Form 10-K
period 2011-12-31
DAVITA INC
filed 2012-02-24
CIK 927066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

For the Fiscal Year Ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2011, the number of shares of the Registrant’s common stock outstanding was approximately 93.5 million shares and the aggregate market value of the common stock outstanding held by non-affiliates based upon the closing price of these shares on the New York Stock Exchange was approximately $8.1 billion.

As of January 31, 2012, the number of shares of the Registrant’s common stock outstanding was approximately 93.7 million shares and the aggregate market value of the common stock outstanding held by non-affiliates based upon the closing price of these shares on the New York Stock Exchange was approximately $7.7 billion.

Documents incorporated by reference

Portions of the Registrant’s proxy statement for its 2012 annual meeting of stockholders are incorporated by reference in Part III of this Form 10-K.

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

Overview

DaVita is a leading provider of kidney dialysis services primarily in the United States for patients suffering from chronic kidney failure, also known as end stage renal disease, or ESRD. As of December 31, 2011, we provided dialysis and administrative services through a network of 1,809 outpatient dialysis centers located in the United States throughout 43 states and the District of Columbia, serving a total of approximately 142,000 patients. We also provide acute inpatient dialysis services in approximately 900 hospitals and related laboratory services throughout the United States. Our U.S. dialysis and related lab services business accounts for approximately 93% of our consolidated net operating revenues. Our other ancillary services and strategic initiatives accounted for approximately 7% of our consolidated net operating revenues for the year ended December 31, 2011, and relate primarily to our core business of providing kidney dialysis services.

In addition, as of December 31, 2011, we provided dialysis and administrative services to a total of 11 outpatient dialysis centers located in three countries outside of the United States. Our international dialysis operations are currently in a start-up phase in which we primarily commenced operations during the fourth quarter of 2011. The total net operating revenues generated from our international operations were not material during 2011 and are included as a component of our ancillary services and strategic initiatives. Therefore, all references in this document to dialysis and related lab services continue to refer only to our U.S. dialysis and related lab services business for the year ended December 31, 2011.

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

According to United States Renal Data System, there were approximately 399,000 ESRD dialysis patients in the United States in 2009 and the underlying ESRD dialysis patient population has grown at an approximate compound rate of 4.0% from 2000 to 2009, the latest period for which such data is available. The growth rate is attributable to the aging of the population, increased incidence rates for diseases that cause kidney failure such as diabetes and hypertension, lower mortality rates for dialysis patients and growth rates of minority populations with higher than average incidence rates of ESRD.

Since 1972, the federal government has provided health care coverage for ESRD patients under the Medicare ESRD program regardless of age or financial circumstances. ESRD is the first and only disease state eligible for Medicare coverage both for dialysis and dialysis-related services and for all benefits available under the Medicare program. Beginning in January 2011, Congress established a new single bundled Medicare payment rate system in which all ESRD payments are now made under a single bundled payment rate that provides for an annual inflation adjustment beginning in 2012, based upon a market basket index, less a productivity improvement factor. The bundled payment rate provides a fixed payment rate to encompass all goods and services provided during the dialysis treatment, including pharmaceuticals that were historically separately reimbursed to the dialysis providers, such as Epogen®, or EPO, vitamin D analogs and iron supplements, irrespective of the level of pharmaceuticals administered or additional services performed. Most lab services that used to be paid directly to laboratories are also included in the new bundled payment. The new bundled payment rate is also adjusted for certain patient characteristics, a geographic usage index and certain other factors.

Also, beginning January 1, 2014, certain oral-only ESRD drugs (currently paid separately to pharmacies under Medicare Part D) will be included in the ESRD bundled payment to dialysis facilities. It is currently unclear how CMS will “price” the oral-only drugs for inclusion in the ESRD bundle in 2014.

Although Medicare reimbursement limits the allowable charge per treatment, it provides industry participants with a relatively predictable and recurring revenue stream for dialysis services provided to patients without commercial insurance. For the year ended December 31, 2011, approximately 89% of our total patients were under government-based programs, with approximately 80% of our patients under Medicare and Medicare-assigned plans.

Treatment options for ESRD

Treatment options for ESRD are dialysis and kidney transplantation.

Dialysis Options

•	Hemodialysis

Hemodialysis, the most common form of ESRD treatment, is usually performed at a freestanding outpatient dialysis center, at a hospital-based outpatient center, or at the patient’s home. The hemodialysis machine uses an artificial kidney, called a dialyzer, to remove toxins, fluids and salt from the patient’s blood. The dialysis process occurs across a semi-permeable membrane that divides the dialyzer into two distinct chambers. While blood is circulated through one chamber, a pre-mixed fluid is circulated through the other chamber. The toxins, salt and excess fluids from the blood cross the membrane into the fluid, allowing cleansed blood to return into the patient’s body. Each hemodialysis treatment that occurs in the outpatient dialysis centers typically lasts approximately three and one-half hours and is usually performed three times per week.

Hospital inpatient hemodialysis services are required for patients with acute kidney failure resulting from trauma, patients in early stages of ESRD, and ESRD patients who require hospitalization for other reasons. Hospital inpatient hemodialysis is generally performed at the patient’s bedside or in a dedicated treatment room in the hospital, as needed.

Some ESRD patients who are healthier and more independent may perform home-based hemodialysis in their home or residence through the use of a hemodialysis machine designed specifically for home therapy that is portable, smaller and easier to use. Patients receive training, support and monitoring from registered nurses, usually in our outpatient dialysis centers, in connection with their dialysis treatment. Home-based hemodialysis is typically performed with greater frequency than dialysis treatments performed in outpatient dialysis centers and on varying schedules.

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

Services we provide

Dialysis and Related Lab Services

Outpatient dialysis services

As of December 31, 2011, we operated or provided administrative services through a network of 1,809 outpatient dialysis centers located in the United States and 11 outpatient dialysis centers located outside the United States that are designed specifically for outpatient hemodialysis. In 2011, our overall network of outpatient dialysis centers increased by 208 primarily as a result of acquisitions and the opening of new centers, net of center closures and divestitures, representing a total increase of approximately 13%. A large portion of this increase was driven from the acquisition of DSI, a medium sized dialysis provider that we acquired in September 2011, that contributed a net 83 outpatient dialysis centers.

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

Many of our outpatient dialysis centers offer certain support services for dialysis patients who prefer and are able to perform either home-based hemodialysis or peritoneal dialysis in their homes. Home-based hemodialysis support services consist of providing equipment and supplies, training, patient monitoring, on-call support services and follow-up assistance. Registered nurses train patients and their families or other caregivers to perform either home-based hemodialysis or peritoneal dialysis.

Under Medicare regulations, we cannot promote, develop or maintain any kind of contractual relationship with our patients which would directly or indirectly obligate a patient to use or continue to use our dialysis services, or which would give us any preferential rights other than those related to collecting payments for our services. Our total patient turnover which is based upon all causes averaged approximately 30% per year for the last two years. However, in 2011 the overall number of patients to whom we furnished services in the U.S. increased by approximately 13%, primarily from new centers and acquisitions, as well as continued growth within the industry and lower mortality rates.

Hospital inpatient hemodialysis services

As of December 31, 2011, we provided hospital inpatient hemodialysis services, excluding physician services, to patients in approximately 900 hospitals throughout the United States. We render these services for a contracted per-treatment fee that is individually negotiated with each hospital. When a hospital requests our services, we typically administer the dialysis treatment at the patient’s bedside or in a dedicated treatment room in the hospital, as needed. Hospital inpatient hemodialysis services are required for patients as discussed above. In 2011, hospital inpatient hemodialysis services accounted for approximately 4.5% of our total U.S. dialysis treatments.

ESRD laboratory services

We own two separately incorporated, licensed, clinical laboratories which specialize in ESRD patient testing. These specialized laboratories provide routine laboratory tests for dialysis and other physician-prescribed laboratory tests for ESRD patients. Our laboratories provide these tests predominantly for our network of ESRD patients throughout the United States. These tests are performed to monitor a patient’s ESRD condition, including the adequacy of dialysis, as well as other medical conditions. Our laboratories utilize information systems which provide information to certain members of the dialysis centers’ staff and medical directors regarding critical outcome indicators.

Management services

We currently operate or provide management and administrative services to 33 outpatient dialysis centers located in the United States and 3 outpatient dialysis centers located outside of the United States in which we either own a minority equity investment or are wholly-owned by third parties. These services are provided pursuant to management and administrative services agreements. Management fees are established by contract and are recognized as earned typically based on a percentage of revenues or cash collections generated by the centers.

Ancillary services and strategic initiatives

Ancillary services and strategic initiatives, which include our international dialysis operations, as described above, accounted for approximately 7% of our total consolidated net operating revenues for the year ended December 31, 2011, consist primarily of the following:

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

•

Infusion therapy services. HomeChoice Partners provides comprehensive personalized infusion therapy services to patients typically in their own homes as a cost-effective alternative to inpatient hospitalization. Intravenous and nutritional support therapies are typically managed by registered and/or board-certified professionals including pharmacists, nurses and dieticians in collaboration with the patient’s physician in support of the patient’s ongoing health care needs. Revenues are recognized in the period when infusion therapy services are provided.

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

Quality care

We employ 200 clinical service teammates. The primary focus of this group is assuring and facilitating processes that aim to achieve superior clinical outcomes at our centers.

Our physician leadership in the Office of the Chief Medical Officer (OCMO) includes nine senior nephrologists, led by our Chief Medical Officer, with a variety of academic, clinical practice, and clinical research backgrounds. Our Physician Council is an advisory body to senior management, currently composed of ten physicians with extensive experience in clinical practice in addition to the members of OCMO and currently six Group Medical Directors.

Sources of revenue—concentrations and risks

Our dialysis and related lab services business net operating revenues represent approximately 93% of our consolidated net operating revenues for the year ended December 31, 2011, with the balance of our revenues from ancillary services and strategic initiatives which also includes our international dialysis operations. Our dialysis and related lab services revenues are derived primarily from our core business of providing kidney dialysis services, the administration of pharmaceuticals, related laboratory services and to a lesser extent management fees generated from providing management and administrative services to certain outpatient dialysis centers.

The sources of our dialysis and related lab services revenues are principally from government-based programs, including Medicare and Medicare-assigned plans, Medicaid and Medicaid-assigned plans and commercial insurance plans.

The following table summarizes our dialysis and related lab services revenues by source for the year ended December 31, 2011:

Revenue percentages
Medicare and Medicare-assigned plans	58%
Medicaid and Medicaid-assigned plans	5%
Other government-based programs	3%

Total government-based programs	66%
Commercial (including hospital inpatient dialysis services)	34%

Total dialysis and related lab services revenues	100%

The following table summarizes our dialysis and related lab services revenues by modality for the year ended December 31, 2011:

Revenue percentages
Outpatient hemodialysis centers	81%
Peritoneal dialysis and home-based hemodialysis	14%
Hospital inpatient hemodialysis	5%

Total dialysis and related lab services revenues	100%

Medicare revenue

Under the Medicare ESRD program, payment rates for dialysis are established by the U.S. Congress. On January 1, 2011 we implemented Medicare’s new payment system in which all ESRD payments are made under a single bundled payment rate that, beginning in 2012, will provide for an annual inflation adjustment based upon a market basket index, less a productivity adjustment that was determined to be 2.1% by the Centers for Medicare and Medicaid Services, or CMS, for 2012. Also beginning in 2012, the rule provides for up to a 2% annual payment withhold that can be earned back by the facilities that meet certain defined clinical performance standards. The new payment system reimburses providers based upon a single bundled or average payment for each Medicare treatment provided. This new bundled payment amount is designed to cover all dialysis services which were historically included in the composite rate and all separately billable ESRD services such as pharmaceuticals and laboratory costs. In the past the amount of services that were separately billable accounted for approximately 30% of our total dialysis and related lab services revenues. The new bundled payment rate is adjusted for certain patient characteristics, a geographic wage index and certain other factors. The initial 2011 bundled payment rate included reductions of 2.0% from the prior reimbursement and further reduced overall rates by 5.94% tied to an expanded list of case mix adjustors which can be earned back based upon the presence of certain patient characteristics and co-modalities at the time of treatment. There are also other provisions which may impact payment including an outlier pool and a low volume facility adjustment. With regard to the expanded list of case-mix adjusters, these are difficult and in some cases, have not been possible for our dialysis centers to document and track, which has resulted in lower reimbursement amounts than we would otherwise have received.

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

In 2011 we experienced a decrease in our operating costs primarily from a decline in the utilization of physician-prescribed pharmaceuticals due to continued evolution of clinical practices which helped minimize the overall negative financial impact that we incurred from reductions in our reimbursement amounts for services we provide to Medicare patients. However, certain operating expenditures, such as labor and supply costs, are subject to inflation, and without a compensating inflation-based increase in the new bundled payment rate system, could significantly impact our operating results. Our operating results can also be impacted by the cost of physician-prescribed pharmaceuticals.

In 2011, we operated a Medicare Advantage ESRD Special Needs Plan in partnership with a payor that works with CMS to provide ESRD patients full service health care. We are at risk for all medical costs of the program in excess of the capitation payments. We also participated in a CKD/ESRD demonstration program until April 2011, when we terminated the program. We were paid a management fee for program enrollees relating to CKD and ESRD disease states, which are subject to retraction if certain medical cost savings targets were not met. The demonstration program is still in the process of evaluating costs to determine whether these targets were actually met.

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

Commercial revenues

Before a patient becomes eligible to have Medicare as their primary payor for dialysis services, a patient’s commercial insurance plan, if any, is responsible for payment of such dialysis services. Although commercial payment rates vary, average commercial payment rates are generally significantly higher than Medicare rates. The payments we receive from commercial payors generate nearly all of our profits. Payment methods from commercial payors include a single lump-sum per treatment, referred to as bundled rates, and in some cases separate payments for treatments and pharmaceuticals, if used as part of the treatment, referred to as fee for service rates. Commercial payment rates are the result of negotiations between us and insurers or third-party administrators. Our out-of-network payment rates are on average higher than in-network payment rates. In 2011, we continued to enter into some commercial contracts, covering certain patients that will primarily pay us a single bundled payment rate for all dialysis services provided to these patients. However, some of the contracts will pay us for certain other services and pharmaceuticals in addition to the bundled payment. These contracts typically contain annual price escalator provisions. We are continuously in the process of negotiating agreements with our commercial payors and if our negotiations result in overall commercial rate reductions in excess of our commercial rate increases, our revenues and operating results could be negatively impacted. In addition, if there are sustained or increased job losses in the United States as a result of current economic conditions, or depending upon changes to the healthcare regulatory system, we could experience a decrease in the number of patients covered under commercial plans.

Approximately 34% of our dialysis and related lab services revenues and approximately 11% of our patients were associated with commercial payors for the years ended December 31, 2011. Our commercial patients as a percentage of our total patients declined in 2011 and 2010, but the actual number of commercial patients has increased during these same periods. In the fourth quarter of 2011, our actual percentage of commercial patients was approximately 10%. Less than 1% of our dialysis and related lab services revenues are due directly from patients. No single commercial payor accounted for more than 6% of total dialysis and related lab services revenues for the year ended December 31, 2011.

Revenue from EPO and other pharmaceuticals

Approximately 4% of our total dialysis and related lab services revenues for the year ended December 31, 2011 are associated with the administration of physician-prescribed pharmaceuticals that are separately billable, which help improve clinical outcomes when included with the dialysis treatment. These pharmaceuticals include EPO, vitamin D analogs and iron supplements.

EPO is an erythropoiesis stimulating agent, or ESA, genetically-engineered form of a naturally occurring protein that stimulates the production of red blood cells. EPO is used in connection with all forms of dialysis to treat anemia, a medical complication most ESRD patients experience. The administration of EPO, when separately billable, accounted for approximately 3% of our dialysis and related lab services revenues for the year ended December 31, 2011.

These percentages represent a significant decrease from prior years in the amount of revenue that we generated from separately billable pharmaceuticals as a result of implementing Medicare’s new single bundled payment rate system, whereby pharmaceuticals, including EPO, are now included in a single bundled payment. In addition, we also entered into some commercial contracts covering certain patients that also pay us under a single bundled rate for all dialysis services provided to these patients.

EPO is produced by a single manufacturer, Amgen. Any interruption of supply or product cost increases could adversely affect our operations. As an example, in 2011 we experienced an increase in the cost of EPO of approximately 5%. In November 2011, we entered into a seven year Sourcing and Supply Agreement with Amgen USA Inc. that expires on December 31, 2018. Under the terms of the agreement we will purchase EPO in amounts necessary to meet no less than 90% of our requirements for erythropoiesis stimulations agents. The agreement replaces in its entirety the prior one-year supply agreement between us and Amgen that expired on December 31, 2011. As long as certain conditions are met by us, the agreement limits Amgen’s ability to unilaterally decide to increase the price it charges us for EPO. The agreement, among other things, provides for discounted pricing and rebates for EPO. Some of the rebates are subject to various conditions including future pricing levels of EPO by Amgen and data submission by us. In the initial years of the agreement the total rebate opportunity is less than what was provided for in the agreement that expired as the end of 2011, however, the opportunity for us to earn discounts and rebates increases over the term of the agreement.

Since late 2006, there has been significant media discussion and government scrutiny regarding anemia management practices in the United States, which has created confusion and concern in the nephrology community. In late 2006, the U.S. House of Representatives Ways and Means Committee held a hearing on the issue of the utilization of ESAs, which include EPO, and in 2007, the FDA required changes to the labeling of EPO and Aranesp® to include a black box warning, the FDA’s strongest form of warning label. An FDA advisory panel on ESA use met in October 2010, which meeting was similar to the prior meeting held in 2007 in that there was significant discussion and concern about the safety of ESAs. The panel concluded it would not recommend a change in ESA labeling. However, the FDA is not bound by the panel’s recommendation. In June

2011, the FDA required that the black box warning be slightly revised and also include more conservative dosing recommendations for patients with chronic kidney disease. In addition, in June 2011, CMS opened a National Coverage Analysis, or NCA, for ESAs. Further, in January 2011, CMS convened a meeting of the Medicare Evidence Development and Coverage Advisory Committee, or MEDCAC, to evaluate evidence for the pending NCA. In June 2011, CMS determined not to issue a national coverage determination for ESAs due to a lack of available evidence to establish coverage criteria or limitations.

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

Physician relationships

An ESRD patient generally seeks treatment at an outpatient dialysis center near his or her home where his or her treating nephrologist has practice privileges. Our relationships with local nephrologists and our ability to meet their needs and the needs of their patients are key factors in the success of our dialysis operations. Approximately 4,300 nephrologists currently refer patients to our outpatient dialysis centers. As is typical in the dialysis industry, one or a few physicians, including the outpatient dialysis center’s medical director, usually account for all or a significant portion of an outpatient dialysis center’s patient base. If a significant number of physicians, including an outpatient dialysis center’s medical directors, were to cease referring patients to our outpatient dialysis centers, our business could be adversely affected.

Participation in the Medicare ESRD program requires that dialysis services at an outpatient dialysis center be under the general supervision of a medical director who is a licensed physician. We have engaged physicians or groups of physicians to serve as medical directors for each of our outpatient dialysis centers. At some outpatient dialysis centers, we also separately contract with one or more other physicians to serve as assistant or associate medical directors or to direct specific programs, such as home dialysis training programs. We have contracts with approximately 1,700 individual physicians and physician groups to provide medical director services.

Medical directors enter into written contracts with us that specify their duties and fix their compensation generally for periods of ten years. The compensation of our medical directors is the result of arm’s length negotiations and generally depends upon an analysis of various factors such as the physician’s duties, responsibilities, professional qualifications and experience, among others.

Our medical director contracts generally include covenants not to compete. Also, when we acquire an outpatient dialysis center from one or more physicians or where one or more physicians own minority interests in our outpatient dialysis centers, these physicians have agreed to refrain from owning interests in other competing outpatient dialysis centers within a defined geographic area for various time periods. These non-compete agreements restrict the physicians from owning or providing medical director services to other outpatient dialysis centers, but do not prohibit the physicians from referring patients to any outpatient dialysis center, including competing centers. Many of these non-compete agreements continue for a period of time beyond expiration of the corresponding medical director agreements, although some expire at the same time as the medical director agreement. Occasionally, we experience competition from a new outpatient dialysis center established by a former medical director following the termination of his or her relationship with us.

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

CMS continues to study the regulations applicable to Medicare certification to provide dialysis services. On April 15, 2008, CMS issued new regulations for Medicare-certified ESRD facilities to provide dialysis services, referred to as Conditions for Coverage. The Conditions for Coverage were effective October 14, 2008, with some provisions having a phased in implementation date of February 1, 2009. The regulations are patient, quality and outcome focused. Among other things, they establish performance expectations for facilities and staff, eliminate certain procedural requirements, and promote continuous quality improvement and patient safety measures. We have established an interdisciplinary work group that includes a comprehensive auditing process to monitor our continued compliance with the Conditions of Coverage.

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

Our medical directors refer patients to our centers, and these arrangements, by which we pay them for their medical director services, must be in compliance with the federal anti-kickback statute. Among the available safe harbors is one for personal services furnished for fair market value. However, most of our agreements with our medical directors do not satisfy all seven of the requirements of the personal services safe harbor. We believe that because of the nature of our medical directors’ duties, it is impossible to satisfy the anti-kickback safe-harbor requirement that services provided under an agreement on a part-time basis must specify the schedule of intervals of service, and their precise length and the exact charge for such intervals. Accordingly, while we believe that our agreements with our medical directors satisfy as many of the elements of this safe harbor as we believe is reasonably possible, our arrangements do not qualify for safe harbor protection, as precise scheduling is not possible. We also note that there is little guidance available as to what constitutes fair market value for medical director services. We believe that our agreements do not violate the federal anti-kickback statute; however, since the arrangements do not satisfy all of the requirements for safe harbor protection, these arrangements could be challenged.

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

We lease space for approximately 560 of our centers from entities in which physicians hold ownership interests and we sublease space to referring physicians at approximately 220 of our dialysis centers. These arrangements must be in compliance with the anti-kickback statute. We believe that we meet the elements of the safe harbor for space rentals in all material respects.

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

The definition of DHS under the Stark Law excludes services paid under a composite rate, even if some of the components bundled in the composite rate are DHS. Although the new ESRD bundled payment system is no longer titled a “composite rate”, we believe that the former composite rate payment system and the current bundled system are both composite systems excluded from the Stark Law. Since most services furnished to Medicare beneficiaries provided in our dialysis centers are reimbursed through a composite or bundled rate, the services performed in our facilities generally are not DHS, and the Stark Law referral prohibition does not apply to those services. The definition of DHS also excludes inpatient dialysis performed in hospitals that are not certified to provide ESRD services. Consequently, our arrangements with such hospitals for the provision of dialysis services to hospital inpatients do not trigger the Stark Law referral prohibition.

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

While we believe that most of our operations do not implicate the Stark Law, particularly under the new ESRD bundled payment system, and that to the extent that our dialysis centers furnish DHS, they either meet an exception or do not bill for services that do not meet a Stark Law exception, if CMS determined that we have submitted claims in violation to the Stark Law, we would be subject to the penalties described above. In addition, it might be necessary to restructure existing compensation agreements with our medical directors and to repurchase or to request the sale of ownership interests in subsidiaries and partnerships held by referring physicians or, alternatively, to refuse to accept referrals for DHS from these physicians. Any such penalties and restructuring could have a material adverse effect on our operations.

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

Insurance

We maintain insurance for property and general liability, professional liability, directors’ and officers’ liability, workers compensation and other coverage in amounts and on terms deemed adequate by management based on our actual claims experience and expectations for future claims. Future claims could, however, exceed our applicable insurance coverage. Physicians practicing at our dialysis centers are required to maintain their own malpractice insurance and our medical directors are required to maintain coverage for their individual private medical practices. Our liability policies cover our medical directors for the performance of their duties as medical directors at our outpatient dialysis centers.

Capacity and location of our centers

We are able to increase our capacity by extending hours at our existing centers, expanding our existing centers, relocating our centers, developing new centers and by acquiring centers. The development of a typical outpatient dialysis center by us generally requires approximately $2.5 million for leasehold improvements, equipment and first-year working capital. Based on our experience, a new center typically opens within a year after the property lease is signed, normally achieves operating profitability in the second year after certification and normally reaches maturity within three to five years. Acquiring an existing outpatient dialysis center requires a substantially greater initial investment, but profitability and cash flow are generally initially more predictable. To a limited extent, we enter into agreements to provide management and administrative services to outpatient dialysis centers in which we either own a minority equity investment, or are wholly-owned by third parties in return for management fees, which are typically based on a percentage of revenues or cash collections of the managed operations.

The table below shows the growth of our company by number of dialysis centers.

	2011		2010	2009	2008	2007
Number of centers at beginning of year	1,612		1,530	1,449	1,359	1,300
Acquired centers	178	(1)	41	19	20	16
Developed centers	65		65	78	86	64
Net change in centers with management and administrative services agreements*	4		—	8 (2)	1	(15	)(3)
Sold and closed centers**	(32	)(1)	(10)	(8)	(9)	(4)
Closed centers***	(7)		(14)	(16)	(8)	(2)

Number of centers at end of year	1,820		1,612	1,530	1,449	1,359

(1)	In 2011, we acquired 113 dialysis centers and divested a total of 30 centers in connection with the acquisition of DSI.
(2)	During 2009, we made minority equity investments in 6 centers and we entered into 2 additional management and administrative service agreements.
(3)	In November 2007, one of our management and administration service agreements was terminated, in which we provided management and administrative services to 20 dialysis centers.
*	Represents dialysis centers in which we either own a minority equity investment, or are wholly-owned by third parties.
**	Represents dialysis centers that were sold and/or closed in which patients were not retained.
***	Represents dialysis centers that were closed and the majority of patients were retained and transferred to one of our other existing outpatient dialysis centers.

As of December 31, 2011, we operated or provided administrative services to a total of 1,820 outpatient dialysis centers, of which 1,809 are located in the United States and 11 are located in three countries outside of the United States. A total of 1,784 are consolidated in our financial statements. Of the remaining 36 unconsolidated outpatient dialysis centers, we own a minority equity investment in 19 centers and provide management and administrative services to 17 centers, of which three centers are located outside of the United States, that are wholly-owned by third parties. The locations of the 1,784 outpatient dialysis centers consolidated in our financial statements at December 31, 2011 were as follows:

State	Centers	State	Centers	State	Centers
California	216	New York	40	Kansas	19
Texas	151	Minnesota	39	Nevada	18
Florida	139	Kentucky	32	Nebraska	14
Georgia	105	Oklahoma	31	Massachusetts	13
Ohio	84	Colorado	30	Mississippi	11
Pennsylvania	75	New Jersey	30	District of Columbia	9
Illinois	70	Wisconsin	28	Idaho	9
North Carolina	62	Louisiana	27	Utah	4
Michigan	56	South Carolina	26	New Mexico	4
Virginia	55	Arizona	25	West Virginia	4
Maryland	51	Washington	25	South Dakota	3
Indiana	48	Connecticut	21	New Hampshire	2
Tennessee	47	Iowa	20	North Dakota	2
Missouri	46	Oregon	20	Rhode Island	1
Alabama	44	Arkansas	20

International	Centers
India	6
Germany	2

Competition

The U.S. dialysis industry has consolidated significantly over time but still remains highly competitive, particularly in terms of acquiring existing outpatient dialysis centers. We continue to face increased competition in the U.S. dialysis industry from large and medium-sized providers who compete directly with us for the acquisition of dialysis businesses, relationships with physicians to act as medical directors and for individual patients. In addition, as we continue our international dialysis expansion into various international markets, we will face competition from large and medium-sized providers for these acquisition targets as well. Acquisitions, developing new outpatient dialysis centers, patient retention and physician relationships are an important part of our growth strategy and our business could be adversely affected if we are not able to continue to make acquisitions on reasonable terms, experience significant patient attrition to our competitors and are not able to maintain or establish new relationships with physicians. Competition for qualified physicians to act as medical directors and for inpatient dialysis services agreements with hospitals is also intense. Occasionally, we have also experienced competition from former medical directors or referring physicians who have opened their own dialysis centers. In addition, we experience competitive pressures in connection with negotiating contracts with commercial healthcare payors.

The two largest dialysis companies, Fresenius Medical Care, or Fresenius, and our company, account for approximately two-thirds of outpatient dialysis patients in the United States with our company serving approximately 32% of the total outpatient dialysis patients. Approximately 47% of the centers not owned by us or Fresenius are owned or controlled by hospitals or non-profit organizations. Hospital-based and non-profit dialysis units typically are more difficult to acquire than physician-owned centers. Because of the ease of entry into the dialysis business and the ability of physicians to be medical directors for their own centers, competition for growth in existing and expanding markets is not limited to large competitors with substantial financial resources.

Fresenius also manufactures a full line of dialysis supplies and equipment in addition to owning and operating outpatient dialysis centers. This may give them cost advantages over us because of their ability to manufacture their own products. However, Fresenius has been one of our largest suppliers of dialysis products. In January 2010, we entered into an agreement with Fresenius which committed us to purchase a certain amount of dialysis equipment, parts and supplies from them through 2013. In addition, in August 2006 in connection with the DVA Renal Healthcare acquisition, we also entered into a product supply agreement with Gambro Renal Products that requires us to purchase a certain amount of our hemodialysis non-equipment product supplies, such as dialyzers, at fixed prices through 2015. Our purchases of products in these categories generally offered by both Fresenius and Gambro Renal Products represent approximately 4% of our total operating expenses. During 2011, we purchased hemodialysis products and supplies from Gambro Renal Products representing approximately 2% of our total operating expenses.

Teammates

As of December 31, 2011, we had approximately 41,000 teammates:

• Licensed professional staff (nurses, dieticians and social workers)	18,000

• Other patient care and center support staff and laboratory personnel	17,500

• Corporate, billing and regional administrative staff	5,500

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

Approximately 34% of our dialysis and related lab services revenues for the year ended December 31, 2011 were generated from patients who have commercial payors as the primary payor. The majority of these patients have insurance policies that pay us on terms and at rates that are generally significantly higher than Medicare rates. The payments we receive from commercial payors generate nearly all of our profit and all of our nonacute dialysis profits come from commercial payors. We continue to experience downward pressure on some of our commercial payment rates and it is possible that commercial payment rates could be materially lower in the future. The downward pressure on commercial payment rates is a result of general conditions in the market, recent and future consolidations among commercial payors, increased focus on dialysis services and other factors.

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

Changes in the structure of, and payment rates under the Medicare ESRD program, including the Budget Control Act of 2011 and other healthcare reform initiatives, could substantially reduce our revenues, earnings and cash flows.

Approximately 49% of our dialysis and related lab services revenues for the year ended December 31, 2011 was generated from patients who have Medicare as their primary payor. Prior to January 1, 2011, the Medicare ESRD program paid us for dialysis treatment services at a fixed composite rate. The Medicare composite rate was the payment rate for a dialysis treatment including the supplies used in those treatments, specified laboratory tests and certain pharmaceuticals. Certain other pharmaceuticals, including EPO, vitamin D analogs and iron supplements, as well as certain specialized laboratory tests, were separately billed.

In July 2008, MIPPA was passed by Congress. This legislation introduced a new payment system for dialysis services beginning in January 2011 whereby payment for dialysis treatment and related services is now made under a bundled payment rate which provides a fixed rate to encompass all goods and services provided during the dialysis treatment, including pharmaceuticals that were historically separately reimbursed to the dialysis providers, such as EPO, vitamin D analogs and iron supplements, as well as laboratory testing. On August 12, 2010, the Centers for Medicare & Medicaid Services, or CMS, published the final rule implementing the bundled payment in the Federal Register. The initial 2011 bundled rate included reductions of 2% from the prior reimbursement and further reduced overall rates by 5.94% tied to an expanded list of case-mix adjustors which can be earned back based upon the presence of these certain patient characteristics and co-morbidities at the time of treatment. There are also other provisions which may impact payment including an outlier pool and a low volume facility adjustment.

Another important provision in the new law is an annual adjustment, or market basket update, each year to the base ESRD Prospective Payment Rate (PPS). Absent action by Congress the PPS annual rate will be automatically updated by a formulaic inflation adjustment. On October 14, 2011, the Medicare Payment Advisory Commission, or MedPAC, sent a letter to chairmen and ranking members of the Senate Finance Committee and the House Committees on Ways and Means and Energy and Commerce that included a number of recommendations, including a reduction in the 2012 dialysis PPS update to 1.0% (rather than the 2.1% update that eventually was adopted). Although this 1.0% update was not adopted, the MedPAC focus on such a reduction indicates further scrutiny of the annual update is possible.

On November 1, 2011, CMS issued the final ESRD Prospective Payment System (PPS) rule for 2012. The base will increase by 2.1%, representing a market base of increase of 3.0% less a productivity adjustment of 0.9%. The increase in the final base rate for 2012 (2.1%) is slightly greater than the increase of 1.8% stated in the proposed 2012 ESRD PPS rule published in July 2011, and was made irrespective of the MedPAC recommendation for a reduction of the dialysis update. In 2012 and beyond the ESRD PPS system also includes a quality incentive program (QIP) that reduces payments by up to 2% and provides facilities the opportunity to earn all or some of the amount withheld based on meeting certain defined clinical goals. In December 2011, CMS published the list of facilities subject to a QIP reduction for 2012. The vast majority of our facilities will not be subject to a QIP reduction in 2012 and the overall reduction to our rates is 0.2%.

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

On August 2, 2011, the President signed into law the “Budget Control Act of 2011” (Public Law 112-25), which raised the debt ceiling and put into effect a series of actions to reduce the federal budget deficit over ten years. The first phase required reductions of $917 billion in domestic and defense discretionary spending only. Under the second phase, the law created a 12-member Joint Select Committee on Deficit Reduction, or the Committee, which was given a goal of $1.5 trillion in deficit reduction, but a mandatory $1.2 trillion in deficit reduction over ten years. The deficit reduction could have been through spending cuts, increased revenues, or a combination of both. The Committee was required to report its recommendations to the Congress no later than November 23, 2011. The Congress was required to act on the recommendations, without amendment, by December 23, 2011. The Committee failed to report a deficit reduction bill by November 23, and the Congress subsequently failed to enact deficit reduction legislation. As a result, in January 2012, a $1.2 trillion sequestration order requiring across-the-board spending cuts will be developed. The order would take effect in January 2013 for the entire fiscal year 2013 budget. The cuts in the sequestration order will be distributed equally between defense and nondefense spending. Among the health-related programs exempted from sequestration are Social Security, Medicaid, Veterans Health Administration, or VA, benefits and pensions, federal retirement funds, civilian and military pay, child nutrition, SSI, and WIC. Medicare providers would be cut by 2% of total program costs.

We also cannot predict whether we will be able to comply with the CMS rules related to the bundled payment system as processes and systems are modified substantially to capture all required data. To the extent we are not able to adequately bill and collect for certain payment adjustors and are not able to offset the mandated reductions in reimbursement or if we face regulatory enforcement actions and penalties as a result of alleged improper billing of governmental programs, it could have a material adverse effect on our revenues, earnings and cash flows. (For additional details regarding the risks we face for failing to adhere to our Medicare and Medicaid regulatory compliance obligations, see the risk factor below under the heading “If we fail to adhere to all of the complex government regulations that apply to our business, we could suffer severe consequences that would substantially reduce our revenues, earnings and cash flows”).

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

Approximately 16% of our dialysis and related lab services revenues for the year ended December 31, 2011 was generated from patients who have state Medicaid or other non-Medicare government-based programs, such as Medicare-assigned plans or the VA, as their primary coverage. As state governments and governmental organizations face increasing budgetary pressure, we may in turn face reductions in payment rates, delays in the timing of payments, limitations on eligibility or other changes to the applicable programs. For example, some programs, such as certain state Medicaid programs and the VA, have recently considered, proposed or implemented rate reductions.

On December 17, 2010, the Department of Veterans Affairs published a final rule in which it materially changed the payment methodology and ultimately the amount paid for dialysis services furnished to veterans in non-VA centers such as ours. In the final rule, the VA adopted the bundled payment system implemented by Medicare and estimated a reduction of 39% in payments for dialysis services to veterans at non-VA centers. Approximately 2% of our dialysis and related lab services revenues for the year ended December 31, 2011 was generated by the VA. The new VA payment methodology will have a significant negative impact on our revenues, earnings and cash flows as a result of the reduction in rates or as a result of the decrease in the number of VA patients we serve. We recently executed contractual agreements with the VA and there is some uncertainty as to when this rule will take effect for the patients covered by these contracts. While at this time the contracts remain in force, these agreements provide for the right for either party to terminate the agreement without cause on short notice. Further, patients who are not covered by the contractual arrangements will likely be reimbursed at Medicare rates beginning with the date of implementation of the rule. If the VA proceeds with payment rate reductions or fails to renew our existing contracts, we might have to cease accepting patients under this program and could even be forced to close centers.

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

Historically, Medicare and most Medicaid programs paid for EPO outside of the composite rate. This separate payment has long been the subject of discussions regarding appropriate dosing and payment in an effort to reduce escalating expenditures for EPO. Since January 1, 2011, Medicare has bundled EPO into the prospective payment system such that dosing variations will not change the amount paid to a dialysis facility. Although some Medicaid programs and other payors suggest movement towards a bundled payment system inclusive of EPO, some non-Medicare payors continue to pay for EPO separately from the treatment rate. The administration of EPO and other pharmaceuticals that are separately billable accounted for approximately 4% of our dialysis and related lab services revenues for the year ended December 31, 2011, with EPO alone accounting for approximately 3% of our dialysis and related lab services revenues for the same period. Changes in clinical practices that result in further decreased utilization of prescribed pharmaceuticals or changes in payment rates for those pharmaceuticals could reduce our revenues, earnings and cash flows.

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

In November 2011, we entered into a seven year Sourcing and Supply Agreement with Amgen USA Inc. Under the agreement we committed to purchase EPO in amounts necessary to meet no less than 90% of our requirements for erythropoiesis stimulating agents. The agreement replaces in its entirety the prior one-year supply agreement between us and Amgen that expired on December 31, 2011. As long as certain conditions are met by us, the agreement limits Amgen’s ability to unilaterally decide to increase the price for EPO. Future increases in the cost of EPO without corresponding increases in payment rates for EPO from commercial payors and without corresponding increases in the Medicare bundled rate could have a material adverse effect on our earnings and cash flows and ultimately reduce our income. Our agreement with Amgen for EPO provides for discounted pricing and rebates for EPO. Some of the rebates are subject to various conditions including but not limited to future pricing levels of EPO by Amgen and data submission by us. In addition, the rebates are subject to certain limitations. We cannot predict whether, over the seven year term of the agreement, we will continue to receive the rebates for EPO that we have received in the past, or whether we will continue to achieve the same levels of rebates within that structure as we have historically achieved. In the initial years of the agreement, however, the total rebate opportunity is less than what was provided in the agreement that expired at the end of 2011, however, the opportunity for us to earn discounts and rebates increases over the term of the agreement. Factors that could impact our ability to qualify for rebates provided for in our agreement with Amgen in the future include, but are not limited to, our ability to track certain data elements. We cannot predict whether we will be able to meet the applicable qualification requirements for receiving rebates. Failure to meet certain targets and earn the specified rebates could have a material adverse effect on our earnings and cash flows.

We are the subject of a number of inquiries by the federal government and two private civil suits, any of which could result in substantial penalties or awards against us, imposition of certain obligations on our practices and procedures, exclusion from future participation in the Medicare and Medicaid programs and, in certain cases, criminal penalties.

We are the subject of a number of inquiries by the federal government. We have received subpoenas or other requests for documents from the federal government in connection with the 2005 U.S. Attorney investigation, the Woodard private civil suit, the Vainer private civil suit, the 2010 U.S. Attorney physician relationship investigation, the 2011 U.S. Attorney physician relationship investigation and the 2011 U.S. Attorney Medicaid investigation. Certain current and former members of the Board and executives have been subpoenaed to testify before the grand jury in Colorado, and other Company representatives may also receive subpoenas for testimony related to the 2011 U.S. Attorney physician relationship investigation (see Part I, Item 3, of this report under the caption “Legal Proceedings” for additional details regarding these matters). After investigation, the government did not intervene and is not actively pursuing either the Woodard or the Vainer private civil suits mentioned above. In each of these private civil suits, a relator has filed a complaint against us in federal court under the qui tam provisions of the FCA and is pursuing the claims independently. The parties are engaged in active litigation. We are cooperating with the OIG and those offices of the U.S. Attorney still actively pursuing the matters mentioned above and are producing the requested records. Although we cannot predict whether or when proceedings might be initiated by the federal government, the scope of such proceedings or when these matters may be resolved, it is not unusual for investigations such as these to continue for a considerable period of time through the various phases of document and witness requests and on-going discussions with regulators. Responding to the subpoenas or investigations and defending ourselves in the private civil suits will continue to require management’s attention and significant legal expense. Any negative findings could result in substantial financial penalties or awards against us, imposition of certain obligations on our practices and procedures, exclusion from future participation in the Medicare and Medicaid programs and, in certain cases, criminal penalties. To our knowledge, no proceedings have been initiated by the federal government against us at this time.

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

As of December 31, 2011, we owned a controlling interest in numerous dialysis-related joint ventures, which represented approximately 18% of our dialysis and related lab services revenues for the year ended December 31, 2011. In addition, we also owned minority equity investments in several other dialysis related joint ventures. We anticipate that we will continue to increase the number of our joint ventures. Many of our joint ventures with physicians or physician groups also have the physician owners providing medical director services to those centers or other centers we own and operate. Because our relationships with physicians are governed by the federal anti-kickback statute, we have sought to structure our joint venture arrangements to satisfy as many safe harbor requirements as we believe are reasonably possible. However, our joint venture arrangements do not satisfy all elements of any safe harbor under the federal anti-kickback statute (and possibly the Stark Law). The subpoena and related requests for documents we received from the U.S. Attorney’s Office for the Eastern District of Missouri in the 2005 U.S. Attorney investigation, the OIG’s Office in Dallas in the 2010 U.S. Attorney physician relationship investigation and the U.S. Attorney’s Office for the District of Colorado in the 2011 U.S. Attorney physician relationship investigation, included requests for documents related to our joint ventures. We were advised by the U.S. Department of Justice that it is conducting civil and grand jury investigations into our financial relationships with physicians.

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

There are significant estimating risks associated with the amount of dialysis and related lab services revenues and related refund liabilities that we recognize in a reporting period. The billing and collection process is complex due to ongoing insurance coverage changes, geographic coverage differences, differing interpretations of contract coverage, and other payor issues. Determining applicable primary and secondary coverage for approximately 142,000 U.S. patients at any point in time, together with the changes in patient coverage that occur each month, requires complex, resource-intensive processes. Errors in determining the correct coordination of benefits may result in refunds to payors. Revenues associated with Medicare and Medicaid programs are also subject to estimating risk related to the amounts not paid by the primary government payor that will ultimately be collectible from other government programs paying secondary coverage, the patient’s commercial health plan secondary coverage or the patient. Collections, refunds and payor retractions typically continue to occur for up to three years and longer after services are provided. We generally expect our range of dialysis and related lab services revenues estimating risk to be within 1% of revenues for the segment, which can represent as much as 6% of consolidated operating income. If our estimates of dialysis and related lab services revenues and related refund liabilities are materially inaccurate, it could impact the timing and the amount of our revenue recognition and have a significant impact on our operating results.

The ancillary services we provide or the strategic initiatives, including our international dialysis operations, that we invest in now or in the future may generate losses and may ultimately be unsuccessful. In the event that one or more of these activities is unsuccessful, we may have to write off our investment and incur other exit costs.

Our ancillary services and strategic initiatives currently include pharmacy services, infusion therapy services, disease management services, vascular access services, ESRD clinical research programs, physician services and our international dialysis operations. We expect to add additional service offerings and pursue additional strategic initiatives in the future as circumstances warrant, which could include healthcare services not related to dialysis. Many of these initiatives require or would require investments of both management and financial resources and can generate significant losses for a substantial period of time and may not become profitable. There can be no assurance that any such strategic initiative will ultimately be successful. Any significant change in market conditions, or business performance, or in the political, legislative or regulatory environment, may impact the economic viability of any of these strategic initiatives. For example, during 2011 and 2010, several of our strategic initiatives generated net operating losses and some are expected to generate net operating losses in 2012. If any of our ancillary services or strategic initiatives, including our international dialysis operations, do not perform as planned, we may incur a material write-off or an impairment of our investment, including goodwill, in one or more of these activities or we could incur significant termination costs if we were to exit a certain line of business. As an example, during the second quarter of 2011 we recorded a goodwill impairment charge of $24 million related to a decrease in the implied fair value of goodwill below its carrying amount associated with our infusion therapy business.

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

Our medical director contracts are for fixed periods, generally three to ten years, and at any given time a large number of them could be up for renewal at the same time. Medical directors have no obligation to extend their agreements with us, and there are a number of factors, including opportunities presented by our competitors or different affiliation models in the changing healthcare environment, that could negatively impact their decisions to extend their agreements with us. In addition, we may take actions to restructure existing relationships or take positions in negotiating extensions of relationships to assure compliance with the anti-kickback statute, Stark Law and other similar laws. These actions also could negatively impact the decision of physicians to extend their medical director agreements with us or to refer their patients to us. If the terms of any existing agreement are found to violate applicable laws, we may not be successful in restructuring the relationship which could lead to the early termination of the agreement, or cause the physician to stop referring patients to our dialysis centers. If a significant number of physicians were to cease referring patients to our dialysis centers, whether due to regulatory or other reasons, then our revenues, earnings and cash flows would be substantially reduced.

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

The dialysis industry is highly competitive, particularly in terms of acquiring existing dialysis centers. We continue to face increased competition in the U.S. dialysis industry from large and medium-sized providers which compete directly with us for acquisition targets as well as for individual patients and medical directors. In addition, as we continue our international dialysis expansion into various international markets, we will face competition from large and medium-sized providers for these acquisition targets as well. Acquisitions, patient retention and medical director retention are an important part of our growth strategy. Because of the ease of entry into the dialysis business and the ability of physicians to be medical directors for their own centers, competition for growth in existing and expanding markets is not limited to large competitors with substantial financial resources. Occasionally, we have experienced competition from former medical directors or referring physicians who have opened their own dialysis centers. In addition, Fresenius, our largest competitor, manufactures a full line of dialysis supplies and equipment in addition to owning and operating dialysis centers. This may give it cost advantages over us because of its ability to manufacture its own products. If we are not able to continue to make acquisitions, continue to maintain acceptable levels of non-acquired growth, or if we face significant patient attrition to our competitors or a reduction in the number of our medical directors, it could adversely affect our business.

If businesses we acquire have liabilities that we are not aware of, we could suffer severe consequences that would substantially reduce our earnings and cash flows.

Our business strategy includes the acquisition of dialysis centers and businesses that own and operate dialysis centers, as well as other ancillary and non-dialysis services and strategic initiatives. Businesses we acquire may have unknown or contingent liabilities or liabilities that are in excess of the amounts that we originally estimated. Although we generally seek indemnification from the sellers of businesses we acquire for matters that are not properly disclosed to us, we are not always successful. In addition, even in cases where we are able to obtain indemnification, we may discover liabilities greater than the contractual limits or the financial resources of the indemnifying party. In the event that we are responsible for liabilities substantially in excess of any amounts recovered through rights to indemnification, we could suffer severe consequences that would substantially reduce our earnings and cash flows.

Expansion of our operations to and offering our services in markets outside of the United States subjects us to political, legal, operational and other risks that could adversely affect our business, results of operations and cash flows.

We are undertaking an expansion of our operations and are in the early stages of offering our services outside of the United States, which increases our exposure to the inherent risks of doing business in international markets. Depending on the market, these risks include, without limitation, those relating to:

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

Conducting international operations requires us to devote significant management resources to implement our controls and systems in new markets, to comply with local laws and regulations and to overcome the numerous new challenges inherent in managing international operations, including those based on differing languages, cultures and regulatory environments, and those related to the timely hiring, integration and retention of a sufficient number of skilled personnel to carry out operations.

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

A portion of our outstanding debt bears interest at variable rates. We are subject to LIBOR-based interest rate volatility from a floor of 1.50% to a cap of 4.00% on $1.25 billion notional amounts of our Term Loan B outstanding debt as a result of several interest rate cap agreements that were entered into in January 2011. The remaining $483 million of outstanding debt on the Term Loan B is subject to LIBOR-based interest rate volatility above a floor of 1.50%. At December 31, 2011, we were also subject to LIBOR-based interest rate volatility above a floor of 1.00% on $199.5 million of outstanding debt associated with our Term Loan A-2.

We also have approximately $350 million of additional borrowings available under our new Senior Secured Credit Facilities that are subject to LIBOR-based interest rate volatility. We may also incur additional variable rate debt in the future. Increases in interest rates would increase our interest expense of the variable portion of our indebtedness, which could negatively impact our earnings and cash flow and our ability to service our indebtedness which would be particularly significant in the event of rapid and substantial increases in interest rates.

At December 31, 2011, if interest rates were to hypothetically increase by 100 basis points it would have increased our interest expense by approximately $0.6 million, which increase solely relates to our Term Loan A-2 that is subject to LIBOR-based interest rate volatility above a floor of 1.00%.

However, interest expense would not be impacted by any LIBOR-based interest rate volatility associated with our other Term Loans since all of our Term Loan A is economically fixed and our Term Loan B is subject to LIBOR-based interest rate volatility above a floor of 1.50%, as described above. The current LIBOR rate in effect, plus a hypothetical increase of 100 basis points, is currently less than our Term Loan B floor of 1.50%. Therefore, LIBOR-based interest rates would have to increase above a floor of 1.50% for the Term Loan B to have a negative impact on our financial results. See “Item 3—Quantitative and Qualitative Disclosures about Market Risk” for more information.

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

In addition, if our costs of insurance and claims increase, then our earnings could decline. Market rates for insurance premiums and deductibles have been steadily increasing. Our earnings and cash flows could be materially and adversely affected by any of the following:

•	the collapse or insolvency of our insurance carriers;

•	further increases in premiums and deductibles;

•	increases in the number of liability claims against us or the cost of settling or trying cases related to those claims; and

•	an inability to obtain one or more types of insurance on acceptable terms, if at all.

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

Most of our outstanding employee stock options include a provision accelerating the vesting of the options in the event of a change of control. We also maintain a change of control protection program for our employees who do not have a significant number of stock awards, which has been in place since 2001, and which provides for cash bonuses to the employees in the event of a change of control. Based on the market price of our common stock and shares outstanding on December 31, 2011, these cash bonuses would total approximately $277 million if a change of control transaction occurred at that price and our Board of Directors did not modify this program. These change of control provisions may affect the price an acquirer would be willing to pay for our Company.

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

We own the land and buildings for 25 of our outpatient dialysis centers. We also own the buildings for seven other outpatient dialysis centers and the building at one of our Florida labs and we own two separate land parcels and sublease a total of five properties to third-party tenants. In addition, we also own the land associated with the development of our new corporate headquarters. Our remaining outpatient dialysis centers are located on premises that we lease.

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

The following is a summary of our business, administrative offices, laboratories and pharmacies:

Office	Location	Square Feet	Expiration
Corporate Headquarters	Denver, CO	89,000	2012
Administrative Office	Vernon Hills, IL	29,000	2013
Administrative Office	Burlingame, CA	3,725	2012
Administrative Office	Norfolk, VA	20,000	2015
Administrative Office	Tempe, AZ	11,000	2016
Administrative Office	Washington, DC	5,000	2013
Business Office	El Segundo, CA	61,000	2013
Business Office	Tacoma, WA	201,000	2013 through 2021
Business Office	Berwyn, PA	182,000	2012 through 2022
Business Office	Lakewood, CO	82,000	2012
Business Office	Brentwood, TN	95,000	2021
Business Office	Irvine, CA	65,000	2015
Business Office	Nashville, TN	35,000	2017
Business Office	Franklin, TN	9,500	2013
DaVita Rx	Orlando, FL	17,000	2013
DaVita Rx	Coppell, TX	95,600	2013
DaVita Rx	San Bruno, CA	7,000	2015
Lab Warehouse	DeLand, FL	11,000	2015
Laboratory	DeLand, FL	40,000	Owned
Laboratory	DeLand, FL	20,000	2015
Laboratory	Ft. Lauderdale, FL	43,000	2015
Laboratory Administrative Office	DeLand, FL	23,000	2012

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

Inquiries by the Federal Government and Certain Related Civil Proceedings

2005 U.S. Attorney Investigation: In March 2005, we received a subpoena from the U.S. Attorney’s Office for the Eastern District of Missouri in St. Louis. The subpoena required production of a wide range of documents relating to our operations, including documents related to, among other things, pharmaceutical and other services provided to patients, relationships with pharmaceutical companies, and financial relationships with physicians and joint ventures. The subpoena covers the period from December 1, 1996 through March 2005. In October 2005, we received a follow-up request for additional documents related to specific medical director and joint venture arrangements. In February 2006, we received an additional subpoena for documents, including certain patient records relating to the administration and billing of EPO. In May 2007, we received a request for documents related to durable medical equipment and supply companies owned and operated by us. We cooperated with the inquiry and have produced the requested records. The subpoenas were issued in connection with a joint civil and criminal investigation. It is possible that criminal proceedings may be initiated against us in connection with this investigation. We have not received a communication from the St. Louis U.S. Attorney’s Office on this matter in over two years.

Woodard Private Civil Suit: In February 2007, we received a request for information from the Office of Inspector General, U.S. Department of Health and Human Services, or OIG, for records relating to EPO claims submitted to Medicare. In August 2007, we received a subpoena from the OIG seeking similar documents. The requested documents relate to services provided from 2001 to 2004 by a number of our centers. The request and subpoena were sent from the OIG’s offices in Houston and Dallas, Texas. We cooperated with the inquiry and have produced all previously requested records to date. We were contacted by the U.S. Attorney’s Office for the Eastern District of Texas, which stated that this was a civil investigation related to EPO claims. On July 6, 2009, the United States District Court for the Eastern District of Texas lifted the seal on the civil qui tam complaint related to these previous requests for information. We were subsequently served with a complaint by the relator, Ivey Woodard, purportedly on behalf of the federal government, under the qui tam provisions of the federal False Claims Act. The government did not intervene and is not actively pursuing this matter. The relator is pursuing the claims independently and the parties are engaged in active litigation. The complaint contains allegations relating to our EPO practices for the period from 1992 through 2010 and seeks monetary damages and civil penalties as well as costs and expenses. The court has ruled that claims earlier than 1996 are beyond the statute of limitations. We believe that there is some overlap between the subject of this complaint and the review of EPO utilization in the 2005 U.S. Attorney investigation described above. We are vigorously defending this matter and intend to continue to do so. We can make no assurances as to the time or resources that will be needed to devote to this litigation or its final outcome.

Vainer Private Civil Suit: In December 2008, we received a subpoena for documents from the OIG relating to the pharmaceutical products Zemplar, Hectorol, Venofer, Ferrlecit and EPO, as well as other related matters. The subpoena covers the period from January 2003 to December 2008. We were in contact with the U.S. Attorney’s Office for the Northern District of Georgia and the U.S. Department of Justice in Washington, DC, since November 2008 relating to this matter, and were advised that this was a civil inquiry. On June 17, 2009, we learned that the allegations underlying this inquiry were made as part of a civil complaint filed by individuals and brought pursuant to the qui tam provisions of the federal False Claims Act. On April 1, 2011, the United States District Court for the Northern District of Georgia ordered the case to be unsealed. At that time, the Department of Justice and U.S. Attorney’s Office filed a notice of declination stating that the United States would not be intervening and not pursuing the relators’ allegation in litigation. On July 25, 2011, the relators, Daniel Barbir and Dr. Alon Vainer, filed their amended complaint in the United States District Court for the Northern District of Georgia, purportedly on behalf of the federal government. The allegations in the complaint relate to our drug administration practices for Vitamin D and iron agents for a period from 2003 through 2010. The complaint seeks monetary damages and civil penalties as well as costs and expenses. We are vigorously defending this matter and intend to continue to do so. We can make no assurances as to the time or resources that will be needed to devote to this litigation or its final outcome.

2010 U.S. Attorney Physician Relationship Investigation: In May 2010, we received a subpoena from the OIG’s office in Dallas, Texas. The subpoena covers the period from January 1, 2005 to May 2010, and seeks production of a wide range of documents relating to our operations, including documents related to, among other things, financial relationships with physicians and joint ventures. The general subject matter of the inquiry appears to overlap with the 2005 U.S. Attorney Investigation described above. We met with representatives of the government to discuss the scope of the subpoena and the production of responsive documents. We have been advised that this is a civil investigation. We are cooperating with the inquiry and are producing the requested records. We can make no assurances as to the time or resources that will be needed to devote to this litigation or its final outcome.

2011 U.S. Attorney Physician Relationship Investigation: In August 2011, we announced we had learned that the U.S. Attorney’s Office for the District of Colorado would be looking into certain activities of ours in connection with information being provided to a grand jury. We announced further that we understood that this investigation was at a very preliminary stage, and while its precise scope was unclear, it appeared to overlap, at least in part, with the 2005 U.S. Attorney Investigation and 2010 U.S. Attorney Physician Relationship Investigation described above. Subsequent to our announcement of this 2011 U.S. Attorney Physician Relationship Investigation, we received a subpoena for documents which substantially overlaps with the subpoena in the 2010 U.S. Attorney Physician Relationship Investigation described above and covers the period from January 2006 to September 2011. We are cooperating with the government and are producing the requested records. Certain current and former members of the Board and executives received subpoenas in November 2011 and thereafter to testify before the grand jury, and other Company representatives may also receive subpoenas for testimony related to this matter. We can make no assurances as to the time or resources that will be needed to devote to this litigation or its final outcome.

2011 U.S. Attorney Medicaid Investigation: In October 2011, we announced that we would be receiving a request for documents, which could include an administrative subpoena from the Office of Inspector General for the U.S. Department of Health and Human Services. Subsequent to our announcement of this 2011 U.S. Attorney Medicaid Investigation, we received a request for documents in connection with the inquiry by the United States Attorney’s Office for the Eastern District of New York. The request relates to payments for infusion drugs covered by Medicaid composite payments for dialysis. We believe this inquiry is civil in nature. We do not know the time period or scope. We understand that certain other providers that operate dialysis clinics in New York may be receiving or have received a similar request for documents. We intend to cooperate with the government to provide responsive documents.

Except for the private civil complaints filed by the relators as described above, to our knowledge, no proceedings have been initiated against us at this time in connection with any of the inquiries by the federal government. Although we cannot predict whether or when proceedings might be initiated or when these matters may be resolved, it is not unusual for inquiries such as these to continue for a considerable period of time through the various phases of document and witness requests and on-going discussions with regulators. Responding to the subpoenas or inquiries and defending us in the relator proceedings will continue to require management’s attention and significant legal expense. Any negative findings in the inquiries or relator proceedings could result in substantial financial penalties or awards against us, exclusion from future participation in the Medicare and Medicaid programs and, to the extent criminal proceedings may be initiated against us, possible criminal penalties. At this time, we cannot predict the ultimate outcome of these inquiries, or the potential outcome of the relators’ claims, or the potential range of damages, if any.

Other

We have received several notices of claims from commercial payors and other third parties related to historical billing practices and claims against DVA Renal Healthcare (formerly known as Gambro Healthcare), a subsidiary of ours, related to historical Gambro Healthcare billing practices and other matters covered by its 2004 settlement agreement with the Department of Justice and certain agencies of the U.S. government. We have received no further indication that any of these claims are active, and some of them may be barred by applicable statutes of limitations. To the extent any of these claims might proceed, we intend to defend against them vigorously; however, we may not be successful and these claims may lead to litigation and any such litigation may be resolved unfavorably. At this time, we cannot predict the ultimate outcome of this matter or the potential range of damages, if any.

A wage and hour claim, which has been styled as a class action, is pending against us in the Superior Court of California. We were served with the complaint in this lawsuit in April 2008, and it has been amended since that time. The lawsuit, as amended, alleges that we failed to provide meal periods, failed to pay compensation in lieu of providing rest or meal periods, failed to pay overtime, and failed to comply with certain other California Labor Code requirements. In September 2011, the court denied the plaintiffs’ motion for class certification. Plaintiffs have appealed that decision. We intend to continue to vigorously defend against these claims. Any potential settlement of these claims is not anticipated to be material to our consolidated financial statements.

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

In June 2004, DVA Renal Healthcare was served with a complaint filed in the Superior Court of California by one of its former employees who worked for its California acute services program. The complaint, which is styled as a class action, alleges, among other things, that DVA Renal Healthcare failed to provide overtime wages, defined rest periods and meal periods, or compensation in lieu of such provisions and failed to comply with certain other California Labor Code requirements. The parties have reached an agreement, subject to approval by the court, which fully resolves this matter for an amount that did not materially impact our financial results.

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

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the New York Stock Exchange under the symbol “DVA”. The following table sets forth, for the periods indicated, the high and low closing prices for our common stock as reported by the New York Stock Exchange.

	High	Low
Year ended December 31, 2011:
1st quarter	$85.51	$69.07
2nd quarter	89.17	82.70
3rd quarter	89.36	62.67
4th quarter	76.81	60.64
Year ended December 31, 2010:
1st quarter	$64.19	$58.98
2nd quarter	66.63	60.43
3rd quarter	69.03	56.83
4th quarter	74.11	68.24

The closing price of our common stock on January 31, 2012 was $81.81 per share. According to The Bank of New York, our registrar and transfer agent, as of January 31, 2012, there were 9,240 holders of record of our common stock. We have not declared or paid cash dividends to holders of our common stock since 1994. We have no current plans to pay cash dividends and we are restricted from paying dividends under the terms of our Senior Secured Credit Facilities and the indentures governing our senior and senior subordinated notes. Also, see the heading “Liquidity and capital resources” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our consolidated financial statements.

Stock Repurchases

The following table summarizes our repurchases of our common stock during 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
March 1—31, 2011	162,300	$84.02	162,300	$667.9
April 1—30, 2011	969,100	87.08	969,100	583.5
May 1—31, 2011	354,515	85.26	354,515	553.3
June 1—30, 2011	2,224,171	84.45	2,224,171	365.4
July 1—31, 2011	84,600	85.83	84,600	358.2

Total	3,794,686	$85.21	3,794,686

(1)	On November 3, 2010, we announced that the Board of Directors authorized an additional $800 million for repurchases of our common stock.

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

	Year ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except share data)
Income statement data:
Net operating revenues	$6,982,214	$6,438,050	$6,100,648	$5,653,003	$5,257,425
Operating expenses and charges(1)	5,851,432	5,441,490	5,161,020	4,783,977	4,348,770

Operating income	1,130,782	996,560	939,628	869,026	908,655
Debt expense(2)	(241,090)	(181,607)	(185,755)	(224,716)	(257,147)
Debt refinancing and redemption charges	—	(74,382)	—	—	—
Other income, net(3)	2,982	3,419	3,706	12,410	22,459

Income from continuing operations before income taxes	892,674	743,990	757,579	656,720	673,967
Income tax expense	315,744	260,052	278,213	235,443	245,478

Income from continuing operations	576,930	483,938	479,366	421,277	428,489
Income from operations of discontinued operations, net of tax(4)	1,221	281	393	43	154
Loss on disposal of discontinued operations, net of tax(4)	(4,756)	—	—	—	—

Net income	$573,395	$484,219	$479,759	$421,320	$428,643
Less: Net income attributable to noncontrolling interests	$(95,394)	$(78,536)	$(57,075)	$(47,160)	$(46,865)

Net income attributable to DaVita Inc.	$478,001	$405,683	$422,684	$374,160	$381,778

Basic income from continuing operations per share attributable to DaVita Inc.(4)	$5.09	$3.99	$4.07	$3.56	$3.60

Diluted income from continuing operations per share attributable to DaVita Inc.(4)	$4.99	$3.93	$4.05	$3.53	$3.55

Weighted average shares outstanding:(6)
Basic	94,658,000	101,504,000	103,604,000	105,149,000	105,893,000

Diluted	96,532,000	103,059,000	104,168,000	105,940,000	107,418,000

Ratio of earnings to fixed charges(5)	3.31:1	3.44:1	3.58:1	3.01:1	2.92:1
Balance sheet data:
Working capital	$1,128,492	$1,698,509	$1,255,580	$965,233	$889,917
Total assets	8,892,172	8,114,424	7,558,236	7,286,083	6,943,960
Long-term debt	4,417,624	4,233,850	3,532,217	3,622,421	3,683,887
Total DaVita Inc. shareholders’ equity(6)	2,141,075	1,978,422	2,135,066	1,767,747	1,504,285

(1)	Operating expenses and charges in 2011 include $24,000 of a non-cash goodwill impairment charge related to our infusion therapy business and $55,275 in 2007 of valuation gains on the alliance and product supply agreement with Gambro Renal Products, Inc. Operating expenses and charges in 2007 also includes $6,779 of gains from insurance settlements related to Hurricane Katrina and a fire that destroyed one center.

(2)	Debt expense in 2007 includes the write-off of approximately $4.4 million of deferred financing costs associated with our principal prepayments on our term loans.
(3)	Other income, net, includes $5,868 in 2007 of gains from the sale of investment securities.
(4)	During 2011, we divested a total of 28 outpatient dialysis centers in conjunction with a consent order issued by the Federal Trade Commission on September 30, 2011 in order for us to complete the acquisition of DSI. In addition, we also completed the sale of two additional centers that were previously pending state regulatory approval in conjunction with the acquisition of DSI on October 31, 2011. The operating results of the historical DaVita divested centers are reflected as discontinued operations in our consolidated financial statements for all periods presented. In addition, the operating results for the DSI divested centers are reflected as discontinued operation in our consolidated financial statements beginning September 1, 2011.
(5)	The ratio of earnings to fixed charges was computed by dividing earnings by fixed charges. Earnings for this purpose is defined as pretax income from continuing operations adjusted by adding back fixed charges expensed during the period. Fixed charges include debt expense (interest expense and the write-off and amortization of deferred financing costs), the estimated interest component of rental expense on operating leases, and capitalized interest.
(6)	Share repurchases consisted of 3,794,686 shares of common stock for $323,348 in 2011, 8,918,760 shares of common stock for $618,496 in 2010, 2,902,619 shares of common stock for $153,495 in 2009, and 4,788,881 shares of common stock for $232,715 in 2008. Shares issued in connection with stock awards amounted to 1,260,259 in 2011, 1,771,384 in 2010, 2,104,304 in 2009, 1,314,074 in 2008, and 2,480,899 in 2007.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contain statements that are forward-looking statements within the meaning of the federal securities laws. All statements that do not concern historical facts are forward-looking statements and include, among other things, statements about our expectations, beliefs, intentions and/or strategies for the future. These forward-looking statements include statements regarding our future operations, financial condition and prospects, expectations for treatment growth rates, revenue per treatment, expense growth, levels of the provision for uncollectible accounts receivable, operating income, cash flow, operating cash flow, estimated tax rates, capital expenditures, the development of new centers and center acquisitions, government and commercial payment rates, revenue estimating risk and the impact of our related level of indebtedness on our financial performance, including earnings per share. These statements involve substantial known and unknown risks and uncertainties that could cause our actual results to differ materially from those described in the forward-looking statements, including, but not limited to, risks resulting from uncertainties associated with government regulations, general economic and other market conditions, competition, accounting estimates, the variability of our cash flows, the concentration of profits generated from commercial payor plans, continued downward pressure on average realized payment rates from commercial payors, which may result in the loss of revenue or patients, a reduction in the number of patients under higher-paying commercial plans, a reduction in government payment rates under the Medicare ESRD program or other government-based programs, the impact of health care legislation that was enacted in the United States in March 2010, changes in pharmaceutical or anemia management practice patterns, payment policies or pharmaceutical pricing, our ability to maintain contracts with physician medical directors, legal compliance risks, including our continued compliance with complex government regulations, current or potential investigations by various government entities and related government or private-party proceedings, continued increased competition from large and medium-sized dialysis providers that compete directly with us, our ability to complete any acquisitions, mergers or dispositions that we might be considering or announce, or integrate and successfully operate any business we may acquire, expansion of our operations and services to markets outside the United States, or to businesses outside of dialysis and the risk factors set forth in this Annual Report on Form 10-K. We base our forward-looking statements on information currently available to us, and we undertake no obligation to update or revise these statements, whether as a result of changes in underlying factors, new information, future events or otherwise.

The following should be read in conjunction with our consolidated financial statements and “Item 1. Business”.

Overview

We are a leading provider of kidney dialysis services, primarily in the United States, through a network of approximately 1,809 outpatient dialysis centers and approximately 900 hospitals, located in the United States throughout 43 states and District of Columbia, serving a total of approximately 142,000 patients. We estimate that we have approximately a 32% market share in the United States based upon the number of patients that we serve. In 2011, our overall network of dialysis centers increased by 208 centers primarily as a result of acquisitions and from opening new centers. In September 2011 we acquired DSI, a medium sized dialysis provider, for approximately $723 million in net cash plus the assumption of certain liabilities. DSI contributed a net 83 dialysis centers, after which we agreed to divest a total of 30 dialysis centers in order to complete the acquisition of DSI. In addition, the overall number of patients that we serve in the U.S. increased by approximately 13.0% as compared to 2010.

In addition, as of December 31, 2011, we provided dialysis and administrative services to a total of 11 outpatient dialysis centers located in three countries outside of the United States. Our international dialysis operations are currently in a start-up phase in which we primarily commenced operations during the fourth quarter of 2011. The total net operating revenues generated from our international operations were not material during 2011 and are included as a component of our ancillary services and strategic initiatives. Therefore, all references in this document to dialysis and related lab services continue to refer only to our U.S. dialysis and related lab services business for the year ended December 31, 2011.

Our national scale and size, among other things, allows us to provide industry-leading quality care with superior clinical outcomes that attracts patients and referring physicians, as well as qualified medical directors, provides our patient base with convenient locations and access to a full range of services and provides us the ability to effectively control certain costs while maintaining strong compliance programs.

Our stated mission is to be the provider, partner and employer of choice. We believe our attention to these three stakeholders—our patients, our business partners, and our teammates—represents the major driver of our long-term performance, although we are subject to the impact of external factors such as government policy and physician practice patterns. Accordingly, two principal non-financial metrics we track are quality clinical outcomes and teammate turnover. We have developed our own composite index for measuring improvements in our clinical outcomes, which we refer to as the DaVita Quality Index, or DQI. Our clinical outcomes as measured by DQI have improved over each of the past three years which we believe directly decreases patient mortalities. Although it is difficult to reliably measure clinical performance across our industry, we believe our clinical outcomes compare favorably with other dialysis providers in the United States and generally exceed the dialysis outcome quality indicators of the National Kidney Foundation. In addition, over the past several years our teammate turnover has remained relatively constant, which we believe was a major contributor to our continued clinical performance improvements and also a major driver of our ability to maintain or improve clinical hours per treatment. We will continue to focus on these stakeholders and our clinical outcomes as we believe these are fundamental long-term value drivers.

Our overall financial performance was strong for 2011 and was characterized by strong treatment volume growth, primarily from acquisitions and non-acquired growth rates and by decreased operating costs from a decline in the utilization of physician-prescribed pharmaceuticals due to continued evolution of clinical practices and physicians responding to the new FDA label for EPO.

Our major financial operating performance indicators in 2011 as compared to 2010 were as follows:

•	consolidated revenue growth of approximately 8.5%;

•	an increase of approximately 9.1% in the overall number of treatments that we provided;

•	normalized non-acquired treatment growth of 4.6%;

•	consolidated operating income growth of approximately 13.4%, which includes the impact of a noncash goodwill impairment charge of 2.4%;

•	effective operating cost control initiatives; and

•	strong operating cash flows of $1,180 million.

However, we believe that 2012 will continue to be challenging as we implement some additional Medicare billing requirements and as we implement system and process upgrades to enhance our ability to capture certain patient characteristics that can impact our overall reimbursements from Medicare. In addition, there remains significant scrutiny and uncertainty around the utilization of physician-prescribed pharmaceuticals, which along with pharmaceutical cost increases and changes in certain government policies, can have a significant impact on our operating results. We are also committed to our international expansion plans that will continue to require a significant investment in 2012. In addition, if the percentage of our patients with commercial payors continues to deteriorate this would also impact our operating results.

Approximately 93% of our 2011 consolidated net operating revenues were derived directly from our dialysis and related lab services business. Approximately 81% of our 2011 dialysis and related lab services revenues were derived from outpatient hemodialysis services in the 1,776 U.S. centers that we consolidate. Other dialysis services, which are operationally integrated with our dialysis operations, are peritoneal dialysis, home-based hemodialysis, hospital inpatient hemodialysis services and management and administrative services. These services collectively accounted for the balance of our 2011 dialysis and related lab services revenues.

Our other business operations include ancillary services and strategic initiatives which are primarily aligned with our core business of providing dialysis services to our network of patients. These consist primarily of pharmacy services, infusion therapy services, disease management services, vascular access services, ESRD clinical research programs, physician services and our international dialysis operations. These services generated approximately $514 million of net operating revenues in 2011, representing approximately 7% of our consolidated net operating revenues. We currently expect to continue to invest in our ancillary services and strategic initiatives including our continued expansion into certain international markets as we work to develop successful new business operations in the United States as well as outside the United States. However, any significant change in market conditions, business performance or in the regulatory environment may impact the economic viability of any of these strategic initiatives. Any unfavorable changes in these strategic initiatives could result in a write-off or an impairment of some or all of our investments, including goodwill, which occurred in 2011 when we recorded a non-cash goodwill impairment charge relating to our infusion therapy business, and could also result in significant termination costs if we were to exit a certain line of business.

The principal drivers of our dialysis and related lab services revenues are:

•

the number of treatments, which is primarily a function of the number of chronic patients requiring approximately three treatments per week, as well as, to a lesser extent, the number of treatments for peritoneal dialysis services and home-based dialysis and hospital inpatient dialysis services; and

•	average dialysis revenue per treatment.

The total patient base is a relatively stable factor, which we believe is influenced by a demographically growing need for dialysis services, our relationships with referring physicians, together with the quality of our clinical care which can lead to reduced patient mortalities, and our ability to open and acquire new dialysis centers. In 2011, we were able to increase our overall network of patients that we serviced in the U.S. by approximately 13% as compared to 2010.

Our average dialysis and related lab services revenue per treatment in 2011 was primarily driven by our mix of commercial and government (principally Medicare and Medicaid) patients, commercial and government payment rates, our billing and collecting operations performance, and the mix and intensity of physician-prescribed pharmaceuticals that are separately billable. Beginning in 2011, with the implementation of Medicare’s new single bundled payment rate system, the intensities of physician-prescribed pharmaceuticals had a lesser impact on our average dialysis and related lab services revenue per treatment since payment for these pharmaceuticals is included in a single bundled payment. In addition, some of our commercial contracts covering certain patients also pay us under a single bundled payment rate for all dialysis services provided.

On average, payment rates from commercial payors are significantly higher than Medicare, Medicaid and other government program payment rates, and therefore the percentage of commercial patients to total patients represents a major driver of our total average dialysis revenue per treatment. The percentage of commercial patients covered under contracted plans as compared to commercial patients with out-of-network providers can also significantly affect our average dialysis revenue per treatment. In 2011, the growth of our government-based patients continued to outpace the growth of our commercial patients, which has been a trend that we have experienced for the past several years. We believe the growth in our government-based patients is driven primarily by improved mortality and the current economic environment, which impacts the number of individuals that are covered under commercial insurance plans. This trend has negatively impacted our average dialysis revenue per treatment as a result of receiving a larger proportion of our revenue from government-based payors, such as Medicare, that reimburse us at lower payment rates.

The following table summarizes our dialysis and related lab services revenues for the year ended December 31, 2011:

Revenues
Medicare and Medicare-assigned plans	58%
Medicaid and Medicaid-assigned plans	5%
Other government-based programs	3%

Total government-based programs	66%
Commercial (including hospital dialysis services)	34%

Total dialysis and related lab services revenues	100%

Government payment rates in the United States are principally determined by federal Medicare and state Medicaid policy. These payment rates have historically had limited potential for rate increases and are sometimes at risk of reduction as federal and state governments face increasing budget pressures. On January 1, 2011 we implemented Medicare’s new payment system in which all ESRD payments are made under a single bundled payment rate that, beginning in 2012, will provide for an annual inflation adjustment based upon a market basket index, less a productivity adjustment. Also beginning in 2012, the rule provides for up to a 2% annual payment withhold that can be earned back by the facilities that meet certain defined clinical performance standards. The new payment system reimburses providers based upon a single bundled or average payment for each Medicare treatment provided. This new bundled payment amount is designed to cover all dialysis services which were historically included in the composite rate and all separately billable ESRD services such as pharmaceuticals and laboratory costs. In the past the amount of services that were separately billable accounted for approximately 30% of our total dialysis and related lab services revenues. The new bundled payment rate is adjusted for certain patient characteristics, a geographic wage index and certain other factors. The initial 2011 bundled payment rate included reductions of 2.0% from the prior reimbursement and further reduced overall rates by 5.94% tied to an expanded list of case mix adjustors which can be earned back based upon the presence of certain patient characteristics and co-modalities at the time of treatment. There are also other provisions which may impact payment including an outlier pool and a low volume facility adjustment with regard to the expanded list of case-mix adjusters. These are difficult and, in some cases, have not been possible for our dialysis centers to document and track, which has resulted in lower reimbursement amounts than we would otherwise have received.

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

On November 1, 2011, CMS issued the final ESRD Prospective Payment System (PPS) rule for 2012. The base rate will increase by 2.1%, representing a market basket increase of 3.0% less a productivity adjustment of 0.9%. The increase in the final base rate for 2012 (2.1%) is slightly greater than the increase of 1.8% stated in the proposed 2012 ESRD PPS rule published in July 2011, and higher than the 1.0% increase recommended by MedPAC. In 2012 and beyond, the ESRD PPS system includes additional quality measures that could result in decreased payments if a dialysis facility fails to meet the standards.

Also, beginning January 1, 2014, certain oral-only ESRD drugs (currently paid separately to pharmacies under Medicare Part D) will be included in the ESRD bundled payment to dialysis facilities. It is currently unclear how CMS will “price” the oral-only drugs for inclusion in the ESRD bundle in 2014.

We believe the new payment system presents additional operating clinical and financial risks that our dialysis centers or billing and other systems may not accurately document and track the appropriate patient-specific characteristics, resulting in a reduction or overpayment in the amounts of the payments that we would otherwise be entitled to receive.

Dialysis payment rates from commercial payors can vary and a major portion of our commercial rates are set at contracted amounts with payors and are subject to intense negotiation pressure. Our commercial payment rates also include payments for out-of-network patients that on average are higher than our in-network contract rates. In 2011, we were successful in increasing some of our commercial payment rates which contributed to an increase in our average dialysis revenue per treatment, which helped offset some of the overall decline in our average dialysis revenue per treatment. In 2011, we also entered into some commercial contracts covering certain patients that will primarily pay us a single bundled payment rate for all dialysis services provided to these patients. We are continuously in the process of negotiating agreements with our commercial payors, and payors are aggressive in their negotiations. If our negotiations result in overall commercial rate reductions in excess of overall commercial rate increases, this would have a material adverse effect on our operating results. In addition, if there are sustained or increased job losses in the United States as a result of current economic conditions, or depending upon changes to the healthcare regulatory system, we could experience a decrease in the number of patients under commercial plans.

Approximately 4% of our dialysis and related lab services revenues for the year ended December 31, 2011, were from physician-prescribed pharmaceuticals that are separately billable, with EPO accounting for approximately 3% of our dialysis and related lab services revenues. The impact of physician-prescribed pharmaceuticals on our overall revenues that are separately billable in 2011 has significantly decreased from prior years primarily as a result of implementing Medicare’s new single bundled payment system as well as some additional commercial contracts that pay us a single bundled payment rate. Therefore, in 2010 and prior, changes in physician practice patterns, pharmaceutical protocols, pharmaceutical intensities and changes in commercial and governmental payment rates for EPO had a greater significant influence on our revenues.

Our operating performance with respect to dialysis services billing and collection can also be a significant factor in the average dialysis and related lab services revenue per treatment we actually realize. Over the past several years we have invested heavily in upgrades to our systems and processes that we believe have helped improve our operating performance and reduced our regulatory compliance risks and we expect to continue to improve these systems and processes. In 2011, we continued to upgrade our information technology systems and implemented process changes and will continue to do so in 2012 to improve our ability to capture the necessary patient characteristics and certain other factors under Medicare’s new bundled payment system. We believe this will help us capture additional reimbursement amounts from Medicare and enhance our overall billing and collection performance. However, as we continue to make upgrades to our systems and processes, or as payors change their systems and requirements, our collection performance as well as our dialysis and related lab services revenue per treatment could be negatively impacted.

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

Our annual average dialysis and related lab services revenue per treatment was approximately $330, $337 and $340 for 2011, 2010 and 2009, respectively. In 2011, the average dialysis and related lab services revenue per treatment decreased by approximately $7 per treatment primarily due to a decline in our Medicare reimbursements as a result of operating in the new single bundled payment system, a decline in the commercial payor mix, and a decline in the intensities of physician-prescribed pharmaceuticals, partially offset by an increase in some of our commercial payment rates. In 2010, the average dialysis and related lab services revenue per treatment decreased by approximately $3 per treatment primarily due to a decline in the intensities of physician-prescribed pharmaceuticals, and a decline in the commercial payor mix, partially offset by an increase of 1.0% in the Medicare composite rate and an increase in some of our commercial payment rates. Commercial payment rates, changes in the mix and intensities of physician-prescribed pharmaceuticals that are billed separately, government payment policies regarding reimbursement amounts for dialysis treatments and pharmaceuticals under the new Medicare bundled payment rate system including our ability to capture all patient characteristics, and changes in the mix of government and commercial patients may materially impact our average dialysis and related lab services revenue per treatment in the future.

The principal drivers of our dialysis and related lab services patient care costs are clinical hours per treatment, labor rates, vendor pricing of pharmaceuticals, utilization levels of pharmaceuticals, business infrastructure, including the operating costs of our dialysis centers, and compliance costs. However, other cost categories can also represent significant cost variability, such as employee benefit costs and insurance costs. Our average clinical hours per treatment in 2011 were relatively flat or increased slightly compared to 2010, which continues to be impacted by our ability to maintain or reduce clinical teammate turnover and improve training and processes. We are always striving for improved productivity levels, however, changes in federal and state policies or regulatory billing requirements can adversely impact our ability to achieve optimal productivity levels. In addition, improvements in the U.S. economy could stimulate additional competition for skilled clinical personnel and result in higher teammate turnover which would adversely affect productivity levels. In 2011 and 2010, we experienced an increase in our clinical labor rates of approximately 2.0% in both years, as clinical labor rates have increased consistent with general industry trends, mainly due to the demand for skilled clinical personnel, along with general inflation increases. However, in 2011, we continued to implement certain cost control initiatives to minimize increases in our clinical labor rates. In addition, in 2011, we experienced an approximately 5.0% increase in our EPO costs. Our new agreement with Amgen requires us to purchase EPO in amounts necessary to meet no less than 90% of our requirements for erythropoiesis stimulation agents and provides for discounted pricing and rebates, which are subject to various conditions including future pricing levels of EPO and data submission, which could negatively impact our earnings if we are unable to continue to qualify for discount pricing and rebates. In the initial years of the agreement the total rebate opportunity is less than what was provided for in the agreement that expired at the end of 2011, however, the opportunity for us to earn discounts and rebates increases over the term of the agreement. In 2011, we also experienced increases in our infrastructure and operating costs of our dialysis centers, primarily due to the number of new centers opened, and general increases in rent, utilities and repairs and maintenance.

General and administrative expenses represented 9.9% of our net operating revenues in 2011 as compared to 9.0% in 2010. This represents a fairly significant increase in the dollar amount of our general and administrative expenses primarily related to strengthening our dialysis business, improving our regulatory compliance and other operational processes, responding to certain legal and compliance matters, professional fees associated with information technology matters and international growth initiatives, transaction and integration costs associated with the acquisition of DSI and supporting the growth in some of our ancillary services and strategic initiatives. We expect that these levels of expenditures on general and administrative expenses in 2012 will continue and could possibly increase as we seek out new business opportunities within the dialysis industry or to other healthcare services outside of dialysis, making additional investments in our existing long-term initiatives, such as our ancillary services and strategic initiatives, and the expansion of our international operations, as well as investments in improving our information technology infrastructure and the level of support required for our regulatory compliance and legal matters.

Outlook for 2012. Our operating income for 2012 is expected to be in the range of $1,200 million to $1,300 million. We also expect our operating cash flows for 2012 to be in the range of $950 million to $1,050 million. These projections and the underlying assumptions involve significant risks and uncertainties, and actual results may vary significantly from these current projections. These risks and uncertainties, among others, include those relating to the concentration of profits generated from commercial payor plans, continued downward pressure on average realized payment rates from commercial payors, which may result in the loss of revenue or patients, a reduction in the number of patients under higher-paying commercial plans, a reduction in government payment rates under the Medicare ESRD program or other government-based programs, the impact of healthcare legislation that was enacted in the United States in March 2010, changes in pharmaceutical or anemia management practice patterns, payment policies or pharmaceutical pricing, our ability to maintain contracts with physician medical directors, legal compliance risks, including our continued compliance with complex government regulations, current or potential investigations by various government entities and related government or private-party proceedings, continued increased competition from large and medium-sized dialysis providers that compete directly with us, our ability to complete any acquisitions, mergers or dispositions that we might be considering or announce, or integrate and successfully operate any business we may acquire, and expansion of our operations and services to markets outside of the United States, or to businesses outside of dialysis. You should read “Risk Factors” in Item 1A of this Annual Report on Form 10-K and the cautionary language contained in the forward-looking statements and associated risks as discussed on page 43 for more information about these and other potential risks. We undertake no obligation to update or revise these statements, whether as a result of changes in underlying factors, new information, future events or otherwise.

Results of operations

We operate principally as a dialysis and related lab services business in the United States but also operate other ancillary services and strategic initiatives. These ancillary services and strategic initiatives consist primarily of pharmacy services, infusion therapy services, disease management services, vascular access services, ESRD clinical research programs, physician services and our international dialysis operations. The U.S. dialysis and related lab services business qualifies as a separately reportable segment and all of the other ancillary services and strategic initiatives have been combined and disclosed in the other segments category.

Following is a summary of consolidated operating results for reference in the discussion that follows. The operating results of DSI are included in our operating results effective September 1, 2011.

	Year ended December 31,
	2011		2010		2009
	(dollar amounts rounded to nearest million)
Net operating revenues:
Current period services	$6,982	100%	$6,438	100%	$6,101	100%

Operating expenses and charges:
Patient care costs	4,681	67%	4,467	69%	4,242	70%
General and administrative	691	10%	579	9%	532	9%
Depreciation and amortization	267	4%	234	4%	228	4%
Provision for uncollectible accounts	198	3%	171	3%	161	3%
Goodwill impairment charge	24	—	—	—	—	—
Equity investment income	(9)	—	(9)	—	(2)	—

Total operating expenses and charges	5,851	84%	5,441	84%	5,161	85%

Operating income	$1,131	16%	$997	16%	$940	15%

The following table summarizes consolidated net operating revenues:

	Year ended
	2011	2010	2009
	(dollar amounts rounded to nearest million)
Dialysis and related lab services	$6,485	$6,063	$5,784
Other—ancillary services and strategic initiatives	514	384	334

Total segment revenues	6,999	6,447	6,118
Elimination of intersegment revenues	(17)	(9)	(17)

Consolidated net operating revenues	$6,982	$6,438	$6,101

The following table summarizes consolidated operating income:

	Year ended
	2011(1)	2010	2009
	(dollar amounts rounded to nearest million)
Dialysis and related lab services	$1,225	$1,039	$994
Other—ancillary services and strategic initiatives loss	(54)	(6)	(12)

Total segment operating income	1,171	1,034	982
Reconciling items:
Stock-based compensation	(49)	(46)	(44)
Equity investment income	9	9	2

Consolidated operating income	1,131	997	940
Reconciliation of non-GAAP measure:
Add: Goodwill impairment charge	24	—	—

Non-GAAP consolidated operating income	$1,155	$997	$940

(1)

For the year ended December 31, 2011 we have excluded a non-cash goodwill impairment charge from operating expenses and operating income because management believes that this presentation enhances a user’s understanding of our normal consolidated operating income by excluding a non-cash goodwill impairment charge that resulted from a decrease in the implied fair value of goodwill below its carrying amount associated with HomeChoice Partners (HCP), which provides infusion therapy services, during the second quarter of 2011 and is therefore more meaningful and comparable to our prior period results and more indicative of our normal consolidated operating income.

Consolidated net operating revenues

Consolidated net operating revenues for 2011 increased by approximately $544 million or approximately 8.5% from 2010. This increase was primarily due to an increase in dialysis and related lab services net revenues of approximately $422 million, principally due to strong volume growth from additional treatments from non-acquired growth and acquisitions including the acquisition of DSI, partially offset by a decline of $7 in the average dialysis revenue per treatment, primarily from a decrease in our Medicare revenues as a result of operating in the new single bundled payment system, as described above. Consolidated net operating revenues also increased as a result of an increase of approximately $130 million in the ancillary services and strategic initiatives net revenues driven primarily from growth in our pharmacy services and from our disease management services.

Consolidated net operating revenues for 2010 increased by approximately $337 million or approximately 5.5% from 2009. This increase was primarily due to an increase in our dialysis and related lab services net revenues of approximately $279 million, principally due to an increase in the number of treatments from non-acquired growth and acquisitions, partially offset by a decline of $3 in the average dialysis revenue per treatment, as described above, and an increase of approximately $50 million in the ancillary services and strategic initiatives net revenues driven primarily from growth in our pharmacy services and from our infusion therapy services.

Consolidated operating income

Consolidated operating income of $1,131 million for 2011 increased by approximately $134 million, or 13.4%, from 2010 which includes the $24 million HCP goodwill impairment charge. Excluding this item, consolidated operating income would have increased by $158 million, or 15.8%, primarily due to an increase in the dialysis and related lab services net operating revenues as a result of strong volume growth in revenue from additional treatments as a result of non-acquired growth and acquisitions, partially offset by a decline in our average dialysis revenue per treatment of approximately $7, as described below. Consolidated operating income also increased as a result of overall lower pharmaceutical costs mainly from a decline in the intensities of physician-prescribed pharmaceuticals, additional operating income from the acquisition of DSI and from cost control initiatives. However, consolidated operating income was negatively impacted by higher labor and benefit costs, an increase in our professional fees for compliance and legal initiatives, and for information technology matters, transaction and integration costs associated with the acquisition of DSI, an increase in EPO pharmaceutical costs and an increase in expenses associated with our international expansion.

Consolidated operating income of $997 million for 2010 increased by approximately $57 million, or 6.1%, from 2009. This increase was primarily attributable to an increase in revenue as a result of additional treatments from non-acquired growth and acquisitions in dialysis and related lab services, partially offset by a decline in our average dialysis revenue per treatment of approximately $3, as described below. Operating income also increased as a result of continued cost control initiatives, improved productivity, overall lower pharmaceutical costs and lower operating losses in our ancillary services and strategic initiatives, partially offset by the negative impact on our operating margin from a decline in the intensities of physician-prescribed pharmaceuticals, higher labor costs and increases in other operating costs of our dialysis centers.

Operating segments

Dialysis and Related Lab Services

	Year ended
	2011	2010	2009
	(dollar amounts rounded to nearest million, except per treatment data)
Revenues	$6,485	$6,063	$5,784

Segment operating income	$1,225	$1,039	$994

Dialysis treatments	19,599,472	17,963,862	16,984,959
Average dialysis treatments per treatment day	62,618	57,392	54,352
Average dialysis and related lab services revenue per treatment	$330	$337	$340

Net operating revenues

Dialysis and related lab services net operating revenues for 2011 increased by approximately $422 million or approximately 7.0% from 2010. The increase in net operating revenues was primarily due to strong volume growth from additional treatments of approximately 9.1% due to an increase in non-acquired treatment growth at existing and new centers and growth through acquisitions, which includes additional treatments associated with the acquisition of DSI. However, this increase was partially offset by a decrease in the average dialysis revenue per treatment of approximately $7, or 2.1%. The decrease in the average dialysis revenue per treatment in 2011, as compared to 2010, was primarily due to a decline in our Medicare reimbursements as a result of operating in the new single bundled payment system, continued decline in the commercial payor mix and a decline in the intensities of physician-prescribed pharmaceuticals, partially offset by an increase in some of our commercial payment rates.

Dialysis and related lab services net operating revenues for 2010 increased by approximately $279 million or approximately 4.8% from 2009. The increase in net operating revenues was primarily due to an increase in the number of treatments of approximately 5.8% due to an increase in non-acquired treatment growth at existing and new centers and growth through acquisitions. However, this increase was partially offset by a decrease in the average dialysis revenue per treatment of approximately $3, or 0.9%. The decrease in the average dialysis revenue per treatment in 2010, as compared to 2009, was primarily due to a decline in the intensities of physician-prescribed pharmaceuticals and a decline in the commercial payor mix, partially offset by a 1% increase in the Medicare composite rate and an increase in some of our commercial payment rates.

The following table summarizes our dialysis and related lab services revenues by modality for the year ended December 31, 2011:

Revenue percentages
Outpatient hemodialysis centers	81%
Peritoneal dialysis and home-based hemodialysis	14%
Hospital inpatient hemodialysis	5%

Total dialysis and related lab services revenues	100%

Approximately 66% of our total dialysis and related lab services revenues for the year ended December 31, 2011 were from government-based programs, principally Medicare, Medicaid, and Medicare-assigned plans, representing approximately 89% of our total patients. Over the last several years, we have been experiencing growth in our government-based patients that has been outpacing the growth in our commercial patients which has negatively impacted our average dialysis and related lab services revenue per treatment. Our overall percentage of patients and revenues associated with commercial payors continued to decline in 2011. Less than 1% of our dialysis and related lab services revenues are due directly from patients. No single commercial payor accounted for more than 6% of total dialysis and related lab services revenues for the year ended December 31, 2011.

On average we are paid significantly more for services provided to patients covered by commercial healthcare plans in the United States than we are for patients covered by Medicare, Medicaid or other government plans such as Medicare-assigned plans. Patients covered by commercial health plans transition to Medicare coverage after a maximum of 33 months. As a patient transitions from commercial coverage to Medicare or Medicaid coverage, the payment rates normally decline substantially. Medicare payment rates are insufficient to cover our costs associated with providing dialysis treatments, and therefore we lose money on each Medicare treatment.

Nearly all of our net earnings from our dialysis and related lab services are derived from commercial payors, some of which pay at established contract rates and others which pay negotiated payment rates based on our usual and customary fee schedule for our out-of-network patients. If we experience a net overall reduction in our contracted and non-contracted commercial rates as a result of these negotiations or restrictions, it could have a material adverse effect on our operating results.

Our average dialysis and related lab services revenue per treatment can be significantly impacted by several major factors, including our commercial payment rates, government payment policies regarding reimbursement amounts for dialysis treatments and pharmaceuticals under the new Medicare bundled payment rate system, including our ability to capture all patient characteristics, changes in the mix of government and commercial patients, and changes in the mix and intensities of physician-prescribed pharmaceuticals that are billed separately.

Operating expenses and charges

Patient care costs. Dialysis and related lab services patient care costs are those costs directly associated with operating and supporting our dialysis centers and consist principally of labor, pharmaceuticals, medical supplies and operating costs of the dialysis centers. The dialysis and related lab services patient care costs on a per treatment basis were $217 and $232 for 2011 and 2010, respectively. The $15 decrease in the per treatment costs in 2011 as compared to 2010 was primarily attributable to a decline in the intensities of physician-prescribed pharmaceuticals, continued cost control initiatives, partially offset by higher labor and benefit costs, and higher EPO costs.

Dialysis and related lab services patient care costs on a per treatment basis were $232 and $235 for 2010 and 2009, respectively. The $3 decrease in the per treatment costs in 2010 as compared to 2009 was primarily attributable to a decline in the intensities of physician-prescribed pharmaceuticals, a decrease in our overall pharmaceutical costs and continued improvements in productivity, partially offset by higher labor rates.

General and administrative expenses. Dialysis and related lab services general and administrative expenses for the years ended 2011, 2010 and 2009 were approximately $551 million, $471 million and $428 million, respectively. The increase of approximately $80 million in 2011 as compared to 2010 was primarily due to increases in labor and benefit costs, an increase in our professional expenses for legal and compliance initiatives and for information technology matters as well as transaction and integration costs associated with the acquisition of DSI. The increase in general and administrative expenses of approximately $43 million in 2010 as compared to 2009 was primarily due to increases in labor and benefit costs, partially offset by the timing of certain other expenditures.

Depreciation and amortization. Dialysis and related lab services depreciation and amortization expenses for 2011, 2010 and 2009 were approximately $260 million, $227 million and $221 million, respectively. The increase of approximately $33 million in depreciation and amortization for dialysis and related lab services in 2011 and $6 million in 2010 were primarily due to growth through new center developments and acquisitions.

Provision for uncollectible accounts receivable. The provision for uncollectible accounts receivable for dialysis and related lab services was 2.9% for 2011, 2.7% for 2010, and 2.7% for 2009. The increase in the provision for uncollectible accounts during 2011 was primarily the result of a slowdown in our historical collection experience from some of our non-government payors. The current provision level of 3.0% at the end of 2011 may increase if we encounter problems with our billing and collection process as a result of sustained weakness in the U.S. economy.

Segment operating income

Dialysis and related lab services operating income for 2011 increased by approximately $186 million as compared to 2010. The increase in the operating income for 2011 as compared to 2010 was primarily due to strong treatment growth as a result of additional dialysis treatments from non-acquired growth and acquisitions, partially offset by a decrease in the average dialysis revenue per treatment of approximately $7 as described above. The dialysis and related lab services operating income also increased as a result of a decline in the intensities of physician-prescribed pharmaceuticals, and additional operating income from the acquisition of DSI. However, the dialysis and related lab services operating income was negatively impacted by higher labor and benefit costs, an increase in the cost of EPO, an increase in our professional fees in conjunction with compliance and legal initiatives and for information technology matters as well as transaction and integration costs associated with the acquisition of DSI.

Dialysis and related lab services operating income for 2010 increased by approximately $45 million as compared to 2009. The increase in the operating income for 2010 as compared to 2009 was primarily due to growth in the number of dialysis treatments from non-acquired growth and acquisitions, partially offset by a decrease in the average dialysis revenue per treatment of approximately $3 as described above. The dialysis and related lab services operating income also increased as a result of certain cost control initiatives, improved productivity, and overall lower pharmaceutical costs. However, the dialysis and related lab services operating income was negatively impacted by an operating margin decrease due to a decline in the intensities of physician-prescribed pharmaceuticals, higher labor costs and an increase in other operating costs of our dialysis centers.

Other—Ancillary services and strategic initiatives

	Year ended
	2011	2010	2009
	(dollar amounts rounded to nearest million)
Revenues	$514	$384	$334

Segment operating loss	$(54)	$(6)	$(12)

Net operating revenues

The ancillary services and strategic initiatives net operating revenues for 2011 increased by approximately $130 million or 33.9% as compared to 2010, primarily from growth in pharmacy services, and from our disease management services.

The ancillary services and strategic initiatives net operating revenues for 2010 increased by approximately $50 million or 15.0% as compared to 2009, primarily from growth in pharmacy services, and from our infusion therapy services, partially offset by a decline in our net operating revenues in our disease management services as a result of discontinuing the full service health care plans at the end of 2009.

Operating expenses

Ancillary services and strategic initiatives operating expenses for 2011 increased by approximately $179 million from 2010, which includes the $24 million HCP goodwill impairment charged as described below. Excluding this item, ancillary services and strategic initiatives adjusted operating expenses would have increased by $155 million. This increase in operating expenses was primarily due to an increase in volume in our pharmacy business, an increase in expenses associated with our international dialysis expansion and an increase in labor and benefit costs.

Ancillary services and strategic initiatives operating expenses for 2010 increased by approximately $43 million from 2009, primarily due to an increase in volume in our pharmacy business and an increase in labor costs, partially offset by lower operating costs of our disease management services as a result of discontinuing the full service health care plans at the end of 2009.

Goodwill

In the second quarter of 2011, we determined that circumstances indicated it was more likely than not that the fair value of one of our ancillary businesses, HCP, which provides infusion therapy services, was less than its carrying amount. The primary factor informing our conclusion was the recent decline in the operating performance of HCP caused mainly by rapid expansion. This led management to revise its view of HCP’s organizational growth capability and scale back significantly its current plans for HCP’s future growth initiatives and to update HCP’s forecasts and current operating budgets accordingly. These revisions reflected the current and expected future cash flows that we believed market participants would use in determining the fair value or the HCP business. As a result, in the second quarter of 2011, we estimated that the carrying amount of goodwill related to HCP exceeded its implied fair value by $24 million, resulting in a pre-tax goodwill impairment charge of that amount. As of December 31, 2011, after giving effect to this impairment charge, we have approximately $32 million of HCP goodwill remaining. During the fourth quarter of 2011, we finalized our calculation of this impairment charge, which did not change the goodwill impairment charge previously recorded.

Segment operating loss

Ancillary services and strategic initiatives operating losses for 2011 increased by approximately $48 million from 2010, which includes the $24 million HCP goodwill impairment charge, as described above. Excluding this item, ancillary services and strategic initiatives adjusted operating losses would have increased by $24 million. This increase in operating losses was primarily due to an increase in expenses associated with our international dialysis expansion and a deterioration in the operating performance of our infusion therapy services, partially offset by an increase in the operating performance of our pharmacy business, and in our vascular access services.

Ancillary services and strategic initiatives operating losses for 2010 decreased by approximately $6 million from 2009. The decrease in operating losses was primarily due to volume growth in revenues associated with our pharmacy business, and a decrease in operating losses in our disease management business as a result of discontinuing the full service health care plans at the end of 2009.

Corporate level charges

Stock-based compensation. Stock-based compensation of approximately $49 million for 2011 increased by approximately $3 million from 2010. Stock-based compensation of approximately $46 million for 2010 increased by approximately $2 million from 2009. The increase in 2011 resulted from an increase in the overall grant date fair value for the grant years that contributed expense to 2011, driven by both an increase in the grant date fair value of 2011 grants over that for recent years and an increase in the number of awards granted in 2011 over 2010. The increase in 2010 resulted principally from an increase in the overall grant date fair value for the grant years that contributed expense to 2010, driven in part by a substantial increase in the grant date fair value of 2010 grants over that for recent years offset by a significant reduction in the number of awards granted in 2010.

Debt expense. Debt expense for 2011, 2010, and 2009 consisted of interest expense of approximately $231 million, $172 million, and $176 million, respectively, including the amortization and accretion of debt discounts and premiums and the amortization of deferred financing costs of approximately $10 million in 2011, $9 million in 2010 and $10 million in 2009. The increase in interest expense in 2011 as compared to 2010 was primarily related to additional borrowings under our Senior Secured Credit Facilities that were issued in the fourth quarter of 2010 and additional borrowings associated with the new Term Loan A-2 that contain significantly higher interest rates than our previous facility. In addition, debt expense in 2011 was also impacted by the amount of interest rate swaps that resulted in a higher overall weighted average effective interest rate on the Term Loan A and from the amortization of an interest rate cap premium associated with our Term Loan B. However, debt expense in 2011 benefited from lower rates and lower outstanding balances associated with our new senior notes that were issued in the fourth quarter of 2010. Our overall weighted average effective interest rate in 2011 was 5.28% as compared to 4.68% in 2010.

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

Equity investment income. Equity investment income was approximately $9.0 million in 2011 as compared to $9.0 million in 2010 and $2.4 million in 2009. Equity investment income in 2011 as compared to 2010 was flat but was impacted by an increase in the profitability of certain of our nonconsolidated joint ventures, offset by a decrease in the operating performance of certain other joint ventures. The increase in equity investment income in 2010 as compared to 2009 was primarily due to an increase in the profitability of our nonconsolidated joint ventures.

Other income. Other income was approximately $3 million, $3 million, and $4 million in 2011, 2010, and 2009, respectively, and consisted principally of interest income. Other income in 2011 was slightly down from 2010, primarily as a result of lower average interest rates and lower average cash balances. The decrease in 2010 as compared to 2009 was primarily the result of lower average interest rates, partially offset by higher average cash balances.

Provision for income taxes. The provision for income taxes for 2011 represented an effective annualized tax rate of 35.4%, compared with 35.0% and 36.7% in 2010 and 2009, respectively. The effective tax rate in 2011 was higher primarily due to non-deductible transaction costs associated with the DSI acquisition.

Impairments and valuation adjustments. We perform impairment or valuation reviews for our property and equipment, amortizable intangible assets with finite useful lives, equity investments in non-consolidated businesses, and our investments in ancillary services and strategic initiatives at least annually and whenever a change in condition indicates that an impairment review is warranted. Such changes include shifts in our business strategy or plans, the quality or structure of our relationships with our partners, or when a center experiences deteriorating operating performance. Goodwill is also assessed at least annually for possible valuation impairment using fair value methodologies. These types of adjustments are charged directly to the corresponding operating segment that incurred the charge. Except for the HCP goodwill charge in 2011, there were no other significant impairments or valuation adjustments recognized during the periods presented.

Noncontrolling interests

Net income attributable to noncontrolling interests for 2011, 2010 and 2009 was approximately $95 million, $79 million and $57 million, respectively. The increases in noncontrolling interests in 2011 and 2010 were primarily due to increases in the number of new joint ventures and increases in the profitability of our dialysis-related joint ventures. The percentage of dialysis and related lab services net operating revenues generated from dialysis-related joint ventures was approximately 18% in both 2011 and 2010.

Accounts receivable

Our accounts receivable balances at December 31, 2011 and 2010 represented approximately 61 days of revenue for both periods, net of bad debt allowance. Our days outstanding in 2011, represent solid improved cash collections that enabled us to keep pace with our growth in revenue. However, our cash collections in early 2012 could be negatively impacted as Medicare upgrades its systems to meet their new billing requirements.

As of December 31, 2011 and 2010, approximately $188 million and $153 million in unreserved accounts receivable, respectively, representing approximately 16% and 15% of our total accounts receivable balance, respectively, were more than six months old. During 2011, we experienced improved cash collections from certain government payors and certain commercial payors. There were no significant unreserved balances over one year old. Less than 1% of our revenues are classified as “patient pay”. Substantially all revenue realized is from government and commercial payors, as discussed above.

Amounts pending approval from third-party payors as of December 31, 2011 and 2010, other than the standard monthly billing, consisted of approximately $57 million in 2011 and $46 million in 2010, associated with Medicare bad debt claims, classified as “other receivables”. Currently, a significant portion of our Medicare bad debt claims are typically paid to us before the Medicare fiscal intermediary audits the claims. However, the payment received from Medicare is subject to adjustment based upon the actual results of the audits. Such audits typically occur one to four years after the claims are filed. As a kidney dialysis provider, our revenue is not subject to cost report settlements, except for potentially limiting the collectability of these Medicare bad debt claims.

Liquidity and capital resources

Available liquidity. As of December 31, 2011, our cash balance was $394 million and we had undrawn credit under our Senior Secured Credit Facilities totaling $350 million, of which approximately $52 million was committed for outstanding letters of credit. We believe that we will have sufficient liquidity, operating cash flows and access to borrowings to fund our scheduled debt service and other obligations for the foreseeable future. Our primary sources of liquidity are cash from operations and cash from borrowings.

Cash flow from operations during 2011 amounted to $1,180 million, compared with $840 million for 2010. The increase in our operating cash flows in 2011 as compared to 2010 was primarily due to improved cash earnings, a reduction in income tax payments and the timing of other working capital items, partially offset by an increase in our accounts receivable balances from growth in revenue. Cash flow from operations in 2011 included cash interest payments of approximately $236 million and cash tax payments of $146 million. Cash flow from operations in 2010 included cash interest payments of approximately $191 million and cash tax payments of $207 million.

Non-operating cash outflows in 2011 included $436 million for capital asset expenditures, including $176 million for new center developments and relocations, and $260 million for maintenance and information technology. We also spent an additional $1,077 million for acquisitions. During 2011, we also received $49 million from the maturity and sale of investments. However, the majority of these proceeds was either used to repurchase other investments or was used to fund distributions from our deferred compensation plans. In addition, during 2011, we received $32 million associated with stock option exercises and other share issuances and the related excess tax benefits. We also made distributions to noncontrolling interests of $101 million, and received contributions from noncontrolling interests of $21 million associated with new joint ventures and from additional equity contributions. We also repurchased 3.8 million shares of our common stock for approximately $323 million.

Non-operating cash outflows in 2010 included $279 million for capital asset expenditures, including $120 million for new center developments and relocations, and $159 million for maintenance and information technology. We also spent an additional $189 million for acquisitions. During 2010, we also received $61 million from the maturity and sale of investments. However, these proceeds were either used to repurchase other investments or were used to fund distributions from our deferred compensation plans. In addition, during 2010, we received $60 million associated with stock option exercises and other share issuances and the related excess tax benefits. We also made distributions to noncontrolling interests of $84 million, and received contributions from noncontrolling interests of $10 million associated with new joint ventures and from additional equity contributions. We also repurchased 8.9 million shares of our common stock for approximately $619 million.

During 2011, we acquired a total of 178 dialysis centers, eight of which were located outside of the United States, opened 65 new dialysis centers, sold two centers, merged seven centers, and divested a total of 30 dialysis centers in connection with the acquisition of DSI. We also added three dialysis centers under management and administrative service agreements that are located outside of the United States and added one center in which we own a minority equity interest. During 2010, we acquired a total of 41 dialysis centers, opened 65 new dialysis centers, sold six centers, closed 18 centers, and made minority equity investments in three centers that were previously under management and administrative service agreements.

Acquisition

On September 2, 2011, we completed our acquisition of all of the outstanding common stock of CDSI I Holding Company, Inc., the parent company of dialysis provider DSI Renal Inc. (DSI), pursuant to an agreement and plan of merger for approximately $723 million in net cash, plus the assumption of certain liabilities totaling approximately $6.5 million, subject to certain post-closing adjustments. DSI had 113 outpatient dialysis centers that provided services to approximately 8,000 patients in 23 states. We also incurred approximately $22 million in transaction and integration costs during the year ended December 31, 2011 associated with this acquisition that are included in general and administrative expenses.

Pursuant to a consent order issued by the Federal Trade Commission on September 2, 2011, we agreed to divest a total of 30 outpatient dialysis centers and several home-based dialysis programs in order to complete the acquisition of DSI. In conjunction with the consent order, on September 30, 2011, we completed the sale of 28 outpatient dialysis centers to Dialysis Newco, Inc., or Dialysis Newco, a portfolio company of Frazier Healthcare VI, L.P. and New Enterprise Associates 13, Limited Partnership pursuant to an asset purchase agreement dated August 26, 2011. Effective October 31, 2011, we also completed the sale of two additional outpatient dialysis centers to Dialysis Newco that were previously pending state regulatory approval. We anticipate receiving total net cash consideration of approximately $82.0 million for all of the outpatient dialysis centers that were divested.

2011 capital structure changes and other items

On August 26, 2011, we entered into an Increase Joinder Agreement under our existing Senior Secured Credit Agreement. Pursuant to the Increase Joinder Agreement, we increased the revolving credit facility by $100 million, to a total of $350 million, and entered into an additional $200 million Term Loan A-2. The new Term Loan A-2 required a principal payment of $0.5 million on December 31, 2011 and thereafter requires annual principal payments of $2.0 million with the balance of $191.5 million due in 2016, and bears interest at LIBOR (floor of 1.00%) plus an interest rate margin of 3.50% subject to a rating based step-down to 3.25%.

During the year ended December 31, 2011 we made mandatory principal payments under our Senior Secured Credit Facilities totaling $50 million on the Term Loan A, $0.5 million on Term Loan A-2 and $17.5 million on the Term Loan B.

Interest rate swaps and caps

In January 2011, we entered into nine interest rate swap agreements with amortizing notional amounts totaling $1.0 billion that went effective on January 31, 2011, as a means of hedging our exposure to and volatility from variable-based interest rate changes as part of our overall risk management strategy. As of December 31, 2011, we maintained a total of nine interest rate swap agreements with amortizing notional amounts totaling $950 million. These agreements had the economic effect of modifying the LIBOR variable component of our interest rate on an equivalent amount of our Term Loan A to fixed rates ranging from 1.59% to 1.64%, resulting in an overall weighted average effective interest rate of 4.11%, including the Term Loan A margin of 2.50%. The swap agreements expire by September 30, 2014 and require monthly interest payments. During the year ended December 31, 2011, we accrued net charges of $12.6 million from these swaps which are included in debt expense. As of December 31, 2011, the total fair value of these swap agreements was a liability of $23.1 million. We estimate that approximately $10.9 million of existing unrealized pre-tax losses in other comprehensive income at December 31, 2011 will be reclassified into income over the next year.

In addition, in January 2011, we also entered into five interest rate cap agreements with notional amounts totaling $1.25 billion that went effective on January 31, 2011. These agreements have the economic effect of capping the LIBOR variable component of our interest rate at a maximum of 4.00% on an equivalent amount of our Term Loan B debt. The cap agreements expire on September 30, 2014. As of December 31, 2011, the total fair value of these cap agreements was an asset of $1.4 million. During the year ended December 31, 2011, we recorded $5.2 million, net of tax, as a decrease to other comprehensive income due to unrealized valuation changes in the cap agreements, net of the amortization of the interest rate cap premiums that were reclassified into net income.

As a result of the swap and cap agreements, our overall weighted average effective interest rate on the Senior Secured Credit Facilities was 4.61%, based upon the current margins in effect of 2.50% for the Term Loan A, 3.50% for the Term Loan A-2 and 3.00% for the Term Loan B, as of December 31, 2011.

As of December 31, 2011, interest rates on our Term Loan A-2 and Term Loan B are set at their LIBOR floors plus their interest rate margins. Interest rates on our senior notes and Term Loan A are fixed and economically fixed, respectively, with rates on the $1.25 billion of our Term Loan B subject to interest rate caps.

Our overall weighted average effective interest rate in 2011 was 5.28% and as of December 31, 2011 was 5.27%.

Stock repurchases

During 2011, we repurchased a total of 3,794,686 shares of our common stock for $323.3 million, or an average price of $85.21 per share, pursuant to a previously announced authorization by the Board of Directors on

November 3, 2010, that authorized an additional $800 million of share repurchases of our common stock. As a result of these transactions, the total outstanding authorization for share repurchases as of December 31, 2011 was $358.2 million. We have not repurchased any additional shares of our common stock from January 1, 2012 through February 24, 2012. This stock repurchase program has no expiration date.

Stock-based compensation

Stock-based compensation recognized in a period represents the straight-line amortization during that period of the estimated grant-date fair value of stock-based awards over their vesting terms, adjusted for expected forfeitures. Shares issued upon exercise of stock awards are generally issued from shares in treasury. We have utilized the Black-Scholes-Merton valuation model for estimating the grant date fair value of stock options and stock-settled stock appreciation rights granted in all prior periods. During 2011, we granted 2,707,500 stock-settled stock appreciation rights with a grant-date fair value of $59.4 million and a weighted-average expected life of approximately 4.2 years, and also granted 150,246 stock units with a grant-date fair value of $12.8 million and a weighted-average expected life of approximately 3.1 years.

For the years ended December 31, 2011 and 2010, we recognized $48.7 million and $45.6 million, respectively, in stock-based compensation expense for stock-settled stock appreciation rights, stock options, stock units and discounted employee stock plan purchases, which is primarily included in general and administrative expenses. The estimated tax benefits recorded for this stock-based compensation in 2011 and 2010 were $18.4 million and $17.3 million, respectively. As of December 31, 2011, there was $91.3 million of total estimated unrecognized compensation cost related to nonvested stock-settled compensation arrangements under our equity compensation and stock purchase plans. We expect to recognize this cost over a weighted average remaining period of 1.4 years.

During the years ended December 31, 2011 and 2010, we received $5.4 million and $48.7 million, respectively, in cash proceeds from stock option exercises and $38.2 million and $26.7 million, respectively, in total actual tax benefits upon the exercise of stock awards.

Other items

On July 22, 2010, we entered into a First National Service Provider Agreement, or the Agreement, with NxStage Medical Inc., or NxStage. Under the terms of the Agreement we have the ability to continue to purchase NxStage System One hemodialysis machines and related supplies at discount prices. In addition, we may, in lieu of cash rebate, vest in warrants to purchase NxStage common stock based upon achieving certain System One home patient growth targets by June 30, 2011, 2012 and 2013. The warrants are exercisable for up to a cumulative total of 5.5 million shares of common stock over the three years at an initial exercise price of $14.22 per share. From the period July 1, 2010 through June 30, 2011, we earned warrants to purchase 250,000 shares of NxStage common stock. In October 2011 we exercised our right to purchase 250,000 shares of NxStage common stock at $14.22 per share, for a total of approximately $3.6 million and in February 2012, we sold all 250,000 shares for approximately $5.2 million.

In July 2010, we announced that we will construct a new corporate headquarters in Denver, Colorado. In July 2010, we acquired the land and existing improvements for approximately $12 million. Effective December 18, 2010, we entered into a construction agreement for the construction of the new building. We currently estimate the total construction costs and other project costs of the building will be approximately $95 million. Construction began in early 2011, and is still estimated to be complete in the second half of 2012. Through December 31, 2011, we have paid construction costs and architecture and other design fees totaling approximately $49 million.

2010 capital structure changes

On October 20, 2010, we entered into a $3,000 million Senior Secured Credit Agreement (the Credit Agreement), consisting of a five year $250 million revolving line of credit, a five year $1,000 million Term Loan

A and a six year $1,750 million Term Loan B. We also have the right to request an increase to the borrowing capacity to a total aggregate principal amount of not more than $4,000 million subject to bank participation. The revolving line of credit and the Term Loan A initially bore interest at LIBOR plus an interest rate margin of 2.75% until June 30, 2011, when the interest rate margin was reduced to 2.50%. The interest rate margin is still subject to adjustment depending upon our leverage ratio and can range from 2.25% to 2.75%. The Term Loan A requires annual principal payments of $50 million in 2011, $50 million in 2012, $100 million in 2013, and $150 million in 2014, with the balance of $650 million due in 2015. The Term Loan B bears interest at LIBOR (floor of 1.50%) plus 3.00% subject to a ratings based step-down to 2.75%. The Term Loan B requires annual principal payments of $17.5 million in each year from 2011 through 2015 with the balance of $1,663 million due in 2016. The borrowings under the Credit Agreement are guaranteed by substantially all of our direct and indirect wholly-owned domestic subsidiaries and are secured by substantially all of DaVita’s and its guarantors’ assets. The Credit Agreement contains customary affirmative and negative covenants such as various restrictions on investments, acquisitions, the payment of dividends, redemptions and acquisitions of capital stock, capital expenditures and other indebtedness, as well as limitations on the amount of tangible net assets in non-guarantor subsidiaries. However, many of these restrictions will not apply as long as our leverage ratio is below 3.50:1.00. In addition, the Credit Agreement requires compliance with financial covenants including an interest coverage ratio and a leverage ratio that determines the interest rate margins as described above.

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

We received total proceeds of $4,300 million from these transactions, $2,750 million from the borrowings on Term Loan A and Term Loan B and an additional $1,550 million from the issuance of the New Senior Notes. We used a portion of the proceeds to pay-off the outstanding principal balances of our existing senior secured credit facilities plus accrued interest totaling $1,795 million and to purchase pursuant to a cash tender offer $558 million of the outstanding principal balances of our $700 million 6  5/8% senior notes due 2013 and $731 million of the outstanding balances of our $850 million 7  1/4% senior subordinated notes due 2015 (the Existing Notes), plus accrued interest totaling $1,297 million. The total amount paid for the Existing Notes was $1,019.06 per $1,000 principal amount of the 6   5/8% senior notes and $1,038.75 per $1,000 principal amount of the 7  1/4% senior subordinated notes. This resulted in us paying a cash tender premium of $39 million in order to extinguish this portion of the Existing Notes. On November 19, 2010, we redeemed the remaining outstanding balance of the existing 6  5/8% senior notes of $142 million at 101.656% per $1,000 and the remaining outstanding balance of the existing 7  1/4% senior subordinated notes of $119 million at 103.625% per $1,000 plus accrued interest totaling $265 million. In addition, we paid a call premium totaling $7 million. We also paid an additional $74 million in fees, discounts and other expenses. As a result of the above transactions, we received approximately $823 million in excess cash which we have been using for general purposes and other opportunities, including share repurchases, acquisitions and other growth investments.

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

Senior Secured Credit Facilities and senior and senior subordinated notes

During 2010, we made mandatory principal payments totaling $65.6 million on our prior outstanding Term Loan A. We did not make any principal payments on Term Loan B during 2010, nor were we required to.

All of the outstanding balances under the prior Term Loan A, Term Loan B and the senior and senior subordinated notes were extinguished as part of our debt refinancing transactions that occurred on October 20, 2010, as described above.

Stock repurchases

During 2010, we repurchased a total of 8,918,760 shares of our common stock for $618.5 million, or an average price of $69.35 per share, pursuant to previously announced authorizations by the Board of Directors.

Interest rate swaps

Our previous interest rate swap agreements expired on September 30, 2010. The agreements that were effective during 2010 had the economic effect of modifying the LIBOR variable component of our interest rate on an equivalent amount of our debt to fixed rates ranging from 4.05% to 4.70%, resulting in an overall weighted average effective interest rate of 5.84% on the hedged portion of our Senior Secured Credit Facilities, including the Term Loan B margin of 1.50%. During 2010 and 2009, we accrued net cash obligations of approximately $9.1 million and $17.3 million, respectively, from these swaps, which are included in debt expense.

Our overall weighted average effective interest rate on our Senior Secured Credit Facilities was 4.05%, based upon the current margins in effect of 2.75% for the Term Loan A and 3.00% for the Term Loan B, as of December 31, 2010.

As of December 31, 2010, interest rates on our Term Loan B are set at its LIBOR floors plus its interest rate margin and interest rates on our senior notes are fixed.

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

The following is a summary of these contractual obligations and commitments as of December 31, 2011 (in millions):

	Less Than 1 year	2-3 years	4-5 years	After 5 years	Total
Scheduled payments under contractual obligations:
Long-term debt	$85	$297	$2,531	$1,557	$4,470
Interest payments on the senior notes	100	202	202	279	783
Interest payments on the Term Loan B(1)	79	155	137	—	371
Interest payments on the Term Loan A-2(2)	9	18	16	—	43
Capital lease obligations	2	5	4	32	43
Operating leases	258	444	370	636	1,708
Construction of the new corporate headquarters	46	—	—	—	46

	$579	$1,121	$3,260	$2,504	$7,464

Potential cash requirements under existing commitments:
Letters of credit	$52	$—	$—	$—	$52
Noncontrolling interests subject to put provisions	260	98	76	44	478
Pay-fixed swaps potential obligations	11	12	—	—	23
Operating capital advances	4	—	—	—	4

	$327	$110	$76	$44	$557

(1)	Assuming no changes to LIBOR-based interest rates as the Term Loan B currently bears interest at LIBOR (floor of 1.50%) plus an interest rate margin of 3.00%.
(2)	Assuming no changes to LIBOR-based interest rates as the Term Loan A-2 currently bears interest at LIBOR (floor of 1.00%) plus an interest rate margin of 3.50%

The pay-fixed swap obligations represent the estimated fair market values of our interest rate swap agreements as reported by various broker dealers that are based upon relevant observable market inputs as well as other current market conditions that existed as of December 31, 2011, and represent the estimated potential obligation that we would be required to pay based upon the estimated future settlement of each specific tranche over the term of the swap agreements, assuming no future changes in the forward yield curve. The actual amount of our obligation associated with these swaps in the future will depend upon changes in the LIBOR-based interest rates that can fluctuate significantly depending upon market conditions, and other relevant factors that can affect the fair market value of these swap agreements.

In addition to the above commitments, we are obligated to purchase a certain amount of our hemodialysis products and supplies at fixed prices through 2015 from Gambro Renal Products, Inc. in connection with the Product Supply Agreement. Our total expenditures for the years ended December 31, 2011 and 2010 on such products were approximately 2% of our total operating costs in each year. In January 2010, we entered into an agreement with Fresenius which committed us to purchase a certain amount of dialysis equipment, parts and supplies from them through 2013. Our total expenditures for the year ended December 31, 2011 on such products were approximately 2% of our total operating costs.

The actual amount of purchases in future years from Gambro Renal Products and Fresenius will depend upon a number of factors, including the operating requirements of our centers, the number of centers we acquire, growth of our existing centers, and in the case of the Product Supply Agreement, Gambro Renal Products’ ability to meet our needs.

In November 2011, we entered into a seven year Sourcing and Supply Agreement with Amgen USA Inc. that expires on December 31, 2018. Under the terms of the agreement we will purchase EPO in amounts necessary to meet no less than 90% of our requirements for erythropoiesis stimulating agents. The actual amount of EPO that we will purchase from Amgen will depend upon the amount of EPO administered during dialysis as prescribed by physicians and the overall number of patients that we serve.

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

Critical accounting estimates and judgments

Our consolidated financial statements and accompanying notes are prepared in accordance with United States generally accepted accounting principles. These accounting principles require us to make estimates, judgments and assumptions that affect the reported amounts of revenues, expenses, assets, liabilities, contingencies and temporary equity. All significant estimates, judgments and assumptions are developed based on the best information available to us at the time made and are regularly reviewed and updated when necessary. Actual results will generally differ from these estimates. Changes in estimates are reflected in our financial statements in the period of change based upon on-going actual experience trends, or subsequent settlements and realizations depending on the nature and predictability of the estimates and contingencies. Interim changes in estimates are applied prospectively within annual periods. Certain accounting estimates, including those concerning revenue recognition and accounts receivable, impairments of long-lived assets, accounting for income taxes, quarterly and annual variable compensation accruals, purchase accounting valuation estimates, fair value estimates and stock-based compensation are considered to be critical to evaluating and understanding our financial results because they involve inherently uncertain matters and their application requires the most difficult and complex judgments and estimates.

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

Revenues associated with Medicare and Medicaid programs are recognized based on (a) the payment rates that are established by statute or regulation for the portion of the payment rates paid by the government payor (e.g., 80% for Medicare patients) and (b) for the portion not paid by the primary government payor, the estimated amounts that will ultimately be collectible from other government programs paying secondary coverage (e.g., Medicaid secondary coverage), the patient’s commercial health plan secondary coverage, or the patient. Effective January 1, 2011, our reimbursements from Medicare became subject to certain variations under Medicare’s new single bundled payment rate system whereby our reimbursements can be adjusted for certain patient characteristics and certain other factors. Our revenue recognition depends upon our ability to effectively capture, document and bill for Medicare’s base payment rate and these other factors. In addition, as a result of the potential range of variations that can occur in our reimbursements from Medicare under the new single bundled payment rate system, our revenue recognition is now subject to a greater degree of estimating risk.

Commercial healthcare plans, including contracted managed-care payors, are billed at our usual and customary rates; however, revenue is recognized based on estimated net realizable revenue for the services provided. Net realizable revenue is estimated based on contractual terms for the patients under healthcare plans with which we have formal agreements, non-contracted healthcare plan coverage terms if known, estimated secondary collections, historical collection experience, historical trends of refunds and payor payment adjustments (retractions), inefficiencies in our billing and collection processes that can result in denied claims for payments, slow down in collections, a reduction in the amounts that we expect to collect and regulatory compliance issues. Determining applicable primary and secondary coverage for our more than 142,000 patients at any point in time, together with the changes in patient coverages that occur each month, requires complex, resource-intensive processes. Collections, refunds and payor retractions typically continue to occur for up to three years or longer after services are provided.

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

Purchase accounting valuation estimates. We make various assumptions and estimates regarding the valuation of tangible and intangible assets, liabilities, noncontrolling interests and contractual as well as non-contractual contingencies associated with our acquisitions. These assumptions can have a material effect on our balance sheet valuations and the related amount of depreciation and amortization expense that will be recognized in the future.

Fair value estimates. We have recorded certain assets, liabilities and noncontrolling interests (temporary equity) subject to put provisions at fair value. The FASB defines fair value which is measured based upon certain valuation techniques that include inputs and assumptions that market participants would use in pricing assets, liabilities and noncontrolling interests subject to put provisions. We have measured the fair values of our applicable assets, liabilities and noncontrolling interests subject to put provisions based upon certain market inputs and assumptions that are either observable or unobservable in determining fair values and have also classified these assets, liabilities and noncontrolling interests subject to put provisions into the appropriate fair value hierarchy levels. The fair value of our investments available for sale are based upon quoted market prices from active markets and the fair value of our swap and cap agreements were based upon valuation models utilizing the income approach and commonly accepted valuation techniques that use inputs from closing prices for similar assets and liabilities in active markets as well as other relevant observable market inputs at quoted intervals such as current interest rates, forward yield curves, implied volatility and credit default swap pricing. For our noncontrolling interests subject to put provisions we have estimated the fair values of these based upon either the higher of a liquidation value of net assets or an average multiple of earnings based on historical earnings, patient mix and other performance indicators, as well as other factors. During the second quarter of 2010, we refined the methodology used to estimate the fair value of noncontrolling interests subject to put provisions by eliminating an annual inflation factor that was previously applied to the put provisions until they became exercisable. We believe that eliminating an annual inflation factor will result in a better representation of the estimated actual fair value of the noncontrolling interests subject to put provisions. The estimate of the fair values of the noncontrolling interests subject to put provisions involves significant judgments and assumptions and may not be indicative of the actual values at which the noncontrolling interests may ultimately be settled, which could vary significantly from our current estimates. The estimated fair values of the noncontrolling interests subject to put provisions can also fluctuate and the implicit multiple of earnings at which these noncontrolling interests obligations may be settled will vary depending upon market conditions including potential purchasers’ access to the capital markets, which can impact the level of competition for dialysis and non-dialysis related businesses, the economic performance of these businesses and the restricted marketability of the third-party owners’ noncontrolling interests.

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

Significant new accounting standards

On January 1, 2012, we adopted FASB’s Accounting Standard Update (ASU) No. 2011-08, Intangibles – Goodwill and Other. This standard amends the current two-step goodwill impairment test required under the existing accounting guidance. This amendment allows entities the option to first assess certain qualitative factors to ascertain whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount to determine if the two-step impairment test is necessary. If an entity concludes that certain events or circumstances prove that it is more likely than not that the fair value of a reporting unit is less than its carrying amount then an entity is required to proceed to step one of the two-step goodwill impairment test. This standard is effective during interim and annual periods beginning after December 15, 2011. The adoption of this standard did not have a material impact on our consolidated financial statements.

On January 1, 2012, we adopted FASB’s ASU No. 2011-07, Health Care Entities-Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts. This standard amends the current presentation and disclosure requirements for Health Care Entities that recognize significant amounts of patient service revenue at the time the services are rendered without assessing the patient’s ability to pay. This standard requires health care entities to reclassify the provision for bad debts from an operating expense to a deduction from patient service revenues. In addition, this standard requires more disclosure on the policies for recognizing revenue, assessing bad debts, as well as quantitative and qualitative information regarding changes in the allowance for doubtful accounts. This standard is applied retrospectively to all prior periods presented and is effective during interim and annual periods beginning after December 15, 2011. The adoption of this standard will require us to change the presentation in our financial statements.

On January 1, 2012, we adopted FASB’s ASU No. 2011-05, Comprehensive Income—Presentation of Comprehensive Income. This standard amends the current presentation requirements for comprehensive income by eliminating the presentation of the components of other comprehensive income within the statement of equity. This standard allows two options on how to present the various components of comprehensive income. These options are either to report the components of comprehensive income separately on the income statement or to present total other comprehensive income and the components of other comprehensive income in a separate statement. This standard does not change the items that must be reported in other comprehensive income or when an item must be reclassified into net income. This standard is applied retrospectively and is effective for fiscal years and interim periods within those years beginning after December 15, 2011. Early adoption is permitted. The adoption of this standard will require us to change the presentation in our financial statements.

On January 1, 2012, we adopted FASB’s ASU No. 2011-04, Fair Value Measurement. This standard amends the current fair value measurement and disclosure requirements to improve comparability between U.S. GAAP and International Financial Reporting Standards (IFRS). The intent of this standard is to update the disclosures that describe several of the requirements in U.S. GAAP for measuring fair value and to enhance disclosures about fair value measurements which will improve consistency between U.S. GAAP and IFRS. This standard does not change the application of the requirements on fair value measurements and disclosures. This standard is applied prospectively and is effective during interim and annual periods beginning after December 15, 2011. The adoption of this standard did not have a material impact on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Interest rate sensitivity

The tables below provide information about our financial instruments that are sensitive to changes in interest rates. For our debt obligations the table presents principal repayments and current weighted average interest rates on our debt obligations as of December 31, 2011. The variable rates presented reflect the weighted average LIBOR rates in effect for all debt tranches plus interest rate margins in effect at December 31, 2011. The Term Loan A margin currently in effect is 2.50% and along with the revolving line of credit is subject to adjustment depending upon changes in certain of our financial ratios including a leverage ratio. The Term Loan A-2 currently bears interest at LIBOR (floor of 1.00%) plus an interest rate margin of 3.50% subject to a ratings based step-down to 3.25%. The Term Loan B currently bears interest at LIBOR (floor of 1.50%) plus an interest rate margin of 3.00% subject to a ratings based step-down to 2.75%.

	Expected maturity date						Total	Fair Value	Average interest rate
	2012	2013	2014	2015	2016	Thereafter
	(dollars in millions)
Long-term debt:
Fixed rate	$35	$24	$24	$24	$1,858	$1,585	$3,550	$3,543	5.59%
Variable rate	$52	$101	$153	$652	$1	$4	$963	$951	2.81%

	Notional amount	Contract maturity date					Pay fixed	Receive variable	Fair value
		2012	2013	2014	2015	2016
	(dollars in millions)
Swaps:
Pay-fixed rate	$950	$50	$100	$800	$—	$—	1.59% to 1.64%	LIBOR	$(23.1)
Cap agreements	$1,250	$—	$—	$1,250	$—	$—		LIBOR above 4.00%	$1.4

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

The Term Loan A-2 and Term Loan B are subject to LIBOR floors of 1.00% and 1.50%, respectively. Because LIBOR, as of December 31, 2011, was lower than either of these floors, the interest rates on the Term Loan A-2 and the Term Loan B are treated as “fixed” for purposes of the table above. We have included both of these Term Loans in the fixed rate totals in the table above until such time as the LIBOR-based component of our interest rate exceeds 1.00% on the Term Loan A-2 and 1.50% on the Term Loan B. At such time, we will then be subject to LIBOR-based interest rate volatility on the LIBOR variable component of our interest rate on all of the Term Loan A-2, as well as for the Term Loan B, but limited to a maximum rate of 4.00% on $1.25 billion of outstanding principal debt on the Term Loan B. The remaining $483 million outstanding principal balance of the Term Loan B is subject to LIBOR-based interest rate volatility above a floor of 1.50%.

In January 2011, we entered into nine interest rate swap agreements with amortizing notional amounts totaling $1.0 billion that went effective on January 31, 2011, as a means of hedging our exposure to and volatility from variable-based interest rate changes as part of our overall risk management strategy. As of December 31, 2011, we maintained a total of nine interest rate swap agreements with amortizing notional amounts totaling $950 million. These agreements had the economic effect of modifying the LIBOR variable component of our interest rate on an equivalent amount of our Term Loan A to fixed rates ranging from 1.59% to 1.64%, resulting in an overall weighted average effective interest rate of 4.11%, including the Term Loan A margin of 2.50%. The swap agreements expire by September 30, 2014 and require monthly interest payments. During the year ended December 31, 2011, we accrued net charges of $12.6 million from these swaps which are included in debt expense. As of December 31, 2011, the total fair value of these swap agreements was a liability of $23.1 million. We estimate that approximately $10.9 million of existing unrealized pre-tax losses in other comprehensive income at December 31, 2011 will be reclassified into income over the next year.

In addition, in January 2011, we also entered into five interest rate cap agreements with notional amounts totaling $1.25 billion that went effective on January 31, 2011. These agreements have the economic effect of capping the LIBOR variable component of our interest rate at a maximum of 4.00% on an equivalent amount of our Term Loan B debt. The cap agreements expire on September 30, 2014. As of December 31, 2011, the total fair value of these cap agreements was an asset of $1.4 million. During the year ended December 31, 2011, we recorded $5.2 million, net of tax, as a decrease to other comprehensive income due to unrealized valuation changes in the cap agreements, net of the amortization of the interest rate cap premiums that were reclassified into net income.

As a result of the swap and cap agreements, our overall weighted average effective interest rate on the Senior Secured Credit Facilities was 4.61%, based upon the current margins in effect of 2.50% for the Term Loan A, 3.50% for the Term Loan A-2 and 3.00% for the Term Loan B, as of December 31, 2011.

As of December 31, 2011, interest rates on our Term Loan A-2 and Term Loan B are set at their LIBOR floors plus their interest rate margins. Interest rates on our senior notes and Term Loan A are fixed and economically fixed, respectively, with rates on the $1.25 billion of our Term Loan B subject to interest rate caps.

Our overall weighted average effective interest rate in 2011 was 5.28% and as of December 31, 2011 was 5.27%.

One means of assessing exposure to debt-related interest rate changes is a duration-based analysis that measures the potential loss in net income resulting from a hypothetical increase in interest rates of 100 basis points across all variable rate maturities (referred to as a “parallel shift in the yield curve”). Under this model, with all else constant, it is estimated that such an increase would have reduced net income by approximately $0.6 million, $11.1 million, and $8.5 million, net of tax, for the years ended December 31, 2011, 2010, and 2009, respectively.

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

The other information required to be disclosed by this item will appear in, and is incorporated by reference from, the sections entitled “Proposal No. 1. Election of Directors”, “Corporate Governance”, and “Security Ownership of Certain Beneficial Owners and Management” included in our definitive proxy statement relating to our 2012 annual stockholder meeting.

Item 11.	Executive Compensation.

The information required by this item will appear in, and is incorporated by reference from, the sections entitled “Executive Compensation” and “Compensation Committee Interlocks and Insider Participations” included in our definitive proxy statement relating to our 2012 annual stockholder meeting. The information required by Item 407(e)(5) of Regulation S-K will appear in and is incorporated by reference from the section entitled “Compensation Committee Report” included in our definitive proxy statement relating to our 2012 annual stockholder meeting; however, this information shall not be deemed to be “filed”.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides information about our common stock that may be issued upon the exercise of stock options, stock-settled stock appreciation rights, restricted stock units and other rights under all of our existing equity compensation plans as of December 31, 2011, including our omnibus 2011 Incentive Award Plan (formerly known as our 2002 Equity Compensation Plan) and our Employee Stock Purchase Plan. The material terms of these plans are described in Note 17 to the Consolidated Financial Statements.

Plan category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))	Total of shares reflected in columns (a) and (c)
	(a)	(b)	(c)	(d)
Equity compensation plans approved by shareholders	10,728,672	$56.90	9,192,928	19,921,600
Equity compensation plans not requiring shareholder approval	—		—	—

Total	10,728,672	$56.90	9,192,928	19,921,900

Other information required to be disclosed by Item 12 will appear in, and is incorporated by reference from, the section entitled “Security Ownership of Certain Beneficial Owners and Management” included in our definitive proxy statement relating to our 2012 annual stockholder meeting.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

The information required by this item will appear in, and is incorporated by reference from, the section entitled “Certain Relationships and Related Transactions” and the section entitled “Corporate Governance” included in our definitive proxy statement relating to our 2012 annual stockholder meeting.

Item 14.	Principal Accounting Fees and Services.

The information required by this item will appear in, and is incorporated by reference from, the section entitled “Ratification of Appointment of Independent Registered Public Accounting Firm” included in our definitive proxy statement relating to our 2012 annual stockholder meeting.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) Documents filed as part of this Report:

(1) Index to Financial Statements:

(2) Index to Financial Statement Schedules:

Report of Independent Registered Public Accounting Firm	S-1

Schedule II—Valuation and Qualifying Accounts	S-2

(1) Exhibits:

2.1	Stock Purchase Agreement dated as of December 6, 2004, among Gambro AB, Gambro, Inc. and DaVita Inc.(9)

2.2	Amended and Restated Asset Purchase Agreement effective as of July 28, 2005, by and among DaVita Inc., Gambro Healthcare, Inc. and Renal Advantage Inc., a Delaware corporation, formerly known as RenalAmerica, Inc.(12)

2.3	Agreement and Plan of Merger by and among DaVita Inc., DVA Acquisition Company, CDSI I Holding Company, Inc. and CDSI Representative LLC, dated as of February 4, 2011.(47)

3.1	Amended and Restated Certificate of Incorporation of Total Renal Care Holdings, Inc., or TRCH, dated December 4, 1995.(1)

3.2	Certificate of Amendment of Certificate of Incorporation of TRCH, dated February 26, 1998.(2)

3.3	Certificate of Amendment of Certificate of Incorporation of DaVita Inc. (formerly Total Renal Care Holdings, Inc.), dated October 5, 2000.(4)

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of DaVita Inc., as amended dated May 30, 2007.(23)

3.5	Amended and Restated Bylaws for DaVita Inc. dated as of March 10, 2011.(25)

4.1	Indenture for the 6 5/8% Senior Notes due 2013 dated as of March 22, 2005.(3)

4.2	Indenture for the 7 1/4% Senior Subordinated Notes due 2015 dated as of March 22, 2005.(3)

4.3	First Supplemental Indenture, dated October 5, 2005, by and among DaVita Inc., the Guarantors, the persons named as Additional Guarantors and The Bank of New York Trust Company, N.A., as Trustee.(11)

4.4	First Supplemental Indenture, dated October 5, 2005, by and among DaVita Inc., the Guarantors, the persons named as Additional Guarantors and The Bank of New York Trust Company, N.A., as Trustee.(13)

4.5	Rights Agreement, dated as of November 14, 2002, between DaVita Inc. and the Bank of New York, as Rights Agent.(21)

4.6	Second Supplemental Indenture (Senior), dated February 9, 2007, by and among DaVita Inc., the Guarantors, the persons named as Additional Guarantors and The Bank of New York Trust Company, N.A., as Trustee.(22)

4.7	Second Supplemental Indenture (Senior Subordinated), dated February 9, 2007, by and among DaVita Inc., the Guarantors, the persons named as Additional Guarantors and The Bank of New York Trust Company, N.A., as Trustee.(22)

4.8	Registration Rights Agreement for the 6 5/8% Senior Notes due 2013 dated as of February 23, 2007.(26)

4.9	Third Supplemental Indenture, dated October 14, 2010, by and among DaVita Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee.(38)

4.10	Third Supplemental Indenture, dated October 14, 2010, by and among DaVita Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee.(38)

4.11	Indenture, dated October 20, 2010, by and among DaVita Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee.(39)

4.12	Indenture, dated October 20, 2010, by and among DaVita Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee.(39)

4.13	First Amendment to Rights Agreement, dated as of March 10, 2011, between DaVita Inc. and The Bank of New York Mellon Trust Company, N.A., as Rights Agent.(42)

10.1	Employment Agreement, dated as of October 19, 2009, by and between DaVita Inc. and Kim M. Rivera.(40)*

10.2	Employment Agreement, dated as of June 15, 2000, by and between DaVita Inc. and Joseph C. Mello.(6)*

10.3	Second Amendment to Mr. Mello’s Employment Agreement, effective December 12, 2008.(33)*

10.4	Employment Agreement, effective as of August 16, 2004, by and between DaVita Inc. and Tom Usilton.(7)*

10.5	Amendment to Mr. Usilton’s Employment Agreement, dated February 12, 2007.(24)*

10.6	Second Amendment to Mr. Usilton’s Employment Agreement, effective December 12, 2008.(32)*

10.7	Employment Agreement, effective as of November 18, 2004, by and between DaVita Inc. and Joseph Schohl.(14)*

10.8	Amendment to Mr. Schohl’s Employment Agreement, effective December 30, 2008.(32)*

10.9	Employment Agreement, dated as of October 31, 2005, effective October 24, 2005, by and between DaVita Inc. and Dennis Kogod.(13)*

10.10	Amendment to Mr. Kogod’s Employment Agreement, effective December 12, 2008.(32)*

10.11	Employment Agreement, effective September 22, 2005, by and between DaVita Inc. and James Hilger.(15)*

10.12	Amendment to Mr. Hilger’s Employment Agreement, effective December 12, 2008.(32)*

10.13	Employment Agreement effective February 13, 2008, by and between DaVita Inc. and Richard K. Whitney.(28)*

10.14	Amendment to Equity Award Agreement, entered into on December 11, 2009, between DaVita Inc. and Richard K. Whitney.(40)*

10.15	Amendment to Stock Appreciation Rights Agreements, effective November 2008, by and between DaVita Inc. and Richard K. Whitney.(36)*

10.16	Employment Agreement, effective July 25, 2008, between DaVita Inc. and Kent J. Thiry.(29)*

10.17	Employment Agreement, effective August 1, 2008, between DaVita Inc. and Allen Nissenson.(30)*

10.18	Employment Agreement, effective March 3, 2008, between DaVita Inc. and David Shapiro.(32)*

10.19	Amendment to Mr. Shapiro’s Employment Agreement, effective December 4, 2008.(32)*

10.20	Employment Agreement, effective March 17, 2010, by and between DaVita Inc. and Javier Rodriguez.(35)*

10.21	Employment Agreement, effective February 26, 2010, by and between DaVita Inc. and Luis Borgen.(36)*

10.22	Amendment to Mr. Borgen’s Employment Agreement, effective March 18, 2010.(36)*

10.23	Memorandum Relating to Bonus Structure for Kent J. Thiry.(36)*

10.24	Memorandum Relating to Bonus Structure for Dennis L. Kogod.(36)*

10.25	Memorandum Relating to Bonus Structure for Thomas O. Usilton, Jr.(36)*

10.26	Form of Indemnity Agreement.(20)*

10.27	Form of Indemnity Agreement.(14)*

10.28	Executive Incentive Plan (as Amended and Restated effective January 1, 2009).(34)*

10.29	Executive Retirement Plan.(32)*

10.30	Post-Retirement Deferred Compensation Arrangement.(14)*

10.31	Amendment No. 1 to Post Retirement Deferred Compensation Arrangement.(32)*

10.32	DaVita Voluntary Deferral Plan.(11)*

10.33	Deferred Bonus Plan (Prosperity Plan).(31)*

10.34	Amendment No. 1 to Deferred Bonus Plan (Prosperity Plan).(32)*

10.35	Amended and Restated Employee Stock Purchase Plan.(27)*

10.36	Severance Plan.(36)*

10.37	Change in Control Bonus Program.(32)*

10.38	First Amended and Restated Total Renal Care Holdings, Inc. 1999 Non-Executive Officer and Non-Director Equity Compensation Plan.(5)

10.39	Non-Management Director Compensation Philosophy and Plan.(28)*

10.40	Amended and Restated 2002 Equity Compensation Plan.(10)*

10.41	Amended and Restated 2002 Equity Compensation Plan.(19)*

10.42	Amended and Restated 2002 Equity Compensation Plan.(27)*

10.43	Amended and Restated 2002 Equity Compensation Plan.(32)*

10.44	DaVita Inc. 2002 Equity Compensation Plan.(37)*

10.45	Form of Non-Qualified Stock Option Agreement—Employee (DaVita Inc. 1999 Non-Executive Officer and Non-Director Equity Compensation Plan.(18)*

10.46	Form of Non-Qualified Stock Option Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(7)*

10.47	Form of Non-Qualified Stock Option Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(16)*

10.48	Form of Non-Qualified Stock Option Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(18)*

10.49	Form of Restricted Stock Units Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(7)*

10.50	Form of Restricted Stock Units Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(16)*

10.51	Form of Restricted Stock Units Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(18)*

10.52	Form of Restricted Stock Units Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(32)*

10.53	Form of Stock Appreciation Rights Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(16)*

10.54	Form of Stock Appreciation Rights Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(18)*

10.55	Form of Stock Appreciation Rights Agreement—Board (DaVita Inc. 2002 Equity Compensation Plan).(30)*

10.56	Form of Stock Appreciation Rights Agreement—Board members (DaVita Inc. 2011 Incentive Award Plan).(44)*

10.57	Form of Restricted Stock Units Agreement—Board (DaVita Inc. 2002 Equity Compensation Plan).(30)*

10.58	Form of Restricted Stock Units Agreement—Board members (DaVita Inc. 2011 Incentive Award Plan).(44)*

10.59	Form of Non-Qualified Stock Option Agreement—Board (DaVita Inc. 2002 Equity Compensation Plan).(30)*

10.60	Form of Stock Appreciation Rights Agreement—Executives (DaVita Inc. 2011 Incentive Award Plan).(44)*

10.61	Form of Restricted Stock Units Agreement—Executives (DaVita Inc. 2011 Incentive Award Plan).(44)*

10.62	Credit Agreement, dated as of October 5, 2005, among DaVita Inc., the Guarantors party thereto, the Lenders party thereto, Bank of America, N.A., Wachovia Bank, National Association, Bear Stearns Corporate Lending Inc., The Bank of New York, The Bank of Nova Scotia, The Royal Bank of Scotland plc, WestLB AG, New York Branch as Co-Documentation Agents, Credit Suisse, Cayman Islands Branch, as Syndication Agent, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, JPMorgan Securities Inc., as Sole Lead Arranger and Bookrunner and Credit Suisse, Cayman Islands Branch, as Co-Arranger.(11)

10.63	Credit Agreement, dated as of October 5, 2005, as Amended and Restated as of February 23, 2007, by and among DaVita Inc., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A.(26)

10.64	Amendment Agreement, dated February 23, 2007, by and among DaVita Inc., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A.(26)

10.65	Security Agreement, dated as of October 5, 2005, by DaVita Inc., the Guarantors party thereto and JPMorgan Chase Bank, N.A., as Collateral Agent.(11)

10.66	Credit Agreement, dated as of October 20, 2010, by and among DaVita Inc., the guarantors party thereto, the lenders party thereto, Credit Suisse AG, Barclays Bank PLC, Goldman Sachs Bank USA, Wells Fargo Bank, National Association, Credit Agricole Corporate and Investment Bank, RBC Capital Markets, Scotia Capital (USA) Inc., SunTrust Robinson Humphrey, Inc. and Union Bank, N.A., as Co-Documentation Agents, Bank of America, N.A., as Syndication Agent, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and J.P. Morgan Securities LLC, Banc of America Securities LLC, Credit Suisse Securities (USA) LLC, Barclays Capital, Goldman Sachs Bank USA and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Bookrunners.(46)**

10.67	Perfection Certificate executed as of October 20, 2010 and delivered in connection with the closing of the Credit Agreement filed as Exhibit 10.66.(46)**

10.68	Corporate Integrity Agreement between the Office of Inspector General of the Department of Health and Human Services and Gambro Healthcare, Inc. effective as of December 1, 2004.(11)

10.69	Amended and Restated Alliance and Product Supply Agreement, dated as of August 25, 2006, among Gambro Renal Products, Inc., DaVita Inc. and Gambro AB.(17)**

10.70	Letter dated March 19, 2007 from Willard W. Brittain, Jr. to Peter T. Grauer, Lead Independent Director of the Company.(22)

10.71	Dialysis Organization Agreement between DaVita Inc. and Amgen USA Inc. dated December 20, 2007.(31)**

10.72	Dialysis Organization Agreement between DaVita Inc. and Amgen USA Inc. dated December 17, 2010.(41)**

10.73	DaVita Inc. 2011 Incentive Award Plan.(43)*

10.74	Amendment No. 2 to Dialysis Organization Agreement between DaVita Inc. and Amgen USA Inc. effective as of July 1, 2011.(45)**

10.75	Sourcing and Supply Agreement between DaVita Inc. and Amgen USA Inc. effective as of January 1, 2012.✓**

12.1	Computation of Ratio of Earnings to Fixed Charges.✓

14.1	DaVita Inc. Corporate Governance Code of Ethics.(8)

21.1	List of our subsidiaries.✓

23.1	Consent of KPMG LLP, independent registered public accounting firm.✓

24.1	Powers of Attorney with respect to DaVita. (Included on Page II-1).

31.1	Certification of the Chief Executive Officer, dated February 24, 2012, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.✓

31.2	Certification of the Chief Financial Officer, dated February 24, 2012, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.✓

32.1	Certification of the Chief Executive Officer, dated February 24, 2012, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.✓

32.2	Certification of the Chief Financial Officer, dated February 24, 2012, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.✓

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

✓	Included in this filing.
*	Management contract or executive compensation plan or arrangement.
**	Portions of this exhibit are subject to a request for confidential treatment and have been redacted and filed separately with the SEC.
(1)	Filed on March 18, 1996 as an exhibit to the Company’s Transitional Report on Form 10-K for the transition period from June 1, 1995 to December 31, 1995.
(2)	Filed on March 31, 1998 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.
(3)	Filed on March 25, 2005 as an exhibit to the Company’s Current Report on Form 8-K.
(4)	Filed on March 20, 2001 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.
(5)	Filed on February 28, 2003 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.
(6)	Filed on August 15, 2001 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
(7)	Filed on November 8, 2004 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.
(8)	Filed on February 27, 2004 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
(9)	Filed on December 8, 2004 as an exhibit to the Company’s Current Report on Form 8-K.
(10)	Filed on May 4, 2005 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.
(11)	Filed on November 8, 2005 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.
(12)	Filed on October 11, 2005 as an exhibit to the Company’s Current Report on Form 8-K.
(13)	Filed on November 4, 2005 as an exhibit to the Company’s Current Report on Form 8-K.
(14)	Filed on March 3, 2005 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

(15)	Filed on August 7, 2006 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2006.
(16)	Filed on July 6, 2006 as an exhibit to the Company’s Current Report on Form 8-K.
(17)	Filed on November 3, 2006 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
(18)	Filed on October 18, 2006 as an exhibit to the Company’s Current Report on Form 8-K.
(19)	Filed on July 31, 2006 as an exhibit to the Company’s Current Report on Form 8-K.
(20)	Filed on December 20, 2006 as an exhibit to the Company’s Current Report on Form 8-K.
(21)	Filed on November 19, 2002 as an exhibit to the Company’s Current Report on Form 8-K.
(22)	Filed on May 3, 2007 as an exhibit to the Company’s Quarterly Report as Form 10-Q for the quarter ended March 31, 2007.
(23)	Filed on August 6, 2007 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.
(24)	Filed on February 16, 2007 as an exhibit to the Company’s Current Report on Form 8-K.
(25)	Filed on March 17, 2011 as an exhibit to the Company’s Current Report on Form 8-K/A.
(26)	Filed on February 28, 2007 as an exhibit to the Company’s Current Report on Form 8-K.
(27)	Filed on June 4, 2007 as an exhibit to the Company’s Current Report on Form 8-K.
(28)	Filed on May 8, 2008 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.
(29)	Filed on July 31, 2008 as an exhibit to the Company’s Current Report on Form 8-K.
(30)	Filed on November 6, 2008 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.
(31)	Filed on February 29, 2008 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
(32)	Filed on February 27, 2009 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008
(33)	Filed on May 7, 2009 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.
(34)	Filed on June 18, 2009 as an exhibit to the Company’s Current Report on Form 8-K.
(35)	Filed on April 14, 2010 as an exhibit to the Company’s Current Report on Form 8-K.
(36)	Filed on May 3, 2010 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.
(37)	Filed on April 28, 2010 as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A.
(38)	Filed on October 19, 2010 as an exhibit to the Company’s Current Report on Form 8-K.
(39)	Filed on October 21, 2010 as an exhibit to the Company’s Current Report on Form 8-K.
(40)	Filed on February 25, 2010 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
(41)	Filed on December 29, 2011 as an exhibit to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2010.
(42)	Filed on May 6, 2011 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.
(43)	Filed on April 27, 2011 as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A.
(44)	Filed on August 4, 2011 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.
(45)	Filed on December 29, 2011 as an exhibit to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2011.
(46)	Filed on January 17, 2012 as an exhibit to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2011.
(47)	Filed on February 10, 2011 as an exhibit to the Company’s Current Report on Form 8-K.

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

Based upon our evaluation under the COSO framework, we have concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

The Company’s independent registered public accounting firm, KPMG LLP, has issued an attestation report on the Company’s internal control over financial reporting, which report is included in this Annual Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

DaVita Inc.:

We have audited the accompanying consolidated balance sheets of DaVita Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DaVita Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), DaVita Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Seattle, Washington

February 24, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

DaVita Inc.:

We have audited DaVita Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). DaVita Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, DaVita Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of DaVita Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 24, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Seattle, Washington

February 24, 2012

DAVITA INC.

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data)

	Year ended December 31,
	2011	2010	2009
Net operating revenues	$6,982,214	$6,438,050	$6,100,648
Operating expenses and charges:
Patient care costs	4,680,772	4,467,107	4,242,147
General and administrative	691,243	579,000	531,531
Depreciation and amortization	266,628	233,730	228,396
Provision for uncollectible accounts	197,565	170,652	161,388
Equity investment income	(8,776)	(8,999)	(2,442)
Goodwill impairment charge	24,000	—	—

Total operating expenses and charges	5,851,432	5,441,490	5,161,020

Operating income	1,130,782	996,560	939,628
Debt expense	(241,090)	(181,607)	(185,755)
Debt refinancing and redemption charges	—	(74,382)	—
Other income	2,982	3,419	3,706

Income from continuing operations before income taxes	892,674	743,990	757,579
Income tax expense	315,744	260,052	278,213

Income from continuing operations	576,930	483,938	479,366
Discontinued operations:
Income from operations of discontinued operations, net of tax	1,221	281	393
Loss on disposal of discontinued operations, net of tax	(4,756)	—	—

Net income	573,395	484,219	479,759
Less: Net income attributable to noncontrolling interests	(95,394)	(78,536)	(57,075)

Net income attributable to DaVita Inc.	$478,001	$405,683	$422,684

Earnings per share:
Basic income from continuing operations per share attributable to DaVita Inc.	$5.09	$3.99	$4.07

Basic net income per share attributable to DaVita Inc.	$5.05	$4.00	$4.08

Diluted income from continuing operations per share attributable to DaVita Inc.	$4.99	$3.93	$4.05

Diluted net income per share attributable to DaVita Inc.	$4.96	$3.94	$4.06

Weighted average shares for earnings per share:
Basic	94,658,027	101,504,373	103,603,885

Diluted	96,532,110	103,059,171	104,167,685

Amounts attributable to DaVita Inc.:
Income from continuing operations	$481,755	$405,402	$422,291
Discontinued operations	(3,754)	281	393

Net income	$478,001	$405,683	$422,684

See notes to consolidated financial statements.

DAVITA INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	December 31,
	2011	2010
ASSETS
Cash and cash equivalents	$393,752	$860,117
Short-term investments	17,399	23,003
Accounts receivable, less allowance of $250,343 and $235,629	1,195,163	1,048,976
Inventories	75,731	76,008
Other receivables	269,832	304,366
Other current assets	49,349	43,994
Income tax receivable	—	40,330
Deferred income taxes	280,382	226,060

Total current assets	2,281,608	2,622,854
Property and equipment, net	1,432,651	1,170,808
Amortizable intangibles, net	159,491	162,635
Equity investments	27,325	25,918
Long-term investments	9,890	8,848
Other long-term assets	34,231	32,054
Goodwill	4,946,976	4,091,307

	$8,892,172	$8,114,424

LIABILITIES AND EQUITY
Accounts payable	$289,653	$181,033
Other liabilities	325,734	342,943
Accrued compensation and benefits	412,972	325,477
Current portion of long-term debt	87,345	74,892
Income taxes payable	37,412	—

Total current liabilities	1,153,116	924,345
Long-term debt	4,417,624	4,233,850
Other long-term liabilities	132,006	89,290
Alliance and product supply agreement, net	19,987	25,317
Deferred income taxes	423,098	421,436

Total liabilities	6,145,831	5,694,238
Commitments and contingencies
Noncontrolling interests subject to put provisions	478,216	383,052
Equity:
Preferred stock ($0.001 par value, 5,000,000 shares authorized; none issued)
Common stock ($0.001 par value, 450,000,000 shares authorized; 134,862,283 shares issued; 93,641,363 and 96,001,535 shares outstanding)	135	135
Additional paid-in capital	596,300	620,546
Retained earnings	3,195,818	2,717,817
Treasury stock, at cost (41,220,920 and 38,860,748 shares)	(1,631,694)	(1,360,579)
Accumulated other comprehensive (loss) income	(19,484)	503

Total DaVita Inc. shareholders’ equity	2,141,075	1,978,422
Noncontrolling interests not subject to put provisions	127,050	58,712

Total equity	2,268,125	2,037,134

	$8,892,172	$8,114,424

See notes to consolidated financial statements.

DAVITA INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(dollars in thousands)

	Year ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$573,395	$484,219	$479,759
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	267,315	234,378	228,986
Stock-based compensation expense	48,718	45,551	44,422
Tax benefits from stock award exercises	38,199	26,706	18,241
Excess tax benefits from stock award exercises	(20,834)	(6,283)	(6,950)
Deferred income taxes	53,438	75,399	50,869
Equity investment income, net	354	(3,298)	(204)
Loss on disposal of assets and other non-cash charges	20,329	9,585	20,945
Goodwill impairment charge	24,000	—	—
Debt refinancing and redemption charges	—	74,382	—
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivable	(88,848)	55,379	(32,313)
Inventories	10,270	(3,892)	15,115
Other receivables and other current assets	53,697	(44,719)	(35,104)
Other long-term assets	2,039	901	7,288
Accounts payable	84,400	4,228	(104,879)
Accrued compensation and benefits	77,074	39,588	(9,138)
Other current liabilities	(51,979)	(111,444)	(43,543)
Income taxes	77,418	(45,737)	44,578
Other long-term liabilities	11,061	4,740	(11,362)

Net cash provided by operating activities	1,180,046	839,683	666,710

Cash flows from investing activities:
Additions of property and equipment, net	(400,156)	(273,602)	(274,605)
Acquisitions	(1,077,442)	(188,502)	(87,617)
Proceeds from asset sales	75,183	22,727	7,697
Purchase of investments available-for-sale	(5,971)	(1,125)	(2,062)
Purchase of investments held-to-maturity	(37,628)	(56,615)	(22,664)
Proceeds from the sale of investments available-for-sale	1,149	900	16,693
Proceeds from maturities of investments held-to-maturity	47,695	59,932	16,380
Purchase of equity investments and other assets	(2,398)	(709)	(2,429)
Distributions received on equity investments	340	361	2,547

Net cash used in investing activities	(1,399,228)	(436,633)	(346,060)

Cash flows from financing activities:
Borrowings	36,395,105	24,809,258	18,767,592
Payments on long-term debt	(36,249,584)	(24,134,502)	(18,828,824)
Interest rate cap premiums and other deferred financing costs	(17,861)	—	—
Debt refinancing costs including tender and call premiums	—	(113,810)	(42)
Purchase of treasury stock	(323,348)	(618,496)	(153,495)
Distributions to noncontrolling interests	(100,653)	(83,591)	(67,748)
Stock award exercises and other share issuances, net	11,316	53,760	67,908
Excess tax benefits from stock award exercises	20,834	6,283	6,950
Contributions from noncontrolling interests	21,010	9,510	13,071
Proceeds from sales of additional noncontrolling interests	9,687	3,410	9,375
Purchases from noncontrolling interests	(13,689)	(14,214)	(6,859)

Net cash used in financing activities	(247,183)	(82,392)	(192,072)

Net (decrease) increase in cash and cash equivalents	(466,365)	320,658	128,578
Cash and cash equivalents at beginning of year	860,117	539,459	410,881

Cash and cash equivalents at end of year	$393,752	$860,117	$539,459

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

DAVITA INC.

CONSOLIDATED STATEMENTS OF EQUITY

AND

COMPREHENSIVE INCOME—(Continued)

(dollars and shares in thousands)

	Non-controlling interests subject to put provisions	DaVita Inc. Shareholders’ Equity								Non-controlling interests not subject to put provisions	Comprehensive income
		Common stock		Additional paid-in capital	Retained earnings	Treasury stock		Accumulated other comprehensive income (loss)	Total
		Shares	Amount			Shares	Amount
Excess tax benefits from stock awards exercised				6,283					6,283
Distributions to noncontrolling interests	(54,612)									(28,979)
Contributions from noncontrolling interests	5,439									4,071
Sales and assumptions of additional noncontrolling interests	4,059			(298)					(298)	2,308
Purchases from noncontrolling interests	(4,949)			(5,537)					(5,537)	(3,728)
Impact on fair value due to change in methodology	(24,571)			24,571					24,571
Changes in fair value of noncontrolling interests	73,372			(73,372)					(73,372)
Other adjustments				(46)					(46)
Purchase of treasury stock						(8,919)	(618,496)		(618,496)

Balance at December 31, 2010	$383,052	134,862	$135	$620,546	$2,717,817	(38,861)	$(1,360,579)	$503	$1,978,422	$58,712
Comprehensive income:
Net income	59,135				478,001				478,001	36,259	$573,395
Unrealized losses on interest rate swap and cap agreements, net of tax								(29,049)	(29,049)		(29,049)
Less reclassification of net swap and cap agreements realized losses into net income, net of tax								9,721	9,721		9,721
Unrealized losses on investments, net of tax								(602)	(602)		(602)
Less reclassification of net investment realized gains into net income, net of tax								(57)	(57)		(57)

Total comprehensive income											$553,408

Stock purchase shares issued				4,268		175	6,554		10,822
Stock unit shares issued				(2,866)		78	2,866		—
Stock options and SSARs exercised				(37,370)		1,182	42,813		5,443
Stock-based compensation expense				48,718					48,718
Excess tax benefits from stock awards exercised				20,834					20,834
Distributions to noncontrolling interests	(61,343)									(39,310)
Contributions from noncontrolling interests	12,547									8,463
Sales and assumptions of additional noncontrolling interests	49,343			(1,299)					(1,299)	55,566
Purchases from noncontrolling interests	(2,103)			(9,486)					(9,486)	(2,100)
Changes in fair value of noncontrolling interests	63,762			(63,762)					(63,762)
Expired put provision	(26,177)			16,717					16,717	9,460
Purchase of treasury stock						(3,795)	(323,348)		(323,348)

Balance at December 31, 2011	$478,216	134,862	$135	$596,300	$3,195,818	(41,221)	$(1,631,694)	$(19,484)	$2,141,075	$127,050

See notes to consolidated financial statements.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

1.	Organization and summary of significant accounting policies

Organization

DaVita Inc. principally operates kidney dialysis centers and provides related lab services primarily in outpatient dialysis centers and in contracted hospitals mainly across the United States. The Company also operates other ancillary services and strategic initiatives, which include the Company’s international operations that relate primarily to its core business of providing kidney dialysis services. As of December 31, 2011, the Company operated or provided administrative services through a network of 1,809 outpatient dialysis centers located in the United States throughout 43 states and the District of Columbia, serving approximately 142,000 patients. In addition, as of December 31, 2011, the Company operated or provided administrative services to 11 outpatient dialysis centers located in three countries outside of the United States. The Company’s U.S. dialysis and related lab services business qualifies as a separately reportable segment and all other ancillary services and strategic initiatives, including the Company’s international operations, have been combined and disclosed in the other segments category.

Basis of presentation

These consolidated financial statements are prepared in accordance with United States generally accepted accounting principles. The financial statements include DaVita and its subsidiaries, partnerships and other entities in which it maintains a 100% or majority voting interest, another controlling financial interest, or of which it is the primary beneficiary (collectively, the Company). All significant intercompany transactions and balances have been eliminated. Non-marketable equity investments are recorded under the equity or cost method of accounting based upon whether the Company has significant influence over the investee. The Company has evaluated subsequent events through the date these consolidated financial statements were issued, and have included all necessary disclosures. For the Company’s international subsidiaries, local currencies are their functional currencies. A translation adjustment results from the process of translating the Company’s international subsidiaries’ financial statements which are reflected at their functional currencies into the Company’s reporting currency (USD). The translation adjustment as of and for the year ended December 31, 2011 was immaterial.

Use of estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of revenues, expenses, assets, liabilities, contingencies and temporary equity. Although actual results in subsequent periods will differ from these estimates, such estimates are developed based on the best information available to management and management’s best judgments at the time made. All significant assumptions and estimates underlying the amounts reported in the financial statements and accompanying notes are regularly reviewed and updated when necessary. Changes in estimates are reflected in the financial statements based upon on-going actual experience trends, or subsequent settlements and realizations depending on the nature and predictability of the estimates and contingencies. Interim changes in estimates related to annual operating costs are applied prospectively within annual periods.

The most significant assumptions and estimates underlying these financial statements and accompanying notes involve revenue recognition and accounts receivable, impairments of long-lived assets and valuation adjustments, accounting for income taxes, quarterly and annual variable compensation accruals, purchase accounting valuation estimates, fair value estimates and stock-based compensation. Specific estimating risks and contingencies are further addressed within these notes to the consolidated financial statements.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except per share data)

Net operating revenues and accounts receivable

Revenues associated with Medicare and Medicaid programs are recognized based on: (a) the payment rates that are established by statute or regulation for the portion of the payment rates paid by the government payor (e.g., 80% for Medicare patients) and (b) for the portion not paid by the primary government payor, estimates of the amounts ultimately collectible from other government programs paying secondary coverage (e.g., Medicaid secondary coverage), the patient’s commercial health plan secondary coverage, or the patient. Effective January 1, 2011, the Company’s reimbursements from Medicare are now subject to certain variations under Medicare’s new single bundled payment rate system, whereby reimbursements can be adjusted for certain patient characteristics and other factors. The Company’s revenue recognition will depend upon its ability to effectively capture, document and bill for Medicare’s base payment rate as well as these other variable factors. In addition, as a result of the potential range of variations that can occur in the Company’s reimbursements from Medicare under the new single bundled payment rate system, the Company’s revenue recognition is now subject to a greater degree of estimating risk.

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

Commercial revenue recognition also involves significant estimating risks. With many larger, commercial insurers the Company has several different contracts and payment arrangements, and these contracts often include only a subset of the Company’s centers. It is often not possible to determine which contract, if any, should be applied prior to billing. In addition, for services provided by non-contracted centers, final collection may require specific negotiation of a payment amount, typically at a significant discount from the Company’s usual and customary rates.

Effective January 1, 2011, services covered by Medicare are now subject to a greater degree of estimating risk under Medicare’s new single bundled payment rate system, whereby reimbursements from Medicare can vary significantly depending upon certain patient characteristics and other variable factors. Prior to January 1, 2011, services covered by Medicare as well as Medicaid were less subject to estimating risks since both Medicare and Medicaid rates used a prospective payment method established in advance with definitive terms. Even with the new bundled payment rate system, Medicare payments for bad debt claims are still subject to individual center profitability, as established by cost reports, and require evidence of collection efforts. As a result, billing and collection of Medicare bad debt claims can be delayed significantly, and final payment is subject to audit.

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

Management and administrative support services are provided to outpatient dialysis centers and physician practices and certain other clinics that the Company does not own or in which the Company owns a minority equity investment interest. The management fees are principally determined as a percentage of the managed operations’ revenues or cash collections and in some cases an additional component based upon a percentage of operating income. Management fees are included in net operating revenues when earned, and represent less than 1% of total consolidated operating revenues.

Other income

Other income includes interest income on cash investments and other non-operating gains from investment transactions.

Cash and cash equivalents

Cash equivalents are short-term highly liquid investments with maturities of three months or less at date of purchase.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist principally of pharmaceuticals and dialysis-related supplies. Rebates related to inventory purchases are recorded when earned and are based on certain qualification requirements based upon a variety of factors including future pricing levels by the manufacturer and data submission.

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

Investments

Based upon the Company’s intentions and strategy involving investments in debt and equity securities, the Company classifies certain debt securities as held-to-maturity and measures them at amortized cost. Based upon

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except per share data)

the Company’s other strategies involving investments, the Company classifies equity securities that have readily determinable fair values and certain other debt securities as available for sale and measures them at fair value. Unrealized gains or losses from available for sale investments are recorded in other comprehensive income until realized.

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

Goodwill

Goodwill represents the difference between the fair value of acquired businesses and the fair value of the identifiable tangible and intangible net assets acquired. Goodwill is not amortized, but is assessed for valuation impairment as circumstances warrant and at least annually. An impairment charge would be recorded to the extent the carrying amount of goodwill exceeds its implied fair value. The Company operates several reporting units for goodwill impairment assessments. See Note 10 to the consolidated financial statements for further details.

Impairment of long-lived assets

Long-lived assets, including property and equipment, equity investments in non-consolidated businesses, and amortizable intangible assets with finite useful lives, are reviewed for possible impairment at least annually and whenever significant events or changes in circumstances indicate that an impairment may have occurred, including changes in the Company’s business strategy and plans, changes in the quality or structure of its relationships with its partners and deteriorating operating performance of individual outpatient dialysis centers or other operations. An impairment is indicated when the sum of the expected future undiscounted net cash flows identifiable to an asset or asset group is less than its carrying amount. Impairment losses are measured based upon the difference between the actual or estimated fair values, which are based on market values, net realizable values or projections of discounted net cash flows, as appropriate, compared to the carrying amount of the asset. Impairment charges are included in operating expenses.

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

Noncontrolling interests

Noncontrolling interests represent the third-party’s minority equity ownership interests in consolidated entities which are majority-owned by the Company. As of December 31, 2011, third parties held noncontrolling ownership interests in 196 consolidated entities.

Stock-based compensation

The Company’s stock-based compensation awards are measured at their estimated fair value on the date of grant. Stock-based compensation expense recognized in a period represents the straight-line amortization during that period of the estimated grant date fair value of current and prior stock-based awards over their vesting terms, adjusted for expected forfeitures.

Interest rate swap and cap agreements

The Company has entered into several interest rate swap agreements as a means of hedging its exposure to and volatility from variable-based interest rate changes as part of its overall risk management strategy. These agreements are designated as cash flow hedges and are not held for trading or speculative purposes. The swap agreements have the economic effect of converting the LIBOR variable component of the Company’s interest rate to fixed rates. In addition, in January 2011, the Company entered into several interest rate cap agreements that have the economic effect of capping the Company’s maximum exposure to LIBOR variable interest rate changes on specific portions of the Company’s other variable-based rate debt. See Note 13 to the consolidated financial statements for further details.

Fair value estimates

The Company currently measures the fair value of certain assets, liabilities and noncontrolling interests subject to put provisions (temporary equity) based upon certain valuation techniques that include observable or unobservable market inputs and assumptions that market participants would use in pricing these assets, liabilities and temporary equity. The Company also has classified its assets, liabilities and temporary equity into the appropriate fair value hierarchy levels as defined by the Financial Accounting Standards Board (FASB). See Note 23 to the consolidated financial statements for further details.

New accounting standards

On January 1, 2012, the Company adopted FASB’s Accounting Standard Update (ASU) No. 2011-08, Intangibles – Goodwill and Other. This standard amends the current two-step goodwill impairment test required

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except per share data)

under the existing accounting guidance. This amendment allows entities the option to first assess certain qualitative factors to ascertain whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount to determine if the two-step impairment test is necessary. If an entity concludes that certain events or circumstances prove that it is more likely than not that the fair value of a reporting unit is less than its carrying amount then an entity is required to proceed to step one of the two-step goodwill impairment test. This standard is effective during interim and annual periods beginning after December 15, 2011. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

On January 1, 2012, the Company adopted FASB’s ASU No. 2011-07, Health Care Entities-Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts. This standard amends the current presentation and disclosure requirements for Health Care Entities that recognize significant amounts of patient service revenue at the time the services are rendered without assessing the patient’s ability to pay. This standard requires health care entities to reclassify the provision for bad debts from an operating expense to a deduction from patient service revenues. In addition, this standard requires more disclosure on the policies for recognizing revenue, assessing bad debts, as well as quantitative and qualitative information regarding changes in the allowance for doubtful accounts. This standard is applied retrospectively to all prior periods presented and is effective during interim and annual periods beginning after December 15, 2011. The adoption of this standard will require the Company to change the presentation in its financial statements.

On January 1, 2012, the Company adopted FASB’s ASU No. 2011-05, Comprehensive Income – Presentation of Comprehensive Income. This standard amends the current presentation requirements for comprehensive income by eliminating the presentation of the components of other comprehensive income within the statement of equity. This standard allows two options on how to present the various components of comprehensive income. These options are either to report the components of comprehensive income separately on the income statement or to present total other comprehensive income and the components of other comprehensive income in a separate statement. This standard does not change the items that must be reported in other comprehensive income or when an item must be reclassified into net income. This standard is applied retrospectively and is effective for fiscal years and interim periods within those years beginning after December 15, 2011. Early adoption is permitted. The adoption of this standard will require the Company to change the presentation in its financial statements.

On January 1, 2012, the Company adopted FASB’s ASU No. 2011-04, Fair Value Measurement. This standard amends the current fair value measurement and disclosure requirements to improve comparability between U.S. GAAP and International Financial Reporting Standards (IFRS). The intent of this standard is to update the disclosures that describe several of the requirements in U.S. GAAP for measuring fair value and to enhance disclosures about fair value measurements which will improve consistency between U.S. GAAP and IFRS. This standard does not change the application of the requirements on fair value measurements and disclosures. This standard is applied prospectively and is effective during interim and annual periods beginning after December 15, 2011. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except per share data)

The reconciliations of the numerators and denominators used to calculate basic and diluted net income per share are as follows:

	Year ended December 31,
	2011	2010	2009
	(shares in thousands)
Basic:
Income from continuing operations attributable to DaVita Inc.	$481,755	$405,402	$422,291
Decrease (increase) in noncontrolling interest redemption rights in excess of fair value	335	(68)	(267)

Income from continuing operations for basic earnings per share calculation	$482,090	$405,334	$422,024
Discontinued operations attributable to DaVita Inc.	(3,754)	281	393

Net income attributable to DaVita Inc. for basic earnings per share calculation	$478,336	$405,615	$422,417

Weighted average shares outstanding during the period	94,655	101,497	103,595
Vested stock units	3	7	9

Weighted average shares for basic earnings per share calculation	94,658	101,504	103,604

Basic income from continuing operations per share attributable to DaVita Inc.	$5.09	$3.99	$4.07

Basic net income per share attributable to DaVita Inc.	$5.05	$4.00	$4.08

Diluted:
Income from continuing operations attributable to DaVita Inc.	$481,755	$405,402	$422,291
Decrease (increase) in noncontrolling interest redemption rights in excess of fair value	335	(68)	(267)

Income from continuing operations for diluted earnings per share calculation	$482,090	$405,334	$422,024
Discontinued operations attributable to DaVita Inc.	(3,754)	281	393

Net income attributable to DaVita Inc. for diluted earnings per share calculation	$478,336	$405,615	$422,417

Weighted average shares outstanding during the period	94,655	101,497	103,595
Vested stock units	3	7	9
Assumed incremental shares from stock plans	1,874	1,555	564

Weighted average shares for diluted earnings per share calculation	96,532	103,059	104,168

Diluted income from continuing operations per share attributable to DaVita Inc.	$4.99	$3.93	$4.05

Diluted net income per share attributable to DaVita Inc.	$4.96	$3.94	$4.06

Anti-dilutive stock-settled awards excluded from calculation (1)	2,388	1,452	9,912

(1)	Shares associated with stock-settled stock appreciation rights and stock options that are excluded from the diluted denominator calculation because they are anti-dilutive under the treasury stock method.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except per share data)

3.	Accounts receivable

Approximately 16% and 15% of the accounts receivable balances as of December 31, 2011 and 2010, respectively, were more than six months old, and there were no significant balances over one year old. Approximately 2% of the Company’s accounts receivable as of December 31, 2011 and 2010, related to amounts due from patients. Accounts receivable are principally from Medicare and Medicaid programs and commercial insurance plans.

4.	Other receivables

Other receivables were comprised of the following:

	December 31,
	2011	2010
Supplier rebates and other non-trade receivables	$195,426	$238,156
Medicare bad debt claims	57,232	46,250
Operating advances under management and administrative services agreements	17,174	19,960

	$269,832	$304,366

Operating advances under management and administrative services agreements are generally unsecured.

5.	Other current assets

Other current assets consist principally of prepaid expenses and operating deposits.

6.	Property and equipment

Property and equipment were comprised of the following:

	December 31,
	2011	2010
Land	$23,004	$23,182
Buildings	34,173	33,937
Leasehold improvements	1,266,499	1,106,935
Equipment and information systems	1,269,343	1,107,778
New center and capital asset projects in progress	144,124	38,721

	2,737,143	2,310,553
Less accumulated depreciation and amortization	(1,304,492)	(1,139,745)

	$1,432,651	$1,170,808

Depreciation and amortization expense on property and equipment was $249,060, $218,666 and $213,657 for 2011, 2010 and 2009, respectively.

Interest on debt incurred during the development of new centers and other capital asset projects is capitalized as a component of the asset cost based on the respective in-process capital asset balances. Interest capitalized was $4,887, $2,621 and $3,627 for 2011, 2010 and 2009, respectively.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except per share data)

7.	Amortizable intangibles

Amortizable intangible assets were comprised of the following:

	December 31,
	2011	2010
Noncompetition and other agreements	$335,012	$309,405
Lease agreements	8,081	8,466
Deferred debt financing costs	66,011	61,405

	409,104	379,276
Less accumulated amortization	(249,613)	(216,641)

Total amortizable intangible assets	$159,491	$162,635

Amortizable intangible liabilities were comprised of the following:

	December 31,
	2011	2010
Alliance and product supply agreement commitment (See Note 22)	$68,200	$68,200
Less accumulated amortization	(48,213)	(42,883)

	$19,987	$25,317

Net amortization expense from noncompetition and other agreements and the amortizable intangible liabilities was $17,568, $15,064 and $14,739 for 2011, 2010 and 2009, respectively. Lease agreements which are amortized to rent expense were $361 in 2011, $480 in 2010 and $565 in 2009, respectively. Deferred debt issuance costs are amortized to debt expense as described in Note 13 to the consolidated financial statements.

Scheduled amortization charges from intangible assets and liabilities as of December 31, 2011 were as follows:

	Noncompetition and other agreements	Deferred debt financing costs	Alliance and Product Supply Agreement liability
2012	24,453	10,552	(5,330)
2013	21,928	10,260	(5,330)
2014	19,724	9,747	(5,330)
2015	15,761	8,514	(3,997)
2016	6,669	5,017	—
Thereafter	17,520	9,346	—

8.	Equity investments

Equity investments in non-consolidated businesses were $27,325 and $25,918 at December 31, 2011 and 2010, respectively. During 2011, 2010 and 2009, the Company recognized income of $8,776, $8,999 and $2,442, respectively, relating to equity investments in non-consolidated businesses under the equity method of accounting.

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

The Company’s investments consist of the following:

	December 31, 2011			December 31, 2010
	Held to maturity	Available for sale	Total	Held to maturity	Available for sale	Total
Certificates of deposit, money market funds and U.S. treasury notes due within one year	$11,754	$—	$11,754	$21,803	$—	$21,803
Investments in mutual funds and NxStage common stock	—	15,535	15,535	—	10,048	10,048

	$11,754	$15,535	$27,289	$21,803	$10,048	$31,851

Short-term investments	$11,754	$5,645	$17,399	$21,803	$1,200	$23,003
Long-term investments	—	9,890	9,890	—	8,848	8,848

	$11,754	$15,535	$27,289	$21,803	$10,048	$31,851

The cost of the certificates of deposit and money market funds at December 31, 2011 and in addition, U.S. treasury notes at December 31, 2010, approximate fair value. As of December 31, 2011 and 2010, the available for sale investments included $(255) and $824, respectively, of gross pre-tax unrealized (loss) gains. During 2011 and 2010 the Company recorded gross pre-tax unrealized (loss) gains of $(986) and $1,007, respectively, in other comprehensive income associated with changes in the fair value of these investments. During 2011, the Company sold investments in mutual funds for net proceeds of $1,149, and recognized a pre-tax gain of $93, or $57 after tax, that was previously recorded in other comprehensive income. During 2010, the Company sold investments in mutual funds for net proceeds of $900, and recognized a pre-tax loss of $22, or $13 after tax, that was previously recorded in other comprehensive income.

In addition, the available for sale securities, as of December 31, 2011, include the fair value of NxStage Medical Inc. (NxStage) common stock totaling $4,445, which is based upon quoted prices as reported by NASDAQ. Under the terms of the NxStage First National Service Provider Agreement effective July 22, 2010, the Company may, in lieu of a cash rebate, vest in warrants to purchase NxStage common stock based on achieving certain System One home patient growth targets by June 30, 2011, 2012 and 2013. The warrants are exercisable for up to a cumulative total of 5,500,000 shares of common stock over three years at an initial exercise price of $14.22 per share. As of June 30, 2011, the Company earned warrants to purchase 250,000 shares of NxStage common stock and in October 2011, the Company exercised its right and purchased these shares for a total of $3,555. In February 2012, the Company sold all 250,000 shares for approximately $5,200.

The investments in mutual funds classified as available for sale are held within a trust to fund existing obligations associated with several of the Company’s non-qualified deferred compensation plans.

As of December 31, 2011 and 2010, there were investments totaling $7,224 and $18,537, respectively, classified as held to maturity that were used to maintain certain capital requirements of the special needs plans of

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except per share data)

VillageHealth, which is a wholly-owned subsidiary of the Company. As of December 31, 2009, the Company discontinued the VillageHealth special needs plans and is in process of paying out all incurred claims. During the fourth quarter of 2011, the Company received a total of $11,313 from various state regulatory agencies for the release of certain investments that were previously held to maintain certain capital requirements.

10.	Goodwill

Changes in the book value of goodwill were as follows:

	Year ended December 31,
	2011	2010
Balance at January 1	$4,091,307	$3,951,196
Acquisitions	889,506	152,252
Divestitures	(9,837)	(12,128)
Impairment charge	(24,000)	—
Other adjustments	—	(13)

Balance at December 31	$4,946,976	$4,091,307

As of December 31, 2011, there was $4,865,864 and $81,112 of goodwill associated with the dialysis and related lab services business and the ancillary services and strategic initiatives, respectively.

As of December 31, 2010, there was $4,022,365 and $68,942 of goodwill associated with the dialysis and related lab services business and the ancillary services and strategic initiatives, respectively.

In the second quarter of 2011, the Company determined that circumstances indicated it was more likely than not that the fair value of one of its ancillary businesses, HCP, which provides infusion therapy services, was less than its carrying amount. The primary factor informing the Company’s conclusion was the recent decline in the operating performance of HCP caused mainly by rapid expansion. This led management to revise its view of HCP’s organizational growth capability and scale back significantly its plans for HCP’s future growth initiatives and to update HCP’s forecasts and current operating budgets accordingly. These revisions reflected the current and expected future cash flows that the Company believed market participants would use in determining the fair value or the HCP business. As a result, in the second quarter of 2011, the Company estimated that the carrying amount of goodwill related to HCP exceeded its implied fair value by $24,000, resulting in a pre-tax goodwill impairment charge of that amount. As of December 31, 2011, after giving effect to this impairment charge, the Company has approximately $32,000 of HCP goodwill remaining. During the fourth quarter of 2011, the Company finalized its calculation of this impairment charge, which did not change the goodwill impairment charge previously recorded.

11.	Other liabilities

Other accrued liabilities were comprised of the following:

	December 31,
	2011	2010
Payor refunds and retractions	$193,966	$216,655
Insurance and self-insurance accruals	69,962	65,950
Accrued interest	17,469	22,905
Accrued non-income tax liabilities	15,174	9,995
Other	29,163	27,438

	$325,734	$342,943

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except per share data)

12.	Income taxes

A reconciliation of the beginning and ending liability for unrecognized tax benefits that do not meet the more-likely-than-not threshold were as follows:

	Year ended December 31,
	2011	2010
Balance beginning	$8,138	$30,693
Additions for tax positions related to current year	2,052	1,515
Additions for tax positions related to prior years	786	69
Reductions for tax positions related to prior years	(2,033)	(24,139)

Balance ending	$8,943	$8,138

As of December 31, 2011, unrecognized tax benefits totaling $8,943 would affect the Company’s effective tax rate, if recognized.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in its income tax expense. At December 31, 2011 and 2010, the Company had approximately $3,420 and $3,177, respectively, accrued for interest and penalties related to unrecognized tax benefits, net of federal tax benefits.

The Company and its subsidiaries file U.S. federal income tax returns and various state returns. The Company is no longer subject to U.S. federal, state and local examinations by tax authorities for years before 2006.

Income tax expense consisted of the following:

	Year ended December 31,
	2011	2010	2009
Current:
Federal	$217,885	$153,502	$193,181
State	44,403	31,338	34,415
Deferred:
Federal	46,779	67,901	44,376
State	6,659	7,498	6,493

	$315,726	$260,239	$278,465

The allocation of income tax expense was as follows:

	Year ended December 31,
	2011	2010	2009
Continuing operations	$315,744	$260,052	$278,213
Discontinued operations	675	187	252
Loss on discontinued operations	(693)	—	—

	$315,726	$260,239	$278,465

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except per share data)

Deferred tax assets and liabilities arising from temporary differences were as follows:

	December 31,
	2011	2010
Receivables	$125,159	$110,332
Alliance and product supply agreement	7,775	9,849
Accrued liabilities	163,770	127,073
Net operating loss carryforwards	118,745	11,272
Other	64,120	49,096

Deferred tax assets	479,569	307,622
Valuation allowance	(15,642)	(10,998)

Net deferred tax assets	463,927	296,624

Intangible assets	(439,203)	(377,456)
Property and equipment	(164,404)	(110,472)
Other	(3,036)	(4,072)

Deferred tax liabilities	(606,643)	(492,000)

Net deferred tax liabilities	$(142,716)	$(195,376)

At December 31, 2011, the Company had federal net operating loss carryforwards of approximately $288,604 that expire through 2031, and state net operating loss carryforwards of $390,774 that expire through 2031. The increase in federal and state net operating loss carryforwards is a result of the acquisition of DSI Renal, Inc. The utilization of a portion of these losses may be limited in future years based on the profitability of certain entities. The valuation allowance increase of $4,644 is primarily due to changes in the estimated tax benefit and utilization of federal and state operating losses.

The reconciliation between the Company’s effective tax rate from continuing operations and the U.S. federal income tax rate is as follows:

	Year ended December 31,
	2011	2010	2009
Federal income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	4.1	3.9	3.7
Changes in deferred tax valuation allowances	(0.3)	(0.1)	0.2
Other	0.8	0.2	0.8
Impact of noncontrolling interests primarily attributable to non-tax paying entities	(4.2)	(4.0)	(3.0)

Effective tax rate	35.4%	35.0%	36.7%

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except per share data)

13.	Long-term debt

Long-term debt was comprised of the following:

	December 31,
	2011	2010
Senior Secured Credit Facilities:
Term Loan A	$950,000	$1,000,000
Term Loan A-2	199,500	—
Term Loan B	1,732,500	1,750,000
Senior notes	1,550,000	1,550,000
Acquisition obligations and other notes payable	37,447	9,049
Capital lease obligations	43,364	8,074

Total principal debt outstanding	4,512,811	4,317,123
Discount on long-term debt	(7,842)	(8,381)

	4,504,969	4,308,742
Less current portion	(87,345)	(74,892)

	$4,417,624	$4,233,850

Scheduled maturities of long-term debt at December 31, 2011 were as follows:

2012	87,345
2013	125,106
2014	176,910
2015	676,293
2016	1,858,567
Thereafter	1,588,590

Senior Secured Credit Facility

On August 26, 2011, the Company entered into an Increase Joinder Agreement under its existing Senior Secured Credit Agreement, as described below. Pursuant to the Increase Joinder Agreement, the Company increased the revolving credit facility by $100,000, to a total of $350,000, and entered into an additional $200,000 Term Loan A-2. The new Term Loan A-2 required a principal payment of $500 on December 31, 2011, and thereafter requires annual principal payments of $2,000 with a balance of $191,500 due in 2016, and bears interest at LIBOR (floor of 1.00%) plus an interest rate margin of 3.50% subject to a rating based step-down to 3.25%.

On October 20, 2010, the Company entered into a $3,000,000 Senior Secured Credit Agreement (the Credit Agreement), consisting of a five year $250,000 revolving line of credit, a five year $1,000,000 Term Loan A and a six year $1,750,000 Term Loan B. The Company also has the right to request an increase to the borrowing capacity to a total aggregate principal amount of not more than $4,000,000 subject to bank participation. The revolving line of credit and the Term Loan A bore interest at LIBOR plus an interest rate margin of 2.75% until June 30, 2011, when the interest rate margin was reduced to 2.50%. The interest rate margin is still subject to adjustment depending upon the Company’s leverage ratio and can range from 2.25% to 2.75%. The Term Loan A requires annual principal payments of $50,000 in 2011, $50,000 in 2012, $100,000 in 2013, and $150,000 in

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except per share data)

2014, with the balance of $650,000 due in 2015. The Term Loan B bears interest at LIBOR (floor of 1.50%) plus 3.00% subject to a ratings based step-down to 2.75%. The Term Loan B requires annual principal payments of $17,500 in each year from 2011 through 2015 with the balance of $1,662,500 due in 2016. The borrowings under the Credit Agreement are guaranteed by substantially all of the Company’s direct and indirect wholly-owned domestic subsidiaries and are secured by substantially all of the Company’s and its guarantors’ assets. The Credit Agreement contains customary affirmative and negative covenants such as various restrictions on investments, acquisitions, the payment of dividends, redemptions and acquisitions of capital stock, capital expenditures and other indebtedness, as well as limitations on the amount of tangible net assets in non-guarantor subsidiaries. However, many of these restrictions will not apply as long as the Company’s leverage ratio is below 3.50:1.00. In addition, the Credit Agreement requires compliance with financial covenants including an interest coverage ratio and a leverage ratio that determines the interest rate margins as described above.

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

The Company received total proceeds of $4,300,000 from these transactions, $2,750,000 from the borrowings on Term Loan A and Term Loan B and an additional $1,550,000 from the issuance of the New Senior Notes. The Company used a portion of the proceeds to pay-off the outstanding principal balances of its existing Senior Secured Credit Facilities plus accrued interest totaling $1,795,363 and to purchase pursuant to a cash tender offer $557,644 of the outstanding principal balances of the Company’s $700,000 6   5/8% senior notes due 2013 and $730,827 of the outstanding balances of the Company’s $850,000 7   1/4% senior subordinated notes due 2015, (the Existing Notes), plus accrued interest totaling $1,297,215. The total amount paid for the Existing Notes was $1,019.06 per $1,000 principal amount of the 6 5/8% senior notes and $1,038.75 per $1,000 principal amount of the 7  1/4% senior subordinated notes. This resulted in the Company paying a cash tender premium of $38,933 in order to extinguish this portion of the Existing Notes. On November 19, 2010, the Company redeemed the remaining outstanding balance of the existing 6   5/8% senior notes of $142,356 at 101.656% per $1,000 and the remaining outstanding balance of the existing 7   1/4% senior subordinated notes of $119,173 at 103.625% per $1,000 plus accrued interest totaling $264,742. In addition, the Company paid a call premium totaling $6,677. The Company also paid an additional $74,431 in fees, discounts and other expenses. As a result of the above transactions, the Company received approximately $823,000 in excess cash which it has been using for general purposes and other opportunities, including share repurchases, acquisitions and other growth investments.

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

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except per share data)

Term Loans

Term Loan A, Term Loan A-2 and Term Loan B total outstanding borrowings can consist of various individual tranches that can range in maturity from one month to twelve months (currently all tranches are one month in duration). Each tranche for the Term Loan A bears interest at a LIBOR rate determined by the duration of such tranche plus an interest rate margin, currently 2.50%. The LIBOR variable component of the interest rate for each tranche is reset as such tranche matures and a new tranche is established. At December 31, 2011, the overall weighted average interest rate for the Term Loan A was determined based upon the LIBOR interest rates in effect for all of the individual tranches plus the interest rate margin. In January 2011, the Company entered into several interest rate swap agreements that had the economic effect of fixing all of the Term Loan A LIBOR variable component of the Company’s interest rate, as described below. At December 31, 2011, the Term Loan A-2 bears interest at LIBOR (floor of 1.00%) plus an interest rate margin of 3.50% subject to a ratings based step-down to 3.25%. At December 31, 2011, the Term Loan B bears interest at LIBOR (floor of 1.50%) plus a margin of 3.00% subject to a ratings based step-down to 2.75%. The Company is subject to these LIBOR-based floors until such time as the LIBOR-based component of the interest rate exceeds 1.00% on the Term Loan A-2 and 1.50% on the Term Loan B. At such time, the Company will then be subject to LIBOR-based interest rate volatility on the LIBOR variable component of its interest rate and the overall weighted average interest rate for the Term Loan A-2 and Term Loan B will then be determined based upon the LIBOR interest rates in effect for all individual tranches plus the interest rate margin. In January 2011, the Company entered into several interest rate cap agreements that have the economic effect of capping the LIBOR variable component of the Company’s interest rate at a maximum of 4.00% on $1,250,000 of outstanding principal debt on the Term Loan B, as described below. The remaining $483,000 outstanding principal balance of the Term Loan B is subject to LIBOR-based interest rate volatility above a floor of 1.50%.

During 2011 and 2010, the Company made mandatory principal payments totaling $50,000 and $65,625, respectively, on the current and previous outstanding Term Loan A. During 2011, the Company made principal payments totaling $500 on the Term Loan A-2 and made principal payments totaling $17,500 on the Term Loan B. During 2010, the Company did not make, nor was the Company required to make, any principal payments on the previous outstanding Term Loan B.

Revolving Lines of Credit

The Company has an undrawn revolving line under the Senior Secured Credit Facilities totaling $350,000, of which approximately $52,297 was committed for outstanding letters of credit.

Senior and Senior Subordinated Notes

The Company’s senior notes, as of December 31, 2011 and 2010, consisted of $775,000 of 6 3/8 senior notes due 2018 and $775,000 of 6 5/8 senior notes due 2020, as discussed above.

Interest rate swaps and caps

In January 2011, the Company entered into several interest rate swap agreements as a means of hedging its exposure to and volatility from variable-based interest rate changes as part of its overall risk management strategy. These agreements are not held for trading or speculative purposes and have the economic effect of converting the LIBOR variable component of the Company’s interest rate to a fixed rate. These swap agreements are designated as cash flow hedges, and as a result, hedge-effective gains or losses resulting from changes in the fair values of these swaps are reported in other comprehensive income until such time as each specific swap tranche is realized, at which time the amounts are reclassified into net income. Net amounts paid or received for each specific swap tranche that have settled have been reflected as adjustments to debt expense. In addition, in January 2011, the Company entered into several interest rate cap agreements that have the economic effect of capping the Company’s maximum exposure to LIBOR variable interest rate changes on specific portions of the

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except per share data)

Company’s Term Loan B debt, as described below. These cap agreements are also designated as cash flow hedges and as a result changes in the fair values of these cap agreements are reported in other comprehensive income. The amortization of the original cap premium is recognized as a component of debt expense on a straight line basis over the term on the cap agreements. The swap and cap agreements do not contain credit-risk contingent features.

As of December 31, 2011, the Company maintained a total of nine interest rate swap agreements with amortizing notional amounts totaling $950,000. These agreements had the economic effect of modifying the LIBOR variable component of the Company’s interest rate on an equivalent amount of the Company’s Term Loan A to fixed rates ranging from 1.59% to 1.64%, resulting in an overall weighted average effective interest rate of 4.11%, including the Term Loan A margin of 2.50%. The swap agreements expire by September 30, 2014 and require monthly interest payments. The Company estimates that approximately $10,900 of existing unrealized pre-tax losses in other comprehensive income at December 31, 2011 will be reclassified into income over the next twelve months.

As of December 31, 2011, the Company maintained five interest rate cap agreements with notional amounts totaling $1,250,000. These agreements have the economic effect of capping the LIBOR variable component of the Company’s interest rate at a maximum of 4.00% on an equivalent amount of the Company’s Term Loan B debt. The cap agreements expire on September 30, 2014.

During 2010, the Company had several interest rate swap agreements outstanding that had the economic effect of modifying the LIBOR variable component of the Company’s interest rate on an equivalent amount of the Company’s debt to fixed rates ranging from 4.05% to 4.70%, resulting in an overall weighted average effective interest rate of 5.84% on the hedged portion of the Company’s Senior Secured Credit Facilities, including the margin of 1.50%. These agreements did not contain credit-risk contingent features and had expired as of September 30, 2010.

The following table summarizes the Company’s derivative instruments as of December 31, 2011 and 2010:

	Interest rate swap and cap agreements (liabilities and assets)
	December 31, 2011		December 31, 2010
Derivatives designated as hedging instruments	Balance sheet location	Fair value	Balance sheet location	Fair value
Interest rate swap agreements	Other long- term liabilities	$23,145	Other long- term liabilities	$—

Interest rate cap agreements	Other long- term assets	$1,381	Other long- term assets	$—

The following table summarizes the effects of the Company’s interest rate swap and cap agreements for the years ended December 31, 2011, 2010 and 2009:

	Amount of gains (losses) recognized in OCI on interest rate swap and cap agreements			Location of (losses) gains reclassified from accumulated OCI into income	Amount of gains (losses) reclassified from accumulated OCI into income
Derivatives designated as cash flow hedges	Years ended December 31,				Years ended December 31,
	2011	2010	2009		2011	2010	2009
Interest rate swap agreements	$(35,767)	$(217)	$(4,220)	Debt expense	$(12,622)	$(9,093)	$(17,253)
Interest rate cap agreements	(11,777)	—	—	Debt expense	(3,289)	—	—
Tax benefit	18,495	83	1,642		6,190	3,536	6,711

Total	$(29,049)	$(134)	$(2,578)		$(9,721)	$(5,557)	$(10,542)

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except per share data)

The Company’s overall weighted average effective interest rate in 2011 was 5.28% and as of December 31, 2011 was 5.27%.

Debt expense

Debt expense consisted of interest expense of $230,953, $172,265 and $176,100, including the amortization and accretion of debt discounts and premiums and the amortization of deferred financing costs of $10,137, $9,342 and $9,655 for 2011, 2010 and 2009, respectively. The interest expense amounts are net of capitalized interest.

14.	Leases

The majority of the Company’s facilities are leased under non-cancelable operating leases, ranging in terms from five to 15 years, which contain renewal options of five to ten years at the fair rental value at the time of renewal. The Company leases are generally subject to periodic consumer price index increases or contain fixed escalation clauses. The Company also leases certain facilities and equipment under capital leases.

Future minimum lease payments under non-cancelable operating leases and capital leases are as follows:

	Operating leases	Capital leases
2012	258,336	4,620
2013	232,569	4,656
2014	211,544	4,510
2015	193,874	4,260
2016	176,063	4,239
Thereafter	635,608	42,335

	$1,707,994	64,620

Less portion representing interest		(21,256)

Total capital lease obligations, including current portion		$43,364

Rent expense under all operating leases for 2011, 2010, and 2009 was $296,051, $266,849 and $248,154, respectively. Rent expense is recorded on a straight-line basis, over the term of the lease, for leases that contain fixed escalation clauses or include abatement provisions. Leasehold improvement incentives are deferred and amortized to rent expense over the term of the lease. The net book value of property and equipment under capital leases was $41,514 and $7,579 at December 31, 2011 and 2010, respectively. Capital lease obligations are included in long-term debt. See Note 13 to the consolidated financial statements.

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

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except per share data)

The Company also maintains a voluntary compensation deferral plan, the DaVita Voluntary Deferral Plan. This plan is non-qualified and permits certain employees whose annualized base salary equals or exceeds a minimum annual threshold amount as set by the Company to elect to defer all or a portion of their annual bonus payment and up to 50% of their base salary into a deferral account maintained by the Company. Total contributions to this plan in 2011, 2010 and 2009 were $2,416, $1,125 and $2,062, respectively. Deferred amounts are generally paid out in cash at the participant’s election either in the first or second year following retirement or in a specified future period at least three to four years after the deferral election was effective. During 2011, 2010 and 2009 the Company distributed $955, $701 and $601, respectively, to participants. Participants are credited with their proportional amount of annual earnings from the plan. The assets of this plan are held in a “rabbi trust” and as such are subject to the claims of the Company’s general creditors in the event of its bankruptcy. As of December 31, 2011 and 2010, the total fair value of assets held in trust were $9,796 and $8,547, respectively.

As part of the acquisition of DVA Renal Healthcare on October 5, 2005, the Company acquired an Executive Retirement Plan for certain members of management. This plan is non-qualified and contributions to the plan were made at the discretion of DVA Renal Healthcare based upon a pre-determined percentage of a participant’s base salary. Effective November 2005, all contributions to this plan were discontinued and the balance of the plan assets will be paid out upon termination of each individual participant. During 2011, 2010 and 2009, the Company distributed $194, $198 and $241, respectively, to participants. As of December 31, 2011 and 2010, the total fair value of assets held in trust was $1,294 and $1,501, respectively.

The fair value of all of the assets held in plan trusts as of December 31, 2011, and 2010 totaled $11,090 and $10,048, respectively. These assets are available for sale and as such are recorded at fair market value with changes in the fair market values being recorded in other comprehensive income. Any fair market value changes to the corresponding liability balance will be recorded as compensation expense. See Note 9 to the consolidated financial statements.

Most of the Company’s outstanding employee stock plan awards include a provision accelerating the vesting of the award in the event of a change of control. The Company also maintains a change of control protection program for its employees who do not have a significant number of stock awards, which has been in place since 2001, and which provides for cash bonuses to employees in the event of a change of control. Based on the market price of the Company’s common stock and shares outstanding on December 31, 2011, these cash bonuses would total approximately $277,000 if a control transaction occurred at that price and the Company’s Board of Directors did not modify the program. This amount has not been accrued at December 31, 2011, and would only be accrued upon a change of control. These change of control provisions may affect the price an acquirer would be willing to pay for the Company.

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

Vainer Private Civil Suit: In December 2008, the Company received a subpoena for documents from the OIG relating to the pharmaceutical products Zemplar, Hectorol, Venofer, Ferrlecit and EPO, as well as other related matters. The subpoena covers the period from January 2003 to December 2008. The Company was in contact with the U.S. Attorney’s Office for the Northern District of Georgia and the U.S. Department of Justice in Washington, DC, since November 2008 relating to this matter, and was advised that this was a civil inquiry. On June 17, 2009, the Company learned that the allegations underlying this inquiry were made as part of a civil complaint filed by individuals and brought pursuant to the qui tam provisions of the federal False Claims Act. On April 1, 2011, the United States District Court for the Northern District of Georgia ordered the case to be unsealed. At that time, the Department of Justice and U.S. Attorney’s Office filed a notice of declination stating that the United States would not be intervening and not pursuing the relators’ allegation in litigation. On July 25, 2011, the relators, Daniel Barbir and Dr. Alon Vainer, filed their amended complaint in the United States District

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except per share data)

Court for the Northern District of Georgia, purportedly on behalf of the federal government. The allegations in the complaint relate to the Company’s drug administration practices for Vitamin D and iron agents for a period from 2003 through 2010. The complaint seeks monetary damages and civil penalties as well as costs and expenses. The Company is vigorously defending this matter and intends to continue to do so. The Company can make no assurances as to the time or resources that will be needed to devote to this litigation or its final outcome.

2010 U.S. Attorney Physician Relationship Investigation: In May 2010, the Company received a subpoena from the OIG’s office in Dallas, Texas. The subpoena covers the period from January 1, 2005 to May 2010, and seeks production of a wide range of documents relating to the Company’s operations, including documents related to, among other things, financial relationships with physicians and joint ventures. The general subject matter of the inquiry appears to overlap with the 2005 U.S. Attorney Investigation described above. The Company met with representatives of the government to discuss the scope of the subpoena and the production of responsive documents. The Company has been advised that this is a civil investigation. The Company is cooperating with the inquiry and is producing the requested records. The Company can make no assurances as to the time or resources that will be needed to devote to this litigation or its final outcome.

2011 U.S. Attorney Physician Relationship Investigation: In August 2011, the Company announced it had learned that the U.S. Attorney’s Office for the District of Colorado would be looking into certain activities of the Company in connection with information being provided to a grand jury. The Company announced further that it understood that this investigation was at a very preliminary stage, and while its precise scope was unclear, it appeared to overlap, at least in part, with the 2005 U.S. Attorney Investigation and 2010 U.S. Attorney Physician Relationship Investigation described above. Subsequent to the Company’s announcement of this 2011 U.S. Attorney Physician Relationship Investigation, it received a subpoena for documents which substantially overlaps with the subpoena in the 2010 U.S. Attorney Physician Relationship Investigation described above and covers the period from January 2006 to September 2011. The Company is cooperating with the government and is producing the requested records. Certain current and former members of the Board and executives received subpoenas in November 2011 and thereafter to testify before the grand jury, and other Company representatives may also receive subpoenas for testimony related to this matter. The Company can make no assurances as to the time or resources that will be needed to devote to this litigation or its final outcome.

2011 U.S. Attorney Medicaid Investigation: In October 2011, the Company announced that it would be receiving a request for documents, which could include an administrative subpoena from the Office of Inspector General for the U.S. Department of Health and Human Services. Subsequent to the Company’s announcement of this 2011 U.S. Attorney Medicaid Investigation, the Company received a request for documents in connection with the inquiry by the United States Attorney’s Office for the Eastern District of New York. The request relates to payments for infusion drugs covered by Medicaid composite payments for dialysis. The Company believes this inquiry is civil in nature. The Company does not know the time period or scope. The Company understands that certain other providers that operate dialysis clinics in New York may be receiving or have received a similar request for documents. The Company intends to cooperate with the government to provide responsive documents.

Except for the private civil complaints filed by the relators as described above, to the Company’s knowledge, no proceedings have been initiated against the Company at this time in connection with any of the inquiries by the federal government. Although the Company cannot predict whether or when proceedings might be initiated or when these matters may be resolved, it is not unusual for inquiries such as these to continue for a considerable period of time through the various phases of document and witness requests and on-going discussions with regulators. Responding to the subpoenas or inquiries and defending the Company in the relator

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except per share data)

proceedings will continue to require management’s attention and significant legal expense. Any negative findings in the inquiries or relator proceedings could result in substantial financial penalties or awards against the Company, exclusion from future participation in the Medicare and Medicaid programs and, to the extent criminal proceedings may be initiated against the Company, possible criminal penalties. At this time, the Company cannot predict the ultimate outcome of these inquiries, or the potential outcome of the relators claims, or the potential range of damages, if any.

Other

The Company has received several notices of claims from commercial payors and other third parties related to historical billing practices and claims against DVA Renal Healthcare (formerly known as Gambro Healthcare), a subsidiary of the Company, related to historical Gambro Healthcare billing practices and other matters covered by its 2004 settlement agreement with the Department of Justice and certain agencies of the U.S. government. The Company has received no further indication that any of these claims are active, and some of them may be barred by applicable statutes of limitations. To the extent any of these claims might proceed, the Company intends to defend against them vigorously; however, the Company may not be successful and these claims may lead to litigation and any such litigation may be resolved unfavorably. At this time, the Company cannot predict the ultimate outcome of this matter or the potential range of damages, if any.

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

Stock-based compensation plans

On June 6, 2011, the Company’s stockholders approved the DaVita Inc. 2011 Incentive Award Plan (the 2011 Plan), which constituted an amendment and restatement of the DaVita Inc. 2002 Equity Compensation Plan (the 2002 Plan, and jointly the Plan).

The 2011 Plan is the Company’s omnibus equity compensation plan and provides for grants of stock-based awards to employees, directors and other individuals providing services to the Company, except that incentive stock options may only be awarded to employees. The 2011 Plan authorizes the Company to provide equity-based compensation in the form of stock options, stock appreciation rights, restricted stock units, restricted stock, and certain other performance-based awards, and is designed to enable the Company to grant equity and cash awards that qualify as performance-based compensation under Section 162(m) of the Internal Revenue Code. The 2011 Plan does not increase the number of shares authorized under the 2002 Plan, continues to mandate a maximum award term of five years, and continues to stipulate that stock appreciation rights and stock options be granted with prices not less than the fair market value on the date of grant. The 2011 Plan also continues to require that full share awards such as restricted stock units reduce shares available under the Plan at a rate of 3.0:1. The Company’s nonqualified stock appreciation rights and stock units awarded under the Plan generally vest over 48 to 60 months from the date of grant. At December 31, 2011, there were 10,205,564 stock-settled stock appreciation rights, 10,000 cash-settled stock appreciation rights, 513,108 stock units outstanding under the Plan, and 8,405,431 shares available for future grants under the Plan.

On June 7, 2010, the Company’s stockholders had previously approved an amendment and restatement of the 2002 Plan to increase the number of shares reserved to the Plan by 10,000,000 shares.

In connection with this 2010 amendment, the Board of Directors has committed to the Company’s stockholders that over the three-year period commencing on April 1, 2010 it will not grant a number of shares subject to stock awards under the Plan, including stock options, stock appreciation rights, restricted stock units or other stock awards, at an average annual rate greater than 4.02% of the number of shares of the Company’s common stock that management believes will be outstanding over such three-year period. This 4.02% rate is the average of the 2009 and 2010 three-year average median grant rate plus one standard deviation as published by RiskMetrics Group for the Russell 3000 companies in the GICS 3510 industry segment. Awards that are settled in cash, awards that are granted pursuant to stockholder approved exchange programs, awards sold under the Company’s employee stock purchase plan and awards assumed or substituted in business combination transactions will be excluded from the Company’s grant rate calculation. For purposes of calculating the number

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except per share data)

of shares granted, any “full-value” awards (i.e., restricted stock, restricted stock unit, performance share or any other award that does not have an exercise price per share at least equal to the per share fair market value of the Company’s common stock on the grant date) will count as equivalent to 3.0 shares. The Company will publicly report its compliance with this three-year average annual grant rate commitment, and the data necessary to independently confirm it, in a public filing shortly after March 31, 2013.

Predecessor plans. Various prior stock-based compensation plans were terminated upon original shareholder approval of the 2002 Plan in 2002 and the 1999 Non-Executive Officer and Non-Director Equity Compensation Plan expired in 2009, both except with respect to option awards then outstanding. Stock options granted under these terminated plans were generally issued with exercise prices equal to the market price of the stock on the date of grant, vested over four years from the date of grant, and bore maximum award terms of five to 10 years. There were no stock awards remaining outstanding under these terminated plans as of December 31, 2011.

A combined summary of the status of awards under the Company’s stock-based compensation plans, including base shares for stock-settled stock appreciation rights and shares subject to stock option and stock unit awards, is as follows:

	Year ended December 31, 2011
	Stock appreciation rights and stock options			Stock units
	Awards	Weighted average exercise price	Weighted average remaining contractual life	Awards	Weighted average remaining contractual life
Outstanding at beginning of year	11,013,487	$51.94		501,564
Granted	2,707,500	82.17		150,246
Exercised	(3,032,329)	51.46		(78,106)
Cancelled	(483,094)	59.59		(60,596)

Outstanding at end of period	10,205,564	$59.74	2.6	513,108	1.5

Awards exercisable at end of period	4,348,803	$50.62	1.7	3,446	0.6

Weighted-average fair value of awards granted during 2011	$21.93			$85.28

Weighted-average fair value of awards granted during 2010	$15.87			$62.85

Weighted-average fair value of awards granted during 2009	$12.08			$54.31

Range of exercise prices	Awards outstanding	Weighted average exercise price	Awards exercisable	Weighted average exercise price
$ 0.00–$ 0.01	513,108	$—	3,446	$—
$40.01–$50.00	3,856,250	45.69	2,254,496	45.54
$50.01–$60.00	1,868,878	52.43	1,453,292	52.47
$60.01–$70.00	1,993,936	64.40	621,015	64.04
$70.01–$80.00	397,500	74.20	20,000	72.52
$80.01–$90.00	2,089,000	85.01	—	—

Total	10,718,672	$56.88	4,352,249	$50.58

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except per share data)

The Company also granted 10,000 cash-settled stock appreciation rights in 2011 at a base price of $79.57. These liability-classified awards remain outstanding but unvested at December 31, 2011, have no intrinsic value at that date, and have contributed $0 to total stock-based compensation for 2011.

For the years ended December 31, 2011, 2010, and 2009, the aggregate intrinsic value of stock awards exercised was $98,235, $67,935 and $46,896, respectively. At December 31, 2011, the aggregate intrinsic value of stock awards outstanding was $222,347 and the aggregate intrinsic value of stock awards exercisable was $109,791.

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

A summary of the weighted average valuation inputs described above used for estimating the grant-date fair value of stock options and stock-settled stock appreciation rights granted in the periods indicated is as follows:

	Year ended December 31,
	2011	2010	2009
Expected term	4.2 years	3.5 years	3.5 years
Expected volatility	30%	30%	32%
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	1.6%	1.7%	1.8%

The Company estimates expected forfeitures based upon historical experience with separate groups of employees that have exhibited similar forfeiture behavior in the past. Stock-based compensation expense is recorded only for awards that are expected to vest.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except per share data)

Employee stock purchase plan

The Employee Stock Purchase Plan entitles qualifying employees to purchase up to $25 of the Company’s common stock during each calendar year. The amounts used to purchase stock are accumulated through payroll withholdings or through optional lump sum payments made in advance of the first day of the purchase right period. This compensatory plan allows employees to purchase stock for the lesser of 100% of the fair market value on the first day of the purchase right period or 85% of the fair market value on the last day of the purchase right period. Purchase right periods begin on January 1 and July 1, and end on December 31. Payroll withholdings and lump-sum payments related to the plan, included in accrued compensation and benefits and used to purchase the Company’s common stock for 2011, 2010 and 2009 participation periods, were $5,889, $4,933, and $4,280, respectively. Shares purchased pursuant to the plan’s 2011, 2010 and 2009 participation periods were 91,353, 83,865, and 86,213, respectively. At December 31, 2011, there were 787,497 shares remaining available for future grants under this plan.

The fair value of employees’ purchase rights was estimated as of the beginning dates of the purchase right periods using the Black-Scholes-Merton valuation model with the following weighted average assumptions for purchase right periods in 2011, 2010 and 2009, respectively: expected volatility of 22%, 22% and 34%; risk-free interest rate of 0.5%, 0.3% and 0.2%, and no dividends. Using these assumptions, the weighted average estimated fair value of these purchase rights was $17.20, $13.80 and $13.90 for 2011, 2010 and 2009, respectively.

Stock-based compensation expense and proceeds

For the years ended December 31, 2011, 2010 and 2009, the Company recognized $48,718, $45,551 and $44,422, respectively, in stock-based compensation expense for stock settled-stock appreciation rights, stock options, stock units and discounted employee stock plan purchases, which is primarily included in general and administrative expenses. The estimated tax benefits recorded for this stock-based compensation in 2011, 2010 and 2009 were $18,424, $17,273 and $16,810, respectively. As of December 31, 2011, there was $91,305 of total estimated unrecognized compensation cost related to nonvested stock-settled compensation arrangements under the Company’s equity compensation and stock purchase plans. The Company expects to recognize this cost over a weighted average remaining period of 1.4 years.

During the years ended December 31, 2011, 2010 and 2009, the Company received $5,443, $48,686 and $63,653 in cash proceeds from stock option exercises and $38,199, $26,706 and $18,241 in total actual tax benefits upon the exercise of stock awards, respectively.

Stock repurchases

During 2011 and 2010, the Company repurchased a total of 3,794,686 and 8,918,760 shares of its common stock for $323,348 and $618,496, or an average price of $85.21 and $69.35 per share, respectively, pursuant to previously announced authorizations by the Board of Directors. On November 3, 2010, the Company’s Board of Directors authorized an additional $800,000 of share repurchases of its common stock. As a result of these transactions, the total outstanding authorization for share repurchases as of December 31, 2011 was approximately $358,200. The Company has not repurchased any additional shares of its common stock from January 1, 2012 through February 24, 2012. This stock repurchase program has no expiration date.

Shareholder rights plan

The Company’s Board of Directors approved a shareholder rights plan on November 14, 2002. This plan provided a mechanism whereby the Board of Directors could take certain actions to dilute the ownership stake of a person or group which acquired, or announced a tender offer for, 15% or more of DaVita Inc.’s outstanding common stock.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except per share data)

On March 10, 2011, the Company and The Bank of New York Mellon Trust Company, N.A., as rights agent, entered into an amendment to this plan. This amendment accelerated the expiration of the rights issued under the plan from the close of business on November 14, 2012 to the close of business on March 10, 2011. Accordingly, as of the close of business on March 10, 2011, the rights issued under this plan expired and are no longer outstanding.

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

Changes in DaVita Inc.’s ownership interest in consolidated subsidiaries

The effects of changes in DaVita Inc.’s ownership interest on the Company’s equity are as follows:

	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
Net income attributable to DaVita Inc.	$478,001	$405,683	$422,684

Decrease in paid-in capital for sales of noncontrolling interest in several joint ventures	(1,299)	(298)	(529)
Decrease in paid-in capital for the purchase of a noncontrolling interest in several joint ventures	(9,486)	(5,537)	(3,721)

Net transfer to noncontrolling interests	(10,785)	(5,835)	(4,250)

Change from net income attributable to DaVita Inc. and transfers to noncontrolling interests	$467,216	$399,848	$418,434

In addition in 2011, 2010 and 2009, the Company also acquired additional ownership interests in several existing majority-owned joint ventures for $13,689, $14,214 and $6,859, respectively.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except per share data)

18.	Other comprehensive income

Charges and credits to other comprehensive income have been as follows:

	2009
	Before tax amount	Tax (expense) benefit	Net-of-tax amount
Unrealized losses on interest rate swaps	$(4,220)	$1,642	$(2,578)
Less reclassification of net swap realized losses into net income	17,253	(6,711)	10,542

Net swap activity	13,033	(5,069)	7,964

Unrealized gains on investments	1,614	(628)	986
Less reclassification of net investment realized gains into net income	(261)	102	(159)

Net investment activity	1,353	(526)	827

Total	$14,386	$(5,595)	$8,791

	2010
	Before tax amount	Tax (expense) benefit	Net-of-tax amount
Unrealized losses on interest rate swaps	$(217)	$83	$(134)
Less reclassification of net swap realized losses into net income	9,093	(3,536)	5,557

Net swap activity	8,876	(3,453)	5,423

Unrealized gains on investments	1,007	(392)	615
Less reclassification of net investment realized losses into net income	22	(9)	13

Net investment activity	1,029	(401)	628

Total	$9,905	$(3,854)	$6,051

	2011
	Before tax amount	Tax (expense) benefit	Net-of-tax amount
Unrealized losses on interest rate swap and cap agreements	$(47,544)	$18,495	$(29,049)
Less reclassification of net swap and cap agreements realized losses into net income	15,911	(6,190)	9,721

Net swap and cap agreements activity	(31,633)	12,305	(19,328)

Unrealized losses on investments	(986)	384	(602)
Less reclassification of net investment realized gains into net income	(93)	36	(57)

Net investment activity	(1,079)	420	(659)

Total	$(32,712)	$12,725	$(19,987)

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except per share data)

Changes in accumulated other comprehensive income (loss) has been as follows:

	Interest rate swap and cap agreements	Investment securities	Accumulated other comprehensive income
Balance December 31, 2009	$(5,423)	$(125)	$(5,548)
Net activity	5,423	628	6,051

Balance December 31, 2010	$—	$503	$503
Net activity	(19,328)	(659)	(19,987)

Balance December 31, 2011	$(19,328)	$(156)	$(19,484)

19.	Acquisitions

During 2011, 2010, and 2009, the Company acquired total dialysis and other businesses as follows:

	Year ended December 31,
	2011	2010	2009
Cash paid, net of cash acquired	$1,077,442	$188,502	$87,617
Deferred purchase price and other acquisition obligations	19,010	449	338

Aggregate purchase cost	$1,096,452	$188,951	$87,955

Number of chronic dialysis centers acquired	178	41	19

The assets and liabilities for all acquisitions were recorded at their estimated fair values at the dates of the acquisitions and are included in the Company’s financial statements and operating results from the effective dates of the acquisitions.

Acquisition of DSI Renal Inc.

On September 2, 2011, the Company completed its acquisition of all of the outstanding common stock of CDSI I Holding Company, Inc., the parent company of dialysis provider DSI Renal Inc. (DSI), pursuant to an agreement and plan of merger for approximately $723,012 in net cash, plus the assumption of certain liabilities totaling approximately $6,541, subject to certain post-closing adjustments. DSI had 113 outpatient dialysis centers that provide services to approximately 8,000 patients in 23 states. The Company also incurred approximately $21,700 in transaction and integration costs during 2011 associated with this acquisition that are included in general and administrative expenses in the consolidated statements of income.

The initial purchase price allocation for the DSI acquisition is recorded at estimated fair values based upon the best information available to management and will be finalized when certain information arranged to be obtained has been received. In particular, certain income tax amounts are pending issuance of the final tax returns.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except per share data)

The following table summarizes the assets acquired and liabilities assumed in the transaction and recognized at the acquisition date at their estimated fair values, as well as the estimated fair value of the noncontrolling interests in DSI at that date:

Current assets	$164,227
Property and equipment	67,080
Amortizable intangible and other long-term assets	6,523
Goodwill	500,662
Long-term deferred income taxes	79,420
Current liabilities assumed	(54,046)
Other long-term liabilities	(11,213)
Noncontrolling interests	(23,100)

$729,553

Amortizable intangible assets acquired in this acquisition had weighted average estimated useful lives of nine years.

Of the goodwill recognized in this acquisition, approximately $262,000 is expected to be deductible for tax purposes over the next 15 years.

The noncontrolling interests acquired as part of the acquisition are stated at fair value based upon a third-party appraisal that was informed by implied multiples used in conjunction with the acquisition of the DSI group, as well as the Company’s overall experience and contractual multiples typical for such arrangements.

The operating results of DSI are included in the Company’s consolidated financial statements effective September 1, 2011.

Other acquisitions

During 2011, the Company acquired other dialysis related and other ancillary businesses consisting of 57 dialysis centers in the U.S., eight dialysis centers outside of the U.S. and one vascular access center for a total of $354,430 in net cash and deferred purchase price of $12,469. During 2010 and 2009, the Company acquired other dialysis businesses consisting of 41 centers and 19 centers for a total of $188,951 and $87,955, respectively, in cash and deferred purchase price obligations. The assets and liabilities for all acquisitions were recorded at their estimated fair market values at the dates of the acquisitions and are included in the Company’s financial statements and operating results from the effective dates of the acquisitions.

The following table summarizes the assets acquired and liabilities assumed in these transactions and recognized at their acquisition dates at estimated fair values, as well as the estimated fair value of the noncontrolling interests assumed in these transactions:

	Year ended December 31,
	2011	2010	2009
Tangible assets, principally leasehold improvements and equipment	$32,649	$21,257	$11,140
Amortizable intangible assets	19,804	18,300	6,703
Goodwill	388,844	152,252	78,199
Noncontrolling interests assumed	(70,821)	(1,171)	(7,567)
Liabilities assumed	(3,577)	(1,687)	(520)

Aggregate purchase cost	$366,899	$188,951	$87,955

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except per share data)

Amortizable intangible assets acquired during 2011, 2010 and 2009 had weighted-average estimated useful lives of nine, nine and seven years, respectively. In 2011, 2010 and 2009, $352,674, $152,252 and $78,199 of goodwill was associated with the dialysis and related lab services business. In addition, in 2011 $36,170 of goodwill was associated with the other ancillary services and strategic initiatives. The total amount of goodwill deductible for tax purposes associated with these acquisitions for 2011, 2010, and 2009 was approximately $298,000, $154,000 and $72,000, respectively.

Discontinued operations

Pursuant to a consent order issued by the Federal Trade Commission on September 2, 2011, the Company agreed to divest a total of 30 outpatient dialysis centers and several home-based dialysis programs in order to complete the acquisition of DSI. In conjunction with the consent order, on September 30, 2011, the Company completed the sale of 28 outpatient dialysis centers to Dialysis Newco, Inc. (Dialysis Newco), a portfolio company of Frazier Healthcare VI, L.P. and New Enterprise Associates 13, Limited Partnership pursuant to an asset purchase agreement dated August 26, 2011. Effective October 31, 2011, the Company also completed the sale of two additional outpatient dialysis centers to Dialysis Newco that were previously pending state regulatory approval. The Company anticipates receiving total net cash consideration of approximately $82,000 for all of the outpatient dialysis centers that were divested. As part of this transaction, Dialysis Newco assumed specific liabilities related to the centers it acquired. All other liabilities were retained by the Company. The Company recorded a loss of approximately $4,756, net of tax, during the year ended December 31, 2011 related to the divestiture of its historical DaVita centers.

The operating results of the historical DaVita divested centers are reflected as discontinued operations for all periods presented. In addition, the operating results of the DSI divested centers are reflected as discontinued operations in the consolidated financial statements beginning September 1, 2011.

The results from discontinued operations related to the dialysis and related lab services segment were as follows:

	Year ended December 31,
	2011	2010	2009
Net operating revenues	$16,648	$9,341	$8,152

Income before income taxes	1,896	468	645
Income tax expense	675	187	252

Income from discontinued operations	$1,221	$281	$393

Net assets of discontinued operations related to the dialysis and related lab services segment as of September 30, 2011, were as follows:

Current assets	$71,384
Property and equipment, net	5,183
Goodwill	7,999
Liabilities and noncontrolling interests	(836)

Net assets from discontinued operations	$83,730

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except per share data)

Pro forma financial information

The following summary, prepared on a pro forma basis, combines the results of operations as if all acquisitions and divestitures in 2011 and 2010 had been consummated as of the beginning of 2010, after including the impact of certain adjustments such as amortization of intangibles, interest expense on acquisition financing and income tax effects.

	Year ended December 31,
	2011	2010
	(unaudited)
Pro forma net revenues	$7,309,901	$6,983,641
Pro forma net income attributable to DaVita Inc.	520,625	471,635
Pro forma income from continuing operations attributable to DaVita Inc.	524,379	471,354
Pro forma basic net income per share attributable to DaVita Inc.	5.50	4.65
Pro forma diluted net income per share attributable to DaVita Inc.	5.39	4.58

20.	Variable interest entities

The Company is required to consolidate each entity determined to be a variable interest entity for which the Company is the primary beneficiary. Variable interest entities (VIEs) typically include those for which the entity’s equity is not sufficient to finance its activities without additional subordinated financial support; those for which the equity holders as a group lack the power to direct the activities that most significantly influence the entity’s economic performance, the obligation to absorb the entity’s expected losses, or the right to receive the entity’s expected returns; or those for which the voting rights of some investors are not proportional to their obligations to absorb the entity’s losses.

The Company is deemed to be the primary beneficiary of all the variable interest entities it is associated with. These VIEs are principally operating subsidiaries owned by related party nominee owners for the Company’s benefit in jurisdictions in which the Company does not qualify for direct ownership under applicable regulations or joint ventures that require subordinated support in addition to their equity capital to finance operations. These include both dialysis operations and physician practice management entities.

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

Accordingly, since the Company bears the majority of the risks and rewards attendant to their ownership, the Company consolidates these VIEs as their primary beneficiary. Total assets of these consolidated operating VIEs were approximately $7,000 and their liabilities to unrelated third parties were approximately $5,000 at December 31, 2011.

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

Approximately 66% of the Company’s total dialysis and related lab services revenues in 2011, 66% in 2010 and 65% in 2009 are from government-based programs, principally Medicare and Medicaid. Accounts receivable and other receivables, from Medicare, including Medicare-assigned plans, and Medicaid, including Medicaid-assigned plans, were approximately $617,200 and $554,300, respectively as of December 31, 2011 and 2010. No other single payor accounted for more than 5% of total accounts receivable.

EPO is a significant physician-prescribed pharmaceutical that is administered during dialysis and is provided by a sole supplier. The amount of EPO that is separately billable accounted for approximately 3% and 18% of the dialysis and related lab services net operating revenues in 2011 and 2010, respectively. As long as certain conditions are met by the Company, the agreement with Amgen limits their ability to unilaterally decide to increase the price it charges the Company for EPO.

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

Additionally, the Company has certain other potential commitments to provide operating capital to several dialysis centers that are wholly-owned by third parties or centers in which the Company owns a minority equity investment as well as to physician-owned vascular access clinics that the Company operates under management and administrative service agreements of approximately $4,000.

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

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except per share data)

Other commitments

In November 2011, the Company entered into a seven year Sourcing and Supply Agreement with Amgen USA Inc. that expires on December 31, 2018. Under terms of the agreement, the Company will purchase EPO in amounts necessary to meet no less than 90% of its requirements for erythropoiesis stimulations agents. The agreement replaces in its entirety the prior one-year supply agreement between the Company and Amgen that expired on December 31, 2011, and among other things, provides for discounted pricing and rebates for EPO. Some of the rebates are subject to various conditions including future pricing levels of EPO by Amgen and data submission by the Company. In the initial years of the agreement the total rebate opportunity is less than what was provided for in the agreement that expired at the end of 2011, however, the opportunity for the Company to earn discounts and rebates increases over the term of the agreement. The actual amount of EPO that the Company will purchase from Amgen will depend upon the amount of EPO administered during dialysis as prescribed by physicians and the overall number of patients that the Company serves.

In January 2010, the Company entered into an agreement with Fresenius which committed the Company to purchase a certain amount of dialysis equipment, parts and supplies from them through 2013. During 2011 and 2010, the Company purchased $107,977 and $103,183, respectively, of certain equipment, parts and supplies from Fresenius.

In July 2010, the Company announced that it will construct a new corporate headquarters in Denver, Colorado. In July 2010, the Company acquired the land and existing improvements for approximately $12,000. Effective December 18, 2010, the Company entered into a construction agreement for the construction of the new building. The Company currently estimates the total construction costs and other project costs of the building will be approximately $95,000. Construction began in early 2011, and is estimated to be completed in the second half of 2012. In 2011 and 2010, the Company paid construction costs and architecture and other design costs totaling approximately $44,000 and $5,000, respectively.

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

During 2011, 2010 and 2009, the Company purchased $120,938, $115,682 and $87,983 of hemodialysis product supplies from Gambro Renal Products, representing 2% of the Company’s total operating costs, for all years presented.

Other than operating leases disclosed in Note 14 to the consolidated financial statements, the letters of credit disclosed in Note 13 to the consolidated financial statements, and the arrangements as described above, the Company has no off balance sheet financing arrangements as of December 31, 2011.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except per share data)

23.	Fair values of financial instruments

The Company measures the fair value of certain assets, liabilities and noncontrolling interests subject to put provisions (temporary equity) based upon certain valuation techniques that include observable or unobservable inputs and assumptions that market participants would use in pricing these assets, liabilities, temporary equity and commitments. The Company also has classified certain assets, liabilities and temporary equity that are measured at fair value into the appropriate fair value hierarchy levels as defined by FASB.

The following tables summarize the Company’s assets, liabilities and temporary equity measured at fair value on a recurring basis as of December 31, 2011 and 2010:

	December 31, 2011
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Available for sale securities	$15,535	$15,535	$—	$—

Interest rate cap agreements	$1,381	$—	$1,381	$—

Liabilities
Interest rate swap agreements	$23,145	$—	$23,145	$—

Temporary equity
Noncontrolling interests subject to put provisions	$478,216	$—	$—	$478,216

	December 31, 2010
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Available for sale securities	$10,048	$10,048	$—	$—

Temporary equity
Noncontrolling interests subject to put provisions	$383,052	$—	$—	$383,052

The available for sale securities represent investments in various open-ended registered investment companies, or mutual funds, and are recorded at fair value based upon quoted prices reported by each mutual fund. The available for sale securities also include the fair value of NxStage common stock based upon quoted market prices as reported by NASDAQ. See Note 9 to the consolidated financial statements for further discussion.

The interest rate swap and cap agreements are recorded at fair value based upon valuation models utilizing the income approach and commonly accepted valuation techniques that use inputs from closing prices for similar assets and liabilities in active markets as well as other relevant observable market inputs at quoted intervals such as current interest rates, forward yield curves, implied volatility and credit default swap pricing. The Company does not believe the ultimate amount that could be realized upon settlement of these interest rate swap and cap agreements would be materially different than the fair values as currently reported. See Note 13 to the consolidated financial statements for further discussion.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except per share data)

See Note 22 to the consolidated financial statements for a discussion of the Company’s methodology for estimating the fair value of noncontrolling interests subject to put obligations.

Other financial instruments consist primarily of cash, accounts receivable, accounts payable, other accrued liabilities and debt. The balances of the non-debt financial instruments are presented in the consolidated financial statements at December 31, 2011 and 2010 at their approximate fair values due to the short-term nature of their settlements. The carrying balance of the Company’s Senior Secured Credit Facilities totaled $2,874,158 as of December 31, 2011, and the fair value was $2,860,465 based upon quoted market prices. The fair value of the Company’s senior notes was approximately $1,565,500 at December 31, 2011 based upon quoted market prices, as compared to the carrying amount of $1,550,000.

24.	Segment reporting

The Company operates principally as a dialysis and related lab services business but also operates other ancillary services and strategic initiatives. These ancillary services and strategic initiatives consist primarily of pharmacy services, infusion therapy services, disease management services, vascular access services, ESRD clinical research programs, physician services and the Company’s international dialysis operations. For internal management reporting the dialysis and related lab services business and each of the ancillary services and strategic initiatives have been defined as separate operating segments by management since separate financial information is regularly produced and reviewed by the Company’s chief operating decision maker in making decisions about allocating resources and assessing financial results. The Company’s chief operating decision maker is its Chief Executive Officer. The U.S. dialysis and related lab services business qualifies as a separately reportable segment and all of the other ancillary services and strategic initiatives operating segments have been combined and disclosed in the other segments category.

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

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except per share data)

The following is a summary of segment revenues, segment operating margin (loss), and a reconciliation of segment operating margin to consolidated income before income taxes:

	Year ended December 31,
	2011	2010	2009
Segment revenues:
Dialysis and related lab services (1)
External sources	$6,473,829	$6,054,252	$5,766,795
Intersegment revenues	11,141	9,300	16,782

Total dialysis and related lab services	6,484,970	6,063,552	5,783,577

Other – Ancillary services and strategic initiatives
External sources (2)	$508,385	$383,798	$333,853
Intersegment revenues	5,796	—	—

Total ancillary services and strategic initiatives	514,181	383,798	333,853
Total segment revenues	6,999,151	6,447,350	6,117,430
Elimination of intersegment revenues	(16,937)	(9,300)	(16,782)

Consolidated revenues	$6,982,214	$6,438,050	$6,100,648

Segment operating margin (loss): (3)
Dialysis and related lab services	$1,224,672	$1,038,698	$993,834
Other—Ancillary services and strategic initiatives	(53,948)	(5,586)	(12,226)

Total segment margin	1,170,724	1,033,112	981,608
Reconciliation of segment operating margin to consolidated income before income taxes:
Stock-based compensation	(48,718)	(45,551)	(44,422)
Equity investment income	8,776	8,999	2,442

Consolidated operating income	1,130,782	996,560	939,628
Debt expense	(241,090)	(181,607)	(185,755)
Debt refinancing and redemption charges	—	(74,382)	—
Other income	2,982	3,419	3,706

Consolidated income from continuing operations before income taxes	$892,674	$743,990	$757,579

(1)	Includes management fees for providing management and administrative services to dialysis centers in which the Company either owns a minority equity investment or are wholly-owned by third parties.
(2)

Revenues from external sources in 2010 and 2009 that were previously eliminated within the ancillary services and strategic initiatives segment have now been reported as a component of revenue from external sources to conform to current year presentations.

(3)	Certain costs previously reported in the Ancillary Services and Strategic Initiatives have been reclassified to the dialysis and related lab services to conform to the current year presentation.

Depreciation and amortization expense for the dialysis and related lab services for 2011, 2010 and 2009 were $259,685, $227,029 and $221,317, respectively, and were $6,943, $6,701 and $7,079, respectively, for the ancillary services and strategic initiatives.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except per share data)

Summary of assets by segment is as follows:

	December 31,
	2011	2010
Segment assets
Dialysis and related lab services	$8,588,671	$7,862,882
Other—Ancillary services and strategic initiatives	276,176	225,624
Equity investments	27,325	25,918

Consolidated assets	$8,892,172	$8,114,424

In 2011 and 2010, the total amount of expenditures for property and equipment for the dialysis and related lab services were $425,228 and $271,559, respectively, and were $10,692 and $7,226, respectively, for the ancillary services and strategic initiatives.

25.	Supplemental cash flow information

The table below provides supplemental cash flow information:

	Year ended December 31,
	2011	2010	2009
Cash paid:
Income taxes	$145,687	$207,265	$161,671
Interest	236,446	190,949	186,280
Non-cash investing and financing activities:
Fixed assets under capital lease obligations	35,764	3,983	—
Assets exchanged for equity investments	—	—	2,618
Assets received for additional noncontrolling interests	—	—	51
Issuance of noncontrolling interests	—	1,139	—

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except per share data)

26.	Selected quarterly financial data (unaudited)

	2011				2010
	December 31	September 30	June 30	March 31	December 31	September 30	June 30	March 31
Net operating revenues	$1,862,318	$1,807,869	$1,708,643	$1,603,384	$1,646,924	$1,649,557	$1,584,821	$1,556,748
Operating income	330,112	318,712	246,624	235,334	255,258	256,745	242,512	242,045
Income from continuing operations before income taxes	269,149	258,662	187,283	177,580	132,215	218,014	195,469	198,292
Discontinued operations, net of tax.	(1,307)	(2,612)	253	131	93	(95)	(89)	372
Net income attributable to DaVita Inc.	$148,123	$135,361	$100,015	$94,502	$69,020	$119,387	$107,853	$109,423
Basic income from continuing operations per share attributable to DaVita Inc.	1.60	1.48	1.05	0.98	0.71	1.16	1.06	1.05
Basic net income per share attributable to DaVita Inc.	1.59	1.45	1.05	0.98	0.71	1.16	1.05	1.05
Diluted income from continuing operations per share attributable to DaVita Inc.	$1.58	$1.45	$1.02	$0.96	$0.70	$1.15	$1.04	$1.04
Diluted net income per share attributable to DaVita Inc.	$1.56	$1.42	$1.03	$0.96	$0.70	$1.15	$1.04	$1.04

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except per share data)

27.	Consolidating financial statements

The following information is presented in accordance with Rule 3-10 of Regulation S-X. The operating and investing activities of the separate legal entities included in the Company’s consolidated financial statements are fully interdependent and integrated. Revenues and operating expenses of the separate legal entities include intercompany charges for management and other services. The senior notes were issued by the Company on October 20, 2010 and are guaranteed by substantially all of its direct and indirect domestic wholly-owned subsidiaries. Each of the guarantor subsidiaries has guaranteed the notes on a joint and several basis. However, the guarantor subsidiaries can be released from their obligations in the event of a sale or other disposition of all or substantially all of the assets of such subsidiary, if such subsidiary guarantor is designated as an unrestricted subsidiary or otherwise ceases to be a restricted subsidiary, and if such subsidiary guarantor no longer guaranties any other indebtedness of the Company. Non-wholly-owned subsidiaries, certain wholly-owned subsidiaries, foreign subsidiaries, joint ventures, partnerships and third parties are not guarantors of these obligations.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except per share data)

Consolidating Statements of Income

	DaVita Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
For the year ended December 31, 2011
Net operating revenues	$457,460	$5,527,588	$1,541,618	$(544,452)	$6,982,214
Operating expenses	301,255	4,827,005	1,267,624	(544,452)	5,851,432

Operating income	156,205	700,583	273,994	—	1,130,782
Debt (expense)	(242,730)	(218,182)	(9,215)	229,037	(241,090)
Other income, net	229,658	1,583	778	(229,037)	2,982
Income tax expense	56,681	248,139	10,924	—	315,744
Equity earnings in subsidiaries	391,549	184,404	—	(575,953)	—

Income from continuing operations	478,001	420,249	254,633	(575,953)	576,930
Discontinued operations net of (loss) gain on disposal of discontinued operations	—	(4,191)	656	—	(3,535)

Net income	478,001	416,058	255,289	(575,953)	573,395
Less: Net income attributable to noncontrolling interests	—	—	—	(95,394)	(95,394)

Net income attributable to DaVita Inc.	$478,001	$416,058	$255,289	$(671,347)	$478,001

For the year ended December 31, 2010
Net operating revenues	$431,780	$5,195,449	$1,288,259	$(477,438)	$6,438,050
Operating expenses	259,302	4,615,716	1,043,910	(477,438)	5,441,490

Operating income	172,478	579,733	244,349	—	996,560
Debt (expense)	(257,243)	(163,034)	(1,277)	165,565	(255,989)
Other income, net	165,934	1,837	1,213	(165,565)	3,419
Income tax expense	31,656	220,867	7,529	—	260,052
Equity earnings in subsidiaries	356,170	157,278	—	(513,448)	—

Income from continuing operations	405,683	354,947	236,756	(513,448)	483,938
Income from operations of discontinued operations net of tax	—	172	109	—	281

Net income	405,683	355,119	236,865	(513,448)	484,219
Less: Net income attributable to noncontrolling interests	—	—	—	(78,536)	(78,536)

Net income attributable to DaVita Inc.	$405,683	$355,119	$236,865	$(591,984)	$405,683

For the year ended December 31, 2009
Net operating revenues	$401,058	$5,005,839	$1,147,394	$(453,643)	$6,100,648
Operating expenses	246,578	4,375,032	993,053	(453,643)	5,161,020

Operating income	154,480	630,807	154,341	—	939,628
Debt (expense)	(188,109)	(181,853)	(1,721)	185,928	(185,755)
Other income, net	186,189	2,718	727	(185,928)	3,706
Income tax expense	60,414	218,618	(819)	—	278,213
Equity earnings in subsidiaries	330,538	94,964	—	(425,502)	—

Income from continuing operations	422,684	328,018	154,166	(425,502)	479,366
Income from operations of discontinued operations net of tax	—	180	213	—	393

Net income	422,684	328,198	154,379	(425,502)	479,759
Less: Net income attributable to noncontrolling interests	—	—	—	(57,075)	(57,075)

Net income attributable to DaVita Inc.	$422,684	$328,198	$154,379	$(482,577)	$422,684

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except per share data)

Consolidating Balance Sheets

	DaVita Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
As of December 31, 2011
Cash and cash equivalents	$365,276	$—	$28,476	$—	$393,752
Accounts receivable, net	—	926,041	269,122	—	1,195,163
Other current assets	14,665	598,721	79,307	—	692,693

Total current assets	379,941	1,524,762	376,905	—	2,281,608
Property and equipment, net	78,038	971,867	382,746	—	1,432,651
Amortizable intangible assets, net	53,276	95,900	10,315	—	159,491
Investments in subsidiaries	6,696,039	1,089,920	—	(7,785,959)	—
Intercompany receivables	—	472,200	253,447	(725,647)	—
Other long-term assets and investments	11,388	56,134	3,924	—	71,446
Goodwill	—	3,903,542	1,043,434	—	4,946,976

Total assets	$7,218,682	$8,114,325	$2,070,771	$(8,511,606)	$8,892,172

Current liabilities	$148,994	$889,172	$114,950	$—	$1,153,116
Intercompany payables	271,890	—	453,757	(725,647)	—
Long-term debt and other long-term liabilities	4,351,346	585,675	55,694	—	4,992,715
Noncontrolling interests subject to put provisions	305,377	—	—	172,839	478,216
Total DaVita Inc. shareholders’ equity	2,141,075	6,639,478	1,146,481	(7,785,959)	2,141,075
Noncontrolling interest not subject to put provisions	—	—	299,889	(172,839)	127,050

Total equity	2,141,075	6,639,478	1,446,370	(7,958,798)	2,268,125

Total liabilities and equity	$7,218,682	$8,114,325	$2,070,771	$(8,511,606)	$8,892,172

As of December 31, 2010
Cash and cash equivalents	$856,803	$—	$3,314	$—	$860,117
Accounts receivable, net	—	895,955	153,021	—	1,048,976
Other current assets	11,231	653,670	48,860	—	713,761

Total current assets	868,034	1,549,625	205,195	—	2,622,854
Property and equipment, net	30,409	888,927	251,472	—	1,170,808
Amortizable intangible assets, net	58,967	98,795	4,873	—	162,635
Investments in subsidiaries	6,154,398	555,579	—	(6,709,977)	—
Intercompany receivables	—	516,286	208,030	(724,316)	—
Other long-term assets and investments	8,951	56,996	873	—	66,820
Goodwill	—	3,731,983	359,324	—	4,091,307

Total assets	$7,120,759	$7,398,191	$1,029,767	$(7,434,293)	$8,114,424

Current liabilities	$61,384	$786,114	$76,847	$—	$924,345
Intercompany payables	611,919	—	112,397	(724,316)	—
Long-term debt and other long-term liabilities	4,210,703	539,620	19,570	—	4,769,893
Noncontrolling interests subject to put provisions	258,331	—	—	124,721	383,052
Total DaVita Inc. shareholders’ equity	1,978,422	6,072,457	637,520	(6,709,977)	1,978,422
Noncontrolling interest not subject to put provisions	—	—	183,433	(124,721)	58,712

Total equity	1,978,422	6,072,457	820,953	(6,834,698)	2,037,134

Total liabilities and equity	$7,120,759	$7,398,191	$1,029,767	$(7,434,293)	$8,114,424

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except per share data)

Consolidating Statements of Cash Flows

	DaVita Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
For the year ended December 31, 2011
Cash flows from operating activities:
Net income.	$478,001	$416,058	$255,289	$(575,953)	$573,395
Changes in operating assets and liabilities and non cash items included in net income	(268,798)	325,807	(26,311)	575,953	606,651

Net cash provided by operating activities	209,203	741,865	228,978	—	1,180,046

Cash flows from investing activities:
Additions of property and equipment, net	(52,653)	(232,540)	(114,963)	—	(400,156)
Acquisitions	—	(1,048,136)	(29,306)	—	(1,077,442)
Proceeds from asset sales	—	75,183	—	—	75,183
Proceeds from investment sales and other items	(6,077)	9,264	—	—	3,187

Net cash used in by investing activities	(58,730)	(1,196,229)	(144,269)	—	(1,399,228)

Cash flows from financing activities:
Long-term debt and related financing costs, net	113,762	(1,896)	15,794	—	127,660
Intercompany borrowing	(464,564)	460,262	4,302	—	—
Other items	(291,198)	(4,002)	(79,643)	—	(374,843)

Net cash (used in) provided by financing activities	(642,000)	454,364	(59,547)	—	(247,183)

Net (decrease) increase in cash and cash equivalents	(491,527)	—	25,162	—	(466,365)
Cash and cash equivalents at beginning of the year	856,803	—	3,314	—	860,117

Cash and cash equivalents at the end of the year	$365,276	$—	$28,476	$—	$393,752

For the year ended December 31, 2010
Cash flows from operating activities:
Net income.	$405,683	$355,119	$236,865	$(513,448)	$484,219
Changes in operating assets and liabilities and non cash items included in net income	(319,090)	136,348	24,758	513,448	355,464

Net cash provided by operating activities	86,593	491,467	261,623	—	839,683

Cash flows from investing activities:
Additions of property and equipment, net	(24,118)	(199,147)	(50,337)	—	(273,602)
Acquisitions	—	(188,502)	—	—	(188,502)
Proceeds from asset sales	—	22,727	—	—	22,727
Proceeds from investment sales and other items	(470)	3,214	—	—	2,744

Net cash used in investing activities	(24,588)	(361,708)	(50,337)	—	(436,633)

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(dollars in thousands, except per share data)

Consolidating Statements of Cash Flows

	DaVita Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
For the year ended December 31, 2010
Cash flows from financing activities:
Long-term debt and related financing costs, net	563,350	1,987	(4,391)	—	560,946
Intercompany borrowing	255,351	(121,887)	(133,464)	—	—
Other items	(558,453)	(9,859)	(75,026)	—	(643,338)

Net cash provided by (used in) financing activities	260,248	(129,759)	(212,881)	—	(82,392)

Net increase (decrease) in cash and cash equivalents	322,253	—	(1,595)	—	320,658
Cash and cash equivalents at beginning of the year	534,550	—	4,909	—	539,459

Cash and cash equivalents at the end of the year	$856,803	$—	$3,314	$—	$860,117

For the year ended December 31, 2009
Cash flows from operating activities:
Net income.	$422,684	$328,198	$154,379	$(425,502)	$479,759
Changes in operating assets and liabilities and non cash items included in net income	(257,591)	(58,813)	77,853	425,502	186,951

Net cash provided by operating activities	165,093	269,385	232,232	—	666,710

Cash flows from investing activities:
Additions of property and equipment, net	(1,748)	(207,738)	(65,119)	—	(274,605)
Acquisitions	—	(87,617)	—	—	(87,617)
Proceeds from asset sales	—	7,697	—	—	7,697
Proceeds from investment sales and other items	11,631	(3,166)	—	—	8,465

Net cash provided by (used in) investing activities	9,883	(290,824)	(65,119)	—	(346,060)

Cash flows from financing activities:
Long-term debt	(60,619)	(1,962)	1,307	—	(61,274)
Intercompany borrowing	101,254	20,885	(122,139)	—	—
Other items	(78,637)	2,516	(54,677)	—	(130,798)

Net cash (used in) provided by financing activities	(38,002)	21,439	(175,509)	—	(192,072)

Net increase (decrease) in cash and cash equivalents	136,974	—	(8,396)	—	128,578
Cash and cash equivalents at beginning of the year	397,576	—	13,305	—	410,881

Cash and cash equivalents at the end of the year	$534,550	$—	$4,909	$—	$539,459

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Annual Report on Form 10-K to be signed on our behalf by the undersigned, thereunto duly authorized, in the City of Denver, State of Colorado, on February 24, 2012.

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

Signature	Title	Date

/s/ KENT J. THIRY Kent J. Thiry	Chairman and Chief Executive Officer (Principal Executive Officer)	February 24, 2012

/s/ LUIS A. BORGEN Luis A. Borgen	Chief Financial Officer (Principal Financial Officer)	February 24, 2012

/S/ JAMES K. HILGER James K. Hilger	Chief Accounting Officer (Principal Accounting Officer)	February 24, 2012

/S/ PAMELA M. ARWAY Pamela M. Arway	Director	February 24, 2012

/s/ CHARLES G. BERG Charles G. Berg	Director	February 24, 2012

/s/ WILLARD W. BRITTAIN Willard W. Brittain	Director	February 24, 2012

/s/ CAROL A. DAVIDSON Carol A. Davidson	Director	February 24, 2012

/s/ PAUL J. DIAZ Paul J. Diaz	Director	February 24, 2012

II-1

Signature	Title	Date

/s/ PETER T. GRAUER Peter T. Grauer	Director	February 24, 2012

/s/ JOHN M. NEHRA John M. Nehra	Director	February 24, 2012

/s/ WILLIAM L. ROPER William L. Roper	Director	February 24, 2012

/S/ ROGER J. VALINE Roger J. Valine	Director	February 24, 2012

II-2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

DaVita Inc.:

Under date of February 24, 2012, we reported on the consolidated balance sheets of DaVita Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2011, which are included in the Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement Schedule II-Valuation and Qualifying Accounts included in the Annual Report on Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Seattle, Washington

February 24, 2012

S-1

DAVITA INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at beginning of year	DSI Renal Inc. Acquisition	Amounts charged to income	Amounts written off	Balance at end of year
	(in thousands)
Allowance for uncollectible accounts:
Year ended December 31, 2009	$211,222	$—	$161,786	$143,691	$229,317
Year ended December 31, 2010	$229,317	$—	$171,250	$164,938	$235,629
Year ended December 31, 2011	$235,629	$16,193	$198,750	$200,229	$250,343

S-2

EXHIBIT INDEX

2.1	Stock Purchase Agreement dated as of December 6, 2004, among Gambro AB, Gambro, Inc. and DaVita Inc.(9)

2.2	Amended and Restated Asset Purchase Agreement effective as of July 28, 2005, by and among DaVita Inc., Gambro Healthcare, Inc. and Renal Advantage Inc., a Delaware corporation, formerly known as RenalAmerica, Inc.(12)

2.3	Agreement and Plan of Merger by and among DaVita Inc., DVA Acquisition Company, CDSI I Holding Company, Inc. and CDSI Representative LLC, dated as of February 4, 2011.(47)

3.1	Amended and Restated Certificate of Incorporation of Total Renal Care Holdings, Inc., or TRCH, dated December 4, 1995.(1)

3.2	Certificate of Amendment of Certificate of Incorporation of TRCH, dated February 26, 1998.(2)

3.3	Certificate of Amendment of Certificate of Incorporation of DaVita Inc. (formerly Total Renal Care Holdings, Inc.), dated October 5, 2000.(4)

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of DaVita Inc., as amended dated May 30, 2007.(23)

3.5	Amended and Restated Bylaws for DaVita Inc. dated as of March 10, 2011.(25)

4.1	Indenture for the 6 5/8% Senior Notes due 2013 dated as of March 22, 2005.(3)

4.2	Indenture for the 7 1/4% Senior Subordinated Notes due 2015 dated as of March 22, 2005.(3)

4.3	First Supplemental Indenture, dated October 5, 2005, by and among DaVita Inc., the Guarantors, the persons named as Additional Guarantors and The Bank of New York Trust Company, N.A., as Trustee.(11)

4.4	First Supplemental Indenture, dated October 5, 2005, by and among DaVita Inc., the Guarantors, the persons named as Additional Guarantors and The Bank of New York Trust Company, N.A., as Trustee.(13)

4.5	Rights Agreement, dated as of November 14, 2002, between DaVita Inc. and the Bank of New York, as Rights Agent.(21)

4.6	Second Supplemental Indenture (Senior), dated February 9, 2007, by and among DaVita Inc., the Guarantors, the persons named as Additional Guarantors and The Bank of New York Trust Company, N.A., as Trustee.(22)

4.7	Second Supplemental Indenture (Senior Subordinated), dated February 9, 2007, by and among DaVita Inc., the Guarantors, the persons named as Additional Guarantors and The Bank of New York Trust Company, N.A., as Trustee.(22)

4.8	Registration Rights Agreement for the 6 5/8% Senior Notes due 2013 dated as of February 23, 2007.(26)

4.9	Third Supplemental Indenture, dated October 14, 2010, by and among DaVita Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee.(38)

4.10	Third Supplemental Indenture, dated October 14, 2010, by and among DaVita Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee.(38)

4.11	Indenture, dated October 20, 2010, by and among DaVita Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee.(39)

4.12	Indenture, dated October 20, 2010, by and among DaVita Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee.(39)

1 of 7

4.13	First Amendment to Rights Agreement, dated as of March 10, 2011, between DaVita Inc. and The Bank of New York Mellon Trust Company, N.A., as Rights Agent.(42)

10.1	Employment Agreement, dated as of October 19, 2009, by and between DaVita Inc. and Kim M. Rivera.(40)*

10.2	Employment Agreement, dated as of June 15, 2000, by and between DaVita Inc. and Joseph C. Mello.(6)*

10.3	Second Amendment to Mr. Mello’s Employment Agreement, effective December 12, 2008.(33)*

10.4	Employment Agreement, effective as of August 16, 2004, by and between DaVita Inc. and Tom Usilton.(7)*

10.5	Amendment to Mr. Usilton’s Employment Agreement, dated February 12, 2007.(24)*

10.6	Second Amendment to Mr. Usilton’s Employment Agreement, effective December 12, 2008.(32)*

10.7	Employment Agreement, effective as of November 18, 2004, by and between DaVita Inc. and Joseph Schohl.(14)*

10.8	Amendment to Mr. Schohl’s Employment Agreement, effective December 30, 2008.(32)*

10.9	Employment Agreement, dated as of October 31, 2005, effective October 24, 2005, by and between DaVita Inc. and Dennis Kogod.(13)*

10.10	Amendment to Mr. Kogod’s Employment Agreement, effective December 12, 2008.(32)*

10.11	Employment Agreement, effective September 22, 2005, by and between DaVita Inc. and James Hilger.(15)*

10.12	Amendment to Mr. Hilger’s Employment Agreement, effective December 12, 2008.(32)*

10.13	Employment Agreement effective February 13, 2008, by and between DaVita Inc. and Richard K. Whitney.(28)*

10.14	Amendment to Equity Award Agreement, entered into on December 11, 2009, between DaVita Inc. and Richard K. Whitney.(40)*

10.15	Amendment to Stock Appreciation Rights Agreements, effective November 2008, by and between DaVita Inc. and Richard K. Whitney.(36)*

10.16	Employment Agreement, effective July 25, 2008, between DaVita Inc. and Kent J. Thiry.(29)*

10.17	Employment Agreement, effective August 1, 2008, between DaVita Inc. and Allen Nissenson.(30)*

10.18	Employment Agreement, effective March 3, 2008, between DaVita Inc. and David Shapiro.(32)*

10.19	Amendment to Mr. Shapiro’s Employment Agreement, effective December 4, 2008.(32)*

10.20	Employment Agreement, effective March 17, 2010, by and between DaVita Inc. and Javier Rodriguez.(35)*

10.21	Employment Agreement, effective February 26, 2010, by and between DaVita Inc. and Luis Borgen.(36)*

10.22	Amendment to Mr. Borgen’s Employment Agreement, effective March 18, 2010.(36)*

10.23	Memorandum Relating to Bonus Structure for Kent J. Thiry.(36)*

10.24	Memorandum Relating to Bonus Structure for Dennis L. Kogod.(36)*

10.25	Memorandum Relating to Bonus Structure for Thomas O. Usilton, Jr.(36)*

2 of 7

10.26	Form of Indemnity Agreement.(20)*

10.27	Form of Indemnity Agreement.(14)*

10.28	Executive Incentive Plan (as Amended and Restated effective January 1, 2009).(34)*

10.29	Executive Retirement Plan.(32)*

10.30	Post-Retirement Deferred Compensation Arrangement.(14)*

10.31	Amendment No. 1 to Post Retirement Deferred Compensation Arrangement.(32)*

10.32	DaVita Voluntary Deferral Plan.(11)*

10.33	Deferred Bonus Plan (Prosperity Plan).(31)*

10.34	Amendment No. 1 to Deferred Bonus Plan (Prosperity Plan).(32)*

10.35	Amended and Restated Employee Stock Purchase Plan.(27)*

10.36	Severance Plan.(36)*

10.37	Change in Control Bonus Program.(32)*

10.38	First Amended and Restated Total Renal Care Holdings, Inc. 1999 Non-Executive Officer and Non-Director Equity Compensation Plan.(5)

10.39	Non-Management Director Compensation Philosophy and Plan.(28)*

10.40	Amended and Restated 2002 Equity Compensation Plan.(10)*

10.41	Amended and Restated 2002 Equity Compensation Plan.(19)*

10.42	Amended and Restated 2002 Equity Compensation Plan.(27)*

10.43	Amended and Restated 2002 Equity Compensation Plan.(32)*

10.44	DaVita Inc. 2002 Equity Compensation Plan.(37)*

10.45	Form of Non-Qualified Stock Option Agreement—Employee (DaVita Inc. 1999 Non-Executive Officer and Non-Director Equity Compensation Plan.(18)*

10.46	Form of Non-Qualified Stock Option Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(7)*

10.47	Form of Non-Qualified Stock Option Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(16)*

10.48	Form of Non-Qualified Stock Option Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(18)*

10.49	Form of Restricted Stock Units Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(7)*

10.50	Form of Restricted Stock Units Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(16)*

10.51	Form of Restricted Stock Units Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(18)*

10.52	Form of Restricted Stock Units Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(32)*

10.53	Form of Stock Appreciation Rights Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(16)*

3 of 7

10.54	Form of Stock Appreciation Rights Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(18)*

10.55	Form of Stock Appreciation Rights Agreement—Board (DaVita Inc. 2002 Equity Compensation Plan).(30)*

10.56	Form of Stock Appreciation Rights Agreement—Board members (DaVita Inc. 2011 Incentive Award Plan).(44)*

10.57	Form of Restricted Stock Units Agreement—Board (DaVita Inc. 2002 Equity Compensation Plan).(30)*

10.58	Form of Restricted Stock Units Agreement—Board members (DaVita Inc. 2011 Incentive Award Plan).(44)*

10.59	Form of Non-Qualified Stock Option Agreement—Board (DaVita Inc. 2002 Equity Compensation Plan).(30)*

10.60	Form of Stock Appreciation Rights Agreement—Executives (DaVita Inc. 2011 Incentive Award Plan).(44)*

10.61	Form of Restricted Stock Units Agreement—Executives (DaVita Inc. 2011 Incentive Award Plan).(44)*

10.62	Credit Agreement, dated as of October 5, 2005, among DaVita Inc., the Guarantors party thereto, the Lenders party thereto, Bank of America, N.A., Wachovia Bank, National Association, Bear Stearns Corporate Lending Inc., The Bank of New York, The Bank of Nova Scotia, The Royal Bank of Scotland plc, WestLB AG, New York Branch as Co-Documentation Agents, Credit Suisse, Cayman Islands Branch, as Syndication Agent, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, JPMorgan Securities Inc., as Sole Lead Arranger and Bookrunner and Credit Suisse, Cayman Islands Branch, as Co-Arranger.(11)

10.63	Credit Agreement, dated as of October 5, 2005, as Amended and Restated as of February 23, 2007, by and among DaVita Inc., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A.(26)

10.64	Amendment Agreement, dated February 23, 2007, by and among DaVita Inc., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A.(26)

10.65	Security Agreement, dated as of October 5, 2005, by DaVita Inc., the Guarantors party thereto and JPMorgan Chase Bank, N.A., as Collateral Agent.(11)

10.66	Credit Agreement, dated as of October 20, 2010, by and among DaVita Inc., the guarantors party thereto, the lenders party thereto, Credit Suisse AG, Barclays Bank PLC, Goldman Sachs Bank USA, Wells Fargo Bank, National Association, Credit Agricole Corporate and Investment Bank, RBC Capital Markets, Scotia Capital (USA) Inc., SunTrust Robinson Humphrey, Inc. and Union Bank, N.A., as Co-Documentation Agents, Bank of America, N.A., as Syndication Agent, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and J.P. Morgan Securities LLC, Banc of America Securities LLC, Credit Suisse Securities (USA) LLC, Barclays Capital, Goldman Sachs Bank USA and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Bookrunners.(46)**

10.67	Perfection Certificate executed as of October 20, 2010 and delivered in connection with the closing of the Credit Agreement filed as Exhibit 10.66.(46)**

10.68	Corporate Integrity Agreement between the Office of Inspector General of the Department of Health and Human Services and Gambro Healthcare, Inc. effective as of December 1, 2004.(11)

10.69	Amended and Restated Alliance and Product Supply Agreement, dated as of August 25, 2006, among Gambro Renal Products, Inc., DaVita Inc. and Gambro AB.(17)**

4 of 7

10.70	Letter dated March 19, 2007 from Willard W. Brittain, Jr. to Peter T. Grauer, Lead Independent Director of the Company.(22)

10.71	Dialysis Organization Agreement between DaVita Inc. and Amgen USA Inc. dated December 20, 2007.(31)**

10.72	Dialysis Organization Agreement between DaVita Inc. and Amgen USA Inc. dated December 17, 2010.(41)**

10.73	DaVita Inc. 2011 Incentive Award Plan.(43)*

10.74	Amendment No. 2 to Dialysis Organization Agreement between DaVita Inc. and Amgen USA Inc. effective as of July 1, 2011.(45)**

10.75	Sourcing and Supply Agreement between DaVita Inc. and Amgen USA Inc. effective as of January 1, 2012.✓**

12.1	Computation of Ratio of Earnings to Fixed Charges.✓

14.1	DaVita Inc. Corporate Governance Code of Ethics.(8)

21.1	List of our subsidiaries.✓

23.1	Consent of KPMG LLP, independent registered public accounting firm.✓

24.1	Powers of Attorney with respect to DaVita. (Included on Page II-1).

31.1	Certification of the Chief Executive Officer, dated February 24, 2012, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.✓

31.2	Certification of the Chief Financial Officer, dated February 24, 2012, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.✓

32.1	Certification of the Chief Executive Officer, dated February 24, 2012, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.✓

32.2	Certification of the Chief Financial Officer, dated February 24, 2012, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.✓

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

✓	Included in this filing.
*	Management contract or executive compensation plan or arrangement.
**	Portions of this exhibit are subject to a request for confidential treatment and have been redacted and filed separately with the SEC.
(1)	Filed on March 18, 1996 as an exhibit to the Company’s Transitional Report on Form 10-K for the transition period from June 1, 1995 to December 31, 1995.
(2)	Filed on March 31, 1998 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.
(3)	Filed on March 25, 2005 as an exhibit to the Company’s Current Report on Form 8-K.
(4)	Filed on March 20, 2001 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

5 of 7

(5)	Filed on February 28, 2003 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.
(6)	Filed on August 15, 2001 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
(7)	Filed on November 8, 2004 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.
(8)	Filed on February 27, 2004 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
(9)	Filed on December 8, 2004 as an exhibit to the Company’s Current Report on Form 8-K.
(10)	Filed on May 4, 2005 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.
(11)	Filed on November 8, 2005 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.
(12)	Filed on October 11, 2005 as an exhibit to the Company’s Current Report on Form 8-K.
(13)	Filed on November 4, 2005 as an exhibit to the Company’s Current Report on Form 8-K.
(14)	Filed on March 3, 2005 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
(15)	Filed on August 7, 2006 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2006.
(16)	Filed on July 6, 2006 as an exhibit to the Company’s Current Report on Form 8-K.
(17)	Filed on November 3, 2006 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
(18)	Filed on October 18, 2006 as an exhibit to the Company’s Current Report on Form 8-K.
(19)	Filed on July 31, 2006 as an exhibit to the Company’s Current Report on Form 8-K.
(20)	Filed on December 20, 2006 as an exhibit to the Company’s Current Report on Form 8-K.
(21)	Filed on November 19, 2002 as an exhibit to the Company’s Current Report on Form 8-K.
(22)	Filed on May 3, 2007 as an exhibit to the Company’s Quarterly Report as Form 10-Q for the quarter ended March 31, 2007.
(23)	Filed on August 6, 2007 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.
(24)	Filed on February 16, 2007 as an exhibit to the Company’s Current Report on Form 8-K.
(25)	Filed on March 17, 2011 as an exhibit to the Company’s Current Report on Form 8-K/A.
(26)	Filed on February 28, 2007 as an exhibit to the Company’s Current Report on Form 8-K.
(27)	Filed on June 4, 2007 as an exhibit to the Company’s Current Report on Form 8-K.
(28)	Filed on May 8, 2008 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.
(29)	Filed on July 31, 2008 as an exhibit to the Company’s Current Report on Form 8-K.
(30)	Filed on November 6, 2008 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.
(31)	Filed on February 29, 2008 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
(32)	Filed on February 27, 2009 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008
(33)	Filed on May 7, 2009 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.
(34)	Filed on June 18, 2009 as an exhibit to the Company’s Current Report on Form 8-K.
(35)	Filed on April 14, 2010 as an exhibit to the Company’s Current Report on Form 8-K.
(36)	Filed on May 3, 2010 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.
(37)	Filed on April 28, 2010 as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A.
(38)	Filed on October 19, 2010 as an exhibit to the Company’s Current Report on Form 8-K.
(39)	Filed on October 21, 2010 as an exhibit to the Company’s Current Report on Form 8-K.

6 of 7

(40)	Filed on February 25, 2010 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
(41)	Filed on December 29, 2011 as an exhibit to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2010.
(42)	Filed on May 6, 2011 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.
(43)	Filed on April 27, 2011 as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A.
(44)	Filed on August 4, 2011 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.
(45)	Filed on December 29, 2011 as an exhibit to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2011.
(46)	Filed on January 17, 2012 as an exhibit to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2011.
(47)	Filed on February 10, 2011 as an exhibit to the Company’s Current Report on Form 8-K.

7 of 7