Form 10-Q
period 2012-03-31
DAVITA INC
filed 2012-05-02
CIK 927066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

For the Quarterly Period Ended

March 31, 2012

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

As of April 27, 2012, the number of shares of the Registrant’s common stock outstanding was approximately 94.0 million shares and the aggregate market value of the common stock outstanding held by non-affiliates based upon the closing price of these shares on the New York Stock Exchange was approximately $8.4 billion.

DAVITA INC.

Note: Items 3, 4 and 5 of Part II are omitted because they are not applicable.

i

DAVITA INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(dollars in thousands, except per share data)

	Three months ended March 31,
	2012	2011
Patient service operating revenues	$1,763,700	$1,497,434
Less: Provision for uncollectible accounts related to patient service operating revenues	(53,008)	(41,071)

Net patient service operating revenues	1,710,692	1,456,363
Other revenues	155,943	105,950

Total net operating revenues	1,866,635	1,562,313

Operating expenses and charges:
Patient care costs	1,263,159	1,114,086
General and administrative	207,389	151,602
Depreciation and amortization	75,975	61,838
Provision for uncollectible accounts	2,024	972
Equity investment income	(2,632)	(1,519)

Total operating expenses and charges	1,545,915	1,326,979

Operating income	320,720	235,334
Debt expense	(61,381)	(58,595)
Other income	1,039	841

Income from continuing operations before income taxes	260,378	177,580
Income tax expense	95,495	62,959

Income from continuing operations	164,883	114,621
Discontinued operations:
Income from operations of discontinued operations, net of tax	—	131

Net income.	164,883	114,752
Less: Net income attributable to noncontrolling interests	(24,763)	(20,250)

Net income attributable to DaVita Inc.	$140,120	$94,502

Earnings per share:
Basic income from continuing operations per share attributable to DaVita Inc.	$1.49	$0.98

Basic net income per share attributable to DaVita Inc.	$1.49	$0.98

Diluted income from continuing operations per share attributable to DaVita Inc.	$1.46	$0.96

Diluted net income per share attributable to DaVita Inc.	$1.46	$0.96

Weighted average shares for earnings per share:
Basic	93,769,092	96,263,802

Diluted	95,729,105	98,378,371

Amounts attributable to DaVita Inc.:
Income from continuing operations	$140,120	$94,371
Discontinued operations	—	131

Net income	$140,120	$94,502

See notes to condensed consolidated financial statements.

DAVITA INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(dollars in thousands, except per share data)

	Three months ended March 31,
	2012	2011
Net income	$164,883	$114,752

Other comprehensive income (loss), net of tax:
Unrealized losses on interest rate swap and cap agreements:
Unrealized losses on interest rate swap and cap agreements	(2,261)	(4,134)
Less: Reclassifications of net swap and cap agreements realized losses into net income	2,520	1,743
Unrealized gains on investments:
Unrealized gains on investments	1,146	268
Less: Reclassification of net investment realized gains into net income	(75)	(57)
Foreign currency translation adjustments	(619)	—

Other comprehensive income (loss)	711	(2,180)

Total comprehensive income	165,594	112,572
Less: Comprehensive income attributable to the noncontrolling interest	(24,763)	(20,250)

Comprehensive income attributable to DaVita Inc.	140,831	$92,322

See notes to condensed consolidated financial statements.

DAVITA INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands, except per share data)

	March 31, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$449,290	$393,752
Short-term investments	8,616	17,399
Accounts receivable, less allowance of $289,238 and $250,343	1,266,869	1,195,163
Inventories	72,285	75,731
Other receivables	216,493	269,832
Other current assets	47,492	49,349
Deferred income taxes	313,355	280,382

Total current assets	2,374,400	2,281,608
Property and equipment, net	1,490,572	1,432,651
Amortizable intangibles, net	160,617	159,491
Equity investments	26,956	27,325
Long-term investments	9,897	9,890
Other long-term assets	30,065	34,231
Goodwill	5,064,577	4,946,976

	$9,157,084	$8,892,172

LIABILITIES AND EQUITY
Accounts payable	$269,029	$289,653
Other liabilities	347,096	325,734
Accrued compensation and benefits	455,825	412,972
Current portion of long-term debt	89,646	87,345
Income tax payable	80,519	37,412

Total current liabilities	1,242,115	1,153,116
Long-term debt	4,401,865	4,417,624
Other long-term liabilities	139,656	132,006
Alliance and product supply agreement, net	18,655	19,987
Deferred income taxes	448,372	423,098

Total liabilities	6,250,663	6,145,831
Commitments and contingencies
Noncontrolling interests subject to put provisions	504,491	478,216
Equity:
Preferred stock ($0.001 par value, 5,000,000 shares authorized; none issued)
Common stock ($0.001 par value, 450,000,000 shares authorized; 134,862,283 shares issued; 93,983,930 and 93,641,363 shares outstanding)	135	135
Additional paid-in capital	575,364	596,300
Retained earnings	3,335,938	3,195,818
Treasury stock, at cost (40,878,353 and 41,220,920 shares)	(1,618,134)	(1,631,694)
Accumulated other comprehensive loss	(18,773)	(19,484)

Total DaVita Inc. shareholders’ equity	2,274,530	2,141,075
Noncontrolling interests not subject to put provisions	127,400	127,050

Total equity	2,401,930	2,268,125

	$9,157,084	$8,892,172

See notes to condensed consolidated financial statements.

DAVITA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Three months ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$164,883	$114,752
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	75,975	62,037
Stock-based compensation expense	12,550	9,716
Tax benefits from stock award exercises	10,890	13,868
Excess tax benefits from stock award exercises	(6,101)	(7,196)
Deferred income taxes	(13,335)	18,221
Equity investment income, net	483	1,420
Loss on disposal of assets and other non-cash charges	7,125	5,506
Changes in operating assets and liabilities, other than from acquisitions and divestitures:
Accounts receivable	(71,706)	(20,461)
Inventories	4,851	7,429
Other receivables and other current assets	56,452	24,922
Other long-term assets	3,742	990
Accounts payable	(20,624)	26,565
Accrued compensation and benefits	41,623	31,542
Other current liabilities	17,462	9,483
Income taxes	43,072	29,878
Other long-term liabilities	4,532	1,111

Net cash provided by operating activities	331,874	329,783

Cash flows from investing activities:
Additions of property and equipment, net	(112,459)	(67,530)
Acquisitions	(132,699)	(81,523)
Proceeds from asset sales	825	2,812
Purchase of investments available for sale	(489)	(298)
Purchase of investments held-to-maturity	(3,212)	(15,161)
Proceeds from sale of investments available for sale	6,791	1,149
Proceeds from maturities of investments held-to-maturity	7,551	15,163
Distributions received on equity investments	2	—

Net cash used in investing activities	(233,690)	(145,388)

Cash flows from financing activities:
Borrowings	8,634,603	10,983,125
Payments on long-term debt	(8,658,001)	(11,000,635)
Interest rate cap premiums and other deferred financing costs	3	(13,399)
Distributions to noncontrolling interests	(26,405)	(22,187)
Stock award exercises and other share issuances, net	1,663	3,410
Excess tax benefits from stock award exercises	6,101	7,196
Contributions from noncontrolling interests	3,651	3,959
Proceeds from sales of additional noncontrolling interests	100	785
Purchases from noncontrolling interests	(4,372)	(756)

Net cash used in financing activities	(42,657)	(38,502)
Effect of exchange rate changes on cash and cash equivalents	11	—

Net increase in cash and cash equivalents	55,538	145,893
Cash and cash equivalents at beginning of period	393,752	860,117

Cash and cash equivalents at end of period	$449,290	$1,006,010

See notes to condensed consolidated financial statements.

DAVITA INC.

CONSOLIDATED STATEMENTS OF EQUITY

(unaudited)

(dollars and shares in thousands)

	Non- controlling interests subject to put provisions	DaVita Inc. Shareholders’ Equity								Non- controlling interests not subject to put provisions
		Common stock		Additional paid-in capital	Retained earnings	Treasury stock		Accumulated other comprehensive income (loss)	Total
Balance at December 31, 2010	$383,052	134,862	$135	$620,546	$2,717,817	(38,861)	$(1,360,579)	$503	$1,978,422	$58,712
Comprehensive income:
Net income	59,135				478,001				478,001	36,259
Other comprehensive loss								(19,987)	(19,987)
Stock purchase shares issued				4,268		175	6,554		10,822
Stock unit shares issued				(2,866)		78	2,866		—
Stock options and SSARs exercised				(37,370)		1,182	42,813		5,443
Stock-based compensation expense				48,718					48,718
Excess tax benefits from stock awards exercised				20,834					20,834
Distributions to noncontrolling interests	(61,343)									(39,310)
Contributions from noncontrolling interests	12,547									8,463
Sales and assumptions of additional noncontrolling interests	49,343			(1,299)					(1,299)	55,566
Purchases from noncontrolling interests	(2,103)			(9,486)					(9,486)	(2,100)
Changes in fair value of noncontrolling interests	63,762			(63,762)					(63,762)
Expired put provision	(26,177)			16,717					16,717	9,460
Purchase of treasury stock						(3,795)	(323,348)		(323,348)

Balance at December 31, 2011	$478,216	134,862	$135	$596,300	$3,195,818	(41,221)	$(1,631,694)	$(19,484)	$2,141,075	$127,050
Comprehensive income:
Net income	15,775				140,120				140,120	8,988
Other comprehensive income								711	711
Stock unit shares issued				(1,095)		28	1,095
Stock options and SSARs exercised				(11,074)		315	12,465		1,391
Stock-based compensation expense				12,550					12,550
Excess tax benefits from stock awards exercised				6,101					6,101
Distributions to noncontrolling interests	(15,394)									(11,011)
Contributions from noncontrolling interests	2,843									808
Sales and assumptions of additional noncontrolling interests	—			5					5	1,565
Purchases from noncontrolling interests	(3,475)			(897)					(897)
Changes in fair value of noncontrolling interests	26,526			(26,526)					(26,526)

Balance at March 31, 2012	$504,491	134,862	$135	$575,364	$3,335,938	(40,878)	$(1,618,134)	$(18,773)	$2,274,530	$127,400

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

1. Condensed consolidated interim financial statements

The condensed consolidated interim financial statements included in this report are prepared by the Company without audit. In the opinion of management, all adjustments consisting only of normal recurring items necessary for a fair presentation of the results of operations are reflected in these consolidated interim financial statements. All significant intercompany accounts and transactions have been eliminated. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The most significant estimates and assumptions underlying these financial statements and accompanying notes generally involve revenues recognition and provisions for uncollectible accounts, impairments and valuation adjustments, fair value estimates, accounting for income taxes, variable compensation accruals, purchase accounting valuation estimates and stock-based compensation. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the operating results for the full year. The consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Prior year balances and amounts have been classified to conform to the current year presentation. The Company has evaluated subsequent events through the date these condensed consolidated financial statements were issued and has included all necessary disclosures.

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

(dollars and shares in thousands, except per share data)

2. Earnings per share

Basic net income per share is calculated by dividing net income attributable to DaVita Inc., net of the decrease in noncontrolling interest redemption rights in excess of fair value, by the weighted average number of common shares and vested stock units outstanding. Diluted net income per share includes the dilutive effect of outstanding stock-settled stock appreciation rights, stock options and unvested stock units (under the treasury stock method).

The reconciliations of the numerators and denominators used to calculate basic and diluted earnings per share are as follows:

	Three months ended March 31,
	2012	2011
Basic:
Income from continuing operations attributable to DaVita Inc.	$140,120	$94,371
Decrease in noncontrolling interest redemption rights in excess of fair value	—	27

Income from continuing operations for basic earnings per share calculation	$140,120	$94,398
Discontinued operations attributable to DaVita Inc.	—	131

Net income attributable to DaVita Inc. for basic earnings per share calculation	$140,120	$94,529

Weighted average shares outstanding during the period	93,766	96,258
Vested stock units	3	6

Weighted average shares for basic earnings per share calculation	93,769	96,264

Basic income from continuing operations per share attributable to DaVita Inc.	$1.49	$0.98

Basic net income per share attributable to DaVita Inc.	$1.49	$0.98

Diluted:
Income from continuing operations attributable to DaVita Inc.	$140,120	$94,371
Decrease in noncontrolling interest redemption rights in excess of fair value	—	27

Income from continuing operations for diluted earnings per share calculation	$140,120	$94,398
Discontinued operations attributable to DaVita Inc.	—	131

Net income attributable to DaVita Inc. for diluted earnings per share calculation	$140,120	$94,529

Weighted average shares outstanding during the period	93,766	96,258
Vested stock units	3	6
Assumed incremental shares from stock plans	1,960	2,114

Weighted average shares for diluted earnings per share calculation	95,729	98,378

Diluted income from continuing operations per share attributable to DaVita Inc.	$1.46	$0.96

Diluted net income per share attributable to DaVita Inc.	$1.46	$0.96

Anti-dilutive stock-settled awards excluded from calculation (1)	2,309	558

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

(dollars and shares in thousands, except per share data)

3. Stock-based compensation and other common stock transactions

Stock-based compensation recognized in a period represents the amortization during that period of the estimated grant-date fair value of current and prior stock-based awards over their vesting terms, adjusted for expected forfeitures. Shares issued upon exercise of stock awards are generally issued from shares in treasury. The Company has used the Black-Scholes-Merton valuation model for estimating the grant-date fair value of stock-settled stock appreciation rights granted in all periods. During the three months ended March 31, 2012, the Company granted 100 stock-settled stock appreciation rights with an aggregate grant-date fair value of $1,916 and a weighted-average expected life of approximately 3.5 years, and also granted 8 stock units with an aggregate grant-date fair value of $672 and a weighted-average expected life of approximately 2.0 years.

For the three months ended March 31, 2012 and 2011, the Company recognized $12,550 and $9,716, respectively, in stock-based compensation expense for stock appreciation rights, stock units and discounted employee stock plan purchases, which are primarily included in general and administrative expenses. The estimated tax benefits recorded for stock-based compensation through March 31, 2012 and 2011 was $4,723 and $3,673, respectively. As of March 31, 2012, there was $82,358 of total estimated unrecognized compensation cost related to nonvested stock-based compensation arrangements under the Company’s equity compensation and stock purchase plans. The Company expects to recognize this cost over a weighted average remaining period of 1.4 years.

During the three months ended March 31, 2012 and 2011, the Company received $1,391 and $2,244, respectively, in cash proceeds from stock option exercises and $10,890 and $13,868, respectively, in actual tax benefits upon the exercise of stock awards.

4. Long-term debt

Long-term debt was comprised of the following:

	March 31, 2012	December 31, 2011
Senior Secured Credit Facilities:
Term Loan A	$937,500	$950,000
Term Loan A-2	199,000	199,500
Term Loan B	1,728,125	1,732,500
Senior notes	1,550,000	1,550,000
Acquisition obligations and other notes payable	32,209	37,447
Capital lease obligations	52,104	43,364

Total debt principal outstanding	4,498,938	4,512,811
Discount on long-term debt	(7,427)	(7,842)

	4,491,511	4,504,969
Less current portion	(89,646)	(87,345)

	$4,401,865	$4,417,624

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

(dollars and shares in thousands, except per share data)

Scheduled maturities of long-term debt at March 31, 2012 were as follows:

2012 (remainder of the year)	58,189
2013	126,747
2014	178,987
2015	678,555
2016	1,861,859
2017	6,098
Thereafter	1,588,503

During the first three months of 2012, the Company made mandatory principal payments under its Senior Secured Credit Facilities totaling $12,500 on the Term Loan A, $500 on the Term Loan A-2 and $4,375 on the Term Loan B.

The Company has entered into several interest rate swap agreements as a means of hedging its exposure to and volatility from variable-based interest rate changes as part of its overall risk management strategy. These agreements are not held for trading or speculative purposes and have the economic effect of converting the LIBOR variable component of the Company’s interest rate to a fixed rate. These swap agreements are designated as cash flow hedges, and as a result, hedge-effective gains or losses resulting from changes in the fair values of these swaps are reported in other comprehensive income until such time as each specific swap tranche is realized, at which time the amounts are reclassified into net income. Net amounts paid or received for each specific swap tranche that have settled have been reflected as adjustments to debt expense. In addition, the Company has entered into several interest rate cap agreements that have the economic effect of capping the Company’s maximum exposure to LIBOR variable interest rate changes on specific portions of the Company’s Term Loan B debt, as described below. These cap agreements are also designated as cash flow hedges and as a result changes in the fair values of these cap agreements are reported in other comprehensive income. The amortization of the original cap premium is recognized as a component of debt expense on a straight line basis over the term on the cap agreements. The swap and cap agreements do not contain credit-risk contingent features.

As of March 31, 2012, the Company maintained a total of nine interest rate swap agreements with amortizing notional amounts totaling $937,500. These agreements had the economic effect of modifying the LIBOR variable component of the Company’s interest rate on an equivalent amount of the Company’s Term Loan A to fixed rates ranging from 1.59% to 1.64%, resulting in an overall weighted average effective interest rate of 4.11%, including the Term Loan A margin of 2.50%. The swap agreements expire by September 30, 2014 and require monthly interest payments. The Company estimates that approximately $11,900 of existing unrealized pre-tax losses in other comprehensive income at March 31, 2012 will be reclassified into income over the next twelve months.

As of March 31, 2012, the Company maintained five interest rate cap agreements with notional amounts totaling $1,250,000. These agreements have the economic effect of capping the LIBOR variable component of the Company’s interest rate at a maximum of 4.00% on an equivalent amount of the Company’s Term Loan B debt. The cap agreements expire on September 30, 2014.

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

(dollars and shares in thousands, except per share data)

The following table summarizes the Company’s derivative instruments as of March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
Derivatives designated as hedging instruments	Balance sheet location	Fair value	Balance sheet location	Fair value
Interest rate swap agreements	Other long- term liabilities	$23,196	Other long- term liabilities	$23,145

Interest rate cap agreements	Other long- term assets	$958	Other long- term assets	$1,381

The following table summarizes the effects of the Company’s interest rate swap and cap agreements for the three months ended March 31, 2012 and 2011:

	Amount of gains (losses) recognized in OCI on interest rate swap and cap agreements		Location of gains (losses) reclassified from accumulated OCI into income	Amount of gains (losses) reclassified from accumulated OCI into income
	Three months ended March 31,			Three months ended March 31,
Derivatives designated as cash flow hedges	2012	2011		2012	2011
Interest rate swap agreements	$(3,276)	$(3,200)	Debt expense	$(3,225)	$(2,254)
Interest rate cap agreements	(424)	(3,564)	Debt expense	(897)	(598)
Tax benefit	1,439	2,630		1,602	1,109

Total	$(2,261)	$(4,134)		$(2,520)	$(1,743)

As of March 31, 2012, interest rates on the Company’s Term Loan A-2 and Term Loan B debt are set at their interest rate floors. Interest rates on the Company’s senior notes and Term Loan A are fixed and economically fixed, respectively, while rates on $1,250,000 of the Company’s Term Loan B is subject to interest rate caps.

As a result of the swap and cap agreements, the Company’s overall weighted average effective interest rate on the Senior Secured Credit Facilities was 4.63%, based upon the current margins in effect of 2.50% for the Term loan A, 3.50% for the Term Loan A-2 and 3.00% for the Term Loan B, as of March 31, 2012.

The Company’s overall weighted average effective interest rate during the first quarter of 2012 was 5.27% and as of March 31, 2012 was 5.28%.

As of March 31, 2012, the Company had undrawn revolving credit facilities totaling $350,000 of which approximately $52,297 was committed for outstanding letters of credit.

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

2010 U.S. Attorney Physician Relationship Investigation: In May 2010, the Company received a subpoena from the OIG’s office in Dallas, Texas. The subpoena covers the period from January 1, 2005 to May 2010, and seeks production of a wide range of documents relating to the Company’s operations, including documents related to, among other things, financial relationships with physicians and joint ventures. The Company met with representatives of the government to discuss the scope of the subpoena and the production of responsive documents. The Company has been advised that this is a civil investigation. The Company is cooperating with the inquiry. The Company can make no assurances as to the time or resources that will be needed to devote to this litigation or its final outcome.

2011 U.S. Attorney Physician Relationship Investigation: In August 2011, the Company announced it had learned that the U.S. Attorney’s Office for the District of Colorado would be looking into certain activities of the Company in connection with information being provided to a grand jury. The Company announced further that it understood that this investigation was at a very preliminary stage, and while its precise scope was unclear, it appeared to overlap, at least in part, with the 2010 U.S. Attorney Physician Relationship Investigation described above. Subsequent to the Company’s announcement of this 2011 U.S. Attorney Physician Relationship Investigation, it received a subpoena for documents which substantially overlaps with the subpoena in the 2010 U.S. Attorney Physician Relationship Investigation described above and covers the period from January 2006 to September 2011. The Company is cooperating with the government and is producing the requested records. Certain current and former members of the Board and executives received subpoenas in November 2011 and thereafter to testify before the grand jury, and other Company representatives may also receive subpoenas for testimony related to this matter. The Company can make no assurances as to the time or resources that will be needed to devote to this litigation or its final outcome.

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

In June 2004, DVA Renal Healthcare was served with a complaint filed in the Superior Court of California by one of its former employees who worked for its California acute services program. The complaint, which is styled as a class action, alleges, among other things, that DVA Renal Healthcare failed to provide overtime wages, defined rest periods and meal periods, or compensation in lieu of such provisions and failed to comply with certain other California Labor Code requirements. The parties reached an agreement last year to fully resolve this matter for an amount that did not materially impact the Company’s financial results. That settlement has now received final approval from the court.

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

The Company’s investments consist of the following:

	March 31, 2012			December 31, 2011
	Held to maturity	Available for sale	Total	Held to maturity	Available for sale	Total
Certificates of deposit, money market funds and U.S. treasury notes due within one year	$7,416	$—	$7,416	$11,754	$—	$11,754
Investments in mutual funds	—	11,097	11,097	—	15,535	15,535

	$7,416	$11,097	$18,513	$11,754	$15,535	$27,289

Short-term investments	$7,416	$1,200	$8,616	$11,754	$5,645	$17,399
Long-term investments	—	9,897	9,897	—	9,890	9,890

	$7,416	$11,097	$18,513	$11,754	$15,535	$27,289

The cost of the certificates of deposit and money market funds at March 31, 2012 and in addition, U.S. treasury notes at December 31, 2011, approximates their fair value. As of March 31, 2012 and December 31, 2011, the available for sale investments include $1,500 and $(255) of gross pre-tax gains (loss), respectively. During the three months ended March 31, 2012, the Company recorded gross pre-tax unrealized gains of $1,877, or $1,146 after tax, in other comprehensive income associated with changes in the fair value of these investments. During the three months ended March 31, 2012, the Company sold investments in mutual funds and its shares of NxStage common stock for net proceeds of $6,791, and recognized a pre-tax gain of $123, or $75 after tax, that was previously recorded in other comprehensive income. During the three months ended March 31, 2011, the Company sold investments in mutual funds for net proceeds of $1,149, and recognized a pre-tax loss of $93, or $57 after tax, that was previously recorded in other comprehensive income.

As of March 31, 2012, investments totaling approximately $2,900 classified as held to maturity are investments used to maintain certain capital requirements of the special needs plans of VillageHealth, which is a wholly-owned subsidiary of the Company. As of December 31, 2009, the Company discontinued the VillageHealth special needs plans and is still in process of paying out all incurred claims. During the first quarter of 2012, the Company received a total of $4,339 in cash from various state regulatory agencies. The Company also expects to liquidate these remaining investments as soon as the various state regulatory agencies approve the release of these investments.

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

The following table summarizes the Company’s assets, liabilities and temporary equity measured at fair value on a recurring basis as of March 31, 2012:

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Available for sale securities	$11,097	$11,097	$—	$—

Interest rate cap agreements	$958	$—	$958	$—

Liabilities
Interest rate swap agreements	$23,196	$—	$23,196	$—

Temporary equity
Noncontrolling interests subject to put provisions	$504,491	$—	$—	$504,491

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

The Company has other financial instruments in addition to the above that consist primarily of cash, accounts receivable, accounts payable, other accrued liabilities, and debt. The balances of the non-debt financial instruments are presented in the condensed consolidated financial statements at March 31, 2012 at their approximate fair values due to the short-term nature of their settlements. The carrying amount of the Company’s Senior Secured Credit Facilities totaled $2,857,198 as of March 31, 2012 and the fair value was $2,863,323 based upon quoted market prices. The fair value of the Company’s senior notes was approximately $1,615,720 at March 31, 2012, based upon quoted market prices, as compared to the carrying amount of $1,550,000.

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

Additionally, the Company has certain other potential commitments to provide operating capital to several dialysis centers that are wholly-owned by third parties or centers in which the Company owns a minority equity investment as well as to physician-owned vascular access clinics that the Company operates under management and administrative services agreements of approximately $4,000.

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

9. Income taxes

As of March 31, 2012, the Company’s total liability for unrecognized tax benefits relating to tax positions that do not meet the more-likely-than-not threshold is $9,291, all of which would impact the Company’s effective tax rate if recognized. This balance represents an increase of $348 from the December 31, 2011 balance of $8,943 mostly due to the addition of interest in 2012.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in its income tax expense. At March 31, 2012 and December 31, 2011, the Company had approximately $4,040 and $3,420, respectively, accrued for interest and penalties related to unrecognized tax benefits, net of federal tax benefits.

10. Acquisitions

Dialysis and other acquisitions

During the first quarter of 2012, the Company acquired dialysis businesses consisting of 28 dialysis centers located in the United States and one direct primary care business for a total of $132,699 in cash and deferred

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

(dollars and shares in thousands, except per share data)

purchase price obligations totaling $286. The assets and liabilities for all acquisitions were recorded at their estimated fair market values at the dates of the acquisitions and are included in the Company’s financial statements and operating results from the designated effective dates of the acquisitions.

The following table summarizes the assets acquired and liabilities assumed in these transactions and recognized at their acquisition dates at estimated fair values, as well as the estimated fair value of the noncontrolling interests assumed in these transactions:

Three months ended March 31, 2012
Tangible assets, principally leasehold improvements and equipment	$9,745
Amortizable intangible assets	10,635
Goodwill	117,975
Liabilities assumed	(3,900)
Noncontrolling interests assumed	(1,470)

$132,985

Amortizable intangible assets acquired during the first three months of 2012 had weighted-average estimated useful lives of 9.3 years. The total amount of goodwill deductible for tax purposes associated with these acquisitions is approximately $117 million.

The DSI Renal Inc. purchase price allocations will be finalized upon completion of the final short period tax returns.

11. Segment reporting

The Company operates principally as a dialysis and related lab services business but also operates other ancillary services and strategic initiatives. These ancillary services and strategic initiatives consist primarily of pharmacy services, infusion therapy services, disease management services, vascular access services, ESRD clinical research programs, physician services, direct primary care and the Company’s international dialysis operations. For internal management reporting, the dialysis and related lab services business and each of the ancillary services and strategic initiatives have been defined as separate operating segments by management since separate financial information is regularly produced and reviewed by the Company’s chief operating decision maker in making decisions about allocating resources and assessing financial results. The Company’s chief operating decision maker is its Chief Executive Officer. The U.S. dialysis and related lab services business qualifies as a separately reportable segment and all references to dialysis and related lab services continue to refer only to the Company’s U.S. dialysis and related lab services business. All of the other ancillary services and strategic initiatives operating segments, including the Company’s international dialysis operations, have been combined and disclosed in the other segments category.

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

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

(dollars and shares in thousands, except per share data)

The following is a summary of segment operating revenues, segment operating margin (loss), and a reconciliation of segment operating margin to consolidated income before income taxes:

	Three months ended March 31,
	2012	2011
Segment operating revenues:
Dialysis and related lab services
Patient service operating revenues:
External sources	$1,762,578	$1,497,434
Intersegment revenues	4,059	2,206

Total dialysis and related lab services patient service operating revenues	1,766,637	1,499,640
Less: Provision for uncollectible accounts related to patient service revenues	(53,008)	(41,071)

Net dialysis and related lab services patient service operating revenues	1,713,629	1,458,569
Other revenues (1)	2,885	2,532

Total net dialysis and related lab services operating revenues	1,716,514	1,461,101

Other – Ancillary services and strategic initiatives
Net patient service operating revenues	$1,122	$—
External sources	153,058	103,418
Intersegment revenues	2,044	2,297

Total ancillary services and strategic initiatives operating revenues	156,224	105,715

Total net segment operating revenues	1,872,738	1,566,816
Elimination of intersegment revenues	(6,103)	(4,503)

Consolidated net operating revenues	$1,866,635	$1,562,313

Consolidated operating revenues before provision for uncollectible accounts	$1,919,643	$1,603,384

Segment operating margin (loss) (2):
Dialysis and related lab services	$348,030	$252,315
Other – Ancillary services and strategic initiatives	(17,392)	(8,784)

Total segment margin	330,638	243,531
Reconciliation of segment operating margin to consolidated income before income taxes:
Stock-based compensation	(12,550)	(9,716)
Equity investment income	2,632	1,519

Consolidated operating income	320,720	235,334
Debt expense	(61,381)	(58,595)
Other income	1,039	841

Consolidated income from continuing operations before income taxes	$260,378	$177,580

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

(dollars and shares in thousands, except per share data)

(1)

Includes management fees related to providing management and administrative services to dialysis centers that are wholly-owned by third parties or centers in which the Company owns a minority equity investment.

(2)

Certain costs associated with our international operations that were previously reported in the dialysis and related lab services have been reclassified to the ancillary services and strategic initiatives to conform to the current year presentation.

Depreciation and amortization expense for the dialysis and related lab services for the three months ended March 31, 2012 was $73,726 and was $2,249 for the ancillary services and strategic initiatives.

Depreciation and amortization expense for the dialysis and related lab services for the three months ended March 31, 2011 was $60,123, and was $1,715 for the ancillary services and strategic initiatives.

Summary of assets by segment is as follows:

	March 31, 2012	December 31, 2011
Segment assets
Dialysis and related lab services	$8,833,197	$8,588,671
Other – Ancillary services and strategic initiatives	296,931	276,176
Equity investments	26,956	27,325

Consolidated assets	$9,157,084	$8,892,172

For the three months ended March 31, 2012, the total amount of expenditures for property and equipment including capital leases for the dialysis and related lab services was $116,456 and was $5,657 for the ancillary services and strategic initiatives.

For the three months ended March 31, 2011, the total amount of expenditures for property and equipment including capital leases for the dialysis and related lab services were $67,119 and were $1,563 for the ancillary services and strategic initiatives.

As of March 31, 2012, there was $4,968,608 and $95,969 of goodwill associated with the dialysis and related lab services business and the ancillary services and strategic initiatives, respectively.

As of December 31, 2011, there was $4,865,864 and $81,112 of goodwill associated with the dialysis and related lab services business and the ancillary services and strategic initiatives, respectively.

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

(dollars and shares in thousands, except per share data)

12. Changes in DaVita Inc.’s ownership interest in consolidated subsidiaries

The effects of changes in DaVita Inc.’s ownership interest on the Company’s equity are as follows:

	Three months ended March 31,
	2012	2011
Net income attributable to DaVita Inc.	$140,120	$94,502

Increase in paid-in capital for sales of noncontrolling interests	5	27
Decrease in paid-in capital for the purchase of noncontrolling interests	(897)	(614)

Net transfer to noncontrolling interests	(892)	(587)

Change from net income attributable to DaVita Inc. and transfers to noncontrolling interests	$139,228	$93,915

13. Variable interest entities

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

Accordingly, since the Company bears the majority of the risks and rewards attendant to their ownership, the Company consolidates these VIEs as their primary beneficiary. Total assets of these consolidated operating VIEs were approximately $6,000 and their liabilities to unrelated third parties were approximately $5,000 at March 31, 2012.

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

14. Accounts receivable

Accounts receivable are reduced by an allowance for doubtful accounts. In evaluating the ultimate collectability and net realizable value of the Company’s accounts receivable, the Company analyzes its historical cash collection experience and trends for each of its government payors and commercial payors to estimate the adequacy of the allowance for doubtful accounts and the amount of the provision for bad debts. Management regularly updates its analysis based upon the most recent information available to it to determine its current provision for bad debts and the adequacy of its allowance for doubtful accounts. For receivables associated with services provided to patients covered by government payors, like Medicare, the Company receives 80% of the payment directly from Medicare as established under the governments bundled payment system and determines an appropriate allowance for doubtful accounts and provision for bad debts on the remaining balance due depending upon the Company’s estimate of the amounts ultimately collectible from other secondary coverage sources or from the patients. For receivables associated with services to patients covered by commercial payors that are either based upon contractual terms or for non-contracted health plan coverage, the Company provides an allowance for doubtful accounts and a provision for bad debts based upon its historical collection experience, potential inefficiencies in its billing processes and for which collectability is determined to be unlikely. Less than 1% of the Company’s accounts receivable are associated with patient pay and it is the Company’s policy to reserve 100% of these outstanding accounts receivable balances when the amounts due are outstanding for more than four months.

During the quarter ended March 31, 2012, the Company’s allowance for doubtful accounts increased by approximately $38,895. This was primarily as a result of the provision for bad debts exceeding the amount of write-offs that occurred during the quarter as well as additional reserves associated with acquisitions. There were no unusual transactions impacting the allowance for doubtful accounts.

15. Goodwill

Each of the Company’s operating segments described in Note 11 to the condensed consolidated financial statements is considered to represent an individual reporting unit for goodwill impairment testing purposes, except that our new direct primary care segment is comprised of two reporting units and each sovereign jurisdiction within our new international operations segment is considered a separate reporting unit.

Within the U.S. dialysis and related lab services operating segment, the Company considers each of its dialysis centers to constitute an individual business for which discrete financial information is available. However, since these dialysis centers have similar operating and economic characteristics and resource allocation and significant investment decisions concerning these businesses are highly centralized and the benefits broadly distributed, the Company has aggregated these centers and deemed them to constitute a single reporting unit.

The Company has applied a similar aggregation to the infusion therapy branches in its infusion therapy services reporting unit, to the consolidated vascular access service centers in its vascular access services reporting unit, and to the physician practices in its physician services reporting unit. For the Company’s

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

(dollars and shares in thousands, except per share data)

operating segments not mentioned above, no component below the level of the operating segment is considered a discrete business and therefore these operating segments directly constitute individual reporting units.

During the first quarter of 2012, the Company did not record any goodwill impairment charges and, as of March 31, 2012, none of the goodwill associated with the Company’s various reporting units was considered at risk of impairment. Since the date of the Company’s last annual goodwill impairment test, there have been no material developments, events, changes in operating performance or other changes in circumstances that would cause management to believe it is more likely than not that the fair value of any of its reporting units would be less than its carrying amount.

16. Significant new accounting standards

On January 1, 2012, we adopted the Financial Accounting Standards Board’s, or FASB, Accounting Standard Update (ASU) No. 2011-08, Intangibles—Goodwill and Other. This standard amends the current two-step goodwill impairment test required under the existing accounting guidance. This amendment allows entities the option to first assess certain qualitative factors to ascertain whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount to determine if the two-step impairment test is necessary. If an entity concludes that certain events or circumstances prove that it is more likely than not that the fair value of a reporting unit is less than its carrying amount then an entity is required to proceed to step one of the two-step goodwill impairment test. This standard was effective on January 1, 2012. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

On January 1, 2012, we adopted FASB’s ASU No. 2011-07, Health Care Entities-Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts. This standard amends the current presentation and disclosure requirements for Health Care Entities that recognize significant amounts of patient service revenues at the time the services are rendered without assessing the patient’s ability to pay. This standard requires health care entities to reclassify the provision for bad debts from an operating expense to a deduction from patient service revenues. In addition, this standard requires more disclosure on the policies for recognizing revenue, assessing bad debts, as well as quantitative and qualitative information regarding changes in the allowance for doubtful accounts. This standard was applied retrospectively to all prior periods presented and was effective on January 1, 2012. Upon adoption of this standard, the Company changed its presentation of its provision for uncollectible accounts related to patient service revenues as a deduction from its patient service operating revenues and enhanced its disclosures as indicated above. See Note 14 to the condensed consolidated financial statements for further details.

On January 1, 2012, we adopted FASB’s ASU No. 2011-05, Comprehensive Income—Presentation of Comprehensive Income. This standard amends the current presentation requirements for comprehensive income by eliminating the presentation of the components of other comprehensive income within the statement of equity. This standard allows two options on how to present the various components of comprehensive income. These options are either to report the components of comprehensive income separately on the income statement or to present total other comprehensive income and the components of other comprehensive income in a separate statement. This standard does not change the items that must be reported in other comprehensive income or when an item must be reclassified into net income. The FASB temporarily deferred the requirement to present separate line items on the statement of income for the amounts that would be realized and reclassified out of accumulated other comprehensive income into net income. No timetable has been set for FASB’s reconsideration of this item. This standard, except for the requirements that were deferred, as stated above, was applied retrospectively and

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

(dollars and shares in thousands, except per share data)

was effective on January 1, 2012. Upon adoption of this standard, the Company presented total other comprehensive income and the components of other comprehensive income in a separate statement of comprehensive income.

On January 1, 2012, we adopted FASB’s ASU No. 2011-04, Fair Value Measurement. This standard amends the current fair value measurement and disclosure requirements to improve comparability between U.S. GAAP and International Financial Reporting Standards (IFRS). The intent of this standard is to update the disclosures that describe several of the requirements in U.S. GAAP for measuring fair value and to enhance disclosures about fair value measurements which will improve consistency between U.S. GAAP and IFRS. This standard does not change the application of the requirements on fair value measurements and disclosures. This was applied prospectively and was effective on January 1, 2012. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

17. Condensed consolidating financial statements

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

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

(dollars and shares in thousands, except per share data)

Condensed Consolidating Statements of Income

For the three months ended March 31, 2012	DaVita Inc.	Guarantor subsidiaries	Non-Guarantor subsidiaries	Consolidating adjustments	Consolidated total
Patient service operating revenues	$—	$1,315,992	$463,090	$(15,382)	$1,763,700
Less: Provision for uncollectible accounts	—	(38,846)	(14,162)	—	(53,008)

Net patient service operating revenues	—	1,277,146	448,928	(15,382)	1,710,692
Other revenues	123,593	146,965	21,255	(135,870)	155,943

Total net operating revenues	123,593	1,424,111	470,183	(151,252)	1,866,635
Operating expenses	93,158	1,230,436	373,573	(151,252)	1,545,915

Operating income	30,435	193,675	96,610	—	320,720
Debt (expense)	(62,181)	(51,218)	(6,366)	58,384	(61,381)
Other income	58,346	632	445	(58,384)	1,039
Income tax expense	10,773	78,112	6,610	—	95,495
Equity earnings in subsidiaries	124,293	59,540	—	(183,833)	—

Income from continuing operations	140,120	124,517	84,079	(183,833)	164,883
Discontinued operations	—	—	—	—	—

Net income	140,120	124,517	84,079	(183,833)	164,883
Less: Net income attributable to noncontrolling interests	—	—	—	(24,763)	(24,763)

Net income attributable to DaVita Inc.	$140,120	$124,517	$84,079	$(208,596)	$140,120

For the three months ended March 31, 2011
Patient service operating revenues	$—	$1,197,496	$310,233	$(10,295)	$1,497,434
Less: Provision for uncollectible accounts	—	(19,022)	(22,049)	—	(41,071)

Net patient service operating revenues	—	1,178,474	288,184	(10,295)	1,456,363
Other revenues	103,273	99,743	15,603	(112,669)	105,950

Total net operating revenues	103,273	1,278,217	303,787	(122,964)	1,562,313
Operating expenses	66,374	1,124,998	258,571	(122,964)	1,326,979

Operating income	36,899	153,219	45,216	—	235,334
Debt (expense)	(58,865)	(54,140)	(180)	54,590	(58,595)
Other income	54,867	315	249	(54,590)	841
Income tax expense	13,160	49,845	(46)	—	62,959
Equity earnings in subsidiaries	74,761	25,867	—	(100,628)	—

Income from continuing operations	94,502	75,416	45,331	(100,628)	114,621
Discontinued operations	—	7	124	—	131

Net income	94,502	75,423	45,455	(100,628)	114,752
Less: Net income attributable to noncontrolling interests	—	—	—	(20,250)	(20,250)

Net income attributable to DaVita Inc.	$94,502	$75,423	$45,455	$(120,878)	$94,502

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

(dollars and shares in thousands, except per share data)

Condensed Consolidating Balance Sheets

As of March 31, 2012	DaVita Inc.	Guarantor subsidiaries	Non-Guarantor subsidiaries	Consolidating adjustments	Consolidated total
Cash and cash equivalents	$421,772	$—	$27,518	$—	$449,290
Accounts receivable, net	—	942,721	324,148	—	1,266,869
Other current assets	25,683	559,748	72,810	—	658,241

Total current assets	447,455	1,502,469	424,476	—	2,374,400
Property and equipment, net	95,309	995,549	399,714	—	1,490,572
Amortizable intangibles, net	50,356	96,016	14,245	—	160,617
Investments in subsidiaries	6,928,492	1,127,684	—	(8,056,176)	—
Intercompany receivables	—	605,935	245,333	(851,268)	—
Other long-term assets and investments	10,972	53,728	2,218	—	66,918
Goodwill	—	4,002,037	1,062,540	—	5,064,577

Total assets	$7,532,584	$8,383,418	$2,148,526	$(8,907,444)	$9,157,084

Current liabilities	$239,260	$888,716	$114,139	$—	$1,242,115
Intercompany payables	365,902	—	485,366	(851,268)	—
Long-term debt and other long-term liabilities	4,321,211	622,545	64,792	—	5,008,548
Noncontrolling interests subject to put provisions	331,681	—	—	172,810	504,491
Total DaVita Inc. shareholders’ equity	2,274,530	6,872,157	1,184,019	(8,056,176)	2,274,530
Noncontrolling interest not subject to put provisions	—	—	300,210	(172,810)	127,400

Total equity	2,274,530	6,872,157	1,484,229	(8,228,986)	2,401,930

Total liabilities and equity	$7,532,584	$8,383,418	$2,148,526	$(8,907,444)	$9,157,084

As of December 31, 2011
Cash and cash equivalents	$365,276	$—	$28,476	$—	$393,752
Accounts receivable, net	—	926,041	269,122	—	1,195,163
Other current assets	14,665	598,721	79,307	—	692,693

Total current assets	379,941	1,524,762	376,905	—	2,281,608
Property and equipment, net	78,038	971,867	382,746	—	1,432,651
Amortizable intangibles, net	53,276	95,900	10,315	—	159,491
Investments in subsidiaries	6,696,039	1,089,920	—	(7,785,959)	—
Intercompany receivables	—	472,200	253,447	(725,647)	—
Other long-term assets and investments	11,388	56,134	3,924	—	71,446
Goodwill	—	3,903,542	1,043,434	—	4,946,976

Total assets	$7,218,682	$8,114,325	$2,070,771	$(8,511,606)	$8,892,172

Current liabilities	$148,994	$889,172	$114,950	$—	$1,153,116
Intercompany payables	271,890	—	453,757	(725,647)	—
Long-term debt and other long-term liabilities	4,351,346	585,675	55,694	—	4,992,715
Noncontrolling interests subject to put provisions	305,377	—	—	172,839	478,216
Total DaVita Inc. shareholders’ equity	2,141,075	6,639,478	1,146,481	(7,785,959)	2,141,075
Noncontrolling interest not subject to put provisions	—	—	299,889	(172,839)	127,050

Total equity	2,141,075	6,639,478	1,446,370	(7,958,798)	2,268,125

Total liabilities and equity	$7,218,682	$8,114,325	$2,070,771	$(8,511,606)	$8,892,172

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

(dollars and shares in thousands, except per share data)

Condensed Consolidating Statements of Cash Flows

For the three months ended March 31, 2012	DaVita Inc.	Guarantor subsidiaries	Non-Guarantor subsidiaries	Consolidating adjustments	Consolidated total
Cash flows from operating activities:
Net income	$140,120	$124,517	$84,079	$(183,833)	$164,883
Changes in operating assets and liabilities and non-cash items included in net income	(49,986)	60,253	(27,109)	183,833	166,991

Net cash provided by operating activities	90,134	184,770	56,970	—	331,874

Cash flows from investing activities:
Additions of property and equipment, net	(18,640)	(58,812)	(35,007)	—	(112,459)
Acquisitions	—	(116,269)	(16,430)	—	(132,699)
Proceeds from asset sales	—	825	—	—	825
Proceeds from investment sales and other items	6,302	4,341	—	—	10,643

Net cash used in investing activities	(12,338)	(169,915)	(51,437)	—	(233,690)

Cash flows from financing activities:
Long-term debt and related financing costs, net	(17,158)	(10,678)	4,437	—	(23,399)
Intercompany borrowing	(11,910)	95	11,815	—	—
Other items	7,768	(4,272)	(22,754)	—	(19,258)

Net cash used in financing activities	(21,300)	(14,855)	(6,502)	—	(42,657)

Effect of exchange rate changes on cash	—	—	11	—	11

Net increase (decrease) in cash and cash equivalents	56,496	—	(958)	—	55,538
Cash and cash equivalents at beginning of period	365,276	—	28,476	—	393,752

Cash and cash equivalents at end of period	$421,772	$—	$27,518	$—	$449,290

For the three months ended March 31, 2011
Cash flows from operating activities:
Net income	$94,502	$75,423	$45,455	$(100,628)	$114,752
Changes in operating assets and liabilities and non-cash items included in net income	(18,903)	120,077	13,229	100,628	215,031

Net cash provided by operating activities	75,599	195,500	58,684	—	329,783

Cash flows from investing activities:
Additions of property and equipment, net	(6,946)	(41,030)	(19,554)	—	(67,530)
Acquisitions	—	(81,523)	—	—	(81,523)
Proceeds from asset sales	—	2,812	—	—	2,812
Proceeds from investment sales and other items	850	3	—	—	853

Net cash used in investing activities	(6,096)	(119,738)	(19,554)	—	(145,388)

Cash flows from financing activities:
Long-term debt and related financing costs, net	(31,425)	(147)	663	—	(30,909)
Intercompany borrowing	98,982	(75,644)	(23,338)	—	—
Other items	10,606	29	(18,228)	—	(7,593)

Net cash provided by (used in) financing activities	78,163	(75,762)	(40,903)	—	(38,502)

Net increase (decrease) in cash and cash equivalents	147,666	—	(1,773)	—	145,893
Cash and cash equivalents at beginning of period	856,803	—	3,314	—	860,117

Cash and cash equivalents at end of period	$1,004,469	$—	$1,541	$—	$1,006,010

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

Results of operations

We operate principally as a dialysis and related lab services business in the United States but also operate other ancillary services and strategic initiatives. These ancillary services and strategic initiatives consist of pharmacy services, infusion therapy services, disease management services, vascular access services, ESRD clinical research programs and physician services, direct primary care and our international dialysis operations. The U.S. dialysis and related lab services business qualifies as a separately reportable segment and all references to dialysis and related lab services continue to refer only to our U.S. dialysis and related lab services business. All of the other ancillary services and strategic initiatives operating segments, including our international dialysis operations, have been combined and disclosed in the other segments category.

Our consolidated operating results for the first quarter of 2012 compared with the prior sequential quarter and the same quarter of 2011 were as follows:

	Three months ended
	March 31, 2012			December 31, 2011			March 31, 2011
	(dollar amounts rounded to nearest million)
Consolidated operating revenues	$1,920	100%		$1,862	100%		$1,603	100%

Patient service operating revenues	$1,764			$1,714			$1,497
Less: Provision for uncollectible accounts related to patient service revenues	(53)	3%		(52)	3%		(41)	3%

Net patient service operating revenues	1,711			1,662			1,456
Other revenues	156			148			106

Total net operating revenues	1,867			1,810			1,562

Operating expenses and charges:
Patient care costs	1,263	66%		1,214	65%		1,114	69%
General and administrative	207	11%		193	10%		152	10%
Depreciation and amortization	76	4%		73	4%		62	4%
Provision for uncollectible accounts	2	—		3	—		1	—
Equity investment income	(3)	—		(2)	—		(2)	—

Total operating expenses and charges	1,546	83	%(1)	1,480	82	%(1)	1,327	85	%(1)

Operating income	$321	17%		$330	18%		$235	15%

(1)	The percentages include total operating expenses and charges and the provision for uncollectible accounts related to patient service revenues.

The following table summarizes consolidated net operating revenues:

	Three months ended
	March 31, 2012	December 31, 2011	March 31, 2011
	(dollar amounts rounded to nearest million)
Dialysis and related lab services patient service operating revenues	$1,767	$1,717	$1,500
Less: Provision for uncollectible accounts related to patient service revenues	(53)	(52)	(41)

Dialysis and related lab services net patient service operating revenues	$1,714	$1,665	$1,459
Other revenues	3	3	2

Total net dialysis and related lab services operating revenues	1,717	1,668	1,461
Other – Ancillary services and strategic initiatives	155	147	106
Other – Ancillary services and strategic initiatives net patient service operating revenues	1	1	—

Total net segment operating revenues	1,873	1,816	1,567
Elimination of intersegment revenues	(6)	(6)	(5)

Consolidated net operating revenues	$1,867	$1,810	$1,562

Consolidated operating revenues	$1,920	$1,862	$1,603

The following table summarizes consolidated operating income:

	Three months ended
	March 31, 2012	December 31, 2011	March 31, 2011
	(dollar amounts rounded to nearest million)
Dialysis and related lab services	$348	$353	$252
Other – Ancillary services and strategic initiatives	(17)	(13)	(9)

Total segment operating income	331	340	244
Reconciling items:
Stock-based compensation	(13)	(12)	(10)
Equity investment income	3	2	2

Consolidated operating income	$321	$330	$235

Consolidated operating revenues

Consolidated operating revenues for the first quarter of 2012 increased by approximately $58 million, or approximately 3.1%, as compared to the fourth quarter of 2011. The increase in consolidated operating revenues was primarily due to an increase in dialysis and related lab services operating revenues of approximately $50 million, principally due to strong volume growth from additional treatments from non-acquired growth and acquisitions, partially offset by a reduction in the number of treatments due to one fewer treatment day in the first quarter of 2012. The increase in the consolidated operating revenues was also due to an increase of approximately $3 in the average dialysis revenue per treatment, as described below.

Consolidated operating revenues for the first quarter of 2012 increased by approximately $317 million, or approximately 19.8%, as compared to the first quarter of 2011. The increase in consolidated operating revenues was primarily due to an increase in dialysis and related lab services operating revenues of approximately $268 million, principally due to strong volume growth from additional treatments from non-acquired treatment growth in existing and new centers and growth through acquisitions, and as a result of one additional treatment day in the first quarter of 2012. The increase in consolidated operating revenues was also due to an increase of approximately $6 in the average dialysis revenue per treatment, as described below, and was also due to an increase of approximately $50 million in the ancillary services and strategic initiatives revenues primarily from growth in our pharmacy services.

Consolidated operating income

Consolidated operating income for the first quarter of 2012 decreased by approximately $9 million, or approximately 2.7%, as compared to the fourth quarter of 2011. The decrease was primarily due to one fewer treatment day in the first quarter of 2012, a decline in productivity, seasonally higher payroll taxes, an increase in our pharmaceuticals costs and an increase in our professional fees for compliance and legal matters, partially offset by strong volume growth in the number of treatments and an increase in the average revenue per treatment in the dialysis and related lab services of approximately $3, as described below.

Consolidated operating income for the first quarter of 2012 increased by approximately $86 million, or approximately 36.6%, as compared to the first quarter of 2011. The increase in consolidated operating income was primarily due to strong volume growth from additional treatments as a result of non-acquired growth in existing and new centers, growth through acquisitions and as a result of one additional treatment day in the first quarter of 2012, as well as from an increase in the average dialysis revenue per treatment of approximately $6, as described below. In addition, consolidated operating income also increased as a result of overall lower pharmaceutical costs mainly from a decline in the intensities of physician-prescribed pharmaceuticals and improvements in productivity, but was negatively impacted by higher labor and benefit costs, an increase in our professional fees for legal and compliance matters, as well as an increase in the operating losses associated with our ancillary services and strategic initiatives.

Operating segments

Dialysis and related lab services

	Three months ended
	March 31, 2012	December 31, 2011	March 31, 2011
	(dollar amounts rounded to nearest million, except per treatment data)
Dialysis and related lab services operating revenues	$1,770	$1,720	$1,502

Patient service operating revenues	$1,767	$1,717	$1,500
Less: Provision for uncollectible accounts related to patient service revenues	(53)	(52)	(41)

Net patient service operating revenues	1,714	1,665	1,459
Other revenues	3	3	2

Total net operating revenues	$1,717	$1,668	$1,461

Segment operating income	$348	$353	$252

Dialysis treatments	5,314,275	5,227,167	4,594,550
Average dialysis treatments per treatment day	68,132	66,167	59,669
Average dialysis revenue per treatment (including lab services)	$332	$329	$326

Operating revenues

Dialysis and related lab services’ operating revenues for the first quarter of 2012 increased by approximately $50 million, or approximately 2.9%, as compared to the fourth quarter of 2011. The increase in operating revenues was primarily due to an increase in the number of treatments of approximately 1.7% as a result of non-acquired treatment growth in existing and new centers and from growth through acquisitions, partially offset by a reduction in the number of treatments as a result of one fewer treatment day in the first quarter of 2012. The increase in operating revenues was also due to an increase in our average dialysis revenue per treatment of approximately $3, or approximately 1.2%. The increase in the average dialysis revenue per treatment was primarily due to an increase in our Medicare reimbursements and an increase in some of our commercial payment rates, partially offset by a slight decline in our commercial payor mix.

Dialysis and related lab services’ operating revenues increased by approximately $268 million, or 17.8%, in the first quarter of 2012, as compared to the first quarter of 2011. The increase in operating revenues in the first quarter of 2012 was principally due to strong volume growth from additional treatments of approximately 15.7%, and an increase in the average dialysis revenue per treatment of approximately $6, or approximately 1.8%. The increase in the number of treatments was primarily attributable to non-acquired treatment growth at existing and new centers and growth through acquisitions and as a result of one additional treatment day in the first quarter of 2012. The increase in the average dialysis revenue per treatment was primarily due to an increase in our Medicare reimbursements, an increase in some of our commercial payment rates, partially offset by a decline in our commercial payor mix and a decline in the intensities of physician-prescribed pharmaceuticals.

Operating expenses and charges

Patient care costs. Dialysis and related lab services’ patient care costs on a per treatment basis in the first quarter of 2012 increased $3 per treatment compared to the fourth quarter of 2011. The increase in patient care costs was primarily due to higher pharmaceuticals costs, a decline in productivity, seasonally higher payroll taxes, partially offset by lower benefit costs.

Dialysis and related lab services’ patient care costs on a per treatment basis decreased by approximately $11 in the first quarter of 2012 as compared to the first quarter of 2011. The decrease in the per treatment costs was primarily attributable to lower pharmaceutical costs mainly from a decline in the intensities of physician-prescribed pharmaceuticals, improvements in productivity, partially offset by higher labor and benefit costs.

General and administrative expenses. Dialysis and related lab services’ general and administrative expenses of approximately $167 million for the first quarter of 2012 increased by approximately $14 million and $45 million as compared to the fourth quarter of 2011 and first quarter of 2011, respectively. The increase in the first quarter of 2012 as compared to the fourth quarter of 2011 was primarily due to higher labor costs and related payroll taxes, an increase in professional fees in conjunction with compliance and legal matters, partially offset by lower benefit costs. The increase in the first quarter of 2012 as compared to the first quarter of 2011 was primarily due to higher labor and benefit costs and an increase in professional fees in conjunction with compliance and legal matters.

Depreciation and amortization. Depreciation and amortization for dialysis and related lab services was approximately $74 million for the first quarter of 2012, $71 million for the fourth quarter of 2011 and $60 million for the first quarter of 2011. The increases in depreciation and amortization in the first quarter of 2012, as compared to both the fourth quarter of 2011 and the first quarter of 2011, was primarily due to growth in newly developed centers and from acquired centers.

Provision for uncollectible accounts. The provision for uncollectible accounts receivable for dialysis and related lab services was 3.0% for both the first quarter of 2012 and the fourth quarter of 2011, and was 2.7% for the first quarter of 2011. We assess our level of the provision for uncollectible accounts based upon our historical cash collection experience and trends, and have and will continue to adjust the provision as necessary as a result of changes in our cash collections.

Segment operating income

Dialysis and related lab services’ operating income for the first quarter of 2012 decreased by approximately $5 million, as compared to the fourth quarter of 2011. The decrease in operating income was primarily due to one fewer treatment day in the first quarter of 2012, a decline in productivity, seasonally higher payroll taxes, an increase in pharmaceutical costs and an increase in our professional fees in conjunction with compliance and legal matters. However, operating income benefitted from strong volume growth, an increase in the average dialysis revenue per treatment of approximately $3, as discussed above, and from lower benefit costs.

Dialysis and related lab services’ operating income for the first quarter of 2012 increased by approximately $96 million, as compared to the first quarter of 2011. The increase in operating income was primarily attributable to strong volume growth in revenues from additional treatments as a result of non-acquired treatment growth and growth through acquisitions, and as a result of one additional treatment day in the first quarter of 2012, as well as from an increase in the average dialysis revenue per treatment of approximately $6, as described above. Dialysis and related lab services’ operating income also increased as a result of lower overall pharmaceutical costs mainly from a decline in the intensities of physician-prescribed pharmaceuticals and improvements in productivity, but was negatively impacted by higher labor costs and related payroll taxes, additional benefit costs and an increase in professional fees in conjunction with compliance and legal matters.

Other – Ancillary services and strategic initiatives

	Three months ended
	March 31, 2012	December 31, 2011	March 31, 2011
	(dollar amounts rounded to nearest million)
Other revenues	$155	$147	$106
Net patient service operating revenues	1	1	—

Total net operating revenues	$156	$148	$106

Segment operating loss	$(17)	$(13)	$(9)

Net operating revenues

The ancillary services and strategic initiatives’ net operating revenues for the first quarter of 2012 increased by approximately $8 million as compared to the fourth quarter of 2011. The increase was primarily due to an increase in revenues in our pharmacy services due to volume growth and an increase in revenues associated with our disease management services, partially offset by a decrease in revenues associated with our ESRD clinical research programs.

The increase in net operating revenues for the first quarter of 2012 of approximately $50 million, as compared to the first quarter of 2011, was primarily due to volume growth in our pharmacy services, an increase in revenues in our disease management services and in our infusion therapy services.

Operating expenses

Ancillary services and strategic initiatives’ operating expenses for the first quarter of 2012 increased by approximately $12 million as compared to the fourth quarter of 2011. The increase in operating expenses was primarily due to volume growth and an increase in labor costs associated with our pharmacy services, start up costs associated with our new direct primary care services and an increase in expenses in our disease management services.

Ancillary services and strategic initiatives’ operating expenses for the first quarter of 2012 increased by approximately $58 million as compared to the first quarter in 2011. The increase in operating expenses was primarily due to volume growth in our pharmacy services, an increase in medical supply costs, an increase in labor and benefit costs and start up costs associated with our new direct primary care services.

Segment operating results

Ancillary services and strategic initiatives’ operating losses increased by approximately $4 million in the first quarter of 2012 as compared to the fourth quarter of 2011. The increase in operating losses was primarily due to a decrease in revenues associated with our ESRD clinical research programs and additional operating losses associated with the start up of our new direct primary care services.

Ancillary services and strategic initiatives’ operating losses increased by approximately $8 million in the first quarter of 2012, as compared to the first quarter of 2011, which was primarily due to a decline in operating performance in our disease management services and in our ESRD clinical research programs, additional operating losses associated with the start up of our new direct primary care services, as well as additional expenses associated with our international expansion.

Corporate level charges

Stock-based compensation. Stock-based compensation of approximately $12.6 million in the first quarter of 2012 remained flat as compared to the fourth quarter of 2011 and increased by approximately $3 million as compared to the first quarter of 2011. The increase from the first quarter of 2011 was primarily due to an increase in the exercise price and fair value of grants that contributed expense to these respective periods.

Other income. Other income for the first quarter of 2012 increased by approximately $0.3 million as compared to the fourth quarter of 2011 and increased by approximately $0.2 million as compared to the first quarter of 2011.

Debt expense. Debt expense of $61.4 million in the first quarter of 2012 decreased by approximately $0.4 million as compared to the fourth quarter of 2011 and increased by $2.8 million as compared to the first quarter of 2011. The decrease in debt expense in the first quarter of 2012 as compared to the fourth quarter of 2011 was primarily due to fewer days outstanding during the first quarter of 2012. The increase in debt expense in the first quarter of 2012 as compared to the first quarter of 2011was primarily due to additional borrowings associated with the new Term Loan A-2 which bear higher interest rates. The overall weighted average effective interest rate for both the first quarter of 2012 and for the fourth quarter of 2011 was 5.27%, compared to 5.20% for the first quarter of 2011.

Equity investment income. Equity investment income was approximately $2.6 million for the first quarter of 2012, as compared to $2.2 million for the fourth quarter of 2011 and $1.5 million for the first quarter of 2011. The increases in equity income in the first quarter of 2012, as compared to the fourth quarter of 2011 and the first quarter of 2011, were primarily due to improvements in the operating performance of certain joint ventures.

Noncontrolling interests

Net income attributable to noncontrolling interests. Net income attributable to noncontrolling interests was $24.8 million for the first quarter of 2012, as compared to $28.0 million for the fourth quarter of 2011 and $20.3 million for the first quarter of 2011. The decrease in net income attributable to noncontrolling interests in the first quarter of 2012 as compared to the fourth quarter of 2011 was primarily due to lower profitability of our dialysis joint ventures. The increase in net income attributable to noncontrolling interests in the first quarter of 2012 as compared to the first quarter of 2011was primarily due to an increase in the overall number of joint ventures and an increase in the overall profitability of our dialysis joint ventures.

Accounts receivable

Our accounts receivable balances at March 31, 2012 and December 31, 2011 were $1,267 million and $1,195 million, respectively, which represented approximately 63 days and 61 days of revenue, respectively, net of bad debt provision. The increase in DSO was primarily the result of a slowdown in our Medicare cash collections as a result of Medicare implementing some additional new billing requirements. Our DSO calculation is based on the current quarter’s average revenues per day. There were no significant changes during the first quarter of 2012 from the fourth quarter of 2011 in the amount of unreserved accounts receivable over one year old or the amounts pending approval from third-party payors.

Outlook

We are raising our operating income guidance for 2012 to now be in the range of $1,230 million to $1,310 million. Our previous operating income guidance for 2012 was in the range of $1,200 million to $1,300 million. We also still expect our operating cash flows for 2012 to be in the range of $950 million to $1,050 million. These projections and the underlying assumptions involve significant risks and uncertainties, and actual results may vary significantly from these current projections. These risks and uncertainties, among others, include those relating to the concentration of profits generated from commercial payor plans, continued downward pressure on average realized payment rates from commercial payors, which may result in the loss of revenues or patients, a reduction in the number of patients under higher-paying commercial plans, a reduction in government payment rates under the Medicare ESRD program or other government-based programs, the impact of healthcare legislation that was enacted in the United States in March 2010, changes in pharmaceutical or anemia management practice patterns, payment policies or pharmaceutical pricing, our ability to maintain contracts with physician medical directors, legal compliance risks, including our continued compliance with complex government regulations, current or potential investigations by various government entities and related government or private-party proceedings, continued increased competition from large and medium-sized dialysis providers that compete directly with us, our ability to complete any acquisitions, mergers or dispositions that we might be considering or announce, or integrate and successfully operate any business we may acquire, and expansion of our operations and services to markets outside of the United States, or to businesses outside of dialysis. See “Risk Factors” in Part II, Item 1A. in this Quarterly Report on Form 10-Q and the cautionary language contained in the forward looking statements and associated risks as discussed under “Forward-looking statements” on page 27 for more information about these and other potential risks. We undertake no obligation to update or revise these projections, whether as a result of changes in underlying factors, new information, future events or otherwise.

Liquidity and capital resources

Liquidity and capital resources. Cash flow from operations during the first quarter of 2012 was $332 million, compared to $330 million during the first quarter of 2011. The increase in operating cash flow was primarily the result of improved cash earnings and the timing of payments for certain working capital expenditures, partially offset by an increase in our accounts receivable from a slowdown in cash collections. Non-operating cash outflows for the first quarter of 2012 included capital asset expenditures of $112 million, including $57 million for new center developments and relocations and $55 million for maintenance and information technology. We spent an additional $133 million for acquisitions. We paid distributions to noncontrolling interests of $26 million. Non-operating cash outflows for the first quarter of 2011 included capital asset expenditures of $68 million, including $28 million for new center developments and relocations and $40 million for maintenance and information technology. We also spent an additional $82 million for acquisitions and paid distributions to noncontrolling interests of $22 million.

During the first quarter of 2012, we acquired a total of 28 dialysis centers and opened 13 dialysis centers located in the United States. We previously provided management and administrative services to nine of the acquired centers. In addition, we also opened a total of four centers outside of the United States. During the first quarter of 2011, we acquired and opened a total of 33 dialysis centers, sold one center and closed two centers.

During the first three months of 2012, we made mandatory principal payments under our Senior Secured Credit Facilities totaling $12.5 million on the Term Loan A, $0.5 million on the Term Loan A-2 and $4.4 million on the Term Loan B.

As of March 31, 2012, we maintained a total of nine interest rate swap agreements with amortizing notional amounts totaling $938 million. These agreements had the economic effect of modifying the LIBOR variable component of our interest rate on an equivalent amount of our Term Loan A to fixed rates ranging from 1.59% to 1.64%, resulting in an overall weighted average effective interest rate of 4.11%, including the Term Loan A margin of 2.50%. The swap agreements expire by September 30, 2014 and require monthly interest payments. During the three months ended March 31, 2012, we accrued net charges of $3.2 million from these swaps which are included in debt expense. As of March 31, 2012, the total fair value of these swap agreements was a liability of $23.2 million. We estimate that approximately $11.9 million of existing unrealized pre-tax losses in other comprehensive income at March 31, 2012 will be reclassified into income over the next twelve months.

As of March 31, 2012, we maintained five interest rate cap agreements with notional amounts totaling $1.25 billion. These agreements have the economic effect of capping the LIBOR variable component of our interest rate at a maximum of 4.00% on an equivalent amount of our Term Loan B debt. The cap agreements expire on September 30, 2014. As of March 31, 2012, the total fair value of these cap agreements was an asset of $1.0 million. During the three months ended March 31, 2012, we recorded $0.3 million, net of tax, as a decrease to other comprehensive income due to unrealized valuation changes in the cap agreements, net of the amortization of the interest rate cap premiums that were reclassified into net income.

As a result of the swap and cap agreements, our overall weighted average effective interest rate on the Senior Secured Credit Facilities was 4.63%, based upon the current margins in effect of 2.50% for the Term Loan A, 3.50% for the Term Loan A-2 and 3.00% for the Term Loan B, as of March 31, 2012.

As of March 31, 2012, interest rates on our Term Loan A-2 and Term Loan B debt are set at their interest rate floors. Interest rates on our senior notes and Term Loan A are fixed and economically fixed, respectively, while rates on $1.25 billion of our Term Loan B are subject to interest rate caps.

Our overall weighted average effective interest rate during the first quarter of 2012 was 5.27% and as of March 31, 2012 was 5.28%.

As of March 31, 2012, we had undrawn revolving credit facilities totaling $350 million of which approximately $52 million was committed for outstanding letters of credit.

We believe that we will have sufficient liquidity and will generate significant operating cash flows to fund our scheduled debt service and other obligations for the foreseeable future, including the next 12 months, under the terms of our debt agreements. Our primary sources of liquidity are cash from operations and cash from borrowings.

Stock-based compensation

Stock-based compensation recognized in a period represents the amortization during that period of the estimated grant-date fair value of current and prior stock-based awards over their vesting terms, adjusted for expected forfeitures. Shares issued upon exercise of stock awards are generally issued from shares in treasury. We have used the Black-Scholes-Merton valuation model for estimating the grant-date fair value of stock-settled stock appreciation rights granted in all periods. During the three months ended March 31, 2012, we granted 0.1 million stock-settled stock appreciation rights with an aggregate grant-date fair value of $1.9 million and a weighted-average expected life of approximately 3.5 years, and also granted 8,000 stock units with an aggregate grant-date fair value of $0.7 million and a weighted-average expected life of approximately 2.0 years.

For the three months ended March 31, 2012 and 2011, we recognized $12.6 million and $9.7 million, respectively, in stock-based compensation expense for stock appreciation rights, stock units and discounted employee stock plan purchases, which are primarily included in general and administrative expenses. The estimated tax benefits recorded for stock-based compensation through March 31, 2012 and 2011was $4.7 million and $3.7 million, respectively. As of March 31, 2012, there was $82.4 million of total estimated unrecognized compensation cost related to nonvested stock-based compensation arrangements under our equity compensation and stock purchase plans. We expect to recognize this cost over a weighted average remaining period of 1.4 years.

During the three months ended March 31, 2012 and 2011, we received $1.4 million and $2.2 million, respectively, in cash proceeds from stock option exercises and $10.9 million and $13.9 million, respectively, in actual tax benefits upon the exercise of stock awards.

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

The following is a summary of these contractual obligations and commitments as of March 31, 2012 (in millions):

	Remainder of 2012	1-3 years	4-5 years	After 5 years	Total
Scheduled payments under contractual obligations:
Long-term debt	$56	$300	$2,535	$1,556	$4,447
Interest payments on the senior notes	100	202	202	279	783
Interest payments on the Term Loan B (1)	59	155	137	—	351
Interest payments on Term Loan A-2 (2)	6	18	16	—	40
Capital lease obligations	2	6	5	39	52
Operating leases	205	473	398	701	1,777
Construction of the new corporate headquarters	30	—	—	—	30

	$458	$1,154	$3,293	$2,575	$7,480

Potential cash requirements under existing commitments:
Letters of credit	$52	$—	$—	$—	$52
Noncontrolling interests subject to put provisions	278	109	71	46	504
Pay-fixed swaps potential obligations	9	14	—	—	23
Operating capital advances	4	—	—	—	4

	$343	$123	$71	$46	$583

(1)	Assuming no changes to LIBOR-based interest rates as the Term Loan B currently bears interest at LIBOR (floor of 1.50%) plus an interest rate margin of 3.00%.
(2)	Assuming no changes to LIBOR-based interest rates as the Term Loan A-2 currently bears interest at LIBOR (floor of 1.00%) plus an interest rate margin of 3.50%.

The pay-fixed swap obligations represent the estimated fair market values of our interest rate swap agreements as reported by various broker dealers that are based upon relevant observable market inputs as well as other current market conditions that existed as of March 31, 2012, and represent the estimated potential obligation that we would be required to pay based upon the estimated future settlement of each specific tranche over the term of the swap agreements, assuming no future changes in the forward yield curve. The actual amount of our obligation associated with these swaps in the future will depend upon changes in the LIBOR-based interest rates that can fluctuate significantly depending upon market conditions, and other relevant factors that can affect the fair market value of these swap agreements.

In addition to the above commitments, we are obligated to purchase a certain amount of our hemodialysis products and supplies at fixed prices through 2015 from Gambro Renal Products, Inc. in connection with the Alliance and Product Supply Agreement. Our total expenditures for the three months ended March 31, 2012 on such products were approximately 2% of our total operating costs. In addition, we are obligated to purchase a certain amount of dialysis equipment, parts and supplies from Fresenius Medical Care, or Fresenius, through

2013. Our total expenditures for the three months ended March 31, 2012 on such products were approximately 2% of our total operating costs.

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

Significant new accounting standards

On January 1, 2012, we adopted FASB’s Accounting Standard Update (ASU) No. 2011-08, Intangibles—Goodwill and Other. This standard amends the current two-step goodwill impairment test required under the existing accounting guidance. This amendment allows entities the option to first assess certain qualitative factors to ascertain whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount to determine if the two-step impairment test is necessary. If an entity concludes that certain events or circumstances prove that it is more likely than not that the fair value of a reporting unit is less than its carrying amount then an entity is required to proceed to step one of the two-step goodwill impairment test. This standard was effective on January 1, 2012. The adoption of this standard did not have a material impact on our consolidated financial statements.

On January 1, 2012, we adopted FASB’s ASU No. 2011-07, Health Care Entities-Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts. This standard amends the current presentation and disclosure requirements for Health Care Entities that recognize significant amounts of patient service revenues at the time the services are rendered without assessing the patient’s ability to pay. This standard requires health care entities to reclassify the provision for bad debts from an operating expense to a deduction from patient service revenues. In addition, this standard requires more disclosure on the policies for recognizing revenue, assessing bad debts, as well as quantitative and qualitative information regarding changes in the allowance for doubtful accounts. This standard was applied retrospectively to all prior periods presented and was effective on January 1, 2012. Upon adoption of this standard, we changed our presentation of our provision for uncollectible accounts related to patient service revenues as a deduction from our patient service operating revenues and enhanced its disclosures as indicated above. See Note 14 to the condensed consolidated financial statements for further details.

On January 1, 2012, we adopted FASB’s ASU No. 2011-05, Comprehensive Income—Presentation of Comprehensive Income. This standard amends the current presentation requirements for comprehensive income by eliminating the presentation of the components of other comprehensive income within the statement of equity. This standard allows two options on how to present the various components of comprehensive income. These options are either to report the components of comprehensive income separately on the income statement or to present total other comprehensive income and the components of other comprehensive income in a separate statement. This standard does not change the items that must be reported in other comprehensive income or when an item must be reclassified into net income. The FASB temporarily deferred the requirement to present separate line items on the statement of income for the amounts that are realized and reclassified out of accumulated other comprehensive income into net income. No timetable has been set for FASB’s reconsideration of this item. This standard, except for the requirements that were deferred, as stated above, was applied retrospectively and was effective on January 1, 2012. Upon adoption of this standard, we presented total other comprehensive income and the components of other comprehensive income in a separate statement of comprehensive income.

On January 1, 2012, we adopted FASB’s ASU No. 2011-04, Fair Value Measurement. This standard amends the current fair value measurement and disclosure requirements to improve comparability between U.S. GAAP and International Financial Reporting Standards (IFRS). The intent of this standard is to update the disclosures that describe several of the requirements in U.S. GAAP for measuring fair value and to enhance disclosures about fair value measurements which will improve consistency between U.S. GAAP and IFRS. This standard does not change the application of the requirements on fair value measurements and disclosures. This was applied prospectively and was effective on January  1, 2012. The adoption of this standard did not have a material impact on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest rate sensitivity

The tables below provide information about our financial instruments that are sensitive to changes in interest rates. The table below presents principal repayments and current weighted average interest rates on our debt obligations as of March 31, 2012. The variable rates presented reflect the weighted average LIBOR rates in effect for all debt tranches plus interest rate margins in effect as of March 31, 2012. The Term Loan A margin currently in effect is 2.50% and along with the revolving line of credit is subject to adjustment depending upon changes in certain of our financial ratios including a leverage ratio. The Term Loan A-2 currently bears interest at LIBOR (floor of 1.00%) plus an interest rate margin of 3.50% subject to a ratings based step-down to 3.25%. The Term Loan B currently bears interest at LIBOR (floor of 1.50%) plus an interest rate margin of 3.00% subject to a ratings based step-down to 2.75%.

	Expected maturity date						Thereafter	Total	Average interest rate	Fair value
	2012	2013	2014	2015	2016	2017
Long term debt:
Fixed rate	$20	$25	$25	$25	$1,860	$6	$1,589	$3,550	5.58%	$3,608
Variable rate	$38	$102	$154	$653	$2	$—	$—	$949	2.83%	$953

	Notional amount	Contract maturity date					Pay fixed	Receive variable	Fair value
		2012	2013	2014	2015	2016
	(dollars in millions)
Swaps:
Pay-fixed rate	$938	$38	$100	$800	$—	$—	1.59% to 1.64%	LIBOR	$(23.2)
Cap agreements	$1,250	$—	$—	$1,250	$—	$—		LIBOR above 4.00%	$1.0

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

The Term Loan A-2 and Term Loan B are subject to LIBOR floors of 1.00% and 1.50%, respectively. Because LIBOR, as of March 31, 2012, was lower than either of these floors, the interest rates on the Term Loan A-2 and the Term Loan B are treated as “fixed” for purposes of the table above. We have included both of these Term Loans in the fixed rate totals in the table above until such time as the LIBOR-based component of our interest rate exceeds 1.00% on the Term Loan A-2 and 1.50% on the Term Loan B. At such time, we will then be subject to LIBOR-based interest rate volatility on the LIBOR variable component of our interest rate on all of the Term Loan A-2, as well as for the Term Loan B, but limited to a maximum rate of 4.00% on $1.25 billion of outstanding principal debt on the Term Loan B. The remaining $478 million outstanding principal balance of the Term Loan B is subject to LIBOR-based interest rate volatility above a floor of 1.50%.

As of March 31, 2012, we maintained a total of nine interest rate swap agreements with amortizing notional amounts totaling $938 million. These agreements had the economic effect of modifying the LIBOR variable component of our interest rate on an equivalent amount of our Term Loan A to fixed rates ranging from 1.59% to 1.64%, resulting in an overall weighted average effective interest rate of 4.11%, including the Term Loan A margin of 2.50%. The swap agreements expire by September 30, 2014 and require monthly interest payments. During the three months ended March 31, 2012, we accrued net charges of $3.2 million from these swaps which are included in debt expense. As of March 31, 2012, the total fair value of these swap agreements was a liability of $23.2 million. We estimate that approximately $11.9 million of existing unrealized pre-tax losses in other comprehensive income at March 31, 2012 will be reclassified into income over the next twelve months.

As of March 31, 2012, we maintained five interest rate cap agreements with notional amounts totaling $1.25 billion. These agreements have the economic effect of capping the LIBOR variable component of our interest rate at a maximum of 4.00% on an equivalent amount of our Term Loan B debt. The cap agreements expire on September 30, 2014. As of March 31, 2012, the total fair value of these cap agreements was an asset of $1.0 million. During the three months ended March 31, 2012, we recorded $0.3 million, net of tax, as a decrease to other comprehensive income due to unrealized valuation changes in the cap agreements, net of the amortization of the interest rate cap premiums that were reclassified into net income.

As a result of the swap and cap agreements, the overall weighted average effective interest rate on the Senior Secured Credit Facilities was 4.63%, based upon the current margins in effect of 2.50% for the Term Loan A, 3.50% for the Term Loan A-2 and 3.00% for the Term Loan B, as of March 31, 2012.

As of March 31, 2012, interest rates on our Term Loan A-2 and Term Loan B debt are set at their interest rate floors. Interest rates on our senior notes and Term Loan A are fixed and economically fixed, respectively, while rates on $1.25 billion of our Term Loan B are subject to interest rate caps.

The overall weighted average effective interest rate during the first quarter of 2012 was 5.27% and as of March 31, 2012 was 5.28%.

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

A restated description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011. The risks discussed below are not the only ones facing our business. Please read the cautionary notice regarding forward-looking statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

If the average rates that commercial payors pay us decline significantly, it would have a material adverse effect on our revenues, earnings and cash flows.

Approximately 34% of our dialysis and related lab services revenues for the quarter ended March 31, 2012 were generated from patients who have commercial payors as the primary payor. The majority of these patients have insurance policies that pay us on terms and at rates that are generally significantly higher than Medicare rates. The payments we receive from commercial payors generate nearly all of our profit and all of our nonacute dialysis profits come from commercial payors. We continue to experience downward pressure on some of our commercial payment rates and it is possible that commercial payment rates could be materially lower in the future. The downward pressure on commercial payment rates is a result of general conditions in the market, recent and future consolidations among commercial payors, increased focus on dialysis services and other factors.

We are continuously in the process of negotiating our existing or potentially new agreements with commercial payors who tend to be aggressive in their negotiations with us. Sometimes many significant agreements are up for renewal or being renegotiated at the same time. In the event that our continual negotiations result in overall commercial rate reductions in excess of overall commercial rate increases, the cumulative effect could have a material adverse effect on our financial results. Consolidations have significantly increased the negotiating leverage of commercial payors. Our negotiations with payors are also influenced by competitive pressures. We expect that some of our contracted rates with commercial payors may decrease or that we may experience decreases in patient volume as our negotiations with commercial payors continue. In addition to increasing downward pressure on contracted commercial payor rates, payors have been attempting to impose restrictions and limitations on non-contracted or out-of-network providers. In some circumstances for some commercial payors, our centers are designated as out-of-network providers. Rates for out-of-network providers are on average higher than rates for in-network providers. We believe commercial payors have or will begin to restructure their benefits to create disincentives for patients to select or remain with out-of-network providers and to decrease payment rates for out-of-network providers. Decreases in out-of-network rates and restrictions on out-of-network access combined with decreases in contracted rates could result in a significant decrease in our overall revenues derived from commercial payors. If the average rates that commercial payors pay us decline significantly, it would have a material adverse effect on our revenues, earnings and cash flows.

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

Approximately 49% of our dialysis and related lab services revenues for the quarter ended March 31, 2012 was generated from patients who have Medicare as their primary payor. Prior to January 1, 2011, the Medicare ESRD program paid us for dialysis treatment services at a fixed composite rate. The Medicare composite rate was the payment rate for a dialysis treatment including the supplies used in those treatments, specified laboratory tests and certain pharmaceuticals. Certain other pharmaceuticals, including EPO, vitamin D analogs and iron supplements, as well as certain specialized laboratory tests, were separately billed.

In July 2008, the Medicare Improvements for Patients and Providers Act of 2008 was passed by Congress. This legislation introduced a new payment system for dialysis services beginning in January 2011 whereby payment for dialysis treatment and related services is now made under a bundled payment rate which provides a fixed rate to encompass all goods and services provided during the dialysis treatment, including pharmaceuticals that were historically separately reimbursed to the dialysis providers, such as EPO, vitamin D analogs and iron supplements, as well as laboratory testing. In August 2010, the Centers for Medicare & Medicaid Services, or CMS, published the final rule implementing the bundled payment in the Federal Register. The initial 2011 bundled rate included reductions of 2% from the prior reimbursement and further reduced overall rates by 5.94% tied to an expanded list of case-mix adjustors which can be earned back based upon the presence of certain patient characteristics and co-morbidities at the time of treatment. There are also other provisions which may impact payment including an outlier pool and a low volume facility adjustment.

Another important provision in the law is an annual adjustment, or market basket update, to the base ESRD Prospective Payment Rate (PPS). Absent action by Congress the PPS base rate will be automatically updated by a formulaic inflation adjustment.

On November 1, 2011, CMS issued the final ESRD PPS rule for 2012. The base will increase by 2.1%, representing a market base of increase of 3.0% less a productivity adjustment of 0.9%. The increase in the final base rate for 2012 (2.1%) is slightly greater than the increase of 1.8% stated in the proposed 2012 ESRD PPS rule published in July 2011, and was made irrespective of the Medicare Payment Advisory Commission, or MedPAC, recommendation for a reduced increase. The MedPAC focus on such a reduction indicates further scrutiny of the annual update is possible.

We believe the new payment system presents operating, clinical and financial risks. For example, with regard to the expanded list of case-mix adjustors, there is a risk that our dialysis centers or billing and other systems may not accurately document and track the appropriate patient-specific characteristics, resulting in a reduction or overpayment in the amounts of the payments that we would otherwise be entitled to receive.

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

On August 2, 2011, the President signed into law the “Budget Control Act of 2011” (Public Law 112-25), which raised the debt ceiling and put into effect a series of actions to reduce the federal budget deficit over ten years. As a result of certain failures to act by a special committee created by the legislation and subsequent failure by Congress to enact deficit reduction legislation, we expect Medicare providers will be cut by 2% of total program costs in 2013.

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

In addition, the health care reform legislation introduced severe penalties for the knowing and improper retention of overpayments collected from government payors. As a result, we made initial significant investments in additional resources to accelerate the time it takes to identify and process overpayments and we may be required to make additional investments in the future. Acceleration in our ability to identify and process overpayments could result in us refunding overpayments to government or other payors sooner than we have in the past, which could have a material adverse effect on our operating cash flows. The failure to return identified overpayments within the specified time frame is now a violation of the federal False Claims Act, or FCA.

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

There are numerous steps required to implement the broad healthcare reform legislation adopted by Congress, and Congress may seek to alter or eliminate some of the provisions described above. Numerous legal challenges have also been raised to the healthcare reform legislation that could alter or eliminate certain provisions. The United States Supreme Court reviewed challenges to the reform legislation during oral arguments in March 2012, including whether, if the health insurance mandate is not constitutional, all or some other portions of the reform legislation are severable and may not be implemented. A decision is expected by the end of June 2012. Further, various health insurance reform proposals are also emerging at the state level. The enacted reforms as well as future legislative changes could have a material adverse effect on our results of operations, including lowering our reimbursement rates and increasing our expenses.

Changes in state Medicaid or other non-Medicare government-based programs or payment rates could reduce our revenues, earnings and cash flows.

Approximately 16% of our dialysis and related lab services revenues for the quarter ended March 31, 2012 was generated from patients who have state Medicaid or other non-Medicare government-based programs, such as Medicare-assigned plans or the VA, as their primary coverage. As state governments and governmental organizations face increasing budgetary pressure, we may in turn face reductions in payment rates, delays in the timing of payments, limitations on eligibility or other changes to the applicable programs. For example, some programs, such as certain state Medicaid programs and the VA, have recently considered, proposed or implemented rate reductions.

On December 17, 2010, the Department of Veterans Affairs published a final rule in which it materially changed the payment methodology and ultimately the amount paid for dialysis services furnished to veterans in non-VA centers such as ours. In the final rule, the VA adopted the bundled payment system implemented by Medicare and estimated a reduction of 39% in payments for dialysis services to veterans at non-VA centers. Approximately 2% of our dialysis and related lab services revenues for the quarter ended March 31, 2012 was generated by the VA. The new VA payment methodology will have a significant negative impact on our revenues, earnings and cash flows as a result of the reduction in rates or as a result of the decrease in the number of VA patients we serve. We recently executed contractual agreements with the VA and there is some uncertainty as to when this rule will take effect for the patients covered by these contracts. While at this time the contracts remain in force, these agreements provide for the right for either party to terminate the agreement without cause on short notice. Further, patients who are not covered by the contractual arrangements will likely be reimbursed at Medicare rates beginning with the date of implementation of the rule. If the VA proceeds with payment rate reductions or fails to renew our existing contracts, we might have to cease accepting patients under this program and could even be forced to close centers.

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

Historically, Medicare and most Medicaid programs paid for EPO outside of the composite rate. This separate payment has long been the subject of discussions regarding appropriate dosing and payment in an effort to reduce escalating expenditures for EPO. Since January 1, 2011, Medicare has bundled EPO into the prospective payment system such that dosing variations will not change the amount paid to a dialysis facility. Although some Medicaid programs and other payors suggest movement towards a bundled payment system inclusive of EPO, some non-Medicare payors continue to pay for EPO separately from the treatment rate. The administration of EPO and other pharmaceuticals that are separately billable accounted for approximately 5% of our dialysis and related lab services revenues for the quarter ended March 31, 2012, with EPO alone accounting for approximately 3% of our dialysis and related lab services revenues for the same period. Changes in clinical practices that result in further decreased utilization of prescribed pharmaceuticals or changes in payment rates for those pharmaceuticals could reduce our revenues, earnings and cash flows.

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

As of March 31, 2012, we owned a controlling interest in numerous dialysis-related joint ventures, which represented approximately 19% of our dialysis and related lab services revenues for the quarter ended March 31, 2012. In addition, we also owned minority equity investments in several other dialysis related joint ventures. We anticipate that we will continue to increase the number of our joint ventures. Many of our joint ventures with physicians or physician groups also have the physician owners providing medical director services to those centers or other centers we own and operate. Because our relationships with physicians are governed by the federal anti-kickback statute, we have sought to structure our joint venture arrangements to satisfy as many safe harbor requirements as we believe are reasonably possible. However, our joint venture arrangements do not satisfy all elements of any safe harbor under the federal anti-kickback statute (and possibly the Stark Law). The subpoena and related requests for documents we received from the U.S. Attorney’s Office for the Eastern District of Missouri in the 2005 U.S. Attorney investigation, the OIG’s Office in Dallas in the 2010 U.S. Attorney physician relationship investigation and the U.S. Attorney’s Office for the District of Colorado in the 2011 U.S. Attorney physician relationship investigation, included requests for documents related to our joint ventures. We were advised by the U.S. Department of Justice that it is conducting civil and grand jury investigations into our financial relationships with physicians.

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

There are significant estimating risks associated with the amount of dialysis revenues and related refund liabilities that we recognize and if we are unable to accurately estimate our revenues and related refund liabilities, it could impact the timing and the amount of our revenues recognition or have a significant impact on our operating results.

There are significant estimating risks associated with the amount of dialysis and related lab services revenues and related refund liabilities that we recognize in a reporting period. The billing and collection process is complex due to ongoing insurance coverage changes, geographic coverage differences, differing interpretations of contract coverage, and other payor issues. Determining applicable primary and secondary coverage for approximately 145,000 U.S. patients at any point in time, together with the changes in patient coverage that occur each month, requires complex, resource-intensive processes. Errors in determining the correct coordination of benefits may result in refunds to payors. Revenues associated with Medicare and Medicaid programs are also subject to estimating risk related to the amounts not paid by the primary government payor that will ultimately be collectible from other government programs paying secondary coverage, the patient’s commercial health plan secondary coverage or the patient. Collections, refunds and payor retractions typically continue to occur for up to three years and longer after services are provided. We generally expect our range of dialysis and related lab services revenues estimating risk to be within 1% of revenues for the segment, which can represent as much as 6% of consolidated operating income. If our estimates of dialysis and related lab services revenues and related refund liabilities are materially inaccurate, it could impact the timing and the amount of our revenues recognition and have a significant impact on our operating results.

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

We are undertaking an expansion of our operations and beginning to offer our services outside of the United States, which increases our exposure to the inherent risks of doing business in international markets. Depending on the market, these risks include, without limitation, those relating to:

•	changes in the local economic environment;

•	political instability, armed conflicts or terrorism;

•	social changes;

•	intellectual property legal protections and remedies;

•	trade regulations;

•	procedures and actions affecting approval, production, pricing, reimbursement and marketing of products and services;

•	foreign currency;

•	repatriating or moving to other countries cash generated or held abroad, including considerations relating to tax-efficiencies and changes in tax laws;

•	export controls;

•	lack of reliable legal systems which may affect our ability to enforce contractual rights;

•	changes in local laws or regulations;

•	potentially longer payment and collection cycles; and

•	financial and operational, and information technology systems integration.

•	failure to comply with U.S. or local laws that prohibit us or our intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining business.

Additionally, some factors that will be critical to the success of our international business and operations will be different than those affecting our domestic business and operations. For example, conducting international operations requires us to devote significant management resources to implement our controls and systems in new markets, to comply with local laws and regulations and to overcome the numerous new challenges inherent in managing international operations, including those based on differing languages, cultures and regulatory environments, and those related to the timely hiring, integration and retention of a sufficient number of skilled personnel in an environment with which we are not familiar to carry out operations.

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

A portion of our outstanding debt bears interest at variable rates. We are subject to LIBOR-based interest rate volatility from a floor of 1.50% to a cap of 4.00% on $1.25 billion notional amounts of our Term Loan B outstanding debt as a result of several interest rate cap agreements that were entered into in January 2011. The remaining $478 million of outstanding debt on the Term Loan B is subject to LIBOR-based interest rate volatility above a floor of 1.50%. At March 31, 2012, we were also subject to LIBOR-based interest rate volatility above a floor of 1.00% on $199 million of outstanding debt associated with our Term Loan A-2.

We also have approximately $350 million of additional borrowings available of which approximately $52 million was committed for outstanding letters of credit, under our new Senior Secured Credit Facilities that are subject to LIBOR-based interest rate volatility. We may also incur additional variable rate debt in the future. Increases in interest rates would increase our interest expense of the variable portion of our indebtedness, which could negatively impact our earnings and cash flow and our ability to service our indebtedness which would be particularly significant in the event of rapid and substantial increases in interest rates.

At March 31, 2012, if interest rates were to hypothetically increase by 100 basis points it would increase our interest expense by approximately $0.5 million, which increase solely relates to our Term Loan A-2 that is subject to LIBOR-based interest rate volatility above a floor of 1.00%.

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

Most of our outstanding employee stock options include a provision accelerating the vesting of the options in the event of a change of control. We also maintain a change of control protection program for our employees who do not have a significant number of stock awards, which has been in place since 2001, and which provides for cash bonuses to the employees in the event of a change of control. Based on the market price of our common stock and shares outstanding on March 31, 2012, these cash bonuses would total approximately $332 million if a change of control transaction occurred at that price and our Board of Directors did not modify this program. These change of control provisions may affect the price an acquirer would be willing to pay for our Company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Stock repurchases

The following table summarizes the Company’s repurchases of its common stock during the first quarter of 2012:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
January 1-31, 2012	—	$—	—	$358.2
February 1-29, 2012	—	—	—	358.2
March 1-31, 2012	—	—	—	358.2

Total	—	$—	—

In November 2010, our Board of directors authorized repurchases of our common stock in an aggregate amount of up to $800 million. This stock repurchase program has no expiration date. We are authorized to make purchases from time to time in the open market or in privately negotiated transactions, depending upon market conditions and other considerations. However, we are subject to share repurchase limitations under the terms of the Senior Secured Credit Facilities and the indentures governing our senior notes.

Items 3, 4 and 5 are not applicable

Item 6. Exhibits

(a)	Exhibits

Exhibit Number

12.1	Ratio of earnings to fixed charges. ✓

31.1	Certification of the Chief Executive Officer, dated May 2, 2012, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

31.2	Certification of the Chief Financial Officer, dated May 2, 2012, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

32.1	Certification of the Chief Executive Officer, dated May 2, 2012, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

32.2	Certification of the Chief Financial Officer, dated May 2, 2012, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation, Linkbase Document.

✓	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAVITA INC.

BY:	/s/ JAMES K. HILGER
James K. Hilger Interim Chief Financial Officer and Chief Accounting Officer*

Date: May 2, 2012

*	Mr. Hilger has signed both on behalf of the Registrant as a duly authorized officer and as the Registrant’s principal accounting officer.

INDEX TO EXHIBITS

Exhibit Number

12.1	Ratio of earnings to fixed charges. ✓

31.1	Certification of the Chief Executive Officer, dated May 2, 2012, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

31.2	Certification of the Chief Financial Officer, dated May 2, 2012, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

32.1	Certification of the Chief Executive Officer, dated May 2, 2012, 2011, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

32.2	Certification of the Chief Financial Officer, dated May 2, 2012, 2011, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation, Linkbase Document.

✓	Filed herewith.