Form 10-Q
period 2012-06-30
DAVITA INC
filed 2012-08-03
CIK 927066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

For the Quarterly Period Ended

June 30, 2012

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

As of July 27, 2012, the number of shares of the Registrant’s common stock outstanding was approximately 94.6 million shares and the aggregate market value of the common stock outstanding held by non-affiliates based upon the closing price of these shares on the New York Stock Exchange was approximately $9.3 billion.

DAVITA INC.

Note: Items 3, 4 and 5 of Part II are omitted because they are not applicable.

i

DAVITA INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(dollars in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Dialysis patient service operating revenues	$1,809,259	$1,582,949	$3,571,837	$3,080,383
Less: Provision for uncollectible accounts related to patient service operating revenues	(54,416)	(47,410)	(107,424)	(88,481)

Net patient service operating revenues	1,754,843	1,535,539	3,464,413	2,991,902
Other revenues	174,897	125,694	331,962	231,644

Total net operating revenues	1,929,740	1,661,233	3,796,375	3,223,546

Operating expenses and charges:
Patient care costs	1,312,247	1,163,136	2,575,406	2,277,222
General and administrative	214,621	163,793	422,010	315,395
Depreciation and amortization	77,807	64,245	153,782	126,083
Provision for uncollectible accounts	1,801	1,852	3,825	2,824
Equity investment income	(2,618)	(2,417)	(5,250)	(3,936)
Legal proceeding contingency accrual and related expenses	78,000	—	78,000	—
Goodwill impairment charge	—	24,000	—	24,000

Total operating expenses and charges	1,681,858	1,414,609	3,227,773	2,741,588

Operating income	247,882	246,624	568,602	481,958
Debt expense	(60,709)	(59,897)	(122,090)	(118,492)
Other income	840	556	1,879	1,397

Income from continuing operations before income taxes	188,013	187,283	448,391	364,863
Income tax expense	68,009	66,871	163,504	129,830

Income from continuing operations	120,004	120,412	284,887	235,033
Discontinued operations:
Income from operations of discontinued operations, net of tax	—	253	—	384

Net income.	120,004	120,665	284,887	235,417
Less: Net income attributable to noncontrolling interests	(24,667)	(20,650)	(49,430)	(40,900)

Net income attributable to DaVita Inc.	$95,337	$100,015	$235,457	$194,517

Earnings per share:
Basic income from continuing operations per share attributable to DaVita Inc.	$1.01	$1.05	$2.51	$2.03

Basic net income per share attributable to DaVita Inc.	$1.01	$1.05	$2.51	$2.03

Diluted income from continuing operations per share attributable to DaVita Inc.	$0.99	$1.02	$2.46	$1.98

Diluted net income per share attributable to DaVita Inc.	$0.99	$1.03	$2.46	$1.99

Weighted average shares for earnings per share:
Basic	94,171,583	95,488,449	93,970,295	95,872,466

Diluted	96,002,190	97,657,578	95,865,605	98,014,315

Amounts attributable to DaVita Inc.:
Income from continuing operations	$95,337	$99,762	$235,457	$194,133
Discontinued operations	—	253	—	384

Net income	$95,337	$100,015	$235,457	$194,517

See notes to condensed consolidated financial statements.

DAVITA INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(dollars in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net income	$120,004	$120,665	$284,887	$235,417

Other comprehensive (loss) income, net of tax:
Unrealized losses on interest rate swap and cap agreements:
Unrealized losses on interest rate swap and cap agreements	(2,102)	(12,837)	(4,363)	(16,971)
Less: Reclassifications of net swap and cap agreements realized losses into net income	2,536	2,680	5,056	4,423
Unrealized (loss) gains on investments:
Unrealized (loss) gains on investments	(204)	47	942	315
Less: Reclassification of net investment realized gains into net income	—	—	(75)	(57)
Foreign currency translation adjustments	(839)	—	(1,458)	—

Other comprehensive (loss) income	(609)	(10,110)	102	(12,290)

Total comprehensive income	119,395	110,555	284,989	223,127
Less: Comprehensive income attributable to the noncontrolling interests	(24,667)	(20,650)	(49,430)	(40,900)

Comprehensive income attributable to DaVita Inc.	$94,728	$89,905	$235,559	$182,227

See notes to condensed consolidated financial statements.

DAVITA INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands, except per share data)

	June 30, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$273,445	$393,752
Short-term investments	8,629	17,399
Accounts receivable, less allowance of $253,199 and $250,343	1,249,995	1,195,163
Inventories	77,684	75,731
Other receivables	211,487	269,832
Other current assets	45,649	49,349
Income tax receivable	11,586	—
Deferred income taxes	300,276	280,382

Total current assets	2,178,751	2,281,608
Property and equipment, net	1,586,460	1,432,651
Amortizable intangibles, net	162,322	159,491
Equity investments	27,578	27,325
Long-term investments	12,143	9,890
Other long-term assets	29,623	34,231
Goodwill	5,258,056	4,946,976

	$9,254,933	$8,892,172

LIABILITIES AND EQUITY
Accounts payable	$299,005	$289,653
Other liabilities	395,024	325,734
Accrued compensation and benefits	436,273	412,972
Current portion of long-term debt	105,562	87,345
Income tax payable	—	37,412

Total current liabilities	1,235,864	1,153,116
Long-term debt	4,392,908	4,417,624
Other long-term liabilities	146,948	132,006
Alliance and product supply agreement, net	17,322	19,987
Deferred income taxes	431,196	423,098

Total liabilities	6,224,238	6,145,831
Commitments and contingencies
Noncontrolling interests subject to put provisions	522,748	478,216
Equity:
Preferred stock ($0.001 par value, 5,000,000 shares authorized; none issued)
Common stock ($0.001 par value, 450,000,000 shares authorized; 134,862,283 shares issued; 94,486,725 and 93,641,363 shares outstanding)	135	135
Additional paid-in capital	564,795	596,300
Retained earnings	3,431,275	3,195,818
Treasury stock, at cost (40,375,558 and 41,220,920 shares)	(1,598,231)	(1,631,694)
Accumulated other comprehensive loss	(19,382)	(19,484)

Total DaVita Inc. shareholders’ equity	2,378,592	2,141,075
Noncontrolling interests not subject to put provisions	129,355	127,050

Total equity	2,507,947	2,268,125

	$9,254,933	$8,892,172

See notes to condensed consolidated financial statements.

DAVITA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Six months ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$284,887	$235,417
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	153,782	126,507
Stock-based compensation expense	24,344	23,058
Tax benefits from stock award exercises	27,583	33,765
Excess tax benefits from stock award exercises	(14,841)	(19,009)
Deferred income taxes	(25,531)	24,225
Equity investment income, net	(139)	472
Other non-cash charges and loss on disposal of assets	12,903	10,842
Goodwill impairment charge	—	24,000
Changes in operating assets and liabilities, other than from acquisitions and divestitures:
Accounts receivable	(53,294)	(83,075)
Inventories	1,713	9,369
Other receivables and other current assets	61,938	23,791
Other long-term assets	4,486	2,164
Accounts payable	8,178	41,436
Accrued compensation and benefits	23,209	68,008
Other current liabilities	65,349	(25,716)
Income taxes	(49,069)	34,799
Other long-term liabilities	8,481	4,140

Net cash provided by operating activities	533,979	534,193

Cash flows from investing activities:
Additions of property and equipment, net	(250,508)	(154,929)
Acquisitions	(346,774)	(151,196)
Proceeds from asset sales	2,023	2,954
Purchase of investments available for sale	(3,070)	(1,868)
Purchase of investments held-to-maturity	(5,257)	(19,684)
Proceeds from sale of investments available for sale	6,791	1,149
Proceeds from maturities of investments held-to-maturity	9,582	19,683
Purchase of equity investments and other assets	—	(5,005)
Distributions received on equity investments	2	340

Net cash used in investing activities	(587,211)	(308,556)

Cash flows from financing activities:
Borrowings	17,217,404	19,169,580
Payments on long-term debt	(17,254,503)	(19,201,362)
Interest rate cap premiums and other deferred financing costs	(2)	(13,457)
Purchase of treasury stock	—	(290,593)
Distributions to noncontrolling interests	(50,478)	(46,423)
Stock award exercises and other share issuances, net	4,845	7,410
Excess tax benefits from stock award exercises	14,841	19,009
Contributions from noncontrolling interests	10,584	6,490
Proceeds from sales of additional noncontrolling interests	142	2,067
Purchases from noncontrolling interests	(9,800)	(8,650)

Net cash used in financing activities	(66,967)	(355,929)
Effect of exchange rate changes on cash and cash equivalents	(108)	—

Net decrease in cash and cash equivalents	(120,307)	(130,292)
Cash and cash equivalents at beginning of period	393,752	860,117

Cash and cash equivalents at end of period	$273,445	$729,825

See notes to condensed consolidated financial statements.

DAVITA INC.

CONSOLIDATED STATEMENTS OF EQUITY

(unaudited)

(dollars and shares in thousands)

	Non- controlling interests subject to put provisions	DaVita Inc. Shareholders’ Equity								Non- controlling interests not subject to put provisions
		Common stock		Additional paid-in capital	Retained earnings	Treasury stock		Accumulated other comprehensive income (loss)	Total
Balance at December 31, 2010	$383,052	134,862	$135	$620,546	$2,717,817	(38,861)	$(1,360,579)	$503	$1,978,422	$58,712
Comprehensive income:
Net income	59,135				478,001				478,001	36,259
Other comprehensive loss								(19,987)	(19,987)
Stock purchase shares issued				4,268		175	6,554		10,822
Stock unit shares issued				(2,866)		78	2,866		—
Stock options and SSARs exercised				(37,370)		1,182	42,813		5,443
Stock-based compensation expense				48,718					48,718
Excess tax benefits from stock awards exercised				20,834					20,834
Distributions to noncontrolling interests	(61,343)									(39,310)
Contributions from noncontrolling interests	12,547									8,463
Sales and assumptions of additional noncontrolling interests	49,343			(1,299)					(1,299)	55,566
Purchases from noncontrolling interests	(2,103)			(9,486)					(9,486)	(2,100)
Changes in fair value of noncontrolling interests	63,762			(63,762)					(63,762)
Expired put provision	(26,177)			16,717					16,717	9,460
Purchase of treasury stock						(3,795)	(323,348)		(323,348)

Balance at December 31, 2011	$478,216	134,862	$135	$596,300	$3,195,818	(41,221)	$(1,631,694)	$(19,484)	$2,141,075	$127,050
Comprehensive income:
Net income	32,164				235,457				235,457	17,266
Other comprehensive income								102	102
Stock unit shares issued				(7,915)		200	7,915		—
Stock options and SSARs exercised				(23,573)		645	25,548		1,975
Stock-based compensation expense				24,344					24,344
Excess tax benefits from stock awards exercised				14,841					14,841
Distributions to noncontrolling interests	(29,977)									(20,501)
Contributions from noncontrolling interests	6,609									3,975
Sales and assumptions of additional noncontrolling interests	6,341			(7)					(7)	1,565
Purchases from noncontrolling interests	(2,131)			(7,669)					(7,669)
Changes in fair value of noncontrolling interests	31,526			(31,526)					(31,526)

Balance at June 30, 2012	$522,748	134,862	$135	$564,795	$3,431,275	(40,376)	$(1,598,231)	$(19,382)	$2,378,592	$129,355

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

1. Condensed consolidated interim financial statements

The condensed consolidated interim financial statements included in this report are prepared by the Company without audit. In the opinion of management, all adjustments consisting only of normal recurring items necessary for a fair presentation of the results of operations are reflected in these consolidated interim financial statements. All significant intercompany accounts and transactions have been eliminated. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The most significant estimates and assumptions underlying these financial statements and accompanying notes generally involve revenues recognition and provisions for uncollectible accounts, impairments and valuation adjustments, fair value estimates, accounting for income taxes, variable compensation accruals, purchase accounting valuation estimates and stock-based compensation. The results of operations for the six months ended June 30, 2012 are not necessarily indicative of the operating results for the full year. The consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Prior year balances and amounts have been reclassified to conform to the current year presentation. The Company has evaluated subsequent events through the date these condensed consolidated financial statements were issued and has included all necessary disclosures.

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

(dollars and shares in thousands, except per share data)

2. Earnings per share

Basic net income per share is calculated by dividing net income attributable to the Company, net of the decrease in noncontrolling interests redemption rights in excess of fair value, by the weighted average number of common shares and vested stock units outstanding. Diluted net income per share includes the dilutive effect of outstanding stock-settled stock appreciation rights, stock options and unvested stock units (under the treasury stock method).

The reconciliations of the numerators and denominators used to calculate basic and diluted earnings per share are as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Basic:
Income from continuing operations attributable to DaVita Inc.	$95,337	$99,762	$235,457	$194,133
Decrease in noncontrolling interests redemption rights in excess of fair value	—	93	—	120

Income from continuing operations for basic earnings per share calculation	$95,337	$99,855	$235,457	$194,253
Discontinued operations attributable to DaVita Inc.	—	253	—	384

Net income attributable to DaVita Inc. for basic earnings per share calculation	$95,337	$100,108	$235,457	$194,637

Weighted average shares outstanding during the period	94,169	95,485	93,967	95,869
Vested stock units	3	3	3	3

Weighted average shares for basic earnings per share calculation	94,172	95,488	93,970	95,872

Basic income from continuing operations per share attributable to DaVita Inc.	$1.01	$1.05	$2.51	$2.03

Basic net income per share attributable to DaVita Inc.	$1.01	$1.05	$2.51	$2.03

Diluted:
Income from continuing operations attributable to DaVita Inc.	$95,337	$99,762	$235,457	$194,133
Decrease in noncontrolling interests redemption rights in excess of fair value	—	93	—	120

Income from continuing operations for diluted earnings per share calculation	$95,337	$99,855	$235,457	$194,253
Discontinued operations attributable to DaVita Inc.	—	253	—	384

Net income attributable to DaVita Inc. for diluted earnings per share calculation	$95,337	$100,108	$235,457	$194,637

Weighted average shares outstanding during the period	94,169	95,485	93,967	95,869
Vested stock units	3	3	3	3
Assumed incremental shares from stock plans	1,830	2,170	1,896	2,142

Weighted average shares for diluted earnings per share calculation	96,002	97,658	95,866	98,014

Diluted income from continuing operations per share attributable to DaVita Inc.	$0.99	$1.02	$2.46	$1.98

Diluted net income per share attributable to DaVita Inc.	$0.99	$1.03	$2.46	$1.99

Anti-dilutive stock-settled awards excluded from calculation (1)	2,379	1,939	2,344	1,249

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

(dollars and shares in thousands, except per share data)

3. Stock-based compensation and other common stock transactions

Stock-based compensation recognized in a period represents the amortization during that period of the estimated grant-date fair value of current and prior stock-based awards over their vesting terms, adjusted for expected forfeitures. Shares issued upon exercise of stock awards are generally issued from shares in treasury. The Company has used the Black-Scholes-Merton valuation model for estimating the grant-date fair value of stock-settled stock appreciation rights granted in all periods. During the six months ended June 30, 2012, the Company granted 309 stock-settled stock appreciation rights with an aggregate grant-date fair value of $5,833 and a weighted-average expected life of approximately 3.5 years, and also granted 11 stock units with an aggregate grant-date fair value of $942 and a weighted-average expected life of approximately 1.6 years.

For the six months ended June 30, 2012 and 2011, the Company recognized $24,344 and $23,058, respectively, in stock-based compensation expense for stock appreciation rights, stock units and discounted employee stock plan purchases, which are primarily included in general and administrative expenses. The estimated tax benefits recorded for stock-based compensation through June 30, 2012 and 2011 was $9,177 and $8,762, respectively. As of June 30, 2012, there was $74,457 of total estimated unrecognized compensation cost related to nonvested stock-based compensation arrangements under the Company’s equity compensation and stock purchase plans. The Company expects to recognize this cost over a weighted average remaining period of 1.3 years.

During the six months ended June 30, 2012 and 2011, the Company received $1,975 and $5,175, respectively, in cash proceeds from stock option exercises and $27,583 and $33,765, respectively, in actual tax benefits upon the exercise of stock awards.

4. Accounts receivable

Accounts receivable are reduced by an allowance for doubtful accounts. In evaluating the ultimate collectability of the Company’s accounts receivable, the Company analyzes its historical cash collection experience and trends for each of its government payors and commercial payors to estimate the adequacy of the allowance for doubtful accounts and the amount of the provision for uncollectible accounts. Management regularly updates its analysis based upon the most recent information available to it to determine its current provision for uncollectible accounts and the adequacy of its allowance for doubtful accounts. For receivables associated with services provided to patients covered by Medicare, the Company receives 80% of the payment directly from Medicare as established under the governments bundled payment system and determines an appropriate allowance for doubtful accounts and provision for uncollectible accounts on the remaining balance due depending upon the Company’s estimate of the amounts ultimately collectible from other secondary coverage sources or from the patients. For receivables associated with services to patients covered by commercial payors and other non-Medicare government payors that are either based upon contractual terms or for non-contracted health plan coverage, the Company provides an allowance for doubtful accounts and a provision for uncollectible accounts based upon its historical collection experience, potential inefficiencies in its billing processes and for which collectability is determined to be unlikely. Less than 1% of the Company’s accounts receivable are associated with patient pay and it is the Company’s policy to reserve 100% of these outstanding accounts receivable balances when the amounts due are outstanding for more than four months.

During the six months ended June 30, 2012, the Company’s allowance for doubtful accounts increased by approximately $2,856. This was primarily as a result of the provision for uncollectible accounts exceeding the amount of write-offs that occurred during the quarter and an increase in accounts receivable associated with acquisitions of dialysis centers. There were no unusual transactions impacting the allowance for doubtful accounts.

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

(dollars and shares in thousands, except per share data)

5. Goodwill

Each of the Company’s operating segments described in Note 13 to these condensed consolidated financial statements represents an individual reporting unit for goodwill impairment testing purposes, except that our new direct primary care segment is comprised of two reporting units and each sovereign jurisdiction within our new international operations segment is considered a separate reporting unit.

Within the U.S. dialysis and related lab services operating segment, the Company considers each of its dialysis centers to constitute an individual business for which discrete financial information is available. However, since these dialysis centers have similar operating and economic characteristics and resource allocation, and significant investment decisions concerning these businesses are highly centralized and the benefits broadly distributed, the Company has aggregated these centers and deemed them to constitute a single reporting unit.

The Company has applied a similar aggregation to the infusion therapy branches in its infusion therapy services reporting unit, to the consolidated vascular access service centers in its vascular access services reporting unit, and to the physician practices in its physician services reporting unit. For the Company’s additional operating segments, no component below the level of the operating segment is considered a discrete business and therefore these operating segments directly constitute individual reporting units.

During the second quarter of 2012, the Company did not record any goodwill impairment charges and, as of June 30, 2012, none of the goodwill associated with the Company’s various reporting units was considered at risk of impairment. Since the date of the Company’s last annual goodwill impairment test, there have been no material developments, events, changes in operating performance or other changes in circumstances that would cause management to believe it is more likely than not that the fair value of any of its reporting units would be less than its carrying amount.

In the second quarter of 2011, the Company recorded a pre-tax non-cash impairment charge of $24,000 as a result of a decrease in the implied fair value of goodwill below its carrying amount associated with the Company’s infusion therapy business.

6. Long-term debt

Long-term debt was comprised of the following:

	June 30, 2012	December 31, 2011
Senior Secured Credit Facilities:
Term Loan A	$925,000	$950,000
Term Loan A-2	198,500	199,500
Term Loan B	1,723,750	1,732,500
Senior notes	1,550,000	1,550,000
Acquisition obligations and other notes payable	39,785	37,447
Capital lease obligations	68,448	43,364

Total debt principal outstanding	4,505,483	4,512,811
Discount on long-term debt	(7,013)	(7,842)

	4,498,470	4,504,969
Less current portion	(105,562)	(87,345)

	$4,392,908	$4,417,624

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

(dollars and shares in thousands, except per share data)

Scheduled maturities of long-term debt at June 30, 2012 were as follows:

2012 (remainder of the year)	42,338
2013	127,159
2014	180,571
2015	680,343
2016	1,863,649
2017	8,094
Thereafter	1,603,329

During the first six months of 2012, the Company made mandatory principal payments under its Senior Secured Credit Facilities totaling $25,000 on the Term Loan A, $1,000 on the Term Loan A-2 and $8,750 on the Term Loan B.

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

As of June 30, 2012, the Company maintained a total of nine interest rate swap agreements with amortizing notional amounts totaling $925,000. These agreements had the economic effect of modifying the LIBOR variable component of the Company’s interest rate on an equivalent amount of the Company’s Term Loan A to fixed rates ranging from 1.59% to 1.64%, resulting in an overall weighted average effective interest rate of 4.11%, including the Term Loan A margin of 2.50%. The swap agreements expire by September 30, 2014 and require monthly interest payments. The Company estimates that approximately $11,400 of existing unrealized pre-tax losses in other comprehensive income at June 30, 2012 will be reclassified into income over the next twelve months.

As of June 30, 2012, the Company maintained five interest rate cap agreements with notional amounts totaling $1,250,000. These agreements have the economic effect of capping the LIBOR variable component of the Company’s interest rate at a maximum of 4.00% on an equivalent amount of the Company’s Term Loan B debt. The cap agreements expire on September 30, 2014.

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

(dollars and shares in thousands, except per share data)

The following table summarizes the Company’s derivative instruments as of June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
Derivatives designated as hedging instruments	Balance sheet location	Fair value	Balance sheet location	Fair value
Interest rate swap agreements	Other long- term liabilities	$22,704	Other long- term liabilities	$23,145

Interest rate cap agreements	Other long- term assets	$279	Other long- term assets	$1,381

The following table summarizes the effects of the Company’s interest rate swap and cap agreements for the six months ended June 30, 2012 and 2011:

	Amount of gains (losses) recognized in OCI on interest rate swap and cap agreements				Location of gains (losses) reclassified from accumulated OCI into income	Amount of gains (losses) reclassified from accumulated OCI into income
	Three months ended June 30,		Six months ended June 30,			Three months ended June 30,		Six months ended June 30,
Derivatives designated as cash flow hedges	2012	2011	2012	2011		2012	2011	2012	2011
Interest rate swap agreements	$(2,762)	$(16,790)	$(6,038)	$(19,991)	Debt expense	$(3,254)	$(3,490)	$(6,479)	$(5,744)
Interest rate cap agreements	(678)	(4,221)	(1,102)	(7,784)	Debt expense	(897)	(897)	(1,794)	(1,495)
Tax benefit	1,338	8,174	2,777	10,804		1,615	1,707	3,217	2,816

Total	$(2,102)	$(12,837)	$(4,363)	$(16,971)		$(2,536)	$(2,680)	$(5,056)	$(4,423)

As of June 30, 2012, interest rates on the Company’s Term Loan A-2 and Term Loan B debt are set at their interest rate floors. Interest rates on the Company’s senior notes and Term Loan A are fixed and economically fixed, respectively, while rates on $1,250,000 of the Company’s Term Loan B is subject to interest rate caps.

As a result of the swap and cap agreements, the Company’s overall weighted average effective interest rate on the Senior Secured Credit Facilities was 4.61%, based upon the current margins in effect of 2.50% for the Term loan A, 3.50% for the Term Loan A-2 and 3.00% for the Term Loan B, as of June 30, 2012.

The Company’s overall weighted average effective interest rate during the second quarter of 2012 was 5.27% and as of June 30, 2012 was 5.28%.

As of June 30, 2012, the Company had undrawn revolving credit facilities totaling $350,000 of which approximately $48,940 was committed for outstanding letters of credit.

7. Contingencies

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

Inquiries by the Federal Government and Certain Related Civil Proceedings

2005 U.S. Attorney Investigation: In March 2005, the Company received a subpoena from the U.S. Attorney’s Office for the Eastern District of Missouri in St. Louis. The subpoena required production of a wide range of documents relating to the Company’s operations, including documents related to, among other things, pharmaceutical and other services provided to patients, relationships with pharmaceutical companies, and financial relationships with physicians and joint ventures. The subpoena covers the period from December 1, 1996 through March 2005. In October 2005, the Company received a follow-up request for additional documents related to specific medical director and joint venture arrangements. In February 2006, the Company received an additional subpoena for documents, including certain patient records relating to the administration and billing of Epogen® (EPO). In May 2007, the Company received a request for documents related to durable medical equipment and supply companies owned and operated by the Company. The Company cooperated with the inquiry and has produced the requested documents. The subpoenas were issued in connection with a joint civil and criminal investigation. It is possible that criminal proceedings may be initiated against the Company in connection with this investigation. The Company has not received a communication from the St. Louis U.S. Attorney’s Office on this matter for nearly three years.

Woodard Private Civil Suit: In February 2007, the Company received a request for information from the Office of Inspector General, U.S. Department of Health and Human Services, or OIG, for documents relating to EPO claims submitted to Medicare. In August 2007, the Company received a subpoena from the OIG seeking similar documents. The requested documents relate to services provided from 2001 to 2004 by a number of the Company’s centers. The request and subpoena were sent from the OIG’s offices in Houston and Dallas, Texas. The Company cooperated with the inquiry and has produced all previously requested documents to date. The Company was contacted by the U.S. Attorney’s Office for the Eastern District of Texas, which stated that this was a civil investigation related to EPO claims. On July 6, 2009, the U.S. District Court for the Eastern District of Texas lifted the seal on the civil qui tam complaint related to these previous requests for information. The Company was subsequently served with a complaint by the relator, Ivey Woodard, purportedly on behalf of the federal government, under the qui tam provisions of the federal False Claims Act. The government did not intervene and is not actively pursuing this matter. The relator has been pursuing the claims independently and the parties have been engaged in active litigation. The complaint contains allegations relating to the Company’s EPO practices for the period from 1992 through 2010 and seeks monetary damages and civil penalties as well as costs and expenses. The court has ruled that claims earlier than 1996 are beyond the statute of limitations. The Company believes that there is some overlap between the subject of this complaint and the review of EPO utilization in the 2005 U.S. Attorney investigation described above. The Company publicly disclosed on July 3, 2012 that it had reached an agreement in principle to settle all allegations relating to claims arising out of this matter. In connection with this settlement, the Company accrued a charge of $78,000 that consists of $55,000 for the settlement plus attorney fees and related expenses. The Company expects that the settlement will resolve federal program claims regarding EPO that were or could have been raised in the complaint relating to historical EPO practices dating back to 1997. The settlement is subject to certain conditions, such as court approval. Until the conditions and documentation are completed, there can be no assurance that this matter will in fact be resolved pursuant to the terms of the agreement in principle to settle.

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

(dollars and shares in thousands, except per share data)

Vainer Private Civil Suit: In December 2008, The Company received a subpoena for documents from the OIG relating to the pharmaceutical products Zemplar, Hectorol, Venofer, Ferrlecit and EPO, as well as other related matters. The subpoena covers the period from January 2003 to December 2008. The Company was in contact with the U.S. Attorney’s Office for the Northern District of Georgia and the U.S. Department of Justice in Washington, DC, since November 2008 relating to this matter, and were advised that this was a civil inquiry. On June 17, 2009, the Company learned that the allegations underlying this inquiry were made as part of a civil complaint filed by individuals and brought pursuant to the qui tam provisions of the federal False Claims Act. On April 1, 2011, the U.S. District Court for the Northern District of Georgia ordered the case to be unsealed. At that time, the Department of Justice and U.S. Attorney’s Office filed a notice of declination stating that the U.S. would not be intervening and not pursuing the relators’ allegation in litigation. On July 25, 2011, the relators, Daniel Barbir and Dr. Alon Vainer, filed their amended complaint in the U.S. District Court for the Northern District of Georgia, purportedly on behalf of the federal government. The allegations in the complaint relate to the Company’s drug administration practices for Vitamin D and iron agents for a period from 2003 through 2010. The complaint seeks monetary damages and civil penalties as well as costs and expenses. The Company is vigorously defending this matter and intends to continue to do so. The Company can make no assurances as to the time or resources that will be needed to devote to this litigation or its final outcome.

2010 U.S. Attorney Physician Relationship Investigation: In May 2010, the Company received a subpoena from the OIG’s office in Dallas, Texas. The civil subpoena covers the period from January 1, 2005 to May 2010, and seeks production of a wide range of documents relating to the Company’s operations, including documents related to, among other things, financial relationships with physicians and joint ventures. Some of the requested documents overlap with documents requested pursuant to the subpoena in the 2011 U.S. Attorney Physician Relationship Investigation described below. The Company is cooperating with the government and is producing the requested documents. The Company can make no assurances as to the time or resources that will be needed to devote to this litigation or its final outcome.

2011 U.S. Attorney Physician Relationship Investigation: In August 2011, the Company announced it had learned that the U.S. Attorney’s Office for the District of Colorado would be looking into certain activities of the Company in connection with information being provided to a grand jury. The Company announced further that it understood that this investigation was at a very preliminary stage, and while its precise scope was unclear, it appeared to overlap, at least in part, with the 2010 U.S. Attorney Physician Relationship Investigation described above. Subsequent to the Company’s announcement of this 2011 U.S. Attorney Physician Relationship Investigation, it received a subpoena for documents which substantially overlaps with the subpoena in the 2010 U.S. Attorney Physician Relationship Investigation described above and covers the period from January 2006 to September 2011. The Company is cooperating with the government and is producing the requested documents. Certain current and former members of the Board and executives received subpoenas in November 2011 and thereafter to testify before the grand jury, and other Company representatives may also receive subpoenas for testimony related to this matter. It is possible that criminal proceedings may be initiated against the Company in connection with this investigation. The Company can make no assurances as to the time or resources that will be needed to devote to this litigation or its final outcome.

2011 U.S. Attorney Medicaid Investigation: In October 2011, the Company announced that it would be receiving a request for documents, which could include an administrative subpoena from the Office of Inspector General for the U.S. Department of Health and Human Services. Subsequent to the Company’s announcement of this 2011 U.S. Attorney Medicaid Investigation, the Company received a request for documents in connection with the inquiry by the U.S. Attorney’s Office for the Eastern District of New York. The request relates to payments for infusion drugs covered by Medicaid composite payments for dialysis. The Company believes this

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

(dollars and shares in thousands, except per share data)

inquiry is civil in nature. The Company does not know the time period or scope. The Company understands that certain other providers that operate dialysis clinics in New York may be receiving or have received a similar request for documents. The Company is cooperating with the government and is producing the requested documents.

Except for the private civil complaints filed by the relators as described above, to the Company’s knowledge, no proceedings have been initiated against the Company at this time in connection with any of the inquiries by the federal government. Although the Company cannot predict whether or when proceedings might be initiated or when these matters may be resolved, it is not unusual for inquiries such as these to continue for a considerable period of time through the various phases of document and witness requests and on-going discussions with regulators. Responding to the subpoenas or inquiries and defending the Company in the relator proceedings will continue to require management’s attention and significant legal expense. Any negative findings in the inquiries or relator proceedings could result in substantial financial penalties or awards against the Company, exclusion from future participation in the Medicare and Medicaid programs and, to the extent criminal proceedings may be initiated against the Company, possible criminal penalties. At this time, the Company cannot predict the ultimate outcome of these inquiries, or the potential outcome of the relators’ claims (except as described above), or the potential range of damages, if any.

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

In June 2004, DVA Renal Healthcare was served with a complaint filed in the Superior Court of California by one of its former employees who worked for its California acute services program. The complaint, which is styled as a class action, alleges, among other things, that DVA Renal Healthcare failed to provide overtime wages, defined rest periods and meal periods, or compensation in lieu of such provisions and failed to comply with certain other California Labor Code requirements. The parties reached an agreement last year to fully resolve this matter for an amount that did not materially impact the Company’s financial results. That settlement has now received final approval from the court. Settlement payments have been made to the class members, and a final accounting hearing is scheduled to take place this fall.

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

8. Investments in debt and equity securities

Based on the Company’s intentions and strategy involving investments in debt and equity securities, the Company classifies certain debt securities as held-to-maturity and records them at amortized cost. Equity securities that have readily determinable fair values and certain other debt securities classified as available for sale are recorded at fair value.

The Company’s investments consist of the following:

	June 30, 2012			December 31, 2011
	Held to maturity	Available for sale	Total	Held to maturity	Available for sale	Total
Certificates of deposit, money market funds and U.S. treasury notes due within one year	$7,429	$—	$7,429	$11,754	$—	$11,754
Investments in mutual funds	—	13,343	13,343	—	15,535	15,535

	$7,429	$13,343	$20,772	$11,754	$15,535	$27,289

Short-term investments	$7,429	$1,200	$8,629	$11,754	$5,645	$17,399
Long-term investments	—	12,143	12,143	—	9,890	9,890

	$7,429	$13,343	$20,772	$11,754	$15,535	$27,289

The cost of the certificates of deposit and money market funds at June 30, 2012 and in addition, U.S. treasury notes at December 31, 2011, approximates their fair value. As of June 30, 2012 and December 31, 2011, the available for sale investments include $1,165 and $(255) of gross pre-tax gains (loss), respectively. During the six months ended June 30, 2012, the Company recorded gross pre-tax unrealized gains of $1,543, or $942 after tax, in other comprehensive income associated with changes in the fair value of these investments. During the six months ended June 30, 2012, the Company sold investments in mutual funds and its shares of NxStage

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

(dollars and shares in thousands, except per share data)

Medical, Inc. common stock for net proceeds of $6,791, and recognized a pre-tax gain of $123, or $75 after tax, that was previously recorded in other comprehensive income. During the six months ended June 30, 2011, the Company sold equity securities in mutual funds for net proceeds of $1,149, and recognized a pre-tax gain of $93, or $57 after tax, that was previously recorded in other comprehensive income.

As of June 30, 2012, investments totaling approximately $2,900 classified as held to maturity are investments used to maintain certain capital requirements of the special needs plans of VillageHealth, which is a wholly-owned subsidiary of the Company. As of December 31, 2009, the Company discontinued the VillageHealth special needs plans and is still in process of paying out all incurred claims. During the six months ended June 30, 2012, the Company received a total of $4,339 in capital deposits released from various state regulatory agencies. The Company also expects to liquidate these remaining investments as soon as the various state regulatory agencies approve the release of these capital deposits.

The investments in mutual funds classified as available for sale are held within a trust to fund existing obligations associated with several of the Company’s non-qualified deferred compensation plans.

9. Fair value of financial instruments

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

The following table summarizes the Company’s assets, liabilities and temporary equity measured at fair value on a recurring basis as of June 30, 2012:

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Available for sale securities	$13,343	$13,343	$—	$—

Interest rate cap agreements	$279	$—	$279	$—

Liabilities
Interest rate swap agreements	$22,704	$—	$22,704	$—

Temporary equity
Noncontrolling interests subject to put provisions	$522,748	$—	$—	$522,748

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

See Note 10 to the condensed consolidated financial statements for a discussion of the Company’s methodology for estimating the fair value of noncontrolling interests subject to put provisions.

The Company has other financial instruments in addition to the above that consist primarily of cash, accounts receivable, accounts payable, other accrued liabilities, and debt. The balances of the non-debt financial instruments are presented in the condensed consolidated financial statements at June 30, 2012 at their approximate fair values due to the short-term nature of their settlements. The carrying amount of the Company’s Senior Secured Credit Facilities totaled $2,840,237 as of June 30, 2012 and the fair value was $2,835,011 based upon quoted market prices. The fair value of the Company’s senior notes was approximately $1,604,250 at June 30, 2012, based upon quoted market prices, as compared to the carrying amount of $1,550,000.

10. Noncontrolling interests subject to put provisions and other commitments

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

Certain consolidated joint ventures are contractually scheduled to dissolve after terms ranging from ten to fifty years. Accordingly, the noncontrolling interests in these joint ventures are considered mandatorily redeemable instruments for which the classification and measurement requirements have been indefinitely deferred. Future distributions upon dissolution rather than sale of these entities would be valued below the related noncontrolling interests carrying balances in the condensed consolidated balance sheet.

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

(dollars and shares in thousands, except per share data)

11. Income taxes

As of June 30, 2012, the Company’s total liability for unrecognized tax benefits relating to tax positions that do not meet the more-likely-than-not threshold is $9,673, all of which would impact the Company’s effective tax rate if recognized. This balance represents an increase of $730 from the December 31, 2011 balance of $8,943 due to the addition of 2012 liabilities.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in its income tax expense. At June 30, 2012 and December 31, 2011, the Company had approximately $4,312 and $3,420, respectively, accrued for interest and penalties related to unrecognized tax benefits, net of federal tax benefits.

12. Acquisitions

Acquisition of HealthCare Partners Holdings, LLC

On May 20, 2012, the Company entered into a definitive merger agreement to acquire HealthCare Partners Holdings, LLC (HCP), the country’s largest operator of medical groups and physician networks. HCP is a patient- and physician-focused integrated health care delivery and management company providing coordinated, outcomes-based medical care in a cost-effective manner. For the year ended December 31, 2011, HCP generated approximately $2,400,000 in revenues and approximately $488,000 in operating income.

The total purchase price to be paid by the Company will consist of $3,660,000 in cash and 9,380,312 shares of the Company’s common stock, subject to post-close adjustments. In addition to the total merger consideration payable at close, the Company will pay to the owners of HCP a total of up to $275,000 of additional cash consideration in the form of two separate earn-out payments if certain financial performance targets are achieved by HCP in 2012 and 2013. The Company still expects the transaction to close early in the fourth quarter of this year.

Dialysis and other acquisitions

During the first six months of 2012, the Company acquired dialysis businesses consisting of 61 dialysis centers located in the U.S., three dialysis centers located outside the U.S. and one direct primary care business for a total of $346,774 in cash and deferred purchase price obligations totaling $3,710. The assets and liabilities for all acquisitions were recorded at their estimated fair values at the dates of the acquisitions and are included in the Company’s financial statements and operating results from the designated effective dates of the acquisitions.

The following table summarizes the assets acquired and liabilities assumed in these transactions and recognized at their acquisition dates at estimated fair values, as well as the estimated fair value of the noncontrolling interests assumed in these transactions:

Six months ended June 30, 2012
Tangible assets, principally leasehold improvements and equipment	$28,805
Amortizable intangible and other long-term assets	22,787
Goodwill	312,258
Liabilities assumed	(5,610)
Noncontrolling interests assumed	(7,756)

$350,484

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

(dollars and shares in thousands, except per share data)

Amortizable intangible assets acquired during the first six months of 2012 had weighted-average estimated useful lives of 9.2 years. The total amount of goodwill deductible for tax purposes associated with these acquisitions is approximately $294 million.

The purchase price allocations for the acquisition of DSI Renal, Inc. in the third quarter of 2011 will be finalized upon completion of the final short period tax returns.

13. Segment reporting

The Company operates principally as a dialysis and related lab services business but also operates other ancillary services and strategic initiatives. These ancillary services and strategic initiatives consist primarily of pharmacy services, infusion therapy services, disease management services, vascular access services, ESRD clinical research programs, physician services, direct primary care and the Company’s international dialysis operations. For internal management reporting, the U.S. dialysis and related lab services business and each of the ancillary services and strategic initiatives have been defined as separate operating segments by management since separate financial information is regularly produced and reviewed by the Company’s chief operating decision maker in making decisions about allocating resources and assessing financial results. The Company’s chief operating decision maker is its Chief Executive Officer. The U.S. dialysis and related lab services business qualifies as a separately reportable segment and all references to dialysis and related lab services continue to refer only to the Company’s U.S. dialysis and related lab services business. All of the other ancillary services and strategic initiatives operating segments, including the Company’s international dialysis operations, have been combined and disclosed in the other segments category.

The Company’s operating segment financial information is prepared on an internal management reporting basis that the Chief Executive Officer uses to allocate resources and analyze the performance of operating segments. For internal management reporting, segment operations include direct segment operating expenses with the exception of stock-based compensation expense, certain corporate-level general and administrative expenses and equity investment income.

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

(dollars and shares in thousands, except per share data)

The following is a summary of segment operating revenues, segment operating margin (loss), and a reconciliation of segment operating margin to consolidated income before income taxes:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Segment operating revenues:
Dialysis and related lab services
Patient service operating revenues:
External sources	$1,809,259	$1,582,949	$3,571,837	$3,080,383
Intersegment revenues	4,432	2,019	8,491	4,226

Total dialysis and related lab services patient service operating revenues	1,813,691	1,584,968	3,580,328	3,084,609
Less: Provision for uncollectible accounts related to patient service revenues	(54,416)	(47,410)	(107,424)	(88,481)

Net dialysis and related lab services patient service operating revenues	1,759,275	1,537,558	3,472,904	2,996,128
Other revenues (1)	2,872	2,842	5,757	5,373

Total net dialysis and related lab services operating revenues	1,762,147	1,540,400	3,478,661	3,001,501

Other – Ancillary services and strategic initiatives
Net patient service operating revenues	$4,504	$1,835	$7,409	$3,368
External sources	167,521	121,017	318,796	222,903
Intersegment revenues	2,400	531	4,444	2,827

Total ancillary services and strategic initiatives operating revenues	174,425	123,383	330,649	229,098

Total net segment operating revenues	1,936,572	1,663,783	3,809,310	3,230,599
Elimination of intersegment revenues	(6,832)	(2,550)	(12,935)	(7,053)

Consolidated net operating revenues	$1,929,740	$1,661,233	$3,796,375	$3,223,546

Consolidated operating revenues before provision for uncollectible accounts	$1,984,156	$1,708,643	$3,903,799	$3,312,027

Segment operating margin (loss) (2):
Dialysis and related lab services	$286,592	$287,397	$640,675	$539,712
Other – Ancillary services and strategic initiatives	(19,151)	(29,848)	(36,543)	(38,632)

Total segment margin	267,441	257,549	604,132	501,080
Reconciliation of segment operating margin to consolidated income before income taxes:
Stock-based compensation	(11,794)	(13,342)	(24,344)	(23,058)
Other corporate-level general and administrative expenses	(10,383)	—	(16,436)	—
Equity investment income	2,618	2,417	5,250	3,936

Consolidated operating income	247,882	246,624	568,602	481,958
Debt expense	(60,709)	(59,897)	(122,090)	(118,492)
Other income	840	556	1,879	1,397

Consolidated income from continuing operations before income taxes	$188,013	$187,283	$448,391	$364,863

(1)

Includes management fees for providing management and administrative services to dialysis centers that are wholly-owned by third parties or centers in which the Company owns a minority equity investment.

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

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

(dollars and shares in thousands, except per share data)

Depreciation and amortization expense for the dialysis and related lab services for the three and six months ended June 30, 2012 was $75,563 and $149,290, respectively, and was $2,244 and $4,492, respectively, for the ancillary services and strategic initiatives.

Depreciation and amortization expense for the dialysis and related lab services for the three and six months ended June 30, 2011 was $62,568 and $122,691, respectively, and was $1,677 and $3,392, respectively, for the ancillary services and strategic initiatives.

Summary of assets by segment is as follows:

	June 30, 2012	December 31, 2011
Segment assets
Dialysis and related lab services	$8,950,615	$8,588,671
Other – Ancillary services and strategic initiatives	276,740	276,176
Equity investments	27,578	27,325

Consolidated assets	$9,254,933	$8,892,172

For the three and six months ended June 30, 2012, the total amount of expenditures for property and equipment excluding capital leases for the dialysis and related lab services were $131,038 and $237,840, respectively, and were $7,011 and $12,668, respectively, for the ancillary services and strategic initiatives.

For the three and six months ended June 30, 2011, the total amount of expenditures for property and equipment excluding capital leases for the dialysis and related lab services were $85,494 and $151,422, respectively, and were $1,905 and $3,507, respectively, for the ancillary services and strategic initiatives.

As of June 30, 2012, there was $5,147,518 and $110,538 of goodwill associated with the dialysis and related lab services business and the ancillary services and strategic initiatives, respectively.

As of December 31, 2011, there was $4,865,864 and $81,112 of goodwill associated with the dialysis and related lab services business and the ancillary services and strategic initiatives, respectively.

14. Changes in DaVita Inc.’s ownership interest in consolidated subsidiaries

The effects of changes in DaVita Inc.’s ownership interest on the Company’s equity are as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net income attributable to DaVita Inc.	$95,337	$100,015	$235,457	$194,517

(Decrease) increase in paid-in capital for sales of noncontrolling interests	(12)	142	(7)	169
Decrease in paid-in capital for the purchase of noncontrolling interests	(6,772)	(5,187)	(7,669)	(5,801)

Net transfer to noncontrolling interests	(6,784)	(5,045)	(7,676)	(5,632)

Change from net income attributable to DaVita Inc. and transfers to noncontrolling interests	$88,553	$94,970	$227,781	$188,885

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

(dollars and shares in thousands, except per share data)

15. Variable interest entities

The Company is required to consolidate each entity determined to be a variable interest entity for which the Company is the primary beneficiary. Variable interest entities (VIEs) typically include those for which the entity’s equity is not sufficient to finance its activities without additional subordinated financial support; those for which the equity holders as a group lack the power to direct the activities that most significantly influence the entity’s economic performance, lack the obligation to absorb the entity’s expected losses, or lack the right to receive the entity’s expected returns; or those for which the voting rights of some investors are not proportional to their obligations to absorb the entity’s losses.

The Company is deemed to be the primary beneficiary of all the VIE’s it is associated with. These VIEs are principally operating subsidiaries owned by related party nominee owners for the Company’s benefit in jurisdictions in which the Company does not qualify for direct ownership under applicable regulations or joint ventures that require subordinated support in addition to their equity capital to finance operations. These include both dialysis operations and physician practice management entities.

Under the terms of the applicable arrangement, the Company bears substantially all of the economic risks and rewards of ownership for these operating VIEs. In some cases, the Company has contractual arrangements with its respective related party nominee owners which indemnify them from the economic losses, and entitle the Company to the economic benefits, that may result from ownership of these VIEs. The Company manages these VIEs and provides operating and capital funding as necessary to accomplish their operational and strategic objectives.

Accordingly, as the primary beneficiary the Company bears the majority of the risks and rewards attendant to their ownership. The Company consolidates these VIEs as their primary beneficiary. Total assets of these consolidated operating VIEs were approximately $21,000 and their liabilities to unrelated third parties were approximately $18,000 at June 30, 2012.

The Company also sponsors certain deferred compensation plans whose trusts qualify as VIEs and as their primary beneficiary the Company consolidates each of these plans. The assets of these plans are recorded in short-term or long-term investments with matching offsetting liabilities in accrued compensation and benefits and other long-term liabilities. See Note 8 for disclosures on the assets of these consolidated non-qualified deferred compensation plans.

16. Significant new accounting standards

On January 1, 2012, the Company adopted the Financial Accounting Standards Board’s, or FASB, Accounting Standard Update (ASU) No. 2011-08, Intangibles—Goodwill and Other. This standard amends the two-step goodwill impairment test required under the prior accounting guidance. This amendment allows reporting entities the option to first assess certain qualitative factors to ascertain whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount to determine if the two-step impairment test is necessary. If an entity concludes that certain events or circumstances demonstrate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the entity is required to proceed to step one of the two-step goodwill impairment test. This standard was effective on January 1, 2012. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

On January 1, 2012, the Company adopted FASB’s ASU No. 2011-07, Health Care Entities-Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts. This standard amends the prior presentation and disclosure requirements for Health Care Entities that recognize

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

(dollars and shares in thousands, except per share data)

significant amounts of patient service revenues at the time the services are rendered without assessing the patient’s ability to pay. This standard requires health care entities to reclassify the provision for bad debts from an operating expense to a deduction from patient service revenues. In addition, this standard requires more disclosure on the policies for recognizing revenue, assessing bad debts, as well as quantitative and qualitative information regarding changes in the allowance for doubtful accounts. This standard was applied retrospectively to all prior periods presented and was effective on January 1, 2012. Upon adoption of this standard, the Company changed its presentation of its provision for uncollectible accounts related to patient service revenues as a deduction from its patient service operating revenues and enhanced its disclosures as indicated above. See Note 4 to the condensed consolidated financial statements for further details.

On January 1, 2012, the Company adopted FASB’s ASU No. 2011-05 as amended by ASU No. 2011-12, Comprehensive Income—Presentation of Comprehensive Income. This standard amends the prior presentation requirements for comprehensive income by eliminating the presentation of the components of other comprehensive income within the statement of equity. This standard allows two options on how to present the various components of comprehensive income. These options are either to report the components of comprehensive income separately on the income statement or to present total other comprehensive income and the components of other comprehensive income in a separate statement. This standard does not change the items that must be reported in other comprehensive income or when an item must be reclassified into net income. The FASB temporarily deferred the requirement to present separate line items on the statement of income for the amounts that would be realized and reclassified out of accumulated other comprehensive income into net income. No timetable has been set for FASB’s reconsideration of this item. This standard, except for the requirements that were deferred, as stated above, was applied retrospectively and was effective on January 1, 2012. Upon adoption of this standard, the Company presented total other comprehensive income and the components of other comprehensive income in a separate statement of comprehensive income.

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

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

(dollars and shares in thousands, except per share data)

Condensed Consolidating Statements of Income

For the three months ended June 30, 2012	DaVita Inc.	Guarantor subsidiaries	Non-Guarantor subsidiaries	Consolidating adjustments	Consolidated total
Patient service operating revenues	$—	$1,357,153	$470,813	$(18,707)	$1,809,259
Less: Provision for uncollectible accounts	—	(8,118)	(46,298)	—	(54,416)

Net patient service operating revenues	—	1,349,035	424,515	(18,707)	1,754,843
Other revenues	127,417	163,469	22,437	(138,426)	174,897

Total net operating revenues	127,417	1,512,504	446,952	(157,133)	1,929,740
Operating expenses	93,009	1,356,329	389,653	(157,133)	1,681,858

Operating income	34,408	156,175	57,299	—	247,882
Debt (expense)	(61,687)	(50,623)	(6,642)	58,243	(60,709)
Other income	58,194	693	196	(58,243)	840
Income tax expense	12,751	66,680	(11,422)	—	68,009
Equity earnings in subsidiaries	77,173	37,393	—	(114,566)	—

Income from continuing operations	95,337	76,958	62,275	(114,566)	120,004
Discontinued operations	—	—	—	—	—

Net income	95,337	76,958	62,275	(114,566)	120,004
Less: Net income attributable to noncontrolling interests	—	—	—	(24,667)	(24,667)

Net income attributable to DaVita Inc.	$95,337	$76,958	$62,275	$(139,233)	$95,337

For the three months ended June 30, 2011
Patient service operating revenues	$—	$1,252,828	$342,149	$(12,028)	$1,582,949
Less: Provision for uncollectible accounts	—	(31,513)	(15,897)	—	(47,410)

Net patient service operating revenues	—	1,221,315	326,252	(12,028)	1,535,539
Other revenues	115,230	115,960	17,350	(122,846)	125,694

Total net operating revenues	115,230	1,337,275	343,602	(134,874)	1,661,233
Operating expenses	73,466	1,174,958	301,059	(134,874)	1,414,609

Operating income	41,764	162,317	42,543	—	246,624
Debt (expense)	(60,440)	(56,920)	(383)	57,846	(59,897)
Other income	58,106	183	113	(57,846)	556
Income tax expense	15,772	48,463	2,636	—	66,871
Equity earnings in subsidiaries	76,357	43,110	—	(119,467)	—

Income from continuing operations	100,015	100,227	39,637	(119,467)	120,412
Discontinued operations	—	103	150	—	253

Net income	100,015	100,330	39,787	(119,467)	120,665
Less: Net income attributable to noncontrolling interests	—	—	—	(20,650)	(20,650)

Net income attributable to DaVita Inc.	$100,015	$100,330	$39,787	$(140,117)	$100,015

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

(dollars and shares in thousands, except per share data)

Condensed Consolidating Statements of Income (continued)

For the six months ended June 30, 2012	DaVita Inc.	Guarantor subsidiaries	Non-Guarantor subsidiaries	Consolidating adjustments	Consolidated total
Patient service operating revenues	$—	$2,673,145	$931,659	$(32,967)	$3,571,837
Less: Provision for uncollectible accounts	—	(46,964)	(60,460)	—	(107,424)

Net patient service operating revenues	—	2,626,181	871,199	(32,967)	3,464,413
Other revenues	251,010	310,434	45,936	(275,418)	331,962

Total net operating revenues	251,010	2,936,615	917,135	(308,385)	3,796,375
Operating expenses	186,167	2,586,765	763,226	(308,385)	3,227,773

Operating income	64,843	349,850	153,909	—	568,602
Debt (expense)	(123,868)	(101,841)	(13,008)	116,627	(122,090)
Other income	116,540	1,325	641	(116,627)	1,879
Income tax expense	23,524	144,793	(4,813)	—	163,504
Equity earnings in subsidiaries	201,466	96,934	—	(298,400)	—

Income from continuing operations	235,457	201,475	146,355	(298,400)	284,887
Discontinued operations	—	—	—	—	—

Net income	235,457	201,475	146,355	(298,400)	284,887
Less: Net income attributable to noncontrolling interests	—	—	—	(49,430)	(49,430)

Net income attributable to DaVita Inc.	$235,457	$201,475	$146,355	$(347,830)	$235,457

For the six months ended June 30, 2011
Patient service operating revenues	$—	$2,450,324	$652,382	$(22,323)	$3,080,383
Less: Provision for uncollectible accounts	—	(50,535)	(37,946)	—	(88,481)

Net patient service operating revenues	—	2,399,789	614,436	(22,323)	2,991,902
Other revenues	218,503	215,703	32,953	(235,515)	231,644

Total net operating revenues	218,503	2,615,492	647,389	(257,838)	3,223,546
Operating expenses	139,840	2,299,956	559,630	(257,838)	2,741,588

Operating income	78,663	315,536	87,759	—	481,958
Debt (expense)	(119,305)	(111,060)	(563)	112,436	(118,492)
Other income	112,973	498	362	(112,436)	1,397
Income tax expense	28,932	98,308	2,590	—	129,830
Equity earnings in subsidiaries	151,118	68,977	—	(220,095)	—

Income from continuing operations	194,517	175,643	84,968	(220,095)	235,033
Discontinued operations	—	110	274	—	384

Net income	194,517	175,753	85,242	(220,095)	235,417
Less: Net income attributable to noncontrolling interests	—	—	—	(40,900)	(40,900)

Net income attributable to DaVita Inc.	$194,517	$175,753	$85,242	$(260,995)	$194,517

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

(dollars and shares in thousands, except per share data)

Condensed Consolidating Statements of Comprehensive Income

For the three months ended June 30, 2012	DaVita Inc.	Guarantor subsidiaries	Non-Guarantor subsidiaries	Consolidating adjustments	Consolidated total
Net income	$95,337	$76,958	$62,275	$(114,566)	$120,004
Other comprehensive loss	(609)	—	—	—	(609)

Total comprehensive income	94,728	76,958	62,275	(114,566)	119,395
Less: comprehensive income attributable to the noncontrolling interests	—	—	—	(24,667)	(24,667)

Comprehensive income attributable to DaVita Inc.	$94,728	$76,958	$62,275	$(139,233)	$94,728

For the six months ended June 30, 2012
Net income	$235,457	$201,475	$146,355	$(298,400)	$284,887
Other comprehensive income	102	—	—	—	102

Total comprehensive income	235,559	201,475	146,355	(298,400)	284,989
Less: comprehensive income attributable to the noncontrolling interests	—	—	—	(49,430)	(49,430)

Comprehensive income attributable to DaVita Inc.	$235,559	$201,475	$146,355	$(347,830)	$235,559

For the three months ended June 30, 2011
Net income	$100,015	$100,330	$39,787	$(119,467)	$120,665
Other comprehensive loss	(10,110)	—	—	—	(10,110)

Total comprehensive income	89,905	100,330	39,787	(119,467)	110,555
Less: comprehensive income attributable to the noncontrolling interests	—	—	—	(20,650)	(20,650)

Comprehensive income attributable to DaVita Inc.	$89,905	$100,330	$39,787	$(140,117)	$89,905

For the six months ended June 30, 2011
Net income	$194,517	$175,753	$85,242	$(220,095)	$235,417
Other comprehensive loss	(12,290)	—	—	—	(12,290)

Total comprehensive income	182,227	175,753	85,242	(220,095)	223,127
Less: comprehensive income attributable to the noncontrolling interests	—	—	—	(40,900)	(40,900)

Comprehensive income attributable to DaVita Inc.	$182,227	$175,753	$85,242	$(260,995)	$182,227

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

(dollars and shares in thousands, except per share data)

Condensed Consolidating Balance Sheets

As of June 30, 2012	DaVita Inc.	Guarantor subsidiaries	Non-Guarantor subsidiaries	Consolidating adjustments	Consolidated total
Cash and cash equivalents	$247,423	$—	$26,022	$—	$273,445
Accounts receivable, net	—	974,320	275,675	—	1,249,995
Other current assets	10,915	562,993	81,403	—	655,311

Total current assets	258,338	1,537,313	383,100	—	2,178,751
Property and equipment, net	113,475	1,044,359	428,626	—	1,586,460
Amortizable intangibles, net	47,679	100,518	14,125	—	162,322
Investments in subsidiaries	7,040,789	1,129,896	—	(8,170,685)	—
Intercompany receivables	—	545,649	299,164	(844,813)	—
Other long-term assets and investments	12,524	53,657	3,163	—	69,344
Goodwill	—	4,157,237	1,100,819	—	5,258,056

Total assets	$7,472,805	$8,568,629	$2,228,997	$(9,015,498)	$9,254,933

Current liabilities	$135,374	$973,481	$127,009	$—	$1,235,864
Intercompany payables	325,653	—	519,160	(844,813)	—
Long-term debt and other long-term liabilities	4,296,673	610,955	80,746	—	4,988,374
Noncontrolling interests subject to put provisions	336,513	—	—	186,235	522,748
Total DaVita Inc. shareholders’ equity	2,378,592	6,984,193	1,186,492	(8,170,685)	2,378,592
Noncontrolling interests not subject to put provisions	—	—	315,590	(186,235)	129,355

Total equity	2,378,592	6,984,193	1,502,082	(8,356,920)	2,507,947

Total liabilities and equity	$7,472,805	$8,568,629	$2,228,997	$(9,015,498)	$9,254,933

As of December 31, 2011
Cash and cash equivalents	$365,276	$—	$28,476	$—	$393,752
Accounts receivable, net	—	926,041	269,122	—	1,195,163
Other current assets	14,665	598,721	79,307	—	692,693

Total current assets	379,941	1,524,762	376,905	—	2,281,608
Property and equipment, net	78,038	971,867	382,746	—	1,432,651
Amortizable intangibles, net	53,276	95,900	10,315	—	159,491
Investments in subsidiaries	6,696,039	1,089,920	—	(7,785,959)	—
Intercompany receivables	—	472,200	253,447	(725,647)	—
Other long-term assets and investments	11,388	56,134	3,924	—	71,446
Goodwill	—	3,903,542	1,043,434	—	4,946,976

Total assets	$7,218,682	$8,114,325	$2,070,771	$(8,511,606)	$8,892,172

Current liabilities	$148,994	$889,172	$114,950	$—	$1,153,116
Intercompany payables	271,890	—	453,757	(725,647)	—
Long-term debt and other long-term liabilities	4,351,346	585,675	55,694	—	4,992,715
Noncontrolling interests subject to put provisions	305,377	—	—	172,839	478,216
Total DaVita Inc. shareholders’ equity	2,141,075	6,639,478	1,146,481	(7,785,959)	2,141,075
Noncontrolling interests not subject to put provisions	—	—	299,889	(172,839)	127,050

Total equity	2,141,075	6,639,478	1,446,370	(7,958,798)	2,268,125

Total liabilities and equity	$7,218,682	$8,114,325	$2,070,771	$(8,511,606)	$8,892,172

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(unaudited)

(dollars and shares in thousands, except per share data)

Condensed Consolidating Statements of Cash Flows

For the six months ended June 30, 2012	DaVita Inc.	Guarantor subsidiaries	Non-Guarantor subsidiaries	Consolidating adjustments	Consolidated total
Cash flows from operating activities:
Net income	$235,457	$201,475	$146,355	$(298,400)	$284,887
Changes in operating assets and liabilities and non-cash items included in net income	(221,263)	128,076	43,879	298,400	249,092

Net cash provided by operating activities	14,194	329,551	190,234	—	533,979

Cash flows from investing activities:
Additions of property and equipment, net	(37,895)	(131,243)	(81,370)	—	(250,508)
Acquisitions	—	(305,546)	(41,228)	—	(346,774)
Proceeds from asset sales	—	2,023	—	—	2,023
Proceeds from investment sales and other items	3,721	4,327	—	—	8,048

Net cash used in investing activities	(34,174)	(430,439)	(122,598)	—	(587,211)

Cash flows from financing activities:
Long-term debt and related financing costs, net	(37,756)	(9,774)	10,422	—	(37,108)
Intercompany borrowing	(79,691)	120,320	(40,629)	—	—
Other items	19,693	(9,658)	(39,894)	—	(29,859)

Net cash used in financing activities	(97,754)	100,888	(70,101)	—	(66,967)
Effect of exchange rate changes on cash	(119)	—	11	—	(108)

Net increase (decrease) in cash and cash equivalents	(117,853)	—	(2,454)	—	(120,307)
Cash and cash equivalents at beginning of period	365,276	—	28,476	—	393,752

Cash and cash equivalents at end of period	$247,423	$—	$26,022	$—	$273,445

For the six months ended June 30, 2011
Cash flows from operating activities:
Net income	$194,517	$175,753	$85,242	$(220,095)	$235,417
Changes in operating assets and liabilities and non-cash items included in net income	(98,306)	157,151	19,836	220,095	298,776

Net cash provided by operating activities	96,211	332,904	105,078	—	534,193

Cash flows from investing activities:
Additions of property and equipment, net	(19,269)	(89,010)	(46,650)	—	(154,929)
Acquisitions	—	(151,196)	—	—	(151,196)
Proceeds from asset sales	—	2,954	—	—	2,954
Proceeds from investment sales and other items	(725)	340	(5,000)	—	(5,385)

Net cash used in investing activities	(19,994)	(236,912)	(51,650)	—	(308,556)

Cash flows from financing activities:
Long-term debt and related financing costs, net	(55,558)	1,694	8,625	—	(45,239)
Intercompany borrowing	96,785	(91,103)	(5,682)	—	—
Other items	(264,174)	(6,583)	(39,933)	—	(310,690)

Net cash provided by (used in) financing activities	(222,947)	(95,992)	(36,990)	—	(355,929)

Net increase (decrease) in cash and cash equivalents	(146,730)	—	16,438	—	(130,292)
Cash and cash equivalents at beginning of period	856,803	—	3,314	—	860,117

Cash and cash equivalents at end of period	$710,073	$—	$19,752	$—	$729,825

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. All statements that do not concern historical facts are forward-looking statements and include, among other things, statements about our expectations, beliefs, intentions and/or strategies for the future. These forward-looking statements include statements regarding our future operations, financial condition and prospects, expectations for treatment growth rates, revenue per treatment, expense growth, levels of the provision for uncollectible accounts receivable, operating income, cash flow, operating cash flow, estimated tax rates, capital expenditures, the development of new centers and center acquisitions, government and commercial payment rates, revenue estimating risk and the impact of our related level of indebtedness on our financial performance, including earnings per share and the anticipated timing of the closing of the HCP transaction. These statements involve substantial known and unknown risks and uncertainties that could cause our actual results to differ materially from those described in the forward-looking statements, including, but not limited to, risks resulting from uncertainties associated with governmental regulations, general economic and other market conditions, competition, accounting estimates, the variability of our cash flows, the concentration of profits generated from commercial payor plans, continued downward pressure on average realized payment rates from commercial payors, which may result in the loss of revenue or patients, a reduction in the number of patients under higher-paying commercial plans, a reduction in government payment rates under the Medicare ESRD program or other government-based programs, the impact of health care reform legislation that was enacted in the U.S. in March 2010, changes in pharmaceutical or anemia management practice patterns, payment policies, or pharmaceutical pricing, our ability to maintain contracts with physician medical directors, legal compliance risks, including our continued compliance with complex government regulations, current or potential investigations by various governmental entities and related government or private-party proceedings, the impact of our Settlement to resolve the federal program claims regarding EPO relating to historical EPO practices dating back to 1997, continued increased competition from large and medium-sized dialysis providers that compete directly with us, the emergence of new models of care introduced by the government or private sector, such as accountable care organizations, independent practice association and integrated delivery systems, and changing affiliation models for physicians, such as employment by hospitals, that may erode our patient base and reimbursement rates, our ability to complete any acquisitions, mergers or dispositions that we might be considering or announce, including the HCP transaction, or integrate and successfully operate any business we may acquire, expansion of our operations and services to markets outside the U.S., or to businesses outside of dialysis and the other risk factors set forth in Part II, Item 1A. of this Quarterly Report on Form 10-Q. We base our forward-looking statements on information currently available to us, and we undertake no obligation to update or revise any forward-looking statements, whether as a result of changes in underlying factors, new information, future events or otherwise.

The following should be read in conjunction with our condensed consolidated financial statements.

Results of operations

We operate principally as a dialysis and related lab services business in the U.S. but also operate other ancillary services and strategic initiatives. These ancillary services and strategic initiatives consist of pharmacy services, infusion therapy services, disease management services, vascular access services, ESRD clinical research programs and physician services, direct primary care and our international dialysis operations. The U.S. dialysis and related lab services business qualifies as a separately reportable segment and all references to dialysis and related lab services continue to refer only to our U.S. dialysis and related lab services business. All of the other ancillary services and strategic initiatives operating segments, including our international dialysis operations, have been combined and disclosed in the other segments category.

Our consolidated operating results for the second quarter of 2012 compared with the prior sequential quarter and the same quarter of 2011 as well as the six months ended June 30, 2012 compared to the same periods in 2011 were as follows:

	Three months ended									Six months ended
	June 30, 2012			March 31, 2012			June 30, 2011			June 30, 2012			June 30, 2011
	(dollar amounts rounded to nearest million)
Total net operating revenues	$1,930			$1,867			$1,661			$3,797			$3,224
Add: Provision for uncollectible accounts related to patient service revenues	54			53			48			107			88

Consolidated operating revenues	$1,984	100%		$1,920	100%		$1,709	100%		$3,904	100%		$3,312	100%

Patient service operating revenues	$1,809			$1,763			$1,583			$3,572			$3,080
Less: Provision for uncollectible accounts related to patient service revenues	(54)	3%		(53)	3%		(48)	3%		(107)	3%		(88)	3%

Net patient service operating revenues	1,755			1,710			1,535			3,465			2,992
Other revenues	175			157			126			332			232

Total net operating revenues	1,930			1,867			1,661			3,797			3,224

Operating expenses and charges:
Patient care costs	1,312	66%		1,263	66%		1,163	68%		2,575	66%		2,277	69%
General and administrative	215	11%		207	11%		164	10%		422	11%		315	10%
Depreciation and amortization	78	4%		76	4%		64	4%		154	4%		126	4%
Provision for uncollectible accounts	2	—		2	—		2	—		4	—		3	—
Goodwill impairment charge	—	—		—	—		24	1%		—	—		24	1%
Equity investment income	(3)	—		(3)	—		(2)	—		(5)	—		(4)	—
Legal proceeding contingency accrual and related expenses	78	4%		—	—		—	—		78	2%		—	—

Total operating expenses and charges	1,682	87	%(1)	1,546	83	%(1)	1,415	86	%(1)	3,228	85	%(1)	2,742	85	%(1)

Operating income	$248	13%		$321	17%		$247	14%		$569	15%		$482	15%

(1)	The percentages include total operating expenses and charges and the provision for uncollectible accounts related to patient service revenues.

The following table summarizes consolidated net operating revenues for our U.S. dialysis and related lab services segment as well as our other ancillary services and strategic initiatives:

	Three months ended			Six months ended
	June 30, 2012	March 31, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(dollar amounts rounded to nearest million)
Dialysis and related lab services patient service operating revenues	$1,813	$1,767	$1,585	$3,580	$3,085
Less: Provision for uncollectible accounts related to patient service revenues	(54)	(53)	(48)	(107)	(88)

Dialysis and related lab services net patient service operating revenues	$1,759	$1,714	$1,537	$3,473	$2,997
Other revenues	3	3	3	6	5

Total net dialysis and related lab services operating revenues	1,762	1,717	1,540	3,479	3,002
Other – Ancillary services and strategic initiatives	170	153	121	323	226
Other – Ancillary services and strategic initiatives net patient service operating revenues	5	3	2	8	3

Total net segment operating revenues	1,937	1,873	1,663	3,810	3,231
Elimination of intersegment revenues	(7)	(6)	(2)	(13)	(7)

Consolidated net operating revenues	$1,930	$1,867	$1,661	$3,797	$3,224

Consolidated operating revenues	$1,984	$1,920	$1,709	$3,904	$3,312

The following table summarizes consolidated operating income:

	Three months ended			Six months ended
	June 30, 2012	March 31, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(dollar amounts rounded to nearest million)
Dialysis and related lab services	$286	$354	$288	$641	$540
Other – Ancillary services and strategic initiatives	(19)	(17)	(30)	(37)	(39)

Total segment operating income	267	337	258	604	501
Reconciling items:
Stock-based compensation	(12)	(13)	(13)	(24)	(23)
Other corporate general and administrative expenses	(10)	(6)	—	(16)	—
Equity investment income	3	3	2	5	4

Consolidated operating income	248	321	247	569	482
Reconciliation of non-GAAP measure:
Add:
Legal proceeding contingency accrual and related expenses	78	—	—	78	—
Goodwill impairment charge	—	—	24	—	24

Non-GAAP consolidated operating income (1)	$326	$321	$271	$647	$506

(1)

For the three and six months ended June 30, 2012 and for the three and six months ended June 30, 2011, we have excluded a legal proceeding contingency accrual and related expenses and a non-cash goodwill impairment charge from operating expenses and operating income, respectively, because management believes that these presentations enhance a user’s understanding of our normal consolidated operating income by excluding an unusual charge for a legal proceeding contingency accrual and related expenses that resulted from an agreement we reached in principle to settle the Woodard Private Civil Suit (see Note 7 to the condensed consolidated financial statements) and a non-cash goodwill impairment charge that resulted from a decrease in the implied fair value of goodwill below its carrying amount associated with HomeChoice Partners, which provides infusion therapy services, during the second quarter of 2011, and therefore these adjusted consolidated operating income amounts are meaningful and comparable to our prior period results and more indicative of our normal consolidated operating income.

Consolidated operating revenues

Consolidated operating revenues for the second quarter of 2012 increased by approximately $64 million, or approximately 3.3%, as compared to the first quarter of 2012. The increase in consolidated operating revenues was primarily due to an increase in dialysis and related lab services operating revenues of approximately $46 million, principally due to strong volume growth from additional treatments from non-acquired growth and acquisitions. Our average dialysis revenue per treatment was flat in the second quarter of 2012 as compared to the first quarter of 2012. The increase in the consolidated operating revenues was also due to an increase of approximately $19 million in the ancillary services and strategic initiatives revenues primarily from growth in our pharmacy services.

Consolidated operating revenues for the second quarter of 2012 increased by approximately $275 million, or approximately 16.1%, as compared to the second quarter of 2011. The increase in consolidated operating revenues was primarily due to an increase in dialysis and related lab services operating revenues of approximately $228 million, principally due to strong volume growth from additional treatments from non-acquired treatment growth in existing and new centers and growth through acquisitions. The increase in consolidated operating revenues was also due to an increase of approximately $52 million in the ancillary services and strategic initiatives revenues primarily from growth in our pharmacy services.

Consolidated operating revenues for the six months ended June 30, 2012 increased by approximately $592 million, or approximately 17.9%, as compared to the same period in 2011. The increase in consolidated operating revenues was primarily due to an increase in dialysis and related lab services operating revenues of approximately $496 million, principally due to strong volume growth from additional treatments from non-acquired treatment growth in existing and new centers and growth through acquisitions, and as a result of one additional treatment day for the six months ended June 30, 2012. The increase in consolidated operating revenues was also due to an increase of approximately $4 in the average dialysis revenue per treatment, as described below, and from an increase of approximately $102 million in the ancillary services and strategic initiatives revenues primarily from growth in our pharmacy services.

Consolidated operating income

Consolidated operating income for the second quarter of 2012 decreased by approximately $73 million, or approximately 22.7%, as compared to the first quarter of 2012, including the legal proceeding contingency accrual and related expenses of approximately $78 million. Excluding this item, adjusted consolidated operating income would have increased by $5 million. The increase in adjusted operating income was primarily due to strong volume growth in the number of treatments, lower payroll taxes, lower accruals for self-insurance reserves and improvements in productivity, partially offset by an increase in our pharmaceuticals costs, an increase in labor and benefit costs and an increase in expenses associated with our annual leadership meeting.

Consolidated operating income for the second quarter of 2012 increased by approximately $1 million, or approximately 0.4%, as compared to the second quarter of 2011, including the legal proceeding contingency accrual and related expenses of $78 million in the second quarter of 2012 and the $24 million goodwill impairment charge in the second quarter of 2011. Excluding these items from their respective periods, adjusted consolidated operating income would have increased by $55 million. The increase in adjusted operating income was primarily due to strong volume growth from additional treatments from non-acquired treatment growth in existing and new centers and growth through acquisitions. In addition, adjusted consolidated operating income also increased as a result of overall lower pharmaceutical costs mainly from a decline in the intensities of physician-prescribed pharmaceuticals, lower accruals for self-insurance reserves and improvements in productivity. Consolidated operating income for the second quarter of 2012 was negatively impacted by higher labor and related payroll taxes, higher benefit costs, an increase in our professional fees for legal and compliance matters, an increase in our other direct operating expenses associated with our dialysis centers, an increase in acquisition-related expenses and an increase in the operating losses associated with our ancillary services and strategic initiatives.

Consolidated operating income for the six months ended June 30, 2012 increased by approximately $87 million, or approximately 18.0%, as compared to the same period in 2011, including the legal proceeding contingency accrual and related expenses of $78 million for the six months ended June 30, 2012 and the $24 million goodwill impairment charge for the six months ended June 30, 2011. Excluding these items from their respective periods, adjusted consolidated operating income would have increased by $141 million. The increase in adjusted operating income was primarily due to strong volume growth from additional treatments as a result of non-acquired growth in existing and new centers, growth through acquisitions and as a result of one additional treatment day for the six months ended June 30, 2012, as well as from an increase in the average dialysis revenue per treatment of approximately $4, as described below. In addition, consolidated operating income also increased as a result of overall lower pharmaceutical costs mainly from a decline in the intensities of physician-prescribed pharmaceuticals, lower accruals for self-insurance reserves and improvements in productivity. Consolidated operating income for the six months ended June 30, 2012 was negatively impacted by higher labor and related payroll taxes, higher benefit costs, an increase in our professional fees for legal and compliance matters, an increase in our other direct operating expenses associated with our dialysis centers, an increase in acquisition-related expenses and an increase in the operating losses associated with our ancillary services and strategic initiatives.

Operating segments

U.S. dialysis and related lab services

	Three months ended			Six months ended
	June 30, 2012	March 31, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(dollar amounts rounded to nearest million, except per treatment data)
Net operating revenues	$1,762	$1,717	$1,540	$3,479	$3,002
Add: Provision for uncollectible accounts	54	53	48	107	88

Dialysis and related lab services operating revenues	$1,816	$1,770	$1,588	$3,586	$3,090

Patient service operating revenues	$1,813	$1,767	$1,585	$3,580	$3,085
Less: Provision for uncollectible accounts related to patient service revenues	(54)	(53)	(48)	(107)	(88)

Net patient service operating revenues	1,759	1,714	1,537	3,473	2,997
Other revenues	3	3	3	6	5

Total net operating revenues	$1,762	$1,717	$1,540	$3,479	$3,002

Segment operating income	$286	$354	$288	$641	$540

Dialysis treatments	5,451,901	5,314,275	4,769,661	10,766,176	9,364,211
Average dialysis treatments per treatment day	69,896	68,132	61,150	69,014	60,414
Average dialysis revenue per treatment (including lab services)	$333	$332	$332	$333	$329

Operating revenues

Dialysis and related lab services’ operating revenues for the second quarter of 2012 increased by approximately $46 million, or approximately 2.6%, as compared to the first quarter of 2012. The increase in operating revenues was primarily due to an increase in the number of treatments as a result of non-acquired treatment growth in existing and new centers and from growth through acquisitions. Our average dialysis revenue per treatment in the second quarter of 2012 was flat as compared to the first quarter of 2012 but benefited from an increase as a result of an increase in some of our commercial payment rates, partially offset by a slight decline in our government reimbursements.

Dialysis and related lab services’ operating revenues for the second quarter of 2012 increased by approximately $228 million, or approximately 14.4%, as compared to the second quarter of 2011. The increase in operating revenues in the second quarter of 2012 was principally due to strong volume growth from additional treatments. The increase in the number of treatments was primarily attributable to non-acquired treatment growth at existing and new centers and growth through acquisitions. The average dialysis revenue per treatment benefited from an increase in our Medicare reimbursements and an increase in some of our commercial payment rates, principally offset by a decline in our commercial payor mix and a decline in the intensities of physician-prescribed pharmaceuticals.

Dialysis and related lab services’ operating revenues for the six months ended June 30, 2012, increased by approximately $496 million, or approximately 16.1%, in the first quarter of 2012, as compared to the same period in 2011. The increase in operating revenues in the first six months of 2012 was principally due to strong volume growth from additional treatments of approximately 15.0%, and an increase in the average dialysis revenue per treatment of approximately $4, or approximately 1.0%. The increase in the number of treatments was primarily attributable to non-acquired treatment growth at existing and new centers and growth through acquisitions and as a result of one additional treatment day for the six months ended June 30, 2012. The increase in the average dialysis revenue per treatment was primarily due to an increase in our Medicare reimbursements, an increase in some of our commercial payment rates, partially offset by a decline in our commercial payor mix and a decline in the intensities of physician-prescribed pharmaceuticals.

Operating expenses and charges

Patient care costs. Dialysis and related lab services’ patient care costs on a per treatment basis for the second quarter of 2012 increased by $2 compared to the first quarter of 2012. The increase was primarily the result of higher pharmaceutical costs, higher labor and benefit costs and an increase in expenses associated with our annual leadership meeting, partially offset by lower payroll taxes, lower accruals for self-insurance reserves and improvements in productivity.

Dialysis and related lab services’ patient care costs on a per treatment basis for the second quarter of 2012 decreased by approximately $9 as compared to the second quarter of 2011. The decrease was primarily attributable to lower pharmaceutical costs mainly from a decline in the intensities of physician-prescribed pharmaceuticals, lower accruals for self-insurance reserves and improvements in productivity, partially offset by higher labor and benefit costs.

Dialysis and related lab services’ patient care costs on a per treatment basis for the six months ended June 30, 2012 decreased by approximately $10 as compared to the same period in 2011. The decrease was primarily attributable to lower pharmaceutical costs mainly from a decline in the intensities of physician-prescribed pharmaceuticals, lower accruals for self-insurance reserves and improvements in productivity, partially offset by higher labor and benefit costs.

General and administrative expenses. Dialysis and related lab services’ general and administrative expenses of approximately $157 million decreased by approximately $4 million in the second quarter of 2012 as compared to the first quarter of 2012. The decrease was primarily due to lower professional fees for legal and compliance matters, lower integration costs and lower payroll taxes, partially offset by higher labor and benefit costs.

Dialysis and related lab services’ general and administrative expenses for the second quarter of 2012 increased by approximately $29 million as compared to the second quarter of 2011. The increase was primarily due to higher labor and benefit costs and an increase in professional fees in conjunction with legal and compliance matters.

Dialysis and related lab services’ general and administrative expenses for the six months ended June 30, 2012 increased by approximately $68 million as compared to the same period in 2011. The increase was primarily due to higher labor and benefit costs and an increase in professional fees in conjunction with legal and compliance matters. Dialysis and related lab services general and administrative expenses, as a percentage of dialysis and related lab services’ revenue, was 8.6% for the second quarter of 2012, 9.1% for the first quarter of 2012 and 8.0% for the second quarter of 2011.

Depreciation and amortization. Depreciation and amortization for dialysis and related lab services was approximately $76 million for the second quarter of 2012, $74 million for the first quarter of 2012 and $63 million for the second quarter of 2011. The increases in depreciation and amortization in the second quarter of 2012, as compared to both the first quarter of 2012 and the second quarter of 2011, was primarily due to growth in newly developed centers and from acquired centers.

Depreciation and amortization for dialysis and related lab services was approximately $149 million for the six months ended June 30, 2012, as compared to $123 million for the same period in 2011. The increase was primarily due to the same factors, as described above.

Provision for uncollectible accounts. The provision for uncollectible accounts receivable for dialysis and related lab services was 3.0% for both the second quarter of 2012 and the first quarter of 2012, and was 3.0% for the second quarter of 2011. We assess our level of the provision for uncollectible accounts based upon our historical cash collection experience and trends, and have and will continue to adjust the provision as necessary as a result of changes in our cash collections.

Legal proceeding contingency accrual and related expenses: We reached an agreement in principle to settle all allegations relating to claims arising out of the previously disclosed litigation filed in 2002 in the U.S. District Court in the Eastern District of Texas (Settlement). In connection with the Settlement we accrued a charge of approximately $78 million in the second quarter of 2012 that consist of $55 million for the settlement plus attorney fees and other related expenses. We expect that the Settlement will resolve federal program claims regarding EPO that were or could have been raised in the complaint relating to historical EPO practices dating back to 1997. The Settlement is subject to certain conditions, such as court approval. Until the conditions and documentation are completed, there can be no assurance that this matter will in fact be resolved pursuant to the terms of the Settlement. See Note 7 to the condensed consolidated financial statements for additional details.

Segment operating income

Dialysis and related lab services’ operating income for the second quarter of 2012 decreased by approximately $68 million, or approximately 19.2%, as compared to the first quarter of 2012, including the legal proceeding contingency accrual and related expenses of $78 million, as discussed above. Excluding this item, dialysis and related lab services adjusted operating income would have increased by $10 million. The increase in adjusted operating income was primarily due to strong volume growth, lower payroll taxes, lower accruals for self-insurance reserves, lower professional fees for legal and compliance matters, lower integration costs and from improvements in productivity. However, operating income was negatively impacted by an increase in pharmaceutical costs, higher labor and benefit costs and an increase in our expenses associated with our annual leadership meeting.

Dialysis and related lab services’ operating income for the second quarter of 2012 decreased by approximately $2 million, or approximately 0.7%, as compared to the second quarter of 2011, including the legal proceeding contingency accrual and related expenses of $78 million, as discussed above. Excluding this item, dialysis and related lab services adjusted operating income would have increased by $76 million. The increase in adjusted operating income was primarily attributable to strong volume growth in revenues from additional treatments as a result of non-acquired treatment growth and growth through acquisitions. Dialysis and related lab services’ operating income also increased as a result of lower overall pharmaceutical costs mainly from a decline in the intensities of physician-prescribed pharmaceuticals, lower accruals for self-insurance reserves and improvements in productivity, but was negatively impacted by higher labor costs and related payroll taxes, additional benefit costs and an increase in professional fees in conjunction with legal and compliance matters.

Dialysis and related lab services’ operating income for the six months ended June 30, 2012 increased by approximately $101 million, or approximately 18.7%, as compared to the same period in 2011, including the legal proceeding contingency accrual and related expenses of $78 million, as discussed above. Excluding this item, dialysis and related lab services adjusted operating income would have increased by $179 million. The increase in adjusted operating income was primarily attributable to strong volume growth in revenue from additional treatments as a result of non-acquired treatment growth and growth through acquisitions and as a result of one additional treatment day for the six months ended June 30, 2012. In addition, operating income also increased as a result of an increase in the average dialysis revenue per treatment of approximately $4, as described above. Dialysis and related lab services was also impacted by the same additional factors discussed above for the second quarter of 2012 as compared to the second quarter of 2011.

Other – Ancillary services and strategic initiatives

	Three months ended			Six months ended
	June 30, 2012	March 31, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(dollar amounts rounded to nearest million)
U.S. revenues
Net patient service revenues	$2	$2	$2	$4	$3
Other revenues	169	151	121	320	226

Total	171	153	123	324	229
International revenues
Net patient service revenues	3	1	—	4	—
Other revenues	1	2	—	3	—

Total	4	3	—	7	—

Total net operating revenues	$175	$156	$123	$331	$229

Segment operating loss	$(19)	$(17)	$(30)	$(37)	$(39)

Net operating revenues

The ancillary services and strategic initiatives’ net operating revenues for the second quarter of 2012 increased by approximately $19 million as compared to the first quarter of 2012. The increase was primarily due to an increase in revenues in our pharmacy services due to volume growth, an increase in revenues associated with our disease management services and with our ESRD clinical research programs.

The ancillary services and strategic initiatives’ net operating revenues for the second quarter of 2012 increased by approximately $52 million, as compared to the second quarter of 2011. The increase was primarily due to volume growth in our pharmacy services, an increase in revenues in our disease management services, along with increases in revenues associated with our infusion therapy services, and our ESRD clinical research programs.

The ancillary services and strategic initiatives’ net operating revenues for the six months ended June 30, 2012, increased by approximately $102 million as compared to the same period in 2011. The increase was primarily due to the same factors as discussed for the increase in the second quarter of 2012 as compared to the second quarter of 2011.

Operating expenses

Ancillary services and strategic initiatives’ operating expenses for the second quarter of 2012 increased by approximately $21 million as compared to the first quarter of 2012. The increase in operating expenses was primarily due to volume growth associated with our pharmacy services, an increase in labor and benefit costs, an increase in claims expense in our disease management services and an increase in our professional fees associated with our international expansion.

Ancillary services and strategic initiatives’ operating expenses for the second quarter of 2012 increased by approximately $41 million as compared to the second quarter in 2011, which includes the $24 million of goodwill impairment charge. Excluding this item, ancillary services and strategic initiatives adjusted operating expenses would have increased by $65 million. The increase in adjusted operating expenses was primarily due to volume growth in our pharmacy services, an increase in claims expense, an increase in labor and benefit costs and an increase in our professional fees associated with our international expansion.

Ancillary services and strategic initiatives’ operating expenses for the six months ended June 30, 2012 increased by approximately $100 million as compared to the same period in 2011, which includes the $24 million of goodwill impairment charge recorded in the second quarter of 2011. Excluding this item, ancillary services and strategic initiatives adjusted operating expenses would have increased by approximately $124 million primarily due to the same factors as discussed for the increase in the second quarter of 2012 as compared to the second quarter of 2011.

Goodwill impairment

In the second quarter of 2011, we recorded a pre-tax non-cash impairment charge of $24 million as a result of a decrease in the implied fair value of goodwill below its carrying amount associated with our infusion therapy business.

Segment operating results

Ancillary services and strategic initiatives’ operating losses for the second quarter of 2012 increased by approximately $2 million as compared to the first quarter of 2012. The increase in operating losses was primarily due to additional losses associated with our international expansion and additional losses in our disease management services due to an increase in claim expenses, partially offset by improved performance in our pharmacy services.

Ancillary services and strategic initiatives’ operating losses for the second quarter of 2012 decreased by approximately $11 million, as compared to the second quarter of 2011, which includes the $24 million goodwill impairment charge. Excluding this item, ancillary services and strategic initiatives adjusted operating losses would have increased by $13 million. The increase in adjusted operating losses was primarily due to a decline in operating performance in our disease management services, additional operating losses associated with our new direct primary care services, as well as additional operating losses associated with our international expansion.

Ancillary services and strategic initiatives’ operating losses for the six months ended June 30, 2012 decreased by approximately $2 million, as compared to the same period in 2011, which includes the $24 million goodwill impairment charge recorded in the second quarter of 2011. Excluding this item, ancillary services and strategic initiatives adjusted operating losses would have increased by $22 million. The increase in adjusted operating losses was primarily due to the same factors as discussed for the increase in operating losses in the second quarter of 2012 as compared to the second quarter of 2011.

Corporate-level charges

Stock-based compensation. Stock-based compensation of approximately $11.8 million in the second quarter of 2012 decreased from approximately $12.6 million in the first quarter of 2012 and from approximately $13.3 million in the second quarter of 2011. These decreases were primarily due to fewer stock-based awards granted in the first half of 2012 than in the same period in prior years.

Other corporate general and administrative expenses. Other corporate general and administrative expenses of $10.4 million increased by approximately $4 million in the second quarter of 2012 as compared to the first quarter of 2012, primarily due to additional acquisition related expenses associated with the proposed acquisition of HCP. Other corporate general and administrative expenses increased by $16 million for the six months ended June 30, 2012 as compared to the same period in 2011, due to the same factors as described above.

Other income. Other income for the second quarter of 2012 decreased by approximately $0.2 million as compared to the first quarter of 2012 and increased by approximately $0.3 million as compared to the second quarter of 2011.

Debt expense. Debt expense of $60.7 million decreased by approximately $0.7 million in the second quarter of 2012 as compared to the first quarter of 2012 and increased by $0.8 million as compared to the second quarter of 2011. The decrease in debt expense in the second quarter of 2012 as compared to the first quarter of 2012 was primarily due to lower average outstanding principal balances during the quarter. The increase in debt expense in the second quarter of 2012 as compared to the second quarter of 2011was primarily due to additional borrowings associated with the new Term Loan A-2 which bear higher interest rates. The overall weighted average effective interest rate for both the second quarter of 2012 and for the first quarter of 2012 was 5.27%, compared to 5.33% for the second quarter of 2011.

For the six months ended June 30, 2012, debt expense increased by approximately $3.6 million, as compared to the same period in 2011. The increase was primarily attributable to the same factors that were discussed above for the increase in debt expense for the second quarter of 2012 as compared to the second quarter of 2011.

Equity investment income. Equity investment income was approximately $2.6 million for the second quarter of 2012, as compared to $2.6 million for the first quarter of 2012 and $2.4 million for the second quarter of 2011. The increases in equity income in the second quarter of 2012, as compared to the second quarter of 2011, were primarily due to improvements in the operating performance of certain joint ventures.

Noncontrolling interests

Net income attributable to noncontrolling interests. Net income attributable to noncontrolling interests was $24.7 million for the second quarter of 2012, as compared to $24.8 million for the first quarter of 2012 and $20.7 million for the second quarter of 2011. The increase in net income attributable to noncontrolling interests in the second quarter of 2012 as compared to the second quarter of 2011 was primarily due to an increase in the overall number of joint ventures and an increase in the overall profitability of our dialysis joint ventures.

Accounts receivable

Our accounts receivable balances at June 30, 2012 and March 31, 2012 were $1,250 million and $1,267 million, respectively, which represented approximately 60 days and 63 days of revenue, respectively, which is net of bad debt provision. The decrease in day sales outstanding (DSO), was primarily the result of improved cash collections from Medicare. Our DSO calculation is based on the current quarter’s average revenues per day. There were no significant changes during the second quarter of 2012 from the first quarter of 2012 in the amount of unreserved accounts receivable over one year old or the amounts pending approval from third-party payors.

Outlook

We are raising our operating income guidance for 2012 to now be in the range of $1,275 million to $1,325 million. Our previous operating income guidance for 2012 was in the range of $1,230 million to $1,310 million. These projections exclude any operating results associated with the proposed acquisition of HealthCare Partners as well as the legal proceeding contingency accrual and related expenses of $78 million. We also still expect our operating cash flows for 2012 to be in the range of $950 million to $1,050 million. These projections and the underlying assumptions involve significant risks and uncertainties, and actual results may vary significantly from these current projections. These risks and uncertainties, among others, include those relating to the concentration of profits generated from commercial payor plans, continued downward pressure on average realized payment rates from commercial payors, which may result in the loss of revenues or patients, a reduction in the number of patients under higher-paying commercial plans, a reduction in government payment rates under the Medicare ESRD program or other government-based programs, the impact of healthcare legislation that was enacted in the U.S. in March 2010, changes in pharmaceutical or anemia management practice patterns, payment policies or pharmaceutical pricing, our ability to maintain contracts with physician medical directors, legal compliance risks, including our continued compliance with complex government regulations, current or potential investigations by various government entities and related government or private-party proceedings, the impact of our Settlement to resolve the federal program claims regarding EPO relating to historical EPO practices dating back to 1997, continued increased competition from large and medium-sized dialysis providers that compete directly with us, the emergence of new models of care introduced by the government or private sector, such as accountable care organizations, independent practice association and integrated delivery systems, and changing affiliation models for physicians, such as employment by hospitals, that may further erode our patient base and reimbursement rates, our ability to complete any acquisitions, mergers or dispositions that we might be considering or announce, including the HCP transaction, or integrate and successfully operate any business we may acquire, and expansion of our operations and services to markets outside of the U.S., or to businesses outside of dialysis. See “Risk Factors” in Part II, Item 1A. in this Quarterly Report on Form 10-Q and the cautionary language contained in the forward looking statements and associated risks as discussed under “Forward-looking statements” on page 29 for more information about these and other potential risks. We undertake no obligation to update or revise these projections, whether as a result of changes in underlying factors, new information, future events or otherwise.

Liquidity and capital resources

Liquidity and capital resources. Cash flow from operations during the second quarter of 2012 was $202 million, compared to $204 million during the second quarter of 2011. Cash flow from operations in the second quarter of 2012 benefited from improved cash collections and the timing of certain working capital items, but was negatively impacted by an increase in income tax payments. Non-operating cash outflows for the second quarter of 2012 included capital asset expenditures of $138 million, including $71 million for new center developments and relocations and $67 million for maintenance and information technology. In addition, we spent $214 million for acquisitions. We paid distributions to noncontrolling interests of $24 million. Non-operating cash outflows for the second quarter of 2011 included capital asset expenditures of $87 million, including $39 million for new center developments and relocations and $48 million for maintenance and information technology. In addition, we spent $70 million for acquisitions. We paid distributions to noncontrolling interests of $24 million and repurchased 3.4 million shares of our common stock for $291 million.

Cash flow from operations during the six months ended June 30, 2012 was $534 million, compared to $534 million for the six months ended June 30, 2011. Cash flows from operations in 2012 benefited from improved cash collections, an increase in cash earnings and the timing of certain working capital items, but was offset by an increase in income tax payments. Non-operating cash outflows for the six months ended June 30, 2012 included capital asset expenditures of $251 million, including $129 million for new center developments and relocations and $122 million for maintenance and information technology. In addition, we spent $347 million for acquisitions. We paid distributions to noncontrolling interests of $50 million. Non-operating cash outflows for the first six months of 2011 included capital asset expenditures of $155 million, including $67 million for new center developments and relocations and $88 million for maintenance and information technology. In addition, we spent $151 million for acquisitions. We paid distributions to noncontrolling interests of $46 million and we repurchased 3.4 million shares of our common stock for approximately $291 million.

During the second quarter of 2012, we acquired a total of 33 dialysis centers, opened 14 dialysis centers and merged and sold four centers located in the U.S. In addition, we also opened and acquired a total of four centers outside of the U.S. During the second quarter of 2011, we acquired and opened a total of 27 dialysis centers located in the U.S.

During the first six months of 2012 we acquired a total of 61 dialysis centers, opened 27 dialysis centers and merged or sold four centers located in the U.S. In addition, we also acquired and opened a total of eight centers outside the U.S. For the six months ended June 30, 2011, we acquired and opened a total of 60 dialysis centers, merged two centers and sold one center located in the U.S.

During the first six months of 2012, we made mandatory principal payments under our Senior Secured Credit Facilities totaling $25.0 million on the Term Loan A, $1.0 million on the Term Loan A-2 and $8.8 million on the Term Loan B.

As of June 30, 2012, we maintained a total of nine interest rate swap agreements with amortizing notional amounts totaling $925 million. These agreements had the economic effect of modifying the LIBOR variable component of our interest rate on an equivalent amount of our Term Loan A to fixed rates ranging from 1.59% to 1.64%, resulting in an overall weighted average effective interest rate of 4.11%, including the Term Loan A margin of 2.50%. The swap agreements expire by September 30, 2014 and require monthly interest payments. During the six months ended June 30, 2012, we accrued net charges of $6.5 million from these swaps which are included in debt expense. As of June 30, 2012, the total fair value of these swap agreements was a liability of $22.7 million. We estimate that approximately $11.4 million of existing unrealized pre-tax losses in other comprehensive income at June 30, 2012 will be reclassified into income over the next twelve months.

As of June 30, 2012, we maintained five interest rate cap agreements with notional amounts totaling $1.25 billion. These agreements have the economic effect of capping the LIBOR variable component of our interest rate at a maximum of 4.00% on an equivalent amount of our Term Loan B debt. The cap agreements expire on September 30, 2014. As of June 30, 2012, the total fair value of these cap agreements was an asset of $0.3 million. During the six months ended June 30, 2012, we recorded $0.7 million, net of tax, as a decrease to other comprehensive income due to unrealized valuation changes in the cap agreements.

As a result of the swap and cap agreements, our overall weighted average effective interest rate on the Senior Secured Credit Facilities was 4.61%, based upon the current margins in effect of 2.50% for the Term Loan A, 3.50% for the Term Loan A-2 and 3.00% for the Term Loan B, as of June 30, 2012.

As of June 30, 2012, interest rates on our Term Loan A-2 and Term Loan B debt are set at their interest rate floors. Interest rates on our senior notes and Term Loan A are fixed and economically fixed, respectively, while rates on $1.25 billion of our Term Loan B are subject to interest rate caps.

Our overall weighted average effective interest rate during the second quarter of 2012 was 5.27% and as of June 30, 2012 was 5.28%.

As of June 30, 2012, we had undrawn revolving credit facilities totaling $350 million of which approximately $49 million was committed for outstanding letters of credit.

We believe that we will have sufficient liquidity and will generate significant operating cash flows to fund our scheduled debt service and other obligations for the foreseeable future, including the next 12 months, under the terms of our debt agreements. Our primary sources of liquidity are cash from operations and cash from borrowings.

Acquisition of HealthCare Partners Holdings, LLC

On May 20, 2012, we entered into a definitive merger agreement to acquire HCP, the country’s largest operator of medical groups and physician networks. HCP is a patient- and physician-focused integrated health care delivery and management company providing coordinated, outcomes-based medical care in a cost-effective manner. For the year ended December 31, 2011, HCP generated approximately $2.4 billion in revenues and approximately $488 million in operating income.

The total purchase price to be paid by the Company will consist of $3.66 billion in cash and approximately 9.38 million shares of Company common stock, subject to post-close adjustments. In addition to the total merger consideration payable at close, the Company will pay to the owners of HCP a total of up to $275 million of additional cash consideration in the form of two separate earn-out payments if certain financial performance targets are achieved by HCP in 2012 and 2013. We still expect the transaction to close early in the fourth quarter of this year.

Stock-based compensation

Stock-based compensation recognized in a period represents the amortization during that period of the estimated grant-date fair value of current and prior stock-based awards over their vesting terms, adjusted for expected forfeitures. Shares issued upon exercise of stock awards are generally issued from shares in treasury. We have used the Black-Scholes-Merton valuation model for estimating the grant-date fair value of stock-settled stock appreciation rights granted in all periods. During the six months ended June 30, 2012, we granted 0.3 million stock-settled stock appreciation rights with an aggregate grant-date fair value of $5.8 million and a weighted-average expected life of approximately 3.5 years, and also granted 11,000 stock units with an aggregate grant-date fair value of $0.9 million and a weighted-average expected life of approximately 1.6 years.

For the six months ended June 30, 2012 and 2011, we recognized $24.3 million and $23.1 million, respectively, in stock-based compensation expense for stock appreciation rights, stock units and discounted employee stock plan purchases, which are primarily included in general and administrative expenses. The estimated tax benefits recorded for stock-based compensation through June 30, 2012 and 2011was $9.2 million and $8.8 million, respectively. As of June 30, 2012, there was $74.5 million of total estimated unrecognized compensation cost related to nonvested stock-based compensation arrangements under our equity compensation and stock purchase plans. We expect to recognize this cost over a weighted average remaining period of 1.3 years.

During the six months ended June 30, 2012 and 2011, we received $2.0 million and $5.2 million, respectively, in cash proceeds from stock option exercises and $27.6 million and $33.8 million, respectively, in actual tax benefits upon the exercise of stock awards.

Off-balance sheet arrangements and aggregate contractual obligations

In addition to the debt obligations reflected on our balance sheet, we have commitments associated with operating leases and letters of credit, as well as potential obligations associated with our equity investments in nonconsolidated businesses and to dialysis centers that are wholly-owned by third parties. Substantially all of our facilities are leased. We have potential acquisition obligations for several joint ventures and for some of our non-wholly-owned subsidiaries in the form of put provisions. If these put provisions were exercised, we would be required to purchase the third-party owners’ noncontrolling interests at either the appraised fair market value or a predetermined multiple of earnings or cash flow attributable to the noncontrolling interests put to us, which is intended to approximate fair value. The methodology we use to estimate the fair values of noncontrolling interests subject to put provisions assumes either the higher of a liquidation value of net assets or an average multiple of earnings, based on historical earnings, patient mix and other performance indicators, as well as other factors. The estimated fair values of the noncontrolling interests subject to put provisions is a critical accounting estimate that involves significant judgments and assumptions and may not be indicative of the actual values at which the noncontrolling interests may ultimately be settled, which could vary significantly from our current estimates. The estimated fair values of noncontrolling interests subject to put provisions can fluctuate and the implicit multiple of earnings at which these noncontrolling interests obligations may be settled will vary significantly depending upon market conditions including potential purchasers’ access to the capital markets, which can impact the level of competition for dialysis and non-dialysis related businesses, the economic performance of these businesses and the restricted marketability of the third-party owners’ noncontrolling interests. The amount of noncontrolling interests subject to put provisions that contractually employ a predetermined multiple of earnings rather than fair value are immaterial. For additional information see Note 10 to the condensed consolidated financial statements.

We also have certain potential commitments to provide operating capital to several dialysis centers that are wholly-owned by third parties or centers in which we own a minority equity investment as well as to physician-owned vascular access clinics that we operate under management and administrative services agreements.

The following is a summary of these contractual obligations and commitments as of June 30, 2012 (in millions):

	Remainder of 2012	1-3 years	4-5 years	After 5 years	Total
Scheduled payments under contractual obligations:
Long-term debt	$41	$301	$2,537	$1,558	$4,437
Interest payments on the senior notes	50	202	202	279	733
Interest payments on the Term Loan B (1)	40	155	137	—	332
Interest payments on Term Loan A-2 (2)	4	18	16	—	38
Capital lease obligations	1	7	7	53	68
Operating leases	143	503	430	806	1,882
Construction of the new corporate headquarters	20	—	—	—	20

	$299	$1,186	$3,329	$2,696	$7,510

Potential cash requirements under existing commitments:
Letters of credit	$49	$—	$—	$—	$49
Noncontrolling interests subject to put provisions	307	90	73	53	523
Pay-fixed swaps potential obligations	6	17	—	—	23
Operating capital advances	4	—	—	—	4

	$366	$107	$73	$53	$599

(1)	Assuming no changes to LIBOR-based interest rates as the Term Loan B currently bears interest at LIBOR (floor of 1.50%) plus an interest rate margin of 3.00%.
(2)	Assuming no changes to LIBOR-based interest rates as the Term Loan A-2 currently bears interest at LIBOR (floor of 1.00%) plus an interest rate margin of 3.50%.

The pay-fixed swap obligations represent the estimated fair market values of our interest rate swap agreements that are based upon valuation models utilizing the income approach and commonly accepted valuation techniques that use inputs from closing prices for similar assets and liabilities in active markets as well as other relevant observable market inputs and other current market conditions that existed as of June 30, 2012. This amount represents the estimated potential obligation that we would be required to pay based upon the estimated future settlement of each specific tranche over the term of the swap agreements, assuming no future changes in the forward yield curve. The actual amount of our obligation associated with these swaps in the future will depend upon changes in the LIBOR-based interest rates that can fluctuate significantly depending upon market conditions, and other relevant factors that can affect the fair market value of these swap agreements.

In addition to the above commitments, we are obligated to purchase a certain amount of our hemodialysis products and supplies at fixed prices through 2015 from Gambro Renal Products, Inc. in connection with the Alliance and Product Supply Agreement. Our total expenditures for the six months ended June 30, 2012 on such products were approximately 2% of our total operating costs. In addition, we are obligated to purchase a certain amount of dialysis equipment, parts and supplies from Fresenius Medical Care, or Fresenius, through 2013. Our total expenditures for the six months ended June 30, 2012 on such products were approximately 2% of our total operating costs.

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

Settlements of approximately $14 million of existing income tax liabilities for unrecognized tax benefits are excluded from the above table as reasonably reliable estimates of the timing cannot be made.

Significant new accounting standards

On January 1, 2012, we adopted FASB’s Accounting Standard Update (ASU) No. 2011-08, Intangibles—Goodwill and Other. This standard amends the two-step goodwill impairment test required under the prior accounting guidance. This amendment allows reporting entities the option to first assess certain qualitative factors to ascertain whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount to determine if the two-step impairment test is necessary. If an entity concludes that certain events or circumstances demonstrate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the an entity is required to proceed to step one of the two-step goodwill impairment test. This standard was effective on January 1, 2012. The adoption of this standard did not have a material impact on our consolidated financial statements.

On January 1, 2012, we adopted FASB’s ASU No. 2011-07, Health Care Entities-Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts. This standard amends the prior presentation and disclosure requirements for Health Care Entities that recognize significant amounts of patient service revenues at the time the services are rendered without assessing the patient’s ability to pay. This standard requires health care entities to reclassify the provision for bad debts from an operating expense to a deduction from patient service revenues. In addition, this standard requires more disclosure on the policies for recognizing revenue, assessing bad debts, as well as quantitative and qualitative information regarding changes in the allowance for doubtful accounts. This standard was applied retrospectively to all prior periods presented and was effective on January 1, 2012. Upon adoption of this standard, we changed our presentation of our provision for uncollectible accounts related to patient service revenues as a deduction from our patient service operating revenues and enhanced our disclosures as indicated above. See Note 4 to the condensed consolidated financial statements for further details.

On January 1, 2012, we adopted FASB’s ASU No. 2011-05 as amended by ASU No. 2011-12, Comprehensive Income—Presentation of Comprehensive Income. This standard amends the prior presentation requirements for comprehensive income by eliminating the presentation of the components of other comprehensive income within the statement of equity. This standard allows two options on how to present the various components of comprehensive income. These options are either to report the components of comprehensive income separately on the income statement or to present total other comprehensive income and the components of other comprehensive income in a separate statement. This standard does not change the items that must be reported in other comprehensive income or when an item must be reclassified into net income. The FASB temporarily deferred the requirement to present separate line items on the statement of income for the amounts that are realized and reclassified out of accumulated other comprehensive income into net income. No timetable has been set for FASB’s reconsideration of this item. This standard, except for the requirements that were deferred, as stated above, was applied retrospectively and was effective on January 1, 2012. Upon adoption of this standard, we presented total other comprehensive income and the components of other comprehensive income in a separate statement of comprehensive income.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest rate sensitivity

The tables below provide information about our financial instruments that are sensitive to changes in interest rates. The table below presents principal repayments and current weighted average interest rates on our debt obligations as of June 30, 2012. The variable rates presented reflect the weighted average LIBOR rates in effect for all debt tranches plus interest rate margins in effect as of June 30, 2012. The Term Loan A margin currently in effect is 2.50% and along with the revolving line of credit is subject to adjustment depending upon changes in certain of our financial ratios including a leverage ratio. The Term Loan A-2 currently bears interest at LIBOR (floor of 1.00%) plus an interest rate margin of 3.50% subject to a ratings based step-down to 3.25%. The Term Loan B currently bears interest at LIBOR (floor of 1.50%) plus an interest rate margin of 3.00% subject to a ratings based step-down to 2.75%.

	Expected maturity date						Thereafter	Total	Average interest rate	Fair value
	2012	2013	2014	2015	2016	2017
Long term debt:
Fixed rate	$17	$25	$28	$27	$1,862	$8	$1,602	$3,569	5.58%	$3,613
Variable rate	$25	$102	$153	$653	$2	$—	$1	$936	2.76%	$929

	Notional amount	Contract maturity date					Pay fixed	Receive variable	Fair value
		2012	2013	2014	2015	2016
	(dollars in millions)
Swaps:
Pay-fixed rate	$925	$25	$100	$800	$—	$—	1.59% to 1.64%	LIBOR	$(22.7)
Cap agreements	$1,250	$—	$—	$1,250	$—	$—		LIBOR above 4.00%	$0.3

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

The Term Loan A-2 and Term Loan B are subject to LIBOR floors of 1.00% and 1.50%, respectively. Because LIBOR, as of June 30, 2012, was lower than either of these floors, the interest rates on the Term Loan A-2 and the Term Loan B are treated as “fixed” for purposes of the table above. We have included both of these Term Loans in the fixed rate totals in the table above until such time as the LIBOR-based component of our interest rate exceeds 1.00% on the Term Loan A-2 and 1.50% on the Term Loan B. At such time, we will then be subject to LIBOR-based interest rate volatility on the LIBOR variable component of our interest rate on all of the Term Loan A-2, as well as for the Term Loan B, but limited to a maximum rate of 4.00% on $1.25 billion of outstanding principal debt on the Term Loan B as a result of the interest rate cap agreements, as described below. The remaining $474 million outstanding principal balance of the Term Loan B is subject to LIBOR-based interest rate volatility above a floor of 1.50%.

As of June 30, 2012, we maintained a total of nine interest rate swap agreements with amortizing notional amounts totaling $925 million. These agreements had the economic effect of modifying the LIBOR variable component of our interest rate on an equivalent amount of our Term Loan A to fixed rates ranging from 1.59% to 1.64%, resulting in an overall weighted average effective interest rate of 4.11%, including the Term Loan A margin of 2.50%. The swap agreements expire by September 30, 2014 and require monthly interest payments. During the six months ended June 30, 2012, we accrued net charges of $6.5 million from these swaps which are included in debt expense. As of June 30, 2012, the total fair value of these swap agreements was a liability of $22.7 million. We estimate that approximately $11.4 million of existing unrealized pre-tax losses in other comprehensive income at June 30, 2012 will be reclassified into income over the next twelve months.

As of June 30, 2012, we maintained five interest rate cap agreements with notional amounts totaling $1.25 billion. These agreements have the economic effect of capping the LIBOR variable component of our interest rate at a maximum of 4.00% on an equivalent amount of our Term Loan B debt. The cap agreements expire on September 30, 2014. As of June 30, 2012, the total fair value of these cap agreements was an asset of $0.3 million. During the six months ended June 30, 2012, we recorded $0.7 million, net of tax, as a decrease to other comprehensive income due to unrealized valuation changes in the cap agreements.

As a result of the swap and cap agreements, the overall weighted average effective interest rate on the Senior Secured Credit Facilities was 4.61%, based upon the current margins in effect of 2.50% for the Term Loan A, 3.50% for the Term Loan A-2 and 3.00% for the Term Loan B, as of June 30, 2012.

As of June 30, 2012, interest rates on our Term Loan A-2 and Term Loan B debt are set at their interest rate floors. Interest rates on our senior notes and Term Loan A are fixed and economically fixed, respectively, while rates on $1.25 billion of our Term Loan B are subject to interest rate caps.

The overall weighted average effective interest rate during the second quarter of 2012 was 5.27% and as of June 30, 2012 was 5.28%.

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

Approximately 34% of our dialysis and related lab services revenues for the six months ended June 30, 2012 were generated from patients who have commercial payors as the primary payor. The majority of these patients have insurance policies that pay us on terms and at rates that are generally significantly higher than Medicare rates. The payments we receive from commercial payors generate nearly all of our profit and all of our nonacute dialysis profits come from commercial payors. We continue to experience downward pressure on some of our commercial payment rates and it is possible that commercial payment rates could be materially lower in the future. The downward pressure on commercial payment rates is a result of general conditions in the market, recent and future consolidations among commercial payors, increased focus on dialysis services and other factors.

We are continuously in the process of negotiating our existing or potentially new agreements with commercial payors who tend to be aggressive in their negotiations with us. Sometimes many significant agreements are up for renewal or being renegotiated at the same time. In the event that our continual negotiations result in overall commercial rate reductions in excess of overall commercial rate increases, the cumulative effect could have a material adverse effect on our financial results. Consolidations have significantly increased the negotiating leverage of commercial payors. Our negotiations with payors are also influenced by competitive pressures. Some of our contracted rates with commercial payors may decrease or we may experience decreases in patient volume as our negotiations with commercial payors continue. In addition to downward pressure on contracted commercial payor rates, payors have been attempting to impose restrictions and limitations on non-contracted or out-of-network providers. In some circumstances for some commercial payors, our centers are designated as out-of-network providers. Rates for out-of-network providers are on average higher than rates for in-network providers. We believe commercial payors have or will begin to restructure their benefits to create disincentives for patients to select or remain with out-of-network providers and to decrease payment rates for out-of-network providers. Decreases in out-of-network rates and restrictions on out-of-network access, our turning away new patients in instances where we are unable to come to agreement on rates, or decreases in contracted rates could result in a significant decrease in our overall revenues derived from commercial payors. If the average rates that commercial payors pay us decline significantly, or if we see a decline in commercial patients, it would have a material adverse effect on our revenues, earnings and cash flows.

If the number of patients with higher-paying commercial insurance declines, then our revenues, earnings and cash flows would be substantially reduced.

Our revenue levels are sensitive to the percentage of our patients with higher-paying commercial insurance coverage. A patient’s insurance coverage may change for a number of reasons, including changes in the patient’s or a family member’s employment status. Currently, for a patient covered by an employer group health plan, Medicare generally becomes the primary payor after 33 months, or earlier, if the patient’s employer group health plan coverage terminates. When Medicare becomes the primary payor, the payment rate we receive for that patient shifts from the employer group health plan rate to the lower Medicare payment rate. We have seen an increase in the number of patients who have government-based programs as their primary payors which we believe is largely a result of improved mortality and recent economic conditions which have a negative impact on the percentage of patients covered under commercial insurance plans. To the extent there are sustained or increased job losses in the U.S., independent of whether general economic conditions might be improving, we could experience a continued decrease in the number of patients covered under commercial plans. We could also experience a further decrease if changes to the healthcare regulatory system result in fewer patients covered under commercial plans or an increase of patients covered under more restrictive commercial plans with lower reimbursement rates. In addition, our continuous process of negotiations with commercial payors under existing or potentially new agreements could result in a decrease in the number of patients under commercial plans to the extent that we cannot reach agreement with commercial payors on rates and other terms, resulting in termination or non-renewals of existing agreements or our inability to enter into new ones. If there is a significant reduction in the number of patients under higher-paying commercial plans relative to government-based programs that pay at lower rates, it would have a material adverse effect on our revenues, earnings and cash flows.

Changes in the structure of, and payment rates under the Medicare ESRD program, including the Budget Control Act of 2011 and other healthcare reform initiatives, could substantially reduce our revenues, earnings and cash flows.

Approximately 49% of our dialysis and related lab services revenues for the six months ended June 30, 2012 was generated from patients who have Medicare as their primary payor. Prior to January 1, 2011, the Medicare ESRD program paid us for dialysis treatment services at a fixed composite rate. The Medicare composite rate was the payment rate for a dialysis treatment including the supplies used in those treatments, specified laboratory tests and certain pharmaceuticals. Certain other pharmaceuticals, including EPO, vitamin D analogs and iron supplements, as well as certain specialized laboratory tests, were separately billed.

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

On November 1, 2011, CMS issued the final ESRD PPS rule for 2012, which increased the base rate by 2.1%, representing a market base of increase of 3.0% less a productivity adjustment of 0.9%. The increase in the final base rate for 2012 (2.1%) is slightly greater than the increase of 1.8% stated in the proposed 2012 ESRD PPS rule published in July 2011, and was made irrespective of the Medicare Payment Advisory Commission, or MedPAC, recommendation for a reduced increase. The MedPAC focus on such a reduction indicates further scrutiny of the annual update is possible.

On July 11, 2012, CMS issued the proposed ESRD PPS rule for 2013. As currently proposed, the base rate will increase by 2.5%, resulting from a market basket increase of 3.2% less a productivity adjustment of 0.7%. This increase in the ESRD base rate will be further reduced by the Budget Control Act of 2011 sequestration, discussed below. The proposed rule implements the reduction in bad debt payments to dialysis facilities (as well as to all other providers eligible for bad debt payments) mandated under the Middle Class Tax Relief and Job Creation Act of 2012 and adds new quality reporting measures.

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

Beginning January 1, 2014, certain oral-only ESRD drugs (currently paid separately to pharmacies under Medicare Part D) will be included in the ESRD bundled payment to dialysis facilities. CMS delayed the inclusion of these oral only ESRD drugs until 2014 in order to assess how to reimburse for these oral drugs and services. It is currently unclear how CMS will “price” the oral-only drugs for inclusion in the ESRD bundle in 2014. Inadequate pricing could have a significant negative financial impact on our dialysis facilities given the volume and value of these drugs.

We expect to continue experiencing increases in operating costs that are subject to inflation, such as labor and supply costs, regardless of whether there is a compensating inflation-based increase in Medicare payment rates or in payments under the new bundled payment rate system.

On August 2, 2011, the President signed into law the “Budget Control Act of 2011” (Public Law 112-25), which raised the debt ceiling and put into effect a series of actions to reduce the federal budget deficit over ten years. The law created a Joint Congressional Committee charged with producing legislation reducing federal spending by at least $1.2 trillion. As a result of the committee’s failure to act, the federal government is facing a $1.2 trillion sequester (across-the-board cuts in discretionary programs). However, Medicare providers face a maximum of no more than a 2% reduction in reimbursements in FY 2013.

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

In March 2010, broad health care reform legislation was enacted in the U.S. Although many of the provisions of the new legislation do not take effect immediately, and may be modified before they are implemented, the reforms could have an impact on our business in a number of ways. We cannot predict how employers, private payors or persons buying insurance might react to these changes or what form many of these regulations will take before implementation. In March 2012, the Department of Health and Human Services, or

HHS, issued two final proposed rules related to the establishment of health care insurance exchanges due to be operating by 2014 that will provide a marketplace for eligible individuals to purchase health care insurance. The first relates to the standards and requirements applicable to the exchanges, employers and qualified health plans that are marketed in the exchange. The second rule finalizes the provisions governing the risk adjustment program that includes reinsurance, risk corridors and risk adjustment. The final exchange rules clarify the requirements related to implementation of such exchanges, outline areas of state flexibility in their implementation of such exchanges and provide standards for certain risk adjustment mechanisms. We believe the establishment of health care insurance exchanges could result in a reduction in patients covered by commercial insurance or an increase of patients covered through the exchanges under more restrictive commercial plans with lower reimbursement rates. To the extent that the implementation of such exchanges results in a reduction in patients covered by commercial insurance or a reduction in reimbursement rates for our services from commercial and/or government payors, our revenues, earnings and cash flows could be adversely affected.

In October 2011, CMS issued a final rule concerning the Medicare Shared Savings Program established by the health care reform legislation, which under the statute was required to be implemented no later than January 1, 2012. The Medicare Shared Savings Program, which is now operational, provides financial incentives to health care providers and suppliers that work together to furnish coordinated, high-quality care to Medicare beneficiaries through accountable care organizations, or ACOs.

The CMS Center for Innovation (Innovation Center) is in various stages of development in working with various healthcare providers to implement the ACOs and other innovative models of care for Medicare and Medicaid beneficiaries. We are currently uncertain of the extent to which these models of care, including ACOs, Bundled Payments for Care Improvement Initiative, the Comprehensive Primary Care Initiative, the Duals Demonstration, or other models, will impact the health care market. As a provider of dialysis services, we may choose to participate in one or several of these models either as a partner with other providers or independently. We are currently seeking a renal specific coordinated care pilot with the Innovation Center. Even if we do not participate in these programs, some of our patients may be assigned to a pilot, in which case the quality and cost of care that we furnish will be included in an ACOs’ or other programs’ calculations regardless of our participation in the program. As new models of care emerge, we may be at risk for losing our Medicare patient base, which would have a materially adverse effect on our revenues, earnings and cash flow. Furthermore, further initiatives in the government or private sector may arise, including the development of models similar to ACOs, independent practice associations and integrated delivery systems or evolutions of those concepts which could adversely impact our business.

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

Effective March 2011, CMS instituted new screening procedures and a new $500 enrollment fee for providers enrolling and re-enrolling in government health care programs. A provider is subject to screening upon initial enrollment and each time the provider re-validates its enrollment application. Screening includes verification of enrollment information and review of various federal databases to ensure the provider has valid tax identification, NPI numbers and is not excluded from participation in federal and state healthcare programs. We expect this screening process to delay the Medicare contractor approval process, potentially causing a delay in reimbursement. The enrollment fee is also applicable upon initial enrollment, re-validation, and each time an existing provider adds a new facility location. This fee is an additional expense that must be paid for each center every three years and could be more significant if other government and commercial payors follow this trend. Ultimately, we anticipate the new screening and enrollment requirements will require additional personnel and financial resources and will potentially delay the enrollment and revalidation of our centers which in turn will delay payment.

Other reform measures allow CMS to place a moratorium on new enrollment of providers and to suspend payment to providers upon a credible allegation of fraud from any source. These types of reform measures, or others, depending upon the scope and breadth of the implementing regulations, could adversely impact our revenues, earnings and cash flows.

There are numerous steps required to implement the broad healthcare reform legislation adopted by Congress, and Congress may seek to alter or eliminate some of the provisions described above. Numerous legal challenges have also been raised to the healthcare reform legislation that could alter or eliminate certain provisions. The United States Supreme Court reviewed state actions challenging the constitutionality of the health insurance mandate and the Medicaid expansion program. The Court upheld the mandate under Congress’ taxing power and upheld the Medicaid expansion program. However, the Court found that the federal government cannot withhold all of a state’s Medicaid funding for the state’s failure or refusal to expand its Medicaid program as contemplated by the reform legislation, effectively leaving the Medicaid expansion decision up to the individual states. Several states have announced they do not intend to expand their Medicaid programs. Further, various health insurance reform proposals are also emerging at the state level. There is a considerable amount of uncertainty as to the prospective implementation of the federal healthcare reform legislation and what similar measures might be enacted at the state level. The enacted reforms as well as future legislative changes could have a material adverse effect on our results of operations, including lowering our reimbursement rates and increasing our expenses.

Changes in state Medicaid or other non-Medicare government-based programs or payment rates could reduce our revenues, earnings and cash flows.

Approximately 16% of our dialysis and related lab services revenues for the six months ended June 30, 2012 was generated from patients who have state Medicaid or other non-Medicare government-based programs, such as Medicare-assigned plans or the VA, as their primary coverage. As state governments and governmental organizations face increasing budgetary pressure, we may in turn face reductions in payment rates, delays in the timing of payments, limitations on eligibility or other changes to the applicable programs. For example, some programs, such as certain state Medicaid programs and the VA, have recently considered, proposed or implemented rate reductions.

On December 17, 2010, the Department of Veterans Affairs published a final rule in which it materially changed the payment methodology and ultimately the amount paid for dialysis services furnished to veterans in non-VA centers such as ours. In the final rule, the VA adopted the bundled payment system implemented by Medicare and estimated a reduction of 39% in payments for dialysis services to veterans at non-VA centers. Approximately 2% of our dialysis and related lab services revenues for the six months ended June 30, 2012 was generated by the VA. The new VA payment methodology will have a significant negative impact on our revenues, earnings and cash flows as a result of the reduction in rates or as a result of the decrease in the number of VA patients we serve. We recently executed contractual agreements with the VA and there is some uncertainty as to when this rule will take effect for the patients covered by these contracts. While at this time the contracts remain in force, these agreements provide for the right of the VA to terminate the agreement without cause on short notice. Further, patients who are not covered by the contractual arrangements will likely be reimbursed at Medicare rates beginning with the date of implementation of the rule. If the VA proceeds with payment rate reductions or fails to renew our existing contracts, we might have to cease accepting patients under this program and could even be forced to close centers.

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

Historically, Medicare and most Medicaid programs paid for EPO outside of the composite rate. This separate payment has long been the subject of discussions regarding appropriate dosing and payment in an effort to reduce escalating expenditures for EPO. Since January 1, 2011, Medicare has bundled EPO into the prospective payment system such that dosing variations will not change the amount paid to a dialysis facility. Although some Medicaid programs and other payors suggest movement towards a bundled payment system inclusive of EPO, some non-Medicare payors continue to pay for EPO separately from the treatment rate. The administration of EPO and other pharmaceuticals that are separately billable accounted for approximately 5% of our dialysis and related lab services revenues for the six months ended June 30, 2012, with EPO alone accounting for approximately 3% of our dialysis and related lab services revenues for the same period. Changes in physician clinical practices that result in further decreased utilization of prescribed pharmaceuticals or changes in payment rates for those pharmaceuticals could reduce our revenues, earnings and cash flows.

Since late 2006, there has been significant media discussion and government scrutiny regarding anemia management practices in the U.S. which has created confusion and concern in the nephrology community. In late 2006, the U.S. House of Representatives Ways and Means Committee held a hearing on the issue of the utilization of ESAs, which include EPO, and in 2007, the FDA required changes to the labeling of EPO and Aranesp® to include a black box warning, the FDA’s strongest form of warning label. An FDA advisory panel on ESA use met in October 2010, which meeting was similar to the prior meeting held in 2007 in that there was significant discussion and concern about the safety of ESAs. The panel concluded it would not recommend a change in ESA labeling. However, the FDA is not bound by the panel’s recommendation. In June 2011, the FDA required that the black box warning be slightly revised and also include more conservative dosing recommendations for patients with chronic kidney disease. In addition, in June 2011, CMS opened a National Coverage Analysis, or NCA, for ESAs. Further in January 2011, CMS convened a meeting of the Medicare Evidence Development and Coverage Advisory Committee, or MEDCAC, to evaluate evidence for the pending NCA. In June 2011, CMS determined not to issue a national coverage determination for ESAs due to a lack of available evidence to establish coverage criteria or limitations.

The forgoing congressional and agency activities and related actions could result in further restrictions on the utilization and reimbursement for ESAs. Commercial payors have also increasingly examined their administration policies for EPO and, in some cases, have modified those policies. Further changes in labeling of EPO and other pharmaceuticals in a manner that alters physician practice patterns or accepted clinical practices, changes in private and governmental payment criteria, including the introduction of EPO administration policies or the conversion to alternate types of administration of EPO or other pharmaceuticals that result in further decreases in utilization of EPO for patients covered by commercial payors or increased utilization of EPO for patients for whom the cost of EPO is included in a bundled reimbursement rate, or further decreases in reimbursement for EPO and other pharmaceuticals that are not included in a bundled reimbursement rate, could have a material adverse effect on our revenues, earnings and cash flows.

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

We are the subject of a number of inquiries by the federal government. We have received subpoenas or other requests for documents from the federal government in connection with the 2005 U.S. Attorney investigation, the Woodard private civil suit, the Vainer private civil suit, the 2010 U.S. Attorney physician relationship investigation, the 2011 U.S. Attorney physician relationship investigation and the 2011 U.S. Attorney Medicaid investigation. Certain current and former members of the Board and executives have been subpoenaed to testify before the grand jury in Colorado, and other Company representatives may also receive subpoenas for testimony related to the 2011 U.S. Attorney physician relationship investigation (see Part I, Item 3, of this report under the caption “Legal Proceedings” for additional details regarding these matters). After investigation, the government did not intervene and is not actively pursuing either the Woodard or the Vainer private civil suits mentioned above. In each of these private civil suits, a relator has filed a complaint against us in federal court under the qui tam provisions of the FCA and is pursuing the claims independently. The parties are engaged in active litigation in the Vainer private civil suit. In the Woodward private civil suit, though we have reached an agreement in principle to settle all allegations relating to claims arising out of this suit, it is still subject to the parties being able to enter into a mutually acceptable settlement agreement and receive the requisite approval of the federal government and the court to fully and finally resolve this matter. We are cooperating with the OIG and those offices of the U.S. Attorney still actively pursuing the matters mentioned above and are producing the requested records. Although we cannot predict whether or when proceedings might be initiated by the federal government, the scope of such proceedings or when these matters may be resolved, it is not unusual for investigations such as these to continue for a considerable period of time through the various phases of document and witness requests and on-going discussions with regulators. Responding to the subpoenas or investigations and defending ourselves in the private civil suits will continue to require management’s attention and significant legal expense. Any negative findings could result in substantial financial penalties or awards against us, imposition of certain obligations on our practices and procedures, exclusion from future participation in the Medicare and Medicaid programs and, in certain cases, criminal penalties. To our knowledge, no proceedings have been initiated by the federal government against us at this time.

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

If we fail to adhere to all of the complex government regulations that apply to our business, we could suffer severe consequences that would substantially reduce our revenues, earnings, cash flows and stock price.

Our dialysis operations are subject to extensive federal, state and local government regulations, including Medicare and Medicaid payment rules and regulations, federal and state anti-kickback laws, the Stark Law physician self-referral prohibition and analogous state referral statutes, Federal Acquisition Regulations, the FCA and federal and state laws regarding the collection, use and disclosure of patient health information and the storage, handling and administration of pharmaceuticals. The Medicare and Medicaid reimbursement rules related to claims submission, enrollment and licensing requirements, cost reporting, and payment processes impose complex and extensive requirements upon dialysis providers. A violation or departure from any of these requirements may result in government audits, lower reimbursements, significant fines and penalties, the potential loss of certification and recoupments or voluntary repayments.

The regulatory scrutiny of healthcare providers, including dialysis providers continues to increase. For example, CMS has indicated that after implementation of the Medicare bundled payment system, it will monitor the use of EPO and other pharmaceuticals. In addition, Medicare has increased the frequency and intensity of its certification inspections of dialysis centers. For example, we are required to provide substantial documentation related to the administration of pharmaceuticals, including EPO, and, to the extent that any such documentation is found insufficient, we may be required to refund to government or commercial payors any amounts received for such administration, and be subject to substantial penalties under applicable laws or regulations. In addition, Medicare contractors have increased their prepayment and post-payment reviews.

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

If any of our operations are found to violate these or other government regulations, we could suffer severe consequences that would have a material adverse effect on our revenues, earnings, cash flows and stock price, including:

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

•

Enforcement actions by governmental agencies and/or claims for monetary damages by patients who believe protected health information has been used or disclosed in violation of federal or state patient privacy laws, including the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA);

•	Mandated changes to our practices or procedures that significantly increase operating expenses;

•

Imposition of and compliance with Corporate Integrity Agreements that could subject us to ongoing audits, reporting, increased scrutiny of our billing and business practices and potential additional fines;

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

As of June 30, 2012, we owned a controlling interest in numerous dialysis-related joint ventures, which represented approximately 19% of our dialysis and related lab services revenues for the six months ended June 30, 2012. In addition, we also owned minority equity investments in several other dialysis related joint ventures. We anticipate that we will continue to increase the number of our joint ventures. Many of our joint ventures with physicians or physician groups also have the physician owners providing medical director services to those centers or other centers we own and operate. Because our relationships with physicians are governed by the federal anti-kickback statute, we have sought to structure our joint venture arrangements to satisfy as many safe harbor requirements as we believe are reasonably possible. However, our joint venture arrangements do not satisfy all elements of any safe harbor under the federal anti-kickback statute (and possibly the Stark Law). The subpoena and related requests for documents we received from the U.S. Attorney’s Office for the Eastern District of Missouri in the 2005 U.S. Attorney investigation, the OIG’s Office in Dallas in the 2010 U.S. Attorney physician relationship investigation and the U.S. Attorney’s Office for the District of Colorado in the 2011 U.S. Attorney physician relationship investigation, included requests for documents related to our joint ventures. We were advised by the U.S. Department of Justice that it is conducting civil and grand jury investigations into our financial relationships with physicians.

If our joint ventures are found to be in violation of the anti-kickback statute or the Stark Law provisions, we could be required to restructure the joint ventures or refuse to accept referrals for designated health services from the physicians with whom the joint venture centers have a financial relationship.

We also could be required to repay amounts received by the joint ventures from Medicare and certain other payors to the extent that these arrangements are found to give rise to prohibited referrals, and we could be subject to monetary penalties, exclusion from government healthcare programs and, if criminal proceedings are brought against us, criminal penalties. If our joint venture centers are subject to any of these penalties, we could suffer severe consequences that would have a material adverse effect on our revenues, earnings and cash flows.

There are significant estimating risks associated with the amount of dialysis revenues and related refund liabilities that we recognize and if we are unable to accurately estimate our revenues and related refund liabilities, it could impact the timing and the amount of our revenues recognition or have a significant impact on our operating results.

There are significant estimating risks associated with the amount of dialysis and related lab services revenues and related refund liabilities that we recognize in a reporting period. The billing and collection process is complex due to ongoing insurance coverage changes, geographic coverage differences, differing interpretations of contract coverage, and other payor issues. Determining applicable primary and secondary coverage for approximately 149,000 U.S. patients at any point in time, together with the changes in patient coverage that occur each month, requires complex, resource-intensive processes. Errors in determining the correct coordination of benefits may result in refunds to payors. Revenues associated with Medicare and Medicaid programs are also subject to estimating risk related to the amounts not paid by the primary government payor that will ultimately be collectible from other government programs paying secondary coverage, the patient’s commercial health plan secondary coverage or the patient. Collections, refunds and payor retractions typically continue to occur for up to three years and longer after services are provided. We generally expect our range of dialysis and related lab services revenues estimating risk to be within 1% of revenues for the segment, which can represent as much as 6% of consolidated operating income. If our estimates of dialysis and related lab services revenues and related refund liabilities are materially inaccurate, it could impact the timing and the amount of our revenues recognition and have a significant impact on our operating results.

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

Our medical director contracts are for fixed periods, generally three to ten years, and at any given time a large number of them could be up for renewal at the same time. Medical directors have no obligation to extend their agreements with us, and there are a number of factors, including opportunities presented by our competitors or different affiliation models in the changing healthcare environment, such as an increase in the number of physicians becoming employed by hospitals, that could negatively impact their decisions to extend their agreements with us. In addition, we may take actions to restructure existing relationships or take positions in negotiating extensions of relationships to assure compliance with the anti-kickback statute, Stark Law and other similar laws. These actions also could negatively impact the decision of physicians to extend their medical director agreements with us or to refer their patients to us. If the terms of any existing agreement are found to violate applicable laws, we may not be successful in restructuring the relationship which could lead to the early termination of the agreement, or cause the physician to stop referring patients to our dialysis centers. If a significant number of physicians were to cease referring patients to our dialysis centers, whether due to regulatory or other reasons, then our revenues, earnings and cash flows would be substantially reduced.

Current economic conditions as well as further disruptions in the financial markets could have a material adverse effect on our revenues, earnings and cash flows and otherwise adversely affect our financial condition.

Current economic conditions could adversely affect our business and our profitability. Among other things, the potential decline in federal and state revenues that may result from such conditions may create additional pressures to contain or reduce reimbursements for our services from Medicare, Medicaid and other government sponsored programs. Increasing job losses or slow improvement in the unemployment rate in the U.S. as a result of current or recent economic conditions has and may continue to result in a smaller percentage of our patients being covered by an employer group health plan and a larger percentage being covered by lower paying Medicare and Medicaid programs. Employers may also begin to select more restrictive commercial plans with lower reimbursement rates. To the extent that payors are negatively impacted by a decline in the economy, we may experience further pressure on commercial rates, a further slowdown in collections and a reduction in the amounts we expect to collect. In addition, uncertainty in the financial markets could adversely affect the variable interest rates payable under our credit facilities or could make it more difficult to obtain or renew such facilities or to obtain other forms of financing in the future, if at all. Any or all of these factors, as well as other consequences of the current economic conditions which cannot currently be anticipated, could have a material adverse effect on our revenues, earnings and cash flows and otherwise adversely affect our financial condition.

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

Expansion of our operations to and offering our services in markets outside of the U.S. subjects us to political, legal, operational and other risks that could adversely affect our business, results of operations and cash flows.

We are undertaking an expansion of our operations and beginning to offer our services outside of the U.S., which increases our exposure to the inherent risks of doing business in international markets. Depending on the market, these risks include, without limitation, those relating to:

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

A portion of our outstanding debt bears interest at variable rates. We are subject to LIBOR-based interest rate volatility from a floor of 1.50% to a cap of 4.00% on $1.25 billion notional amounts of our Term Loan B outstanding debt as a result of several interest rate cap agreements that were entered into in January 2011. The remaining $474 million of outstanding debt on the Term Loan B is subject to LIBOR-based interest rate volatility above a floor of 1.50%. At June 30, 2012, we were also subject to LIBOR-based interest rate volatility above a floor of 1.00% on $199 million of outstanding debt associated with our Term Loan A-2.

We also have approximately $350 million of additional borrowings available of which approximately $49 million was committed for outstanding letters of credit, under our new Senior Secured Credit Facilities that are subject to LIBOR-based interest rate volatility. We may also incur additional variable rate debt in the future. Increases in interest rates would increase our interest expense of the variable portion of our indebtedness, which could negatively impact our earnings and cash flow and our ability to service our indebtedness which would be particularly significant in the event of rapid and substantial increases in interest rates.

At June 30, 2012, if interest rates were to hypothetically increase by 100 basis points it would increase our interest expense by approximately $0.5 million, which increase solely relates to our Term Loan A-2 that is subject to LIBOR-based interest rate volatility above a floor of 1.00%.

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

We have significant suppliers that are either the sole or primary source of products critical to the services we provide, including Amgen, Baxter Healthcare Corporation, NxStage Medical, Inc. and others or to which we have committed obligations to make purchases including Gambro Renal Products and Fresenius. If any of these suppliers are unable to meet our needs for the products they supply, including in the event of a product recall, or shortage, and we are not able to find adequate alternative sources, or if some of the drugs that we purchase are not reimbursed or not adequately reimbursed by commercial payors or through the bundled payment rate by Medicare, our revenues, earnings and cash flows could be substantially reduced. In addition, the technology related to the products critical to the services we provide is subject to new developments and may result in superior products. If we are not able to access superior products on a cost-effective basis or if suppliers are not able to fulfill our requirements for such products, we could face patient attrition which could substantially reduce our revenues, earnings and cash flows.

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

Most of our outstanding employee stock options include a provision accelerating the vesting of the options in the event of a change of control. We also maintain a change of control protection program for our employees who do not have a significant number of stock awards, which has been in place since 2001, and which provides for cash bonuses to the employees in the event of a change of control. Based on the market price of our common stock and shares outstanding on June 30, 2012, these cash bonuses would total approximately $364 million if a change of control transaction occurred at that price and our Board of Directors did not modify this program. These change of control provisions may affect the price an acquirer would be willing to pay for our Company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Stock repurchases

The following table summarizes the Company’s repurchases of its common stock during the second quarter of 2012:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
April 1-30, 2012	—	$—	—	$358.2
May 1-31, 2012	—	—	—	358.2
June 1-30, 2012	—	—	—	358.2

Total	—	$—	—

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

Items 3, 4 and 5 are not applicable

Item 6. Exhibits

(a) Exhibits

Exhibit Number

2.1	Agreement and Plan of Merger by and among the Company, Seismic Acquisition LLC, HealthCare Partners Holdings, LLC, and Robert D. Mosher as the Member Representative, dated as of May 20, 2012. (1)

10.1	DaVita Inc. 2011 Incentive Award Plan. (2)

10.2	Voting Agreement, by and among the Company, HealthCare Partners Holdings, LLC and HealthCare Partners Medical Group, dated as of May 20, 2012. (1)

10.3	Support Agreement, by and among the Company, Healthcare Partners Holdings, LLC and Robert J. Margolis, M.D., dated as of May 20, 2012. (1)

10.4	Support Agreement, by and among the Company, Healthcare Partners Holdings, LLC and William Chin, M.D., dated as of May 20, 2012. (1)

10.5	Support Agreement, by and among the Company, Healthcare Partners Holdings, LLC and Mathew M. Moazdyasni, M.D., dated as of May 20, 2012. (1)

10.6	Support Agreement, by and among the Company, Healthcare Partners Holdings, LLC and Thomas Paulsen, M.D., dated as of May 20, 2012. (1)

10.7	Form of Noncompetition and Nonsolicitation Agreement, by and between the Company and each of Dr. Robert Margolis, Dr. William Chin, Dr. Thomas Paulsen, Mr. Zan Calhoun, and Ms. Lori Glisson, dated as of May 20, 2012. (1)

10.8	Form of Noncompetition and Nonsolicitation Agreement, by and between the Company and each of Mr. Mathew Mazdynasi, Dr. Sherif Abdou, and Dr. Amir Bacchus, dated as of May 20, 2012. (1)

12.1	Ratio of earnings to fixed charges. ✓

31.1	Certification of the Chief Executive Officer, dated August 3, 2012, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

31.2	Certification of the Chief Financial Officer, dated August 3, 2012, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

32.1	Certification of the Chief Executive Officer, dated August 3, 2012, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

32.2	Certification of the Chief Financial Officer, dated August 3, 2012, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation, Linkbase Document.

✓	Filed herewith.
(1)	Filed as exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 21, 2012.
(2)	Filed as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A on April 27, 2012.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAVITA INC.

BY:	/s/ JAMES K. HILGER
James K. Hilger Interim Chief Financial Officer and Chief Accounting Officer*

Date: August 3, 2012

*	Mr. Hilger has signed both on behalf of the Registrant as a duly authorized officer and as the Registrant’s principal accounting officer.

INDEX TO EXHIBITS

Exhibit Number

2.1	Agreement and Plan of Merger by and among the Company, Seismic Acquisition LLC, HealthCare Partners Holdings, LLC, and Robert D. Mosher as the Member Representative, dated as of May 20, 2012. (1)

10.1	DaVita Inc. 2011 Incentive Award Plan. (2)

10.2	Voting Agreement, by and among the Company, HealthCare Partners Holdings, LLC and HealthCare Partners Medical Group, dated as of May 20, 2012. (1)

10.3	Support Agreement, by and among the Company, Healthcare Partners Holdings, LLC and Robert J. Margolis, M.D., dated as of May 20, 2012. (1)

10.4	Support Agreement, by and among the Company, Healthcare Partners Holdings, LLC and William Chin, M.D., dated as of May 20, 2012. (1)

10.5	Support Agreement, by and among the Company, Healthcare Partners Holdings, LLC and Mathew M. Moazdyasni, M.D., dated as of May 20, 2012. (1)

10.6	Support Agreement, by and among the Company, Healthcare Partners Holdings, LLC and Thomas Paulsen, M.D., dated as of May 20, 2012. (1)

10.7	Form of Noncompetition and Nonsolicitation Agreement, by and between the Company and each of Dr. Robert Margolis, Dr. William Chin, Dr. Thomas Paulsen, Mr. Zan Calhoun, and Ms. Lori Glisson, dated as of May 20, 2012. (1)

10.8	Form of Noncompetition and Nonsolicitation Agreement, by and between the Company and each of Mr. Mathew Mazdynasi, Dr. Sherif Abdou, and Dr. Amir Bacchus, dated as of May 20, 2012. (1)

12.1	Ratio of earnings to fixed charges. ✓

31.1	Certification of the Chief Executive Officer, dated August 3, 2012, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

31.2	Certification of the Chief Financial Officer, dated August 3, 2012, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

32.1	Certification of the Chief Executive Officer, dated August 3, 2012, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

32.2	Certification of the Chief Financial Officer, dated August 3, 2012, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation, Linkbase Document.

✓	Filed herewith.
(1)	Filed as exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 21, 2012.
(2)	Filed as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A on April 27, 2012.