Form 10-Q
period 2012-09-30
DAVITA INC
filed 2012-10-31
CIK 927066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

For the Quarterly Period Ended September 30, 2012

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-14106

DAVITA INC.

2000 16th Street

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

As of October 26, 2012, the number of shares of the Registrant’s common stock outstanding was approximately 95.4 million shares and the aggregate market value of the common stock outstanding held by non-affiliates based upon the closing price of these shares on the New York Stock Exchange was approximately $10.6 billion.

DAVITA INC.

Note: Items 3, 4 and 5 of Part II are omitted because they are not applicable.

i

DAVITA INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(dollars in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Dialysis patient service operating revenues	$1,838,363	$1,669,086	$5,410,200	$4,749,469
Less: Provision for uncollectible accounts related to patient service operating revenues	(59,803)	(50,039)	(167,227)	(138,520)

Net patient service operating revenues	1,778,560	1,619,047	5,242,973	4,610,949
Other revenues	184,406	138,783	516,368	370,427

Total net operating revenues	1,962,966	1,757,830	5,759,341	4,981,376

Operating expenses and charges:
Patient care costs	1,340,918	1,189,638	3,916,324	3,466,860
General and administrative	201,198	182,638	623,208	498,033
Depreciation and amortization	80,586	67,558	234,368	193,641
Provision for uncollectible accounts	2,469	1,903	6,294	4,727
Equity investment income	(3,064)	(2,619)	(8,314)	(6,555)
Legal proceeding contingency accrual and related expenses	—	—	78,000	—
Goodwill impairment charge	—	—	—	24,000

Total operating expenses and charges	1,622,107	1,439,118	4,849,880	4,180,706

Operating income	340,859	318,712	909,461	800,670
Debt expense	(70,494)	(60,848)	(192,584)	(179,340)
Other income	819	798	2,698	2,195

Income from continuing operations before income taxes	271,184	258,662	719,575	623,525
Income tax expense	98,634	94,204	262,138	224,034

Income from continuing operations	172,550	164,458	457,437	399,491
Discontinued operations:
Income from operations of discontinued operations, net of tax	—	1,076	—	1,460
Loss on disposal of discontinued operations, net of tax	—	(3,688)	—	(3,688)

Net income	172,550	161,846	457,437	397,263
Less: Net income attributable to noncontrolling interests	(27,829)	(26,485)	(77,259)	(67,385)

Net income attributable to DaVita Inc.	$144,721	$135,361	$380,178	$329,878

Earnings per share:
Basic income from continuing operations per share attributable to DaVita Inc.	$1.52	$1.48	$4.03	$3.50

Basic net income per share attributable to DaVita Inc.	$1.52	$1.45	$4.03	$3.47

Diluted income from continuing operations per share attributable to DaVita Inc.	$1.50	$1.45	$3.96	$3.43

Diluted net income per share attributable to DaVita Inc.	$1.50	$1.42	$3.96	$3.40

Weighted average shares for earnings per share:
Basic	94,979,858	93,441,620	94,309,099	95,053,339

Diluted	96,634,620	95,171,225	96,124,226	97,057,773

Amounts attributable to DaVita Inc.:
Income from continuing operations	$144,721	$138,192	$380,178	$332,325
Discontinued operations	—	(2,831)	—	(2,447)

Net income	$144,721	$135,361	$380,178	$329,878

See notes to condensed consolidated financial statements.

DAVITA INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(dollars in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net income	$172,550	$161,846	$457,437	$397,263

Other comprehensive (loss) income, net of tax:
Unrealized losses on interest rate swap and cap agreements:
Unrealized losses on interest rate swap and cap agreements	(1,741)	(10,869)	(6,104)	(27,839)
Less: Reclassifications of net swap and cap agreements realized losses into net income	2,530	2,702	7,586	7,124
Unrealized gains (losses) on investments:
Unrealized gains (losses) on investments	445	(902)	1,387	(587)
Less: Reclassification of net investment realized gains into net income	—	—	(75)	(57)
Foreign currency translation adjustments	(135)	—	(1,593)	—

Other comprehensive income (loss)	1,099	(9,069)	1,201	(21,359)

Total comprehensive income	173,649	152,777	458,638	375,904
Less: Comprehensive income attributable to the noncontrolling interests	(27,829)	(26,485)	(77,259)	(67,385)

Comprehensive income attributable to DaVita Inc.	$145,820	$126,292	$381,379	$308,519

See notes to condensed consolidated financial statements.

DAVITA INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands, except per share data)

	September 30, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$382,194	$393,752
Short-term investments	5,836	17,399
Accounts receivable, less allowance of $232,127 and $250,343	1,248,050	1,195,163
Inventories	78,322	75,731
Other receivables	207,439	269,832
Other current assets	46,989	49,349
Income tax receivable	33,625	—
Deferred income taxes	323,219	280,382

Total current assets	2,325,674	2,281,608
Property and equipment, net	1,654,657	1,432,651
Amortizable intangibles, net	177,542	159,491
Equity investments	28,705	27,325
Long-term investments	13,249	9,890
Other long-term assets	30,558	34,231
Restricted cash	1,268,767	—
Goodwill	5,324,960	4,946,976

	$10,824,112	$8,892,172

LIABILITIES AND EQUITY
Accounts payable	$272,627	$289,653
Other liabilities	416,897	325,734
Accrued compensation and benefits	529,492	412,972
Current portion of long-term debt	117,821	87,345
Income tax payable	—	37,412

Total current liabilities	1,336,837	1,153,116
Long-term debt	5,620,716	4,417,624
Other long-term liabilities	145,246	132,006
Alliance and product supply agreement, net	15,990	19,987
Deferred income taxes	484,918	423,098

Total liabilities	7,603,707	6,145,831
Commitments and contingencies
Noncontrolling interests subject to put provisions	550,020	478,216
Equity:
Preferred stock ($0.001 par value, 5,000,000 shares authorized; none issued)
Common stock ($0.001 par value, 450,000,000 shares authorized; 134,862,283 shares issued; 95,346,980 and 93,641,363 shares outstanding)	135	135
Additional paid-in capital	543,751	596,300
Retained earnings	3,575,996	3,195,818
Treasury stock, at cost (39,515,303 and 41,220,920 shares)	(1,564,178)	(1,631,694)
Accumulated other comprehensive loss	(18,283)	(19,484)

Total DaVita Inc. shareholders’ equity	2,537,421	2,141,075
Noncontrolling interests not subject to put provisions	132,964	127,050

Total equity	2,670,385	2,268,125

	$10,824,112	$8,892,172

See notes to condensed consolidated financial statements.

DAVITA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Nine months ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$457,437	$397,263
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	234,368	194,328
Stock-based compensation expense	34,857	36,392
Tax benefits from stock award exercises	60,252	35,096
Excess tax benefits from stock award exercises	(39,346)	(19,640)
Deferred income taxes	(1,374)	38,377
Equity investment income, net	10	238
Other non-cash charges and loss on disposal of assets	17,244	16,398
Goodwill impairment charge	—	24,000
Changes in operating assets and liabilities, other than from acquisitions and divestitures:
Accounts receivable	(51,349)	(61,483)
Inventories	1,958	11,767
Other receivables and other current assets	65,047	81,737
Other long-term assets	3,429	2,408
Accounts payable	(18,200)	56,652
Accrued compensation and benefits	113,101	121,631
Other current liabilities	87,223	(8,733)
Income taxes	(69,108)	88,454
Other long-term liabilities	5,064	14,502

Net cash provided by operating activities	900,613	1,029,387

Cash flows from investing activities:
Additions of property and equipment, net	(378,949)	(251,879)
Acquisitions	(419,114)	(927,124)
Proceeds from asset sales	2,118	51,623
Purchase of investments available for sale	(3,452)	(2,118)
Purchase of investments held-to-maturity	(5,257)	(29,740)
Proceeds from sale of investments available for sale	6,796	1,149
Proceeds from maturities of investments held-to-maturity	12,375	29,747
Purchase of equity investments and other assets	(1,276)	(5,005)
Distributions received on equity investments	2	340

Net cash used in investing activities	(786,757)	(1,133,007)

Cash flows from financing activities:
Borrowings	26,992,105	27,506,051
Payments on long-term debt	(25,799,807)	(27,350,513)
Restricted cash	(1,268,767)	—
Interest rate cap premiums and other deferred financing costs	(22,189)	(17,863)
Purchase of treasury stock	—	(323,348)
Distributions to noncontrolling interests	(81,978)	(67,408)
Stock award exercises and other share issuances, net	8,395	9,886
Excess tax benefits from stock award exercises	39,346	19,640
Contributions from noncontrolling interests	19,368	14,779
Proceeds from sales of additional noncontrolling interests	1,844	2,675
Purchases from noncontrolling interests	(13,774)	(9,190)

Net cash used in financing activities	(125,457)	(215,291)
Effect of exchange rate changes on cash and cash equivalents	43	—

Net decrease in cash and cash equivalents	(11,558)	(318,911)
Cash and cash equivalents at beginning of period	393,752	860,117

Cash and cash equivalents at end of period	$382,194	$541,206

See notes to condensed consolidated financial statements.

DAVITA INC.

CONSOLIDATED STATEMENTS OF EQUITY

(unaudited)

(dollars and shares in thousands)

	Non- controlling interests subject to put provisions	DaVita Inc. Shareholders’ Equity								Non-
		Common stock		Additional paid-in capital	Retained earnings	Treasury stock		Accumulated other comprehensive income (loss)	Total	controlling interests not subject to put provisions
Balance at December 31, 2010	$383,052	134,862	$135	$620,546	$2,717,817	(38,861)	$(1,360,579)	$503	$1,978,422	$58,712
Comprehensive income:
Net income	59,135				478,001				478,001	36,259
Other comprehensive loss								(19,987)	(19,987)
Stock purchase shares issued				4,268		175	6,554		10,822
Stock unit shares issued				(2,866)		78	2,866		—
Stock options and SSARs exercised				(37,370)		1,182	42,813		5,443
Stock-based compensation expense				48,718					48,718
Excess tax benefits from stock awards exercised				20,834					20,834
Distributions to noncontrolling interests	(61,343)									(39,310)
Contributions from noncontrolling interests	12,547									8,463
Sales and assumptions of additional noncontrolling interests	49,343			(1,299)					(1,299)	55,566
Purchases from noncontrolling interests	(2,103)			(9,486)					(9,486)	(2,100)
Changes in fair value of noncontrolling interests	63,762			(63,762)					(63,762)
Expired put provision	(26,177)			16,717					16,717	9,460
Purchase of treasury stock						(3,795)	(323,348)		(323,348)

Balance at December 31, 2011	$478,216	134,862	$135	$596,300	$3,195,818	(41,221)	$(1,631,694)	$(19,484)	$2,141,075	$127,050
Comprehensive income:
Net income	49,522				380,178				380,178	27,737
Other comprehensive income								1,201	1,201
Stock unit shares issued				(8,148)		206	8,148		—
Stock options and SSARs exercised				(57,194)		1,500	59,368		2,174
Stock-based compensation expense				34,857					34,857
Excess tax benefits from stock awards exercised				39,346					39,346
Distributions to noncontrolling interests	(50,668)									(31,310)
Contributions from noncontrolling interests	11,447									7,921
Sales and assumptions of additional noncontrolling interests	13,805			62					62	1,566
Purchases from noncontrolling interests	(3,071)			(10,703)					(10,703)
Changes in fair value of noncontrolling interests	50,769			(50,769)					(50,769)

Balance at September 30, 2012	$550,020	134,862	$135	$543,751	$3,575,996	(39,515)	$(1,564,178)	$(18,283)	$2,537,421	$132,964

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

1. Condensed consolidated interim financial statements

The condensed consolidated interim financial statements included in this report are prepared by the Company without audit. In the opinion of management, all adjustments consisting only of normal recurring items necessary for a fair presentation of the results of operations are reflected in these consolidated interim financial statements. All significant intercompany accounts and transactions have been eliminated. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The most significant estimates and assumptions underlying these financial statements and accompanying notes generally involve revenue recognition and provisions for uncollectible accounts, impairments and valuation adjustments, fair value estimates, accounting for income taxes, variable compensation accruals, purchase accounting valuation estimates and stock-based compensation. The results of operations for the nine months ended September 30, 2012 are not necessarily indicative of the operating results for the full year. The consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Prior year balances and amounts have been reclassified to conform to the current year presentation. The Company has evaluated subsequent events through the date these condensed consolidated financial statements were issued and has included all necessary disclosures.

2. Earnings per share

Basic net income per share is calculated by dividing net income attributable to the Company, net of the (increase) decrease in noncontrolling interests redemption rights in excess of fair value, by the weighted average number of common shares and vested stock units outstanding. Diluted net income per share includes the dilutive effect of outstanding stock-settled stock appreciation rights, stock options and unvested stock units (under the treasury stock method).

The reconciliations of the numerators and denominators used to calculate basic and diluted earnings per share are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Basic:
Income from continuing operations attributable to DaVita Inc.	$144,721	$138,192	$380,178	$332,325
(Increase) decrease in noncontrolling interests redemption rights in excess of fair value	—	(17)	—	103

Income from continuing operations for basic earnings per share calculation	$144,721	$138,175	$380,178	$332,428
Discontinued operations attributable to DaVita Inc.	—	(2,831)	—	(2,447)

Net income attributable to DaVita Inc. for basic earnings per share calculation	$144,721	$135,344	$380,178	$329,981

Weighted average shares outstanding during the period	94,977	93,439	94,306	95,050
Vested stock units	3	3	3	3

Weighted average shares for basic earnings per share calculation	94,980	93,442	94,309	95,053

Basic income from continuing operations per share attributable to DaVita Inc.	$1.52	$1.48	$4.03	$3.50

Basic net income per share attributable to DaVita Inc.	$1.52	$1.45	$4.03	$3.47

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Diluted:
Income from continuing operations attributable to DaVita Inc.	$144,721	$138,192	$380,178	$332,325
(Increase) decrease in noncontrolling interests redemption rights in excess of fair value	—	(17)	—	103

Income from continuing operations for diluted earnings per share calculation	$144,721	$138,175	$380,178	$332,428
Discontinued operations attributable to DaVita Inc.	—	(2,831)	—	(2,447)

Net income attributable to DaVita Inc. for diluted earnings per share calculation	$144,721	$135,344	$380,178	$329,981

Weighted average shares outstanding during the period	94,977	93,439	94,306	95,050
Vested stock units	3	3	3	3
Assumed incremental shares from stock plans	1,655	1,729	1,815	2,005

Weighted average shares for diluted earnings per share calculation	96,635	95,171	96,124	97,058

Diluted income from continuing operations per share attributable to DaVita Inc.	$1.50	$1.45	$3.96	$3.43

Diluted net income per share attributable to DaVita Inc.	$1.50	$1.42	$3.96	$3.40

Anti-dilutive stock-settled awards excluded from calculation (1)	236	2,834	1,641	1,777

(1)

Shares associated with stock-settled stock appreciation rights and stock options that are excluded from the diluted denominator calculation because they are anti-dilutive under the treasury stock method.

3. Stock-based compensation and other common stock transactions

Stock-based compensation recognized in a period represents the amortization during that period of the estimated grant-date fair value of current and prior stock-based awards over their vesting terms, adjusted for expected forfeitures. Shares issued upon exercise of stock awards are generally issued from shares in treasury. The Company has used the Black-Scholes-Merton valuation model for estimating the grant-date fair value of stock-settled stock appreciation rights granted in all periods. During the nine months ended September 30, 2012, the Company granted 462 stock-settled stock appreciation rights with an aggregate grant-date fair value of $8,959 and a weighted-average expected life of approximately 3.5 years, and also granted 14 stock units with an aggregate grant-date fair value of $1,261 and a weighted-average expected life of approximately 1.6 years.

For the nine months ended September 30, 2012 and 2011, the Company recognized $34,857 and $36,392, respectively, in stock-based compensation expense for stock appreciation rights, stock units and discounted employee stock plan purchases, which are primarily included in general and administrative expenses. The estimated tax benefits recorded for stock-based compensation through September 30, 2012 and 2011 was $12,992 and $13,766, respectively. As of September 30, 2012, there was $67,623 of total estimated unrecognized compensation cost related to unvested stock-based compensation arrangements under the Company’s equity compensation and stock purchase plans. The Company expects to recognize this cost over a weighted average remaining period of 1.2 years.

During the nine months ended September 30, 2012 and 2011, the Company received $2,174 and $5,443, respectively, in cash proceeds from stock option exercises and $60,252 and $35,096, respectively, in actual tax benefits upon the exercise of stock awards.

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

4. Accounts receivable

Accounts receivable are reduced by an allowance for doubtful accounts. In evaluating the ultimate collectability of the Company’s accounts receivable, the Company analyzes its historical cash collection experience and trends for each of its government payors and commercial payors to estimate the adequacy of the allowance for doubtful accounts and the amount of the provision for uncollectible accounts. Management regularly updates its analysis based upon the most recent information available to determine its current provision for uncollectible accounts and the adequacy of its allowance for doubtful accounts. For receivables associated with services provided to patients covered by Medicare, the Company receives 80% of the payment directly from Medicare as established under the governments bundled payment system and determines an appropriate allowance for doubtful accounts and provision for uncollectible accounts on the remaining balance due depending upon the Company’s estimate of the amounts ultimately collectible from other secondary coverage sources or from the patients. For receivables associated with services to patients covered by commercial payors and other non-Medicare government payors that are either based upon contractual terms or for non-contracted health plan coverage, the Company provides an allowance for doubtful accounts and a provision for uncollectible accounts based upon its historical collection experience, potential inefficiencies in its billing processes and for which collectability is determined to be unlikely. Less than 1% of the Company’s accounts receivable are associated with patient pay and it is the Company’s policy to reserve 100% of these outstanding accounts receivable balances when the amounts due are outstanding for more than four months.

During the nine months ended September 30, 2012, the Company’s allowance for doubtful accounts decreased by approximately $18,216. This was primarily as a result of the amount of write-offs that occurred during the quarter associated with acquired accounts receivable balances that were previously reserved. There were no unusual transactions impacting the allowance for doubtful accounts.

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

During the third quarter of 2012, the Company did not record any goodwill impairment charges and, as of September 30, 2012, none of the goodwill associated with the Company’s various reporting units was considered at risk of impairment. Since the date of the Company’s last annual goodwill impairment test, there have been no

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

material developments, events, changes in operating performance or other changes in circumstances that would cause management to believe it is more likely than not that the fair value of any of its reporting units would be less than its carrying amount.

6. Long-term debt

Long-term debt was comprised of the following:

	September 30, 2012	December 31, 2011
Senior Secured Credit Facilities:
Term Loan A	$912,500	$950,000
Term Loan A-2	198,000	199,500
Term Loan B	1,719,375	1,732,500
Senior notes	2,800,000	1,550,000
Acquisition obligations and other notes payable	37,676	37,447
Capital lease obligations	77,585	43,364

Total debt principal outstanding	5,745,136	4,512,811
Discount on long-term debt	(6,599)	(7,842)

	5,738,537	4,504,969
Less current portion	(117,821)	(87,345)

	$5,620,716	$4,417,624

Scheduled maturities of long-term debt at September 30, 2012 were as follows:

2012 (remainder of the year)	19,153
2013	130,897
2014	180,834
2015	680,765
2016	1,864,207
2017	8,496
Thereafter	2,860,784

In August 2012 the Company entered into amendments to its existing credit agreements (Senior Secured Credit Facilities) to permit additional borrowings under the Senior Secured Credit Facilities in an aggregate principal amount of $3,000,000 comprised of a new five year Term Loan A-3 facility in an aggregate principal amount of $1,350,000 and a new seven year Term Loan B-2 facility in an aggregate principal amount of $1,650,000. In addition, the Company also amended certain financial covenants and various other provisions to accommodate additional borrowings and the acquisition of HealthCare Partners Holdings, LLC (HCP), as well as provide additional operating and financial flexibility. The Company has obtained commitments for the new five year Term Loan A-3; however, such commitments as well as the effectiveness of the amendment are subject to various conditions, including the receipt of commitments for the new seven year Term Loan B-2 and the consummation of the acquisition of HCP. Unless such conditions are satisfied, the amendment will terminate on November 30, 2012, subject to up to three one month extensions if certain conditions are met. See Note 12 to the condensed consolidated financial statements for further details.

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

On August 28, 2012, the Company issued $1,250,000 aggregate principal amount of 5 3/4% senior notes due 2022 (New Senior Notes). The New Senior Notes will pay interest on February 15 and August 15 of each year, beginning February 15, 2013. The New Senior Notes are unsecured senior obligations and rank equally to other unsecured senior indebtedness. The New Senior Notes are guaranteed by certain domestic subsidiaries of the Company. The Company may redeem some or all of the New Senior Notes at any time on or after August 15, 2017 at certain redemption prices and prior to such date at a “make-whole” redemption price. The Company may also redeem up to 35% of the New Senior Notes at any time prior to August 15, 2015 at certain redemption prices with the proceeds of one or more equity offerings.

All of the proceeds from the issuance of the New Senior Notes along with related fees and interest through November 30, 2012, were deposited into escrow pending the consummation of the HCP acquisition. The proceeds and interest are included in restricted cash in the consolidated balance sheet. If the acquisition of HCP and certain other conditions are not satisfied on or prior to November 30, 2012, subject to up to three one-month extensions (escrow end date), the amount deposited in escrow will be applied to redeem all of the New Senior Notes at a price equal to 100% of the issue price of the notes plus accrued interest from August 28, 2012 through the escrow end date. However, if the acquisition of HCP is completed and certain other conditions are satisfied on or before the escrow end date then the amounts deposited into escrow will be released to the Company to be used to finance a portion of the HCP acquisition.

During the first nine months of 2012, the Company made mandatory principal payments under its Senior Secured Credit Facilities totaling $37,500 on the Term Loan A, $1,500 on the Term Loan A-2 and $13,125 on the Term Loan B.

The Company has entered into several interest rate swap agreements as a means of hedging its exposure to and volatility from variable-based interest rate changes as part of its overall interest rate risk management strategy. These agreements are not held for trading or speculative purposes and have the economic effect of converting the LIBOR variable component of the Company’s interest rate to a fixed rate. These swap agreements are designated as cash flow hedges, and as a result, hedge-effective gains or losses resulting from changes in the fair values of these swaps are reported in other comprehensive income until such time as each specific swap tranche is realized, at which time the amounts are reclassified into net income. Net amounts paid or received for each specific swap tranche that have settled have been reflected as adjustments to debt expense. In addition, the Company has entered into several interest rate cap agreements that have the economic effect of capping the Company’s maximum exposure to LIBOR variable interest rate changes on specific portions of the Company’s Term Loan B debt, as described below. These cap agreements are also designated as cash flow hedges and as a result changes in the fair values of these cap agreements are reported in other comprehensive income. The amortization of the original cap premium is recognized as a component of debt expense on a straight line basis over the term of the cap agreements. The swap and cap agreements do not contain credit-risk contingent features.

As of September 30, 2012, the Company maintained a total of nine interest rate swap agreements with amortizing notional amounts totaling $912,500. These agreements had the economic effect of modifying the LIBOR variable component of the Company’s interest rate on an equivalent amount of the Company’s Term Loan A to fixed rates ranging from 1.59% to 1.64%, resulting in an overall weighted average effective interest rate of 4.11%, including the Term Loan A margin of 2.50%. The swap agreements expire by September 30, 2014 and require monthly interest payments. The Company estimates that approximately $11,395 of existing unrealized pre-tax losses in other comprehensive income at September 30, 2012 will be reclassified into income over the next twelve months.

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

As of September 30, 2012, the Company maintained five interest rate cap agreements with notional amounts totaling $1,250,000. These agreements have the economic effect of capping the LIBOR variable component of the Company’s interest rate at a maximum of 4.00% on an equivalent amount of the Company’s Term Loan B debt. The cap agreements expire on September 30, 2014.

The following table summarizes the Company’s derivative instruments as of September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011
Derivatives designated as hedging instruments	Balance sheet location	Fair value	Balance sheet location	Fair value
Interest rate swap agreements	Other long- term liabilities	$22,189	Other long- term liabilities	$23,145

Interest rate cap agreements	Other long- term assets	$158	Other long- term assets	$1,381

The following table summarizes the effects of the Company’s interest rate swap and cap agreements for the nine months ended September 30, 2012 and 2011:

	Amount of gains (losses) recognized in OCI on interest rate swap and cap agreements				Location of gains (losses) reclassified from accumulated OCI into income	Amount of gains (losses) reclassified from accumulated OCI into income
	Three months ended September 30,		Nine months ended September 30,			Three months ended September 30,		Nine months ended September 30,
Derivatives designated as cash flow hedges	2012	2011	2012	2011		2012	2011	2012	2011
Interest rate swap agreements	$(2,729)	$(13,907)	$(8,766)	$(33,897)	Debt expense	$(3,244)	$(3,525)	$(9,723)	$(9,268)
Interest rate cap agreements	(121)	(3,882)	(1,224)	(11,666)	Debt expense	(897)	(897)	(2,691)	(2,392)
Tax benefit	1,109	6,920	3,886	17,724		1,611	1,720	4,828	4,536

Total	$(1,741)	$(10,869)	$(6,104)	$(27,839)		$(2,530)	$(2,702)	$(7,586)	$(7,124)

As of September 30, 2012, interest rates on the Company’s Term Loan A-2 and Term Loan B debt are effectively fixed because of an embedded LIBOR floor which is higher than actual LIBOR as of such date. Furthermore, interest rates on the $1,250,000 of the Company’s Term Loan B is subject to interest rate caps if LIBOR should rise above 4.00%. Interest rates on the Company’s senior notes are fixed by their terms. Interest rates on the Company’s Term Loan A are economically fixed as a result of interests rate swaps.

As a result of the swap and cap agreements, the Company’s overall weighted average effective interest rate on the Senior Secured Credit Facilities was 4.61%, based upon the current margins in effect of 2.50% for the Term loan A, 3.50% for the Term Loan A-2 and 3.00% for the Term Loan B, as of September 30, 2012.

The Company’s overall weighted average effective interest rate during the third quarter of 2012 was 5.31% and as of September 30, 2012 was 5.38%.

As of September 30, 2012, the Company had undrawn revolving credit facilities totaling $350,000 of which approximately $87,953 was committed for outstanding letters of credit.

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

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

Inquiries by the Federal Government and Certain Related Civil Proceedings

2005 U.S. Attorney Investigation: In March 2005, the Company received a subpoena from the U.S. Attorney’s Office for the Eastern District of Missouri in St. Louis. The subpoena required production of a wide range of documents relating to the Company’s operations, including documents related to, among other things, pharmaceutical and other services provided to patients, relationships with pharmaceutical companies, and financial relationships with physicians and joint ventures. The subpoena covers the period from December 1, 1996 through March 2005. In October 2005, the Company received a follow-up request for additional documents related to specific medical director and joint venture arrangements. In February 2006, the Company received an additional subpoena for documents, including certain patient records relating to the administration and billing of Epogen® (EPO). In May 2007, the Company received a request for documents related to durable medical equipment and supply companies owned and operated by the Company. The Company cooperated with the inquiry and has produced the requested documents. The subpoenas were issued in connection with a joint civil and criminal investigation. It was possible that criminal proceedings could be initiated against the Company in connection with this investigation. Until recently, the Company had not received a communication from the St. Louis U.S. Attorney’s Office on this matter for nearly three years. In early October 2012, the Company announced that the government closed its investigation without filing any charges, without demanding any payments and without seeking any changes in Company policies.

Woodard Private Civil Suit: In February 2007, the Company received a request for information from the Office of Inspector General, U.S. Department of Health and Human Services, or OIG, for documents relating to EPO claims submitted to Medicare. In August 2007, the Company received a subpoena from the OIG seeking similar documents. The requested documents relate to services provided from 2001 to 2004 by a number of the Company’s centers. The request and subpoena were sent from the OIG’s offices in Houston and Dallas, Texas. The Company cooperated with the inquiry and has produced all previously requested documents to date. The Company was contacted by the U.S. Attorney’s Office for the Eastern District of Texas, which stated that this was a civil investigation related to EPO claims. On July 6, 2009, the U.S. District Court for the Eastern District of Texas lifted the seal on the civil qui tam complaint related to these previous requests for information. The Company was subsequently served with a complaint by the relator, Ivey Woodard, purportedly on behalf of the federal government, under the qui tam provisions of the federal False Claims Act. The government did not intervene and is not actively pursuing this matter. The relator has been pursuing the claims independently and the parties have been engaged in active litigation. The complaint contains allegations relating to the Company’s EPO practices for the period from 1992 through 2010 and seeks monetary damages and civil penalties as well as costs and expenses. The court has ruled that claims earlier than 1996 are beyond the statute of limitations. The Company believes that there is some overlap between the subject of this complaint and the review of EPO utilization in the 2005 U.S. Attorney investigation described above. The Company publicly disclosed on July 3,

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

2012 that it had reached an agreement in principle to settle all allegations relating to claims arising out of this matter. In connection with this settlement, the Company accrued a charge of $78,000 in the second quarter of 2012, that consists of $55,000 for the settlement plus attorney fees and related expenses. The Company expects that the settlement will resolve federal program claims regarding EPO raised in the complaint relating to historical EPO practices dating back to 1997. The settlement is subject to certain conditions, such as court approval. Until the conditions and documentation are completed, there can be no assurance that this matter will in fact be resolved pursuant to the terms of the agreement in principle to settle.

Vainer Private Civil Suit: In December 2008, the Company received a subpoena for documents from the OIG relating to the pharmaceutical products Zemplar, Hectorol, Venofer, Ferrlecit and EPO, as well as other related matters. The subpoena covered the period from January 2003 to December 2008. The Company was in contact with the U.S. Attorney’s Office for the Northern District of Georgia and the U.S. Department of Justice in Washington, DC, since November 2008 relating to this matter, and were advised that this was a civil inquiry. On June 17, 2009, the Company learned that the allegations underlying this inquiry were made as part of a civil complaint filed by individuals and brought pursuant to the qui tam provisions of the federal False Claims Act. On April 1, 2011, the U.S. District Court for the Northern District of Georgia ordered the case to be unsealed. At that time, the Department of Justice and U.S. Attorney’s Office filed a notice of declination stating that the U.S. would not be intervening and not pursuing the relators’ allegation in litigation. On July 25, 2011, the relators, Daniel Barbir and Dr. Alon Vainer, filed their amended complaint in the U.S. District Court for the Northern District of Georgia, purportedly on behalf of the federal government. The allegations in the complaint relate to the Company’s drug administration practices for Vitamin D and iron agents for a period from 2003 through 2010. The complaint seeks monetary damages and civil penalties as well as costs and expenses. The Company is vigorously defending this matter and intends to continue to do so. The Company can make no assurances as to the time or resources that will be needed to devote to this litigation or its final outcome.

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

2011 U.S. Attorney Physician Relationship Investigation: In August 2011, the Company announced it had learned that the U.S. Attorney’s Office for the District of Colorado would be looking into certain activities of the Company in connection with information being provided to a grand jury. The Company announced further that it understood that this investigation was at a very preliminary stage, and while its precise scope was unclear, it appeared to overlap, at least in part, with the 2010 U.S. Attorney Physician Relationship Investigation described above. Subsequent to the Company’s announcement of this 2011 U.S. Attorney Physician Relationship Investigation, it received a subpoena for documents which substantially overlaps with the subpoena in the 2010 U.S. Attorney Physician Relationship Investigation described above and covers the period from January 2006 to September 2011. The Company is cooperating with the government and is producing the requested documents. Certain current and former members of the Board and executives received subpoenas in November 2011 and thereafter to testify before the grand jury. The Company has received additional subpoenas for documents, and a number of other individuals have received subpoenas to testify before the grand jury. It is possible that criminal

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

proceedings may be initiated against the Company in connection with this investigation. The Company can make no assurances as to the time or resources that will be needed to devote to this litigation or its final outcome.

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

Clark Shareholder Derivative Civil Suit: As the Company previously disclosed, on August 7, 2012, a shareholder derivative lawsuit was filed in the U.S. District Court for the District of Colorado against certain current and former directors and executives of the Company and against the Company, as nominal defendant. The complaint alleges, among other things, that certain of the Company’s current and past officers and directors breached fiduciary duties to the Company relating to the previously disclosed inquiries by the federal government and qui tam proceedings described above. On October 12, 2012, the parties filed a joint motion to stay the case for an indefinite period as in the best interests of the Company and to conserve judicial resources. On October 19, 2012, the Court denied the stay motion but ordered that the case be administratively closed, subject to being reopened upon a showing of good cause by any party.

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

(unaudited)

(dollars and shares in thousands, except per share data)

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

In June 2004, DVA Renal Healthcare was served with a complaint filed in the Superior Court of California by one of its former employees who worked for its California acute services program. The complaint, which is styled as a class action, alleges, among other things, that DVA Renal Healthcare failed to provide overtime wages, defined rest periods and meal periods, or compensation in lieu of such provisions and failed to comply with certain other California Labor Code requirements. The parties reached an agreement last year to fully resolve this matter for an amount that did not materially impact the Company’s financial results. That settlement has now received final approval from the court. Settlement payments have been made to the class members. On September 18, 2012, the court found that the conditions in its order approving the settlement had been met, and that the matter is concluded.

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

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

The Company’s investments consist of the following:

	September 30, 2012			December 31, 2011
	Held to maturity	Available for sale	Total	Held to maturity	Available for sale	Total
Certificates of deposit, money market funds and U.S. treasury notes due within one year	$4,636	$—	$4,636	$11,754	$—	$11,754
Investments in mutual funds	—	14,449	14,449	—	15,535	15,535

	$4,636	$14,449	$19,085	$11,754	$15,535	$27,289

Short-term investments	$4,636	$1,200	$5,836	$11,754	$5,645	$17,399
Long-term investments	—	13,249	13,249	—	9,890	9,890

	$4,636	$14,449	$19,085	$11,754	$15,535	$27,289

The cost of the certificates of deposit and money market funds at September 30, 2012 and in addition, U.S. treasury notes at December 31, 2011, approximates their fair value. As of September 30, 2012 and December 31, 2011, the available for sale investments include $1,893 and $(255) of gross pre-tax gains (loss), respectively. During the nine months ended September 30, 2012, the Company recorded gross pre-tax unrealized gains of $2,271, or $1,387 after tax, in other comprehensive income associated with changes in the fair value of these investments. During the nine months ended September 30, 2012, the Company sold investments in mutual funds and its shares of NxStage Medical, Inc. common stock for net proceeds of $6,796, and recognized a pre-tax gain of $124, or $75 after tax, that was previously recorded in other comprehensive income. During the nine months ended September 30, 2011, the Company sold equity securities in mutual funds for net proceeds of $1,149, and recognized a pre-tax gain of $93, or $57 after tax, that was previously recorded in other comprehensive income.

During the nine months ended September 30, 2012, the Company received a total of $7,100 in capital deposits released from various state regulatory agencies that had previously been held by those agencies to maintain certain regulatory capital requirements of the special needs plans of VillageHealth, which plans were discontinued in 2009. Therefore, the Company has received the majority of funds that have previously been held by the various state regulatory agencies.

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

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

The following table summarizes the Company’s assets, liabilities and temporary equity measured at fair value on a recurring basis as of September 30, 2012:

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Available for sale securities	$14,449	$14,449	$—	$—

Interest rate cap agreements	$158	$—	$158	$—

Liabilities
Interest rate swap agreements	$22,189	$—	$22,189	$—

Temporary equity
Noncontrolling interests subject to put provisions	$550,020	$—	$—	$550,020

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

The Company has other financial instruments in addition to the above that consist primarily of cash, accounts receivable, accounts payable, other accrued liabilities, and debt. The balances of the non-debt financial instruments are presented in the condensed consolidated financial statements at September 30, 2012 at their approximate fair values due to the short-term nature of their settlements. The carrying amount of the Company’s Senior Secured Credit Facilities totaled $2,823,276 as of September 30, 2012 and the fair value was $2,831,133 based upon quoted market prices. The fair value of the Company’s senior notes was approximately $2,901,680 at September 30, 2012, based upon quoted market prices, as compared to the carrying amount of $2,800,000.

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

(unaudited)

(dollars and shares in thousands, except per share data)

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

Additionally, the Company has certain other potential commitments to provide operating capital to several dialysis centers that are wholly-owned by third parties or centers in which the Company owns a minority equity investment as well as to physician-owned vascular access clinics that the Company operates under management and administrative services agreements of approximately $3,000.

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

11. Income taxes

As of September 30, 2012, the Company’s total liability for unrecognized tax benefits relating to tax positions that do not meet the more-likely-than-not threshold is $10,059, all of which would impact the Company’s effective tax rate if recognized. This balance represents an increase of $1,116 from the December 31, 2011 balance of $8,943 due to the addition of 2012 liabilities.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in its income tax expense. At September 30, 2012 and December 31, 2011, the Company had approximately $4,119 and $3,420, respectively, accrued for interest and penalties related to unrecognized tax benefits, net of federal tax benefits.

12. Acquisitions

Acquisition of HealthCare Partners Holdings, LLC

On May 20, 2012, the Company entered into a definitive merger agreement to acquire HCP, one of the country’s largest operators of medical groups and physician networks. HCP is a patient- and physician-focused integrated health care delivery and management company providing coordinated, outcomes-based medical care in a cost-effective manner. For the year ended December 31, 2011, HCP generated approximately $2,400,000 in revenues and approximately $488,000 in operating income.

The total purchase price to be paid by the Company will consist of $3,660,000 in cash and 9,380,312 in actual shares of the Company’s common stock, subject to post-close adjustments. In addition to the total merger

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

consideration payable at close, the Company will pay to the owners of HCP a total of up to $275,000 of additional cash consideration in the form of two separate earn-out payments if certain financial performance targets are achieved by HCP in 2012 and 2013. The Company expects the transaction to close early in November 2012. The Company anticipates that the operating results of HCP will be incorporated into the Company’s consolidated operating results beginning in November 2012.

Dialysis and other acquisitions

During the first nine months of 2012, the Company acquired dialysis businesses consisting of 71 dialysis centers located in the U.S., three dialysis centers located outside the U.S. and one direct primary care business for a total of $419,114 in cash and deferred purchase price obligations totaling $4,137. The assets and liabilities for all acquisitions were recorded at their estimated fair values at the dates of the acquisitions and are included in the Company’s financial statements and operating results from the designated effective dates of the acquisitions.

The following table summarizes the assets acquired and liabilities assumed in these transactions and recognized at their acquisition dates at estimated fair values, as well as the estimated fair value of the noncontrolling interests assumed in these transactions:

Nine months ended September 30, 2012
Tangible assets, principally leasehold improvements and equipment	$35,750
Amortizable intangible and other long-term assets	25,498
Goodwill	379,766
Liabilities assumed	(4,139)
Noncontrolling interests assumed	(13,624)

$423,251

Amortizable intangible assets acquired during the first nine months of 2012 had weighted-average estimated useful lives of 9.6 years. The total amount of goodwill deductible for tax purposes associated with these acquisitions is approximately $358 million.

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

(unaudited)

(dollars and shares in thousands, except per share data)

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

The following is a summary of segment operating revenues, segment operating margin (loss), and a reconciliation of segment operating margin to consolidated income before income taxes:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Segment operating revenues:
Dialysis and related lab services
Patient service operating revenues:
External sources	$1,838,363	$1,669,086	$5,410,200	$4,749,469
Intersegment revenues	4,090	2,937	12,580	7,164

Total dialysis and related lab services patient service operating revenues	1,842,453	1,672,023	5,422,780	4,756,633
Less: Provision for uncollectible accounts related to patient service revenues	(59,803)	(50,039)	(167,227)	(138,520)

Net dialysis and related lab services patient service operating revenues	1,782,650	1,621,984	5,255,553	4,618,113
Other revenues (1)	2,600	2,837	8,358	8,210

Total net dialysis and related lab services operating revenues	1,785,250	1,624,821	5,263,911	4,626,323

Other—Ancillary services and strategic initiatives
Net patient service operating revenues	$4,490	$1,885	$11,899	$5,253
External sources	177,316	134,061	496,111	356,964
Intersegment revenues	2,583	1,334	7,028	4,161

Total ancillary services and strategic initiatives operating revenues	184,389	137,280	515,038	366,378

Total net segment operating revenues	1,969,639	1,762,101	5,778,949	4,992,701
Elimination of intersegment revenues	(6,673)	(4,271)	(19,608)	(11,325)

Consolidated net operating revenues	$1,962,966	$1,757,830	$5,759,341	$4,981,376

Consolidated operating revenues before provision for uncollectible accounts	$2,022,769	$1,807,869	$5,926,568	$5,119,896

Segment operating margin (loss) (2):
Dialysis and related lab services	$361,170	$332,287	$1,001,844	$871,999
Other—Ancillary services and strategic initiatives	(11,527)	(2,861)	(48,069)	(41,492)

Total segment margin	349,643	329,426	953,775	830,507

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Reconciliation of segment operating margin to consolidated income before income taxes:
Stock-based compensation	(10,513)	(13,333)	(34,857)	(36,392)
Other corporate-level general and administrative expenses	(1,335)	—	(17,771)	—
Equity investment income	3,064	2,619	8,314	6,555

Consolidated operating income	340,859	318,712	909,461	800,670
Debt expense	(70,494)	(60,848)	(192,584)	(179,340)
Other income	819	798	2,698	2,195

Consolidated income from continuing operations before income taxes	$271,184	$258,662	$719,575	$623,525

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

Depreciation and amortization expense for the dialysis and related lab services for the three and nine months ended September 30, 2012 was $78,318 and $227,608, respectively, and was $2,268 and $6,760, respectively, for the ancillary services and strategic initiatives.

Depreciation and amortization expense for the dialysis and related lab services for the three and nine months ended September 30, 2011 was $65,894 and $188,585, respectively, and was $1,664 and $5,056, respectively, for the ancillary services and strategic initiatives.

Summary of assets by segment is as follows:

	September 30, 2012	December 31, 2011
Segment assets
Dialysis and related lab services	$10,471,586	$8,588,671
Other—Ancillary services and strategic initiatives	323,821	276,176
Equity investments	28,705	27,325

Consolidated assets	$10,824,112	$8,892,172

For the three and nine months ended September 30, 2012, the total amount of expenditures for property and equipment excluding capital leases for the dialysis and related lab services were $124,554 and $362,393, respectively, and were $3,887 and $16,556, respectively, for the ancillary services and strategic initiatives.

For the three and nine months ended September 30, 2011, the total amount of expenditures for property and equipment, excluding capital leases, for the dialysis and related lab services were $93,232 and $244,654, respectively, and were $3,718 and $7,225, respectively, for the ancillary services and strategic initiatives.

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

As of September 30, 2012, there was $5,215,026 and $109,934 of goodwill associated with the dialysis and related lab services business and the ancillary services and strategic initiatives, respectively.

As of December 31, 2011, there was $4,865,864 and $81,112 of goodwill associated with the dialysis and related lab services business and the ancillary services and strategic initiatives, respectively.

14. Changes in DaVita Inc.’s ownership interest in consolidated subsidiaries

The effects of changes in DaVita Inc.’s ownership interest on the Company’s equity are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net income attributable to DaVita Inc.	$144,721	$135,361	$380,178	$329,878

(Decrease) increase in paid-in capital for sales of noncontrolling interests	(55)	69	(62)	238
Decrease in paid-in capital for the purchase of noncontrolling interests	(3,034)	(248)	(10,703)	(6,049)

Net transfer to noncontrolling interests	(3,089)	(179)	(10,765)	(5,811)

Change from net income attributable to DaVita Inc. and transfers to noncontrolling interests	$141,632	$135,182	$369,413	$324,067

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

Accordingly, as the primary beneficiary the Company bears the majority of the risks and rewards attendant to their ownership. The Company consolidates these VIEs as their primary beneficiary. Total assets of these

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

consolidated operating VIEs were approximately $21,000 and their liabilities to unrelated third parties were approximately $18,000 at September 30, 2012.

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

(unaudited)

(dollars and shares in thousands, except per share data)

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

17. Condensed consolidating financial statements

The following information is presented in accordance with Rule 3-10 of Regulation S-X. The operating and investing activities of the separate legal entities included in the Company’s consolidated financial statements are fully interdependent and integrated. Revenues and operating expenses of the separate legal entities include intercompany charges for management and other administrative services. The Company issued senior notes on October 20, 2010 and on August 28, 2012, which are guaranteed by substantially all of its direct and indirect domestic wholly-owned subsidiaries. Each of the guarantor subsidiaries has guaranteed the notes on a joint and several basis. However, the guarantor subsidiaries can be released from their obligations in the event of a sale or other disposition of all or substantially all of the assets of such subsidiary, if such subsidiary guarantor is designated as an unrestricted subsidiary or otherwise ceases to be a restricted subsidiary, and if such subsidiary guarantor no longer guaranties any other indebtedness of the Company. Non-wholly-owned subsidiaries, certain wholly-owned subsidiaries, foreign subsidiaries, joint ventures, partnerships and third parties are not guarantors of these obligations.

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

Condensed Consolidating Statements of Income

For the three months ended September 30, 2012	DaVita Inc.	Guarantor subsidiaries	Non-Guarantor subsidiaries	Consolidating adjustments	Consolidated total
Dialysis patient service operating revenues	$—	$1,349,105	$506,837	$(17,579)	$1,838,363
Less: Provision for uncollectible accounts	—	(37,798)	(22,005)	—	(59,803)

Net patient service operating revenues	—	1,311,307	484,832	(17,579)	1,778,560
Other revenues	130,059	173,117	23,690	(142,460)	184,406

Total net operating revenues	130,059	1,484,424	508,522	(160,039)	1,962,966
Operating expenses	83,227	1,293,491	405,428	(160,039)	1,622,107

Operating income	46,832	190,933	103,094	—	340,859
Debt (expense)	(70,829)	(51,098)	(6,458)	57,891	(70,494)
Other income	57,840	617	253	(57,891)	819
Income tax expense	13,750	78,517	6,367	—	98,634
Equity earnings in subsidiaries	124,628	62,786	—	(187,414)	—

Income from continuing operations	144,721	124,721	90,522	(187,414)	172,550
Discontinued operations	—	—	—	—	—

Net income	144,721	124,721	90,522	(187,414)	172,550
Less: Net income attributable to noncontrolling interests	—	—	—	(27,829)	(27,829)

Net income attributable to DaVita Inc.	$144,721	$124,721	$90,522	$(215,243)	$144,721

For the three months ended September 30, 2011
Dialysis patient service operating revenues	$—	$1,302,690	$379,777	$(13,381)	$1,669,086
Less: Provision for uncollectible accounts	—	(41,241)	(8,798)	—	(50,039)

Net patient service operating revenues	—	1,261,449	370,979	(13,381)	1,619,047
Other revenues	116,752	129,989	17,587	(125,545)	138,783

Total net operating revenues	116,752	1,391,438	388,566	(138,926)	1,757,830
Operating expenses	83,459	1,204,382	290,203	(138,926)	1,439,118

Operating income	33,293	187,056	98,363	—	318,712
Debt (expense)	(61,123)	(57,129)	(598)	58,002	(60,848)
Other income	58,073	596	131	(58,002)	798
Income tax expense	12,303	85,110	(3,209)	—	94,204
Equity earnings in subsidiaries	117,421	75,400	—	(192,821)	—

Income from continuing operations	135,361	120,813	101,105	(192,821)	164,458
Discontinued operations	—	(3,431)	819	—	(2,612)

Net income	135,361	117,382	101,924	(192,821)	161,846
Less: Net income attributable to noncontrolling interests	—	—	—	(26,485)	(26,485)

Net income attributable to DaVita Inc.	$135,361	$117,382	$101,924	$(219,306)	$135,361

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

Condensed Consolidating Statements of Income (continued)

For the nine months ended September 30, 2012	DaVita Inc.	Guarantor subsidiaries	Non-Guarantor subsidiaries	Consolidating adjustments	Consolidated total
Dialysis patient service operating revenues	$—	$4,022,250	$1,438,496	$(50,546)	$5,410,200
Less: Provision for uncollectible accounts	—	(84,762)	(82,465)	—	(167,227)

Net patient service operating revenues	—	3,937,488	1,356,031	(50,546)	5,242,973
Other revenues	381,069	483,551	69,626	(417,878)	516,368

Total net operating revenues	381,069	4,421,039	1,425,657	(468,424)	5,759,341
Operating expenses	269,394	3,880,256	1,168,654	(468,424)	4,849,880

Operating income	111,675	540,783	257,003	—	909,461
Debt (expense)	(194,697)	(152,939)	(19,466)	174,518	(192,584)
Other income	174,380	1,942	894	(174,518)	2,698
Income tax expense	37,274	223,309	1,555	—	262,138
Equity earnings in subsidiaries	326,094	159,719	—	(485,813)	—

Income from continuing operations	380,178	326,196	236,876	(485,813)	457,437
Discontinued operations	—	—	—	—	—

Net income	380,178	326,196	236,876	(485,813)	457,437
Less: Net income attributable to noncontrolling interests	—	—	—	(77,259)	(77,259)

Net income attributable to DaVita Inc.	$380,178	$326,196	$236,876	$(563,072)	$380,178

For the nine months ended September 30, 2011
Dialysis patient service operating revenues	$—	$3,753,014	$1,032,159	$(35,704)	$4,749,469
Less: Provision for uncollectible accounts	—	(91,776)	(46,744)	—	(138,520)

Net patient service operating revenues	—	3,661,238	985,415	(35,704)	4,610,949
Other revenues	335,255	345,692	50,540	(361,060)	370,427

Total net operating revenues	335,255	4,006,930	1,035,955	(396,764)	4,981,376
Operating expenses	223,299	3,504,338	849,833	(396,764)	4,180,706

Operating income	111,956	502,592	186,122	—	800,670
Debt (expense)	(180,428)	(168,189)	(1,161)	170,438	(179,340)
Other income	171,046	1,094	493	(170,438)	2,195
Income tax expense	41,235	183,418	(619)	—	224,034
Equity earnings in subsidiaries	268,539	144,377	—	(412,916)	—

Income from continuing operations	329,878	296,456	186,073	(412,916)	399,491
Discontinued operations	—	(3,321)	1,093	—	(2,228)

Net income	329,878	293,135	187,166	(412,916)	397,263
Less: Net income attributable to noncontrolling interests	—	—	—	(67,385)	(67,385)

Net income attributable to DaVita Inc.	$329,878	$293,135	$187,166	$(480,301)	$329,878

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

Condensed Consolidating Statements of Comprehensive Income

For the three months ended September 30, 2012	DaVita Inc.	Guarantor subsidiaries	Non-Guarantor subsidiaries	Consolidating adjustments	Consolidated total
Net income	$144,721	$124,721	$90,522	$(187,414)	$172,550
Other comprehensive income	1,099	—	—	—	1,099

Total comprehensive income	145,820	124,721	90,522	(187,414)	173,649
Less: comprehensive income attributable to the noncontrolling interests	—	—	—	(27,829)	(27,829)

Comprehensive income attributable to DaVita Inc.	$145,820	$124,721	$90,522	$(215,243)	$145,820

For the nine months ended September 30, 2012
Net income	$380,178	$326,196	$236,876	$(485,813)	$457,437
Other comprehensive income	1,201	—	—	—	1,201

Total comprehensive income	381,379	326,196	236,876	(485,813)	458,638
Less: comprehensive income attributable to the noncontrolling interests	—	—	—	(77,259)	(77,259)

Comprehensive income attributable to DaVita Inc.	$381,379	$326,196	$236,876	$(563,072)	$381,379

For the three months ended September 30, 2011
Net income	$135,361	$117,382	$101,924	$(192,821)	$161,846
Other comprehensive loss	(9,069)	—	—	—	(9,069)

Total comprehensive income	126,292	117,382	101,924	(192,821)	152,777
Less: comprehensive income attributable to the noncontrolling interests	—	—	—	(26,485)	(26,485)

Comprehensive income attributable to DaVita Inc.	$126,292	$117,382	$101,924	$(219,306)	$126,292

For the nine months ended September 30, 2011
Net income	$329,878	$293,135	$187,166	$(412,916)	$397,263
Other comprehensive loss	(21,359)	—	—	—	(21,359)

Total comprehensive income	308,519	293,135	187,166	(412,916)	375,904
Less: comprehensive income attributable to the noncontrolling interests	—	—	—	(67,385)	(67,385)

Comprehensive income attributable to DaVita Inc.	$308,519	$293,135	$187,166	$(480,301)	$308,519

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

Condensed Consolidating Balance Sheets

As of September 30, 2012	DaVita Inc.	Guarantor subsidiaries	Non-Guarantor subsidiaries	Consolidating adjustments	Consolidated total
Cash and cash equivalents	$359,835	$—	$22,359	$—	$382,194
Accounts receivable, net	—	957,298	290,752	—	1,248,050
Other current assets	9,127	612,119	74,184	—	695,430

Total current assets	368,962	1,569,417	387,295	—	2,325,674
Property and equipment, net	128,883	1,074,675	451,099	—	1,654,657
Amortizable intangibles, net	64,948	98,199	14,395	—	177,542
Investments in subsidiaries	7,254,183	1,242,178	—	(8,496,361)	—
Intercompany receivables	—	714,101	361,830	(1,075,931)	—
Other long-term assets and investments	1,282,275	55,047	3,957	—	1,341,279
Goodwill	—	4,173,048	1,151,912	—	5,324,960

Total assets	$9,099,251	$8,926,665	$2,370,488	$(9,572,292)	$10,824,112

Current liabilities	$153,435	$1,065,787	$117,615	$—	$1,336,837
Intercompany payables	528,956	—	546,975	(1,075,931)	—
Long-term debt and other long-term liabilities	5,523,683	663,183	80,004	—	6,266,870
Noncontrolling interests subject to put provisions	355,756	—	—	194,264	550,020
Total DaVita Inc. shareholders’ equity	2,537,421	7,197,695	1,298,666	(8,496,361)	2,537,421
Noncontrolling interests not subject to put provisions	—	—	327,228	(194,264)	132,964

Total equity	2,537,421	7,197,695	1,625,894	(8,690,625)	2,670,385

Total liabilities and equity	$9,099,251	$8,926,665	$2,370,488	$(9,572,292)	$10,824,112

As of December 31, 2011
Cash and cash equivalents	$365,276	$—	$28,476	$—	$393,752
Accounts receivable, net	—	926,041	269,122	—	1,195,163
Other current assets	14,665	598,721	79,307	—	692,693

Total current assets	379,941	1,524,762	376,905	—	2,281,608
Property and equipment, net	78,038	971,867	382,746	—	1,432,651
Amortizable intangibles, net	53,276	95,900	10,315	—	159,491
Investments in subsidiaries	6,696,039	1,089,920	—	(7,785,959)	—
Intercompany receivables	—	472,200	253,447	(725,647)	—
Other long-term assets and investments	11,388	56,134	3,924	—	71,446
Goodwill	—	3,903,542	1,043,434	—	4,946,976

Total assets	$7,218,682	$8,114,325	$2,070,771	$(8,511,606)	$8,892,172

Current liabilities	$148,994	$889,172	$114,950	$—	$1,153,116
Intercompany payables	271,890	—	453,757	(725,647)	—
Long-term debt and other long-term liabilities	4,351,346	585,675	55,694	—	4,992,715
Noncontrolling interests subject to put provisions	305,377	—	—	172,839	478,216
Total DaVita Inc. shareholders’ equity	2,141,075	6,639,478	1,146,481	(7,785,959)	2,141,075
Noncontrolling interests not subject to put provisions	—	—	299,889	(172,839)	127,050

Total equity	2,141,075	6,639,478	1,446,370	(7,958,798)	2,268,125

Total liabilities and equity	$7,218,682	$8,114,325	$2,070,771	$(8,511,606)	$8,892,172

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

Condensed Consolidating Statements of Cash Flows

For the nine months ended September 30, 2012	DaVita Inc.	Guarantor subsidiaries	Non-Guarantor subsidiaries	Consolidating adjustments	Consolidated total
Cash flows from operating activities:
Net income	$380,178	$326,196	$236,876	$(485,813)	$457,437
Changes in operating assets and liabilities and non-cash items included in net income	(345,397)	256,045	46,715	485,813	443,176

Net cash provided by operating activities	34,781	582,241	283,591	—	900,613

Cash flows from investing activities:
Additions of property and equipment, net	(54,952)	(200,547)	(123,450)	—	(378,949)
Acquisitions	—	(373,386)	(45,728)	—	(419,114)
Proceeds from asset sales	—	2,118	—	—	2,118
Proceeds from investment sales and other items	3,328	(1,274)	7,134	—	9,188

Net cash used in investing activities	(51,624)	(573,089)	(162,044)	—	(786,757)

Cash flows from financing activities:
Long-term debt and related financing costs, net	1,175,896	(15,059)	9,261	—	1,170,098
Intercompany borrowing	56,521	17,837	(74,358)	—	—
Other items	(1,221,015)	(11,930)	(62,610)	—	(1,295,555)

Net cash provided by (used in) financing activities	11,402	(9,152)	(127,707)	—	(125,457)
Effect of exchange rate changes on cash	—	—	43	—	43

Net decrease in cash and cash equivalents	(5,441)	—	(6,117)	—	(11,558)
Cash and cash equivalents at beginning of period	365,276	—	28,476	—	393,752

Cash and cash equivalents at end of period	$359,835	$—	$22,359	$—	$382,194

For the nine months ended September 30, 2011
Cash flows from operating activities:
Net income	$329,878	$293,135	$187,166	$(412,916)	$397,263
Changes in operating assets and liabilities and non-cash items included in net income	(116,688)	355,867	(19,971)	412,916	632,124

Net cash provided by operating activities	213,190	649,002	167,195	—	1,029,387

Cash flows from investing activities:
Additions of property and equipment, net	(34,061)	(147,392)	(70,426)	—	(251,879)
Acquisitions	—	(927,124)	—	—	(927,124)
Proceeds from asset sales	—	51,623	—	—	51,623
Proceeds from investment sales and other items	(970)	343	(5,000)	—	(5,627)

Net cash used in investing activities	(35,031)	(1,022,550)	(75,426)	—	(1,133,007)

Cash flows from financing activities:
Long-term debt and related financing costs, net	96,233	13,493	28,048	—	137,774
Intercompany borrowing	(316,622)	366,570	(49,948)	—	—
Other items	(293,921)	(6,515)	(52,629)	—	(353,065)

Net cash (used in) provided by financing activities	(514,310)	373,548	(74,529)	—	(215,291)

Net (decrease) increase in cash and cash equivalents	(336,151)	—	17,240	—	(318,911)
Cash and cash equivalents at beginning of period	856,803	—	3,314	—	860,117

Cash and cash equivalents at end of period	$520,652	$—	$20,554	$—	$541,206

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. All statements that do not concern historical facts are forward-looking statements and include, among other things, statements about our expectations, beliefs, intentions and/or strategies for the future. These forward-looking statements include statements regarding our future operations, financial condition and prospects, expectations for treatment growth rates, revenue per treatment, expense growth, levels of the provision for uncollectible accounts receivable, operating income, cash flow, operating cash flow, estimated tax rates, capital expenditures, the development of new centers and center acquisitions, government and commercial payment rates, revenue estimating risk and the impact of our related level of indebtedness on our financial performance, including earnings per share and the anticipated timing of the closing of the HCP acquisition and incorporation of HCP’s operating results into the Company’s consolidated operating results. These statements involve substantial known and unknown risks and uncertainties that could cause our actual results to differ materially from those described in the forward-looking statements, including, but not limited to, risks resulting from the concentration of profits generated from commercial payor plans, continued downward pressure on average realized payment rates from commercial payors, which may result in the loss of revenues or patients, a reduction in the number of patients under higher-paying commercial plans, a reduction in government payment rates under the Medicare End Stage Renal Disease program or other government-based programs, the impact of health care reform legislation that was enacted in the United States in March 2010, changes in pharmaceutical or anemia management practice patterns, payment policies, or pharmaceutical pricing, our ability to maintain contracts with physician medical directors, legal compliance risks, including our continued compliance with complex government regulations, current or potential investigations by various government entities and related government or private-party proceedings, continued increased competition from large and medium-sized dialysis providers that compete directly with us, the emergence of new models of care introduced by the government or private sector, such as accountable care organizations, independent practice association and integrated delivery systems, and changing affiliation models for physicians plans, such as employment by hospitals, that may erode our patient base and reimbursement rates, our ability to complete any acquisitions or mergers, including the consummation of the HCP transaction, dispositions that we might be considering or announce, or to integrate and successfully operate any business we may acquire, including the HCP business, or to expand our operations and services to markets outside the United States, or to businesses outside of dialysis, variability of DaVita’s cash flows, risks arising from the use of accounting estimates in our financial statements, loss of key HCP employees following the HCP transaction, potential disruption from the HCP transaction making it more difficult to maintain business and operational relationships with customers, partners, affiliated physicians and physician groups and others, the risk that the cost of providing services under HCP’s agreements will exceed HCP’s compensation, the risk that laws regulating the corporate practice of medicine could restrict the manner in which HCP conducts its business, the risk that reductions in reimbursement rates and future regulations may negatively impact HCP’s business, revenue and profitability, the risk that HCP may not be able to successfully establish a presence in new geographic regions, the risk that reductions in the quality ratings of health maintenance organization plan customers of HCP could have an adverse effect on HCP’s business, the fact that HCP faces certain competitive threats that could reduce its profitability, or the risk that a disruption in HCP’s healthcare provider networks could have an adverse effect on HCP’s operations and profitability, and the other risk factors set forth in Part II, Item 1A. of this Quarterly Report on Form 10-Q. We base our forward-looking statements on information currently available to us, and we undertake no obligation to update or revise any forward-looking statements, whether as a result of changes in underlying factors, new information, future events or otherwise.

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

Our consolidated operating results for the third quarter of 2012 compared with the prior sequential quarter and the same quarter of 2011 as well as the nine months ended September 30, 2012 compared to the same periods in 2011 were as follows:

	Three months ended									Nine months ended
	September 30, 2012			June 30, 2012			September 30, 2011			September 30, 2012			September 30, 2011
	(dollar amounts rounded to nearest million)
Total net operating revenues	$1,963			$1,930			$1,758			$5,759			$4,981
Add: Provision for uncollectible accounts related to patient service revenues	60			54			50			167			139

Consolidated operating revenues	$2,023	100%		$1,984	100%		$1,808	100%		$5,927	100%		$5,120	100%

Patient service operating revenues	$1,839			$1,809			$1,669			$5,411			$4,749
Less: Provision for uncollectible accounts related to patient service revenues	(60)	3%		(54)	3%		(50)	3%		(167)	3%		(139)	3%

Net patient service operating revenues	1,779			1,755			1,619			5,243			4,610
Other revenues	184			175			139			517			371

Total net operating revenues	1,963			1,930			1,758			5,759			4,981

Operating expenses and charges:
Patient care costs	1,341	66%		1,312	66%		1,190	66%		3,916	66%		3,467	68%
General and administrative	201	10%		215	11%		183	10%		623	11%		498	10%
Depreciation and amortization	81	4%		78	4%		68	4%		234	4%		194	4%
Provision for uncollectible accounts	2	—		2	—		2	—		6	—		5	—
Goodwill impairment charge	—	—		—	—		—	—		—	—		24	—
Equity investment income	(3)	—		(3)	—		(3)	—		(8)	—		(7)	—
Legal proceeding contingency accrual and related expenses	—	—		78	4%		—	—		78	1%		—	—

Total operating expenses and charges	1,622	83	%(1)	1,682	87	%(1)	1,439	82	%(1)	4,850	85	%(1)	4,181	84	%(1)

Operating income	$341	17%		$248	13%		$319	18%		$909	15%		$801	16%

(1)	The percentages include total operating expenses and charges and the provision for uncollectible accounts related to patient service revenues.

The following table summarizes consolidated net operating revenues for our U.S. dialysis and related lab services segment as well as our other ancillary services and strategic initiatives:

	Three months ended			Nine months ended
	September 30, 2012	June 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(dollar amounts rounded to nearest million)
Dialysis and related lab services patient service operating revenues	$1,842	$1,813	$1,672	$5,423	$4,757
Less: Provision for uncollectible accounts related to patient service revenues	(60)	(54)	(50)	(167)	(139)

Dialysis and related lab services net patient service operating revenues	$1,782	$1,759	$1,622	$5,256	$4,618
Other revenues	3	3	3	8	8

Total net dialysis and related lab services operating revenues	1,785	1,762	1,625	5,264	4,626
Other—Ancillary services and strategic initiatives	180	170	135	503	361
Other—Ancillary services and strategic initiatives net patient service operating revenues	5	5	2	12	5

Total net segment operating revenues	1,970	1,937	1,762	5,779	4,992
Elimination of intersegment revenues	(7)	(7)	(4)	(20)	(11)

Consolidated net operating revenues	$1,963	$1,930	$1,758	$5,759	$4,981

Consolidated operating revenues	$2,023	$1,984	$1,808	$5,927	$5,120

The following table summarizes consolidated operating income and adjusted consolidated operating income:

	Three months ended			Nine months ended
	September 30, 2012	June 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(dollar amounts rounded to nearest million)
Dialysis and related lab services	$361	$286	$333	$1,002	$872
Other—Ancillary services and strategic initiatives	(11)	(19)	(3)	(48)	(42)

Total segment operating income	350	267	330	954	830
Reconciling items:
Stock-based compensation	(11)	(12)	(13)	(35)	(36)
Other corporate general and administrative expenses	(1)	(10)	—	(18)	—
Equity investment income	3	3	2	8	7

Consolidated operating income	341	248	319	909	801
Reconciliation of non-GAAP measure:
Add:
Legal proceeding contingency accrual and related expenses	—	78	—	78	—
Goodwill impairment charge	—	—	—	—	24

Adjusted consolidated operating income (1)	$341	$326	$319	$987	$825

(1)

For the three months ended June 30, 2012 and nine months ended September 30, 2012, we have excluded a legal proceeding contingency accrual and related expenses from operating expenses and operating income. In addition, for the nine months ended September 30, 2011, we have excluded a non-cash goodwill impairment charge from operating expenses and operating income. These are non-GAAP measures and are not intended as substitutes for the GAAP equivalent measures. We have presented these adjusted amounts because management believes that these presentations enhance a user’s understanding of our normal consolidated operating income by excluding an unusual charge for a legal proceeding contingency accrual and related expenses that resulted from an agreement we reached in principle to settle the Woodard Private Civil Suit (see Note 7 to the condensed consolidated financial statements) and a non-cash goodwill impairment charge that resulted from a decrease in the implied fair value of goodwill below its carrying amount associated with HomeChoice Partners, which provides infusion therapy services, during the second quarter of 2011, and therefore these adjusted consolidated operating income amounts are meaningful and comparable to our prior period results and indicative of our normal consolidated operating income.

Consolidated operating revenues

Consolidated operating revenues for the third quarter of 2012 increased by approximately $39 million, or approximately 2.0%, as compared to the second quarter of 2012. The increase in consolidated operating revenues was primarily due to an increase in dialysis and related lab services operating revenues of approximately $29 million, principally due to volume growth from additional treatments from non-acquired growth and acquisitions, partially offset by a decline in our average dialysis revenue per treatment of approximately $1 in the third quarter of 2012 as compared to the second quarter of 2012. The increase in the consolidated operating revenues was also due to an increase of approximately $10 million in the ancillary services and strategic initiatives revenues primarily from growth in our pharmacy services.

Consolidated operating revenues for the third quarter of 2012 increased by approximately $215 million, or approximately 11.9%, as compared to the third quarter of 2011. The increase in consolidated operating revenues was primarily due to an increase in dialysis and related lab services operating revenues of approximately $170 million, principally due to strong volume growth from additional treatments from non-acquired treatment growth in existing and new centers and growth through acquisitions, even with one fewer treatment day in the third quarter of 2012, partially offset by a decrease in the average dialysis revenue per treatment of approximately $2. The increase in consolidated operating revenues was also due to an increase of approximately $48 million in the ancillary services and strategic initiatives revenues primarily from growth in our pharmacy services.

Consolidated operating revenues for the nine months ended September 30, 2012 increased by approximately $807 million, or approximately 15.8%, as compared to the same period in 2011. The increase in consolidated operating revenues was primarily due to an increase in dialysis and related lab services operating revenues of approximately $666 million, principally due to strong volume growth from additional treatments from non-acquired treatment growth in existing and new centers and growth through acquisitions. The increase in consolidated operating revenues was also due to an increase of approximately $1 in the average dialysis revenue per treatment and from an increase of approximately $149 million in the ancillary services and strategic initiatives revenues primarily from growth in our pharmacy services.

Consolidated operating income

Consolidated operating income for the third quarter of 2012 increased by approximately $93 million, or approximately 37.5%, as compared to the second quarter of 2012, including the legal proceeding contingency accrual and related expenses of approximately $78 million. Excluding this item from the second quarter of 2012, adjusted consolidated operating income would have increased by $15 million. The increase in adjusted operating income was primarily due to volume growth in the number of treatments, lower transaction expenses associated with the proposed acquisition of HCP, lower professional fees for legal and compliance matters, the timing of expenditures associated with our annual leadership meeting that occurred in the second quarter of 2012 and lower operating losses associated with our ancillary services and strategic initiatives. Consolidated income was negatively impacted by an increase in labor and benefit costs, an increase in other operating costs associated with our dialysis centers, a slight decline in productivity and a decrease of $1 in the average dialysis revenue per treatment.

Consolidated operating income for the third quarter of 2012 increased by approximately $22 million, or approximately 6.9%, as compared to the third quarter of 2011. The increase in operating income was primarily due to strong volume growth from additional treatments from non-acquired treatment growth in existing and new centers and growth through acquisitions. In addition, consolidated operating income also increased as a result of overall lower pharmaceutical costs mainly from a decline in the intensities of physician-prescribed pharmaceuticals, improvements in productivity and lower transaction and integration costs associated with the acquisition of DSI Renal Inc. (DSI) that occurred in the third quarter of 2011. Consolidated operating income for the third quarter of 2012 was impacted by one fewer treatment day in the third quarter of 2012, as compared to the third quarter of 2011, and was negatively impacted by a decrease of $2 in the average dialysis revenue per treatment, higher labor and related payroll taxes, an increase in our other direct operating expenses associated with our dialysis centers, and an increase in the operating losses associated with our ancillary services and strategic initiatives.

Consolidated operating income for the nine months ended September 30, 2012 increased by approximately $108 million, or approximately 13.5%, as compared to the same period in 2011, including the legal proceeding contingency accrual and related expenses of $78 million for the nine months ended September 30, 2012 and the $24 million goodwill impairment charge for the nine months ended September 30, 2011. Excluding these items from their respective periods, adjusted consolidated operating income would have increased by $162 million. The increase in adjusted operating income was primarily due to strong volume growth from additional treatments as a result of non-acquired growth in existing and new centers, growth through acquisitions as well as from an increase in the average dialysis revenue per treatment of approximately $1, as described below. In addition, consolidated operating income also increased as a result of overall lower pharmaceutical costs mainly from a decline in the intensities of physician-prescribed pharmaceuticals, improvements in productivity and lower transaction and integration costs associated with the acquisition of DSI. Consolidated operating income for the nine months ended September 30, 2012 was negatively impacted by higher labor and related payroll taxes, higher benefit costs, an increase in our professional fees for legal and compliance matters, an increase in our other direct operating expenses associated with our dialysis centers, an increase in acquisition-related transaction expenses related to the proposed acquisition of HCP and an increase in the operating losses associated with our ancillary services and strategic initiatives.

Operating segments

U.S. dialysis and related lab services

	Three months ended			Nine months ended
	September 30, 2012	June 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(dollar amounts rounded to nearest million, except per treatment data)
Net operating revenues	$1,785	$1,762	$1,625	$5,264	$4,626
Add: Provision for uncollectible accounts	60	54	50	167	139

Dialysis and related lab services operating revenues	$1,845	$1,816	$1,675	$5,431	$4,765

Patient service operating revenues	$1,842	$1,813	$1,672	$5,423	$4,757
Less: Provision for uncollectible accounts related to patient service revenues	(60)	(54)	(50)	(167)	(139)

Net patient service operating revenues	1,782	1,759	1,622	5,256	4,618
Other revenues	3	3	3	8	8

Total net operating revenues	$1,785	$1,762	$1,625	$5,264	$4,626

Segment operating income	$361	$286	$333	$1,002	$872

Dialysis treatments	5,550,645	5,451,901	5,008,094	16,316,821	14,372,305
Average dialysis treatments per treatment day	71,162	69,896	63,394	69,730	61,420
Average dialysis revenue per treatment (including lab services)	$332	$333	$334	$332	$331

Operating revenues

Dialysis and related lab services’ operating revenues for the third quarter of 2012 increased by approximately $29 million, or approximately 1.6%, as compared to the second quarter of 2012. The increase in operating revenues was primarily due to an increase in the number of treatments as a result of non-acquired treatment growth in existing and new centers and from growth through acquisitions, partially offset by a decrease of $1 in the average dialysis revenue per treatment. The decrease in the average dialysis revenue in the third quarter of 2012 as compared to the second quarter of 2012 was primarily due to a decline in commercial payor mix.

Dialysis and related lab services’ operating revenues for the third quarter of 2012 increased by approximately $170 million, or approximately 10.1%, as compared to the third quarter of 2011. The increase in operating revenues in the third quarter of 2012 was principally due to strong volume growth from additional treatments, even with one fewer treatment day in the third quarter of 2012, partially offset by a $2 decline in the average dialysis revenue per treatment. The increase in the number of treatments was primarily attributable to non-acquired treatment growth at existing and new centers and growth through acquisitions. The decrease in the average dialysis revenue per treatment was primarily due to a decline in our commercial payor mix and a decline in the intensities of physician-prescribed pharmaceuticals partially offset by an increase in our Medicare reimbursements and an increase in some of our commercial payment rates.

Dialysis and related lab services’ operating revenues for the nine months ended September 30, 2012, increased by approximately $666 million, or approximately 14.0%, as compared to the same period in 2011. The increase in the dialysis and related lab services’ operating revenues was principally due to strong volume growth from additional treatments of approximately 13.5%, and an increase in the average dialysis revenue per treatment of approximately $1. The increase in the number of treatments was primarily attributable to non-acquired treatment growth at existing and new centers and growth through acquisitions. The increase in the average dialysis revenue per treatment was primarily due to an increase in our Medicare reimbursements and an increase in some of our commercial payment rates, partially offset by a decline in our commercial payor mix and a decline in the intensities of physician-prescribed pharmaceuticals.

Operating expenses and charges

Patient care costs. Dialysis and related lab services’ patient care costs on a per treatment basis for the third quarter of 2012 were flat as compared to the second quarter of 2012. Dialysis and related lab services’ patient care costs per treatment increased primarily due to higher labor and benefit costs, a slight decline in productivity and an increase in other direct expenses associated with operating our dialysis centers, however, there was an offsetting decrease due to lower payroll taxes, lower pharmaceutical costs mainly from a decline in the intensities of physician-prescribed pharmaceuticals and a decrease in expenses attributable to our annual leadership meeting that occurred in the second quarter of 2012.

Dialysis and related lab services’ patient care costs on a per treatment basis for the third quarter of 2012 decreased by approximately $2 as compared to the third quarter of 2011. The decrease was primarily attributable to overall lower pharmaceutical costs mainly from a decline in the intensities of physician-prescribed pharmaceuticals, improvements in productivity and lower benefit costs, partially offset by higher labor costs and an increase in our other direct operating expenses associated with our dialysis centers.

Dialysis and related lab services’ patient care costs on a per treatment basis for the nine months ended September 30, 2012, decreased by approximately $7 as compared to the same period in 2011. The decrease was primarily attributable to lower pharmaceutical costs mainly from a decline in the intensities of physician-prescribed pharmaceuticals and improvements in productivity, partially offset by higher labor costs.

General and administrative expenses. Dialysis and related lab services’ general and administrative expenses of approximately $158 million increased by approximately $1 million in the third quarter of 2012 as compared to the second quarter of 2012. The increase was primarily due to higher labor and benefit costs, partially offset by lower professional fees for legal and compliance matters and lower integration costs associated with the acquisition of DSI.

Dialysis and related lab services’ general and administrative expenses for the third quarter of 2012 increased by approximately $12 million as compared to the third quarter of 2011. The increase was primarily due to higher labor costs, partially offset by lower transaction and integration costs associated with the acquisition of DSI.

Dialysis and related lab services’ general and administrative expenses for the nine months ended September 30, 2012 increased by approximately $80 million as compared to the same period in 2011. The increase was primarily due to higher labor and benefit costs and an increase in professional fees in conjunction with legal and compliance matters, partially offset by lower transaction and integration costs associated with the acquisition of DSI. Dialysis and related lab services general and administrative expenses, as a percentage of dialysis and related lab services’ revenue, was 8.6% for the third quarter of 2012, 8.6% for the second quarter of 2012 and 8.8% for the third quarter of 2011.

Depreciation and amortization. Depreciation and amortization for dialysis and related lab services was approximately $78 million for the third quarter of 2012, $76 million for the second quarter of 2012 and $66 million for the third quarter of 2011. The increases in depreciation and amortization in the third quarter of 2012, as compared to both the second quarter of 2012 and the third quarter of 2011, was primarily due to growth in newly developed centers and from acquired centers, as well as additional depreciation expense associated with the opening of our new corporate headquarters.

Depreciation and amortization for dialysis and related lab services was approximately $228 million for the nine months ended September 30, 2012, as compared to $189 million for the same period in 2011. The increase was primarily due to the same factors, as described above.

Provision for uncollectible accounts. The provision for uncollectible accounts receivable for dialysis and related lab services was 3.25% for the third quarter of 2012, 3.0% for the second quarter of 2012, and 3.0% for the third quarter of 2011. The increase in the provision for uncollectible accounts in the third quarter of 2012 as compared to both the second quarter of 2012 and the third quarter of 2011 was primarily due to slower collections associated with accounts that are six months and older. We assess our level of the provision for uncollectible accounts based upon our historical cash collection experience and trends, and have and will continue to adjust the provision as necessary as a result of changes in our cash collections.

Legal proceeding contingency accrual and related expenses. We reached an agreement in principle to settle all allegations relating to claims arising out of the previously disclosed litigation filed in 2002 in the U.S. District Court in the Eastern District of Texas. In connection with this settlement we accrued a charge of approximately $78 million in the second quarter of 2012 that consist of $55 million for the settlement plus attorney fees and other related expenses. We expect the settlement will resolve federal program claims regarding EPO that were or could have been raised in the complaint relating to historical EPO practices dating back to 1997. The settlement is subject to certain conditions, such as court approval. Until the conditions and documentation are completed, there can be no assurance that this matter will in fact be resolved pursuant to the terms of the settlement. See Note 7 to the condensed consolidated financial statements for additional details.

Segment operating income

Dialysis and related lab services’ operating income for the third quarter of 2012 increased by approximately $75 million, or approximately 26.2%, as compared to the second quarter of 2012, including the legal proceeding contingency accrual and related expenses of $78 million, as discussed above. Excluding this item from the second quarter of 2012, dialysis and related lab services adjusted operating income would have decreased by $3 million. The decrease in adjusted operating income was primarily due to an increase in labor and benefit costs, a slight decline in productivity and an increase in our other direct expenses associated with operating our dialysis centers, partially offset by strong volume growth, lower payroll taxes, lower professional fees for legal and compliance matters and the timing of expenses associated with our annual leadership meeting that occurred in the second quarter of 2012.

Dialysis and related lab services’ operating income for the third quarter of 2012 increased by approximately $28 million, or approximately 8.4%, as compared to the third quarter of 2011. The increase in operating income was primarily attributable to strong volume growth in revenues from additional treatments as a result of non-acquired treatment growth and growth through acquisitions, even with one fewer treatment day in the third quarter of 2012. Dialysis and related lab services’ operating income also increased as a result of lower overall pharmaceutical costs mainly from a decline in the intensities of physician-prescribed pharmaceuticals, improvements in productivity and lower transaction and integration costs associated with the acquisition of DSI, but was negatively impacted by higher labor costs and related payroll taxes and a decrease of $2 in the average dialysis revenue per treatment.

Dialysis and related lab services’ operating income for the nine months ended September 30, 2012 increased by approximately $130 million, or approximately 14.9%, as compared to the same period in 2011, including the legal proceeding contingency accrual and related expenses of $78 million, as discussed above. Excluding this item, dialysis and related lab services adjusted operating income would have increased by $208 million. The increase in adjusted operating income was primarily attributable to strong volume growth in revenue from additional treatments as a result of non-acquired treatment growth and growth through acquisitions. In addition, operating income also increased as a result of an increase in the average dialysis revenue per treatment of approximately $1, as described above. Dialysis and related lab services was also impacted by the same additional factors discussed above for the third quarter of 2012 as compared to the third quarter of 2011. However, operating income for the nine months ended September 30, 2012 was negatively impacted by an increase in our professional fees for legal and compliance matters as well as an increase in benefit costs.

Other—Ancillary services and strategic initiatives

	Three months ended			Nine months ended
	September 30, 2012	June 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(dollar amounts rounded to nearest million)
U.S. revenues
Net patient service revenues	$2	$2	$2	$6	$5
Other revenues	179	169	135	499	361

Total	181	171	137	505	366
International revenues
Net patient service revenues	3	3	—	6	—
Other revenues	1	1	—	4	—

Total	4	4	—	10	—

Total net operating revenues	$185	$175	$137	$515	$366

Segment operating loss	$(11)	$(19)	$(3)	$(48)	$(42)

Net operating revenues

The ancillary services and strategic initiatives’ net operating revenues for the third quarter of 2012 increased by approximately $10 million as compared to the second quarter of 2012. The increase was primarily due to an increase in revenues in our pharmacy services due to volume growth and an increase in revenues associated with our disease management services.

The ancillary services and strategic initiatives’ net operating revenues for the third quarter of 2012 increased by approximately $48 million, as compared to the third quarter of 2011. The increase was primarily due to volume growth in our pharmacy services, an increase in revenues in our disease management services, along with increases in revenues associated with our infusion therapy services.

The ancillary services and strategic initiatives’ net operating revenues for the nine months ended September 30, 2012, increased by approximately $149 million as compared to the same period in 2011. The increase was primarily due to the same factors as discussed for the increase in the third quarter of 2012 as compared to the third quarter of 2011.

Operating expenses

Ancillary services and strategic initiatives’ operating expenses for the third quarter of 2012 increased by approximately $2 million as compared to the second quarter of 2012. The increase in operating expenses was primarily due to volume growth associated with our pharmacy services, an increase in labor costs, an increase in claims expense in our disease management services, partially offset by lower professional fees associated with our international expansion.

Ancillary services and strategic initiatives’ operating expenses for the third quarter of 2012 increased by approximately $56 million as compared to the third quarter in 2011. The increase in operating expenses was primarily due to volume growth in our pharmacy services, an increase in claims expense, an increase in labor costs and an increase in our professional fees associated with our international expansion.

Ancillary services and strategic initiatives’ operating expenses for the nine months ended September 30, 2012 increased by approximately $155 million as compared to the same period in 2011, which includes the $24 million of goodwill impairment charge recorded in the second quarter of 2011. Excluding this item, ancillary services and strategic initiatives adjusted operating expenses would have increased by approximately $180 million primarily due to the same factors as discussed for the increase in the third quarter of 2012 as compared to the third quarter of 2011.

Segment operating results

Ancillary services and strategic initiatives’ operating losses for the third quarter of 2012 decreased by approximately $8 million as compared to the second quarter of 2012. The decrease in operating losses was primarily due to lower losses associated with our international expansion primarily from a reduction in professional fees and improved performances in our pharmacy services and in our disease management services.

Ancillary services and strategic initiatives’ operating losses for the third quarter of 2012 increased by approximately $8 million, as compared to the third quarter of 2011. The increase in operating losses was primarily due to a decline in operating performance in our disease management services, additional operating losses associated with our new direct primary care services and in our ESRD clinical research programs, as well as additional operating losses associated with our international expansion, primarily from an increase in professional fees.

Ancillary services and strategic initiatives’ operating losses for the nine months ended September 30, 2012 increased by approximately $6 million, as compared to the same period in 2011, which includes the $24 million goodwill impairment charge recorded in the second quarter of 2011. Excluding this item, ancillary services and strategic initiatives adjusted operating losses would have increased by $30 million. The increase in adjusted operating losses was primarily due to the same factors as discussed for the increase in operating losses in the third quarter of 2012 as compared to the third quarter of 2011.

Corporate-level charges

Stock-based compensation. Stock-based compensation of approximately $10.5 million in the third quarter of 2012 decreased from approximately $11.8 million in the second quarter of 2012 and from approximately $13.3 million in the third quarter of 2011. These decreases were primarily due to fewer stock-based awards granted year to date through 2012 than through the same period in 2011.

Other corporate general and administrative expenses. Other corporate general and administrative expenses of $1.3 million decreased by approximately $9 million in the third quarter of 2012 as compared to the second quarter of 2012. The decrease was primarily due to the timing of acquisition related expenses associated with the proposed acquisition of HCP. Other corporate general and administrative expenses increased by $18 million for the nine months ended September 30, 2012 as compared to the same period in 2011, due to the same factors as described above.

Other income. Other income for the third quarter of 2012 was flat compared to the second quarter of 2012 and to the third quarter of 2011.

Debt expense. Debt expense of $70.5 million increased by approximately $9.8 million in the third quarter of 2012 as compared to the second quarter of 2012 and increased by $9.6 million as compared to the third quarter of 2011. The increase in debt expense in the third quarter of 2012 as compared to the second quarter of 2012 was primarily due to the issuance of our New Senior Notes for $1,250 million on August 28, 2012 and certain other fees, partially offset by lower average outstanding principal balances during the quarter. The increase in debt expense in the third quarter of 2012 as compared to the third quarter of 2011was primarily due to the issuance of our New Senior Notes for $1,250 million, certain other fees and additional outstanding borrowings associated with the new Term Loan A-2 which was issued in August 2011 and bears a higher interest rate. Our overall weighted average effective interest rate for the third quarter of 2012 was 5.31% and for the second quarter of 2012 was 5.27%, compared to 5.30% for the third quarter of 2011.

For the nine months ended September 30, 2012, debt expense increased by approximately $13.2 million, as compared to the same period in 2011. The increase was primarily attributable to the same factors that were discussed above for the increase in debt expense for the third quarter of 2012 as compared to the third quarter of 2011.

Equity investment income. Equity investment income was approximately $3.1 million for the third quarter of 2012, as compared to $2.6 million for the second quarter of 2012 and $2.6 million for the third quarter of 2011. The increases in equity income in the third quarter of 2012, as compared to the third quarter of 2011, were primarily due to improvements in the operating performance of certain joint ventures.

Noncontrolling interests

Net income attributable to noncontrolling interests. Net income attributable to noncontrolling interests was $27.8 million for the third quarter of 2012 as compared to $24.7 million for the second quarter of 2012 and $26.5 million for the third quarter of 2011. The increase in net income attributable to noncontrolling interests in the third quarter of 2012 as compared to the third quarter of 2011 was primarily due to an increase in the overall number of joint ventures and an increase in the overall profitability of our dialysis joint ventures.

Accounts receivable

Our accounts receivable balances at September 30, 2012 and June 30, 2012 were $1,248 million and $1,250 million, respectively, which represented approximately 59 days and 60 days of revenue, respectively, which is net of bad debt provision. The decrease in day sales outstanding (DSO), was primarily the result of improved cash collections from Medicare. Our DSO calculation is based on the current quarter’s average revenues per day. There were no significant changes during the third quarter of 2012 from the second quarter of 2012 in the amount of unreserved accounts receivable over one year old or the amounts pending approval from third-party payors.

Outlook

We are updating our operating income guidance for 2012 for our dialysis services and related ancillary businesses to now be in the range of $1,315 million to $1,330 million. Our previous operating income guidance for our dialysis services and related ancillary businesses was in the range of $1,275 million to $1,325 million. Following the expected close of the HCP acquisition in early November 2012, we expect the incremental operating income contribution from HCP to be in the range of $25 million to $30 million per month for the remainder of the year. Our operating income guidance for our dialysis services and related ancillary businesses for 2012 excludes the legal proceeding contingency accrual and related expenses of $78 million and transaction expenses related to the HCP acquisition.

Our consolidated operating income guidance for 2013 is expected to be in the range of $1,750 million to $1,900 million including the operating results of HCP. Our operating income guidance for 2013 for our dialysis services and related ancillary businesses is expected to be in the range of $1,350 million to $1,450 million and our operating income guidance for 2013 for HCP is expected to be in the range of $400 million to $450 million. We also expect our consolidated operating cash flows for 2013 to be in the range of $1,350 million to $1,500 million.

These projections and the underlying assumptions involve significant risks and uncertainties, and actual results may vary significantly from these current projections. These risks and uncertainties, among others, include those relating to the concentration of profits generated from commercial payor plans, continued downward pressure on average realized payment rates from commercial payors, which may result in the loss of revenues or patients, a reduction in the number of patients under higher-paying commercial plans, a reduction in government payment rates under the Medicare End Stage Renal Disease program or other government-based programs, the impact of health care reform legislation that was enacted in the United States in March 2010, changes in pharmaceutical or anemia management practice patterns, payment policies, or pharmaceutical pricing, our ability to maintain contracts with physician medical directors, legal compliance risks, including our continued compliance with complex government regulations, current or potential investigations by various government entities and related government or private-party proceedings, continued increased competition from large and medium-sized dialysis providers that compete directly with us, the emergence of new models of care introduced by the government or private sector, such as accountable care organizations, independent practice association and integrated delivery systems, and changing affiliation models for physicians plans, such as employment by hospitals, that may erode our patient base and reimbursement rates, our ability to complete any acquisitions or mergers, including the consummation of the HCP transaction, dispositions that we might be considering or announce, or to integrate and successfully operate any business we may acquire, including the HCP business, or to expand our operations and services to markets outside the United States, or to businesses outside of dialysis, variability of DaVita’s cash flows, risks arising from the use of accounting estimates in our financial statements, loss of key HCP employees following the HCP transaction, potential disruption from the HCP transaction making it more difficult to maintain business and operational relationships with customers, partners, affiliated physicians and physician groups and others, the risk that the cost of providing services under HCP’s agreements will exceed HCP’s compensation, the risk that laws regulating the corporate practice of medicine could restrict the manner in which HCP conducts its business, the risk that reductions in reimbursement rates and future regulations may negatively impact HCP’s business, revenue and profitability, the risk that HCP may not be able to successfully establish a presence in new geographic regions, the risk that reductions in the quality ratings of health maintenance organization plan customers of HCP could have an adverse effect on HCP’s business, the fact that HCP faces certain competitive threats that could reduce its profitability, or the risk that a disruption in HCP’s healthcare provider networks could have an adverse effect on HCP’s operations and profitability. See “Risk Factors” in Part II, Item 1A. in this Quarterly Report on Form 10-Q and the cautionary language contained in the forward looking statements and associated risks as discussed under “Forward-looking statements” on page 30 for more information about these and other potential risks. We undertake no obligation to update or revise these projections, whether as a result of changes in underlying factors, new information, future events or otherwise.

Liquidity and capital resources

Liquidity and capital resources. Cash flow from operations during the third quarter of 2012 was $367 million, compared to $495 million during the third quarter of 2011. Cash flow from operations in the third quarter of 2012 decreased as a result of the timing of certain working capital items and an increase in income tax payments. Non-operating cash outflows for the third quarter of 2012 included capital asset expenditures of $128 million, including $65 million for new center developments and relocations and $63 million for maintenance and information technology. In addition, we spent $72 million for acquisitions. We paid distributions to noncontrolling interests of $32 million. Non-operating cash outflows for the third quarter of 2011 included capital asset expenditures of $97 million, including $46 million for new center developments and relocations and $51 million for maintenance and information technology. We spent an additional $776 million for acquisitions including the acquisition of DSI. We paid distributions to noncontrolling interests of $21 million and repurchased 0.1 million shares of our common stock for $7 million.

Cash flow from operations during the nine months ended September 30, 2012 was $901 million, compared to $1,029 million for the nine months ended September 30, 2011. Cash flows from operations in 2012 decreased as a result of the timing of certain working capital items and an increase in income tax payments, partially offset by improvements in cash earnings. Non-operating cash outflows for the nine months ended September 30, 2012 included capital asset expenditures of $379 million, including $193 million for new center developments and relocations and $186 million for maintenance and information technology. In addition, we spent $419 million for acquisitions. We paid distributions to noncontrolling interests of $82 million. Non-operating cash outflows for the first nine months of 2011 included capital asset expenditures of $252 million, including $113 million for new center developments and relocations and $139 million for maintenance and information technology. In addition, we spent $927 million for acquisitions. We paid distributions to noncontrolling interests of $67 million and we repurchased 3.8 million shares of our common stock for approximately $323 million.

During the third quarter of 2012, we acquired a total of 10 dialysis centers, opened 21 dialysis centers and merged four centers into other existing centers located in the U.S. In addition, we also opened a total of two centers and provided management and administrative services to three additional centers outside of the U.S. During the third quarter of 2011, we acquired and opened a total of 138 dialysis centers including 113 dialysis centers associated with the acquisition of DSI and divested a total of 28 dialysis centers in order to complete the acquisition of DSI.

During the first nine months of 2012 we acquired a total of 71 dialysis centers, opened 48 dialysis centers and merged or sold eight centers located in the U.S. In addition, we also acquired and opened a total of 10 centers and provided management and administrative services to three additional centers outside the U.S. For the nine months ended September 30, 2011, we acquired and opened a total of 198 dialysis centers including 113 dialysis centers associated with the acquisition of DSI, closed and merged four centers, sold one center and divested a total of 28 dialysis centers in order to complete the acquisition of DSI.

In August 2012 we entered into amendments to our Senior Secured Credit Facilities to permit additional borrowings under the Senior Secured Credit Facilities in an aggregate principal amount of $3,000 million comprised of a new five year Term Loan A-3 facility in an aggregate principal amount of $1,350 million and a new seven year Term Loan B-2 facility in an aggregate principal amount of $1,650 million. In addition, we also amended certain financial covenants and various other provisions to accommodate additional borrowings and the acquisition of HCP, as well as provide additional operating and financial flexibility. We have obtained commitments for the new five year Term Loan A-3; however, such commitments as well as the effectiveness of the amendment are subject to various conditions, including the receipt of commitments for the new seven year Term Loan B-2 and the consummation of the acquisition of HCP. Unless such conditions are satisfied, the amendment will terminate on November 30, 2012, subject to up to three one month extensions if certain conditions are met. See Note 6 to the condensed consolidated financial statements for further details.

On August 28, 2012, we issued $1,250 million of New Senior Notes. The New Senior Notes will pay interest on February 15 and August 15 of each year, beginning February 15, 2013. The New Senior Notes are unsecured senior obligations and rank equally to other unsecured senior indebtedness. The New Senior Notes are guaranteed by certain domestic subsidiaries of the Company. We may redeem some or all of the New Senior Notes at any time on or after August 15, 2017 at certain redemption prices and prior to such date at a “make-whole” redemption price. We may also redeem up to 35% of the New Senior Notes at any time prior to August 15, 2015 at certain redemption prices with the proceeds of one or more equity offerings.

All of the proceeds from the issuance of the New Senior Notes along with related fees and interest through November 30, 2012 were deposited into escrow pending the consummation of the HCP acquisition. If the acquisition of HCP and certain other conditions are not satisfied on or prior to November 30, 2012, subject to up to three one-month extensions (the escrow end date), the amount deposited in escrow will be applied to redeem all of the New Senior Notes at a price equal to 100% of the issue price of the notes plus accrued interest from August 28, 2012 through the escrow end date. However, if the acquisition of HCP is completed and certain other conditions are satisfied on or before the escrow end date then the amounts deposited into escrow will be released to us to be used to finance a portion of the HCP acquisition.

During the first nine months of 2012, we made mandatory principal payments under our Senior Secured Credit Facilities totaling $37.5 million on the Term Loan A, $1.5 million on the Term Loan A-2 and $13.1 million on the Term Loan B.

As of September 30, 2012, we maintained a total of nine interest rate swap agreements with amortizing notional amounts totaling $913 million. These agreements had the economic effect of modifying the LIBOR variable component of our interest rate on an equivalent amount of our Term Loan A to fixed rates ranging from 1.59% to 1.64%, resulting in an overall weighted average effective interest rate of 4.11%, including the Term Loan A margin of 2.50%. The swap agreements expire by September 30, 2014 and require monthly interest payments. During the nine months ended September 30, 2012, we accrued net charges of $9.7 million from these swaps which are included in debt expense. As of September 30, 2012, the total fair value of these swap agreements was a liability of $22.2 million. We estimate that approximately $11.4 million of existing unrealized pre-tax losses in other comprehensive income at September 30, 2012 will be reclassified into income over the next twelve months.

As of September 30, 2012, we maintained five interest rate cap agreements with notional amounts totaling $1,250 million. These agreements have the economic effect of capping the LIBOR variable component of our interest rate at a maximum of 4.00% on an equivalent amount of our Term Loan B debt. The cap agreements expire on September 30, 2014. As of September 30, 2012, the total fair value of these cap agreements was an asset of $0.2 million. During the nine months ended September 30, 2012, we recorded $0.7 million, net of tax, as a decrease to other comprehensive income due to unrealized valuation changes in the cap agreements.

As a result of the embedded LIBOR floors in some of our debt agreements and the swap and cap agreements, our overall weighted average effective interest rate on the Senior Secured Credit Facilities was 4.61%, based upon the current margins in effect of 2.50% for the Term Loan A, 3.50% for the Term Loan A-2 and 3.00% for the Term Loan B, as of September 30, 2012.

As of September 30, 2012, interest rates on our Term Loan A-2 and Term Loan B debt are effectively fixed because of an embedded LIBOR floor which is higher than actual LIBOR as of such date. Furthermore, interest rates on the $1,250 million of our Term Loan B is subject to interest rate caps if LIBOR should rise above 4.00%. Interest rates on our senior notes are fixed by their terms. Interest rates on our Term Loan A are economically fixed as a result of interests rate swaps.

Our overall weighted average effective interest rate during the third quarter of 2012 was 5.31% and as of September 30, 2012 was 5.38%.

As of September 30, 2012, we had undrawn revolving credit facilities totaling $350 million of which approximately $88 million was committed for outstanding letters of credit.

We believe that we will have sufficient liquidity and will generate significant operating cash flows to fund our scheduled debt service and other obligations for the foreseeable future, including the next 12 months, under the terms of our debt agreements. Our primary sources of liquidity are cash from operations and cash from borrowings.

Acquisition of HealthCare Partners Holdings, LLC

On May 20, 2012, we entered into a definitive merger agreement to acquire HCP, one of the country’s largest operators of medical groups and physician networks. HCP is a patient- and physician-focused integrated health care delivery and management company providing coordinated, outcomes-based medical care in a cost-effective manner. For the year ended December 31, 2011, HCP generated approximately $2.4 billion in revenues and approximately $488 million in operating income.

The total purchase price to be paid by us will consist of $3.66 billion in cash and approximately 9.38 million shares of our common stock, subject to post-close adjustments. In addition to the total merger consideration payable at close, we will pay to the owners of HCP a total of up to $275 million of additional cash consideration in the form of two separate earn-out payments if certain financial performance targets are achieved by HCP in 2012 and 2013. We expect the transaction to close early in November 2012. We anticipate that the operating results of HCP will be incorporated into our consolidated operating results beginning in November 2012.

Stock-based compensation

Stock-based compensation recognized in a period represents the amortization during that period of the estimated grant-date fair value of current and prior stock-based awards over their vesting terms, adjusted for expected forfeitures. Shares issued upon exercise of stock awards are generally issued from shares in treasury. We have used the Black-Scholes-Merton valuation model for estimating the grant-date fair value of stock-settled stock appreciation rights granted in all periods. During the nine months ended September 30, 2012, we granted 0.5 million stock-settled stock appreciation rights with an aggregate grant-date fair value of $9.0 million and a weighted-average expected life of approximately 3.5 years, and also granted 14,000 stock units with an aggregate grant-date fair value of $1.3 million and a weighted-average expected life of approximately 1.6 years.

For the nine months ended September 30, 2012 and 2011, we recognized $34.9 million and $36.4 million, respectively, in stock-based compensation expense for stock appreciation rights, stock units and discounted employee stock plan purchases, which are primarily included in general and administrative expenses. The estimated tax benefits recorded for stock-based compensation through September 30, 2012 and 2011 was $13.0 million and $13.8 million, respectively. As of September 30, 2012, there was $67.6 million of total estimated unrecognized compensation cost related to nonvested stock-based compensation arrangements under our equity compensation and stock purchase plans. We expect to recognize this cost over a weighted average remaining period of 1.2 years.

During the nine months ended September 30, 2012 and 2011, we received $2.2 million and $5.4 million, respectively, in cash proceeds from stock option exercises and $60.3 million and $35.1 million, respectively, in actual tax benefits upon the exercise of stock awards.

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

The following is a summary of these contractual obligations and commitments as of September 30, 2012 (in millions):

	Remainder of 2012	1-3 years	4-5 years	After 5 years	Total
Scheduled payments under contractual obligations:
Long-term debt	$18	$304	$2,537	$2,808	$5,667
Interest payments on the senior notes	18	267	273	496	1,054
Interest payments on the Term Loan B (1)	20	155	137	—	312
Interest payments on Term Loan A-2 (2)	2	18	16	—	36
Capital lease obligations	1	8	8	61	78
Operating leases	73	511	458	888	1,930
Construction of the new corporate headquarters	5	—	—	—	5

	$137	$1,263	$3,429	$4,253	$9,082

Potential cash requirements under existing commitments:
Letters of credit	$88	$—	$—	$—	$88
Noncontrolling interests subject to put provisions	314	100	77	59	550
Pay-fixed swaps potential obligations	3	19	—	—	22
Operating capital advances	3	—	—	—	3

	$408	$119	$77	$59	$663

(1)	Assuming no changes to LIBOR-based interest rates as the Term Loan B currently bears interest at LIBOR (floor of 1.50%) plus an interest rate margin of 3.00%.
(2)	Assuming no changes to LIBOR-based interest rates as the Term Loan A-2 currently bears interest at LIBOR (floor of 1.00%) plus an interest rate margin of 3.50%.

The pay-fixed swap obligations represent the estimated fair market values of our interest rate swap agreements that are based upon valuation models utilizing the income approach and commonly accepted valuation techniques that use inputs from closing prices for similar assets and liabilities in active markets as well as other relevant observable market inputs and other current market conditions that existed as of September 30, 2012. This amount represents the estimated potential obligation that we would be required to pay based upon the estimated future settlement of each specific tranche over the term of the swap agreements, assuming no future changes in the forward yield curve. The actual amount of our obligation associated with these swaps in the future will depend upon changes in the LIBOR-based interest rates that can fluctuate significantly depending upon market conditions, and other relevant factors that can affect the fair market value of these swap agreements.

In addition to the above commitments, we are obligated to purchase a certain amount of our hemodialysis products and supplies at fixed prices through 2015 from Gambro Renal Products, Inc. in connection with the Alliance and Product Supply Agreement. Our total expenditures for the nine months ended September 30, 2012 on such products were approximately 2% of our total operating costs. In addition, we are obligated to purchase a certain amount of dialysis equipment, parts and supplies from Fresenius Medical Care, or Fresenius, through

2013. Our total expenditures for the nine months ended September 30, 2012 on such products were approximately 2% of our total operating costs.

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

Interest rate sensitivity

The tables below provide information about our financial instruments that are sensitive to changes in interest rates. The table below presents principal repayments and current weighted average interest rates on our debt obligations as of September 30, 2012. The variable rates presented reflect the weighted average LIBOR rates in effect for all debt tranches plus interest rate margins in effect as of September 30, 2012. The Term Loan A margin currently in effect is 2.50% and along with the revolving line of credit is subject to adjustment depending upon changes in certain of our financial ratios including a leverage ratio. The Term Loan A-2 currently bears interest at LIBOR (floor of 1.00%) plus an interest rate margin of 3.50% subject to a ratings based step-down to 3.25%. The Term Loan B currently bears interest at LIBOR (floor of 1.50%) plus an interest rate margin of 3.00% subject to a ratings based step-down to 2.75%.

	Expected maturity date						Thereafter	Total	Average interest rate	Fair value
	2012	2013	2014	2015	2016	2017
	(dollars in millions)
Long term debt:
Fixed rate	$6	$29	$28	$28	$1,862	$8	$2,860	$4,821	5.62%	$4,931
Variable rate	$13	$102	$153	$653	$2	$—	$1	$924	2.72%	$917

	Notional amount	Contract maturity date					Pay fixed	Receive variable	Fair value
		2012	2013	2014	2015	2016
	(dollars in millions)
Swaps:
Pay-fixed rate	$913	$13	$100	$800	$—	$—	1.59% to 1.64%	LIBOR	$(22.2)
Cap agreements	$1,250	$—	$—	$1,250	$—	$—		LIBOR above 4.00%	$0.2

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

The Term Loan A-2 and Term Loan B are subject to LIBOR floors of 1.00% and 1.50%, respectively. Because actual LIBOR, as of September 30, 2012, was lower than either of these embedded LIBOR floors, the interest rates on the Term Loan A-2 and the Term Loan B are treated as “effectively fixed” for purposes of the table above. We have included both of these Term Loans in the fixed rate totals in the table above until such time as the actual LIBOR-based component of our interest rate exceeds 1.00% on the Term Loan A-2 and 1.50% on the Term Loan B. At such time, we will then be subject to LIBOR-based interest rate volatility on the LIBOR variable component of our interest rate on all of the Term Loan A-2, as well as for the Term Loan B, but limited to a maximum rate of 4.00% on $1,250 million of outstanding principal debt on the Term Loan B as a result of the interest rate cap agreements, as described below. The remaining $469 million outstanding principal balance of the Term Loan B is subject to LIBOR-based interest rate volatility above a floor of 1.50%.

As of September 30, 2012, we maintained a total of nine interest rate swap agreements with amortizing notional amounts totaling $913 million. These agreements had the economic effect of modifying the LIBOR variable component of our interest rate on an equivalent amount of our Term Loan A to fixed rates ranging from 1.59% to 1.64%, resulting in an overall weighted average effective interest rate of 4.11%, including the Term Loan A margin of 2.50%. The swap agreements expire by September 30, 2014 and require monthly interest payments. During the nine months ended September 30, 2012, we accrued net charges of $9.7 million from these swaps which are included in debt expense. As of September 30, 2012, the total fair value of these swap agreements was a liability of $22.2 million. We estimate that approximately $11.4 million of existing unrealized pre-tax losses in other comprehensive income at September 30, 2012 will be reclassified into income over the next twelve months.

As of September 30, 2012, we maintained five interest rate cap agreements with notional amounts totaling $1,250 million. These agreements have the economic effect of capping the LIBOR variable component of our interest rate at a maximum of 4.00% on an equivalent amount of our Term Loan B debt. The cap agreements expire on September 30, 2014. As of September 30, 2012, the total fair value of these cap agreements was an asset of $0.2 million. During the nine months ended September 30, 2012, we recorded $0.7 million, net of tax, as a decrease to other comprehensive income due to unrealized valuation changes in the cap agreements.

As a result of the embedded LIBOR floors in some of our debt agreements and the swap and cap agreements, the overall weighted average effective interest rate on the Senior Secured Credit Facilities was 4.61%, based upon the current margins in effect of 2.50% for the Term Loan A, 3.50% for the Term Loan A-2 and 3.00% for the Term Loan B, as of September 30, 2012.

As of September 30, 2012, interest rates on our Term Loan A-2 and Term Loan B debt are effectively fixed because of an embedded LIBOR floor which is higher than actual LIBOR as of such date. Furthermore, interest rates on the $1,250 million of our Term Loan B is subject to interest rate caps if LIBOR should rise above 4.00%. Interest rates on our senior notes are fixed by their terms. Interest rates on our Term Loan A are economically fixed as a result of interests rate swaps.

The overall weighted average effective interest rate during the third quarter of 2012 was 5.31% and as of September 30, 2012 was 5.38%.

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

Approximately 34% of our dialysis and related lab services revenues for the nine months ended September 30, 2012 were generated from patients who have commercial payors as the primary payor. The majority of these patients have insurance policies that pay us on terms and at rates that are generally significantly higher than Medicare rates. The payments we receive from commercial payors generate nearly all of our profit and all of our nonacute dialysis profits come from commercial payors. We continue to experience downward pressure on some of our commercial payment rates and it is possible that commercial payment rates could be materially lower in the future. The downward pressure on commercial payment rates is a result of general conditions in the market, recent and future consolidations among commercial payors, increased focus on dialysis services and other factors.

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

Approximately 49% of our dialysis and related lab services revenues for the nine months ended September 30, 2012 was generated from patients who have Medicare as their primary payor. Prior to January 1, 2011, the Medicare ESRD program paid us for dialysis treatment services at a fixed composite rate. The Medicare composite rate was the payment rate for a dialysis treatment including the supplies used in those treatments, specified laboratory tests and certain pharmaceuticals. Certain other pharmaceuticals, including EPO, vitamin D analogs and iron supplements, as well as certain specialized laboratory tests, were separately billed.

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

Another important provision in the law is an annual adjustment, or market basket update, to the base ESRD Prospective Payment Rate, or PPS. Absent action by Congress the PPS base rate will be automatically updated by a formulaic inflation adjustment.

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

On July 11, 2012, CMS issued the proposed ESRD PPS rule for 2013. As currently proposed, the base rate will increase by 2.5%, resulting from a market basket increase of 3.2% less a productivity adjustment of 0.7%. This increase in the ESRD PPS base rate will be reduced by the Budget Control Act of 2011 sequestration, discussed below. The proposed rule implements the reduction in bad debt payments to dialysis facilities (as well as to all other providers eligible for bad debt payments) mandated under the Middle Class Tax Relief and Job Creation Act of 2012 and adds new quality reporting measures.

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

On August 2, 2011, President Obama signed into law the “Budget Control Act of 2011” (Public Law 112-25), which raised the debt ceiling and put into effect a series of actions to reduce the federal budget deficit over ten years. The law created a Joint Congressional Committee charged with producing legislation reducing federal spending by at least $1.2 trillion. As a result of the committee’s failure to act, the federal government is facing a $1.2 trillion sequester (across-the-board cuts in discretionary programs). In particular, Medicare providers face a maximum of no more than a 2% reduction in reimbursements in fiscal year 2013. However, during the balance of 2012 or sometime in 2013, it is possible that Congress might undertake broad federal entitlements reform that could include significant changes to federal healthcare programs such as Medicare and Medicaid. While we do not know what the extent or the structure of such changes might be or the impact they might have on payments we receive under such programs, any payment reductions beyond those contemplated by the across-the-board cuts pursuant to the sequester could adversely affect our revenues, earnings and cash flows.

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

In March 2010, broad health care reform legislation was enacted in the U.S. Although many of the provisions of the new legislation do not take effect immediately, and may be modified before they are implemented, the reforms could have an impact on our business in a number of ways. We cannot predict how employers, private payors or persons buying insurance might react to these changes or what form many of these regulations will take before implementation. In March 2012, the Department of Health and Human Services, or

HHS, issued two final rules related to the establishment of health care insurance exchanges due to be operating by 2014 that will provide a marketplace for eligible individuals to purchase health care insurance. The first relates to the standards and requirements applicable to the exchanges, employers and qualified health plans that are marketed in the exchange. The second rule finalizes the provisions governing the risk adjustment program that includes reinsurance, risk corridors and risk adjustment. The final exchange rules clarify the requirements related to implementation of such exchanges, outline areas of state flexibility in their implementation of such exchanges and provide standards for certain risk adjustment mechanisms. We believe the establishment of health care insurance exchanges could result in a reduction in patients covered by commercial insurance or an increase of patients covered through the exchanges under more restrictive commercial plans with lower reimbursement rates. To the extent that the implementation of such exchanges results in a reduction in patients covered by commercial insurance or a reduction in reimbursement rates for our services from commercial and/or government payors, our revenues, earnings and cash flows could be adversely affected.

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

The CMS Center for Innovation (Innovation Center) is in various stages of development in working with various healthcare providers to implement ACOs and other innovative models of care for Medicare and Medicaid beneficiaries. We are currently uncertain of the extent to which these models of care, including ACOs, Bundled Payments for Care Improvement Initiative (which is scheduled to begin in January 2013), the Comprehensive Primary Care Initiative, the Duals Demonstration, or other models, will impact the health care market. As a provider of dialysis services, we may choose to participate in one or several of these models either as a partner with other providers or independently. We are currently seeking a renal specific coordinated care pilot with the Innovation Center. Even if we do not participate in these programs, some of our patients may be assigned to a pilot, in which case the quality and cost of care that we furnish will be included in an ACOs’ or other programs’ calculations regardless of our participation in the program. As new models of care emerge, we may be at risk for losing our Medicare patient base, which would have a materially adverse effect on our revenues, earnings and cash flow. Furthermore, other initiatives in the government or private sector may arise, including the development of models similar to ACOs, independent practice associations and integrated delivery systems or evolutions of those concepts which could adversely impact our business.

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

There are numerous steps required to implement the broad healthcare reform legislation adopted by Congress, and Congress may seek to alter or eliminate some of the provisions described above. Numerous legal challenges have also been raised to the healthcare reform legislation that could alter or eliminate certain provisions. The United States Supreme Court reviewed state actions challenging the constitutionality of the health insurance mandate and the Medicaid expansion program. The Court upheld the mandate under Congress’ taxing power and upheld the Medicaid expansion program. However, the Court found that the federal government cannot withhold all of a state’s Medicaid funding for the state’s failure or refusal to expand its Medicaid program as contemplated by the reform legislation, effectively leaving the Medicaid expansion decision up to the individual states. Several states have announced they do not intend to expand their Medicaid programs. Further, various health insurance reform proposals are also emerging at the state level. There is a considerable amount of uncertainty as to the prospective implementation of the federal healthcare reform legislation and what similar measures might be enacted at the state level. The enacted reforms as well as future legislative changes could have a material adverse effect on our results of operations, including lowering our reimbursement rates and increasing our expenses. The health care reform legislation added several new tax provisions that, among other things, impose various fees and excise taxes, and limit compensation deductions for health insurance providers and their affiliates. To date, the IRS has not issued regulations for many of these provisions. In the event that we, or any of our current or future subsidiaries, were to become subject to these rules, our cash flow and tax liabilities could be negatively impacted.

Changes in state Medicaid or other non-Medicare government-based programs or payment rates could reduce our revenues, earnings and cash flows.

Approximately 16% of our dialysis and related lab services revenues for the nine months ended September 30, 2012 was generated from patients who have state Medicaid or other non-Medicare government-based programs, such as Medicare-assigned plans or the VA, as their primary coverage. As state governments and governmental organizations face increasing budgetary pressure, we may in turn face reductions in payment rates, delays in the timing of payments, limitations on eligibility or other changes to the applicable programs. For example, some programs, such as certain state Medicaid programs and the VA, have recently considered, proposed or implemented rate reductions.

On December 17, 2010, the Department of Veterans Affairs published a final rule in which it materially changed the payment methodology and ultimately the amount paid for dialysis services furnished to veterans in non-VA centers such as ours. In the final rule, the VA adopted the bundled payment system implemented by Medicare and estimated a reduction of 39% in payments for dialysis services to veterans at non-VA centers. Approximately 2% of our dialysis and related lab services revenues for the nine months ended September 30, 2012 was generated by the VA. The new VA payment methodology will have a significant negative impact on our revenues, earnings and cash flows as a result of the reduction in rates or as a result of the decrease in the number of VA patients we serve. We recently executed contractual agreements with the VA and there is some uncertainty as to when this rule will take effect for the patients covered by these contracts. While at this time the contracts remain in force, these agreements provide for the right of the VA to terminate the agreement without cause on short notice. Further, patients who are not covered by the contractual arrangements will likely be reimbursed at Medicare rates beginning with the date of implementation of the rule. If the VA proceeds with payment rate reductions or fails to renew our existing contracts, we might have to cease accepting patients under this program and could even be forced to close centers.

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

Historically, Medicare and most Medicaid programs paid for EPO outside of the composite rate. This separate payment has long been the subject of discussions regarding appropriate dosing and payment in an effort to reduce escalating expenditures for EPO. Since January 1, 2011, Medicare has bundled EPO into the prospective payment system such that dosing variations will not change the amount paid to a dialysis facility. Although some Medicaid programs and other payors suggest movement towards a bundled payment system inclusive of EPO, some non-Medicare payors continue to pay for EPO separately from the treatment rate. The administration of EPO and other pharmaceuticals that are separately billable accounted for approximately 5% of our dialysis and related lab services revenues for the nine months ended September 30, 2012, with EPO alone accounting for approximately 3% of our dialysis and related lab services revenues for the same period. Changes in physician clinical practices that result in further decreased utilization of prescribed pharmaceuticals or changes in payment rates for those pharmaceuticals could reduce our revenues, earnings and cash flows.

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

We are the subject of a number of inquiries by the federal government. We have received subpoenas or other requests for documents from the federal government in connection with the 2005 U.S. Attorney investigation, the Woodard private civil suit, the Vainer private civil suit, the 2010 U.S. Attorney physician relationship investigation, the 2011 U.S. Attorney physician relationship investigation and the 2011 U.S. Attorney Medicaid investigation. Certain current and former members of the Board and executives have been subpoenaed to testify before the grand jury in Colorado related to the 2011 U.S. Attorney physician relationship investigation. The Company has received additional subpoenas for documents, and a number of other individuals have received subpoenas to testify before the grand jury. (See Part I, Item 3, of this report under the caption “Legal Proceedings” for additional details regarding these matters). After investigation, the government did not intervene and is not actively pursuing either the Woodard or the Vainer private civil suits mentioned above. In each of these private civil suits, a relator filed a complaint against us in federal court under the qui tam provisions of the FCA pursued the claims independently. The parties are engaged in active litigation in the Vainer private civil suit. In the Woodward private civil suit, though we have reached an agreement in principle to settle all allegations relating to claims arising out of this suit, it is still subject to the parties being able to enter into a mutually acceptable settlement agreement and receive the requisite approval of the federal government and the court to fully and finally resolve this matter. We are cooperating with the OIG and those offices of the U.S. Attorney still actively pursuing the matters mentioned above and are producing the requested records. Although we cannot predict whether or when proceedings might be initiated by the federal government, the scope of such proceedings or when these matters may be resolved, it is not unusual for investigations such as these to continue for a considerable period of time through the various phases of document and witness requests and on-going discussions with regulators. Responding to the subpoenas or investigations and defending ourselves in the private civil suit will continue to require management’s attention and significant legal expense. Any negative findings could result in substantial financial penalties or awards against us, imposition of certain obligations on our practices and procedures, exclusion from future participation in the Medicare and Medicaid programs and, in certain cases, criminal penalties. To our knowledge, no proceedings have been initiated by the federal government against us at this time.

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

As of September 30, 2012, we owned a controlling interest in numerous dialysis-related joint ventures, which represented approximately 19% of our dialysis and related lab services revenues for the nine months ended September 30, 2012. In addition, we also owned minority equity investments in several other dialysis related joint ventures. We anticipate that we will continue to increase the number of our joint ventures. Many of our joint ventures with physicians or physician groups also have the physician owners providing medical director services to those centers or other centers we own and operate. Because our relationships with physicians are governed by the federal anti-kickback statute, we have sought to structure our joint venture arrangements to satisfy as many safe harbor requirements as we believe are reasonably possible. However, our joint venture arrangements do not satisfy all elements of any safe harbor under the federal anti-kickback statute (and possibly the Stark Law). The subpoena and related requests for documents we received from the U.S. Attorney’s Office for the Eastern District of Missouri in the 2005 U.S. Attorney investigation, the OIG’s Office in Dallas in the 2010 U.S. Attorney physician relationship investigation and the U.S. Attorney’s Office for the District of Colorado in the 2011 U.S. Attorney physician relationship investigation, included requests for documents related to our joint ventures. We were advised by the U.S. Department of Justice that it is conducting civil and grand jury investigations into our financial relationships with physicians.

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

There are significant estimating risks associated with the amount of dialysis and related lab services revenues and related refund liabilities that we recognize in a reporting period. The billing and collection process is complex due to ongoing insurance coverage changes, geographic coverage differences, differing interpretations of contract coverage, and other payor issues. Determining applicable primary and secondary coverage for approximately 150,000 U.S. patients at any point in time, together with the changes in patient coverage that occur each month, requires complex, resource-intensive processes. Errors in determining the correct coordination of benefits may result in refunds to payors. Revenues associated with Medicare and Medicaid programs are also subject to estimating risk related to the amounts not paid by the primary government payor that will ultimately be collectible from other government programs paying secondary coverage, the patient’s commercial health plan secondary coverage or the patient. Collections, refunds and payor retractions typically continue to occur for up to three years and longer after services are provided. We generally expect our range of dialysis and related lab services revenues estimating risk to be within 1% of revenues for the segment, which can represent as much as 6% of consolidated operating income. If our estimates of dialysis and related lab services revenues and related refund liabilities are materially inaccurate, it could impact the timing and the amount of our revenues recognition and have a significant impact on our operating results.

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

We may engage in acquisitions, mergers or dispositions, including the merger between the Company and HealthCare Partners Holdings, LLC (the HCP transaction), which may affect our results of operations, debt-to-capital ratio, capital expenditures or other aspects of our business.

We may engage in acquisitions or mergers including the HCP transaction or dispositions, which may affect our results of operations, debt-to-capital ratio, capital expenditures, or other aspects of our business. There can be no assurance that we will be able to identify suitable acquisition targets or merger partners or that, if identified, we will be able to acquire these targets on acceptable terms or agree to terms with merger partners. There can also be no assurance that we will be successful in completing any acquisitions, mergers or dispositions that we might be considering or announce, or integrating any acquired business into our overall operations or operate them successfully as stand-alone businesses, or that any such acquired business will operate profitably or will not otherwise adversely impact our results of operations. Further, we cannot be certain that key talented individuals at the business being acquired will continue to work for us after the acquisition or that they will be able to continue to successfully manage or have adequate resources to successfully operate any acquired business.

HCP operates in a different line of business from our historical business and the HCP transaction is significantly larger than any other acquisition we have made to date. Upon consummation of the HCP transaction, we may face challenges managing HCP as a new business and may not realize anticipated benefits.

The HCP transaction is the largest acquisition we have attempted to date and will result in our being significantly engaged in a new line of business. Upon entering into a new line of business, we may not have the expertise, experience, and resources to pursue all of our businesses at once, and we may be unable to successfully operate the businesses. The administration of the businesses will require implementation of appropriate operations, management, and financial reporting systems and controls. We may experience difficulties in effectively implementing these and other systems. The management of HCP will require the focused attention of our management team, including a significant commitment of its time and resources. The need for management to focus on these matters could have a material and adverse impact on our revenues and operating results. If the HCP operations are less profitable than we currently anticipate or we do not have the experience, the appropriate expertise, or the resources to pursue all businesses in the combined company, the results of operations and financial condition may be materially and adversely affected.

Upon consummation of the HCP transaction, if we fail to successfully integrate HCP into our internal control over financial reporting or if the current internal control of HCP over financial reporting were found to be ineffective, the integrity of our and/or HCP’s financial reporting could be compromised which could result in a material adverse effect on our reported financial results.

As a private company, HCP has not been subject to the requirements of the Securities Exchange Act of 1934, as amended, with respect to internal control over financial reporting, and for a period of time after the consummation of the HCP transaction our management evaluation and auditor attestation regarding the effectiveness of our internal control over financial reporting will be permitted to exclude the operations of HCP. The integration of HCP into our internal control over financial reporting will require significant time and resources from our management and other personnel and will increase our compliance costs. If we fail to successfully integrate these operations into our internal control over financial reporting, our internal control over financial reporting may not be effective. Failure to achieve and maintain an effective internal control environment could have a material adverse effect on our ability to accurately report our financial results and the market’s perception of our business and our stock price. In addition, if HCP’s internal control over financial reporting were found to be ineffective, the integrity of HCP’s past financial reporting could be adversely impacted.

Under the accounting rules applicable to the contingent consideration relating to the HCP transaction, we must determine the fair value of the contingent consideration on a quarterly basis, which could result in our recording changes in the fair value as an expense in our financial statements, and any such expense may have an adverse impact on our earnings and our ability to predict the amount of earnings.

A portion of the consideration for the HCP transaction is contingent upon HCP’s performance following the closing of the HCP transaction. The accounting rules applicable to the contingent consideration require that we determine the fair value of the contingent consideration on a quarterly basis. To the extent that the fair value in any quarter exceeds the prior quarter’s determination, we will be required to record the increase in fair value as an expense in our financial statements. Any such expense will reduce our net income in the quarter in which it is recognized. These requirements will also limit our ability to predict our earnings in the quarters in which we must assess the fair value of the contingent consideration, and have not been included in any of our existing earnings guidance.

The market price of our common stock after consummation of the HCP transaction may be affected by factors different from those affecting the shares of our common stock currently.

Our historical business differs substantially from that of HCP. Accordingly, the results of operations of the combined company and the market price of our common stock after consummation of the HCP transaction may be affected by factors different from those currently affecting the independent results of operations of each of the Company and HCP.

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

Our business strategy includes the acquisition of dialysis centers and businesses that own and operate dialysis centers, as well as other ancillary and non-dialysis services and strategic initiatives, including the HCP transaction. Businesses we acquire may have unknown or contingent liabilities or liabilities that are in excess of the amounts that we originally estimated. Although we generally seek indemnification from the sellers of businesses we acquire for matters that are not properly disclosed to us, we are not always successful. In addition, even in cases where we are able to obtain indemnification, we may discover liabilities greater than the contractual limits or the financial resources of the indemnifying party. In the event that we are responsible for liabilities substantially in excess of any amounts recovered through rights to indemnification, we could suffer severe consequences that would substantially reduce our earnings and cash flows.

HCP will become a subsidiary of the Company upon consummation of the HCP transaction. If HCP’s liabilities are greater than expected, or if there are unknown HCP obligations, our business could be materially and adversely affected.

Upon consummation of the HCP transaction, HCP will become a subsidiary of the Company and HCP’s liabilities, including contingent liabilities, will be consolidated with the Company’s. We may learn additional information about HCP’s business that adversely affects the Company, such as unknown liabilities, issues relating to internal controls over financial reporting or issues that could affect our ability to comply with other applicable laws, including healthcare laws and regulations. As a result, we cannot make any assurances that the HCP transaction will be successful or will not, in fact, harm our business. Among other things, if HCP’s liabilities are greater than expected, or if there are obligations of HCP of which we are not aware at the time of consummation of the HCP transaction, our business could be materially and adversely affected.

We have limited indemnification rights in connection with matters affecting HCP. HCP may also have other unknown liabilities for which we will be responsible after consummation of the HCP transaction. If we are responsible for liabilities not covered by indemnification rights or substantially in excess of amounts covered through any indemnification rights, we could suffer severe consequences that would substantially reduce our revenues, earnings and cash flows.

Expansion of our operations to and offering our services in markets outside of the U.S. subjects us to political, economical, legal, operational and other risks that could adversely affect our business, results of operations and cash flows.

We are continuing an expansion of our operations by offering our services outside of the U.S., which increases our exposure to the inherent risks of doing business in international markets. Depending on the market, these risks include, without limitation, those relating to:

•	changes in the local economic environment;

•	political instability, armed conflicts or terrorism;

•	social changes;

•	intellectual property legal protections and remedies;

•	trade regulations;

•	procedures and actions affecting approval, production, pricing, reimbursement and marketing of products and services;

•	foreign currency;

•	repatriating or moving to other countries cash generated or held abroad, including considerations relating to tax-efficiencies and changes in tax laws;

•	export controls;

•	lack of reliable legal systems which may affect our ability to enforce contractual rights;

•	changes in local laws or regulations;

•	potentially longer ramp-up times for starting up new operations and for payment and collection cycles;

•	financial and operational, and information technology systems integration; and

•	failure to comply with U.S. or local laws that prohibit us or our intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining business.

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

We have substantial debt outstanding, we are incurring a substantial amount of additional debt in connection with the HCP transaction and we may incur additional indebtedness in the future. The high level of our indebtedness, among other things, could:

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

We cannot provide assurance that our business will generate sufficient cash flow from operations in the future or that future borrowings will be available to us in an amount sufficient to enable us to service our indebtedness or to fund other liquidity needs. The borrowings under our Senior Secured Credit Facilities are guaranteed by a substantial portion of our direct and indirect wholly-owned domestic subsidiaries and are secured by a substantial portion of DaVita’s and its guarantors’ assets.

We are incurring substantial additional indebtedness to finance the consummation of the HCP transaction and we may not be able to meet our substantial debt service requirements.

We are incurring substantial additional indebtedness in connection with the HCP transaction. If we are unable to generate sufficient funds to meet our obligations or the new debt financing entered into to consummate the HCP transaction otherwise becomes due and payable, we may be required to refinance, restructure, or otherwise amend some or all of such obligations, sell assets, or raise additional cash through the sale of our equity. We cannot make any assurances that we would be able to obtain such refinancing on terms as favorable as our current anticipated financing or that such restructuring activities, sales of assets, or issuances of equity can be accomplished or, if accomplished, would raise sufficient funds to meet these obligations.

Increases in interest rates may increase our interest expense and adversely affect our earnings and cash flow and our ability to service our indebtedness.

A portion of our outstanding debt bears interest at variable rates. We are subject to LIBOR-based interest rate volatility from a floor of 1.50% to a cap of 4.00% on $1,250 million notional amounts of our Term Loan B outstanding debt as a result of several interest rate cap agreements that were entered into in January 2011. The remaining $469 million of outstanding debt on the Term Loan B is subject to LIBOR-based interest rate volatility above a floor of 1.50%. At September 30, 2012, we were also subject to LIBOR-based interest rate volatility above a floor of 1.00% on $198 million of outstanding debt associated with our Term Loan A-2.

We also have approximately $350 million of additional borrowings available of which approximately $88 million was committed for outstanding letters of credit, under our Senior Secured Credit Facilities that are subject to LIBOR-based interest rate volatility. We may also incur additional variable rate debt in the future. Increases in interest rates would increase our interest expense of the variable portion of our indebtedness, which could negatively impact our earnings and cash flow and our ability to service our indebtedness which would be particularly significant in the event of rapid and substantial increases in interest rates.

At September 30, 2012, if interest rates were to hypothetically increase by 100 basis points it would increase our interest expense by approximately $0.5 million, which increase solely relates to our Term Loan A-2 that is subject to LIBOR-based interest rate volatility above a floor of 1.00%.

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

The administration of dialysis and related services to patients, and the management of our operations, may subject the Company, as well as its officers and directors to whom the Company owes certain defense and indemnity obligations to litigation and liability for damages. Our business, profitability and growth prospects could suffer if we face negative publicity or we pay damages or defense costs in connection with a claim that is outside the scope or limits of coverage of any applicable insurance coverage, including claims related to adverse patient events, contractual disputes, professional and general liability, and directors’ and officers’ duties. In addition, we have received several notices of claims from commercial payors and other third parties related to our historical billing practices and the historical billing practices of the centers acquired from Gambro Healthcare and other matters related to their settlement agreement with the Department of Justice. Although the ultimate outcome of these claims cannot be predicted, an adverse result with respect to one or more of these claims could have a material adverse effect on our financial condition, results of operations, and cash flows. We currently maintain insurance coverage for those risks we deem are appropriate to insure against and make determinations about whether to self-insure as to other risks or layers of coverage. However, a successful claim, including a professional liability, malpractice or negligence claim which is in excess of any applicable insurance coverage, or that is subject to our self-insurance retentions, could have a material adverse effect on our earnings and cash flows.

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

Most of our outstanding employee stock options include a provision accelerating the vesting of the options in the event of a change of control. We also maintain a change of control protection program for our employees who do not have a significant number of stock awards, which has been in place since 2001, and which provides for cash bonuses to the employees in the event of a change of control. Based on the market price of our common stock and shares outstanding on September 30, 2012, these cash bonuses would total approximately $388 million if a change of control transaction occurred at that price and our Board of Directors did not modify this program. These change of control provisions may affect the price an acquirer would be willing to pay for our Company.

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

Item 2. Unregistered	Sales of Equity Securities and Use of Proceeds

(c) Stock repurchases

The following table summarizes the Company’s repurchases of its common stock during the third quarter of 2012:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
July 1-31, 2012	—	$—	—	$358.2
August 1-31, 2012	—	—	—	358.2
September 1-30, 2012	—	—	—	358.2

Total	—	$—	—

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

Items 3, 4 and 5 are not applicable

Item 6. Exhibits

(a) Exhibits

Exhibit Number
4.1	Indenture for the 5.750% Senior Notes due 2022, by and among the Company, the Guarantors named therein, and the Bank of New York Mellon Trust Company, N.A., dated as of August 28, 2012. (1)

4.2	Form of 5.750% Senior Notes due 2022 and related Guarantee (included in Exhibit 4.1). (1)

10.1	Amendment No. 1, dated as of August 14, 2012, to the Credit Agreement, dated as of October 20, 2010, by and among DaVita Inc., the several banks and other financial institutions or entities from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and JPMorgan Chase Bank, N.A., as Issuing Lender and Swingline Lender, and the other agents from time to time parties thereto. (2)

10.2	Amendment No. 2 to the Credit Agreement, dated as of August 24, 2012, by and among DaVita Inc., the several banks and other financial institutions or entities from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and JPMorgan Chase Bank, N.A., as Issuing Lender and Swingline Lender, and the other agents from time to time parties thereto. (1)

10.3	Amendment to Agreement and Plan of Merger, by and among, the Company, Seismic Acquisition LLC, a California limited liability company and wholly-owned subsidiary of the Company, HealthCare Partners Holdings, LLC, a California limited liability company and with respect to the MR Provisions, Robert D. Moser as the member representative, dated as of July 6, 2012.(3)

10.4	Escrow Agreement, dated as of August 28, 2012, by and among DaVita Inc., The Bank of New York Mellon Trust Company, N.A., as trustee, The Bank of New York Mellon Trust Company, N.A., as escrow agent and The Bank of New York Mellon Trust Company, N.A., as bank and securities intermediary. (1)

12.1	Ratio of earnings to fixed charges. ✓

31.1	Certification of the Chief Executive Officer, dated October 31, 2012, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

31.2	Certification of the Chief Financial Officer, dated October 31, 2012, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

32.1	Certification of the Chief Executive Officer, dated October 31, 2012, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

32.2	Certification of the Chief Financial Officer, dated October 31, 2012, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation, Linkbase Document.

✓	Filed herewith.
(1)	Filed on August 28, 2012 as an exhibit to the Company’s Current Report on Form 8-K.
(2)	Filed on September 18, 2012 as an exhibit to the Company’s Current Report on Form 8-K.
(3)	Filed on July 9, 2012 as an exhibit to the Company’s Current Report on Form 8-K.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAVITA INC.

BY:	/S/ JAMES K. HILGER
James K. Hilger Interim Chief Financial Officer and Chief Accounting Officer*

Date: October 31, 2012

*	Mr. Hilger has signed both on behalf of the Registrant as a duly authorized officer and as the Registrant’s principal accounting officer.

INDEX TO EXHIBITS

Exhibit Number

4.1	Indenture for the 5.750% Senior Notes due 2022, by and among the Company, the Guarantors named therein, and the Bank of New York Mellon Trust Company, N.A., dated as of August 28, 2012. (1)

4.2	Form of 5.750% Senior Notes due 2022 and related Guarantee (included in Exhibit 4.1). (1)

10.1	Amendment No. 1, dated as of August 14, 2012, to the Credit Agreement, dated as of October 20, 2010, by and among DaVita Inc., the several banks and other financial institutions or entities from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and JPMorgan Chase Bank, N.A., as Issuing Lender and Swingline Lender, and the other agents from time to time parties thereto. (2)

10.2	Amendment No. 2 to the Credit Agreement, dated as of August 24, 2012, by and among DaVita Inc., the several banks and other financial institutions or entities from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and JPMorgan Chase Bank, N.A., as Issuing Lender and Swingline Lender, and the other agents from time to time parties thereto. (1)

10.3	Amendment to Agreement and Plan of Merger, by and among, the Company, Seismic Acquisition LLC, a California limited liability company and wholly-owned subsidiary of the Company, HealthCare Partners Holdings, LLC, a California limited liability company and with respect to the MR Provisions, Robert D. Moser as the member representative, dated as of July 6, 2012.(3)

10.4	Escrow Agreement, dated as of August 28, 2012, by and among DaVita Inc., The Bank of New York Mellon Trust Company, N.A., as trustee, The Bank of New York Mellon Trust Company, N.A., as escrow agent and The Bank of New York Mellon Trust Company, N.A., as bank and securities intermediary. (1)

12.1	Ratio of earnings to fixed charges. ✓

31.1	Certification of the Chief Executive Officer, dated October 31, 2012, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

31.2	Certification of the Chief Financial Officer, dated October 31, 2012, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

32.1	Certification of the Chief Executive Officer, dated October 31, 2012, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

32.2	Certification of the Chief Financial Officer, dated October 31, 2012, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation, Linkbase Document.

✓	Filed herewith.
(1)	Filed on August 28, 2012 as an exhibit to the Company’s Current Report on Form 8-K.
(2)	Filed on September 18, 2012 as an exhibit to the Company’s Current Report on Form 8-K.
(3)	Filed on July 9, 2012 as an exhibit to the Company’s Current Report on Form 8-K.