Form 10-K
period 2012-12-31
DAVITA HEALTHCARE PARTNERS INC.
filed 2013-03-01
CIK 927066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

For the Fiscal Year Ended December 31, 2012

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-14106

DAVITA HEALTHCARE PARTNERS INC.

2000 16th Street

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 29, 2012, the number of shares of the Registrant’s common stock outstanding was approximately 94.5 million shares and the aggregate market value of the common stock outstanding held by non-affiliates based upon the closing price of these shares on the New York Stock Exchange was approximately $9.3 billion.

As of January 31, 2013, the number of shares of the Registrant’s common stock outstanding was approximately 105.5 million shares and the aggregate market value of the common stock outstanding held by non-affiliates based upon the closing price of these shares on the New York Stock Exchange was approximately $12.2 billion.

Documents incorporated by reference

Portions of the Registrant’s proxy statement for its 2013 annual meeting of stockholders are incorporated by reference in Part III of this Form 10-K.

PART I

Item 1.	Business

We were incorporated as a Delaware corporation in 1994. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are made available free of charge through our website, located at http://www.davita.com, as soon as reasonably practicable after the reports are filed with or furnished to the Securities and Exchange Commission (SEC). The SEC also maintains a website at http://www.sec.gov where these reports and other information about us can be obtained. The contents of our website are not incorporated by reference into this report.

Overview of DaVita HealthCare Partners Inc.

With our recent acquisition of HealthCare Partners Holdings, LLC (HCP) on November 1, 2012, we believe the Company is well positioned to capitalize on anticipated trends in U.S. healthcare, including our continued growth opportunities in dialysis care services as well as growth in managed healthcare services, especially to the Medicare-eligible population.

As a result of the acquisition, the Company now primarily operates two major lines of business and, to a lesser extent, various other ancillary services and strategic initiatives, which includes our international dialysis operations. Our largest line of business is our U.S. dialysis and related lab services business, which is a leading provider of kidney dialysis services in the U.S. for patients suffering from chronic kidney failure, also known as end stage renal disease (ESRD). Our other major line of business is HCP, which is a patient- and physician-focused integrated health care delivery and management company with nearly three decades of providing coordinated, outcomes-based medical care in a cost-effective manner.

On November 1, 2012 we completed our acquisition of HCP pursuant to an Agreement and Plan of Merger dated May 20, 2012, whereby HCP became a wholly-owned subsidiary of the Company. HCP is one of the country’s largest operators of medical groups and physician networks generating approximately $2.4 billion in annual revenues and approximately $488 million in operating income for the year ended December 31, 2011. The operating results of HCP are included in our consolidated financial results from November 1, 2012.

The total consideration paid at closing for all of the outstanding common units of HCP was approximately $4.70 billion, which consisted of $3.64 billion in cash, net of cash acquired, and 9,380,312 shares of our common stock valued at approximately $1.06 billion. The total acquisition consideration is subject to a post-closing working capital adjustment. The acquisition agreement also provides that as further consideration, we will pay the common unit holders of HCP a total of up to $275 million in cash if certain performance targets are achieved by HCP in 2012 and 2013.

In conjunction with the acquisition, we amended our Senior Secured Credit Agreement (the Credit Agreement) to allow for additional borrowings of $3.0 billion and also issued new senior notes for $1.25 billion, all of which was used to finance the acquisition, pay-off a portion of our and HCP’s existing debt, and to pay fees and expenses.

For financial information about our reportable segments please read “Note 24—Segment Reporting” to the consolidated financial statements included in this report.

U.S. dialysis and related lab services business

Our U.S. dialysis and related lab services business is a leading provider of kidney dialysis services for patients suffering from chronic kidney failure or ESRD. As of December 31, 2012, we provided dialysis and administrative services through a network of 1,954 outpatient dialysis centers in the U.S. throughout 44 states and the District of Columbia, serving a total of approximately 153,000 patients. We also provide acute inpatient dialysis services in approximately 970 hospitals and related laboratory services throughout the U.S. Our U.S. dialysis and related lab services business accounted for approximately 86% of our 2012 consolidated net revenues. On a pro-forma basis, our U.S. dialysis and related lab services business net revenues for fiscal 2012 would have represented approximately 68% of our consolidated net revenues assuming HCP was acquired on January 1, 2012. All references in this document to dialysis and related lab services refer only to our U.S. dialysis and related lab services business.

HealthCare Partners business

HCP is a patient- and physician-focused integrated health care delivery and management company with nearly three decades of providing coordinated, outcomes-based medical care in a cost-effective manner. Through capitation contracts with some of the nation’s leading health plans, as of December 31, 2012 HCP had approximately 724,000 current members under its care in southern California, central and south Florida, and southern Nevada. Of these, approximately 201,000 individuals were patients enrolled in Medicare Advantage. The remaining approximately 523,000 individuals were managed care members whose health coverage is provided through their employer or who have individually acquired health coverage directly from a health plan or as a result of their eligibility for Medicaid benefits. Additionally, HCP operates in its New Mexico market under a fee-for-service reimbursement structure. In addition to its managed care business, during the year ended December 31, 2012, HCP provided care in all markets to over 530,000 patients whose health coverage is structured on a fee-for-service basis, including patients enrolled through traditional Medicare and Medicaid programs, preferred provider organizations and other third-party payors. On a pro-forma basis, HCP’s business net revenues for fiscal 2012 would have represented approximately 26% of our consolidated net revenues assuming HCP was acquired on January 1, 2012.

The patients of HCP’s associated physicians, physician groups and independent practice associations (IPAs) benefit from an integrated approach to medical care that places the physician at the center of patient care. As of December 31, 2012, HCP delivered services to its members via a network of over 2,000 associated group and other network primary care physicians, 145 network hospitals, and several thousand associated group and network specialists. Together with hundreds of case managers, registered nurses and other care coordinators, these medical professionals utilize a comprehensive information technology system, sophisticated risk management techniques and clinical protocols to provide high-quality, cost-effective care to HCP’s members.

Ancillary services and strategic initiatives businesses

As of December 31, 2012, our ancillary services and strategic initiatives consisted primarily of pharmacy services, infusion therapy services, disease management services, vascular access services, ESRD clinical research, physician services, direct primary care and our international dialysis operations. Our ancillary services and strategic initiatives, including our international operations but excluding discontinued operations, accounted for approximately 8% of our consolidated net revenues for the year ended December 31, 2012, and relate primarily to our core business of providing kidney care services. On a pro-forma basis, our ancillary services and strategic initiatives net revenues for fiscal 2012 would have represented approximately 6% of our consolidated net revenues assuming HCP was acquired on January 1, 2012.

The dialysis and related lab services business

Industry overview

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

According to United States Renal Data System, there were approximately 415,000 ESRD dialysis patients in the U.S. in 2010 and the underlying ESRD dialysis patient population has grown at an approximate compound rate of 4.0% from 2000 to 2010, the latest period for which such data is available. The growth rate is attributable to the aging of the population, increased incidence rates for diseases that cause kidney failure such as diabetes and hypertension, lower mortality rates for dialysis patients and growth rates of minority populations with higher than average incidence rates of ESRD.

Since 1972, the federal government has provided health care coverage for ESRD patients under the Medicare ESRD program regardless of age or financial circumstances. ESRD is the first and only disease state eligible for Medicare coverage both for dialysis and dialysis-related services and for all benefits available under the Medicare program. For patients with Medicare coverage, all ESRD payments for dialysis treatments are made under a single bundled payment rate. See page 6 for further details.

Although Medicare reimbursement limits the allowable charge per treatment, it provides industry participants with a relatively predictable and recurring revenue stream for dialysis services provided to patients without commercial insurance. For the year ended December 31, 2012, approximately 90% of our total dialysis patients were under government-based programs, with approximately 79% of our dialysis patients under Medicare and Medicare-assigned plans.

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

Hospital inpatient hemodialysis services are required for patients with acute kidney failure primarily resulting from trauma, patients in early stages of ESRD, and ESRD patients who require hospitalization for other reasons. Hospital inpatient hemodialysis is generally performed at the patient’s bedside or in a dedicated treatment room in the hospital, as needed.

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

Peritoneal dialysis uses the patient’s peritoneal or abdominal cavity to eliminate fluid and toxins and is typically performed at home. The most common methods of peritoneal dialysis are continuous ambulatory peritoneal dialysis (CAPD), and continuous cycling peritoneal dialysis (CCPD). Because it does not involve going to an outpatient dialysis center three times a week for treatment, peritoneal dialysis is an alternative to hemodialysis for patients who are healthier, more independent and desire more flexibility in their lifestyle. However, peritoneal dialysis is not a suitable method of treatment for many patients, including patients who are unable to perform the necessary procedures and those at greater risk of peritoneal infection.

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

Dialysis and related lab services we provide

Outpatient hemodialysis services

As of December 31, 2012, we operated or provided administrative services through a network of 1,954 outpatient dialysis centers in the U.S. that are designed specifically for outpatient hemodialysis. In 2012, our overall network of U.S. outpatient dialysis centers increased by 145 primarily as a result of acquisitions and the opening of new centers, net of center closures and divestitures, representing a total increase of approximately 8.0%.

As a condition of our enrollment in Medicare for the provision of dialysis services, we contract with a nephrologist or a group of associated nephrologists to provide medical director services at each of our dialysis centers. In addition, other nephrologists may apply for practice privileges to treat their patients at our centers. Each center has an administrator, typically a registered nurse, who supervises the day-to-day operations of the center and its staff. The staff of each center typically consists of registered nurses, licensed practical or vocational nurses, patient care technicians, a social worker, a registered dietician, biomedical technician support and other administrative and support personnel.

Under Medicare regulations, we cannot promote, develop or maintain any kind of contractual relationship with our patients that would directly or indirectly obligate a patient to use or continue to use our dialysis services, or that would give us any preferential rights other than those related to collecting payments for our services. Our total patient turnover which is based upon all causes averaged approximately 30% per year for the last two years. However, in 2012, the overall number of patients to whom we provided services in the U.S. increased by approximately 8%, primarily from the opening of new centers and acquisitions, continued growth within the industry and lower mortality rates.

Home-based hemodialysis services

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

Hospital inpatient hemodialysis services

As of December 31, 2012, we provided hospital inpatient hemodialysis services, excluding physician services, to patients in approximately 970 hospitals throughout the U.S. We render these services for a contracted per-treatment fee that is individually negotiated with each hospital. When a hospital requests our services, we typically administer the dialysis treatment at the patient’s bedside or in a dedicated treatment room in the hospital, as needed. Hospital inpatient hemodialysis services are required for patients as discussed above. In 2012, hospital inpatient hemodialysis services accounted for approximately 4.5% of our total U.S. dialysis treatments.

ESRD laboratory services

We own two separately incorporated, licensed, clinical laboratories which specialize in ESRD patient testing. These specialized laboratories provide routine laboratory tests for dialysis and other physician-prescribed laboratory tests for ESRD patients. Our laboratories provide these tests predominantly for our network of ESRD patients throughout the U.S. These tests are performed to monitor a patient’s ESRD condition, including the adequacy of dialysis, as well as other medical conditions. Our laboratories utilize information systems which provide information to certain members of the dialysis centers’ staff and medical directors regarding critical outcome indicators.

Management services

We currently operate or provide management and administrative services to 25 outpatient dialysis centers located in the U.S. in which we either own a minority equity investment or are wholly-owned by third parties. These services are provided pursuant to management and administrative services agreements. Management fees are established by contract and are recognized as earned typically based on a percentage of revenues or cash collections generated by the outpatient dialysis centers.

Quality care

We employ 239 clinical service teammates in our dialysis and related lab services business. The primary focus of this group is assuring and facilitating processes that aim to achieve superior clinical outcomes at our centers.

Our physician leadership in the Office of the Chief Medical Officer (OCMO) for our dialysis and related lab services business includes eight senior nephrologists, led by our Chief Medical Officer, with a variety of academic, clinical practice, and clinical research backgrounds. Our Physician Council is an advisory body to senior management. The physician counsel is currently composed of ten physicians with extensive experience in clinical practice in addition to the members of OCMO and currently six Group Medical Directors.

Sources of revenue—concentrations and risks

Our dialysis and related lab services business net revenues represent approximately 86% of our consolidated net revenues for the year ended December 31, 2012, with the balance of our revenues from HCP and our ancillary services and strategic initiatives which also includes our international dialysis operations. On a pro-forma basis, our dialysis and related lab services business net revenues for fiscal 2012 would have represented approximately 68% of our consolidated net revenues assuming HCP was acquired on January 1, 2012. Our dialysis and related lab services revenues are derived primarily from our core business of providing kidney dialysis services, the administration of pharmaceuticals, related laboratory services and to a lesser extent management fees generated from providing management and administrative services to certain outpatient dialysis centers, as discussed above.

The sources of our dialysis and related lab services revenues are principally from government-based programs, including Medicare and Medicare-assigned plans, Medicaid and Medicaid-assigned plans and commercial insurance plans.

The following table summarizes our U.S. dialysis and related lab services revenues by source for the year ended December 31, 2012:

Revenue percentages
Medicare and Medicare-assigned plans	59%
Medicaid and Medicaid-assigned plans	5%
Other government-based programs	2%

Total government-based programs	66%
Commercial (including hospital inpatient dialysis services)	34%

Total dialysis and related lab services revenues	100%

The following table summarizes our U.S. dialysis and related lab services revenues by modality for the year ended December 31, 2012:

Revenue percentages
Outpatient hemodialysis centers	80%
Peritoneal dialysis and home-based hemodialysis	15%
Hospital inpatient hemodialysis	5%

Total dialysis and related lab services revenues	100%

Medicare revenue

For patients with Medicare coverage, all ESRD payments for dialysis treatments are made under a single bundled payment rate which provides a fixed payment rate to encompass all goods and services provided during the dialysis treatment, including pharmaceuticals that were historically separately reimbursed to the dialysis providers, such as Epogen® (EPO), vitamin D analogs and iron supplements, irrespective of the level of pharmaceuticals administered or additional services performed. Most lab services that used to be paid directly to laboratories are also included in the bundled payment. The bundled payment rate is also adjusted for certain patient characteristics, a geographic usage index and certain other factors.

Another important provision in the law is an annual adjustment, or market basket update, to the ESRD Prospective Payment System base rate (PPS). Absent action by Congress the PPS base rate will be automatically updated by a formulaic inflation adjustment.

On November 1, 2011, the Centers for Medicare & Medicaid Services (CMS) issued the final ESRD PPS rule for 2012, which increased the base rate by 2.1%, representing a market basket increase of 3.0% less a productivity adjustment of 0.9%.

On November 9, 2012, CMS issued the final ESRD PPS rule for 2013. The base rate will increase by 2.3%, resulting from a market basket increase of 2.9% less a productivity adjustment of 0.6%. This increase in the ESRD PPS base rate could be reduced by the Budget Control Act of 2011 sequestration, discussed below. The final rule implements the reduction in bad debt payments to dialysis facilities (as well as to all other providers eligible for bad debt payments) mandated under the Middle Class Tax Extension and Job Creation Act of 2012 and adds new quality reporting measures.

On December 7, 2012, the U.S. General Accountability Office (GAO) released a letter report entitled “End-Stage Renal Disease: Reduction in Drug Utilization Suggests Bundled Payment is Too High”. The GAO found ESRD drug utilization in 2011 was about 23% lower, on average, than it was in 2007. This was primarily the result of a decline in EPO usage. The GAO concluded the bundled payment rate was excessive given the changes in ESRD drug utilization. Because the Department of Health and Human Services (HHS) claimed it did not have authority to rebase the bundled payment rate, GAO recommended Congress should require the Secretary of HHS to take such action.

Subsequently, on January 1, 2013, Congress passed the American Taxpayer Relief Act of 2012 which includes a provision that incorporates the GAO’s recommendations. This Act directs CMS to compare the utilization of drugs and biologicals (EPO and other former composite drugs) from 2007 (before the ESRD PPS) to the utilization after the implementation of the ESRD PPS in 2012 and adjust the ESRD PPS rate to account for reductions in utilization of these drugs. The adjustment also must account for the most current data on average sales prices and changes in prices for drugs reflected in the ESRD market basket percentage increase. The adjustment would apply to services furnished on or after January 1, 2014, which could significantly reduce the Medicare reimbursements we receive under the bundle payment system. The Congressional Budget Office (CBO) projected budget savings of approximately $5 billion over ten years. In addition, GAO is required to produce an updated report to later than December 31, 2015.

As a result of the Budget Control Act of 2011 and subsequent activity in Congress, the federal government is faced with a $1.2 trillion sequester (across-the-board spending cuts) in discretionary programs. In particular, Medicare providers face a maximum of a 2% reduction in reimbursements in fiscal year 2013. Under the American Taxpayer Relief Act of 2012, the sequester was postponed until March 1, 2013. Should Congress fail to act by that date, the sequestration will take effect. The across-the-board cuts pursuant to the sequester will likely have an adverse affect on our revenues, earnings and cash flows.

In addition, under the original ESRD PPS statute and regulations, beginning January 1, 2014, certain oral-only ESRD drugs (currently paid separately to pharmacies under Medicare Part D) would have been included in the ESRD bundled payment to dialysis facilities. Under the American Taxpayer Relief Act of 2012, the inclusion of oral-only medications in the bundled rate will be delayed until January 1, 2016. Inadequate pricing could have a significant negative financial impact on our dialysis facilities given the volume and value of these drugs.

ESRD patients receiving dialysis services become eligible for primary Medicare coverage at various times, depending on their age or disability status, as well as whether they are covered by a commercial insurance plan. Generally, for a patient not covered by a commercial insurance plan, Medicare becomes the primary payor for ESRD patients receiving dialysis services either immediately or after a three-month waiting period. For a patient covered by a commercial insurance plan, Medicare generally becomes the primary payor after 33 months, which includes a three month waiting period, or earlier if the patient’s commercial insurance plan coverage terminates. When Medicare becomes the primary payor, the payment rate we receive for that patient shifts from the commercial insurance plan rate to the Medicare payment rate.

Medicare pays 80% of the amount set by the Medicare system for each covered dialysis treatment. The patient is responsible for the remaining 20%. In most cases, a secondary payor, such as Medicare supplemental insurance, a state Medicaid program or a commercial health plan, covers all or part of these balances. Some patients, who do not qualify for Medicaid but otherwise cannot afford secondary insurance, can apply for premium payment assistance from charitable organizations through a program offered by the American Kidney Fund. We and other dialysis providers support the American Kidney Fund and similar programs through voluntary contributions. If a patient does not have secondary insurance coverage, we are generally unsuccessful in our efforts to collect from the patient the 20% portion of the ESRD composite rate that Medicare does not pay. However, we are able to recover some portion of this unpaid patient balance from Medicare through an established cost reporting process by identifying these Medicare bad debts on each center’s Medicare cost report. As noted above, the Middle Class Tax Extension and Job Creation Act of 2012 mandated reductions in the amount of Medicare bad debt that dialysis centers may recover. These reductions begin in 2013 and increase in 2014.

Certain operating expenditures, such as labor and supply costs, are subject to inflation, and without a compensating inflation-based increase in the bundled payment rate system, could significantly impact our operating results.

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

Commercial revenue

Before a patient becomes eligible to have Medicare as their primary payor for dialysis services, a patient’s commercial insurance plan, if any, is responsible for payment of such dialysis services. Although commercial payment rates vary, average commercial payment rates are generally significantly higher than Medicare rates. The payments we receive from commercial payors generate nearly all of our profits. Payment methods from commercial payors include a single lump-sum per treatment, referred to as bundled rates, and in some cases separate payments for treatments and pharmaceuticals, if used as part of the treatment, referred to as fee for service rates. Commercial payment rates are the result of negotiations between us and insurers or third-party administrators. Our out-of-network payment rates are on average higher than in-network payment rates. In 2012, we continued to enter into some commercial contracts, covering certain patients that will primarily pay us a single bundled payment rate for all dialysis services provided to these patients. However, some of the contracts will pay us for certain other services and pharmaceuticals in addition to the bundled payment. These contracts typically contain annual price escalator provisions. We are continuously in the process of negotiating agreements with our commercial payors and if our negotiations result in overall commercial rate reductions in excess of our commercial rate increases, our revenues and operating results could be negatively impacted. In addition, if there is an increase in job losses in the U.S., or depending upon changes to the healthcare regulatory system, we could experience a decrease in the number of patients covered under commercial insurance plans.

Approximately 34% of our dialysis and related lab services revenues and approximately 10% of our dialysis patients were associated with commercial payors for the year ended December 31, 2012. Our commercial patients as a percentage of our total dialysis patients declined in 2012 and 2011, but the actual number of commercial patients has increased during these same periods. Less than 1% of our dialysis and related lab services revenues are due directly from patients. No single commercial payor accounted for more than 10% of total dialysis and related lab services revenues for the year ended December 31, 2012.

Revenue from EPO and other pharmaceuticals

Approximately 5% of our total dialysis and related lab services revenues for the year ended December 31, 2012 are associated with the administration of physician-prescribed pharmaceuticals that are separately billable, which help improve clinical outcomes when included with the dialysis treatment. These pharmaceuticals include EPO, vitamin D analogs and iron supplements.

EPO is an erythropoiesis stimulating agent (ESA), genetically-engineered form of a naturally occurring protein that stimulates the production of red blood cells. EPO is used in connection with all forms of dialysis to treat anemia, a medical complication most ESRD patients experience. The administration of EPO, when separately billable, accounted for approximately 3% of our dialysis and related lab services revenues for the year ended December 31, 2012.

The percentage of revenue that we generate from separately billable pharmaceuticals as a result of operating under Medicare’s single bundled payment rate system, continue to decline, whereby pharmaceuticals, including EPO, are included in a single bundled payment. In addition, we also continue to enter into some commercial contracts covering certain patients that also pay us under a single bundled rate for all dialysis services provided to these patients.

EPO is produced by a single manufacturer, Amgen. Any interruption of supply or product cost increases could adversely affect our operations. In 2012 and 2011, we experienced an increase in the unit cost of EPO. In December 2012 we entered into an amendment to our agreement with Amgen that makes non-material changes to certain terms of the agreement for the period from January 1, 2013 through December 31, 2013. Under the terms of the original agreement before the amendment, we were required to purchase EPO in amounts necessary to meet no less than 90% of our requirements of ESAs and are still required to do so after 2013. In addition, all of the other conditions as specified in the original agreement entered into in November 2011 still apply.

Since late 2006, there has been significant media discussion and government scrutiny regarding anemia management practices in the U.S., which has created confusion and concern in the nephrology community. In late 2006, the U.S. House of Representatives Ways and Means Committee held a hearing on the issue of the utilization of ESAs, which include EPO, and in 2007, the Food and Drug Administration (FDA) required changes to the labeling of EPO and Aranesp® to include a black box warning, the FDA’s strongest form of warning label. An FDA advisory panel on ESA use met in October 2010, which meeting was similar to the prior meeting held in 2007 in that there was significant discussion and concern about the safety of ESAs. The panel concluded it would not recommend a change in ESA labeling. However, the FDA is not bound by the panel’s recommendation. In June 2011, the FDA required that the black box warning be slightly revised and also include more conservative dosing recommendations for patients with CKD. In addition, in June 2011, CMS opened a National Coverage Analysis (NCA), for ESAs. Further, in January 2011, CMS convened a meeting of the Medicare Evidence Development and Coverage Advisory Committee (MEDCAC), to evaluate evidence for the pending NCA. In June 2011, CMS determined not to issue a national coverage determination for ESAs due to a lack of available evidence to establish coverage criteria or limitations.

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

Physician relationships

An ESRD patient generally seeks treatment at an outpatient dialysis center near his or her home where his or her treating nephrologist has practice privileges. Our relationships with local nephrologists and our ability to meet their needs and the needs of their patients are key factors in the success of our dialysis operations. Approximately 4,600 nephrologists currently refer patients to our outpatient dialysis centers. As is typical in the dialysis industry, one or a few physicians, including the outpatient dialysis center’s medical director, usually account for all or a significant portion of an outpatient dialysis center’s patient base.

Participation in the Medicare ESRD program requires that dialysis services at an outpatient dialysis center be under the general supervision of a medical director who is a licensed physician. We have engaged physicians or groups of physicians to serve as medical directors for each of our outpatient dialysis centers. At some outpatient dialysis centers, we also separately contract with one or more other physicians to serve as assistant or associate medical directors or to direct specific programs, such as home dialysis training programs. We have contracts with approximately 1,900 individual physicians and physician groups to provide medical director services.

Medical directors for our dialysis centers enter into written contracts with us that specify their duties and fix their compensation generally for periods of ten years. The compensation of our medical directors is the result of arm’s length negotiations and generally depends upon an analysis of various factors such as the physician’s duties, responsibilities, professional qualifications and experience, among others.

Our medical director contracts for our dialysis centers generally include covenants not to compete. Also, when we acquire an outpatient dialysis center from one or more physicians or where one or more physicians own minority interests in our outpatient dialysis centers, these physicians have agreed to refrain from owning interests in other competing outpatient dialysis centers within a defined geographic area for various time periods. These non-compete agreements restrict the physicians from owning or providing medical director services to other outpatient dialysis centers, but do not prohibit the physicians from referring patients to any outpatient dialysis center, including competing centers. Many of these non-compete agreements continue for a period of time beyond expiration of the corresponding medical director agreements, although some expire at the same time as the medical director agreement. Occasionally, we experience competition from a new outpatient dialysis center established by a former medical director following the termination of his or her relationship with us.

If a significant number of physicians, including an outpatient dialysis center’s medical directors, were to cease referring patients to our outpatient dialysis centers, our business could be adversely affected.

Government regulation

Our dialysis operations are subject to extensive federal, state and local governmental regulations. These regulations require us to meet various standards relating to, among other things, government payment programs, dialysis facilities and equipment, management of centers, personnel qualifications, maintenance of proper records, and quality assurance programs and patient care.

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

•	Claims for monetary damages from patients who believe their protected health information (PHI) has been used or disclosed in violation of federal and state patient privacy laws;

•	Mandated changes to our practices or procedures that significantly increase operating expenses; or

•	Refunds of payments received from government payors and government health care program beneficiaries because of any failures to meet applicable requirements.

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

Federal anti-kickback statute

The anti-kickback statute contained in the Social Security Act imposes criminal and civil sanctions on persons who receive, make, offer or solicit payments in return for:

•	The referral of a Medicare or Medicaid patient for treatment;

•	The ordering or purchasing of items or services that are paid for in whole or in part by Medicare, Medicaid or similar federal and state programs; or

•	Arranging for or recommending the ordering or purchasing of such items.

Federal criminal penalties for the violation of the anti-kickback statute include imprisonment, fines and exclusion of the provider from future participation in the Medicare and Medicaid programs. Violations of the anti-kickback statute are punishable by imprisonment for up to five years and fines of up to $25,000 or both. Larger fines can be imposed upon corporations under the provisions of the U.S. Sentencing Guidelines and the Alternate Fines Statute. Individuals and entities convicted of violating the anti-kickback statute are subject to mandatory exclusion from participation in Medicare, Medicaid and other federal healthcare programs for a minimum of five years. Civil penalties for violation of this law include up to $50,000 in monetary penalties per violation, repayments of up to three times the total payments between the parties and suspension from future participation in Medicare and Medicaid. Court decisions have also held that the statute is violated whenever one of the purposes of remuneration is to induce referrals. The Health Reform Acts amended the anti-kickback statute to lower the standard of proof for the intent requirement that the government must make in order to obtain a conviction. The government does not have to prove that the defendant knew of the existence of the anti-kickback statute or had the specific intent to violate it. In addition, the Health Reform Acts amended the anti-kickback statute to provide that any claims submitted from an arrangement that violates the anti-kickback statute are false claims under the False Claims Act.

The Department of HHS regulations create exceptions or “safe harbors” for some business transactions and arrangements. Transactions and arrangements structured within these safe harbors are deemed to not violate the anti-kickback statute. A business transaction or arrangement must satisfy every element of a safe harbor to be protected by that safe harbor. Transactions and arrangements that do not satisfy all elements of a relevant safe harbor do not necessarily violate the statute, but can be subject to greater scrutiny by enforcement agencies.

Our medical directors refer patients to our dialysis centers, and these arrangements, by which we pay them for their medical director services, must be in compliance with the federal anti-kickback statute. Among the available safe harbors is one for personal services furnished for fair market value. However, most of our agreements with our medical directors do not satisfy all seven of the requirements of the personal services safe harbor. We believe that because of the nature of our medical directors’ duties, it is impossible to satisfy the anti-kickback safe-harbor requirement that services provided under an agreement on a part-time basis must specify the schedule of intervals of service, and their precise length and the exact charge for such intervals. Accordingly, while we believe that our agreements with our medical directors for our dialysis centers satisfy as many of the elements of this safe harbor as we believe is reasonably possible, our arrangements do not qualify for safe harbor protection, as precise scheduling is not possible. We also note that there is little guidance available as to what constitutes fair market value for medical director services. We believe that our agreements do not violate the federal anti-kickback statute; however, since the arrangements do not satisfy all of the requirements for safe harbor protection, these arrangements could be challenged.

We own a controlling interest in numerous U.S. dialysis related joint ventures. For the year ended December 31, 2012, these joint ventures represented approximately 19% of our dialysis and related lab services revenues. In addition, we also own minority equity investments in several other dialysis related joint ventures. Our relationships with physicians and other referral sources relating to these joint ventures are required to comply with the anti-kickback statute. Although there is a safe harbor for certain investment interests in small entities, our joint ventures do not satisfy all of the elements of the safe harbor under the federal anti-kickback statute. Under current law, physician joint ventures are not prohibited but instead require a case-by-case evaluation under the anti-kickback statute. We have structured our joint ventures to satisfy as many safe harbor requirements as we believe are reasonably possible. We believe that these investments are offered on a fair market value basis and provide returns to the physician investors only in proportion to their actual investment in the venture. We believe that our agreements do not violate the federal anti-kickback statute; however, since the arrangements do not satisfy all of the requirements for safe harbor protection, these arrangements could be challenged. In that regard, we have been advised by the attorneys conducting the 2010 U.S. Attorney Physician Relationship Investigation that they believe that the general structure of our joint ventures does not comply with the anti-kickback statute and the False Claims Act. We disagree that our joint venture structure, which we believe is widely used in the dialysis industry and other segments of the healthcare industry substantially in the form that we use it, violates the federal anti-kickback statute or the False Claims Act. However, if our joint ventures are found to be in violation of the anti-kickback statute, the False Claims Act or the Stark Law provisions, we could be required to restructure the joint ventures or refuse to accept referrals for DHS from the physicians with whom the joint venture centers have a financial relationship.

As of December 31, 2012, we lease space for approximately 610 of our dialysis centers from entities in which physicians, hospitals or medical groups hold ownership interests and we sublease space to referring physicians at approximately 210 of our dialysis centers. These arrangements must be in compliance with the anti-kickback statute. We believe that we meet the elements of the safe harbor for space rentals in all material respects.

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

Stark Law

Another federal law, known as the Stark Law, prohibits a physician who has a financial relationship, or who has an immediate family member who has a financial relationship, with entities providing designated health services (DHS), from referring Medicare patients to such entities for the furnishing of such services, unless an exception applies. Stark Law DHS include home health services, outpatient prescription drugs, inpatient and outpatient hospital services and clinical laboratory services. The Stark Law also prohibits the DHS entity receiving a prohibited referral from filing a claim or billing for the services arising out of the prohibited referral. The prohibition applies regardless of the reasons for the financial relationship and the referral; unlike the federal anti-kickback statute, intent to induce referrals is not required. Sanctions for violation of the Stark Law include denial of payment for claims for services provided in violation of the prohibition, refunds of amounts collected in violation, a civil penalty of up to $15,000 for each service arising out of the prohibited referral, exclusion from the federal healthcare programs, including Medicare and Medicaid and a civil penalty of up to $100,000 against parties that enter into a scheme to circumvent the Stark Law prohibition. Stark Law violations also can form the basis for False Claims Act liability. The types of financial arrangements between a physician and a DHS entity that trigger the self-referral prohibitions of the Stark Law are broad and include direct and indirect ownership and investment interests and compensation arrangements.

CMS has adopted implementing regulations under the Stark Law, collectively, Stark Regulations. CMS has not yet adopted implementing regulations regarding application of the Stark Law to Medicaid, but has indicated that it anticipates issuing additional regulations regarding the application of the Stark Law to Medicaid referrals.

The definition of DHS under the Stark Law excludes services paid under a composite rate, even if some of the components bundled in the composite rate are DHS. Although the new ESRD bundled payment system is no longer titled a composite rate, we believe that the former composite rate payment system and the current bundled system are both composite systems excluded from the Stark Law. Since most services furnished to Medicare beneficiaries provided in our dialysis centers are reimbursed through a composite or bundled rate, the services performed in our facilities generally are not DHS, and the Stark Law referral prohibition does not apply to those services. The definition of DHS also excludes inpatient dialysis performed in hospitals that are not certified to provide ESRD services. Consequently, our arrangements with such hospitals for the provision of dialysis services to hospital inpatients do not trigger the Stark Law referral prohibition.

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

While we believe that most of our operations do not implicate the Stark Law, particularly under the ESRD bundled payment system, and that to the extent that our dialysis centers furnish DHS, they either meet an exception or do not bill for services that do not meet a Stark Law exception, if CMS determined that we have submitted claims in violation to the Stark Law, we would be subject to the penalties described above. In addition, it might be necessary to restructure existing compensation agreements with our medical directors and to repurchase or to request the sale of ownership interests in subsidiaries and partnerships held by referring physicians or, alternatively, to refuse to accept referrals for DHS from these physicians. Any such penalties and restructuring could have a material adverse effect on our operations.

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

Fraud and abuse under state law

Many states in which we operate dialysis centers have statutes prohibiting physicians from holding financial interests in various types of medical facilities to which they refer patients. Some of these statutes could be interpreted as prohibiting physicians who hold shares of our publicly traded stock from referring patients to our dialysis centers if the centers use our laboratory subsidiary to perform laboratory services for their patients. Some states also have laws similar to the federal anti-kickback statute that may affect our ability to receive referrals from physicians with whom we have financial relationships, such as our medical directors. Some state anti-kickback statutes also include civil and criminal penalties. Some of these statutes include exemptions applicable to our medical directors and other physician relationships or for financial interests limited to shares of publicly traded stock. Some, however, include no explicit exemption for medical director services or other services for which we contract with and compensate referring physicians or for joint ownership interests of the type held by some of our referring physicians or for financial interests limited to shares of publicly traded stock. If these statutes are interpreted to apply to referring physicians with whom we contract for medical director and similar services, to referring physicians with whom we hold joint ownership interests or to physicians who hold interests in DaVita HealthCare Partners Inc. limited solely to our publicly traded stock, we may be required to terminate or restructure some or all of our relationships with or refuse referrals from these referring physicians and could be subject to civil and administrative sanctions, refund requirements and exclusions from government healthcare programs, including Medicare and Medicaid. Such events could negatively affect the decision of referring physicians to refer patients to our centers.

The False Claims Act

The False Claims Act (FCA) is a means of policing false bills or false requests for payment in the healthcare delivery system. In part, the FCA authorizes the imposition of up to three times the government’s damages and civil penalties on any person who:

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

In addition, amendments to the FCA impose severe penalties for the knowing and improper retention of overpayments collected from government payors. Within 60 days of identifying an overpayment, a provider is required to notify CMS or the Medicare Administrative Contractor of the overpayment and the reason for it and return the overpayment. These amendments could subject our procedures for identifying and processing overpayments to greater scrutiny. We have made significant investments in additional resources to accelerate the time it takes to identify and process overpayments and we may be required to make additional investments in the future. An acceleration in our ability to identify and process overpayments could result in us refunding overpayments to government or other payors sooner than we have in the past. A significant acceleration of these refunds could have a material adverse affect on our operating cash flows.

The penalties for a violation of the FCA range from $5,500 to $11,000 for each false claim plus three times the amount of damages caused by each such claim which generally means the amount received directly or indirectly from the government. The federal government has used the FCA to prosecute a wide variety of alleged false claims and fraud allegedly perpetrated against Medicare and state healthcare programs, including coding errors, billing for services not rendered, the submission of false cost reports, billing for services at a higher payment rate than appropriate, billing under a comprehensive code as well as under one or more component codes included in the comprehensive code and billing for care that is not considered medically necessary. The Health Reform Acts provide that a violation of the federal anti-kickback statute can form the basis for liability under the FCA. Some courts have held that filing claims or failing to refund amounts collected in violation of the Stark Law can form the basis for liability under the FCA. In addition to the provisions of the FCA, which provide for civil enforcement, the federal government can use several criminal statutes to prosecute persons who are alleged to have submitted false or fraudulent claims for payment to the federal government.

The Health Insurance Portability and Accountability Act of 1996

The Health Insurance Portability and Accountability Act (HIPAA) of 1996 and its implementing privacy and security regulations, as amended by the federal Health Information Technology for Economic and Clinical Health Act (HITECH Act), (collectively referred to as HIPAA), requires us to provide certain protections to patients and their health information under the Protected Health Information, or PHI. HIPAA requires us to afford patients certain rights regarding their PHI, and to limit uses and disclosure of their PHI existing in any media form (electronic and hardcopy). HIPAA also requires us to implement administrative, physical, and technical safeguards with respect to electronic PHI. We believe our HIPAA Privacy and Security Program sufficiently address HIPAA requirements. Penalties for impermissible use or disclosure of PHI were increased by the HITECH Act by imposing tiered penalties of up to $50,000 per violation and up to $1.5 million per year for the same type of violation. In addition, if PHI of 500 or more individuals is improperly used or disclosed, we would be required to report the improper use or disclosure to the Department of Health and Human Services, which would post the violation on its website. If there were improper use or disclosure of PHI of more than 500 individuals in the same jurisdiction, we would be required to report the improper use or disclosure to the media. Improper use or disclosure could result in significant fines and reputational damage.

Healthcare reform

In March 2010, broad health care reform legislation was enacted in the U.S. Although many of the provisions of the legislation did not take effect immediately and continue to be implemented, and some may be modified before being implemented, the reforms could have an impact on our business in a number of ways. We cannot predict how employers, private payors or persons buying insurance might react to these changes or what form many of these regulations will take before implementation.

The law requires that all non-grandfathered individual and small group health plans sold in a state, including plans sold through state exchanges, cover essential health benefits (EHBs) in ten general categories. The scope of the benefits are intended to equal the scope of benefits under a typical employer plan.

In December 2011, the Center for Consumer Information and Insurance Oversight published an Essential Health Benefits Bulletin (EHB Bulletin) describing the approach it was taking regarding the implementation of the EHB Bulletin requirement. For the two year transition period (from 2014 through 2015) the law requires states to define an EHB benchmark plan that must be covered by plans in the state. States that do not define an EHB benchmark plan must use the small group plan with the largest enrollment in the state.

On November 26, 2012, HHS issued a proposed rule governing the standards applicable to EHB Bulletins, new definitions, actuarial value requirements and methodology, and published a list of plan benchmark options that states can use to develop EHBs. The rule describes specific coverage requirements that: (i) prohibit discrimination against individuals because of pre-existing or chronic conditions on health plans applicable to EHBs; (ii) ensure network adequacy of essential health providers, and (iii) prohibit benefit designs that limit enrollment and that prohibit access to care for enrollees.

Other regulations

Our dialysis and related lab services operations are subject to various state hazardous waste and non-hazardous medical waste disposal laws. These laws do not classify as hazardous most of the waste produced from dialysis services. Occupational Safety and Health Administration regulations require employers to provide workers who are occupationally subject to blood or other potentially infectious materials with prescribed protections. These regulatory requirements apply to all healthcare facilities, including dialysis centers, and require employers to make a determination as to which employees may be exposed to blood or other potentially infectious materials and to have in effect a written exposure control plan. In addition, employers are required to provide or employ hepatitis B vaccinations, personal protective equipment and other safety devices, infection control training, post-exposure evaluation and follow-up, waste disposal techniques and procedures and work practice controls. Employers are also required to comply with various record-keeping requirements. We believe that we are in material compliance with these laws and regulations.

A few states have certificate of need programs regulating the establishment or expansion of healthcare facilities, including dialysis centers. We believe that we are in material compliance with all applicable state certificate of need laws.

Capacity and location of our U.S. dialysis centers

We are able to increase our capacity by extending hours at our existing dialysis centers, expanding our existing dialysis centers, relocating our dialysis centers, developing new dialysis centers and by acquiring dialysis centers. The development of a typical outpatient dialysis center by us generally requires approximately $2.5 million for leasehold improvements, equipment and first-year working capital. Based on our experience, a new dialysis center typically opens within a year after the property lease is signed, normally achieves operating profitability in the second year after certification and normally reaches maturity within three to five years. Acquiring an existing outpatient dialysis center requires a substantially greater initial investment, but profitability and cash flow are generally initially more predictable. To a limited extent, we enter into agreements to provide management and administrative services to outpatient dialysis centers in which we either own a minority equity investment, or are wholly-owned by third parties in return for management fees, which are typically based on a percentage of revenues or cash collections of the managed operations.

The table below shows the growth of our U.S. dialysis operations by number of dialysis centers.

	2012	2011		2010	2009	2008
Number of centers at beginning of year	1,809	1,612		1,530	1,449	1,359
Acquired centers	93	170	(1)	41	19	20
Developed centers	70	65		65	78	86
Net change in centers with management and administrative services agreements*	(8)	1		—	8 (2)	1
Sold and closed centers**	(1)	(32	)(1)	(10)	(8)	(9)
Closed centers***	(9)	(7)		(14)	(16)	(8)

Number of centers at end of year	1,954	1,809		1,612	1,530	1,449

(1)	In 2011, we acquired 113 dialysis centers and divested a total of 30 centers in connection with our acquisition of DSI Renal Inc. (DSI).
(2)	During 2009, we made minority equity investments in 6 centers and we entered into 2 additional management and administrative service agreements.
*	Represents dialysis centers in which we either own a minority equity investment, or are wholly-owned by third parties.
**	Represents dialysis centers that were sold and/or closed for which patients were not retained.
***	Represents dialysis centers that were closed for which the majority of patients were retained and transferred to one of our other existing outpatient dialysis centers.

As of December 31, 2012, we operated or provided administrative services to a total of 1,954 U.S. outpatient dialysis centers. A total of 1,929 such centers are consolidated in our financial statements. Of the remaining 25 unconsolidated U.S. outpatient dialysis centers, we own a minority equity investment in 20 centers and provide management and administrative services to five centers that are wholly-owned by third parties. The locations of the 1,929 U.S. outpatient dialysis centers consolidated in our financial statements at December 31, 2012 were as follows:

State	Centers	State	Centers	State	Centers
California	228	New York	41	Nevada	20
Texas	164	Minnesota	39	Oregon	20
Florida	149	New Jersey	38	Nebraska	15
Georgia	110	Wisconsin	37	Massachusetts	13
Ohio	89	Colorado	35	Mississippi	11
Pennsylvania	84	Kentucky	34	District of Columbia	10
Illinois	74	Arkansas	32	Idaho	9
Michigan	69	Oklahoma	32	Utah	4
North Carolina	65	Louisiana	27	New Mexico	4
Virginia	57	South Carolina	27	West Virginia	4
Tennessee	55	Washington	27	Maine	3
Maryland	54	Arizona	25	South Dakota	3
Indiana	50	Kansas	24	New Hampshire	2
Missouri	50	Connecticut	23	North Dakota	2
Alabama	47	Iowa	22	Rhode Island	1

HealthCare Partners business

Industry overview

U.S. healthcare spending has increased steadily over the past twenty years. These increases have been driven, in part, by the aging population of the baby boomer generation, lack of healthy lifestyle both in terms of exercise and diet, rapidly increasing costs in medical technology and pharmaceutical research, and provider reimbursement structures that may promote volume over quality in a fee-for-service environment. These factors, as well as the steady growth of the U.S. population, have made the healthcare industry a growing market. In 2010, CMS reported that health care accounted for 17.9% of the U.S. economy. According to CMS the increase in health spending, from $2.3 trillion in 2008 to $2.5 trillion in 2009, was the largest one-year jump since 1960. Comprising an estimated 14% of the federal budget and more than one-fifth of total national health expenditures in 2010, Medicare is frequently the focus of discussions on how to moderate the growth of both federal spending and health care spending in the U.S.

Growth in Medicare spending is expected to continue due to demographics. According to the U.S. Census Bureau from 1970 through 2011, the overall U.S. population grew 52% while the number of Medicare enrollees grew 130% over that time period. As an increasing number of the baby boomers become eligible for Medicare, the senior market is expected to grow to 79 million by 2030, more than double the number in 2000. UnitedHealth estimates that over the next decade 10,000 people per day will become newly eligible for Medicare. This translates into a Medicare population that makes up approximately 20% of the total U.S. population by the year 2025, compared to less than 16% currently.

Medicare Advantage is an alternative to the traditional fee-for-service Medicare program, which permits Medicare beneficiaries to receive benefits from a managed care health plan. Medicare Advantage plans contract with CMS to provide benefits at least comparable to those offered under the traditional fee-for-service Medicare program in exchange for a fixed monthly premium payment per member from CMS. The monthly premium varies based on the county in which the member resides, as adjusted to reflect the plan members’ demographics and the members’ risk scores. Individuals who elect to participate in the Medicare Advantage program typically receive greater benefits than traditional fee-for-service Medicare Part B beneficiaries, including additional preventive services, vision, dental and prescription drug benefits, and typically have lower deductibles and co-payments than traditional fee-for-service Medicare.

Managed care health plans were developed, primarily during the 1980s, in an attempt to mitigate the rising cost of providing healthcare benefits to populations covered by traditional health insurance. These managed care health plans enroll members through their employers, under federal Medicare benefits or through state Medicaid programs. As a result of the prevalence of these health plans, many seniors now becoming eligible for Medicare have been interacting with managed care companies through their employers for the last 30 years. Individuals turning 65 now are likely to be far more familiar with the managed care setting than previous Medicare populations. According to the Kaiser Family Foundation, in 2012, Medicare Advantage represents only 27% of total Medicare members, creating a significant opportunity for additional Medicare Advantage penetration of newly eligible seniors.

In an effort to reduce the number of uninsured and to begin to control healthcare expenditures, President Obama signed The Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (the Health Reform Acts) into law in March 2010, which were affirmed, in substantial part, by the U.S. Supreme Court in June 2012. The Health Reform Acts provide for a reduction of up to 32 million uninsured by 2019, while potentially increasing Medicaid coverage by up to 16 million and net commercial coverage by 16 million. CMS projects that the total number of uninsured Americans will fall to 23 million in 2021 from 47 million in 2011. These previously uninsured Americans and potentially newly eligible Medicaid beneficiaries represent a significant new market opportunity for health plans. We believe that health plans looking to cover these newly eligible individuals under fixed premium arrangements will seek provider arrangements that can effectively manage the cost and quality of the care being provided to these newly eligible individuals.

In 2006, Medicare began to pay Medicare Advantage health plans under a bidding process. Plans bid against county-level benchmarks established by Medicare based on the prior year’s Medicare Advantage county payment rate and increased by the projected national growth rate in per capita Medicare spending. Those payment rates were at least as high as per capita fee-for-service Medicare spending in each county and often substantially higher because Congress set floors to raise the lowest rates to stimulate plan growth in areas where plans historically had not found it profitable to enter. If a plan’s bid is higher than the benchmark, enrollees pay the difference in the form of a monthly premium. If the bid is lower than the benchmark, the Medicare program retains 25% of the difference as savings and the plan receives 75% as a rebate, which must be returned to enrollees in the form of additional benefits or reduced premiums. Plan payments are also adjusted based on enrollees’ risk profiles. The formula for base payment is a combination of the base rate for the enrollee’s county of residence, multiplied by the enrollee’s risk score.

One of the primary ways in which the Health Reform Acts will fund increased health insurance coverage is through cuts in Medicare Advantage reimbursement. County benchmarks are transitioning to a system in which each county’s benchmark in 2017 will be a certain percentage (ranging from 95% to 115%) of fee-for-service. Medicare Payment Advisory Commission (MedPAC) estimated that 2012 Medicare Advantage benchmarks, bids, and payments will average 112%, 98%, and 107% of fee-for-service spending, respectively. As a result, plans on average would have to bid 36% lower than fee-for-service or 43% lower than the Medicare Advantage benchmark for CMS to begin to save money on Medicare Advantage. As result of the transition of county benchmarks to 95% to 115% of fee-for-service, Medicare Advantage benchmarks on average are expected to be reduced to parity with fee-for-service as compared to 112% of fee for-service today. Given that CMS will retain 25% of the difference of any plans bid below benchmark, the overall Medicare Advantage program should realize savings as compared to fee-for-service in 2017, which would result in lower payments to Medicare Advantage plans and to HCP.

Many health plans recognize both the opportunity for growth from senior members as well as the potential risks and costs associated with managing additional senior members. In California, Florida, Nevada and numerous other markets, many health plans subcontract a significant portion of the responsibility for managing patient care to integrated medical systems such as HCP. These integrated health care systems, whether medical groups or IPAs, offer a comprehensive medical delivery system and sophisticated care management know-how and infrastructure to more efficiently provide for the health care needs of the population enrolled with that health plan. While reimbursement models for these arrangements vary around the country, health plans in California, Florida and Nevada often prospectively pay the integrated health care system a fixed Per Member Per Month (PMPM) amount, or capitation payment, which is often based on a percentage of the amount received by the health plan. The capitation payment is for much—and sometimes virtually all—of the care needs of the applicable membership. Capitation payments to integrated health care systems, in the aggregate, represent a prospective budget from which the system manages care-related expenses on behalf of the population enrolled with that system. To the extent that these systems manage care-related expenses under the capitated levels, the system realizes an operating profit. On the other hand, if care-related expenses exceed projected levels, the system will realize an operating deficit. Since premiums paid represent a significant amount per person, there is a significant revenue opportunity for an integrated medical system like HCP that is able to effectively manage its costs under a capitated arrangement. This is particularly the case for Medicare Advantage members for which revenue to a system can be substantial given the higher expected morbidity and cost associated with a Medicare Advantage member.

Integrated medical systems, such as HCP, that have scale are positioned to spread an individual member’s cost experience across a wider population and realize the benefits of pooling medical risk among large numbers of patients. In addition, integrated medical systems with years of managed care experience can utilize their sizeable medical experience data to identify specific medical care and quality management strategies and interventions for potential high cost cases and aggressively manage them to improve the health of its population base and, thus, lower cost. Many integrated medical systems, like HCP, have also established physician performance metrics that allow them to monitor quality and service outcomes achieved by participating physicians in order to reward efficient, high quality care delivered to members and initiate improvement efforts for physicians whose results can be enhanced.

Healthcare reform

The U.S. healthcare system, including the Medicare Advantage program, is subject to a broad array of new laws and regulations as a result of the Health Reform Acts. The Health Reform Acts are considered by some to be the most dramatic change to the U.S. healthcare system in decades. The Supreme Court recently found that the individual mandate to obtain health insurance coverage under this legislation is constitutional and also found that the expanded Medicaid benefit included in the legislation is constitutional if states can opt out of the expanded Medicaid benefit without losing their funding under the current Medicaid program. This legislation made significant changes to the Medicare program and to the health insurance market overall. The Health Reform Acts reflect sweeping legislation that, once fully implemented, may have a significant impact on the U.S. health care system generally and the operations of HCP’s business. There are numerous steps required to implement the Health Reform Acts, and Congress may seek to alter or eliminate some of their provisions.

One provision of the Health Reform Acts required CMS to establish a Medicare Shared Savings Program (MSSP) that promotes accountability and coordination of care through the creation of Accountable Care Organizations (ACOs). The program allows certain providers and suppliers (including hospitals, physicians and other designated professionals) to voluntarily form ACOs and work together along with other ACO participants to invest in infrastructure and redesign delivery processes to achieve high quality and efficient delivery of services.

In addition, beginning January 1, 2012, CMS authorized 32 organizations to participate in the Pioneer ACO program, which is similar to, but separate from, the ACOs created under the MSSP regulations. HCP has been designated as a Pioneer ACO in three geographic regions—Florida, California and Nevada. The Pioneer ACO designation is designed for health care organizations and providers, like HCP, that are already experienced in coordinating care for patients across care settings. It allows designated provider groups to move more rapidly from a shared savings payment model to a population-based payment model on a track consistent with, but separate from, the MSSP. The Pioneer ACO program is designed to work in coordination with private payors by aligning provider incentives. This alignment of provider incentives is intended to improve quality and medical outcomes for patients across the ACO, and achieve cost savings for Medicare and patients. As the initial participants for the MSSP, Pioneer ACOs face significant uncertainty. CMS authorized an additional 27 ACOs in April 2012 to begin services April 1, 2012 and an additional 88 ACOs in July 2012 to begin services as of July 1, 2012. See “—Government regulation” below for a discussion of some of these issues.

Payor environment

Government programs

HCP derives a significant portion of its revenues from services rendered to beneficiaries of Medicare (including Medicare Advantage), Medicaid, and other governmental healthcare programs.

Medicare. The Medicare program was established in 1965 and became effective in 1967 as a federally funded U.S. health insurance program for persons aged 65 and older, and it was later expanded to include individuals with ERSD and certain disabled persons, regardless of income or age. Since its formation, Medicare has grown to a $560 billion program in 2011, covering approximately 48 million Americans and, based on the growing number of eligible beneficiaries and increases in the cost of health care, CMS projects that Medicare program funding will grow to $1.1 trillion by 2022.

Initially, Medicare was offered only on a fee-for-service basis. Under the Medicare fee-for-service payment system, an individual can choose any licensed physician enrolled in Medicare and use the services of any hospital, health care provider or facility certified by Medicare. CMS reimburses providers, based on a fee schedule, if Medicare covers the service and CMS considers it medically necessary.

Fee-for-service Medicare is paid according to a physician fee schedule (PFS) set each year by CMS in accordance with formulas mandated by Congress. CMS is required to limit the growth in spending under the PFS by a predetermined sustained growth rate (SGR). If implemented as mandated, the SGR would result in significant payment reductions under the PFS. For 2013 it would be approximately 27%. Every year since 2003, Congress has delayed application of the SGR but we cannot predict whether they will continue to do so. There is pressure for Congress to implement a permanent solution to the SGR reductions. We cannot predict whether the SGR will be repealed or if another formula would be substituted and what form that might take. Repeal of the SGR could be offset by further reductions in Medicare payments.

Medicare Advantage. Medicare Advantage is a Medicare health plan program developed and administered by CMS as an alternative to the original fee-for-service Medicare program. Under the Medicare Advantage program, Medicare beneficiaries may choose to receive benefits under a managed care health plan that provides benefits at least comparable to those offered under the original Medicare fee-for-service payment system in exchange for which the health plan receives a monthly per patient premium payment from CMS. The Medicare Advantage monthly premium varies based on the county in which the member resides, and is adjusted to reflect the demographics and estimated risk profile of the members that enroll. Once a person is authorized by CMS to participate in Medicare Advantage, health plans compete for enrollment based on benefit design differences such as co-payments or deductibles, availability of preventive care, attractiveness of and access to a network of hospitals, physicians and ancillary providers and premium contribution or, most often in Medicare Advantage plans, the absence of any monthly premium. In certain parts of the country, many health plans that provide Medicare Advantage benefits subcontract with integrated medical systems such as HCP to transfer the responsibility for managing patient care.

In 2004, CMS adopted a risk adjustment payment system for Medicare Advantage health plans in which the participating health plans’ premiums are adjusted based on the actual illness burden of the members that enroll. The model bases a portion of the total CMS reimbursement payments on various clinical and demographic factors, including hospital inpatient diagnoses, additional diagnosis data from ambulatory treatment settings, hospital outpatient department and physician visits, gender, age and Medicaid eligibility. CMS requires that all managed care companies capture, collect and submit the necessary diagnosis code information to CMS twice a year for reconciliation with CMS’s internal database. Medical providers, such as HCP, provide this diagnosis code information to health plan customers for submission to CMS. Under this system, the risk-adjusted portion of the total CMS payment to the Medicare Advantage plans will equal the local rate set forth in the traditional demographic rate book, adjusted to reflect the plan members’ gender, age and morbidity. See “—Governmental regulation” below.

Most Medicare beneficiaries have the option to enroll in private health insurance plans that contract with Medicare under the Medicare Advantage program. According to the Kaiser Family Foundation, the share of Medicare beneficiaries in such plans has risen rapidly in recent years; it reached approximately 27% in 2012 from approximately 13% in 2004. Plan costs for the standard benefit package can be significantly lower or higher than the corresponding cost for beneficiaries in the traditional Medicare fee-for-service payment program, but prior to the Health Reform Acts, private plans were generally paid a higher average amount, and they used the additional payments to reduce enrollee cost-sharing requirements, provide extra benefits, and/or reduce Medicare premiums. These enhancements were valuable to enrollees, but also resulted in higher Medicare costs overall and higher premiums for all Medicare Part B beneficiaries and not just those enrolled in Medicare Advantage plans. The Health Reform Acts require that future payments to plans be based on benchmarks in a range of 95% to 115% of local fee-for-service Medicare costs, with bonus amounts payable to plans meeting high quality-of-care standards. In addition, beginning in 2014, health plans offering Medicare Advantage will be required to spend at least 85% of their premium dollars on medical care, the so-called medical loss ratio, or MLR. Since HCP is not a health plan it is not subject to the 85% MLR floor. However, payments that health plans make to HCP will apply in full towards the health plans’ 85% MLR requirement. If HCP’s administrative costs, combined with a plan’s other administrative costs aggregate to more than 15% of the total premium dollars the plan receives, the plan will either be required to reduce its administrative costs or increase the amount expended for MLR.

Medicaid. Medicaid is a federal entitlement program administered by the states that provides health care and long-term care services and support to low-income Americans. Medicaid is funded jointly by the states and the federal government. The federal government guarantees matching funds to states for qualifying Medicaid expenditures based on each state’s federal medical assistance percentage, which is calculated annually and varies inversely with average personal income in the state. Subject to federal rules, each state establishes its own eligibility standards, benefit packages, payment rates and program administration within broad federal statutory and regulatory guidelines. Every state Medicaid program must balance a number of potentially competing demands, including the need for quality care, adequate provider access, and cost-effectiveness. In an effort to improve quality and provide more uniform and cost-effective care, many states have implemented Medicaid managed care programs to improve access to coordinated health care services, including preventative care, and to control health care costs. Under Medicaid managed care programs, a health plan receives capitation payments from the state. The health plan, in turn, arranges for the provision of health care services by contracting with a network of medical providers, such as HCP. HCP has entered into capitation agreements with health plans to manage approximately 80,000 Medicaid managed care members in its southern California and Florida markets.

Commercial payors

According to the Robert Wood Johnson Foundation, in 2009, approximately 61% of non-elderly U.S. citizens received their health care benefits through their employer, which contracted with health plans to administer these health care benefits. Patients enrolled in health plans offered through an employment setting are generally referred to as commercial members. Nationally, commercial health plan enrollment was approximately 166 million as of 2011. Under the Health Reform Acts, beginning in 2014, many uninsured individuals and many individuals who receive their health insurance benefits through small employers may purchase their health care benefits through insurance exchanges in which health plans compete directly for individual or small group members enrollment. HCP derives a significant amount of its revenues from commercial payors; however, these payors represent a disproportionately small share of HCP’s operating profits.

Whether in the Medicare Advantage, commercial or Medicaid market, managed care health plans seek to provide a coordinated and efficient approach to managing the health care needs of their enrolled populations. By negotiating with providers, such as pharmacies, hospitals and physicians, and indirectly trying to influence physicians’ behavior through various incentive and penalty schemes, managed care companies attempt to enhance their profitability by limiting their medical costs. These health plans have shown success in mitigating certain components of medical cost, but we believe they are limited by their indirect relationship with physicians, who in the aggregate direct most of their patients’ health care costs. We believe that physician-led and professionally-managed integrated medical systems such as HCP’s have a greater opportunity to influence cost and improve quality due to the close coordination of care at the most effective point of contact with the patient—the primary care physician.

Capitation and fee-for-service revenue

There are a number of different models under which an integrated medical system receives payment for managing and providing health care services to its members.

Fee-for-service structure. Under traditional fee-for-service reimbursement, physicians are paid a specified fee for services they provide during a patient visit. Under this structure, physician compensation is solely related to the volume of patient visits and procedures performed, thus offering limited financial incentive to focus on cost containment and preventative care.

Capitation structure. Under capitation, payors pay a fixed amount per enrolled member, thereby subcontracting a significant portion of the responsibility for managing patient care to physicians. Global capitation represents a prospective budget from which the provider system then manages care-related expenses including payments to associated providers outside the group, such as hospitals and specialists. Compared to traditional fee-for-service models, we believe that capitation arrangements better align provider incentives with both quality and efficiency of care for a population of patients. We believe that this approach improves the quality of the experience for patients and the potential profitability for efficient care providers.

Since premiums paid represent a significant amount per person, the revenue and, when costs are effectively managed, profit opportunity available to an integrated medical system under a capitated arrangement can be significant. This is particularly the case for patients with multiple diseases and senior members. We believe that the advantages, savings and efficiencies made possible by the capitated model are most pronounced when the care demands of the population are the most severe and require the most coordination, such as for the senior population or patients with chronic, complex and follow-on diseases. While organized coordination of care is central to the capitated model, it is also well suited to the implementation of preventative care and disease management over the long-term since physicians have a financial incentive to improve the overall health of their population.

The inherent risk in assumption of global care risk relates to potential losses if a number of individual patients’ medical costs exceed the expected amount. This risk is especially significant to individual practitioners or smaller physician groups who lack the scale required to spread the risk over a broad population. HCP has the scale, comprehensive medical delivery resources, significant infrastructure to support practicing physicians, and demonstrated care management know-how to spread the risk of losses over a large patient population.

Global model. In Florida, HCP contracts directly with health plans under global capitation arrangements that include hospital services because state law permits HCP to assume financial responsibility for both professional and institutional services. In Nevada, HCP also enters into global capitation arrangements to assume financial responsibility for both professional and institutional services, however, according to the Nevada Division of Insurance (NDI), the NDI has not opined on whether it is appropriate for an entity like HCP to enter into global capitation arrangements to assume financial responsibility for the provision of professional and institutional services to either Medicare Advantage enrollees or enrollees of commercial health plans. Nevertheless, NDI representatives are aware of HCP’s contracting practices and have not taken any actions to question such practices given the ambiguity in Nevada law and the fact that NDI has no formal opinion on the subject. If NDI were to determine that HCP has been inappropriately taking global risk for institutional and professional services in Nevada without having the necessary Nevada state insurance license to do so, we may be required to obtain such a license to resolve such violations and we could be subject to civil and criminal liability should NDI elect to take actions that it heretofore has been unwilling to do to date. Because of the current global capitation to HCP, and HCP’s assumption of nearly the entire professional and institutional risk in Nevada and Florida, HCP’s health plan customers function primarily to support HCP in undertaking marketing and sales efforts to enroll members and processing claims in Florida.

Risk-share model. In California, HCP utilizes a capitation model in several different forms. While there are variations specific to each arrangement, HCP generally contracts with health plans to receive a PMPM fee for professional (physician) services and assumes the financial responsibility for professional services only. In some cases, the health plans separately enter into capitation contracts with third parties (typically hospitals) who receive directly a portion of the PMPM fee and assume contractual financial responsibility for institutional (hospital) services. In other cases, the health plan does not pay any portion of the PMPM fee to the hospital, but rather simply administers claims for hospital expenses itself. In both cases, HCP is responsible for managing the care dollars associated with both the professional and institutional services provided for the PMPM fee, but in the case of institutional services and as a result of its managed care-related administrative services agreements with hospitals, HCP recognizes a percentage of the surplus of institutional revenues less institutional expense as HCP revenues and is also responsible for any short-fall in the event that institutional expenses exceed institutional revenues.

Government regulation

In addition to the laws and regulations to which our dialysis and related lab services business is subject, the internal operations of HCP and its contractual relationships with healthcare providers such as hospitals, other healthcare facilities, and healthcare professionals are subject to extensive and increasing regulation by numerous federal, state, and local government entities. These laws and regulations often are interpreted broadly and enforced aggressively by multiple government agencies, including the Office of Inspector General (OIG), the U.S. Department of Justice, and various state authorities. Many of these laws and regulations are the same as those that impact our dialysis and related lab services business. For example:

•	HCP’s financial relationships with healthcare providers including physicians and hospitals could subject HCP to sanctions and penalties under the federal anti-kickback statute;

•	The referral of Medicare patients by HCP-associated physicians for the provision of DHS may subject the parties to sanctions and penalties under the federal Stark Law;

•	HCP’s financial relationships and those of its associated physicians may subject the parties to penalties and sanctions under state fraud and abuse law;

•

HCP’s submission of claims to governmental payors such as the Medicare and Medicaid programs for services provided by its associated physicians and clinical personnel may subject HCP to sanction and penalties under the federal FCA; and

•

HCP’s handling of electronic PHI may subject HCP to sanctions and penalties under the federal HIPAA of 1996 and its implementing privacy and security regulations, as amended by the HITECH Act, collectively referred to as HIPAA, and state medical privacy laws which often include penalties and restrictions that are more severe than those which arise under HIPAA.

A finding that claims for services were not covered or not payable, or the imposition of sanctions associated with a violation of any of these healthcare laws and regulations, could result in criminal or civil penalties and exclusion from participation in Medicare, Medicaid and other federal and state healthcare programs and could have a material adverse effect on HCP’s business, financial condition and results of operations. We cannot guarantee that the arrangements or business practices of HCP will not be subject to government scrutiny or be found to violate certain healthcare laws. Government audits, investigations and prosecutions, even if we are ultimately found to be without fault, can be costly and disruptive to HCP’s business. Moreover, changes in healthcare legislation or government regulation may restrict HCP’s existing operations, limit their expansion or impose additional compliance requirements and costs, any of which could have a material adverse effect on HCP’s business, financial condition and results of operations.

The following includes brief descriptions of some, but not all, of the laws and regulations that, in addition to those described in relation to our dialysis and related lab services business, affect HCP. For a discussion of the laws and regulations to which the U.S. dialysis and related lab services business is subject that also affect HCP, see “The dialysis and related lab services business—Government regulation” above.

Licensing, certification, accreditation and related laws and guidelines. HCP clinical personnel are subject to numerous federal, state and local licensing laws and regulations, relating to, among other things, professional credentialing and professional ethics. Since HCP clinical personnel perform services in medical office settings, hospitals and other types of healthcare facilities, HCP may indirectly be subject to laws applicable to those entities as well as ethical guidelines and operating standards of professional trade associations and private accreditation commissions, such as the American Medical Association and the Joint Commission. There are penalties for non-compliance with these laws and standards, including loss of professional license, civil or criminal fines and penalties, loss of hospital admitting privileges, federal health care program disenrollment, loss of billing privileges, and exclusion from participation in various governmental and other third-party healthcare programs.

Professional licensing requirements. HCP’s clinical personnel including physicians must satisfy and maintain their professional licensing in the states where they practice medicine. Activities that qualify as professional misconduct under state law may subject them to sanctions, including the loss of their licenses and could, possibly, subject HCP to sanctions as well. Some state boards of medicine impose reciprocal discipline, that is, if a physician is disciplined for having committed professional misconduct in one state where he or she is licensed, another state where he or she is also licensed may impose the same discipline even though the conduct occurred in another state. Therefore, if an HCP-associated physician is licensed in multiple states, sanctions or loss of licensure in one state may result in sanction or the loss of licensure in another state. Professional licensing sanctions may also result in exclusion from participation in governmental healthcare programs, such as Medicare and Medicaid, as well as other third-party programs.

Corporate practice of medicine and fee splitting. Two states in which HCP operates, California and Nevada have laws that prohibit business entities, such as our Company and our subsidiaries, from practicing medicine, employing physicians to practice medicine or exercising control over medical decisions by physicians, known collectively as the corporate practice of medicine. These states also prohibit entities from engaging in certain arrangements, such as fee-splitting, with physicians. In some states these prohibitions are expressly stated in a statute or regulation, while in other states the prohibition is a matter of judicial or regulatory interpretation. In California, a violation of the corporate practice of medicine prohibition constitutes the unlawful practice of medicine, which is a public offense punishable by fines and other criminal penalties. In addition, any physician who participates in a scheme that violates California’s corporate practice of medicine prohibition may be punished for aiding and abetting a lay entity in the unlawful practice of medicine. In Nevada, violation of the corporate practice of medicine rules by a lay entity also constitutes the unlawful practice of medicine. This violation is a felony punishable by fines and other criminal penalties. Physicians in Nevada can similarly be punished for aiding and abetting in the unlicensed practice of medicine.

In California and Nevada, where the corporate practice of medicine is prohibited, HCP operates by maintaining long-term management contracts with multiple associated professional organizations which, in turn, employ or contract with physicians to provide those professional medical services required by the enrollees of the payors with which the professional organizations contract. Under these management arrangements, HCP performs only non-medical administrative services, does not represent that it offers medical services, and does not exercise influence or control over the practice of medicine by the physicians or the associated physician groups with which it contracts. For example, in California, HCP has full-service management contracts with HealthCare Partners Affiliates Medical Group and HealthCare Partners Associates Medical Group, Inc. (collectively HCPAMG). The HCPAMG entities are owned by California-licensed physicians and professional medical corporations and contract with physicians to provide professional medical services. In Nevada, HCP’s Nevada subsidiaries have similar management arrangements with Nevada professional corporations that employ and contract with physicians to provide professional medical services.

Some of the relevant laws, regulations, and agency interpretations in California and Nevada have been subject to limited judicial and regulatory interpretation. Moreover, state laws are subject to change. Regulatory authorities and other parties, including HCP’s associated physicians, may assert that, despite the management contracts under which HCP operates, we are engaged in the prohibited corporate practice of medicine or that HCP’s arrangements constitute unlawful fee-splitting. If this were to occur, we could be subject to civil or criminal penalties, HCP’s contracts could be found legally invalid and unenforceable (in whole or in part), or we could be required to restructure its contractual arrangements.

If we were required to restructure its management arrangements in California or Nevada due to determination that a corporate practice of medicine violation existed, such a restructuring might include revisions of the management services agreements, which might include a modification of the management fee, and/or establishing an alternative structure, such as obtaining a California Knox-Keene license (as described below) or its Nevada equivalent which would permit HCP to contract with a physician network without violating the corporate practice of medicine prohibition.

The Knox-Keene Act. The California Department of Managed Health Care (DMHC) licenses and regulates health care service plans (HCSPs) such as health plans pursuant to the Knox-Keene Act. In addition to administering the Knox-Keene Act’s various patient’s rights protections for HCSP-enrolled individuals, the DMHC is responsible for ensuring the financial sustainability over time of HCSPs and other regulated entities. As such, the DMHC is charged with continually monitoring the financial health of regulated entities. The

DMHC’s Division of Financial Oversight conducts examinations of the fiscal and administrative affairs of licensed HCSPs to protect consumers and providers from potential insolvencies. Financial examination reviews include examinations of cash flow, premium receivables, intercompany transactions and medical liabilities. The examination also ensures that there is adequate tangible net equity (TNE), as determined according to calculations included in the Knox-Keene Act. The TNE regulations for organizations holding a Knox-Keene license vary depending on circumstances, but generally require any licensee to have on hand in cash or cash equivalents a minimum of the greater of (i) $1 million; (ii) the sum of 2% of the first $150 million of annualized premium revenues plus 1% of annualized premium revenues in excess of $150 million; or (iii) the sum of 8% of the first $150 million of annualized health care expenditures (except those paid on a capitated basis or managed hospital payment basis); plus 4% of the annualized health care expenditures, except those paid on a capitated basis or managed hospital payment basis, which are in excess of $150 million; plus 4% of annualized hospital expenditures paid on a managed hospital payment basis. In its sole discretion, DMHC may require, as a condition to obtaining or maintaining an HCSP license, that a licensee accept certain contractual undertakings such that the licensee is obligated to maintain TNE in amounts greater than the minimum amount described above. Such contractual undertakings may require 130% or more of TNE to be maintained by a licensee.

The DMHC interprets the Knox-Keene Act to apply to both HCSPs and downstream contracting entities, including provider groups, that enter into global risk contracts with licensed HCSPs. A global risk contract is a health care services contract in which a downstream contracting entity agrees to provide both professional (e.g., medical group) services and institutional (e.g., hospital) services subject to an at-risk or capitated reimbursement methodology. According to DMHC, entities that accept global risk must obtain a restricted or limited Knox-Keene license (limited Knox-Keene license).

Under a limited Knox-Keene license, entities may enter into global risk contracts with other licensed HCSPs. Holders of limited Knox-Keene licenses must comply with the same financial requirements as HCSPs with full licenses, including demonstrating specific levels of TNE, but are granted waivers from meeting marketing and other terms of full Knox-Keene licensure. The consequences of operating without a license include civil penalties, criminal penalties and the issuance of cease and desist orders.

We do not hold a limited Knox-Keene license. Instead of operating under such a license which would allow us to directly enter risk contracts with HCSPs for the provision of both professional and institutional services, HCP utilizes arrangements with hospital and its associated physician organizations. If (i) DMHC were to determine that HCP has been inappropriately taking global risk for institutional and professional services as a result of its various hospital and physician arrangements without having a limited Knox-Keene license or (ii) the California Board of Medicine were to conclude that the current HCP physician arrangements present a violation of the corporate practice of medicine, we may be required to obtain a limited Knox-Keene license to resolve such violations and we could be subject to civil and criminal liability. Alternatively, HCP might voluntarily elect to obtain a limited Knox-Keene license for various reasons including to permit it to contract directly with HCSPs, to simplify its current contractual and financial structure and to facilitate expansion into new markets. If HCP were to obtain a limited Knox-Keene license, certain of the primary impacts would be the TNE requirements described above and additional regulatory oversight.

Although obtaining such a limited Knox-Keene license would ameliorate risks under the Knox-Keene Act and California’s corporate practice of medicine prohibition, there are disadvantages associated with obtaining such a license. These disadvantages include: (i) regulatory oversight of operations, (ii) the need to seek approval for all material business changes, (iii) significant requirements to maintain certain TNE levels, and (iv) other operating limitations imposed by the Knox-Keene Act and its regulations.

HCP services

Approximately 88% of HCP’s operating revenues for the period November 1, 2012 through December 31, 2012 were derived from multi-year capitation contracts with health plans. Under these contracts, HCP’s health plan customers delegate full responsibility for member care to physicians and health care facilities that are part of

HCP’s network. In return, HCP receives a PMPM fee for each HCP member. As a result, HCP has financial and clinical accountability for a population of members. In California, HCP does not assume direct financial risk for institutional (hospital) services, but is responsible for managing the care dollars associated with both the professional (physician) and institutional services being provided for the PMPM fee attributable to both professional and institutional services. In those cases and as a result of its managed care-related administrative services agreements with hospitals, HCP recognizes the surplus of institutional revenues less institutional expense as HCP revenues and is also responsible for any short-fall in the event that institutional expenses exceed institutional revenues. In addition to revenues recognized for financial reporting purposes, HCP measures its total care dollars under management which includes the PMPM fee payable to third parties for institutional (hospital) services where HCP manages the care provided to its members by hospitals and other institutional provides, which fees are not included in Generally Accepted Accounting Principles (GAAP) revenues. For the twelve months ended December 31, 2012, HCP’s total consolidated operating revenues were $2.7 billion, total care dollars under management were $3.6 billion and adjusted operating income was $524 million.

HCP provides complete medical care through a network of participating physicians and other health care professionals. Through its group model, HCP employs, directly (where permitted by state law) and through its associated physician groups, approximately 455 associated group full-time primary care physicians who practice in clinics that are operated by HCP. Through its IPA model, HCP contracts with approximately 1,800 additional network primary care physicians who provide care for HCP’s members in an independent office setting. These physicians are complemented by a network of several thousand specialists and ancillary providers and 145 network hospitals that provide specialty or institutional care to the patients of HCP’s associated physicians, physician groups and IPAs.

In order to comply with local regulations prohibiting the corporate practice of medicine, many of HCP’s group physicians are employed by associated medical groups with which HCP has entered into long-term management agreements, while, in other states, the physicians are employed directly by HCP. The largest of these HCP managed medical groups is HCPAMG, which employs, directly or indirectly, over 600 full-time primary care physicians, specialists and hospitalists. See “—Governmental Regulations—Corporate Practice of Medicine and Fee Splitting” above.

HCP does not own hospitals, although hospitals are an essential part of its provider network. In most cases, however, HCP contracts or otherwise aligns with hospitals to manage the utilization, readmission and cost of hospital services. Most HCP patients receive specialty care through HCP’s network based on referrals made by their primary care physician. These specialists may be reimbursed based on capitation, case rates or on a discounted fee-for-service rate.

A typical fee-for-service primary care physician might treat up to 30 to 40 patients per day. In contrast, HCP group physicians typically see 18 to 20 patients per day, which we believe is a more appropriate benchmark to ensure there is sufficient time to understand all of the patients’ clinical needs. HCP care teams, including nurses, engage in outreach to patients in order help monitor the fragile and high risk patients, and help improve adherence to physicians’ care plans. During these visits, HCP’s physicians, nurses and educators use the time to educate patients and manage their health care needs. The goal of this preventative care delivery model is to keep patients healthy. Education improves self-management and compliance which allows the patient to recognize early signs of their disease and seek appropriate care. We believe this translates into earlier intervention, which in turn leads to fewer emergency room visits, fewer hospital admissions and fewer hospital bed days (the most expensive location for health care). This clinical model seeks to provide early diagnosis of disease or deterioration in a chronic and complex condition and provide preventive care to maintain optimal health and avert unnecessary hospitalization. Clinic-based case managers and hospitalists coordinate with the primary care physicians to ensure that patients are receiving proper care whether they are in the clinic, in the hospital or are not regularly accessing health care. Physicians and case managers encourage patients to regularly visit the clinics in order to enhance their day-to-day health and diagnose any illness or deterioration in condition as early as possible.

HCP’s information technology system, including HCP’s electronic health record and data warehouse, is designed to support the HCP delivery model with data-driven opportunities to improve the quality and cost effectiveness of the care received by its members. Using informatics technology, HCP has created disease registries that track large numbers of patients with defined medical conditions. HCP applies the data from these registries to manage the care for patients with similar medical conditions which we believe leads to a better medical outcome. We believe its approach to using this data is effective because the information is communicated by the patient’s physician rather than the health plan or disease management companies.

HCP employs a wide variety of other information applications in order to service IPA and network providers using web connectivity. The HCP Connect! on-line portal provides web-based eligibility, referrals, electronic claims submission and explanation of benefits, and other communication vehicles for individual physician offices. The success of this suite of applications has enhanced HCP’s ability to manage its IPA networks, and has resulted in significant back-office efficiencies for HCP and its associated physician groups. HCP has further expanded its ability to share key utilization and clinical data with its internal and contracted physicians and specialists through the Physician Information Portal and the Clinical Viewer. Through these secure web portals, a physician is able to obtain web-based, point of care information regarding a patient, including diagnosis history, provide quality indicators, historical risk-adjustment coding information, pharmacy medication history, and other key information. In addition to its web-portals geared towards physicians, HCP has recently introduced a patient on-line portal to enable HCP’s patients to securely view their own clinical information, schedule physician appointments and interact electronically with their physicians. HCP believes these tools help to lead to high quality clinical outcomes, create internal efficiencies, and enhance the satisfaction of its associated physicians and patients.

In addition, HCP uses its data to carefully track high utilizing patients through robust data warehousing and data mining technologies. HCP filters the data warehouse to identify and reach out to patients with high-utilization patterns who are inefficiently using resources such as visiting an emergency room when either a same-day appointment or urgent care center would be more appropriate and satisfactory for the member. High utilizing patients are identified and tracked as part of HCP’s electronic health record by their physician and HCP’s care management staff. Specific care plans are attached to each of these patients and tracked carefully for full compliance. The objective is to proactively manage their care at times when these patients are either not compliant with the care plan or when changing circumstances require care managers to develop new and more suitable care plans. By using these resources, HCP has achieved improvements in quality of care, satisfaction and cost.

We believe HCP is well positioned to profitably leverage marketplace demands for greater provider accountability, measurable quality results and cost effective medical care. We believe that HCP’s business model is likely to continue to be an attractive alternative for health plans looking for high quality, cost effective delivery systems, physicians seeking an attractive practice environment and patients interested in a highly integrated approach to managing their medical care. Additionally, we believe that the scale of HCP’s business allows it to spread capitation risk over a large population of members, invest in comprehensive analytic and health care information tools as well as clinical and quality measurement infrastructure, and recognize administrative and operating efficiencies. For these reasons, we believe that HCP offers patients, physicians and health plans a proven platform for addressing many of the most pressing challenges facing the U.S. health care system, including rising medical costs.

We also believe HCP has the ability to demonstrably improve medical outcomes and patient satisfaction while effectively managing costs through the following unique competitive strategies and internal progress and systems:

•	HCP’s clinical leadership and associated group and network physicians denote significant effects to ensuring that HCP’s members receive the most appropriate care in the most appropriate manner.

•	HCP is committed to maximizing its patients’ satisfaction levels.

•

HCP has the scale and combined with its strong reputation and high quality patient care, makes it an attractive partner for health plans compared to smaller provider groups that may have a higher risk of default and may not have the same resources to devote to HCP’s techniques.

•

HCP has nearly three decades of experience in managing complex disease cases for its population of patients. As a result, HCP has developed a rich dataset of patient care experiences and outcomes which permits HCP to proactively monitor and intervene in improving the care of its members.

•	HCP’s senior management team possesses substantial experience with the healthcare industry with average experience of nearly 35 years.

Locations of HCP clinics

As of December 31, 2012, HCP operated a total of 184 medical clinics, of which 69 clinics were located in California, 54 clinics were located in Florida, 43 clinics were located in Nevada and 18 clinics were located in New Mexico.

Ancillary services and strategic initiatives business

Ancillary services and strategic initiatives, which include our international dialysis operations, as described below, accounted for approximately 8% of our total consolidated net revenues for the year ended December 31, 2012 excluding the divestiture of HomeChoice Partners that has been reported as discontinued operations for all periods presented. On a pro-forma basis our ancillary services and strategic initiatives net revenues for fiscal 2012 would have represented approximately 6% of our consolidated net revenues assuming HCP was acquired on January 1, 2012 and consist primarily of the following as of December 31, 2012:

•

Pharmacy services. DaVita Rx is a pharmacy that provides oral medications to DaVita’s patients with ESRD. The main objectives of the pharmacy are to improve clinical outcomes by facilitating increased patient compliance and to provide our patients a convenient way to fill their prescription needs by delivering the prescriptions to the center where they are treated. Revenues are recognized as prescriptions are filled and shipped to patients. On January 8, 2013, we entered into an agreement with Fresenius Medical Care (FMC) to provide certain pharmacy services to FMC’s Medicare patients in the U.S. beginning in late 2013.

•

Infusion therapy services. HomeChoice Partners (HomeChoice) provides comprehensive personalized infusion therapy services to patients typically in their own homes as a cost-effective alternative to inpatient hospitalization. Intravenous and nutritional support therapies are typically managed by registered and/or board-certified professionals including pharmacists, nurses and dieticians in collaboration with the patient’s physician in support of the patient’s ongoing health care needs. Revenues are recognized in the period when infusion therapy services are provided. See “Divestiture of HomeChoice Partners Inc.” for further details regarding the divestiture of this business on February 1, 2013.

•

Disease management services. VillageHealth provides advanced care management services to health plans and government agencies for employees/members diagnosed with CKD or ESRD. Through a combination of clinical coordination, medical claims analysis and information technology, we endeavor to assist our customers and patients in obtaining superior renal health care and improved clinical outcomes, as well as helping to reduce overall medical costs. Revenues are typically based upon an established contract fee and are recognized as earned over the contract period and can include additional fees for cost savings recognized by certain customers. In 2012, VillageHealth operated a Medicare Advantage ESRD Special Needs Plan in partnership with a payor that works with CMS to provide ESRD patients full service health care. We are at risk for all medical costs of the program in excess of the capitation payments. We also completed the final reconciliation calculation for a Chronic Kidney Disease (CKD)/ESRD demonstration program that was terminated in April 2011. Based on the May 2012 final reconciliation report prepared for CMS, we retained a portion of our management fee for program enrollees relating to CKD and ESRD disease states for one managed group but also had to refund our management fees to CMS for other managed group as certain Medicare cost savings targets were not met.

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

•

ESRD clinical research programs. DaVita Clinical Research conducts research trials principally with dialysis patients and provides administrative support for research conducted by DaVita-associated nephrology practices. Revenues are based upon an established fee per study, as determined by contract with drug companies and other sponsors and are recognized as earned according to the contract terms.

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

•

Direct primary care. Paladina Health, including ModernMed, is a healthcare services organization that operates membership-based primary care clinics mainly through employer-based on-site and newer-site clinics. The clinics offer patients more personalized and improved access to primary care physicians, including unlimited visits and same-day or next-day appointments. Physicians focus on clinical outcomes and patient satisfaction. Revenues are recognized over the membership period.

International dialysis operations

As of December 31, 2012, we operated or provided administrative services to a total of 36 outpatient dialysis centers located in eight countries outside of the U.S. serving approximately 2,200 patients. Our international dialysis operations are still in a start-up phase in which we have been developing and acquiring dialysis centers in various strategic markets, since the commencement of our international operations during the fourth quarter of 2011. Our overall net revenues generated from our international operations were not material to our consolidated results during 2012. Our international operations are included as a component of our ancillary services and strategic initiatives.

The table below summarizes the number and locations of our international outpatient dialysis centers.

	2012	2011
Number of centers at beginning of year	11	—
Acquired centers	13	8
Developed centers	9	—
Managed centers	3	3

Number of centers end of year	36	11

The locations of our international outpatient dialysis centers are as follows:

China	2
Singapore	2
Malaysia	3
Saudi Arabia	3
Germany	4
Poland	5
Portugal	4
India	13

36

Competition

U.S. and International dialysis competition

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

The two largest dialysis companies, Fresenius Medical Care (Fresenius), and our company, account for approximately two-thirds of outpatient dialysis patients in the U.S. with our company serving approximately 34% of the total outpatient dialysis patients. Approximately 46% of the centers not owned by us or Fresenius are owned or controlled by hospitals or non-profit organizations. Hospital-based and non-profit dialysis units typically are more difficult to acquire than physician-owned centers. Because of the ease of entry into the dialysis business and the ability of physicians to be medical directors for their own centers, competition for growth in existing and expanding markets is not limited to large competitors with substantial financial resources.

Fresenius also manufactures a full line of dialysis supplies and equipment in addition to owning and operating outpatient dialysis centers. This may give them cost advantages over us because of their ability to manufacture their own products. However, Fresenius has been one of our largest suppliers of dialysis products. In January 2010, we entered into an agreement with Fresenius which committed us to purchase a certain amount of dialysis equipment, parts and supplies from them through 2013. In addition, in August 2006 in connection with the DVA Renal Healthcare acquisition, we also entered into a product supply agreement with Gambro Renal Products that requires us to purchase a certain amount of our hemodialysis non-equipment product supplies, such as dialyzers, at fixed prices through 2015. Our purchases of products in these categories generally offered by both Fresenius and Gambro Renal Products represent approximately 5% of our total U.S. dialysis operating expenses. During 2012, we purchased hemodialysis products and supplies from Gambro Renal Products representing approximately 3% of our total U.S. dialysis operating expenses.

HCP’s competition

HCP’s business is highly competitive. HCP competes with managed care organizations, hospitals, medical groups and individual physicians in its markets. HCP competes with other primary care groups or physicians contracted with health plans for membership. Health plans contract with care providers on the basis of costs, reputation, scope, efficiency and stability. Individual members select a primary care physician at the time of membership with the health plan. Location, name recognition, quality indicators and other factors go into that decision. For example, in California HCP competes with both Permanente Medical Group, which is the exclusive provider for Kaiser, and Heritage Provider Network. However, HCP’s principal competitors for members and health plan contracts vary by market.

Corporate compliance program

Our businesses are subject to extensive federal, state and local government regulations. Management has designed and implemented a corporate compliance program as part of our commitment to comply fully with all applicable laws and regulations and to maintain the high standards of conduct we expect from all of our teammates. We continuously review this program and enhance it as necessary. The primary purposes of the program include:

•	Assessing and identifying risks for existing and new businesses, such as HCP;

•

Increasing, through training and education, the awareness of our teammates and affiliated professionals of the necessity of complying with all applicable laws, regulations and company policies and procedures;

•	Auditing and monitoring the activities of our operating units and business support functions on a regular basis to identify potential instances of noncompliance in a timely manner; and

•	Ensuring that we take steps to resolve instances of noncompliance or to address areas of potential noncompliance as promptly as we become aware of them.

We have a code of conduct that each of our teammates and affiliated professionals must follow and we have a confidential toll-free hotline for teammates and patients to report potential instances of noncompliance. Our Chief Compliance Officer administers the compliance program. The Chief Compliance Officer reports directly to our Chief Operating Officer and to the Compliance Committee of our Board of Directors.

Insurance

We maintain insurance for property and general liability, professional liability, directors’ and officers’ liability, workers compensation and other coverage in amounts and on terms deemed adequate by management based on our actual claims experience and expectations for future claims. Future claims could, however, exceed our applicable insurance coverage. Physicians practicing at our dialysis centers are required to maintain their own malpractice insurance and our medical directors are required to maintain coverage for their individual private medical practices. Our liability policies cover our medical directors for the performance of their duties as medical directors at our outpatient dialysis centers. HCP also maintains general and professional liability insurance through various independent and related parties. HCP has purchased its primary general and professional liability insurance from California Medical Group Insurance (CMGI) in which HCP owns a 67% equity interest.

Teammates

As of December 31, 2012, we employed approximately 53,400 teammates:

• Licensed professional staff (physicians, nurses and other healthcare professionals)	22,000

• Other patient care and center support staff and laboratory personnel	21,900

• Corporate, billing and regional administrative staff	9,500

Our businesses require skilled healthcare professionals with specialized training for treating patients with complex care needs. Recruitment and retention of nurses are continuing concerns for healthcare providers due to short supply. We have an active program of investing in our professional healthcare teammates to help ensure we meet our recruitment and retention targets, including expanded training opportunities, tuition reimbursements and other incentives.

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

Risk factors related to our U.S. dialysis and related lab services, ancillary services and strategic initiatives:

If the average rates that commercial payors pay us decline significantly, it would have a material adverse effect on our revenues, earnings and cash flows.

Approximately 34% of our dialysis and related lab services revenues for the year ended December 31, 2012 were generated from patients who have commercial payors as the primary payor. The majority of these patients have insurance policies that pay us on terms and at rates that are generally significantly higher than Medicare rates. The payments we receive from commercial payors generate nearly all of our profit and all of our nonacute dialysis profits come from commercial payors. We continue to experience downward pressure on some of our commercial payment rates and it is possible that commercial payment rates could be materially lower in the future. The downward pressure on commercial payment rates is a result of general conditions in the market, recent and future consolidations among commercial payors, increased focus on dialysis services and other factors.

We are continuously in the process of negotiating our existing or potentially new agreements with commercial payors who tend to be aggressive in their negotiations with us. Sometimes many significant agreements are up for renewal or being renegotiated at the same time. In the event that our continual negotiations result in overall commercial rate reductions in excess of overall commercial rate increases, the cumulative effect could have a material adverse effect on our financial results. Consolidations have significantly increased the negotiating leverage of commercial payors. Our negotiations with payors are also influenced by competitive pressures. Some of our contracted rates with commercial payors may decrease or we may experience decreases in patient volume as our negotiations with commercial payors continue. In addition to downward pressure on contracted commercial payor rates, payors have been attempting to impose restrictions and limitations on non-contracted or out-of-network providers. In some circumstances for some commercial payors, our centers are designated as out-of-network providers. Rates for out-of-network providers are on average higher than rates for in-network providers. We believe commercial payors have or will begin to restructure their benefits to create disincentives for patients to select or remain with out-of-network providers and to decrease payment rates for out-of-network providers. Decreases in out-of-network rates and restrictions on out-of-network access, our turning away new patients in instances where we are unable to come to agreement on rates, or decreases in contracted rates could result in a significant decrease in our overall revenues derived from commercial payors. If the average rates that commercial payors pay us decline significantly, or if we see a decline in commercial patients, it would have a material adverse effect on our revenues, earnings and cash flows. For additional details regarding specific risks we face regarding regulatory changes that could result in fewer patients covered under commercial plans, see the discussion of individual and small group health plans in the risk factor below under the heading “Health care reform could substantially reduce our revenues, earnings and cash flows.”

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

Changes in the structure of, and payment rates under the Medicare ESRD program, including the American Taxpayer Relief Act of 2012, the Budget Control Act of 2011 and other healthcare reform initiatives, could substantially reduce our revenues, earnings and cash flows.

Approximately 49% of our dialysis and related lab services revenues for the year ended December 31, 2012 was generated from patients who have Medicare as their primary payor. For patients with Medicare coverage, all ESRD payments for dialysis treatments are made under a single bundled payment rate which provides a fixed payment rate to encompass all goods and services provided during the dialysis treatment, including pharmaceuticals that were historically separately reimbursed to the dialysis providers, such as Epogen (EPO), vitamin D analogs and iron supplements, irrespective of the level of pharmaceuticals administered or additional services performed. Most lab services that used to be paid directly to laboratories are also included in the bundled payment. The bundled payment rate is also adjusted for certain patient characteristics, a geographic usage index and certain other factors.

The current bundled payment system presents certain operating, clinical and financial risks, which include:

•

with regard to the expanded list of case-mix adjustors, there is a risk that our dialysis centers or billing and other systems may not accurately document and track the appropriate patient-specific characteristics, resulting in a reduction or overpayment in the amounts of the payments that we would otherwise be entitled to receive.

•

under the original ESRD Prospective Payment System (PPS) statute and regulations, beginning January 1, 2014, certain oral-only ESRD drugs (currently paid separately to pharmacies under Medicare Part D) would have been included in the ESRD bundled payment to dialysis facilities. Under the American Taxpayer Relief Act of 2012, the inclusion of oral-only medications will be delayed until January 1, 2016. It remains unclear how CMS will price the oral-only drugs for inclusion in the ESRD bundle in 2016. Inadequate pricing could have a significant negative financial impact on our dialysis facilities given the volume and value of these drugs.

•

we expect to continue experiencing increases in operating costs that are subject to inflation, such as labor and supply costs, regardless of whether there is a compensating inflation-based increase in Medicare payment rates or in payments under the bundled payment rate system.

•

as a result of the Budget Control Act of 2011 and subsequent activity in Congress, the federal government is faced with a $1.2 trillion sequester (across-the-board spending cuts) in discretionary programs. In particular, Medicare providers face a maximum of no more than a 2% reduction in reimbursements in fiscal year 2013. Under the American Taxpayer Relief Act of 2012, the sequester was postponed until March 1, 2013. Should Congress fail to act by that date, the sequestration will take effect. The across-the-board cuts pursuant to the sequester could adversely affect our revenues, earnings and cash flows.

•

we may not be able to comply with the CMS rules related to the bundled payment system as processes and systems are modified substantially to capture all required data. To the extent we are not able to adequately bill and collect for certain payment adjustors and are not able to offset the mandated reductions in reimbursement or if we face regulatory enforcement actions and penalties as a result of alleged improper billing of governmental programs, it could have a material adverse effect on our revenues, earnings and cash flows.

•

the American Taxpayer Relief Act of 2012 mandates that the CMS Secretary reduce dialysis payments beginning in January 2014 to reflect the Secretary’s estimate of changes in patient utilization data from 2007 to 2012 for ESAs, other drugs and biologicals that would have been paid for separately under the composite rate system, and laboratory services that would have been paid for separately under the composite rate system. Oral-only drugs are excluded. The Secretary must also use the most recently available data on average sales prices and changes in prices for drugs and biological reflected in the ESRD market basket percentage increase factor. Additionally, the legislation delayed the implementation of oral-only ESRD-related drugs until January 1, 2016, and requires the Secretary to monitor bone and mineral metabolism with respect to the implementation of these drugs, but it does not expressly link monitoring to the ESRD Quality Incentive Program or QIP. Finally, it requires the Secretary to conduct an analysis of the case-mix adjustors and make appropriate revisions to the bundled payment system no later than January 1, 2016.

For additional details regarding the risks we face for failing to adhere to our Medicare and Medicaid regulatory compliance obligations, see the risk factor below under the heading “If we fail to adhere to all of the complex government regulations that apply to our business, we could suffer severe consequences that would substantially reduce our revenues, earnings and cash flows”. For additional details about the establishment, implementation and changes to the ESRD PPS, the current bundled payment system, see Part I, Item 1, of this report under the sub-caption “Medicare revenue” under the caption “Sources of revenue – concentration and risks.”

Health care reform could substantially reduce our revenues, earnings and cash flows.

In March 2010, broad health care reform legislation was enacted in the U.S. Although many of the provisions of the legislation did not take effect immediately and continue to be implemented, and some may be modified before being implemented, the reforms could have an impact on our business in a number of ways. We cannot predict how employers, private payors or persons buying insurance might react to these changes or what form many of these regulations will take before implementation.

In March 2012, the HHS issued two final rules related to the establishment of health care insurance exchanges due to be operating by 2014 that will provide a marketplace for eligible individuals to purchase health care insurance. We believe the establishment of health care insurance exchanges could result in a reduction in patients covered by commercial insurance or an increase of patients covered through the exchanges under more restrictive commercial plans with lower reimbursement rates. To the extent that the implementation of such exchanges results in a reduction in patients covered by commercial insurance or a reduction in reimbursement rates for our services from commercial and/or government payors, our revenues, earnings and cash flows could be adversely affected.

The law requires that all non-grandfathered individual and small group health plans sold in a state, including plans sold through state exchanges, cover EHBs in ten general categories. The scope of the benefits is intended to equal the scope of benefits under a typical employer plan. In December 2011, the Center for Consumer Information and Insurance Oversight published an Essential Health Benefits Bulletin describing the approach it was taking regarding the implementation of the EHB Bulletin requirement. For the two year transition period (from 2014 through 2015) the law requires states to define an EHB benchmark plan that must be covered by plans in the state. States that do not define an EHB benchmark plan must use the small group plan with the largest enrollment in the state. On November 26, 2012, HHS issued a proposed rule governing the standards applicable to EHB Bulletins, new definitions, actuarial value requirements and methodology, and published a list of plan benchmark options that states can use to develop EHBs. The rule describes specific coverage requirements that: (i) prohibit discrimination against individuals because of pre-existing or chronic conditions on health plans applicable to EHBs; (ii) ensure network adequacy of essential health providers, and (iii) prohibit benefit designs that limit enrollment and that prohibit access to care for enrollees. The proposed rule raises several issues that could impact the Company. To date, 47 states and the District of Columbia have chosen EHB Bulletin benchmark plans. Few state EHBs specifically include dialysis benefits. We believe that these current benchmark plans do in fact provide coverage for dialysis services, even if such services are not explicitly specified in the benchmark plans. However, the proposed rule gives issuers flexibility to define services within the 10 benefit categories set forth in the law, to substitute services within the same category and to design health plans in ways that could limit the number of treatments an individual may receive, or to restrict his or her provider network.

The law prohibits issuers from discriminating against individuals. However, the issuer would be permitted to vary premiums within the limits, and the rule does not explain how anti-discrimination provisions will be monitored and enforced. Our U.S. dialysis business, as a member of the Kidney Care Council, has submitted comments to HHS regarding the proposed rule. If HHS fails to include dialysis services explicitly as an EHB, it could adversely affect revenues as patients currently covered by commercial payors move to exchanges which then could require that individuals purchasing coverage on the exchange look to public payors to cover ESRD services.

In October 2011, CMS issued a final rule concerning the MSSP established by the health care reform legislation, which under the statute was required to be implemented no later than January 1, 2012. The MSSP, which is now operational, provides financial incentives to health care providers and suppliers that work together to furnish coordinated, high-quality care to Medicare beneficiaries through ACOs. Approximately 250 ACOs have been formed throughout the country.

The CMS Center for Innovation (Innovation Center) is in various stages of development in working with various healthcare providers to implement ACOs and other innovative models of care for Medicare and Medicaid beneficiaries. We are currently uncertain of the extent to which these models of care, including ACOs, Bundled Payments for Care Improvement Initiative (which is scheduled to begin in the spring of 2013), the Comprehensive Primary Care Initiative, the Duals Demonstration, or other models, will impact the health care market. Our U.S. dialysis business may choose to participate in one or several of these models either as a partner with other providers or independently. We are currently seeking a renal specific coordinated care pilot with the Innovation Center. Even if we do not participate in these programs, some of our patients may be assigned to a program, in which case the quality and cost of care that we furnish will be included in an ACOs’ or other programs’ calculations regardless of our participation in the program. As new models of care emerge, we may be at risk for losing our Medicare patient base, which would have a materially adverse effect on our revenues, earnings and cash flow. Furthermore, other initiatives in the government or private sector may arise, including the development of models similar to ACOs, IPA’s and integrated delivery systems or evolutions of those concepts which could adversely impact our business.

In addition, the health care reform legislation introduced severe penalties for the knowing and improper retention of overpayments collected from government payors. As a result, we made initial significant investments in additional resources to accelerate the time it takes to identify and process overpayments and we may be required to make additional investments in the future. Acceleration in our ability to identify and process overpayments could result in us refunding overpayments to government or other payors sooner than we have in the past, which could have a material adverse effect on our operating cash flows. The failure to return identified overpayments within the specified time frame is now a violation of the federal FCA. Additionally, the American Taxpayer Relief Act of 2012 extended the look-back period for returning overpayments by two years.

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

Effective March 2011, CMS instituted screening procedures and a $500 enrollment fee for providers enrolling and re-enrolling in government health care programs. A provider is subject to screening upon initial enrollment and each time the provider re-validates its enrollment application. Screening includes verification of enrollment information and review of various federal databases to ensure the provider has valid tax identification, NPI numbers and is not excluded from participation in federal and state healthcare programs. We expect this screening process to delay the Medicare contractor approval process, potentially causing a delay in reimbursement. The enrollment fee is also applicable upon initial enrollment, re-validation, and each time an existing provider adds a new facility location. This fee is an additional expense that must be paid for each center every three years and could be more significant if other government and commercial payors follow this trend. Ultimately, we anticipate the new screening and enrollment requirements will require additional personnel and financial resources and will potentially delay the enrollment and revalidation of our centers which in turn will delay payment.

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

The health care reform legislation added several new tax provisions that, among other things, impose various fees and excise taxes, and limit compensation deductions for health insurance providers and their affiliates. On December 28, 2012, the Internal Revenue Service posted a proposed regulation that outlines the federal Executive branch’s stance on several key issues surrounding the employer mandate, including the determination of applicable large employer rules for determining full-time employees and rules for determining whether an employer is subject to penalties. These rules could negatively impact our cash flow and tax liabilities.

Changes in state Medicaid or other non-Medicare government-based programs or payment rates could reduce our revenues, earnings and cash flows.

Approximately 17% of our dialysis and related lab services revenues for the year ended December 31, 2012 was generated from patients who have state Medicaid or other non-Medicare government-based programs, such as Medicare-assigned plans or the VA, as their primary coverage. As state governments and governmental organizations face increasing budgetary pressure, we may in turn face reductions in payment rates, delays in the timing of payments, limitations on eligibility or other changes to the applicable programs. For example, some programs, such as certain state Medicaid programs and the VA, have recently considered, proposed or implemented rate reductions.

On December 17, 2010, the Department of Veterans Affairs (VA) published a final rule in which it materially changed the payment methodology and ultimately the amount paid for dialysis services furnished to veterans in non-VA centers such as ours. In the final rule, the VA adopted the bundled payment system implemented by Medicare and estimated a reduction of 39% in payments for dialysis services to veterans at non-VA centers. Approximately 2% of our dialysis and related lab services revenues for the year ended December 31, 2012 was generated by the VA. The VA payment methodology will have a significant negative impact on our revenues, earnings and cash flows as a result of the reduction in rates or as a result of the decrease in the number of VA patients we serve. We recently executed contractual agreements with the VA and there is some uncertainty as to when this rule will take effect for the patients covered by these contracts. While at this time the contracts remain in force, these agreements provide for the right of the VA to terminate the agreement without cause on short notice. Further, patients who are not covered by the contractual arrangements will likely be reimbursed at Medicare rates beginning with the date of implementation of the rule. If the VA proceeds with payment rate reductions or fails to renew our existing contracts, we might have to cease accepting patients under this program and could even be forced to close centers.

State Medicaid programs are increasingly adopting Medicare-like bundled payment systems, but sometimes these payment systems are poorly defined and could include all drugs (even those oral-only drugs that Medicare will not include in the bundled payment until 2014) and are implemented without any claims processing infrastructure, or patient or facility adjusters. If these payment systems are implemented without any adjusters and claims processing changes, Medicaid payments will be substantially reduced and the costs to submit such claims may increase. In addition, some state Medicaid program eligibility requirements mandate that citizen enrollees in such programs provide documented proof of citizenship. If our patients cannot meet these proof of citizenship documentation requirements, they may be denied coverage under these programs. These Medicaid payment and enrollment changes, along with similar changes to other non-Medicare government programs could reduce the rates paid by these programs for dialysis and related services, delay the timing of payment for services provided, and further limit eligibility for coverage which could adversely affect our revenues, earnings and cash flows.

Changes in clinical practices, payment rates or regulations impacting EPO and other pharmaceuticals could reduce our revenues, earnings and cash flows.

Historically, Medicare and most Medicaid programs paid for EPO outside of the composite rate. This separate payment has long been the subject of discussions regarding appropriate dosing and payment in an effort to reduce escalating expenditures for EPO. Since January 1, 2011, Medicare has bundled EPO into the prospective payment system such that dosing variations will not change the amount paid to a dialysis facility. Although some Medicaid programs and other payors suggest movement towards a bundled payment system inclusive of EPO, some non-Medicare payors continue to pay for EPO separately from the treatment rate. The administration of EPO and other pharmaceuticals that are separately billable accounted for approximately 5% of our dialysis and related lab services revenues for the year ended December 31, 2012, with EPO alone accounting for approximately 3% of our dialysis and related lab services revenues for the same period. Changes in physician clinical practices that result in further decreased utilization of prescribed pharmaceuticals or changes in payment rates for those pharmaceuticals could reduce our revenues, earnings and cash flows.

Since late 2006, there has been significant media discussion and government scrutiny regarding anemia management practices in the U.S. which has created confusion and concern in the nephrology community. In late 2006, the U.S. House of Representatives Ways and Means Committee held a hearing on the issue of the utilization of erythropoiesis stimulating agents (ESAs), which include EPO, and in 2007, the FDA required changes to the labeling of EPO and Aranesp® to include a black box warning, the FDA’s strongest form of warning label. In June 2011, the FDA required that the black box warning be slightly revised and also include more conservative dosing recommendations for patients with CKD. In addition, in 2011, CMS opened a national coverage analysis (NCA) for ESAs that could have resulted in a national coverage determination potentially impacting payments for ESAs in anemia treatment. CMS subsequently determined in 2011 not to issue a national coverage determination for ESAs due to a lack of available evidence to establish coverage criteria or limitations. However, we cannot predict whether CMS might open a NCA for ESAs in the future and, if so, what the potential outcome might be.

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

In November 2011, we entered into a seven year Sourcing and Supply Agreement with Amgen USA Inc. Under the agreement we committed to purchase EPO in amounts necessary to meet no less than 90% of our requirements for ESAs. The agreement replaces in its entirety the prior one-year supply agreement between us and Amgen that expired on December 31, 2011. As long as we meet certain conditions, the agreement limits Amgen’s ability to unilaterally decide to increase the price for EPO. Future increases in the cost of EPO without corresponding increases in payment rates for EPO from commercial payors and without corresponding increases in the Medicare bundled rate could have a material adverse effect on our earnings and cash flows and ultimately reduce our income. Our agreement with Amgen for EPO provides for discounted pricing and rebates for EPO. Some of the rebates are subject to various conditions including but not limited to future pricing levels of EPO by Amgen and data submission by us. In addition, the rebates are subject to certain limitations. We cannot predict whether, over the seven year term of the agreement, we will continue to receive the rebates for EPO that we have received in the past, or whether we will continue to achieve the same levels of rebates within that structure as we have historically achieved. In the initial years of the agreement, however, the total rebate opportunity is less than what was provided in the agreement that expired at the end of 2011, however, the opportunity for us to earn discounts and rebates increases over the term of the agreement. Factors that could impact our ability to qualify for rebates provided for in our agreement with Amgen in the future include, but are not limited to, our ability to track certain data elements. We cannot predict whether we will be able to meet the applicable qualification requirements for receiving rebates. Failure to meet certain targets and earn the specified rebates could have a material adverse effect on our earnings and cash flows. In 2012, we experienced an increase in our overall EPO unit costs. In December 2012 we entered into an amendment to our agreement with Amgen that makes non-material changes to certain terms of the agreement for the period from January 1, 2013 through December 31, 2013. Under the terms of the original agreement before the amendment, we were required to purchase EPO in amounts necessary to meet no less than 90% of our requirements of ESAs and are still required to do so after 2013. In addition, all of the other conditions as specified in the original agreement entered into in November 2011 still apply.

We are the subject of a number of inquiries by the federal government and two private civil suits, any of which could result in substantial penalties or awards against us, imposition of certain obligations on our practices and procedures, exclusion from future participation in the Medicare and Medicaid programs and, in certain cases, criminal penalties.

We are the subject of a number of inquiries by the federal government. We have received subpoenas or other requests for documents from the federal government in connection with the Vainer private civil suit, the

2010 U.S. Attorney physician relationship investigation, the 2011 U.S. Attorney physician relationship investigation and the 2011 U.S. Attorney Medicaid investigation. Certain current and former members of the Board, executives and other teammates have been subpoenaed to testify before the grand jury in Colorado related to the 2011 U.S. Attorney physician relationship investigation.

With respect to the Vainer and the Turner-Hooks private civil suits, after investigation, the government did not intervene and is not actively pursuing either of these private civil suits. (See Part I, Item 3, of this report under the caption “Legal Proceedings” for additional details regarding these matters). In each of these private civil suits, a relator filed a complaint against us in federal court under the qui tam provisions of the FCA and pursued the claims independently after the government declined to intervene. The parties are engaged in active litigation in the Vainer private civil suit, and the Company was recently served with the complaint in the Turner-Hooks private civil suit.

We are cooperating with the OIG and those offices of the U.S. Attorney pursuing the matters mentioned above and are producing the requested records. Although it is uncertain whether or when proceedings might be initiated by the federal government, the scope of such proceedings or when these matters may be resolved, it is not unusual for investigations such as these to continue for a considerable period of time through the various phases of document and witness requests and on-going discussions with regulators. Responding to the subpoenas or investigations and defending ourselves in the private civil suits will continue to require management’s attention and significant legal expense. Any negative findings could result in substantial financial penalties or awards against us, imposition of certain obligations on our practices and procedures, exclusion from future participation in the Medicare and Medicaid programs and, in certain cases, criminal penalties. It is possible that criminal proceedings may be initiated against us in connection with investigations by the federal government, including the 2011 U.S. Attorney physician relationship investigation. To our knowledge, no proceedings have been initiated by the federal government against us at this time.

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

The regulatory scrutiny of healthcare providers, including dialysis providers continues to increase. For example, CMS has indicated that with respect to the Medicare bundled payment system, it will monitor the use of EPO and other pharmaceuticals. In addition, Medicare has increased the frequency and intensity of its certification inspections of dialysis centers. For example, we are required to provide substantial documentation related to the administration of pharmaceuticals, including EPO, and, to the extent that any such documentation is found insufficient, we may be required to refund to government or commercial payors any amounts received for such administration, and be subject to substantial penalties under applicable laws or regulations. In addition, Medicare contractors have increased their prepayment and post-payment reviews.

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

•

Enforcement actions by governmental agencies and/or claims for monetary damages by patients who believe PHI has been used or disclosed or not properly safeguarded in violation of federal or state patient privacy laws, including the federal HIPAA of 1996;

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

As of December 31, 2012, we owned a controlling interest in numerous dialysis-related joint ventures, which represented approximately 19% of our U.S. dialysis and related lab services revenues for the year ended December 31, 2012. In addition, we also owned minority equity investments in several other dialysis related joint ventures. We anticipate that we will continue to increase the number of our joint ventures. Many of our joint ventures with physicians or physician groups also have the physician owners providing medical director services to those centers or other centers we own and operate. Because our relationships with physicians are governed by the federal anti-kickback statute, we have sought to structure our joint venture arrangements to satisfy as many safe harbor requirements as we believe are reasonably possible. However, our joint venture arrangements do not satisfy all elements of any safe harbor under the federal anti-kickback statute (and possibly the Stark Law). The subpoena and related requests for documents we received from the U.S. Attorney’s Office for the Eastern District of Missouri in the 2005 U.S. Attorney investigation, the OIG’s Office in Dallas in the 2010 U.S. Attorney physician relationship investigation and the U.S. Attorney’s Office for the District of Colorado in the 2011 U.S. Attorney physician relationship investigation, included requests for documents related to our joint ventures. We have been advised by the U.S. Department of Justice that it is conducting civil and grand jury investigations into our financial relationships with physicians, including our joint ventures generally. We have been advised by the attorneys conducting the civil investigation that they believe that the general structure of our joint ventures does not comply with the anti-kickback statute and the False Claims Act. We disagree that our joint venture structure, which we believe is widely used in the dialysis industry and other segments of the healthcare industry substantially in the form that we use it, violates the federal anti-kickback statute or the False Claims Act. However, if our joint ventures are found to be in violation of the anti-kickback statute, the False Claims Act or the Stark Law provisions, we could be required to restructure the joint ventures or refuse to accept referrals for DHS from the physicians with whom the joint venture centers have a financial relationship.

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

There are significant estimating risks associated with the amount of dialysis and related lab services revenues and related refund liabilities that we recognize in a reporting period. The billing and collection process is complex due to ongoing insurance coverage changes, geographic coverage differences, differing interpretations of contract coverage, and other payor issues. Determining applicable primary and secondary coverage for approximately 153,000 U.S. patients at any point in time, together with the changes in patient coverage that occur each month, requires complex, resource-intensive processes. Errors in determining the correct coordination of benefits may result in refunds to payors. Revenues associated with Medicare and Medicaid programs are also subject to estimating risk related to the amounts not paid by the primary government payor that will ultimately be collectible from other government programs paying secondary coverage, the patient’s commercial health plan secondary coverage or the patient. Collections, refunds and payor retractions typically continue to occur for up to three years and longer after services are provided. We generally expect our range of U.S. dialysis and related lab services revenues estimating risk to be within 1% of net revenues for the segment, which can represent as much as 5% of dialysis operating income. If our estimates of dialysis and related lab services revenues and related refund liabilities are materially inaccurate, it could impact the timing and the amount of our revenues recognition and have a significant impact on our operating results.

Our ancillary services and strategic initiatives, including our international dialysis operations, that we invest in now or in the future may generate losses and may ultimately be unsuccessful. In the event that one or more of these activities is unsuccessful, we may have to write off our investment and incur other exit costs.

Our ancillary services and strategic initiatives currently include pharmacy services, disease management services, vascular access services, ESRD clinical research programs, physician services, direct primary care and our international dialysis operations. We expect to add additional service offerings and pursue additional strategic initiatives in the future as circumstances warrant, which could include healthcare services not related to dialysis. Many of these initiatives require or would require investments of both management and financial resources and can generate significant losses for a substantial period of time and may not become profitable. There can be no assurance that any such strategic initiative will ultimately be successful. Any significant change in market conditions, or business performance, or in the political, legislative or regulatory environment, may impact the economic viability of any of these strategic initiatives. For example, during 2011 and 2012, several of our strategic initiatives generated net operating losses and some are expected to generate net operating losses in 2013 and beyond. If any of our ancillary services or strategic initiatives, including our international dialysis operations, do not perform as planned, we may incur a material write-off or an impairment of our investment, including goodwill, in one or more of these activities or we could incur significant termination costs if we were to exit a certain line of business. As an example, during the second quarter of 2011 we recorded a goodwill impairment charge of $24 million related to our infusion therapy business, as a result of a decrease in the implied fair value of goodwill below its carrying amount.

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

Risks related to HCP:

HCP is subject to many of the same risks to which our dialysis business is subject.

As a participant in the healthcare industry, HCP is subject to many of the same risks to which our dialysis business is subject to as described in the risk factors set forth above in this, Part I, Item 1A, any of which could materially and adversely affect HCP’s revenues, earnings or cash flows. Among these risks are the following:

•	The healthcare business is heavily regulated and changes in laws, regulations, or government programs could have a material impact on HCP;

•	Failure to comply with complex governmental regulations could have severe consequences to HCP, including, without limitation, exclusion from governmental payor programs like Medicare and Medicaid;

•	HCP could become the subject of governmental investigations, claims, and litigation;

•	HCP may be unable to continue to make acquisitions or to successfully integrate such acquisitions into its business, and such acquisitions may include liabilities of which HCP was not aware; and

•

As a result of the broad scope of HCP’s medical practice, HCP is exposed to medical malpractice claims, as well as claims for damages and other expenses, that may not be covered by insurance for for which adequate limits of insurance coverage may not be available.

Under most of HCP’s agreements with health plans, HCP assumes some or all of the risk that the cost of providing services will exceed its compensation.

Substantially all of HCP’s revenue is derived from PMPM fees paid by health plans under capitation agreements with HCP or its associated physician groups. In Florida and, a significant portion in Nevada, HCP contracts directly with health plans under global capitation arrangements to assume financial responsibility for both professional and institutional services. In California, HCP utilizes a capitation model in several different forms. While there are variations specific to each arrangement, HCPAMG generally contracts with health plans to receive a PMPM fee for professional services and assumes the financial responsibility for professional services only. In some cases, the health plans separately enter into capitation contracts with third parties (typically hospitals) who receive directly a PMPM fee and assume contractual financial responsibility for hospital services. In other cases, the health plan does not pay any portion of the PMPM fee to the hospital, but rather administers claims for hospital expenses itself. In both scenarios, HCP enters into managed care-related administrative services agreements or similar arrangements with those third parties (hospitals) under which HCP agrees to be responsible for utilization review, quality assurance, and other managed care-related administrative functions and claim payments. As compensation for such administrative services, HCP is entitled to share a percentage of the amount by which the institutional capitation revenue exceeds institutional expenses; any such risk-share amount to which HCP is entitled is recorded as medical revenues and HCP is also responsible for any short-fall in the event that institutional expenses exceed institutional revenues.

To the extent that members require more care than is anticipated, aggregate fixed Per Member Per Month (PMPM) amounts, or capitation payments, may be insufficient to cover the costs associated with treatment. If medical expenses exceed estimates, except in very limited circumstances, HCP will not be able to increase the PMPM fee received under these risk agreements during their then-current terms.

If HCP or its associated physician groups enter into capitation contracts or other risk sharing arrangements with unfavorable economic terms, or a capitation contract is amended to include unfavorable terms, HCP could, directly or indirectly through its contracts with its associated physician groups, suffer losses with respect to such contract. Since HCP does not negotiate with CMS or any health plan regarding the benefits to be provided under their Medicare Advantage plans, HCP often has just a few months to familiarize itself with each new annual package of benefits it is expected to offer.

Changes in HCP’s or its associated physician groups’ ratio of medical expense to revenue can create significant changes in HCP’s financial results. Accordingly, the failure to adequately predict and control medical expenses and to make reasonable estimates and maintain adequate accruals for incurred but not reported claims, may have a material adverse effect on HCP’s financial condition, results of operations or cash flows.

Historically, HCP’s and its associated physician groups’ medical expenses as a percentage of revenue have fluctuated. Factors that may cause medical expenses to exceed estimates include:

•	the health status of members;

•	higher than expected utilization of new or existing healthcare services or technologies;

•	an increase in the cost of healthcare services and supplies, including pharmaceuticals, whether as a result of inflation or otherwise;

•	changes to mandated benefits or other changes in healthcare laws, regulations, and practices;

•	periodic renegotiation of provider contracts with specialist physicians, hospitals, and ancillary providers;

•	periodic renegotiation of contracts with HCP’s associated primary care physicians;

•	changes in the demographics of the participating members and medical trends;

•	contractual or claims disputes with providers, hospitals, or other service providers within a health plan’s network;

•	the occurrence of catastrophes, major epidemics, or acts of terrorism; and

•	plans with declining premiums.

Risk-sharing arrangements that HCP-associated physician groups have with health plans and hospitals could result in their costs exceeding the corresponding revenues, which could reduce or eliminate any shared risk profitability.

Most of the agreements between health plans and HCP and its associated physician groups contain risk-sharing arrangements under which the physician groups can earn additional compensation from the health plans by coordinating the provision of quality, cost-effective healthcare to members. However, such arrangements may require the physician group to assume a portion of any loss sustained from these arrangements, thereby reducing HCP’s net income. Under these risk-sharing arrangements, HCP and its associated physician groups are responsible for a portion of the cost of hospital services or other services that are not capitated. The terms of the particular risk-sharing arrangement allocate responsibility to the respective parties when the cost of services exceeds the related revenue, which results in a deficit, or permit the parties to share in any surplus amounts when actual costs are less than the related revenue. The amount of non-capitated and hospital costs in any period could be affected by factors beyond the control of HCP, such as changes in treatment protocols, new technologies, longer lengths of stay by the patient, and inflation. To the extent that such non-capitated and hospital costs are higher than anticipated, revenue may not be sufficient to cover the risk-sharing deficits the health plans and HCP are responsible for, which could reduce HCP’s revenues and profitability. Certain of HCP’s agreements with health plans stipulate that risk-sharing pool deficit amounts are carried forward to offset any future years’ surplus amounts HCP would otherwise be entitled to receive. HCP accrues for any such risk-sharing deficits.

Whenever possible, HCP seeks to contractually reduce or eliminate its liability for risk-sharing deficits. Notwithstanding the foregoing, risk-sharing deficits could have a significant impact on future profitability.

Renegotiation, renewal, or termination of capitation agreements with health plans could have a significant impact on HCP’s future profitability.

Under most of HCP’s and its associated physician groups’ capitation agreements with health plans, the health plan is generally permitted to modify the benefit and risk obligations and compensation rights from time to time during the terms of the agreements. If a health plan exercises its right to amend its benefit and risk obligations and compensation rights, HCP and its associated physician groups are generally allowed a period of time to object to such amendment. If HCP or its associated physician group so objects, under some of the risk agreements, the relevant health plan may terminate the applicable agreement upon 60 to 90 days written notice. Depending on the health plan at issue and the amount of revenue associated with the health plan’s risk agreement, the renegotiated terms or termination may have a material adverse effect on HCP’s and DaVita’s future revenues and profitability.

Laws regulating the corporate practice of medicine could restrict the manner in which HCP is permitted to conduct its business and the failure to comply with such laws could subject HCP to penalties or require a restructuring of HCP.

Some states have laws that prohibit business entities, such as HCP, from practicing medicine, employing physicians to practice medicine, exercising control over medical decisions by physicians (also known collectively as the corporate practice of medicine) or engaging in certain arrangements, such as fee-splitting, with physicians.

In some states these prohibitions are expressly stated in a statute or regulation, while in other states the prohibition is a matter of judicial or regulatory interpretation. Of the four states in which HCP currently operates, California and Nevada prohibit the corporate practice of medicine.

In California and Nevada, HCP operates by maintaining long-term contracts with its associated physician groups which are each owned and operated by physicians and which employ or contract with additional physicians to provide physician services. Under these arrangements, HCP provides management services, receives a management fee for providing non-medical management services, does not represent that it offers medical services, and does not exercise influence or control over the practice of medicine by the physicians or the associated physician groups.

In addition to the above management arrangements, HCP has certain contractual rights relating to the orderly transfer of equity interests in certain of its associated California and Nevada physician groups through succession agreements and other arrangements with their physician equityholders. However, such equity interests cannot be transferred to or held by HCP or by any non-professional organization. Accordingly, neither HCP nor HCP’s subsidiaries directly own any equity interests in any physician groups in California and Nevada. In the event that any of these associated physician groups fails to comply with the management arrangement or any management arrangement is terminated and/or HCP is unable to enforce its contractual rights over the orderly transfer of equity interests in its associated physician groups, such events could have a material adverse effect on HCP’s business, financial condition or results of operations.

HCP may be required to restructure its relationship with its associated physician groups if HCP’s management services agreements with such associated physician groups or HCP’s succession agreements and other related arrangements with equityholders of any such associated physician groups are deemed invalid under prohibitions against the corporate practice of medicine in California and Nevada.

Some of the relevant laws, regulations, and agency interpretations relating to the corporate practice of medicine have been subject to limited judicial and regulatory interpretation. Moreover, state laws are subject to change and regulatory authorities and other parties, including HCP’s group physicians, may assert that, despite these arrangements, HCP is engaged in the prohibited corporate practice of medicine.

In light of the above, it is possible that a state regulatory agency or a court could determine that HCP’s agreements with physician equityholders of certain managed California and Nevada associated physician groups as described above, either independently or coupled with the management services agreements with such associated physician groups, confer impermissible control over the business and/or medical operations of such associated physician groups, that the management fee payable under such arrangements results in profit sharing or that HCP is the beneficial owner of the associated physician groups’ equity interests in violation of the corporate practice of medicine doctrine. If there were a determination that a corporate practice of medicine violation existed or exists, these arrangements could be deemed invalid, potentially resulting in a loss of revenues and an adverse effect on results of operations derived from such associated physician groups. In addition, HCP’s California and Nevada associated physician groups and HCP, as well as those physician equity holders of associated physician groups who are subject to succession agreements with HCP, could be subject to criminal or civil penalties or an injunction for practicing medicine without a license or aiding and abetting the unlicensed practice of medicine.

A determination that a corporate practice of medicine violation existed could also force a restructuring of HCP’s management arrangements with associated physician groups in California and/or Nevada. Such a restructuring might include revisions of the management services agreements, which might include a modification of the management fee, and/or establishing an alternative structure, such as obtaining a California Knox-Keene license (a managed care plan license issued pursuant to the California Knox-Keene Health Care Service Plan Act of 1975 (the Knox-Keene Act)) or its Nevada equivalent, which would permit HCP to contract with a physician network without violating the corporate practice of medicine prohibition. There can be no assurance that such a restructuring would be feasible, or that it could be accomplished within a reasonable time frame without a material adverse effect on HCP’s operations and financial results.

If HCP’s agreements or arrangements with any physician equityholder(s) of associated physicians, physician groups, or IPAs are deemed invalid under state law, including laws against the corporate practice of medicine, or Federal Law, or are terminated as a result of changes in state law, or if there is a change in accounting standards by the Financial Accounting Standards Board (FASB) or the interpretation thereof affecting consolidation of entities, it could impact HCP’s consolidation of total revenues derived from such associated physician groups.

HCP’s financial statements are consolidated and include the accounts of its majority-owned subsidiaries and certain non-owned HCP-associated and managed physician groups, which consolidation is effectuated in accordance with applicable accounting standards. Such consolidation for accounting and/or tax purposes does not, is not intended to, and should not be deemed to, imply or provide to HCP any, control over the medical or clinical affairs of such physician groups. In the event of a change in accounting standards promulgated by FASB or interpretation of its standards, or if there were an adverse determination by a regulatory agency or a court, or a change in state or federal law relating to the ability to maintain present agreements or arrangements with such physician groups, HCP may not be permitted to continue to consolidate the total revenues of such organizations. A change in accounting for consolidation with respect to HCP’s present agreement or arrangements would diminish HCP’s reported revenues but would not be expected to materially adversely affect its reported results of operations, while regulatory or legal rulings or changes in law interfering with HCP’s ability to maintain its present agreements or arrangements could materially diminish both revenues and results of operations.

If HCP’s associated physician groups are not able to satisfy the California Department of Managed Health Care’s financial solvency requirements, HCP’s associated physicians groups could become subject to sanctions and HCP’s ability to do business in California could be limited or terminated.

The California DMHC has instituted financial solvency regulations. The regulations are intended to provide a formal mechanism for monitoring the financial solvency of capitated physician groups. Under the regulations, HCP’s associated physician groups are required to, among other things:

•

Maintain, at all times, a minimum cash-to-claims ratio (where cash-to-claims ratio means the organization’s cash, marketable securities, and certain qualified receivables, divided by the organization’s total unpaid claims liability). The regulation currently requires a cash-to-claims ratio of 0.75.

•

Submit periodic reports to the DMHC containing various data and attestations regarding performance and financial solvency, including incurred but not reported calculations and documentation, and attestations as to whether or not the organization was in compliance with the Knox-Keene Act requirements related to claims payment timeliness had maintained positive tangible net equity (i.e., at least $1.00), and had maintained positive working capital (i.e., at least $1.00).

In the event that a physician organization is not in compliance with any of the above criteria, the organization would be required to describe in a report submitted to the DMHC the reasons for non-compliance and actions to be taken to bring the organization into compliance. Further, under these regulations, the DMHC can make public some of the information contained in the reports, including, but not limited to, whether or not a particular physician organization met each of the criteria. In the event HCP or its associated physician groups are not able to meet certain of the financial solvency requirements, and fail to meet subsequent corrective action plans, HCP’s associated physicians groups could be subject to sanctions, or limitations on, or removal of, its or their ability to do business in California.

Reductions in Medicare Advantage health plan reimbursement rates stemming from recent healthcare reforms and any future related regulations may negatively impact HCP’s business, revenue and profitability.

A significant portion of HCP’s revenue is directly or indirectly derived from the monthly premium payments paid by CMS to health plans for medical services provided to Medicare Advantage enrollees. As a result, HCP’s results of operations are, in part, dependent on government funding levels for Medicare Advantage programs. Any changes that limit or reduce Medicare Advantage reimbursement levels, such as reductions in or limitations of reimbursement amounts or rates under programs, reductions in funding of programs, expansion of benefits without adequate funding, elimination of coverage for certain benefits, or elimination of coverage for certain individuals or treatments under programs, could have a material adverse effect on HCP.

The Health Reform Acts contain a number of provisions that negatively impact Medicare Advantage plans, including the following:

•

Medicare Advantage benchmarks for 2011 were frozen at 2010 levels. Beginning in 2012, Medicare Advantage benchmark rates are being phased down from current levels to levels that are between 95% and 115% of fee-for-service costs, depending on a plan’s geographic area. Medicare advantage plans receiving certain quality ratings by CMS will be eligible for bonus rate increases.

•	Rebates received by Medicare Advantage plans that underbid based on payment benchmarks will be reduced, with larger reductions for plans failing to receive certain quality ratings.

•	The Secretary of the HHS is granted explicit authority to deny Medicare Advantage plan bids that propose significant increases in cost sharing or decreases in benefits.

•

Beginning in 2014, Medicare Advantage plans with medical loss ratios below 85% will be required to pay a rebate to the Secretary of HHS. The Secretary of HHS will halt enrollment in any plan failing to meet this ratio for three consecutive years, and terminate any plan failing to meet the ratio for five consecutive years. If an HCP-contracting Medicare Advantage plan experiences a limitation on enrollment or is otherwise terminated from the Medicare Advantage program, HCP may suffer materially adverse consequences to its business or financial condition.

•

Since January 1, 2011, cost-sharing for certain series (such as chemotherapy and skilled nursing care) has been limited to the cost-sharing permitted under the original fee-for-service Medicare program.

•	Prescription drug plans are now required to cover all drugs on a list developed by the Secretary of HHS, and the Medicare part D premium subsidy for high-income beneficiaries has been reduced by 25%.

•

Beginning in 2014, CMS is required to increase coding intensity adjustments for Medicare Advantage plans, which is expected to reduce CMS payments to Medicare Advantage plans, which in turn will likely reduce the amounts payable to HCP and its associated physicians, physician groups, and IPA’s under its capitation agreements.

In addition to the above, the Health Reform Acts establish a new Independent Payment Advisory Board (IPAB) to recommend ways to reduce Medicare spending if the increase in Medicare costs per capita exceeds certain targets, which will be implemented unless Congress passes alternative legislation that achieves the same savings. The Health Reform Acts mandate that if targets are not met, the IPAB’s recommendations are to include ways to reduce payments to Medicare Advantage plans and Medicare Part D prescription drug plans related to administrative expenses (including profits) and performance bonuses. Also, the Budget Control Act of 2011 (BCA) mandates a 2% decrease in Medicare Advantage spending in order to bring Medicare spending for Medicare Advantage beneficiaries more in line with Medicare fee-for-service spending. Additional steps could be taken by government agencies and plan providers to further restrict, directly or indirectly, the reimbursements available to plan service providers like HCP.

Finally, it is possible that the impact of the Health Reform Acts could cause a reduction in enrollment in Medicare Advantage plans, which, in turn, would reduce HCPs revenues and net income. For example, the Congressional Budget Office expects that, after reaching a high of 26% participation in Medicare Advantage plans in 2013, such participation will decline to 17% in 2020. The CBO predicts that this, together with other changes under the Health Reform Act, will result in reductions in Medicare Advantage spending by CMS of up to an aggregate of $131.9 billion over 10 years.

Although the Health Reform Acts provide for reductions in payments to Medicare Advantage plans, the Health Reform Acts also provide for bonus payments to Medicare Advantage plans rated four or five stars based on quality measures. In November 2011, CMS announced a three-year demonstration project with an alternative bonus structure that awards bonuses to plans with three or more stars. The GAO and MedPAC have criticized the demonstration project. If Congress acts to curb the CMS initiated bonus structure, HCP’s revenues would decrease.

HCP’s operations are dependent on competing health plans and, at times, a health plan’s and HCP’s economic interests may diverge.

For the period November 1, 2012 through December 31, 2012, 61% of HCP’s consolidated capitated medical revenues were earned through contracts with three health plans.

HCP expects that, going forward, substantially all of its revenue will continue to be derived from these and other health plans. Each health plan may immediately terminate any of HCP’s contracts and/or any individual credentialed physician upon the occurrence of certain events. They may also amend the material terms of the contracts under certain circumstances. Failure to maintain the contracts on favorable terms, for any reason, would materially and adversely affect HCP’s results of operations and financial condition. A material decline in the number of members could also have a material adverse effect on HCP’s results of operations.

Notwithstanding each health plan’s and HCP’s current shared interest in providing service to HCP’s members who are enrolled in the subject health plans, the health plans may have different and, at times, opposing economic interests from those of HCP. The health plans provide a wide range of health insurance services across a wide range of geographic regions, utilizing a vast network of providers. As a result, they and HCP may have different views regarding the proper pricing of services and/or the proper pricing of the various service providers in their provider networks, the cost of which HCP bears to the extent that the services of such service providers are utilized. These health plans may also have different views than HCP regarding the efforts and expenditures that they, HCP, and/or other service providers should make to achieve and/or maintain various quality ratings. In addition, several health plans have purchased or announced their intent to purchase provider organizations. If health plans with which HCP contracts make significant purchases, they may not continue to contract with HCP or contract on less favorable terms or seek to prevent HCP from acquiring or entering into arrangements with certain providers. Similarly, as a result of changes in laws, regulations, consumer preferences, or other factors, the health plans may find it in their best interest to provide health insurance services pursuant to another payment or reimbursement structure. In the event HCP’s interests diverge from the interests of the health plans, HCP may have limited recourse or alternative options in light of its dependence on these health plans. There can be no assurances that HCP will continue to find it mutually beneficial to work with the health plans. As a result of various restrictive provisions that appear in some of the managed care agreements with health plans, HCP may, at times, have limitations on its ability to cancel an agreement with a particular health plan and immediately thereafter contract with a competing health plan with respect to the same service area.

HCP and its associated physicians, physician groups and IPAs and other physicians may be required to continue providing services following termination or renegotiation of certain agreements with health plans.

There are circumstances under federal and state law pursuant to which HCP and its associated physician groups IPAs, and other physicians could be obligated to continue to provide medical services to HCP members in their care following a termination of their applicable risk agreement with health plans and termination of the receipt of payments thereunder. In certain cases, this obligation could require the physician group or IPA to provide care to such member following the bankruptcy or insolvency of a health plan. Accordingly, the obligations to provide medical services to HCP members (and the associated costs) may not terminate at the time the applicable agreement with the health plan terminates, and HCP may not be able to recover its cost of providing those services from the health plan, which could have a material adverse effect on HCP’s financial condition, results of operations, and/or cash flows.

HCP operates primarily in Florida, California, New Mexico and Nevada. HCP may not be able to successfully establish a presence in new geographic regions.

HCP derives substantially all of its revenue from operations in California, Nevada, New Mexico and Florida (California, Nevada, New Mexico and Florida are hereinafter referred to as the Existing Geographic Regions). As a result, HCP’s exposure to many of the risks described herein are not mitigated by a greater diversification of geographic focus. Furthermore, due to the concentration of HCP’s operations in the Existing Geographic Regions, it may be adversely affected by economic conditions, natural disasters (such as earthquakes or hurricanes), or acts of war or terrorism that disproportionately affect the Existing Geographic Regions as compared to other states and geographic markets.

To expand the operations of its network outside of the Existing Geographic Regions, HCP must devote resources to identifying and exploring such perceived opportunities. Thereafter, HCP must, among other things, recruit and retain qualified personnel, develop new offices, establish potentially new relationships with one or more health plans, and establish new relationships with physicians and other healthcare providers. The ability to establish such new relationships may be significantly inhibited by competition for such relationships and personnel in the health care marketplace in the targeted new geographic regions. Additionally, HCP may face the risk that a substantial portion of the patients served in a new geographic area may be enrolled in a Medicare fee-for-service program and do not desire to transition to a Medicare Advantage program, such as those offered through health plans that HCP serves, or they may enroll with other health plans with whom HCP does not contract to provide service, which could reduce substantially HCP’s perceived opportunity in such geographic area. In addition, if HCP were to seek expansion outside of the Existing Geographic Regions, HCP would be required to comply with laws and regulations of states that may differ from the ones in which it currently operates, and could face competitors with greater knowledge of such local markets. HCP anticipates that any geographic expansion may require it to make a substantial investment of management time, capital, and/or other resources. There can be no assurance that HCP will be able to establish profitable operations or relationships in any new geographic markets.

Reductions in the quality ratings of the health plans HCP serves could have an adverse effect on its results of operations, financial condition, and/or cash flow.

As a result of the Health Reform Acts, HCP anticipates that the level of reimbursement each health plan receives from CMS will be dependent, in part, upon the quality rating of the Medicare plan that such health plan serves. Such ratings are expected to impact the percentage of any cost savings rebate and any bonuses earned by such health plan. Since a significant portion of HCP’s revenue for 2012 is expected to be calculated as a percentage of CMS reimbursements received by these health plans with respect to HCP members, reductions in the quality ratings of a health plan that HCP serves could have an adverse effect on its results of operations, financial condition, and/or cash flows. In addition, CMS has announced its intention to terminate any plan that has a rating of less than three stars for three consecutive years. Medicare Advantage plans with five stars are permitted to conduct enrollment throughout the year and enrollees in plans with 4.5 or fewer stars are permitted to change plans during the year. None of the plans with which HCP contracts are five star plans. Given each health plan’s control of its plans and the many other providers that serve such plans, HCP believes that it will have limited ability to influence the overall quality rating of any such plan. Accordingly, since low quality ratings can potentially lead to the termination of a plan that HCP serves, HCP may not be able to prevent the potential termination of a contracting plan or a shift of patients to other plans based upon quality issues which could, in turn, have an adverse effect on HCP’s results of operations, financial condition, and/or cash flows.

HCP’s records and submissions to a health plan may contain inaccurate or unsupportable information regarding risk adjustment scores of members, which could cause HCP to overstate or understate its revenue and subject it to various penalties.

HCP, on behalf of itself and its associated physicians, physician groups and IPAs, submits to health plans claims and encounter data that support the risk adjustment factor, or RAF, scores attributable to members. These RAF scores determine, in part, the revenue to which the health plan and, in turn, HCP is entitled for the provision of medical care to such members. The data submitted to CMS by each health plan is based on medical charts and diagnosis codes prepared and submitted by HCP. Each health plan generally relies on HCP to appropriately document and support such RAF data in HCP’s medical records. Each health plan also relies on HCP to appropriately code claims for medical services provided to members. HCP may periodically review medical records and may find inaccurate or unsupportable coding or otherwise inaccurate records. Erroneous claims and erroneous encounter records and submissions could result in inaccurate PMPM fee revenue and risk adjustment payments, which may be subject to correction or retroactive adjustment in later periods. This corrected or adjusted information may be reflected in financial statements for periods subsequent to the period in which the revenue was recorded. HCP might also need to refund a portion of the revenue that it received, which refund, depending on its magnitude, could damage its relationship with the applicable health plan and could have a material adverse effect on HCP’s results of operations, financial condition or cash flows.

CMS audits Medicare Advantage plans for documentation to support RAF-related payments for members chosen at random. The Medicare Advantage plans ask providers to submit the underlying documentation for members that they serve. It is possible that claims associated with members with higher RAF scores could be subject to more scrutiny in a CMS audit. HCP has experienced increases in RAF scores attributable to its members, and thus there is a possibility that a Medicare Advantage plan may seek repayment from HCP as a result of CMS payment adjustments to the Medicare Advantage plan. The plans also may hold HCP liable for any penalties owed to CMS for inaccurate or unsupportable RAF scores provided by HCP.

CMS has indicated that, starting with payment year 2011, payment adjustments will not be limited to RAF scores for the specific Medicare Advantage enrollees for which errors are found but may also be extrapolated to the entire Medicare Advantage plan subject to a particular CMS contract. Although CMS has described its audit process as plan-year specific and has stated that it will not extrapolate audit results for plan years prior to 2011.

CMS has not specifically stated that payment adjustments as a result of one plan year’s audit will not be extrapolated to prior plan years. There can be no assurance that a health plan will not be randomly selected or targeted for review by CMS or that the outcome of such a review will not result in a material adjustment in HCP’s revenue and profitability, even if the information HCP submitted to the plan is accurate and supportable. Since the CMS rules, regulations, and statements regarding this audit program are still not well defined and, in some cases, have not been published in final form, there is also a risk that CMS may adopt new rules and regulations that are inconsistent with their existing rules, regulations, and statements.

A failure to estimate incurred but not reported medical expense accurately could adversely affect HCP’s profitability.

Patient care costs include estimates of future medical claims that have been incurred by the patient but for which the provider has not yet billed HCP. These claim estimates are made utilizing actuarial methods and are continually evaluated and adjusted by management, based upon HCP’s historical claims experience and other factors, including an independent assessment by a nationally recognized actuarial firm. Adjustments, if necessary, are made to medical claims expense when the assumptions used to determine HCP’s claims liability changes and when actual claim costs are ultimately determined.

Due to the inherent uncertainties associated with the factors used in these estimates and changes in the patterns and rates of medical utilization, materially different amounts could be reported in HCP’s financial statements for a particular period under different conditions or using different, but still reasonable, assumptions. It is possible that HCP’s estimates of this type of claim may be inadequate in the future. In such event, HCP’s results of operations could be adversely impacted. Further, the inability to estimate these claims accurately may also affect HCP’s ability to take timely corrective actions, further exacerbating the extent of any adverse effect on HCP’s results.

HCP faces certain competitive threats which could reduce HCP’s profitability and increase competition for patients.

HCP faces certain competitive threats based on certain features of the Medicare programs, including the following:

•

As a result of the direct and indirect impacts of the Health Reform Acts, many Medicare beneficiaries may decide that an original fee-for-service Medicare program is more attractive than a Medicare Advantage plan. As a result, enrollment in the health plans HCP serves may decrease.

•

Managed care companies offer alternative products such as regional preferred provider organizations (PPOs) and private fee-for-service plans. Medicare PPOs and private fee-for-service plans allow their patients more flexibility in selecting physicians than Medicare Advantage health plans, which typically require patients to coordinate care with a primary care physician. The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 has encouraged the creation of regional PPOs through various incentives, including certain risk corridors, or cost reimbursement provisions, a stabilization fund for incentive payments, and special payments to hospitals not otherwise contracted with a Medicare Advantage plan that treat regional plan enrollees. The formation of regional Medicare PPOs and private fee-for-service plans may affect HCP’s relative attractiveness to existing and potential Medicare patients in their service areas.

•

The payments for the local and regional Medicare Advantage plans are based on a competitive bidding process that may indirectly cause a decrease in the amount of the PMPM fee or result in an increase in benefits offered.

•

The annual enrollment process and subsequent lock-in provisions of the Health Reform Acts may adversely affect HCP’s level of revenue growth as it will limit the ability of a health plan to market to and enroll new Medicare beneficiaries in its established service areas outside of the annual enrollment period.

•

Commencing in 2012, CMS will allow Medicare beneficiaries who are enrolled in a Medicare Advantage plan with a quality rating of 4.5 stars or less to enroll in a 5 star rated Medicare Advantage plan at any time during the benefit year. None of the plans HCP serves are 5-star rated. Therefore, HCP may face a competitive disadvantage in recruiting and retaining Medicare beneficiaries.

In addition to the competitive threats intrinsic to the Medicare programs, competition among health plans and among healthcare providers may also have a negative impact on HCP’s profitability. For example, HCP’s Existing Geographic Regions have become increasingly attractive to health plans that may compete with HCP, including the health plans with which HCP and its associated physicians, physician groups, and IPAs currently compete. HCP may not be able to continue to compete profitably in the healthcare industry if additional competitors enter the same market. If HCP cannot compete profitably, the ability of HCP to compete with other service providers that contract with competing health plans may be substantially impaired. Similarly, HCP’s Existing Geographic Regions have also become increasingly attractive to HCP’s competitors due to the large populations of Medicare beneficiaries. HCP may not be able to continue to compete effectively if additional competitors enter the same regions.

HCP competes directly with various regional and local companies that provide similar services in HCP’s Existing Geographic Regions. HCP’s competitors vary in size and scope and in terms of products and services offered. HCP believes that some of its competitors and potential competitors may be significantly larger than HCP and have greater financial, sales, marketing, and other resources. Furthermore, it is HCP’s belief that some of its competitors may make strategic acquisitions or establish cooperative relationships among themselves.

A disruption in HCP’s healthcare provider networks could have an adverse effect on HCP’s operations and profitability.

In any particular service area, healthcare providers or provider networks could refuse to contract with HCP, demand higher payments, or take other actions that could result in higher healthcare costs, disruption of benefits to HCP’s members, or difficulty in meeting applicable regulatory or accreditation requirements. In some service areas, healthcare providers or provider networks may have significant market positions. If healthcare providers or provider networks refuse to contract with HCP, use their market position to negotiate favorable contracts, or place HCP at a competitive disadvantage, then HCP’s ability to market or to be profitable in those service areas could be adversely affected. HCP’s provider networks could also be disrupted by the financial insolvency of a large provider group. Any disruption in HCP’s provider networks could result in a loss of members or higher healthcare costs.

HCP’s revenues and profits could be diminished if HCP fails to retain and attract the services of key primary care physicians.

Key primary care physicians with large patient enrollment could retire, become disabled, terminate their provider contracts, get lured away by a competing independent physician association or medical group, or otherwise become unable or unwilling to continue practicing medicine or contracting with HCP or its associated physicians, physician groups, or IPAs. In addition, HCP’s associated physicians, physician groups and IPA’s could view the business model as unfavorable or unattractive to such providers, which could cause such associated physicians, physician groups or IPAs to terminate their relationships with HCP. Moreover, given limitations relating to the enforcement of post-termination noncompetition covenants in California, it would be difficult to restrict a primary care physician from competing with HCP’s associated physicians, physician groups, or IPAs. As a result, members who have been served by such physicians could choose to enroll with competitors’ physician organizations or could seek medical care elsewhere, which could reduce HCP’s revenues and profits. Moreover, HCP may not be able to attract new physicians to replace the services of terminating physicians or to service its growing membership.

HCP regularly explores potential acquisitions, which if consummated could affect its financial condition, results of operations or other aspects of its business.

HCP regularly explores potential acquisitions, which if consummated could affect its financial condition, results of operations or other aspects of its business. There can be no assurance that HCP will be able to identify suitable acquisition candidates or that, if identified, HCP would be able to consummate an acquisition on acceptable terms. There can also be no assurance that HCP will be successful in completing any acquisitions that it might be considering, or integrating any acquired business into its overall operations, or that any such acquired business will operate profitably or will not otherwise adversely impact HCP’s results of operations.

Participation in Accountable Care Organization programs is subject to federal regulation, is new and subject to evolving regulatory development, and supervision and may result in financial liability.

The Health Reform Acts establish a Medicare shared savings program for Accountable Care Organizations (ACOs), which took effect in January 2012. Under the MSSP, the Secretary of HHS may contract with eligible organizations, including group medical practices, to be accountable for the quality, cost and overall care of Medicare beneficiaries assigned to an ACO. Participating ACOs that meet specified quality performance standards will be eligible to share in any savings below a specified benchmark amount. The Secretary of HHS is also authorized, but not required, to use capitation payment models with ACOs. The continued development and expansion of ACOs will have an uncertain impact on HCP’s revenue and profitability.

As an initial step in the formation and development of ACOs, CMS has issued contracts for participation in a Pioneer ACO program. HCP, through certain of its subsidiaries, was awarded contracts to participate as a Pioneer ACO in California, Nevada, and Florida. HCP is in the process of implementing such operations. The Pioneer ACO program provides for a three-year participation with opportunities for upside incentives and downside risk liability for an assigned population of Medicare fee-for-service patients. It is the responsibility of HCP’s subsidiary ACOs to provide care to, and manage the health of, a patient population in California, Nevada, and Florida drawn from the traditional Medicare fee-for-service program, using a panel of specified physicians and healthcare facilities. The Pioneer ACO program requires participants to report on ACO operations, utilize healthcare information technology, and attempt to improve the quality of patient care.

The ACO programs are new and therefore operational and regulatory guidance is limited. It is possible that the operations of HCP’s subsidiary ACOs may not fully comply with current or future regulations and guidelines applicable to ACOs, may not achieve quality targets or cost savings, or may not attract or retain sufficient physicians or patients to allow HCP to meet its objectives. Additionally, poor performance could put the HCP ACOs at financial risk and obligation to CMS. Traditionally, other than fee-for-service billing by the medical clinics and healthcare facilities operated by HCP, HCP has not directly contracted with CMS and has not operated any health plans or provider sponsored networks. Therefore, HCP may not have the necessary experience, systems, or compliance to successfully achieve a positive return on its ACOs’ investment or to avoid financial or regulatory liability. To date, demonstration projects using healthcare delivery models substantially similar to an ACO have not resulted in savings. HCP believes that its historical experience with fully delegated managed care will be applicable to operation of its subsidiary ACOs, but there can be no such assurance.

California hospitals may terminate their agreements with HCPAMG or reduce the fees they pay to HCP.

In California, HCPAMG maintains significant hospital arrangements designed to facilitate the provision of coordinated hospital care with those services provided to members by HCPAMG and its associated physicians, physician groups, and IPAs. Through contractual arrangements with certain key hospitals, HCPAMG provides utilization review, quality assurance, and other management services related to the provision of patient care services to members by the contracted hospitals and downstream hospital contractors. In the event that any one of these key hospital agreements is amended in a financially unfavorable manner or is otherwise terminated, such events could have a material adverse effect on HCP’s financial condition, and results of operations.

HCP’s professional liability and other insurance coverage’s may not be adequate to cover HCP’s potential liabilities.

HCP maintains professional liability insurance and other insurance coverage through California Medical Group Insurance Company, Risk Retention Group, an Arizona corporation in which HCP is a majority owner. HCP believes such insurance is adequate based on its review of what it believes to be all applicable factors, including industry standards. Nonetheless, potential liabilities may not be covered by insurance, insurers may dispute coverage or may be unable to meet their obligations, the amount of insurance coverage and/or related reserves may be inadequate, or the amount of any HCP self-insured retention may be substantial. There can be no assurances that HCP will be able to obtain insurance coverage in the future, or that insurance will continue to be available on a cost-effective basis, if at all. Moreover, even if claims brought against HCP are unsuccessful or without merit, HCP would have to defend itself against such claims. The defense of any such actions may be time-consuming and costly and may distract HCP management’s attention. As a result, HCP may incur significant expenses and may be unable to effectively operate its business.

Changes in the rates or methods of third-party reimbursements may adversely affect HCP operations.

HCP derives a substantial portion of its revenue from direct billings to governmental healthcare programs, such as Medicare and Medicaid, and private health insurance companies and/or health plans, including but not limited to those participating in the Medicare Advantage program. As a result, any negative changes in governmental capitation or fee-for-service rates or methods of reimbursement for the services HCP provides could have a significant adverse impact on HCP’s revenue and financial results.

Medicare program reimbursements for physician services as well as other services to Medicare beneficiaries who are not enrolled in Medicare Advantage plans are based upon the fee-for-service rates set forth in the Medicare Physician Fee Schedule, which relies, in part, on a target-setting formula system called the SGR. Each year, on January 1st, the Medicare program updates the Medicare Physician Fee Schedule reimbursement rates. Many private payors use the Medicare Physician Fee Schedule to determine their own reimbursement rates. Based on the SGR, the annual fee schedule update is adjusted to reflect the comparison of actual expenditures to target expenditures. Because one of the factors for calculating the SGR is linked to the growth in the U.S. gross domestic product (GDP), the SGR formula may result in a negative payment update if growth in Medicare beneficiaries’ use of services exceeds GDP growth, a situation which has occurred every year since 2002 and the reoccurrence of which HCP cannot predict.

CMS determined that, effective January 1, 2013, the SGR formula results in a decrease to the physician Medicare fee schedule reimbursement by 26.5%. Congress, however, enacted the American Taxpayer Relief Act of 2012 (ATRA) which provides, in part, that Medicare physician fee schedule rates for 2012 are extended through December 31, 2013. Therefore, the Medicare fee schedule rates for 2013 are neither subject to the 26.5% SGR formula-driven reduction nor are they subject to any increase over and above the 2012 fee schedule rates.

While Congress has repeatedly intervened to mitigate the negative reimbursement impact associated with the SGR formula, there is no guarantee that Congress will continue to do so in the future. Moreover, the existing methodology may result in significant yearly fluctuations in the Medicare Physician Fee Schedule amounts, which may be unrelated to changes in the actual costs of providing physician services. Unless Congress enacts a change to the SGR methodology, the uncertainty regarding reimbursement rates and fluctuation will continue to exist. Moreover, if Congress does change the SGR methodology or substitute a new system for physician fee-for-service payments, it may require reductions in other Medicare programs including Medicare Advantage to offset such additional costs.

Another provision that affects physician payments under the Medicare Physician Fee Schedule is an adjustment under the Medicare statute to reflect the geographic variation in the cost of delivering physician services, by comparing those costs to the national average. Medicare payments to physicians under the Medicare Physician Fee Schedule are geographically adjusted to reflect the varying cost of delivering physician services across areas. The adjustments are made by indices, known as the Geographic Practice Cost Indices (GPCI) that reflect how each geographic area compares to the national average. In 2003, Congress established that for three years there would be a floor of 1.0 on the work component of the Medicare Physician Fee Schedule formula used to determine physician payments, which meant that physician payments would not be reduced in a geographic area just because the relative cost of physician work in that area fell below the national average. Congress extended the GPCI work floor several times since its enactment in 2003. The ATRA provides another extension through December 31, 2013. Although Congress has extended the GPCI work floor several times, there is no guarantee that Congress will block the adjustment in the future, which could result in a decrease in payments HCP receives for physician services.

Congress has a strong interest in reducing the federal debt, which may lead to new proposals designed to achieve savings by altering payment policies. The BCA established a Joint Select Committee on Deficit Reduction, which had the goal of achieving a reduction in the federal debt level of at least $1.2 trillion. As a result of the Joint Select Committee’s failure to draft a proposal by the BCA’s deadline, automatic cuts in various federal programs (excluding cuts to Medicaid by including cuts to Medicare provider reimbursement in an amount not to exceed 2%) were scheduled to commence on January 1, 2013. However, as a result of the enactment of ATRA on January 2, 2013, any such cuts were delayed until March 1, 2013 so as to allow Congress to consider whether to allow sequestration to place or replace it with other cuts in federal spending and/or higher taxes.

At this time, it is unclear whether the sequestration will be preempted by further Congressional action effective on or before March 1, 2013. If sequestration is not preempted by such Congressional action prior to March 1, 2013, it is unknown as to how the resulting federal program cost reductions may be applied to the various Medicare healthcare programs, including physician reimbursement. If sequestration is preempted, it is unknown whether the intervening Congressional action will impose lesser or greater cuts than required under the BCA. In addition, certain Congressional members have stated that the automatic federal spending cuts under the BCA are insufficient to achieve the BCA’s goals of reducing federal spending and, in turn, the federal deficit. Such members have said that the way to achieve these additional cuts is to implement changes to federal entitlement programs, such as Medicare. Therefore it is not possible at this time to estimate what impact, if any, the BCA cuts or other federal Medicare provider reimbursement cuts will have on HCP’s business or results of operations.

Because governmental healthcare programs generally reimburse on a fee schedule basis rather than on a charge-related basis, HCP generally cannot increase its revenues from these programs by increasing the amount it charges for its services. Moreover, if HCP’s costs increase, HCP may not be able to recover its increased costs from these programs. Government and private payors have taken and may continue to take steps to control the cost, eligibility for, use, and delivery of healthcare services as a result of budgetary constraints, cost containment pressures and other reasons. HCP believes that these trends in cost containment will continue. These cost containment measures, and other market changes in non-governmental insurance plans have generally restricted HCP’s ability to recover, or shift to non-governmental payors, any increased costs that HCP experiences. HCP’s business and financial operations may be materially affected by these developments.

HCP’s business model depends on numerous complex management information systems and any failure to successfully maintain these systems or implement new systems could materially harm HCP’s operations and result in potential violations of healthcare laws and regulations.

HCP depends on a complex, specialized, and integrated management information system and standardized procedures for operational and financial information, as well as for HCP’s billing operations. HCP may be unable to enhance its existing management information systems or implement new management information systems where necessary. Additionally, HCP may experience unanticipated delays, complications, or expenses in implementing, integrating, and operating its systems. HCP’s management information systems may require modifications, improvements, or replacements that may require both substantial expenditures as well as interruptions in operations. HCP’s ability to implement these systems is subject to the availability of information technology and skilled personnel to assist HCP in creating and implementing these systems.

HCP’s failure to successfully implement and maintain all of its systems could have a material adverse effect on its business, financial condition, and results of operations. For example, HCP’s failure to successfully operate its billing systems could lead to potential violations of healthcare laws and regulations. If HCP is unable to handle its claims volume, or if HCP is unable to pay claims timely, HCP may become subject to a health plan’s corrective action plan or de-delegation until the problem is corrected, and/or termination of the health plan’s agreement with HCP. This could have a material adverse effect on HCP’s operations and profitability. In addition, if HCP’s claims processing system is unable to process claims accurately, the data HCP uses for its incurred but not received (IBNR) estimates could be incomplete and HCP’s ability to accurately estimate claims liabilities and establish adequate reserves could be adversely affected. Finally, if HCP’s management information systems are unable to function in compliance with applicable state or federal rules and regulations, including, without limitation, medical information confidentiality laws such as the Health Insurance Portability and Accountability Act of 1996, or HIPAA, possible penalties and fines as a result of this lack of compliance could have a material adverse effect on HCP’s financial condition, and results of operations.

Federal and state privacy and information security laws are complex and HCP may be subject to government or private actions due to privacy and security breaches.

HCP must comply with numerous federal and state laws and regulations governing the collection, dissemination, access, use, security and privacy of PHI, including HIPAA and its implementing privacy and security regulations, as amended by the federal HITECH Act and collectively referred to as HIPAA. In the event that HCP’s non-compliance with existing or new laws and regulations related to PHI results in privacy or security breaches, HCP could be subject to monetary fines, civil suits, civil penalties or criminal sanctions and requirements to disclose the breach publicly.

HCP may be impacted by eligibility changes to government and private insurance programs.

Due to potential decreased availability of healthcare through private employers, the number of patients who are uninsured or participate in governmental programs may increase. The Health Reform Acts will increase the participation of individuals in the Medicaid program in states that elect to participate in the expanded Medicaid coverage. A shift in payor mix from managed care and other private payors to government payors or the uninsured may result in a reduction in the rates of reimbursement or an increase in uncollectible receivables or uncompensated care, with a corresponding decrease in net revenue. Changes in the eligibility requirements for governmental programs such as the Medicaid program under the Health Reform Acts and state decisions on whether to participate in the expansion of such programs also could increase the number of patients who participate in such programs or the number of uninsured patients. Even for those patients who remain with private insurance, changes in those programs could increase patient responsibility amounts, resulting in a greater risk for uncollectible receivables. These factors and events could have a material adverse effect on HCP’s business, financial condition, and results of operations.

Negative publicity regarding the managed healthcare industry generally or HCP in particular could adversely affect HCP’s results of operations or business.

Negative publicity regarding the managed healthcare industry generally, or the Medicare Advantage program or HCP in particular, may result in increased regulation and legislative review of industry practices that further increase HCP’s costs of doing business and adversely affect HCP’s results of operations or business by:

•	requiring HCP to change its products and services;

•

increasing the regulatory, including compliance, burdens under which HCP operates, which, in turn, may negatively impact the manner in which HCP provides services and increase HCP’s costs of providing services;

•

adversely affecting HCP’s ability to market its products or services through the imposition of further regulatory restrictions regarding the manner in which plans and providers market to Medicare Advantage enrollees; or

•	adversely affecting HCP’s ability to attract and retain members.

Risks related to our overall business and ownership of our common stock:

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

HCP operates in a different line of business from our historical business. We may face challenges managing HCP as a new business and may not realize anticipated benefits.

As a result of the HCP transaction, we are now significantly engaged in a new line of business. We may not have the expertise, experience, and resources to pursue all of our businesses at once, and we may be unable to successfully operate all businesses in the combined Company. The administration of HCP will require implementation of appropriate operations, management, and financial reporting systems and controls. We may experience difficulties in effectively implementing these and other systems. The management of HCP will require the focused attention of our management team, including a significant commitment of its time and resources. The need for management to focus on these matters could have a material and adverse impact on our revenues and operating results. If the HCP operations are less profitable than we currently anticipate or we do not have the experience, the appropriate expertise, or the resources to pursue all businesses in the combined company, the results of operations and financial condition may be materially and adversely affected.

If we fail to successfully integrate HCP into our internal control over financial reporting or if the internal control of HCP over financial reporting were found to be ineffective, the integrity of our, and/or HCP’s, financial reporting could be compromised which could result in a material adverse effect on our reported financial results.

As a private company, HCP has not been subject to the requirements of the Securities Exchange Act of 1934, as amended, with respect to internal control over financial reporting, and for a period of time after the consummation of the HCP transaction our management evaluation and auditor attestation regarding the effectiveness of our internal control over financial reporting will be permitted to exclude the operations of HCP. The integration of HCP into our internal control over financial reporting has required and will continue to require significant time and resources from our management and other personnel and will increase our compliance costs. If we fail to successfully integrate these operations into our internal control over financial reporting, our internal control over financial reporting may not be effective. Failure to achieve and maintain an effective internal control environment could have a material adverse effect on our ability to accurately report our financial results and the market’s perception of our business and our stock price. In addition, if HCP’s internal control over financial reporting were found to be ineffective, the integrity of HCP’s past financial reporting could be adversely impacted.

Under accounting standards applicable to the contingent consideration obligations, we must estimate the fair value of such obligations on a quarterly basis and record any changes in our financial statements. Any increases in the fair value of the contingent consideration obligations will be recorded as an expense and may have an adverse impact on our earnings and our ability to predict the amount of earnings.

A portion of the consideration for the HCP transaction is contingent upon HCP’s performance for the calendar years ending December 31, 2012 and 2013. The accounting standards applicable to contingent consideration require that we estimate the fair value of this contingent consideration on a quarterly basis. To the extent that the fair value estimate in any quarter exceeds the prior quarter’s estimate, we will be required to record the increase in fair value as an expense in our financial statements. Any such expense will reduce our net income in the quarter in which it is recognized. These requirements will also limit our ability to predict our earnings in the quarters in which we must assess the fair value of the contingent consideration, and projections of such changes have not been included in any of our existing earnings guidance.

The market price of our common stock may be affected by factors different from those affecting the shares of our common stock prior to consummation of the HCP transaction.

Our historical business differs substantially from that of HCP. Accordingly, the results of operations of the combined company and the market price of our common stock may be affected by factors different from those that previously affected the independent results of operations of each of the Company and HCP.

If we are not able to continue to make acquisitions, or maintain an acceptable level of non-acquired growth, or if we face significant patient attrition to our competitors or a reduction in the number of our medical directors or associated physicians, it could adversely affect our business.

Acquisitions, patient retention and medical director and physician retention are an important part of our growth strategy. We face intense competition from other companies for acquisition targets. In our U.S. dialysis business, we continue to face increased competition from large and medium-sized providers which compete directly with us for acquisition targets as well as for individual patients and medical directors. In addition, as we continue our international dialysis expansion into various international markets, we will face competition from large and medium-sized providers for these acquisition targets as well. Because of the ease of entry into the dialysis business and the ability of physicians to be medical directors for their own centers, competition for growth in existing and expanding markets is not limited to large competitors with substantial financial resources. Occasionally, we have experienced competition from former medical directors or referring physicians who have opened their own dialysis centers. In addition, Fresenius, our largest competitor, manufactures a full line of dialysis supplies and equipment in addition to owning and operating dialysis centers. This may give it cost advantages over us because of its ability to manufacture its own products. If we are not able to continue to make acquisitions, continue to maintain acceptable levels of non-acquired growth, or if we face significant patient attrition to our competitors or a reduction in the number of our medical directors or associated physicians, it could adversely affect our business.

If businesses we acquire, including HCP, have liabilities that we are not aware of, we could suffer severe consequences that would substantially reduce our earnings and cash flows or otherwise materially and adversely affect our business.

Our business strategy includes growth through acquisitions of dialysis centers and other businesses. Businesses we acquire, including HCP, may have unknown or contingent liabilities or liabilities that are in excess of the amounts that we originally estimated, which liabilities become consolidated into the Company’s. Businesses we acquire, including HCP, may have other issues, including those related to internal controls over financial reporting or issues that could affect our ability to comply with other applicable laws, including healthcare laws and regulations. As a result, we cannot make any assurances that the acquisitions we consummate, including the HCP transaction, will be successful or will not, in fact, harm our business.

Although we generally seek indemnification from the sellers of businesses we acquire for matters that are not properly disclosed to us, we are not always successful. We have limited indemnification rights in connection with matters affecting HCP. In addition, even in cases where we are able to obtain indemnification, we may discover liabilities greater than the contractual limits, the amounts held in escrow for our benefit (if any), or the financial resources of the indemnifying party. In the event that we are responsible for liabilities substantially in excess of any amounts recovered through rights to indemnification or alternative remedies that might be available to us, or any applicable insurance, we could suffer severe consequences that would substantially reduce our earnings and cash flows or otherwise materially and adversely affect our business.

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

Additionally, some factors that will be critical to the success of our international business and operations will be different than those affecting our domestic business and operations. For example, conducting international operations requires us to devote significant management resources to implement our controls and systems in new markets, to comply with local laws and regulations and to overcome the numerous new challenges inherent in managing international operations, including those based on differing languages, cultures and regulatory environments, and those related to the timely hiring, integration and retention of a sufficient number of skilled personnel to carry out operations in an environment with which we are not familiar.

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

We have substantial debt outstanding, we incurred a substantial amount of additional debt in connection with the HCP transaction and we may incur additional indebtedness in the future. The high level of our indebtedness, among other things, could:

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

We cannot provide assurance that our business will generate sufficient cash flow from operations in the future or that future borrowings will be available to us in an amount sufficient to enable us to service our indebtedness or to fund other liquidity needs. If we are unable to generate sufficient funds to service our outstanding indebtedness, we may be required to refinance, restructure, or otherwise amend some or all of such obligations, sell assets, or raise additional cash through the sale of our equity. We cannot make any assurances that we would be able to obtain such refinancing on terms as favorable as our existing financing terms or that such restructuring activities, sales of assets, or issuances of equity can be accomplished or, if accomplished, would raise sufficient funds to meet these obligations.

The borrowings under our Senior Secured Credit Facilities are guaranteed by a substantial portion of our direct and indirect wholly-owned domestic subsidiaries and are secured by a substantial portion of DaVita HealthCare Partners Inc.’s and its guarantors’ assets.

Increases in interest rates may increase our interest expense and adversely affect our earnings and cash flow and our ability to service our indebtedness.

A portion of our outstanding debt bears interest at variable rates. We are subject to LIBOR-based interest rate volatility from a floor of 1.50% to a cap of 4.00% on $1,250 million notional amounts of our Term Loan B outstanding debt as a result of several interest rate cap agreements that were entered into in January 2011. The remaining $465 million of outstanding debt on the Term Loan B is subject to LIBOR-based interest rate volatility above a floor of 1.50%. At December 31, 2012, we were also subject to LIBOR-based interest rate volatility above a floor of 1.00% on $1,650 million of outstanding debt associated with our Term Loan B-2. At December 31, 2012, we were also subject to LIBOR based interest rate volatility on Term Loan A-3 totaling $1,350 million. Our Term Loan A is also subject to LIBOR-based interest rate volatility but as a result of our swap agreements the LIBOR-based variable component of our interest rate is economically fixed at December 31, 2012.

We also have approximately $350 million of additional borrowings available of which approximately $115 million was committed for outstanding letters of credit, under our Senior Secured Credit Facilities that are subject to LIBOR-based interest rate volatility and a line of credit of approximately $16 million related to HCP with $1 million committed for our outstanding letter of credit. We may also incur additional variable rate debt in the future. Increases in interest rates would increase our interest expense of the variable portion of our indebtedness, which could negatively impact our earnings and cash flow and our ability to service our indebtedness which would be particularly significant in the event of rapid and substantial increases in interest rates.

At December 31, 2012, if interest rates were to hypothetically increase by 100 basis points it would increase our interest expense by approximately $6.7 million, which increase relates to our Term Loan A-3 that is subject to LIBOR-based interest rate volatility and our Term Loan B-2 that is subject to LIBOR-based interest rate volatility above a floor of 1.00%. See “Item 3—Quantitative and Qualitative Disclosures about Market Risk” for more information.

We may be subject to liability claims for damages and other expenses not covered by insurance that could reduce our earnings and cash flows.

Our operations and how we manage the Company may subject the Company, as well as its officers and directors to whom the Company owes certain defense and indemnity obligations, to litigation and liability for damages. Our business, profitability and growth prospects could suffer if we face negative publicity or we pay damages or defense costs in connection with a claim that is outside the scope or limits of coverage of any applicable insurance coverage, including claims related to adverse patient events, contractual disputes, professional and general liability, and directors’ and officers’ duties. In addition, we have received several notices of claims from commercial payors and other third parties related to our historical billing practices and the historical billing practices of the centers acquired from Gambro Healthcare and other matters related to their settlement agreement with the Department of Justice. Although the ultimate outcome of these claims cannot be predicted, an adverse result with respect to one or more of these claims could have a material adverse effect on our financial condition, results of operations, and cash flows. We currently maintain insurance coverage for those risks we deem are appropriate to insure against and make determinations about whether to self-insure as to other risks or layers of coverage. However, a successful claim, including a professional liability, malpractice or negligence claim which is in excess of any applicable insurance coverage, or that is subject to our self-insurance retentions, could have a material adverse effect on our earnings and cash flows.

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

Most of our outstanding employee stock-based compensation awards include a provision accelerating the vesting of the awards in the event of a change of control. We also maintain a change of control protection program for our employees who do not have a significant number of stock awards, which has been in place since 2001, and which provides for cash bonuses to the employees in the event of a change of control. Based on the market price of our common stock and shares outstanding on December 31, 2012, these cash bonuses would total approximately $459 million if a change of control transaction occurred at that price and our Board of Directors did not modify this program. These change of control provisions may affect the price an acquirer would be willing to pay for our Company.

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

For our U.S. dialysis and related lab service business, we own the land and buildings for 25 of our outpatient dialysis centers. We also own the buildings for six other outpatient dialysis centers and the building at one of our Florida labs and we own two separate land parcels and sublease a total of five properties to third-party tenants. In addition, we also own the land and building for our new corporate headquarters. Our remaining outpatient dialysis centers are located on premises that we lease.

For HCP, we own the land and buildings for nine of our clinics. We also own the building for one other clinic and we own one separate land parcel. Our remaining clinics are located on premises that we lease.

Our leases for our dialysis and related lab services and for HCP generally cover periods from five to fifteen years and typically contain renewal options of five to ten years at the fair rental value at the time of renewal. Our leases are generally subject to periodic consumer price index increases, or contain fixed escalation clauses. Our outpatient dialysis centers range in size from approximately 500 to 33,000 square feet, with an average size of approximately 7,100 square feet. HCP’s clinics range in size from approximately 300 to 172,000 square feet, with an average size of approximately 10,900 square feet.

The following is a summary of our business, administrative offices, laboratories and pharmacies:

Office	Location	Square Feet	Expiration
U.S. Dialysis and related lab service and other ancillary business:
Corporate Headquarters	Denver, CO	240,000	Owned
Corporate Headquarters	Denver, CO	70,000	2018
Administrative Office	Vernon Hills, IL	33,000	2015
Administrative Office	Norfolk, VA	20,000	2015
Administrative Office	Washington, DC	5,000	2013
Administrative Office	Tempe, AZ	4,000	2016
Administrative Office	Centennial, CA	23,000	2018
Business Office	El Segundo, CA	61,000	2013
Business Office	Tacoma, WA	201,000	2013 through 2021
Business Office	Malvern, PA	120,000	2022
Business Office	Brentwood, TN	95,000	2021
Business Office	Franklin, TN	10,000	2014
Business Office	Irvine, CA	65,000	2015
Business Office	Federal Way, WA	187,000	2023
DaVita Rx	Orlando, FL	17,000	2013
DaVita Rx	Coppell, TX	121,000	2019
DaVita Rx	San Bruno, CA	7,000	2015
Laboratory	DeLand, FL	40,000	Owned
Laboratory Warehouse and Office	DeLand, FL	68,000	2013 through 2015
Laboratory	Ft. Lauderdale, FL	43,000	2013
Laboratory Office	Miami, FL	1,000	2014

HCP’s business:
Business Office	El Segundo, CA	11,000	2016
Business Office	Rochester, NY	4,000	2016
Business Office	Chicago, IL	4,000	2015
Business Office	Boston, MA	4,000	2017
Business Office	Costa Mesa, CA	5,000	2016
Administrative Office	St. Petersburg, FL	36,000	2020
Administrative Office	Ft. Lauderdale, FL	2,000	2017
Administrative Office	Orlando, FL	2,000	2013
Administrative Office	Fort Harrison, FL	3,000	2018
Administrative Office	Costa Mesa, CA	27,000	2013
Administrative Office	Irvine, CA	9,000	2014
Administrative Office	Arcadia, CA	16,000	2019
Administrative Office	Las Vegas, NV	37,000	2013 through 2016
Administrative Office	Torrance, CA	95,000	2015 through 2021
Administrative Office	Los Angeles, CA	46,000	2013 through 2021
Administrative Office	Albuquerque, NM	30,000	2017

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

Inquiries by the Federal Government and Certain Related Civil Proceedings

2005 U.S. Attorney Investigation: In March 2005, we received a subpoena from the U.S. Attorney’s Office for the Eastern District of Missouri in St. Louis. The subpoena required production of a wide range of documents relating to our operations, including documents related to, among other things, pharmaceutical and other services provided to patients, relationships with pharmaceutical companies, and financial relationships with physicians and joint ventures. The subpoena covers the period from December 1, 1996 through March 2005. In October 2005, we received a follow-up request for additional documents related to specific medical director and joint venture arrangements. In February 2006, we received an additional subpoena for documents, including certain patient records relating to the administration and billing of Epogen® (EPO). In May 2007, we received a request for documents related to durable medical equipment and supply companies owned and operated by us. We cooperated with the inquiry and have produced the requested documents. The subpoenas were issued in connection with a joint civil and criminal investigation. It was possible that criminal proceedings could be initiated against us in connection with this investigation. Until recently, we had not received a communication from the St. Louis U.S. Attorney’s Office on this matter for nearly three years. In early October 2012, we announced that the government closed its investigation without filing any charges, without demanding any payments and without seeking any changes in Company policies.

Woodard Private Civil Suit: In February 2007, we received a request for information from the Office of Inspector General, U.S. Department of Health and Human Services, or OIG, for documents relating to EPO claims submitted to Medicare. In August 2007, we received a subpoena from the OIG seeking similar documents. The requested documents relate to services provided from 2001 to 2004 by a number of our dialysis centers. The request and subpoena were sent from the OIG’s offices in Houston and Dallas, Texas. We cooperated with the inquiry and have produced all previously requested documents to date. We were contacted by the U.S. Attorney’s Office for the Eastern District of Texas, which stated that this was a civil investigation related to EPO claims. On July 6, 2009, the U.S. District Court for the Eastern District of Texas lifted the seal on the civil qui tam complaint related to these previous requests for information. We were subsequently served with a complaint by the relator, Ivey Woodard, purportedly on behalf of the federal government, under the qui tam provisions of the federal False Claims Act. The government did not intervene and is not actively pursuing this matter. The relator has been pursuing the claims independently and the parties have been engaged in active litigation. The complaint contains allegations relating to our EPO practices for the period from 1992 through 2010 and seeks monetary damages and civil penalties as well as costs and expenses. The court has ruled that claims earlier than 1996 are beyond the statute of limitations. We believe that there is some overlap between the subject of this complaint and the review of EPO utilization in the 2005 U.S. Attorney investigation described above. We publicly disclosed on July 3, 2012 that we had reached an agreement in principle to settle all allegations relating to claims arising out of this matter. In connection with this settlement, we incurred costs and expenses totaling $86 million that consists of $55 million for the settlement plus attorney fees and related expenses. In December 2012, the settlement was finalized and the case was dismissed.

Vainer Private Civil Suit: In December 2008, we received a subpoena for documents from the OIG relating to the pharmaceutical products Zemplar, Hectorol, Venofer, Ferrlecit and EPO, as well as other related matters. The subpoena covered the period from January 2003 to December 2008. We were in contact with the U.S. Attorney’s Office for the Northern District of Georgia and the U.S. Department of Justice in Washington, DC, since November 2008 relating to this matter, and were advised that this was a civil inquiry. On June 17, 2009, we learned that the allegations underlying this inquiry were made as part of a civil complaint filed by individuals and brought pursuant to the qui tam provisions of the federal False Claims Act. On April 1, 2011, the U.S. District Court for the Northern District of Georgia ordered the case to be unsealed. At that time, the Department of Justice and U.S. Attorney’s Office filed a notice of declination stating that the U.S. would not be intervening and not pursuing the relators’ allegation in litigation. On July 25, 2011, the relators, Daniel Barbir and Dr. Alon Vainer, filed their amended complaint in the U.S. District Court for the Northern District of Georgia, purportedly on behalf of the federal government. The allegations in the complaint relate to the drug administration practices for our dialysis and related lab services operations for Vitamin D and iron agents for a period from 2003 through 2010. The complaint seeks monetary damages and civil penalties as well as costs and expenses. We are vigorously defending this matter and intend to continue to do so. We can make no assurances as to the time or resources that will be needed to devote to this litigation or its final outcome.

2010 U.S. Attorney Physician Relationship Investigation: In May 2010, we received a subpoena from the OIG’s office in Dallas, Texas. The civil subpoena covers the period from January 1, 2005 to May 2010, and seeks production of a wide range of documents relating to our dialysis and related lab services, including documents related to, among other things, financial relationships with physicians and joint ventures, and whether those relationships and joint ventures comply with the federal anti-kickback statute and the False Claims Act. Some of the requested documents overlap with documents requested pursuant to the subpoena in the 2011 U.S. Attorney Physician Relationship Investigation described below. We are cooperating with the government and are producing the requested documents. However, we have been advised by the attorneys conducting this civil investigation that they believe that the general structure of our joint ventures does not comply with the anti-kickback statute and the False Claims Act. We disagree that our joint venture structure, which we believe is widely used in the dialysis industry and other segments of the healthcare industry substantially in the form that we use it, violates the federal anti-kickback statute or the False Claims Act. This investigation will continue to require management’s attention and significant legal expense, and we can make no assurances as to the final outcome.

2011 U.S. Attorney Physician Relationship Investigation: In August 2011, we announced we had learned that the U.S. Attorney’s Office for the District of Colorado would be looking into certain activities of our dialysis business in connection with information being provided to a grand jury. This investigation relates to our relationships with physicians, including our joint ventures, and whether those relationships and joint ventures comply with the federal anti-kickback statute, and appears to overlap, at least in part, with the 2010 U.S. Attorney Physician Relationship Investigation described above. We have received a number of subpoenas for documents covering the period from January 2006 to November 2012, and we have produced and continue to produce documents in response to those subpoenas and other requests. In addition, certain current and former members of the Board, executives and other teammates have received subpoenas to testify before the grand jury. It is possible that criminal proceedings may be initiated against us in connection with this investigation. This investigation will continue to require management’s attention and significant legal expense, and we can make no assurances as to the final outcome.

2011 U.S. Attorney Medicaid Investigation: In October 2011, we announced that we would be receiving a request for documents, which could include an administrative subpoena from the Office of Inspector General for the U.S. Department of Health and Human Services. Subsequent to our announcement of this 2011 U.S. Attorney Medicaid Investigation, we received a request for documents in connection with the inquiry by the U.S. Attorney’s Office for the Eastern District of New York. The request relates to payments for infusion drugs covered by Medicaid composite payments for dialysis. We believe this inquiry is civil in nature. We do not know the time period or scope. We understand that certain other providers that operate dialysis clinics in New York may be receiving or have received a similar request for documents. We are cooperating with the government and are producing the requested documents.

Clark Shareholder Derivative Civil Suit: As we previously disclosed, on August 7, 2012, a shareholder derivative lawsuit was filed in the U.S. District Court for the District of Colorado against certain current and former directors and executives of the Company and against the Company, as nominal defendant. The complaint alleges, among other things, that certain of our current and past officers and directors breached fiduciary duties to the Company relating to the previously disclosed inquiries by the federal government and qui tam proceedings described above. On October 12, 2012, the parties filed a joint motion to stay the case for an indefinite period as in the best interests of the Company and to conserve judicial resources. On October 19, 2012, the Court denied the stay motion but ordered that the case be administratively closed, subject to being reopened upon a showing of good cause by any party.

Turner-Hooks Private Civil Suit: In January 2013, we were served with a civil complaint filed by a former patient, Laura Turner-Hooks, and brought pursuant to the qui tam provisions of the federal False Claims Act purportedly on behalf of the federal government. On November 13, 2012, the U.S. District Court for the Eastern District of Michigan ordered the case to be unsealed. At that time, the Department of Justice and U.S. Attorney’s Office filed a notice of declination stating that the U.S. would not be intervening and not pursuing the relator’s allegation in litigation. The relator’s complaint, originally filed in July 2011, states that she was a patient at a single dialysis facility in Michigan and that we allegedly violated the federal False Claims Act by providing treatments at the facility that failed to comply with the standard of care required under federal healthcare programs. The complaint seeks monetary damages and civil penalties as well as costs and expenses. We intend to vigorously defend this action.

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

In October 2007, we were contacted by the Attorney General’s Office for the State of Nevada. The Attorney General’s Office informed us that it was conducting a civil and criminal investigation of our operations in Nevada and that the investigation related to the billing of pharmaceuticals by our dialysis and related lab services business, including EPO. In February 2008, the Attorney General’s Office informed us that the civil and criminal investigation had been discontinued. The Attorney General’s Office further advised us that Nevada Medicaid intended to conduct audits of ESRD dialysis providers in Nevada and such audits would relate to the issues that were the subjects of the investigation. To our knowledge, no court proceedings have been initiated against us at this time. Any negative audit findings could result in a substantial repayment by us. At this time, we cannot predict the ultimate outcome of this matter or the potential range of damages, if any.

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

Our common stock is traded on the New York Stock Exchange under the symbol DVA. The following table sets forth, for the periods indicated, the high and low closing prices for our common stock as reported by the New York Stock Exchange.

	High	Low
Year ended December 31, 2012:
1st quarter	$90.17	$77.13
2nd quarter	98.21	80.23
3rd quarter	103.61	94.80
4th quarter	114.98	103.44
Year ended December 31, 2011:
1st quarter	$85.51	$69.07
2nd quarter	89.17	82.70
3rd quarter	89.36	62.67
4th quarter	76.81	60.64

The closing price of our common stock on January 31, 2012 was $115.41 per share. According to Computershare, our registrar and transfer agent, as of January 31, 2012, there were 10,422 holders of record of our common stock. We have not declared or paid cash dividends to holders of our common stock since 1994. We have no current plans to pay cash dividends and we are restricted from paying dividends under the terms of our Senior Secured Credit Facilities and the indentures governing our senior notes. Also, see the heading “Liquidity and capital resources” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our consolidated financial statements.

Stock Repurchases

The following table summarizes our repurchases of our common stock during the fourth quarter of 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
Oct 1—Dec 31, 2012	—	—	—	$358.2

(1)	On November 3, 2010, the Board of Directors authorized $800 million for repurchases of our common stock. This stock repurchase program has no expiration date. We are authorized to make purchases from time to time in the open market or in privately negotiated transactions, depending upon market conditions and other considerations. However, we are subject to share repurchase limitations under the terms of the Senior Secured Credit Facilities and the indentures governing our senior notes.

Item 6.	Selected Financial Data.

The following financial and operating data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements filed as part of this report. The following table presents selected consolidated financial and operating data for the periods indicated. Effective January 1, 2012 we were required to present our provision for uncollectible accounts related to patient service revenues as a deduction from our patient service revenues, which changed the classification of our provision for uncollectible accounts related to patient service revenues. Effective January 1, 2009, we were required to present consolidated net income attributable to us and to noncontrolling interests on the face of the consolidated statement of income, which changed the presentation of minority interests (noncontrolling interests) in our consolidated statements of income. These selected consolidated financial results have been recast for all prior periods presented to reflect the retrospective application of these new presentation and disclosure requirements for patient service revenues and noncontrolling interests.

On November 1, 2012, we completed our acquisition of HCP whereby HCP became a wholly-owned subsidiary of the Company. The total consideration paid at closing for all of the outstanding common units of HCP was approximately $4.70 billion, which consisted of $3.64 billion in cash, net of cash acquired, and 9,380,312 share of our common stock valued at approximately $1.06 billion. The total acquisition consideration is subject to a post-closing working capital adjustment. In addition, the acquisition agreement also provides that as further consideration, we will pay the common unit holders of HCP a total of up to $275 million in cash if certain performance targets are achieved by HCP in 2012 and 2013. The operating results of HCP are included in our consolidated results beginning November 1, 2012.

	Year ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except share data)
Income statement data:
Net revenues	$8,186,280	$6,731,806	$6,219,610	$5,898,801	$5,474,600
Operating expenses and charges(1)	6,889,196	5,577,093	5,225,802	4,964,120	4,607,797

Operating income	1,297,084	1,154,713	993,808	934,681	866,803
Debt expense	(288,554)	(241,090)	(181,607)	(185,755)	(224,716)
Debt refinancing and redemption charges	(10,963)	—	(74,382)	—	—
Other income, net	3,737	2,982	3,419	3,706	12,410

Income from continuing operations before income taxes	1,001,304	916,605	741,238	752,632	654,497
Income tax expense	359,845	325,292	258,874	276,099	234,213

Income from continuing operations	641,459	591,313	482,364	476,533	420,284
Income from operations of discontinued operations, net of tax(2)	(222)	(13,162)	1,855	3,226	1,036
Loss on disposal of discontinued operations, net of tax(2)	—	(4,756)	—	—	—

Net income	$641,237	$573,395	$484,219	$479,759	$421,320
Less: Net income attributable to noncontrolling interests	(105,220)	(95,394)	(78,536)	(57,075)	(47,160)

Net income attributable to DaVita HealthCare Partners Inc.	$536,017	$478,001	$405,683	$422,684	$374,160

Basic income from continuing operations per share attributable to DaVita HealthCare Partners Inc.(2)	$5.58	$5.25	$3.98	$4.05	$3.53

Diluted income from continuing operations per share attributable to DaVita HealthCare Partners Inc.(2)	$5.47	$5.14	$3.92	$4.03	$3.50

Weighted average shares outstanding:(3)
Basic	96,018,000	94,658,000	101,504,000	103,604,000	105,149,000

Diluted	97,971,000	96,532,000	103,059,000	104,168,000	105,940,000

Ratio of earnings to fixed charges(4)	3.17:1	3.39:1	3.43:1	3.56:1	3.00:1

Balance sheet data:
Working capital	$860,620	$1,128,492	$1,698,509	$1,255,580	$965,233
Total assets	16,018,596	8,903,808	8,114,424	7,558,236	7,286,083
Long-term debt	8,326,534	4,417,624	4,233,850	3,532,217	3,622,421
Total DaVita HealthCare Partners Inc. shareholders’ equity(3)	3,763,137	2,141,075	1,978,422	2,135,066	1,767,747

(1)	Operating expenses and charges in 2012 include $85,837 for a legal settlement and related expenses, and $30,753 of transaction expenses associated with the acquisition of HCP.
(2)	Income from operations of discontinued operations, net of tax includes the operations of HomeChoice which was divested on February 1, 2013. The income from operations of discontinued operations in 2011 also includes $24 million of a non-cash goodwill impairment charge related to this business. In addition, during 2011, we divested a total of 28 outpatient dialysis centers in conjunction with a consent order issued by the Federal Trade Commission on September 30, 2011 in order for us to complete the acquisition of DSI. In addition, we completed the sale of two additional centers that were previously pending state regulatory approval in conjunction with the acquisition of DSI on October 31, 2011. The operating results of the historical DaVita HealthCare Partners Inc. divested centers are reflected as discontinued operations in our consolidated financial statements for all periods presented. In addition, the operating results for the historical DSI divested centers are reflected as discontinued operation in our consolidated financial statements beginning September 1, 2011.
(3)	Share repurchases consisted of 3,794,686 shares of common stock for $323,348 in 2011, 8,918,760 shares of common stock for $618,496 in 2010, 2,902,619 shares of common stock for $153,495 in 2009, and 4,788,881 shares of common stock for $232,715 in 2008. Shares issued in connection with stock awards were 1,260,259 in 2011, 1,771,384 in 2010, 2,104,304 in 2009 and 1,314,074 in 2008.
(4)	The ratio of earnings to fixed charges was computed by dividing earnings by fixed charges. Earnings for this purpose is defined as pretax income from continuing operations adjusted by adding back fixed charges expensed during the period. Fixed charges include debt expense (interest expense and the write-off and amortization of deferred financing costs), the estimated interest component of rental expense on operating leases, and capitalized interest.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contain statements that are forward-looking statements within the meaning of the federal securities laws. This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. All statements that do not concern historical facts are forward-looking statements and include, among other things, statements about our expectations, beliefs, intentions and/or strategies for the future. These forward-looking statements include statements regarding our future operations, financial condition and prospects, expectations for treatment growth rates, revenue per treatment, expense growth, levels of the provision for uncollectible accounts receivable, operating income, cash flow, operating cash flow, estimated tax rates, capital expenditures, the development of new dialysis centers and dialysis center acquisitions, government and commercial payment rates, revenue estimating risk and the impact of our level of indebtedness on our financial performance, including earnings per share, and incorporation of HCP’s operating results into the Company’s consolidated operating results. These statements involve substantial known and unknown risks and uncertainties that could cause our actual results to differ materially from those described in the forward-looking statements, including, but not limited to, risks resulting from the concentration of profits generated by the continued downward pressure on average realized payment rates from, and a reduction in the number of patients under higher-paying commercial payor plans, which may result in the loss of revenues or patients, a reduction in, government payment rates under the Medicare ESRD program or other government-based programs, the impact of health care reform legislation that was enacted in the U.S. in March 2010, changes in pharmaceutical or anemia management practice patterns, payment policies, or pharmaceutical pricing, legal compliance risks, including our continued compliance with complex government regulations, current or potential investigations by various government entities and related government or private-party proceedings, continued increased competition from large and medium-sized dialysis providers that compete directly with us, our ability to maintain contracts with physician medical directors, changing affiliation models for physicians, and the emergence of new models of care introduced by the government or private sector that may erode our patient base and reimbursement rates such as ACOs, IPAs and integrated delivery systems, or to businesses outside of dialysis and HCP’s business, our ability to complete any acquisitions, mergers or dispositions that we might be considering or announce, or to integrate and successfully operate any business we may acquire or have acquired, including HCP, or to expand our operations and services to markets outside the U.S., variability of our cash flows, risks arising from the use of accounting estimates, judgments and interpretations in our financial statements, loss of key HCP employees, potential disruption from the HCP transaction making it more difficult to maintain business and operational relationships with customers, partners, associated physicians and physician groups, hospitals and others, the risk that laws regulating the corporate practice of medicine could restrict the manner in which HCP conducts its business, the fact that HCP faces certain competitive threats that could reduce its profitability, the risk that the cost of providing services under HCP’s agreements may exceed our compensation, the risk that reductions in reimbursement rates and future regulations may negatively impact HCP’s business, revenue and profitability, the risk that HCP may not be able to successfully establish a presence in new geographic regions or successfully address competitive threats that could reduce its profitability, the risk that a disruption in HCP’s healthcare provider networks could have an adverse effect on HCP’s operations and profitability, the risk that reductions in the quality ratings of health maintenance organization plan customers of HCP could have an adverse effect on HCP’s business, or the risk that health plans that acquire health maintenance organizations may not be willing to contract with HCP or may be willing to contract only on less favorable terms, and the other risk factors set forth in Part II, Item 1A. of this Annual Report on Form 10-K. We base our forward-looking statements on information currently available to us, and we undertake no obligation to update or revise any forward-looking statements, whether as a result of changes in underlying factors, new information, future events or otherwise.

The following should be read in conjunction with our consolidated financial statements and “Item 1. Business”.

DaVita HealthCare Partners Inc. overview

With our recent acquisition of HCP on November 1, 2012, we believe the Company is well positioned to capitalize on anticipated trends in U.S. healthcare, including our continued growth opportunities in dialysis care services as well as growth in managed healthcare services, especially to the Medicare-eligible population.

As a result of the acquisition, the Company now primarily operates two major lines of business and, to a lesser extent, various other ancillary services and strategic initiatives, which includes our international dialysis operations. Our largest line of business is our U.S. dialysis and related lab services business, which is a leading provider of kidney dialysis services in the U.S. for patients suffering from chronic kidney failure, also known as ESRD. Our other major line of business is HCP, which is a patient- and physician-focused integrated health care delivery and management company with nearly three decades of providing coordinated, outcomes-based medical care in a cost-effective manner.

On November 1, 2012 we completed our acquisition of HCP pursuant to an Agreement and Plan of Merger dated May 20, 2012, whereby HCP became a wholly-owned subsidiary of the Company. HCP is one of the country’s largest operators of medical groups and physician networks generating approximately $2.4 billion in annual revenues and approximately $488 million in operating income for the year ended December 31, 2011. The operating results of HCP are included in our consolidated financial results from November 1, 2012.

The total consideration paid at closing for all of the outstanding common units of HCP was approximately $4.70 billion, which consisted of $3.64 billion in cash, net of cash acquired, and 9,380,312 shares of our common stock valued at approximately $1.06 billion. The total acquisition consideration is subject to a post-closing working capital adjustment. The acquisition agreement also provides that as further consideration, we will pay the common unit holders of HCP a total of up to $275 million in cash if certain performance targets are achieved by HCP in 2012 and 2013.

In conjunction with the acquisition, we amended our Credit Agreement to allow for additional borrowings of $3.0 billion and also issued new senior notes for $1.25 billion, all of which was used to finance the acquisition, pay off a portion of our and HCP’s existing debt, and to pay fees and expenses.

Our overall financial performance was strong for 2012 and was characterized by strong treatment volume growth, primarily from acquisitions and non-acquired growth rates and by productivity improvements and cost control initiatives in our dialysis business. The improvements were primarily the result of decreased operating costs per treatment due to a decline in the utilization of physician-prescribed pharmaceuticals due to continued evolution of clinical practices and physicians responding to the new FDA label for EPO.

Some of our major accomplishments and financial operating performance indicators in 2012 and year over year were as follows:

•	superior clinical outcomes—we provided our best clinical outcomes for the thirteenth straight year;

•	the acquisition of HCP generated incremental operating income of $67 million in 2012;

•	consolidated net revenue growth of approximately 21.6% of which 12.7% is related to our U.S. dialysis operations;

•	an increase of approximately 12.5% in the overall number of treatments that we provided;

•	normalized non-acquired treatment growth of 4.8%;

•

consolidated operating income growth of approximately 12.3%, which includes the impact of the legal settlement and related expenses and transaction expenses associated with the acquisition of HCP. Excluding these items adjusted consolidated operating income would have increased by 22.4%; and

•	strong operating cash flows of $1,101 million.

However, we believe that 2013 will continue to be challenging as we undertake initiatives to mitigate the planned 2% reduction in our Medicare reimbursement rates that are scheduled to take effect on March 1, 2013 as a result of government sequestration and the risks and challenges associated with our entry into our new line of business, as a result of the acquisition of HCP. In addition, Congress could also make significant changes to Medicare and Medicaid reimbursement rates and, along with the utilization of physician-prescribed pharmaceuticals and pharmaceutical cost may have a significant impact on our operating results. We also remain committed to our international expansion plans that will continue to require a significant investment in 2013. In addition, if the percentage of our dialysis patients with commercial payors continues to deteriorate, our operating results could be adversely affected.

Following is a summary of consolidated operating results for reference in the discussion that follows. The operating results of HCP are included in our operating results effective November 1, 2012.

	Year ended December 31,
	2012		2011		2010
	(dollar amounts rounded to nearest million)
Net revenues:
Total consolidated net revenues	$8,186		$6,732		$6,220
Add: Provision for uncollectible accounts	235		190		166

Consolidated revenues before the provision for uncollectible accounts	$8,421		$6,922		$6,386

Patient service revenues	$7,352		$6,471		$6,049
Less: Provision for uncollectible accounts	(235)		(190)		(166)

Net patient service revenues	7,117		6,281		5,883
HCP capitated revenues	419		—		—
Other revenues	650		451		337

Total net consolidated revenues	$8,186	100%	$6,732	100%	$6,220	100%

Operating expenses and charges:
Patient care costs	$5,579	68%	$4,634	69%	$4,428	71%
General and administrative	894	11%	685	10%	572	9%
Depreciation and amortization	342	4%	264	4%	231	4%
Provision for uncollectible accounts	4	—	3	—	4	—
Legal settlement and related expenses	86	1%	—	—	—	—
Equity investment income	(16)	—	(9)	—	(9)	—

Total operating expenses and charges	6,889	84%	5,577	83%	5,226	84%

Operating income	$1,297	16%	$1,155	17%	$994	16%

The following table summarizes consolidated net revenues:

	Year ended December 31,
	2012	2011	2010
	(dollar amounts rounded to nearest million)
Net revenues:
Dialysis and related lab services patient service revenues	$7,317	$6,474	$6,053
Less: Provision for uncollectible accounts	(234)	(190)	(166)

Dialysis and related lab services net patient service revenues	7,083	6,284	5,887
Other revenues	12	11	11

Total net dialysis and related lab services revenues	7,095	6,295	5,898

HCP capitated revenues	419	—	—
HCP net patient service revenues (less provision for uncollectible accounts of $1)	34	—	—
Other revenue	24	—	—

Total net HCP revenues	477	—	—

Other-ancillary services and strategic initiatives revenues	625	446	326
Other-ancillary services and strategic initiatives net patient service revenues	17	8	6

Total net other-ancillary services and strategic initiatives revenues	642	454	332

Total net segment revenues	8,214	6,749	6,230
Elimination of intersegment revenues	(28)	(17)	(10)

Consolidated net revenues	$8,186	$6,732	$6,220

The following table summarizes consolidated operating income and adjusted consolidated operating income:

	Year ended
	2012(1)	2011	2010
	(dollar amounts rounded to nearest million)
Dialysis and related lab services	$1,379	$1,236	$1,050
HCP services	67	—	—
Other—ancillary services and strategic initiatives loss	(66)	(34)	(11)

Total segment operating income	1,380	1,202	1,039
Reconciling items:
Corporate support costs	(52)	(47)	(45)
Transaction expenses	(31)	—	—

Consolidated operating income	1,297	1,155	994
Reconciliation of non-GAAP measure:
Add:
Legal settlement and related expenses	86	—	—
Transaction expenses	31	—	—

Adjusted consolidated operating income(1)	$1,414	$1,155	$994

(1)

For the year ended December 31, 2012, we have excluded an $86 million legal settlement and related expenses and $31 million of transaction expenses associated with the acquisition of HCP from operating expenses and operating income. These are non-GAAP measures and are not intended as substitutes for the GAAP equivalent measures. We have presented these adjusted amounts because management believes that these presentations enhance a user’s understanding of our normal consolidated operating income by excluding an unusual charge of $86 million for a legal settlement and related expenses that resulted from the settlement of the Woodard Private Civil Suit (see Note 16 to the consolidated financial statements) and an unusual amount of transaction expenses totaling $31 million that resulted from the acquisition of HCP, and therefore, these adjusted consolidated operating income amounts are meaningful and comparable to our prior period results and indicative of our normal consolidated operating income.

Consolidated net revenues

Consolidated revenues before the provision for uncollectible accounts related to patient service revenues for 2012 increased by approximately $1,499 million, or approximately 21.7%, from 2011. Consolidated net revenues for 2012 increased by approximately $1,454 million or approximately 21.6% from 2011. This increase in the consolidated net revenues was primarily due to an increase in dialysis and related lab services net revenues of approximately $800 million, principally due to strong volume growth from additional treatments from non-acquired growth and dialysis center acquisitions and from an increase of $2 in the average dialysis revenue per treatment, primarily from an increase in our Medicare reimbursements, partially offset by an increase in the provision for uncollectible accounts of $45 million. Consolidated net revenues also increased by $477 million as a result of the acquisition of HCP on November 1, 2012 and increased by approximately $188 million associated with the ancillary services and strategic initiatives driven primarily from growth in our pharmacy services and from our disease management services.

Consolidated revenues before the provision for uncollectible accounts related to patient service revenues for 2011 increased by approximately $536 million, or approximately 8.4%, from 2010. Consolidated net revenues for 2011 increased by approximately $512 million or approximately 8.2% from 2010. This increase in consolidated net revenues was primarily due to an increase in dialysis and related lab services net revenues of approximately $397 million, principally due to strong volume growth from additional treatments from non-acquired growth and acquisitions including the acquisition of DSI, partially offset by a decline of $7 in the average dialysis revenue per treatment, primarily from a decrease in our Medicare revenues as a result of operating in the new single bundled payment system and an increase in the provision for uncollectible accounts of $24 million. Consolidated net revenues also increased as a result of an increase of approximately $122 million in the ancillary services and strategic initiatives net revenues driven primarily from growth in our pharmacy services and from our disease management services.

Consolidated operating income

Consolidated operating income of $1,297 million for 2012 increased by approximately $142 million, or 12.3%, from 2011 which includes the $86 million legal settlement and related expenses and the $31 million of transaction expenses associated with the acquisition of HCP. Excluding these items in 2012, adjusted consolidated operating income would have increased by $259 million, or 22.4%, primarily due to an increase in the dialysis and related lab services net revenues as a result of strong volume growth in revenue from additional treatments as a result of non-acquired growth and acquisitions, and from an increase in our average dialysis revenue per treatment of approximately $2, partially offset by an increase in the provision for uncollectible accounts of $45 million. Adjusted consolidated operating income also increased as a result of the acquisition of HCP on November 1, 2012, an overall decline in pharmaceutical costs mainly from a decline in the intensities of physician-prescribed pharmaceuticals, lower transaction and integration costs associated with the acquisition of DSI that occurred in 2011 and from productivity improvements. However, consolidated operating income was negatively impacted by an increase in the unit cost of EPO, higher labor and benefit costs, an increase in our professional fees for compliance and legal initiatives, and for information technology matters and an increase in expenses and operating losses associated with our international expansion.

Consolidated operating income of $1,155 million for 2011 increased by approximately $161 million, or 16.2%, from 2010. The increase in consolidated operating income in 2011 was primarily due to an increase in the dialysis and related lab services net revenues as a result of strong volume growth in revenue from additional treatments as a result of non-acquired growth and acquisitions, partially offset by a decline in our average dialysis revenue per treatment of approximately $7 and an increase in the provision for uncollectible accounts of $24 million. Consolidated operating income also increased as a result of overall lower pharmaceutical costs mainly from a decline in the intensities of physician-prescribed pharmaceuticals, additional operating income from the acquisition of DSI and from cost control initiatives. However, consolidated operating income was negatively impacted by higher labor and benefit costs, an increase in our professional fees for legal and compliance matters, and for information technology matters, transaction and integration costs associated with the acquisition of DSI, an increase in EPO pharmaceutical costs and an increase in expenses associated with our international expansion.

U.S. Dialysis and related lab services business

Our U.S. dialysis and related lab service businesses is a leading provider of kidney dialysis services through a network of 1,954 outpatient dialysis centers throughout 44 states and District of Columbia, serving a total of approximately 153,000 patients. We also provide acute inpatient dialysis services in approximately 970 hospitals. We estimate that we have approximately a 34% market share in the U.S. based upon the number of patients that we serve. In 2012, our overall network of U.S. outpatient dialysis centers increased by 145 centers primarily as a result of acquisitions of dialysis centers and from opening new dialysis centers. In addition, the overall number of patients that we serve in the U.S. increased by approximately 8.0% as compared to 2011. All references in this document to dialysis and related lab services refer only to our U.S. dialysis and related lab services business.

Our dialysis and related lab services stated mission is to be the provider, partner and employer of choice. We believe our attention to these three stakeholders—our patients, our business partners, and our teammates—represents the major driver of our long-term performance, although we are subject to the impact of external factors such as government policy and physician practice patterns. Accordingly, two principal non-financial metrics we track are quality clinical outcomes and teammate turnover. We have developed our own composite index for measuring improvements in our clinical outcomes, which we refer to as the DaVita Quality Index (DQI). Our clinical outcomes as measured by DQI have improved over each of the past several years which we believe directly decreases patient mortalities. Although it is difficult to reliably measure clinical performance across our industry, we believe our clinical outcomes compare favorably with other dialysis providers in the U.S. and generally exceed the dialysis outcome quality indicators of the National Kidney Foundation. In addition, over the past several years our teammate turnover has remained relatively constant, which we believe was a major contributor to our continued clinical performance improvements and also a major driver of our ability to maintain or improve clinical hours per treatment. We will continue to focus on these stakeholders and our clinical outcomes as we believe these are fundamental long-term value drivers.

Our national scale and size, among other things, allows us to provide industry-leading quality care with superior clinical outcomes that attracts patients and referring physicians, as well as qualified medical directors, provides our dialysis patient base with a large number of out-patient dialysis centers to choose from with convenient locations and access to a full range of services and provides us the ability to effectively and efficiently manage certain costs while maintaining strong legal and compliance programs.

Approximately 86% of our 2012 consolidated net revenues were derived directly from our dialysis and related lab services business. Approximately 80% of our 2012 dialysis and related lab services revenues were derived from outpatient hemodialysis services in the 1,929 U.S. centers that we consolidate. On a pro-forma basis, our dialysis and related lab services business net revenues for fiscal 2012 would have represented approximately 68% of our consolidated net revenues assuming HCP was acquired on January 1, 2012. Other dialysis services, which are operationally integrated with our dialysis operations, are peritoneal dialysis, home-based hemodialysis, hospital inpatient hemodialysis services and management and administrative services. These services collectively accounted for the balance of our 2012 dialysis and related lab services revenues.

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

The total patient base is a relatively stable factor, which we believe is influenced by a demographically growing need for dialysis services as indicated by the United States Renal Data System that reported an approximate compound growth rate of 4.0% over the last several years for the dialysis patient population, our relationships with referring physicians, together with the quality of our clinical care which can lead to reduced patient mortality rates, and our ability to open and acquire new dialysis centers. In 2012, we were able to increase our overall network of patients that we serviced in the U.S. by approximately 8% as compared to 2011.

Our average dialysis and related lab services revenue per treatment in 2012 was primarily driven by our mix of commercial and government (principally Medicare and Medicaid) patients, commercial and government payment rates, our billing and collecting operations performance, and to a lesser extent the mix and intensity of physician-prescribed pharmaceuticals that are separately billable since payment for these pharmaceuticals are included in Medicare’s single bundled payment rate system and can also be included as part of a single bundled payment rate for all dialysis services provided under some of our commercial contracts that cover certain patients.

On average, dialysis-related payment rates from commercial payors are significantly higher than Medicare, Medicaid and other government program payment rates, and therefore the percentage of commercial patients to total patients represents a major driver of our total average dialysis revenue per treatment. The percentage of commercial patients covered under contracted plans as compared to commercial patients with out-of-network providers continued to increase and can also significantly affect our average dialysis revenue per treatment since commercial payment rates for patients with out-of-network providers are on average higher than in-network payment rates. In 2012, the growth of our government-based patients continued to outpace the growth of our commercial patients, which has been a trend that we have experienced for the past several years. We believe the growth in our government-based patients is driven primarily by improved mortality and the current economic environment that has resulted in a decrease in the number of individuals that are covered under commercial insurance plans. This trend has negatively impacted our average dialysis revenue per treatment over the last several years as a result of receiving a larger proportion of our revenue from government-based payors, such as Medicare, that reimburse us at lower payment rates.

The following table summarizes our dialysis and related lab services revenues for the year ended December 31, 2012:

Revenues
Medicare and Medicare-assigned plans	59%
Medicaid and Medicaid-assigned plans	5%
Other government-based programs	2%

Total government-based programs	66%
Commercial (including hospital dialysis services)	34%

Total dialysis and related lab services revenues	100%

Government dialysis-related payment rates in the U.S. are principally determined by federal Medicare and state Medicaid policy. For patients with Medicare coverage, all ESRD payments for dialysis treatments and related lab services are made under a bundled payment rate which provides a fixed rate to encompass all goods and services provided during the dialysis treatment, including pharmaceuticals that were historically separately reimbursed to the dialysis providers, such as EPO, vitamin D analogs and iron supplements, as well as laboratory testing. The initial 2011 bundled rate included reductions of 2% from the prior reimbursement and further reduced overall rates by 5.94%. These reductions were tied to an expanded list of case-mix adjustors which can be earned back based upon the presence of certain patient characteristics and co-morbidities at the time of treatment. There are also other provisions which may impact payment including an outlier pool and a low volume facility adjustment.

Another important provision in the law is an annual adjustment, or market basket update, to the base ESRD PPS. Absent action by Congress the PPS base rate will be automatically updated by a formulaic inflation adjustment.

On November 1, 2011, CMS issued the final ESRD PPS rule for 2012, which increased the base rate by 2.1%, representing a market basket of increase of 3.0% less a productivity adjustment of 0.9%.

On November 9, 2012, CMS issued the final ESRD PPS rule for 2013. The base rate will increase by 2.3%, resulting from a market basket increase of 2.9% less a productivity adjustment of 0.6%. This increase in the ESRD PPS base rate is to be reduced by the Budget Control Act of 2011 sequestration, discussed below. The final rule implements the reduction in bad debt payments to dialysis facilities (as well as to all other providers eligible for bad debt payments) mandated under the Middle Class Tax Extension and Job Creation Act of 2012 and adds new quality reporting measures.

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

On December 7, 2012, the U.S. General Accountability Office (GAO) released a letter report entitled “End-Stage Renal Disease: Reduction in Drug Utilization Suggests Bundled Payment is Too High”. The GAO found ESRD drug utilization in 2011 was about 23% lower, on average, than it was in 2007. This was primarily the result of a decline in EPO usage. The GAO concluded the bundled payment rate was excessive given the changes in ESRD drug utilization. Because the Department of Health and Human Services (HHS) claimed it did not have authority to rebase the bundled payment rate, GAO recommended Congress should require the Secretary of HHS to take such action.

Subsequently, on January 1, 2013, Congress passed the American Taxpayer Relief Act of 2012 (ATRA) which includes a provision that incorporates the GAO’s recommendations. The ATRA directs CMS to compare the utilization of drugs and biologicals (EPO and other former composite drugs) from 2007 (before the ESRD PPS) to the utilization after the implementation of the ESRD PPS in 2012 and adjust the ESRD PPS rate to account for reductions in utilization of these drugs. The adjustment also must account for the most current data on average sales prices and changes in prices for drugs reflected in the ESRD market basket percentage increase. The adjustment would apply to services furnished on or after January 1, 2014. The Congressional Budget Office (CBO) projected budget savings of $4.9 billion over ten years. In addition, GAO is required to produce an updated report no later than December 31, 2015.

As a result of the Budget Control Act of 2011 and subsequent activity in Congress, the federal government is faced with a $1.2 trillion sequester (across-the-board spending cuts) in discretionary programs. In particular, Medicare providers face a maximum of a 2% reduction in reimbursements in fiscal year 2013. Under the American Taxpayer Relief Act of 2012, the sequester was postponed until March 1, 2013. Should Congress fail to act by that date, the sequestration will take effect. The across-the-board cuts pursuant to the sequester would have an adverse affect on our revenues, earnings and cash flows.

In addition, under the original ESRD PPS statute and regulations, beginning January 1, 2014, certain oral-only ESRD drugs (currently paid separately to pharmacies under Medicare Part D) would have been included in the ESRD bundled payment to dialysis facilities. Under the American Taxpayer Relief Act of 2012, the inclusion of oral-only medications in the bundled rate will be delayed until January 1, 2016. The Act also requires CMS to monitor the bone and mineral metabolism of ESRD patients along with the case-mix adjustments made under the ESRD PPS. Inadequate pricing could have a significant negative financial impact on our dialysis facilities given the volume and value of these drugs.

We expect to continue experiencing increases in operating costs that are subject to inflation, such as labor and supply costs, regardless of whether there is a compensating inflation-based increase in Medicare payment rates or in payments under the bundled payment rate system.

Dialysis payment rates from commercial payors can vary and a major portion of our commercial rates are set at contracted amounts with payors and are subject to intense negotiation pressure. Our commercial payment rates also include payments for out-of-network patients that on average are higher than our in-network contract rates. In 2012, we were successful in increasing some of our commercial payment rates which contributed to an increase in our average dialysis revenue per treatment. In 2012, we continued to enter into some commercial contracts covering certain patients that will primarily pay us a single bundled payment rate for all dialysis services provided to these patients. We are continuously in the process of negotiating agreements with our commercial payors, and payors are aggressive in their negotiations. If our negotiations result in overall commercial rate reductions in excess of overall commercial rate increases, this would have a material adverse effect on our operating results. In addition, if there is an increase in job losses in the U.S. as a result of current economic conditions, or depending upon changes to the healthcare regulatory system, we could experience a decrease in the number of patients covered under commercial plans.

Approximately 5% of our dialysis and related lab services revenues for the year ended December 31, 2012, were from physician-prescribed pharmaceuticals that are separately billable, with EPO accounting for approximately 3% of our dialysis and related lab services revenues. The impact of physician-prescribed pharmaceuticals on our overall revenues that are separately billable in 2012 and 2011 has significantly decreased from prior years primarily as a result of Medicare’s single bundled payment system, as well as some additional commercial contracts that pay us a single bundled payment rate.

Our operating performance with respect to dialysis services billing and collection can also be a significant factor in the average dialysis and related lab services revenue per treatment we realize. Over the past several years we have invested heavily in upgrades to our systems and internal processes that we believe have helped improve our operating performance and reduced our regulatory compliance risks and we expect to continue to improve these systems and processes. In 2012, we continued to upgrade our information technology systems and implemented process changes. We will continue to upgrade our systems and modify our processes in 2013 to improve our ability to capture the necessary patient characteristics, co-morbidities and certain other factors under Medicare’s bundled payment system. We believe this will potentially enable us to capture additional reimbursement amounts from Medicare and enhance our overall billing and collection performance. However, as we continue to make upgrades to our systems and processes, or as payors change their systems and requirements, we could experience a negative impact to our cash collection performance which would affect our dialysis and related lab services revenue per treatment.

Our dialysis and related lab services revenue recognition involves significant estimation risks. Our estimates are developed based on the best information available to us and our best judgment as to the reasonably assured collectability of our billings as of the reporting date based upon our actual historical collection experience. Changes in estimates are reflected in the then-current period financial statements based upon on-going actual experience trends, or subsequent settlements and realizations depending on the nature and predictability of the estimates and contingencies.

Our annual average dialysis and related lab services revenue per treatment was approximately $332, $330 and $337 for 2012, 2011 and 2010, respectively. In 2012, the average dialysis and related lab services revenue per treatment increased by approximately $2 per treatment primarily due to an increase in our Medicare reimbursements and an increase in some of our commercial payment rates, partially offset by a decline in the commercial payor mix, and a decline in the intensities of physician-prescribed pharmaceuticals. In 2011, the average dialysis and related lab services revenue per treatment decreased by approximately $7 per treatment primarily due to a decline in our Medicare reimbursements as a result of operating in the new single bundled payment system, a decline in the commercial payor mix, and a decline in the intensities of physician-prescribed pharmaceuticals, partially offset by an increase in some of our commercial payment rates.

Our average dialysis and related lab services revenue per treatment can be significantly impacted by several major factors, including our commercial payment rates; government payment policies regarding reimbursement amounts for dialysis treatments and pharmaceuticals under Medicare’s bundled payment rate system, including our ability to capture certain patient characteristics; changes in the mix of government and commercial patients; and changes in the mix and intensities of physician-prescribed pharmaceuticals that are billed separately.

The principal drivers of our dialysis and related lab services patient care costs are clinical hours per treatment, labor rates, vendor pricing of pharmaceuticals, utilization levels of pharmaceuticals, business infrastructure costs, which include the operating costs of our dialysis centers, and legal and compliance costs. However, other cost categories can also represent significant cost variability, such as employee benefit costs and insurance costs. Our average clinical hours per treatment in 2012 decreased compared to 2011, which was the result of improved process efficiencies primarily from an experienced steady workforce and continued investment in training in our internal procedures and practices. We are always striving for improved productivity levels, however, changes in federal and state policies or regulatory billing requirements, which can lead to increased labor costs in order to implement these new requirements, can adversely impact our ability to achieve optimal productivity levels. In addition, improvements in the U.S. economy could stimulate additional competition for skilled clinical personnel and result in higher teammate turnover which would adversely affect productivity levels. In 2012 and 2011, we experienced an increase in our clinical labor rates of approximately 2.0% in both years, as clinical labor rates have increased consistent with general industry trends, mainly due to the demand for skilled clinical personnel, along with general inflation increases. However, in 2012, we continued to implement certain cost control initiatives to manage our overall operating costs, including labor rates. In 2012, we experienced an increase in our overall EPO unit costs. In December 2012, we entered into an amendment to our agreement with Amgen that makes non-material changes to certain terms of the agreement for the period from January 1, 2013 through December 31, 2013. Under the terms of the original agreement before the amendment, we were required to purchase EPO in amounts necessary to meet no less than 90% of our requirements of ESAs and are still required to do so after 2013. In addition, all of the other conditions as specified in the original agreement entered into in November 2011 still apply. In 2012, we also experienced increases in our infrastructure and operating costs of our dialysis centers, primarily due to the number of new dialysis centers opened, and general increases in rent, utilities and repairs and maintenance.

Our dialysis and related lab services general and administrative expenses represented 8.9% of our dialysis and related lab services net revenues in 2012 as compared to 8.6% in 2011. This continues to represent a fairly significant increase in the dollar amount of our general and administrative expenses that we have experienced over the last several years, primarily related to strengthening our dialysis business, improving our regulatory compliance and other operational processes, responding to certain legal and compliance matters, and professional fees associated with information technology matters. We expect that these levels of expenditures on our dialysis and related lab services general and administrative expenses in 2013 will continue and could possibly increase as we seek out new business opportunities within the dialysis industry and continue to invest in improving our information technology infrastructure and the level of support required for our regulatory compliance and legal matters.

Results of Operations

The following table reflects the results of operations for the U.S. dialysis and related lab services business:

	Year ended December 31,
	2012		2011		2010
	(dollar amounts rounded to nearest million)
Net revenues:
Net revenues	$7,095		$6,295		$5,898
Add: Provision for uncollectible accounts	234		190		166

Dialysis and related lab services revenues before the provision for uncollectible accounts	$7,329		$6,485		$6,064

Dialysis and related lab services patient service revenues	$7,317		$6,474		$6,053
Less: Provision for uncollectible accounts	(234)		(190)		(166)

Dialysis and related lab services net patient service revenues	7,083		6,284		5,887
Other revenues	12		11		11

Total net dialysis and related lab services revenues	$7,095	100%	6,295	100%	5,898	100%

Operating expenses and charges:
Patient care costs	4,701	66%	4,264	68%	4,165	71%
General and administrative	629	9%	544	9%	465	8%
Depreciation and amortization	310	4%	260	4%	227	4%
Legal settlement and related expenses	86	1%	—	—	—	—
Equity investment income	(11)	—	(9)	—	(9)	—

Total operating expenses and charges	5,715	81%	5,059	80%	4,848	82%

Operating income	$1,379	19%	$1,236	20%	$1,050	18%

Dialysis treatments	22,053,597		19,599,472		17,963,862
Average dialysis treatments per treatment day	70,346		62,618		57,393
Average dialysis and related lab services revenue per treatment	$332		$330		$337

Net revenues

Dialysis and related lab services revenues before the provision for uncollectible accounts for 2012 increased by approximately $844 million or approximately 13.0% from 2011. Dialysis and related lab services net revenues for 2012 increased by approximately $800 million or approximately 12.7% from 2011. The increase in net revenues was primarily due to strong volume growth from additional treatments of approximately 12.5% due to an increase in non-acquired treatment growth at existing and new dialysis centers and growth through acquisitions of dialysis centers, an increase in the average dialysis revenue per treatment of approximately $2, or 0.6%, partially offset by an increase in the provision for uncollectible accounts of $44 million. The increase in the average dialysis revenue per treatment in 2012, as compared to 2011, was primarily due to an increase in our Medicare reimbursements and an increase in some of our commercial payment rates, partially offset by a decline in the commercial payor mix and a decline in the intensities of physician-prescribed pharmaceuticals.

Dialysis and related lab services revenues before the provision for uncollectible accounts for 2011 increased by approximately $421 million or approximately 6.9% from 2010, excluding the provision for uncollectible accounts. Dialysis and related lab services net revenues for 2011 increased by approximately $397 million or approximately 6.7% from 2010. The increase in net revenues was primarily due to strong volume growth from additional treatments of approximately 9.1% due to an increase in non-acquired treatment growth at existing and new centers and growth through acquisitions, which includes additional treatments associated with the acquisition of DSI. However, this increase was partially offset by a decrease in the average dialysis revenue per treatment of approximately $7, or 2.1% and an increase in the provision for uncollectible accounts of $24 million. The decrease in the average dialysis revenue per treatment in 2011, as compared to 2010, was primarily due to a decline in our Medicare reimbursements as a result of operating in the new single bundled payment system, continued decline in the commercial payor mix and a decline in the intensities of physician-prescribed pharmaceuticals, partially offset by an increase in some of our commercial payment rates.

The following table summarizes our dialysis and related lab services revenues by modality for the year ended December 31, 2012:

Revenue percentages
Outpatient hemodialysis centers	80%
Peritoneal dialysis and home-based hemodialysis	15%
Hospital inpatient hemodialysis	5%

Total dialysis and related lab services revenues	100%

Approximately 66% of our total dialysis and related lab services revenues for the year ended December 31, 2012 were from government-based programs, principally Medicare, Medicaid, and Medicare-assigned plans, representing approximately 90% of our total patients. Over the last several years, we have been experiencing growth in our government-based patients that has been outpacing the growth in our commercial patients which has negatively impacted our average dialysis and related lab services revenue per treatment. Our overall percentage of patients and revenues associated with commercial payors continued to decline in 2012 as compared to 2011. Less than 1% of our dialysis and related lab services revenues are due directly from patients. No single commercial payor associated with our dialysis and related lab services business accounted for more than 10% of total dialysis and related lab services revenues for the year ended December 31, 2012.

On average we are paid significantly more for services provided to patients covered by commercial insurance plans in the U.S. than we are for patients covered by Medicare, Medicaid or other government plans such as Medicare-assigned plans. Patients covered by commercial health plans transition to Medicare coverage after a maximum of 33 months. As a patient transitions from commercial coverage to Medicare or Medicaid coverage, the payment rates normally decline substantially. Medicare payment rates are insufficient to cover our costs associated with providing dialysis treatments, and therefore we lose money on each Medicare treatment.

Nearly all of our net earnings from our dialysis and related lab services are derived from commercial payors, some of which pay at established contract rates and others which pay negotiated payment rates based on our usual and customary fee schedule for our out-of-network patients, which are typically higher than contracted rates. If we experience a net overall reduction in our contracted and non-contracted commercial rates as a result of these negotiations or restrictions, it could have a material adverse effect on our operating results.

Operating expenses and charges

Patient care costs. Dialysis and related lab services patient care costs are those costs directly associated with operating and supporting our dialysis centers and consist principally of labor, pharmaceuticals, medical supplies and operating costs of the dialysis centers. The dialysis and related lab services patient care costs on a per treatment basis were $213 and $218 for 2012 and 2011, respectively. The $5 decrease in the per treatment costs in 2012 as compared to 2011 was primarily attributable to a decline in the intensities of physician-prescribed pharmaceuticals and productivity improvements, partially offset by higher labor costs, and higher EPO unit costs.

The dialysis and related lab services patient care costs on a per treatment basis were $218 and $232 for 2011 and 2010, respectively. The $14 decrease in the per treatment costs in 2011 as compared to 2010 was primarily attributable to a decline in the intensities of physician-prescribed pharmaceuticals and continued cost control initiatives, partially offset by higher labor and benefit costs, and higher EPO unit costs.

General and administrative expenses. Dialysis and related lab services general and administrative expenses in 2012 increased by approximately $85 million as compared to 2011. The increase was primarily due to increases in labor and benefit costs, an increase in our professional expenses for legal and compliance initiatives and for information technology matters, partially offset by a decline in the transaction and integration costs associated with the acquisition of DSI that occurred in the third quarter of 2011. General and administrative expenses in 2011 increased by approximately $79 million as compared to 2010 primarily due to increases in labor and benefit costs, an increase in our professional expenses for legal and compliance initiatives and for information technology matters as well as transaction and integration costs associated with the acquisition of DSI.

Depreciation and amortization. Dialysis and related lab services depreciation and amortization expenses for 2012 increased by approximately $50 million as compared to 2011 and increased by $33 million in 2011 as compared to 2010. The increases were primarily due to growth through new dialysis center developments and acquisitions. The increase in 2012 was also due to additional depreciation associated with the opening of our new corporate headquarters in August 2012.

Provision for uncollectible accounts receivable. The provision for uncollectible accounts receivable for U.S. dialysis and related lab services was 3.2% for 2012, 2.9% for 2011, and 2.7% for 2010. The increase in the provision for uncollectible accounts receivable in 2012 was primarily due to an increase in our provision for uncollectible accounts to 3.5% due to higher non-covered Medicare charges that resulted in additional write-offs in the fourth quarter of 2012. We currently expect this level of the provision for uncollectible accounts to continue into 2013, although it may increase if we encounter collection issues as a result of sustained weakness in the U.S. economy.

Legal settlement and related expenses. We reached an agreement to settle all allegations relating to claims arising out of the previously disclosed litigation filed in 2002 in the U.S. District Court in the Eastern District of Texas. In connection with this settlement we incurred costs and expenses of $86 million in 2012 that consisted of $55 million for the settlement plus attorney fees and other related expenses. The settlement resolved federal program claims regarding EPO that were or could have been raised in the complaint relating to historical EPO practices dating back to 1997. See Note 16 to the consolidated financial statements for additional details.

Equity investment income. Equity investment income was approximately $11.0 million in 2012 as compared to $9.0 million in 2011 and $9.0 million in 2010. The increase in equity investment income in 2012 as compared to 2011 was primarily due to the profitability of certain of our dialysis nonconsolidated joint ventures. Equity investment income in 2011 as compared to 2010 was flat, but was impacted by an increase in the profitability of certain of our nonconsolidated joint ventures, offset by a decrease in the operating performance of certain other joint ventures.

Dialysis operating income

Dialysis and related lab services operating income for 2012 increased by approximately $143 million as compared to 2011 including the legal settlement and related expenses of $86 million, as discussed above. Excluding this item from 2012, dialysis and related lab services adjusted operating income would have increased by $229 million. The increase in the adjusted operating income for 2012 as compared to 2011 was primarily due to strong treatment growth as a result of additional dialysis treatments from non-acquired growth and acquisitions of dialysis centers, and an increase in the average dialysis revenue per treatment of approximately $2 as described above, partially offset by an increase in our provision for uncollectible accounts of $44 million. The dialysis and related lab services operating income also increased as a result of a decline in the intensities of physician-prescribed pharmaceuticals, productivity improvements and lower transaction and integration costs associated with the acquisition of DSI that occurred in 2011. However, the dialysis and related lab services operating income was negatively impacted by an increase in the unit cost of EPO , higher labor and benefit costs, payroll taxes, an increase in our professional fees in conjunction with compliance and legal initiatives and for information technology matters.

Dialysis and related lab services operating income for 2011 increased by approximately $186 million as compared to 2010. The increase in the operating income for 2011 as compared to 2010 was primarily due to strong treatment growth as a result of additional dialysis treatments from non-acquired growth and acquisitions of dialysis centers, partially offset by a decrease in the average dialysis revenue per treatment of approximately $7 and an increase in our provision for uncollectible accounts of $24 million. The dialysis and related lab services operating income also increased as a result of a decline in the intensities of physician-prescribed pharmaceuticals, and additional operating income from the acquisition of DSI. However, the dialysis and related lab services operating income was negatively impacted by higher labor and benefit costs, an increase in the unit cost of EPO, an increase in our professional fees in conjunction with compliance and legal initiatives and for information technology matters, as well as transaction and integration costs associated with the acquisition of DSI.

HCP business

HCP is a patient- and physician-focused, integrated health care delivery and management company with nearly three decades of providing coordinated, outcomes-based medical care in a cost-effective manner. Through capitation contracts with some of the nation’s leading health plans, as of December 31, 2012, HCP had approximately 724,000 current members under its care in southern California, central and south Florida and southern Nevada. Of these, approximately 201,300 individuals were patients enrolled in Medicare Advantage. The remaining approximately 522,700 individuals were managed care members whose health coverage is provided through their employer or who have individually acquired health coverage directly from a health plan or as a result of their eligibility for Medicaid benefits. Additionally, HCP operates in its New Mexico market under a fee-for-service reimbursement structure. In addition to its managed care business, during the year ended December 31, 2012, HCP provided care in all markets to over 530,000 patients whose health coverage is structured on a fee-for-service basis, including patients enrolled through traditional Medicare and Medicaid programs, preferred provider organizations and other third party payors.

The patients of HCP’s associated physicians, physician groups and IPAs benefit from an integrated approach to medical care that places the physician at the center of patient care. As of December 31, 2012, HCP delivered services to its members via a network of over 2,000 associated groups and other network primary care physicians, 145 network hospitals, and several thousand associated group and network specialists. Together with hundreds of case managers, registered nurses and other care coordinators, these medical professionals utilize a comprehensive data analysis engine, sophisticated risk management techniques and clinical protocols to provide high-quality, cost effective care to HCP’s members. The total amount of revenue from HCP for the year ended December 31, 2012, which includes two months of operations, was approximately $477 million, or approximately 5.8% of our consolidated net revenues.

Key Financial Measures and Indicators

Operating Revenues

General. HCP’s consolidated revenues consist primarily of (i) HCP capitated revenues, including revenues attributable to capitation arrangements contracts with health plans and, to a lesser extent, revenues from patient services arrangements and (ii) other operating revenues, each as described in more detail below. On a pro-forma basis, HCP’s business net revenues for fiscal 2012 would have represented approximately 26% of our consolidated net revenues assuming HCP was acquired on January 1, 2012.

HCP revenues. HCP capitated revenues consist primarily of fees for medical services provided under capitated contracts with various health plans or under fee-for-service arrangements with privately insured individuals. Capitation revenue derived from health plans typically results from either (i) premium payments by CMS to HCP’s health plan customers under Medicare Advantage with respect to seniors, disabled and other eligible persons (which are referred to herein as HCP’s senior membership), (ii) premium payments by state governments to HCP’s health plan customers under Medicaid managed care programs (which are referred to herein as HCP’s Medicaid membership), and (iii) premium payments from public and private employers and individuals to HCP’s health plan customers with respect to their employees (which are referred to herein as HCP’s commercial membership). Capitation payments under health plan contracts are made monthly based on the number of enrollees selecting an HCP associated group physician employed or associated with one of HCP’s medical group entities as their primary health care provider. The amount of monthly capitation HCP receives from health plans on behalf of a member generally does not vary during a given calendar year, regardless of the level of actual medical services utilized by the member. Due to differing state laws affecting health care entities, HCP’s capitation contracts fall into two general categories. As described in more detail below, in central Florida and southern Nevada, HCP utilizes a global capitation model in which it assumes the financial responsibility for both professional (physician) and institutional (or hospital) services for covered benefits. In southern California, HCP utilizes variants of a different model for capitation under which it is directly financially responsible for covered professional services, but indirectly financially responsible for covered institutional expenses. HCP’s associated medical groups also receive specified incentive payments from health plans based on specified performance and quality criteria. These amounts are accrued when earned, and the amounts can be reasonably estimated.

•

Global capitation model. HCP records the aggregate global capitation PMPM fee as revenue and the amounts paid with respect to claims as medical expenses or hospital expenses, as applicable, in its combined financial statements (see “Operating Expenses-Medical Expenses” and “Operating Expenses-Hospital Expenses” below). Revenue with respect to both professional and institutional capitation is recorded in the month in which enrollees are entitled to receive health care. In HCP’s central Florida market, HCP also receives capitation revenue and is liable for corresponding expenses for prescription drug activity rendered on behalf of HCP’s senior members through the Part D component under the Medicare Advantage program.

•

Risk-sharing model. As compensation under its various managed care-related administrative services agreements with hospitals, HCP is entitled to receive a percentage of the amount by which the institutional capitation revenue received from health plans exceeds institutional expenses, and any such risk-share amount to which HCP is entitled is recorded as medical revenues. In addition, pursuant to such managed care-related administrative services agreements, HCP agrees to be responsible should the third party incur institutional expenses in excess of institutional capitation revenue. As with global capitation, revenue with respect to professional capitation is reported in the month in which enrollees are entitled to receive health care. Risk-share revenues (that is, the portion of the excess or deficit of institutional capitation revenue to which HCP is entitled less institutional expenses), in contrast, are based on the number of enrollees and estimates of institutional utilization and associated costs incurred by assigned health plan enrollees, and the amounts accrued when earned can be reasonably estimated. Differences between actual contract settlements and estimated receivables and payables are recorded in the year of final settlement.

•

Retroactive revenue-adjustments. The Medicare Advantage revenue received by HCP’s health plan customers is adjusted periodically to give effect to the relative clinical and demographic profile of the members for whom HCP is financially responsible. The model employed by CMS bases a portion of the total reimbursement payments on various clinical and demographic risk factors, including hospital inpatient diagnoses, additional diagnosis data from ambulatory treatment settings, hospital outpatient department and physician visits, gender, age and Medicaid eligibility. Under this methodology, health plans must capture, collect and submit diagnosis code information to CMS. Capitation payments under this methodology are paid at interim rates during the year and retroactive adjustments occur in subsequent periods (generally in the third quarter of the same year, with a final adjustment in the third quarter of the following year) after the data is compiled by CMS. HCP estimates the amount of such adjustments in revenues during the first and second quarters of any given year and adjusts its estimates during the third quarter, upon receipt of payments from CMS. Differences between actual contract settlements and estimated revenues are recorded in the year of final settlement. To date, all such adjustments have resulted in increases in revenue.

•	Patient service revenues. Patient service revenues are recorded when the services are provided. Such revenues are based on a negotiated fixed-fee schedule with the applicable health plan.

Other Operating Revenues. In addition to the revenues discussed above, other operating revenues primarily represents (i) payments received from payors not directly related to patient care, (ii) revenues received by The Camden Group, a medical consulting firm and HCP’s wholly owned subsidiary; and (iii) management fees HCP receives with respect to its role as the manager of Magan Medical Group (Magan JV or Magan) an unconsolidated joint venture with Magan Medical Clinic, Inc., located in southern California, in which HCPAMG owns a 50% interest.

Patient Care Costs

General. HCP’s largest patient care costs are the costs of medical services provided pursuant to its capitation contracts, which consist of medical expenses, hospital expenses and clinical support and other operating costs, as further described below. Under both the global capitation and the risk-share capitation models, costs of medical services are recognized in the month in which the related services are provided. In addition, medical expenses and hospital expenses include an estimate of such expenses that have been incurred but not yet reported. For further information on how HCP estimates such claims, see “Critical Accounting Policies and Estimates–Medical Claims Liability and Related Payable, Medical Expense and Hospital Expense” below.

Medical expenses. Medical expenses consist of payments for professional and ancillary services to independent primary care physicians, specialists, ancillary providers and hospitals (including, with respect to hospitals, for outpatient services) pursuant to agreements with those entities. The structure of such expenses can consist of, among other things, sub-capitation and fee-for-service payments. In addition, medical expenses include compensation and related expenses incurred with respect to HCP’s associated group primary care physicians and specialists, registered nurses, physician assistants and hospitalists.

Hospital expenses. Hospital expenses consist of payments for institutional services to contracted and non-contracted hospitals for both inpatient and outpatient services, skilled nursing facilities, and to other institutional providers. Hospital expenses are only incurred in connection with the services HCP provides in central Florida and southern Nevada. In those regions, as described above, HCP enters into contracts with health plans pursuant to which it assumes the risk for institutional hospital services. In California, in contrast, HCP’s medical groups are not permitted to contract with health plans to directly assume the risk for institutional services. Accordingly, the risk-share revenue that HCP records in California is net of reported claims and estimates of hospital utilization and associated costs incurred by assigned health plan enrollees, and no portion of institutional hospital costs incurred with respect to HCP’s California operations is included in hospital expenses as presented.

Clinic support and other operating costs. Clinic support and other operating costs primarily consist of the costs incurred with respect to compensation of administrative and other support staff employed at HCP’s medical clinics, clinic rent and utilities, medical supplies and other direct costs incurred to support clinic operations. Also included in clinic support costs are direct costs incurred to support The Camden Group.

Other operating expenses. General and administrative expenses are those costs directly related to corporate administrative functions in supporting HCP and consist primarily of salaries and benefits, professional fees and occupancy costs. Depreciation and amortization expenses primarily relates to the depreciation and amortization of the fair values of property and equipment and intangible assets as remeasured in connection with the acquisition of HCP.

Equity investment income. As discussed above, HCPAMG is a 50% owner of the Magan JV with Magan Medical Clinic, Inc. In addition, HCP also owns a 67% ownership interest in CMGI. We account for these equity interests under the equity method of accounting, meaning that its assets and liabilities are not consolidated with ours, but we record our pro rata share of the entities’ earnings as equity investment income.

Results of Operations

HCP consolidated operating results for the year ended December 31, 2012, is comprised of operating results for the period November 1, 2012 through December 31, 2012, were as follows:

	November 1, 2012 through December 31, 2012
	(dollars amounts rounded to nearest millions)
Net revenues:
HCP capitated revenue	$419	88%

Patient service revenue	36
Less: Provision for uncollectible accounts	(2)

Net patient service revenue	34	7%

Other revenues	24	5%

Total net revenues	$477	100%

Operating expense:
Patient care costs	$339	71%
General and administrative expense	52	11%
Depreciation and amortization	24	5%
Equity investment income	(5)	(1)%

Total expenses	410	86%

Operating income	$67	14%

Capitated membership information

The table set forth below provides (i) the total number of managed care members to whom HCP provided healthcare services as of December 31, 2012, and (ii) the aggregate member months for the period November 1, 2012 through December 31, 2012. Member months represent the aggregate number of months of healthcare services HCP has provided to managed care members during a period of time.

	Members at December 31, 2012	Member months for the period November 1, 2012 through December 31, 2012
Payor classification:
Commercial	442,700	885,200
Senior	201,300	385,300
Medicaid	80,000	152,100

	724,000	1,422,600

In addition to the members above, HCP provided healthcare services to approximately 49,300 members as of December 31, 2012 related to its Magan JV, which is an unconsolidated entity that is accounted for as an equity investment, and approximately 97,800 member months for the period November 1, 2012 through December 31, 2012.

Revenues

The following table provides a breakdown of HCP’s sources of revenues:

	For the period November 1, 2012 through December 31, 2012
	(dollars in millions)
HCP revenues:
Commercial revenues	$112	24%
Senior revenues	298	62%
Medicaid revenues	9	2%

Total capitated revenues	419	88%
Patient service revenue, net of provision for uncollectible accounts	34	7%
Other revenues	24	5%

Total net revenues	$477	100%

Patient care costs

The following table reflects HCP’s patient care costs comprised of medical expenses, hospital expenses, clinic support and other operating costs:

For the period November 1, 2012 through December 31, 2012
(dollars in millions)
Medical expenses	$226
Hospital expenses	52
Clinic support and other operating costs	61

Total	$339

Other operating expenses

HCP’s general and administrative costs were $52 million, or 11%, in 2012 for the period November 1, 2012 through December 31, 2012.

HCP’s depreciation and amortization of $24 million for the period November 1, 2012 through December 31, 2012 reflects the expense based upon the fair value of equipment, leasehold improvements and intangible assets we recognized in the HCP acquisition.

Other items

HCP’s share of equity investment income from our joint venture relationship and our investment in CMGI was $5 million for the period November 1, 2012 through December 31, 2012 and were impacted by an increase in membership during that period and an increase in profitability in CMGI.

Other—Ancillary services and strategic initiatives business

Our other operations include ancillary services and strategic initiatives which are primarily aligned with our core business of providing dialysis services to our network of patients. As of December 31, 2012 these consisted primarily of pharmacy services, infusion therapy services, disease management services, vascular access services, ESRD clinical research programs, physician services, direct primary care and our international dialysis operations. See “Divestiture of HomeChoice Partners, Inc.” for a description of the divestiture of our infusion therapy business that occurred on February 1, 2013. Results for this divested infusion therapy business have been reported as discontinued operations for all periods presented. The remaining ancillary services and strategic initiatives generated approximately $642 million of net revenues in 2012, representing approximately 8% of our consolidated net revenues. On a pro-forma basis our ancillary services and strategic initiatives net revenues for fiscal 2012 would have represented approximately 6% of our consolidated net revenues assuming HCP was acquired on January 1, 2012. We currently expect to continue to invest in our ancillary services and strategic initiatives including our continued expansion into certain international markets as we work to develop successful new business operations in the U.S. as well as outside the U.S. However, any significant change in market conditions, business performance or in the regulatory environment may impact the economic viability of any of these strategic initiatives. Any unfavorable changes in these strategic initiatives could result in a write-off or an impairment of some or all of our investments, including goodwill, which occurred in 2011 when we recorded a non-cash goodwill impairment charge relating to our infusion therapy business, and could also result in significant termination costs if we were to exit a certain line of business.

As of December 31, 2012, we provided dialysis and administrative services to a total of 36 outpatient dialysis centers located in eight countries outside of the U.S. Our international dialysis operations are still currently in a start-up phase in which we primarily commenced operations during the fourth quarter of 2011. The total net revenues generated from our international operations, as reflected below, were not material during 2012.

The following table reflects the results of operations for the ancillary services and strategic initiatives:

	Year ended
	2012	2011	2010
	(dollar amounts rounded to nearest in million)
U.S. revenues
Net patient service revenues	$8	$7	$6
Other revenues	620	446	326

Total	628	453	332
International revenues
Net patient service revenues	9	1	—
Other revenues	5	—	—

Total	14	1	—

Total net revenues	$642	$454	$332

Segment operating loss	$(66)	$(34)	$(11)

Net revenues

The ancillary services and strategic initiatives net revenues for 2012 increased by approximately $188 million or 41.4% as compared to 2011, primarily from growth in pharmacy services, and from our special needs plan.

The ancillary services and strategic initiatives net revenues for 2011 increased by approximately $122 million or 36.7% as compared to 2010, primarily from growth in pharmacy services, and from our special needs plan.

Operating expenses

Ancillary services and strategic initiatives operating expenses for 2012 increased by approximately $220 million from 2011. This increase in operating expenses was primarily due to an increase in volume in our pharmacy business, an increase in our claims expenses associated with our special needs plan, an increase in expenses associated with our international dialysis expansion and an increase in labor and benefit costs.

Ancillary services and strategic initiatives operating expenses for 2011 increased by approximately $145 million from 2010. This increase in operating expenses was primarily due to an increase in volume in our pharmacy business, an increase in expenses associated with our international dialysis expansion and an increase in labor and benefit costs.

Ancillary services and strategic initiatives operating loss

Ancillary services and strategic initiatives operating losses for 2012 increased by approximately $32 million from 2011. This increase in operating losses was primarily due to an increase in expenses associated with our international dialysis expansion and a decline in the operating performance of our special needs plan, ESRD clinical research and our direct primary care, partially offset by an increase in the operating performance of our pharmacy business.

Ancillary services and strategic initiatives operating losses for 2011 increased by approximately $23 million from 2010. This increase in operating losses was primarily due to an increase in expenses associated with our international dialysis expansion, partially offset by an increase in the operating performance of our pharmacy business and in our vascular access services.

Corporate level charges

Debt expense. Debt expense for 2012, 2011, and 2010 consisted of interest expense of approximately $276 million, $231 million, and $172 million, respectively, and the amortization and accretion of debt discounts and premiums and the amortization of deferred financing costs of approximately $13 million in 2012, $10 million in 2011 and $9 million in 2010. The increase in interest expense in 2012 as compared to 2011 was primarily related to the issuance of our New Term Loans for $3,000 million under our amended Senior Secured Credit Facilities that we entered into in the fourth quarter of 2012 and the issuance of our 5 3/4% New Senior Notes for $1,250 million on August 28, 2012. However, debt expense in 2012 benefited from lower rates and lower average outstanding balances associated with our Term Loan A-2 which was paid off on November 1, 2012 and with our Term Loan B. Our overall weighted average effective interest rate in 2012 was 5.16% as compared to 5.28% in 2011.

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

Corporate support costs. Corporate support consists primarily of labor, benefits and stock-based compensation costs for departments which provide support to all of our operating lines of business and were approximately $52 million in 2012, $47 million in 2011 and $45 million in 2010. These expenses are included in our consolidated general and administrative expenses. The increases in these costs in 2012 and 2011 were primarily due to higher labor and benefit costs.

Transaction expenses. In 2012, we incurred approximately $31 million of transaction expenses associated with the acquisition of HCP, which are included in our consolidated general and administrative expenses.

Other income. Other income was approximately $4 million, $3 million, and $3 million in 2012, 2011, and 2010, respectively, and consisted principally of interest income. Other income in 2012 increased from 2011, primarily as a result of higher average cash balances. Other income in 2011 was slightly down from 2010, primarily as a result of lower average interest rates and lower average cash balances.

Provision for income taxes. The provision for income taxes for 2012 represented an effective annualized tax rate of 35.9%, compared with 35.5% and 34.9% of income from continuing operations in 2011 and 2010, respectively. The effective tax rate in 2012 was higher primarily due to non-deductible transaction costs associated with the acquisition of HCP and international acquisition costs.

Impairments and valuation adjustments. We perform impairment or valuation reviews for our property and equipment, amortizable intangible assets, equity investments in non-consolidated businesses, and our investments in ancillary services and strategic initiatives at least annually and whenever a change in condition indicates that an impairment review is warranted. Such changes include shifts in our business strategy or plans, the quality or structure of our relationships with our partners, or when a center experiences deteriorating operating performance. Goodwill is also assessed at least annually for possible valuation impairment using fair value methodologies. These types of adjustments are charged directly to the corresponding operating segment that incurred the charge. There were no other significant impairments or valuation adjustments recognized during 2012.

Noncontrolling interests

Net income attributable to noncontrolling interests for 2012, 2011 and 2010 was approximately $105 million, $95 million and $79 million, respectively. The increases in noncontrolling interests in 2012 and 2011 were primarily due to increases in the number of new joint ventures and increases in the profitability of our dialysis-related joint ventures. The percentage of U.S. dialysis and related lab services net revenues generated from dialysis-related joint ventures was approximately 19% in 2012 and 18% in 2011.

Accounts receivable

Our U.S. dialysis and related lab services accounts receivable balances at December 31, 2012 and 2011 represented approximately 59 days of revenue for 2012 and 64 days of revenue for 2011, net of bad debt allowance. Our days outstanding in 2012, represent solid improved cash collections from accounts that are under six months old that enabled us to keep pace with our growth in revenue.

As of December 31, 2012 and 2011, our dialysis and related lab services unreserved accounts receivable balances that were more than six months old were approximately $225 million and $184 million, respectively, representing approximately 19% and 16% of our dialysis accounts receivable balances, respectively. During 2012, we experienced a slow down in cash collections from certain non-government payors. There were no significant unreserved balances over one year old. Less than 1% of our revenues are classified as patient pay. Substantially all revenue realized is from government and commercial payors, as discussed above.

Amounts pending approval from third-party payors as of December 31, 2012 and 2011, other than the standard monthly billing, consisted of approximately $41 million in 2012 and $57 million in 2011, associated with Medicare bad debt claims, classified as other receivables. Currently, a significant portion of our Medicare bad debt claims are typically paid to us before the Medicare fiscal intermediary audits the claims. However, the payment received from Medicare is subject to adjustment based upon the actual results of the audits. Such audits typically occur one to four years after the claims are filed. As a kidney dialysis provider, our revenue is not subject to cost report settlements, except for potentially limiting the collectability of these Medicare bad debt claims.

Liquidity and capital resources

Available liquidity. As of December 31, 2012, our cash balance was $534 million and we had an undrawn revolving line of credit under our Senior Secured Credit Facilities totaling $350 million, of which approximately $115 million was committed for outstanding letters of credit. In addition, we had an undrawn revolving line of credit of approximately $16 million of which $1 million was committed for outstanding letter of credit related to HCP. We believe that we will have sufficient liquidity, operating cash flows and access to borrowings to fund our scheduled debt service and other obligations for the foreseeable future. Our primary sources of liquidity are cash from operations and cash from borrowings.

Cash flow from operations during 2012 amounted to $1,101 million, compared with $1,180 million for 2011. The decrease in our operating cash flows in 2012 as compared to 2011 was primarily due to an increase in income tax payments and the timing of other working capital items, partially offset by an increase in our cash collections from accounts that are less than six months old. Cash flow from operations in 2012 included cash interest payments of approximately $258 million and cash tax payments of $332 million. Cash flow from operations in 2011 included cash interest payments of approximately $236 million and cash tax payments of $146 million.

Non-operating cash outflows in 2012 included $550 million for capital asset expenditures, including $278 million for new center developments and relocations, and $272 million for maintenance and information technology. We also spent an additional $4,294 million for acquisitions. During 2012, we also received $22 million from the maturity and sale of investments. However, some of these proceeds were either used to repurchase other investments or was used to fund distributions from our deferred compensation plans. In addition, during 2012, we received $69 million associated with stock option exercises and other share issuances and the related excess tax benefits. We also made distributions to noncontrolling interests of $114 million, and received contributions from noncontrolling interests of $37 million associated with new joint ventures and from additional equity contributions. We did not repurchase any shares of our common stock in 2012.

Non-operating cash outflows in 2011 included $400 million for capital asset expenditures, including $176 million for new center developments and relocations, and $224 million for maintenance and information technology. We also spent an additional $1,077 million for acquisitions. During 2011, we also received $49 million from the maturity and sale of investments. However, the majority of these proceeds was either used to repurchase other investments or was used to fund distributions from our deferred compensation plans. In addition, during 2011, we received $32 million associated with stock option exercises and other share issuances and the related excess tax benefits. We also made distributions to noncontrolling interests of $101 million, and received contributions from noncontrolling interests of $21 million associated with new joint ventures and from additional equity contributions. In addition, we repurchased 3.8 million shares of our common stock for approximately $323 million.

During 2012, we acquired a total of 93 U.S. dialysis centers (nine of which were previously under management and administrative services agreements), opened 70 new U.S. dialysis centers, sold one center, merged nine centers and added one center in which we own a minority equity interest. In addition, we acquired 13 dialysis centers, opened nine new dialysis centers and also added three dialysis centers under management and administrative service agreements all of which are located outside of the U.S. During 2011, we acquired a total of 178 dialysis centers, eight of which were located outside of the U.S., opened 65 new dialysis centers, sold two centers, merged seven centers, and divested a total of 30 dialysis centers in connection with the acquisition of DSI. We also added three dialysis centers under management and administrative service agreements that are located outside of the U.S. and added one center in which we own a minority equity interest.

During the year 2012, we made mandatory principal payments under our Senior Secured Credit Facilities totaling $50.0 million on the Term Loan A, $1.5 million on the Term Loan A-2 (prior to the Term Loan A-2 being fully paid off) and $17.5 million on the Term Loan B.

As of December 31, 2012, we maintained a total of nine interest rate swap agreements with amortizing notional amounts totaling $900 million. These agreements had the economic effect of modifying the LIBOR variable component of our interest rate on an equivalent amount of our Term Loan A to fixed rates ranging from 1.59% to 1.64%, resulting in an overall weighted average effective interest rate of 4.11%, including the Term Loan A margin of 2.50%. The swap agreements expire by September 30, 2014 and require monthly interest payments. During the year ended December 31, 2012, we accrued net charges of $13.0 million from these swaps which are included in debt expense. As of December 31, 2012, the total fair value of these swap agreements was a liability of $19.0 million. We estimate that approximately $11.9 million of existing unrealized pre-tax losses in other comprehensive income at December 31, 2012 will be reclassified into income in 2013.

As of December 31, 2012, we maintained five interest rate cap agreements with notional amounts totaling $1,250 million. These agreements have the economic effect of capping the LIBOR variable component of our interest rate at a maximum of 4.00% on an equivalent amount of our Term Loan B debt. The cap agreements expire on September 30, 2014. As of December 31, 2012, the total fair value of these cap agreements was an asset of $0.07 million. During the year ended December 31, 2012, we recorded $0.8 million, net of tax, as a decrease to other comprehensive income due to unrealized valuation changes in the cap agreements.

As a result of the embedded LIBOR floors in some of our debt agreements and the swap and cap agreements, our overall weighted average effective interest rate on the Senior Secured Credit Facilities was 4.02%, based upon the current margins in effect of 2.50% for both the Term Loan A and for the Term Loan A-3 and 3.00% for both the Term Loan B and for the Term Loan B-2, as of December 31, 2012.

As of December 31, 2012, interest rates on our Term Loan B and Term Loan B-2 debt are effectively fixed because of an embedded LIBOR floor which is higher than actual LIBOR as of such date. Furthermore, the interest rate on the $1,250 million of our Term Loan B is subject to interest rate caps if LIBOR should rise above 4.00%. Interest rates on our senior notes are fixed by their terms. The LIBOR variable component of our interest rate on our Term Loan A is economically fixed as a result of interest rate swaps and the Term Loan A-3 is based upon LIBOR plus an interest rate margin.

Our overall weighted average effective interest rate during 2012 was 4.93% and as of December 31, 2012 was 4.73%.

As of December 31, 2012, we had undrawn revolving line of credit totaling $366 million of which approximately $116 million was committed for outstanding letters of credit.

2012 Acquisition of HCP

On November 1, 2012 we completed our acquisition of HCP pursuant to an Agreement and Plan of Merger dated May 20, 2012, whereby HCP became a wholly-owned subsidiary of the Company. HCP is one of the country’s largest operators of medical groups and physician networks generating approximately $2.4 billion in annual revenues and approximately $488 million in operating income for the year ended December 31, 2011. The operating results of HCP are included in our consolidated financial results from November 1, 2012.

The total consideration paid at closing for all of the outstanding common units of HCP was approximately $4.70 billion, which consisted of $3.64 billion in cash, net of cash acquired, and 9,380,312 shares of our common stock valued at approximately $1.06 billion. The total acquisition consideration is subject to a post-closing working capital adjustment. The acquisition agreement also provides that as further consideration, we will pay the common unit holders of HCP a total of up to $275 million in cash if certain performance targets are achieved by HCP in 2012 and 2013.

2012 Capital structure changes and other items

In conjunction with the acquisition of HCP, on November 1, 2012, we borrowed an additional $3,000 million under an amended Credit Agreement. The amended Credit Agreement consists of a new five year Term Loan A-3 facility in an aggregate principal amount of $1,350 million and a new seven year Term Loan B-2 facility in an aggregate principal amount of $1,650 million. The new Term Loan A-3 initially bears interest at LIBOR plus an interest rate margin of 2.50% subject to adjustment depending upon our leverage ratio and can range from 2.00% to 2.50%. This new Term Loan A-3 requires annual principal payments of $67.5 million in 2013 and 2014, $135.0 million in 2015, and $202.5 million in 2016 with the balance due of $877.5 million in 2017. The Term Loan B-2 bears interest at LIBOR (floor at 1.00%) plus an interest rate margin of 3.00%. The Term Loan B-2 requires annual principal pay-outs of $16.5 million in 2013 through 2018 with the balance of $1,551 million due in 2019. The new borrowings under the Credit Agreement are guaranteed by substantially all of our direct and indirect wholly-owned domestic subsidiaries and are secured by substantially all of our and our guarantors’ assets. In addition, we also amended certain financial covenants and various other provisions to provide operating and financial flexibility. However, the amended Credit Agreement still contains certain customary affirmative and negative covenants such as various restrictions on investments, acquisitions, the payment of dividends, redemptions and acquisitions of capital stock, capital expenditures and other indebtedness, as well as limitations on the amount of tangible net assets in non-guarantor subsidiaries. Many of these restrictions will not apply as long our leverage ratio is below 3.50:1.00. In addition, the Credit Agreement requires compliance with financial covenants including an interest coverage ratio and a leverage ratio that determines the interest rate margins as described above.

On August 28, 2012, we also issued $1,250 million of 5 3/4% New Senior Notes. The 5 3/4% New Senior Notes will pay interest on February 15 and August 15 of each year, beginning February 15, 2013. The 5 3/4% New Senior Notes are unsecured senior obligations and rank equally to other unsecured senior indebtedness. The 5 3/4% New Senior Notes are guaranteed by certain domestic subsidiaries of the Company. We may redeem some or all of the 5 3/4% New Senior Notes at any time on or after August 15, 2017 at certain redemption prices and prior to such date at a make-whole redemption price. We may also redeem up to 35% of the 5 3/4% New Senior Notes at any time prior to August 15, 2015 at certain redemption prices with the proceeds of one or more equity offerings.

We received total proceeds of $4,250 million from these additional borrowings, $3,000 million from the borrowings on the new Term Loan A-3 and new Term Loan B-2, and an additional $1,250 million from the 5 3/4% New Senior Notes. We used a portion of the proceeds to finance the acquisition of HCP, pay-off the existing Term Loan A-2 outstanding principal balance and to pay off a portion of HCP’s existing debt as well as to pay fees and expenses of approximately $71.8 million.

Divestiture of HomeChoice Partners, Inc.

On February 1, 2013, we completed the sale of HomeChoice Partners Inc. (HomeChoice) to BioScrip, Inc. pursuant to a stock purchase agreement (the Agreement) dated December 12, 2012 for $70 million in cash, subject to various post-closing adjustments of which we will receive approximately 90% of the proceeds. The Agreement also provides that as additional consideration we can earn up to a total of 90% of $20 million if certain performance amounts exceed certain thresholds over the next two years.

HomeChoice is a regional provider of home infusion services that provides specialized pharmacy nursing and nutritional services to patients in their homes. HomeChoice generated approximately $68 million in revenues for the year ended December 31, 2012.

The asset and liabilities associated with HomeChoice are classified as held for sale on our consolidated balance sheet and are included in other current assets and other liabilities, respectively. The operating results for HomeChoice have been reported in income from operations of discontinued operations, net of tax, for all periods presented.

Goodwill impairment

In 2011, we determined that circumstances indicated it was more likely than not that the fair value of one of our ancillary businesses, HomeChoice, was less than its carrying amount. The primary factor in forming our conclusion was the recent decline in the operating performance of the business caused mainly by rapid expansion. This led management to revise its view of the businesses organizational growth capability and scale back significantly its current plans for future growth initiatives and to update the HomeChoice forecasts and current operating budgets accordingly. These revisions reflected the current and expected future cash flows that we believed market participants would use in determining the fair value HomeChoice. As a result, in the second quarter of 2011, we estimated that the carrying amount of goodwill related to this business exceeded its implied fair value by $24 million, resulting in a pre-tax goodwill impairment charge of that amount. This amount is included as a component of income from operations of discontinued operations. As of December 31, 2011, after giving effect to this impairment charge, we had approximately $32 million of goodwill remaining related to this business.

Stock-based compensation awards

Stock-based compensation awards are measured at their estimated fair values on the date of grant if settled in shares, or at their estimated fair values at the end of each reporting period if settled in cash. The value of stock-based awards so measured is recognized as compensation expense on a cumulative straight-line basis over the vesting terms of the awards, adjusted for expected forfeitures. During 2012, we granted 1,365,321 stock-settled stock appreciation rights with a grant-date fair value of $30.8 million and a weighted-average expected life of approximately 3.7 years, 309,057 stock units with a grant-date fair value of $33.9 million and a weighted-average expected life of approximately 2.8 years, and cash-settled stock-based awards on 13,867 shares with a fair value at December 31, 2012 of $0.7 million.

Long-term incentive compensation

For the years ended December 31, 2012 and 2011, we recognized $45.8 million and $48.7 million, respectively, in long-term incentive compensation costs. Long-term incentive program (LTIP) compensation includes both stock-based compensation (principally stock-settled stock appreciation rights and restricted stock units) as well as long-term performance-based cash awards. Long-term incentive compensation expense, which was primarily general and administrative in nature, was allocated among the dialysis and related lab services business, corporate support costs, and the ancillary services and strategic initiatives.

As of December 31, 2012 there was $131.8 million in total estimated but unrecognized long-term incentive compensation for LTIP awards outstanding, including $104.7 million for nonvested stock-based awards under our equity compensation and stock purchase plans. We expect to recognize the performance-based cash component of these LTIP costs over a weighted average remaining period of 2.2 years, and the stock-based component of these LTIP costs over a weighted average remaining period of 1.4 years.

During the years ended December 31, 2012 and 2011, we received $2.1 million and $5.4 million, respectively, in cash proceeds from legacy stock option exercises and $89.0 million and $38.2 million, respectively, in total actual tax benefits upon the exercise of stock awards.

2011 acquisition

On September 2, 2011, we completed our acquisition of all of the outstanding common stock of CDSI I Holding Company, Inc., the parent company of dialysis provider DSI pursuant to an agreement and plan of merger for approximately $723 million in net cash, plus the assumption of certain liabilities totaling approximately $6.5 million, subject to certain post-closing adjustments. DSI had 113 outpatient dialysis centers that provided services to approximately 8,000 patients in 23 states. We also incurred approximately $22 million in transaction and integration costs during the year ended December 31, 2011 associated with this acquisition that are included in general and administrative expenses.

Pursuant to a consent order issued by the Federal Trade Commission on September 2, 2011, we agreed to divest a total of 30 outpatient dialysis centers and several home-based dialysis programs in order to complete the acquisition of DSI. In conjunction with the consent order, on September 30, 2011, we completed the sale of 28 outpatient dialysis centers to Dialysis Newco, Inc. (Dialysis Newco) a portfolio company of Frazier Healthcare VI, L.P. and New Enterprise Associates 13, Limited Partnership pursuant to an asset purchase agreement dated August 26, 2011. Effective October 31, 2011, we also completed the sale of two additional outpatient dialysis centers to Dialysis Newco that were previously pending state regulatory approval. We received total net cash consideration of approximately $84 million for all of the outpatient dialysis centers that were divested.

2011 capital structure changes and other items

On August 26, 2011, we entered into an Increase Joinder Agreement under our existing Credit Agreement. Pursuant to the Increase Joinder Agreement, we increased the revolving credit facility by $100 million, to a total of $350 million, and entered into an additional $200 million Term Loan A-2. The new Term Loan A-2 required a principal payment of $0.5 million on December 31, 2011 and thereafter requires annual principal payments of $2.0 million with the balance of $191.5 million due in 2016, and bears interest at LIBOR (floor of 1.00%) plus an interest rate margin of 3.50% subject to a rating based step-down to 3.25%. On November 1, 2012, the total existing Term Loan A-2 outstanding principal balance was paid off. See above for further details.

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

As of December 31, 2011, interest rates on our Term Loan A-2 and Term Loan B debt were effectively fixed because of an embedded LIBOR floor which is higher than actual LIBOR as of such date. Furthermore, the interest rate on the $1,250 million of our Term Loan B is subject to interest rate caps if LIBOR should rise above 4.00%. Interest rates on our senior notes are fixed by their terms. The LIBOR variable component of our interest rate on our Term Loan A is economically fixed as a result of interest rate swaps.

Our overall weighted average effective interest rate in 2011 was 5.28% and as of December 31, 2011 was 5.27%.

Stock repurchases

We did not repurchase any of our common stock in 2012. During 2011, we repurchased a total of 3,794,686 shares of our common stock for $323.3 million, or an average price of $85.21 per share, pursuant to a previously announced authorization by the Board of Directors on November 3, 2010, that authorized an additional $800 million of share repurchases of our common stock. As a result of these transactions, the total outstanding authorization for share repurchases as of December 31, 2011 was $358.2 million. This stock repurchase program has no expiration date.

Other items

On July 22, 2010, we entered into a First National Service Provider Agreement, or the Agreement, with NxStage Medical Inc. (NxStage). Under the terms of the Agreement we have the ability to continue to purchase NxStage System One hemodialysis machines and related supplies at discount prices. In addition, we may, in lieu of cash rebate, vest in warrants to purchase NxStage common stock based upon achieving certain System One home patient growth targets by June 30, 2011, 2012 and 2013. The warrants are exercisable for up to a cumulative total of 5.5 million shares of common stock over the three years at an initial exercise price of $14.22 per share. From the period July 1, 2010 through June 30, 2011, we earned warrants to purchase 250,000 shares of NxStage common stock. In October 2011 we exercised our right to purchase 250,000 shares of NxStage common stock at $14.22 per share, for a total of approximately $3.6 million and in February 2012, we sold all 250,000 shares for approximately $5.2 million.

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

The following is a summary of these contractual obligations and commitments as of December 31, 2012 (in millions):

	Less Than 1 year	2-3 years	4-5 years	After 5 years	Total
Scheduled payments under contractual obligations:
Long-term debt	$224	$1,096	$2,789	$4,371	$8,480
Interest payments on the senior notes	149	345	345	538	1,377
Interest payments on the Term Loan B(1)	78	153	61	—	292
Interest payments on the Term Loan B-2(2)	67	131	129	115	442
Capital lease obligations	4	9	11	72	96
Operating leases	330	594	493	791	2,208

	$852	$2,328	$3,828	$5,887	$12,895

Potential cash requirements under existing commitments:
Letters of credit	$116	$—	$—	$—	$116
Noncontrolling interests subject to put provisions	324	102	84	71	581
Pay-fixed swaps potential obligations	12	7	—	—	19
Operating capital advances	3	—	—	—	3

	$455	$109	$84	$71	$719

(1)	Assuming no changes to LIBOR-based interest rates as the Term Loan B currently bears interest at LIBOR (floor of 1.50%) plus an interest rate margin of 3.00%.
(2)	Assuming no changes to LIBOR-based interest rates as the Term Loan B-2 currently bears interest at LIBOR (floor of 1.00%) plus an interest rate margin of 3.00%

The pay-fixed swap obligations represent the estimated fair market values of our interest rate swap agreements that are based upon valuation models utilizing the income approach and commonly accepted valuation techniques that use inputs from closing prices for similar assets and liabilities in active markets as well as other relevant observable market inputs and other current market conditions that existed as of December 31, 2012. This amount represents the estimated potential obligation that we would be required to pay based upon the estimated future settlement of each specific tranche over the term of the swap agreements, assuming no future changes in the forward yield curve. The actual amount of our obligation associated with these swaps in the future will depend upon changes in the LIBOR-based interest rates that can fluctuate significantly depending upon market conditions, and other relevant factors that can affect the fair market value of these swap agreements.

In addition to the above commitments, we are obligated to purchase a certain amount of our hemodialysis products and supplies at fixed prices through 2015 from Gambro Renal Products, Inc. in connection with the Product Supply Agreement. Our total expenditures for the year ended December 31, 2012 on such products were approximately 3% of our total U.S. dialysis operating costs in each year. In January 2010, we entered into an agreement with Fresenius which committed us to purchase a certain amount of dialysis equipment, parts and supplies from them through 2013. Our total expenditures for the year ended December 31, 2012 on such products were approximately 2% of our total U.S. operating costs. The actual amount of purchases in future years from Gambro Renal Products and Fresenius will depend upon a number of factors, including the operating requirements of our centers, the number of centers we acquire, growth of our existing centers, and in the case of the Product Supply Agreement, Gambro Renal Products’ ability to meet our needs.

In November 2011, we entered into a seven year Sourcing and Supply Agreement (the Original Agreement) with Amgen USA Inc. that expires on December 31, 2018. Under the terms of the agreement we will purchase EPO in amounts necessary to meet no less than 90% of our requirements for ESAs. The actual amount of EPO that we will purchase from Amgen will depend upon the amount of EPO administered during dialysis as prescribed by physicians and the overall number of patients that we serve. In December 2012 we entered into an amendment to our agreement with Amgen that makes non-material changes to certain terms of the agreement for the period from January 1, 2013 through December 31, 2013. Under the terms of the original agreement before the amendment, we were required to purchase EPO in amounts necessary to meet no less than 90% of our requirements of ESAs and are still required to do so after 2013. In addition, all of the other conditions as specified in the original agreement entered into in November 2011 still apply.

Settlements of approximately $79 million of existing income tax liabilities for unrecognized tax benefits are excluded from the above table as reasonably reliable estimates of their timing cannot be made.

Contingencies

The information in Note 16 to the consolidated financial statements of this report is incorporated by reference in response to this item.

Critical accounting estimates and judgments

Our consolidated financial statements and accompanying notes are prepared in accordance with United States generally accepted accounting principles. These accounting principles require us to make estimates, judgments and assumptions that affect the reported amounts of revenues, expenses, assets, liabilities, contingencies and temporary equity. All significant estimates, judgments and assumptions are developed based on the best information available to us at the time made and are regularly reviewed and updated when necessary. Actual results will generally differ from these estimates. Changes in estimates are reflected in our financial statements in the period of change based upon on-going actual experience trends, or subsequent settlements and realizations depending on the nature and predictability of the estimates and contingencies. Interim changes in estimates are applied prospectively within annual periods. Certain accounting estimates, including those concerning revenue recognition and accounts receivable, impairments of long-lived assets, accounting for income taxes, quarterly and annual variable compensation accruals, consolidation of variable interest entities, purchase accounting valuation estimates, fair value estimates, stock-based compensation and medical liability claims are considered to be critical to evaluating and understanding our financial results because they involve inherently uncertain matters and their application requires the most difficult and complex judgments and estimates.

Dialysis and related lab services revenue recognition and accounts receivable. There are significant estimating risks associated with the amount of dialysis and related lab services revenue that we recognize in a given reporting period. Payment rates are often subject to significant uncertainties related to wide variations in the coverage terms of the commercial healthcare plans under which we receive payments. In addition, ongoing insurance coverage changes, geographic coverage differences, differing interpretations of contract coverage, and other payor issues complicate the billing and collection process. Net revenue recognition and allowances for uncollectible billings require the use of estimates of the amounts that will ultimately be realized considering, among other items, retroactive adjustments that may be associated with regulatory reviews, audits, billing reviews and other matters.

Revenues associated with Medicare and Medicaid programs are recognized based on (a) the payment rates that are established by statute or regulation for the portion of the payment rates paid by the government payor (e.g., 80% for Medicare patients) and (b) for the portion not paid by the primary government payor, the estimated amounts that will ultimately be collectible from other government programs paying secondary coverage (e.g., Medicaid secondary coverage), the patient’s commercial health plan secondary coverage, or the patient. Effective January 1, 2011, our dialysis related reimbursements from Medicare became subject to certain variations under Medicare’s new single bundled payment rate system whereby our reimbursements can be adjusted for certain patient characteristics and certain other factors. Our revenue recognition depends upon our ability to effectively capture, document and bill for Medicare’s base payment rate and these other factors. In addition, as a result of the potential range of variations that can occur in our dialysis-related reimbursements from Medicare under the new single bundled payment rate system, our revenue recognition is now subject to a greater degree of estimating risk.

Commercial healthcare plans, including contracted managed-care payors, are billed at our usual and customary rates; however, revenue is recognized based on estimated net realizable revenue for the services provided. Net realizable revenue is estimated based on contractual terms for the patients under healthcare plans with which we have formal agreements, non-contracted healthcare plan coverage terms if known, estimated secondary collections, historical collection experience, historical trends of refunds and payor payment adjustments (retractions), inefficiencies in our billing and collection processes that can result in denied claims for payments, slow down in collections, a reduction in the amounts that we expect to collect and regulatory compliance issues. Determining applicable primary and secondary coverage for our more than 153,000 U.S. patients at any point in time, together with the changes in patient coverages that occur each month, requires complex, resource-intensive processes. Collections, refunds and payor retractions typically continue to occur for up to three years or longer after services are provided.

We generally expect our range of dialysis and related lab services revenues estimating risk to be within 1% of its revenue, which can represent as much as 5% of dialysis and related lab services operating income. Changes in estimates are reflected in the then-current financial statements based on on-going actual experience trends, or subsequent settlements and realizations depending on the nature and predictability of the estimates and contingencies. Changes in revenue estimates for prior periods are separately disclosed and reported if material to the current reporting period and longer term trend analyses, and have not been significant.

Lab service revenues for current period dates of services are recognized at the estimated net realizable amounts to be received.

HCP revenue recognition. HCP revenues consist primarily of fees for medical services provided under capitated contracts with various health plans and under risk-sharing programs. Revenues with respect to both professional and institutional capitation are recognized in the month in which enrollees are entitled to receive health care and are based on the number of enrollees selecting an HCP associated group physician employed or affiliated with one of HCP’s medical group entities as their primary health care provider. Capitation payments received for enrollees under Medicare Advantage plans are subject to retroactive adjustment depending upon certain clinical and demographic factors. We estimate the amount of current year adjustments in revenues during the first and second quarters of any given year and adjust our estimates during the third quarter upon receipt of payments from CMS related to prior year. Any difference between actual contract settlements and estimated revenues are recorded in the year of final settlement.

In addition, as compensation under HCP’s various managed care-related agreements with hospitals, we are entitled to receive a percentage of the amount by which the institutional capitation revenue received from health plans exceeds institutional expenses, and any such risk-share amount to which we are entitled is recorded as HCP revenues. In addition, pursuant to such managed care-related agreements, HCP agrees to be responsible should the third party incur a deficit as a result of institutional expenses being in excess of institutional capitation revenue. As with global capitation, revenue with respect to professional capitation is reported in the month in which enrollees are entitled to receive health care. Risk-share revenues (that is, the portion of the excess of institutional capitation revenue to which HCP is entitled less institutional expenses), in contrast, are based on the number of enrollees and significant estimating risk relating to institutional utilization and associated costs incurred by assigned health plan enrollees. The medical groups also receive other incentive payments from health plans based on specified performance and quality criteria and the amounts accrued when earned can be reasonably estimated. Differences between actual contract settlements and estimated receivables and payables are recorded in the year of final settlement.

Impairments of long-lived assets. We account for impairments of long-lived assets, which include property and equipment, equity investments in non-consolidated businesses, amortizable intangible assets and goodwill, in accordance with the provisions of applicable accounting guidance. Impairment reviews are performed at least annually and whenever a change in condition occurs which indicates that the carrying amounts of assets may not be recoverable.

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

Consolidation of variable interest entities. We rely on the operating activities of certain entities that we do not directly own or control, but over which we have indirect influence and of which we are considered the primary beneficiary. Under accounting guidance applicable to variable interest entities, we have determined that these entities are to be included in our consolidated financial statements. The analyses upon which this determination rests are complex, involve uncertainties, and require significant judgment on various matters, some of which could be subject to reasonable disagreement. While this determination has a meaningful effect on the description and classification of various amounts in our consolidated financial statements, non-consolidation of these entities would not have had a material effect on our results of operations attributable to the Company for the year ended December 31, 2012.

Purchase accounting valuation estimates. We make various assumptions and estimates regarding the valuation of tangible and intangible assets, liabilities, contingent earn-out consideration, noncontrolling interests and contractual as well as non-contractual contingencies associated with our acquisitions. These assumptions can have a material effect on our balance sheet valuations and the related amount of depreciation and amortization expense that will be recognized in the future.

Fair value estimates. We have recorded certain assets, liabilities and noncontrolling interests (temporary equity) subject to put provisions at fair value. The FASB defines fair value which is measured based upon certain valuation techniques that include inputs and assumptions that market participants would use in pricing assets, liabilities and noncontrolling interests subject to put provisions. We have measured the fair values of our applicable assets, liabilities and noncontrolling interests subject to put provisions based upon certain market inputs and assumptions that are either observable or unobservable in determining fair values and have also classified these assets, liabilities and noncontrolling interests subject to put provisions into the appropriate fair value hierarchy levels. The fair value of our investments available for sale are based upon quoted market prices from active markets and the fair value of our swap and cap agreements were based upon valuation models utilizing the income approach and commonly accepted valuation techniques that use inputs from closing prices for similar assets and liabilities in active markets as well as other relevant observable market inputs at quoted intervals such as current interest rates, forward yield curves, implied volatility and credit default swap pricing. The fair value of funds on deposit with third parties are based primarily on quoted close or bid market prices of the same or similar assets. The fair value of our contingent earn-out considerations were primarily based upon unobservable inputs including projected EBITDA, the estimate of achieving other performance targets and the estimate probability of the earn-out payments being made by using option pricing techniques and simulation models of expected EBITDA and other performance targets. For our noncontrolling interests subject to put provisions we have estimated the fair values of these based upon either the higher of a liquidation value of net assets or an average multiple of earnings based on historical earnings, patient mix and other performance indicators, as well as other factors. The estimate of the fair values of the noncontrolling interests subject to put provisions involves significant judgments and assumptions and may not be indicative of the actual values at which the noncontrolling interests may ultimately be settled, which could vary significantly from our current estimates. The estimated fair values of the noncontrolling interests subject to put provisions can also fluctuate and the implicit multiple of earnings at which these noncontrolling interests obligations may be settled will vary depending upon market conditions including potential purchasers’ access to the capital markets, which can impact the level of competition for dialysis and non-dialysis related businesses, the economic performance of these businesses and the restricted marketability of the third-party owners’ noncontrolling interests.

Stock-based compensation. Stock-based compensation awards are measured at their estimated fair values on the date of grant if settled in shares, or at their estimated fair values at the end of each reporting period if settled in cash. The value of stock-based awards so measured is recognized as compensation expense on a cumulative straight-line basis over the vesting terms of the awards, adjusted for expected forfeitures. We estimate the fair value of stock awards using complex option pricing models that rely heavily on estimates from us about uncertain future events, including the expected term of the awards, the expected future volatility of our stock price, and expected future risk-free interest rates.

Medical liability claims associated with HCP. The medical groups are responsible for the medical services that associated physicians and contracted hospitals provide to assigned HMO enrollees. The Company provides medical services to health plan enrollees through a network of contracted providers under sub-capitation and fee-for-service arrangements, company-operated clinics and staff physicians. Medical costs for professional and institutional services rendered by contracted providers are recorded as medical expenses and hospital expenses, respectively, in the consolidated statements of income. Costs for operating medical clinics, including the salaries of medical and non-medical personnel and support costs, are recorded in clinic support and other operating costs.

An estimate of amounts due to contracted physicians, hospitals, and other professional providers is included in medical payables in the accompanying consolidated balance sheets. Medical claims payable include claims reported as of the balance sheet date and estimates of IBNR. Such estimates are developed using actuarial methods and are based on many variables, including the utilization of health care services, historical payment patterns, cost trends, product mix, seasonality, changes in membership, and other factors. The estimation methods and the resulting reserves are continually reviewed and updated. Many of the medical contracts are complex in nature and may be subject to differing interpretations regarding amounts due for the provision of various services. Such differing interpretations may not come to light until a substantial period of time has passed following the contract implementation. Any adjustments to reserves are reflected in current operations.

Significant new accounting standards

On January 1, 2012, we adopted the Financial Accounting Standards Board’s (FASB), Accounting Standard Update (ASU) No. 2011-08, Intangibles—Goodwill and Other. This standard amends the two-step goodwill impairment test required under the prior accounting guidance. This amendment allows reporting entities the option to first assess certain qualitative factors to ascertain whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount to determine whether the two-step impairment test is necessary. If an entity concludes that certain events or circumstances demonstrate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the entity is required to proceed to step one of the two-step goodwill impairment test. The adoption of this standard did not have a material impact on our consolidated financial statements.

On January 1, 2012, we adopted FASB’s ASU No. 2011-07, Health Care Entities-Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts. This standard amends the prior presentation and disclosure requirements for health care entities that recognize significant amounts of patient service revenues at the time the services are rendered without assessing the patient’s ability to pay. This standard requires health care entities to reclassify the provision for bad debts from an operating expense to a deduction from patient service revenues. In addition, this standard requires more disclosure on the policies for recognizing revenue, assessing bad debts, as well as quantitative and qualitative information regarding changes in the allowance for doubtful accounts. This standard was applied retrospectively to all prior periods presented. Upon adoption of this standard, we changed our presentation of our provision for uncollectible accounts related to patient service revenues as a deduction from our patient service operating revenues and enhanced our disclosures as indicated above. See Note 3 to the consolidated financial statements for further details.

On January 1, 2012, we adopted FASB’s ASU No. 2011-05 as amended by ASU No. 2011-12, Comprehensive Income—Presentation of Comprehensive Income. This standard amends the prior presentation requirements for comprehensive income by eliminating the presentation of the components of other comprehensive income within the statement of equity. This standard allows two alternatives on how to present the various components of comprehensive income. These alternatives are either to report the components of comprehensive income separately on the income statement or to present total other comprehensive income and the components of other comprehensive income in a separate statement. This standard does not change the items that must be reported in other comprehensive income or when an item must be reclassified into net income. The FASB temporarily deferred the requirement to present separate line items on the statement of income for the amounts that would be realized and reclassified out of accumulated other comprehensive income into net income. No timetable has been set for FASB’s reconsideration of this item. This standard, except for the deferred requirements described above, was applied retrospectively. Upon adoption of this standard, we presented total other comprehensive income and the components of other comprehensive income in a separate statement of comprehensive income.

On January 1, 2012, we adopted FASB’s ASU No. 2011-04, Fair Value Measurement. This standard amends the current fair value measurement and disclosure requirements to improve comparability between U.S. GAAP and International Financial Reporting Standards (IFRS). The intent of this standard is to update the disclosures that describe several of the requirements in U.S. GAAP for measuring fair value and to enhance disclosures about fair value measurements in a manner that will improve consistency between U.S. GAAP and IFRS. This standard does not change the application of the requirements on fair value measurements and disclosures. This standard was applied prospectively, and did not have a material impact on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Interest rate sensitivity

The tables below provide information about our financial instruments that are sensitive to changes in interest rates. The table below presents principal repayments and current weighted average interest rates on our debt obligations as of December 31, 2012. The variable rates presented reflect the weighted average LIBOR rates in effect for all debt tranches plus interest rate margins in effect as of December 31, 2012. The Term Loan A currently bears interest at LIBOR plus an interest rate margin of 2.50%, the Term Loan A-3 also currently bears interest at LIBOR plus an interest rate margin of 2.50% and along with the revolving line of credit are subject to adjustment depending upon changes in certain of our financial ratios including a leverage ratio. The Term Loan B currently bears interest at LIBOR (floor of 1.50%) plus an interest rate margin of 3.00% subject to a ratings based step-down to 2.75% and the Term Loan B-2 bears interest at LIBOR (floor of 1.00%) plus an interest rate margin of 3.00%.

	Expected maturity date					Thereafter	Total	Average interest rate	Fair value
	2013	2014	2015	2016	2017
	(dollars in millions)
Long term debt:
Fixed rate	$59	$45	$54	$1,688	$30	$4,443	$6,319	5.25%	$6,536
Variable rate	$169	$219	$787	$204	$878	$—	$2,257	2.72%	$2,245

	Notional amount	Contract maturity date					Pay fixed	Receive variable	Fair value
		2013	2014	2015	2016	2017
	(dollars in millions)
Swaps:
Pay-fixed rate	$900	$100	$800	$—	$—	$—	1.59% to 1.64%	LIBOR	$(19)
Cap agreements	$1,250	$—	$1,250	$—	$—	$—		LIBOR above 4.00%	$0.07

Our Senior Secured Credit Facilities, which include the Term Loan A, the Term Loan A-3, the Term Loan B and the Term Loan B-2, consist of various individual tranches of debt that can range in maturity from one month to twelve months (currently, all tranches are one month in duration). For the Term Loan A and the Term Loan A-3, each tranche bears interest at a LIBOR rate that is determined by the duration of such tranche plus an interest rate margin. The LIBOR variable component of the interest rate for each tranche is reset as such tranche matures and a new tranche is established. LIBOR can fluctuate significantly depending upon conditions in the credit and capital markets.

The Term Loan B and the Term Loan B-2 are subject to LIBOR floors of 1.50% and 1.00%, respectively. Because actual LIBOR, as of December 31, 2012, was lower than either of these embedded LIBOR floors, the interest rates on the Term Loan B and the Term Loan B-2 are treated as effectively fixed for purposes of the table above. We have included both of these Term Loans in the fixed rate totals in the table above until such time as the actual LIBOR-based component of our interest rate exceeds 1.50% on the Term Loan B and 1.00% on the Term Loan B-2. At such time, we will then be subject to LIBOR-based interest rate volatility on the LIBOR variable component of our interest rate on all of the Term Loan B-2, as well as for the Term Loan B, but limited to a maximum rate of 4.00% on $1,250 million of outstanding principal debt on the Term Loan B as a result of the interest rate cap agreements, as described below. The remaining $465 million outstanding principal balance of the Term Loan B is subject to LIBOR-based interest rate volatility above a floor of 1.50%.

As of December 31, 2012, we maintained a total of nine interest rate swap agreements with amortizing notional amounts totaling $900 million. These agreements had the economic effect of modifying the LIBOR variable component of our interest rate on an equivalent amount of our Term Loan A to fixed rates ranging from 1.59% to 1.64%, resulting in an overall weighted average effective interest rate of 4.11%, including the Term Loan A margin of 2.50%. The swap agreements expire by September 30, 2014 and require monthly interest payments. During the year ended December 31, 2012, we accrued net charges of $13.0 million from these swaps which are included in debt expense. As of December 31, 2012, the total fair value of these swap agreements was a liability of $19.0 million. We estimate that approximately $11.9 million of existing unrealized pre-tax losses in other comprehensive income at December 31, 2012 will be reclassified into income during 2013.

As of December 31, 2012, we maintained five interest rate cap agreements with notional amounts totaling $1,250 million. These agreements have the economic effect of capping the LIBOR variable component of our interest rate at a maximum of 4.00% on an equivalent amount of our Term Loan B debt. The cap agreements expire on September 30, 2014. As of December 31, 2012, the total fair value of these cap agreements was an asset of $0.07 million. During the year ended December 31, 2012, we recorded $0.8 million, net of tax, as a decrease to other comprehensive income due to unrealized valuation changes in the cap agreements.

As a result of the embedded LIBOR floors in some of our debt agreements and the swap and cap agreements, the overall weighted average effective interest rate on the Senior Secured Credit Facilities was 4.02%, based upon the current margins in effect of 2.50% for both the Term Loan A and for the Term Loan A-3 and 3.00% for both the Term Loan B and for the Term Loan B-2, as of December 31, 2012.

As of December 31, 2012, interest rates on our Term Loan B and Term Loan B-2 debt are effectively fixed because of an embedded LIBOR floor which is higher than actual LIBOR as of such date. Furthermore, interest rates on the $1,250 million of our Term Loan B are subject to interest rate caps if LIBOR should rise above 4.00%. Interest rates on our senior notes are fixed by their terms. The LIBOR variable component of our interest rate on our Term Loan A is economically fixed as a result of interest rate swaps and the Term Loan A-3 is based upon LIBOR plus an interest rate margin.

The overall weighted average effective interest rate during 2012 was 4.93% and as of December 31, 2012 was 4.73%.

One means of assessing exposure to debt-related interest rate changes is a duration-based analysis that measures the potential loss in net income resulting from a hypothetical increase in interest rates of 100 basis points across all variable rate maturities (referred to as a parallel shift in the yield curve). Under this model, with all else constant, it is estimated that such an increase would have reduced net income by approximately $4.0 million, $0.6 million, and $11.1 million, net of tax, for the years ended December 31, 2012, 2011, and 2010, respectively.

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

Management has established and maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits pursuant to the Securities Exchange Act of 1934 (Exchange Act) as amended is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management including our Chief Executive Officer and Chief Financial Officer as appropriate to allow for timely decisions regarding required disclosures.

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

Management’s report on internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act, is included in the Report of Management on page F-1 and incorporated herein by reference. In conducting its evaluation of internal control over financial reporting, management’s scope excluded the operations of HealthCare Partners Holdings, LLC (HCP) as permitted by Section 404 of the Sarbanes-Oxley Act. The Company acquired all of the outstanding common units of HCP on November 1, 2012. At December 31, 2012 internal controls over financial reporting of HCP associated with total assets of approximately $6,300 million and total revenues of approximately $477 million were excluded from management’s assessment of the system of internal control over financial reporting of the Company.

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

The other information required to be disclosed by this item will appear in, and is incorporated by reference from, the sections entitled “Proposal No. 1. Election of Directors”, “Corporate Governance”, and “Security Ownership of Certain Beneficial Owners and Management” included in our definitive proxy statement relating to our 2013 annual stockholder meeting.

Item 11.	Executive Compensation.

The information required by this item will appear in, and is incorporated by reference from, the sections entitled “Executive Compensation” and “Compensation Committee Interlocks and Insider Participations” included in our definitive proxy statement relating to our 2013 annual stockholder meeting. The information required by Item 407(e)(5) of Regulation S-K will appear in and is incorporated by reference from the section entitled “Compensation Committee Report” included in our definitive proxy statement relating to our 2013 annual stockholder meeting; however, this information shall not be deemed to be filed.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides information about our common stock that may be issued upon the exercise of stock-settled stock appreciation rights, restricted stock units and other rights under all of our existing equity compensation plans as of December 31, 2012, which consist of our 2011 Incentive Award Plan (formerly known as our 2002 Equity Compensation Plan) and our Employee Stock Purchase Plan. The material terms of these plans are described in Note 17 to the Consolidated Financial Statements.

Plan category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))	Total of shares reflected in columns (a) and (c)
	(a)	(b)	(c)	(d)
Equity compensation plans approved by shareholders	7,347,848	$68.74	11,517,010	18,864,858
Equity compensation plans not requiring shareholder approval	—	—	—	—

Total	7,347,848	$68.74	11,517,010	18,864,858

Other information required to be disclosed by Item 12 will appear in, and is incorporated by reference from, the section entitled “Security Ownership of Certain Beneficial Owners and Management” included in our definitive proxy statement relating to our 2013 annual stockholder meeting.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

The information required by this item will appear in, and is incorporated by reference from, the section entitled “Certain Relationships and Related Transactions” and the section entitled “Corporate Governance” included in our definitive proxy statement relating to our 2013 annual stockholder meeting.

Item 14.	Principal Accounting Fees and Services.

The information required by this item will appear in, and is incorporated by reference from, the section entitled “Ratification of Appointment of Independent Registered Public Accounting Firm” included in our definitive proxy statement relating to our 2013 annual stockholder meeting.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) Documents filed as part of this Report:

(1) Index to Financial Statements:

(2) Index to Financial Statement Schedules:

Report of Independent Registered Public Accounting Firm	S-3

Schedule II—Valuation and Qualifying Accounts	S-4

(1) Exhibits:

2.1	Stock Purchase Agreement dated as of December 6, 2004, among Gambro AB, Gambro, Inc. and DaVita Inc.(7)

2.2	Agreement and Plan of Merger by and among DaVita Inc., DVA Acquisition Company, CDSI I Holding Company, Inc. and CDSI Representative LLC, dated as of February 4, 2011.(41)

2.3	Agreement and Plan of Merger, dated as of May 20, 2012, by and among DaVita Inc., Seismic Acquisition LLC, HealthCare Partners Holdings, LLC, and the Member Representative.(43)

2.4	Amendment, dated as of July 6, 2012, to the Agreement and Plan of Merger, dated as of May 20, 2012, by and among DaVita Inc., Seismic Acquisition LLC, HealthCare Partners Holdings, LLC, and the Member Representative.(44)

3.1	Amended and Restated Certificate of Incorporation of Total Renal Care Holdings, Inc. (TRCH), dated December 4, 1995.(1)

3.2	Certificate of Amendment of Certificate of Incorporation of TRCH, dated February 26, 1998.(2)

3.3	Certificate of Amendment of Certificate of Incorporation of DaVita Inc. (formerly Total Renal Care Holdings, Inc.), dated October 5, 2000.(3)

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of DaVita Inc., as amended dated May 30, 2007.(19)

3.5	Certificate of Ownership and Merger Merging DaVita Name Change, Inc. with and into DaVita Inc., as filed with Secretary of State of the State of Delaware on November 1, 2012.(48)

3.6	Amended and Restated Bylaws for DaVita Inc. dated as of March 10, 2011.(21)

4.1	Rights Agreement, dated as of November 14, 2002, between DaVita Inc. and the Bank of New York, as Rights Agent.(18)

4.2	Indenture, dated October 20, 2010, by and among DaVita Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee.(33)

4.3	Indenture, dated October 20, 2010, by and among DaVita Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee.(33)

4.4	First Amendment to Rights Agreement, dated as of March 10, 2011, between DaVita Inc. and The Bank of New York Mellon Trust Company, N.A., as Rights Agent.(36)

4.5	Indenture, dated August 28, 2012, by and among DaVita Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee.(45)

4.6	Form of 5.750% Senior Notes due 2022 and related Guarantee (included in exhibit 4.5).(45)

10.1	Employment Agreement, dated as of October 19, 2009, by and between DaVita Inc. and Kim M. Rivera.(34)*

10.2	Employment Agreement, effective as of August 16, 2004, by and between DaVita Inc. and Tom Usilton.(5)*

10.3	Amendment to Mr. Usilton’s Employment Agreement, dated February 12, 2007.(20)*

10.4	Second Amendment to Mr. Usilton’s Employment Agreement, effective December 12, 2008.(28)*

10.5	Employment Agreement, dated as of October 31, 2005, effective October 24, 2005, by and between DaVita Inc. and Dennis Kogod.(10)*

10.6	Amendment to Mr. Kogod’s Employment Agreement, effective December 12, 2008.(28)*

10.7	Second Amendment to Mr. Kogod’s Employment Agreement, effective December 31, 2012.*✓

10.8	Employment Agreement, effective September 22, 2005, by and between DaVita Inc. and James Hilger.(12)*

10.9	Amendment to Mr. Hilger’s Employment Agreement, effective December 12, 2008.(28)*

10.10	Second Amendment to Mr. Hilger’s Employment Agreement, effective December 27, 2012.*✓

10.11	Employment Agreement effective February 13, 2008, by and between DaVita Inc. and Richard K. Whitney.(24)*

10.12	Amendment to Equity Award Agreement, entered into on December 11, 2009, between DaVita Inc. and Richard K. Whitney.(34)*

10.13	Amendment to Stock Appreciation Rights Agreements, effective November 2008, by and between DaVita Inc. and Richard K. Whitney.(31)*

10.14	Employment Agreement, effective July 25, 2008, between DaVita Inc. and Kent J. Thiry.(25)*

10.15	Employment Agreement, effective August 1, 2008, between DaVita Inc. and Allen Nissenson.(26)*

10.16	Employment Agreement, effective March 3, 2008, between DaVita Inc. and David Shapiro.(28)*

10.17	Amendment to Mr. Shapiro’s Employment Agreement, effective December 4, 2008.(28)*

10.18	Employment Agreement, effective March 17, 2010, by and between DaVita Inc. and Javier Rodriguez.(30)*

10.19	Employment Agreement, effective February 26, 2010, by and between DaVita Inc. and Luis Borgen.(31)*

10.20	Amendment to Mr. Borgen’s Employment Agreement, effective March 18, 2010.(31)*

10.21	Memorandum Relating to Bonus Structure for Kent J. Thiry.(31)*

10.22	Memorandum Relating to Bonus Structure for Dennis L. Kogod.(31)*

10.23	Memorandum Relating to Bonus Structure for Thomas O. Usilton, Jr.(31)*

10.24	Form of Indemnity Agreement.(17)*

10.25	Form of Indemnity Agreement.(11)*

10.26	Executive Incentive Plan (as Amended and Restated effective January 1, 2009).(29)*

10.27	Executive Retirement Plan.(28)*

10.28	Post-Retirement Deferred Compensation Arrangement.(11)*

10.29	Amendment No. 1 to Post Retirement Deferred Compensation Arrangement.(28)*

10.30	DaVita Voluntary Deferral Plan.(9)*

10.31	Deferred Bonus Plan (Prosperity Plan).(27)*

10.32	Amendment No. 1 to Deferred Bonus Plan (Prosperity Plan).(28)*

10.33	Amended and Restated Employee Stock Purchase Plan.(23)*

10.34	Amended and Restated DaVita Healthcare Partners Inc. Severance Plan.*✓

10.35	Change in Control Bonus Program.(28)*

10.36	First Amended and Restated Total Renal Care Holdings, Inc. 1999 Non-Executive Officer and Non-Director Equity Compensation Plan.(4)*

10.37	Non-Management Director Compensation Philosophy and Plan.(24)*

10.38	Amended and Restated 2002 Equity Compensation Plan.(8)*

10.39	Amended and Restated 2002 Equity Compensation Plan.(16)*

10.40	Amended and Restated 2002 Equity Compensation Plan.(23)*

10.41	Amended and Restated 2002 Equity Compensation Plan.(28)*

10.42	DaVita Inc. 2002 Equity Compensation Plan.(32)*

10.43	Form of Non-Qualified Stock Option Agreement—Employee (DaVita Inc. 1999 Non-Executive Officer and Non-Director Equity Compensation Plan.(15)*

10.44	Form of Non-Qualified Stock Option Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(5)*

10.45	Form of Non-Qualified Stock Option Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(13)*

10.46	Form of Non-Qualified Stock Option Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(15)*

10.47	Form of Restricted Stock Units Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(5)*

10.48	Form of Restricted Stock Units Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(13)*

10.49	Form of Restricted Stock Units Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(15)*

10.50	Form of Restricted Stock Units Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(28)*

10.51	Form of Stock Appreciation Rights Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(13)*

10.52	Form of Stock Appreciation Rights Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(15)*

10.53	Form of Stock Appreciation Rights Agreement—Board (DaVita Inc. 2002 Equity Compensation Plan).(26)*

10.54	Form of Stock Appreciation Rights Agreement—Board members (DaVita Inc. 2011 Incentive Award Plan).(38)*

10.55	Form of Restricted Stock Units Agreement—Board (DaVita Inc. 2002 Equity Compensation Plan).(26)*

10.56	Form of Restricted Stock Units Agreement—Board members (DaVita Inc. 2011 Incentive Award Plan).(38)*

10.57	Form of Non-Qualified Stock Option Agreement—Board (DaVita Inc. 2002 Equity Compensation Plan).(26)*

10.58	Form of Stock Appreciation Rights Agreement—Executives (DaVita Inc. 2011 Incentive Award Plan).(38)*

10.59	Form of Restricted Stock Units Agreement—Executives (DaVita Inc. 2011 Incentive Award Plan).(38)*

10.60	Form of Restricted Stock Units Agreement (DaVita Inc. 2011 Incentive Award Plan). *✓

10.61	Form of Stock Appreciation Rights Agreement (DaVita Inc. 2011 Incentive Award Plan). *✓

10.62	Form of Long-Term Incentive Program Award Agreement (For 162(m) designated teammates) (DaVita Inc. 2011 Incentive Award Plan). *✓

10.63	Form of Long-Term Incentive Program Award Agreement (DaVita Inc. 2011 Incentive Award Plan). *✓

10.64	Credit Agreement, dated as of October 5, 2005, among DaVita Inc., the Guarantors party thereto, the Lenders party thereto, Bank of America, N.A., Wachovia Bank, National Association, Bear Stearns Corporate Lending Inc., The Bank of New York, The Bank of Nova Scotia, The Royal Bank of Scotland plc, WestLB AG, New York Branch as Co-Documentation Agents, Credit Suisse, Cayman Islands Branch, as Syndication Agent, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, JPMorgan Securities Inc., as Sole Lead Arranger and Bookrunner and Credit Suisse, Cayman Islands Branch, as Co-Arranger.(9)

10.65	Credit Agreement, dated as of October 5, 2005, as Amended and Restated as of February 23, 2007, by and among DaVita Inc., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A.(22)

10.66	Amendment Agreement, dated February 23, 2007, by and among DaVita Inc., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A.(22)

10.67	Security Agreement, dated as of October 5, 2005, by DaVita Inc., the Guarantors party thereto and JPMorgan Chase Bank, N.A., as Collateral Agent.(9)

10.68	Credit Agreement, dated as of October 20, 2010, by and among DaVita Inc., the guarantors party thereto, the lenders party thereto, Credit Suisse AG, Barclays Bank PLC, Goldman Sachs Bank USA, Wells Fargo Bank, National Association, Credit Agricole Corporate and Investment Bank, RBC Capital Markets, Scotia Capital (USA) Inc., SunTrust Robinson Humphrey, Inc. and Union Bank, N.A., as Co-Documentation Agents, Bank of America, N.A., as Syndication Agent, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and J.P. Morgan Securities LLC, Banc of America Securities LLC, Credit Suisse Securities (USA) LLC, Barclays Capital, Goldman Sachs Bank USA and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Bookrunners.(40)**

10.69	Amendment No. 1, dated as of August 14, 2012, to the Credit Agreement, dated as of October 20, 2010, by and among DaVita Inc., the several banks and other financial institutions or entities from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and JPMorgan Chase Bank, N.A., as Issuing Lender and Swingline Lender, and the other agents from time to time parties thereto.(46)

10.70	Amendment No. 2 to the Credit Agreement, dated as of August 24, 2012, by and among DaVita Inc., the several banks and other financial institutions or entities from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and JPMorgan Chase Bank, N.A., as Issuing Lender and Swingline Lender, and the other agents from time to time parties thereto.(45)

10.71	Perfection Certificate executed as of October 20, 2010 and delivered in connection with the closing of the Credit Agreement filed as Exhibit 10.68.(40)**

10.72	Corporate Integrity Agreement between the OIG of the HHS and Gambro Healthcare, Inc. effective as of December 1, 2004.(9)

10.73	Amended and Restated Alliance and Product Supply Agreement, dated as of August 25, 2006, among Gambro Renal Products, Inc., DaVita Inc. and Gambro AB.(14)**

10.74	Dialysis Organization Agreement between DaVita Inc. and Amgen USA Inc. dated December 20, 2007.(27)**

10.75	Dialysis Organization Agreement between DaVita Inc. and Amgen USA Inc. dated December 17, 2010.(35)**

10.76	DaVita Inc. 2011 Incentive Award Plan.(37)*

10.77	Amendment No. 2 to Dialysis Organization Agreement between DaVita Inc. and Amgen USA Inc. effective as of July 1, 2011.(39)**

10.78	Sourcing and Supply Agreement between DaVita Inc. and Amgen USA Inc. effective as of January 1, 2012.(42)**

10.79	Amendment No. 1 to Sourcing and Supply Agreement between DaVita HealthCare Partners Inc. and Amgen USA Inc. effective as of January 1, 2013.✓**

10.80	Voting Agreement, dated as of May 20, 2012, by and among DaVita Inc., HealthCare Partners Holdings, LLC, and HealthCare Partners Medical Group.(43)

10.81	Support Agreement, dated as of May 20, 2012, by and among DaVita Inc., HealthCare Partners Holdings, LLC, and Dr. Robert Margolis.(43)

10.82	Support Agreement, dated as of May 20, 2012, by and among DaVita Inc., HealthCare Partners Holdings, LLC, and Dr. William Chin.(43)

10.83	Support Agreement, dated as of May 20, 2012, by and among DaVita Inc., HealthCare Partners Holdings, LLC, and Matthew Mazdyasni.(43)

10.84	Support Agreement, dated as of May 20, 2012, by and among DaVita Inc., HealthCare Partners Holdings, LLC, and Dr. Thomas Paulsen.(43)

10.85	Form of Non-Competition and Non-Solicitation Agreement, dated as of May 20, 2012, between DaVita Inc. and Dr. Robert Margolis, Dr. William Chin, Dr. Thomas Paulsen, Mr. Zan Calhoun, and Ms. Lori Glisson.(43)

10.86	Form of Non-Competition and Non-Solicitation Agreement, dated as of May 20, 2012, between DaVita Inc. and Mr. Matthew Mazdyasni, Dr. Sherif Abdou, and Dr. Amir Bacchus.(43)

10.87	Escrow Agreement, dated as of August 28, 2012, by and among DaVita Inc., The Bank of New York Mellon Trust Company, N.A., as trustee, The Bank of New York Mellon Trust Company, N.A., as escrow agent and The Bank of New York Mellon Trust Company, N.A., as bank and securities intermediary.(45)

10.88	Employment Agreement, dated as of May 20, 2012, effective as of the November 1, 2012, by and among Dr. Robert Margolis, DaVita Inc. and HealthCare Partners Holdings, LLC.(47)*

10.89	Amendment to Dr. Margolis’ Employment Agreement, effective December 31, 2012.*✓

12.1	Computation of Ratio of Earnings to Fixed Charges.✓

14.1	DaVita Inc. Corporate Governance Code of Ethics.(6)

21.1	List of our subsidiaries.✓

23.1	Consent of KPMG LLP, independent registered public accounting firm.✓

24.1	Powers of Attorney with respect to DaVita. (Included on Page II-1).

31.1	Certification of the Chief Executive Officer, dated February 28, 2013, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.✓

31.2	Certification of the Chief Financial Officer, dated February 28, 2013, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.✓

32.1	Certification of the Chief Executive Officer, dated February 28, 2013, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.✓

32.2	Certification of the Chief Financial Officer, dated February 28, 2013, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.✓

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

✓	Included in this filing.
*	Management contract or executive compensation plan or arrangement.
**	Portions of this exhibit are subject to a request for confidential treatment and have been redacted and filed separately with the SEC.
(1)	Filed on March 18, 1996 as an exhibit to the Company’s Transitional Report on Form 10-K for the transition period from June 1, 1995 to December 31, 1995.
(2)	Filed on March 31, 1998 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

(3)	Filed on March 20, 2001 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.
(4)	Filed on February 28, 2003 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.
(5)	Filed on November 8, 2004 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.
(6)	Filed on February 27, 2004 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
(7)	Filed on December 8, 2004 as an exhibit to the Company’s Current Report on Form 8-K.
(8)	Filed on May 4, 2005 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.
(9)	Filed on November 8, 2005 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.
(10)	Filed on November 4, 2005 as an exhibit to the Company’s Current Report on Form 8-K.
(11)	Filed on March 3, 2005 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
(12)	Filed on August 7, 2006 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2006.
(13)	Filed on July 6, 2006 as an exhibit to the Company’s Current Report on Form 8-K.
(14)	Filed on November 3, 2006 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
(15)	Filed on October 18, 2006 as an exhibit to the Company’s Current Report on Form 8-K.
(16)	Filed on July 31, 2006 as an exhibit to the Company’s Current Report on Form 8-K.
(17)	Filed on December 20, 2006 as an exhibit to the Company’s Current Report on Form 8-K.
(18)	Filed on November 19, 2002 as an exhibit to the Company’s Current Report on Form 8-K.
(19)	Filed on August 6, 2007 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.
(20)	Filed on February 16, 2007 as an exhibit to the Company’s Current Report on Form 8-K.
(21)	Filed on March 17, 2011 as an exhibit to the Company’s Current Report on Form 8-K/A.
(22)	Filed on February 28, 2007 as an exhibit to the Company’s Current Report on Form 8-K.
(23)	Filed on June 4, 2007 as an exhibit to the Company’s Current Report on Form 8-K.
(24)	Filed on May 8, 2008 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.
(25)	Filed on July 31, 2008 as an exhibit to the Company’s Current Report on Form 8-K.
(26)	Filed on November 6, 2008 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.
(27)	Filed on February 29, 2008 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
(28)	Filed on February 27, 2009 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008
(29)	Filed on June 18, 2009 as an exhibit to the Company’s Current Report on Form 8-K.
(30)	Filed on April 14, 2010 as an exhibit to the Company’s Current Report on Form 8-K.
(31)	Filed on May 3, 2010 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.
(32)	Filed on April 28, 2010 as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A.
(33)	Filed on October 21, 2010 as an exhibit to the Company’s Current Report on Form 8-K.
(34)	Filed on February 25, 2010 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
(35)	Filed on December 29, 2011 as an exhibit to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2010.
(36)	Filed on May 6, 2011 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

(37)	Filed on April 27, 2011 as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A.
(38)	Filed on August 4, 2011 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.
(39)	Filed on December 29, 2011 as an exhibit to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2011.
(40)	Filed on January 17, 2012 as an exhibit to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2011.
(41)	Filed on February 10, 2011 as an exhibit to the Company’s Current Report on Form 8-K.
(42)	Filed on February 24, 2012 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.
(43)	Filed on May 21, 2012 as an exhibit to the Company’s Current Report on Form 8-K.
(44)	Filed on July 9, 2012 as an exhibit to the Company’s Current Report on Form 8-K.
(45)	Filed on August 28, 2012 as an exhibit to the Company’s Current Report on Form 8-K.
(46)	Filed on September 18, 2012 as an exhibit to the Company’s Current Report on Form 8-K.
(47)	Filed on September 18, 2012 as an exhibit to Amendment No. 2 to the Company’s Registration Statement on Form S-4.
(48)	Filed on November 1, 2012 as an exhibit to the Company’s Current Report on Form 8-K.

DAVITA HEALTHCARE PARTNERS INC.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and which includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Based upon our evaluation under the COSO framework, we have concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012.

In conducting its evaluation, management scope excluded the operations of HealthCare Partner Holdings, LLC (HCP) as permitted by Section 404 of the Sarbanes-Oxley Act. The Company acquired all of the outstanding common units of HCP on November 1, 2012. At December 31, 2012, internal controls over financial reporting of HCP associated with total assets of approximately $6,300 million and total revenue of approximately $477 million were excluded from managements’ assessment of the system of internal control over financial reporting of the Company.

The Company’s independent registered public accounting firm, KPMG LLP, has issued an attestation report on the Company’s internal control over financial reporting, which report is included in this Annual Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

DaVita HealthCare Partners Inc.:

We have audited the accompanying consolidated balance sheets of DaVita HealthCare Partners Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DaVita HealthCare Partners Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 28 to the consolidated financial statements, effective January 1, 2012 the Company adopted accounting standards updates 2011-07 Health Care Entities—Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts and 2011-05 as amended by 2011-12 Comprehensive Income—Presentation of Comprehensive Income. As required, the consolidated financial statements referred to above have been revised.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), DaVita HealthCare Partners Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Seattle, Washington

February 28, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

DaVita HealthCare Partners Inc.:

We have audited DaVita HealthCare Partners Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). DaVita HealthCare Partners Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, DaVita HealthCare Partners Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by COSO.

DaVita HealthCare Partners Inc. acquired HealthCare Partners Holdings LLC during 2012, and management excluded from its assessment of the effectiveness of DaVita HealthCare Partners Inc.’s internal control over financial reporting as of December 31, 2012, HealthCare Partners Holdings LLC’s internal control over financial reporting associated with total assets of approximately $6,300 million and total revenues of approximately $477 million included in the consolidated financial statements of DaVita HealthCare Partners Inc. as of and for the year ended December 31, 2012. Our audit of internal control over financial reporting of DaVita HealthCare Partners Inc. also excluded an evaluation of the internal control over financial reporting of HealthCare Partners Holdings LLC.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of DaVita HealthCare Partners Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated February 28, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Seattle, Washington

February 28, 2013

DAVITA HEALTHCARE PARTNERS INC.

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data)

	Year ended December 31,
	2012	2011	2010
Patient service revenues	$7,351,900	$6,470,540	$6,049,266
Less: Provision for uncollectible accounts	(235,218)	(190,234)	(166,301)

Net patient service revenues	7,116,682	6,280,306	5,882,965
HCP capitated revenues	419,431	—	—
Other revenues	650,167	451,500	336,645

Total net revenues	8,186,280	6,731,806	6,219,610

Operating expenses and charges:
Patient care costs	5,578,853	4,633,620	4,427,862
General and administrative	894,575	684,715	571,825
Depreciation and amortization	341,969	264,225	231,548
Provision for uncollectible accounts	4,339	3,309	3,566
Equity investment income	(16,377)	(8,776)	(8,999)
Legal settlement and related expenses	85,837	—	—

Total operating expenses and charges	6,889,196	5,577,093	5,225,802

Operating income	1,297,084	1,154,713	993,808
Debt expense	(288,554)	(241,090)	(181,607)
Debt refinancing charges	(10,963)	—	(74,382)
Other income	3,737	2,982	3,419

Income from continuing operations before income taxes	1,001,304	916,605	741,238
Income tax expense	359,845	325,292	258,874

Income from continuing operations	641,459	591,313	482,364
Discontinued operations:
(Loss) income from operations of discontinued operations, net of tax	(222)	(13,162)	1,855
Loss on disposal of discontinued operations, net of tax	—	(4,756)	—

Net income	641,237	573,395	484,219
Less: Net income attributable to noncontrolling interests	(105,220)	(95,394)	(78,536)

Net income attributable to DaVita HealthCare Partners Inc.	$536,017	$478,001	$405,683

Earnings per share:
Basic income from continuing operations per share attributable to DaVita HealthCare Partners Inc.	$5.58	$5.25	$3.98

Basic net income per share attributable to DaVita HealthCare Partners Inc.	$5.58	$5.05	$4.00

Diluted income from continuing operations per share attributable to DaVita HealthCare Partners Inc.	$5.47	$5.14	$3.92

Diluted net income per share attributable to DaVita HealthCare Partners Inc.	$5.47	$4.96	$3.94

Weighted average shares for earnings per share:
Basic	96,017,939	94,658,027	101,504,373

Diluted	97,971,080	96,532,110	103,059,171

Amounts attributable to DaVita HealthCare Partners Inc.:
Income from continuing operations	$536,236	$496,182	$403,956
Discontinued operations	(219)	(18,181)	1,727

Net income	$536,017	$478,001	$405,683

See notes to consolidated financial statements.

DAVITA HEALTHCARE PARTNERS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

	Year ended December 31,
	2012	2011	2010
Net income	$641,237	$573,395	$484,219

Other comprehensive income (loss), net of tax:
Unrealized losses on interest rate swap and cap agreements:
Unrealized losses on interest rate swap and cap agreements	(6,204)	(29,049)	(134)
Less: Reclassifications of net swap and cap agreements realized losses into net income	10,130	9,721	5,557
Unrealized gains (losses) on investments:
Unrealized gains (losses) on investments	1,541	(602)	615
Less: Reclassification of net investment realized (losses) gains into net income	(75)	(57)	13
Foreign currency translation adjustments	(1,205)	—	—

Other comprehensive income (loss)	4,187	(19,987)	6,051

Total comprehensive income	645,424	553,408	490,270
Less: Comprehensive income attributable to noncontrolling interests	(105,220)	(95,394)	(78,536)

Comprehensive income attributable to DaVita HealthCare Partners Inc.	$540,204	$458,014	$411,734

See notes to consolidated financial statements.

DAVITA HEALTHCARE PARTNERS INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	December 31,
	2012	2011
ASSETS
Cash and cash equivalents	$533,748	$393,752
Short-term investments	7,138	17,399
Accounts receivable, less allowance of $245,122 and $250,343	1,421,303	1,195,163
Inventories	78,126	75,731
Other receivables	265,671	281,468
Other current assets	201,572	49,349
Income tax receivable	55,454	—
Deferred income taxes	315,782	280,382

Total current assets	2,878,794	2,293,244
Property and equipment, net	1,872,370	1,432,651
Amortizable intangible assets, net	2,127,778	159,491
Equity investments	35,150	27,325
Long-term investments	59,341	9,890
Other long-term assets	80,194	34,231
Goodwill	8,964,969	4,946,976

	$16,018,596	$8,903,808

LIABILITIES AND EQUITY
Accounts payable	$414,143	$289,653
Other liabilities	563,365	328,607
Accrued compensation and benefits	566,911	421,735
Medical payables	245,964	—
Current portion of long-term debt	227,791	87,345
Income taxes payable	—	37,412

Total current liabilities	2,018,174	1,164,752
Long-term debt	8,326,534	4,417,624
Other long-term liabilities	443,743	132,006
Alliance and product supply agreement, net	14,657	19,987
Deferred income taxes	706,748	423,098

Total liabilities	11,509,856	6,157,467
Commitments and contingencies
Noncontrolling interests subject to put provisions	580,692	478,216
Equity:
Preferred stock ($0.001 par value, 5,000,000 shares authorized; none issued)
Common stock ($0.001 par value, 450,000,000 shares authorized; 134,862,283 shares issued; 105,498,575 and 93,641,363 shares outstanding)	135	135
Additional paid-in capital	1,208,800	596,300
Retained earnings	3,731,835	3,195,818
Treasury stock, at cost (29,363,708 and 41,220,920 shares)	(1,162,336)	(1,631,694)
Accumulated other comprehensive loss	(15,297)	(19,484)

Total DaVita HealthCare Partners Inc. shareholders’ equity	3,763,137	2,141,075
Noncontrolling interests not subject to put provisions	164,911	127,050

Total equity	3,928,048	2,268,125

	$16,018,596	$8,903,808

See notes to consolidated financial statements.

DAVITA HEALTHCARE PARTNERS INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(dollars in thousands)

	Year ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$641,237	$573,395	$484,219
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	343,908	267,315	234,378
Stock-based compensation expense	45,384	48,718	45,551
Tax benefits from stock award exercises	88,964	38,199	26,706
Excess tax benefits from stock award exercises	(62,036)	(20,834)	(6,283)
Deferred income taxes	43,765	53,438	75,399
Equity investment income (loss), net	3,384	354	(3,298)
Other non-cash charges	28,011	20,329	9,585
Goodwill impairment charge	—	24,000	—
Debt refinancing and redemption charges	2,379	—	74,382
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivable	(47,673)	(88,848)	55,379
Inventories	4,052	10,270	(3,892)
Other receivables and other current assets	51,730	53,697	(44,719)
Other long-term assets	(1,775)	2,039	901
Accounts payable	40,878	84,400	4,228
Accrued compensation and benefits	18,476	77,074	39,588
Other current liabilities	11,083	(51,979)	(111,444)
Income taxes	(129,948)	77,418	(45,737)
Other long-term liabilities	19,029	11,061	4,740

Net cash provided by operating activities	1,100,848	1,180,046	839,683

Cash flows from investing activities:
Additions of property and equipment, net	(550,146)	(400,156)	(273,602)
Acquisitions	(4,294,077)	(1,077,442)	(188,502)
Proceeds from asset sales	3,559	75,183	22,727
Purchase of investments available-for-sale	(3,935)	(5,971)	(1,125)
Purchase of investments held-to-maturity	(7,418)	(37,628)	(56,615)
Proceeds from sale of investments available-for-sale	7,211	1,149	900
Proceeds from maturities of investments held-to-maturity	14,530	47,695	59,932
Purchase of equity investments and other assets	(2,182)	(2,398)	(709)
Distributions received on equity investments	8	340	361

Net cash used in investing activities	(4,832,450)	(1,399,228)	(436,633)

Cash flows from financing activities:
Borrowings	43,248,175	36,395,105	24,809,258
Payments on long-term debt	(39,286,027)	(36,249,584)	(24,134,502)
Deferred financing costs and other related financing costs	(57,241)	(17,861)	(113,810)
Purchase of treasury stock	—	(323,348)	(618,496)
Distributions to noncontrolling interests	(113,504)	(100,653)	(83,591)
Stock award exercises and other share issuances, net	6,647	11,316	53,760
Excess tax benefits from stock award exercises	62,036	20,834	6,283
Contributions from noncontrolling interests	37,395	21,010	9,510
Proceeds from sales of additional noncontrolling interests	1,664	9,687	3,410
Purchases from noncontrolling interests	(26,761)	(13,689)	(14,214)

Net cash provided by (used in) financing activities	3,872,384	(247,183)	(82,392)

Effect of exchange rate changes on cash and cash equivalents	(786)	—	—
Net increase (decrease) in cash and cash equivalents	139,996	(466,365)	320,658
Cash and cash equivalents at beginning of year	393,752	860,117	539,459

Cash and cash equivalents at end of year	$533,748	$393,752	$860,117

See notes to consolidated financial statements.

DAVITA HEALTHCARE PARTNERS INC.

CONSOLIDATED STATEMENTS OF EQUITY

(dollars and shares in thousands)

	Non-controlling interests subject to put provisions	DaVita HealthCare Partners Inc. Shareholders’ Equity								Non- controlling interests not subject to put provisions
		Common stock		Additional paid-in capital	Retained earnings	Treasury stock		Accumulated other comprehensive income (loss)	Total
		Shares	Amount			Shares	Amount
Balance at December 31, 2009	$331,725	134,862	$135	$621,685	$2,312,134	(31,800)	$(793,340)	$(5,548)	$2,135,066	$59,093
Comprehensive income:
Net income	52,589				405,683				405,683	25,947
Other comprehensive income								6,051	6,051
Stock purchase shares issued				2,129		86	2,151		4,280
Stock unit shares issued				(875)		32	875		—
Stock options and SSARs exercised				455		1,740	48,231		48,686
Stock-based compensation expense				45,551					45,551
Excess tax benefits from stock awards exercised				6,283					6,283
Distributions to noncontrolling interests	(54,612)									(28,979)
Contributions from noncontrolling interests	5,439									4,071
Sales and assumptions of additional noncontrolling interests	4,059			(298)					(298)	2,308
Purchases from noncontrolling interests	(4,949)			(5,537)					(5,537)	(3,728)
Impact on fair value due to change in methodology	(24,571)			24,571					24,571
Changes in fair value of noncontrolling interests	73,372			(73,372)					(73,372)
Other adjustments				(46)					(46)
Purchase of treasury stock						(8,919)	(618,496)		(618,496)

Balance at December 31, 2010	$383,052	134,862	$135	$620,546	$2,717,817	(38,861)	$(1,360,579)	$503	$1,978,422	$58,712
Comprehensive income:
Net income	59,135				478,001				478,001	36,259
Other comprehensive income								(19,987)	(19,987)
Stock purchase shares issued				4,268		175	6,554		10,822
Stock unit shares issued				(2,866)		78	2,866		—
Stock options and SSARs exercised				(37,370)		1,182	42,813		5,443
Stock-based compensation expense				48,718					48,718
Excess tax benefits from stock awards exercised				20,834					20,834
Distributions to noncontrolling interests	(61,343)									(39,310)
Contributions from noncontrolling interests	12,547									8,463
Sales and assumptions of additional noncontrolling interests	49,343			(1,299)					(1,299)	55,566
Purchases from noncontrolling interests	(2,103)			(9,486)					(9,486)	(2,100)
Changes in fair value of noncontrolling interests	63,762			(63,762)					(63,762)
Expired put provision	(26,177)			16,717					16,717	9,460
Purchase of treasury stock						(3,795)	(323,348)		(323,348)

Balance at December 31, 2011	$478,216	134,862	$135	$596,300	$3,195,818	(41,221)	$(1,631,694)	$(19,484)	$2,141,075	$127,050

DAVITA HEALTHCARE PARTNERS INC.

CONSOLIDATED STATEMENTS OF EQUITY—(continued)

(dollars and shares in thousands)

	Non- controlling interests subject to put provisions	DaVita HealthCare Partners Inc. Shareholders’ Equity								Non- controlling interests not subject to put provisions
		Common stock		Additional paid-in capital	Retained earnings	Treasury stock		Accumulated other comprehensive income (loss)	Total
		Shares	Amount			Shares	Amount
Comprehensive income:
Net income	66,456				536,017				536,017	38,764
Other comprehensive income								4,187	4,187
Stock purchase shares issued				4,311		101	4,011		8,322
Stock unit shares issued				(8,303)		210	8,303		—
Stock options and SSARs exercised				(83,558)		2,166	85,733		2,175
Stock-based compensation expense				45,384					45,384
Excess tax benefits from stock awards exercised				62,036					62,036
Issuance of common stock associated with the HCP acquisition				684,161		9,380	371,311		1,055,472
Assumption of noncontrolling interests associated with the HCP acquisition										29,850
Distributions to noncontrolling interests	(70,133)									(43,371)
Contributions from noncontrolling interests	26,371									11,024
Sales and assumptions of additional noncontrolling interests	20,124			1,064					1,064	2,432
Purchases from noncontrolling interests	(5,229)			(20,694)					(20,694)	(838)
Changes in fair value of noncontrolling interests	71,901			(71,901)					(71,901)
Held for sale reclassification	(7,014)

Balance at December 31, 2012	$580,692	134,862	$135	$1,208,800	$3,731,835	(29,364)	$(1,162,336)	$(15,297)	$3,763,137	$164,911

See notes to consolidated financial statements.

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

1.	Organization and summary of significant accounting policies

Organization

DaVita HealthCare Partners Inc. primarily operates two major lines of business and, to a lesser extent, various other ancillary services and strategic initiatives, including our international dialysis operations. The Company’s largest line of business is its U.S. dialysis and related lab services business, which operates kidney dialysis centers and provides related lab services primarily in outpatient dialysis centers and in contracted hospitals within the U.S. As of December 31, 2012, the Company operated or provided administrative services through a network of 1,954 U.S. outpatient dialysis centers throughout 44 states and the District of Columbia, serving approximately 153,000 patients. The Company’s other major line of business is HCP, which is a patient- and physician-focused integrated healthcare delivery and management company that provides medical services to members primarily through capitation contracts with some of the nation’s leading health plans.

In addition, as of December 31, 2012, the Company operated or provided administrative services to 36 outpatient dialysis centers located in eight countries outside of the U.S. The Company’s U.S. dialysis and related lab services business and HCP qualify as separately reportable segments and the Company’s other ancillary services and strategic initiatives, including its international operations, have been combined and disclosed in the other segments category.

Basis of presentation

These consolidated financial statements are prepared in accordance with United States generally accepted accounting principles (U.S. GAAP). The financial statements include DaVita HealthCare Partners Inc. and its subsidiaries, partnerships and other entities in which it maintains a 100% or majority voting interest, another controlling financial interest, or of which it is considered the primary beneficiary (collectively, the Company). All significant intercompany transactions and balances have been eliminated. Non-marketable equity investments are recorded under the equity or cost method of accounting based upon whether the Company has significant influence over the investee. For the Company’s international subsidiaries, local currencies are considered their functional currencies. Translation adjustments result from translating the Company’s international subsidiaries’ financial statements from their functional currencies into the Company’s reporting currency (USD).

The Company has evaluated subsequent events through the date these consolidated financial statements were issued and has included all necessary disclosures.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions that affect the reported amounts of revenues, expenses, assets, liabilities, contingencies and noncontrolling interests subject to put provisions. Although actual results in subsequent periods will differ from these estimates, such estimates are developed based on the best information available to management and management’s best judgments at the time made. All significant assumptions and estimates underlying the amounts reported in the financial statements and accompanying notes are regularly reviewed and updated when necessary. Changes in estimates are reflected in the financial statements based upon on-going actual experience trends, or subsequent settlements and realizations depending on the nature and predictability of the estimates and contingencies. Interim changes in estimates related to annual operating costs are applied prospectively within annual periods.

The most significant assumptions and estimates underlying these financial statements and accompanying notes involve revenue recognition and accounts receivable, impairments of long-lived assets and valuation

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

adjustments, accounting for income taxes, quarterly and annual variable compensation accruals, consolidation of variable interest entities, purchase accounting valuation estimates, other fair value estimates, stock-based compensation and medical liability claims. Specific estimating risks and contingencies are further addressed within these notes to the consolidated financial statements.

Patient service net revenues and accounts receivable

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

Revenues associated with Medicare and Medicaid programs are recognized based on: (a) the payment rates that are established by statute or regulation for the portion of payment rates paid by the government payor (e.g., 80% for Medicare patients) and (b) for the portion not paid by the primary government payor, estimates of the amounts ultimately collectible from other government programs paying secondary coverage (e.g., Medicaid secondary coverage), the patient’s commercial health plan secondary coverage, or the patient. Effective January 1, 2011, the Company’s reimbursements from Medicare are now subject to certain variations under Medicare’s single bundled payment rate system, whereby reimbursements can be adjusted for certain patient characteristics and other factors. The Company’s revenue recognition will depend upon its ability to effectively capture, document and bill for Medicare’s base payment rate as well as these other variable factors.

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

Under Medicare’s bundled payment rate system, services covered by Medicare are now subject to a greater degree of estimating risk, whereby reimbursements from Medicare can vary significantly depending upon certain patient characteristics and other variable factors. Prior to January 1, 2011, services covered by Medicare as well as Medicaid were less subject to estimating risks since both Medicare and Medicaid rates used a prospective payment method established in advance with definitive terms. Even with the bundled payment rate system, Medicare payments for bad debt claims are still subject to individual center profitability, as established by cost reports, and require evidence of collection efforts. As a result, billing and collection of Medicare bad debt claims can be delayed significantly, and final payment is subject to audit.

Medicaid payments, when Medicaid coverage is secondary, can also be difficult to estimate. For many states, Medicaid payment terms and methods differ from Medicare, and may prevent accurate estimation of individual payment amounts prior to billing.

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

The Company’s range of revenue estimating risk for the dialysis and related lab services segment is generally expected to be within 1% of its revenue. Changes in revenue estimates for prior periods are not material.

HCP revenue

The Company’s associated medical groups are licensed to contract with health maintenance organizations (HMOs), to provide physician services in California, and to provide both hospital and physician services under global risk capitation contracts in Florida and Nevada. HCP’s revenues consist primarily of fees for medical services provided by these medical group entities’ payments from capitated contracts with various HMOs and revenues under risk-sharing programs. Capitation revenue under HMO contracts is prepaid monthly based on the number of enrollees electing physicians affiliated with one of the medical group entities as their health care provider, regardless of the level of actual medical services utilized. Capitation revenue is reported as revenue in the month in which enrollees are entitled to receive health care. A portion of the capitation revenue pertaining to Medicare enrollees is subject to possible retroactive premium risk adjustments based on their individual acuity. Due to lack of sufficient data to project the amount of such retroactive adjustments, the Company records any corresponding retroactive revenues in the year of receipt.

Capitation and risk-sharing revenue

Depending on the applicable state regulation regarding global risk capitation, revenues may be received by the Company or by an independent hospital with which the Company contracts under various managed care-related administrative services agreements. In the Florida and Nevada service markets, the global capitation revenue is recorded by the Company with the corresponding cost of medical care reported by the Company as patient care costs. In California, the Company receives professional capitation and either the health plan retains in a shared risk pool or the independent hospitals receive the institutional capitation revenues. The revenues are used to pay medical claims for the related enrollees. The Company is entitled to any residual amounts and bears the risk of any deficits. In all cases, an estimate is made for the cost of medical services that have been incurred and where no medical claim has been received (IBNR).

Under risk-sharing programs, the medical groups share in the risk for hospitalization services and earn additional incentive revenues or incur penalties based on the utilization of hospital services. Estimated shared-risk receivables from the HMOs are recorded based upon hospital utilization and associated costs incurred by assigned HMO enrollees, including an estimate of IBNR compared to budgeted funding. Differences between actual contract settlements and estimated receivables are recorded in the year of final settlement. The medical groups also receive other incentive payments from health plans based on specified performance and quality criteria. These amounts are accrued when earned and the amounts can be reasonably estimated, and are included in HCP’s revenues.

Patient service revenues

Patient service revenues earned by HCP are recognized in the period services are provided, net of an estimated contractual allowance.

Other revenues

Other revenues consist of the non-patient service revenues associated with the ancillary services and strategic initiatives, management and administrative support services that are provided to outpatient dialysis centers that the Company does not own or in which the Company owns a minority equity interest, retail

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

pharmacies and medical consulting services. In addition, the Company receives payments from payors not directly related to patient care. The Company also provides administrative and management support services to a joint venture that provides medical services in which the Company owns a 50% interest. Management fees are principally determined as a percentage of the managed operations’ revenues or cash collections and in some cases an additional component based upon a percentage of operating income. Management fees are included in net revenues when earned and represent less than 1% of total consolidated operating revenues. Revenues related to medical consulting services are recognized in the period services are provided.

Allowance for uncollectible accounts

Net revenue recognition and allowances for uncollectible billings require the use of estimates of the amounts that will ultimately be realized considering, among other items, retroactive adjustments that may be associated with regulatory reviews, audits, billing reviews and other matters. The Company’s policy is to write-off any uncollectible accounts receivable balance only after all collection efforts have been exhausted or when write-off is mandated by federal or state policies or required by certain payor contracts. It is also the Company’s policy to write-off any accounts receivable balance associated with any payors or patients when the Company receives notification of a bankruptcy filing.

Other income

Other income includes interest income on cash investments and other non-operating gains from investment transactions.

Cash and cash equivalents

Cash equivalents are short-term highly liquid investments with maturities of three months or less at date of purchase.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist principally of pharmaceuticals and dialysis-related supplies. Rebates related to inventory purchases are recorded when earned and are based on certain qualification requirements which are dependent on a variety of factors including future pricing levels by the manufacturer and data submission.

Funds on deposit with a third party

The Company has established a risk sharing arrangement with a local hospital, wherein the Company shares in any surplus or deficit. One of the terms of this agreement is the establishment of a segregated investment fund to ensure adequate cash to pay IBNR. The Company and the hospital monitor the reserve balance to maintain the adequacy of funds on deposit. The Company has recorded $70,922 as of December 31, 2012, in other current assets on the consolidated balance sheet.

Property and equipment

Property and equipment is stated at cost less accumulated depreciation and amortization and is further reduced by any impairments. Maintenance and repairs are charged to expense as incurred. Depreciation and

DAVITA HEALTHCARE PARTNERS INC.

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

Investments

Based upon the Company’s intentions and strategy concerning investments in debt and equity securities, the Company classifies certain debt securities as held-to-maturity and measures them at amortized cost. The Company classifies equity securities that have readily determinable fair values and certain other debt securities as available for sale and measures them at fair value. Unrealized gains or losses from available for sale investments are recorded in other comprehensive income until realized.

Amortizable intangibles

Amortizable intangible assets and liabilities include customer relationships, trade names, provider networks, practice management tools, non-competition and similar agreements, lease agreements, hospital acute services contracts, deferred debt financing costs and the alliance and product supply agreement, each of which have finite useful lives. Amortization expense is computed using the straight-line method over the useful lives of the assets estimated as follows: customer relationships, ten to twenty years; trade names, provider networks and practice management tools, two to fifteen years; non-competition and similar agreements, two to ten years; The alliance and product supply agreement, ten years; and lease agreements and hospital acute service contracts, over the term of the lease or contract period, respectively. Deferred debt financing costs are amortized to debt expense over the term of the related debt using the effective interest method.

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

Impairment of long-lived assets

Long-lived assets, including property and equipment, equity investments in non-consolidated businesses, and amortizable intangible assets, are reviewed for possible impairment at least annually and whenever significant events or changes in circumstances indicate that an impairment may have occurred, including changes in the Company’s business strategy and plans, changes in the quality or structure of its relationships with its partners or deteriorating operating performance of individual outpatient dialysis centers or other operations. An impairment is indicated when the sum of the expected future undiscounted net cash flows identifiable to an asset or asset group is less than its carrying amount. Impairment losses are measured based upon the difference between the actual or estimated fair values, which are based on market values, net realizable values or projections of discounted net cash flows, as appropriate, compared to the carrying amount of the asset. Impairment charges are included in operating expenses.

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

Medical liability costs

The medical groups are responsible for integrated care that the associated physicians and contracted hospitals provide to assigned HMO enrollees. The Company provides integrated care to health plan enrollees through a network of contracted providers under sub-capitation and direct patient service arrangements, company-operated clinics and staff physicians. Medical costs for professional and institutional services rendered by contracted providers are recorded as patient care costs in the consolidated statements of income. Costs for operating medical clinics, including the salaries of medical and non-medical personnel and support costs, are also recorded in patient care costs.

An estimate of amounts due to contracted physicians, hospitals, and other professional providers is included in medical payables in the accompanying consolidated balance sheets. Medical claims payable include claims reported as of the balance sheet date and estimates of IBNR. Such estimates are developed using actuarial methods and are based on many variables, including the utilization of health care services, historical payment patterns, cost trends, product mix, seasonality, changes in membership, and other factors. The estimation methods and the resulting reserves are continually reviewed and updated. Many of the medical contracts are complex in nature and may be subject to differing interpretations regarding amounts due for the provision of various services. Such differing interpretations may not come to light until a substantial period of time has passed following the contract implementation. Any adjustments to reserves are reflected in current operations.

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

The Company uses a recognition threshold of more-likely-than-not and a measurement attribute on all tax positions taken or expected to be taken in a tax return in order to be recognized in the financial statements. Once the recognition threshold is met, the tax position is then measured to determine the actual amount of benefit to recognize in the financial statements.

Self insurance

The Company maintains insurance reserves for professional and general liability and workers’ compensation in excess of certain individual and or aggregate amounts not covered by third-party carriers. The Company estimates the self-insured retention portion of professional and general liability and workers’ compensation risks using third-party actuarial calculations that are based upon historical claims experience and expectations for future claims. In addition, HCP has purchased its primary professional and general liability insurance from California Medical Group Insurance (CMGI) in which the Company owns an equity interest of 67%.

Noncontrolling interests

Noncontrolling interests represent third-party minority equity ownership interests in consolidated entities which are majority-owned by the Company, as well as the equity ownership interests in entities that are not

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

owned by the Company but which are consolidated for financial statement reporting purposes. As of December 31, 2012, third parties held noncontrolling ownership interests in approximately 250 consolidated entities.

Stock-based compensation

The Company’s stock-based compensation awards are measured at their estimated fair values on the date of grant if settled in shares, or at their estimated fair values at the end of each reporting period if settled in cash. The value of stock-based awards so measured is recognized as compensation expense on a cumulative straight-line basis over the vesting terms of the awards, adjusted for expected forfeitures. Stock-based compensation to be settled in shares is recorded to the Company’s shareholders’ equity, while stock-based compensation to be settled in cash is recorded to a liability.

Interest rate swap and cap agreements

The Company has several interest rate swap agreements as a means of hedging its exposure to and volatility from variable-based interest rate changes as part of its overall interest rate risk management strategy. These agreements are designated as cash flow hedges and are not held for trading or speculative purposes. The swap agreements have the economic effect of converting the LIBOR variable component of the Company’s interest rate to fixed rates on the Company’s Term Loan A outstanding balance. In addition, the Company has several interest rate cap agreements that have the economic effect of capping the Company’s maximum exposure to LIBOR variable interest rate changes on specific portions of the Company’s Term Loan B totaling $1,250,000. See Note 13 to the consolidated financial statements for further details.

Fair value estimates

The Company currently measures the fair value of certain assets, liabilities (including contingent earn-out consideration) and noncontrolling interests subject to put provisions (temporary equity) based upon certain valuation techniques that include observable or unobservable market inputs and assumptions that market participants would use in pricing these assets, liabilities and temporary equity. The Company has also classified its assets, liabilities and temporary equity into the appropriate fair value hierarchy levels as defined by the FASB. See Note 23 to the consolidated financial statements for further details.

New accounting standards

On January 1, 2012, the Company adopted the FASB, ASU No. 2011-08, Intangibles-Goodwill and Other. This standard amends the two-step goodwill impairment test required under the prior accounting guidance. This amendment allows reporting entities the option to first assess certain qualitative factors to ascertain whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount to determine whether the two-step impairment test is necessary. If an entity concludes that certain events or circumstances demonstrate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the entity is required to proceed to step one of the two-step goodwill impairment test. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

On January 1, 2012, the Company adopted FASB’s ASU No. 2011-07, Health Care Entities-Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts. This standard amends the prior presentation and disclosure requirements for health care entities that recognize

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

significant amounts of patient service revenues at the time the services are rendered without assessing the patient’s ability to pay. This standard requires health care entities to reclassify the provision for bad debts from an operating expense to a deduction from patient service revenues. In addition, this standard requires more disclosure on the policies for recognizing revenue, assessing bad debts, as well as quantitative and qualitative information regarding changes in the allowance for doubtful accounts. This standard was applied retrospectively to all prior periods presented. Upon adoption of this standard, the Company changed its presentation of its provision for uncollectible accounts related to patient service revenues as a deduction from its patient service operating revenues and enhanced its disclosures as indicated above. See Note 3 to the condensed consolidated financial statements for further details.

On January 1, 2012, the Company adopted FASB’s ASU No. 2011-05 as amended by ASU No. 2011-12, Comprehensive Income—Presentation of Comprehensive Income. This standard amends the prior presentation requirements for comprehensive income by eliminating the presentation of the components of other comprehensive income within the statement of equity. This standard allows two alternatives on how to present the various components of comprehensive income. These alternatives are either to report the components of comprehensive income separately on the income statement or to present total other comprehensive income and the components of other comprehensive income in a separate statement. This standard does not change the items that must be reported in other comprehensive income or when an item must be reclassified into net income. The FASB temporarily deferred the requirement to present separate line items on the statement of income for the amounts that would be realized and reclassified out of accumulated other comprehensive income into net income. No timetable has been set for FASB’s reconsideration of this item. This standard, except for the deferred requirements described above, was applied retrospectively. Upon adoption of this standard, the Company presented total other comprehensive income and the components of other comprehensive income in a separate statement of comprehensive income.

On January 1, 2012, the Company adopted FASB’s ASU No. 2011-04, Fair Value Measurement. This standard amends the current fair value measurement and disclosure requirements to improve comparability between U.S. GAAP and IFRS. The intent of this standard is to update the disclosures that describe several of the requirements in U.S. GAAP for measuring fair value and to enhance disclosures about fair value measurements in a manner that will improve consistency between U.S. GAAP and IFRS. This standard does not change the application of the requirements on fair value measurements and disclosures. This standard was applied prospectively, and did not have a material impact on the Company’s consolidated financial statements.

2.	Earnings per share

Basic net income per share is calculated by dividing net income attributable to DaVita HealthCare Partners Inc., net of the decrease (increase) in noncontrolling interest redemption rights in excess of fair value, by the weighted average number of common shares and vested stock units outstanding, net of shares held in escrow that under certain circumstances may be returned to the Company.

Diluted net income per share includes the dilutive effect of outstanding stock-settled stock appreciation rights, stock options and unvested stock units (under the treasury stock method) as well as shares held in escrow that the Company expects will remain outstanding.

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

The reconciliations of the numerators and denominators used to calculate basic and diluted net income per share are as follows:

	Year ended December 31,
	2012	2011	2010
	(shares in thousands)
Basic:
Income from continuing operations attributable to DaVita HealthCare Partners Inc.	$536,236	$496,182	$403,956
Decrease (increase) in noncontrolling interest redemption rights in excess of fair value	—	335	(68)

Income from continuing operations for basic earnings per share calculation	$536,236	$496,517	$403,888
Discontinued operations attributable to DaVita HealthCare Partners Inc.	(219)	(18,181)	1,727

Net income attributable to DaVita HealthCare Partners Inc. for basic earnings per share calculation	$536,017	$478,336	$405,615

Weighted average shares outstanding during the period	96,198	94,655	101,497
Vested stock units	3	3	7
Contingently returnable shares held in escrow for the DaVita HealthCare Partners merger	(183)	—	—

Weighted average shares for basic earnings per share calculation	96,018	94,658	101,504

Basic income from continuing operations per share attributable to DaVita HealthCare Partners Inc.	$5.58	$5.25	$3.98

Basic net income per share attributable to DaVita HealthCare Partners Inc.	$5.58	$5.05	$4.00

Diluted:
Income from continuing operations attributable to DaVita HealthCare Partners Inc.	$536,236	$496,182	$403,956
Decrease (increase) in noncontrolling interest redemption rights in excess of fair value	—	335	(68)

Income from continuing operations for diluted earnings per share calculation	$536,236	$496,517	$403,888
Discontinued operations attributable to DaVita HealthCare Partners Inc.	(219)	(18,181)	1,727

Net income attributable to DaVita HealthCare Partners Inc. for diluted earnings per share calculation	$536,017	$478,336	$405,615

Weighted average shares outstanding during the period	96,198	94,655	101,497
Vested stock units	3	3	7
Assumed incremental shares from stock plans	1,770	1,874	1,555

Weighted average shares for diluted earnings per share calculation	97,971	96,532	103,059

Diluted income from continuing operations per share attributable to DaVita HealthCare Partners Inc.	$5.47	$5.14	$3.92

Diluted net income per share attributable to DaVita HealthCare Partners Inc.	$5.47	$4.96	$3.94

Anti-dilutive stock-settled awards excluded from calculation(1)	1,308	2,388	1,452

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

(1)	Shares associated with stock-settled stock appreciation rights and stock options excluded from the diluted denominator calculation because they are anti-dilutive under the treasury stock method.

3.	Accounts receivable

Approximately 17% and 16% of the accounts receivable balances as of December 31, 2012 and 2011, respectively, were more than six months old, and there were no significant balances over one year old. Accounts receivable are principally from Medicare and Medicaid programs and commercial insurance plans.

Accounts receivable are reduced by an allowance for doubtful accounts. In evaluating the ultimate collectability of the Company’s accounts receivable, the Company analyzes its historical cash collection experience and trends for each of its government payors and commercial payors to estimate the adequacy of the allowance for doubtful accounts and the amount of the provision for uncollectible accounts. Management regularly updates its analysis based upon the most recent information available to it to determine its current provision for uncollectible accounts and the adequacy of its allowance for doubtful accounts. For receivables associated with services provided to patients covered by government payors, like Medicare, the Company receives 80% of the payment directly from Medicare as established under the government’s bundled payment system and determines an appropriate allowance for doubtful accounts and provision for uncollectible accounts on the remaining balance due depending upon the Company’s estimate of the amounts ultimately collectible from other secondary coverage sources or from the patients. For receivables associated with services to patients covered by commercial payors that are either based upon contractual terms or for non-contracted health plan coverage, the Company provides an allowance for doubtful accounts by recording a provision for uncollectible accounts based upon its historical collection experience, potential inefficiencies in its billing processes and for which collectability is determined to be unlikely. Approximately 2% of the Company’s accounts receivable are associated with patient pay and it is the Company’s policy to reserve 100% of these outstanding accounts receivable balances when the amounts due are outstanding for more than four months.

During the year ended December 31, 2012 and 2011, the Company’s allowance for doubtful accounts (decreased) increased by approximately $(5,221) and $14,714, respectively. The decrease in 2012 was primarily due to higher non-covered Medicare write-offs during the period in the Company’s U.S. dialysis business. There were no unusual non-acquisition transactions impacting the allowance for doubtful accounts.

4.	Other receivables

Other receivables were comprised of the following:

	December 31,
	2012	2011
Supplier rebates and non-trade receivables	$207,590	$207,062
Medicare bad debt claims	41,211	57,232
Operating advances under management and administrative services agreements	16,870	17,174

	$265,671	$281,468

Operating advances under management and administrative services agreements are generally unsecured.

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

5.	Other current assets

Other current assets consist principally of prepaid expenses, funds on deposit with third parties and held for sale assets.

	December 31,
	2012	2011
Prepaid expenses	$75,853	$48,256
Funds on deposit with third parties	70,922	—
Held for sale assets	51,547	—
Other	3,250	1,093

	$201,572	$49,349

6.	Property and equipment

Property and equipment were comprised of the following:

	December 31,
	2012	2011
Land	$35,633	$23,004
Buildings	148,881	34,173
Leasehold improvements	1,494,677	1,266,499
Equipment and information systems	1,578,098	1,269,343
New center and capital asset projects in progress	137,387	144,124

	3,394,676	2,737,143
Less accumulated depreciation	(1,522,306)	(1,304,492)

	$1,872,370	$1,432,651

Depreciation expense on property and equipment was $299,810, $247,966 and $217,793 for 2012, 2011 and 2010, respectively.

Interest on debt incurred during the development of new centers and other capital asset projects is capitalized as a component of the asset cost based on the respective in-process capital asset balances. Interest capitalized was $8,126, $4,887 and $2,621 for 2012, 2011 and 2010, respectively.

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

7.	Amortizable intangibles

Amortizable intangible assets were comprised of the following:

	December 31,
	2012	2011
Customer relationships	$1,486,160	$—
Trade names	170,494	—
Provider network and practice management tools	184,686	—
Noncompetition and other agreements	460,011	335,012
Lease agreements	9,574	8,081
Deferred debt financing costs	121,176	66,011

	2,432,101	409,104
Less accumulated amortization	(304,323)	(249,613)

Total amortizable intangible assets	$2,127,778	$159,491

Amortization expense from amortizable intangible assets, other than lease agreements and deferred debt financing costs, was $47,489, $21,589 and $19,085 for 2012, 2011 and 2010, respectively. Deferred debt issuance costs were amortized to debt expense as described in Note 13 to these consolidated financial statements. Lease agreement intangible assets and liabilities were amortized to rent expense in the amounts of $103, $361 and $480 for 2012, 2011 and 2010, respectively.

Amortizable intangible liabilities were comprised of the following:

	December 31,
	2012	2011
Alliance and product supply agreement commitment (See Note 22)	$68,200	$68,200
Less accumulated amortization	(53,543)	(48,213)

Net Alliance and product supply agreement	14,657	19,987
Lease agreements (net of accumulated amortization of $226)	5,338	—

	$19,995	$19,987

Amortization benefit recognized from the alliance and product supply agreement was $5,330 each for 2012, 2011 and 2010, respectively. Lease agreement intangible liabilities are classified in other long-term liabilities and amortized to rent expense.

Scheduled amortization charges from intangible assets and liabilities as of December 31, 2012 were as follows:

	Customer relationships	Trade names	Provider network and practice management tools	Noncompetition and other agreements	Lease agreements, net	Deferred debt financing costs	Alliance and product supply agreement liability
2013	$74,634	$16,536	$26,338	$42,139	$(1,248)	$19,381	$(5,330)
2014	74,634	16,503	26,338	40,087	(1,432)	18,564	(5,330)
2015	74,634	16,340	26,338	35,206	(1,319)	16,939	(3,997)
2016	74,634	16,340	26,338	25,009	(735)	12,769	—
2017	74,634	16,340	26,330	22,373	(569)	9,688	—
Thereafter	1,100,614	85,679	48,613	45,268	(406)	18,909	—

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

8.	Equity investments

Equity investments in non-consolidated businesses were $35,150 and $27,325 at December 31, 2012 and 2011, respectively. During 2012, 2011 and 2010, the Company recognized income of $16,377, $8,776 and $8,999, respectively, relating to equity investments in non-consolidated businesses under the equity method of accounting. In 2012, the Company’s equity method investment income included $4,980 of equity income from HCP’s equity investments.

9.	Investments in debt and equity securities

Based on the Company’s intentions and strategy concerning investments in debt securities, the Company classifies certain debt securities as held-to-maturity and records them at amortized cost. Equity securities that have readily determinable fair values including those of mutual funds and other debt securities are classified as available for sale and recorded at fair value.

The Company’s investments in securities consist of the following:

	December 31, 2012			December 31, 2011
	Held to maturity	Available for sale	Total	Held to maturity	Available for sale	Total
Certificates of deposit, money market funds and U.S. treasury notes due within one year	$5,938	$—	$5,938	$11,754	$—	$11,754
Investments in mutual funds and common stock	—	15,185	15,185	—	15,535	15,535

	$5,938	$15,185	$21,123	$11,754	$15,535	$27,289

Short-term investments	$5,938	$1,200	$7,138	$11,754	$5,645	$17,399
Long-term investments	—	13,985	13,985	—	9,890	9,890

	$5,938	$15,185	$21,123	$11,754	$15,535	$27,289

The cost of certificates of deposit and money market funds at December 31, 2012 and 2011, and U.S. treasury notes at December 31, 2011, approximate fair value. As of December 31, 2012 and 2011, available for sale investments included $2,146 and $(255), respectively, of gross pre-tax unrealized gains (losses). During 2012 and 2011 the Company recorded gross pre-tax unrealized gains (losses) of $2,524 and $(986), respectively, in other comprehensive income associated with changes in the fair value of these investments. During 2012, the Company sold investments in mutual funds for net proceeds of $7,211, and recognized a pre-tax gain of $123, or $75 after tax, that was previously recorded in other comprehensive income. During 2011, the Company sold investments in mutual funds for net proceeds of $1,149, and recognized a pre-tax gain of $93, or $57 after tax, that was previously recorded in other comprehensive income.

In addition, as of December 31, 2011, available for sale securities included the fair value of NxStage common stock totaling $4,445, based on its quoted price as reported by NASDAQ. Under the terms of the NxStage First National Service Provider Agreement effective July 22, 2010, the Company may, in lieu of a cash rebate, vest in warrants to purchase NxStage common stock based on achieving certain System One home patient growth targets by June 30, 2011, 2012 and 2013. The warrants are exercisable for up to a cumulative total of 5,500,000 shares of common stock over three years at an initial exercise price of $14.22 per share. As of June 30, 2011, the Company earned warrants to purchase 250,000 shares of NxStage common stock and in October 2011, the Company exercised its right and purchased these shares for a total of $3,555. In February 2012, the Company sold all 250,000 shares for $5,246. During 2012, the Company did not earn any warrants as a result of not meeting the System One home patient growth targets.

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

Investments in mutual funds classified as available for sale are held within a trust to fund existing obligations associated with several of the Company’s non-qualified deferred compensation plans.

During the year ended December 31, 2012, the Company received a total of $7,100 in capital deposits released from various state regulatory agencies that had previously been held by those agencies to maintain certain regulatory capital requirements of the special needs plans of VillageHealth, which plans were discontinued in 2009. As of December 31, 2012, the Company has received the majority of funds that were previously held by the various state regulatory agencies.

10.	Goodwill

Changes in the value of goodwill by reportable segments were as follows:

	Year ended December 31, 2012
	U.S. dialysis and related lab services	HCP	Other ancillary services and strategic initiatives	Consolidated total
Balance at January 1	$4,865,864	$—	$81,112	$4,946,976
Acquisitions	443,997	3,518,790	88,611	4,051,398
Divestitures	(709)	—	—	(709)
Held for sale	—	—	(31,853)	(31,853)
Other adjustments	—	—	(843)	(843)

Balance at December 31	$5,309,152	$3,518,790	$137,027	$8,964,969

	Year ended December 31, 2011
	U.S. dialysis and related lab services	Other ancillary services and strategic initiatives	Consolidated total
Balance at January 1	$4,022,365	$68,942	$4,091,307
Acquisitions	853,336	36,170	889,506
Divestitures	(9,837)	—	(9,837)
Impairment charge	—	(24,000)	(24,000)

Balance at December 31	$4,865,864	$81,112	$4,946,976

Each of the Company’s operating segments described in Note 24 to these consolidated financial statements represents an individual reporting unit for goodwill impairment testing purposes, except that HCP is comprised of four reporting units, our direct primary care segment is comprised of two reporting units and each sovereign jurisdiction within our international operations segment is considered a separate reporting unit.

Within the U.S. dialysis and related lab services operating segment, the Company considers each of its dialysis centers to constitute an individual business for which discrete financial information is available. However, since these dialysis centers have similar operating and economic characteristics, and since resource allocation and significant investment decisions concerning these businesses are highly centralized and the benefits broadly distributed, the Company has aggregated these centers and deemed them to constitute a single reporting unit.

The Company has applied a similar aggregation to the HCP practice management operations in each region, to the infusion therapy branches in its infusion therapy services reporting unit, to the consolidated vascular access

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

service centers in its vascular access services reporting unit, and to the physician practices in its physician services reporting unit. For the Company’s additional operating segments, no component below the level of the operating segment is considered a discrete business and therefore these operating segments directly constitute individual reporting units.

During the year ended 2012, the Company did not record any goodwill impairment charges. As of December 31, 2012, none of the goodwill associated with the Company’s various reporting units was considered at risk of impairment. Since the date of the Company’s last annual goodwill impairment test, there have been no material developments, events, changes in operating performance or other changes in circumstances that would cause management to believe it is more likely than not that the fair value of any of its reporting units would be less than its carrying amount.

In the second quarter of 2011, the Company determined that circumstances indicated it was more likely than not that the fair value of one of its ancillary businesses, HomeChoice, which provides infusion therapy services, was less than its carrying amount. The primary factor in forming the Company’s conclusion was the recent decline in the operating performance of HomeChoice caused mainly by rapid expansion. This led management to revise its view of HomeChoice’s organizational growth capability and scale back significantly its plans for HomeChoice’s future growth initiatives and to update HomeChoice’s forecasts and current operating budgets accordingly. These revisions reflected the current and expected future cash flows that the Company believed market participants would use in determining the fair value of HomeChoice. As a result, in the second quarter of 2011, the Company estimated that the carrying amount of goodwill related to HomeChoice exceeded its implied fair value by $24,000, resulting in a pre-tax goodwill impairment charge of that amount. This amount is included as a component of income from operations of discontinued operations. As of December 31, 2011, after giving effect to this impairment charge, the Company had approximately $32,000 of HomeChoice goodwill remaining.

11.	Other liabilities

Other accrued liabilities were comprised of the following:

	December 31,
	2012	2011
Payor refunds and retractions	$163,520	$193,966
Contingent earn-out consideration	142,244	—
Insurance and self-insurance accruals	78,073	72,835
Accrued interest	44,884	17,469
Other medical payables	39,698	—
Held for sale	18,440	—
Accrued non-income tax liabilities	17,976	15,174
Other	58,530	29,163

	$563,365	$328,607

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

12.	Income taxes

A reconciliation of the beginning and ending liability for unrecognized tax benefits that do not meet the more-likely-than-not threshold were as follows:

	Year ended December 31,
	2012	2011
Balance beginning	$8,943	$8,138
Additions for tax positions related to current year	2,102	2,052
Additions for tax positions related to prior years	58,369	786
Reductions for tax positions related to prior years	(1,868)	(2,033)

Balance ending	$67,546	$8,943

The additions for tax positions related to prior years represent acquired tax reserves.

As of December 31, 2012, the Company had unrecognized tax benefits totaling $41,706 that would affect the Company’s effective tax rate, if recognized.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in its income tax expense. At December 31, 2012 and 2011, the Company had approximately $12,073 and $3,420, respectively, accrued for interest and penalties related to unrecognized tax benefits, net of federal tax benefits.

The Company and its subsidiaries file U.S. federal income tax returns and various state returns. The Company is no longer subject to U.S. federal, state and local examinations by tax authorities for years before 2006.

Income tax expense consisted of the following:

	Year ended December 31,
	2012	2011	2010
Current:
Federal	$263,126	$217,886	$153,502
State	52,872	44,403	31,338
Deferred:
Federal	41,420	48,974	67,901
State	2,345	4,462	7,498

	$359,763	$315,725	$260,239

The allocation of income tax expense was as follows:

	Year ended December 31,
	2012	2011	2010
Continuing operations	$359,845	$325,292	$258,874
Discontinued operations	(82)	(8,873)	1,365
Loss on discontinued operations	—	(694)	—

	$359,763	$315,725	$260,239

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

Deferred tax assets and liabilities arising from temporary differences associated with continuing operations were as follows:

	December 31,
	2012	2011
Receivables	$127,109	$125,159
Alliance and product supply agreement	5,702	7,775
Accrued liabilities	229,757	163,770
Net operating loss carryforwards	103,458	117,831
Other	56,391	64,120

Deferred tax assets	522,417	478,655
Valuation allowance	(12,585)	(14,728)

Net deferred tax assets	509,832	463,927

Intangible assets	(698,225)	(439,203)
Property and equipment	(195,639)	(164,404)
Other	(6,934)	(3,036)

Deferred tax liabilities	(900,798)	(606,643)

Net deferred tax liabilities	$(390,966)	$(142,716)

At December 31, 2012, the Company had federal net operating loss carryforwards of approximately $259,962 that expire through 2032, state net operating loss carryforwards of $288,569 that expire through 2032 and international net operating loss carryforwards of $8,866, some of which have an indefinite life. The utilization of a portion of these losses may be limited in future years based on the profitability of certain entities. The valuation allowance decrease of $2,143 is primarily due to changes in the estimated tax benefit and utilization of state operating losses.

The reconciliation between the Company’s effective tax rate from continuing operations and the U.S. federal income tax rate is as follows:

	Year ended December 31,
	2012	2011	2010
Federal income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	4.0	4.1	3.9
Changes in deferred tax valuation allowances	—	(0.3)	(0.1)
Other	1.1	0.9	0.1
Impact of noncontrolling interests primarily attributable to non-tax paying entities	(4.2)	(4.2)	(4.0)

Effective tax rate	35.9%	35.5%	34.9%

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

13.	Long-term debt

Long-term debt was comprised of the following:

	December 31,
	2012	2011
Senior Secured Credit Facilities:
Term Loan A	$900,000	$950,000
Term Loan A-2	—	199,500
Term Loan A-3	1,350,000	—
Term Loan B	1,715,000	1,732,500
Term Loan B-2	1,650,000	—
Senior notes	2,800,000	1,550,000
Acquisition obligations and other notes payable	64,276	37,447
Capital lease obligations	96,594	43,364

Total debt principal outstanding	8,575,870	4,512,811
Discount on long-term debt	(21,545)	(7,842)

	8,554,325	4,504,969
Less current portion	(227,791)	(87,345)

	$8,326,534	$4,417,624

Scheduled maturities of long-term debt at December 31, 2012 were as follows:

2013	$227,791
2014	263,821
2015	841,648
2016	1,891,094
2017	908,013
Thereafter	4,443,503

Senior Secured Credit Facility and 5 3/4% New Senior Notes

In conjunction with the acquisition of HCP, on November 1, 2012, the Company borrowed an additional $3,000,000 under an amended Credit Agreement. The amended Credit Agreement consists of a new five year Term Loan A-3 facility in an aggregate principal amount of $1,350,000 and a new seven year Term Loan B-2 facility in an aggregate principal amount of $1,650,000. The new Term Loan A-3 initially bears interest at LIBOR plus an interest rate margin of 2.50% subject to adjustment depending upon the Company’s leverage ratio and can range from 2.00% to 2.50%. This new Term Loan A-3 requires annual principal payments of $67,500 in 2013 and 2014, $135,000 in 2015, and $202,500 in 2016 with the balance due of $877,500 in 2017. The Term Loan B-2 bears interest at LIBOR (floor at 1.00%) plus an interest rate margin of 3.00%. The Term Loan B-2 requires annual principal payments of $16,500 in 2013 through 2018 with the balance of $1,551,000 due in 2019. The new borrowings under the Credit Agreement are guaranteed by substantially all of the Company’s direct and indirect wholly-owned domestic subsidiaries and are secured by substantially all of the Company’s and its guarantors assets. In addition, The Company also amended certain financial covenants and various other provisions to provide operating and financial flexibility. However, the amended Credit Agreement still contains certain customary affirmative and negative covenants such as various restrictions on investments, acquisitions,

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

the payment of dividends, redemptions and acquisitions of capital stock, capital expenditures and other indebtedness, as well as limitations on the amount of tangible net assets in non-guarantor subsidiaries. Many of these restrictions will not apply as long the Company’s leverage ratio is below 3.50:1.00. In addition, the Credit Agreement requires compliance with financial covenants including an interest coverage ratio and a leverage ratio that determines the interest rate margins as described above.

On August 28, 2012, the Company also issued $1,250,000 of 5 3/4% New Senior Notes. The 5 3/4% New Senior Notes will pay interest on February 15 and August 15 of each year, beginning February 15, 2013. The 5 3/4% New Senior Notes are unsecured senior obligations and rank equally to other unsecured senior indebtedness. The 5 3/4% New Senior Notes are guaranteed by certain domestic subsidiaries of the Company. The Company may redeem some or all of the 5 3/4% New Senior Notes at any time on or after August 15, 2017 at certain redemption prices and prior to such date at a make-whole redemption price. The Company may also redeem up to 35% of the 5 3/4% New Senior Notes at any time prior to August 15, 2015 at certain redemption prices with the proceeds of one or more equity offerings.

The Company received total proceeds of $4,250,000 from these additional borrowings, $3,000,000 from the borrowings on the new Term Loan A-3 and new Term Loan B-2, and an additional $1,250,000 from the 5 3/4% New Senior Notes. The Company used a portion of the proceeds to finance the acquisition of HCP, pay-off the Term Loan A-2 outstanding principal balance and to pay off a portion of HCP’s existing debt as well as to pay fees and expenses of approximately $71,840. As a result of these transactions the Company incurred debt refinancing charges of $10,963, which consists of the write-off of deferred financing costs associated with the payoff of the Term Loan A-2, the write-off of a portion of new fees and other debt costs.

On August 26, 2011, the Company entered into an Increase Joinder Agreement under its existing Credit Agreement, as described below. Pursuant to the Increase Joinder Agreement, the Company increased the revolving credit facility by $100,000, to a total of $350,000, and entered into an additional $200,000 Term Loan A-2. The new Term Loan A-2 required a principal payment of $500 on December 31, 2011, and thereafter requires annual principal payments of $2,000 with a balance of $191,500 due in 2016, and bears interest at LIBOR (floor of 1.00%) plus an interest rate margin of 3.50% subject to a ratings based step-down to 3.25%. The Term Loan A-2 was paid off on November 1, 2012 in conjunction with the acquisition of HCP as described above.

Term Loans

Total outstanding borrowings under Term Loan A, Term Loan A-3, Term Loan B and Term Loan B-2 can consist of various individual tranches that can range in maturity from one month to twelve months (currently all tranches are one month in duration). Each tranche for the Term Loan A and for the Term Loan A-3 bears interest at a LIBOR rate determined by the duration of such tranche plus an interest rate margin, currently 2.50%. The Term Loan A interest rate margin can range from 2.25% to 2.75% and the Term Loan A-3 interest rate margin can range from 2.00% to 2.50% depending upon the Company’s leverage ratio. The LIBOR variable component of the interest rate for each tranche is reset as such tranche matures and a new tranche is established. At December 31, 2012, the overall weighted average interest rate for the Term Loan A and the Term Loan A-3 was determined based upon the LIBOR interest rates in effect for all of the individual tranches plus the interest rate margin. The Company has several interest rate swap agreements that have the economic effect of fixing all of the Term Loan A LIBOR variable component of the Company’s interest rate, as described below. At December 31, 2012, the Term Loan B bears interest at LIBOR (floor of 1.50%) plus a margin of 3.00% subject to a ratings based step-down to 2.75% and the Term Loan B-2 bears interest at LIBOR (floor of 1.00%) plus a margin of

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

3.00%. The Company is subject to these LIBOR-based floors until such time as the LIBOR-based component of the interest rate exceeds 1.50% on the Term Loan B and 1.00% on the Term Loan B-2. At such time, the Company will then be subject to LIBOR-based interest rate volatility on the LIBOR variable component of its interest rate and the overall weighted average interest rate for the Term Loan B and Term Loan B-2 will then be determined based upon the LIBOR interest rates in effect for all individual tranches plus the interest rate margin. The Company has several interest rate cap agreements that have the economic effect of capping the LIBOR variable component of the Company’s interest rate at a maximum of 4.00% on $1,250,000 of outstanding principal debt on the Term Loan B, as described below. The remaining $465,000 outstanding principal balance of the Term Loan B is subject to LIBOR-based interest rate volatility above a floor of 1.50%.

The Company made mandatory principal payments totaling $50,000 on the Term Loan A in 2012 and 2011. In addition, the Company made principal payments totaling $17,500 on the Term Loan B in 2012 and 2011. During 2011, the Company made principal payments totaling $500 on the Term Loan A-2 and made principal payments totaling $1,500 prior to paying off the total outstanding balance in 2012.

Revolving lines of credit

The Company has an undrawn revolving line under the Senior Secured Credit Facilities totaling $350,000, of which approximately $114,853 was committed for outstanding letters of credit. In addition, the Company has $16,250 of undrawn revolving line and $1,286 committed outstanding letters of credit related to HCP.

Senior Notes

The Company’s senior notes as of December 31, 2012, consisted of $775,000 of 6  3/8% senior notes due 2018, $775,000 of 6 5/8% senior notes due 2020 and $1,250,000 of 5 3/4% senior notes due 2022, as discussed above. As of December 31, 2011, the Company’s senior notes consisted of $775,000 of 6 3/8% senior notes due 2018 and $775,000 of 6 5/8% senior notes due 2020.

Interest rate swaps and caps

The Company has several interest rate swap agreements as a means of hedging its exposure to and volatility from variable-based interest rate changes as part of its overall risk management strategy. These agreements are not held for trading or speculative purposes and have the economic effect of converting the LIBOR variable component of the Company’s interest rate to a fixed rate. These swap agreements are designated as cash flow hedges, and as a result, hedge-effective gains or losses resulting from changes in the fair values of these swaps are reported in other comprehensive income until such time as each specific swap tranche is realized, at which time the amounts are reclassified into net income. Net amounts paid or received for each specific swap tranche that have settled have been reflected as adjustments to debt expense. In addition, in January 2011, the Company entered into several interest rate cap agreements that have the economic effect of capping the Company’s maximum exposure to LIBOR variable interest rate changes on specific portions of the Company’s Term Loan B debt, as described below. These cap agreements are also designated as cash flow hedges and, as a result, changes in the fair values of these cap agreements are reported in other comprehensive income. The amortization of the original cap premium is recognized as a component of debt expense on a straight-line basis over the term on the cap agreements. The swap and cap agreements do not contain credit-risk contingent features.

As of December 31, 2012, the Company maintained a total of nine interest rate swap agreements with amortizing notional amounts totaling $900,000. These agreements had the economic effect of modifying the LIBOR variable component of the Company’s interest rate on an equivalent amount of the Company’s Term Loan A to fixed rates ranging from 1.59% to 1.64%, resulting in an overall weighted average effective interest

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

rate of 4.11%, including the Term Loan A margin of 2.50%. The swap agreements expire by September 30, 2014 and require monthly interest payments. The Company estimates that approximately $11,900 of existing unrealized pre-tax losses in accumulated other comprehensive loss at December 31, 2012 will be reclassified into income over the next twelve months.

As of December 31, 2012, the Company maintained five interest rate cap agreements with notional amounts totaling $1,250,000. These agreements have the economic effect of capping the LIBOR variable component of the Company’s interest rate at a maximum of 4.00% on an equivalent amount of the Company’s Term Loan B debt. The cap agreements expire on September 30, 2014.

The following table summarizes the Company’s derivative instruments as of December 31, 2012 and 2011:

	Interest rate swap and cap agreements (liabilities and assets)
	December 31, 2012		December 31, 2011
Derivatives designated as hedging instruments	Balance sheet location	Fair value	Balance sheet location	Fair value
Interest rate swap agreements	Other long- term liabilities	$18,994	Other long- term liabilities	$23,145

Interest rate cap agreements	Other long- term assets	$65	Other long- term assets	$1,381

The following table summarizes the effects of the Company’s interest rate swap and cap agreements for the years ended December 31, 2012, 2011 and 2010:

	Amount of gains (losses) recognized in OCI on interest rate swap and cap agreements			Location of (losses) gains reclassified from accumulated OCI into income	Amount of gains (losses) reclassified from accumulated OCI into income
Derivatives designated as cash flow hedges	Years ended December 31,				Years ended December 31,
	2012	2011	2010		2012	2011	2010
Interest rate swap agreements	$(8,838)	$(35,767)	$(217)	Debt expense	$(12,989)	$(12,622)	$(9,093)
Interest rate cap agreements	(1,316)	(11,777)	—	Debt expense	(3,589)	(3,289)	—
Tax benefit	3,950	18,495	83		6,448	6,190	3,536

Total	$(6,204)	$(29,049)	$(134)		$(10,130)	$(9,721)	$(5,557)

The Company’s overall weighted average effective interest rate during 2012 was 5.16% and as of December 31, 2012 was 4.73%.

Debt expense

Debt expense consisted of interest expense of $275,723, $230,953 and $172,265, including the amortization and accretion of debt discounts and premiums, and amortization of deferred financing costs of $12,831, $10,137 and $9,342 for 2012, 2011 and 2010, respectively. The interest expense amounts are net of capitalized interest.

14.	Leases

The majority of the Company’s facilities are leased under non-cancelable operating leases, ranging in terms from five to 15 years, which contain renewal options of five to ten years at the fair rental value at the time of renewal. The Company’s leases are generally subject to periodic consumer price index increases or contain fixed escalation clauses. The Company also leases certain facilities and equipment under capital leases.

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

Future minimum lease payments under non-cancelable operating leases and capital leases are as follows:

	Operating leases	Capital leases
2013	$329,592	$9,703
2014	306,730	9,635
2015	287,224	9,525
2016	260,109	9,593
2017	232,764	9,780
Thereafter	791,068	92,980

	$2,207,487	141,216

Less portion representing interest		(44,622)

Total capital lease obligations, including current portion		$96,594

Rent expense under all operating leases for 2012, 2011, and 2010 was $345,066, $295,099 and $266,100, respectively. Rent expense is recorded on a straight-line basis, over the term of the lease, for leases that contain fixed escalation clauses or include abatement provisions. Leasehold improvement incentives are deferred and amortized to rent expense over the term of the lease. The net book value of property and equipment under capital leases was $92,667 and $41,514 at December 31, 2012 and 2011, respectively. Capital lease obligations are included in long-term debt. See Note 13 to the consolidated financial statements.

15.	Employee benefit plans

The Company has a savings plan for substantially all employees which has been established pursuant to the provisions of Section 401(k) of the Internal Revenue Code (IRC). The plan allows for employees to contribute a percentage of their base annual salaries on a tax-deferred basis not to exceed IRC limitations. The Company does not provide any matching contributions.

HCP also has various savings plans covering substantially all of its employees which have been established pursuant to the provisions of Section 401(k) of the IRC. The plans provide for multiple employer matching contributions ranging from 0% to 6% of employee contributions. During the period November 1, 2012 through December 31, 2012, the Company made matching contributions totaling approximately $800.

The Company also maintains a voluntary compensation deferral plan, the DaVita Voluntary Deferral Plan. This plan is non-qualified and permits certain employees whose annualized base salary equals or exceeds a minimum annual threshold amount as set by the Company to elect to defer all or a portion of their annual bonus payment and up to 50% of their base salary into a deferral account maintained by the Company. Total contributions to this plan in 2012, 2011 and 2010 were $3,935, $2,416 and $1,125, respectively. Deferred amounts are generally paid out in cash at the participant’s election either in the first or second year following retirement or in a specified future period at least three to four years after the deferral election was effective. During 2012, 2011 and 2010 the Company distributed $1,324, $955 and $701, respectively, to participants in this plan. Participants are credited with their proportional amount of annual earnings from the plan. The assets of this plan are held in a rabbi trust and as such are subject to the claims of the Company’s general creditors in the event of its bankruptcy. As of December 31, 2012 and 2011, the total fair value of assets held in this plans trust were $13,985 and $9,796, respectively.

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

As part of the acquisition of DVA Renal Healthcare on October 5, 2005, the Company acquired an Executive Retirement Plan for certain members of management. This plan is non-qualified and contributions to the plan were made at the discretion of DVA Renal Healthcare based upon a pre-determined percentage of a participant’s base salary. Effective November 2005, all contributions to this plan were discontinued and the balance of the plan assets will be paid out upon termination or retirement of each individual participant. During 2012, 2011 and 2010, the Company distributed $226, $194 and $198, respectively, to participants in this plan. As of December 31, 2012 and 2011, the total fair value of assets held in this plan’s trust was $1,200 and $1,294, respectively.

The Company also maintains a non-qualified deferred compensation program for certain key employees of HCP. Under the program, the employees can defer a portion of their salary which is invested at the direction of the employee into certain phantom investments as offered by the program. A portion of the amount deferred by the employees is used to purchase life insurance policies on each of the participating employees, with the Company named as beneficiary of the policies. The total cash surrender value of all of the life insurance policies totaled approximately $45,400 at December 31, 2012 and is included in long-term investments. In addition, the total deferred compensation liabilities owed to the participants totaled approximately $51,400 at December 31, 2012 and are included in other long-term liabilities. During the period November 1, 2012 through December 31, 2012, the Company contributed a total of approximately $700 into the deferred compensation program on behalf of its participants.

The fair value of all of the assets held in plan trusts as of December 31, 2012, and 2011 totaled $15,185 and $11,090, respectively. These assets are available for sale and as such are recorded at fair market value with changes in the fair market values being recorded in other comprehensive income. Any fair market value changes to the corresponding liability balance are recorded as compensation expense. See Note 9 to the consolidated financial statements.

Most of the Company’s outstanding employee stock plan awards include a provision accelerating the vesting of the award in the event of a change of control. The Company also maintains a change of control protection program for its employees who do not have a significant number of stock awards, which has been in place since 2001, and which provides for cash bonuses to employees in the event of a change of control. Based on the market price of the Company’s common stock and shares outstanding on December 31, 2012, these cash bonuses would total approximately $459,000 if a control transaction occurred at that price and the Company’s Board of Directors did not modify the program. This amount has not been accrued at December 31, 2012, and would only be accrued upon a change of control. These change of control provisions may affect the price an acquirer would be willing to pay for the Company.

16.	Contingencies

The majority of the Company’s revenues are from government programs and may be subject to adjustment as a result of: (i) examination by government agencies or contractors, for which the resolution of any matters raised may take extended periods of time to finalize; (ii) differing interpretations of government regulations by different Medicare contractors or regulatory authorities; (iii) differing opinions regarding a patient’s medical diagnosis or the medical necessity of services provided; and (iv) retroactive applications or interpretations of governmental requirements. In addition, the Company’s revenues from commercial payors may be subject to adjustment as a result of potential claims for refunds, as a result of government actions or as a result of other claims by commercial payors.

DAVITA HEALTHCARE PARTNERS INC.

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

Woodard Private Civil Suit: In February 2007, the Company received a request for information from the Office of Inspector General, U.S. Department of Health and Human Services, or OIG, for documents relating to EPO claims submitted to Medicare. In August 2007, the Company received a subpoena from the OIG seeking similar documents. The requested documents relate to services provided from 2001 to 2004 by a number of the Company’s centers. The request and subpoena were sent from the OIG’s offices in Houston and Dallas, Texas. The Company cooperated with the inquiry and has produced all previously requested documents to date. The Company was contacted by the U.S. Attorney’s Office for the Eastern District of Texas, which stated that this was a civil investigation related to EPO claims. On July 6, 2009, the U.S. District Court for the Eastern District of Texas lifted the seal on the civil qui tam complaint related to these previous requests for information. The Company was subsequently served with a complaint by the relator, Ivey Woodard, purportedly on behalf of the federal government, under the qui tam provisions of the federal False Claims Act. The government did not intervene and is not actively pursuing this matter. The relator has been pursuing the claims independently and the parties have been engaged in active litigation. The complaint contains allegations relating to the Company’s EPO practices for the period from 1992 through 2010 and seeks monetary damages and civil penalties as well as costs and expenses. The court has ruled that claims earlier than 1996 are beyond the statute of limitations. The Company believes that there is some overlap between the subject of this complaint and the review of EPO utilization in the 2005 U.S. Attorney investigation described above. The Company publicly disclosed on July 3, 2012 that it had reached an agreement in principle to settle all allegations relating to claims arising out of this matter. In connection with this settlement, the Company incurred costs and expenses of $86,000 that consists of $55,000 for the settlement plus attorney fees and related expenses. In December 2012, the settlement was finalized and the case was dismissed.

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

DAVITA HEALTHCARE PARTNERS INC.

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

2010 U.S. Attorney Physician Relationship Investigation: In May 2010, the Company received a subpoena from the OIG’s office in Dallas, Texas. The civil subpoena covers the period from January 1, 2005 to May 2010, and seeks production of a wide range of documents relating to its dialysis and related lab services, including documents related to, among other things, financial relationships with physicians and joint ventures, and whether those relationships and joint ventures comply with the federal anti-kickback statute and the False Claims Act. Some of the requested documents overlap with documents requested pursuant to the subpoena in the 2011 U.S. Attorney Physician Relationship Investigation described below. The Company is cooperating with the government and is producing the requested documents. However, the Company has been advised by the attorneys conducting this civil investigation that they believe that the general structure of the Company’s joint ventures does not comply with the anti-kickback statute and the False Claims Act. The Company disagrees that its joint venture structure, which the Company believes is widely used in the dialysis industry and other segments of the healthcare industry substantially in the form that the Company uses it, violates the federal anti-kickback statute or the False Claims Act. This investigation will continue to require management’s attention and significant legal expense, and the Company can make no assurances as to the final outcome.

2011 U.S. Attorney Physician Relationship Investigation: In August 2011, the Company announced it had learned that the U.S. Attorney’s Office for the District of Colorado would be looking into certain activities of its dialysis business in connection with information being provided to a grand jury. This investigation relates to the Company’s relationships with physicians, including its joint ventures, and whether those relationships and joint ventures comply with the federal anti-kickback statute, and appears to overlap, at least in part, with the 2010 U.S. Attorney Physician Relationship Investigation described above. The Company has received a number of subpoenas for documents covering the period from January 2006 to November 2012, and the Company has produced and continues to produce documents in response to those subpoenas and other requests. In addition, certain current and former members of the Board, executives and other teammates have received subpoenas to testify before the grand jury. It is possible that criminal proceedings may be initiated against the Company in connection with this investigation. This investigation will continue to require management’s attention and significant legal expense, and the Company can make no assurances as to the final outcome.

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

DAVITA HEALTHCARE PARTNERS INC.

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

Turner-Hooks Private Civil Suit: In January 2013, the Company was served with a civil complaint filed by a former patient, Laura Turner-Hooks, and brought pursuant to the qui tam provisions of the federal False Claims Act purportedly on behalf of the federal government. On November 13, 2012, the U.S. District Court for the Eastern District of Michigan ordered the case to be unsealed. At that time, the Department of Justice and U.S. Attorney’s Office filed a notice of declination stating that the U.S. would not be intervening and not pursuing the relator’s allegation in litigation. The relator’s complaint, originally filed in July 2011, states that she was a patient at a single dialysis facility in Michigan and that the Company allegedly violated the federal False Claims Act by providing treatments at the facility that failed to comply with the standard of care required under federal healthcare programs. The complaint asks the court to order the Company to cease committing the alleged violations and seeks monetary damages and civil penalties as well as costs and expenses. The Company intends to vigorously defend this action.

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

DAVITA HEALTHCARE PARTNERS INC.

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

17.	DaVita HealthCare Partners Inc. stock-based compensation and shareholders’ equity

Stock-based compensation

The Company’s stock-based compensation awards are measured at their estimated fair values on the date of grant if settled in shares, or at their estimated fair values at the end of each reporting period if settled in cash. The value of stock-based awards so measured is recognized as compensation expense on a cumulative straight-line basis over the vesting terms of the awards, adjusted for expected forfeitures.

Stock-based compensation to be settled in shares is recorded to the Company’s shareholders’ equity, while stock-based compensation to be settled in cash is recorded to a liability. Shares issued upon exercise of stock awards are generally issued from shares held in treasury.

Stock-based compensation plans

On June 11, 2012, the Company’s stockholders approved an amendment to the Company’s 2011 Incentive Award Plan (the 2011 Plan) to increase the number of shares of common stock available for issuance under the plan by 4,500,000 shares and to increase the amount by which share reserves under the plan are reduced by grants of full value share awards to 3.5 times from 3.0 times the number of shares subject to the award.

On June 6, 2011 the Company’s stockholders approved the Company’s 2011 Incentive Award Plan, which constituted an amendment and restatement of the Company’s 2002 Equity Compensation Plan (the 2002 Plan, and jointly the Plan).

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

The Company’s 2011 Incentive Award Plan is the Company’s omnibus equity compensation plan and provides for grants of stock-based awards to employees, directors and other individuals providing services to the Company, except that incentive stock options may only be awarded to employees. The 2011 Plan authorizes the Company to award stock options, stock appreciation rights, restricted stock units, restricted stock, and other stock-based or performance-based awards, and is designed to enable the Company to grant equity and cash awards that qualify as performance-based compensation under Section 162(m) of the Internal Revenue Code. The 2011 Plan mandates a maximum award term of five years and stipulates that stock appreciation rights and stock options be granted with prices not less than fair market value on the date of grant. The 2011 Plan also requires that full value share awards such as restricted stock units reduce shares available under the Plan at a ratio of 3.0:1, which was changed to 3.5:1 by the June 11, 2012 amendment. The Company’s nonqualified stock appreciation rights and stock units awarded under the Plan generally vest over 48 to 60 months from the date of grant. At December 31, 2012, there were 6,765,321 stock-settled stock appreciation rights, 20,000 cash-settled stock appreciation rights, 582,527 stock-settled stock units and 3,867 cash-settled stock units outstanding, and 10,830,842 shares available for future grants, under the Plan.

On June 7, 2010, the Company’s stockholders approved an amendment to the 2002 Plan to increase the number of shares reserved to the Plan by 10,000,000 shares.

In connection with this 2010 amendment, the Board of Directors committed to the Company’s stockholders that over the three-year period commencing on April 1, 2010 it will not grant a number of shares subject to stock awards under the Plan, including stock options, stock appreciation rights, restricted stock units or other stock awards, at an average annual rate greater than 4.02% of the number of shares of the Company’s common stock that management believes will be outstanding over such three-year period. This 4.02% rate was the average of the 2009 and 2010 three-year average median grant rate plus one standard deviation as published by RiskMetrics Group for the Russell 3000 companies in the GICS 3510 industry segment. Awards that are settled in cash, awards that are granted pursuant to stockholder approved exchange programs, awards sold under the Company’s employee stock purchase plan and awards assumed or substituted in business combination transactions will be excluded from the Company’s grant rate calculation. For purposes of calculating the number of shares granted, any full value share awards (i.e., restricted stock, restricted stock units, performance shares or any other award that does not have an exercise price per share at least equal to the per share fair market value of the Company’s common stock on the grant date) will count as equivalent to 3.0 shares. The Company will publicly report its compliance with this three-year average annual grant rate commitment, and the data necessary to independently confirm it, in a public filing shortly after March 31, 2013.

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

A combined summary of the status of the Company’s stock-settled awards under the 2011 Plan, including base shares for stock-settled stock appreciation rights and shares subject to stock options and stock-settled stock unit awards is as follows:

	Year ended December 31, 2012
	Stock appreciation rights and stock options			Stock units
	Awards	Weighted average exercise price	Weighted average remaining contractual life	Awards	Weighted average remaining contractual life
Outstanding at beginning of year	10,205,564	$59.74		513,108
Granted	1,365,321	103.54		309,057
Exercised	(4,505,607)	50.44		(209,742)
Cancelled	(299,957)	62.27		(29,896)

Outstanding at end of period	6,765,321	$74.66	2.9	582,527	2.0

Exercisable at end of period	1,908,828	$56.94	1.8	2,899	0.5

Weighted-average fair value of grants in 2012	$22.55			$109.69

Weighted-average fair value of grants in 2011	$21.93			$85.28

Weighted-average fair value of grants in 2010	$15.87			$62.85

Range of exercise prices	Awards outstanding	Weighted average exercise price	Awards exercisable	Weighted average exercise price
$0.00–$0.01	582,527	$—	2,899	$—
$40.00–$50.00	1,430,840	46.07	856,483	46.08
$50.01–$60.00	219,443	54.10	159,157	53.68
$60.01–$70.00	1,414,393	64.44	680,444	64.15
$70.01–$80.00	361,353	74.38	75,218	73.84
$80.01–$90.00	2,264,221	85.08	136,589	83.32
$90.01–$100.00	170,000	97.08	937	97.20
$100.01–$110.00	12,500	106.30	—	—
$110.01–$120.00	892,571	110.68	—	—

Total	7,347,848	$68.74	1,911,727	$56.85

The Company also granted 10,000 cash-settled stock appreciation rights at a weighted average base price of $92.34 and 3,867 cash-settled restricted stock units in 2012. Liability-classified awards contributed $175, $0 and $0 to stock-based compensation expense for the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012 the Company had 23,867 liability-classified share awards outstanding, 3,125 of which were vested, and a total stock-based liability balance of $175.

For the years ended December 31, 2012, 2011, and 2010, the aggregate intrinsic value of stock-based awards exercised was $228,698, $98,235 and $67,935, respectively. At December 31, 2012, the aggregate intrinsic value of stock awards outstanding was $308,147 and the aggregate intrinsic value of stock awards exercisable was $102,718.

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

Estimated fair value of stock-based compensation awards

The Company has estimated the grant-date fair value of stock-settled stock appreciation rights awards using the Black-Scholes-Merton valuation model and stock-settled stock unit awards at intrinsic value on the date of grant. The following assumptions were used in estimating these values and determining the related stock-based compensation attributable to the current period:

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

A summary of the weighted average valuation inputs described above used for estimating the grant-date fair value of stock-settled stock appreciation rights awards granted in the periods indicated is as follows:

	Year ended December 31,
	2012	2011	2010
Expected term	3.7 years	4.2 years	3.5 years
Expected volatility	28%	30%	30%
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	0.6%	1.6%	1.7%

The Company estimates expected forfeitures based upon historical experience with separate groups of employees that have exhibited similar forfeiture behavior in the past. Stock-based compensation expense is recorded only for awards that are expected to vest.

Employee stock purchase plan

The Employee Stock Purchase Plan entitles qualifying employees to purchase up to $25 of the Company’s common stock during each calendar year. The amounts used to purchase stock are accumulated through payroll withholdings or through optional lump sum payments made in advance of the first day of the purchase right period. This compensatory plan allows employees to purchase stock for the lesser of 100% of the fair market value on the first day of the purchase right period or 85% of the fair market value on the last day of the purchase right period. Purchase right periods begin on January 1 and July 1, and end on December 31. Payroll withholdings and lump-sum payments related to the plan, included in accrued compensation and benefits and

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

used to purchase the Company’s common stock for 2012, 2011 and 2010 participation periods, were $8,322, $5,889, and $4,933, respectively. Shares purchased pursuant to the plan’s 2012, 2011 and 2010 participation periods were 101,329, 91,353, and 83,865, respectively. At December 31, 2012, there were 686,168 shares remaining available for future grants under this plan.

The fair value of employees’ purchase rights was estimated as of the beginning dates of the purchase right periods using the Black-Scholes-Merton valuation model with the following weighted average assumptions for purchase right periods in 2012, 2011 and 2010, respectively: expected volatility of 26%, 22% and 22%; risk-free interest rate of 0.1%, 0.5% and 0.3%, and no dividends. Using these assumptions, the weighted average estimated fair value of these purchase rights was $20.11, $17.20 and $13.80 for 2012, 2011 and 2010, respectively.

Stock-based compensation expense and proceeds

For the years ended December 31, 2012, 2011 and 2010, the Company recognized $45,384, $48,718 and $45,551, respectively, in stock-based compensation expense for stock appreciation rights, stock options, stock units and discounted employee stock plan purchases, which is primarily included in general and administrative expenses. The estimated tax benefits recorded for this stock-based compensation in 2012, 2011 and 2010 were $16,874, $18,424 and $17,273, respectively. As of December 31, 2012, there was $104,707 of total estimated unrecognized compensation cost related to nonvested stock-based compensation arrangements under the Company’s equity compensation and stock purchase plans. The Company expects to recognize this cost over a weighted average remaining period of 1.4 years.

During the years ended December 31, 2012, 2011 and 2010, the Company received $2,175, $5,443 and $48,686 in cash proceeds from stock option exercises and $88,964, $38,199 and $26,706 in total actual tax benefits upon the exercise of stock awards, respectively.

Stock repurchases

During 2012, the Company did not repurchase any of its common stock. In 2011, the Company repurchased a total of 3,794,686 shares of its common stock for $323,348, or an average price of $85.21 per share, pursuant to previously announced authorizations by the Board of Directors. On November 3, 2010, the Company’s Board of Directors authorized an additional $800,000 of share repurchases of its common stock. As a result of these transactions, the total outstanding authorization for share repurchases as of December 31, 2012 was approximately $358,200. The Company has not repurchased any additional shares of its common stock from January 1, 2013 through February 28, 2013. This stock repurchase program has no expiration date.

Shareholder rights plan

The Company’s Board of Directors approved a shareholder rights plan on November 14, 2002. This plan provided a mechanism whereby the Board of Directors could take certain actions to dilute the ownership stake of a person or group which acquired, or announced a tender offer for, 15% or more of the Company’s outstanding common stock.

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

DAVITA HEALTHCARE PARTNERS INC.

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

Changes in DaVita HealthCare Partners Inc.’s ownership interest in consolidated subsidiaries

The effects of changes in DaVita HealthCare Partners Inc.’s ownership interest on the Company’s equity are as follows:

	Year ended December 31,
	2012	2011	2010
Net income attributable to DaVita HealthCare Partners Inc.	$536,017	$478,001	$405,683

Increase (decrease) in paid-in capital for sales of noncontrolling interest in several joint ventures	1,064	(1,299)	(298)
Decrease in paid-in capital for the purchase of a noncontrolling interest in several joint ventures	(20,694)	(9,486)	(5,537)

Net transfer to noncontrolling interests	(19,630)	(10,785)	(5,835)

Change from net income attributable to DaVita HealthCare Partners Inc. and transfers to noncontrolling interests	$516,387	$467,216	$399,848

In addition in 2012, 2011 and 2010, the Company also acquired additional ownership interests in several existing majority-owned joint ventures for $26,761, $13,689 and $14,214, respectively.

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

18.	Other comprehensive income (loss)

Charges and credits to other comprehensive income (loss) have been as follows:

	2010
	Before tax amount	Tax (expense) benefit	Net-of-tax amount
Unrealized losses on interest rate swaps	$(217)	$83	$(134)
Less reclassification of net swap realized losses into net income	9,093	(3,536)	5,557

Net swap activity	8,876	(3,453)	5,423

Unrealized gains on investments	1,007	(392)	615
Less reclassification of net investment realized losses into net income	22	(9)	13

Net investment activity	1,029	(401)	628

Total	$9,905	$(3,854)	$6,051

	2011
	Before tax amount	Tax (expense) benefit	Net-of-tax amount
Unrealized losses on interest rate swap and cap agreements	$(47,544)	$18,495	$(29,049)
Less reclassification of net swap and cap agreements realized losses into net income	15,911	(6,190)	9,721

Net swap and cap agreements activity	(31,633)	12,305	(19,328)

Unrealized losses on investments	(986)	384	(602)
Less reclassification of net investment realized gains into net income	(93)	36	(57)

Net investment activity	(1,079)	420	(659)

Total	$(32,712)	$12,725	$(19,987)

	2012
	Before tax amount	Tax (expense) benefit	Net-of-tax amount
Unrealized losses on interest rate swap and cap agreements	$(10,154)	$3,950	$(6,204)
Less reclassification of net swap and cap agreements realized losses into net income	16,578	(6,448)	10,130

Net swap and cap agreements activity	6,424	(2,498)	3,926

Unrealized losses on investments	2,524	(983)	1,541
Less reclassification of net investment realized gains into net income	(123)	48	(75)

Net investment activity	2,401	(935)	1,466
Foreign currency translation adjustments	(1,205)	—	(1,205)

Total	$7,620	$(3,433)	$4,187

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

Changes in accumulated other comprehensive income (loss) has been as follows:

	Interest rate swap and cap agreements	Investment securities	Foreign currency translation adjustments	Accumulated other comprehensive income (loss)
Balance December 31, 2010	$—	$503	$—	$503
Net activity	(19,328)	(659)	—	(19,987)

Balance December 31, 2011	$(19,328)	$(156)	$—	$(19,484)
Net activity	3,926	1,466	(1,205)	4,187

Balance December 31, 2012	$(15,402)	$1,310	$(1,205)	$(15,297)

19.	Acquisitions and discontinued operations

2012 acquisition of HCP

On November 1, 2012, the Company completed the acquisition of HCP pursuant to an Agreement and Plan of Merger dated May 20, 2012, whereby HCP became a wholly-owned subsidiary of the Company. HCP is one of the country’s largest operators of medical groups and physician networks generating approximately $2,400,000 in annual revenues and approximately $488,000 in operating income for the year ended December 31, 2011. The operating results of HCP are included in the Company’s consolidated financial results from November 1, 2012.

The total consideration paid at closing for all of the outstanding common units of HCP was approximately $4,701,231, which consisted of $3,645,759 in cash, net of cash acquired, and 9,380,312 shares of the Company’s common stock valued at approximately $1,055,472. The total acquisition consideration is subject to a post-closing final working capital adjustment. In addition, the acquisition agreement provides that as further consideration, the Company will pay the common unit holders of HCP a total of up to an additional $275,000 in cash if certain performance targets are achieved by HCP in 2012 and 2013.

The following table summarizes the assets acquired and liabilities assumed in this transaction and recognized at the acquisition date at their estimated fair values at that date:

Current assets, net of cash acquired	$321,235
Property and equipment	102,382
Amortizable intangible assets	1,882,818
Other long-term assets	100,143
Goodwill	3,496,713
Current liabilities assumed	(559,180)
Other long-term liabilities	(169,015)
Long-term deferred income taxes	(184,015)
Noncontrolling interests	(29,850)

$4,961,231

The initial allocations of purchase price are recorded at the estimated fair values of assets acquired and liabilities assumed based upon the best information available to management and will be finalized when certain information arranged to be obtained has been received. The fair values of property and equipment, intangible

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

assets, and contingent earn-out obligations were valued by an independent third party and are pending issuance of the final valuation report. Certain income tax amounts are pending issuance of final tax returns and the evaluation and quantification of certain pre-acquisition tax contingencies. Valuation of medical claims reserves and certain noncontrolling interest amounts are pending final issuance and acceptance of third-party actuarial reports.

The amortizable intangible assets acquired in this transaction included $1,453,410 for customer relationships, $170,494 for trade names, $74,650 for non-compete agreements and $184,686 for provider network and practice management tools. See Note 7 to the consolidated financial statements. These amortizable intangible assets and liabilities are scheduled to be amortized on a straight-line method over a weighted-average amortization period of 14.3 years.

Of the goodwill recognized in this transaction, approximately $2,459,412 is expected to be deductible for tax purposes over the next 15 years, assuming all related earn-out and other escrow release conditions are satisfied.

Contingent earn-out obligations

The $275,000 total contingent earn-out obligation for the HCP acquisition as described above can be earned in two tranches. The first tranche consists of $137,500 if HCP’s EBITDA for HCP for 2012 is equal or greater than $550,000 and the second tranche consists of $137,500 if HCP’s earn-out EBITDA for 2013 is equal to or greater than $600,000. We have estimated the fair value of the contingent earn-out obligation to be approximately $260,000 as of the closing date.

In addition, as a result of an acquisition that HCP made on September 1, 2012, the Company assumed an obligation to pay the former shareholders of that acquired company up to $70,000 of additional contingent earn-out consideration if certain performance and quality margins are met. An EBITDA performance incentive amount of up to $59,500 could be earned if certain EBITDA targets are met through 2016, and a quality results incentive amount of $10,500 could be earned if gross margins of certain medical procedures are higher than established targets. As of December 31, 2012, the Company has measured the fair value of this contingent earn-out obligation to be $19,779.

As a result of other acquisitions made in 2012, the Company has various other contingent earn-out obligations to pay the former shareholders of those acquired companies up to approximately $25,100 if certain EBITDA performance targets are achieved over the next three years. As of December 31, 2012, the Company has measured the fair value of these contingent earn-out obligations to be $12,263.

Contingent earn-out obligations will subsequently be remeasured to fair value at each reporting date until the contingencies are resolved with changes in the liability due to the re-measurement recorded in earnings. See Note 23 to the consolidated financial statements for further details. Of the total contingent earn-out obligations of $292,042 recognized at December 31, 2012, a total of $142,244 is included in other accrued liabilities and the remaining $149,798 is included in other long-term liabilities on our consolidated balance sheet.

Other acquisitions

During 2012, the Company acquired other dialysis related and other ancillary businesses consisting of 93 dialysis centers in the U.S., 13 dialysis centers outside of the U.S., a direct primary care business, three physician group organizations and three vascular access centers for a total of $648,318 in net cash and deferred purchase price of $6,101. During 2011, the Company acquired other dialysis businesses consisting of 57 centers in the U.S., eight dialysis centers outside of the U.S., and one vascular access center for a total of $354,430 in cash and

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

deferred purchase price obligations of $12,469. In 2010, the Company acquired other dialysis businesses that consisted of 41 centers for $188,951 in cash and deferred purchase price obligations. The assets and liabilities for all acquisitions were recorded at their estimated fair market values at the dates of the acquisitions and are included in the Company’s financial statements and operating results from the effective dates of the acquisitions.

The following table summarizes the assets acquired and liabilities assumed in these transactions and recognized at their acquisition dates at estimated fair values, as well as the estimated fair value of the noncontrolling interests assumed in these transactions:

	Year ended December 31,
	2012	2011	2010
Tangible assets, principally leasehold improvements and equipment	$61,430	$32,649	$21,257
Amortizable intangible assets and other long-term assets	89,316	19,804	18,300
Goodwill	554,685	388,844	152,252
Noncontrolling interests assumed	(21,962)	(70,821)	(1,171)
Liabilities assumed	(29,050)	(3,577)	(1,687)

Aggregate purchase price	$654,419	$366,899	$188,951

Amortizable intangible assets acquired during 2012, 2011 and 2010 had weighted-average estimated useful lives of fifteen, nine and nine years, respectively. In 2012, 2011 and 2010, $443,997, $352,674 and $152,252 of goodwill from these acquisitions was associated with the dialysis and related lab services business, respectively. In 2012, $22,077 of goodwill was associated with acquisitions by HCP after the Company acquired HCP. In addition, in 2012 and 2011 $88,611 and $36,170 of goodwill from these acquisitions was associated with the other ancillary services and strategic initiatives, respectively. The total amount of goodwill deductible for tax purposes associated with these acquisitions for 2012, 2011, and 2010 was approximately $491,457, $298,000 and $154,000, respectively.

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

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

The following table summarizes the assets acquired and liabilities assumed in this transaction and recognized at the acquisition date at their estimated fair values, as well as the estimated fair value of the noncontrolling interests in DSI at that date:

Current assets	$164,227
Property and equipment	67,080
Amortizable intangible and other long-term assets	6,523
Goodwill	500,662
Long-term deferred income taxes	79,420
Current liabilities assumed	(54,046)
Other long-term liabilities	(11,213)
Noncontrolling interests	(23,100)

$729,553

Amortizable intangible assets acquired in this transaction had a weighted average estimated useful life of nine years.

Of the goodwill recognized in this transaction, approximately $262,000 is expected to be deductible for tax purposes over 15 years from the acquisition date.

The operating results of DSI are included in the Company’s consolidated financial statements effective from September 1, 2011.

Discontinued operations

Divestiture of HomeChoice Partners, Inc.

On February 1, 2013, we completed the sale of HomeChoice Partners Inc. (HomeChoice) to BioScrip, Inc. pursuant to a stock purchase agreement (the Agreement) dated December 12, 2012 for $70,000 in cash, subject to various post-closing adjustments, of which the Company will receive approximately 90% of the proceeds. The Agreement also provides that as additional consideration we can earn up to a total of 90% of $20,000 if certain performance amounts exceed certain thresholds over the next two years. As of December 31, 2012, the Company has assigned zero value to this contingent receivable and will recognize the estimated realizable value of this receivable when it becomes probable and reasonably estimable.

HomeChoice is a regional provider of home infusion services that provides specialized pharmacy nursing and nutritional services to patients in their homes.

The operating results of HomeChoice have been reported as discontinued operations for all periods presented.

The results from discontinued operations related to HomeChoice were as follows:

	Year ended December 31,
	2012	2011	2010
Net revenues	$67,990	$60,174	$52,139

(Loss) income before income taxes	(304)	(23,931)	2,752
Income tax (benefit) expense	(82)	(9,548)	1,178

(Loss) income from discontinued operations	$(222)	$(14,383)	$1,574

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

Net assets of discontinued operations related to HomeChoice as of December 31, 2012, were as follows:

Current assets	$16,612
Property and equipment, net	3,054
Long-term assets	28
Goodwill	31,853
Liabilities and noncontrolling interests	(18,440)

Net assets from discontinued operations	$33,107

These assets and liabilities are classified as held for sale and are included in other current assets and other liabilities on the consolidated balance sheet.

Divestitures in connection with the DSI acquisition

Pursuant to a consent order issued by the Federal Trade Commission on September 2, 2011, the Company agreed to divest a total of 30 outpatient dialysis centers and several home-based dialysis programs in order to complete the acquisition of DSI. In conjunction with the consent order, on September 30, 2011, the Company completed the sale of 28 outpatient dialysis centers to Dialysis Newco, Inc. (Dialysis Newco), a portfolio company of Frazier Healthcare VI, L.P. and New Enterprise Associates 13, Limited Partnership pursuant to an asset purchase agreement dated August 26, 2011. Effective October 31, 2011, the Company also completed the sale of two additional outpatient dialysis centers to Dialysis Newco that were previously pending state regulatory approval. The Company received a total net cash consideration of approximately $84,000 for all of the outpatient dialysis centers that were divested. As part of this transaction, Dialysis Newco assumed specific liabilities related to the centers it acquired. All other liabilities were retained by the Company. The Company recorded a loss of approximately $4,756, net of tax, during the year ended December 31, 2011 related to the divestiture of its historical DaVita centers.

The operating results of the historical DaVita divested centers are reflected as discontinued operations for all periods presented. In addition, the operating results of the DSI divested centers are reflected as discontinued operations in the consolidated financial statements beginning September 1, 2011.

The results from discontinued operations related to the DSI acquisition were as follows:

	Year ended December 31,
	2012	2011	2010
Net revenues	$—	$16,648	$9,341

Income before income taxes	—	1,896	468
Income tax expense	—	675	187

Income from discontinued operations	$—	$1,221	$281

Net assets of discontinued operations related to the DSI acquisition as of September 30, 2011, were as follows:

Current assets	$71,384
Property and equipment, net	5,183
Goodwill	7,999
Liabilities and noncontrolling interests	(836)

Net assets from discontinued operations	$83,730

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

Pro forma financial information

The following summary, prepared on a pro forma basis, combines the results of operations as if all acquisitions and divestitures in 2012 and 2011 had been consummated as of the beginning of 2011, after including the impact of certain adjustments such as amortization of intangibles, interest expense on acquisition financing and income tax effects.

	Year ended December 31,
	2012	2011
	(unaudited)
Pro forma net revenues	$10,636,370	$10,420,066
Pro forma net income attributable to DaVita HealthCare Partners Inc.	775,256	818,662
Pro forma income from continuing operations attributable to DaVita HealthCare Partners Inc.	775,478	822,417
Pro forma basic net income per share attributable to DaVita HealthCare Partners Inc.	8.07	8.65
Pro forma diluted net income per share attributable to DaVita HealthCare Partners Inc.	7.91	8.48

20.	Variable interest entities

The Company relies on the operating activities of certain entities that we do not directly own or control, but over which we have indirect influence and of which we are considered the primary beneficiary. These entities are subject to the consolidation guidance applicable to variable interest entities (VIEs).

Under U.S. GAAP, variable interest entities typically include those for which the entity’s equity is not sufficient to finance its activities without additional subordinated financial support; those for which the equity holders as a group lack the power to direct the activities that most significantly influence the entity’s economic performance, the obligation to absorb the entity’s expected losses, or the right to receive the entities expected returns; or those for which the voting rights of some investors are not proportional to their obligations to absorb the entity’s losses.

Under U.S. GAAP, the Company has determined that substantially all of the entities it is associated with that qualify as variable interest entities must be included in its consolidated financial statements. The Company manages these entities and provides operating and capital funding as necessary for the entities to accomplish their operational and strategic objectives. A number of these entities are subject to nominee share ownership and share transfer restriction agreements that effectively transfer the majority of the economic risks and rewards of their ownership to the Company. In other cases the Company’s management agreements with these entities include both financial terms and protective and participating rights to the entity’s operating, strategic and non-clinical governance decisions which transfer substantial powers over and economic responsibility for the entity to the Company. In some cases such entities are subject to broad exclusivity or noncompetition restrictions that benefit the Company. Further, in some cases the Company has contractual arrangements with its related party nominee owners that effectively indemnify these parties from the economic losses, and entitle the Company to the economic benefits, of these entities.

The analyses upon which these consolidation determinations rest are complex, involve uncertainties, and require significant judgment on various matters, some of which could be subject to different interpretations. While these determinations have a meaningful effect on the description and classification of various amounts in our consolidated financial statements, non-consolidation of these entities would not have had a material effect on our results of operations attributable to the Company for the year ended December 31, 2012.

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

At December 31, 2012, these consolidated financial statements include total assets of variable interest entities of $461,102 and total liabilities and noncontrolling interests of variable interest entities to third parties of $352,948.

The Company also sponsors certain deferred compensation plans whose trusts qualify as variable interest entities and as their primary beneficiary the Company consolidates each of these plans. The assets of these plans are recorded in short-term or long-term investments with matching offsetting liabilities recorded in accrued compensation and benefits and other long-term liabilities. See Note 9 for disclosures on the assets of these consolidate non-qualified deferred compensation plans.

21.	Concentrations

Approximately 66% of total U.S. dialysis and related lab services revenues in 2012, 66% in 2011 and 66% in 2010 are from government-based programs, principally Medicare and Medicaid. Related accounts receivable and other receivables, from Medicare, including Medicare-assigned plans, and Medicaid, including Medicaid-assigned plans, were approximately $629,178 and $617,200, respectively as of December 31, 2012 and 2011.

Approximately 64% of HCP’s revenues in 2012 are from government-based programs, principally Medicare and Medicaid. Approximately 61% HCP’s capitated and patient services revenues (medical revenues) are associated with three health plans and in addition, approximately 68% of HCP’s accounts receivables are associated with three health plans.

No single payor accounted for more than 10% of total consolidated accounts receivable.

EPO is a significant physician-prescribed pharmaceutical that is administered during dialysis and is provided by a sole supplier, Amgen. The amount of EPO that is separately billable accounted for approximately 3% and 3% of U.S. dialysis and related lab services net revenues in 2012 and 2011, respectively. As long as certain conditions are met by the Company, the agreement with Amgen limits their ability to unilaterally decide to increase the price it charges the Company for EPO.

22.	Noncontrolling interests subject to put provisions and other commitments

Noncontrolling interests subject to put provisions

The Company has potential obligations to purchase the noncontrolling interests held by third parties in several of its joint ventures and non-wholly-owned subsidiaries. These obligations are in the form of put provisions and are exercisable at the third-party owners’ discretion within specified periods as outlined in each specific put provision. If these put provisions were exercised, the Company would be required to purchase the third-party owners’ noncontrolling interests at either the appraised fair market value or a predetermined multiple of earnings or cash flow attributable to the noncontrolling interests put to the Company, which is intended to approximate fair value. The methodology the Company uses to estimate the fair values of noncontrolling interests subject to put provisions assumes the higher of either a liquidation value of net assets or an average multiple of earnings, based on historical earnings, patient mix and other performance indicators, as well as other factors. The estimated fair values of the noncontrolling interests subject to put provisions can fluctuate and the implicit multiple of earnings at which these noncontrolling interests obligations may be settled can vary significantly depending upon market conditions including potential purchasers’ access to the capital markets, which can impact the level of competition for dialysis and non-dialysis related businesses, the economic performance of these businesses and the restricted marketability of the third-party owners’ noncontrolling interests. The amount of noncontrolling interests subject to put provisions that employ a contractually predetermined multiple of earnings rather than fair value are immaterial.

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

Additionally, the Company has certain other potential commitments to provide operating capital to several dialysis centers that are wholly-owned by third parties or centers in which the Company owns a minority equity investment as well as to physician-owned vascular access clinics that the Company operates under management and administrative service agreements of approximately $3,000.

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

Other commitments

In November 2011, the Company entered into a seven year Sourcing and Supply Agreement with Amgen USA Inc. that expires on December 31, 2018. Under terms of the agreement, the Company will purchase EPO in amounts necessary to meet no less than 90% of its requirements for ESAs. The actual amount of EPO that the Company will purchase from Amgen will depend upon the amount of EPO administered during dialysis as prescribed by physicians and the overall number of patients that the Company serves.

In December 2012, the Company entered into an amendment to its agreement with Amgen that makes non-material changes to certain terms of the agreement for the period from January 1, 2013 through December 31, 2013. Under the terms of the original agreement before the amendment, the Company was required to purchase EPO in amounts necessary to meet no less than 90% of its requirements of ESAs and is still required to do so after 2013. In addition, all of the other conditions as specified in the original agreement entered into in November 2011 still apply.

In January 2010, the Company entered into an agreement with Fresenius which committed the Company to purchase a certain amount of dialysis equipment, parts and supplies from Fresenius through 2013. During 2012, 2011 and 2010, the Company purchased $138,450 and $107,977 and $103,183, respectively, of certain equipment, parts and supplies from Fresenius.

In conjunction with its acquisition of DVA Renal Healthcare, Inc., formerly known as Gambro Healthcare, Inc. in October 2005, the Company entered into an Alliance and Product Supply Agreement (the Product Supply Agreement) with Gambro AB and Gambro Renal Products, Inc (Gambro Renal Products). Because the Product Supply Agreement results in higher costs for most of the products covered by the Product Supply Agreement than would otherwise be available to the Company, the Product Supply Agreement represented an intangible liability initially valued at $162,100 as of the acquisition date.

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

During 2012, 2011 and 2010, the Company purchased $147,639, $120,938 and $115,682 of hemodialysis product supplies from Gambro Renal Products.

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

Other than operating leases disclosed in Note 14 to the consolidated financial statements, the letters of credit disclosed in Note 13 to the consolidated financial statements, and the arrangements as described above, the Company has no off balance sheet financing arrangements as of December 31, 2012.

23.	Fair values of financial instruments

The Company measures the fair value of certain assets, liabilities and noncontrolling interests subject to put provisions (temporary equity) based upon certain valuation techniques that include observable or unobservable inputs and assumptions that market participants would use in pricing these assets, liabilities, temporary equity and commitments. The Company has also classified certain assets, liabilities and temporary equity that are measured at fair value into the appropriate fair value hierarchy levels as defined by FASB.

The following tables summarize the Company’s assets, liabilities and temporary equity measured at fair value on a recurring basis as of December 31, 2012 and 2011:

	December 31, 2012
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Available for sale securities	$15,185	$15,185	$—	$—

Interest rate cap agreements	$65	$—	$65	$—

Funds on deposit with third parties	$70,922	$16,090	$54,832	$—

Liabilities
Interest rate swap agreements	$18,994	$—	$18,994	$—

Contingent earn-out obligations	$292,042	$—	$—	$292,042

Temporary equity
Noncontrolling interests subject to put provisions	$580,692	$—	$—	$580,692

	December 31, 2011
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Available for sale securities	$15,535	$15,535	$—	$—

Interest rate cap agreements	$1,381	$—	$1,381	$—

Liabilities
Interest rate swap agreements	$23,145	$—	$23,145	$—

Temporary equity
Noncontrolling interests subject to put provisions	$478,216	$—	$—	$478,216

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

The available for sale securities represent investments in various open-ended registered investment companies, or mutual funds, and are recorded at fair value based upon quoted prices reported by each mutual fund. The available for sale securities at December 31, 2011 also include the fair value of NxStage common stock based upon its quoted market price as reported by NASDAQ. See Note 9 to these consolidated financial statements for further discussion.

The interest rate swap and cap agreements are recorded at fair value based upon valuation models utilizing the income approach and commonly accepted valuation techniques that use inputs from closing prices for similar assets and liabilities in active markets as well as other relevant observable market inputs at quoted intervals such as current interest rates, forward yield curves, implied volatility and credit default swap pricing. The Company does not believe the ultimate amount that could be realized upon settlement of these interest rate swap and cap agreements would be materially different from the fair values currently reported. See Note 13 to the consolidated financial statements for further discussion.

The funds on deposit with third parties represent funds held with various third parties as required by regulation or contract and invested by those parties in various investments, which are measured at estimated fair value based primarily on quoted close or bid market prices of the same or similar assets.

The estimated fair value measurements of contingent earn-out obligations are primarily based on unobservable inputs including projected EBITDA, estimated probabilities of achieving gross margin of certain medical procedures and the estimated probability of earn-out payments being made using an option pricing technique and a simulation model for expected EBITDA. In addition, a probability adjusted model was used to estimate the fair values of the quality results amounts. The estimated fair value of these contingent earn-out obligations will be remeasured as of each reporting date and could fluctuate based upon any significant changes in key assumptions, such as changes in the Company credit risk adjusted rate that is used to discount obligations to present value.

See Note 22 to these consolidated financial statements for a discussion of the Company’s methodology for estimating the fair value of noncontrolling interests subject to put obligations.

Other financial instruments consist primarily of cash, accounts receivable, life insurance contracts, accounts payable, other accrued liabilities and debt. The balances of the non-debt financial instruments are presented in the consolidated financial statements at December 31, 2012 and 2011 at their approximate fair values due to the short-term nature of their settlements. The carrying balance of the Company’s Senior Secured Credit Facilities totaled $5,593,455 as of December 31, 2012, and the fair value was $5,631,825 based upon quoted market prices. The fair value of the Company’s senior notes was approximately $2,988,000 at December 31, 2012 based upon quoted market prices, as compared to the carrying amount of $2,800,000.

24.	Segment reporting

The Company operates primarily two major lines of business and, to a lesser extent, various other ancillary services and strategic initiatives. The Company’s largest line of business is its U.S. dialysis and related lab services business, and its other major line of business is HCP.

As of December 31, 2012, the ancillary services and strategic initiatives consisted primarily of pharmacy services, infusion therapy services, disease management services, vascular access services, ESRD clinical research programs, physician services, direct primary care and the Company’s international dialysis operations.

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

For internal management reporting the U.S. dialysis and related lab services business, HCP’s practice management operations in each region, and each of the ancillary services and strategic initiatives have been defined as separate operating segments by management since separate financial information is regularly produced and reviewed by the Company’s chief operating decision maker in making decisions about allocating resources and assessing financial results. The chief operating decision maker for the Company’s U.S. dialysis business and its ancillary initiatives is its Chief Executive Officer. The chief operating decision maker for the HCP business is the HCP chief executive officer. The U.S. dialysis and related lab services business and the HCP business each qualify as separately reportable segments and all of the other ancillary services and strategic initiatives operating segments have been combined and disclosed in the other segments category.

The Company’s operating segment financial information is prepared on an internal management reporting basis that the Chief Executive Officer uses to allocate resources and analyze the performance of the operating segments. For internal management reporting, segment operations include direct segment operating expenses but exclude (i) corporate support, which consists primarily of indirect labor, benefits and stock-based compensation of departments which provide support to all of the Company’s operating lines of business and (ii) transaction expenses in 2012 associated with the acquisition of HCP. In addition, beginning in 2011, the ancillary services and strategic initiatives segment operations also include an allocation of corporate general and administrative expenses.

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

The following is a summary of segment revenues, segment operating margin (loss), and a reconciliation of segment operating margin to consolidated income before income taxes:

	Year ended December 31,
	2012	2011	2010
Segment revenues:
U.S. dialysis and related lab services
Patient service revenues:
External sources	$7,299,032	$6,462,811	$6,043,543
Intersegment revenues	17,786	11,141	9,300

Total dialysis and related lab services revenues	7,316,818	6,473,952	6,052,843
Less: Provision for uncollectible accounts	(233,580)	(190,234)	(166,301)

Net dialysis and related lab services patient service revenues	7,083,238	6,283,718	5,886,542
Other revenues(1)	11,447	11,019	10,709

Total net dialysis and related lab services revenues	7,094,685	6,294,737	5,897,251

HCP
HCP revenues:
External sources	$419,431	$—	$—
Intersegment revenues	—	—	—

Total HCP capitated revenues	419,431	—	—
Net patient service revenues	34,407	—	—
Other revenues	23,552	—	—

Total revenues	$477,390	$—	$—

Other—Ancillary services and strategic initiatives
Net patient service revenues	$16,824	$7,730	$5,723
U.S. external sources(2)	615,167	440,480	325,936
Intersegment revenues	10,481	5,796	—

Total ancillary services and strategic initiatives revenues	642,472	454,006	331,659

Total net segment revenues	8,214,547	6,748,743	6,228,910
Elimination of intersegment revenues	(28,267)	(16,937)	(9,300)

Consolidated net revenues	$8,186,280	$6,731,806	$6,219,610

Segment operating margin (loss):(3)
U.S. dialysis and related lab services	$1,379,579	$1,235,869	$1,049,544
HCP	66,930	—	—
Other—Ancillary services and strategic initiatives	(66,215)	(34,105)	(11,315)

Total segment margin	1,380,294	1,201,764	1,038,229
Reconciliation of segment operating margin to consolidated income before income taxes:
Corporate support costs	(52,457)	(47,051)	(44,421)
Transaction expenses	(30,753)	—	—

Consolidated operating income	1,297,084	1,154,713	993,808
Debt expense	(288,554)	(241,090)	(181,607)
Debt refinancing and redemption charges	(10,963)	—	(74,382)
Other income	3,737	2,982	3,419

Consolidated income from continuing operations before income taxes	$1,001,304	$916,605	$741,238

(1)	Includes management fees for providing management and administrative services to dialysis centers in which the Company either owns a minority equity investment or are wholly-owned by third parties.

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

(2)	Revenues from external sources in 2010 that was previously eliminated within the ancillary services and strategic initiatives segment have now been reported as a component of revenue from external sources to conform to current year presentations.
(3)	Certain costs previously reported in the ancillary services and strategic initiatives have been reclassified to the U.S. dialysis and related lab services to conform to the current year presentation.

Depreciation and amortization expense for the U.S. dialysis and related lab services for 2012, 2011 and 2010 were $310,347, $259,685 and $227,029, respectively, and were $7,078, $4,540 and $4,519, respectively, for the ancillary services and strategic initiatives. Depreciation and amortization expense for HCP for the period November 1, 2012 through December 31, 2012 was $24,544.

Summary of assets by segment is as follows:

	December 31,
	2012	2011
Segment assets
U.S. dialysis and related lab services	$9,312,439	$8,627,014
HCP	6,271,001	—
Other—Ancillary services and strategic initiatives	435,156	276,794

Consolidated assets	$16,018,596	$8,903,808

In 2012 and 2011, the total amount of expenditures for property and equipment for the U.S. dialysis and related lab services were $524,180 and $389,465, respectively, were $7,464 in 2012 for HCP and were $18,502 and $10,691, respectively, for the ancillary services and strategic initiatives.

25.	Supplemental cash flow information

The table below provides supplemental cash flow information:

	Year ended December 31,
	2012	2011	2010
Cash paid:
Income taxes	$322,018	$145,687	$207,265
Interest	257,640	236,446	190,949
Non-cash investing and financing activities:
Fixed assets under capital lease obligations	55,813	35,764	3,983
Issuance of noncontrolling interests	—	—	1,139

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

26.	Selected quarterly financial data (unaudited)

	2012				2011
	December 31	September 30	June 30	March 31	December 31	September 30	June 30	March 31
Net revenues	$2,477,853	$1,945,888	$1,913,006	$1,849,533	$1,794,325	$1,742,450	$1,646,612	$1,548,419
Operating income	388,056	340,885	247,261	320,882	329,734	318,395	270,351	236,233
Income from continuing operations before income taxes	282,162	271,210	187,392	260,540	268,771	258,345	211,010	178,479
Discontinued operations, net of tax.	(460)	(13)	352	(101)	(19)	(1,251)	(13,996)	(398)
Net income attributable to DaVita HealthCare Partners Inc.	$155,839	$144,721	$95,337	$140,120	$148,123	$135,361	$100,015	$94,502
Basic income from continuing operations per share attributable to DaVita HealthCare Partners Inc.	1.55	1.52	1.01	1.50	1.60	1.48	1.20	0.98
Basic net income per share attributable to DaVita HealthCare Partners Inc.	1.54	1.52	1.01	1.49	1.59	1.45	1.05	0.98
Diluted income from continuing operations per share attributable to DaVita HealthCare Partners Inc.	$1.51	$1.50	$0.99	$1.46	$1.57	$1.45	$1.17	$0.96
Diluted net income per share attributable to DaVita HealthCare Partners Inc.	$1.51	$1.50	$0.99	$1.46	$1.56	$1.42	$1.03	$0.96

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

27.	Consolidating financial statements

The following information is presented in accordance with Rule 3-10 of Regulation S-X. The operating and investing activities of the separate legal entities included in the Company’s consolidated financial statements are fully interdependent and integrated. Revenues and operating expenses of the separate legal entities include intercompany charges for management and other services. The Company’s senior notes are guaranteed by substantially all of its domestic subsidiaries. Each of the guarantor subsidiaries has guaranteed the notes on a joint and several basis. However, the guarantor subsidiaries can be released from their obligations in the event of a sale or other disposition of all or substantially all of the assets of such subsidiary, including by merger or consolidation or the sale of all equity interests in such subsidiary owned by the Company, if such subsidiary guarantor is designated as an unrestricted subsidiary or otherwise ceases to be a restricted subsidiary, and if such subsidiary guarantor no longer guaranties any other indebtedness of the Company. Certain domestic subsidiaries, foreign subsidiaries, joint ventures, partnerships and third parties are not guarantors of the senior notes.

Consolidating Statements of Income

	DaVita HealthCare Partners Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
For the year ended December 31, 2012
Patient services revenues	$—	$5,417,800	$1,988,508	$(54,408)	$7,351,900
Less: Provision for uncollectible accounts related to patient service operating revenues	—	(124,592)	(110,626)	—	(235,218)

Net patient service revenues	—	5,293,208	1,877,882	(54,408)	7,116,682
HCP capitated revenues	—	170,839	248,592	—	419,431
Other revenues	514,190	807,825	27,106	(698,954)	650,167

Total net revenues	514,190	6,271,872	2,153,580	(753,362)	8,186,280
Operating expenses	365,680	5,479,531	1,797,347	(753,362)	6,889,196

Operating income	148,510	792,341	356,233	—	1,297,084
Debt (expense)	(331,944)	(207,499)	(27,193)	267,119	(299,517)
Other income, net	265,508	4,305	1,043	(267,119)	3,737
Income tax expense	32,912	320,267	6,666	—	359,845
Equity earnings in subsidiaries	486,855	218,197	—	(705,052)	—

Income from continuing operations	536,017	487,077	323,417	(705,052)	641,459
Discontinued operations net of loss on disposal of discontinued operations	—	—	(222)	—	(222)

Net income	536,017	487,077	323,195	(705,052)	641,237
Less: Net income attributable to noncontrolling interests	—	—	—	(105,220)	(105,220)

Net income attributable to DaVita HealthCare Partners Inc.	$536,017	$487,077	$323,195	$(810,272)	$536,017

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

	DaVita HealthCare Partners Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
For the year ended December 31, 2011
Patient services revenues	$—	$5,047,701	$1,471,910	$(49,071)	$6,470,540
Less: Provision for uncollectible accounts related to patient service operating revenues	—	(127,049)	(63,185)	—	(190,234)

Net patient service revenues	—	4,920,652	1,408,725	(49,071)	6,280,306
Other revenues	457,460	479,887	9,534	(495,381)	451,500

Total net revenues	457,460	5,400,539	1,418,259	(544,452)	6,731,806
Operating expenses	301,255	4,699,956	1,120,334	(544,452)	5,577,093

Operating income	156,205	700,583	297,925	—	1,154,713
Debt (expense)	(242,730)	(218,182)	(9,215)	229,037	(241,090)
Other income, net	229,658	1,583	778	(229,037)	2,982
Income tax expense	56,681	248,210	20,401	—	325,292
Equity earnings in subsidiaries	391,549	184,475	—	(576,024)	—

Income from continuing operations	478,001	420,249	269,087	(576,024)	591,313
Discontinued operations net of (loss) gain on disposal of discontinued operations	—	(4,191)	(13,727)	—	(17,918)

Net income	478,001	416,058	255,360	(576,024)	573,395
Less: Net income attributable to noncontrolling interests	—	—	—	(95,394)	(95,394)

Net income attributable to DaVita HealthCare Partners Inc.	$478,001	$416,058	$255,360	$(671,418)	$478,001

For the year ended December 31, 2010
Patient service revenues	$—	$4,838,978	$1,229,013	$(18,725)	$6,049,266
Less: Provision for uncollectible accounts related to patient service operating revenues	—	(120,112)	(46,189)	—	(166,301)

Net patient service revenues	—	4,718,866	1,182,824	(18,725)	5,882,965
Other revenues	431,780	356,471	7,107	(458,713)	336,645

Total net revenues	431,780	5,075,337	1,189,931	(477,438)	6,219,610
Operating expenses	259,302	4,495,604	948,334	(477,438)	5,225,802

Operating income	172,478	579,733	241,597	—	993,808
Debt (expense)	(257,243)	(163,034)	(1,277)	165,565	(255,989)
Other income, net	165,934	1,837	1,213	(165,565)	3,419
Income tax expense	31,656	220,867	6,351	—	258,874
Equity earnings in subsidiaries	356,170	157,278	—	(513,448)	—

Income from continuing operations	405,683	354,947	235,182	(513,448)	482,364
Income from operations of discontinued operations net of tax	—	172	1,683	—	1,855

Net income	405,683	355,119	236,865	(513,448)	484,219
Less: Net income attributable to noncontrolling interests	—	—	—	(78,536)	(78,536)

Net income attributable to DaVita Healthcare Partners Inc.	$405,683	$355,119	$236,865	$(591,984)	$405,683

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

Consolidating Statements of Comprehensive Income

	DaVita HealthCare Partners Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
For the year ended December 31, 2012
Net income	$536,017	$487,077	$323,195	$(705,052)	$641,237
Other comprehensive income	4,187	—	—	—	4,187

Total comprehensive income	540,204	487,077	323,195	(705,052)	645,424
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	(105,220)	(105,220)

Comprehensive income attributable to DaVita HealthCare Partners Inc.	$540,204	$487,077	$323,195	$(810,272)	$540,204

For the year ended December 31, 2011
Net income	$478,001	$416,058	$255,360	$(576,024)	$573,395
Other comprehensive (loss)	(19,987)	—	—	—	(19,987)

Total comprehensive income	458,014	416,058	255,360	(576,024)	553,408
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	(95,394)	(95,394)

Comprehensive income attributable to DaVita HealthCare Partners Inc.	$458,014	$416,058	$255,360	$(671,418)	$458,014

For the year ended December 31, 2010
Net income	$405,683	$355,119	$236,865	$(513,448)	$484,219
Other comprehensive income	6,051	—	—	—	6,051

Total comprehensive income	411,734	355,119	236,865	(513,448)	490,270
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	(78,536)	(78,536)

Comprehensive income attributable to DaVita HealthCare Partners Inc.	$411,734	$355,119	$236,865	$(591,984)	$411,734

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

Consolidating Balance Sheets

	DaVita HealthCare Partners Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
As of December 31, 2012
Cash and cash equivalents	$195,037	$166,107	$172,604	$—	$533,748
Accounts receivable, net	—	963,854	457,449	—	1,421,303
Other current assets	13,928	775,595	134,220	—	923,743

Total current assets	208,965	1,905,556	764,273	—	2,878,794
Property and equipment, net	143,684	1,237,166	491,520	—	1,872,370
Amortizable intangible assets, net	96,472	1,995,032	36,274	—	2,127,778
Investments in subsidiaries	7,455,799	1,337,414	—	(8,793,213)	—
Intercompany receivables	4,904,693	—	423,626	(5,328,319)	—
Other long-term assets and investments	14,153	105,974	54,558	—	174,685
Goodwill	—	7,722,352	1,242,617	—	8,964,969

Total assets	$12,823,766	$14,303,494	$3,012,868	$(14,121,532)	$16,018,596

Current liabilities	$357,476	$1,281,305	$379,393	$—	$2,018,174
Intercompany payables	—	4,632,343	695,976	(5,328,319)	—
Long-term debt and other long-term liabilities	8,326,266	989,441	175,975	—	9,491,682
Noncontrolling interests subject to put provisions	376,887	—	—	203,805	580,692
Total DaVita HealthCare Partners Inc. shareholders’ equity	3,763,137	7,400,405	1,392,808	(8,793,213)	3,763,137
Noncontrolling interests not subject to put provisions	—	—	368,716	(203,805)	164,911

Total equity	3,763,137	7,400,405	1,761,524	(8,997,018)	3,928,048

Total liabilities and equity	$12,823,766	$14,303,494	$3,012,868	$(14,121,532)	$16,018,596

As of December 31, 2011
Cash and cash equivalents	$365,276	$—	$28,476	$—	$393,752
Accounts receivable, net	—	926,041	269,122	—	1,195,163
Other current assets	14,665	610,357	79,307	—	704,329

Total current assets	379,941	1,536,398	376,905	—	2,293,244
Property and equipment, net	78,038	971,867	382,746	—	1,432,651
Amortizable intangible assets, net	53,276	95,900	10,315	—	159,491
Investments in subsidiaries	6,696,039	1,089,920	—	(7,785,959)	—
Intercompany receivables	—	472,200	253,447	(725,647)	—
Other long-term assets and investments	11,388	56,134	3,924	—	71,446
Goodwill	—	3,903,542	1,043,434	—	4,946,976

Total assets	$7,218,682	$8,125,961	$2,070,771	$(8,511,606)	$8,903,808

Current liabilities	$148,994	$900,808	$114,950	$—	$1,164,752
Intercompany payables	271,890	—	453,757	(725,647)	—
Long-term debt and other long-term liabilities	4,351,346	585,675	55,694	—	4,992,715
Noncontrolling interests subject to put provisions	305,377	—	—	172,839	478,216
Total DaVita HealthCare Partners Inc. shareholders’ equity	2,141,075	6,639,478	1,146,481	(7,785,959)	2,141,075
Noncontrolling interests not subject to put provisions	—	—	299,889	(172,839)	127,050

Total equity	2,141,075	6,639,478	1,446,370	(7,958,798)	2,268,125

Total liabilities and equity	$7,218,682	$8,125,961	$2,070,771	$(8,511,606)	$8,903,808

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

Consolidating Statements of Cash Flows

	DaVita HealthCare Partners Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
For the year ended December 31, 2012
Cash flows from operating activities:
Net income.	$536,017	$487,077	$323,195	$(705,052)	$641,237
Changes in operating assets and liabilities and non cash items included in net income	(439,200)	75,180	118,579	705,052	459,611

Net cash provided by operating activities	96,817	562,257	441,774	—	1,100,848

Cash flows from investing activities:
Additions of property and equipment, net	(72,125)	(305,885)	(172,136)	—	(550,146)
Acquisitions	(3,645,760)	(564,499)	(83,818)	—	(4,294,077)
Proceeds from asset sales	—	3,559	—	—	3,559
Proceeds from investment sales and other items	2,841	(1,761)	7,134	—	8,214

Net cash used in by investing activities	(3,715,044)	(868,586)	(248,820)	—	(4,832,450)

Cash flows from financing activities:
Long-term debt and related financing costs, net	3,909,760	(23,805)	18,938	—	3,904,893
Intercompany borrowing	(530,469)	521,338	9,131	—	—
Other items	68,697	(25,097)	(76,109)	—	(32,509)

Net cash provided by (used in) financing activities	3,447,988	472,436	(48,040)	—	3,872,384

Effect of exchange rate changes on cash	—	—	(786)	—	(786)
Net (decrease) increase in cash and cash equivalents	(170,239)	166,107	144,128	—	139,996
Cash and cash equivalents at beginning of the year	365,276	—	28,476	—	393,752

Cash and cash equivalents at the end of the year	$195,037	$166,107	$172,604	$—	$533,748

For the year ended December 31, 2011
Cash flows from operating activities:
Net income.	$478,001	$416,058	$255,360	$(576,024)	$573,395
Changes in operating assets and liabilities and non cash items included in net income	(268,798)	325,736	(26,311)	576,024	606,651

Net cash provided by operating activities	209,203	741,794	229,049	—	1,180,046

Cash flows from investing activities:
Additions of property and equipment, net	(52,653)	(232,540)	(114,963)	—	(400,156)
Acquisitions	—	(1,048,136)	(29,306)	—	(1,077,442)
Proceeds from asset sales	—	75,183	—	—	75,183
Proceeds from investment sales and other items	(6,077)	9,264	—	—	3,187

Net cash used in by investing activities	(58,730)	(1,196,229)	(144,269)	—	(1,399,228)

Cash flows from financing activities:
Long-term debt and related financing costs, net	113,762	(1,896)	15,794	—	127,660
Intercompany borrowing	(464,564)	460,333	4,231	—	—
Other items	(291,198)	(4,002)	(79,643)	—	(374,843)

Net cash (used in) provided by financing activities	(642,000)	454,435	(59,618)	—	(247,183)

Net (decrease) increase in cash and cash equivalents	(491,527)	—	25,162	—	(466,365)
Cash and cash equivalents at beginning of the year	856,803	—	3,314	—	860,117

Cash and cash equivalents at the end of the year	$365,276	$—	$28,476	$—	$393,752

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

Consolidating Statements of Cash Flows

	DaVita HealthCare Partners Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
For the year ended December 31, 2010
Cash flows from operating activities:
Net income.	$405,683	$355,119	$236,865	$(513,448)	$484,219
Changes in operating assets and liabilities and non cash items included in net income	(319,090)	136,348	24,758	513,448	355,464

Net cash provided by operating activities	86,593	491,467	261,623	—	839,683

Cash flows from investing activities:
Additions of property and equipment, net	(24,118)	(199,147)	(50,337)	—	(273,602)
Acquisitions	—	(188,502)	—	—	(188,502)
Proceeds from asset sales	—	22,727	—	—	22,727
Proceeds from investment sales and other items	(470)	3,214	—	—	2,744

Net cash used in investing activities	(24,588)	(361,708)	(50,337)	—	(436,633)

Cash flows from financing activities:
Long-term debt and related financing costs, net	563,350	1,987	(4,391)	—	560,946
Intercompany borrowing	255,351	(121,887)	(133,464)	—	—
Other items	(558,453)	(9,859)	(75,026)	—	(643,338)

Net cash provided by (used in) financing activities	260,248	(129,759)	(212,881)	—	(82,392)

Net increase (decrease) in cash and cash equivalents	322,253	—	(1,595)	—	320,658
Cash and cash equivalents at beginning of the year	534,550	—	4,909	—	539,459

Cash and cash equivalents at the end of the year	$856,803	$—	$3,314	$—	$860,117

28.	Retrospective application of new accounting standards

Effective January 1, 2012, the Company adopted FASB’s ASU No. 2011-07 Health Care Entities—Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts. In addition, effective January 1, 2012, the Company also adopted FASB’s ASU No. 2011-05 as amended by ASU No. 2011-12 Comprehensive Income—Presentation of Comprehensive Income. Upon adoption of these standards the Company was required to change the presentation of its provision for uncollectible accounts related to patient service revenue as a deduction from patient service revenues and to either report the components of comprehensive income separately on the income statement or to present total other comprehensive income and the components of comprehensive income in a separate statement. These consolidated financial statements have been revised for all periods presented to reflect the retrospective application of adopting these new presentation and disclosures requirements for the provision for uncollectible accounts and comprehensive income.

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

The effects of the change upon the retrospective application for the presentation and disclosure requirements for patient service revenue and the provision for uncollectible accounts were as follows:

	Year ended December 31,
	2011	2010
Consolidated income statements:
Net revenues as previously reported	$6,982,214	$6,438,050

Total net revenues under the new presentation requirements:
Dialysis and related lab services patient service revenues	$6,470,540	$6,049,266
Less: Provision for uncollectible accounts	(190,234)	(166,301)

Net patient service revenues	6,280,306	5,882,965
Other revenues	451,500	336,645

Total net revenues	6,731,806	6,219,610

	Year ended December 31,
	2011	2010
Provision for uncollectible accounts:
Provision for uncollectible accounts as previously reported	$197,565	$170,652
Less: Provision for uncollectible accounts	(190,234)	(166,301)
Discontinued operations	(4,022)	(785)

Provision for uncollectible accounts	$3,309	$3,566

See footnote 3 to the consolidated financial statements for additional disclosure on the Company’s policies for recognizing revenue, assessing bad debts as well as the quantitative and qualitative information regarding changes in the allowance for doubtful accounts. See also footnotes 24, 26 and 27 to the consolidated financial statements, which have been updated for the retrospective application of these new presentation requirements.

In addition, the effects of adopting FASB’s ASU No. 2011-05 as amended by ASU No. 2011-12 Comprehensive Income—Presentation of Comprehensive Income was that the Company eliminated the presentation of the components of other comprehensive income within the statements of equity and reported the components of other comprehensive income in a separate statement of comprehensive income. See the statements of equity and statements of comprehensive income for further details as well as footnote 27 to the consolidated financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Annual Report on Form 10-K to be signed on our behalf by the undersigned, thereunto duly authorized, in the City of Denver, State of Colorado, on February 28, 2013.

DAVITA HEALTHCARE PARTNERS INC.

By:	/S/ KENT J. THIRY
Kent J. Thiry Co-Chairman and Chief Executive Officer

KNOW ALL MEN BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Kent J. Thiry, James K. Hilger, and Kim M. Rivera, and each of them his or her true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ KENT J. THIRY Kent J. Thiry	Co-Chairman and Chief Executive Officer (Principal Executive Officer)	February 28, 2013

/S/ ROBERT J. MARGOLIS Robert J. Margolis	Co-Chairman of the Board	February 28, 2013

/S/ JAMES K. HILGER James K. Hilger	Interim Chief Financial Officer and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2013

/S/ PAMELA M. ARWAY Pamela M. Arway	Director	February 28, 2013

/S/ CHARLES G. BERG Charles G. Berg	Director	February 28, 2013

/S/ CAROL A. DAVIDSON Carol A. Davidson	Director	February 28, 2013

/S/ PAUL J. DIAZ Paul J. Diaz	Director	February 28, 2013

Signature	Title	Date

/S/ PETER T. GRAUER Peter T. Grauer	Director	February 28, 2013

/S/ JOHN M. NEHRA John M. Nehra	Director	February 28, 2013

/S/ WILLIAM L. ROPER William L. Roper	Director	February 28, 2013

/S/ ROGER J. VALINE Roger J. Valine	Director	February 28, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

DaVita HealthCare Partners Inc.:

Under date of February 28, 2013, which states that effective January 1, 2012, the Company adopted accounting standards updates relating to the presentation and disclosure of patient service revenue, provision for bad debts, and the allowance for doubtful accounts and to the presentation of comprehensive income, we reported on the consolidated balance sheets of DaVita HealthCare Partners Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the years in the three-year period ended December 31, 2012, which are included in the Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement Schedule II—Valuation and Qualifying Accounts included in the Annual Report on Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Seattle, Washington

February 28, 2013

DAVITA HEALTHCARE PARTNERS INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at beginning of year	Acquisitions	Amounts charged to income	Amounts written off	Balance at end of year
		(in thousands)
Allowance for uncollectible accounts:
Year ended December 31, 2010	$229,317	$—	$171,250	$164,938	$235,629
Year ended December 31, 2011	$235,629	$16,193	$198,750	$200,229	$250,343
Year ended December 31, 2012	$250,343	$7,752	$243,377	$256,350	$245,122

EXHIBIT INDEX

2.1	Stock Purchase Agreement dated as of December 6, 2004, among Gambro AB, Gambro, Inc. and DaVita Inc.(7)

2.2	Agreement and Plan of Merger by and among DaVita Inc., DVA Acquisition Company, CDSI I Holding Company, Inc. and CDSI Representative LLC, dated as of February 4, 2011.(41)

2.3	Agreement and Plan of Merger, dated as of May 20, 2012, by and among DaVita Inc., Seismic Acquisition LLC, HealthCare Partners Holdings, LLC, and the Member Representative.(43)

2.4	Amendment, dated as of July 6, 2012, to the Agreement and Plan of Merger, dated as of May 20, 2012, by and among DaVita Inc., Seismic Acquisition LLC, HealthCare Partners Holdings, LLC, and the Member Representative.(44)

3.1	Amended and Restated Certificate of Incorporation of Total Renal Care Holdings, Inc. (TRCH), dated December 4, 1995.(1)

3.2	Certificate of Amendment of Certificate of Incorporation of TRCH, dated February 26, 1998.(2)

3.3	Certificate of Amendment of Certificate of Incorporation of DaVita Inc. (formerly Total Renal Care Holdings, Inc.), dated October 5, 2000.(3)

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of DaVita Inc., as amended dated May 30, 2007.(19)

3.5	Certificate of Ownership and Merger Merging DaVita Name Change, Inc. with and into DaVita Inc., as filed with Secretary of State of the State of Delaware on November 1, 2012.(48)

3.6	Amended and Restated Bylaws for DaVita Inc. dated as of March 10, 2011.(21)

4.1	Rights Agreement, dated as of November 14, 2002, between DaVita Inc. and the Bank of New York, as Rights Agent.(18)

4.2	Indenture, dated October 20, 2010, by and among DaVita Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee.(33)

4.3	Indenture, dated October 20, 2010, by and among DaVita Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee.(33)

4.4	First Amendment to Rights Agreement, dated as of March 10, 2011, between DaVita Inc. and The Bank of New York Mellon Trust Company, N.A., as Rights Agent.(36)

4.5	Indenture, dated August 28, 2012, by and among DaVita Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee.(45)

4.6	Form of 5.750% Senior Notes due 2022 and related Guarantee (included in exhibit 4.5).(45)

10.1	Employment Agreement, dated as of October 19, 2009, by and between DaVita Inc. and Kim M. Rivera.(34)*

10.2	Employment Agreement, effective as of August 16, 2004, by and between DaVita Inc. and Tom Usilton.(5)*

10.3	Amendment to Mr. Usilton’s Employment Agreement, dated February 12, 2007.(20)*

10.4	Second Amendment to Mr. Usilton’s Employment Agreement, effective December 12, 2008.(28)*

10.5	Employment Agreement, dated as of October 31, 2005, effective October 24, 2005, by and between DaVita Inc. and Dennis Kogod.(10)*

10.6	Amendment to Mr. Kogod’s Employment Agreement, effective December 12, 2008.(28)*

10.7	Second Amendment to Mr. Kogod’s Employment Agreement, effective December 31, 2012.*✓

10.8	Employment Agreement, effective September 22, 2005, by and between DaVita Inc. and James Hilger.(12)*

10.9	Amendment to Mr. Hilger’s Employment Agreement, effective December 12, 2008.(28)*

10.10	Second Amendment to Mr. Hilger’s Employment Agreement, effective December 27, 2012.*✓

10.11	Employment Agreement effective February 13, 2008, by and between DaVita Inc. and Richard K. Whitney.(24)*

10.12	Amendment to Equity Award Agreement, entered into on December 11, 2009, between DaVita Inc. and Richard K. Whitney.(34)*

10.13	Amendment to Stock Appreciation Rights Agreements, effective November 2008, by and between DaVita Inc. and Richard K. Whitney.(31)*

10.14	Employment Agreement, effective July 25, 2008, between DaVita Inc. and Kent J. Thiry.(25)*

10.15	Employment Agreement, effective August 1, 2008, between DaVita Inc. and Allen Nissenson.(26)*

10.16	Employment Agreement, effective March 3, 2008, between DaVita Inc. and David Shapiro.(28)*

10.17	Amendment to Mr. Shapiro’s Employment Agreement, effective December 4, 2008.(28)*

10.18	Employment Agreement, effective March 17, 2010, by and between DaVita Inc. and Javier Rodriguez.(30)*

10.19	Employment Agreement, effective February 26, 2010, by and between DaVita Inc. and Luis Borgen.(31)*

10.20	Amendment to Mr. Borgen’s Employment Agreement, effective March 18, 2010.(31)*

10.21	Memorandum Relating to Bonus Structure for Kent J. Thiry.(31)*

10.22	Memorandum Relating to Bonus Structure for Dennis L. Kogod.(31)*

10.23	Memorandum Relating to Bonus Structure for Thomas O. Usilton, Jr.(31)*

10.24	Form of Indemnity Agreement.(17)*

10.25	Form of Indemnity Agreement.(11)*

10.26	Executive Incentive Plan (as Amended and Restated effective January 1, 2009).(29)*

10.27	Executive Retirement Plan.(28)*

10.28	Post-Retirement Deferred Compensation Arrangement.(11)*

10.29	Amendment No. 1 to Post Retirement Deferred Compensation Arrangement.(28)*

10.30	DaVita Voluntary Deferral Plan.(9)*

10.31	Deferred Bonus Plan (Prosperity Plan).(27)*

10.32	Amendment No. 1 to Deferred Bonus Plan (Prosperity Plan).(28)*

10.33	Amended and Restated Employee Stock Purchase Plan.(23)*

10.34	Amended and Restated DaVita Healthcare Partners Inc. Severance Plan.*✓

10.35	Change in Control Bonus Program.(28)*

10.36	First Amended and Restated Total Renal Care Holdings, Inc. 1999 Non-Executive Officer and Non-Director Equity Compensation Plan.(4)*

10.37	Non-Management Director Compensation Philosophy and Plan.(24)*

10.38	Amended and Restated 2002 Equity Compensation Plan.(8)*

10.39	Amended and Restated 2002 Equity Compensation Plan.(16)*

10.40	Amended and Restated 2002 Equity Compensation Plan.(23)*

10.41	Amended and Restated 2002 Equity Compensation Plan.(28)*

10.42	DaVita Inc. 2002 Equity Compensation Plan.(32)*

10.43	Form of Non-Qualified Stock Option Agreement—Employee (DaVita Inc. 1999 Non-Executive Officer and Non-Director Equity Compensation Plan.(15)*

10.44	Form of Non-Qualified Stock Option Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(5)*

10.45	Form of Non-Qualified Stock Option Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(13)*

10.46	Form of Non-Qualified Stock Option Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(15)*

10.47	Form of Restricted Stock Units Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(5)*

10.48	Form of Restricted Stock Units Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(13)*

10.49	Form of Restricted Stock Units Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(15)*

10.50	Form of Restricted Stock Units Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(28)*

10.51	Form of Stock Appreciation Rights Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(13)*

10.52	Form of Stock Appreciation Rights Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(15)*

10.53	Form of Stock Appreciation Rights Agreement—Board (DaVita Inc. 2002 Equity Compensation Plan).(26)*

10.54	Form of Stock Appreciation Rights Agreement—Board members (DaVita Inc. 2011 Incentive Award Plan).(38)*

10.55	Form of Restricted Stock Units Agreement—Board (DaVita Inc. 2002 Equity Compensation Plan).(26)*

10.56	Form of Restricted Stock Units Agreement—Board members (DaVita Inc. 2011 Incentive Award Plan).(38)*

10.57	Form of Non-Qualified Stock Option Agreement—Board (DaVita Inc. 2002 Equity Compensation Plan).(26)*

10.58	Form of Stock Appreciation Rights Agreement—Executives (DaVita Inc. 2011 Incentive Award Plan).(38)*

10.59	Form of Restricted Stock Units Agreement—Executives (DaVita Inc. 2011 Incentive Award Plan).(38)*

10.60	Form of Restricted Stock Units Agreement (DaVita Inc. 2011 Incentive Award Plan). *✓

10.61	Form of Stock Appreciation Rights Agreement (DaVita Inc. 2011 Incentive Award Plan). *✓

10.62	Form of Long-Term Incentive Program Award Agreement (For 162(m) designated teammates) (DaVita Inc. 2011 Incentive Award Plan). *✓

10.63	Form of Long-Term Incentive Program Award Agreement (DaVita Inc. 2011 Incentive Award Plan). *✓

10.64	Credit Agreement, dated as of October 5, 2005, among DaVita Inc., the Guarantors party thereto, the Lenders party thereto, Bank of America, N.A., Wachovia Bank, National Association, Bear Stearns Corporate Lending Inc., The Bank of New York, The Bank of Nova Scotia, The Royal Bank of Scotland plc, WestLB AG, New York Branch as Co-Documentation Agents, Credit Suisse, Cayman Islands Branch, as Syndication Agent, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, JPMorgan Securities Inc., as Sole Lead Arranger and Bookrunner and Credit Suisse, Cayman Islands Branch, as Co-Arranger.(9)

10.65	Credit Agreement, dated as of October 5, 2005, as Amended and Restated as of February 23, 2007, by and among DaVita Inc., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A.(22)

10.66	Amendment Agreement, dated February 23, 2007, by and among DaVita Inc., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A.(22)

10.67	Security Agreement, dated as of October 5, 2005, by DaVita Inc., the Guarantors party thereto and JPMorgan Chase Bank, N.A., as Collateral Agent.(9)

10.68	Credit Agreement, dated as of October 20, 2010, by and among DaVita Inc., the guarantors party thereto, the lenders party thereto, Credit Suisse AG, Barclays Bank PLC, Goldman Sachs Bank USA, Wells Fargo Bank, National Association, Credit Agricole Corporate and Investment Bank, RBC Capital Markets, Scotia Capital (USA) Inc., SunTrust Robinson Humphrey, Inc. and Union Bank, N.A., as Co-Documentation Agents, Bank of America, N.A., as Syndication Agent, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and J.P. Morgan Securities LLC, Banc of America Securities LLC, Credit Suisse Securities (USA) LLC, Barclays Capital, Goldman Sachs Bank USA and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Bookrunners.(40)**

10.69	Amendment No. 1, dated as of August 14, 2012, to the Credit Agreement, dated as of October 20, 2010, by and among DaVita Inc., the several banks and other financial institutions or entities from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and JPMorgan Chase Bank, N.A., as Issuing Lender and Swingline Lender, and the other agents from time to time parties thereto.(46)

10.70	Amendment No. 2 to the Credit Agreement, dated as of August 24, 2012, by and among DaVita Inc., the several banks and other financial institutions or entities from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and JPMorgan Chase Bank, N.A., as Issuing Lender and Swingline Lender, and the other agents from time to time parties thereto.(45)

10.71	Perfection Certificate executed as of October 20, 2010 and delivered in connection with the closing of the Credit Agreement filed as Exhibit 10.68.(40)**

10.72	Corporate Integrity Agreement between the OIG of the HHS and Gambro Healthcare, Inc. effective as of December 1, 2004.(9)

10.73	Amended and Restated Alliance and Product Supply Agreement, dated as of August 25, 2006, among Gambro Renal Products, Inc., DaVita Inc. and Gambro AB.(14)**

10.74	Dialysis Organization Agreement between DaVita Inc. and Amgen USA Inc. dated December 20, 2007.(27)**

10.75	Dialysis Organization Agreement between DaVita Inc. and Amgen USA Inc. dated December 17, 2010.(35)**

10.76	DaVita Inc. 2011 Incentive Award Plan.(37)*

10.77	Amendment No. 2 to Dialysis Organization Agreement between DaVita Inc. and Amgen USA Inc. effective as of July 1, 2011.(39)**

10.78	Sourcing and Supply Agreement between DaVita Inc. and Amgen USA Inc. effective as of January 1, 2012.(42)**

10.79	Amendment No. 1 to Sourcing and Supply Agreement between DaVita HealthCare Partners Inc. and Amgen USA Inc. effective as of January 1, 2013.✓**

10.80	Voting Agreement, dated as of May 20, 2012, by and among DaVita Inc., HealthCare Partners Holdings, LLC, and HealthCare Partners Medical Group.(43)

10.81	Support Agreement, dated as of May 20, 2012, by and among DaVita Inc., HealthCare Partners Holdings, LLC, and Dr. Robert Margolis.(43)

10.82	Support Agreement, dated as of May 20, 2012, by and among DaVita Inc., HealthCare Partners Holdings, LLC, and Dr. William Chin.(43)

10.83	Support Agreement, dated as of May 20, 2012, by and among DaVita Inc., HealthCare Partners Holdings, LLC, and Matthew Mazdyasni.(43)

10.84	Support Agreement, dated as of May 20, 2012, by and among DaVita Inc., HealthCare Partners Holdings, LLC, and Dr. Thomas Paulsen.(43)

10.85	Form of Non-Competition and Non-Solicitation Agreement, dated as of May 20, 2012, between DaVita Inc. and Dr. Robert Margolis, Dr. William Chin, Dr. Thomas Paulsen, Mr. Zan Calhoun, and Ms. Lori Glisson.(43)

10.86	Form of Non-Competition and Non-Solicitation Agreement, dated as of May 20, 2012, between DaVita Inc. and Mr. Matthew Mazdyasni, Dr. Sherif Abdou, and Dr. Amir Bacchus.(43)

10.87	Escrow Agreement, dated as of August 28, 2012, by and among DaVita Inc., The Bank of New York Mellon Trust Company, N.A., as trustee, The Bank of New York Mellon Trust Company, N.A., as escrow agent and The Bank of New York Mellon Trust Company, N.A., as bank and securities intermediary.(45)

10.88	Employment Agreement, dated as of May 20, 2012, effective as of the November 1, 2012, by and among Dr. Robert Margolis, DaVita Inc. and HealthCare Partners Holdings, LLC.(47)*

10.89	Amendment to Dr. Margolis’ Employment Agreement, effective December 31, 2012.*✓

12.1	Computation of Ratio of Earnings to Fixed Charges.✓

14.1	DaVita Inc. Corporate Governance Code of Ethics.(6)

21.1	List of our subsidiaries.✓

23.1	Consent of KPMG LLP, independent registered public accounting firm.✓

24.1	Powers of Attorney with respect to DaVita. (Included on Page II-1).

31.1	Certification of the Chief Executive Officer, dated February 28, 2013, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.✓

31.2	Certification of the Chief Financial Officer, dated February 28, 2013, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.✓

32.1	Certification of the Chief Executive Officer, dated February 28, 2013, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.✓

32.2	Certification of the Chief Financial Officer, dated February 28, 2013, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.✓

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

✓	Included in this filing.
*	Management contract or executive compensation plan or arrangement.
**	Portions of this exhibit are subject to a request for confidential treatment and have been redacted and filed separately with the SEC.
(1)	Filed on March 18, 1996 as an exhibit to the Company’s Transitional Report on Form 10-K for the transition period from June 1, 1995 to December 31, 1995.
(2)	Filed on March 31, 1998 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.
(3)	Filed on March 20, 2001 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.
(4)	Filed on February 28, 2003 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.
(5)	Filed on November 8, 2004 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.
(6)	Filed on February 27, 2004 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
(7)	Filed on December 8, 2004 as an exhibit to the Company’s Current Report on Form 8-K.
(8)	Filed on May 4, 2005 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.
(9)	Filed on November 8, 2005 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.
(10)	Filed on November 4, 2005 as an exhibit to the Company’s Current Report on Form 8-K.
(11)	Filed on March 3, 2005 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
(12)	Filed on August 7, 2006 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2006.
(13)	Filed on July 6, 2006 as an exhibit to the Company’s Current Report on Form 8-K.
(14)	Filed on November 3, 2006 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
(15)	Filed on October 18, 2006 as an exhibit to the Company’s Current Report on Form 8-K.
(16)	Filed on July 31, 2006 as an exhibit to the Company’s Current Report on Form 8-K.
(17)	Filed on December 20, 2006 as an exhibit to the Company’s Current Report on Form 8-K.
(18)	Filed on November 19, 2002 as an exhibit to the Company’s Current Report on Form 8-K.
(19)	Filed on August 6, 2007 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.
(20)	Filed on February 16, 2007 as an exhibit to the Company’s Current Report on Form 8-K.
(21)	Filed on March 17, 2011 as an exhibit to the Company’s Current Report on Form 8-K/A.
(22)	Filed on February 28, 2007 as an exhibit to the Company’s Current Report on Form 8-K.
(23)	Filed on June 4, 2007 as an exhibit to the Company’s Current Report on Form 8-K.
(24)	Filed on May 8, 2008 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.
(25)	Filed on July 31, 2008 as an exhibit to the Company’s Current Report on Form 8-K.
(26)	Filed on November 6, 2008 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.
(27)	Filed on February 29, 2008 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

(28)	Filed on February 27, 2009 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008
(29)	Filed on June 18, 2009 as an exhibit to the Company’s Current Report on Form 8-K.
(30)	Filed on April 14, 2010 as an exhibit to the Company’s Current Report on Form 8-K.
(31)	Filed on May 3, 2010 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.
(32)	Filed on April 28, 2010 as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A.
(33)	Filed on October 21, 2010 as an exhibit to the Company’s Current Report on Form 8-K.
(34)	Filed on February 25, 2010 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
(35)	Filed on December 29, 2011 as an exhibit to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2010.
(36)	Filed on May 6, 2011 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.
(37)	Filed on April 27, 2011 as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A.
(38)	Filed on August 4, 2011 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.
(39)	Filed on December 29, 2011 as an exhibit to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2011.
(40)	Filed on January 17, 2012 as an exhibit to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2011.
(41)	Filed on February 10, 2011 as an exhibit to the Company’s Current Report on Form 8-K.
(42)	Filed on February 24, 2012 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.
(43)	Filed on May 21, 2012 as an exhibit to the Company’s Current Report on Form 8-K.
(44)	Filed on July 9, 2012 as an exhibit to the Company’s Current Report on Form 8-K.
(45)	Filed on August 28, 2012 as an exhibit to the Company’s Current Report on Form 8-K.
(46)	Filed on September 18, 2012 as an exhibit to the Company’s Current Report on Form 8-K.
(47)	Filed on September 18, 2012 as an exhibit to Amendment No. 2 to the Company’s Registration Statement on Form S-4.
(48)	Filed on November 1, 2012 as an exhibit to the Company’s Current Report on Form 8-K.