Form 10-Q
period 2013-03-31
DAVITA HEALTHCARE PARTNERS INC.
filed 2013-05-09
CIK 927066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

For the Quarterly Period Ended March 31, 2013

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

As of April 30, 2013, the number of shares of the Registrant’s common stock outstanding was approximately 105.8 million shares and the aggregate market value of the common stock outstanding held by non-affiliates based upon the closing price of these shares on the New York Stock Exchange was approximately $12.5 billion.

DAVITA HEALTHCARE PARTNERS INC.

Note: Items 3, 4 and 5 of Part II are omitted because they are not applicable.

i

DAVITA HEALTHCARE PARTNERS INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(dollars in thousands, except per share data)

	Three months ended March 31,
	2013	2012
Patient service revenues	$1,979,873	$1,765,482
Less: Provision for uncollectible accounts	(70,057)	(53,008)

Net patient service revenues	1,909,816	1,712,474
HCP capitated revenues	746,071	—
Other revenues	173,695	137,059

Total net revenues	2,829,582	1,849,533

Operating expenses and charges:
Patient care costs	1,953,929	1,249,395
General and administrative	291,372	205,401
Depreciation and amortization	125,909	75,381
Provision for uncollectible accounts	878	1,106
Equity investment income	(9,367)	(2,632)
Loss contingency reserve	300,000	—

Total operating expenses and charges	2,662,721	1,528,651

Operating income	166,861	320,882
Debt expense	(105,817)	(61,381)
Other income	598	1,039

Income from continuing operations before income taxes	61,642	260,540
Income tax expense	15,144	95,556

Income from continuing operations	46,498	164,984
Discontinued operations:
Loss from operations of discontinued operations, net of tax	(139)	(101)
Gain on disposal of discontinued operations, net of tax	13,375	—

Net income	59,734	164,883
Less: Net income attributable to noncontrolling interests	(29,570)	(24,763)

Net income attributable to DaVita HealthCare Partners Inc.	$30,164	$140,120

Earnings per share:
Basic income from continuing operations per share attributable to DaVita HealthCare Partners Inc.	$0.16	$1.50

Basic net income per share attributable to DaVita HealthCare Partners Inc.	$0.29	$1.49

Diluted income from continuing operations per share attributable to DaVita HealthCare Partners Inc.	$0.16	$1.46

Diluted net income per share attributable to DaVita HealthCare Partners Inc.	$0.28	$1.46

Weighted average shares for earnings per share:
Basic	104,484,476	93,769,092

Diluted	107,063,633	95,729,105

Amounts attributable to DaVita HealthCare Partners Inc.:
Income from continuing operations	$16,915	$140,220
Discontinued operations	13,249	(100)

Net income	$30,164	$140,120

See notes to condensed consolidated financial statements.

DAVITA HEALTHCARE PARTNERS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(dollars in thousands, except per share data)

	Three months ended March 31,
	2013	2012
Net income	$59,734	$164,883

Other comprehensive (loss) income, net of tax:
Unrealized losses on interest rate swap and cap agreements:
Unrealized losses on interest rate swap and cap agreements	(2,369)	(2,261)
Less: Reclassifications of net swap and cap agreements realized losses into net income	2,507	2,520
Unrealized gains on investments:
Unrealized gains on investments	618	1,146
Less: Reclassification of net investment realized gains into net income	(94)	(75)
Foreign currency translation adjustments	(2,106)	(619)

Other comprehensive (loss) income	(1,444)	711

Total comprehensive income	58,290	165,594
Less: Comprehensive income attributable to the noncontrolling interests	(29,570)	(24,763)

Comprehensive income attributable to DaVita HealthCare Partners Inc.	$28,720	$140,831

See notes to condensed consolidated financial statements.

DAVITA HEALTHCARE PARTNERS INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands, except per share data)

	March 31, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$699,671	$533,748
Short-term investments	7,142	7,138
Accounts receivable, less allowance of $239,669 and $245,122	1,516,642	1,424,303
Inventories	76,582	78,126
Other receivables	298,871	265,671
Other current assets	150,432	201,572
Income tax receivable	—	55,454
Deferred income taxes	441,828	315,782

Total current assets	3,191,168	2,881,794
Property and equipment, net of accumulated depreciation of $1,546,266 and $1,522,183	1,915,453	1,872,370
Intangibles, net of accumulated amortization of $349,332 and $304,323	2,104,044	2,128,118
Equity investments	37,520	35,150
Long-term investments	63,451	59,341
Other long-term assets	86,806	79,854
Goodwill	9,015,035	8,947,736

	$16,413,477	$16,004,363

LIABILITIES AND EQUITY
Accounts payable	$330,247	$414,143
Other liabilities	565,262	563,365
Accrued compensation and benefits	565,206	566,911
Medical payables	298,322	238,964
Loss contingency reserve	300,000	—
Current portion of long-term debt	228,219	227,791
Income tax payable	37,983	—

Total current liabilities	2,325,239	2,011,174
Long-term debt	8,277,259	8,326,534
Other long-term liabilities	497,708	443,743
Alliance and product supply agreement, net	13,325	14,657
Deferred income taxes	737,521	710,638

Total liabilities	11,851,052	11,506,746
Commitments and contingencies
Noncontrolling interests subject to put provisions	605,894	580,692
Equity:
Preferred stock ($0.001 par value, 5,000,000 shares authorized; none issued)
Common stock ($0.001 par value, 450,000,000 shares authorized; 134,862,283 shares issued; 105,702,448 and 105,498,575 shares outstanding)	135	135
Additional paid-in capital	1,208,315	1,208,800
Retained earnings	3,761,999	3,731,835
Treasury stock, at cost (29,159,835 and 29,363,708 shares)	(1,154,266)	(1,162,336)
Accumulated other comprehensive loss	(16,741)	(15,297)

Total DaVita HealthCare Partners Inc. shareholders’ equity	3,799,442	3,763,137
Noncontrolling interests not subject to put provisions	157,089	153,788

Total equity	3,956,531	3,916,925

	$16,413,477	$16,004,363

See notes to condensed consolidated financial statements.

DAVITA HEALTHCARE PARTNERS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Three months ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$59,734	$164,883
Adjustments to reconcile net income to cash provided by operating activities:
Loss contingency reserve	300,000	—
Depreciation and amortization	125,756	75,975
Stock-based compensation expense	16,021	12,550
Tax benefits from stock award exercises	9,368	10,890
Excess tax benefits from stock award exercises	(6,957)	(6,101)
Deferred income taxes	(111,331)	(13,335)
Equity investment income, net	(2,486)	483
Other non-cash charges and (gain) loss on disposal of assets	(11,396)	7,125
Changes in operating assets and liabilities, other than from acquisitions and divestitures:
Accounts receivable	(92,339)	(71,706)
Inventories	2,162	4,851
Other receivables and other current assets	(32,281)	56,452
Other long-term assets	(9,865)	3,742
Accounts payable	(83,896)	(20,624)
Accrued compensation and benefits	(3,790)	41,623
Other current liabilities	79,277	17,462
Income taxes	93,401	43,072
Other long-term liabilities	47,829	4,532

Net cash provided by operating activities	379,207	331,874

Cash flows from investing activities:
Additions of property and equipment, net	(116,724)	(112,459)
Acquisitions	(91,498)	(132,699)
Proceeds from asset and business sales	62,357	825
Purchase of investments available for sale	(1,212)	(489)
Purchase of investments held-to-maturity	(4)	(3,212)
Proceeds from sale of investments available for sale	1,091	6,791
Proceeds from maturities of investments held-to-maturity	—	7,551
Purchase of intangible assets	(137)	—
Distributions received on equity investments	116	2

Net cash used in investing activities	(146,011)	(233,690)

Cash flows from financing activities:
Borrowings	16,797,510	8,634,603
Payments on long-term debt	(16,860,949)	(8,658,001)
Interest rate cap premiums and other deferred financing costs	(248)	3
Distributions to noncontrolling interests	(34,926)	(26,405)
Stock award exercises and other share issuances, net	5,833	1,663
Excess tax benefits from stock award exercises	6,957	6,101
Contributions from noncontrolling interests	14,257	3,651
Proceeds from sales of additional noncontrolling interests	4,174	100
Purchases from noncontrolling interests	—	(4,372)

Net cash used in financing activities	(67,392)	(42,657)
Effect of exchange rate changes on cash and cash equivalents	119	11

Net increase in cash and cash equivalents	165,923	55,538
Cash and cash equivalents at beginning of period	533,748	393,752

Cash and cash equivalents at end of period	$699,671	$449,290

See notes to condensed consolidated financial statements.

DAVITA HEALTHCARE PARTNERS INC.

CONSOLIDATED STATEMENTS OF EQUITY

(unaudited)

(dollars and shares in thousands)

	Non- controlling interests subject to put provisions	DaVita HealthCare Partners Inc. Shareholders’ Equity								Non- controlling interests not subject to put provisions
		Common stock		Additional paid-in capital	Retained earnings	Treasury stock		Accumulated other comprehensive income (loss)	Total
Balance at December 31, 2011	$478,216	134,862	$135	$596,300	$3,195,818	(41,221)	$(1,631,694)	$(19,484)	$2,141,075	$127,050
Comprehensive income:
Net income	66,456				536,017				536,017	38,764
Other comprehensive income								4,187	4,187
Stock purchase shares issued				4,311		101	4,011		8,322
Stock unit shares issued				(8,303)		210	8,303
Stock options and SSARs exercised				(83,558)		2,166	85,733		2,175
Stock-based compensation expense				45,384					45,384
Excess tax benefits from stock awards exercised				62,036					62,036
Issuance of common stock associated with the HCP acquisition				684,161		9,380	371,311		1,055,472
Assumption of noncontrolling interests associated with the HCP acquisition										29,850
Distributions to noncontrolling interests	(70,133)									(43,371)
Contributions from noncontrolling interests	26,371									11,024
Sales and assumptions of additional noncontrolling interests	20,124			1,064					1,064	2,432
Purchases from noncontrolling interests	(5,229)			(20,694)					(20,694)	(838)
Changes in fair value of noncontrolling interests	71,901			(71,901)					(71,901)
Held for sale reclassification	(7,014)
Purchase accounting adjustments										(11,123)

Balance at December 31, 2012	$580,692	134,862	$135	$1,208,800	$3,731,835	(29,364)	$(1,162,336)	$(15,297)	$3,763,137	$153,788
Comprehensive income:
Net income	18,643				30,164				30,164	10,927
Other comprehensive income								(1,444)	(1,444)
Stock unit shares issued				(1,085)		27	1,085
Stock-settled SARs exercised				(6,985)		177	6,985
Stock-based compensation expense				16,021					16,021
Excess tax benefits from stock awards exercised				6,957					6,957
Distributions to noncontrolling interests	(19,822)									(15,104)
Contributions from noncontrolling interests	8,281									5,976
Sales and assumptions of additional noncontrolling interests	4,030			(809)					(809)	988
Expiration of put option	(889)			375					375	514
Changes in fair value of noncontrolling interests	14,959			(14,959)					(14,959)

Balance at March 31, 2013	$605,894	134,862	$135	$1,208,315	$3,761,999	(29,160)	$(1,154,266)	$(16,741)	$3,799,442	$157,089

See notes to condensed consolidated financial statements.

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(dollars and shares in thousands, except per share data)

Unless otherwise indicated in this Quarterly Report on Form 10-Q “the Company”, “we”, “us”, “our” and similar terms refer to DaVita HealthCare Partners Inc. and its consolidated subsidiaries.

1. Condensed consolidated interim financial statements

The condensed consolidated interim financial statements included in this report are prepared by the Company without audit. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations are reflected in these consolidated interim financial statements. All significant intercompany accounts and transactions have been eliminated. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The most significant estimates and assumptions underlying these financial statements and accompanying notes generally involve the accrual of an estimated loss contingency reserve and its impact on the Company’s income taxes, revenue recognition and accounts receivable, impairments of long-lived assets, fair value estimates, accounting for income taxes, variable compensation accruals, consolidation of variable interest entities, purchase accounting valuation estimates, stock-based compensation and medical liability claims. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the operating results for the full year. The consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Prior year balances and amounts have been reclassified to conform to the current year presentation and retrospectively revised to reflect purchase accounting entries. The Company has evaluated subsequent events through the date these condensed consolidated financial statements were issued and has included all necessary disclosures.

2. Earnings per share

Basic net income per share is calculated by dividing net income attributable to the Company, net of any (increase) decrease in noncontrolling interests redemption rights in excess of fair value, by the weighted average number of common shares and vested stock units outstanding. Diluted net income per share includes the dilutive effect of outstanding stock-settled stock appreciation rights, stock options and unvested stock units (under the treasury stock method).

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

The reconciliations of the numerators and denominators used to calculate basic and diluted earnings per share are as follows:

	Three months ended March 31,
	2013	2012
Basic:
Income from continuing operations attributable to DaVita HealthCare Partners Inc.	$16,915	$140,220
Discontinued operations attributable to DaVita HealthCare Partners Inc.	13,249	(100)

Net income attributable to DaVita HealthCare Partners Inc. for basic earnings per share calculation	$30,164	$140,120

Weighted average shares outstanding during the period	105,578	93,766
Vested stock units	3	3
Contingently returnable shares held in escrow for the DaVita HealthCare Partners merger	(1,097)	—

Weighted average shares for basic earnings per share calculation	104,484	93,769

Basic income from continuing operations per share attributable to DaVita HealthCare Partners Inc.	$0.16	$1.50

Basic income from discontinued operations per share attributable to DaVita HealthCare Partners Inc.	$0.13	$(0.01)

Basic net income per share attributable to DaVita HealthCare Partners Inc.	$0.29	$1.49

Diluted:
Income from continuing operations attributable to DaVita HealthCare Partners Inc.	$16,915	$140,220
Discontinued operations attributable to DaVita HealthCare Partners Inc.	13,249	(100)

Net income attributable to DaVita HealthCare Partners Inc. for diluted earnings per share calculation	$30,164	$140,120

Weighted average shares outstanding during the period	105,578	93,766
Vested stock units	3	3
Assumed incremental shares from stock plans	1,483	1,960

Weighted average shares for diluted earnings per share calculation	107,064	95,729

Diluted income from continuing operations per share attributable to DaVita HealthCare Partners Inc.	$0.16	$1.46

Diluted income from discontinued operations per share attributable to DaVita HealthCare Partners Inc.	$0.12	$—

Diluted net income per share attributable to DaVita HealthCare Partners Inc.	$0.28	$1.46

Anti-dilutive stock-settled awards excluded from calculation (1)	1,093	2,309

(1)

Shares associated with stock-settled stock appreciation rights and stock options that are excluded from the diluted denominator calculation because they are anti-dilutive under the treasury stock method.

DAVITA HEALTHCARE PARTNERS INC.

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

During the three months ended March 31, 2013, the Company granted 1,330 stock-settled stock appreciation rights with an aggregate grant-date fair value of $36,024 and a weighted-average expected life of approximately 4.3 years, and also granted 10 stock units with an aggregate grant-date fair value of $1,163 and a weighted-average expected life of approximately 2.7 years.

For the three months ended March 31, 2013 and 2012, the Company recognized $16,021 and $12,550, respectively, in stock-based compensation expense for stock appreciation rights, stock units and discounted employee stock plan purchases, which are primarily included in general and administrative expenses. The estimated tax benefits recorded for stock-based compensation through March 31, 2013 and 2012 was $6,088 and $4,723, respectively. As of March 31, 2013, there was $123,372 of total estimated unrecognized compensation cost related to unvested stock-based compensation arrangements under the Company’s equity compensation and stock purchase plans. The Company expects to recognize this cost over a weighted average remaining period of 1.5 years.

The Company did not receive any cash proceeds from stock option exercises for the first quarter of 2013. During the three months ended March 31, 2012, the Company received $1,391 in cash proceeds from stock option exercises. In addition, for the three months ended March 31, 2013 and 2012 the Company received $9,368 and $10,890, respectively, in actual tax benefits upon the exercise of stock awards.

4. Accounts receivable

Accounts receivable are reduced by an allowance for doubtful accounts. In evaluating the ultimate collectability of the Company’s accounts receivable, the Company analyzes its historical cash collection experience and trends for each of its government payors and commercial payors to estimate the adequacy of the allowance for doubtful accounts and the amount of the provision for uncollectible accounts. Management regularly updates its analysis based upon the most recent information available to determine its current provision for uncollectible accounts and the adequacy of its allowance for doubtful accounts. For receivables associated with dialysis patient services covered by government payors, primarily Medicare, the Company receives 80% of the payment directly from Medicare as established under the governments bundled payment system and determines an appropriate allowance for doubtful accounts and provision for uncollectible accounts on the remaining balance due depending upon the Company’s estimate of the amounts ultimately collectible from other secondary coverage sources or from the patients. For receivables associated with services to patients covered by commercial payors that are either based upon contractual terms or for non-contracted health plan coverage, the Company provides an allowance for doubtful accounts by recording a provision for uncollectible accounts based upon its historical collection experience, potential inefficiencies in its billing processes and for which collectability is determined to be unlikely. Approximately 3% of the Company’s net accounts receivable are associated with patient pay and it is the Company’s policy with respect to its dialysis operations to reserve 100% of these outstanding accounts receivable balances when the amounts due are outstanding for more than four months.

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

During the three months ended March 31, 2013, the Company’s allowance for doubtful accounts decreased by approximately $5,453. This was primarily due to continued higher non-covered Medicare write-offs during the period in the Company’s U.S. dialysis business. There were no unusual transactions impacting the allowance for doubtful accounts.

5. Goodwill

Changes in the value of goodwill by reportable segments were as follows:

	Three months ended March 31, 2013
	U.S. dialysis and related lab services	HCP	Other-ancillary services and strategic initiatives	Consolidated total
Balance at January 1, 2013	$5,309,152	$3,501,557	$137,027	$8,947,736
Acquisitions	56,338	9,511	4,022	69,871
Divestitures	(1,234)	—	—	(1,234)
Other adjustments	12	163	(1,513)	(1,338)

Balance at March 31, 2013	$5,364,268	$3,511,231	$139,536	$9,015,035

	Year ended December 31, 2012
	U.S. dialysis and related lab services	HCP	Other-ancillary services and strategic initiatives	Consolidated total
Balance at January 1, 2012	$4,865,864	$—	$81,112	$4,946,976
Acquisitions	443,997	3,518,790	88,611	4,051,398
Divestitures	(709)	—	—	(709)
Held for sale	—	—	(31,853)	(31,853)
Other adjustments	—	—	(843)	(843)

Balance at December 31, 2012 as previously reported	$5,309,152	$3,518,790	$137,027	$8,964,969
HCP purchase accounting adjustments	—	(17,233)	—	(17,233)

Balance at December 31, 2012 as adjusted	$5,309,152	$3,501,557	$137,027	$8,947,736

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

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

The Company has applied a similar aggregation to the HCP practice management operations in each region, to the vascular access service centers in its vascular access services reporting unit, and to the physician practices in its physician services reporting unit. For the Company’s additional operating segments, no component below the level of the operating segment is considered a discrete business and therefore these operating segments directly constitute individual reporting units.

During the first quarter of 2013, the Company did not record any goodwill impairment charges and, as of March 31, 2013, none of the goodwill associated with the Company’s various reporting units was considered at risk of impairment. Since the date of the Company’s last annual goodwill impairment test, there have been no material developments, events, changes in operating performance or other changes in circumstances that would cause management to believe it is more likely than not that the fair value of any of its reporting units would be less than its carrying amount.

6. Long-term debt

Long-term debt was comprised of the following:

	March 31, 2013	December 31, 2012
Senior Secured Credit Facilities:
Term Loan A	$875,000	$900,000
Term Loan A-3	1,333,125	1,350,000
Term Loan B	1,710,625	1,715,000
Term Loan B-2	1,645,875	1,650,000
Senior notes	2,800,000	2,800,000
Acquisition obligations and other notes payable	52,206	64,276
Capital lease obligations	109,221	96,594

Total debt principal outstanding	8,526,052	8,575,870
Discount on long-term debt	(20,574)	(21,545)

	8,505,478	8,554,325
Less current portion	(228,219)	(227,791)

	$8,277,259	$8,326,534

Scheduled maturities of long-term debt at March 31, 2013 were as follows:

2013	162,723
2014	264,212
2015	842,548
2016	1,892,176
2017	908,853
2018	801,824
Thereafter	3,653,716

During the first three months of 2013, the Company made mandatory principal payments under its Senior Secured Credit Facilities totaling $25,000 on the Term Loan A, $16,875 on the Term Loan A-3, $4,375 on the Term Loan B and $4,125 on the Term Loan B-2.

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

The Company has entered into several interest rate swap agreements as a means of hedging its exposure to and volatility from variable-based interest rate changes as part of its overall interest rate risk management strategy. These agreements are not held for trading or speculative purposes and have the economic effect of converting the LIBOR variable component of the Company’s interest rate to a fixed rate. These swap agreements are designated as cash flow hedges, and as a result, hedge-effective gains or losses resulting from changes in the fair values of these swaps are reported in other comprehensive income until such time as each specific swap tranche is realized, at which time the amounts are reclassified into net income. Net amounts paid or received for each specific swap tranche that have settled have been reflected as adjustments to debt expense. In addition, the Company has entered into several interest rate cap agreements that have the economic effect of capping the Company’s maximum exposure to LIBOR variable interest rate changes on specific portions of the Company’s Term Loan B debt and Term Loan B-2 debt, as described below. These cap agreements are also designated as cash flow hedges and, as a result, changes in the fair values of these cap agreements are reported in other comprehensive income. The amortization of the original cap premium is recognized as a component of debt expense on a straight line basis over the term of the cap agreements. The swap and cap agreements do not contain credit-risk contingent features.

In March 2013, the Company entered into several new interest rate swap agreements. As of March 31, 2013, the amortizing notional amounts of these swap agreements totaled $1,333,125. These agreements have the economic effect of modifying the LIBOR variable component of the Company’s interest rate on an equivalent amount of the Company’s Term Loan A-3 to fixed rates ranging from 0.49% to 0.52%, resulting in an overall weighted average effective interest rate of 3.01%, including the Term Loan A-3 margin of 2.50%. The swap agreements expire by September 30, 2016 and require monthly interest payments. During the three months ended March 31, 2013 the Company accrued net charges of $45 from these swaps which are included in debt expense. As of March 31, 2013, the total fair value of these swap agreements was a liability of $384. The Company estimates that approximately $2,734 of existing unrealized pre-tax losses in other comprehensive income at March 31, 2013 will be reclassified into income in 2013.

In addition, in March 2013, the Company entered into several interest rate forward swap agreements with amortizing notional amounts totaling $600,000. These forward swap agreements will be effective September 30, 2014 and will have the economic effect of modifying the LIBOR variable component of the Company’s interest rate on an equivalent amount of the Company’s outstanding debt to fixed rates ranging from 0.72% to 0.75%. These swap agreements expire on September 30, 2016 and will require quarterly interest payments beginning in October 2014. Any unrealized gains or losses resulting from changes in the fair value of these swaps will be recorded in other comprehensive income. As of March 31, 2013, the total fair value of these swap agreements was a liability of $344.

During March 2013, the Company entered into several interest rate cap agreements with notional amounts totaling $1,250,000 on the Company’s Term Loan B debt and $1,485,000 on the Company’s Term Loan B-2 debt. These agreements have the economic effect of capping the LIBOR variable component of the Company’s interest rate at a maximum of 2.50% on an equivalent amount of the Company’s Term Loan B and Term Loan B-2 debt. The cap agreements expire on September 30, 2016. As of March 31, 2013, the total fair value of these cap agreements was an asset of $5,626. During the three months ended March 31, 2013, the Company recorded a loss of $2,910 in other comprehensive income due to a decrease in the unrealized fair value of these cap agreements.

As of March 31, 2013, the Company also maintains a total of nine other interest rate swap agreements with amortizing notional amounts totaling $875,000. These agreements had the economic effect of modifying the

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

LIBOR variable component of the Company’s interest rate on an equivalent amount of our Term Loan A to fixed rates ranging from 1.59% to 1.64%, resulting in an overall weighted average effective interest rate of 4.11%, including the Term Loan A margin of 2.50%. The swap agreements expire by September 30, 2014 and require monthly interest payments. During the three months ended March 31, 2013, the Company accrued net charges of $3,162 from these swaps which are included in debt expense. As of March 31, 2013, the total fair value of these swap agreements was a liability of $16,023. The Company estimates that approximately $8,943 of existing unrealized pre-tax losses in other comprehensive income at March 31, 2013 will be reclassified into income in 2013.

As of March 31, 2013, the Company also maintains five interest rate cap agreements with notional amounts totaling $1,250,000. These agreements have the economic effect of capping the LIBOR variable component of our interest rate at a maximum of 4.00% on an equivalent amount of our Term Loan B debt. However, as a result of the new interest rate cap agreements that were entered into in March 2013, as described above, these interest rate cap agreements became ineffective cash flow hedges and as a result any changes in the fair value associated with these interest rate cap agreements will be charged to income. During the three months ended March 31, 2013, the Company accrued net charges of $897 from these caps which are included in debt expense. The cap agreements expire on September 30, 2014. As of March 31, 2013, the total fair value of these cap agreements was an asset of $63. During the three months ended March 31, 2013, the Company recorded a loss of $3 in other comprehensive income due to a decrease in the unrealized fair value of these cap agreements.

The following table summarizes the Company’s derivative instruments as of March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
Derivatives designated as hedging instruments	Balance sheet location	Fair value	Balance sheet location	Fair value
Interest rate swap agreements	Other long-term liabilities	$16,751	Other long-term liabilities	$18,994

Interest rate cap agreements	Other long-term assets	$5,689	Other long-term assets	$65

The following table summarizes the effects of the Company’s interest rate swap and cap agreements for the three months ended March 31, 2013 and 2012:

	Amount of gains (losses) recognized in OCI on interest rate swap and cap agreements		Location of gains (losses) reclassified from accumulated OCI into income	Amount of gains (losses) reclassified from accumulated OCI into income
	Three months ended March 31,			Three months ended March 31,
Derivatives designated as cash flow hedges	2013	2012		2013	2012
Interest rate swap agreements	$(964)	$(3,276)	Debt expense	$(3,207)	$(3,225)
Interest rate cap agreements	(2,913)	(424)	Debt expense	(897)	(897)
Tax benefit	1,508	1,439		1,597	1,602

Total	$(2,369)	$(2,261)		$(2,507)	$(2,520)

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

As of March 31, 2013, interest rates on the Company’s Term Loan B and Term Loan B-2 debt are effectively fixed because of an embedded LIBOR floor which is higher than actual LIBOR as of such date. Furthermore, interest rates on $1,250,000 of the Company’s Term Loan B and $1,485,000 of the Company’s Term Loan B-2 are subject to interest rate caps if LIBOR should rise above 2.50%. Interest rates on the Company’s senior notes are fixed by their terms. The LIBOR variable component of the Company’s interest rates on the Company’s Term Loan A and the Term Loan A-3 are economically fixed as a result of interests rate swaps.

As a result of embedded LIBOR floors in some of the Company’s debt agreements and the swap and cap agreements, the Company’s overall weighted average effective interest rate on the Senior Secured Credit Facilities was 4.09%, based upon the current margins in effect of 2.50% for both the Term Loan A and for the Term Loan A-3, and 3.00% for both the Term Loan B and for the Term Loan B-2, as of March 31, 2013. Effective April 2, 2013, the interest rate margin on the Term Loan A increased to 2.75%

The Company’s overall weighted average effective interest rate during the first quarter of 2013 was 4.76% and as of March 31, 2013 was 4.79%.

As of March 31, 2013, the Company had undrawn revolving credit facilities totaling $350,000 of which approximately $114,456 was committed for outstanding letters of credit.

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

Inquiries by the Federal Government and Certain Related Civil Proceedings

Vainer Private Civil Suit: In December 2008, the Company received a subpoena for documents from the OIG relating to the pharmaceutical products Zemplar, Hectorol, Venofer, Ferrlecit and EPO, as well as other related matters. The subpoena covered the period from January 2003 to December 2008. The Company was in contact with the U.S. Attorney’s Office for the Northern District of Georgia and the U.S. Department of Justice in Washington, DC since November 2008 relating to this matter, and was advised that this was a civil inquiry. On June 17, 2009, the Company learned that the allegations underlying this inquiry were made as part of a civil complaint filed by individuals and brought pursuant to the qui tam provisions of the federal False Claims Act. On April 1, 2011, the U.S. District Court for the Northern District of Georgia ordered the case to be unsealed. At that time, the Department of Justice and U.S. Attorney’s Office filed a notice of declination stating that the U.S. would not be intervening and not pursuing the relators’ allegation in litigation. On July 25, 2011, the relators, Daniel Barbir and Dr. Alon Vainer, filed their amended complaint in the U.S. District Court for the Northern District of Georgia, purportedly on behalf of the federal government. The allegations in the complaint relate to the Company’s drug administration practices for the Company’s dialysis operations for Vitamin D and iron

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

agents for a period from 2003 through 2010. The complaint seeks monetary damages and civil penalties as well as costs and expenses. The Company is vigorously defending this matter and intends to continue to do so. The Company can make no assurances as to the time or resources that will be needed to devote to this litigation or its final outcome.

2010 U.S. Attorney Physician Relationship Investigation: In May 2010, the Company received a subpoena from the OIG’s office in Dallas, Texas. The civil subpoena covers the period from January 1, 2005 to May 2010, and seeks production of a wide range of documents relating to the Company’s dialysis operations, including documents related to, among other things, financial relationships with physicians and joint ventures, and whether those relationships and joint ventures comply with the federal anti-kickback statute and the False Claims Act. The Company has been advised by the attorneys conducting this civil investigation that they believe that some or all of the Company’s joint ventures do not comply with the anti-kickback statute and the False Claims Act. The Company disagrees that its joint venture structure generally, which the Company believes is widely used in the dialysis industry and other segments of the healthcare industry substantially in the form that the Company uses it, violates the federal anti-kickback statute or the False Claims Act. As to individual transactions, the Company made significant effort to ensure that its joint venture structures and process complied with the rules, but the Company is talking with the government about addressing its concerns. The focus of this investigation overlaps substantially with the 2011 U.S. Attorney Physician Relationship Investigation described below. The Company is engaged in good faith discussions with the attorneys from the United States Attorney’s Office for the District of Colorado, the Civil Division of the United States Department of Justice and the Office of the Inspector General in an effort to find a mutually acceptable resolution to this matter and the 2011 U.S. Attorney Physician Relationship Investigation. Discussions have advanced to a point where the Company believes it is appropriate to accrue an estimated loss contingency reserve of $300,000 in the first quarter of 2013 in connection with an offer to settle the related civil, administrative and criminal matters. However, the discussions are ongoing, and until concluded, there can be no certainty about the timing or likelihood of a definitive resolution or the scope of any potential restrictions that may be agreed upon in connection with a settlement. As these discussions proceed and additional information becomes available to us, the amount of the estimated loss contingency reserve may need to be increased or decreased to reflect this new information. This matter will continue to require management’s attention and significant legal expense, and the Company can make no assurances as to the final outcome.

2011 U.S. Attorney Physician Relationship Investigation: In August 2011, the Company announced it had learned that the U.S. Attorney’s Office for the District of Colorado would be investigating certain activities of its dialysis business in connection with information being provided to a grand jury. This investigation relates to the Company’s relationships with physicians, including its joint ventures, and whether those relationships and joint ventures comply with the federal anti-kickback statute, and overlaps substantially, with the 2010 U.S. Attorney Physician Relationship Investigation described above. The Company has received a number of subpoenas for documents covering the period from January 2006 to November 2012, and the Company has produced documents in response to those subpoenas and other requests. In addition, certain current and former members of the Board, executives and other teammates have received subpoenas to testify before the grand jury. It is possible that criminal proceedings may be initiated against the Company in connection with this investigation. As noted above, the Company is engaged in good faith discussions in an effort to find a mutually acceptable resolution of both this matter and the 2010 U.S. Attorney Physician Relationship Investigation. As also noted above, the discussions are ongoing, and until concluded, there can be no certainty about the timing or likelihood of a definitive resolution. This matter will continue to require management’s attention and significant legal expense, and the Company can make no assurances as to the final outcome.

DAVITA HEALTHCARE PARTNERS INC.

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

Turner-Hooks Private Civil Suit: In January 2013, the Company was served with a civil complaint filed by a former patient, Laura Turner-Hooks, and brought pursuant to the qui tam provisions of the federal False Claims Act purportedly on behalf of the federal government. On November 13, 2012, the U.S. District Court for the Eastern District of Michigan ordered the case to be unsealed. At that time, the Department of Justice and U.S. Attorney’s Office filed a notice of declination stating that the U.S. would not be intervening and not pursuing the relator’s allegation in litigation. The relator’s complaint, originally filed in July 2011, stated that she was a patient at a single dialysis facility in Michigan and that the Company allegedly violated the federal False Claims Act by providing treatments at the facility that failed to comply with the standard of care required under federal healthcare programs. The complaint asked the court to order the Company to cease committing the alleged violations and seeks monetary damages and civil penalties as well as costs and expenses. On March 29, 2013, the Company filed a motion to dismiss the case, arguing that the allegations were meritless. After reviewing the Company’s motion, on April 29, 2013, the U.S. District Court dismissed the case with prejudice as to the relator. There was no finding of wrongdoing by the Company, nor was the Company assessed or required to pay, any fines, penalties or other amounts in connection with the relator’s complaint or dismissal of the case.

Swoben Private Civil Suit: In April 2013, the Company’s Health Care Partners (HCP) subsidiary was served with a civil complaint filed by a former employee of SCAN Health Plan (SCAN), a health maintenance organization (HMO). On July 13, 2009, pursuant to the qui tam provisions of the federal False Claims Act and the California False Claims Act, James M. Swoben, as relator, filed a qui tam action in the United States District Court for the Central District of California purportedly on behalf of the United States of America and the State of California against SCAN, and certain other defendants whose identities were under seal. The allegations in the complaint relate to alleged overpayments received from government healthcare programs. In or about August 2012, SCAN entered into a settlement agreement with the United States of America and the State of California. The United States and the State of California partially intervened in the action for the purpose of settlement with and dismissal of the action against SCAN. In or about November 2011, the relator filed his Third Amended Complaint under seal alleging violations of the federal False Claims Act and the California False Claims Act, which named additional defendants, including HCP and certain health insurance companies that are referred to collectively in the complaint as the HMOs. The allegations in the complaint relate to patient diagnosis coding. The complaint seeks monetary damages and civil penalties as well as costs and expenses. The Company believes and is in the process of evaluating the extent to which it might have indemnification from the sellers in connection with the Company’s merger with HCP on November 1, 2012 for all or a portion of any liabilities it might incur related to this matter. The Company intends to vigorously defend this action.

Except for the private civil complaints filed by the relators as described above, to the Company’s knowledge, no proceedings have been initiated against the Company at this time in connection with any of the

DAVITA HEALTHCARE PARTNERS INC.

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

Other

The Company has received several notices of claims from commercial payors and other third parties related to historical billing practices and claims against DVA Renal Healthcare (formerly known as Gambro Healthcare), a subsidiary of the Company, related to historical Gambro Healthcare billing practices and other matters covered by its 2004 settlement agreement with the Department of Justice and certain agencies of the U.S. government. The Company has received no further indication that any of these claims are active, and some of them may be barred by applicable statutes of limitations. To the extent any of these claims might proceed, the Company intends to defend against them vigorously; however, the Company may not be successful and these claims may lead to litigation and any such litigation may be resolved unfavorably. At this time, the Company cannot predict the ultimate outcome of these matters or the potential range of damages, if any.

A wage and hour claim, which has been styled as a class action, is pending against the Company in the Superior Court of California. The Company was served with the complaint in this lawsuit in April 2008, and it has been amended since that time. The lawsuit, as amended, alleges that the Company failed to provide meal periods, failed to pay compensation in lieu of providing rest or meal periods, failed to pay overtime, and failed to comply with certain other California Labor Code requirements. In September 2011, the court denied the plaintiffs’ motion for class certification. Plaintiffs appealed that decision. In January 2013, the Court of Appeals affirmed the trial court’s decision on some claims, but remanded the case to the trial court for clarification of its decision on one of the claims. The Company intends to continue to vigorously defend against these claims. Any potential settlement of these claims is not anticipated to be material to the Company’s consolidated financial statements.

In October 2007, the Company was contacted by the Attorney General’s Office for the State of Nevada. The Attorney General’s Office informed the Company that it was conducting a civil and criminal investigation of the Company’s operations in Nevada and that the investigation related to the billing of pharmaceuticals by our dialysis business, including EPO. In February 2008, the Attorney General’s Office informed the Company that the civil and criminal investigation had been discontinued. The Attorney General’s Office further advised the Company that Nevada Medicaid intended to conduct audits of ESRD dialysis providers in Nevada and that such audits would relate to the issues that were the subjects of the investigation. To the Company’s knowledge, no court proceedings have been initiated against the Company at this time. Any negative audit findings could result in a substantial repayment by the Company. At this time, the Company cannot predict the ultimate outcome of this matter or the potential range of damages, if any.

In addition to the foregoing, the Company is subject to claims and suits, including from time to time, contractual disputes and professional and general liability claims, as well as audits and investigations by various

DAVITA HEALTHCARE PARTNERS INC.

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

8. Investments in debt and equity securities

Based on the Company’s intentions and strategy involving investments in debt securities, the Company classifies certain debt securities as held-to-maturity and records them at amortized cost. Equity securities that have readily determinable fair values, including those of mutual funds, as well as other debt securities, are classified as available for sale and recorded at fair value.

The Company’s investments in securities consist of the following:

	March 31, 2013			December 31, 2012
	Held to maturity	Available for sale	Total	Held to maturity	Available for sale	Total
Certificates of deposit and money market funds due within one year	$5,942	$—	$5,942	$5,938	$—	$5,938
Investments in mutual funds	—	16,317	16,317	—	15,185	15,185

	$5,942	$16,317	$22,259	$5,938	$15,185	$21,123

Short-term investments	$5,942	$1,200	$7,142	$5,938	$1,200	$7,138
Long-term investments	—	15,117	15,117	—	13,985	13,985

	$5,942	$16,317	$22,259	$5,938	$15,185	$21,123

The cost of the certificates of deposit and money market funds at March 31, 2013 approximates their fair value. As of March 31, 2013 and December 31, 2012, the available for sale investments include $3,002 and $2,146 of gross pre-tax unrealized gains, respectively. During the three months ended March 31, 2013, the Company recorded gross pre-tax unrealized gains of $1,011, or $618 after tax, in other comprehensive income associated with changes in the fair value of these investments. During the three months ended March 31, 2013, the Company sold investments in mutual funds for net proceeds of $1,091 and recognized a pre-tax gain of $155, or $94 after-tax, which was previously recorded in other comprehensive income. During the three months ended March 31, 2012, the Company sold investments in mutual funds for net proceeds of $6,791, and recognized a pre-tax gain of $123, or $75 after tax, that was previously recorded in other comprehensive income.

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

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

The following table summarizes the Company’s assets, liabilities and temporary equity measured at fair value on a recurring basis as of March 31, 2013:

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Available for sale securities	$16,317	$16,317	$—	$—

Interest rate cap agreements	$5,689	$—	$5,689	$—

Funds on deposit with third parties	$72,303	$15,548	$56,755	$—

Liabilities
Interest rate swap agreements	$16,751	$—	$16,751	$—

Contingent earn-out obligations	$294,079	$—	$—	$294,079

Temporary equity
Noncontrolling interests subject to put provisions	$605,894	$—	$—	$605,894

The available for sale securities represent investments in various open-ended registered investment companies, or mutual funds, and are recorded at fair value based upon quoted prices reported by each mutual fund. See Note 8 to the condensed consolidated financial statements for further discussion.

The interest rate swap and cap agreements are recorded at fair value based upon valuation models utilizing the income approach and commonly accepted valuation techniques that use inputs from closing prices for similar assets and liabilities in active markets as well as other relevant observable market inputs at quoted intervals such as current interest rates, forward yield curves, implied volatility and credit default swap pricing. The Company does not believe the ultimate amount that could be realized upon settlement of these interest rate swap and cap agreements would be materially different from the fair values as currently reported. See Note 6 to the condensed consolidated financial statements for further discussion.

The funds on deposit with third parties represent funds held with various third parties as required by regulation or contract and invested by those parties in various investments, which are measured at estimated fair value based primarily on quoted close or bid market prices of the same or similar assets.

The estimated fair value measurements of contingent earn-out obligations are primarily based on unobservable inputs including projected EBITDA of acquired businesses, estimated probabilities of achieving gross margin of certain medical procedures and the estimated probability of earn-out payments being made using an option pricing technique and a simulation model for expected EBITDA. In addition, a probability-adjusted model was used to estimate the fair values of the quality results amounts. The estimated fair value of these contingent earn-out obligations will be remeasured as of each reporting date and could fluctuate based upon any significant changes in key assumptions, such as changes in the Company credit risk-adjusted rate that is used to discount obligations to present value.

See Note 10 to the condensed consolidated financial statements for a discussion of the Company’s methodology for estimating the fair value of noncontrolling interests subject to put provisions.

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

Other financial instruments consist primarily of cash, accounts receivable, life insurance contracts, accounts payable, other accrued liabilities, and debt. The balances of the non-debt financial instruments are presented in the condensed consolidated financial statements at March 31, 2013 at their approximate fair values due to the short-term nature of their settlements. The carrying amount of the Company’s Senior Secured Credit Facilities totaled $5,564,625 as of March 31, 2013, and the fair value was $5,598,190 based upon quoted market prices. The fair value of the Company’s senior notes was approximately $2,965,243 at March 31, 2013, based upon quoted market prices, as compared to the carrying amount of $2,800,000.

10. Noncontrolling interests subject to put provisions and other commitments

The Company has potential obligations to purchase the noncontrolling interests held by third parties in several of its joint ventures, non-owned and minority-owned entities and non-wholly-owned subsidiaries. These obligations are in the form of put provisions and are exercisable at the third-party owners’ discretion within specified periods as outlined in each specific put provision. If these put provisions were exercised, the Company would be required to purchase the third-party owners’ noncontrolling interests at either the appraised fair market value or a predetermined multiple of earnings or cash flow attributable to the noncontrolling interests put to the Company, which is intended to approximate fair value. The methodology the Company uses to estimate the fair values of noncontrolling interests subject to put provisions assumes either the higher of a liquidation value of net assets or an average multiple of earnings, based on historical earnings, patient mix and other performance indicators, as well as other factors. The estimated fair values of the noncontrolling interests subject to put provisions can fluctuate and the implicit multiple of earnings at which these noncontrolling interests obligations may be settled will vary significantly depending upon market conditions including potential purchasers’ access to the capital markets, which can impact the level of competition for dialysis and non-dialysis related businesses, the economic performance of these businesses and the restricted marketability of the third-party owners’ noncontrolling interests. The amount of noncontrolling interests subject to put provisions that contractually employ a predetermined multiple of earnings rather than fair value are immaterial.

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

11. Income taxes

As of March 31, 2013, the Company’s total liability for unrecognized tax benefits relating to tax positions that do not meet the more-likely-than-not threshold is $67,131, of which $41,291 would impact the Company’s effective tax rate if recognized. This balance represents a decrease of $415 from the December 31, 2012 balance of $67,546 due to the reduction of 2012 liabilities.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in its income tax expense. At March 31, 2013 and December 31, 2012, the Company had approximately $12,425 and $12,073, respectively, accrued for interest and penalties related to unrecognized tax benefits, net of federal tax benefits.

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

12. Acquisitions and discontinued operations

Dialysis and other acquisitions

During the first three months of 2013, the Company acquired dialysis businesses and one other business consisting of eight dialysis centers located in the U.S. and one hospice care business for a total of $91,498 in cash and deferred purchase price obligations totaling $3,514. The assets and liabilities for all acquisitions were recorded at their estimated fair values at the dates of the acquisitions and are included in the Company’s condensed consolidated financial statements and operating results from the designated effective dates of the acquisitions.

The following table summarizes the assets acquired in these transactions and recognized at their acquisition dates at estimated fair values:

Three months ended March 31, 2013
Tangible assets, principally leasehold improvements and equipment	$3,874
Intangible and other long-term assets	21,267
Goodwill	69,871

$95,012

Amortizable intangible assets acquired during the first three months of 2013 had weighted-average estimated useful lives of 10.3 years. The total amount of goodwill deductible for tax purposes associated with these acquisitions is approximately $69,871.

HCP acquisition

The initial allocations of the purchase price at the time of the acquisition of HCP on November 1, 2012 were recorded at the estimated fair values of assets acquired and liabilities assumed based upon the best information available to management at that time and will be finalized when certain information arranged to be obtained has been received. Certain income tax amounts are pending issuance of final tax refunds and the evaluation and quantification of certain pre-acquisition tax contingencies. Valuation of medical claims reserves and certain noncontrolling interest amounts are pending final issuance and acceptance of third party actuarial reports.

The following is a summary of HCP’s purchase accounting adjustments recorded in the first quarter of 2013 applied retrospectively to the December 31, 2012 balance sheet and primarily relates to adjustments to medical claims reserves and noncontrolling interests:

Adjustments to the December 31, 2012 balance sheet
Accounts receivable	$3,000
Medical payables	$7,000
Noncontrolling interest	$11,123
Goodwill	$(17,233)
Deferred income taxes	$(3,890)

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

Discontinued operations

Divestiture of HomeChoice Partners, Inc.

On February 1, 2013, the Company completed the sale of HomeChoice Partners Inc. (HomeChoice) to BioScrip, Inc. pursuant to a stock purchase agreement dated December 12, 2012 for $70,000 in cash, subject to various post-closing adjustments, of which the Company receives approximately 90% of the proceeds. The stock purchase agreement also provides that as additional consideration the Company may earn up to a total of 90% of $20,000 if certain performance amounts exceed certain thresholds over the next two years. As of February 1, 2013, the Company has assigned no value to this contingent receivable and will recognize any estimated realizable value of this receivable only when it becomes probable and reasonably estimable. The Company recorded a gain of approximately $13,375, net of tax, during the three months ended March 31, 2013 related to this divestiture.

HomeChoice is a regional provider of home infusion services that provides specialized pharmacy, nursing and nutritional services to patients in their homes.

The operating results of HomeChoice have been reported as discontinued operations for all periods presented.

The results from discontinued operations related to HomeChoice were as follows:

	Three months ended March 31,
	2013	2012
Net revenues	$6,351	$17,102

Loss before income taxes	(223)	(162)
Income tax benefit	(84)	(61)

Loss from discontinued operations	$(139)	$(101)

Net assets of discontinued operations related to HomeChoice as of February 1, 2013, were as follows:

Current assets	$17,039
Property and equipment, net	2,963
Long-term assets	28
Goodwill	31,853
Liabilities and noncontrolling interests	(8,998)

Net assets of discontinued operations	$42,885

Contingent earn-out obligations

As a result of HCP achieving certain financial performance targets in 2012, the Company made earn-out payments of $136,954 on April 1, 2013, to the common unit holders of HCP. In addition, HCP’s prior owners can still earn as further consideration $137,500 if HCP’s earn-out EBITDA for 2013 is equal to or greater than $600,000. As of March 31, 2013, the Company estimated the fair value of the total contingent earn-out obligation to be $260,000. After the payment for the 2012 contingent earn-out obligation, the Company has estimated the fair value of the 2013 contingent earn-out obligation to be approximately $123,000.

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

The Company also has several other contingent earn-out obligations associated with other acquisitions that could result in the Company paying the former shareholders of those acquired companies up to $95,100 if certain EBITDA performance targets and quality margins are met over the next three years and earn-out obligations based on 20% of operating income over the next five years. As of March 31, 2013, the Company has measured the fair value of these contingent earn-out obligations to be $34,079.

Contingent earn-out obligations will subsequently be remeasured to fair value at each reporting date until the contingencies are resolved with changes in the liability due to the re-measurement recorded in earnings. See Note 9 to the condensed consolidated financial statements for further details. Of the total contingent earn-out obligations of $294,079 recognized at March 31, 2013, a total of $141,244 is included in other accrued liabilities and the remaining $152,835 is included in other long-term liabilities on our consolidated balance sheet.

13. Segment reporting

The Company primarily operates two major lines of business, the largest being its U.S. dialysis and related lab services business and the other being HCP. The Company also operates various other ancillary services and strategic initiatives.

As of March 31, 2013, the ancillary services and strategic initiatives consisted primarily of pharmacy services, disease management services, vascular access services, ESRD clinical research programs, physician services, direct primary care and the Company’s international dialysis operations. For internal management reporting the U.S. dialysis and related lab services business, HCP’s practice management operations in each region, and each of the ancillary services and strategic initiatives have been defined as separate operating segments by management since separate financial information is regularly produced and reviewed by the Company’s chief operating decision maker in making decisions about allocating resources and assessing financial results. The chief operating decision maker for the Company’s U.S. dialysis business and its ancillary services and strategic initiatives is its Chief Executive Officer. The chief operating decision maker for the HCP business is the HCP Chief Executive Officer. The U.S. dialysis and related lab services business and the HCP business each qualify as separately reportable segments and all of the other ancillary services and strategic initiatives operating segments have been combined and disclosed in the other segments category.

The Company’s operating segment financial information is prepared on an internal management reporting basis that the Chief Executive Officer uses to allocate resources and analyze the performance of the operating segments. For internal management reporting, segment operations include direct segment operating expenses but exclude (i) corporate support, which consists primarily of indirect labor, benefits and long-term incentive based compensation of departments which provide support to all of the Company’s operating lines of business, and (ii) transaction expenses for the three months ended March 31, 2012 associated with the acquisition of HCP.

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

The following is a summary of segment revenues, segment operating margin (loss), and a reconciliation of segment operating margin to consolidated income before income taxes:

	Three months ended March 31,
	2013	2012
Segment net revenues:
U.S. dialysis and related lab services
Patient service revenues:
External sources	$1,908,783	$1,762,578
Intersegment revenues	7,511	4,059

Total dialysis and related lab services revenues	1,916,294	1,766,637
Less: Provision for uncollectible accounts	(67,071)	(53,008)

Net dialysis and related lab services patient service revenues	1,849,223	1,713,629
Other revenues (1)	2,895	2,885

Total net dialysis and related lab services revenues	1,852,118	1,716,514

HCP
HCP revenues:
Capitated revenues	746,071	—
Net patient service revenues	53,602	—
Other revenues(2)	4,086	—

Total revenues	803,759	—

Other—Ancillary services and strategic initiatives
Net patient service revenues (U.S. and international)	$14,502	$2,905
Other external sources	166,714	134,173
Intersegment revenues	2,779	2,044

Total ancillary services and strategic initiatives revenues	183,995	139,122

Total net segment revenues	2,839,872	1,855,636
Elimination of intersegment revenues	(10,290)	(6,103)

Consolidated net revenues	$2,829,582	$1,849,533

Segment operating margin (loss):
U.S. dialysis and related lab services	$87,292	$359,090
HCP	110,231	—
Other—Ancillary services and strategic initiatives	(15,014)	(18,260)

Total segment margin	182,509	340,830
Reconciliation of segment operating margin to consolidated income from continuing operations before income taxes:
Corporate support costs	(15,648)	(13,895)
Transaction expenses	—	(6,053)

Consolidated operating income	166,861	320,882
Debt expense	(105,817)	(61,381)
Other income	598	1,039

Consolidated income from continuing operations before income taxes	$61,642	$260,540

(1)

Includes management fees for providing management and administrative services to dialysis centers that are wholly-owned by third parties or centers in which the Company owns a minority equity investment.

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

(2)

Includes payments received for medical consulting services and management fees for providing management and administrative services to an unconsolidated joint venture that provides medical services in which the Company owns a 50% interest.

For the three months ended March 31, 2013, depreciation and amortization expense for the dialysis and related lab services, HCP and the ancillary services and strategic initiatives was $84,936, $38,017 and $2,956, respectively.

For the three months ended March 31, 2012, depreciation and amortization expense for the dialysis and related lab services and for the ancillary services and strategic initiatives was $73,727 and $1,654, respectively.

Summary of assets by segment is as follows:

	March 31, 2013	December 31, 2012
Segment assets
U.S. dialysis and related lab services	$9,609,466	$9,351,075
HCP	6,399,107	6,218,133
Other—Ancillary services and strategic initiatives	404,904	435,155

Consolidated assets	$16,413,477	$16,004,363

For the three months ended March 31, 2013, the total amount of expenditures for property and equipment, excluding capital leases for U.S. dialysis and related lab services, were $102,076, $6,539 for HCP and were $8,109 for the ancillary services and strategic initiatives.

For the three months ended March 31, 2012, the total amount of expenditures for property and equipment, excluding capital leases for U.S. dialysis and related lab services, were $106,802 and were $5,657 for the ancillary services and strategic initiatives.

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

14. Changes in DaVita HealthCare Partners Inc.’s ownership interest in consolidated subsidiaries

The effects of changes in DaVita HealthCare Partners Inc.’s ownership interest on the Company’s equity are as follows:

	Three months ended March 31, 2013
	2013	2012
Net income attributable to DaVita HealthCare Partners Inc.	$30,164	$140,120

(Decrease) increase in paid-in capital for sales of noncontrolling interests	(809)	5
Decrease in paid-in capital for the purchase of noncontrolling interests	—	(897)

Net transfer to noncontrolling interests	(809)	(892)

Change from net income attributable to DaVita HealthCare Partners Inc. and transfers to noncontrolling interests	$29,355	$139,228

15. Variable interest entities

The Company relies on the operating activities of certain entities that it does not directly own or control, but over which it has indirect influence and of which it is considered the primary beneficiary. These entities are subject to the consolidation guidance applicable to variable interest entities (VIEs).

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

Under U.S. GAAP, the Company has determined that substantially all of the entities it is associated with that qualify as variable interest entities must be included in its consolidated financial statements. The Company manages these entities and provides operating and capital funding as necessary for the entities to accomplish their operational and strategic objectives. A number of these entities are subject to nominee share ownership or share transfer restriction agreements that effectively transfer the majority of the economic risks and rewards of their ownership to the Company. In other cases the Company’s management agreements with these entities include both financial terms and protective and participating rights to the entity’s operating, strategic and non-clinical governance decisions which transfer substantial powers over and economic responsibility for the entity to the Company. In some cases such entities are subject to broad exclusivity or noncompetition restrictions that benefit the Company. Further, in some cases the Company has contractual arrangements with its related party nominee owners that effectively indemnify these parties from the economic losses from, or entitle the Company to the economic benefits of, these entities.

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

The analyses upon which these consolidation determinations rest are complex, involve uncertainties, and require significant judgment on various matters, some of which could be subject to different interpretations. At March 31, 2013, these consolidated financial statements include total assets of variable interest entities of $477,771 and total liabilities and noncontrolling interests of variable interest entities to third parties of $323,627.

The Company also sponsors certain deferred compensation plans whose trusts qualify as variable interest entities and as their primary beneficiary the Company consolidates each of these plans. The assets of these plans are recorded in short-term or long-term investments with matching offsetting liabilities recorded in accrued compensation and benefits and other long-term liabilities. See Note 8 for disclosures on the assets of these consolidate non-qualified deferred compensation plans.

16. Health care costs payable

The health care costs shown in the following table include estimates for the cost of professional medical services provided by non-employed physicians and other providers, as well as inpatient and other ancillary costs for all markets, other than California, where state regulation allows for the assumption of global risk. Health care costs payable are included in medical payables.

The following table shows the components of changes in the health care costs payable for the three months ended March 31, 2013:

Three months ended March 31, 2013
Health care costs payable, beginning of the period	$119,512

Acquisitions and other adjustments	19,267

Add: Components of incurred health care costs
Current year	329,374
Prior years	(2,145)

Total incurred health care costs	327,229

Less: Claims paid
Current year	187,950
Prior years	107,713

Total claims paid	295,663

Health care costs payable, end of the period	$170,345

Our prior year estimates of health care costs payable decreased by $2,145 resulting from certain medical claims being settled for amounts less than originally estimated. These reductions were primarily the result of lower than expected utilization trends. When significant decreases (increases) in prior-year health care cost estimates occur that we believe significantly impact our current year operating results, we disclose that amount as favorable (unfavorable) development of prior-year’s health care cost estimates. Actual claim payments for prior year services have not been materially different from our year-end estimates.

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

17. Comprehensive income

On January 1, 2013, the Company adopted FASB’s ASU No. 2013-02 Comprehensive Income. This standard requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts.

	For the three months ended March 31, 2013				For the three months ended March 31, 2012
	Interest rate swap and cap agreements	Investment securities	Foreign currency translation adjustments	Accumulated other comprehensive income (loss)	Interest rate swap and cap agreements	Investment securities	Foreign currency translation adjustments	Accumulated other comprehensive income (loss)
Beginning balance	$(15,402)	$1,310	$(1,205)	$(15,297)	$(19,328)	$(156)	$—	$(19,484)

Unrealized (losses) gains	(3,877)	1,011	(2,106)	(4,972)	(3,700)	1,877	(619)	(2,442)
Related income tax benefit (expense)	1,508	(393)	—	1,115	1,439	(731)	—	708

	(2,369)	618	(2,106)	(3,857)	(2,261)	1,146	(619)	(1,734)

Reclassification from accumulated other comprehensive income into net income	4,104	(155)	—	3,949	4,122	(123)	—	3,999
Related tax	(1,597)	61	—	(1,536)	(1,602)	48	—	(1,554)

	2,507	(94)	—	2,413	2,520	(75)	—	2,445

Ending balance	$(15,264)	$1,834	$(3,311)	$(16,741)	$(19,069)	$915	$(619)	$(18,773)

The reclassification of net swap and cap realized losses into income are recorded as debt expense in the corresponding condensed consolidated statements of income. See Note 6 to the condensed consolidated financial statements for further details.

The reclassification of net investment realized gains into income are recorded in other income in the corresponding condensed consolidated statements of income. See Note 8 to the condensed consolidated financial statements for further details.

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

18. Condensed consolidating financial statements

The following information is presented in accordance with Rule 3-10 of Regulation S-X. The operating and investing activities of the separate legal entities included in the Company’s consolidated financial statements are fully interdependent and integrated. Revenues and operating expenses of the separate legal entities include intercompany charges for management and other administrative services. The Company’s senior notes are guaranteed by substantially all of its domestic wholly-owned subsidiaries. Each of the guarantor subsidiaries has guaranteed the notes on a joint and several basis. However, the guarantor subsidiaries can be released from their obligations in the event of a sale or other disposition of all or substantially all of the assets of such subsidiary, including by merger or consolidation or the sale of all equity interests in such subsidiary owned by the Company, if such subsidiary guarantor is designated as an unrestricted subsidiary or otherwise ceases to be a restricted subsidiary, and if such subsidiary guarantor no longer guaranties any other indebtedness of the Company. Non-wholly-owned subsidiaries, certain wholly-owned subsidiaries, foreign subsidiaries, joint ventures, partnerships, non-owned entities and third parties are not guarantors of these obligations.

Condensed Consolidating Statements of Income

For the three months ended March 31, 2013	DaVita HealthCare Partners Inc.	Guarantor subsidiaries	Non-Guarantor subsidiaries	Consolidating adjustments	Consolidated total
Dialysis patient service revenues	$—	$1,452,220	$536,658	$(9,005)	$1,979,873
Less: Provision for uncollectible accounts	—	(63,857)	(6,200)	—	(70,057)

Net patient service revenues	—	1,388,363	530,458	(9,005)	1,909,816
HCP capitated revenue	—	343,480	403,675	(1,084)	746,071
Other revenues	135,375	375,001	17,657	(354,338)	173,695

Total net revenues	135,375	2,106,844	951,790	(364,427)	2,829,582
Operating expenses	420,504	1,781,223	825,421	(364,427)	2,662,721

Operating (loss) income	(285,129)	325,621	126,369	—	166,861
Debt (expense)	(105,331)	(94,715)	(10,723)	104,952	(105,817)
Other income (expense)	100,221	5,967	(638)	(104,952)	598
Income tax (benefit) expense	(136,703)	138,088	13,759	—	15,144
Equity earnings in subsidiaries	183,700	66,077	—	(249,777)	—

Income from continuing operations	30,164	164,862	101,249	(249,777)	46,498
Discontinued operations	—	—	13,236	—	13,236

Net income	30,164	164,862	114,485	(249,777)	59,734
Less: Net income attributable to noncontrolling interests	—	—	—	(29,570)	(29,570)

Net income attributable to DaVita HealthCare Partners Inc.	$30,164	$164,862	$114,485	$(279,347)	$30,164

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

For the three months ended March 31, 2012	DaVita HealthCare Partners Inc.	Guarantor subsidiaries	Non-Guarantor subsidiaries	Consolidating adjustments	Consolidated total
Dialysis patient service revenues	$—	$1,315,992	$463,090	$(13,600)	$1,765,482
Less: Provision for uncollectible accounts	—	(38,846)	(14,162)	—	(53,008)

Net patient service revenues	—	1,277,146	448,928	(13,600)	1,712,474
Other revenues	123,593	146,965	4,153	(137,652)	137,059

Total net revenues	123,593	1,424,111	453,081	(151,252)	1,849,533
Operating expenses	93,158	1,230,436	356,309	(151,252)	1,528,651

Operating income	30,435	193,675	96,772	—	320,882
Debt (expense)	(62,181)	(51,218)	(6,366)	58,384	(61,381)
Other income	58,346	632	445	(58,384)	1,039
Income tax expense	10,773	78,112	6,671	—	95,556
Equity earnings in subsidiaries	124,293	59,540	—	(183,833)	—

Income from continuing operations	140,120	124,517	84,180	(183,833)	164,984
Discontinued operations	—	—	(101)	—	(101)

Net income	140,120	124,517	84,079	(183,833)	164,883
Less: Net income attributable to noncontrolling interests	—	—	—	(24,763)	(24,763)

Net income attributable to DaVita HealthCare Partners Inc.	$140,120	$124,517	$84,079	$(208,596)	$140,120

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

Condensed Consolidating Statements of Comprehensive Income

For the three months ended March 31, 2013	DaVita HealthCare Partners Inc.	Guarantor subsidiaries	Non-Guarantor subsidiaries	Consolidating adjustments	Consolidated total
Net income	$30,164	$164,862	$114,485	$(249,777)	$59,734
Other comprehensive loss	(1,444)	—	—	—	(1,444)

Total comprehensive income	28,720	164,862	114,485	(249,777)	58,290
Less: comprehensive income attributable to the noncontrolling interests	—	—	—	(29,570)	(29,570)

Comprehensive income attributable to DaVita HealthCare Partners Inc.	$28,720	$164,862	$114,485	$(279,347)	$28,720

For the three months ended March 31, 2012
Net income	$140,120	$124,517	$84,079	$(183,833)	$164,883
Other comprehensive income	711	—	—	—	711

Total comprehensive income	140,831	124,517	84,079	(183,833)	165,594
Less: comprehensive income attributable to the noncontrolling interests	—	—	—	(24,763)	(24,763)

Comprehensive income attributable to DaVita HealthCare Partners Inc.	$140,831	$124,517	$84,079	$(208,596)	$140,831

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

Condensed Consolidating Balance Sheets

As of March 31, 2013	DaVita HealthCare Partners Inc.	Guarantor subsidiaries	Non-Guarantor subsidiaries	Consolidating adjustments	Consolidated total
Cash and cash equivalents	$303,829	$222,548	$173,294	$—	$699,671
Accounts receivable, net	—	979,782	536,860	—	1,516,642
Other current assets	141,748	743,622	89,485	—	974,855

Total current assets	445,577	1,945,952	799,639	—	3,191,168
Property and equipment, net	158,570	1,239,950	516,933	—	1,915,453
Amortizable intangibles, net	92,172	1,974,157	37,715	—	2,104,044
Investments in subsidiaries	7,739,790	1,335,279	—	(9,075,069)	—
Intercompany receivables	4,433,541	160,955	423,295	(5,017,791)	—
Other long-term assets and investments	59,701	71,056	57,020	—	187,777
Goodwill	—	7,760,863	1,254,172	—	9,015,035

Total assets	$12,929,351	$14,488,212	$3,088,774	(14,092,860)	$16,413,477

Current liabilities	$486,690	$1,489,523	$349,026	$—	$2,325,239
Intercompany payables	—	4,161,191	856,600	(5,017,791)	—
Long-term debt and other long-term liabilities	8,258,157	1,097,708	169,948	—	9,525,813
Noncontrolling interests subject to put provisions	385,062	—	—	220,832	605,894
Total DaVita HealthCare Partners Inc. shareholders’ equity	3,799,442	7,739,790	1,335,279	(9,075,069)	3,799,442
Noncontrolling interests not subject to put provisions	—	—	377,921	(220,832)	157,089

Total equity	3,799,442	7,739,790	1,713,200	(9,295,901)	3,956,531

Total liabilities and equity	$12,929,351	$14,488,212	$3,088,774	$(14,092,860)	$16,413,477

As of December 31, 2012
Cash and cash equivalents	$195,037	$166,107	$172,604	$—	$533,748
Accounts receivable, net	—	966,854	457,449	—	1,424,303
Other current assets	13,928	775,595	134,220	—	923,743

Total current assets	208,965	1,908,556	764,273	—	2,881,794
Property and equipment, net	143,684	1,237,166	491,520	—	1,872,370
Amortizable intangibles, net	96,472	1,995,372	36,274	—	2,128,118
Investments in subsidiaries	7,444,676	1,337,414	—	(8,782,090)	—
Intercompany receivables	4,866,059	—	423,626	(5,289,685)	—
Other long-term assets and investments	52,787	67,000	54,558	—	174,345
Goodwill	—	7,705,119	1,242,617	—	8,947,736

Total assets	$12,812,643	$14,250,627	$3,012,868	$(14,071,775)	$16,004,363

Current liabilities	$357,476	$1,274,305	$379,393	$—	$2,011,174
Intercompany payables	—	4,593,709	695,976	(5,289,685)	—
Long-term debt and other long-term liabilities	8,326,266	993,331	175,975	—	9,495,572
Noncontrolling interests subject to put provisions	365,764	—	—	214,928	580,692
Total DaVita HealthCare Partners Inc. shareholders’ equity	3,763,137	7,389,282	1,392,808	(8,782,090)	3,763,137
Noncontrolling interests not subject to put provisions	—	—	368,716	(214,928)	153,788

Total equity	3,763,137	7,389,282	1,761,524	(8,997,018)	3,916,925

Total liabilities and equity	$12,812,643	$14,250,627	$3,012,868	$(14,071,775)	$16,004,363

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

Condensed Consolidating Statements of Cash Flows

For the three months ended March 31, 2013	DaVita HealthCare Partners Inc.	Guarantor subsidiaries	Non-Guarantor subsidiaries	Consolidating adjustments	Consolidated total
Cash flows from operating activities:
Net income	$30,164	$164,862	$114,485	$(249,777)	$59,734
Changes in operating assets and liabilities and non-cash items included in net income	105,835	11,971	(48,110)	249,777	319,473

Net cash provided by operating activities	135,999	176,833	66,375	—	379,207

Cash flows from investing activities:
Additions of property and equipment, net	(19,582)	(51,574)	(45,568)	—	(116,724)
Acquisitions	—	(81,505)	(9,993)	—	(91,498)
Proceeds from asset and business sales	60,650	1,707	—	—	62,357
Purchases/proceeds from investment sales and other items	(125)	(21)	—	—	(146)

Net cash provided by (used in) investing activities	40,943	(131,393)	(55,561)	—	(146,011)

Cash flows from financing activities:
Long-term debt and related financing costs, net	(50,725)	(3,907)	(9,055)	—	(63,687)
Intercompany borrowing	(30,215)	10,734	19,481	—	—
Other items	12,790	4,174	(20,669)	—	(3,705)

Net cash (used in) provided by financing activities	(68,150)	11,001	(10,243)	—	(67,392)

Effect of exchange rate changes on cash	—	—	119	—	119

Net increase in cash and cash equivalents	108,792	56,441	690	—	165,923
Cash and cash equivalents at beginning of period	195,037	166,107	172,604	—	533,748

Cash and cash equivalents at end of period	$303,829	$222,548	$173,294	$—	$699,671

For the three months ended March 31, 2012
Cash flows from operating activities:
Net income	$140,120	$124,517	$84,079	$(183,833)	$164,883
Changes in operating assets and liabilities and non-cash items included in net income	(49,986)	60,253	(27,109)	183,833	166,991

Net cash provided by operating activities	90,134	184,770	56,970	—	331,874

Cash flows from investing activities:
Additions of property and equipment, net	(18,640)	(58,812)	(35,007)	—	(112,459)
Acquisitions	—	(116,269)	(16,430)	—	(132,699)
Proceeds from asset sales	—	825	—	—	825
Purchases of investments and other items	6,302	4,341	—	—	10,643

Net cash used in investing activities	(12,338)	(169,915)	(51,437)	—	(233,690)

Cash flows from financing activities:
Long-term debt and related financing costs, net	(17,158)	(10,678)	4,437	—	(23,399)
Intercompany borrowing	(11,910)	95	11,815	—	—
Other items	7,768	(4,272)	(22,754)	—	(19,258)

Net cash used in financing activities	(21,300)	(14,855)	(6,502)	—	(42,657)

Effect of exchange rate changes on cash	—	—	11	—	11

Net increase (decrease) in cash and cash equivalents	56,496	—	(958)	—	55,538
Cash and cash equivalents at beginning of period	365,276	—	28,476	—	393,752

Cash and cash equivalents at end of period	$421,772	$—	$27,518	$—	$449,290

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contain statements that are forward-looking statements within the meaning of the federal securities laws. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. All statements that do not concern historical facts are forward-looking statements and include, among other things, statements about our expectations, beliefs, intentions and/or strategies for the future. These forward-looking statements include statements regarding our future operations, financial condition and prospects, expectations for treatment growth rates, revenue per treatment, expense growth, levels of the provision for uncollectible accounts receivable, operating income, cash flow, operating cash flow, estimated tax rates, capital expenditures, the development of new dialysis centers and dialysis center acquisitions, government and commercial payment rates, revenue estimating risk and the impact of our level of indebtedness on our financial performance, including earnings per share, and incorporation of HCP’s operating results into the Company’s consolidated operating results. These statements involve substantial known and unknown risks and uncertainties that could cause our actual results to differ materially from those described in the forward-looking statements, including but not limited to, risks resulting from the concentration of profits generated by the continued downward pressure on average realized payment rates from, and a reduction in the number of patients under, higher-paying commercial payor plans, which may result in the loss of revenues or patients, a reduction in government payment rates under the Medicare ESRD program or other government-based programs, the impact of health care reform legislation that was enacted in the U.S. in March 2010, changes in pharmaceutical or anemia management practice patterns, payment policies, or pharmaceutical pricing, legal compliance risks, including our continued compliance with complex government regulations and current or potential investigations by various government entities and related government or private-party proceedings, including risks relating to the resolution of the 2010 and 2011 U.S. Attorney Physician Relationship Investigations, continued increased competition from large and medium-sized dialysis providers that compete directly with us, our ability to maintain contracts with physician medical directors, changing affiliation models for physicians, and the emergence of new models of care introduced by the government or private sector that may erode our patient base and reimbursement rates such as accountable care organizations (ACOs), independent practice associations (IPAs) and integrated delivery systems, or to businesses outside of dialysis and HCP’s business, our ability to complete any acquisitions, mergers or dispositions that we might be considering or announce, or to integrate and successfully operate any business we may acquire or have acquired, including HCP, or to expand our operations and services to markets outside the U.S., variability of our cash flows, risks arising from the use of accounting estimates, judgments and interpretations in our financial statements, loss of key HCP employees, potential disruption from the HCP transaction making it more difficult to maintain business and operational relationships with customers, partners, associated physicians and physician groups, hospitals and others, the risk that laws regulating the corporate practice of medicine could restrict the manner in which HCP conducts its business, the fact that HCP faces certain competitive threats that could reduce its profitability, the risk that the cost of providing services under HCP’s agreements may exceed our compensation, the risk that reductions in reimbursement rates, including Medicare Advantage rates, and future regulations may negatively impact HCP’s business, revenue and profitability, the risk that HCP may not be able to successfully establish a presence in new geographic regions or successfully address competitive threats that could reduce its profitability, the risk that a disruption in HCP’s healthcare provider networks could have an adverse effect on HCP’s operations and profitability, the risk that reductions in the quality ratings of health maintenance organization plan customers of HCP could have an adverse effect on HCP’s business, or the risk that health plans that acquire health maintenance organizations may not be willing to contract with HCP or may be willing to contract only on less favorable terms, and the other risk factors set forth in Part II, Item 1A. of this Quarterly Report on Form 10-Q. We base our forward-looking statements on information currently available to us, and we undertake no obligation to update or revise any forward-looking statements, whether as a result of changes in underlying factors, new information, future events or otherwise.

The following should be read in conjunction with our condensed consolidated financial statements.

Consolidated results of operations

We primarily operate two major lines of business and, to a lesser extent, various other ancillary services and strategic initiatives, which includes our international dialysis operations. Our largest line of business is our U.S. dialysis and related lab services business, which is a leading provider of kidney dialysis services in the U.S. for patients suffering from chronic kidney failure, also known as ESRD. Our other major line of business is HealthCare Partners (HCP), which is a patient- and physician-focused integrated health care delivery and management company with nearly three decades of providing coordinated, outcomes-based medical care in a cost-effective manner.

Following is a summary of our consolidated operating results for the first quarter of 2013 compared with the prior sequential quarter and the same quarter of 2012 for reference in the discussion that follows. The operating results of HCP are included in our operating results effective November 1, 2012.

	Three months ended
	March 31, 2013			December 31, 2012		March 31, 2012
	(dollar amounts rounded to nearest million)
Net revenues:
Patient service revenues	$1,980			$1,930		$1,766
Less: Provision for uncollectible accounts	(70)			(68)		(53)

Net patient service revenues	1,910			1,862		1,713
HCP capitated revenues	746			419		—
Other revenues	174			197		137

Total consolidated net revenues	2,830	100%		2,478	100%	1,850	100%

Operating expenses and charges:
Patient care costs	1,954	69%		1,703	69%	1,250	68%
General and administrative	291	10%		278	11%	206	11%
Depreciation and amortization	126	4%		109	4%	75	4%
Provision for uncollectible accounts	1	—		1	—	1	—
Equity investment income	(9)	—		(8)	—	(3)	—
Loss contingency reserve and other legal settlement expenses	300	11%		7	—	—	—

Total operating expenses and charges	2,663	94	%(1)	2,090	84%	1,529	83%

Operating income	$167	6%		$388	16%	$321	17%

The following table summarizes consolidated net revenues for our U.S. dialysis and related lab services segment, HCP and our other ancillary services and strategic initiatives:

	Three months ended
	March 31, 2013	December 31, 2012	March 31, 2012
	(dollar amounts rounded to nearest million)
Net revenues:
Dialysis and related lab services patient service revenues	$1,916	$1,894	$1,767
Less: Provision for uncollectible accounts	(67)	(66)	(53)

Dialysis and related lab services net patient service revenues	$1,849	$1,828	$1,714
Other revenues	3	3	3

Total net dialysis and related lab services revenues	1,852	1,831	1,717

HCP capitated revenues	746	419	—
HCP net patient service revenues (less provision for uncollectible accounts of $3 and $2)	54	34	—
Other revenues	4	24	—

Total net HCP revenues	804	477	—

Other—Ancillary services and strategic initiatives revenues	169	173	136
Other—Ancillary services and strategic initiatives net patient service revenues	15	5	3

Total net other-ancillary services and strategic initiatives revenues	184	178	139

Total net segment revenues	2,840	2,486	1,856
Elimination of intersegment revenues	(10)	(8)	(6)

Consolidated net revenues	$2,830	$2,478	$1,850

The following table summarizes consolidated operating income and adjusted consolidated operating income:

	Three months ended
	March 31, 2013	December 31, 2012	March 31, 2012
	(dollar amounts rounded to nearest million)
Dialysis and related lab services	$87	$362	$359
HCP services	110	67	—
Other—Ancillary services and strategic initiatives loss	(15)	(15)	(18)

Total segment operating income	182	414	341
Reconciling items:
Corporate support costs	(15)	(13)	(14)
Transaction expenses	—	(13)	(6)

Consolidated operating income	167	388	321
Reconciliation of non-GAAP measure:
Add:
Loss contingency reserve and other legal settlement expenses	300	7	—
Transaction expenses	—	13	6

Adjusted consolidated operating income (1)	$467	$408	$327

(1)

For the three months ended March 31, 2013, we have excluded $300 million of expenses related to an estimated loss contingency reserve and for the three months ended December 31, 2012, we have excluded $7 million of expenses related to a legal settlement, from operating expenses and operating income. In addition, for the three months ended December 31, 2012 and March 31, 2012, we have excluded $13 million and $6 million, respectively, of transaction expenses associated with the acquisition of HCP from operating expenses and operating income. These are non-GAAP measures and are not intended as substitutes for the GAAP equivalent measures. We have presented these adjusted amounts because management believes that these presentations enhance a user’s understanding of our normal consolidated operating income by excluding an estimated $300 million loss contingency reserve related to the 2010 and 2011 U.S. Attorney Physician Relationship Investigations (see note 7 to the condensed consolidated financial statements), $7 million of expenses relating to a settlement we reached in the second quarter of 2012 with the U.S. District Court in the Eastern District of Texas to resolve federal program claims regarding EPO that were or could have been raised in the complaint relating to historical EPO practices dating back to 1997, and an unusual amount of transaction expenses totaling $13 million and $6 million for the three months ended December 31, 2012 and March 31, 2012, respectively, that resulted from the acquisition of HCP. These adjusted consolidated operating income amounts are therefore considered meaningful and comparable to our prior period results.

Consolidated net revenues

Consolidated net revenues for the first quarter of 2013 increased by approximately $352 million, or approximately 14.2%, as compared to the fourth quarter of 2012. The increase in consolidated net revenues was primarily due to an increase of approximately $327 million associated with HCP as a result of HCP’s operations being included for the full first quarter in 2013 as compared to two months in 2012. HCP’s net revenues in the first quarter of 2013 benefited from an increase in new members and growth through acquisitions. In addition, consolidated net revenues increased as a result of an increase in the dialysis and related lab services net revenues of approximately $21 million, principally due to an increase in our average dialysis revenue per treatment of approximately $10 in the first quarter of 2013 and volume growth from additional treatments from non-acquired growth and acquisitions. However, consolidated net revenues were negatively impacted by three fewer treatment days in the first quarter of 2013.

Consolidated net revenues for the first quarter of 2013 increased by approximately $980 million, or approximately 53.0%, as compared to the first quarter of 2012. The increase in consolidated net revenues was primarily due to the acquisition of HCP which generated approximately $804 million in net revenues, an increase of $135 million in the dialysis and related lab services net revenues, primarily due to an increase in our average dialysis revenue per treatment of approximately $8 and strong volume growth from additional treatments from non-acquired treatment growth in existing and new centers, and growth through acquisitions partially offset by one and a half fewer treatment days in the first quarter of 2013. In addition, the increase in consolidated net revenues was also due to an increase of approximately $45 million in our ancillary services and strategic initiatives, primarily from growth in our pharmacy services and in our international operations.

Consolidated operating income

Consolidated operating income for the first quarter of 2013 decreased by approximately $221 million, or approximately 57.0%, as compared to the fourth quarter of 2012, including the estimated loss contingency reserve of $300 million in the first quarter of 2013 and including other legal settlement expenses of approximately $7 million and the transaction expenses of $13 million associated with acquisition of HCP in the fourth quarter of 2012. Excluding these items from the respective periods, adjusted consolidated operating income would have increased by $59 million. The increase in the adjusted consolidated operating income was primarily due to HCP’s operating results being included for the full first quarter in 2013, compared to two months in 2012. HCP’s operating results benefited from an increase in new members. In addition, adjusted consolidated operating income increased as a result of an increase in our average dialysis revenue per treatment of approximately $10, volume growth in the number of treatments, lower benefit costs and a decrease in the EPO unit costs. Adjusted consolidated operating income was negatively impacted by three fewer treatment days in the first quarter of 2013, higher labor costs and related payroll taxes and a decline in productivity.

Consolidated operating income for the first quarter of 2013 decreased by approximately $154 million, or approximately 48.0%, as compared to the first quarter of 2012 including the estimated loss contingency reserve of $300 million in the first quarter of 2013 and including transaction expenses of $6 million associated with the acquisition of HCP in the first quarter of 2012. Excluding these items from their respective periods, adjusted consolidated operating income would have increased by $140 million. The increase in adjusted operating income was primarily due to the acquisition of HCP, which generated $110 million in operating income, an increase of approximately $8 in our average dialysis revenue per treatment, strong volume growth in the number of treatments, lower professional fees for legal and compliance matters, lower transaction and integration costs associated with the acquisition of DSI and a decrease in the EPO unit costs. Adjusted consolidated operating income was negatively impacted by one and a half fewer treatment days in the first quarter of 2013, higher labor costs and related payroll taxes, a decline in productivity and a decline in the intensities of physician-prescribed pharmaceuticals.

U.S. dialysis and related lab services business

Results of Operations

	Three months ended
	March 31, 2013	December 31, 2012	March 31, 2012
	(dollar amounts rounded to nearest million, except per treatment data)
Net revenues:
Dialysis and related lab services patient service revenues	$1,916	$1,894	$1,767
Less: Provision for uncollectible accounts	(67)	(66)	(53)

Dialysis and related lab services net patient service revenues	$1,849	$1,828	$1,714
Other revenues	3	3	3

Total net dialysis and related lab services revenues	$1,852	$1,831	$1,717

Operating expenses and charges:
Patient care costs	1,216	1,219	1,129
General and administrative	167	163	158
Depreciation and amortization	85	83	74
Loss contingency reserve and other legal settlement expenses	300	7	—
Equity investment income	(3)	(3)	(3)

Total operating expenses and charges	1,765	1,469	1,358

Operating income	$87	$362	$359

Dialysis treatments	5,628,799	5,736,776	5,314,275
Average dialysis treatments per treatment day	73,579	72,161	68,132
Average dialysis and related lab services revenue per treatment	$340	$330	$332

Net revenues

Dialysis and related lab services’ net revenues for the first quarter of 2013 increased by approximately $21 million, or approximately 1.1%, as compared to the fourth quarter of 2012. The increase in net revenues was primarily due to an increase of approximately $10 in the average dialysis revenue per treatment, primarily due to an increase in our Medicare reimbursements, an increase in some of our commercial payment rates and a slight increase in our commercial patient mix. The increase in dialysis and related lab services’ net revenues was also due to an increase in the number of treatments per day as a result of non-acquired treatment growth in existing and new centers and growth through acquisitions, partially offset by a reduction in the overall number of treatments as a result of three fewer treatment days in the quarter.

Dialysis and related lab services’ net revenues for the first quarter of 2013 increased by approximately $135 million, or approximately 7.9%, as compared to the first quarter of 2012. The increase in net revenues in the first quarter of 2013 was principally due to strong volume growth from additional treatments, even with one and a half fewer treatment days in the first quarter of 2013. Dialysis and related services’ net revenues also increased as a result of an increase in the average dialysis revenue per treatment of approximately $8. The increase in the number of treatments was primarily attributable to non-acquired treatment growth at existing and new centers and growth through acquisitions. The increase in the average dialysis revenue per treatment was primarily due to an increase in our Medicare reimbursements and an increase in some of our commercial payment rates, partially offset by a slight decline in our commercial mix and a decline in the intensities of physician-prescribed pharmaceuticals.

Under the American Taxpayer Relief Act of 2012, the sequester was postponed until March 1, 2013. However, since Congress failed to act by that date, the sequestration became effective on April 1, 2013 and as a result, our dialysis Medicare reimbursements were reduced by 2% effective at that time which represents a reduction of approximately $20 million per quarter.

Operating expenses and charges

Patient care costs. Dialysis and related lab services’ patient care costs on a per treatment basis for the first quarter of 2013 increased by approximately $4 per treatment as compared to the fourth quarter of 2012. The increase in the dialysis and related lab services’ patient care costs per treatment was primarily due to higher labor costs and related payroll taxes and a decline in productivity, partially offset by a decrease in our benefit costs and a decrease in the EPO unit cost.

Dialysis and related lab services’ patient care costs on a per treatment basis for the first quarter of 2013 increased by approximately $4 as compared to the first quarter of 2012. The increase was primarily attributable to higher labor costs and related payroll taxes, a decline in productivity and an increase in our other direct operating expenses associated with our dialysis centers, partially offset by lower pharmaceutical costs mainly from a decline in the intensities of physician prescribed pharmaceuticals and a decrease in the EPO unit cost.

General and administrative expenses. Dialysis and related lab services’ general and administrative expenses of approximately $167 million increased by approximately $4 million in the first quarter of 2013 as compared to the fourth quarter of 2012. The increase was primarily due to higher labor costs and related payroll taxes, higher long-term incentive compensation and an increase in our professional fees for legal and compliance matters, partially offset by lower benefit costs and lower costs related to leadership meetings and related travel costs.

Dialysis and related lab services’ general and administrative expenses for the first quarter of 2013 increased by approximately $9 million as compared to the first quarter of 2012. The increase was primarily due to higher labor costs and related payroll taxes, and higher long-term incentive compensation, partially offset by lower professional fees in conjunction with legal and compliance matters and lower transaction and integration costs associated with the acquisition of DSI.

Depreciation and amortization. Depreciation and amortization for dialysis and related lab services was approximately $85 million for the first quarter of 2013, $83 million for the fourth quarter of 2012 and $74 million for the first quarter of 2012. The increases in depreciation and amortization in the first quarter of 2013, as compared to both the fourth quarter of 2012 and the first quarter of 2012, was primarily due to growth in newly developed centers and from acquired centers. In addition, the increase in depreciation and amortization in the first quarter of 2013 compared to the first quarter of 2012 was also due to additional depreciation expense associated with the opening of our new corporate headquarters in August 2012.

Provision for uncollectible accounts. The provision for uncollectible accounts receivable for dialysis and related lab services was 3.5% for the first quarter of 2013, 3.5% for the fourth quarter of 2012, and 3.0% for the first quarter of 2012. The increase in the provision for uncollectible accounts in the first quarter of 2013 as compared to the first quarter of 2012 was primarily due to higher non-covered Medicare charges that continue to result in additional write-offs. We assess our level of the provision for uncollectible accounts based upon our historical cash collection experience and trends, and have and will continue to adjust the provision as necessary as a result of changes in our cash collections.

Loss contingency reserve and other legal settlement expenses. We are engaged in good faith discussions with the attorneys from the United States Attorney’s Office for the District of Colorado, the Civil Division of the United States Department of Justice and the Office of the Inspector General in an effort to find a mutually acceptable resolution to the 2010 and 2011 U.S. Attorney Physician Relationship Investigations. Discussions have advanced to a point where we believe it is appropriate to accrue an estimated loss contingency reserve of $300 million in the first quarter of 2013 in connection with an offer to settle the related civil, administrative and criminal matters. However, the discussions are ongoing, and until concluded, there can be no certainty about the timing or likelihood of a definitive resolution or the scope of any potential restrictions that may be agreed upon in connection with a settlement. As these discussions proceed, and additional information becomes available to us, the amount of the estimated loss contingency reserve may need to be increased or decreased to reflect this new information. In the fourth quarter of 2012, we incurred $7.0 million of expenses relating to a settlement we reached in the second quarter of 2012 with the U.S. District Court in the Eastern District of Texas to resolve federal program claims regarding EPO that were or could have been raised in the complaint relating to historical EPO practices dating back to 1997.

Equity investment income. Equity investment income was approximately $3.3 million for the first quarter of 2013, as compared to $3.1 million for the fourth quarter of 2012 and $2.6 million for the first quarter of 2012. The increases in equity income in the first quarter of 2013, as compared to both the fourth quarter of 2012 and the first quarter of 2012 were primarily due to improvements in the operating performance of certain joint ventures.

Segment operating income

Dialysis and related lab services’ operating income for the first quarter of 2013 decreased by approximately $275 million, or approximately 76.0%, as compared to the fourth quarter of 2012, including the estimated loss contingency reserve of $300 million and including other legal settlement expenses of $7 million in the fourth quarter of 2012, as discussed above. Excluding these items from their respective periods, the dialysis and related lab services adjusted operating income would have increased by approximately $18 million. The increase in adjusted operating income was primarily due to an increase of approximately $10 in our average dialysis revenue per treatment, strong volume growth even with three fewer treatment days in the quarter, lower benefit costs and a decrease in our EPO unit cost, partially offset by a higher labor costs and related payroll taxes, a decline in productivity and higher long-term incentive compensation costs.

Dialysis and related lab services’ operating income for the first quarter of 2013 decreased by approximately $272 million, or approximately 75.8%, as compared to the first quarter of 2012 including the estimated loss contingency reserve of $300 million in the first quarter of 2013. Excluding this item, the dialysis and related lab services adjusted operating income would have increased by approximately $28 million. The increase in adjusted operating income was primarily attributable to strong volume growth in revenues from additional treatments as a result of non-acquired treatment growth and growth through acquisitions, even with one and a half fewer treatment days in the first quarter of 2013. Dialysis and related lab services’ operating income also increased as a result of an increase in the average dialysis revenue per treatment of approximately $8, as described above, lower professional fees for legal and compliance matters, lower transaction and integration costs associated with the acquisition of DSI and lower EPO unit cost. However, dialysis and related lab services operating income was negatively impacted by higher labor costs and related payroll taxes, higher benefit costs and a decline in productivity, and a decline in the intensities of physician-prescribed pharmaceuticals.

HCP business

Results of Operations

HCP consolidated operating results for the quarter ended March 31, 2013 and December 31, 2012 were as follows:

	Three months ended March 31, 2013		For the period November 1, 2012 through December 31, 2012
	(dollar amounts rounded to nearest millions)
Net revenues:
HCP capitated revenue	$746	93%	$419	88%

Patient service revenue	57		36
Less: Provision for uncollectible accounts	(3)		(2)

Net patient service revenue	54	7%	34	7%

Other revenues	4	—	24	5%

Total net revenues	$804	100%	$477	100%

Operating expense:
Patient care costs	$588	73%	$339	71%
General and administrative expense	74	9%	52	11%
Depreciation and amortization	38	5%	24	5%
Equity investment income	(6)	(1)%	(5)	(1)%

Total expenses	694	86%	410	86%

Operating income	$110	14%	$67	14%

Capitated membership information

The following table provides (i) the total number of capitated members to whom HCP provided healthcare services as of March 31, 2013 and December 31, 2012, and (ii) the aggregate member months for the three months ended March 31, 2013 and two months ended December 31, 2012. Member months represent the aggregate number of months of healthcare services HCP has provided to capitated members during a period of time:

	Members at March 31, 2013	Member months for the three months ended March 31, 2013	Members at December 31, 2012	Member months for the period November 1, 2012 through December 31, 2012
Total	742,000	2,239,400	724,000	1,422,600

In addition to the members above, HCP provided healthcare services to members of Magan joint venture, an unconsolidated entity that is accounted for as an equity investment. The Magan joint venture provided care for approximately 47,400 members as of March 31, 2013 and for approximately 143,900 member months for the quarter ended March 31, 2013.

Revenues

The following table provides HCP’s sources of revenues:

	Three months ended March 31, 2013		For the period November 1, 2012 through December 31, 2012
	(dollar amounts rounded to nearest millions)
HCP revenues:
Commercial revenues	$182	22%	$112	24%
Senior revenues	552	69%	298	62%
Medicaid revenues	12	2%	9	2%

Total capitated revenues	$746	93%	$419	88%
Patient service revenue, net of provision for uncollectible accounts	54	7%	34	7%
Other revenues	4	—%	24	5%

Total net revenues	$804	100%	$477	100%

Net revenues

HCP’s net revenue for the first quarter of 2013 increased by $327 million, or 69%, as only two months of HCP’s operations were included in our results for the fourth quarter of 2012. HCP’s net revenues for the first quarter of 2013 would have increased by approximately $88 million, or approximately 12.2%, as compared to the fourth quarter of 2012, on a pro-forma basis as if HCP operations were included for the entire fourth quarter of 2012. The increase in revenue was primarily attributable to an increase in the number of senior capitated members to whom HCP provided health care services, increases in average premiums for our commercial and senior capitated members, offset in part by a decrease in other income resulting from a decline in non-patient care related revenues.

In addition, on April 1, 2013, the Center for Medicare and Medicaid Services (CMS) announced its final 2014 Medicare Advantage benchmark rate structure. While these rates were generally improved from the preliminary rates which were announced in February of this year, the rates still represent a significant decline in what HCP will realize as average revenues for its senior capitated members in 2014 relative to 2013 due to recalibration of patient risk coding. We estimate that the final cumulative impact of the 2014 rate structure represents a reduction of approximately 6% to 9% of HCP’s average revenues it manages on behalf of its senior capitated members. We expect to be able to offset approximately 10% of this rate reduction through contractual pass-throughs to our provider network. Additionally, there is potential that up to half of the remaining rate reductions can be offset through benefit design changes that our health plan partners can make. We expect to offset some of the remaining rate reductions, but are unable to quantify the amount at this time.

Operating expenses

HCP’s patient care costs of approximately $588 million would have increased by approximately $79 million, or approximately 15.4%, as compared to the fourth quarter of 2012 on a pro-forma basis. The increase in patient care costs was primarily attributable to an increase in the number of senior managed care members to whom HCP provided health care services.

HCP’s general and administrative costs were approximately $74 million, or approximately 9.2%, for the quarter ended March 31, 2013.

HCP’s depreciation and amortization of approximately $38 million for the quarter ended March 31, 2013 reflects the expense based upon the fair value of equipment, leasehold improvements and intangible assets we recognized in the HCP acquisition.

Segment operating income

HCP’s operating income for the first quarter of 2013 would have increased by approximately $10 million, or approximately 9.8%, as compared to the fourth quarter of 2012 on a pro-forma basis. The increase was primarily due to an increase in senior membership growth and premium increases for our senior and commercial capitated members in excess of medical cost increases, partially offset by a decline in other income.

Other—Ancillary services and strategic initiatives business

Our other operations include ancillary services and strategic initiatives which are primarily aligned with our core business of providing dialysis services to our network of patients. As of March 31, 2013 these consisted primarily of pharmacy services, disease management services, vascular access services, ESRD clinical research programs, physician services, direct primary care and our international dialysis operations. The ancillary services and strategic initiatives generated approximately $184 million of net revenues for the three months ended March 31, 2013, representing approximately 7% of our consolidated net revenues. We currently expect to continue to invest in our ancillary services and strategic initiatives including our continued expansion into certain international markets as we work to develop successful new business operations in the U.S. as well as outside the U.S. However, any significant change in market conditions, business performance or in the regulatory environment may impact the economic viability of any of these strategic initiatives. Any unfavorable changes in these strategic initiatives could result in a write-off or an impairment of some or all of our investments, including goodwill, which occurred in 2011 when we recorded a non-cash goodwill impairment charge relating to our infusion therapy business, and could also result in significant termination costs if we were to exit a certain line of business.

As of March 31, 2013, we provided dialysis and administrative services to a total of 41 outpatient dialysis centers located in nine countries outside of the U.S. The total net revenues generated from our international operations are reflected below.

The following table reflects the results of operations for the ancillary services and strategic initiatives:

	Three months ended
	March 31, 2013	December 31, 2012	March 31, 2012
	(dollar amounts rounded to nearest in millions)
U.S. revenues
Net patient service revenues	$4	$2	$2
Other revenues	168	172	134

Total	172	174	136
International revenues
Net patient service revenues	11	3	1
Other revenues	1	1	2

Total	12	4	3

Total net revenues	$184	$178	$139

Segment operating loss	$(15)	$(15)	$(18)

Net revenues

The ancillary services and strategic initiatives net revenues for the first quarter of 2013 increased by approximately $6 million or 3.4% as compared to the fourth quarter of 2012. The increase was primarily from growth in our international operations, mainly from acquisitions.

The ancillary services and strategic initiatives net revenues for the first quarter of 2013 increased by approximately $45 million, or 32.4%, as compared to the first quarter of 2012. The increase was primarily from growth in pharmacy services, an increase in our Special Needs Plan and an increase in our international operations.

Operating expenses

Ancillary services and strategic initiatives operating expenses for the first quarter of 2013 increased by approximately $6 million as compared to the fourth quarter of 2012. The increase in operating expenses was primarily due to an increase in volume in our pharmacy business and an increase in labor and benefit costs, partially offset by a decrease in our professional fees in our international operations.

Ancillary services and strategic initiatives operating expenses for the first quarter of 2013 increased by approximately $42 million as compared to the first quarter of 2012. The increase in operating expenses was primarily due to an increase in volume in our pharmacy business, an increase in expenses associated with our international dialysis expansion and an increase in labor and benefit costs.

Ancillary services and strategic initiatives operating losses

Ancillary services and strategic initiatives operating losses for the first quarter of 2013 were flat from the fourth quarter of 2012.

Ancillary services and strategic initiatives operating losses for the first quarter of 2013 decreased by approximately $3 million from the first quarter of 2012. The decrease in operating losses was primarily due to improved operating performance of our pharmacy business and in our vascular access services, partially offset by a decrease in the operating performance of our direct primary care business.

Corporate-level charges

Debt expense. Debt expense of $105.8 million increased by approximately $7.8 million in the first quarter of 2013 as compared to the fourth quarter of 2012 and increased by $44.4 million as compared to the first quarter of 2012. The increase in debt expense in the first quarter of 2013 as compared to both the fourth quarter of 2012 and the first quarter of 2012 was primarily due to the issuance of our new term loans for $3,000 million under our amended Senior Secured Credit Facilities that we entered into on November 1, 2012. In addition, the increase in debt expense in the first quarter of 2013 as compared to the first quarter of 2012 was also due to the issuance of our new senior notes for $1,250 million on August 28, 2012. Our overall weighted average effective interest rate for the first quarter of 2013 was 4.76% and for the fourth quarter of 2012 was 4.93%, compared to 5.27% for the first quarter of 2012.

Corporate support costs. Corporate support costs consist primarily of labor, benefits and long-term incentive compensation costs for departments which provide support to all of our operating lines of business and were approximately $15 million in the first quarter of 2013, $13 million in the fourth quarter of 2012 and $14 million in first quarter of 2012. These expenses are included in our consolidated general and administrative expenses. The increase in these costs in the first quarter of 2013 compared to both the fourth quarter of 2012 and the first quarter of 2012 was primarily due to higher labor and benefit costs and an increase in our long-term incentive compensation.

Transaction expenses. In the fourth quarter of 2012 and the first quarter of 2012, we incurred approximately $13 million and $6 million, respectively, of transaction expenses associated with the acquisition of HCP, which are included in our consolidated general and administrative expenses.

Other income. Other income for the first quarter of 2013 was slightly lower as compared to the fourth quarter of 2012 and to the first quarter of 2012.

Noncontrolling interests

Net income attributable to noncontrolling interests. Net income attributable to noncontrolling interests was $29.6 million for the first quarter of 2013 as compared to $28.0 million for the fourth quarter of 2012 and $24.8 million for the first quarter of 2012. The increases in net income attributable to noncontrolling interests in the first quarter of 2013 as compared to both the fourth quarter of 2012 and the first quarter of 2012 were primarily due to an increase in the overall number of joint ventures and an increase in the overall profitability of certain of our dialysis joint ventures.

Accounts receivable

Our U.S. dialysis and related lab services accounts receivable balances at March 31, 2013 and December 31, 2012 were $1,164 million and $1,169 million, respectively, which represented approximately 57 days and 59 days of revenue, respectively, which is net of bad debt provision. The decrease in day sales outstanding (DSO), was primarily the result of improved cash collections from Medicare. Our DSO calculation is based on the current quarter’s average revenues per day. There were no significant changes during the first quarter of 2013 from the fourth quarter of 2012 in the amount of unreserved accounts receivable over one year old or the amounts pending approval from third-party payors.

Outlook

We are updating our consolidated operating income guidance for 2013 to now be in the range of $1,800 million to $1,900 million. Our previous consolidated operating income guidance was expected to be in the range of $1,750 million to $1,900 million. In addition, we are also updating our operating income guidance for our dialysis services and related ancillary businesses for 2013 to now be in the range of $1,400 million to $1,450 million. Our previous dialysis services and related ancillary businesses guidance was expected to be in the range of $1,350 million to $1,450 million. Operating income guidance for HCP for 2013 is still expected to be in the range of $400 million to $450 million. Consolidated operating cash flows for 2013 are still expected to be in the range of $1,350 million to $1,500 million.

The consolidated and dialysis services and related ancillary businesses operating income guidance amounts exclude the estimated loss contingency reserve of $300 million.

These projections and the underlying assumptions involve significant risks and uncertainties, and actual results may vary significantly from these current projections. These risks and uncertainties, among others, include those relating to the concentration of profits generated by the continued downward pressure on average realized payment rates from, and a reduction in the number of patients under higher-paying commercial payor plans, which may result in the loss of revenues or patients, a reduction in government payment rates under the Medicare ESRD program or other government-based programs, the impact of health care reform legislation that was enacted in the United States in March 2010, changes in pharmaceutical or anemia management practice patterns, payment policies, or pharmaceutical pricing, legal compliance risks, including our continued compliance with complex government regulations and current or potential investigations by various government entities and related government or private-party proceedings, including risks relating to the resolution of the 2010 and 2011 U.S. Attorney Physician Relationship Investigations, continued increased competition from large and medium-sized dialysis providers that compete directly with us, our ability to maintain contracts with physician medical directors, changing affiliation models for physicians, and the emergence of new models of care introduced by the government or private sector that may erode our patient base and reimbursement rates such as accountable care organizations (ACOs), independent practice associations (IPAs) and integrated delivery systems, or to businesses outside of dialysis and HCP’s business, our ability to complete any acquisitions, mergers or dispositions that we might be considering or announce, or to integrate and successfully operate any business we may acquire or have acquired, including HCP, or to expand our operations and services to markets outside the U.S., variability of our cash flows, risks arising from the use of accounting estimates, judgments and interpretations in our financial statements, loss of key HCP employees, potential disruption from the HCP transaction making it more difficult to maintain business and operational relationships with customers, partners, associated physicians and physician groups, hospitals and others, the risk that laws regulating the corporate practice of medicine could restrict the manner in which HCP conducts its business, the fact that HCP faces certain competitive threats that could reduce its profitability, the risk that the cost of providing services under HCP’s agreements may exceed our compensation, the risk that reductions in reimbursement rates, including Medicare Advantage rates, and future regulations may negatively impact HCP’s business, revenue and profitability, the risk that HCP may not be able to successfully establish a presence in new geographic regions or successfully address competitive threats that could reduce its profitability, the risk that a disruption in HCP’s healthcare provider networks could have an adverse effect on HCP’s operations and profitability, the risk that reductions in the quality ratings of health maintenance organization plan customers of HCP could have an adverse effect on HCP’s business, or the risk that health plans that acquire health maintenance organizations may not be willing to contract with HCP or may be willing to contract only on less favorable terms. See “Risk Factors” in Part II, Item 1A. in this Quarterly Report on Form 10-Q and the cautionary language contained in the forward looking statements and associated risks as discussed under “Forward-looking statements” on page 33 for more information about these and other potential risks. We undertake no obligation to update or revise these projections, whether as a result of changes in underlying factors, new information, future events or otherwise.

Liquidity and capital resources

Liquidity and capital resources. Cash flow from operations during the first quarter of 2013 was $379 million, compared to $332 million during the first quarter of 2012. Cash flow from operations in the first quarter of 2013 increased as a result of improved cash earnings, partially offset by the timing of certain working capital items. Non-operating cash outflows for the first quarter of 2013 included capital asset expenditures of $117 million, including $72 million for new center developments and relocations and $45 million for maintenance and information technology. In addition, we spent $91 million for acquisitions. We paid distributions to noncontrolling interests of $35 million. Non-operating cash outflows for the first quarter of 2012 included capital asset expenditures of $112 million, including $57 million for new center developments and relocations and $55 million for maintenance and information technology. We spent an additional $133 million for acquisitions. We paid distributions to noncontrolling interests of $26 million.

During the first quarter of 2013, we acquired a total of eight dialysis centers, opened 27 dialysis centers, merged one center into other existing centers and provided management and administrative services to three additional centers located in the U.S. In addition, we also opened a total of one center and provided management and administrative services to four additional centers outside of the U.S. in which we consolidate under the applicable accounting standards. During the first quarter of 2012, we acquired a total of 28 dialysis centers and opened 13 dialysis centers located in the United States. We previously provided management and administrative services to nine of the acquired centers. In addition, we also opened a total of four centers outside of the United States.

During the first three months of 2013, we made mandatory principal payments under our Senior Secured Credit Facilities totaling $25.0 million on the Term Loan A, $16.9 million on the Term Loan A-3, $4.4 million on the Term Loan B and $4.1 million on the Term Loan B-2.

In March 2013, we entered into several new interest rate swap agreements. As of March 31, 2013, the amortizing notional amounts of these swap agreements totaled $1,333 million. These agreements have the economic effect of modifying the LIBOR variable component of our interest rate on an equivalent amount of our Term Loan A-3 to fixed rates ranging from 0.49% to 0.52%, resulting in an overall weighted average effective interest rate of 3.01%, including the Term Loan A-3 margin of 2.50%. The swap agreements expire by September 30, 2016 and require monthly interest payments. During the three months ended March 31, 2013 we accrued net charges of $0.04 million from these swaps which are included in debt expense. As of March 31, 2013, the total fair value of these swap agreements was a liability of $0.4 million. We estimate that approximately $2.7 million of existing unrealized pre-tax losses in other comprehensive income at March 31, 2013 will be reclassified into income in 2013.

In addition, in March 2013, we entered into several interest rate forward swap agreements with amortizing notional amounts totaling $600 million. These forward swap agreements will be effective September 30, 2014 and will have the economic effect of modifying the LIBOR variable component of our interest rate on an equivalent amount of our outstanding debt to fixed rates ranging from 0.72% to 0.75%. These swap agreements expire on September 30, 2016 and will require quarterly interest payments beginning in October 2014. Any unrealized gains or losses resulting from changes in the fair value of these swaps will be recorded in other comprehensive income. As of March 31, 2013, the total fair value of these swap agreements was a liability of $0.3 million.

During March 2013, we entered into several interest rate cap agreements with notional amounts totaling $1,250 million on our Term Loan B debt and $1,485 million on our Term Loan B-2 debt. These agreements have the economic effect of capping the LIBOR variable component of our interest rate at a maximum of 2.50% on an equivalent amount of our Term Loan B and Term Loan B-2 debt. The cap agreements expire on September 30, 2016. As of March 31, 2013, the total fair value of these cap agreements was an asset of $5.6 million. During the three months ended March 31, 2013, we recorded a loss of $2.9 million in other comprehensive income due to a decrease in the unrealized fair value of these cap agreements.

As of March 31, 2013, we also maintained a total of nine other interest rate swap agreements with amortizing notional amounts totaling $875 million. These agreements had the economic effect of modifying the LIBOR variable component of our interest rate on an equivalent amount of our Term Loan A to fixed rates ranging from 1.59% to 1.64%, resulting in an overall weighted average effective interest rate of 4.11%, including the Term Loan A margin of 2.50%. The swap agreements expire by September 30, 2014 and require monthly interest payments. During the three months ended March 31, 2013, we accrued net charges of $3.2 million from these swaps which are included in debt expense. As of March 31, 2013, the total fair value of these swap agreements was a liability of $16.0 million. We estimate that approximately $8.9 million of existing unrealized pre-tax losses in other comprehensive income at March 31, 2013 will be reclassified into income in 2013.

As of March 31, 2013, we also maintained five interest rate cap agreements with notional amounts totaling $1,250 million. These agreements have the economic effect of capping the LIBOR variable component of our interest rate at a maximum of 4.00% on an equivalent amount of our Term Loan B debt. However, as a result of the new interest rate cap agreements that were entered into in March 2013, as described above, these interest rate cap agreements became ineffective cash flow hedges and as a result any changes in the fair value associated with these interest rate cap agreements will be charged to income. During the three months ended March 31, 2013, we accrued net charges of $0.9 million from these caps which are included in debt expense. The cap agreements expire on September 30, 2014. As of March 31, 2013, the total fair value of these cap agreements was an asset of $0.06 million. During the three months ended March 31, 2013, we recorded a loss of $0.003 million in other comprehensive income due to a decrease in the unrealized fair value of these cap agreements.

As a result of the embedded LIBOR floors in some of our debt agreements and the swap and cap agreements, our overall weighted average effective interest rate on the Senior Secured Credit Facilities was

4.09%, based upon the current margins in effect of 2.50% for both the Term Loan A and for the Term Loan A-3, and 3.00% for both the Term Loan B and the Term Loan B-2, as of March 31, 2013. Effective April 2, 2013, the interest rate margin on the Term Loan A increased to 2.75%.

As of March 31, 2013, interest rates on our Term Loan B and Term Loan B-2 debt are effectively fixed because of an embedded LIBOR floor which is higher than actual LIBOR as of such date. Furthermore, interest rates on $1,250 million of our Term Loan B and $1,485 million of our Term Loan B -2 are subject to interest rate caps if LIBOR should rise above 2.50%. Interest rates on our senior notes are fixed by their terms. The LIBOR variable component of our interest rates on our Term Loan A and our Term Loan A-3 are economically fixed as a result of interest rate swaps.

Our overall weighted average effective interest rate during the first quarter of 2013 was 4.76% and as of March 31, 2013 was 4.79%.

As of March 31, 2013, we had undrawn revolving line of credit totaling $350 million of which approximately $114 million was committed for outstanding letters of credit.

We believe that we will have sufficient liquidity and will generate significant operating cash flows to fund our scheduled debt service and other obligations for the foreseeable future, including the next 12 months, under the terms of our debt agreements. Our primary sources of liquidity are cash from operations and cash from borrowings.

Divestiture of HomeChoice Partners, Inc.

On February 1, 2013, we completed the sale of HomeChoice Partners Inc. (HomeChoice) to BioScrip, Inc. pursuant to a stock purchase agreement dated December 12, 2012 for $70 million in cash, subject to various post-closing adjustments of which we receive approximately 90% of the proceeds. The stock purchase agreement also provides that as additional consideration we may earn up to a total of 90% of $20 million if certain performance amounts exceed certain thresholds over the next two years. As of February 1, 2013, we have assigned no value to this contingent receivable and will recognize any estimated realizable value of this receivable only when it becomes probable and reasonably estimable. We recorded a gain of approximately $13 million, net of tax, during the three months ended March 31, 2013 related to this divestiture.

HomeChoice is a regional provider of home infusion services that provides specialized pharmacy, nursing and nutritional services to patients in their homes. HomeChoice generated approximately $68 million in revenues for the year ended December 31, 2012 and approximately $6 million for the period January 1, 2013 to February 1, 2013.

Stock-based compensation awards

Stock-based compensation awards are measured at their estimated fair values on the date of grant if settled in shares, or at their estimated fair values at the end of each reporting period if settled in cash. The value of stock-based awards so measured is recognized as compensation expense on a cumulative straight-line basis over the vesting terms of the awards, adjusted for expected forfeitures. During the three months ended March 31, 2013, we granted 1,329,700 stock-settled stock appreciation rights with an aggregate grant-date fair value of $36.0 million and a weighted-average expected life of approximately 4.3 years and 9,848 stock units with an aggregate grant-date fair value of $1.2 million and a weighted-average expected life of approximately 2.7 years.

Long-term incentive compensation

Long-term incentive program (LTIP) compensation includes both stock-based compensation (principally stock-settled stock appreciation rights and restricted stock units) as well as long-term performance-based cash awards. Long-term incentive compensation expense, which was primarily general and administrative in nature, was allocated among the dialysis and related lab services business, corporate support costs, and the ancillary services and strategic initiatives. Long-term incentive compensation costs of $18.7 million in the first quarter of 2013 increased by approximately $7.7 million as compared to the fourth quarter of 2012 and increased by approximately $6.1 million as compared to the first quarter of 2012. The increase in long-term incentive compensation in the first quarter of 2013 as compared to both the fourth quarter of 2012 and the first quarter of 2012 was primarily due to a delay in the timing of our normal annual grant cycle during 2012 until late in that year, an increase in the fair value of LTIP awards that contributed expense to these respective periods and LTIP award forfeitures realized at a lower rate than initially expected.

As of March 31, 2013, there was $174.2 million in total estimated but unrecognized long-term incentive compensation for LTIP awards outstanding, including $123.4 million for nonvested stock-based awards under our equity compensation and stock purchase plans. We expect to recognize the performance-based cash component of these LTIP costs over a weighted average remaining period of 1.6 years, and the stock-based component of these LTIP costs over a weighted average remaining period of 1.5 years.

The Company did not receive any cash proceeds from stock option exercises for the first quarter of 2013. During the three months ended March 31, 2012, the Company received $1,391 in cash proceeds from stock option exercises. In addition, for the three months ended March 31, 2013 and 2012 the Company received $9,368 and $10,890, respectively, in actual tax benefits upon the exercise of stock awards.

Off-balance sheet arrangements and aggregate contractual obligations

In addition to the debt obligations reflected on our balance sheet, we have commitments associated with operating leases and letters of credit, as well as potential obligations associated with our equity investments in nonconsolidated businesses and to dialysis centers that are wholly-owned by third parties. Substantially all of our facilities are leased. We have potential acquisition obligations for several joint ventures, non-owned and minority owned entities and for some of our non-wholly-owned subsidiaries. These obligations are in the form of put provisions and are exercisable at the third-party owners’ discretion within specified periods as outlined in each specific put provision. If these put provisions were exercised, we would be required to purchase the third-party owners’ noncontrolling interests at either the appraised fair market value or a predetermined multiple of earnings or cash flow attributable to the noncontrolling interests put to us, which is intended to approximate fair value. The methodology we use to estimate the fair values of noncontrolling interests subject to put provisions assumes either the higher of a liquidation value of net assets or an average multiple of earnings, based on historical earnings, patient mix and other performance indicators, as well as other factors. The estimated fair values of the noncontrolling interests subject to put provisions is a critical accounting estimate that involves significant judgments and assumptions and may not be indicative of the actual values at which the noncontrolling interests may ultimately be settled, which could vary significantly from our current estimates. The estimated fair values of noncontrolling interests subject to put provisions can fluctuate and the implicit multiple of earnings at which these noncontrolling interests obligations may be settled will vary significantly depending upon market conditions including potential purchasers’ access to the capital markets, which can impact the level of competition for dialysis and non-dialysis related businesses, the economic performance of these businesses and the restricted marketability of the third-party owners’ noncontrolling interests. The amount of noncontrolling interests subject to put provisions that contractually employ a predetermined multiple of earnings rather than fair value are immaterial. For additional information see Note 10 to the condensed consolidated financial statements.

We also have certain other potential commitments to provide operating capital to several dialysis centers that are wholly-owned by third parties or centers in which we own a minority equity investment as well as to physician-owned vascular access clinics that we operate under management and administrative services agreements.

The following is a summary of these contractual obligations and commitments as of March 31, 2013 (in millions):

	Remainder of 2013	1-3 years	4-5 years	After 5 years	Total
Scheduled payments under contractual obligations:
Long-term debt	$159	$2,983	$1,698	$3,577	$8,417
Interest payments on the senior notes	137	518	320	390	1,365
Interest payments on the Term Loan B(1)	59	214	—	—	273
Interest payments on the Term Loan B-2(2)	50	196	127	52	425
Capital lease obligations	3	16	13	77	109
Operating leases	260	883	449	644	2,236

	$668	$4,810	$2,607	$4,740	$12,825

Potential cash requirements under existing commitments:
Letters of credit	$114	$—	$—	$—	$114
Noncontrolling interests subject to put provisions	362	104	55	85	606
Non-owned and minority owned put provisions	11	21	—	—	32
Pay-fixed swaps potential obligations	12	5	—	—	17
Operating capital advances	3	—	—	—	3

	$502	$130	$55	$85	$772

(1)	Assuming no changes to LIBOR-based interest rates as the Term Loan B currently bears interest at LIBOR (floor of 1.50%) plus an interest rate margin of 3.00%.
(2)	Assuming no changes to LIBOR-based interest rates as the Term Loan B-2 currently bears interest at LIBOR (floor of 1.00%) plus an interest rate margin of 3.00%

The pay-fixed swap obligations represent the estimated fair market values of our interest rate swap agreements that are based upon valuation models utilizing the income approach and commonly accepted valuation techniques that use inputs from closing prices for similar assets and liabilities in active markets as well as other relevant observable market inputs and other current market conditions that existed as of March 31, 2013. This amount represents the estimated potential obligation that we would be required to pay based upon the estimated future settlement of each specific tranche over the term of the swap agreements, assuming no future changes in the forward yield curve. The actual amount of our obligation associated with these swaps in the future will depend upon changes in the LIBOR-based interest rates that can fluctuate significantly depending upon market conditions, and other relevant factors that can affect the fair market value of these swap agreements.

In addition to the above commitments, we are obligated to purchase a certain amount of our hemodialysis products and supplies at fixed prices through 2015 from Gambro Renal Products, Inc. (Gambro) in connection with a product supply agreement with Gambro. Our total expenditures for the three months ended March 31, 2013 on such products were approximately 2% of our total U.S. dialysis operating costs in each year. In January 2010, we entered into an agreement with Fresenius which committed us to purchase a certain amount of dialysis equipment, parts and supplies from them through 2013. Our total expenditures for the three months ended March 31, 2013 on such products were approximately 2% of our total U.S. operating costs. The actual amount of purchases in future years from Gambro Renal Products and Fresenius will depend upon a number of factors, including the operating requirements of our centers, the number of centers we acquire, growth of our existing centers, and in the case of the Product Supply Agreement, Gambro Renal Products’ ability to meet our needs.

In November 2011, we entered into a seven year sourcing and supply agreement with Amgen USA Inc. that expires on December 31, 2018. Under the terms of the agreement, we will purchase EPO in amounts necessary to meet no less than 90% of our requirements for erythropoiesis stimulating agents (ESAs). The actual amount of EPO that we will purchase from Amgen will depend upon the amount of EPO administered during dialysis as prescribed by physicians and the overall number of patients that we serve. In December 2012 we entered into an amendment to our agreement with Amgen that makes non-material changes to certain terms of the agreement for the period from January 1, 2013 through December 31, 2013. Under the terms of the original agreement before the amendment, we were required to purchase EPO in amounts necessary to meet no less than 90% of our requirements of ESAs and are still required to do so after 2013. In addition, all of the other conditions as specified in the original agreement entered into in November 2011 still apply.

Settlements of approximately $82 million of existing income tax liabilities for unrecognized tax benefits including interest, penalties and other long-term tax liabilities are excluded from the above table as reasonably reliable estimates of their timing cannot be made.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest rate sensitivity

The tables below provide information about our financial instruments that are sensitive to changes in interest rates. The table below presents principal repayments and current weighted average interest rates on our debt obligations as of March 31, 2013. The variable rates presented reflect the weighted average LIBOR rates in effect for all debt tranches plus interest rate margins in effect as of March 31, 2013. The Term Loan A and Term Loan A-3 margins in effect are both 2.50% at March 31, 2013, and along with the revolving line of credit are subject to adjustment depending upon changes in certain of our financial ratios including a leverage ratio. Effective April 2, 2013, the interest rate margin on the Term Loan A increased to 2.75%. The Term Loan B currently bears interest at LIBOR (floor of 1.50%) plus an interest rate margin of 3.00% subject to a ratings based step-down to 2.75%. The Term Loan B-2 bears interest at LIBOR (floor of 1.00%) plus an interest rate margin of 3.00%.

	Expected maturity date						Thereafter	Total	Average interest rate	Fair value
	2013	2014	2015	2016	2017	2018
	(dollars in millions)
Long term debt:
Fixed rate	$36	$45	$55	$1,688	$31	$801	$3,653	$6,309	5.26%	$6,504
Variable rate	$126	$219	$788	$204	$878	$1	$1	$2,217	2.71%	$2,217

	Notional amount	Contract maturity date					Pay fixed	Receive variable	Fair value
		2013	2014	2015	2016	2017
	(dollars in millions)
Swaps:
Pay-fixed rate	$2,808	$126	$867	$135	$1,680	$—	0.49% to 1.64%	LIBOR	$(16.8)
Cap agreements	$2,735	$—	$—	$—	$2,735	$—		LIBOR above 2.50%	$5.7

Our Senior Secured Credit Facilities, which include the Term Loan A, the Term Loan A-3, the Term Loan B and the Term Loan B-2, consist of various individual tranches of debt that can range in maturity from one month to twelve months (currently, all tranches are one month in duration). For the Term Loan A and the Term Loan A-3, each tranche bears interest at a LIBOR rate that is determined by the duration of such tranche plus an interest rate margin. The LIBOR variable component of the interest rate for each tranche is reset as such tranche matures and a new tranche is established. LIBOR can fluctuate significantly depending upon conditions in the credit and capital markets. However, the LIBOR variable component of the interest rate for the Term Loan A and the Term Loan A-3 are economically fixed as a result of our swap agreements, as described below.

The Term Loan B and Term Loan B-2 are subject to LIBOR floors of 1.50% and 1.00%, respectively. Because actual LIBOR, as of March 31, 2013, was lower than either of these embedded LIBOR floors, the interest rates on the Term Loan B and the Term Loan B-2 are treated as “effectively fixed” for purposes of the table above. We have included both of these Term Loans in the fixed rate totals in the table above until such time as the actual LIBOR-based component of our interest rate exceeds 1.50% on the Term Loan B and 1.00% on the

Term Loan B-2. At such time, we will then be subject to LIBOR-based interest rate volatility on the LIBOR variable component of our interest rate for the Term Loan B and the Term Loan B-2, but limited to a maximum rate of 2.50% on $1,250 million of outstanding principal debt on the Term Loan B and $1,485 million of outstanding principal debt on the Term Loan B-2 as a result of the interest rate cap agreements, as described below. The remaining $461 million outstanding principal balance of the Term Loan B is subject to LIBOR-based interest rate volatility above a floor of 1.50%. The remaining $161 million outstanding principal balance of the Term Loan B-2 is subject to LIBOR-based interest rate volatility above a floor of 1.00%.

In March 2013, we entered into several new interest rate swap agreements. As of March 31, 2013, the amortizing notional amounts of these swap agreements totaled $1,333 million. These agreements have the economic effect of modifying the LIBOR variable component of our interest rate on an equivalent amount of our Term Loan A-3 to fixed rates ranging from 0.49% to 0.52%, resulting in an overall weighted average effective interest rate of 3.01%, including the Term Loan A-3 margin of 2.50%. The swap agreements expire by September 30, 2016 and require monthly interest payments. During the three months ended March 31, 2013 we accrued net charges of $0.04 million from these swaps which are included in debt expense. As of March 31, 2013, the total fair value of these swap agreements was a liability of $0.4 million. We estimate that approximately $2.7 million of existing unrealized pre-tax losses in other comprehensive income at March 31, 2013 will be reclassified into income in 2013.

In addition, in March 2013, we entered into several interest rate forward swap agreements with amortization notional amounts totaling $600 million. These forward swap agreements will be effective September 30, 2014 and will have the economic effect of modifying the LIBOR variable component of our interest rate on an equivalent amount of our outstanding debt to fixed rates ranging from 0.72% to 0.75%. These swap agreements expire on September 30, 2016 and will require quarterly interest payments beginning in October 2014. Any unrealized gains or losses resulting from changes in the fair value of these swaps will be recorded in other comprehensive income. As of March 31, 2013, the total fair value of these swap agreements was a liability of $0.3 million.

During March 2013, we entered into several interest rate cap agreements with notional amounts totaling $1,250 million on our Term Loan B debt and $1,485 million on our Term Loan B-2 debt. These agreements have the economic effect of capping the LIBOR variable component of our interest rate at a maximum of 2.50% on an equivalent amount of our Term Loan B and Term Loan B-2 debt. The cap agreements expire on September 30, 2016. As of March 31, 2013, the total fair value of these cap agreements was an asset of $5.6 million. During the three months ended March 31, 2013, we recorded a loss of $2.9 million in other comprehensive income due to a decrease in the unrealized fair value of these cap agreements.

As of March 31, 2013, we also maintained a total of nine other interest rate swap agreements with amortizing notional amounts totaling $875 million. These agreements had the economic effect of modifying the LIBOR variable component of our interest rate on an equivalent amount of our Term Loan A to fixed rates ranging from 1.59% to 1.64%, resulting in an overall weighted average effective interest rate of 4.11%, including the Term Loan A margin of 2.50%. The swap agreements expire by September 30, 2014 and require monthly interest payments. During the three months ended March 31, 2013, we accrued net charges of $3.2 million from these swaps which are included in debt expense. As of March 31, 2013, the total fair value of these swap agreements was a liability of $16.0 million. We estimate that approximately $8.9 million of existing unrealized pre-tax losses in other comprehensive income at March 31, 2013 will be reclassified into income in 2013.

As of March 31, 2013, we also maintained five interest rate cap agreements with notional amounts totaling $1,250 million. These agreements have the economic effect of capping the LIBOR variable component of our interest rate at a maximum of 4.00% on an equivalent amount of our Term Loan B debt. However, as a result of the new interest rate cap agreements that were entered into in March 2013, as described above, these interest rate cap agreements became ineffective cash flow hedges and as a result any changes in the fair value associated with these interest rate cap agreements will be charged to income. During the three months ended March 31, 2013, we accrued net charges of $0.9 million from these caps which are included in debt expense. The cap agreements expire on September 30, 2014. As of March 31, 2013, the total fair value of these cap agreements was an asset of $0.06 million. During the three months ended March 31, 2013, we recorded a loss of $0.003 million in other comprehensive income due to a decrease in the unrealized fair value of these cap agreements.

As a result of the embedded LIBOR floors in some of our debt agreements and the swap and cap agreements, the overall weighted average effective interest rate on the Senior Secured Credit Facilities was 4.09%, based upon the current margins in effect of 2.50% for both the Term Loan A and the Term Loan A-3, and 3.00% for both the Term Loan B and the Term Loan B-2, as of March 31, 2013. Effective April 2, 2013, the interest rate margin on the Term Loan A increased to 2.75%.

As of March 31, 2013, interest rates on our Term Loan B and Term Loan B-2 debt are effectively fixed because of an embedded LIBOR floor which is higher than actual LIBOR as of such date. Furthermore, interest rates on $1,250 million of our Term Loan B and $1,485 million of our Term Loan B-2 are subject to interest rate caps if LIBOR should rise above 2.50%. Interest rates on our senior notes are fixed by their terms. The LIBOR variable component of our interest rates on our Term Loan A and our Term Loan A-3 are economically fixed as a result of interest rate swaps.

The overall weighted average effective interest rate during the first quarter of 2013 was 4.76% and as of March 31, 2013 was 4.79%.

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

A restated description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012. The risks discussed below are not the only ones facing our business. Please read the cautionary notice regarding forward-looking statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Risk factors related to our U.S. dialysis and related lab services, ancillary services and strategic initiatives:

If the average rates that commercial payors pay us decline significantly, it would have a material adverse effect on our revenues, earnings and cash flows.

Approximately 34% of our dialysis and related lab services revenues for the quarter ended March 31, 2013, were generated from patients who have commercial payors as the primary payor. The majority of these patients have insurance policies that pay us on terms and at rates that are generally significantly higher than Medicare rates. The payments we receive from commercial payors generate nearly all of our profit and all of our nonacute dialysis profits come from commercial payors. We continue to experience downward pressure on some of our commercial payment rates and it is possible that commercial payment rates could be materially lower in the future. The downward pressure on commercial payment rates is a result of general conditions in the market, recent and future consolidations among commercial payors, increased focus on dialysis services and other factors.

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

Approximately 48% of our dialysis and related lab services revenues for the quarter ended March 31, 2013 was generated from patients who have Medicare as their primary payor. For patients with Medicare coverage, all ESRD payments for dialysis treatments are made under a single bundled payment rate which provides a fixed payment rate to encompass all goods and services provided during the dialysis treatment, including pharmaceuticals that were historically separately reimbursed to the dialysis providers, such as Epogen (EPO), vitamin D analogs and iron supplements, irrespective of the level of pharmaceuticals administered or additional services performed. Most lab services that used to be paid directly to laboratories are also included in the bundled payment. The bundled payment rate is also adjusted for certain patient characteristics, a geographic usage index and certain other factors.

The current bundled payment system presents certain operating, clinical and financial risks, which include:

•

risk that our dialysis centers or billing and other systems may not accurately document and track the appropriate patient-specific characteristics, resulting in a reduction or overpayment in the amounts of the payments that we would otherwise be entitled to receive, which would have a negative impact on our revenues.

•

risk that CMS will inadequately price oral-only ESRD drugs for inclusion in the bundle. Under the ESRD Prospective Payment System (PPS), beginning January 1, 2016, certain oral-only ESRD drugs will be included in the ESRD bundled payment to dialysis facilities. Inadequate pricing could have a significant negative financial impact on our dialysis facilities given the volume and value of these drugs.

•

risk that increases in our operating costs will outpace the Medicare rate increases we receive. We expect to continue experiencing increases in operating costs that are subject to inflation, such as labor and supply costs, regardless of whether there is a compensating inflation-based increase in Medicare payment rates or in payments under the bundled payment rate system.

•

risk of federal budget sequester cuts. As a result of the Budget Control Act of 2011 (BCA) and subsequent activity in Congress, a $1.2 trillion sequester (across-the-board spending cuts) in discretionary programs took effect on March 1, 2013. In particular, a 2% reduction to Medicare payments took effect on April 1, 2013. The across-the-board cuts pursuant to the sequester will adversely affect our revenues, earnings and cash flows.

•

risk that we may not be able to comply with the CMS rules related to the bundled payment system as processes and systems are modified substantially to capture all required data. To the extent we are not able to adequately bill and collect for certain payment adjustors and are not able to offset the mandated reductions in reimbursement or if we face regulatory enforcement actions and penalties as a result of alleged improper billing of governmental programs, it could have a material adverse effect on our revenues, earnings and cash flows.

•

risk that our rates are reduced by CMS. The American Taxpayer Relief Act of 2012 mandates that the CMS Secretary reduce dialysis payments beginning in January 2014 to reflect the Secretary’s estimate of changes in patient utilization data from 2007 to 2012 for erythropoiesis stimulating agents (ESAs), other drugs and biologicals that would have been paid for separately under the composite rate system, and laboratory services that would have been paid for separately under the composite rate system. The Secretary must also use the most recently available data on average sales prices and changes in prices for drugs and biologicals reflected in the ESRD market basket percentage increase factor. Any reduction in dialysis payments will negatively impact our revenues, earnings and cash flows.

For additional details regarding the risks we face for failing to adhere to our Medicare and Medicaid regulatory compliance obligations, see the risk factor below under the heading “If we fail to adhere to all of the complex government regulations that apply to our business, we could suffer severe consequences that would substantially reduce our revenues, earnings, cash flows and stock price”.

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

The CMS Center for Innovation (Innovation Center) is in various stages of development in working with various healthcare providers to implement ACOs and other innovative models of care for Medicare and Medicaid beneficiaries. We are currently uncertain of the extent to which these models of care, including ACOs, Bundled Payments for Care Improvement Initiative (which is scheduled to begin in the spring of 2013), Comprehensive ESRD Care Model (which includes the development of ESRD Seamless Care Organizations or ESCOs), the Comprehensive Primary Care Initiative, the Duals Demonstration, or other models, will impact the health care market. Our U.S. dialysis business may choose to participate in one or several of these models either as a partner with other providers or independently. We are currently seeking to participate in the Comprehensive ESRD Care Model with the Innovation Center. Even if we do not participate in this program or other programs, some of our patients may be assigned to a program, in which case the quality and cost of care that we furnish will be included in an ACOs’ or other programs’ calculations regardless of our participation in the program. As new models of care emerge, we may be at risk for losing our Medicare patient base, which would have a materially adverse effect on our revenues, earnings and cash flow. Furthermore, other initiatives in the government or private sector may arise, including the development of models similar to ACOs, IPA’s and integrated delivery systems or evolutions of those concepts which could adversely impact our business.

In addition, the health care reform legislation introduced severe penalties for the knowing and improper retention of overpayments collected from government payors. As a result, we made initial significant investments in additional resources to accelerate the time it takes to identify and process overpayments and we may be required to make additional investments in the future. Acceleration in our ability to identify and process overpayments could result in us refunding overpayments to government or other payors sooner than we have in the past, which could have a material adverse effect on our operating cash flows. The failure to return identified overpayments within the specified time frame is now a violation of the federal FCA, and therefore any failure to timely identify and return overpayments may result in significant additional penalties, which may have a negative impact on our revenues, earnings and cash flows. Additionally, the American Taxpayer Relief Act of 2012 extended the look-back period for returning overpayments by two years, which increases the number of claims that may need to be refunded, and which could have a negative impact on our revenues, earnings and cash flows.

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

Effective March 2011, CMS instituted screening procedures which we expect will delay the Medicare contractor approval process, potentially causing a delay in reimbursement. Ultimately, we anticipate the new screening and enrollment requirements will require additional personnel and financial resources and will potentially delay the enrollment and revalidation of our centers which in turn will delay payment, which may negatively impact our revenues, earnings and cash flows.

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

Approximately 18% of our dialysis and related lab services revenues for the quarter ended March 31, 2013 was generated from patients who have state Medicaid or other non-Medicare government-based programs, such as Medicare-assigned plans or the VA, as their primary coverage. As state governments and governmental organizations face increasing budgetary pressure, we may in turn face reductions in payment rates, delays in the timing of payments, limitations on eligibility or other changes to the applicable programs. For example, some programs, such as certain state Medicaid programs and the VA, have recently considered, proposed or implemented rate reductions.

On December 17, 2010, the Department of Veterans Affairs (VA) published a final rule in which it materially changed the payment methodology and ultimately the amount paid for dialysis services furnished to veterans in non-VA centers such as ours. In the final rule, the VA adopted the bundled payment system implemented by Medicare and estimated a reduction of 39% in payments for dialysis services to veterans at non-VA centers. Approximately 2% of our dialysis and related lab services revenues for the quarter ended March 31, 2013 was generated by the VA. The VA payment methodology will have a significant negative impact on our revenues, earnings and cash flows as a result of the reduction in rates or as a result of the decrease in the number of VA patients we serve. We recently executed contractual agreements with the VA and there is some uncertainty as to when this rule will take effect for the patients covered by these contracts. While at this time the contracts remain in force, these agreements provide for the right of the VA to terminate the agreement without cause on short notice. Further, patients who are not covered by the contractual arrangements will likely be reimbursed at Medicare rates beginning with the date of implementation of the rule. If the VA proceeds with payment rate reductions or fails to renew our existing contracts, we may cease accepting patients under this program and may be forced to close centers, which could adversely affect our revenues, earnings and cash flows.

State Medicaid programs are increasingly adopting Medicare-like bundled payment systems, but sometimes these payment systems are poorly defined and could include all drugs (even those oral-only drugs that Medicare will not include in the bundled payment until 2014) and are implemented without any claims processing infrastructure, or patient or facility adjusters. If these payment systems are implemented without any adjusters and claims processing changes, Medicaid payments will be substantially reduced and the costs to submit such claims may increase, which will have a negative impact on our revenues, earnings and cash flows. In addition, some state Medicaid program eligibility requirements mandate that citizen enrollees in such programs provide documented proof of citizenship. If our patients cannot meet these proof of citizenship documentation requirements, they may be denied coverage under these programs, resulting in decreased patient volumes and revenue. These Medicaid payment and enrollment changes, along with similar changes to other non-Medicare government programs could reduce the rates paid by these programs for dialysis and related services, delay the timing of payment for services provided, and further limit eligibility for coverage which could adversely affect our revenues, earnings and cash flows.

Changes in clinical practices, payment rates or regulations impacting EPO and other pharmaceuticals could reduce our revenues, earnings and cash flows.

Historically, Medicare and most Medicaid programs paid for erythropoietin (EPO) outside of the composite rate. This separate payment has long been the subject of discussions regarding appropriate dosing and payment in an effort to reduce escalating expenditures for EPO. Since January 1, 2011, Medicare has bundled EPO into the prospective payment system such that dosing variations will not change the amount paid to a dialysis facility. Although some Medicaid programs and other payors suggest movement towards a bundled payment system inclusive of EPO, some non-Medicare payors continue to pay for EPO separately from the treatment rate. The administration of EPO and other pharmaceuticals that are separately billable accounted for approximately 5% of our dialysis and related lab services revenues for the quarter ended March 31, 2013, with EPO alone accounting for approximately 3% of our dialysis and related lab services revenues for the same period. Changes in physician clinical practices that result in further decreased utilization of prescribed pharmaceuticals or changes in payment rates for those pharmaceuticals could reduce our revenues, earnings and cash flows.

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

In November 2011, we entered into a seven year Sourcing and Supply Agreement with Amgen USA Inc. Under the agreement we committed to purchase EPO in amounts necessary to meet no less than 90% of our requirements for ESAs. The agreement replaces in its entirety the prior one-year supply agreement between us and Amgen that expired on December 31, 2011. As long as we meet certain conditions, the agreement limits Amgen’s ability to unilaterally decide to increase the price for EPO. Future increases in the cost of EPO without corresponding increases in payment rates for EPO from commercial payors and without corresponding increases in the Medicare bundled rate could have a material adverse effect on our earnings and cash flows and ultimately reduce our income. Our agreement with Amgen for EPO provides for discounted pricing and rebates for EPO. Some of the rebates are subject to various conditions including but not limited to future pricing levels of EPO by Amgen and data submission by us. In addition, the rebates are subject to certain limitations. We cannot predict whether, over the seven year term of the agreement, we will continue to receive the rebates for EPO that we have received in the past, or whether we will continue to achieve the same levels of rebates within that structure as we have historically achieved. In the initial years of the agreement, however, the total rebate opportunity is less than what was provided in the agreement that expired at the end of 2011, however, the opportunity for us to earn discounts and rebates increases over the term of the agreement. Factors that could impact our ability to qualify for rebates provided for in our agreement with Amgen in the future include, but are not limited to, our ability to track certain data elements. We cannot predict whether we will be able to meet the applicable qualification requirements for receiving rebates. Failure to meet certain targets and earn the specified rebates could have a material adverse effect on our earnings and cash flows. In 2012, we experienced an increase in our overall EPO unit costs. In December 2012 we entered into an amendment to our agreement with Amgen that made non-material changes to certain terms of the agreement for the period from January 1, 2013 through December 31, 2013. Under the terms of the original agreement before the amendment, we were required to purchase EPO in amounts necessary to meet no less than 90% of our requirements of ESAs and are still required to do so after 2013. In addition, all of the other conditions as specified in the original agreement entered into in November 2011 still apply.

We are the subject of a number of investigations by the federal government and two private civil suits, any of which could result in substantial penalties or awards against us, imposition of certain obligations on our practices and procedures, exclusion from future participation in the Medicare and Medicaid programs and, in certain cases, criminal penalties.

We are the subject of a number of investigations by the federal government. We have received subpoenas or other requests for documents from the federal government in connection with the Vainer private civil suit, the 2010 U.S. Attorney physician relationship investigation, the 2011 U.S. Attorney physician relationship investigation and the 2011 U.S. Attorney Medicaid investigation. Certain current and former members of the Board, executives and other teammates have been subpoenaed to testify before the grand jury in Colorado related to the 2011 U.S. Attorney physician relationship investigation. (See Note 7 to the condensed consolidated financial statements of this report for additional details regarding these matters.)

With respect to the Vainer private civil suit, after investigation, the government did not intervene and is not actively pursuing this private civil suit. Upon initial review of the recently-served Swoben civil suit, we believe that the government did not intervene and is not actively pursuing this private civil suit other than its partial intervention for the purpose of settlement with and dismissal of the initial defendant in this proceeding. (See Note 7 to the condensed consolidated financial statements of this report for additional details regarding these matters.) In each of these private civil suits, a relator filed a complaint against us in federal court under the qui tam provisions of the FCA (and, in the case of the Swoben matter, provisions of the California False Claims Act, as well) and pursued the claims independently after the government declined to intervene. The parties are engaged in active litigation in the Vainer private civil suit and the Swoben private civil suit is at an early stage.

We are cooperating with the OIG and those offices of the U.S. Attorney pursuing the matters mentioned above. Although it is uncertain whether or when proceedings might be initiated by the federal government, the scope of such proceedings or when these matters may be resolved, it is not unusual for investigations such as these to continue for a considerable period of time through the various phases of document and witness requests and on-going discussions with regulators. As noted elsewhere in this report on Form 10-Q, we are engaged in good faith discussions with the attorneys from the United States Attorney’s Office for the District of Colorado, the Civil Division of the United States Department of Justice and the Office of the Inspector General in an effort to find a mutually acceptable resolution to the 2010 and 2011 U.S. Attorney Physician Relationship Investigations. Discussions have advanced to a point where we believe it is appropriate to accrue an estimated loss contingency reserve of $300 million in the first quarter of 2013 in connection with an offer to settle the related civil, administrative and criminal matters. However, the discussions are ongoing, and until concluded, there can be no certainty about the timing or likelihood of a definitive resolution or the scope of any potential restrictions that may be agreed upon in connection with a settlement. As these discussions proceed and additional information becomes available to us, the amount of the estimated loss contingency reserve may need to be increased or decreased to reflect this new information. Responding to the subpoenas or investigations and defending ourselves in these matters and the private civil suits will continue to require management’s attention and significant legal expense. Any negative findings could result in substantial financial penalties or awards against us, imposition of certain obligations on our practices and procedures, exclusion from future participation in the Medicare and Medicaid programs and, in certain cases, criminal penalties. It is possible that criminal proceedings may be initiated against us in connection with investigations by the federal government, including the 2011 U.S. Attorney physician relationship investigation. To our knowledge, no proceedings have been initiated by the federal government against us at this time.

Changes in clinical practices relating to EPO could adversely affect our operating results and financial condition as well as our ability to care for patients.

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

As of March 31, 2013, we owned a controlling interest in numerous dialysis-related joint ventures, which represented approximately 20% of our U.S. dialysis and related lab services revenues for the quarter ended March 31, 2013. In addition, we also owned minority equity investments in several other dialysis related joint ventures. We anticipate that we will continue to increase the number of our joint ventures. Many of our joint ventures with physicians or physician groups also have the physician owners providing medical director services to those centers or other centers we own and operate. Because our relationships with physicians are governed by the federal anti-kickback statute, we have sought to structure our joint venture arrangements to satisfy as many safe harbor requirements as we believe are reasonably possible. However, our joint venture arrangements do not satisfy all elements of any safe harbor under the federal anti-kickback statute. Arrangements that do not meet all of the elements of a safe harbor are not automatically prohibited under the federal anti-kickback statute but are susceptible to government scrutiny. We have received subpoenas and related requests for documents from the U.S. Attorney’s Office and the OIG related to our joint ventures. We have been advised by the U.S. Department of Justice that it is conducting civil and grand jury investigations into our financial relationships with physicians, including our joint ventures generally. We have been advised by the attorneys conducting the civil investigation that they believe that some or all of our joint ventures do not comply with the anti-kickback statute and the False Claims Act. We disagree that our joint venture structure generally, which we believe is widely used in the dialysis industry and other segments of the healthcare industry substantially in the form that we use it, violates the federal anti-kickback statute or the False Claims Act. As to individual transactions, we made significant effort to ensure that our joint venture structures and process complied with the rules, but we are talking with the government about addressing its concerns. However, if our joint ventures are found to be in violation of the anti-kickback statute, the False Claims Act or the Stark Law provisions, we could be required to restructure the joint ventures or refuse to accept referrals for Designated Health Services (DHS) from the physicians with whom the joint venture centers have a financial relationship.

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

There are significant estimating risks associated with the amount of dialysis and related lab services revenues and related refund liabilities that we recognize in a reporting period. The billing and collection process is complex due to ongoing insurance coverage changes, geographic coverage differences, differing interpretations of contract coverage, and other payor issues. Determining applicable primary and secondary coverage for approximately 156,000 U.S. patients at any point in time, together with the changes in patient coverage that occur each month, requires complex, resource-intensive processes. Errors in determining the correct coordination of benefits may result in refunds to payors. Revenues associated with Medicare and Medicaid programs are also subject to estimating risk related to the amounts not paid by the primary government payor that will ultimately be collectible from other government programs paying secondary coverage, the patient’s commercial health plan secondary coverage or the patient. Collections, refunds and payor retractions typically continue to occur for up to three years and longer after services are provided. We generally expect our range of U.S. dialysis and related lab services revenues estimating risk to be within 1% of net revenues for the segment, which can represent as much as 5% of dialysis operating income, excluding a loss contingency reserve of $300 million and other legal settlement expenses. If our estimates of dialysis and related lab services revenues and related refund liabilities are materially inaccurate, it could impact the timing and the amount of our revenues recognition and have a significant impact on our operating results.

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

•

As a result of the broad scope of HCP’s medical practice, HCP is exposed to medical malpractice claims, as well as claims for damages and other expenses, that may not be covered by insurance for which adequate limits of insurance coverage may not be available.

Under most of HCP’s agreements with health plans, HCP assumes some or all of the risk that the cost of providing services will exceed its compensation.

Substantially all of HCP’s revenue is derived from Per Member Per Month (PMPM) fees paid by health plans under capitation agreements with HCP or its associated physician groups. In Florida and New Mexico, and a significant portion in Nevada, HCP contracts directly with health plans under global capitation arrangements to assume financial responsibility for both professional and institutional services. In California, HCP utilizes a capitation model in several different forms. While there are variations specific to each arrangement, HealthCare Partners Affiliates Medical Group and HealthCare Partners Associates Medical Group, Inc. (collectively HCPAMG) generally contracts with health plans to receive a PMPM fee for professional services and assumes the financial responsibility for professional services only. In some cases, the health plans separately enter into capitation contracts with third parties (typically hospitals) who receive directly a PMPM fee and assume contractual financial responsibility for hospital services. In other cases, the health plan does not pay any portion of the PMPM fee to the hospital, but rather administers claims for hospital expenses itself. In both scenarios, HCP enters into managed care-related administrative services agreements or similar arrangements with those third parties (hospitals) under which HCP agrees to be responsible for utilization review, quality assurance, and other managed care-related administrative functions and claim payments. As compensation for such administrative services, HCP is entitled to share a percentage of the amount by which the institutional capitation revenue exceeds institutional expenses; any such risk-share amount to which HCP is entitled is recorded as medical revenues and HCP is also responsible for any short-fall in the event that institutional expenses exceed institutional revenues.

To the extent that members require more care than is anticipated, aggregate fixed PMPM amounts, or capitation payments, may be insufficient to cover the costs associated with treatment. If medical expenses exceed estimates, except in very limited circumstances, HCP will not be able to increase the PMPM fee received under these risk agreements during their then-current terms.

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

Some states have laws that prohibit business entities, such as HCP, from practicing medicine, employing physicians to practice medicine, exercising control over medical decisions by physicians (also known collectively as the corporate practice of medicine) or engaging in certain arrangements, such as fee-splitting, with physicians. In some states these prohibitions are expressly stated in a statute or regulation, while in other states the prohibition is a matter of judicial or regulatory interpretation. Of the states in which HCP currently operates, California and Nevada prohibit the corporate practice of medicine.

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

In addition to the above management arrangements, HCP has certain contractual rights relating to the orderly transfer of equity interests in certain of its associated California and Nevada physician groups through succession agreements and other arrangements with their physician equity holders. However, such equity interests cannot be transferred to or held by HCP or by any non-professional organization. Accordingly, neither HCP nor HCP’s subsidiaries directly own any equity interests in any physician groups in California and Nevada. In the event that any of these associated physician groups fails to comply with the management arrangement or any management arrangement is terminated and/or HCP is unable to enforce its contractual rights over the orderly transfer of equity interests in its associated physician groups, such events could have a material adverse effect on HCP’s business, financial condition or results of operations.

HCP may be required to restructure its relationship with its associated physician groups if HCP’s management services agreements with such associated physician groups or HCP’s succession agreements and other related arrangements with equity holders of any such associated physician groups are deemed invalid under prohibitions against the corporate practice of medicine in California and Nevada.

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

In light of the above, it is possible that a state regulatory agency or a court could determine that HCP’s agreements with physician equity holders of certain managed California and Nevada associated physician groups as described above, either independently or coupled with the management services agreements with such associated physician groups, confer impermissible control over the business and/or medical operations of such associated physician groups, that the management fee payable under such arrangements results in profit sharing or that HCP is the beneficial owner of the associated physician groups’ equity interests in violation of the corporate practice of medicine doctrine. If there were a determination that a corporate practice of medicine violation existed or exists, these arrangements could be deemed invalid, potentially resulting in a loss of revenues and an adverse effect on results of operations derived from such associated physician groups. In addition, HCP’s California and Nevada associated physician groups and HCP, as well as those physician equity holders of associated physician groups who are subject to succession agreements with HCP, could be subject to criminal or civil penalties or an injunction for practicing medicine without a license or aiding and abetting the unlicensed practice of medicine.

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

If HCP’s agreements or arrangements with any physician equity holder(s) of associated physicians, physician groups, or IPAs are deemed invalid under state law, including laws against the corporate practice of medicine, or Federal Law, or are terminated as a result of changes in state law, or if there is a change in accounting standards by the Financial Accounting Standards Board (FASB) or the interpretation thereof affecting consolidation of entities, it could impact HCP’s consolidation of total revenues derived from such associated physician groups.

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

The Health Reform Acts contain a number of provisions that negatively impact Medicare Advantage plans, which may each have an adverse effect on HCP’s revenues, earnings, and cash flows. These provisions include the following:

•

Medicare Advantage benchmarks for 2011 were frozen at 2010 levels. Beginning in 2012, Medicare Advantage benchmark rates are being phased down from current levels to levels that are between 95% and 115% of fee-for-service costs, depending on a plan’s geographic area. Failure to meet these revised benchmarks may have a significant negative impact on HCP’s revenues, earnings and cash flows.

•	Rebates received by Medicare Advantage plans that underbid based on payment benchmarks will be reduced, with larger reductions for plans failing to receive certain quality ratings.

•

The Secretary of the HHS is granted explicit authority to deny Medicare Advantage plan bids that propose significant increases in cost sharing or decreases in benefits. If HCP plan bids are denied, this would have a significant negative impact on HCP’s revenues, earnings and cash flows.

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

•

Since January 1, 2011, cost-sharing for certain services (such as chemotherapy and skilled nursing care) has been limited to the cost-sharing permitted under the original fee-for-service Medicare program, which could reduce HCP’s revenues, earnings and cash flows by reducing the amount that enrollees are permitted to pay for such services.

•

Prescription drug plans are now required to cover all drugs on a list developed by the Secretary of HHS, which could increase the cost of providing care to Medicare Advantage enrollees, and thereby reduce HCP’s revenues. The Medicare part D premium subsidy for high-income beneficiaries has been reduced by 25%, which could lower the number of Medicare Advantage enrollees, which would have a negative impact on HCP’s revenues, earnings and cash flows.

•

Beginning in 2014, CMS is required to increase coding intensity adjustments for Medicare Advantage plans, which is expected to reduce CMS payments to Medicare Advantage plans, which in turn will likely reduce the amounts payable to HCP and its associated physicians, physician groups, and IPA’s under its capitation agreements. President Obama’s proposed budget for Fiscal Year 2014 further increases the coding intensity adjustments, which may further reduce HCP’s revenues, earnings and cash flows.

On April 1, 2013, CMS published its final 2014 “Call Letter” – CMS’s annual notice to health plans regarding the coming year’s Medicare Advantage payment methodology and estimated rates. In a reversal of its previous estimates, which called for a 2.2% reduction in the 2014 Medicare Advantage rates, CMS included in its final 2014 Call Letter an estimated 3.3% increase in the 2014 Medicare Advantage rates. This reversal was the result of CMS’s new assumption that Congressional action would prospectively fix the Medicare physician fee schedule’s sustainable growth rate (SGR) formula. By assuming an imminent solution to the SGR formula’s automatic rate reductions, CMS was able to base its 2014 Medicare Advantage estimates on an assumed 0% change in the Medicare physician fee schedule rates for 2014. As noted above, this change in CMS’s assumption has a dramatic positive impact on the estimated Medicare Advantage rates for 2014. Although a congressionally-mandated change to the SGR formula, as described above, would potentially have a significant positive impact on HCP’s Medicare Advantage revenues and net income, the likelihood of increasing medical costs and the uncertainty of Congressional action mitigate against the positive impact of CMS’s recent Medicare Advantage estimates.

Coupled with the risk that Congress will be unable to find a solution to the SGR formula’s automatic rate reductions is the risk that both Medicare Advantage plan payments and Medicare Advantage program enrollment will be reduced as a result of the implementation of the Health Reform Acts. Such payment and enrollment reductions would, if realized, reduce HCP’s Medicare Advantage and overall revenues and net income. According to the Congressional Budget Office (CBO), after reaching a high of 26% participation in Medicare Advantage plans in 2013, Medicare Advantage participation will decline to 17% in 2020. Notwithstanding the increase in Medicare Advantage rates predicted by the 2014 Call Letter, the CBO predicts that falling Medicare Advantage enrollment, together with other changes under the Health Reform Act, will result in reductions in Medicare Advantage spending by CMS of up to an aggregate of $131.9 billion over 10 years.

Finally, although the Health Reform Acts provide for reductions in payments to Medicare Advantage plans, the Health Reform Acts also provide for bonus payments to Medicare Advantage plans rated four or five stars based on quality measures. In November 2011, CMS announced a three-year demonstration project with an alternative bonus structure that awards bonuses to plans with three or more stars. However, the GAO and MedPAC have criticized the demonstration project. Therefore, Congress may act to curb the CMS-initiated bonus structure. If Congress does take such action and successfully curbs the bonus structure, HCP’s Medicare Advantage and other revenues and net income would decrease.

HCP’s operations are dependent on competing health plans and, at times, a health plan’s and HCP’s economic interests may diverge.

For the period January 1, 2013 through March 31, 2013, 67% of HCP’s consolidated capitated medical revenues were earned through contracts with three health plans.

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

HCP derives substantially all of its revenue from operations in California, Nevada, New Mexico and Florida (California, Nevada, New Mexico and Florida are hereinafter referred to as the Existing Geographic Regions). As a result, HCP’s exposure to many of the risks described herein is not mitigated by a greater diversification of geographic focus. Furthermore, due to the concentration of HCP’s operations in the Existing Geographic Regions, it may be adversely affected by economic conditions, natural disasters (such as earthquakes or hurricanes), or acts of war or terrorism that disproportionately affect the Existing Geographic Regions as compared to other states and geographic markets.

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

As an initial step in the formation and development of ACOs, CMS has issued contracts for participation in a Pioneer ACO program. HCP, through certain of its subsidiaries, was awarded contracts to participate as a

Pioneer ACO in California, Nevada, and Florida. HCP is in the process of implementing such operations. The Pioneer ACO program provides for three-year participation with opportunities for upside incentives and downside risk liability for an assigned population of Medicare fee-for-service patients. It is the responsibility of HCP’s subsidiary ACOs to provide care to, and manage the health of, a patient population in California, Nevada, and Florida drawn from the traditional Medicare fee-for-service program, using a panel of specified physicians and healthcare facilities. The Pioneer ACO program requires participants to report on ACO operations, utilize healthcare information technology, and attempt to improve the quality of patient care.

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

In addition, CMS announced on January 31, 2013 a call for applications to participate in a new Comprehensive ESRD Care model, under which health care providers, including dialysis facilities, nephrologists, and other Medicare providers and suppliers, will be clinically and financially responsible for all care offered to a group of matched beneficiaries, not only dialysis care or care related to ESRD. Participating providers will have an opportunity to share in Medicare savings with CMS, but could also suffer reduced profitability if participating providers are unable to contain the cost of care for such beneficiaries. Although participation in the Comprehensive ESRD Care model is voluntary, it signals CMS’s desire to shift the risk of rising health care costs to providers, and mandatory adoption of similar models in the future could adversely affect HCP’s revenues from Medicare.

Congress has a strong interest in reducing the federal debt, which may lead to new proposals designed to achieve savings by altering payment policies. The BCA established a Joint Select Committee on Deficit

Reduction, which had the goal of achieving a reduction in the federal debt level of at least $1.2 trillion. As a result of the Joint Select Committee’s failure to draft a proposal by the BCA’s deadline, automatic cuts in various federal programs (excluding cuts to Medicaid but including cuts to Medicare provider reimbursement in an amount not to exceed 2%) commenced on March 1, 2013, and a 2% cut to Medicare payments began on April 1, 2013, which may have a negative impact on our revenues. In addition, certain Congressional members have stated that the automatic federal spending cuts under the BCA are insufficient to achieve the BCA’s goals of reducing federal spending and, in turn, the federal deficit. Such members have said that the way to achieve these additional cuts is to implement changes to federal entitlement programs, such as Medicare. Therefore it is not possible at this time to estimate what further impact, if any, other federal Medicare provider reimbursement cuts will have on our integrated care business or results of operations.

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

A portion of our outstanding debt bears interest at variable rates. We are subject to LIBOR-based interest rate volatility from a floor of 1.50% to a cap of 2.50% on $1,250 million notional amounts of our Term Loan B outstanding debt as a result of several interest rate cap agreements that were entered into in March 2013. The remaining $461 million of outstanding debt on the Term Loan B is subject to LIBOR-based interest rate volatility above a floor of 1.50%. At March 31, 2013, we were also subject to LIBOR-based interest rate volatility above a floor of 1.00% to a cap of 2.50% on $1,485 million of outstanding debt associated with our Term Loan B-2. The remaining $161 million of outstanding debt on the Term Loan B-2 is subject to LIBOR-based interest rate volatility above a floor of 1.00%. At March 31, 2013, we were also subject to LIBOR-based interest rate volatility on Term Loan A-3 and Term Loan A but as a result of our swap agreements the LIBOR-based variable component of our interest rate is economically fixed at March 31, 2013.

We also have approximately $350 million of additional borrowings available of which approximately $113 million was committed for outstanding letters of credit, under our Senior Secured Credit Facilities that are subject to LIBOR-based interest rate volatility and $1 million committed for our outstanding letter of credit related to HCP. We may also incur additional variable rate debt in the future. Increases in interest rates would increase our interest expense of the variable portion of our indebtedness, which could negatively impact our earnings and cash flow and our ability to service our indebtedness which would be particularly significant in the event of rapid and substantial increases in interest rates.

At March 31, 2013, if interest rates were to hypothetically increase by 100 basis points it would increase our interest expense by approximately $3.5 million, which increase relates to our Term Loan B-2 that is subject to LIBOR-based interest rate volatility above a floor of 1.00%. See “Item 3—Quantitative and Qualitative Disclosures about Market Risk” for more information.

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

Most of our outstanding employee stock-based compensation awards include a provision accelerating the vesting of the awards in the event of a change of control. We also maintain a change of control protection program for our employees who do not have a significant number of stock awards, which has been in place since 2001, and which provides for cash bonuses to the employees in the event of a change of control. Based on the market price of our common stock and shares outstanding on March 31, 2013, these cash bonuses would total approximately $494 million if a change of control transaction occurred at that price and our Board of Directors did not modify this program. These change of control provisions may affect the price an acquirer would be willing to pay for our Company.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Stock repurchases

The following table summarizes the Company’s repurchases of its common stock during the first quarter of 2013:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
January 1-31, 2013	—	$—	—	$358.2
February 1-28, 2013	—	—	—	358.2
March 1-31, 2013	—	—	—	358.2

Total	—	$—	—

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

Items 3, 4 and 5 are not applicable

Item 6.	Exhibits

(a) Exhibits

Exhibit Number

12.1	Ratio of earnings to fixed charges. ✓

31.1	Certification of the Chief Executive Officer, dated May 9, 2013, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

31.2	Certification of the Chief Financial Officer, dated May 9, 2013, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

32.1	Certification of the Chief Executive Officer, dated May 9, 2013, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

32.2	Certification of the Chief Financial Officer, dated May 9, 2013, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation, Linkbase Document.

✓	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAVITA HEALTHCARE PARTNERS INC.

BY:	/S/ JAMES K. HILGER
James K. Hilger Interim Chief Financial Officer and Chief Accounting Officer*

Date: May 9, 2013

*	Mr. Hilger has signed both on behalf of the Registrant as a duly authorized officer and as the Registrant’s principal accounting officer.

INDEX TO EXHIBITS

Exhibit Number

12.1	Ratio of earnings to fixed charges. ✓

31.1	Certification of the Chief Executive Officer, dated May 9, 2013, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

31.2	Certification of the Chief Financial Officer, dated May 9, 2013, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

32.1	Certification of the Chief Executive Officer, dated May 9, 2013, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

32.2	Certification of the Chief Financial Officer, dated May 9, 2013, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation, Linkbase Document.

✓	Filed herewith.