Form 10-Q
period 2013-06-30
DAVITA HEALTHCARE PARTNERS INC.
filed 2013-08-07
CIK 927066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

For the Quarterly Period Ended June 30, 2013

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

As of July 31, 2013, the number of shares of the Registrant’s common stock outstanding was approximately 106.3 million shares and the aggregate market value of the common stock outstanding held by non-affiliates based upon the closing price of these shares on the New York Stock Exchange was approximately $12.4 billion.

DAVITA HEALTHCARE PARTNERS INC.

Note: Items 3, 4 and 5 of Part II are omitted because they are not applicable.

i

DAVITA HEALTHCARE PARTNERS INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(dollars in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Patient service revenues	$2,048,651	$1,813,763	$4,028,524	$3,579,245
Less: Provision for uncollectible accounts	(72,191)	(54,438)	(142,248)	(107,446)

Net patient service revenues	1,976,460	1,759,325	3,886,276	3,471,799
HCP capitated revenues	692,357	—	1,438,428	—
Other revenues	202,856	153,681	376,551	290,740

Total net revenues	2,871,673	1,913,006	5,701,255	3,762,539

Operating expenses and charges:
Patient care costs and other costs	2,014,320	1,299,322	3,975,211	2,548,717
General and administrative	268,110	212,793	552,520	418,194
Depreciation and amortization	130,589	77,210	256,498	152,591
Provision for uncollectible accounts	1,260	1,038	2,138	2,144
Equity investment income	(7,649)	(2,618)	(17,016)	(5,250)
Loss contingency reserve and other legal settlements	—	78,000	300,000	78,000
Contingent earn-out obligation adjustment	(56,977)	—	(56,977)	—

Total operating expenses and charges	2,349,653	1,665,745	5,012,374	3,194,396

Operating income	522,020	247,261	688,881	568,143
Debt expense	(108,096)	(60,709)	(213,913)	(122,090)
Other (expense) income	(1,374)	840	(776)	1,879

Income from continuing operations before income taxes	412,550	187,392	474,192	447,932
Income tax expense	129,192	67,740	144,336	163,296

Income from continuing operations	283,358	119,652	329,856	284,636
Discontinued operations:
Income (loss) from operations of discontinued operations, net of tax	—	352	(139)	251
Gain on disposal of discontinued operations, net of tax	—	—	13,375	—

Net income	283,358	120,004	343,092	284,887
Less: Net income attributable to noncontrolling interests	(28,982)	(24,667)	(58,552)	(49,430)

Net income attributable to DaVita HealthCare Partners Inc.	$254,376	$95,337	$284,540	$235,457

Earnings per share:
Basic income from continuing operations per share attributable to DaVita HealthCare Partners Inc.	$2.42	$1.01	$2.59	$2.50

Basic net income per share attributable to DaVita HealthCare Partners Inc.	$2.42	$1.01	$2.72	$2.51

Diluted income from continuing operations per share attributable to DaVita HealthCare Partners Inc.	$2.37	$0.99	$2.53	$2.45

Diluted net income per share attributable to DaVita HealthCare Partners Inc.	$2.37	$0.99	$2.65	$2.46

Weighted average shares for earnings per share:
Basic	104,898,667	94,171,583	104,692,690	93,970,295

Diluted	107,424,582	96,002,190	107,245,226	95,865,605

Amounts attributable to DaVita HealthCare Partners Inc.:
Income from continuing operations	$254,376	$95,007	$271,291	$235,227
Discontinued operations	—	330	13,249	230

Net income	$254,376	$95,337	$284,540	$235,457

See notes to condensed consolidated financial statements.

DAVITA HEALTHCARE PARTNERS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net income	$283,358	$120,004	$343,092	$284,887

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on interest rate swap and cap agreements:
Unrealized gain (loss) on interest rate swap and cap agreements	11,685	(2,102)	9,316	(4,363)
Reclassifications of net swap and cap agreements realized loss into net income	3,462	2,536	5,969	5,056
Unrealized gain (loss) on investments:
Unrealized gain (loss) on investments	101	(204)	719	942
Reclassification of net investment realized gains into net income	—	—	(94)	(75)
Foreign currency translation adjustments	(1,841)	(839)	(3,947)	(1,458)

Other comprehensive income (loss)	13,407	(609)	11,963	102

Total comprehensive income	296,765	119,395	355,055	284,989
Less: Comprehensive income attributable to noncontrolling interests	(28,982)	(24,667)	(58,552)	(49,430)

Comprehensive income attributable to DaVita HealthCare Partners Inc.	$267,783	$94,728	$296,503	$235,559

See notes to condensed consolidated financial statements.

DAVITA HEALTHCARE PARTNERS INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands, except per share data)

	June 30, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$617,904	$533,748
Short-term investments	6,794	7,138
Accounts receivable, less allowance of $229,745 and $245,122	1,445,099	1,424,303
Inventories	77,997	78,126
Other receivables	331,741	265,671
Other current assets	150,217	201,572
Income tax receivable	68,047	55,454
Deferred income taxes	434,035	315,782

Total current assets	3,131,834	2,881,794
Property and equipment, net of accumulated depreciation of $1,618,789 and $1,522,183	1,990,963	1,872,370
Intangibles, net of accumulated amortization of $394,169 and $304,323	2,076,933	2,128,118
Equity investments	35,530	35,150
Long-term investments	65,765	59,341
Other long-term assets	97,895	79,854
Goodwill	9,056,589	8,947,736

	$16,455,509	$16,004,363

LIABILITIES AND EQUITY
Accounts payable	$320,066	$414,143
Other liabilities	525,272	563,365
Accrued compensation and benefits	554,705	566,911
Medical payables	272,521	238,964
Loss contingency reserve	300,000	—
Current portion of long-term debt	242,324	227,791

Total current liabilities	2,214,888	2,011,174
Long-term debt	8,234,290	8,326,534
Other long-term liabilities	360,110	443,743
Alliance and product supply agreement, net	11,992	14,657
Deferred income taxes	751,446	710,638

Total liabilities	11,572,726	11,506,746
Commitments and contingencies
Noncontrolling interests subject to put provisions	600,499	580,692
Equity:
Preferred stock ($0.001 par value, 5,000,000 shares authorized; none issued)
Common stock ($0.001 par value, 450,000,000 shares authorized; 134,862,283 shares issued; 106,239,986 and 105,498,575 shares outstanding)	135	135
Additional paid-in capital	1,244,693	1,208,800
Retained earnings	4,016,375	3,731,835
Treasury stock, at cost (28,622,297 and 29,363,708 shares)	(1,132,988)	(1,162,336)
Accumulated other comprehensive loss	(3,334)	(15,297)

Total DaVita HealthCare Partners Inc. shareholders’ equity	4,124,881	3,763,137
Noncontrolling interests not subject to put provisions	157,403	153,788

Total equity	4,282,284	3,916,925

	$16,455,509	$16,004,363

See notes to condensed consolidated financial statements.

DAVITA HEALTHCARE PARTNERS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Six months ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$343,092	$284,887
Adjustments to reconcile net income to cash provided by operating activities:
Loss contingency reserve	300,000	—
Depreciation and amortization	256,382	153,782
Stock-based compensation expense	32,266	24,344
Tax benefits from stock award exercises	36,524	27,583
Excess tax benefits from stock award exercises	(28,442)	(14,841)
Deferred income taxes	(102,039)	(25,531)
Equity investment income, net	(496)	(139)
Other non-cash charges and loss on disposal of assets	(69,050)	12,903
Changes in operating assets and liabilities, other than from acquisitions and divestitures:
Accounts receivable	(17,829)	(53,294)
Inventories	924	1,713
Other receivables and other current assets	(65,349)	61,938
Other long-term assets	(1,220)	4,486
Accounts payable	(94,894)	8,178
Accrued compensation and benefits	(14,279)	23,209
Other current liabilities	82,905	65,349
Income taxes	(9,182)	(49,069)
Other long-term liabilities	36,713	8,481

Net cash provided by operating activities	686,026	533,979

Cash flows from investing activities:
Additions of property and equipment, net	(258,396)	(250,508)
Acquisitions	(152,112)	(346,774)
Proceeds from asset and business sales	64,363	2,023
Purchase of investments available for sale	(3,286)	(3,070)
Purchase of investments held-to-maturity	(1,032)	(5,257)
Proceeds from sale of investments available for sale	1,091	6,791
Proceeds from maturities of investments held-to-maturity	1,376	9,582
Purchase of intangible assets	(7)	—
Distributions received on equity investments	116	2

Net cash used in investing activities	(347,887)	(587,211)

Cash flows from financing activities:
Borrowings	33,445,567	17,217,404
Payments on long-term debt and other contingent obligations	(33,696,216)	(17,254,503)
Interest rate cap premiums and other deferred financing costs	(716)	(2)
Distributions to noncontrolling interests	(65,206)	(50,478)
Stock award exercises and other share issuances, net	8,819	4,845
Excess tax benefits from stock award exercises	28,442	14,841
Contributions from noncontrolling interests	20,132	10,584
Proceeds from sales of additional noncontrolling interests	5,903	142
Purchases from noncontrolling interests	(474)	(9,800)

Net cash used in financing activities	(253,749)	(66,967)
Effect of exchange rate changes on cash and cash equivalents	(234)	(108)

Net increase (decrease) in cash and cash equivalents	84,156	(120,307)
Cash and cash equivalents at beginning of period	533,748	393,752

Cash and cash equivalents at end of period	$617,904	$273,445

See notes to condensed consolidated financial statements.

DAVITA HEALTHCARE PARTNERS INC.

CONSOLIDATED STATEMENTS OF EQUITY

(unaudited)

(dollars and shares in thousands)

	Non- controlling interests subject to put provisions	DaVita HealthCare Partners Inc. Shareholders’ Equity								Non- controlling interests not subject to put provisions
		Common stock		Additional paid-in capital	Retained earnings	Treasury stock		Accumulated other comprehensive income (loss)	Total
Balance at December 31, 2011	$478,216	134,862	$135	$596,300	$3,195,818	(41,221)	$(1,631,694)	$(19,484)	$2,141,075	$127,050
Comprehensive income:
Net income	66,456				536,017				536,017	38,764
Other comprehensive income								4,187	4,187
Stock purchase shares issued				4,311		101	4,011		8,322
Stock unit shares issued				(8,303)		210	8,303		—
Stock options and SSARs exercised				(83,558)		2,166	85,733		2,175
Stock-based compensation expense				45,384					45,384
Excess tax benefits from stock awards exercised				62,036					62,036
Issuance of common stock associated with the HCP acquisition				684,161		9,380	371,311		1,055,472
Assumption of noncontrolling interests associated with the HCP acquisition										29,850
Distributions to noncontrolling interests	(70,133)									(43,371)
Contributions from noncontrolling interests	26,371									11,024
Sales and assumptions of additional noncontrolling interests	20,124			1,064					1,064	2,432
Purchases from noncontrolling interests	(5,229)			(20,694)					(20,694)	(838)
Changes in fair value of noncontrolling interests	71,901			(71,901)					(71,901)
Held for sale reclassification	(7,014)
Purchase accounting adjustments										(11,123)

Balance at December 31, 2012	$580,692	134,862	$135	$1,208,800	$3,731,835	(29,364)	$(1,162,336)	$(15,297)	$3,763,137	$153,788
Comprehensive income:
Net income	38,420				284,540				284,540	20,132
Other comprehensive income								11,963	11,963
Stock unit shares issued				(3,175)		80	3,175		—
Stock-settled SARs exercised				(26,173)		662	26,173		—
Stock-based compensation expense				32,266					32,266
Excess tax benefits from stock awards exercised				28,442					28,442
Distributions to noncontrolling interests	(37,641)									(27,565)
Contributions from noncontrolling interests	12,494									7,638
Sales and assumptions of additional noncontrolling interests	12,942			(887)					(887)	2,896
Purchases from noncontrolling interests				(474)					(474)
Expiration of put option	(889)			375					375	514
Changes in fair value of noncontrolling interests	(5,519)			5,519					5,519

Balance at June 30, 2013	$600,499	134,862	$135	$1,244,693	$4,016,375	(28,622)	$(1,132,988)	$(3,334)	$4,124,881	$157,403

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

1. Condensed consolidated interim financial statements

The condensed consolidated interim financial statements included in this report are prepared by the Company without audit. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations are reflected in these consolidated interim financial statements. All significant intercompany accounts and transactions have been eliminated. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The most significant estimates and assumptions underlying these financial statements and accompanying notes generally involve the accrual of an estimated loss contingency reserve and its impact on the Company’s income taxes, revenue recognition and accounts receivable, impairments of long-lived assets, fair value estimates, accounting for income taxes, variable compensation accruals, consolidation of variable interest entities, purchase accounting valuation estimates, long-term incentive program compensation and medical liability claims. The results of operations for the six months ended June 30, 2013 are not necessarily indicative of the operating results for the full year. The condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Prior year balances and amounts have been reclassified to conform to the current year presentation and retrospectively revised to reflect purchase accounting entries. The Company has evaluated subsequent events through the date these condensed consolidated financial statements were issued and has included all necessary disclosures.

2. Earnings per share

Basic net income per share is calculated by dividing net income attributable to the Company, net of any increase in noncontrolling interests redemption rights in excess of fair value, by the weighted average number of common shares and vested stock units outstanding. Diluted net income per share includes the dilutive effect of outstanding stock-settled stock appreciation rights, stock options and unvested stock units (under the treasury stock method).

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

The reconciliations of the numerators and denominators used to calculate basic and diluted earnings per share are as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Basic:
Income from continuing operations attributable to DaVita HealthCare Partners Inc.	$254,376	$95,007	$271,291	$235,227
Increase in noncontrolling interests redemption rights in excess of fair value	(259)	—	(259)	—

Income from continuing operations for basic earnings per share calculation	$254,117	$95,007	$271,032	$235,227
Discontinued operations attributable to DaVita HealthCare Partners Inc.	—	330	13,249	230

Net income attributable to DaVita HealthCare Partners Inc. for basic earnings per share calculation	$254,117	$95,337	$284,281	$235,457

Weighted average shares outstanding during the period	105,993	94,169	105,787	93,967
Vested stock units	3	3	3	3
Contingently returnable shares held in escrow for the DaVita HealthCare Partners merger	(1,097)	—	(1,097)	—

Weighted average shares for basic earnings per share calculation	104,899	94,172	104,693	93,970

Basic income from continuing operations per share attributable to DaVita HealthCare Partners Inc.	$2.42	$1.01	$2.59	$2.50

Basic income from discontinued operations per share attributable to DaVita HealthCare Partners Inc.	$—	$—	$0.13	$0.01

Basic net income per share attributable to DaVita HealthCare Partners Inc.	$2.42	$1.01	$2.72	$2.51

Diluted:
Income from continuing operations attributable to DaVita HealthCare Partners Inc.	$254,376	$95,007	$271,291	$235,227
Increase in noncontrolling interests redemption rights in excess of fair value	(259)	—	(259)	—

Income from continuing operations for diluted earnings per share calculation	$254,117	$95,007	$271,032	$235,227
Discontinued operations attributable to DaVita HealthCare Partners Inc.	—	330	13,249	230

Net income attributable to DaVita HealthCare Partners Inc. for diluted earnings per share calculation	$254,117	$95,337	$284,281	$235,457

Weighted average shares outstanding during the period	105,993	94,169	105,787	93,967
Vested stock units	3	3	3	3
Assumed incremental shares from stock plans	1,429	1,830	1,455	1,896

Weighted average shares for diluted earnings per share calculation	107,425	96,002	107,245	95,866

Diluted income from continuing operations per share attributable to DaVita HealthCare Partners Inc.	$2.37	$0.99	$2.53	$2.45

Diluted income from discontinued operations per share attributable to DaVita HealthCare Partners Inc.	$—	$—	$0.12	$0.01

Diluted net income per share attributable to DaVita HealthCare Partners Inc.	$2.37	$0.99	$2.65	$2.46

Anti-dilutive stock-settled awards excluded from calculation (1)	2,260	2,379	1,677	2,344

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

3. Stock-based compensation and other common stock transactions

The Company’s stock-based compensation awards are measured at their estimated fair values on the date of grant if settled in shares or at their estimated fair values at the end of each reporting period if settled in cash. The value of stock-based awards so measured is recognized as compensation expense on a cumulative straight-line basis over the vesting terms of the awards, adjusted for expected forfeitures.

During the six months ended June 30, 2013, the Company granted 1,503 stock-settled stock appreciation rights with an aggregate grant-date fair value of $40,592 and a weighted-average expected life of approximately 4.1 years, and also granted 12 stock units with an aggregate grant-date fair value of $1,484 and a weighted-average expected life of approximately 2.3 years.

For the six months ended June 30, 2013 and 2012, the Company recognized $32,266 and $24,344, respectively, in stock-based compensation expense for stock appreciation rights, stock units and discounted employee stock plan purchases, which are primarily included in general and administrative expenses. The estimated tax benefits recorded for stock-based compensation through June 30, 2013 and 2012 was $12,171 and $9,177, respectively. As of June 30, 2013, there was $113,168 of total estimated unrecognized compensation cost related to unvested stock-based compensation arrangements under the Company’s equity compensation and stock purchase plans. The Company expects to recognize this cost over a weighted average remaining period of 1.4 years.

Beginning in 2013, the Company no longer has stock options outstanding and did not receive any cash proceeds from stock option exercises during the first six months of 2013. During the six months ended June 30, 2012, the Company received $1,975 in cash proceeds from stock option exercises. In addition, for the six months ended June 30, 2013 and 2012 the Company received $36,524 and $27,583, respectively, in actual tax benefits upon the exercise of stock awards.

On June 17, 2013, the stockholders of the Company approved an amendment to the DaVita HealthCare Partners Inc. 2011 Incentive Award Plan to increase the number of shares of common stock available for issuance under the Plan by 8,500 shares.

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

During the six months ended June 30, 2013, the Company’s allowance for doubtful accounts decreased by approximately $15,377. This was primarily due to continued higher non-covered Medicare write-offs during the period in the Company’s U.S. dialysis business. There were no unusual transactions impacting the allowance for doubtful accounts.

5. Goodwill

Changes in the value of goodwill by reportable segments were as follows:

	Six months ended June 30, 2013
	U.S. dialysis and related lab services	HCP	Other-ancillary services and strategic initiatives	Consolidated total
Balance at January 1, 2013	$5,309,152	$3,501,557	$137,027	$8,947,736
Acquisitions	95,177	10,809	6,791	112,777
Divestitures	(2,728)	—	—	(2,728)
Other adjustments	12	—	(1,208)	(1,196)

Balance at June 30, 2013	$5,401,613	$3,512,366	$142,610	$9,056,589

	Year ended December 31, 2012
	U.S. dialysis and related lab services	HCP	Other-ancillary services and strategic initiatives	Consolidated total
Balance at January 1, 2012	$4,865,864	$—	$81,112	$4,946,976
Acquisitions	443,997	3,518,790	88,611	4,051,398
Divestitures	(709)	—	—	(709)
Held for sale	—	—	(31,853)	(31,853)
Other adjustments	—	—	(843)	(843)

Balance at December 31, 2012 as previously reported	$5,309,152	$3,518,790	$137,027	$8,964,969
HCP purchase accounting adjustments	—	(17,233)	—	(17,233)

Balance at December 31, 2012 as adjusted	$5,309,152	$3,501,557	$137,027	$8,947,736

Each of the Company’s operating segments described in Note 13 to these condensed consolidated financial statements represents an individual reporting unit for goodwill impairment testing purposes, except that our direct primary care segment is comprised of two reporting units and each sovereign jurisdiction within our international operations segment is considered a separate reporting unit.

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

During the first six months of 2013, the Company did not record any goodwill impairment charges and, as of June 30, 2013, none of the goodwill associated with the Company’s various reporting units was considered at risk of impairment. Since the dates of the Company’s last annual goodwill impairment tests, there have been no material developments, events, changes in operating performance or other changes in circumstances that would cause management to believe it is more likely than not that the fair value of any of its reporting units would be less than its carrying amount.

6. Long-term debt

Long-term debt was comprised of the following:

	June 30, 2013	December 31, 2012
Senior Secured Credit Facilities:
Term Loan A	$850,000	$900,000
Term Loan A-3	1,316,250	1,350,000
Term Loan B	1,706,250	1,715,000
Term Loan B-2	1,641,750	1,650,000
Senior notes	2,800,000	2,800,000
Acquisition obligations and other notes payable	53,745	64,276
Capital lease obligations	128,224	96,594

Total debt principal outstanding	8,496,219	8,575,870
Discount on long-term debt	(19,605)	(21,545)

	8,476,614	8,554,325
Less current portion	(242,324)	(227,791)

	$8,234,290	$8,326,534

Scheduled maturities of long-term debt at June 30, 2013 were as follows:

2013 (remainder of the year)	111,464
2014	265,069
2015	842,548
2016	1,893,674
2017	910,497
2018	803,549
Thereafter	3,669,418

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

During the first six months of 2013, the Company made mandatory principal payments under its Senior Secured Credit Facilities totaling $50,000 on the Term Loan A, $33,750 on the Term Loan A-3, $8,750 on the Term Loan B and $8,250 on the Term Loan B-2.

The Company has entered into several interest rate swap agreements as a means of hedging its exposure to and volatility from variable-based interest rate changes as part of its overall interest rate risk management strategy. These agreements are not held for trading or speculative purposes and have the economic effect of converting the London Interbank Offered Rate (LIBOR) variable component of the Company’s interest rate to a fixed rate. These swap agreements are designated as cash flow hedges, and as a result, hedge-effective gains or losses resulting from changes in the fair values of these swaps are reported in other comprehensive income until such time as each specific swap tranche is realized, at which time the amounts are reclassified into net income. Net amounts paid or received for each specific swap tranche that have settled have been reflected as adjustments to debt expense. In addition, the Company has entered into several interest rate cap agreements that have the economic effect of capping the Company’s maximum exposure to LIBOR variable interest rate changes on specific portions of the Company’s Term Loan B debt and Term Loan B-2 debt, as described below. Certain cap agreements are also designated as cash flow hedges and, as a result, changes in the fair values of these cap agreements are reported in other comprehensive income. Certain other cap agreements are designated as ineffective cash flow hedges, and as a result, changes in the fair value of these cap agreements are reported in net income. The amortization of the original cap premium is recognized as a component of debt expense on a straight-line basis over the term of the cap agreements. The swap and cap agreements do not contain credit-risk contingent features.

In July 2013, the Financial Accounting Standards Board (FASB) issued ASU No. 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. This standard amends the acceptable benchmark interest rates to permit the inclusion of the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes in addition to U.S. government (UST) and LIBOR. The amendment also removes the restriction on using different benchmark rates for similar hedges. This standard is applied prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of this standard will not have a material impact on the Company’s consolidated financial statements.

As of June 30, 2013, the Company maintains several interest rate swap agreements that were entered into in March 2013 with amortizing notional amounts of these swap agreements totaling $1,316,250. These agreements have the economic effect of modifying the LIBOR variable component of the Company’s interest rate on an equivalent amount of the Company’s Term Loan A-3 to fixed rates ranging from 0.49% to 0.52%, resulting in an overall weighted average effective interest rate of 3.01%, including the Term Loan A-3 margin of 2.50%. The swap agreements expire on September 30, 2016 and require monthly interest payments. During the six months ended June 30, 2013, the Company accrued net charges of $1,077 from these swaps which are included in debt expense. As of June 30, 2013, the total fair value of these swap agreements was an asset of $9,293. The Company estimates that approximately $1,882 of existing unrealized pre-tax losses in other comprehensive income at June 30, 2013 will be reclassified into income in 2013.

In addition, as of June 30, 2013, the Company also maintains several forward interest rate swap agreements that were entered into in March 2013 with amortizing notional amounts totaling $600,000. These forward swap agreements will be effective September 30, 2014 and will have the economic effect of modifying the LIBOR variable component of the Company’s interest rate on an equivalent amount of the Company’s outstanding debt

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

to fixed rates ranging from 0.72% to 0.75%. These swap agreements expire on September 30, 2016 and will require monthly interest payments beginning in October 2014. Any unrealized gains or losses resulting from changes in the fair value of these swaps will be recorded in other comprehensive income. As of June 30, 2013, the total fair value of these swap agreements was an asset of $4,412.

As of June 30, 2013, the Company maintains several interest rate cap agreements that were entered into in March 2013 with notional amounts totaling $1,250,000 on the Company’s Term Loan B debt and $1,485,000 on the Company’s Term Loan B-2 debt. These agreements have the economic effect of capping the LIBOR variable component of the Company’s interest rate at a maximum of 2.50% on an equivalent amount of the Company’s Term Loan B and Term Loan B-2 debt. During the six months ended June 30, 2013, the Company accrued net charges of $610 from these caps which are included in debt expense. The cap agreements expire on September 30, 2016. As of June 30, 2013, the total fair value of these cap agreements was an asset of $12,992. During the six months ended June 30, 2013, the Company recorded a gain of $2,948 in other comprehensive income due to an increase in the unrealized fair value of these cap agreements.

As of June 30, 2013, the Company also maintains a total of nine other interest rate swap agreements with amortizing notional amounts totaling $850,000. These agreements had the economic effect of modifying the LIBOR variable component of the Company’s interest rate on an equivalent amount of our Term Loan A to fixed rates ranging from 1.59% to 1.64%, resulting in an overall weighted average effective interest rate of 4.36%, including the Term Loan A margin of 2.75%. The swap agreements expire on September 30, 2014 and require monthly interest payments. During the six months ended June 30, 2013, the Company accrued net charges of $6,288 from these swaps which are included in debt expense. As of June 30, 2013, the total fair value of these swap agreements was a liability of $13,032. The Company estimates that approximately $5,962 of existing unrealized pre-tax losses in other comprehensive income at June 30, 2013 will be reclassified into income in 2013.

As of June 30, 2013, the Company also maintains five interest rate cap agreements with notional amounts totaling $1,250,000. These agreements have the economic effect of capping the LIBOR variable component of our interest rate at a maximum of 4.00% on an equivalent amount of our Term Loan B debt. However, as a result of the new interest rate cap agreements that were entered into in March 2013, as described above, these interest rate cap agreements became ineffective cash flow hedges and as a result any changes in the fair value associated with these interest rate cap agreements will be charged to income. During the six months ended June 30, 2013, the Company accrued net charges of $1,794 from these caps which are included in debt expense. The cap agreements expire on September 30, 2014. As of June 30, 2013, the total fair value of these cap agreements was an asset of $49. During the first quarter of 2013, the Company recorded a loss of $3 in other comprehensive income when these caps were designated as effective cash flow hedges due to a decrease in the unrealized fair value of these cap agreements. In late first quarter of 2013, these caps were redesignated as ineffective cash flow hedges and as a result the Company realized a loss of $13 related to a decrease in the fair value of these cap agreements during the second quarter of 2013.

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

The following table summarizes the Company’s derivative instruments as of June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
Derivatives designated as hedging instruments	Balance sheet location	Fair value	Balance sheet location	Fair value
Interest rate swap agreements	Other short-term liabilities	$13,202	Other long-term liabilities	$18,994

Interest rate swap agreements	Other long-term assets	$13,875		$—

Interest rate cap agreements	Other long-term assets	$13,041	Other long-term assets	$65

The following table summarizes the effects of the Company’s interest rate swap and cap agreements for the three and six months ended June 30, 2013 and 2012:

	Amount of gains (losses) recognized in OCI on interest rate swap and cap agreements				Location of losses reclassified from accumulated OCI into income	Amount of losses reclassified from accumulated OCI into income
	Three months ended June 30,		Six months ended June 30,			Three months ended June 30,		Six months ended June 30,
Derivatives designated as cash flow hedges	2013	2012	2013	2012		2013	2012	2013	2012
Interest rate swap agreements	$13,266	$(2,762)	$12,302	$(6,038)	Debt expense	$(4,159)	$(3,254)	$(7,366)	$(6,479)
Interest rate cap agreements	5,858	(678)	2,945	(1,102)	Debt expense	(1,507)	(897)	(2,404)	(1,794)
Tax (expense) benefit	(7,439)	1,338	(5,931)	2,777		2,204	1,615	3,801	3,217

Total	$11,685	$(2,102)	$9,316	$(4,363)		$(3,462)	$(2,536)	$(5,969)	$(5,056)

As of June 30, 2013, interest rates on the Company’s Term Loan B and Term Loan B-2 debt are effectively fixed because of an embedded LIBOR floor which is higher than actual LIBOR as of such date. Furthermore, interest rates on $1,250,000 of the Company’s Term Loan B and $1,485,000 of the Company’s Term Loan B-2 are subject to interest rate caps if LIBOR should rise above 2.50%. Interest rates on the Company’s senior notes are fixed by their terms. The LIBOR variable component of the Company’s interest rates on the Company’s Term Loan A and the Term Loan A-3 are economically fixed as a result of interest rate swaps.

As a result of embedded LIBOR floors in some of the Company’s debt agreements and the swap and cap agreements, the Company’s overall weighted average effective interest rate on the Senior Secured Credit Facilities was 4.18%, based upon the current margins in effect of 2.75% for the Term Loan A, 2.50% for the Term Loan A-3 and 3.00% for both the Term Loan B and for the Term Loan B-2, as of June 30, 2013.

The Company’s overall weighted average effective interest rate during the second quarter of 2013 was 4.86% and as of June 30, 2013 was 4.85%.

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

As of June 30, 2013, the Company had undrawn revolving credit facilities totaling $350,000 of which approximately $113,000 was committed for outstanding letters of credit. In addition, HCP has an outstanding letter of credit of approximately $1,000 that is secured by a certificate of deposit.

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

Inquiries by the Federal Government and Certain Related Civil Proceedings

Vainer Private Civil Suit: In December 2008, the Company received a subpoena for documents from the OIG relating to the pharmaceutical products Zemplar, Hectorol, Venofer, Ferrlecit and EPO, as well as other related matters. The subpoena covered the period from January 2003 to December 2008. The Company was in contact with the U.S. Attorney’s Office for the Northern District of Georgia and the U.S. Department of Justice in Washington, DC since November 2008 relating to this matter, and was advised that this was a civil inquiry. On June 17, 2009, the Company learned that the allegations underlying this inquiry were made as part of a civil complaint filed by individuals and brought pursuant to the qui tam provisions of the federal False Claims Act. On April 1, 2011, the U.S. District Court for the Northern District of Georgia ordered the case to be unsealed. At that time, the Department of Justice and U.S. Attorney’s Office filed a notice of declination stating that the U.S. would not be intervening and not pursuing the relators’ allegation in litigation. On July 25, 2011, the relators, Daniel Barbir and Dr. Alon Vainer, filed their amended complaint in the U.S. District Court for the Northern District of Georgia, purportedly on behalf of the federal government. The allegations in the complaint relate to the Company’s drug administration practices for the Company’s dialysis operations for Vitamin D and iron agents for a period from 2003 through 2010. The complaint seeks monetary damages and civil penalties as well as costs and expenses. The Company is vigorously defending this matter and intends to continue to do so. The Company can make no assurances as to the time or resources that will be needed to devote to this litigation or its final outcome.

2010 U.S. Attorney Physician Relationship Investigation: In May 2010, the Company received a subpoena from the OIG’s office in Dallas, Texas. The civil subpoena covers the period from January 1, 2005 to May 2010, and seeks production of a wide range of documents relating to the Company’s dialysis operations, including documents related to, among other things, financial relationships with physicians and joint ventures, and whether those relationships and joint ventures comply with the federal anti-kickback statute and the False Claims Act. The Company has been advised by the attorneys conducting this civil investigation that they believe that some or all of the Company’s joint ventures do not comply with the anti-kickback statute and the False Claims Act. The Company disagrees that its joint venture structure generally, which the Company believes is widely used in the dialysis industry and other segments of the healthcare industry substantially in the form that the Company uses it, violates the federal anti-kickback statute or the False Claims Act. As to individual transactions, the Company made significant effort to ensure that its joint venture structures and process complied with the rules, but the

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

Company is talking with the government about addressing its concerns. The focus of this investigation overlaps substantially with the 2011 U.S. Attorney Physician Relationship Investigation described below. The Company is engaged in good faith discussions with the attorneys from the United States Attorney’s Office for the District of Colorado, the Civil Division of the United States Department of Justice and the Office of the Inspector General in an effort to find a mutually acceptable resolution to this matter and the 2011 U.S. Attorney Physician Relationship Investigation. Discussions have advanced to a point where the Company believed it was appropriate to accrue an estimated loss contingency reserve of $300,000 in the first quarter of 2013 in connection with an offer to settle the related civil, administrative and criminal matters. However, the discussions are ongoing, and until concluded, there can be no certainty about the timing or likelihood of a definitive resolution or the scope of any potential restrictions or impact on future operations that may be agreed upon in connection with a settlement. As these discussions proceed and additional information becomes available to us, the amount of the estimated loss contingency reserve may need to be increased or decreased to reflect this new information. This matter will continue to require management’s attention and significant legal expense, and the Company can make no assurances as to the final outcome.

2011 U.S. Attorney Physician Relationship Investigation: In August 2011, the Company announced it had learned that the U.S. Attorney’s Office for the District of Colorado would be investigating certain activities of its dialysis business in connection with information being provided to a grand jury. This investigation relates to the Company’s relationships with physicians, including its joint ventures, and whether those relationships and joint ventures comply with the federal anti-kickback statute, and overlaps substantially, with the 2010 U.S. Attorney Physician Relationship Investigation described above. The Company has received a number of subpoenas for documents covering the period from January 2006 to November 2012, and the Company has produced documents in response to those subpoenas and other requests. In addition, certain current and former members of the Board, executives and other teammates have received subpoenas to testify before the grand jury. It is possible that criminal proceedings may be initiated against the Company in connection with this investigation. As noted above, the Company is engaged in good faith discussions in an effort to find a mutually acceptable resolution of both this matter and the 2010 U.S. Attorney Physician Relationship Investigation. As also noted above, the discussions are ongoing, and until concluded, there can be no certainty about the timing or likelihood of a definitive resolution, or the scope of any potential restrictions or impact on future operations that may be agreed upon in connection with a settlement. This matter will continue to require management’s attention and significant legal expense, and the Company can make no assurances as to the final outcome.

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

Swoben Private Civil Suit: In April 2013, the Company’s HealthCare Partners (HCP) subsidiary was served with a civil complaint filed by a former employee of SCAN Health Plan (SCAN), a health maintenance organization (HMO). On July 13, 2009, pursuant to the qui tam provisions of the federal False Claims Act and

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

the California False Claims Act, James M. Swoben, as relator, filed a qui tam action in the United States District Court for the Central District of California purportedly on behalf of the United States of America and the State of California against SCAN, and certain other defendants whose identities were under seal. The allegations in the complaint relate to alleged overpayments received from government healthcare programs. In or about August 2012, SCAN entered into a settlement agreement with the United States of America and the State of California. The United States and the State of California partially intervened in the action for the purpose of settlement with and dismissal of the action against SCAN. In or about November 2011, the relator filed his Third Amended Complaint under seal alleging violations of the federal False Claims Act and the California False Claims Act, which named additional defendants, including HCP and certain health insurance companies that are referred to collectively in the complaint as the “defendant HMOs”. The allegations in the complaint against HCP relate to patient diagnosis coding to determine reimbursement in the Medicare Advantage program, referred to as Hierarchical Condition Coding or “HCC” and Risk Adjustment Factor or “RAF” scores. The complaint sought monetary damages and civil penalties as well as costs and expenses. The United States Department of Justice reviewed these allegations and in January 2013 declined to intervene in the case. On June 26, 2013, HCP and the defendant HMOs filed their respective motions to dismiss the Third Amended Complaint pursuant to Federal Rules of Civil Procedure 12(b)(6) and 9(b), challenging the legal sufficiency of the claims asserted in the complaint. On July 30, 2013, the court granted HCP’s motion and dismissed with prejudice all of the claims in the Third Amended Complaint. The court specifically determined that further amendments to the complaint would be futile because, in part, the allegations were publicly disclosed in reports and others sources relating to audits conducted by the Centers of Medicare & Medicaid Services.

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

Haverhill Retirement System Shareholder Derivative Civil Suit: On May 17, 2013, Haverhill Retirement System (Haverhill), a shareholder of the Company, filed a shareholder derivative lawsuit in the U.S. District Court for the District of Colorado against the directors of the Company and against the Company, as nominal defendant. The complaint alleges, among other things, that the Company’s directors breached fiduciary duties to the Company relating to the inquiries by the federal government described above, the Vainer qui tam private civil suit described above and the Woodard qui tam private civil suit for which the Company previously announced a settlement in July 2012. No response by the Company or the directors is required in this action until the court determines certain preliminary procedural matters that are pending. (See description of the Clark matter below for a description of how the Haverhill and Clark civil suits are related and certain pending procedural matters that will determine whether these cases will proceed separately or on a consolidated basis.)

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

Clark Shareholder Derivative Civil Suit: As we previously disclosed, on August 7, 2012, a shareholder derivative lawsuit was filed in the U.S. District Court for the District of Colorado against certain of our current and former directors and executives and against the Company, as nominal defendant. The complaint alleged, among other things, that such officers and directors breached fiduciary duties to the Company relating to substantially the same matters that are now the subject of the Haverhill shareholder derivative civil suit described above. As we also previously disclosed on October 19, 2012, the court ordered that the Clark case be administratively closed, subject to being reopened upon a showing of good cause by any party. Subsequent to the filing of the Haverhill derivative civil suit described above Haverhill filed a motion seeking to consolidate the Clark civil suit with the Haverhill civil suit and to be appointed lead plaintiff. Clark has opposed the motion and the matter is pending.

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

8. Investments in debt and equity securities

Based on the Company’s intentions and strategy involving investments in debt securities, the Company classifies certain debt securities as held-to-maturity and records them at amortized cost. Equity securities that have readily determinable fair values, including those of mutual funds, as well as other debt securities, are classified as available-for-sale and recorded at fair value.

The Company’s investments in securities consist of the following:

	June 30, 2013			December 31, 2012
	Held to maturity	Available for sale	Total	Held to maturity	Available for sale	Total
Certificates of deposit and money market funds due within one year	$5,594	$—	$5,594	$5,938	$—	$5,938
Investments in mutual funds	—	18,558	18,558	—	15,185	15,185

	$5,594	$18,558	$24,152	$5,938	$15,185	$21,123

Short-term investments	$5,594	$1,200	$6,794	$5,938	$1,200	$7,138
Long-term investments	—	17,358	17,358	—	13,985	13,985

	$5,594	$18,558	$24,152	$5,938	$15,185	$21,123

The cost of the certificates of deposit and money market funds at June 30, 2013 approximates their fair value. As of June 30, 2013 and December 31, 2012, the available-for-sale investments include $3,169 and $2,146 of gross pre-tax unrealized gains, respectively. During the six months ended June 30, 2013, the Company recorded gross pre-tax unrealized gains of $1,178, or $719 after tax, in other comprehensive income associated with changes in the fair value of these investments. During the six months ended June 30, 2013, the Company sold investments in mutual funds for net proceeds of $1,091 and recognized a pre-tax gain of $155, or $94 after-tax, which was previously recorded in other comprehensive income. During the six months ended June 30, 2012, the Company sold investments in mutual funds and its shares of NxStage Medical, Inc. common stock for net proceeds of $6,791, and recognized a pre-tax gain of $123, or $75 after tax, that was previously recorded in other comprehensive income.

The investments in mutual funds classified as available-for-sale are held within a trust to fund existing obligations associated with several of the Company’s non-qualified deferred compensation plans.

Certain entities of HCP are required to maintain minimum cash balances in order to comply with regulatory requirements in conjunction with medical claim reserves. As of June 30, 2013, this minimum cash balance was approximately $53,000.

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

The following table summarizes the Company’s assets, liabilities and temporary equity measured at fair value on a recurring basis as of June 30, 2013:

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Available-for-sale securities	$18,558	$18,558	$—	$—

Interest rate cap agreements	$13,041	$—	$13,041	$—

Interest rate swap agreements	$13,875	$—	$13,875	$—

Funds on deposit with third parties	$72,121	$72,121	$—	$—

Liabilities
Contingent earn-out obligations	$88,652	$—	$—	$88,652

Interest rate swap agreements	$13,202	$—	$13,202	$—

Temporary equity
Noncontrolling interests subject to put provisions	$600,499	$—	$—	$600,499

The available-for-sale securities represent investments in various open-ended registered investment companies, or mutual funds, and are recorded at fair value based upon quoted prices reported by each mutual fund. See Note 8 to the condensed consolidated financial statements for further discussion.

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

The funds on deposit with third parties represent funds held with a third party as required by regulation or contract and invested by those parties in various investments, which are measured at estimated fair value based primarily on quoted close or bid market prices of the same or similar assets.

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

Other financial instruments consist primarily of cash, accounts receivable, life insurance contracts, accounts payable, other accrued liabilities, and debt. The balances of the non-debt financial instruments are presented in the condensed consolidated financial statements at June 30, 2013 at their approximate fair values due to the short-term nature of their settlements. The carrying amount of the Company’s Senior Secured Credit Facilities totaled $5,514,250 as of June 30, 2013, and the fair value was $5,510,959 based upon quoted market prices. The fair value of the Company’s senior notes was approximately $2,868,125 at June 30, 2013, based upon quoted market prices, as compared to the carrying amount of $2,800,000.

10. Noncontrolling interests subject to put provisions and other commitments

The Company has potential obligations to purchase the noncontrolling interests held by third parties in several of its joint ventures, non-owned and minority-owned entities and non-wholly-owned subsidiaries. These obligations are in the form of put provisions and are exercisable at the third-party owners’ discretion within specified periods as outlined in each specific put provision. If these put provisions were exercised, the Company would be required to purchase the third-party owners’ noncontrolling interests at either the appraised fair market value or a predetermined multiple of earnings or cash flow attributable to the noncontrolling interests put to the Company, which is intended to approximate fair value. The methodology the Company uses to estimate the fair values of noncontrolling interests subject to put provisions assumes either the higher of a liquidation value of net assets or an average multiple of earnings, based on historical earnings, patient mix and other performance indicators that can affect future results, as well as other factors. The estimated fair values of the noncontrolling interests subject to put provisions is a critical accounting estimate that involves significant judgments and assumptions and may not be indicative of the actual values at which the noncontrolling interests may ultimately be settled, which could vary significantly from the Company’s current estimates. The estimated fair values of the noncontrolling interests subject to put provisions can fluctuate and the implicit multiple of earnings at which these noncontrolling interests obligations may be settled will vary significantly depending upon market conditions including potential purchasers’ access to the capital markets, which can impact the level of competition for dialysis and non-dialysis related businesses, the economic performance of these businesses and the restricted marketability of the third-party owners’ noncontrolling interests. The amount of noncontrolling interests subject to put provisions that contractually employ a predetermined multiple of earnings rather than fair value are immaterial.

Additionally, the Company has certain other potential commitments to provide operating capital to several dialysis centers that are wholly-owned by third parties or centers in which the Company owns a minority equity investment as well as to physician-owned vascular access clinics or medical practices that the Company operates under management and administrative services agreements of approximately $2,000.

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

11. Income taxes

As of June 30, 2013, the Company’s total liability for unrecognized tax benefits relating to tax positions that do not meet the more-likely-than-not threshold is $70,224, of which $41,353 would impact the Company’s effective tax rate if recognized. This balance represents an increase of $2,678 from the December 31, 2012 balance of $67,546 due to the addition of liabilities for the current year.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in its income tax expense. At June 30, 2013 and December 31, 2012, the Company had approximately $12,987 and $12,073, respectively, accrued for interest and penalties related to unrecognized tax benefits, net of federal tax benefits.

As of June 30, 2013, it is possible that $28,871 of unrecognized tax benefits may be recognized within the next 12 months, primarily related to the filing of tax accounting method changes.

12. Acquisitions and discontinued operations

Dialysis and other acquisitions

During the first six months of 2013, the Company acquired dialysis businesses and other businesses consisting of 11 dialysis centers located in the U.S., eight dialysis centers located outside of the U.S. and other medical businesses for a total of $152,112 in net cash and deferred purchase price obligations totaling $4,144. The assets and liabilities for all acquisitions were recorded at their estimated fair values at the dates of the acquisitions and are included in the Company’s condensed consolidated financial statements and operating results from the designated effective dates of the acquisitions.

The following table summarizes the assets acquired and liabilities assumed in these transactions and recognized at their acquisition dates at estimated fair values:

Six months ended June 30, 2013
Tangible assets, principally leasehold improvements and equipment, net of cash	$12,756
Amortizable intangible and other long-term assets	21,364
Indefinite-lived intangible assets	17,400
Goodwill	112,777
Noncontrolling interest assumed	(7,507)
Liabilities assumed	(534)

Aggregate purchase price	$156,256

Amortizable intangible assets acquired during the first six months of 2013 had weighted-average estimated useful lives of 9.7 years. The total amount of goodwill deductible for tax purposes associated with these acquisitions is approximately $110,253.

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

The following is a summary of HCP’s purchase accounting adjustments recorded in the first six months of 2013 applied retrospectively to the December 31, 2012 balance sheet and primarily relates to adjustments to medical claims reserves and noncontrolling interests:

Adjustments to the December 31, 2012 balance sheet
Accounts receivable	$3,000
Medical payables	$7,000
Noncontrolling interest	$11,123
Goodwill	$(17,233)
Deferred income taxes	$(3,890)

Discontinued operations

Divestiture of HomeChoice Partners, Inc.

On February 1, 2013, the Company completed the sale of HomeChoice Partners Inc. (HomeChoice) to BioScrip, Inc. pursuant to a stock purchase agreement dated December 12, 2012 for $70,000 in cash, subject to various post-closing adjustments, of which the Company will receive approximately 90% of the proceeds. The stock purchase agreement also provides that as additional consideration the Company may earn up to a total of 90% of $20,000 if certain performance amounts exceed certain thresholds over the next two years. The Company had originally assigned no value to this contingent receivable and has not yet assigned any value to it. The Company will recognize any estimated realizable value of this receivable only when it becomes probable and reasonably estimable. The Company recorded a gain of approximately $13,375, net of tax, during the six months ended June 30, 2013 related to this divestiture.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

The operating results of HomeChoice have been reported as discontinued operations for all periods presented. The results from discontinued operations related to HomeChoice were as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net revenues	$—	$16,712	$6,351	$33,814

Income (loss) before income taxes	—	621	(223)	459
Income tax (benefit) expense	—	(269)	84	(208)

Income (loss) from discontinued operations	$—	$352	$(139)	$251

Net assets of discontinued operations related to HomeChoice as of February 1, 2013, were as follows:

Current assets	$17,039
Property and equipment, net	2,963
Long-term assets	28
Goodwill	31,853
Liabilities and noncontrolling interests	(8,998)

Net assets of discontinued operations	$42,885

Contingent earn-out obligations

As a result of HCP achieving certain financial performance targets in 2012, the Company made earn-out payments of $136,954 on April 1, 2013 to the common unit holders of HCP. In addition, HCP’s prior owners can still earn further consideration of $137,500 if HCP’s earn-out EBITDA for 2013 is equal to or greater than a threshold of $600,000. As of June 30, 2013, the Company remeasured the estimated fair value of HCP’s 2013 contingent earn-out obligation at $68,750. This represents a decrease in the obligation’s carrying value of $56,977, which was recorded as operating income in the Company’s condensed consolidated statements of income in the second quarter of 2013. This revaluation adjustment was based upon HCP’s operating results for the second quarter of 2013 and expected operating performance for the remainder of the year.

The Company also has several other contingent earn-out obligations associated with other acquisitions that could result in the Company paying the former shareholders of those acquired companies up to $95,100 if certain EBITDA performance targets and quality margins are met over the next three years and earn-out obligations based on 20% of operating income over the next five years. As of June 30, 2013, the Company has measured the fair value of these contingent earn-out obligations to be $19,902.

Contingent earn-out obligations will be remeasured to fair value at each reporting date until the contingencies are resolved with changes in the liability due to the re-measurement recorded in earnings. See Note 9 to the condensed consolidated financial statements for further details. Of the total contingent earn-out obligations of $88,652 recognized at June 30, 2013, a total of $74,614 is included in other accrued liabilities and the remaining $14,038 is included in other long-term liabilities in the Company’s condensed consolidated balance sheet.

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

As of June 30, 2013, the ancillary services and strategic initiatives consisted primarily of pharmacy services, disease management services, vascular access services, ESRD clinical research programs, physician services, direct primary care and the Company’s international dialysis operations. For internal management reporting the U.S. dialysis and related lab services business, HCP’s practice management operations in each region, and each of the ancillary services and strategic initiatives have been defined as separate operating segments by management since separate financial information is regularly produced and reviewed by the Company’s chief operating decision maker in making decisions about allocating resources and assessing financial results. The chief operating decision maker for the Company’s and its U.S. dialysis business and its ancillary services and strategic initiatives is its Chief Executive Officer. The chief operating decision maker for the HCP business is the HCP Chief Executive Officer. The U.S. dialysis and related lab services business and the HCP business each qualify as separately reportable segments, and all of the other ancillary services and strategic initiatives operating segments have been combined and disclosed in the other segments category.

The Company’s operating segment financial information is prepared on an internal management reporting basis that the Chief Executive Officer uses to allocate resources and analyze the performance of the operating segments. For internal management reporting, segment operations include direct segment operating expenses but exclude (i) the contingent earn-out obligation adjustment, (ii) corporate support, which consists primarily of indirect labor, benefits and long-term incentive based compensation of departments which provide support to all of the Company’s operating lines of business, and (iii) transaction expenses for the three and six months ended June 30, 2012 associated with the acquisition of HCP.

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

The following is a summary of segment net revenues, segment operating margin (loss), and a reconciliation of segment operating margin to consolidated income from continuing operations before income taxes:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Segment net revenues:
U.S. dialysis and related lab services
Patient service revenues:
External sources	$1,980,267	$1,809,259	$3,889,050	$3,571,837
Intersegment revenues	8,158	4,432	15,669	8,491

Total dialysis and related lab services revenues	1,988,425	1,813,691	3,904,719	3,580,328
Less: Provision for uncollectible accounts	(69,585)	(54,416)	(136,656)	(107,424)

Net dialysis and related lab services patient service revenues	1,918,840	1,759,275	3,768,063	3,472,904
Other revenues (1)	3,087	2,872	5,982	5,757

Total net dialysis and related lab services revenues	1,921,927	1,762,147	3,774,045	3,478,661

HCP
HCP revenues:
Capitated revenues	692,357	—	1,438,428	—
Net patient service revenues	49,433	—	103,035	—
Other revenues(2)	19,216	—	23,302	—

Total revenues	761,006	—	1,564,765	—

Other—Ancillary services and strategic initiatives
Net patient service revenues (U.S. and international)	16,344	4,482	30,847	7,387
Other external sources	180,554	150,809	347,267	284,982
Intersegment revenues	3,397	2,400	6,176	4,444

Total ancillary services and strategic initiatives revenues	200,295	157,691	384,290	296,813

Total net segment revenues	2,883,228	1,919,838	5,723,100	3,775,474
Elimination of intersegment revenues	(11,555)	(6,832)	(21,845)	(12,935)

Consolidated net revenues	$2,871,673	$1,913,006	$5,701,255	$3,762,539

Segment operating margin (loss):
U.S. dialysis and related lab services	$403,913	$291,206	$491,205	$650,297
HCP	81,382	—	189,466	—
Other—Ancillary services and strategic initiatives	(6,847)	(20,787)	(21,861)	(39,047)

Total segment margin	478,448	270,419	658,810	611,250
Reconciliation of segment operating margin to consolidated income from continuing operations before income taxes:
Contingent earn-out obligation adjustment	56,977	—	56,977	—
Corporate support costs	(13,405)	(12,775)	(26,906)	(26,670)
Transaction expenses	—	(10,383)	—	(16,437)

Consolidated operating income	522,020	247,261	688,881	568,143
Debt expense	(108,096)	(60,709)	(213,913)	(122,090)
Other (expense) income	(1,374)	840	(776)	1,879

Consolidated income from continuing operations before income taxes	$412,550	$187,392	$474,192	$447,932

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

For the three months ended June 30, 2013, depreciation and amortization expense for the U.S. dialysis and related lab services, HCP and the ancillary services and strategic initiatives was $88,572, $38,590 and $3,427, respectively.

For the six months ended June 30, 2013, depreciation and amortization expense for the U.S. dialysis and related lab services, HCP and the ancillary services and strategic initiatives was $173,508, $76,607 and $6,383, respectively.

For the three and six months ended June 30, 2012, depreciation and amortization expense for the U.S. dialysis and related lab services was $75,564 and $149,290, respectively, and for the ancillary services and strategic initiatives was $1,646 and $3,301, respectively.

Summary of assets by segment is as follows:

	June 30, 2013	December 31, 2012
Segment assets
U.S. dialysis and related lab services	$9,738,248	$9,351,075
HCP	6,278,044	6,218,133
Other—Ancillary services and strategic initiatives	439,217	435,155

Consolidated assets	$16,455,509	$16,004,363

For the three and six months ended June 30, 2013, the total amount of expenditures for property and equipment, excluding capital leases for the U.S. dialysis and related lab services, was $128,699 and $230,775, respectively, and was $7,840 and $14,379, respectively, for HCP and was $5,133 and $13,242, respectively, for the ancillary services and strategic initiatives.

For the three and six months ended June 30, 2012, the total amount of expenditures for property and equipment, excluding capital leases for the U.S. dialysis and related lab services, was $131,038 and $237,840, respectively, and was $7,011 and $12,668, respectively, for the ancillary services and strategic initiatives.

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

14. Changes in DaVita HealthCare Partners Inc.’s ownership interest in consolidated subsidiaries

The effects of changes in DaVita HealthCare Partners Inc.’s ownership interest on the Company’s equity are as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net income attributable to DaVita HealthCare Partners Inc.	$254,376	$95,337	$284,540	$235,457

Decrease in paid-in capital for sales of noncontrolling interests	(78)	(12)	(887)	(7)
Decrease in paid-in capital for the purchase of noncontrolling interests	(474)	(6,772)	(474)	(7,669)

Net transfers to noncontrolling interests	(552)	(6,784)	(1,361)	(7,676)

Change from net income attributable to DaVita HealthCare Partners Inc. and transfers to noncontrolling interests	$253,824	$88,553	$283,179	$227,781

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

The analyses upon which these consolidation determinations rest are complex, involve uncertainties, and require significant judgment on various matters, some of which could be subject to different interpretations. At June 30, 2013, these consolidated financial statements include total assets of VIEs of $495,114 and total liabilities and noncontrolling interests of VIEs to third parties of $309,135.

The Company also sponsors certain deferred compensation plans whose trusts qualify as VIEs and the Company consolidates each of these plans as their primary beneficiary. The assets of these plans are recorded in short-term or long-term investments with matching offsetting liabilities recorded in accrued compensation and benefits and other long-term liabilities. See Note 8 for disclosures on the assets of these consolidated non-qualified deferred compensation plans.

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

The following table shows the components of changes in the health care costs payable for the six months ended June 30, 2013:

Six months ended June 30, 2013
Health care costs payable, beginning of the period	$119,512

Acquisitions and other adjustments	19,267

Add: Components of incurred health care costs
Current year	657,770
Prior years	(13,664)

Total incurred health care costs	644,106

Less: Claims paid
Current year	500,326
Prior years	117,617

Total claims paid	617,943

Health care costs payable, end of the period	$164,942

Our prior year estimates of health care costs payable decreased by $13,664 resulting from certain medical claims being settled for amounts less than originally estimated. When significant (decreases) increases in prior-year health care cost estimates occur that we believe significantly impact our current year operating results, we disclose that amount as (favorable) unfavorable development of prior-year’s health care cost estimates. Actual claim payments for prior year services have not been materially different from our year-end estimates.

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

	For the three months ended June 30, 2013				For the six months ended June 30, 2013
	Interest rate swap and cap agreements	Investment securities	Foreign currency translation adjustments	Accumulated other comprehensive income (loss)	Interest rate swap and cap agreements	Investment securities	Foreign currency translation adjustments	Accumulated other comprehensive income (loss)
Beginning balance	$(15,264)	$1,834	$(3,311)	$(16,741)	$(15,402)	$1,310	$(1,205)	$(15,297)

Unrealized gains (losses)	19,124	166	(1,841)	17,449	15,247	1,178	(3,947)	12,478
Related income tax (expense)	(7,439)	(65)	—	(7,504)	(5,931)	(459)	—	(6,390)

	11,685	101	(1,841)	9,945	9,316	719	(3,947)	6,088

Reclassification from accumulated other comprehensive income into net income	5,666	—	—	5,666	9,770	(155)	—	9,615
Related tax	(2,204)	—	—	(2,204)	(3,801)	61	—	(3,740)

	3,462	—	—	3,462	5,969	(94)	—	5,875

Ending balance	$(117)	$1,935	$(5,152)	$(3,334)	$(117)	$1,935	$(5,152)	$(3,334)

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

	For the three months ended June 30, 2012				For the six months ended June 30, 2012
	Interest rate swap and cap agreements	Investment securities	Foreign currency translation adjustments	Accumulated other comprehensive income (loss)	Interest rate swap and cap agreements	Investment securities	Foreign currency translation adjustments	Accumulated other comprehensive income (loss)
Beginning balance	$(19,069)	$915	$(619)	$(18,773)	$(19,328)	$(156)	$—	$(19,484)

Unrealized (losses) gains	(3,440)	(334)	(839)	(4,613)	(7,140)	1,543	(1,458)	(7,055)
Related income tax benefit (expense)	1,338	130	—	1,468	2,777	(601)	—	2,176

	(2,102)	(204)	(839)	(3,145)	(4,363)	942	(1,458)	(4,879)

Reclassification from accumulated other comprehensive income into net income	4,150	—	—	4,150	8,273	(123)	—	8,150
Related tax	(1,614)	—	—	(1,614)	(3,217)	48	—	(3,169)

	2,536	—	—	2,536	5,056	(75)	—	4,981

Ending balance	$(18,635)	$711	$(1,458)	$(19,382)	$(18,635)	$711	$(1,458)	$(19,382)

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

Condensed Consolidating Statements of Income

For the three months ended June 30, 2013	DaVita HealthCare Partners Inc.	Guarantor subsidiaries	Non-Guarantor subsidiaries	Consolidating adjustments	Consolidated total
Patient service revenues	$—	$1,476,135	$581,208	$(8,692)	$2,048,651
Less: Provision for uncollectible accounts	—	(37,218)	(34,973)	—	(72,191)

Net patient service revenues	—	1,438,917	546,235	(8,692)	1,976,460
HCP capitated revenue	—	319,595	374,451	(1,689)	692,357
Other revenues	166,650	392,294	21,183	(377,271)	202,856

Total net revenues	166,650	2,150,806	941,869	(387,652)	2,871,673
Operating expenses	71,881	1,827,141	838,283	(387,652)	2,349,653

Operating income	94,769	323,665	103,586	—	522,020
Debt expense	(107,337)	(95,600)	(11,247)	106,088	(108,096)
Other income (expense)	100,947	3,714	53	(106,088)	(1,374)
Income tax expense	29,458	97,729	2,005	—	129,192
Equity earnings in subsidiaries	195,455	61,405	—	(256,860)	—

Net income	254,376	195,455	90,387	(256,860)	283,358
Less: Net income attributable to noncontrolling interests	—	—	—	(28,982)	(28,982)

Net income attributable to DaVita HealthCare Partners Inc.	$254,376	$195,455	$90,387	$(285,842)	$254,376

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

For the three months ended June 30, 2012	DaVita HealthCare Partners Inc.	Guarantor subsidiaries	Non-Guarantor subsidiaries	Consolidating adjustments	Consolidated total
Patient service revenues	$—	$1,357,153	$468,569	$(11,959)	$1,813,763
Less: Provision for uncollectible accounts	—	(8,118)	(46,320)	—	(54,438)

Net patient service revenues	—	1,349,035	422,249	(11,959)	1,759,325
Other revenues	127,417	163,469	7,969	(145,174)	153,681

Total net revenues	127,417	1,512,504	430,218	(157,133)	1,913,006
Operating expenses	93,009	1,356,329	373,540	(157,133)	1,665,745

Operating income	34,408	156,175	56,678	—	247,261
Debt expense	(61,687)	(50,623)	(6,642)	58,243	(60,709)
Other income	58,194	693	196	(58,243)	840
Income tax expense (benefit)	12,751	66,680	(11,691)	—	67,740
Equity earnings in subsidiaries	77,173	37,393	—	(114,566)	—

Income from continuing operations	95,337	76,958	61,923	(114,566)	119,652
Discontinued operations	—	—	352	—	352

Net income	95,337	76,958	62,275	(114,566)	120,004
Less: Net income attributable to noncontrolling interests	—	—	—	(24,667)	(24,667)

Net income attributable to DaVita HealthCare Partners Inc.	$95,337	$76,958	$62,275	$(139,233)	$95,337

For the six months ended June 30, 2013	DaVita HealthCare Partners Inc.	Guarantor subsidiaries	Non-Guarantor subsidiaries	Consolidating adjustments	Consolidated total
Patient service revenues	$—	$2,928,355	$1,117,866	$(17,697)	$4,028,524
Less: Provision for uncollectible accounts	—	(101,075)	(41,173)	—	(142,248)

Net patient service revenues	—	2,827,280	1,076,693	(17,697)	3,886,276
HCP capitated revenue	—	663,075	778,126	(2,773)	1,438,428
Other revenues	302,025	767,295	38,840	(731,609)	376,551

Total net revenues	302,025	4,257,650	1,893,659	(752,079)	5,701,255
Operating expenses	192,385	3,908,364	1,663,704	(752,079)	5,012,374

Operating income	109,640	349,286	229,955	—	688,881
Debt expense	(212,668)	(190,315)	(21,970)	211,040	(213,913)
Other income (expense)	201,168	9,681	(585)	(211,040)	(776)
Income tax expense	34,055	94,517	15,764	—	144,336
Equity earnings in subsidiaries	220,455	127,482	—	(347,937)	—

Income from continuing operations	284,540	201,617	191,636	(347,937)	329,856
Discontinued operations	—	—	13,236	—	13,236

Net income	284,540	201,617	204,872	(347,937)	343,092
Less: Net income attributable to noncontrolling interests	—	—	—	(58,552)	(58,552)

Net income attributable to DaVita HealthCare Partners Inc.	$284,540	$201,617	$204,872	$(406,489)	$284,540

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

For the six months ended June 30, 2012	DaVita HealthCare Partners Inc.	Guarantor subsidiaries	Non-Guarantor subsidiaries	Consolidating adjustments	Consolidated total
Patient service revenues	$—	$2,673,145	$931,659	$(25,559)	$3,579,245
Less: Provision for uncollectible accounts	—	(46,964)	(60,482)	—	(107,446)

Net patient service revenues	—	2,626,181	871,177	(25,559)	3,471,799
Other revenues	251,010	310,434	12,122	(282,826)	290,740

Total net revenues	251,010	2,936,615	883,299	(308,385)	3,762,539
Operating expenses	186,167	2,586,765	729,849	(308,385)	3,194,396

Operating income	64,843	349,850	153,450	—	568,143
Debt expense	(123,868)	(101,841)	(13,008)	116,627	(122,090)
Other income	116,540	1,325	641	(116,627)	1,879
Income tax expense (benefit)	23,524	144,793	(5,021)	—	163,296
Equity earnings in subsidiaries	201,466	96,934	—	(298,400)	—

Income from continuing operations	235,457	201,475	146,104	(298,400)	284,636
Discontinued operations	—	—	251	—	251

Net income	235,457	201,475	146,355	(298,400)	284,887
Less: Net income attributable to noncontrolling interests	—	—	—	(49,430)	(49,430)

Net income attributable to DaVita HealthCare Partners Inc.	$235,457	$201,475	$146,355	$(347,830)	$235,457

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

Condensed Consolidating Statements of Comprehensive Income

For the three months ended June 30, 2013	DaVita HealthCare Partners Inc.	Guarantor subsidiaries	Non-Guarantor subsidiaries	Consolidating adjustments	Consolidated total
Net income	$254,376	$195,455	$90,387	$(256,860)	$283,358
Other comprehensive income	13,407	—	—	—	13,407

Total comprehensive income	267,783	195,455	90,387	(256,860)	296,765
Less: comprehensive income attributable to the noncontrolling interests	—	—	—	(28,982)	(28,982)

Comprehensive income attributable to DaVita HealthCare Partners Inc.	$267,783	$195,455	$90,387	$(285,842)	$267,783

For the three months ended June 30, 2012
Net income	$95,337	$76,958	$62,275	$(114,566)	$120,004
Other comprehensive loss	(609)	—	—	—	(609)

Total comprehensive income	94,728	76,958	62,275	(114,566)	119,395
Less: comprehensive income attributable to the noncontrolling interests	—	—	—	(24,667)	(24,667)

Comprehensive income attributable to DaVita HealthCare Partners Inc.	$94,728	$76,958	$62,275	$(139,233)	$94,728

For the six months ended June 30, 2013
Net income	$284,540	$201,617	$204,872	$(347,937)	$343,092
Other comprehensive income	11,963	—	—	—	11,963

Total comprehensive income	296,503	201,617	204,872	(347,937)	355,055
Less: comprehensive income attributable to the noncontrolling interests	—	—	—	(58,552)	(58,552)

Comprehensive income attributable to DaVita HealthCare Partners Inc.	$296,503	$201,617	$204,872	$(406,489)	$296,503

For the six months ended June 30, 2012
Net income	$235,457	$201,475	$146,355	$(298,400)	$284,887
Other comprehensive income	102	—	—	—	102

Total comprehensive income	235,559	201,475	146,355	(298,400)	284,989
Less: comprehensive income attributable to the noncontrolling interests	—	—	—	(49,430)	(49,430)

Comprehensive income attributable to DaVita HealthCare Partners Inc.	$235,559	$201,475	$146,355	$(347,830)	$235,559

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

Condensed Consolidating Balance Sheets

As of June 30, 2013	DaVita HealthCare Partners Inc.	Guarantor subsidiaries	Non-Guarantor subsidiaries	Consolidating adjustments	Consolidated total
Cash and cash equivalents	$291,231	$123,755	$202,918	$—	$617,904
Accounts receivable, net	—	927,601	517,498	—	1,445,099
Other current assets	21,204	963,213	84,414	—	1,068,831

Total current assets	312,435	2,014,569	804,830	—	3,131,834
Property and equipment, net	158,100	1,279,694	553,169	—	1,990,963
Amortizable intangibles, net	87,249	1,936,018	53,666	—	2,076,933
Investments in subsidiaries	7,968,640	1,372,914	—	(9,341,554)	—
Intercompany receivables	4,285,259	—	468,227	(4,753,486)	—
Other long-term assets and investments	81,492	48,667	69,031	—	199,190
Goodwill	—	7,786,248	1,270,341	—	9,056,589

Total assets	$12,893,175	$14,438,110	$3,219,264	$(14,095,040)	$16,455,509

Current liabilities	$331,733	$1,546,485	$336,670	$—	$2,214,888
Intercompany payables	—	3,823,285	930,201	(4,753,486)	—
Long-term debt and other long-term liabilities	8,071,977	1,099,700	186,161	—	9,357,838
Noncontrolling interests subject to put provisions	364,584	—	—	235,915	600,499
Total DaVita HealthCare Partners Inc. shareholders’ equity	4,124,881	7,968,640	1,372,914	(9,341,554)	4,124,881
Noncontrolling interests not subject to put provisions	—	—	393,318	(235,915)	157,403

Total equity	4,124,881	7,968,640	1,766,232	(9,577,469)	4,282,284

Total liabilities and equity	$12,893,175	$14,438,110	$3,219,264	$(14,095,040)	$16,455,509

As of December 31, 2012
Cash and cash equivalents	$195,037	$166,107	$172,604	$—	$533,748
Accounts receivable, net	—	966,854	457,449	—	1,424,303
Other current assets	13,928	775,595	134,220	—	923,743

Total current assets	208,965	1,908,556	764,273	—	2,881,794
Property and equipment, net	143,684	1,237,166	491,520	—	1,872,370
Amortizable intangibles, net	96,472	1,995,372	36,274	—	2,128,118
Investments in subsidiaries	7,444,676	1,337,414	—	(8,782,090)	—
Intercompany receivables	4,866,059	—	423,626	(5,289,685)	—
Other long-term assets and investments	52,787	67,000	54,558	—	174,345
Goodwill	—	7,705,119	1,242,617	—	8,947,736

Total assets	$12,812,643	$14,250,627	$3,012,868	$(14,071,775)	$16,004,363

Current liabilities	$357,476	$1,274,305	$379,393	$—	$2,011,174
Intercompany payables	—	4,593,709	695,976	(5,289,685)	—
Long-term debt and other long-term liabilities	8,326,266	993,331	175,975	—	9,495,572
Noncontrolling interests subject to put provisions	365,764	—	—	214,928	580,692
Total DaVita HealthCare Partners Inc. shareholders’ equity	3,763,137	7,389,282	1,392,808	(8,782,090)	3,763,137
Noncontrolling interests not subject to put provisions	—	—	368,716	(214,928)	153,788

Total equity	3,763,137	7,389,282	1,761,524	(8,997,018)	3,916,925

Total liabilities and equity	$12,812,643	$14,250,627	$3,012,868	$(14,071,775)	$16,004,363

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

Condensed Consolidating Statements of Cash Flows

For the six months ended June 30, 2013	DaVita HealthCare Partners Inc.	Guarantor subsidiaries	Non-Guarantor subsidiaries	Consolidating adjustments	Consolidated total
Cash flows from operating activities:
Net income	$284,540	$201,617	$204,872	$(347,937)	$343,092
Changes in operating assets and liabilities and non-cash items included in net income	(271,776)	288,254	(21,481)	347,937	342,934

Net cash provided by operating activities	12,764	489,871	183,391	—	686,026

Cash flows from investing activities:
Additions of property and equipment, net	(24,213)	(131,671)	(102,512)	—	(258,396)
Acquisitions	—	(119,818)	(32,294)	—	(152,112)
Proceeds from asset and business sales	60,650	3,713	—	—	64,363
Purchases/proceeds from investment sales and other items	(2,201)	359	100	—	(1,742)

Net cash provided by (used in) investing activities	34,236	(247,417)	(134,706)	—	(347,887)

Cash flows from financing activities:
Long-term debt and related financing costs, net	(238,400)	(5,496)	(7,472)	—	(251,368)
Intercompany borrowing	250,330	(284,739)	34,409	—	—
Other items	37,264	5,429	(45,074)	—	(2,381)

Net cash provided by (used in) financing activities	49,194	(284,806)	(18,137)	—	(253,749)

Effect of exchange rate changes on cash	—	—	(234)	—	(234)

Net increase (decrease) in cash and cash equivalents	96,194	(42,352)	30,314	—	84,156
Cash and cash equivalents at beginning of period	195,037	166,107	172,604	—	533,748

Cash and cash equivalents at end of period	$291,231	$123,755	$202,918	$—	$617,904

For the six months ended June 30, 2012
Cash flows from operating activities:
Net income	$235,457	$201,475	$146,355	$(298,400)	$284,887
Changes in operating assets and liabilities and non-cash items included in net income	(221,263)	128,076	43,879	298,400	249,092

Net cash provided by operating activities	14,194	329,551	190,234	—	533,979

Cash flows from investing activities:
Additions of property and equipment, net	(37,895)	(131,243)	(81,370)	—	(250,508)
Acquisitions	—	(305,546)	(41,228)	—	(346,774)
Proceeds from asset sales	—	2,023	—	—	2,023
Purchases of investments and other items	3,721	4,327	—	—	8,048

Net cash used in investing activities	(34,174)	(430,439)	(122,598)	—	(587,211)

Cash flows from financing activities:
Long-term debt and related financing costs, net	(37,756)	(9,774)	10,422	—	(37,108)
Intercompany borrowing	(79,810)	120,320	(40,510)	—	—
Other items	19,693	(9,658)	(39,894)	—	(29,859)

Net cash (used in) provided by financing activities	(97,873)	100,888	(69,982)	—	(66,967)

Effect of exchange rate changes on cash	—	—	(108)	—	(108)

Net decrease in cash and cash equivalents	(117,853)	—	(2,454)	—	(120,307)
Cash and cash equivalents at beginning of period	365,276	—	28,476	—	393,752

Cash and cash equivalents at end of period	$247,423	$—	$26,022	$—	$273,445

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking statements within the meaning of the federal securities laws. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. All statements that do not concern historical facts are forward-looking statements and include, among other things, statements about our expectations, beliefs, intentions and/or strategies for the future. These forward-looking statements include statements regarding our future operations, financial condition and prospects, expectations for treatment growth rates, revenue per treatment, expense growth, levels of the provision for uncollectible accounts receivable, operating income, cash flow, operating cash flow, estimated tax rates, capital expenditures, the development of new dialysis centers and dialysis center acquisitions, government and commercial payment rates, revenue estimating risk and the impact of our level of indebtedness on our financial performance, including earnings per share, and incorporation of HCP’s operating results into the Company’s consolidated operating results. These statements involve substantial known and unknown risks and uncertainties that could cause our actual results to differ materially from those described in the forward-looking statements, including but not limited to, risks resulting from the concentration of profits generated by the continued downward pressure on average realized payment rates from, and a reduction in the number of patients under, higher-paying commercial payor plans, which may result in the loss of revenues or patients, a reduction in government payment rates under the Medicare ESRD program or other government-based programs, the impact of health care reform legislation that was enacted in the U.S. in March 2010, the impact of the Center for Medicare and Medicaid Services (CMS) 2014 Medicare Advantage benchmark structure, the impact of the American Taxpayer Relief Act, the impact of the sequester that went into effect on April 1, 2013, changes in pharmaceutical or anemia management practice patterns, payment policies, or pharmaceutical pricing, legal compliance risks, including our continued compliance with complex government regulations and current or potential investigations by various government entities and related government or private-party proceedings, including risks relating to the resolution of the 2010 and 2011 U.S. Attorney Physician Relationship Investigations, continued increased competition from large and medium-sized dialysis providers that compete directly with us, our ability to maintain contracts with physician medical directors, changing affiliation models for physicians, and the emergence of new models of care introduced by the government or private sector that may erode our patient base and reimbursement rates such as accountable care organizations (ACOs), independent practice associations (IPAs) and integrated delivery systems, or to businesses outside of dialysis and HCP’s business, our ability to complete any acquisitions, mergers or dispositions that we might be considering or announce, or to integrate and successfully operate any business we may acquire or have acquired, including HCP, or to expand our operations and services to markets outside the U.S., variability of our cash flows, risks arising from the use of accounting estimates, judgments and interpretations in our financial statements, loss of key HCP employees, potential disruption from the HCP transaction making it more difficult to maintain business and operational relationships with customers, partners, associated physicians and physician groups, hospitals and others, the risk that laws regulating the corporate practice of medicine could restrict the manner in which HCP conducts its business, the fact that HCP faces certain competitive threats that could reduce its profitability, the risk that the cost of providing services under HCP’s agreements may exceed our compensation, the risk that reductions in reimbursement rates, including Medicare Advantage rates, and future regulations may negatively impact HCP’s business, revenue and profitability, the risk that HCP may not be able to successfully establish a presence in new geographic regions or successfully address competitive threats that could reduce its profitability, the risk that a disruption in HCP’s healthcare provider networks could have an adverse effect on HCP’s operations and profitability, the risk that reductions in the quality ratings of health maintenance organization plan customers of HCP could have an adverse effect on HCP’s business, or the risk that health plans that acquire health maintenance organizations may not be willing to contract with HCP or may be willing to contract only on less favorable terms, and the other risk factors set forth in Part II, Item 1A. of this Quarterly Report on Form 10-Q. We base our forward-looking statements on information currently available to us, and we undertake no obligation to update or revise any forward-looking statements, whether as a result of changes in underlying factors, new information, future events or otherwise.

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

Following is a summary of our consolidated operating results for the second quarter of 2013 compared with the prior sequential quarter and the same quarter of 2012, as well as the six months ended June 30, 2013 compared to the same period in 2012, for reference in the discussion that follows. The operating results of HCP are included in our operating results effective November 1, 2012.

	Three months ended								Six months ended
	June 30, 2013			March 31, 2013			June 30, 2012		June 30, 2013			June 30, 2012
	(dollar amounts rounded to nearest million)
Net revenues:
Patient service revenues	$2,048			$1,980			$1,813		$4,028			$3,579
Less: Provision for uncollectible accounts	(72)			(70)			(54)		(142)			(107)

Net patient service revenues	1,976			1,910			1,759		3,886			3,472
HCP capitated revenues	693			746			—		1,438			—
Other revenues	203			174			154		377			291

Total consolidated net revenues	2,872	100%		2,830	100%		1,913	100%	5,701	100%		3,763	100%

Operating expenses and charges:
Patient care costs	2,015	70%		1,961	69%		1,300	68%	3,975	70%		2,549	68%
General and administrative	268	10%		284	10%		213	11%	553	10%		418	11%
Depreciation and amortization	131	4%		126	4%		77	4%	256	4%		153	4%
Provision for uncollectible accounts	1	—		1	—		1	—	2	—		2	—
Equity investment income	(8)	—		(9)	—		(3)	—	(17)	—		(5)	—
Loss contingency reserve and other legal settlement expenses	—	—		300	11%		78	4%	300	5%		78	2%
Contingent earn-out obligation adjustment	(57)	(2%)		—	—		—	—	(57)	(1%)		—	—

Total operating expenses and charges	2,350	82	%(1)	2,663	94	%(1)	1,666	87%	5,012	88	%(1)	3,195	85%

Operating income	$522	18%		$167	6%		$247	13%	$689	12%		$568	15%

The following table summarizes consolidated net revenues for our U.S. dialysis and related lab services segment, HCP and our other ancillary services and strategic initiatives:

	Three months ended			Six months ended
	June 30, 2013	March 31, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(dollar amounts rounded to nearest million)
Net revenues:
U.S. dialysis and related lab services patient service revenues	$1,988	$1,916	$1,813	$3,905	$3,580
Less: Provision for uncollectible accounts	(69)	(67)	(54)	(137)	(107)

U.S. dialysis and related lab services net patient service revenues	$1,919	$1,849	$1,759	$3,768	$3,473
Other revenues	3	3	3	6	6

Total net U.S. dialysis and related lab services revenues	1,922	1,852	1,762	3,774	3,479

HCP capitated revenues	693	746	—	1,439	—
HCP net patient service revenues (less provision for uncollectible accounts)	49	54	—	103	—
Other revenues	19	4	—	23	—

Total net HCP revenues	761	804	—	1,565	—

Other—Ancillary services and strategic initiatives revenues	184	169	153	353	289
Other—Ancillary services and strategic initiatives net patient service revenues	16	15	5	31	8

Total net other-ancillary services and strategic initiatives revenues	200	184	158	384	297

Total net segment revenues	2,883	2,840	1,920	5,723	3,776
Elimination of intersegment revenues	(11)	(10)	(7)	(22)	(13)

Consolidated net revenues	$2,872	$2,830	$1,913	$5,701	$3,763

The following table summarizes consolidated operating income and adjusted consolidated operating income:

	Three months ended			Six months ended
	June 30, 2013	March 31, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(dollar amounts rounded to nearest million)
U.S. dialysis and related lab services	$404	$87	$291	$491	$650
HCP services	81	108	—	190	—
Other—Ancillary services and strategic initiatives loss	(7)	(15)	(21)	(22)	(39)

Total segment operating income	478	180	270	659	611
Reconciling items:
Contingent earn-out obligation adjustment	57	—	—	57	—
Corporate support costs	(13)	(13)	(13)	(27)	(27)
Transaction expenses	—	—	(10)	—	(16)

Consolidated operating income	522	167	247	689	568
Reconciliation of non-GAAP measure:
Add:
Contingent earn-out obligation adjustment	(57)	—	—	(57)	—
Loss contingency reserve and other legal settlement expenses	—	300	78	300	78
Transaction expenses	—	—	10	—	16

Adjusted consolidated operating income(1)	$465	$467	$335	$932	$662

(1)

For the three months and six months ended June 30, 2013, we have excluded $57 million related to a decrease in HCP’s contingent earn-out obligation. For the three months ended March 31, 2013 and for the six months ended June 30, 2013, we have excluded $300 million of expenses related to an estimated loss contingency reserve. For the three and six months ended June 30, 2012, we have excluded $78 million of expenses related to a legal settlement and we have also excluded $10 million and $16 million, respectively, of transaction expenses associated with the acquisition of HCP from operating expenses and operating income. These are non-GAAP measures and are not intended as substitutes for the GAAP equivalent measures. We have presented these adjusted amounts because management believes that these presentations enhance a user’s understanding of our normal consolidated operating income by excluding an unusual adjustment of $57 million for a decrease in HCP’s contingent earn-out obligation, an estimated $300 million loss contingency reserve related to the 2010 and 2011 U.S. Attorney Physician Relationship Investigations (see note 7 to the condensed consolidated financial statements), $78 million of expenses relating to a legal settlement we reached in the second quarter of 2012 with the U.S. District Court in the Eastern District of Texas to resolve federal program claims regarding erythropoietin (EPO) that were or could have been raised in the complaint relating to historical EPO practices dating back to 1997, and an unusual amount of transaction expenses totaling $10 million and $16 million in the respective periods that resulted from the acquisition of HCP. We therefore consider these adjusted consolidated operating income amounts meaningful and comparable to our prior period results.

Consolidated net revenues

Consolidated net revenues for the second quarter of 2013 increased by approximately $42 million, or approximately 1.5%, as compared to the first quarter of 2013. The increase in consolidated net revenues was primarily due to an increase of approximately $70 million associated with the dialysis and related lab services net revenues, principally due to strong volume growth from additional treatments from non-acquired growth and acquisitions. In addition, the ancillary services and strategic initiatives net revenues increased by approximately $16 million. HCP’s net revenues decreased by approximately $43 million primarily due to both a seasonal decline in the average premiums for senior capitated members and from a decrease in Medicare reimbursements due to sequestration that went into effect on April 1, 2013.

Consolidated net revenues for the second quarter of 2013 increased by approximately $959 million, or approximately 50.1%, as compared to the second quarter of 2012. The increase in consolidated net revenues was primarily due to the acquisition of HCP which generated approximately $761 million in net revenues during the second quarter of 2013, an increase of $160 million in the dialysis and related lab services net revenues, primarily due to strong volume growth from additional treatments from non-acquired treatment growth in existing and new centers and growth through acquisitions, and an increase in our average dialysis revenue per treatment of approximately $6. In addition, the increase in consolidated net revenues was also due to an increase of approximately $42 million in our ancillary services and strategic initiatives, primarily from growth in our pharmacy services and in our international operations.

Consolidated net revenues for the six months ended June 30, 2013 increased by approximately $1,938 million, or approximately 51.5%, as compared to the same period in 2012. The increase in consolidated net revenues was primarily due to the acquisition of HCP which generated approximately $1,565 million in net revenues, an increase of $295 million in the dialysis and related lab services net revenues, primarily due to strong volume growth from additional treatments from non-acquired treatment growth in existing and new centers, and growth through acquisitions, partially offset by one and a half fewer treatment days during the six months ended June 30, 2013 and an increase in our average dialysis revenue per treatment of approximately $7. In addition, the increase in consolidated net revenues was also due to an increase of approximately $87 million in our ancillary services and strategic initiatives, primarily from growth in our pharmacy services and in our international operations.

Consolidated operating income

Consolidated operating income for the second quarter of 2013 increased by approximately $355 million, or approximately 212.6%, as compared to the first quarter of 2013, including the contingent earn-out obligation adjustment of $57 million in the second quarter of 2013 and the estimated loss contingency reserve of $300 million in the first quarter of 2013. Excluding these items from their respective periods, adjusted consolidated operating income would have decreased by $2 million. The decrease in the adjusted consolidated operating income was primarily due to a decrease in HCP’s net revenues as described above and a decrease of approximately $1 in the average dialysis revenue per treatment primarily due to sequestration, partially offset by an increase in our commercial mix, as well as an increase in our professional fees and benefit costs. Adjusted consolidated operating income was positively impacted by strong volume growth in the number of treatments, which includes one and a half additional treatment days during the second quarter of 2013 as compared to the first quarter of 2013, an overall decrease in pharmaceutical costs, mainly from a decline in the intensities of physician-prescribed pharmaceuticals, a decrease in payroll taxes, improvements in productivity and improved operating performance of certain ancillary services and strategic initiatives, primarily our pharmacy services.

Consolidated operating income for the second quarter of 2013 increased by approximately $275 million, or approximately 111.3%, as compared to the second quarter of 2012 including the contingent earn-out obligation adjustment of $57 million in the second quarter of 2013 and the legal settlement expenses of $78 million and the transaction expenses of $10 million in the second quarter of 2012 associated with the acquisition of HCP. Excluding these items from their respective periods, adjusted consolidated operating income would have increased by $130 million. The increase in adjusted operating income was primarily due to the acquisition of

HCP, which generated $81 million in operating income, an increase of approximately $6 in our average dialysis revenue per treatment, strong volume growth in the number of treatments and an overall decrease in pharmaceutical costs, mainly from a decline in the intensities of physician-prescribed pharmaceuticals. In addition, adjusted consolidated operating income also increased as a result of improved operating performance of certain ancillary services and strategic initiatives, primarily our pharmacy services and our international operations. Adjusted consolidated operating income was negatively impacted by higher labor costs and related payroll taxes, an increase in professional fees for compliance matters and information technology initiatives, higher long-term incentive compensation and a decline in productivity.

Consolidated operating income for the six months ended June 30, 2013 increased by approximately $121 million, or approximately 21.3%, as compared to the same period in 2012 including the contingent earn-out obligation adjustment of $57 million in the first six months of 2013, the estimated loss contingency reserve of $300 million in the first six months of 2013 and including the legal settlement expenses of $78 million and transaction expenses of $16 million in the first six months of 2012 associated with the acquisition of HCP. Excluding these items from their respective periods, adjusted consolidated operating income would have increased by $270 million. The increase in adjusted operating income was primarily due to the acquisition of HCP, which generated $190 million in operating income, an increase of approximately $7 in our average dialysis revenue per treatment, strong volume growth in the number of treatments, an overall decrease in pharmaceutical costs, mainly from a decline in the intensities of physician-prescribed pharmaceuticals and lower professional fees for legal and compliance matters. In addition, adjusted consolidated operating income also increased as a result of improved operating performance of certain ancillary services and strategic initiatives, primarily our pharmacy services and our international operations. Adjusted consolidated operating income was negatively impacted by one and a half fewer treatment days during the six months ended June 30, 2013, higher labor costs and related payroll taxes, higher long-term incentive compensation, an increase in benefit costs and a decline in productivity.

U.S. dialysis and related lab services business

Results of operations

	Three months ended			Six months ended
	June 30, 2013	March 31, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(dollar amounts rounded to nearest million, except per treatment data)
Net revenues:
Dialysis and related lab services patient service revenues	$1,988	$1,916	$1,813	$3,905	$3,580
Less: Provision for uncollectible accounts	(69)	(67)	(54)	(137)	(107)

Dialysis and related lab services net patient service revenues	$1,919	$1,849	$1,759	$3,768	$3,473
Other revenues	3	3	3	6	6

Total net dialysis and related lab services revenues	$1,922	$1,852	$1,762	$3,774	$3,479

Operating expenses and charges:
Patient care costs	1,265	1,216	1,166	2,481	2,294
General and administrative	167	167	154	334	313
Depreciation and amortization	89	85	76	174	149
Loss contingency reserve and other legal settlement expenses	—	300	78	300	78
Equity investment income	(3)	(3)	(3)	(6)	(5)

Total operating expenses and charges	1,518	1,765	1,471	3,283	2,829

Operating income	$404	$87	$291	$491	$650

Dialysis treatments	5,867,973	5,628,799	5,451,901	11,496,772	10,766,176
Average dialysis treatments per treatment day	75,230	73,579	69,896	74,413	69,014
Average dialysis and related lab services revenue per treatment	$339	$340	$333	$340	$333

Net revenues

Dialysis and related lab services’ net revenues for the second quarter of 2013 increased by approximately $70 million, or approximately 3.8%, as compared to the first quarter of 2013. The increase in dialysis and related lab services’ net revenues was due to an increase in the number of treatments as a result of strong non-acquired treatment growth in existing and new centers and growth through acquisitions, as well as one and a half additional treatment days in the second quarter of 2013 as compared to the first quarter of 2013. However, the dialysis and related lab services’ net revenues were negatively impacted by a decline in the average dialysis revenue per treatment of approximately $1 due to lower Medicare reimbursements as a result of sequestration that went into effect on April 1, 2013, partially offset by an increase in our commercial mix.

Dialysis and related lab services’ net revenues for the second quarter of 2013 increased by approximately $160 million, or approximately 9.1%, as compared to the second quarter of 2012. The increase in net revenues in the second quarter of 2013 was principally due to strong volume growth from additional treatments. Dialysis and related services’ net revenues also increased as a result of an increase in the average dialysis revenue per treatment of approximately $6. The increase in the number of treatments was primarily attributable to strong non-acquired treatment growth at existing and new centers and growth through acquisitions. The increase in the average dialysis revenue per treatment was primarily due to an increase in our Medicare reimbursements, net of the impact of sequestration, and an increase in our average commercial payment rates, partially offset by a decline in the intensities of physician-prescribed pharmaceuticals.

Dialysis and related lab services’ net revenues for the six months ended June 30, 2013 increased by approximately $295 million, or approximately 8.5%, as compared to the same period in 2012. The increase in net revenues during the six months ended June 30, 2013 was principally due to strong volume growth from additional treatments, even with one and a half fewer treatment days during the six months ended June 30, 2013 as compared to the same period in 2012. Dialysis and related services’ net revenues also increased as a result of an increase in the average dialysis revenue per treatment of approximately $7. The increase in the number of treatments was primarily attributable to non-acquired treatment growth at existing and new centers and growth through acquisitions. The increase in the average dialysis revenue per treatment was primarily due to an increase in our Medicare reimbursements, net of the impact of sequestration, and an increase in our average commercial payment rates, partially offset by a slight decline in our commercial mix and a decline in the intensities of physician-prescribed pharmaceuticals.

Under the American Taxpayer Relief Act of 2012, sequestration became effective on April 1, 2013, and as a result, our dialysis Medicare reimbursements were reduced by 2% effective at that time which represents a reduction of approximately $20 million per quarter.

On July 1, 2013, the Center for Medicare and Medicaid Services (CMS) announced its proposed update to the ESRD prospective payment system (PPS) for the year 2014. The overall impact of the proposed changes is projected to be a 9.4% net decrease in ESRD payments in 2014.

Operating expenses and charges

Patient care costs. Dialysis and related lab services’ patient care costs of approximately $216 per treatment for the second quarter of 2013 were flat as compared to the first quarter of 2013. Patient care costs per treatment were impacted by higher labor and benefit costs and an increase in other operating expenses associated with our dialysis center, primarily offset by a decrease in payroll taxes and improvements in productivity, and lower pharmaceutical costs mainly from a decline in intensities of physician-prescribed pharmaceuticals.

Dialysis and related lab services’ patient care costs on a per treatment basis for the second quarter of 2013 increased by approximately $2 as compared to the second quarter of 2012. The increase was primarily attributable to higher labor costs, a decline in productivity, an increase in medical supply costs and an increase in our other direct operating expenses associated with our dialysis centers, partially offset by lower pharmaceutical costs mainly from a decline in the intensities of physician-prescribed pharmaceuticals.

Dialysis and related lab services’ patient care costs on a per treatment basis for the six months ended June 30, 2013 increased by approximately $3 as compared to the same period in 2012. The increase was primarily attributable to higher labor and benefit costs, a decline in productivity, an increase in medical supply costs and an increase in our other direct operating expenses associated with our dialysis centers, partially offset by lower pharmaceutical costs mainly from a decline in the intensities of physician-prescribed pharmaceuticals.

General and administrative expenses. Dialysis and related lab services’ general and administrative expenses of approximately $167 million were flat in the second quarter of 2013 as compared to the first quarter of 2013.

Dialysis and related lab services’ general and administrative expenses for the second quarter of 2013 increased by approximately $13 million as compared to the second quarter of 2012. The increase was primarily due to higher labor costs and related payroll taxes, higher long-term incentive compensation, an increase in benefit costs and an increase in professional fees for compliance matters and information technology initiatives.

Dialysis and related lab services’ general and administrative expenses for the six months ended June 30, 2013 increased by approximately $21 million as compared to the same period in 2012. The increase was primarily due to higher labor costs and related payroll taxes, higher long-term incentive compensation, an increase in benefit costs and an increase in professional fees for information technology initiatives, partially offset by lower professional fees in conjunction with legal and compliance matters.

Depreciation and amortization. Depreciation and amortization for dialysis and related lab services was approximately $89 million for the second quarter of 2013, $85 million for the first quarter of 2013 and $76 million for the second quarter of 2012. The increases in depreciation and amortization in the second quarter of 2013, as compared to both the first quarter of 2013 and the second quarter of 2012, was primarily due to growth in newly developed centers and from acquired centers. In addition, the increase in depreciation and amortization in the second quarter of 2013 compared to the second quarter of 2012 was also due to additional depreciation expense associated with the opening of our new corporate headquarters in August 2012.

Depreciation and amortization for dialysis and related lab services was approximately $174 million for the six months ended June 30, 2013, as compared to $149 million for the same period in 2012. The increase was primarily due to the same factors, as described above.

Provision for uncollectible accounts. The provision for uncollectible accounts receivable for dialysis and related lab services was 3.5% for the second quarter of 2013, 3.5% for the first quarter of 2013, and 3.0% for the second quarter of 2012. We continue to experience higher non-covered Medicare write-offs that result in additional write-offs. We assess our level of the provision for uncollectible accounts based upon our historical cash collection experience and trends, and have and will continue to adjust the provision as necessary as a result of changes in our cash collections.

Loss contingency reserve and other legal settlement expenses. We are engaged in good faith discussions with the attorneys from the United States Attorney’s Office for the District of Colorado, the Civil Division of the United States Department of Justice and the Office of the Inspector General in an effort to find a mutually acceptable resolution to the 2010 and 2011 U.S. Attorney Physician Relationship Investigations. Discussions have advanced to a point where we believed it was appropriate to accrue an estimated loss contingency reserve of $300 million in the first quarter of 2013 in connection with an offer to settle the related civil, administrative and criminal matters. However, the discussions are ongoing, and until concluded, there can be no certainty about the timing or likelihood of a definitive resolution or the scope of any potential restrictions or impact on future operations that may be agreed upon in connection with a settlement. As these discussions proceed, and additional information becomes available to us, the amount of the estimated loss contingency reserve may need to be increased or decreased to reflect this new information.

In the second quarter of 2012, we reached an agreement to settle all allegations relating to claims arising out of the previously disclosed litigation filed in 2002 in the U.S. district Court in the Eastern District of Texas. In connection with this settlement we incurred costs and expenses of $78 million in the second quarter of 2012 that consisted of $55 million for the settlement plus attorney fees and other related expenses. The settlement resolved federal program claims regarding EPO that were or could have been raised in the complaint relating to historical EPO practices dating back to 1997.

Equity investment income. Equity investment income was approximately $2.8 million for the second quarter of 2013, as compared to $3.3 million for the first quarter of 2013 and $2.6 million for the second quarter of 2012. The decrease in equity income in the second quarter of 2013, as compared to the first quarter of 2013 was primarily due to unfavorable revenue adjustments that occurred in the second quarter of 2013. Equity investment income in the second quarter of 2013 was relatively flat as compared to the second quarter of 2012.

Segment operating income

Dialysis and related lab services’ operating income for the second quarter of 2013 increased by approximately $317 million, or approximately 364.4%, as compared to the first quarter of 2013, including the estimated loss contingency reserve of $300 million in the first quarter of 2013, as discussed above. Excluding this item from the first quarter of 2013, the dialysis and related lab services adjusted operating income would have increased by approximately $17 million. The increase in adjusted operating income was primarily due to an increase in treatments from strong non-acquired volume growth and one and a half additional treatment days in the second quarter of 2013 as compared to the first quarter of 2013, lower payroll taxes, improvements in productivity, a decrease in the overall costs of pharmaceuticals due to a decline in the intensity of physician-prescribed pharmaceuticals and lower consulting fees, partially offset by a higher labor and benefit costs, a decrease in the average dialysis revenue per treatment of approximately $1 and an increase in professional fees for legal and compliance matters.

Dialysis and related lab services’ operating income for the second quarter of 2013 increased by approximately $113 million, or approximately 38.8%, as compared to the second quarter of 2012 including the legal settlement expenses of $78 million in the second quarter of 2012. Excluding this item, the dialysis and related lab services adjusted operating income would have increased by approximately $35 million. The increase in adjusted operating income was primarily attributable to strong volume growth in revenues from additional treatments as a result of non-acquired treatment growth and growth through acquisitions. Dialysis and related lab services’ operating income also increased as a result of an increase in the average dialysis revenue per treatment of approximately $6, as described above, a decrease in the overall costs of pharmaceuticals due to a decline in the intensity of physician-prescribed pharmaceuticals. However, dialysis and related lab services operating income was negatively impacted by higher labor costs and related payroll taxes, an increase in professional fees for compliance matters and for information technology initiatives, higher long-term incentive compensation and a decline in productivity.

Dialysis and related lab services’ operating income for the six months ended June 30, 2013 decreased by approximately $159 million, or approximately 24.5%, as compared to the same period in 2012 including the estimated loss contingency reserve of $300 million in the first quarter of 2013 and including the legal settlement expenses of $78 million in the second quarter of 2012. Excluding these items from their respective periods, the dialysis and related lab services adjusted operating income would have increased by approximately $63 million. The increase in adjusted operating income was primarily attributable to strong volume growth in revenues from additional treatments as a result of non-acquired treatment growth and growth through acquisitions, even with one and a half fewer treatment days during the six months ended June 30, 2013 as compared to the same period in 2012. Dialysis and related lab services’ operating income also increased as a result of an increase in the average dialysis revenue per treatment of approximately $7, as described above, lower professional fees for legal and compliance matters, a decrease in overall pharmaceutical costs mainly due to a decline in the intensity of physician-prescribed pharmaceuticals. However, dialysis and related lab services operating income was negatively impacted by higher labor costs and related payroll taxes, an increase in professional fees for information technology initiatives, higher long-term incentive compensation and a decline in productivity.

HCP business

Results of operations

	Three months ended				Six months ended June 30, 2013
	June 30, 2013		March 31, 2013
	(dollar amounts rounded to nearest millions)
Net revenues:
HCP capitated revenue	$693	91%	$746	93%	$1,439	92%

Patient service revenue	52		57		109
Less: Provision for uncollectible accounts	(3)		(3)		(6)

Net patient service revenue	49	6%	54	7%	103	7%

Other revenues	19	3%	4	—	23	1%

Total net revenues	$761	100%	$804	100%	$1,565	100%

Operating expense:
Patient care costs	$590	78%	$595	74%	$1,185	76%
General and administrative expense	56	7%	69	9%	125	8%
Depreciation and amortization	39	5%	38	5%	76	5%
Equity investment income	(5)	(1)%	(6)	(1)%	(11)	(1)%

Total expenses	680	89%	696	87%	1,375	88%

Operating income	$81	11%	$108	13%	$190	12%

Capitated membership information

The following table provides (i) the total number of capitated members to whom HCP provided healthcare services as of June 30, 2013 and March 31, 2013, and (ii) the aggregate member months for the three months ended June 30, 2013 and March 31, 2013 and for the six months ended June 30, 2013. Member months represent the aggregate number of months of healthcare services HCP has provided to capitated members during a period of time:

	Members at		Members months for
	June 30, 2013	March 31, 2013	Three months ended		Six months ended June 30, 2013
			June 30, 2013	March 31, 2013
HCP total capitated membership	733,300	742,000	2,209,000	2,239,400	4,448,400

In addition to the members above, HCP provided healthcare services to members of Magan Medical Group, an unconsolidated joint venture that is accounted for as an equity investment. The Magan Medical Group joint venture provided healthcare services for approximately 46,200 members as of June 30, 2013 and for approximately 141,000 member months for the quarter ended June 30, 2013, and for approximately 284,900 member months for the six months ended June 30, 2013.

The decrease in members and member months was primarily attributable to a decline in commercial members resulting from the state of California discontinuing the Healthy Family program, partially offset by increases in senior and Medicaid membership levels.

Revenues

The following table provides HCP’s revenue by source:

	Three months ended				Six months ended June 30, 2013
	June 30, 2013		March 31, 2013
	(dollar amounts rounded to nearest millions)
HCP revenues:
Commercial revenues	$176	23%	$182	22%	$357	23%
Senior revenues	496	65%	552	69%	1,048	67%
Medicaid revenues	21	3%	12	2%	34	2%

Total capitated revenues	$693	91%	$746	93%	$1,439	92%
Patient service revenue, net of provision for uncollectible accounts	49	6%	54	7%	103	7%
Other revenues	19	3%	4	—%	23	1%

Total net revenues	$761	100%	$804	100%	$1,565	100%

Net revenues

HCP’s net revenue for the second quarter of 2013 decreased by $43 million, as compared to the first quarter of 2013. The decrease in revenue was primarily attributable to a seasonal decline in the average premiums for our senior capitated members, a decrease in Medicare reimbursements due to sequestration that went into effect on April 1, 2013 and a decline in the number of commercial members to whom HCP provides health care services. The revenue decreases are partially offset by a slight increase in the number of senior capitated members and an increase in non-patient care related revenues. HCP’s net revenue will continue to be negatively impacted throughout 2013 by sequestration.

On April 1, 2013, the Center for Medicare and Medicaid Services (CMS) announced its final 2014 Medicare Advantage benchmark rate structure. While these rates were generally improved from the preliminary rates which were announced in February of this year, the rates still represent a significant decline in what HCP will realize as average revenues for its senior capitated members in 2014 relative to 2013 due to recalibration of patient risk coding. We estimate that the final cumulative impact of the 2014 rate structure will represent a reduction of approximately 6% to 9% of HCP’s average revenues it manages on behalf of its senior capitated members. We expect to be able to offset approximately 10% of this rate reduction through contractual pass-throughs to our provider network. Additionally, there is potential that up to half of the remaining rate reductions could be offset through benefit design changes that our health plan partners can make. We expect to offset some of the remaining rate reductions, but are unable to quantify the amount at this time.

Operating expenses

HCP’s patient care costs of approximately $590 million for the second quarter of 2013, decreased by approximately $5 million, or approximately 1%, as compared to the first quarter of 2013, which was consistent with the decline in HCP’s overall member months from the first quarter.

HCP’s general and administrative costs of approximately $56 million for the second quarter of 2013, decreased by approximately $13 million, or approximately 18.8%, as compared to the first quarter of 2013. The decrease in general and administrative expenses was primarily attributable to changes in our estimated accruals related to acquired entities.

HCP’s depreciation and amortization of approximately $39 million for the second quarter of 2013 is primarily based upon the fair value of equipment, leasehold improvements and intangible assets we recognized in the HCP acquisition and increased by approximately $1 million, or 2.6%, as compared to the first quarter of 2013 related to purchases of additional property and equipment.

Segment operating income

HCP’s operating income for the second quarter of 2013 decreased by approximately $27 million, or approximately 25.0%, as compared to the first quarter of 2013. The decrease was primarily attributable to both a seasonal decline in the average premiums for our senior capitated members and from a decrease in Medicare reimbursements due to sequestration that went into effect on April 1, 2013.

Other—Ancillary services and strategic initiatives business

Our other operations include ancillary services and strategic initiatives which are primarily aligned with our core business of providing dialysis services to our network of patients. As of June 30, 2013 these consisted primarily of pharmacy services, disease management services, vascular access services, ESRD clinical research programs, physician services, direct primary care and our international dialysis operations. The ancillary services and strategic initiatives generated approximately $200 million of net revenues in the second quarter of 2013, representing approximately 7% of our consolidated net revenues. We currently expect to continue to invest in our ancillary services and strategic initiatives, including our continued expansion into certain international markets as we work to develop successful new business operations in the U.S. as well as outside the U.S. However, any significant change in market conditions, business performance or in the regulatory environment may impact the economic viability of any of these strategic initiatives. Any unfavorable changes in these strategic initiatives could result in a write-off or an impairment of some or all of our investments, including goodwill and could also result in significant termination costs if we were to exit a particular line of business.

As of June 30, 2013, we provided dialysis and administrative services to a total of 48 outpatient dialysis centers located in ten countries outside of the U.S. The total net revenues generated from our international operations are provided below.

The following table reflects the results of operations for the ancillary services and strategic initiatives:

	Three months ended			Six months ended
	June 30, 2013	March 31, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(dollar amounts rounded to nearest in millions)
U.S. revenues
Net patient service revenues	$3	$4	$2	$6	$4
Other revenues	182	168	152	351	286

Total	185	172	154	357	290
International revenues
Net patient service revenues	13	11	3	24	4
Other revenues	2	1	1	3	3

Total	15	12	4	27	7

Total net revenues	$200	$184	$158	$384	$297

Total operating loss	$(7)	$(15)	$(21)	$(22)	$(39)

Net revenues

The ancillary services and strategic initiatives net revenues for the second quarter of 2013 increased by approximately $16 million or 8.7% as compared to the first quarter of 2013. The increase was primarily from growth in prescriptions dispensed as part of our pharmacy services and to a lesser extent, increased disease management members in Village Health and growth in our international operations, mainly from an acquisition in South America.

The ancillary services and strategic initiatives net revenues for the second quarter of 2013 increased by approximately $42 million, or 26.6%, as compared to the second quarter of 2012. The increase was primarily from growth in prescriptions dispensed as part of our pharmacy services, increased disease management members and Special Needs Plan members in Village Health and an increase in our international operations, mainly from acquisitions in Europe and South America.

The ancillary services and strategic initiatives net revenues for the six months ended June 30, 2013 increased by approximately $87 million, or 29.3%, as compared to the same period in 2012. The increase was primarily from growth in prescriptions dispensed as part of our pharmacy services, increased disease management members and Special Needs Plan members in Village Health and an increase in our international operations, due mainly to acquisitions in Europe.

Operating expenses

Ancillary services and strategic initiatives operating expenses for the second quarter of 2013 increased by approximately $8 million as compared to the first quarter of 2013. The increase in operating expenses was primarily due to an increase in volume in our pharmacy business and an increase in expenses associated with our international dialysis expansion.

Ancillary services and strategic initiatives operating expenses for the second quarter of 2013 increased by approximately $28 million as compared to the second quarter of 2012. The increase in operating expenses was primarily due to an increase in volume in our pharmacy business, an increase in expenses associated with our international dialysis expansion and an increase in labor and benefit costs, partially offset by a decrease in our professional fees in our international operations.

Ancillary services and strategic initiatives operating expenses for the six months ended June 30, 2013 increased by approximately $70 million as compared to the same period in 2012. The increase in operating expenses was primarily due to an increase in volume in our pharmacy business, an increase in expenses associated with our international dialysis expansion and an increase in labor and benefit costs.

Ancillary services and strategic initiatives operating losses

Ancillary services and strategic initiatives operating losses for the second quarter of 2013 decreased by approximately $8 million from the first quarter of 2013. The decrease in operating losses was primarily due to improved operating performance of our pharmacy business related to increased prescriptions dispensed and increased disease management members in Village Health.

Ancillary services and strategic initiatives operating losses for the second quarter of 2013 decreased by approximately $14 million from the second quarter of 2012. The decrease in operating losses was primarily due to improved operating performance of our pharmacy business related to increased prescriptions dispensed, increased disease management members and Special Needs Plan members in Village Health and improved performance in our international operations, mainly related to operations in Europe.

Ancillary services and strategic initiatives operating losses for the six months ended June 30, 2013 decreased by approximately $17 million from the same period in 2012. The decrease in operating losses was primarily due to improved operating performance of our pharmacy business related to increased prescriptions dispensed, increased disease management members and Special Needs Plan members in Village Health and improved performance in our international operations, mainly related to operations in Europe.

Corporate-level charges

Debt expense. Debt expense of $108.1 million increased by approximately $2.3 million in the second quarter of 2013 as compared to the first quarter of 2013. The increase in debt expense in the second quarter of 2013 as compared to the first quarter of 2013 was primarily due to the new swap and cap agreements that were entered into in March 2013 that contain effective higher interest rates as compared to interest rates in effect during the first quarter of 2012. In addition, the increase was also due to an increase in the Term Loan A interest rate margin from 2.50% to 2.75%.

Debt expense in the second quarter of 2013, as compared to the second quarter of 2012, increased by $47.4 million, primarily due to the issuance of our new term loans for $3,000 million under our amended Senior Secured Credit Facilities that we entered into on November 1, 2012. In addition, the increase in debt expense was also due to the issuance of our new senior notes for $1,250 million on August 28, 2012, partially offset by lower average interest rates associated with this new debt.

Our overall weighted average effective interest rate for the second quarter of 2013 was 4.86% compared to 5.27% for the second quarter of 2012 and 4.76% for the first quarter of 2013.

For the six months ended June 30, 2013, debt expense of $213.9 million increased by approximately $91.8 million, as compared to the same period in 2012. The increase was primarily attributable to the same factors that were discussed above for the increase in debt expense for the second quarter of 2013 as compared to the second quarter of 2012.

Contingent earn-out obligation adjustment. As of June 30, 2013, we remeasured the estimated fair value of HCP’s 2013 contingent earn-out obligation at approximately $69 million. This represents a decrease in the obligation’s carrying value of approximately $57 million, which was recorded as operating income in our condensed consolidated statements of income during the second quarter of 2013. This revaluation adjustment was based upon HCP’s operating results for the second quarter of 2013 and expected operating performance for the remainder of the year.

Corporate support costs. Corporate support costs consist primarily of labor, benefits and long-term incentive compensation costs for departments which provide support to all of our operating lines of business and were approximately $13.4 million in the second quarter of 2013, $13.5 million in the first quarter of 2013 and $12.8 million in second quarter of 2012. These expenses are included in our consolidated general and administrative expenses. The increase in corporate support costs in the second quarter of 2013 as compared to the second quarter of 2012 was primarily due to higher labor and benefit costs and an increase in our long-term incentive compensation.

Corporate support costs were approximately $26.9 million for the six months ended June 30, 2013, as compared to $26.7 million for the same period in 2012. The increase was primarily related to additional equity awards.

Transaction expenses. In the second quarter of 2012 and for the six months ended June 30, 2012, we incurred approximately $10 million and $16 million, respectively, of transaction expenses associated with the acquisition of HCP, which are included in our consolidated general and administrative expenses.

Other income. Other income for the second quarter of 2013 was a negative $1.4 million as compared to $0.6 million for the first quarter of 2013 and $0.8 million for the second quarter of 2012. The decrease in other income was primarily related to the sale of certain investments at a loss during the second quarter of 2013.

Noncontrolling interests

Net income attributable to noncontrolling interests was $29.0 million for the second quarter of 2013 as compared to $29.6 million for the first quarter of 2013. Net income attributable to noncontrolling interests in the second quarter of 2013 increased by approximately $4.3 million as compared to the second quarter of 2012. The increase in net income attributable to noncontrolling interest was due to the overall number of joint ventures and an increase in the overall profitability of certain of our dialysis joint ventures.

Accounts receivable

Our U.S. dialysis and related lab services accounts receivable balances at June 30, 2013 and March 31, 2013 were $1,117 million and $1,164 million, respectively, which represented approximately 54 days and 57 days of revenue, respectively, which is net of bad debt provision. The decrease in day sales outstanding (DSO), was primarily the result of improved cash collections from Medicare. Our DSO calculation is based on the current quarter’s average revenues per day. There were no significant changes during the second quarter of 2013 from the first quarter of 2013 in the amount of unreserved accounts receivable over one year old or the amounts pending approval from third-party payors.

Outlook

We are raising our consolidated operating income guidance for 2013 to now be in the range of $1,830 million to $1,930 million. Our previous consolidated operating income guidance for 2013 was in the range of $1,800 million to $1,900 million.

In addition, we are raising our operating income guidance for our dialysis services and related ancillary businesses for 2013 to now be in the range of $1,450 million to $1,500 million. Our previous operating income guidance for our dialysis services and related ancillary businesses for 2013 was in the range of $1,400 million to $1,450 million.

We are also lowering our operating income guidance for HCP for 2013 which is now expected to be in the range of $380 million to $430 million. Our previous operating income guidance for HCP for 2013 was in the range of $400 million to $450 million.

In addition, we have increased the bottom end of our range for our consolidated operating cash flows for 2013 to now be in the range of $1,400 million to $1,500 million. Our previous consolidated operating cash flows guidance for 2013 was in the range of $1,350 million to $1,500 million.

The consolidated and dialysis services and related ancillary businesses operating income guidance amounts and the consolidated cash flow guidance amounts exclude the estimated loss contingency reserve of $300 million. In addition, the consolidated operating income guidance amounts exclude the contingent earn-out obligation adjustment.

These projections and the underlying assumptions involve significant risks and uncertainties, and actual results may vary significantly from these current projections. These risks and uncertainties, among others, include those relating to the concentration of profits generated by the continued downward pressure on average realized payment rates from, and a reduction in the number of patients under, higher-paying commercial payor plans, which may result in the loss of revenues or patients, a reduction in government payment rates under the Medicare ESRD program or other government-based programs, the impact of health care reform legislation that was enacted in the U.S. in March 2010, the impact of the Center for Medicare and Medicaid Services (CMS) 2014 Medicare Advantage benchmark structure, the impact of the American Taxpayer Relief Act, the impact of the sequester that went into effect on April 1, 2013, changes in pharmaceutical or anemia management practice patterns, payment policies, or pharmaceutical pricing, legal compliance risks, including our continued compliance with complex government regulations and current or potential investigations by various government entities and related government or private-party proceedings, including risks relating to the resolution of the 2010 and 2011 U.S. Attorney Physician Relationship Investigations, continued increased competition from large and medium-sized dialysis providers that compete directly with us, our ability to maintain contracts with physician medical directors, changing affiliation models for physicians, and the emergence of new models of care introduced by the government or private sector that may erode our patient base and reimbursement rates such as accountable care organizations (ACOs), independent practice associations (IPAs) and integrated delivery systems, or to businesses outside of dialysis and HCP’s business, our ability to complete any acquisitions, mergers or dispositions that we might be considering or announce, or to integrate and successfully operate any business we may acquire or have acquired, including HCP, or to expand our operations and services to markets outside the U.S., variability of our cash flows, risks arising from the use of accounting estimates, judgments and interpretations in our financial statements, loss of key HCP employees, potential disruption from the HCP transaction making it more difficult to maintain business and operational relationships with customers, partners, associated physicians and physician groups, hospitals and others, the risk that laws regulating the corporate practice of medicine could restrict the manner in which HCP conducts its business, the fact that HCP faces certain competitive threats that could reduce its profitability, the risk that the cost of providing services under HCP’s agreements may exceed our compensation, the risk that reductions in reimbursement rates, including Medicare Advantage rates, and future regulations may negatively impact HCP’s business, revenue and profitability, the risk that HCP may not be able to successfully establish a presence in new geographic regions or successfully address competitive threats that could reduce its profitability, the risk that a disruption in HCP’s healthcare provider networks could have an adverse effect on HCP’s operations and profitability, the risk that reductions in the quality ratings of health maintenance organization plan customers of HCP could have an adverse effect on HCP’s business, or the risk that health plans that acquire health maintenance organizations may not be willing to contract with HCP or may be willing to contract only on less favorable terms. See “Risk Factors” in Part II, Item 1A. of this Quarterly Report on Form 10-Q and the cautionary language contained in the forward-looking statements and associated risks as discussed under “Forward-looking statements” on page 37 for more information about these and other potential risk factors. We undertake no obligation to update or revise these projections, whether as a result of changes in underlying factors, new information, future events or otherwise.

Liquidity and capital resources

Liquidity and capital resources. Cash flow from operations during the second quarter of 2013 was $307 million, compared to $202 million during the second quarter of 2012. Cash flow from operations in the second quarter of 2013 increased as a result of improved cash earnings, partially offset by the timing of certain working capital items. Non-operating cash outflows for the second quarter of 2013 included capital asset expenditures of $142 million, including $84 million for new center developments and relocations and $58 million for maintenance and information technology. In addition, we spent $61 million for acquisitions and we paid distributions to noncontrolling interests of $30 million in that period. Non-operating cash outflows for the second quarter of 2012 included capital asset expenditures of $138 million, including $71 million for new center developments and relocations and $67 million for maintenance and information technology. In addition, we spent $214 million for acquisitions and we paid distributions to noncontrolling interests of $24 million in that period.

Cash flow from operations for the six months ended June 30, 2013 was $686 million, compared to $534 million for the same period in 2012. Cash flow from operations in 2013 increased as a result of improved cash earnings, partially offset by the timing of certain working capital items. Non-operating cash outflows during the six months ended June 30, 2013, included capital asset expenditures of $258 million, including $154 million for new center developments and relocations and $104 million for maintenance and information technology. In addition, we spent $152 million for acquisitions and we paid distributions to noncontrolling interests of $65 million in that period. Non-operating cash outflows during the six months ended June 30, 2012, included capital asset expenditures of $251 million, including $129 million for new center developments and relocations and $122 million for maintenance and information technology. In addition, we spent $347 million for acquisitions. We paid distributions to noncontrolling interests of $50 million.

During the second quarter of 2013, we acquired a total of three dialysis centers, opened 18 dialysis centers, merged one center into one other existing center, sold two centers and provided management and administrative services to one additional center located in the U.S. In addition, we also acquired a total of eight centers and closed one center outside of the U.S. During the second quarter of 2012, we acquired a total of 33 dialysis centers, opened 14 dialysis centers and merged and sold four centers located in the U.S. In addition, we also opened and acquired a total of four centers outside of the U.S.

During the first six months of 2013, we acquired a total of 11 dialysis centers, opened 45 dialysis centers, merged two centers into other existing centers, sold two centers and provided management and administrative services to four additional centers located in the U.S. In addition, we also acquired and opened a total of 13 centers outside of the U.S., four of which we provide management and administrative services to, which we consolidate under applicable accounting standards. During the first six months of 2012, we acquired a total of 61 dialysis centers, opened 27 dialysis centers and merged or sold four centers located in the U.S. In addition, we also acquired and opened a total of eight dialysis centers outside of the U.S.

During the first six months of 2013, we made mandatory principal payments under our Senior Secured Credit Facilities totaling $50.0 million on the Term Loan A, $33.8 million on the Term Loan A-3, $8.8 million on the Term Loan B and $8.3 million on the Term Loan B-2.

As of June 30, 2013, we maintained several interest rate swap agreements that were entered into in March 2013 with amortizing notional amounts of these swap agreements totaling $1,316 million. These agreements have the economic effect of modifying the LIBOR variable component of our interest rate on an equivalent amount of our Term Loan A-3 to fixed rates ranging from 0.49% to 0.52%, resulting in an overall weighted average effective interest rate of 3.01%, including the Term Loan A-3 margin of 2.50%. The swap agreements expire on September 30, 2016 and require monthly interest payments. During the six months ended June 30, 2013 we accrued net charges of $1.1 million from these swaps which are included in debt expense. As of June 30, 2013, the total fair value of these swap agreements was an asset of $9.3 million. We estimate that approximately $1.9 million of existing unrealized pre-tax losses in other comprehensive income at June 30, 2013 will be reclassified into income in 2013.

In addition, as of June 30, 2013, we maintained several forward interest rate swap agreements that were entered into in March 2013 with amortizing notional amounts totaling $600 million. These forward swap agreements will be effective September 30, 2014 and will have the economic effect of modifying the LIBOR variable component of our interest rate on an equivalent amount of our outstanding debt to fixed rates ranging from 0.72% to 0.75%. These swap agreements expire on September 30, 2016 and will require monthly interest payments beginning in October 2014. Any unrealized gains or losses resulting from changes in the fair value of these swaps will be recorded in other comprehensive income. As of June 30, 2013, the total fair value of these swap agreements was an asset of $4.4 million.

As of June 30, 2013, we maintained several interest rate cap agreements that were entered into in March 2013 with notional amounts totaling $1,250 million on our Term Loan B debt and $1,485 million on our Term Loan B-2 debt. These agreements have the economic effect of capping the LIBOR variable component of our interest rate at a maximum of 2.50% on an equivalent amount of our Term Loan B and Term Loan B-2 debt. During the six months ended June 30, 2013, we accrued net charges of $0.6 million from these caps which are included in debt expense. The cap agreements expire on September 30, 2016. As of June 30, 2013, the total fair value of these cap agreements was an asset of $13.0 million. During the six months ended June 30, 2013, we recorded a gain of $2.9 million in other comprehensive income due to an increase in the unrealized fair value of these cap agreements.

As of June 30, 2013, we also maintained a total of nine other interest rate swap agreements with amortizing notional amounts totaling $850 million. These agreements had the economic effect of modifying the LIBOR variable component of our interest rate on an equivalent amount of our Term Loan A to fixed rates ranging from

1.59% to 1.64%, resulting in an overall weighted average effective interest rate of 4.36%, including the Term Loan A margin of 2.75%. The swap agreements expire on September 30, 2014 and require monthly interest payments. During the six months ended June 30, 2013, we accrued net charges of $6.3 million from these swaps which are included in debt expense. As of June 30, 2013, the total fair value of these swap agreements was a liability of $13.0 million. We estimate that approximately $6.0 million of existing unrealized pre-tax losses in other comprehensive income at June 30, 2013 will be reclassified into income in 2013.

As of June 30, 2013, we also maintained five interest rate cap agreements with notional amounts totaling $1,250 million. These agreements have the economic effect of capping the LIBOR variable component of our interest rate at a maximum of 4.00% on an equivalent amount of our Term Loan B debt. However, as a result of the new interest rate cap agreements that were entered into in March 2013, as described above, these interest rate cap agreements became ineffective cash flow hedges and as a result any changes in the fair value associated with these interest rate cap agreements will be charged to income. During the six months ended June 30, 2013, we accrued net charges of $1.8 million from these caps which are included in debt expense. The cap agreements expire on September 30, 2014. As of June 30, 2013, the total fair value of these cap agreements was an asset of $0.05 million. During the six months ended June 30, 2013, we recorded a loss of $0.003 million in other comprehensive income when these caps were designated as effective cash flow hedges due to a decrease in the unrealized fair value of these cap agreements. In late first quarter of 2013, these caps were redesignated as ineffective cash flow hedges and as a result we realized a loss of $0.013 million related to a decrease in the fair value of these cap agreements.

As a result of the embedded LIBOR floors in some of our debt agreements and the swap and cap agreements, our overall weighted average effective interest rate on the Senior Secured Credit Facilities was 4.18%, based upon the current margins in effect of 2.75% for the Term Loan A, 2.50% for the Term Loan A-3 and 3.00% for both the Term Loan B and the Term Loan B-2, as of June 30, 2013.

As of June 30, 2013, interest rates on our Term Loan B and Term Loan B-2 debt are effectively fixed because of an embedded LIBOR floor which is higher than actual LIBOR as of such date. Furthermore, interest rates on $1,250 million of our Term Loan B and $1,485 million of our Term Loan B -2 are subject to interest rate caps if LIBOR should rise above 2.50%. Interest rates on our senior notes are fixed by their terms. The LIBOR variable component of our interest rates on our Term Loan A and our Term Loan A-3 are economically fixed as a result of interest rate swaps.

Our overall weighted average effective interest rate during the second quarter of 2013 was 4.86% and as of June 30, 2013 was 4.85%.

As of June 30, 2013, we had undrawn revolving credit facilities totaling $350 million of which approximately $113 million was committed for outstanding letters of credit. In addition, HCP has an outstanding letter of credit of approximately $1 million that is secured by a certificate of deposit.

We believe that we will have sufficient liquidity and will generate significant operating cash flows to fund our scheduled debt service and other obligations for the foreseeable future, including the next 12 months, under the terms of our debt agreements. Our primary sources of liquidity are cash from operations and cash from borrowings.

Divestiture of HomeChoice Partners, Inc.

On February 1, 2013, we completed the sale of HomeChoice Partners Inc. (HomeChoice) to BioScrip, Inc. pursuant to a stock purchase agreement dated December 12, 2012 for $70 million in cash, subject to various post-closing adjustments of which we will receive approximately 90% of the proceeds. The stock purchase agreement also provides that as additional consideration we may earn up to a total of 90% of $20 million if certain performance amounts exceed certain thresholds over the next two years. We had originally assigned no value to this contingent receivable and have not yet assigned any value to it. We will recognize any estimated realizable value of this receivable only when it becomes probable and reasonably estimable. We recorded a gain of approximately $13 million, net of tax, during the six months ended June 30, 2013 related to this divestiture.

HomeChoice is a regional provider of home infusion services that provides specialized pharmacy, nursing and nutritional services to patients in their homes. HomeChoice generated approximately $68 million in revenues for the year ended December 31, 2012 and approximately $6 million for the period January 1, 2013 to February 1, 2013.

Stock-based compensation awards

Stock-based compensation awards are measured at their estimated fair values on the date of grant if settled in shares, or at their estimated fair values at the end of each reporting period if settled in cash. The value of stock-based awards so measured is recognized as compensation expense on a cumulative straight-line basis over the vesting terms of the awards, adjusted for expected forfeitures. During the six months ended June 30, 2013, we granted 1,503,300 stock-settled stock appreciation rights with an aggregate grant-date fair value of $40.6 million and a weighted-average expected life of approximately 4.1 years and 12,392 stock units with an aggregate grant-date fair value of $1.5 million and a weighted-average expected life of approximately 2.3 years.

Long-term incentive compensation

Long-term incentive program (LTIP) compensation includes both stock-based compensation (principally stock-settled stock appreciation rights and restricted stock units) as well as long-term performance-based cash awards. Long-term incentive compensation expense, which was primarily general and administrative in nature, was attributed among the dialysis and related lab services business, corporate support costs, and the ancillary services and strategic initiatives. Long-term incentive compensation costs of $20.1 million in the second quarter of 2013 increased by approximately $1.4 million as compared to the first quarter of 2013 and increased by approximately $8.3 million as compared to the second quarter of 2012. The increase in long-term incentive compensation in the second quarter of 2013 as compared to both the first quarter of 2013 and the second quarter of 2012 was primarily due to a delay in the timing of our normal annual grant cycle during 2012 until late in that year, an increase in the fair value of LTIP awards that contributed expense to these respective periods, and LTIP award forfeitures realized at a lower rate than previously expected.

Long-term incentive compensation costs of $38.8 million for the six months ended June 30, 2013, increased by approximately $14.4 million as compared to the same period in 2012. The increase in long-term incentive compensation for this period was also primarily due to a delay in the timing of our normal annual grant cycle during 2012 until late in that year, an increase in the fair value of LTIP awards that contributed expense to these respective periods, and LTIP award forfeitures realized at a lower rate than previously expected.

As of June 30, 2013, there was $139.9 million in total estimated but unrecognized long-term incentive compensation for LTIP awards outstanding, including $113.2 million for nonvested stock-based awards under our equity compensation and stock purchase plans. We expect to recognize the performance-based cash component of these LTIP costs over a weighted average remaining period of 1.0 year, and the stock-based component of these LTIP costs over a weighted average remaining period of 1.4 years.

Beginning in 2013, the Company no longer has stock options outstanding and did not receive cash proceeds from stock option exercises during the first six months of 2013. During the six months ended June 30, 2012, the Company received $1,975 in cash proceeds from stock option exercises. In addition, for the six months ended June 30, 2013 and 2012 the Company received $36,524 and $27,583, respectively, in actual tax benefits upon the exercise of stock awards.

On June 17, 2013, the stockholders of the Company approved an amendment to the DaVita HealthCare Partners Inc. 2011 Incentive Award Plan to increase the number of shares of common stock available for issuance under the Plan by 8.5 million shares.

Off-balance sheet arrangements and aggregate contractual obligations

In addition to the debt obligations reflected on our balance sheet, we have commitments associated with operating leases and letters of credit, as well as potential obligations associated with our equity investments in nonconsolidated businesses and to dialysis centers that are wholly-owned by third parties. Substantially all of our facilities are leased. We have potential acquisition obligations for several joint ventures, non-owned and minority owned entities and for some of our non-wholly-owned subsidiaries. These obligations are in the form of put provisions and are exercisable at the third-party owners’ discretion within specified periods as outlined in each specific put provision. If these put provisions were exercised, we would be required to purchase the third-party owners’ noncontrolling interests at either the appraised fair market value or a predetermined multiple of earnings or cash flow attributable to the noncontrolling interests put to us, which is intended to approximate fair value. The methodology we use to estimate the fair values of noncontrolling interests subject to put provisions assumes either the higher of a liquidation value of net assets or an average multiple of earnings, based on historical earnings, patient mix and other performance indicators that can affect future results, as well as other factors. The estimated fair values of the noncontrolling interests subject to put provisions is a critical accounting estimate that involves significant judgments and assumptions and may not be indicative of the actual values at which the noncontrolling interests may ultimately be settled, which could vary significantly from our current estimates. The estimated fair values of noncontrolling interests subject to put provisions can fluctuate and the implicit multiple of earnings at which these noncontrolling interests obligations may be settled will vary significantly depending upon market conditions including potential purchasers’ access to the capital markets, which can impact the level of competition for dialysis and non-dialysis related businesses, the economic performance of these businesses and the restricted marketability of the third-party owners’ noncontrolling interests. The amount of noncontrolling interests subject to put provisions that contractually employ a predetermined multiple of earnings rather than fair value are immaterial. For additional information see Note 10 to the condensed consolidated financial statements.

We also have certain other potential commitments to provide operating capital to several dialysis centers that are wholly-owned by third parties or centers in which we own a minority equity investment as well as to physician-owned vascular access clinics that we operate under management and administrative services agreements.

The following is a summary of these contractual obligations and commitments as of June 30, 2013 (in millions):

	Remainder of 2013	1-3 years	4-5 years	After 5 years	Total
Scheduled payments under contractual obligations:
Long-term debt	$108	$2,983	$1,699	$3,578	$8,368
Interest payments on the senior notes	86	518	321	390	1,315
Interest payments on the Term Loan B(1)	39	214	—	—	253
Interest payments on the Term Loan B-2(2)	34	196	127	52	409
Interest payments on the Term Loan A(3)	13	40	—	—	53
Interest payments on the Term Loan A-3(3)	18	94	46	—	158
Capital lease obligations	3	18	15	92	128
Operating leases	174	919	470	684	2,247

	$475	$4,982	$2,678	$4,796	$12,931

Potential cash requirements under existing commitments:
Letters of credit	$114	$—	$—	$—	$114
Noncontrolling interests subject to put provisions	374	86	55	85	600
Non-owned and minority owned put provisions	10	21	—	—	31
Pay-fixed swaps potential obligations	8	9	—	—	17
Operating capital advances	2	—	—	—	2

	$508	$116	$55	$85	$764

(1)	Assuming no changes to LIBOR-based interest rates as the Term Loan B currently bears interest at LIBOR (floor of 1.50%) plus an interest rate margin of 3.00%.
(2)	Assuming no changes to LIBOR-based interest rates as the Term Loan B-2 currently bears interest at LIBOR (floor of 1.00%) plus an interest rate margin of 3.00%
(3)	Based upon current LIBOR-based interest rates in effect at June 30, 2013 plus an interest rate margin of 2.75% for the Term Loan A and 2.50% for the Term Loan A-3.

The pay-fixed swap obligations represent the estimated fair market values of our interest rate swap agreements that are based upon valuation models utilizing the income approach and commonly accepted valuation techniques that use inputs from closing prices for similar assets and liabilities in active markets as well as other relevant observable market inputs and other current market conditions that existed as of June 30, 2013. This amount represents the estimated potential obligation that we would be required to pay based upon the estimated future settlement of each specific tranche over the term of the swap agreements, assuming no future changes in the forward yield curve. The actual amount of our obligation associated with these swaps in the future will depend upon changes in the LIBOR-based interest rates that can fluctuate significantly depending upon market conditions, and other relevant factors that can affect the fair market value of these swap agreements.

In addition to the above commitments, we are obligated to purchase a certain amount of our hemodialysis products and supplies at fixed prices through 2015 from Gambro Renal Products, Inc. (Gambro) in connection with a product supply agreement with Gambro. Our total expenditures for six months ended June 30, 2013 on such products were approximately 2% of our total U.S. dialysis operating costs. In January 2010, we entered into an agreement with Fresenius which committed us to purchase a certain amount of dialysis equipment, parts and supplies from them through 2013. Our total expenditures for the six months ended June 30, 2013 on such dialysis products were approximately 2% of our total U.S. dialysis operating costs. The actual amount of purchases in future years from Gambro Renal Products and Fresenius will depend upon a number of factors, including the operating requirements of our centers, the number of centers we acquire, growth of our existing centers, and in the case of the Product Supply Agreement, Gambro Renal Products’ ability to meet our needs.

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

Settlements of approximately $86 million of existing income tax liabilities for unrecognized tax benefits including interest, penalties and other long-term tax liabilities are excluded from the above table as reasonably reliable estimates of their timing cannot be made.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest rate sensitivity

The tables below provide information about our financial instruments that are sensitive to changes in interest rates. The table below presents principal repayments and current weighted average interest rates on our debt obligations as of June 30, 2013. The variable rates presented reflect the weighted average LIBOR rates in effect for all debt tranches plus interest rate margins in effect as of June 30, 2013. The Term Loan A and Term Loan A-3 margins in effect are 2.75% and 2.50% at June 30, 2013, respectively, and along with the revolving line of credit are subject to adjustment depending upon changes in certain of our financial ratios including a leverage ratio. The Term Loan B currently bears interest at LIBOR (floor of 1.50%) plus an interest rate margin of 3.00% subject to a ratings based step-down to 2.75%. The Term Loan B-2 bears interest at LIBOR (floor of 1.00%) plus an interest rate margin of 3.00%.

	Expected maturity date						Thereafter	Total	Average interest rate	Fair value
	2013	2014	2015	2016	2017	2018
	(dollars in millions)
Long term debt:
Fixed rate	$27	$46	$56	$1,689	$31	$802	$3,668	$6,319	5.28%	$6,388
Variable rate	$84	$219	$787	$204	$879	$2	$2	$2,177	2.80%	$2,173

	Notional amount	Contract maturity date					Pay fixed	Receive variable	Fair value
		2013	2014	2015	2016	2017
	(dollars in millions)
Swaps:
Pay-fixed rate	$2,766	$84	$867	$135	$1,680	$—	0.49% to 1.64%	LIBOR	$0.7
Cap agreements	$2,735	$—	$—	$—	$2,735	$—		LIBOR above 2.50%	$13.0

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

The Term Loan B and Term Loan B-2 are subject to LIBOR floors of 1.50% and 1.00%, respectively. Because actual LIBOR, as of June 30, 2013, was lower than either of these embedded LIBOR floors, the interest rates on the Term Loan B and the Term Loan B-2 are treated as “effectively fixed” for purposes of the table above. We have included both of these Term Loans in the fixed rate totals in the table above until such time as the actual LIBOR-based component of our interest rate exceeds 1.50% on the Term Loan B and 1.00% on the Term Loan B-2. At such time, we will then be subject to LIBOR-based interest rate volatility on the LIBOR variable component of our interest rate for the Term Loan B and the Term Loan B-2, but limited to a maximum rate of 2.50% on $1,250 million of outstanding principal debt on the Term Loan B and $1,485 million of outstanding principal debt on the Term Loan B-2 as a result of the interest rate cap agreements, as described below. The remaining $456 million outstanding principal balance of the Term Loan B is subject to LIBOR-based interest rate volatility above a floor of 1.50%. The remaining $157 million outstanding principal balance of the Term Loan B-2 is subject to LIBOR-based interest rate volatility above a floor of 1.00%.

As of June 30, 2013, we maintained several interest rate swap agreements that were entered into in March 2013 with amortizing notional amounts of these swap agreements totaling $1,316 million. These agreements have the economic effect of modifying the LIBOR variable component of our interest rate on an equivalent amount of our Term Loan A-3 to fixed rates ranging from 0.49% to 0.52%, resulting in an overall weighted average effective interest rate of 3.01%, including the Term Loan A-3 margin of 2.50%. The swap agreements expire on September 30, 2016 and require monthly interest payments. During the six months ended June 30, 2013 we accrued net charges of $1.1 million from these swaps which are included in debt expense. As of June 30, 2013, the total fair value of these swap agreements was an asset of $9.3 million. We estimate that approximately $1.9 million of existing unrealized pre-tax losses in other comprehensive income at June 30, 2013 will be reclassified into income in 2013.

In addition, as of June 30, 2013, we also maintained several forward interest rate swap agreements that were entered into in March 2013 with amortizing notional amounts totaling $600 million. These forward swap agreements will be effective September 30, 2014 and will have the economic effect of modifying the LIBOR variable component of our interest rate on an equivalent amount of our outstanding debt to fixed rates ranging from 0.72% to 0.75%. These swap agreements expire on September 30, 2016 and will require monthly interest payments beginning in October 2014. Any unrealized gains or losses resulting from changes in the fair value of these swaps will be recorded in other comprehensive income. As of June 30, 2013, the total fair value of these swap agreements was an asset of $4.4 million.

As of June 30, 2013, we maintained several interest rate cap agreements that were entered into in March 2013 with notional amounts totaling $1,250 million on our Term Loan B debt and $1,485 million on our Term Loan B-2 debt. These agreements have the economic effect of capping the LIBOR variable component of our interest rate at a maximum of 2.50% on an equivalent amount of our Term Loan B and Term Loan B-2 debt. During the six months ended June 30, 2013, we accrued net charges of $0.6 million from these caps which are included in debt expense. The cap agreements expire on September 30, 2016. As of June 30, 2013, the total fair value of these cap agreements was an asset of $13.0 million. During the six months ended June 30, 2013, we recorded a gain of $2.9 million in other comprehensive income due to an increase in the unrealized fair value of these cap agreements.

As of June 30, 2013, we also maintained a total of nine other interest rate swap agreements with amortizing notional amounts totaling $850 million. These agreements had the economic effect of modifying the LIBOR variable component of our interest rate on an equivalent amount of our Term Loan A to fixed rates ranging from 1.59% to 1.64%, resulting in an overall weighted average effective interest rate of 4.36%, including the Term Loan A margin of 2.75%. The swap agreements expire on September 30, 2014 and require monthly interest payments. During the six months ended June 30, 2013, we accrued net charges of $6.3 million from these swaps which are included in debt expense. As of June 30, 2013, the total fair value of these swap agreements was a liability of $13.0 million. We estimate that approximately $6.0 million of existing unrealized pre-tax losses in other comprehensive income at June 30, 2013 will be reclassified into income in 2013.

As of June 30, 2013, we also maintained five interest rate cap agreements with notional amounts totaling $1,250 million. These agreements have the economic effect of capping the LIBOR variable component of our interest rate at a maximum of 4.00% on an equivalent amount of our Term Loan B debt. However, as a result of the new interest rate cap agreements that were entered into in March 2013, as described above, these interest rate cap agreements became ineffective cash flow hedges and as a result any changes in the fair value associated with these interest rate cap agreements will be charged to income. During the six months ended June 30, 2013, we accrued net charges of $1.8 million from these caps which are included in debt expense. The cap agreements expire on September 30, 2014. As of June 30, 2013, the total fair value of these cap agreements was an asset of $0.05 million. In the first quarter of 2013, we recorded a loss of $0.003 million in other comprehensive income when these caps were designated as effective cash flow hedges due to a decrease in the unrealized fair value of these cap agreements. In late first quarter of 2013, these caps were redesignated as ineffective cash flow hedges and as a result we realized a loss of $0.013 million related to a decrease in the fair value of these cap agreements.

As a result of the embedded LIBOR floors in some of our debt agreements and the swap and cap agreements, the overall weighted average effective interest rate on the Senior Secured Credit Facilities was 4.18%, based upon the current margins in effect of 2.75% for the Term Loan A, 2.50% for the Term Loan A-3 and 3.00% for both the Term Loan B and the Term Loan B-2, as of June 30, 2013.

As of June 30, 2013, interest rates on our Term Loan B and Term Loan B-2 debt are effectively fixed because of an embedded LIBOR floor which is higher than actual LIBOR as of such date. Furthermore, interest rates on $1,250 million of our Term Loan B and $1,485 million of our Term Loan B-2 are subject to interest rate caps if LIBOR should rise above 2.50%. Interest rates on our senior notes are fixed by their terms. The LIBOR variable component of our interest rates on our Term Loan A and our Term Loan A-3 are economically fixed as a result of interest rate swaps.

The overall weighted average effective interest rate during the second quarter of 2013 was 4.86% and as of June 30, 2013 was 4.85%.

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

Approximately 34% of our dialysis and related lab services revenues for the quarter ended June 30, 2013, were generated from patients who have commercial payors as the primary payor. The majority of these patients have insurance policies that pay us on terms and at rates that are generally significantly higher than Medicare rates. The payments we receive from commercial payors generate nearly all of our profit and all of our nonacute dialysis profits come from commercial payors. We continue to experience downward pressure on some of our commercial payment rates and it is possible that commercial payment rates could be materially lower in the future. The downward pressure on commercial payment rates is a result of general conditions in the market, recent and future consolidations among commercial payors, increased focus on dialysis services and other factors.

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

Approximately 48% of our dialysis and related lab services revenues for the quarter ended June 30, 2013 was generated from patients who have Medicare as their primary payor. For patients with Medicare coverage, all ESRD payments for dialysis treatments are made under a single bundled payment rate which provides a fixed payment rate to encompass all goods and services provided during the dialysis treatment, including pharmaceuticals that were historically separately reimbursed to the dialysis providers, such as erythropoietin (EPO), vitamin D analogs and iron supplements, irrespective of the level of pharmaceuticals administered or additional services performed. Most lab services that used to be paid directly to laboratories are also included in the bundled payment. The bundled payment rate is also adjusted for certain patient characteristics, a geographic usage index and certain other factors.

The current bundled payment system presents certain operating, clinical and financial risks, which include:

•

risk that our dialysis centers or billing and other systems may not accurately document and track the appropriate patient-specific characteristics, resulting in a reduction or overpayment in the amount of payments that we would otherwise be entitled to receive, which would have a negative impact on our revenues.

•

risk that CMS will inadequately price oral-only ESRD drugs for inclusion in the bundle. Under the ESRD Prospective Payment System (PPS), beginning January 1, 2016, certain oral-only ESRD drugs will be included in the ESRD bundled payment to dialysis facilities. Inadequate pricing could have a significant negative financial impact on our dialysis facilities given the volume and value of these drugs we use.

•

risk that increases in our operating costs will outpace the Medicare rate increases we receive. We expect to continue experiencing increases in operating costs that are subject to inflation, such as labor and supply costs, regardless of whether there is a compensating inflation-based increase in Medicare payment rates or in payments under the bundled payment rate system.

•

risk of federal budget sequestration cuts. As a result of the Budget Control Act of 2011 (BCA) and subsequent activity in Congress, a $1.2 trillion sequester (across-the-board spending cuts) in discretionary programs took effect on March 1, 2013. In particular, a 2% reduction to Medicare payments took effect on April 1, 2013. The across-the-board spending cuts pursuant to the sequester have affected and will continue to adversely affect our revenues, earnings and cash flows.

•

risk that we may not be able to comply with the CMS rules related to the bundled payment system as processes and systems are modified substantially to capture all required data. To the extent we are not able to adequately bill and collect for certain payment adjustors, are not able to offset the mandated reductions in reimbursement or if we face regulatory enforcement actions and penalties as a result of alleged improper billing of governmental programs, it could have a material adverse effect on our revenues, earnings and cash flows.

•

risk that we may not be able to comply with the CMS ESRD Quality Incentive Program requirements. Under CMS’ proposed 2014 ESRD PPS rule published on July 8, 2013, beginning in payment year 2016, CMS would adopt five new clinical and reporting measures, continue using six existing clinical and reporting measures, revise two existing clinical and reporting measures, and expand one existing reporting measure. The proposed rule establishes calendar year 2014 as the performance period for all of the quality measures. To the extent we are not able to meet the quality measures proposed by CMS when the rules are finalized, it could have a material adverse effect on our revenues, earnings and cash flows.

•

risk that our rates are reduced by CMS. The American Taxpayer Relief Act of 2012 mandates that the Secretary of Health and Human Services (HHS) reduce dialysis payments beginning in January 2014 to reflect the Secretary’s estimate of changes in patient utilization data from 2007 to 2012 for erythropoiesis stimulating agents (ESAs), other drugs and biologicals that would have been paid for separately under the composite rate system, and laboratory services that would have been paid for separately under the composite rate system. The Secretary must also use the most recently available data on average sales prices and changes in prices for drugs and biologicals reflected in the ESRD market basket percentage increase factor. CMS has asked for comment regarding phasing in any reduction over a one year or longer period. In the proposed 2014 ESRD PPS rule published on July 8, 2013, CMS determined that the ESRD PPS base rate that otherwise would apply in 2014 (inclusive of the market basket update of 2.5%) should be reduced to account for reductions in the use of drugs and biologicals between 2007 and 2012. This cut represents a significant reduction (inclusive of the market basket update of 2.5%) of 9.4% in Medicare payments that is proposed to take effect January 1, 2014 for calendar year 2014. Although the proposed rule is not final, if it is implemented as proposed, it could have a materially adverse effect on our business and financial condition. Any reduction in dialysis payments will negatively impact our revenues, earnings and cash flows.

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

In March 2010, broad health care reform legislation was enacted in the U.S. Although many of the provisions of the legislation did not take effect immediately and continue to be implemented, and some may be delayed, such as employer penalties and reporting, or further modified before implementation, the reforms could have an impact on our business in a number of ways. We cannot predict how employers, private payors or persons buying insurance might react to these changes or what form many of these regulations will take before implementation.

In March 2012, HHS issued two final rules related to the establishment of health care insurance exchanges due to begin operating in January 2014. These exchanges will provide a marketplace for eligible individuals and small employers to purchase health care insurance and a Notice of Benefit and Payment Parameters for 2014. We believe the establishment of health care insurance exchanges could result in a reduction in patients covered by commercial insurance or an increase of patients covered through the exchanges under more restrictive commercial plans with lower reimbursement rates. To the extent that the implementation of such exchanges results in a reduction in patients covered by commercial insurance or a reduction in reimbursement rates for our services from commercial and/or government payors, our revenues, earnings and cash flows could be adversely affected.

The CMS Center for Medicare & Medicaid Innovation (Innovation Center) is currently working with various healthcare providers to develop and implement accountable care organizations (ACOs) and other innovative models of care for Medicare and Medicaid beneficiaries. We are currently uncertain of the extent to which these models of care, including ACOs, Bundled Payments for Care Improvement Initiative (the risk bearing phase for models 2, 3 and 4 is scheduled to begin sometime later in 2013). Comprehensive ESRD Care Model (which includes the development of ESRD Seamless Care Organizations or ESCOs), the Comprehensive Primary Care Initiative, the Duals Demonstration, or other models, will impact the health care market. Our U.S. dialysis business may choose to participate in one or several of these models either as a partner with other providers or independently. We are currently seeking to participate in the Comprehensive ESRD Care Model with the Innovation Center. Even if we do not participate in this or other programs, some of our patients may be assigned to a program, in which case the quality and cost of care that we furnish will be included in an ACOs’ or other programs’ calculations regardless of our participation in the program. As new models of care emerge, we may be at risk for losing our Medicare patient base, which would have a materially adverse effect on our revenues, earnings and cash flow. Furthermore, other initiatives in the government or private sector may arise, including the development of models similar to ACOs, IPAs and integrated delivery systems or evolutions of those concepts which could adversely impact our business.

In addition, the health care reform legislation introduced severe penalties for the knowing and improper retention of overpayments collected from government payors. As a result, we made significant initial investments in new resources to accelerate the time it takes to identify and process overpayments. We may be required to make additional investments in the future. An acceleration in our ability to identify and process overpayments could result in us refunding overpayments to government and other payors more rapidly than we have in the past. This could have a material adverse effect on our operating cash flows. The failure to return identified overpayments within the specified time frame is now a violation of the federal False Claims Act (FCA), and therefore any failure to timely identify and return overpayments may result in significant additional penalties, which may have a negative impact on our revenues, earnings and cash flows. Additionally, the American Taxpayer Relief Act of 2012 extended the look-back period for returning overpayments by two years, which increases the number of claims that may need to be refunded, and which could have a negative impact on our revenues, earnings and cash flows.

The health care reform legislation also reduced the timeline to file Medicare claims. The claims must now be filed with the government within one calendar year after the date of service. To comply with this reduced timeline, we must deploy significant resources and may change our claims processing methods to ensure that our Medicare claims are filed in a timely fashion. Failure to file a claim within the one year window could result in payment denials, adversely affecting our revenues, earnings and cash flows.

Effective March 2011, CMS instituted screening procedures which we expect will delay the Medicare contractor approval process, potentially causing a delay in reimbursement. Ultimately, we anticipate the new screening and enrollment requirements will require additional personnel and financial resources and will potentially delay the enrollment and revalidation of our centers which in turn will delay payment. These delays may negatively impact our revenues, earnings and cash flows.

Other reform measures allow CMS to place a moratorium on new enrollment of providers and to suspend payment to providers upon a credible allegation of fraud from any source. These types of reform measures, as well as other measures, could adversely impact our revenues, earnings and cash flows depending upon the scope and breadth of the implementing regulations.

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

Approximately 18% of our dialysis and related lab services revenues for the quarter ended June 30, 2013 was generated from patients who have state Medicaid or other non-Medicare government-based programs, such as coverage through the Department of Veterans Affairs (VA), as their primary coverage. As state governments and other governmental organizations face increasing budgetary pressure, we may in turn face reductions in payment rates, delays in the receipt of payments, limitations on enrollee eligibility or other changes to the applicable programs. For example, certain state Medicaid programs and the VA have recently considered, proposed or implemented payment rate reductions.

On December 17, 2010, the VA published a final rule in which it materially changed the payment methodology and ultimately the amount paid for dialysis and laboratory services furnished to veterans in non-VA centers such as ours. In the final rule, the VA adopted the bundled payment systems implemented by Medicare and estimated a reduction of 39% in payments for dialysis services provided to veterans at non-VA centers. Approximately 2% of our dialysis and related lab services revenues for the quarter ended June 30, 2013 was generated by the VA. The VA payment methodology became effective February 15, 2011, but has not yet been implemented because it follows the phase-in periods or other time schedules adopted by Medicare. To date, the VA payment reductions have not adversely impacted our revenues, earnings and cash flows but we believe there will be a significant negative impact on our revenues, earnings and cash flows in the future due to the reduction in payment rates as well as a potential decrease in the number of VA patients we serve. We recently executed contractual agreements with the VA and there is some uncertainty as to when this rule will take effect for the patients covered by these contracts. While at this time the contracts remain in force, these agreements provide for the right of the VA to terminate the agreements without cause on short notice. Further, patients who are not covered by the contractual arrangements will likely be reimbursed at Medicare rates beginning with the date of implementation of the rule. If the VA proceeds with payment rate reductions or fails to renew our existing contracts, we may cease accepting patients under this program and may be forced to close centers, which could adversely affect our revenues, earnings and cash flows.

State Medicaid programs are increasingly adopting Medicare-like bundled payment systems, but sometimes these payment systems are poorly defined and could include all drugs (even those oral-only drugs that Medicare will not include in the bundled payment until 2014) and are implemented without any claims processing infrastructure, or patient or facility adjusters. If these payment systems are implemented without any adjusters and claims processing changes, Medicaid payments will be substantially reduced and the costs to submit such claims may increase, which will have a negative impact on our revenues, earnings and cash flows. In addition, some state Medicaid program eligibility requirements mandate that citizen enrollees in such programs provide documented proof of citizenship. If our patients cannot meet these proof of citizenship documentation requirements, they may be denied coverage under these programs, resulting in decreased patient volumes and revenue. These Medicaid payment and enrollment changes, along with similar changes to other non-Medicare government programs could reduce the rates paid by these programs for dialysis and related services, delay the receipt of payment for services provided, and further limit eligibility for coverage which could adversely affect our revenues, earnings and cash flows.

Changes in clinical practices, payment rates or regulations impacting EPO and other pharmaceuticals could reduce our revenues, earnings and cash flows.

Historically, Medicare and most Medicaid programs paid for EPO outside of the composite rate. This separate payment has long been the subject of discussions regarding appropriate dosing and payment in an effort to reduce escalating expenditures for EPO. Since January 1, 2011, Medicare has bundled EPO into the prospective payment system such that dosing variations will not change the amount paid to a dialysis facility. Although some Medicaid programs and other payors suggest movement towards a bundled payment system inclusive of EPO, some non-Medicare payors continue to pay for EPO separately from the treatment rate. The administration of EPO and other pharmaceuticals that are separately billable accounted for approximately 5% of our dialysis and related lab services revenues for the quarter ended June 30, 2013, with EPO alone accounting for approximately 3% of our dialysis and related lab services revenues during that period. Changes in physician clinical practices that result in further decreased utilization of prescribed pharmaceuticals or changes in payment rates for those pharmaceuticals could reduce our revenues, earnings and cash flows.

Since late 2006, there has been significant media discussion and government scrutiny regarding anemia management practices in the U.S. which has created confusion and concern in the nephrology community. In late 2006, the U.S. House of Representatives Ways and Means Committee held a hearing on the issue of the utilization of ESAs, which include EPO. In 2007, the FDA required changes to the labeling of EPO and Aranesp® to include a black box warning, the FDA’s strongest form of warning label. In June 2011, the FDA required that the black box warning be slightly revised and also include more conservative dosing recommendations for patients with chronic kidney disease (CKD). In addition, in 2011, CMS opened a national coverage analysis (NCA) for ESAs that could have resulted in a national coverage determination potentially impacting payments for ESAs in anemia treatment. CMS subsequently decided not to issue a national coverage determination for ESAs due to a lack of available evidence to establish coverage criteria or limitations. However, we cannot predict whether CMS might open a NCA for ESAs in the future and, if so, what the potential outcome might be.

The forgoing congressional and agency activities and related actions could result in further restrictions on the utilization and reimbursement for ESAs. Commercial payors have also increasingly examined their administration policies for EPO and, in some cases, have modified those policies. Further changes in labeling of EPO and other pharmaceuticals in a manner that alters physician practice patterns or accepted clinical practices, changes in private and governmental payment criteria, including the introduction of EPO administration policies or the conversion to alternate types of administration of EPO or other pharmaceuticals that result in further decreases in utilization of EPO for patients covered by commercial payors could have a material adverse effect on our revenues, earnings and cash flows. Further increased utilization of EPO for patients for whom the cost of EPO is included in a bundled reimbursement rate, or further decreases in reimbursement for EPO and other pharmaceuticals that are not included in a bundled reimbursement rate, could also have a material adverse effect on our revenues, earnings and cash flows.

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

We are the subject of a number of investigations by the federal government and two private civil suits, any of which could result in substantial penalties or awards against us, the imposition of certain obligations on our practices and procedures, exclusion from future participation in the Medicare and Medicaid programs and possible criminal penalties.

We are the subject of a number of investigations by the federal government. We have received subpoenas or other requests for documents from the federal government in connection with the Vainer private civil suit, the 2010 U.S. Attorney physician relationship investigation, the 2011 U.S. Attorney physician relationship investigation and the 2011 U.S. Attorney Medicaid investigation. Certain current and former members of our Board, as well as executives and other teammates have been subpoenaed to testify before a grand jury in Colorado related to the 2011 U.S. Attorney physician relationship investigation. (See Note 7 to the condensed consolidated financial statements of this report for additional details regarding these matters.)

With respect to the Vainer private civil suit, after investigation, the federal government did not intervene and is not actively pursuing this private civil suit. The United States Department of Justice reviewed the allegations contained in the Third Amended Complaint in the Swoben civil suit and declined to intervene and is not actively pursuing this private civil suit other than its partial intervention for the purpose of settlement with and dismissal of the initial defendant in this proceeding. (See Note 7 to the condensed consolidated financial statements of this report for additional details regarding these matters.) In each of these private civil suits, a relator filed a complaint against us in federal court under the qui tam provisions of the FCA (and in the Swoben matter, provisions of the California False Claims Act, as well) and pursued the claims independently after the government declined to intervene. The parties are engaged in active litigation in the Vainer private civil suit and with regard to the Swoben private civil suit, in July 2013, the court granted HCP’s motion and dismissed with prejudice all of the claims in the Third Amended Complaint.

We are cooperating with HHS’s Office of Inspector General (OIG) and those offices of the U.S. Attorney pursuing the matters mentioned above. Although it is uncertain when or if proceedings might be initiated by the federal government, the scope of such proceedings if initiated, or when the matters may be resolved, it is not unusual for federal investigations to continue for a considerable period of time due to various phases related to document and witness requests and ongoing discussions with regulators. As noted elsewhere in this report on

Form 10-Q, we are engaged in good faith discussions with the attorneys from the United States Attorney’s Office for the District of Colorado, the Civil Division of the United States Department of Justice and the OIG in an effort to find a mutually acceptable resolution to the 2010 and 2011 U.S. Attorney physician relationship investigations. Discussions with federal regulators advanced to a point where we accrued an estimated loss contingency reserve of $300 million in the first quarter of 2013 in connection with an offer to settle the related civil, administrative and criminal matters. However, the discussions are ongoing, and until concluded, there can be no certainty about the timing or likelihood of a definitive resolution or to the scope of any potential restrictions or impact on future operations that may be agreed upon in connection with a settlement. As these discussions proceed and additional information becomes available to us, the amount of the estimated loss contingency reserve may need to be increased or decreased to reflect this new information. Responding to subpoenas, investigations and civil suits as well as defending ourselves in such matters will continue to require management’s attention and we will continue to incur significant legal expense. Any negative findings could result in substantial financial penalties or awards against us, the imposition of certain obligations on our practices and procedures, exclusion from future participation in the Medicare and Medicaid programs and, in certain cases, criminal penalties. It is possible that criminal proceedings may be initiated against us in connection with investigations by the federal government, including the 2011 U.S. Attorney physician relationship investigation. To our knowledge, no proceedings have been initiated by the federal government against us at this time.

Changes in clinical practices relating to EPO could adversely affect our operating results and financial condition as well as our ability to care for patients.

In response to clinical studies which identified risks in certain patient populations related to the utilization of EPO and other ESAs, i.e., Aranesp®, and in response to changes in the labeling of EPO and Aranesp®, there has been substantial media attention and government scrutiny resulting in hearings and legislation regarding pharmaceutical utilization and reimbursement. Although we believe our anemia management practices and other pharmaceutical administration practices have been compliant with existing laws and regulations, as a result of the current high level of scrutiny and controversy, we may be subject to increased inquiries from a variety of governmental bodies or claims by third parties. Additional inquiries from or audits by various agencies or claims by third parties with respect to these issues would continue to require management’s attention and could result in significant legal expense. Further, any negative findings could result in substantial financial penalties or repayment obligations, the imposition of certain obligations on our practices and procedures as well as the attendant financial burden on us to comply with the obligations, or exclusion from future participation in the Medicare and Medicaid programs, and could have a material adverse effect on our revenues, earnings and cash flows.

If we fail to adhere to all of the complex government regulations that apply to our business, we could suffer severe consequences that would substantially reduce our revenues, earnings, cash flows and stock price.

Our dialysis operations are subject to extensive federal, state and local government regulations, including Medicare and Medicaid payment rules and regulations, federal and state anti-kickback laws, the physician self-referral law (Stark Law) and analogous state self-referral prohibition statutes, Federal Acquisition Regulations, the FCA and federal and state laws regarding the collection, use and disclosure of patient health information and the storage, handling and administration of pharmaceuticals. The Medicare and Medicaid reimbursement rules related to claims submission, enrollment and licensing requirements, cost reporting, and payment processes impose complex and extensive requirements upon dialysis providers as well. A violation or departure from any of these legal requirements may result in government audits, lower reimbursements, significant fines and penalties, the potential loss of certification, recoupment efforts or voluntary repayments.

The regulatory scrutiny of healthcare providers, including dialysis providers continues to increase. For example, CMS has indicated that with respect to the Medicare bundled payment system, it will monitor the use of EPO and other pharmaceuticals. In addition, Medicare has increased the frequency and intensity of its certification inspections of dialysis centers. For example, we are required to provide substantial documentation related to the administration of pharmaceuticals, including EPO, and, to the extent that any such documentation is found insufficient, we may be required to refund to government or commercial payors any payments received for such administration, and be subject to substantial penalties under applicable laws or regulations. In addition, Medicare contractors have increased their prepayment and post-payment reviews.

We endeavor to comply with all legal requirements, including those related to Medicare and Medicaid reimbursement and the storing, handling and administration of pharmaceuticals. We further endeavor to structure all of our relationships with physicians to comply with state and federal anti-kickback and physician self-referral laws. We utilize considerable resources to monitor the laws and implement necessary changes. However, the laws and regulations in these areas are complex and often subject to varying interpretations. For example, if an enforcement agency were to challenge the level of compensation that we pay our medical directors or the number of medical directors whom we engage, we could be required to change our practices, face criminal or civil penalties, pay substantial fines or otherwise experience a material adverse effect as a result of a challenge to these arrangements. In addition, amendments to the FCA impose severe penalties for the knowing and improper retention of overpayments collected from government payors. These amendments could subject our procedures for identifying and processing overpayments to greater scrutiny. We have made significant investments in new resources to decrease the time it takes to identify and process overpayments and we may be required to make additional investments in the future. An acceleration in our ability to identify and process overpayments could result in us refunding overpayments to government and other payors more rapidly than we have in the past which could have a material adverse affect on our operating cash flows. Additionally, amendments to the federal anti-kickback statute in the health reform law make anti-kickback violations subject to FCA prosecution, including qui tam or whistleblower suits.

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

•

Enforcement actions by governmental agencies and/or state claims for monetary damages by patients who believe their protected health information has been used, disclosed or not properly safeguarded in violation of federal or state patient privacy laws, including the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA);

•	Mandated changes to our practices or procedures that significantly increase operating expenses;

•

Imposition of and compliance with Corporate Integrity Agreements that could subject us to ongoing audits and reporting requirements as well as increased scrutiny of our billing and business practices which could lead to potential fines;

•	Termination of relationships with medical directors; and

•	Harm to our reputation which could impact our business relationships, affect our ability to obtain financing and decrease access to new business opportunities.

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

As of June 30, 2013, we owned a controlling interest in numerous dialysis-related joint ventures, which represented approximately 21% of our U.S. dialysis and related lab services revenues for the quarter ended June 30, 2013. In addition, we also owned minority equity investments in several other dialysis related joint ventures. We may continue to increase the number of our joint ventures. Many of our joint ventures with physicians or physician groups also have certain physician owners providing medical director services to centers we own and operate. Because our relationships with physicians are governed by the federal and state anti-kickback statutes, we have sought to structure our joint venture arrangements to satisfy as many federal safe harbor requirements as we believe are commercially reasonable. However, our joint venture arrangements do not satisfy all of the elements of any safe harbor under the federal anti-kickback statute. Arrangements that do not meet all of the elements of a safe harbor are not automatically prohibited under the federal anti-kickback statute but are susceptible to government scrutiny. We have received subpoenas and related requests for documents from the U.S. Attorney’s Office and the OIG related to our joint ventures. We have been advised by the U.S. Department of Justice that it is conducting civil and grand jury investigations into our financial relationships with physicians, including our joint ventures generally. We have been advised by the attorneys conducting the civil investigations that they believe that some or all of our joint ventures do not comply with the anti-kickback statute or the FCA. We disagree with this assessment and believe that our joint venture model is widely used in the dialysis industry and other segments of the healthcare industry in substantially the same form that we use. Further, we made significant effort to structure our joint ventures and individual transactions to comply with all legal requirements. However, we are currently talking with the federal government about addressing its concerns. If our joint ventures are found to be in violation of federal or state anti-kickback statutes, the FCA or the Stark Law, we could be required to restructure the joint ventures or refuse to accept referrals from the physicians with whom the joint venture centers have a financial relationship.

We also could be required to repay reimbursement amounts we received from Medicare and certain other payors related to the alleged non-compliant joint venture arrangements. Depending on the duration and number of alleged non-compliant arrangements, we could be subject to civil monetary penalties, exclusion from government healthcare programs and, if criminal proceedings are brought against us, criminal penalties. If our joint venture centers are subject to any of these penalties, we could suffer severe consequences that would have a material adverse effect on our revenues, earnings and cash flows.

There are significant estimating risks associated with the amount of dialysis revenues and related refund liabilities that we recognize and if we are unable to accurately estimate our revenues and related refund liabilities, it could impact the timing and the amount of our revenues recognition or have a significant impact on our operating results.

There are significant estimating risks associated with the amount of dialysis and related lab services revenues and related refund liabilities that we recognize in a reporting period. The billing and collection process is complex due to ongoing insurance coverage changes, geographic coverage differences, differing interpretations of contract coverage, and other payor issues. Determining applicable primary and secondary coverage for approximately 159,000 U.S. patients at any point in time, together with the changes in patient coverage that occur each month, requires complex, resource-intensive processes. Errors in determining the correct coordination of benefits may result in refunds to payors. Revenues associated with Medicare and Medicaid programs are also subject to estimating risk related to the amounts not paid by the primary government payor that will ultimately be collectible from other government programs paying secondary coverage, the patient’s commercial health plan secondary coverage or the patient. Collections, refunds and payor retractions typically continue to occur for up to three years and longer after services are provided. We generally expect our range of U.S. dialysis and related lab services revenues estimating risk to be within 1% of net revenues for the segment, which can represent as much as 5% of dialysis operating income. If our estimates of dialysis and related lab services revenues and related refund liabilities are materially inaccurate, it could impact the timing and the amount of our revenues recognition and have a significant impact on our operating results.

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

We have significant suppliers that are either the sole or primary source of products critical to the services we provide, including Amgen, Baxter Healthcare Corporation, NxStage Medical, Inc. and others or to which we have committed obligations to make purchases including Gambro and Fresenius. If any of these suppliers are unable to meet our needs for the products they supply, including in the event of a product recall, or shortage, and we are not able to find adequate alternative sources, or if some of the drugs that we purchase are not reimbursed or not adequately reimbursed by commercial payors or through the bundled payment rate by Medicare, our revenues, earnings and cash flows could be substantially reduced. In addition, the technology related to the products critical to the services we provide is subject to new developments and may result in superior products. If we are not able to access superior products on a cost-effective basis or if suppliers are not able to fulfill our requirements for such products, we could face patient attrition which could substantially reduce our revenues, earnings and cash flows.

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

•

As a result of the broad scope of HCP’s medical practice, HCP is exposed to medical malpractice claims, as well as claims for damages and other expenses, that may not be covered by insurance or for which adequate limits of insurance coverage may not be available.

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

Most of the agreements between health plans and HCP and its associated physician groups contain risk-sharing arrangements under which the physician groups can earn additional compensation from the health plans by coordinating the provision of quality, cost-effective healthcare to members. However, such arrangements may require the physician group to assume a portion of any loss sustained from these arrangements, thereby reducing HCP’s net income. Under these risk-sharing arrangements, HCP and its associated physician groups are responsible for a portion of the cost of hospital services or other services that are not capitated. The terms of the particular risk-sharing arrangement allocate responsibility to the respective parties when the cost of services exceeds the related revenue, which results in a deficit, or permit the parties to share in any surplus amounts when actual costs are less than the related revenue. The amount of non-capitated medical and hospital costs in any period could be affected by factors beyond the control of HCP, such as changes in treatment protocols, new technologies, longer lengths of stay by the patient, and inflation. To the extent that such non-capitated medical and hospital costs are higher than anticipated, revenue may not be sufficient to cover the risk-sharing deficits the health plans and HCP are responsible for, which could reduce HCP’s revenues and profitability. Certain of HCP’s agreements with health plans stipulate that risk-sharing pool deficit amounts are carried forward to offset any future years’ surplus amounts HCP would otherwise be entitled to receive. HCP accrues for any such risk-sharing deficits.

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

HCP’s financial statements are consolidated and include the accounts of its majority-owned subsidiaries and certain non-owned HCP-associated and managed physician groups, which consolidation is effectuated in accordance with applicable accounting standards. Such consolidation for accounting and/or tax purposes does not, is not intended to, and should not be deemed to, imply or provide to HCP any, control over the medical or clinical affairs of such physician groups. In the event of a change in accounting standards promulgated by FASB or in interpretation of its standards, or if there were an adverse determination by a regulatory agency or a court, or a change in state or federal law relating to the ability to maintain present agreements or arrangements with such physician groups, HCP may not be permitted to continue to consolidate the total revenues of such organizations. A change in accounting for consolidation with respect to HCP’s present agreement or arrangements would diminish HCP’s reported revenues but would not be expected to materially adversely affect its reported results of operations, while regulatory or legal rulings or changes in law interfering with HCP’s ability to maintain its present agreements or arrangements could materially diminish both revenues and results of operations.

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

A significant portion of HCP’s revenue is directly or indirectly derived from the monthly premium payments paid by CMS to health plans for medical services provided to Medicare Advantage enrollees. As a result, HCP’s results of operations are, in part, dependent on government funding levels for Medicare Advantage programs. Any changes that limit or reduce Medicare Advantage reimbursement levels, including those recently approved and effective in 2014, such as reductions in or limitations of reimbursement amounts or rates under programs, reductions in funding of programs, expansion of benefits without adequate funding, elimination of coverage for certain benefits, or elimination of coverage for certain individuals or treatments under programs, could have a material adverse effect on HCP.

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

•

Beginning in 2014, Medicare Advantage plans with medical loss ratios below 85% will be required to pay a rebate to the Secretary of HHS. The remittance amount will be the total revenue under the contract year multiplied by the difference between 85% and the plan’s actual medical loss ratio. The Secretary of HHS will halt enrollment in any plan failing to meet this ratio for three consecutive years, and terminate any plan failing to meet the ratio for five consecutive years. If an HCP-contracting Medicare Advantage plan experiences a limitation on enrollment or is otherwise terminated from the Medicare Advantage program, HCP may suffer materially adverse consequences to its business or financial condition.

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

The BCA and the Sequestration Transparency Act of 2012 have reduced by 2% the Net Capitation Payments that CMS pays to Medicare Advantage plans. This reduction to Medicare Advantage plans may result in reductions in payments to HCP’s associated physicians, physician groups, and IPAs, who directly or indirectly contract with such Medicare Advantage plans. Reductions in payments to HCP’s associated physicians, physician groups, and IPAs could have an adverse effect on HCP’s revenues, earnings, and cash flows.

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

Finally, although the Health Reform Acts provide for reductions in payments to Medicare Advantage plans, the Health Reform Acts also provide for bonus payments to Medicare Advantage plans rated four or five stars based on quality measures. In November 2011, CMS announced a three-year demonstration project with an alternative bonus structure that awards bonuses to plans with three or more stars. However, the Government Accountability Office (GAO) and MedPAC have criticized the demonstration project. Therefore, Congress may act to curb the CMS-initiated bonus structure. If Congress does take such action and successfully curbs the bonus structure, HCP’s Medicare Advantage and other revenues and net income would decrease.

HCP’s operations are dependent on competing health plans and, at times, a health plan’s and HCP’s economic interests may diverge.

For the period January 1, 2013 through June 30, 2013, 68% of HCP’s consolidated capitated medical revenues were earned through contracts with three health plans.

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

To expand the operations of its network outside of the Existing Geographic Regions, HCP must devote resources to identifying and exploring such perceived opportunities. Thereafter, HCP must, among other things, recruit and retain qualified personnel, develop new offices, establish potentially new relationships with one or more health plans, and establish new relationships with physicians and other healthcare providers. The ability to establish such new relationships may be significantly inhibited by competition for such relationships and personnel in the health care marketplace in the targeted new geographic regions. Additionally, HCP may face the risk that a substantial portion of the patients served in a new geographic area may be enrolled in a Medicare fee-for-service program and will not desire to transition to a Medicare Advantage program, such as those offered through the health plans that HCP serves, or they may enroll with other health plans with whom HCP does not contract to provide services, which could reduce substantially HCP’s perceived opportunity in such geographic area. In addition, if HCP were to seek expansion outside of the Existing Geographic Regions, HCP would be required to comply with laws and regulations of states that may differ from the ones in which it currently operates, and could face competitors with greater knowledge of such local markets. HCP anticipates that any geographic expansion may require it to make a substantial investment of management time, capital, and/or other resources. There can be no assurance that HCP will be able to establish profitable operations or relationships in any new geographic markets.

Reductions in the quality ratings of the health plans HCP serves could have an adverse effect on its results of operations, financial condition, and/or cash flow.

As a result of the Health Reform Acts, HCP anticipates that the level of reimbursement each health plan receives from CMS will be dependent, in part, upon the quality rating of the Medicare plan that such health plan serves. Such ratings are expected to impact the percentage of any cost savings rebate and any bonuses earned by such health plan. Since a significant portion of HCP’s revenue for 2013 is expected to be calculated as a percentage of CMS reimbursements received by these health plans with respect to HCP members, reductions in the quality ratings of a health plan that HCP serves could have an adverse effect on its results of operations, financial condition, and/or cash flows. In addition, CMS has announced its intention to terminate any plan that has a rating of less than three stars for three consecutive years. Medicare Advantage plans with five stars are permitted to conduct enrollment throughout the year and enrollees in plans with 4.5 or fewer stars are permitted to change plans during the year. Currently, HCP does not contract with any five star plans. Given each health plan’s control of its plans and the many other providers that serve such plans, HCP believes that it will have limited ability to influence the overall quality rating of any such plan. Accordingly, since low quality ratings can potentially lead to the termination of a plan that HCP serves, HCP may not be able to prevent the potential termination of a contracting plan or a shift of patients to other plans based upon quality issues which could, in turn, have an adverse effect on HCP’s results of operations, financial condition, and/or cash flows.

HCP’s records and submissions to a health plan may contain inaccurate or unsupportable information regarding risk adjustment scores of members, which could cause HCP to overstate or understate its revenue and subject it to various penalties.

HCP, on behalf of itself and its associated physicians, physician groups and IPAs, submits to health plans claims and encounter data that support the risk adjustment factor, or RAF, scores attributable to members. These RAF scores determine, in part, the revenue to which the health plans and, in turn, HCP is entitled for the provision of medical care to such members. The data submitted to CMS by each health plan is based on medical charts and diagnosis codes prepared and submitted by HCP. Each health plan generally relies on HCP to appropriately document and support such RAF data in HCP’s medical records. Each health plan also relies on HCP to appropriately code claims for medical services provided to members. HCP may periodically review medical records and may find inaccurate or unsupportable coding or otherwise inaccurate records. Erroneous claims and erroneous encounter records and submissions could result in inaccurate PMPM fee revenue and risk adjustment payments, which may be subject to correction or retroactive adjustment in later periods. This corrected or adjusted information may be reflected in financial statements for periods subsequent to the period in which the revenue was recorded. HCP might also need to refund a portion of the revenue that it received, which refund, depending on its magnitude, could damage its relationship with the applicable health plan and could have a material adverse effect on HCP’s results of operations, financial condition or cash flows.

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

CMS has indicated that, starting with payment year 2011, payment adjustments will not be limited to RAF scores for the specific Medicare Advantage enrollees for which errors are found but may also be extrapolated to the entire Medicare Advantage plan subject to a particular CMS contract. CMS has described its audit process as plan-year specific and CMS has stated that it will not extrapolate audit results for plan years prior to 2011.

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

•

CMS allows Medicare beneficiaries who are enrolled in a Medicare Advantage plan with a quality rating of 4.5 stars or less to enroll in a 5 star rated Medicare Advantage plan at any time during the benefit year. None of the plans HCP serves are 5-star rated. Therefore, HCP may face a competitive disadvantage in recruiting and retaining Medicare beneficiaries.

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

Key primary care physicians with large patient enrollment could retire, become disabled, terminate their provider contracts, get lured away by a competing independent physician association or medical group, or otherwise become unable or unwilling to continue practicing medicine or contracting with HCP or its associated physicians, physician groups, or IPAs. In addition, HCP’s associated physicians, physician groups and IPAs could view the business model as unfavorable or unattractive to such providers, which could cause such associated physicians, physician groups or IPAs to terminate their relationships with HCP. Moreover, given limitations relating to the enforcement of post-termination noncompetition covenants in California, it would be difficult to restrict a primary care physician from competing with HCP’s associated physicians, physician groups, or IPAs. As a result, members who have been served by such physicians could choose to enroll with competitors’ physician organizations or could seek medical care elsewhere, which could reduce HCP’s revenues and profits. Moreover, HCP may not be able to attract new physicians to replace the services of terminating physicians or to service its growing membership.

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

Participation in Accountable Care Organization programs is new and subject to federal regulation, supervision, and evolving regulatory developments and may result in financial liability.

The Health Reform Acts establish a Medicare shared savings program (MSSP) for Accountable Care Organizations (ACOs), which took effect in January 2012. Under the MSSP, the Secretary of HHS may contract with eligible organizations, including group medical practices, to be accountable for the quality, cost and overall care of Medicare beneficiaries assigned to an ACO. Participating ACOs that meet specified quality performance standards will be eligible to share in any savings below a specified benchmark amount. The Secretary of HHS is also authorized, but not required, to use capitation payment models with ACOs. The continued development and expansion of ACOs will have an uncertain impact on HCP’s revenue and profitability.

As an initial step in the formation and development of ACOs, CMS has issued contracts for participation in a Pioneer ACO program. HCP, through certain of its subsidiaries, was awarded contracts to participate as a Pioneer ACO in California, Nevada, and Florida. HCP was in the process of implementing such operations when it decided not to continue its participation in the Pioneer ACO Program. The Pioneer ACO program provides for three-year participation with opportunities for upside incentives and downside risk liability for an assigned population of Medicare fee-for-service patients. It is the responsibility of the participants to provide care to, and manage the health of, a patient population in the states in which a participant is awarded contracts drawn from the traditional Medicare fee-for-service program, using a panel of specified physicians and healthcare facilities. The Pioneer ACO program requires participants to report on ACO operations, utilize healthcare information technology, and attempt to improve the quality of patient care. HCP is evaluating ACOs in which it might participate and expects to be participating in one or more ACOs in the future.

The ACO programs are new and therefore operational and regulatory guidance is limited. It is possible that the operations of HCP’s subsidiary ACOs may not fully comply with current or future regulations and guidelines applicable to ACOs, may not achieve quality targets or cost savings, or may not attract or retain sufficient physicians or patients to allow HCP to meet its objectives. Additionally, poor performance could put the HCP ACOs at financial risk with a potential obligation to CMS. Traditionally, other than fee-for-service billing by the medical clinics and healthcare facilities operated by HCP, HCP has not directly contracted with CMS and has not operated any health plans or provider sponsored networks. Therefore, HCP may not have the necessary experience, systems, or compliance to successfully achieve a positive return on its investment in the ACOs or to avoid financial or regulatory liability. To date, demonstration projects using healthcare delivery models substantially similar to an ACO have not resulted in savings. HCP believes that its historical experience with fully delegated managed care will be applicable to operation of its subsidiary ACOs, but there can be no such assurance.

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

HCP’s professional liability and other insurance coverage may not be adequate to cover HCP’s potential liabilities.

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

CMS determined that, effective January 1, 2013, the SGR formula results in a decrease to the physician Medicare fee schedule reimbursement by 26.5%. Congress, however, enacted the American Taxpayer Relief Act of 2012 which provides, in part, that Medicare physician fee schedule rates for 2012 are extended through December 31, 2013. Therefore, the Medicare fee schedule rates for 2013 are neither subject to the 26.5% SGR formula-driven reduction nor are they subject to any increase over and above the 2012 fee schedule rates. In addition, CMS recently announced that the estimated physician fee schedule update for 2014 would be reduced by 24.4% due to the SGR formula.

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

In addition, CMS announced on January 31, 2013 a call for applications to participate in a new Comprehensive ESRD Care model, under which health care providers, including dialysis facilities, nephrologists, and other Medicare providers and suppliers, will be clinically and financially responsible for all care offered to a group of matched beneficiaries, not only dialysis care or care related to ESRD. The participating ESCOs will have an opportunity to share in Medicare savings with CMS, but could also suffer reduced profitability if participating providers are unable to contain the cost of care for such beneficiaries. Although participation in the Comprehensive ESRD Care model is voluntary and limited to fifteen organizations, it signals CMS’s desire to shift the risk of rising health care costs to providers. CMS has stated that it will evaluate the effectiveness of the ESRD Seamless Care Organizations over a five year period. Mandatory adoption of similar models in the future could adversely affect HCP’s revenues from Medicare.

Congress has a strong interest in reducing the federal debt, which may lead to new proposals designed to achieve savings by altering payment policies. The BCA established a Joint Select Committee on Deficit Reduction, which had the goal of achieving a reduction in the federal debt level of at least $1.2 trillion. As a result of the Joint Select Committee’s failure to draft a proposal by the BCA’s deadline, automatic sequestration cuts in various federal programs (excluding cuts to Medicaid) commenced on March 1, 2013, and a 2% cut to Medicare payments began on April 1, 2013, which has had, and we expect may continue to have, a negative impact on our revenues. In addition, certain Congressional members have stated that the automatic federal spending cuts under the BCA are insufficient to achieve the BCA’s goals of reducing federal spending and, in turn, the federal deficit. Such members have said that the way to achieve these goals is to implement changes to federal entitlement programs, such as Medicare. Therefore it is not possible at this time to estimate what further impact, if any, other federal Medicare provider reimbursement cuts will have on our integrated care business or results of operations.

Because governmental healthcare programs generally reimburse on a fee schedule basis rather than on a charge-related basis, HCP generally cannot increase its revenues from these programs by increasing the amount it charges for its services. Moreover, if HCP’s costs increase, HCP may not be able to recover its increased costs from these programs. Government and private payors have taken and may continue to take steps to control the cost, eligibility for, use, and delivery of healthcare services due to budgetary constraints, and cost containment pressures as well as other financial issues. HCP believes that these trends in cost containment will continue. These cost containment measures, and other market changes in non-governmental insurance plans have generally restricted HCP’s ability to recover, or shift to non-governmental payors, any increased costs that HCP experiences. HCP’s business and financial operations may be materially affected by these cost containment measures, and other market changes.

HCP’s business model depends on numerous complex management information systems and any failure to successfully maintain these systems or implement new systems could materially harm HCP’s operations and result in potential violations of healthcare laws and regulations.

HCP depends on a complex, specialized, and integrated management information system and standardized procedures for operational and financial information, as well as for HCP’s billing operations. HCP may experience unanticipated delays, complications, or expenses in implementing, integrating, and operating these integrated systems. Moreover, HCP may be unable to enhance its existing management information system or implement new management information systems where necessary. HCP’s management information system may require modifications, improvements, or replacements that may require both substantial expenditures as well as interruptions in operations. HCP’s ability to implement and operate its integrated systems is subject to the availability of information technology and skilled personnel to assist HCP in creating and maintaining these systems.

HCP’s failure to successfully implement and maintain all of its systems could have a material adverse effect on its business, financial condition, and results of operations. For example, HCP’s failure to successfully operate its billing systems could lead to potential violations of healthcare laws and regulations. If HCP is unable to handle its claims volume, or if HCP is unable to pay claims timely, HCP may become subject to a health plan’s corrective action plan or de-delegation until the problem is corrected, and/or termination of the health plan’s agreement with HCP. This could have a material adverse effect on HCP’s operations and profitability. In addition, if HCP’s claims processing system is unable to process claims accurately, the data HCP uses for its incurred but not received (IBNR) estimates could be incomplete and HCP’s ability to accurately estimate claims liabilities and establish adequate reserves could be adversely affected. Finally, if HCP’s management information systems are unable to function in compliance with applicable state or federal rules and regulations, including, without limitation, medical information confidentiality laws such as HIPAA, possible penalties and fines due to this lack of compliance could have a material adverse effect on HCP’s financial condition, and results of operations.

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

Due to potential decreased availability of healthcare through private employers, the number of patients who are uninsured or participate in governmental programs may increase. The Health Reform Acts will increase the participation of individuals in the Medicaid program in states that elect to participate in the expanded Medicaid coverage. A shift in payor mix from managed care and other private payors to government payors as well as an increase in the number of uninsured patients may result in a reduction in the rates of reimbursement to HCP or an increase in uncollectible receivables or uncompensated care, with a corresponding decrease in net revenue. Changes in the eligibility requirements for governmental programs such as the Medicaid program under the Health Reform Acts and state decisions on whether to participate in the expansion of such programs also could increase the number of patients who participate in such programs and the number of uninsured patients. Even for those patients who remain in private insurance plans, changes to those plans could increase patient financial responsibility, resulting in a greater risk of uncollectible receivables. These factors and events could have a material adverse effect on HCP’s business, financial condition, and results of operations.

Negative publicity regarding the managed healthcare industry generally or HCP in particular could adversely affect HCP’s results of operations or business.

Negative publicity regarding the managed healthcare industry generally, the Medicare Advantage program or HCP in particular, may result in increased regulation and legislative review of industry practices that further increase HCP’s costs of doing business and adversely affect HCP’s results of operations or business by:

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

A portion of our outstanding debt bears interest at variable rates. We are subject to LIBOR-based interest rate volatility from a floor of 1.50% to a cap of 2.50% on $1,250 million notional amounts of our Term Loan B outstanding debt as a result of several interest rate cap agreements that were entered into in March 2013. The remaining $456 million of outstanding debt on the Term Loan B is subject to LIBOR-based interest rate volatility above a floor of 1.50%. At June 30, 2013, we were also subject to LIBOR-based interest rate volatility above a floor of 1.00% to a cap of 2.50% on $1,485 million of outstanding debt associated with our Term Loan B-2. The remaining $157 million of outstanding debt on the Term Loan B-2 is subject to LIBOR-based interest rate volatility above a floor of 1.00%. At June 30, 2013, we were also subject to LIBOR-based interest rate volatility on Term Loan A-3 and Term Loan A but as a result of our swap agreements the LIBOR-based variable component of our interest rate is economically fixed at June 30, 2013.

We also have approximately $350 million of additional borrowings available of which approximately $113 million was committed for outstanding letters of credit, under our Senior Secured Credit Facilities that are subject to LIBOR-based interest rate volatility and approximately $1 million committed for our outstanding letter of credit related to HCP secured by a certificate of deposit. We may also incur additional variable rate debt in the future. Increases in interest rates would increase our interest expense of the variable portion of our indebtedness, which could negatively impact our earnings and cash flow and our ability to service our indebtedness which would be particularly significant in the event of rapid and substantial increases in interest rates.

At June 30, 2013, if interest rates were to hypothetically increase by 100 basis points it would increase our interest expense by approximately $3.3 million, which increase relates to our Term Loan B-2 that is subject to LIBOR-based interest rate volatility above a floor of 1.00%. See “Item 3—Quantitative and Qualitative Disclosures about Market Risk” for more information.

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

Most of our outstanding employee stock-based compensation awards include a provision accelerating the vesting of the awards in the event of a change of control. We also maintain a change of control protection program for our employees who do not have a significant number of stock awards, which has been in place since 2001, and which provides for cash bonuses to the employees in the event of a change of control. Based on the market price of our common stock and shares outstanding on June 30, 2013, these cash bonuses would total approximately $506 million if a change of control transaction occurred at that price and our Board of Directors did not modify this program. These change of control provisions may affect the price an acquirer would be willing to pay for our Company.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Stock repurchases

The following table summarizes the Company’s repurchases of its common stock during the first quarter of 2013:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
April 1-30, 2013	—	$—	—	$358.2
May 1-31, 2013	—	—	—	358.2
June 1-30, 2013	—	—	—	358.2

Total	—	$—	—

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

Items 3, 4 and 5 are not applicable

Item 6.	Exhibits

(a) Exhibits

Exhibit Number

10.1	Employment Agreement, effective July 5, 2013, by and between DaVita HealthCare Partners Inc. and Garry E. Menzel. ✓*

12.1	Ratio of earnings to fixed charges. ✓

31.1	Certification of the Chief Executive Officer, dated August 7, 2013, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

31.2	Certification of the Chief Financial Officer, dated August 7, 2013, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

32.1	Certification of the Chief Executive Officer, dated August 7, 2013, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

32.2	Certification of the Chief Financial Officer, dated August 7, 2013, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation, Linkbase Document.

✓	Filed herewith.
*	Management contract or executive compensation plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAVITA HEALTHCARE PARTNERS INC.

BY:	/s/ JAMES K. HILGER
James K. Hilger Interim Chief Financial Officer and Chief Accounting Officer*

Date: August 7, 2013

*	Mr. Hilger has signed both on behalf of the Registrant as a duly authorized officer and as the Registrant’s principal accounting officer.

INDEX TO EXHIBITS

Exhibit Number

10.1	Employment Agreement, effective July 5, 2013, by and between DaVita HealthCare Partners Inc. and Garry E. Menzel. ✓*

12.1	Ratio of earnings to fixed charges. ✓

31.1	Certification of the Chief Executive Officer, dated August 7, 2013, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

31.2	Certification of the Chief Financial Officer, dated August 7, 2013, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

32.1	Certification of the Chief Executive Officer, dated August 7, 2013, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

32.2	Certification of the Chief Financial Officer, dated August 7, 2013, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation, Linkbase Document.

✓	Filed herewith.
*	Management contract or executive compensation plan or arrangement.