Form 10-Q
period 2013-09-30
DAVITA HEALTHCARE PARTNERS INC.
filed 2013-11-06
CIK 927066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

For the Quarterly Period Ended September 30, 2013

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

As of October 31, 2013, the number of shares of the Registrant’s common stock outstanding was approximately 212.7 million shares and the aggregate market value of the common stock outstanding held by non-affiliates based upon the closing price of these shares on the New York Stock Exchange was approximately $12.0 billion.

DAVITA HEALTHCARE PARTNERS INC.

Note: Items 3, 4 and 5 of Part II are omitted because they are not applicable.

i

DAVITA HEALTHCARE PARTNERS INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(dollars in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Patient service revenues	$2,126,699	$1,842,853	$6,155,223	$5,422,100
Less: Provision for uncollectible accounts	(74,477)	(59,822)	(216,725)	(167,268)

Net patient service revenues	2,052,222	1,783,031	5,938,498	5,254,832
Capitated revenues	747,264	16,362	2,219,953	44,894
Other revenues	200,100	146,495	542,390	408,701

Total net revenues	2,999,586	1,945,888	8,700,841	5,708,427

Operating expenses and charges:
Patient care costs and other costs	2,095,334	1,327,373	6,070,545	3,876,090
General and administrative	305,138	197,912	857,658	616,106
Depreciation and amortization	132,765	80,100	389,263	232,691
Provision for uncollectible accounts	1,498	1,390	3,636	3,534
Equity investment income	(9,223)	(3,064)	(26,239)	(8,314)
Loss contingency reserve and other legal settlements	97,000	1,292	397,000	79,292
Contingent earn-out obligation adjustment	—	—	(56,977)	—

Total operating expenses and charges	2,622,512	1,605,003	7,634,886	4,799,399

Operating income	377,074	340,885	1,065,955	909,028
Debt expense	(108,421)	(70,494)	(322,334)	(192,584)
Other income, net	2,113	819	1,337	2,698

Income from continuing operations before income taxes	270,766	271,210	744,958	719,142
Income tax expense	100,930	98,647	245,266	261,943

Income from continuing operations	169,836	172,563	499,692	457,199
Discontinued operations:
(Loss) income from operations of discontinued operations, net of tax	—	(13)	(139)	238
Gain on disposal of discontinued operations, net of tax	—	—	13,375	—

Net income	169,836	172,550	512,928	457,437
Less: Net income attributable to noncontrolling interests	(33,208)	(27,829)	(91,760)	(77,259)

Net income attributable to DaVita HealthCare Partners Inc.	$136,628	$144,721	$421,168	$380,178

Earnings per share:
Basic income from continuing operations per share attributable to DaVita HealthCare Partners Inc.	$0.65	$0.76	$1.95	$2.01

Basic net income per share attributable to DaVita HealthCare Partners Inc.	$0.65	$0.76	$2.01	$2.02

Diluted income from continuing operations per share attributable to DaVita HealthCare Partners Inc.	$0.64	$0.75	$1.90	$1.98

Diluted net income per share attributable to DaVita HealthCare Partners Inc.	$0.64	$0.75	$1.96	$1.98

Weighted average shares for earnings per share:
Basic	210,394,560	189,959,716	209,725,439	188,618,198

Diluted	214,902,860	193,269,240	214,631,587	192,248,452

Amounts attributable to DaVita HealthCare Partners Inc.:
Income from continuing operations	$136,628	$144,726	$407,919	$379,953
Discontinued operations	—	(5)	13,249	225

Net income	$136,628	$144,721	$421,168	$380,178

See notes to condensed consolidated financial statements.

DAVITA HEALTHCARE PARTNERS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net income	$169,836	$172,550	$512,928	$457,437

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on interest rate swap and cap agreements:
Unrealized (loss) gain on interest rate swap and cap agreements	(7,733)	(1,741)	1,583	(6,104)
Reclassifications of net swap and cap agreements realized loss into net income	3,464	2,530	9,433	7,586
Unrealized gains on investments:
Unrealized gain on investments	648	445	1,367	1,387
Reclassification of net investment realized gains into net income	—	—	(94)	(75)
Foreign currency translation adjustments	2,741	(135)	(1,206)	(1,593)

Other comprehensive (loss) income	(880)	1,099	11,083	1,201

Total comprehensive income	168,956	173,649	524,011	458,638
Less: Comprehensive income attributable to noncontrolling interests	(33,208)	(27,829)	(91,760)	(77,259)

Comprehensive income attributable to DaVita HealthCare Partners Inc.	$135,748	$145,820	$432,251	$381,379

See notes to condensed consolidated financial statements.

DAVITA HEALTHCARE PARTNERS INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands, except per share data)

	September 30, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$970,694	$533,748
Short-term investments	6,796	7,138
Accounts receivable, less allowance of $221,602 and $245,122	1,404,050	1,424,303
Inventories	84,899	78,126
Other receivables	295,540	265,671
Other current assets	156,940	201,572
Income tax receivable	64,351	55,454
Deferred income taxes	398,138	315,782

Total current assets	3,381,408	2,881,794
Property and equipment, net of accumulated depreciation of $1,699,441 and $1,522,183	2,048,235	1,872,370
Intangibles, net of accumulated amortization of $438,611 and $304,323	2,059,568	2,128,118
Equity investments	41,465	35,150
Long-term investments	72,568	59,341
Other long-term assets	79,833	79,854
Goodwill	9,144,242	8,952,987

	$16,827,319	$16,009,614

LIABILITIES AND EQUITY
Accounts payable	$358,402	$414,143
Other liabilities	481,840	568,616
Accrued compensation and benefits	685,352	566,911
Medical payables	270,762	238,964
Loss contingency reserve	397,000	—
Current portion of long-term debt	259,770	227,791

Total current liabilities	2,453,126	2,016,425
Long-term debt	8,181,434	8,326,534
Other long-term liabilities	353,723	443,743
Alliance and product supply agreement, net	10,660	14,657
Deferred income taxes	769,713	710,638

Total liabilities	11,768,656	11,511,997
Commitments and contingencies
Noncontrolling interests subject to put provisions	621,232	580,692
Equity:
Preferred stock ($0.001 par value, 5,000,000 shares authorized; none issued)
Common stock ($0.001 par value, 450,000,000 shares authorized; 212,671,800 shares issued and outstanding at September 30, 2013; 269,724,566 shares issued and 210,997,150 shares outstanding at December 31, 2012)	213	270
Additional paid-in capital	1,120,276	1,208,665
Retained earnings	3,151,711	3,731,835
Treasury stock, at cost (58,727,416 shares at December 31, 2012)	—	(1,162,336)
Accumulated other comprehensive loss	(4,214)	(15,297)

Total DaVita HealthCare Partners Inc. shareholders’ equity	4,267,986	3,763,137
Noncontrolling interests not subject to put provisions	169,445	153,788

Total equity	4,437,431	3,916,925

	$16,827,319	$16,009,614

See notes to condensed consolidated financial statements.

DAVITA HEALTHCARE PARTNERS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Nine months ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$512,928	$457,437
Adjustments to reconcile net income to cash provided by operating activities:
Loss contingency reserve	397,000	—
Depreciation and amortization	389,387	234,368
Stock-based compensation expense	47,095	34,857
Tax benefits from stock award exercises	40,870	60,252
Excess tax benefits from stock award exercises	(31,722)	(39,346)
Deferred income taxes	(52,085)	(1,374)
Equity investment income, net	1,074	10
Other non-cash (income) charges and loss on disposal of assets	(54,203)	17,244
Changes in operating assets and liabilities, other than from acquisitions and divestitures:
Accounts receivable	20,856	(51,349)
Inventories	(5,494)	1,958
Other receivables and other current assets	(35,757)	65,047
Other long-term assets	17,861	3,429
Accounts payable	(71,581)	(18,200)
Accrued compensation and benefits	114,877	113,101
Other current liabilities	91,503	87,223
Income taxes	(15,212)	(69,108)
Other long-term liabilities	51,757	5,064

Net cash provided by operating activities	1,419,154	900,613

Cash flows from investing activities:
Additions of property and equipment, net	(399,527)	(378,949)
Acquisitions	(234,802)	(419,114)
Proceeds from asset and business sales	62,282	2,118
Purchase of investments available for sale	(6,630)	(3,452)
Purchase of investments held-to-maturity	(1,034)	(5,257)
Proceeds from sale of investments available for sale	1,091	6,796
Proceeds from maturities of investments held-to-maturity	1,376	12,375
Purchase of intangible assets	(53)	(1,276)
Distributions received on equity investments	211	2

Net cash used in investing activities	(577,086)	(786,757)

Cash flows from financing activities:
Borrowings	49,941,883	26,992,105
Payments on long-term debt, contingent obligations and other financing costs	(50,326,174)	(25,821,996)
Restricted cash	—	(1,268,767)
Distributions to noncontrolling interests	(99,736)	(81,978)
Stock award exercises and other share issuances, net	12,432	8,395
Excess tax benefits from stock award exercises	31,722	39,346
Contributions from noncontrolling interests	30,041	19,368
Proceeds from sales of additional noncontrolling interests	6,083	1,844
Purchases from noncontrolling interests	(474)	(13,774)

Net cash used in financing activities	(404,223)	(125,457)
Effect of exchange rate changes on cash and cash equivalents	(899)	43

Net increase (decrease) in cash and cash equivalents	436,946	(11,558)
Cash and cash equivalents at beginning of period	533,748	393,752

Cash and cash equivalents at end of period	$970,694	$382,194

See notes to condensed consolidated financial statements.

DAVITA HEALTHCARE PARTNERS INC.

CONSOLIDATED STATEMENTS OF EQUITY

(unaudited)

(dollars and shares in thousands)

	Non- controlling interests subject to put provisions	DaVita HealthCare Partners Inc. Shareholders’ Equity								Non- controlling interests not subject to put provisions
		Common stock		Additional paid-in capital	Retained earnings	Treasury stock		Accumulated other comprehensive income (loss)	Total
Balance at December 31, 2011	$478,216	269,725	$270	$596,165	$3,195,818	(82,442)	$(1,631,694)	$(19,484)	$2,141,075	$127,050
Comprehensive income:
Net income	66,456				536,017				536,017	38,764
Other comprehensive income								4,187	4,187
Stock purchase shares issued				4,311		203	4,011		8,322
Stock unit shares issued				(8,303)		419	8,303		—
Stock options and SSARs exercised				(83,558)		4,332	85,733		2,175
Stock-based compensation expense				45,384					45,384
Excess tax benefits from stock awards exercised				62,036					62,036
Issuance of common stock associated with the HCP acquisition				684,161		18,761	371,311		1,055,472
Assumption of noncontrolling interests associated with the HCP acquisition										29,850
Distributions to noncontrolling interests	(70,133)									(43,371)
Contributions from noncontrolling interests	26,371									11,024
Sales and assumptions of additional noncontrolling interests	20,124			1,064					1,064	2,432
Purchases from noncontrolling interests	(5,229)			(20,694)					(20,694)	(838)
Changes in fair value of noncontrolling interests	71,901			(71,901)					(71,901)
Held for sale reclassification	(7,014)
Purchase accounting adjustments										(11,123)

Balance at December 31, 2012	$580,692	269,725	$270	$1,208,665	$3,731,835	(58,727)	$(1,162,336)	$(15,297)	$3,763,137	$153,788
Comprehensive income:
Net income	59,605				421,168				421,168	32,155
Other comprehensive income								11,083	11,083
Stock unit shares issued		2	—	(3,247)		164	3,247		—
Stock-settled SAR shares issued		65	—	(28,561)		1,443	28,561		—
Stock-based compensation expense				47,095					47,095
Excess tax benefits from stock awards exercised				31,722					31,722
Distributions to noncontrolling interests	(58,049)									(41,687)
Contributions from noncontrolling interests	19,973									10,068
Sales and assumptions of additional noncontrolling interests	21,273			(866)					(866)	7,980
Purchases from noncontrolling interests				(474)					(474)
Expiration of put option and other reclassification	(7,141)									7,141
Changes in fair value of noncontrolling interests	4,879			(4,879)					(4,879)
Treasury stock retirement		(57,120)	(57)	(129,179)	(1,001,292)	57,120	1,130,528		—

Balance at September 30, 2013	$621,232	212,672	$213	$1,120,276	$3,151,711	—	$—	$(4,214)	$4,267,986	$169,445

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

1. Condensed consolidated interim financial statements

The condensed consolidated interim financial statements included in this report are prepared by the Company without audit. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations are reflected in these consolidated interim financial statements. All significant intercompany accounts and transactions have been eliminated. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The most significant estimates and assumptions underlying these financial statements and accompanying notes generally involve the accrual of an estimated loss contingency reserve and its impact on the Company’s income taxes, revenue recognition and accounts receivable, impairments of long-lived assets, fair value estimates, accounting for income taxes, variable compensation accruals, consolidation of variable interest entities, purchase accounting valuation estimates, long-term incentive program compensation and medical liability claims. The results of operations for the nine months ended September 30, 2013 are not necessarily indicative of the operating results for the full year. The condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Prior year balances and amounts have been reclassified to conform to the current year presentation and retrospectively revised to reflect purchase accounting entries. The Company has evaluated subsequent events through the date these condensed consolidated financial statements were issued and has included all necessary disclosures.

2. Earnings per share

Basic net income per share is calculated by dividing net income attributable to the Company, adjusted for any change in noncontrolling interests redemption rights in excess of fair value, by the weighted average number of common shares and vested stock units outstanding. Diluted net income per share includes the dilutive effect of outstanding stock-settled stock appreciation rights, stock options and unvested stock units (under the treasury stock method).

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

The reconciliations of the numerators and denominators used to calculate basic and diluted earnings per share are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Basic:
Income from continuing operations attributable to DaVita HealthCare Partners Inc.	$136,628	$144,726	$407,919	$379,953
Change in noncontrolling interests redemption rights in excess of fair value	259	—	—	—

Income from continuing operations for basic earnings per share calculation	$136,887	$144,726	$407,919	$379,953
Discontinued operations attributable to DaVita HealthCare Partners Inc.	—	(5)	13,249	225

Net income attributable to DaVita HealthCare Partners Inc. for basic earnings per share calculation	$136,887	$144,721	$421,168	$380,178

Weighted average shares outstanding during the period	212,584	189,954	211,914	188,612
Vested stock units	5	6	5	6
Contingently returnable shares held in escrow for the DaVita HealthCare Partners merger	(2,194)	—	(2,194)	—

Weighted average shares for basic earnings per share calculation	210,395	189,960	209,725	188,618

Basic income from continuing operations per share attributable to DaVita HealthCare Partners Inc.	$0.65	$0.76	$1.95	$2.01
Basic income from discontinued operations per share attributable to DaVita HealthCare Partners Inc.	$—	$—	$0.06	$0.01

Basic net income per share attributable to DaVita HealthCare Partners Inc.	$0.65	$0.76	$2.01	$2.02

Diluted:
Income from continuing operations attributable to DaVita HealthCare Partners Inc.	$136,628	$144,726	$407,919	$379,953
Change in noncontrolling interests redemption rights in excess of fair value	259	—	—	—

Income from continuing operations for diluted earnings per share calculation	$136,887	$144,726	$407,919	$379,953
Discontinued operations attributable to DaVita HealthCare Partners Inc.	—	(5)	13,249	225

Net income attributable to DaVita HealthCare Partners Inc. for diluted earnings per share calculation	$136,887	$144,721	$421,168	$380,178

Weighted average shares outstanding during the period	212,584	189,954	211,914	188,612
Vested stock units	5	6	5	6
Assumed incremental shares from stock plans	2,314	3,309	2,713	3,630

Weighted average shares for diluted earnings per share calculation	214,903	193,269	214,632	192,248

Diluted income from continuing operations per share attributable to DaVita HealthCare Partners Inc.	$0.64	$0.75	$1.90	$1.98
Diluted income from discontinued operations per share attributable to DaVita HealthCare Partners Inc.	$—	$—	$0.06	$—

Diluted net income per share attributable to DaVita HealthCare Partners Inc.	$0.64	$0.75	$1.96	$1.98

Anti-dilutive stock-settled awards excluded from calculation (1)	4,908	472	3,871	3,282

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

During the nine months ended September 30, 2013, the Company granted 3,377 stock-settled stock appreciation rights with an aggregate grant-date fair value of $45,440 and a weighted-average expected life of approximately 4.1 years, and also granted 33 stock units with an aggregate grant-date fair value of $1,978 and a weighted-average expected life of approximately 2.1 years.

For the nine months ended September 30, 2013 and 2012, the Company recognized $47,095 and $34,857, respectively, in stock-based compensation expense for stock appreciation rights, stock units and discounted employee stock plan purchases, which are primarily included in general and administrative expenses. The estimated tax benefits recorded for stock-based compensation through September 30, 2013 and 2012 was $17,466 and $12,992, respectively. As of September 30, 2013, there was $104,293 of total estimated unrecognized compensation cost related to unvested stock-based compensation arrangements under the Company’s equity compensation and stock purchase plans. The Company expects to recognize this cost over a weighted average remaining period of 1.3 years.

Beginning in 2013, the Company no longer has stock options outstanding and did not receive any cash proceeds from stock option exercises during the first nine months of 2013. During the nine months ended September 30, 2012, the Company received $2,174 in cash proceeds from stock option exercises. In addition, for the nine months ended September 30, 2013 and 2012 the Company received $40,870 and $60,252, respectively, in actual tax benefits upon the exercise of stock awards.

On June 17, 2013, the stockholders of the Company approved an amendment to the DaVita HealthCare Partners Inc. 2011 Incentive Award Plan to increase the number of shares of common stock available for issuance under the Plan by 8,500 shares.

In the third quarter of 2013, the Board of Directors approved a two-for-one stock split of the Company’s common stock in the form of a stock dividend payable on September 6, 2013 to stockholders of record on August 23, 2013. The Company’s common stock began trading on a post-split basis on September 9, 2013. All share and per share data for all periods presented have been adjusted to reflect the effects of the stock split.

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

During the nine months ended September 30, 2013, the Company’s allowance for doubtful accounts decreased by approximately $23,520. This was primarily due to continued higher non-covered Medicare write-offs during the period in the Company’s U.S. dialysis business. There were no unusual transactions impacting the allowance for doubtful accounts.

5. Goodwill

Changes in goodwill by reportable segments were as follows:

	Nine months ended September 30, 2013
	U.S. dialysis and related lab services	HCP	Other-ancillary services and strategic initiatives	Consolidated total
Balance at January 1, 2013	$5,309,152	$3,506,808	$137,027	$8,952,987
Acquisitions	146,140	16,994	29,688	192,822
Divestitures	(2,728)	—	—	(2,728)
Other adjustments	12	—	1,149	1,161

Balance at September 30, 2013	$5,452,576	$3,523,802	$167,864	$9,144,242

	Year ended December 31, 2012
	U.S. dialysis and related lab services	HCP	Other-ancillary services and strategic initiatives	Consolidated total
Balance at January 1, 2012	$4,865,864	$—	$81,112	$4,946,976
Acquisitions	443,997	3,518,790	88,611	4,051,398
Divestitures	(709)	—	—	(709)
Held for sale	—	—	(31,853)	(31,853)
Other adjustments	—	—	(843)	(843)

Balance at December 31, 2012 as previously reported	$5,309,152	$3,518,790	$137,027	$8,964,969
HCP purchase accounting adjustments	—	(11,982)	—	(11,982)

Balance at December 31, 2012 as adjusted	$5,309,152	$3,506,808	$137,027	$8,952,987

Each of the Company’s operating segments described in Note 13 to these condensed consolidated financial statements represents an individual reporting unit for goodwill impairment testing purposes, except that each sovereign jurisdiction within our international operations segments is considered a separate reporting unit.

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

Within the U.S. dialysis and related lab services operating segment, the Company considers each of its dialysis centers to constitute an individual business for which discrete financial information is available. However, since these dialysis centers have similar operating and economic characteristics, and the allocation of resources and significant investment decisions concerning these businesses are highly centralized and the benefits broadly distributed, the Company has aggregated these centers and deemed them to constitute a single reporting unit.

The Company has applied a similar aggregation to the HCP operations in each region, to the vascular access service centers in its vascular access services reporting unit, to the physician practices in its physician services reporting unit, and to the dialysis centers in each sovereign international jurisdiction. For the Company’s additional operating segments, no component below the operating segment level is considered a discrete business and therefore these operating segments directly constitute individual reporting units.

During the first nine months of 2013, the Company did not record any goodwill impairment charges and, as of September 30, 2013, none of the goodwill associated with the Company’s various reporting units was considered at risk of impairment. Since the dates of the Company’s last annual goodwill impairment tests, there have been no material developments, events, changes in operating performance or other changes in circumstances that would cause management to believe it is more likely than not that the fair value of any of its reporting units would be less than its carrying amount.

6. Long-term debt

Long-term debt was comprised of the following:

	September 30, 2013	December 31, 2012
Senior Secured Credit Facilities:
Term Loan A	$825,000	$900,000
Term Loan A-3	1,299,375	1,350,000
Term Loan B	1,701,875	1,715,000
Term Loan B-2	1,637,625	1,650,000
Senior notes	2,800,000	2,800,000
Acquisition obligations and other notes payable	57,770	64,276
Capital lease obligations	138,198	96,594

Total debt principal outstanding	8,459,843	8,575,870
Discount on long-term debt	(18,639)	(21,545)

	8,441,204	8,554,325
Less current portion	(259,770)	(227,791)

	$8,181,434	$8,326,534

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

Scheduled maturities of long-term debt at September 30, 2013 were as follows:

2013 (remainder of the year)	60,943
2014	267,108
2015	843,928
2016	1,895,122
2017	908,124
2018	804,715
Thereafter	3,679,903

During the first nine months of 2013, the Company made mandatory principal payments under its Senior Secured Credit Facilities totaling $75,000 on the Term Loan A, $50,625 on the Term Loan A-3, $13,125 on the Term Loan B and $12,375 on the Term Loan B-2.

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

As of September 30, 2013, the Company maintains several interest rate swap agreements that were entered into in March 2013 with amortizing notional amounts of these swap agreements totaling $1,299,375. These agreements have the economic effect of modifying the LIBOR variable component of the Company’s interest rate on an equivalent amount of the Company’s Term Loan A-3 to fixed rates ranging from 0.49% to 0.52%, resulting in an overall weighted average effective interest rate of 3.01%, including the Term Loan A-3 margin of

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

2.50%. The swap agreements expire on September 30, 2016 and require monthly interest payments. During the nine months ended September 30, 2013, the Company recognized debt expense of $2,145 from these swaps. As of September 30, 2013, the total fair value of these swap agreements was a net asset of approximately $3,909. The Company estimates that approximately $3,511 of existing unrealized pre-tax losses in other comprehensive income at September 30, 2013 will be reclassified into income over the next twelve months.

In addition, as of September 30, 2013, the Company also maintains several forward interest rate swap agreements that were entered into in March 2013 with amortizing notional amounts totaling $600,000. These forward swap agreements will be effective September 30, 2014 and will have the economic effect of modifying the LIBOR variable component of the Company’s interest rate on an equivalent amount of the Company’s outstanding debt to fixed rates ranging from 0.72% to 0.75%. These swap agreements expire on September 30, 2016 and will require monthly interest payments beginning in October 2014. Any unrealized gains or losses resulting from changes in the fair value of these swaps will be recorded in other comprehensive income. As of September 30, 2013, the total fair value of these swap agreements was a net asset of approximately $1,676.

As of September 30, 2013, the Company maintains several interest rate cap agreements that were entered into in March 2013 with notional amounts totaling $1,250,000 on the Company’s Term Loan B debt and $1,485,000 on the Company’s Term Loan B-2 debt. These agreements have the economic effect of capping the LIBOR variable component of the Company’s interest rate at a maximum of 2.50% on an equivalent amount of the Company’s Term Loan B and Term Loan B-2 debt. During the nine months ended September 30, 2013, the Company recognized debt expense of $1,220 from these caps. The cap agreements expire on September 30, 2016. As of September 30, 2013, the total fair value of these cap agreements was an asset of approximately $8,838. During the nine months ended September 30, 2013, the Company recorded a gain of $302 in other comprehensive income due to an increase in the unrealized fair value of these cap agreements.

As of September 30, 2013, the Company also maintains a total of nine other interest rate swap agreements with amortizing notional amounts totaling $825,000. These agreements had the economic effect of modifying the LIBOR variable component of the Company’s interest rate on an equivalent amount of the Company’s Term Loan A to fixed rates ranging from 1.59% to 1.64%, resulting in an overall weighted average effective interest rate of 4.36%, including the Term Loan A margin of 2.75%. The swap agreements expire on September 30, 2014 and require monthly interest payments. During the nine months ended September 30, 2013, the Company recognized debt expense of $9,383 from these swaps. As of September 30, 2013, the total fair value of these swap agreements was a liability of approximately $10,759. The Company estimates that approximately $10,759 of existing unrealized pre-tax losses in other comprehensive income at September 30, 2013 will be reclassified into income over the next twelve months.

As of September 30, 2013, the Company also maintains five interest rate cap agreements with notional amounts totaling $1,250,000. These agreements have the economic effect of capping the LIBOR variable component of our interest rate at a maximum of 4.00% on an equivalent amount of our Term Loan B debt. However, as a result of the new interest rate cap agreements that were entered into in March 2013, as described above, these interest rate cap agreements became ineffective cash flow hedges and as a result any changes in the fair value associated with these interest rate cap agreements will be charged to income. During the nine months ended September 30, 2013, the Company recognized debt expense of $2,691 from these caps. The cap agreements expire on September 30, 2014. As of September 30, 2013, the total fair value of these cap agreements was an asset of approximately $4. During the first quarter of 2013, the Company recorded a loss of $3 in other comprehensive income when these caps were designated as effective cash flow hedges due to a decrease in the

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

unrealized fair value of these cap agreements. In late first quarter of 2013, these caps were redesignated as ineffective cash flow hedges and as a result the Company realized a loss of $59 related to a decrease in the fair value of these cap agreements during the second and third quarters of 2013.

The following table summarizes the Company’s derivative instruments as of September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
Derivatives designated as hedging instruments	Balance sheet location	Fair value	Balance sheet location	Fair value
Interest rate swap agreements	Other short-term liabilities	$14,270	Other long-term liabilities	$18,994

Interest rate swap agreements	Other long-term assets	$9,096		$—

Interest rate cap agreements	Other long-term assets	$8,842	Other long-term assets	$65

The following table summarizes the effects of the Company’s interest rate swap and cap agreements for the three and nine months ended September 30, 2013 and 2012:

	Amount of gains (losses) recognized in OCI on interest rate swap and cap agreements				Location of losses reclassified from accumulated OCI into income	Amount of losses reclassified from accumulated OCI into income
	Three months ended September 30,		Nine months ended September 30,			Three months ended September 30,		Nine months ended September 30,
Derivatives designated as cash flow hedges	2013	2012	2013	2012		2013	2012	2013	2012
Interest rate swap agreements	$(10,010)	$(2,729)	$2,292	$(8,766)	Debt expense	$(4,162)	$(3,244)	$(11,528)	$(9,723)
Interest rate cap agreements	(2,646)	(121)	299	(1,224)	Debt expense	(1,507)	(897)	(3,911)	(2,691)
Tax (expense) benefit	4,923	1,109	(1,008)	3,886		2,205	1,611	6,006	4,828

Total	$(7,733)	$(1,741)	$1,583	$(6,104)		$(3,464)	$(2,530)	$(9,433)	$(7,586)

As of September 30, 2013, interest rates on the Company’s Term Loan B and Term Loan B-2 debt are effectively fixed because of an embedded LIBOR floor which is higher than actual LIBOR as of such date. Furthermore, interest rates on $1,250,000 of the Company’s Term Loan B and $1,485,000 of the Company’s Term Loan B-2 are subject to interest rate caps if LIBOR should rise above 2.50%. Interest rates on the Company’s senior notes are fixed by their terms. The LIBOR variable component of the Company’s interest rates on the Company’s Term Loan A and the Term Loan A-3 are economically fixed as a result of interest rate swaps.

As a result of embedded LIBOR floors in some of the Company’s debt agreements and the swap and cap agreements, the Company’s overall weighted average effective interest rate on the Senior Secured Credit Facilities was 4.18%, based upon the current margins in effect of 2.75% for the Term Loan A, 2.50% for the Term Loan A-3 and 3.00% for both the Term Loan B and for the Term Loan B-2, as of September 30, 2013.

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

The Company’s overall weighted average effective interest rate during the third quarter of 2013 was 4.87% and as of September 30, 2013 was 4.86%.

As of September 30, 2013, the Company had undrawn revolving credit facilities totaling $350,000 of which approximately $99,000 was committed for outstanding letters of credit. In addition, HCP has an outstanding letter of credit of approximately $1,000 that is secured by a certificate of deposit.

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

Inquiries by the Federal Government and Certain Related Civil Proceedings

Vainer Private Civil Suit: In December 2008, the Company received a subpoena for documents from the OIG relating to the pharmaceutical products Zemplar, Hectorol, Venofer, Ferrlecit and EPO, as well as other related matters. The subpoena covered the period from January 2003 to December 2008. The Company has been in contact with the U.S. Attorney’s Office for the Northern District of Georgia and the U.S. Department of Justice in Washington, DC since November 2008 relating to this matter, and has been advised that this was a civil inquiry. On June 17, 2009, the Company learned that the allegations underlying this inquiry were made as part of a civil complaint filed by individuals and brought pursuant to the qui tam provisions of the federal False Claims Act. On April 1, 2011, the U.S. District Court for the Northern District of Georgia ordered the case to be unsealed. At that time, the Department of Justice and U.S. Attorney’s Office filed a notice of declination stating that the U.S. would not be intervening and not pursuing the relators’ allegation in litigation. On July 25, 2011, the relators, Daniel Barbir and Dr. Alon Vainer, filed their amended complaint in the U.S. District Court for the Northern District of Georgia, purportedly on behalf of the federal government. The allegations in the complaint relate to the Company’s drug administration practices for the Company’s dialysis operations for Vitamin D and iron agents for a period from 2003 through 2010. The complaint seeks monetary damages and civil penalties as well as costs and expenses. The Company is vigorously defending this matter and intends to continue to do so. The Company can make no assurances as to the time or resources that will be needed to devote to this litigation or its final outcome.

2010 U.S. Attorney Physician Relationship Investigation: In May 2010, the Company received a subpoena from the OIG’s office in Dallas, Texas. The civil subpoena covers the period from January 2005 to May 2010, and seeks production of a wide range of documents relating to the Company’s dialysis operations, including documents related to, among other things, financial relationships with physicians and joint ventures, and whether those relationships and joint ventures comply with the federal anti-kickback statute and the False Claims Act. The Company has been advised by the attorneys conducting this civil investigation that they believe that some or all of the Company’s joint ventures do not comply with the anti-kickback statute and the False Claims Act. The Company disagrees that its joint venture structure generally, which the Company believes is widely used in the

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

dialysis industry and other segments of the healthcare industry substantially in the form that the Company uses it, violates the federal anti-kickback statute or the False Claims Act. As to individual transactions, the Company made significant effort to ensure that its joint venture structures and process complied with the rules, but the Company is talking with the government about addressing its concerns. The focus of this investigation overlaps substantially with the 2011 U.S. Attorney Physician Relationship Investigation described below. The Company is engaged in good faith discussions with the attorneys from the United States Attorney’s Office for the District of Colorado, the Civil Division of the United States Department of Justice and the Office of the Inspector General in an effort to find a mutually acceptable resolution to this matter and the 2011 U.S. Attorney Physician Relationship Investigation. Discussions have advanced to a point where the Company believed it was appropriate to accrue an estimated loss contingency reserve of $300,000 in the first quarter of 2013 and an additional $97,000 in the third quarter of 2013 in connection with offers to settle the related civil, administrative and criminal matters. However, the discussions are ongoing, and until concluded, there can be no certainty about the timing or likelihood of a definitive resolution or the scope of any potential restrictions or impact on future operations that may be agreed upon in connection with a settlement. As these discussions proceed and additional information becomes available to us, the amount of the estimated loss contingency reserve may need to be adjusted further to reflect this new information. This matter will continue to require management’s attention and significant legal expense, and the Company can make no assurances as to the final outcome.

2011 U.S. Attorney Physician Relationship Investigation: In August 2011, the Company announced it had learned that the U.S. Attorney’s Office for the District of Colorado would be investigating certain activities of its dialysis business in connection with information being provided to a grand jury. This investigation relates to the Company’s relationships with physicians, including its joint ventures, and whether those relationships and joint ventures comply with the federal anti-kickback statute, and overlaps substantially with the 2010 U.S. Attorney Physician Relationship Investigation described above. The Company has received a number of subpoenas for documents covering the period from January 2006 to November 2012, and the Company has produced documents in response to those subpoenas and other requests. In addition, certain current and former members of the Board, executives and other teammates have received subpoenas to testify before the grand jury. It is possible that criminal proceedings may be initiated against the Company in connection with this investigation. As noted above, the Company is engaged in good faith discussions in an effort to find a mutually acceptable resolution of both this matter and the 2010 U.S. Attorney Physician Relationship Investigation. As also noted above, the discussions are ongoing, and until concluded, there can be no certainty about the timing or likelihood of a definitive resolution, or the scope of any potential restrictions or impact on future operations that may be agreed upon in connection with a settlement. This matter will continue to require management’s attention and significant legal expense, and the Company can make no assurances as to the final outcome.

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

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

Swoben Private Civil Suit: In April 2013, the Company’s HealthCare Partners (HCP) subsidiary was served with a civil complaint filed by a former employee of SCAN Health Plan (SCAN), a health maintenance organization (HMO). On July 13, 2009, pursuant to the qui tam provisions of the federal False Claims Act and the California False Claims Act, James M. Swoben, as relator, filed a qui tam action in the United States District Court for the Central District of California purportedly on behalf of the United States of America and the State of California against SCAN, and certain other defendants whose identities were under seal. The allegations in the complaint relate to alleged overpayments received from government healthcare programs. In or about August 2012, SCAN entered into a settlement agreement with the United States of America and the State of California. The United States and the State of California partially intervened in the action for the purpose of settlement with and dismissal of the action against SCAN. In or about November 2011, the relator filed his Third Amended Complaint under seal alleging violations of the federal False Claims Act and the California False Claims Act, which named additional defendants, including HCP and certain health insurance companies (the defendant HMOs). The allegations in the complaint against HCP relate to patient diagnosis coding to determine reimbursement in the Medicare Advantage program, referred to as Hierarchical Condition Coding (HCC) and Risk Adjustment Factor (RAF) scores. The complaint sought monetary damages and civil penalties as well as costs and expenses. The United States Department of Justice reviewed these allegations and in January 2013 declined to intervene in the case. On June 26, 2013, HCP and the defendant HMOs filed their respective motions to dismiss the Third Amended Complaint pursuant to Federal Rules of Civil Procedure 12(b)(6) and 9(b), challenging the legal sufficiency of the claims asserted in the complaint. On July 30, 2013, the court granted HCP’s motion and dismissed with prejudice all of the claims in the Third Amended Complaint and judgment was entered in September 2013. The court specifically determined that further amendments to the complaint would be futile because, in part, the allegations were publicly disclosed in reports and other sources relating to audits conducted by the Centers of Medicare & Medicaid Services. In October 2013, the plaintiff appealed to the United States Court of Appeals for the Ninth Circuit and the court’s disposition of the appeal is pending.

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

Clark Shareholder Derivative Civil Suit: As we previously disclosed, on August 7, 2012, a shareholder derivative lawsuit was filed in the U.S. District Court for the District of Colorado against certain of our current and former directors and executives and against the Company, as nominal defendant. The complaint alleged, among other things, that such officers and directors breached fiduciary duties to the Company relating to substantially the same matters that are now the subject of the Haverhill shareholder derivative civil suit described above. As we also previously disclosed, on October 19, 2012, the court ordered that the Clark case be administratively closed, subject to being reopened upon a showing of good cause by any party. Subsequent to the filing of the Haverhill derivative civil suit described above, Haverhill filed a motion seeking to consolidate the Clark civil suit with the Haverhill civil suit and to be appointed lead plaintiff. Clark has opposed the motion and, upon request of the parties, the court has reopened the Clark case. Clark has filed an amended complaint and its own motion to be named lead plaintiff if the Haverhill and Clark civil suits are consolidated. The outcome of these procedural matters is pending, and after the court enters its ruling, the Company will be required to respond to the allegations in either a consolidated action or separate actions.

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

A wage and hour claim, which has been styled as a class action, is pending against the Company in the Superior Court of California. The Company was served with the complaint in this lawsuit in April 2008, and it has been amended since that time. The complaint, as amended, alleges that the Company failed to provide meal periods, failed to pay compensation in lieu of providing rest or meal periods, failed to pay overtime, and failed to comply with certain other California Labor Code requirements. In September 2011, the court denied the plaintiffs’ motion for class certification. Plaintiffs appealed that decision. In January 2013, the Court of Appeals affirmed the trial court’s decision on some claims, but remanded the case to the trial court for clarification of its decision on one of the claims. The Company has reached an agreement with the plaintiffs to settle the claim that was remanded to the trial court, and the court has preliminarily approved that settlement. The amount of the settlement is not material to the Company’s condensed consolidated financial statements. The Company intends to continue to vigorously defend against these claims. Any potential settlement of the remaining claims is not anticipated to be material to the Company’s consolidated financial statements.

In October 2007, the Company was contacted by the Attorney General’s Office for the State of Nevada. The Attorney General’s Office informed the Company that it was conducting a civil and criminal investigation of the Company’s operations in Nevada and that the investigation related to the billing of pharmaceuticals by the

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

Company’s dialysis business, including EPO. In February 2008, the Attorney General’s Office informed the Company that the civil and criminal investigation had been discontinued. The Attorney General’s Office further advised the Company that Nevada Medicaid intended to conduct audits of end stage renal disease (ESRD) dialysis providers in Nevada and that such audits would relate to the issues that were the subject of the investigation. To the Company’s knowledge, no court proceedings have been initiated against the Company at this time. Any negative audit findings could result in a substantial repayment by the Company. At this time, the Company cannot predict the ultimate outcome of this matter or the potential range of damages, if any.

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

The Company’s investments in securities consist of the following:

	September 30, 2013			December 31, 2012
	Held to maturity	Available for sale	Total	Held to maturity	Available for sale	Total
Certificates of deposit and money market funds due within one year	$5,596	$—	$5,596	$5,938	$—	$5,938
Investments in mutual funds	—	20,158	20,158	—	15,185	15,185

	$5,596	$20,158	$25,754	$5,938	$15,185	$21,123

Short-term investments	$5,596	$1,200	$6,796	$5,938	$1,200	$7,138
Long-term investments	—	18,958	18,958	—	13,985	13,985

	$5,596	$20,158	$25,754	$5,938	$15,185	$21,123

The cost of the certificates of deposit and money market funds at September 30, 2013 approximates their fair value. As of September 30, 2013 and December 31, 2012, the available-for-sale investments include $4,227 and $2,146 of gross pre-tax unrealized gains, respectively. During the nine months ended September 30, 2013, the Company recorded gross pre-tax unrealized gains of $2,236, or $1,367 after tax, in other comprehensive income associated with changes in the fair value of these investments. During the nine months ended September 30, 2013, the Company sold investments in mutual funds for net proceeds of $1,091 and recognized a pre-tax gain of $155, or $94 after-tax, which was previously recorded in other comprehensive income. During the nine months ended September 30, 2012, the Company sold investments in mutual funds and its shares of NxStage Medical, Inc. common stock for net proceeds of $6,796, and recognized a pre-tax gain of $124, or $75 after tax, that was recorded in other comprehensive income.

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

The investments in mutual funds classified as available-for-sale are held within a trust to fund existing obligations associated with several of the Company’s non-qualified deferred compensation plans.

Certain entities of HCP are required to maintain minimum cash balances in order to comply with regulatory requirements in conjunction with medical claim reserves. As of September 30, 2013, this minimum cash balance was approximately $49,000.

9. Fair value of financial instruments

The Company measures the fair value of certain assets, liabilities and noncontrolling interests subject to put provisions (temporary equity) based upon certain valuation techniques that include observable or unobservable inputs and assumptions that market participants would use in pricing these assets, liabilities, temporary equity and commitments. The Company also has classified certain assets, liabilities and temporary equity that are measured at fair value into the appropriate fair value hierarchy levels as defined by the FASB.

The following table summarizes the Company’s assets, liabilities and temporary equity measured at fair value on a recurring basis as of September 30, 2013:

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Available-for-sale securities	$20,158	$20,158	$—	$—

Interest rate cap agreements	$8,842	$—	$8,842	$—

Interest rate swap agreements	$9,096	$—	$9,096	$—

Funds on deposit with third parties	$77,163	$77,163	$—	$—

Liabilities
Contingent earn-out obligations	$25,628	$—	$—	$25,628

Interest rate swap agreements	$14,270	$—	$14,270	$—

Temporary equity
Noncontrolling interests subject to put provisions	$621,232	$—	$—	$621,232

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

The estimated fair value measurements of contingent earn-out obligations are primarily based on unobservable inputs including projected EBITDA of acquired businesses, estimated probabilities of achieving gross margin of certain medical procedures and the estimated probability of earn-out payments being made using an option pricing technique and a simulation model for expected EBITDA and operating income. In addition, a probability-adjusted model was used to estimate the fair values of the quality results amounts. The estimated fair value of these contingent earn-out obligations will be remeasured as of each reporting date and could fluctuate based upon any significant changes in key assumptions, such as changes in the Company credit risk-adjusted rate that is used to discount obligations to present value.

See Note 10 to the condensed consolidated financial statements for a discussion of the Company’s methodology for estimating the fair value of noncontrolling interests subject to put provisions.

Other financial instruments consist primarily of cash, accounts receivable, life insurance contracts, accounts payable, other accrued liabilities, and debt. The balances of the non-debt financial instruments are presented in the condensed consolidated financial statements at September 30, 2013 at their approximate fair values due to the short-term nature of their settlements. The carrying amount of the Company’s Senior Secured Credit Facilities totaled $5,445,236 as of September 30, 2013, and the fair value was $5,478,476 based upon quoted market prices. The fair value of the Company’s senior notes was approximately $2,863,375 at September 30, 2013, based upon quoted market prices, as compared to the carrying amount of $2,800,000.

10. Noncontrolling interests subject to put provisions and other commitments

The Company has potential obligations to purchase the noncontrolling interests held by third parties in several of its joint ventures, non-owned and minority-owned entities. These obligations are in the form of put provisions and are exercisable at the third-party owners’ discretion within specified periods as outlined in each specific put provision. If these put provisions were exercised, the Company would be required to purchase the third-party owners’ noncontrolling interests at either the appraised fair market value or a predetermined multiple of earnings or cash flow attributable to the noncontrolling interests put to the Company, which is intended to approximate fair value. The methodology the Company uses to estimate the fair values of noncontrolling interests subject to put provisions assumes either the higher of a liquidation value of net assets or an average multiple of earnings, based on historical earnings, patient mix and other performance indicators that can affect future results, as well as other factors. The estimated fair values of the noncontrolling interests subject to put provisions is a critical accounting estimate that involves significant judgments and assumptions and may not be indicative of the actual values at which the noncontrolling interests may ultimately be settled, which could vary significantly from the Company’s current estimates. The estimated fair values of the noncontrolling interests subject to put provisions can fluctuate and the implicit multiple of earnings at which these noncontrolling interests obligations may be settled will vary significantly depending upon market conditions including potential purchasers’ access to the capital markets, which can impact the level of competition for dialysis- and non-dialysis-related businesses, the economic performance of these businesses and the restricted marketability of the

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

third-party owners’ noncontrolling interests. The amount of noncontrolling interests subject to put provisions that contractually employ a predetermined multiple of earnings rather than fair value are immaterial.

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

11. Income taxes

As of September 30, 2013, the Company’s total liability for unrecognized tax benefits relating to tax positions that do not meet the more-likely-than-not threshold is $61,151, of which $34,947 would impact the Company’s effective tax rate if recognized. This balance represents a decrease of $6,395 from the December 31, 2012 balance of $67,546 primarily due to statute lapses.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in its income tax expense. At September 30, 2013 and December 31, 2012, the Company had approximately $10,722 and $12,073, respectively, accrued for interest and penalties related to unrecognized tax benefits, net of federal tax benefits.

As of September 30, 2013, it is reasonably possible that $26,204 of unrecognized tax benefits may be recognized within the next 12 months, primarily related to the filing of tax accounting method changes.

In connection with the acquisition of HCP, the Company recorded a receivable to offset potential tax liabilities. The Company reduced this asset during the third quarter of 2013 which negatively impacted operating income by $7,721. The reduction in operating income was directly offset by a corresponding reduction in income tax expense. This asset may be similarly reduced in the future if the underlying tax liabilities are no longer required.

12. Acquisitions and discontinued operations

Dialysis and other acquisitions

During the first nine months of 2013, the Company acquired dialysis businesses and other businesses consisting of 21 dialysis centers located in the U.S., 26 dialysis centers located outside of the U.S. and other medical businesses for a total of $234,802 in net cash and deferred purchase price obligations totaling $11,795. The assets and liabilities for all acquisitions were recorded at their estimated fair values at the dates of the acquisitions and are included in the Company’s condensed consolidated financial statements and operating results from the designated effective dates of the acquisitions. Certain income tax amounts are pending final evaluation and quantification of any pre-acquisition tax contingencies. In addition, valuation of medical claims reserves and certain other working capital items relating to several of these acquisitions are pending final quantification.

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

The following table summarizes the assets acquired and liabilities assumed in these transactions and recognized at their acquisition dates at estimated fair values:

Nine months ended September 30, 2013
Tangible assets, principally leasehold improvements and equipment, net of cash	$24,590
Amortizable intangible and other long-term assets	50,785
Indefinite-lived intangible assets	22,261
Goodwill	192,822
Noncontrolling interest assumed	(20,512)
Liabilities assumed	(23,349)

Aggregate purchase price	$246,597

Amortizable intangible assets acquired during the first nine months of 2013 had weighted-average estimated useful lives of 12.4 years. The total amount of goodwill deductible for tax purposes associated with these acquisitions was approximately $153,892.

HCP acquisition

The initial allocations of the purchase price at the time of the acquisition of HCP on November 1, 2012 were recorded at the estimated fair values of assets acquired and liabilities assumed based upon the best information available to management at that time and will be finalized when certain information arranged to be obtained has been received. As of September 30, 2013, certain income tax amounts are pending issuance of final tax returns and the evaluation and quantification of certain pre-acquisition tax contingencies and goodwill reporting unit attributions.

The following is a summary of HCP’s purchase accounting adjustments recorded in the first nine months of 2013 applied retrospectively to the December 31, 2012 balance sheet and primarily relates to adjustments to medical claims reserves and noncontrolling interests:

Adjustments to the December 31, 2012 balance sheet
Accounts receivable	$3,000
Medical payables	$7,000
Other liabilities	$(5,251)
Noncontrolling interest	$11,123
Goodwill	$(11,982)
Deferred income taxes	$(3,890)

Discontinued operations

Divestiture of HomeChoice Partners, Inc.

On February 1, 2013, the Company completed the sale of HomeChoice Partners Inc. (HomeChoice) to BioScrip, Inc. pursuant to a stock purchase agreement dated December 12, 2012 for $70,000 in cash, subject to various post-closing adjustments, of which the Company receives approximately 90% of the proceeds. The stock

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

purchase agreement also provides that as additional consideration the Company may earn up to a total of 90% of $20,000 if certain performance amounts exceed certain thresholds over the next two years. The Company has not yet assigned any value to this contingent receivable and will only recognize any estimated realizable value of this receivable when it becomes probable and reasonably estimable. The Company recorded a gain of approximately $13,375, net of tax, during the nine months ended September 30, 2013 related to this divestiture.

HomeChoice is a regional provider of home infusion services that provides specialized pharmacy, nursing and nutritional services to patients in their homes.

The operating results of HomeChoice have been reported as discontinued operations for all periods presented. The results from discontinued operations related to HomeChoice were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net revenues	$—	$17,059	$6,351	$50,873

(Loss) income before income taxes	—	(26)	(223)	433
Income tax (benefit) expense	—	(13)	(84)	195

(Loss) income from discontinued operations	$—	(13)	$(139)	$238

Net assets of discontinued operations related to HomeChoice as of February 1, 2013, were as follows:

Current assets	$17,039
Property and equipment, net	2,963
Long-term assets	28
Goodwill	31,853
Liabilities and noncontrolling interests	(8,998)

Net assets of discontinued operations	$42,885

Contingent earn-out obligations

As a result of HCP achieving certain financial performance targets in 2012, the Company made earn-out payments of $136,954 on April 1, 2013 to the common unit holders of HCP. During the third quarter of 2013, the Company reached agreement with the representative of the former owners and option holders of HealthCare Partners Holdings, LLC to settle certain post-closing adjustments, including the 2013 contingent earn-out obligation for $68,750, an amount equal to its carrying value at June 30, 2013. Accordingly, this settlement had no impact on the Company’s condensed consolidated statements of income during the third quarter of 2013.

The Company also has several other contingent earn-out obligations associated with other acquisitions that could result in the Company paying the former shareholders of those acquired companies up to $115,500 if certain EBITDA performance targets and quality margins are met over the next three years, additional contingent

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

earn-out obligations based on a percentage of operating income over the next five years and a contingent earn-out obligation based upon a certain percentage of annual EBITDA. As of September 30, 2013, the Company has measured the fair value of these contingent earn-out obligations to be $25,628.

Contingent earn-out obligations will be remeasured to fair value at each reporting date until the contingencies are resolved with changes in the liability due to the re-measurement recorded in earnings. See Note 9 to the condensed consolidated financial statements for further details. Of the total contingent earn-out obligations of $25,628 recognized at September 30, 2013, a total of $5,878 is included in other accrued liabilities and the remaining $19,750 is included in other long-term liabilities in the Company’s condensed consolidated balance sheet.

13. Segment reporting

The Company primarily operates two major lines of business, the largest being its U.S. dialysis and related lab services business and the other being HCP. The Company also operates various other ancillary services and strategic initiatives.

As of September 30, 2013, the ancillary services and strategic initiatives consisted primarily of pharmacy services, disease management services, vascular access services, ESRD clinical research programs, physician services, direct primary care and the Company’s international dialysis operations.

The Company’s operating segments have been defined based on the separate financial information that is regularly produced and reviewed by the Company’s chief operating decision makers in making decisions about allocating resources to and assessing the financial results of the Company’s different business units. The chief operating decision maker for the Company, its U.S. dialysis business and its ancillary services and strategic initiatives, is its Chief Executive Officer. The chief operating decision makers for the HCP business are the Chief Executive Officer and HCP’s Chief Executive Officer.

The Company’s separate operating segments include its U.S. dialysis and related lab services business, its HCP operations in each region, each of its ancillary services and strategic initiatives, and its international operations in the European and Middle Eastern, Asia Pacific, and Latin American regions. The U.S. dialysis and related lab services business and the HCP business each qualify as separately reportable segments, and all of the other ancillary services and strategic initiatives operating segments, including the international operating segments, have been combined and disclosed in the other segments category.

The Company’s operating segment financial information included in this report is prepared on the internal management reporting basis that the chief operating decision makers use to allocate resources and assess the financial results of the operating segments. For internal management reporting, segment operations include direct segment operating expenses but exclude (i) the contingent earn-out obligation adjustment, (ii) corporate support, which consists primarily of indirect labor, benefits and long-term incentive based compensation of certain departments which provide support to all of the Company’s different operating lines of business, (iii) transaction expenses for the three and nine months ended September 30, 2012 associated with the acquisition of HCP, and (iv) the reduction of a tax asset associated with the HCP acquisition escrow provisions.

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

The following is a summary of segment net revenues, segment operating margin (loss), and a reconciliation of segment operating margin to consolidated income from continuing operations before income taxes:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Segment net revenues:
U.S. dialysis and related lab services
Patient service revenues:
External sources	$2,043,694	$1,838,363	$5,932,744	$5,410,200
Intersegment revenues	8,011	4,090	23,681	12,580

Total dialysis and related lab services revenues	2,051,705	1,842,453	5,956,425	5,422,780
Less: Provision for uncollectible accounts	(71,819)	(59,803)	(208,475)	(167,227)

Net dialysis and related lab services patient service revenues	1,979,886	1,782,650	5,747,950	5,255,553
Other revenues (1)	3,016	2,600	8,997	8,358

Total net dialysis and related lab services revenues	1,982,902	1,785,250	5,756,947	5,263,911

HCP
HCP revenues:
Capitated revenues	730,400	—	2,168,828	—
Net patient service revenues	58,049	—	161,084	—
Other revenues(2)	14,300	—	37,603	—

Total revenues	802,749	—	2,367,515	—

Other—Ancillary services and strategic initiatives
Net patient service revenues (U.S. and international)	22,155	4,471	53,002	11,858
Capitated revenues	16,864	16,362	51,125	44,894
Other external sources	182,927	143,895	495,933	400,345
Intersegment revenues	3,719	2,582	9,895	7,026

Total ancillary services and strategic initiatives revenues	225,665	167,310	609,955	464,123

Total net segment revenues	3,011,316	1,952,560	8,734,417	5,728,034
Elimination of intersegment revenues	(11,730)	(6,672)	(33,576)	(19,607)

Consolidated net revenues	$2,999,586	$1,945,888	$8,700,841	$5,708,427

Segment operating margin (loss):
U.S. dialysis and related lab services	$309,026	$366,840	$800,231	$1,017,137
HCP	97,862	—	287,328	—
Other—Ancillary services and strategic initiatives	(8,547)	(12,443)	(30,408)	(51,490)

Total segment margin	398,341	354,397	1,057,151	965,647
Reconciliation of segment operating margin to consolidated income from continuing operations before income taxes:
Contingent earn-out obligation adjustment	—	—	56,977	—
Corporate support costs(3)	(21,267)	(12,177)	(48,173)	(38,848)
Transaction expenses	—	(1,335)	—	(17,771)

Consolidated operating income	377,074	340,885	1,065,955	909,028
Debt expense	(108,421)	(70,494)	(322,334)	(192,584)
Other income, net	2,113	819	1,337	2,698

Consolidated income from continuing operations before income taxes	$270,766	$271,210	$744,958	$719,142

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

(3)	Corporate support costs for the three and nine months ended September 30, 2013 also includes an adjustment to reduce a tax asset associated with the HCP acquisition escrow provisions.

For the three months ended September 30, 2013, depreciation and amortization expense for the U.S. dialysis and related lab services, HCP and the ancillary services and strategic initiatives was $89,449, $39,255 and $4,061, respectively.

For the nine months ended September 30, 2013, depreciation and amortization expense for the U.S. dialysis and related lab services, HCP and the ancillary services and strategic initiatives was $262,956, $115,862 and $10,445, respectively.

For the three and nine months ended September 30, 2012, depreciation and amortization expense for the U.S. dialysis and related lab services was $78,319 and $227,609, respectively, and for the ancillary services and strategic initiatives was $1,781 and $5,082, respectively.

Summary of assets by segment is as follows:

	September 30, 2013	December 31, 2012
Segment assets
U.S. dialysis and related lab services	$10,085,377	$9,351,075
HCP	6,264,746	6,223,384
Other—Ancillary services and strategic initiatives	477,196	435,155

Consolidated assets	$16,827,319	$16,009,614

For the three and nine months ended September 30, 2013, the total amount of expenditures for property and equipment, excluding capital leases for the U.S. dialysis and related lab services, was $128,799 and $359,574, respectively, and was $6,281 and $20,660, respectively, for HCP and was $6,051 and $19,293, respectively, for the ancillary services and strategic initiatives.

For the three and nine months ended September 30, 2012, the total amount of expenditures for property and equipment, excluding capital leases for the U.S. dialysis and related lab services, was $124,554 and $362,393, respectively, and was $3,887 and $16,556, respectively, for the ancillary services and strategic initiatives.

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

14. Changes in DaVita HealthCare Partners Inc.’s ownership interest in consolidated subsidiaries

The effects of changes in DaVita HealthCare Partners Inc.’s ownership interest on the Company’s equity are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net income attributable to DaVita HealthCare Partners Inc.	$136,628	$144,721	$421,168	$380,178

Decrease in paid-in capital for sales of noncontrolling interests	21	(55)	(866)	(62)
Decrease in paid-in capital for the purchase of noncontrolling interests	—	(3,034)	(474)	(10,703)

Net transfers to noncontrolling interests	21	(3,089)	(1,340)	(10,765)

Change from net income attributable to DaVita HealthCare Partners Inc. and transfers to noncontrolling interests	$136,649	$141,632	$419,828	$369,413

15. Variable interest entities

The Company relies on the operating activities of certain entities that it does not directly own or control, but over which it has indirect influence and of which it is considered the primary beneficiary. These entities are subject to the consolidation guidance applicable to variable interest entities (VIEs).

Under U.S. GAAP, VIEs typically include (i) those for which the entity’s equity is not sufficient to finance its activities without additional subordinated financial support; (ii) those for which the equity holders as a group lack the power to direct the activities that most significantly influence the entity’s economic performance, the obligation to absorb the entity’s expected losses, or the right to receive the entity’s expected returns; or (iii) those for which the voting rights of some investors are not proportional to their obligations to absorb the entity’s losses.

Under U.S. GAAP, the Company has determined that substantially all of the entities it is associated with that qualify as VIEs must be included in its consolidated financial statements. The Company manages these entities and provides operating and capital funding as necessary for the entities to accomplish their operational and strategic objectives. A number of these entities are subject to nominee share ownership or share transfer restriction agreements that effectively transfer the majority of the economic risks and rewards of their ownership to the Company. In other cases the Company’s management agreements with these entities include both financial terms and protective and participating rights to the entities’ operating, strategic and non-clinical governance decisions which transfer substantial powers over and economic responsibility for the entities to the Company. In

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

some cases such entities are subject to broad exclusivity or noncompetition restrictions that benefit the Company. Further, in some cases the Company has contractual arrangements with its related party nominee owners that effectively indemnify these parties from the economic losses from, or entitle the Company to the economic benefits of, these entities.

The analyses upon which these consolidation determinations rest are complex, involve uncertainties, and require significant judgment on various matters, some of which could be subject to different interpretations. At September 30, 2013, these consolidated financial statements include total assets of VIEs of $476,813 and total liabilities and noncontrolling interests of VIEs to third parties of $311,949.

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

The following table shows the components of changes in the health care costs payable for the nine months ended September 30, 2013:

Nine months ended September 30, 2013
Health care costs payable, beginning of the period	$119,512

Acquisitions and other adjustments	26,575

Add: Components of incurred health care costs
Current year	989,331
Prior years	(11,146)

Total incurred health care costs	978,185

Less: Claims paid
Current year	839,622
Prior years	120,923

Total claims paid	960,545

Health care costs payable, end of the period	$163,727

Our prior year estimates of health care costs payable decreased by $11,146 resulting from certain medical claims being settled for amounts less than originally estimated. When significant (decreases) increases in prior-year health care cost estimates occur that we believe significantly impact our current year operating results, we disclose that amount as (favorable) unfavorable development of prior-year’s health care cost estimates. Actual claim payments for prior year services have not been materially different from our year-end estimates.

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

	For the three months ended September 30, 2013				For the nine months ended September 30, 2013
	Interest rate swap and cap agreements	Investment securities	Foreign currency translation adjustments	Accumulated other comprehensive income (loss)	Interest rate swap and cap agreements	Investment securities	Foreign currency translation adjustments	Accumulated other comprehensive income (loss)
Beginning balance	$(117)	$1,935	$(5,152)	$(3,334)	$(15,402)	$1,310	$(1,205)	$(15,297)

Unrealized (losses) gains	(12,656)	1,059	2,741	(8,856)	2,591	2,236	(1,206)	3,621
Related income tax benefit (expense)	4,923	(411)	—	4,512	(1,008)	(869)	—	(1,877)

	(7,733)	648	2,741	(4,344)	1,583	1,367	(1,206)	1,744

Reclassification from accumulated other comprehensive income into net income	5,669	—	—	5,669	15,439	(155)	—	15,284
Related tax	(2,205)	—	—	(2,205)	(6,006)	61	—	(5,945)

	3,464	—	—	3,464	9,433	(94)	—	9,339

Ending balance	$(4,386)	$2,583	$(2,411)	$(4,214)	$(4,386)	$2,583	$(2,411)	$(4,214)

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

	For the three months ended September 30, 2012				For the nine months ended September 30, 2012
	Interest rate swap and cap agreements	Investment securities	Foreign currency translation adjustments	Accumulated other comprehensive income (loss)	Interest rate swap and cap agreements	Investment securities	Foreign currency translation adjustments	Accumulated other comprehensive income (loss)
Beginning balance	$(18,635)	$711	$(1,458)	$(19,382)	$(19,328)	$(156)	$—	$(19,484)

Unrealized (losses) gains	(2,850)	728	(135)	(2,257)	(9,990)	2,271	(1,593)	(9,312)
Related income tax benefit (expense)	1,109	(283)	—	826	3,886	(884)	—	3,002

	(1,741)	445	(135)	(1,431)	(6,104)	1,387	(1,593)	(6,310)

Reclassification from accumulated other comprehensive income into net income	4,141	—	—	4,141	12,414	(123)	—	12,291
Related tax	(1,611)	—	—	(1,611)	(4,828)	48	—	(4,780)

	2,530	—	—	2,530	7,586	(75)	—	7,511

Ending balance	$(17,846)	$1,156	$(1,593)	$(18,283)	$(17,846)	$1,156	$(1,593)	$(18,283)

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

Condensed Consolidating Statements of Income

For the three months ended September 30, 2013	DaVita HealthCare Partners Inc.	Guarantor subsidiaries	Non-Guarantor subsidiaries	Consolidating adjustments	Consolidated total
Patient service revenues	$—	$1,527,860	$602,708	$(3,869)	$2,126,699
Less: Provision for uncollectible accounts	—	(47,381)	(27,096)	—	(74,477)

Net patient service revenues	—	1,480,479	575,612	(3,869)	2,052,222
Capitated revenues	—	357,058	392,040	(1,834)	747,264
Other revenues	159,546	384,676	26,411	(370,533)	200,100

Total net revenues	159,546	2,222,213	994,063	(376,236)	2,999,586
Operating expenses	117,216	2,014,126	867,406	(376,236)	2,622,512

Operating income	42,330	208,087	126,657	—	377,074
Debt expense	(107,550)	(83,432)	(8,505)	91,066	(108,421)
Other income (expense)	100,943	(9,615)	1,851	(91,066)	2,113
Income tax expense	16,144	81,180	3,606	—	100,930
Equity earnings in subsidiaries	117,049	88,791	—	(205,840)	—

Net income	136,628	122,651	116,397	(205,840)	169,836
Less: Net income attributable to noncontrolling interests	—	—	—	(33,208)	(33,208)

Net income attributable to DaVita HealthCare Partners Inc.	$136,628	$122,651	$116,397	$(239,048)	$136,628

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

For the three months ended September 30, 2012	DaVita HealthCare Partners Inc.	Guarantor subsidiaries	Non-Guarantor subsidiaries	Consolidating adjustments	Consolidated total
Patient service revenues	$—	$1,349,105	$506,837	$(13,089)	$1,842,853
Less: Provision for uncollectible accounts	—	(37,798)	(22,024)	—	(59,822)

Net patient service revenues	—	1,311,307	484,813	(13,089)	1,783,031
Capitated revenues	—	16,362	—	—	16,362
Other revenues	130,059	156,755	6,631	(146,950)	146,495

Total net revenues	130,059	1,484,424	491,444	(160,039)	1,945,888
Operating expenses	83,227	1,293,491	388,324	(160,039)	1,605,003

Operating income	46,832	190,933	103,120	—	340,885
Debt expense	(70,829)	(51,098)	(6,458)	57,891	(70,494)
Other income	57,840	617	253	(57,891)	819
Income tax expense	13,750	78,517	6,380	—	98,647
Equity earnings in subsidiaries	124,628	62,786	—	(187,414)	—

Income from continuing operations	144,721	124,721	90,535	(187,414)	172,563
Discontinued operations	—	—	(13)	—	(13)

Net income	144,721	124,721	90,522	(187,414)	172,550
Less: Net income attributable to noncontrolling interests	—	—	—	(27,829)	(27,829)

Net income attributable to DaVita HealthCare Partners Inc.	$144,721	$124,721	$90,522	$(215,243)	$144,721

For the nine months ended September 30, 2013	DaVita HealthCare Partners Inc.	Guarantor subsidiaries	Non-Guarantor subsidiaries	Consolidating adjustments	Consolidated total
Patient service revenues	$—	$4,456,215	$1,720,574	$(21,566)	$6,155,223
Less: Provision for uncollectible accounts	—	(148,456)	(68,269)	—	(216,725)

Net patient service revenues	—	4,307,759	1,652,305	(21,566)	5,938,498
Capitated revenues	—	1,054,394	1,170,166	(4,607)	2,219,953
Other revenues	461,571	1,117,710	65,251	(1,102,142)	542,390

Total net revenues	461,571	6,479,863	2,887,722	(1,128,315)	8,700,841
Operating expenses	309,601	5,922,490	2,531,110	(1,128,315)	7,634,886

Operating income	151,970	557,373	356,612	—	1,065,955
Debt expense	(320,218)	(273,747)	(30,475)	302,106	(322,334)
Other income, net	302,111	66	1,266	(302,106)	1,337
Income tax expense	50,199	175,697	19,370	—	245,266
Equity earnings in subsidiaries	337,504	216,273	—	(553,777)	—

Income from continuing operations	421,168	324,268	308,033	(553,777)	499,692
Discontinued operations	—	—	13,236	—	13,236

Net income	421,168	324,268	321,269	(553,777)	512,928
Less: Net income attributable to noncontrolling interests	—	—	—	(91,760)	(91,760)

Net income attributable to DaVita HealthCare Partners Inc.	$421,168	$324,268	$321,269	$(645,537)	$421,168

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

For the nine months ended September 30, 2012	DaVita HealthCare Partners Inc.	Guarantor subsidiaries	Non-Guarantor subsidiaries	Consolidating adjustments	Consolidated total
Patient service revenues	$—	$4,022,250	$1,438,496	$(38,646)	$5,422,100
Less: Provision for uncollectible accounts	—	(84,762)	(82,506)	—	(167,268)

Net patient service revenues	—	3,937,488	1,355,990	(38,646)	5,254,832
Capitated revenues	—	44,894	—	—	44,894
Other revenues	381,069	438,657	18,753	(429,778)	408,701

Total net revenues	381,069	4,421,039	1,374,743	(468,424)	5,708,427
Operating expenses	269,394	3,880,256	1,118,173	(468,424)	4,799,399

Operating income	111,675	540,783	256,570	—	909,028
Debt expense	(194,697)	(152,939)	(19,466)	174,518	(192,584)
Other income	174,380	1,942	894	(174,518)	2,698
Income tax expense	37,274	223,309	1,360	—	261,943
Equity earnings in subsidiaries	326,094	159,719	—	(485,813)	—

Income from continuing operations	380,178	326,196	236,638	(485,813)	457,199
Discontinued operations	—	—	238	—	238

Net income	380,178	326,196	236,876	(485,813)	457,437
Less: Net income attributable to noncontrolling interests	—	—	—	(77,259)	(77,259)

Net income attributable to DaVita HealthCare Partners Inc.	380,178	326,196	236,876	(563,072)	380,178

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

Condensed Consolidating Statements of Comprehensive Income

For the three months ended September 30, 2013	DaVita HealthCare Partners Inc.	Guarantor subsidiaries	Non-Guarantor subsidiaries	Consolidating adjustments	Consolidated total
Net income	$136,628	$122,651	$116,397	$(205,840)	$169,836
Other comprehensive loss	(880)	—	—	—	(880)

Total comprehensive income	135,748	122,651	116,397	(205,840)	168,956
Less: comprehensive income attributable to the noncontrolling interests	—	—	—	(33,208)	(33,208)

Comprehensive income attributable to DaVita HealthCare Partners Inc.	$135,748	$122,651	$116,397	$(239,048)	$135,748

For the three months ended September 30, 2012
Net income	$144,721	$124,721	$90,522	$(187,414)	$172,550
Other comprehensive income	1,099	—	—	—	1,099

Total comprehensive income	145,820	124,721	90,522	(187,414)	173,649
Less: comprehensive income attributable to the noncontrolling interests	—	—	—	(27,829)	(27,829)

Comprehensive income attributable to DaVita HealthCare Partners Inc.	$145,820	$124,721	$90,522	$(215,243)	$145,820

For the nine months ended September 30, 2013
Net income	$421,168	$324,268	$321,269	$(553,777)	$512,928
Other comprehensive income	11,083	—	—	—	11,083

Total comprehensive income	432,251	324,268	321,269	(553,777)	524,011
Less: comprehensive income attributable to the noncontrolling interests	—	—	—	(91,760)	(91,760)

Comprehensive income attributable to DaVita HealthCare Partners Inc.	$432,251	$324,268	$321,269	$(645,537)	$432,251

For the nine months ended September 30, 2012
Net income	$380,178	$326,196	$236,876	$(485,813)	$457,437
Other comprehensive income	1,201	—	—	—	1,201

Total comprehensive income	381,379	326,196	236,876	(485,813)	458,638
Less: comprehensive income attributable to the noncontrolling interests	—	—	—	(77,259)	(77,259)

Comprehensive income attributable to DaVita HealthCare Partners Inc.	$381,379	$326,196	$236,876	$(563,072)	$381,379

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

Condensed Consolidating Balance Sheets

As of September 30, 2013	DaVita HealthCare Partners Inc.	Guarantor subsidiaries	Non-Guarantor subsidiaries	Consolidating adjustments	Consolidated total
Cash and cash equivalents	$629,360	$170,352	$170,982	$—	$970,694
Accounts receivable, net	—	880,146	523,904	—	1,404,050
Other current assets	20,784	897,261	88,619	—	1,006,664

Total current assets	650,144	1,947,759	783,505	—	3,381,408
Property and equipment, net	160,595	1,290,886	596,754	—	2,048,235
Amortizable intangibles, net	82,369	1,918,383	58,816	—	2,059,568
Investments in subsidiaries	8,249,643	1,423,305	—	(9,672,948)	—
Intercompany receivables	3,701,383	—	510,272	(4,211,655)	—
Other long-term assets and investments	58,802	72,121	62,943	—	193,866
Goodwill	—	7,836,973	1,307,269	—	9,144,242

Total assets	$12,902,936	$14,489,427	$3,319,559	$(13,884,603)	$16,827,319
Current liabilities	274,767	1,845,072	333,287	—	2,453,126
Intercompany payables	—	3,265,904	945,751	(4,211,655)	—
Long-term debt and other long-term liabilities	7,984,826	1,128,808	201,896	—	9,315,530
Noncontrolling interests subject to put provisions	375,357	—	—	245,875	621,232
Total DaVita HealthCare Partners Inc. shareholders’ equity	4,267,986	8,249,643	1,423,305	(9,672,948)	4,267,986
Noncontrolling interests not subject to put provisions	—	—	415,320	(245,875)	169,445

Total equity	4,267,986	8,249,643	1,838,625	(9,918,823)	4,437,431

Total liabilities and equity	$12,902,936	$14,489,427	$3,319,559	$(13,884,603)	$16,827,319

As of December 31, 2012
Cash and cash equivalents	$195,037	$166,107	$172,604	$—	$533,748
Accounts receivable, net	—	966,854	457,449	—	1,424,303
Other current assets	13,928	775,595	134,220	—	923,743

Total current assets	208,965	1,908,556	764,273	—	2,881,794
Property and equipment, net	143,684	1,237,166	491,520	—	1,872,370
Amortizable intangibles, net	96,472	1,995,372	36,274	—	2,128,118
Investments in subsidiaries	7,444,676	1,337,414	—	(8,782,090)	—
Intercompany receivables	4,871,310	—	423,626	(5,294,936)	—
Other long-term assets and investments	52,787	67,000	54,558	—	174,345
Goodwill	—	7,710,370	1,242,617	—	8,952,987

Total assets	$12,817,894	$14,255,878	$3,012,868	$(14,077,026)	$16,009,614

Current liabilities	$362,727	$1,274,305	$379,393	$—	$2,016,425
Intercompany payables	—	4,598,960	695,976	(5,294,936)	—
Long-term debt and other long-term liabilities	8,326,266	993,331	175,975	—	9,495,572
Noncontrolling interests subject to put provisions	365,764	—	—	214,928	580,692
Total DaVita HealthCare Partners Inc. shareholders’ equity	3,763,137	7,389,282	1,392,808	(8,782,090)	3,763,137
Noncontrolling interests not subject to put provisions	—	—	368,716	(214,928)	153,788

Total equity	3,763,137	7,389,282	1,761,524	(8,997,018)	3,916,925

Total liabilities and equity	$12,817,894	$14,255,878	$3,012,868	$(14,077,026)	$16,009,614

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

Condensed Consolidating Statements of Cash Flows

For the nine months ended September 30, 2013	DaVita HealthCare Partners Inc.	Guarantor subsidiaries	Non-Guarantor subsidiaries	Consolidating adjustments	Consolidated total
Cash flows from operating activities:
Net income	$421,168	$324,268	$321,269	$(553,777)	$512,928
Changes in operating assets and liabilities and non-cash items included in net income	(370,991)	720,662	2,778	553,777	906,226

Net cash provided by operating activities	50,177	1,044,930	324,047	—	1,419,154

Cash flows from investing activities:
Additions of property and equipment, net	(32,305)	(196,918)	(170,304)	—	(399,527)
Acquisitions	—	(185,945)	(48,857)	—	(234,802)
Proceeds from asset and business sales	60,650	1,632	—	—	62,282
Purchases/proceeds from investment sales and other items	(2,574)	(2,565)	100	—	(5,039)

Net cash provided by (used in) investing activities	25,771	(383,796)	(219,061)	—	(577,086)

Cash flows from financing activities:
Long-term debt and related financing costs, net	(370,774)	(9,211)	(4,316)	—	(384,301)
Intercompany borrowing	684,985	(653,287)	(31,698)	—	—
Other items	44,164	5,609	(69,695)	—	(19,922)

Net cash provided by (used in) financing activities	358,375	(656,889)	(105,709)	—	(404,223)

Effect of exchange rate changes on cash	—	—	(899)	—	(899)

Net increase (decrease) in cash and cash equivalents	434,323	4,245	(1,622)	—	436,946
Cash and cash equivalents at beginning of period	195,037	166,107	172,604	—	533,748

Cash and cash equivalents at end of period	$629,360	$170,352	$170,982	$—	$970,694

For the nine months ended September 30, 2012
Cash flows from operating activities:
Net income	$380,178	$326,196	$236,876	$(485,813)	$457,437
Changes in operating assets and liabilities and non-cash items included in net income	(345,397)	256,045	46,715	485,813	443,176

Net cash provided by operating activities	34,781	582,241	283,591	—	900,613

Cash flows from investing activities:
Additions of property and equipment, net	(54,952)	(200,547)	(123,450)	—	(378,949)
Acquisitions	—	(373,386)	(45,728)	—	(419,114)
Proceeds from asset sales	—	2,118	—	—	2,118
Purchases of investments and other items	3,328	(1,274)	7,134	—	9,188

Net cash used in investing activities	(51,624)	(573,089)	(162,044)	—	(786,757)

Cash flows from financing activities:
Long-term debt and related financing costs, net	1,175,896	(15,059)	9,261	—	1,170,098
Intercompany borrowing	56,521	17,837	(74,358)	—	—
Other items	(1,221,015)	(11,930)	(62,610)	—	(1,295,555)

Net cash provided by (used in) financing activities	11,402	(9,152)	(127,707)	—	(125,457)

Effect of exchange rate changes on cash	—	—	43	—	43

Net decrease in cash and cash equivalents	(5,441)	—	(6,117)	—	(11,558)
Cash and cash equivalents at beginning of period	365,276	—	28,476	—	393,752

Cash and cash equivalents at end of period	$359,835	$—	$22,359	$—	$382,194

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking statements within the meaning of the federal securities laws. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. All statements that do not concern historical facts are forward-looking statements and include, among other things, statements about our expectations, beliefs, intentions and/or strategies for the future. These forward-looking statements include statements regarding our future operations, financial condition and prospects, expectations for treatment growth rates, revenue per treatment, expense growth, levels of the provision for uncollectible accounts receivable, operating income, cash flow, operating cash flow, estimated tax rates, capital expenditures, the development of new dialysis centers and dialysis center acquisitions, government and commercial payment rates, revenue estimating risk and the impact of our level of indebtedness on our financial performance, including earnings per share, and incorporation of HCP’s operating results into the Company’s consolidated operating results. These statements involve substantial known and unknown risks and uncertainties that could cause our actual results to differ materially from those described in the forward-looking statements, including but not limited to, risks resulting from the concentration of profits generated by higher-paying commercial payor plans for which there is continued downward pressure on average realized payment rates, and a reduction in the number of patients under such plans, which may result in the loss of revenues or patients, a reduction in government payment rates under the Medicare ESRD program or other government-based programs, the impact of health care reform legislation that was enacted in the U.S. in March 2010, the impact of the Center for Medicare and Medicaid Services (CMS) 2014 Medicare Advantage benchmark structure, the impact of the American Taxpayer Relief Act, the impact of the sequestration that went into effect on April 1, 2013, the impact of disruptions in federal government operations and funding, changes in pharmaceutical or anemia management practice patterns, payment policies, or pharmaceutical pricing, legal compliance risks, including our continued compliance with complex government regulations and current or potential investigations by various government entities and related government or private-party proceedings, including risks relating to the resolution of the 2010 and 2011 U.S. Attorney Physician Relationship Investigations, continued increased competition from large and medium-sized dialysis providers that compete directly with us, our ability to maintain contracts with physician medical directors, changing affiliation models for physicians, and the emergence of new models of care introduced by the government or private sector that may erode our patient base and reimbursement rates such as accountable care organizations (ACOs), independent practice associations (IPAs) and integrated delivery systems, or to businesses outside of dialysis and HCP’s business, our ability to complete any acquisitions, mergers or dispositions that we might be considering or announce, or to integrate and successfully operate any business we may acquire or have acquired, including HCP, or to expand our operations and services to markets outside the U.S., variability of our cash flows, risks arising from the use of accounting estimates, judgments and interpretations in our financial statements, loss of key HCP employees, potential disruption from the HCP transaction making it more difficult to maintain business and operational relationships with customers, partners, associated physicians and physician groups, hospitals and others, the risk that laws regulating the corporate practice of medicine could restrict the manner in which HCP conducts its business, the fact that HCP faces certain competitive threats that could reduce its profitability, the risk that the cost of providing services under HCP’s agreements may exceed our compensation, the risk that reductions in reimbursement rates, including Medicare Advantage rates, and future regulations may negatively impact HCP’s business, revenue and profitability, the risk that HCP may not be able to successfully establish a presence in new geographic regions or successfully address competitive threats that could reduce its profitability, the risk that a disruption in HCP’s healthcare provider networks could have an adverse effect on HCP’s operations and profitability, the risk that reductions in the quality ratings of health maintenance organization plan customers of HCP could have an adverse effect on HCP’s business, or the risk that health plans that acquire health maintenance organizations may not be willing to contract with HCP or may be willing to contract only on less favorable terms, and the other risk factors set forth in Part II, Item 1A. of this Quarterly Report on Form 10-Q. We base our forward-looking statements on information currently available to us, and we undertake no obligation to update or revise any forward-looking statements, whether as a result of changes in underlying factors, new information, future events or otherwise.

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

Following is a summary of our consolidated operating results for the third quarter of 2013 compared with the prior sequential quarter and the same quarter of 2012, as well as the nine months ended September 30, 2013 compared to the same period in 2012, for reference in the discussion that follows. The operating results of HCP are included in our operating results effective November 1, 2012.

	Three months ended						Nine months ended
	September 30, 2013		June 30, 2013		September 30, 2012		September 30, 2013		September 30, 2012
	(dollar amounts rounded to nearest million)
Net revenues:
Patient service revenues	$2,127		$2,048		$1,843		$6,155		$5,422
Less: Provision for uncollectible accounts	(74)		(72)		(60)		(217)		(167)

Net patient service revenues	2,053		1,976		1,783		5,938		5,255
Capitated revenues	747		710		16		2,220		45
Other revenues	200		186		147		543		408

Total consolidated net revenues	3,000	100%	2,872	100%	1,946	100%	8,701	100%	5,708	100%

Operating expenses and charges:
Patient care costs	2,096	70%	2,015	70%	1,327	68%	6,070	70%	3,876	68%
General and administrative	305	10%	268	10%	198	10%	858	10%	616	11%
Depreciation and amortization	133	4%	131	4%	80	4%	389	4%	233	4%
Provision for uncollectible accounts	1	—	1	—	1	—	4	—	3	—
Equity investment income	(9)	—	(8)	—	(3)	—	(26)	—	(8)	—
Loss contingency reserve and other legal settlement expenses	97	3%	—	—	1	—	397	5%	79	1%
Contingent earn-out obligation adjustment	—	—	(57)	(2%)	—	—	(57)	(1%)	—	—

Total operating expenses and charges	2,623	88%	2,350	82%	1,605	82%	7,635	88%	4,799	84%

Operating income	$377	12%	$522	18%	$341	18%	$1,066	12%	$909	16%

The following table summarizes consolidated net revenues for our U.S. dialysis and related lab services segment, HCP’s segment and our other ancillary services and strategic initiatives:

	Three months ended			Nine months ended
	September 30, 2013	June 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(dollar amounts rounded to nearest million)
Net revenues:
U.S. dialysis and related lab services patient service revenues	$2,052	$1,988	$1,842	$5,956	$5,423
Less: Provision for uncollectible accounts	(72)	(69)	(60)	(208)	(167)

U.S. dialysis and related lab services net patient service revenues	$1,980	$1,919	$1,782	$5,748	$5,256
Other revenues	3	3	3	9	8

Total net U.S. dialysis and related lab services revenues	1,983	1,922	1,785	5,757	5,264

HCP capitated revenues	731	693	—	2,169	—
HCP net patient service revenues (less provision for uncollectible accounts)	58	49	—	161	—
Other revenues	14	19	—	37	—

Total net HCP revenues	803	761	—	2,367	—

Other—Ancillary services and strategic initiatives revenues	187	166	146	506	407
Other—Capitated revenues	17	18	16	51	45
Other—Ancillary services and strategic initiatives net patient service revenues (less provision for uncollectable accounts)	22	16	5	53	12

Total net other-ancillary services and strategic initiatives revenues	226	200	167	610	464

Total net segment revenues	3,012	2,883	1,952	8,734	5,728
Elimination of intersegment revenues	(12)	(11)	(6)	(33)	(20)

Consolidated net revenues	$3,000	$2,872	$1,946	$8,701	$5,708

The following table summarizes consolidated operating income and adjusted consolidated operating income:

	Three months ended			Nine months ended
	September 30, 2013	June 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(dollar amounts rounded to nearest million)
U.S. dialysis and related lab services	$309	$404	$367	$800	$1,017
HCP services	98	81	—	287	—
Other—Ancillary services and strategic initiatives loss	(9)	(7)	(13)	(31)	(51)

Total segment operating income	398	478	354	1,056	966
Reconciling items:
Contingent earn-out obligation adjustment	—	57	—	57	—
Corporate support costs	(13)	(13)	(12)	(39)	(39)
Adjustment to reduce a tax asset associated with the HCP acquisition escrow provisions and transaction expenses	(8)	—	(1)	(8)	(18)

Consolidated operating income	377	522	341	1,066	909
Reconciliation of non-GAAP measure:
Add:
Contingent earn-out obligation adjustment	—	(57)	—	(57)	—
Loss contingency reserve and other legal settlement and expenses	97	—	—	397	79
Transaction expenses	—	—	—	—	18
Adjustment to reduce a tax asset associated with the HCP acquisition escrow provisions	8	—	—	8	—

Adjusted consolidated operating income(1)	$482	$465	$341	$1,414	$1,006

(1)

For the three months and nine months ended September 30, 2013, we have excluded $97 million and $397 million, respectively, of accruals related to an estimated loss contingency reserve. In addition, for the three months and nine months ended September 30, 2013, we have also excluded $8 million of an adjustment to reduce a tax asset associated with the HCP acquisition escrow provisions. For the second quarter of 2013 and for the nine months ended September 30, 2013, we have excluded $57 million related to a decrease in HCP’s 2013 contingent earn-out obligation. For the nine months ended September 30, 2012, we have excluded $79 million of expenses related to a legal settlement and we have also excluded $18 million of transaction expenses associated with the acquisition of HCP from operating expenses and operating income. These are non-GAAP measures and are not intended as substitutes for the GAAP equivalent measures. We have presented these adjusted amounts because management believes that these presentations enhance a user’s understanding of our normal consolidated operating income by excluding; (i) accruals totaling $97 million and $397 million, in the respective periods, for an estimated loss contingency reserve related to the 2010 and 2011 U.S. Attorney Physician Relationship Investigations (see note 7 to the condensed consolidated financial statements); (ii) an adjustment to reduce a tax asset associated with the HCP acquisition escrow provisions that was established as a receivable to offset any potential tax liabilities; (iii) an unusual adjustment of $57 million for a decrease in HCP’s 2013 contingent earn-out obligation; (iv) $79 million of expenses relating to a legal settlement we reached in the second quarter of 2012 with the U.S. District Court in the Eastern District of Texas to resolve federal program claims regarding erythropoietin (EPO) that were or could have been raised in the complaint relating to historical EPO practices dating back to 1997; and (v) an unusual amount of transaction expenses totaling $18 million associated with the acquisition of HCP. We therefore consider these adjusted consolidated operating income amounts meaningful and comparable to our prior period results.

Consolidated net revenues

Consolidated net revenues for the third quarter of 2013 increased by approximately $128 million, or approximately 4.5%, as compared to the second quarter of 2013. The increase in consolidated net revenues was primarily due to an increase of approximately $61 million associated with the U.S. dialysis and related lab services net revenues, principally due to strong volume growth from additional treatments from non-acquired growth and acquisitions, as well as from one additional treatment day in the third quarter of 2013 as compared to the second quarter of 2013, and an increase of approximately $42 million associated with HCP’s net revenues, primarily from an annual premium reconciliation received from senior capitated members, partially offset by a decline in the number of commercial members. In addition, the ancillary services and strategic initiatives net revenues increased by approximately $26 million.

Consolidated net revenues for the third quarter of 2013 increased by approximately $1,054 million, or approximately 54.2%, as compared to the third quarter of 2012. The increase in consolidated net revenues was primarily due to the acquisition of HCP which generated approximately $803 million in net revenues during the third quarter of 2013, an increase of $198 million in the U.S. dialysis and related lab services net revenues, primarily due to strong volume growth from additional treatments from non-acquired treatment growth in existing and new centers and growth through acquisitions, as well as from one additional treatment day in the third quarter of 2013 as compared to the third quarter of 2012, and an increase in our average dialysis revenue per treatment of approximately $8. In addition, the increase in consolidated net revenues was also due to an increase of approximately $59 million in our ancillary services and strategic initiatives, primarily from growth in our pharmacy services and in our international operations.

Consolidated net revenues for the nine months ended September 30, 2013 increased by approximately $2,993 million, or approximately 52.4%, as compared to the same period in 2012. The increase in consolidated net revenues was primarily due to the acquisition of HCP which generated approximately $2,367 million in net revenues, an increase of $493 million in the U.S. dialysis and related lab services net revenues, primarily due to strong volume growth from additional treatments from non-acquired treatment growth in existing and new centers, and growth through acquisitions, even with one half fewer treatment days during the nine months ended September 30, 2013 and an increase in our average dialysis revenue per treatment of approximately $8. In addition, the increase in consolidated net revenues was also due to an increase of approximately $146 million in our ancillary services and strategic initiatives, primarily from growth in our pharmacy services and in our international operations.

Consolidated operating income

Consolidated operating income for the third quarter of 2013 decreased by approximately $145 million, or approximately 27.8%, as compared to the second quarter of 2013, including the accrued estimated loss contingency reserve of $97 million, the $8 million adjustment to reduce a tax asset associated with the HCP acquisition escrow provisions in the third quarter of 2013 and the contingent earn-out obligation adjustment of $57 million in the second quarter of 2013. Excluding these items from the third and second quarters of 2013, adjusted consolidated operating income would have increased by $17 million. The increase in the adjusted consolidated operating income was primarily due to strong volume growth in the number of treatments, which includes one additional treatment day during the third quarter of 2013 as compared to the second quarter of 2013, an increase of approximately $1 in the average dialysis revenue per treatment, an increase in HCP’s net revenues from an annual premium reconciliation received from senior capitated members and a decrease in expenses associated with our annual leadership meeting. Adjusted consolidated operating income was negatively impacted by the write-off of certain obsolete software costs, higher labor costs, an increase in benefit costs, an overall increase in pharmaceutical costs mainly from an increase in the intensities of physician-prescribed pharmaceuticals, an increase in professional fees and an increase in our medical claims expenses.

Consolidated operating income for the third quarter of 2013 increased by approximately $36 million, or approximately 10.6%, as compared to the third quarter of 2012, including the accrued estimated loss contingency reserve of $97 million and the $8 million adjustment to reduce a tax asset associated with the HCP acquisition escrow provisions in the third quarter of 2013. Excluding these items, adjusted consolidated operating income would have increased by $141 million. The increase in operating income was primarily due to the acquisition of HCP, which generated $98 million in operating income, an increase of approximately $8 in our average dialysis revenue per treatment, strong volume growth in the number of treatments, which includes one additional treatment day during the third quarter of 2013 as compared to the third quarter of 2012, and an overall decrease in pharmaceutical costs, mainly from a decline in the intensities of physician-prescribed pharmaceuticals. In addition, consolidated operating income also increased as a result of improved operating performance of certain ancillary services and strategic initiatives, primarily our pharmacy services. Consolidated operating income was negatively impacted by the write-off of certain obsolete software costs, higher labor costs and related payroll taxes, an increase in benefit costs, an increase in professional fees for compliance matters and information technology initiatives, higher long-term incentive compensation and a decline in productivity.

Consolidated operating income for the nine months ended September 30, 2013 increased by approximately $157 million, or approximately 17.3%, as compared to the same period in 2012, including the contingent earn-out obligation adjustment of $57 million, the accrued estimated loss contingency reserve of $397 million and the $8 million adjustment to reduce a tax asset associated with the HCP acquisition escrow provisions in the first nine months of 2013 and including the legal settlement and expenses of $79 million and transaction expenses of $18 million in the first nine months of 2012 associated with the acquisition of HCP. Excluding these items from their respective periods, adjusted consolidated operating income would have increased by $408 million. The increase in adjusted operating income was primarily due to the acquisition of HCP, which generated $287 million in operating income, an increase of approximately $8 in our average dialysis revenue per treatment, strong volume growth in the number of treatments, an overall decrease in pharmaceutical costs, mainly from a decline in the intensities of physician-prescribed pharmaceuticals, lower transaction expenses associated with the acquisition of HCP that occurred in 2012 and lower integration costs that were incurred in 2012 as a result of the acquisition of DSI Renal Inc. (DSI) that occurred in 2011. In addition, adjusted consolidated operating income also increased as a result of improved operating performance of certain ancillary services and strategic initiatives, primarily our pharmacy services and our international operations. Adjusted consolidated operating income was negatively impacted by one half fewer treatment days during the nine months ended September 30, 2013, the write-off of certain obsolete software costs, higher labor costs and related payroll taxes, higher long-term incentive compensation, an increase in benefit costs and a decline in productivity.

U.S. dialysis and related lab services business

Results of operations

	Three months ended			Nine months ended
	September 30, 2013	June 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(dollar amounts rounded to nearest million, except per treatment data)
Net revenues:
Dialysis and related lab services patient service revenues	$2,052	$1,988	$1,842	$5,956	$5,423
Less: Provision for uncollectible accounts	(72)	(69)	(60)	(208)	(167)

Dialysis and related lab services net patient service revenues	$1,980	$1,919	$1,782	$5,748	$5,256
Other revenues	3	3	3	9	8

Total net dialysis and related lab services revenues	$1,983	$1,922	$1,785	$5,757	$5,264

Operating expenses and charges:
Patient care costs	1,311	1,265	1,188	3,792	3,482
General and administrative	180	167	154	514	466
Depreciation and amortization	89	89	78	263	228
Loss contingency reserve and other legal settlement expenses	97	—	1	397	79
Equity investment income	(3)	(3)	(3)	(9)	(8)

Total operating expenses and charges	1,674	1,518	1,418	4,957	4,247

Operating income	$309	$404	$367	$800	$1,017

Dialysis treatments	6,034,647	5,867,973	5,550,645	17,531,419	16,316,821
Average dialysis treatments per treatment day	76,388	75,230	71,162	75,081	69,730
Average dialysis and related lab services revenue per treatment	$340	$339	$332	$340	$332

Net revenues

Dialysis and related lab services’ net revenues for the third quarter of 2013 increased by approximately $61 million, or approximately 3.2%, as compared to the second quarter of 2013. The increase in dialysis and related lab services’ net revenues was due to an increase in the number of treatments as a result of strong non-acquired treatment growth in existing and new centers and growth through acquisitions, as well as from one additional treatment day in the third quarter of 2013 as compared to the second quarter of 2013. Dialysis and related lab services’ net revenues also increased as a result of an increase in the average dialysis revenue per treatment of approximately $1, primarily due to an increase in seasonal administration of flu vaccine and an increase in other non-recurring adjustments, partially offset by a slight decline in our commercial mix.

Dialysis and related lab services’ net revenues for the third quarter of 2013 increased by approximately $198 million, or approximately 11.1%, as compared to the third quarter of 2012. The increase in net revenues in the third quarter of 2013 was principally due to strong volume growth from additional treatments. Dialysis and related services’ net revenues also increased as a result of an increase in the average dialysis revenue per treatment of approximately $8. The increase in the number of treatments was primarily attributable to strong non-acquired treatment growth at existing and new centers and growth through acquisitions, as well as from one additional treatment day in the third quarter of 2013 as compared to the third quarter of 2012. The increase in the average dialysis revenue per treatment was primarily due to an increase in our Medicare reimbursements, net of the impact of sequestration that went into effect on April 1, 2013, an increase in our average commercial payment rates and a slight increase in our commercial mix, partially offset by a decline in the intensities of physician-prescribed pharmaceuticals.

Dialysis and related lab services’ net revenues for the nine months ended September 30, 2013 increased by approximately $493 million, or approximately 9.4%, as compared to the same period in 2012. The increase in net revenues during the nine months ended September 30, 2013 was principally due to strong volume growth from additional treatments, even with one half fewer treatment days during the nine months ended September 30, 2013 as compared to the same period in 2012. Dialysis and related services’ net revenues also increased as a result of an increase in the average dialysis revenue per treatment of approximately $8. The increase in the number of treatments was primarily attributable to non-acquired treatment growth at existing and new centers and growth through acquisitions. The increase in the average dialysis revenue per treatment was primarily due to an increase in our Medicare reimbursements, net of the impact of sequestration, and an increase in our average commercial payment rates, partially offset by a slight decline in our commercial mix and a decline in the intensities of physician-prescribed pharmaceuticals.

Under the American Taxpayer Relief Act of 2012, sequestration became effective on April 1, 2013, and as a result, our dialysis Medicare reimbursements were reduced by 2% effective at that time which represents a reduction of approximately $20 million per quarter.

On July 1, 2013, the Center for Medicare and Medicaid Services (CMS) announced its proposed update to the ESRD prospective payment system (PPS) for the year 2014. The overall impact of the proposed changes is projected to be a 9.4% net decrease in ESRD payments in 2014. The final payment update is expected to be announced in November 2013.

Operating expenses and charges

Patient care costs. Dialysis and related lab services’ patient care costs of approximately $217 per treatment for the third quarter of 2013 increased by $1 as compared to the second quarter of 2013. The increase in patient care costs per treatment was primarily due to an increase in labor and benefit costs and higher pharmaceutical costs mainly from an increase in the intensities of physician-prescribed pharmaceuticals and seasonal administration of flu vaccine, partially offset by a decrease in accruals for certain legal matters, payroll taxes, and expenses associated with our annual leadership meeting that occurred in the second quarter of 2013.

Dialysis and related lab services’ patient care costs on a per treatment basis for the third quarter of 2013 increased by approximately $3 as compared to the third quarter of 2012. The increase was primarily attributable to higher labor costs, an increase in benefit costs, a slight decline in productivity and an increase in our other direct operating expenses associated with our dialysis centers, partially offset by lower pharmaceutical costs mainly from a decline in the intensities of physician-prescribed pharmaceuticals.

Dialysis and related lab services’ patient care costs on a per treatment basis for the nine months ended September 30, 2013 increased by approximately $3 as compared to the same period in 2012. The increase was primarily attributable to higher labor and benefit costs, a decline in productivity and an increase in our other direct operating expenses associated with our dialysis centers, partially offset by lower pharmaceutical costs mainly from a decline in the intensities of physician-prescribed pharmaceuticals.

General and administrative expenses. Dialysis and related lab services’ general and administrative expenses of approximately $180 million in the third quarter of 2013 increased by approximately $13 million as compared to the second quarter of 2013. The increase in general and administrative expenses was primarily due to the write-off of certain obsolete software costs, higher benefit costs, an increase in our professional fees for compliance matters and information technology initiatives, partially offset by lower contract labor and other miscellaneous expenses.

Dialysis and related lab services’ general and administrative expenses for the third quarter of 2013 increased by approximately $26 million as compared to the third quarter of 2012. The increase was primarily due to the write-off of certain obsolete software costs, higher labor costs, higher long-term incentive compensation, an increase in benefit costs and an increase in professional fees for compliance matters and information technology initiatives, partially offset by lower contract labor.

Dialysis and related lab services’ general and administrative expenses for the nine months ended September 30, 2013 increased by approximately $48 million as compared to the same period in 2012. The increase was primarily due to the write-off of certain obsolete software costs, higher labor costs and related payroll taxes, higher long-term incentive compensation and an increase in benefit costs, partially offset by lower integration costs that were incurred in 2012 as a result of the acquisition of DSI that occurred in 2011.

Depreciation and amortization. Depreciation and amortization for dialysis and related lab services was approximately $89 million for the third quarter of 2013, $89 million for the second quarter of 2013 and $78 million for the third quarter of 2012. The increase in depreciation and amortization in the third quarter of 2013, as compared to the third quarter of 2012, was primarily due to growth in newly developed centers and from acquired centers. In addition, the increase in depreciation and amortization in the third quarter of 2013 compared to the third quarter of 2012 was also due to additional depreciation expense associated with the opening of our new corporate headquarters in August 2012.

Depreciation and amortization for dialysis and related lab services was approximately $263 million for the nine months ended September 30, 2013, as compared to $228 million for the same period in 2012. The increase was primarily due to the same factors, as described above.

Provision for uncollectible accounts. The provision for uncollectible accounts receivable for dialysis and related lab services was 3.5% for the third quarter of 2013, 3.5% for the second quarter of 2013, and 3.0% for the third quarter of 2012. We continue to experience a high amount of non-covered Medicare write-offs. We assess our level of the provision for uncollectible accounts based upon our historical cash collection experience and trends, and have and will continue to adjust the provision as necessary as a result of changes in our cash collections.

Loss contingency reserve and other legal settlement expenses. We are engaged in good faith discussions with the attorneys from the United States Attorney’s Office for the District of Colorado, the Civil Division of the United States Department of Justice and the Office of the Inspector General in an effort to find a mutually acceptable resolution to the 2010 and 2011 U.S. Attorney Physician Relationship Investigations. Discussions have advanced to a point where we believed it was appropriate to accrue an additional $97 million to our estimated loss contingency reserve in the current quarter, which brings the total estimated loss contingency reserve to $397 million as of September 30, 2013 in connection with offers to settle the related civil, administrative and criminal matters. However, the discussions are ongoing, and until concluded, there can be no certainty about the timing or likelihood of a definitive resolution or the scope of any potential restrictions or impact on future operations that may be agreed upon in connection with a settlement. As these discussions proceed, and additional information becomes available to us, the amount of the estimated loss contingency reserve may need to be adjusted further to reflect this new information.

In the second quarter of 2012, we reached an agreement to settle all allegations relating to claims arising out of the previously disclosed litigation filed in 2002 in the U.S. District Court in the Eastern District of Texas. In connection with this settlement we incurred costs and expenses of $79 million in the second quarter of 2012 that consisted of $55 million for the settlement plus attorney fees and other related expenses. The settlement resolved federal program claims regarding EPO that were or could have been raised in the complaint relating to historical EPO practices dating back to 1997.

Equity investment income. Equity investment income was approximately $3.1 million for the third quarter of 2013, as compared to $2.8 million for the second quarter of 2013 and $3.1 million for the third quarter of 2012. The slight increase in equity income in the third quarter of 2013, as compared to the second quarter of 2013, was primarily due to an increase in the profitability of certain joint ventures in the third quarter of 2013. Equity investment income in the third quarter of 2013 was flat as compared to the third quarter of 2012.

Accounts receivable

Our U.S. dialysis and related lab services accounts receivable balances at September 30, 2013 and June 30, 2013 were $1,105 million and $1,117 million, respectively, which represented approximately 52 days and 54 days of revenue, respectively, which is net of bad debt provision. The decrease in day sales outstanding (DSO) for the U.S. dialysis and related lab services business, was primarily the result of improved cash collections from Medicare and higher non-covered Medicare write-offs during the period. Our DSO calculation is based on the current quarter’s average revenues per day. There were no significant changes during the third quarter of 2013 from the second quarter of 2013 in the amount of unreserved accounts receivable over one year old or the amounts pending approval from third-party payors.

Segment operating income

Dialysis and related lab services’ operating income for the third quarter of 2013 decreased by approximately $95 million, or approximately 23.5%, as compared to the second quarter of 2013, including the accrued estimated legal contingency reserve of $97 million in the third quarter of 2013. Excluding this item from the third quarter of 2013, adjusted operating income would have increased by $2 million, primarily due to an increase in treatments from strong non-acquired volume growth and one additional treatment day in the third quarter of 2013 as compared to the second quarter of 2013, an increase in the average dialysis revenue per treatment of approximately $1 and a decrease in expenses associated with our annual leadership meeting that occurred in the second quarter of 2013, partially offset by the write-off of certain obsolete software costs, higher labor costs, an increase in benefit costs, an increase in the overall costs of pharmaceuticals due to an increase in the intensity of physician-prescribed pharmaceuticals and an increase in professional fees for compliance matters and information technology initiatives.

Dialysis and related lab services’ operating income for the third quarter of 2013 decreased by approximately $58 million, or approximately 15.8%, as compared to the third quarter of 2012, including the accrued estimated legal contingency reserve of $97 million in the third quarter of 2013. Excluding this item from the third quarter of 2013, adjusted operating income would have increased by $39 million, primarily attributable to strong volume growth in revenues from additional treatments as a result of non-acquired treatment growth and growth through acquisitions, as well as from one additional treatment day in the third quarter of 2013 as compared to the third quarter of 2012. Dialysis and related lab services’ operating income also increased as a result of an increase in the average dialysis revenue per treatment of approximately $8, as described above and a decrease in the overall costs of pharmaceuticals due to a decline in the intensity of physician-prescribed pharmaceuticals. However, dialysis and related lab services operating income was negatively impacted by higher labor costs and related payroll taxes, an increase in benefit costs, an increase in professional fees for compliance matters and for information technology initiatives, the write-off of certain obsolete software costs, higher long-term incentive compensation and a slight decline in productivity.

Dialysis and related lab services’ operating income for the nine months ended September 30, 2013 decreased by approximately $217 million, or approximately 21.3%, as compared to the same period in 2012, including the accrued estimated loss contingency reserve of $397 million recorded in the first nine months of 2013 and including the legal settlement and expenses of $79 million recorded in the second quarter of 2012. Excluding these items from their respective periods, the dialysis and related lab services adjusted operating income would have increased by approximately $101 million. The increase in adjusted operating income was primarily attributable to strong volume growth in revenues from additional treatments as a result of non-acquired treatment growth and growth through acquisitions, even with one half fewer treatment days during the nine months ended September 30, 2013 as compared to the same period in 2012. Dialysis and related lab services’ operating income also increased as a result of an increase in the average dialysis revenue per treatment of approximately $8, as described above, a decrease in the overall pharmaceutical costs mainly due to a decline in the intensity of physician-prescribed pharmaceuticals and lower integration costs that were incurred in 2012 as a result of the acquisition of DSI in 2011. However, dialysis and related lab services operating income was negatively impacted by higher labor costs and related payroll taxes, an increase in benefit costs, higher long-term incentive compensation, the write-off of certain obsolete software costs and a decline in productivity.

HCP business

Results of operations

	Three months ended				Nine months ended September 30, 2013
	September 30, 2013		June 30, 2013
	(dollar amounts rounded to nearest millions)
Net revenues:
HCP capitated revenue	$731	91%	$693	91%	$2,169	92%

Patient service revenue	61		52		169
Less: Provision for uncollectible accounts	(3)		(3)		(8)

Net patient service revenue	58	7%	49	6%	161	7%

Other revenues	14	2%	19	3%	37	1%

Total net revenues	$803	100%	$761	100%	$2,367	100%

Operating expense:
Patient care costs	$605	76%	$590	78%	$1,789	76%
General and administrative expense	67	8%	56	7%	192	8%
Depreciation and amortization	39	5%	39	5%	116	5%
Equity investment income	(6)	(1)%	(5)	(1)%	(17)	(1)%

Total expenses	705	88%	680	89%	2,080	88%

Operating income	$98	12%	$81	11%	$287	12%

Capitated membership information

The following table provides (i) the total number of capitated members to whom HCP provided healthcare services as of September 30, 2013 and June 30, 2013, and (ii) the aggregate member months for the three months ended September 30, 2013 and June 30, 2013 and for the nine months ended September 30, 2013. Member months represent the aggregate number of months of healthcare services HCP has provided to capitated members during a period of time:

	Members at		Members months for
	September 30, 2013	June 30, 2013	Three months ended		Nine months ended September 30, 2013
			September 30, 2013	June 30, 2013
HCP total capitated membership	760,000	733,000	2,237,000	2,209,000	6,685,000

In addition to the members above, HCP provided healthcare services to members of Magan Medical Group, an unconsolidated joint venture that is accounted for as an equity investment. The Magan Medical Group joint venture provided healthcare services for approximately 45,700 members as of September 30, 2013 and for approximately 136,600 member months for the quarter ended September 30, 2013, and for approximately 421,500 member months for the nine months ended September 30, 2013.

The increase in members and member months was primarily attributable to an increase in senior members resulting from new acquisitions, partially offset by a decline in commercial members resulting from the state of California discontinuing the Healthy Family program.

Revenues

The following table provides HCP’s revenue by source:

	Three months ended				Nine months ended September 30, 2013
	September 30, 2013		June 30, 2013
	(dollar amounts rounded to nearest millions)
HCP revenues:
Commercial revenues	$176	22%	$176	23%	$533	23%
Senior revenues	539	67%	496	65%	1,587	67%
Medicaid revenues	16	2%	21	3%	49	2%

Total capitated revenues	$731	91%	$693	91%	$2,169	92%
Patient service revenue, net of provision for uncollectible accounts	58	7%	49	6%	161	7%
Other revenues	14	2%	19	3%	37	1%

Total net revenues	$803	100%	$761	100%	$2,367	100%

Net revenues

HCP’s net revenue for the third quarter of 2013 increased by $42 million, or approximately 5.5%, as compared to the second quarter of 2013. The increase in revenue was primarily attributable to an annual premium reconciliation for our senior capitated members and a slight increase in the number of senior capitated members, partially offset by a decline in the number of commercial members to whom HCP provides health care services and a decrease in non-patient care related revenues.

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

Operating expenses

HCP’s patient care costs of approximately $605 million for the third quarter of 2013, increased by approximately $15 million, or approximately 2.5%, as compared to the second quarter of 2013. The increase is primarily attributable to the increase in medical claim expenses due to acquisitions and higher utilization.

HCP’s general and administrative costs of approximately $67 million for the third quarter of 2013, increased by approximately $11 million, or approximately 19.6%, as compared to the second quarter of 2013. The increase in general and administrative expenses was primarily attributable to changes in our estimated accruals related to acquired entities during the second quarter of 2013.

HCP’s depreciation and amortization of approximately $39 million for the third quarter of 2013 is primarily based upon the fair value of equipment, leasehold improvements and intangible assets we recognized in the HCP acquisition, which is consistent with the second quarter of 2013.

Segment operating income

HCP’s operating income for the third quarter of 2013 increased by approximately $17 million, or approximately 21.0%, as compared to the second quarter of 2013. The increase was primarily attributable to an increase in revenue from an annual premium reconciliation for our senior capitated members and a slight increase in the number of senior capitated members, partially offset by an increase in our medical claim expenses and a reduction in the number of commercial members.

Other—Ancillary services and strategic initiatives business

Our other operations include ancillary services and strategic initiatives which are primarily aligned with our core business of providing dialysis services to our network of patients. As of September 30, 2013 these consisted primarily of pharmacy services, disease management services, vascular access services, ESRD clinical research programs, physician services, direct primary care and our international dialysis operations. The ancillary services and strategic initiatives generated approximately $226 million of net revenues in the third quarter of 2013, representing approximately 7.5% of our consolidated net revenues. We currently expect to continue to invest in our ancillary services and strategic initiatives, including our continued expansion into certain international markets as we work to develop successful new business operations in the U.S. as well as outside the U.S. However, any significant change in market conditions, business performance or the regulatory environment may impact the economic viability of any of these strategic initiatives. Any unfavorable changes in these strategic initiatives could result in a write-off or an impairment of some or all of our investments, including goodwill and could also result in significant termination costs if we were to exit a particular line of business.

As of September 30, 2013, we provided dialysis and administrative services to a total of 66 outpatient dialysis centers located in ten countries outside of the U.S. The total net revenues generated from our international operations are provided below.

The following table reflects the results of operations for the ancillary services and strategic initiatives:

	Three months ended			Nine months ended
	September 30, 2013	June 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(dollar amounts rounded to nearest in millions)
U.S. revenues
Net patient service revenues	$4	$3	$2	$11	$6
Other revenues	185	164	145	501	403
Capitated revenues	17	18	16	51	45

Total	206	185	163	563	454
International revenues
Net patient service revenues	18	13	3	42	6
Other revenues	2	2	1	5	4

Total	20	15	4	47	10

Total net revenues	$226	$200	$167	$610	$464

Total operating loss	$(9)	$(7)	$(13)	$(31)	$(51)

Net revenues

The ancillary services and strategic initiatives net revenues for the third quarter of 2013 increased by approximately $26 million or 13.0% as compared to the second quarter of 2013. The increase was primarily from growth in prescriptions dispensed as part of our pharmacy services and growth in our international operations, mainly from acquisitions in South America and Malaysia.

The ancillary services and strategic initiatives net revenues for the third quarter of 2013 increased by approximately $59 million, or 35.3%, as compared to the third quarter of 2012. The increase was primarily from growth in prescriptions dispensed as part of our pharmacy services and an increase in our international operations, mainly from acquisitions in Europe, South America and Malaysia.

The ancillary services and strategic initiatives net revenues for the nine months ended September 30, 2013 increased by approximately $146 million, or 31.5%, as compared to the same period in 2012. The increase was primarily from growth in prescriptions dispensed as part of our pharmacy services, increased disease management members and Special Needs Plan members in Village Health and an increase in our international operations, due mainly to acquisitions in Europe, South America and Malaysia.

Operating expenses

Ancillary services and strategic initiatives operating expenses for the third quarter of 2013 increased by approximately $28 million as compared to the second quarter of 2013. The increase in operating expenses was primarily due to an increase in volume in our pharmacy business and an increase in expenses associated with our international dialysis expansion.

Ancillary services and strategic initiatives operating expenses for the third quarter of 2013 increased by approximately $55 million as compared to the third quarter of 2012. The increase in operating expenses was primarily due to an increase in volume in our pharmacy business, an increase in expenses associated with our international dialysis expansion into Europe, South America and Malaysia, an increase in labor costs and related payroll taxes and an increase in benefit costs, partially offset by a decrease in our professional fees.

Ancillary services and strategic initiatives operating expenses for the nine months ended September 30, 2013 increased by approximately $126 million as compared to the same period in 2012. The increase in operating expenses was primarily due to an increase in volume in our pharmacy business, an increase in expenses associated with our international dialysis expansion into Europe, South America and Malaysia, an increase in labor costs and related payroll taxes and an increase in benefit costs.

Ancillary services and strategic initiatives operating losses

Ancillary services and strategic initiatives operating losses for the third quarter of 2013 increased by approximately $2 million from the second quarter of 2013. The increase in operating losses was primarily due to additional operating losses in Europe and China, and certain other strategic initiatives, partially offset by improved operating performance in our pharmacy business and in our ESRD clinical research business.

Ancillary services and strategic initiatives operating losses for the third quarter of 2013 decreased by approximately $4 million from the third quarter of 2012. The decrease in operating losses was primarily due to improved operating performance of our pharmacy business related to increased prescriptions dispensed, improved operating performance in our ESRD clinical research business and improved performance in our international operations in Europe, partially offset by an increase in operating losses related to our international operations in Asia.

Ancillary services and strategic initiatives operating losses for the nine months ended September 30, 2013 decreased by approximately $20 million from the same period in 2012. The decrease in operating losses was primarily due to improved operating performance of our pharmacy business related to increased prescriptions dispensed, increased disease management members and Special Needs Plan members in Village Health, improved operating performance in our ESRD clinical research business and improved performance in our international operations in Europe, partially offset by an increase in operating losses related to our international operations in Asia.

Corporate-level charges

Debt expense. Debt expense of $108.4 million was relatively flat in the third quarter of 2013 as compared to the second quarter of 2013.

Debt expense in the third quarter of 2013, as compared to the third quarter of 2012, increased by $37.9 million, primarily due to the issuance of our new term loans for $3,000 million under our amended Senior Secured Credit Facilities that we entered into on November 1, 2012. In addition, the increase in debt expense was also due to the issuance of our new senior notes for $1,250 million on August 28, 2012, and as a result of our new swap and cap agreements that were entered into in March 2013, partially offset by lower average interest rates associated with this new debt.

Our overall weighted average effective interest rate for the third quarter of 2013 was 4.87% compared to 4.86% for the second quarter of 2013 and 5.31% for the third quarter of 2012.

For the nine months ended September 30, 2013, debt expense of $322.3 million increased by approximately $129.8 million, as compared to the same period in 2012. The increase was primarily attributable to the same factors that were discussed above for the increase in debt expense for the third quarter of 2013 as compared to the third quarter of 2012.

Contingent earn-out obligation adjustment. As a result of HCP achieving certain financial performance targets in 2012, we made earn-out payments of $137.0 million on April 1, 2013 to the common unit holders of HCP. During the third quarter of 2013, we reached agreement with the representative of the former owners and option holders of HealthCare Partners Holdings, LLC to settle certain post-closing adjustments, including the

2013 contingent earn-out obligation for $68.8 million, an amount equal to its carrying value at June 30, 2013. Accordingly, this settlement had no impact on our condensed consolidated statements of income during the third quarter of 2013.

Corporate support costs. Corporate support costs consist primarily of labor, benefits and long-term incentive compensation costs for departments which provide support to all of our different operating lines of business. The third quarter of 2013 also included the adjustment to reduce a tax asset associated with the HCP acquisition escrow provisions. Corporate support costs were approximately $21.3 million in the third quarter of 2013, $13.4 million in the second quarter of 2013 and $13.5 million in third quarter of 2012. These expenses are included in our consolidated general and administrative expenses. The increase in corporate support costs in the third quarter of 2013 as compared to both the second quarter of 2013 and the third quarter of 2012 was primarily due to an adjustment to reduce a tax asset associated with the HCP acquisition escrow provisions.

Corporate support costs were approximately $48.2 million for the nine months ended September 30, 2013, as compared to $38.8 million for the same period in 2012. The increase was primarily related to additional long-term compensation costs and an adjustment to reduce a tax asset associated with the HCP acquisition escrow provisions.

Transaction expenses. In the third quarter of 2012 and for the nine months ended September 30, 2012, we incurred approximately $1 million and $18 million, respectively, of transaction expenses associated with the acquisition of HCP, which are included in our consolidated general and administrative expenses.

Other income. Other income for the third quarter of 2013 was $2.1 million as compared to a negative $1.4 million for the second quarter of 2013 and $0.8 million for the third quarter of 2012. The increase in other income was primarily related to the sale of certain investments at a loss during the second quarter of 2013.

Noncontrolling interests

Net income attributable to noncontrolling interests was $33.2 million for the third quarter of 2013 as compared to $29.0 million for the second quarter of 2013. Net income attributable to noncontrolling interests in the third quarter of 2013 increased by approximately $5.4 million as compared to the third quarter of 2012. The increases in net income attributable to noncontrolling interests in the third quarter of 2013, as compared to both previous periods, was primarily due to the overall number of joint ventures and an increase in the overall profitability of certain of our dialysis joint ventures, mainly from an increase in revenue from additional treatments which includes one additional treatment day in the third quarter of 2013.

Accounts receivable

Our consolidated total accounts receivable balances at September 30, 2013 and June 30, 2013 were $1,404 million and $1,445 million, respectively, which represented approximately 44 days and 47 days of revenue, respectively, which is net of bad debt provision.

Outlook

We are narrowing our consolidated income guidance for 2013 to now be in the range of $1.88 billion to $1.92 billion. Our previous consolidated operating income guidance for 2013 was in the range of $1.83 billion to $1.93 billion.

We are updating our operating income guidance for our dialysis services and related ancillary businesses for 2013 to now be in the range of $1.50 billion to $1.52 billion. Our previous operating income guidance for 2013 was in the range of $1.45 billion to $1.50 billion.

We are also narrowing our operating income guidance for HCP for 2013 to now be in the range of $380 million to $400 million. Our previous operating income guidance for HCP for 2013 was in the range of $380 million to $430 million.

We are also updating our consolidated operating cash flow guidance for 2013 to now be in the range of $1.60 billion to $1.70 billion. Our previous consolidated operating cash flow guidance for 2013 was in the range of $1.40 billion to $1.50 billion.

The consolidated and dialysis services and related ancillary businesses operating income guidance amounts exclude an estimated loss contingency reserve of $397 million which we accrued during the first nine months of 2013 in connection with the 2010 and 2011 U.S. Attorney Physician Relationship Investigations and the consolidated cash flow guidance amounts exclude any potential payment of this reserve. In addition, the consolidated operating income guidance amounts exclude a contingent earn-out obligation adjustment of approximately $57 million that we recorded in the second quarter of 2013 related to the remeasurement of the fair value of HCP’s 2013 contingent earn-out obligation and excludes the adjustment to reduce a tax asset associated with the HCP acquisition escrow provisions that was established as a receivable to offset any potential tax liabilities. These projections and the underlying assumptions involve significant risks and uncertainties, including those described below and actual results may vary significantly from these current projections.

These projections and the underlying assumptions involve significant risks and uncertainties, and actual results may differ materially from these current projections. These risks and uncertainties, among others, include those relating to the concentration of profits generated by higher-paying commercial payor plans for which there is continued downward pressure on average realized payment rates, and a reduction in the number of patients under such plans, which may result in the loss of revenues or patients, a reduction in government payment rates under the Medicare ESRD program or other government-based programs, the impact of health care reform legislation that was enacted in the U.S. in March 2010, the impact of the Center for Medicare and Medicaid Services (CMS) 2014 Medicare Advantage benchmark structure, the impact of the American Taxpayer Relief Act, the impact of the sequestration that went into effect on April 1, 2013, the impact of disruptions in federal government operations and funding, changes in pharmaceutical or anemia management practice patterns, payment policies, or pharmaceutical pricing, legal compliance risks, including our continued compliance with complex government regulations and current or potential investigations by various government entities and related government or private-party proceedings, including risks relating to the resolution of the 2010 and 2011 U.S. Attorney Physician Relationship Investigations, continued increased competition from large and medium-sized dialysis providers that compete directly with us, our ability to maintain contracts with physician medical directors, changing affiliation models for physicians, and the emergence of new models of care introduced by the government or private sector that may erode our patient base and reimbursement rates such as accountable care organizations (ACOs), independent practice associations (IPAs) and integrated delivery systems, or to businesses outside of dialysis and HCP’s business, our ability to complete any acquisitions, mergers or dispositions that we might be considering or announce, or to integrate and successfully operate any business we may acquire or have acquired, including HCP, or to expand our operations and services to markets outside the U.S., variability of our cash flows, risks arising from the use of accounting estimates, judgments and interpretations in our financial statements, loss of key HCP employees, potential disruption from the HCP transaction making it more difficult to maintain business and operational relationships with customers, partners, associated physicians and physician groups, hospitals and others, the risk that laws regulating the corporate practice of medicine could restrict the manner in which HCP conducts its business, the fact that HCP faces certain competitive threats that could reduce its profitability, the risk that the cost of providing services under HCP’s agreements may exceed our compensation, the risk that reductions in reimbursement rates, including Medicare Advantage rates, and future regulations may negatively impact HCP’s business, revenue and profitability, the risk that HCP may not be able to successfully establish a presence in new geographic regions or successfully address competitive threats that could reduce its profitability, the risk that a disruption in HCP’s healthcare provider networks could have an adverse effect on HCP’s operations and profitability, the risk that reductions in the quality ratings of health maintenance organization plan customers of HCP could have an adverse effect on HCP’s business, or the risk that health plans that acquire health maintenance organizations may not be willing to contract with HCP or may be willing to contract only on less favorable terms. See “Risk Factors” in Part II, Item 1A. of this Quarterly Report on Form 10-Q and the cautionary language contained in the forward-looking statements and associated risks as discussed under “Forward-looking statements” on page 37 for more information about these and other potential risk factors. We undertake no obligation to update or revise these projections, whether as a result of changes in underlying factors, new information, future events or otherwise.

Liquidity and capital resources

Liquidity and capital resources. Cash flow from operations during the third quarter of 2013 was $733 million, compared to $367 million during the third quarter of 2012. Cash flow from operations in the third quarter of 2013 increased as a result of the acquisition of HCP, the timing of compensation payments, cash taxes and other working capital items. Non-operating cash outflows for the third quarter of 2013 included capital asset expenditures of $141 million, including $86 million for new center developments and relocations and $55 million for maintenance and information technology. In addition, we spent $83 million for acquisitions and we paid distributions to noncontrolling interests of $35 million in that period. Non-operating cash outflows for the third quarter of 2012 included capital asset expenditures of $128 million, including $65 million for new center developments and relocations and $63 million for maintenance and information technology. In addition, we spent $72 million for acquisitions. We paid distributions to noncontrolling interests of $32 million.

Cash flow from operations for the nine months ended September 30, 2013 was $1,419 million, compared to $901 million for the same period in 2012. Cash flow from operations in 2013 increased as a result of the acquisition of HCP and the timing of income tax payments, partially offset by the timing of certain working capital items. Non-operating cash outflows during the nine months ended September 30, 2013, included capital asset expenditures of $400 million, including $241 million for new center developments and relocations and $159 million for maintenance and information technology. In addition, we spent $235 million for acquisitions and we paid distributions to noncontrolling interests of $100 million in that period. Non-operating cash outflows for the nine months ended September 30, 2012 included capital asset expenditures of $379 million, including $193 million for new center developments and relocations and $186 million for maintenance and information technology. In addition, we spent $419 million for acquisitions. We paid distributions to noncontrolling interests of $82 million.

During the third quarter of 2013, our U.S. dialysis and related lab services business acquired a total of 10 dialysis centers, opened 25 dialysis centers, merged two dialysis centers into other existing dialysis centers, sold and closed two dialysis centers and provided management and administrative services to one additional dialysis center. In addition, our international dialysis operations acquired a total of 18 dialysis centers, opened one dialysis center and closed one dialysis center. During the third quarter of 2012, our U.S. dialysis and related lab services business acquired a total of 10 dialysis centers, opened 21 dialysis centers and merged four dialysis centers into other existing dialysis centers. In addition, our international dialysis operations opened a total of two dialysis centers and provided management and administrative services to three additional dialysis centers.

During the third quarter of 2013, our HCP business acquired an independent physician network organization and one primary care physician practice.

During the first nine months of 2013, our U.S. dialysis and related lab services business acquired a total of 21 dialysis centers, opened 70 dialysis centers, merged three dialysis centers into other existing dialysis centers, sold and closed five dialysis centers and provided management and administrative services to five additional dialysis centers, two of which we own an equity investment interest. In addition, our international dialysis operations acquired and opened a total of 30 dialysis centers, four of which we provide management and administrative services to, which we consolidate under applicable accounting standards, opened two dialysis centers and closed two dialysis centers. During the first nine months of 2012, our U.S. dialysis and related lab services business acquired a total of 71 dialysis centers, opened 48 dialysis centers and merged or sold eight centers. In addition, our international dialysis operations acquired and opened a total of 10 dialysis centers and provided management and administrative services to three additional dialysis centers.

During the first nine months of 2013, our HCP business acquired an independent physician network organization, a hospice care business, an oncology and hematology physician practice, and two primary care physician practices.

During the first nine months of 2013, we made mandatory principal payments under our Senior Secured Credit Facilities totaling $75.0 million on the Term Loan A, $50.6 million on the Term Loan A-3, $13.1 million on the Term Loan B and $12.4 million on the Term Loan B-2.

As of September 30, 2013, we maintained several interest rate swap agreements that were entered into in March 2013 with amortizing notional amounts of these swap agreements totaling $1,299 million. These agreements have the economic effect of modifying the LIBOR variable component of our interest rate on an equivalent amount of our Term Loan A-3 to fixed rates ranging from 0.49% to 0.52%, resulting in an overall weighted average effective interest rate of 3.01%, including the Term Loan A-3 margin of 2.50%. The swap agreements expire on September 30, 2016 and require monthly interest payments. During the nine months ended September 30, 2013, we recognized debt expense of $2.1 million from these swaps. As of September 30, 2013, the total fair value of these swap agreements was a net asset of approximately $3.9 million. We estimate that approximately $3.5 million of existing unrealized pre-tax losses in other comprehensive income at September 30, 2013 will be reclassified into income over the next twelve months.

In addition, as of September 30, 2013, we also maintained several forward interest rate swap agreements that were entered into in March 2013 with amortizing notional amounts totaling $600 million. These forward swap agreements will be effective September 30, 2014 and will have the economic effect of modifying the LIBOR variable component of our interest rate on an equivalent amount of our outstanding debt to fixed rates ranging from 0.72% to 0.75%. These swap agreements expire on September 30, 2016 and will require monthly interest payments beginning in October 2014. Any unrealized gains or losses resulting from changes in the fair value of these swaps will be recorded in other comprehensive income. As of September 30, 2013, the total fair value of these swap agreements was a net asset of approximately $1.7 million.

As of September 30, 2013, we maintained several interest rate cap agreements that were entered into in March 2013 with notional amounts totaling $1,250 million on our Term Loan B debt and $1,485 million on our Term Loan B-2 debt. These agreements have the economic effect of capping the LIBOR variable component of our interest rate at a maximum of 2.50% on an equivalent amount of our Term Loan B and Term Loan B-2 debt. During the nine months ended September 30, 2013, we recognized debt expense of $1.2 million from these caps. The cap agreements expire on September 30, 2016. As of September 30, 2013, the total fair value of these cap agreements was an asset of approximately $8.8 million. During the nine months ended September 30, 2013, we recorded a gain of $0.3 million in other comprehensive income due to an increase in the unrealized fair value of these cap agreements.

As of September 30, 2013, we also maintained a total of nine other interest rate swap agreements with amortizing notional amounts totaling $825 million. These agreements had the economic effect of modifying the LIBOR variable component of our interest rate on an equivalent amount of our Term Loan A to fixed rates ranging from 1.59% to 1.64%, resulting in an overall weighted average effective interest rate of 4.36%, including the Term Loan A margin of 2.75%. The swap agreements expire on September 30, 2014 and require monthly interest payments. During the nine months ended September 30, 2013, we recognized debt expense of $9.4 million from these swaps. As of September 30, 2013, the total fair value of these swap agreements was a liability of approximately $10.8 million. We estimate that approximately $10.8 million of existing unrealized pre-tax losses in other comprehensive income at September 30, 2013 will be reclassified into income over the next twelve months.

As of September 30, 2013, we also maintained five interest rate cap agreements with notional amounts totaling $1,250 million. These agreements have the economic effect of capping the LIBOR variable component of our interest rate at a maximum of 4.00% on an equivalent amount of our Term Loan B debt. However, as a result of the new interest rate cap agreements that were entered into in March 2013, as described above, these interest rate cap agreements became ineffective cash flow hedges and as a result any changes in the fair value associated with these interest rate cap agreements will be charged to income. During the nine months ended September 30, 2013, we recognized debt expense of $2.7 million from these caps. The cap agreements expire on September 30, 2014. As of September 30, 2013, the total fair value of these cap agreements was an asset of approximately $0.004 million. During the first quarter of 2013, we recorded a loss of $0.003 million in other comprehensive income when these caps were designated as effective cash flow hedges due to a decrease in the unrealized fair value of these cap agreements. In late first quarter of 2013, these caps were redesignated as ineffective cash flow hedges and as a result we realized a loss of $0.06 million related to a decrease in the fair value of these cap agreements during the second and third quarters of 2013.

As a result of the embedded LIBOR floors in some of our debt agreements and the swap and cap agreements, our overall weighted average effective interest rate on the Senior Secured Credit Facilities was 4.18%, based upon the current margins in effect of 2.75% for the Term Loan A, 2.50% for the Term Loan A-3 and 3.00% for both the Term Loan B and the Term Loan B-2, as of September 30, 2013.

As of September 30, 2013, interest rates on our Term Loan B and Term Loan B-2 debt are effectively fixed because of an embedded LIBOR floor which is higher than actual LIBOR as of such date. Furthermore, interest rates on $1,250 million of our Term Loan B and $1,485 million of our Term Loan B -2 are subject to interest rate caps if LIBOR should rise above 2.50%. Interest rates on our senior notes are fixed by their terms. The LIBOR variable component of our interest rates on our Term Loan A and our Term Loan A-3 are economically fixed as a result of interest rate swaps.

Our overall weighted average effective interest rate during the third quarter of 2013 was 4.87% and as of September 30, 2013 was 4.86%.

As of September 30, 2013, we had undrawn revolving credit facilities totaling $350 million of which approximately $99 million was committed for outstanding letters of credit. In addition, HCP has an outstanding letter of credit of approximately $1 million that is secured by a certificate of deposit.

We believe that we will have sufficient liquidity and will generate significant operating cash flows to fund our scheduled debt service and other obligations for the foreseeable future, including the next 12 months, under the terms of our debt agreements. Our primary sources of liquidity are cash from operations and cash from borrowings.

Divestiture of HomeChoice Partners, Inc.

On February 1, 2013, we completed the sale of HomeChoice Partners Inc. (HomeChoice) to BioScrip, Inc. pursuant to a stock purchase agreement dated December 12, 2012 for $70 million in cash, subject to various post-closing adjustments of which we receive approximately 90% of the proceeds. The stock purchase agreement also provides that as additional consideration we may earn up to a total of 90% of $20 million if certain performance amounts exceed certain thresholds over the next two years. We have not yet assigned any value to this contingent receivable and will only recognize any estimated realizable value of this receivable when it becomes probable and reasonably estimable. We recorded a gain of approximately $13 million, net of tax, during the nine months ended September 30, 2013 related to this divestiture.

HomeChoice is a regional provider of home infusion services that provides specialized pharmacy, nursing and nutritional services to patients in their homes. HomeChoice generated approximately $68 million in revenues for the year ended December 31, 2012 and approximately $6 million for the period January 1, 2013 to February 1, 2013.

Stock-based compensation awards

Stock-based compensation awards are measured at their estimated fair values on the date of grant if settled in shares, or at their estimated fair values at the end of each reporting period if settled in cash. The value of stock-based awards so measured is recognized as compensation expense on a cumulative straight-line basis over the vesting terms of the awards, adjusted for expected forfeitures. During the nine months ended September 30, 2013, we granted 3,376,825 stock-settled stock appreciation rights with an aggregate grant-date fair value of $45.4 million and a weighted-average expected life of approximately 4.1 years and 33,412 stock units with an aggregate grant-date fair value of $2.0 million and a weighted-average expected life of approximately 2.1 years.

Long-term incentive compensation

Long-term incentive program (LTIP) compensation includes both stock-based compensation (principally stock-settled stock appreciation rights and restricted stock units) as well as long-term performance-based cash awards. Long-term incentive compensation expense, which was primarily general and administrative in nature, was attributed among the dialysis and related lab services business, corporate support costs, and the ancillary services and strategic initiatives. Long-term incentive compensation costs of $19.4 million in the third quarter of 2013 decreased by approximately $0.7 million as compared to the second quarter of 2013 and increased by approximately $8.9 million as compared to the third quarter of 2012. The decrease in long-term incentive compensation in the third quarter of 2013 as compared to the second quarter of 2013 was primarily due to the final vesting of a sizable broad grant during the second quarter of 2013 that contributed expense during that period. The increase in long-term incentive compensation in the third quarter of 2013 as compared to the third quarter of 2012 was primarily due to a delay in the timing of our normal annual grant cycle during 2012 until late in that year and an increase in the fair value of LTIP awards that contributed expense to this period.

Long-term incentive compensation costs of $58.2 million for the nine months ended September 30, 2013, increased by approximately $23.3 million as compared to the same period in 2012. The increase in long-term incentive compensation for this period was also primarily due to a delay in the timing of our normal annual grant cycle during 2012 until late in that year, an increase in the fair value of LTIP awards that contributed expense to these respective periods, and LTIP award forfeitures realized at a lower rate than previously expected.

As of September 30, 2013, there was $129.5 million in total estimated but unrecognized long-term incentive compensation for LTIP awards outstanding, including $104.3 million for nonvested stock-based awards under our equity compensation and stock purchase plans. We expect to recognize the performance-based cash component of these LTIP costs over a weighted average remaining period of 0.9 years and the stock-based component of these LTIP costs over a weighted average remaining period of 1.3 years.

Beginning in 2013, we no longer have stock options outstanding and did not receive cash proceeds from stock option exercises during the first nine months of 2013. During the nine months ended September 30, 2012, we received $2.2 million in cash proceeds from stock option exercises. In addition, for the nine months ended September 30, 2013 and 2012 we received $40.9 million and $60.3 million, respectively, in actual tax benefits upon the exercise of stock awards.

On June 17, 2013, the stockholders of the Company approved an amendment to the DaVita HealthCare Partners Inc. 2011 Incentive Award Plan to increase the number of shares of common stock available for issuance under the Plan by 8.5 million shares.

Stock split

In the third quarter of 2013, the Board of Directors approved a two-for-one stock split of our common stock in the form of a stock dividend payable on September 6, 2013 to stockholders of record on August 23, 2013. Our common stock began trading on a post-split basis on September 9, 2013. All share and per share data for all periods presented have been adjusted to reflect the effects of the stock split.

Off-balance sheet arrangements and aggregate contractual obligations

In addition to the debt obligations reflected on our balance sheet, we have commitments associated with operating leases and letters of credit, as well as potential obligations associated with our equity investments in nonconsolidated businesses and to dialysis centers that are wholly-owned by third parties. Substantially all of our U.S. dialysis facilities are leased. We have potential acquisition obligations for several joint ventures, non-owned and minority owned entities. These obligations are in the form of put provisions and are exercisable at the third-party owners’ discretion within specified periods as outlined in each specific put provision. If these put provisions were exercised, we would be required to purchase the third-party owners’ noncontrolling interests at either the appraised fair market value or a predetermined multiple of earnings or cash flow attributable to the noncontrolling interests put to us, which is intended to approximate fair value. The methodology we use to estimate the fair values of noncontrolling interests subject to put provisions assumes either the higher of a liquidation value of net assets or an average multiple of earnings, based on historical earnings, patient mix and other performance indicators that can affect future results, as well as other factors. The estimated fair values of the noncontrolling interests subject to put provisions is a critical accounting estimate that involves significant judgments and assumptions and may not be indicative of the actual values at which the noncontrolling interests may ultimately be settled, which could vary significantly from our current estimates. The estimated fair values of noncontrolling interests subject to put provisions can fluctuate and the implicit multiple of earnings at which these noncontrolling interests obligations may be settled will vary significantly depending upon market conditions including potential purchasers’ access to the capital markets, which can impact the level of competition for dialysis and non-dialysis related businesses, the economic performance of these businesses and the restricted marketability of the third-party owners’ noncontrolling interests. The amount of noncontrolling interests subject to put provisions that contractually employ a predetermined multiple of earnings rather than fair value are immaterial. For additional information see Note 10 to the condensed consolidated financial statements.

We also have certain other potential commitments to provide operating capital to several dialysis centers that are wholly-owned by third parties or centers in which we own a minority equity investment as well as to physician-owned vascular access clinics that we operate under management and administrative services agreements.

The following is a summary of these contractual obligations and commitments as of September 30, 2013 (in millions):

	Remainder of 2013	1-3 years	4-5 years	After 5 years	Total
Scheduled payments under contractual obligations:
Long-term debt	$60	$2,986	$1,697	$3,579	$8,322
Interest payments on the senior notes	50	518	321	390	1,279
Interest payments on the Term Loan B(1)	20	214	—	—	234
Interest payments on the Term Loan B-2(2)	17	196	127	52	392
Interest payments on the Term Loan A(3)	6	40	—	—	46
Interest payments on the Term Loan A-3(3)	9	94	46	—	149
Capital lease obligations	1	20	16	101	138
Operating leases	89	964	500	756	2,309

	$252	$5,032	$2,707	$4,878	$12,869

Potential cash requirements under existing commitments:
Letters of credit	$100	$—	$—	$—	$100
Noncontrolling interests subject to put provisions	334	108	78	101	621
Non-owned and minority owned put provisions	10	21	—	—	31
Pay-fixed swaps potential obligations	4	11	—	—	15
Operating capital advances	2	—	—	—	2

	$450	$140	$78	$101	$769

(1)	Assuming no changes to LIBOR-based interest rates as the Term Loan B currently bears interest at LIBOR (floor of 1.50%) plus an interest rate margin of 3.00%.
(2)	Assuming no changes to LIBOR-based interest rates as the Term Loan B-2 currently bears interest at LIBOR (floor of 1.00%) plus an interest rate margin of 3.00%
(3)	Based upon current LIBOR-based interest rates in effect at September 30, 2013 plus an interest rate margin of 2.75% for the Term Loan A and 2.50% for the Term Loan A-3.

The pay-fixed swap obligations represent the estimated fair market values of our interest rate swap agreements that are based upon valuation models utilizing the income approach and commonly accepted valuation techniques that use inputs from closing prices for similar assets and liabilities in active markets as well as other relevant observable market inputs and other current market conditions that existed as of September 30, 2013. This amount represents the estimated potential obligation that we would be required to pay based upon the estimated future settlement of each specific tranche over the term of the swap agreements, assuming no future changes in the forward yield curve. The actual amount of our obligation associated with these swaps in the future will depend upon changes in the LIBOR-based interest rates that can fluctuate significantly depending upon market conditions, and other relevant factors that can affect the fair market value of these swap agreements.

In addition to the above commitments, we are obligated to purchase a certain amount of our hemodialysis products and supplies at fixed prices through 2015 from Gambro Renal Products, Inc. (Gambro) in connection with a product supply agreement with Gambro. Our total expenditures for the nine months ended September 30, 2013 on such products were approximately 2% of our total U.S. dialysis operating costs. In January 2010, we entered into an agreement with Fresenius which committed us to purchase a certain amount of dialysis equipment, parts and supplies from them through 2013. Our total expenditures for the nine months ended September 30, 2013 on such dialysis products were approximately 2% of our total U.S. dialysis operating costs. The actual amount of purchases in future years from Gambro Renal Products and Fresenius will depend upon a number of factors, including the operating requirements of our centers, the number of centers we acquire, growth of our existing centers, and in the case of the Product Supply Agreement, Gambro Renal Products’ ability to meet our needs.

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

Settlements of approximately $74 million of existing income tax liabilities for unrecognized tax benefits including interest, penalties and other long-term tax liabilities are excluded from the above table as reasonably reliable estimates of their timing cannot be made.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest rate sensitivity

The tables below provide information about our financial instruments that are sensitive to changes in interest rates. The table below presents principal repayments and current weighted average interest rates on our debt obligations as of September 30, 2013. The variable rates presented reflect the weighted average LIBOR rates in effect for all debt tranches plus interest rate margins in effect as of September 30, 2013. The Term Loan

A and Term Loan A-3 margins in effect are 2.75% and 2.50% at September 30, 2013, respectively, and along with the revolving line of credit are subject to adjustment depending upon changes in certain of our financial ratios including a leverage ratio. The Term Loan B currently bears interest at LIBOR (floor of 1.50%) plus an interest rate margin of 3.00% subject to a ratings based step-down to 2.75%. The Term Loan B-2 bears interest at LIBOR (floor of 1.00%) plus an interest rate margin of 3.00%.

	Expected maturity date						Thereafter	Total	Average interest rate	Fair value
	2013	2014	2015	2016	2017	2018
	(dollars in millions)
Long term debt:
Fixed rate	$19	$48	$57	$1,691	$29	$802	$3,678	$6,324	5.28%	$6,392
Variable rate	$42	$219	$787	$204	$880	$2	$2	$2,136	2.78%	$2,140

	Notional amount	Contract maturity date					Pay fixed	Receive variable	Fair value
		2013	2014	2015	2016	2017
	(dollars in millions)
Swaps:
Pay-fixed rate	$2,724	$42	$867	$135	$1,680	$—	0.49% to 1.64%	LIBOR	$(5.2)
Cap agreements	$2,735	$—	$—	$—	$2,735	$—		LIBOR above 2.50%	$8.8

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

The Term Loan B and Term Loan B-2 are subject to LIBOR floors of 1.50% and 1.00%, respectively. Because actual LIBOR, as of September 30, 2013, was lower than either of these embedded LIBOR floors, the interest rates on the Term Loan B and the Term Loan B-2 are treated as “effectively fixed” for purposes of the table above. We have included both of these Term Loans in the fixed rate totals in the table above until such time as the actual LIBOR-based variable component of our interest rate exceeds 1.50% on the Term Loan B and 1.00% on the Term Loan B-2. At such time, we will then be subject to LIBOR-based interest rate volatility on the LIBOR variable component of our interest rate for the Term Loan B and the Term Loan B-2, but limited to a maximum rate of 2.50% on $1,250 million of outstanding principal debt on the Term Loan B and $1,485 million of outstanding principal debt on the Term Loan B-2 as a result of the interest rate cap agreements, as described below. The remaining $452 million outstanding principal balance of the Term Loan B is subject to LIBOR-based interest rate volatility above a floor of 1.50%. The remaining $153 million outstanding principal balance of the Term Loan B-2 is subject to LIBOR-based interest rate volatility above a floor of 1.00%.

As of September 30, 2013, we maintained several interest rate swap agreements that were entered into in March 2013 with amortizing notional amounts of these swap agreements totaling $1,299 million. These agreements have the economic effect of modifying the LIBOR variable component of our interest rate on an equivalent amount of our Term Loan A-3 to fixed rates ranging from 0.49% to 0.52%, resulting in an overall weighted average effective interest rate of 3.01%, including the Term Loan A-3 margin of 2.50%. The swap agreements expire on September 30, 2016 and require monthly interest payments. During the nine months ended September 30, 2013 we recognized debt expense of $2.1 million from these swaps. As of September 30, 2013, the total fair value of these swap agreements was a net asset of approximately $3.9 million. We estimate that approximately $3.5 million of existing unrealized pre-tax losses in other comprehensive income at September 30, 2013 will be reclassified into income over the next twelve months.

In addition, as of September 30, 2013, we also maintained several forward interest rate swap agreements that were entered into in March 2013 with amortizing notional amounts totaling $600 million. These forward swap agreements will be effective September 30, 2014 and will have the economic effect of modifying the LIBOR variable component of our interest rate on an equivalent amount of our outstanding debt to fixed rates ranging from 0.72% to 0.75%. These swap agreements expire on September 30, 2016 and will require monthly interest payments beginning in October 2014. Any unrealized gains or losses resulting from changes in the fair value of these swaps will be recorded in other comprehensive income. As of September 30, 2013, the total fair value of these swap agreements was a net asset of approximately $1.7 million.

As of September 30, 2013, we maintained several interest rate cap agreements that were entered into in March 2013 with notional amounts totaling $1,250 million on our Term Loan B debt and $1,485 million on our Term Loan B-2 debt. These agreements have the economic effect of capping the LIBOR variable component of our interest rate at a maximum of 2.50% on an equivalent amount of our Term Loan B and Term Loan B-2 debt. During the nine months ended September 30, 2013, we recognized debt expense of $1.2 million from these caps. The cap agreements expire on September 30, 2016. As of September 30, 2013, the total fair value of these cap agreements was an asset of approximately $8.8 million. During the nine months ended September 30, 2013, we recorded a gain of $0.3 million in other comprehensive income due to an increase in the unrealized fair value of these cap agreements.

As of September 30, 2013, we also maintained a total of nine other interest rate swap agreements with amortizing notional amounts totaling $825 million. These agreements had the economic effect of modifying the LIBOR variable component of our interest rate on an equivalent amount of our Term Loan A to fixed rates ranging from 1.59% to 1.64%, resulting in an overall weighted average effective interest rate of 4.36%, including the Term Loan A margin of 2.75%. The swap agreements expire on September 30, 2014 and require monthly interest payments. During the nine months ended September 30, 2013, we recognized debt expense of $9.4 million from these swaps. As of September 30, 2013, the total fair value of these swap agreements was a liability of approximately $10.8 million. We estimate that approximately $10.8 million of existing unrealized pre-tax losses in other comprehensive income at September 30, 2013 will be reclassified into income over the next twelve months.

As of September 30, 2013, we also maintained five interest rate cap agreements with notional amounts totaling $1,250 million. These agreements have the economic effect of capping the LIBOR variable component of our interest rate at a maximum of 4.00% on an equivalent amount of our Term Loan B debt. However, as a result of the new interest rate cap agreements that were entered into in March 2013, as described above, these interest rate cap agreements became ineffective cash flow hedges and as a result any changes in the fair value associated with these interest rate cap agreements will be charged to income. During the nine months ended September 30, 2013, we recognized debt expense of $2.7 million from these caps. The cap agreements expire on September 30, 2014. As of September 30, 2013, the total fair value of these cap agreements was an asset of approximately $0.004 million. During the first quarter of 2013, we recorded a loss of $0.003 million in other comprehensive income when these caps were designated as effective cash flow hedges due to a decrease in the unrealized fair value of these cap agreements. In late first quarter of 2013, these caps were redesignated as ineffective cash flow hedges and as a result we realized a loss of $0.06 million related to a decrease in the fair value of these cap agreements during the second and third quarters of 2013.

As a result of the embedded LIBOR floors in some of our debt agreements and the swap and cap agreements, our overall weighted average effective interest rate on the Senior Secured Credit Facilities was 4.18%, based upon the current margins in effect of 2.75% for the Term Loan A, 2.50% for the Term Loan A-3 and 3.00% for both the Term Loan B and the Term Loan B-2, as of September 30, 2013.

As of September 30, 2013, interest rates on our Term Loan B and Term Loan B-2 debt are effectively fixed because of an embedded LIBOR floor which is higher than actual LIBOR as of such date. Furthermore, interest rates on $1,250 million of our Term Loan B and $1,485 million of our Term Loan B-2 are subject to interest rate caps if LIBOR should rise above 2.50%. Interest rates on our senior notes are fixed by their terms. The LIBOR variable component of our interest rates on our Term Loan A and our Term Loan A-3 are economically fixed as a result of interest rate swaps.

Our overall weighted average effective interest rate during the third quarter of 2013 was 4.87% and as of September 30, 2013 was 4.86%.

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

Approximately 34% of our dialysis and related lab services revenues for the nine months ended September 30, 2013, were generated from patients who have commercial payors as the primary payor. The majority of these patients have insurance policies that pay us on terms and at rates that are generally significantly higher than Medicare rates. The payments we receive from commercial payors generate nearly all of our profit and all of our nonacute dialysis profits come from commercial payors. We continue to experience downward pressure on some of our commercial payment rates and it is possible that commercial payment rates could be materially lower in the future. The downward pressure on commercial payment rates is a result of general conditions in the market, recent and future consolidations among commercial payors, increased focus on dialysis services and other factors.

We are continuously in the process of negotiating our existing or potentially new agreements with commercial payors who tend to be aggressive in their negotiations with us. Sometimes many significant agreements are up for renewal or being renegotiated at the same time. In the event that our continual negotiations result in overall commercial rate reductions in excess of overall commercial rate increases, the cumulative effect could have a material adverse effect on our financial results. Consolidations have significantly increased the negotiating leverage of commercial payors. Our negotiations with payors are also influenced by competitive pressures. Some of our contracted rates with commercial payors may decrease or we may experience decreases in patient volume as our negotiations with commercial payors continue. In addition to downward pressure on contracted commercial payor rates, payors have been attempting to impose restrictions and limitations on non-contracted or out-of-network providers. In some circumstances for some commercial payors, our centers are designated as out-of-network providers. Rates for out-of-network providers are on average higher than rates for in-network providers. We believe commercial payors have or will begin to restructure their benefits to create disincentives for patients to select or remain with out-of-network providers and to decrease payment rates for out-of-network providers. Decreases in out-of-network rates and restrictions on out-of-network access, our turning away new patients in instances where we are unable to come to agreement on rates, or decreases in contracted rates could result in a significant decrease in our overall revenues derived from commercial payors. If the average rates that commercial payors pay us decline significantly, or if we see a decline in commercial patients, it would have a material adverse effect on our revenues, earnings and cash flows. For additional details regarding specific risks we face regarding regulatory changes that could result in fewer patients covered under commercial plans or an increase of patients covered under more restrictive commercial plans with lower reimbursement rates, see the discussion of individual and small group health plans in the risk factor below under the heading “Health care reform could substantially reduce our revenues, earnings and cash flows.”

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

Approximately 48% of our dialysis and related lab services revenues for the nine months ended September 30, 2013 was generated from patients who have Medicare as their primary payor. For patients with Medicare coverage, all ESRD payments for dialysis treatments are made under a single bundled payment rate which provides a fixed payment rate to encompass all goods and services provided during the dialysis treatment, including pharmaceuticals that were historically separately reimbursed to the dialysis providers, such as erythropoietin (EPO), vitamin D analogs and iron supplements, irrespective of the level of pharmaceuticals administered or additional services performed. Most lab services that used to be paid directly to laboratories are also included in the bundled payment. The bundled payment rate is also adjusted for certain patient characteristics, a geographic usage index and certain other factors.

The current bundled payment system presents certain operating, clinical and financial risks, which include:

•

Risk that our rates are reduced by CMS. The American Taxpayer Relief Act of 2012 mandates that the Secretary of Health and Human Services (HHS) reduce dialysis payments beginning in January 2014 to reflect the Secretary’s estimate of changes in patient utilization data from 2007 to 2012 for erythropoiesis stimulating agents (ESAs), other drugs and biologicals that would have been paid for separately under the composite rate system, and laboratory services that would have been paid for separately under the composite rate system. The Secretary must also use the most recently available data on average sales prices and changes in prices for drugs and biologicals reflected in the ESRD market basket percentage increase factor. CMS has asked for comment regarding phasing in any reduction over a one year or longer period. In the proposed 2014 ESRD PPS rule published on July 8, 2013, CMS determined that the ESRD Prospective Payment System (PPS) base rate that otherwise would apply in 2014 (inclusive of the market basket update of 2.5%) should be reduced to account for reductions in the use of drugs and biologicals between 2007 and 2012. This cut represents a significant reduction (inclusive of the market basket update of 2.5%) of 9.4% in Medicare payments that is proposed to take effect January 1, 2014 for calendar year 2014. Although the proposed rule is not final, if it is implemented as proposed, it could have a materially adverse effect on our business and financial condition. Any reduction in dialysis payments will negatively impact our revenues, earnings and cash flows.

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

•

Risk that CMS will inadequately price oral-only ESRD drugs for inclusion in the bundle. Under the ESRD PPS, beginning January 1, 2016, certain oral-only ESRD drugs will be included in the ESRD bundled payment to dialysis facilities. Inadequate pricing could have a significant financial impact on our dialysis facilities given the volume and value of these drugs we use.

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

The CMS Center for Medicare & Medicaid Innovation (Innovation Center) is currently working with various healthcare providers to develop and implement accountable care organizations (ACOs) and other innovative models of care for Medicare and Medicaid beneficiaries. We are currently uncertain of the extent to which these models of care, including ACOs, Bundled Payments for Care Improvement Initiative, Comprehensive ESRD Care Model (which includes the development of ESRD Seamless Care Organizations or ESCOs), the Comprehensive Primary Care Initiative, the Duals Demonstration, or other models, will impact the health care market. Our U.S. dialysis business may choose to participate in one or several of these models either as a partner with other providers or independently. We are currently seeking to participate in the Comprehensive ESRD Care Model with the Innovation Center. Even if we do not participate in this or other programs, some of our patients may be assigned to a program, in which case the quality and cost of care that we furnish will be included in an ACOs’ or other programs’ calculations regardless of our participation in the program. As new models of care emerge, we may be at risk for losing our Medicare patient base, which would have a materially adverse effect on our revenues, earnings and cash flow. Furthermore, other initiatives in the government or private sector may arise, including the development of models similar to ACOs, IPAs and integrated delivery systems or evolutions of those concepts which could adversely impact our business.

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

Approximately 18% of our dialysis and related lab services revenues for the nine months ended September 30, 2013 was generated from patients who have state Medicaid or other non-Medicare government-based programs, such as coverage through the Department of Veterans Affairs (VA), as their primary coverage. As state governments and other governmental organizations face increasing budgetary pressure, we may in turn face reductions in payment rates, delays in the receipt of payments, limitations on enrollee eligibility or other changes to the applicable programs. For example, certain state Medicaid programs and the VA have recently considered, proposed or implemented payment rate reductions.

On December 17, 2010, the VA published a final rule in which it materially changed the payment methodology and ultimately the amount paid for dialysis and laboratory services furnished to veterans in non-VA centers such as ours. In the final rule, the VA adopted the bundled payment systems implemented by Medicare and estimated a reduction of 39% in payments for dialysis services provided to veterans at non-VA centers. Approximately 2% of our dialysis and related lab services revenues for the nine months ended September 30, 2013 was generated by the VA. The VA payment methodology became effective February 15, 2011, but has not yet been implemented because it follows the phase-in periods or other time schedules adopted by Medicare. To date, the VA payment reductions have not adversely impacted our revenues, earnings and cash flows but we believe there will be a significant negative impact on our revenues, earnings and cash flows in the future due to the reduction in payment rates as well as a potential decrease in the number of VA patients we serve. We recently executed contractual agreements with the VA and there is some uncertainty as to when this rule will take effect for the patients covered by these contracts. While at this time the contracts remain in force, these agreements provide for the right of the VA to terminate the agreements without cause on short notice. Further, patients who are not covered by the contractual arrangements will likely be reimbursed at Medicare rates beginning with the date of implementation of the rule. If the VA proceeds with payment rate reductions or fails to renew our existing contracts, we may cease accepting patients under this program and may be forced to close centers, which could adversely affect our revenues, earnings and cash flows.

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

Historically, Medicare and most Medicaid programs paid for EPO outside of the composite rate. This separate payment has long been the subject of discussions regarding appropriate dosing and payment in an effort to reduce escalating expenditures for EPO. Since January 1, 2011, Medicare has bundled EPO into the prospective payment system such that dosing variations will not change the amount paid to a dialysis facility. Although some Medicaid programs and other payors suggest movement towards a bundled payment system inclusive of EPO, some non-Medicare payors continue to pay for EPO separately from the treatment rate. The administration of EPO and other pharmaceuticals that are separately billable accounted for approximately 5% of our dialysis and related lab services revenues for the nine months ended September 30, 2013, with EPO alone accounting for approximately 3% of our dialysis and related lab services revenues during that period. Changes in physician clinical practices that result in further decreased utilization of prescribed pharmaceuticals or changes in payment rates for those pharmaceuticals could reduce our revenues, earnings and cash flows.

Further evaluations and related actions by the U.S. Congress and federal agencies could result in further restrictions on the utilization and reimbursement for ESAs. Commercial payors have also increasingly examined their administration policies for EPO and, in some cases, have modified those policies. Further changes in labeling of EPO and other pharmaceuticals in a manner that alters physician practice patterns or accepted clinical practices, changes in private and governmental payment criteria, including the introduction of EPO administration policies or the conversion to alternate types of administration of EPO or other pharmaceuticals that result in further decreases in utilization of EPO for patients covered by commercial payors could have a material adverse effect on our revenues, earnings and cash flows. Further increased utilization of EPO for patients for whom the cost of EPO is included in a bundled reimbursement rate, or further decreases in reimbursement for EPO and other pharmaceuticals that are not included in a bundled reimbursement rate, could also have a material adverse effect on our revenues, earnings and cash flows.

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

With respect to the Vainer private civil suit, after investigation, the federal government did not intervene and is not actively pursuing this private civil suit. The United States Department of Justice reviewed the allegations contained in the Third Amended Complaint in the Swoben civil suit and declined to intervene and is not actively pursuing this private civil suit other than its partial intervention for the purpose of settlement with and dismissal of the initial defendant in this proceeding. In each of these private civil suits, a relator filed a complaint against us in federal court under the qui tam provisions of the FCA (and in the Swoben matter, provisions of the California False Claims Act, as well) and pursued the claims independently after the government declined to intervene. The parties are engaged in active litigation in the Vainer private civil suit. With regard to the Swoben private civil suit, in July 2013, the court granted HCP’s motion and dismissed with prejudice all of the claims in the Third Amended Complaint, and in October 2013 the plaintiff filed an appeal of the dismissal, which is currently pending. (See Note 7 to the condensed consolidated financial statements of this report for additional details regarding these matters).

We are cooperating with HHS’s Office of Inspector General (OIG) and those offices of the U.S. Attorney pursuing the matters mentioned above. Although it is uncertain when or if proceedings might be initiated by the federal government, the scope of such proceedings if initiated, or when the matters may be resolved, it is not unusual for federal investigations to continue for a considerable period of time due to various phases related to document and witness requests and ongoing discussions with regulators. As noted elsewhere in this report on Form 10-Q, we are engaged in good faith discussions with the attorneys from the United States Attorney’s Office for the District of Colorado, the Civil Division of the United States Department of Justice and the OIG in an effort to find a mutually acceptable resolution to the 2010 and 2011 U.S. Attorney physician relationship investigations. Discussions with federal regulators advanced to a point where we accrued an estimated loss contingency reserve of $300 million in the first quarter of 2013 and an additional $97 million in the third quarter of 2013 in connection with offers to settle the related civil, administrative and criminal matters. However, the discussions are ongoing, and until concluded, there can be no certainty about the timing or likelihood of a definitive resolution or to the scope of any potential restrictions or impact on future operations that may be agreed upon in connection with a settlement. As these discussions proceed and additional information becomes available to us, the amount of the estimated loss contingency reserve may need to be adjusted further to reflect this new information. Responding to subpoenas, investigations and civil suits as well as defending ourselves in such matters will continue to require management’s attention and we will continue to incur significant legal expense. Any negative findings or certain terms and conditions that we might agree to accept as part of a negotiated resolution could result in substantial financial penalties or awards against or substantial payments made by us, the imposition of certain obligations on our practices and procedures, exclusion from future participation in the Medicare and Medicaid programs and, in certain cases, criminal penalties. It is possible that criminal proceedings may be initiated against us in connection with investigations by the federal government, including the 2011 U.S. Attorney physician relationship investigation. To our knowledge, no proceedings have been initiated by the federal government against us at this time.

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

We endeavor to comply with all legal requirements, including those related to Medicare and Medicaid reimbursement, the storing, handling and administration of pharmaceuticals, and the collection, use and safeguarding of patient health information. We have experienced past security breaches with regard to patient health information and there can be no assurance that we will not suffer security breaches in the future. We further endeavor to structure all of our relationships with physicians to comply with state and federal anti-kickback and physician self-referral laws. We utilize considerable resources to monitor the laws and implement necessary changes. However, the laws and regulations in these areas are complex and often subject to varying interpretations. For example, if an enforcement agency were to challenge the level of compensation that we pay our medical directors or the number of medical directors whom we engage, we could be required to change our practices, face criminal or civil penalties, pay substantial fines or otherwise experience a material adverse effect as a result of a challenge to these arrangements. In addition, amendments to the FCA impose severe penalties for the knowing and improper retention of overpayments collected from government payors. These amendments could subject our procedures for identifying and processing overpayments to greater scrutiny. We have made significant investments in new resources to decrease the time it takes to identify and process overpayments and we may be required to make additional investments in the future. An acceleration in our ability to identify and process overpayments could result in us refunding overpayments to government and other payors more rapidly than we have in the past which could have a material adverse affect on our operating cash flows. Additionally, amendments to the federal anti-kickback statute in the health reform law make anti-kickback violations subject to FCA prosecution, including qui tam or whistleblower suits.

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

As of September 30, 2013, we owned a controlling interest in numerous dialysis-related joint ventures, which represented approximately 21% of our U.S. dialysis and related lab services revenues for the nine months ended September 30, 2013. In addition, we also owned minority equity investments in several other dialysis related joint ventures. We may continue to increase the number of our joint ventures. Many of our joint ventures with physicians or physician groups also have certain physician owners providing medical director services to centers we own and operate. Because our relationships with physicians are governed by the federal and state anti-kickback statutes, we have sought to structure our joint venture arrangements to satisfy as many federal safe harbor requirements as we believe are commercially reasonable. However, our joint venture arrangements do not satisfy all of the elements of any safe harbor under the federal anti-kickback statute. Arrangements that do not meet all of the elements of a safe harbor are not automatically prohibited under the federal anti-kickback statute but are susceptible to government scrutiny. We have received subpoenas and related requests for documents from the U.S. Attorney’s Office and the

OIG related to our joint ventures. We have been advised by the U.S. Department of Justice that it is conducting civil and grand jury investigations into our financial relationships with physicians, including our joint ventures generally. For additional details about these investigations, see the risk factor above under the heading “We are the subject of a number of investigations by the federal government and two private civil suits, any of which could result in substantial penalties or awards against us, the imposition of certain obligations on our practices and procedures, exclusion from future participation in the Medicare and Medicaid programs and possible criminal penalties.”

We have been advised by the attorneys conducting the civil investigations that they believe that some or all of our joint ventures do not comply with the anti-kickback statute or the FCA. We disagree with this assessment and believe that our joint venture model is widely used in the dialysis industry and other segments of the healthcare industry in substantially the same form that we use. Further, we made significant effort to structure our joint ventures and individual transactions to comply with all legal requirements. However, we are currently talking with the federal government about addressing its concerns. If our joint ventures are found to be in violation of federal or state anti-kickback statutes, the FCA or the Stark Law, or if we agree to certain terms and conditions as part of a negotiated resolution with the federal government, we could be required to restructure the joint ventures or refuse to accept referrals from the physicians with whom the joint venture centers have a financial relationship.

We also could be required to repay reimbursement amounts we received from Medicare and certain other payors related to the alleged non-compliant joint venture arrangements. Depending on the duration and number of alleged non-compliant arrangements, we could be subject to civil monetary penalties, exclusion from government healthcare programs and, if criminal proceedings are brought against us, criminal penalties. If our joint venture centers are subject to any of these penalties or terms and conditions are agreed upon as part of a negotiated resolution, we could suffer severe consequences that would have a material adverse effect on our revenues, earnings and cash flows.

There are significant estimating risks associated with the amount of dialysis revenues and related refund liabilities that we recognize and if we are unable to accurately estimate our revenues and related refund liabilities, it could impact the timing and the amount of our revenues recognition or have a significant impact on our operating results.

There are significant estimating risks associated with the amount of dialysis and related lab services revenues and related refund liabilities that we recognize in a reporting period. The billing and collection process is complex due to ongoing insurance coverage changes, geographic coverage differences, differing interpretations of contract coverage, and other payor issues. Determining applicable primary and secondary coverage for approximately 161,000 U.S. patients at any point in time, together with the changes in patient coverage that occur each month, requires complex, resource-intensive processes. Errors in determining the correct coordination of benefits may result in refunds to payors. Revenues associated with Medicare and Medicaid programs are also subject to estimating risk related to the amounts not paid by the primary government payor that will ultimately be collectible from other government programs paying secondary coverage, the patient’s commercial health plan secondary coverage or the patient. Collections, refunds and payor retractions typically continue to occur for up to three years and longer after services are provided. We generally expect our range of U.S. dialysis and related lab services revenues estimating risk to be within 1% of net revenues for the segment, which can represent as much as 5% of dialysis operating income. If our estimates of dialysis and related lab services revenues and related refund liabilities are materially inaccurate, it could impact the timing and the amount of our revenues recognition and have a significant impact on our operating results.

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

Risk factors related to HCP:

HCP is subject to many of the same risks to which our dialysis business is subject.

As a participant in the healthcare industry, HCP is subject to many of the same risks to which our dialysis business is subject to as described in the risk factors set forth above in this Part II, Item 1A, any of which could materially and adversely affect HCP’s revenues, earnings or cash flows. Among these risks are the following:

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

If HCP’s associated physician group is not able to satisfy the California Department of Managed Health Care’s financial solvency requirements, HCP’s associated physician group could become subject to sanctions and HCP’s ability to do business in California could be limited or terminated.

The California DMHC has instituted financial solvency regulations. The regulations are intended to provide a formal mechanism for monitoring the financial solvency of capitated physician groups. Under the regulations, HCP’s associated physician group is required to, among other things:

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

In the event that a physician organization is not in compliance with any of the above criteria, the organization would be required to describe in a report submitted to the DMHC the reasons for non-compliance and actions to be taken to bring the organization into compliance. Further, under these regulations, the DMHC can make public some of the information contained in the reports, including, but not limited to, whether or not a particular physician organization met each of the criteria. In the event HCP’s associated physician group is not able to meet certain of the financial solvency requirements, and fails to meet subsequent corrective action plans, HCP’s associated physician group could be subject to sanctions, or limitations on, or removal of, its ability to do business in California.

Reductions in Medicare Advantage health plan reimbursement rates stemming from recent healthcare reforms and any future related regulations may negatively impact HCP’s business, revenue and profitability.

A significant portion of HCP’s revenue is directly or indirectly derived from the monthly premium payments paid by CMS to health plans for medical services provided to Medicare Advantage enrollees. As a result, HCP’s results of operations are, in part, dependent on government funding levels for Medicare Advantage programs. Any changes that limit or reduce Medicare Advantage reimbursement levels, including those recently approved and effective in 2014, such as reductions in or limitations of reimbursement amounts or rates under programs, reductions in funding of programs, expansion of benefits without adequate funding, elimination of coverage for certain benefits, or elimination of coverage for certain individuals or treatments under programs, could have a material adverse effect on HCP. As previously disclosed, we expect the Medicare provider reimbursement cuts that we currently face will reduce HCP’s Medicare Advantage reimbursement levels by approximately 6% to 9% in 2014.

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

For the period January 1, 2013 through September 30, 2013, 68% of HCP’s consolidated capitated medical revenues were earned through contracts with three health plans.

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

HCP operates primarily in Arizona, California, Florida, Nevada and New Mexico. HCP may not be able to successfully establish a presence in new geographic regions.

HCP derives substantially all of its revenue from operations in Arizona, California, Florida, Nevada and New Mexico (Arizona, California, Florida, Nevada and New Mexico are hereinafter referred to as the Existing Geographic Regions). As a result, HCP’s exposure to many of the risks described herein is not mitigated by a greater diversification of geographic focus. Furthermore, due to the concentration of HCP’s operations in the Existing Geographic Regions, it may be adversely affected by economic conditions, natural disasters (such as earthquakes or hurricanes), or acts of war or terrorism that disproportionately affect the Existing Geographic Regions as compared to other states and geographic markets.

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

The Health Reform Acts establish a Medicare shared savings program (MSSP) for Accountable Care Organizations (ACOs), which took effect in January 2012. Under the MSSP, eligible organizations are accountable for the quality, cost and overall care of Medicare beneficiaries assigned to an ACO and may be eligible to share in any savings below a specified benchmark amount. The Secretary of HHS is also authorized, but not required, to use capitation payment models with ACOs. HCP is evaluating ACOs in which it might participate through one or more of its subsidiaries and expects to participate in one or more ACOs in the future. The continued development and expansion of ACOs will have an uncertain impact on HCP’s revenue and profitability.

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

HCP maintains professional liability insurance and other insurance coverage through California Medical Group Insurance Company, Risk Retention Group, an Arizona corporation in which HCP is a majority owner, and through excess coverage contracted through third-party insurers. HCP believes such insurance is adequate based on its review of what it believes to be all applicable factors, including industry standards. Nonetheless, potential liabilities may not be covered by insurance, insurers may dispute coverage or may be unable to meet their obligations, the amount of insurance coverage and/or related reserves may be inadequate, or the amount of any HCP self-insured retention may be substantial. There can be no assurances that HCP will be able to obtain insurance coverage in the future, or that insurance will continue to be available on a cost-effective basis, if at all. Moreover, even if claims brought against HCP are unsuccessful or without merit, HCP would have to defend itself against such claims. The defense of any such actions may be time-consuming and costly and may distract HCP management’s attention. As a result, HCP may incur significant expenses and may be unable to effectively operate its business.

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

While Congress has repeatedly intervened to mitigate the negative reimbursement impact associated with the SGR formula, there is no guarantee that Congress will continue to do so in the future. On July 31, 2013, the House Energy and Commerce Committee unanimously approved a Medicare physician payment bill that would abolish the SGR formula and provide a 0.5% physician payment increase for the next five years. However, the Committee did not propose a solution for paying for a repeal of the SGR, which the CBO estimates would cost approximately $200 billion, and the bill was not sent to the full House for consideration. Moreover, the existing methodology may result in significant yearly fluctuations in the Medicare Physician Fee Schedule amounts, which may be unrelated to changes in the actual costs of providing physician services. Unless Congress enacts a change to the SGR methodology, the uncertainty regarding reimbursement rates and fluctuation will continue to exist. Moreover, if Congress does change the SGR methodology or substitute a new system for physician fee-for-service payments, it may require reductions in other Medicare programs including Medicare Advantage to offset such additional costs.

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

Congress has a strong interest in reducing the federal debt, which may lead to new proposals designed to achieve savings by altering payment policies. The BCA established a Joint Select Committee on Deficit

Reduction, which had the goal of achieving a reduction in the federal debt level of at least $1.2 trillion. As a result of the Joint Select Committee’s failure to draft a proposal by the BCA’s deadline, automatic sequestration cuts in various federal programs (excluding cuts to Medicaid) commenced on March 1, 2013, and a 2% cut to Medicare payments began on April 1, 2013, which has had, and we expect may continue to have, a negative impact on our revenues. In addition, certain Congressional members have stated that the automatic federal spending cuts under the BCA are insufficient to achieve the BCA’s goals of reducing federal spending and, in turn, the federal deficit. Such members have said that the way to achieve these goals is to implement changes to federal entitlement programs, such as Medicare. Therefore it is not possible at this time to estimate what further impact, if any, other federal Medicare provider reimbursement cuts will have on our integrated care business or results of operations. However, as previously disclosed, we expect the Medicare provider reimbursement cuts that we currently face will reduce HCP’s Medicare Advantage reimbursement levels by approximately 6% to 9% in 2014.

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

Risk factors related to our overall business and ownership of our common stock:

Disruptions in federal government operations and funding create uncertainty in our industry and could have a material adverse effect on our revenues, earnings and cash flows and otherwise adversely affect our financial condition.

After a 16-day federal government shutdown in October 2013, the U.S. House and Senate passed legislation in October 2013 that was signed into law by the President and funds the federal government through January 15, 2014 and extends the federal debt ceiling through February 7, 2014. Because a substantial portion of our revenues is dependent on federal healthcare program reimbursement, any subsequent shutdown of the federal government, failure to raise the debt ceiling and/or failure to enact annual appropriations for fiscal year 2014 could immediately affect our cash flow as well as regulatory approvals and guidance that are important to our operations, and create uncertainty about the pace of upcoming developments in the health care regulatory arena. In addition, if the U.S. government defaults on its debt, there could be broad macroeconomic effects that could raise our cost of borrowing funds, and delay or prevent our future growth and expansion. Any future federal government shutdown, U.S. government default on its debt and/or failure of the U.S. government to enact annual appropriations for fiscal year 2014 could have a material adverse effect on our revenues, earnings and cash flows.

Changes in CMS diagnosis and inpatient procedure coding require us to make modifications to processes and information systems, which could result in significant development costs and which if unsuccessful could adversely affect our revenues, earnings and cash flows.

CMS has mandated the use of new patient codes for reporting medical diagnosis and inpatient procedures, referred to as ICD-10. CMS is requiring all providers, payors, clearinghouses, and billing services to utilize ICD-10 when submitting claims for payment. ICD-10 will affect diagnosis and inpatient procedure coding for everyone covered by HIPAA, not just those who submit Medicare or Medicaid claims. Claims for services provided on or after October 1, 2014 must use ICD-10 for medical diagnosis and inpatient procedures or they will not be paid.

We anticipate that if our services, processes or information systems or those of our payors do not comply with ICD-10 requirements at any future date, it could potentially delay or even reduce reimbursement payments to us. These delays or reductions could negatively impact our revenues, earnings and cash flows.

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

A portion of the consideration for the HCP transaction was contingent upon HCP’s performance for the calendar years ending December 31, 2012 and 2013. The accounting standards applicable to contingent consideration require that we estimate the fair value of this contingent consideration on a quarterly basis. To the extent that the fair value estimate in any quarter exceeds the prior quarter’s estimate, we will be required to record the increase in fair value as an expense in our financial statements. Any such expense will reduce our net income in the quarter in which it is recognized. These requirements will also limit our ability to predict our earnings in the quarters in which we must assess the fair value of the contingent consideration, and projections of such changes have not been included in any of our existing earnings guidance. As a result of HCP achieving certain financial performance targets for calendar year 2012, we made contingent earn-out payments to the former owners and common unit holders of HCP (HCP Sellers) in April 2013 that related to the 2012 contingent earn-out consideration. During the third quarter of 2013, we reached agreement with the representative of the HCP Sellers to settle certain post-closing adjustments, including the 2013 contingent earn-out payment for $68.75 million, an amount equal to its carrying value at June 30, 2013. This agreement resulted in payments to the HCP Sellers of approximately 50% of the 2013 contingent earn-out consideration that could have been earned by the HCP Sellers.

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

The borrowings under our Senior Secured Credit Facilities are guaranteed by a substantial portion of our direct and indirect wholly-owned domestic subsidiaries and are secured by a substantial portion of DaVita HealthCare Partners Inc.’s and its subsidiaries’ assets.

Increases in interest rates may increase our interest expense and adversely affect our earnings and cash flow and our ability to service our indebtedness.

A portion of our outstanding debt bears interest at variable rates. We are subject to LIBOR-based interest rate volatility from a floor of 1.50% to a cap of 2.50% on $1,250 million notional amounts of our Term Loan B outstanding debt as a result of several interest rate cap agreements that were entered into in March 2013. The remaining $452 million of outstanding debt on the Term Loan B is subject to LIBOR-based interest rate volatility above a floor of 1.50%. At September 30, 2013, we were also subject to LIBOR-based interest rate volatility above a floor of 1.00% to a cap of 2.50% on $1,485 million of outstanding debt associated with our Term Loan B-2. The remaining $153 million of outstanding debt on the Term Loan B-2 is subject to LIBOR-based interest rate volatility above a floor of 1.00%. At September 30, 2013, we were also subject to LIBOR-based interest rate volatility on Term Loan A-3 and Term Loan A but as a result of our swap agreements the LIBOR-based variable component of our interest rate is economically fixed at September 30, 2013.

We also have approximately $350 million of additional borrowings available of which approximately $99 million was committed for outstanding letters of credit, under our Senior Secured Credit Facilities that are subject to LIBOR-based interest rate volatility and approximately $1 million committed for our outstanding letter of credit related to HCP secured by a certificate of deposit. We may also incur additional variable rate debt in the future. Increases in interest rates would increase our interest expense of the variable portion of our indebtedness, which could negatively impact our earnings and cash flow and our ability to service our indebtedness which would be particularly significant in the event of rapid and substantial increases in interest rates.

At September 30, 2013, if interest rates were to hypothetically increase by 100 basis points it would increase our interest expense by approximately $3.0 million, which increase relates to our Term Loan B-2 that is subject to LIBOR-based interest rate volatility above a floor of 1.00%. See “Item 3—Quantitative and Qualitative Disclosures about Market Risk” for more information.

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

Most of our outstanding employee stock-based compensation awards include a provision accelerating the vesting of the awards in the event of a change of control. We also maintain a change of control protection program for our employees who do not have a significant number of stock awards, which has been in place since 2001, and which provides for cash bonuses to the employees in the event of a change of control. Based on the market price of our common stock and shares outstanding on September 30, 2013, these cash bonuses would total approximately $476 million if a change of control transaction occurred at that price and our Board of Directors did not modify this program. These change of control provisions may affect the price an acquirer would be willing to pay for our Company.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Stock repurchases

The following table summarizes the Company’s repurchases of its common stock during the third quarter of 2013:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
July 1-31, 2013	—	$—	—	$358.2
August 1-31, 2013	—	—	—	358.2
September 1-30, 2013	—	—	—	358.2

Total	—	$—	—

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

Items 3, 4 and 5 are not applicable

Item 6.	Exhibits

(a) Exhibits

Exhibit Number

10.1	Employment Agreement, effective July 5, 2013, by and between DaVita HealthCare Partners Inc. and Garry E. Menzel. *(1)

12.1	Ratio of earnings to fixed charges. ✓

31.1	Certification of the Chief Executive Officer, dated November 6, 2013, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

31.2	Certification of the Chief Financial Officer, dated November 6, 2013, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

32.1	Certification of the Chief Executive Officer, dated November 6, 2013, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

32.2	Certification of the Chief Financial Officer, dated November 6, 2013, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

101.INS	XBRL Instance Document. ✓

101.SCH	XBRL Taxonomy Extension Schema Document. ✓

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. ✓

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. ✓

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. ✓

101.PRE	XBRL Taxonomy Extension Presentation, Linkbase Document. ✓

✓	Filed herewith.
*	Management contract or executive compensation plan or arrangement.
(1)	Filed on August 7, 2013 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAVITA HEALTHCARE PARTNERS INC.

BY:	/s/ JAMES K. HILGER
James K. Hilger Interim Chief Financial Officer and Chief Accounting Officer*

Date: November 6, 2013

*	Mr. Hilger has signed both on behalf of the Registrant as a duly authorized officer and as the Registrant’s principal accounting officer.

INDEX TO EXHIBITS

Exhibit Number

10.1	Employment Agreement, effective July 5, 2013, by and between DaVita HealthCare Partners Inc. and Garry E. Menzel. *(1)

12.1	Ratio of earnings to fixed charges. ✓

31.1	Certification of the Chief Executive Officer, dated November 6, 2013, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

31.2	Certification of the Chief Financial Officer, dated November 6, 2013, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

32.1	Certification of the Chief Executive Officer, dated November 6, 2013, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

32.2	Certification of the Chief Financial Officer, dated November 6, 2013, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

101.INS	XBRL Instance Document. ✓

101.SCH	XBRL Taxonomy Extension Schema Document. ✓

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. ✓

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. ✓

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. ✓

101.PRE	XBRL Taxonomy Extension Presentation, Linkbase Document. ✓

✓	Filed herewith.
*	Management contract or executive compensation plan or arrangement.
(1)	Filed on August 7, 2013 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.