Form 10-K
period 2013-12-31
DAVITA HEALTHCARE PARTNERS INC.
filed 2014-02-21
CIK 927066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

For the Fiscal Year Ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 28, 2013, the number of shares of the Registrant’s common stock outstanding was approximately 212.5 million shares and the aggregate market value of the common stock outstanding held by non-affiliates based upon the closing price of these shares on the New York Stock Exchange was approximately $12.8 billion.

As of January 31, 2014, the number of shares of the Registrant’s common stock outstanding was approximately 213.2 million shares and the aggregate market value of the common stock outstanding held by non-affiliates based upon the closing price of these shares on the New York Stock Exchange was approximately $13.8 billion.

Documents incorporated by reference

Portions of the Registrant’s proxy statement for its 2014 annual meeting of stockholders are incorporated by reference in Part III of this Form 10-K.

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

Overview of DaVita HealthCare Partners Inc.

The Company consists primarily of two major lines of business, dialysis and related lab services and HealthCare Partners (HCP). The largest line of business is our U.S. dialysis and related lab services business, which is a leading provider of kidney dialysis services in the U.S. for patients suffering from chronic kidney failure, also known as end stage renal disease (ESRD). Our other major line of business is HCP, which is a patient- and physician-focused integrated health care delivery and management company with nearly three decades of providing coordinated, outcomes-based medical care in a cost-effective manner. The Company also operates various other ancillary services and strategic initiatives, which includes our international dialysis operations.

For financial information about our reportable segments please read “Note 25—Segment Reporting” to the consolidated financial statements included in this report.

U.S. dialysis and related lab services business

Our U.S. dialysis and related lab services business is a leading provider of kidney dialysis services for patients suffering from chronic kidney failure or ESRD. As of December 31, 2013, we provided dialysis and administrative services in the U.S. through a network of 2,074 outpatient dialysis centers in 45 states and the District of Columbia, serving a total of approximately 163,000 patients. We also provide acute inpatient dialysis services in approximately 1,000 hospitals and related laboratory services throughout the U.S. Our U.S. dialysis and related lab services business accounted for approximately 66% of our 2013 consolidated net revenues. All references in this document to dialysis and related lab services refer only to our U.S. dialysis and related lab services business.

HealthCare Partners business

HCP is a patient- and physician-focused integrated health care delivery and management company with nearly three decades of experience providing coordinated, outcomes-based medical care in a cost-effective manner. Through capitation contracts with some of the nation’s leading health plans, as of December 31, 2013, HCP had approximately 764,000 members under its care in southern California, central and south Florida, southern Nevada, central New Mexico and central Arizona. Of these, approximately 265,000 individuals were patients enrolled in Medicare Advantage. The remaining approximately 499,000 individuals were managed care members whose health coverage is provided through their employer or who have individually acquired health coverage directly from a health plan or as a result of their eligibility for Medicaid benefits. In addition to its managed care business, during the year ended December 31, 2013, HCP provided care in all markets, except Arizona, to over 472,000 patients whose health coverage is structured on a fee-for-service (FFS) basis, including patients enrolled through traditional Medicare and Medicaid programs, preferred provider organizations and other third-party payors.

The patients of HCP’s associated physicians, physician groups and independent practice associations (IPAs) benefit from an integrated approach to medical care that places the physician at the center of patient care. As of December 31, 2013, HCP delivered services to its members via a network of over 3,000 associated group and other network primary care physicians, 204 network hospitals, and several thousand associated group and network specialists. Together with hundreds of case managers, registered nurses and other care coordinators, these medical professionals utilize a comprehensive information technology system, sophisticated risk management techniques and clinical protocols to provide high-quality, cost-effective care to HCP’s members.

Ancillary services and strategic initiatives businesses

As of December 31, 2013, our ancillary services and strategic initiatives consisted primarily of pharmacy services, disease management services, vascular access services, ESRD clinical research, physician services, direct primary care and our international dialysis operations. Our ancillary services and strategic initiatives, including our international operations accounted for approximately 7% of our consolidated net revenues for the year ended December 31, 2013, and relate primarily to our core business of providing kidney care services.

The dialysis and related lab services business

Industry overview

The loss of kidney function is normally irreversible. Kidney failure is typically caused by Type I and Type II diabetes, high blood pressure, polycystic kidney disease, long-term autoimmune attack on the kidney and prolonged urinary tract obstruction. ESRD is the stage of advanced kidney impairment that requires continued dialysis treatments or a kidney transplant to sustain life. Dialysis is the removal of toxins, fluids and salt from the blood of patients by artificial means. Patients suffering from ESRD generally require dialysis at least three times a week for the rest of their lives.

According to United States Renal Data System, there were approximately 430,000 ESRD dialysis patients in the U.S. in 2011 and the underlying ESRD dialysis patient population has grown at an approximate compound rate of 4.0% from 2000 to 2011, the latest period for which such data is available. The growth rate is attributable to the aging of the population, increased incidence rates for diseases that cause kidney failure such as diabetes and hypertension, lower mortality rates for dialysis patients and growth rates of minority populations with higher than average incidence rates of ESRD.

Since 1972, the federal government has provided health care coverage for ESRD patients under the Medicare ESRD program regardless of age or financial circumstances. ESRD is the first and only disease state eligible for Medicare coverage both for dialysis and dialysis-related services and for all benefits available under the Medicare program. For patients with Medicare coverage, all ESRD payments for dialysis treatments are made under a single bundled payment rate. See page 5 for further details.

Although Medicare reimbursement limits the allowable charge per treatment, it provides industry participants with a relatively predictable and recurring revenue stream for dialysis services provided to patients without commercial insurance. For the year ended December 31, 2013, approximately 90% of our total dialysis patients were covered under some form of government-based programs, with approximately 79% of our dialysis patients covered under Medicare and Medicare-assigned plans.

Treatment options for ESRD

Treatment options for ESRD are dialysis and kidney transplantation.

Dialysis options

•	Hemodialysis

Hemodialysis, the most common form of ESRD treatment, is usually performed at a freestanding outpatient dialysis center, at a hospital-based outpatient center, or at the patient’s home. The hemodialysis machine uses an artificial kidney, called a dialyzer, to remove toxins, fluids and salt from the patient’s blood. The dialysis process occurs across a semi-permeable membrane that divides the dialyzer into two distinct chambers. While blood is circulated through one chamber, a pre-mixed fluid is circulated through the other chamber. The toxins, salt and excess fluids from the blood cross the membrane into the fluid, allowing cleansed blood to return back into the patient’s body. Each hemodialysis treatment that occurs in the outpatient dialysis centers typically lasts approximately three and one-half hours and is usually performed three times per week.

Hospital inpatient hemodialysis services are required for patients with acute kidney failure primarily resulting from trauma, patients in early stages of ESRD and ESRD patients who require hospitalization for other reasons. Hospital inpatient hemodialysis is generally performed at the patient’s bedside or in a dedicated treatment room in the hospital, as needed.

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

Dialysis and related lab services we provide

Outpatient hemodialysis services

As of December 31, 2013, we operated or provided administrative services through a network of 2,074 outpatient dialysis centers in the U.S. that are designed specifically for outpatient hemodialysis. In 2013, our overall network of U.S. outpatient dialysis centers increased by 120 primarily as a result of acquisitions and the opening of new dialysis centers, net of center closures and divestitures, representing a total increase of approximately 6.1% from 2012.

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

Under Medicare regulations, we cannot promote, develop or maintain any kind of contractual relationship with our patients that would directly or indirectly obligate a patient to use or continue to use our dialysis services, or that would give us any preferential rights other than those related to collecting payments for our dialysis services. Our total patient turnover which is based upon all causes averaged approximately 26% in 2013 and 30% in 2012. However, in 2013, the overall number of patients to whom we provided services in the U.S. increased by approximately 6% from 2012, primarily from the opening of new dialysis centers and acquisitions, continued growth within the industry and lower mortality rates.

Hospital inpatient hemodialysis services

As of December 31, 2013, we provided hospital inpatient hemodialysis services, excluding physician services, to patients in approximately 1,000 hospitals throughout the U.S. We render these services based on a contracted per-treatment fee that is individually negotiated with each hospital. When a hospital requests our services, we typically administer the dialysis treatment at the patient’s bedside or in a dedicated treatment room in the hospital, as needed. In 2013, hospital inpatient hemodialysis services accounted for approximately 4.5% of our total U.S. dialysis treatments.

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

ESRD laboratory services

We own two separately incorporated, licensed, clinical laboratories which specialize in ESRD patient testing. These specialized laboratories provide routine laboratory tests for dialysis and other physician-prescribed laboratory tests for ESRD patients and are an integral component of overall dialysis services that we provide. Our laboratories provide these tests predominantly for our network of ESRD patients throughout the U.S. These tests are performed to monitor a patient’s ESRD condition, including the adequacy of dialysis, as well as other medical conditions of the patient. Our laboratories utilize information systems which provide information to certain members of the dialysis centers’ staff and medical directors regarding critical outcome indicators.

Management services

We currently operate or provide management and administrative services to 29 outpatient dialysis centers located in the U.S. in which we either own a minority equity investment or are wholly-owned by third parties. These services are provided pursuant to management and administrative services agreements. Management fees are established by contract and are recognized as earned typically based on a percentage of revenues or cash collections generated by the outpatient dialysis centers.

Quality care

We employ 235 clinical service teammates in our dialysis and related lab services business. The primary focus of this group is assuring and facilitating processes that aim to achieve superior clinical outcomes at our centers.

Our physician leadership in the Office of the Chief Medical Officer (OCMO) for our dialysis and related lab services business includes nine senior nephrologists, led by our Chief Medical Officer, with a variety of academic, clinical practice, and clinical research backgrounds. Our Physician Council is an advisory body to senior management. The Physician Counsel is currently composed of eight physicians with extensive experience in clinical practice in addition to the members of OCMO and currently eight Group Medical Directors.

Sources of revenue—concentrations and risks

Our U.S. dialysis and related lab services business net revenues represent approximately 66% of our consolidated net revenues for the year ended December 31, 2013. Our dialysis and related lab services revenues are derived primarily from our core business of providing kidney dialysis services, the administration of pharmaceuticals, related laboratory services and to a lesser extent management fees generated from providing management and administrative services to certain outpatient dialysis centers, as discussed above.

The sources of our dialysis and related lab services revenues are principally from government-based programs, including Medicare and Medicare-assigned plans, Medicaid and Medicaid-assigned plans and commercial insurance plans.

The following table summarizes our U.S. dialysis and related lab services revenues by source for the year ended December 31, 2013:

Revenue percentages
Medicare and Medicare-assigned plans	58%
Medicaid and Medicaid-assigned plans	5%
Other government-based programs	3%

Total government-based programs	66%
Commercial (including hospital inpatient dialysis services)	34%

Total dialysis and related lab services revenues	100%

The following table summarizes our U.S. dialysis and related lab services revenues by modality for the year ended December 31, 2013:

Revenue percentages
Outpatient hemodialysis centers	79%
Peritoneal dialysis and home-based hemodialysis	16%
Hospital inpatient hemodialysis	5%

Total dialysis and related lab services revenues	100%

Medicare revenue

For patients with Medicare coverage, all ESRD payments for dialysis treatments are made under a single bundled payment rate which provides a fixed payment rate to encompass all goods and services provided during the dialysis treatment, including certain pharmaceuticals that were historically separately reimbursed to the dialysis providers, such as Epogen® (EPO), vitamin D analogs and iron supplements, irrespective of the level of pharmaceuticals administered to the patient or additional services performed. Most lab services that used to be paid directly to laboratories are also included in the bundled payment. The bundled payment rate is also adjusted for certain patient characteristics, a geographic usage index and certain other factors.

An important provision in the law is an annual adjustment, or market basket update, to the ESRD Prospective Payment System base rate (PPS). Absent action by Congress, the PPS base rate is automatically updated annually by a formulaic inflation adjustment.

On November 9, 2012, CMS issued the final ESRD PPS rule for 2013 (2013 ESRD Rule). The base rate was increased by 2.3%, resulting from a market basket increase of 2.9% less a productivity adjustment of 0.6%. This increase in the ESRD PPS base rate was largely offset by the Budget Control Act of 2011 (BCA) sequestration as discussed below. The 2013 ESRD Rule implemented the reduction in bad debt payments to dialysis facilities (as well as to all other providers that are eligible for bad debt payments) mandated under the Middle Class Tax Relief and Job Creation Act of 2012 and added new quality reporting measures.

As a result of the BCA and subsequent activity in Congress, a $1.2 trillion sequester (across-the-board spending cuts) in discretionary programs took effect in 2013. In particular, a 2% reduction in Medicare payments took effect on April 1, 2013. The across-the-board spending cuts pursuant to the sequestration have adversely affected and will continue to adversely affect operating results.

Section 632(a) of the American Taxpayer Relief Act of 2012 (ATRA) mandated that the Secretary of Health and Human Services (HHS) reduce dialysis payments beginning in January 2014 to reflect the Secretary’s estimate of changes in patient utilization data from 2007 to 2012 for erythropoiesis stimulating agents (ESAs), other drugs and biologicals that would have been paid for separately under the composite rate system, and laboratory services that would have been paid for separately under the composite rate system. According to ATRA, the Secretary of HHS had to use the most recently available data on average sales prices and changes in prices for drugs and biologicals reflected in the ESRD market basket percentage increase factor.

The final 2014 ESRD PPS rule (2014 ESRD Rule) was formally published by CMS on December 2, 2013. According to the 2014 ESRD Rule, drug utilization cuts mandated by ATRA of 12% will be phased in over a three or four year period depending upon future decisions to be made by CMS. The 2014 ESRD Rule provides that there will be no changes to reimbursement levels for 2014 and 2015, largely due to an offset from a market basket increase. While no net reimbursement reductions are planned for 2014 and 2015 under the 2014 ESRD Rule, it is anticipated that future reductions will occur in 2016, 2017 or both. If these future reductions are implemented as currently anticipated they could negatively affect our operating results.

We anticipate that we will continue to experience increases in our operating costs in 2014 that will outpace any Medicare reimbursement rate changes that we receive, which could significantly impact our operating results. We expect to continue experiencing increases in operating costs that are subject to inflation, such as labor and supply costs, regardless of whether there is a compensating inflation-based increase in Medicare payment rates or in payments under the bundled payment rate system.

The CMS Center for Medicare & Medicaid Innovation (Innovation Center) is currently working with various healthcare providers to develop and implement accountable care organizations (ACOs) and other innovative models of care for Medicare and Medicaid beneficiaries. We are currently uncertain of the extent to which these models of care, including ACOs, Bundled Payments for Care Improvement Initiative, Comprehensive ESRD Care Model (which includes the development of ESRD Seamless Care Organizations (ESCOs)), the Comprehensive Primary Care Initiative, the Duals Demonstration, or other models, will impact the health care market. Our U.S. dialysis business may choose to participate in one or several of these models either as a partner with other providers or independently. We are currently seeking to participate in the Comprehensive ESRD Care Model with the Innovation Center. Even if we do not participate in this or other programs, some of our patients may be assigned to a program, in which case the quality and cost of care that we furnish will be included in an ACO’s or other program’s calculations. As new models of care emerge, we may be at risk for losing our Medicare patient base, which would have a materially adverse effect on our operating results. Other initiatives in the government or private sector may arise, including the development of models similar to ACOs, IPAs and integrated delivery systems or evolutions of those concepts which could adversely impact our business.

In addition, under ESRD PPS, beginning January 1, 2016, oral-only medications will be included in the bundled ESRD payment rate to dialysis centers. Inadequate pricing could have a significant negative financial impact on our dialysis facilities given the volume and value of these drugs.

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

Medicare pays 80% of the amount set by the Medicare system for each covered dialysis treatment. The patient is responsible for the remaining 20%. In most cases, a secondary payor, such as Medicare supplemental insurance, a state Medicaid program or a commercial health plan, covers all or part of these balances. Some patients, who do not qualify for Medicaid but otherwise cannot afford secondary insurance, can apply for premium payment assistance from charitable organizations through a program offered by the American Kidney Fund. We and other dialysis providers support the American Kidney Fund and similar programs through voluntary contributions. If a patient does not have secondary insurance coverage, we are generally unsuccessful in our efforts to collect from the patient the remaining 20% portion of the ESRD composite rate that Medicare does not pay. However, we are able to recover some portion of this unpaid patient balance from Medicare through an established cost reporting process by identifying these Medicare bad debts on each center’s Medicare cost report.

Medicaid revenue

Medicaid programs are state-administered programs partially funded by the federal government. These programs are intended to provide health coverage for patients whose income and assets fall below state-defined levels and who are otherwise uninsured. These programs also serve as supplemental insurance programs for co-insurance payments due from Medicaid-eligible patients with primary coverage under the Medicare program. Some Medicaid programs also pay for additional services, including some oral medications that are not covered by Medicare. We are enrolled in the Medicaid programs in the states in which we conduct our business.

Commercial revenue

Before a patient becomes eligible to have Medicare as their primary payor for dialysis services, a patient’s commercial insurance plan, if any, is responsible for payment of such dialysis services. Although commercial payment rates vary, average commercial payment rates are generally significantly higher than Medicare rates. The payments we receive from commercial payors generate nearly all of our profits. Payment methods from commercial payors can include a single lump-sum per treatment, referred to as bundled rates, or in other cases separate payments for treatments and pharmaceuticals, if used as part of the treatment, referred to as FFS rates. Commercial payment rates are the result of negotiations between us and insurers or third-party administrators. Our out-of-network payment rates are on average higher than in-network payment rates. In 2013, we continued to enter into some commercial contracts, covering certain patients that will primarily pay us a single bundled payment rate for all dialysis services provided to these patients. However, some of the contracts will pay us for certain other services and pharmaceuticals in addition to the bundled payment. These contracts typically contain annual price escalator provisions. We are continuously in the process of negotiating agreements with our commercial payors and if our negotiations result in overall commercial rate reductions in excess of our commercial rate increases, our revenues and operating results could be negatively impacted. In addition, if there is an increase in job losses in the U.S., or depending upon changes to the healthcare regulatory system including the impact of health care insurance exchanges, we could experience a decrease in the number of patients covered under commercial insurance plans.

Approximately 34% of our dialysis and related lab services revenues and approximately 10% of our dialysis patients were associated with commercial payors for the year ended December 31, 2013. Commercial patients as a percentage of our total dialysis patients remained approximately 10% in 2013 and 2012. Less than 1% of our dialysis and related lab services revenues are due directly from patients. No single commercial payor accounted for more than 10% of total dialysis and related lab services revenues for the year ended December 31, 2013.

In March 2012, HHS issued two final rules related to the establishment of health care insurance exchanges that began operating in January 2014. These exchanges will provide a marketplace for eligible individuals and small employers to purchase health care insurance and a Notice of Benefit and Payment Parameters for 2014. We believe the establishment of health care insurance exchanges could result in a reduction in patients covered by commercial insurance or an increase of patients covered through the health care insurance exchanges under more restrictive commercial plans with lower reimbursement rates. To the extent that the implementation of such exchanges results in a reduction in patients covered by commercial insurance or a reduction in reimbursement rates for our services from commercial and/or government payors, this could have a material impact on our operating results.

Revenue from EPO and other pharmaceuticals

The percentage of revenue that we generate from separately billable pharmaceuticals as a result of operating under Medicare’s single bundled payment rate system continues to decline, since pharmaceuticals, including EPO, are included in the ESRD single bundled payment. In addition, a significant percentage of our payor contracts covering commercial patients also pay us under a single bundled rate for all dialysis services provided to these patients. Approximately 5% of our total dialysis and related lab services revenues for the year ended December 31, 2013 are associated with the administration of separately-billable physician-prescribed pharmaceuticals.

EPO is an ESA, a genetically-engineered form of a naturally occurring protein that stimulates the production of red blood cells. EPO is used in connection with all forms of dialysis to treat anemia, a medical complication most ESRD patients experience. The administration of EPO, where separately billable, accounted for approximately 3% of our dialysis and related lab services revenues for the year ended December 31, 2013. EPO is produced by a single manufacturer, Amgen. Any interruption of supply or product cost increases could adversely affect our operations.

In December 2012, we entered into an amendment to our agreement with Amgen. Under the terms of the original agreement before the amendment, we were required to purchase EPO in amounts necessary to meet no less than 90% of our requirements of ESAs and are still required to do so after 2013. In addition, all of the other conditions specified in the original agreement entered into in November 2011 still apply.

Evaluations on the utilization and reimbursement for ESAs, which have occurred in the past and may occur in the future, and related actions by the U.S. Congress and federal agencies, could result in further restrictions on the utilization and reimbursement for ESAs. Additionally, commercial payors have also increasingly examined their administration policies for EPO and, in some cases, have modified those policies. Changes in labeling of EPO and other pharmaceuticals in a manner that alters physician practice patterns or accepted clinical practices, changes in private and governmental payment criteria, including the introduction of EPO administration policies or the conversion to alternate types of administration of EPO or other pharmaceuticals that result in further decreases in utilization of EPO for patients covered by commercial payors could have a material impact on our operating results. Further increased utilization of EPO for patients for whom the cost of EPO is included in a bundled reimbursement rate, or further decreases in reimbursement for EPO and other pharmaceuticals that are not included in a bundled reimbursement rate, could also have a material impact on our operating results.

Physician relationships

An ESRD patient generally seeks treatment at an outpatient dialysis center near his or her home where his or her treating nephrologist has practice privileges. Our relationships with local nephrologists and our ability to meet their needs and the needs of their patients are key factors in the success of our dialysis operations. Approximately 4,800 nephrologists currently refer patients to our outpatient dialysis centers. As is typical in the dialysis industry, one or a few physicians, including the outpatient dialysis center’s medical director, usually account for all or a significant portion of an outpatient dialysis center’s patient base.

Participation in the Medicare ESRD program requires that dialysis services at an outpatient dialysis center be under the general supervision of a medical director who is a licensed physician. We have engaged physicians or groups of physicians to serve as medical directors for each of our outpatient dialysis centers. At some outpatient dialysis centers, we also separately contract with one or more other physicians to serve as assistant or associate medical directors or to direct specific programs, such as home dialysis training programs. We have approximately 900 individual physicians and physician groups under contract to provide medical director services.

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

Because we are subject to a number of governmental regulations, our business could be adversely impacted by:

•	Loss or suspension of federal certifications;

•	Loss or suspension of licenses under the laws of any state or governmental authority from which we generate substantial revenues;

•	Exclusion from government healthcare programs, including Medicare and Medicaid;

•	Significant reductions or lack of inflation-adjusted increases in payment rates or reduction of coverage for dialysis and ancillary services and related pharmaceuticals;

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

Licensure and certification

Our dialysis centers are certified by CMS, as is required for the receipt of Medicare payments. In some states, our outpatient dialysis centers also are required to secure additional state licenses and permits. Governmental authorities, primarily state departments of health, periodically inspect our centers to determine if we satisfy applicable federal and state standards and requirements, including the conditions of participation in the Medicare ESRD program.

To date, we have not experienced significant difficulty in maintaining our licenses or our Medicaid certifications. However, we have experienced some delays in obtaining Medicare certifications from CMS.

CMS continues to study the regulations applicable to Medicare certification to provide dialysis services. On April 15, 2008, CMS issued new regulations for Medicare-certified ESRD facilities to provide dialysis services, referred to as Conditions for Coverage. The Conditions for Coverage were effective October 14, 2008, with some provisions having a phased in implementation date of February 1, 2009. The regulations are patient, quality and outcome focused. Among other things, they establish performance expectations for facilities and staff, eliminate certain procedural requirements, and promote continuous quality improvement and patient safety measures. We have established an interdisciplinary work group that includes a comprehensive auditing process to monitor our continued compliance with the Conditions for Coverage.

Federal anti-kickback statute

The federal anti-kickback statute contained in the Social Security Act imposes criminal and civil sanctions on persons who receive, make, offer or solicit payments in return for:

•	The referral of a patient covered by Medicare, Medicaid or similar federal and state programs;

•	The ordering or purchasing of items or services that are paid for in whole or in part by Medicare, Medicaid or similar federal and state programs; or

•	Arranging for or recommending the ordering or purchasing of such items.

Federal criminal penalties for the violation of the federal anti-kickback statute include imprisonment, fines and exclusion of the provider from future participation in the Medicare and Medicaid programs. Violations of the federal anti-kickback statute are punishable by imprisonment for up to five years and fines of up to $25,000 or both. Larger fines can be imposed upon corporations under the provisions of the U.S. Sentencing Guidelines and the Alternate Fines Statute. Individuals and entities convicted of violating the federal anti-kickback statute are subject to mandatory exclusion from participation in Medicare, Medicaid and other federal healthcare programs for a minimum of five years. Civil penalties for violation of this law include up to $50,000 in monetary penalties per violation, repayments of up to three times the total payments between the parties and suspension from future participation in Medicare and Medicaid. Court decisions have also held that the statute is violated whenever one of the purposes of remuneration is to induce referrals. The Health Reform Acts amended the federal anti-kickback statute to lower the standard of proof for the intent requirement that the government must make in order to obtain a conviction. The government does not have to prove that the defendant knew of the existence of the federal anti-kickback statute or had the specific intent to violate it. In addition, the Health Reform Acts amended the federal anti-kickback statute to provide that any claims submitted from an arrangement that violates the federal anti-kickback statute are false claims under the False Claims Act.

Regulations issued by HHS create exceptions or “safe harbors” for some business transactions and arrangements. Transactions and arrangements structured within these safe harbors are deemed to not violate the federal anti-kickback statute. A business transaction or arrangement must satisfy every element of a safe harbor to be protected by that safe harbor. Transactions and arrangements that do not satisfy all elements of a relevant safe harbor do not necessarily violate the statute, but can be subject to greater scrutiny by enforcement agencies.

Our medical directors refer patients to our dialysis centers, and these arrangements, by which we pay them for their medical director services, must be in compliance with the federal anti-kickback statute in order to avoid scrutiny under the statute. Among the available safe harbors is one for personal services furnished for fair market value. However, most of our agreements with our medical directors do not satisfy all seven of the requirements of the personal services safe harbor. We believe that because of the nature of our medical directors’ duties, it is impossible to satisfy the anti-kickback safe-harbor requirement that services provided under an agreement on a part-time basis must specify the schedule of intervals of service, and their precise length and the exact charge for such intervals. Accordingly, while we believe that our agreements with our medical directors for our dialysis centers satisfy as many of the elements of this safe harbor as we believe is reasonably possible, our arrangements do not qualify for safe harbor protection, as precise scheduling is not possible. We also note that there is little guidance available as to what constitutes fair market value for medical director services. We believe that our agreements do not violate the federal anti-kickback statute; however, since the arrangements do not satisfy all of the requirements for safe harbor protection, these arrangements could be challenged.

We own a controlling interest in numerous U.S. dialysis related joint ventures. For the year ended December 31, 2013, these joint ventures represented approximately 21% of our dialysis and related lab services revenues. We may continue to increase the number of our joint ventures. Our relationships with physicians and other referral sources relating to these joint ventures must comply with a federal anti-kickback statute safe harbor in order to avoid scrutiny under the statute. Although there is a safe harbor for certain investment interests in small entities, our joint ventures do not satisfy all of the requirements for safe harbor protection. Under the federal anti-kickback statute, failure to comply with a safe harbor does not render an arrangement illegal. Instead, an arrangement that does not operate within a safe harbor may be subject to anti kickback statute scrutiny on a case-by-case basis. Based upon the foregoing, physician joint ventures that fall outside the safe harbors are not, by definition, prohibited by law. Instead, such joint ventures require case-by-case evaluation under the federal anti-kickback statute.

We have structured our joint ventures to satisfy as many safe harbor requirements as we believe are commercially reasonable. For example, we believe that these investments are offered on a fair market value basis and provide returns to the physician investors only in proportion to their actual investment in the venture. We believe that our joint venture arrangements do not violate the federal anti-kickback statute; however, since the arrangements do not satisfy all of the requirements for safe harbor protection, these arrangements could be subject to challenge. In that regard, we have been advised by the attorneys conducting the 2010 and 2011 U.S. Attorney Physician Relationship Investigations that they believe that some or all of our joint ventures do not comply with the federal anti-kickback statute and the False Claims Act. We disagree that our joint venture structure, which we believe is widely used in the dialysis industry and other segments of the healthcare industry substantially in the form that we use it, violates the federal anti-kickback statute or the False Claims Act. However, we have recently agreed with the United States Attorney’s Office for the District of Colorado, the Civil Division of the United States Department of Justice and the Office of the Inspector General to a framework for a global resolution for both the 2010 and 2011 U.S. Attorney Physician Relationship Investigations, which includes unwinding a limited subset of joint ventures that were created through partial divestiture to nephrologists, and our agreement to not enter into this type of partial divestiture joint venture with nephrologists in the future. The final settlement remains subject to negotiation of specific terms.

As of December 31, 2013, we lease space for approximately 702 of our dialysis centers from entities in which physicians, hospitals or medical groups hold ownership interests and we sublease space to referring physicians at approximately 233 of our dialysis centers. These arrangements must comply with a federal anti-kickback statute safe harbor in order to avoid scrutiny under the statute. We believe that we meet the elements of the safe harbor for space rentals in all material respects. Therefore, we believe that our physician lease arrangements should not be subject to scrutiny or challenge under the federal anti-kickback statute.

Some medical directors and other referring physicians may own our common stock. We believe that these interests materially satisfy the requirements of the safe harbor for investments in large publicly traded companies for the federal anti-kickback statute. Therefore, we believe that these investment arrangements should not be subject to scrutiny or challenge under the federal anti-kickback statute.

Because we are purchasing and selling items and services in the operation of our dialysis centers that may be paid for, in whole or in part, by Medicare, Medicaid or other federal or state healthcare program and because we acquire certain items and services at a discount, we must structure these arrangements in compliance with a federal anti-kickback statute safe harbor in order to avoid scrutiny under the statute. Subject to certain requirements and limitations, discounts representing reductions in the amounts we are charged for items or services based on arm’s-length transactions can qualify for safe harbor protection if we fully and accurately report the discounts in the applicable Medicare cost reports. While some of the safe harbor criteria are subject to interpretation, we believe that our vendor contracts with discount provisions are in compliance with the federal anti-kickback statute discount safe harbor. Therefore, we believe that our discounted vendor contracts should not be subject to scrutiny or challenge under the federal anti-kickback statute.

Stark Law

A federal law, known as the Stark Law, prohibits a physician who has a financial relationship, or who has an immediate family member who has a financial relationship, with entities providing DHS, from referring Medicare patients to such entities for the furnishing DHS, unless an exception applies. Stark Law DHS include home health services, outpatient prescription drugs, inpatient and outpatient hospital services and clinical laboratory services. The Stark Law also prohibits the DHS entity receiving a prohibited referral from filing a claim or billing for the services arising out of the prohibited referral. The prohibition applies regardless of the reasons for the financial relationship and the referral; unlike the federal anti-kickback statute, intent to induce referrals is not required. Sanctions for violation of the Stark Law include denial of payment for claims for services provided in violation of the prohibition, refunds of amounts collected in violation, a civil penalty of up to $15,000 for each service arising out of the prohibited referral, exclusion from the federal healthcare programs, including Medicare and Medicaid and a civil penalty of up to $100,000 against parties that enter into a scheme to circumvent the Stark Law prohibition. Stark Law violations also can form the basis for False Claims Act liability. The types of financial arrangements between a physician and a DHS entity that trigger the self-referral prohibitions of the Stark Law are broad and include direct and indirect ownership and investment interests and compensation arrangements.

CMS has adopted implementing regulations under the Stark Law, (collectively, known as the Stark Regulations). CMS has not yet adopted implementing regulations regarding application of the Stark Law to Medicaid, but has indicated that it anticipates issuing additional regulations regarding the application of the Stark Law to Medicaid referrals.

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

In addition, although prescription drugs are DHS, there is an exception in the Stark Regulations for EPO and other specifically enumerated dialysis drugs when furnished in or by an ESRD facility, in compliance with the federal anti-kickback statute and applicable billing requirements. The exception is available only for drugs included on a list of CPT/HCPCS codes published by CMS, and in the case of home dialysis, the exception applies only to EPO, Aranesp® and equivalent drugs dispensed by the facility for use at home. While we believe that most drugs furnished by our dialysis centers are covered by the exception, dialysis centers may administer drugs that are not on the list of CPT/HCPCS codes and therefore do not meet this exception. In order for a physician who has a financial relationship with a dialysis center to order one of these drugs from the center and for the center to obtain Medicare reimbursement, another exception must apply.

We have entered into several types of financial relationships with referring physicians, including compensation arrangements. We believe that the compensation arrangements under our medical director agreements satisfy the personal services arrangement exception to the Stark Law. While we believe that the compensation provisions included in our medical director agreements, which are the result of arm’s length negotiations, result in fair market value payments for medical director services, an enforcement agency could nevertheless challenge the level of compensation that we pay our medical directors. If the arrangement does not meet a Stark Law exception, we could in the future be required to change our practices, face civil penalties, pay substantial fines, return certain payments received from Medicare and beneficiaries or otherwise experience a material adverse effect as a result of a challenge to payments made pursuant to referrals from these physicians under the Stark Law.

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

Some of our referring physicians also own equity interests in entities that operate our dialysis centers. None of the Stark Law exceptions applicable to physician ownership interests in entities to which they make DHS referrals apply to the kinds of ownership arrangements that referring physicians hold in several of our subsidiaries that operate dialysis centers. Accordingly, these dialysis centers cannot bill Medicare for DHS referrals from physician owners. If the dialysis centers bill for DHS referred by physician owners, the dialysis center would be subject to the Stark Law penalties described above.

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

If any of the business transactions or arrangements, including those described above, were found to violate the federal anti-kickback statute of Stark Law, we could face criminal, civil or administrative sanctions, including possible exclusion from participation in Medicare, Medicaid and other state and federal healthcare programs. Any findings that we have violated these laws could have a material adverse impact on our operations.

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

On February 25, 2013, HHS issued the final rule governing the standards applicable to EHB Bulletins, new definitions, actuarial value requirements and methodology, and published a list of plan benchmark options that states can use to develop EHBs. The rule describes specific coverage requirements that: (i) prohibit discrimination against individuals because of pre-existing or chronic conditions on health plans applicable to EHBs; (ii) ensure network adequacy of essential health providers, and (iii) prohibit benefit designs that limit enrollment and that prohibit access to care for enrollees.

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

Capacity and location of our U.S. dialysis centers

Typically we are able to increase our capacity by extending hours at our existing dialysis centers, expanding our existing dialysis centers, relocating our dialysis centers, developing new dialysis centers and by acquiring dialysis centers. The development of a typical outpatient dialysis center by us generally requires approximately $2.5 million for leasehold improvements, equipment and first-year working capital. Based on our experience, a new dialysis center typically opens within a year after the property lease is signed, normally achieves operating profitability in the second year after Medicare certification and normally reaches maturity within three to five years. Acquiring an existing outpatient dialysis center requires a substantially greater initial investment, but profitability and cash flows are generally initially more timely and predictable. To a limited extent, we enter into agreements to provide management and administrative services to outpatient dialysis centers in which we either own a minority equity investment, or are wholly-owned by third parties in return for management fees, which are typically based on a percentage of revenues or cash collections of the managed center’s operations.

The table below shows the growth of our U.S. dialysis operations by number of dialysis centers.

	2013	2012	2011		2010	2009
Number of centers at beginning of year	1,954	1,809	1,612		1,530	1,449
Acquired centers	26	93	170	(1)	41	19
Developed centers	98	70	65		65	78
Net change in centers with management and administrative services agreements*	4	(8)	1		—	8 (2)
Sold and closed centers**	(5)	(1)	(32	)(1)	(10)	(8)
Closed centers***	(3)	(9)	(7)		(14)	(16)

Number of centers at end of year	2,074	1,954	1,809		1,612	1,530

(1)	In 2011, we acquired 113 dialysis centers and divested a total of 30 centers in connection with our acquisition of DSI Renal Inc. (DSI).
(2)	During 2009, we made minority equity investments in 6 centers and we entered into 2 additional management and administrative service agreements.
*	Represents dialysis centers in which we either own a minority equity investment, or are wholly-owned by third parties.
**	Represents dialysis centers that were sold and/or closed for which patients were not retained.
***	Represents dialysis centers that were closed for which the majority of patients were retained and transferred to one of our other existing outpatient dialysis centers.

As of December 31, 2013, we operated or provided administrative services to a total of 2,074 U.S. outpatient dialysis centers. A total of 2,045 such centers are consolidated in our financial statements. Of the remaining 29 unconsolidated U.S. outpatient dialysis centers, we own a minority equity investment in 22 centers and provide management and administrative services to seven centers that are wholly-owned by third parties. The locations of the 2,045 U.S. outpatient dialysis centers consolidated in our financial statements at December 31, 2013 were as follows:

State	Centers	State	Centers	State	Centers
California	244	New York	42	Nebraska	15
Texas	176	New Jersey	39	Massachusetts	13
Florida	156	Wisconsin	38	Mississippi	11
Georgia	116	Colorado	37	District of Columbia	10
Ohio	106	Oklahoma	35	Idaho	9
Pennsylvania	92	Kentucky	34	West Virginia	5
Illinois	81	Arkansas	32	Utah	4
Michigan	72	South Carolina	30	New Mexico	4
North Carolina	65	Washington	29	Maine	3
Virginia	60	Louisiana	28	South Dakota	3
Tennessee	55	Kansas	26	New Hampshire	3
Maryland	54	Arizona	25	North Dakota	2
Indiana	54	Connecticut	23	Rhode Island	1
Alabama	53	Iowa	22	Montana	1
Missouri	52	Oregon	21
Minnesota	44	Nevada	20

HealthCare Partners business

Industry overview

U.S. healthcare spending has increased steadily over the past twenty years. These increases have been driven, in part, by the aging population of the baby boomer generation, lack of healthy lifestyle both in terms of exercise and diet, rapidly increasing costs in medical technology and pharmaceutical research, and provider reimbursement structures that may promote volume over quality in a FFS environment. These factors, as well as the steady growth of the U.S. population, have made the healthcare industry a growing market. In 2012, CMS reported that health care accounted for 17.2% of the U.S. economy. According to CMS, healthcare spending increased 3.7% to reach $2.8 trillion in 2012. Comprising an estimated 13% of the federal budget and more than one-fifth of total national health expenditures in 2012, Medicare is frequently the focus of discussions on how to moderate the growth of both federal spending and health care spending in the U.S.

Growth in Medicare spending is expected to continue due to population demographics. According to the U.S. Census Bureau, from 1970 through 2012, the overall U.S. population grew 54% while the number of Medicare enrollees grew by more than 140% over that time period. As an increasing number of the baby boomers become eligible for Medicare, the senior market is expected to be 20% of the total U.S. population by 2050 according to the Congressional Budget Office.

Medicare Advantage is an alternative to the traditional FFS Medicare program, which permits Medicare beneficiaries to receive benefits from a managed care health plan. Medicare Advantage plans contract with CMS to provide benefits at least comparable to those offered under the traditional FFS Medicare program in exchange for a fixed monthly premium payment per member from CMS. The monthly premium varies based on the county in which the member resides, as adjusted to reflect the plan members’ demographics and the members’ risk scores. Individuals who elect to participate in the Medicare Advantage program typically receive greater benefits than traditional FFS Medicare Part B beneficiaries, including additional preventive services, vision, dental and prescription drug benefits, and typically have lower deductibles and co-payments than traditional FFS Medicare.

Managed care health plans were developed, primarily during the 1980s, in an attempt to mitigate the rising cost of providing healthcare benefits to populations covered by traditional health insurance. These managed care health plans enroll members through their employers, under federal Medicare benefits or through state Medicaid programs. As a result of the prevalence of these health plans, many seniors now becoming eligible for Medicare have been interacting with managed care companies through their employers for the last 30 years. Individuals turning 65 now are likely to be far more familiar with the managed care setting than previous Medicare populations. According to the Kaiser Family Foundation, in 2013, Medicare Advantage represents only 28% of total Medicare members, creating a significant opportunity for additional Medicare Advantage penetration of newly eligible seniors.

In an effort to reduce the number of uninsured and to begin to control healthcare expenditures, President Obama signed The Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (the Health Reform Acts) into law in March 2010, which were affirmed, in substantial part, by the U.S. Supreme Court in June 2012. The Health Reform Acts provide for a reduction of up to 32 million uninsured individuals by 2019, while potentially increasing Medicaid coverage by up to 16 million individuals and net commercial coverage by 16 million individuals. CMS projects that the total number of uninsured Americans will fall to 23 million in 2021 from 47 million in 2011. These previously uninsured Americans and potentially newly eligible Medicaid beneficiaries represent a significant new market opportunity for health plans. We believe that health plans looking to cover these newly eligible individuals under fixed premium arrangements will seek provider arrangements that can effectively manage the cost and quality of the care being provided to these newly eligible individuals.

In 2006, Medicare began to pay Medicare Advantage health plans under a bidding process. Plans bid against county-level benchmarks established by Medicare based on the prior year’s Medicare Advantage county payment rate and increased by the projected national growth rate in per capita Medicare spending. Those payment rates were at least as high as per capita FFS Medicare spending in each county and often substantially higher because Congress set floors to raise the lowest rates to stimulate plan growth in areas where plans historically had not found it profitable to enter. If a plan’s bid is higher than the benchmark, enrollees pay the difference in the form of a monthly premium. If the bid is lower than the benchmark, the Medicare program retains 25% of the difference as savings and the plan receives 75% of the difference as a rebate, which must be returned to enrollees in the form of additional benefits or reduced premiums. Plan payments are also adjusted based on enrollees’ risk profiles. The formula for base payment is a combination of the base rate for the enrollee’s county of residence, multiplied by the enrollee’s risk score.

One of the primary ways in which the Health Reform Acts will fund increased health insurance coverage is through cuts in Medicare Advantage reimbursement. County benchmarks are transitioning to a system in which each county’s benchmark in 2017 will be a certain percentage (ranging from 95% to 115%) of FFS. In a March 2013 report to Congress, the Medicare Payment Advisory Commission (MedPAC) estimated that 2013 Medicare Advantage benchmarks, bids, and payments would average 110%, 96%, and 104% of FFS spending, respectively.

Despite the fact that the plan bids average less than FFS spending, payments for enrollees in these plans usually exceed FFS spending because the benchmarks are high relative to FFS spending. For example, HMOs as a group bid an average of 92% of FFS spending, yet 2013 payments for HMO enrollees are estimated to average 103% of FFS spending because the benchmarks, including the quality bonuses, average 110% of FFS spending.

As a result of the above, plans would generally have to bid significantly lower than FFS or the Medicare Advantage benchmark for CMS to begin to save money on Medicare Advantage. As result of the transition of county benchmarks to 95% to 115% of FFS, Medicare Advantage benchmarks on average are expected to be reduced to parity with FFS by 2017 as compared to 110% of fee for-service today. Given that CMS will retain 25% of the difference of any plans bid below benchmark, the overall Medicare Advantage program should realize savings as compared to FFS in 2017, which would result in lower payments to Medicare Advantage plans and to HCP.

Many health plans recognize both the opportunity for growth from senior members as well as the potential risks and costs associated with managing additional senior members. In regions operated by HCP and numerous other markets, many health plans subcontract a significant portion of the responsibility for managing patient care to integrated medical systems such as HCP. These integrated health care systems, whether medical groups or IPAs, offer a comprehensive medical delivery system and sophisticated care management know-how and infrastructure to more efficiently provide for the health care needs of the population enrolled with that health plan. While reimbursement models for these arrangements vary around the country, health plans in California, Florida, Nevada, New Mexico and Arizona often prospectively pay the integrated health care system a fixed Per Member Per Month (PMPM) amount, or capitation payment, which is often based on a percentage of the amount received by the health plan. The capitation payment is for much—and sometimes virtually all—of the care needs of the applicable membership. Capitation payments to integrated health care systems, in the aggregate, represent a prospective budget from which the system manages care-related expenses on behalf of the population enrolled with that system. To the extent that these systems manage care-related expenses under the capitated levels, the system realizes an operating profit. On the other hand, if care-related expenses exceed projected levels, the system will realize an operating deficit. Since premiums paid represent a significant amount per person, there is a significant revenue opportunity for an integrated medical system like HCP that is able to effectively manage its costs under a capitated arrangement. This is particularly the case for Medicare Advantage members for whom revenue to a system can be substantial given the higher expected morbidity and cost associated with a Medicare Advantage member.

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

Healthcare reform

The U.S. healthcare system, including the Medicare Advantage program, is subject to a broad array of new laws and regulations as a result of the Health Reform Acts. The Health Reform Acts are considered by some to be the most dramatic change to the U.S. healthcare system in decades. The Supreme Court found that the individual mandate to obtain health insurance coverage under this legislation is constitutional and also found that the expanded Medicaid benefit included in the legislation is constitutional if states can opt out of the expanded Medicaid benefit without losing their funding under the current Medicaid program. This legislation made significant changes to the Medicare program and to the health insurance market overall. The Health Reform Acts reflect sweeping legislation that, once fully implemented, may have a significant impact on the U.S. health care system generally and the operations of HCP’s business. There are numerous steps required to implement the Health Reform Acts, and Congress may seek to alter or eliminate some of their provisions.

One provision of the Health Reform Acts required CMS to establish a Medicare Shared Savings Program (MSSP) that promotes accountability and coordination of care through the creation of Accountable Care Organizations (ACOs). The program allows certain providers and suppliers (including hospitals, physicians and other designated professionals) to voluntarily form ACOs and work together along with other ACO participants to invest in infrastructure and redesign delivery processes to achieve high quality and efficient delivery of services. HCP recently entered into an agreement with CMS to participate in the Medicare Shared Savings Program in California, Florida and Nevada beginning in 2014. Under this program, HCP will strive to attain improved clinical outcomes to its Medicare fee for service patients in a more cost-effective manner, and will have the opportunity to share with CMS in any financial savings created.

Payor environment

Government programs

HCP derives a significant portion of its revenues from services rendered to beneficiaries of Medicare (including Medicare Advantage), Medicaid, and other governmental healthcare programs.

Medicare. The Medicare program was established in 1965 and became effective in 1967 as a federally funded U.S. health insurance program for persons aged 65 and older, and it was later expanded to include individuals with ESRD and certain disabled persons, regardless of income or age. Since its formation, Medicare has grown to a $560 billion program in 2011, covering approximately 48 million Americans and, based on the growing number of eligible beneficiaries and increases in the cost of health care, CMS projects that Medicare program funding will grow to $1.1 trillion by 2022.

Initially, Medicare was offered only on a FFS basis. Under the Medicare FFS payment system, an individual can choose any licensed physician enrolled in Medicare and use the services of any hospital, health care provider or facility certified by Medicare. CMS reimburses providers, based on a fee schedule, if Medicare covers the service and CMS considers it medically necessary.

FFS Medicare is paid according to a physician fee schedule (PFS) set each year by CMS in accordance with formulas mandated by Congress. CMS is required to limit the growth in spending under the PFS by a predetermined sustained growth rate (SGR). If implemented as mandated, the SGR would result in significant payment reductions under the PFS. CMS announced that the estimated PFS update for 2014 would be reduced by 24.4% due to the SGR formula. Every year since 2003, Congress has delayed application of the SGR but we cannot predict whether they will continue to do so. Congress most recently delayed application of the SGR in the Pathway for SGR Reform Act (SGR Act) which was signed by President Obama on December 26, 2013. Pursuant to the SGR Act, the negative impact of the SGR is further delayed for a temporary 3-month period which began on January 1, 2014. The SGR Act gives physicians a 0.5% reimbursement increase during the 3 month delay period. However, the SGR Act also extends a 2% Medicare sequestration cut mandated by the Budget Control Act of 2011 and the Sequestration Transparency Act of 2012 for an additional two years beyond the original expiration date of 2021.

There is pressure for Congress to implement a permanent solution to the SGR reductions. The House Committee on Way and Means and the Senate Committee of Finance released SGR repeal proposals in early November 2013, and the two committees have since met to revise their respective bills. Although the original proposals each called for a 10-year freeze on Medicare physician payments, the most recent incarnation of the House bill provides a 0.5% update for 2014-2016. The current form of the Senate bill, however, retains the full 10-year payment freeze. We cannot predict whether the SGR will be repealed or if another formula would be substituted and what form that might take. Repeal of the SGR could be offset by further reductions in Medicare payments.

As a result of the BCA and subsequent activity in Congress, a $1.2 trillion sequester (across-the-board spending cuts) in discretionary programs took effect in 2013. In particular, a 2% reduction in Medicare payments took effect on April 1, 2013. The across-the-board spending cuts pursuant to the sequestration have adversely affected HCP and will continue to adversely affect their operating results.

Medicare Advantage. Medicare Advantage is a Medicare health plan program developed and administered by CMS as an alternative to the original FFS Medicare program. Under the Medicare Advantage program, Medicare beneficiaries may choose to receive benefits under a managed care health plan that provides benefits at least comparable to those offered under the original Medicare FFS payment system in exchange for which the health plan receives a monthly per patient premium payment from CMS. The Medicare Advantage monthly premium varies based on the county in which the member resides, and is adjusted to reflect the demographics and estimated risk profile of the members that enroll. Once a person is authorized by CMS to participate in

Medicare Advantage, health plans compete for enrollment based on benefit design differences such as co-payments or deductibles, availability of preventive care, attractiveness of and access to a network of hospitals, physicians and ancillary providers and premium contribution or, most often in Medicare Advantage plans, the absence of any monthly premium. In certain parts of the country, many health plans that provide Medicare Advantage benefits subcontract with integrated medical systems such as HCP to transfer the responsibility for managing patient care.

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

Most Medicare beneficiaries have the option to enroll in private health insurance plans that contract with Medicare under the Medicare Advantage program. According to the Kaiser Family Foundation, the share of Medicare beneficiaries in such plans has risen rapidly in recent years; it reached approximately 27% in 2012 from approximately 13% in 2004. Plan costs for the standard benefit package can be significantly lower or higher than the corresponding cost for beneficiaries in the traditional Medicare FFS payment program, but prior to the Health Reform Acts, private plans were generally paid a higher average amount, and they used the additional payments to reduce enrollee cost-sharing requirements, provide extra benefits, and/or reduce Medicare premiums. These enhancements were valuable to enrollees, but also resulted in higher Medicare costs overall and higher premiums for all Medicare Part B beneficiaries and not just those enrolled in Medicare Advantage plans. The Health Reform Acts require that future payments to plans be based on benchmarks in a range of 95% to 115% of local FFS Medicare costs, with bonus amounts payable to plans meeting high quality-of-care standards. In addition, beginning in 2014, health plans offering Medicare Advantage will be required to spend at least 85% of their premium dollars on medical care, the so-called medical loss ratio (MLR). Since HCP is not a health plan, it is not subject to the 85% MLR requirement. However, payments that health plans make to HCP will apply in full towards the health plans’ 85% MLR requirement. If a health plan does not meet the 85% MLR requirement, it must provide a rebate to its customers. Any such shortfalls will not impact amounts paid by health plans to HCP.

Medicaid. Medicaid is a federal entitlement program administered by the states that provides health care and long-term care services and support to low-income Americans. Medicaid is funded jointly by the states and the federal government. The federal government guarantees matching funds to states for qualifying Medicaid expenditures based on each state’s federal medical assistance percentage, which is calculated annually and varies inversely with average personal income in the state. Subject to federal rules, each state establishes its own eligibility standards, benefit packages, payment rates and program administration within broad federal statutory and regulatory guidelines. Every state Medicaid program must balance a number of potentially competing demands, including the need for quality care, adequate provider access, and cost-effectiveness. In an effort to improve quality and provide more uniform and cost-effective care, many states have implemented Medicaid managed care programs to improve access to coordinated health care services, including preventative care, and to control health care costs. Under Medicaid managed care programs, a health plan receives capitation payments from the state. The health plan, in turn, arranges for the provision of health care services by contracting with a network of medical providers, such as HCP. HCP has entered into capitation agreements with health plans to manage approximately 96,000 Medicaid managed care members in its southern California and Florida markets.

Commercial payors

According to the Robert Wood Johnson Foundation, in 2009 approximately 61% of non-elderly U.S. citizens received their health care benefits through their employer, which contracted with health plans to administer these health care benefits. Patients enrolled in health plans offered through an employment setting are generally referred to as commercial members. Nationally, commercial employer-sponsored health plan enrollment was approximately 167 million as of 2011. Under the Health Reform Acts, beginning in 2014, many uninsured individuals and many individuals who receive their health insurance benefits through small employers may purchase their health care benefits through insurance exchanges in which health plans compete directly for individual or small group members’ enrollment. HCP derives a significant amount of its enrollment from commercial members; however, these members represent a disproportionately small share of HCP’s operating profits.

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

Capitation and FFS revenue

There are a number of different models under which an integrated medical system receives payment for managing and providing health care services to its members.

Fee-for-service structure. Under traditional FFS reimbursement, physicians are paid a specified FFS that they provide during a patient visit. Under this structure, physician compensation is solely related to the volume of patient visits and procedures performed, thus offering limited financial incentive to focus on cost containment and preventative care. FFS revenues are derived primarily from HCPs physician services and hospice care.

Capitation structure. Under capitation, payors pay a fixed amount per enrolled member, thereby subcontracting a significant portion of the responsibility and risks for managing patient care to physicians. Global capitation represents a prospective budget from which the provider system then manages care-related expenses including payments to associated providers outside the group, such as hospitals and specialists. Compared to traditional FFS models, we believe that capitation arrangements better align provider incentives with both quality and efficiency of care for a population of patients. We believe that this approach improves the quality of the experience for patients and the potential profitability for efficient care providers.

Since premiums paid represent a significant amount per person, the revenue and, when costs are effectively managed, profit opportunity available to an integrated medical system under a capitated arrangement can be significant. This is particularly the case for patients with multiple diseases and senior members. We believe that the advantages, savings and efficiencies made possible by the capitated model are most pronounced when the care demands of the population are the most severe and require the most coordination, such as for the senior population or patients with chronic, complex and follow-on diseases. While organized coordination of care is central to the capitated model, it is also well suited to the implementation of preventative care and disease management over the long-term since physicians have a financial incentive to improve the overall health of their patient population.

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

Global model.

In Florida, New Mexico and Arizona, HCP may contract directly with health plans under global capitation arrangements that include hospital services, because state law permits HCP to assume financial responsibility for both professional and institutional services.

In California, entities that maintain full or restricted licenses under the California Knox-Keene Health Care Service Plan Act of 1975 (Knox-Keene) are permitted to assume financial responsibility for both professional and institutional services. As described below, in December 2013 HCP obtained a restricted Knox-Keene health care service plan license and therefore may enter into global capitation arrangements with health plans through which HCP will assume financial responsibility for both professional and institutional services.

In Nevada, HCP enters into global capitation arrangements to assume financial responsibility for both professional and institutional services, however, according to the Nevada Division of Insurance (NDI), the NDI has not opined on whether it is appropriate for an entity like HCP to enter into global capitation arrangements to assume financial responsibility for the provision of both professional and institutional services to either Medicare Advantage enrollees or enrollees of commercial health plans. Nevertheless, NDI representatives are aware of HCP’s contracting practices and have not taken any actions to question such practices. If NDI were to determine that HCP has been inappropriately taking global risk for institutional and professional services in Nevada without having the necessary Nevada state insurance license to do so, we may be required to obtain such a license to resolve such violations and we could be subject to civil and criminal liability. Because of the current global capitation to HCP, and HCP’s assumption of nearly the entire professional and institutional risk in Nevada, Florida, New Mexico and Arizona, HCP’s health plan customers function primarily to support HCP in undertaking marketing and sales efforts to enroll members and processing claims in these states.

Risk-sharing model. In California, HCP currently utilizes a capitation model in several different forms. While there are variations specific to each arrangement, HealthCare Partners Affiliates Medical Group and HealthCare Partners Associates Medical Group, Inc. (collectively HCPAMG), medical groups that have entered into management services agreements with HCP, have historically contracted with health plans to receive a PMPM or percentage of premium (POP) capitation payment for professional (physician) services and assumed the financial responsibility for professional services. In some cases, the health plans separately enter into capitation contracts with third parties (typically hospitals) who directly receive a capitation payment and assume contractual financial responsibility for institutional (hospital) services. In other cases, the health plan does not pay a capitation payment to the hospital, but rather administers and pays fee-for-service claims for hospital expenses. In both cases, HCPAMG has been responsible under its health plan agreements for managing the care dollars associated with both the professional and institutional services provided for in the HCPAMG capitation payment. In the case of institutional services and as a result of its managed care-related administrative services agreements with hospitals, HCPAMG has recognized a percentage of the surplus of institutional revenues less institutional expense as HCPAMG net revenues and has also been responsible for some percentage of any short-fall in the event that institutional expenses exceed institutional revenues. In connection with HCP’s obtaining a restricted Knox-Keene license in California, substantially all of the California health plan contracts, along with the revenues received under such contracts, have been assigned from HCPAMG to the Knox-Keene licensee. In addition, HCP now has the legal authority to transition these health plan contracts to global capitation arrangements in which HCP is responsible for arranging professional and institutional services in exchange for a single capitation payment. HCP is in the process of evaluating and identifying which risk-sharing arrangements, if any, will be converted to global capitation arrangements, subject to HCP’s and the applicable health plan’s satisfactory negotiation and approval. Completion of such evaluation and possible conversion is expected to occur over time.

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

•

HCP’s submission of claims to governmental payors such as the Medicare and Medicaid programs for services provided by its associated physicians and clinical personnel may subject HCP to sanction and penalties under the FCA; and

•

HCP’s handling of electronic PHI may subject HCP to sanctions and penalties under the federal HIPAA of 1996 and its implementing privacy and security regulations, as amended by the HITECH Act, collectively referred to as HIPAA, and state medical privacy laws which often include penalties and restrictions that are more severe than those which arise under HIPAA.

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

Professional licensing requirements. HCP’s clinical personnel including physicians must satisfy and maintain their professional licensing in the states where they practice medicine. Activities that qualify as professional misconduct under state law may subject them to sanctions, including the loss of their licenses and could subject HCP to sanctions as well. Some state boards of medicine impose reciprocal discipline, that is, if a physician is disciplined for having committed professional misconduct in one state where he or she is licensed, another state where he or she is also licensed may impose the same discipline even though the conduct occurred in another state. Therefore, if an HCP-associated physician is licensed in multiple states, sanctions or loss of licensure in one state may result in sanction or the loss of licensure in another state. Professional licensing sanctions may also result in exclusion from participation in governmental healthcare programs, such as Medicare and Medicaid, as well as other third-party programs.

Corporate practice of medicine and fee splitting. Three states in which HCP operates, California, Nevada and Arizona have laws that prohibit business entities, such as our Company and our subsidiaries, from practicing medicine, employing physicians to practice medicine or exercising control over medical decisions by physicians, known collectively as the corporate practice of medicine. These states also prohibit entities from engaging in certain arrangements, such as fee-splitting, with physicians. In some states these prohibitions are expressly stated in a statute or regulation, while in other states the prohibition is a matter of judicial or regulatory interpretation.

In California, a violation of the corporate practice of medicine prohibition constitutes the unlawful practice of medicine, which is a public offense punishable by fines and other criminal penalties. In addition, any physician who participates in a scheme that violates California’s corporate practice of medicine prohibition may be punished for aiding and abetting a lay entity in the unlawful practice of medicine. In Nevada, violation of the corporate practice of medicine rules by a lay entity also constitutes the unlawful practice of medicine. This violation is a felony punishable by fines and other criminal penalties. Physicians in Nevada can similarly be punished for aiding and abetting in the unlicensed practice of medicine. In Arizona, although state statutes establish professional corporations for the provision of professional services including medical services, state statutes and regulations do not specifically address the corporate practice of medicine prohibition or proscribe penalties for its violation. Accordingly, a violation of the corporate practice of medicine prohibition as set forth in Arizona case law would be deemed illegal and result in the voiding of the offending employment or contractual relationship at issue.

In California, Nevada and Arizona, where the corporate practice of medicine is prohibited, HCP has historically operated by maintaining long-term management contracts with multiple associated professional organizations which, in turn, employ or contract with physicians to provide those professional medical services required by the enrollees of the payors with which the professional organizations contract. Under these management agreements, HCP performs only non-medical administrative services, does not represent that it offers medical services, and does not exercise influence or control over the practice of medicine by the physicians or the associated physician groups with which it contracts. For example, in California, HCP has full-service management contracts with HealthCare Partners Affiliates Medical Group and HealthCare Partners Associates Medical Group, Inc. (collectively HCPAMG). The HCPAMG entities are owned by California-licensed physicians and professional medical corporations and contract with physicians to provide professional medical services. In Nevada, HCP’s Nevada subsidiaries have similar management agreements with Nevada professional corporations that employ and contract with physicians to provide professional medical services.

In Arizona, HCP arranges for the provision of patient care services through an independent practice association named Arizona Integrated Physicians (AIP). AIP is a professional corporation that contracts with independent physicians and medical group practices. In this way, the professional medical services required by HCP members in Arizona are provided by an Arizona professional entity (AIP) and structured to be in compliance with Arizona’s corporate practice of medicine laws.

Some of the relevant laws, regulations, and agency interpretations in California, Nevada and Arizona have been subject to limited judicial and regulatory interpretation. Moreover, state laws are subject to change. Regulatory authorities and other parties, including HCP’s associated physicians, may assert that, despite the management agreements and other arrangements through which HCP operates, we are engaged in the prohibited corporate practice of medicine or that HCP’s arrangements constitute unlawful fee-splitting. If this were to occur, we could be subject to civil or criminal penalties, HCP’s agreements could be found legally invalid and unenforceable (in whole or in part), or we could be required to restructure its contractual arrangements.

If we were required to restructure HCP’s operating structures in California, Nevada or Arizona due to determination that a corporate practice of medicine violation existed, such a restructuring might include revisions of the California and Nevada management services agreements, which might include a modification of the management fee, and/or establishing an alternative structure. For example, Nevada or Arizona might have to obtain the equivalent of a California Knox-Keene license in such state in order to comply with the corporate practice of medicine rules while contracting directly with payors and, in turn, physicians, to provide physician services to the payors’ enrollees. In California, HCP’s restricted Knox-Keene license has created potential flexibility for HCP in the event regulatory authorities seek to enforce corporate practice of medicine or fee splitting laws based upon current management services relationships with HCPAMG. HCP’s restricted Knox-Keene license allows the HCP-owned licensed entity to contract with or employ physicians as a result of an exemption from California’s corporate practice of medicine laws applicable to Knox-Keene licensees.

Knox-Keene. The California Department of Managed Health Care (DMHC) licenses and regulates health care service plans (HCSPs) such as health plans pursuant to Knox-Keene. In addition to administering Knox-Keene’s various patient’s rights protections for HCSP-enrolled individuals, the DMHC is responsible for ensuring the financial sustainability over time of HCSPs and other regulated entities. As such, the DMHC is charged with continually monitoring the financial health of regulated entities. The DMHC’s Division of Financial Oversight conducts examinations of the fiscal and administrative affairs of licensed HCSPs to protect consumers and providers from potential insolvencies. Financial examination reviews include examinations of cash flow, premium receivables, intercompany transactions and medical liabilities. The examination also ensures that there is adequate tangible net equity (TNE), as determined according to calculations included in Knox-Keene. The TNE regulations for organizations holding a Knox-Keene license, like HCP, vary depending on circumstances, but generally require any licensee to have on hand in cash or cash equivalents a minimum of the greater of (i) $1 million; (ii) the sum of 2% of the first $150 million of annualized premium revenues plus 1% of annualized premium revenues in excess of $150 million; or (iii) the sum of 8% of the first $150 million of annualized health care expenditures (except those paid on a capitated basis or managed hospital payment basis); plus 4% of the annualized health care expenditures, except those paid on a capitated basis or managed hospital payment basis, which are in excess of $150 million; plus 4% of annualized hospital expenditures paid on a managed hospital payment basis. In its sole discretion, DMHC may require, as a condition to obtaining or maintaining an HCSP license, that a licensee accept certain contractual undertakings such that the licensee is obligated to maintain TNE in amounts greater than the minimum amount described above. Such contractual undertakings may require 130% or more of TNE to be maintained by a licensee.

The DMHC interprets Knox-Keene to apply to both HCSPs and downstream contracting entities, including provider groups that enter into global risk contracts with licensed HCSPs. A global risk contract is a health care services contract in which a downstream contracting entity agrees to provide both professional (e.g., medical group) services and institutional (e.g., hospital) services subject to an at-risk or capitated reimbursement methodology. According to DMHC, entities that accept global risk must obtain a restricted Knox-Keene license as did a subsidiary of HCP in December 2013.

Under a restricted Knox-Keene license, entities may enter into global risk contracts with other licensed HCSPs. Holders of restricted Knox-Keene licenses must comply with the same financial requirements as HCSPs with full licenses, including demonstrating specific levels of TNE, but are granted waivers from meeting marketing and other terms of full Knox-Keene licensure. The consequences of operating without a license include civil penalties, criminal penalties and the issuance of cease and desist orders.

One of HCP’s subsidiaries (the Plan) applied for a restricted Knox-Keene license on April 26, 2013, which was approved by DMHC on December 31, 2013. This allows HCP to contract directly with HCSPs to simplify its historic contractual and financial structure and to facilitate expansion into new markets in California. Under the Knox-Keene license, the Plan is prohibited from declaring or paying any dividends or making any distribution of cash or property to the Plan’s parent, affiliates, or shareholders, if such a distribution would cause the Plan to fail to maintain TNE, result in insufficient working capital or cash flow as required by DMHC regulation, or result in the Plan being unable to provide or arrange health care services. In addition, the Plan is subject to DMHC oversight and must seek approval before incurring any debt or guaranteeing any debt relating to the Plan’s parent, affiliates, or shareholders. The Plan must also submit proposed global capitation contracts to DMHC for approval. Thus, HCP and the Plan are now subject to additional regulatory burdens, including: (i) regulatory oversight of operations, (ii) the need to seek approval for all material business changes, (iii) significant requirements to maintain certain TNE levels, and (iv) other operating limitations imposed by the Knox-Keene Act and its regulations.

HCP services

Approximately 91% of HCP’s operating revenues for the year ended December 31, 2013 were derived from multi-year capitation contracts with health plans. Under these contracts, HCP’s health plan customers delegate full responsibility for member care to physicians and health care facilities that are part of HCP’s network. In return, HCP receives a PMPM fee for each HCP member. As a result, HCP has financial and clinical accountability for a population of members. In California, HCP does not assume direct financial risk for institutional (hospital) services, but is responsible for managing the care dollars associated with both the professional (physician) and institutional services being provided for the PMPM fee attributable to both professional and institutional services. In those cases and as a result of its managed care-related administrative services agreements with hospitals, HCP recognizes the surplus of institutional revenues less institutional expense as HCP net revenues and is also responsible for any short-fall in the event that institutional expenses exceed institutional revenues. In addition to revenues recognized for financial reporting purposes, HCP measures its total care dollars under management which includes the PMPM fee payable to third parties for institutional (hospital) services where HCP manages the care provided to its members by hospitals and other institutional provides, which fees are not included in Generally Accepted Accounting Principles (GAAP) revenues. For the year ended December 31, 2013, HCP’s total consolidated operating revenues were $3.2 billion and total care dollars under management were $4.1 billion.

HCP provides complete medical care through a network of participating physicians and other health care professionals. Through its group model, HCP employs, directly (where permitted by state law) and through its associated physician groups, approximately 460 associated group full-time primary care physicians who practice in clinics that are operated by HCP. Through its IPA model, HCP contracts with approximately 3,100 additional network primary care physicians who provide care for HCP’s members in an independent office setting. These physicians are complemented by a network of several thousand specialists and ancillary providers and 204 network hospitals that provide specialty or institutional care to the patients of HCP’s associated physicians, physician groups and IPAs.

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

HCP does not own hospitals, although hospitals are an essential part of its provider network. In most cases, however, HCP contracts or otherwise aligns with hospitals to manage the utilization, readmission and cost of hospital services. Most HCP patients receive specialty care through HCP’s network based on referrals made by their primary care physician. These specialists may be reimbursed based on capitation, case rates or on a discounted FFS rate.

A typical FFS primary care physician might treat up to 30 to 40 patients per day. In contrast, HCP group physicians typically see 18 to 20 patients per day, which we believe is a more appropriate benchmark to ensure there is sufficient time to understand all of the patients’ clinical needs. HCP care teams, including nurses, engage in outreach to patients in order help monitor the fragile and high risk patients, and help improve adherence to physicians’ care plans. During these visits, HCP’s physicians, nurses and educators use the time to educate patients and manage their health care needs. The goal of this preventative care delivery model is to keep patients healthy. Education improves self-management and compliance which allows the patient to recognize early signs of their disease and seek appropriate care. We believe this translates into earlier intervention, which in turn leads to fewer emergency room visits, fewer hospital admissions and fewer hospital bed days (the most expensive location for health care). This clinical model seeks to provide early diagnosis of disease or deterioration in a chronic and complex condition and provide preventive care to maintain optimal health and avert unnecessary hospitalization. Clinic-based case managers and hospitalists coordinate with the primary care physicians to ensure that patients are receiving proper care whether they are in the clinic, in the hospital or are not regularly accessing health care. Physicians and case managers encourage patients to regularly visit the clinics in order to enhance their day-to-day health and diagnose any illness or deterioration in condition as early as possible.

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

We also believe HCP has the ability to demonstrably improve medical outcomes and patient satisfaction while effectively managing costs through the following unique competitive strategies and internal progress and systems:

•	HCP’s clinical leadership and associated group and network physicians devote significant efforts to ensuring that HCP’s members receive the most appropriate care in the most appropriate manner.

•	HCP is committed to maximizing its patients’ satisfaction levels.

•

HCP has the scale and, combined with its strong reputation and high quality patient care, that makes it an attractive partner for health plans compared to smaller provider groups that may have a higher risk of default and may not have the same resources to devote to develop the same level of patient care.

•

HCP has nearly three decades of experience in managing complex disease cases for its population of patients. As a result, HCP has developed a rich dataset of patient care experiences and outcomes which permits HCP to proactively monitor and intervene in improving the care of its members.

•	HCP’s senior management team possesses substantial experience with the healthcare industry with average experience of nearly 35 years, as of December 31, 2013.

Locations of HCP clinics

As of December 31, 2013, HCP managed a total of 196 medical clinics, of which 68 clinics were located in California, 62 clinics were located in Florida, 49 clinics were located in Nevada and 17 clinics were located in New Mexico. As described above, HCP members in Arizona receive services at independent physician and medical group practice offices. In this way, HCP does not directly manage clinics in Arizona.

Ancillary services and strategic initiatives business

Ancillary services and strategic initiatives, which include our international dialysis operations, as described below, accounted for approximately 7% of our total consolidated net revenues for the year ended December 31, 2013 and consist primarily of the following as of December 31, 2013:

•

Pharmacy services. DaVita Rx is a pharmacy that provides oral medications to DaVita’s patients with ESRD. The main objectives of the pharmacy are to improve clinical outcomes by facilitating increased patient compliance and to provide our patients a convenient way to fill their prescription needs by delivering the prescriptions to the center where they are treated. Revenues are recognized as prescriptions are filled and shipped to patients. On January 8, 2013, we entered into an agreement with Fresenius Medical Care (FMC) and began to provide certain pharmacy services to FMC’s patients in the U.S. in late 2013.

•

Disease management services. VillageHealth provides advanced care management services to health plans and government agencies for employees/members diagnosed with chronic kidney disease (CKD) or ESRD. Through a combination of clinical coordination, medical claims analysis and information technology, we endeavor to assist our customers and patients in obtaining superior renal health care and improved clinical outcomes, as well as helping to reduce overall medical costs. Revenues are typically based upon an established contract fee and are recognized as earned over the contract period and can include additional fees for cost savings recognized by certain customers. In 2013, VillageHealth also operated a Medicare Advantage ESRD Special Needs Plan in partnership with a payor that works with CMS to provide ESRD patients full service health care. We are at risk for all medical costs of the program in excess of the capitation payments.

•

Vascular access services. Lifeline provides management and administrative services to physician-owned vascular access clinics that provide surgical and interventional radiology services for dialysis patients. Lifeline also is the majority-owner of four vascular access clinics and one wholly-owned vascular access clinic. Management fees generated from providing management and administrative services are recognized as earned typically based on a percentage of revenues or cash collections generated by the clinics. Revenues associated with the vascular access clinic that is majority-owned are recognized in the period when physician services are provided.

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

•

Direct primary care. Paladina Health is a healthcare services organization that operates membership-based primary care clinics mainly through employer-based on-site and newer-site clinics. The clinics offer patients more personalized and improved access to primary care physicians, including unlimited visits and same-day or next-day appointments. Physicians focus on clinical outcomes and patient satisfaction. Revenues are recognized over the membership period.

International dialysis operations

As of December 31, 2013, we operated or provided administrative services to a total of 73 outpatient dialysis centers located in ten countries outside of the U.S. serving approximately 5,400 patients. Our international dialysis operations continue to be in a start-up phase in which we have been developing and acquiring dialysis centers in various strategic markets, since the commencement of our international operations during the fourth quarter of 2011. Our overall net revenues generated from our international operations were less than 1% of our consolidated net revenues during 2013. Our international operations are included as a component of our ancillary services and strategic initiatives.

The table below summarizes the number and locations of our international outpatient dialysis centers.

	2013	2012
Number of centers at beginning of year	36	11
Acquired centers	38	13
Developed centers	2	9
Managed centers	—	3
Closed centers	(3)	—

Number of centers at end of year	73	36

The locations of our international outpatient dialysis centers are as follows:

Malaysia	21
India	13
Germany	10
Poland	8
Colombia	7
Portugal	4
Taiwan	4
China	2
Saudi Arabia	2
Singapore	2

73

Competition

U.S. and International dialysis competition

The U.S. dialysis industry has consolidated significantly over time but still remains highly competitive, particularly in terms of acquiring existing outpatient dialysis centers. We continue to face a high degree of competition in the U.S. dialysis industry from large and medium-sized providers who compete directly with us for the acquisition of dialysis businesses, relationships with physicians to act as medical directors and for individual patients. In addition, as we continue our international dialysis expansion into various international markets, we will face competition from large and medium-sized providers for these acquisition targets as well. Because of the ease of entry into the dialysis business and the ability of physicians to be medical directors for their own centers, competition for growth in existing and expanding markets is not limited to large competitors with substantial financial resources. Acquisitions, developing new outpatient dialysis centers, patient retention and physician relationships are a critical component of our growth strategy and our business could be adversely affected if we are not able to continue to make acquisitions on reasonable terms, continue to develop new dialysis centers, maintain or establish new relationships with physicians or if we experience significant patient attrition to our competitors. Competition for qualified physicians to act as medical directors and for inpatient dialysis services agreements with hospitals is also intense. Occasionally, we have also experienced competition from former medical directors or referring physicians who have opened their own dialysis centers. In addition, we experience competitive pressures in connection with negotiating contracts with commercial healthcare payors.

The two largest dialysis companies, FMC and our company, account for approximately 71% of outpatient dialysis patients in the U.S. with our company serving approximately 35% of the total outpatient dialysis patients. Approximately 44% of the centers not owned by us or FMC are owned or controlled by hospitals or non-profit organizations. Hospital-based and non-profit dialysis units typically are more difficult to acquire than physician-owned centers.

FMC also manufactures a full line of dialysis supplies and equipment in addition to owning and operating outpatient dialysis centers worldwide. This may give FMC cost advantages over us because of their ability to manufacture their own products. However, FMC has been one of our largest suppliers of dialysis products and equipment over the last several years. In January 2010, we entered into an agreement with FMC which committed us to purchase a certain amount of dialysis equipment, parts and supplies from FMC through 2013. In addition, in August 2006 in connection with the DVA Renal Healthcare acquisition, we also entered into a product supply agreement with Gambro Renal Products, Inc. (Gambro) that requires us to purchase a certain amount of our hemodialysis non-equipment product supplies, such as dialyzers, at fixed prices through 2015. Our purchases of products in these categories generally offered by both FMC and Gambro represent approximately 4% of our total U.S. dialysis operating expenses. During 2013, we purchased hemodialysis products and supplies from Gambro representing approximately 2% of our total U.S. dialysis operating expenses.

HCP’s competition

HCP’s business is highly competitive. HCP competes with managed care organizations, hospitals, medical groups and individual physicians in its markets. HCP competes with other primary care physician groups or physicians who contract with health plans for membership. Health plans contract with care providers on the basis of costs, reputation, scope, efficiency and stability. Individual members select a primary care physician at the time of membership with the health plan. Location, name recognition, quality indicators and other factors go into that decision. For example, in California, HCP competes with both Permanente Medical Group, which is the exclusive provider for Kaiser, and Heritage Provider Network. However, HCP’s principal competitors for members and health plan contracts vary by market.

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

Insurance

We maintain insurance for property and general liability, professional liability, directors’ and officers’ liability, workers compensation and other coverage in amounts and on terms deemed adequate by management based on our actual claims experience and expectations for future claims. Future claims could, however, exceed our applicable insurance coverage. Physicians practicing at our dialysis centers are required to maintain their own malpractice insurance and our medical directors are required to maintain coverage for their individual private medical practices. Our liability policies cover our medical directors for the performance of their duties as medical directors at our outpatient dialysis centers. HCP also maintains general and professional liability insurance through various independent and related parties. HCP has purchased its primary general and professional liability insurance from California Medical Group Insurance in which HCP owns a 67% equity interest.

Teammates

As of December 31, 2013, we employed approximately 57,400 teammates:

• Licensed professional staff (physicians, nurses and other healthcare professionals)	23,800

• Other patient care and center support staff and laboratory personnel	23,400

• Corporate, billing and regional administrative staff	10,200

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

This Annual Report on Form 10-K contains statements that are forward-looking statements within the meaning of the federal securities laws. These statements involve known and unknown risks and uncertainties including the risks discussed below. The risks discussed below are not the only ones facing our business. Please read the cautionary notice regarding forward-looking statements in Item 7 of this Part 1 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Risk factors related to our U.S. dialysis and related lab services, ancillary services and strategic initiatives:

If the average rates that commercial payors pay us decline significantly, it would have a material adverse effect on our revenues, earnings and cash flows.

Approximately 34% of our dialysis and related lab services revenues for the year ended December 31, 2013, were generated from patients who have commercial payors as their primary payor. The majority of these patients have insurance policies that pay us on terms and at rates that are generally significantly higher than Medicare rates. The payments we receive from commercial payors generate nearly all of our profit and all of our nonacute dialysis profits come from commercial payors. We continue to experience downward pressure on some of our commercial payment rates as a result of general conditions in the market, recent and future consolidations among commercial payors, increased focus on dialysis services and other factors. There is no guarantee that commercial payment rates will not be materially lower in the future.

We are continuously in the process of negotiating our existing or potentially new agreements with commercial payors who tend to be aggressive in their negotiations with us. Sometimes many significant agreements are up for renewal or being renegotiated at the same time. In the event that our continual negotiations result in overall commercial rate reductions in excess of overall commercial rate increases, the cumulative effect could have a material adverse effect on our financial results. Consolidations have significantly increased the negotiating leverage of commercial payors. Our negotiations with payors are also influenced by competitive pressures, and we may experience decreased contracted rates with commercial payors or experience decreases in patient volume as our negotiations with commercial payors continue. In addition to downward pressure on contracted commercial payor rates, payors have been attempting to impose restrictions and limitations on non-contracted or out-of-network providers, and in some circumstances designate our centers as out-of-network providers. Rates for out-of-network providers are on average higher than rates for in-network providers. We believe commercial payors have or will begin to restructure their benefits to create disincentives for patients to select or remain with out-of-network providers and to decrease payment rates for out-of-network providers. Decreases in out-of-network rates and restrictions on out-of-network access, our turning away new patients in instances where we are unable to come to agreement on rates, or decreases in contracted rates could result in a significant decrease in our overall revenues derived from commercial payors. If the average rates that commercial payors pay us decline significantly, or if we see a decline in commercial patients, it would have a material adverse effect on our revenues, earnings and cash flows. For additional details regarding specific risks we face regarding regulatory changes that could result in fewer patients covered under commercial plans or an increase of patients covered under more restrictive commercial plans with lower reimbursement rates, see the discussion of individual and small group health plans in the risk factor below under the heading “Health care reform could substantially reduce our revenues, earnings and cash flows.”

If the number of patients with higher-paying commercial insurance declines, then our revenues, earnings and cash flows would be substantially reduced.

Our revenue levels are sensitive to the percentage of our patients with higher-paying commercial insurance coverage. A patient’s insurance coverage may change for a number of reasons, including changes in the patient’s or a family member’s employment status. Currently, for a patient covered by an employer group health plan, Medicare generally becomes the primary payor after 33 months, or earlier, if the patient’s employer group health plan coverage terminates. When Medicare becomes the primary payor, the payment rate we receive for that patient decreases from the employer group health plan rate to the lower Medicare payment rate. We have seen an increase in the number of patients who have government-based programs as their primary payors which we believe is largely a result of improved mortality and recent economic conditions which have a negative impact on the percentage of patients covered under commercial insurance plans. To the extent there are sustained or increased job losses in the U.S., independent of whether general economic conditions might be improving, we could experience a continued decrease in the number of patients covered under commercial plans. We could also experience a further decrease if changes to the healthcare regulatory system result in fewer patients covered under commercial plans or an increase of patients covered under more restrictive commercial plans with lower reimbursement rates. In addition, our continuous process of negotiations with commercial payors under existing or potentially new agreements could result in a decrease in the number of patients under commercial plans to the extent that we cannot reach agreement with commercial payors on rates and other terms, resulting in termination or non-renewals of existing agreements or our inability to enter into new ones. If there is a significant reduction in the number of patients under higher-paying commercial plans relative to government-based programs that pay at lower rates, it would have a material adverse effect on our revenues, earnings and cash flows.

Changes in the structure of and payment rates under the Medicare ESRD program, including the American Taxpayer Relief Act of 2012, the Budget Control Act of 2011 and other healthcare reform initiatives, could substantially reduce our revenues, earnings and cash flows.

Approximately 48% of our dialysis and related lab services revenues for the year ended December 31, 2013 was generated from patients who have Medicare as their primary payor. For patients with Medicare coverage, all ESRD payments for dialysis treatments are made under a single bundled payment rate which provides a fixed payment rate to encompass all goods and services provided during the dialysis treatment, including pharmaceuticals that were historically separately reimbursed to the dialysis providers, such as EPO, vitamin D analogs and iron supplements, irrespective of the level of pharmaceuticals administered or additional services performed. Most lab services that used to be paid directly to laboratories are also included in the bundled payment. The bundled payment rate is also adjusted for certain patient characteristics, a geographic usage index and certain other factors.

The current bundled payment system presents certain operating, clinical and financial risks, which include:

•

Risk that our rates are reduced by CMS. CMS issued the 2014 final rule for the ESRD PPS, which phases in over three to four years the 12% cut mandated by ATRA. Although no reimbursement reduction is expected in 2014 or 2015 under the final ESRD PPS rule, it is anticipated that future reductions will occur no later than 2017. If these future reductions are implemented as currently anticipated, they could negatively impact our revenues, earnings and cash flows.

•

Risk that increases in our operating costs will outpace the Medicare rate increases we receive. We expect to continue experiencing increases in operating costs that are subject to inflation, such as labor and supply costs, regardless of whether there is a compensating inflation-based increase in Medicare payment rates or in payments under the bundled payment rate system.

•

Risk of federal budget sequestration cuts. As a result of the BCA and subsequent activity in Congress, a $1.2 trillion sequester (across-the-board spending cuts) in discretionary programs took effect on March 1, 2013. In particular, a 2% reduction to Medicare payments took effect on April 1, 2013. The across-the-board spending cuts pursuant to the sequester have affected and will continue to adversely affect our revenues, earnings and cash flows.

•

Risk that we may not be able to comply with the CMS ESRD Quality Incentive Program requirements. Beginning in payment year 2016, CMS proposed to adopt two new clinical and reporting measures, continue using six existing clinical and reporting measures, revise two existing clinical and reporting measures, and expand one existing reporting measure. The final rule establishes calendar year 2014 as the performance period for all of the quality measures. To the extent we are not able to meet CMS’s quality measures, it could have a material adverse effect on our revenues, earnings and cash flows.

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

We cannot predict how employers, private payors or persons buying insurance might react to the changes brought on by broad U.S. health care reform legislation or what form many of these regulations will take before implementation.

The health care reform legislation introduced health care insurance exchanges which provide a marketplace for eligible individuals and small employers to purchase health care insurance. Although we cannot predict the short or long term effects of these measures, we believe the health care insurance exchanges could result in a reduction in patients covered by commercial insurance or an increase of patients covered through the exchanges under more restrictive commercial plans with lower reimbursement rates. To the extent that the implementation of such exchanges results in a reduction in patients covered by commercial insurance or a reduction in reimbursement rates for our services from commercial and/or government payors, our revenues, earnings and cash flows could be adversely affected.

In addition, the health care reform legislation introduced severe penalties for the knowing and improper retention of overpayments collected from government payors and reduced the timeline to file Medicare claims. As a result, we made significant initial investments in new resources to accelerate the time it takes us to identify and process overpayments and we deployed significant resources to reduce our timeline and improve our claims processing methods to ensure that our Medicare claims are filed in a timely fashion. We may be required to make additional investments in the future. Failure to timely identify and return overpayments may result in significant additional penalties, which may have a negative impact on our revenues, earnings and cash flows. Failure to file a claim within the one year window could result in payment denials, adversely affecting our revenues, earnings and cash flows.

The health care reform legislation also added several new tax provisions that, among other things, impose various fees and excise taxes, and limit compensation deductions for health insurance providers and their affiliates. These rules could negatively impact our cash flow and tax liabilities.

The CMS Center for Medicare & Medicaid Innovation (Innovation Center) is currently working with various healthcare providers to develop and implement ACOs and other innovative models of care for Medicare and Medicaid beneficiaries. We are currently uncertain of the extent to which these models of care, including ACOs, Bundled Payments for Care Improvement Initiative, Comprehensive ESRD Care Model (which includes the development of ESCOs), the Comprehensive Primary Care Initiative, the Duals Demonstration, or other models, will impact the health care market. Our U.S. dialysis business may choose to participate in one or several of these models either as a partner with other providers or independently. We are currently seeking to participate in the Comprehensive ESRD Care Model with the Innovation Center. Even if we do not participate in this or other programs, some of our patients may be assigned to a program, in which case the quality and cost of care that we furnish will be included in an ACO’s or other programs’ calculations. As new models of care emerge, we may be at risk for losing our Medicare patient base, which would have a materially adverse effect on our revenues, earnings and cash flow. Other initiatives in the government or private sector may arise, including the development of models similar to ACOs, IPAs and integrated delivery systems or evolutions of those concepts which could adversely impact our business.

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

There is also a considerable amount of uncertainty as to the prospective implementation of the federal healthcare reform legislation and what similar measures might be enacted at the state level. The enacted reforms as well as future legislative changes could have a material adverse effect on our results of operations, including lowering our reimbursement rates and increasing our expenses.

Changes in state Medicaid or other non-Medicare government-based programs or payment rates could reduce our revenues, earnings and cash flows.

Approximately 18% of our dialysis and related lab services revenues for the year ended December 31, 2013 was generated from patients who have state Medicaid or other non-Medicare government-based programs, such as coverage through the Department of Veterans Affairs (VA), as their primary coverage. As state governments and other governmental organizations face increasing budgetary pressure, we may in turn face reductions in payment rates, delays in the receipt of payments, limitations on enrollee eligibility or other changes to the applicable programs. For example, certain state Medicaid programs and the VA have recently considered, proposed or implemented payment rate reductions.

The VA recently adopted Medicare’s bundled PPS pricing methodology for any veterans receiving treatment from non-VA providers under a new national contracting initiative. Since we are a non-VA provider, these reimbursements are now tied to a percentage of Medicare reimbursement, and we have additional exposure to any dialysis reimbursement changes made by CMS. Approximately 2% of our dialysis and related lab services revenues for the year ended December 31, 2013 was generated by the VA. We entered into a five-year Nationwide Dialysis Services contract with the VA which is subject to one-year renewal periods, consistent with all provider agreements with the VA under this contract. These agreements provide for the right of the VA to terminate the agreements without cause on short notice. Should the VA not renew or cancel these agreements for any reason, we may cease accepting patients under this program and may be forced to close centers, which could adversely affect our revenues, earnings and cash flows.

State Medicaid programs are increasingly adopting Medicare-like bundled payment systems, but sometimes these payment systems are poorly defined and are implemented without any claims processing infrastructure, or patient or facility adjusters. If these payment systems are implemented without any adjusters and claims processing changes, Medicaid payments will be substantially reduced and the costs to submit such claims may increase, which will have a negative impact on our revenues, earnings and cash flows. In addition, some state Medicaid program eligibility requirements mandate that citizen enrollees in such programs provide documented proof of citizenship. If our patients cannot meet these proof of citizenship documentation requirements, they may be denied coverage under these programs, resulting in decreased patient volumes and revenue. These Medicaid payment and enrollment changes, along with similar changes to other non-Medicare government programs could reduce the rates paid by these programs for dialysis and related services, delay the receipt of payment for services provided, and further limit eligibility for coverage which could adversely affect our revenues, earnings and cash flows.

Changes in clinical practices, payment rates or regulations impacting EPO and other pharmaceuticals could adversely affect our operating results, reduce our revenues, earnings and cash flows and negatively impact our ability to care for patients.

Medicare bundles EPO into the prospective payment system such that dosing variations do not change the amount paid to a dialysis facility. Although some Medicaid programs and other payors suggest movement towards a bundled payment system inclusive of EPO, some non-Medicare payors continue to pay for EPO separately from the treatment rate. The administration of EPO and other pharmaceuticals that are separately billable accounted for approximately 5% of our dialysis and related lab services revenues for the year ended December 31, 2013, with EPO alone accounting for approximately 3% of our dialysis and related lab services revenues during that period. Changes in physician clinical practices that result in further decreased utilization of prescribed pharmaceuticals or changes in payment rates for those pharmaceuticals could reduce our revenues, earnings and cash flows.

Evaluations on the utilization and reimbursement for ESAs, which have occurred in the past and may occur in the future, and related actions by the U.S. Congress and federal agencies, could result in further restrictions on the utilization and reimbursement for ESAs. Additionally, commercial payors have increasingly examined their administration policies for EPO and, in some cases, have modified those policies. Changes in labeling of EPO and other pharmaceuticals in a manner that alters physician practice patterns or accepted clinical practices, changes in private and governmental payment criteria, including the introduction of EPO administration policies or the conversion to alternate types of administration of EPO or other pharmaceuticals that result in further decreases in utilization of EPO for patients covered by commercial payors could have a material adverse effect on our revenues, earnings and cash flows. Further increased utilization of EPO for patients for whom the cost of EPO is included in a bundled reimbursement rate, or further decreases in reimbursement for EPO and other pharmaceuticals that are not included in a bundled reimbursement rate, could also have a material adverse effect on our revenues, earnings and cash flows.

Additionally, as a result of the current high level of scrutiny and controversy, we may be subject to increased inquiries or audits from a variety of governmental bodies or claims by third parties. Although we believe our anemia management practices and other pharmaceutical administration practices have been compliant with existing laws and regulations, increased inquiries or audits from governmental bodies or claims by third parties would require management’s attention, and could result in significant legal expense. Any negative findings could result in substantial financial penalties or repayment obligations, the imposition of certain obligations on and changes to our practices and procedures as well as the attendant financial burden on us to comply with the obligations, or exclusion from future participation in the Medicare and Medicaid programs, and could have a material adverse effect on our revenues, earnings and cash flows.

Changes in EPO pricing could materially reduce our earnings and cash flows and affect our ability to care for our patients.

Future increases in the cost of EPO without corresponding increases in payment rates for EPO from commercial payors and without corresponding increases in the Medicare bundled rate could have a material adverse effect on our earnings and cash flows and ultimately reduce our income. In November 2011, we entered into a seven year Sourcing and Supply Agreement with Amgen USA Inc., pursuant to which we committed to purchase EPO in amounts necessary to meet no less than 90% of our requirements for ESAs. As long as we meet certain conditions, the agreement limits Amgen’s ability to unilaterally decide to increase the price for EPO during the term of the agreement. Our agreement with Amgen for EPO provides for discounted pricing and rebates for EPO. However, some of the rebates are subject to various conditions including but not limited to future pricing levels of EPO by Amgen and data submission by us. In addition, the rebates are subject to certain limitations. We cannot predict whether, over the seven year term of the agreement, we will continue to receive the rebates for EPO that we have received in the past, or whether we will continue to achieve the same levels of rebates within that structure as we have historically achieved. In the initial years of the agreement, however, the total rebate opportunity is less than what was provided in the agreement that expired at the end of 2011, however, the opportunity for us to earn discounts and rebates increases over the term of the agreement. Factors that could impact our ability to qualify for rebates provided for in our agreement with Amgen in the future include, but are not limited to, our ability to track certain data elements. We cannot predict whether we will be able to meet the applicable qualification requirements for receiving rebates. Failure to meet certain targets and earn the specified rebates could have a material adverse effect on our earnings and cash flows.

We are the subject of a number of investigations by the federal government and two private civil suits, any of which could result in substantial penalties or awards against us, the imposition of certain obligations on our practices and procedures, exclusion from future participation in the Medicare and Medicaid programs and possible criminal penalties.

We are the subject of a number of investigations by the federal government. We have received subpoenas or other requests for documents from the federal government in connection with the Vainer private civil suit, the 2010 U.S. Attorney physician relationship investigation, the 2011 U.S. Attorney physician relationship investigation and the 2011 U.S. Attorney Medicaid investigation. Certain current and former members of our Board, as well as executives and other teammates have been subpoenaed to testify before a grand jury in Colorado related to the 2011 U.S. Attorney physician relationship investigation. (See Note 17 to the consolidated financial statements of this report for additional details regarding these matters.)

With respect to the Vainer private civil suit, after investigation, the federal government did not intervene and is not actively pursuing this private civil suit. With respect to the Swoben civil suit, the United States Department of Justice declined to intervene after its review of the allegations contained in the Third Amended Complaint and is not actively pursuing this private civil suit other than its partial intervention for the purpose of settlement with and dismissal of the initial defendant in this proceeding. In each of these private civil suits, a relator filed a complaint against us in federal court under the qui tam provisions of the FCA (and in the Swoben matter, provisions of the California False Claims Act, as well) and pursued the claims independently after the government declined to intervene. The parties are engaged in active litigation in the Vainer private civil suit. With regard to the Swoben private civil suit, in July 2013, the court granted HCP’s motion and dismissed with prejudice all of the claims in the Third Amended Complaint, and in October 2013 the plaintiff filed an appeal of the dismissal, which is currently pending. (See Note 17 to the consolidated financial statements of this report for additional details regarding these matters).

We are cooperating with HHS’s OIG and those offices of the U.S. Attorney pursuing the matters mentioned above. As noted elsewhere in this report on Form 10-K, we have agreed to a framework for a global resolution with the United States Attorney’s Office for the District of Colorado, the Civil Division of the United States Department of Justice and the Office of the Inspector General for both the 2010 and the 2011 U.S. Attorney Physician Relationship Investigations. The settlement will include the payment of approximately $389 million, entry into a corporate integrity agreement, the appointment of an independent compliance monitor, and the imposition of certain other business restrictions related to a subset of our joint venture arrangements. We have agreed to unwind a limited subset of joint ventures that were created through partial divestiture to nephrologists, and agreed not to enter into this type of partial divestiture joint venture with nephrologists in the future. The final settlement remains subject to negotiation of specific terms, and we can make no assurances as to the final outcome.

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

We endeavor to comply with all legal requirements, however, there is no guarantee that we will be able to adhere to all of the complex government regulations that apply to our business. For example, we have experienced past security breaches with regard to patient health information and there can be no assurance that we will not suffer security breaches in the future. We further endeavor to structure all of our relationships with physicians to comply with state and federal anti-kickback and physician self-referral laws. We utilize considerable resources to monitor the laws and implement necessary changes. However, the laws and regulations in these areas are complex and often subject to varying interpretations. For example, if an enforcement agency were to challenge the level of compensation that we pay our medical directors or the number of medical directors whom we engage, we could be required to change our practices, face criminal or civil penalties, pay substantial fines or otherwise experience a material adverse effect as a result of a challenge to these arrangements. In addition, amendments to the FCA impose severe penalties for the knowing and improper retention of overpayments collected from government payors. These amendments could subject our procedures for identifying and processing overpayments to greater scrutiny. We have made significant investments in new resources to decrease the time it takes to identify and process overpayments and we may be required to make additional investments in the future. An acceleration in our ability to identify and process overpayments could result in us refunding overpayments to government and other payors more rapidly than we have in the past which could have a material adverse effect on our operating cash flows. Additionally, amendments to the federal anti-kickback statute in the health reform law make anti-kickback violations subject to FCA prosecution, including qui tam or whistleblower suits.

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

•

Enforcement actions by governmental agencies and/or state claims for monetary damages by patients who believe their protected health information has been used, disclosed or not properly safeguarded in violation of federal or state patient privacy laws, including HIPAA;

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

As of December 31, 2013, we owned a controlling interest in numerous dialysis-related joint ventures, which represented approximately 21% of our U.S. dialysis and related lab services revenues for the year ended December 31, 2013. In addition, we also owned minority equity investments in several other dialysis related joint ventures. We may continue to increase the number of our joint ventures. Many of our joint ventures with physicians or physician groups also have certain physician owners providing medical director services to centers we own and operate. Because our relationships with physicians are governed by the federal and state anti-kickback statutes, we have sought to structure our joint venture arrangements to satisfy as many federal safe harbor requirements as we believe are commercially reasonable. However, our joint venture arrangements do not satisfy all of the elements of any safe harbor under the federal anti-kickback statute. Arrangements that do not meet all of the elements of a safe harbor are not automatically prohibited under the federal anti-kickback statute but are susceptible to government scrutiny. We have recently agreed to a framework for a global resolution with the United States Attorney’s Office for the District of Colorado, the Civil Division of the United States Department of Justice and the Office of the Inspector General for both the 2010 and the 2011 U.S. Attorney Physician Relationship Investigations, including the payment of approximately $389 million, entry into a corporate integrity agreement, the appointment of an independent compliance monitor, and the imposition of certain other business restrictions related to a subset of our joint venture arrangements. Under the terms of the framework for resolution, we have agreed to unwind a limited subset of joint ventures that were created through partial divestiture to nephrologists, and agreed not to enter into this type of partial divestiture joint venture with nephrologists in the future. The final settlement remains subject to negotiation of specific terms, and we can make no assurances as to the final outcome.

There are significant estimating risks associated with the amount of dialysis revenues and related refund liabilities that we recognize and if we are unable to accurately estimate our revenues and related refund liabilities, it could impact the timing and the amount of our revenues recognition or have a significant impact on our operating results.

There are significant estimating risks associated with the amount of dialysis and related lab services revenues and related refund liabilities that we recognize in a reporting period. The billing and collection process is complex due to ongoing insurance coverage changes, geographic coverage differences, differing interpretations of contract coverage, and other payor issues. Determining applicable primary and secondary coverage for approximately 163,000 U.S. patients at any point in time, together with the changes in patient coverage that occur each month, requires complex, resource-intensive processes. Errors in determining the correct coordination of benefits may result in refunds to payors. Revenues associated with Medicare and Medicaid programs are also subject to estimating risk related to the amounts not paid by the primary government payor that will ultimately be collectible from other government programs paying secondary coverage, the patient’s commercial health plan secondary coverage or the patient. Collections, refunds and payor retractions typically continue to occur for up to three years and longer after services are provided. We generally expect our range of U.S. dialysis and related lab services revenues estimating risk to be within 1% of net revenues for the segment, which can represent as much as 5% of dialysis adjusted operating income. If our estimates of dialysis and related lab services revenues and related refund liabilities are materially inaccurate, it could impact the timing and the amount of our revenues recognition and have a significant impact on our operating results.

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

Our medical director contracts are for fixed periods, generally ten years, and at any given time a large number of them could be up for renewal at the same time. Medical directors have no obligation to extend their agreements with us and if we are unable to enforce noncompetition provisions contained in terminated medical director agreements, our former medical directors may choose to provide medical director services for competing providers or establish their own dialysis centers in competition with ours. Neither our current nor former medical directors have an obligation to refer their patients to our centers.

Opportunities presented by our competitors or different affiliation models in the changing healthcare environment, such as an increase in the number of physicians becoming employed by hospitals or a perceived decrease in the quality of service levels at our centers may negatively impact a medical director’s decision to enter into or extend his or her agreement with us, refer patients to our centers or otherwise negatively impact treatment volumes.

In addition, we may take actions to restructure existing relationships or take positions in negotiating extensions of relationships to assure compliance with the anti-kickback statute, Stark Law and other similar laws. If the terms of any existing agreement are found to violate applicable laws, we may not be successful in restructuring the relationship which could lead to the early termination of the agreement, or cause the physician to stop referring patients to our dialysis centers. These actions in an effort to comply with applicable laws and regulations could negatively impact the decision of physicians to extend their medical director agreements with us or to refer their patients to us. If a significant number of physicians were to cease referring patients to our dialysis centers, our revenues, earnings and cash flows would be substantially reduced.

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

We are experiencing increased labor costs and difficulties in hiring nurses due to a nationwide shortage of skilled clinical personnel. We compete for nurses with hospitals and other health care providers. This nursing shortage may limit our ability to expand our operations. In addition, changes in certification requirements or increases in the required staffing levels for skilled clinical personnel can impact our ability to maintain sufficient staff levels to the extent our teammates are not able to meet new requirements or we experience a higher than normal turnover rate due to increased competition for qualified clinical personnel. If we are unable to hire skilled clinical personnel when needed, or if we experience a higher than normal turnover rate for our skilled clinical personnel, our operations and treatment growth will be negatively impacted, which would result in reduced revenues, earnings and cash flows.

Our business is labor intensive and could be adversely affected if we are unable to maintain satisfactory relations with our employees or if union organizing activities result in significant increases in our operating costs or decreases in productivity.

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

We are continuously performing upgrades to our billing systems and expect to continue to do so in the near term. In addition, we continuously work to improve our billing and collections performance through process upgrades, organizational changes and other improvements. We may experience difficulties in our ability to successfully bill and collect for services rendered as a result of these changes, including a slow-down of collections, a reduction in the amounts we expect to collect, increased risk of retractions from and refunds to commercial and government payors, an increase in our provision for uncollectible accounts receivable and noncompliance with reimbursement regulations. The failure to successfully implement upgrades to the billing and collection systems and other improvements could have a material adverse effect on our revenues, cash flows and operating results.

Our ability to effectively provide the services we offer could be negatively impacted if certain of our suppliers are unable to meet our needs or if we are unable to effectively access new technology, which could substantially reduce our revenues, earnings and cash flows.

We have significant suppliers that are either the sole or primary source of products critical to the services we provide, including Amgen, Baxter Healthcare Corporation, NxStage Medical, Inc. and others or to which we have committed obligations to make purchases including Gambro and FMC. If any of these suppliers are unable to meet our needs for the products they supply, including in the event of a product recall or shortage, and we are not able to find adequate alternative sources, or if some of the drugs that we purchase are not reimbursed or not adequately reimbursed by commercial payors or through the bundled payment rate by Medicare, our revenues, earnings and cash flows could be substantially reduced. In addition, the technology related to the products critical to the services we provide is subject to new developments and may result in superior products. If we are not able to access superior products on a cost-effective basis or if suppliers are not able to fulfill our requirements for such products, we could face patient attrition which could substantially reduce our revenues, earnings and cash flows.

Risk factors related to HCP:

HCP is subject to many of the same risks to which our dialysis business is subject.

As a participant in the healthcare industry, HCP is subject to many of the same risks to which our dialysis business is subject to as described in the risk factors set forth above in this Part I, Item 1A, any of which could materially and adversely affect HCP’s revenues, earnings or cash flows. Among these risks are the following:

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

•

HCP may be unable to continue to explore potential acquisition candidates, make acquisitions or successfully integrate such acquisitions into its business, and such acquisitions may include liabilities of which HCP was not aware; and

•

As a result of the broad scope of HCP’s medical practice, HCP is exposed to medical malpractice claims, as well as claims for damages and other expenses, that may not be covered by insurance or for which adequate limits of insurance coverage may not be available.

Under most of HCP’s agreements with health plans, HCP assumes some or all of the risk that the cost of providing services will exceed its compensation.

Substantially all of HCP’s revenue is derived from fixed PMPM fees paid by health plans under capitation agreements with HCP or its associated physician groups. While there are variations specific to each arrangement, HCPAMG generally contracts with health plans to receive a PMPM fee for professional services and assumes the financial responsibility for professional services only. In some cases, the health plans separately enter into capitation contracts with third parties (typically hospitals) who receive directly a PMPM fee and assume contractual financial responsibility for hospital services. In other cases, the health plan does not pay any portion of the PMPM fee to the hospital, but rather administers claims for hospital expenses itself. In both scenarios, HCP enters into managed care-related administrative services agreements or similar arrangements with those third parties (hospitals) under which HCP agrees to be responsible for utilization review, quality assurance, and other managed care-related administrative functions and claim payments. As compensation for such administrative services, HCP is entitled to receive a percentage of the amount by which the institutional capitation revenue received from health plans exceeds institutional expenses; any such risk-share amount to which HCP is entitled is recorded as medical revenues and HCP is also responsible for any short-fall in the event that institutional expenses exceed institutional revenues. To the extent that members require more care than is anticipated, aggregate fixed PMPM amounts, or capitation payments, may be insufficient to cover the costs associated with treatment. If medical expenses exceed estimates, except in very limited circumstances, HCP will not be able to increase the PMPM fee received under these risk agreements during their then-current terms and could, directly or indirectly through its contracts with its associated physician groups, suffer losses with respect to such agreements.

Changes in HCP’s or its associated physician groups’ anticipated ratio of medical expense to revenue can significantly impact HCP’s financial results. Accordingly, the failure to adequately predict and control medical expenses and to make reasonable estimates and maintain adequate accruals for incurred but not reported claims, may have a material adverse effect on HCP’s financial condition, results of operations or cash flows.

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

Although HCP seeks to contractually reduce or eliminate its liability for risk-sharing deficits, risk-sharing deficits could significantly impact HCP’s profitability.

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

It is possible that a state regulatory agency or a court could determine that HCP’s agreements with physician equity holders of certain managed California and Nevada associated physician groups as described above, either independently or coupled with the management services agreements with such associated physician groups are in violation of the corporate practice of medicine doctrine. As a result, these arrangements could be deemed invalid, potentially resulting in a loss of revenues and an adverse effect on results of operations derived from such associated physician groups. Such a determination could force a restructuring of HCP’s management arrangements with associated physician groups in California and/or Nevada, which might include revisions of the management services agreements, including a modification of the management fee and/or establishing an alternative structure, which would permit HCP to contract with a physician network without violating the corporate practice of medicine prohibition. There can be no assurance that such a restructuring would be feasible, or that it could be accomplished within a reasonable time frame without a material adverse effect on HCP’s operations and financial results. In December 2013, HCP obtained a restricted Knox-Keene license in California pursuant to the California Knox-Keene Health Care Service Plan Act of 1975 (the Knox-Keene Act), which permits HCP to contract with a physician network in California without violating the corporate practice of medicine prohibition. However, HCP’s Nevada associated physician groups and HCP, as well as those physician equity holders of associated physician groups who are subject to succession agreements with HCP, could be subject to criminal or civil penalties or an injunction for practicing medicine without a license or aiding and abetting the unlicensed practice of medicine.

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

A significant portion of HCP’s revenue is directly or indirectly derived from the monthly premium payments paid by CMS to health plans for medical services provided to Medicare Advantage enrollees. As a result, HCP’s results of operations are, in part, dependent on government funding levels for Medicare Advantage programs. Any changes that limit or reduce Medicare Advantage reimbursement levels, including those recently approved and effective in 2014, such as reductions in or limitations of reimbursement amounts or rates under programs, reductions in funding of programs, expansion of benefits without adequate funding, elimination of coverage for certain benefits, or elimination of coverage for certain individuals or treatments under programs, could have a material adverse effect on HCP’s revenues, earnings and cash flows. We expect the Medicare provider reimbursement cuts that we currently face will reduce HCP’s Medicare Advantage reimbursement levels by approximately 6% to 9% in 2014.

The Health Reform Acts contain a number of provisions that negatively impact Medicare Advantage plans, which may each have an adverse effect on HCP’s revenues, earnings, and cash flows. These provisions include the following:

•

Medicare Advantage benchmarks for 2011 were frozen at 2010 levels. Beginning in 2012, Medicare Advantage benchmark rates are being phased down from prior levels to levels that are between 95% and 115% of the Medicare FFS costs, depending on a plan’s geographic area. Failure to meet these revised benchmarks may have a significant negative impact on HCP’s revenues, earnings and cash flows.

•	Rebates received by Medicare Advantage plans that underbid based on payment benchmarks will be reduced, with larger reductions for plans failing to receive certain quality ratings.

•

The Secretary of the HHS has been granted the explicit authority to deny Medicare Advantage plan bids that propose significant increases in cost sharing or decreases in benefits. If the bids submitted by HCP plans are denied, this would have a significant negative impact on HCP’s revenues, earnings and cash flows.

•

Beginning in 2014, Medicare Advantage plans with medical loss ratios below 85% are required to pay a rebate to the Secretary of HHS. The rebate amount will be the total revenue under the contract year multiplied by the difference between 85% and the plan’s actual medical loss ratio. The Secretary of HHS will halt enrollment in any plan failing to meet this ratio for three consecutive years, and terminate any plan failing to meet the ratio for five consecutive years. If an HCP-contracting Medicare Advantage plan experiences a limitation on enrollment or is otherwise terminated from the Medicare Advantage program, HCP may suffer materially adverse consequences to its business or financial condition.

•

Since January 1, 2011, cost-sharing for certain services (such as chemotherapy and skilled nursing care) has been limited to the cost-sharing permitted under the original FFS Medicare program, which could reduce HCP’s revenues, earnings and cash flows by reducing the amount that enrollees are permitted to pay for such services.

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

•

Beginning in 2014, CMS is required to increase coding intensity adjustments for Medicare Advantage plans, which is expected to reduce CMS payments to Medicare Advantage plans, which in turn will likely reduce the amounts payable to HCP and its associated physicians, physician groups, and IPAs under its capitation agreements. President Obama’s proposed budget for Fiscal Year 2014 further increases the coding intensity adjustments, which may further reduce HCP’s revenues, earnings and cash flows.

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

On April 1, 2013, CMS published its final 2014 “Call Letter” —CMS’s annual notice to health plans regarding the Medicare Advantage payment methodology and estimated rates for 2014. In a reversal of its previous estimates, which called for a 2.2% reduction in the 2014 Medicare Advantage rates, CMS included in its final 2014 Call Letter an estimated 3.3% increase in the 2014 Medicare Advantage rates. This reversal was the result of CMS’s new assumption that Congressional action would prospectively fix the Medicare physician fee schedule’s SGR formula. By assuming an imminent solution to the SGR formula’s automatic rate reductions, CMS was able to base its 2014 Medicare Advantage estimates on an assumed 0% change in the Medicare physician fee schedule rates for 2014. As noted above, this change in CMS’s assumption has a dramatic positive impact on the estimated Medicare Advantage rates for 2014. Although a congressionally mandated change to the SGR formula, as described above, would potentially have a significant positive impact on HCP’s Medicare Advantage revenues and net income, the likelihood of increasing medical costs and the uncertainty of Congressional action mitigate against the positive impact of CMS’s recent Medicare Advantage estimates.

In addition to the uncertainty surrounding whether Congress will be able to resolve the SGR formula’s automatic rate reductions, there is uncertainty regarding both Medicare Advantage payment rates and beneficiary enrollment, which, if reduced as a result of the implementation of the Health Reform Acts, would reduce HCP’s overall revenues and net income. For example, although the Congressional Budget Office (CBO) predicted in 2012 that Medicare Advantage participation would drop precipitously by 2020, in 2013 the CBO reversed its prediction and instead predicted that enrollment in Medicare Advantage could increase by up to 50% in the next decade. Uncertainty over Medicare Advantage enrollment and payment rates present a continuing risk to HCP’s business.

Finally, although the Health Reform Acts provide for reductions in payments to Medicare Advantage plans, the Health Reform Acts also provide for bonus payments to Medicare Advantage plans with four or five star quality ratings. In November 2011, CMS announced a three-year demonstration project with an alternative bonus structure that awards bonuses to plans with three or more stars. However, the Government Accountability Office (GAO) and MedPAC have criticized the demonstration project. Therefore, Congress may act to curb the CMS-initiated bonus structure. If Congress does take such action and successfully curbs the bonus structure, HCP’s Medicare Advantage and other revenues and net income would likely decrease.

HCP’s operations are dependent on competing health plans and, at times, a health plan’s and HCP’s economic interests may diverge.

For the year ended December 31, 2013, 67% of HCP’s consolidated capitated medical revenues were earned through contracts with three health plans.

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

Notwithstanding each health plan’s and HCP’s current shared interest in providing service to HCP’s members who are enrolled in the subject health plans, the health plans may have different and, at times, opposing economic interests from those of HCP. The health plans provide a wide range of health insurance services across a wide range of geographic regions, utilizing a vast network of providers. As a result, they and HCP may have different views regarding the proper pricing of services and/or the proper pricing of the various service providers in their provider networks, the cost of which HCP bears to the extent that the services of such service providers are utilized. These health plans may also have different views than HCP regarding the efforts and expenditures that they, HCP, and/or other service providers should make to achieve and/or maintain various quality ratings. In addition, several health plans have purchased or announced their intent to purchase provider organizations. If health plans with which HCP contracts make significant purchases, they may not continue to contract with HCP or contract on less favorable terms or seek to prevent HCP from acquiring or entering into arrangements with certain providers. Similarly, as a result of changes in laws, regulations, consumer preferences, or other factors, the health plans may find it in their best interest to provide health insurance services pursuant to another payment or reimbursement structure. In the event HCP’s interests diverge from the interests of the health plans, HCP may have limited recourse or alternative options in light of its dependence on these health plans. There can be no assurances that HCP will continue to find it mutually beneficial to work with the health plans. As a result of various restrictive provisions that appear in some of the managed care agreements with health plans, HCP may at times have limitations on its ability to cancel an agreement with a particular health plan and immediately thereafter contract with a competing health plan with respect to the same service area.

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

HCP operates primarily in Arizona, California, Florida, Nevada and New Mexico, and may not be able to successfully establish a presence in new geographic regions.

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

To expand the operations of its network outside of the Existing Geographic Regions, HCP must devote resources to identifying and exploring such perceived opportunities. Thereafter, HCP must, among other things, recruit and retain qualified personnel, develop new offices, establish potentially new relationships with one or more health plans, and establish new relationships with physicians and other healthcare providers. The ability to establish such new relationships may be significantly inhibited by competition for such relationships and personnel in the health care marketplace in the targeted new geographic regions. Additionally, HCP may face the risk that a substantial portion of the patients served in a new geographic area may be enrolled in a Medicare FFS program and will not desire to transition to a Medicare Advantage program, such as those offered through the health plans that HCP serves, or they may enroll with other health plans with whom HCP does not contract to provide services, which could reduce substantially HCP’s perceived opportunity in such geographic area. In addition, if HCP were to seek expansion outside of the Existing Geographic Regions, HCP would be required to comply with laws and regulations of states that may differ from the ones in which it currently operates, and could face competitors with greater knowledge of such local markets. HCP anticipates that any geographic expansion may require it to make a substantial investment of management time, capital, and/or other resources. There can be no assurance that HCP will be able to establish profitable operations or relationships in any new geographic markets.

Reductions in the quality ratings of the health plans HCP serves could have an adverse effect on its results of operations, financial condition, and/or cash flow.

As a result of the Health Reform Acts, HCP anticipates that the level of reimbursement each health plan receives from CMS will be dependent, in part, upon the quality rating of the Medicare plan that such health plan serves. Such ratings are expected to impact the percentage of any cost savings rebate and any bonuses earned by such health plan. Since a significant portion of HCP’s revenue is expected to be calculated as a percentage of CMS reimbursements received by these health plans with respect to HCP members, reductions in the quality ratings of a health plan that HCP serves could have an adverse effect on its results of operations, financial condition, and/or cash flows. In addition, CMS has announced its intention to terminate any plan that has a rating of less than three stars for three consecutive years. Medicare Advantage plans with five stars are permitted to conduct enrollment throughout the year and enrollees in plans with 4.5 or fewer stars are permitted to change plans during the year. Currently, HCP does not contract with any five star plans. Given each health plan’s control of its plans and the many other providers that serve such plans, HCP believes that it will have limited ability to influence the overall quality rating of any such plan. Accordingly, since low quality ratings can potentially lead to the termination of a plan that HCP serves, HCP may not be able to prevent the potential termination of a contracting plan or a shift of patients to other plans based upon quality issues which could, in turn, have an adverse effect on HCP’s results of operations, financial condition, and/or cash flows.

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

CMS has indicated that, starting with payment year 2011, payment adjustments will not be limited to RAF scores for the specific Medicare Advantage enrollees for which errors are found but may also be extrapolated to the entire Medicare Advantage plan subject to a particular CMS contract. CMS has described its audit process as plan-year specific and stated that it will not extrapolate audit results for plan years prior to 2011.

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

A failure to accurately estimate incurred but not reported medical expense could adversely affect HCP’s profitability.

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

HCP faces certain competitive threats based on certain features of the Medicare programs, including the following:

•

As a result of the direct and indirect impacts of the Health Reform Acts, many Medicare beneficiaries may decide that an original FFS Medicare program is more attractive than a Medicare Advantage plan. As a result, enrollment in the health plans HCP serves may decrease.

•

Managed care companies offer alternative products such as regional preferred provider organizations (PPOs) and private FFS plans. Medicare PPOs and private FFS plans allow their patients more flexibility in selecting physicians than Medicare Advantage health plans, which typically require patients to coordinate care with a primary care physician. The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 has encouraged the creation of regional PPOs through various incentives, including certain risk corridors, or cost reimbursement provisions, a stabilization fund for incentive payments, and special payments to hospitals not otherwise contracted with a Medicare Advantage plan that treat regional plan enrollees. The formation of regional Medicare PPOs and private FFS plans may affect HCP’s relative attractiveness to existing and potential Medicare patients in their service areas.

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

•

CMS allows Medicare beneficiaries who are enrolled in a Medicare Advantage plan with a quality rating of 4.5 stars or less to enroll in a 5-star rated Medicare Advantage plan at any time during the benefit year. None of the plans HCP serves are 5-star rated. Therefore, HCP may face a competitive disadvantage in recruiting and retaining Medicare beneficiaries.

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

The Health Reform Acts establish MSSP for ACOs, which took effect in January 2012. Under the MSSP, eligible organizations are accountable for the quality, cost and overall care of Medicare beneficiaries assigned to an ACO and may be eligible to share in any savings below a specified benchmark amount. The Secretary of HHS is also authorized, but not required, to use capitation payment models with ACOs. HCP is evaluating ACOs in which it might participate through one or more of its subsidiaries and expects to participate in one or more ACOs in the future. The continued development and expansion of ACOs will have an uncertain impact on HCP’s revenue and profitability.

The ACO programs are new and therefore operational and regulatory guidance is limited. It is possible that the operations of HCP’s subsidiary ACOs may not fully comply with current or future regulations and guidelines applicable to ACOs, may not achieve quality targets or cost savings, or may not attract or retain sufficient physicians or patients to allow HCP to meet its objectives. Additionally, poor performance could put the HCP ACOs at financial risk with a potential obligation to CMS. Traditionally, other than FFS billing by the medical clinics and healthcare facilities operated by HCP, HCP has not directly contracted with CMS and has not operated any health plans or provider sponsored networks. Therefore, HCP may not have the necessary experience, systems, or compliance to successfully achieve a positive return on its investment in the ACOs or to avoid financial or regulatory liability. To date, demonstration projects using healthcare delivery models substantially similar to an ACO have not resulted in savings. HCP believes that its historical experience with fully delegated managed care will be applicable to operation of its subsidiary ACOs, but there can be no such assurance.

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

HCP maintains primary professional liability insurance and other insurance coverage through California Medical Group Insurance Company, Risk Retention Group, an Arizona corporation in which HCP is a majority owner, and through excess coverage contracted through third-party insurers. HCP believes such insurance is adequate based on its review of what it believes to be all applicable factors, including industry standards. Nonetheless, potential liabilities may not be covered by insurance, insurers may dispute coverage or may be unable to meet their obligations, the amount of insurance coverage and/or related reserves may be inadequate, or the amount of any HCP self-insured retention may be substantial. There can be no assurances that HCP will be able to obtain insurance coverage in the future, or that insurance will continue to be available on a cost-effective basis, if at all. Moreover, even if claims brought against HCP are unsuccessful or without merit, HCP would have to defend itself against such claims. The defense of any such actions may be time-consuming and costly and may distract HCP management’s attention. As a result, HCP may incur significant expenses and may be unable to effectively operate its business.

Changes in the rates or methods of third-party reimbursements may adversely affect HCP operations.

Any negative changes in governmental capitation or FFS rates or methods of reimbursement for the services HCP provides could have a significant adverse impact on HCP’s revenue and financial results. Since governmental healthcare programs generally reimburse on a fee schedule basis rather than on a charge-related basis, HCP generally cannot increase its revenues from these programs by increasing the amount it charges for its services. Moreover, if HCP’s costs increase, HCP may not be able to recover its increased costs from these programs. Government and private payors have taken and may continue to take steps to control the cost, eligibility for, use, and delivery of healthcare services due to budgetary constraints, and cost containment pressures as well as other financial issues. HCP believes that these trends in cost containment will continue. These cost containment measures, and other market changes in non-governmental insurance plans have generally restricted HCP’s ability to recover, or shift to non-governmental payors, any increased costs that HCP experiences. HCP’s business and financial operations may be materially affected by these cost containment measures, and other market changes.

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

A substantial portion of our revenues is dependent on federal healthcare program reimbursement, and any disruptions in federal government operations could have a material adverse effect on our revenues, earnings and cash flows. Although the government passed a budget for fiscal year 2014, there is no guarantee that the U.S. government will be able to pass the federal budget for subsequent fiscal years. In addition, if the U.S. government defaults on its debt, there could be broad macroeconomic effects that could raise our cost of borrowing funds, and delay or prevent our future growth and expansion. Any future federal government shutdown, U.S. government default on its debt and/or failure of the U.S. government to enact annual appropriations for fiscal year 2014 could have a material adverse effect on our revenues, earnings and cash flows. Additionally, disruptions in federal government operations may negatively impact regulatory approvals and guidance that are important to our operations, and create uncertainty about the pace of upcoming health care regulatory developments.

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

We may engage in acquisitions, mergers or dispositions, which may affect our results of operations, debt-to-capital ratio, capital expenditures or other aspects of our business, and if businesses we acquire have liabilities we are not aware of, we could suffer severe consequences that would materially and adversely affect our business.

Our business strategy includes growth through acquisitions of dialysis centers and other businesses. We may engage in acquisitions, mergers or dispositions, which may affect our results of operations, debt-to-capital ratio, capital expenditures, or other aspects of our business. There can be no assurance that we will be able to identify suitable acquisition targets or merger partners or that, if identified, we will be able to acquire these targets on acceptable terms or agree to terms with merger partners. There can also be no assurance that we will be successful in completing any acquisitions, mergers or dispositions that we announce, or integrating any acquired business into our overall operations. There is no guarantee that we will be able to operate acquired businesses successfully as stand-alone businesses, or that any such acquired business will operate profitably or will not otherwise adversely impact our results of operations. Further, we cannot be certain that key talented individuals at the business being acquired will continue to work for us after the acquisition or that they will be able to continue to successfully manage or have adequate resources to successfully operate any acquired business.

Businesses we acquire may have unknown or contingent liabilities or liabilities that are in excess of the amounts that we originally estimated, and may have other issues, including those related to internal controls over financial reporting or issues that could affect our ability to comply with healthcare laws and regulations and other laws applicable to our expanded business. As a result, we cannot make any assurances that the acquisitions we consummate will be successful. Although we generally seek indemnification from the sellers of businesses we acquire for matters that are not properly disclosed to us, we are not always successful. In addition, even in cases where we are able to obtain indemnification, we may discover liabilities greater than the contractual limits, the amounts held in escrow for our benefit (if any), or the financial resources of the indemnifying party. In the event that we are responsible for liabilities substantially in excess of any amounts recovered through rights to indemnification or alternative remedies that might be available to us, or any applicable insurance, we could suffer severe consequences that would substantially reduce our earnings and cash flows or otherwise materially and adversely affect our business.

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

If we fail to successfully maintain an effective internal control over financial reporting or if the internal control of HCP over financial reporting were found to be ineffective, the integrity of our, and/or HCP’s, financial reporting could be compromised which could result in a material adverse effect on our reported financial results.

The integration of HCP into our internal control over financial reporting has required and will continue to require significant time and resources from our management and other personnel and will increase our compliance costs. Failure to maintain an effective internal control environment could have a material adverse effect on our ability to accurately report our financial results and the market’s perception of our business and our stock price.

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

•	limit our flexibility in planning for, or reacting to, changes in our business and the markets in which we operate;

•	expose us to interest rate volatility that could adversely affect our earnings and cash flow and our ability to service our indebtedness;

•	place us at a competitive disadvantage compared to our competitors that have less debt; and

•	limit our ability to borrow additional funds.

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

In addition, if our costs of insurance and claims increase, then our earnings could decline. Market rates for insurance premiums and deductibles have been steadily increasing. Our earnings and cash flows could be materially and adversely affected by any of the following:

•	the collapse or insolvency of our insurance carriers;

•	further increases in premiums and deductibles;

•	increases in the number of liability claims against us or the cost of settling or trying cases related to those claims; or

•	an inability to obtain one or more types of insurance on acceptable terms, if at all.

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

Most of our outstanding employee stock-based compensation awards include a provision accelerating the vesting of the awards in the event of a change of control. We also maintain a change of control protection program for our employees who do not have a significant number of stock awards, which has been in place since 2001, and which provides for cash bonuses to the employees in the event of a change of control. Based on the market price of our common stock and shares outstanding on December 31, 2013, these cash bonuses would total approximately $533 million if a change of control transaction occurred at that price and our Board of Directors did not modify this program. These change of control provisions may affect the price an acquirer would be willing to pay for our Company.

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

For our U.S. dialysis and related lab service business, we own the land and buildings for 26 of our outpatient dialysis centers. We also own the buildings for six other outpatient dialysis centers and the building at one of our Florida labs and we own two separate land parcels and sublease a total of four properties to third-party tenants. In addition, we also own the land and building for our corporate headquarters. Our remaining outpatient dialysis centers are located on premises that we lease.

For HCP, we own the land and buildings for nine of our clinics. We also own the building for one other clinic and we own one separate land parcel. Our remaining clinics are located on premises that we lease.

Our leases for our dialysis and related lab services and for HCP generally cover periods from five to fifteen years and typically contain renewal options of five to ten years at the fair rental value at the time of renewal. Our leases are generally subject to periodic consumer price index increases, or contain fixed escalation clauses. Our outpatient dialysis centers range in size from approximately 500 to 33,000 square feet, with an average size of approximately 7,000 square feet. HCP’s clinics range in size from approximately 800 to 102,000 square feet, with an average size of approximately 10,000 square feet.

The following is a summary of our business, administrative offices, laboratories and pharmacies:

Office	Location	Square Feet	Expiration
U.S. Dialysis and related lab service and other ancillary business:
Corporate Headquarters	Denver, CO	240,000	Owned
Corporate Headquarters	Denver, CO	70,000	2018
Administrative Office	Vernon Hills, IL	33,000	2019
Administrative Office	Washington, DC	4,000	2016
Administrative Office	Tempe, AZ	4,000	2016
Administrative Office	Centennial, CO	23,000	2018
Business Office	El Segundo, CA	81,000	2014 through 2023
Business Office	Tacoma, WA	120,000	2021
Business Office	Malvern, PA	120,000	2022
Business Office	Brentwood, TN	95,000	2021
Business Office	Franklin, TN	10,000	2014
Business Office	Irvine, CA	65,000	2015
Business Office	Federal Way, WA	187,000	2023
DaVita Rx	Orlando, FL	68,000	2014 through 2020
DaVita Rx	Coppell, TX	121,000	2019
DaVita Rx Pharmacy and Office	San Bruno, CA	22,000	2015 through 2017
Laboratory	DeLand, FL	40,000	Owned
Laboratory Warehouse and Office	DeLand, FL	68,000	2015
Laboratory	Ft. Lauderdale, FL	43,000	2014
Laboratory Office	Miami, FL	1,000	2014

HCP’s business:
Business Office	El Segundo, CA	11,000	2016
Business Office	Rochester, NY	4,000	2016
Business Office	Chicago, IL	4,000	2015
Business Office	Boston, MA	4,000	2017
Business Office	Costa Mesa, CA	5,000	2016
Administrative Office	St. Petersburg, FL	36,000	2020
Administrative Office	Ft. Lauderdale, FL	2,000	2017
Administrative Office	Orlando, FL	2,000	2014
Administrative Office	Fort Harrison, FL	2,000	2018
Administrative Office	Coral Springs, FL	4,000	2018
Administrative Office	Costa Mesa, CA	27,000	2018
Administrative Office	Irvine, CA	9,000	2014
Administrative Office	Arcadia, CA	16,000	2019
Administrative Office	Las Vegas, NV	37,000	2015 through 2016
Administrative Office	Torrance, CA	204,000	2015 through 2021
Administrative Office	Los Angeles, CA	46,000	2014 through 2015
Administrative Office	Albuquerque, NM	138,000	2016
Administrative Office	Phoenix, AZ	14,000	2019
Administrative Office	Peoria, AZ	6,000	2016

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

Inquiries by the Federal Government and Certain Related Civil Proceedings

Vainer Private Civil Suit: In December 2008, we received a subpoena for documents from the OIG relating to the pharmaceutical products Zemplar, Hectorol, Venofer, Ferrlecit and EPO, as well as other related matters. The subpoena covered the period from January 2003 to December 2008. We have been in contact with the U.S. Attorney’s Office for the Northern District of Georgia and the U.S. Department of Justice in Washington, DC since November 2008 relating to this matter, and have been advised that this was a civil inquiry. On June 17, 2009, we learned that the allegations underlying this inquiry were made as part of a civil complaint filed by individuals and brought pursuant to the qui tam provisions of the federal False Claims Act. On April 1, 2011, the U.S. District Court for the Northern District of Georgia ordered the case to be unsealed. At that time, the Department of Justice and U.S. Attorney’s Office filed a notice of declination stating that the federal government would not be intervening and not pursuing the relators’ allegation in litigation. On July 25, 2011, the relators, Daniel Barbir and Dr. Alon Vainer, filed their amended complaint in the U.S. District Court for the Northern District of Georgia, purportedly on behalf of the federal government. The allegations in the complaint relate to our drug administration practices for our dialysis operations for Vitamin D and iron agents for a period from 2003 through 2010. The complaint seeks monetary damages and civil penalties as well as costs and expenses. We are vigorously defending this matter and intend to continue to do so. We can make no assurances as to the time or resources that will be needed to devote to this litigation or its final outcome.

2010 U.S. Attorney Physician Relationship Investigation: In May 2010, we received a subpoena from the OIG’s office in Dallas, Texas. The civil subpoena covers the period from January 2005 to May 2010, and seeks production of a wide range of documents relating to our dialysis operations, including documents related to, among other things, financial relationships with physicians and joint ventures, and whether those relationships and joint ventures comply with the federal anti-kickback statute and the False Claims Act. We have been advised by the attorneys conducting this civil investigation that they believe that some or all of our joint ventures do not comply with the anti-kickback statute and the False Claims Act. We disagree that our joint venture structure generally, which we believe is widely used in the dialysis industry and other segments of the healthcare industry substantially in the form that we use it, violates the federal anti-kickback statute or the False Claims Act. As to individual transactions, we made significant effort to ensure that our joint venture structures and process complied with the rules, but we are talking with the government about addressing their concerns. The focus of this investigation overlaps substantially with the 2011 U.S. Attorney Physician Relationship Investigation described below. We have agreed to a framework for a global resolution with the United States Attorney’s Office for the District of Colorado, the Civil Division of the United States Department of Justice and the Office of the Inspector General for both the 2010 and the 2011 U.S. Attorney Physician Relationship Investigations. The final settlement remains subject to negotiation of specific terms. The settlement will include the payment of approximately $389 million, entry into a corporate integrity agreement, the appointment of an independent compliance monitor, and the imposition of certain other business restrictions related to a subset of our joint venture arrangements. Under the terms of the framework for resolution, we have agreed to unwind a limited subset of joint ventures that were created through partial divestiture to nephrologists, and agreed not to enter into this type of partial divestiture joint venture with nephrologists in the future. In 2013, we accrued an estimated loss contingency reserve of $397 million related to this matter. The final settlement remains subject to negotiation of specific terms and will continue to require management’s attention and significant legal expense. We can make no assurances as to the final outcome.

2011 U.S. Attorney Physician Relationship Investigation: In August 2011, we announced we had learned that the U.S. Attorney’s Office for the District of Colorado would be investigating certain activities of our dialysis business in connection with information being provided to a grand jury. This investigation relates to our relationships with physicians, including our joint ventures, and whether those relationships and joint ventures comply with the federal anti-kickback statute, and overlaps substantially with the 2010 U.S. Attorney Physician Relationship Investigation described above. As noted above, we have agreed to a framework for a global resolution with the United States Attorney’s Office for the District of Colorado, the Civil Division of the United

States Department of Justice and the Office of the Inspector General for both the 2010 and the 2011 U.S. Attorney Physician Relationship Investigations. The final settlement remains subject to negotiation of specific terms and will continue to require management’s attention and significant legal expense. We can make no assurances as to the final outcome.

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

Swoben Private Civil Suit: In April 2013, our HCP subsidiary was served with a civil complaint filed by a former employee of SCAN Health Plan (SCAN), a health maintenance organization (HMO). On July 13, 2009, pursuant to the qui tam provisions of the federal False Claims Act and the California False Claims Act, James M. Swoben, as relator, filed a qui tam action in the United States District Court for the Central District of California purportedly on behalf of the United States of America and the State of California against SCAN, and certain other defendants whose identities were under seal. The allegations in the complaint relate to alleged overpayments received from government healthcare programs. In or about August 2012, SCAN entered into a settlement agreement with the United States of America and the State of California. The United States and the State of California partially intervened in the action for the purpose of settlement with and dismissal of the action against SCAN. In or about November 2011, the relator filed his Third Amended Complaint under seal alleging violations of the federal False Claims Act and the California False Claims Act, which named additional defendants, including HCP and certain health insurance companies (the defendant HMOs). The allegations in the complaint against HCP relate to patient diagnosis coding to determine reimbursement in the Medicare Advantage program, referred to as Hierarchical Condition Coding (HCC) and Risk Adjustment Factor (RAF) scores. The complaint sought monetary damages and civil penalties as well as costs and expenses. The United States Department of Justice reviewed these allegations and in January 2013 declined to intervene in the case. On June 26, 2013, HCP and the defendant HMOs filed their respective motions to dismiss the Third Amended Complaint pursuant to Federal Rules of Civil Procedure 12(b)(6) and 9(b), challenging the legal sufficiency of the claims asserted in the complaint. On July 30, 2013, the court granted HCP’s motion and dismissed with prejudice all of the claims in the Third Amended Complaint and judgment was entered in September 2013. The court specifically determined that further amendments to the complaint would be futile because, in part, the allegations were publicly disclosed in reports and other sources relating to audits conducted by the Centers of Medicare & Medicaid Services. In October 2013, the plaintiff appealed to the United States Court of Appeals for the Ninth Circuit and the court’s disposition of the appeal is pending.

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

Haverhill Retirement System Shareholder Derivative Civil Suit: On May 17, 2013, Haverhill Retirement System (Haverhill), a shareholder of the Company, filed a shareholder derivative lawsuit in the U.S. District Court for the District of Colorado against the directors of the Company and against the Company, as nominal defendant. The complaint alleges, among other things, our directors breached fiduciary duties to the Company relating to the inquiries by the federal government described above, the Vainer qui tam private civil suit described above and the Woodard qui tam private civil suit for which we previously announced a settlement in July 2012. On January 7, 2014, the court consolidated the Haverhill action and the Clark action described below and appointed Haverhill lead plaintiff. The consolidated action is captioned In re DaVita HealthCare Partners, Inc. Derivative Litigation and will be referred to as such going forward.

Clark Shareholder Derivative Civil Suit: As we previously disclosed, on August 7, 2012, a shareholder derivative lawsuit was filed in the U.S. District Court for the District of Colorado against certain of our current and former directors and executives and against the Company, as nominal defendant. The complaint alleged, among other things, that such officers and directors breached fiduciary duties to the Company relating to substantially the same matters that are now the subject of the Haverhill shareholder derivative civil suit described above. As we also previously disclosed, on October 19, 2012, the court ordered that the Clark case be administratively closed, subject to being reopened upon a showing of good cause by any party. As described above, the court granted Haverhill’s motion consolidating the actions and appointed Haverhill lead plaintiff. The consolidated action is captioned In re DaVita HealthCare Partners, Inc. Derivative Litigation and will be referred to as such going forward.

Other

We have received several notices of claims from commercial payors and other third parties related to historical billing practices and claims against DVA Renal Healthcare (formerly known as Gambro Healthcare), a subsidiary of the Company, related to historical Gambro Healthcare billing practices and other matters covered by its 2004 settlement agreement with the Department of Justice and certain agencies of the U.S. government. We have received no further indication that any of these claims are active, and some of them may be barred by applicable statutes of limitations. To the extent any of these claims might proceed, we intend to defend against them vigorously; however, we may not be successful and these claims may lead to litigation and any such litigation may be resolved unfavorably. At this time, we cannot predict the ultimate outcome of these matters or the potential range of damages, if any.

A wage and hour claim, which has been styled as a class action, is pending against us in the Superior Court of California. We were served with the complaint in this lawsuit in April 2008, and it has been amended since that time. The complaint, as amended, alleges that we failed to provide meal periods, failed to pay compensation in lieu of providing rest or meal periods, failed to pay overtime, and failed to comply with certain other California Labor Code requirements. In September 2011, the court denied the plaintiffs’ motion for class certification. Plaintiffs appealed that decision. In January 2013, the Court of Appeals affirmed the trial court’s decision on some claims, but remanded the case to the trial court for clarification of its decision on one of the claims. We have reached an agreement with the plaintiffs to settle the claim that was remanded to the trial court, and the court has preliminarily approved that settlement. The amount of the settlement is not material to our consolidated financial statements. We intend to continue to vigorously defend against the remaining claims. Any potential settlement of the remaining claims is not anticipated to be material to our consolidated financial statements.

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

Our common stock is traded on the New York Stock Exchange under the symbol DVA. The following table sets forth, for the periods indicated, the high and low closing prices for our common stock as reported by the New York Stock Exchange. The closing prices represent the high and low on a post-split basis, which took effect in the third quarter of 2013. All prior closing prices have been adjusted to reflect the effects of the stock split.

	High	Low
Year ended December 31, 2013:
1st quarter	$61.68	$54.15
2nd quarter	65.60	58.66
3rd quarter	60.62	53.76
4th quarter	63.39	55.03
Year ended December 31, 2012:
1st quarter	$45.09	$38.57
2nd quarter	49.11	40.12
3rd quarter	51.81	47.40
4th quarter	57.49	51.72

The closing price of our common stock on January 31, 2014 was $64.93 per share. According to Computershare, our registrar and transfer agent, as of January 31, 2014, there were 12,044 holders of record of our common stock. We have not declared or paid cash dividends to holders of our common stock since 1994. We have no current plans to pay cash dividends and we are restricted from paying dividends under the terms of our Senior Secured Credit Facilities and the indentures governing our senior notes. Also, see the heading “Liquidity and capital resources” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our consolidated financial statements.

Stock Repurchases

The following table summarizes our repurchases of our common stock during the fourth quarter of 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
Oct 1—Dec 31, 2013	—	—	—	$358.2

(1)	On November 3, 2010, the Board of Directors authorized $800 million for repurchases of our common stock. This stock repurchase program has no expiration date. We are authorized to make purchases from time to time in the open market or in privately negotiated transactions, depending upon market conditions and other considerations. However, we are subject to share repurchase limitations under the terms of the Senior Secured Credit Facilities and the indentures governing our senior notes.

Item 6.	Selected Financial Data.

The following financial and operating data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements filed as part of this report. The following table presents selected consolidated financial and operating data for the periods indicated. Effective January 1, 2012 we were required to present our provision for uncollectible accounts related to patient service revenues as a deduction from our patient service revenues, which changed the classification of our provision for uncollectible accounts related to patient service revenues. These selected consolidated financial results have been recast for all prior periods presented to reflect the retrospective application of these new presentation and disclosure requirements for patient service revenues.

On November 1, 2012, we completed our acquisition of HCP whereby HCP became a wholly-owned subsidiary of the Company. The total consideration paid for all of the outstanding common units of HCP was approximately $4.71 billion, which consisted of $3.65 billion in cash, net of cash acquired, and 18,760,624 shares of our common stock valued at approximately $1.06 billion. During 2013, we paid an additional $5.3 million in cash for post-closing working capital adjustments. In addition, we paid approximately $137 million to the common unit holders of HCP as a result of HCP achieving certain financial performance targets in 2012. In 2013, we reached an agreement with the representative of the former owners and option holders of HCP to settle certain post-closing adjustments, including the 2013 contingent earn-out obligation for approximately $68.8 million. The operating results of HCP are included in our consolidated results beginning November 1, 2012.

	Year ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except share data)
Income statement data:
Net revenues	$11,764,050	$8,186,280	$6,731,806	$6,219,610	$5,898,801
Operating expenses and charges(1)	10,213,916	6,889,196	5,577,093	5,225,802	4,964,120

Operating income	1,550,134	1,297,084	1,154,713	993,808	934,681
Debt expense	(429,943)	(288,554)	(241,090)	(181,607)	(185,755)
Debt refinancing and redemption charges	—	(10,963)	—	(74,382)	—
Other income, net	4,787	3,737	2,982	3,419	3,706

Income from continuing operations before income taxes	1,124,978	1,001,304	916,605	741,238	752,632
Income tax expense	381,013	359,845	325,292	258,874	276,099

Income from continuing operations	743,965	641,459	591,313	482,364	476,533
Income from operations of discontinued operations, net of tax(2)	(139)	(222)	(13,162)	1,855	3,226
Loss on disposal of discontinued operations, net of tax(2)	13,375	—	(4,756)	—	—

Net income	$757,201	$641,237	$573,395	$484,219	$479,759
Less: Net income attributable to noncontrolling interests	(123,755)	(105,220)	(95,394)	(78,536)	(57,075)

Net income attributable to DaVita HealthCare Partners Inc.	$633,446	$536,017	$478,001	$405,683	$422,684

Basic income from continuing operations per share attributable to DaVita HealthCare Partners Inc.(2)(3)	$2.95	$2.79	$2.62	$1.99	$2.02

Diluted income from continuing operations per share attributable to DaVita HealthCare Partners Inc.(2)(3)	$2.89	$2.74	$2.57	$1.96	$2.01

Weighted average shares outstanding:(3)
Basic	209,939,000	192,036,000	189,316,000	203,009,000	207,208,000

Diluted	214,764,000	195,942,000	193,064,000	206,118,000	208,335,000

Ratio of earnings to fixed charges(4)	2.73:1	3.17:1	3.39:1	3.43:1	3.56:1

Balance sheet data:
Working capital	$1,010,229	$870,625	$1,128,492	$1,698,509	$1,255,580
Total assets	17,098,877	16,014,633	8,903,808	8,114,424	7,558,236
Long-term debt	8,141,231	8,326,534	4,417,624	4,233,850	3,532,217
Total DaVita HealthCare Partners Inc. shareholders’ equity(3)	4,432,479	3,763,137	2,141,075	1,978,422	2,135,066

(1)	Operating expenses and charges in 2013 include a loss contingency reserve of $397,000, a contingent earn-out obligation adjustment of $56,977 that increased operating income and an adjustment to reduce a tax asset associated with the HCP acquisition escrow provisions of $7,721. In addition, 2012 included $85,837 for a legal settlement and related expenses, and $30,753 of transaction expenses associated with the acquisition of HCP.
(2)	Income from operations of discontinued operations, net of tax includes the operations of HomeChoice which was divested on February 1, 2013. The income from operations of discontinued operations in 2011 also includes $24,000 of a non-cash goodwill impairment charge related to this business. In addition, during 2011, we divested a total of 28 outpatient dialysis centers in conjunction with a consent order issued by the Federal Trade Commission on September 30, 2011 in order for us to complete the acquisition of DSI. In addition, we completed the sale of two additional centers that were previously pending state regulatory approval in conjunction with the acquisition of DSI on October 31, 2011. The operating results of the historical DaVita HealthCare Partners Inc. divested centers are reflected as discontinued operations in our consolidated financial statements for all periods presented. In addition, the operating results for the historical DSI divested centers are reflected as discontinued operation in our consolidated financial statements beginning September 1, 2011.
(3)	In the third quarter of 2013, the Board of Directors approved a two-for-one stock split of our common stock in the form of a stock dividend payable on September 6, 2013 to stockholders of record on August 23, 2013. Our common stock began trading on a post-split basis on September 9, 2013. All share and per share data for all periods presented have been adjusted to reflect the effects of the stock split. Share repurchases consisted of 7,589,372 shares of common stock for $323,348 in 2011, 17,837,520 shares of common stock for $618,496 in 2010 and 5,805,238 shares of common stock for $153,495 in 2009. Shares issued in connection with stock awards were 1,928,137 in 2013, 2,375,571 in 2012, 2,520,518 in 2011, 3,542,768 in 2010 and 4,208,608 in 2009.
(4)	The ratio of earnings to fixed charges was computed by dividing earnings by fixed charges. Earnings for this purpose is defined as pretax income from continuing operations adjusted by adding back fixed charges expensed during the period. Fixed charges include debt expense (interest expense and the write-off and amortization of deferred financing costs), the estimated interest component of rental expense on operating leases, and capitalized interest.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking statements

This Annual Report on Form 10-K including this Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking statements within the meaning of the federal securities laws. All statements that do not concern historical facts are forward-looking statements and include, among other things, statements about our expectations, beliefs, intentions and/or strategies for the future. These forward-looking statements include statements regarding our future operations, financial condition and prospects, expectations for treatment growth rates, revenue per treatment, expense growth, levels of the provision for uncollectible accounts receivable, operating income, cash flow, operating cash flow, estimated tax rates, capital expenditures, the development of new dialysis centers and dialysis center acquisitions, government and commercial payment rates, revenue estimating risk and the impact of our level of indebtedness on our financial performance and including earnings per share. These statements involve substantial known and unknown risks and uncertainties that could cause our actual results to differ materially from those described in the forward-looking statements, including but not limited to, risks resulting from the concentration of profits generated by higher-paying commercial payor plans for which there is continued downward pressure on average realized payment rates, and a reduction in the number of patients under such plans, which may result in the loss of revenues or patients, a reduction in government payment rates under the Medicare ESRD program or other government-based programs, the impact of health care reform legislation that was enacted in the U.S. in March 2010, the impact of the Center for Medicare and Medicaid Services (CMS) 2014 Medicare Advantage benchmark structure, the impact of the American Taxpayer Relief Act, the impact of disruptions in federal government operations and funding, changes in pharmaceutical or anemia management practice patterns, payment policies, or pharmaceutical pricing, legal compliance risks, including our continued compliance with complex government regulations and current or potential investigations by various government entities and related government or private-party proceedings, including risks relating to the final resolution of the 2010 and 2011 U.S. Attorney Physician Relationship Investigations such as restrictions on our business and operations required by a corporate integrity agreement and other settlement terms, and the financial impact thereof, continued increased competition from large and medium-sized dialysis providers that compete directly with us, our ability to maintain contracts with physician medical directors, changing affiliation models for physicians, and the emergence of new models of care introduced by the government or private sector that may erode our patient base and reimbursement rates such as accountable care organizations (ACOs), independent practice associations (IPAs) and integrated delivery systems, or to businesses outside of dialysis and HCP’s business, our ability to complete acquisitions, mergers or dispositions that we might be considering or announce, or to integrate and successfully operate any business we may acquire or have acquired, including HCP, or to expand our operations and services to markets outside the U.S., variability of our cash flows, the risk that we might invest material amounts of capital and incur significant costs in connection with the growth and development of our international operations, yet we might not be able to operate them profitably anytime soon, if at all, risks arising from the use of accounting estimates, judgments and interpretations in our financial statements, loss of key HCP employees, potential disruption from the HCP transaction making it more difficult to maintain business and operational relationships with customers, partners, associated physicians and physician groups, hospitals and others, the risk that laws regulating the corporate practice of medicine could restrict the manner in which HCP conducts its business, the fact that HCP faces certain competitive threats that could reduce its profitability, the risk that the cost of providing services under HCP’s agreements may exceed our compensation, the risk that reductions in reimbursement rates, including Medicare Advantage rates, and future regulations may negatively impact HCP’s business, revenue and profitability, the risk that HCP may not be able to successfully establish a presence in new geographic regions or successfully address competitive threats that could reduce its profitability, the risk that a disruption in HCP’s healthcare provider networks could have an adverse effect on its operations and profitability, the risk that reductions in the quality ratings of health maintenance organization plan customers of HCP could have an adverse effect on HCP’s business, or the risk that health plans that acquire health maintenance organizations may not be willing to contract with HCP or may be willing to contract only on less favorable terms, and the other risk factors set forth in Part II, Item 1A. of this Annual Report on Form 10-K. We base our forward-looking statements on information currently available to us, and we undertake no obligation to update or revise any forward-looking statements, whether as a result of changes in underlying factors, new information, future events or otherwise.

The following should be read in conjunction with our consolidated financial statements and “Item 1. Business”.

Company overview

The Company consists primarily of two major lines of business, dialysis and related lab services and HealthCare Partners. The largest line of business is our U.S. dialysis and related lab services business, which is a leading provider of kidney dialysis services in the U.S. for patients suffering from chronic kidney failure, also known as ESRD. Our other major line of business is HCP, which is a patient- and physician-focused integrated health care delivery and management company with nearly three decades of providing coordinated, outcomes-based medical care in a cost-effective manner. The Company also operates various other ancillary services and strategic initiatives, which includes our international dialysis operations.

On November 1, 2012, we completed our acquisition of HCP pursuant to an Agreement and Plan of Merger dated May 20, 2012, whereby HCP became a wholly-owned subsidiary of the Company. HCP is one of the country’s largest operators of medical groups and physician networks generating approximately $3.2 billion in revenues and approximately $385 million in operating income for the year ended December 31, 2013. The operating results of HCP are included in our consolidated financial results from November 1, 2012.

The total consideration paid for all of the outstanding common units of HCP was approximately $4.71 billion, which consisted of $3.65 billion in cash, net of cash acquired, and 18,760,624 shares of our common stock valued at approximately $1.06 billion. During 2013, we paid an additional $5.3 million in cash for post-closing working capital adjustments. In addition, we paid approximately $137 million to the common unit holders of HCP as a result of HCP achieving certain financial performance targets in 2012. In 2013, we reached an agreement with the representative of the former owners and option holders of HCP to settle certain post-closing adjustments, including the 2013 contingent earn-out obligation for approximately $68.8 million.

Our overall financial performance was once again strong for 2013, excluding the estimated loss contingency reserve we accrued in connection with the 2010 and 2011 U.S. Attorney Physician Relationship Investigations, and was characterized by strong treatment volume growth, primarily from acquisitions and non-acquired growth rates, cost control initiatives in our dialysis business, a decline in the utilization of physician-prescribed pharmaceuticals and a full year of operations from our HCP business, which experienced solid growth in its senior capitated members.

Some of our major accomplishments and financial operating performance indicators in 2013 and year over year were as follows:

•	improved clinical outcomes in our U.S. dialysis operations;

•	HCP generated incremental operating income of $318 million in 2013 as a result of a full year of operations being included in our consolidated financial statements;

•

consolidated net revenue growth of approximately 43.7% primarily as a result of a full year of operations of HCP, which contributed 33.2% of the increase, and an increase of 8.0% related to our U.S. dialysis operations;

•	an increase of approximately 7.2% in the overall number of U.S. dialysis related treatments;

•	normalized non-acquired dialysis treatment growth of 5.1%;

•

consolidated operating income growth of approximately 19.5%, which includes the impact of various unusual adjustments as described below. Excluding these items adjusted consolidated operating income would have increased by 34.2%; and

•	strong operating cash flows of $1,773 million.

However, we believe that 2014 will be challenging as we undertake initiatives to mitigate increases in clinical costs that we expect to experience due to inflation and other factors without any corresponding increase in our dialysis Medicare reimbursement rates. HCP also faces significantly lower Medicare Advantage reimbursement rates from risk recalibration. In addition, Congress could still make significant changes to Medicare and Medicaid under the health care reform legislation that was enacted in the U.S. and there is uncertainty around the potential negative impact of healthcare insurance exchanges. The utilization of physician-prescribed pharmaceuticals and pharmaceutical cost could also have a significant impact on our operating results. We also remain committed to our international expansion plans that will continue to require significant investment in 2014. In addition, if the percentage of our dialysis patients with commercial payors continues to deteriorate or if we experience a decrease in our overall commercial rates, our operating results could be adversely affected.

Following is a summary of consolidated operating results for reference in the discussion that follows. The operating results of HCP are included in our operating results effective November 1, 2012.

	Year ended December 31,
	2013		2012		2011
	(dollar amounts rounded to nearest million)
Net revenues:
Patient service revenues	$8,307		$7,352		$6,471
Less: Provision for uncollectible accounts	(293)		(235)		(190)

Net patient service revenues	8,014		7,117		6,281
Capitated revenues	2,987		481		45
Other revenues	763		588		406

Total net consolidated revenues	$11,764	100%	$8,186	100%	$6,732	100%

Operating expenses and charges:
Patient care costs	$8,198	70%	$5,584	68%	$4,634	69%
General and administrative	1,177	10%	889	11%	685	10%
Depreciation and amortization	529	4%	342	4%	264	4%
Provision for uncollectible accounts	5	—	4	—	3	—
Equity investment income	(35)	—	(16)	—	(9)	—
Loss contingency reserve and other legal settlements	397	3%	86	1%	—	—
Contingent earn-out obligation adjustment	(57)	—	—	—	—	—

Total operating expenses and charges	10,214	87%	6,889	84%	5,577	83%

Operating income	$1,550	13%	$1,297	16%	$1,155	17%

The following table summarizes consolidated net revenues:

	Year ended December 31,
	2013	2012	2011
	(dollar amounts rounded to nearest million)
Net revenues:
Dialysis and related lab services patient service revenues	$8,033	$7,317	$6,474
Less: Provision for uncollectible accounts	(281)	(234)	(190)

Dialysis and related lab services net patient service revenues	7,752	7,083	6,284
Other revenues	12	12	11

Total net dialysis and related lab services revenues	7,764	7,095	6,295

HCP capitated revenues	2,920	419	—
HCP net patient service revenues (less provision for uncollectible accounts of $12 and $2, respectively)	220	34	—
Other revenue	56	24	—

Total net HCP revenues	3,196	477	—

Other-ancillary services and strategic initiatives revenues	709	563	401
Other-capitated revenues	67	62	45
Other-ancillary services and strategic initiatives net patient service revenues (less provision for uncollectible accounts)	76	17	8

Total net other-ancillary services and strategic initiatives revenues	852	642	454

Total net segment revenues	11,812	8,214	6,749
Elimination of intersegment revenues	(48)	(28)	(17)

Consolidated net revenues	$11,764	$8,186	$6,732

The following table summarizes consolidated operating income and adjusted consolidated operating income:

	Year ended
	2013	2012	2011
	(dollar amounts rounded to nearest million)
Dialysis and related lab services	$1,212	$1,378	$1,236
HCP services	385	67	—
Other—ancillary services and strategic initiatives loss	(39)	(65)	(34)

Total segment operating income	1,558	1,380	1,202
Reconciling items:
Contingent earn-out obligations	57	—	—
Corporate support costs	(57)	(52)	(47)
Adjustment to reduce a tax asset associated with HCP acquisition escrow provisions	(8)	—	—
Transaction expenses	—	(31)	—

Consolidated operating income	1,550	1,297	1,155
Reconciliation of non-GAAP measure:
Add:
Loss contingency reserve and other legal settlements	397	86	—
Contingent earn-out obligation adjustment	(57)	—	—
Transaction expenses	—	31	—
Adjustment to reduce a tax asset associated with HCP acquisition escrow provisions	8	—	—

Adjusted consolidated operating income(1)	$1,898	$1,414	$1,155

(1)

For the year ended December 31, 2013, we have excluded $397 million of accruals related to an estimated loss contingency reserve. In addition, we have also excluded $57 million related to a decrease in HCP’s

2013 contingent earn-out obligation and an adjustment of $8 million to reduce a tax asset associated with the HCP acquisition escrow provisions. For the year ended December 31, 2012, we have excluded $86 million of expenses related to a legal settlement and we have also excluded $31 million of transaction expenses associated with the acquisition of HCP from operating expenses and operating income. These are non-GAAP measures and are not intended as substitutes for the GAAP equivalent measures. We have presented these adjusted amounts because management believes that these presentations enhance a user’s understanding of our normal consolidated operating income by excluding: (i) accruals totaling $397 million for an estimated loss contingency reserve related to the 2010 and 2011 U.S. Attorney Physician Relationship Investigations (see note 17 to the consolidated financial statements); (ii) an unusual adjustment of $57 million for a decrease in HCP’s 2013 contingent earn-out obligation; (iii) an adjustment to reduce a tax asset associated with the HCP acquisition escrow provisions that was established as a receivable to offset any potential tax liabilities; (iv) $86 million of expenses relating to a legal settlement we reached in 2012 with the U.S. District Court in the Eastern District of Texas to resolve federal program claims regarding erythropoietin (EPO) that were or could have been raised in the complaint relating to historical EPO practices dating back to 1997; and (v) an unusual amount of transaction expenses totaling $31 million associated with the acquisition of HCP in 2012. We therefore consider these adjusted consolidated operating income amounts meaningful and comparable to our normal prior period results.

Consolidated net revenues

Consolidated net revenues for 2013 increased by approximately $3,578 million or approximately 43.7% from 2012. This increase in consolidated net revenues was due to an increase in dialysis and related lab services net revenues of approximately $669 million, principally due to strong volume growth from additional treatments from non-acquired growth and dialysis center acquisitions and from an increase of $8 in the average dialysis revenue per treatment, primarily from an increase in our Medicare reimbursements, net of the impact of sequestration and an increase in some of our average commercial payment rates, partially offset by a decline in the intensities of physician-prescribed pharmaceuticals that are billed separately. Consolidated net revenues also increased by $2,719 million as a result of the inclusion of a full year of operations for HCP, which benefited from an increase in its senior capitated members. In addition, revenue increased by approximately $210 million for our ancillary services and strategic initiatives driven primarily from growth in our pharmacy services and from our international operations.

Consolidated net revenues for 2012 increased by approximately $1,454 million or approximately 21.6% from 2011. This increase in consolidated net revenues was due to an increase in dialysis and related lab services net revenues of approximately $800 million, principally due to strong volume growth from additional treatments from non-acquired growth and dialysis center acquisitions and from an increase of $2 in the average dialysis revenue per treatment, primarily due to an increase in our Medicare reimbursements, partially offset by an increase in the provision for uncollectible accounts of $45 million. Consolidated net revenues also increased by $477 million as a result of the acquisition of HCP on November 1, 2012 and increased by approximately $188 million associated with the ancillary services and strategic initiatives driven primarily from growth in our pharmacy services and from our disease management services.

Consolidated operating income

Consolidated operating income of $1,550 million for 2013 increased by approximately $253 million, or 19.5% from 2012, which includes the estimated loss contingency reserve of $397 million, a contingent earn-out obligation adjustment of $57 million and an adjustment to reduce a tax asset associated with the HCP acquisition escrow provisions of $8 million in 2013 and 2012, also includes the $86 million legal settlement and related expenses and the $31 million of transaction expenses associated with the acquisition of HCP. Excluding these items from their respective periods, adjusted consolidated operating income would have increased by $484 million, or 34.2%, primarily as a result of a full year of operations of HCP which generated $385 million in operating income in 2013 as compared to $67 million in 2012, an increase in the dialysis and related lab services net revenues as a result of strong volume growth in revenue from additional treatments due to non-acquired growth and acquisitions, and from an increase in our average dialysis revenue per treatment of approximately $8, partially offset by an increase in the provision for uncollectible accounts of $47 million. Adjusted consolidated operating income also increased as a result of lower operating losses associated with our ancillary services and strategic initiatives including our international operations and an overall decline in pharmaceutical costs mainly from a decline in the intensities of physician-prescribed pharmaceuticals and lower pharmaceutical unit costs. However, consolidated operating income was negatively impacted by higher labor and benefit costs, an increase in our professional fees for compliance and legal initiatives and for information technology matters, an increase in our dialysis center level impairments, the write-off of certain obsolete software costs, an increase in long-term incentive compensation and a slight decline in productivity.

Consolidated operating income of $1,297 million for 2012 increased by approximately $142 million, or 12.3%, from 2011 as the 2012 results include the $86 million legal settlement and related expenses and the $31 million of transaction expenses associated with the acquisition of HCP. Excluding these items in 2012, adjusted consolidated operating income would have increased by $259 million, or 22.4%, primarily due to an increase in the dialysis and related lab services net revenues as a result of strong volume growth in revenue from additional treatments as a result of non-acquired growth and acquisitions, and from an increase in our average dialysis revenue per treatment of approximately $2, partially offset by an increase in the provision for uncollectible accounts of $45 million. Adjusted consolidated operating income also increased as a result of the acquisition of HCP on November 1, 2012, an overall decline in pharmaceutical costs mainly from a decline in the intensities of physician-prescribed pharmaceuticals, lower transaction and integration costs associated with the acquisition of DSI that occurred in 2011 and from productivity improvements. However, consolidated operating income was negatively impacted by an increase in the unit cost of certain pharmaceuticals, higher labor and benefit costs, an increase in our professional fees for compliance and legal initiatives, and for information technology matters and an increase in expenses and operating losses associated with our international expansion.

U.S. dialysis and related lab services business

Our U.S. dialysis and related lab service businesses is a leading provider of kidney dialysis services through a network of 2,074 outpatient dialysis centers in 45 states and the District of Columbia, serving a total of approximately 163,000 patients. We also provide acute inpatient dialysis services in approximately 1,000 hospitals. We estimate that we have approximately a 35% market share in the U.S. based upon the number of patients that we serve. In 2013, our overall network of U.S. outpatient dialysis centers increased by 120 dialysis centers primarily as a result of the opening new dialysis centers and from acquisitions of dialysis centers. In addition, the overall number of patients that we serve in the U.S. increased by approximately 6.3% as compared to 2012. All references in this document to dialysis and related lab services refer only to our U.S. dialysis and related lab services business.

Our dialysis and related lab services stated mission is to be the provider, partner and employer of choice. We believe our attention to these three stakeholders—our patients, our business partners, and our teammates—represents the major driver of our long-term performance, although we are subject to the impact of external factors such as government policy and physician practice patterns. Accordingly, two principal non-financial metrics we track are quality clinical outcomes and teammate turnover. We have developed our own composite index for measuring improvements in our clinical outcomes, which we refer to as the DaVita Quality Index (DQI). Our clinical outcomes as measured by DQI have improved over each of the past several years which we believe directly decreases patient mortalities. Our patient mortality percentages have decreased from 19.0% in 2001 to 13.9% in 2012. Although it is difficult to reliably measure clinical performance across our industry, we believe our clinical outcomes compare favorably with other dialysis providers in the U.S. and generally exceed the dialysis outcome quality indicators of the National Kidney Foundation. In addition, over the past several years our clinical teammate turnover has remained relatively constant and we believe that a relatively stable teammate turnover in 2013 was a major contributor to our continued clinical performance improvements and can also be a major driver of our ability to maintain or improve clinical hours per treatment. We will continue to focus on these stakeholders and our clinical outcomes as we believe these are fundamental long-term value drivers.

We believe our national scale and size, among other things, allows us to provide industry-leading quality care with superior clinical outcomes that attracts patients and referring physicians, as well as qualified medical directors, provides our dialysis patient base with a large number of out-patient dialysis centers to choose from with convenient locations and access to a full range of other integrated services which provides us the ability to effectively and efficiently manage certain costs while still maintaining strong legal and compliance programs.

Approximately 66% of our 2013 consolidated net revenues were derived directly from our dialysis and related lab services business. Approximately 79% of our 2013 dialysis and related lab services revenues were derived from outpatient hemodialysis services in the 2,045 U.S. centers that we consolidate. Other dialysis services, which are operationally integrated with our dialysis operations, are peritoneal dialysis, home-based hemodialysis, hospital inpatient hemodialysis services and management and administrative services. These services collectively accounted for the balance of our 2013 dialysis and related lab services revenues.

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

The total patient base is a relatively stable factor, which we believe is influenced by a demographically growing need for dialysis services as indicated by the United States Renal Data System that reported an approximate compound growth rate of 4.0% over the last several years for the dialysis patient population, our relationships with referring physicians, together with the quality of our clinical care which can lead to reduced patient mortality rates as indicated above, and our ability to open and acquire new dialysis centers.

Our average dialysis and related lab services revenue per treatment in 2013 was primarily driven by our mix of commercial and government (principally Medicare and Medicaid) patients, commercial and government payment rates, our billing and collecting operations performance, and to a lesser extent the mix and intensity of physician-prescribed pharmaceuticals that are separately billable since payment for these pharmaceuticals are primarily included in Medicare’s single bundled payment rate system and can also be included as part of a single bundled payment rate for all dialysis services provided under some of our commercial contracts that cover certain patients.

On average, dialysis-related payment rates from commercial payors are significantly higher than Medicare, Medicaid and other government program payment rates, and therefore the percentage of commercial patients to total patients represents a major driver of our total average dialysis revenue per treatment. The percentage of commercial patients covered under contracted plans as compared to commercial patients with out-of-network providers continued to increase and can also significantly affect our average dialysis revenue per treatment since commercial payment rates for patients with out-of-network providers are on average higher than in-network payment rates that are covered under contracted plans. In 2013, the growth of our government-based patients continued to outpace the growth of our commercial patients, which has been a trend that we have experienced for the past several years. We believe the growth in our government-based patients is driven primarily by improved mortality and the current economic environment that has resulted in a decrease in the number of individuals that are covered under commercial insurance plans. This trend has negatively impacted our average dialysis revenue per treatment over the last several years as a result of receiving a larger proportion of our revenue from government-based payors, such as Medicare, that reimburse us at lower payment rates.

The following table summarizes our U.S. dialysis and related lab services revenues by source for the year ended December 31, 2013:

Revenue percentages
Medicare and Medicare-assigned plans	58%
Medicaid and Medicaid-assigned plans	5%
Other government-based programs	3%

Total government-based programs	66%
Commercial (including hospital dialysis services)	34%

Total dialysis and related lab services revenues	100%

Government dialysis-related payment rates in the U.S. are principally determined by federal Medicare and state Medicaid policy. For patients with Medicare coverage, all ESRD payments for dialysis treatments are made under a single bundled payment rate which provides a fixed payment rate to encompass all goods and services provided during the dialysis treatment, including certain pharmaceuticals that were historically separately reimbursed to the dialysis providers, such as EPO, vitamin D analogs and iron supplements, irrespective of the level of pharmaceuticals administered to the patient or additional services performed. The initial 2011 bundled rate included reductions of 2% from the prior reimbursement and further reduced overall rates by 5.94%. These reductions were tied to an expanded list of case-mix adjustors which can be earned back based upon the presence of certain patient characteristics and co-morbidities at the time of treatment. There are also other provisions which may impact payment including an outlier pool and a low volume facility adjustment.

The bundled payment system presents operating, clinical and financial risks. For example, with regard to the expanded list of case-mix adjustors, there is a risk that our dialysis centers or billing and other systems may not accurately document and track the appropriate patient-specific characteristics, resulting in a reduction or overpayment in the amounts of the payments that we would otherwise be entitled to receive.

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

On November 9, 2012, CMS issued the final ESRD PPS rule for 2013 (2013 ESRD Rule). The base rate was increased by 2.3%, resulting from a market basket increase of 2.9% less a productivity adjustment of 0.6%. This increase in the ESRD PPS base rate was largely offset by BCA sequestration. The 2013 ESRD Rule implemented the reduction in bad debt payments to dialysis facilities (as well as to all other providers that are eligible for bad debt payments) mandated under the Middle Class Tax Relief and Job Creation Act of 2012 and added new quality reporting measures.

As a result of the BCA and subsequent activity in Congress, a $1.2 trillion sequester (across-the-board spending cuts) in discretionary programs took effect on March 1, 2013. In particular, a 2% reduction to Medicare payments took effect on April 1, 2013. The across-the-board spending cuts pursuant to the sequestration have affected and will continue to adversely affect operating results.

Section 632(a) of the American Taxpayer Relief Act of 2012 (ATRA) mandated that the Secretary of Health and Human Services (HHS) reduce dialysis payments beginning in January 2014 to reflect the Secretary’s estimate of changes in patient utilization data from 2007 to 2012 for ESAs, other drugs and biologicals that would have been paid for separately under the composite rate system, and laboratory services that would have been paid for separately under the composite rate system. According to ATRA, the Secretary of HHS had to use the most recently available data on average sales prices and changes in prices for drugs and biologicals reflected in the ESRD market basket percentage increase factor.

The final 2014 ESRD PPS rule (2014 ESRD Rule) was formally published by CMS on December 2, 2013. According to the 2014 ESRD Rule, drug utilization cuts mandated by ATRA of 12% will be phased in over a three or four year period depending upon future decisions to be made by CMS. The 2014 ESRD Rule provides that there will be no changes to reimbursement levels for 2014 and 2015, largely due to an offset from a market basket increase. While no reimbursement reductions are planned for 2014 and 2015 under the 2014 ESRD Rule, it is anticipated that future reductions will occur in 2016, 2017 or both. If these future reductions are implemented as currently anticipated they could negatively impact our operating results.

We anticipate that we will continue to experience increases in our operating costs in 2014 that will outpace the Medicare reimbursement rates that we receive, which could significantly impact our operating results. We expect to continue experiencing increases in operating costs that are subject to inflation, such as labor and supply costs, regardless of whether there is a compensating inflation-based increase in Medicare payment rates or in payments under the bundled payment rate system.

In addition, under the original ESRD PPS statute and regulations, beginning January 1, 2014, certain oral-only ESRD drugs (currently paid separately to pharmacies under Medicare Part D) would have been included in the ESRD bundled payment to dialysis facilities. Under the ATRA, the inclusion of oral-only medications in the bundled rate will be delayed until January 1, 2016. ATRA also requires CMS to monitor the bone and mineral metabolism of ESRD patients along with the case-mix adjustments made under the ESRD PPS. Inadequate pricing of these drugs could have a significant negative financial impact on our dialysis facilities given the volume and value of these drugs.

Dialysis payment rates from commercial payors can vary and a major portion of our commercial rates are set at contracted amounts with payors and are subject to intense negotiation pressure. Our commercial payment rates also include payments for out-of-network patients that on average are higher than our in-network contract rates. In 2013, we were successful in increasing some of our commercial payment rates which contributed to an increase in our average dialysis revenue per treatment. In 2013, we continued to enter into some commercial contracts covering certain patients that will primarily pay us a single bundled payment rate for all dialysis services provided to these patients. We are continuously in the process of negotiating agreements with our commercial payors, and payors are aggressive in their negotiations. If our negotiations result in overall commercial rate reductions in excess of overall commercial rate increases, this would have a material adverse effect on our operating results. In addition, if there are job losses in the U.S. as a result of a downturn in the economy, or depending upon changes to the healthcare regulatory system, including the impact of health care insurance exchanges, we could experience a decrease in the number of patients covered under commercial plans.

Approximately 5% of our dialysis and related lab services revenues for the year ended December 31, 2013, were from physician-prescribed pharmaceuticals that are separately billable, with EPO accounting for approximately 3% of our dialysis and related lab services revenues. The impact of physician-prescribed pharmaceuticals on our overall revenues that are separately billable in 2013 and 2012 has significantly decreased from prior years primarily as a result of Medicare’s single bundled payment system, as well as some additional commercial contracts that pay us a single bundled payment rate.

Our operating performance with respect to dialysis services billing and collection can also be a significant factor in the average dialysis and related lab services revenue per treatment we recognize and are able to collect. Over the past several years we have invested heavily in upgrades to our systems and internal processes that we believe have helped improve our operating performance and reduced our regulatory compliance risks, and we expect to continue to improve these systems and processes. In 2013, we continued to upgrade our information technology systems and implemented process changes. We are currently upgrading our billing and other systems and modifying our processes in 2014 to improve our ability to capture the necessary patient characteristics, co-morbidities and certain other factors under Medicare’s bundled payment system. We believe this will potentially enable us to capture additional reimbursement amounts from Medicare and enhance our overall billing and collection performance. However, as we continue to make upgrades to our systems and processes, or as payors change their systems and requirements, we could experience a negative impact to our cash collection performance which would affect our average dialysis and related lab services revenue per treatment.

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

Our annual average dialysis and related lab services revenue per treatment was approximately $340, $332 and $330 for 2013, 2012 and 2011, respectively. In 2013, the average dialysis and related lab services revenue per treatment increased by approximately $8 per treatment primarily due to an increase in our Medicare reimbursements, net of the impact of sequestration, and an increase in some of our commercial payment rates, partially offset by a slight decline in the commercial payor mix, and a decline in the intensities of physician-prescribed pharmaceuticals that are billed separately. In 2012, the average dialysis and related lab services revenue per treatment increased by approximately $2 per treatment primarily due to an increase in our Medicare reimbursements and an increase in some of our commercial payment rates, partially offset by a decline in the commercial payor mix, and a decline in the intensities of physician-prescribed pharmaceuticals.

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

The principal drivers of our dialysis and related lab services patient care costs are clinical hours per treatment, labor rates, vendor pricing of pharmaceuticals, utilization levels of pharmaceuticals, business infrastructure costs, which include the operating costs of our dialysis centers, and certain professional fees. However, other cost categories can also represent significant cost variability, such as employee benefit costs, insurance costs and medical supply costs. Our average clinical hours per treatment in 2013 increased slightly compared to 2012, which was primarily the result of continued investment in training of new teammates in our internal procedures and practices. We are always striving for improved productivity levels, however, changes in federal and state policies or regulatory billing requirements can lead to increased labor costs in order to implement these new requirements, which can adversely impact our ability to achieve optimal productivity levels. In addition, there has been improvement in the U.S. economy which has stimulated additional competition for skilled clinical personnel resulting in slightly higher teammate turnover in 2013, which we believe also adversely affected productivity levels. In 2013 and 2012, we experienced an increase in our clinical labor rates of approximately 2.0% in both years, as clinical labor rates have increased consistent with general industry trends, mainly due to the high demand for skilled clinical personnel, along with general inflation increases. We also continued to experience increases in our infrastructure and operating costs of our dialysis centers, primarily due to the number of new dialysis centers opened, and general increases in rent, utilities and repairs and maintenance. However, in 2013, we continued to implement certain cost control initiatives to manage our overall operating costs, including labor rates. In addition, we experienced a decrease in the overall costs of physician prescribed pharmaceuticals primarily as a result of a decline in utilization.

Our dialysis and related lab services general and administrative expenses represented 8.9% of our dialysis and related lab services net revenues in 2013 and 2012. However, this continues to represent a fairly significant increase in the dollar amount of our general and administrative expenses that we have experienced over the last several years, primarily related to strengthening our dialysis business, improving our regulatory compliance and other operational processes, responding to certain legal and compliance matters, and professional fees associated with enhancing our information technology systems. We expect that these levels of expenditures on our dialysis and related lab services general and administrative expenses in 2014 will continue and could possibly increase as we seek out new business opportunities within the dialysis industry and continue to invest in improving our information technology infrastructure and the level of support required for our regulatory compliance and legal matters.

Results of Operations

The following table reflects the results of operations for the U.S. dialysis and related lab services business:

	Year ended December 31,
	2013		2012		2011
	(dollar amounts rounded to nearest million)
Dialysis and related lab services patient service revenues	$8,033		$7,317		$6,474
Less: Provision for uncollectible accounts	(281)		(234)		(190)

Dialysis and related lab services net patient service revenues	7,752		7,083		6,284
Other revenues	12		12		11

Total net dialysis and related lab services revenues	$7,764	100%	$7,095	100%	$6,295	100%

Operating expenses and charges:
Patient care costs	5,117	66%	4,703	66%	4,263	68%
General and administrative	694	9%	629	9%	545	9%
Depreciation and amortization	356	4%	310	4%	260	4%
Loss contingency reserve and other legal settlements	397	5%	86	1%	—	—
Equity investment income	(12)	—	(11)	—	(9)	—

Total operating expenses and charges	6,552	84%	5,717	81%	5,059	80%

Operating income	$1,212	16%	$1,378	19%	$1,236	20%

Dialysis treatments	23,637,584		22,053,597		19,599,472
Average dialysis treatments per treatment day	75,495		70,346		62,618
Average dialysis and related lab services revenue per treatment	$340		$332		$330

Net revenues

Dialysis and related lab services net revenues for 2013 increased by approximately $669 million or approximately 9.4% from 2012. The increase in net revenues was primarily due to strong volume growth from additional treatments of approximately 7.2% due to an increase in non-acquired treatment growth at existing and new dialysis centers and growth through acquisitions of dialysis centers and an increase in the average dialysis revenue per treatment of approximately $8, or 2.4%, partially offset by an increase in the provision for uncollectible accounts of $47 million. The increase in the average dialysis revenue per treatment in 2013, as compared to 2012, was primarily due to an increase in our Medicare reimbursements net of the impact of sequestration and an increase in some of our average commercial payment rates, partially offset by a slight decline in the commercial payor mix and a decline in the intensities of physician-prescribed pharmaceuticals that are billed separately.

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

The following table summarizes our dialysis and related lab services revenues by modality for the year ended December 31, 2013:

Revenue percentages
Outpatient hemodialysis centers	79%
Peritoneal dialysis and home-based hemodialysis	16%
Hospital inpatient hemodialysis	5%

Total dialysis and related lab services revenues	100%

Approximately 66% of our total dialysis and related lab services revenues for the year ended December 31, 2013 were from government-based programs, principally Medicare, Medicaid, and Medicare-assigned plans, representing approximately 90% of our total patients. Over the last several years, we have been experiencing growth in our government-based patients that has been outpacing the growth in our commercial patients which has negatively impacted our average dialysis and related lab services revenue per treatment. Our overall percentage of patients and revenues associated with commercial payors continued to decline in 2013 as compared to 2012 although at a slightly lower rate than we experienced in 2012. Less than 1% of our dialysis and related lab services revenues are due directly from patients. No single commercial payor associated with our dialysis and related lab services business accounted for more than 10% of total dialysis and related lab services revenues for the year ended December 31, 2013.

In the U.S., on average, our payment rates are significantly higher for services provided to patients covered by contracted commercial insurance plans or for out-of-network patients than for patients covered by Medicare, Medicaid or other government plans such as Medicare-assigned plans. Patients covered by commercial health plans transition to Medicare coverage after a maximum of 33 months. As a patient transitions from commercial insurance plan coverage to Medicare or Medicaid coverage, the payment rates normally decline substantially. Medicare payment rates are insufficient to cover our costs associated with providing dialysis treatments, and therefore we lose money on each Medicare treatment.

Nearly all of our net earnings from our dialysis and related lab services are derived from commercial payors, some of which pay at established contract rates and others which pay negotiated payment rates based on our usual and customary fee schedule for our out-of-network patients, which are typically higher than contracted rates. If we experience a net overall reduction in our contracted and non-contracted commercial rates as a result of negotiations, restrictions or changes to the health care regulatory system, including the impact of health care insurance exchanges, it could have a material adverse effect on our operating results.

Operating expenses and charges

Patient care costs. Dialysis and related lab services patient care costs are those costs directly associated with operating and supporting our dialysis centers and consist principally of labor, pharmaceuticals, medical supplies and operating costs of the dialysis centers. The dialysis and related lab services patient care costs on a per treatment basis were $216 and $213 for 2013 and 2012, respectively. The $3 increase in the per treatment costs in 2013 as compared to 2012 was primarily attributable to higher labor and benefit costs, a slight decline in productivity and an increase in our other direct operating expenses associated with our dialysis centers, partially offset by a decrease in our overall pharmaceutical costs, primarily from a decline in the intensities of physician-prescribed pharmaceuticals and lower pharmaceutical unit costs.

The dialysis and related lab services patient care costs on a per treatment basis were $213 and $218 for 2012 and 2011, respectively. The $5 decrease in the per treatment costs in 2012 as compared to 2011 was primarily attributable to a decline in the intensities of physician-prescribed pharmaceuticals and productivity improvements, partially offset by higher labor costs, and higher pharmaceutical unit costs.

General and administrative expenses. Dialysis and related lab services general and administrative expenses in 2013 increased by approximately $65 million, or 10.3%, as compared to 2012. The increase was primarily due to increases in labor and related payroll taxes, an increase in benefit costs, an increase in our professional expenses for legal and compliance matters and for information technology initiatives, higher occupancy costs, higher long-term incentive compensation, the write-off of certain obsolete software costs and an increase in our dialysis center level impairments, partially offset by lower contract labor costs and lower integration costs that were incurred in 2012 as a result of the acquisition of DSI that occurred in 2011.

General and administrative expenses in 2012 increased by approximately $84 million, or 15.4%, as compared to 2011. The increase was primarily due to increases in labor and benefit costs, an increase in our professional expenses for legal and compliance matters and for information technology initiatives, partially offset by a decline in the transaction and integration costs associated with the acquisition of DSI that occurred in the third quarter of 2011.

Depreciation and amortization. Dialysis and related lab services depreciation and amortization expenses for 2013 increased by approximately $46 million as compared to 2012 and increased by $50 million in 2012 as compared to 2011. The increases were primarily due to growth through new dialysis center developments and acquisitions. The increase in 2012 was also due to additional depreciation associated with the opening of our new corporate headquarters in August 2012.

Provision for uncollectible accounts receivable. The provision for uncollectible accounts receivable for U.S. dialysis and related lab services was 3.5% for 2013, 3.2% for 2012, and 2.9% for 2011. The increase in the provision for uncollectible accounts receivable in 2013 was primarily due to higher non-covered Medicare charges. We currently expect this level of the provision for uncollectible accounts to continue into 2014, although it may increase if we encounter collection issues as a result of a down turn in the U.S. economy.

Loss contingency reserve and other legal settlements. During 2013, we were engaged in good faith discussions with the attorneys from the United States Attorney’s Office for the District of Colorado, the Civil Division of the United States Department of Justice and the Office of the Inspector General in an effort to find a mutually acceptable resolution to the 2010 and 2011 U.S. Attorney Physician Relationship Investigations. Discussions advanced to a point where we believed it was appropriate to accrue $397 million as an estimated loss contingency reserve in 2013, in connection with offers to settle the related civil, administrative and criminal matters. We have recently agreed to a framework for a global resolution with government officials as described above for both the 2010 and 2011 U.S. Attorney Physician Relationship Investigations. The settlement will include payment of approximately $389 million. The final settlement remains subject to negotiation of specific terms.

We reached an agreement to settle all allegations relating to claims arising out of the previously disclosed litigation filed in 2002 in the U.S. District Court in the Eastern District of Texas. In connection with this settlement we incurred costs and expenses of $86 million in 2012 that consisted of $55 million for the settlement plus attorney fees and other related expenses. The settlement resolved federal program claims regarding EPO that were or could have been raised in the complaint relating to historical EPO practices dating back to 1997. See Note 17 to the consolidated financial statements for additional details.

Equity investment income. Equity investment income was approximately $12 million in 2013 as compared to $11 million in 2012 and $9 million in 2011. The increase in equity investment income in 2013 as compared to 2012 was primarily due to the profitability of certain of our dialysis nonconsolidated joint ventures. Equity investment income increased in 2012 as compared to 2011, primarily due to an increase in the profitability of certain of our nonconsolidated joint ventures.

Segment operating income

Dialysis and related lab services operating income for 2013 decreased by approximately $166 million as compared to 2012, including a loss contingency reserve of $397 million in 2013 and including a legal settlement and related expenses of $86 million in 2012, as discussed above. Excluding these items from their respective periods, dialysis and related lab services adjusted operating income would have increased by $145 million. The increase in the adjusted operating income for 2013 as compared to 2012 was primarily due to strong treatment growth as a result of additional dialysis treatments from non-acquired growth and acquisitions of dialysis centers, and an increase in the average dialysis revenue per treatment of approximately $8 as described above, partially offset by an increase in our provision for uncollectible accounts of $47 million. The dialysis and related lab services operating income also increased as a result of a decline in the intensities of physician-prescribed pharmaceuticals and lower pharmaceutical unit costs, and lower integration costs associated with previous acquisitions. However, the dialysis and related lab services operating income was negatively impacted by higher labor and related payroll taxes, an increase in benefit costs, a slight decline in productivity, the write-off of certain obsolete software costs, an increase in our dialysis center level impairments and an increase in our professional fees in conjunction with compliance and legal matters and for information technology initiatives.

Dialysis and related lab services operating income for 2012 increased by approximately $142 million as compared to 2011 including the legal settlement and related expenses of $86 million, as discussed above. Excluding this item from 2012, dialysis and related lab services adjusted operating income would have increased by $228 million. The increase in the adjusted operating income for 2012 as compared to 2011 was primarily due to strong treatment growth as a result of additional dialysis treatments from non-acquired growth and acquisitions of dialysis centers, and an increase in the average dialysis revenue per treatment of approximately $2 as described above, partially offset by an increase in our provision for uncollectible accounts of $44 million. The dialysis and related lab services operating income also increased as a result of a decline in the intensities of physician-prescribed pharmaceuticals, productivity improvements and lower transaction and integration costs associated with the acquisition of DSI that occurred in 2011. However, the dialysis and related lab services operating income was negatively impacted by an increase in the unit cost of EPO , higher labor and benefit costs, payroll taxes, an increase in our professional fees in conjunction with compliance and legal matters and for information technology initiatives.

HCP business

HCP is a patient- and physician-focused, integrated health care delivery and management company with nearly three decades of providing coordinated, outcomes-based medical care in a cost-effective manner. Through capitation contracts with some of the nation’s leading health plans, as of December 31, 2013, HCP had approximately 764,000 current members under its care in southern California, central and south Florida, southern Nevada, central New Mexico and central Arizona. Of these, approximately 265,000 individuals were patients enrolled in Medicare Advantage. The remaining approximately 499,000 individuals were managed care members whose health coverage is provided through their employer or who have individually acquired health coverage directly from a health plan or as a result of their eligibility for Medicaid benefits. In addition to its managed care business, during the year ended December 31, 2013, HCP provided care in all markets to over 472,000 patients whose health coverage is structured on a FFS basis, including patients enrolled through traditional Medicare and Medicaid programs, preferred provider organizations and other third party payors.

The patients of HCP’s associated physicians, physician groups and IPAs benefit from an integrated approach to medical care that places the physician at the center of patient care. As of December 31, 2013, HCP delivered services to its members via a network of over 3,000 associated groups and other network primary care physicians, 204 network hospitals, and several thousand associated group and network specialists. Together with hundreds of case managers, registered nurses and other care coordinators, these medical professionals utilize a comprehensive data analysis engine, sophisticated risk management techniques and clinical protocols to provide high-quality, cost effective care to HCP’s members. The total amount of revenue from HCP for the year ended December 31, 2013, was approximately $3.2 billion, or approximately 27% of our consolidated net revenues.

Key Financial Measures and Indicators

Operating revenues

General. HCP’s consolidated revenues consist primarily of HCP capitated revenues, including revenues attributable to capitated contracts with health plans and, to a lesser extent, revenues from patient services rendered and other operating revenues, each as described in more detail below.

HCP revenues. HCP capitated revenues consist primarily of fees for medical services provided under capitated contracts with various health plans or under FFS arrangements with privately insured individuals. Capitation revenue derived from health plans typically results from either (i) premium payments by CMS to HCP’s health plan customers under Medicare Advantage with respect to seniors, disabled and other eligible persons (which are referred to herein as HCP’s senior membership), (ii) premium payments by state governments to HCP’s health plan customers under Medicaid managed care programs (which are referred to herein as HCP’s Medicaid membership), and (iii) premium payments from public and private employers and individuals to HCP’s health plan customers with respect to their employees (which are referred to herein as HCP’s commercial membership). Capitation payments under health plan contracts are made monthly based on the number of enrollees selecting an HCP associated group physician employed or associated with one of HCP’s medical group entities as their primary health care provider. The amount of monthly capitation HCP receives from health plans on behalf of a member generally does not vary during a given calendar year, regardless of the level of actual medical services utilized by the member. Due to differing state laws affecting health care entities, HCP’s capitation contracts fall into two general categories. As described in more detail below, in central Florida, southern Nevada, New Mexico and Arizona, HCP utilizes a global capitation model in which it assumes the financial responsibility for both professional (physician) and institutional (or hospital) services for covered benefits. In 2013, in southern California, HCP utilized variants of a different model for capitation under which it is directly financially responsible for covered professional services, but indirectly financially responsible for covered institutional expenses. See below for further discussion regarding changes to HCP’s revenue recognition for hospital services in 2014. HCP’s associated medical groups also receive specified incentive payments from health plans based on specified performance and quality criteria. These amounts are accrued when earned, and the amounts can be reasonably estimated.

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

•

Risk-sharing model. In 2013, as compensation under its various managed care-related administrative services agreements with hospitals, HCP is entitled to receive a percentage of the amount by which the institutional capitation revenue received from health plans exceeds institutional expenses, and any such risk-share amount to which HCP is entitled is recorded as medical revenues. In addition, pursuant to such managed care-related administrative services agreements, HCP agrees to be responsible should the third party incur institutional expenses in excess of institutional capitation revenue. As with global capitation, revenue with respect to professional capitation is reported in the month in which enrollees are entitled to receive health care. However, risk-share revenues (that is, the portion of the excess or deficit of institutional capitation revenue to which HCP is entitled less institutional expenses), in contrast, are based on the number of enrollees and estimates of institutional utilization and associated costs incurred by assigned health plan enrollees, and the amounts accrued when earned can be reasonably estimated. Differences between actual contract settlements and estimated receivables and payables are recorded in the year of final settlement. In December 2013, HCP obtained a restricted Knox-Keene license in California, which permits HCP to enter into global capitation agreements with health plans that allow HCP to assume financial responsibility for both professional and institutional services. HCP is in the process of evaluating and identifying which risk-sharing arrangements, if any, will be converted to global capitation arrangements, subject to HCP’s and the applicable health plan’s satisfactory negotiation and approval. HCP anticipates that it will be able to recognize revenue under such global capitation arrangements in 2014. Completion of such evaluation and possible conversion is expected to occur over time.

•

Retroactive revenue-adjustments. The Medicare Advantage revenue received by HCP’s health plan customers is adjusted periodically to give effect to the relative clinical and demographic profile of the members for whom HCP is financially responsible. The model employed by CMS bases a portion of the total reimbursement payments on various clinical and demographic risk factors, including hospital inpatient diagnoses, additional diagnosis data from ambulatory treatment settings, hospital outpatient department and physician visits, gender, age and Medicaid eligibility. Under this methodology, health plans must capture, collect and submit diagnosis code information to CMS. Capitation payments under this methodology are paid at interim rates during the year and retroactive adjustments occur in subsequent periods (generally in the third quarter of the same year, with a final adjustment in the third quarter of the following year) after the data is compiled by CMS. HCP estimates the amount of the current year adjustments in revenues during the first and second quarters of any given year and adjusts its estimates during the third quarter, upon receipt of payments from CMS. Differences between actual contract settlements and estimated revenues are recorded in the year of final settlement. To date, all such adjustments have resulted in increases in revenue.

•	Patient service revenues. Patient service revenues are recorded when the services are provided. Such revenues are based on a negotiated fixed-fee schedule with the applicable health plan.

Other operating revenues. In addition to the revenues discussed above, other operating revenues primarily represents (i) revenues received by The Camden Group, a medical consulting firm and HCP’s wholly owned subsidiary, (ii) management fees HCP receives with respect to its role as the manager of Magan Medical Group (Magan joint venture or Magan) an unconsolidated joint venture with Magan Medical Clinic, Inc., located in southern California, in which HCPAMG owns a 50% interest, and (iii) revenues recognized under “meaningful use” programs established by federal and state governments which provide financial incentives for providers to implement and utilize electronic health record technology to improve patient care.

Patient care costs

General. HCP’s largest patient care costs are the costs of medical services provided pursuant to its capitation contracts, which consist of medical expenses, hospital expenses and clinical support and other operating costs, as further described below. Under both the global capitation and the risk-share capitation models, costs of medical services are recognized in the month in which the related services are provided. In addition, medical expenses and hospital expenses include an estimate of such expenses that have been incurred but not yet reported. For further information on how HCP estimates such claims, see “Critical Accounting Policies, Estimates and Judgments–Medical Claims Liability and Related Payable, Medical Expense and Hospital Expense” below.

Medical expenses. Medical expenses consist of payments for professional and ancillary services to independent primary care physicians, specialists, ancillary providers and hospitals (including, with respect to hospitals, for outpatient services) pursuant to agreements with those entities. The structure of such expenses can consist of, among other things, sub-capitation and FFS payments. In addition, medical expenses include compensation and related expenses incurred with respect to HCP’s associated group primary care physicians and specialists, registered nurses, physician assistants and hospitalists.

Hospital expenses. Hospital expenses consist of payments for institutional services to contracted and non-contracted hospitals for both inpatient and outpatient services, skilled nursing facilities, and to other institutional providers. Hospital expenses are only incurred in connection with the services HCP provides in central Florida and southern Nevada. In those regions, as described above, HCP enters into contracts with health plans pursuant to which it assumes the risk for institutional hospital services. In contrast in California, HCP’s medical groups were not permitted to contract with health plans to directly assume the risk for institutional services. Accordingly, the risk-share revenue that HCP records in California is net of reported claims and estimates of hospital utilization and associated costs incurred by assigned health plan enrollees, and no portion of institutional hospital costs incurred with respect to HCP’s California operations is included in hospital expenses as presented. However, as a result of HCP obtaining a restricted Knox-Keene license in December 2013 as discussed above, HCP may now assume the risk for institutional services in California.

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

Other operating expenses

General and administrative. General and administrative expenses are those costs directly related to corporate administrative functions in supporting HCP and consist primarily of salaries and benefits, professional fees and occupancy costs.

Depreciation and amortization. HCP’s depreciation and amortization expenses represent the depreciation and amortization of the fair value amounts of equipment, leasehold improvements and intangible assets over their respective estimated useful lives that were recognized in connection with the acquisition of HCP.

Equity investment income. As discussed above, HCPAMG is a 50% owner of the Magan joint venture with Magan Medical Clinic, Inc. In addition, HCP also owns a 67% ownership interest in CMGI. We account for these equity investment interests under the equity method of accounting, meaning that its assets and liabilities are not consolidated with ours, but we recognize our pro rata ownership share of the entities’ earnings as equity investment income.

Results of Operations

The following table reflects the results of operations for the HCP business:

	Year ended December 31, 2013		November 1, 2012 Through December 31, 2012
	(dollar amounts rounded to nearest millions)
Net revenues:
HCP capitated revenue	$2,920	91%	$419	88%

Patient service revenue	232		36
Less: Provision for uncollectible accounts	(12)		(2)

Net patient service revenue	220	7%	34	7%

Other revenues	56	2%	24	5%

Total net revenues	$3,196	100%	$477	100%

Operating expenses:
Patient care costs	$2,405	75%	$344	72%
General and administrative expense	270	9%	47	10%
Depreciation and amortization	159	5%	24	5%
Equity investment income	(23)	(1)%	(5)	(1)%

Total expenses	2,811	88%	410	86%

Operating income	$385	12%	$67	14%

Capitated membership information

The table set forth below provides (i) the total number of capitated members to whom HCP provided healthcare services as of December 31, 2013 and 2012, and (ii) the aggregate member months for the year ended December 31, 2013 and for the period November 1, 2012 through December 31, 2012. Member months represent the aggregate number of months of healthcare services HCP has provided to capitated members during a period of time.

	Members at December 31,		Member months for the year ended December 31, 2013	Member months for the period November 1, 2012 through December 31, 2012
	2013	2012
Payor classification:
Commercial	403,400	442,700	4,955,000	885,200
Senior	265,000	201,300	2,911,700	385,300
Medicaid	96,100	80,000	1,106,700	152,100

	764,500	724,000	8,973,400	1,422,600

In addition to the members above, HCP provided healthcare services to members of Magan, an unconsolidated joint venture that is accounted for as an equity investment. The Magan joint venture provided healthcare services for approximately 45,100 and 49,300 members as of December 31, 2013 and 2012, respectively, and for approximately 557,000 and 97,800 member months for the year ended December 31, 2013 and for the period November 1, 2012 through December 31, 2012, respectively.

The increase in members and member months was primarily attributable to an increase in senior members resulting from organic growth and new acquisitions, partially offset by a decline in commercial members resulting from the state of California discontinuing the Healthy Family program.

Revenues

The following table provides a breakdown of HCP’s revenue by source:

	Year ended December 31, 2013		November 1, 2012 Through December 31, 2012
	(dollars in millions)
HCP revenues:
Commercial revenues	$715	22%	$112	24%
Senior revenues	2,137	67%	298	62%
Medicaid revenues	68	2%	9	2%

Total capitated revenues	2,920	91%	419	88%
Patient service revenue, net of provision for uncollectible accounts	220	7%	34	7%
Other revenues	56	2%	24	5%

Total net revenues	$3,196	100%	$477	100%

Net revenues

HCP’s net revenue for 2013 was approximately $3.2 billion and was primarily driven by an increase in the number of senior capitated members during the year, an increase in the average premiums for our senior members and an increase in HCP’s net patient service revenues primarily as a result of acquisitions, partially offset by a decline in Medicare reimbursements due to sequestration, a decline in the number of commercial members to whom HCP provides health care services and lower non-patient care related revenues.

On April 1, 2013, the Center for Medicare and Medicaid Services (CMS) announced its final 2014 Medicare Advantage benchmark rate structure. While these rates were generally improved from the preliminary rates which were announced in February 2013, the rates still represent a significant decline in what HCP will realize as average revenues for its senior capitated members in 2014 relative to 2013 due to recalibration of patient risk coding. We estimate that the final cumulative impact of the 2014 rate structure will represent a reduction of approximately 6% to 9% of HCP’s average revenues it manages on behalf of its senior capitated members. We expect to be able to offset a portion of this rate reduction through contractual pass-throughs to our provider network and other revenue enhancement and cost control initiatives.

Patient care costs

The following table reflects HCP’s patient care costs comprised of medical expenses, hospital expenses, clinic support and other operating costs:

	Year ended December 31, 2013	For the period November 1, 2012 through December 31, 2012
	(dollars in millions)
Medical expenses	$1,545	$226
Hospital expenses	426	52
Clinic support and other operating costs	434	66

Total	$2,405	$344

Operating expenses

HCP’s patient care costs were approximately $2,405 million for the year ended December 31, 2013, and were approximately $344 million for the period November 1, 2012 through December 31, 2012. Patient care costs were primarily driven by an increase in medical claim expenses due to increases in Medicare and Medicaid managed care members to whom HCP provides healthcare services and to a lesser extent contracted rate increases with its provider and hospital networks.

HCP’s general and administrative costs were $270 million for the year ended December 31, 2013 and were $47 million for the period November 1, 2012 through December 31, 2012. HCP’s general and administrative expenses in 2013 were impacted by a decrease in compensation expenses due to reductions in overtime and a hold on personnel increases, and a reduction in utilization of professional services, which was partially offset by an increase in acquisition costs and estimated accruals related to acquired entities.

HCP’s depreciation and amortization was $159 million for the year ended December 31, 2013 and was $24 million for the period November 1, 2012 through December 31, 2012. HCP’s depreciation and amortization reflects the expense based upon the fair value of equipment, leasehold improvements and intangible assets we recognized in connection with the HCP acquisition.

HCP’s share of equity investment income from our Magan joint venture relationship and our investment in CMGI was $23 million for the year ended December 31, 2013 and $5 million for the period November 1, 2012 through December 31, 2012. The equity income was slightly impacted by a decline in membership in Magan during 2013.

Segment operating income

HCP’s operating income for the year ended December 31, 2013 was approximately $385 million. HCP’s operating income was primarily impacted by an increase in revenue from an increase in the average premiums for our senior capitated members, an increase in the number of senior capitated members and an increase in net patient service revenues, partially offset by an increase in our medical claim expenses from an increase in utilization and a reduction in the number of our commercial members.

Other—Ancillary services and strategic initiatives business

Our other operations include ancillary services and strategic initiatives which are primarily aligned with our core business of providing dialysis services to our network of patients. As of December 31, 2013, these consisted primarily of pharmacy services, disease management services, vascular access services, ESRD clinical research programs, physician services, direct primary care and our international dialysis operations. The ancillary services and strategic initiatives generated approximately $852 million of net revenues in 2013, representing approximately 7% of our consolidated net revenues. We currently expect to continue to invest in our ancillary services and strategic initiatives including our continued expansion into certain international markets as we work to develop successful new business operations in the U.S. as well as outside the U.S. However, any significant change in market conditions, business performance or in the regulatory environment may impact the economic viability of any of these strategic initiatives. Any unfavorable changes in these strategic initiatives could result in a write-off or an impairment of some or all of our investments, including goodwill, and could also result in significant termination costs if we were to exit a certain line of business or one or more of our international markets.

As of December 31, 2013, we provided dialysis and administrative services to a total of 73 outpatient dialysis centers located in ten countries outside of the U.S. Our international dialysis operations are still currently in a start-up phase in which we primarily commenced operations during the fourth quarter of 2011. The total net revenues generated from our international operations, as reflected below, were less than 1% of our 2013 consolidated net revenues.

The following table reflects the results of operations for the ancillary services and strategic initiatives:

	Year ended
	2013	2012	2011
	(dollar amounts rounded to nearest million)
U.S. revenues
Net patient service revenues	$15	$8	$7
Other revenues	703	558	401
Capitated revenues	67	62	45

Total	785	628	453
International revenues
Net patient service revenues	61	9	1
Other revenues	6	5	—

Total	67	14	1

Total net revenues	$852	$642	$454

Total segment operating loss	$(39)	$(65)	$(34)

Net revenues

The ancillary services and strategic initiatives net revenues for 2013 increased by approximately $210 million or 32.7% as compared to 2012, primarily from growth in pharmacy services, international dialysis operations and in our ESRD clinical research business, as well as growth from our special needs plan.

The ancillary services and strategic initiatives net revenues for 2012 increased by approximately $188 million or 41.4% as compared to 2011, primarily from growth in pharmacy services, and from our special needs plan.

Operating expenses

Ancillary services and strategic initiatives operating expenses for 2013 increased by approximately $184 million from 2012. This increase in operating expenses was primarily due to an increase in volume in our pharmacy business, an increase in expenses associated with our international dialysis expansion, primarily from acquisitions, and an increase in labor and benefit costs.

Ancillary services and strategic initiatives operating expenses for 2012 increased by approximately $219 million from 2011. This increase in operating expenses was primarily due to an increase in volume in our pharmacy business, an increase in our claims expenses associated with our special needs plan, an increase in expenses associated with our international dialysis expansion and an increase in labor and benefit costs.

Ancillary services and strategic initiatives operating loss

Ancillary services and strategic initiatives operating losses for 2013 decreased by approximately $26 million from 2012. This decrease in operating losses was primarily due to an increase in the operating performance of our pharmacy business, our disease management services, international dialysis operations and ESRD clinical research, partially offset by a decline in performance in other strategic initiatives.

Ancillary services and strategic initiatives operating losses for 2012 increased by approximately $31 million from 2011. This increase in operating losses was primarily due to an increase in expenses associated with our international dialysis expansion and a decline in the operating performance of our special needs plan, ESRD clinical research and our direct primary care, partially offset by an increase in the operating performance of our pharmacy business.

Corporate level charges

Debt expense. Debt expense for 2013, 2012, and 2011 consisted of interest expense of approximately $405 million, $273 million, and $228 million, respectively, and the amortization and accretion of debt discounts and premiums, the amortization of deferred financing costs and the amortization of interest rate cap agreements of approximately $25 million in 2013, $16 million in 2012 and $13 million in 2011. The increase in interest expense in 2013 as compared to 2012 was primarily related to the issuance of our term loans for $3,000 million under our amended Senior Secured Credit Facilities that we entered into in the fourth quarter of 2012. In addition, the increase in debt expense was also due to the issuance of our senior notes for $1,250 million on August 28, 2012, and as a result of our new swap and cap agreements that were entered into in March 2013, partially offset by lower average interest rates associated with this new debt. Our overall weighted average effective interest rate in 2013 was 4.84% as compared to 5.16% in 2012.

The increase in interest expense in 2012 as compared to 2011 was primarily attributable to the issuance of our term loans and our senior notes in 2012 as discussed above. However, debt expense in 2012 benefited from lower rates and lower average outstanding balances associated with our Term Loan A-2 which was paid off on November 1, 2012 and with our Term Loan B. Our overall weighted average effective interest rate in 2012 was 5.16% as compared to 5.28% in 2011.

Contingent earn-out obligation adjustment. As a result of HCP achieving certain financial performance targets in 2012, we made earn-out payments totaling $137 million on April 1, 2013 to the common unit holders of HCP. During the third quarter of 2013, we reached agreement with the representative of the former owners and option holders of HealthCare Partners Holdings, LLC to settle certain post-closing adjustments, including the 2013 contingent earn-out obligation for $68.8 million. This represented a decrease to the previous obligation’s carrying value of approximately $57 million, which was recorded as a component of operating income in our consolidated statement of income for the year ended December 31, 2013.

Corporate support costs. Corporate support costs consist primarily of labor, benefits and long-term incentive compensation costs for departments which provide support to all of our different operating lines of business. The 2013 amounts also included the adjustment to reduce a tax asset associated with the HCP acquisition escrow provisions of approximately $8 million. Corporate support costs were approximately $65 million in 2013, $52 million in 2012 and $47 million in 2011. These expenses are included in our consolidated general and administrative expenses. The increase in corporate support costs in 2013 as compared to both 2012 and 2011 was primarily related to additional long-term compensation costs and an adjustment to reduce a tax asset associated with the HCP acquisition escrow provisions.

Transaction expenses. In 2012, we incurred approximately $31 million of transaction expenses associated with the acquisition of HCP, which are included in our consolidated general and administrative expenses.

Other income. Other income was approximately $5 million, $4 million, and $3 million in 2013, 2012, and 2011, respectively, and consisted principally of interest income. Other income in 2013 increased from 2012, primarily as a result of higher average cash balances, partially offset by the sale of certain securities at a loss. Other income in 2012 increased from 2011, primarily as a result of higher average cash balances.

Provision for income taxes. The provision for income taxes for 2013 represented an effective annualized tax rate of 33.9%, compared with 35.9% and 35.5% of income from continuing operations in 2012 and 2011, respectively. The effective tax rate in 2013 was lower primarily due to earnings created from the contingent earn-out adjustments which are not taxable.

Impairments and valuation adjustments. We perform impairment or valuation reviews for our property and equipment, amortizable intangible assets, equity investments in non-consolidated businesses, and our investments in ancillary services and strategic initiatives at least annually and whenever a change in condition indicates that an impairment review is warranted. Such changes include shifts in our business strategy or plans, the quality or structure of our relationships with our partners, or when a center experiences deteriorating operating performance. Goodwill is also assessed at least annually for possible valuation impairment using fair value methodologies. These types of adjustments are charged directly to the corresponding operating segment. No significant impairments or valuation adjustments were recognized during 2013.

Noncontrolling interests

Net income attributable to noncontrolling interests for 2013, 2012 and 2011 was approximately $124 million, $105 million and $95 million, respectively. The increases in noncontrolling interests in 2013 and 2012 were primarily due to increases in the number of new joint ventures and increases in the profitability of our dialysis-related joint ventures. The percentage of U.S. dialysis and related lab services net revenues generated from dialysis-related joint ventures was approximately 21% in 2013 and 19% in 2012.

Accounts receivable

Our U.S. dialysis and related lab services accounts receivable balances at December 31, 2013 and December 31, 2012 were $1,173 million and $1,169 million, respectively, which represented approximately 55 days and 59 days of revenue, respectively, which is net of bad debt provision. The decrease in day sales outstanding (DSO) for the U.S. dialysis and related lab services business, was primarily the result of improved cash collections from Medicare and higher non-covered Medicare write-offs during the period. Our DSO calculation is based on the current quarter’s average revenues per day.

As of December 31, 2013 and 2012, our dialysis and related lab services unreserved accounts receivable balances that were more than six months old were approximately $182 million and $225 million, respectively, representing approximately 16% and 19% of our dialysis accounts receivable balances, respectively. During 2013, we experienced an increase in our cash collections from certain non-government payors. There were no significant unreserved balances over one year old. Less than 1% of our revenues are classified as patient pay. Substantially all revenue realized is from government and commercial payors, as discussed above.

Amounts pending approval from third-party payors as of December 31, 2013 and 2012, other than the standard monthly billing, consisted of approximately $111 million in 2013 and $41 million in 2012, associated with Medicare bad debt claims, classified as other receivables. Currently, a significant portion of our Medicare bad debt claims are typically paid to us before the Medicare fiscal intermediary audits the claims. However, the payment received from Medicare is subject to adjustment based upon the actual results of the audits. Such audits typically occur one to four years after the claims are filed. As a kidney dialysis provider, our revenue is not subject to cost report settlements, except for potentially limiting the collectability of these Medicare bad debt claims.

Liquidity and capital resources

Available liquidity. As of December 31, 2013, our cash balance was $946 million and we had an undrawn revolving line of credit under our Senior Secured Credit Facilities totaling $350 million, of which approximately $70 million was committed for outstanding letters of credit. In addition, HCP has an outstanding letter of credit of approximately $1 million that is secured by a certificate of deposit. We believe that we will have sufficient liquidity, operating cash flows and access to borrowings to fund our scheduled debt service payments and other obligations for the foreseeable future. Our primary sources of liquidity are cash from operations and cash from borrowings.

Cash flow from operations during 2013 amounted to $1,773 million, compared with $1,101 million for 2012. The increase in our operating cash flows in 2013 as compared to 2012 was primarily due to an increase in our cash collections from Medicare, a full year of operations from HCP and the timing of income tax payments, partially offset by the timing of other working capital items and an increase in cash interest payments. Cash flow from operations in 2013 included cash interest payments of approximately $405 million and cash tax payments of $341 million. Cash flow from operations in 2012 included cash interest payments of approximately $258 million and cash tax payments of $332 million.

Non-operating cash outflows in 2013 included $618 million for capital asset expenditures, including $349 million for new center developments and relocations, and $268 million for maintenance and information technology. We also spent an additional $310 million for acquisitions. During 2013, we also received $6 million from the maturity and sale of investments. However, some of these proceeds were either used to repurchase other investments or were used to fund distributions from our deferred compensation plans. In addition, during 2013, we received $53 million associated with stock option exercises and other share issuances and the related excess tax benefits. We also made distributions to noncontrolling interests of $139 million, and received contributions from noncontrolling interests of $37 million associated with new joint ventures and from additional equity contributions. We did not repurchase any shares of our common stock in 2013.

Non-operating cash outflows in 2012 included $550 million for capital asset expenditures, including $278 million for new center developments and relocations, and $272 million for maintenance and information technology. We also spent an additional $4,294 million for acquisitions. During 2012, we also received $22 million from the maturity and sale of investments. However, some of these proceeds were either used to repurchase other investments or were used to fund distributions from our deferred compensation plans. In addition, during 2012, we received $69 million associated with stock option exercises and other share issuances and the related excess tax benefits. We also made distributions to noncontrolling interests of $114 million, and received contributions from noncontrolling interests of $37 million associated with new joint ventures and from additional equity contributions. We did not repurchase any shares of our common stock in 2012.

During 2013, we opened 98 new U.S. dialysis centers, acquired a total of 26 U.S. dialysis centers, sold three centers, merged three centers, closed two centers and added a total of four centers in which we either own a minority equity interest or operate under management and administrative services agreements. In addition, we acquired 38 dialysis centers, opened two new dialysis centers and closed three dialysis centers, all of which were located outside of the U.S.

During 2013, our HCP business acquired an independent physician network organization, a hospice care business, an oncology and hematology physician practice, four primary care physician practices and one private medical practice. During the period November 1, 2012 through December 31, 2012, HCP acquired two private medical practices and one integrated physician association.

During 2012, we acquired a total of 93 U.S. dialysis centers (nine of which were previously under management and administrative services agreements), opened 70 new U.S. dialysis centers, sold one center, merged nine centers and added one center in which we own a minority equity interest. In addition, we acquired 13 dialysis centers, opened nine new dialysis centers and added three dialysis centers under management and administrative service agreements all of which were located outside of the U.S.

During the year ended December 31, 2013, we made mandatory principal payments under our Senior Secured Credit Facilities totaling $100.0 million on the Term Loan A, $67.5 million on the Term Loan A-3, $17.5 million on the Term Loan B and $16.5 million on the Term Loan B-2.

As of December 31, 2013, we maintained several interest rate swap agreements that were entered into in March 2013 with amortizing notional amounts of these swap agreements totaling $1,283 million. These agreements have the economic effect of modifying the LIBOR variable component of our interest rate on an equivalent amount of our Term Loan A-3 to fixed rates ranging from 0.49% to 0.52%, resulting in an overall weighted average effective interest rate of 3.01%, including the Term Loan A-3 margin of 2.50%. The swap agreements expire on September 30, 2016 and require monthly interest payments. During the year ended

December 31, 2013, we recognized debt expense of $3.3 million from these swaps. As of December 31, 2013, the total fair value of these swap agreements was a net asset of approximately $4.4 million. We estimate that approximately $3.4 million of existing unrealized pre-tax losses in other comprehensive income at December 31, 2013 will be reclassified into income over the next twelve months.

In addition, as of December 31, 2013, we also maintained several forward interest rate swap agreements that were entered into in March 2013 with amortizing notional amounts totaling $600 million. These forward swap agreements will be effective September 30, 2014 and will have the economic effect of modifying the LIBOR variable component of our interest rate on an equivalent amount of our outstanding debt to fixed rates ranging from 0.72% to 0.75%. These swap agreements expire on September 30, 2016 and will require monthly interest payments beginning in October 2014. Any unrealized gains or losses resulting from changes in the fair value of these swaps is recorded in other comprehensive income. As of December 31, 2013, the total fair value of these swap agreements was a net asset of approximately $1.5 million. We estimate that approximately $0.7 million of existing unrealized pre-tax losses in other comprehensive income at December 31, 2013 will be reclassified into income over the next twelve months.

As of December 31, 2013, we maintained several interest rate cap agreements that were entered into in March 2013 with notional amounts totaling $1,250 million on our Term Loan B debt and $1,485 million on our Term Loan B-2 debt. These agreements have the economic effect of capping the LIBOR variable component of our interest rate at a maximum of 2.50% on an equivalent amount of our Term Loan B and Term Loan B-2 debt. During the year ended December 31, 2013, we recognized debt expense of $1.8 million from these caps. The cap agreements expire on September 30, 2016. As of December 31, 2013, the total fair value of these cap agreements was an asset of approximately $7.6 million. During the year ended December 31, 2013, we recorded a loss of $1.0 million in other comprehensive income due to an increase in the unrealized fair value of these cap agreements.

As of December 31, 2013, we also maintained a total of nine other interest rate swap agreements with amortizing notional amounts totaling $800 million. These agreements had the economic effect of modifying the LIBOR variable component of our interest rate on an equivalent amount of our Term Loan A to fixed rates ranging from 1.59% to 1.64%, resulting in an overall weighted average effective interest rate of 4.36%, including the Term Loan A margin of 2.75%. The swap agreements expire on September 30, 2014 and require monthly interest payments. During the year ended December 31, 2013, we recognized debt expense of $12.4 million from these swaps. As of December 31, 2013, the total fair value of these swap agreements was a liability of approximately $8.0 million. We estimate that approximately $8.0 million of existing unrealized pre-tax losses in other comprehensive income at December 31, 2013 will be reclassified into income over the next twelve months.

As of December 31, 2013, we also maintained five other interest rate cap agreements with notional amounts totaling $1,250 million. These agreements have the economic effect of capping the LIBOR variable component of our interest rate at a maximum of 4.00% on an equivalent amount of our Term Loan B debt. However, as a result of the new interest rate cap agreements that were entered into in March 2013, as described above, these interest rate cap agreements became ineffective cash flow hedges and as a result any changes in the fair value associated with these interest rate cap agreements will be charged to income. During the year ended December 31, 2013, we recognized debt expense of $3.6 million from these caps. The cap agreements expire on September 30, 2014. As of December 31, 2013, the total fair value of these cap agreements was an asset of approximately $0.001 million.

As a result of the embedded LIBOR floors in some of our debt agreements and the swap and cap agreements, our overall weighted average effective interest rate on the Senior Secured Credit Facilities was 4.18%, based upon the current margins in effect of 2.75% for the Term Loan A, 2.50% for the Term Loan A-3 and 3.00% for both the Term Loan B and the Term Loan B-2, as of December 31, 2013.

As of December 31, 2013, interest rates on our Term Loan B and Term Loan B-2 debt are effectively fixed because of an embedded LIBOR floor which is higher than actual LIBOR as of such date. Furthermore, interest rates on $1,250 million of our Term Loan B and $1,485 million of our Term Loan B-2 are subject to interest rate caps if LIBOR should rise above 2.50%. Interest rates on our senior notes are fixed by their terms. The LIBOR variable component of our interest rates on our Term Loan A and our Term Loan A-3 are economically fixed as a result of interest rate swaps.

Our overall weighted average effective interest rate for the year ended December 31, 2013 was 4.84% and as of December 31, 2013 was 4.86%.

As of December 31, 2013, we had undrawn revolving line of credit totaling $350 million of which approximately $70 million was committed for outstanding letters of credit. In addition, HCP has an outstanding letter of credit of approximately $1 million that is secured by a certificate of deposit.

Divestiture of HomeChoice Partners, Inc.

On February 1, 2013, we completed the sale of HomeChoice Partners Inc. (HomeChoice) to BioScrip, Inc. pursuant to a stock purchase agreement dated December 12, 2012 for $70 million in cash, subject to various post-closing adjustments of which we receive approximately 90% of the proceeds. The stock purchase agreement also provides that as additional consideration we may earn up to a total of 90% of $20 million if certain performance amounts exceed certain thresholds over the next two years. We have not yet assigned any value to this contingent receivable and will only recognize any estimated realizable value of this receivable when it becomes probable and reasonably estimable. We recorded a gain of approximately $13 million, net of tax, during the year ended December 31, 2013 related to this divestiture.

HomeChoice is a regional provider of home infusion services that provides specialized pharmacy, nursing and nutritional services to patients in their homes. HomeChoice generated approximately $68 million in revenues for the year ended December 31, 2012 and approximately $6 million in revenues for the period January 1, 2013 to February 1, 2013.

The asset and liabilities associated with HomeChoice were classified as held for sale on our consolidated balance sheet as of December 31, 2012 and are included in other current assets and other liabilities, respectively. The operating results for HomeChoice have been reported in income from operations of discontinued operations, net of tax, for all periods presented.

Stock-based compensation awards

Stock-based compensation awards are measured at their estimated fair values on the date of grant if settled in shares or at their estimated fair values at the end of each reporting period if settled in cash. The value of stock-based awards so measured is recognized as compensation expense on a cumulative straight-line basis over the vesting terms of the awards, adjusted for expected forfeitures. During 2013, we granted 3,458,325 stock-settled stock appreciation rights (SSARs) with a grant-date fair value of $46.6 million and a weighted-average expected life of approximately 4.1 years, 42,651 stock units with a grant-date fair value of $2.5 million and a weighted-average expected life of approximately 2.0 years, and cash-settled stock-based awards of 40,000 shares with a fair value at December 31, 2013 of $0.6 million.

Long-term incentive compensation

Long-term incentive program (LTIP) compensation includes both stock-based compensation (principally stock-settled stock appreciation rights and restricted stock units) as well as long-term performance-based cash awards. Long-term incentive compensation expense, which was primarily general and administrative in nature, was attributed among the dialysis and related lab services business, HCP, corporate support costs, and the ancillary services and strategic initiatives.

Long-term incentive compensation costs of $84.8 million for the year ended December 31, 2013, increased by approximately $39 million as compared to 2012. The increase in long-term incentive compensation was primarily due to a delay in the timing of our normal annual grant cycle during 2012 until late in that year, an increase in the fair value of LTIP awards that contributed expense to these respective periods, and LTIP award forfeitures realized at a lower rate than previously expected. Long-term incentive compensation costs in 2012 decreased by approximately $2.9 million as compared to 2011, primarily due to a delay in the timing of our normal annual grant cycle during 2012 until late in that year.

As of December 31, 2013, there was $134.7 million in total estimated but unrecognized long-term incentive compensation for LTIP awards outstanding, including $89.4 million for nonvested stock-based awards under our equity compensation and stock purchase plans. We expect to recognize the performance-based cash component of these LTIP costs over a weighted average remaining period of 1.0 years and the stock-based component of these LTIP costs over a weighted average remaining period of 1.3 years.

For the years ended December 31, 2013, 2012 and 2011, we received $47.0 million, $89.0 million and $38.2 million, respectively, in actual tax benefits upon the exercise of stock awards. As a result of the Company issuing SSARs, beginning in 2013, we no longer have stock options outstanding and did not receive cash proceeds from stock option exercises during the year ended December 31, 2013. During the years ended December 31, 2012 and 2011, we received $2.2 million and $5.4 million, respectively, in cash proceeds from legacy stock option exercises.

On June 17, 2013, the stockholders of the Company approved an amendment to the DaVita HealthCare Partners Inc. 2011 Incentive Award Plan to increase the number of shares of common stock available for issuance under the Plan by 17.0 million shares.

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

Stock repurchases

During 2013 and 2012, we did not repurchase any of our common stock. In 2011, the Company repurchased a total of 7,589,372 shares of its common stock for $323,348, or an average price of $42.61 per share, pursuant to previously announced authorizations by the Board of Directors. As of December 31, 2013, the total outstanding authorization for share repurchases was approximately $358,200. The Company has not repurchased any additional shares of its common stock from January 1, 2014 through February 21, 2014. This stock repurchase program has no expiration date.

2012 Acquisition of HCP

On November 1, 2012 we completed our acquisition of HCP pursuant to an Agreement and Plan of Merger dated May 20, 2012, whereby HCP became a wholly-owned subsidiary of the Company. HCP is one of the country’s largest operators of medical groups and physician networks generating approximately $3.2 billion in annual revenues and approximately $385 million in operating income for the year ended December 31, 2013. The operating results of HCP are included in our consolidated financial results from November 1, 2012.

The total consideration paid at closing for all of the outstanding common units of HCP was approximately $4.71 billion, which consisted of $3.65 billion in cash, net of cash acquired, and 18,760,624 shares of our common stock valued at approximately $1.06 billion. During 2013, we paid and additional $5.3 million in cash for post-closing working capital adjustments. The acquisition agreement also provided that as further consideration, we could have paid the common unit holders of HCP a total of up to $275 million in cash if certain performance targets were achieved by HCP in 2012 and 2013. See contingent earn-out obligation as discussed above for further information.

2012 Capital structure changes and other items

In conjunction with the acquisition of HCP, on November 1, 2012, we borrowed an additional $3,000 million under an amended Credit Agreement. The amended Credit Agreement consists of a five year Term Loan A-3 facility in an aggregate principal amount of $1,350 million and a seven year Term Loan B-2 facility in an aggregate principal amount of $1,650 million. The Term Loan A-3 initially bears interest at LIBOR plus an interest rate margin of 2.50% subject to adjustment depending upon our leverage ratio and can range from 2.00% to 2.50%. This Term Loan A-3 requires annual principal payments of $67.5 million in 2013 and 2014, $135.0 million in 2015, and $202.5 million in 2016 with the balance due of $877.5 million in 2017. The Term Loan B-2 bears interest at LIBOR (floor at 1.00%) plus an interest rate margin of 3.00%. The Term Loan B-2 requires annual principal pay-outs of $16.5 million in 2013 through 2018 with the balance of $1,551 million due in 2019. The borrowings under the Credit Agreement are guaranteed by substantially all of our direct and indirect wholly-owned domestic subsidiaries and are secured by substantially all of our and our guarantors’ assets. In addition, we also amended certain financial covenants and various other provisions to provide operating and financial flexibility. However, the amended Credit Agreement still contains certain customary affirmative and negative covenants such as various restrictions on investments, acquisitions, the payment of dividends, redemptions and acquisitions of capital stock, capital expenditures and other indebtedness, as well as limitations on the amount of tangible net assets in non-guarantor subsidiaries. Many of these restrictions will not apply as long our leverage ratio is below 3.50:1.00. In addition, the Credit Agreement requires compliance with financial covenants including an interest coverage ratio and a leverage ratio that determines the interest rate margins as described above.

On August 28, 2012, we also issued $1,250 million of 5 3/4% Senior Notes. The 5 3/4% Senior Notes pay interest on February 15 and August 15 of each year, and the first interest payment date was on February 15, 2013. The 5 3/4% Senior Notes are unsecured senior obligations and rank equally to other unsecured senior indebtedness. The 5 3/4% Senior Notes are guaranteed by certain domestic subsidiaries of the Company. We may redeem some or all of the 5 3/4% Senior Notes at any time on or after August 15, 2017 at certain redemption prices and prior to such date at a make-whole redemption price. We may also redeem up to 35% of the 5 3/4% Senior Notes at any time prior to August 15, 2015 at certain redemption prices with the proceeds of one or more equity offerings.

We received total proceeds of $4,250 million from these additional borrowings, $3,000 million from the borrowings on the Term Loan A-3 and Term Loan B-2, and an additional $1,250 million from the 5 3/4% Senior Notes. We used a portion of the proceeds to finance the acquisition of HCP, pay-off the existing Term Loan A-2 outstanding principal balance and to pay off a portion of HCP’s existing debt as well as to pay fees and expenses of approximately $71.8 million.

Off-balance sheet arrangements and aggregate contractual obligations

In addition to the debt obligations reflected on our balance sheet, we have commitments associated with operating leases and letters of credit as well as potential obligations associated with our equity investments in nonconsolidated businesses and to dialysis centers that are wholly-owned by third parties. Substantially all of our facilities are leased. We have potential acquisition obligations for several joint ventures and for some of our non-wholly-owned subsidiaries in the form of put provisions. If these put provisions were exercised, we would be required to purchase the third-party owners’ noncontrolling interests at either the appraised fair market value or a predetermined multiple of earnings or cash flow attributable to the noncontrolling interests put to us, which is intended to approximate fair value. For additional information see Note 18 to the consolidated financial statements.

We also have certain other potential cash commitments to provide operating capital advances as needed to several other dialysis centers that are wholly-owned by third parties or centers in which we own an equity investment, as well as to physician–owned vascular access clinics that we operate under management and administrative services agreements.

The following is a summary of these contractual obligations and commitments as of December 31, 2013 (in millions):

	Less Than 1 year	2-3 years	4-5 years	After 5 years	Total
Scheduled payments under contractual obligations:
Long-term debt	$268	$2,729	$1,699	$3,585	$8,281
Interest payments on the senior notes	173	345	321	390	1,229
Interest payments on the Term Loan B(1)	77	137	—	—	214
Interest payments on the Term Loan B-2(2)	66	130	127	52	375
Interest payments on the Term Loan A(3)	22	18	—	—	40
Interest payments on the Term Loan A-3(3)	34	60	46	—	140
Capital lease obligations	7	14	18	114	153
Operating leases	361	654	526	818	2,359

	$1,008	$4,087	$2,737	$4,959	$12,791

Potential cash requirements under existing commitments:
Letters of credit	$71	$—	$—	$—	$71
Noncontrolling interests subject to put provisions	374	136	72	115	697
Non-owned and minority owned put provisions	10	21	—	—	31
Pay-fixed swaps potential obligations	12	—	—	—	12
Operating capital advances	3	—	—	—	3

	$470	$157	$72	$115	$814

(1)	Assuming no changes to LIBOR-based interest rates as the Term Loan B currently bears interest at LIBOR (floor of 1.50%) plus an interest rate margin of 3.00%.
(2)	Assuming no changes to LIBOR-based interest rates as the Term Loan B-2 currently bears interest at LIBOR (floor of 1.00%) plus an interest rate margin of 3.00%
(3)	Based upon current LIBOR-based interest rates in effect at December 31, 2013 plus an interest rate margin of 2.75% for the Term Loan A and 2.50% for the Term Loan A-3.

The pay-fixed swap obligations represent the estimated fair market values of our interest rate swap agreements that are based upon valuation models utilizing the income approach and commonly accepted valuation techniques that use inputs from closing prices for similar assets and liabilities in active markets as well as other relevant observable market inputs and other current market conditions that existed as of December 31, 2013. This amount represents the estimated potential obligation that we would be required to pay based upon the estimated future settlement of each specific tranche over the term of the swap agreements, assuming no future changes in the forward yield curve. The actual amount of our obligation associated with these swaps in the future will depend upon changes in the LIBOR-based interest rates that can fluctuate significantly depending upon market conditions, and other relevant factors that can affect the fair market value of these swap agreements.

In addition to the above commitments, we are obligated to purchase a certain amount of our hemodialysis products and supplies at fixed prices through 2015 from Gambro in connection with the Product Supply Agreement with Gambro. Our total expenditures for the year ended December 31, 2013 on such products were approximately 2% of our total U.S. dialysis operating costs in each year. In January 2010, we entered into an agreement with FMC which originally committed us to purchase a certain amount of dialysis equipment, parts and supplies from them through 2013. However this agreement has been extended through 2015. Our total expenditures for the year ended December 31, 2013 on such products were approximately 2% of our total U.S. operating costs. The actual amount of purchases in future years from Gambro and FMC will depend upon a number of factors, including the operating requirements of our centers, the number of centers we acquire, growth of our existing centers, and in the case of the Product Supply Agreement, Gambro’s ability to meet our needs.

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

Settlements of approximately $73 million of existing income tax liabilities for unrecognized tax benefits, including interest, penalties and other long-term tax liabilities, are excluded from the above table as reasonably reliable estimates of their timing cannot be made.

Contingencies

The information in Note 17 to the consolidated financial statements of this report is incorporated by reference in response to this item.

Critical accounting policies, estimates and judgments

Our consolidated financial statements and accompanying notes are prepared in accordance with United States generally accepted accounting principles. These accounting principles require us to make estimates, judgments and assumptions that affect the reported amounts of revenues, expenses, assets, liabilities, contingencies and temporary equity. All significant estimates, judgments and assumptions are developed based on the best information available to us at the time made and are regularly reviewed and updated when necessary. Actual results will generally differ from these estimates. Changes in estimates are reflected in our financial statements in the period of change based upon on-going actual experience trends, or subsequent settlements and realizations depending on the nature and predictability of the estimates and contingencies. Interim changes in estimates are applied prospectively within annual periods. Certain accounting estimates, including those concerning revenue recognition and accounts receivable, impairments of goodwill or long-lived assets, accounting for income taxes, quarterly and annual variable compensation accruals, consolidation of variable interest entities, purchase accounting valuation estimates, fair value estimates, stock-based compensation and medical liability claims are considered to be critical to evaluating and understanding our financial results because they involve inherently uncertain matters and their application requires the most difficult and complex judgments and estimates.

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

Commercial healthcare plans, including contracted managed-care payors, are billed at our usual and customary rates; however, revenue is recognized based on estimated net realizable revenue for the services provided. Net realizable revenue is estimated based on contractual terms for the patients covered under commercial healthcare plans with which we have formal agreements, non-contracted commercial healthcare plan coverage terms if known, estimated secondary collections, historical collection experience, historical trends of refunds and payor payment adjustments (retractions), inefficiencies in our billing and collection processes that can result in denied claims for payments, slow down in collections, a reduction in the amounts that we expect to collect and regulatory compliance issues. Determining applicable primary and secondary coverage for our approximately 163,000 U.S. patients at any point in time, together with the changes in patient coverages that occur each month, requires complex, resource-intensive processes. Collections, refunds and payor retractions typically continue to occur for up to three years or longer after services are provided.

We generally expect our range of dialysis and related lab services revenues estimating risk to be within 1% of its revenue, which can represent as much as 5% of dialysis and related lab services adjusted operating income. Changes in estimates are reflected in the then-current financial statements based on on-going actual experience trends, or subsequent settlements and realizations depending on the nature and predictability of the estimates and contingencies. Changes in revenue estimates for prior periods are separately disclosed and reported if material to the current reporting period and longer term trend analyses, and have not been significant.

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

In addition, as compensation under HCP’s various managed care-related agreements with hospitals, we are entitled to receive a percentage of the amount by which the institutional capitation revenue received from health plans exceeds institutional expenses, and any such risk-share amount to which we are entitled is recorded as HCP revenues. In addition, pursuant to such managed care-related agreements, HCP agrees to be responsible should the third party incur a deficit as a result of institutional expenses being in excess of institutional capitation revenue. As with global capitation, revenue with respect to professional capitation is reported in the month in which enrollees are entitled to receive health care. However, risk-share revenues (that is, the portion of the excess of institutional capitation revenue to which HCP is entitled less institutional expenses), in contrast, are based on the number of enrollees and significant estimating risk relating to institutional utilization and associated costs incurred by assigned health plan enrollees. The medical groups also receive other incentive payments from health plans based on specified performance and quality criteria and the amounts accrued when earned can be reasonably estimated. Differences between actual contract settlements and estimated receivables and payables are recorded in the year of final settlement. HCP recently obtained a restricted Knox-Keene license in California, which will now permit HCP to enter into contracts with health plans allowing it to recognize revenue in 2014 under global capitation arrangements for both professional and institutional services.

Impairments of long-lived assets. We account for impairments of long-lived assets, which include property and equipment, equity investments in non-consolidated businesses, amortizable intangible assets, indefinite-lived intangible assets and goodwill, in accordance with the provisions of applicable accounting guidance. Goodwill is not amortized, but is assessed for valuation impairment as circumstances warrant and at least annually. An impairment charge would be recorded to the extent the carrying amount of goodwill exceeds its implied fair value. Impairment reviews on other long-lived assets are also performed at least annually and whenever a change in condition occurs which indicates that the carrying amounts of assets may not be recoverable.

Such changes include changes in our business strategies and plans, changes in the quality or structure of our relationships with our partners, changes in reimbursement rates, deteriorating operating performance of individual dialysis centers or other operations. We use a variety of factors to assess the realizable value of assets depending on their nature and use. Such assessments are primarily based upon the sum of expected future undiscounted net cash flows over the expected period the asset will be utilized, as well as market values and conditions. The computation of expected future undiscounted net cash flows can be complex and involves a number of subjective assumptions. Any changes in these factors or assumptions could impact the assessed value of an asset and result in an impairment charge equal to the amount by which its carrying value exceeds its actual or estimated fair value.

Accounting for income taxes. Our income tax expense, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect management’s best assessment of estimated current and future taxes to be paid. We are subject to income taxes in the United States and numerous state and foreign jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax expense. Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations, assumptions about the amount of future state, federal, and foreign pre-tax operating income adjusted for items that do not have tax consequences. The assumptions about future taxable income require significant judgment and are consistent with the plans and estimates we are using to manage the underlying businesses. To the extent that recovery is not likely, a valuation allowance is established. The allowance is regularly reviewed and updated for changes in circumstances that would cause a change in judgment about the realizability of the related deferred tax assets.

Variable compensation accruals. We estimate variable compensation accruals quarterly based upon the amounts expected to be earned and paid out resulting from the achievement of certain teammate-specific and/or corporate financial and operating goals. Our estimates, which include compensation incentives for bonuses and other awards, including long-term incentive programs, are updated periodically based on changes in our economic condition or cash flows that could ultimately impact the actual final award. Actual results reflected in each fiscal quarter may vary due to the subjectivity involved in anticipating fulfillment of specific and/or corporate goals, as well as the final determination and approval of amounts by our Board of Directors, as applicable.

Consolidation of variable interest entities. We rely on the operating activities of certain entities that we do not directly own or control, but over which we have indirect influence and of which we are considered the primary beneficiary. Under accounting guidance applicable to variable interest entities, we have determined that these entities are to be included in our consolidated financial statements. The analyses upon which these determinations rest are complex, involve uncertainties, and require significant judgment on various matters, some of which could be subject to reasonable disagreement. While this determination has a meaningful effect on the description and classification of various amounts in our consolidated financial statements, non-consolidation of these entities would not have had a material effect on our results of operations attributable to the Company for the year ended December 31, 2013.

Purchase accounting valuation estimates. We make various assumptions and estimates regarding the valuation of tangible and intangible assets, liabilities, contingent earn-out consideration, noncontrolling interests and contractual as well as non-contractual contingencies associated with our acquisitions. These assumptions can have a material effect on our balance sheet valuations and the related amount of depreciation and amortization expense and any contingent earn-out adjustments that will be recognized in the future.

Fair value estimates. We have recorded certain assets, liabilities and noncontrolling interests (temporary equity) subject to put provisions at fair value. The FASB defines fair value which is measured based upon certain valuation techniques that include inputs and assumptions that market participants would use in pricing assets, liabilities and noncontrolling interests subject to put provisions. We have measured the fair values of our applicable assets, liabilities and noncontrolling interests subject to put provisions based upon certain market inputs and assumptions that are either observable or unobservable in determining fair values and have also classified these assets, liabilities and noncontrolling interests subject to put provisions into the appropriate fair value hierarchy levels. The fair value of our investments available for sale are based upon quoted market prices from active markets and the fair value of our swap and cap agreements were based upon valuation models utilizing the income approach and commonly accepted valuation techniques that use inputs from closing prices for similar assets and liabilities in active markets as well as other relevant observable market inputs at quoted intervals such as current interest rates, forward yield curves, implied volatility and credit default swap pricing. The fair value of funds on deposit with third parties are based primarily on quoted close or bid market prices of the same or similar assets. The fair value of our contingent earn-out considerations were primarily based upon unobservable inputs including projected EBITDA, the estimated probabilities of achieving other performance targets and the estimated probability of the earn-out payments being made by using option pricing techniques and simulation models of expected EBITDA and operating income and other performance targets. For our noncontrolling interests subject to put provisions we have estimated the fair values of these based upon either the higher of a liquidation value of net assets or an average multiple of earnings based on historical earnings, patient mix and other performance indicators that can affect future results, as well as other factors. The estimate of the fair values of the noncontrolling interests subject to put provisions involves significant judgments and assumptions and may not be indicative of the actual values at which the noncontrolling interests may ultimately be settled, which could vary significantly from our current estimates. The estimated fair values of the noncontrolling interests subject to put provisions can also fluctuate and the implicit multiple of earnings at which these noncontrolling interests obligations may be settled will vary depending upon market conditions including potential purchasers’ access to the capital markets, which can impact the level of competition for dialysis and non-dialysis related businesses, the economic performance of these businesses and the restricted marketability of the third-party owners’ noncontrolling interests.

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

Medical liability claims associated with HCP. The medical groups are responsible for the medical services that associated physicians and contracted hospitals provide to assigned HMO enrollees. The Company provides medical services to health plan enrollees through a network of contracted providers under sub-capitation and FFS arrangements, company-operated clinics and staff physicians. Medical costs for professional and institutional services rendered by contracted providers are recorded as medical expenses and hospital expenses, respectively, in the consolidated statements of income. Costs for operating medical clinics, including the salaries of medical and non-medical personnel and support costs, are recorded in clinic support and other operating costs.

An estimate of amounts due to contracted physicians, hospitals, and other professional providers is included in medical payables in the accompanying consolidated balance sheets. Medical claims payable include claims reported as of the balance sheet date and estimates of IBNR. Such estimates are developed using actuarial methods and are based on many variables, including the utilization of health care services, historical payment patterns, cost trends, product mix, seasonality, changes in membership, and other factors. The estimation methods and the resulting reserves are continually reviewed and updated. Many of the medical contracts are complex in nature and may be subject to differing interpretations regarding amounts due for the provision of various services. We engage a third-party actuary to assist in the evaluation of the estimated IBNR reserves. Such differing interpretations may not come to light until a substantial period of time has passed following the contract implementation. Any adjustments to reserves are reflected in current operations.

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

On January 1, 2013, we adopted FASB’s ASU No. 2013-02 Comprehensive Income. This standard requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. See Note 20 to the consolidated financial statements for further details.

On January 1, 2012, we adopted the FASB, ASU No. 2011-08, Intangibles-Goodwill and Other. This standard amends the two-step goodwill impairment test required under the prior accounting guidance. This amendment allows reporting entities the option to first assess certain qualitative factors to ascertain whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount to determine whether the two-step impairment test is necessary. If an entity concludes that certain events or circumstances demonstrate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the entity is required to proceed to step one of the two-step goodwill impairment test. The adoption of this standard did not have a material impact on our consolidated financial statements.

On January 1, 2012, we adopted FASB’s ASU No. 2011-07, Health Care Entities-Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts. This standard amends the prior presentation and disclosure requirements for health care entities that recognize significant amounts of patient service revenues at the time the services are rendered without assessing the patient’s ability to pay. This standard requires health care entities to reclassify the provision for bad debts from an operating expense to a deduction from patient service revenues. In addition, this standard requires more disclosure on the policies for recognizing revenue, assessing bad debts, as well as quantitative and qualitative information regarding changes in the allowance for doubtful accounts. This standard was applied retrospectively to all prior periods presented. Upon adoption of this standard, we changed our presentation of our provision for uncollectible accounts related to patient service revenues as a deduction from our patient service operating revenues and enhanced our disclosures as indicated above. See Notes 3 and 29 to the consolidated financial statements for further details.

On January 1, 2012, we adopted FASB’s ASU No. 2011-05 as amended by ASU No. 2011-12, Comprehensive Income—Presentation of Comprehensive Income. This standard amends the prior presentation requirements for comprehensive income by eliminating the presentation of the components of other comprehensive income within the statement of equity. This standard allows two alternatives on how to present the various components of comprehensive income. These alternatives are either to report the components of comprehensive income separately on the income statement or to present total other comprehensive income and the components of other comprehensive income in a separate statement. This standard does not change the items that must be reported in other comprehensive income or when an item must be reclassified into net income. This standard was applied retrospectively. Upon adoption of this standard, we presented total other comprehensive income and the components of other comprehensive income in a separate statement of comprehensive income. See Note 29 to the consolidated financial statements for further details.

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

Interest rate sensitivity

The tables below provide information about our financial instruments that are sensitive to changes in interest rates. The table below presents principal repayments and current weighted average interest rates on our debt obligations as of December 31, 2013. The variable rates presented reflect the weighted average LIBOR rates in effect for all debt tranches plus interest rate margins in effect as of December 31, 2013. The Term Loan A and Term Loan A-3 margins in effect are 2.75% and 2.50% at December 31, 2013, respectively, and along with the revolving line of credit are subject to adjustment depending upon changes in certain of our financial ratios including a leverage ratio. The Term Loan B currently bears interest at LIBOR (floor of 1.50%) plus an interest rate margin of 3.00% subject to a ratings based step-down to 2.75%. The Term Loan B-2 bears interest at LIBOR (floor of 1.00%) plus an interest rate margin of 3.00%.

	Expected maturity date					Thereafter	Total	Average interest rate	Fair value
	2014	2015	2016	2017	2018
	(dollars in millions)
Long term debt:
Fixed rate	$56	$59	$1,693	$31	$805	$3,697	$6,341	5.29%	$6,462
Variable rate	$219	$787	$204	$879	$2	$2	$2,093	2.76%	$2,106

	Notional amount	Contract maturity date					Pay fixed	Receive variable	Fair value
		2014	2015	2016	2017	2018
	(dollars in millions)
Swaps:
Pay-fixed rate	$2,682	$867	$135	$1,680	$—	$—	0.49% to 1.64%	LIBOR	$(2.1)
Cap agreements	$2,735	$—	$—	$2,735	$—	$—		LIBOR above 2.5%	$7.6

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

The Term Loan B and Term Loan B-2 are subject to LIBOR floors of 1.50% and 1.00%, respectively. Because actual LIBOR, as of December 31, 2013, was lower than either of these embedded LIBOR floors, the interest rates on the Term Loan B and the Term Loan B-2 are treated as “effectively fixed” for purposes of the table above. We have included both of these Term Loans in the fixed rate totals in the table above until such time as the actual LIBOR-based variable component of our interest rate exceeds 1.50% on the Term Loan B and 1.00% on the Term Loan B-2. At such time, we will then be subject to LIBOR-based interest rate volatility on the LIBOR variable component of our interest rate for the Term Loan B and the Term Loan B-2, but limited to a maximum LIBOR rate of 2.50% on $1,250 million of outstanding principal debt on the Term Loan B and $1,485 million of outstanding principal debt on the Term Loan B-2 as a result of the interest rate cap agreements, as described below. The remaining $448 million outstanding principal balance of the Term Loan B is subject to LIBOR-based interest rate volatility above a floor of 1.50%. The remaining $149 million outstanding principal balance of the Term Loan B-2 is subject to LIBOR-based interest rate volatility above a floor of 1.00%.

As of December 31, 2013, we maintained several interest rate swap agreements that were entered into in March 2013 with amortizing notional amounts of these swap agreements totaling $1,283 million. These agreements have the economic effect of modifying the LIBOR variable component of our interest rate on an equivalent amount of our Term Loan A-3 to fixed rates ranging from 0.49% to 0.52%, resulting in an overall weighted average effective interest rate of 3.01%, including the Term Loan A-3 margin of 2.50%. The swap agreements expire on September 30, 2016 and require monthly interest payments. During the year ended December 31, 2013 we recognized debt expense of $3.3 million from these swaps. As of December 31, 2013, the total fair value of these swap agreements was a net asset of approximately $4.4 million. We estimate that approximately $3.4 million of existing unrealized pre-tax losses in other comprehensive income at December 31, 2013 will be reclassified into income over the next twelve months.

In addition, as of December 31, 2013, we also maintained several forward interest rate swap agreements that were entered into in March 2013 with amortizing notional amounts totaling $600 million. These forward swap agreements will be effective September 30, 2014 and will have the economic effect of modifying the LIBOR variable component of our interest rate on an equivalent amount of our outstanding debt to fixed rates ranging from 0.72% to 0.75%. These swap agreements expire on September 30, 2016 and will require monthly interest payments beginning in October 2014. Any unrealized gains or losses resulting from changes in the fair value of these swaps is recorded in other comprehensive income. As of December 31, 2013, the total fair value of these swap agreements was a net asset of approximately $1.5 million. We estimate that approximately $0.7 million of existing unrealized pre-tax losses in other comprehensive income at December 31, 2013 will be reclassified into income over the next twelve months.

As of December 31, 2013, we maintained several interest rate cap agreements that were entered into in March 2013 with notional amounts totaling $1,250 million on our Term Loan B debt and $1,485 million on our

Term Loan B-2 debt. These agreements have the economic effect of capping the LIBOR variable component of our interest rate at a maximum of 2.50% on an equivalent amount of our Term Loan B and Term Loan B-2 debt. During the year ended December 31, 2013, we recognized debt expense of $1.8 million from these caps. The cap agreements expire on September 30, 2016. As of December 31, 2013, the total fair value of these cap agreements was an asset of approximately $7.6 million. During the year ended December 31, 2013, we recorded a loss of $1.0 million in other comprehensive income due to an increase in the unrealized fair value of these cap agreements.

As of December 31, 2013, we also maintained a total of nine other interest rate swap agreements with amortizing notional amounts totaling $800 million. These agreements had the economic effect of modifying the LIBOR variable component of our interest rate on an equivalent amount of our Term Loan A to fixed rates ranging from 1.59% to 1.64%, resulting in an overall weighted average effective interest rate of 4.36%, including the Term Loan A margin of 2.75%. The swap agreements expire on September 30, 2014 and require monthly interest payments. During the year ended December 31, 2013, we recognized debt expense of $12.4 million from these swaps. As of December 31, 2013, the total fair value of these swap agreements was a liability of approximately $8.0 million. We estimate that approximately $8.0 million of existing unrealized pre-tax losses in other comprehensive income at December 31, 2013 will be reclassified into income over the next twelve months.

As of December 31, 2013, we also maintained five other interest rate cap agreements with notional amounts totaling $1,250 million. These agreements have the economic effect of capping the LIBOR variable component of our interest rate at a maximum of 4.00% on an equivalent amount of our Term Loan B debt. However, as a result of the new interest rate cap agreements that were entered into in March 2013, as described above, these interest rate cap agreements became ineffective cash flow hedges and as a result any changes in the fair value associated with these interest rate cap agreements will be charged to income. During the year ended December 31, 2013, we recognized debt expense of $3.6 million from these caps. The cap agreements expire on September 30, 2014. As of December 31, 2013, the total fair value of these cap agreements was an asset of approximately $0.001 million.

As a result of the embedded LIBOR floors in some of our debt agreements and the swap and cap agreements, our overall weighted average effective interest rate on the Senior Secured Credit Facilities was 4.18%, based upon the current margins in effect of 2.75% for the Term Loan A, 2.50% for the Term Loan A-3 and 3.00% for both the Term Loan B and the Term Loan B-2, as of December 31, 2013.

As of December 31, 2013, interest rates on our Term Loan B and Term Loan B-2 debt are effectively fixed because of an embedded LIBOR floor which is higher than actual LIBOR as of such date. Furthermore, interest rates on $1,250 million of our Term Loan B and $1,485 million of our Term Loan B-2 are subject to interest rate caps if LIBOR should rise above 2.50%. Interest rates on our senior notes are fixed by their terms. The LIBOR variable component of our interest rates on our Term Loan A and our Term Loan A-3 are economically fixed as a result of interest rate swaps.

Our overall weighted average effective interest rate for the year ended December 31, 2013 was 4.84% and as of December 31, 2013 was 4.86%.

One means of assessing exposure to debt-related interest rate changes is a duration-based analysis that measures the potential loss in net income resulting from a hypothetical increase in interest rates of 100 basis points across all variable rate maturities (referred to as a parallel shift in the yield curve). Under this model, with all else constant, it is estimated that such an increase would have reduced net income by approximately $1.1 million, $4.0 million, and $0.6 million, net of tax, for the years ended December 31, 2013, 2012, and 2011, respectively.

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

The other information required to be disclosed by this item will appear in, and is incorporated by reference from, the sections entitled “Proposal No. 1. Election of Directors”, “Corporate Governance”, and “Security Ownership of Certain Beneficial Owners and Management” included in our definitive proxy statement relating to our 2014 annual stockholder meeting.

Item 11.	Executive Compensation.

The information required by this item will appear in, and is incorporated by reference from, the sections entitled “Executive Compensation” and “Compensation Committee Interlocks and Insider Participations” included in our definitive proxy statement relating to our 2014 annual stockholder meeting. The information required by Item 407(e)(5) of Regulation S-K will appear in and is incorporated by reference from the section entitled “Compensation Committee Report” included in our definitive proxy statement relating to our 2014 annual stockholder meeting; however, this information shall not be deemed to be filed.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides information about our common stock that may be issued upon the exercise of stock-settled stock appreciation rights, restricted stock units and other rights under all of our existing equity compensation plans as of December 31, 2013, which consist of our 2011 Incentive Award Plan and our Employee Stock Purchase Plan. The material terms of these plans are described in Note 16 to the Consolidated Financial Statements.

Plan category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))	Total of shares reflected in columns (a) and (c)
	(a)	(b)	(c)	(d)
Equity compensation plans approved by shareholders	13,922,690	$42.29	37,221,758	51,144,448
Equity compensation plans not requiring shareholder approval	—	—	—	—

Total	13,922,690	$42.29	37,221,758	51,144,448

Other information required to be disclosed by Item 12 will appear in, and is incorporated by reference from, the section entitled “Security Ownership of Certain Beneficial Owners and Management” included in our definitive proxy statement relating to our 2014 annual stockholder meeting.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

The information required by this item will appear in, and is incorporated by reference from, the section entitled “Certain Relationships and Related Transactions” and the section entitled “Corporate Governance” included in our definitive proxy statement relating to our 2014 annual stockholder meeting.

Item 14.	Principal Accounting Fees and Services.

The information required by this item will appear in, and is incorporated by reference from, the section entitled “Ratification of Appointment of Independent Registered Public Accounting Firm” included in our definitive proxy statement relating to our 2014 annual stockholder meeting.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) Documents filed as part of this Report:

(1) Index to Financial Statements:

(2) Index to Financial Statement Schedules:

Report of Independent Registered Public Accounting Firm	S-3

Schedule II—Valuation and Qualifying Accounts	S-4

(1) Exhibits:

2.1	Agreement and Plan of Merger, dated as of May 20, 2012, by and among DaVita Inc., Seismic Acquisition LLC, HealthCare Partners Holdings, LLC, and the Member Representative.(36)

2.2	Amendment, dated as of July 6, 2012, to the Agreement and Plan of Merger, dated as of May 20, 2012, by and among DaVita Inc., Seismic Acquisition LLC, HealthCare Partners Holdings, LLC, and the Member Representative.(37)

3.1	Amended and Restated Certificate of Incorporation of Total Renal Care Holdings, Inc. (TRCH), dated December 4, 1995.(1)

3.2	Certificate of Amendment of Certificate of Incorporation of TRCH, dated February 26, 1998.(2)

3.3	Certificate of Amendment of Certificate of Incorporation of DaVita Inc. (formerly Total Renal Care Holdings, Inc.), dated October 5, 2000.(3)

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of DaVita Inc., as amended dated May 30, 2007.(16)

3.5	Certificate of Ownership and Merger Merging DaVita Name Change, Inc. with and into DaVita Inc., as filed with Secretary of State of the State of Delaware on November 1, 2012.(41)

3.6	Amended and Restated Bylaws for DaVita Inc. dated as of March 10, 2011.(17)

4.1	Indenture, dated October 20, 2010, by and among DaVita Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee.(28)

4.2	Indenture, dated October 20, 2010, by and among DaVita Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee.(28)

4.3	Indenture, dated August 28, 2012, by and among DaVita Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee.(38)

4.4	Form of 5.750% Senior Notes due 2022 and related Guarantee (included in exhibit 4.5).(38)

10.1	Employment Agreement, dated as of October 19, 2009, by and between DaVita Inc. and Kim M. Rivera.(29)*

10.2	Employment Agreement, dated as of October 31, 2005, effective October 24, 2005, by and between DaVita Inc. and Dennis Kogod.(8)*

10.3	Amendment to Mr. Kogod’s Employment Agreement, effective December 12, 2008.(23)*

10.4	Second Amendment to Mr. Kogod’s Employment Agreement, effective December 31, 2012.(23)*

10.5	Employment Agreement, effective September 22, 2005, by and between DaVita Inc. and James Hilger.(10)*

10.6	Amendment to Mr. Hilger’s Employment Agreement, effective December 12, 2008.(23)*

10.7	Second Amendment to Mr. Hilger’s Employment Agreement, effective December 27, 2012.*

10.8	Employment Agreement, effective July 25, 2008, between DaVita Inc. and Kent J. Thiry.(20)*

10.9	Employment Agreement, effective August 1, 2008, between DaVita Inc. and Allen Nissenson.(21)*

10.10	Employment Agreement, effective March 3, 2008, between DaVita Inc. and David Shapiro.(23)*

10.11	Amendment to Mr. Shapiro’s Employment Agreement, effective December 4, 2008.(23)*

10.12	Employment Agreement, effective March 17, 2010, by and between DaVita Inc. and Javier Rodriguez.(25)*

10.13	Memorandum Relating to Bonus Structure for Kent J. Thiry.(26)*

10.14	Memorandum Relating to Bonus Structure for Dennis L. Kogod.(26)*

10.15	Form of Indemnity Agreement.(15)*

10.16	Form of Indemnity Agreement.(9)*

10.17	Executive Incentive Plan (as Amended and Restated effective January 1, 2009).(24)*

10.18	Executive Retirement Plan.(23)*

10.19	DaVita Voluntary Deferral Plan.(7)*

10.20	Deferred Bonus Plan (Prosperity Plan).(22)*

10.21	Amendment No. 1 to Deferred Bonus Plan (Prosperity Plan).(23)*

10.22	Amended and Restated Employee Stock Purchase Plan.(18)*

10.23	Amended and Restated DaVita Healthcare Partners Inc. Severance Plan.*

10.24	Change in Control Bonus Program.(23)*

10.25	Non-Management Director Compensation Philosophy and Plan.(19)*

10.26	Amended and Restated 2002 Equity Compensation Plan.(6)*

10.27	Amended and Restated 2002 Equity Compensation Plan.(14)*

10.28	Amended and Restated 2002 Equity Compensation Plan.(18)*

10.29	Amended and Restated 2002 Equity Compensation Plan.(23)*

10.30	DaVita Inc. 2002 Equity Compensation Plan.(27)*

10.31	Form of Non-Qualified Stock Option Agreement—Employee (DaVita Inc. 1999 Non-Executive Officer and Non-Director Equity Compensation Plan.(13)*

10.32	Form of Non-Qualified Stock Option Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(4)*

10.33	Form of Non-Qualified Stock Option Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(11)*

10.34	Form of Non-Qualified Stock Option Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(13)*

10.35	Form of Restricted Stock Units Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(4)*

10.36	Form of Restricted Stock Units Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(11)*

10.37	Form of Restricted Stock Units Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(13)*

10.38	Form of Restricted Stock Units Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(23)*

10.39	Form of Stock Appreciation Rights Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(11)*

10.40	Form of Stock Appreciation Rights Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(13)*

10.41	Form of Stock Appreciation Rights Agreement—Board (DaVita Inc. 2002 Equity Compensation Plan).(21)*

10.42	Form of Stock Appreciation Rights Agreement—Board members (DaVita Inc. 2011 Incentive Award Plan).(32)*

10.43	Form of Restricted Stock Units Agreement—Board (DaVita Inc. 2002 Equity Compensation Plan).(21)*

10.44	Form of Restricted Stock Units Agreement—Board members (DaVita Inc. 2011 Incentive Award Plan).(32)*

10.45	Form of Non-Qualified Stock Option Agreement—Board (DaVita Inc. 2002 Equity Compensation Plan).(21)*

10.46	Form of Stock Appreciation Rights Agreement—Executives (DaVita Inc. 2011 Incentive Award Plan).(32)*

10.47	Form of Restricted Stock Units Agreement—Executives (DaVita Inc. 2011 Incentive Award Plan).(32)*

10.48	Form of Restricted Stock Units Agreement (DaVita Inc. 2011 Incentive Award Plan). *

10.49	Form of Stock Appreciation Rights Agreement (DaVita Inc. 2011 Incentive Award Plan). *

10.50	Form of Long-Term Incentive Program Award Agreement (For 162(m) designated teammates) (DaVita Inc. 2011 Incentive Award Plan).(43)*

10.51	Form of Long-Term Incentive Program Award Agreement (DaVita Inc. 2011 Incentive Award Plan). *

10.52	Credit Agreement, dated as of October 20, 2010, by and among DaVita Inc., the guarantors party thereto, the lenders party thereto, Credit Suisse AG, Barclays Bank PLC, Goldman Sachs Bank USA, Wells Fargo Bank, National Association, Credit Agricole Corporate and Investment Bank, RBC Capital Markets, Scotia Capital (USA) Inc., SunTrust Robinson Humphrey, Inc. and Union Bank, N.A., as Co-Documentation Agents, Bank of America, N.A., as Syndication Agent, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and J.P. Morgan Securities LLC, Banc of America Securities LLC, Credit Suisse Securities (USA) LLC, Barclays Capital, Goldman Sachs Bank USA and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Bookrunners.(34)**

10.53	Amendment No. 1, dated as of August 14, 2012, to the Credit Agreement, dated as of October 20, 2010, by and among DaVita Inc., the several banks and other financial institutions or entities from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and JPMorgan Chase Bank, N.A., as Issuing Lender and Swingline Lender, and the other agents from time to time parties thereto.(39)

10.54	Amendment No. 2 to the Credit Agreement, dated as of August 24, 2012, by and among DaVita Inc., the several banks and other financial institutions or entities from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and JPMorgan Chase Bank, N.A., as Issuing Lender and Swingline Lender, and the other agents from time to time parties thereto.(38)

10.55	Perfection Certificate executed as of October 20, 2010 and delivered in connection with the closing of the Credit Agreement filed as Exhibit 10.68.(34)**

10.56	Amended and Restated Alliance and Product Supply Agreement, dated as of August 25, 2006, among Gambro Renal Products, Inc., DaVita Inc. and Gambro AB.(12)**

10.57	Dialysis Organization Agreement between DaVita Inc. and Amgen USA Inc. dated December 20, 2007.(22)**

10.58	Dialysis Organization Agreement between DaVita Inc. and Amgen USA Inc. dated December 17, 2010.(30)**

10.59	Amended and Restated DaVita HealthCare Partners Inc. 2011 Incentive Award Plan.(31)*

10.60	Amendment No. 2 to Dialysis Organization Agreement between DaVita Inc. and Amgen USA Inc. effective as of July 1, 2011.(33)**

10.61	Sourcing and Supply Agreement between DaVita Inc. and Amgen USA Inc. effective as of January 1, 2012.(35)**

10.62	Amendment No. 1 to Sourcing and Supply Agreement between DaVita HealthCare Partners Inc. and Amgen USA Inc. effective as of January 1, 2013.**

10.63	Voting Agreement, dated as of May 20, 2012, by and among DaVita Inc., HealthCare Partners Holdings, LLC, and HealthCare Partners Medical Group.(36)

10.64	Support Agreement, dated as of May 20, 2012, by and among DaVita Inc., HealthCare Partners Holdings, LLC, and Dr. Robert Margolis.(36)

10.65	Support Agreement, dated as of May 20, 2012, by and among DaVita Inc., HealthCare Partners Holdings, LLC, and Dr. William Chin.(36)

10.66	Support Agreement, dated as of May 20, 2012, by and among DaVita Inc., HealthCare Partners Holdings, LLC, and Matthew Mazdyasni.(36)

10.67	Support Agreement, dated as of May 20, 2012, by and among DaVita Inc., HealthCare Partners Holdings, LLC, and Dr. Thomas Paulsen.(36)

10.68	Form of Non-Competition and Non-Solicitation Agreement, dated as of May 20, 2012, between DaVita Inc. and Dr. Robert Margolis, Dr. William Chin, Dr. Thomas Paulsen, Mr. Zan Calhoun, and Ms. Lori Glisson.(36)

10.69	Form of Non-Competition and Non-Solicitation Agreement, dated as of May 20, 2012, between DaVita Inc. and Mr. Matthew Mazdyasni, Dr. Sherif Abdou, and Dr. Amir Bacchus.(36)

10.70	Escrow Agreement, dated as of August 28, 2012, by and among DaVita Inc., The Bank of New York Mellon Trust Company, N.A., as trustee, The Bank of New York Mellon Trust Company, N.A., as escrow agent and The Bank of New York Mellon Trust Company, N.A., as bank and securities intermediary.(38)

10.71	Employment Agreement, dated as of May 20, 2012, effective as of the November 1, 2012, by and among Dr. Robert Margolis, DaVita Inc. and HealthCare Partners Holdings, LLC.(40)*

10.72	Amendment to Dr. Margolis’ Employment Agreement, effective December 31, 2012.*

10.73	Employment Agreement, effective July 5, 2013, between DaVita HealthCare Partners Inc. and Garry E. Menzel.(42)*

12.1	Computation of Ratio of Earnings to Fixed Charges.✓

14.1	DaVita Inc. Corporate Governance Code of Ethics.(5)

21.1	List of our subsidiaries.✓

23.1	Consent of KPMG LLP, independent registered public accounting firm.✓

24.1	Powers of Attorney with respect to DaVita. (Included on Page II-1).

31.1	Certification of the Chief Executive Officer, dated February 21, 2014, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.✓

31.2	Certification of the Chief Financial Officer, dated February 21, 2014, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.✓

32.1	Certification of the Chief Executive Officer, dated February 21, 2014, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.✓

32.2	Certification of the Chief Financial Officer, dated February 21, 2014, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.✓

101.INS	XBRL Instance Document.✓

101.SCH	XBRL Taxonomy Extension Schema Document.✓

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.✓

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.✓

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.✓

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.✓

✓	Included in this filing.
*	Management contract or executive compensation plan or arrangement.
**	Portions of this exhibit are subject to a request for confidential treatment and have been redacted and filed separately with the SEC.
(1)	Filed on March 18, 1996 as an exhibit to the Company’s Transitional Report on Form 10-K for the transition period from June 1, 1995 to December 31, 1995.
(2)	Filed on March 31, 1998 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.
(3)	Filed on March 20, 2001 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.
(4)	Filed on November 8, 2004 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.
(5)	Filed on February 27, 2004 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
(6)	Filed on May 4, 2005 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.
(7)	Filed on November 8, 2005 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.
(8)	Filed on November 4, 2005 as an exhibit to the Company’s Current Report on Form 8-K.

(9)	Filed on March 3, 2005 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
(10)	Filed on August 7, 2006 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2006.
(11)	Filed on July 6, 2006 as an exhibit to the Company’s Current Report on Form 8-K.
(12)	Filed on November 3, 2006 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
(13)	Filed on October 18, 2006 as an exhibit to the Company’s Current Report on Form 8-K.
(14)	Filed on July 31, 2006 as an exhibit to the Company’s Current Report on Form 8-K.
(15)	Filed on December 20, 2006 as an exhibit to the Company’s Current Report on Form 8-K.
(16)	Filed on August 6, 2007 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.
(17)	Filed on March 17, 2011 as an exhibit to the Company’s Current Report on Form 8-K/A.
(18)	Filed on June 4, 2007 as an exhibit to the Company’s Current Report on Form 8-K.
(19)	Filed on May 8, 2008 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.
(20)	Filed on July 31, 2008 as an exhibit to the Company’s Current Report on Form 8-K.
(21)	Filed on November 6, 2008 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.
(22)	Filed on February 29, 2008 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
(23)	Filed on February 27, 2009 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008
(24)	Filed on June 18, 2009 as an exhibit to the Company’s Current Report on Form 8-K.
(25)	Filed on April 14, 2010 as an exhibit to the Company’s Current Report on Form 8-K.
(26)	Filed on May 3, 2010 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.
(27)	Filed on April 28, 2010 as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A.
(28)	Filed on October 21, 2010 as an exhibit to the Company’s Current Report on Form 8-K.
(29)	Filed on February 25, 2010 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
(30)	Filed on December 29, 2011 as an exhibit to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2010.
(31)	Filed on April 29, 2013 as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A.
(32)	Filed on August 4, 2011 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.
(33)	Filed on December 29, 2011 as an exhibit to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2011.
(34)	Filed on January 17, 2012 as an exhibit to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2011.
(35)	Filed on February 24, 2012 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.
(36)	Filed on May 21, 2012 as an exhibit to the Company’s Current Report on Form 8-K.
(37)	Filed on July 9, 2012 as an exhibit to the Company’s Current Report on Form 8-K.
(38)	Filed on August 28, 2012 as an exhibit to the Company’s Current Report on Form 8-K.
(39)	Filed on September 18, 2012 as an exhibit to the Company’s Current Report on Form 8-K.
(40)	Filed on September 18, 2012 as an exhibit to Amendment No. 2 to the Company’s Registration Statement on Form S-4.
(41)	Filed on November 1, 2012 as an exhibit to the Company’s Current Report on Form 8-K.
(42)	Filed on August 7, 2013 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.
(43)	Filed on February 28, 2013 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

During the last fiscal year, the Company conducted an evaluation, under the oversight of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s internal control over financial reporting. This evaluation was completed based on the criteria established in the report titled “Internal Control—Integrated Framework (1992)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based upon our evaluation under the COSO framework, we have concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013.

The Company’s independent registered public accounting firm, KPMG LLP, has issued an attestation report on the Company’s internal control over financial reporting, which report is included in this Annual Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

DaVita HealthCare Partners Inc.:

We have audited the accompanying consolidated balance sheets of DaVita HealthCare Partners Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DaVita HealthCare Partners Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), DaVita HealthCare Partners Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 21, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Seattle, Washington

February 21, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

DaVita HealthCare Partners Inc.:

We have audited DaVita HealthCare Partners Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). DaVita HealthCare Partners Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, DaVita HealthCare Partners Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of DaVita HealthCare Partners Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated February 21, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Seattle, Washington

February 21, 2014

DAVITA HEALTHCARE PARTNERS INC.

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data)

	Year ended December 31,
	2013	2012	2011
Patient service revenues	$8,307,195	$7,351,902	$6,470,540
Less: Provision for uncollectible accounts	(293,546)	(235,218)	(190,234)

Net patient service revenues	8,013,649	7,116,684	6,280,306
Capitated revenues	2,987,315	481,336	45,133
Other revenues	763,086	588,260	406,367

Total net revenues	11,764,050	8,186,280	6,731,806

Operating expenses and charges:
Patient care costs and other costs	8,198,377	5,583,549	4,633,620
General and administrative	1,176,485	889,879	684,715
Depreciation and amortization	528,737	341,969	264,225
Provision for uncollectible accounts	4,852	4,339	3,309
Equity investment income	(34,558)	(16,377)	(8,776)
Loss contingency reserve and other legal settlements	397,000	85,837	—
Contingent earn-out obligation adjustment	(56,977)	—	—

Total operating expenses and charges	10,213,916	6,889,196	5,577,093

Operating income	1,550,134	1,297,084	1,154,713
Debt expense	(429,943)	(288,554)	(241,090)
Debt refinancing charges	—	(10,963)	—
Other income, net	4,787	3,737	2,982

Income from continuing operations before income taxes	1,124,978	1,001,304	916,605
Income tax expense	381,013	359,845	325,292

Income from continuing operations	743,965	641,459	591,313
Discontinued operations:
Loss from operations of discontinued operations, net of tax	(139)	(222)	(13,162)
Gain (loss) on disposal of discontinued operations, net of tax	13,375	—	(4,756)

Net income	757,201	641,237	573,395
Less: Net income attributable to noncontrolling interests	(123,755)	(105,220)	(95,394)

Net income attributable to DaVita HealthCare Partners Inc.	$633,446	$536,017	$478,001

Earnings per share:
Basic income from continuing operations per share attributable to DaVita HealthCare Partners Inc.	$2.95	$2.79	$2.62

Basic net income per share attributable to DaVita HealthCare Partners Inc.	$3.02	$2.79	$2.53

Diluted income from continuing operations per share attributable to DaVita HealthCare Partners Inc.	$2.89	$2.74	$2.57

Diluted net income per share attributable to DaVita HealthCare Partners Inc.	$2.95	$2.74	$2.48

Weighted average shares for earnings per share:
Basic	209,939,364	192,035,878	189,316,054

Diluted	214,763,887	195,942,160	193,064,220

Amounts attributable to DaVita HealthCare Partners Inc.:
Income from continuing operations	$620,197	$536,236	$496,182
Discontinued operations	13,249	(219)	(18,181)

Net income	$633,446	$536,017	$478,001

See notes to consolidated financial statements.

DAVITA HEALTHCARE PARTNERS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

	Year ended December 31,
	2013	2012	2011
Net income	$757,201	$641,237	$573,395

Other comprehensive income (losses), net of tax:
Unrealized gain (losses) on interest rate swap and cap agreements:
Unrealized gain (losses) on interest rate swap and cap agreements	169	(6,204)	(29,049)
Reclassifications of net swap and cap agreements realized losses into net income	12,889	10,130	9,721
Unrealized gains (losses) on investments:
Unrealized gains (losses) on investments	2,300	1,541	(602)
Reclassification of net investment realized gains into net income	(490)	(75)	(57)
Foreign currency translation adjustments	(2,216)	(1,205)	—

Other comprehensive income (losses)	12,652	4,187	(19,987)

Total comprehensive income	769,853	645,424	553,408
Less: Comprehensive income attributable to noncontrolling interests	(123,755)	(105,220)	(95,394)

Comprehensive income attributable to DaVita HealthCare Partners Inc.	$646,098	$540,204	$458,014

See notes to consolidated financial statements.

DAVITA HEALTHCARE PARTNERS INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	December 31, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$946,249	$533,748
Short-term investments	6,801	7,138
Accounts receivable, less allowance of $237,143 and $245,122	1,485,163	1,424,303
Inventories	88,805	78,126
Other receivables	349,090	265,671
Other current assets	176,414	201,572
Income tax receivable	10,315	52,345
Deferred income taxes	409,441	324,147

Total current assets	3,472,278	2,887,050
Property and equipment, net of accumulated depreciation of $1,778,259 and $1,522,183	2,189,411	1,872,370
Intangibles, net of accumulated amortization of $483,773 and $304,323	2,024,373	2,128,118
Equity investments	40,686	35,150
Long-term investments	79,557	59,341
Other long-term assets	79,598	79,854
Goodwill	9,212,974	8,952,750

	$17,098,877	$16,014,633

LIABILITIES AND EQUITY
Accounts payable	$435,465	$414,143
Other liabilities	464,422	563,365
Accrued compensation and benefits	603,013	566,911
Medical payables	287,452	238,964
Loss contingency reserve	397,000	—
Current portion of long-term debt	274,697	233,042

Total current liabilities	2,462,049	2,016,425
Long-term debt	8,141,231	8,326,534
Other long-term liabilities	371,010	443,743
Alliance and product supply agreement, net	9,327	14,657
Deferred income taxes	812,419	715,657

Total liabilities	11,796,036	11,517,016
Commitments and contingencies
Noncontrolling interests subject to put provisions	697,300	580,692
Equity:
Preferred stock ($0.001 par value, 5,000,000 shares authorized; none issued)
Common stock ($0.001 par value, 450,000,000 shares authorized; 213,163,248 shares issued and outstanding at December 31, 2013; 269,724,566 shares issued and 210,997,150 shares outstanding at December 31, 2012)	213	270
Additional paid-in capital	1,070,922	1,208,665
Retained earnings	3,363,989	3,731,835
Treasury stock, at cost (58,727,416 shares at December 31, 2012)	—	(1,162,336)
Accumulated other comprehensive loss	(2,645)	(15,297)

Total DaVita HealthCare Partners Inc. shareholders’ equity	4,432,479	3,763,137
Noncontrolling interests not subject to put provisions	173,062	153,788

Total equity	4,605,541	3,916,925

	$17,098,877	$16,014,633

See notes to consolidated financial statements.

DAVITA HEALTHCARE PARTNERS INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(dollars in thousands)

	Year ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$757,201	$641,237	$573,395
Adjustments to reconcile net income to cash provided by operating activities:
Loss contingency reserve	397,000	—	—
Depreciation and amortization	528,119	343,908	267,315
Stock-based compensation expense	59,998	45,384	48,718
Tax benefits from stock award exercises	46,898	88,964	38,199
Excess tax benefits from stock award exercises	(36,197)	(62,036)	(20,834)
Deferred income taxes	(25,380)	43,765	53,438
Equity investment income, net	2,872	3,384	354
Other non-cash charges and loss on disposal of assets	(31,351)	30,390	20,329
Goodwill impairment charge	—	—	24,000
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivable	(59,640)	(47,673)	(88,848)
Inventories	(8,971)	4,052	10,270
Other receivables and other current assets	(108,434)	51,730	53,697
Other long-term assets	17,731	(1,775)	2,039
Accounts payable	16,666	40,878	84,400
Accrued compensation and benefits	38,368	18,476	77,074
Other current liabilities	78,817	11,083	(51,979)
Income taxes	33,499	(129,948)	77,418
Other long-term liabilities	66,145	19,029	11,061

Net cash provided by operating activities	1,773,341	1,100,848	1,180,046

Cash flows from investing activities:
Additions of property and equipment, net	(617,597)	(550,146)	(400,156)
Acquisitions	(310,394)	(4,294,077)	(1,077,442)
Proceeds from asset sales	62,258	3,559	75,183
Purchase of investments available-for-sale	(12,445)	(3,935)	(5,971)
Purchase of investments held-to-maturity	(1,039)	(7,418)	(37,628)
Proceeds from sale of investments available-for-sale	4,158	7,211	1,149
Proceeds from maturities of investments held-to-maturity	1,376	14,530	47,695
Purchase of equity investments and other assets	(3,696)	(2,182)	(2,398)
Distributions received on equity investments	497	8	340

Net cash used in investing activities	(876,882)	(4,832,450)	(1,399,228)

Cash flows from financing activities:
Borrowings	66,286,097	43,248,175	36,395,105
Payments on long-term debt, contingent earn-out obligations and other financing costs	(66,724,104)	(39,343,268)	(36,267,445)
Purchase of treasury stock	—	—	(323,348)
Distributions to noncontrolling interests	(139,326)	(113,504)	(100,653)
Stock award exercises and other share issuances, net	16,423	6,647	11,316
Excess tax benefits from stock award exercises	36,197	62,036	20,834
Contributions from noncontrolling interests	36,996	37,395	21,010
Proceeds from sales of additional noncontrolling interests	8,295	1,664	9,687
Purchases from noncontrolling interests	(3,569)	(26,761)	(13,689)

Net cash provided by (used in) financing activities	(482,991)	3,872,384	(247,183)

Effect of exchange rate changes on cash and cash equivalents	(967)	(786)	—
Net increase (decrease) in cash and cash equivalents	412,501	139,996	(466,365)
Cash and cash equivalents at beginning of the year	533,748	393,752	860,117

Cash and cash equivalents at end of the year	$946,249	$533,748	$393,752

See notes to consolidated financial statements.

DAVITA HEALTHCARE PARTNERS INC.

CONSOLIDATED STATEMENTS OF EQUITY

(dollars and shares in thousands)

	Non-controlling Interests subject to put Provisions	DaVita HealthCare Partners Inc. Shareholders’ Equity								Non- controlling interests not subject to put provisions
		Common stock		Additional paid-in capital	Retained earnings	Treasury stock		Accumulated Other comprehensive income (loss)	Total
		Shares	Amount			Shares	Amount
Balance at December 31, 2010	$383,052	269,725	$270	$620,411	$2,717,817	(77,722)	$(1,360,579)	$503	$1,978,422	$58,712
Comprehensive income:
Net income	59,135				478,001				478,001	36,259
Other comprehensive income								(19,987)	(19,987)
Stock purchase shares issued				4,268		351	6,554		10,822
Stock unit shares issued				(2,866)		156	2,866		—
Stock options and SSARs exercised				(37,370)		2,362	42,813		5,443
Stock-based compensation expense				48,718					48,718
Excess tax benefits from stock awards exercised				20,834					20,834
Distributions to noncontrolling interests	(61,343)									(39,310)
Contributions from noncontrolling interests	12,547									8,463
Sales and assumptions of additional noncontrolling interests	49,343			(1,299)					(1,299)	55,566
Purchases from noncontrolling interests	(2,103)			(9,486)					(9,486)	(2,100)
Changes in fair value of noncontrolling interests	63,762			(63,762)					(63,762)
Expired put provision	(26,177)			16,717					16,717	9,460
Purchase of treasury stock						(7,589)	(323,348)		(323,348)

Balance at December 31, 2011	$478,216	269,725	$270	$596,165	$3,195,818	(82,442)	$(1,631,694)	$(19,484)	$2,141,075	$127,050
Comprehensive income:
Net income	66,456				536,017				536,017	38,764
Other comprehensive income								4,187	4,187
Stock purchase shares issued				4,311		203	4,011		8,322
Stock unit shares issued				(8,303)		419	8,303		—
Stock options and SSARs exercised				(83,558)		4,332	85,733		2,175
Stock-based compensation expense				45,384					45,384
Excess tax benefits from stock awards exercised				62,036					62,036
Issuance of common stock associated with the HCP acquisition				684,161		18,760	371,311		1,055,472
Assumption of noncontrolling interests associated with the HCP acquisition										29,850
Distributions to noncontrolling interests	(70,133)									(43,371)
Contributions from noncontrolling interests	26,371									11,024
Sales and assumptions of additional noncontrolling interests	20,124			1,064					1,064	2,432
Purchases from noncontrolling interests	(5,229)			(20,694)					(20,694)	(838)
Changes in fair value of noncontrolling interests	71,901			(71,901)					(71,901)
Held for sale reclassification	(7,014)
Purchase accounting adjustment										(11,123)

Balance at December 31, 2012	$580,692	269,725	$270	$1,208,665	$3,731,835	(58,728)	$(1,162,336)	$(15,297)	$3,763,137	$153,788

DAVITA HEALTHCARE PARTNERS INC.

CONSOLIDATED STATEMENTS OF EQUITY—(continued)

(dollars and shares in thousands)

	Non-controlling Interests subject to put Provisions	DaVita HealthCare Partners Inc. Shareholders’ Equity								Non- controlling interests not subject to put provisions
		Common stock		Additional paid-in capital	Retained earnings	Treasury stock		Accumulated Other comprehensive income (loss)	Total
		Shares	Amount			Shares	Amount
Comprehensive income:
Net income	78,215				633,446				633,446	45,540
Other comprehensive income								12,652	12,652
Stock purchase shares issued		238		12,817					12,817
Stock unit shares issued		7		(3,286)		164	3,247		(39)
Stock-settled SAR shares issued		313		(29,025)		1,444	28,561		(464)
Stock-based compensation expense				59,998					59,998
Excess tax benefits from stock awards exercised				36,197					36,197
Distributions to noncontrolling interests	(80,353)									(58,973)
Contributions from noncontrolling interests	22,053									14,943
Sales and assumptions of additional noncontrolling interests	23,642			(1,442)					(1,442)	10,770
Purchases from noncontrolling interests	(512)			(3,119)					(3,119)	(147)
Expiration of put option and other reclassification	(7,141)									7,141
Changes in fair value of noncontrolling interests	80,704			(80,704)					(80,704)
Treasury stock retirement		(57,120)	(57)	(129,179)	(1,001,292)	57,120	1,130,528		—

Balance at December 31, 2013	$697,300	213,163	$213	$1,070,922	$3,363,989	—	$—	$(2,645)	$4,432,479	$173,062

See notes to consolidated financial statements.

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

1.	Organization and summary of significant accounting policies

Organization

DaVita HealthCare Partners Inc. primarily operates two major lines of business and, to a lesser extent, various other ancillary services and strategic initiatives, including our international dialysis operations. The Company’s largest line of business is its U.S. dialysis and related lab services business, which operates kidney dialysis centers and provides related lab services primarily in outpatient dialysis centers and in contracted hospitals within the U.S. As of December 31, 2013, the Company operated or provided administrative services through a network of 2,074 U.S. outpatient dialysis centers in 45 states and the District of Columbia, serving approximately 163,000 patients. The Company’s other major line of business is HCP, which is a patient- and physician-focused integrated healthcare delivery and management company that provides medical services to members primarily through capitation contracts with some of the nation’s leading health plans.

In addition, as of December 31, 2013, the Company operated or provided administrative services to 73 outpatient dialysis centers located in ten countries outside of the U.S. The Company’s U.S. dialysis and related lab services business and HCP qualify as separately reportable segments and the Company’s other ancillary services and strategic initiatives, including its international operations, have been combined and disclosed in the other segments category.

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

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

The most significant assumptions and estimates underlying these financial statements and accompanying notes involve revenue recognition and accounts receivable, contingencies, impairments of long-lived assets including goodwill, valuation adjustments, accounting for income taxes, quarterly, annual and long-term variable compensation accruals, consolidation of variable interest entities, purchase accounting valuation estimates, other fair value estimates, stock-based compensation and medical liability claims. Specific estimating risks and contingencies are further addressed within these notes to the consolidated financial statements.

Patient service net revenues and accounts receivable

Patient service net revenues are recognized in the period services are provided. Revenues consist primarily of payments from Medicare, Medicaid and commercial health plans for dialysis and ancillary services provided to patients. A usual and customary fee schedule is maintained for the Company’s dialysis treatments and other patient services; however, actual collectible revenue is normally recognized at a discount from the fee schedule.

Patient service revenues earned by HCP are recognized in the period services are provided, net of an estimated contractual allowance and are mainly attributable to primary care physician services and certain other specialty care services provided to patients.

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

Revenues associated with commercial health plans are estimated based on contractual terms for the patients under healthcare plans with which the Company has formal agreements, non-contracted health plan coverage terms if known, estimated secondary collections, historical collection experience, historical trends of refunds and payor payment adjustments (retractions), inefficiencies in the Company’s billing and collection processes that can result in denied claims for payments, and regulatory compliance matters.

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

Under Medicare’s bundled payment rate system, services covered by Medicare are subject to estimating risk, whereby reimbursements from Medicare can vary significantly depending upon certain patient characteristics and other variable factors. Prior to January 1, 2011, services covered by Medicare as well as Medicaid were less subject to estimating risks since both Medicare and Medicaid rates used a prospective payment method established in advance with definitive terms. Even with the bundled payment rate system, Medicare payments for bad debt claims as established by cost reports require evidence of collection efforts. As a result, billing and collection of Medicare bad debt claims can be delayed significantly and final payment is subject to audit.

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

Capitated revenue

HCP capitated revenue

The Company’s associated medical groups are licensed to contract with health maintenance organizations (HMOs), to provide physician services in California under capitation contracts, and to provide both hospital and physician services under global risk capitation contracts in Florida, Nevada, New Mexico and Arizona. HCP’s revenues consist primarily of fees for medical services provided by these medical group entities’ payments from capitated contracts with various HMOs and revenues under risk-sharing programs. Capitation revenue under HMO contracts is prepaid monthly based on the number of enrollees electing physicians affiliated with one of the medical group entities as their health care provider, regardless of the level of actual medical services utilized. Capitation revenue is reported as revenue in the month in which enrollees are entitled to receive health care. A portion of the capitation revenue pertaining to Medicare enrollees is subject to possible retroactive premium risk adjustments based on their individual acuity. Due to lack of sufficient data to project the amount of such retroactive adjustments, the Company records any corresponding retroactive revenues in the year of receipt.

Depending on the applicable state regulation regarding global risk capitation, revenues may be received by the Company or by an independent hospital with which the Company contracts under various managed care-related administrative services agreements. In the Florida, Nevada, New Mexico and Arizona service markets, the global capitation revenue is recorded by the Company with the corresponding cost of medical care reported by the Company as patient care costs. In California, the Company receives professional capitation and either the health plan retains the capitated revenues in a shared risk pool or the independent hospitals receive the institutional capitation revenues. The revenues are used to pay medical claims for the related enrollees. The Company is entitled to any residual amounts and bears the risk of any deficits. In all cases, an estimate is made for the cost of medical services that have been incurred and where no medical claim has been received (IBNR).

Under risk-sharing programs, the medical groups share in the risk for hospitalization services and earn additional incentive revenues or incur penalties based on the utilization of hospital services. Estimated shared-risk receivables from the HMOs are recorded based upon hospital utilization and associated costs incurred by assigned HMO enrollees, including an estimate of IBNR compared to budgeted funding. Differences between actual contract settlements and estimated receivables or payables are recorded in the year of final settlement. The medical groups also receive other incentive payments from health plans based on specified performance and quality criteria. These amounts are accrued when earned and the amounts can be reasonably estimated, and are included in HCP’s revenues. HCP recently obtained a restricted Knox-Keene license in California, which now permits HCP to enter into contracts with health plans allowing it to recognize revenue in 2014 under global capitation arrangements for both professional and institutional services.

Other capitated revenues

One of the Company’s subsidiaries operates a Medicare Advantage ESRD Special Needs Plan in partnership with a payor that works with CMS to provide ESRD patients full service health care. The Company is at risk for all medical costs of the program in excess of the capitation payments.

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

Other revenues

Other revenues consist of the non-patient service revenues associated with the ancillary services and strategic initiatives, management and administrative support services that are provided to outpatient dialysis centers that the Company does not own or in which the Company owns a minority equity interest, retail pharmacies and medical consulting services. The Company also provides administrative and management support services to a medical services joint venture in which the Company owns a 50% interest. Management fees are principally determined as a percentage of the managed operations’ revenues or cash collections and in some cases an additional component based upon a percentage of operating income. Management fees are included in net revenues when earned and represent less than 1% of total consolidated operating revenues. Revenues related to medical consulting services are recognized in the period services are provided.

Allowance for uncollectible accounts

Net revenue recognition and allowances for uncollectible billings require the use of estimates of the amounts that will ultimately be realized considering, among other items, retroactive adjustments that may be associated with regulatory reviews, audits, billing reviews and other matters. The Company’s policy is to write off any uncollectible accounts receivable balance only after all collection efforts have been exhausted or when write off is mandated by federal or state policies or required by certain payor contracts. It is also the Company’s policy to write off any accounts receivable balance associated with any payors or patients when the Company receives notification of a bankruptcy filing.

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

Funds on deposit with a third party

The Company has established a risk sharing arrangement with a California hospital, wherein the Company shares in any surplus or deficit. One of the terms of this agreement is the establishment of a segregated investment fund to ensure adequate cash to pay IBNR. The Company and the hospital monitor the reserve balance to maintain the adequacy of funds on deposit. The Company has $79,317 in such funds as of December 31, 2013, in other current assets on the consolidated balance sheet.

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

Amortizable intangibles

Amortizable intangible assets and liabilities include customer relationships, trade names, provider networks, supply agreements, practice management tools, non-competition and similar agreements, lease agreements, hospital acute services contracts, supply agreements and deferred debt financing costs, each of which have finite useful lives. Amortization expense is computed using the straight-line method over the useful lives of the assets estimated as follows: customer relationships, ten to twenty years; trade names, provider networks and practice management tools, two to fifteen years; non-competition and similar agreements, two to ten years; the alliance and product supply agreement, ten years; and lease agreements and hospital acute service contracts, over the term of the lease or contract period, respectively. Deferred debt financing costs are amortized to debt expense over the term of the related debt using the effective interest method.

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

Goodwill

Goodwill represents the difference between the fair value of businesses acquired and the fair value of the identifiable tangible and intangible net assets acquired. Goodwill is not amortized, but is assessed for valuation impairment as circumstances warrant and at least annually. An impairment charge would be recorded to the extent the carrying amount of goodwill exceeds its implied fair value. The Company operates several reporting units for goodwill impairment assessments. See Note 10 to the consolidated financial statements for further details.

Impairment of long-lived assets

Long-lived assets, including property and equipment, equity investments in non-consolidated businesses, amortizable intangible assets and indefinite-lived intangible assets are reviewed for possible impairment at least annually and whenever significant events or changes in circumstances indicate that an impairment may have occurred, including changes in the Company’s business strategy and plans, changes in the quality or structure of its relationships with its partners or deteriorating operating performance of individual outpatient dialysis centers or other operations. An impairment is indicated when the sum of the expected future undiscounted net cash flows identifiable to an asset group is less than its carrying amount. Impairment losses are measured based upon the difference between the actual or estimated fair values, which are based on market values, net realizable values or projections of discounted net cash flows, as appropriate, and the carrying amount of the asset. Impairment charges are included in operating expenses.

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

An estimate of amounts due to contracted physicians, hospitals, and other professional providers is included in medical payables in the accompanying consolidated balance sheets. Medical payables include claims reported as of the balance sheet date and estimates of IBNR. Such estimates are developed using actuarial methods and are based on many variables, including the utilization of health care services, historical payment patterns, cost trends, product mix, seasonality, changes in membership, and other factors. The estimation methods and the resulting reserves are continually reviewed and updated. Many of the medical contracts are complex in nature and may be subject to differing interpretations regarding amounts due for the provision of various services. Such differing interpretations may not come to light until a substantial period of time has passed following the contract implementation. Any adjustments to reserves are reflected in current operations.

Income taxes

Federal and state income taxes are computed at currently enacted tax rates less tax credits using the asset and liability method. Deferred taxes are adjusted both for items that do not have tax consequences and for the cumulative effect of any changes in tax rates from those previously used to determine deferred tax assets or liabilities. Tax provisions include amounts that are currently payable, changes in deferred tax assets and liabilities that arise because of temporary differences between the timing of when items of income and expense are recognized for financial reporting and income tax purposes, changes in the recognition of tax positions and any changes in the valuation allowance caused by a change in judgment about the realizability of the related deferred tax assets. A valuation allowance is established when necessary to reduce deferred tax assets to amounts expected to be realized.

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

Interest rate swap and cap agreements

The Company has several interest rate swap agreements as a means of hedging its exposure to and volatility from LIBOR variable-based interest rate changes as part of its overall interest rate risk management strategy. These agreements are designated as cash flow hedges and are not held for trading or speculative purposes. The swap agreements have the economic effect of converting the LIBOR variable component of the Company’s interest rate to fixed rates on the Company’s Term Loan A and Term Loan A-3 outstanding balances. In addition, the Company has several interest rate cap agreements that have the economic effect of capping the Company’s maximum exposure to LIBOR variable interest rate changes on specific portions of the Company’s Term Loan B totaling $1,250,000 and $1,485,000 on the Company’s Term Loan B-2. See Note 14 to the consolidated financial statements for further details.

Noncontrolling interests

Noncontrolling interests represent third-party minority equity ownership interests in consolidated entities which are majority-owned by the Company, as well as the equity ownership interests in entities that are not owned by the Company but which are consolidated for financial statement reporting purposes. As of December 31, 2013, third parties held noncontrolling ownership interests in approximately 300 consolidated legal entities.

Fair value estimates

The Company currently measures the fair value of certain assets, liabilities (including contingent earn-out consideration) and noncontrolling interests subject to put provisions (temporary equity) based upon certain valuation techniques that include observable or unobservable market inputs and assumptions that market participants would use in pricing these assets, liabilities and temporary equity. The Company has also classified its assets, liabilities and temporary equity into the appropriate fair value hierarchy levels as defined by the FASB. See Note 24 to the consolidated financial statements for further details.

New accounting standards

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

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

On January 1, 2013, the Company adopted FASB’s ASU No. 2013-02 Comprehensive Income. This standard requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. See Note 20 to the consolidated financial statements for further details.

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

On January 1, 2012, the Company adopted FASB’s ASU No. 2011-07, Health Care Entities-Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts. This standard amends the prior presentation and disclosure requirements for health care entities that recognize significant amounts of patient service revenues at the time the services are rendered without assessing the patient’s ability to pay. This standard requires health care entities to reclassify the provision for bad debts from an operating expense to a deduction from patient service revenues. In addition, this standard requires more disclosure on the policies for recognizing revenue, assessing bad debts, as well as quantitative and qualitative information regarding changes in the allowance for doubtful accounts. This standard was applied retrospectively to all prior periods presented. Upon adoption of this standard, the Company changed its presentation of its provision for uncollectible accounts related to patient service revenues as a deduction from its patient service operating revenues and enhanced its disclosures as indicated above. See Notes 3 and 29 to the consolidated financial statements for further details.

On January 1, 2012, the Company adopted FASB’s ASU No. 2011-05 as amended by ASU No. 2011-12, Comprehensive Income—Presentation of Comprehensive Income. This standard amends the prior presentation requirements for comprehensive income by eliminating the presentation of the components of other comprehensive income within the statement of equity. This standard allows two alternatives on how to present the various components of comprehensive income. These alternatives are either to report the components of comprehensive income separately on the income statement or to present total other comprehensive income and the components of other comprehensive income in a separate statement. This standard does not change the items that must be reported in other comprehensive income or when an item must be reclassified into net income. This standard was applied retrospectively. Upon adoption of this standard, the Company presented total other comprehensive income and the components of other comprehensive income in a separate statement of comprehensive income. See Note 29 to the consolidated financial statements for further details.

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

Basic net income per share is calculated by dividing net income attributable to the Company adjusted for any change in noncontrolling interest redemption rights in excess of fair value, by the weighted average number of common shares and vested stock units outstanding, net of shares held in escrow that under certain circumstances may be returned to the Company.

Diluted net income per share includes the dilutive effect of outstanding stock-settled stock appreciation rights (SSARs), stock options and unvested stock units (under the treasury stock method) as well as shares held in escrow that the Company expects will remain outstanding.

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

The reconciliations of the numerators and denominators used to calculate basic and diluted net income per share are as follows:

	Year ended December 31,
	2013	2012	2011
	(shares in thousands)
Basic:
Income from continuing operations attributable to DaVita HealthCare Partners Inc.	$620,197	$536,236	$496,182
Change in noncontrolling interest redemption rights in excess of fair value	—	—	335

Income from continuing operations for basic earnings per share calculation	620,197	536,236	496,517
Discontinued operations attributable to DaVita HealthCare Partners Inc.	13,249	(219)	(18,181)

Net income attributable to DaVita HealthCare Partners Inc. for basic earnings per share calculation	$633,446	$536,017	$478,336

Weighted average shares outstanding during the period	212,128	192,396	189,309
Vested stock units	5	6	7
Weighted average contingently returnable shares held in escrow as a result of the acquisition of HealthCare Partners	(2,194)	(366)	—

Weighted average shares for basic earnings per share calculation	209,939	192,036	189,316

Basic income from continuing operations per share attributable to DaVita HealthCare Partners Inc.	$2.95	$2.79	$2.62
Basic income from discontinued operations per share attributable to DaVita HealthCare Partners Inc.	0.07	—	(0.09)

Basic net income per share attributable to DaVita HealthCare Partners Inc.	$3.02	$2.79	$2.53

Diluted:
Income from continuing operations attributable to DaVita HealthCare Partners Inc.	$620,197	$536,236	$496,182
Change in noncontrolling interest redemption rights in excess of fair value	—	—	335

Income from continuing operations for diluted earnings per share calculation	620,197	536,236	496,517
Discontinued operations attributable to DaVita HealthCare Partners Inc.	13,249	(219)	(18,181)

Net income attributable to DaVita HealthCare Partners Inc. for diluted earnings per share calculation	$633,446	$536,017	$478,336

Weighted average shares outstanding during the period	212,128	192,396	189,309
Vested stock units	5	6	7
Assumed incremental shares from stock plans	2,631	3,540	3,748

Weighted average shares for diluted earnings per share calculation	214,764	195,942	193,064

Diluted income from continuing operations per share attributable to DaVita HealthCare Partners Inc.	$2.89	$2.74	$2.57
Diluted income from discontinued operations per share attributable to DaVita HealthCare Partners Inc.	0.06	—	(0.09)

Diluted net income per share attributable to DaVita HealthCare Partners Inc.	$2.95	$2.74	$2.48

Anti-dilutive stock-settled awards excluded from calculation(1)	4,194	2,616	4,775

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

(1)	Shares associated with stock-settled stock appreciation rights and stock options excluded from the diluted denominator calculation because they are anti-dilutive under the treasury stock method.

3.	Accounts receivable

Approximately 14% and 17% of the Company’s accounts receivable balances as of December 31, 2013 and 2012, respectively, were more than six months old, and there were no significant balances over one year old. Accounts receivable are principally from Medicare and Medicaid programs and commercial insurance plans.

Accounts receivable are reduced by an allowance for doubtful accounts. In evaluating the ultimate collectability of its accounts receivable, the Company analyzes its historical cash collection experience and trends for each of its government payors and commercial payors to estimate the adequacy of the allowance for doubtful accounts and the amount of the provision for uncollectible accounts. Management regularly updates its analysis based upon the most recent information available to it to determine its current provision for uncollectible accounts and the adequacy of its allowance for doubtful accounts. For receivables associated with dialysis patient services covered by government payors, like Medicare, the Company receives 80% of the payment directly from Medicare as established under the government’s bundled payment system and determines an appropriate allowance for doubtful accounts and provision for uncollectible accounts on the remaining balance due depending upon the Company’s estimate of the amounts ultimately collectible from other secondary coverage sources or from the patients. For receivables associated with services to patients covered by commercial payors that are either based upon contractual terms or for non-contracted health plan coverage, the Company provides an allowance for doubtful accounts by recording a provision for uncollectible accounts based upon its historical collection experience, potential inefficiencies in its billing processes and for which collectability is determined to be unlikely. Approximately 1% of the Company’s net accounts receivable are associated with patient pay and it is the Company’s policy to reserve 100% of the dialysis outstanding accounts receivable balances when those amounts due are outstanding for more than four months.

During the years ended December 31, 2013 and 2012, the Company’s allowance for doubtful accounts decreased by approximately $7,979 and $5,221, respectively. The decrease in 2013 and 2012 were primarily due to an increase in the timing of non-covered Medicare write-offs during the period in the Company’s U.S. dialysis business. There were no unusual non-acquisition transactions impacting the allowance for doubtful accounts.

4.	Other receivables

Other receivables were comprised of the following:

	December 31,
	2013	2012
Supplier rebates and non-trade receivables	$217,100	$207,590
Medicare bad debt claims	110,825	41,211
Operating advances under management and administrative services agreements	21,165	16,870

	$349,090	$265,671

Operating advances under management and administrative services agreements are generally unsecured.

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

5.	Other current assets

Other current assets consist principally of prepaid expenses, funds on deposit with third parties and held for sale assets.

	December 31,
	2013	2012
Prepaid expenses	$93,877	$75,853
Funds on deposit with third parties	79,317	70,922
Held for sale assets	—	51,547
Other	3,220	3,250

	$176,414	$201,572

6.	Property and equipment

Property and equipment were comprised of the following:

	December 31,
	2013	2012
Land	$34,960	$35,633
Buildings	157,998	148,881
Leasehold improvements	1,749,632	1,494,676
Equipment and information systems	1,832,221	1,577,976
New center and capital asset projects in progress	192,859	137,387

	3,967,670	3,394,553
Less accumulated depreciation	(1,778,259)	(1,522,183)

	$2,189,411	$1,872,370

Depreciation expense on property and equipment was $373,107, $299,810 and $247,966 for 2013, 2012 and 2011, respectively.

Interest on debt incurred during the development of new centers and other capital asset projects is capitalized as a component of the asset cost based on the respective in-process capital asset balances. Interest capitalized was $6,408, $8,126 and $4,887 for 2013, 2012 and 2011, respectively.

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

7.	Intangibles

Intangible assets were comprised of the following:

	December 31,
	2013	2012
Customer relationships	$1,503,426	$1,486,160
Trade names	170,994	170,494
Provider network and practice management tools	184,558	184,264
Noncompetition and other agreements	495,475	460,011
Lease agreements	8,889	9,574
Deferred debt financing costs	121,872	121,176
Indefinite-lived assets	22,932	762

	2,508,146	2,432,441
Less accumulated amortization	(483,773)	(304,323)

Total intangible assets	$2,024,373	$2,128,118

Amortization expense from amortizable intangible assets, other than lease agreements and deferred debt financing costs, was $160,960, $47,489 and $21,589 for 2013, 2012 and 2011, respectively. Deferred debt issuance costs were amortized to debt expense as described in Note 14 to these consolidated financial statements. Lease agreement intangible assets and liabilities were amortized to rent expense in the amounts of $(1,447), $103 and $361 for 2013, 2012 and 2011, respectively.

Amortizable intangible liabilities were comprised of the following:

	December 31,
	2013	2012
Alliance and product supply agreement commitment (See Note 18)	$68,200	$68,200
Less accumulated amortization	(58,873)	(53,543)

Net Alliance and product supply agreement	9,327	14,657
Lease agreements (net of accumulated amortization of $2,628 and $606)	12,563	14,585

	$21,890	$29,242

Amortization benefit recognized from the alliance and product supply agreement was $5,330 each for 2013, 2012 and 2011, respectively. Lease agreement intangible liabilities are classified in other long-term liabilities and amortized to rent expense.

Scheduled amortization charges from amortizable intangible assets and liabilities as of December 31, 2013 were as follows:

	Customer relationships	Trade names	Provider network and practice management tools	Noncompetition and other agreements	Lease agreements, net	Deferred debt financing costs	Alliance and product supply agreement liability
2014	75,307	16,423	26,394	43,142	(2,156)	18,724	(5,330)
2015	75,358	16,418	26,403	38,439	(2,107)	17,097	(3,997)
2016	75,358	16,418	26,353	29,256	(1,506)	12,888	—
2017	75,328	16,407	26,161	26,068	(1,185)	9,715	—
2018	75,312	16,353	26,075	18,902	(849)	6,885	—
Thereafter	1,037,146	70,209	23,130	47,639	(4,760)	12,133	—

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

8.	Equity investments and other investments

Equity investments in non-consolidated businesses were $40,686 and $35,150 at December 31, 2013 and 2012, respectively. During 2013, 2012 and 2011, the Company recognized income of $34,558, $16,377 and $8,776, respectively, relating to equity investments in non-consolidated businesses under the equity method of accounting. In 2013 and 2012, the Company’s equity method investment income included $22,758 and $4,980, respectively, of equity income from HCP’s equity investments. During 2013, the Company purchased $5,000 of preferred stock in a privately held company that is accounted for under the cost method as this investment does not have a readily determinable fair value.

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

The Company’s investments in securities consist of the following:

	December 31, 2013			December 31, 2012
	Held to maturity	Available for sale	Total	Held to maturity	Available for sale	Total
Certificates of deposit and money market funds due within one year	$5,601	$—	$5,601	$5,938	$—	$5,938
Investments in mutual funds	—	19,421	19,421	—	15,185	15,185

	$5,601	$19,421	$25,022	$5,938	$15,185	$21,123

Short-term investments	$5,601	$1,200	$6,801	$5,938	$1,200	$7,138
Long-term investments	—	18,221	18,221	—	13,985	13,985

	$5,601	$19,421	$25,022	$5,938	$15,185	$21,123

The cost of certificates of deposit and money market funds at December 31, 2013 and 2012 approximate their fair value. As of December 31, 2013 and 2012, available for sale investments included $5,096 and $2,146, respectively, of gross pre-tax unrealized gains. During 2013 and 2012 the Company recorded gross pre-tax unrealized gains of $3,752 and $2,524, respectively, in other comprehensive income associated with changes in the fair value of these investments. During 2013, the Company sold investments in mutual funds for net proceeds of $4,158, and recognized a pre-tax gain of $802, or $490 after tax, that was previously recorded in other comprehensive income. During 2012, the Company sold investments in mutual funds for net proceeds of $7,211, and recognized a pre-tax gain of $123, or $75 after tax, that was previously recorded in other comprehensive income.

Investments in mutual funds classified as available for sale are held within a trust to fund existing obligations associated with several of the Company’s non-qualified deferred compensation plans.

Certain HCP entities are required to maintain minimum cash balances in order to comply with regulatory requirements in conjunction with medical claim reserves. As of December 31, 2013, this minimum cash balance was approximately $51,000.

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

10.	Goodwill

Changes in the value of goodwill by reportable segments were as follows:

	Year ended December 31, 2013
	U.S. dialysis and related lab services	HCP	Other ancillary services and strategic initiatives	Consolidated total
Balance at January 1, 2013	$5,309,152	$3,506,571	$137,027	$8,952,750
Acquisitions	163,037	17,833	90,397	271,267
Divestitures	(2,728)	—	—	(2,728)
Other adjustments	12	(8,242)	(85)	(8,315)

Balance at December 31, 2013	$5,469,473	$3,516,162	$227,339	$9,212,974

	Year ended December 31, 2012
	U.S. dialysis and related lab services	HCP	Other ancillary services and strategic initiatives	Consolidated total
Balance at January 1, 2012	$4,865,864	$—	$81,112	$4,946,976
Acquisitions	443,997	3,518,790	88,611	4,051,398
Divestitures	(709)	—	—	(709)
Held for sale	—	—	(31,853)	(31,853)
Other adjustments	—	—	(843)	(843)

Balance at December 31, 2012 as previously reported	$5,309,152	$3,518,790	$137,027	$8,964,969
HCP purchase accounting adjustments	—	(12,219)	—	(12,219)

Balance at December 31, 2012 as adjusted	$5,309,152	$3,506,571	$137,027	$8,952,750

Each of the Company’s operating segments described in Note 25 to these consolidated financial statements represents an individual reporting unit for goodwill impairment testing purposes, except that each sovereign jurisdiction within our international operating segments is considered a separate reporting unit.

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

During 2013 and 2012, the Company did not record any goodwill impairment charges. As of December 31, 2013, none of the goodwill associated with the Company’s various reporting units was considered at risk of

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

impairment. Since the dates of the Company’s last annual goodwill impairment tests, there have been certain developments, events, changes in operating performance and other changes in circumstances that have affected the Company’s businesses, however these did not cause management to believe it is more likely than not that the fair value of any of its reporting units would be less than its carrying amount.

In 2011, the Company estimated that the carrying amount of goodwill related to HomeChoice exceeded its implied fair value by $24,000, resulting in a pre-tax goodwill impairment charge of that amount. This amount is included as a component of losses from operations of discontinued operations as a result of the divestiture of HomeChoice on February 1, 2013. See Note 21 to the consolidated financial statements for further details.

11.	Other liabilities

Other liabilities were comprised of the following:

	December 31,
	2013	2012
Payor refunds and retractions	$169,480	$163,520
Contingent earn-out consideration	6,577	142,244
Insurance and self-insurance accruals	84,882	78,073
Accrued interest	45,662	44,884
Other medical payables	31,219	39,698
Held for sale	—	18,440
Accrued non-income tax liabilities	18,366	17,976
Interest rate swap agreements	12,069	—
Other	96,167	58,530

	$464,422	$563,365

12.	Medical payables

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

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

The following table shows the components of changes in the health care costs payable for the year ended December 31, 2013:

Year ended December 31, 2013
Health care costs payable, beginning of the year	$119,512

Acquisitions and other adjustments	26,575

Add: Components of incurred health care costs
Current year	1,329,887
Prior years	(16,587)

Total incurred health care costs	1,313,300

Less: Claims paid
Current year	1,169,455
Prior years	117,622

Total claims paid	1,287,077

Health care costs payable, end of the year	$172,310

Our prior year estimates of health care costs payable decreased by $16,587 resulting from certain medical claims being settled for amounts less than originally estimated. When significant (decreases) increases in prior-year health care cost estimates occur that we believe significantly impact our current year operating results, we disclose that amount as (favorable) unfavorable development of prior-year’s health care cost estimates. Actual claim payments for prior year services have not been materially different from our year-end estimates.

13.	Income taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Income tax expense (benefit) consisted of the following:

	Year ended December 31,
	2013	2012	2011
Current:
Federal	$334,258	$239,232	$202,733
State	68,715	49,178	42,191
International	1,764	660	—

Total current income tax	$404,737	$289,070	$244,924
Deferred:
Federal	(6,695)	64,195	63,661
State	(8,941)	6,498	7,140
International	746	—	—

Total deferred income tax	$(14,890)	$70,693	$70,801

	$389,847	$359,763	$315,725

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

The allocation of income tax expense (benefit) was as follows:

	Year ended December 31,
	2013	2012	2011
Continuing operations	$381,013	$359,845	$325,292
Discontinued operations	(84)	(82)	(8,873)
Gain (loss) on discontinued operations	8,918	—	(694)

	$389,847	$359,763	$315,725

The reconciliation between the Company’s effective tax rate from continuing operations and the U.S. federal income tax rate is as follows:

	Year ended December 31,
	2013	2012	2011
Federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.8	4.0	4.1
International rate differential	0.1	—	—
Changes in deferred tax valuation allowances	0.3	—	(0.3)
Contingent earn-out adjustments	(2.6)	—	—
Other	1.4	1.1	0.9
Impact of noncontrolling interests primarily attributable to non-tax paying entities	(4.1)	(4.2)	(4.2)

Effective tax rate	33.9%	35.9%	35.5%

The Company has not recognized any deferred taxes for the undistributed earnings of its foreign subsidiaries because the Company currently expects those earnings to be permanently reinvested. Determination of the amount of unrecognized deferred taxes related to undistributed earnings of foreign subsidiaries is not practicable because such liability, if any, is dependent on circumstances that will exist if and when remittance occurs.

Deferred tax assets and liabilities arising from temporary differences associated with continuing operations were as follows:

	December 31,
	2013	2012
Receivables	$63,001	$126,263
Accrued liabilities	258,562	231,500
Loss contingency reserve	139,844	—
Net operating loss carryforwards	96,212	103,458
Other	66,839	55,488

Deferred tax assets	624,458	516,709
Valuation allowance	(13,860)	(12,585)

Net deferred tax assets	610,598	504,124

Intangible assets	(798,106)	(698,480)
Property and equipment	(210,008)	(186,374)
Other	(5,462)	(10,780)

Deferred tax liabilities	(1,013,576)	(895,634)

Net deferred tax liabilities	$(402,978)	$(391,510)

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

At December 31, 2013, the Company had federal net operating loss carryforwards of approximately $231,711 that expire through 2033, although a substantial amount expire by 2028. The Company also had state net operating loss carryforwards of $263,461 that expire through 2033 and international net operating loss carryforwards of $17,751, some of which have an indefinite life. The utilization of a portion of these losses may be limited in future years based on the profitability of certain entities. The valuation allowance increase of $1,275 is primarily due to the realizability of losses in certain foreign jurisdictions.

Unrecognized tax benefits

A reconciliation of the beginning and ending liability for unrecognized tax benefits that do not meet the more-likely-than-not threshold were as follows:

	Year ended December 31,
	2013	2012
Balance beginning	$67,546	$8,943
Additions for tax positions related to current year	6,005	2,102
(Reductions) additions for tax positions related to prior years	(3,901)	58,442
Reductions related to lapse of applicable statute	(8,480)	(1,941)
Reductions related to settlements with taxing authorities	(632)	—

Balance ending	$60,538	$67,546

The additions for tax positions related to prior years represent acquired tax reserves.

As of December 31, 2013, the Company’s total liability for unrecognized tax benefits relating to tax positions that do not meet the more-likely-than-not threshold is $60,538, of which $33,758 would impact the Company’s effective tax rate if recognized. This balance represents a decrease of $7,008 from the December 31, 2012 balance of $67,546, primarily due to statute lapses and the filing of accounting method changes.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in its income tax expense. At December 31, 2013 and 2012, the Company had approximately $10,742 and $12,073, respectively, accrued for interest and penalties related to unrecognized tax benefits, net of federal tax benefit.

As of December 31, 2013, it is reasonably possible that $26,779 of unrecognized tax benefits may be recognized within the next twelve months, primarily related to the filing of tax accounting method changes.

The Company and its subsidiaries file U.S. federal and state income tax returns and various international income tax returns. The Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2010 and 2006, respectively.

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

14.	Long-term debt

Long-term debt was comprised of the following:

	December 31,
	2013	2012
Senior Secured Credit Facilities:
Term Loan A	$800,000	$900,000
Term Loan A-3	1,282,500	1,350,000
Term Loan B	1,697,500	1,715,000
Term Loan B-2	1,633,500	1,650,000
Senior notes	2,800,000	2,800,000
Acquisition obligations and other notes payable	67,352	69,527
Capital lease obligations	152,751	96,594

Total debt principal outstanding	8,433,603	8,581,121
Discount on long-term debt	(17,675)	(21,545)

	8,415,928	8,559,576
Less current portion	(274,697)	(233,042)

	$8,141,231	$8,326,534

Scheduled maturities of long-term debt at December 31, 2013 were as follows:

2014	274,697
2015	845,831
2016	1,897,554
2017	910,263
2018	806,339
Thereafter	3,698,919

Term Loans

Total outstanding borrowings under Term Loan A, Term Loan A-3, Term Loan B and Term Loan B-2 can consist of various individual tranches that can range in maturity from one month to twelve months (currently all tranches are one month in duration). Each tranche for the Term Loan A and for the Term Loan A-3 bears interest at a London Interbank Offered Rate (LIBOR) rate determined by the duration of such tranche plus an interest rate margin, currently 2.75% for the Term Loan A and 2.50% for the Term Loan A-3. The Term Loan A interest rate margin can range from 2.25% to 2.75% and the Term Loan A-3 interest rate margin can range from 2.00% to 2.50% depending upon the Company’s leverage ratio. The LIBOR variable component of the interest rate for each tranche is reset as such tranche matures and a new tranche is established. At December 31, 2013, the overall weighted average interest rate for the Term Loan A and the Term Loan A-3 was determined based upon the LIBOR interest rates in effect for all of the individual tranches plus the interest rate margin. The Company has several interest rate swap agreements that have the economic effect of fixing all of the Term Loan A and Term Loan A-3 LIBOR variable component of the Company’s interest rate, as described below. At December 31, 2013, the Term Loan B bears interest at LIBOR (floor of 1.50%) plus a margin of 3.00% subject to a ratings based step-down to 2.75% and the Term Loan B-2 bears interest at LIBOR (floor of 1.00%) plus a margin of 3.00%. The Company is subject to these LIBOR-based floors until such time as the LIBOR-based component of the interest rate exceeds 1.50% on the Term Loan B and 1.00% on the Term Loan B-2. At such time, the

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

Company will then be subject to LIBOR-based interest rate volatility on the LIBOR variable component of its interest rate and the overall weighted average interest rate for the Term Loan B and Term Loan B-2 will then be determined based upon the LIBOR interest rates in effect for all individual tranches plus the interest rate margin. The Company has several interest rate cap agreements that have the economic effect of capping the LIBOR variable component of the Company’s interest rate at a maximum of 2.50% on $1,250,000 of outstanding principal debt on the Term Loan B and $1,485,000 of the Company’s Term Loan B-2, as described below. The remaining $447,500 outstanding principal balance of the Term Loan B is subject to LIBOR-based interest rate volatility above a floor of 1.50%. The remaining $148,500 outstanding principal balance of the Term Loan B-2 is subject to LIBOR-based interest rate volatility above a floor of 1.00%

In 2013, the Company made principal payments totaling $100,000 on the Term Loan A, $67,500 on the Term Loan A-3, $17,500 on the Term Loan B and $16,500 on the Term Loan B-2. In 2012, the Company made principal payments totaling $50,000 on the Term Loan A and $17,500 on the Term Loan B. In addition, during 2012, the Company made principal payments totaling $1,500 on the Term Loan A-2 prior to paying off the total outstanding balance in 2012.

Revolving lines of credit

The Company has an undrawn revolving line under the Senior Secured Credit Facilities totaling $350,000, of which approximately $70,000 was committed for outstanding letters of credit. In addition, the Company has approximately $1,000 of committed outstanding letters of credit related to HCP, which is backed by a certificate of deposit.

Senior Notes

The Company’s senior notes as of December 31, 2013 and 2012, consisted of $775,000 of 6 3/8% senior notes due 2018, $775,000 of 6 5/8% senior notes due 2020 and $1,250,000 of 5 3/4% senior notes due 2022, as discussed below.

Interest rate swaps and caps

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

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

As of December 31, 2013, the Company maintains several interest rate swap agreements that were entered into in March 2013 with amortizing notional amounts of these swap agreements totaling $1,282,500. These agreements have the economic effect of modifying the LIBOR variable component of the Company’s interest rate on an equivalent amount of the Company’s Term Loan A-3 to fixed rates ranging from 0.49% to 0.52%, resulting in an overall weighted average effective interest rate of 3.01%, including the Term Loan A-3 margin of 2.50%. The swap agreements expire on September 30, 2016 and require monthly interest payments. During the year ended December 31, 2013, the Company recognized debt expense of $3,255 from these swaps. As of December 31, 2013, the total fair value of these swap agreements was a net asset of approximately $4,386. The Company estimates that approximately $3,415 of existing unrealized pre-tax losses in other comprehensive income at December 31, 2013 will be reclassified into income over the next twelve months.

In addition, as of December 31, 2013, the Company also maintains several forward interest rate swap agreements that were entered into in March 2013 with amortizing notional amounts totaling $600,000. These forward swap agreements will be effective September 30, 2014 and will have the economic effect of modifying the LIBOR variable component of the Company’s interest rate on an equivalent amount of the Company’s outstanding debt to fixed rates ranging from 0.72% to 0.75%. These swap agreements expire on September 30, 2016 and will require monthly interest payments beginning in October 2014. Any unrealized gains or losses resulting from changes in the fair value of these swaps is recorded in other comprehensive income. As of December 31, 2013, the total fair value of these swap agreements was a net asset of approximately $1,537. The Company estimates that approximately $666 of existing unrealized pre-tax losses in other comprehensive income at December 31, 2013 will be reclassified into income over the next twelve months.

As of December 31, 2013, the Company maintains several interest rate cap agreements that were entered into in March 2013 with notional amounts totaling $1,250,000 on the Company’s Term Loan B debt and $1,485,000 on the Company’s Term Loan B-2 debt. These agreements have the economic effect of capping the LIBOR variable component of the Company’s interest rate at a maximum of 2.50% on an equivalent amount of the Company’s Term Loan B and Term Loan B-2 debt. During the year ended December 31, 2013, the Company recognized debt expense of $1,829 from these caps. The cap agreements expire on September 30, 2016. As of December 31, 2013, the total fair value of these cap agreements was an asset of approximately $7,566. During the year ended December 31, 2013, the Company recorded a loss of $971 in other comprehensive income due to an increase in the unrealized fair value of these cap agreements.

As of December 31, 2013, the Company also maintains a total of nine other interest rate swap agreements with amortizing notional amounts totaling $800,000. These agreements had the economic effect of modifying the LIBOR variable component of the Company’s interest rate on an equivalent amount of the Company’s Term Loan A to fixed rates ranging from 1.59% to 1.64%, resulting in an overall weighted average effective interest rate of 4.36%, including the Term Loan A margin of 2.75%. The swap agreements expire on September 30, 2014 and require monthly interest payments. During the year ended December 31, 2013, the Company recognized debt expense of $12,423 from these swaps. As of December 31, 2013, the total fair value of these swap agreements was a liability of approximately $7,988. The Company estimates that approximately $7,988 of existing unrealized pre-tax losses in other comprehensive income at December 31, 2013 will be reclassified into income over the next twelve months.

As of December 31, 2013, the Company also maintains five other interest rate cap agreements with notional amounts totaling $1,250,000. These agreements have the economic effect of capping the LIBOR variable component of our interest rate at a maximum of 4.00% on an equivalent amount of our Term Loan B debt. However, as a result of the new interest rate cap agreements that were entered into in March 2013, as described above, these interest rate cap agreements became ineffective cash flow hedges and as a result any changes in the

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

fair value associated with these interest rate cap agreements will be charged to income. During the year ended December 31, 2013, the Company recognized debt expense of $3,589 from these caps. The cap agreements expire on September 30, 2014. As of December 31, 2013, the total fair value of these cap agreements was an asset of approximately $1.

The following table summarizes the Company’s derivative instruments as of December 31, 2013 and 2012:

	Interest rate swap and cap agreements (liabilities and assets)
	December 31, 2013		December 31, 2012
Derivatives designated as hedging instruments	Balance sheet location	Fair value	Balance sheet location	Fair value
Interest rate swap agreements	Other short- term liabilities	$12,069	Other long- term liabilities	$18,994

Interest rate swap agreements	Other long- term assets	$10,004	Other long- term assets	$—

Interest rate cap agreements	Other long- term assets	$7,567	Other long- term assets	$65

The following table summarizes the effects of the Company’s interest rate swap and cap agreements for the years ended December 31, 2013, 2012 and 2011:

	Amount of gains (losses) recognized in OCI on interest rate swap and cap agreements			Location of (losses) gains reclassified from accumulated OCI into income	Amount of gains (losses) reclassified from accumulated OCI into income
Derivatives designated as cash flow hedges	Years ended December 31,				Years ended December 31,
	2013	2012	2011		2013	2012	2011
Interest rate swap agreements	$1,251	$(8,838)	$(35,767)	Debt expense	$15,678	$(12,989)	$(12,622)
Interest rate cap agreements	(974)	(1,316)	(11,777)	Debt expense	5,418	(3,589)	(3,289)
Tax (expense) benefit	(108)	3,950	18,495		(8,207)	6,448	6,190

Total	$169	$(6,204)	$(29,049)		$12,889	$(10,130)	$(9,721)

As of December 31, 2013, interest rates on the Company’s Term Loan B and Term Loan B-2 debt are effectively fixed because of an embedded LIBOR floor which is higher than actual LIBOR as of such date and these term loans are also subject to interest rate caps if LIBOR should rise above 2.50%. See above for further details. Interest rates on the Company’s senior notes are fixed by their terms. The LIBOR variable component of the Company’s interest rates on the Company’s Term Loan A and the Term Loan A-3 are economically fixed as a result of interest rate swaps.

As a result of embedded LIBOR floors in some of the Company’s debt agreements and the swap and cap agreements, the Company’s overall weighted average effective interest rate on the Senior Secured Credit Facilities was 4.18%, based upon the current margins in effect of 2.75% for the Term Loan A, 2.50% for the Term Loan A-3 and 3.00% for both the Term Loan B and for the Term Loan B-2, as of December 31, 2013.

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

Senior Secured Credit Facility and 5  3/4% Senior Notes

In conjunction with the acquisition of HCP, on November 1, 2012, the Company borrowed an additional $3,000,000 under an amended Credit Agreement. The amended Credit Agreement consists of a five year Term Loan A-3 facility in an aggregate principal amount of $1,350,000 and a seven year Term Loan B-2 facility in an aggregate principal amount of $1,650,000. The Term Loan A-3 initially bears interest at LIBOR plus an interest rate margin of 2.50% subject to adjustment depending upon the Company’s leverage ratio and can range from 2.00% to 2.50%. The Term Loan A-3 requires annual principal payments of $67,500 in 2013 and 2014, $135,000 in 2015, and $202,500 in 2016 with the balance due of $877,500 in 2017. The Term Loan B-2 bears interest at LIBOR (floor at 1.00%) plus an interest rate margin of 3.00%. The Term Loan B-2 requires annual principal payments of $16,500 in 2013 through 2018 with the balance of $1,551,000 due in 2019. The borrowings under the Credit Agreement are guaranteed by substantially all of the Company’s direct and indirect wholly-owned domestic subsidiaries and are secured by substantially all of the Company’s and its guarantors’ assets. In addition, The Company also amended certain financial covenants and various other provisions to provide operating and financial flexibility. However, the amended Credit Agreement still contains certain customary affirmative and negative covenants such as various restrictions on investments, acquisitions, the payment of dividends, redemptions and acquisitions of capital stock, capital expenditures and other indebtedness, as well as limitations on the amount of tangible net assets in non-guarantor subsidiaries. Many of these restrictions will not apply as long the Company’s leverage ratio is below 3.50:1.00. In addition, the Credit Agreement requires compliance with financial covenants including an interest coverage ratio and a leverage ratio that determines the interest rate margins as described above.

On August 28, 2012, the Company also issued $1,250,000 of 5 3/4% Senior Notes. The 5 3/4% Senior Notes pay interest on February 15 and August 15 of each year, and the first interest payment date was on February 15, 2013. The 5 3/4% Senior Notes are unsecured senior obligations and rank equally to other unsecured senior indebtedness. The 5 3/4% Senior Notes are guaranteed by certain domestic subsidiaries of the Company. The Company may redeem some or all of the 5 3/4% Senior Notes at any time on or after August 15, 2017 at certain redemption prices and prior to such date at a make-whole redemption price. The Company may also redeem up to 35% of the 5 3/4% Senior Notes at any time prior to August 15, 2015 at certain redemption prices with the proceeds of one or more equity offerings.

The Company received total proceeds of $4,250,000 from these additional borrowings, $3,000,000 from the borrowings on the Term Loan A-3 and Term Loan B-2, and an additional $1,250,000 from the 5 3/4% Senior Notes. The Company used a portion of the proceeds to finance the acquisition of HCP, pay-off the Term Loan A-2 outstanding principal balance and to pay off a portion of HCP’s existing debt as well as to pay fees and expenses of approximately $71,840. As a result of these transactions the Company incurred debt refinancing charges of $10,963, which consists of the write-off of deferred financing costs associated with the payoff of the Term Loan A-2, the write-off of a portion of new fees and other debt costs.

On August 26, 2011, the Company entered into an Increase Joinder Agreement under its then existing Credit Agreement. Pursuant to the Increase Joinder Agreement, the Company increased the revolving credit facility by $100,000, to a total of $350,000, and entered into an additional $200,000 Term Loan A-2. The Term Loan A-2 was paid off on November 1, 2012 in conjunction with the acquisition of HCP as described above.

The Company’s overall weighted average effective interest rate for the year ended December 31, 2013 was 4.84% and as of December 31, 2013 was 4.86%.

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

Debt expense

Debt expense consisted of interest expense of $405,010, $272,134 and $227,667, and the amortization and accretion of debt discounts and premiums, amortization of deferred financing costs and the amortization of interest rate cap agreements of $24,933, $16,420 and $13,423 for 2013, 2012 and 2011, respectively. The interest expense amounts are net of capitalized interest.

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

Future minimum lease payments under non-cancelable operating leases and capital leases are as follows:

	Operating leases	Capital leases
2014	$360,457	$15,051
2015	339,667	14,902
2016	314,322	15,060
2017	283,783	15,205
2018	242,532	15,610
Thereafter	818,343	145,670

	$2,359,104	221,498

Less portion representing interest		(68,747)

Total capital lease obligations, including current portion		$152,751

Rent expense under all operating leases for 2013, 2012, and 2011 was $424,096, $345,066 and $295,099, respectively. Rent expense is recorded on a straight-line basis, over the term of the lease, for leases that contain fixed escalation clauses or include abatement provisions. Leasehold improvement incentives are deferred and amortized to rent expense over the term of the lease. The net book value of property and equipment under capital leases was $145,615 and $92,667 at December 31, 2013 and 2012, respectively. Capital lease obligations are included in long-term debt. See Note 14 to the consolidated financial statements.

16.	Employee benefit plans

The Company has a savings plan for substantially all of its non-HCP employees which has been established pursuant to the provisions of Section 401(k) of the Internal Revenue Code (IRC). The plan allows for employees to contribute a percentage of their base annual salaries on a tax-deferred basis not to exceed IRC limitations. The Company does not provide any matching contributions.

HCP also has various savings plans covering substantially all of its employees which have been established pursuant to the provisions of Section 401(k) of the IRC. These plans provide for multiple employer matching contributions ranging from 0% to 6% of employee contributions. For the year ended December 31, 2013, the Company made matching contributions totaling approximately $4,900.

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

The Company also maintains a voluntary compensation deferral plan, the DaVita Voluntary Deferral Plan. This plan is non-qualified and permits certain employees whose annualized base salary equals or exceeds a minimum annual threshold amount as set by the Company to elect to defer all or a portion of their annual bonus payment and up to 50% of their base salary into a deferral account maintained by the Company. Total contributions to this plan in 2013, 2012 and 2011 were $4,089, $3,935 and $2,416, respectively. Deferred amounts are generally paid out in cash at the participant’s election either in the first or second year following retirement or in a specified future period at least three to four years after the deferral election was effective. During 2013, 2012 and 2011 the Company distributed $4,158, $1,324 and $955, respectively, to participants in this plan. Participants are credited with their proportional amount of annual earnings from the plan. The assets of this plan are held in a rabbi trust and as such are subject to the claims of the Company’s general creditors in the event of its bankruptcy. As of December 31, 2013 and 2012, the total fair value of assets held in this plan’s trust were $17,419 and $13,985, respectively. In addition, the Company maintains a non-qualified voluntary compensation deferral plan, the HealthCare Partners, LLC Deferred Compensation Plan. As of December 31, 2013, the total fair value of the assets held in this plan’s trust is $572.

As part of the acquisition of DVA Renal Healthcare on October 5, 2005, the Company acquired an Executive Retirement Plan for certain members of management. This plan is non-qualified and contributions to the plan were made at the discretion of DVA Renal Healthcare based upon a pre-determined percentage of a participant’s base salary. Effective November 2005, all contributions to this plan were discontinued and the balance of the plan assets will be paid out upon termination or retirement of each individual participant. During 2013, the Company made no distributions to participants in this plan. During 2012 and 2011, the Company distributed $226 and $194, respectively, to participants in this plan. As of December 31, 2013 and 2012, the total fair value of assets held in this plan’s trust was $1,430 and $1,200, respectively.

The Company also maintains a non-qualified deferred compensation program for certain key employees of HCP. Under the program, the employees can defer a portion of their salary which is invested at the direction of the employee into certain phantom investments as offered by the program. A portion of the amount deferred by the employees is used to purchase life insurance policies on each of the participating employees, with the Company named as beneficiary of the policies. The total cash surrender value of all of the life insurance policies totaled approximately $56,300 at December 31, 2013 and is included in long-term investments. In addition, the total deferred compensation liabilities owed to the participants totaled approximately $62,000 at December 31, 2013 and are included in other long-term liabilities. During the year ended December 31, 2013, the Company contributed a total of approximately $4,658 into the deferred compensation program on behalf of its participants.

The fair value of all of the assets held in plan trusts as of December 31, 2013, and 2012 totaled $19,421 and $15,185, respectively. These assets are available for sale and as such are recorded at fair market value with changes in the fair market values being recorded in other comprehensive income. Any fair market value changes to the corresponding liability balance are recorded as compensation expense. See Note 9 to the consolidated financial statements.

Most of the Company’s outstanding employee stock plan awards include a provision accelerating the vesting of the award in the event of a change of control. The Company also maintains a change of control protection program for its employees who do not have a significant number of stock awards, which has been in place since 2001, and which provides for cash bonuses to employees in the event of a change of control. Based on the market price of the Company’s common stock and shares outstanding on December 31, 2013, these cash bonuses would total approximately $533,000 if a control transaction occurred at that price and the Company’s Board of Directors did not modify the program. This amount has not been accrued at December 31, 2013, and would only be accrued upon a change of control. These change of control provisions may affect the price an acquirer would be willing to pay for the Company.

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

Inquiries by the Federal Government and Certain Related Civil Proceedings

Vainer Private Civil Suit: In December 2008, the Company received a subpoena for documents from the OIG relating to the pharmaceutical products Zemplar, Hectorol, Venofer, Ferrlecit and EPO, as well as other related matters. The subpoena covered the period from January 2003 to December 2008. The Company has been in contact with the U.S. Attorney’s Office for the Northern District of Georgia and the U.S. Department of Justice in Washington, DC since November 2008 relating to this matter, and has been advised that this was a civil inquiry. On June 17, 2009, the Company learned that the allegations underlying this inquiry were made as part of a civil complaint filed by individuals and brought pursuant to the qui tam provisions of the federal False Claims Act. On April 1, 2011, the U.S. District Court for the Northern District of Georgia ordered the case to be unsealed. At that time, the Department of Justice and U.S. Attorney’s Office filed a notice of declination stating that the federal government would not be intervening and not pursuing the relators’ allegation in litigation. On July 25, 2011, the relators, Daniel Barbir and Dr. Alon Vainer, filed their amended complaint in the U.S. District Court for the Northern District of Georgia, purportedly on behalf of the federal government. The allegations in the complaint relate to the Company’s drug administration practices for the Company’s dialysis operations for Vitamin D and iron agents for a period from 2003 through 2010. The complaint seeks monetary damages and civil penalties as well as costs and expenses. The Company is vigorously defending this matter and intends to continue to do so. The Company can make no assurances as to the time or resources that will be needed to devote to this litigation or its final outcome.

2010 U.S. Attorney Physician Relationship Investigation: In May 2010, the Company received a subpoena from the OIG’s office in Dallas, Texas. The civil subpoena covers the period from January 2005 to May 2010, and seeks production of a wide range of documents relating to the Company’s dialysis operations, including documents related to, among other things, financial relationships with physicians and joint ventures, and whether those relationships and joint ventures comply with the federal anti-kickback statute and the False Claims Act. The Company has been advised by the attorneys conducting this civil investigation that they believe that some or all of the Company’s joint ventures do not comply with the anti-kickback statute and the False Claims Act. The Company disagrees that its joint venture structure generally, which the Company believes is widely used in the dialysis industry and other segments of the healthcare industry substantially in the form that the Company uses it, violates the federal anti-kickback statute or the False Claims Act. As to individual transactions, the Company made significant effort to ensure that its joint venture structures and process complied with the rules, but the Company is talking with the government about addressing its concerns. The focus of this investigation overlaps substantially with the 2011 U.S. Attorney Physician Relationship Investigation described below. The Company has agreed to a framework for a global resolution with the United States Attorney’s Office for the District of Colorado, the Civil Division of the United States Department of Justice and the Office of the Inspector General for both the 2010 and the 2011 U.S. Attorney Physician Relationship Investigations. The final settlement remains subject to negotiation of specific terms. The settlement will include the payment of approximately $389,000,

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

entry into a corporate integrity agreement, the appointment of an independent compliance monitor, and the imposition of certain other business restrictions related to a subset of the Company’s joint venture arrangements. Under the terms of the framework for resolution, the Company has agreed to unwind a limited subset of joint ventures that were created through partial divestiture to nephrologists, and agreed not to enter into this type of partial divestiture joint venture with nephrologists in the future. In 2013, the Company accrued an estimated loss contingency reserve of $397,000 related to this matter. The final settlement remains subject to negotiation of specific terms and will continue to require management’s attention and significant legal expense. The Company can make no assurances as to the final outcome.

2011 U.S. Attorney Physician Relationship Investigation: In August 2011, the Company announced it had learned that the U.S. Attorney’s Office for the District of Colorado would be investigating certain activities of its dialysis business in connection with information being provided to a grand jury. This investigation relates to the Company’s relationships with physicians, including its joint ventures, and whether those relationships and joint ventures comply with the federal anti-kickback statute, and overlaps substantially with the 2010 U.S. Attorney Physician Relationship Investigation described above. As noted above, the Company has agreed to a framework for a global resolution with the United States Attorney’s Office for the District of Colorado, the Civil Division of the United States Department of Justice and the Office of the Inspector General for both the 2010 and the 2011 U.S. Attorney Physician Relationship Investigations. The final settlement remains subject to negotiation of specific terms and will continue to require management’s attention and significant legal expense. The Company can make no assurances as to the final outcome.

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

Haverhill Retirement System Shareholder Derivative Civil Suit: On May 17, 2013, Haverhill Retirement System (Haverhill), a shareholder of the Company, filed a shareholder derivative lawsuit in the U.S. District Court for the District of Colorado against the directors of the Company and against the Company, as nominal defendant. The complaint alleges, among other things, that the Company’s directors breached fiduciary duties to the Company relating to the inquiries by the federal government described above, the Vainer qui tam private civil suit described above and the Woodard qui tam private civil suit for which the Company previously announced a settlement in July 2012. On January 7, 2014, the court consolidated the Haverhill action and the Clark action described below and appointed Haverhill lead plaintiff. The consolidated action is captioned In re DaVita HealthCare Partners, Inc. Derivative Litigation and will be referred to as such going forward.

Clark Shareholder Derivative Civil Suit: As the Company previously disclosed, on August 7, 2012, a shareholder derivative lawsuit was filed in the U.S. District Court for the District of Colorado against certain of the Company’s current and former directors and executives and against the Company, as nominal defendant. The complaint alleged, among other things, that such officers and directors breached fiduciary duties to the Company relating to substantially the same matters that are now the subject of the Haverhill shareholder derivative civil suit described above. As the Company also previously disclosed, on October 19, 2012, the court ordered that the Clark case be administratively closed, subject to being reopened upon a showing of good cause by any party. As described above, the court granted Haverhill’s motion consolidating the actions and appointed Haverhill lead plaintiff. The consolidated action is captioned In re DaVita HealthCare Partners, Inc. Derivative Litigation and will be referred to as such going forward.

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

A wage and hour claim, which has been styled as a class action, is pending against the Company in the Superior Court of California. The Company was served with the complaint in this lawsuit in April 2008, and it has been amended since that time. The complaint, as amended, alleges that the Company failed to provide meal periods, failed to pay compensation in lieu of providing rest or meal periods, failed to pay overtime, and failed to comply with certain other California Labor Code requirements. In September 2011, the court denied the plaintiffs’ motion for class certification. Plaintiffs appealed that decision. In January 2013, the Court of Appeals affirmed the trial court’s decision on some claims, but remanded the case to the trial court for clarification of its decision on one of the claims. The Company has reached an agreement with the plaintiffs to settle the claim that was remanded to the trial court, and the court has preliminarily approved that settlement. The amount of the settlement is not material to the Company’s consolidated financial statements. The Company intends to continue to vigorously defend against the remaining claims. Any potential settlement of the remaining claims is not anticipated to be material to the Company’s consolidated financial statements.

In October 2007, the Company was contacted by the Attorney General’s Office for the State of Nevada. The Attorney General’s Office informed the Company that it was conducting a civil and criminal investigation of the Company’s operations in Nevada and that the investigation related to the billing of pharmaceuticals by the Company’s dialysis business, including EPO. In February 2008, the Attorney General’s Office informed the Company that the civil and criminal investigation had been discontinued. The Attorney General’s Office further advised the Company that Nevada Medicaid intended to conduct audits of end stage renal disease (ESRD) dialysis providers in Nevada and that such audits would relate to the issues that were the subject of the investigation. To the Company’s knowledge, no court proceedings have been initiated against the Company at this time. Any negative audit findings could result in a substantial repayment by the Company. At this time, the Company cannot predict the ultimate outcome of this matter or the potential range of damages, if any.

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

18.	Noncontrolling interests subject to put provisions and other commitments

Noncontrolling interests subject to put provisions

The Company has potential obligations to purchase the noncontrolling interests held by third parties in several of its joint ventures, non-owned and minority-owned entities. These obligations are in the form of put provisions and are exercisable at the third-party owners’ discretion within specified periods as outlined in each specific put provision. If these put provisions were exercised, the Company would be required to purchase the third-party owners’ noncontrolling interests at either the appraised fair market value or a predetermined multiple of earnings or cash flow attributable to the noncontrolling interests put to the Company, which is intended to approximate fair value. The methodology the Company uses to estimate the fair values of noncontrolling

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

interests subject to put provisions assumes the higher of either a liquidation value of net assets or an average multiple of earnings, based on historical earnings, patient mix and other performance indicators that can affect future results, as well as other factors. The estimated fair values of the noncontrolling interests subject to put provisions is a critical accounting estimate that involves significant judgments and assumptions and may not be indicative of the actual values at which the noncontrolling interest may ultimately be settled, which could vary significantly from the Company’s current estimates. The estimated fair values of noncontrolling interests subject to put provisions can fluctuate and the implicit multiple of earnings at which these noncontrolling interests obligations may be settled will vary significantly depending upon market conditions including potential purchasers’ access to the capital markets, which can impact the level of competition for dialysis and non-dialysis related businesses, the economic performance of these businesses and the restricted marketability of the third-party owners’ noncontrolling interests. The amount of noncontrolling interests subject to put provisions that employ a contractually predetermined multiple of earnings rather than fair value are immaterial.

Additionally, the Company has certain other potential commitments to provide operating capital to several dialysis centers that are wholly-owned by third parties or centers in which the Company owns a minority equity investment as well as to physician-owned vascular access clinics or medical practices that the Company operates under management and administrative service agreements of approximately $3,000.

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

Other commitments

In November 2011, the Company entered into a seven year Sourcing and Supply Agreement with Amgen USA Inc. (Amgen) that expires on December 31, 2018. Under terms of the agreement, the Company will purchase EPO in amounts necessary to meet no less than 90% of its requirements for ESAs. The actual amount of EPO that the Company will purchase from Amgen will depend upon the amount of EPO administered during dialysis as prescribed by physicians and the overall number of patients that the Company serves.

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

In January 2010, the Company entered into an agreement with Fresenius which committed the Company to purchase a certain amount of dialysis equipment, parts and supplies from Fresenius through 2013. However, this agreement has been extended through 2015. During 2013, 2012 and 2011, the Company purchased $144,030 and $138,450 and $107,977, respectively, of certain equipment, parts and supplies from Fresenius.

In conjunction with its acquisition of DVA Renal Healthcare, Inc., formerly known as Gambro Healthcare, Inc. in October 2005, the Company entered into an Alliance and Product Supply Agreement (the Product Supply Agreement) with Gambro AB and Gambro. Because the Product Supply Agreement results in higher costs for

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

most of the products covered by the Product Supply Agreement than would otherwise be available to the Company, the Product Supply Agreement represented an intangible liability initially valued at $162,100 as of the acquisition date.

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

During 2013, 2012 and 2011, the Company purchased $124,555, $147,639 and $120,938 of hemodialysis product supplies from Gambro.

Other than operating leases disclosed in Note 15 to the consolidated financial statements, the letters of credit disclosed in Note 14 to the consolidated financial statements, and the arrangements as described above, the Company has no off balance sheet financing arrangements as of December 31, 2013.

19.	Stock-based compensation and shareholders’ equity

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

Stock-based compensation to be settled in shares is recorded to the Company’s shareholders’ equity, while stock-based compensation to be settled in cash is recorded to a liability. Shares issued upon exercise of stock awards are generally issued from shares held in treasury, if available, otherwise from authorized but not yet issued.

Stock-based compensation plans

On June 17, 2013, the stockholders of the Company approved an amendment to the DaVita HealthCare Partners Inc. 2011 Incentive Award Plan to increase the number of shares of common stock available for issuance under the Plan by 17,000,000 shares.

On June 11, 2012, the Company’s stockholders approved an amendment to the Company’s 2011 Incentive Award Plan (the 2011 Plan) to increase the number of shares of common stock available for issuance under the plan by 9,000,000 shares and to increase the amount by which share reserves under the plan are reduced by grants of full value share awards to 3.5 times from 3.0 times the number of shares subject to the award.

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

On June 6, 2011 the Company’s stockholders approved the Company’s 2011 Incentive Award Plan, which constituted an amendment and restatement of the Company’s 2002 Equity Compensation Plan (the 2002 Plan, and jointly the Plan).

The Company’s 2011 Incentive Award Plan is the Company’s omnibus equity compensation plan and provides for grants of stock-based awards to employees, directors and other individuals providing services to the Company, except that incentive stock options may only be awarded to employees. The 2011 Plan authorizes the Company to award stock options, stock appreciation rights, restricted stock units, restricted stock, and other stock-based or performance-based awards, and is designed to enable the Company to grant equity and cash awards that qualify as performance-based compensation under Section 162(m) of the Internal Revenue Code. The 2011 Plan mandates a maximum award term of five years and stipulates that stock appreciation rights and stock options be granted with prices not less than fair market value on the date of grant. The 2011 Plan also requires that full value share awards such as restricted stock units reduce shares available under the Plan at a ratio of 3.0:1, which was changed to 3.5:1 by the June 11, 2012 amendment. The Company’s nonqualified stock appreciation rights and stock units awarded under the Plan generally vest over 48 to 60 months from the date of grant. At December 31, 2013, there were 12,956,094 stock-settled stock appreciation rights, 80,000 cash-settled stock appreciation rights, 966,596 stock-settled stock units and 7,734 cash-settled stock units outstanding, and 36,087,383 shares available for future grants, under the Plan.

A combined summary of the status of the Company’s stock-settled awards under the 2011 Plan, including base shares for stock-settled stock appreciation rights and stock-settled stock unit awards is as follows:

	Year ended December 31, 2013
	Stock appreciation rights			Stock units
	Awards	Weighted average exercise price	Weighted average remaining contractual life	Awards	Weighted average remaining contractual life
Outstanding at beginning of year	13,530,642	$37.33		1,165,054
Granted	3,458,325	59.38		42,651
Exercised	(3,178,297)	27.45		(172,260)
Cancelled	(854,576)	40.30		(68,849)

Outstanding at end of period	12,956,094	$45.44	2.8	966,596	1.4

Exercisable at end of period	3,539,501	$31.98	1.4	5,302	0.5

Weighted-average fair value of grants in 2013	$13.47			$58.90

Weighted-average fair value of grants in 2012	$11.28			$54.85

Weighted-average fair value of grants in 2011	$10.97			$42.64

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

Range of SSAR base prices	Awards outstanding	Weighted average exercise price	Awards exercisable	Weighted average exercise price
$20.00–$30.00	1,080,160	23.44	1,055,863	23.32
$30.01–$40.00	2,524,525	33.28	1,733,104	32.67
$40.01–$50.00	4,186,568	42.97	746,597	42.50
$50.01–$60.00	4,815,641	57.51	3,937	54.17
$60.01–$70.00	349,200	64.55	—	—

Total	12,956,094	$45.44	3,539,501	$31.98

The Company also granted 40,000 cash-settled stock appreciation rights at a weighted average base price of $60.40. Liability-classified awards contributed $338, $175 and $0 to stock-based compensation expense for the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013 the Company had 87,734 liability-classified share awards outstanding, 16,875 of which were vested, and a total stock-based liability balance of $513.

For the years ended December 31, 2013, 2012, and 2011, the aggregate intrinsic value of stock-based awards exercised was $120,775, $228,698 and $98,235, respectively. At December 31, 2013, the aggregate intrinsic value of stock awards outstanding was $295,443 and the aggregate intrinsic value of stock awards exercisable was $111,823.

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

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

A summary of the weighted average valuation inputs described above used for estimating the grant-date fair value of stock-settled stock appreciation rights awards granted in the periods indicated is as follows:

	Year ended December 31,
	2013	2012	2011
Expected term	4.1 years	3.7 years	4.2 years
Expected volatility	27.2%	28%	30%
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	0.7%	0.6%	1.6%

The Company estimates expected forfeitures based upon historical experience with separate groups of employees that have exhibited similar forfeiture behavior in the past. Stock-based compensation expense is recorded only for awards that are expected to vest.

Employee stock purchase plan

The Employee Stock Purchase Plan entitles qualifying employees to purchase up to $25 of the Company’s common stock during each calendar year. The amounts used to purchase stock are accumulated through payroll withholdings or through optional lump sum payments made in advance of the first day of the purchase right period. This compensatory plan allows employees to purchase stock for the lesser of 100% of the fair market value on the first day of the purchase right period or 85% of the fair market value on the last day of the purchase right period. Purchase right periods begin on January 1 and July 1, and end on December 31. Payroll withholdings and lump-sum payments related to the plan, included in accrued compensation and benefits and used to purchase the Company’s common stock for 2013, 2012 and 2011 participation periods, were $12,817, $8,322 and $5,889, respectively. Shares purchased pursuant to the plan’s 2013, 2012 and 2011 participation periods were 237,961, 202,658 and 182,706, respectively. At December 31, 2013, there were 1,134,375 shares remaining available for future grants under this plan.

The fair value of employees’ purchase rights was estimated as of the beginning dates of the purchase right periods using the Black-Scholes-Merton valuation model with the following weighted average assumptions for purchase right periods in 2013, 2012 and 2011, respectively: expected volatility of 28%, 26% and 22%; risk-free interest rate of 0.2%, 0.1% and 0.5%, and no dividends. Using these assumptions, the weighted average estimated fair value of these purchase rights was $14.24, $10.05 and $8.60 for 2013, 2012 and 2011, respectively.

Stock-based compensation expense and proceeds

For the years ended December 31, 2013, 2012 and 2011, the Company recognized $59,998, $45,384 and $48,718, respectively, in stock-based compensation expense for stock appreciation rights, stock options, stock units and discounted employee stock plan purchases, which is primarily included in general and administrative expenses. The estimated tax benefits recorded for this stock-based compensation in 2013, 2012 and 2011 were $22,187, $16,874 and $18,424, respectively. As of December 31, 2013, there was $89,419 of total estimated unrecognized compensation cost related to nonvested stock-based compensation arrangements under the Company’s equity compensation and stock purchase plans. The Company expects to recognize this cost over a weighted average remaining period of 1.3 years.

For the years ended December 31, 2013, 2012 and 2011, the Company received $46,898, $88,964 and $38,199, respectively, in actual tax benefits upon the exercise of stock awards. As a result of the Company issuing SSARs, beginning in 2013, the Company no longer has stock options outstanding and did not receive

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

cash proceeds from stock option exercises during the year ended December 31, 2013. During the years ended December 31, 2012 and 2011, the Company received $2,175 and $5,443, respectively, in cash proceeds from legacy stock option exercises.

Stock repurchases

During 2013 and 2012, the Company did not repurchase any of its common stock. In 2011, the Company repurchased a total of 7,589,372 shares of its common stock for $323,348, or an average price of $42.61 per share, pursuant to previously announced authorizations by the Board of Directors. As of December 31, 2013, the total outstanding authorization for share repurchases was approximately $358,200. The Company has not repurchased any additional shares of its common stock from January 1, 2014 through February 21, 2014. This stock repurchase program has no expiration date.

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

Changes in DaVita HealthCare Partners Inc.’s ownership interest in consolidated subsidiaries

The effects of changes in DaVita HealthCare Partners Inc.’s ownership interest on the Company’s equity are as follows:

	Year ended December 31,
	2013	2012	2011
Net income attributable to DaVita HealthCare Partners Inc.	$633,446	$536,017	$478,001

(Decrease) increase in paid-in capital for sales of noncontrolling interest	(1,442)	1,064	(1,299)
Decrease in paid-in capital for the purchase of a noncontrolling interest	(3,119)	(20,694)	(9,486)

Net transfer to noncontrolling interests	(4,561)	(19,630)	(10,785)

Change from net income attributable to DaVita HealthCare Partners Inc. and transfers to noncontrolling interests	$628,885	$516,387	$467,216

During 2013, the company acquired additional ownership interests in several existing majority-owned joint ventures for $3,569 in cash and deferred purchase price of $209. In addition in 2012 and 2011, the Company also acquired additional ownership interests in several existing majority-owned joint ventures for $26,761 and $13,689, respectively.

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

20.	Other comprehensive income (loss)

Charges and credits to other comprehensive income (loss) have been as follows:

	For the year ended December 31, 2011
	Interest rate swap and cap agreements	Investment securities	Accumulated other comprehensive income (loss)
Beginning balance	$—	$503	$503

Unrealized losses	(47,544)	(986)	(48,530)
Related income tax benefit	18,495	384	18,879

	(29,049)	(602)	(29,651)

Reclassification from accumulated other comprehensive loss (income) into net income	15,911	(93)	15,818
Related tax	(6,190)	36	(6,154)

	9,721	(57)	9,664

Ending balance	$(19,328)	$(156)	$(19,484)

	For the year ended December 31, 2012
	Interest rate swap and cap agreements	Investment securities	Foreign currency translation adjustments	Accumulated other comprehensive income (loss)
Beginning balance	$(19,328)	$(156)	$—	$(19,484)

Unrealized (losses) gains	(10,154)	2,524	(1,205)	(8,835)
Related income tax benefit (expense)	3,950	(983)	—	2,967

	(6,204)	1,541	(1,205)	(5,868)

Reclassification from accumulated other comprehensive loss (income) into net income	16,578	(123)	—	16,455
Related tax	(6,448)	48	—	(6,400)

	10,130	(75)	—	10,055

Ending balance	$(15,402)	$1,310	$(1,205)	$(15,297)

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

	For the year ended December 31, 2013
	Interest rate swap and cap agreements	Investment securities	Foreign currency translation adjustments	Accumulated other comprehensive income (loss)
Beginning balance	$(15,402)	$1,310	$(1,205)	$(15,297)

Unrealized gains (losses)	277	3,752	(2,216)	1,813
Related income tax benefit (expense)	(108)	(1,452)	—	(1,560)

	169	2,300	(2,216)	253

Reclassification from accumulated other comprehensive loss (income) into net income	21,096	(802)	—	20,294
Related tax	(8,207)	312	—	(7,895)

	12,889	(490)	—	12,399

Ending balance	$(2,344)	$3,120	$(3,421)	$(2,645)

The reclassification of net swap and cap realized losses into income are recorded as debt expense in the corresponding consolidated statements of income. See Note 14 to the consolidated financial statements for further details.

The reclassification of net investment realized gains into income are recorded in other income in the corresponding consolidated statements of income. See Note 9 to the consolidated financial statements for further details.

21.	Acquisitions and discontinued operations

Routine acquisitions

During 2013, the Company acquired dialysis-related and other ancillary businesses consisting of 26 dialysis centers in the U.S., 38 dialysis centers outside of the U.S. and other medical businesses for a total of $310,394 in net cash and deferred purchase price of $24,683. During 2012, the Company acquired dialysis-related and other ancillary businesses consisting of 93 dialysis centers in the U.S., 13 dialysis centers outside of the U.S. and other medical businesses for a total of $648,318 in net cash and deferred purchase price of $6,101. During 2011, the Company acquired other dialysis businesses consisting of 57 centers in the U.S., eight dialysis centers outside of the U.S., and one vascular access center for a total of $354,430 in cash and deferred purchase price obligations of $12,469.

The assets and liabilities for all acquisitions were recorded at their estimated fair values at the dates of the acquisitions and are included in the Company’s financial statements and operating results from the effective dates of the acquisitions. For several of the 2013 acquisitions, certain income tax amounts are pending final evaluation and quantification of any pre-acquisition tax contingencies. In addition, valuation of medical claims reserves and certain other working capital items are pending final quantification.

Acquisition of DSI Renal Inc.

In 2011, the Company acquired all of the outstanding common stock of CDSI I Holding Company, Inc., the parent company of dialysis provider DSI Renal Inc. (DSI), pursuant to an agreement and plan of merger for

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

approximately $723,012 in net cash, plus the assumption of certain liabilities totaling approximately $6,541. DSI had 113 outpatient dialysis centers that provide services to approximately 8,000 patients in 23 states. The Company also incurred approximately $21,700 in transaction and integration costs during 2011 associated with this acquisition that are included in general and administrative expenses in the consolidated statements of income.

The operating results of DSI are included in the Company’s consolidated financial statements effective from September 1, 2011.

The following table summarizes the assets acquired and liabilities assumed in the above described transactions and recognized at their acquisition dates at estimated fair values, as well as the estimated fair value of the noncontrolling interests assumed in these transactions:

	Year ended December 31,
	2013	2012	2011
Current assets	$7,215	$18,708	$171,619
Property and equipment	23,760	41,741	90,107
Amortizable intangible and other long-term assets	80,646	90,296	28,557
Goodwill	271,267	554,685	889,506
Long-term deferred income taxes	(5,666)	(1,838)	79,420
Noncontrolling interests assumed	(22,880)	(21,962)	(93,921)
Liabilities assumed	(19,265)	(27,211)	(68,836)

Aggregate purchase cost	$335,077	$654,419	$1,096,452

Amortizable intangible assets acquired during 2013, 2012 and 2011 had weighted-average estimated useful lives of fourteen, fifteen and nine years, respectively. The total amount of goodwill deductible for tax purposes associated with these acquisitions for 2013, 2012, and 2011 was approximately $221,454, $491,457 and $560,000, respectively.

2012 acquisition of HCP

On November 1, 2012, the Company completed the acquisition of HCP pursuant to an Agreement and Plan of Merger dated May 20, 2012, whereby HCP became a wholly-owned subsidiary of the Company. HCP is one of the country’s largest operators of medical groups and physician networks generating approximately $3,200,000 in annual revenues and approximately $385,000 in operating income for the year ended December 31, 2013. The operating results of HCP are included in the Company’s consolidated financial results from November 1, 2012.

The total consideration paid at closing for all of the outstanding common units of HCP was approximately $4,701,231, which consisted of $3,645,759 in cash, net of cash acquired, and 18,760,624 shares of the Company’s common stock valued at approximately $1,055,472. During 2013, the Company paid an additional $5,251 in cash for post-closing working capital adjustments. In addition, the acquisition agreement provides that as further consideration, the Company could have paid the common unit holders of HCP a total of up to an additional $275,000 in cash if certain performance targets were achieved by HCP in 2012 and 2013. See contingent earn-out obligation as discussed below for further details.

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

The following table summarizes the initial assets acquired and liabilities assumed in this transaction and recognized at the acquisition date at their estimated fair values at that date:

Current assets, net of cash acquired	$321,235
Property and equipment	102,382
Intangible assets	1,882,818
Other long-term assets	100,143
Goodwill	3,496,713
Current liabilities assumed	(559,180)
Other long-term liabilities	(169,015)
Long-term deferred income taxes	(184,015)
Noncontrolling interests	(29,850)

$4,961,231

The initial allocations of purchase price were recorded at the estimated fair values of assets acquired and liabilities assumed based upon the best information available to management. The fair values of property and equipment, intangible assets, and contingent earn-out obligations were estimated by the Company with the assistance of an independent third party. During 2013, the Company completed the final valuations of medical claims reserves, certain noncontrolling interests and certain income tax amounts, including pre-acquisition tax contingencies that were previously unresolved. See below for further details regarding these final adjustments.

The amortizable intangible assets acquired in this transaction included $1,453,410 for customer relationships, $170,494 for trade names, $74,650 for non-compete agreements and $184,686 for provider network and practice management tools. See Note 7 to the consolidated financial statements. These amortizable intangible assets and liabilities are scheduled to be amortized on a straight-line method over a weighted-average amortization period of 17.2 years. The weighted-average amortization period for customer relationships is 20 years, trade names is 10.6 years, non-compete agreements is 5.7 years, and provider network and practice management tools is 7 years.

Of the goodwill recognized in this transaction, approximately $2,426,986 is expected to be deductible for tax purposes over the next 15 years, assuming all related earn-out and other escrow release conditions are satisfied.

The following is a summary of HCP’s purchase accounting adjustments recorded in 2013 applied retrospectively to the December 31, 2012 balance sheet and primarily relate to adjustments to medical claims reserves, noncontrolling interests and income taxes:

Adjustments to the December 31, 2012 balance sheet
Accounts receivable	$3,000
Medical payables	$7,000
Other liabilities	$(5,251)
Noncontrolling interest	$11,123
Goodwill	$(12,219)
Deferred income taxes	$(544)
Income tax payable	$(3,109)

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

Contingent earn-out obligations

As a result of HCP achieving certain financial performance targets in 2012, the Company made earn-out payments of $136,954 on April 1, 2013 to the common unit holders of HCP. During 2013, the Company also reached an agreement with the representative of the former owners and option holders of HealthCare Partners Holdings, LLC to settle certain post-closing adjustments, including the 2013 contingent earn-out obligation for $68,750, which resulted in the Company recording a contingent earn-out gain of $56,977 in operating income.

The Company also has several other contingent earn-out obligations associated with other acquisitions that could result in the Company paying the former shareholders of those acquired companies a total of up to $118,600 or a certain portion of that amount if certain EBITDA performance targets and quality margins are met over the next three years, if certain percentages of operating income are met over the next five years or if certain percentages of other annual EBITDA targets are met. As of December 31, 2013, the Company has estimated the fair value of these contingent earn-out obligations to be $28,058.

Contingent earn-out obligations will be remeasured to fair value at each reporting date until the contingencies are resolved with changes in the liability due to the re-measurement recorded in earnings. See Note 24 to the consolidated financial statements for further details. Of the total contingent earn-out obligations of $28,058 recognized at December 31, 2013, a total of $6,736 is included in other accrued liabilities and the remaining $21,322 is included in other long-term liabilities in the Company’s consolidated balance sheet.

The following is a reconciliation of changes in the contingent earn-out obligations for the year ended December 31, 2013:

Beginning balance, January 1, 2013	$292,042
Contingent earn-out obligations associated with acquisitions	12,152
Remeasurement of fair value for HCP	(56,977)
Remeasurement of fair value for other contingent earn-outs	(15,742)
Payments of the contingent earn-outs to HCP	(205,704)
Other payments of contingent earn-outs	(380)
Other tax-related adjustments	2,667

$28,058

Discontinued operations

Divestiture of HomeChoice Partners, Inc.

On February 1, 2013, the Company completed the sale of HomeChoice Partners Inc. (HomeChoice) to BioScrip, Inc. pursuant to a stock purchase agreement (the Agreement) dated December 12, 2012 for $70,000 in cash, subject to various post-closing adjustments, of which the Company receives approximately 90% of the proceeds. The stock purchase agreement also provides that as additional consideration the Company can earn up to a total of 90% of $20,000 if certain performance amounts exceed certain thresholds over the next two years. The Company has not yet assigned any value to this contingent receivable and will only recognize the estimated realizable value of this receivable when it becomes probable and reasonably estimable. The Company recorded a gain of approximately $13,375, net of tax, during 2013, related to this divestiture.

HomeChoice is a regional provider of home infusion services that provides specialized pharmacy nursing and nutritional services to patients in their homes.

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

The operating results of HomeChoice have been reported as discontinued operations for all periods presented.

The results from discontinued operations related to HomeChoice were as follows:

	Year ended December 31,
	2013	2012	2011
Net revenues	$6,351	$67,990	$60,174

Loss before income taxes	(223)	(304)	(23,931)
Income tax benefit	(84)	(82)	(9,548)

Loss from discontinued operations	$(139)	$(222)	$(14,383)

Net assets of discontinued operations related to HomeChoice as of February 1, 2013, were as follows:

Current assets	$17,039
Property and equipment, net	2,963
Long-term assets	28
Goodwill	31,853
Liabilities and noncontrolling interests	(8,998)

Net assets from discontinued operations	$42,885

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

The operating results of the historical DaVita divested centers are reflected as discontinued operations in 2011. In addition, the operating results of the DSI divested centers are reflected as discontinued operations in the consolidated financial statements beginning September 1, 2011.

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

The results from discontinued operations related to the DSI acquisition were as follows:

	Year ended December 31,
	2013	2012	2011
Net revenues	$—	$—	$16,648

Income before income taxes	—	—	1,896
Income tax expense	—	—	675

Income from discontinued operations	$—	$—	$1,221

Net assets of discontinued operations related to the DSI acquisition as of September 30, 2011, were as follows:

Current assets	$71,384
Property and equipment, net	5,183
Goodwill	7,999
Liabilities and noncontrolling interests	(836)

Net assets from discontinued operations	$83,730

Pro forma financial information (unaudited)

The following summary, prepared on a pro forma basis, combines the results of operations as if all acquisitions and divestitures in 2013 and 2012 had been consummated as of the beginning of 2012, after including the impact of certain adjustments such as amortization of intangibles, interest expense on acquisition financing and income tax effects.

	Year ended December 31,
	2013	2012
	(unaudited)
Pro forma net revenues	$11,890,346	$10,875,475
Pro forma net income attributable to DaVita HealthCare Partners Inc.	1,009,166	787,403
Pro forma income from continuing operations attributable to DaVita HealthCare Partners Inc.	1,009,305	787,625
Pro forma basic net income per share attributable to DaVita HealthCare Partners Inc.	4.81	4.10
Pro forma diluted net income per share attributable to DaVita HealthCare Partners Inc.	4.70	4.02

22.	Variable interest entities

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

The analyses upon which these consolidation determinations rest are complex, involve uncertainties, and require significant judgment on various matters, some of which could be subject to different interpretations. At December 31, 2013, these consolidated financial statements include total assets of VIEs of $502,655 and total liabilities and noncontrolling interests of VIEs to third parties of $323,800.

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

23.	Concentrations

Approximately 66% of total U.S. dialysis and related lab services net revenues in 2013, 2012 and 2011 are from government-based programs, principally Medicare and Medicaid. Related accounts receivable and other receivables from Medicare, including Medicare-assigned plans, and Medicaid, including Medicaid-assigned plans, were approximately $679,006 and $629,178, respectively as of December 31, 2013 and 2012.

Approximately 69% of HCP’s revenues in 2013 are from government-based programs, principally Medicare and Medicaid. Approximately 67% of HCP’s capitated and patient services revenues (medical revenues) are associated with three health plans and in addition, approximately 69% of HCP’s accounts receivables are associated with three health plans.

No single payor accounted for more than 10% of total consolidated accounts receivable at December 31, 2013 and 2012.

EPO is a significant physician-prescribed pharmaceutical that is administered during dialysis and is provided by a sole supplier, Amgen. The amount of EPO that is separately billable accounted for approximately 3% of U.S. dialysis and related lab services net revenues in 2013 and 2012. As long as certain conditions are met by the Company, the agreement with Amgen limits their ability to unilaterally decide to increase the price it charges the Company for EPO.

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

The following tables summarize the Company’s assets, liabilities and temporary equity measured at fair value on a recurring basis as of December 31, 2013 and 2012:

	December 31, 2013
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Available for sale securities	$19,421	$19,421	$—	$—

Interest rate cap agreements	$7,567	$—	$7,567	$—

Interest rate swap agreements	$10,004	$—	$10,004	$—

Funds on deposit with third parties	$79,317	$79,317	$—	$—

Liabilities
Interest rate swap agreements	$12,069	$—	$12,069	$—

Contingent earn-out obligations	$28,058	$—	$—	$28,058

Temporary equity
Noncontrolling interests subject to put provisions	$697,300	$—	$—	$697,300

	December 31, 2012
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Available for sale securities	$15,185	$15,185	$—	$—

Interest rate cap agreements	$65	$—	$65	$—

Funds on deposit with third parties	$70,922	$16,090	$54,832	$—

Liabilities
Interest rate swap agreements	$18,994	$—	$18,994	$—

Contingent earn-out obligations	$292,042	$—	$—	$292,042

Temporary equity
Noncontrolling interests subject to put provisions	$580,692	$—	$—	$580,692

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

The interest rate swap and cap agreements are recorded at fair value based upon valuation models utilizing the income approach and commonly accepted valuation techniques that use inputs from closing prices for similar assets and liabilities in active markets as well as other relevant observable market inputs at quoted intervals such as current interest rates, forward yield curves, implied volatility and credit default swap pricing. The Company does not believe the ultimate amount that could be realized upon settlement of these interest rate swap and cap agreements would be materially different from the fair values currently reported. See Note 14 to the consolidated financial statements for further discussion.

The funds on deposit with third parties represent funds held with various third parties as required by regulation or contract and invested by those parties in various investments, which are measured at estimated fair value based primarily on quoted market prices.

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

See Note 18 to these consolidated financial statements for a discussion of the Company’s methodology for estimating the fair value of noncontrolling interests subject to put obligations.

Other financial instruments consist primarily of cash, accounts receivable, life insurance contracts, accounts payable, other accrued liabilities and debt. The balances of the non-debt financial instruments are presented in the consolidated financial statements at December 31, 2013 and 2012 at their approximate fair values due to the short-term nature of their settlements. The carrying balance of the Company’s Senior Secured Credit Facilities totaled $5,395,825 as of December 31, 2013, and the fair value was approximately $5,451,700 based upon quoted market prices. The fair value of the Company’s senior notes was approximately $2,911,800 at December 31, 2013 based upon quoted market prices, as compared to the carrying amount of $2,800,000.

25.	Segment reporting

The Company primarily operates two major lines of business, the largest being its U.S. dialysis and related lab services business and the other being HCP. The Company also operates various other ancillary services and strategic initiatives.

As of December 31, 2013, the ancillary services and strategic initiatives consisted primarily of pharmacy services, disease management services, vascular access services, ESRD clinical research programs, physician services, direct primary care and the Company’s international dialysis operations.

The Company’s operating segments have been defined based on the separate financial information that is regularly produced and reviewed by the Company’s chief operating decision makers in making decisions about

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

allocating resources to and assessing the financial results of the Company’s different business units. The chief operating decision maker for the Company, its U.S. dialysis business, and its ancillary services and strategic initiatives is its Chief Executive Officer. The chief operating decision makers for the HCP business are the Chief Executive Officer and HCP’s Chief Executive Officer.

The Company’s separate operating segments include its U.S. dialysis and related lab services business, its HCP operations in each region, each of its ancillary services and strategic initiatives, and its international operations in the European and Middle Eastern, Asia Pacific, and Latin American regions. The U.S. dialysis and related lab services business and the HCP business each qualify as separately reportable segments, while all of the other ancillary services and strategic initiatives operating segments, including the international operating segments, have been combined and disclosed in the other segments category.

The Company’s operating segment financial information included in this report is prepared on the internal management reporting basis that the chief operating decision maker uses to allocate resources and assess the financial results of the operating segments. For internal management reporting, segment operations include direct segment operating expenses but exclude (i) the HCP contingent earn-out obligation adjustment, (ii) corporate support, which consists primarily of indirect labor, benefits and long-term incentive based compensation of certain departments which provide support to all of the Company’s different operating lines of business, (iii) the reduction of a tax asset associated with the HCP acquisition escrow provisions, and (iv) transaction expenses in 2012 associated with the HCP acquisition.

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

The following is a summary of segment revenues, segment operating margin (loss), and a reconciliation of segment operating margin to consolidated income from continuing operations before income taxes:

	Year ended December 31,
	2013	2012	2011
Segment revenues:
U.S. dialysis and related lab services
Patient service revenues:
External sources	$7,998,692	$7,299,032	$6,462,811
Intersegment revenues	34,080	17,786	11,141

Total dialysis and related lab services revenues	8,032,772	7,316,818	6,473,952
Less: Provision for uncollectible accounts	(281,146)	(233,580)	(190,234)

Net dialysis and related lab services patient service revenues	7,751,626	7,083,238	6,283,718
Other revenues(1)	12,600	11,447	11,019

Total net dialysis and related lab services revenues	7,764,226	7,094,685	6,294,737

HCP
HCP revenues:
External sources	$2,919,964	$419,431	$—
Intersegment revenues	250	—	—

Total HCP capitated revenues	2,920,214	419,431	—
Net patient service revenues	220,251	34,407	—
Other revenues	55,723	23,552	—

Total revenues	$3,196,188	$477,390	$—

Other – Ancillary services and strategic initiatives
Net patient service revenues	$75,852	$16,824	$7,730
Capitated revenues	67,351	61,906	45,133
Other external sources	694,763	553,261	395,347
Intersegment revenues	13,916	10,481	5,796

Total ancillary services and strategic initiatives revenues	851,882	642,472	454,006

Total net segment revenues	11,812,296	8,214,547	6,748,743
Elimination of intersegment revenues	(48,246)	(28,267)	(16,937)

Consolidated net revenues	$11,764,050	$8,186,280	$6,731,806

Segment operating margin (loss):(2)
U.S. dialysis and related lab services	$1,211,540	$1,378,241	$1,235,869
HCP	385,253	66,930	—
Other—Ancillary services and strategic initiatives	(38,595)	(64,877)	(34,105)

Total segment margin	1,558,198	1,380,294	1,201,764
Reconciliation of segment operating margin to consolidated income from continuing operations before income taxes:
Contingent earn-out obligation adjustment	56,977	—	—
Corporate support costs(3)	(65,041)	(52,457)	(47,051)
Transaction expenses	—	(30,753)	—

Consolidated operating income	1,550,134	1,297,084	1,154,713
Debt expense	(429,943)	(288,554)	(241,090)
Debt refinancing and redemption charges	—	(10,963)	—
Other income	4,787	3,737	2,982

Consolidated income from continuing operations before income taxes	$1,124,978	$1,001,304	$916,605

(1)	Includes management fees for providing management and administrative services to dialysis centers in which the Company owns a minority equity investment or which are wholly-owned by third parties.

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

(2)	Certain costs previously reported in the ancillary services and strategic initiatives have been reclassified to U.S. dialysis and related lab services to conform to the current year presentation.
(3)	Corporate support costs also include $7,721 of an adjustment to reduce a tax asset associated with the HCP acquisition escrow provisions.

Depreciation and amortization expense for the U.S. dialysis and related lab services business for 2013, 2012 and 2011 were $355,879, $310,375 and $259,685, respectively, and were $14,502, $7,050 and $4,540, respectively, for the ancillary services and strategic initiatives. Depreciation and amortization expense for HCP for 2013 was $158,356 and for the year ended December 31, 2012 was $24,544.

Summary of assets by segment is as follows:

	December 31,
	2013	2012
Segment assets
U.S. dialysis and related lab services	$10,248,993	$9,351,466
HCP	6,265,767	6,228,403
Other—Ancillary services and strategic initiatives(1)	584,117	434,764

Consolidated assets	$17,098,877	$16,014,633

(1)	Includes approximately $26 million and $13 million, respectively, of net property and equipment related to the Company’s international operations.

In 2013 and 2012, total expenditures for property and equipment for the U.S. dialysis and related lab services were $554,345 and $524,180, respectively, for HCP were $31,582 and $7,464, respectively, and for the ancillary services and strategic initiatives were $31,670 and $18,502, respectively.

26.	Supplemental cash flow information

The table below provides supplemental cash flow information:

	Year ended December 31,
	2013	2012	2011
Cash paid:
Income taxes	$341,426	$322,018	$145,687
Interest	405,030	257,640	236,446
Non-cash investing and financing activities:
Fixed assets under capital lease obligations	60,920	55,813	35,764

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

27.	Selected quarterly financial data (unaudited)

	2013				2012
	December 31	September 30	June 30	March 31	December 31	September 30	June 30	March 31
Net revenues	$3,063,209	$2,999,586	$2,871,673	$2,829,582	$2,477,853	$1,945,888	$1,913,006	$1,849,533
Operating income	$484,179	$377,074	$522,020	$166,861	$388,056	$340,885	$247,261	$320,882
Income from continuing operations before income taxes	$380,020	$270,766	$412,550	$61,642	$282,162	$271,210	$187,392	$260,540
Discontinued operations, net of tax.	$—	$—	$—	$13,236	$(460)	$(13)	$352	$(101)
Net income attributable to DaVita HealthCare Partners Inc.	$212,278	$136,628	$254,376	$30,164	$155,839	$144,721	$95,337	$140,120
Basic income from continuing operations per share attributable to DaVita HealthCare Partners Inc.	$1.01	$0.65	$1.21	$0.08	$0.77	$0.76	$0.50	$0.75
Basic net income per share attributable to DaVita HealthCare Partners Inc.	$1.01	$0.65	$1.21	$0.14	$0.77	$0.76	$0.51	$0.75
Diluted income from continuing operations per share attributable to DaVita HealthCare Partners Inc.	$0.99	$0.64	$1.18	$0.08	$0.76	$0.75	$0.49	$0.73
Diluted net income per share attributable to DaVita HealthCare Partners Inc.	$0.99	$0.64	$1.18	$0.14	$0.75	$0.75	$0.50	$0.73

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

28.	Consolidating financial statements

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

Consolidating Statements of Income

	DaVita HealthCare Partners Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
For the year ended December 31, 2013
Patient services revenues	$—	$5,989,658	$2,344,614	$(27,077)	$8,307,195
Less: Provision for uncollectible accounts	—	(177,415)	(116,131)	—	(293,546)

Net patient service revenues	—	5,812,243	2,228,483	(27,077)	8,013,649
Capitated revenues	—	1,427,321	1,560,244	(250)	2,987,315
Other revenues	616,155	1,534,310	94,228	(1,481,607)	763,086

Total net revenues	616,155	8,773,874	3,882,955	(1,508,934)	11,764,050
Operating expenses and charges	434,776	7,843,476	3,444,598	(1,508,934)	10,213,916

Operating income	181,379	930,398	438,357	—	1,550,134
Debt (expense)	(427,141)	(366,188)	(39,413)	402,799	(429,943)
Other income, net	402,910	1,903	2,773	(402,799)	4,787
Income tax expense	59,716	303,603	17,694	—	381,013
Equity earnings in subsidiaries	536,014	260,268	—	(796,282)	—

Income from continuing operations	633,446	522,778	384,023	(796,282)	743,965
Discontinued operations net of gain on disposal of discontinued operations	—	—	13,236	—	13,236

Net income	633,446	522,778	397,259	(796,282)	757,201
Less: Net income attributable to noncontrolling interests	—	—	—	(123,755)	(123,755)

Net income attributable to DaVita HealthCare Partners Inc.	$633,446	$522,778	$397,259	$(920,037)	$633,446

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

Consolidating Statements of Income

	DaVita HealthCare Partners Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
For the year ended December 31, 2012
Patient services revenues	$—	$5,417,800	$1,988,508	$(54,406)	$7,351,902
Less: Provision for uncollectible accounts	—	(124,592)	(110,626)	—	(235,218)

Net patient service revenues	—	5,293,208	1,877,882	(54,406)	7,116,684
Capitated revenues	—	232,744	248,592	—	481,336
Other revenues	514,190	745,920	27,106	(698,956)	588,260

Total net revenues	514,190	6,271,872	2,153,580	(753,362)	8,186,280
Operating expenses and charges	365,680	5,479,531	1,797,347	(753,362)	6,889,196

Operating income	148,510	792,341	356,233	—	1,297,084
Debt (expense) and refinancing charges	(331,944)	(207,499)	(27,193)	267,119	(299,517)
Other income, net	265,508	4,305	1,043	(267,119)	3,737
Income tax expense	32,912	320,267	6,666	—	359,845
Equity earnings in subsidiaries	486,855	218,197	—	(705,052)	—

Income from continuing operations	536,017	487,077	323,417	(705,052)	641,459
Discontinued operations	—	—	(222)	—	(222)

Net income	536,017	487,077	323,195	(705,052)	641,237
Less: Net income attributable to noncontrolling interests	—	—	—	(105,220)	(105,220)

Net income attributable to DaVita HealthCare Partners Inc.	$536,017	$487,077	$323,195	$(810,272)	$536,017

For the year ended December 31, 2011
Patient services revenues	$—	$5,047,701	$1,471,910	$(49,071)	$6,470,540
Less: Provision for uncollectible accounts	—	(127,049)	(63,185)	—	(190,234)

Net patient service revenues	—	4,920,652	1,408,725	(49,071)	6,280,306
Capitated revenues	—	45,133	—	—	45,133
Other revenues	457,460	434,754	9,534	(495,381)	406,367

Total net revenues	457,460	5,400,539	1,418,259	(544,452)	6,731,806
Operating expenses and charges	301,255	4,699,956	1,120,334	(544,452)	5,577,093

Operating income	156,205	700,583	297,925	—	1,154,713
Debt (expense)	(242,730)	(218,182)	(9,215)	229,037	(241,090)
Other income, net	229,658	1,583	778	(229,037)	2,982
Income tax expense	56,681	248,210	20,401	—	325,292
Equity earnings in subsidiaries	391,549	184,475	—	(576,024)	—

Income from continuing operations	478,001	420,249	269,087	(576,024)	591,313
Discontinued operations net of loss on disposal of discontinued operations	—	(4,191)	(13,727)	—	(17,918)

Net income	478,001	416,058	255,360	(576,024)	573,395
Less: Net income attributable to noncontrolling interests	—	—	—	(95,394)	(95,394)

Net income attributable to DaVita HealthCare Partners Inc.	$478,001	$416,058	$255,360	$(671,418)	$478,001

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

Consolidating Statements of Comprehensive Income

	DaVita HealthCare Partners Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
For the year ended December 31, 2013
Net income	$633,446	$522,778	$397,259	$(796,282)	$757,201
Other comprehensive income	12,652	—	—	—	12,652

Total comprehensive income	646,098	522,778	397,259	(796,282)	769,853
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	(123,755)	(123,755)

Comprehensive income attributable to DaVita HealthCare Partners Inc.	$646,098	$522,778	$397,259	$(920,037)	$646,098

For the year ended December 31, 2012
Net income	$536,017	$487,077	$323,195	$(705,052)	$641,237
Other comprehensive income	4,187	—	—	—	4,187

Total comprehensive income	540,204	487,077	323,195	(705,052)	645,424
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	(105,220)	(105,220)

Comprehensive income attributable to DaVita HealthCare Partners Inc.	$540,204	$487,077	$323,195	$(810,272)	$540,204

For the year ended December 31, 2011
Net income	$478,001	$416,058	$255,360	$(576,024)	$573,395
Other comprehensive loss	(19,987)	—	—	—	(19,987)

Total comprehensive income	458,014	416,058	255,360	(576,024)	553,408
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	(95,394)	(95,394)

Comprehensive income attributable to DaVita HealthCare Partners Inc.	$458,014	$416,058	$255,360	$(671,418)	$458,014

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

Consolidating Balance Sheets

	DaVita HealthCare Partners Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
As of December 31, 2013
Cash and cash equivalents	$602,188	$175,004	$169,057	$—	$946,249
Accounts receivable, net	—	939,543	545,620	—	1,485,163
Other current assets	27,910	904,852	108,104	—	1,040,866

Total current assets	630,098	2,019,399	822,781	—	3,472,278
Property and equipment, net	177,633	1,378,017	633,761	—	2,189,411
Intangible assets, net	77,531	1,882,685	64,157	—	2,024,373
Investments in subsidiaries	8,231,059	1,391,655	—	(9,622,714)	—
Intercompany receivables	3,983,214	—	480,993	(4,464,207)	—
Other long-term assets and investments	61,391	70,728	67,722	—	199,841
Goodwill	—	7,850,910	1,362,064	—	9,212,974

Total assets	$13,160,926	$14,593,394	$3,431,478	$(14,086,921)	$17,098,877

Current liabilities	$328,875	$1,776,419	$356,755	$—	$2,462,049
Intercompany payables	—	3,426,433	1,037,774	(4,464,207)	—
Long-term debt and other long-term liabilities	7,948,390	1,159,483	226,114	—	9,333,987
Noncontrolling interests subject to put provisions	451,182	—	—	246,118	697,300
Total DaVita HealthCare Partners Inc. shareholders’ equity	4,432,479	8,231,059	1,391,655	(9,622,714)	4,432,479
Noncontrolling interests not subject to put provisions	—	—	419,180	(246,118)	173,062

Total equity	4,432,479	8,231,059	1,810,835	(9,868,832)	4,605,541

Total liabilities and equity	$13,160,926	$14,593,394	$3,431,478	$(14,086,921)	$17,098,877

As of December 31, 2012
Cash and cash equivalents	$195,037	$166,107	$172,604	$—	$533,748
Accounts receivable, net	—	963,854	460,449	—	1,424,303
Other current assets	13,928	786,710	128,361	—	928,999

Total current assets	208,965	1,916,671	761,414	—	2,887,050
Property and equipment, net	143,684	1,237,166	491,520	—	1,872,370
Intangible assets, net	96,472	1,995,372	36,274	—	2,128,118
Investments in subsidiaries	7,444,676	1,313,621	—	(8,758,297)	—
Intercompany receivables	4,871,310	—	423,626	(5,294,936)	—
Other long-term assets and investments	52,787	67,000	54,558	—	174,345
Goodwill	—	7,730,020	1,222,730	—	8,952,750

Total assets	$12,817,894	$14,259,850	$2,990,122	$(14,053,233)	$16,014,633

Current liabilities	$362,727	$1,281,305	$372,393	$—	$2,016,425
Intercompany payables	—	4,598,960	695,976	(5,294,936)	—
Long-term debt and other long-term liabilities	8,326,266	990,303	184,022	—	9,500,591
Noncontrolling interests subject to put provisions	365,764	—	—	214,928	580,692
Total DaVita HealthCare Partners Inc. shareholders’ equity	3,763,137	7,389,282	1,369,015	(8,758,297)	3,763,137
Noncontrolling interests not subject to put provisions	—	—	368,716	(214,928)	153,788

Total equity	3,763,137	7,389,282	1,737,731	(8,973,225)	3,916,925

Total liabilities and equity	$12,817,894	$14,259,850	$2,990,122	$(14,053,233)	$16,014,633

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

Consolidating Statements of Cash Flows

	DaVita HealthCare Partners Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
For the year ended December 31, 2013
Cash flows from operating activities:
Net income.	$633,446	$522,778	$397,259	$(796,282)	$757,201
Changes in operating assets and liabilities and non cash items included in net income	(443,071)	652,374	10,555	796,282	1,016,140

Net cash provided by operating activities	190,375	1,175,152	407,814	—	1,773,341

Cash flows from investing activities:
Additions of property and equipment, net	(55,252)	(337,042)	(225,303)	—	(617,597)
Acquisitions	—	(156,830)	(153,564)	—	(310,394)
Proceeds from asset sales	60,650	1,608	—	—	62,258
Purchase of investments and other items	(4,944)	(3,502)	(2,703)	—	(11,149)

Net cash provided by (used in) by investing activities	454	(495,766)	(381,570)	—	(876,882)

Cash flows from financing activities:
Long-term debt and related financing costs, net	(421,739)	(11,061)	(5,207)	—	(438,007)
Intercompany borrowing	585,441	(664,154)	78,713	—	—
Other items	52,620	4,726	(102,330)	—	(44,984)

Net cash provided by (used in) financing activities	216,322	(670,489)	(28,824)	—	(482,991)

Effect of exchange rate changes on cash	—	—	(967)	—	(967)
Net increase (decrease) in cash and cash equivalents	407,151	8,897	(3,547)	—	412,501
Cash and cash equivalents at beginning of the year	195,037	166,107	172,604	—	533,748

Cash and cash equivalents at the end of the year	$602,188	$175,004	$169,057	$—	$946,249

For the year ended December 31, 2012
Cash flows from operating activities:
Net income.	$536,017	$487,077	$323,195	$(705,052)	$641,237
Changes in operating assets and liabilities and non cash items included in net income	(383,619)	15,693	122,485	705,052	459,611

Net cash provided by operating activities	152,398	502,770	445,680	—	1,100,848

Cash flows from investing activities:
Additions of property and equipment, net	(72,125)	(305,885)	(172,136)	—	(550,146)
Acquisitions	(3,645,760)	(564,499)	(83,818)	—	(4,294,077)
Proceeds from asset sales	—	3,559	—	—	3,559
Proceeds from investment sales and other items	2,841	(1,761)	7,134	—	8,214

Net cash used in by investing activities	(3,715,044)	(868,586)	(248,820)	—	(4,832,450)

Cash flows from financing activities:
Long-term debt and related financing costs, net	3,909,760	(23,805)	18,938	—	3,904,893
Intercompany borrowing	(586,050)	580,825	5,225	—	—
Other items	68,697	(25,097)	(76,109)	—	(32,509)

Net cash provided by (used in) financing activities	3,392,407	531,923	(51,946)	—	3,872,384

Effect of exchange rate changes on cash	—	—	(786)	—	(786)
Net (decrease) increase in cash and cash equivalents	(170,239)	166,107	144,128	—	139,996
Cash and cash equivalents at beginning of the year	365,276	—	28,476	—	393,752

Cash and cash equivalents at the end of the year	$195,037	$166,107	$172,604	$—	$533,748

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

Consolidating Statements of Cash Flows

	DaVita HealthCare Partners Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
For the year ended December 31, 2011
Cash flows from operating activities:
Net income.	$478,001	$416,058	$255,360	$(576,024)	$573,395
Changes in operating assets and liabilities and non cash items included in net income	(230,599)	287,537	(26,311)	576,024	606,651

Net cash provided by operating activities	247,402	703,595	229,049	—	1,180,046

Cash flows from investing activities:
Additions of property and equipment, net	(52,653)	(232,540)	(114,963)	—	(400,156)
Acquisitions	—	(1,048,136)	(29,306)	—	(1,077,442)
Proceeds from asset sales	—	75,183	—	—	75,183
Proceeds from investment sales and other items	(6,077)	9,264	—	—	3,187

Net cash used in by investing activities	(58,730)	(1,196,229)	(144,269)	—	(1,399,228)

Cash flows from financing activities:
Long-term debt and related financing costs, net	113,762	(1,896)	15,794	—	127,660
Intercompany borrowing	(502,763)	498,532	4,231	—	—
Other items	(291,198)	(4,002)	(79,643)	—	(374,843)

Net cash (used in) provided by financing activities	(680,199)	492,634	(59,618)	—	(247,183)

Net (decrease) increase in cash and cash equivalents	(491,527)	—	25,162	—	(466,365)
Cash and cash equivalents at beginning of the year	856,803	—	3,314	—	860,117

Cash and cash equivalents at the end of the year	$365,276	$—	$28,476	$—	$393,752

29.	Retrospective application of new accounting standards

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

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

The effects of the change upon the retrospective application for the presentation and disclosure requirements for patient service revenue and the provision for uncollectible accounts were as follows:

Year ended December 31, 2011
Consolidated income statements:
Net revenues as previously reported	$6,982,214

Total net revenues under the new presentation requirements:
Dialysis and related lab services patient service revenues	$6,470,540
Less: Provision for uncollectible accounts	(190,234)

Net patient service revenues	6,280,306
Capitated revenues	45,133
Other revenues	406,367

Total net revenues	6,731,806

Year ended December 31, 2011
Provision for uncollectible accounts:
Provision for uncollectible accounts as previously reported	$197,565
Less: Provision for uncollectible accounts	(190,234)
Discontinued operations	(4,022)

Provision for uncollectible accounts	$3,309

See footnote 3 to the consolidated financial statements for additional disclosure on the Company’s policies for recognizing revenue, assessing bad debts as well as quantitative and qualitative information regarding changes in the allowance for doubtful accounts. See also footnotes 25, 27 and 28 to the consolidated financial statements, which have been updated for the retrospective application of these new presentation requirements.

An additional effect of adopting FASB’s ASU No. 2011-05 as amended by ASU No. 2011-12 Comprehensive Income—Presentation of Comprehensive Income was that the Company eliminated the presentation of the components of other comprehensive income within the statements of equity and reported the components of other comprehensive income in a separate statement of comprehensive income. See the statements of equity and statements of comprehensive income for further details as well as footnote 28 to the consolidated financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Annual Report on Form 10-K to be signed on our behalf by the undersigned, thereunto duly authorized, in the City of Denver, State of Colorado, on February 21, 2014.

DAVITA HEALTHCARE PARTNERS INC.

By:	/S/ KENT J. THIRY
Kent J. Thiry Co-Chairman and Chief Executive Officer

KNOW ALL MEN BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Kent J. Thiry, Garry E. Menzel, and Kim M. Rivera, and each of them his or her true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ KENT J. THIRY Kent J. Thiry	Co-Chairman and Chief Executive Officer (Principal Executive Officer)	February 21, 2014

/S/ ROBERT J. MARGOLIS Robert J. Margolis	Co-Chairman of the Board	February 21, 2014

/S/ GARRY E. MENZEL Garry E. Menzel	Chief Financial Officer	February 21, 2014

/S/ JAMES K. HILGER James K. Hilger	Chief Accounting Officer (Principal Accounting Officer)	February 21, 2014

/S/ PAMELA M. ARWAY Pamela M. Arway	Director	February 21, 2014

/S/ CHARLES G. BERG Charles G. Berg	Director	February 21, 2014

/S/ CAROL A. DAVIDSON Carol A. Davidson	Director	February 21, 2014

Signature	Title	Date

/S/ PAUL J. DIAZ Paul J. Diaz	Director	February 21, 2014

/S/ PETER T. GRAUER Peter T. Grauer	Director	February 21, 2014

/S/ JOHN M. NEHRA John M. Nehra	Director	February 21, 2014

/S/ WILLIAM L. ROPER William L. Roper	Director	February 21, 2014

/S/ ROGER J. VALINE Roger J. Valine	Director	February 21, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

DaVita HealthCare Partners Inc.:

Under date of February 21, 2014, we reported on the consolidated balance sheets of DaVita HealthCare Partners Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2013, which are included in the Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement Schedule II—Valuation and Qualifying Accounts included in the Annual Report on Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Seattle, Washington

February 21, 2014

DAVITA HEALTHCARE PARTNERS INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at beginning of year	Acquisitions	Amounts charged to income	Amounts written off	Balance at end of year
		(in thousands)
Allowance for uncollectible accounts:
Year ended December 31, 2011	$235,629	$16,193	$198,750	$200,229	$250,343
Year ended December 31, 2012	$250,343	$7,752	$243,377	$256,350	$245,122
Year ended December 31, 2013	$245,122	$—	$298,711	$306,690	$237,143

EXHIBIT INDEX

2.1	Agreement and Plan of Merger, dated as of May 20, 2012, by and among DaVita Inc., Seismic Acquisition LLC, HealthCare Partners Holdings, LLC, and the Member Representative.(36)

2.2	Amendment, dated as of July 6, 2012, to the Agreement and Plan of Merger, dated as of May 20, 2012, by and among DaVita Inc., Seismic Acquisition LLC, HealthCare Partners Holdings, LLC, and the Member Representative.(37)

3.1	Amended and Restated Certificate of Incorporation of Total Renal Care Holdings, Inc. (TRCH), dated December 4, 1995.(1)

3.2	Certificate of Amendment of Certificate of Incorporation of TRCH, dated February 26, 1998.(2)

3.3	Certificate of Amendment of Certificate of Incorporation of DaVita Inc. (formerly Total Renal Care Holdings, Inc.), dated October 5, 2000.(3)

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of DaVita Inc., as amended dated May 30, 2007.(16)

3.5	Certificate of Ownership and Merger Merging DaVita Name Change, Inc. with and into DaVita Inc., as filed with Secretary of State of the State of Delaware on November 1, 2012.(41)

3.6	Amended and Restated Bylaws for DaVita Inc. dated as of March 10, 2011.(17)

4.1	Indenture, dated October 20, 2010, by and among DaVita Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee.(28)

4.2	Indenture, dated October 20, 2010, by and among DaVita Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee.(28)

4.3	Indenture, dated August 28, 2012, by and among DaVita Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee.(38)

4.4	Form of 5.750% Senior Notes due 2022 and related Guarantee (included in exhibit 4.5).(38)

10.1	Employment Agreement, dated as of October 19, 2009, by and between DaVita Inc. and Kim M. Rivera.(29)*

10.2	Employment Agreement, dated as of October 31, 2005, effective October 24, 2005, by and between DaVita Inc. and Dennis Kogod.(8)*

10.3	Amendment to Mr. Kogod’s Employment Agreement, effective December 12, 2008.(23)*

10.4	Second Amendment to Mr. Kogod’s Employment Agreement, effective December 31, 2012.(23)*

10.5	Employment Agreement, effective September 22, 2005, by and between DaVita Inc. and James Hilger.(10)*

10.6	Amendment to Mr. Hilger’s Employment Agreement, effective December 12, 2008.(23)*

10.7	Second Amendment to Mr. Hilger’s Employment Agreement, effective December 27, 2012.*

10.8	Employment Agreement, effective July 25, 2008, between DaVita Inc. and Kent J. Thiry.(20)*

10.9	Employment Agreement, effective August 1, 2008, between DaVita Inc. and Allen Nissenson.(21)*

10.10	Employment Agreement, effective March 3, 2008, between DaVita Inc. and David Shapiro.(23)*

10.11	Amendment to Mr. Shapiro’s Employment Agreement, effective December 4, 2008.(23)*

10.12	Employment Agreement, effective March 17, 2010, by and between DaVita Inc. and Javier Rodriguez.(25)*

10.13	Memorandum Relating to Bonus Structure for Kent J. Thiry.(26)*

1 of 6

10.14	Memorandum Relating to Bonus Structure for Dennis L. Kogod.(26)*

10.15	Form of Indemnity Agreement.(15)*

10.16	Form of Indemnity Agreement.(9)*

10.17	Executive Incentive Plan (as Amended and Restated effective January 1, 2009).(24)*

10.18	Executive Retirement Plan.(23)*

10.19	DaVita Voluntary Deferral Plan.(7)*

10.20	Deferred Bonus Plan (Prosperity Plan).(22)*

10.21	Amendment No. 1 to Deferred Bonus Plan (Prosperity Plan).(23)*

10.22	Amended and Restated Employee Stock Purchase Plan.(18)*

10.23	Amended and Restated DaVita Healthcare Partners Inc. Severance Plan.*

10.24	Change in Control Bonus Program.(23)*

10.25	Non-Management Director Compensation Philosophy and Plan.(19)*

10.26	Amended and Restated 2002 Equity Compensation Plan.(6)*

10.27	Amended and Restated 2002 Equity Compensation Plan.(14)*

10.28	Amended and Restated 2002 Equity Compensation Plan.(18)*

10.29	Amended and Restated 2002 Equity Compensation Plan.(23)*

10.30	DaVita Inc. 2002 Equity Compensation Plan.(27)*

10.31	Form of Non-Qualified Stock Option Agreement—Employee (DaVita Inc. 1999 Non-Executive Officer and Non-Director Equity Compensation Plan.(13)*

10.32	Form of Non-Qualified Stock Option Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(4)*

10.33	Form of Non-Qualified Stock Option Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(11)*

10.34	Form of Non-Qualified Stock Option Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(13)*

10.35	Form of Restricted Stock Units Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(4)*

10.36	Form of Restricted Stock Units Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(11)*

10.37	Form of Restricted Stock Units Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(13)*

10.38	Form of Restricted Stock Units Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(23)*

10.39	Form of Stock Appreciation Rights Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(11)*

10.40	Form of Stock Appreciation Rights Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(13)*

10.41	Form of Stock Appreciation Rights Agreement—Board (DaVita Inc. 2002 Equity Compensation Plan).(21)*

2 of 6

10.42	Form of Stock Appreciation Rights Agreement—Board members (DaVita Inc. 2011 Incentive Award Plan).(32)*

10.43	Form of Restricted Stock Units Agreement—Board (DaVita Inc. 2002 Equity Compensation Plan).(21)*

10.44	Form of Restricted Stock Units Agreement—Board members (DaVita Inc. 2011 Incentive Award Plan).(32)*

10.45	Form of Non-Qualified Stock Option Agreement—Board (DaVita Inc. 2002 Equity Compensation Plan).(21)*

10.46	Form of Stock Appreciation Rights Agreement—Executives (DaVita Inc. 2011 Incentive Award Plan).(32)*

10.47	Form of Restricted Stock Units Agreement—Executives (DaVita Inc. 2011 Incentive Award Plan).(32)*

10.48	Form of Restricted Stock Units Agreement (DaVita Inc. 2011 Incentive Award Plan). *

10.49	Form of Stock Appreciation Rights Agreement (DaVita Inc. 2011 Incentive Award Plan). *

10.50	Form of Long-Term Incentive Program Award Agreement (For 162(m) designated teammates) (DaVita Inc. 2011 Incentive Award Plan).(43) *

10.51	Form of Long-Term Incentive Program Award Agreement (DaVita Inc. 2011 Incentive Award Plan). *

10.52	Credit Agreement, dated as of October 20, 2010, by and among DaVita Inc., the guarantors party thereto, the lenders party thereto, Credit Suisse AG, Barclays Bank PLC, Goldman Sachs Bank USA, Wells Fargo Bank, National Association, Credit Agricole Corporate and Investment Bank, RBC Capital Markets, Scotia Capital (USA) Inc., SunTrust Robinson Humphrey, Inc. and Union Bank, N.A., as Co-Documentation Agents, Bank of America, N.A., as Syndication Agent, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and J.P. Morgan Securities LLC, Banc of America Securities LLC, Credit Suisse Securities (USA) LLC, Barclays Capital, Goldman Sachs Bank USA and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Bookrunners.(34)**

10.53	Amendment No. 1, dated as of August 14, 2012, to the Credit Agreement, dated as of October 20, 2010, by and among DaVita Inc., the several banks and other financial institutions or entities from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and JPMorgan Chase Bank, N.A., as Issuing Lender and Swingline Lender, and the other agents from time to time parties thereto.(39)

10.54	Amendment No. 2 to the Credit Agreement, dated as of August 24, 2012, by and among DaVita Inc., the several banks and other financial institutions or entities from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and JPMorgan Chase Bank, N.A., as Issuing Lender and Swingline Lender, and the other agents from time to time parties thereto.(38)

10.55	Perfection Certificate executed as of October 20, 2010 and delivered in connection with the closing of the Credit Agreement filed as Exhibit 10.68.(34)**

10.56	Amended and Restated Alliance and Product Supply Agreement, dated as of August 25, 2006, among Gambro Renal Products, Inc., DaVita Inc. and Gambro AB.(12)**

10.57	Dialysis Organization Agreement between DaVita Inc. and Amgen USA Inc. dated December 20, 2007.(22)**

10.58	Dialysis Organization Agreement between DaVita Inc. and Amgen USA Inc. dated December 17, 2010.(30)**

3 of 6

10.59	Amended and Restated DaVita HealthCare Partners Inc. 2011 Incentive Award Plan.(31)*

10.60	Amendment No. 2 to Dialysis Organization Agreement between DaVita Inc. and Amgen USA Inc. effective as of July 1, 2011.(33)**

10.61	Sourcing and Supply Agreement between DaVita Inc. and Amgen USA Inc. effective as of January 1, 2012.(35)**

10.62	Amendment No. 1 to Sourcing and Supply Agreement between DaVita HealthCare Partners Inc. and Amgen USA Inc. effective as of January 1, 2013.**

10.63	Voting Agreement, dated as of May 20, 2012, by and among DaVita Inc., HealthCare Partners Holdings, LLC, and HealthCare Partners Medical Group.(36)

10.64	Support Agreement, dated as of May 20, 2012, by and among DaVita Inc., HealthCare Partners Holdings, LLC, and Dr. Robert Margolis.(36)

10.65	Support Agreement, dated as of May 20, 2012, by and among DaVita Inc., HealthCare Partners Holdings, LLC, and Dr. William Chin.(36)

10.66	Support Agreement, dated as of May 20, 2012, by and among DaVita Inc., HealthCare Partners Holdings, LLC, and Matthew Mazdyasni.(36)

10.67	Support Agreement, dated as of May 20, 2012, by and among DaVita Inc., HealthCare Partners Holdings, LLC, and Dr. Thomas Paulsen.(36)

10.68	Form of Non-Competition and Non-Solicitation Agreement, dated as of May 20, 2012, between DaVita Inc. and Dr. Robert Margolis, Dr. William Chin, Dr. Thomas Paulsen, Mr. Zan Calhoun, and Ms. Lori Glisson.(36)

10.69	Form of Non-Competition and Non-Solicitation Agreement, dated as of May 20, 2012, between DaVita Inc. and Mr. Matthew Mazdyasni, Dr. Sherif Abdou, and Dr. Amir Bacchus.(36)

10.70	Escrow Agreement, dated as of August 28, 2012, by and among DaVita Inc., The Bank of New York Mellon Trust Company, N.A., as trustee, The Bank of New York Mellon Trust Company, N.A., as escrow agent and The Bank of New York Mellon Trust Company, N.A., as bank and securities intermediary.(38)

10.71	Employment Agreement, dated as of May 20, 2012, effective as of the November 1, 2012, by and among Dr. Robert Margolis, DaVita Inc. and HealthCare Partners Holdings, LLC.(40)*

10.72	Amendment to Dr. Margolis’ Employment Agreement, effective December 31, 2012.*

10.73	Employment Agreement, effective July 5, 2013, between DaVita HealthCare Partners Inc. and Garry E. Menzel.(42)*

12.1	Computation of Ratio of Earnings to Fixed Charges.✓

14.1	DaVita Inc. Corporate Governance Code of Ethics.(5)

21.1	List of our subsidiaries.✓

23.1	Consent of KPMG LLP, independent registered public accounting firm.✓

24.1	Powers of Attorney with respect to DaVita. (Included on Page II-1).

31.1	Certification of the Chief Executive Officer, dated February 21, 2014, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.✓

31.2	Certification of the Chief Financial Officer, dated February 21, 2014, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.✓

32.1	Certification of the Chief Executive Officer, dated February 21, 2014, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.✓

4 of 6

32.2	Certification of the Chief Financial Officer, dated February 21, 2014, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.✓

101.INS	XBRL Instance Document. ✓

101.SCH	XBRL Taxonomy Extension Schema Document. ✓

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. ✓

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. ✓

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. ✓

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. ✓

✓	Included in this filing.
*	Management contract or executive compensation plan or arrangement.
**	Portions of this exhibit are subject to a request for confidential treatment and have been redacted and filed separately with the SEC.
(1)	Filed on March 18, 1996 as an exhibit to the Company’s Transitional Report on Form 10-K for the transition period from June 1, 1995 to December 31, 1995.
(2)	Filed on March 31, 1998 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.
(3)	Filed on March 20, 2001 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.
(4)	Filed on November 8, 2004 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.
(5)	Filed on February 27, 2004 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
(6)	Filed on May 4, 2005 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.
(7)	Filed on November 8, 2005 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.
(8)	Filed on November 4, 2005 as an exhibit to the Company’s Current Report on Form 8-K.
(9)	Filed on March 3, 2005 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
(10)	Filed on August 7, 2006 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2006.
(11)	Filed on July 6, 2006 as an exhibit to the Company’s Current Report on Form 8-K.
(12)	Filed on November 3, 2006 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
(13)	Filed on October 18, 2006 as an exhibit to the Company’s Current Report on Form 8-K.
(14)	Filed on July 31, 2006 as an exhibit to the Company’s Current Report on Form 8-K.
(15)	Filed on December 20, 2006 as an exhibit to the Company’s Current Report on Form 8-K.
(16)	Filed on August 6, 2007 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.
(17)	Filed on March 17, 2011 as an exhibit to the Company’s Current Report on Form 8-K/A.
(18)	Filed on June 4, 2007 as an exhibit to the Company’s Current Report on Form 8-K.
(19)	Filed on May 8, 2008 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.
(20)	Filed on July 31, 2008 as an exhibit to the Company’s Current Report on Form 8-K.
(21)	Filed on November 6, 2008 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.
(22)	Filed on February 29, 2008 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

5 of 6

(23)	Filed on February 27, 2009 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008
(24)	Filed on June 18, 2009 as an exhibit to the Company’s Current Report on Form 8-K.
(25)	Filed on April 14, 2010 as an exhibit to the Company’s Current Report on Form 8-K.
(26)	Filed on May 3, 2010 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.
(27)	Filed on April 28, 2010 as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A.
(28)	Filed on October 21, 2010 as an exhibit to the Company’s Current Report on Form 8-K.
(29)	Filed on February 25, 2010 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
(30)	Filed on December 29, 2011 as an exhibit to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2010.
(31)	Filed on April 29, 2013 as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A.
(32)	Filed on August 4, 2011 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.
(33)	Filed on December 29, 2011 as an exhibit to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2011.
(34)	Filed on January 17, 2012 as an exhibit to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2011.
(35)	Filed on February 24, 2012 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.
(36)	Filed on May 21, 2012 as an exhibit to the Company’s Current Report on Form 8-K.
(37)	Filed on July 9, 2012 as an exhibit to the Company’s Current Report on Form 8-K.
(38)	Filed on August 28, 2012 as an exhibit to the Company’s Current Report on Form 8-K.
(39)	Filed on September 18, 2012 as an exhibit to the Company’s Current Report on Form 8-K.
(40)	Filed on September 18, 2012 as an exhibit to Amendment No. 2 to the Company’s Registration Statement on Form S-4.
(41)	Filed on November 1, 2012 as an exhibit to the Company’s Current Report on Form 8-K.
(42)	Filed on August 7, 2013 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.
(43)	Filed on February 28, 2013 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

6 of 6