Form 10-Q
period 2014-03-31
DAVITA HEALTHCARE PARTNERS INC.
filed 2014-05-02
CIK 927066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

For the Quarterly Period Ended March 31, 2014

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

As of April 28, 2014, the number of shares of the Registrant’s common stock outstanding was approximately 214.2 million shares and the aggregate market value of the common stock outstanding held by non-affiliates based upon the closing price of these shares on the New York Stock Exchange was approximately $14.8 billion.

DAVITA HEALTHCARE PARTNERS INC.

Note: Items 3, 4 and 5 of Part II are omitted because they are not applicable.

i

DAVITA HEALTHCARE PARTNERS INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(dollars in thousands, except per share data)

	Three months ended March 31,
	2014	2013
Patient service revenues	$2,114,098	$1,979,873
Less: Provision for uncollectible accounts	(83,197)	(70,057)

Net patient service revenues	2,030,901	1,909,816
Capitated revenues	787,565	762,615
Other revenues	224,310	157,151

Total net revenues	3,042,776	2,829,582

Operating expenses and charges:
Patient care costs and other costs	2,179,772	1,960,891
General and administrative	284,061	284,410
Depreciation and amortization	142,579	125,909
Provision for uncollectible accounts	2,511	878
Equity investment income	(7,372)	(9,367)
Loss contingency reserve	—	300,000

Total operating expenses and charges	2,601,551	2,662,721

Operating income	441,225	166,861
Debt expense	(106,335)	(105,817)
Other income, net	1,698	598

Income from continuing operations before income taxes	336,588	61,642
Income tax expense	124,851	15,144

Income from continuing operations	211,737	46,498
Discontinued operations:
Loss from operations of discontinued operations, net of tax	—	(139)
Gain on disposal of discontinued operations, net of tax	—	13,375

Net income	211,737	59,734
Less: Net income attributable to noncontrolling interests	(28,448)	(29,570)

Net income attributable to DaVita HealthCare Partners Inc.	$183,289	$30,164

Earnings per share:
Basic income from continuing operations per share attributable to DaVita HealthCare Partners Inc.	$0.87	$0.08

Basic net income per share attributable to DaVita HealthCare Partners Inc.	$0.87	$0.14

Diluted income from continuing operations per share attributable to DaVita HealthCare Partners Inc.	$0.85	$0.08

Diluted net income per share attributable to DaVita HealthCare Partners Inc.	$0.85	$0.14

Weighted average shares for earnings per share:
Basic	211,375,232	208,968,952

Diluted	216,118,922	214,127,266

Amounts attributable to DaVita HealthCare Partners Inc.:
Income from continuing operations	$183,289	$16,915
Discontinued operations	—	13,249

Net income	$183,289	$30,164

See notes to condensed consolidated financial statements.

DAVITA HEALTHCARE PARTNERS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(dollars in thousands)

	Three months ended March 31,
	2014	2013
Net income	$211,737	$59,734

Other comprehensive income (loss), net of tax:
Unrealized losses on interest rate swap and cap agreements:
Unrealized losses on interest rate swap and cap agreements	(2,505)	(2,369)
Reclassifications of net swap and cap agreements realized losses into net income	3,359	2,507
Unrealized gains on investments:
Unrealized gain on investments	331	618
Reclassification of net investment realized gains into net income	(207)	(94)
Foreign currency translation adjustments	28	(2,106)

Other comprehensive income (loss)	1,006	(1,444)

Total comprehensive income	212,743	58,290
Less: Comprehensive income attributable to noncontrolling interests	(28,448)	(29,570)

Comprehensive income attributable to DaVita HealthCare Partners Inc.	$184,295	$28,720

See notes to condensed consolidated financial statements.

DAVITA HEALTHCARE PARTNERS INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands, except per share data)

	March 31, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$1,108,069	$946,249
Short-term investments	8,080	6,801
Accounts receivable, less allowance of $247,108 and $237,143	1,539,728	1,485,163
Inventories	101,173	88,805
Other receivables	374,017	349,090
Other current assets	169,628	176,414
Income tax receivable	—	10,315
Deferred income taxes	406,538	409,441

Total current assets	3,707,233	3,472,278
Property and equipment, net of accumulated depreciation of $1,857,718 and $1,778,259	2,224,439	2,189,411
Intangibles, net of accumulated amortization of $530,540 and $483,773	2,025,822	2,024,373
Equity investments	40,727	40,686
Long-term investments	81,033	79,557
Other long-term assets	76,909	79,598
Goodwill	9,242,179	9,212,974

	$17,398,342	$17,098,877

LIABILITIES AND EQUITY
Accounts payable	$392,907	$435,465
Other liabilities	486,565	464,422
Accrued compensation and benefits	629,669	603,013
Medical payables	284,759	287,452
Loss contingency reserve	397,000	397,000
Current portion of long-term debt	292,220	274,697
Income tax payable	83,054	—

Total current liabilities	2,566,174	2,462,049
Long-term debt	8,071,622	8,141,231
Other long-term liabilities	407,288	380,337
Deferred income taxes	822,842	812,419

Total liabilities	11,867,926	11,796,036
Commitments and contingencies
Noncontrolling interests subject to put provisions	692,780	697,300
Equity:
Preferred stock ($0.001 par value, 5,000,000 shares authorized; none issued)
Common stock ($0.001 par value, 450,000,000 shares authorized; 214,045,116 and 213,163,248 shares issued and outstanding at March 31, 2014 and at December 31, 2013, respectively)	214	213
Additional paid-in capital	1,113,714	1,070,922
Retained earnings	3,547,278	3,363,989
Accumulated other comprehensive loss	(1,639)	(2,645)

Total DaVita HealthCare Partners Inc. shareholders’ equity	4,659,567	4,432,479
Noncontrolling interests not subject to put provisions	178,069	173,062

Total equity	4,837,636	4,605,541

	$17,398,342	$17,098,877

See notes to condensed consolidated financial statements.

DAVITA HEALTHCARE PARTNERS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Three months ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$211,737	$59,734
Adjustments to reconcile net income to cash provided by operating activities:
Loss contingency reserve	—	300,000
Depreciation and amortization	142,565	125,756
Stock-based compensation expense	15,074	16,021
Tax benefits from stock award exercises	22,978	9,368
Excess tax benefits from stock award exercises	(18,336)	(6,957)
Deferred income taxes	8,902	(111,331)
Equity investment income, net	(187)	(2,486)
Other non-cash (income) charges and loss on disposal of assets	8,346	(11,396)
Changes in operating assets and liabilities, other than from acquisitions and divestitures:
Accounts receivable	(54,565)	(92,339)
Inventories	(12,280)	2,162
Other receivables and other current assets	(17,740)	(32,281)
Other long-term assets	1,418	(9,865)
Accounts payable	(42,558)	(83,896)
Accrued compensation and benefits	23,570	(3,790)
Other current liabilities	20,615	79,277
Income taxes	92,905	93,401
Other long-term liabilities	16,663	47,829

Net cash provided by operating activities	419,107	379,207

Cash flows from investing activities:
Additions of property and equipment, net	(126,562)	(116,724)
Acquisitions	(67,857)	(91,498)
Proceeds from asset and business sales	56	62,357
Purchase of investments available for sale	(1,824)	(1,212)
Purchase of investments held-to-maturity	(2,511)	(4)
Proceeds from sale of investments available for sale	1,262	1,091
Proceeds from sale of investments held to maturity	1,508	—
Purchase of intangible assets	(11)	(137)
Distributions received on equity investments	146	116

Net cash used in investing activities	(195,793)	(146,011)

Cash flows from financing activities:
Borrowings	16,179,463	16,797,510
Payments on long-term debt and other financing costs	(16,244,613)	(16,861,197)
Distributions to noncontrolling interests	(33,147)	(34,926)
Stock award exercises and other share issuances, net	3,450	5,833
Excess tax benefits from stock award exercises	18,336	6,957
Contributions from noncontrolling interests	13,625	14,257
Proceeds from sales of additional noncontrolling interests	761	4,174

Net cash used in financing activities	(62,125)	(67,392)
Effect of exchange rate changes on cash and cash equivalents	631	119

Net increase in cash and cash equivalents	161,820	165,923
Cash and cash equivalents at beginning of the year	946,249	533,748

Cash and cash equivalents at end of the year	$1,108,069	$699,671

Supplemental cash flow information:
Non-cash investing and financing activities:
Fixed assets under capital lease obligations	$11,918	$13,594

See notes to condensed consolidated financial statements.

DAVITA HEALTHCARE PARTNERS INC.

CONSOLIDATED STATEMENTS OF EQUITY

(unaudited)

(dollars and shares in thousands)

	Non- controlling interests subject to put provisions	DaVita HealthCare Partners Inc. Shareholders’ Equity								Non- controlling interests not subject to put provisions
		Common stock		Additional paid-in capital	Retained earnings	Treasury stock		Accumulated other comprehensive income (loss)	Total
Balance at December 31, 2012	$580,692	269,725	$270	$1,208,665	$3,731,835	(58,728)	$(1,162,336)	$(15,297)	$3,763,137	$153,788
Comprehensive income:
Net income	78,215				633,446				633,446	45,540
Other comprehensive income								12,652	12,652
Stock purchase shares issued		238		12,817					12,817
Stock unit shares issued		7		(3,286)		164	3,247		(39)
Stock-settled SAR shares issued		313		(29,025)		1,444	28,561		(464)
Stock-based compensation expense				59,998					59,998
Excess tax benefits from stock awards exercised				36,197					36,197
Distributions to noncontrolling interests	(80,353)									(58,973)
Contributions from noncontrolling interests	22,053									14,943
Sales and assumptions of additional noncontrolling interests	23,642			(1,442)					(1,442)	10,770
Purchases from noncontrolling interests	(512)			(3,119)					(3,119)	(147)
Expiration of put option and other reclassification	(7,141)									7,141
Changes in fair value of noncontrolling interests	80,704			(80,704)					(80,704)
Treasury stock retirement		(57,120)	(57)	(129,179)	(1,001,292)	57,120	1,130,528		—

Balance at December 31, 2013	$697,300	213,163	$213	$1,070,922	$3,363,989	—	$—	$(2,645)	$4,432,479	$173,062
Comprehensive income:
Net income	18,584				183,289				183,289	9,864
Other comprehensive income								1,006	1,006
Stock unit shares issued		44		(27)					(27)
Stock-settled SAR shares issued		838	1	(1)					—
Stock-based compensation expense				15,074					15,074
Excess tax benefits from stock awards exercised				18,336					18,336
Distributions to noncontrolling interests	(21,640)									(11,507)
Contributions from noncontrolling interests	6,975									6,650
Sales and assumptions of additional noncontrolling interests	680			81					81
Adjustment in ownership interests				210					210
Changes in fair value of noncontrolling interests	(9,119)			9,119					9,119

Balance at March 31, 2014	$692,780	214,045	$214	$1,113,714	$3,547,278	—	$—	$(1,639)	$4,659,567	$178,069

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

1. Condensed consolidated interim financial statements

The condensed consolidated interim financial statements included in this report are prepared by the Company without audit. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations are reflected in these consolidated interim financial statements. All significant intercompany accounts and transactions have been eliminated. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The most significant estimates and assumptions underlying these financial statements and accompanying notes generally involve the accrual of an estimated loss contingency reserve and its impact on the Company’s income taxes, revenue recognition and accounts receivable, impairments of long-lived assets, fair value estimates, accounting for income taxes, variable compensation accruals, consolidation of variable interest entities, purchase accounting valuation estimates, long-term incentive program compensation and medical liability claims. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the operating results for the full year. The condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Prior year balances and amounts have been reclassified to conform to the current year presentation. The Company has evaluated subsequent events through the date these condensed consolidated financial statements were issued and has included all necessary disclosures.

2. Earnings per share

Basic net income per share is calculated by dividing net income attributable to the Company, adjusted for any change in noncontrolling interests redemption rights in excess of fair value, by the weighted average number of common shares and vested stock units outstanding. Diluted net income per share includes the dilutive effect of outstanding stock-settled stock appreciation rights and unvested stock units (under the treasury stock method).

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

The reconciliations of the numerators and denominators used to calculate basic and diluted earnings per share are as follows:

	Three months ended March 31,
	2014	2013
Basic:
Income from continuing operations attributable to DaVita HealthCare Partners Inc.	$183,289	$16,915
Discontinued operations attributable to DaVita HealthCare Partners Inc.	—	13,249

Net income attributable to DaVita HealthCare Partners Inc. for basic earnings per share calculation	$183,289	$30,164

Weighted average shares outstanding during the period	213,564	211,157
Vested stock units	5	6
Contingently returnable shares held in escrow for the DaVita HealthCare Partners merger	(2,194)	(2,194)

Weighted average shares for basic earnings per share calculation	211,375	208,969

Basic income from continuing operations per share attributable to DaVita HealthCare Partners Inc.	$0.87	$0.08
Basic income from discontinued operations per share attributable to DaVita HealthCare Partners Inc.	$—	$0.06

Basic net income per share attributable to DaVita HealthCare Partners Inc.	$0.87	$0.14

Diluted:
Income from continuing operations attributable to DaVita HealthCare Partners Inc.	$183,289	$16,915
Discontinued operations attributable to DaVita HealthCare Partners Inc.	—	13,249

Net income attributable to DaVita HealthCare Partners Inc. for diluted earnings per share calculation	$183,289	$30,164

Weighted average shares outstanding during the period	213,564	211,157
Vested stock units	5	6
Assumed incremental shares from stock plans	2,550	2,964

Weighted average shares for diluted earnings per share calculation	216,119	214,127

Diluted income from continuing operations per share attributable to DaVita HealthCare Partners Inc.	$0.85	$0.08
Diluted income from discontinued operations per share attributable to DaVita HealthCare Partners Inc.	$—	$0.06

Diluted net income per share attributable to DaVita HealthCare Partners Inc.	$0.85	$0.14

Anti-dilutive stock-settled awards excluded from calculation(1)	2,999	2,187

(1)	Shares associated with stock-settled stock appreciation rights that are excluded from the diluted denominator calculation because they are anti-dilutive under the treasury stock method.

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

3. Accounts receivable

Accounts receivable are reduced by an allowance for doubtful accounts. In evaluating the ultimate collectability of the Company’s accounts receivable, the Company analyzes its historical cash collection experience and trends for each of its government payors and commercial payors to estimate the adequacy of the allowance for doubtful accounts and the amount of the provision for uncollectible accounts. Management regularly updates its analysis based upon the most recent information available to determine its current provision for uncollectible accounts and the adequacy of its allowance for doubtful accounts. For receivables associated with dialysis patient services covered by government payors, like Medicare, the Company receives 80% of the payment directly from Medicare as established under the government’s bundled payment system, in the case of dialysis services receivables, and determines an appropriate allowance for doubtful accounts and provision for uncollectible accounts on the remaining balance due depending upon the Company’s estimate of the amounts ultimately collectible from other secondary coverage sources or from the patients. For receivables associated with services to patients covered by commercial payors that are either based upon contractual terms or for non-contracted health plan coverage, the Company provides an allowance for doubtful accounts by recording a provision for uncollectible accounts based upon its historical collection experience, potential inefficiencies in its billing processes and for which collectability is determined to be unlikely. Approximately 1% of the Company’s net accounts receivable are associated with patient pay and it is the Company’s policy to record an allowance for 100% of these outstanding dialysis accounts receivable balances when those amounts due are outstanding for more than four months.

During the three months ended March 31, 2014, the Company’s allowance for doubtful accounts increased by approximately $9,965. This was primarily due to an increase in the bad debt provision from 3.5% to 4.0% related to our U.S. dialysis and related lab services, primarily as a result of additional non-covered Medicare write-offs. There were no unusual transactions impacting the allowance for doubtful accounts.

4. Investments in debt and equity securities and other investments

Based on the Company’s intentions and strategy concerning investments in debt securities, the Company classifies certain debt securities as held-to-maturity and records them at amortized cost. Equity securities that have readily determinable fair values, including those of mutual funds, common stock and other debt securities, are classified as available-for-sale and recorded at fair value.

The Company’s investments in securities consist of the following:

	March 31, 2014			December 31, 2013
	Held to maturity	Available for sale	Total	Held to maturity	Available for sale	Total
Certificates of deposit and money market funds due within one year	$6,604	$—	$6,604	$5,601	$—	$5,601
Investments in mutual funds and common stock	—	20,532	20,532	—	19,421	19,421

	$6,604	$20,532	$27,136	$5,601	$19,421	$25,022

Short-term investments	$6,604	$1,476	$8,080	$5,601	$1,200	$6,801
Long-term investments	—	19,056	19,056	—	18,221	18,221

	$6,604	$20,532	$27,136	$5,601	$19,421	$25,022

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

The cost of the certificates of deposit and money market funds at March 31, 2014 and December 31, 2013 approximates their fair value. As of March 31, 2014 and December 31, 2013, the available-for-sale investments included $5,286 and $5,096 of gross pre-tax unrealized gains, respectively. During the three months ended March 31, 2014, the Company recorded gross pre-tax unrealized gains of $530, or $331 after tax, in other comprehensive income associated with changes in the fair value of these investments. During the three months ended March 31, 2014, the Company sold investments in mutual funds for net proceeds of $1,262 and recognized a pre-tax gain of $340, or $207 after-tax, which was previously recorded in other comprehensive income. During the three months ended March 31, 2013, the Company sold investments in mutual funds for net proceeds of $1,091 and recognized a pre-tax gain of $155, or $94 after-tax, which was previously recorded in other comprehensive income.

The investments in mutual funds classified as available-for-sale are held within a trust to fund existing obligations associated with several of the Company’s non-qualified deferred compensation plans.

As of March 31, 2014, the Company held $5,000 of preferred stock in a privately held company that is accounted for under the cost method as this investment does not have a readily determinable fair value.

Certain HCP entities are required to maintain minimum cash balances in order to comply with regulatory requirements in conjunction with medical claim reserves. As of March 31, 2014, this minimum cash balance was approximately $52,000.

5. Goodwill

Changes in goodwill by reportable segments were as follows:

	Three months ended March 31, 2014
	U.S. dialysis and related lab services	HCP	Other-ancillary services and strategic initiatives	Consolidated total
Balance at December 31, 2013	$5,469,473	$3,516,162	$227,339	$9,212,974
Acquisitions	2,915	26,194	—	29,109
Other adjustments	—	—	96	96

Balance at March 31, 2014	$5,472,388	$3,542,356	$227,435	$9,242,179

	Year ended December 31, 2013
	U.S. dialysis and related lab services	HCP	Other-ancillary services and strategic initiatives	Consolidated total
Balance at December 31, 2012	$5,309,152	$3,506,571	$137,027	$8,952,750
Acquisitions	163,037	17,833	90,397	271,267
Divestitures	(2,728)	—	—	(2,728)
Other adjustments	12	(8,242)	(85)	(8,315)

Balance at December 31, 2013	$5,469,473	$3,516,162	$227,339	$9,212,974

Each of the Company’s operating segments described in Note 16 to these condensed consolidated financial statements represents an individual reporting unit for goodwill impairment testing purposes, except that each sovereign jurisdiction within our international operations segments is considered a separate reporting unit.

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

During the first quarter of 2014, the Company did not record any goodwill impairment charges. As of March 31, 2014, none of the goodwill associated with the Company’s various reporting units was considered at risk of impairment. Since the dates of the Company’s last annual goodwill impairment tests, there have been certain developments, events, changes in operating performance and other changes in circumstances that have affected the Company’s businesses. However, these did not cause management to believe it is more likely than not that the fair value of any of its reporting units would be less than its carrying amount.

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

The following table shows the components of changes in the health care costs payable for the three months ended March 31, 2014:

Three monthsended March 31, 2014
Health care costs payable, beginning of the period	$172,310

Add: Components of incurred health care costs
Current year	380,918
Prior years	3,824

Total incurred health care costs	384,742

Less: Claims paid
Current year	220,478
Prior years	140,078

Total claims paid	360,556

Health care costs payable, end of the period	$196,496

Our prior year estimates of health care costs payable increased by $3,824 resulting from certain medical claims being settled for amounts more than originally estimated. When significant increases (decreases) in prior-year health care cost estimates occur that we believe significantly impact our current year operating results, we

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

disclose that amount as unfavorable (favorable) development of prior-year’s health care cost estimates. Actual claim payments for prior year services have not been materially different from our year-end estimates.

7. Income taxes

As of March 31, 2014, the Company’s total liability for unrecognized tax benefits relating to tax positions that do not meet the more-likely-than-not threshold is $60,762, of which $33,151 would impact the Company’s effective tax rate if recognized. This balance represents an increase of $224 from the December 31, 2013 balance of $60,538.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in its income tax expense. At March 31, 2014 and December 31, 2013, the Company had approximately $11,746 and $10,742, respectively, accrued for interest and penalties related to unrecognized tax benefits, net of federal tax benefits.

As of March 31, 2014, it is reasonably possible that $27,611 of unrecognized tax benefits may be recognized within the next 12 months, primarily related to the filing of tax accounting method changes.

8. Long-term debt

Long-term debt was comprised of the following:

	March 31, 2014	December 31, 2013
Senior Secured Credit Facilities:
Term Loan A	$762,500	$800,000
Term Loan A-3	1,265,625	1,282,500
Term Loan B	1,693,125	1,697,500
Term Loan B-2	1,629,375	1,633,500
Senior notes	2,800,000	2,800,000
Acquisition obligations and other notes payable	66,825	67,352
Capital lease obligations	163,106	152,751

Total debt principal outstanding	8,380,556	8,433,603
Discount on long-term debt	(16,714)	(17,675)

	8,363,842	8,415,928
Less current portion	(292,220)	(274,697)

	$8,071,622	$8,141,231

Scheduled maturities of long-term debt at March 31, 2014 were as follows:

2014	208,890
2015	845,479
2016	1,897,968
2017	911,372
2018	807,601
2019	1,565,989
Thereafter	2,143,257

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

During the first three months of 2014, the Company made mandatory principal payments under its Senior Secured Credit Facilities totaling $37,500 on the Term Loan A, $16,875 on the Term Loan A-3, $4,375 on the Term Loan B and $4,125 on the Term Loan B-2.

The Company has entered into several interest rate swap agreements as a means of hedging its exposure to and volatility from variable-based interest rate changes as part of its overall interest rate risk management strategy. These agreements are not held for trading or speculative purposes and have the economic effect of converting the LIBOR variable component of the Company’s interest rate to a fixed rate. These swap agreements are designated as cash flow hedges, and as a result, hedge-effective gains or losses resulting from changes in the fair values of these swaps are reported in other comprehensive income until such time as the hedged forecasted cash flows occur, at which time the amounts are reclassified into net income. Net amounts paid or received for each specific swap tranche that have settled have been reflected as adjustments to debt expense. In addition, the Company has entered into several interest rate cap agreements that have the economic effect of capping the Company’s maximum exposure to LIBOR variable interest rate changes on specific portions of the Company’s Term Loan B debt and Term Loan B-2 debt, as described below. Certain cap agreements are also designated as cash flow hedges and, as a result, changes in the fair values of these cap agreements are reported in other comprehensive income. Certain other cap agreements are ineffective cash flow hedges, and as a result, changes in the fair value of these cap agreements are reported in net income. The amortization of the original cap premium is recognized as a component of debt expense on a straight-line basis over the term of the cap agreements. The swap and cap agreements do not contain credit-risk contingent features.

As of March 31, 2014, the Company maintains several interest rate swap agreements that were entered into in March 2013 with amortizing notional amounts of these swap agreements totaling $1,265,625. These agreements have the economic effect of modifying the LIBOR variable component of the Company’s interest rate on an equivalent amount of the Company’s Term Loan A-3 to fixed rates ranging from 0.49% to 0.52%, resulting in an overall weighted average effective interest rate of 3.01%, including the Term Loan A-3 margin of 2.50%. The swap agreements expire on September 30, 2016 and require monthly interest payments. During the three months ended March 31, 2014, the Company recognized debt expense of $1,104 from these swaps. As of March 31, 2014, the total fair value of these swap agreements was a net asset of approximately $3,717. The Company estimates that approximately $3,930 of existing unrealized pre-tax losses in other comprehensive income at March 31, 2014 will be reclassified into income over the next twelve months.

In addition, as of March 31, 2014, the Company also maintains several forward interest rate swap agreements that were entered into in March 2013 with notional amounts totaling $600,000 that will amortize after the swap agreements have become effective. These forward swap agreements will be effective September 30, 2014 and will have the economic effect of modifying the LIBOR variable component of the Company’s interest rate on an equivalent amount of the Company’s outstanding debt to fixed rates ranging from 0.72% to 0.75%. These swap agreements expire on September 30, 2016 and will require monthly interest payments beginning in October 2014. Any unrealized gains or losses resulting from changes in the fair value of these swaps is recorded in other comprehensive income. As of March 31, 2014, the total fair value of these swap agreements was a net asset of approximately $880. The Company estimates that approximately $1,555 of existing unrealized pre-tax losses in other comprehensive income at March 31, 2014 will be reclassified into income over the next twelve months.

As of March 31, 2014, the Company maintains several interest rate cap agreements that were entered into in March 2013 with notional amounts totaling $1,250,000 on the Company’s Term Loan B debt and $1,485,000 on the Company’s Term Loan B-2 debt. These agreements have the economic effect of capping the LIBOR variable

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

component of the Company’s interest rate at a maximum of 2.50% on an equivalent amount of the Company’s Term Loan B and Term Loan B-2 debt. During the three months ended March 31, 2014, the Company recognized debt expense of $610 from these caps. The cap agreements expire on September 30, 2016. As of March 31, 2014, the total fair value of these cap agreements was an asset of approximately $6,219. During the three months ended March 31, 2014, the Company recorded a loss of $1,347 in other comprehensive income due to a decrease in the unrealized fair value of these cap agreements.

As of March 31, 2014, the Company also maintains a total of nine other interest rate swap agreements with amortizing notional amounts totaling $762,500. These agreements had the economic effect of modifying the LIBOR variable component of the Company’s interest rate on an equivalent amount of the Company’s Term Loan A to fixed rates ranging from 1.59% to 1.64%, resulting in an overall weighted average effective interest rate of 4.36%, including the Term Loan A margin of 2.75%. The swap agreements expire on September 30, 2014 and require monthly interest payments. During the three months ended March 31, 2014, the Company recognized debt expense of $2,903 from these swaps. As of March 31, 2014, the total fair value of these swap agreements was a liability of approximately $5,420. The Company estimates that approximately $5,420 of existing unrealized pre-tax losses in other comprehensive income at March 31, 2014 will be reclassified into income over the next twelve months.

As of March 31, 2014, the Company also maintains five other interest rate cap agreements with notional amounts totaling $1,250,000. These agreements have the economic effect of capping the LIBOR variable component of our interest rate at a maximum of 4.00% on an equivalent amount of our Term Loan B debt. However, as a result of the new interest rate cap agreements that were entered into in March 2013, as described above, these interest rate cap agreements became ineffective cash flow hedges and as a result any changes in the fair value associated with these interest rate cap agreements will be charged to income. During the three months ended March 31, 2014, the Company recognized debt expense of $897 from these caps. The cap agreements expire on September 30, 2014.

The following table summarizes the Company’s derivative instruments as of March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
Derivatives designated as hedging instruments	Balance sheet location	Fair value	Balance sheet location	Fair value
Interest rate swap agreements	Other short-term liabilities	$10,905	Other short-term liabilities	$12,069

Interest rate swap agreements	Other long-term assets	$10,081	Other long-term assets	$10,004

Interest rate cap agreements	Other long-term assets	$6,219	Other long-term assets	$7,567

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

The following table summarizes the effects of the Company’s interest rate swap and cap agreements for the three months ended March 31, 2014 and 2013:

	Amount of gains (losses) recognized in OCI on interest rate swap and cap agreements		Location of losses reclassified from accumulated OCI into income	Amount of losses reclassified from accumulated OCI into income
	Three months ended March 31,			Three months ended March 31,
Derivatives designated as cash flow hedges	2014	2013		2014	2013
Interest rate swap agreements	$(2,764)	$(964)	Debt expense	$(4,006)	$(3,207)
Interest rate cap agreements	(1,347)	(2,913)	Debt expense	(1,507)	(897)
Tax benefit	1,606	1,508		2,154	1,597

Total	$(2,505)	$(2,369)		$(3,359)	$(2,507)

As of March 31, 2014, interest rates on the Company’s Term Loan B and Term Loan B-2 debt are effectively fixed because of an embedded LIBOR floor which is higher than actual LIBOR as of such date and these term loans are also subject to interest rate caps if LIBOR should rise above 2.50%. See above for further details. Interest rates on the Company’s senior notes are fixed by their terms. The LIBOR variable component of the Company’s interest rates on the Company’s Term Loan A and the Term Loan A-3 are economically fixed as a result of interest rate swaps.

As a result of embedded LIBOR floors in some of the Company’s debt agreements and the swap and cap agreements, the Company’s overall weighted average effective interest rate on the Senior Secured Credit Facilities was 4.19%, based upon the current margins in effect of 2.75% for the Term Loan A, 2.50% for the Term Loan A-3 and 3.00% for both the Term Loan B and for the Term Loan B-2, as of March 31, 2014.

The Company’s overall weighted average effective interest rate during the first quarter of 2014 was 4.89% and as of March 31, 2014 was 4.87%.

As of March 31, 2014, the Company had undrawn revolving credit facilities totaling $350,000 of which approximately $83,000 was committed for outstanding letters of credit. In addition, HCP has an outstanding letter of credit of approximately $1,000 that is secured by a certificate of deposit.

9. Contingencies

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

Inquiries by the Federal Government and Certain Related Civil Proceedings

Vainer Private Civil Suit: In December 2008, the Company received a subpoena for documents from the Office of Inspector General (OIG) for the U.S. Department of Health and Human Services (HHS) relating to the

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

pharmaceutical products Zemplar, Hectorol, Venofer, Ferrlecit and erythropoietin (EPO), as well as other related matters. The subpoena covered the period from January 2003 to December 2008. The Company has been in contact with the U.S. Attorney’s Office for the Northern District of Georgia and the U.S. Department of Justice in Washington, DC since November 2008 relating to this matter, and has been advised that this was a civil inquiry. On June 17, 2009, the Company learned that the allegations underlying this inquiry were made as part of a civil complaint filed by individuals and brought pursuant to the qui tam provisions of the federal False Claims Act. On April 1, 2011, the U.S. District Court for the Northern District of Georgia ordered the case to be unsealed. At that time, the Department of Justice and U.S. Attorney’s Office filed a notice of declination stating that the federal government would not be intervening and not pursuing the relators’ allegation in litigation. On July 25, 2011, the relators, Daniel Barbir and Dr. Alon Vainer, filed their amended complaint in the U.S. District Court for the Northern District of Georgia, purportedly on behalf of the federal government. The allegations in the complaint relate to the Company’s drug administration practices for the Company’s dialysis operations for Vitamin D and iron agents for a period from 2003 through 2010. The complaint seeks monetary damages and civil penalties as well as costs and expenses. The Company is vigorously defending this matter and intends to continue to do so. The Company can make no assurances as to the time or resources that will be needed to devote to this litigation or its final outcome.

2010 U.S. Attorney Physician Relationship Investigation: In May 2010, the Company received a subpoena from the OIG’s office in Dallas, Texas. The civil subpoena covers the period from January 2005 to May 2010, and seeks production of a wide range of documents relating to the Company’s dialysis operations, including documents related to, among other things, financial relationships with physicians and joint ventures, and whether those relationships and joint ventures comply with the federal anti-kickback statute and the False Claims Act. The Company has been advised by the attorneys conducting this civil investigation that they believe that some or all of the Company’s joint ventures do not comply with the anti-kickback statute and the False Claims Act. The Company disagrees that its joint venture structure generally, which the Company believes is widely used in the dialysis industry and other segments of the healthcare industry substantially in the form that the Company uses it, violates the federal anti-kickback statute or the False Claims Act. As to individual transactions, the Company made significant effort to ensure that its joint venture structures and process complied with the rules, but the Company is talking with the government about addressing its concerns. The focus of this investigation overlaps substantially with the 2011 U.S. Attorney Physician Relationship Investigation described below. The Company has agreed to a framework for a global resolution with the United States Attorney’s Office for the District of Colorado, the Civil Division of the United States Department of Justice and the Office of the Inspector General for both the 2010 and the 2011 U.S. Attorney Physician Relationship Investigations. The final settlement remains subject to negotiation of specific terms. The settlement will include the payment of approximately $389,000, entry into a corporate integrity agreement, the appointment of an independent compliance monitor, and the imposition of certain other business restrictions related to a subset of the Company’s joint venture arrangements. Under the terms of the framework for resolution, the Company has agreed to unwind a limited subset of joint ventures that were created through partial divestiture to nephrologists, and agreed not to enter into this type of partial divestiture joint venture with nephrologists in the future. In 2013, the Company accrued an estimated loss contingency reserve of $397,000 related to this matter. The final settlement remains subject to negotiation of specific terms and will continue to require management’s attention and significant legal expense. The Company can make no assurances as to the final outcome.

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

2011 U.S. Attorney Medicaid Investigation: In October 2011, the Company announced that it would be receiving a request for documents, which could include an administrative subpoena from the OIG. Subsequent to the Company’s announcement of this 2011 U.S. Attorney Medicaid Investigation, the Company received a request for documents in connection with the inquiry by the U.S. Attorney’s Office for the Eastern District of New York. The request relates to payments for infusion drugs covered by Medicaid composite payments for dialysis. It is the Company’s understanding that this inquiry is civil in nature. The Company understands that certain other providers that operate dialysis clinics in New York may be receiving or have received a similar request for documents. The Company has cooperated with the government and produced the requested documents. In April 2014, we reached an agreement in principle to resolve this matter. The specific terms of a settlement remain subject to ongoing negotiation.

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

In re DaVita HealthCare Partners, Inc. Derivative Litigation: On January 7, 2014, the U.S. District Court for the District of Colorado consolidated the two previously disclosed shareholder derivative lawsuits: the Haverhill Retirement System action filed on May 17, 2013 and the Clark Shareholder action filed on August 7, 2012. The court appointed Haverhill lead plaintiff. The complaints filed against the directors of the Company and against the Company, as nominal defendant allege, among other things, that our directors breached fiduciary duties to the Company relating to the 2010 and 2011 U.S. Attorney Physician Relationship Investigations described above, the Vainer qui tam private civil suit described above and the Woodard qui tam private civil suit for which the Company previously announced a settlement in July 2012.

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

10. Noncontrolling interests subject to put provisions and other commitments

The Company has potential obligations to purchase the noncontrolling interests held by third parties in several of its majority-owned joint ventures, non-owned and minority-owned entities. These obligations are in the form of put provisions and are exercisable at the third-party owners’ discretion within specified periods as outlined in each specific put provision. If these put provisions were exercised, the Company would be required to purchase the third-party owners’ noncontrolling interests at either the appraised fair market value or a predetermined multiple of earnings or cash flow attributable to the noncontrolling interests put to the Company, which is intended to approximate fair value. The methodology the Company uses to estimate the fair values of noncontrolling interests subject to put provisions assumes the higher of either a liquidation value of net assets or an average multiple of earnings, based on historical earnings, patient mix and other performance indicators that can affect future results, as well as other factors. The estimated fair values of the noncontrolling interests subject to put provisions is a critical accounting estimate that involves significant judgments and assumptions and may not be indicative of the actual values at which the noncontrolling interest may ultimately be settled, which could vary significantly from the Company’s current estimates. The estimated fair values of noncontrolling interests subject to put provisions can fluctuate and the implicit multiple of earnings at which these noncontrolling interests obligations may be settled will vary significantly depending upon market conditions including potential purchasers’ access to the capital markets, which can impact the level of competition for dialysis and non-dialysis related businesses, the economic performance of these businesses and the restricted marketability of the third-party owners’ noncontrolling interests. The amount of noncontrolling interests subject to put provisions that employ a contractually predetermined multiple of earnings rather than fair value are immaterial.

Additionally, the Company has certain other potential commitments to provide operating capital to several dialysis centers that are wholly-owned by third parties or centers in which the Company owns a minority equity investment as well as to physician-owned vascular access clinics or medical practices that the Company operates under management and administrative service agreements of approximately $2,000.

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

11. Stock-based compensation

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

During the three months ended March 31, 2014, the Company granted 29 stock-settled stock appreciation rights with an aggregate grant-date fair value of $452 and a weighted-average expected life of approximately 4.3 years, and also granted 2 stock units with an aggregate grant-date fair value of $167 and a weighted-average expected life of approximately 0.2 years.

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

For the three months ended March 31, 2014 and 2013, the Company recognized $15,074 and $16,021, respectively, in stock-based compensation expense for stock appreciation rights, stock units and discounted employee stock plan purchases, which are primarily included in general and administrative expenses. The estimated tax benefits recorded for stock-based compensation through March 31, 2014 and 2013 was $5,580 and $6,088, respectively. As of March 31, 2014, there was $79,262 of total estimated unrecognized compensation cost related to unvested stock-based compensation arrangements under the Company’s equity compensation and stock purchase plans. The Company expects to recognize this cost over a weighted average remaining period of 1.2 years.

For the three months ended March 31, 2014 and 2013, the Company received $22,978 and $9,368, respectively, in actual tax benefits upon the exercise of stock awards.

12. Comprehensive income

	For the three months ended March 31, 2014				For the three months ended March 31, 2013
	Interest rate swap and cap agreements	Investment securities	Foreign currency translation adjustments	Accumulated other comprehensive income (loss)	Interest rate swap and cap agreements	Investment securities	Foreign currency translation adjustments	Accumulated other comprehensive income (loss)
Beginning balance	$(2,344)	$3,120	$(3,421)	$(2,645)	$(15,402)	$1,310	$(1,205)	$(15,297)

Unrealized (losses) gains	(4,111)	530	28	(3,553)	(3,877)	1,011	(2,106)	(4,972)
Related income tax benefit (expense)	1,606	(199)	—	1,407	1,508	(393)	—	1,115

	(2,505)	331	28	(2,146)	(2,369)	618	(2,106)	(3,857)

Reclassification from accumulated other comprehensive income into net income	5,513	(340)	—	5,173	4,104	(155)	—	3,949
Related tax	(2,154)	133	—	(2,021)	(1,597)	61	—	(1,536)

	3,359	(207)	—	3,152	2,507	(94)	—	2,413

Ending balance	$(1,490)	$3,244	$(3,393)	$(1,639)	$(15,264)	$1,834	$(3,311)	$(16,741)

The reclassification of net swap and cap realized losses into income are recorded as debt expense in the corresponding condensed consolidated statements of income. See Note 8 to the condensed consolidated financial statements for further details.

The reclassification of net investment realized gains into income are recorded in other income in the corresponding condensed consolidated statements of income. See Note 4 to the condensed consolidated financial statements for further details.

13. Acquisitions

During the first three months of 2014, the Company acquired dialysis businesses and other businesses consisting of one dialysis center located in the U.S. and other medical businesses for a total of $67,857 in net cash and deferred

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

purchase price obligations totaling $10,100. The assets and liabilities for all acquisitions were recorded at their estimated fair values at the dates of the acquisitions and are included in the Company’s condensed consolidated financial statements and operating results from the designated effective dates of the acquisitions. Certain income tax amounts are pending final evaluation and quantification of any pre-acquisition tax contingencies. In addition, valuation of medical claims reserves and certain other working capital items relating to several of these acquisitions are pending final quantification.

The following table summarizes the assets acquired and liabilities assumed in these transactions and recognized at their acquisition dates at estimated fair values:

Three months ended March 31, 2014
Tangible assets, principally leasehold improvements and equipment, net of cash	$646
Amortizable intangible and other long-term assets	48,443
Goodwill	29,109
Other adjustments	(241)

Aggregate purchase price	$77,957

Amortizable intangible assets acquired during the first three months of 2014 had weighted-average estimated useful lives of 10 years. The total amount of goodwill deductible for tax purposes associated with these acquisitions was approximately $19,196.

Contingent earn-out obligations

The Company has several contingent earn-out obligations associated with acquisitions that could result in the Company paying the former shareholders of those acquired companies a total of up to $131,500 or a certain portion of that amount if certain EBITDA performance targets and quality margins are met over the next three years, if certain percentages of operating income are met over the next five years or if certain percentages of other annual EBITDA targets are met. As of March 31, 2014, the Company has estimated the fair value of these contingent earn-out obligations to be $36,691.

Contingent earn-out obligations will be remeasured to fair value at each reporting date until the contingencies are resolved with changes in the liability due to the re-measurement recorded in earnings. See Note 15 to the condensed consolidated financial statements for further details. Of the total contingent earn-out obligations of $36,691 recognized at March 31, 2014, a total of $6,577 is included in other accrued liabilities and the remaining $30,114 is included in other long-term liabilities in the Company’s condensed consolidated balance sheet.

The following is a reconciliation of changes in the contingent earn-out obligations for the three months ended March 31, 2014:

Beginning balance, January 1, 2014	$28,058
Contingent earn-out obligations associated with acquisitions	9,875
Remeasurement of fair value for other contingent earn-outs	(1,026)
Payments of contingent earn-outs	(216)

$36,691

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

The analyses upon which these consolidation determinations rest are complex, involve uncertainties, and require significant judgment on various matters, some of which could be subject to different interpretations. At March 31, 2014, these consolidated financial statements include total assets of VIEs of $519,107 and total liabilities and noncontrolling interests of VIEs to third parties of $327,732.

The Company also sponsors certain deferred compensation plans whose trusts qualify as VIEs and the Company consolidates each of these plans as their primary beneficiary. The assets of these plans are recorded in short-term or long-term investments with matching offsetting liabilities recorded in accrued compensation and benefits and other long-term liabilities. See Note 4 for disclosures on the assets of these consolidated non-qualified deferred compensation plans.

15. Fair value of financial instruments

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

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

The following table summarizes the Company’s assets, liabilities and temporary equity measured at fair value on a recurring basis as of March 31, 2014:

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Available-for-sale securities	$20,532	$20,532	$—	$—

Interest rate cap agreements	$6,219	$—	$6,219	$—

Interest rate swap agreements	$10,081	$—	$10,081	$—

Funds on deposit with third parties	$74,954	$74,954	$—	$—

Liabilities
Contingent earn-out obligations	$36,691	$—	$—	$36,691

Interest rate swap agreements	$10,905	$—	$10,905	$—

Temporary equity
Noncontrolling interests subject to put provisions	$692,780	$—	$—	$692,780

The available for sale securities represent investments in various open-ended registered investment companies, or mutual funds, and are recorded at fair value based upon quoted prices reported by each mutual fund. See Note 4 to these condensed consolidated financial statements for further discussion.

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

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

See Note 10 to these condensed consolidated financial statements for a discussion of the Company’s methodology for estimating the fair value of noncontrolling interests subject to put obligations.

Other financial instruments consist primarily of cash, accounts receivable, accounts payable, other accrued liabilities and debt. The balances of the non-debt financial instruments are presented in the consolidated financial statements at March 31, 2014 at their approximate fair values due to the short-term nature of their settlements. The carrying balance of the Company’s Senior Secured Credit Facilities totaled $5,333,911 as of March 31, 2014, and the fair value was approximately $5,370,500 based upon quoted market prices. The fair value of the Company’s senior notes was approximately $2,971,200 at March 31, 2014 based upon quoted market prices, as compared to the carrying amount of $2,800,000.

16. Segment reporting

The Company primarily operates two major lines of business, the largest being its U.S. dialysis and related lab services business and the other being HCP. The Company also operates various other ancillary services and strategic initiatives.

As of March 31, 2014, the ancillary services and strategic initiatives consisted primarily of pharmacy services, disease management services, vascular access services, ESRD clinical research programs, physician services, direct primary care and the Company’s international dialysis operations.

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

The Company’s operating segment financial information included in this report is prepared on the internal management reporting basis that the chief operating decision maker uses to allocate resources and assess the financial results of the operating segments. For internal management reporting, segment operations include direct segment operating expenses but exclude corporate support expenses, which consists primarily of indirect labor, benefits and long-term incentive based compensation of certain departments which provide support to all of the Company’s different operating lines of business. Corporate support expenses in the first quarter of 2014, have been reduced by internal management fees paid by the Company’s ancillary lines of businesses.

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

The following is a summary of segment net revenues, segment operating margin (loss), and a reconciliation of segment operating margin to consolidated income from continuing operations before income taxes:

	Three months ended March 31,
	2014	2013
Segment net revenues:
U.S. dialysis and related lab services
Patient service revenues:
External sources	$2,028,743	$1,908,783
Intersegment revenues	7,832	7,511

Total dialysis and related lab services revenues	2,036,575	1,916,294
Less: Provision for uncollectible accounts	(81,463)	(67,071)

Net dialysis and related lab services patient service revenues	1,955,112	1,849,223
Other revenues(1)	3,154	2,895

Total net dialysis and related lab services revenues	1,958,266	1,852,118

HCP
HCP revenues:
Capitated revenues	771,542	746,071
Net patient service revenues	56,222	53,602
Other revenues(2)	12,523	4,086
Intersegment capitated and other revenues	152	—

Total revenues	840,439	803,759

Other—Ancillary services and strategic initiatives
Net patient service revenues—U.S.	4,153	3,439
Net patient service revenues—International.	23,246	11,063
Capitated revenues	16,023	16,544
Other external sources—U.S.	206,955	148,758
Other external sources—International.	1,678	1,412
Intersegment revenues	4,819	2,779

Total ancillary services and strategic initiatives revenues	256,874	183,995

Total net segment revenues	3,055,579	2,839,872
Elimination of intersegment revenues	(12,803)	(10,290)

Consolidated net revenues	$3,042,776	$2,829,582

Segment operating margin (loss):
U.S. dialysis and related lab services	$386,700	$84,813
HCP	53,953	108,084
Other—Ancillary services and strategic initiatives	1,678	(14,601)

Total segment margin	442,331	178,296
Reconciliation of segment operating margin to consolidated income from continuing operations before income taxes:
Corporate support expenses	(1,106)	(11,435)

Consolidated operating income	441,225	166,861
Debt expense	(106,335)	(105,817)
Other income, net	1,698	598

Consolidated income from continuing operations before income taxes	$336,588	$61,642

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

For the three months ended March 31, 2014, depreciation and amortization expense for the U.S. dialysis and related lab services, HCP and the ancillary services and strategic initiatives was $96,443, $41,737 and $4,399, respectively.

For the three months ended March 31, 2013, depreciation and amortization expense for the U.S. dialysis and related lab services, HCP and the ancillary services and strategic initiatives was $84,953, $38,017 and $2,939, respectively.

Summary of assets by segment is as follows:

	March 31, 2014	December 31, 2013
Segment assets
U.S. dialysis and related lab services	$10,451,802	$10,248,993
HCP	6,320,690	6,265,767
Other—Ancillary services and strategic initiatives	625,850	584,117

Consolidated assets	$17,398,342	$17,098,877

For the three months ended March 31, 2014, the total amount of expenditures for property and equipment, excluding capital leases for the U.S. dialysis and related lab services was $113,230, $4,502 for HCP and was $8,830 for the ancillary services and strategic initiatives.

For the three months ended March 31, 2013, the total amount of expenditures for property and equipment, excluding capital leases for U.S. dialysis and related lab services, was $102,076, $6,539 for HCP and was $8,109 for the ancillary services and strategic initiatives.

17. Changes in DaVita HealthCare Partners Inc.’s ownership interest in consolidated subsidiaries

The effects of changes in DaVita HealthCare Partners Inc.’s ownership interest on the Company’s equity are as follows:

	Three months ended March 31,
	2014	2013
Net income attributable to DaVita HealthCare Partners Inc.	$183,289	$30,164

Increase (decrease) in paid-in capital for sales of noncontrolling interests	81	(809)
Increase in paid-in capital for adjustments in ownership interests	210	—

Net transfers to noncontrolling interests	291	(809)

Change from net income attributable to DaVita HealthCare Partners Inc. and transfers to noncontrolling interests	$183,580	$29,355

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

18. New accounting standards

In April 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in the ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. It also addresses sources of confusion and inconsistent application related to financial reporting of discontinued operations guidance in U.S. GAAP. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. This disclosure will provide users with information about the ongoing trends in a reporting organization’s results from continuing operations. The amendments in this ASU enhance convergence between U.S. GAAP and International Financial Reporting Standards (IFRS). Part of the new definition of discontinued operation is based on elements of the definition of discontinued operations in IFRS 5, Non-Current Assets Held for Sale and Discontinued Operations. The amendments in the ASU are effective in the first quarter of 2015 for public organizations with calendar year ends. Early adoption is permitted. The adoption of this standard will not have a material impact on the Company’s condensed consolidated financial statements.

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

19. Condensed consolidating financial statements

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

Condensed Consolidating Statements of Income

For the three months ended March 31, 2014	DaVita HealthCare Partners Inc.	Guarantor subsidiaries	Non-Guarantor subsidiaries	Consolidating adjustments	Consolidated total
Patient service revenues	$—	$1,513,748	$598,887	$1,463	$2,114,098
Less: Provision for uncollectible accounts	—	(49,906)	(33,291)	—	(83,197)

Net patient service revenues	—	1,463,842	565,596	1,463	2,030,901
Capitated revenues	—	697,081	366,129	(275,645)	787,565
Other revenues	163,043	393,304	32,291	(364,328)	224,310

Total net revenues	163,043	2,554,227	964,016	(638,510)	3,042,776
Operating expenses	112,297	2,259,571	868,193	(638,510)	2,601,551

Operating income	50,746	294,656	95,823	—	441,225
Debt expense	(105,283)	(91,437)	(9,739)	100,124	(106,335)
Other income (expense)	99,943	1,556	323	(100,124)	1,698
Income tax expense	18,389	104,030	2,432	—	124,851
Equity earnings in subsidiaries	156,272	55,527	—	(211,799)	—

Net income	183,289	156,272	83,975	(211,799)	211,737
Less: Net income attributable to noncontrolling interests	—	—	—	(28,448)	(28,448)

Net income attributable to DaVita HealthCare Partners Inc.	$183,289	$156,272	$83,975	$(240,247)	$183,289

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

For the three months ended March 31, 2013	DaVita HealthCare Partners Inc.	Guarantor subsidiaries	Non-Guarantor subsidiaries	Consolidating adjustments	Consolidated total
Patient service revenues	$—	$1,452,220	$536,658	$(9,005)	$1,979,873
Less: Provision for uncollectible accounts	—	(63,857)	(6,200)	—	(70,057)

Net patient service revenues	—	1,388,363	530,458	(9,005)	1,909,816
Capitated revenues	—	360,024	403,675	(1,084)	762,615
Other revenues	135,375	358,457	17,657	(354,338)	157,151

Total net revenues	135,375	2,106,844	951,790	(364,427)	2,829,582
Operating expenses	120,504	2,081,223	825,421	(364,427)	2,662,721

Operating income	14,871	25,621	126,369	—	166,861
Debt expense	(105,331)	(94,715)	(10,723)	104,952	(105,817)
Other income (expense)	100,221	5,967	(638)	(104,952)	598
Income tax expense (benefit)	4,597	(3,212)	13,759	—	15,144
Equity earnings in subsidiaries	25,000	66,077	—	(91,077)	—

Income from continuing operations	30,164	6,162	101,249	(91,077)	46,498
Discontinued operations	—	—	13,236	—	13,236

Net income	30,164	6,162	114,485	(91,077)	59,734
Less: Net income attributable to noncontrolling interests	—	—	—	(29,570)	(29,570)

Net income attributable to DaVita HealthCare Partners Inc.	$30,164	$6,162	$114,485	$(120,647)	$30,164

Condensed Consolidating Statements of Comprehensive Income

For the three months ended March 31, 2014	DaVita HealthCare Partners Inc.	Guarantor subsidiaries	Non-Guarantor subsidiaries	Consolidating adjustments	Consolidated total
Net income	$183,289	$156,272	$83,975	$(211,799)	$211,737
Other comprehensive income	1,006	—	—	—	1,006

Total comprehensive income	184,295	156,272	83,975	(211,799)	212,743
Less: comprehensive income attributable to the noncontrolling interests	—	—	—	(28,448)	(28,448)

Comprehensive income attributable to DaVita HealthCare Partners Inc.	$184,295	$156,272	$83,975	$(240,247)	$184,295

For the three months ended March 31, 2013
Net income	$30,164	$6,162	$114,485	$(91,077)	$59,734
Other comprehensive loss	(1,444)	—	—	—	(1,444)

Total comprehensive income	28,720	6,162	114,485	(91,077)	58,290
Less: comprehensive income attributable to the noncontrolling interests	—	—	—	(29,570)	(29,570)

Comprehensive income attributable to DaVita HealthCare Partners Inc.	$28,720	$6,162	$114,485	$(120,647)	$28,720

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

Condensed Consolidating Balance Sheets

As of March 31, 2014	DaVita HealthCare Partners Inc.	Guarantor subsidiaries	Non-Guarantor subsidiaries	Consolidating adjustments	Consolidated total
Cash and cash equivalents	$793,890	$142,955	$171,224	$—	$1,108,069
Accounts receivable, net	—	974,294	565,434	—	1,539,728
Other current assets	28,046	933,748	97,642	—	1,059,436

Total current assets	821,936	2,050,997	834,300	—	3,707,233
Property and equipment, net	181,470	1,380,425	662,544	—	2,224,439
Amortizable intangibles, net	72,736	1,890,759	62,327	—	2,025,822
Investments in subsidiaries	8,451,785	1,407,504	—	(9,859,289)	—
Intercompany receivables	3,820,966	—	453,436	(4,274,402)	—
Other long-term assets and investments	60,391	69,829	68,449	—	198,669
Goodwill	—	7,878,857	1,363,322	—	9,242,179

Total assets	$13,409,284	$14,678,371	$3,444,378	$(14,133,691)	$17,398,342
Current liabilities	434,428	1,757,191	374,555	—	2,566,174
Intercompany payables	—	3,264,363	1,010,039	(4,274,402)	—
Long-term debt and other long-term liabilities	7,873,226	1,205,032	223,494	—	9,301,752
Noncontrolling interests subject to put provisions	442,063	—	—	250,717	692,780
Total DaVita HealthCare Partners Inc. shareholders’ equity	4,659,567	8,451,785	1,407,504	(9,859,289)	4,659,567
Noncontrolling interests not subject to put provisions	—	—	428,786	(250,717)	178,069

Total equity	4,659,567	8,451,785	1,836,290	(10,110,006)	4,837,636

Total liabilities and equity	$13,409,284	$14,678,371	$3,444,378	$(14,133,691)	$17,398,342

As of December 31, 2013
Cash and cash equivalents	$602,188	$175,004	$169,057	$—	$946,249
Accounts receivable, net	—	939,543	545,620	—	1,485,163
Other current assets	27,910	904,852	108,104	—	1,040,866

Total current assets	630,098	2,019,399	822,781	—	3,472,278
Property and equipment, net	177,633	1,378,017	633,761	—	2,189,411
Amortizable intangibles, net	77,531	1,882,685	64,157	—	2,024,373
Investments in subsidiaries	8,231,059	1,391,655	—	(9,622,714)	—
Intercompany receivables	3,983,214	—	480,993	(4,464,207)	—
Other long-term assets and investments	61,391	70,728	67,722	—	199,841
Goodwill	—	7,850,910	1,362,064	—	9,212,974

Total assets	$13,160,926	$14,593,394	$3,431,478	$(14,086,921)	$17,098,877

Current liabilities	$328,875	$1,776,419	$356,755	$—	$2,462,049
Intercompany payables	—	3,426,433	1,037,774	(4,464,207)	—
Long-term debt and other long-term liabilities	7,948,390	1,159,483	226,114	—	9,333,987
Noncontrolling interests subject to put provisions	451,182	—	—	246,118	697,300
Total DaVita HealthCare Partners Inc. shareholders’ equity	4,432,479	8,231,059	1,391,655	(9,622,714)	4,432,479
Noncontrolling interests not subject to put provisions	—	—	419,180	(246,118)	173,062

Total equity	4,432,479	8,231,059	1,810,835	(9,868,832)	4,605,541

Total liabilities and equity	$13,160,926	$14,593,394	$3,431,478	$(14,086,921)	$17,098,877

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

Condensed Consolidating Statements of Cash Flows

For the three months ended March 31, 2014	DaVita HealthCare Partners Inc.	Guarantor subsidiaries	Non-Guarantor subsidiaries	Consolidating adjustments	Consolidated total
Cash flows from operating activities:
Net income	$183,289	$156,272	$83,975	$(211,799)	$211,737
Changes in operating assets and liabilities and non-cash items included in net income	(28,933)	(2,155)	26,659	211,799	207,370

Net cash provided by operating activities	154,356	154,117	110,634	—	419,107

Cash flows from investing activities:
Additions of property and equipment, net	(11,100)	(60,113)	(55,349)	—	(126,562)
Acquisitions	—	(67,857)	—	—	(67,857)
Proceeds from asset and business sales	—	56	—	—	56
Purchases/proceeds from investment sales and other items	(776)	135	(789)	—	(1,430)

Net cash used in investing activities	(11,876)	(127,779)	(56,138)	—	(195,793)

Cash flows from financing activities:
Long-term debt and related financing costs, net	(62,853)	(1,579)	(721)	—	(65,153)
Intercompany borrowing	90,289	(57,572)	(32,717)	—	—
Other items	21,786	764	(19,522)	—	3,028

Net cash provided by (used in) financing activities	49,222	(58,387)	(52,960)	—	(62,125)

Effect of exchange rate changes on cash	—	—	631	—	631

Net increase (decrease) in cash and cash equivalents	191,702	(32,049)	2,167	—	161,820
Cash and cash equivalents at beginning of period	602,188	175,004	169,057	—	946,249

Cash and cash equivalents at end of period	$793,890	$142,955	$171,224	$—	$1,108,069

For the three months ended March 31, 2013
Cash flows from operating activities:
Net income	$30,164	$6,162	$114,485	$(91,077)	$59,734
Changes in operating assets and liabilities and non-cash items included in net income	(26,097)	302,603	(48,110)	91,077	319,473

Net cash (used in) provided by operating activities	4,067	308,765	66,375	—	379,207

Cash flows from investing activities:
Additions of property and equipment, net	(19,582)	(51,574)	(45,568)	—	(116,724)
Acquisitions	—	(81,505)	(9,993)	—	(91,498)
Proceeds from asset sales	60,650	1,707	—	—	62,357
Purchases of investments and other items	(125)	(21)	—	—	(146)

Net cash provided by (used in) investing activities	40,943	(131,393)	(55,561)	—	(146,011)

Cash flows from financing activities:
Long-term debt and related financing costs, net	(50,725)	(3,907)	(9,055)	—	(63,687)
Intercompany borrowing	101,717	(121,198)	19,481	—	—
Other items	12,790	4,174	(20,669)	—	(3,705)

Net cash provided by (used in) financing activities	63,782	(120,931)	(10,243)	—	(67,392)

Effect of exchange rate changes on cash	—	—	119	—	119

Net increase in cash and cash equivalents	108,792	56,441	690	—	165,923
Cash and cash equivalents at beginning of period	195,037	166,107	172,604	—	533,748

Cash and cash equivalents at end of period	$303,829	$222,548	$173,294	$—	$699,671

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking statements within the meaning of the federal securities laws. All statements that do not concern historical facts are forward-looking statements and include, among other things, statements about our expectations, beliefs, intentions and/or strategies for the future. These forward-looking statements include statements regarding our future operations, financial condition and prospects, expectations for treatment growth rates, revenue per treatment, expense growth, levels of the provision for uncollectible accounts receivable, operating income, cash flow, operating cash flow, estimated tax rates, capital expenditures, the development of new dialysis centers and dialysis center acquisitions, government and commercial payment rates, revenue estimating risk and the impact of our level of indebtedness on our financial performance and including earnings per share. These statements involve substantial known and unknown risks and uncertainties that could cause our actual results to differ materially from those described in the forward-looking statements, including but not limited to, risks resulting from the concentration of profits generated by higher-paying commercial payor plans for which there is continued downward pressure on average realized payment rates, and a reduction in the number of patients under such plans, which may result in the loss of revenues or patients, a reduction in government payment rates under the Medicare ESRD program or other government-based programs, the impact of health care reform legislation that was enacted in the U.S. in March 2010, the impact of the Center for Medicare and Medicaid Services (CMS) 2014 Medicare Advantage benchmark structure, the impact of the American Taxpayer Relief Act, the impact of the sequestration that went into effect on April 1, 2013, the impact of disruptions in federal government operations and funding, changes in pharmaceutical or anemia management practice patterns, payment policies, or pharmaceutical pricing, legal compliance risks, including our continued compliance with complex government regulations and current or potential investigations by various government entities and related government or private-party proceedings, including risks relating to the final resolution of the 2010 and 2011 U.S. Attorney Physician Relationship Investigations, such as restrictions on our business and operations required by a corporate integrity agreement and other settlement terms, and the financial impact thereof, continued increased competition from large and medium-sized dialysis providers that compete directly with us, our ability to maintain contracts with physician medical directors, changing affiliation models for physicians, and the emergence of new models of care introduced by the government or private sector that may erode our patient base and reimbursement rates such as accountable care organizations (ACOs), independent practice associations (IPAs) and integrated delivery systems, or to businesses outside of dialysis and HCP’s business, our ability to complete acquisitions, mergers or dispositions that we might be considering or announce, or to integrate and successfully operate any business we may acquire or have acquired, including HCP, or to expand our operations and services to markets outside the U.S., variability of our cash flows, the risk that we might invest material amounts of capital and incur significant costs in connection with the growth and development of our international operations, yet we might not be able to operate them profitably anytime soon, if at all, risks arising from the use of accounting estimates, judgments and interpretations in our financial statements, loss of key HCP employees, potential disruption from the HCP transaction making it more difficult to maintain business and operational relationships with customers, partners, associated physicians and physician groups, hospitals and others, the risk that laws regulating the corporate practice of medicine could restrict the manner in which HCP conducts its business, the risk that the cost of providing services under HCP’s agreements may exceed our compensation, the risk that reductions in reimbursement rates, including Medicare Advantage rates, and future regulations may negatively impact HCP’s business, revenue and profitability, the risk that HCP may not be able to successfully establish a presence in new geographic regions or successfully address competitive threats that could reduce its profitability, the risk that a disruption in HCP’s healthcare provider networks could have an adverse effect on HCP’s operations and profitability, the risk that reductions in the quality ratings of health maintenance organization plan customers of HCP could have an adverse effect on HCP’s business, or the risk that health plans that acquire health maintenance organizations may not be willing to contract with HCP or may be willing to contract only on less favorable terms, and the other risk factors set forth in Part II, Item 1A. of this Quarterly Report on Form 10-Q. We base our forward-looking statements on information currently available to us, and we undertake no obligation to update or revise any forward-looking statements, whether as a result of changes in underlying factors, new information, future events or otherwise.

The following should be read in conjunction with our condensed consolidated financial statements.

Consolidated results of operations

We operate two major divisions, Kidney Care and HealthCare Partners (HCP). Our Kidney Care division is comprised of our U.S. dialysis and related lab services business, our ancillary services and strategic initiatives including our international operations, and our corporate support expenses. Our HCP division is comprised of our HCP business.

Our largest major line of business is our U.S. dialysis and related lab services, which is a leading provider of kidney dialysis services in the U.S. for patients suffering from chronic kidney failure, also known as ESRD. Our other major line of business is HCP, which is a patient- and physician-focused integrated health care delivery and management company.

Following is a summary of our consolidated operating results for the first quarter of 2014 compared with the prior sequential quarter and the same quarter of 2013 for reference in the discussion that follows.

	Three months ended
	March 31, 2014		December 31, 2013		March 31, 2013
	(dollar amounts rounded to nearest million)
Net revenues:
Patient service revenues	$2,114		$2,152		$1,980
Less: Provision for uncollectible accounts	(83)		(77)		(70)

Net patient service revenues	2,031		2,075		1,910
Capitated revenues	788		767		763
Other revenues	224		221		157

Total consolidated net revenues	3,043	100%	3,063	100%	2,830	100%

Operating expenses and charges:
Patient care costs	2,180	71%	2,128	70%	1,961	69%
General and administrative	284	9%	319	10%	284	10%
Depreciation and amortization	142	5%	139	4%	126	4%
Provision for uncollectible accounts	3	—	1	—	1	—
Equity investment income	(7)	—	(8)	—	(9)	—
Loss contingency reserve	—	—	—	—	300	11%

Total operating expenses and charges	2,602	85%	2,579	84%	2,663	94%

Operating income	$441	15%	$484	16%	$167	6%

The following table summarizes consolidated net revenues for our Kidney Care division and our HCP division:

	Three months ended
	March 31, 2014	December 31, 2013	March 31, 2013
	(dollar amounts rounded to nearest million)
Net revenues:
Kidney Care:
U.S. dialysis and related lab services patient service revenues	$2,037	$2,076	$1,916
Less: Provision for uncollectible accounts	(82)	(72)	(67)

U.S. dialysis and related lab services net patient service revenues	$1,955	$2,004	$1,849
Other revenues	3	3	3

Total net U.S. dialysis and related lab services revenues	1,958	2,007	1,852

Other—Ancillary services and strategic initiatives revenues	214	203	153
Other—Capitated revenues	16	16	16
Other—Ancillary services and strategic initiatives net patient service revenues (less provision for uncollectable accounts)	27	23	15

Total net other-ancillary services and strategic initiatives revenues	257	242	184
Elimination of intersegment revenues	(13)	(15)	(10)

Total Kidney Care net revenues	2,202	2,234	2,026

HCP:
HCP capitated revenues	772	752	746
HCP net patient service revenues (less provision for uncollectible accounts)	56	59	54
Other revenues	13	18	4

Total net HCP revenues	841	829	804

Total consolidated net revenues	$3,043	$3,063	$2,830

The following table summarizes consolidated operating income and adjusted consolidated operating income:

	Three months ended
	March 31, 2014	December 31, 2013	March 31, 2013
	(dollar amounts rounded to nearest million)
Operating income:
Kidney Care:
U.S. dialysis and related lab services	$387	$408	$85
Other—Ancillary services and strategic initiatives income (losses)	2	(9)	(15)
Corporate support expenses	(2)	(13)	(11)

Total kidney care operating income	387	386	59
HCP services	54	98	108

Total consolidated operating income	441	484	167
Reconciliation of non-GAAP measure:
Add:
Loss contingency reserve	—	—	300

Adjusted consolidated operating income(1)	$441	$484	$467

(1)

For the three months ended March 31, 2013, we have excluded a $300 million accrual related to an estimated loss contingency reserve. This is a non-GAAP measure and is not intended as a substitute for the GAAP equivalent measures. We have presented this adjusted amount because management believes that this presentation enhances a user’s understanding of our normal consolidated operating income by excluding an accrual of $300 million for an estimated loss contingency reserve related to the 2010 and 2011 U.S. Attorney Physician Relationship Investigations (see note 9 to the condensed consolidated financial statements). We therefore consider this adjusted consolidated operating income amount meaningful and comparable to our current and prior period results.

Consolidated net revenues

Consolidated net revenues for the first quarter of 2014 decreased by approximately $20 million, or approximately 0.7%, as compared to the fourth quarter of 2013. The decrease in consolidated net revenues was primarily due to a decrease of approximately $49 million associated with the U.S. dialysis and related lab services net revenues, principally due to three fewer treatment days in the first quarter of 2014 as compared to the fourth quarter of 2013, partially offset by additional treatments from strong non-acquired growth and an increase of $1 in the average dialysis revenue per treatment primarily due to an increase in acute services. The decrease in consolidated net revenues was partially offset by an increase of approximately $15 million associated with our ancillary services and strategic initiatives revenues primarily from additional pharmacy revenues. In addition, HCP’s net operating revenues increased by approximately $12 million, primarily due to additional senior capitated members, partially offset by a reduction in Medicare Advantage reimbursement payments.

Consolidated net revenues for the first quarter of 2014 increased by approximately $213 million, or approximately 7.5%, as compared to the first quarter of 2013. The increase in consolidated net revenues was primarily due to an increase of $106 million in the U.S. dialysis and related lab services net revenues, primarily as a result of strong volume growth from non-acquired treatment growth in existing and new centers, and an increase in HCP net revenues of $37 million, primarily due to an increase in senior capitated members in the first quarter of 2014, partially offset by a reduction in Medicare Advantage payments. In addition, the increase in consolidated net revenues was also due to an increase of approximately $73 million in our ancillary services and strategic initiatives, primarily from growth in our pharmacy services and in our international operations.

Consolidated operating income

Consolidated operating income for the first quarter of 2014 decreased by approximately $43 million, or approximately 8.9%, as compared to the fourth quarter of 2013. The decrease in the consolidated operating income was primarily due to a decrease in U.S. dialysis and related lab services net revenues due to three fewer treatment days in the first quarter of 2014 as compared to the fourth quarter of 2013, the impact of lower Medicare Advantage payments to HCP, and an increase in HCP’s medical claims expense as a result of additional senior and Medicaid members and higher utilization in the first quarter of 2014 as compared to the fourth quarter of 2013. Consolidated operating income was also negatively impacted by an overall increase in pharmaceutical unit costs, an increase in the intensities of physician-prescribed pharmaceuticals and an increase in the provision for uncollectible accounts. The decrease in consolidated operating income was partially offset by lower labor and benefit costs, lower professional fees, the write-off of certain obsolete software costs that occurred in the fourth quarter of 2013, an increase in revenues from HCP’s senior capitated members and improved operating results in our ancillary services and strategic initiatives.

Consolidated operating income for the first quarter of 2014 increased by approximately $274 million, or approximately 164.1%, as compared to the first quarter of 2013, including the accrued estimated loss contingency reserve of $300 million in the first quarter of 2013. Excluding this item, adjusted consolidated operating income would have decreased by $26 million. The decrease in adjusted operating income was primarily due to higher pharmaceutical unit costs, an increase in the intensities of physician-prescribed pharmaceuticals, an increase in the provision for uncollectible accounts, higher labor costs and related payroll taxes, an increase in benefit costs, and higher long-term incentive compensation, the impact of lower HCP Medicare Advantage revenue and an increase in HCP’s medical claims expenses. The decrease in adjusted consolidated operating income was partially offset by strong volume growth in the number of treatments from non-acquired growth and acquisitions, and from improved productivity. In addition, adjusted consolidated operating income was also positively impacted by improved operating performance of certain ancillary services and strategic initiatives, primarily our pharmacy services.

U.S. dialysis and related lab services business

Results of operations

	Three months ended
	March 31, 2014	December 31, 2013	March 31, 2013
	(dollar amounts rounded to nearest million, except per treatment data)
Net revenues:
Dialysis and related lab services patient service revenues	$2,037	$2,076	$1,916
Less: Provision for uncollectible accounts	(82)	(72)	(67)

Dialysis and related lab services net patient service revenues	$1,955	$2,004	$1,849
Other revenues	3	3	3

Total net dialysis and related lab services revenues	$1,958	$2,007	$1,852

Operating expenses and charges:
Patient care costs	1,323	1,325	1,216
General and administrative	155	184	169
Depreciation and amortization	96	93	85
Loss contingency reserve	—	—	300
Equity investment income	(3)	(3)	(3)

Total operating expenses and charges	1,571	1,599	1,767

Operating income	$387	$408	$85

Dialysis treatments	5,975,627	6,106,166	5,628,799
Average dialysis treatments per treatment day	78,215	76,711	73,579
Average dialysis and related lab services revenue per treatment	$341	$340	$340

Net revenues

Dialysis and related lab services’ net revenues for the first quarter of 2014 decreased by approximately $49 million, or approximately 2.4%, as compared to the fourth quarter of 2013. The decrease in dialysis and related lab services’ net revenues was due to a decrease in the number of treatments as a result of three fewer treatment days in the first quarter of 2014 as compared to the fourth quarter of 2013 and an increase in the provision for uncollectible accounts, partially offset by strong non-acquired treatment growth in existing and new centers, and an increase in the average dialysis revenue per treatment of approximately $1. The increase in the average dialysis revenue per treatment was primarily due to an increase in our acute services and a increase in some of our commercial payment rates, partially offset by a slight decline in our commercial mix.

Dialysis and related lab services’ net revenues for the first quarter of 2014 increased by approximately $106 million, or approximately 5.7%, as compared to the first quarter of 2013. The increase in net revenues in the first quarter of 2014 was principally due to strong volume growth from additional treatments. The increase in the number of treatments was primarily attributable to strong non-acquired treatment growth at existing and new centers. The average dialysis revenue per treatment was flat in the first quarter of 2014 as compared to the first quarter of 2013, but was impacted by an increase in our acute services and an increase in some of our average commercial payment rates, offset by a decrease in Medicare reimbursements due to the impact of sequestration that went into effect on April 1, 2013, and a slight decrease in our commercial mix. Dialysis and related lab services’ net revenues were also negatively impacted by an increase in the provision for uncollectible accounts.

Provision for uncollectible accounts. The provision for uncollectible accounts receivable for dialysis and related lab services was 4.0% for the first quarter of 2014, 3.5% for the fourth quarter of 2013, and 3.5% for the first quarter of 2013. We continue to experience higher amounts of non-covered Medicare write-offs. We assess our level of the provision for uncollectible accounts based upon our historical cash collection experience and trends, and have and will continue to adjust the provision as necessary as a result of changes in our cash collections.

Medicare update

CMS issued the 2014 final rule for the ESRD Prospective Payment System (PPS), which phases in over three to four years the 12% cut mandated by the American Taxpayer Relief Act of 2012 (ATRA). Although no reimbursement reduction is expected in 2014 or 2015 under the final ESRD PPS rule, it is anticipated that future reductions will occur no later than 2017. However, the recent “Protecting Access to Medicare Act” that was passed on March 31, 2014 further modified the reduction to only 1.25% in 2016 and 2017, and 1% in 2018. While this modification eases reimbursement pressure, future legislative actions could have the opposite effect.

The “Protecting Access to Medicare Act” was passed by Congress on March 31, 2014 which delayed the implementation of oral-only medications that will be included in the bundled ESRD payment rate to dialysis centers until June 1, 2024.

As previously disclosed, sequestration spending cuts took effect on April 1, 2013, which reduced our Medicare payments by 2%. Recently these spending cuts were extended through 2014 and 2015 by a two-year funding bill signed into law on December 31, 2013, which will continue to negatively impact our condensed consolidated financial results.

Operating expenses and charges

Patient care costs. Dialysis and related lab services’ patient care costs of approximately $221 per treatment for the first quarter of 2014 increased by $4 as compared to the fourth quarter of 2013. The increase in patient care costs per treatment was primarily due to an increase in labor costs and related payroll taxes, higher pharmaceutical unit costs, an increase in intensities of physician-prescribed pharmaceuticals, an increase in medical supply costs and an increase in seasonal occupancy costs, partially offset by lower benefits cost, a decrease in travel expenses and lower incentive-based compensation.

Dialysis and related lab services’ patient care costs on a per treatment basis for the first quarter of 2014 increased by approximately $5 as compared to the first quarter of 2013. The increase was primarily attributable to higher labor costs, an increase in benefit costs, higher pharmaceutical unit costs, higher occupancy costs, and an increase in our other direct operating expenses associated with our dialysis centers, an increase in intensities of physician-prescribed pharmaceuticals, partially offset by improved productivity and lower incentive-based compensation.

General and administrative expenses. Dialysis and related lab services’ general and administrative expenses of approximately $155 million in the first quarter of 2014 decreased by approximately $29 million as compared to the fourth quarter of 2013. The decrease in general and administrative expenses was primarily due to lower labor and benefit costs, a decrease in our professional fees for compliance matters and information technology initiatives, the write-off of certain obsolete software costs that occurred in the fourth quarter of 2013 and lower travel costs due to fewer management meetings in the first quarter of 2014, partially offset by higher payroll tax expense.

Dialysis and related lab services’ general and administrative expenses for the first quarter of 2014 decreased by approximately $14 million as compared to the first quarter of 2013. The decrease was primarily due to lower labor costs, lower travel expenses, a decrease in professional fees for compliance matters and information technology initiatives, partially offset by higher long-term incentive compensation.

Depreciation and amortization. Depreciation and amortization for dialysis and related lab services was approximately $96 million for the first quarter of 2014, $93 million for the fourth quarter of 2013 and $85 million for the first quarter of 2013. The increases in depreciation and amortization in the first quarter of 2014, as compared to the fourth quarter of 2013 and the first quarter of 2013, were primarily due to growth in newly developed centers and from acquired centers.

Loss contingency reserve and other legal settlement expenses. We have recently agreed to a framework for a global resolution with the United States Attorney’s Office for the District of Colorado, the Civil Division of the United States Department of Justice and the Office of the Inspector General for both the 2010 and the 2011 U.S. Attorney Physician Relationship Investigations. The final settlement remains subject to negotiation for both the 2010 and 2011 U.S. Attorney Physician Relationship Investigations described above. The settlement will include payment of approximately $389 million. The final settlement remains subject to negotiation of specific terms. During 2013, in connection with offers to settle these matters, we accrued a total of $397 million as an estimated loss contingency reserve, $300 million in the first quarter of 2013 and $97 million in the third quarter of 2013.

Equity investment income. Equity investment income for dialysis and related lab services was approximately $2.7 million for the first quarter of 2014, as compared to $2.6 million for the fourth quarter of 2013 and $3.3 million for the first quarter of 2013. Equity investment income in the first quarter of 2014 was flat as compared to the fourth quarter of 2013, and decreased as compared to the first quarter of 2013, primarily due to a decrease in the profitability of certain joint ventures in the first quarter of 2014.

Accounts receivable

Our dialysis and related lab services accounts receivable balances at March 31, 2014 and December 31, 2013 were $1,168 million and $1,173 million, respectively, which represented approximately 55 days for both periods, which is net of the provision for uncollectible accounts. Our DSO calculation is based on the current quarter’s average revenues per day. There were no significant changes during the first quarter of 2014 from the fourth quarter of 2013 in the amount of unreserved accounts receivable over one year old or the amounts pending approval from third-party payors.

Segment operating income

Dialysis and related lab services’ operating income for the first quarter of 2014 decreased by approximately $21 million, or approximately 5.1%, as compared to the fourth quarter of 2013. Operating income decreased primarily due to three fewer treatment days in the first quarter of 2014 as compared to the fourth quarter of 2013, higher pharmaceutical unit costs, an increase in the intensities of physician-prescribed pharmaceuticals, an increase in direct medical supply expense, higher occupancy costs and an increase in the provision for uncollectible accounts, partially offset by lower labor and benefit costs, a decrease in professional fees for compliance matters and information technology initiatives and a decrease in the write-off of certain obsolete software costs that occurred in the fourth quarter of 2013.

Dialysis and related lab services’ operating income for the first quarter of 2014 increased by approximately $302 million, or approximately 355.3%, as compared to the first quarter of 2013, including the accrued estimated legal contingency reserve of $300 million in the first quarter of 2013. Excluding this item from the first quarter of 2013, adjusted operating income would have increased by $2 million, primarily attributable to strong volume growth in revenues from additional treatments as a result of non-acquired treatment growth and growth through acquisitions and improved productivity. Adjusted dialysis and related lab services operating income was negatively impacted by higher labor costs and related payroll taxes, an increase in benefit costs, higher pharmaceutical unit costs, an increase in the intensities of physician-prescribed pharmaceuticals, higher provision for uncollectible accounts and higher long-term incentive compensation.

HCP business

Results of operations

	Three months ended
	March 31, 2014		December 31, 2013		March 31, 2013
	(dollar amounts rounded to nearest millions)
Net revenues:
HCP capitated revenue	$772	92%	$752	91%	$746	93%

Patient service revenue	58		63		57
Less: Provision for uncollectible accounts	(2)		(4)		(3)

Net patient service revenue	56	7%	59	7%	54	7%

Other revenues	13	1%	18	2%	4	—

Total net revenues	$841	100%	$829	100%	$804	100%

Operating expense:
Patient care costs	$672	80%	$616	74%	$595	74%
General and administrative expense	78	9%	78	10%	69	9%
Depreciation and amortization	42	5%	43	5%	38	5%
Equity investment income	(5)	(1)%	(6)	(1)%	(6)	(1)%

Total expenses	787	93%	731	88%	696	87%

Operating income	$54	7%	$98	12%	$108	13%

Capitated membership information

The following table provides (i) the total number of capitated members to whom HCP provided healthcare services as of March 31, 2014, December 31, 2013 and March 31, 2013, and (ii) the aggregate member months for the three months ended March 31, 2014, December 31, 2013 and March 31, 2013. Member months represent the aggregate number of months of healthcare services HCP has provided to capitated members during a period of time:

	Members at			Members months for
	March 31, 2014	December 31, 2013	March 31, 2013	Three months ended
				March 31, 2014	December 31, 2013	March 31, 2013
HCP total capitated membership	795,300	764,500	742,000	2,373,000	2,288,300	2,239,400

In addition to the members above, HCP provided healthcare services to members of Magan Medical Group, an unconsolidated joint venture that is accounted for as an equity investment. The Magan Medical Group joint venture provided health care services for approximately 44,300 members as of March 31, 2014 and for approximately 133,400 member months for the quarter ended March 31, 2014.

The increase in members and member months was primarily attributable to an increase in senior members resulting from new acquisitions and non-acquired growth, partially offset by a decline in commercial members resulting from the state of California discontinuing the Healthy Families program.

Revenues

The following table provides HCP’s revenue by source:

	Three months ended
	March 31, 2014		December 31, 2013		March 31, 2013
	(dollar amounts rounded to nearest millions)
HCP revenues:
Commercial revenues	$187	22%	$183	22%	$182	22%
Senior revenues	565	67%	550	67%	552	69%
Medicaid revenues	20	3%	19	2%	12	2%

Total capitated revenues	$772	92%	$752	91%	$746	93%
Patient service revenue, net of provision for uncollectible accounts	56	7%	59	7%	54	7%
Other revenues	13	1%	18	2%	4	—%

Total net revenues	$841	100%	$829	100%	$804	100%

Net revenues

HCP’s net revenue for the first quarter of 2014 increased by $12 million, or approximately 1.4%, as compared to the fourth quarter of 2013. The increase in revenue was primarily attributable to an increase in senior capitated members, and an increase in our commercial rates, partially offset by a decrease in Medicare Advantage rates, a decline in the number of commercial members to whom HCP provides health care services and a decrease in non-patient care related revenues.

HCP’s net revenue for the first quarter of 2014 increased by $37 million, or approximately 4.6%, as compared to the first quarter of 2013. The increase in revenue was primarily attributable to an increase in the number of senior capitated members, an increase in commercial rates and an increase in non-patient care related revenues, partially offset by a decrease in Medicare Advantage rates, a reduction in Medicare rates due to sequestration and a decline in the number of commercial members to whom HCP provides health care services.

On April 1, 2013, the Center for Medicare and Medicaid Services (CMS) announced its final 2014 Medicare Advantage benchmark rate structure. While these rates were generally improved from the preliminary rates which were announced in February 2013, the rates still represent a significant decline in what HCP will realize as average revenues for its senior capitated members in 2014 relative to 2013 due to recalibration of patient risk coding. We estimate that the final cumulative impact of the 2014 rate structure will represent a reduction of approximately 8% of HCP’s average revenues it manages on behalf of its senior capitated members as compared to 2013. We expect to be able to offset a portion of this rate reduction through contractual pass-throughs to our provider network and other revenue enhancement and cost control initiatives; however, there can be no assurances that we will be able to offset these reductions.

On April 7, 2014 CMS issued final guidance for 2015 Medicare Advantage rates, which incorporated a re-blending of the risk adjustment models which CMS utilizes to determine risk acuity scores of Medicare Advantage patients. We estimate that the final cumulative impact of the 2015 rate structure represents an increase of up to approximately 0.5% of HCP’s average revenues it manages on behalf of its senior capitated population as compared to 2014.

Operating expenses

HCP’s patient care costs of approximately $672 million for the first quarter of 2014, increased by approximately $56 million, or approximately 9.1%, as compared to the fourth quarter of 2013. The increase is primarily attributable to the increase in medical claim expenses due to acquisitions and higher utilization.

HCP’s patient care costs of approximately $672 million for the first quarter of 2014, increased by approximately $77 million, or approximately 12.9%, as compared to the first quarter of 2013. The increase was primarily attributable to the same factors as described for the increase in the first quarter of 2014 as compared to the fourth quarter of 2013.

HCP’s general and administrative costs of approximately $78 million for the first quarter of 2014, was flat as compared to the fourth quarter of 2013.

HCP’s general and administrative costs of approximately $78 million for the first quarter of 2014, increased by approximately $9 million, or approximately 13.0%, as compared to the first quarter of 2013. The increase in general and administrative expenses was primarily attributable to the expansion of operations in Arizona in 2013, and increases in corporate support departments to accommodate additional acquisitions.

HCP’s depreciation and amortization of approximately $42 million for the first quarter of 2014 was relatively flat as compared to the fourth quarter of 2013. Depreciation and amortization is primarily based upon the fair value of equipment, leasehold improvements and intangible assets we recognized in the HCP acquisition and subsequent acquisitions.

HCP’s depreciation and amortization of approximately $42 million for the first quarter of 2014 increased by approximately $4 million, as compared to the first quarter of 2013, primarily attributable to depreciation and amortization of accrued assets associated with acquisitions.

Segment operating income

HCP’s operating income for first quarter of 2014 decreased by approximately $44 million, or approximately 44.9%, as compared to the fourth quarter of 2013. The decrease was primarily attributable to a decrease in Medicare Advantage reimbursement rates, a reduction in the number of commercial members and a reduction in non-patient care related revenues, partially offset by an increase in our senior capitated members, although we received lower capitation rates and also had higher medical claims expenses associated with these members.

HCP’s operating income for first quarter of 2014 decreased by approximately $54 million, or approximately 50.0%, as compared to the first quarter of 2013. The decrease was primarily attributable to the same factors as described above for the first quarter of 2014 as compared to the fourth quarter of 2013.

Other—Ancillary services and strategic initiatives business

Our other operations include ancillary services and strategic initiatives which are primarily aligned with our core business of providing dialysis services to our network of patients. As of March 31, 2014 these consisted primarily of pharmacy services, disease management services, vascular access services, ESRD clinical research programs, physician services, direct primary care and our international dialysis operations. The ancillary services and strategic initiatives generated approximately $257 million of net revenues in the first quarter of 2014, representing approximately 8.4% of our consolidated net revenues. We currently expect to continue to invest in our ancillary services and strategic initiatives, including our continued expansion into certain international markets as we work to develop successful new business operations in the U.S. as well as outside the U.S. However, any significant change in market conditions, business performance or the regulatory environment may impact the economic viability of any of these strategic initiatives. Any unfavorable changes in these strategic initiatives could result in a write-off or an impairment of some or all of our investments, including goodwill and could also result in significant termination costs if we were to exit a particular line of business.

As of March 31, 2014, we provided dialysis and administrative services to a total of 75 outpatient dialysis centers located in ten countries outside of the U.S. The total net revenues generated from our international operations are provided below.

The following table reflects the results of operations for the ancillary services and strategic initiatives:

	Three months ended
	March 31, 2014	December 31, 2013	March 31, 2013
	(dollar amounts rounded to nearest millions)
U.S. revenues
Net patient service revenues	$4	$4	$4
Other revenues	212	202	152
Capitated revenues	16	16	16

Total	232	222	172
International revenues
Net patient service revenues	23	19	11
Other revenues	2	1	1

Total	25	20	12

Total net revenues	$257	$242	$184

Total operating income (loss)	$2	$(9)	$(15)

Net revenues

The ancillary services and strategic initiatives net revenues for the first quarter of 2014 increased by approximately $15 million or 6.2% as compared to the fourth quarter of 2013. The increase was primarily from growth in prescriptions dispensed as part of our pharmacy services and growth in our international operations.

The ancillary services and strategic initiatives net revenues for the first quarter of 2014 increased by approximately $73 million, or 39.7%, as compared to the first quarter of 2013. The increase was primarily from growth in prescriptions dispensed as part of our pharmacy services and an increase in our international operations.

Operating expenses

Ancillary services and strategic initiatives operating expenses for the first quarter of 2014 increased by approximately $4 million as compared to the fourth quarter of 2013. The increase in operating expenses was primarily due to an increase in volume in our pharmacy business and an increase in expenses associated with our international dialysis expansion.

Ancillary services and strategic initiatives operating expenses for the first quarter of 2014 increased by approximately $56 million as compared to the first quarter of 2013. The increase in operating expenses was primarily due to an increase in volume in our pharmacy business, an increase in expenses associated with our international dialysis expansion into Europe, South America and Malaysia, an increase in labor costs and related payroll taxes and an increase in benefit costs.

Ancillary services and strategic initiatives operating income (loss)

Ancillary services and strategic initiatives operating income for the first quarter of 2014 increased by approximately $11 million from the fourth quarter of 2013. The increase in operating income was primarily due to improved operating performance in our pharmacy business and in our certain other strategic initiatives, and improved performance in our international dialysis operations.

Ancillary services and strategic initiatives operating income for the first quarter of 2014 increased by approximately $17 million from the first quarter of 2013. The increase in operating income was primarily due to improved operating performance of our pharmacy business related to increased prescriptions dispensed, improved operating performance in our ESRD clinical research business and improved performance in our international operations in Europe, partially offset by an increase in labor costs and related payroll taxes, and an increase in benefit costs.

Corporate-level charges

Debt expense. Debt expense of $106.3 million was relatively flat in the first quarter of 2014 as compared to the fourth quarter of 2013. Debt expense in the first quarter of 2014 was also relatively flat as compared to the first quarter of 2013.

Our overall weighted average effective interest rate for the first quarter of 2014 was 4.89% compared to 4.87% for the fourth quarter of 2013 and 4.77% for the first quarter of 2013.

Corporate support costs. Corporate support costs consist primarily of labor, benefits and long-term incentive compensation costs for departments which provide support to all of our different operating lines of business. Corporate support costs were approximately $1.1 million in the first quarter of 2014, $12.6 million in the fourth quarter of 2013 and $11.4 million in first quarter of 2013. These expenses are included in our consolidated general and administrative expenses. The decrease in corporate support costs in the first quarter of 2014 as compared to both the fourth quarter of 2013 and the first quarter of 2013 was primarily from internal management fees paid by our ancillary lines of businesses related to the licensing and the right to use newly developed intellectual property and other corporate level services.

Other income. Other income for the first quarter of 2014 was $1.7 million as compared to $3.5 million for the fourth quarter of 2013 and $0.6 million for the first quarter of 2013. The decrease in other income was primarily related to the sale of certain investments at a gain during the fourth quarter of 2013.

Noncontrolling interests

Net income attributable to noncontrolling interests was $28.4 million for the first quarter of 2014 as compared to $32.0 million for the fourth quarter of 2013. Net income attributable to noncontrolling interests in the first quarter of 2014 decreased by approximately $1.2 million as compared to the first quarter of 2013. The decrease in net income attributable to noncontrolling interests in the first quarter of 2014, as compared to the fourth quarter of 2013, was primarily due to the overall number of joint ventures and a decrease in the overall profitability of certain of our dialysis joint ventures, mainly from a decrease in revenue from fewer treatments which includes three fewer additional treatment days in the first quarter of 2014.

Accounts receivable

Our consolidated total accounts receivable balances at March 31, 2014 and December 31, 2013 were $1,540 million and $1,485 million, respectively, which represented approximately 47 and 46 days of revenue, respectively, which is net of the provision for uncollectible accounts.

Outlook

We are updating our consolidated operating income guidance for 2014 to now be in the range of $1.725 billion to $1.840 billion. Our previous consolidated operating income guidance for 2014 was in the range of $1.725 billion to $1.860 billion.

We are also updating our operating income guidance for our dialysis services and related ancillary businesses including our corporate level expenses, which we refer to as Kidney Care, for 2014 to now be in the range of $1.520 billion to $1.580 billion. Our previous operating income guidance for Kidney Care for 2014 was in the range of $1.475 billion to $1.550 billion.

We are lowering our operating income for HCP for 2014 to now be in the range of $205 million to $260 million. Our previous operating income guidance for HCP for 2014 was in the range of $250 million to $310 million.

We still expect our consolidated operating cash flow for 2014 to be in the range of $1.450 billion to $1.550 billion.

The consolidated cash flow amounts for 2014 exclude any potential payment relating to the 2010 and 2011 U.S. Attorney Physician Relationship Investigations.

These projections and the underlying assumptions involve significant risks and uncertainties, and actual results may differ materially from these current projections. These risks and uncertainties, among others, include those relating to the concentration of profits generated by higher-paying commercial payor plans for which there is continued downward pressure on average realized payment rates, and a reduction in the number of patients under such plans, which may result in the loss of revenues or patients, a reduction in government payment rates under the Medicare ESRD program or other government-based programs, the impact of health care reform legislation that was enacted in the U.S. in March 2010, the impact of the CMS 2014 Medicare Advantage benchmark structure, the impact of the American Taxpayer Relief Act, the impact of the sequestration that went into effect on April 1, 2013, the impact of disruptions in federal government operations and funding, changes in pharmaceutical or anemia management practice patterns, payment policies, or pharmaceutical pricing, legal compliance risks, including our continued compliance with complex government regulations and current or potential investigations by various government entities and related government or private-party proceedings, including risks relating to the final resolution of the 2010 and 2011 U.S. Attorney Physician Relationship Investigations, such as restrictions on our business and operations required by a corporate integrity agreement and other settlement terms, and the financial impact thereof, continued increased competition from large and medium-sized dialysis providers that compete directly with us, our ability to maintain contracts with physician medical directors, changing affiliation models for physicians, and the emergence of new models of care introduced by the government or private sector that may erode our patient base and reimbursement rates such as ACOs, IPAs and integrated delivery systems, or to businesses outside of dialysis and HCP’s business, our ability to complete any acquisitions, mergers or dispositions that we might be considering or announce, or to integrate and successfully operate any business we may acquire or have acquired, including HCP, or to expand our operations and services to markets outside the U.S., variability of our cash flows, the risk that we might invest material amounts of capital and incur significant costs in connection with the growth and development of our international operations, yet we might not be able to operate them profitably anytime soon, if at all, risks arising from the use of accounting estimates, judgments and interpretations in our financial statements, loss of key HCP employees, potential disruption from the HCP transaction making it more difficult to maintain business and operational relationships with customers, partners, associated physicians and physician groups, hospitals and others, the risk that laws regulating the corporate practice of medicine could restrict the manner in which HCP conducts its business, the risk that the cost of providing services under HCP’s agreements may exceed our compensation, the risk that reductions in reimbursement rates, including Medicare Advantage rates, and future regulations may negatively impact HCP’s business, revenue and profitability, the risk that HCP may not be able to successfully establish a presence in new geographic regions or successfully address competitive threats that could reduce its profitability, the risk that a disruption in HCP’s healthcare provider networks could have an adverse effect on HCP’s operations and profitability, the risk that reductions in the quality ratings of health maintenance organization plan customers of HCP could have an adverse effect on HCP’s business, or the risk that health plans that acquire health maintenance organizations may not be willing to contract with HCP or may be willing to contract only on less favorable terms. See “Risk Factors” in Part II, Item 1A. of this Quarterly Report on Form 10-Q and the cautionary language contained in the forward-looking statements and associated risks as discussed under “Forward-looking statements” on page 31 for more information about these and other potential risk factors. We undertake no obligation to update or revise these projections, whether as a result of changes in underlying factors, new information, future events or otherwise.

Liquidity and capital resources

Liquidity and capital resources. Cash flow from operations during the first quarter of 2014 was $419 million, compared to $379 million during the first quarter of 2013. Cash flow from operations in the first quarter of 2014 increased as a result of improved cash collections and the timing of certain other working capital items. Non-operating cash outflows for the first quarter of 2014 included capital asset expenditures of $127 million, including $77 million for new center developments and relocations and $50 million for maintenance and information technology. In addition, we spent $68 million for acquisitions and we paid distributions to noncontrolling interests of $33 million in that period. Non-operating cash outflows for the first quarter of 2013 included capital asset expenditures of $117 million, including $72 million for new center developments and relocations and $45 million for maintenance and information technology. In addition, we spent $91 million for acquisitions. We paid distributions to noncontrolling interests of $35 million.

During the first quarter of 2014, our U.S. dialysis and related lab services business acquired a total of one dialysis center, opened 24 dialysis centers, merged two dialysis centers into other existing dialysis centers and provided management and administrative services to one additional dialysis center. In addition, our international dialysis operations acquired one dialysis center, opened one dialysis center, closed one dialysis center and provided management and administrative services to one additional center. During the first quarter of 2013, we acquired a total of eight dialysis centers, opened 27 dialysis centers, merged one center into other existing centers and provided management and administrative services to three additional centers located in the U.S. In addition, we also opened a total of one center and provided management and administrative services to four additional centers outside of the U.S. in which we consolidate under the applicable accounting standards.

During the first quarter of 2014, our HCP business acquired a management services organization, four private medical practices, one family practice and one primary care physician practice.

During the first three months of 2014, we made mandatory principal payments under our Senior Secured Credit Facilities totaling $37.5 million on the Term Loan A, $16.9 million on the Term Loan A-3, $4.4 million on the Term Loan B and $4.1 million on the Term Loan B-2.

As of March 31, 2014, we maintained several interest rate swap agreements that were entered into in March 2013 with amortizing notional amounts of these swap agreements totaling $1,266 million. These agreements have the economic effect of modifying the LIBOR variable component of our interest rate on an equivalent amount of our Term Loan A-3 to fixed rates ranging from 0.49% to 0.52%, resulting in an overall weighted average effective interest rate of 3.01%, including the Term Loan A-3 margin of 2.50%. The swap agreements expire on September 30, 2016 and require monthly interest payments. During the three months ended March 31, 2014, we recognized debt expense of $1.1 million from these swaps. As of March 31, 2014, the total fair value of these swap agreements was a net asset of approximately $3.7 million. We estimate that approximately $3.9 million of existing unrealized pre-tax losses in other comprehensive income at March 31, 2014 will be reclassified into income over the next twelve months.

In addition, as of March 31, 2014, we also maintained several forward interest rate swap agreements that were entered into in March 2013 with notional amounts totaling $600 million that will amortize after the swap agreements have become effective. These forward swap agreements will be effective September 30, 2014 and will have the economic effect of modifying the LIBOR variable component of our interest rate on an equivalent amount of our outstanding debt to fixed rates ranging from 0.72% to 0.75%. These swap agreements expire on September 30, 2016 and will require monthly interest payments beginning in October 2014. Any unrealized gains or losses resulting from changes in the fair value of these swaps is recorded in other comprehensive income. As of March 31, 2014, the total fair value of these swap agreements was a net asset of approximately $0.9 million. We estimate that approximately $1.6 million of existing unrealized pre-tax losses in other comprehensive income at March 31, 2014 will be reclassified into income over the next twelve months.

As of March 31, 2014, we maintained several interest rate cap agreements that were entered into in March 2013 with notional amounts totaling $1,250 million on our Term Loan B debt and $1,485 million on our Term

Loan B-2 debt. These agreements have the economic effect of capping the LIBOR variable component of our interest rate at a maximum of 2.50% on an equivalent amount of our Term Loan B and Term Loan B-2 debt. During the three months ended March 31, 2014, we recognized debt expense of $0.6 million from these caps. The cap agreements expire on September 30, 2016. As of March 31, 2014, the total fair value of these cap agreements was an asset of approximately $6.2 million. During the three months ended March 31, 2014, we recorded a loss of $1.3 million in other comprehensive income due to a decrease in the unrealized fair value of these cap agreements.

As of March 31, 2014, we also maintained a total of nine other interest rate swap agreements with amortizing notional amounts totaling $763 million. These agreements had the economic effect of modifying the LIBOR variable component of our interest rate on an equivalent amount of our Term Loan A to fixed rates ranging from 1.59% to 1.64%, resulting in an overall weighted average effective interest rate of 4.36%, including the Term Loan A margin of 2.75%. The swap agreements expire on September 30, 2014 and require monthly interest payments. During the three months ended March 31, 2014, we recognized debt expense of $2.9 million from these swaps. As of March 31, 2014, the total fair value of these swap agreements was a liability of approximately $5.4 million. We estimate that approximately $5.4 million of existing unrealized pre-tax losses in other comprehensive income at March 31, 2014 will be reclassified into income over the next twelve months.

As of March 31, 2014, we also maintained five other interest rate cap agreements with notional amounts totaling $1,250 million. These agreements have the economic effect of capping the LIBOR variable component of our interest rate at a maximum of 4.00% on an equivalent amount of our Term Loan B debt. However, as a result of the new interest rate cap agreements that were entered into in March 2013, as described above, these interest rate cap agreements became ineffective cash flow hedges and as a result any changes in the fair value associated with these interest rate cap agreements will be charged to income. During the three months ended March 31, 2014, we recognized debt expense of $0.9 million from these caps. The cap agreements expire on September 30, 2014.

As a result of the embedded LIBOR floors in some of our debt agreements and the swap and cap agreements, our overall weighted average effective interest rate on the Senior Secured Credit Facilities was 4.19%, based upon the current margins in effect of 2.75% for the Term Loan A, 2.50% for the Term Loan A-3 and 3.00% for both the Term Loan B and the Term Loan B-2, as of March 31, 2014.

As of March 31, 2014, interest rates on our Term Loan B and Term Loan B-2 debt are effectively fixed because of an embedded LIBOR floor which is higher than actual LIBOR as of such date. Furthermore, interest rates on $1,250 million of our Term Loan B and $1,485 million of our Term Loan B-2 are subject to interest rate caps if LIBOR should rise above 2.50%. Interest rates on our senior notes are fixed by their terms. The LIBOR variable component of our interest rates on our Term Loan A and our Term Loan A-3 are economically fixed as a result of interest rate swaps.

Our overall weighted average effective interest rate during the first quarter of 2014 was 4.89% and as of March 31, 2014 was 4.87%.

As of March 31, 2014, we had undrawn revolving credit facilities totaling $350 million of which approximately $83 million was committed for outstanding letters of credit. In addition, HCP has an outstanding letter of credit of approximately $1 million that is secured by a certificate of deposit.

We believe that we will have sufficient liquidity and will generate significant operating cash flows to fund our scheduled debt service and other obligations for the foreseeable future, including the next 12 months, under the terms of our debt agreements. Our primary sources of liquidity are cash from operations and cash from borrowings.

Stock-based compensation awards

Stock-based compensation awards are measured at their estimated fair values on the date of grant if settled in shares, or at their estimated fair values at the end of each reporting period if settled in cash. The value of stock-based awards so measured is recognized as compensation expense on a cumulative straight-line basis over the vesting terms of the awards, adjusted for expected forfeitures. During the three months ended March 31, 2014, we granted 28,500 stock-settled stock appreciation rights with an aggregate grant-date fair value of $0.5 million and a weighted-average expected life of approximately 4.3 years and 2,428 stock units with an aggregate grant-date fair value of $0.2 million and a weighted-average expected life of approximately 0.2 years.

Long-term incentive compensation

Long-term incentive program (LTIP) compensation includes both stock-based awards (principally stock-settled stock appreciation rights and restricted stock units) as well as long-term performance-based cash awards. Long-term incentive compensation expense, which was primarily general and administrative in nature, was attributed among our dialysis and related lab services business, our HCP business, corporate support costs, and the ancillary services and strategic initiatives.

Long-term incentive compensation costs of $23.1 million in the first quarter of 2014 decreased by approximately $3.5 million as compared to the fourth quarter of 2013 and increased by approximately $4.4 million as compared to the first quarter of 2013. The decrease in long-term incentive compensation in the first quarter of 2014 as compared to the fourth quarter of 2013 was primarily due to a large cash LTIP estimated payout adjustment recognized in the fourth quarter of 2013 that contributed additional expense during that period, partially offset by LTIP award forfeitures realized at a different rate than previously expected. The increase in long-term incentive compensation in the first quarter of 2014 as compared to the first quarter of 2013 was primarily due to a full quarter of expense related to our annual broad-based grant that occurred late in the first quarter of 2013 and an increase in the fair value of LTIP awards that contributed expense to this period.

As of March 31, 2014, there was $117.3 million in total estimated but unrecognized long-term incentive compensation for LTIP awards outstanding, including $79.3 million for unvested stock-based compensation arrangements under our equity compensation and stock purchase plans. We expect to recognize the performance-based cash component of these LTIP costs over a weighted average remaining period of 1.0 years and the stock-based component of these LTIP costs over a weighted average remaining period of 1.2 years.

Off-balance sheet arrangements and aggregate contractual obligations

In addition to the debt obligations reflected on our balance sheet, we have commitments associated with operating leases and letters of credit, as well as potential obligations associated with our equity investments in nonconsolidated businesses and to dialysis centers that are wholly-owned by third parties. Substantially all of our U.S. dialysis facilities are leased. We have potential acquisition obligations for several majority-owned joint ventures, non-owned and minority owned entities. These obligations are in the form of put provisions and are exercisable at the third-party owners’ discretion within specified periods as outlined in each specific put provision. If these put provisions were exercised, we would be required to purchase the third-party owners’ noncontrolling interests at either the appraised fair market value or a predetermined multiple of earnings or cash flow attributable to the noncontrolling interests put to us, which is intended to approximate fair value. The methodology we use to estimate the fair values of noncontrolling interests subject to put provisions assumes either the higher of a liquidation value of net assets or an average multiple of earnings, based on historical earnings, patient mix and other performance indicators that can affect future results, as well as other factors. The estimated fair values of the noncontrolling interests subject to put provisions is a critical accounting estimate that involves significant judgments and assumptions and may not be indicative of the actual values at which the noncontrolling interests may ultimately be settled, which could vary significantly from our current estimates. The estimated fair values of noncontrolling interests subject to put provisions can fluctuate and the implicit multiple of earnings at which these noncontrolling interests obligations may be settled will vary significantly depending upon market conditions including potential purchasers’ access to the capital markets, which can impact the level of competition for dialysis and non-dialysis related businesses, the economic performance of these businesses and the restricted marketability of the third-party owners’ noncontrolling interests. The amount of noncontrolling interests subject to put provisions that contractually employ a predetermined multiple of earnings rather than fair value are immaterial. For additional information see Note 10 to the condensed consolidated financial statements.

We also have certain other potential commitments to provide operating capital to several dialysis centers that are wholly-owned by third parties or centers in which we own a minority equity investment as well as to physician-owned vascular access clinics that we operate under management and administrative services agreements.

The following is a summary of these contractual obligations and commitments as of March 31, 2014 (in millions):

	Remainder of 2014	1-3 years	4-5 years	After 5 years	Total
Scheduled payments under contractual obligations:
Long-term debt	$203	$3,631	$2,353	$2,030	$8,217
Interest payments on the senior notes	137	518	271	267	1,193
Interest payments on the Term Loan B(1)	58	137	—	—	195
Interest payments on the Term Loan B-2(2)	50	194	115	—	359
Interest payments on the Term Loan A(3)	16	18	—	—	34
Interest payments on the Term Loan A-3(3)	26	106	—	—	132
Capital lease obligations	6	24	20	113	163
Operating leases	281	973	471	674	2,399

	$777	$5,601	$3,230	$3,084	$12,692

Potential cash requirements under existing commitments:
Letters of credit	$84	$—	$—	$—	$84
Noncontrolling interests subject to put provisions	394	114	71	114	693
Non-owned and minority owned put provisions	30	—	—	—	30
Pay-fixed swaps potential obligations	11	—	—	—	11
Operating capital advances	2	—	—	—	2

	$521	$114	$71	$114	$820

(1)	Assuming no changes to LIBOR-based interest rates as the Term Loan B currently bears interest at LIBOR (floor of 1.50%) plus an interest rate margin of 3.00%.
(2)	Assuming no changes to LIBOR-based interest rates as the Term Loan B-2 currently bears interest at LIBOR (floor of 1.00%) plus an interest rate margin of 3.00%.
(3)	Based upon current LIBOR-based interest rates in effect at March 31, 2014 plus an interest rate margin of 2.75% for the Term Loan A and 2.50% for the Term Loan A-3.

The pay-fixed swap obligations represent the estimated fair market values of our interest rate swap agreements that are based upon valuation models utilizing the income approach and commonly accepted valuation techniques that use inputs from closing prices for similar assets and liabilities in active markets as well as other relevant observable market inputs and other current market conditions that existed as of March 31, 2014. This amount represents the estimated potential obligation that we would be required to pay based upon the estimated future settlement of each specific tranche over the term of the swap agreements, assuming no future changes in the forward yield curve. The actual amount of our obligation associated with these swaps in the future will depend upon changes in the LIBOR-based interest rates that can fluctuate significantly depending upon market conditions, and other relevant factors that can affect the fair market value of these swap agreements.

In addition to the above commitments, we are obligated to purchase a certain amount of our hemodialysis products and supplies at fixed prices through 2015 from Gambro Renal Products, Inc. (Gambro) in connection with a product supply agreement with Gambro. Our total expenditures for the three months ended March 31, 2014 on such products were approximately 2% of our total U.S. dialysis operating costs. In January 2010, we entered into an agreement with Fresenius which originally committed us to purchase a certain amount of dialysis equipment, parts and supplies from them through 2013. However, this agreement has been extended through 2015. Our total expenditures for the three months ended March 31, 2014 on such dialysis products were approximately 2% of our total U.S. dialysis operating costs. The actual amount of purchases in future years from Gambro Renal Products and Fresenius will depend upon a number of factors, including the operating requirements of our centers, the number of centers we acquire, growth of our existing centers, and in the case of the Product Supply Agreement, Gambro Renal Products’ ability to meet our needs.

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

Interest rate sensitivity

The tables below provide information about our financial instruments that are sensitive to changes in interest rates. The table below presents principal repayments and current weighted average interest rates on our debt obligations as of March 31, 2014. The variable rates presented reflect the weighted average LIBOR rates in effect for all debt tranches plus interest rate margins in effect as of March 31, 2014. The Term Loan A and Term Loan A-3 margins in effect are 2.75% and 2.50% at March 31, 2014, respectively, and along with the revolving line of credit are subject to adjustment depending upon changes in certain of our financial ratios including a leverage ratio. The Term Loan B currently bears interest at LIBOR (floor of 1.50%) plus an interest rate margin of 3.00% subject to a ratings based step-down to 2.75%. The Term Loan B-2 bears interest at LIBOR (floor of 1.00%) plus an interest rate margin of 3.00%.

	Expected maturity date						Thereafter	Total	Average interest rate	Fair value
	2014	2015	2016	2017	2018	2019
	(dollars in millions)
Long term debt:
Fixed rate	$45	$59	$1,694	$32	$806	$1,564	$2,142	$6,342	5.29%	$6,538
Variable rate	$164	$787	$204	$879	$2	$1	$1	$2,038	2.75%	$2,034

	Notional amount	Contract maturity date					Pay fixed	Receive variable	Fair value
		2014	2015	2016	2017	2018
	(dollars in millions)
Swaps:
Pay-fixed rate	$2,628	$813	$135	$1,680	$—	$—	0.49% to 1.64%	LIBOR	$(0.8)
Cap agreements	$2,735	$—	$—	$2,735	$—	$—		LIBOR above 2.50%	$6.2

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

The Term Loan B and Term Loan B-2 are subject to LIBOR floors of 1.50% and 1.00%, respectively. Because actual LIBOR, as of March 31, 2014, was lower than either of these embedded LIBOR floors, the interest rates on the Term Loan B and the Term Loan B-2 are treated as “effectively fixed” for purposes of the table above. We have included both of these Term Loans in the fixed rate totals in the table above until such time as the actual LIBOR-based variable component of our interest rate exceeds 1.50% on the Term Loan B and 1.00% on the Term Loan B-2. At such time, we will then be subject to LIBOR-based interest rate volatility on the LIBOR variable component of our interest rate for the Term Loan B and the Term Loan B-2, but limited to a maximum LIBOR rate of 2.50% on $1,250 million of outstanding principal debt on the Term Loan B and $1,485 million of outstanding principal debt on the Term Loan B-2 as a result of the interest rate cap agreements, as described below. The remaining $443 million outstanding principal balance of the Term Loan B is subject to LIBOR-based interest rate volatility above a floor of 1.50%. The remaining $144 million outstanding principal balance of the Term Loan B-2 is subject to LIBOR-based interest rate volatility above a floor of 1.00%.

As of March 31, 2014, we maintained several interest rate swap agreements that were entered into in March 2013 with amortizing notional amounts of these swap agreements totaling $1,266 million. These agreements have the economic effect of modifying the LIBOR variable component of our interest rate on an equivalent amount of our Term Loan A-3 to fixed rates ranging from 0.49% to 0.52%, resulting in an overall weighted average effective interest rate of 3.01%, including the Term Loan A-3 margin of 2.50%. The swap agreements expire on September 30, 2016 and require monthly interest payments. During the three months ended March 31, 2014 we recognized debt expense of $1.1 million from these swaps. As of March 31, 2014, the total fair value of these swap agreements was a net asset of approximately $3.7 million. We estimate that approximately $3.9 million of existing unrealized pre-tax losses in other comprehensive income at March 31, 2014 will be reclassified into income over the next twelve months.

In addition, as of March 31, 2014, we also maintained several forward interest rate swap agreements that were entered into in March 2013 with notional amounts totaling $600 million that will amortize after the swap agreements have become effective. These forward swap agreements will be effective September 30, 2014 and will have the economic effect of modifying the LIBOR variable component of our interest rate on an equivalent amount of our outstanding debt to fixed rates ranging from 0.72% to 0.75%. These swap agreements expire on September 30, 2016 and will require monthly interest payments beginning in October 2014. Any unrealized gains or losses resulting from changes in the fair value of these swaps is recorded in other comprehensive income. As of March 31, 2014, the total fair value of these swap agreements was a net asset of approximately $0.9 million. We estimate that approximately $1.6 million of existing unrealized pre-tax losses in other comprehensive income at March 31, 2014 will be reclassified into income over the next twelve months.

As of March 31, 2014, we maintained several interest rate cap agreements that were entered into in March 2013 with notional amounts totaling $1,250 million on our Term Loan B debt and $1,485 million on our Term Loan B-2 debt. These agreements have the economic effect of capping the LIBOR variable component of our interest rate at a maximum of 2.50% on an equivalent amount of our Term Loan B and Term Loan B-2 debt. During the three months ended March 31, 2014, we recognized debt expense of $0.6 million from these caps. The cap agreements expire on September 30, 2016. As of March 31, 2014, the total fair value of these cap agreements was an asset of approximately $6.2 million. During the three months ended March 31, 2014, we recorded a loss of $1.3 million in other comprehensive income due to a decrease in the unrealized fair value of these cap agreements.

As of March 31, 2014, we also maintained a total of nine other interest rate swap agreements with amortizing notional amounts totaling $763 million. These agreements had the economic effect of modifying the

LIBOR variable component of our interest rate on an equivalent amount of our Term Loan A to fixed rates ranging from 1.59% to 1.64%, resulting in an overall weighted average effective interest rate of 4.36%, including the Term Loan A margin of 2.75%. The swap agreements expire on September 30, 2014 and require monthly interest payments. During the three months ended March 31, 2014, we recognized debt expense of $2.9 million from these swaps. As of March 31, 2014, the total fair value of these swap agreements was a liability of approximately $5.4 million. We estimate that approximately $5.4 million of existing unrealized pre-tax losses in other comprehensive income at March 31, 2014 will be reclassified into income over the next twelve months.

As of March 31, 2014, we also maintained five other interest rate cap agreements with notional amounts totaling $1,250 million. These agreements have the economic effect of capping the LIBOR variable component of our interest rate at a maximum of 4.00% on an equivalent amount of our Term Loan B debt. However, as a result of the new interest rate cap agreements that were entered into in March 2013, as described above, these interest rate cap agreements became ineffective cash flow hedges and as a result any changes in the fair value associated with these interest rate cap agreements will be charged to income. During the three months ended March 31, 2014, we recognized debt expense of $0.9 million from these caps. The cap agreements expire on September 30, 2014.

As a result of the embedded LIBOR floors in some of our debt agreements and the swap and cap agreements, our overall weighted average effective interest rate on the Senior Secured Credit Facilities was 4.19%, based upon the current margins in effect of 2.75% for the Term Loan A, 2.50% for the Term Loan A-3 and 3.00% for both the Term Loan B and the Term Loan B-2, as of March 31, 2014.

As of March 31, 2014, interest rates on our Term Loan B and Term Loan B-2 debt are effectively fixed because of an embedded LIBOR floor which is higher than actual LIBOR as of such date. Furthermore, interest rates on $1,250 million of our Term Loan B and $1,485 million of our Term Loan B-2 are subject to interest rate caps if LIBOR should rise above 2.50%. Interest rates on our senior notes are fixed by their terms. The LIBOR variable component of our interest rates on our Term Loan A and our Term Loan A-3 are economically fixed as a result of interest rate swaps.

Our overall weighted average effective interest rate for the three months ended March 31, 2014 was 4.89% and as of March 31, 2014 was 4.87%.

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

A restated description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013. The risks discussed below are not the only ones facing our business. Please read the cautionary notice regarding forward-looking statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Risk factors related to our U.S. dialysis and related lab services, ancillary services and strategic initiatives:

If the average rates that commercial payors pay us decline significantly, it would have a material adverse effect on our revenues, earnings and cash flows.

Approximately 33% of our dialysis and related lab services revenues for the quarter ended March 31, 2014, were generated from patients who have commercial payors as their primary payor. The majority of these patients have insurance policies that pay us on terms and at rates that are generally significantly higher than Medicare rates. The payments we receive from commercial payors generate nearly all of our profit and all of our nonacute dialysis profits come from commercial payors. We continue to experience downward pressure on some of our commercial payment rates as a result of general conditions in the market, recent and future consolidations among commercial payors, increased focus on dialysis services and other factors. There is no guarantee that commercial payment rates will not be materially lower in the future.

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

Approximately 47% of our dialysis and related lab services revenues for the quarter ended March 31, 2014 was generated from patients who have Medicare as their primary payor. For patients with Medicare coverage, all ESRD payments for dialysis treatments are made under a single bundled payment rate which provides a fixed payment rate to encompass all goods and services provided during the dialysis treatment, including pharmaceuticals that were historically separately reimbursed to the dialysis providers, such as EPO, vitamin D analogs and iron supplements, irrespective of the level of pharmaceuticals administered or additional services performed. Most lab services that used to be paid directly to laboratories are also included in the bundled payment. The bundled payment rate is also adjusted for certain patient characteristics, a geographic usage index and certain other factors.

The current bundled payment system presents certain operating, clinical and financial risks, which include:

•

Risk that our rates are reduced by CMS. CMS issued the 2014 final rule for the ESRD PPS, which phases in over three to four years the 12% cut mandated by ATRA. Although no reimbursement reduction is expected in 2014 or 2015 under the final ESRD PPS rule, it is anticipated that future reductions will occur no later than 2017. However, the recent “Protecting Access to Medicare Act” that was passed on March 31, 2014 further modified the reduction to only 1.25% in 2016 and 2017, and 1% in 2018. While this modification eases reimbursement pressure, future legislative actions could have the opposite effect.

•

Risk that increases in our operating costs will outpace the Medicare rate increases we receive. We expect to continue experiencing increases in operating costs that are subject to inflation, such as labor and supply costs, regardless of whether there is a compensating inflation-based increase in Medicare payment rates or in payments under the bundled payment rate system.

•

Risk of federal budget sequestration cuts. As a result of the Budget Control Act of 2011 (BCA) and subsequent activity in Congress, a $1.2 trillion sequester (across-the-board spending cuts) in discretionary programs took effect on March 1, 2013. In particular, a 2% reduction to Medicare payments took effect on April 1, 2013, which was recently extended through 2014 and 2015 by a two-year funding bill signed into law on December 26, 2013. The across-the-board spending cuts pursuant to the sequester have affected and will continue to adversely affect our revenues, earnings and cash flows.

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

CMS instituted new screening procedures which we expect will delay the Medicare contractor approval process, potentially causing a delay in reimbursement. We anticipate the new screening and enrollment requirements will require additional personnel and financial resources and will potentially delay the enrollment and revalidation of our centers which in turn will delay payment. These delays may negatively impact our revenues, earnings and cash flows.

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

Approximately 20% of our dialysis and related lab services revenues for the quarter ended March 31, 2014 was generated from patients who have state Medicaid or other non-Medicare government-based programs, such as coverage through the Department of Veterans Affairs (VA), as their primary coverage. As state governments and other governmental organizations face increasing budgetary pressure, we may in turn face reductions in payment rates, delays in the receipt of payments, limitations on enrollee eligibility or other changes to the applicable programs. For example, certain state Medicaid programs and the VA have recently considered, proposed or implemented payment rate reductions.

The VA recently adopted Medicare’s bundled PPS pricing methodology for any veterans receiving treatment from non-VA providers under a new national contracting initiative. Since we are a non-VA provider, these reimbursements are now tied to a percentage of Medicare reimbursement, and we have additional exposure to any dialysis reimbursement changes made by CMS. Approximately 2% of our dialysis and related lab services revenues for the quarter ended March 31, 2014 was generated by the VA. We entered into a five-year Nationwide Dialysis Services contract with the VA which is subject to one-year renewal periods, consistent with all provider agreements with the VA under this contract. These agreements provide for the right of the VA to terminate the agreements without cause on short notice. Should the VA not renew or cancel these agreements for any reason, we may cease accepting patients under this program and may be forced to close centers, which could adversely affect our revenues, earnings and cash flows.

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

Medicare bundles EPO into the prospective payment system such that dosing variations do not change the amount paid to a dialysis facility. Although some Medicaid programs and other payors suggest movement towards a bundled payment system inclusive of EPO, some non-Medicare payors continue to pay for EPO separately from the treatment rate. The administration of EPO and other pharmaceuticals that are separately billable accounted for approximately 5% of our dialysis and related lab services revenues for the quarter ended March 31, 2014, with EPO alone accounting for approximately 3% of our dialysis and related lab services revenues during that period. Changes in physician clinical practices that result in further decreased utilization of prescribed pharmaceuticals or changes in payment rates for those pharmaceuticals could reduce our revenues, earnings and cash flows.

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

Future increases in the cost of EPO without corresponding increases in payment rates for EPO from commercial payors and without corresponding increases in the Medicare bundled rate could have a material adverse effect on our earnings and cash flows and ultimately reduce our income. In November 2011, we entered into a seven year Sourcing and Supply Agreement with Amgen USA Inc., pursuant to which we committed to purchase EPO in amounts necessary to meet no less than 90% of our requirements for ESAs. As long as we meet certain conditions, the agreement limits Amgen’s ability to unilaterally increase the price for EPO during the term of the agreement. Our agreement with Amgen for EPO provides for discounted pricing and rebates for EPO. However, some of the rebates are subject to various conditions including, but not limited to, future pricing levels of EPO by Amgen and data submission by us. In addition, the rebates are subject to certain limitations. We cannot predict whether, over the seven year term of the agreement, we will continue to receive the rebates for EPO that we have received in the past, or whether we will continue to achieve the same levels of rebates within that structure as we have historically achieved. In the initial years of the agreement, the total rebate opportunity is less than what was provided in the agreement that expired at the end of 2011; however, the opportunity for us to earn discounts and rebates increases over the term of the agreement. Factors that could impact our ability to qualify for rebates provided for in our agreement with Amgen in the future include, but are not limited to, our ability to track certain data elements. We cannot predict whether we will be able to meet the applicable qualification requirements for receiving rebates. Failure to meet certain targets and earn the specified rebates could have a material adverse effect on our earnings and cash flows.

We are the subject of a number of investigations by the federal government and two private civil suits, any of which could result in substantial penalties or awards against us, the imposition of certain obligations on our practices and procedures, exclusion from future participation in the Medicare and Medicaid programs and possible criminal penalties.

We are the subject of a number of investigations by the federal government. We have received subpoenas or other requests for documents from the federal government in connection with the Vainer private civil suit, the 2010 U.S. Attorney physician relationship investigation, the 2011 U.S. Attorney physician relationship investigation and the 2011 U.S. Attorney Medicaid investigation. Certain current and former members of our Board, as well as executives and other teammates have been subpoenaed to testify before a grand jury in Colorado related to the 2011 U.S. Attorney physician relationship investigation. (See Note 9 to the condensed consolidated financial statements of this report for additional details regarding these matters.)

With respect to the Vainer private civil suit, after investigation, the federal government did not intervene and is not actively pursuing this private civil suit. With respect to the Swoben civil suit, the United States Department of Justice declined to intervene after its review of the allegations contained in the Third Amended Complaint and is not actively pursuing this private civil suit other than its partial intervention for the purpose of settlement with and dismissal of the initial defendant in this proceeding. In each of these private civil suits, a relator filed a complaint against us in federal court under the qui tam provisions of the False Claims Act (FCA) (and in the Swoben matter, provisions of the California False Claims Act, as well) and pursued the claims independently after the government declined to intervene. The parties are engaged in active litigation in the Vainer private civil suit. With regard to the Swoben private civil suit, in July 2013, the court granted HCP’s motion and dismissed with prejudice all of the claims in the Third Amended Complaint, and in October 2013 the plaintiff filed an appeal of the dismissal, which is currently pending. (See Note 9 to the condensed consolidated financial statements of this report for additional details regarding these matters).

We are cooperating with HHS’s OIG and those offices of the U.S. Attorney pursuing the matters mentioned above. In addition, we have agreed to a framework for a global resolution with the United States Attorney’s Office for the District of Colorado, the Civil Division of the United States Department of Justice and the Office of the Inspector General for both the 2010 and the 2011 U.S. Attorney Physician Relationship Investigations. The settlement will include the payment of approximately $389 million, entry into a corporate integrity agreement, the appointment of an independent compliance monitor, and the imposition of certain other business restrictions related to a subset of our joint venture arrangements. We have agreed to unwind a limited subset of joint ventures that were created through partial divestiture to nephrologists, and agreed not to enter into this type of partial divestiture joint venture with nephrologists in the future. The final settlement remains subject to negotiation of specific terms, and we can make no assurances as to the final outcome.

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

•

Enforcement actions by governmental agencies and/or state claims for monetary damages by patients who believe their protected health information has been used, disclosed or not properly safeguarded in violation of federal or state patient privacy laws, including Health Insurance Portability and Accountability Act (HIPAA) of 1996;

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

As of March 31, 2014, we owned a controlling interest in numerous dialysis-related joint ventures, which represented approximately 21% of our U.S. dialysis and related lab services revenues for the quarter ended March 31, 2014. In addition, we also owned minority equity investments in several other dialysis related joint ventures. We may continue to increase the number of our joint ventures. Many of our joint ventures with physicians or physician groups also have certain physician owners providing medical director services to centers we own and operate. Because our relationships with physicians are governed by the federal and state anti-kickback statutes, we have sought to structure our joint venture arrangements to satisfy as many federal safe harbor requirements as we believe are commercially reasonable. However, our joint venture arrangements do not satisfy all of the elements of any safe harbor under the federal anti-kickback statute. Arrangements that do not meet all of the elements of a safe harbor are not automatically prohibited under the federal anti-kickback statute but are susceptible to government scrutiny. We have recently agreed to a framework for a global resolution with the United States Attorney’s Office for the District of Colorado, the Civil Division of the United States Department of Justice and the Office of the Inspector General for both the 2010 and the 2011 U.S. Attorney Physician Relationship Investigations, including the payment of approximately $389 million, entry into a corporate integrity agreement, the appointment of an independent compliance monitor, and the imposition of certain other business restrictions related to a subset of our joint venture arrangements. Under the terms of the framework for resolution, we have agreed to unwind a limited subset of joint ventures that were created through partial divestiture to nephrologists, and agreed not to enter into this type of partial divestiture joint venture with nephrologists in the future. The final settlement remains subject to negotiation of specific terms, and we can make no assurances as to the final outcome.

There are significant estimating risks associated with the amount of dialysis revenues and related refund liabilities that we recognize and if we are unable to accurately estimate our revenues and related refund liabilities, it could impact the timing and the amount of our revenues recognition or have a significant impact on our operating results.

There are significant estimating risks associated with the amount of dialysis and related lab services revenues and related refund liabilities that we recognize in a reporting period. The billing and collection process is complex due to ongoing insurance coverage changes, geographic coverage differences, differing interpretations of contract coverage, and other payor issues. Determining applicable primary and secondary coverage for approximately 165,000 U.S. patients at any point in time, together with the changes in patient coverage that occur each month, requires complex, resource-intensive processes. Errors in determining the correct coordination of benefits may result in refunds to payors. Revenues associated with Medicare and Medicaid programs are also subject to estimating risk related to the amounts not paid by the primary government payor that will ultimately be collectible from other government programs paying secondary coverage, the patient’s commercial health plan secondary coverage or the patient. Collections, refunds and payor retractions typically continue to occur for up to three years and longer after services are provided. We generally expect our range of U.S. dialysis and related lab services revenues estimating risk to be within 1% of net revenues for the segment, which represents approximately 5% of dialysis adjusted operating income. If our estimates of dialysis and related lab services revenues and related refund liabilities are materially inaccurate, it could impact the timing and the amount of our revenues recognition and have a significant impact on our operating results.

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

Substantially all of HCP’s revenue is derived from fixed Per Member Per Month (PMPM) fees paid by health plans under capitation agreements with HCP or its associated physician groups. While there are variations specific to each arrangement, HealthCare Partners Affiliates Medical Group and HealthCare Partners Associates Medical Group, Inc. (collectively HCPAMG) generally contract with health plans to receive a PMPM fee for professional services and assumes the financial responsibility for professional services only. In some cases, the health plans separately enter into capitation contracts with third parties (typically hospitals) who receive directly a PMPM fee and assume contractual financial responsibility for hospital services. In other cases, the health plan does not pay any portion of the PMPM fee to the hospital, but rather administers claims for hospital expenses itself. In both scenarios, HCP enters into managed care-related administrative services agreements or similar arrangements with those third parties (hospitals) under which HCP agrees to be responsible for utilization review, quality assurance, and other managed care-related administrative functions and claim payments. As compensation for such administrative services, HCP is entitled to receive a percentage of the amount by which the institutional capitation revenue received from health plans exceeds institutional expenses; any such risk-share amount to which HCP is entitled is recorded as medical revenues and HCP is also responsible for any short-fall in the event that institutional expenses exceed institutional revenues. To the extent that members require more care than is anticipated, aggregate fixed PMPM amounts, or capitation payments, may be insufficient to cover the costs associated with treatment. If medical expenses exceed estimates, except in very limited circumstances, HCP will not be able to increase the PMPM fee received under these risk agreements during their then-current terms and could, directly or indirectly through its contracts with its associated physician groups, suffer losses with respect to such agreements.

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

Under most of HCP’s and its associated physician groups’ capitation agreements with health plans, the health plan is generally permitted to modify the benefit and risk obligations and compensation rights from time to time during the terms of the agreements. If a health plan exercises its right to amend its benefit and risk obligations and compensation rights, HCP and its associated physician groups are generally allowed a period of time to object to such amendment. If HCP or its associated physician group so objects, under some of the risk agreements, the relevant health plan may terminate the applicable agreement upon 90 to 180 days written notice. If HCP or its associated physician groups enter into capitation contracts or other risk sharing arrangements with unfavorable economic terms, or a capitation contract is amended to include unfavorable terms, HCP could, directly or indirectly through its contracts with its associated physician groups, suffer losses with respect to such contract. Since HCP does not negotiate with CMS or any health plan regarding the benefits to be provided under their Medicare Advantage plans, HCP often has just a few months to familiarize itself with each new annual package of benefits it is expected to offer. Depending on the health plan at issue and the amount of revenue associated with the health plan’s risk agreement, the renegotiated terms or termination may have a material adverse effect on HCP’s and DaVita’s future revenues and profitability.

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

HCP’s financial statements are consolidated and include the accounts of its majority-owned subsidiaries and certain non-owned HCP-associated and managed physician groups, which consolidation is effectuated in accordance with applicable accounting standards. Such consolidation for accounting and/or tax purposes does not, is not intended to, and should not be deemed to, imply or provide to HCP any control over the medical or clinical affairs of such physician groups. In the event of a change in accounting standards promulgated by FASB or in interpretation of its standards, or if there were an adverse determination by a regulatory agency or a court, or a change in state or federal law relating to the ability to maintain present agreements or arrangements with such physician groups, HCP may not be permitted to continue to consolidate the total revenues of such organizations. A change in accounting for consolidation with respect to HCP’s present agreement or arrangements would diminish HCP’s reported revenues but would not be expected to materially adversely affect its reported results of operations, while regulatory or legal rulings or changes in law interfering with HCP’s ability to maintain its present agreements or arrangements could materially diminish both revenues and results of operations.

If HCP’s associated physician group is not able to satisfy the California Department of Managed Health Care’s financial solvency requirements, HCP’s associated physician group could become subject to sanctions and HCP’s ability to do business in California could be limited or terminated.

The California Department of Managed Health Care (DMHC) has instituted financial solvency regulations. The regulations are intended to provide a formal mechanism for monitoring the financial solvency of capitated physician groups. Under the regulations, HCP’s associated physician group is required to, among other things:

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

A significant portion of HCP’s revenue is directly or indirectly derived from the monthly premium payments paid by CMS to health plans for medical services provided to Medicare Advantage enrollees. As a result, HCP’s results of operations are, in part, dependent on government funding levels for Medicare Advantage programs. Any changes that limit or reduce Medicare Advantage reimbursement levels, including those recently approved and effective in 2014, such as reductions in or limitations of reimbursement amounts or rates under programs, reductions in funding of programs, expansion of benefits without adequate funding, elimination of coverage for certain benefits, or elimination of coverage for certain individuals or treatments under programs, could have a material adverse effect on HCP’s revenues, earnings and cash flows. We expect the Medicare provider reimbursement cuts that we currently face will reduce HCP’s Medicare Advantage reimbursement levels by approximately 8% in 2014 as compared to 2013. On April 7, 2014 CMS issued final guidance for 2015 Medicare Advantage rates, which incorporated a re-blending of the risk adjustment models which CMS utilizes to determine risk acuity scores of Medicare Advantage patients. We estimate that the final cumulative impact of the 2015 rate structure represents an increase of up to approximately 0.5% of HCP’s average revenues it manages on behalf of its senior capitated population as compared to 2014.

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

•

The Secretary of the HHS has been granted the explicit authority to deny Medicare Advantage plan bids that propose significant increases in cost sharing or decreases in benefits. If the bids submitted by plans contracted with HCP are denied, this would have a significant negative impact on HCP’s revenues, earnings and cash flows.

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

•

Beginning in 2014, CMS is required to increase coding intensity adjustments for Medicare Advantage plans, which is expected to reduce CMS payments to Medicare Advantage plans, which in turn will likely reduce the amounts payable to HCP and its associated physicians, physician groups, and IPAs under its capitation agreements. The government’s budget for Fiscal Year 2014 further increases the coding intensity adjustments starting in 2015, which may further reduce HCP’s revenues, earnings and cash flows.

The President’s proposed 2015 budget proposes nearly $400 million in cuts to Medicare over the next decade. Although the majority of the cuts are not targeted at Medicare Advantage plans, the broad cuts could signal further downward pressure on reimbursement to Medicare providers and Medicare Advantage plans, which would have a negative impact on HCP’s revenues, earnings and cash flows.

On April 1, 2013, CMS published its final 2014 “Call Letter” —CMS’s annual notice to health plans regarding the Medicare Advantage payment methodology and estimated rates for 2014. In a reversal of its previous estimates, which called for a 2.2% reduction in the 2014 Medicare Advantage rates, CMS included in its final 2014 Call Letter an estimated 3.3% increase in the 2014 Medicare Advantage rates. This reversal was the result of CMS’s new assumption that Congressional action would prospectively fix the Medicare physician fee schedule’s SGR formula. By assuming an imminent solution to the SGR formula’s automatic rate reductions, CMS was able to base its 2014 Medicare Advantage estimates on an assumed 0% change in the Medicare physician fee schedule rates for 2014. As noted above, this change in CMS’s assumption has a dramatic positive impact on the estimated Medicare Advantage rates for 2014. However, a resolution of the SGR formula has yet to be passed by Congress, it recently passed its 17th delay to the implementation of the SGR formula, which would have led to a 24% reduction in Medicare payments to physicians. This delay extends implementation for a further 12 months, during which time we believe that Congress intends to be able to pass a more permanent solution to the SGR formula. Although a congressionally mandated change to the SGR formula, as described above, would potentially have a significant positive impact on HCP’s Medicare Advantage revenues and net income, the likelihood of increasing medical costs and the uncertainty of Congressional action mitigate against the positive impact of CMS’s recent Medicare Advantage estimates.

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

Finally, although the Health Reform Acts provide for reductions in payments to Medicare Advantage plans, the Health Reform Acts also provide for bonus payments to Medicare Advantage plans with four or five star quality ratings. In November 2011, CMS announced a three-year demonstration project with an alternative bonus structure that awards bonuses to plans with three or more stars. Now in the final year of the demonstration, it is unclear what payment structure will be proposed after the demonstration project, which could impact HCP’s Medicare Advantage and other revenues and net income.

HCP’s operations are dependent on competing health plans and, at times, a health plan’s and HCP’s economic interests may diverge.

For the quarter ended March 31, 2014, 66% of HCP’s consolidated capitated medical revenues were earned through contracts with three health plans.

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

Patient care costs include estimates of future medical claims that have been incurred by the patient but for which the provider has not yet billed HCP. These claim estimates are made utilizing actuarial methods and are continually evaluated and adjusted by management, based upon HCP’s historical claims experience and other factors, including an independent assessment by a nationally recognized actuarial firm. Adjustments, if necessary, are made to medical claims expense and capitated revenues when the assumptions used to determine HCP’s claims liability changes and when actual claim costs are ultimately determined.

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

The Health Reform Acts establish Medicare Shared Savings Program (MSSP) for ACOs, which took effect in January 2012. Under the MSSP, eligible organizations are accountable for the quality, cost and overall care of Medicare beneficiaries assigned to an ACO and may be eligible to share in any savings below a specified benchmark amount. The Secretary of HHS is also authorized, but not required, to use capitation payment models with ACOs. HCP is evaluating ACOs in which it might participate through one or more of its subsidiaries and expects to participate in one or more ACOs in the future. The continued development and expansion of ACOs will have an uncertain impact on HCP’s revenue and profitability.

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

HCP must comply with numerous federal and state laws and regulations governing the collection, dissemination, access, use, security and privacy of protected health information (PHI), including HIPAA and its implementing privacy and security regulations, as amended by the federal HITECH Act and collectively referred to as HIPAA. In the event that HCP’s non-compliance with existing or new laws and regulations related to PHI results in privacy or security breaches, HCP could be subject to monetary fines, civil suits, civil penalties or criminal sanctions and requirements to disclose the breach publicly.

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

CMS has mandated the use of new patient codes for reporting medical diagnosis and inpatient procedures, referred to as ICD-10. CMS is requiring all providers, payors, clearinghouses, and billing services to utilize ICD-10 when submitting claims for payment. ICD-10 will affect diagnosis and inpatient procedure coding for everyone covered by HIPAA, not just those who submit Medicare or Medicaid claims. Claims for services provided on or after the date that CMS sets must use ICD-10 for medical diagnosis and inpatient procedures or they will not be paid. In a bill passed on March 31, 2014, Congress voted to delay the ICD-10 implementation deadline until no earlier than October 1, 2015. Although CMS is expected to delay the deadline only until October 1, 2015, it has the authority to delay implementation even further. Uncertainty about when ICD-10 will be mandated could lead to additional costs of running ICD-9 and ICD-10 systems, which could negatively impact our revenues, earnings and cash flows.

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

Most of our outstanding employee stock-based compensation awards include a provision accelerating the vesting of the awards in the event of a change of control. We also maintain a change of control protection program for our employees who do not have a significant number of stock awards, which has been in place since 2001, and which provides for cash bonuses to the employees in the event of a change of control. Based on the market price of our common stock and shares outstanding on March 31, 2014, these cash bonuses would total approximately $582 million if a change of control transaction occurred at that price and our Board of Directors did not modify this program. These change of control provisions may affect the price an acquirer would be willing to pay for our Company.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Stock repurchases

The following table summarizes the Company’s repurchases of its common stock during the first quarter of 2014:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
January 1-31, 2014	—	$—	—	$358.2
February 1-28, 2014	—	—	—	358.2
March 1-31, 2014	—	—	—	358.2

Total	—	$—	—

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

Items 3, 4 and 5 are not applicable

Item 6.	Exhibits

(a) Exhibits

Exhibit Number

12.1	Ratio of earnings to fixed charges. ✓

31.1	Certification of the Chief Executive Officer, dated May 2, 2014, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

31.2	Certification of the Chief Financial Officer, dated May 2, 2014, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

32.1	Certification of the Chief Executive Officer, dated May 2, 2014, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

32.2	Certification of the Chief Financial Officer, dated May 2, 2014, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

101.INS	XBRL Instance Document. ✓

101.SCH	XBRL Taxonomy Extension Schema Document. ✓

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. ✓

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. ✓

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. ✓

101.PRE	XBRL Taxonomy Extension Presentation, Linkbase Document. ✓

✓	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAVITA HEALTHCARE PARTNERS INC.

BY:	/s/ JAMES K. HILGER
James K. Hilger Chief Accounting Officer*

Date: May 2, 2014

*	Mr. Hilger has signed both on behalf of the Registrant as a duly authorized officer and as the Registrant’s principal accounting officer.

INDEX TO EXHIBITS

Exhibit Number

12.1	Ratio of earnings to fixed charges. ✓

31.1	Certification of the Chief Executive Officer, dated May 2, 2014, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

31.2	Certification of the Chief Financial Officer, dated May 2, 2014, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

32.1	Certification of the Chief Executive Officer, dated May 2, 2014, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

32.2	Certification of the Chief Financial Officer, dated May 2, 2014, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

101.INS	XBRL Instance Document. ✓

101.SCH	XBRL Taxonomy Extension Schema Document. ✓

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. ✓

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. ✓

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. ✓

101.PRE	XBRL Taxonomy Extension Presentation, Linkbase Document. ✓

✓	Filed herewith.