Form 10-Q
period 2014-06-30
DAVITA HEALTHCARE PARTNERS INC.
filed 2014-08-01
CIK 927066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

For the Quarterly Period Ended June 30, 2014

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

As of July 29, 2014, the number of shares of the Registrant’s common stock outstanding was approximately 214.8 million shares and the aggregate market value of the common stock outstanding held by non-affiliates based upon the closing price of these shares on the New York Stock Exchange was approximately $15.3 billion.

DAVITA HEALTHCARE PARTNERS INC.

Note: Items 3, 4 and 5 of Part II are omitted because they are not applicable.

i

DAVITA HEALTHCARE PARTNERS INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(dollars in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Patient service revenues	$2,187,249	$2,048,651	$4,301,347	$4,028,524
Less: Provision for uncollectible accounts	(88,052)	(72,191)	(171,249)	(142,248)

Net patient service revenues	2,099,197	1,976,460	4,130,098	3,886,276
Capitated revenues	799,369	710,074	1,586,934	1,472,689
Other revenues	273,923	185,139	498,233	342,290

Total net revenues	3,172,489	2,871,673	6,215,265	5,701,255

Operating expenses and charges:
Patient care costs and other costs	2,246,538	2,014,320	4,426,310	3,975,211
General and administrative	298,636	268,110	582,697	552,520
Depreciation and amortization	145,907	130,589	288,486	256,498
Provision for uncollectible accounts	3,208	1,260	5,719	2,138
Equity investment income	(6,095)	(7,649)	(13,467)	(17,016)
Loss contingency reserve	—	—	—	300,000
Contingent earn-out obligation adjustment	—	(56,977)	—	(56,977)

Total operating expenses and charges	2,688,194	2,349,653	5,289,745	5,012,374

Operating income	484,295	522,020	925,520	688,881
Debt expense	(106,132)	(108,096)	(212,467)	(213,913)
Debt refinancing charges	(97,548)	—	(97,548)	—
Other income (loss), net	1,693	(1,374)	3,391	(776)

Income from continuing operations before income taxes	282,308	412,550	618,896	474,192
Income tax expense	100,887	129,192	225,738	144,336

Income from continuing operations	181,421	283,358	393,158	329,856
Discontinued operations:
Loss from operations of discontinued operations, net of tax	—	—	—	(139)
Gain on disposal of discontinued operations, net of tax	—	—	—	13,375

Net income	181,421	283,358	393,158	343,092
Less: Net income attributable to noncontrolling interests	(33,738)	(28,982)	(62,186)	(58,552)

Net income attributable to DaVita HealthCare Partners Inc.	$147,683	$254,376	$330,972	$284,540

Earnings per share:
Basic income from continuing operations per share attributable to DaVita HealthCare Partners Inc.	$0.70	$1.21	$1.56	$1.29

Basic net income per share attributable to DaVita HealthCare Partners Inc.	$0.70	$1.21	$1.56	$1.36

Diluted income from continuing operations per share attributable to DaVita HealthCare Partners Inc.	$0.68	$1.18	$1.53	$1.26

Diluted net income per share attributable to DaVita HealthCare Partners Inc.	$0.68	$1.18	$1.53	$1.33

Weighted average shares for earnings per share:
Basic	212,258,994	209,797,334	211,817,893	209,385,380

Diluted	216,720,944	214,849,164	216,420,713	214,490,452

Amounts attributable to DaVita HealthCare Partners Inc.:
Income from continuing operations	$147,683	$254,376	$330,972	$271,291
Discontinued operations	—	—	—	13,249

Net income	$147,683	$254,376	$330,972	$284,540

See notes to condensed consolidated financial statements.

DAVITA HEALTHCARE PARTNERS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net income	$181,421	$283,358	$393,158	$343,092

Other comprehensive income (loss), net of tax:
Unrealized losses on interest rate swap and cap agreements:
Unrealized (loss) gain on interest rate swap and cap agreements	(5,209)	11,685	(7,714)	9,316
Reclassifications of net swap and cap agreements realized loss into net income	4,997	3,462	8,356	5,969
Unrealized gains on investments:
Unrealized gain on investments	578	101	909	719
Reclassification of net investment realized gains into net income	—	—	(207)	(94)
Foreign currency translation adjustments	1,939	(1,841)	1,967	(3,947)

Other comprehensive income	2,305	13,407	3,311	11,963

Total comprehensive income	183,726	296,765	396,469	355,055
Less: Comprehensive income attributable to noncontrolling interests	(33,738)	(28,982)	(62,186)	(58,552)

Comprehensive income attributable to DaVita HealthCare Partners Inc.	$149,988	$267,783	$334,283	$296,503

See notes to condensed consolidated financial statements.

DAVITA HEALTHCARE PARTNERS INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands, except per share data)

	June 30, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$1,420,973	$946,249
Short-term investments	63,835	6,801
Accounts receivable, less allowance of $244,878 and $237,143	1,550,252	1,485,163
Inventories	99,650	88,805
Other receivables	455,620	349,090
Other current assets	164,591	176,414
Income tax receivable	6,965	10,315
Deferred income taxes	399,361	409,441

Total current assets	4,161,247	3,472,278
Property and equipment, net of accumulated depreciation of $1,936,494 and $1,778,259	2,290,844	2,189,411
Intangibles, net of accumulated amortization of $565,839 and $483,773	2,022,875	2,024,373
Equity investments	42,842	40,686
Long-term investments	87,614	79,557
Other long-term assets	66,106	79,598
Goodwill	9,254,043	9,212,974

	$17,925,571	$17,098,877

LIABILITIES AND EQUITY
Accounts payable	$405,751	$435,465
Other liabilities	465,242	464,422
Accrued compensation and benefits	626,617	603,013
Medical payables	304,551	287,452
Loss contingency reserve	397,000	397,000
Senior notes (6 3⁄8% Senior Notes)	291,907	—
Current portion of long-term debt	117,080	274,697

Total current liabilities	2,608,148	2,462,049
Long-term debt	8,390,578	8,141,231
Other long-term liabilities	386,033	380,337
Deferred income taxes	823,745	812,419

Total liabilities	12,208,504	11,796,036
Commitments and contingencies
Noncontrolling interests subject to put provisions	760,242	697,300
Equity:
Preferred stock ($0.001 par value, 5,000,000 shares authorized; none issued)
Common stock ($0.001 par value, 450,000,000 shares authorized; 214,759,091 and 213,163,248 shares issued and outstanding at June 30, 2014 and at December 31, 2013, respectively)	215	213
Additional paid-in capital	1,089,929	1,070,922
Retained earnings	3,694,961	3,363,989
Accumulated other comprehensive income (loss)	666	(2,645)

Total DaVita HealthCare Partners Inc. shareholders’ equity	4,785,771	4,432,479
Noncontrolling interests not subject to put provisions	171,054	173,062

Total equity	4,956,825	4,605,541

	$17,925,571	$17,098,877

See notes to condensed consolidated financial statements.

DAVITA HEALTHCARE PARTNERS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Six months ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$393,158	$343,092
Adjustments to reconcile net income to cash provided by operating activities:
Loss contingency reserve	—	300,000
Depreciation and amortization	288,470	256,382
Debt refinancing charges	97,548	—
Stock-based compensation expense	29,699	32,266
Tax benefits from stock award exercises	42,110	36,524
Excess tax benefits from stock award exercises	(30,238)	(28,442)
Deferred income taxes	13,826	(102,039)
Equity investment income, net	2,257	(496)
Other non-cash (income) charges and loss on disposal of assets	22,861	(69,050)
Changes in operating assets and liabilities, other than from acquisitions and divestitures:
Accounts receivable	(65,079)	(17,829)
Inventories	(10,731)	924
Other receivables and other current assets	(95,580)	(65,349)
Other long-term assets	2,158	(1,220)
Accounts payable	(46,022)	(94,894)
Accrued compensation and benefits	19,912	(14,279)
Other current liabilities	31,970	82,905
Income taxes	2,886	(9,182)
Other long-term liabilities	(17,707)	36,713

Net cash provided by operating activities	681,498	686,026

Cash flows from investing activities:
Additions of property and equipment, net	(278,593)	(258,396)
Acquisitions	(98,442)	(152,112)
Proceeds from asset and business sales	215	64,363
Purchase of investments available for sale	(6,117)	(3,286)
Purchase of investments held-to-maturity	(121,333)	(1,032)
Proceeds from sale of investments available for sale	1,277	1,091
Proceeds from sale of investments held to maturity	64,561	1,376
Purchase of intangible assets and equity investment	(4,760)	(7)
Distributions received on equity investments	337	116

Net cash used in investing activities	(442,855)	(347,887)

Cash flows from financing activities:
Borrowings	33,136,743	33,445,567
Payments on long-term debt and other financing costs	(32,788,307)	(33,696,216)
Deferred financing costs and debt redemption costs	(106,937)	(716)
Distributions to noncontrolling interests	(65,818)	(65,206)
Stock award exercises and other share issuances, net	7,274	8,819
Excess tax benefits from stock award exercises	30,238	28,442
Contributions from noncontrolling interests	28,265	20,132
Proceeds from sales of additional noncontrolling interests	933	5,903
Purchases from noncontrolling interests	(5,743)	(474)

Net cash provided by (used in) financing activities	236,648	(253,749)
Effect of exchange rate changes on cash and cash equivalents	(567)	(234)

Net increase in cash and cash equivalents	474,724	84,156
Cash and cash equivalents at beginning of the year	946,249	533,748

Cash and cash equivalents at end of the year	$1,420,973	$617,904

See notes to condensed consolidated financial statements.

DAVITA HEALTHCARE PARTNERS INC.

CONSOLIDATED STATEMENTS OF EQUITY

(unaudited)

(dollars and shares in thousands)

	Non- controlling interests subject to put provisions	DaVita HealthCare Partners Inc. Shareholders’ Equity								Non- controlling interests not subject to put provisions
		Common stock		Additional paid-in capital	Retained earnings	Treasury stock		Accumulated other comprehensive income (loss)	Total
Balance at December 31, 2012	$580,692	269,725	$270	$1,208,665	$3,731,835	(58,728)	$(1,162,336)	$(15,297)	$3,763,137	$153,788
Comprehensive income:
Net income	78,215				633,446				633,446	45,540
Other comprehensive income								12,652	12,652
Stock purchase shares issued		238		12,817					12,817
Stock unit shares issued		7		(3,286)		164	3,247		(39)
Stock-settled SAR shares issued		313		(29,025)		1,444	28,561		(464)
Stock-based compensation expense				59,998					59,998
Excess tax benefits from stock awards exercised				36,197					36,197
Distributions to noncontrolling interests	(80,353)									(58,973)
Contributions from noncontrolling interests	22,053									14,943
Sales and assumptions of additional noncontrolling interests	23,642			(1,442)					(1,442)	10,770
Purchases from noncontrolling interests	(512)			(3,119)					(3,119)	(147)
Expiration of put option and other reclassification	(7,141)									7,141
Changes in fair value of noncontrolling interests	80,704			(80,704)					(80,704)
Treasury stock retirement		(57,120)	(57)	(129,179)	(1,001,292)	57,120	1,130,528		—

Balance at December 31, 2013	$697,300	213,163	$213	$1,070,922	$3,363,989	—	$—	$(2,645)	$4,432,479	$173,062
Comprehensive income:
Net income	43,590				330,972				330,972	18,596
Other comprehensive income								3,311	3,311
Stock unit shares issued		290		(27)					(27)
Stock-settled SAR shares issued		1,306	2	(2)					—
Stock-based compensation expense				29,699					29,699
Excess tax benefits from stock awards exercised				30,238					30,238
Distributions to noncontrolling interests	(41,733)									(24,085)
Contributions from noncontrolling interests	18,240									10,025
Sales and assumptions of additional noncontrolling interests	918			15					15
Purchase and gains from noncontrolling interests	(446)			1,247					1,247	(6,544)
Adjustment in ownership interests				210					210
Changes in fair value of noncontrolling interests	42,373			(42,373)					(42,373)

Balance at June 30, 2014	$760,242	214,759	$215	$1,089,929	$3,694,961	—	$—	$666	$4,785,771	$171,054

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

1. Condensed consolidated interim financial statements

The condensed consolidated interim financial statements included in this report are prepared by the Company without audit. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations are reflected in these consolidated interim financial statements. All significant intercompany accounts and transactions have been eliminated. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The most significant estimates and assumptions underlying these financial statements and accompanying notes generally involve the accrual of an estimated loss contingency reserve and its impact on the Company’s income taxes, revenue recognition and accounts receivable, impairments of long-lived assets, fair value estimates, accounting for income taxes, variable compensation accruals, consolidation of variable interest entities, purchase accounting valuation estimates, long-term incentive program compensation and medical liability claims. The results of operations for the six months ended June 30, 2014 are not necessarily indicative of the operating results for the full year. The condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Prior year balances and amounts have been reclassified to conform to the current year presentation. The Company has evaluated subsequent events through the date these condensed consolidated financial statements were issued and has included all necessary disclosures.

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

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

The reconciliations of the numerators and denominators used to calculate basic and diluted earnings per share are as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Basic:
Income from continuing operations attributable to DaVita HealthCare Partners Inc.	$147,683	$254,376	$330,972	$271,291
Increase in noncontrolling interests redemption rights in excess of fair value	—	(259)	—	(259)

Income from continuing operations for basic earnings per share calculation	$147,683	$254,117	$330,972	$271,032
Discontinued operations attributable to DaVita HealthCare Partners Inc.	—	—	—	13,249

Net income attributable to DaVita HealthCare Partners Inc. for basic earnings per share calculation	$147,683	$254,117	$330,972	$284,281

Weighted average shares outstanding during the period	214,451	211,986	214,010	211,574
Vested stock units	2	5	2	5
Contingently returnable shares held in escrow for the DaVita HealthCare Partners merger	(2,194)	(2,194)	(2,194)	(2,194)

Weighted average shares for basic earnings per share calculation	212,259	209,797	211,818	209,385

Basic income from continuing operations per share attributable to DaVita HealthCare Partners Inc.	$0.70	$1.21	$1.56	$1.29
Basic income from discontinued operations per share attributable to DaVita HealthCare Partners Inc.	$—	$—	$—	$0.07

Basic net income per share attributable to DaVita HealthCare Partners Inc.	$0.70	$1.21	$1.56	$1.36

Diluted:
Income from continuing operations attributable to DaVita HealthCare Partners Inc.	$147,683	$254,376	$330,972	$271,291
Increase in noncontrolling interests redemption rights in excess of fair value	—	(259)	—	(259)

Income from continuing operations for diluted earnings per share calculation	$147,683	$254,117	$330,972	$271,032
Discontinued operations attributable to DaVita HealthCare Partners Inc.	—	—	—	13,249

Net income attributable to DaVita HealthCare Partners Inc. for diluted earnings per share calculation	$147,683	$254,117	$330,972	$284,281

Weighted average shares outstanding during the period	214,451	211,986	214,010	211,574
Vested stock units	2	5	2	5
Assumed incremental shares from stock plans	2,268	2,858	2,409	2,911

Weighted average shares for diluted earnings per share calculation	216,721	214,849	216,421	214,490

Diluted income from continuing operations per share attributable to DaVita HealthCare Partners Inc.	$0.68	$1.18	$1.53	$1.26
Diluted income from discontinued operations per share attributable to DaVita HealthCare Partners Inc.	$—	$—	$—	$0.07

Diluted net income per share attributable to DaVita HealthCare Partners Inc.	$0.68	$1.18	$1.53	$1.33

Anti-dilutive stock-settled awards excluded from calculation(1)	990	4,520	1,995	3,353

(1)	Shares associated with stock-settled stock appreciation rights that are excluded from the diluted denominator calculation because they are anti-dilutive under the treasury stock method.

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

During the six months ended June 30, 2014, the Company’s allowance for doubtful accounts increased by approximately $7,735. This was mainly due to an increase relating to the U.S. dialysis and related lab services, primarily as a result of additional non-covered Medicare write-offs. There were no unusual transactions impacting the allowance for doubtful accounts.

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

The Company’s investments in securities consist of the following:

	June 30, 2014			December 31, 2013
	Held to maturity	Available for sale	Total	Held to maturity	Available for sale	Total
Certificates of deposit and money market funds due within one year	$62,374	$—	$62,374	$5,601	$—	$5,601
Investments in mutual funds and common stock	—	25,685	25,685	—	19,421	19,421

	$62,374	$25,685	$88,059	$5,601	$19,421	$25,022

Short-term investments	$62,374	$1,461	$63,835	$5,601	$1,200	$6,801
Long-term investments	—	24,224	24,224	—	18,221	18,221

	$62,374	$25,685	$88,059	$5,601	$19,421	$25,022

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

The cost of the certificates of deposit and money market funds at June 30, 2014 and December 31, 2013 approximates their fair value. As of June 30, 2014 and December 31, 2013, the available-for-sale investments included $6,161 and $5,096 of gross pre-tax unrealized gains, respectively. During the six months ended June 30, 2014, the Company recorded gross pre-tax unrealized gains of $1,405, or $909 after tax, in other comprehensive income associated with changes in the fair value of these investments. During the six months ended June 30, 2014, the Company sold investments in mutual funds for net proceeds of $1,277 and recognized a pre-tax gain of $340, or $207 after-tax, which was previously recorded in other comprehensive income. During the six months ended June 30, 2013, the Company sold investments in mutual funds for net proceeds of $1,091 and recognized a pre-tax gain of $155, or $94 after-tax, which was previously recorded in other comprehensive income.

The investments in mutual funds classified as available-for-sale are held within a trust to fund existing obligations associated with several of the Company’s non-qualified deferred compensation plans.

As of June 30, 2014, the Company held $5,000 of preferred stock in a privately held company that is accounted for under the cost method as this investment does not have a readily determinable fair value.

Certain HCP entities are required to maintain minimum cash balances in order to comply with regulatory requirements in conjunction with medical claim reserves. As of June 30, 2014, this minimum cash balance was approximately $58,000.

5. Goodwill

Changes in goodwill by reportable segments were as follows:

	Six months ended June 30, 2014
	U.S. dialysis and related lab services	HCP	Other-ancillary services and strategic initiatives	Consolidated total
Balance at December 31, 2013	$5,469,473	$3,516,162	$227,339	$9,212,974
Acquisitions	2,915	38,639	820	42,374
Other adjustments	—	(2,277)	972	(1,305)

Balance at June 30, 2014	$5,472,388	$3,552,524	$229,131	$9,254,043

	Year ended December 31, 2013
	U.S. dialysis and related lab services	HCP	Other-ancillary services and strategic initiatives	Consolidated total
Balance at December 31, 2012	$5,309,152	$3,506,571	$137,027	$8,952,750
Acquisitions	163,037	17,833	90,397	271,267
Divestitures	(2,728)	—	—	(2,728)
Other adjustments	12	(8,242)	(85)	(8,315)

Balance at December 31, 2013	$5,469,473	$3,516,162	$227,339	$9,212,974

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

The Company has applied a similar aggregation to the HCP operations in each region, to the vascular access service centers in its vascular access services reporting unit, to the physician practices in its physician services reporting unit, and to the dialysis centers within each sovereign international jurisdiction. For the Company’s additional operating segments, no component below the operating segment level is considered a discrete business and therefore these operating segments directly constitute individual reporting units.

HCP’s current and expected future operating results have eroded recently, primarily as a result of reductions in its Medicare Advantage reimbursement rates. As a result, the Company has determined that two of its HCP reporting units, HCP California and HCP Nevada, are at risk of goodwill impairment. HCP California and HCP Nevada have goodwill of $2,511,477 and $517,618, respectively.

The Company obtained preliminary third-party valuations of these two businesses as of June 30, 2014, noting that the estimated fair values of HCP California and HCP Nevada exceed their total carrying values by approximately 6.0% and 10.9%, respectively. Further reductions in HCP’s reimbursement rates or other significant adverse changes in its expected future cash flows or valuation assumptions could result in a goodwill impairment charge in the future.

For example, a sustained, long-term reduction of 3% in operating income for HCP California and HCP Nevada could reduce their estimated fair values by up to 3.1% and 2.9%, respectively. Separately, an increase in their respective discount rates of 100 basis points could reduce the estimated fair values of HCP California and HCP Nevada by up to 7.7% and 6.1%, respectively.

During the first six months of 2014, the Company did not record any goodwill impairment charges. Except as described above, none of the goodwill associated with the Company’s various other reporting units was considered at risk of impairment as of June 30, 2014. Since the dates of the Company’s last annual goodwill impairment tests, there have been certain developments, events, changes in operating performance and other changes in circumstances that have affected the Company’s businesses. However, these did not cause management to believe it is more likely than not that the fair value of any of its reporting units would be less than its carrying amount.

6. Health care costs payable

The health care costs shown in the following table include estimates for the cost of professional medical services provided by non-employed physicians and other providers, as well as inpatient and other ancillary costs for all markets, where state regulation allows for the assumption of global risk. Health care costs payable are included in medical payables.

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

The following table shows the components of changes in the health care costs payable for the six months ended June 30, 2014:

Six months ended June 30, 2014
Health care costs payable, beginning of the period	$172,310

Add: Components of incurred health care costs
Current year	775,604
Prior years	5,602

Total incurred health care costs	781,206

Less: Claims paid
Current year	589,968
Prior years	153,223

Total claims paid	743,191

Health care costs payable, end of the period	$210,325

Our prior year estimates of health care costs payable increased by $5,602 resulting from certain medical claims being settled for amounts more than originally estimated. When significant increases (decreases) in prior-year health care cost estimates occur that we believe significantly impact our current year operating results, we disclose that amount as unfavorable (favorable) development of prior-year’s health care cost estimates. Actual claim payments for prior year services have not been materially different from our year-end estimates.

7. Income taxes

As of June 30, 2014, the Company’s total liability for unrecognized tax benefits relating to tax positions that do not meet the more-likely-than-not threshold is $60,372, of which $32,945 would impact the Company’s effective tax rate if recognized. This balance represents a decrease of $166 from the December 31, 2013 balance of $60,538.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in its income tax expense. At June 30, 2014 and December 31, 2013, the Company had approximately $11,969 and $10,742, respectively, accrued for interest and penalties related to unrecognized tax benefits, net of federal tax benefits.

As of June 30, 2014, it is reasonably possible that $27,427 of unrecognized tax benefits may be recognized within the next 12 months, primarily related to the filing of tax accounting method changes which will not impact the Company’s effective tax rate.

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

8. Long-term debt

Long-term debt was comprised of the following:

	June 30, 2014	December 31, 2013
Senior Secured Credit Facilities:
New Term Loan A	$1,000,000	$—
New Term Loan B	3,500,000	—
Prior Term Loan A	—	800,000
Prior Term Loan A-3	—	1,282,500
Prior Term Loan B	—	1,697,500
Prior Term Loan B-2	—	1,633,500
Senior notes	4,066,907	2,800,000
Acquisition obligations and other notes payable	66,511	67,352
Capital lease obligations	183,647	152,751

Total debt principal outstanding	8,817,065	8,433,603
Discount on long-term debt	(17,500)	(17,675)

	8,799,565	8,415,928
Less current portion	(408,987)	(274,697)

	$8,390,578	$8,141,231

Classification of long-term debt at June 30, 2014 was as follows:

Senior notes	$291,907
Current portion	117,080

Total current portion	408,987
Long-term debt	8,390,578

$8,799,565

Scheduled maturities and pay-outs of long-term debt at June 30, 2014 were as follows:

2014 (remainder of the year, including the 6 3⁄8% Senior Notes)	347,712
2015	112,182
2016	115,645
2017	141,972
2018	153,282
2019	727,238
Thereafter	7,219,034

During the first six months of 2014, the Company made mandatory principal payments under its then existing Senior Secured Credit Facilities (before entering into a new senior secured credit agreement and repaying all outstanding amounts under the then existing Senior Secured Credit Facilities) totaling $37,500 on the Term Loan A, $16,875 on the Term Loan A-3, $4,375 on the Term Loan B and $4,125 on the Term Loan B-2.

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

In June 2014, the Company entered into a $5,500,000 senior secured credit agreement (the New Credit Agreement). The New Credit Agreement consists of a five year Revolving Credit Facility in the aggregate principal amount of $1,000,000 (the New Revolver), a five year Term Loan A facility in the aggregate principal amount of $1,000,000 (the New Term Loan A) and a seven year Term Loan B facility in the aggregate principal amount of $3,500,000 (the New Term Loan B and collectively with the New Revolver and the New Term Loan A, the New Loans). In addition, the Company can increase the existing revolving commitments and enter into one or more incremental term loan facilities in an amount not to exceed the sum of $1,500,000 (less the amount of other permitted indebtedness incurred or issued in reliance on such amount), plus an amount of indebtedness such that the senior secured leverage ratio is not in excess of 3.50 to 1.00 after giving effect to such borrowings. The New Revolver and the New Term Loan A initially bears interest at LIBOR plus an interest rate margin of 1.75% which is subject to adjustment depending upon the Company’s leverage ratio and can range from 1.50% to 2.00%. The New Term Loan A requires annual principal payments beginning on September 30, 2014 of $25,000 in 2014, $50,000 in 2015, $62,500 in 2016, $87,500 in 2017 and $100,000 in 2018 with the balance of $675,000 due in 2019. The New Term Loan B bears interest at LIBOR (Floor of 0.75%) plus an interest rate margin of 2.75%. The New Term Loan B requires annual principal payments of $17,500 in 2014 and $35,000 for each year from 2015 through 2020, with the balance of $3,272,500 due in 2021. These New Loans under the New Credit Agreement are guaranteed by certain of the Company’s direct and indirect wholly-owned domestic subsidiaries holding most of the Company’s domestic assets and are secured by substantially all of the Company’s and the guarantors’ assets. The New Credit Agreement contains certain customary affirmative and negative covenants such as various restrictions or limitations on the amount of investments, acquisitions, the payment of dividends and redemptions and the incurrence of other indebtedness. Many of these restrictions and limitations will not apply as long as the Company’s leverage ratio is below 3.50 to 1.00. In addition, the New Credit Agreement places limitations on the amount of tangible net assets of the non-guarantor subsidiaries and also requires compliance with a maximum leverage ratio covenant.

In addition, in June 2014, the Company issued $1,750,000 5 1⁄8% Senior Notes due 2024 (the 5 1⁄8% Senior Notes). The 5 1⁄8% Senior Notes pay interest on January 15 and July 15 of each year beginning January 15, 2015. The 5 1⁄8% Senior Notes are unsecured obligations and will rank equally in right of payment with our existing and future unsecured senior indebtedness. The 5 1⁄8% Senior Notes are guaranteed by each of the Company’s domestic subsidiaries that guarantees the Company’s New Credit Agreement. The Company may redeem up to 35% of the 5 1⁄8% Senior Notes at any time prior to July 15, 2017 at a certain specified price from the proceeds of one or more equity offerings. In addition, the Company may redeem the 5 1⁄8% Senior Notes at any time prior to July 15, 2019 at make whole redemption prices and after such date at certain specified redemption prices.

The Company received total proceeds from these borrowings of $6,250,000, $4,500,000 from the issuance of the New Term Loans and $1,750,000 from the issuance of the 5 1⁄8% Senior Notes. The Company used a portion of the proceeds to pay off the total outstanding principal balances under its then existing Senior Secured Credit Facilities plus accrued interest totaling $5,362,428 and in addition, to purchase pursuant to a cash tender offer $483,093 of the outstanding principal balances of the Company’s $775,000 6 3⁄8% Senior Notes due 2018 (6 3⁄8% Senior Notes) plus accrued interest and cash tender premium totaling $512,386. The total amount paid for the 6 3⁄8% Senior Notes from the cash tender offer was $1,051.25 per 1,000 of principal amount of the 6 3⁄8% Senior Notes, which resulted in the Company paying a cash tender premium of $24,759 for the redemption of this portion of the 6 3⁄8% Senior Notes. The Company also incurred an additional $81,569 in fees, discounts and other professional expenses associated with these transactions.

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

In July 2014, the Company also purchased an additional $188 principal amount of the 6 3⁄8% Senior Notes plus accrued interest totaling $194 pursuant to the cash tender offer at a price of $1,021.25 per 1,000 of principal amount of the 6 3⁄8% Senior Notes, which resulted in the Company paying an additional cash tender premium of $4.

In addition, in July 2014, the Company redeemed the remaining outstanding principal balance of the 6 3⁄8% Senior Notes of $291,719 at a redemption price of $1,047.81 per 1,000 of principal amount of the 6 3⁄8% Senior Notes plus accrued interest and a redemption premium which totaled $309,954. This resulted in an additional redemption premium of $13,947 being recorded as debt refinancing charges.

As a result of these transactions, the Company recorded debt refinancing charges of $97,548 that consist of the cash tender premiums, the redemption premium, the write-off of existing deferred financing costs, the write-off of certain new refinancing costs, other professional fees and losses associated with the termination of several of the Company’s interest rate swap agreements.

In addition, as a result of these transactions, the Company terminated $1,137,500 notional amounts of amortizing swaps and also terminated $600,000 of forward swaps during June 2014, that resulted in the Company recognizing a loss of $3,140, of which $2,972 was previously recorded in other comprehensive income due to the Company’s previously outstanding principal debt being paid-off as described above, and as a result of future forecasted transactions that are no longer probable. The loss is included as a component of the Company’s debt refinancing charges. During the six months ended June 30, 2014, the Company recognized debt expense of $6,137 from these swaps.

The Company has entered into several interest rate swap agreements as a means of hedging its exposure to and volatility from variable-based interest rate changes as part of its overall interest rate risk management strategy. These agreements are not held for trading or speculative purposes and have the economic effect of converting the LIBOR variable component of the Company’s interest rate to a fixed rate. These swap agreements are designated as cash flow hedges, and as a result, hedge-effective gains or losses resulting from changes in the fair values of these swaps are reported in other comprehensive income until such time as the hedged forecasted cash flows occur, at which time the amounts are reclassified into net income. Net amounts paid or received for each specific swap tranche that have settled have been reflected as adjustments to debt expense. In addition, the Company has entered into several interest rate cap agreements that have the economic effect of capping the Company’s maximum exposure to LIBOR variable interest rate changes on specific portions of the Company’s floating rate debt, as described below. Certain cap agreements are also designated as cash flow hedges and, as a result, changes in the fair values of these cap agreements are reported in other comprehensive income. Certain other cap agreements are ineffective cash flow hedges, and as a result, changes in the fair value of these cap agreements are reported in net income. The amortization of the original cap premium is recognized as a component of debt expense on a straight-line basis over the term of the cap agreements. The swap and cap agreements do not contain credit-risk contingent features.

As of June 30, 2014, the Company maintains several interest rate swap agreements that were entered into in March 2013 with amortizing notional amounts of these swap agreements totaling $878,750. These agreements have the economic effect of modifying the LIBOR variable component of the Company’s interest rate on an equivalent amount of the Company’s New Term Loan A to fixed rates ranging from 0.49% to 0.52%, resulting in an overall weighted average effective interest rate of 2.26%, including the New Term Loan A margin of 1.75%. The overall weighted average effective interest rate also includes the effects of $121,250 of unhedged New Term Loan A debt that bears interest at LIBOR plus an interest rate margin of 1.75%. The swap agreements expire on

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

September 30, 2016 and require monthly interest payments. During the six months ended June 30, 2014, the Company recognized debt expense of $1,592 from these swaps. As of June 30, 2014, the total fair value of these swap agreements was a net asset of approximately $849. The Company estimates that approximately $2,696 of existing unrealized pre-tax losses in other comprehensive income at June 30, 2014 will be reclassified into income over the next twelve months.

As of June 30, 2014, the Company maintains several interest rate cap agreements that were entered into in March 2013 with notional amounts totaling $2,735,000 on the Company’s New Term Loan B debt. These agreements have the economic effect of capping the LIBOR variable component of the Company’s interest rate at a maximum of 2.50% on an equivalent amount of the Company’s New Term Loan B. During the six months ended June 30, 2014, the Company recognized debt expense of $1,220 from these caps. The cap agreements expire on September 30, 2016. As of June 30, 2014, the total fair value of these cap agreements was an asset of approximately $2,692. During the six months ended June 30, 2014, the Company recorded a loss of $4,874 in other comprehensive income due to a decrease in the unrealized fair value of these cap agreements.

As of June 30, 2014, the Company also maintains five other interest rate cap agreements with notional amounts totaling $1,250,000. These agreements have the economic effect of capping the LIBOR variable component of our interest rate at a maximum of 4.00% on an equivalent amount of our New Term Loan B debt. However, as a result of the interest rate cap agreements that were entered into in March 2013, as described above, these interest rate cap agreements became ineffective cash flow hedges and as a result any changes in the fair value associated with these interest rate cap agreements will be charged to income. During the six months ended June 30, 2014, the Company recognized debt expense of $1,794 from these caps. The cap agreements expire on September 30, 2014.

The following table summarizes the Company’s derivative instruments as of June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
Derivatives designated as hedging instruments	Balance sheet location	Fair value	Balance sheet location	Fair value
Interest rate swap agreements	Other short-term liabilities	$2,696	Other short-term liabilities	$12,069

Interest rate swap agreements	Other long-term assets	$3,545	Other long-term assets	$10,004

Interest rate cap agreements	Other long-term assets	$2,692	Other long-term assets	$7,567

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

The following table summarizes the effects of the Company’s interest rate swap and cap agreements for the three and six months ended June 30, 2014 and 2013:

	Amount of gains (losses) recognized in OCI on interest rate swap and cap agreements				Location of losses reclassified from accumulated OCI into income	Amount of losses reclassified from accumulated OCI into income
Derivatives designated as cash flow hedges	Three months ended June 30,		Six months ended June 30,			Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013		2014	2013	2014	2013
Interest rate swap agreements	$(5,022)	$13,266	$(7,786)	$12,302	Debt expense (including refinancing charges)	$(6,694)	$(4,159)	$(10,700)	$(7,366)

Interest rate cap agreements	(3,527)	5,858	(4,874)	2,945	Debt expense (including refinancing charges)	(1,507)	(1,507)	(3,014)	(2,404)

Tax benefit (expense)	3,340	(7,439)	4,946	(5,931)		3,204	2,204	5,358	3,801

Total	$(5,209)	$11,685	$(7,714)	$9,316		$(4,997)	$(3,462)	$(8,356)	$(5,969)

As of June 30, 2014, the interest rate on the Company’s New Term Loan B debt is effectively fixed because of an embedded LIBOR floor which is higher than actual LIBOR as of such date and the New Term Loan B is also subject to interest rate caps if LIBOR should rise above 2.50%. See above for further details. Interest rates on the Company’s senior notes are fixed by their terms. The LIBOR variable component of the Company’s interest rate on a majority of the Company’s New Term Loan A is economically fixed as a result of interest rate swaps.

As a result of embedded LIBOR floors on the New Term Loan B debt agreement and the swap and cap agreements, the Company’s overall weighted average effective interest rate on the Senior Secured Credit Facilities was 3.51%, based upon the current margins in effect of 1.75% for the New Term Loan A and 2.75% for the New Term Loan B, as of June 30, 2014.

The Company’s overall weighted average effective interest rate during the second quarter of 2014 was 4.85% and as of June 30, 2014 was 4.56%.

As of June 30, 2014, the Company had undrawn revolving credit facilities totaling $1,000,000 of which approximately $83,000 was committed for outstanding letters of credit. In addition, HCP has an outstanding letter of credit of approximately $1,000 that is secured by a certificate of deposit.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

Inquiries by the Federal Government and Certain Related Civil Proceedings

Vainer Private Civil Suit: In December 2008, the Company received a subpoena for documents from the Office of Inspector General (OIG) for the U.S. Department of Health and Human Services (HHS) relating to the pharmaceutical products Zemplar, Hectorol, Venofer, Ferrlecit and erythropoietin (EPO), as well as other related matters. The subpoena covered the period from January 2003 to December 2008. The Company has been in contact with the U.S. Attorney’s Office for the Northern District of Georgia and the U.S. Department of Justice in Washington, DC since November 2008 relating to this matter, and has been advised that this was a civil inquiry. On June 17, 2009, the Company learned that the allegations underlying this inquiry were made as part of a civil complaint filed by individuals and brought pursuant to the qui tam provisions of the federal False Claims Act. On April 1, 2011, the U.S. District Court for the Northern District of Georgia ordered the case to be unsealed. At that time, the Department of Justice and U.S. Attorney’s Office filed a notice of declination stating that the federal government would not be intervening and not pursuing the relators’ allegation in litigation. On July 25, 2011, the relators, Daniel Barbir and Dr. Alon Vainer, filed their amended complaint in the U.S. District Court for the Northern District of Georgia, purportedly on behalf of the federal government. The allegations in the complaint relate to the Company’s drug administration practices for the Company’s dialysis operations for Vitamin D and iron agents for a period from 2003 through 2010. The complaint seeks monetary damages and civil penalties as well as costs and expenses. The Company is vigorously defending this matter and intends to continue to do so. The Company can make no assurances as to the time or resources that will be needed to devote to this litigation or its final outcome.

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

In re DaVita HealthCare Partners Inc. Derivative Litigation: On January 7, 2014, the U.S. District Court for the District of Colorado consolidated the two previously disclosed shareholder derivative lawsuits: the Haverhill Retirement System action filed on May 17, 2013 and the Clark Shareholder action filed on August 7, 2012. The court appointed Haverhill lead plaintiff. The complaints filed against the directors of the Company and against the Company, as nominal defendant allege, among other things, that our directors breached fiduciary duties to the Company relating to the 2010 and 2011 U.S. Attorney Physician Relationship Investigations described above, the Vainer qui tam private civil suit described above and the Woodard qui tam private civil suit for which the Company previously announced a settlement in July 2012. At this time, the Company cannot predict the ultimate outcome of these matters or the potential range of damages, if any.

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

A wage and hour claim, which has been styled as a class action, is pending against the Company in the Superior Court of California. The Company was served with the complaint in this lawsuit in April 2008, and it has been amended since that time. The complaint, as amended, alleges that the Company failed to provide meal periods, failed to pay compensation in lieu of providing rest or meal periods, failed to pay overtime, and failed to comply with certain other California Labor Code requirements. In September 2011, the court denied the plaintiffs’ motion for class certification. Plaintiffs appealed that decision. In January 2013, the Court of Appeals affirmed the trial court’s decision on some claims, but remanded the case to the trial court for clarification of its decision on one of the claims. The Company reached an agreement with the plaintiffs to settle the claim that was remanded to the trial court, and that settlement has been finalized. The amount of the settlement is not material to the Company’s consolidated financial statements. The Company intends to continue to vigorously defend against the remaining claims. Any potential settlement of the remaining claims is not anticipated to be material to the Company’s consolidated financial statements.

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

10. Noncontrolling interests subject to put provisions and other commitments

The Company has potential obligations to purchase the noncontrolling interests held by third parties in several of its majority-owned joint ventures, non-owned and minority-owned entities. These obligations are in the form of put provisions and are exercisable at the third-party owners’ discretion within specified periods as outlined in each specific put provision. If these put provisions were exercised, the Company would be required to purchase the third-party owners’ noncontrolling interests at either the appraised fair market value or a predetermined multiple of earnings or cash flow attributable to the noncontrolling interests put to the Company, which is intended to approximate fair value. The methodology the Company uses to estimate the fair values of noncontrolling interests subject to put provisions assumes the higher of either a liquidation value of net assets or an average multiple of earnings, based on historical earnings, patient mix and other performance indicators that can affect future results, as well as other factors. The estimated fair values of the noncontrolling interests subject to put provisions is a critical accounting estimate that involves significant judgments and assumptions and may not be indicative of the actual values at which the noncontrolling interest may ultimately be settled, which could vary significantly from the Company’s current estimates. The estimated fair values of noncontrolling interest subject to put provisions can fluctuate and the implicit multiple of earnings at which these noncontrolling interests obligations may be settled will vary significantly depending upon market conditions including potential purchasers’ access to the capital markets, which can impact the level of competition for dialysis and non-dialysis related businesses, the economic performance of these businesses and the restricted marketability of the third-party owners’ noncontrolling interests. The amount of noncontrolling interests subject to put provisions that employ a contractually predetermined multiple of earnings rather than fair value are immaterial.

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

11. Long-term incentive compensation

Long-term incentive program (LTIP) compensation includes both stock-based awards (principally stock-settled stock appreciation rights, restricted stock units and performance stock units) as well as long-term performance-based cash awards. Long-term incentive compensation expense, which was primarily general and administrative in nature, was attributed to the dialysis and related lab services business, the HCP business, corporate support costs, and the ancillary services and strategic initiatives.

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

During the six months ended June 30, 2014, the Company granted 1,248 stock-settled stock appreciation rights with an aggregate grant-date fair value of $19,997 and a weighted-average expected life of approximately 4.2 years, and also granted 316 stock units with an aggregate grant-date fair value of $22,809 and a weighted-average expected life of approximately 3.4 years.

For the six months ended June 30, 2014 and 2013, the Company recognized $52,960 and $38,773, respectively, in total LTIP expense, of which $29,699 and $32,266, respectively, was stock-based compensation expense for stock appreciation rights, stock units and discounted employee stock plan purchases, which are primarily included in general and administrative expenses. The estimated tax benefits recorded for stock-based compensation through June 30, 2014 and 2013 was $10,997 and $12,171, respectively. As of June 30, 2014, there was $162,351 of total estimated unrecognized compensation cost for outstanding LTIP awards, including $99,331 related to stock-based compensation arrangements under the Company’s equity compensation and stock purchase plans. The Company expects to recognize the performance-based cash component of these LTIP costs over a weighted average remaining period of 1.1 years and the stock-based component of these LTIP costs over a weighted average remaining period of 1.4 years.

For the six months ended June 30, 2014 and 2013, the Company received $42,110 and $36,524, respectively, in actual tax benefits upon the exercise of stock awards.

12. Comprehensive income

	For the three months ended June 30, 2014				For the six months ended June 30, 2014
	Interest rate swap and cap agreements	Investment securities	Foreign currency translation adjustments	Accumulated other comprehensive income (loss)	Interest rate swap and cap agreements	Investment securities	Foreign currency translation adjustments	Accumulated other comprehensive income (loss)
Beginning balance	$(1,490)	$3,244	$(3,393)	$(1,639)	$(2,344)	$3,120	$(3,421)	$(2,645)

Unrealized (losses) gains	(8,549)	875	1,939	(5,736)	(12,660)	1,405	1,967	(9,289)
Related income tax benefit (expense)	3,340	(297)	—	3,044	4,946	(496)	—	4,451

	(5,209)	578	1,939	(2,692)	(7,714)	909	1,967	(4,838)

Reclassification from accumulated other comprehensive income into net income	8,201	—	—	8,201	13,714	(340)	—	13,374
Related tax	(3,204)	—	—	(3,204)	(5,358)	133	—	(5,225)

	4,997	—	—	4,997	8,356	(207)	—	8,149

Ending balance	$(1,702)	$3,822	$(1,454)	$666	$(1,702)	$3,822	$(1,454)	$666

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

	For the three months ended June 30, 2013				For the six months ended June 30, 2013
	Interest rate swap and cap agreements	Investment securities	Foreign currency translation adjustments	Accumulated other comprehensive income (loss)	Interest rate swap and cap agreements	Investment securities	Foreign currency translation adjustments	Accumulated other comprehensive income (loss)
Beginning balance	$(15,264)	$1,834	$(3,311)	$(16,741)	$(15,402)	$1,310	$(1,205)	$(15,297)

Unrealized gains (losses)	19,124	166	(1,841)	17,449	15,247	1,178	(3,947)	12,478
Related income tax (expense) benefit	(7,439)	(65)	—	(7,504)	(5,931)	(459)	—	(6,390)

	11,685	101	(1,841)	9,945	9,316	719	(3,947)	6,088

Reclassification from accumulated other comprehensive income into net income	5,666	—	—	5,666	9,770	(155)	—	9,615
Related tax	(2,204)	—	—	(2,204)	(3,801)	61	—	(3,740)

	3,462	—	—	3,462	5,969	(94)	—	5,875

Ending balance	$(117)	$1,935	$(5,152)	$(3,334)	$(117)	$1,935	$(5,152)	$(3,334)

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

13. Acquisitions

During the first six months of 2014, the Company acquired dialysis businesses and other businesses consisting of one dialysis center located in the U.S., three dialysis centers located outside the U.S. and other medical businesses for a total of $98,442 in net cash and deferred purchase price obligations totaling $14,156. The assets and liabilities for all acquisitions were recorded at their estimated fair values at the dates of the acquisitions and are included in the Company’s condensed consolidated financial statements and operating results from the designated effective dates of the acquisitions. Certain income tax amounts are pending final evaluation and quantification of any pre-acquisition tax contingencies. In addition, valuation of medical claims reserves and certain other working capital items relating to several of these acquisitions are pending final quantification.

The following table summarizes the assets acquired and liabilities assumed in these transactions and recognized at their acquisition dates at estimated fair values:

Six months ended June 30, 2014
Tangible assets, principally leasehold improvements and equipment, net of cash	$858
Amortizable intangible and other long-term assets	69,366
Goodwill	42,374

Aggregate purchase price	$112,598

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

Amortizable intangible assets acquired during the first six months of 2014 had weighted-average estimated useful lives of 9.9 years. The total amount of goodwill deductible for tax purposes associated with these acquisitions was approximately $27,789.

Contingent earn-out obligations

The Company has several contingent earn-out obligations associated with acquisitions that could result in the Company paying the former shareholders of those acquired companies a total of up to $136,300 or a portion of that amount if certain EBITDA performance targets and quality margins are met over the next two years, if certain percentages of operating income are met over the next three years or if certain percentages of other annual EBITDA targets are met. As of June 30, 2014, the Company has estimated the fair value of these contingent earn-out obligations to be $38,335.

Contingent earn-out obligations will be remeasured to fair value at each reporting date until the contingencies are resolved with changes in the liability due to the re-measurement recorded in earnings. See Note 15 to the condensed consolidated financial statements for further details. Of the total contingent earn-out obligations of $38,335 recognized at June 30, 2014, a total of $13,682 is included in other liabilities and the remaining $24,653 is included in other long-term liabilities in the Company’s condensed consolidated balance sheet.

The following is a reconciliation of changes in the contingent earn-out obligations for the six months ended June 30, 2014:

Beginning balance, January 1, 2014	$28,058
Contingent earn-out obligations associated with acquisitions	13,772
Remeasurement of fair value for other contingent earn-outs	(1,969)
Payments of contingent earn-outs	(1,526)

$38,335

14. Variable interest entities

The Company relies on the operating activities of certain entities that it does not directly own or control, but over which it has indirect influence and of which it is considered the primary beneficiary. These entities are subject to the consolidation guidance applicable to variable interest entities (VIEs).

Under U.S. generally accepted accounting principles (GAAP), VIEs typically include (i) those for which the entity’s equity is not sufficient to finance its activities without additional subordinated financial support; (ii) those for which the equity holders as a group lack the power to direct the activities that most significantly influence the entity’s economic performance, the obligation to absorb the entity’s expected losses, or the right to receive the entity’s expected returns; or (iii) those for which the voting rights of some investors are not proportional to their obligations to absorb the entity’s losses.

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

The analyses upon which these consolidation determinations rest are complex, involve uncertainties, and require significant judgment on various matters, some of which could be subject to different interpretations. At June 30, 2014, these condensed consolidated financial statements include total assets of VIEs of $515,618 and total liabilities and noncontrolling interests of VIEs to third parties of $307,133.

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

The following table summarizes the Company’s assets, liabilities and temporary equity measured at fair value on a recurring basis as of June 30, 2014:

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Available-for-sale securities	$25,685	$25,685	$—	$—

Interest rate cap agreements	$2,692	$—	$2,692	$—

Interest rate swap agreements	$3,545	$—	$3,545	$—

Funds on deposit with third parties	$72,575	$72,575	$—	$—

Liabilities
Contingent earn-out obligations	$38,335	$—	$—	$38,335

Interest rate swap agreements	$2,696	$—	$2,696	$—

Temporary equity
Noncontrolling interests subject to put provisions	$760,242	$—	$—	$760,242

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

Other financial instruments consist primarily of cash, accounts receivable, accounts payable, other accrued liabilities and debt. The balances of the non-debt financial instruments are presented in the consolidated financial statements at June 30, 2014 at their approximate fair values due to the short-term nature of their settlements. The carrying balance of the Company’s Senior Secured Credit Facilities totaled $4,482,500 as of June 30, 2014, and the fair value was approximately $4,526,300 based upon quoted market prices. The fair value of the Company’s senior notes was approximately $4,229,200 at June 30, 2014 based upon quoted market prices, as compared to the carrying amount of $4,066,907.

16. Segment reporting

The Company operates two major divisions, Kidney Care and HCP. The Kidney Care division is comprised of the Company’s U.S. dialysis and related lab services business and various other ancillary services and strategic initiatives, including its international dialysis operations. The HCP division is comprised of the Company’s HealthCare Partners integrated healthcare business.

As of June 30, 2014, the Company’s ancillary services and strategic initiatives consisted primarily of pharmacy services, disease management services, vascular access services, ESRD clinical research programs, physician services, direct primary care and the Company’s international dialysis operations.

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

The Company’s operating segments have been defined based on the separate financial information that is regularly produced and reviewed by the Company’s chief operating decision maker in making decisions about allocating resources to and assessing the financial results of the Company’s different business units. The chief operating decision maker for the Company is its Chief Executive Officer.

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

The Company’s operating segment financial information included in this report is prepared on the internal management reporting basis that the chief operating decision maker uses to allocate resources and assess the financial results of the operating segments. For internal management reporting, segment operations include direct segment operating expenses but exclude corporate support expenses, which consist primarily of indirect labor, benefits and long-term incentive based compensation of certain departments which provide support to all of the Company’s different operating lines of business. Corporate support expenses in the second quarter of 2014 have been reduced by internal management fees paid by the Company’s ancillary lines of businesses.

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

The following is a summary of segment net revenues, segment operating margin (loss), and a reconciliation of segment operating margin to consolidated income from continuing operations before income taxes:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Segment net revenues:
U.S. dialysis and related lab services
Patient service revenues:
External sources	$2,096,605	$1,980,267	$4,125,349	$3,889,050
Intersegment revenues	9,084	8,158	16,916	15,669

Total dialysis and related lab services revenues	2,105,689	1,988,425	4,142,265	3,904,719
Less: Provision for uncollectible accounts	(84,227)	(69,585)	(165,690)	(136,656)

Net dialysis and related lab services patient service revenues	2,021,462	1,918,840	3,976,575	3,768,063
Other revenues(1)	3,579	3,424	6,732	6,319

Total net dialysis and related lab services revenues	2,025,041	1,922,264	3,983,307	3,774,382

HCP
HCP revenues:
Capitated revenues	783,182	692,357	1,554,724	1,438,428
Net patient service revenues	58,076	49,433	114,297	103,035
Other revenues(2)	46,029	19,216	58,553	23,302
Intersegment capitated and other revenues	204	—	357	—

Total revenues	887,491	761,006	1,727,931	1,564,765

Other—Ancillary services and strategic initiatives
Net patient service revenues—U.S.	4,709	3,050	8,862	6,490
Net patient service revenues—International	24,035	13,294	47,281	24,357
Capitated revenues	16,187	17,717	32,210	34,261
Other external sources—U.S.	222,716	160,988	429,671	309,745
Other external sources—International	1,598	1,512	3,276	2,924
Intersegment revenues	4,474	3,397	9,293	6,176

Total ancillary services and strategic initiatives revenues	273,719	199,958	530,593	383,953

Total net segment revenues	3,186,251	2,883,228	6,241,831	5,723,100
Elimination of intersegment revenues	(13,762)	(11,555)	(26,566)	(21,845)

Consolidated net revenues	$3,172,489	$2,871,673	$6,215,265	$5,701,255

Segment operating margin (loss):
U.S. dialysis and related lab services	$407,948	$401,415	$794,648	$486,228
HCP	82,048	81,382	136,002	189,466
Other—Ancillary services and strategic initiatives	(1,920)	(6,791)	(243)	(21,392)

Total segment margin	488,076	476,006	930,407	654,302
Reconciliation of segment operating margin to consolidated income from continuing operations before income taxes:
Contingent earn-out obligation adjustment	—	56,977	—	56,977
Corporate support expenses	(3,781)	(10,963)	(4,887)	(22,398)

Consolidated operating income	484,295	522,020	925,520	688,881
Debt expense	(106,132)	(108,096)	(212,467)	(213,913)
Debt refinancing charges	(97,548)	—	(97,548)	—
Other income (loss)	1,693	(1,374)	3,391	(776)

Consolidated income from continuing operations before income taxes	$282,308	$412,550	$618,896	$474,192

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

(1)	Includes management fees for providing management and administrative services to dialysis centers that are wholly-owned by third parties or centers in which the Company owns a minority equity investment.
(2)	Includes payments received for medical consulting services and management fees for providing management and administrative services to an unconsolidated joint venture that provides medical services in which the Company owns a 50% interest, as well as revenue related to the maintenance of existing physician networks.

For the three months ended June 30, 2014, depreciation and amortization expense for the U.S. dialysis and related lab services, HCP and the ancillary services and strategic initiatives was $99,163, $42,260 and $4,484, respectively.

For the six months ended June 30, 2014, depreciation and amortization expense for the U.S. dialysis and related lab services, HCP and the ancillary services and strategic initiatives was $195,606, $83,997 and $8,883, respectively.

For the three months ended June 30, 2013, depreciation and amortization expense for the U.S. dialysis and related lab services, HCP and the ancillary services and strategic initiatives was $88,588, $38,590 and $3,411, respectively.

For the six months ended June 30, 2013, depreciation and amortization expense for the U.S. dialysis and related lab services, HCP and the ancillary services and strategic initiatives was $173,540, $76,607 and $6,351, respectively.

Summary of assets by segment is as follows:

	June 30, 2014	December 31, 2013
Segment assets
U.S. dialysis and related lab services	$10,876,860	$10,248,993
HCP	6,369,644	6,265,767
Other—Ancillary services and strategic initiatives	679,067	584,117

Consolidated assets	$17,925,571	$17,098,877

For the three and six months ended June 30, 2014, the total amount of expenditures for property and equipment, excluding capital leases was $136,660 and $249,869, respectively, for the U.S. dialysis and related lab services, was $5,777 and $10,279, respectively, for HCP and was $9,594 and $18,445, respectively, for the ancillary services and strategic initiatives.

For the three and six months ended June 30, 2013, the total amount of expenditures for property and equipment, excluding capital leases was $128,699 and $230,775, respectively, for the U.S. dialysis and related lab services, and was $7,840 and $14,379, respectively, for HCP and was $5,133 and $13,242, respectively, for the ancillary services and strategic initiatives.

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

17. Changes in DaVita HealthCare Partners Inc.’s ownership interest in consolidated subsidiaries

The effects of changes in DaVita HealthCare Partners Inc.’s ownership interest on the Company’s equity are as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net income attributable to DaVita HealthCare Partners Inc.	$147,683	$254,376	$330,972	$284,540

(Decrease) increase in paid-in capital for sales of noncontrolling interests	(66)	(78)	15	(887)
Increase (decrease) in paid-in capital for the purchase of noncontrolling interests and adjustments to ownership interest	1,247	(474)	1,457	(474)

Net transfers to noncontrolling interests	1,181	(552)	1,472	(1,361)

Change from net income attributable to DaVita HealthCare Partners Inc. and transfers to noncontrolling interests	$148,864	$253,824	$332,444	$283,179

18. New accounting standards

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in the ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. It also addresses sources of confusion and inconsistent application related to financial reporting of discontinued operations guidance in U.S. GAAP. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. This disclosure will provide users with information about the ongoing trends in a reporting organization’s results from continuing operations. The amendments in this ASU enhance convergence between U.S. GAAP and International Financial Reporting Standards (IFRS). Part of the new definition of discontinued operation is based on elements of the definition of discontinued operations in IFRS 5, Non-Current Assets Held for Sale and Discontinued Operations. The amendments in the ASU are effective in the first quarter of 2015 for public organizations with calendar year ends. Early adoption is permitted. The adoption of this standard will not have a material impact on the Company’s condensed consolidated financial statements.

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

Condensed Consolidating Statements of Income

For the three months ended June 30, 2014	DaVita HealthCare Partners Inc.	Guarantor subsidiaries	Non-Guarantor subsidiaries	Consolidating adjustments	Consolidated total
Patient service revenues	$—	$1,517,268	$668,312	$1,669	$2,187,249
Less: Provision for uncollectible accounts	—	(57,281)	(30,771)	—	(88,052)

Net patient service revenues	—	1,459,987	637,541	1,669	2,099,197
Capitated revenues	—	414,366	385,030	(27)	799,369
Other revenues	181,199	424,755	35,712	(367,743)	273,923

Total net revenues	181,199	2,299,108	1,058,283	(366,101)	3,172,489
Operating expenses	122,815	2,033,828	897,652	(366,101)	2,688,194

Operating income	58,384	265,280	160,631	—	484,295
Debt expense, including debt refinancing charges	(202,258)	(94,169)	(10,180)	102,927	(203,680)
Other income (expense)	99,532	4,166	922	(102,927)	1,693
Income tax (benefit) expense	(17,958)	111,415	7,430	—	100,887
Equity earnings in subsidiaries	174,067	110,205	—	(284,272)	—

Net income	147,683	174,067	143,943	(284,272)	181,421
Less: Net income attributable to noncontrolling interests	—	—	—	(33,738)	(33,738)

Net income attributable to DaVita HealthCare Partners Inc.	$147,683	$174,067	$143,943	$(318,010)	$147,683

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

For the three months ended June 30, 2013	DaVita HealthCare Partners Inc.	Guarantor subsidiaries	Non-Guarantor subsidiaries	Consolidating adjustments	Consolidated total
Patient service revenues	$—	$1,476,135	$581,208	$(8,692)	$2,048,651
Less: Provision for uncollectible accounts	—	(37,218)	(34,973)	—	(72,191)

Net patient service revenues	—	1,438,917	546,235	(8,692)	1,976,460
Capitated revenues	—	337,312	374,451	(1,689)	710,074
Other revenues	166,650	374,577	21,183	(377,271)	185,139

Total net revenues	166,650	2,150,806	941,869	(387,652)	2,871,673
Operating expenses	71,881	1,827,141	838,283	(387,652)	2,349,653

Operating income	94,769	323,665	103,586	—	522,020
Debt expense	(107,337)	(95,600)	(11,247)	106,088	(108,096)
Other income (expense)	100,947	3,714	53	(106,088)	(1,374)
Income tax expense	29,458	97,729	2,005	—	129,192
Equity earnings in subsidiaries	195,455	61,405	—	(256,860)	—

Net income	254,376	195,455	90,387	(256,860)	283,358
Less: Net income attributable to noncontrolling interests	—	—	—	(28,982)	(28,982)

Net income attributable to DaVita HealthCare Partners Inc.	$254,376	$195,455	$90,387	$(285,842)	$254,376

For the six months ended June 30, 2014	DaVita HealthCare Partners Inc.	Guarantor subsidiaries	Non-Guarantor subsidiaries	Consolidating adjustments	Consolidated total
Patient service revenues	$—	$3,030,545	$1,267,669	$3,133	$4,301,347
Less: Provision for uncollectible accounts	—	(107,160)	(64,089)	—	(171,249)

Net patient service revenues	—	2,923,385	1,203,580	3,133	4,130,098
Capitated revenues	—	818,913	768,428	(407)	1,586,934
Other revenues	344,242	818,310	68,003	(732,322)	498,233

Total net revenues	344,242	4,560,608	2,040,011	(729,596)	6,215,265
Operating expenses	235,112	4,014,282	1,769,947	(729,596)	5,289,745

Operating income	109,130	546,326	270,064	—	925,520
Debt expense, including debt refinancing charges	(307,541)	(188,806)	(19,932)	206,264	(310,015)
Other income (expense)	199,475	8,935	1,245	(206,264)	3,391
Income tax expense	431	215,546	9,761	—	225,738
Equity earnings in subsidiaries	330,339	179,430	—	(509,769)	—

Net income	330,972	330,339	241,616	(509,769)	393,158
Less: Net income attributable to noncontrolling interests	—	—	—	(62,186)	(62,186)

Net income attributable to DaVita HealthCare Partners Inc.	$330,972	$330,339	$241,616	$(571,955)	$330,972

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

For the six months ended June 30, 2013	DaVita HealthCare Partners Inc.	Guarantor subsidiaries	Non-Guarantor subsidiaries	Consolidating adjustments	Consolidated total
Patient service revenues	$—	$2,928,355	$1,117,866	$(17,697)	$4,028,524
Less: Provision for uncollectible accounts	—	(101,075)	(41,173)	—	(142,248)

Net patient service revenues	—	2,827,280	1,076,693	(17,697)	3,886,276
Capitated revenues	—	697,336	778,126	(2,773)	1,472,689
Other revenues	302,025	733,034	38,840	(731,609)	342,290

Total net revenues	302,025	4,257,650	1,893,659	(752,079)	5,701,255
Operating expenses	192,385	3,908,364	1,663,704	(752,079)	5,012,374

Operating income	109,640	349,286	229,955	—	688,881
Debt expense	(212,668)	(190,315)	(21,970)	211,040	(213,913)
Other income (expense)	201,168	9,681	(585)	(211,040)	(776)
Income tax expense	34,055	94,517	15,764	—	144,336
Equity earnings in subsidiaries	220,455	127,482	—	(347,937)	—

Income from continuing operations	284,540	201,617	191,636	(347,937)	329,856
Discontinued operations	—	—	13,236	—	13,236

Net income	284,540	201,617	204,872	(347,937)	343,092
Less: Net income attributable to noncontrolling interests	—	—	—	(58,552)	(58,552)

Net income attributable to DaVita HealthCare Partners Inc.	$284,540	$201,617	$204,872	$(406,489)	$284,540

Condensed Consolidating Statements of Comprehensive Income

For the three months ended June 30, 2014	DaVita HealthCare Partners Inc.	Guarantor subsidiaries	Non-Guarantor subsidiaries	Consolidating adjustments	Consolidated total
Net income	$147,683	$174,067	$143,943	$(284,272)	$181,421
Other comprehensive income	2,305	—	—	—	2,305

Total comprehensive income	149,988	174,067	143,943	(284,272)	183,726
Less: comprehensive income attributable to the noncontrolling interests	—	—	—	(33,738)	(33,738)

Comprehensive income attributable to DaVita HealthCare Partners Inc.	$149,988	$174,067	$143,943	$(318,010)	$149,988

For the three months ended June 30, 2013
Net income	$254,376	$195,455	$90,387	$(256,860)	$283,358
Other comprehensive income	13,407	—	—	—	13,407

Total comprehensive income	267,783	195,455	90,387	(256,860)	296,765
Less: comprehensive income attributable to the noncontrolling interests	—	—	—	(28,982)	(28,982)

Comprehensive income attributable to DaVita HealthCare Partners Inc.	$267,783	$195,455	$90,387	$(285,842)	$267,783

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

For the six months ended June 30, 2014	DaVita HealthCare Partners Inc.	Guarantor subsidiaries	Non-Guarantor subsidiaries	Consolidating adjustments	Consolidated total
Net income	$330,972	$330,339	$241,616	$(509,769)	$393,158
Other comprehensive income	3,311	—	—	—	3,311

Total comprehensive income	334,283	330,339	241,616	(509,769)	396,469
Less: comprehensive income attributable to the noncontrolling interests	—	—	—	(62,186)	(62,186)

Comprehensive income attributable to DaVita HealthCare Partners Inc.	$334,283	$330,339	$241,616	$(571,955)	$334,283

For the six months ended June 30, 2013
Net income	$284,540	$201,617	$204,872	$(347,937)	$343,092
Other comprehensive income	11,963	—	—	—	11,963

Total comprehensive income	296,503	201,617	204,872	(347,937)	355,055
Less: comprehensive income attributable to the noncontrolling interests	—	—	—	(58,552)	(58,552)

Comprehensive income attributable to DaVita HealthCare Partners Inc.	$296,503	$201,617	$204,872	$(406,489)	$296,503

Condensed Consolidating Balance Sheets

As of June 30, 2014	DaVita HealthCare Partners Inc.	Guarantor subsidiaries	Non-Guarantor subsidiaries	Consolidating adjustments	Consolidated total
Cash and cash equivalents	$1,081,021	$137,229	$202,723	$—	$1,420,973
Accounts receivable, net	—	953,474	596,778	—	1,550,252
Other current assets	83,242	971,776	135,004	—	1,190,022

Total current assets	1,164,263	2,062,479	934,505	—	4,161,247
Property and equipment, net	187,939	1,394,182	708,723	—	2,290,844
Amortizable intangibles, net	92,421	1,867,978	62,476	—	2,022,875
Investments in subsidiaries	8,784,145	1,589,418	—	(10,373,563)	—
Intercompany receivables	3,645,401	—	545,592	(4,190,993)	—
Other long-term assets and investments	59,487	62,812	74,263	—	196,562
Goodwill	—	7,875,336	1,378,707	—	9,254,043

Total assets	$13,933,656	$14,852,205	$3,704,266	$(14,564,556)	$17,925,571
Current liabilities	496,066	1,744,652	367,430	—	2,608,148
Intercompany payables	—	3,115,717	1,075,276	(4,190,993)	—
Long-term debt and other long-term liabilities	8,157,874	1,207,691	234,791	—	9,600,356
Noncontrolling interests subject to put provisions	493,945	—	—	266,297	760,242
Total DaVita HealthCare Partners Inc. shareholders’ equity	4,785,771	8,784,145	1,589,418	(10,373,563)	4,785,771
Noncontrolling interests not subject to put provisions	—	—	437,351	(266,297)	171,054

Total equity	4,785,771	8,784,145	2,026,769	(10,639,860)	4,956,825

Total liabilities and equity	$13,933,656	$14,852,205	$3,704,266	$(14,564,556)	$17,925,571

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

As of December 31, 2013	DaVita HealthCare Partners Inc.	Guarantor subsidiaries	Non-Guarantor subsidiaries	Consolidating adjustments	Consolidated total
Cash and cash equivalents	$602,188	$175,004	$169,057	$—	$946,249
Accounts receivable, net	—	939,543	545,620	—	1,485,163
Other current assets	27,910	908,010	104,946	—	1,040,866

Total current assets	630,098	2,022,557	819,623	—	3,472,278
Property and equipment, net	177,633	1,377,924	633,854	—	2,189,411
Amortizable intangibles, net	77,531	1,882,685	64,157	—	2,024,373
Investments in subsidiaries	8,231,059	1,389,558	—	(9,620,617)	—
Intercompany receivables	3,983,214	—	480,993	(4,464,207)	—
Other long-term assets and investments	61,391	67,402	71,048	—	199,841
Goodwill	—	7,837,421	1,375,553	—	9,212,974

Total assets	$13,160,926	$14,577,547	$3,445,228	$(14,084,824)	$17,098,877

Current liabilities	$328,875	$1,774,634	$358,540	$—	$2,462,049
Intercompany payables	—	3,421,198	1,043,009	(4,464,207)	—
Long-term debt and other long-term liabilities	7,948,390	1,150,656	234,941	—	9,333,987
Noncontrolling interests subject to put provisions	451,182	—	—	246,118	697,300
Total DaVita HealthCare Partners Inc. shareholders’ equity	4,432,479	8,231,059	1,389,558	(9,620,617)	4,432,479
Noncontrolling interests not subject to put provisions	—	—	419,180	(246,118)	173,062

Total equity	4,432,479	8,231,059	1,808,738	(9,866,735)	4,605,541

Total liabilities and equity	$13,160,926	$14,577,547	$3,445,228	$(14,084,824)	$17,098,877

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

Condensed Consolidating Statements of Cash Flows

For the six months ended June 30, 2014	DaVita HealthCare Partners Inc.	Guarantor subsidiaries	Non-Guarantor subsidiaries	Consolidating adjustments	Consolidated total
Cash flows from operating activities:
Net income	$330,972	$330,339	$241,616	$(509,769)	$393,158
Changes in operating assets and liabilities and non-cash items included in net income	(191,299)	7,007	(37,137)	509,769	288,340

Net cash provided by operating activities	139,673	337,346	204,479	—	681,498

Cash flows from investing activities:
Additions of property and equipment, net	(25,377)	(123,519)	(129,697)	—	(278,593)
Acquisitions	—	(97,057)	(1,385)	—	(98,442)
Proceeds from asset and business sales	—	215	—	—	215
Purchases/proceeds from investment sales and other items	(58,496)	(5,263)	(2,276)	—	(66,035)

Net cash used in investing activities	(83,873)	(225,624)	(133,358)	—	(442,855)

Cash flows from financing activities:
Long-term debt and related financing costs, net	353,406	(7,158)	2,188	—	348,436
Intercompany borrowing	139,052	(137,529)	(1,523)	—	—
Other items	(69,425)	(4,810)	(37,553)	—	(111,788)

Net cash provided by (used in) financing activities	423,033	(149,497)	(36,888)	—	236,648

Effect of exchange rate changes on cash	—	—	(567)	—	(567)

Net increase (decrease) in cash and cash equivalents	478,833	(37,775)	33,666	—	474,724
Cash and cash equivalents at beginning of period	602,188	175,004	169,057	—	946,249

Cash and cash equivalents at end of period	$1,081,021	$137,229	$202,723	$—	$1,420,973

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

For the six months ended June 30, 2013	DaVita HealthCare Partners Inc.	Guarantor subsidiaries	Non-Guarantor subsidiaries	Consolidating adjustments	Consolidated total
Cash flows from operating activities:
Net income	$284,540	$201,617	$204,872	$(347,937)	$343,092
Changes in operating assets and liabilities and non-cash items included in net income	(271,776)	288,254	(21,481)	347,937	342,934

Net cash provided by operating activities	12,764	489,871	183,391	—	686,026

Cash flows from investing activities:
Additions of property and equipment, net	(24,213)	(131,671)	(102,512)	—	(258,396)
Acquisitions	—	(119,818)	(32,294)	—	(152,112)
Proceeds from asset sales	60,650	3,713	—	—	64,363
Purchases of investments and other items	(2,201)	359	100	—	(1,742)

Net cash provided by (used in) investing activities	34,236	(247,417)	(134,706)	—	(347,887)

Cash flows from financing activities:
Long-term debt and related financing costs, net	(238,400)	(5,496)	(7,472)	—	(251,368)
Intercompany borrowing	250,330	(284,739)	34,409	—	—
Other items	37,264	5,429	(45,074)	—	(2,381)

Net cash provided by (used in) financing activities	49,194	(284,806)	(18,137)	—	(253,749)

Effect of exchange rate changes on cash	—	—	(234)	—	(234)

Net increase (decrease) in cash and cash equivalents	96,194	(42,352)	30,314	—	84,156
Cash and cash equivalents at beginning of period	195,037	166,107	172,604	—	533,748

Cash and cash equivalents at end of period	$291,231	$123,755	$202,918	$—	$617,904

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

20. Supplemental data

The following information is presented as supplemental data as required by the indentures governing our senior notes.

Condensed Consolidating Statements of Income

For the three months ended June 30, 2014	Consolidated Total	Physician Groups	Unrestricted Subsidiaries	Company and Restricted Subsidiaries(1)
Patient service operating revenues	$2,187,249	$29,361	$—	$2,157,888
Less: Provision for uncollectible accounts	(88,052)	(1,979)	—	(86,073)

Net patient service operating revenues	2,099,197	27,382	—	2,071,815
Capitated revenues	799,369	368,551	—	430,818
Other revenues	273,923	2,313	—	271,610

Total net operating revenues	3,172,489	398,246	—	2,774,243
Operating expenses	2,688,194	386,281	(16)	2,301,929

Operating income	484,295	11,965	16	472,314
Debt expense, including refinancing charges	(203,680)	(3,423)	—	(200,257)
Other income	1,693	25	—	1,668
Income tax expense	100,887	2,712	7	98,168

Net income	181,421	5,855	9	175,557
Minority interests	(33,738)	—	—	(33,738)

Net income attributable to DaVita HealthCare Partners Inc.	$147,683	$5,855	$9	$141,819

For the six months ended June 30, 2014	Consolidated Total	Physician Groups	Unrestricted Subsidiaries	Company and Restricted Subsidiaries(1)
Patient service operating revenues	$4,301,347	$60,500	$—	$4,240,847
Less: Provision for uncollectible accounts	(171,249)	(2,589)	—	(168,660)

Net patient service operating revenues	4,130,098	57,911	—	4,072,187
Capitated revenues	1,586,934	734,680	—	852,254
Other revenues	498,233	2,879	—	495,354

Total net operating revenues	6,215,265	795,470	—	5,419,795
Operating expenses	5,289,745	775,799	236	4,513,710

Operating income	925,520	19,671	(236)	906,085
Debt expense, including refinancing charges	(310,015)	(6,618)	—	(303,397)
Other income	3,391	33	—	3,358
Income tax expense	225,738	4,157	(94)	221,675

Net income	393,158	8,929	(142)	384,371
Minority interests	(62,186)	—	—	(62,186)

Net income attributable to DaVita HealthCare Partners Inc.	$330,972	$8,929	$(142)	$322,185

(1)	After the elimination of the unrestricted subsidiaries and the physician groups

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

Condensed Consolidating Statements of Comprehensive Income

For the three months ended June 30, 2014	Consolidated Total	Physician Groups	Unrestricted Subsidiaries	Company and Restricted Subsidiaries(1)
Net income	$181,421	$5,855	$9	$175,557
Other comprehensive income	2,305	—	—	2,305

Total comprehensive income	183,726	5,855	9	177,862
Less: comprehensive income attributable to the noncontrolling interests	(33,738)	—	—	(33,738)

Comprehensive income attributable to DaVita HealthCare Partners Inc.	$149,988	$5,855	$9	$144,124

For the six months ended June 30, 2014	Consolidated Total	Physician Groups	Unrestricted Subsidiaries	Company and Restricted Subsidiaries(1)
Net income	$393,158	$8,929	$(142)	$384,371
Other comprehensive income	3,311	—	—	3,311

Total comprehensive income	396,469	8,929	(142)	387,682
Less: comprehensive income attributable to the noncontrolling interests	(62,186)	—	—	(62,186)

Comprehensive income attributable to DaVita HealthCare Partners Inc.	$334,283	$8,929	$(142)	$325,496

(1)	After the elimination of the unrestricted subsidiaries and the physician groups

Condensed Consolidating Balance Sheets

As of June 30, 2014	Consolidated Total	Physician Groups	Unrestricted Subsidiaries	Company and Restricted Subsidiaries(1)
Cash and cash equivalents	$1,420,973	$117,313	$—	$1,303,660
Accounts receivable, net	1,550,252	239,428	—	1,310,824
Other current assets	1,190,022	27,776	—	1,162,246

Total current assets	4,161,247	384,517	—	3,776,730
Property and equipment, net	2,290,844	5,006	—	2,285,838
Amortizable intangibles, net	2,022,875	6,794	—	2,016,081
Other long-term assets	196,562	69,311	3,089	124,162
Goodwill	9,254,043	9,181	—	9,244,862

Total assets	$17,925,571	$474,809	$3,089	$17,447,673

Current liabilities	$2,608,148	$175,238	$—	$2,432,910
Payables to parent	—	202,448	3,089	(205,537)
Long-term debt and other long-term liabilities	9,600,356	83,106	—	9,517,250
Noncontrolling interests subject to put provisions	760,242	—	—	760,242
Total DaVita HealthCare Partners Inc. shareholders’ equity	4,785,771	14,017	—	4,771,754
Noncontrolling interests not subject to put provisions	171,054	—	—	171,054

Shareholders’ equity	4,956,825	14,017	—	4,942,808

Total liabilities and shareholder’s equity	$17,925,571	$474,809	$3,089	$17,447,673

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

As of December 31, 2013	Consolidated Total	Physician Groups	Unrestricted Subsidiaries	Company and Restricted Subsidiaries(1)
Cash and cash equivalents	$946,249	$127,309	$—	$818,940
Accounts receivable, net	1,485,163	235,463	—	1,249,700
Other current assets	1,040,866	35,640	—	1,005,226

Total current assets	3,472,278	398,412	—	3,073,866
Property and equipment, net	2,189,411	5,541	—	2,183,870
Amortizable intangibles, net	2,024,373	7,283	—	2,017,090
Other long-term assets	199,841	64,013	3,325	132,503
Goodwill	9,212,974	8,981	—	9,203,993

Total assets	$17,098,877	$484,230	$3,325	$16,611,322

Current liabilities	$2,462,049	$193,079	$—	$2,268,970
Payables to parent	—	194,958	3,325	(198,283)
Long-term debt and other long-term liabilities	9,333,987	94,727	—	9,239,260
Noncontrolling interests subject to put provisions	697,300	—	—	697,300
Total DaVita HealthCare Partners Inc. shareholders’ equity	4,432,479	1,466	—	4,431,013
Noncontrolling interests not subject to put provisions	173,062	—	—	173,062

Shareholders’ equity	4,605,541	1,466	—	4,604,075

Total liabilities and shareholder’s equity	$17,098,877	$484,230	$3,325	$16,611,322

(1)	After the elimination of the unrestricted subsidiaries and the physician groups

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

Condensed Consolidating Statements of Cash Flows

For the six months ended June 30, 2014	Consolidated Total	Physician Groups	Unrestricted Subsidiaries	Company and Restricted Subsidiaries(1)
Cash flows from operating activities:
Net income	$393,158	$8,929	$(142)	$384,371
Changes in operating and intercompany assets and liabilities and non-cash items included in net income	288,340	(27,961)	142	316,159

Net cash provided by (used in) operating activities	681,498	(19,032)	—	700,530

Cash flows from investing activities:
Additions of property and equipment	(278,593)	(20)	—	(278,573)
Acquisitions and divestitures, net	(98,442)	—	—	(98,442)
Proceeds from discontinued operations	215	—	—	215
Investments and other items	(66,035)	(2,276)	—	(63,759)

Net cash used in investing activities	(442,855)	(2,296)	—	(440,559)

Cash flows from financing activities:
Long-term debt	348,436	—	—	348,436
Intercompany	—	11,332	—	(11,332)
Other items	(111,788)	—	—	(111,788)

Net cash provided by financing activities	236,648	11,332	—	225,316

Effect of exchange rate changes on cash	(567)	—	—	(567)
Net increase (decrease) in cash	474,724	(9,996)	—	484,720
Cash at beginning of year	946,249	127,309	—	818,940

Cash at end of year	$1,420,973	$117,313	$—	$1,303,660

(1)	After the elimination of the unrestricted subsidiaries and the physician groups

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking statements within the meaning of the federal securities laws. All statements that do not concern historical facts are forward-looking statements and include, among other things, statements about our expectations, beliefs, intentions and/or strategies for the future. These forward-looking statements include statements regarding our future operations, financial condition and prospects, expectations for treatment growth rates, revenue per treatment, expense growth, levels of the provision for uncollectible accounts receivable, operating income, cash flow, operating cash flow, estimated tax rates, capital expenditures, the development of new dialysis centers and dialysis center acquisitions, government and commercial payment rates, revenue estimating risk and the impact of our level of indebtedness on our financial performance, and including earnings per share. These statements involve substantial known and unknown risks and uncertainties that could cause our actual results to differ materially from those described in the forward-looking statements, including but not limited to, risks resulting from the concentration of profits generated by higher-paying commercial payor plans for which there is continued downward pressure on average realized payment rates, and a reduction in the number of patients under such plans, which may result in the loss of revenues or patients, a reduction in government payment rates under the Medicare ESRD program or other government-based programs, the impact of the Center for Medicare and Medicaid Services (CMS) 2014 Medicare Advantage benchmark structure, risks arising from potential federal and/or state legislation that could have an adverse effect on our operations and profitability, changes in pharmaceutical or anemia management practice patterns, payment policies, or pharmaceutical pricing, legal compliance risks, including our continued compliance with complex government regulations and current or potential investigations by various government entities and related government or private-party proceedings, including risks relating to the resolution of the 2010 and 2011 U.S. Attorney Physician Relationship Investigations, such as restrictions on our business and operations required by a corporate integrity agreement and other settlement terms, and the financial impact thereof, continued increased competition from large and medium-sized dialysis providers that compete directly with us, our ability to maintain contracts with physician medical directors, changing affiliation models for physicians, and the emergence of new models of care introduced by the government or private sector that may erode our patient base and reimbursement rates such as accountable care organizations (ACOs), independent practice associations (IPAs) and integrated delivery systems, or to businesses outside of dialysis and HCP’s business, our ability to complete acquisitions, mergers or dispositions that we might be considering or announce, or to integrate and successfully operate any business we may acquire or have acquired, including HCP, or to expand our operations and services to markets outside the U.S., variability of our cash flows, the risk that we might invest material amounts of capital and incur significant costs in connection with the growth and development of our international operations, yet we might not be able to operate them profitably anytime soon, if at all, risks arising from the use of accounting estimates, judgments and interpretations in our financial statements, loss of key HCP employees, potential disruption from the HCP transaction making it more difficult to maintain business and operational relationships with customers, partners, associated physicians and physician groups, hospitals and others, the risk that laws regulating the corporate practice of medicine could restrict the manner in which HCP conducts its business, the risk that the cost of providing services under HCP’s agreements may exceed our compensation, the risk that reductions in reimbursement rates, including Medicare Advantage rates, and future regulations may negatively impact HCP’s business, revenue and profitability, the risk that HCP may not be able to successfully establish a presence in new geographic regions or successfully address competitive threats that could reduce its profitability, the risk that a disruption in HCP’s healthcare provider networks could have an adverse effect on HCP’s business operations and profitability, the risk that reductions in the quality ratings of health maintenance organization plan customers of HCP could have an adverse effect on HCP’s business, or the risk that health plans that acquire health maintenance organizations may not be willing to contract with HCP or may be willing to contract only on less favorable terms, and the other risk factors set forth in Part II, Item 1A. of this Quarterly Report on Form 10-Q. We base our forward-looking statements on information currently available to us, and we undertake no obligation to update or revise any forward-looking statements, whether as a result of changes in underlying factors, new information, future events or otherwise.

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

Following is a summary of our consolidated operating results for the second quarter of 2014 compared with the prior sequential quarter and the same quarter of 2013, as well as the six months ended June 30, 2014 compared to the same period in 2013, for reference in the discussion that follows.

	Three months ended						Six months ended
	June 30, 2014		March 31, 2014		June 30, 2013		June 30, 2014		June 30, 2013
	(dollar amounts rounded to nearest million)
Net revenues:
Patient service revenues	$2,187		$2,114		$2,049		$4,301		$4,028
Less: Provision for uncollectible accounts	(88)		(83)		(72)		(171)		(142)

Net patient service revenues	2,099		2,031		1,977		4,130		3,886
Capitated revenues	799		788		710		1,587		1,473
Other revenues	274		224		185		498		342

Total consolidated net revenues	3,172	100%	3,043	100%	2,872	100%	6,215	100%	5,701	100%

Operating expenses and charges:
Patient care costs	2,247	71%	2,180	71%	2,015	70%	4,426	71%	3,975	70%
General and administrative	298	9%	284	9%	268	9%	582	9%	553	10%
Depreciation and amortization	146	5%	142	5%	131	5%	288	5%	256	4%
Provision for uncollectible accounts	3	—	3	—	1	—	6	—	2	—
Equity investment income	(6)	—	(7)	—	(8)	—	(13)	—	(17)	—
Loss contingency reserve	—	—	—	—	—	—	—	—	300	5%
Contingent earn-out obligation adjustment	—	—	—	—	(57)	(2%)	—	—	(57)	(1%)

Total operating expenses and charges	2,688	85%	2,602	85%	2,350	82%	5,289	85%	5,012	88%

Operating income	$484	15%	$441	15%	$522	18%	$926	15%	$689	12%

The following table summarizes consolidated net revenues for our Kidney Care division and our HCP division:

	Three months ended			Six months ended
	June 30, 2014	March 31, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(dollar amounts rounded to nearest million)
Net revenues:
Kidney Care:
U.S. dialysis and related lab services patient service revenues	$2,106	$2,037	$1,988	$4,142	$3,905
Less: Provision for uncollectible accounts	(84)	(82)	(69)	(166)	(137)

U.S. dialysis and related lab services net patient service revenues	$2,022	$1,955	$1,919	$3,976	$3,768
Other revenues	3	3	3	7	6

Total net U.S. dialysis and related lab services revenues	2,025	1,958	1,922	3,983	3,774

Other—Ancillary services and strategic initiatives revenues	229	214	166	442	319
Other—Capitated revenues	16	16	18	32	34
Other—Ancillary services and strategic initiatives net patient service revenues (less provision for uncollectible accounts)	29	27	16	56	31

Total net other-ancillary services and strategic initiatives revenues	274	257	200	530	384
Elimination of intersegment and division revenues	(14)	(13)	(11)	(26)	(22)

Total Kidney Care net revenues	2,285	2,202	2,111	4,487	4,136

HCP:
HCP capitated revenues	783	772	693	1,555	1,439
HCP net patient service revenues (less provision for uncollectible accounts)	58	56	49	114	103
Other revenues	46	13	19	59	23

Total net HCP revenues	887	841	761	1,728	1,565

Total consolidated net revenues	$3,172	$3,043	$2,872	$6,215	$5,701

The following table summarizes consolidated operating income and adjusted consolidated operating income:

	Three months ended			Six months ended
	June 30, 2014	March 31, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(dollar amounts rounded to nearest million)
Operating income:
Kidney Care:
U.S. dialysis and related lab services	$408	$387	$402	$795	$486
Other—Ancillary services and strategic initiatives (losses) income	(2)	2	(7)	—	(22)
Contingent earn-out obligation adjustment	—	—	57	—	57
Corporate support costs	(4)	(2)	(11)	(5)	(22)

Total kidney care operating income	402	387	441	790	499
HCP services	82	54	81	136	190

Total consolidated operating income	484	441	522	926	689
Reconciliation of non-GAAP measures:
Add:
Contingent earn-out obligation adjustment	—	—	(57)	—	(57)
Loss contingency reserve	—	—	—	—	300

Adjusted consolidated operating income(1)	$484	$441	$465	$926	$932

(1)	For the three and six months ended June 30, 2013, we have excluded $57 million related to an adjustment to decrease HCP’s contingent earn-out obligation. In addition, for the six months ended June 30, 2013, we have excluded $300 million of expenses related to an estimated loss contingency reserve. These are non-GAAP measures and are not intended as substitutes for the GAAP equivalent measures. We have presented these adjusted amounts because management believes that these presentations enhance a user’s understanding of our normal consolidated operating income by excluding an unusual adjustment of $57 million for a decrease in HCP’s contingent earn-out obligation and an estimated $300 million loss contingency reserve related to the 2010 and 2011 U.S. Attorney Physician Relationship Investigations (see Note 9 to the condensed consolidated financial statements). We therefore consider these adjusted consolidated operating income amounts meaningful and comparable to our prior period results.

Consolidated net revenues

Consolidated net revenues for the second quarter of 2014 increased by approximately $129 million, or approximately 4.2%, as compared to the first quarter of 2014. The increase in consolidated net revenues was primarily due to an increase of approximately $67 million associated with the U.S. dialysis and related lab services net revenues, principally due to one and a half additional treatment days in the second quarter of 2014 as compared to the first quarter of 2014 and strong non-acquired growth, partially offset by a decrease of $1 in the average dialysis revenue per treatment mainly due to a seasonal decrease in acute services. In addition, HCP’s net operating revenues increased by approximately $46 million, mainly from the recognition of additional HCP revenues related to the maintenance of existing physician networks, additional senior capitated members and the timing of revenue from its annual premium reconciliation for senior capitated members which previously occurred in the third quarter of 2013. The increase in consolidated net revenues was also due to an increase of approximately $17 million associated with our ancillary services and strategic initiatives revenues primarily from additional pharmacy revenues.

Consolidated net revenues for the second quarter of 2014 increased by approximately $300 million, or approximately 10.4%, as compared to the second quarter of 2013. The increase in consolidated net revenues was mostly due to an increase of $103 million in the U.S. dialysis and related lab services net revenues, primarily as a result of strong volume growth from non-acquired treatment growth in existing and new centers and an increase of $1 in the average dialysis revenue per treatment, driven by changes in the mix of our government reimbursements and an increase in some of our commercial payment rates. The increase in consolidated net revenues was also due to an increase in HCP net revenues of $126 million due to acquired growth, an increase in senior capitated members in the second quarter of 2014 and from the recognition of additional HCP revenues related to the maintenance of existing physician networks, as well as the timing of revenue from its annual premium reconciliation for senior capitated members which previously occurred in the third quarter of 2013, partially offset by a reduction in HCP’s Medicare Advantage payments. In addition, the increase in consolidated net revenues was also due to an increase of approximately $74 million in our ancillary services and strategic initiatives, mainly from growth in our pharmacy services and in our international operations.

Consolidated net revenues for the six months ended June 30, 2014 increased by approximately $514 million, or approximately 9.0%, as compared to the same period in 2013. The increase in consolidated net revenues was primarily due to an increase of $209 million in the U.S. dialysis and related lab services net revenues, largely as a result of strong volume growth from non-acquired treatment growth in existing and new centers, and an increase in HCP net revenues of $163 million, primarily due to an increase in senior capitated members in the first quarter of 2014 and from the recognition of additional HCP revenues related to the maintenance of existing physician networks, as well as the timing of revenue from its annual premium reconciliation for senior capitated members which previously occurred in the third quarter of 2013, partially offset by a reduction in HCP’s Medicare Advantage payments. In addition, the increase in consolidated net revenues was also due to an increase of approximately $146 million in our ancillary services and strategic initiatives, largely due to growth in our pharmacy services and in our international operations.

Consolidated operating income

Consolidated operating income for the second quarter of 2014 increased by approximately $43 million, or approximately 9.8%, as compared to the first quarter of 2014. The increase in the consolidated operating income was for the most part due to an increase in U.S. dialysis and related lab services net revenues due to strong volume growth primarily from one and a half additional treatment days in the second quarter of 2014 as compared to the first quarter of 2014, lower payroll taxes, improved productivity, as well as improved operating results in HCP mainly from the recognition of additional revenues as described above, and an increase in HCP senior capitated members. Consolidated operating income was negatively impacted by an increase in pharmaceutical costs, an increase in the intensities of physician prescribed pharmaceuticals, higher labor costs, an increase in travel costs for management meetings, higher long-term incentive compensation and an increase in HCP’s medical claims expense as a result of additional senior and Medicaid members who have higher utilization.

Consolidated operating income for the second quarter of 2014 decreased by approximately $38 million, or approximately 7.3%, as compared to the second quarter of 2013, including the contingent earn-out obligation adjustment of $57 million in the second quarter of 2013. Excluding this item, adjusted consolidated operating income would have increased by $19 million. The increase in adjusted consolidated operating income was primarily due to strong volume growth in the number of treatments from non-acquired growth and acquisitions, and from improved productivity. In addition, adjusted consolidated operating income was also positively impacted by improved operating performance of certain ancillary services and strategic initiatives, mainly our pharmacy services, and the recognition of additional HCP revenues as described above, partially offset by the impact of lower HCP Medicare Advantage payments, an increase in HCP’s medical claims expenses as a result of additional senior capitated members, higher pharmaceutical unit costs, an increase in the intensities of physician-prescribed pharmaceuticals, an increase in the provision for uncollectible accounts, higher labor costs and related payroll taxes, and higher long-term incentive compensation.

Consolidated operating income for the six months ended June 30, 2014 increased by approximately $237 million, or approximately 34.4%, as compared to the same period in 2013, which includes the accrued estimated loss contingency reserve of $300 million and the contingent earn-out obligation adjustment of $57 million.

Excluding these items, adjusted consolidated operating income would have decreased by $6 million. The decrease in adjusted operating income was primarily due to the impact of lower HCP operating results, largely from lower Medicare Advantage payments, partially offset by the recognition of additional HCP revenues as described above. In addition, the decrease in adjusted consolidated operating income was also due to higher pharmaceutical unit costs, an increase in the intensities of physician-prescribed pharmaceuticals, an increase in the provision for uncollectible accounts, higher labor costs and related payroll taxes, an increase in benefit costs, higher long-term incentive compensation and an increase in HCP’s medical claims expenses, as a result of additional senior capitated members. The decrease in adjusted consolidated operating income was partially offset by strong volume growth in the number of treatments from non-acquired growth, improved productivity and lower professional fees for legal and compliance matters. In addition, adjusted consolidated operating income was also positively impacted by improved operating performance of certain ancillary services and strategic initiatives, primarily from growth in our pharmacy services.

U.S. dialysis and related lab services business

Results of operations

	Three months ended			Six months ended
	June 30, 2014	March 31, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(dollar amounts rounded to nearest million, except per treatment data)
Net revenues:
Dialysis and related lab services patient service revenues	$2,106	$2,037	$1,988	$4,142	$3,905
Less: Provision for uncollectible accounts	(84)	(82)	(69)	(166)	(137)

Dialysis and related lab services net patient service revenues	$2,022	$1,955	$1,919	$3,976	$3,768
Other revenues	3	3	3	7	6

Total net dialysis and related lab services revenues	$2,025	$1,958	$1,922	$3,983	$3,774

Operating expenses and charges:
Patient care costs	1,358	1,323	1,265	2,680	2,482
General and administrative	164	155	169	319	338
Depreciation and amortization	99	96	89	196	174
Loss contingency reserve	—	—	—	—	300
Equity investment income	(4)	(3)	(3)	(7)	(6)

Total operating expenses and charges	1,617	1,571	1,520	3,188	3,288

Operating income	$408	$387	$402	$795	$486

Dialysis treatments	6,196,394	5,975,627	5,867,973	12,172,021	11,496,772
Average dialysis treatments per treatment day	79,441	78,215	75,230	78,834	74,413
Average dialysis and related lab services revenue per treatment	$340	$341	$339	$340	$340

Net revenues

Dialysis and related lab services’ net revenues for the second quarter of 2014 increased by approximately $67 million, or approximately 3.4%, as compared to the first quarter of 2014. The increase in dialysis and related lab services’ net revenues was due to an increase in the number of treatments as a result of one and a half additional treatment days in the second quarter of 2014 as compared to the first quarter of 2014 and strong non-acquired treatment growth in existing and new centers, partially offset by a decrease in the average dialysis revenue per treatment of approximately $1. The decrease in the average dialysis revenue per treatment was primarily due to a seasonal decrease in our acute services, partially offset by an increase in our commercial mix and an increase in some of our commercial payment rates.

Dialysis and related lab services’ net revenues for the second quarter of 2014 increased by approximately $103 million, or approximately 5.4%, as compared to the second quarter of 2013. The increase in net revenues in the second quarter of 2014 was principally due to strong volume growth from additional treatments. The increase in the number of treatments was primarily attributable to strong non-acquired treatment growth at existing and new centers. The average dialysis revenue per treatment also increased by approximately $1 in the second quarter of 2014 as compared to the second quarter of 2013. The increase in our average dialysis revenue per treatment was primarily due to an increase as a result of changes in the mix of our government reimbursements and an increase in some of our average commercial payment rates, partially offset by a decrease in our commercial mix and an increase in the provision for uncollectible accounts.

Dialysis and related lab services’ net revenues for the six months ended June 30, 2014 increased by approximately $209 million, or approximately 5.5%, as compared to the same period in 2013. The increase in net revenues in the first six months of 2014 was principally due to strong volume growth from additional treatments. The increase in the number of treatments was primarily attributable to strong non-acquired treatment growth at existing and new centers. The average dialysis revenue per treatment was flat in the first six months of 2014 as compared to the first six months of 2013, but was impacted by an increase in our acute services and an increase in some of our average commercial payment rates, offset by a decrease in our Medicare reimbursements as a result of sequestration that went into effect on April 1, 2013, and a slight decrease in our commercial mix. Dialysis and related lab services’ net revenues were also negatively impacted by an increase in the provision for uncollectible accounts.

Provision for uncollectible accounts. The provision for uncollectible accounts receivable for dialysis and related lab services was 4.0% for the second quarter of 2014, 4.0% for the first quarter of 2014, and 3.5% for the second quarter of 2013. We continue to experience higher amounts of non-covered Medicare write-offs. We assess our level of the provision for uncollectible accounts based upon our historical cash collection experience and trends, and have and will continue to adjust the provision as necessary as a result of changes in our cash collections.

Medicare update

CMS issued the 2014 final rule for the ESRD Prospective Payment System (PPS), which phases in over three to four years the 12% cut mandated by the American Taxpayer Relief Act of 2012 (ATRA). Although no reimbursement reduction is expected in 2015 under the final ESRD PPS rule, it is anticipated that future reductions will occur no later than 2017. However, the recent “Protecting Access to Medicare Act” that was passed on March 31, 2014 further modified the reduction to only 1.25% in 2016 and 2017, and 1% in 2018. While this modification eases reimbursement pressure, future legislative actions could have the opposite effect. CMS recently issued the 2015 proposed rule for ESRD PPS, which was published in the Federal Register on July 11, 2014. The proposed rule would increase payments to dialysis facilities modestly by 0.3% to 0.5%, although rural facilities would receive a decrease of 0.5%.

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

Operating expenses and charges

Patient care costs. Dialysis and related lab services’ patient care costs of approximately $219 per treatment for the second quarter of 2014 decreased by $2 as compared to the first quarter of 2014. The decrease in patient care costs per treatment was primarily due to a decrease in benefit costs and related payroll taxes, improved productivity and a decrease in seasonal occupancy costs, partially offset by an increase in travel expenses related to management meetings, higher pharmaceutical unit costs and an increase in professional fees.

Dialysis and related lab services’ patient care costs on a per treatment basis for the second quarter of 2014 increased by approximately $3 as compared to the second quarter of 2013. The increase was primarily attributable to higher labor costs, higher pharmaceutical unit costs, higher occupancy costs, an increase in our other direct operating expenses associated with our dialysis centers and an increase in intensities of physician-prescribed pharmaceuticals, partially offset by improved productivity and lower benefit costs.

Dialysis and related lab services’ patient care costs on a per treatment basis for the six months ended June 30, 2014 increased by approximately $4 as compared to the same period in 2013. The increase was primarily attributable to higher labor costs, an increase in benefit costs, higher pharmaceutical unit costs, higher occupancy costs, an increase in our other direct operating expenses associated with our dialysis centers and an increase in intensities of physician-prescribed pharmaceuticals, partially offset by improved productivity.

General and administrative expenses. Dialysis and related lab services’ general and administrative expenses of approximately $164 million in the second quarter of 2014 increased by approximately $9 million as compared to the first quarter of 2014. The increase in general and administrative expenses was primarily due to higher labor and benefit costs, an increase in travel expenses related to management meetings and higher long-term incentive compensation, partially offset by lower payroll taxes and lower professional fees.

Dialysis and related lab services’ general and administrative expenses for the second quarter of 2014 decreased by approximately $5 million as compared to the second quarter of 2013. The decrease was primarily due to lower labor costs, lower travel expenses and a decrease in professional fees for legal matters, partially offset by higher long-term incentive compensation.

Dialysis and related lab services’ general and administrative expenses for the six months ended June 30, 2014 decreased by approximately $19 million as compared to the same period in 2013. The decrease was primarily due to lower labor costs, lower travel expenses, a decrease in professional fees for compliance matters and information technology initiatives, partially offset by higher long-term incentive compensation.

Depreciation and amortization. Depreciation and amortization for dialysis and related lab services was approximately $99 million for the second quarter of 2014, $96 million for the first quarter of 2014 and $89 million for the second quarter of 2013. The increases in depreciation and amortization in the second quarter of 2014, as compared to the first quarter of 2014 and the second quarter of 2013, were primarily due to growth in newly developed centers and from acquired centers.

Depreciation and amortization for dialysis and related lab services was approximately $196 million for the six months ended June 30, 2014 as compared to $174 million for the same period in 2013. The increase was primarily due to the same factors as described above.

Loss contingency reserve. We have previously agreed to a framework for a global resolution with the United States Attorney’s Office for the District of Colorado, the Civil Division of the United States Department of Justice and the Office of the Inspector General for both the 2010 and the 2011 U.S. Attorney Physician Relationship Investigations. The final settlement remains subject to negotiation for both the 2010 and 2011 U.S. Attorney Physician Relationship Investigations described above. The settlement will include payment of approximately $389 million. The final settlement remains subject to negotiation of specific terms. During 2013, in connection with offers to settle these matters, we accrued a total of $397 million as an estimated loss contingency reserve, $300 million in the first quarter of 2013 and $97 million in the third quarter of 2013.

Equity investment income. Equity investment income for dialysis and related lab services was approximately $4.1 million for the second quarter of 2014, as compared to $2.7 million for the first quarter of 2014 and $2.8 million for the second quarter of 2013. The increase in equity investment income in the second quarter of 2014 as compared to the first quarter of 2014, and the first quarter of 2013, was primarily due to an increase in the profitability of certain joint ventures in the second quarter of 2014.

Accounts receivable

Our dialysis and related lab services accounts receivable balances at June 30, 2014 and March 31, 2014 were $1,148 million and $1,168 million, respectively, which represented approximately 53 days and 55 days, respectively, which is net of the provision for uncollectible accounts. Our DSO calculation is based on the current quarter’s average revenues per day. There were no significant changes during the second quarter of 2014 from the first quarter of 2014 in the amount of unreserved accounts receivable over one year old or the amounts pending approval from third-party payors.

Segment operating income

Dialysis and related lab services’ operating income for the second quarter of 2014 increased by approximately $21 million, or approximately 5.4%, as compared to the first quarter of 2014. Operating income increased primarily due to strong volume growth in the number of treatments due to one and a half additional treatment days in the second quarter of 2014 as compared to the first quarter of 2014 and strong non-acquired growth in existing and new centers. Dialysis and related lab services operating income also increased as a result of lower payroll taxes, a decrease in occupancy costs and improved productivity, partially offset by higher pharmaceutical unit costs, an increase in the intensities of physician-prescribed pharmaceuticals, an increase in direct medical supply expense, an increase in long-term incentive compensation and an increase in travel expenses for management meetings.

Dialysis and related lab services’ operating income for the second quarter of 2014 increased by approximately $6 million, or approximately 1.5%, as compared to the second quarter of 2013. The increase is primarily attributable to strong volume growth in revenues from additional treatments as a result of non-acquired treatment growth in existing and new centers, lower travel expenses for management meetings, a decrease in professional fees and improved productivity. Dialysis and related lab services operating income was negatively impacted by higher labor costs, higher pharmaceutical unit costs, an increase in the intensities of physician-prescribed pharmaceuticals, an increase in the provision for uncollectible accounts and an increase in long-term incentive compensation.

Dialysis and related lab services’ operating income for the six months ended June 30, 2014 increased by approximately $309 million, or approximately 63.6%, as compared to the same period in 2013, including the accrued estimated legal contingency reserve of $300 million in the first quarter of 2013. Excluding this item from the first six months of 2013, adjusted operating income would have increased by $9 million, primarily attributable to strong volume growth in revenues from additional treatments as a result of non-acquired treatment growth in existing and new centers, and improved productivity. Adjusted dialysis and related lab services operating income was negatively impacted by higher labor costs and related payroll taxes, higher benefit costs, higher pharmaceutical unit costs, an increase in the intensities of physician-prescribed pharmaceuticals, an increase in occupancy costs and an increase in the provision for uncollectible accounts.

HCP business

Results of operations

	Three months ended						Six months ended
	June 30, 2014		March 31, 2014		June 30, 2013		June 30, 2014		June 30, 2013
	(dollar amounts rounded to nearest millions)
Net revenues:
HCP capitated revenue	$783	88%	$772	92%	$693	91%	$1,555	90%	$1,439	92%

Patient service revenue	62		58		52		119		109
Less: Provision for uncollectible accounts	(4)		(2)		(3)		(5)		(6)

Net patient service revenue	58	7%	56	7%	49	7%	114	7%	103	7%

Other revenues	46	5%	13	1%	19	2%	59	3%	23	1%

Total net revenues	$887	100%	$841	100%	$761	100%	$1,728	100%	$1,565	100%

Operating expense:
Patient care costs	$688	77%	$672	80%	$590	78%	$1,360	78%	$1,185	76%
General and administrative expense	77	9%	78	9%	56	7%	155	9%	125	8%
Depreciation and amortization	42	5%	42	5%	39	5%	84	5%	76	5%
Equity investment income	(2)	—	(5)	(1)%	(5)	(1)%	(7)	—	(11)	(1)%

Total expenses	805	91%	787	93%	680	89%	1,592	92%	1,375	88%

Operating income	$82	9%	$54	7%	$81	11%	$136	8%	$190	12%

Capitated membership information

The following table provides (i) the total number of capitated members to whom HCP provided healthcare services as of June 30, 2014, March 31, 2014 and June 30, 2013, and (ii) the aggregate member months for the six months ended June 30, 2014, March 31, 2014 and June 30, 2013. Member months represent the aggregate number of months of healthcare services HCP has provided to capitated members during a period of time:

	Members at			Members months for
	June 30, 2014	March 31, 2014	June 30, 2013	Three months ended
				June 30, 2014	March 31, 2014	June 30, 2013
HCP total capitated membership	828,500	795,300	733,300	2,455,700	2,373,000	2,209,000

In addition to the members above, HCP provided healthcare services to members of Magan Medical Group, an unconsolidated joint venture that is accounted for as an equity investment. The Magan Medical Group joint venture provided health care services for approximately 44,800 members as of June 30, 2014 and for approximately 133,600 member months for the quarter ended June 30, 2014.

The increase in members and member months was primarily attributable to an increase in senior members resulting from new acquisitions and non-acquired growth, partially offset by a decline in commercial members resulting from the state of California discontinuing the Healthy Families program.

Revenues

The following table provides HCP’s revenue by source:

	Three months ended						Six months ended
	June 30, 2014		March 31, 2014		June 30, 2013		June 30, 2014		June 30, 2013
	(dollars rounded to nearest millions)
HCP revenues:
Commercial revenues	$177	20%	$187	22%	$176	23%	$363	21%	$357	23%
Senior revenues	576	65%	565	67%	496	65%	1,141	66%	1,048	67%
Medicaid revenues	30	3%	20	3%	21	3%	51	3%	34	2%

Total capitated revenues	$783	88%	$772	92%	$693	91%	$1,555	90%	$1,439	92%
Patient service revenue, net of provision for uncollectible accounts	58	7%	56	7%	49	7%	114	7%	103	7%
Other revenues	46	5%	13	1%	19	2%	59	3%	23	1%

Total net revenues	$887	100%	$841	100%	$761	100%	$1,728	100%	$1,565	100%

Net revenues

HCP’s net revenue for the second quarter of 2014 increased by $46 million, or approximately 5.5%, as compared to the first quarter of 2014. The increase in revenue was primarily attributable to an increase in senior capitated members, an increase in Medicaid membership, the timing of revenue associated with HCP’s annual premium reconciliation of senior capitated members, which previously occurred in the third quarter of 2013, and from the recognition of additional HCP revenues related to the maintenance of existing physician networks.

HCP’s net revenue for the second quarter of 2014 increased by $126 million, or approximately 16.6%, as compared to the second quarter of 2013. The increase in revenue was primarily attributable to an increase in the number of senior capitated members from acquired and organic growth, an increase in Medicaid membership, the timing of revenue associated with HCP’s annual premium reconciliation of senior capitated members which previously occurred in the third quarter of 2013 and from the recognition of additional HCP revenues related to the maintenance of existing physician networks, partially offset by a decrease in Medicare Advantage rates, and a decline in the number of commercial members to whom HCP provides health care services.

HCP’s net revenue for the six months ended June 30, 2014 increased by $163 million, or approximately 10.4%, as compared to the same period in 2013. The increase in revenue was primarily attributable to an increase in the number of senior capitated members from acquired and organic growth, an increase in Medicaid membership, the timing of revenue associated with HCP’s annual premium reconciliation of senior capitated members which previously occurred in the third quarter of 2013 and from the recognition of additional HCP revenues related to the maintenance of existing physician networks, partially offset by a decrease in Medicare Advantage rates, a reduction in Medicare rates due to sequestration and a decline in the number of commercial members to whom HCP provides health care services.

On April 7, 2014 CMS issued final guidance for 2015 Medicare Advantage rates, which incorporated a re-blending of the risk adjustment models which CMS utilizes to determine risk acuity scores of Medicare Advantage patients. We estimate that the final cumulative impact of the 2015 rate structure represents an increase of up to approximately 0.4% of HCP’s average revenues it manages on behalf of its senior capitated population as compared to 2014, instead of a decrease of 1.9% that was originally proposed by CMS in February 2014.

Operating expenses

HCP’s patient care costs of approximately $688 million for the second quarter of 2014, increased by approximately $16 million, or approximately 2.4%, as compared to the first quarter of 2014. The increase is primarily attributable to the increase in medical claim expenses due to acquisitions and higher utilization, including an increase in higher dollar claims.

HCP’s patient care costs of approximately $688 million for the second quarter of 2014, increased by approximately $98 million, or approximately 16.6%, as compared to the second quarter of 2013. The increase was primarily attributable to the same factors as described for the increase in the second quarter of 2014 as compared to the first quarter of 2014.

HCP’s patient care costs of approximately $1,360 million for the six months ended June 30, 2014, increased by approximately $175 million, or approximately 14.8%, as compared to the same period in 2013. The increase was primarily attributable to the same factors as described for the increase in the second quarter of 2014 as compared to the first quarter of 2014.

HCP’s general and administrative costs of approximately $77 million for the second quarter of 2014, was relatively flat as compared to the first quarter of 2014.

HCP’s general and administrative costs of approximately $77 million for the second quarter of 2014, increased by approximately $21 million, or approximately 37.5%, as compared to the second quarter of 2013. The increase in general and administrative expenses was primarily attributable to increases in corporate support departments to accommodate additional acquisitions and changes in our estimated accruals related to acquired entities in the second quarter of 2013.

HCP’s general and administrative costs of approximately $155 million for the six months ended June 30, 2014, increased by approximately $30 million, or approximately 24.0%, as compared to the same period in 2013. The increase in general and administrative expenses was primarily attributable to increases in corporate support departments to accommodate additional acquisitions and changes in our estimated accruals related to acquired entities in the second quarter of 2013.

HCP’s depreciation and amortization of approximately $42 million for the second quarter of 2014 was relatively flat as compared to the first quarter of 2014. Depreciation and amortization is primarily based upon the fair value of equipment, leasehold improvements and intangible assets we recognized in the HCP acquisition and subsequent acquisitions.

HCP’s depreciation and amortization of approximately $42 million for the second quarter of 2014 increased by approximately $3 million, as compared to the second quarter of 2013, primarily attributable to depreciation and amortization of acquired assets associated with acquisitions.

HCP’s depreciation and amortization of approximately $84 million for the six months ended June 30, 2014 increased by approximately $8 million, as compared to the same period in 2013, primarily attributable to depreciation and amortization of acquired assets associated with acquisitions.

Segment operating income

HCP’s operating income for second quarter of 2014 increased by approximately $28 million, or approximately 51.9%, as compared to the first quarter of 2014. The increase was primarily attributable to an increase in our senior capitated members, an increase in Medicaid membership, an increase in revenue associated with HCP’s annual premium reconciliation of senior capitated members and from the recognition of additional HCP revenues related to the maintenance of existing physician networks, partially offset by a reduction in the number of commercial members and higher medical claims expenses.

For the three months ended June 30, 2014, HCP’s operating income included approximately $12 million of operating income related to the physician owned entities (physician groups).

HCP’s operating income for second quarter of 2014 was relatively flat as compared to the second quarter of 2013.

HCP’s operating income for six months ended June 30, 2014 decreased by approximately $54 million, or approximately 28.4%, as compared to the same period in 2013. The decrease was primarily attributable to a decrease in Medicare Advantage payments, a decrease in commercial memberships and higher medical claims expense, partially offset by an increase in our senior capitated members, an increase in Medicaid membership, an increase in revenue associated with HCP’s annual premium reconciliation of senior capitated members and from the recognition of additional HCP revenues related to the maintenance of existing physician networks.

For the six months ended June 30, 2014, HCP’s operating income included approximately $20 million of operating income associated with the physician groups.

Other—Ancillary services and strategic initiatives business

Our other operations include ancillary services and strategic initiatives which are primarily aligned with our core business of providing dialysis services to our network of patients. As of June 30, 2014 these consisted primarily of pharmacy services, disease management services, vascular access services, ESRD clinical research programs, physician services, direct primary care and our international dialysis operations. The ancillary services and strategic initiatives generated approximately $274 million of net revenues in the second quarter of 2014, representing approximately 8.5% of our consolidated net revenues. We currently expect to continue to invest in our ancillary services and strategic initiatives, including our continued expansion into certain international markets as we work to develop successful new business operations in the U.S. as well as outside the U.S. However, any significant change in market conditions, business performance or the regulatory environment may impact the economic viability of any of these strategic initiatives. Any unfavorable changes in these strategic initiatives could result in a write-off or an impairment of some or all of our investments, including goodwill and could also result in significant termination costs if we were to exit a particular line of business.

As of June 30, 2014, we provided dialysis and administrative services to a total of 84 outpatient dialysis centers located in ten countries outside of the U.S. The total net revenues generated from our international operations are provided below.

The following table reflects the results of operations for the ancillary services and strategic initiatives:

	Three months ended			Six months ended
	June 30, 2014	March 31, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(dollar amounts rounded to nearest millions)
U.S. revenues
Net patient service revenues	$5	$4	$3	$9	$6
Other revenues	227	212	164	439	317
Capitated revenues	16	16	18	32	34

Total	248	232	185	480	357
International revenues
Net patient service revenues	24	23	13	47	24
Other revenues	2	2	2	3	3

Total	26	25	15	50	27

Total net revenues	$274	$257	$200	$530	$384

Total operating (loss) income	$(2)	$2	$(7)	$—	$(22)

Net revenues

The ancillary services and strategic initiatives net revenues for the second quarter of 2014 increased by approximately $17 million or 6.6% as compared to the first quarter of 2014. The increase was primarily from growth in prescriptions dispensed as part of our pharmacy services.

The ancillary services and strategic initiatives net revenues for the second quarter of 2014 increased by approximately $74 million, or 37.0%, as compared to the second quarter of 2013. The increase was primarily from growth in prescriptions dispensed as part of our pharmacy services and growth in our international operations.

The ancillary services and strategic initiatives net revenues for the six months ended June 30, 2014 increased by approximately $146 million, or 38.0%, as compared to the same period in 2013. The increase was primarily from growth in prescriptions dispensed as part of our pharmacy services and growth in our international operations.

Operating expenses

Ancillary services and strategic initiatives operating expenses for the second quarter of 2014 increased by approximately $21 million as compared to the first quarter of 2014. The increase in operating expenses was primarily due to an increase in volume in our pharmacy business, increased expenses related to our disease management services and an increase in expenses associated with our international dialysis expansion.

Ancillary services and strategic initiatives operating expenses for the second quarter of 2014 increased by approximately $69 million as compared to the second quarter of 2013. The increase in operating expenses was primarily due to an increase in volume in our pharmacy business, an increase in expenses associated with our international dialysis expansion into Europe, South America and Asia Pacific, an increase in labor costs and related payroll taxes and an increase in benefit costs.

Ancillary services and strategic initiatives operating expenses for the six months ended June 30, 2014 increased by approximately $124 million as compared to the same period in 2013. The increase in operating expenses was primarily due to an increase in volume in our pharmacy business, an increase in expenses associated with our international dialysis expansion into Europe, South America and Asia Pacific, an increase in professional fees, higher labor costs and related payroll taxes and an increase in benefit costs.

Ancillary services and strategic initiatives operating income (loss)

Ancillary services and strategic initiatives operating income for the second quarter of 2014 decreased by approximately $4 million from the first quarter of 2014. The decrease in operating income was primarily due to an increase in costs associated with international dialysis expansion and an increase in claims expenses related to our disease management services, partially offset by improved operating performance in our pharmacy business.

Ancillary services and strategic initiatives operating losses for the second quarter of 2014 decreased by approximately $5 million from the second quarter of 2013. The decrease in operating losses was primarily due to improved operating performance of our pharmacy business related to increased prescriptions dispensed, partially offset by an increase in costs associated with international dialysis expansion, an increase in claims expenses related to our disease management services, an increase in labor costs and related payroll taxes, and an increase in benefit costs.

Ancillary services and strategic initiatives operating losses for the six months ended June 30, 2014 decreased by approximately $22 million from the same period in 2013. The decrease in operating losses was primarily due to improved operating performance of our pharmacy business related to increased prescriptions dispensed, partially offset by an increase in labor costs and related payroll taxes, and an increase in benefit costs.

Corporate-level charges

Debt expense. Debt expense of $106.1 million was relatively flat in the second quarter of 2014 as compared to the first quarter of 2014.

Debt expense in the second quarter of 2014 decreased by approximately $2 million primarily due to lower average outstanding principal balances, as compared to the second quarter of 2013.

Our overall weighted average effective interest rate for the second quarter of 2014 was 4.85% compared to 4.89% for the first quarter of 2014 and 4.86% for the second quarter of 2013.

For the six months ended June 30, 2014, debt expense of $212.5 million decreased by approximately $1.5 million, primarily due to lower average outstanding principal balances, as compared to the same period in 2013.

Corporate support costs. Corporate support costs consist primarily of labor, benefits and long-term incentive compensation costs for departments which provide support to all of our different operating lines of business. Corporate support costs were approximately $3.8 million in the second quarter of 2014, $1.1 million in the first quarter of 2014 and $11.0 million in second quarter of 2013. These expenses are included in our consolidated general and administrative expenses. The increase in corporate support costs in the second quarter of 2014 as compared to the first quarter of 2014 was primarily due to higher long-term incentive compensation. The decrease in corporate support costs in the second quarter of 2014 as compared to the second quarter of 2013 was primarily from internal management fees paid by our ancillary lines of businesses related to the licensing and the right to use newly developed intellectual property and other corporate level services.

Corporate support costs were approximately $4.9 million in the six months ended June 30, 2014, as compared to $22.4 million for the same period in 2013. These expenses are included in our consolidated general and administrative expenses. The decrease in corporate support costs were primarily due to the same reasons as noted above for the change in the second quarter of 2014 as compared to the second quarter of 2013.

Other income. Other income for the second quarter of 2014 was $1.7 million as compared to $1.7 million for the first quarter of 2014 and a loss of ($1.4) million for the second quarter of 2013. The increase in other income in the second quarter of 2014 as compared to the second quarter of 2013 was primarily related to the sale of certain investments at a loss during the second quarter of 2013.

Noncontrolling interests

Net income attributable to noncontrolling interests was $33.7 million for the second quarter of 2014 as compared to $28.4 million for the first quarter of 2014, and $29.0 million for the second quarter of 2013. The increases in net income attributable to noncontrolling interests in the second quarter of 2014, as compared to both the first quarter of 2014 and the second quarter of 2013, was primarily due to the overall number of joint ventures and an increase in the overall profitability of certain of our dialysis joint ventures.

Accounts receivable

Our consolidated total accounts receivable balances at June 30, 2014 and March 31, 2014 were $1,550 million and $1,540 million, respectively, which represented approximately 46 and 47 days of revenue, respectively, which is net of the provision for uncollectible accounts.

Outlook

We are updating our consolidated operating income guidance for 2014 to now be in the range of $1.755 billion to $1.840 billion. Our previous consolidated operating income guidance for 2014 was in the range of $1.725 billion to $1.840 billion.

We are also updating our operating income guidance for our Kidney Care division for 2014 to now be in the range of $1.550 billion to $1.600 billion. Our previous operating income guidance for Kidney Care for 2014 was in the range of $1.520 billion to $1.580 billion.

We are lowering the high end of our operating income guidance for HCP for 2014 to now be in the range of $205 million to $240 million. Our previous operating income guidance for HCP for 2014 was in the range of $205 million to $260 million.

We still expect our consolidated operating cash flow for 2014 to be in the range of $1.450 billion to $1.550 billion.

The consolidated cash flow amounts for 2014 exclude any potential payment relating to the 2010 and 2011 U.S. Attorney Physician Relationship Investigations.

These projections and the underlying assumptions involve significant risks and uncertainties, and actual results may differ materially from these current projections. See page 41 for further details regarding our forward looking statements.

Liquidity and capital resources

Liquidity and capital resources. Cash flow from operations during the second quarter of 2014 was $262 million, compared to $307 million during the second quarter of 2013. Cash flow from operations in the second quarter of 2014 decreased as a result of a decline in cash collections and the timing of certain other working capital items, partially offset by lower income tax payments. Non-operating cash outflows for the second quarter of 2014 included capital asset expenditures of $152 million, including $88 million for new center developments and relocations and $64 million for maintenance and information technology. In addition, we spent $31 million for acquisitions and we paid distributions to noncontrolling interests of $33 million in that period. Non-operating cash outflows for the second quarter of 2013 included capital asset expenditures of $142 million, including $84 million for new center developments and relocations and $58 million for maintenance and information technology. In addition, we spent $61 million for acquisitions and we paid distributions to noncontrolling interests of $30 million in that period.

Cash flow from operations for the six months ended June 30, 2014 was $681 million, compared to $686 million during the same period in 2013. Cash flow from operations in 2014 decreased as a result of a decline in cash collections and the timing of certain working capital items. Non-operating cash outflows during the six months ended June 30, 2014, included capital asset expenditures of $279 million, including $165 million for new center developments and relocations and $114 million for maintenance and information technology. In addition, we spent $98 million for acquisitions and we paid distributions to noncontrolling interests of $66 million in that period. Non-operating cash outflows during the six months ended June 30, 2013, included capital asset expenditures of $258 million, including $154 million for new center developments and relocations and $104 million for maintenance and information technology. In addition, we spent $152 million for acquisitions and we paid distributions to noncontrolling interests of $65 million in that period.

During the second quarter of 2014, our U.S. dialysis and related lab services business opened 22 dialysis centers and provided management and administrative services to one less dialysis center. In addition, our international dialysis operations acquired three dialysis centers, opened six dialysis centers, closed one dialysis center and provided management and administrative services to one additional center. During the second quarter of 2013, we acquired a total of three dialysis centers, opened 18 dialysis centers, merged one center into one other existing center, sold two centers and provided management and administrative services to one additional center located in the U.S. In addition, we also acquired a total of eight centers and closed one center outside of the U.S.

During the six months ended June 30, 2014, our U.S. dialysis and related lab services business acquired a total of one dialysis center, opened 46 dialysis centers and merged two dialysis centers into other existing dialysis centers. In addition, our international dialysis operations acquired three dialysis centers, opened seven dialysis centers, closed two dialysis centers and provided management and administrative services to three additional centers. During the six months ended June 30, 2013, we acquired a total of 11 dialysis centers, opened 45 dialysis centers, merged two centers into other existing centers, sold two centers and provided management and administrative services to four additional centers located in the U.S. In addition, we also acquired and opened a total of 12 centers and provided management and administrative service to one additional center outside of the U.S., four of which we provide management and administrative services to, which we consolidate under applicable accounting standards.

During the second quarter of 2014, our HCP business acquired one primary care physician practice and two private medical practices. During the six months ended June 30, 2014, our HCP business acquired one management services organization, six private medical practices, one family practice and two primary care physician practices. During the second quarter of 2013, our HCP business acquired two primary care physician practices and one oncology services center. During the six months ended June 30, 2014, our HCP business acquired two primary care physician practices, one oncology services center and one hospice care services business.

During the first six months of 2014, we made mandatory principal payments under our then existing Senior Secured Credit Facilities (before entering into a new senior secured credit agreement and repaying all outstanding amounts under the then existing Senior Secured Credit Facilities) totaling $37.5 million on the Term Loan A, $16.9 million on the Term Loan A-3, $4.4 million on the Term Loan B and $4.1 million on the Term Loan B-2.

In June 2014, we entered into a $5,500 million senior secured credit agreement (the New Credit Agreement). The New Credit Agreement consists of a five year Revolving Credit Facility in the aggregate principal amount of $1,000 million (the New Revolver), a five year Term Loan A facility in the aggregate principal amount of $1,000 million (the New Term Loan A) and a seven year Term Loan B facility in the aggregate principal amount of $3,500 million (the New Term Loan B and collectively with the New Revolver and the New Term Loan A, the New Loans). In addition, we can increase the existing revolving commitments and enter into one or more incremental term loan facilities in an amount not to exceed the sum of $1,500 million (less the amount of other permitted indebtedness incurred or issued in reliance on such amount), plus an amount of indebtedness such that the senior secured leverage ratio is not in excess of 3.50 to 1.00 after giving effect to such borrowings. The New Revolver and the New Term Loan A initially bears interest at LIBOR plus an interest rate margin of 1.75% which is subject to adjustment depending upon our leverage ratio and can range from 1.50% to 2.00%. The New Term Loan A requires annual principal payments beginning on September 30, 2014 of $25 million in 2014, $50 million in 2015, $62.5 million in 2016, $87.5 million in 2017, and $100 million in 2018 with the balance of $675 million due in 2019. The New Term Loan B bears interest at LIBOR (Floor of 0.75%) plus an interest rate margin of 2.75%. The New Term Loan B requires annual principal payments of $17.5 million in 2014, and $35 million for each year from 2015 through 2020, with the balance of $3,272.5 million due in 2021. These New Loans under the New Credit Agreement are guaranteed by certain of our direct and indirect wholly-owned domestic subsidiaries holding most of our domestic assets and are secured by substantially all of DaVita HealthCare Partners Inc.’s and the guarantors’ assets. The New Credit Agreement contains certain customary affirmative and negative covenants such as various restrictions or limitations on the amount of investments, acquisitions, the payment of dividends and redemptions and the incurrence of other indebtedness. Many of these restrictions and limitations will not apply as long as our leverage ratio is below 3.50 to 1.00. In addition, the New Credit Agreement places limitations on the amount of tangible net assets of the non-guarantor subsidiaries and also requires compliance with a maximum leverage ratio covenant.

In addition, in June 2014, we issued $1,750 million 5 1⁄8% Senior Notes due 2024 (the 5 1⁄8% Senior Notes). The 5 1⁄8% Senior Notes pay interest on January 15 and July 15 of each year beginning January 15, 2015. The 5 1⁄8% Senior Notes are unsecured obligations and will rank equally in right of payment with our existing and future unsecured senior indebtedness. The 5 1⁄8% Senior Notes are guaranteed by each of our domestic subsidiaries that guarantees our New Credit Agreement. We may redeem up to 35% of the 5 1⁄8% Senior Notes at any time prior to July 15, 2017 at a certain specified price from the proceeds of one or more equity offerings. In addition, we may redeem the 5 1⁄8% Senior Notes at any time prior to July 15, 2019 at make whole redemption prices and after such date at certain specified redemption prices.

We received total proceeds from these borrowings of $6,250 million, $4,500 million from the issuance of the New Term Loans and $1,750 million from the issuance of the 5 1⁄8% Senior Notes. We used a portion of the proceeds to pay off the total outstanding principal balances under our then existing Senior Secured Credit Facilities plus accrued interest totaling $5,362.4 million and in addition, to purchase pursuant to a cash tender offer $483.1 million of the outstanding principal balances of our $775 million 6 3⁄8% Senior Notes plus accrued interest and cash tender premium totaling $512.4 million. The total amount paid for the 6 3⁄8% Senior Notes from the cash tender offer was $1,051.25 per 1,000 of principal amount of the 6 3⁄8% Senior Notes, which resulted in our paying a cash tender premium of $24.8 million for the redemption of this portion of the 6 3⁄8% Senior Notes. We also incurred an additional $81.6 million in fees, discounts and other professional expenses associated with these transactions.

In July 2014, we also purchased an additional $0.188 million principal amount of the 6 3⁄8% Senior Notes plus accrued interest totaling $0.194 million pursuant to the cash tender offer at a price of $1,021.25 per 1,000 of principal amount of the 6 3⁄8% Senior Notes, which resulted in our paying an additional cash tender premium of $0.004 million.

In addition, in July 2014, we redeemed the remaining outstanding principal balance of the 6 3⁄8% Senior Notes of $291.7 million at a redemption price of $1,047.81 per 1,000 of principal amount of the 6 3⁄8% Senior Notes plus accrued interest and a redemption premium which totaled $310.0 million. This resulted in an additional redemption premium of $14.0 million being recorded as debt refinancing charges.

As a result of these transactions, we recorded debt refinancing charges of $97.5 million that consist of the cash tender premiums, the redemption premium, the write-off of existing deferred financing costs, the write-off of certain new refinancing costs, other professional fees and the losses associated with the termination of several of our interest rate swap agreements.

In addition, as a result of these transactions, we terminated $1,137.5 million notional amounts of amortizing swaps and also terminated $600.0 million of forward swaps during June 2014, that resulted in our recognizing a loss of $3.1 million, of which $3.0 million was previously recorded in other comprehensive income due to our previously outstanding principal debt being paid-off as described above, and as a result of future forecasted transactions that are no longer probable. The loss is included as a component of our debt refinancing charges. During the six months ended June 30, 2014, we recognized debt expense of $6.1 million from these swaps.

As of June 30, 2014, we maintain several interest rate swap agreements that were entered into in March 2013 with amortizing notional amounts of these swap agreements totaling $878.7 million. These agreements have the economic effect of modifying the LIBOR variable component of our interest rate on an equivalent amount of our New Term Loan A to fixed rates ranging from 0.49% to 0.52%, resulting in an overall weighted average effective interest rate of 2.26%, including the New Term Loan A margin of 1.75%. The overall weighted average effective interest rate also includes the effects of $121.3 million of unhedged New Term Loan A debt that bears interest at LIBOR plus an interest rate margin of 1.75%. The swap agreements expire on September 30, 2016 and require monthly interest payments. During the six months ended June 30, 2014, we recognized debt expense of $1.6 million from these swaps. As of June 30, 2014, the total fair value of these swap agreements was a net asset of approximately $0.8 million. We estimate that approximately $2.7 million of existing unrealized pre-tax losses in other comprehensive income at June 30, 2014 will be reclassified into income over the next twelve months.

As of June 30, 2014, we maintain several interest rate cap agreements that were entered into in March 2013 with notional amounts totaling $2,735 million on our New Term Loan B debt. These agreements have the economic effect of capping the LIBOR variable component of our interest rate at a maximum of 2.50% on an equivalent amount of our New Term Loan B. During the six months ended June 30, 2014, we recognized debt expense of $1.2 million from these caps. The cap agreements expire on September 30, 2016. As of June 30, 2014, the total fair value of these cap agreements was an asset of approximately $2.7 million. During the six months ended June 30, 2014, we recorded a loss of $4.9 million in other comprehensive income due to a decrease in the unrealized fair value of these cap agreements.

As of June 30, 2014, we also maintain five other interest rate cap agreements with notional amounts totaling $1,250 million. These agreements have the economic effect of capping the LIBOR variable component of our interest rate at a maximum of 4.00% on an equivalent amount of our New Term Loan B debt. However, as a result of the interest rate cap agreements that were entered into in March 2013, as described above, these interest rate cap agreements became ineffective cash flow hedges and as a result any changes in the fair value associated with these interest rate cap agreements will be charged to income. During the six months ended June 30, 2014, we recognized debt expense of $1.8 million from these caps. The cap agreements expire on September 30, 2014.

As a result of an embedded LIBOR floor on the New Term Loan B debt agreement and the swap and cap agreements, our overall weighted average effective interest rate on the Senior Secured Credit Facilities was 3.51%, based upon the current margins in effect of 1.75% for the New Term Loan A and 2.75% for the New Term Loan B, as of June 30, 2014.

As of June 30, 2014, the interest rate on our New Term Loan B debt is effectively fixed because of an embedded LIBOR floor which is higher than actual LIBOR as of such date. Furthermore, the interest rate on $2,735 million of our New Term Loan B is subject to an interest rate cap if LIBOR should rise above 2.50%. Interest rates on our senior notes are fixed by their terms. The LIBOR variable component of our interest rates on the majority of our New Term Loan A is economically fixed as a result of interest rate swaps.

Our overall weighted average effective interest rate during the second quarter of 2014 was 4.85% and as of June 30, 2014 was 4.56%.

As of June 30, 2014, we had undrawn revolving credit facilities totaling $1,000 million of which approximately $83 million was committed for outstanding letters of credit. In addition, HCP has an outstanding letter of credit of approximately $1 million that is secured by a certificate of deposit.

We believe that we will have sufficient liquidity and will generate significant operating cash flows to fund our scheduled debt service and other obligations for the foreseeable future, including the next 12 months, under the terms of our debt agreements. Our primary sources of liquidity are cash from operations and cash from borrowings.

Goodwill

HCP’s current and expected future operating results have eroded recently, primarily as a result of reductions in its Medicare Advantage reimbursement rates. As a result, we have determined that two of HCP’s reporting units, HCP California and HCP Nevada, are at risk of goodwill impairment. HCP California and HCP Nevada have goodwill of $2,511 million and $518 million respectively.

We obtained preliminary third-party valuations of these two businesses as of June 30, 2014, noting that the estimated fair values of HCP California and HCP Nevada exceed their total carrying values by approximately 6.0% and 10.9%, respectively. Further reductions in HCP’s reimbursement rates or other significant adverse changes in its expected future cash flows or valuation assumptions could result in a goodwill impairment charge in the future.

For example, a sustained, long-term reduction of 3% in operating income for HCP California and HCP Nevada could reduce their estimated fair values by up to 3.1% and 2.9%, respectively. Separately, an increase in their respective discount rates of 100 basis points could reduce the estimated fair values of HCP California and HCP Nevada by up to 7.7% and 6.1%, respectively.

During the first six months of 2014, we did not record any goodwill impairment charges. Except as described above, none of the goodwill associated with our various other reporting units was considered at risk of impairment as of June 30, 2014. Since the dates of our last annual goodwill impairment tests, there have been certain developments, events, changes in operating performance and other changes in circumstances that have affected our businesses. However, these did not cause management to believe it is more likely than not that the fair value of any of its reporting units would be less than its carrying amount.

Stock-based compensation awards

Stock-based compensation awards are measured at their estimated fair values on the date of grant if settled in shares, or at their estimated fair values at the end of each reporting period if settled in cash. The value of stock-based awards so measured is recognized as compensation expense on a cumulative straight-line basis over the vesting terms of the awards, adjusted for expected forfeitures. During the six months ended June 30, 2014, we granted 1,247,927 stock-settled stock appreciation rights with an aggregate grant-date fair value of $20.0 million and a weighted-average expected life of approximately 4.2 years and 315,799 stock units with an aggregate grant-date fair value of $22.8 million and a weighted-average expected life of approximately 3.4 years, 105,360 of which are performance-based.

Long-term incentive compensation

Long-term incentive program (LTIP) compensation includes both stock-based awards (principally stock-settled stock appreciation rights, restricted stock units and performance stock units) as well as long-term performance-based cash awards. Long-term incentive compensation expense, which was primarily general and administrative in nature, was attributed to our dialysis and related lab services business, our HCP business, corporate support costs, and the ancillary services and strategic initiatives.

Long-term incentive compensation costs of $29.9 million in the second quarter of 2014 increased by approximately $6.8 million as compared to the first quarter of 2014 and increased by approximately $9.8 million as compared to the second quarter of 2013. The increase in long-term incentive compensation in the second quarter of 2014 as compared to the first quarter of 2014 was primarily due to an increase in the fair value of LTIP awards during the quarter that contributed additional expense as well as the additional expense from LTIP awards granted during the second quarter. The increase in long-term incentive compensation in the second quarter of 2014 as compared to the second quarter of 2013 was primarily due to an increase in the fair value of LTIP awards that contributed expense to this period and additional expense from the LTIP grants awarded during the quarter.

As of June 30, 2014, there was $162.4 million of total estimated unrecognized compensation cost for outstanding LTIP awards, including $99.3 million related to stock-based compensation arrangements under our equity compensation and stock purchase plans. We expect to recognize the performance-based cash component of these LTIP costs over a weighted average remaining period of 1.1 years and the stock-based component of these LTIP costs over a weighted average remaining period of 1.4 years.

Off-balance sheet arrangements and aggregate contractual obligations

In addition to the debt obligations reflected on our balance sheet, we have commitments associated with operating leases and letters of credit, as well as potential obligations associated with our equity investments in nonconsolidated businesses and to dialysis centers that are wholly-owned by third parties. Substantially all of our U.S. dialysis facilities are leased. We have potential obligations to purchase the noncontrolling interests held by third parties in several of our majority-owned joint ventures, non-owned and minority-owned entities. These obligations are in the form of put provisions and are exercisable at the third-party owners’ discretion within specified periods as outlined in each specific put provision. If these put provisions were exercised, we would be required to purchase the third-party owners’ noncontrolling interests at either the appraised fair market value or a predetermined multiple of earnings or cash flow attributable to the noncontrolling interests put to us, which is intended to approximate fair value. The methodology we use to estimate the fair values of noncontrolling interests subject to put provisions assumes either the higher of a liquidation value of net assets or an average multiple of earnings, based on historical earnings, patient mix and other performance indicators that can affect future results, as well as other factors. The estimated fair values of the noncontrolling interests subject to put provisions is a critical accounting estimate that involves significant judgments and assumptions and may not be indicative of the actual values at which the noncontrolling interests may ultimately be settled, which could vary significantly from our current estimates. The estimated fair values of noncontrolling interests subject to put provisions can fluctuate and the implicit multiple of earnings at which these noncontrolling interests obligations may be settled will vary significantly depending upon market conditions including potential purchasers’ access to the capital markets, which can impact the level of competition for dialysis and non-dialysis related businesses, the economic performance of these businesses and the restricted marketability of the third-party owners’ noncontrolling interests. The amount of noncontrolling interests subject to put provisions that contractually employ a predetermined multiple of earnings rather than fair value are immaterial. For additional information see Note 10 to the condensed consolidated financial statements.

We also have certain other potential commitments to provide operating capital to several dialysis centers that are wholly-owned by third parties or centers in which we own a minority equity investment as well as to physician-owned vascular access clinics that we operate under management and administrative services agreements.

The following is a summary of these contractual obligations and commitments as of June 30, 2014 (in millions):

	Remainder of 2014	1-3 years	4-5 years	After 5 years	Total
Scheduled payments under contractual obligations:
Long-term debt	$344	$343	$858	$7,089	$8,634
Interest payments on the senior notes	63	541	426	822	1,852
Interest payments on the New Term Loan B(1)	65	305	239	234	843
Interest payments on the New Term Loan A(2)	10	44	28	—	82
Capital lease obligations	4	26	23	130	183
Operating leases	167	1,007	493	714	2,381

	$653	$2,266	$2,067	$8,989	$13,975

Potential cash requirements under existing commitments:
Letters of credit	$84	$—	$—	$—	$84
Noncontrolling interests subject to put provisions	424	131	79	126	760
Non-owned and minority owned put provisions	31	—	—	—	31
Pay-fixed swaps potential obligations	3	—	—	—	3
Operating capital advances	2	—	—	—	2

	$544	$131	$79	$126	$880

(1)	Assuming no changes to LIBOR-based interest rates as the New Term Loan B currently bears interest at LIBOR (floor of 0.75%) plus an interest rate margin of 2.75%.
(2)	Based upon current LIBOR-based interest rates in effect at June 30, 2014 plus an interest rate margin of 1.75% for the New Term Loan A.

The pay-fixed swap obligations represent the estimated fair market values of our interest rate swap agreements that are based upon valuation models utilizing the income approach and commonly accepted valuation techniques that use inputs from closing prices for similar assets and liabilities in active markets as well as other relevant observable market inputs and other current market conditions that existed as of June 30, 2014. This amount represents the estimated potential obligation that we would be required to pay based upon the estimated future settlement of each specific tranche over the term of the swap agreements, assuming no future changes in the forward yield curve. The actual amount of our obligation associated with these swaps in the future will depend upon changes in the LIBOR-based interest rates that can fluctuate significantly depending upon market conditions, and other relevant factors that can affect the fair market value of these swap agreements.

In addition to the above commitments, we are obligated to purchase a certain amount of our hemodialysis products and supplies at fixed prices through 2015 from Gambro Renal Products, Inc. (Gambro) in connection with a product supply agreement with Gambro. Our total expenditures for the six months ended June 30, 2014 on such products were approximately 2% of our total U.S. dialysis operating costs. In January 2010, we entered into an agreement with Fresenius which originally committed us to purchase a certain amount of dialysis equipment, parts and supplies from them through 2013. However, this agreement has been extended through 2015. Our total expenditures for the six months ended June 30, 2014 on such dialysis products were approximately 2% of our total U.S. dialysis operating costs. The actual amount of purchases in future years from Gambro Renal Products and Fresenius will depend upon a number of factors, including the operating requirements of our centers, the number of centers we acquire, growth of our existing centers, and in the case of the Product Supply Agreement, Gambro Renal Products’ ability to meet our needs.

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

Supplemental information concerning certain Physician Groups and unrestricted subsidiaries

The following information is presented as supplemental data as required by the indentures governing our senior notes.

We provide services to certain physician groups that, while consolidated in our financial statements for financial reporting purposes, are not subsidiaries of or owned by us, do not constitute “Subsidiaries”, as defined in the indentures governing our outstanding senior notes, and do not guarantee those senior notes. In addition, we have entered into management agreements with these physician groups pursuant to which we receive management fees from the physician groups.

As of June 30, 2014, if these physician groups were not consolidated in our financial statements, our consolidated indebtedness would have been approximately $8,800 million, our consolidated other liabilities (excluding indebtedness) would have been approximately $3,151 million and our consolidated assets would have been approximately $17,451 million. If these physician groups were not consolidated in our financial statements (i) for the three months ended June 30, 2014, our consolidated total net revenues (including approximately $145 million of management fees payable to us), consolidated operating income and consolidated net income would be reduced by approximately $253 million, $12 million, and $6 million, respectively, and (ii) for the six months ended June 30, 2014, our consolidated total net revenues (including approximately $302 million of management fees payable to us), consolidated operating income and consolidated net income would be reduced by approximately $494 million, $20 million, and $9 million, respectively.

In addition, we own a 67% equity interest in California Medical Group Insurance (CMGI). CMGI is an Unrestricted Subsidiary, as defined in the indentures governing our outstanding senior notes, and does not guarantee those senior notes. Our equity interest in CMGI is accounted for under the equity method of accounting, meaning that, although CMGI is not consolidated in our financial statements for financial reporting purposes, our consolidated income statement reflects our pro rata share of CMGI’s net loss as equity investment loss.

For the three months ended June 30, 2014, our equity investment income attributable to CMGI was income of approximately $0.016 million, and for the three months ended June 30, 2014, excluding our equity investment income attributable to CMGI, our consolidated operating income and consolidated net income would be decreased by approximately $0.016 million and $0.009 million, respectively. For the six months ended June 30, 2014, our equity investment loss attributable to CMGI was a loss of approximately $0.2 million, and for the six months ended June 30, 2014, excluding our equity investment loss attributable to CMGI, our consolidated operating income and consolidated net income would be increased by approximately $0.2 million and $0.1 million, respectively. See Note 20 to the condensed consolidated financial statements for further details.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest rate sensitivity

The tables below provide information about our financial instruments that are sensitive to changes in interest rates. The table below presents principal repayments and current weighted average interest rates on our debt obligations as of June 30, 2014. The variable rates presented reflect the weighted average LIBOR rates in effect for all debt tranches plus interest rate margins in effect as of June 30, 2014. The New Term Loan A margin in effect is 1.75% at June 30, 2014, and along with the revolving line of credit are subject to adjustment depending upon changes in certain of our financial ratios, including a leverage ratio. The New Term Loan B currently bears interest at LIBOR (floor of 0.75%) plus an interest rate margin of 2.75%.

	Expected maturity date						Thereafter	Total	Average interest rate	Fair value
	2014	2015	2016	2017	2018	2019
	(dollars in millions)
Long term debt:
Fixed rate	$322	$60	$51	$53	$52	$51	$7,218	$7,807	4.85%	$7,995
Variable rate	$26	$52	$64	$89	$102	$676	$1	$1,010	1.90%	$1,010

	Notional amount	Contract maturity date					Pay fixed	Receive variable	Fair value
		2014	2015	2016	2017	2018
	(dollars in millions)
Swaps:
Pay-fixed rate	$879	$24	$95	$760	$—	$—	0.49% to 0.52%	LIBOR	$0.8
Cap agreements	$2,735	$—	$—	$2,735	$—	$—		LIBOR above 2.50%	$2.7

Our Senior Secured Credit Facilities, which include the New Term Loan A and the New Term Loan B, consist of various individual tranches of debt that can range in maturity from one month to twelve months (currently, all tranches are one month in duration). For the New Term Loan A, each tranche bears interest at a LIBOR rate that is determined by the duration of such tranche plus an interest rate margin. The LIBOR variable component of the interest rate for each tranche is reset as such tranche matures and a new tranche is established. LIBOR can fluctuate significantly depending upon conditions in the credit and capital markets. However, the LIBOR variable component of the interest rate for the majority of the New Term Loan A is economically fixed as a result of our swap agreements, as described below.

The New Term Loan B is subject to a LIBOR floor of 0.75%. Because actual LIBOR, as of June 30, 2014, was lower than this embedded LIBOR floors, the interest rate on the New Term Loan B is treated as “effectively fixed” for purposes of the table above. We have included the New Term Loan B in the fixed rate totals in the table above until such time as the actual LIBOR-based variable component of our interest rate exceeds 0.75% on the New Term Loan B. At such time, we will then be subject to LIBOR-based interest rate volatility on the LIBOR variable component of our interest rate for the New Term Loan B, but limited to a maximum LIBOR rate of 2.50% on $2,735 million of outstanding principal debt on the New Term Loan B as a result of the interest rate cap agreements, as described below. The remaining $765 million outstanding principal balance of the New Term Loan B is subject to LIBOR-based interest rate volatility above a floor of 0.75%.

As of June 30, 2014, we maintain several interest rate swap agreements that were entered into in March 2013 with amortizing notional amounts of these swap agreements totaling $878.7 million. These agreements have the economic effect of modifying the LIBOR variable component of our interest rate on an equivalent amount of our New Term Loan A to fixed rates ranging from 0.49% to 0.52%, resulting in an overall weighted average effective interest rate of 2.26%, including the New Term Loan A margin of 1.75%. The overall weighted average effective interest rate also includes the effects of $121.3 million of unhedged New Term Loan A debt that bears interest at LIBOR plus an interest rate margin of 1.75%. The swap agreements expire on September 30, 2016 and require monthly interest payments. During the six months ended June 30, 2014, we recognized debt expense of $1.6 million from these swaps. As of June 30, 2014, the total fair value of these swap agreements was a net asset of approximately $0.8 million. We estimate that approximately $2.7 million of existing unrealized pre-tax losses in other comprehensive income at June 30, 2014 will be reclassified into income over the next twelve months.

As of June 30, 2014, we maintain several interest rate cap agreements that were entered into in March 2013 with notional amounts totaling $2,735 million on our New Term Loan B debt. These agreements have the economic effect of capping the LIBOR variable component of our interest rate at a maximum of 2.50% on an equivalent amount of our New Term Loan B. During the six months ended June 30, 2014, we recognized debt expense of $1.2 million from these caps. The cap agreements expire on September 30, 2016. As of June 30, 2014, the total fair value of these cap agreements was an asset of approximately $2.7 million. During the six months ended June 30, 2014, we recorded a loss of $4.9 million in other comprehensive income due to a decrease in the unrealized fair value of these cap agreements.

As of June 30, 2014, we also maintain five other interest rate cap agreements with notional amounts totaling $1,250 million. These agreements have the economic effect of capping the LIBOR variable component of our interest rate at a maximum of 4.00% on an equivalent amount of our New Term Loan B debt. However, as a result of the interest rate cap agreements that were entered into in March 2013, as described above, these interest rate cap agreements became ineffective cash flow hedges and as a result any changes in the fair value associated with these interest rate cap agreements will be charged to income. During the six months ended June 30, 2014, we recognized debt expense of $1.8 million from these caps. The cap agreements expire on September 30, 2014.

As a result of an embedded LIBOR floor on the New Term Loan B debt agreement and the swap and cap agreements, our overall weighted average effective interest rate on the Senior Secured Credit Facilities was 3.51%, based upon the current margins in effect of 1.75% for the New Term Loan A and 2.75% for the New Term Loan B, as of June 30, 2014.

As of June 30, 2014, the interest rate on our New Term Loan B debt is effectively fixed because of an embedded LIBOR floor which is higher than actual LIBOR as of such date. Furthermore, the interest rate on $2,735 million of our New Term Loan B is subject to an interest rate cap if LIBOR should rise above 2.50%. Interest rates on our senior notes are fixed by their terms. The LIBOR variable component of our interest rate on the majority of our New Term Loan A is economically fixed as a result of interest rate swaps.

Our overall weighted average effective interest rate for the second quarter of 2014 was 4.85% and as of June 30, 2014 was 4.56%.

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

Approximately 33% of our dialysis and related lab services revenues for the six months ended June 30, 2014, were generated from patients who have commercial payors as their primary payor. The majority of these patients have insurance policies that pay us on terms and at rates that are generally significantly higher than Medicare rates. The payments we receive from commercial payors generate nearly all of our profit and all of our nonacute dialysis profits come from commercial payors. We continue to experience downward pressure on some of our commercial payment rates as a result of general conditions in the market, recent and future consolidations among commercial payors, increased focus on dialysis services and other factors. There is no guarantee that commercial payment rates will not be materially lower in the future.

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

Approximately 47% of our dialysis and related lab services revenues for the six months ended June 30, 2014 was generated from patients who have Medicare as their primary payor. For patients with Medicare coverage, all ESRD payments for dialysis treatments are made under a single bundled payment rate which provides a fixed payment rate to encompass all goods and services provided during the dialysis treatment, including pharmaceuticals that were historically separately reimbursed to the dialysis providers, such as Epogen (EPO), vitamin D analogs and iron supplements, irrespective of the level of pharmaceuticals administered or additional services performed. Most lab services that used to be paid directly to laboratories are also included in the bundled payment. The bundled payment rate is also adjusted for certain patient characteristics, a geographic usage index and certain other factors.

The current bundled payment system presents certain operating, clinical and financial risks, which include:

•	Risk that our rates are reduced by CMS. CMS issued the 2014 final rule for the ESRD PPS, which phases in over three to four years the 12% cut mandated by ATRA. Although no reimbursement reduction is expected in 2014 or 2015 under the final ESRD PPS rule, it is anticipated that future reductions will occur no later than 2017. However, the recent “Protecting Access to Medicare Act” that was passed on March 31, 2014 further modified the reduction to only 1.25% in 2016 and 2017, and 1% in 2018. While this modification eases reimbursement pressure, future legislative actions could have the opposite effect. CMS recently issued the 2015 proposed rule for the ESRD PPS, which was published in the Federal Register on July 11, 2014. The proposed rule, which may change before it is finalized, would increase payments to dialysis facilities modestly by 0.3% to 0.5%, although rural facilities would receive a decrease of 0.5%. Uncertainty about future payment rates remain a material risk to our business.

•	Risk that increases in our operating costs will outpace the Medicare rate increases we receive. We expect to continue experiencing increases in operating costs that are subject to inflation, such as labor and supply costs, regardless of whether there is a compensating inflation-based increase in Medicare payment rates or in payments under the bundled payment rate system.

•	Risk of federal budget sequestration cuts. As a result of the Budget Control Act of 2011 (BCA) and subsequent activity in Congress, a $1.2 trillion sequester (across-the-board spending cuts) in discretionary programs took effect on March 1, 2013. In particular, a 2% reduction to Medicare payments took effect on April 1, 2013, which was recently extended through 2014 and 2015 by a two-year funding bill signed into law on December 26, 2013. The across-the-board spending cuts pursuant to the sequester have affected and will continue to adversely affect our revenues, earnings and cash flows.

•	Risk that we may not be able to comply with the CMS ESRD Quality Incentive Program (QIP) requirements. Beginning in payment year 2016, CMS proposed to adopt two new clinical and reporting measures, continue using six existing clinical and reporting measures, revise two existing clinical and reporting measures, and expand one existing reporting measure. The final rule establishes calendar year 2014 as the performance period for all of the quality measures. The July 11, 2014 proposed rule further modifies the QIP by removing hemoglobin as a measurable indicator and adding hospital readmission as a reporting measure. CMS proposes to have a total of eleven clinical measures and five reporting measures in 2018. The QIP continues to evolve and undergo material changes. To the extent we are not able to meet CMS’s quality measures, it could have a material adverse effect on our revenues, earnings and cash flows.

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

Approximately 20% of our dialysis and related lab services revenues for the six months ended June 30, 2014 was generated from patients who have state Medicaid or other non-Medicare government-based programs, such as coverage through the Department of Veterans Affairs (VA), as their primary coverage. As state governments and other governmental organizations face increasing budgetary pressure, we may in turn face reductions in payment rates, delays in the receipt of payments, limitations on enrollee eligibility or other changes to the applicable programs. For example, certain state Medicaid programs and the VA have recently considered, proposed or implemented payment rate reductions.

The VA recently adopted Medicare’s bundled PPS pricing methodology for any veterans receiving treatment from non-VA providers under a new national contracting initiative. Since we are a non-VA provider, these reimbursements are now tied to a percentage of Medicare reimbursement, and we have additional exposure to any dialysis reimbursement changes made by CMS. Approximately 2% of our dialysis and related lab services revenues for the six months ended June 30, 2014 was generated by the VA. In 2013, we entered into a five-year Nationwide Dialysis Services contract with the VA which is subject to one-year renewal periods, consistent with all provider agreements with the VA under this contract. These agreements provide for the right of the VA to terminate the agreements without cause on short notice. Should the VA not renew or cancel these agreements for any reason, we may cease accepting patients under this program and may be forced to close centers, which could adversely affect our revenues, earnings and cash flows.

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

Medicare bundles EPO into the prospective payment system such that dosing variations do not change the amount paid to a dialysis facility. Although some Medicaid programs and other payors suggest movement towards a bundled payment system inclusive of EPO, some non-Medicare payors continue to pay for EPO separately from the treatment rate. The administration of EPO and other pharmaceuticals that are separately billable accounted for approximately 3% of our dialysis and related lab services revenues for the six months ended June 30, 2014, with EPO alone accounting for approximately 2% of our dialysis and related lab services revenues during that period. Changes in physician clinical practices that result in further decreased utilization of prescribed pharmaceuticals or changes in payment rates for those pharmaceuticals could reduce our revenues, earnings and cash flows.

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

As of June 30, 2014, we owned a controlling interest in numerous dialysis-related joint ventures, which represented approximately 22% of our U.S. dialysis and related lab services revenues for the six months ended June 30, 2014. In addition, we also owned minority equity investments in several other dialysis related joint ventures. We may continue to increase the number of our joint ventures. Many of our joint ventures with physicians or physician groups also have certain physician owners providing medical director services to centers we own and operate. Because our relationships with physicians are governed by the federal and state anti-kickback statutes, we have sought to structure our joint venture arrangements to satisfy as many federal safe harbor requirements as we believe are commercially reasonable. However, our joint venture arrangements do not satisfy all of the elements of any safe harbor under the federal anti-kickback statute. Arrangements that do not meet all of the elements of a safe harbor are not automatically prohibited under the federal anti-kickback statute but are susceptible to government scrutiny. We have recently agreed to a framework for a global resolution with the United States Attorney’s Office for the District of Colorado, the Civil Division of the United States Department of Justice and the Office of the Inspector General for both the 2010 and the 2011 U.S. Attorney Physician Relationship Investigations, including the payment of approximately $389 million, entry into a corporate integrity agreement, the appointment of an independent compliance monitor, and the imposition of certain other business restrictions related to a subset of our joint venture arrangements. Under the terms of the framework for resolution, we have agreed to unwind a limited subset of joint ventures that were created through partial divestiture to nephrologists, and agreed not to enter into this type of partial divestiture joint venture with nephrologists in the future. The final settlement remains subject to negotiation of specific terms, and we can make no assurances as to the final outcome.

There are significant estimating risks associated with the amount of dialysis revenues and related refund liabilities that we recognize and if we are unable to accurately estimate our revenues and related refund liabilities, it could impact the timing and the amount of our revenues recognition or have a significant impact on our operating results.

There are significant estimating risks associated with the amount of dialysis and related lab services revenues and related refund liabilities that we recognize in a reporting period. The billing and collection process is complex due to ongoing insurance coverage changes, geographic coverage differences, differing interpretations of contract coverage, and other payor issues. Determining applicable primary and secondary coverage for approximately 168,000 U.S. patients at any point in time, together with the changes in patient coverage that occur each month, requires complex, resource-intensive processes. Errors in determining the correct coordination of benefits may result in refunds to payors. Revenues associated with Medicare and Medicaid programs are also subject to estimating risk related to the amounts not paid by the primary government payor that will ultimately be collectible from other government programs paying secondary coverage, the patient’s commercial health plan secondary coverage or the patient. Collections, refunds and payor retractions typically continue to occur for up to three years and longer after services are provided. We generally expect our range of U.S. dialysis and related lab services revenues estimating risk to be within 1% of net revenues for the segment, which represents approximately 5% of dialysis and related lab services adjusted operating income. If our estimates of dialysis and related lab services revenues and related refund liabilities are materially inaccurate, it could impact the timing and the amount of our revenues recognition and have a significant impact on our operating results.

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

Deterioration in economic conditions as well as further disruptions in the financial markets could have a material adverse effect on our revenues, earnings and cash flows and otherwise adversely affect our financial condition.

Deterioration in economic conditions could adversely affect our business and our profitability. Among other things, the potential decline in federal and state revenues that may result from such conditions may create additional pressures to contain or reduce reimbursements for our services from Medicare, Medicaid and other government sponsored programs. Increasing job losses or slow improvement in the unemployment rate in the U.S. as a result of adverse economic conditions has and may continue to result in a smaller percentage of our patients being covered by an employer group health plan and a larger percentage being covered by lower paying Medicare and Medicaid programs. Employers may also select more restrictive commercial plans with lower reimbursement rates. To the extent that payors are negatively impacted by a decline in the economy, we may experience further pressure on commercial rates, a further slowdown in collections and a reduction in the amounts we expect to collect. In addition, uncertainty in the financial markets could adversely affect the variable interest rates payable under our credit facilities or could make it more difficult to obtain or renew such facilities or to obtain other forms of financing in the future, if at all. Any or all of these factors, as well as other consequences of a deterioration in economic conditions which cannot currently be anticipated, could have a material adverse effect on our revenues, earnings and cash flows and otherwise adversely affect our financial condition.

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

Substantially all of HCP’s revenue is derived from fixed Per Member Per Month (PMPM) fees paid by health plans under capitation agreements with HCP or its associated physician groups. While there are variations specific to each arrangement, DaVita HealthCare Partners Plan, Inc., a subsidiary of HealthCare Partners Holdings, LLC and a restricted Knox-Keene licensed entity (DaVita HealthCare Partners Plan), HCP’s associated physician groups generally contract with health plans to receive a PMPM fee for professional services and assume the financial responsibility for professional services only. In some cases, the health plans separately enter into capitation contracts with third parties (typically hospitals) who receive directly a PMPM fee and assume contractual financial responsibility for hospital services. In other cases, the health plan does not pay any portion of the PMPM fee to the hospital, but rather administers claims for hospital expenses itself. In both scenarios, HCP enters into managed care-related administrative services agreements or similar arrangements with those third parties (typically hospitals) under which HCP agrees to be responsible for utilization review, quality assurance, and other managed care-related administrative functions and claim payments. As compensation for such administrative services, HCP is entitled to receive a percentage of the amount by which the institutional capitation revenue received from health plans exceeds institutional expenses; any such risk-share amount to which HCP is entitled is recorded as medical revenues and HCP is also responsible for a percentage of any short-fall in the event that institutional expenses exceed institutional revenues. To the extent that members require more care than is anticipated, aggregate fixed PMPM amounts, or capitation payments, may be insufficient to cover the costs associated with treatment. If medical expenses exceed estimates, except in very limited circumstances, HCP will not be able to increase the PMPM fee received under these risk agreements during their then-current terms and could, directly or indirectly through its contracts with its associated physician groups, suffer losses with respect to such agreements.

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

Historically, HCP’s and its associated physician groups’ medical expenses as a percentage of revenue have fluctuated. Factors that may cause medical expenses to exceed estimates include:

•	the health status of members;

•	higher than expected utilization of new or existing healthcare services or technologies;

•	an increase in the cost of healthcare services and supplies, including pharmaceuticals, whether as a result of inflation or otherwise;

•	changes to mandated benefits or other changes in healthcare laws, regulations, and practices;

•	periodic renegotiation of provider contracts with specialist physicians, hospitals, and ancillary providers;

•	periodic renegotiation of contracts with HCP’s affiliated primary care physicians and specialists;

•	changes in the demographics of the participating members and medical trends;

•	contractual or claims disputes with providers, hospitals, or other service providers within a health plan’s network;

•	the occurrence of catastrophes, major epidemics, or acts of terrorism; and

•	the reduction of health plan premiums.

Risk-sharing arrangements that HCP and its associated physician groups have with health plans and hospitals could result in their costs exceeding the corresponding revenues, which could reduce or eliminate any shared risk profitability.

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

In California and Nevada, HCP operates by maintaining long-term contracts with its associated physician groups which are each owned and operated by physicians and which employ or contract with additional physicians to provide physician services. Under these arrangements, HCP provides management services and, receives a management fee for providing non-medical management services; however, HCP does not represent that it offers medical services, and does not exercise influence or control over the practice of medicine by the physicians or the associated physician groups.

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

It is possible that a state regulatory agency or a court could determine that HCP’s agreements with physician equity holders of certain managed California and Nevada associated physician groups as described above, either independently or coupled with the management services agreements with such associated physician groups are in violation of the corporate practice of medicine doctrine. As a result, these arrangements could be deemed invalid, potentially resulting in a loss of revenues and an adverse effect on results of operations derived from such associated physician groups. Such a determination could force a restructuring of HCP’s management arrangements with associated physician groups in California and/or Nevada, which might include revisions of the management services agreements, including a modification of the management fee and/or establishing an alternative structure, which would permit HCP to contract with a physician network without violating the corporate practice of medicine prohibition. There can be no assurance that such a restructuring would be feasible, or that it could be accomplished within a reasonable time frame without a material adverse effect on HCP’s operations and financial results. In December 2013, DaVita HealthCare Partners Plan obtained a restricted Knox-Keene license in California pursuant to the California Knox-Keene Health Care Service Plan Act of 1975 (the Knox-Keene Act), which permits DaVita HealthCare Partners Plan to contract with health plans in California to accept global risk without violating the corporate practice of medicine prohibition. However, HCP’s Nevada associated physician groups and HCP, as well as those physician equity holders of associated physician groups who are subject to succession agreements with HCP, could be subject to criminal or civil penalties or an injunction for practicing medicine without a license or aiding and abetting the unlicensed practice of medicine.

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

If DaVita HealthCare Partners Plan, Inc. is not able to satisfy financial solvency or other regulatory requirements, DaVita HealthCare Partners Plan, Inc. could become subject to sanctions and its license to do business in California could be limited, suspended or terminated.

The Knox-Keene Act requires health care service plans operating in California to comply with financial solvency and other requirements overseen by the California Department of Managed Health Care (DMHC). Under the Knox-Keene Act, and as a California health care services plan, DaVita HealthCare Partners Plan, Inc. is required to, among other things:

•	Maintain, at all times, a minimum tangible net equity;

•	Submit periodic financial solvency reports to the DMHC containing various data regarding performance and financial solvency;

•	Comply with extensive regulatory requirements; and

•	Submit to periodic regulatory audits and reviews concerning DaVita HealthCare Partner Plan, Inc.’s operations and compliance with the Knox-Keene Act.

In the event that DaVita HealthCare Partners Plan, Inc. is not in compliance with the provisions of the Knox-Keene Act, it could be subject to sanctions, or limitations on, or suspension of its license to do business in California.

If HCP’s associated physician group is not able to satisfy the California Department of Managed Health Care’s financial solvency requirements, HCP’s associated physician group could become subject to sanctions and HCP’s ability to do business in California could be limited or terminated.

The DMHC has instituted financial solvency regulations to monitor the financial solvency of capitated physician groups. Under these regulations, HCP’s associated physician group is required to, among other things:

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

In the event that HCP’s associated physician group is not in compliance with any of the above criteria, HCP’s associated physician group could be subject to sanctions, or limitations on, or removal of, its ability to do business in California.

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

On April 1, 2013, CMS published its final 2014 “Call Letter” —CMS’s annual notice to health plans regarding the Medicare Advantage payment methodology and estimated rates for 2014. In a reversal of its previous estimates, which called for a 2.2% reduction in the 2014 Medicare Advantage rates, CMS included in its final 2014 Call Letter an estimated 3.3% increase in the 2014 Medicare Advantage rates. This reversal was the result of CMS’s new assumption that congressional action would prospectively fix the Medicare physician fee schedule’s SGR formula. By assuming an imminent solution to the SGR formula’s automatic rate reductions, CMS was able to base its 2014 Medicare Advantage estimates on an assumed 0% change in the Medicare physician fee schedule rates for 2014. As noted above, this change in CMS’s assumption has a dramatic positive impact on the estimated Medicare Advantage rates for 2014; however, a resolution of the SGR formula has yet to be passed by Congress. On March 31, 2014 Congress passed its 17th delay to the implementation of the SGR formula, which would have led to a 24% reduction in Medicare payments to physicians. This delay extends implementation for a further 12 months, during which time we believe that Congress intends to be able to pass a more permanent solution to the SGR formula. Although a congressionally mandated change to the SGR formula, as described above, would potentially have a significant positive impact on HCP’s Medicare Advantage revenues and net income, the likelihood of increasing medical costs and the uncertainty of congressional action mitigate against the positive impact of CMS’s recent Medicare Advantage estimates.

In addition to the uncertainty surrounding whether Congress will be able to resolve the SGR formula’s automatic rate reductions, there is uncertainty regarding both Medicare Advantage payment rates and beneficiary enrollment, which, if reduced as a result of the implementation of the Health Reform Acts, would reduce HCP’s overall revenues and net income. For example, although the Congressional Budget Office (CBO) predicted in 2012 that Medicare Advantage participation would drop precipitously by 2020, in 2013 the CBO reversed its prediction and instead predicted that enrollment in Medicare Advantage could increase by up to 50% in the next decade. Further fluctuation in Medicare Advantage payment rates were evidenced by CMS’s announcement in its final 2015 “Call Letter” that Medicare Advantage rates would rise an average of 0.4% in 2015, instead of falling 1.9% as it had proposed in February 2014. Uncertainty over Medicare Advantage enrollment and payment rates present a continuing risk to HCP’s business.

Finally, although the Health Reform Acts provide for reductions in payments to Medicare Advantage plans, the Health Reform Acts also provide for bonus payments to Medicare Advantage plans with four or five star quality ratings. In November 2011, CMS announced a three-year demonstration project with an alternative bonus structure that awards bonuses to plans with three or more stars. In the 2015 guidance issued by CMS on April 7, 2014, CMS indicated that the demonstration project to provide incremental reimbursement to health plans with less than four stars would not be continued. This may negatively impact the level of reimbursement HCP receives from those health plans, which may have an adverse effect on HCP’s revenues, earnings and cash flows.

HCP’s operations are dependent on competing health plans and, at times, a health plan’s and HCP’s economic interests may diverge.

For the six months ended June 30, 2014, 66% of HCP’s consolidated capitated medical revenues were earned through contracts with three health plans.

HCP expects that, going forward, substantially all of its revenue will continue to be derived from its contracts with health plans. Each health plan may immediately terminate any of HCP’s contracts and/or any individual credentialed physician upon the occurrence of certain events. They may also amend the material terms of the contracts under certain circumstances. Failure to maintain the contracts on favorable terms, for any reason, would materially and adversely affect HCP’s results of operations and financial condition. A material decline in the number of members could also have a material adverse effect on HCP’s results of operations.

Notwithstanding each health plan’s and HCP’s current shared interest in providing service to HCP’s members who are enrolled in the subject health plans, the health plans may have different and, at times, opposing economic interests from those of HCP. The health plans provide a wide range of health insurance services across a wide range of geographic regions, utilizing a vast network of providers. As a result, they and HCP may have different views regarding the proper pricing of services and/or the proper pricing of the various service providers in their provider networks, the cost of which HCP bears to the extent that the services of such service providers are utilized. These health plans may also have different views than HCP regarding the efforts and expenditures that they, HCP, and/or other service providers should make to achieve and/or maintain various quality ratings. In addition, several health plans have acquired or announced their intent to acquire provider organizations. If health plans with which HCP contracts acquire a significant number of provider organizations, they may not continue to contract with HCP or contract on less favorable terms or seek to prevent HCP from acquiring or entering into arrangements with certain providers. Similarly, as a result of changes in laws, regulations, consumer preferences, or other factors, the health plans may find it in their best interest to provide health insurance services pursuant to another payment or reimbursement structure. In the event HCP’s interests diverge from the interests of the health plans, HCP may have limited recourse or alternative options in light of its dependence on these health plans. There can be no assurances that HCP will continue to find it mutually beneficial to work with the health plans. As a result of various restrictive provisions that appear in some of the managed care agreements with health plans, HCP may at times have limitations on its ability to cancel an agreement with a particular health plan and immediately thereafter contract with a competing health plan with respect to the same service area.

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

HCP derives substantially all of its revenue from operations in Arizona, California, Florida, Nevada and New Mexico, (hereinafter referred to as the Existing Geographic Regions). As a result, HCP’s exposure to many of the risks described herein is not mitigated by a greater diversification of geographic focus. Furthermore, due to the concentration of HCP’s operations in the Existing Geographic Regions, it may be adversely affected by economic conditions, natural disasters (such as earthquakes or hurricanes), or acts of war or terrorism that disproportionately affect the Existing Geographic Regions as compared to other states and geographic markets.

To expand the operations of its network outside of the Existing Geographic Regions, including entry into the Pennsylvania market with operations expected to commence the first quarter of 2015, HCP must devote resources to identifying and exploring such perceived opportunities. Thereafter, HCP must, among other things, recruit and retain qualified personnel, develop new offices, establish potentially new relationships with one or more health plans, and establish new relationships with physicians and other healthcare providers. The ability to establish such new relationships may be significantly inhibited by competition for such relationships and personnel in the health care marketplace in the targeted new geographic regions. Additionally, HCP may face the risk that a substantial portion of the patients served in a new geographic area may be enrolled in a Medicare FFS program and will not desire to transition to a Medicare Advantage program, such as those offered through the health plans that HCP serves, or they may enroll with other health plans with whom HCP does not contract to receive services, which could reduce substantially HCP’s perceived opportunity in such geographic area. In addition, if HCP were to seek to expand outside of the Existing Geographic Regions, HCP would be required to comply with laws and regulations of states that may differ from the ones in which it currently operates, and could face competitors with greater knowledge of such local markets. HCP anticipates that any geographic expansion may require it to make a substantial investment of management time, capital, and/or other resources. There can be no assurance that HCP will be able to establish profitable operations or relationships in any new geographic markets.

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

The Health Reform Acts establish Medicare Shared Savings Program (MSSP) for ACOs, which took effect in January 2012. Under the MSSP, eligible organizations are accountable for the quality, cost and overall care of Medicare beneficiaries assigned to an ACO and may be eligible to share in any savings below a specified benchmark amount. The Secretary of HHS is also authorized, but not required, to use capitation payment models with ACOs. HCP has formed an MSSP ACO through its subsidiary and is evaluating whether to participate in more ACOs in the future. The continued development and expansion of ACOs will have an uncertain impact on HCP’s revenue and profitability.

The ACO programs are new and therefore operational and regulatory guidance is limited. It is possible that the operations of HCP’s subsidiary ACO may not fully comply with current or future regulations and guidelines applicable to ACOs, may not achieve quality targets or cost savings, or may not attract or retain sufficient physicians or patients to allow HCP to meet its objectives. Additionally, poor performance could put the HCP ACO at financial risk with a potential obligation to CMS. Traditionally, other than FFS billing by the medical clinics and healthcare facilities operated by HCP, HCP has not directly contracted with CMS and has not operated any health plans or provider sponsored networks. Therefore, HCP may not have the necessary experience, systems, or compliance to successfully achieve a positive return on its investment in the ACO or to avoid financial or regulatory liability. To date, demonstration projects using healthcare delivery models substantially similar to an ACO have not resulted in savings. HCP believes that its historical experience with fully delegated managed care will be applicable to operation of its subsidiary ACO, but there can be no such assurance.

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

HCP maintains primary professional liability insurance and other insurance coverage through California Medical Group Insurance Company, Risk Retention Group, an Arizona corporation in which HCP is the majority owner, and through excess coverage contracted through third-party insurers. HCP believes such insurance is adequate based on its review of what it believes to be all applicable factors, including industry standards. Nonetheless, potential liabilities may not be covered by insurance, insurers may dispute coverage or may be unable to meet their obligations, the amount of insurance coverage and/or related reserves may be inadequate, or the amount of any HCP self-insured retention may be substantial. There can be no assurances that HCP will be able to obtain insurance coverage in the future, or that insurance will continue to be available on a cost-effective basis, if at all. Moreover, even if claims brought against HCP are unsuccessful or without merit, HCP would have to defend itself against such claims. The defense of any such actions may be time-consuming and costly and may distract HCP management’s attention. As a result, HCP may incur significant expenses and may be unable to effectively operate its business.

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

HCP’s failure to successfully implement and maintain all of its systems could have a material adverse effect on its business, financial condition, and results of operations. For example, HCP’s failure to successfully operate its billing systems could lead to potential violations of healthcare laws and regulations. If HCP is unable to handle its claims volume, or if HCP is unable to pay claims timely, HCP may become subject to a health plan’s corrective action plan or de-delegation until the problem is corrected, and/or termination of the health plan’s agreement with HCP. This could have a material adverse effect on HCP’s operations and profitability. In addition, if HCP’s claims processing system is unable to process claims accurately, the data HCP uses for its incurred but not reported (IBNR) estimates could be incomplete and HCP’s ability to accurately estimate claims liabilities and establish adequate reserves could be adversely affected. Finally, if HCP’s management information systems are unable to function in compliance with applicable state or federal rules and regulations, including, without limitation, medical information confidentiality laws such as HIPAA, possible penalties and fines due to this lack of compliance could have a material adverse effect on HCP’s financial condition, and results of operations.

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

Most of our outstanding employee stock-based compensation awards include a provision accelerating the vesting of the awards in the event of a change of control. We also maintain a change of control protection program for our employees who do not have a significant number of stock awards, which has been in place since 2001, and which provides for cash bonuses to the employees in the event of a change of control. Based on the market price of our common stock and shares outstanding on June 30, 2014, these cash bonuses would total approximately $614 million if a change of control transaction occurred at that price and our Board of Directors did not modify this program. These change of control provisions may affect the price an acquirer would be willing to pay for our Company.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Stock repurchases

The following table summarizes the Company’s repurchases of its common stock during the second quarter of 2014:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
April 1-30, 2014	—	$—	—	$358.2
May 1-31, 2014	—	—	—	358.2
June 1-30, 2014	—	—	—	358.2

Total	—	$—	—

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

Items 3, 4 and 5 are not applicable

Item 6.	Exhibits

(a) Exhibits

Exhibit Number

4.1	Indenture, dated June 13, 2014, by and among DaVita HealthCare Partners Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee.(1)

4.2	Form of 5.125% Senior Notes due 2024 and related Guarantee (included in Exhibit 4.1).(1)

4.3	Second Supplemental Indenture for the 6.375% Senior Notes due 2018, dated June 13, 2014, by and among DaVita HealthCare Partners Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee. ✓

4.4	Third Supplemental Indenture for the 6.375% Senior Notes due 2018, dated June 17, 2014, by and among DaVita HealthCare Partners Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee. ✓

4.5	Second Supplemental Indenture for the 6.625% Senior Notes due 2020, dated June 13, 2014, by and among DaVita HealthCare Partners Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee. ✓

4.6	Second Supplemental Indenture for the 5.750% Senior Notes due 2022, dated June 13, 2014, by and among DaVita HealthCare Partners Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee. ✓

10.1	Credit Agreement, dated as of June 24, 2014, by and among DaVita Healthcare Partners Inc., the guarantors the guarantors party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, Barclays Bank PLC, and Wells Fargo Bank, National Association as Co-Syndication Agents, Bank of America, N.A., Credit Suisse AG, Goldman Sachs Bank USA, JPMorgan Chase Bank, N.A., Morgan Stanley Senior Funding, Inc., and SunTrust Bank, as Co-Documentation Agents, Barclays Bank PLC, Wells Fargo Securities, LLC, Credit Suisse Securities (USA) LLC, Goldman Sachs Bank USA, J.P. Morgan Securities, LLC, Bank of America, N.A., Morgan Stanley Senior Funding, Inc., and SunTrust Robinson Humphrey, Inc. as Joint Lead Arrangers and Joint Bookrunners, The Bank of Nova Scotia, Credit Agricole Securities (USA) Inc., The Bank of Tokyo-Mitsubishi UFJ, Ltd., and Sumitomo Mitsui Banking Corporation, as Senior Managing Agents, HSBC Securities (USA) Inc., Fifth Third Bank, and Compass Bank as Managing Agents. ✓

10.2	Amended and Restated DaVita HealthCare Partners Inc. 2011 Incentive Award Plan.(2)*

12.1	Ratio of earnings to fixed charges. ✓

31.1	Certification of the Chief Executive Officer, dated August 1, 2014, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

31.2	Certification of the Chief Financial Officer, dated August 1, 2014, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

32.1	Certification of the Chief Executive Officer, dated August 1, 2014, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

32.2	Certification of the Chief Financial Officer, dated August 1, 2014, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

101.INS	XBRL Instance Document. ✓

101.SCH	XBRL Taxonomy Extension Schema Document. ✓

Exhibit Number

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. ✓

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. ✓

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. ✓

101.PRE	XBRL Taxonomy Extension Presentation, Linkbase Document. ✓

✓	Filed herewith.
*	Management contract or executive compensation plan or arrangement.
(1)	Filed on June 10, 2014 as an exhibit to the Company’s Current Report on Form 8-K.
(2)	Filed on April 28, 2014 as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAVITA HEALTHCARE PARTNERS INC.

BY:	/s/ JAMES K. HILGER
James K. Hilger Chief Accounting Officer*

Date: August 1, 2014

*	Mr. Hilger has signed both on behalf of the Registrant as a duly authorized officer and as the Registrant’s principal accounting officer.

INDEX TO EXHIBITS

Exhibit Number

4.1	Indenture, dated June 13, 2014, by and among DaVita HealthCare Partners Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee.(1)

4.2	Form of 5.125% Senior Notes due 2024 and related Guarantee (included in Exhibit 4.1).(1)

4.3	Second Supplemental Indenture for the 6.375% Senior Notes due 2018, dated June 13, 2014, by and among DaVita HealthCare Partners Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee. ✓

4.4	Third Supplemental Indenture for the 6.375% Senior Notes due 2018, dated June 17, 2014, by and among DaVita HealthCare Partners Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee. ✓

4.5	Second Supplemental Indenture for the 6.625% Senior Notes due 2020, dated June 13, 2014, by and among DaVita HealthCare Partners Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee. ✓

4.6	Second Supplemental Indenture for the 5.750% Senior Notes due 2022, dated June 13, 2014, by and among DaVita HealthCare Partners Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee. ✓

10.1	Credit Agreement, dated as of June 24, 2014, by and among DaVita Healthcare Partners Inc., the guarantors the guarantors party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, Barclays Bank PLC, and Wells Fargo Bank, National Association as Co-Syndication Agents, Bank of America, N.A., Credit Suisse AG, Goldman Sachs Bank USA, JPMorgan Chase Bank, N.A., Morgan Stanley Senior Funding, Inc., and SunTrust Bank, as Co-Documentation Agents, Barclays Bank PLC, Wells Fargo Securities, LLC, Credit Suisse Securities (USA) LLC, Goldman Sachs Bank USA, J.P. Morgan Securities, LLC, Bank of America, N.A., Morgan Stanley Senior Funding, Inc., and SunTrust Robinson Humphrey, Inc. as Joint Lead Arrangers and Joint Bookrunners, The Bank of Nova Scotia, Credit Agricole Securities (USA) Inc., The Bank of Tokyo-Mitsubishi UFJ, Ltd., and Sumitomo Mitsui Banking Corporation, as Senior Managing Agents, HSBC Securities (USA) Inc., Fifth Third Bank, and Compass Bank as Managing Agents. ✓

10.2	Amended and Restated DaVita HealthCare Partners Inc. 2011 Incentive Award Plan.(2)*

12.1	Ratio of earnings to fixed charges. ✓

31.1	Certification of the Chief Executive Officer, dated August 1, 2014, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

31.2	Certification of the Chief Financial Officer, dated August 1, 2014, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

32.1	Certification of the Chief Executive Officer, dated August 1, 2014, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

32.2	Certification of the Chief Financial Officer, dated August 1, 2014, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

101.INS	XBRL Instance Document. ✓

101.SCH	XBRL Taxonomy Extension Schema Document. ✓

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. ✓

Exhibit Number

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. ✓

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. ✓

101.PRE	XBRL Taxonomy Extension Presentation, Linkbase Document. ✓

✓	Filed herewith.
*	Management contract or executive compensation plan or arrangement.
(1)	Filed on June 10, 2014 as an exhibit to the Company’s Current Report on Form 8-K.
(2)	Filed on April 28, 2014 as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A.