Form 10-Q
period 2014-09-30
DAVITA HEALTHCARE PARTNERS INC.
filed 2014-11-06
CIK 927066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

For the Quarterly Period Ended September 30, 2014

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

As of October 31, 2014, the number of shares of the Registrant’s common stock outstanding was approximately 214.9 million shares and the aggregate market value of the common stock outstanding held by non-affiliates based upon the closing price of these shares on the New York Stock Exchange was approximately $16.8 billion.

DAVITA HEALTHCARE PARTNERS INC.

Note: Items 3, 4 and 5 of Part II are omitted because they are not applicable.

i

DAVITA HEALTHCARE PARTNERS INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(dollars in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Patient service revenues	$2,242,533	$2,126,699	$6,543,880	$6,155,223
Less: Provision for uncollectible accounts	(98,971)	(74,477)	(270,220)	(216,725)

Net patient service revenues	2,143,562	2,052,222	6,273,660	5,938,498
Capitated revenues	848,546	747,264	2,435,480	2,219,953
Other revenues	259,716	200,100	757,949	542,390

Total net revenues	3,251,824	2,999,586	9,467,089	8,700,841

Operating expenses and charges:
Patient care costs and other costs	2,326,534	2,095,334	6,752,844	6,070,545
General and administrative	322,822	305,138	905,519	857,658
Depreciation and amortization	149,196	132,765	437,682	389,263
Provision for uncollectible accounts	3,961	1,498	9,680	3,636
Equity investment income	(5,225)	(9,223)	(18,692)	(26,239)
Loss contingency reserve	17,000	97,000	17,000	397,000
Contingent earn-out obligation adjustment	—	—	—	(56,977)

Total operating expenses and charges	2,814,288	2,622,512	8,104,033	7,634,886

Operating income	437,536	377,074	1,363,056	1,065,955
Debt expense	(99,878)	(108,421)	(312,345)	(322,334)
Debt refinancing charges	—	—	(97,548)	—
Other (loss) income, net	(1,246)	2,113	2,145	1,337

Income from continuing operations before income taxes	336,412	270,766	955,308	744,958
Income tax expense	116,628	100,930	342,366	245,266

Income from continuing operations	219,784	169,836	612,942	499,692
Discontinued operations:
Loss from operations of discontinued operations, net of tax	—	—	—	(139)
Gain on disposal of discontinued operations, net of tax	—	—	—	13,375

Net income	219,784	169,836	612,942	512,928
Less: Net income attributable to noncontrolling interests	(35,662)	(33,208)	(97,848)	(91,760)

Net income attributable to DaVita HealthCare Partners Inc.	$184,122	$136,628	$515,094	$421,168

Earnings per share:
Basic income from continuing operations per share attributable to DaVita HealthCare Partners Inc.	$0.87	$0.65	$2.43	$1.95

Basic net income per share attributable to DaVita HealthCare Partners Inc.	$0.87	$0.65	$2.43	$2.01

Diluted income from continuing operations per share attributable to DaVita HealthCare Partners Inc.	$0.85	$0.64	$2.38	$1.90

Diluted net income per share attributable to DaVita HealthCare Partners Inc.	$0.85	$0.64	$2.38	$1.96

Weighted average shares for earnings per share:
Basic	212,617,238	210,394,560	212,086,735	209,725,439

Diluted	217,236,493	214,902,860	216,695,033	214,631,587

Amounts attributable to DaVita HealthCare Partners Inc.:
Income from continuing operations	$184,122	$136,628	$515,094	$407,919
Discontinued operations	—	—	—	13,249

Net income	$184,122	$136,628	$515,094	$421,168

See notes to condensed consolidated financial statements.

DAVITA HEALTHCARE PARTNERS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net income	$219,784	$169,836	$612,942	$512,928

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on interest rate swap and cap agreements:
Unrealized gain (loss) on interest rate swap and cap agreements	537	(7,733)	(7,177)	1,583
Reclassifications of net swap and cap agreements realized loss into net income	1,403	3,464	9,759	9,433
Unrealized (loss) gains on investments:
Unrealized (loss) gain on investments	(392)	648	517	1,367
Reclassification of net investment realized gains into net income	—	—	(207)	(94)
Foreign currency translation adjustments	(13,838)	2,741	(11,871)	(1,206)

Other comprehensive (loss) income	(12,290)	(880)	(8,979)	11,083

Total comprehensive income	207,494	168,956	603,963	524,011
Less: Comprehensive income attributable to noncontrolling interests	(35,662)	(33,208)	(97,848)	(91,760)

Comprehensive income attributable to DaVita HealthCare Partners Inc.	$171,832	$135,748	$506,115	$432,251

See notes to condensed consolidated financial statements.

DAVITA HEALTHCARE PARTNERS INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands, except per share data)

	September 30, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$1,527,035	$946,249
Short-term investments	142,122	6,801
Accounts receivable, less allowance of $235,192 and $237,143	1,468,563	1,485,163
Inventories	114,677	88,805
Other receivables	346,712	349,090
Other current assets	172,255	176,414
Income tax receivable	—	10,315
Deferred income taxes	407,071	409,441

Total current assets	4,178,435	3,472,278
Property and equipment, net of accumulated depreciation of $1,997,894 and $1,778,259	2,359,203	2,189,411
Intangibles, net of accumulated amortization of $577,124 and $483,773	1,997,772	2,024,373
Equity investments	66,728	40,686
Long-term investments	87,307	79,557
Other long-term assets	67,330	79,598
Goodwill	9,344,641	9,212,974

	$18,101,416	$17,098,877

LIABILITIES AND EQUITY
Accounts payable	$442,183	$435,465
Other liabilities	503,198	464,422
Accrued compensation and benefits	761,912	603,013
Medical payables	306,076	287,452
Loss contingency reserve	414,000	397,000
Current portion of long-term debt	121,530	274,697
Income tax payable	48,732	—

Total current liabilities	2,597,631	2,462,049
Long-term debt	8,380,903	8,141,231
Other long-term liabilities	368,475	380,337
Deferred income taxes	844,189	812,419

Total liabilities	12,191,198	11,796,036
Commitments and contingencies
Noncontrolling interests subject to put provisions	758,743	697,300
Equity:
Preferred stock ($0.001 par value, 5,000,000 shares authorized; none issued)
Common stock ($0.001 par value, 450,000,000 shares authorized; 214,878,274 and 213,163,248 shares issued and outstanding at September 30, 2014 and at December 31, 2013, respectively)	215	213
Additional paid-in capital	1,107,368	1,070,922
Retained earnings	3,879,083	3,363,989
Accumulated other comprehensive loss	(11,624)	(2,645)

Total DaVita HealthCare Partners Inc. shareholders’ equity	4,975,042	4,432,479
Noncontrolling interests not subject to put provisions	176,433	173,062

Total equity	5,151,475	4,605,541

	$18,101,416	$17,098,877

See notes to condensed consolidated financial statements.

DAVITA HEALTHCARE PARTNERS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Nine months ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$612,942	$512,928
Adjustments to reconcile net income to cash provided by operating activities:
Loss contingency reserve	17,000	397,000
Depreciation and amortization	437,335	389,387
Debt refinancing charges	97,548	—
Stock-based compensation expense	44,323	47,095
Tax benefits from stock award exercises	45,527	40,870
Excess tax benefits from stock award exercises	(32,665)	(31,722)
Deferred income taxes	(2,167)	(52,085)
Equity investment income, net	6,007	1,074
Other non-cash charges (income) and loss on disposal of assets	30,604	(54,203)
Changes in operating assets and liabilities, other than from acquisitions and divestitures:
Accounts receivable	16,610	20,856
Inventories	(25,198)	(5,494)
Other receivables and other current assets	7,563	(35,757)
Other long-term assets	2,622	17,861
Accounts payable	2,332	(71,581)
Accrued compensation and benefits	147,570	114,877
Other current liabilities	72,932	91,503
Income taxes	72,283	(15,212)
Other long-term liabilities	(23,770)	51,757

Net cash provided by operating activities	1,529,398	1,419,154

Cash flows from investing activities:
Additions of property and equipment, net	(443,507)	(399,527)
Acquisitions	(218,117)	(234,802)
Proceeds from asset and business sales	3,620	62,282
Purchase of investments available for sale	(7,138)	(6,630)
Purchase of investments held-to-maturity	(163,046)	(1,034)
Proceeds from sale of investments available for sale	1,321	1,091
Proceeds from sale of investments held-to-maturity	27,781	1,376
Purchase of intangible assets and equity investment	(50)	(53)
Purchase of an equity investment	(32,483)	—
Distributions received on equity investments	434	211

Net cash used in investing activities	(831,185)	(577,086)

Cash flows from financing activities:
Borrowings	46,619,292	49,941,883
Payments on long-term debt and other financing costs	(46,587,984)	(50,325,455)
Deferred financing costs and debt redemption costs	(122,154)	(719)
Distributions to noncontrolling interests	(105,143)	(99,736)
Stock award exercises and other share issuances, net	14,524	12,432
Excess tax benefits from stock award exercises	32,665	31,722
Contributions from noncontrolling interests	38,083	30,041
Proceeds from sales of additional noncontrolling interests	3,777	6,083
Purchases from noncontrolling interests	(12,069)	(474)

Net cash used in financing activities	(119,009)	(404,223)
Effect of exchange rate changes on cash and cash equivalents	1,582	(899)

Net increase in cash and cash equivalents	580,786	436,946
Cash and cash equivalents at beginning of the year	946,249	533,748

Cash and cash equivalents at end of the year	$1,527,035	$970,694

See notes to condensed consolidated financial statements.

DAVITA HEALTHCARE PARTNERS INC.

CONSOLIDATED STATEMENTS OF EQUITY

(unaudited)

(dollars and shares in thousands)

	Non- controlling interests subject to put provisions	DaVita HealthCare Partners Inc. Shareholders’ Equity								Non- controlling interests not subject to put provisions
		Common stock		Additional paid-in capital	Retained earnings	Treasury stock		Accumulated other comprehensive income (loss)	Total
Balance at December 31, 2012	$580,692	269,725	$270	$1,208,665	$3,731,835	(58,728)	$(1,162,336)	$(15,297)	$3,763,137	$153,788
Comprehensive income:
Net income	78,215				633,446				633,446	45,540
Other comprehensive income								12,652	12,652
Stock purchase shares issued		238		12,817					12,817
Stock unit shares issued		7		(3,286)		164	3,247		(39)
Stock-settled SAR shares issued		313		(29,025)		1,444	28,561		(464)
Stock-based compensation expense				59,998					59,998
Excess tax benefits from stock awards exercised				36,197					36,197
Distributions to noncontrolling interests	(80,353)									(58,973)
Contributions from noncontrolling interests	22,053									14,943
Sales and assumptions of additional noncontrolling interests	23,642			(1,442)					(1,442)	10,770
Purchases from noncontrolling interests	(512)			(3,119)					(3,119)	(147)
Expiration of put option and other reclassification	(7,141)									7,141
Changes in fair value of noncontrolling interests	80,704			(80,704)					(80,704)
Treasury stock retirement		(57,120)	(57)	(129,179)	(1,001,292)	57,120	1,130,528		—

Balance at December 31, 2013	$697,300	213,163	$213	$1,070,922	$3,363,989	—	$—	$(2,645)	$4,432,479	$173,062
Comprehensive income:
Net income	65,262				515,094				515,094	32,586
Other comprehensive income								(8,979)	(8,979)
Stock unit shares issued		298		(27)					(27)
Stock-settled SAR shares issued		1,417	2	(2)					—
Stock-based compensation expense				44,323					44,323
Excess tax benefits from stock awards exercised				32,665					32,665
Distributions to noncontrolling interests	(67,150)									(37,993)
Contributions from noncontrolling interests	26,926									11,157
Sales and assumptions of additional noncontrolling interests	852			355					355	4,165
Purchase and gains from noncontrolling interests	(4,809)			(716)					(716)	(6,544)
Adjustment in ownership interests				210					210
Changes in fair value of noncontrolling interests	40,362			(40,362)					(40,362)

Balance at September 30, 2014	$758,743	214,878	$215	$1,107,368	$3,879,083	—	$—	$(11,624)	$4,975,042	$176,433

See notes to condensed consolidated financial statements

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

1. Condensed consolidated interim financial statements

The condensed consolidated interim financial statements included in this report are prepared by the Company without audit. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations are reflected in these consolidated interim financial statements. All significant intercompany accounts and transactions have been eliminated. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The most significant estimates and assumptions underlying these financial statements and accompanying notes generally involve the accrual of an estimated loss contingency reserve and its impact on the Company’s income taxes, revenue recognition and accounts receivable, impairments of long-lived assets, fair value estimates, accounting for income taxes, variable compensation accruals, consolidation of variable interest entities, purchase accounting valuation estimates, long-term incentive program compensation and medical liability claims. The results of operations for the nine months ended September 30, 2014 are not necessarily indicative of the operating results for the full year. The condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Prior year balances and amounts have been reclassified to conform to the current year presentation. The Company has evaluated subsequent events through the date these condensed consolidated financial statements were issued and has included all necessary adjustments and disclosures.

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

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

The reconciliations of the numerators and denominators used to calculate basic and diluted earnings per share are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Basic:
Income from continuing operations attributable to DaVita HealthCare Partners Inc.	$184,122	$136,628	$515,094	$407,919
Increase in noncontrolling interests redemption rights in excess of fair value	—	259	—	—

Income from continuing operations for basic earnings per share calculation	$184,122	$136,887	$515,094	$407,919
Discontinued operations attributable to DaVita HealthCare Partners Inc.	—	—	—	13,249

Net income attributable to DaVita HealthCare Partners Inc. for basic earnings per share calculation	$184,122	$136,887	$515,094	$421,168

Weighted average shares outstanding during the period	214,810	212,584	214,280	211,914
Vested stock units	1	5	1	5
Contingently returnable shares held in escrow for the DaVita HealthCare Partners merger	(2,194)	(2,194)	(2,194)	(2,194)

Weighted average shares for basic earnings per share calculation	212,617	210,395	212,087	209,725

Basic income from continuing operations per share attributable to DaVita HealthCare Partners Inc.	$0.87	$0.65	$2.43	$1.95
Basic income from discontinued operations per share attributable to DaVita HealthCare Partners Inc.	$—	$—	$—	$0.06

Basic net income per share attributable to DaVita HealthCare Partners Inc.	$0.87	$0.65	$2.43	$2.01

Diluted:
Income from continuing operations attributable to DaVita HealthCare Partners Inc.	$184,122	$136,628	$515,094	$407,919
Increase in noncontrolling interests redemption rights in excess of fair value	—	259	—	—

Income from continuing operations for diluted earnings per share calculation	$184,122	$136,887	$515,094	$407,919
Discontinued operations attributable to DaVita HealthCare Partners Inc.	—	—	—	13,249

Net income attributable to DaVita HealthCare Partners Inc. for diluted earnings per share calculation	$184,122	$136,887	$515,094	$421,168

Weighted average shares outstanding during the period	214,810	212,584	214,280	211,914
Vested stock units	1	5	1	5
Assumed incremental shares from stock plans	2,425	2,314	2,414	2,713

Weighted average shares for diluted earnings per share calculation	217,236	214,903	216,695	214,632

Diluted income from continuing operations per share attributable to DaVita HealthCare Partners Inc.	$0.85	$0.64	$2.38	$1.90
Diluted income from discontinued operations per share attributable to DaVita HealthCare Partners Inc.	$—	$—	$—	$0.06

Diluted net income per share attributable to DaVita HealthCare Partners Inc.	$0.85	$0.64	$2.38	$1.96

Anti-dilutive stock-settled awards excluded from calculation(1)	1,422	4,908	1,804	3,871

(1)	Shares associated with stock-settled stock appreciation rights that are excluded from the diluted denominator calculation because they are anti-dilutive under the treasury stock method.

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

During the nine months ended September 30, 2014, the Company’s allowance for doubtful accounts decreased by approximately $1,951. This was primarily due to an increase in Medicare and commercial collections, partially offset by an increase in dialysis provision for uncollectible accounts. There were no unusual transactions impacting the allowance for doubtful accounts.

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

The Company’s investments in securities consist of the following:

	September 30, 2014			December 31, 2013
	Held to maturity	Available for sale	Total	Held to maturity	Available for sale	Total
Certificates of deposit and money market funds due within one year	$140,722	$—	$140,722	$5,601	$—	$5,601
Investments in mutual funds and common stock	—	26,237	26,237	—	19,421	19,421

	$140,722	$26,237	$166,959	$5,601	$19,421	$25,022

Short-term investments	$140,722	$1,400	$142,122	$5,601	$1,200	$6,801
Long-term investments	—	24,837	24,837	—	18,221	18,221

	$140,722	$26,237	$166,959	$5,601	$19,421	$25,022

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

The cost of the certificates of deposit and money market funds at September 30, 2014 and December 31, 2013 approximates their fair value. As of September 30, 2014 and December 31, 2013, the available-for-sale investments included $5,594 and $5,096 of gross pre-tax unrealized gains, respectively. During the nine months ended September 30, 2014, the Company recorded gross pre-tax unrealized gains of $838, or $517 after tax, in other comprehensive income associated with changes in the fair value of these investments. During the nine months ended September 30, 2014, the Company sold investments in mutual funds for net proceeds of $1,321 and recognized a pre-tax gain of $340, or $207 after-tax, which was previously recorded in other comprehensive income. During the nine months ended September 30, 2013, the Company sold investments in mutual funds for net proceeds of $1,091 and recognized a pre-tax gain of $155, or $94 after-tax, which was previously recorded in other comprehensive income.

The investments in mutual funds classified as available-for-sale are held within a trust to fund existing obligations associated with several of the Company’s non-qualified deferred compensation plans.

As of September 30, 2014, the Company held $5,000 of preferred stock in a privately held company that is accounted for under the cost method as this investment does not have a readily determinable fair value.

Certain HCP entities are required to maintain minimum cash balances in order to comply with regulatory requirements in conjunction with medical claim reserves. As of September 30, 2014, this minimum cash balance was approximately $56,000.

5. Goodwill

Changes in goodwill by reportable segments were as follows:

	Nine months ended September 30, 2014
	U.S. dialysis and related lab services	HCP	Other-ancillary services and strategic initiatives	Consolidated total
Balance at December 31, 2013	$5,469,473	$3,516,162	$227,339	$9,212,974
Acquisitions	85,779	48,548	12,072	146,399
Divestitures	(1,851)	—	—	(1,851)
Other adjustments	—	(2,277)	(10,604)	(12,881)

Balance at September 30, 2014	$5,553,401	$3,562,433	$228,807	$9,344,641

	Year ended December 31, 2013
	U.S. dialysis and related lab services	HCP	Other-ancillary services and strategic initiatives	Consolidated total
Balance at December 31, 2012	$5,309,152	$3,506,571	$137,027	$8,952,750
Acquisitions	163,037	17,833	90,397	271,267
Divestitures	(2,728)	—	—	(2,728)
Other adjustments	12	(8,242)	(85)	(8,315)

Balance at December 31, 2013	$5,469,473	$3,516,162	$227,339	$9,212,974

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

HCP’s current and expected future operating results have been eroded, primarily as a result of recent reductions in its Medicare Advantage reimbursement rates. As a result, the Company has determined that three of its HCP reporting units, HCP California, HCP Nevada and HCP New Mexico, are at risk of goodwill impairment. HCP California, HCP Nevada and HCP New Mexico have goodwill of $2,511,477, $517,618, and $72,130, respectively.

The Company’s preliminary valuations of these three businesses as of September 30, 2014, resulted in the estimated fair values of HCP California, HCP Nevada and HCP New Mexico exceeding their total carrying values by approximately 5.3%, 11.3% and 8.3%, respectively. Further reductions in HCP’s reimbursement rates or other significant adverse changes in its expected future cash flows or valuation assumptions could result in a goodwill impairment charge in the future.

For example, a sustained, long-term reduction of 3% in operating income for HCP California, HCP Nevada and HCP New Mexico could reduce their estimated fair values by up to 2.4%, 2.9% and 2.7%, respectively. Separately, an increase in their respective discount rates of 100 basis points could reduce the estimated fair values of HCP California, HCP Nevada and HCP New Mexico by up to 5.1%, 6.0% and 5.7%, respectively.

During the first nine months of 2014, the Company did not record any goodwill impairment charges. Except as described above, none of the goodwill associated with the Company’s various other reporting units was considered at risk of impairment as of September 30, 2014. Since the dates of the Company’s last annual goodwill impairment tests, there have been certain developments, events, changes in operating performance and other changes in key circumstances that have affected the Company’s businesses. However, these did not cause management to believe it is more likely than not that the fair value of any of its reporting units would be less than its carrying amount.

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

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

The following table shows the components of changes in the health care costs payable for the nine months ended September 30, 2014:

Nine months ended September 30, 2014
Health care costs payable, beginning of the period	$172,310

Add: Components of incurred health care costs
Current year	1,180,740
Prior years	6,442

Total incurred health care costs	1,187,182

Less: Claims paid
Current year	993,731
Prior years	156,525

Total claims paid	1,150,256

Health care costs payable, end of the period	$209,236

Our prior year estimates of health care costs payable increased by $6,442 resulting from certain medical claims being settled for amounts more than originally estimated. When significant increases (decreases) in prior-year health care cost estimates occur that we believe significantly impact our current year operating results, we disclose that amount as unfavorable (favorable) development of prior-year’s health care cost estimates. Actual claim payments for prior year services have not been materially different from our year-end estimates.

7. Income taxes

As of September 30, 2014, the Company’s total liability for unrecognized tax benefits relating to tax positions that do not meet the more-likely-than-not threshold is $33,207, all of which would impact the Company’s effective tax rate if recognized. This balance represents a decrease of $27,331 from the December 31, 2013 balance of $60,538, of which $27,427 is due to a change of accounting method and did not impact the Company’s effective tax rate.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in its income tax expense. At September 30, 2014 and December 31, 2013, the Company had approximately $10,802 and $10,742, respectively, accrued for interest and penalties related to unrecognized tax benefits, net of federal tax benefits.

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

8. Long-term debt

Long-term debt was comprised of the following:

	September 30, 2014	December 31, 2013
Senior Secured Credit Facilities:
New Term Loan A	$987,500	$—
New Term Loan B	3,491,250	—
Prior Term Loan A	—	800,000
Prior Term Loan A-3	—	1,282,500
Prior Term Loan B	—	1,697,500
Prior Term Loan B-2	—	1,633,500
Senior notes	3,775,000	2,800,000
Acquisition obligations and other notes payable	70,847	67,352
Capital lease obligations	194,689	152,751

Total debt principal outstanding	8,519,286	8,433,603
Discount on long-term debt	(16,853)	(17,675)

	8,502,433	8,415,928
Less current portion	(121,530)	(274,697)

	$8,380,903	$8,141,231

Scheduled maturities and pay-outs of long-term debt at September 30, 2014 were as follows:

2014 (remainder of the year)	35,170
2015	113,185
2016	116,633
2017	142,834
2018	154,782
2019	728,303
Thereafter	7,228,379

During the first nine months of 2014, the Company made mandatory principal payments under its then existing Senior Secured Credit Facilities (before entering into a new senior secured credit agreement and repaying all outstanding amounts under the then existing Senior Secured Credit Facilities) totaling $37,500 on the Term Loan A, $16,875 on the Term Loan A-3, $4,375 on the Term Loan B and $4,125 on the Term Loan B-2. During the third quarter of 2014 we made mandatory principal payments under our New Senior Secured Credit Facility (the New Credit Agreement), as described below, totaling $12,500 on the New Term Loan A and $8,750 on the New Term Loan B.

In June 2014, the Company entered into a $5,500,000 senior secured credit agreement. The New Credit Agreement consists of a five year Revolving Credit Facility in the aggregate principal amount of $1,000,000 (the New Revolver), a five year Term Loan A facility in the aggregate principal amount of $1,000,000 (the New Term Loan A) and a seven year Term Loan B facility in the aggregate principal amount of $3,500,000 (the New Term Loan B and collectively with the New Revolver and the New Term Loan A, the New Loans). In addition, the

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

Company can increase the existing revolving commitments and enter into one or more incremental term loan facilities in an amount not to exceed the sum of $1,500,000 (less the amount of other permitted indebtedness incurred or issued in reliance on such amount), plus an amount of indebtedness such that the senior secured leverage ratio is not in excess of 3.50 to 1.00 after giving effect to such borrowings. The New Revolver and the New Term Loan A initially bear interest at LIBOR plus an interest rate margin of 1.75% which is subject to adjustment depending upon the Company’s leverage ratio and can range from 1.50% to 2.00%. The New Term Loan A requires annual principal payments beginning on September 30, 2014 of $25,000 in 2014, $50,000 in 2015, $62,500 in 2016, $87,500 in 2017 and $100,000 in 2018 with the balance of $675,000 due in 2019. The New Term Loan B bears interest at LIBOR (Floor of 0.75%) plus an interest rate margin of 2.75%. The New Term Loan B requires annual principal payments of $17,500 in 2014 and $35,000 for each year from 2015 through 2020, with the balance of $3,272,500 due in 2021. These New Loans under the New Credit Agreement are guaranteed by certain of the Company’s direct and indirect wholly-owned domestic subsidiaries holding most of the Company’s domestic assets and are secured by substantially all of the Company’s and the guarantors’ assets. The New Credit Agreement contains certain customary affirmative and negative covenants such as various restrictions or limitations on the amount of investments, acquisitions, the payment of dividends and redemptions and the incurrence of other indebtedness. Many of these restrictions and limitations will not apply as long as the Company’s leverage ratio is below 3.50 to 1.00. In addition, the New Credit Agreement places limitations on the amount of tangible net assets of the non-guarantor subsidiaries and also requires compliance with a maximum leverage ratio covenant.

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

In addition, the Company terminated $1,137,500 notional amounts of amortizing swaps and also terminated $600,000 of forward swaps during June 2014, that resulted in the Company recognizing a loss of $3,140, of which $2,972 was previously recorded in other comprehensive income due to the Company’s previously outstanding principal debt being paid-off as described above, and as a result of future forecasted transactions that are no longer probable. The loss is included as a component of the Company’s debt refinancing charges. During the nine months ended September 30, 2014, the Company recognized debt expense of $6,137 from these swaps.

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

As of September 30, 2014, the Company maintains several interest rate swap agreements that were entered into in March 2013 with amortizing notional amounts of these swap agreements totaling $866,875. These agreements have the economic effect of modifying the LIBOR variable component of the Company’s interest rate on an equivalent amount of the Company’s New Term Loan A to fixed rates ranging from 0.49% to 0.52%, resulting in an overall weighted average effective interest rate of 2.26%, including the New Term Loan A margin of 1.75%. The overall weighted average effective interest rate also includes the effects of $120,625 of unhedged New Term Loan A debt that bears interest at LIBOR plus an interest rate margin of 1.75%. The swap agreements expire on September 30, 2016 and require monthly interest payments. During the nine months ended September 30, 2014, the Company recognized debt expense of $2,387 from these swaps. As of September 30, 2014, the total fair value of these swap agreements was a net asset of approximately $2,702. The Company estimates that approximately $2,035 of existing unrealized pre-tax losses in other comprehensive income at September 30, 2014 will be reclassified into income over the next twelve months.

As of September 30, 2014, the Company maintains several interest rate cap agreements that were entered into in March 2013 with notional amounts totaling $2,735,000 on the Company’s New Term Loan B debt. These

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

agreements have the economic effect of capping the LIBOR variable component of the Company’s interest rate at a maximum of 2.50% on an equivalent amount of the Company’s New Term Loan B. During the nine months ended September 30, 2014, the Company recognized debt expense of $1,829 from these caps. The cap agreements expire on September 30, 2016. As of September 30, 2014, the total fair value of these cap agreements was an asset of approximately $2,514. During the nine months ended September 30, 2014, the Company recorded a loss of $5,052 in other comprehensive income due to a decrease in the unrealized fair value of these cap agreements.

Previously, the Company maintained five other interest rate cap agreements with notional amounts totaling $1,250,000. These agreements had the economic effect of capping the LIBOR variable component of our interest rate at a maximum of 4.00% on an equivalent amount of our New Term Loan B debt. However, these interest rate cap agreements expired on September 30, 2014. During the nine months ended September 30, 2014, the Company recognized $2,691 of debt expense related to these cap agreements.

The following table summarizes the Company’s derivative instruments as of September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
Derivatives designated as hedging instruments	Balance sheet location	Fair value	Balance sheet location	Fair value
Interest rate swap agreements	Other short-term liabilities	$2,035	Other short-term liabilities	$12,069

Interest rate swap agreements	Other long-term assets	$4,737	Other long-term assets	$10,004

Interest rate cap agreements	Other long-term assets	$2,514	Other long-term assets	$7,567

The following table summarizes the effects of the Company’s interest rate swap and cap agreements for the three and nine months ended September 30, 2014 and 2013:

	Amount of gains (losses) recognized in OCI on interest rate swap and cap agreements				Location of losses reclassified from accumulated OCI into income	Amount of losses reclassified from accumulated OCI into income
Derivatives designated as cash flow hedges	Three months ended September 30,		Nine months ended September 30,			Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013		2014	2013	2014	2013
Interest rate swap agreements	$1,058	$(10,010)	$(6,728)	$2,292	Debt expense (including refinancing charges)	$(795)	$(4,162)	$(11,495)	$(11,528)

Interest rate cap agreements	(178)	(2,646)	(5,052)	299	Debt expense (including refinancing charges)	(1,507)	(1,507)	(4,521)	(3,911)

Tax benefit (expense)	(343)	4,923	4,603	(1,008)		899	2,205	6,257	6,006

Total	$537	$(7,733)	$(7,177)	$1,583		$(1,403)	$(3,464)	$(9,759)	$(9,433)

As of September 30, 2014, the interest rate on the Company’s New Term Loan B debt is effectively fixed because of an embedded LIBOR floor which is higher than actual LIBOR as of such date and the New Term Loan B is also subject to interest rate caps if LIBOR should rise above 2.50%. See above for further details.

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

As a result of embedded LIBOR floors on the New Term Loan B debt agreement and the swap and cap agreements, the Company’s overall weighted average effective interest rate on the Senior Secured Credit Facilities was 3.43%, based upon the current margins in effect of 1.75% for the New Term Loan A and 2.75% for the New Term Loan B, as of September 30, 2014.

The Company’s overall weighted average effective interest rate during the third quarter of 2014 was 4.52% and as of September 30, 2014 was 4.46%.

As of September 30, 2014, the Company had undrawn revolving credit facilities totaling $1,000,000 of which approximately $96,000 was committed for outstanding letters of credit. In addition, HCP has an outstanding letter of credit of approximately $1,000 that is secured by a certificate of deposit.

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

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

2010 U.S. Attorney Physician Relationship Investigation: As previously disclosed, the U.S. Attorney’s Office for the District of Colorado and the OIG have been investigating, among other things, the Company’s financial relationships with physicians and joint ventures, and whether those relationships and joint ventures comply with the federal anti-kickback statute and the False Claims Act. This investigation has been described in the Company’s prior Reports on Forms 10-K and 10-Q and referred to as the 2010 U.S. Attorney Physician Relationship Investigation. This investigation overlapped substantially with the investigation described below under the caption 2011 U.S. Attorney Physician Relationship Investigation. The Company disclosed earlier this year it had reached an agreement in principle with the government to resolve these matters.

As described more fully in the Company’s current report on Form 8-K filed on October 23, 2014, the Company entered into a final settlement agreement on October 22, 2014 (the Settlement Agreement) with the United States of America, acting through the United States Department of Justice and on behalf of the OIG, the Defense Health Agency on behalf of TRICARE, through its General Counsel (collectively, the United States) and relator David Barbetta, to resolve the pending 2010 and 2011 U.S. Attorney Physician Relationship Investigations. In connection with the resolution of these matters, the Company has agreed to pay to the United States $350 million plus accrued interest from the date of the Company’s agreement in principle with the United States, plus a civil forfeiture of $39 million. In addition, the Company has agreed in principle to a settlement of certain state Medicaid claims in the amount of $11.5 million plus interest. Under the Settlement Agreement, among other things, the United States agrees to release the Company from any civil or administrative monetary liability arising from allegations that the Company caused the submission of claims to the federal health care programs that were ineligible for reimbursement due to certain violations of the Anti-Kickback Statute in connection with certain of its dialysis center joint venture arrangements, and the United States and the relator agree to dismissal of the civil action filed by the relator under the qui tam provisions of the federal False Claims Act. The Company also has entered into a five-year corporate integrity agreement (the Corporate Integrity Agreement) with the OIG. The Corporate Integrity Agreement, among other things, (i) requires that the Company maintain certain elements of its compliance programs, (ii) imposes certain expanded compliance-related requirements during the term of the Corporate Integrity Agreement, including the appointment of a compliance monitor, and (iii) contains certain business restrictions related to a subset of the Company’s joint venture arrangements, including the Company’s agreeing to: (1) unwind 11 joint venture transactions that were created through partial divestitures to or partial acquisitions from nephrologists and that cover 26 of the Company’s 2,119 clinics; (2) not enter into certain types of partial divestiture joint venture transactions with nephrologists during the term of the Corporate Integrity Agreement; and (3) certain other restrictions. In the event of a breach of the Corporate Integrity Agreement, the Company could become liable for payment of certain stipulated penalties, or could be excluded from participation in federal health care programs. The costs associated with compliance with the Corporate Integrity Agreement could be substantial and may be greater than we currently anticipate. In 2013, the Company accrued an estimated loss contingency reserve of $397,000 related to this matter. In the third quarter of 2014, the Company accrued an additional $17,000 related to this matter which resulted in an increase in the reserve from $397,000 to $414,000.

2011 U.S. Attorney Physician Relationship Investigation: In August 2011, the Company announced it had learned that the U.S. Attorney’s Office for the District of Colorado would be investigating certain activities of its dialysis business in connection with information being provided to a grand jury. This investigation related to the Company’s relationships with physicians, including its joint ventures, and whether those relationships and joint ventures comply with the federal anti-kickback statute, and overlapped substantially with the 2010 U.S. Attorney Physician Relationship Investigation described above. As described above, both the 2010 and 2011 U.S. Attorney Physician Relationship Investigations have now been resolved. The United States has informed the Company that it has declined to proceed with any criminal charges in connection with this matter.

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

2011 U.S. Attorney Medicaid Investigation: In October 2011, the Company announced that it would be receiving a request for documents, which could include an administrative subpoena from the OIG. Subsequent to the Company’s announcement of this 2011 U.S. Attorney Medicaid Investigation, the Company received a request for documents in connection with the inquiry by the U.S. Attorney’s Office for the Eastern District of New York. The request relates to payments for infusion drugs covered by Medicaid composite payments for dialysis. It is the Company’s understanding that this inquiry is civil in nature. The Company understands that certain other providers that operate dialysis clinics in New York may be receiving or have received a similar request for documents. The Company has cooperated with the government and produced the requested documents. In April 2014, we reached an agreement in principle to resolve this matter. The specific terms of a settlement have not been finalized.

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

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

In re DaVita HealthCare Partners Inc. Derivative Litigation: On January 7, 2014, the U.S. District Court for the District of Colorado consolidated the two previously disclosed shareholder derivative lawsuits: the Haverhill Retirement System action filed on May 17, 2013 and the Clark Shareholder action filed on August 7, 2012. The court appointed Haverhill lead plaintiff. The complaints filed against the directors of the Company and against the Company, as nominal defendant allege, among other things, that our directors breached fiduciary duties to the Company relating to the 2010 and 2011 U.S. Attorney Physician Relationship Investigations described above, the Vainer qui tam private civil suit described above and the Woodard qui tam private civil suit for which the Company previously announced a settlement in July 2012. The Company has entered into a settlement with the lead plaintiff, subject to court approval. The terms of the settlement, which will be described in a court-approved notice, include enhancements to the Company’s corporate governance practices and provides that the Company will not oppose the derivative plaintiff’s application for an award of fees and expenses, the dollar amount of which is not material to the Company.

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

The Company has certain other potential commitments to provide operating capital to several dialysis centers that are wholly-owned by third parties or centers in which the Company owns a minority equity investment as well as to physician-owned vascular access clinics or medical practices that the Company operates under management and administrative service agreements of approximately $2,000. In addition, the Company has certain other potential commitments related to service agreements of approximately $1,000.

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

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

During the nine months ended September 30, 2014, the Company granted 1,502 stock-settled stock appreciation rights with an aggregate grant-date fair value of $24,606 and a weighted-average expected life of approximately 4.2 years, and also granted 329 stock units with an aggregate grant-date fair value of $23,767 and a weighted-average expected life of approximately 3.4 years, 105 of which are performance-based.

For the nine months ended September 30, 2014 and 2013, the Company recognized $88,323 and $58,204, respectively, in total LTIP expense, of which $44,323 and $47,095, respectively, was stock-based compensation expense for stock appreciation rights, stock units and discounted employee stock plan purchases, which are primarily included in general and administrative expenses. The estimated tax benefits recorded for stock-based compensation through September 30, 2014 and 2013 was $16,075 and $17,466, respectively. As of September 30, 2014, there was $147,760 of total estimated unrecognized compensation cost for outstanding LTIP awards, including $87,729 related to stock-based compensation arrangements under the Company’s equity compensation and stock purchase plans. The Company expects to recognize the performance-based cash component of these LTIP costs over a weighted average remaining period of 1.1 years and the stock-based component of these LTIP costs over a weighted average remaining period of 1.4 years.

For the nine months ended September 30, 2014 and 2013, the Company received $45,527 and $40,870, respectively, in actual tax benefits upon the exercise of stock awards.

12. Comprehensive income

	For the three months ended September 30, 2014				For the nine months ended September 30, 2014
	Interest rate swap and cap agreements	Investment securities	Foreign currency translation adjustments	Accumulated other comprehensive income (loss)	Interest rate swap and cap agreements	Investment securities	Foreign currency translation adjustments	Accumulated other comprehensive income (loss)
Beginning balance	$(1,702)	$3,822	$(1,454)	$666	$(2,344)	$3,120	$(3,421)	$(2,645)

Unrealized gains (losses)	880	(567)	(13,838)	(13,525)	(11,780)	838	(11,871)	(22,813)
Related income tax (expense) benefit	(343)	175	—	(168)	4,603	(321)	—	4,282

	537	(392)	(13,838)	(13,693)	(7,177)	517	(11,871)	(18,531)

Reclassification from accumulated other comprehensive income into net income	2,302	—	—	2,302	16,016	(340)	—	15,676
Related tax	(899)	—	—	(899)	(6,257)	133	—	(6,124)

	1,403	—	—	1,403	9,759	(207)	—	9,552

Ending balance	$238	$3,430	$(15,292)	$(11,624)	$238	$3,430	$(15,292)	$(11,624)

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

13. Acquisitions

During the first nine months of 2014, the Company acquired dialysis businesses and other businesses consisting of sixteen dialysis centers located in the U.S., four dialysis centers located outside the U.S. and other medical businesses for a total of $218,117 in net cash and deferred purchase price obligations totaling $23,777. The assets and liabilities for all acquisitions were recorded at their estimated fair values at the dates of the acquisitions and are included in the Company’s condensed consolidated financial statements and operating results from the designated effective dates of the acquisitions. Certain income tax amounts are pending final evaluation and quantification of any pre-acquisition tax contingencies. In addition, valuation of medical claims reserves and certain other working capital items relating to several of these acquisitions are pending final quantification.

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

The following table summarizes the assets acquired and liabilities assumed in these transactions and recognized at their acquisition dates at estimated fair values:

Nine months ended September 30, 2014
Tangible assets, principally leasehold improvements and equipment, net of cash	$4,424
Amortizable intangible-customer relationships	74,351
Other amortizable intangible and long-term assets	18,316
Goodwill	146,399
Noncontrolling interest	(1,596)

Aggregate purchase price	$241,894

Amortizable intangible assets acquired during the first nine months of 2014 had weighted-average estimated useful lives of 9.7 years. The total amount of goodwill deductible for tax purposes associated with these acquisitions was approximately $124,105.

Contingent earn-out obligations

The Company has several contingent earn-out obligations associated with acquisitions that could result in the Company paying the former shareholders of those acquired companies a total of up to approximately $140,300 or a portion of that amount if certain EBITDA performance targets and quality margins are met over the next two years, if certain percentages of operating income are met over the next three years or if certain percentages of other annual EBITDA targets are met. As of September 30, 2014, the Company has estimated the fair value of these contingent earn-out obligations to be $41,163.

Contingent earn-out obligations will be remeasured to fair value at each reporting date until the contingencies are resolved with changes in the liability due to the re-measurement recorded in earnings. See Note 15 to the condensed consolidated financial statements for further details. Of the total contingent earn-out obligations of $41,163 recognized at September 30, 2014, a total of $15,747 is included in other liabilities and the remaining $25,416 is included in other long-term liabilities in the Company’s condensed consolidated balance sheet.

The following is a reconciliation of changes in the contingent earn-out obligations for the nine months ended September 30, 2014:

Beginning balance, January 1, 2014	$28,058
Contingent earn-out obligations associated with acquisitions	18,234
Remeasurement of fair value for other contingent earn-outs	(2,414)
Payments of contingent earn-outs	(2,715)

$41,163

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

The analyses upon which these consolidation determinations rest are complex, involve uncertainties, and require significant judgment on various matters, some of which could be subject to different interpretations. At September 30, 2014, these condensed consolidated financial statements include total assets of VIEs of $572,026 and total liabilities and noncontrolling interests of VIEs to third parties of $312,363.

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

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

The following table summarizes the Company’s assets, liabilities and temporary equity measured at fair value on a recurring basis as of September 30, 2014:

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Available-for-sale securities	$26,237	$26,237	$—	$—

Interest rate cap agreements	$2,514	$—	$2,514	$—

Interest rate swap agreements	$4,737	$—	$4,737	$—

Funds on deposit with third parties	$79,247	$79,247	$—	$—

Liabilities
Contingent earn-out obligations	$41,163	$—	$—	$41,163

Interest rate swap agreements	$2,035	$—	$2,035	$—

Temporary equity
Noncontrolling interests subject to put provisions	$758,743	$—	$—	$758,743

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

The estimated fair value measurements of contingent earn-out obligations are primarily based on unobservable inputs including projected EBITDA, estimated probability of achieving gross margin and the estimated probability of earn-out payments being made using an option pricing technique and a simulation model for expected EBITDA and operating income. In addition, a probability adjusted model was used to estimate the fair values of the quality results amounts. The estimated fair value of these contingent earn-out obligations will be remeasured as of each reporting date and could fluctuate based upon any significant changes in key assumptions, such as changes in the Company credit risk adjusted rate that is used to discount obligations to present value.

See Note 10 to these condensed consolidated financial statements for a discussion of the Company’s methodology for estimating the fair value of noncontrolling interests subject to put obligations.

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

Other financial instruments consist primarily of cash, accounts receivable, accounts payable, other accrued liabilities and debt. The balances of the non-debt financial instruments are presented in the consolidated financial statements at September 30, 2014 at their approximate fair values due to the short-term nature of their settlements. The carrying balance of the Company’s Senior Secured Credit Facilities totaled $4,461,897 as of September 30, 2014, and the fair value was approximately $4,435,100 based upon quoted market prices. The fair value of the Company’s senior notes was approximately $3,834,700 at September 30, 2014 based upon quoted market prices, as compared to the carrying amount of $3,775,000.

16. Segment reporting

The Company operates two major divisions, Kidney Care and HCP. The Kidney Care division is comprised of the Company’s U.S. dialysis and related lab services business, various other ancillary services and strategic initiatives, including its international dialysis operations, and the Company’s support expenses. The HCP division is comprised of the Company’s HealthCare Partners integrated healthcare business.

As of September 30, 2014, the Company’s ancillary services and strategic initiatives consisted primarily of pharmacy services, disease management services, vascular access services, ESRD clinical research programs, physician services, direct primary care and the Company’s international dialysis operations.

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

The Company’s operating segment financial information included in this report is prepared on the internal management reporting basis that the chief operating decision maker uses to allocate resources and assess the financial results of the operating segments. For internal management reporting, segment operations include direct segment operating expenses but exclude corporate support expenses, which consist primarily of indirect labor, benefits and long-term incentive based compensation of certain departments which provide support to all of the Company’s different operating lines of business. Corporate support expenses in 2014 have been reduced by internal management fees paid by the Company’s ancillary lines of businesses.

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

The following is a summary of segment net revenues, segment operating margin (loss), and a reconciliation of segment operating margin to consolidated income from continuing operations before income taxes:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Segment net revenues:
U.S. dialysis and related lab services
Patient service revenues:
External sources	$2,153,914	$2,043,838	$6,279,263	$5,932,888
Intersegment revenues	10,701	7,867	27,617	23,537

Total dialysis and related lab services revenues	2,164,615	2,051,705	6,306,880	5,956,425
Less: Provision for uncollectible accounts	(91,996)	(71,819)	(257,687)	(208,475)

Net dialysis and related lab services patient service revenues	2,072,619	1,979,886	6,049,193	5,747,950
Other revenues(1)	3,427	3,016	10,159	9,335

Total net dialysis and related lab services revenues	2,076,046	1,982,902	6,059,352	5,757,285

HCP
HCP revenues:
Capitated revenues	827,933	730,400	2,382,656	2,168,828
Net patient service revenues	49,783	58,049	164,081	161,084
Other revenues(2)	14,013	14,156	72,566	37,459
Intersegment capitated and other revenues	251	144	608	144

Total revenues	891,980	802,749	2,619,911	2,367,515

Other—Ancillary services and strategic initiatives
Net patient service revenues—U.S.	5,250	4,159	14,112	10,648
Net patient service revenues—International	26,610	17,996	73,891	42,353
Capitated revenues	20,613	16,864	52,824	51,125
Other external sources—U.S.	240,770	181,499	670,441	491,244
Other external sources—International	1,507	1,428	4,783	4,352
Intersegment revenues	4,995	3,719	14,287	9,895

Total ancillary services and strategic initiatives revenues	299,745	225,665	830,338	609,617

Total net segment revenues	3,267,771	3,011,316	9,509,601	8,734,417
Elimination of intersegment revenues	(15,947)	(11,730)	(42,512)	(33,576)

Consolidated net revenues	$3,251,824	$2,999,586	$9,467,089	$8,700,841

Segment operating margin (loss):
U.S. dialysis and related lab services	$400,226	$305,987	$1,194,874	$792,215
HCP	46,339	97,862	182,341	287,328
Other—Ancillary services and strategic initiatives	(5,502)	(8,118)	(5,744)	(29,510)

Total segment margin	441,063	395,731	1,371,471	1,050,033
Reconciliation of segment operating margin to consolidated income from continuing operations before income taxes:
Contingent earn-out obligation adjustment	—	—	—	56,977
Corporate support expenses	(3,527)	(18,657)	(8,415)	(41,055)

Consolidated operating income	437,536	377,074	1,363,056	1,065,955
Debt expense	(99,878)	(108,421)	(312,345)	(322,334)
Debt refinancing charges	—	—	(97,548)	—
Other (loss) income	(1,246)	2,113	2,145	1,337

Consolidated income from continuing operations before income taxes	$336,412	$270,766	$955,308	$744,958

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

(1)	Includes management fees for providing management and administrative services to dialysis centers that are wholly-owned by third parties or centers in which the Company owns a minority equity investment.
(2)	Includes payments received for medical consulting services and management fees for providing management and administrative services to an unconsolidated joint venture that provides medical services in which the Company owns a 50% interest, as well as revenue related to the maintenance of existing physician networks.

Depreciation and amortization expense by segment is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
U.S. dialysis and related lab services.	$101,870	$89,465	$297,477	$263,005
HCP	42,558	39,255	126,555	115,862
Ancillary services and strategic initiatives	4,768	4,045	13,650	10,396

	$149,196	$132,765	$437,682	$389,263

Summary of assets by segment is as follows:

	September 30, 2014	December 31, 2013
Segment assets
U.S. dialysis and related lab services	$11,097,897	$10,248,993
HCP	6,314,202	6,265,767
Other—Ancillary services and strategic initiatives	689,317	584,117

Consolidated assets	$18,101,416	$17,098,877

Expenditures for property and equipment by segment is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
U.S. dialysis and related lab services.	$149,247	$128,799	$399,114	$359,574
HCP	6,121	6,281	16,401	20,660
Ancillary services and strategic initiatives	9,546	6,051	27,992	19,293

	$164,914	$141,131	$443,507	$399,527

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

17. Changes in DaVita HealthCare Partners Inc.’s ownership interest in consolidated subsidiaries

The effects of changes in DaVita HealthCare Partners Inc.’s ownership interest on the Company’s equity are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net income attributable to DaVita HealthCare Partners Inc.	$184,122	$136,628	$515,094	$421,168

(Decrease) increase in paid-in capital for sales of noncontrolling interests	(316)	21	355	(866)
Decrease in paid-in capital for the purchase of noncontrolling interests and adjustments to ownership interest	(1,962)	—	(506)	(474)

Net transfers to noncontrolling interests	(2,278)	21	(151)	(1,340)

Net income attributable to DaVita HealthCare Partners Inc., net of transfers to noncontrolling interests	$181,844	$136,649	$514,943	$419,828

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

Condensed Consolidating Statements of Income

For the three months ended September 30, 2014	DaVita HealthCare Partners Inc.	Guarantor subsidiaries	Non-Guarantor subsidiaries	Consolidating adjustments	Consolidated total
Patient service revenues	$—	$1,592,398	$651,031	$(896)	$2,242,533
Less: Provision for uncollectible accounts	—	(61,973)	(36,998)	—	(98,971)

Net patient service revenues	—	1,530,425	614,033	(896)	2,143,562
Capitated revenues	—	442,472	406,926	(852)	848,546
Other revenues	174,226	422,733	37,961	(375,204)	259,716

Total net revenues	174,226	2,395,630	1,058,920	(376,952)	3,251,824
Operating expenses	123,856	2,126,918	940,466	(376,952)	2,814,288

Operating income	50,370	268,712	118,454	—	437,536
Debt expense, including debt refinancing charges	(98,496)	(89,048)	(8,730)	96,396	(99,878)
Other income (loss)	94,258	388	504	(96,396)	(1,246)
Income tax expense (benefit)	18,395	99,927	(1,694)	—	116,628
Equity earnings in subsidiaries	156,385	76,260	—	(232,645)	—

Net income	184,122	156,385	111,922	(232,645)	219,784
Less: Net income attributable to noncontrolling interests	—	—	—	(35,662)	(35,662)

Net income attributable to DaVita HealthCare Partners Inc.	$184,122	$156,385	$111,922	$(268,307)	$184,122

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

For the three months ended September 30, 2013	DaVita HealthCare Partners Inc.	Guarantor subsidiaries	Non-Guarantor subsidiaries	Consolidating adjustments	Consolidated total
Patient service revenues	$—	$1,527,860	$602,708	$(3,869)	$2,126,699
Less: Provision for uncollectible accounts	—	(47,381)	(27,096)	—	(74,477)

Net patient service revenues	—	1,480,479	575,612	(3,869)	2,052,222
Capitated revenues	—	357,058	392,040	(1,834)	747,264
Other revenues	159,546	384,676	26,411	(370,533)	200,100

Total net revenues	159,546	2,222,213	994,063	(376,236)	2,999,586
Operating expenses	117,216	2,014,126	867,406	(376,236)	2,622,512

Operating income	42,330	208,087	126,657	—	377,074
Debt expense	(107,550)	(83,432)	(8,505)	91,066	(108,421)
Other income (expense)	100,943	(9,615)	1,851	(91,066)	2,113
Income tax expense	16,144	81,180	3,606	—	100,930
Equity earnings in subsidiaries	117,049	88,791	—	(205,840)	—

Net income	136,628	122,651	116,397	(205,840)	169,836
Less: Net income attributable to noncontrolling interests	—	—	—	(33,208)	(33,208)

Net income attributable to DaVita HealthCare Partners Inc.	$136,628	$122,651	$116,397	$(239,048)	$136,628

For the nine months ended September 30, 2014	DaVita HealthCare Partners Inc.	Guarantor subsidiaries	Non-Guarantor subsidiaries	Consolidating adjustments	Consolidated total
Patient service revenues	$—	$4,622,943	$1,918,700	$2,237	$6,543,880
Less: Provision for uncollectible accounts	—	(169,133)	(101,087)	—	(270,220)

Net patient service revenues	—	4,453,810	1,817,613	2,237	6,273,660
Capitated revenues	—	1,261,385	1,175,354	(1,259)	2,435,480
Other revenues	518,468	1,241,043	105,964	(1,107,526)	757,949

Total net revenues	518,468	6,956,238	3,098,931	(1,106,548)	9,467,089
Operating expenses	358,968	6,141,200	2,710,413	(1,106,548)	8,104,033

Operating income	159,500	815,038	388,518	—	1,363,056
Debt expense, including debt refinancing charges	(406,037)	(277,854)	(28,662)	302,660	(409,893)
Other income	293,733	9,323	1,749	(302,660)	2,145
Income tax expense	18,826	315,473	8,067	—	342,366
Equity earnings in subsidiaries	486,724	255,690	—	(742,414)	—

Net income	515,094	486,724	353,538	(742,414)	612,942
Less: Net income attributable to noncontrolling interests	—	—	—	(97,848)	(97,848)

Net income attributable to DaVita HealthCare Partners Inc.	$515,094	$486,724	$353,538	$(840,262)	$515,094

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

For the nine months ended September 30, 2013	DaVita HealthCare Partners Inc.	Guarantor subsidiaries	Non-Guarantor subsidiaries	Consolidating adjustments	Consolidated total
Patient service revenues	$—	$4,456,215	$1,720,574	$(21,566)	$6,155,223
Less: Provision for uncollectible accounts	—	(148,456)	(68,269)	—	(216,725)

Net patient service revenues	—	4,307,759	1,652,305	(21,566)	5,938,498
Capitated revenues	—	1,054,394	1,170,166	(4,607)	2,219,953
Other revenues	461,571	1,117,710	65,251	(1,102,142)	542,390

Total net revenues	461,571	6,479,863	2,887,722	(1,128,315)	8,700,841
Operating expenses	309,601	5,922,490	2,531,110	(1,128,315)	7,634,886

Operating income	151,970	557,373	356,612	—	1,065,955
Debt expense	(320,218)	(273,747)	(30,475)	302,106	(322,334)
Other income	302,111	66	1,266	(302,106)	1,337
Income tax expense	50,199	175,697	19,370	—	245,266
Equity earnings in subsidiaries	337,504	216,273	—	(553,777)	—

Income from continuing operations	421,168	324,268	308,033	(553,777)	499,692
Discontinued operations	—	—	13,236	—	13,236

Net income	421,168	324,268	321,269	(553,777)	512,928
Less: Net income attributable to noncontrolling interests	—	—	—	(91,760)	(91,760)

Net income attributable to DaVita HealthCare Partners Inc.	$421,168	$324,268	$321,269	$(645,537)	$421,168

Condensed Consolidating Statements of Comprehensive Income

For the three months ended September 30, 2014	DaVita HealthCare Partners Inc.	Guarantor subsidiaries	Non-Guarantor subsidiaries	Consolidating adjustments	Consolidated total
Net income	$184,122	$156,385	$111,922	$(232,645)	$219,784
Other comprehensive loss	(12,290)	—	—	—	(12,290)

Total comprehensive income	171,832	156,385	111,922	(232,645)	207,494
Less: comprehensive income attributable to the noncontrolling interests	—	—	—	(35,662)	(35,662)

Comprehensive income attributable to DaVita HealthCare Partners Inc.	$171,832	$156,385	$111,922	$(268,307)	$171,832

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

For the three months ended September 30, 2013	DaVita HealthCare Partners Inc.	Guarantor subsidiaries	Non-Guarantor subsidiaries	Consolidating adjustments	Consolidated total
Net income	$136,628	$122,651	$116,397	$(205,840)	$169,836
Other comprehensive loss	(880)	—	—	—	(880)

Total comprehensive income	135,748	122,651	116,397	(205,840)	168,956
Less: comprehensive income attributable to the noncontrolling interests	—	—	—	(33,208)	(33,208)

Comprehensive income attributable to DaVita HealthCare Partners Inc.	$135,748	$122,651	$116,397	$(239,048)	$135,748

For the nine months ended September 30, 2014	DaVita HealthCare Partners Inc.	Guarantor subsidiaries	Non-Guarantor subsidiaries	Consolidating adjustments	Consolidated total
Net income	$515,094	$486,724	$353,538	$(742,414)	$612,942
Other comprehensive loss	(8,979)	—	—	—	(8,979)

Total comprehensive income	506,115	486,724	353,538	(742,414)	603,963
Less: comprehensive income attributable to the noncontrolling interests	—	—	—	(97,848)	(97,848)

Comprehensive income attributable to DaVita HealthCare Partners Inc.	$506,115	$486,724	$353,538	$(840,262)	$506,115

For the nine months ended September 30, 2013	DaVita HealthCare Partners Inc.	Guarantor subsidiaries	Non-Guarantor subsidiaries	Consolidating adjustments	Consolidated total
Net income	$421,168	$324,268	$321,269	$(553,777)	$512,928
Other comprehensive income	11,083	—	—	—	11,083

Total comprehensive income	432,251	324,268	321,269	(553,777)	524,011
Less: comprehensive income attributable to the noncontrolling interests	—	—	—	(91,760)	(91,760)

Comprehensive income attributable to DaVita HealthCare Partners Inc.	$432,251	$324,268	$321,269	$(645,537)	$432,251

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

Condensed Consolidating Balance Sheets

As of September 30, 2014	DaVita HealthCare Partners Inc.	Guarantor subsidiaries	Non-Guarantor subsidiaries	Consolidating adjustments	Consolidated total
Cash and cash equivalents	$1,187,719	$127,331	$211,985	$—	$1,527,035
Accounts receivable, net	—	886,574	581,989	—	1,468,563
Other current assets	157,897	929,139	95,801	—	1,182,837

Total current assets	1,345,616	1,943,044	889,775	—	4,178,435
Property and equipment, net	191,897	1,425,392	741,914	—	2,359,203
Amortizable intangibles, net	88,537	1,850,725	58,510	—	1,997,772
Investments in subsidiaries	8,714,911	1,544,864	—	(10,259,775)	—
Intercompany receivables	3,452,572	—	530,994	(3,983,566)	—
Other long-term assets and investments	59,555	84,940	76,870	—	221,365
Goodwill	—	7,955,215	1,389,426	—	9,344,641

Total assets	$13,853,088	$14,804,180	$3,687,489	$(14,243,341)	$18,101,416

Current liabilities	269,843	1,936,798	390,990	—	2,597,631
Intercompany payables	—	2,912,917	1,070,649	(3,983,566)	—
Long-term debt and other long-term liabilities	8,116,659	1,239,554	237,354	—	9,593,567
Noncontrolling interests subject to put provisions	491,544	—	—	267,199	758,743
Total DaVita HealthCare Partners Inc. shareholders’ equity	4,975,042	8,714,911	1,544,864	(10,259,775)	4,975,042
Noncontrolling interests not subject to put provisions	—	—	443,632	(267,199)	176,433

Total equity	4,975,042	8,714,911	1,988,496	(10,526,974)	5,151,475

Total liabilities and equity	$13,853,088	$14,804,180	$3,687,489	$(14,243,341)	$18,101,416

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

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

Condensed Consolidating Statements of Cash Flows

For the nine months ended September 30, 2014	DaVita HealthCare Partners Inc.	Guarantor subsidiaries	Non-Guarantor subsidiaries	Consolidating adjustments	Consolidated total
Cash flows from operating activities:
Net income	$515,094	$486,724	$353,538	$(742,414)	$612,942
Changes in operating assets and liabilities and non-cash items included in net income	(479,441)	578,851	74,632	742,414	916,456

Net cash provided by operating activities	35,653	1,065,575	428,170	—	1,529,398

Cash flows from investing activities:
Additions of property and equipment, net	(37,752)	(215,072)	(190,683)	—	(443,507)
Acquisitions	—	(204,670)	(13,447)	—	(218,117)
Proceeds from asset and business sales	—	3,620	—	—	3,620
Purchases/proceeds from investment sales and other items	(137,313)	(33,111)	(2,757)	—	(173,181)

Net cash used in investing activities	(175,065)	(449,233)	(206,887)	—	(831,185)

Cash flows from financing activities:
Long-term debt and related financing costs, net	40,250	(9,247)	295	—	31,298
Intercompany borrowing	759,648	(646,476)	(113,172)	—	—
Other items	(74,955)	(8,292)	(67,060)	—	(150,307)

Net cash provided by (used in) financing activities	724,943	(664,015)	(179,937)	—	(119,009)

Effect of exchange rate changes on cash	—	—	1,582	—	1,582

Net increase (decrease) in cash and cash equivalents	585,531	(47,673)	42,928	—	580,786
Cash and cash equivalents at beginning of period	602,188	175,004	169,057	—	946,249

Cash and cash equivalents at end of period	$1,187,719	$127,331	$211,985	$—	$1,527,035

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

For the nine months ended September 30, 2013	DaVita HealthCare Partners Inc.	Guarantor subsidiaries	Non-Guarantor subsidiaries	Consolidating adjustments	Consolidated total
Cash flows from operating activities:
Net income	$421,168	$324,268	$321,269	$(553,777)	$512,928
Changes in operating assets and liabilities and non-cash items included in net income	(370,991)	720,662	2,778	553,777	906,226

Net cash provided by operating activities	50,177	1,044,930	324,047	—	1,419,154

Cash flows from investing activities:
Additions of property and equipment, net	(32,305)	(196,918)	(170,304)	—	(399,527)
Acquisitions	—	(185,945)	(48,857)	—	(234,802)
Proceeds from asset sales	60,650	1,632	—	—	62,282
Purchases of investments and other items	(2,574)	(2,565)	100	—	(5,039)

Net cash provided by (used in) investing activities	25,771	(383,796)	(219,061)	—	(577,086)

Cash flows from financing activities:
Long-term debt and related financing costs, net	(370,774)	(9,211)	(4,316)	—	(384,301)
Intercompany borrowing	684,985	(653,287)	(31,698)	—	—
Other items	44,164	5,609	(69,695)	—	(19,922)

Net cash provided by (used in) financing activities	358,375	(656,889)	(105,709)	—	(404,223)

Effect of exchange rate changes on cash	—	—	(899)	—	(899)

Net increase (decrease) in cash and cash equivalents	434,323	4,245	(1,622)	—	436,946
Cash and cash equivalents at beginning of period	195,037	166,107	172,604	—	533,748

Cash and cash equivalents at end of period	$629,360	$170,352	$170,982	$—	$970,694

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

20. Supplemental data

The following information is presented as supplemental data as required by the indentures governing our senior notes.

Condensed Consolidating Statements of Income

For the three months ended September 30, 2014	Consolidated Total	Physician Groups	Unrestricted Subsidiaries	Company and Restricted Subsidiaries(1)
Patient service operating revenues	$2,242,533	$31,231	$—	$2,211,302
Less: Provision for uncollectible accounts	(98,971)	(5,053)	—	(93,918)

Net patient service operating revenues	2,143,562	26,178	—	2,117,384
Capitated revenues	848,546	387,405	—	461,141
Other revenues	259,716	856	—	258,860

Total net operating revenues	3,251,824	414,439	—	2,837,385
Operating expenses	2,814,288	409,550	27	2,404,711

Operating income	437,536	4,889	(27)	432,674
Debt expense, including refinancing charges	(99,878)	(2,364)	—	(97,514)
Other (loss) income	(1,246)	42	—	(1,288)
Income tax expense	116,628	721	(11)	115,918

Net income	219,784	1,846	(16)	217,954
Minority interests	(35,662)	—	—	(35,662)

Net income attributable to DaVita HealthCare Partners Inc.	$184,122	$1,846	$(16)	$182,292

For the nine months ended September 30, 2014	Consolidated Total	Physician Groups	Unrestricted Subsidiaries	Company and Restricted Subsidiaries(1)
Patient service operating revenues	$6,543,880	$91,731	$—	$6,452,149
Less: Provision for uncollectible accounts	(270,220)	(7,642)	—	(262,578)

Net patient service operating revenues	6,273,660	84,089	—	6,189,571
Capitated revenues	2,435,480	1,122,085	—	1,313,395
Other revenues	757,949	3,735	—	754,214

Total net operating revenues	9,467,089	1,209,909	—	8,257,180
Operating expenses	8,104,033	1,185,349	263	6,918,421

Operating income	1,363,056	24,560	(263)	1,338,759
Debt expense, including refinancing charges	(409,893)	(8,982)	—	(400,911)
Other income	2,145	75	—	2,070
Income tax expense	342,366	4,878	(105)	337,593

Net income	612,942	10,775	(158)	602,325
Minority interests	(97,848)	—	—	(97,848)

Net income attributable to DaVita HealthCare Partners Inc.	$515,094	$10,775	$(158)	$504,477

(1)	After the elimination of the unrestricted subsidiaries and the physician groups

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

Condensed Consolidating Statements of Comprehensive Income

For the three months ended September 30, 2014	Consolidated Total	Physician Groups	Unrestricted Subsidiaries	Company and Restricted Subsidiaries(1)
Net income	$219,784	$1,846	$(16)	$217,954
Other comprehensive loss	(12,290)	—	—	(12,290)

Total comprehensive income	207,494	1,846	(16)	205,664
Less: comprehensive income attributable to the noncontrolling interests	(35,662)	—	—	(35,662)

Comprehensive income attributable to DaVita HealthCare Partners Inc.	$171,832	$1,846	$(16)	$170,002

For the nine months ended September 30, 2014	Consolidated Total	Physician Groups	Unrestricted Subsidiaries	Company and Restricted Subsidiaries(1)
Net income	$612,942	$10,775	$(158)	$602,325
Other comprehensive loss	(8,979)	—	—	(8,979)

Total comprehensive income	603,963	10,775	(158)	593,346
Less: comprehensive income attributable to the noncontrolling interests	(97,848)	—	—	(97,848)

Comprehensive income attributable to DaVita HealthCare Partners Inc.	$506,115	$10,775	$(158)	$495,498

(1)	After the elimination of the unrestricted subsidiaries and the physician groups

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

Condensed Consolidating Balance Sheets

As of September 30, 2014	Consolidated Total	Physician Groups	Unrestricted Subsidiaries	Company and Restricted Subsidiaries(1)
Cash and cash equivalents	$1,527,035	$112,135	$—	$1,414,900
Accounts receivable, net	1,468,563	235,882	—	1,232,681
Other current assets	1,182,837	20,349	—	1,162,488

Total current assets	4,178,435	368,366	—	3,810,069
Property and equipment, net	2,359,203	4,872	—	2,354,331
Amortizable intangibles, net	1,997,772	6,490	—	1,991,282
Other long-term assets	221,365	65,138	3,061	153,166
Goodwill	9,344,641	9,181	—	9,335,460

Total assets	$18,101,416	$454,047	$3,061	$17,644,308

Current liabilities	$2,597,631	$193,082	$—	$2,404,549
Payables to parent	—	166,269	3,061	(169,330)
Long-term debt and other long-term liabilities	9,593,567	82,458	—	9,511,109
Noncontrolling interests subject to put provisions	758,743	—	—	758,743
Total DaVita HealthCare Partners Inc. shareholders’ equity	4,975,042	12,238	—	4,962,804
Noncontrolling interests not subject to put provisions	176,433	—	—	176,433

Shareholders’ equity	5,151,475	12,238	—	5,139,237

Total liabilities and shareholder’s equity	$18,101,416	$454,047	$3,061	$17,644,308

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

(1)	After the elimination of the unrestricted subsidiaries and the physician groups

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

Condensed Consolidating Statements of Cash Flows

For the nine months ended September 30, 2014	Consolidated Total	Physician Groups	Unrestricted Subsidiaries	Company and Restricted Subsidiaries(1)
Cash flows from operating activities:
Net income	$612,942	$10,775	$(158)	$602,325
Changes in operating and intercompany assets and liabilities and non-cash items included in net income	916,456	5,752	158	910,546

Net cash provided by operating activities	1,529,398	16,527	—	1,512,871

Cash flows from investing activities:
Additions of property and equipment	(443,507)	(145)	—	(443,362)
Acquisitions and divestitures, net	(218,117)	—	—	(218,117)
Proceeds from discontinued operations	3,620	—	—	3,620
Investments and other items	(173,181)	(2,757)	—	(170,424)

Net cash used in investing activities	(831,185)	(2,902)	—	(828,283)

Cash flows from financing activities:
Long-term debt	31,298	—	—	31,298
Intercompany	—	(28,799)	—	28,799
Other items	(150,307)	—	—	(150,307)

Net cash used in by financing activities	(119,009)	(28,799)	—	(90,210)

Effect of exchange rate changes on cash	1,582	—	—	1,582
Net increase (decrease) in cash	580,786	(15,174)	—	595,960
Cash at beginning of year	946,249	127,309	—	818,940

Cash at end of year	$1,527,035	$112,135	$—	$1,414,900

(1)	After the elimination of the unrestricted subsidiaries and the physician groups

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking statements within the meaning of the federal securities laws. All statements that do not concern historical facts are forward-looking statements and include, among other things, statements about our expectations, beliefs, intentions and/or strategies for the future. These forward-looking statements include statements regarding our future operations, financial condition and prospects, expectations for treatment growth rates, revenue per treatment, expense growth, levels of the provision for uncollectible accounts receivable, operating income, cash flow, operating cash flow, estimated tax rates, capital expenditures, the development of new dialysis centers and dialysis center acquisitions, government and commercial payment rates, revenue estimating risk and the impact of our level of indebtedness on our financial performance, and including earnings per share. These statements involve substantial known and unknown risks and uncertainties that could cause our actual results to differ materially from those described in the forward-looking statements, including but not limited to, risks resulting from the concentration of profits generated by higher-paying commercial payor plans for which there is continued downward pressure on average realized payment rates, and a reduction in the number of patients under such plans, which may result in the loss of revenues or patients, a reduction in government payment rates under the Medicare ESRD program or other government-based programs, the impact of the Center for Medicare and Medicaid Services (CMS) 2014 Medicare Advantage benchmark structure, risks arising from potential federal and/or state legislation that could have an adverse effect on our operations and profitability, changes in pharmaceutical or anemia management practice patterns, payment policies, or pharmaceutical pricing, legal compliance risks, including our continued compliance with complex government regulations and current or potential investigations by various government entities and related government or private-party proceedings, and in compliance with the Corporate Integrity Agreement and the related restrictions on our business and operations required by the Corporate Integrity Agreement and other settlement terms, and the financial impact thereof, continued increased competition from large and medium-sized dialysis providers that compete directly with us, our ability to maintain contracts with physician medical directors, changing affiliation models for physicians, and the emergence of new models of care introduced by the government or private sector that may erode our patient base and reimbursement rates such as accountable care organizations (ACOs), independent practice associations (IPAs) and integrated delivery systems, or to businesses outside of dialysis and HCP’s business, our ability to complete acquisitions, mergers or dispositions that we might be considering or announce, or to integrate and successfully operate any business we may acquire or have acquired, including HCP, or to expand our operations and services to markets outside the U.S., variability of our cash flows, the risk that we might invest material amounts of capital and incur significant costs in connection with the growth and development of our international operations, yet we might not be able to operate them profitably anytime soon, if at all, risks arising from the use of accounting estimates, judgments and interpretations in our financial statements, loss of key HCP employees, potential disruption from the HCP transaction making it more difficult to maintain business and operational relationships with customers, partners, associated physicians and physician groups, hospitals and others, the risk that laws regulating the corporate practice of medicine could restrict the manner in which HCP conducts its business, the risk that the cost of providing services under HCP’s agreements may exceed our compensation, the risk that reductions in reimbursement rates, including Medicare Advantage rates, and future regulations may negatively impact HCP’s business, revenue and profitability, the risk that HCP may not be able to successfully establish a presence in new geographic regions or successfully address competitive threats that could reduce its profitability, the risk that a disruption in HCP’s healthcare provider networks could have an adverse effect on HCP’s business operations and profitability, the risk that reductions in the quality ratings of health maintenance organization plan customers of HCP could have an adverse effect on HCP’s business, or the risk that health plans that acquire health maintenance organizations may not be willing to contract with HCP or may be willing to contract only on less favorable terms, and the other risk factors set forth in Part II, Item 1A. of this Quarterly Report on Form 10-Q. We base our forward-looking statements on information currently available to us, and we undertake no obligation to update or revise any forward-looking statements, whether as a result of changes in underlying factors, new information, future events or otherwise.

The following should be read in conjunction with our condensed consolidated financial statements.

Consolidated results of operations

We operate two major divisions, Kidney Care and HealthCare Partners (HCP). Our Kidney Care division is comprised of our U.S. dialysis and related lab services business, our ancillary services and strategic initiatives including our international operations, and our corporate support expenses. Our HCP division is comprised of our HCP integrated healthcare business.

Our largest major line of business is our U.S. dialysis and related lab services, which is a leading provider of kidney dialysis services in the U.S. for patients suffering from chronic kidney failure, also known as ESRD. Our other major line of business is HCP, which is a patient- and physician-focused integrated health care delivery and management company.

Following is a summary of our consolidated operating results for the third quarter of 2014 compared with the prior sequential quarter and the same quarter of 2013, as well as the nine months ended September 30, 2014 compared to the same period in 2013, for reference in the discussion that follows.

	Three months ended						Nine months ended
	September 30, 2014		June 30, 2014		September 30, 2013		September 30, 2014		September 30, 2013
	(dollar amounts rounded to nearest million)
Net revenues:
Patient service revenues	$2,243		$2,187		$2,127		$6,544		$6,155
Less: Provision for uncollectible accounts	(99)		(88)		(74)		(270)		(217)

Net patient service revenues	2,144		2,099		2,053		6,274		5,938
Capitated revenues	848		799		747		2,435		2,220
Other revenues	260		274		200		758		543

Total consolidated net revenues	3,252	100%	3,172	100%	3,000	100%	9,467	100%	8,701	100%

Operating expenses and charges:
Patient care costs	2,326	72%	2,247	71%	2,096	70%	6,753	71%	6,070	70%
General and administrative	323	10%	298	9%	305	10%	905	10%	858	10%
Depreciation and amortization	149	5%	146	5%	133	4%	438	5%	389	4%
Provision for uncollectible accounts	4	—	3	—	1	—	10	—	4	—
Equity investment income	(5)	—	(6)	—	(9)	—	(19)	—	(26)	—
Loss contingency reserve	17	—	—	—	97	3%	17	—	397	5%
Contingent earn-out obligation adjustment	—	—	—	—	—	—	—	—	(57)	(1%)

Total operating expenses and charges	2,814	87%	2,688	85%	2,623	87%	8,104	86%	7,635	88%

Operating income	$438	13%	$484	15%	$377	13%	$1,363	14%	$1,066	12%

The following table summarizes consolidated net revenues for our Kidney Care division and our HCP division:

	Three months ended			Nine months ended
	September 30, 2014	June 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(dollar amounts rounded to nearest million)
Net revenues:
Kidney Care:
U.S. dialysis and related lab services patient service revenues	$2,165	$2,106	$2,052	$6,307	$5,956
Less: Provision for uncollectible accounts	(92)	(84)	(72)	(258)	(208)

U.S. dialysis and related lab services net patient service revenues	$2,073	$2,022	$1,980	$6,049	$5,748
Other revenues	3	3	3	10	9

Total net U.S. dialysis and related lab services revenues	2,076	2,025	1,983	6,059	5,757

Other—Ancillary services and strategic initiatives revenues	247	229	187	690	506
Other—Capitated revenues	21	16	17	53	51
Other—Ancillary services and strategic initiatives net patient service revenues (less provision for uncollectible accounts)	32	29	22	88	53

Total net other-ancillary services and strategic initiatives revenues	300	274	226	831	610
Elimination of intersegment and division revenues	(16)	(14)	(12)	(43)	(33)

Total Kidney Care net revenues	2,360	2,285	2,197	6,847	6,334

HCP:
HCP capitated revenues	828	783	731	2,383	2,169
HCP net patient service revenues (less provision for uncollectible accounts)	50	58	58	164	161
Other revenues	14	46	14	73	37

Total net HCP revenues	892	887	803	2,620	2,367

Total consolidated net revenues	$3,252	$3,172	$3,000	$9,467	$8,701

The following table summarizes consolidated operating income and adjusted consolidated operating income:

	Three months ended			Nine months ended
	September 30, 2014	June 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(dollar amounts rounded to nearest million)
Operating income:
Kidney Care:
U.S. dialysis and related lab services	$400	$408	$306	$1,195	$792
Other—Ancillary services and strategic initiatives losses	(6)	(2)	(8)	(6)	(29)
Contingent earn-out obligation adjustment	—	—	—	—	57
Corporate support costs	(3)	(4)	(11)	(8)	(33)
Adjustment to reduce a tax asset associated with the HCP acquisition escrow provisions	—	—	(8)	—	(8)

Total kidney care operating income	391	402	279	1,181	779
HCP	47	82	98	182	287

Total consolidated operating income	438	484	377	1,363	1,066
Reconciliation of non-GAAP measures:
Add:
Loss contingency reserve	17	—	97	17	397
Adjustment to reduce a tax asset associated with HCP acquisition escrow provisions	—	—	8	—	8
Contingent earn-out obligation adjustment	—	—	—	—	(57)

Adjusted consolidated operating income(1)	$455	$484	$482	$1,380	$1,414

(1)	For the three and nine months ended September 30, 2014 we have excluded $17 million related to a loss contingency reserve. In addition, for the three and nine months ended September 30, 2013, we have excluded $97 million and $397 million, respectively, related to the loss contingency reserve and have excluded $8 million related to an adjustment to reduce a tax asset associated with HCP acquisition escrow provisions. In addition, for the nine months ended September 30, 2013, we have excluded $57 million related to an adjustment to decrease HCP’s contingent earn-out obligation. These are non-GAAP measures and are not intended as substitutes for the GAAP equivalent measures. We have presented these adjusted amounts because management believes that these presentations enhance a user’s understanding of our normal consolidated operating income by excluding unusual amounts of $17 million, $97 million and $397 million, as described above, for a loss contingency reserve related to the 2010 and 2011 U.S. Attorney Physician Relationship Investigations (see Note 9 to the condensed consolidated financial statements), an adjustment of $8 million to reduce a tax asset associated with HCP acquisition escrow payments that was established a receivable to offset any potential tax liabilities and a $57 million adjustment for a decrease in HCP’s contingent earn-out obligation. We therefore consider these adjusted consolidated operating income amounts meaningful and comparable to our prior period results.

Consolidated net revenues

Consolidated net revenues for the third quarter of 2014 increased by approximately $80 million, or approximately 2.5%, as compared to the second quarter of 2014. The increase in consolidated net revenues was primarily due to an increase of approximately $51 million associated with the U.S. dialysis and related lab services net revenues, principally due to one additional treatment day in the third quarter of 2014 as compared to the second quarter of 2014, strong acquired and non-acquired growth and an increase of $1 in the average dialysis revenue per treatment mainly due to an increase in seasonal administration of flu vaccine, partially offset by an increase in our dialysis provision for uncollectable accounts. In addition, HCP’s net operating revenues increased by approximately $5 million as a result of an increase in senior capitated members and improvements in HCP’s risk pool performance, partially offset by a decrease in HCP revenue associated with its annual premium reconciliation of capitated members that was recognized in the second quarter of 2014 and from the recognition of additional HCP revenues related to the maintenance of existing physician networks that was also recorded in the second quarter of 2014. The increase in consolidated net revenues was also due to an increase of approximately $26 million associated with our ancillary services and strategic initiatives revenues primarily from additional pharmacy revenues.

Consolidated net revenues for the third quarter of 2014 increased by approximately $252 million, or approximately 8.4%, as compared to the third quarter of 2013. The increase in consolidated net revenues was mostly due to an increase of $93 million in the U.S. dialysis and related lab services net revenues, primarily as a result of strong volume growth from acquired and non-acquired treatment growth in existing and new centers and an increase of $1 in the average dialysis revenue per treatment, driven by changes in the mix of our government reimbursements and an increase in some of our commercial payment rates, partially offset by an increase in our dialysis provision for uncollectible accounts. The increase in consolidated net revenues was also due to an increase in HCP net revenues of $89 million due to acquired growth, an increase in senior capitated members in the third quarter of 2014 and improvements in HCP’s risk pool performance, partially offset by the timing of revenue from its annual premium reconciliation for senior capitated members which occurred in the second quarter of 2014, when typically the revenue would have been received in the third quarter of 2014, as well as a reduction in HCP’s Medicare Advantage payments. In addition, the increase in consolidated net revenues was also due to an increase of approximately $74 million in our ancillary services and strategic initiatives, mainly from growth in our pharmacy services and in our international operations.

Consolidated net revenues for the nine months ended September 30, 2014 increased by approximately $766 million, or approximately 8.8%, as compared to the same period in 2013. The increase in consolidated net revenues was primarily due to an increase of $302 million in the U.S. dialysis and related lab services net revenues, largely as a result of strong volume growth from acquired and non-acquired treatment growth, and an increase in the average dialysis revenue per treatment of $1, partially offset by an increase in our dialysis provision for uncollectable accounts. In addition, consolidated net revenues was positively impacted by an increase in HCP net revenues of $253 million, primarily due to an increase in senior capitated members, improvements in HCP’s risk pool performance, and from the recognition of additional HCP revenues related to the maintenance of existing physician networks, that occurred in the second quarter of 2014, partially offset by a reduction in HCP’s Medicare Advantage payments. In addition, the increase in consolidated net revenues was also due to an increase of approximately $221 million in our ancillary services and strategic initiatives, largely due to growth in our pharmacy services and in our international operations.

Consolidated operating income

Consolidated operating income for the third quarter of 2014 decreased by approximately $46 million, or approximately 9.5%, as compared to the second quarter of 2014, including an adjustment of $17 million to the loss contingency reserve. Excluding this item from the third quarter of 2014, adjusted operating income would have decreased by $29 million. The decrease in the consolidated operating income was primarily due to an increase in pharmaceutical costs, higher labor and benefit costs, a slight decrease in productivity, higher long-term incentive compensation, an increase in the dialysis provision for uncollectible accounts, an increase in

HCP’s medical claims expense as a result of additional senior and Medicaid members who have higher utilization, as well as a decrease in HCP revenue associated with its annual premium reconciliation of capitated members which occurred in the second quarter of 2014, and from the recognition of additional HCP revenues related to the maintenance of existing physician networks that was also recorded in the second quarter of 2014. Consolidated operating income was positively impacted by an increase in U.S. dialysis and related lab services net revenues due to strong volume growth primarily from one additional treatment day in the third quarter of 2014 as compared to the second quarter of 2014, lower payroll taxes, lower travel costs for management meetings and an increase in HCP senior capitated members.

Consolidated operating income for the third quarter of 2014 increased by approximately $61 million, or approximately 16.2%, as compared to the third quarter of 2013, including adjustments of $17 million and $97 million to the loss contingency reserve in 2014 and 2013, respectively, and an $8 million adjustment to reduce a tax asset associated with HCP acquisition escrow provisions in the third quarter of 2013. Excluding these items from their respective periods, adjusted consolidated operating income would have decreased by $27 million. The decrease in adjusted consolidated operating income was primarily impacted by lower HCP Medicare Advantage payments, an increase in HCP’s medical claims expenses as a result of additional senior capitated members, higher pharmaceutical unit costs, an increase in the dialysis provision for uncollectible accounts, higher labor and benefit costs and related payroll taxes, and higher long-term incentive compensation. Consolidated operating income was positively impacted by strong volume growth in the number of treatments from non-acquired growth and acquisitions, and from improved productivity. In addition, adjusted consolidated operating income was also positively impacted by an increase in HCP overall revenues as described above, improved operating performance of certain ancillary services and strategic initiatives, mainly our pharmacy services, and an increase as a result of the write-off of certain obsolete software costs that occurred in the third quarter of 2013.

Consolidated operating income for the nine months ended September 30, 2014 increased by approximately $297 million, or approximately 27.9%, as compared to the same period in 2013, including adjustments of $17 million and $397 million to a loss contingency reserve in 2014 and 2013, respectively, the contingent earn-out obligation adjustment of $57 million, and the $8 million adjustment to reduce a tax asset associated with HCP acquisition escrow provisions during 2013. Excluding these items from their respective periods, adjusted consolidated operating income would have decreased by $34 million. The decrease in adjusted consolidated operating income was impacted by lower HCP Medicare Advantage payments, partially offset by an overall increase in HCP’s revenues as described above, higher labor costs and related payroll taxes, higher long-term incentive compensation, an increase in benefit costs, higher pharmaceutical costs and an increase in the dialysis provision for uncollectible accounts. The increase in adjusted consolidated operating income was primarily due to strong volume growth in the number of treatments, an increase of $1 in our average dialysis revenue per treatment, improvements in productivity, lower professional fees and an increase due to the write-off of certain obsolete software costs that occurred in the second quarter of 2013. In addition, adjusted consolidated operating income also increased as a result of improved operating performance of certain ancillary services and strategic initiatives, primarily our pharmacy services, and the recognition of additional revenue related to the maintenance of existing physician networks and an increase in senior capitated members.

U.S. dialysis and related lab services business

Results of operations

	Three months ended			Nine months ended
	September 30, 2014	June 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(dollar amounts rounded to nearest million, except per treatment data)
Net revenues:
Dialysis and related lab services patient service revenues	$2,165	$2,106	$2,052	$6,307	$5,956
Less: Provision for uncollectible accounts	(92)	(84)	(72)	(258)	(208)

Dialysis and related lab services net patient service revenues	$2,073	$2,022	$1,980	$6,049	$5,748
Other revenues	3	3	3	10	9

Total net dialysis and related lab services revenues	$2,076	$2,025	$1,983	$6,059	$5,757

Operating expenses and charges:
Patient care costs	1,390	1,358	1,311	4,070	3,793
General and administrative	170	164	183	490	521
Depreciation and amortization	102	99	89	297	263
Loss contingency reserve	17	—	97	17	397
Equity investment income	(3)	(4)	(3)	(10)	(9)

Total operating expenses and charges	1,676	1,617	1,677	4,864	4,965

Operating income	$400	$408	$306	$1,195	$792

Dialysis treatments	6,343,706	6,196,394	6,034,647	18,515,727	17,531,419
Average dialysis treatments per treatment day	80,300	79,441	76,388	79,330	75,081
Average dialysis and related lab services revenue per treatment	$341	$340	$340	$341	$340

Net revenues

Dialysis and related lab services’ net revenues for the third quarter of 2014 increased by approximately $51 million, or approximately 2.5%, as compared to the second quarter of 2014. The increase in dialysis and related lab services’ net revenues was due to an increase in the number of treatments as a result of one additional treatment day in the third quarter of 2014 as compared to the second quarter of 2014 and strong acquired and non-acquired treatment growth and an increase in the average dialysis revenue per treatment of approximately $1. The increase in the average dialysis revenue per treatment was primarily due to a seasonal increase in our flu vaccine, partially offset by a slight decrease in our commercial mix and an increase in the provision for uncollectible accounts.

Dialysis and related lab services’ net revenues for the third quarter of 2014 increased by approximately $93 million, or approximately 4.7%, as compared to the third quarter of 2013. The increase in net revenues in the third quarter of 2014 was principally due to strong volume growth from additional treatments. The increase in the number of treatments was primarily attributable to strong acquired and non-acquired treatment growth. The average dialysis revenue per treatment also increased by approximately $1 in the third quarter of 2014 as compared to the third quarter of 2013. The increase in our average dialysis revenue per treatment was primarily due to an increase as a result of changes in the mix of our government reimbursements and an increase in some of our average commercial payment rates, partially offset by an increase in the provision for uncollectible accounts.

Dialysis and related lab services’ net revenues for the nine months ended September 30, 2014 increased by approximately $302 million, or approximately 5.2%, as compared to the same period in 2013. The increase in net revenues in the first nine months of 2014 was principally due to strong volume growth from additional treatments. The increase in the number of treatments was primarily attributable to strong acquired and non-acquired treatment growth. The average dialysis revenue per treatment increased by approximately $1 in the first nine months of 2014 as compared to the first nine months of 2013. The increase in our average dialysis revenue per treatment was primarily due to an increase in our acute services and an increase in some of our average commercial payment rates, partially offset by a decrease in our Medicare reimbursements as a result of sequestration that went into effect on April 1, 2013, and a slight decrease in our commercial mix. Dialysis and related lab services’ net revenues were also negatively impacted by an increase in the provision for uncollectible accounts.

Provision for uncollectible accounts. The provision for uncollectible accounts receivable for dialysis and related lab services was 4.25% for the third quarter of 2014, 4.0% for the second quarter of 2014, and 3.5% for the third quarter of 2013. We continue to experience higher amounts of non-covered Medicare write-offs. We assess our level of the provision for uncollectible accounts based upon our historical cash collection experience and trends, and have and will continue to adjust the provision as necessary as a result of changes in our cash collections.

Medicare update

CMS issued the 2014 final rule for the ESRD Prospective Payment System (PPS), which phases in over three to four years the 12% cut mandated by the American Taxpayer Relief Act of 2012 (ATRA). Although no reimbursement reduction is expected for the remainder of 2014 or in 2015 under the final ESRD PPS rule, it is anticipated that future reductions will occur no later than 2017. However, the recent “Protecting Access to Medicare Act” that was passed on March 31, 2014 further modified the reduction to only 1.25% in 2016 and 2017, and 1% in 2018. While this modification eases reimbursement pressure, future legislative actions could have the opposite effect. CMS recently issued the 2015 proposed rule for the ESRD PPS, which was published in the Federal Register on July 11, 2014. The proposed rule would increase payments to dialysis facilities modestly by 0.3% to 0.5%, although rural facilities would receive a decrease of 0.5%.

The Protecting Access to Medicare Act was passed by Congress on March 31, 2014 which delayed the implementation of oral-only medications that will be included in the bundled ESRD payment rate to dialysis centers until June 1, 2024.

As previously disclosed, sequestration spending cuts took effect on April 1, 2013, which reduced our Medicare payments by 2%. These spending cuts were extended through 2014 and 2015 by a two-year funding bill signed into law on December 31, 2013, which will continue to negatively impact our condensed consolidated financial results.

Operating expenses and charges

Patient care costs. Dialysis and related lab services’ patient care costs of approximately $219 per treatment for the third quarter of 2014 was flat as compared to the second quarter of 2014. Patient care costs per treatment were impacted primarily by a slight decrease in productivity, an increase in occupancy costs and higher pharmaceutical unit costs, offset by a decrease in travel expenses related to management meetings, lower professional fees, a decrease in insurance expense and a decrease in our other direct operating expenses associate with our dialysis centers.

Dialysis and related lab services’ patient care costs on a per treatment basis for the third quarter of 2014 increased by approximately $2 as compared to the third quarter of 2013. The increase was primarily attributable to higher labor costs, higher pharmaceutical unit costs, higher occupancy costs, an increase in our other direct operating expenses associated with our dialysis centers and an increase in intensities of physician-prescribed pharmaceuticals, partially offset by improved productivity and lower benefit costs.

Dialysis and related lab services’ patient care costs on a per treatment basis for the nine months ended September 30, 2014 increased by approximately $4 as compared to the same period in 2013. The increase was primarily attributable to higher labor costs, higher pharmaceutical unit costs, higher occupancy costs, an increase in our other direct operating expenses associated with our dialysis centers and an increase in intensities of physician-prescribed pharmaceuticals, partially offset by improved productivity, and a decrease in benefit costs

General and administrative expenses. Dialysis and related lab services’ general and administrative expenses of approximately $170 million in the third quarter of 2014 increased by approximately $6 million as compared to the second quarter of 2014. The increase in general and administrative expenses was primarily due to higher labor and benefit costs, an increase in professional fees and higher long-term incentive compensation, partially offset by a decrease in travel expenses related to management meetings.

Dialysis and related lab services’ general and administrative expenses for the third quarter of 2014 decreased by approximately $13 million as compared to the third quarter of 2013. The decrease was primarily due to lower labor costs, a decrease in professional fees for legal matters and the write-off of certain obsolete software costs that occurred in the third quarter of 2013, partially offset by higher long-term incentive compensation.

Dialysis and related lab services’ general and administrative expenses for the nine months ended September 30, 2014 decreased by approximately $31 million as compared to the same period in 2013. The decrease was primarily due to lower labor costs, lower travel expenses, a decrease in professional fees for compliance matters and information technology initiatives and the write-off of certain obsolete software costs that occurred in the third quarter of 2013, partially offset by higher long-term incentive compensation.

Depreciation and amortization. Depreciation and amortization for dialysis and related lab services was approximately $102 million for the third quarter of 2014, $99 million for the second quarter of 2014 and $89 million for the third quarter of 2013. The increases in depreciation and amortization in the third quarter of 2014, as compared to both the second quarter of 2014 and the third quarter of 2013, were primarily due to growth in newly developed centers and from acquired centers.

Depreciation and amortization for dialysis and related lab services was approximately $297 million for the nine months ended September 30, 2014 as compared to $263 million for the same period in 2013. The increase was primarily due to the same factors as described above.

Loss contingency reserve. As described more fully in our current report on Form 8-K filed on October 23, 2014, we entered into a final settlement agreement on October 22, 2014 with various federal governmental agencies of the United States of America to resolve the pending 2010 and 2011 U.S. Attorney physician relationship matters. In connection with the resolution of these matters, we have agreed to pay to the United States $350 million plus accrued interest from the date of our agreement in principle with the United States, plus a civil forfeiture of $39 million. In addition, we have agreed in principle to a settlement of certain state Medicaid claims in the amount of $11.5 million plus interest. We had previously announced an agreement in principle in these matters and had accrued an estimated loss contingency reserve of $397 million. In the third quarter of 2014, we accrued an additional $17 million related to this matter which resulted in an increase in the reserve from $397 million to $414 million.

In connection with the resolution of this matter, we have entered into a five-year corporate integrity agreement (the Corporate Integrity Agreement) with the OIG. The Corporate Integrity Agreement requires that we maintain certain elements of our compliance programs and imposes certain expanded compliance-related requirements during the term of the Corporate Integrity Agreement, including the appointment of a compliance monitor and our agreeing to (1) unwind 11 joint venture transactions that were created through partial divestitures to or partial acquisitions from nephrologists and that cover 26 of our 2,119 clinics; (2) not enter into certain types of partial divestiture joint venture transactions with nephrologists; and (3) certain other restrictions.

Equity investment income. Equity investment income for dialysis and related lab services was approximately $3.2 million for the third quarter of 2014, as compared to $4.1 million for the second quarter of 2014 and $3.1 million for the third quarter of 2013. The decrease in equity investment income in the third quarter of 2014 as compared to the second quarter of 2014 was primarily due to an increase in Medicare bad debt cost recoveries in the second quarter of 2014.

Accounts receivable

Our dialysis and related lab services accounts receivable balances at September 30, 2014 and June 30, 2014 were $1,117 million and $1,148 million, respectively, which represented approximately 50 days and 53 days, respectively, which is net of the provision for uncollectible accounts. The decrease in day sales outstanding (DSO) in the third quarter of 2014 was primarily due to additional Medicare and commercial collections. Our DSO calculation is based on the current quarter’s average revenues per day. There were no significant changes during the third quarter of 2014 from the second quarter of 2014 in the amount of unreserved accounts receivable over one year old or the amounts pending approval from third-party payors.

Segment operating income

Dialysis and related lab services’ operating income for the third quarter of 2014 decreased by approximately $8 million, or approximately 2.0%, as compared to the second quarter of 2014, including a $17 million adjustment for a loss contingency reserve. Excluding this item from the third quarter of 2014, adjusted operating income would have increased by $9 million. The increase in adjusted operating income was primarily due to strong volume growth in the number of treatments due to one additional treatment day in the third quarter of 2014 as compared to the second quarter of 2014 and strong acquired and non-acquired growth. Dialysis and related lab services adjusted operating income also increased as a result of an increase in the average dialysis revenue per treatment of $1, partially offset by higher labor costs, a decline in productivity, higher pharmaceutical unit costs, an increase in professional fees, an increase in long-term incentive compensation and an increase in the provision for uncollectible accounts.

Dialysis and related lab services’ operating income for the third quarter of 2014 increased by approximately $94 million, or approximately 30.7%, as compared to the third quarter of 2013 including $17 million and $97 million of adjustments to a loss contingency reserve in the third quarters of 2014 and 2013, respectively. Excluding these items from their respective periods, adjusted operating income would have increased by $14 million. The increase in adjusted operating income was primarily attributable to strong volume growth in revenues from additional treatments as a result of acquired and non-acquired treatment growth, an increase in the average dialysis revenue per treatment of $1, a decrease in professional fees, improved productivity and an increase as a result of a write-off of certain obsolete software costs that occurred in the third quarter of 2013. Dialysis and related lab services operating income was negatively impacted by higher labor costs, higher pharmaceutical unit costs, an increase in the provision for uncollectible accounts and an increase in long-term incentive compensation.

Dialysis and related lab services’ operating income for the nine months ended September 30, 2014 increased by approximately $403 million, or approximately 50.9%, as compared to the same period in 2013, which includes $17 million and $397 million of a loss contingency reserve during 2014 and 2013, respectively. Excluding these items from their respective periods, adjusted operating income would have increased by $23 million, primarily attributable to strong volume growth in revenues from additional treatments as a result of acquired and non-acquired treatment growth, an increase in the average dialysis revenue per treatment of $1, improved productivity, lower professional fees and an increase as a result of the write-off of certain obsolete software costs that occurred in the third quarter of 2013. Adjusted dialysis and related lab services operating income was negatively impacted by higher labor costs and related payroll taxes, higher benefit costs, higher pharmaceutical unit costs, an increase in the intensities of physician-prescribed pharmaceuticals, an increase in the provision for uncollectible accounts and higher long-term incentive compensation.

HCP business

Results of operations

	Three months ended						Nine months ended
	September 30, 2014		June 30, 2014		September 30, 2013		September 30, 2014		September 30, 2013
	(dollar amounts rounded to nearest millions)
Net revenues:
HCP capitated revenue	$828	93%	$783	88%	$731	91%	$2,383	91%	$2,169	92%

Patient service revenue	56		62		61		176		169
Less: Provision for uncollectible accounts	(6)		(4)		(3)		(12)		(8)

Net patient service revenue	50	6%	58	7%	58	7%	164	6%	161	7%

Other revenues	14	1%	46	5%	14	2%	73	3%	37	1%

Total net revenues	$892	100%	$887	100%	$803	100%	$2,620	100%	$2,367	100%

Operating expense:
Patient care costs	$719	80%	$688	77%	$605	76%	$2,079	79%	$1,789	76%
General and administrative expense	86	10%	77	9%	67	8%	241	9%	192	8%
Depreciation and amortization	42	5%	42	5%	39	5%	127	5%	116	5%
Equity investment income	(2)	—	(2)	—	(6)	(1)%	(9)	—	(17)	(1)%

Total expenses	845	95%	805	91%	705	88%	2,438	93%	2,080	88%

Operating income	$47	5%	$82	9%	$98	12%	$182	7%	$287	12%

Capitated membership information

The following table provides (i) the total number of capitated members to whom HCP provided healthcare services as of September 30, 2014, June 30, 2014 and September 30, 2013, and (ii) the aggregate member months for the nine months ended September 30, 2014, June 31, 2014 and September 30, 2013. Member months represent the aggregate number of months of healthcare services HCP has provided to capitated members during a period of time:

	Members at			Members months for
	September 30, 2014	June 30, 2014	September 30, 2013	Three months ended
				September 30, 2014	June 30, 2014	September 30, 2013
HCP total capitated membership	836,200	828,500	760,000	2,504,600	2,455,700	2,237,000

In addition to the members above, HCP provided healthcare services to members of Magan Medical Group, an unconsolidated joint venture that is accounted for as an equity investment. The Magan Medical Group joint venture provided health care services for approximately 45,400 members as of September 30, 2014 and for approximately 134,500 member months for the quarter ended September 30, 2014.

The increase in members and member months was primarily attributable to an increase in senior members resulting from new acquisitions and non-acquired growth and an increase in Medicaid memberships due to Medicaid expansion, partially offset by a decline in commercial members.

Revenues

The following table provides HCP’s revenue by source:

	Three months ended						Nine months ended
	September 30, 2014		June 30, 2014		September 30, 2013		September 30, 2014		September 30, 2013
	(dollars rounded to nearest millions)
HCP revenues:
Commercial revenues	$188	21%	$177	20%	$176	22%	$552	21%	$533	23%
Senior revenues	605	68%	576	65%	539	67%	1,745	67%	1,587	67%
Medicaid revenues	35	4%	30	3%	16	2%	86	3%	49	2%

Total capitated revenues	$828	93%	$783	88%	$731	91%	$2,383	91%	$2,169	92%
Patient service revenue, net of provision for uncollectible accounts	50	6%	58	7%	58	7%	164	6%	161	7%
Other revenues	14	1%	46	5%	14	2%	73	3%	37	1%

Total net revenues	$892	100%	$887	100%	$803	100%	$2,620	100%	$2,367	100%

Net revenues

HCP’s net revenue for the third quarter of 2014 increased by $5 million, or approximately 0.6%, as compared to the second quarter of 2014. The increase in revenue was primarily attributable to an increase in senior capitated members, an increase in Medicaid membership and improved commercial risk pool performance due to increased funding and reduced costs, partially offset by the recognition of revenues associated with HCP’s annual premium reconciliation of senior capitated members which occurred in the second quarter of 2014, and from the recognition of additional HCP revenues related to the maintenance of existing physician networks during the second quarter of 2014.

HCP’s net revenue for the third quarter of 2014 increased by $89 million, or approximately 11.1%, as compared to the third quarter of 2013. The increase in revenue was primarily attributable to an increase in the number of senior capitated members from acquired and organic growth and an increase in Medicaid memberships, partially offset by a decrease in Medicare Advantage rates and a decline in the number of commercial members to whom HCP provides health care services and the timing of revenue from its annual premium reconciliation for senior capitated members which occurred in the second quarter of 2014, when typically the revenue would have been recorded in the third quarter of 2014.

HCP’s net revenue for the nine months ended September 30, 2014 increased by $253 million, or approximately 10.7%, as compared to the same period in 2013. The increase in revenue was primarily attributable to an increase in the number of senior capitated members from acquired and organic growth, an increase in Medicaid memberships and from the recognition of additional HCP revenues related to the maintenance of existing physician networks, partially offset by a decrease in Medicare Advantage rates and a decline in the number of commercial members to whom HCP provides health care services.

On April 7, 2014 CMS issued final guidance for 2015 Medicare Advantage rates, which incorporated a re-blending of the risk adjustment models that CMS utilizes to determine the risk acuity scores of Medicare Advantage patients. We estimate that the final cumulative impact of the 2015 rate structure will represent an increase of up to approximately 0.5% of HCP’s average Medicare Advantage revenues it manages on behalf of its senior capitated population as compared to 2014, instead of a decrease of 1.9% that was originally proposed by CMS in February 2014.

Operating expenses

HCP’s patient care costs of approximately $719 million for the third quarter of 2014, increased by approximately $31 million, or approximately 4.5%, as compared to the second quarter of 2014. The increase was primarily attributable to an increase in medical claims expense due to an increase in senior and Medicaid memberships from acquisitions and Medicaid expansion, an increase in contracted provider payments from additional capitated contracts and the recognition of additional contractual payments to physicians and the recognition of additional benefit expense in the third quarter of 2014.

HCP’s patient care costs of approximately $719 million for the third quarter of 2014, increased by approximately $114 million, or approximately 18.8%, as compared to the third quarter of 2013. The increase was primarily attributable to the same factors as described for the increase in the third quarter of 2014 as compared to the second quarter of 2014.

HCP’s patient care costs of approximately $2,079 million for the nine months ended September 30, 2014, increased by approximately $290 million, or approximately 16.2%, as compared to the same period in 2013. The increase was primarily attributable to the same factors as described for the increase in the third quarter of 2014 as compared to the second quarter of 2014.

HCP’s general and administrative costs of approximately $86 million for the third quarter of 2014, increased by approximately $9 million or approximately 11.7%, as compared to the second quarter of 2014. The increase in general and administrative expenses was primarily attributable to the recognition of additional benefit expense in the third quarter of 2014 and an increase in information technology related expenses.

HCP’s general and administrative costs of approximately $86 million for the third quarter of 2014, increased by approximately $19 million, or approximately 28.4%, as compared to the third quarter of 2013. The increase in general and administrative expenses was primarily attributable to an increase in corporate support expenses to accommodate additional acquisitions and the recognition of additional benefit costs in the third quarter of 2014.

HCP’s general and administrative costs of approximately $241 million for the nine months ended September 30, 2014, increased by approximately $49 million, or approximately 25.5%, as compared to the same period in 2013. The increase in general and administrative expenses was primarily attributable to the same factors as described for the increase in third quarter of 2014 as compared to the third quarter in 2013.

HCP’s depreciation and amortization of approximately $42 million for the third quarter of 2014 was relatively flat as compared to the second quarter of 2014.

HCP’s depreciation and amortization of approximately $42 million for the third quarter of 2014 increased by approximately $3 million, as compared to the third quarter of 2013, primarily attributable to depreciation and amortization of acquired assets associated with acquisitions.

HCP’s depreciation and amortization of approximately $127 million for the nine months ended September 30, 2014 increased by approximately $11 million, as compared to the same period in 2013, primarily attributable to depreciation and amortization of acquired assets associated with acquisitions.

Segment operating income

HCP’s operating income for the third quarter of 2014 decreased by approximately $35 million, or approximately 42.7%, as compared to the second quarter of 2014. The decrease was primarily attributable to an increase in medical claims expense due to an increase in senior capitated and Medicaid memberships from acquisitions and organic growth and the recognition of additional benefit expense during third quarter of 2014, the timing of recognition of revenues associated with HCP’s annual premium reconciliation of senior capitated members that occurred in the second quarter of 2014 and from the recognition of additional HCP revenues related to the maintenance of existing physician networks during second quarter of 2014.

For the three months ended September 30, 2014, HCP’s operating income included approximately $5 million of operating income related to the physician owned entities (physician groups).

HCP’s operating income for the third quarter of 2014 decreased by approximately $51 million, or approximately 52%, as compared to the third quarter of 2013. The decrease was primarily attributable to a decrease in Medicare advantage payments, the timing of revenue from its annual premium reconciliation for senior capitated members which occurred in the second quarter of 2014, when typically the revenue would have been received in the third quarter of 2014, a decrease in commercial memberships and higher medical claims expense, partially offset by an increase in Medicare and Medicaid revenues due to acquisitions, organic growth and Medicaid expansion.

HCP’s operating income for the nine months ended September 30, 2014 decreased by approximately $105 million, or approximately 36.6%, as compared to the same period in 2013. The decrease was primarily attributable to a decrease in Medicare Advantage payments, a decrease in commercial memberships and higher medical claims expense, partially offset by an increase in our senior capitated members, an increase in Medicaid membership and from the recognition of additional HCP revenues related to the maintenance of existing physician networks.

For the nine months ended September 30, 2014, HCP’s operating income included approximately $25 million of operating income associated with the physician groups.

Other—Ancillary services and strategic initiatives business

Our other operations include ancillary services and strategic initiatives which are primarily aligned with our core business of providing dialysis services to our network of patients. As of September 30, 2014, these consisted primarily of pharmacy services, disease management services, vascular access services, ESRD clinical research programs, physician services, direct primary care and our international dialysis operations. The ancillary services and strategic initiatives generated approximately $300 million of net revenues in the third quarter of 2014, representing approximately 9.1% of our consolidated net revenues. We currently expect to continue to invest in our ancillary services and strategic initiatives, including our continued expansion into certain international markets as we work to develop successful new business operations in the U.S. as well as outside the U.S. Any significant change in market conditions, business performance or the regulatory environment may impact the economic viability of any of these strategic initiatives. Any unfavorable changes in these strategic initiatives could result in a write-off or an impairment of some or all of our investments, including goodwill and could also result in significant termination costs if we were to exit a particular line of business.

As of September 30, 2014, we provided dialysis and administrative services to a total of 87 outpatient dialysis centers located in ten countries outside of the U.S. The total net revenues generated from our international operations are provided below.

The following table reflects the results of operations for the ancillary services and strategic initiatives:

	Three months ended			Nine months ended
	September 30, 2014	June 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(dollar amounts rounded to nearest millions)
U.S. revenues
Net patient service revenues	$5	$5	$4	$14	$11
Other revenues	246	227	185	685	501
Capitated revenues	21	16	17	53	51

Total	272	248	206	752	563
International revenues
Net patient service revenues	27	24	18	74	42
Other revenues	1	2	2	5	5

Total	28	26	20	79	47

Total net revenues	$300	$274	$226	$831	$610

Total operating loss	$(6)	$(2)	$(8)	$(6)	$(29)

Net revenues

The ancillary services and strategic initiatives net revenues for the third quarter of 2014 increased by approximately $26 million or 9.5% as compared to the second quarter of 2014. The increase was primarily from growth in pharmacy services revenue and an increase due to a mid-year risk factor adjustment in our Special Needs Plan in VillageHealth.

The ancillary services and strategic initiatives net revenues for the third quarter of 2014 increased by approximately $74 million, or 32.7%, as compared to the third quarter of 2013. The increase was primarily from growth in prescriptions dispensed, an increase in pharmacy services revenue and growth in our international operations.

The ancillary services and strategic initiatives net revenues for the nine months ended September 30, 2014 increased by approximately $221 million, or 36.2%, as compared to the same period in 2013. The increase was primarily from growth in prescriptions dispensed, an increase in pharmacy services revenue and growth in our international operations.

Operating expenses

Ancillary services and strategic initiatives operating expenses for the third quarter of 2014 increased by approximately $30 million as compared to the second quarter of 2014. The increase in operating expenses was primarily due to an increase in drug costs in our pharmacy business, an increase in labor costs, an increase in expenses associated with our international dialysis expansion and an increase in business related licensing and the right to use newly developed intellectual property and corporate level services.

Ancillary services and strategic initiatives operating expenses for the third quarter of 2014 increased by approximately $72 million as compared to the third quarter of 2013. The increase in operating expenses was primarily due to an increase in prescription dispensing volume and costs in our pharmacy business, an increase in expenses associated with our international dialysis expansion into Europe, Middle East, South America and Asia Pacific, an increase in labor costs and related payroll taxes, an increase in benefit costs and an increase in business related licensing and the right to use newly developed intellectual property and corporate level services.

Ancillary services and strategic initiatives operating expenses for the nine months ended September 30, 2014 increased by approximately $198 million as compared to the same period in 2013. The increase in operating expenses was primarily due to an increase in prescription dispensing volume and costs in our pharmacy business, an increase in expenses associated with our international dialysis expansion into Europe, Middle East, South America and Asia Pacific, higher labor costs and related payroll taxes, an increase in benefit costs and an increase in business related licensing and the right to use newly developed intellectual property and corporate level services.

Ancillary services and strategic initiatives operating losses

Ancillary services and strategic initiatives operating losses for the third quarter of 2014 increased by approximately $4 million from the second quarter of 2014. The decrease in operating income was primarily due to an increase in costs associated with international dialysis expansion, partially offset by improved operating performance in our pharmacy business and from the mid-year risk factor adjustment in our Special Needs Plan in VillageHealth.

Ancillary services and strategic initiatives operating losses for the third quarter of 2014 decreased by approximately $2 million from the third quarter of 2013. The decrease in operating losses was primarily due to improved operating performance of our pharmacy business related to increased prescriptions dispensed, partially offset by an increase in costs associated with international dialysis expansion, an increase in labor costs and related payroll taxes, and an increase in benefit costs.

Ancillary services and strategic initiatives operating losses for the nine months ended September 30, 2014 decreased by approximately $23 million from the same period in 2013. The decrease in operating losses was primarily due to improved operating performance of our pharmacy business related to increased prescriptions dispensed, partially offset by an increase in labor costs and related payroll taxes, an increase in benefit costs and an increase in costs associated with international dialysis expansion.

Corporate-level charges

Debt expense. Debt expense was $99.9 million in the third quarter of 2014 representing a decrease of approximately $6.2 million as compared to the second quarter of 2014 and a decrease of approximately $8.5 million as compared to the third quarter of 2013. The decrease in debt expense in the third quarter of 2014 as compared to both the second quarter of 2014 and the third quarter of 2013 was primarily related to the New Credit Agreement, as defined below, and the issuance of our 5 1⁄8% Senior Notes that were entered into in June 2014 that contain lower weighted average interest rates.

Debt expense for the nine months ended September 30, 2014 decreased by approximately $10 million as compared to the same period in 2013, primarily due to lower average outstanding principal balances, as compared to the nine months ended September 30, 2013, as well as the same factors for the decrease in debt expense in the third quarter of 2014.

Our overall weighted average effective interest rate for the third quarter of 2014 was 4.52% compared to 4.85% for the second quarter of 2014 and 4.87% for the third quarter of 2013.

Corporate support costs. Corporate support costs consist primarily of labor, benefits and long-term incentive compensation costs for departments which provide support to all of our different operating lines of business. Corporate support costs were approximately $3.5 million in the third quarter of 2014, $3.8 million in the second quarter of 2014 and $10.9 million in third quarter of 2013. These expenses are included in our consolidated general and administrative expenses. Corporate support costs in the third quarter of 2014 as compared to the second quarter of 2014 were relatively flat. The decrease in corporate support costs in the third quarter of 2014 as compared to the third quarter of 2013 was primarily from internal management fees paid by our ancillary lines of businesses related to the licensing and the right to use newly developed intellectual property and other corporate level services.

Corporate support costs were approximately $8.4 million in the nine months ended September 30, 2014, as compared to $33.3 million for the same period in 2013. These expenses are included in our consolidated general and administrative expenses. The decrease in corporate support costs were primarily due to the same reasons as noted above for the change in the third quarter of 2014 as compared to the third quarter of 2013.

Other income. Other income for the third quarter of 2014 was a negative $1.2 million as compared to $1.7 million for the second quarter of 2014 and $2.1 million for the third quarter of 2013. The decrease in other income in the third quarter of 2014 as compared to both the second quarter of 2014 and the third quarter of 2013 was primarily related to changes in our foreign exchange rates affecting our long-term investment amounts.

Noncontrolling interests

Net income attributable to noncontrolling interests was $35.7 million for the third quarter of 2014 as compared to $33.7 million for the second quarter of 2014, and $33.2 million for the third quarter of 2013. The increases in net income attributable to noncontrolling interests in the third quarter of 2014, as compared to both the second quarter of 2014 and the third quarter of 2013, was primarily due to the overall number of joint ventures and an increase in the overall profitability of certain of our dialysis joint ventures.

Accounts receivable

Our consolidated total accounts receivable balances at September 30, 2014 and June 30, 2014 were $1,469 million and $1,550 million, respectively, which represented approximately 43 and 46 days of revenue, respectively, which is net of the provision for uncollectible accounts.

Outlook

We are updating our consolidated operating income guidance for 2014 to now be in the range of $1.785 billion to $1.835 billion. Our previous consolidated operating income guidance for 2014 was in the range of $1.755 billion to $1.840 billion.

We expect our consolidated operating income for 2015 to be in the range of $1.750 billion to $1.900 billion.

We are also updating our operating income guidance for our Kidney Care division for 2014 to now be in the range of $1.580 billion to $1.610 billion. Our previous operating income guidance for Kidney Care for 2014 was in the range of $1.550 billion to $1.600 billion.

We expect our operating income for Kidney Care for 2015 to be in the range of $1.525 billion to $1.625 billion.

We are lowering the high end of our operating income guidance for HCP for 2014 to now be in the range of $205 million to $225 million. Our previous operating income guidance for HCP for 2014 was in the range of $205 million to $240 million.

We expect our operating income for HCP for 2015 to be in the range of $225 million to $275 million.

We are updating our consolidated operating cash flow guidance for 2014 to now be in the range of $1.700 billion to $1.800 billion. Our previous consolidated operating cash flow guidance for 2014 was in the range of $1.450 billion to $1.550 billion.

We expect our consolidated operating cash flow for 2015 to be in the range of $1.500 billion to $1.700 billion.

The consolidated operating cash flow amounts for 2014 exclude any potential payment relating to the 2010 and 2011 U.S. Attorney Physician Relationship Investigations.

These projections and the underlying assumptions involve significant risks and uncertainties, and actual results may vary significantly from these current projections. See page 43 for further details regarding our forward looking statements.

Liquidity and capital resources

Liquidity and capital resources. Cash flow from operations during the third quarter of 2014 was $848 million, compared to $733 million during the third quarter of 2013. Cash flow from operations in the third quarter of 2014 increased as a result of an increase in Medicare cash collections, the timing of certain other working capital items, and the timing of income tax payments. Non-operating cash outflows for the third quarter of 2014 included capital asset expenditures of $165 million, including $97 million for new center developments and relocations and $68 million for maintenance and information technology. In addition, we spent $120 million for acquisitions and we paid distributions to noncontrolling interests of $39 million in that period. Non-operating cash outflows for the third quarter of 2013 included capital asset expenditures of $141 million, including $86 million for new center developments and relocations and $55 million for maintenance and information technology. In addition, we spent $83 million for acquisitions and we paid distributions to noncontrolling interests of $35 million in that period.

Cash flow from operations for the nine months ended September 30, 2014 was $1,529 million, compared to $1,419 million during the same period in 2013. Cash flow from operations in 2014 increased as a result of an increase in cash collections, the timing of certain working capital items and the timing of income tax payments. Non-operating cash outflows during the nine months ended September 30, 2014, included capital asset expenditures of $444 million, including $262 million for new center developments and relocations and $182 million for maintenance and information technology. In addition, we spent $218 million for acquisitions and we paid distributions to noncontrolling interests of $105 million in that period. Non-operating cash outflows during the nine months ended September 30, 2013, included capital asset expenditures of $400 million, including $241 million for new center developments and relocations and $159 million for maintenance and information technology. In addition, we spent $235 million for acquisitions and we paid distributions to noncontrolling interests of $100 million in that period.

During the third quarter of 2014, our U.S. dialysis and related lab services business acquired a total of 15 dialysis centers and opened 29 dialysis centers, sold one dialysis center, merged nine dialysis centers into other existing centers and closed one dialysis center. In addition, our international dialysis operations acquired one dialysis centers and opened two dialysis centers. During the third quarter of 2013, we acquired a total of 10 dialysis centers, opened 25 dialysis centers, merged two dialysis centers into other existing dialysis centers, and closed one dialysis center. In addition, our international dialysis operations acquired a total of 18 dialysis centers, opened one dialysis center and closed one dialysis center.

During the nine months ended September 30, 2014, our U.S. dialysis and related lab services business acquired a total of 16 dialysis centers, opened 75 dialysis centers, sold one dialysis center, merged 11 dialysis centers into other existing centers and closed one dialysis center. In addition, our international dialysis operations acquired four dialysis centers, opened nine dialysis centers, closed two dialysis centers and provided management and administrative services to three additional centers. During the nine months ended September 30, 2013, our U.S. dialysis and related lab services business acquired a total of 21 dialysis centers, opened 70 dialysis centers, merged three dialysis centers into other existing dialysis centers, sold and closed four dialysis centers and provided management and administrative services to four additional dialysis centers, two of which we own an equity investment interest. In addition, our international dialysis operations acquired a total of 30 dialysis centers, four of which we provide management and administrative services to, which we consolidate under applicable accounting standards, opened two dialysis centers, and closed two dialysis centers.

During the third quarter of 2014, our HCP business acquired one private medical practice. During the nine months ended September 30, 2014, our HCP business acquired one management services organization, seven private medical practices, one family practice and two primary care physician practices. During the third quarter of 2013, our HCP business acquired two primary care physician practices. During the nine months ended September 30, 2013, our HCP business acquired five primary care physician practices, one oncology services center and one hospice care services business.

During the first nine months of 2014, we made mandatory principal payments under our then existing Senior Secured Credit Facilities (before entering into a new senior secured credit agreement and repaying all outstanding amounts under the then existing Senior Secured Credit Facilities) totaling $37.5 million on the Term Loan A, $16.9 million on the Term Loan A-3, $4.4 million on the Term Loan B and $4.1 million on the Term Loan B-2. During the third quarter of 2014, we made mandatory principal payments under our New Senior Secured Credit Facility (the New Credit Agreement)., as described below, totaling $12.5 million on the New Term Loan A and $8.8 million on the New Term Loan B.

In June 2014, we entered into a $5,500 million senior secured credit agreement. The New Credit Agreement consists of a five year Revolving Credit Facility in the aggregate principal amount of $1,000 million (the New Revolver), a five year Term Loan A facility in the aggregate principal amount of $1,000 million (the New Term Loan A) and a seven year Term Loan B facility in the aggregate principal amount of $3,500 million (the New Term Loan B and collectively with the New Revolver and the New Term Loan A, the New Loans). In addition, we can increase the existing revolving commitments and enter into one or more incremental term loan facilities in an amount not to exceed the sum of $1,500 million (less the amount of other permitted indebtedness incurred or issued in reliance on such amount), plus an amount of indebtedness such that the senior secured leverage ratio is not in excess of 3.50 to 1.00 after giving effect to such borrowings. The New Revolver and the New Term Loan A initially bear interest at LIBOR plus an interest rate margin of 1.75% which is subject to adjustment depending upon our leverage ratio and can range from 1.50% to 2.00%. The New Term Loan A requires annual principal payments beginning on September 30, 2014 of $25 million in 2014, $50 million in 2015, $62.5 million in 2016, $87.5 million in 2017, and $100 million in 2018 with the balance of $675 million due in 2019. The New Term Loan B bears interest at LIBOR (Floor of 0.75%) plus an interest rate margin of 2.75%. The New Term Loan B requires annual principal payments of $17.5 million in 2014, and $35 million for each year from 2015 through 2020, with the balance of $3,272.5 million due in 2021. These New Loans under the New Credit Agreement are guaranteed by certain of our direct and indirect wholly-owned domestic subsidiaries holding most of our domestic assets and are secured by substantially all of DaVita HealthCare Partners Inc.’s and the guarantors’ assets. The New Credit Agreement contains certain customary affirmative and negative covenants such as various restrictions or limitations on the amount of investments, acquisitions, the payment of dividends and redemptions and the incurrence of other indebtedness. Many of these restrictions and limitations will not apply as long as our leverage ratio is below 3.50 to 1.00. In addition, the New Credit Agreement places limitations on the amount of tangible net assets of the non-guarantor subsidiaries and also requires compliance with a maximum leverage ratio covenant.

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

In addition, we terminated $1,137.5 million notional amounts of amortizing swaps and also terminated $600.0 million of forward swaps during June 2014, that resulted in our recognizing a loss of $3.1 million, of which $3.0 million was previously recorded in other comprehensive income due to our previously outstanding principal debt being paid-off as described above, and as a result of future forecasted transactions that are no longer probable. The loss is included as a component of our debt refinancing charges. During the nine months ended September 30, 2014, we recognized debt expense of $6.1 million from these swaps.

As a result of these transactions, we recorded debt refinancing charges of $97.5 million that consist of the cash tender premiums, the redemption premium, the write-off of existing deferred financing costs, the write-off of certain new refinancing costs, other professional fees and losses associated with the termination of several of our interest rate swap agreements.

As of September 30, 2014, we maintain several interest rate swap agreements that were entered into in March 2013 with amortizing notional amounts of these swap agreements totaling $866.9 million. These agreements have the economic effect of modifying the LIBOR variable component of our interest rate on an equivalent amount of our New Term Loan A to fixed rates ranging from 0.49% to 0.52%, resulting in an overall weighted average effective interest rate of 2.26%, including the New Term Loan A margin of 1.75%. The overall weighted average effective interest rate also includes the effects of $120.6 million of unhedged New Term Loan A debt that bears interest at LIBOR plus an interest rate margin of 1.75%. The swap agreements expire on September 30, 2016 and require monthly interest payments. During the nine months ended September 30, 2014, we recognized debt expense of $2.4 million from these swaps. As of September 30, 2014, the total fair value of these swap agreements was a net asset of approximately $2.7 million. We estimate that approximately $2.0 million of existing unrealized pre-tax losses in other comprehensive income at September 30, 2014 will be reclassified into income over the next twelve months.

As of September 30, 2014, we maintain several interest rate cap agreements that were entered into in March 2013 with notional amounts totaling $2,735 million on our New Term Loan B debt. These agreements have the economic effect of capping the LIBOR variable component of our interest rate at a maximum of 2.50% on an equivalent amount of our New Term Loan B. During the nine months ended September 30, 2014, we recognized debt expense of $1.8 million from these caps. The cap agreements expire on September 30, 2016. As of September 30, 2014, the total fair value of these cap agreements was an asset of approximately $2.5 million. During the nine months ended September 30, 2014, we recorded a loss of $5.1 million in other comprehensive income due to a decrease in the unrealized fair value of these cap agreements.

Previously, we maintained five other interest rate cap agreements with notional amounts totaling $1,250 million. These agreements had the economic effect of capping the LIBOR variable component of our interest rate at a maximum of 4.00% on an equivalent amount of our New Term Loan B debt. However, these interest rate cap agreements expired on September 30, 2014. During the nine months ended September 30, 2014 we recognized $2.7 million of debt expense related to these cap agreements.

As a result of an embedded LIBOR floor on the New Term Loan B debt agreement and the swap and cap agreements, our overall weighted average effective interest rate on the Senior Secured Credit Facilities was 3.43%, based upon the current margins in effect of 1.75% for the New Term Loan A and 2.75% for the New Term Loan B, as of September 30, 2014.

As of September 30, 2014, the interest rate on our New Term Loan B debt is effectively fixed because of an embedded LIBOR floor which is higher than actual LIBOR as of such date and the New Term Loan B is also subject to interest rate caps if LIBOR should rise above 2.50%. Interest rates on our senior notes are fixed by their terms. The LIBOR variable component of our interest rates on the majority of our New Term Loan A is economically fixed as a result of interest rate swaps.

Our overall weighted average effective interest rate during the third quarter of 2014 was 4.52% and as of September 30, 2014 was 4.46%.

As of September 30, 2014, we had undrawn revolving credit facilities totaling $1,000 million of which approximately $96 million was committed for outstanding letters of credit. In addition, HCP has an outstanding letter of credit of approximately $1 million that is secured by a certificate of deposit.

We believe that we will have sufficient liquidity and will generate significant operating cash flows to fund our scheduled debt service and other obligations for the foreseeable future, including the next 12 months, under the terms of our debt agreements. Our primary sources of liquidity are cash from operations and cash from borrowings.

Goodwill

HCP’s current and expected future operating results have been eroded, primarily as a result of recent reductions in its Medicare Advantage reimbursement rates. As a result, we have determined that three of HCP’s reporting units, HCP California, HCP Nevada and HCP New Mexico, are at risk of goodwill impairment. HCP California, HCP Nevada and HCP New Mexico have goodwill of $2,511 million, $518 million and $72 million, respectively.

Our preliminary valuations of these three businesses as of September 30, 2014, resulted in the estimated fair values of HCP California, HCP Nevada and HCP New Mexico exceeding their total carrying values by approximately 5.3%, 11.3% and 8.3%, respectively. Further reductions in HCP’s reimbursement rates or other significant adverse changes in its expected future cash flows or valuation assumptions could result in a goodwill impairment charge in the future.

For example, a sustained, long-term reduction of 3% in operating income for HCP California, HCP Nevada and HCP New Mexico could reduce their estimated fair values by up to 2.4%, 2.9% and 2.7%, respectively. Separately, an increase in their respective discount rates of 100 basis points could reduce the estimated fair values of HCP California, HCP Nevada and HCP New Mexico by up to 5.1%, 6.0% and 5.7%, respectively.

During the first nine months of 2014, we did not record any goodwill impairment charges. Except as described above, none of the goodwill associated with our various other reporting units was considered at risk of impairment as of September 30, 2014. Since the dates of our last annual goodwill impairment tests, there have been certain developments, events, changes in operating performance and other changes in circumstances that have affected our businesses. However, these did not cause management to believe it is more likely than not that the fair value of any of its reporting units would be less than its carrying amount.

Stock-based compensation awards

Stock-based compensation awards are measured at their estimated fair values on the date of grant if settled in shares, or at their estimated fair values at the end of each reporting period if settled in cash. The value of stock-based awards so measured is recognized as compensation expense on a cumulative straight-line basis over the vesting terms of the awards, adjusted for expected forfeitures. During the nine months ended September 30, 2014, we granted 1,501,789 stock-settled stock appreciation rights with an aggregate grant-date fair value of $24.6 million and a weighted-average expected life of approximately 4.2 years and 329,143 stock units with an aggregate grant-date fair value of $23.8 million and a weighted-average expected life of approximately 3.4 years, 105,360 of which are performance-based.

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

Long-term incentive compensation costs of $35.4 million in the third quarter of 2014 increased by approximately $5.5 million as compared to the second quarter of 2014 and increased by approximately $15.9 million as compared to the third quarter of 2013. The increase in long-term incentive compensation in the third quarter of 2014 as compared to the second quarter of 2014 was primarily due to an increase in the fair value of LTIP awards during the quarter that contributed additional expense as well as a full quarter of expense from LTIP awards granted during the second quarter. The increase in long-term incentive compensation in the third quarter of 2014 as compared to the third quarter of 2013 was primarily due to an increase in the fair value of LTIP awards that contributed expense to this period.

As of September 30, 2014, there was $147.8 million of total estimated unrecognized compensation cost for outstanding LTIP awards, including $87.7 million related to stock-based compensation arrangements under our equity compensation and stock purchase plans. We expect to recognize the performance-based cash component of these LTIP costs over a weighted average remaining period of 1.1 years and the stock-based component of these LTIP costs over a weighted average remaining period of 1.4 years.

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

We also have certain other potential commitments to provide operating capital to several dialysis centers that are wholly-owned by third parties or centers in which we own a minority equity investment as well as to physician-owned vascular access clinics that we operate under management and administrative services agreements. We have certain other potential commitments related to service agreements of approximately $1 million.

The following is a summary of these contractual obligations and commitments as of September 30, 2014 (in millions):

	Remainder of 2014	1-3 years	4-5 years	After 5 years	Total
Scheduled payments under contractual obligations:
Long-term debt	$32	$344	$859	$7,089	$8,324
Interest payments on the senior notes	26	577	426	786	1,815
Interest payments on the New Term Loan B(1)	31	336	238	204	809
Interest payments on the New Term Loan A(2)	5	48	24	—	77
Capital lease obligations	3	28	24	140	195
Operating leases	96	1,056	530	799	2,481

	$193	$2,389	$2,101	$9,018	$13,701

Potential cash requirements under existing commitments:
Letters of credit	$97	$—	$—	$—	$97
Noncontrolling interests subject to put provisions	423	140	101	95	759
Non-owned and minority owned put provisions	31	—	—	—	31
Pay-fixed swaps potential obligations	1	1	—	—	2
Operating capital advances	3	—	—	—	3

	$555	$141	$101	$95	$892

(1)	Assuming no changes to LIBOR-based interest rates as the New Term Loan B currently bears interest at LIBOR (floor of 0.75%) plus an interest rate margin of 2.75%.
(2)	Based upon current LIBOR-based interest rates in effect at September 30, 2014 plus an interest rate margin of 1.75% for the New Term Loan A.

The pay-fixed swap obligations represent the estimated fair market values of our interest rate swap agreements that are based upon valuation models utilizing the income approach and commonly accepted valuation techniques that use inputs from closing prices for similar assets and liabilities in active markets as well as other relevant observable market inputs and other current market conditions that existed as of September 30, 2014. This amount represents the estimated potential obligation that we would be required to pay based upon the estimated future settlement of each specific tranche over the term of the swap agreements, assuming no future changes in the forward yield curve. The actual amount of our obligation associated with these swaps in the future will depend upon changes in the LIBOR-based interest rates that can fluctuate significantly depending upon market conditions, and other relevant factors that can affect the fair market value of these swap agreements.

In addition to the above commitments, we are obligated to purchase a certain amount of our hemodialysis products and supplies at fixed prices through 2015 from Gambro Renal Products, Inc. (Gambro) in connection with a product supply agreement with Gambro. Our total expenditures for the nine months ended September 30,

2014 on such products were approximately 2% of our total U.S. dialysis operating costs. In January 2010, we entered into an agreement with Fresenius which originally committed us to purchase a certain amount of dialysis equipment, parts and supplies from them through 2013. However, this agreement has been extended through 2015. Our total expenditures for the nine months ended September 30, 2014 on such dialysis products were approximately 2% of our total U.S. dialysis operating costs. The actual amount of purchases in future years from Gambro Renal Products and Fresenius will depend upon a number of factors, including the operating requirements of our centers, the number of centers we acquire, growth of our existing centers, and in the case of the Product Supply Agreement, Gambro Renal Products’ ability to meet our needs.

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

Settlements of approximately $46 million of existing income tax liabilities for unrecognized tax benefits including interest, penalties and other long-term tax liabilities are excluded from the above table as reasonably reliable estimates of their timing cannot be made.

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

As of September 30, 2014, if these physician groups were not consolidated in our financial statements, our consolidated indebtedness would have been approximately $8,502 million, our consolidated other liabilities (excluding indebtedness) would have been approximately $3,413 million and our consolidated assets would have been approximately $17,647 million. If these physician groups were not consolidated in our financial statements (i) for the three months ended September 30, 2014, our consolidated total net revenues (including approximately $156 million of management fees payable to us), consolidated operating income and consolidated net income would be reduced by approximately $258 million, $5 million, and $2 million, respectively, and (ii) for the nine months ended September 30, 2014, our consolidated total net revenues (including approximately $458 million of management fees payable to us), consolidated operating income and consolidated net income would be reduced by approximately $752 million, $25 million, and $11 million, respectively.

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

For the three months ended September 30, 2014, our equity investment income attributable to CMGI was a loss of approximately $0.027 million, and for the three months ended September 30, 2014, excluding our equity investment income attributable to CMGI, our consolidated operating income and consolidated net income would be increased by approximately $0.027 million and $0.016 million, respectively. For the nine months ended

September 30, 2014, our equity investment loss attributable to CMGI was a loss of approximately $0.3 million, and for the nine months ended September 30, 2014, excluding our equity investment loss attributable to CMGI, our consolidated operating income and consolidated net income would be increased by approximately $0.3 million and $0.2 million, respectively. See Note 20 to the condensed consolidated financial statements for further details.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest rate sensitivity

The tables below provide information about our financial instruments that are sensitive to changes in interest rates. The table below presents principal repayments and current weighted average interest rates on our debt obligations as of September 30, 2014. The variable rates presented reflect the weighted average LIBOR rates in effect for all debt tranches plus interest rate margins in effect as of September 30, 2014. The New Term Loan A margin in effect is 1.75% at September 30, 2014, and along with the revolving line of credit are subject to adjustment depending upon changes in certain of our financial ratios, including a leverage ratio. The New Term Loan B currently bears interest at LIBOR (floor of 0.75%) plus an interest rate margin of 2.75%.

	Expected maturity date						Thereafter	Total	Average interest rate	Fair value
	2014	2015	2016	2017	2018	2019
	(dollars in millions)
Long term debt:
Fixed rate	$22	$61	$53	$53	$53	$52	$7,228	$7,522	4.76%	$7,538
Variable rate	$13	$52	$64	$89	$102	$676	$1	$997	1.91%	$997

	Notional amount	Contract maturity date					Pay fixed	Receive variable	Fair value
		2014	2015	2016	2017	2018
	(dollars in millions)
Swaps:
Pay-fixed rate	$867	$12	$95	$760	$—	$—	0.49% to 0.52%	LIBOR	$2.7
Cap agreements	$2,735	$—	$—	$2,735	$—	$—		LIBOR above 2.50%	$2.5

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

The New Term Loan B is subject to a LIBOR floor of 0.75%. Because actual LIBOR, as of September 30, 2014, was lower than this embedded LIBOR floors, the interest rate on the New Term Loan B is treated as “effectively fixed” for purposes of the table above. We have included the New Term Loan B in the fixed rate totals in the table above until such time as the actual LIBOR-based variable component of our interest rate exceeds 0.75% on the New Term Loan B. At such time, we will then be subject to LIBOR-based interest rate volatility on the LIBOR variable component of our interest rate for the New Term Loan B, but limited to a maximum LIBOR rate of 2.50% on $2,735 million of outstanding principal debt on the New Term Loan B as a result of the interest rate cap agreements, as described below. The remaining $756 million outstanding principal balance of the New Term Loan B is subject to LIBOR-based interest rate volatility above a floor of 0.75%.

As of September 30, 2014, we maintain several interest rate swap agreements that were entered into in March 2013 with amortizing notional amounts of these swap agreements totaling $866.9 million. These agreements have the economic effect of modifying the LIBOR variable component of our interest rate on an equivalent amount of our New Term Loan A to fixed rates ranging from 0.49% to 0.52%, resulting in an overall weighted average effective interest rate of 2.26%, including the New Term Loan A margin of 1.75%. The overall weighted average effective interest rate also includes the effects of $120.6 million of unhedged New Term Loan A debt that bears interest at LIBOR plus an interest rate margin of 1.75%. The swap agreements expire on September 30, 2016 and require monthly interest payments. During the nine months ended September 30, 2014, we recognized debt expense of $2.4 million from these swaps. As of September 30, 2014, the total fair value of these swap agreements was a net asset of approximately $2.7 million. We estimate that approximately $2.0 million of existing unrealized pre-tax losses in other comprehensive income at September 30, 2014 will be reclassified into income over the next twelve months.

As of September 30, 2014, we maintain several interest rate cap agreements that were entered into in March 2013 with notional amounts totaling $2,735 million on our New Term Loan B debt. These agreements have the economic effect of capping the LIBOR variable component of our interest rate at a maximum of 2.50% on an equivalent amount of our New Term Loan B. During the nine months ended September 30, 2014, we recognized debt expense of $1.8 million from these caps. The cap agreements expire on September 30, 2016. As of September 30, 2014, the total fair value of these cap agreements was an asset of approximately $2.5 million. During the nine months ended September 30, 2014, we recorded a loss of $5.1 million in other comprehensive income due to a decrease in the unrealized fair value of these cap agreements.

Previously, we maintained five other interest rate cap agreements with notional amounts totaling $1,250 million. These agreements had the economic effect of capping the LIBOR variable component of our interest rate at a maximum of 4.00% on an equivalent amount of our New Term Loan B debt. However, these interest rate cap agreements expired on September 30, 2014. During the nine months ended September 30, 2014 we recognized $2.7 million of debt expense related to these cap agreements.

As a result of an embedded LIBOR floor on the New Term Loan B debt agreement and the swap and cap agreements, our overall weighted average effective interest rate on the Senior Secured Credit Facilities was 3.43%, based upon the current margins in effect of 1.75% for the New Term Loan A and 2.75% for the New Term Loan B, as of September 30, 2014.

As of September 30, 2014, the interest rate on our New Term Loan B debt is effectively fixed because of an embedded LIBOR floor which is higher than actual LIBOR as of such date and the New Term Loan B is subject to an interest rate cap if LIBOR should rise above 2.50%. Interest rates on our senior notes are fixed by their terms. The LIBOR variable component of our interest rate on the majority of our New Term Loan A is economically fixed as a result of interest rate swaps.

Our overall weighted average effective interest rate for the third quarter of 2014 was 4.52% and as of September 30, 2014 was 4.46%.

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

Approximately 33% of our dialysis and related lab services revenues for the nine months ended September 30, 2014, were generated from patients who have commercial payors as their primary payor. The majority of these patients have insurance policies that pay us on terms and at rates that are generally significantly higher than Medicare rates. The payments we receive from commercial payors generate nearly all of our profit and all of our nonacute dialysis profits come from commercial payors. We continue to experience downward pressure on some of our commercial payment rates as a result of general conditions in the market, recent and future consolidations among commercial payors, increased focus on dialysis services and other factors. There is no guarantee that commercial payment rates will not be materially lower in the future.

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

Approximately 47% of our dialysis and related lab services revenues for the nine months ended September 30, 2014 was generated from patients who have Medicare as their primary payor. For patients with Medicare coverage, all ESRD payments for dialysis treatments are made under a single bundled payment rate which provides a fixed payment rate to encompass all goods and services provided during the dialysis treatment, including pharmaceuticals that were historically separately reimbursed to the dialysis providers, such as Epogen (EPO), vitamin D analogs and iron supplements, irrespective of the level of pharmaceuticals administered or additional services performed. Most lab services that used to be paid directly to laboratories are also included in the bundled payment. The bundled payment rate is also adjusted for certain patient characteristics, a geographic usage index and certain other factors.

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

•	Risk of federal budget sequestration cuts. As a result of the Budget Control Act of 2011 (BCA) and subsequent activity in Congress, a $1.2 trillion sequester (across-the-board spending cuts) in discretionary programs took effect on March 1, 2013. In particular, a 2% reduction to Medicare payments took effect on April 1, 2013, which was recently extended through 2014 and 2015 by a two-year funding bill signed into law on December 26, 2013. The across-the-board spending cuts pursuant to the sequester have affected and will continue to adversely affect our revenues, earnings and cash flows.

•	Risk that we may not be able to comply with the CMS ESRD Quality Incentive Program (QIP) requirements. Beginning in payment year 2016, CMS proposed to adopt two new clinical and reporting measures, continue using six existing clinical and reporting measures, revise two existing clinical and reporting measures, and expand one existing reporting measure. The final rule establishes calendar year 2014 as the performance period for all of the quality measures. The July 11, 2014 proposed rule further modifies the QIP by removing hemoglobin as a measurable indicator and adding hospital readmission as a reporting measure. CMS proposes to have a total of eleven clinical measures and five reporting measures in 2018. The QIP continues to evolve and undergo material changes. To the extent we are not able to meet CMS’s quality measures, it could have a material adverse effect on our revenues, earnings and cash flows.

•	Risk that if our clinical systems fail to accurately capture the data we report to CMS in connection with claims for which at least part of the government’s payments to us is based on clinical performance or patient outcomes or co-morbidities, we might be over-reimbursed by the government which could subject us to certain liability. For additional details regarding specific risks and potential liability we face regarding increased regulatory scrutiny on possible over-payment retention by providers and potential severe penalties, see the risk factor below under the heading “If we fail to adhere to all of the complex government regulations that apply to our business, we could suffer severe consequences that would substantially reduce our revenues, earnings, cash flows and stock price.”

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

Approximately 20% of our dialysis and related lab services revenues for the nine months ended September 30, 2014 was generated from patients who have state Medicaid or other non-Medicare government-based programs, such as coverage through the Department of Veterans Affairs (VA), as their primary coverage. As state governments and other governmental organizations face increasing budgetary pressure, we may in turn face reductions in payment rates, delays in the receipt of payments, limitations on enrollee eligibility or other changes to the applicable programs. For example, certain state Medicaid programs and the VA have recently considered, proposed or implemented payment rate reductions.

The VA recently adopted Medicare’s bundled PPS pricing methodology for any veterans receiving treatment from non-VA providers under a new national contracting initiative. Since we are a non-VA provider, these reimbursements are now tied to a percentage of Medicare reimbursement, and we have additional exposure to any dialysis reimbursement changes made by CMS. Approximately 2% of our dialysis and related lab services revenues for the nine months ended September 30, 2014 was generated by the VA. In 2013, we entered into a five-year Nationwide Dialysis Services contract with the VA which is subject to one-year renewal periods, consistent with all provider agreements with the VA under this contract. These agreements provide for the right of the VA to terminate the agreements without cause on short notice. Should the VA not renew or cancel these agreements for any reason, we may cease accepting patients under this program and may be forced to close centers, which could adversely affect our revenues, earnings and cash flows.

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

Medicare bundles EPO into the prospective payment system such that dosing variations do not change the amount paid to a dialysis facility. Although some Medicaid programs and other payors suggest movement towards a bundled payment system inclusive of EPO, some non-Medicare payors continue to pay for EPO separately from the treatment rate. The administration of EPO and other pharmaceuticals that are separately billable accounted for approximately 3% of our dialysis and related lab services revenues for the nine months ended September 30, 2014, with EPO alone accounting for approximately 2% of our dialysis and related lab services revenues during that period. Changes in physician clinical practices that result in further decreased utilization of prescribed pharmaceuticals or changes in payment rates for those pharmaceuticals could reduce our revenues, earnings and cash flows.

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

In October 2014, we entered into the Settlement Agreement with the United States and relator David Barbetta to resolve the pending 2010 and 2011 U.S. Attorney Physician Relationship Investigations. In connection with the resolution of this matter, we have entered into the five-year Corporate Integrity Agreement with the OIG. The Corporate Integrity Agreement (i) requires that we maintain certain elements of our compliance programs, (ii) imposes certain expanded compliance-related requirements during the term of the Corporate Integrity Agreement, (iii) requires ongoing monitoring, reporting, certification, records retention and training obligations, the formal allocation of certain oversight responsibility to the Board’s Compliance Committee, the creation of a Management Compliance Committee and the retention of an independent compliance advisor to the Board, and (iv) contains certain business restrictions related to a subset of our joint venture arrangements, including our agreeing to: (1) unwind 11 joint venture transactions that were created through partial divestitures to or partial acquisitions from nephrologists and that cover 26 of our 2,119 clinics; (2) not enter into certain types of partial divestiture joint venture transactions with nephrologists during the term of the Corporate Integrity Agreement; and (3) certain other restrictions. The costs associated with compliance with the Corporate Integrity Agreement could be substantial and may be greater than we currently anticipate. In addition, in the event of a breach of the Corporate Integrity Agreement, we could become liable for payment of certain stipulated penalties, or could be excluded from participation in federal health care programs. The costs associated with compliance with the Corporate Integrity Agreement, or any liability or consequences associated with its breach, could have an adverse effect on our revenues, earnings and cash flows.

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

As of September 30, 2014, we owned a controlling interest in numerous dialysis-related joint ventures, which represented approximately 22% of our U.S. dialysis and related lab services revenues for the nine months ended September 30, 2014. In addition, we also owned minority equity investments in several other dialysis related joint ventures. We may continue to increase the number of our joint ventures. Many of our joint ventures with physicians or physician groups also have certain physician owners providing medical director services to centers we own and operate. Because our relationships with physicians are governed by the federal and state anti-kickback statutes, we have sought to structure our joint venture arrangements to satisfy as many federal safe harbor requirements as we believe are commercially reasonable. However, if our joint venture arrangements do not satisfy all of the elements of any safe harbor under the federal anti-kickback statute, they are not automatically prohibited under the federal anti-kickback statute but are susceptible to government scrutiny. In October 2014, we entered into the Settlement Agreement with the United States and relator David Barbetta to resolve the pending 2010 and 2011 U.S. Attorney Physician Relationship Investigations. In connection with the resolution of this matter, we have entered into the five-year Corporate Integrity Agreement with the OIG. The Corporate Integrity Agreement, among other things, contains certain business restrictions related to a subset of our joint venture arrangements, including our agreeing to: (i) unwind 11 joint venture transactions that were created through partial divestitures to or partial acquisitions from nephrologists and that cover 26 of our 2,119 clinics; (ii) not enter into certain types of partial divestiture joint venture transactions with nephrologists during the term of the Corporate Integrity Agreement; and (iii) certain other restrictions. The costs associated with compliance with the Corporate Integrity Agreement could be substantial and may be greater than we currently anticipate. In addition, in the event of a breach of the Corporate Integrity Agreement, we could become liable for payment of certain stipulated penalties, or could be excluded from participation in federal health care programs. The costs associated with compliance with the Corporate Integrity Agreement, or any liability or consequences associated with its breach, could have an adverse effect on our revenues, earnings and cash flows.

There are significant estimating risks associated with the amount of dialysis revenues and related refund liabilities that we recognize and if we are unable to accurately estimate our revenues and related refund liabilities, it could impact the timing and the amount of our revenues recognition or have a significant impact on our operating results.

There are significant estimating risks associated with the amount of dialysis and related lab services revenues and related refund liabilities that we recognize in a reporting period. The billing and collection process is complex due to ongoing insurance coverage changes, geographic coverage differences, differing interpretations of contract coverage, and other payor issues. Determining applicable primary and secondary coverage for approximately 170,000 U.S. patients at any point in time, together with the changes in patient coverage that occur each month, requires complex, resource-intensive processes. Errors in determining the correct coordination of benefits may result in refunds to payors. Revenues associated with Medicare and Medicaid programs are also subject to estimating risk related to the amounts not paid by the primary government payor that will ultimately be collectible from other government programs paying secondary coverage, the patient’s commercial health plan secondary coverage or the patient. Collections, refunds and payor retractions typically continue to occur for up to three years and longer after services are provided. We generally expect our range of U.S. dialysis and related lab services revenues estimating risk to be within 1% of net revenues for the segment, which represents approximately 5% of dialysis and related lab services adjusted operating income. If our estimates of dialysis and related lab services revenues and related refund liabilities are materially inaccurate, it could impact the timing and the amount of our revenues recognition and have a significant impact on our operating results.

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

Complications associated with our migration to a new billing and collections system could have a material adverse effect on our revenues, cash flows and operating results.

We are preparing to launch a new billing system that is critical to our billing operations. If the launch is unsuccessful or is delayed, or if there are defects in the new billing system, we may experience difficulties in our ability to successfully bill and collect for services rendered, including a delay in collections, a reduction in the amounts collected, increased risk of retractions from and refunds to commercial and government payors, an increase in our provision for uncollectible accounts receivable and noncompliance with reimbursement regulations. To mitigate this risk, we plan to launch the new system in phases; however, the failure to successfully implement the new billing and collection system could have a material adverse effect on our revenues, cash flows and operating results.

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

A significant portion of HCP’s revenue is directly or indirectly derived from the monthly premium payments paid by CMS to health plans for medical services provided to Medicare Advantage enrollees. As a result, HCP’s results of operations are, in part, dependent on government funding levels for Medicare Advantage programs. Any changes that limit or reduce Medicare Advantage reimbursement levels, including those recently approved and effective in 2014, such as reductions in or limitations of reimbursement amounts or rates under programs, reductions in funding of programs, expansion of benefits without adequate funding, elimination of coverage for certain benefits, or elimination of coverage for certain individuals or treatments under programs, could have a material adverse effect on HCP’s revenues, earnings and cash flows. On April 7, 2014 CMS issued final guidance for 2015 Medicare Advantage rates, which incorporated a re-blending of the risk adjustment models that CMS utilizes to determine risk acuity scores of Medicare Advantage patients. In 2014, CMS blended the risk scores calculated using the 2013 CMS-HCC model and the 2014 CMS-HCC model by weighting the scores from the 2013 model by 25% and the scores from the 2014 model by 75%. In 2015, CMS will blend the scores by 67% and 33%, respectively. Although we estimate that the final cumulative impact of the 2015 rate structure represents an increase of up to approximately 0.5% of HCP’s average Medicare Advantage revenues as compared to 2014, there is no guarantee that CMS’s risk acuity adjustment models and the resulting Medicare Advantage rates will, in the future, increase HCP’s Medicare Advantage revenues. HCP’s Medicare Advantage revenues may continue to be volatile in the future, which could have a material impact on HCP’s ongoing financial performance.

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

For the nine months ended September 30, 2014, 65% of HCP’s consolidated capitated medical revenues were earned through contracts with three health plans.

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

There are circumstances under federal and state law pursuant to which HCP and its associated physician groups, IPAs, and other physicians could be obligated to continue to provide medical services to HCP members in their care following a termination of their applicable risk agreement with health plans and termination of the receipt of payments thereunder. In certain cases, this obligation could require the physician group or IPA to provide care to such member following the bankruptcy or insolvency of a health plan. Accordingly, the obligations to provide medical services to HCP members (and the associated costs) may not terminate at the time the applicable agreement with the health plan terminates, and HCP may not be able to recover its cost of providing those services from the health plan, which could have a material adverse effect on HCP’s financial condition, results of operations, and/or cash flows.

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

The ACO programs are new and therefore operational and regulatory guidance is limited. It is possible that the operations of HCP’s subsidiary ACO may not fully comply with current or future regulations and guidelines applicable to ACOs, may not achieve quality targets or cost savings, or may not attract or retain sufficient physicians or patients to allow HCP to meet its objectives. Additionally, poor performance could put the HCP ACO at financial risk with a potential obligation to CMS. Traditionally, other than Fee-for-Service (FFS) billing by the medical clinics and healthcare facilities operated by HCP, HCP has not directly contracted with CMS and has not operated any health plans or provider sponsored networks. Therefore, HCP may not have the necessary experience, systems, or compliance to successfully achieve a positive return on its investment in the ACO or to avoid financial or regulatory liability. To date, demonstration projects using healthcare delivery models substantially similar to an ACO have not resulted in savings. HCP believes that its historical experience with fully delegated managed care will be applicable to operation of its subsidiary ACO, but there can be no such assurance.

California hospitals may terminate their agreements with HealthCare Partners Affiliates Medical group (HCPAMG) or reduce the fees they pay to HCP.

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

Most of our outstanding employee stock-based compensation awards include a provision accelerating the vesting of the awards in the event of a change of control. We also maintain a change of control protection program for our employees who do not have a significant number of stock awards, which has been in place since 2001, and which provides for cash bonuses to the employees in the event of a change of control. Based on the market price of our common stock and shares outstanding on September 30, 2014, these cash bonuses would total approximately $621 million if a change of control transaction occurred at that price and our Board of Directors did not modify this program. These change of control provisions may affect the price an acquirer would be willing to pay for our Company.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Stock repurchases

The following table summarizes the Company’s repurchases of its common stock during the third quarter of 2014:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
July 1-31, 2014	—	$—	—	$358.2
August 1-31, 2014	—	—	—	358.2
September 1-30, 2014	—	—	—	358.2

Total	—	$—	—

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

Items 3, 4 and 5 are not applicable

Item 6.	Exhibits

(a) Exhibits

Exhibit Number

10.1	DaVita HealthCare Partners Inc. 2014 Long Term Incentive Program Cash Performance Award Agreement under the DaVita HealthCare Partners Inc. 2011 Incentive Award Plan and Long-Term Incentive Program (for 162(m) designated teammates). ✓* **

10.2	DaVita HealthCare Partners Inc. 2014 Long Term Incentive Program Cash Performance Award Agreement under the DaVita HealthCare Partners Inc. 2011 Incentive Award Plan and Long-Term Incentive Program. ✓* **

10.3	DaVita HealthCare Partners Inc. 2014 Long Term Incentive Program Performance Stock Units Agreement under the DaVita HealthCare Partners Inc. 2011 Incentive Award Plan and Long-Term Incentive Program (for 162(m) designated teammates). ✓* **

10.4	DaVita HealthCare Partners Inc. 2014 Long Term Incentive Program Restricted Stock Units Agreement under the DaVita HealthCare Partners Inc. 2011 Incentive Award Plan and Long-Term Incentive Program. ✓*

10.5	DaVita HealthCare Partners Inc. 2014 Long Term Incentive Program Stock Appreciation Rights Agreement under the DaVita HealthCare Partners Inc. 2011 Incentive Award Plan and Long-Term Incentive Program. ✓*

10.6	Corporate Integrity Agreement, dated as of October 22, 2014, by and among the Office of Inspector General of The Department of Health and Human Services and DaVita HealthCare Partners, Inc. (1)

12.1	Ratio of earnings to fixed charges. ✓

31.1	Certification of the Chief Executive Officer, dated November 6, 2014, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

31.2	Certification of the Chief Financial Officer, dated November 6, 2014, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

32.1	Certification of the Chief Executive Officer, dated November 6, 2014, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

32.2	Certification of the Chief Financial Officer, dated November 6, 2014, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

101.INS	XBRL Instance Document. ✓

101.SCH	XBRL Taxonomy Extension Schema Document. ✓

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. ✓

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. ✓

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. ✓

101.PRE	XBRL Taxonomy Extension Presentation, Linkbase Document. ✓

✓	Filed herewith.
*	Management contract or executive compensation plan or arrangement.
**	Portions of this exhibit are subject to a request for confidential treatment and have been redacted and filed separately with the SEC.
(1)	Filed on October 23, 2014 as an exhibit to the Company’s Current Report on Form 8-K.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAVITA HEALTHCARE PARTNERS INC.

BY:	/s/ JAMES K. HILGER
James K. Hilger Chief Accounting Officer*

Date: November 6, 2014

*	Mr. Hilger has signed both on behalf of the Registrant as a duly authorized officer and as the Registrant’s principal accounting officer.

INDEX TO EXHIBITS

Exhibit Number

10.1	DaVita HealthCare Partners Inc. 2014 Long Term Incentive Program Cash Performance Award Agreement under the DaVita HealthCare Partners Inc. 2011 Incentive Award Plan and Long-Term Incentive Program (for 162(m) designated teammates). ✓* **

10.2	DaVita HealthCare Partners Inc. 2014 Long Term Incentive Program Cash Performance Award Agreement under the DaVita HealthCare Partners Inc. 2011 Incentive Award Plan and Long-Term Incentive Program. ✓* **

10.3	DaVita HealthCare Partners Inc. 2014 Long Term Incentive Program Performance Stock Units Agreement under the DaVita HealthCare Partners Inc. 2011 Incentive Award Plan and Long-Term Incentive Program (for 162(m) designated teammates). ✓* **

10.4	DaVita HealthCare Partners Inc. 2014 Long Term Incentive Program Restricted Stock Units Agreement under the DaVita HealthCare Partners Inc. 2011 Incentive Award Plan and Long-Term Incentive Program. ✓*

10.5	DaVita HealthCare Partners Inc. 2014 Long Term Incentive Program Stock Appreciation Rights Agreement under the DaVita HealthCare Partners Inc. 2011 Incentive Award Plan and Long-Term Incentive Program. ✓*

10.6	Corporate Integrity Agreement, dated as of October 22, 2014, by and among the Office of Inspector General of The Department of Health and Human Services and DaVita HealthCare Partners, Inc. (1)

12.1	Ratio of earnings to fixed charges. ✓

31.1	Certification of the Chief Executive Officer, dated November 6, 2014, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

31.2	Certification of the Chief Financial Officer, dated November 6, 2014, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

32.1	Certification of the Chief Executive Officer, dated November 6, 2014, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

32.2	Certification of the Chief Financial Officer, dated November 6, 2014, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

101.INS	XBRL Instance Document. ✓

101.SCH	XBRL Taxonomy Extension Schema Document. ✓

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. ✓

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. ✓

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. ✓

101.PRE	XBRL Taxonomy Extension Presentation, Linkbase Document. ✓

✓	Filed herewith.
*	Management contract or executive compensation plan or arrangement.
**	Portions of this exhibit are subject to a request for confidential treatment and have been redacted and filed separately with the SEC.
(1)	Filed on October 23, 2014 as an exhibit to the Company’s Current Report on Form 8-K.