Form 10-K
period 2014-12-31
DAVITA HEALTHCARE PARTNERS INC.
filed 2015-02-26
CIK 927066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

For the Fiscal Year Ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2014, the number of shares of the Registrant’s common stock outstanding was approximately 214.8 million shares and the aggregate market value of the common stock outstanding held by non-affiliates based upon the closing price of these shares on the New York Stock Exchange was approximately $15.5 billion.

As of January 30, 2015, the number of shares of the Registrant’s common stock outstanding was approximately 215.8 million shares and the aggregate market value of the common stock outstanding held by non-affiliates based upon the closing price of these shares on the New York Stock Exchange was approximately $16.2 billion.

Documents incorporated by reference

Portions of the Registrant’s proxy statement for its 2015 annual meeting of stockholders are incorporated by reference in Part III of this Form 10-K.

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

Overview of DaVita HealthCare Partners Inc.

The Company consists of two major divisions, Kidney Care and HealthCare Partners (HCP). Kidney Care is comprised of our U.S. dialysis and related lab services, our ancillary services and strategic initiatives, including our international operations and our corporate support costs. Our U.S. dialysis and related lab services business is our largest line of business, which is a leading provider of kidney dialysis services in the U.S. for patients suffering from chronic kidney failure, also known as end stage renal disease (ESRD). Our HCP division is a patient- and physician-focused integrated health care delivery and management company with nearly three decades of providing coordinated, outcomes-based medical care in a cost-effective manner.

For financial information about our reportable segments please read “Note 25—Segment Reporting” to the consolidated financial statements included in this report.

Kidney Care Division

U.S. dialysis and related lab services business overview

Our U.S. dialysis and related lab services business is a leading provider of kidney dialysis services for patients suffering from ESRD. As of December 31, 2014, we provided dialysis and administrative services in the U.S. through a network of 2,179 outpatient dialysis centers in 46 states and the District of Columbia, serving a total of approximately 173,000 patients. We also provide acute inpatient dialysis services in approximately 1,000 hospitals and related laboratory services throughout the U.S. Our U.S. dialysis and related lab services business accounted for approximately 64% of our 2014 consolidated net revenues. All references in this document to dialysis and related lab services refer only to our U.S. dialysis and related lab services business.

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

According to United States Renal Data System, there were approximately 451,000 ESRD dialysis patients in the U.S. in 2012. The underlying ESRD dialysis patient population has grown at an approximate compound rate of 4.0% from 2000 to 2012, the latest period for which such data is available. The growth rate is attributable to the aging of the population, increased incidence rates for diseases that cause kidney failure such as diabetes and hypertension, lower mortality rates for dialysis patients and growth rates of minority populations with higher than average incidence rates of ESRD.

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

Although Medicare reimbursement limits the allowable charge per treatment, it provides industry participants with a relatively predictable and recurring revenue stream for dialysis services provided to patients without commercial insurance. For the year ended December 31, 2014, approximately 90% of our total dialysis patients were covered under some form of government-based programs, with approximately 78% of our dialysis patients covered under Medicare and Medicare-assigned plans.

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

Dialysis and related lab services we provide

Outpatient hemodialysis services

As of December 31, 2014, we operated or provided administrative services through a network of 2,179 outpatient dialysis centers in the U.S. that are designed specifically for outpatient hemodialysis. In 2014, our overall network of U.S. outpatient dialysis centers increased by 105 primarily as a result of the opening of new dialysis centers, net of center closures and divestitures, and acquisitions, representing a total increase of approximately 5.1% from 2013.

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

Under Medicare regulations, we cannot promote, develop or maintain any kind of contractual relationship with our patients that would directly or indirectly obligate a patient to use or continue to use our dialysis services, or that would give us any preferential rights other than those related to collecting payments for our dialysis services. Our total patient turnover which is based upon all causes averaged approximately 25% in 2014 and 26% in 2013. However, in 2014, the overall number of patients to whom we provided services in the U.S. increased by approximately 6% from 2013, primarily from the opening of new dialysis centers and acquisitions, continued growth within the industry and lower mortality rates.

Hospital inpatient hemodialysis services

As of December 31, 2014, we provided hospital inpatient hemodialysis services, excluding physician services, to patients in approximately 1,000 hospitals throughout the U.S. We render these services based on a contracted per-treatment fee that is individually negotiated with each hospital. When a hospital requests our services, we typically administer the dialysis treatment at the patient’s bedside or in a dedicated treatment room in the hospital, as needed. In 2014, hospital inpatient hemodialysis services accounted for approximately 4.5% of our total U.S. dialysis treatments.

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

Quality care

We employ 250 clinical service teammates in our dialysis and related lab services business. The primary focus of this group is assuring and facilitating processes that aim to achieve superior clinical outcomes at our centers.

Our physician leadership in the Office of the Chief Medical Officer (OCMO) for our dialysis and related lab services business includes eleven senior nephrologists, led by our Chief Medical Officer, with a variety of academic, clinical practice, and clinical research backgrounds. Our Physician Council is an advisory body to senior management. The Physician Council is currently composed of seven physicians with extensive experience in clinical practice in addition to the members of OCMO and currently eight Group Medical Directors.

Sources of revenue—concentrations and risks

Our U.S. dialysis and related lab services business net revenues represent approximately 64% of our consolidated net revenues for the year ended December 31, 2014. Our U.S. dialysis and related lab services revenues are derived primarily from our core business of providing kidney dialysis services, the administration of pharmaceuticals, related laboratory services and to a lesser extent management fees generated from providing management and administrative services to certain outpatient dialysis centers, as discussed above.

The sources of our dialysis and related lab services revenues are principally from government-based programs, including Medicare and Medicare-assigned plans, Medicaid and Medicaid-assigned plans and commercial insurance plans.

The following table summarizes our U.S. dialysis and related lab services revenues by source for the year ended December 31, 2014:

Revenue
percentages
Medicare and Medicare-assigned plans	58%
Medicaid and Medicaid-assigned plans	6%
Other government-based programs	3%
Total government-based programs	67%
Commercial (including hospital inpatient dialysis services)	33%
Total dialysis and related lab services revenues	100%

The following table summarizes our U.S. dialysis and related lab services revenues by modality for the year ended December 31, 2014:

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

An important provision in the law is an annual adjustment, or market basket update, to the ESRD Prospective Payment System (PPS) base rate. Absent action by Congress, the PPS base rate is automatically updated annually by a formulaic inflation adjustment. The Center for Medicare and Medicaid Services (CMS) issued the 2014 final rule for the ESRD PPS, which phases in the payment reductions mandated by the American Taxpayer Relief Act of 2012 (ATRA), as modified by the “Protecting Access to Medicare Act” which will reduce our market basket inflation adjustment by – 1.25% in 2016 and 2017, and 1% in 2018. CMS also recently issued the 2015 final rule for the ESRD PPS, which  would increase payments to dialysis facilities modestly in 2015 by 0.3% to 0.5%, although rural facilities would receive a decrease of 0.5%.

As a result of the Budget Control Act of 2011 (BCA) and subsequent activity in Congress, a $1.2 trillion sequester (across-the-board spending cuts) in discretionary programs took effect on March 1, 2013. In particular, a 2% reduction to Medicare payments took effect on April 1, 2013, which was subsequently extended through 2014 and 2015. The across-the-board spending cuts pursuant to the sequester have affected and will continue to adversely affect our revenues, earnings and cash flows.

The CMS Innovation Center is currently working with various healthcare providers to develop, refine and implement Accountable Care Organizations (ACOs) and other innovative models of care for Medicare and Medicaid beneficiaries. We are currently uncertain of the extent to which the long-term operation and evolution of these models of care, including ACOs, Bundled Payments for Care Improvement Initiative, Comprehensive ESRD Care Model (which includes the development of ESRD Seamless Care Organizations (ESCOs)), the Comprehensive Primary Care Initiative, the Duals Demonstration, or other models, will impact the health care market over time. Our U.S. dialysis business may choose to participate in one or several of these models either as a partner with other providers or independently. We are currently seeking to participate in the Comprehensive ESRD Care Model with the CMS Innovation Center. Even if we do not participate in this or other programs, some of our patients may be assigned to a program, in which case the quality and cost of care that we furnish will be included in an ACO’s or other programs’ calculations. As new models of care emerge and evolve, we may be at risk for losing our Medicare patient base, which would have a materially adverse effect on our revenues, earnings and cash flow. Other initiatives in the government or private sector may arise, including the development of models similar to ACOs, IPAs and integrated delivery systems or evolutions of those concepts which could adversely impact our business.

We anticipate that we will continue to experience increases in our operating costs in 2015 that will outpace any Medicare rate increases that we may receive, which could significantly impact our operating results. In addition, we expect to continue experiencing increases in operating costs that are subject to inflation, such as labor and supply costs, regardless of whether there is a compensating inflation-based increase in Medicare payment rates or in payments under the bundled payment rate system.

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

Medicare pays 80% of the amount set by the Medicare system for each covered dialysis treatment. The patient is responsible for the remaining 20%. In most cases, a secondary payor, such as Medicare supplemental insurance, a state Medicaid program or a commercial health plan, covers all or part of these balances. Some patients who do not qualify for Medicaid, but otherwise cannot afford secondary insurance, can apply for premium payment assistance from charitable organizations through a program offered by the American Kidney Fund. We and other dialysis providers support the American Kidney Fund and similar programs through voluntary contributions. If a patient does not have secondary insurance coverage, we are generally unsuccessful in our efforts to collect from the patient the remaining 20% portion of the ESRD composite rate that Medicare does not pay. However, we are able to recover some portion of this unpaid patient balance from Medicare through an established cost reporting process by identifying these Medicare bad debts on each center’s Medicare cost report.

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

Commercial revenue

Before a patient becomes eligible to have Medicare as their primary payor for dialysis services, a patient’s commercial insurance plan, if any, is responsible for payment of such dialysis services. Although commercial payment rates vary, average commercial payment rates established under commercial contracts are generally significantly higher than Medicare rates. The payments we receive from commercial payors generate nearly all of our profits. Payment methods from commercial payors can include a single lump-sum per treatment, referred to as bundled rates, or in other cases separate payments for dialysis treatments and pharmaceuticals, if used as part of the treatment, referred to as Fee-for-Service (FFS) rates. Commercial payment rates are the result of negotiations between us and insurers or third-party administrators. Our out-of-network payment rates are on average higher than in-network contract payment rates. In 2014, we continued to enter into some commercial contracts, covering certain patients that will primarily pay us under a single bundled payment rate for all dialysis services provided to these patients. However, some of the contracts will pay us for certain other services and pharmaceuticals in addition to the bundled payment. These contracts typically contain annual price escalator provisions. We are continuously in the process of negotiating agreements with our commercial payors and if our negotiations result in overall commercial rate reductions in excess of our commercial rate increases, our revenues and operating results could be negatively impacted. In addition, if there is an increase in job losses in the U.S., or depending upon changes to the healthcare regulatory system by CMS and/or the impact of health care insurance exchanges, we could experience a decrease in the number of patients covered under commercial insurance plans.

Approximately 33% of our dialysis and related lab services revenues and approximately 10% of our dialysis patients were associated with commercial payors for the year ended December 31, 2014. Commercial patients as a percentage of our total dialysis patients remained approximately 10% in 2014 and 2013. Less than 1% of our dialysis and related lab services revenues are due directly from patients. There is no single commercial payor that accounted for more than 10% of total dialysis and related lab services revenues for the year ended December 31, 2014.

The health care reform legislation introduced health care insurance exchanges which provide a marketplace for eligible individuals and small employers to purchase health care insurance. Although we cannot predict the long term effects of these exchanges, we believe the health care insurance exchanges could result in a reduction in patients covered by commercial insurance or an increase of patients covered through the exchanges under more restrictive commercial plans with lower reimbursement rates. To the extent that the implementation of such exchanges results in a reduction in patients covered by commercial insurance or a reduction in reimbursement rates for our services from commercial and/or government payors, our operating results could be adversely affected.

Revenue from other pharmaceuticals and EPO

The percentage of revenue that we generate from separately billable pharmaceuticals as a result of operating under Medicare’s single bundled payment rate system continues to decline, since pharmaceuticals, including EPO, are included in the ESRD single bundled payment. In addition, a significant percentage of our payor contracts covering commercial patients continue to pay us under a single bundled rate for all dialysis services provided to these patients. Approximately 3% of our total dialysis and related lab services revenues for the year ended December 31, 2014, as compared to 5% in 2013, are associated with the administration of separately-billable physician-prescribed pharmaceuticals.

EPO is an erythropoiesis-stimulating agent (ESA), a genetically-engineered form of a naturally occurring protein that stimulates the production of red blood cells. EPO is used in connection with all forms of dialysis to treat anemia, a medical complication most ESRD patients experience. The administration of EPO that was separately billable, accounted for approximately 2% of our dialysis and related lab services revenues for the year ended December 31, 2014. EPO is produced by a single manufacturer, Amgen. Any interruption of supply or product cost increases could adversely affect our operations.

Evaluations on the utilization and reimbursement for ESAs, which have occurred in the past and may occur in the future, and related actions by the U.S. Congress and federal agencies, could result in further restrictions on the utilization and reimbursement for ESAs. Additionally, commercial payors have also increasingly examined their administration policies for EPO and, in some cases, have modified those policies. Changes in labeling of EPO and other pharmaceuticals in a manner that alters physician practice patterns or accepted clinical practices, changes in private and governmental payment criteria, including the introduction of EPO administration policies or the conversion to alternate types of administration of EPO or other pharmaceuticals that result in further decreases in utilization of EPO for patients covered by commercial payors, could have a material impact on our operating results. Further increased utilization of EPO for patients for whom the cost of EPO is included in a bundled reimbursement rate, or further decreases in reimbursement for EPO and other pharmaceuticals that are not included in a bundled reimbursement rate, could also have a material impact on our operating results.

Physician relationships

An ESRD patient generally seeks treatment at an outpatient dialysis center near his or her home where his or her treating nephrologist has practice privileges. Our relationships with local nephrologists and our ability to meet their needs and the needs of their patients are key factors in the success of our dialysis operations. Approximately 4,900 nephrologists currently refer patients to our outpatient dialysis centers. As is typical in the dialysis industry, one or a few physicians, including the outpatient dialysis center’s medical director, usually account for all or a significant portion of an outpatient dialysis center’s patient base.

Participation in the Medicare ESRD program requires that dialysis services at an outpatient dialysis center be under the general supervision of a medical director who is a licensed physician. We have engaged physicians or groups of physicians to serve as medical directors for each of our outpatient dialysis centers. At some outpatient dialysis centers, we also separately contract with one or more other physicians to serve as assistant or associate medical directors or to direct specific programs, such as home dialysis training programs. We have approximately 950 individual physicians and physician groups under contract to provide medical director services.

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

Our medical director contracts for our dialysis centers generally include covenants not to compete. Also, except as described below, when we acquire an outpatient dialysis center from one or more physicians or where one or more physicians own minority interests in our outpatient dialysis centers, these physicians have agreed to refrain from owning interests in other competing outpatient dialysis centers within a defined geographic area for various time periods. These non-compete agreements restrict the physicians from owning or providing medical director services to other outpatient dialysis centers, but do not prohibit the physicians from referring patients to any outpatient dialysis center, including competing centers. Many of these non-compete agreements continue for a period of time beyond expiration of the corresponding medical director agreements, although some expire at the same time as the medical director agreement. Occasionally, we experience competition from a new outpatient dialysis center established by a former medical director following the termination of his or her relationship with us. As part of our Corporate Integrity Agreement, as described below, we also have agreed not to enforce investment non-compete restrictions relating to dialysis clinics or programs that were formed by a partial divestiture joint venture transaction. Therefore, to the extent a joint venture partner or medical director has a contract(s) with us covering dialysis clinics or programs that were formed by a partial divestiture, we will not enforce the investment non-compete provision relating to those clinics and/or programs.

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

Federal anti-kickback statute

The federal anti-kickback statute contained in the Social Security Act imposes criminal and civil sanctions on persons who knowingly and willfully solicit or receive in return for, or knowingly and willfully offer or pay to induce the enumerated list of prohibitions:

•	The referral of a patient covered by Medicare, Medicaid or similar federal and state programs;
•	The ordering or purchasing of items or services that are paid for in whole or in part by Medicare, Medicaid or similar federal and state programs; or
•	Arranging for or recommending the ordering or purchasing of such items.

Federal criminal penalties for the violation of the federal anti-kickback statute include imprisonment, fines and exclusion of the provider from future participation in the Medicare and Medicaid programs. Violations of the federal anti-kickback statute are punishable by imprisonment for up to five years and fines of up to $25,000 or both. Larger fines can be imposed upon corporations under the provisions of the U.S. Sentencing Guidelines and the Alternate Fines Statute. Individuals and entities convicted of violating the federal anti-kickback statute are subject to mandatory exclusion from participation in Medicare, Medicaid and other federal healthcare programs for a minimum of five years. Civil penalties for violation of this law include up to $50,000 in monetary penalties per violation, repayments of up to three times the total payments between the parties and suspension from future participation in Medicare and Medicaid. Court decisions have also held that the statute is violated whenever one of the purposes of remuneration is to induce referrals. The Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (The Health Reform Acts) amended the federal anti-kickback statute to clarify the intent that is required to prove a violation. Under the statute as amended, the defendant need not have known of the existence of the federal anti-kickback statute or had the specific intent to violate it. In addition, the Health Reform Acts amended the federal anti-kickback statute to provide that any claims submitted from an arrangement that violates the federal anti-kickback statute are false claims under the False Claims Act.

Regulations issued by the U.S. Department of Health and Human Services (HHS) create exceptions or “safe harbors” for some business transactions and arrangements. Transactions and arrangements structured within these safe harbors are deemed to not violate the federal anti-kickback statute. A business transaction or arrangement must satisfy every element of a safe harbor to be protected by that safe harbor. Transactions and arrangements that do not satisfy all elements of a relevant safe harbor do not necessarily violate the statute, but can be subject to greater scrutiny by enforcement agencies.

Our medical directors refer patients to our dialysis centers, and these arrangements, by which we pay them for their medical director services, must be in compliance with the federal anti-kickback statute in order to avoid scrutiny under the statute. Among the available safe harbors is one for personal services furnished for fair market value. However, most of our agreements with our medical directors do not satisfy all seven of the requirements of the personal services safe harbor. We believe that because of the nature of our medical directors’ duties, it is impossible to satisfy the anti-kickback safe-harbor requirement that services provided under an agreement on a part-time basis must specify the schedule of intervals of service, and their precise length and the exact charge for such intervals. Accordingly, while we believe that our agreements with our medical directors for our dialysis centers satisfy many of the elements of this safe harbor as we believe is reasonably possible, our arrangements do not qualify for safe harbor protection, as precise scheduling is not possible. We also note that there is little guidance available as to what constitutes fair market value for medical director services. We believe that our agreements do not violate the federal anti-kickback statute; however, since the arrangements do not satisfy all of the requirements for safe harbor protection, these arrangements could be challenged.

We own a controlling interest in numerous U.S. dialysis related joint ventures. For the year ended December 31, 2014, these joint ventures represented approximately 22% of our dialysis and related lab services revenues. We may continue to increase the number of our joint ventures. Our relationships with physicians and other referral sources relating to these joint ventures must comply with a federal anti-kickback statute safe harbor in order to avoid scrutiny under the statute. Although there is a safe harbor for certain investment interests in small entities, our joint ventures do not satisfy all of the requirements for safe harbor protection. Although failure to comply with a safe harbor does not render an arrangement illegal under the federal anti-kickback statute, an arrangement that does not operate within a safe harbor may be subject to anti-kickback statute scrutiny on a case-by-case basis. Based upon the foregoing, physician joint ventures that fall outside the safe harbors are not, by definition, prohibited by law. Instead, such joint ventures require case-by-case evaluation under the federal anti-kickback statute.

We have structured our joint ventures to satisfy as many safe harbor requirements as we believe are commercially reasonable. For example, we believe that these investments are offered and made by us on a fair market value basis and provide returns to the investors in proportion to their actual investment in the venture. We believe that our joint venture arrangements do not violate the federal anti-kickback statute; however, since the arrangements do not satisfy all of the requirements for safe harbor protection, these arrangements could be subject to challenge on the ground that they are intended to induce patient referrals. In that regard, we were subject to investigation by the United States Attorney’s Office for the District of Colorado, the Civil Division of the United States Department of Justice and the Office of the Inspector General related to our relationships with physicians, including our joint ventures, and whether those relationships and joint ventures comply with the federal anti-kickback statute and the False Claims Act. In October 2014, we entered into the Settlement Agreement with the United States and relator David Barbetta to resolve the pending 2010 and 2011 U.S. Attorney Physician Relationship Investigations. In connection with the resolution of this matter, and in exchange for the OIG’s agreement not to exclude us from participating in the federal health care programs, we have entered into a five-year Corporate Integrity (CIA) Agreement with the OIG.

We lease space for numerous dialysis centers from entities in which physicians, hospitals or medical groups hold ownership interests, and we sublease space to referring physicians at approximately 260 of our dialysis centers as of December 31, 2014. These arrangements must comply with a federal anti-kickback statute safe harbor in order to avoid scrutiny under the statute. We believe that we meet the elements of the safe harbor for space rentals in all material respects. Therefore, we believe that our physician lease arrangements should not be subject to scrutiny or challenge under the federal anti-kickback statute.

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

Stark Law

A federal law, known as the Stark Law, prohibits a physician who has a financial relationship, or who has an immediate family member who has a financial relationship, with entities providing Designated Health Services (DHS), from referring Medicare patients to such entities for the furnishing DHS, unless an exception applies. Stark Law DHS include home health services, outpatient prescription drugs, inpatient and outpatient hospital services and clinical laboratory services. The Stark Law also prohibits the DHS entity receiving a prohibited referral from filing a claim or billing for the services arising out of the prohibited referral. The prohibition applies regardless of the reasons for the financial relationship and the referral; unlike the federal anti-kickback statute, intent to induce referrals is not required. Sanctions for violation of the Stark Law include denial of payment for claims for services provided in violation of the prohibition, refunds of amounts collected in violation, a civil penalty of up to $15,000 for each service arising out of the prohibited referral, exclusion from the federal healthcare programs, including Medicare and Medicaid, and a civil penalty of up to $100,000 against parties that enter into a scheme to circumvent the Stark Law prohibition. Stark Law violations also can form the basis for False Claims Act liability. The types of financial arrangements between a physician and a DHS entity that trigger the self-referral prohibitions of the Stark Law are broad and include direct and indirect ownership and investment interests and compensation arrangements.

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

In addition, amendments to the FCA impose severe penalties for the knowing and improper retention of overpayments collected from government payors. Within 60 days of identifying an overpayment, a provider is required to notify CMS or the Medicare Administrative Contractor of the overpayment and the reason for it and return the overpayment. These amendments could subject our procedures for identifying and processing overpayments to greater scrutiny. We have made significant investments in additional resources to accelerate the time it takes to identify and process overpayments and we may be required to make additional investments in the future. Acceleration in our ability to identify and process overpayments could result in us refunding overpayments to government or other payors sooner than we have in the past. A significant acceleration of these refunds could have a material adverse effect on our operating cash flows.

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

Capacity and location of our U.S. dialysis centers

Typically we are able to increase our capacity by extending hours at our existing dialysis centers, expanding our existing dialysis centers, relocating our dialysis centers, developing new dialysis centers and by acquiring dialysis centers. The development of a typical outpatient dialysis center by us generally requires approximately $2.7 million for leasehold improvements, equipment and first-year working capital. Based on our experience, a new outpatient dialysis center typically opens within a year after the property lease is signed, normally achieves operating profitability in the second year after Medicare certification and normally reaches maturity within three to five years. Acquiring an existing outpatient dialysis center requires a substantially greater initial investment, but profitability and cash flows are generally accelerated and more predictable. To a limited extent, we enter into agreements to provide management and administrative services to outpatient dialysis centers in which we either own a minority equity investment, or are wholly-owned by third parties in return for management fees, which are typically based on a percentage of revenues or cash collections of the managed center’s operations.

The table below shows the growth of our U.S. dialysis operations by number of dialysis centers.

	2014	2013	2012	2011		2010
Number of centers at beginning of year	2,074	1,954	1,809	1,612		1,530
Acquired centers	18	26	93	170	(1)	41
Developed centers	105	98	70	65		65
Net change in centers with management and administrative services agreements*	—	4	(8)	1		—
Sold and closed centers**	(2)	(5)	(1)	(32)	(1)	(10)
Closed centers***	(16)	(3)	(9)	(7)		(14)
Number of centers at end of year	2,179	2,074	1,954	1,809		1,612

(1)	In 2011, we acquired 113 dialysis centers and divested a total of 30 centers in connection with our acquisition of DSI Renal Inc. (DSI).
*	Represents dialysis centers in which we either own a minority equity investment, or are wholly-owned by third parties.
**	Represents dialysis centers that were sold and/or closed for which patients were not retained.
***	Represents dialysis centers that were closed for which the majority of patients were retained and transferred to one of our other existing outpatient dialysis centers.

As of December 31, 2014, we operated or provided administrative services to a total of 2,179 U.S. outpatient dialysis centers. A total of 2,150 of such centers are consolidated in our financial statements. Of the remaining 29 unconsolidated U.S. outpatient dialysis centers, we own a minority equity investment in 22 centers and provide management and administrative services to seven centers that are wholly-owned by third parties. The locations of the 2,150 U.S. outpatient dialysis centers consolidated in our financial statements at December 31, 2014 were as follows:

State	Centers	State	Centers	State	Centers
California	257	Minnesota	47	Nebraska	15
Texas	195	New Jersey	47	Massachusetts	13
Florida	164	Colorado	38	Mississippi	11
Georgia	122	Wisconsin	38	District of Columbia	10
Ohio	112	Oklahoma	35	Idaho	9
Pennsylvania	96	Kentucky	34	West Virginia	7
Illinois	84	Arkansas	33	Utah	4
Michigan	75	South Carolina	33	New Mexico	4
North Carolina	66	Washington	30	New Hampshire	4
Virginia	60	Louisiana	29	Maine	3
Indiana	58	Arizona	25	South Dakota	3
Maryland	57	Iowa	25	North Dakota	2
Alabama	55	Kansas	25	Rhode Island	1
Missouri	54	Connecticut	23	Montana	1
Tennessee	54	Oregon	23
New York	49	Nevada	20

Ancillary services and strategic initiatives businesses, including our international operations

As of December 31, 2014, our ancillary services and strategic initiatives consisted primarily of pharmacy services, disease management services, vascular access services, clinical research, physician services, direct primary care and our international dialysis operations. Our ancillary services and strategic initiatives, including our international operations, accounted for approximately 8.9% of our consolidated net revenues for the year ended December 31, 2014, and relate primarily to our core business of providing kidney care services.

Ancillary services and strategic initiatives consist primarily of the following as of December 31, 2014:

•

Pharmacy services. DaVita Rx is a specialty pharmacy that provides oral medications and medication management services to patients with ESRD and other chronic diseases. The main objective of the pharmacy is to improve clinical outcomes by facilitating increased patient compliance and to provide our patients a convenient way to fill their prescription needs. Revenues are recognized as prescriptions are filled and shipped to patients or when services are completed.

•

Disease management services. VillageHealth provides advanced care management services to health plans and government agencies for employees/members diagnosed with ESRD. Through a combination of clinical coordination, medical claims analysis and information technology, we endeavor to assist our customers and patients in obtaining superior renal health care and improved clinical outcomes, as well as helping to reduce overall medical costs. Revenues are typically based upon an established contract fee and are recognized as earned over the contract period and can include additional fees for cost savings recognized by certain customers. In 2014, VillageHealth also operated a Medicare Advantage ESRD Special Needs Plan in partnership with a payor that works with CMS to provide ESRD patients full service health care. We are at risk for all medical costs of the program in excess of the capitation payments.

•

Vascular access services. Lifeline provides management and administrative services to physician-owned vascular access clinics that provide surgical and interventional radiology services for dialysis patients. Lifeline also is the majority-owner of six vascular access clinics and wholly-owns one vascular access clinic. Management fees generated from providing management and administrative services are recognized as earned typically based on a percentage of revenues or cash collections generated by the clinics. Revenues associated with the vascular access clinic that is majority-owned are recognized in the period when physician services are provided.

•

Clinical research programs. DaVita Clinical Research (DCR) is a provider-based specialty clinical research organization with a full spectrum of services for clinical drug research and device development. DCR uses its extensive, applied database and real-world healthcare experience to assist in the design, recruitment and completion of retrospective, prospective pragmatic and clinical trials. Revenues are based upon an established fee per study, as determined by contract with drug companies and other sponsors and are recognized as earned according to the contract terms.

•

Physician services. Nephrology Practice Solutions (NPS) is an independent business that partners with physicians committed to providing outstanding clinical and integrated care to patients. NPS provides nephrologist employment opportunities in select markets and offers physician practice management services to nephrologists under administrative services agreements. These services include physician practice management, billing and collections, credentialing, coding, and other support services that enable physician practices to increase efficiency and manage their administrative needs. Fees generated from these services are recognized as earned typically based upon cash collections generated by the physician practice. NPS also provides leading nephrology recruitment and staffing services which are billed on a per search basis.

•

Direct primary care. Paladina Health is a healthcare services organization that operates membership-based primary care clinics mainly through employer-based on-site and near-site clinics. The clinics offer patients more personalized and improved access to primary care physicians, including unlimited visits and same-day or next-day appointments. Physicians focus on clinical outcomes and patient satisfaction. Revenues are recognized over the membership period.

International dialysis operations

As of December 31, 2014, we operated or provided administrative services to a total of 91 outpatient dialysis centers located in ten countries outside of the U.S., serving approximately 7,200 patients. Our international dialysis operations continue to steadily grow and expand as a result of developing and acquiring outpatient dialysis centers in various strategic markets, since the commencement of our international operations during the fourth quarter of 2011. However, our overall net revenues generated from our international operations were less than 1% of our consolidated net revenues during 2014. Our international operations are included as a component of our ancillary services and strategic initiatives.

The table below summarizes the number and locations of our international outpatient dialysis centers.

	2014	2013	2012
Number of centers at beginning of year	73	36	11
Acquired centers	7	37	13
Developed and hospital operated centers	11	2	8
Managed centers, net	2	1	4
Closed centers	(2)	(3)	—
Number of centers at end of year	91	73	36

The locations of our international outpatient dialysis centers are as follows:

Malaysia	24
Colombia	15
Germany	14
India	13
Poland	8
Portugal	5
Taiwan	4
Saudi Arabia	4
China	2
Singapore	2
91

Corporate Support Costs

Corporate support costs consist primarily of labor, benefits and long-term incentive compensation costs for departments which provide support to all of our different operating lines of business. In addition, the 2013 amounts also included the adjustment to reduce a tax asset associated with the HCP acquisition escrow provisions of approximately $8 million. Corporate support costs were approximately $13 million in 2014, $53 million in 2013 and $46 million in 2012. These expenses are included in our consolidated general and administrative expenses. The decrease in corporate support costs in 2014 as compared to 2013 was due to an additional allocation of management fees.

HealthCare Partners Division

HealthCare Partners business overview

HCP is a patient- and physician-focused integrated health care delivery and management company with nearly three decades of experience providing coordinated, outcomes-based medical care in a cost-effective manner. As of December 31, 2014, HCP had approximately 837,300 members under its care in southern California, central and south Florida, southern Nevada, central New Mexico and central Arizona through capitation contracts with some of the nation’s leading health plans. Of these members, approximately 310,500 individuals were patients enrolled in Medicare Advantage, and the remaining approximately 526,800 individuals were managed care members whose health coverage is provided through their employer or who have individually acquired health coverage directly from a health plan or as a result of their eligibility for Medicaid benefits.

HCP patients as well as the patients of HCP’s associated physicians, physician groups and independent practice associations (IPAs) benefit from an integrated approach to medical care that places the physician at the center of patient care. As of December 31, 2014, HCP delivered services to its members via a network of over 3,300 associated group and other network primary care physicians, 228 network hospitals, and several thousand associated group and network specialists. Together with hundreds of case managers, registered nurses and other care coordinators, these medical professionals utilize a comprehensive information technology system, sophisticated risk management techniques and clinical protocols to provide high-quality, cost-effective care to HCP’s members.

U.S. healthcare spending has increased steadily over the past twenty years. These increases have been driven, in part, by the aging of the baby boomer generation, lack of healthy lifestyle both in terms of exercise and diet, rapidly increasing costs in medical technology and pharmaceutical research, and provider reimbursement structures that may promote volume over quality in a FFS environment. These factors, as well as the steady growth of the U.S. population, have made the healthcare industry a growing market. In 2013, CMS reported that health care accounted for 17.4% of the U.S. economy and healthcare spending increased 3.6% to reach $2.9 trillion. Medicare spending grew 3.4% to $585.7 billion in 2013 or 20% of National Health Expenditures, according to CMS. Medicare outlays accounted for 14% of the Federal Budget in 2013 according to the Congressional Budget Office. Medicare is frequently the focus of discussions on how to moderate the growth of both federal spending and health care spending in the U.S.

Growth in Medicare spending is expected to continue due to population demographics. According to the U.S. Census Bureau, from 1970 through 2013, the overall U.S. population grew 55% while the number of Medicare enrollees grew by more than 150% over that time period. As an increasing number of the baby boomers become eligible for Medicare, the senior market is expected to be 20% of the total U.S. population by 2030 according to the U.S. Census Bureau.

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

Managed care health plans were developed, primarily during the 1980s, in an attempt to mitigate the rising cost of providing healthcare benefits to populations covered by traditional health insurance. These managed care health plans enroll members through their employers, under federal Medicare benefits or through state Medicaid programs. As a result of the prevalence of these health plans, many seniors now becoming eligible for Medicare have been interacting with managed care companies through their employers for the last 30 years. Individuals turning 65 now are likely to be far more familiar with the managed care setting than previous Medicare populations. According to CMS, in 2014, Medicare Advantage represents only 30% of total Medicare members, creating a significant opportunity for additional Medicare Advantage penetration of newly eligible seniors.

In an effort to reduce the number of uninsured and to begin to control healthcare expenditures, President Obama signed the Health Reform Acts into law in March 2010, which were affirmed, in substantial part, by the U.S. Supreme Court in June 2012. The

Health Reform Acts provide for a reduction of up to 32 million uninsured individuals by 2019, while potentially increasing Medicaid coverage by up to 16 million individuals and net commercial coverage by 16 million individuals. CMS projects that the total number of uninsured Americans will fall to 23 million in 2023 from 45 million in 2012. These previously uninsured Americans and potentially newly eligible Medicaid beneficiaries represent a significant new market opportunity for health plans. We believe that health plans looking to cover these newly eligible individuals under fixed premium arrangements will seek provider arrangements that can effectively manage the cost and quality of the care being provided to these newly eligible individuals.

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

One of the primary ways in which the Health Reform Acts will fund increased health insurance coverage is through cuts in Medicare Advantage reimbursement. County benchmarks are transitioning to a system in which each county’s benchmark in 2017 will be a certain percentage (ranging from 95% to 115%) of FFS. In a March 2013 report to Congress, the Medicare Payment Advisory Commission (MedPAC) estimated that 2014 Medicare Advantage benchmarks, bids, and payments would average 112%, 98%, and 106% of FFS spending, respectively.

Despite the fact that the plan bids average less than FFS spending, payments for enrollees in these plans usually exceed FFS spending because the benchmarks are high relative to FFS spending. For example, HMOs as a group bid an average of 95% of FFS spending, yet 2014 payments for HMO enrollees are estimated to average 105% of FFS spending because the benchmarks, including the quality bonuses, average 112% of FFS spending.

As a result of the above, plans would generally have to bid significantly lower than FFS or the Medicare Advantage benchmark for CMS to begin to save money on Medicare Advantage. As a result of the transition of county benchmarks from 95% to 115% of FFS, Medicare Advantage benchmarks on average are expected to be reduced to parity with FFS by 2017 as compared to 112% of fee for-service today. Given that CMS will retain 25% of the difference of any plans bid below benchmark, the overall Medicare Advantage program should realize savings as compared to FFS in 2017, which would result in lower payments to Medicare Advantage plans and to HCP.

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

One provision of the Health Reform Acts required CMS to establish a Medicare Shared Savings Program (MSSP) that promotes accountability and coordination of care through the creation of ACOs. The program allows certain providers and suppliers (including hospitals, physicians and other designated professionals) to voluntarily form ACOs and work together along with other ACO participants to invest in infrastructure and redesign delivery processes to achieve high quality and efficient delivery of services. HCP recently entered into an agreement with CMS to participate in the Medicare Shared Savings Program in California, Florida and Nevada beginning in 2014. Under this program, HCP will strive to attain improved clinical outcomes to its Medicare fee for service patients in a more cost-effective manner, and will have the opportunity to share with CMS in any financial savings created.

Payor environment

Government programs

HCP derives a significant portion of its revenues from services rendered to beneficiaries of Medicare (including Medicare Advantage), Medicaid, and other governmental healthcare programs.

Medicare. The Medicare program was established in 1965 and became effective in 1967 as a federally funded U.S. health insurance program for persons aged 65 and older, and it was later expanded to include individuals with ESRD and certain disabled persons, regardless of income or age. Since its formation, Medicare has grown to a $583 billion program in 2013, covering approximately 52 million Americans and, based on the growing number of eligible beneficiaries and increases in the cost of health care, Congressional Budget Office (CBO) projects that Net Medicare Spending will increase from $512 billion in 2014 to $858 billion in 2024.

Initially, Medicare was offered only on a FFS basis. Under the Medicare FFS payment system, an individual can choose any licensed physician enrolled in Medicare and use the services of any hospital, health care provider or facility certified by Medicare. CMS reimburses providers, based on a fee schedule, if Medicare covers the service and CMS considers it medically necessary.

FFS Medicare is paid according to a physician fee schedule (PFS) set each year by CMS in accordance with formulas mandated by Congress. CMS is required to limit the growth in spending under the PFS by a predetermined sustained growth rate (SGR). If implemented as mandated, the SGR would result in significant payment reductions under the PFS. CMS announced that the estimated PFS update for 2015 would be reduced by 21.2% due to the SGR formula. Every year since 2003, Congress has delayed application of the SGR but we cannot predict whether they will continue to do so. Congress most recently delayed application of the SGR in the Pathway for SGR Reform Act (SGR Act) which was signed by President Obama on December 26, 2013. Pursuant to the SGR Act, the negative impact of the SGR is further delayed for a temporary 3-month period which began on January 1, 2014. The SGR Act gives physicians a 0.5% reimbursement increase during the 3 month delay period. However, the SGR Act also extends a 2% Medicare sequestration cut mandated by the Budget Control Act of 2011 and the Sequestration Transparency Act of 2012 for an additional two years beyond the original expiration date of 2021.

There is pressure for Congress to implement a permanent solution to the SGR reductions. The House Committee on Ways and Means and the Senate Committee of Finance released SGR repeal proposals in early November 2013, and the two committees have since met to revise their respective bills. Although the original proposals each called for a 10-year freeze on Medicare physician payments, the most recent incarnation of the House bill provides a 0.5% update for 2014-2016. The current form of the Senate bill, however, retains the full 10-year payment freeze. We cannot predict whether the SGR will be repealed or if another formula would be substituted and what form that might take. Repeal of the SGR could be offset by further reductions in Medicare payments.

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

Most Medicare beneficiaries have the option to enroll in private health insurance plans that contract with Medicare under the Medicare Advantage program. According to the Kaiser Family Foundation, the share of Medicare beneficiaries in such plans has risen rapidly in recent years; it reached approximately 30% in 2014 from approximately 13% in 2004. Plan costs for the standard benefit package can be significantly lower or higher than the corresponding cost for beneficiaries in the traditional Medicare FFS payment program, but prior to the Health Reform Acts, private plans were generally paid a higher average amount, and they used the additional payments to reduce enrollee cost-sharing requirements, provide extra benefits, and/or reduce Medicare premiums. These enhancements were valuable to enrollees, but also resulted in higher Medicare costs overall and higher premiums for all Medicare Part B beneficiaries and not just those enrolled in Medicare Advantage plans. The Health Reform Acts require that future payments to plans be based on benchmarks in a range of 95% to 115% of local FFS Medicare costs, with bonus amounts payable to plans meeting high quality-of-care standards. In addition, beginning in 2014, health plans offering Medicare Advantage will be required to spend at least 85% of their premium dollars on medical care, the so-called medical loss ratio (MLR). Since HCP is not a health plan, except for DaVita HealthCare Partners Plan (Knox-Keene entity) it is not subject to the 85% MLR requirement. However, payments that health plans make to HCP will apply in full towards the health plans’ 85% MLR requirement. If a health plan does not meet the 85% MLR requirement, it must provide a rebate to its customers. Any such shortfalls will not impact amounts paid by health plans to HCP.

Medicaid. Medicaid is a federal entitlement program administered by the states that provides health care and long-term care services and support to low-income Americans. Medicaid is funded jointly by the states and the federal government. The federal government guarantees matching funds to states for qualifying Medicaid expenditures based on each state’s federal medical assistance percentage, which is calculated annually and varies inversely with average personal income in the state. Subject to federal rules, each state establishes its own eligibility standards, benefit packages, payment rates and program administration within broad federal statutory and regulatory guidelines. Every state Medicaid program must balance a number of potentially competing demands, including the need for quality care, adequate provider access, and cost-effectiveness. In an effort to improve quality and provide more uniform and cost-effective care, many states have implemented Medicaid managed care programs to improve access to coordinated health care services, including preventative care, and to control health care costs. Under Medicaid managed care programs, a health plan receives capitation payments from the state. The health plan, in turn, arranges for the provision of health care services by contracting with a network of medical providers, such as HCP. HCP has entered into capitation agreements with health plans to manage approximately 139,000 Medicaid managed care members in its southern California and Florida markets.

Commercial payors

According to a survey conducted from January through May 2014 by the Kaiser Family Foundation and the Health Research and Education Trust, approximately 62% of non-elderly U.S. citizens received their health care benefits through their employers, which contracted with health plans to administer these health care benefits. Patients enrolled in health plans offered through an employment setting are generally referred to as commercial members. Commercial employer-sponsored health plan enrollment was approximately 149 million in 2014, according to the survey conducted by the Kaiser Family Foundation and the percentage of workers covered statistically remains unchanged at 62% from 2013.  Under the Health Reform Acts, beginning in 2014, many uninsured individuals and many individuals who receive their health insurance benefits through small employers may purchase their health care benefits through insurance exchanges in which health plans compete directly for individual or small group members’ enrollment. HCP derives a significant amount of its enrollment from commercial members; however, these members represent a disproportionately small share of HCP’s operating profits.

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

Fee-for-service structure. Under traditional FFS reimbursement, physicians are paid a specified FFS that they provide during a patient visit. Under this structure, physician compensation is solely related to the volume of patient visits and procedures performed, thus offering limited financial incentive to focus on cost containment and preventative care. FFS revenues are derived primarily from HCP’s physician services and hospice care.

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

Global model. In Florida and Arizona, HCP may contract directly with health plans under global capitation arrangements that include hospital services, because state law permits HCP to assume financial responsibility for both professional and institutional services. In New Mexico, HCP assumed financial responsibility for only professional services.

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

In Nevada, HCP enters into global capitation arrangements to assume financial responsibility for both professional and institutional services. However, the Nevada Division of Insurance (NDI) has not opined on whether it is appropriate for an entity like HCP to enter into global capitation arrangements and assume financial responsibility for the provision of both professional and institutional services to either Medicare Advantage enrollees or enrollees of commercial health plans. In order to avoid an adverse finding by the NDI with respect to HCP’s global capitation arrangements in Nevada, HCP applied for an insurance license from the NDI and is currently in the process of obtaining such license. Because of the current global capitation to HCP, and HCP’s assumption of nearly the entire professional and institutional risk in Nevada, Florida and Arizona, HCP’s health plan customers function primarily to support HCP in undertaking marketing and sales efforts to enroll members and processing claims in these states. As indicated above, HCP only assumed financial responsibility for professional services in New Mexico.

Risk-sharing model. In California, HCP currently utilizes a capitation model in several different forms. While there are variations specific to each arrangement, HealthCare Partners Affiliates Medical Group and HealthCare Partners Associates Medical Group, Inc. (collectively HCPAMG), medical groups that have entered into management services agreements with HCP, have historically contracted with health plans to receive a PMPM or percentage of premium (POP) capitation payment for professional (physician) services and assumed the financial responsibility for professional services. In some cases, the health plans separately enter into capitation contracts with third parties (typically hospitals) who directly receive a capitation payment and assume contractual financial responsibility for institutional (hospital) services. In other cases, the health plan does not pay a capitation payment to the hospital, but rather administers and pays fee-for-service claims for hospital expenses. In both cases, HCPAMG has been responsible under its health plan agreements for managing the care dollars associated with both the professional and institutional services provided for in the HCPAMG capitation payment. In the case of institutional services and as a result of its managed care-related administrative services agreements with hospitals, HCPAMG has recognized a percentage of the surplus of institutional revenues less institutional expense as HCPAMG net revenues and has also been responsible for some percentage of any short-fall in the event that institutional expenses exceed institutional revenues. In connection with HCP’s obtaining a restricted Knox-Keene license in California, substantially all of the California health plan contracts, along with the revenues received under such contracts, have been assigned from HCPAMG to the Knox-Keene licensee. In addition, HCP now has the legal authority to transition these health plan contracts to global capitation arrangements in which HCP is responsible for arranging professional and institutional services in exchange for a single capitation payment. HCP is in the process of evaluating and identifying which risk-sharing arrangements, if any, will be converted to global capitation arrangements, subject to HCP’s and the applicable health plan’s satisfactory negotiation and approval, as well as approval from the Department of Managed Healthcare. Completion of such evaluation and possible conversion is expected to occur over time.

Government regulation

In addition to the laws and regulations to which our dialysis and related lab services business are subject to, the internal operations of HCP and its contractual relationships with healthcare providers such as hospitals, other healthcare facilities, and healthcare professionals are subject to extensive and increasing regulation by numerous federal, state, and local government entities. These laws and regulations often are interpreted broadly and enforced aggressively by multiple government agencies, including the Office of Inspector General (OIG), the U.S. Department of Justice, and various state authorities. Many of these laws and regulations are the same as those that impact our dialysis and related lab services business. For example:

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

•

HCP’s submission of claims to governmental payors such as the Medicare and Medicaid programs for services provided by its associated physicians and clinical personnel may subject HCP to sanction and penalties under the FCA; and

•

HCP’s handling of electronic PHI may subject HCP to sanctions and penalties under the federal HIPAA of 1996 and its implementing privacy and security regulations, as amended by the HITECH Act and state medical privacy laws which often include penalties and restrictions that are more severe than those which arise under HIPAA.

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

The following includes brief descriptions of some, but not all, of the laws and regulations that, in addition to those described in relation to our dialysis and related lab services business, affect HCP. HCP is also subject to the laws and regulations that apply to our U.S. dialysis and related lab services business, see “The dialysis and related lab services business overview—Government regulation” above.

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

Professional licensing requirements. HCP’s clinical personnel, including physicians, must satisfy and maintain their professional licensing in the states where they practice medicine. Activities that qualify as professional misconduct under state law may subject them to sanctions, including the loss of their licenses and could subject HCP to sanctions as well. Some state boards of medicine impose reciprocal discipline, that is, if a physician is disciplined for having committed professional misconduct in one state where he or she is licensed, another state where he or she is also licensed may impose the same discipline even though the conduct did not occur in that state. Therefore, if an HCP-associated physician is licensed in multiple states, sanctions or loss of licensure in one state may result in sanction or the loss of licensure in other states. Professional licensing sanctions may also result in exclusion from participation in governmental healthcare programs, such as Medicare and Medicaid, as well as other third-party programs.

Corporate practice of medicine and fee splitting. California, Nevada and Arizona are three states in which HCP operates that have laws that prohibit business entities, such as our Company and our subsidiaries, from practicing medicine, employing physicians to practice medicine or exercising control over medical decisions by physicians (known collectively as the corporate practice of medicine). These states also prohibit entities from engaging in certain arrangements, such as fee-splitting, with physicians. In some states these prohibitions are expressly stated in a statute or regulation, while in other states the prohibition is a matter of judicial or regulatory interpretation.

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

Knox-Keene. The California Department of Managed Health Care (DMHC) licenses and regulates Health Care Service Plans (HCSPs) such as health plans pursuant to Knox-Keene. In addition to administering Knox-Keene’s various patient’s rights protections for HCSP-enrolled individuals, the DMHC is responsible for ensuring the financial sustainability over time of HCSPs and other regulated entities. As such, the DMHC is charged with continually monitoring the financial health of regulated entities. The DMHC’s Division of Financial Oversight conducts examinations of the fiscal and administrative affairs of licensed HCSPs to protect consumers and providers from potential insolvencies. Financial examination reviews include examinations of cash flow, premium receivables, intercompany transactions and medical liabilities. The examination also ensures that there is adequate tangible net equity (TNE), as determined according to calculations included in Knox-Keene. The TNE regulations for organizations holding a Knox-Keene license, like HCP, vary depending on circumstances, but generally require any licensee to have on hand in cash or cash equivalents a minimum of the greater of (i) $1 million; (ii) the sum of 2% of the first $150 million of annualized premium revenues plus 1% of annualized premium revenues in excess of $150 million; or (iii) the sum of 8% of the first $150 million of annualized health care expenditures (except those paid on a capitated basis or managed hospital payment basis) plus 4% of the annualized health care expenditures, except those paid on a capitated basis or managed hospital payment basis, which are in excess of $150 million. In its sole discretion, DMHC may require, as a condition to obtaining or maintaining an HCSP license, that a licensee accept certain contractual undertakings such that the licensee is obligated to maintain TNE in amounts greater than the minimum amount described above. Such contractual undertakings may require 130% or more of TNE to be maintained by a licensee.

The DMHC interprets Knox-Keene to apply to both HCSPs and downstream contracting entities, including provider groups that enter into global risk contracts with licensed HCSPs. A global risk contract is a health care services contract in which a downstream contracting entity agrees to provide both professional (e.g., medical group) services and institutional (e.g., hospital) services subject to an at-risk or capitated reimbursement methodology. According to DMHC, entities that accept global risk must obtain a restricted Knox-Keene license. Under a restricted Knox-Keene license, entities may enter into global risk contracts with other licensed HCSPs. Holders of restricted Knox-Keene licenses must comply with the same financial requirements as HCSPs with full licenses, including demonstrating specific levels of TNE, but are granted waivers from meeting marketing and other terms of full Knox-Keene licensure. The consequences of operating without a license include civil penalties, criminal penalties and the issuance of cease and desist orders.

One of HCP’s subsidiaries (the Plan) holds a restricted Knox-Keene license, which was approved by DMHC on December 31, 2013. This allows HCP to contract directly with HCSPs to simplify its historic contractual and financial structure and to facilitate expansion into new markets in California. However, this also subjects HCP and the Plan to additional regulatory burdens, including: (i) regulatory oversight of operations, (ii) the need to seek approval for all material business changes, (iii) significant requirements to maintain certain TNE levels, and (iv) other operating limitations imposed by the Knox-Keene Act and its regulations. Under its restricted Knox-Keene license, the Plan is prohibited from declaring or paying any dividends or making any distribution of cash or property to the Plan’s parent, affiliates, or shareholders, if such a distribution would cause the Plan to fail to maintain TNE, have insufficient working capital or cash flow as required by DMHC regulation or otherwise be unable to provide or arrange health care services. In addition, the Plan is subject to DMHC oversight and must seek approval before incurring any debt or guaranteeing any debt relating to the Plan’s parent, affiliates, or shareholders. The Plan must also submit proposed global capitation contracts to DMHC for approval.

HCP services

Approximately 91% of HCP’s operating revenues for the year ended December 31, 2014 were derived from multi-year capitation contracts with health plans. Under these contracts, HCP’s health plan customers delegate full responsibility for member care to physicians and health care facilities that are part of HCP’s provider network. In return, HCP receives a PMPM fee for each HCP member. As a result, HCP has financial and clinical accountability for a population of members. In California, HCP does not assume direct financial risk for institutional (hospital) services, but is responsible for managing the care dollars associated with both the professional (physician) and institutional services being provided for the PMPM fee attributable to both professional and institutional services. In those cases and as a result of its managed care-related administrative services agreements with hospitals, HCP recognizes the surplus of institutional revenues less institutional expense as HCP net revenues and is also responsible for any short-fall in the event that institutional expenses exceed institutional revenues. In addition to revenues recognized for financial reporting purposes, HCP measures its total care dollars under management. This includes the PMPM fee payable to third parties for institutional (hospital) services where HCP manages the care provided to its members by hospitals and other institutional services. These fees are not included in Generally Accepted Accounting Principles (GAAP) revenues. For the year ended December 31, 2014, HCP’s total consolidated operating revenues were $3.5 billion and total care dollars under management were $4.5 billion.

HCP provides complete medical care through a network of participating physicians and other health care professionals. Through its group model, HCP employs, directly (where permitted by state law) and through its associated physician groups, approximately 470 associated group full-time primary care physicians. Through its IPA model, HCP contracts with approximately 3,300 additional network primary care physicians who provide care for HCP’s members in an independent office setting. These physicians are complemented by a network of several thousand specialists and ancillary providers and 228 network hospitals that provide specialty or institutional care to the patients of HCP’s associated physicians, physician groups and IPAs.

In order to comply with local regulations prohibiting the corporate practice of medicine, many of HCP’s group physicians are employed by associated medical groups with which HCP has entered into long-term management agreements. The largest of these HCP managed medical groups is HCPAMG, which employs, directly or indirectly, over 600 full-time primary care physicians, specialists and hospitalists. See “—Governmental Regulations—Corporate Practice of Medicine and Fee Splitting” above.

HCP does not own hospitals, although hospitals are an essential part of its provider network. In most cases, HCP contracts or otherwise aligns with hospitals to manage the utilization, readmission and cost of hospital services. Most HCP patients receive specialty care through HCP’s network based on referrals made by their primary care physician. These specialists may be reimbursed based on capitation, case rates or on a discounted FFS rate.

A typical FFS primary care physician might treat up to 30 to 40 patients per day. In contrast, HCP group physicians typically see 18 to 20 patients per day, which we believe is a more appropriate benchmark to ensure there is sufficient time to understand all of the patients’ clinical needs. HCP care teams, including nurses, engage in outreach to patients in order help monitor fragile and high risk patients, and help improve adherence to physicians’ care plans. During these visits, HCP’s physicians, nurses and educators use the time to educate patients and manage their health care needs. The goal of this preventative care delivery model is to keep patients healthy. Education improves self-management and compliance which allows the patient to recognize early signs of their disease and seek appropriate care. We believe this translates into earlier intervention, which in turn leads to fewer emergency room visits, fewer hospital admissions and fewer hospital bed days (the most expensive location for health care). This clinical model seeks to provide early diagnosis of disease or deterioration in a chronic and complex condition and provide preventive care to maintain optimal health and avert unnecessary hospitalization. Clinic-based case managers and hospitalists coordinate with the primary care physicians to ensure that patients are receiving proper care whether they are in the clinic, in the hospital or are not regularly accessing health care. Physicians and case managers encourage patients to regularly visit the clinics in order to enhance their day-to-day health and diagnose any illness or deterioration in condition as early as possible.

HCP’s information technology system, including HCP’s electronic health record and data warehouse, is designed to support the HCP delivery model with data-driven opportunities to improve the quality and cost effectiveness of the care received by its members. Using informatics technology, HCP has created disease registries that track large numbers of patients with defined medical conditions. HCP applies the data from these registries to manage the care for patients with similar medical conditions which we believe leads to a better medical outcome. We believe this approach to using data is effective because the information is communicated by the patient’s physician rather than the health plan or disease management companies.

HCP employs a wide variety of other information applications to service IPA and network providers using web connectivity. The HCP Connect! on-line portal provides web-based eligibility, referrals, electronic claims submission and explanation of benefits, and other communication vehicles for individual physician offices. The success of this suite of applications has enhanced HCP’s ability to manage its IPA networks, and has resulted in significant back-office efficiencies for HCP and its associated physician groups. HCP has further expanded its ability to share key utilization and clinical data with its internal and contracted physicians and specialists through the Physician Information Portal and the Clinical Viewer. Through these secure web portals, a physician is able to obtain web-based, point of care information regarding a patient, including diagnosis history, provide quality indicators, historical risk-adjustment coding information, pharmacy medication history, and other key information. In addition to its web-portals geared towards physicians, HCP has recently introduced a patient on-line portal to enable HCP’s patients to securely view their own clinical information, schedule physician appointments and interact electronically with their physicians. HCP believes these tools help lead to high quality clinical outcomes, create internal efficiencies, and enhance the satisfaction of its associated physicians and patients.

In addition, HCP uses its data to carefully track high utilizing patients through robust data warehousing and data mining technologies. HCP filters the data warehouse to identify and reach out to patients with high-utilization patterns who are inefficiently using resources, such as visiting an emergency room when either a same-day appointment or urgent care center would be more appropriate and satisfactory for the member. High utilizing patients are identified and tracked as part of HCP’s electronic health record by their physician and HCP’s care management staff. Specific care plans are attached to each of these patients and tracked carefully for full compliance. The objective is to proactively manage their care at times when these patients are either not compliant with the care plan or when changing circumstances require care managers to develop new and more suitable care plans. By using these resources, HCP has achieved improvements in quality of care, satisfaction and cost.

We believe HCP is well positioned to effectively leverage marketplace demands for greater provider accountability, measurable quality results and cost efficient medical care. We believe that HCP’s business model is likely to continue to be an attractive alternative for health plans looking for high quality, cost effective delivery systems, physicians seeking an attractive practice environment and patients interested in a highly integrated approach to managing their medical care. Additionally, we believe that the scale of HCP’s business allows it to spread capitation risk over a large population of members, invest in comprehensive analytic and health care information tools as well as clinical and quality measurement infrastructure, and recognize administrative and operating efficiencies. For these reasons, we believe that HCP offers patients, physicians and health plans a proven platform for addressing many of the most pressing challenges facing the U.S. health care system, including rising medical costs.

We also believe HCP has the ability to demonstrably improve medical outcomes and patient satisfaction while effectively managing costs through the following unique competitive strategies and internal progress and systems:

•	HCP’s clinical leadership and associated group and network physicians devote significant efforts to ensure that HCP’s members receive the most appropriate care in the most appropriate manner.
•	HCP is committed to maximizing its patients’ satisfaction levels.
•

HCP has the scale which, combined with its strong reputation and high quality patient care, makes it an attractive partner for health plans, compared to smaller provider groups that may have a higher risk of default and may not have the same resources to devote and develop the same level of patient care.

•

HCP has nearly three decades of experience in managing complex disease cases for its population of patients. As a result, HCP has developed a rich dataset of patient care experiences and outcomes which permits HCP to proactively monitor and intervene in improving the care of its members.

•	HCP’s senior management team possesses substantial experience with the healthcare industry with average experience of nearly 20 years, as of December 31, 2014.

Locations of HCP clinics

As of December 31, 2014, HCP managed a total of 212 medical clinics, of which 65 clinics were located in California, 81 clinics were located in Florida, 49 clinics were located in Nevada and 17 clinics were located in New Mexico. As described above, HCP members in Arizona receive services at independent physician and medical group practice offices. In this way, HCP does not directly manage clinics in Arizona.

Competition

U.S. and International dialysis competition

The U.S. dialysis industry has consolidated significantly over time but still remains highly competitive, particularly in terms of acquiring existing outpatient dialysis centers. We continue to face a high degree of competition in the U.S. dialysis industry from large and medium-sized providers who compete directly with us for the acquisition of dialysis businesses, relationships with physicians to act as medical directors and for individual patients. In addition, as we continue our international dialysis expansion into various international markets, we face competition from large and medium-sized providers for acquisition targets as well as physician relationships. Because of the ease of entry into the dialysis business and the ability of physicians to own dialysis centers and/or also be medical directors for their own centers, competition for growth in existing and expanding markets is not limited to large competitors with substantial financial resources. Acquisitions, developing new outpatient dialysis centers, patient retention and physician relationships are a critical component of our growth strategy and our business could be adversely affected if we are not able to continue to make dialysis acquisitions on reasonable and acceptable terms, continue to develop new outpatient dialysis centers, maintain or establish new relationships with physicians or if we experience significant patient attrition to our competitors. Competition for qualified physicians to act as medical directors and for inpatient dialysis services agreements with hospitals is also intense. Occasionally, we have also experienced competition from former medical directors or referring physicians who have opened their own outpatient dialysis centers. We also experience competitive pressures from other dialysis providers in connection with negotiating contracts with commercial healthcare payors.

The two largest dialysis companies, Fresenius Medical Care (FMC) and our company, account for approximately 71% of outpatient dialysis patients in the U.S. with our company serving approximately 35% of the total outpatient dialysis patients. Approximately 46% of the centers not owned by us or FMC are owned or controlled by hospitals or non-profit organizations. Hospital-based and non-profit dialysis units typically are more difficult to acquire than physician-owned dialysis centers.

FMC also manufactures a full line of dialysis supplies and equipment in addition to owning and operating outpatient dialysis centers worldwide. This may give FMC cost advantages over us because of their ability to manufacture their own products. Additionally, FMC has been one of our largest suppliers of dialysis products and equipment over the last several years. In January 2010, we entered into an agreement with FMC to purchase a certain amount of dialysis equipment, parts and supplies from FMC through 2013. This agreement was subsequently amended to extend our commitment through 2015. In addition, in August 2006 in connection with the DVA Renal Healthcare acquisition, we entered into a product supply agreement with Gambro Renal Products, Inc. (Gambro) that requires us to purchase a certain amount of our hemodialysis non-equipment product supplies, such as dialyzers, at fixed prices through 2015. Our purchases of products in these categories generally offered by both FMC and Gambro represent approximately 4% of our total U.S. dialysis operating expenses. In 2014, we purchased hemodialysis products and supplies from both FMC and Gambro that each represented approximately 2% of our total U.S. dialysis operating expenses.

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

•	Assessing and identifying risks for existing and new businesses;
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

We have a code of conduct that each of our teammates and affiliated professionals must follow and we have a confidential toll-free hotline for teammates and patients to report potential instances of noncompliance. Our Chief Compliance Officer administers the compliance program. The Chief Compliance Officer reports directly to our Chief Executive Officer, our Chief Executive Officer of Kidney Care and Chair of the Compliance Committee of our Board of Directors (Board Compliance Committee). On October 22, 2014, DaVita signed a Corporate Integrity Agreement (CIA) with the United States Department of Health and Human Services, Office of Inspector General. The CIA

•	requires that we maintain certain elements of our compliance programs;
•

imposes certain expanded compliance-related requirements during the term of the CIA, including increased training for teammates, physician partners and board members, implementing a series of procedures prior to entering into arrangements with referrals sources, annual certifications from senior executives that evidence compliance with federal healthcare laws and regulations, internal compliance policies, the CIA, an executive recoupment program and quarterly and annual reports to the OIG;

•

requires the formal allocation of certain oversight responsibility to the Board’s Compliance Committee and a resolution from that committee that it has made reasonable inquiry into the operations of the compliance program and the retention of an independent compliance advisor in year three of the CIA;

•	contains certain business restrictions related to a subset of our joint venture arrangements, including our agreeing to:
1.

unwind 11 joint venture transactions that were created through partial divestitures to or partial acquisitions from nephrologists and that cover 26 of our 2,119 clinics that existed at the time we entered into the Settlement Agreement,

2.	not enter into certain types of partial divestiture joint venture transactions with nephrologists during the term of the CIA, and
3.	certain other restrictions; and
•	requires that we engage an Independent Monitor who will provide additional oversight and reporting to the OIG for the term of the CIA.

The costs associated with compliance with the CIA could be substantial and may be greater than we currently anticipate. In addition, in the event of a breach of the CIA, we may become liable for payment of certain stipulated penalties, and/or be excluded from participation on federal health care programs. The costs associated with compliance with the CIA or any liability, or consequences associated with breach thereof, could have an adverse effect on our revenues, earnings and cash flows.

Insurance

We maintain insurance for property and general liability, professional liability, directors’ and officers’ liability, workers compensation and other coverage in amounts and on terms deemed adequate by management, based on our actual claims experience and expectations for future claims. Future claims could, however, exceed our applicable insurance coverage. Physicians practicing at our dialysis centers are required to maintain their own malpractice insurance, and our medical directors are required to maintain coverage for their individual private medical practices. Our liability policies cover our medical directors for the performance of their duties as medical directors at our outpatient dialysis centers. HCP also maintains general and professional liability insurance through various independent and related parties. HCP has purchased its primary general and professional liability insurance from California Medical Group Insurance in which HCP owns a 67% equity interest.

Teammates

As of December 31, 2014, we employed approximately 57,900 teammates, including our international teammates:

•	Licensed professional staff (physicians, nurses and other healthcare professionals)	24,000
•	Other patient care and center support staff and laboratory personnel	23,600
•	Corporate, billing and regional administrative staff	10,300

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

Approximately 33% of our dialysis and related lab services revenues for the year ended December 31, 2014, were generated from patients who have commercial payors as their primary payor. The majority of these patients have insurance policies that pay us on terms and at rates that are generally significantly higher than Medicare rates. The payments we receive from commercial payors generate nearly all of our profit and all of our nonacute dialysis profits come from commercial payors. We continue to experience downward pressure on some of our commercial payment rates as a result of general conditions in the market, recent and future consolidations among commercial payors, increased focus on dialysis services and other factors. There is no guarantee that commercial payment rates will not be materially lower in the future.

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

Changes in the structure of and payment rates under the Medicare ESRD program could substantially reduce our revenues, earnings and cash flows.

Approximately 47% of our dialysis and related lab services revenues for the year ended December 31, 2014 was generated from patients who have Medicare as their primary payor. For patients with Medicare coverage, all ESRD payments for dialysis treatments are made under a single bundled payment rate which provides a fixed payment rate to encompass all goods and services provided during the dialysis treatment, including pharmaceuticals that were historically separately reimbursed to the dialysis providers, such as Epogen (EPO), vitamin D analogs and iron supplements, irrespective of the level of pharmaceuticals administered or additional services performed. Most lab services that used to be paid directly to laboratories are also included in the bundled payment. The bundled payment rate is also adjusted for certain patient characteristics, a geographic usage index and certain other factors.

The current bundled payment system presents certain operating, clinical and financial risks, which include:

•

Risk that our rates are reduced by CMS. Uncertainty about future payment rates remains a material risk to our business. CMS issued the 2014 final rule for the ESRD prospective payment system (PPS), which phases in the payment reductions mandated by the American Taxpayer Relief Act of 2012 (ATRA) as modified by the “Protecting Access to Medicare Act” which will reduce our market basket inflation adjustment by - 1.25% in 2016 and 2017, and 1% in 2018. CMS also recently issued the 2015 final rule for the ESRD PPS, which will increase payments to dialysis facilities modestly by 0.3% to 0.5%, although rural facilities will receive a decrease of 0.5%.

•

Risk that increases in our operating costs will outpace the Medicare rate increases we receive. We expect to continue experiencing increases in operating costs that are subject to inflation, such as labor and supply costs, regardless of whether there is a compensating inflation-based increase in Medicare payment rates or in payments under the bundled payment rate system.

•

Risk of federal budget sequestration cuts. As a result of the Budget Control Act of 2011 (BCA) and subsequent activity in Congress, a $1.2 trillion sequester (across-the-board spending cuts) in discretionary programs took effect on March 1, 2013. In particular, a 2% reduction to Medicare payments took effect on April 1, 2013, which was subsequently extended through 2014 and 2015. The across-the-board spending cuts pursuant to the sequester have affected and will continue to adversely affect our revenues, earnings and cash flows.

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

The health care reform legislation introduced health care insurance exchanges which provide a marketplace for eligible individuals and small employers to purchase health care insurance. Although we cannot predict the short or long term effects of these measures, we believe the health care insurance exchanges could result in a reduction in ESRD patients covered by traditional commercial insurance policies and an increase in the number of patients covered through the exchanges under more restrictive commercial plans with lower reimbursement rates. To the extent that the implementation of such exchanges results in a reduction in patients covered by commercial insurance or a reduction in reimbursement rates for our services from commercial and/or government payors, our revenues, earnings and cash flows could be adversely affected.

In addition, the health care reform legislation introduced severe penalties for the knowing and improper retention of overpayments collected from government payors and reduced the timeline to file Medicare claims. As a result, we made significant initial investments in new resources to accelerate the time it takes us to identify and process overpayments and we deployed significant resources to reduce our timeline and improve our claims processing methods to ensure that our Medicare claims are filed in a timely fashion. We may be required to make additional investments in the future. Failure to timely identify and return overpayments may result in significant penalties, which may have a negative impact on our revenues, earnings and cash flows. Failure to file a claim within the one year window could result in payment denials, adversely affecting our revenues, earnings and cash flows.

The health care reform legislation also added several new tax provisions that, among other things, impose various fees and excise taxes, and limit compensation deductions for health insurance providers and their affiliates. These rules could negatively impact our cash flow and tax liabilities.

The CMS Center for Medicare & Medicaid Innovation (Innovation Center) is currently working with various healthcare providers to develop, refine and implement ACOs and other innovative models of care for Medicare and Medicaid beneficiaries. We are currently uncertain of the extent to which the long-term operation and evolution of these care models, including ACOs, Bundled Payments for Care Improvement Initiative, Comprehensive ESRD Care Model (which includes the development of ESCOs), the Comprehensive Primary Care Initiative, the Duals Demonstration, and other models, will impact the health care market over time. Our U.S. dialysis business may choose to participate in one or several of these models either as a partner with other providers or independently. We are currently seeking to participate in the Comprehensive ESRD Care Model with the Innovation Center. Even if we do not participate in this or other programs, some of our patients may be assigned to a program, in which case the quality and cost of care that we furnish will be included in an ACO’s or other programs’ calculations. As new models of care emerge and evolve, we may be at risk of losing our Medicare patient base, which would have a materially adverse effect on our revenues, earnings and cash flow. Other initiatives in the government or private sector may arise, including the development of models similar to ACOs, IPAs and integrated delivery systems or evolutions of those concepts which could adversely impact our business.

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

Approximately 20% of our dialysis and related lab services revenues for the year ended December 31, 2014 was generated from patients who have state Medicaid or other non-Medicare government-based programs, such as coverage through the Department of Veterans Affairs (VA), as their primary coverage. As state governments and other governmental organizations face increasing budgetary pressure, we may in turn face reductions in payment rates, delays in the receipt of payments, limitations on enrollee eligibility or other changes to the applicable programs. For example, certain state Medicaid programs and the VA have recently considered, proposed or implemented payment rate reductions.

The VA adopted Medicare’s bundled PPS pricing methodology for any veterans receiving treatment from non-VA providers under a national contracting initiative. Since we are a non-VA provider, these reimbursements are tied to a percentage of Medicare reimbursement, and we have exposure to any dialysis reimbursement changes made by CMS. Approximately 2% of our dialysis and related lab services revenues for the year ended December 31, 2014 was generated by the VA.

In 2013, we entered into a five-year Nationwide Dialysis Services contract with the VA which is subject to one-year renewal periods, consistent with all provider agreements with the VA under this contract. During the length of the contract, the VA has elected not to make adjustments to reimbursement percentages that are tied to a percentage of Medicare reimbursement rates. These agreements provide the VA with the right to terminate the agreements without cause on short notice. Should the VA not renew or cancel these agreements for any reason, we may cease accepting patients under this program and may be forced to close centers, which could adversely affect our revenues, earnings and cash flows.

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

Medicare bundles EPO into the prospective payment system such that dosing variations do not change the amount paid to a dialysis facility. Although some Medicaid programs and other payors suggest movement towards a bundled payment system inclusive of EPO, some non-Medicare payors continue to pay for EPO separately from the treatment rate. The administration of EPO and other pharmaceuticals that are separately billable accounted for approximately 3% of our dialysis and related lab services revenues for the year ended December 31, 2014, with EPO alone accounting for approximately 2% of our dialysis and related lab services revenues during that period. Changes in physician clinical practices that result in further decreased utilization of prescribed pharmaceuticals or changes in payment rates for those pharmaceuticals could reduce our revenues, earnings and cash flows.

Evaluations on the utilization and reimbursement for erythropoiesis stimulating agents (ESAs), which have occurred in the past and may occur in the future, and related actions by the U.S. Congress and federal agencies, could result in further restrictions on the utilization and reimbursement for ESAs. Additionally, commercial payors have increasingly examined their administration policies for EPO and, in some cases, have modified those policies. Changes in labeling of EPO and other pharmaceuticals in a manner that alters physician practice patterns or accepted clinical practices, changes in private and governmental payment criteria, including the introduction of EPO administration policies or the conversion to alternate types of administration of EPO or other pharmaceuticals that result in further decreases in utilization of EPO for patients covered by commercial payors could have a material adverse effect on our revenues, earnings and cash flows. Further increased utilization of EPO for patients for whom the cost of EPO is included in a bundled reimbursement rate, or further decreases in reimbursement for EPO and other pharmaceuticals that are not included in a bundled reimbursement rate, could also have a material adverse effect on our revenues, earnings and cash flows.

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

Future increases in the cost of EPO without corresponding increases in payment rates for EPO from commercial payors and without corresponding increases in the Medicare bundled rate could have a material adverse effect on our earnings and cash flows and ultimately reduce our income. In November 2011, we entered into a seven year Sourcing and Supply Agreement with Amgen USA Inc., pursuant to which we committed to purchase EPO in amounts necessary to meet no less than 90% of our requirements for ESAs. As long as we meet certain conditions, the agreement limits Amgen’s ability to unilaterally increase the price for EPO during the term of the agreement. Our agreement with Amgen provides for discounted pricing and rebates for EPO. However, some of the rebates are subject to various conditions including, but not limited to, future pricing levels of EPO by Amgen and data submission by us. In addition, the rebates are subject to certain limitations. We cannot predict whether, over the seven year term of the agreement, we will continue to receive the rebates for EPO that we have received in the past, or whether we will continue to achieve the same levels of rebates within that structure as we have historically achieved. Factors that could impact our ability to qualify for rebates provided for in our agreement with Amgen in the future include, but are not limited to, our ability to track certain data elements. We cannot predict whether we will be able to meet the applicable qualification requirements for receiving rebates. Failure to meet certain targets and earn the specified rebates could have a material adverse effect on our earnings and cash flows.

We are the subject of a number of investigations by the federal government and two private civil suits, any of which could result in substantial penalties or awards against us, the imposition of certain obligations on our practices and procedures, exclusion from future participation in the Medicare and Medicaid programs and possible criminal penalties.

We are the subject of a number of investigations by the federal government. We have received subpoenas or other requests for documents from the federal government in connection with the Vainer private civil suit, the Swoben private civil suit, the 2011 U.S. Attorney Medicaid investigation and the 2015 U.S. Attorney Transportation Investigation.

In each of the Vainer and Swoben private civil suits, a relator filed a complaint against us in federal court under the qui tam provisions of the False Claims Act (FCA) (and in the Swoben matter, provisions of the California False Claims Act, as well) and pursued the claims independently after the government declined to intervene. With regard to the Vanier private civil suit, the parties are engaged in active litigation, and in August 2014, the court reopened fact discovery. With regard to the Swoben private civil suit, in July 2013, the court granted HCP’s motion and dismissed with prejudice all of the claims in the Third Amended Complaint, and in October 2013 the plaintiff filed an appeal of the dismissal, which is currently pending. (See Note 17 to the consolidated financial statements of this report for additional details regarding these matters).

If we fail to comply with our Corporate Integrity Agreement, we could be subject to substantial penalties and exclusion from participation in federal health care programs that may adversely impact our revenues, earnings and cash flows.

In October 2014, we entered into the Settlement Agreement with the United States and relator David Barbetta to resolve the pending 2010 and 2011 U.S. Attorney Physician Relationship Investigations. In connection with the resolution of these matters, and in exchange for the OIG’s agreement not to exclude us from participating in the federal health care programs, we have entered into the five-year Corporate Integrity Agreement (CIA) with the OIG. The CIA (i) requires that we maintain certain elements of our compliance programs, (ii) imposes certain expanded compliance-related requirements during the term of the CIA, (iii) requires ongoing monitoring, reporting, certification, records retention and training obligations, the formal allocation of certain oversight responsibility to the Board’s Compliance Committee, the creation of a Management Compliance Committee and the retention of an independent compliance advisor to the Board, and (iv) contains certain business restrictions related to a subset of our joint venture arrangements, including our agreeing to: (1) unwind 11 joint venture transactions that were created through partial divestitures to or partial acquisitions from nephrologists and that cover 26 of our 2,119 clinics that existed at the time we entered into the Settlement Agreement; (2) not enter into certain types of partial divestiture joint venture transactions with nephrologists during the term of the CIA; and (3) certain other restrictions. The costs associated with compliance with the CIA could be substantial and may be greater than we currently anticipate. In addition, in the event of a breach of the CIA, we could become liable for payment of certain stipulated penalties, or could be excluded from participation in federal health care programs. The costs associated with compliance with the CIA, or any liability or consequences associated with its breach, could have an adverse effect on our revenues, earnings and cash flows.

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

As of December 31, 2014, we owned a controlling interest in numerous dialysis-related joint ventures, which represented approximately 22% of our U.S. dialysis and related lab services revenues for the year ended December 31, 2014. In addition, we also owned minority equity investments in several other dialysis related joint ventures. We may continue to increase the number of our joint ventures. Many of our joint ventures with physicians or physician groups also have certain physician owners providing medical director services to centers we own and operate. Because our relationships with physicians are governed by the federal and state anti-kickback statutes, we have sought to structure our joint venture arrangements to satisfy as many federal safe harbor requirements as we believe are commercially reasonable. However, if our joint venture arrangements do not satisfy all of the elements of any safe harbor under the federal anti-kickback statute, they are not automatically prohibited under the federal anti-kickback statute but are susceptible to government scrutiny. In October 2014, we entered into the Settlement Agreement with the United States and relator David Barbetta to resolve the then pending 2010 and 2011 U.S. Attorney Physician Relationship Investigations. For further details, please see “If we fail to comply with our CIA, we could be subject to substantial penalties and exclusion from participation in federal health care programs that may adversely impact our revenues, earnings and cash flows”.

There are significant estimating risks associated with the amount of dialysis revenues and related refund liabilities that we recognize and if we are unable to accurately estimate our revenues and related refund liabilities, it could impact the timing and the amount of our revenues recognition or have a significant impact on our operating results.

There are significant estimating risks associated with the amount of dialysis and related lab services revenues and related refund liabilities that we recognize in a reporting period. The billing and collection process is complex due to ongoing insurance coverage changes, geographic coverage differences, differing interpretations of contract coverage, and other payor issues. Determining applicable primary and secondary coverage for approximately 173,000 U.S. patients at any point in time, together with the changes in patient coverage that occur each month, requires complex, resource-intensive processes. Errors in determining the correct coordination of benefits may result in refunds to payors. Revenues associated with Medicare and Medicaid programs are also subject to estimating risk related to the amounts not paid by the primary government payor that will ultimately be collectible from other government programs paying secondary coverage, the patient’s commercial health plan secondary coverage or the patient. Collections, refunds and payor retractions typically continue to occur for up to three years and longer after services are provided. We generally expect our range of U.S. dialysis and related lab services revenues estimating risk to be within 1% of net revenues for the segment, which represents approximately 5% of dialysis and related lab services adjusted operating income. If our estimates of dialysis and related lab services revenues and related refund liabilities are materially inaccurate, it could impact the timing and the amount of our revenues recognition and have a significant impact on our operating results.

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

We are launching a new billing system that is critical to our billing operations. If the launch is unsuccessful or if there are defects in the new billing system, we may experience difficulties in our ability to successfully bill and collect for services rendered, including a delay in collections, a reduction in the amounts collected, increased risk of retractions from and refunds to commercial and government payors, an increase in our provision for uncollectible accounts receivable and noncompliance with reimbursement regulations. To mitigate this risk, we are launching the new system in phases; however, the failure to successfully implement the new billing and collection system could have a material adverse effect on our revenues, cash flows and operating results.

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

Over 90% of HCP’s revenue is derived from fixed Per Member Per Month (PMPM) fees paid by health plans under capitation agreements with HCP or its associated physician groups. While there are variations specific to each arrangement, HCP, through DaVita HealthCare Partners Plan, Inc., a subsidiary of HealthCare Partners Holdings, LLC and a restricted Knox-Keene licensed entity (DaVita HealthCare Partners Plan), and, in certain instances, HCP’s associated physician groups generally contract with health plans to receive a PMPM fee for professional services and assume the financial responsibility for professional services only. In some cases, the health plans separately enter into capitation contracts with third parties (typically hospitals) who receive directly a PMPM fee and assume contractual financial responsibility for hospital services. In other cases, the health plan does not pay any portion of the PMPM fee to the hospital, but rather administers claims for hospital expenses itself. In both scenarios, HCP enters into managed care-related administrative services agreements or similar arrangements with those third parties (typically hospitals) under which HCP agrees to be responsible for utilization review, quality assurance, and other managed care-related administrative functions and claim payments. As compensation for such administrative services, HCP is entitled to receive a percentage of the amount by which the institutional capitation revenue received from health plans exceeds institutional expenses; any such risk-share amount to which HCP is entitled is recorded as medical revenues and HCP is also responsible for a percentage of any short-fall in the event that institutional expenses exceed institutional revenues. To the extent that members require more care than is anticipated, aggregate fixed PMPM amounts, or capitation payments, may be insufficient to cover the costs associated with treatment. If medical expenses exceed estimates, except in very limited circumstances, HCP will not be able to increase the PMPM fee received under these risk agreements during their then-current terms and could, directly or indirectly through its contracts with its associated physician groups, suffer losses with respect to such agreements.

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

It is possible that a state regulatory agency or a court could determine that HCP’s agreements with physician equity holders of certain managed California and Nevada associated physician groups as described above, either independently or coupled with the management services agreements with such associated physician groups, are in violation of the corporate practice of medicine doctrine. As a result, these arrangements could be deemed invalid, potentially resulting in a loss of revenues and an adverse effect on results of operations derived from such associated physician groups. Such a determination could force a restructuring of HCP’s management arrangements with associated physician groups in California and/or Nevada, which might include revisions of the management services agreements, including a modification of the management fee and/or establishing an alternative structure, which would permit HCP to contract with a physician network without violating the corporate practice of medicine prohibition. There can be no assurance that such a restructuring would be feasible, or that it could be accomplished within a reasonable time frame without a material adverse effect on HCP’s operations and financial results. In December 2013, DaVita HealthCare Partners Plan obtained a restricted Knox-Keene license in California pursuant to the California Knox-Keene Health Care Service Plan Act of 1975 (the Knox-Keene Act), which permits DaVita HealthCare Partners Plan to contract with health plans in California to accept global risk without violating the corporate practice of medicine prohibition. However, HCP’s Nevada associated physician groups and HCP, as well as those physician equity holders of associated physician groups who are subject to succession agreements with HCP, could be subject to criminal or civil penalties or an injunction for practicing medicine without a license or aiding and abetting the unlicensed practice of medicine.

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

HCP’s financial statements are consolidated in accordance with applicable accounting standards and include the accounts of its majority-owned subsidiaries and certain non-owned HCP-associated and managed physician groups. Such consolidation for accounting and/or tax purposes does not, is not intended to, and should not be deemed to, imply or provide to HCP any control over the medical or clinical affairs of such physician groups. In the event of a change in accounting standards promulgated by FASB or in interpretation of its standards, or if there were an adverse determination by a regulatory agency or a court, or a change in state or federal law relating to the ability to maintain present agreements or arrangements with such physician groups, HCP may not be permitted to continue to consolidate the total revenues of such organizations. A change in accounting for consolidation with respect to HCP’s present agreement or arrangements would diminish HCP’s reported revenues but would not be expected to materially adversely affect its reported results of operations, while regulatory or legal rulings or changes in law interfering with HCP’s ability to maintain its present agreements or arrangements could materially diminish both revenues and results of operations.

If DaVita HealthCare Partners Plan, Inc. is not able to satisfy financial solvency or other regulatory requirements, DaVita HealthCare Partners Plan, Inc. could become subject to sanctions and its license to do business in California could be limited, suspended or terminated.

The Knox-Keene Act requires health care service plans operating in California to comply with financial solvency and other requirements overseen by the California Department of Managed Health Care (DMHC). Under the Knox-Keene Act, DaVita HealthCare Partners Plan, Inc. is required to, among other things:

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

The California DMHC has instituted financial solvency regulations to monitor the financial solvency of capitated physician groups. Under these regulations, HCP’s associated physician group is required to, among other things:

•

Maintain, at all times, a minimum cash-to-claims ratio (where cash-to-claims ratio means the organization’s cash, marketable securities, and certain qualified receivables, divided by the organization’s total unpaid claims liability). The regulation currently requires a cash-to-claims ratio of 0.75.

•

Submit periodic reports to the California DMHC containing various data and attestations regarding performance and financial solvency, including incurred but not reported calculations and documentation, and attestations as to whether or not the organization was in compliance with the Knox-Keene Act requirements related to claims payment timeliness had maintained positive tangible net equity (i.e., at least $1.00), and had maintained positive working capital (i.e., at least $1.00).

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

On February 20, 2015, CMS issued its Advance Notice detailing preliminary 2016 Medicare Advantage benchmark payment rates (the Advance Notice). CMS has invited public comment on these preliminary rates before releasing final rates on April 6, 2015.

Based upon our preliminary analysis, we estimate that if rates in the Advance Notice were implemented as proposed it would lead to a reduction in Medicare Advantage rates to HCP of approximately 4%, or a net impact of approximately $100 million to 2016 operating income. This compares to an industry average rate cut of approximately 0.95% as indicated by CMS in the Advance Notice.

This more significant decline in Medicare Advantage rates for us is driven by a larger-than-average decline associated with CMS’s adjustment to the risk model calculation. The proposed move to the 2014 model negatively affects us and other providers like us who have differentially invested in wellness and prevention programs for patients with chronic conditions, because the 2014 model tends to over-predict costs for very low-cost beneficiaries and under-predict costs for very high-cost beneficiaries.

The Advance Notice is a preliminary rule and benchmark rates may be different in the final rule expected to be announced on April 6, 2015. Furthermore, the impact to specific geographies will not be known until the final rate announcement; historically, county-level changes have varied from national rate changes – and may vary in the final rule.

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

•

Medicare Advantage plans with medical loss ratios below 85% are required to pay a rebate to the Secretary of HHS. The rebate amount is the total revenue under the contract year multiplied by the difference between 85% and the plan’s actual medical loss ratio. The Secretary of HHS will halt enrollment in any plan failing to meet this ratio for three consecutive years, and terminate any plan failing to meet the ratio for five consecutive years. If an HCP-contracting Medicare Advantage plan experiences a limitation on enrollment or is otherwise terminated from the Medicare Advantage program, HCP may suffer materially adverse consequences to its business or financial condition.

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

•

CMS increased coding intensity adjustments for Medicare Advantage plans in 2014, which reduced CMS payments to Medicare Advantage plans, which in turn will likely reduce the amounts payable to HCP and its associated physicians, physician groups, and IPAs under its capitation agreements.

The President’s proposed 2015 budget proposed nearly $400 billion in cuts to Medicare, Medicaid and other programs run by HHS over the next decade. Although the majority of the cuts are not targeted at Medicare Advantage plans, the broad cuts could signal further downward pressure on reimbursement to Medicare providers and Medicare Advantage plans, which would have a negative impact on HCP’s revenues, earnings and cash flows. The final 2015 budget did not contain significant changes to Medicare funding, but cuts in future budgets could impact HCP’s revenues.

There is uncertainty regarding both Medicare Advantage payment rates and beneficiary enrollment, which, if reduced as a result of the implementation of the Health Reform Acts, would reduce HCP’s overall revenues and net income. For example, although the Congressional Budget Office (CBO) predicted in 2012 that Medicare Advantage participation would drop precipitously by 2020, in 2013 the CBO reversed its prediction and instead predicted that enrollment in Medicare Advantage could increase by up to 50% in the next decade. Further fluctuation in Medicare Advantage payment rates were evidenced by CMS’s announcement in its final 2015 “Call Letter” that Medicare Advantage rates would rise an average of 0.4% in 2015, instead of falling 1.9% as it had proposed in February 2014. On February 20, 2015, CMS announced its proposed Medicare Advantage rates for 2016. See above for further details. Uncertainty over Medicare Advantage enrollment and payment rates present a continuing risk to HCP’s business.

HCP’s operations are dependent on competing health plans and, at times, a health plan’s and HCP’s economic interests may diverge.

For the year ended December 31, 2014, 64% of HCP’s consolidated capitated medical revenues were earned through contracts with three health plans.

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

Notwithstanding each health plan’s and HCP’s current shared interest in providing service to HCP’s members who are enrolled in the subject health plans, the health plans may have different and, at times, opposing economic interests from those of HCP. The health plans provide a wide range of health insurance services across a wide range of geographic regions, utilizing a vast network of providers. As a result, they and HCP may have different views regarding the proper pricing of services and/or the proper pricing of the various service providers in their provider networks, the cost of which HCP bears to the extent that the services of such service providers are utilized. These health plans may also have different views than HCP regarding the efforts and expenditures that they, HCP, and/or other service providers should make to achieve and/or maintain various quality ratings. In addition, several health plans have acquired or announced their intent to acquire provider organizations. If health plans with which HCP contracts acquire a significant number of provider organizations, they may not continue to contract with HCP or contract on less favorable terms or seek to prevent HCP from acquiring or entering into arrangements with certain providers. Similarly, as a result of changes in laws, regulations, consumer preferences, or other factors, the health plans may find it in their best interest to provide health insurance services pursuant to another payment or reimbursement structure. In the event HCP’s interests diverge from the interests of the health plans, HCP may have limited recourse or alternative options in light of its dependence on these health plans. There can be no assurances that HCP will continue to find it mutually beneficial to work with these health plans. As a result of various restrictive provisions that appear in some of the managed care agreements with health plans, HCP may at times have limitations on its ability to cancel an agreement with a particular health plan and immediately thereafter contract with a competing health plan with respect to the same service area.

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

HCP, on behalf of itself and its associated physicians, physician groups and IPAs, submits to health plans claims and encounter data that support the risk adjustment factor, or RAF, scores attributable to members. These RAF scores determine, in part, the revenue to which the health plans and, in turn, HCP is entitled for the provision of medical care to such members. The data submitted to CMS by each health plan is based, in part, on medical charts and diagnosis codes prepared and submitted by HCP. Each health plan generally relies on HCP to appropriately document and support such RAF data in HCP’s medical records. Each health plan also relies on HCP to appropriately code claims for medical services provided to members. HCP may periodically review medical records and may find inaccurate or unsupportable coding or otherwise inaccurate records. Erroneous claims and erroneous encounter records and submissions could result in inaccurate PMPM fee revenue and risk adjustment payments, which may be subject to correction or retroactive adjustment in later periods. This corrected or adjusted information may be reflected in financial statements for periods subsequent to the period in which the revenue was recorded. HCP might also need to refund a portion of the revenue that it received, which refund, depending on its magnitude, could damage its relationship with the applicable health plan and could have a material adverse effect on HCP’s results of operations, financial condition or cash flows.

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

CMS has indicated that payment adjustments will not be limited to RAF scores for the specific Medicare Advantage enrollees for which errors are found but may also be extrapolated to the entire Medicare Advantage plan subject to a particular CMS contract. CMS has described its audit process as plan-year specific and stated that it will not extrapolate audit results for plan years prior to 2011. Because CMS has not stated otherwise, there is a risk that payment adjustments made as a result of one plan year’s audit would be extrapolated to prior plan years after 2011.

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

In addition to the competitive threats intrinsic to the Medicare programs, competition among health plans and among healthcare providers may also have a negative impact on HCP’s profitability. For example, due to the large population of Medicare beneficiaries, HCP’s Existing Geographic Regions have become increasingly attractive to health plans that may compete with HCP. HCP may not be able to continue to compete profitably in the healthcare industry if additional competitors enter the same market. If HCP cannot compete profitably, the ability of HCP to compete with other service providers that contract with competing health plans may be substantially impaired.

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

The Health Reform Acts established Medicare Shared Savings Programs (MSSP) for ACOs, which took effect in January 2012. Under the MSSP, eligible organizations are accountable for the quality, cost and overall care of Medicare beneficiaries assigned to an ACO and may be eligible to share in any savings below a specified benchmark amount. The Secretary of HHS is also authorized, but not required, to use capitation payment models with ACOs. HCP has formed an MSSP ACO through its subsidiary and is evaluating whether to participate in more ACOs in the future. The continued development and expansion of ACOs will have an uncertain impact on HCP’s revenue and profitability.

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

A substantial portion of our revenues is dependent on federal healthcare program reimbursement, and any disruptions in federal government operations could have a material adverse effect on our revenues, earnings and cash flows. If the U.S. government defaults on its debt, there could be broad macroeconomic effects that could raise our cost of borrowing funds, and delay or prevent our future growth and expansion. Any future federal government shutdown, U.S. government default on its debt and/or failure of the U.S. government to enact annual appropriations could have a material adverse effect on our revenues, earnings and cash flows. Additionally, disruptions in federal government operations may negatively impact regulatory approvals and guidance that are important to our operations, and create uncertainty about the pace of upcoming health care regulatory developments.

Changes in CMS diagnosis and inpatient procedure coding require us to make modifications to processes and information systems, which could result in significant development costs and which if unsuccessful could adversely affect our revenues, earnings and cash flows.

CMS has mandated the use of new patient codes for reporting medical diagnosis and inpatient procedures, referred to as ICD-10, which requires all providers, payors, clearinghouses, and billing services to utilize ICD-10 when submitting claims for payment. ICD-10 will affect diagnosis and inpatient procedure coding for everyone covered by HIPAA, not just those who submit Medicare or Medicaid claims. Claims for services provided on or after the date that CMS sets must use ICD-10 for medical diagnosis and inpatient procedures or they will not be paid. We anticipate that if our services, processes or information systems or those of our payors do not comply with ICD-10 requirements at any future date, it could potentially delay or even reduce reimbursement payments to us. These delays or reductions could negatively impact our revenues, earnings and cash flows.

While Congress voted to delay the ICD-10 implementation deadline until no earlier than October 1, 2015, CMS has the authority to delay implementation even further, which leads to uncertainty about when ICD-10 will be mandated. Such uncertainty could lead to additional costs of running both ICD-9 and ICD-10 systems, which could negatively impact our revenues, earnings and cash flows.

Federal and state privacy and information security laws are complex, and if we fail to comply with applicable laws, regulations and standards, including with respect to third-party service providers that utilize sensitive personal information on our behalf, or if we fail to properly maintain the integrity of our data, protect our proprietary rights to our systems, or defend against cybersecurity attacks, we may be subject to government or private actions due to privacy and security breaches, and our business, reputation, results of operations, financial position and cash flows could be materially and adversely affected.

We must comply with numerous federal and state laws and regulations governing the collection, dissemination, access, use, security and privacy of protected health information (PHI), including HIPAA and its implementing privacy and security regulations, as amended by the federal HITECH Act and collectively referred to as HIPAA. If we fail to comply with applicable privacy and security laws, regulations and standards, including with respect to third-party service providers that utilize sensitive personal information, including PHI, on our behalf, properly maintain the integrity of our data, protect our proprietary rights to our systems, or defend against cybersecurity attacks, our business, reputation, results of operations, financial position and cash flows could be materially and adversely affected.

Information security risks have significantly increased in recent years in part because of the proliferation of new technologies, the use of the internet and telecommunications technologies to conduct our operations, and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties, including foreign state agents. Our operations rely on the secure processing, transmission and storage of confidential, proprietary and other information in our computer systems and networks.

We are continuously implementing multiple layers of security measures through technology, processes, and our people; utilize current security technologies; and our defenses are monitored and routinely tested internally and by external parties. Despite these efforts, our facilities and systems and those of our third-party service providers may be vulnerable to privacy and security incidents; security attacks and breaches; acts of vandalism or theft; computer viruses; coordinated attacks by activist entities; emerging cybersecurity risks; misplaced or lost data; programming and/or human errors; or other similar events. Emerging and advanced security threats, including coordinated attacks, require additional layers of security which may disrupt or impact efficiency of operations.

Any security breach involving the misappropriation, loss or other unauthorized disclosure or use of confidential information, including protected health information, financial data, competitively sensitive information, or other proprietary data, whether by us or a third party, could have a material adverse effect on our business, reputation, financial condition, cash flows, or results of operations. The occurrence of any of these events could result in interruptions, delays, the loss or corruption of data, cessations in the availability of systems or liability under privacy and security laws, all of which could have a material adverse effect on our financial position and results of operations and harm our business reputation. If we are unable to protect the physical and electronic security and privacy of our databases and transactions, we could be subject to potential liability and regulatory action, our reputation and relationships with our patients and vendors would be harmed, and our business, operations, and financial results may be materially adversely affected. Failure to adequately protect and maintain the integrity of our information systems (including our networks) and data, or to defend against cybersecurity attacks, could subject us to monetary fines, civil suits, civil penalties or criminal sanctions and requirements to disclose the breach publicly, and may further result in a material adverse effect on our results of operations, financial position, and cash flows.

We may engage in acquisitions, mergers or dispositions, which may affect our results of operations, debt-to-capital ratio, capital expenditures or other aspects of our business, and if businesses we acquire have liabilities we are not aware of, we could suffer severe consequences that would materially and adversely affect our business.

Our business strategy includes growth through acquisitions of dialysis centers and other businesses. We may engage in acquisitions, mergers, dispositions or new business models, which may affect our results of operations, debt-to-capital ratio, capital expenditures, or other aspects of our business. There can be no assurance that we will be able to identify suitable acquisition targets or merger partners or that, if identified, we will be able to acquire these targets on acceptable terms or agree to terms with merger partners. There can also be no assurance that we will be successful in completing any acquisitions, mergers or dispositions that we announce, executing new business models or integrating any acquired business into our overall operations. There is no guarantee that we will be able to operate acquired businesses successfully as stand-alone businesses, or that any such acquired business will operate profitably or will not otherwise adversely impact our results of operations. Further, we cannot be certain that key talented individuals at the business being acquired will continue to work for us after the acquisition or that they will be able to continue to successfully manage or have adequate resources to successfully operate any acquired business.

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

If we fail to successfully maintain an effective internal control over financial reporting, the integrity of our financial reporting could be compromised which could result in a material adverse effect on our reported financial results.

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

Most of our outstanding employee stock-based compensation awards include a provision accelerating the vesting of the awards in the event of a change of control. We also maintain a change of control protection program for our employees who do not have a significant number of stock awards, which has been in place since 2001, and which provides for cash bonuses to the employees in the event of a change of control. Based on the market price of our common stock and shares outstanding on December 31, 2014, these cash bonuses would total approximately $646 million if a change of control transaction occurred at that price and our Board of Directors did not modify this program. These change of control provisions may affect the price an acquirer would be willing to pay for our Company.

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

Our leases for our dialysis and related lab services and for HCP generally cover periods from five to 15 years and typically contain renewal options of five to ten years at the fair rental value at the time of renewal. Our leases are generally subject to periodic consumer price index increases, or contain fixed escalation clauses. Our outpatient dialysis centers range in size from approximately 500 to 33,000 square feet, with an average size of approximately 7,000 square feet. HCP’s clinics range in size from approximately 800 to 102,000 square feet, with an average size of approximately 9,000 square feet. Our international leases generally range from one to ten years.

The following is a summary of our business, administrative offices, laboratories and pharmacies:

Office	Location	Square Feet	Expiration
U.S. Dialysis and related lab service and other ancillary business:
Corporate Headquarters	Denver, CO	240,000	Owned
Corporate Headquarters and related Warehouse	Denver, CO	82,000	2018
Administrative Office	Vernon Hills, IL	33,000	2019
Administrative Office	Centennial, CO	29,000	2018
Administrative Office	Washington DC	5,000	2019
Administrative Office	Tempe, AZ	3,000	2016
Business Office	Tacoma, WA	119,000	2015 through 2021
Business Office	Federal Way, WA	187,000	2023
Business Office	Malvern, PA	120,371	2022
Business Office	Brentwood, TN	95,000	2021
Business Office	El Segundo, CA	71,000	2023
Business Office	Irvine, CA	65,000	2015
DaVita Rx	Coppell, TX	135,200	2019
DaVita Rx	Orlando, FL	50,979	2020
DaVita Rx	San Bruno, CA	7,200	2017
Laboratory Warehouse and Offices	DeLand, FL	53,351	2014 through 2016
Laboratory	Ft. Lauderdale, FL	43,000	2019
Laboratory	DeLand, FL	42,620	Owned
Laboratory Office	Miami, FL	1,000	2014
HCP's business:
Business Office	El Segundo, CA	11,000	2016
Business Office	Chicago, IL	9,000	2015
Business Office	Costa Mesa, CA	5,000	2016
Business Office	Boston, MA	4,000	2017
Business Office	Rochester, NY	4,000	2016
Administrative Office	Torrance, CA	207,000	2015 through 2021
Administrative Office	Albuquerque, NM	135,000	2016
Administrative Office	Los Angeles, CA	46,000	2015 through 2021
Administrative Office	St. Petersburg, FL	43,000	2020
Administrative Office	Las Vegas, NV	37,000	2015 through 2016
Administrative Office	Costa Mesa, CA	27,000	2017
Administrative Office	Arcadia, CA	24,000	2019
Administrative Office	Phoenix, AZ	14,000	2019
Administrative Office	Peoria, AZ	6,000	2016
Administrative Office	Coral Springs, FL	4,000	2018
Administrative Office	Fort Harrison, FL	2,000	2018
Administrative Office	Orlando, FL	2,000	2013
International business:
Administrative Office	Singapore, Singapore	57,100	2017
Administrative Office	Kuala Lumpur, Malaysia	18,700	2015 through 2016
Administrative Office	Bogota, Colombia	7,500	2023
Administrative Office	Bangalore, India	4,600	2016 through 2021
Administrative Office	Benxi, China	3,600	2015
Administrative Office	Amsterdam, Netherlands	3,300	2016
Administrative Office	Shanghai, China	2,900	2015 through 2016
Administrative Office	Taipei, Taiwan	2,200	2017
Administrative Office	Hamburg, Germany	2,000	2020
Administrative Office	Wroclaw, Poland	1,200	2017
Administrative Office	Carnaxide, Portugal	800	2016

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

Inquiries by the Federal Government and Certain Related Civil Proceedings

Vainer Private Civil Suit: In December 2008, we received a subpoena for documents from the Office of Inspector General (OIG) for HHS relating to the pharmaceutical products Zemplar, Hectorol, Venofer, Ferrlecit and erythropoietin (EPO), as well as other related matters. The subpoena covered the period from January 2003 to December 2008. We were advised by the U.S. Attorney’s Office for the Northern District of Georgia and the U.S. Department of Justice in Washington, DC that this was a civil inquiry. On June 17, 2009, we learned that the allegations underlying this inquiry were made as part of a civil complaint filed by individuals and brought pursuant to the qui tam provisions of the federal False Claims Act. On April 1, 2011, the U.S. District Court for the Northern District of Georgia ordered the case to be unsealed. At that time, the Department of Justice and U.S. Attorney’s Office filed a notice of declination stating that the federal government would not be intervening and not pursuing the relators’ allegation in litigation. On July 25, 2011, the relators, Daniel Barbir and Dr. Alon Vainer, filed their amended civil complaint in the U.S. District Court for the Northern District of Georgia, purportedly on behalf of the federal government. The amended complaint alleges that our drug administration practices for our dialysis operations for Vitamin D and iron agents from 2003 through 2010 fraudulently created unnecessary waste, which was billed to and paid for by the government. The amended complaint seeks monetary damages and civil penalties as well as costs and expenses. The parties completed discovery in early 2014; however, in August 2014, the Court granted relators’ motion for sanctions and reopened discovery on a limited basis. We are vigorously defending this matter and intend to continue to do so. We can make no assurances as to the time or resources that will be needed to devote to this litigation. We cannot predict the ultimate outcome of this case, but if the case is resolved in favor of the plaintiffs, its resolution could have a material adverse effect on our earnings and cash flows.

2010 U.S. Attorney Physician Relationship Investigation: As previously disclosed, the U.S. Attorney’s Office for the District of Colorado and the OIG investigated, among other things, our financial relationships with physicians and joint ventures, and whether those relationships and joint ventures comply with the federal anti-kickback statute and the False Claims Act. This investigation has been described in our prior Reports on Forms 10-K and 10-Q and referred to as the 2010 U.S. Attorney Physician Relationship Investigation. This investigation overlapped substantially with the investigation described below under the caption 2011 U.S. Attorney Physician Relationship Investigation. We disclosed in early 2014 that we had reached an agreement in principle with the government to resolve these matters.

As described more fully in our current report on Form 8-K filed on October 23, 2014, and as also disclosed in our prior report on Form 10-Q for the quarter ended September 30, 2014 that was filed with the SEC on November 6, 2014, we entered into a final settlement agreement on October 22, 2014 (the Settlement Agreement) with the United States of America, acting through the United States Department of Justice and on behalf of the OIG, the Defense Health Agency on behalf of TRICARE, through its General Counsel (collectively, the United States) and relator David Barbetta, to resolve the 2010 and 2011 U.S. Attorney Physician Relationship Investigations. In connection with the resolution of these matters, we agreed to pay and have now paid to the United States $350 million plus accrued interest from the date of our agreement in principle with the United States, plus a civil forfeiture of $39 million. In addition, we agreed to and have paid a settlement of certain state Medicaid claims in the amount of $11.5 million plus interest. Under the Settlement Agreement, among other things, the United States agrees to release us from any civil or administrative monetary liability arising from allegations that we caused the submission of claims to the federal health care programs that were ineligible for reimbursement due to certain violations of the anti-kickback statute in connection with certain of its dialysis center joint venture arrangements, and the United States and the relator agree to dismissal of the civil action filed by the relator under the qui tam provisions of the federal False Claims Act. We also have entered into a five-year corporate integrity agreement (the CIA) with the OIG. The CIA, among other things, (i) requires that we maintain certain elements of our compliance programs, (ii) imposes certain expanded compliance-related requirements during the term of the CIA, (iii) requires ongoing monitoring, reporting, certification, records retention and training obligations, the formal allocation of certain oversight responsibility to the Board’s Compliance Committee, the creation of a Management Compliance Committee and the retention of an independent compliance advisor to the Board, and (iv) contains certain business restrictions related to a subset of our joint venture arrangements, including our agreeing to: (1) unwind 11 joint venture transactions that were created through partial divestitures to or partial acquisitions from nephrologists and that cover 26 of our 2,119 clinics that existed at the time we entered into the Settlement Agreement; (2) not enter into certain types of partial divestiture joint venture transactions with nephrologists during the term of the CIA; and (3) certain other restrictions. In the event of a breach of the CIA, we could become liable for payment of certain stipulated penalties, or could be excluded from participation in federal health care programs. The costs associated with compliance with the CIA could be substantial and may be greater than we currently anticipate. In 2013, we accrued a loss contingency reserve of $397 million related to this matter. In the third quarter of 2014, we accrued an additional $17 million related to this matter which resulted in an increase in the reserve from $397 million to $414 million.

2011 U.S. Attorney Physician Relationship Investigation: In August 2011, we announced we had learned that the U.S. Attorney’s Office for the District of Colorado would be investigating certain activities of our dialysis business in connection with information being provided to a grand jury. This investigation related to our relationships with physicians, including our joint ventures, and whether those relationships and joint ventures comply with the federal anti-kickback statute, and overlapped substantially with the 2010 U.S. Attorney Physician Relationship Investigation described above. As also described above, both the 2010 and 2011 U.S. Attorney Physician Relationship Investigations have now been resolved. The United States has informed us that it has declined to proceed with any criminal charges in connection with this matter.

2011 U.S. Attorney Medicaid Investigation: In October 2011, we announced that we would be receiving a request for documents, which could include an administrative subpoena from the OIG. Subsequent to our announcement of this 2011 U.S. Attorney Medicaid Investigation, we received a request for documents in connection with the inquiry by the U.S. Attorney’s Office for the Eastern District of New York. The request relates to payments for infusion drugs covered by Medicaid composite payments for dialysis. It is our understanding that this inquiry is civil in nature. We understand that certain other providers that operate dialysis clinics in New York may be receiving or have received a similar request for documents. We have cooperated with the government and produced the requested documents. In April 2014, we reached an agreement in principle to resolve this matter. The specific terms of a settlement have not been finalized.

Swoben Private Civil Suit: In April 2013, our HealthCare Partners (HCP) subsidiary was served with a civil complaint filed by a former employee of SCAN Health Plan (SCAN), a health maintenance organization (HMO). On July 13, 2009, pursuant to the qui tam provisions of the federal False Claims Act and the California False Claims Act, James M. Swoben, as relator, filed a qui tam action in the United States District Court for the Central District of California purportedly on behalf of the United States of America and the State of California against SCAN, and certain other defendants whose identities were under seal. The allegations in the complaint relate to alleged overpayments received from government healthcare programs. In or about August 2012, SCAN entered into a settlement agreement with the United States of America and the State of California. The United States and the State of California partially intervened in the action for the purpose of settlement with and dismissal of the action against SCAN. In or about November 2011, the relator filed his Third Amended Complaint under seal alleging violations of the federal False Claims Act and the California False Claims Act, which named additional defendants, including HCP and certain health insurance companies (the defendant HMOs). The allegations in the complaint against HCP relate to patient diagnosis coding to determine reimbursement in the Medicare Advantage program, referred to as Hierarchical Condition Coding (HCC) and Risk Adjustment Factor (RAF) scores. The complaint sought monetary damages and civil penalties as well as costs and expenses. The United States Department of Justice reviewed these allegations and in January 2013 declined to intervene in the case. On June 26, 2013, HCP and the defendant HMOs filed their respective motions to dismiss the Third Amended Complaint pursuant to Federal Rules of Civil Procedure 12(b)(6) and 9(b), challenging the legal sufficiency of the claims asserted in the complaint. On July 30, 2013, the court granted HCP’s motion and dismissed with prejudice all of the claims in the Third Amended Complaint and judgment was entered in September 2013. The court specifically determined that further amendments to the complaint would be futile because, in part, the allegations were publicly disclosed in reports and other sources relating to audits conducted by the Centers of Medicare & Medicaid Services. In October 2013, the plaintiff appealed to the United States Court of Appeals for the Ninth Circuit and the court’s disposition of the appeal is pending.

2015 U.S. Attorney Transportation Investigation: In February 2015, we announced that we received six subpoenas from the OIG for medical records from six different dialysis centers in Southern California operated by us. Specifically, each subpoena seeks the medical records of a single patient of the respective dialysis center. We have been advised by an attorney with the Civil Division of the United States Attorney’s Office for the Central District of California that the subpoenas relate to an investigation concerning the medical necessity of patient transportation.  We do not provide transportation or bill for the transport of our dialysis patients.  We do not know the scope of the investigation by the government, nor what conduct or activities might be the subject of the investigation.

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

Shareholder Derivative Claims

In re DaVita HealthCare Partners Inc. Derivative Litigation: On January 7, 2014, the U.S. District Court for the District of Colorado consolidated the two previously disclosed shareholder derivative lawsuits: the Haverhill Retirement System action filed on May 17, 2013 and the Clark Shareholder action filed on August 7, 2012. The court appointed Haverhill lead plaintiff. The complaints filed against the directors of the Company and against the Company, as nominal defendant allege, among other things, that our directors breached fiduciary duties to the Company relating to the 2010 and 2011 U.S. Attorney Physician Relationship Investigations described above, the Vainer qui tam private civil suit described above and the Woodard qui tam private civil suit for which we previously announced a settlement in July 2012. We have entered into a settlement with the lead plaintiff, subject to court approval. The terms of the settlement, which were described in a court-ordered notice sent to shareholders in late January 2015, include enhancements to our corporate governance practices and provides that we will not oppose the derivative plaintiff’s application for an award of fees and expenses, the dollar amount of which is not material to us. On January 8, 2015, the Court entered an order preliminarily approving the settlement, directing that the notice to shareholders be provided as described above and setting a settlement fairness hearing on May 1, 2015.

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

A wage and hour claim, which has been styled as a class action, is pending against us in the Superior Court of California. We were served with the complaint in this lawsuit in April 2008, and it has been amended since that time. The complaint, as amended, alleges that we failed to provide meal periods, failed to pay compensation in lieu of providing rest or meal periods, failed to pay overtime, and failed to comply with certain other California Labor Code requirements. In September 2011, the court denied the plaintiffs’ motion for class certification. Plaintiffs appealed that decision. In January 2013, the Court of Appeals affirmed the trial court’s decision on some claims, but remanded the case to the trial court for clarification of its decision on one of the claims. We reached an agreement with the plaintiffs to settle the claim that was remanded to the trial court, and that settlement has been finalized. The amount of the settlement is not material to our consolidated financial statements. We intend to continue to vigorously defend against the remaining claims. Any potential settlement of the remaining claims is not anticipated to be material to our consolidated financial statements.

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

	High	Low
Year ended December 31, 2014:
1st quarter	$69.81	$62.74
2nd quarter	72.95	67.12
3rd quarter	74.94	70.44
4th quarter	78.07	72.03
Year ended December 31, 2013:
1st quarter	$61.68	$54.15
2nd quarter	65.60	58.66
3rd quarter	60.62	53.76
4th quarter	63.39	55.03

The closing price of our common stock on January 30, 2015 was $75.06 per share. According to Computershare, our registrar and transfer agent, as of January 30, 2015, there were 11,031 holders of record of our common stock. We have not declared or paid cash dividends to holders of our common stock since 1994. We have no current plans to pay cash dividends and we are restricted from paying dividends under the terms of our Senior Secured Credit Facilities and the indentures governing our senior notes. Also, see the heading “Liquidity and capital resources” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our consolidated financial statements.

Stock Repurchases

The following table summarizes our repurchases of our common stock during the fourth quarter of 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
Oct 1—Dec 31, 2014	—	—	—	$358.2

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

The following financial and operating data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements filed as part of this report. The following table presents selected consolidated financial and operating data for the periods indicated. Effective January 1, 2012 we were required to present our provision for uncollectible accounts related to patient service revenues as a reduction from our patient service revenues, which changed the classification of our provision for uncollectible accounts related to patient service revenues. These selected consolidated financial results have been recast for all prior periods presented to reflect the retrospective application of these new presentation and disclosure requirements for patient service revenues.

On November 1, 2012, we completed our acquisition of HCP whereby HCP became a wholly-owned subsidiary of the Company. The total consideration paid for all of the outstanding common units of HCP was approximately $4.71 billion, which consisted of $3.65 billion in cash, net of cash acquired, and 18,760,624 shares of our common stock valued at approximately $1.06 billion. During 2013, we paid an additional $5.3 million in cash for post-closing working capital adjustments. In addition, we paid approximately $137 million to the common unit holders of HCP as a result of HCP achieving certain financial performance targets in 2012. In 2013, we also reached an agreement with the representative of the former owners and option holders of HCP to settle certain post-closing adjustments, including the 2013 contingent earn-out obligation for approximately $68.8 million. The operating results of HCP are included in our consolidated results beginning November 1, 2012.

	Year ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except share data)
Income statement data:
Net revenues	$12,795,106	$11,764,050	$8,186,280	$6,731,806	$6,219,610
Operating expenses and charges(1)	10,979,965	10,213,916	6,889,196	5,577,093	5,225,802
Operating income	1,815,141	1,550,134	1,297,084	1,154,713	993,808
Debt expense	(410,294)	(429,943)	(288,554)	(241,090)	(181,607)
Debt refinancing and redemption charges	(97,548)	—	(10,963)	—	(74,382)
Other income, net	2,374	4,787	3,737	2,982	3,419
Income from continuing operations before income taxes	1,309,673	1,124,978	1,001,304	916,605	741,238
Income tax expense	446,343	381,013	359,845	325,292	258,874
Income from continuing operations	863,330	743,965	641,459	591,313	482,364
Income from operations of discontinued operations, net of tax(2)	—	(139)	(222)	(13,162)	1,855
Loss on disposal of discontinued operations, net of tax(2)	—	13,375	—	(4,756)	—
Net income	$863,330	$757,201	$641,237	573,395	$484,219
Less: Net income attributable to noncontrolling interests	(140,216)	(123,755)	(105,220)	(95,394)	(78,536)
Net income attributable to DaVita HealthCare Partners Inc.	$723,114	$633,446	$536,017	$478,001	$405,683
Basic income from continuing operations per share attributable to DaVita HealthCare Partners Inc.(2)(3)	$3.41	$2.95	$2.79	$2.62	$1.99
Diluted income from continuing operations per share attributable to DaVita HealthCare Partners Inc.(2)(3)	$3.33	$2.89	$2.74	$2.57	$1.96
Weighted average shares outstanding:(3)
Basic	212,302,000	209,939,000	192,036,000	189,316,000	203,009,000
Diluted	216,928,000	214,764,000	195,942,000	193,064,000	206,118,000
Ratio of earnings to fixed charges(4)	3.05:1	2.73:1	3.17:1	3.39:1	3.43:1

Balance sheet data:
Working capital	$1,788,145	$1,010,229	$870,625	$1,128,492	$1,698,509
Total assets	17,942,715	17,098,877	16,014,633	8,903,808	8,114,424
Long-term debt	8,383,280	8,141,231	8,326,534	4,417,624	4,233,850
Total DaVita HealthCare Partners Inc. shareholders equity(3)	5,170,513	4,432,479	3,763,137	2,141,075	1,978,422

(1)

Operating expenses and charges in 2014 include an additional accrual of $17,000 for the loss contingency reserve related to the settlement of the 2010 and 2011 U.S. Attorney Physician Relationship Investigations. Operating expenses and charges in 2013 include an accrual of a loss contingency reserve of $397,000, a contingent earn-out obligation gain adjustment of $56,977 that increased operating income and an adjustment to reduce a tax asset associated with the HCP acquisition escrow provisions of $7,721. In addition, 2012 included $85,837 for a legal settlement and related expenses, and $30,753 of transaction expenses associated with the acquisition of HCP.

(2)

Income from operations of discontinued operations, net of tax includes the operations of HomeChoice Partners Inc. (HomeChoice) which was divested on February 1, 2013 and include the operations of HomeChoice for all prior periods presented as well. The income from operations of discontinued operations in 2011 also includes $24,000 of a non-cash goodwill impairment charge related to this business. During 2011, we divested a total of 28 outpatient dialysis centers in conjunction with a consent order issued by the Federal Trade Commission on September 30, 2011 in order for us to complete the acquisition of DSI. We completed the sale of two additional centers that were previously pending state regulatory approval in conjunction with the acquisition of DSI on October 31, 2011. The operating results of the historical DaVita HealthCare Partners Inc. divested centers are reflected as discontinued operations in our consolidated financial statements for all prior periods before the centers were sold. In addition, the operating results for the historical DSI divested centers are reflected as discontinued operation in our consolidated financial statements from September 1, 2011 until the dates of sale.

(3)

In the third quarter of 2013, the Board of Directors approved a two-for-one stock split of our common stock in the form of a stock dividend payable on September 6, 2013 to stockholders of record on August 23, 2013. Our common stock began trading on a post-split basis on September 9, 2013. All share and per share data for all prior periods presented have been adjusted to reflect the effects of the stock split. Share repurchases consisted of 7,589,372 shares of common stock for $323,348 in 2011 and 17,837,520 shares of common stock for $618,496 in 2010. Shares issued in connection with stock awards were 2,179,766 in 2014, 1,928,137 in 2013, 2,375,571 in 2012, 2,520,518 in 2011 and 3,542,768 in 2010.

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

Forward-looking statements

This Annual Report on Form 10-K including this Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking statements within the meaning of the federal securities laws. All statements that do not concern historical facts are forward-looking statements and include, among other things, statements about our expectations, beliefs, intentions and/or strategies for the future. These forward-looking statements include statements regarding our future operations, financial condition and prospects, expectations for treatment growth rates, revenue per treatment, expense growth, levels of the provision for uncollectible accounts receivable, operating income, cash flow, operating cash flow, estimated tax rates, capital expenditures, the development of new dialysis centers and dialysis center acquisitions, government and commercial payment rates, revenue estimating risk and the impact of our level of indebtedness on our financial performance and including earnings per share. These statements involve substantial known and unknown risks and uncertainties that could cause our actual results to differ materially from those described in the forward-looking statements, including but not limited to, risks resulting from the concentration of profits generated by higher-paying commercial payor plans for which there is continued downward pressure on average realized payment rates, and a reduction in the number of patients under such plans, which may result in the loss of revenues or patients, a reduction in government payment rates under the Medicare End Stage Renal Disease program or other government-based programs, the impact of the Center for Medicare and Medicaid Services (CMS) 2015 Medicare Advantage benchmark structure, risks arising from potential federal and/or state legislation that could have an adverse effect on our operations and profitability, changes in pharmaceutical or anemia management practice patterns, payment policies, or pharmaceutical pricing, legal compliance risks, including our continued compliance with complex government regulations and current or potential investigations by various government entities and related government or private-party proceedings, and in compliance with the Corporate Integrity Agreement and the related restrictions on our business and operations required by the Corporate Integrity Agreement and other settlement terms, and the financial impact thereof, continued increased competition from large and medium-sized dialysis providers that compete directly with us, our ability to maintain contracts with physician medical directors, changing affiliation models for physicians, and the emergence of new models of care introduced by the government or private sector that may erode our patient base and reimbursement rates such as accountable care organizations (ACOs), independent practice associations (IPAs) and integrated delivery systems, or to businesses outside of dialysis and HCP’s business, our ability to complete acquisitions, mergers or dispositions that we might be considering or announce, or to integrate and successfully operate any business we may acquire or have acquired, including HCP, or to expand our operations and services to markets outside the U.S., variability of our cash flows, the risk that we might invest material amounts of capital and incur significant costs in connection with the growth and development of our international operations, yet we might not be able to operate them profitably anytime soon, if at all, risks arising from the use of accounting estimates, judgments and interpretations in our financial statements, loss of key HCP employees, potential disruption from the HCP transaction making it more difficult to maintain business and operational relationships with customers, partners, associated physicians and physician groups, hospitals and others, the risk that laws regulating the corporate practice of medicine could restrict the manner in which HCP conducts its business, the risk that the cost of providing services under HCP’s agreements may exceed our compensation, the risk that reductions in reimbursement rates, including Medicare Advantage rates, and future regulations may negatively impact HCP’s business, revenue and profitability, the risk that HCP may not be able to successfully establish a presence in new geographic regions or successfully address competitive threats that could reduce its profitability, the risk that a disruption in HCP’s healthcare provider networks could have an adverse effect on HCP’s business operations and profitability, the risk that reductions in the quality ratings of health maintenance organization plan customers of HCP could have an adverse effect on HCP’s business, or the risk that health plans that acquire health maintenance organizations may not be willing to contract with HCP or may be willing to contract only on less favorable terms, and the other risk factors set forth in Part II, Item 1A. of this Annual Report on Form 10-K. We base our forward-looking statements on information currently available to us, and we undertake no obligation to update or revise any forward-looking statements, whether as a result of changes in underlying factors, new information, future events or otherwise.

The following should be read in conjunction with our consolidated financial statements and “Item 1. Business”.

Company overview

The Company consists of two major divisions, Kidney Care and HealthCare Partners (HCP). Kidney Care is comprised of our U.S. dialysis and related lab services, our ancillary services and strategic initiatives, including our international operations, and our corporate support costs. Our U.S. dialysis and related lab services business is our largest line of business, which is a leading provider of kidney dialysis services in the U.S. for patients suffering from chronic kidney failure, also known as ESRD. Our HCP division is a patient- and physician-focused integrated health care delivery and management company with nearly three decades of providing coordinated, outcomes-based medical care in a cost-effective manner.

Our overall financial performance was once again strong for 2014, and was characterized by strong treatment volume growth, primarily from acquisitions and non-acquired growth rates, cost control initiatives and productivity improvements in our dialysis business, and solid growth in HCP’s senior capitated members. However, HCP experienced a significant reduction in Medicare Advantage reimbursement rates in 2014, which negatively impacted its operating income. In addition, our dialysis segment experienced a large increase in our pharmaceutical costs.

Some of our major accomplishments and financial operating performance indicators in 2014 and year over year were as follows:

•	improved clinical outcomes in our U.S. dialysis operations;
•	consolidated net revenue growth of approximately 8.8%. A 5.8% revenue growth related to our U.S. dialysis segment operations and an increase of 9.6% in our HCP segment operations;
•	an increase of approximately 5.7% in the overall number of U.S. dialysis related treatments;
•	normalized non-acquired U.S. dialysis treatment growth of 5.0%;
•	consolidated operating income growth of approximately 17.1%;
•	an increase of 72,800 in HCP’s senior capitated members;
•	added a net total of 105 U.S. dialysis centers and added a total of 18 international dialysis centers; and
•

strong operating cash flows of $1.459 billion, which have been reduced by approximately $269 million of after-tax payments made in connection with the settlement of the 2010 and 2011 U.S. Attorney Physician Relationship Investigations.

However, we face uncertainty and various challenges in 2015 as we undertake initiatives to mitigate increases in clinical costs that we expect to experience due to inflation and other factors without any corresponding increase in our dialysis Medicare reimbursement rates. In addition, Congress could still make significant changes to Medicare and Medicaid under the health care reform legislation that was enacted in the U.S. and there is uncertainty around the potential negative impact of healthcare insurance exchanges. Physician practices of  prescribing pharmaceuticals and pharmaceutical costs could also have a significant impact on our operating results. We also remain committed to our international expansion plans that will continue to require investment. In addition, if the percentage of our dialysis patients with commercial payors continues to deteriorate or if we experience a decrease in our overall commercial rates, our operating results could be adversely affected. HCP also faces uncertainty in Medicare Advantage reimbursement rates as the government continues to modify adjustments to the rates. See HCP’s “net revenues section” for further details.

Following is a summary of consolidated operating results for reference in the discussion that follows. The operating results of HCP are included in our operating results effective November 1, 2012.

	Year ended December 31,
	2014		2013		2012
	(dollar amounts rounded to nearest million)
Net revenues:
Patient service revenues	$8,869		$8,307		$7,352
Less: Provision for uncollectible accounts	(367)		(293)		(235)
Net patient service revenues	8,502		8,014		7,117
Capitated revenues	3,261		2,987		481
Other revenues	1,032		763		588
Total net consolidated revenues	$12,795	100%	$11,764	100%	$8,186	100%
Operating expenses and charges:
Patient care costs	$9,119	71%	$8,198	70%	$5,584	68%
General and administrative	1,262	10%	1,177	10%	889	11%
Depreciation and amortization	591	5%	529	4%	342	4%
Provision for uncollectible accounts	14	—	5	—	4	—
Equity investment income	(23)	—	(35)	—	(16)	—
Loss contingency reserve and other legal settlements	17	—	397	3%	86	1%
Contingent earn-out obligation adjustment	—	—	(57)	—	—	—
Total operating expenses and charges	10,980	86%	10,214	87%	6,889	84%
Operating income	$1,815	14%	$1,550	13%	$1,297	16%

The following table summarizes consolidated net revenues:

	Year ended December 31,
	2014	2013	2012
	(dollar amounts rounded to nearest million)
Net revenues:
Dialysis and related lab services patient service revenues	$8,551	$8,033	$7,317
Less: Provision for uncollectible accounts	(353)	(281)	(234)
Dialysis and related lab services net patient service revenues	8,198	7,752	7,083
Other revenues	13	12	12
Total net dialysis and related lab services revenues	8,211	7,764	7,095
HCP capitated revenues	3,191	2,920	419
HCP net patient service revenues (less provision for uncollectible accounts of $13, $12 and $2, respectively)	219	220	34
Other revenue	92	56	24
Total net HCP revenues	3,502	3,196	477
Other-ancillary services and strategic initiatives revenues	947	709	563
Other-capitated revenues	70	67	62
Other-ancillary services and strategic initiatives net patient service revenues (less provision for uncollectible accounts)	122	76	17
Total net other-ancillary services and strategic initiatives revenues	1,139	852	642
Total net segment revenues	12,852	11,812	8,214
Elimination of intersegment revenues	(57)	(48)	(28)
Consolidated net revenues	$12,795	$11,764	$8,186

The following table summarizes consolidated operating income and adjusted consolidated operating income:

	Year ended
	2014	2013	2012
	(dollar amounts rounded to nearest million)
Dialysis and related lab services	$1,638	$1,200	$1,372
HCP services	215	385	67
Other— — ancillary services and strategic initiatives loss	(25)	(39)	(65)
Total segment operating income	1,828	1,546	1,374
Reconciling corporate items:
Contingent earn-out obligations	—	57	—
Corporate support costs	(13)	(45)	(46)
Adjustment to reduce a tax asset associated with HCP acquisition escrow provisions	—	(8)	—
Transaction expenses	—	—	(31)
Consolidated operating income	1,815	1,550	1,297
Reconciliation of non-GAAP measure:
Add:
Loss contingency reserve and other legal settlements	17	397	86
Contingent earn-out obligation adjustment	—	(57)	—
Adjustment to reduce a tax asset associated with HCP acquisition escrow provisions	—	8	—
Transaction expenses	—	—	31
Adjusted consolidated operating income(1)	$1,832	$1,898	$1,414

(1)

For the years ended December 31, 2014 and 2013, we have excluded $17 million and $397 million, respectively, of accruals related to a loss contingency reserve for the settlement of the 2010 and 2011 U.S. Attorney Physician Relationship Investigations. In 2013, we have also excluded $57 million related to a decrease in HCP’s 2013 contingent earn-out obligation and an adjustment of $8 million to reduce a tax asset associated with the HCP acquisition escrow provisions. For the year ended December 31, 2012, we have excluded $86 million of expenses related to a legal settlement and we have also excluded $31 million of transaction expenses associated with the acquisition of HCP from operating expenses and operating income. These are non-GAAP measures and are not intended as substitutes for the GAAP equivalent measures. We have presented these adjusted amounts because management believes that these presentations enhance a user’s understanding of our normal consolidated operating income by excluding certain unusual items which we do not believe are indicative of our ordinary results of operations. As a result, adjusting of these amounts allows for comparison to our normal prior period results.

Consolidated net revenues

Consolidated net revenues for 2014 increased by approximately $1.031 billion or approximately 8.8% from 2013. This increase in consolidated net revenues was due to an increase in dialysis and related lab services net revenues of approximately $447 million, principally due to strong volume growth from additional treatments from non-acquired growth and dialysis center acquisitions and from an increase of $2 in the average dialysis revenue per treatment, primarily from the recognition of certain California Medicaid revenue that was previously reserved and an increase in some of our commercial payment rates, partially offset by changes in our commercial payor mix. Consolidated net revenues also increased by $306 million as a result of an increase in HCP’s senior capitated members and growth from acquisitions. In addition, revenue increased by approximately $287 million in our ancillary services and strategic initiatives driven primarily from growth in our pharmacy services, our international operations and our disease management services.

Consolidated net revenues for 2013 increased by approximately $3.578 billion or approximately 43.7% from 2012. This increase in consolidated net revenues was due to an increase in dialysis and related lab services net revenues of approximately $669 million, principally due to strong volume growth from additional treatments from non-acquired growth and dialysis center acquisitions and from an increase of $8 in the average dialysis revenue per treatment, primarily from an increase in our Medicare reimbursements, net of the impact of sequestration and an increase in some of our average commercial payment rates, partially offset by a decline in the intensities of physician-prescribed pharmaceuticals that are billed separately. Consolidated net revenues also increased by $2.719 billion as a result of the inclusion of a full year of operations for HCP, which benefited from an increase in its senior capitated members. In addition, revenue increased by approximately $210 million for our ancillary services and strategic initiatives driven primarily from growth in our pharmacy services and from our international operations.

Consolidated operating income

Consolidated operating income of $1.815 billion for 2014 increased by approximately $265 million, or 17.1% from 2013, which includes the estimated loss contingency reserve of $17 million and $397 million in 2014 and 2013, respectively. In addition, 2013 includes a contingent earn-out obligation adjustment of $57 million and an adjustment to reduce a tax asset associated with the HCP acquisition escrow provisions of $8 million. Excluding these items from their respective periods, adjusted consolidated operating income would have decreased by $66 million, or 3.5%, primarily as a result of a decrease in HCP’s operating income of approximately $170 million, principally driven by a decline in Medicare Advantage rates.  Adjusted consolidated operating income also decreased as a result of higher pharmaceutical unit costs, an increase in long-term incentive compensation, an increase in HCP’s medical claims expenses from higher utilization and an increase in our dialysis provision for uncollectible accounts of approximately $72 million. Consolidated operating income was positively impacted by an increase in the dialysis and related lab services net revenues as a result of strong volume growth from additional treatments due to non-acquired growth and acquisitions. In addition, our average dialysis revenue per treatment increased by approximately $2. Adjusted consolidated income also benefited from improved productivity, lower losses associated with our ancillary services and strategic initiatives and growth in HCP’s senior capitated members.

Consolidated operating income of $1.550 billion for 2013 increased by approximately $253 million, or 19.5% from 2012, which includes the estimated loss contingency reserve of $397 million, a contingent earn-out obligation adjustment of $57 million and an adjustment to reduce a tax asset associated with the HCP acquisition escrow provisions of $8 million in 2013, and 2012 also includes the $86 million legal settlement and related expenses and the $31 million of transaction expenses associated with the acquisition of HCP. Excluding these items from their respective periods, adjusted consolidated operating income would have increased by $484 million, or 34.2%, primarily as a result of a full year of operations of HCP which generated $385 million in operating income in 2013 as compared to $67 million in 2012, an increase in the dialysis and related lab services net revenues as a result of strong volume growth in revenue from additional treatments due to non-acquired growth and acquisitions, and from an increase in our average dialysis revenue per treatment of approximately $8, partially offset by an increase in our dialysis provision for uncollectible accounts of $47 million. Adjusted consolidated operating income also increased as a result of lower operating losses associated with our ancillary services and strategic initiatives including our international operations and an overall decline in pharmaceutical costs mainly from a decline in the intensities of physician-prescribed pharmaceuticals and lower pharmaceutical unit costs. However, consolidated operating income was negatively impacted by higher labor and benefit costs, an increase in our professional fees for compliance and legal initiatives and for information technology matters, an increase in our dialysis center level impairments, the write-off of certain obsolete software costs, an increase in long-term incentive compensation and a slight decline in productivity.

U.S. dialysis and related lab services business

Our U.S. dialysis and related lab service businesses is a leading provider of kidney dialysis services through a network of 2,179 outpatient dialysis centers in 46 states and the District of Columbia, serving a total of approximately 173,000 patients. We also provide acute inpatient dialysis services in approximately 1,000 hospitals. We estimate that we have approximately a 35% market share in the U.S. based upon the number of patients that we serve. In 2014, our overall network of U.S. outpatient dialysis centers net increased by 105 dialysis centers primarily as a result of the opening new dialysis centers and from acquisitions of dialysis centers. In addition, the overall number of patients that we serve in the U.S. increased by approximately 5.9% as compared to 2013. All references in this document to dialysis and related lab services refer only to our U.S. dialysis and related lab services business.

Our dialysis and related lab services stated mission is to be the provider, partner and employer of choice. We believe our attention to these three stakeholders—our patients, our business partners, and our teammates—represents the major driver of our long-term performance, although we are subject to the impact of several external factors such as government policy, physician practice patterns, commercial payor payment rates and the mix of commercial and government patients. Two principal non-financial metrics we track are quality clinical outcomes and teammate turnover. We have developed our own composite index for measuring improvements in our clinical outcomes, which we refer to as the DaVita Quality Index (DQI). Our clinical outcomes as measured by DQI have improved over each of the past several years which we believe directly decreases patient mortalities. Our patient mortality percentages have decreased from 19.0% in 2001 to 13.7% in 2013. Although it is difficult to reliably measure clinical performance across our industry, we believe our clinical outcomes compare favorably with other dialysis providers in the U.S. and generally exceed the dialysis outcome quality indicators of the National Kidney Foundation. In addition, over the past several years our clinical teammate turnover has remained relatively constant and we believe that a relatively stable teammate turnover in 2014 was a major contributor to our continued clinical performance improvements and can also be a major driver of our ability to maintain or improve clinical hours per treatment. We will continue to focus on these three stakeholders and our clinical outcomes as we believe these are fundamental long-term value drivers.

We believe our national scale, size and commitment to our patients, among other things, allows us to provide industry-leading quality care with superior clinical outcomes that attracts patients and referring physicians, as well as qualified medical directors, provides our dialysis patient base with a large number of out-patient dialysis centers to choose from with convenient locations and access to a full range of other integrated services which provides us the ability to effectively and efficiently manage a patients care and certain costs while still maintaining strong legal and compliance programs.

Approximately 64% of our 2014 consolidated net revenues were derived directly from our dialysis and related lab services business. Approximately 79% of our 2014 dialysis and related lab services revenues were derived from outpatient hemodialysis services in the 2,150 U.S. centers that we consolidate. Other dialysis services, which are operationally integrated with our dialysis operations, are peritoneal dialysis, home-based hemodialysis, hospital inpatient hemodialysis services and management and administrative services. These services collectively accounted for the balance of our 2014 dialysis and related lab services revenues.

The principal drivers of our dialysis and related lab services revenues are:

•

the number of treatments, which is primarily a function of the number of chronic patients requiring approximately three treatments per week, as well as, to a lesser extent, the number of treatments for peritoneal dialysis services and home-based dialysis and hospital inpatient dialysis services; and

•	average dialysis revenue per treatment including the mix of commercial and government patients.

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

Our average dialysis and related lab services revenue per treatment is driven by changes in our mix of commercial and government (principally Medicare and Medicaid) patients, commercial and government payment rates, our billing and collecting operations performance, and to a lesser extent the mix and intensity of physician-prescribed pharmaceuticals that are separately billable since payment for these pharmaceuticals are primarily included in Medicare’s single bundled payment rate system and can also be included as part of a single bundled payment rate for all dialysis services provided under some of our commercial contracts that cover certain patients.

On average, dialysis-related payment rates from contracted commercial payors are significantly higher than Medicare, Medicaid and other government program payment rates, and therefore the percentage of commercial patients to total patients represents a major driver of our total average dialysis revenue per treatment. The percentage of commercial patients covered under contracted plans as compared to commercial patients with out-of-network providers continued to increase and can also significantly affect our average dialysis revenue per treatment since commercial payment rates for patients with out-of-network providers are on average higher than in-network payment rates that are covered under contracted plans. In 2014, the growth of our government-based patients continued to slightly outpace the growth of our commercial patients, which has been a trend that we have experienced for the past several years. We believe the growth in our government-based patients is driven primarily by improved mortality and the current economic environment that has resulted in a decrease in the percent of individuals that are covered under commercial contracted plans. This trend has negatively impacted our average dialysis revenue per treatment over the last several years as a result of receiving a larger proportion of our revenue from government-based payors, such as Medicare, that reimburse us at lower payment rates as compared to commercial payment rates.

The following table summarizes our U.S. dialysis and related lab services revenues by source for the year ended December 31, 2014:

Revenue
percentages
Medicare and Medicare-assigned plans	58%
Medicaid and Medicaid-assigned plans	6%
Other government-based programs	3%
Total government-based programs	67%
Commercial (including hospital inpatient dialysis services)	33%
Total dialysis and related lab services revenues	100%

Government dialysis-related payment rates in the U.S. are principally determined by federal Medicare and state Medicaid policy. For patients with Medicare coverage, all ESRD payments for dialysis treatments are made under a single bundled payment rate which provides a fixed payment rate to encompass all goods and services provided during the dialysis treatment, including certain pharmaceuticals that were historically separately reimbursed to the dialysis providers, such as EPO, vitamin D analogs and iron supplements, irrespective of the level of pharmaceuticals administered to the patient or additional services performed. There are also other provisions that will impact the payments including an outlier pool and a low volume facility adjustment.

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

CMS issued the 2014 final rule for the ESRD PPS, which phases in the payment reductions mandated by ATRA, as modified by the “Protecting Access to Medicare Act” which will reduce our market basket inflation adjustment by – 1.25% in 2016 and 2017, and 1% in 2018. CMS also recently issued the 2015 final rule for the ESRD PPS, which would increase payments to dialysis facilities modestly by 0.3% to 0.5%, although rural facilities would receive a decrease of 0.5%.

As a result of the Budget Control Act of 2011 (BCA) and subsequent activity in Congress, a $1.2 trillion sequester (across-the-board spending cuts) in discretionary programs took effect on March 1, 2013. In particular, a 2% reduction to Medicare payments took effect on April 1, 2013, which was recently extended through 2014 and 2015. The across-the-board spending cuts pursuant to the sequester have affected and will continue to adversely affect our revenues, earnings and cash flows.

The CMS Center for Medicare & Medicaid Innovation (Innovation Center) is currently working with various healthcare providers to develop, refine and implement ACOs and other innovative models of care for Medicare and Medicaid beneficiaries. We are currently uncertain of the extent to which the long-term operation and evolution of these models of care, including ACOs, Bundled Payments for Care Improvement Initiative, Comprehensive ESRD Care Model (which includes the development of ESCOs), the Comprehensive Primary Care Initiative, the Duals Demonstration, or other models, will impact the health care market over time. Our U.S. dialysis business may choose to participate in one or several of these models either as a partner with other providers or independently. We are currently seeking to participate in the Comprehensive ESRD Care Model with the Innovation Center. Even if we do not participate in this or other programs, some of our patients may be assigned to a program, in which case the quality and cost of care that we furnish will be included in an ACO’s or other programs’ calculations. As new models of care emerge and evolve, we may be at risk for losing our Medicare patient base, which would have a materially adverse effect on our revenues, earnings and cash flow. Other initiatives in the government or private sector may arise, including the development of models similar to ACOs, IPAs and integrated delivery systems or evolutions of those concepts which could adversely impact our business.

We anticipate that we will continue to experience increases in our operating costs in 2015 that will outpace any Medicare rate increases that we may receive, which could significantly impact our operating results. We expect to continue experiencing increases in operating costs that are subject to inflation, such as labor and supply costs, regardless of whether there is a compensating inflation-based increase in Medicare payment rates or in payments under the bundled payment rate system.

Dialysis payment rates from commercial payors can vary and a major portion of our commercial rates are set at contracted amounts with payors and are subject to intense negotiation pressure. Our commercial payment rates also include payments for out-of-network patients that on average are higher than our in-network contract rates. In 2014, we were successful in increasing some of our commercial payment rates which contributed to an increase in our average dialysis revenue per treatment. In 2014, we continued to enter into some commercial contracts covering certain patients that will primarily pay us a single bundled payment rate for all dialysis services provided to these patients. We are continuously in the process of negotiating agreements with our commercial payors, and payors are aggressive in their negotiations. If our negotiations result in overall commercial rate reductions in excess of overall commercial rate increases, this would have a material adverse effect on our operating results. In addition, if there are job losses in the U.S. as a result of a downturn in the economy, or depending upon changes to the healthcare regulatory system, including the impact of health care insurance exchanges, we could experience a decrease in the number of patients covered under commercial plans.

Approximately 3% of our dialysis and related lab services revenues for the year ended December 31, 2014, were from physician-prescribed pharmaceuticals that are separately billable, with EPO accounting for approximately 2% of our dialysis and related lab services revenues. The impact of physician-prescribed pharmaceuticals on our overall revenues that are separately billable has significantly decreased from prior years primarily as a result of Medicare’s single bundled payment system, as well as some additional commercial contracts that pay us a single bundled payment rate.

Our operating performance with respect to dialysis services billing and collection can also be a significant factor in the average dialysis and related lab services revenue per treatment we recognize and are able to collect. Over the past several years we have invested heavily in upgrades to our systems and internal processes that we believe have helped improve our operating performance and reduced our regulatory compliance risks, and we expect to continue to improve these systems and processes. In 2014, we continued to upgrade our information technology systems and implemented process changes. We are currently upgrading our billing and other systems and modifying our processes to improve our ability to capture the necessary patient characteristics, co-morbidities and certain other factors under Medicare’s bundled payment system. We believe this will potentially enable us to capture additional reimbursement amounts from Medicare and enhance our overall billing and collection performance. However, as we continue to make upgrades to our systems and processes, or as payors change their systems and requirements, such as changes to Medicare’s billing codes, we could experience a negative impact to our cash collection performance which would affect our average dialysis and related lab services revenue per treatment.

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

Our annual average dialysis and related lab services revenue per treatment was approximately $342, $340 and $332 for 2014, 2013 and 2012, respectively. In 2014, the average dialysis and related lab services revenue per treatment increased by approximately $2 per treatment primarily from the recognition of certain California Medicaid revenue that was previously reserved, an increase in some of our commercial payment rates, partially offset by changes in our commercial payor mix. In 2013, the average dialysis and related lab services revenue per treatment increased by approximately $8 per treatment primarily due to an increase in our Medicare reimbursements, net of the impact of sequestration, and an increase in some of our commercial payment rates, partially offset by changes in the commercial payor mix, and a decline in the intensities of physician-prescribed pharmaceuticals that are billed separately.

Our average dialysis and related lab services revenue per treatment can be significantly impacted by several major factors, including our commercial payment rates; government payment policies regarding reimbursement amounts for dialysis treatments and pharmaceuticals under Medicare’s bundled payment rate system, including our ability to capture certain patient characteristics; changes in the mix of government and commercial patients, including the number of commercial patients that are either covered under commercial contracts or are out of network; and changes in the mix and intensities of physician-prescribed pharmaceuticals that are billed separately.

The principal drivers of our dialysis and related lab services patient care costs are clinical hours per treatment, labor rates, vendor pricing of pharmaceuticals, utilization levels of pharmaceuticals, business infrastructure costs, which include the operating costs of our dialysis centers, and certain professional fees. However, other cost categories can also represent significant cost variability, such as employee benefit costs, payroll taxes, insurance costs and medical supply costs. Our average clinical hours per treatment or productivity levels in 2014 improved slightly compared to 2013, which was primarily the result of improvements in our internal procedures and processes. We are always striving for improved productivity levels, however, changes in federal and state policies or regulatory billing requirements can lead to increased labor costs in order to implement these new requirements, which can adversely impact our ability to achieve optimal productivity levels. In addition, improvements in the U.S. economy have stimulated additional competition for skilled clinical personnel resulting in slightly higher teammate turnover in 2014, which we believe negatively affected productivity levels. In 2014 and 2013, we experienced an increase in our clinical labor rates of approximately 1.5% and 2.0%, respectively, as clinical labor rates have increased consistent with general industry trends, mainly due to the high demand for skilled clinical personnel, along with general inflation increases. In 2014, we experienced a significant increase in our pharmaceutical unit costs and additional costs from an increase in pharmaceutical utilization. We also continue to experience increases in our infrastructure and operating costs of our dialysis centers, primarily due to the number of new dialysis centers opened, and general increases in rent, utilities and repairs and maintenance. However, in 2014, we continued to implement certain cost control initiatives to manage our overall operating costs, including labor rates.

Our dialysis and related lab services general and administrative expenses represented 8.3% and 9.1% of our dialysis and related lab services net revenues in 2014 and 2013, respectively. The decrease was primarily due to a decrease in professional fees for compliance matters and information technology initiatives, a decrease in labor costs and related payroll taxes, lower travel expenses, and the write-off of certain obsolete software costs that occurred in 2013, partially offset by higher long-term incentive compensation. Increases in general and administrative expenses over the last several years primarily related to strengthening our dialysis business, improving our regulatory compliance and other operational processes, responding to certain legal and compliance matters, and professional fees associated with enhancing our information technology systems. We expect that these levels of expenditures on our dialysis and related lab services general and administrative expenses in 2015 will continue and could possibly increase as we seek out new business opportunities within the dialysis industry and continue to invest in improving our information technology infrastructure and the level of support required for our regulatory compliance and legal matters.

Results of Operations

The following table reflects the results of operations for the U.S. dialysis and related lab services business:

	Year ended December 31,
	2014		2013		2012
	(dollar amounts rounded to nearest million)
Dialysis and related lab services patient service revenues	$8,551		$8,033		$7,317
Less: Provision for uncollectible accounts	(353)		(281)		(234)
Dialysis and related lab services net patient service revenues	8,198		7,752		7,083
Other revenues	13		12		12
Total net dialysis and related lab services revenues	$8,211	100%	$7,764	100%	$7,095	100%
Operating expenses and charges:
Patient care costs	5,485	67%	5,117	66%	4,703	66%
General and administrative	682	8%	706	9%	635	9%
Depreciation and amortization	403	5%	356	4%	310	4%
Loss contingency reserve and other legal settlements	17	—	397	5%	86	1%
Equity investment income	(14)	—	(12)	—	(11)	—
Total operating expenses and charges	6,573	80%	6,564	84%	5,722	81%
Operating income	$1,638	20%	$1,200	16%	$1,372	19%
Dialysis treatments	24,981,553		23,637,584		22,053,597
Average dialysis treatments per treatment day	79,864		75,495		70,346
Average dialysis and related lab services revenue per treatment	$342		$340		$332

Net revenues

Dialysis and related lab services net revenues for 2014 increased by approximately $447 million or approximately 5.8% from 2013. The increase in net revenues was primarily due to strong volume growth from additional treatments of approximately 5.7% due to an increase in non-acquired treatment growth at existing and new dialysis centers and growth through acquisitions of dialysis centers and an increase in the average dialysis revenue per treatment of approximately $2. The increase in the average dialysis revenue per treatment in 2014, as compared to 2013, was primarily from the recognition of certain California Medicaid revenue that was previously reserved, an increase in some of our commercial payment rates, partially offset by changes in the commercial payor mix. Dialysis and related lab services net revenues were negatively impacted by an increase in the provision for uncollectible accounts of $72 million.

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

The following table summarizes our dialysis and related lab services revenues by modality for the year ended December 31, 2014:

Revenue
percentages
Outpatient hemodialysis centers	79%
Peritoneal dialysis and home-based hemodialysis	16%
Hospital inpatient hemodialysis	5%
Total dialysis and related lab services revenues	100%

Approximately 67% of our total dialysis and related lab services revenues for the year ended December 31, 2014 were from government-based programs, principally Medicare, Medicaid, and Medicare-assigned plans, representing approximately 90% of our total patients. Over the last several years, we have been experiencing growth in our government-based patients that has been outpacing the growth in our commercial patients which has negatively impacted our average dialysis and related lab services revenue per treatment since we receive higher reimbursement rates from our commercial payors. Our overall percentage of patients and revenues associated with commercial payors continued to decline in 2014 as compared to 2013. Less than 1% of our dialysis and related lab services revenues are due directly from patients. There is no single commercial payor associated with our dialysis and related lab services business that accounted for more than 10% of total dialysis and related lab services revenues for the year ended December 31, 2014.

In the U.S., on average, our payment rates are significantly higher for services provided to patients covered by contracted commercial insurance plans or for out-of-network patients than for patients covered by Medicare, Medicaid or other government plans such as Medicare-assigned plans. Patients covered by commercial health plans typically transition to Medicare coverage after a maximum of 33 months. As a patient transitions from commercial insurance plan coverage to Medicare or Medicaid coverage, the payment rates normally decline substantially. Medicare payment rates are insufficient to cover our costs associated with providing dialysis services, and therefore we lose money on each Medicare treatment that we provide.

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

Operating expenses and charges

Patient care costs. Dialysis and related lab services patient care costs are those costs directly associated with operating and supporting our dialysis centers and consist principally of labor, benefits, pharmaceuticals, medical supplies and other operating costs of the dialysis centers. The dialysis and related lab services patient care costs on a per treatment basis were $219 and $216 for 2014 and 2013, respectively. The $3 increase in the per treatment costs in 2014 as compared to 2013 was primarily attributable to higher overall pharmaceutical costs due to an increase in intensities of physician-prescribed pharmaceuticals and higher pharmaceutical unit costs, an increase in our other direct operating expenses associated with our dialysis centers, and a slight increase in labor costs, partially offset by improvements in productivity and a decrease in benefits costs.

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

General and administrative expenses. Dialysis and related lab services general and administrative expenses in 2014 decreased by approximately $24 million, or 3.4%, as compared to 2013. The decrease was primarily due to a decrease in our professional expenses for legal and compliance matters and for information technology initiatives, a decrease in labor costs and related payroll taxes, a decrease in travel expenses for management meetings, and the write-off of certain obsolete software costs that occurred in 2013, partially offset by higher long-term incentive compensation.

General and administrative expenses in 2013 increased by approximately $71 million, or 11.2%, as compared to 2012. The increase was primarily due to increases in labor and related payroll taxes, an increase in benefit costs, an increase in our professional expenses for legal and compliance matters and for information technology initiatives, higher occupancy costs, higher long-term incentive compensation, the write-off of certain obsolete software costs and an increase in our dialysis center level impairments, partially offset by lower contract labor costs and lower integration costs that were incurred in 2012 as a result of the acquisition of DSI that occurred in 2011.

Depreciation and amortization. Dialysis and related lab services depreciation and amortization expenses for 2014 increased by approximately $47 million as compared to 2013 and increased by $46 million in 2013 as compared to 2012. The increases were primarily due to growth through new dialysis center developments and acquisitions. The increase in 2013 was also due to additional depreciation associated with the opening of our new corporate headquarters in August 2012.

Provision for uncollectible accounts receivable. The provision for uncollectible accounts receivable for U.S. dialysis and related lab services was 4.1% for 2014, 3.5% for 2013, and 3.2% for 2012. The increase in the provision for uncollectible accounts receivable in 2014 and 2013 was primarily due to higher write-offs of Medicare secondary billings. We currently expect this level of the provision for uncollectible accounts to continue into 2015, although it may increase if we encounter collection issues as a result of a down turn in the U.S. economy.

Loss contingency reserve. We entered into a final settlement agreement on October 22, 2014 with various federal governmental agencies of the United States of America to resolve the 2010 and 2011 U.S. Attorney physician relationship matters. In connection with the resolution of these matters, we have agreed to pay and have now paid to the United States $350 million plus accrued interest from the date of our agreement in principle with the United States, plus a civil forfeiture of $39 million. In addition, we have agreed to and have paid certain state Medicaid claims in the amount of $11.5 million plus interest. We had previously announced an agreement in principle in these matters and had accrued a loss contingency reserve of $397 million in 2013 and an additional $17 million in the third quarter of 2014 resulting in a total charge of $414 million.

In connection with the resolution of these matters, we have entered into a five-year CIA with the OIG. The CIA requires that we maintain certain elements of our compliance programs and imposes certain expanded compliance-related requirements during the term of the CIA, including the appointment of a compliance monitor and contains certain business restrictions related to a subset of our joint venture arrangement, including our agreeing to (1) unwind 11 joint venture transactions that were created through partial divestitures to or partial acquisitions from nephrologists and that cover 26 of our 2,119 clinics that existed at the time we entered into the Settlement Agreement; (2) not enter into certain types of partial divestiture joint venture transactions with nephrologists during the term of the Corporate Integrity Agreement; and (3) certain other business restrictions. See Note 17 to the consolidated financial statements for additional details.

Equity investment income. Equity investment income was approximately $14 million, $12 million and $11 million in 2014, 2013 and 2012, respectively. The increases in equity investment income in 2014 and 2013 were primarily due to the profitability of certain of our dialysis nonconsolidated joint ventures.

Segment operating income

Dialysis and related lab services operating income for 2014 increased by approximately $438 million as compared to 2013, which includes a loss contingency reserve of $17 million and $397 million in 2014 and 2013, respectively. Excluding these items from their respective periods, dialysis and related lab services adjusted operating income would have increased by $58 million. The increase in the adjusted operating income for 2014 as compared to 2013 was primarily due to strong treatment growth as a result of additional dialysis treatments from non-acquired growth and acquisitions of dialysis centers, and an increase in the average dialysis revenue per treatment of approximately $2 as described above. In addition, dialysis and related lab services adjusted operating income also increased due to a decrease in professional expenses, the write-off of certain obsolete software costs that occurred in 2013 and improved productivity.  Dialysis and related lab services adjusted operating income was negatively impacted by higher overall pharmaceutical costs as described above an increase in our provision for uncollectible accounts of $72 million.

Dialysis and related lab services operating income for 2013 decreased by approximately $172 million as compared to 2012, including a loss contingency reserve of $397 million in 2013 and including a legal settlement and related expenses of $86 million in 2012, as discussed above. Excluding these items from their respective periods, dialysis and related lab services adjusted operating income would have increased by $139 million. The increase in the adjusted operating income for 2013 as compared to 2012 was primarily due to strong treatment growth as a result of additional dialysis treatments from non-acquired growth and acquisitions of dialysis centers, and an increase in the average dialysis revenue per treatment of approximately $8 as described above, partially offset by an increase in our provision for uncollectible accounts of $47 million. The dialysis and related lab services operating income also increased as a result of a decline in the intensities of physician-prescribed pharmaceuticals and lower pharmaceutical unit costs, and lower integration costs associated with previous acquisitions. However, the dialysis and related lab services operating income was negatively impacted by higher labor and related payroll taxes, an increase in benefit costs, a slight decline in productivity, the write-off of certain obsolete software costs, an increase in our dialysis center level impairments and an increase in our professional fees in conjunction with compliance and legal matters and for information technology initiatives.

HCP business

HCP is a patient- and physician-focused, integrated health care delivery and management company with nearly three decades of providing coordinated, outcomes-based medical care in a cost-effective manner. Through capitation contracts with some of the nation’s leading health plans, as of December 31, 2014, HCP had approximately 837,300 current members under its care in southern California, central and south Florida, southern Nevada, central New Mexico and central Arizona. Of these 837,300 members, approximately 310,500 individuals were patients enrolled in Medicare Advantage, and the remaining approximately 526,800 individuals were managed care members whose health coverage is provided through their employer or who have individually acquired health coverage directly from a health plan or as a result of their eligibility for Medicaid benefits. In addition to its managed care business, during the year ended December 31, 2014, HCP provided care in all markets to over 553,000 patients whose health coverage is structured on a fee-for-service (FFS) basis, including patients enrolled through traditional Medicare and Medicaid programs, preferred provider organizations and other third party payors.

HCP’s patients as well as the patients of HCP’s associated physicians, physician groups and IPAs benefit from an integrated approach to medical care that places the physician at the center of patient care. As of December 31, 2014, HCP delivered services to its members via a network of over 3,300 associated groups and other network primary care physicians, 228 network hospitals, and several thousand associated group and network specialists. Together with hundreds of case managers, registered nurses and other care coordinators, these medical professionals utilize a comprehensive data analysis engine, sophisticated risk management techniques and clinical protocols to provide high-quality, cost effective care to HCP’s members. The total amount of revenue from HCP for the year ended December 31, 2014, was approximately $3.5 billion, or approximately 27% of our consolidated net revenues.

Key Financial Measures and Indicators

Operating revenues

General. HCP’s consolidated revenues consist primarily of HCP capitated revenues, including revenues attributable to capitated contracts with health plans and, to a lesser extent, revenues from patient services rendered and other operating revenues, each as described in more detail below.

HCP revenues. HCP capitated revenues consist primarily of fees for medical services provided under capitated contracts with various health plans or under FFS arrangements with privately insured individuals. Capitation revenue derived from health plans typically results from either (i) premium payments by CMS to HCP’s health plan customers under Medicare Advantage with respect to seniors, disabled and other eligible persons (which are referred to herein as HCP’s senior membership), (ii) premium payments by state governments to HCP’s health plan customers under Medicaid managed care programs (which are referred to herein as HCP’s Medicaid membership), and (iii) premium payments from public and private employers and individuals to HCP’s health plan customers with respect to their employees (which are referred to herein as HCP’s commercial membership). Capitation payments under health plan contracts are made monthly based on the number of enrollees selecting an HCP associated group physician employed or associated with one of HCP’s medical group entities as their primary health care provider. The amount of monthly capitation HCP receives from health plans on behalf of a member generally does not vary during a given calendar year, regardless of the level of actual medical services utilized by the member. As described in more detail below, in central Florida, southern Nevada, New Mexico and Arizona, HCP principally utilizes a global capitation model in which it assumes the financial responsibility for both professional (physician) and institutional (or hospital) services for covered benefits. In 2013, in southern California, HCP utilized variants of a different model for capitation under which it is directly financially responsible for covered professional services, but indirectly financially responsible for covered institutional expenses. See below for further discussion regarding changes to HCP’s revenue recognition for hospital services in 2014. HCP’s associated medical groups also receive specified incentive payments from health plans based on specified performance and quality criteria. These amounts are accrued when earned, and the amounts can be reasonably estimated.

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

•

Risk-sharing model. As compensation under its various managed care-related administrative services agreements with hospitals, HCP is entitled to receive a percentage of the amount by which the institutional capitation revenue received from health plans exceeds institutional expenses, and any such risk-share amount to which HCP is entitled is recorded as medical revenues. In addition, pursuant to such managed care-related administrative services agreements, HCP agrees to be responsible should the third party incur institutional expenses in excess of institutional capitation revenue. As with global capitation, revenue with respect to professional capitation is reported in the month in which enrollees are entitled to receive health care. However, risk-share revenues (that is, the portion of the excess or deficit of institutional capitation revenue to which HCP is entitled less institutional expenses), in contrast, are based on the number of enrollees and estimates of institutional utilization and associated costs incurred by assigned health plan enrollees, and the amounts accrued when earned can be reasonably estimated. Differences between actual contract settlements and estimated receivables and payables are recorded in the year of final settlement. In December 2013, HCP obtained a restricted Knox-Keene license in California, which permits HCP to enter into global capitation agreements with health plans that allow

HCP to assume financial responsibility for both professional and institutional services. HCP is in the process of evaluating and identifying which risk-sharing arrangements will be converted to global capitation arrangements, subject to HCP’s and the applicable health plan’s satisfactory negotiation and approval. Completion of such evaluation and possible conversion is expected to occur over time.

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

Other operating revenues. In addition to the revenues discussed above, other operating revenues primarily represents (i) revenues received by The Camden Group, a medical consulting firm and HCP’s wholly owned subsidiary, (ii) management fees HCP receives with respect to its role as the manager of Magan Medical Group (Magan joint venture or Magan) an unconsolidated joint venture with Magan Medical Clinic, Inc., located in southern California, in which HCPAMG owns a 50% interest, (iii) revenues from the maintenance of existing physicians’ networks, and (iv) revenues recognized under “meaningful use” programs established by federal and state governments which provide financial incentives for providers to implement and utilize electronic health record technology to improve patient care.

Patient care costs

General. HCP’s largest patient care costs are the costs of medical services provided pursuant to its capitation contracts, which consist of medical expenses, hospital expenses and clinical support and other operating costs, as further described below. Under both the global capitation and the risk-share capitation models, costs of medical services are recognized in the month in which the related services are provided. In addition, medical expenses and hospital expenses include an estimate of such expenses that have been incurred but not yet reported. For further information on how HCP estimates such claims, see “Critical Accounting Policies, Estimates and Judgments–Medical Liability Claims Associated with HCP” below.

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

Hospital expenses. Hospital expenses consist of payments for institutional services to contracted and non-contracted hospitals for both inpatient and outpatient services, skilled nursing facilities, and to other institutional providers. Hospital expenses are only incurred in connection with the services HCP provides in Florida, Nevada and Arizona. In those regions, as described above, HCP enters into contracts with health plans pursuant to which it assumes the risk for institutional hospital services. In contrast in California, HCP’s medical groups were not permitted to contract with health plans to directly assume the risk for institutional services. Accordingly, the risk-share revenue that HCP records in California is net of reported claims and estimates of hospital utilization and associated costs incurred by assigned health plan enrollees, and no portion of institutional hospital costs incurred with respect to HCP’s California operations is included in hospital expenses as presented. However, as a result of HCP obtaining a restricted Knox-Keene license in December 2013 as discussed above, HCP may now assume the risk for institutional services in California.

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

Equity investment income. As discussed above, HCPAMG is a 50% owner of the Magan joint venture with Magan Medical Clinic, Inc. HCP also owns a 67% ownership interest in CMGI. In addition, HCP is also a 50% owner of a joint venture with Blue Cross, Tandigm Health. We account for these equity investment interests under the equity method of accounting, meaning that its assets and liabilities are not consolidated with ours, but we recognize our pro rata ownership share of the entities’ earnings as equity investment income.

Results of Operations

The following table reflects the results of operations for the HCP business:

	Year ended December 31, 2014		Year ended December 31, 2013		November 1, 2012 Through December 31, 2012
	(dollar amounts rounded to nearest millions)
Net revenues:
HCP capitated revenue	$3,191	91%	$2,920	91%	$419	88%
Patient service revenue	232		232		36
Less: Provision for uncollectible accounts	(13)		(12)		(2)
Net patient service revenue	219	6%	220	7%	34	7%
Other revenues	92	3%	56	2%	24	5%
Total net revenues	$3,502	100%	$3,196	100%	$477	100%
Operating expenses:
Patient care costs	$2,796	80%	$2,405	75%	$344	72%
General and administrative expense	331	9%	270	9%	47	10%
Depreciation and amortization	170	5%	159	5%	24	5%
Equity investment income	(10)	—	(23)	(1%)	(5)	(1.0%)
Total expenses	3,287	94%	2,811	88%	410	86%
Operating income	$215	6%	$385	12%	$67	14%

Capitated membership information

The table set forth below provides (i) the total number of capitated members to whom HCP provided healthcare services as of December 31, 2014 and 2013, and (ii) the aggregate member months as of December 31, 2014 and 2013. Member months represent the aggregate number of months of healthcare services HCP has provided to capitated members during a period of time.

						Member months
						for the
				Member months	Member months	period November 1,
	Members at			for the year	for the year	2012
	December 31,			ended	ended	through
	2014	2013	2012	December 31, 2014	December 31, 2013	December 31, 2012
Payor classification:
Commercial	387,400	403,400	442,700	4,713,100	4,955,000	885,200
Senior	310,500	265,000	201,300	3,587,900	2,911,700	385,300
Medicaid	139,400	96,100	80,000	1,465,200	1,106,700	152,100
	837,300	764,500	724,000	9,766,200	8,973,400	1,422,600

In addition to the members above, HCP provided healthcare services to members of Magan, an unconsolidated joint venture that is accounted for as an equity investment. The Magan joint venture provided healthcare services for approximately 45,700 and 45,100 members as of December 31, 2014 and 2013, respectively, and for approximately 538,000 and 557,000 member months as of December 31, 2014 and 2013, respectively.

During the year ended December 31, 2014, HCP members and member months increased approximately 72,800 and 792,800, respectively. The increase in members and member months was primarily attributable to an increase in senior members resulting from organic growth, new acquisitions and an increase in Medicaid members due to Medicaid expansion, partially offset by a decline in commercial members.

During the year ended December 31, 2013, HCP members increased approximately 40,500. The increase in members was primarily attributable to an increase in senior members resulting from organic growth and new acquisitions, partially offset by a decline in commercial members resulting from the state of California discontinuing the Healthy Family program.

Revenues

The following table provides a breakdown of HCP’s revenue by source:

					November 1, 2012
	Year ended		Year ended		Through
	December 31, 2014		December 31, 2013		December 31, 2012
	(dollars in millions)
HCP revenues:
Commercial revenues	$726	21%	$715	22%	$112	24%
Senior revenues	2,319	66%	2,137	67%	298	62%
Medicaid revenues	146	4%	68	2%	9	2%
Total capitated revenues	3,191	91%	2,920	91%	419	88%
Patient service revenue, net of provision for uncollectible accounts	219	6%	220	7%	34	7%
Other revenues	92	3%	56	2%	24	5%
Total net revenues	$3,502	100%	$3,196	100%	$477	100%

Net revenues

HCP’s net revenue for 2014 increased $306 million, or 9.6%, primarily driven by an increase in the number of senior capitated members during the year due to organic growth and acquisitions, an increase in Medicaid memberships due to Medicaid expansion and recognition of additional HCP revenue related to the maintenance of existing physicians networks, partially offset by a decline in Medicare Advantage reimbursement rates, and a decline in the number of commercial members to whom HCP provides health care services.

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

On February 20, 2015, CMS issued its Advance Notice detailing preliminary 2016 Medicare Advantage benchmark payment rates (the Advance Notice). CMS has invited public comment on these preliminary rates before releasing final rates on April 6, 2015.

Based upon our preliminary analysis, we estimate that if rates in the Advance Notice were implemented as proposed it would lead to a reduction in Medicare Advantage rates to HCP of approximately 4%, or a net impact of approximately $100 million to 2016 operating income. This compares to an industry average rate cut of approximately 0.95% as indicated by CMS in the Advance Notice.

This more significant decline in Medicare Advantage rates for us is driven by a larger-than-average decline associated with CMS’s adjustment to the risk model calculation. The proposed move to the 2014 model negatively affects us and other providers like us who have differentially invested in wellness and prevention programs for patients with chronic conditions because the 2014 model tends to over-predict costs for very low-cost beneficiaries and under-predict costs for very high-cost beneficiaries.

The Advance Notice is a preliminary rule and benchmark rates may be different in the final rule expected to be announced on April 6, 2015. Furthermore, the impact to specific geographies will not be known until the final rate announcement; historically, county-level changes have varied from national rate changes – and may vary in the final rule.

We will work with others in the industry to encourage CMS to make appropriate adjustments in the final rule so that population health management will continue to grow as a preferred choice of seniors, growing numbers of whom have opted to enroll in Medicare Advantage.

Patient care costs

The following table reflects HCP’s patient care costs comprised of medical expenses, hospital expenses, clinic support and other operating costs:

			For the period
			November 1, 2012
	Year ended	Year ended	through
	December 31,	December 31,	December 31,
	2014	2013	2012
	(dollars in millions)
Medical expenses	$1,734	$1,545	$226
Hospital expenses	586	434	52
Clinic support and other operating costs	476	426	66
Total	$2,796	$2,405	$344

Operating expenses

Patient care costs. HCP’s patient care costs for 2014 increased by approximately $391 million, or 16.3%, from 2013. The increase was primarily attributable to increases in medical claim expenses and hospital expenses due to increases in senior and Medicaid memberships from acquisitions, organic growth, Medicaid expansion, and to an increase in utilization. The increase was also driven by an increase in clinic support costs due to acquisitions.

HCP’s patient care costs were approximately $2.405 billion for the year ended December 31, 2013, and were approximately $344 million for the period November 1, 2012 through December 31, 2012. Patient care costs were primarily driven by an increase in medical claim expenses due to increases in Medicare and Medicaid managed care members to whom HCP provides healthcare services and to a lesser extent contracted rate increases with its provider and hospital networks.

General and administrative expenses. HCP’s general and administrative costs for 2014 increased $61 million, or 22.6%, from 2013. The increase was primarily attributable to an increase in corporate support departments to accommodate additional acquisitions during 2014, an increase in utilization of professional services related to IT infrastructure projects and management bonuses related to retention of key personnel.

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

Depreciation and amortization. HCP’s depreciation and amortization for 2014 increased $11 million, or 6.9%, from 2013. The increase is primarily attributable to depreciation and amortization of acquired assets associated with acquisitions.

HCP’s depreciation and amortization was $159 million for the year ended December 31, 2013 and was $24 million for the period November 1, 2012 through December 31, 2012. HCP’s depreciation and amortization reflects the expense based upon the fair value of equipment, leasehold improvements and intangible assets we recognized in connection with the HCP acquisition.

Equity investment income. HCP’s share of equity investment income from our joint venture relationships, including our investment in CMGI for 2014 decreased $13 million, or 56.5%, from 2013. The decrease in equity income is primarily attributable to our share of initial expenses of the newly formed Tandigm Health joint venture that provides integrated healthcare and reduced commercial risk pool performance and increased professional capitation costs related to our Magan joint venture.

HCP’s share of equity investment income from our Magan joint venture relationship and our investment in CMGI was $23 million for the year ended December 31, 2013 and $5 million for the period November 1, 2012 through December 31, 2012. The equity income was slightly impacted by a decline in membership in Magan during 2013.

Segment operating income

HCP’s operating income for 2014 decreased $170 million, or 44.2%. The decrease was primarily attributable to a decrease in Medicare Advantage rates, a decrease in commercial memberships and higher medical expenses, partially offset by an increase in Medicare and Medicaid revenues due to increases in senior capitated members from acquisitions and Medicaid expansion.

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

Other—Ancillary services and strategic initiatives business

Our other operations include ancillary services and strategic initiatives which are primarily aligned with our core business of providing dialysis services to our network of patients. As of December 31, 2014, these consisted primarily of pharmacy services, disease management services, vascular access services, clinical research programs, physician services, direct primary care and our international dialysis operations. The ancillary services and strategic initiatives generated approximately $1.139 billion of net revenues in 2014, representing approximately 8.9% of our consolidated net revenues. We currently expect to continue to invest in our ancillary services and strategic initiatives including our continued expansion into certain international markets as we work to develop successful new business operations in the U.S. as well as outside the U.S. However, any significant change in market conditions, business performance or in the regulatory environment may impact the economic viability of any of these strategic initiatives. Any unfavorable changes in these strategic initiatives could result in a write-off or an impairment of some or all of our investments, including goodwill, and could also result in significant termination costs if we were to exit a certain line of business or one or more of our international markets.

As of December 31, 2014, we provided dialysis and administrative services to a total of 91 outpatient dialysis centers located in ten countries outside of the U.S. Our international dialysis operations are still currently in a start-up phase as we primarily commenced operations during the fourth quarter of 2011. The total net revenues generated from our international operations, as reflected below, were less than 1% of our 2014 consolidated net revenues.

The following table reflects the results of operations for the ancillary services and strategic initiatives:

	Year ended
	2014	2013	2012
	(dollar amounts rounded to nearest million)
U.S. revenues
Net patient service revenues	$20	$15	$8
Other revenues	941	703	558
Capitated revenues	70	67	62
Total	1,031	785	628
International revenues
Net patient service revenues	102	61	9
Other revenues	6	6	5
Total	108	67	14
Total net revenues	$1,139	$852	$642
Total segment operating loss	$(25)	$(39)	$(65)

Net revenues

The ancillary services and strategic initiatives net revenues for 2014 increased by approximately $287 million, or 33.7%, as compared to 2013, primarily from growth in prescriptions dispensed, increases in other pharmacy services revenue and growth in our international operations.

The ancillary services and strategic initiatives net revenues for 2013 increased by approximately $210 million or 32.7% as compared to 2012, primarily from growth in pharmacy services, international dialysis operations and in our clinical research business, as well as growth from our Special Needs Plan.

Operating expenses

Ancillary services and strategic initiatives operating expenses for 2014 increased by approximately $273 million from 2013. This increase in operating expenses was primarily due to an increase in prescription dispensing volume and costs in our pharmacy business, an increase in expenses associated with our international dialysis expansion into Europe, Middle East, South America and Asia Pacific, higher labor costs and related payroll taxes, an increase in benefit costs and an increase in business related licensing and the right to use newly developed intellectual property and corporate level services.

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

Ancillary services and strategic initiatives operating loss

Ancillary services and strategic initiatives operating losses for 2014 decreased by approximately $14 million from 2013. This decrease in operating losses was primarily due to improved operating performance of our pharmacy business related to increased prescriptions dispensed and pharmacy services rendered, partially offset by an increase in labor costs and related payroll taxes, an increase in benefit costs and an increase in costs associated with international dialysis expansion.

Ancillary services and strategic initiatives operating losses for 2013 decreased by approximately $26 million from 2012. This decrease in operating losses was primarily due to an increase in the operating performance of our pharmacy business, our disease management services, international dialysis operations and clinical research, partially offset by a decline in performance in other strategic initiatives.

Corporate level charges

Debt expense. Debt expense for 2014, 2013, and 2012 consisted of interest expense of approximately $386 million, $401 million, and $270 million, respectively, and the amortization and accretion of debt discounts and premiums, the amortization of deferred financing costs and the amortization of interest rate cap agreements of approximately $25 million in 2014, $29 million in 2013 and $19 million in 2012. The decrease in debt expense in 2014 as compared to 2013 was primarily related to our new credit agreement as described below, the issuance of our 5 ⅛% Senior Notes that were entered into in the second quarter of 2014 that contain lower weighted average interest rates and from lower average interest rates associated with the unhedged portion of Term Loan A. Our overall weighted average effective interest rate in 2014 was 4.68% as compared to 4.84% in 2013.

The increase in interest expense in 2013 as compared to 2012 was primarily related to the issuance of our term loans for $3.000 billion under our amended Senior Secured Credit Facilities that we entered into in the fourth quarter of 2012. In addition, the increase in debt expense was also due to the issuance of our senior notes for $1.250 billion on August 28, 2012, and as a result of our new swap and cap agreements that were entered into in March 2013, partially offset by lower average interest rates associated with this new debt. Our overall weighted average effective interest rate in 2013 was 4.84% as compared to 5.16% in 2012.

Other income. Other income was approximately $2 million, $5 million, and $4 million in 2014, 2013, and 2012, respectively, and consisted principally of interest income. Other income in 2014 decreased from 2013, primarily as a result of the impact of certain foreign currency transactions, partially offset by an increase in short-term investment interest income. Other income in 2013 increased from 2012, primarily as a result of higher average cash balances, partially offset by the sale of certain securities at a loss.

Provision for income taxes. The provision for income taxes for 2014 represented an effective annualized tax rate of 34.1%, compared with 33.9% and 35.9% of income from continuing operations in 2013 and 2012, respectively. The effective tax rate in 2014 was higher primarily due to earnings in 2013 created from the contingent earn-out adjustments that was not taxable. The effective tax rate in 2014 was also impacted by a decrease in our tax reserves.

Impairments and valuation adjustments. We perform impairment or valuation reviews for our property and equipment, amortizable intangible assets, equity investments in non-consolidated businesses, and our investments in ancillary services and strategic initiatives whenever a change in condition indicates that an impairment review is warranted. Such changes include shifts in our business strategy or plans, the quality or structure of our relationships with our partners, or when a center experiences deteriorating operating performance. Goodwill is assessed at least annually for possible valuation impairment using fair value methodologies. These types of adjustments are charged directly to the corresponding operating segment. No significant impairments or valuation adjustments were recognized during 2014. Indefinite-lived intangibles are reviewed for possible impairment at least annually and whenever significant events or changes in circumstances indicate that an impairment may have occurred.

Contingent earn-out obligation adjustment. As a result of HCP achieving certain financial performance targets in 2013, we made earn-out payments totaling $137 million on April 1, 2013 to the common unit holders of HCP. During the third quarter of 2013, we reached agreement with the representative of the former owners and option holders of HealthCare Partners Holdings, LLC to settle certain post-closing adjustments, including the 2013 contingent earn-out obligation for $68.8 million. This represented a decrease to the previous obligation’s carrying value of approximately $57 million, which was recorded as a component of operating income in our consolidated statement of income for the year ended December 31, 2013.

Transaction expenses. In 2012, we incurred approximately $31 million of transaction expenses associated with the acquisition of HCP, which are included in our consolidated general and administrative expenses.

Noncontrolling interests

Net income attributable to noncontrolling interests for 2014, 2013 and 2012 was approximately $140 million, $124 million and $105 million, respectively. The increases in noncontrolling interests in 2014 and 2013 were primarily due to increases in the number of new joint ventures and increases in the profitability of our dialysis-related joint ventures. The percentage of U.S. dialysis and related lab services net revenues generated from dialysis-related joint ventures was approximately 22% in 2014 and 21% in 2013.

Accounts receivable

Our U.S. dialysis and related lab services accounts receivable balances at December 31, 2014 and December 31, 2013 were $1.157 billion and $1.173 billion, respectively, which represented approximately 50 days and 55 days of revenue, respectively, which is net of bad debt provision. The decrease in day sales outstanding (DSO) for the U.S. dialysis and related lab services business, was primarily the result of improved cash collections from Medicare and higher non-covered Medicare write-offs during the period. Our DSO calculation is based on the current quarter’s average revenues per day.

As of December 31, 2014 and 2013, our dialysis and related lab services unreserved accounts receivable balances that were more than six months old were approximately $152 million and $182 million, respectively, representing approximately 13% and 16% of our dialysis accounts receivable balances, respectively. During 2014, we experienced an increase in our cash collections from certain non-government payors. There were no significant unreserved balances over one year old. Less than 1% of our revenues are classified as patient pay. Substantially all revenue realized is from government and commercial payors, as discussed above.

Amounts pending approval from third-party payors as of December 31, 2014 and 2013, other than the standard monthly billing, consisted of approximately $119 million in 2014 and $111 million in 2013, associated with Medicare bad debt claims, classified as other receivables. Currently, a significant portion of our Medicare bad debt claims are typically paid to us before the Medicare fiscal intermediary audits the claims. However, the payment received from Medicare is subject to adjustment based upon the actual results of the audits. Such audits typically occur one to four years after the claims are filed. As a kidney dialysis provider, our revenue is not subject to cost report settlements, except for potentially limiting the collectability of these Medicare bad debt claims.

Liquidity and capital resources

Available liquidity. As of December 31, 2014, our cash balance was $965 million and we also had approximately $337 million in short-term investments. We also had an undrawn revolving line of credit under our Senior Secured Credit Facilities totaling $1.000 billion, of which approximately $95 million was committed for outstanding letters of credit. In addition, HCP has an outstanding letter of credit of approximately $1.3 million that is secured by a certificate of deposit. We believe that we will have sufficient liquidity, operating cash flows and access to borrowings to fund our scheduled debt service payments and other obligations for the foreseeable future. Our primary sources of liquidity are cash from operations and cash from borrowings.

Cash flow from operations during 2014 amounted to $1.459 billion, compared with $1.773 billion for 2013. The decrease in our operating cash flows in 2014 as compared to 2013 was primarily due to the payments of approximately $410 million, or $269 million after-tax, made in connection with the settlement of the 2010 and 2011 U.S. Attorney Physician Relationship Investigations and additional income tax payments, partially offset by the timing of other working capital items and improved cash collections which resulted in a decrease in our U.S. dialysis and related lab services DSO from 55 days to 50 days. Cash flow from operations in 2014 included cash interest payments of approximately $352 million and cash tax payments of $239 million. Cash flow from operations in 2013 included cash interest payments of approximately $405 million and cash tax payments of $341 million.

Non-operating cash outflows in 2014 included $641 million for capital asset expenditures, including $376 million for new center developments and relocations, and $265 million for maintenance and information technology. We also spent an additional $272 million for acquisitions. During 2014, we also received $144 million from the maturity and sale of investments. However, some of these proceeds were either used to repurchase other investments or were used to fund distributions from our deferred compensation plans. In addition, during 2014, we received $65 million associated with stock option exercises and other share issuances and the related excess tax benefits. We also made distributions to noncontrolling interests of $149 million, and received contributions from noncontrolling interests of $65 million associated with new joint ventures and from additional equity contributions. We did not repurchase any shares of our common stock in 2014.

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

During 2014, we opened 105 new U.S. dialysis centers, acquired a total of 18 U.S. dialysis centers, sold one center, merged 16 centers and closed one center. Outside the U.S., we acquired 7 dialysis centers, opened 11 new dialysis and hospital operated centers, closed two dialysis centers and added a net two centers in which we operate under management and administration services agreements.

During 2013, we opened 98 new U.S. dialysis centers, acquired a total of 26 U.S. dialysis centers, sold three centers, merged three centers, closed two centers and added a total of four centers in which we either own a minority equity interest or operate under management and administrative services agreements. Outside the U.S., we acquired 37 dialysis centers, opened two new dialysis and hospital operated centers, closed three dialysis centers and added one center in which we operate under management and administration services agreements.

During 2014, our HCP business acquired a family practice, a management services organization, two primary care practices, and eight private medical practices.

During 2013, our HCP business acquired an independent physician network organization, a hospice care business, an oncology and hematology physician practice, four primary care physician practices and one private medical practice.

During the year ended December 31, 2014, we made mandatory principal payments under our then existing Senior Secured Credit Facilities (before entering into a new senior secured credit agreement and repaying all outstanding amounts under the then existing Senior Secured Credit Facilities) totaling $37.5 million on the Term Loan A, $16.9 million on the Term Loan A-3, $4.4 million on the Term Loan B and $4.1 million on the Term Loan B-2. During the third and fourth quarters of 2014, we made mandatory principal payments under our New Senior Secured Credit Facility (the New Credit Agreement), as described below, totaling $25.0 million on the New Term Loan A and $17.5 million on the New Term Loan B.

In June 2014, we entered into a $5.500 billion senior secured credit agreement. The New Credit Agreement consists of a five year Revolving Credit Facility in the aggregate principal amount of $1.000 billion (the New Revolver), a five year Term Loan A facility in the aggregate principal amount of $1.000 billion (the New Term Loan A) and a seven year Term Loan B facility in the aggregate principal amount of $3.500 billion (the New Term Loan B and collectively with the New Revolver and the New Term Loan A, the New Loans). In addition, we can increase the existing revolving commitments and enter into one or more incremental term loan facilities in an amount not to exceed the sum of $1.500 billion (less the amount of other permitted indebtedness incurred or issued in reliance on such amount), plus an amount of indebtedness such that the senior secured leverage ratio is not in excess of 3.50 to 1.00 after giving effect to such borrowings. The New Revolver and the New Term Loan A initially bear interest at LIBOR plus an interest rate margin of 1.75% which is subject to adjustment depending upon our leverage ratio and can range from 1.50% to 2.00%. The New Term Loan A requires annual principal payments which began on September 30, 2014 of $25 million in 2014, $50 million in 2015, $62.5 million in 2016, $87.5 million in 2017, and $100 million in 2018 with the balance of $675 million due in 2019. The New Term Loan B bears interest at LIBOR (Floor of 0.75%) plus an interest rate margin of 2.75%. The New Term Loan B requires annual principal payments of $17.5 million in 2014, and $35 million for each year from 2015 through 2020, with the balance of $3.273 billion due in 2021. These New Loans under the New Credit Agreement are guaranteed by certain of our direct and indirect wholly-owned domestic subsidiaries holding most of our domestic assets and are secured by substantially all of DaVita HealthCare Partners Inc.’s and the guarantors’ assets. The New Credit Agreement contains certain customary affirmative and negative covenants such as various restrictions or limitations on the amount of investments, acquisitions, the payment of dividends and redemptions and the incurrence of other indebtedness. Many of these restrictions and limitations will not apply as long as our leverage ratio is below 3.50 to 1.00. In addition, the New Credit Agreement places limitations on the amount of tangible net assets of the non-guarantor subsidiaries and also requires compliance with a maximum leverage ratio covenant.

In addition, in June 2014, we issued $1.750 billion 5 1/8% Senior Notes due 2024 (the 5 1/8% Senior Notes). The 5 1/8% Senior Notes pay interest on January 15 and July 15 of each year beginning January 15, 2015. The 5 1/8% Senior Notes are unsecured obligations and will rank equally in right of payment with our existing and future unsecured senior indebtedness. The 5 1/8% Senior Notes are guaranteed by each of our domestic subsidiaries that guarantees our New Credit Agreement. We may redeem up to 35% of the 5 1/8% Senior Notes at any time prior to July 15, 2017 at a certain specified price from the proceeds of one or more equity offerings. In addition, we may redeem the 5 1/8% Senior Notes at any time prior to July 15, 2019 at make whole redemption prices and after such date at certain specified redemption prices.

We received total proceeds from these borrowings of $6.250 billion, $4.500 billion from the issuance of the New Term Loans and $1.750 billion from the issuance of the 5 1/8% Senior Notes. We used a portion of the proceeds to pay off the total outstanding principal balances under our then existing Senior Secured Credit Facilities plus accrued interest totaling $5.362 billion and in addition, to purchase pursuant to a cash tender offer $483.1 million of the outstanding principal balances of our $775 million 6 3/8% Senior Notes plus accrued interest and cash tender premium totaling $512.4 million. The total amount paid for the 6 3/8% Senior Notes from the cash tender offer was $1,051.25 per 1,000 of principal amount of the 6 3/8% Senior Notes, which resulted in our paying a cash tender premium of $24.8 million for the redemption of this portion of the 6 3/8% Senior Notes. We also incurred an additional $81.6 million in fees, discounts and other professional expenses associated with these transactions.

In July 2014, we also purchased an additional $188,000 principal amount of the 6 3/8% Senior Notes plus accrued interest totaling $194,000 pursuant to the cash tender offer at a price of $1,021.25 per 1,000 of principal amount of the 6 3/8% Senior Notes, which resulted in our paying an additional cash tender premium of $4,000.

In addition, in July 2014, we redeemed the remaining outstanding principal balance of the 6 3/8% Senior Notes of $291.7 million at a redemption price of $1,047.81 per 1,000 of principal amount of the 6 3/8% Senior Notes plus accrued interest and a redemption premium which totaled $310.0 million. This resulted in an additional redemption premium of $14.0 million being recorded as debt refinancing charges.

In addition, we terminated $1.138 billion notional amounts of amortizing swaps and also terminated $600.0 million of forward swaps during June 2014, that resulted in our recognizing a loss of $3.1 million, of which $3.0 million was previously recorded in other comprehensive income due to our previously outstanding principal debt being paid-off as described above, and as a result of future forecasted transactions that are no longer probable. The loss is included as a component of our debt refinancing charges. During the year ended December 31, 2014, we recognized debt expense of $6.1 million from these swaps.

As a result of these transactions, we recorded debt refinancing charges of $97.5 million that consist of the cash tender premiums, the redemption premium, the write-off of existing deferred financing costs, the write-off of certain new refinancing costs, other professional fees and losses associated with the termination of several of our interest rate swap agreements.

As of December 31, 2014, we maintain several interest rate swap agreements that were entered into in March 2013 with amortizing notional amounts of these swap agreements totaling $855 million. These agreements have the economic effect of modifying the LIBOR variable component of our interest rate on an equivalent amount of our New Term Loan A to fixed rates ranging from 0.49% to 0.52%, resulting in an overall weighted average effective interest rate of 2.26%, including the New Term Loan A margin of 1.75%. The overall weighted average effective interest rate also includes the effects of $120.0 million of unhedged New Term Loan A debt that bears interest at LIBOR plus an interest rate margin of 1.75%. The swap agreements expire on September 30, 2016 and require monthly interest payments. During the year ended December 31, 2014, we recognized debt expense of $3.2 million from these swaps. As of December 31, 2014, the total fair value of these swap agreements was a net asset of approximately $1.8 million. We estimate that approximately $1.5 million of existing unrealized pre-tax losses in other comprehensive income at December 31, 2014 will be reclassified into income over the next twelve months.

As of December 31, 2014, we maintain several forward interest rate cap agreements that were entered into in November 2014 with notional amounts totaling $3.500 billion. These forward cap agreements will be effective September 30, 2016 and will have the economic effect of capping the LIBOR variable component of our interest rate at a maximum of 3.50% on an equivalent amount of our debt. The cap agreements expire on June 30, 2018. As of December 31, 2014, the total fair value of these cap agreements was an asset of approximately $12.3 million. During the fourth quarter of 2014, we recorded a loss of $2.1 million in other comprehensive income due to a decrease in the unrealized fair value of these cap agreements.

As of December 31, 2014, we maintain several interest rate cap agreements that were entered into in March 2013 with notional amounts totaling $2.735 billion on our New Term Loan B debt. These agreements have the economic effect of capping the LIBOR variable component of our interest rate at a maximum of 2.50% on an equivalent amount of our New Term Loan B. During the year ended December 31, 2014, we recognized debt expense of $2.4 million from these caps. The cap agreements expire on September 30, 2016. As of December 31, 2014, the total fair value of these cap agreements was an asset of approximately $1.6 million. During the year ended December 31, 2014, we recorded a loss of $6.0 million in other comprehensive income due to a decrease in the unrealized fair value of these cap agreements.

Previously, we maintained five other interest rate cap agreements with notional amounts totaling $1.250 billion. These agreements had the economic effect of capping the LIBOR variable component of our interest rate at a maximum of 4.00% on an equivalent amount of our New Term Loan B debt. However, these interest rate cap agreements expired on September 30, 2014. During the year ended December 31, 2014 we recognized $2.7 million of debt expense related to these cap agreements.

As a result of an embedded LIBOR floor on the New Term Loan B debt agreement and the swap and cap agreements, our overall weighted average effective interest rate on the Senior Secured Credit Facilities was 3.43%, based upon the current margins in effect of 1.75% for the New Term Loan A and 2.75% for the New Term Loan B, as of December 31, 2014.

As of December 31, 2014, the interest rate on our New Term Loan B debt is effectively fixed because of an embedded LIBOR floor which is higher than actual LIBOR as of such date and the New Term Loan B is also subject to an interest rate cap if LIBOR should rise above 2.50%. Interest rates on our senior notes are fixed by their terms. The LIBOR variable component of our interest rate on the majority of our New Term Loan A is economically fixed as a result of interest rate swaps.

Our overall weighted average effective interest rate during the year ended December 31, 2014 was 4.68% and as of December 31, 2014 was 4.46%.

As of December 31, 2014, we had undrawn revolving credit facilities totaling $1.000 billion of which approximately $95 million was committed for outstanding letters of credit. In addition, HCP has an outstanding letter of credit of approximately $1 million that is secured by a certificate of deposit.

Goodwill

HCP’s current and expected future operating results have eroded, primarily as a result of recent reductions in its Medicare Advantage reimbursement rates. As a result, we have determined that three of HCP’s reporting units, HCP California, HCP Nevada and HCP New Mexico, continue to be at risk of goodwill impairment. HCP California, HCP Nevada and HCP New Mexico have goodwill of $2.511 billion, $518 million and $72 million, respectively.

Our annual goodwill impairment assessment date for our HCP reporting units is November 1. We obtained third-party valuations of these three businesses as of November 1, 2014, noting that the estimated fair values of HCP California, HCP Nevada and HCP New Mexico exceeded their total carrying values by approximately 5.6%, 12.4% and 9.7%, respectively. There were no major changes in the business, prospects, or expected future results of these HCP reporting units from November 1 to December 31, 2014. Further reductions in HCP’s reimbursement rates or other significant adverse changes in its expected future cash flows or valuation assumptions could result in a goodwill impairment charge in the future.

For example, a sustained, long-term reduction of 3% in operating income for HCP California, HCP Nevada and HCP New Mexico could reduce their estimated fair values by up to 2.5%, 2.8% and 3.0%, respectively. Separately, an increase in their respective discount rates of 100 basis points could reduce the estimated fair values of HCP California, HCP Nevada and HCP New Mexico by up to 5.3%, 5.9% and 6.3%, respectively.

During 2014, we recorded an immaterial goodwill impairment charge related to our international operations. Except as described above, none of the goodwill associated with our various other reporting units was considered at risk of impairment as of December 31, 2014. Since the dates of our last annual goodwill impairment tests, there have been certain developments, events, changes in operating performance and other changes in key circumstances that have affected our businesses. However, these did not cause management to believe it is more likely than not that the fair value of any of its reporting units would be less than its carrying amount.

Long-term incentive compensation

Long-term incentive program (LTIP) compensation includes both stock-based awards (principally stock-settled stock appreciation rights, restricted stock units and performance stock units) as well as long-term performance-based cash awards. Long-

term incentive compensation expense, which was primarily general and administrative in nature, was attributed among the dialysis and related lab services business, the HCP business, corporate support costs, and the ancillary services and strategic initiatives.

Our stock-based compensation awards are measured at their estimated fair values on the date of grant if settled in shares or at their estimated fair values at the end of each reporting period if settled in cash. The value of stock-based awards so measured is recognized as compensation expense on a cumulative straight-line basis over the vesting terms of the awards, adjusted for expected forfeitures.

During 2014, we granted 1,553,829 stock-settled stock appreciation rights (SSARs) with a grant-date fair value of $25.5 million and a weighted-average expected life of approximately 4.2 years and 332,007 stock units with a grant-date fair value of $24.0 million and a weighted-average expected life of approximately 3.4 years. Of the stock units granted, 105,360 were performance-based.

Long-term incentive compensation costs of $119.0 million for the year ended December 31, 2014 increased by approximately $34.1 million as compared to 2013. The increase in long-term incentive compensation was primarily due to an increase in the value of LTIP awards that contributed expense during this period and LTIP award forfeitures realized at a lower rate than previously expected.

Long-term incentive compensation costs in 2013 increased by approximately $39.0 million as compared to 2012, primarily due to an increase in the value of LTIP awards that contributed expense during this period, LTIP award forfeitures realized at a lower rate than previously expected and due to a delay in the timing of our normal annual grant cycle during 2012 until late in that year.

As of December 31, 2014, there was $122.6 million in total estimated but unrecognized long-term incentive compensation for LTIP awards outstanding, including $73.6 million relating to stock-based awards under our equity compensation plans. We expect to recognize the performance-based cash component of these LTIP costs over a weighted average remaining period of 1.0 years and the stock-based component of these LTIP costs over a weighted average remaining period of 1.3 years.

For the years ended December 31, 2014, 2013 and 2012, we received $59.1 million, $46.9 million and $89.0 million, respectively, in actual tax benefits upon the exercise of stock awards. As a result of issuing SSARs, beginning in 2013 we no longer have stock options outstanding and did not receive cash proceeds from stock option exercises during the years ended December 31, 2014 and 2013. During the year ended December 31, 2012, we received $2.2 million in cash proceeds from legacy stock option exercises.

Stock repurchases

We did not repurchase any of our common stock during 2014, 2013 or 2012. As of December 31, 2014, the total outstanding authorization for share repurchases was approximately $358,200. We have not repurchased any additional shares of our common stock from January 1, 2015 through February 26, 2015. Our stock repurchase program has no expiration date.

2013 transactions

Divestiture of HomeChoice Partners, Inc.

On February 1, 2013, we completed the sale of HomeChoice Partners Inc. (HomeChoice) to BioScrip, Inc. pursuant to a stock purchase agreement dated December 12, 2012 for $70 million in cash, subject to various post-closing adjustments of which we receive approximately 90% of the proceeds. The stock purchase agreement also provided that as additional consideration we could have earned up to a total of 90% of $20 million if certain performance amounts exceed certain thresholds over the next two years. However, our performance amounts did not exceed any of the established thresholds in year one, accordingly, we can now only receive $9 million of potential additional consideration under the remaining earn-out period. We have not yet assigned any value to this contingent receivable and will only recognize any estimated realizable value of this receivable when it becomes probable and reasonably estimable. We recorded a gain of approximately $13 million, net of tax, during the year ended December 31, 2013 related to this divestiture.

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

DaVita HealthCare Partners Inc. 2011 Incentive Award Plan

On June 17, 2013, our stockholders approved an amendment to the DaVita HealthCare Partners Inc. 2011 Incentive Award Plan to increase the number of shares of common stock available for issuance under that plan by 17.0 million shares.

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

The following is a summary of these contractual obligations and commitments as of December 31, 2014 (in millions):

	Less Than 1 year	2-3 years	4-5 years	After 5 years	Total
Scheduled payments under contractual obligations:
Long-term debt	$110	$240	$860	$7,092	$8,302
Interest payments on the senior notes	222	426	426	715	1,789
Interest payments on the Term Loan B(1)	123	243	238	174	778
Interest payments on the Term Loan A(2)	19	34	20	—	73
Capital lease obligations	10	21	26	161	218
Operating leases	396	715	565	902	2,578
	$880	$1,679	$2,135	$9,044	$13,738
Potential cash requirements under existing commitments:
Letters of credit	$96	$—	$—	$—	$96
Noncontrolling interests subject to put provisions	444	152	125	109	$830
Non-owned and minority owned put provisions	36	—	—	—	$36
Pay-fixed swaps potential obligations	1	—	—	—	$1
Operating capital advances	1	—	—	—	$1
	$578	$152	$125	$109	$964

(1)	Assuming no changes to LIBOR-based interest rates as the New Term Loan B currently bears interest at LIBOR (floor of 0.75%) plus an interest rate margin of 2.75%.
(2)	Based upon current LIBOR-based interest rates in effect at December 31, 2014 plus an interest rate margin of 1.75% for the New Term Loan A.

The pay-fixed swap obligations represent the estimated fair market values of our interest rate swap agreements that are based upon valuation models utilizing the income approach and commonly accepted valuation techniques that use inputs from closing prices for similar assets and liabilities in active markets as well as other relevant observable market inputs and other current market conditions that existed as of December 31, 2014. This amount represents the estimated potential obligation that we would be required to pay based upon the estimated future settlement of each specific tranche over the term of the swap agreements, assuming no future changes in the forward yield curve. The actual amount of our obligation associated with these swaps in the future will depend upon changes in the LIBOR-based interest rates that can fluctuate significantly depending upon market conditions, and other relevant factors that can affect the fair market value of these swap agreements.

In addition to the above commitments, we are obligated to purchase a certain amount of our hemodialysis products and supplies at fixed prices through 2015 from Gambro in connection with the Product Supply Agreement with Gambro. Our total expenditures for the year ended December 31, 2014 on such products were approximately 2% of our total U.S. dialysis operating costs in each year. In January 2010, we entered into an agreement with FMC which originally committed us to purchase a certain amount of dialysis equipment, parts and supplies from them through 2013. However, this agreement has been extended through 2015. Our total expenditures for the year ended December 31, 2014 on such products were approximately 2% of our total U.S. operating costs. The actual amount of purchases in future years from Gambro and FMC will depend upon a number of factors, including the operating requirements of our centers, the number of centers we acquire, growth of our existing centers, and in the case of the Product Supply Agreement, Gambro’s ability to meet our needs.

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

Settlements of approximately $44 million of existing income tax liabilities for unrecognized tax benefits, including interest, penalties and other long-term tax liabilities, are excluded from the above table as reasonably reliable estimates of their timing cannot be made.

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

As of December 31, 2014, if these physician groups were not consolidated in our financial statements, our consolidated indebtedness would have been approximately $8.503 billion, our consolidated other liabilities (excluding indebtedness) would have been approximately $2.974 billion and our consolidated assets would have been approximately $17.472 billion. If these physician groups were not consolidated in our financial statements for the year ended December 31, 2014, our consolidated total net revenues (including approximately $617 million of management fees payable to us), consolidated operating income and consolidated net income would be reduced by approximately $1.014 billion, $30 million, and $17 million, respectively.

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

For the year ended December 31, 2014, excluding our equity investment loss attributable to CMGI, our consolidated operating income and consolidated net income would be increased by approximately $514 thousand and $308 thousand, respectively. See Note 29 to the consolidated financial statements for further details.

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

Commercial healthcare plans, including contracted managed-care payors, are billed at our usual and customary rates; however, revenue is recognized based on estimated net realizable revenue for the services provided. Net realizable revenue is estimated based on contractual terms for the patients covered under commercial healthcare plans with which we have formal agreements, non-contracted commercial healthcare plan coverage terms if known, estimated secondary collections, historical collection experience, historical trends of refunds and payor payment adjustments (retractions), inefficiencies in our billing and collection processes that can result in denied claims for payments, slow down in collections, a reduction in the amounts that we expect to collect and regulatory compliance issues. Determining applicable primary and secondary coverage for our approximately 173,000 U.S. patients at any point in time, together with the changes in patient coverage’s that occur each month, requires complex, resource-intensive processes. Collections, refunds and payor retractions typically continue to occur for up to three years or longer after services are provided.

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

In addition, as compensation under HCP’s various managed care-related agreements with hospitals, we are entitled to receive a percentage of the amount by which the institutional capitation revenue received from health plans exceeds institutional expenses, and any such risk-share amount to which we are entitled is recorded as HCP revenues. In addition, pursuant to such managed care-related agreements, HCP agrees to be responsible should the third party incur a deficit as a result of institutional expenses being in excess of institutional capitation revenue. As with global capitation, revenue with respect to professional capitation is reported in the month in which enrollees are entitled to receive health care. However, risk-share revenues (that is, the portion of the excess of institutional capitation revenue to which HCP is entitled less institutional expenses), in contrast, are based on the number of enrollees and significant estimating risk relating to institutional utilization and associated costs incurred by assigned health plan enrollees. The medical groups also receive other incentive payments from health plans based on specified performance and quality criteria and the amounts accrued when earned can be reasonably estimated. Differences between actual contract settlements and estimated receivables and payables are recorded in the year of final settlement. In 2013, HCP obtained a restricted Knox-Keene license in California, which now permits HCP to enter into contracts with health plans allowing it to recognize revenue under global capitation arrangements for both professional and institutional services.

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

Consolidation of variable interest entities. We rely on the operating activities of certain entities that we do not directly own or control, but over which we have indirect influence and of which we are considered the primary beneficiary. Under accounting guidance applicable to variable interest entities, we have determined that these entities are to be included in our consolidated financial statements. The analyses upon which these determinations rest are complex, involve uncertainties, and require significant judgment on various matters, some of which could be subject to reasonable disagreement. While this determination has a meaningful effect on the description and classification of various amounts in our consolidated financial statements, non-consolidation of these entities would not have had a material effect on our results of operations attributable to the Company for the year ended December 31, 2014.

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

Medical liability claims associated with HCP. The medical groups are responsible for the medical services that associated physicians and contracted hospitals provide to assigned HMO enrollees. We provide medical services to health plan enrollees through a network of contracted providers under sub-capitation and FFS arrangements, company-operated clinics and staff physicians. Medical costs for professional and institutional services rendered by contracted providers are recorded as medical expenses and hospital expenses, respectively, in the consolidated statements of income. Costs for operating medical clinics, including the salaries of medical and non-medical personnel and support costs, are recorded in clinic support and other operating costs.

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

Significant new accounting standards

On January 1, 2013, we adopted the Financial Accounting Standards Board (FASB) ASU No. 2013-02 Comprehensive Income. This standard requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. See Note 20 to the consolidated financial statements for further details.

In July 2013, the FASB issued ASU No. 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. This standard amends the acceptable benchmark interest rates to permit the inclusion of the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes in addition to U.S. government (UST) and LIBOR. The amendment also removes the restriction on using different benchmark rates for similar hedges. This standard is applied prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of this standard did not have a material impact on our consolidated financial statements.

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

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for us on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Interest rate sensitivity

The tables below provide information about our financial instruments that are sensitive to changes in interest rates. The table below presents principal repayments and current weighted average interest rates on our debt obligations as of December 31, 2014. The variable rates presented reflect the weighted average LIBOR rates in effect for all debt tranches plus interest rate margins in effect as of December 31, 2014. The Term Loan A margin in effect is 1.75% at December 31, 2014, respectively, and along with the revolving line of credit are subject to adjustment depending upon changes in certain of our financial ratios including a leverage ratio. The Term Loan B currently bears interest at LIBOR (floor of 0.75%) plus an interest rate margin of 2.75%.

	Expected maturity date					Thereafter	Total	Average interest rate	Fair value
	2015	2016	2017	2018	2019
	(dollars in millions)
Long term debt:
Fixed rate	$68	$53	$55	$54	$54	$7,252	$7,536	4.76%	$7,650
Variable rate	$52	$64	$89	$102	$676	$1	$984	1.92%	$982

	Notional	Contract maturity date
	amount	2015	2016	2017	2018	2019	Pay fixed	Receive variable	Fair value
		(dollars in millions)
Swaps:
Pay-fixed rate	$855	$95	$760	$—	$—	$—	0.49% to 0.52%	LIBOR	$1.8
Cap agreements	$6,235	$—	$2,735	$—	$3,500	$—		LIBOR above 2.5% and 3.5%	$13.9

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

The New Term Loan B is subject to a LIBOR floor of 0.75%. Because actual LIBOR, as of December 31, 2014, was lower than this embedded LIBOR floors, the interest rate on the New Term Loan B is treated as “effectively fixed” for purposes of the table above. We have included the New Term Loan B in the fixed rate totals in the table above until such time as the actual LIBOR-based variable component of our interest rate exceeds 0.75% on the New Term Loan B. At such time, we will then be subject to LIBOR-based interest rate volatility on the LIBOR variable component of our interest rate for the New Term Loan B, but limited to a maximum LIBOR rate of 2.50% on $2.735 billion of outstanding principal debt on the New Term Loan B as a result of the interest rate cap agreements, as described below. The remaining $748 million outstanding principal balance of the New Term Loan B is subject to LIBOR-based interest rate volatility above a floor of 0.75%.

As of December 31, 2014, we maintain several interest rate swap agreements that were entered into in March 2013 with amortizing notional amounts of these swap agreements totaling $855 million. These agreements have the economic effect of modifying the LIBOR variable component of our interest rate on an equivalent amount of our New Term Loan A to fixed rates ranging from 0.49% to 0.52%, resulting in an overall weighted average effective interest rate of 2.26%, including the New Term Loan A margin of 1.75%. The overall weighted average effective interest rate also includes the effects of $120.0 million of unhedged New Term Loan A debt that bears interest at LIBOR plus an interest rate margin of 1.75%. The swap agreements expire on September 30, 2016 and require monthly interest payments. During the year ended December 31, 2014, we recognized debt expense of $3.2 million from these swaps. As of December 31, 2014, the total fair value of these swap agreements was a net asset of approximately $1.8 million. We estimate that approximately $1.5 million of existing unrealized pre-tax losses in other comprehensive income at December 31, 2014 will be reclassified into income over the next twelve months.

As of December 31, 2014, we maintain several forward interest rate cap agreements that were entered into in November 2014 with notional amounts totaling $3.500 billion. These forward cap agreements will be effective September 30, 2016 and will have the economic effect of capping the LIBOR variable component of our interest rate at a maximum of 3.50% on an equivalent amount of our debt. The cap agreements expire on June 30, 2018. As of December 31, 2014, the total fair value of these cap agreements was an asset of approximately $12.3 million. During the fourth quarter of 2014, we recorded a loss of $2.1 million in other comprehensive income due to a decrease in the unrealized fair value of these cap agreements.

As of December 31, 2014, we maintain several interest rate cap agreements that were entered into in March 2013 with notional amounts totaling $2.735 billion on our New Term Loan B debt. These agreements have the economic effect of capping the LIBOR variable component of our interest rate at a maximum of 2.50% on an equivalent amount of our New Term Loan B. During the year ended December 31, 2014, we recognized debt expense of $2.4 million from these caps. The cap agreements expire on September 30, 2016. As of December 31, 2014, the total fair value of these cap agreements was an asset of approximately $1.6 million. During the year ended December 31, 2014, we recorded a loss of $6.0 million in other comprehensive income due to a decrease in the unrealized fair value of these cap agreements.

Previously, we maintained five other interest rate cap agreements with notional amounts totaling $1.250 billion. These agreements had the economic effect of capping the LIBOR variable component of our interest rate at a maximum of 4.00% on an equivalent amount of our New Term Loan B debt. However, these interest rate cap agreements expired on September 30, 2014. During the year ended December 31, 2014 we recognized $2.7 million of debt expense related to these cap agreements.

As a result of an embedded LIBOR floor on the New Term Loan B debt agreement and the swap and cap agreements, our overall weighted average effective interest rate on the Senior Secured Credit Facilities was 3.43%, based upon the current margins in effect of 1.75% for the New Term Loan A and 2.75% for the New Term Loan B, as of December 31, 2014.

As of December 31, 2014, the interest rate on our New Term Loan B debt is effectively fixed because of an embedded LIBOR floor which is higher than actual LIBOR as of such date and the New Term Loan B is also subject to an interest rate cap if LIBOR should rise above 2.50%. Interest rates on our senior notes are fixed by their terms. The LIBOR variable component of our interest rate on the majority of our New Term Loan A is economically fixed as a result of interest rate swaps.

Our overall weighted average effective interest rate during the year ended December 31, 2014 was 4.68% and as of December 31, 2014 was 4.46%.

One mean of assessing exposure to debt-related interest rate changes is a duration-based analysis that measures the potential loss in net income resulting from a hypothetical increase in interest rates of 100 basis points across all variable rate maturities (referred to as a parallel shift in the yield curve). Under this model, with all else constant, it is estimated that such an increase would have reduced net income by approximately $5.7 million, $4.0 million, and $2.8 million, net of tax, for the years ended December 31, 2014, 2013, and 2012, respectively.

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

We intend to disclose any amendments or waivers to the code of Ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, on our website. In 2002, we adopted a Corporate Governance Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and to all of our financial accounting and legal professionals who are directly or indirectly involved in the preparation, reporting and fair presentation of our financial statements and Exchange Act Reports. The Code of Ethics is posted on our website, located at http://www.davita.com. We also maintain a Corporate Code of Conduct that applies to all of our employees, which is posted on our website.

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

The other information required to be disclosed by this item will appear in, and is incorporated by reference from, the sections entitled “Proposal No. 1. Election of Directors”, “Corporate Governance”, and “Security Ownership of Certain Beneficial Owners and Management” included in our definitive proxy statement relating to our 2015 annual stockholder meeting.

Item 11.	Executive Compensation.

The information required by this item will appear in, and is incorporated by reference from, the sections entitled “Executive Compensation” and “Compensation Committee Interlocks and Insider Participations” included in our definitive proxy statement relating to our 2015 annual stockholder meeting. The information required by Item 407(e)(5) of Regulation S-K will appear in and is incorporated by reference from the section entitled “Compensation Committee Report” included in our definitive proxy statement relating to our 2015 annual stockholder meeting; however, this information shall not be deemed to be filed.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides information about our common stock that may be issued upon the exercise of stock-settled stock appreciation rights, restricted stock units and other rights under all of our existing equity compensation plans as of December 31, 2014, which consist of our 2011 Incentive Award Plan and our Employee Stock Purchase Plan. The material terms of these plans are described in Note 16 to the Consolidated Financial Statements.

Number of shares
remaining available for
	Number of shares to be	Weighted average	future issuance	Total of shares
	issued upon exercise of	exercise price of	under equity compensation	reflected in
	outstanding options,	outstanding options,	plans (excluding securities	columns
Plan category	warrants and rights	warrants and rights	reflected in column (a))	(a) and (c)
	(a)	(b)	(c)	(d)
Equity compensation plans approved by shareholders	11,507,070	$48.94	34,524,242	46,031,312
Equity compensation plans not requiring shareholder approval	—	—	—	—
Total	11,507,070	$48.94	34,524,242	46,031,312

Other information required to be disclosed by Item 12 will appear in, and is incorporated by reference from, the section entitled “Security Ownership of Certain Beneficial Owners and Management” included in our definitive proxy statement relating to our 2015 annual stockholder meeting.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

The information required by this item will appear in, and is incorporated by reference from, the section entitled “Certain Relationships and Related Transactions” and the section entitled “Corporate Governance” included in our definitive proxy statement relating to our 2015 annual stockholder meeting.

Item 14.	Principal Accounting Fees and Services.

The information required by this item will appear in, and is incorporated by reference from, the section entitled “Ratification of Appointment of Independent Registered Public Accounting Firm” included in our definitive proxy statement relating to our 2015 annual stockholder meeting.

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

3.1	Amended and Restated Certificate of Incorporation of Total Renal Care Holdings, Inc. (TRCH), dated December 4, 1995.(1)

3.2	Certificate of Amendment of Certificate of Incorporation of TRCH, dated February 26, 1998.(2)

3.3	Certificate of Amendment of Certificate of Incorporation of DaVita Inc. (formerly Total Renal Care Holdings, Inc.), dated October 5, 2000.(3)

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of DaVita Inc., as amended dated May 30, 2007.(16)

3.5	Certificate of Ownership and Merger Merging DaVita Name Change, Inc. with and into DaVita Inc., as filed with Secretary of State of the State of Delaware on November 1, 2012.(41)

3.6	Amended and Restated Bylaws for DaVita Inc. dated as of March 10, 2011.(17)

4.1	Indenture, dated October 20, 2010, by and among DaVita Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee.(28)

4.2	Indenture, dated October 20, 2010, by and among DaVita Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee.(28)

4.3	Indenture, dated August 28, 2012, by and among DaVita Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee.(38)

4.4	Form of 5.750% Senior Notes due 2022 and related Guarantee (included in exhibit 4.5).(38)

4.5	Indenture, dated June 13, 2014, by and among DaVita HealthCare Partners Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee. (45)

4.6	Form of 5.125% Senior Notes due 2024 and related Guarantee (included in Exhibit 4.5). (45)

4.7

Second Supplemental Indenture for the 6.375% Senior Notes due 2018, dated June 13, 2014, by and among DaVita HealthCare Partners Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee. (46)

4.8

Third Supplemental Indenture for the 6.375% Senior Notes due 2018, dated June 17, 2014, by and among DaVita HealthCare Partners Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee. (46)

4.9

Second Supplemental Indenture for the 6.625% Senior Notes due 2020, dated June 13, 2014, by and among DaVita HealthCare Partners Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee. (46)

4.10

Second Supplemental Indenture for the 5.750% Senior Notes due 2022, dated June 13, 2014, by and among DaVita HealthCare Partners Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee. (46)

10.1	Employment Agreement, dated as of October 19, 2009, by and between DaVita Inc. and Kim M. Rivera.(29)*

10.2	Employment Agreement, dated as of October 31, 2005, effective October 24, 2005, by and between DaVita Inc. and Dennis Kogod.(8)*

10.3	Amendment to Mr. Kogod’s Employment Agreement, effective December 12, 2008.(23)*

10.4	Second Amendment to Mr. Kogod’s Employment Agreement, effective December 31, 2012.(23)*

10.5	Employment Agreement, effective September 22, 2005, by and between DaVita Inc. and James Hilger.(10)*

10.6	Amendment to Mr. Hilger’s Employment Agreement, effective December 12, 2008.(23)*

10.7	Second Amendment to Mr. Hilger’s Employment Agreement, effective December 27, 2012.(43)*

10.8	Employment Agreement, effective July 25, 2008, between DaVita Inc. and Kent J. Thiry.(20)*

10.9	Employment Agreement, effective August 1, 2008, between DaVita Inc. and Allen Nissenson.(21)*

10.10	Employment Agreement, effective March 3, 2008, between DaVita Inc. and David Shapiro.(23)*

10.11	Amendment to Mr. Shapiro’s Employment Agreement, effective December 4, 2008.(23)*

10.12	Employment Agreement, effective March 17, 2010, by and between DaVita Inc. and Javier Rodriguez.(25)*

10.13	Memorandum Relating to Bonus Structure for Kent J. Thiry.(26)*

10.14	Memorandum Relating to Bonus Structure for Dennis L. Kogod.(26)*

10.15	Form of Indemnity Agreement.(15)*

10.16	Form of Indemnity Agreement.(9)*

10.17	Executive Incentive Plan (as Amended and Restated effective January 1, 2009).(24)*

10.18	Executive Retirement Plan.(23)*

10.19	DaVita Voluntary Deferral Plan.(7)*

10.20	Deferred Bonus Plan (Prosperity Plan).(22)*

10.21	Amendment No. 1 to Deferred Bonus Plan (Prosperity Plan).(23)*

10.22	Amended and Restated Employee Stock Purchase Plan.(18)*

10.23	Amended and Restated DaVita Healthcare Partners Inc. Severance Plan.(43)*

10.24	Change in Control Bonus Program.(23)*

10.25	Non-Management Director Compensation Philosophy and Plan.(19)*

10.26	Amended and Restated 2002 Equity Compensation Plan.(6)*

10.27	Amended and Restated 2002 Equity Compensation Plan.(14)*

10.28	Amended and Restated 2002 Equity Compensation Plan.(18)*

10.29	Amended and Restated 2002 Equity Compensation Plan.(23)*

10.30	DaVita Inc. 2002 Equity Compensation Plan.(27)*

10.31	Form of Non-Qualified Stock Option Agreement—Employee (DaVita Inc. 1999 Non-Executive Officer and Non-Director Equity Compensation Plan.(13)*

10.32	Form of Non-Qualified Stock Option Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(4)*

10.33	Form of Non-Qualified Stock Option Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(11)*

10.34	Form of Non-Qualified Stock Option Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(13)*

10.35	Form of Restricted Stock Units Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(4)*

10.36	Form of Restricted Stock Units Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(11)*

10.37	Form of Restricted Stock Units Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(13)*

10.38	Form of Restricted Stock Units Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(23)*

10.39	Form of Stock Appreciation Rights Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(11)*

10.40	Form of Stock Appreciation Rights Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(13)*

10.41	Form of Stock Appreciation Rights Agreement—Board (DaVita Inc. 2002 Equity Compensation Plan).(21)*

10.42	Form of Stock Appreciation Rights Agreement—Board members (DaVita Inc. 2011 Incentive Award Plan).(32)*

10.43	Form of Restricted Stock Units Agreement—Board (DaVita Inc. 2002 Equity Compensation Plan).(21)*

10.44	Form of Restricted Stock Units Agreement—Board members (DaVita Inc. 2011 Incentive Award Plan).(32)*

10.45	Form of Non-Qualified Stock Option Agreement—Board (DaVita Inc. 2002 Equity Compensation Plan).(21)*

10.46	Form of Stock Appreciation Rights Agreement—Executives (DaVita Inc. 2011 Incentive Award Plan).(32)*

10.47	Form of Restricted Stock Units Agreement—Executives (DaVita Inc. 2011 Incentive Award Plan).(32)*

10.48	Form of Restricted Stock Units Agreement (DaVita Inc. 2011 Incentive Award Plan). (43)*

10.49	Form of Stock Appreciation Rights Agreement (DaVita Inc. 2011 Incentive Award Plan). (43)*

10.50	Form of Long-Term Incentive Program Award Agreement (For 162(m) designated teammates) (DaVita Inc. 2011 Incentive Award Plan).(43)*

10.51	Form of Long-Term Incentive Program Award Agreement (DaVita Inc. 2011 Incentive Award Plan). (43)*

10.52

Credit Agreement, dated as of June 24, 2014, by and among DaVita Healthcare Partners Inc., the guarantors the guarantors party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, Barclays Bank PLC, and Wells Fargo Bank, National Association as Co-Syndication Agents, Bank of America, N.A., Credit Suisse AG, Goldman Sachs Bank USA, JPMorgan Chase Bank, N.A., Morgan Stanley Senior Funding, Inc., and SunTrust Bank, as Co-Documentation Agents, Barclays Bank PLC, Wells Fargo Securities, LLC, Credit Suisse Securities (USA) LLC, Goldman Sachs Bank USA, J.P. Morgan Securities, LLC, Bank of America, N.A., Morgan Stanley Senior Funding, Inc., and SunTrust Robinson Humphrey, Inc. as Joint Lead Arrangers and Joint Bookrunners, The Bank of Nova Scotia, Credit Agricole Securities (USA) Inc., The Bank of Tokyo-Mitsubishi UFJ, Ltd., and Sumitomo Mitsui Banking Corporation, as Senior Managing Agents, HSBC Securities (USA) Inc., Fifth Third Bank, and Compass Bank as Managing Agents. (46)

10.53

Amendment No. 1, dated as of August 14, 2012, to the Credit Agreement, dated as of October 20, 2010, by and among DaVita Inc., the several banks and other financial institutions or entities from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and JPMorgan Chase Bank, N.A., as Issuing Lender and Swingline Lender, and the other agents from time to time parties thereto.(39)

10.54

Amendment No. 2 to the Credit Agreement, dated as of August 24, 2012, by and among DaVita Inc., the several banks and other financial institutions or entities from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and JPMorgan Chase Bank, N.A., as Issuing Lender and Swingline Lender, and the other agents from time to time parties thereto.(38)

10.55	Perfection Certificate executed as of October 20, 2010 and delivered in connection with the closing of the Credit Agreement filed as Exhibit 10.68.(34)**

10.56	Amended and Restated Alliance and Product Supply Agreement, dated as of August 25, 2006, among Gambro Renal Products, Inc., DaVita Inc. and Gambro AB.(12)**

10.57	Dialysis Organization Agreement between DaVita Inc. and Amgen USA Inc. dated December 20, 2007.(22)**

10.58	Dialysis Organization Agreement between DaVita Inc. and Amgen USA Inc. dated December 17, 2010.(30)**

10.59	Amended and Restated DaVita HealthCare Partners Inc. 2011 Incentive Award Plan.(46)*

10.60	Amendment No. 2 to Dialysis Organization Agreement between DaVita Inc. and Amgen USA Inc. effective as of July 1, 2011.(33)**

10.61	Sourcing and Supply Agreement between DaVita Inc. and Amgen USA Inc. effective as of January 1, 2012.(35)**

10.62	Amendment No. 1 to Sourcing and Supply Agreement between DaVita HealthCare Partners Inc. and Amgen USA Inc. effective as of January 1, 2013. (43)**

10.63	Voting Agreement, dated as of May 20, 2012, by and among DaVita Inc., HealthCare Partners Holdings, LLC, and HealthCare Partners Medical Group.(36)

10.64	Support Agreement, dated as of May 20, 2012, by and among DaVita Inc., HealthCare Partners Holdings, LLC, and Dr. Robert Margolis.(36)

10.65	Support Agreement, dated as of May 20, 2012, by and among DaVita Inc., HealthCare Partners Holdings, LLC, and Dr. William Chin.(36)

10.66	Support Agreement, dated as of May 20, 2012, by and among DaVita Inc., HealthCare Partners Holdings, LLC, and Matthew Mazdyasni.(36)

10.67	Support Agreement, dated as of May 20, 2012, by and among DaVita Inc., HealthCare Partners Holdings, LLC, and Dr. Thomas Paulsen.(36)

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

10.71	Employment Agreement, dated as of May 20, 2012, effective as of the November 1, 2012, by and among Dr. Robert Margolis, DaVita Inc. and HealthCare Partners Holdings, LLC.(40)*

10.72	Amendment to Dr. Margolis’ Employment Agreement, effective December 31, 2012. (43)*

10.73	Employment Agreement, effective July 5, 2013, between DaVita HealthCare Partners Inc. and Garry E. Menzel.(42)*

10.74

Form of 2014 Long Term Incentive Program Cash Performance Award Agreement under the DaVita HealthCare Partners Inc. 2011 Incentive Award Plan and Long-Term Incentive Program (for 162(m) designated teammates). (47) * **

10.75	Form of 2014 Long Term Incentive Program Cash Performance Award Agreement under the DaVita HealthCare Partners Inc. 2011 Incentive Award Plan and Long-Term Incentive Program. (47)* **

10.76

Form of 2014 Long Term Incentive Program Performance Stock Units Agreement under the DaVita HealthCare Partners Inc. 2011 Incentive Award Plan and Long-Term Incentive Program (for 162(m) designated teammates). (47) * **

10.77	Form of 2014 Long Term Incentive Program Restricted Stock Units Agreement under the DaVita HealthCare Partners Inc. 2011 Incentive Award Plan and Long-Term Incentive Program. (47)*

10.78	Form of 2014 Long Term Incentive Program Stock Appreciation Rights Agreement under the DaVita HealthCare Partners Inc. 2011 Incentive Award Plan and Long-Term Incentive Program. (47)*

10.79	Corporate Integrity Agreement, dated as of October 22, 2014, by and among the Office of Inspector General of The Department of Health and Human Services and DaVita HealthCare Partners, Inc. (48)

12.1	Computation of Ratio of Earnings to Fixed Charges.✓

14.1	DaVita Inc. Corporate Governance Code of Ethics.(5)

21.1	List of our subsidiaries.✓

23.1	Consent of KPMG LLP, independent registered public accounting firm.✓

24.1	Powers of Attorney with respect to DaVita. (Included on Page II-1).

31.1	Certification of the Chief Executive Officer, dated February 26, 2015, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.✓

31.2	Certification of the Chief Financial Officer, dated February 26, 2015, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.✓

32.1	Certification of the Chief Executive Officer, dated February 26, 2015, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.✓

32.2	Certification of the Chief Financial Officer, dated February 26, 2015, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.✓

101.INS	XBRL Instance Document.✓

101.SCH	XBRL Taxonomy Extension Schema Document.✓

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.✓

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.✓

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.✓

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.✓

✓	Included in this filing.
*	Management contract or executive compensation plan or arrangement.
**	Portions of this exhibit are subject to a request for confidential treatment and have been redacted and filed separately with the SEC.
(1)	Filed on March 18, 1996 as an exhibit to the Company’s Transitional Report on Form 10-K for the transition period from June 1, 1995 to December 31, 1995.
(2)	Filed on March 31, 1998 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.
(3)	Filed on March 20, 2001 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.
(4)	Filed on November 8, 2004 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.
(5)	Filed on February 27, 2004 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
(6)	Filed on May 4, 2005 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.
(7)	Filed on November 8, 2005 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.
(8)	Filed on November 4, 2005 as an exhibit to the Company’s Current Report on Form 8-K.
(9)	Filed on March 3, 2005 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
(10)	Filed on August 7, 2006 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2006.
(11)	Filed on July 6, 2006 as an exhibit to the Company’s Current Report on Form 8-K.
(12)	Filed on November 3, 2006 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
(13)	Filed on October 18, 2006 as an exhibit to the Company’s Current Report on Form 8-K.
(14)	Filed on July 31, 2006 as an exhibit to the Company’s Current Report on Form 8-K.
(15)	Filed on December 20, 2006 as an exhibit to the Company’s Current Report on Form 8-K.
(16)	Filed on August 6, 2007 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

(17)	Filed on March 17, 2011 as an exhibit to the Company’s Current Report on Form 8-K/A.
(18)	Filed on June 4, 2007 as an exhibit to the Company’s Current Report on Form 8-K.
(19)	Filed on May 8, 2008 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.
(20)	Filed on July 31, 2008 as an exhibit to the Company’s Current Report on Form 8-K.
(21)	Filed on November 6, 2008 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.
(22)	Filed on February 29, 2008 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
(23)	Filed on February 27, 2009 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008
(24)	Filed on June 18, 2009 as an exhibit to the Company’s Current Report on Form 8-K.
(25)	Filed on April 14, 2010 as an exhibit to the Company’s Current Report on Form 8-K.
(26)	Filed on May 3, 2010 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.
(27)	Filed on April 28, 2010 as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A.
(28)	Filed on October 21, 2010 as an exhibit to the Company’s Current Report on Form 8-K.
(29)	Filed on February 25, 2010 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
(30)	Filed on December 29, 2011 as an exhibit to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2010.
(31)	Filed on April 28, 2014 as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A.
(32)	Filed on August 4, 2011 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.
(33)	Filed on December 29, 2011 as an exhibit to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2011.
(34)	Filed on January 17, 2012 as an exhibit to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2011.
(35)	Filed on February 24, 2012 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.
(36)	Filed on May 21, 2012 as an exhibit to the Company’s Current Report on Form 8-K.
(37)	Filed on July 9, 2012 as an exhibit to the Company’s Current Report on Form 8-K.
(38)	Filed on August 28, 2012 as an exhibit to the Company’s Current Report on Form 8-K.
(39)	Filed on September 18, 2012 as an exhibit to the Company’s Current Report on Form 8-K.
(40)	Filed on September 18, 2012 as an exhibit to Amendment No. 2 to the Company’s Registration Statement on Form S-4.
(41)	Filed on November 1, 2012 as an exhibit to the Company’s Current Report on Form 8-K.
(42)	Filed on August 7, 2013 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.
(43)	Filed on February 28, 2013 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
(44)	Filed on February 21, 2014 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
(45)	Filed on June 16, 2014 as an exhibit to the Company’s Current Report on Form 8-K.
(46)	Filed on August 1, 2014 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.
(47)	Filed on November 6, 2014 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.
(48)	Filed on October 23, 2014 as an exhibit to the Company’s Current Report on Form 8-K.

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

During the last fiscal year, the Company conducted an evaluation, under the oversight of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s internal control over financial reporting. This evaluation was completed based on the criteria established in the report titled “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based upon our evaluation under the COSO framework, we have concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014.

The Company’s independent registered public accounting firm, KPMG LLP, has issued an attestation report on the Company’s internal control over financial reporting, which report is included in this Annual Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

DaVita HealthCare Partners Inc.:

We have audited the accompanying consolidated balance sheets of DaVita HealthCare Partners Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DaVita HealthCare Partners Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), DaVita HealthCare Partners Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Seattle, Washington

February 26, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

DaVita HealthCare Partners Inc.:

We have audited DaVita HealthCare Partners Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). DaVita HealthCare Partners Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, DaVita HealthCare Partners Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of DaVita HealthCare Partners Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated February 26, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Seattle, Washington

February 26, 2015

DAVITA HEALTHCARE PARTNERS INC.

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data)

	Year ended December 31,
	2014	2013	2012
Patient service revenues	$8,868,338	$8,307,195	$7,351,902
Less: Provision for uncollectible accounts	(366,884)	(293,546)	(235,218)
Net patient service revenues	8,501,454	8,013,649	7,116,684
Capitated revenues	3,261,288	2,987,315	481,336
Other revenues	1,032,364	763,086	588,260
Total net revenues	12,795,106	11,764,050	8,186,280
Operating expenses and charges:
Patient care costs and other costs	9,119,305	8,198,377	5,583,549
General and administrative	1,261,506	1,176,485	889,879
Depreciation and amortization	590,935	528,737	341,969
Provision for uncollectible accounts	14,453	4,852	4,339
Equity investment income	(23,234)	(34,558)	(16,377)
Loss contingency reserve and other legal settlements	17,000	397,000	85,837
Contingent earn-out obligation adjustment	—	(56,977)	—
Total operating expenses and charges	10,979,965	10,213,916	6,889,196
Operating income	1,815,141	1,550,134	1,297,084
Debt expense	(410,294)	(429,943)	(288,554)
Debt refinancing charges	(97,548)	—	(10,963)
Other income, net	2,374	4,787	3,737
Income from continuing operations before income taxes	1,309,673	1,124,978	1,001,304
Income tax expense	446,343	381,013	359,845
Income from continuing operations	863,330	743,965	641,459
Discontinued operations:
Loss from operations of discontinued operations, net of tax	—	(139)	(222)
Gain on disposal of discontinued operations, net of tax	—	13,375	—
Net income	863,330	757,201	641,237
Less: Net income attributable to noncontrolling interests	(140,216)	(123,755)	(105,220)
Net income attributable to DaVita HealthCare Partners Inc.	$723,114	$633,446	$536,017
Earnings per share:
Basic income from continuing operations per share attributable to DaVita HealthCare Partners Inc.	$3.41	$2.95	$2.79
Basic net income per share attributable to DaVita HealthCare Partners Inc.	$3.41	$3.02	$2.79
Diluted income from continuing operations per share attributable to DaVita HealthCare Partners Inc.	$3.33	$2.89	$2.74
Diluted net income per share attributable to DaVita HealthCare Partners Inc.	$3.33	$2.95	$2.74
Weighted average shares for earnings per share:
Basic	212,301,827	209,939,364	192,035,878
Diluted	216,927,681	214,763,887	195,942,160
Amounts attributable to DaVita HealthCare Partners Inc.:
Income from continuing operations	$723,114	$620,197	$536,236
Discontinued operations	—	13,249	(219)
Net income	$723,114	$633,446	$536,017

See notes to consolidated financial statements.

DAVITA HEALTHCARE PARTNERS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

	Year ended December 31,
	2014	2013	2012
Net income	$863,330	$757,201	$641,237
Other comprehensive income (losses), net of tax:
Unrealized (losses) gain on interest rate swap and cap agreements:
Unrealized (losses) gain on interest rate swap and cap agreements	(10,059)	169	(6,204)
Reclassifications of net swap and cap agreements realized losses into net income	10,608	12,889	10,130
Unrealized gains on investments:
Unrealized gains on investments	238	2,300	1,541
Reclassification of net investment realized gains into net income	(207)	(490)	(75)
Foreign currency translation adjustments	(22,952)	(2,216)	(1,205)
Other comprehensive (losses) income	(22,372)	12,652	4,187
Total comprehensive income	840,958	769,853	645,424
Less: Comprehensive income attributable to noncontrolling interests	(140,216)	(123,755)	(105,220)
Comprehensive income attributable to DaVita HealthCare Partners Inc.	$700,742	$646,098	$540,204

See notes to consolidated financial statements.

DAVITA HEALTHCARE PARTNERS INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	December 31, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$965,241	$946,249
Short-term investments	337,399	6,801
Accounts receivable, less allowance of $242,674 and $237,143	1,525,849	1,485,163
Inventories	136,085	88,805
Other receivables	400,916	349,090
Other current assets	186,842	176,414
Income tax receivable	83,839	10,315
Deferred income taxes	240,626	409,441
Total current assets	3,876,797	3,472,278
Property and equipment, net	2,469,099	2,189,411
Intangibles, net	1,949,498	2,024,373
Equity investments	65,637	40,686
Long-term investments	89,389	79,557
Other long-term assets	77,000	79,598
Goodwill	9,415,295	9,212,974
	$17,942,715	$17,098,877
LIABILITIES AND EQUITY
Accounts payable	$445,453	$435,465
Other liabilities	506,579	464,422
Accrued compensation and benefits	698,475	603,013
Medical payables	314,347	287,452
Loss contingency reserve	3,644	397,000
Current portion of long-term debt	120,154	274,697
Total current liabilities	2,088,652	2,462,049
Long-term debt	8,383,280	8,141,231
Other long-term liabilities	389,806	380,337
Deferred income taxes	890,701	812,419
Total liabilities	11,752,439	11,796,036
Commitments and contingencies
Noncontrolling interests subject to put provisions	829,965	697,300
Equity:
Preferred stock ($0.001 par value, 5,000,000 shares authorized; none issued)
Common stock ($0.001 par value, 450,000,000 shares authorized; 215,640,968 and 213,163,248 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively)	216	213
Additional paid-in capital	1,108,211	1,070,922
Retained earnings	4,087,103	3,363,989
Accumulated other comprehensive loss	(25,017)	(2,645)
Total DaVita HealthCare Partners Inc. shareholders' equity	5,170,513	4,432,479
Noncontrolling interests not subject to put provisions	189,798	173,062
Total equity	5,360,311	4,605,541
	$17,942,715	$17,098,877

See notes to consolidated financial statements.

DAVITA HEALTHCARE PARTNERS INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(dollars in thousands)

	Year ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$863,330	$757,201	$641,237
Adjustments to reconcile net income to cash provided by operating activities:
Loss contingency accrual	17,000	397,000	—
Depreciation and amortization	590,935	528,119	343,908
Debt refinancing charges	97,548	—	—
Stock-based compensation expense	56,743	59,998	45,384
Tax benefits from stock award exercises	59,119	46,898	88,964
Excess tax benefits from stock award exercises	(45,271)	(36,197)	(62,036)
Deferred income taxes	210,955	(25,380)	43,765
Equity investment income, net	10,125	2,872	3,384
Other non-cash charges and losses on disposal of assets	39,274	(31,351)	30,390
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivable	(40,676)	(59,640)	(47,673)
Inventories	(46,398)	(8,971)	4,052
Other receivables and other current assets	(61,674)	(108,434)	51,730
Other long-term assets	2,916	17,731	(1,775)
Accounts payable	(2,956)	16,666	40,878
Accrued compensation and benefits	97,261	38,368	18,476
Other current liabilities	83,590	78,817	11,083
Loss contingency reserve	(410,356)	—	—
Income taxes	(60,475)	33,499	(129,948)
Other long-term liabilities	(1,583)	66,145	19,029
Net cash provided by operating activities	1,459,407	1,773,341	1,100,848
Cash flows from investing activities:
Additions of property and equipment, net	(641,330)	(617,597)	(550,146)
Acquisitions	(272,094)	(310,394)	(4,294,077)
Proceeds from asset sales	8,791	62,258	3,559
Purchase of investments available-for-sale	(8,440)	(12,445)	(3,935)
Purchase of investments held-to-maturity	(472,628)	(1,039)	(7,418)
Proceeds from sale of investments available-for-sale	2,475	4,158	7,211
Proceeds from investments held-to-maturity	141,072	1,376	14,530
Purchase of intangible assets	(1,018)	(2,391)	(830)
Purchase of equity investments	(35,382)	(1,305)	(1,352)
Distributions received on equity investments	825	497	8
Net cash used in investing activities	(1,277,729)	(876,882)	(4,832,450)
Cash flows from financing activities:
Borrowings	60,038,508	66,286,097	43,248,175
Payments on long-term debt, contingent earn-out obligations and other financing costs	(60,046,487)	(66,723,385)	(39,286,027)
Deferred financing and debt redemption costs	(122,988)	(719)	(57,241)
Distributions to noncontrolling interests	(149,339)	(139,326)	(113,504)
Stock award exercises and other share issuances, net	19,500	16,423	6,647
Excess tax benefits from stock award exercises	45,271	36,197	62,036
Contributions from noncontrolling interests	64,655	36,996	37,395
Proceeds from sales of additional noncontrolling interests	3,777	8,295	1,664
Purchases from noncontrolling interests	(17,876)	(3,569)	(26,761)
Net cash (used in) provided by financing activities	(164,979)	(482,991)	3,872,384
Effect of exchange rate changes on cash and cash equivalents	2,293	(967)	(786)
Net increase in cash and cash equivalents	18,992	412,501	139,996
Cash and cash equivalents at beginning of the year	946,249	533,748	393,752
Cash and cash equivalents at end of the year	$965,241	$946,249	$533,748

See notes to consolidated financial statements.

DAVITA HEALTHCARE PARTNERS INC.

CONSOLIDATED STATEMENTS OF EQUITY

(dollars and shares in thousands)

		DaVita HealthCare Partners Inc. Shareholders' Equity								Non-
	Non-	Common stock				Treasury stock				controlling
	controlling interests subject to put provisions	Shares	Amount	Additional paid-in capital	Retained earnings	Shares	Amount	Accumulated other comprehensive income (loss)	Total	interests not subject to put provisions
Balance at December 31, 2011	$478,216	269,725	$270	$596,165	$3,195,818	(82,442)	$(1,631,694)	$(19,484)	$2,141,075	$127,050
Comprehensive income:
Net income	66,456				536,017				536,017	38,764
Other comprehensive income								4,187	4,187
Stock purchase shares issued				4,311		203	4,011		8,322
Stock unit shares issued				(8,303)		419	8,303		—
Stock options and SSARs exercised				(83,558)		4,332	85,733		2,175
Stock-based compensation expense				45,384					45,384
Excess tax benefits from stock awards exercised				62,036					62,036
Issuance of common stock associated with the HCP acquisition				684,161		18,760	371,311		1,055,472
Assumption of noncontrolling interests associated with the HCP acquisition										29,850
Distributions to noncontrolling interests	(70,133)									(43,371)
Contributions from noncontrolling interests	26,371									11,024
Sales and assumptions of additional noncontrolling interests	20,124			1,064					1,064	2,432
Purchases from noncontrolling interests	(5,229)			(20,694)					(20,694)	(838)
Changes in fair value of noncontrolling interests	71,901			(71,901)					(71,901)
Held for sale reclassification	(7,014)
Purchase accounting adjustment										(11,123)
Balance at December 31, 2012	$580,692	269,725	$270	$1,208,665	$3,731,835	(58,728)	$(1,162,336)	$(15,297)	$3,763,137	$153,788
Comprehensive income:
Net income	78,215				633,446				633,446	45,540
Other comprehensive income								12,652	12,652
Stock purchase shares issued		238		12,817					12,817
Stock unit shares issued		7		(3,286)		164	3,247		(39)
Stock-settled SAR shares issued		313		(29,025)		1,444	28,561		(464)
Stock-based compensation expense				59,998					59,998
Excess tax benefits from stock awards exercised				36,197					36,197
Distributions to noncontrolling interests	(80,353)									(58,973)
Contributions from noncontrolling interests	22,053									14,943
Sales and assumptions of additional noncontrolling interests	23,642			(1,442)					(1,442)	10,770
Purchases from noncontrolling interests	(512)			(3,119)					(3,119)	(147)
Expiration of put option and other reclassification	(7,141)									7,141
Changes in fair value of noncontrolling interests	80,704			(80,704)					(80,704)
Treasury stock retirement		(57,120)	(57)	(129,179)	(1,001,292)	57,120	1,130,528		-
Balance at December 31, 2013	$697,300	213,163	$213	$1,070,922	$3,363,989	$-	$-	$(2,645)	$4,432,479	$173,062

DAVITA HEALTHCARE PARTNERS INC.

CONSOLIDATED STATEMENTS OF EQUITY—(continued)

(dollars and shares in thousands)

		DaVita HealthCare Partners Inc. Shareholders' Equity								Non-
	Non-	Common stock				Treasury stock				controlling
	controlling interests subject to put provisions	Shares	Amount	Additional paid-in capital	Retained earnings	Shares	Amount	Accumulated other comprehensive income (loss)	Total	interests not subject to put provisions
Comprehensive income:
Net income	88,425				723,114				723,114	51,791
Other comprehensive income	—							(22,372)	(22,372)	—
Stock purchase shares issued		298	—	19,010					19,010
Stock unit shares issued		304	1	(28)					(27)
Stock-settled SAR shares issued		1,876	2	(2)					—
Stock-settled stock-based compensation expense				54,969					54,969
Excess tax benefits from stock awards exercised				45,271					45,271
Distributions to noncontrolling interests	(93,884)									(55,455)
Contributions from noncontrolling interests	41,876									22,779
Sales and assumptions of additional noncontrolling interests	25,220			355					355	4,165
Purchases from noncontrolling interests	(6,111)			(5,357)					(5,357)	(6,544)
Other reclassification				210					210
Changes in fair value of noncontrolling interests	77,139			(77,139)					(77,139)
Balance at December 31, 2014	$829,965	215,641	$216	$1,108,211	$4,087,103	—	$—	$(25,017)	$5,170,513	$189,798

See notes to consolidated financial statements.

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

1.	Organization and summary of significant accounting policies

Organization

DaVita HealthCare Partners Inc. operates two major divisions, Kidney Care and HealthCare Partners (HCP). Kidney Care is comprised of the Company’s U.S. dialysis and related lab services, our ancillary services and strategic initiatives, including our international operations, and our corporate support costs. The Company’s largest line of business is its U.S. dialysis and related lab services business, which operates kidney dialysis centers and provides related lab services primarily in outpatient dialysis centers and in contracted hospitals within the U.S. As of December 31, 2014, the Company operated or provided administrative services through a network of 2,179 U.S. outpatient dialysis centers in 46 states and the District of Columbia, serving approximately 173,000 patients. The Company’s HCP division is a patient- and physician-focused integrated healthcare delivery and management company that provides medical services to members primarily through capitation contracts with some of the nation’s leading health plans.

As of December 31, 2014, the Company operated or provided administrative services to 91 outpatient dialysis centers located in ten countries outside of the U.S.

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

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions that affect the reported amounts of revenues, expenses, assets, liabilities, contingencies and noncontrolling interests subject to put provisions. Although actual results in subsequent periods will differ from these estimates, such estimates are developed based on the best information available to management and management’s best judgments at the time. All significant assumptions and estimates underlying the amounts reported in the financial statements and accompanying notes are regularly reviewed and updated when necessary. Changes in estimates are reflected in the financial statements based upon on-going actual experience trends, or subsequent settlements and realizations depending on the nature and predictability of the estimates and contingencies. Interim changes in estimates related to annual operating costs are applied prospectively within annual periods.

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

Revenues associated with Medicare and Medicaid programs are recognized based on: (a) the payment rates that are established by statute or regulation for the portion of payment rates paid by the government payor (e.g., 80% for Medicare patients) and (b) for the portion not paid by the primary government payor, estimates of the amounts ultimately collectible from other government programs paying secondary coverage (e.g., Medicaid secondary coverage), the patient’s commercial health plan secondary coverage, or the patient. The Company’s reimbursements from Medicare are subject to certain variations under Medicare’s single bundled payment rate system, whereby reimbursements can be adjusted for certain patient characteristics and other factors. The Company’s revenue recognition will depend upon its ability to effectively capture, document and bill for Medicare’s base payment rate as well as these other variable factors.

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

Capitated revenue

HCP capitated revenue

The Company’s associated medical groups are licensed to contract with health maintenance organizations (HMOs), to provide physician services in California under capitation contracts, and to provide both hospital and physician services under global risk capitation contracts in Florida, Nevada and Arizona. HCP’s revenues consist primarily of fees for medical services provided by these medical group entities’ payments from capitated contracts with various HMOs and revenues under risk-sharing programs. Capitation revenue under HMO contracts is prepaid monthly based on the number of enrollees electing physicians affiliated with one of the medical group entities as their health care provider, regardless of the level of actual medical services utilized. Capitation revenue is reported as revenue in the month in which enrollees are entitled to receive health care. A portion of the capitation revenue pertaining to Medicare enrollees is subject to possible retroactive premium risk adjustments based on their individual acuity. Due to lack of sufficient data to project the amount of such retroactive adjustments, the Company records any corresponding retroactive revenues in the year of receipt.

Depending on the applicable state regulation regarding global risk capitation, revenues may be received by the Company or by an independent hospital with which the Company contracts under various managed care-related administrative services agreements. In the Florida, Nevada and Arizona service markets, the global capitation revenue is recorded by the Company with the corresponding cost of medical care reported by the Company as patient care costs. In California, the Company receives professional capitation and either the health plan retains the capitated revenues in a shared risk pool or the independent hospitals receive the institutional capitation revenues. The revenues are used to pay medical claims for the related enrollees. The Company is entitled to any residual amounts and bears the risk of any deficits. In all cases, an estimate is made for the cost of medical services that have been incurred and where no medical claim has been received (IBNR).

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

Under risk-sharing programs, the medical groups share in the risk for hospitalization services and earn additional incentive revenues or incur penalties based on the utilization of hospital services. Estimated shared-risk receivables from the HMOs are recorded based upon hospital utilization and associated costs incurred by assigned HMO enrollees, including an estimate of IBNR compared to budgeted funding. Differences between actual contract settlements and estimated receivables or payables are recorded in the year of final settlement. The medical groups also receive other incentive payments from health plans based on specified performance and quality criteria. These amounts are accrued when earned and the amounts can be reasonably estimated, and are included in HCP’s capitated revenues. HCP recently obtained a restricted Knox-Keene license in California, which now permits HCP to enter into contracts with health plans allowing it to recognize revenue in 2014 under global capitation arrangements for both professional and institutional services.

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

Funds on deposit with a third party

The Company has established a risk sharing arrangement with a California hospital, wherein the Company shares in any surplus or deficit. One of the terms of this agreement is the establishment of a segregated investment fund to ensure adequate cash to pay IBNR. The Company and the hospital monitor the reserve balance to maintain the adequacy of funds on deposit. The Company has $81,276 in such funds as of December 31, 2014, in other current assets on the consolidated balance sheet.

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

Property and equipment

Property and equipment is stated at cost less accumulated depreciation and amortization and is further reduced by any impairments. Maintenance and repairs are charged to expense as incurred. Depreciation and amortization expenses are computed using the straight-line method over the useful lives of the assets estimated as follows: buildings, 20 to 40 years; leasehold improvements, the shorter of their economic useful life or the expected lease term; and equipment and information systems, principally three to eight years. Disposition gains and losses are included in current operating expenses.

Amortizable intangibles

Amortizable intangible assets and liabilities include customer relationships, trade names, provider networks, supply agreements, practice management tools, non-competition and similar agreements, lease agreements, hospital acute services contracts and deferred debt financing costs, each of which have finite useful lives. Amortization expense is computed using the straight-line method over the useful lives of the assets estimated as follows: customer relationships, ten to twenty years; trade names, provider networks and practice management tools, two to fifteen years; non-competition and similar agreements, two to ten years; the alliance and product supply agreement, ten years; and lease agreements and hospital acute service contracts, over the term of the lease or contract period, respectively. Deferred debt financing costs are amortized to debt expense over the term of the related debt using the effective interest method.

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

Goodwill

Goodwill represents the difference between the fair value of businesses acquired and the fair value of the identifiable tangible and intangible net assets acquired. Goodwill is not amortized, but is assessed for valuation impairment as circumstances may warrant and at least annually. An impairment charge would be recorded to the extent the carrying amount of goodwill exceeds its implied fair value. The Company operates several reporting units for goodwill impairment assessments. See Note 10 to the consolidated financial statements for further details.

Impairment of long-lived assets

Long-lived assets, including property and equipment, equity investments in non-consolidated businesses and amortizable intangible assets are reviewed for possible impairment whenever significant events or changes in circumstances indicate that an impairment may have occurred, including changes in the Company’s business strategy and plans, changes in the quality or structure of its relationships with its partners or deteriorating operating performance of individual outpatient dialysis centers or other operations. An impairment is indicated when the sum of the expected future undiscounted net cash flows identifiable to an asset group is less than its carrying amount. Impairment losses are measured based upon the difference between the actual or estimated fair values, which are based on market values, net realizable values or projections of discounted net cash flows, as appropriate, and the carrying amount of the asset. Impairment charges are included in operating expenses. Indefinite-lived intangible assets are reviewed for possible impairment at least annually and whenever significant events or changes in circumstances indicate that an impairment may have occurred.

Self insurance

The Company’s Kidney Care division maintains insurance reserves for professional and general liability and workers’ compensation in excess of certain individual and or aggregate amounts not covered by third-party carriers. The Company’s Kidney Care division estimates the self-insured retention portion of professional and general liability and workers’ compensation risks using third-party actuarial calculations that are based upon historical claims experience and expectations for future claims. In addition, HCP has purchased its primary professional and general liability insurance from California Medical Group Insurance (CMGI) in which the Company owns an equity interest of 67%.

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

An estimate of amounts due to contracted physicians, hospitals, and other professional providers for members under global and professional risk arrangements is included in medical payables in the accompanying consolidated balance sheets. Medical payables include claims reported as of the balance sheet date and estimates of IBNR. Such estimates are developed using actuarial methods and are based on many variables, including the utilization of health care services, historical payment patterns, cost trends, product mix, seasonality, changes in membership, and other factors. The estimation methods and the resulting reserves are continually reviewed and updated. Many of the medical contracts are complex in nature and may be subject to differing interpretations regarding amounts due for the provision of various services. Such differing interpretations may not come to light until a substantial period of time has passed following the contract implementation. Any adjustments to reserves are reflected in current operations.

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

Interest rate swap and cap agreements

The Company has several interest rate swap agreements as a means of hedging its exposure to and volatility from LIBOR variable-based interest rate changes as part of its overall interest rate risk management strategy. These agreements are designated as cash flow hedges and are not held for trading or speculative purposes. The swap agreements have the economic effect of converting the majority of the LIBOR variable component of the Company’s interest rate to fixed rates on the Company’s Term Loan A outstanding balances. In addition, the Company has several interest rate cap agreements that have the economic effect of capping the Company’s maximum exposure to LIBOR variable interest rate changes on specific portions of the Company’s Term Loan B totaling $2,735,000. The Company also maintains several forward interest rate cap agreements with notional amounts totaling $3,500,000 that will be effective September 30, 2016 and will have economic effect of capping the LIBOR variable component of the Company’s interest rate at a maximum of 3.50% on an equivalent of the Company’s debt. See Note 14 to the consolidated financial statements for further details.

Noncontrolling interests

Noncontrolling interests represent third-party minority equity ownership interests in consolidated entities which are majority-owned by the Company, as well as the equity ownership interests in entities that are not owned by the Company but which are consolidated for financial statement reporting purposes. As of December 31, 2014, third parties held noncontrolling ownership interests in approximately 380 consolidated legal entities.

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

New accounting standards

On January 1, 2013, the Company adopted the Financial Accounting Standards Boards (FASB) ASU No. 2013-02 Comprehensive Income. This standard requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. See Note 20 to the consolidated financial statements for further details.

In July 2013, the FASB issued ASU No. 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. This standard amends the acceptable benchmark interest rates to permit the inclusion of the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes in addition to U.S. government (UST) and LIBOR. The amendment also removes the restriction on using different benchmark rates for similar hedges. This standard is applied prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

The reconciliations of the numerators and denominators used to calculate basic and diluted net income per share are as follows:

	Year ended December 31,
	2014	2013	2012
	(shares in thousands)
Basic:
Income from continuing operations attributable to DaVita HealthCare Partners Inc.	$723,114	$620,197	$536,236
Discontinued operations attributable to DaVita HealthCare Partners Inc.	—	13,249	(219)
Net income attributable to DaVita HealthCare Partners Inc. for basic earnings per share calculation	$723,114	$633,446	$536,017
Weighted average shares outstanding during the period	214,496	212,128	192,396
Vested stock units	—	5	6
Contingently returnable shares held in escrow for the DaVita HealthCare Partners merger	(2,194)	(2,194)	(366)
Weighted average shares for basic earnings per share calculation	212,302	209,939	192,036
Basic income from continuing operations per share attributable to DaVita HealthCare Partners Inc.	$3.41	$2.95	$2.79
Basic income from discontinued operations per share attributable to DaVita HealthCare Partners Inc.	—	0.07	—
Basic net income per share attributable to DaVita HealthCare Partners Inc.	$3.41	$3.02	$2.79
Diluted:
Income from continuing operations attributable to DaVita HealthCare Partners Inc.	$723,114	$620,197	$536,236
Discontinued operations attributable to DaVita HealthCare Partners Inc.	—	13,249	(219)
Net income attributable to DaVita HealthCare Partners Inc. for diluted earnings per share calculation	$723,114	$633,446	$536,017
Weighted average shares outstanding during the period	214,496	212,128	192,396
Vested stock units	—	5	6
Assumed incremental shares from stock plans	2,432	2,631	3,540
Weighted average shares for diluted earnings per share calculation	216,928	214,764	195,942
Diluted income from continuing operations per share attributable to DaVita HealthCare Partners Inc.	$3.33	$2.89	$2.74
Diluted income from discontinued operations per share attributable to DaVita HealthCare Partners Inc.	—	0.06	—
Diluted net income per share attributable to DaVita HealthCare Partners Inc.	$3.33	$2.95	$2.74
Anti-dilutive stock-settled awards excluded from calculation(1)	1,715	4,194	2,616

(1)	Shares associated with stock-settled stock appreciation rights and stock options excluded from the diluted denominator calculation because they are anti-dilutive under the treasury stock method.

3.	Accounts receivable

Approximately 12% and 14% of the Company’s accounts receivable balances as of December 31, 2014 and 2013, respectively, were more than six months old, and there were no significant balances over one year old. Accounts receivable are principally from Medicare and Medicaid programs and commercial insurance plans.

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

Accounts receivable are reduced by an allowance for doubtful accounts. In evaluating the ultimate collectability of its accounts receivable, the Company analyzes its historical cash collection experience and trends for each of its government payors and commercial payors to estimate the adequacy of the allowance for doubtful accounts and the amount of the provision for uncollectible accounts. Management regularly updates its analysis based upon the most recent information available to it to determine its current provision for uncollectible accounts and the adequacy of its allowance for doubtful accounts. For receivables associated with dialysis patient services covered by government payors, like Medicare, the Company receives 80% of the payment directly from Medicare as established under the government’s bundled payment system and determines an appropriate allowance for doubtful accounts and provision for uncollectible accounts on the remaining balance due depending upon the Company’s estimate of the amounts ultimately collectible from other secondary coverage sources or from the patients. For receivables associated with services to patients covered by commercial payors that are either based upon contractual terms or for non-contracted health plan coverage, the Company provides an allowance for doubtful accounts by recording a provision for uncollectible accounts based upon its historical collection experience, potential inefficiencies in its billing processes and for which collectability is determined to be unlikely. Approximately 1% of the Company’s net accounts receivable are associated with patient pay and it is the Company’s policy to reserve 100% of the outstanding accounts receivable balances for dialysis services when those amounts due are outstanding for more than four months.

During the year ended December 31, 2014, the Company’s allowance for doubtful accounts increased by $5,531. The increase in 2014 was primarily due to an increase in the provision for uncollectible accounts due to an increase in the write-offs of Medicare secondary billings. During the year ended December 31, 2013, the Company’s allowance for doubtful accounts decreased by $7,979. The decrease in 2013 was primarily due to an increase in the timing of non-covered Medicare write-offs during the period in the Company’s U.S. dialysis business. There were no unusual non-acquisition transactions impacting the allowance for doubtful accounts.

4.	Other receivables

Other receivables were comprised of the following:

	December 31,
	2014	2013
Supplier rebates and non-trade receivables	$265,693	$217,100
Medicare bad debt claims	118,504	110,825
Operating advances under management and administrative services agreements	16,719	21,165
	$400,916	$349,090

Operating advances under management and administrative services agreements are generally unsecured.

5.	Other current assets

Other current assets consist principally of prepaid expenses and funds on deposit with third parties.

	December 31,
	2014	2013
Prepaid expenses	$102,466	$93,877
Funds on deposit with third parties	81,276	79,317
Other	3,100	3,220
	$186,842	$176,414

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

6.	Property and equipment

Property and equipment were comprised of the following:

	December 31,
	2014	2013
Land	$35,885	$34,960
Buildings	157,550	157,998
Leasehold improvements	2,002,735	1,762,470
Equipment and information systems	2,066,775	1,839,981
New center and capital asset projects in progress	235,660	172,261
	4,498,605	3,967,670
Less accumulated depreciation	(2,029,506)	(1,778,259)
	$2,469,099	$2,189,411

Depreciation expense on property and equipment was $428,309, $373,107 and $299,810 for 2014, 2013 and 2012, respectively.

Interest on debt incurred during the development of new centers and other capital asset projects is capitalized as a component of the asset cost based on the respective in-process capital asset balances. Interest capitalized was $7,888, $6,408 and $8,126 for 2014, 2013 and 2012, respectively.

7.	Intangibles

Intangible assets were comprised of the following:

	December 31,
	2014	2013
Customer relationships	$1,575,865	$1,503,426
Trade names	171,168	170,994
Provider network and practice management tools	183,688	184,558
Noncompetition and other agreements	506,867	495,475
Lease agreements	7,982	8,889
Deferred debt financing costs	101,001	121,872
Indefinite-lived assets	24,818	22,932
	2,571,389	2,508,146
Less accumulated amortization	(621,891)	(483,773)
Total intangible assets	$1,949,498	$2,024,373

Amortization expense from amortizable intangible assets, other than lease agreements and deferred debt financing costs, was $167,956, $160,960 and $47,489 for 2014, 2013 and 2012, respectively. Deferred debt financing costs were amortized to debt expense as described in Note 14 to these consolidated financial statements. Lease agreement intangible assets and liabilities were amortized to rent expense in the amounts of $(1,798), $(1,447) and $103 for 2014, 2013 and 2012, respectively.

Amortizable intangible liabilities were comprised of the following:

	December 31,
	2014	2013
Alliance and product supply agreement commitment (See Note 18)	$68,200	$68,200
Less accumulated amortization	(64,203)	(58,873)
Net Alliance and product supply agreement	3,997	9,327
Lease agreements (net of accumulated amortization of $4,785 and $2,628)	10,407	12,563
	$14,404	$21,890

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

Amortization benefit recognized from the alliance and product supply agreement was $5,330 each for 2014, 2013 and 2012, respectively. Lease agreement intangible liabilities are classified in other long-term liabilities and amortized to rent expense.

Scheduled amortization charges from amortizable intangible assets and liabilities as of December 31, 2014 were as follows:

	Customer relationships	Trade names	Provider network and practice management tools	Noncompetition and other agreements	Lease agreements, net	Deferred debt financing costs	Alliance and product supply agreement liability
2015	82,619	16,429	26,229	40,482	(2,107)	13,279	(3,997)
2016	82,704	16,429	26,179	30,172	(1,506)	13,129	—
2017	82,686	16,418	26,243	28,563	(1,185)	12,976	—
2018	82,640	16,364	26,266	18,429	(849)	12,683	—
2019	82,407	16,364	22,542	13,984	(789)	10,636	—
Thereafter	991,862	53,961	526	39,242	(3,971)	22,237	—

8.	Equity investments and other investments

Equity investments in non-consolidated businesses were $65,637 and $40,686 at December 31, 2014 and 2013, respectively. During 2014, 2013 and 2012, the Company recognized income of $23,234, $34,558 and $16,377, respectively, relating to equity investments in non-consolidated businesses under the equity method of accounting. In 2014 and 2013, the Company’s equity method investment income included $9,480 and $22,758, respectively, of equity income from HCP’s equity investments. During 2013, the Company purchased $5,000 of preferred stock in a privately held company that is accounted for under the cost method as this investment does not have a readily determinable fair value.

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

The Company’s investments in securities consist of the following:

	December 31, 2014			December 31, 2013
	Held to maturity	Available for sale	Total	Held to maturity	Available for sale	Total
Certificates of deposit and money market funds due within one year	$335,975	$—	$335,975	$5,601	$—	$5,601
Investments in mutual funds and common stock	—	28,123	28,123	—	19,421	19,421
	$335,975	$28,123	$364,098	$5,601	$19,421	$25,022
Short-term investments	$335,975	$1,424	$337,399	$5,601	$1,200	$6,801
Long-term investments	—	26,699	26,699	—	18,221	18,221
	$335,975	$28,123	$364,098	$5,601	$19,421	$25,022

The cost of certificates of deposit and money market funds at December 31, 2014 and 2013 approximate their fair value. As of December 31, 2014 and 2013, available for sale investments included $5,181 and $5,096, respectively, of gross pre-tax unrealized gains. During 2014 and 2013 the Company recorded gross pre-tax unrealized gains of $425 and $3,752, respectively, in other comprehensive income associated with changes in the fair value of these investments. During 2014, the Company sold investments in mutual funds for net proceeds of $1,262, and recognized a pre-tax gain of $340, or $207 after tax, that was previously recorded in other comprehensive income. During 2013, the Company sold investments in mutual funds for net proceeds of $4,158, and recognized a pre-tax gain of $802, or $490 after tax, that was previously recorded in other comprehensive income.

Investments in mutual funds classified as available for sale are held within a trust to fund existing obligations associated with several of the Company’s non-qualified deferred compensation plans.

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

10.	Goodwill

Changes in the value of goodwill by reportable segments were as follows:

	U.S. dialysis and related lab services	HCP	Other ancillary services and strategic initiatives	Consolidated total
Balance at January 1, 2013	$5,309,152	$3,506,571	$137,027	$8,952,750
Acquisitions	163,037	17,833	90,397	$271,267
Divestitures	(2,728)	—	—	$(2,728)
Other adjustments	12	(8,242)	(85)	$(8,315)
Balance at December 31, 2013	$5,469,473	$3,516,162	$227,339	$9,212,974
Acquisitions	143,021	48,649	29,844	$221,514
Divestitures	(1,851)	—	—	$(1,851)
Foreign currency and other adjustments	—	(2,277)	(15,065)	$(17,342)
Balance at December 31, 2014	$5,610,643	$3,562,534	$242,118	$9,415,295

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

HCP’s current and expected future operating results have eroded, primarily as a result of recent reductions in its Medicare Advantage reimbursement rates. As a result, the Company has determined that three of HCP’s reporting units, HCP California, HCP Nevada and HCP New Mexico, continue to be at risk of a goodwill impairment. HCP California, HCP Nevada and HCP New Mexico have goodwill of $2,511,477, $517,618, and $72,130, respectively.

The Company’s annual goodwill impairment assessment date for its HCP reporting units is November 1. The Company obtained third-party valuations of these three businesses as of November 1, 2014, noting that the estimated fair values of HCP California, HCP Nevada and HCP New Mexico exceeded their total carrying values by approximately 5.6%, 12.4% and 9.7%, respectively. There were no major changes in the business, prospects, or expected future results of these HCP reporting units from November 1 to December 31, 2014. Further reductions in HCP’s reimbursement rates or other significant adverse changes in its expected future cash flows or valuation assumptions could result in a goodwill impairment charge in the future.

For example, a sustained, long-term reduction of 3% in operating income for HCP California, HCP Nevada and HCP New Mexico could reduce their estimated fair values by up to 2.5%, 2.8% and 3.0%, respectively. Separately, an increase in their respective discount rates of 100 basis points could reduce the estimated fair values of HCP California, HCP Nevada and HCP New Mexico by up to 5.3%, 5.9% and 6.3%, respectively.

During 2014, the Company recorded an immaterial goodwill impairment charge related to its international operations. During 2013, the Company did not record any goodwill impairment charges. Except as described above, none of the goodwill associated with the Company’s various other reporting units was considered at risk of impairment as of December 31, 2014. Since the dates of the Company’s last annual goodwill impairment tests, there have been certain developments, events, changes in operating performance and other changes in key circumstances that have affected the Company’s businesses. However, these did not cause management to believe it is more likely than not that the fair value of any of its reporting units would be less than its carrying amount.

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

11.	Other liabilities

Other liabilities were comprised of the following:

	December 31,
	2014	2013
Payor refunds and retractions	$125,435	$169,480
Contingent earn-out consideration	15,614	6,577
Insurance and self-insurance accruals	92,928	84,882
Accrued interest	87,224	45,662
Other medical payables	39,867	31,219
Accrued non-income tax liabilities	25,909	18,366
Interest rate swap agreements	1,457	12,069
Other	118,145	96,167
	$506,579	$464,422

12.	Medical payables

The health care costs shown in the following table include estimates for the cost of professional medical services provided by non-employed physicians and other providers, as well as inpatient and other ancillary costs for all markets, other than California, where state regulation allows for the assumption of global risk. Health care costs payable are included in medical payables.

The following table shows the components of changes in the health care costs payable for the year ended December 31, 2014 and 2013:

	December 31,
	2014	2013
Health care costs payable, beginning of the year	$172,310	$119,512
Acquisitions and other adjustments	—	26,575
Add: Components of incurred health care costs
Current year	1,572,723	1,329,887
Prior years	3,429	(16,587)
Total incurred health care costs	1,576,152	1,313,300
Less: Claims paid
Current year	1,378,137	1,169,455
Prior years	155,920	117,622
Total claims paid	1,534,057	1,287,077
Health care costs payable, end of the year	$214,405	$172,310

The Company’s prior year estimates of health care costs payable increased (decreased) by $3,429 in 2014 and $(16,587) in 2013, respectively. The increase in 2014 resulted from certain medical claims being settled for amounts more than originally estimated. When significant (decreases) increases in prior-year health care cost estimates occur that the Company believes significantly impacts its current year operating results, the Company discloses that amount as (favorable) unfavorable development of prior-year’s health care cost estimates. Actual claim payments for prior year services have not been materially different from the Company’s year-end estimates.

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

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

Income tax expense (benefit) consisted of the following:

	Year ended December 31,
	2014	2013	2012
Current:
Federal	$188,302	$334,258	$239,232
State	30,789	68,715	49,178
International	1,687	1,764	660
Total current income tax	$220,778	$404,737	$289,070
Deferred:
Federal	192,267	(6,695)	64,195
State	32,360	(8,941)	6,498
International	938	746	—
Total deferred income tax	$225,565	$(14,890)	$70,693
	$446,343	$389,847	$359,763

The allocation of income tax expense (benefit) was as follows:

	Year ended December 31,
	2014	2013	2012
Continuing operations	$446,343	$381,013	$359,845
Discontinued operations	—	(84)	(82)
Gain on discontinued operations	—	8,918	—
	$446,343	$389,847	$359,763

The reconciliation between the Company’s effective tax rate from continuing operations and the U.S. federal income tax rate is as follows:

	Year ended December 31,
	2014	2013	2012
Federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.5	3.8	4.0
International rate differential	(0.2)	0.1	—
Changes in deferred tax valuation allowances	0.6	0.3	—
Contingent earn-out adjustments	—	(2.6)	—
Other	(0.8)	1.4	1.1
Impact of noncontrolling interests primarily attributable to non-tax paying entities	(4.0)	(4.1)	(4.2)
Effective tax rate	34.1%	33.9%	35.9%

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

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

Deferred tax assets and liabilities arising from temporary differences associated with continuing operations were as follows:

	December 31,
	2014	2013
Receivables	$42,973	$49,667
Accrued liabilities	253,158	252,008
Loss contingency reserve	1,423	139,844
Net operating loss carryforwards	100,768	96,212
Other	88,435	67,882
Deferred tax assets	486,757	605,613
Valuation allowance	(26,667)	(13,860)
Net deferred tax assets	460,090	591,753
Intangible assets	(835,816)	(752,838)
Property and equipment	(187,054)	(183,059)
Investments in partnerships	(78,618)	(51,921)
Other	(8,677)	(6,913)
Deferred tax liabilities	(1,110,165)	(994,731)
Net deferred tax liabilities	$(650,075)	$(402,978)

At December 31, 2014, the Company had federal net operating loss carryforwards of approximately $203,282 that expire through 2034, although a substantial amount expire by 2028. The Company also had state net operating loss carryforwards of $568,286 that expire through 2034 and international net operating loss carryforwards of $55,436, some of which have an indefinite life. The utilization of a portion of these losses may be limited in future years based on the profitability of certain entities. The valuation allowance increase of $12,807 is primarily due to the realizability of losses in certain foreign and state jurisdictions.

Unrecognized tax benefits

A reconciliation of the beginning and ending liability for unrecognized tax benefits that do not meet the more-likely-than-not threshold were as follows:

	Year ended December 31,
	2014	2013
Balance beginning	$60,538	$67,546
Additions for tax positions related to current year	914	6,005
Reductions for tax positions related to prior years	(27,312)	(3,901)
Reductions related to lapse of applicable statute	(2,077)	(8,480)
Reductions related to settlements with taxing authorities	(186)	(632)
Balance ending	$31,877	$60,538

As of December 31, 2014, the Company’s total liability for unrecognized tax benefits relating to tax positions that do not meet the more-likely-than-not threshold is $31,877, all of which would impact the Company’s effective tax rate if recognized. This balance represents a decrease of $28,661 from the December 31, 2013 balance of $60,538, of which $27,427 is due to a change of accounting method for income tax reporting and did not impact the Company’s effective tax rate.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in its income tax expense. At December 31, 2014 and 2013, the Company had approximately $10,123 and $10,742, respectively, accrued for interest and penalties related to unrecognized tax benefits, net of federal tax benefit.

The Company and its subsidiaries file U.S. federal and state income tax returns and various international income tax returns. The Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2011 and 2008, respectively.

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

14.	Long-term debt

Long-term debt was comprised of the following:

	December 31,
	2014	2013
Senior Secured Credit Facilities:
Term Loan A	$975,000	$800,000
Term Loan A-3	—	1,282,500
Term Loan B	3,482,500	1,697,500
Term Loan B-2	—	1,633,500
Senior notes	3,775,000	2,800,000
Acquisition obligations and other notes payable	69,045	67,352
Capital lease obligations	218,097	152,751
Total debt principal outstanding	8,519,642	8,433,603
Discount on long-term debt	(16,208)	(17,675)
	8,503,434	8,415,928
Less current portion	(120,154)	(274,697)
	$8,383,280	$8,141,231

Scheduled maturities of long-term debt at December 31, 2014 were as follows:

2015	120,154
2016	117,193
2017	144,161
2018	155,750
2019	730,084
Thereafter	7,252,300

Term Loans

Total outstanding borrowings under Term Loan A and Term Loan B can consist of various individual tranches that can range in maturity from one month to twelve months (currently all tranches are one month in duration). Each tranche for the Term Loan A bears interest at a London Interbank Offered Rate (LIBOR) rate determined by the duration of such tranche plus an interest rate margin, currently 1.75%. The LIBOR variable component of the interest rate for each tranche is reset as such tranche matures and a new tranche is established. At December 31, 2014, the overall weighted average interest rate for the Term Loan A was determined based upon the LIBOR interest rates in effect for all of the individual tranches plus the interest rate margin. The Company has several interest rate swap agreements that have the economic effect of fixing the majority of the Term Loan A LIBOR variable component of the Company’s interest rate, as described below. At December 31, 2014, the Term Loan B bears interest at LIBOR (floor of 0.75%) plus a margin of 2.75%. The Company is subject to a LIBOR-based floor until such time as the LIBOR-based component of the interest rate exceeds 0.75% on the Term Loan B. At such time, the Company will then be subject to LIBOR-based interest rate volatility on the LIBOR variable component of its interest rate and the overall weighted average interest rate for the Term Loan B will then be determined based upon the LIBOR interest rates in effect for all individual tranches plus the interest rate margin. The Company has several interest rate cap agreements that have the economic effect of capping the LIBOR variable component of the Company’s interest rate at a maximum of 2.50% on $2,735,000 of outstanding principal debt. The remaining $747,500 outstanding principal balance of the Term Loan B would still be subject to LIBOR-based interest rate volatility above a floor of 0.75%. In addition, the Company maintains several forward interest rate cap agreements with notional amounts totaling $3,500,000 that will be effective September 30, 2016 and will have the economic effect of capping the LIBOR variable component of the Company’s interest rate at a maximum of 3.50% on an equivalent amount of the Company’s debt. See below for further details.

During the year ended December 31, 2014, the Company made mandatory principal payments under its then existing Senior Secured Credit Facilities (before entering into a new senior secured credit agreement and repaying all outstanding amounts under the then existing Senior Secured Credit Facilities, as discussed below) totaling $37,500 on the Term Loan A, $16,875 on the Term Loan A-3, $4,375 on the Term Loan B and $4,125 on the Term Loan B-2. During the third and fourth quarters of 2014, the Company made mandatory principal payments under its New Senior Secured Credit Facility (the New Credit Agreement), as described below, totaling $25,000 on the New Term Loan A and $17,500 on the New Term Loan B.

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

In 2013, the Company made principal payments totaling $100,000 on the Term Loan A, $67,500 on the Term Loan A-3, $17,500 on the Term Loan B and $16,500 on the Term Loan B-2.

Revolving lines of credit

The Company has an undrawn revolving line under the Senior Secured Credit Facilities totaling $1,000,000, of which approximately $95,000 was committed for outstanding letters of credit. In addition, the Company has approximately $1,000 of committed outstanding letters of credit related to HCP, which is backed by a certificate of deposit.

Senior Notes

The Company’s senior notes as of December 31, 2014 , consisted of $1,750,000 5 1/8% senior notes due 2024, as described below, $775,000 of 6 5/8% senior notes due 2020 and $1,250,000 of 5 3/4% senior notes due 2022.

In addition, the $775,000 6⅝% senior notes and the $1,250,000 5¾% senior notes are also unsecured obligations and will rank equally in right of payment with the Company’s existing and future unsecured senior indebtedness. These senior notes are guaranteed by substantially all of the Company’s direct and indirect wholly-owned domestic subsidiaries and require semi-annual interest payments. The Company may redeem some or all of the senior notes at any time on or after certain specific dates and at certain specific redemption prices as outlined in each senior note agreement.

Senior Secured Credit Facility, 5 1/8% Senior Notes and 6 ⅜% Senior Notes

In June 2014, the Company entered into a $5,500,000 senior secured credit agreement. The New Credit Agreement consists of a five year Revolving Credit Facility in the aggregate principal amount of $1,000,000 (the New Revolver), a five year Term Loan A facility in the aggregate principal amount of $1,000,000 (the New Term Loan A) and a seven year Term Loan B facility in the aggregate principal amount of $3,500,000 (the New Term Loan B and collectively with the New Revolver and the New Term Loan A, the New Loans). In addition, the Company can increase the existing revolving commitments and enter into one or more incremental term loan facilities in an amount not to exceed the sum of $1,500,000 (less the amount of other permitted indebtedness incurred or issued in reliance on such amount), plus an amount of indebtedness such that the senior secured leverage ratio is not in excess of 3.50 to 1.00 after giving effect to such borrowings. The New Revolver and the New Term Loan A initially bear interest at LIBOR plus an interest rate margin of 1.75% which is subject to adjustment depending upon the Company’s leverage ratio and can range from 1.50% to 2.00%. The New Term Loan A requires annual principal payments which began on September 30, 2014 of $25,000  in 2014, $50,000 in 2015, $62,500 in 2016, $87,500 in 2017, and $100,000 in 2018 with the balance of $675,000 due in 2019. The New Term Loan B bears interest at LIBOR (Floor of 0.75%) plus an interest rate margin of 2.75%. The New Term Loan B requires annual principal payments of $17,500 in 2014, and $35,000 for each year from 2015 through 2020, with the balance of $3,272,500  due in 2021. These New Loans under the New Credit Agreement are guaranteed by certain of the Company’s direct and indirect wholly-owned domestic subsidiaries holding most of the Company’s domestic assets and are secured by substantially all of DaVita HealthCare Partners Inc.’s and the guarantors’ assets. The New Credit Agreement contains certain customary affirmative and negative covenants such as various restrictions or limitations on the amount of investments, acquisitions, the payment of dividends and redemptions and the incurrence of other indebtedness. Many of these restrictions and limitations will not apply as long as the Company’s leverage ratio is below 3.50 to 1.00. In addition, the New Credit Agreement places limitations on the amount of tangible net assets of the non-guarantor subsidiaries and also requires compliance with a maximum leverage ratio covenant.

In addition, in June 2014, the Company issued $1,750,000 5 1/8% Senior Notes due 2024 (the 5 1/8% Senior Notes). The 5 1/8% Senior Notes pay interest on January 15 and July 15 of each year beginning January 15, 2015. The 5 1/8% Senior Notes are unsecured obligations and will rank equally in right of payment with our existing and future unsecured senior indebtedness. The 5 1/8% Senior Notes are guaranteed by each of the Company’s domestic subsidiaries that guarantees our New Credit Agreement. The Company may redeem up to 35% of the 5 1/8% Senior Notes at any time prior to July 15, 2017 at a certain specified price from the proceeds of one or more equity offerings. In addition, the Company may redeem the 5 1/8% Senior Notes at any time prior to July 15, 2019 at make whole redemption prices and after such date at certain specified redemption prices.

The Company received total proceeds from these borrowings of $6,250,000, $4,500,000 from the issuance of the New Term Loans and $1,750,000 from the issuance of the 5 1/8% Senior Notes. The Company used a portion of the proceeds to pay off the total outstanding principal balances under the Company’s then existing Senior Secured Credit Facilities plus accrued interest totaling $5,362,400 and in addition, to purchase pursuant to a cash tender offer $483,100 of the outstanding principal balances of the Company’s $775,000 6 3/8% Senior Notes plus accrued interest and cash tender premium totaling $512,400. The total amount paid for the 6 3/8% Senior Notes from the cash tender offer was $1,051.25 per 1,000 of principal amount which resulted in the Company paying

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

a cash tender premium of $24,800 for the redemption of this portion of the 6 3/8% Senior Notes. The Company also incurred an additional $81,600 in fees, discounts and other professional expenses associated with these transactions.

In July 2014, the Company also purchased an additional $188 principal amount of the 6 3/8% Senior Notes plus accrued interest totaling $194 pursuant to the cash tender offer at a price of $1,021.25 per 1,000 of principal amount of the 6 3/8% Senior Notes, which resulted in the Company paying an additional cash tender premium of $4.

In addition, in July 2014, the Company redeemed the remaining outstanding principal balance of the 6 3/8% Senior Notes of $291,719 at a redemption price of $1,047.81 per 1,000 of principal amount of the 6 3/8% Senior Notes plus accrued interest and a redemption premium which totaled $309,954. This resulted in an additional redemption premium of $13,947  being recorded as debt refinancing charges.

In addition, the Company terminated $1,137,500 notional amounts of amortizing swaps and also terminated $600,000 of forward swaps during June 2014, that resulted in the Company recognizing a loss of $3,100, of which $3,000 was previously recorded in other comprehensive income due to our previously outstanding principal debt being paid-off as described above, and as a result of future forecasted transactions that are no longer probable. The loss is included as a component of the Company’s debt refinancing charges. During the year ended December 31, 2014, the Company recognized debt expense of $6,100 from these swaps.

As a result of these transactions, the Company recorded debt refinancing charges of $97,500 that consist of the cash tender premiums, the redemption premium, the write-off of existing deferred financing costs, the write-off of certain new refinancing costs, other professional fees and losses associated with the termination of several of the Company’s interest rate swap agreements.

Interest rate swaps and caps

The Company has entered into several interest rate swap agreements as a means of hedging its exposure to and volatility from variable-based interest rate changes as part of its overall interest rate risk management strategy. These agreements are not held for trading or speculative purposes and have the economic effect of converting the LIBOR variable component of the Company’s interest rate to a fixed rate. These swap agreements are designated as cash flow hedges, and as a result, hedge-effective gains or losses resulting from changes in the fair values of these swaps are reported in other comprehensive income until such time as the hedged forecasted cash flows occur, at which time the amounts are reclassified into net income. Net amounts paid or received for each specific swap tranche that have settled have been reflected as adjustments to debt expense. In addition, the Company has entered into several interest rate cap agreements and several forward interest rate cap agreements that have the economic effect of capping the Company’s maximum exposure to LIBOR variable interest rate changes on specific portions of the Company’s floating rate debt, as described below. Certain cap agreements are also designated as cash flow hedges and, as a result, changes in the fair values of these cap agreements are reported in other comprehensive income.  The amortization of the original cap premium is recognized as a component of debt expense on a straight-line basis over the term of the cap agreements. The swap and cap agreements do not contain credit-risk contingent features.

As of December 31, 2014, the Company maintains several interest rate swap agreements that were entered into in March 2013 with amortizing notional amounts of these swap agreements totaling $855,000. These agreements have the economic effect of modifying the LIBOR variable component of the Company’s interest rate on an equivalent amount of the Company’s New Term Loan A to fixed rates ranging from 0.49% to 0.52%, resulting in an overall weighted average effective interest rate of 2.26%, including the New Term Loan A margin of 1.75%. The overall weighted average effective interest rate also includes the effects of $120,000 of unhedged New Term Loan A debt that bears interest at LIBOR plus an interest rate margin of 1.75%. The swap agreements expire on September 30, 2016 and require monthly interest payments. During the year ended December 31, 2014, the Company recognized debt expense of $3,170 from these swaps. As of December 31, 2014, the total fair value of these swap agreements was a net asset of approximately $1,824. The Company estimates that approximately $1,457 of existing unrealized pre-tax losses in other comprehensive income at December 31, 2014 will be reclassified into income over the next twelve months.

As of December 31, 2014, the Company maintained several forward interest rate cap agreements that were entered into in November 2014 with notional amounts totaling $3,500,000. These forward cap agreements will be effective September 30, 2016 and will have the economic effect of capping the LIBOR variable component of our interest rate at a maximum of 3.50% on an equivalent amount of our debt. The cap agreements expire on June 30, 2018. As of December 31, 2014, the total fair value of these cap agreements was an asset of approximately $12,340. During the fourth quarter of 2014, the Company recorded a loss of $2,147 in other comprehensive income due to a decrease in the unrealized fair value of these cap agreements.

As of December 31, 2014, the Company also maintains several interest rate cap agreements that were entered into in March 2013 with notional amounts totaling $2,735,000 on the Company’s New Term Loan B debt. These agreements have the economic

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

effect of capping the LIBOR variable component of the Company’s interest rate at a maximum of 2.50% on an equivalent amount of the Company’s New Term Loan B. During the year ended December 31, 2014, the Company recognized debt expense of $2,439 from these caps. The cap agreements expire on September 30, 2016. As of December 31, 2014, the total fair value of these cap agreements was an asset of approximately $1,594. During the year ended December 31, 2014, the Company recorded a loss of $5,972 in other comprehensive income due to a decrease in the unrealized fair value of these cap agreements.

Previously, the Company maintained five other interest rate cap agreements with notional amounts totaling $1,250,000. These agreements had the economic effect of capping the LIBOR variable component of our interest rate at a maximum of 4.00% on an equivalent amount of our New Term Loan B debt. However, these interest rate cap agreements expired on September 30, 2014. During the year ended December 31, 2014, the Company recognized $2,691 of debt expense related to these cap agreements.

The following table summarizes the Company’s derivative instruments as of December 31, 2014 and 2013:

	Interest rate swap and cap agreements (liabilities and assets)
	December 31, 2014		December 31, 2013
Derivatives designated as hedging instruments	Balance sheet location	Fair value	Balance sheet location	Fair value
Interest rate swap agreements	Other short- term liabilities	$1,457	Other short- term liabilities	$12,069
Interest rate swap agreements	Other long- term assets	$3,281	Other long- term assets	$10,004
Interest rate cap agreements	Other long- term assets	$13,934	Other long- term assets	$7,567

The following table summarizes the effects of the Company’s interest rate swap and cap agreements for the years ended December 31, 2014, 2013 and 2012:

	Amount of gains (losses) recognized in OCI on interest rate swap and cap agreements			Location of (losses) gains reclassified from	Amount of gains (losses) reclassified from accumulated OCI into income
	Years ended December 31,			accumulated	Years ended December 31,
Derivatives designated as cash flow hedges	2014	2013	2012	OCI into income	2014	2013	2012
Interest rate swap agreements	$(8,390)	$1,251	$(8,838)	Debt expense	$12,279	$15,678	$(12,989)
Interest rate cap agreements	(8,119)	(974)	(1,316)	Debt expense	5,130	5,418	(3,589)
Tax (expense) benefit	6,450	(108)	3,950		(6,801)	(8,207)	6,448
Total	$(10,059)	$169	$(6,204)		$10,608	$12,889	$(10,130)

As of December 31, 2014, the interest rate on the Company’s Term Loan B debt is effectively fixed because of an embedded LIBOR floor which is higher than actual LIBOR as of such date and the New Term Loan B is also subject to interest rate caps if LIBOR should rise above 2.50%. See above for further details. Interest rates on the Company’s senior notes are fixed by their terms. The majority of the LIBOR variable component of the Company’s interest rates on the Company’s Term Loan A  are economically fixed as a result of interest rate swaps.

As a result of embedded LIBOR floors in some of the Company’s debt agreements and the swap and cap agreements, the Company’s overall weighted average effective interest rate on the Senior Secured Credit Facilities was 3.43%, based upon the current margins in effect of 1.75% for the Term Loan A and 2.75% for  the Term Loan B, as of December 31, 2014.

The Company’s overall weighted average effective interest rate for the year ended December 31, 2014 was 4.68% and as of December 31, 2014 was 4.46%.

Debt expense

Debt expense consisted of interest expense of $385,750, $401,140 and $270,107, and the amortization and accretion of debt discounts and premiums, amortization of deferred financing costs and the amortization of interest rate cap agreements of $24,544, $28,803 and $18,447 for 2014, 2013 and 2012, respectively. The interest expense amounts are net of capitalized interest.

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

15.	Leases

The majority of the Company’s facilities are leased under non-cancelable operating leases, ranging in terms from five to fifteen years, which contain renewal options of five to ten years at the fair rental value at the time of renewal. The Company’s leases are generally subject to periodic consumer price index increases or contain fixed escalation clauses. The Company also leases certain facilities and equipment under capital leases.

Future minimum lease payments under non-cancelable operating leases and capital leases are as follows:

	Operating leases	Capital leases
2015	$395,862	$21,011
2016	370,920	21,277
2017	344,232	21,552
2018	302,752	21,961
2019	262,645	22,615
Thereafter	901,792	202,245
	$2,578,203	310,661
Less portion representing interest		(92,564)
Total capital lease obligations, including current portion		$218,097

Rent expense under all operating leases for 2014, 2013, and 2012 was $460,093, $424,096 and $345,066, respectively. Rent expense is recorded on a straight-line basis, over the term of the lease, for leases that contain fixed escalation clauses or include abatement provisions. Leasehold improvement incentives are deferred and amortized to rent expense over the term of the lease. The net book value of property and equipment under capital leases was $197,344 and $145,615 at December 31, 2014 and 2013, respectively. Capital lease obligations are included in long-term debt. See Note 14 to the consolidated financial statements.

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

The Company also has various savings plans covering substantially all of its HCP employees which have been established pursuant to the provisions of Section 401(k) of the IRC. These plans provide for multiple employer matching contributions ranging from 0% to 6% of employee contributions. For the year ended December 31, 2014, the Company made matching contributions totaling approximately $7,400.

The Company also maintains a voluntary compensation deferral plan, the DaVita Voluntary Deferral Plan. This plan is non-qualified and permits certain employees whose annualized base salary equals or exceeds a minimum annual threshold amount as set by the Company to elect to defer all or a portion of their annual bonus payment and up to 50% of their base salary into a deferral account maintained by the Company. Total contributions to this plan in 2014, 2013 and 2012 were $3,772, $4,089 and $3,935, respectively. Deferred amounts are generally paid out in cash at the participant’s election either in the first or second year following retirement or in a specified future period at least three to four years after the deferral election was effective. During 2014, 2013 and 2012 the Company distributed $1,111, $4,158 and $1,324, respectively, to participants in this plan. Participants are credited with their proportional amount of annual earnings from the plan. The assets of this plan are held in a rabbi trust and as such are subject to the claims of the Company’s general creditors in the event of its bankruptcy. As of December 31, 2014 and 2013, the total fair value of assets held in this plan’s trust were $21,208 and $17,419, respectively. In addition, the Company maintains a non-qualified voluntary compensation deferral plan, the HealthCare Partners, LLC Deferred Compensation Plan. As of December 31, 2014 and 2013, the total fair value of the assets held in this plan’s trust were $5,347 and $572, respectively.
The Company maintains an Executive Retirement Plan for certain members of management. This plan is non-qualified and contributions to the plan were made at the discretion of DVA Renal Healthcare based upon a pre-determined percentage of a participant’s base salary. Effective November 2005, all contributions to this plan were discontinued and the balance of the plan assets will be paid out upon termination or retirement of each individual participant. During 2014 and 2012 the Company distributed $152 and $226, respectively, to participants in this plan. During 2013 the Company did not make any distributions to participants under this plan. As of December 31, 2014 and 2013, the total fair value of assets held under this plan’s trust was $1,344 and $1,430, respectively.

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

The Company also maintains a non-qualified deferred compensation program for certain key employees of HCP. Under the program, the employees can defer a portion of their salary which is invested at the direction of the employee into certain phantom investments as offered by the program. A portion of the amount deferred by the employees is used to purchase life insurance policies on each of the participating employees, with the Company named as beneficiary of the policies. The total cash surrender value of all of the life insurance policies totaled approximately $57,700 and $56,300 at December 31, 2014 and 2013, respectively, and is included in long-term investments. In addition, the total deferred compensation liabilities owed to the participants totaled approximately $60,400 and $62,000 at December 31, 2014 and 2013, respectively, and are included in other long-term liabilities. During 2014, the Company did not make any contributions on behalf of its participants. During the year ended December 31, 2013, the Company contributed a total of approximately $4,658 into the deferred compensation program on behalf of its participants.

The fair value of all of the assets held in plan trusts as of December 31, 2014, and 2013 totaled $27,899 and $19,421, respectively. These assets are available for sale and as such are recorded at fair market value with changes in the fair market values being recorded in other comprehensive income. Any fair market value changes to the corresponding liability balance are recorded as compensation expense. See Note 9 to the consolidated financial statements.

Most of the Company’s outstanding employee stock plan awards include a provision accelerating the vesting of the award in the event of a change of control. The Company also maintains a change of control protection program for its employees who do not have a significant number of stock awards, which has been in place since 2001, and which provides for cash bonuses to employees in the event of a change of control. Based on the market price of the Company’s common stock and shares outstanding on December 31, 2014, these cash bonuses would total approximately $646,000 if a change of control transaction occurred at that price and the Company’s Board of Directors did not modify the program. This amount has not been accrued at December 31, 2014, and would only be accrued upon a change of control. These change of control provisions may affect the price an acquirer would be willing to pay for the Company.

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

Inquiries by the Federal Government and Certain Related Civil Proceedings

Vainer Private Civil Suit: In December 2008, the Company received a subpoena for documents from the Office of Inspector General (OIG) for HHS relating to the pharmaceutical products Zemplar, Hectorol, Venofer, Ferrlecit and erythropoietin (EPO), as well as other related matters. The subpoena covered the period from January 2003 to December 2008. The Company was advised by the U.S. Attorney’s Office for the Northern District of Georgia and the U.S. Department of Justice in Washington, DC that this was a civil inquiry. On June 17, 2009, the Company learned that the allegations underlying this inquiry were made as part of a civil complaint filed by individuals and brought pursuant to the qui tam provisions of the federal False Claims Act. On April 1, 2011, the U.S. District Court for the Northern District of Georgia ordered the case to be unsealed. At that time, the Department of Justice and U.S. Attorney’s Office filed a notice of declination stating that the federal government would not be intervening and not pursuing the relators’ allegation in litigation. On July 25, 2011, the relators, Daniel Barbir and Dr. Alon Vainer, filed their amended civil complaint in the U.S. District Court for the Northern District of Georgia, purportedly on behalf of the federal government. The amended complaint alleges that the Company’s drug administration practices for the Company’s dialysis operations for Vitamin D and iron agents from 2003 through 2010 fraudulently created unnecessary waste, which was billed to and paid for by the government. The amended complaint seeks monetary damages and civil penalties as well as costs and expenses. The parties completed discovery in early 2014; however in August 2014, the Court granted relators’ motion for sanctions and reopened discovery on a limited basis. The Company is vigorously defending this matter and intends to continue to do so. The Company can make no assurances as to the time or resources that will be needed to devote to this litigation. The Company cannot predict the ultimate outcome of this case, but if the case is resolved in favor of the plaintiffs, its resolution could have a material adverse effect on our earnings and cash flows.

2010 U.S. Attorney Physician Relationship Investigation: As previously disclosed, the U.S. Attorney’s Office for the District of Colorado and the OIG investigated, among other things, the Company’s financial relationships with physicians and joint ventures, and whether those relationships and joint ventures comply with the federal anti-kickback statute and the False Claims Act. This investigation has been described in the Company’s prior Reports on Forms 10-K and 10-Q and referred to as the 2010 U.S. Attorney

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

Physician Relationship Investigation. This investigation overlapped substantially with the investigation described below under the caption 2011 U.S. Attorney Physician Relationship Investigation. The Company disclosed in early 2014 that it had reached an agreement in principle with the government to resolve these matters.

As described more fully in the Company’s current report on Form 8-K filed on October 23, 2014, and as also disclosed in the Company’s prior report on Form 10-Q for the quarter ended September 30, 2014 that was filed with the SEC on November 6, 2014, the Company entered into a final settlement agreement on October 22, 2014 (the Settlement Agreement) with the United States of America, acting through the United States Department of Justice and on behalf of the OIG, the Defense Health Agency on behalf of TRICARE, through its General Counsel (collectively, the United States) and relator David Barbetta, to resolve the 2010 and 2011 U.S. Attorney Physician Relationship Investigations. In connection with the resolution of these matters, the Company agreed to pay and has now paid to the United States $350,000 plus accrued interest from the date of the Company’s agreement in principle with the United States, plus a civil forfeiture of $39,000. In addition, the Company agreed to and has paid a settlement of certain state Medicaid claims in the amount of $11,500 plus interest. Under the Settlement Agreement, among other things, the United States agrees to release the Company from any civil or administrative monetary liability arising from allegations that the Company caused the submission of claims to the federal health care programs that were ineligible for reimbursement due to certain violations of the federal anti-kickback statute in connection with certain of its dialysis center joint venture arrangements, and the United States and the relator agree to dismissal of the civil action filed by the relator under the qui tam provisions of the federal False Claims Act. The Company also has entered into a five-year corporate integrity agreement (the CIA) with the OIG. The CIA, among other things, (i) requires that the Company maintain certain elements of its compliance programs, (ii) imposes certain expanded compliance-related requirements during the term of the CIA, (iii) requires ongoing monitoring, reporting, certification, records retention and training obligations, the formal allocation of certain oversight responsibility to the Board’s Compliance Committee, the creation of a Management Compliance Committee and the retention of an independent compliance advisor to the Board, and (iv) contains certain business restrictions related to a subset of the Company’s joint venture arrangements, including the Company’s agreeing to: (1) unwind 11 joint venture transactions that were created through partial divestitures to or partial acquisitions from nephrologists and that cover 26 of the Company’s 2,119 clinics that existed at the time the Company entered into the Settlement Agreement; (2) not enter into certain types of partial divestiture joint venture transactions with nephrologists during the term of the CIA; and (3) certain other restrictions. In the event of a breach of the CIA, the Company could become liable for payment of certain stipulated penalties, or could be excluded from participation in federal health care programs. The costs associated with compliance with the CIA could be substantial and may be greater than the Company currently anticipates. In 2013, the Company accrued a loss contingency reserve of $397,000 related to this matter. In the third quarter of 2014, the Company accrued an additional $17,000 related to this matter which resulted in an increase in the reserve from $397,000 to $414,000.

2011 U.S. Attorney Physician Relationship Investigation: In August 2011, the Company announced it had learned that the U.S. Attorney’s Office for the District of Colorado would be investigating certain activities of its dialysis business in connection with information being provided to a grand jury. This investigation related to the Company’s relationships with physicians, including its joint ventures, and whether those relationships and joint ventures comply with the federal anti-kickback statute, and overlapped substantially with the 2010 U.S. Attorney Physician Relationship Investigation described above. As also described above, both the 2010 and 2011 U.S. Attorney Physician Relationship Investigations have now been resolved. The United States has informed the Company that it has declined to proceed with any criminal charges in connection with this matter.

2011 U.S. Attorney Medicaid Investigation: In October 2011, the Company announced that it would be receiving a request for documents, which could include an administrative subpoena from the OIG. Subsequent to the Company’s announcement of this 2011 U.S. Attorney Medicaid Investigation, the Company received a request for documents in connection with the inquiry by the U.S. Attorney’s Office for the Eastern District of New York. The request relates to payments for infusion drugs covered by Medicaid composite payments for dialysis. It is the Company’s understanding that this inquiry is civil in nature. The Company understands that certain other providers that operate dialysis clinics in New York may be receiving or have received a similar request for documents. The Company has cooperated with the government and produced the requested documents. In April 2014, the Company reached an agreement in principle to resolve this matter. The specific terms of a settlement have not been finalized.

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

2015 U.S. Attorney Transportation Investigation: In February 2015, the Company announced that it received six subpoenas from the OIG for medical records from six different dialysis centers in Southern California operated by the Company. Specifically, each subpoena seeks the medical records of a single patient of the respective dialysis center. The Company has been advised by an attorney with the Civil Division of the United States Attorney’s Office for the Central District of California that the subpoenas relate to an investigation concerning the medical necessity of patient transportation.  The Company does not provide transportation or bill for the transport of its dialysis patients.  The Company does not know the scope of the investigation by the government, nor what conduct or activities might be the subject of the investigation.

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

Shareholder Derivative Claims

In re DaVita HealthCare Partners Inc. Derivative Litigation: On January 7, 2014, the U.S. District Court for the District of Colorado consolidated the two previously disclosed shareholder derivative lawsuits: the Haverhill Retirement System action filed on May 17, 2013 and the Clark Shareholder action filed on August 7, 2012. The court appointed Haverhill lead plaintiff. The complaints filed against the directors of the Company and against the Company, as nominal defendant allege, among other things, that the Company’s directors breached fiduciary duties to the Company relating to the 2010 and 2011 U.S. Attorney Physician Relationship Investigations described above, the Vainer qui tam private civil suit described above and the Woodard qui tam private civil suit for which the Company previously announced a settlement in July 2012. The Company has entered into a settlement with the lead plaintiff, subject to court approval. The terms of the settlement, which were described in a court-ordered notice sent to shareholders in late January 2015, include enhancements to the Company’s corporate governance practices and provides that the Company will not oppose the derivative plaintiff’s application for an award of fees and expenses, the dollar amount of which is not material to the Company. On January 8, 2015, the Court entered an order preliminarily approving the settlement, directing that the notice to shareholders be provided as described above and setting a settlement fairness hearing on May 1, 2015.

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

Additionally, the Company has certain other potential commitments to provide operating capital to several dialysis centers that are wholly-owned by third parties or centers in which the Company owns a minority equity investment as well as to physician-owned vascular access clinics or medical practices that the Company operates under management and administrative service agreements of approximately $1,000.

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

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

In December 2012, the Company entered into an amendment to its agreement with Amgen that made non-material changes to certain terms of the agreement for the period from January 1, 2013 through December 31, 2013. Under the terms of the original agreement before the amendment, the Company was required to purchase EPO in amounts necessary to meet no less than 90% of its requirements of ESAs and is still required to do so after 2013. In addition, all of the other conditions as specified in the original agreement entered into in November 2011 still apply.

In January 2010, the Company entered into an agreement with Fresenius which committed the Company to purchase a certain amount of dialysis equipment, parts and supplies from Fresenius through 2013. However, this agreement has been extended through 2015. During 2014, 2013 and 2012, the Company purchased $154,266 and $144,030 and $138,450, respectively, of certain equipment, parts and supplies from Fresenius.

In conjunction with its acquisition of DVA Renal Healthcare, Inc., formerly known as Gambro Healthcare, Inc. in October 2005, the Company entered into an Alliance and Product Supply Agreement (the Product Supply Agreement) with Gambro AB and Gambro. Because the Amended Product Supply Agreement results in higher costs for most of the products covered by the Product Supply Agreement than would otherwise be available, the Company recorded an intangible liability at the time of the acquisition

The Product Supply Agreement committed the Company to purchase a significant majority of its hemodialysis products, supplies and equipment at fixed prices through 2015. The agreement was amended in 2006 (the Amended Product Supply Agreement) to reduce the Company’s purchase obligations for certain hemodialysis product supplies and equipment, and in 2007, the Company terminated its obligation to purchase certain dialysis machines under the Amended Product Supply Agreement. However, the Company continues to be subject to the Product Supply Agreement’s requirements to purchase a majority of its hemodialysis non-equipment product supplies, such as dialyzers, from Gambro at fixed prices.

During 2014, 2013 and 2012, the Company purchased $112,645, $124,555 and $147,639 of hemodialysis product supplies from Gambro.

Certain HCP entities are required to maintain minimum cash balances in order to comply with regulatory requirements in conjunction with medical claim reserves. As of December 31, 2014, this minimum cash balance was approximately $65,400.

Other than operating leases disclosed in Note 15 to the consolidated financial statements, the letters of credit disclosed in Note 14 to the consolidated financial statements, and the arrangements as described above, the Company has no off balance sheet financing arrangements as of December 31, 2014.

19.	Long-term incentive compensation and shareholders’ equity

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

Stock-based compensation to be settled in shares is recorded to the Company’s shareholders’ equity, while stock-based compensation to be settled in cash is recorded to a liability. Shares issued upon exercise of stock awards are generally issued from authorized but unissued shares.

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

Long-term incentive compensation plans

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

The Company’s 2011 Incentive Award Plan is the Company’s omnibus equity compensation plan and provides for grants of stock-based awards to employees, directors and other individuals providing services to the Company, except that incentive stock options may only be awarded to employees. The 2011 Plan authorizes the Company to award stock options, stock appreciation rights, restricted stock units, restricted stock, and other stock-based or performance-based awards, and is designed to enable the Company to grant equity and cash awards that qualify as performance-based compensation under Section 162(m) of the Internal Revenue Code. The 2011 Plan mandates a maximum award term of five years and stipulates that stock appreciation rights and stock options be granted with prices not less than fair market value on the date of grant. The 2011 Plan also requires that full value share awards such as restricted stock units reduce shares available under the Plan at a ratio of 3.5:1. The Company’s nonqualified stock appreciation rights and stock units awarded under the Plan generally vest over 36 to 48 months from the date of grant. At December 31, 2014, there were 10,585,172 stock-settled stock appreciation rights, 921,898 stock-settled stock units, 65,000 cash-settled stock appreciation rights and 7,734 cash-settled stock units outstanding, and 33,687,881 shares available for future grants, under the Plan.

A combined summary of the status of the Company’s stock-settled awards under the 2011 Plan, including base shares for stock-settled stock appreciation rights and stock-settled stock unit awards is as follows:

	Year ended December 31, 2014
	Stock appreciation rights			Stock units
		Weighted	Weighted		Weighted
		average	average		average
		exercise	remaining		remaining
	Awards	price	contractual life	Awards	contractual life
Outstanding at beginning of year	12,956,094	$45.44		966,596
Granted	1,553,829	70.15		332,007
Exercised	(3,473,804)	32.05		(303,970)
Cancelled	(450,947)	51.49		(72,735)
Outstanding at end of period	10,585,172	$53.21	2.7	921,898	1.5
Exercisable at end of period	2,541,397	$42.79	1.6	496	0.3
Weighted-average fair value of grants in 2014	$16.41			$72.24
Weighted-average fair value of grants in 2013	$13.47			$58.90
Weighted-average fair value of grants in 2012	$11.28			$54.85

	Awards	Weighted average	Awards	Weighted average
Range of SSAR base prices	outstanding	exercise price	exercisable	exercise price
$20.01–$30.00	9,000	29.90	9,000	29.90
$30.01–$40.00	893,976	34.92	710,869	34.65
$40.01–$50.00	3,230,512	43.02	1,545,204	42.86
$50.01–$60.00	4,577,354	57.49	36,324	55.03
$60.01–$70.00	1,470,547	68.06	240,000	65.08
$70.01–$80.00	403,783	73.07	—	—
Total	10,585,172	$53.21	2,541,397	$42.79

Liability-classified awards contributed $1,774, $338 and $175 to stock-based compensation expense for the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014 the Company had 72,734 liability-classified share awards outstanding, 10,625 of which were vested, and a total stock-based liability balance of $1,242. The Company did not grant any cash-settled stock-based awards during 2014.

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

For the years ended December 31, 2014, 2013, and 2012, the aggregate intrinsic value of stock-based awards exercised was $151,342, $120,775 and $228,698, respectively. At December 31, 2014, the aggregate intrinsic value of stock awards outstanding was $310,351 and the aggregate intrinsic value of stock awards exercisable was $84,129.

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

A summary of the weighted average valuation inputs described above used for estimating the grant-date fair value of stock-settled stock appreciation rights awards granted in the periods indicated is as follows:

	Year ended December 31,
	2014	2013	2012
Expected term	4.2 years	4.1 years	3.7 years
Expected volatility	25.8%	27.2%	28%
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	1.5%	0.7%	0.6%

The Company estimates expected forfeitures based upon historical experience with separate groups of employees that have exhibited similar forfeiture behavior in the past. Stock-based compensation expense is recorded only for awards that are expected to vest.

Employee stock purchase plan

The Employee Stock Purchase Plan entitles qualifying employees to purchase up to $25 of the Company’s common stock during each calendar year. The amounts used to purchase stock are accumulated through payroll withholdings or through optional lump sum payments made in advance of the first day of the purchase right period. This compensatory plan allows employees to purchase stock for the lesser of 100% of the fair market value on the first day of the purchase right period or 85% of the fair market value on the last day of the purchase right period. Purchase right periods begin on January 1 and July 1, and end on December 31. Payroll withholdings and lump-sum payments related to the plan, included in accrued compensation and benefits and used to purchase the Company’s common stock for 2014, 2013 and 2012 participation periods, were $19,010, $12,817 and $8,322, respectively. Shares purchased pursuant to the plan’s 2014, 2013 and 2012 participation periods were 297,954, 237,961and 202,658, respectively. At December 31, 2014, there were 836,421 shares remaining available for future grants under this plan.

The fair value of employees’ purchase rights was estimated as of the beginning dates of the purchase right periods using the Black-Scholes-Merton valuation model with the following weighted average assumptions for purchase right periods in 2014, 2013 and 2012, respectively: expected volatility of 27%, 28% and 26%; risk-free interest rate of 0.2%, 0.2% and 0.1%, and no dividends. Using these assumptions, the weighted average estimated fair value of these purchase rights was $16.40, $14.24 and $10.05 for 2014, 2013 and 2012, respectively.

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

Long-term incentive compensation expense and proceeds

For the years ended December 31, 2014, 2013 and 2012, the Company recognized $118,970, $84,841 and $45,820, respectively, in total LTIP expense, of which $56,743, $59,998 and $45,384, respectively, was stock-based compensation expense for stock appreciation rights, stock options, stock units and discounted employee stock plan purchases, which are primarily included in general and administrative expenses. The estimated tax benefits recorded for stock-based compensation in 2014, 2013 and 2012 were $20,351, $22,187 and $16,874, respectively. As of December 31, 2014, there was $122,574 total estimated unrecognized compensation cost for outstanding LTIP awards, including $73,585 related to stock-based compensation arrangements under the Company’s equity compensation and stock purchase plans. The Company expects to recognize the performance-based cash component of these LTIP costs over a weighted average remaining period of 1.0 year and the stock-based component of these LTIP costs over a weighted average remaining period of 1.3 years.

For the years ended December 31, 2014, 2013 and 2012, the Company received $59,119, $46,898 and $88,964, respectively, in actual tax benefits upon the exercise of stock awards. As a result of the Company issuing SSARs, beginning in 2013, the Company no longer has stock options outstanding and did not receive cash proceeds from stock option exercises during the years ended December 31, 2014 and 2013. During the year ended December 31, 2012, the Company received $2,175 in cash proceeds from legacy stock option exercises.

Stock repurchases

The Company did not repurchase any of its common stock during 2014, 2013 or 2012. As of December 31, 2014, the total outstanding authorization for share repurchases was approximately $358,200. The Company has not repurchased any additional shares of its common stock from January 1, 2015 through February 26, 2015. This stock repurchase program has no expiration date.

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

Changes in DaVita HealthCare Partners Inc.’s ownership interest in consolidated subsidiaries

The effects of changes in DaVita HealthCare Partners Inc.’s ownership interest on the Company’s equity are as follows:

	Year ended December 31,
	2014	2013	2012
Net income attributable to DaVita HealthCare Partners Inc.	$723,114	$633,446	$536,017
Increase (decrease) in paid-in capital for sales of noncontrolling interest	355	(1,442)	1,064
Decrease in paid-in capital for the purchase of a noncontrolling interest	(5,357)	(3,119)	(20,694)
Net transfer to noncontrolling interests	(5,002)	(4,561)	(19,630)
Change from net income attributable to DaVita HealthCare Partners Inc. and transfers to noncontrolling interests	$718,112	$628,885	$516,387

During 2014, the Company acquired additional ownership interests in several existing majority-owned joint ventures for $17,876 in cash and deferred purchase price of $136. In 2013, the Company also acquired additional ownership interests in several existing majority-owned joint ventures for $3,569 in cash and deferred purchase price of $209. In 2012, the Company acquired additional ownership interest in several existing majority-owned joint ventures for $26,761.

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

20.	Other comprehensive income (loss)

Charges and credits to other comprehensive income (loss) have been as follows:

	Interest rate swap and cap agreements	Investment securities	Foreign currency translation adjustments	Accumulated other comprehensive income (loss)
Balance at December 31, 2011	$(19,328)	$(156)	$—	$(19,484)
Unrealized (losses) gains	(10,154)	2,524	(1,205)	(8,835)
Related income tax	3,950	(983)	—	2,967
	(6,204)	1,541	(1,205)	(5,868)
Reclassification from accumulated other comprehensive losses (income) into net income	16,578	(123)	—	16,455
Related income tax	(6,448)	48	—	(6,400)
	10,130	(75)	—	10,055
Balance at December 31, 2012	$(15,402)	$1,310	$(1,205)	$(15,297)
Unrealized gains (losses)	277	3,752	(2,216)	1,813
Related income tax	(108)	(1,452)	—	(1,560)
	169	2,300	(2,216)	253
Reclassification from accumulated other comprehensive losses (income) into net income	21,096	(802)	—	20,294
Related income tax	(8,207)	312	—	(7,895)
	12,889	(490)	—	12,399
Balance at December 31, 2013	$(2,344)	$3,120	$(3,421)	$(2,645)
Unrealized (losses) gains	(16,509)	425	(22,952)	(39,036)
Related income tax	6,450	(187)	—	6,263
	(10,059)	238	(22,952)	(32,773)
Reclassification from accumulated other comprehensive losses (income) into net income	17,409	(340)	—	17,069
Related income tax	(6,801)	133	—	(6,668)
	10,608	(207)	—	10,401
Balance at December 31, 2014	$(1,795)	$3,151	$(26,373)	$(25,017)

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

Routine acquisitions

During 2014, the Company acquired dialysis-related and other ancillary businesses consisting of 18 dialysis centers in the U.S., 7 dialysis centers outside of the U.S. and other medical businesses for a total of $272,094 in net cash and deferred purchase price and earn-outs of $23,781. During 2013, the Company acquired dialysis-related and other ancillary businesses consisting of 26 dialysis centers in the U.S., 38 dialysis centers outside of the U.S. and other medical businesses for a total of $310,394 in net cash and deferred purchase price of $24,683. During 2012, the Company acquired dialysis-related and other ancillary businesses consisting of 93 dialysis centers in the U.S., 13 dialysis centers outside of the U.S. and other medical businesses for a total of $648,318 in net cash and deferred purchase price of $6,101.

The assets and liabilities for all acquisitions were recorded at their estimated fair values at the dates of the acquisitions and are included in the Company’s financial statements and operating results from the effective dates of the acquisitions. For several of the 2014 acquisitions, certain income tax amounts are pending final evaluation and quantification of any pre-acquisition tax contingencies.

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

The following table summarizes the assets acquired and liabilities assumed in the above described transactions and recognized at their acquisition dates at estimated fair values, as well as the estimated fair value of the noncontrolling interests assumed in these transactions:

	Year ended December 31,
	2014	2013	2012
Current assets	$915	$7,215	$18,708
Property and equipment	5,999	23,760	41,741
Amortizable intangible and other long-term assets	95,293	80,646	90,296
Goodwill	221,514	271,267	554,685
Long-term deferred income taxes	—	(5,666)	(1,838)
Noncontrolling interests assumed	(25,963)	(22,880)	(21,962)
Liabilities assumed	(1,883)	(19,265)	(27,211)
Aggregate purchase cost	$295,875	$335,077	$654,419

Amortizable intangible assets acquired during 2014, 2013 and 2012 had weighted-average estimated useful lives of 10, 14 and 17 years, respectively.  The majority of the intangibles assets acquired relate to customer relationships and non-compete agreements.  The weighted-average amortization period for customer relationships was 10, 17, and 18 years, respectively. The weighted-average amortization period for non-compete agreements was 8, 9, and 8 years, respectively. The total amount of goodwill deductible for tax purposes associated with these acquisitions for 2014, 2013, and 2012 was approximately $175,247, $221,454 and $491,457, respectively.

2012 acquisition of HCP

On November 1, 2012, the Company completed the acquisition of HCP pursuant to an Agreement and Plan of Merger dated May 20, 2012, whereby HCP became a wholly-owned subsidiary of the Company. The operating results of HCP are included in the Company’s consolidated financial results from November 1, 2012.

The total consideration paid at closing for all of the outstanding common units of HCP was approximately $4,701,231, which consisted of $3,645,759 in cash, net of cash acquired, and 18,760,624 shares of the Company’s common stock valued at approximately $1,055,472. During 2013, the Company paid an additional $5,251 in cash for post-closing working capital adjustments. In addition, the acquisition agreement provides that as further consideration, the Company could have paid the common unit holders of HCP a total of up to an additional $275,000 in cash if certain performance targets were achieved by HCP in 2012 and 2013. These contingent earn-out obligations were settled as discussed below.

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

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

The amortizable intangible assets acquired in this transaction included $1,453,410 for customer relationships, $170,494 for trade names, $74,650 for non-compete agreements and $184,264 for provider network and practice management tools. See Note 7 to the consolidated financial statements. These amortizable intangible assets and liabilities are scheduled to be amortized on a straight-line method over a weighted-average amortization period of 17.2 years. The weighted-average amortization period for customer relationships is 20.0 years, trade names is 10.6 years, non-compete agreements is 5.7 years, and provider network and practice management tools is 7.0 years.

Of the goodwill recognized in this transaction, approximately $2,426,986 is expected to be deductible for tax purposes over the next 14 years,  based on actual earn-out payments and assuming all other escrow release conditions are satisfied.

Contingent earn-out obligations

As a result of HCP achieving certain financial performance targets in 2012, the Company made earn-out payments of $136,954 on April 1, 2013 to the common unit holders of HCP. During 2013, the Company also reached an agreement with the representative of the former owners and option holders of HealthCare Partners Holdings, LLC to settle certain post-closing adjustments, including the 2013 contingent earn-out obligation for $68,750, which resulted in the Company recording a contingent earn-out obligation adjustment of $56,977 in operating income.

The Company has several contingent earn-out obligations associated with other acquisitions that could result in the Company paying the former shareholders of those acquired companies a total of up to approximately $134,321 or a portion of that amount if certain EBITDA performance targets and quality margins are met over the next two years, if certain percentages of operating income are met over the next three years or if certain percentages of other annual EBITDA targets are met. As of December 31, 2014, the Company has estimated the fair value of these contingent earn-out obligations to be $39,129.

Contingent earn-out obligations will be remeasured to fair value at each reporting date until the contingencies are resolved with changes in the liability due to the re-measurement recorded in earnings. See Note 24 to the consolidated financial statements for further details. Of the total contingent earn-out obligations of $39,129 recognized at December 31, 2014, a total of $15,614 is included in other liabilities and the remaining $23,515 is included in other long-term liabilities in the Company’s consolidated balance sheet.

The following is a reconciliation of changes in the contingent earn-out obligations for the year ended December 31, 2014:

Beginning balance, January 1, 2014	$28,058
Contingent earn-out obligations associated with acquisitions	18,234
Remeasurement of fair value	(4,448)
Payments of contingent earn-out obligations	(2,715)
$39,129

Discontinued operations

Divestiture of HomeChoice Partners, Inc.

On February 1, 2013, the Company completed the sale of HomeChoice Partners Inc. (HomeChoice) to BioScrip, Inc. pursuant to a stock purchase agreement (the Agreement) dated December 12, 2012 for $70,000 in cash, subject to various post-closing adjustments, of which the Company receives approximately 90% of the proceeds. The stock purchase agreement also provides that as additional consideration the Company could earn up to a total of 90% of $20,000 if certain performance amounts exceed certain thresholds over the next two years. However, HomeChoice performance amounts did not exceed any of the established thresholds in year one, accordingly, the Company now can only receive up to $9,000 of potential additional consideration under the remaining earn-out period. The Company has not yet assigned any value to this contingent receivable and will only recognize the estimated realizable value of this receivable when it becomes probable and reasonably estimable. The Company recorded a gain of approximately $13,375, net of tax, during 2013, related to this divestiture.

The operating results of HomeChoice have been reported as discontinued operations for all periods presented.

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

The results from discontinued operations related to HomeChoice were as follows:

	Year ended December 31,
	2014	2013	2012
Net revenues	—	$6,351	$67,990
Loss before income taxes	—	(223)	(304)
Income tax benefit	—	(84)	(82)
Loss from discontinued operations	$—	$(139)	$(222)

Net assets of discontinued operations related to HomeChoice as of February 1, 2013, were as follows:

Current assets	$17,039
Property and equipment, net	2,963
Long-term assets	28
Goodwill	31,853
Liabilities and noncontrolling interests	(8,998)
Net assets from discontinued operations	$42,885

Pro forma financial information (unaudited)

The following summary, prepared on a pro forma basis, combines the results of operations as if all acquisitions and divestitures in 2014 and 2013 had been consummated as of the beginning of 2013, after including the impact of certain adjustments such as amortization of intangibles, interest expense on acquisition financing and income tax effects.

	Year ended December 31,
	2014	2013
	(unaudited)
Pro forma net revenues	$12,887,330	$12,160,749
Pro forma net income attributable to DaVita HealthCare Partners Inc.	733,490	651,204
Pro forma income from continuing operations attributable to DaVita HealthCare Partners Inc.	733,490	651,204
Pro forma basic net income per share attributable to DaVita HealthCare Partners Inc.	3.45	3.10
Pro forma diluted net income per share attributable to DaVita HealthCare Partners Inc.	3.38	3.03

22.	Variable interest entities

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

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

The analyses upon which these consolidation determinations rest are complex, involve uncertainties, and require significant judgment on various matters, some of which could be subject to different interpretations. At December 31, 2014, these consolidated financial statements include total assets of VIEs of $575,074 and total liabilities and noncontrolling interests of VIEs to third parties of $311,148.

The Company also sponsors certain deferred compensation plans whose trusts qualify as VIEs and the Company consolidates each of these plans as their primary beneficiary. The assets of these plans are recorded in short-term or long-term investments with matching offsetting liabilities recorded in accrued compensation and benefits and other long-term liabilities. See Note 16 for disclosures on the assets of these consolidated non-qualified deferred compensation plans.

23.	Concentrations

Approximately 67%, 66% and 66% of total U.S. dialysis and related lab services net revenues in 2014, 2013 and 2012, respectively, are from government-based programs, principally Medicare and Medicaid. Related accounts receivable and other receivables from Medicare, including Medicare-assigned plans, and Medicaid, including Medicaid-assigned plans, were approximately $705,532 and $679,006, as of December 31, 2014 and 2013, respectively.

Approximately 71% and 69% of HCP’s revenues in 2014 and 2013, respectively, are from government-based programs, principally Medicare and Medicaid. Approximately 64% and 67% for 2014 and 2013, respectively, of HCP’s capitated and patient services revenues (medical revenues) are associated with three health plans. In addition, approximately 73% and 69% at December 31, 2014 and 2013, respectively, of HCP’s accounts receivables are associated with three health plans.

There is no single payor that accounted for more than 10% of total consolidated accounts receivable at December 31, 2014 and 2013.

EPO is a significant physician-prescribed pharmaceutical that is administered during dialysis and is provided by a sole supplier, Amgen. The amount of EPO that is separately billable accounted for approximately 2% of U.S. dialysis and related lab services net revenues in 2014 and 2013. As long as certain conditions are met by the Company, the agreement with Amgen limits their ability to unilaterally decide to increase the price it charges the Company for EPO. See Note 18 of the consolidated financial statements for further details.

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

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

The following tables summarize the Company’s assets, liabilities and temporary equity measured at fair value on a recurring basis as of December 31, 2014 and 2013:

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2014
Assets
Available for sale securities	$28,123	$28,123	$—	$—
Interest rate cap agreements	$13,934	$—	$13,934	$—
Interest rate swap agreements	$3,281	$—	$3,281	$—
Funds on deposit with third parties	$81,276	$81,276	$—	$—
Liabilities
Interest rate swap agreements	$1,457	$—	$1,457	$—
Contingent earn-out obligations	$39,129	$—	$—	$39,129
Temporary equity
Noncontrolling interests subject to put provisions	$829,965	$—	$—	$829,965
December 31, 2013
Assets
Available for sale securities	$19,421	$19,421	$—	$—
Interest rate cap agreements	$7,567	$—	$7,567	$—
Interest rate swap agreements	$10,004	$—	$10,004	$—
Funds on deposit with third parties	$79,317	$79,317	$—	$—
Liabilities
Interest rate swap agreements	$12,069	$—	$12,069	$—
Contingent earn-out obligations	$28,058	$—	$—	$28,058
Temporary equity
Noncontrolling interests subject to put provisions	$697,300	$—	$—	$697,300

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

Other financial instruments consist primarily of cash, accounts receivable, life insurance contracts, accounts payable, other accrued liabilities and debt. The balances of the non-debt financial instruments are presented in the consolidated financial statements at December 31, 2014 and 2013 at their approximate fair values due to the short-term nature of their settlements. The carrying balance of the Company’s Senior Secured Credit Facilities totaled $4,441,292 as of December 31, 2014, and the fair value was approximately $4,420,238 based upon quoted market prices. The fair value of the Company’s senior notes was approximately $3,924,715 at December 31, 2014 based upon quoted market prices, as compared to the carrying amount of $3,775,000.

25.	Segment reporting

The Company operates two major divisions, Kidney Care and HCP. The Kidney Care division is comprised of the Company’s U.S. dialysis and related lab services business, various other ancillary services and strategic initiatives, including its international dialysis operations, and the Company’s corporate support costs. The Company’s U.S. dialysis and related lab services business is the Company’s largest line of business, and is a leading provider of kidney dialysis services in the U.S. for patients suffering from chronic kidney failure, also known as ESRD. The Company’s HCP division is a patient- and physician-focused integrated health care delivery and management company with nearly three decades of providing coordinated outcomes-based medical care in a cost-effective manner.

As of December 31, 2014, the ancillary services and strategic initiatives consisted primarily of pharmacy services, disease management services, vascular access services, clinical research programs, physician services, direct primary care and the Company’s international dialysis operations.

The Company’s operating segments have been defined based on the separate financial information that is regularly produced and reviewed by the Company’s chief operating decision maker in making decisions about allocating resources to and assessing the financial results of the Company’s different operating lines of business. The chief operating decision maker for the Company is its Chief Executive Officer.

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

The Company’s operating segment financial information included in this report is prepared on the internal management reporting basis that the chief operating decision maker uses to allocate resources and assess the financial results of the operating segments. For internal management reporting, segment operations include direct segment operating expenses but exclude (i) the HCP contingent earn-out obligation adjustment, (ii) corporate support costs, which consists primarily of indirect labor, benefits and long-term incentive based compensation of certain departments which provide support to all of the Company’s different operating lines of business, (iii) the reduction of a tax asset associated with the HCP acquisition escrow provisions, and (iv) transaction expenses in 2012 associated with the HCP acquisition.

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

The following is a summary of segment revenues, segment operating margin (loss), and a reconciliation of segment operating margin to consolidated income from continuing operations before income taxes:

	Year ended December 31,
	2014	2013	2012
Segment revenues:
U.S. dialysis and related lab services
Patient service revenues:
External sources	$8,513,089	$7,998,692	$7,299,032
Intersegment revenues	37,112	34,080	17,786
Total dialysis and related lab services revenues	8,550,201	8,032,772	7,316,818
Less: Provision for uncollectible accounts	(353,028)	(281,146)	(233,580)
Net dialysis and related lab services patient service revenues	8,197,173	7,751,626	7,083,238
Other revenues(1)	13,498	12,600	11,447
Total net dialysis and related lab services revenues	8,210,671	7,764,226	7,094,685
HCP
HCP revenues:
Capitated revenues	$3,190,903	$2,919,964	$419,431
Net patient service revenues	219,306	220,251	34,407
Other revenues(2)	91,374	55,723	23,552
Intersegment capitated and other revenues	716	250	—
Total revenues	$3,502,299	$3,196,188	$477,390
Other - Ancillary services and strategic initiatives
Net patient service revenues	$122,087	$75,852	$16,824
Capitated revenues	70,385	67,351	61,906
Other external sources	927,492	694,763	553,261
Intersegment revenues	19,535	13,916	10,481
Total ancillary services and strategic initiatives revenues	1,139,499	851,882	642,472
Total net segment revenues	12,852,469	11,812,296	8,214,547
Elimination of intersegment revenues	(57,363)	(48,246)	(28,267)
Consolidated net revenues	$12,795,106	$11,764,050	$8,186,280
Segment operating margin (loss):(3)
U.S. dialysis and related lab services	$1,637,626	$1,200,198	$1,372,265
HCP	214,983	385,253	66,930
Other——Ancillary services and strategic initiatives	(24,456)	(38,595)	(64,877)
Total segment margin	1,828,153	1,546,856	1,374,318
Reconciliation of segment operating margin to consolidated income from continuing operations before income taxes:
Contingent earn-out obligation adjustment	—	56,977	—
Corporate support costs(4)	(13,012)	(53,699)	(46,481)
Transaction expenses	—	—	(30,753)
Consolidated operating income	1,815,141	1,550,134	1,297,084
Debt expense	(410,294)	(429,943)	(288,554)
Debt refinancing and redemption charges	(97,548)	—	(10,963)
Other income	2,374	4,787	3,737
Consolidated income from continuing operations before income taxes	$1,309,673	$1,124,978	$1,001,304

(1)	Includes management fees for providing management and administrative services to dialysis centers in which the Company owns a minority equity investment or which are wholly-owned by third parties.

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

(2)	Other revenues primarily relate to providing medical consulting services.
(3)	Certain costs previously reported in the ancillary services and strategic initiatives have been reclassified to U.S. dialysis and related lab services to conform to the current year presentation.
(4)	Corporate support costs in 2013 also include $7,721 of an adjustment to reduce a tax asset associated with the HCP acquisition escrow provisions.

Depreciation and amortization expense by segment is as follows:

	December 31,
	2014	2013	2012

U.S. dialysis and related lab services	$402,767	$355,879	$310,375
HCP	169,485	158,356	24,544
Other - Ancillary services and strategic initiatives	18,683	14,502	7,050
	$590,935	$528,737	$341,969

Summary of assets by segment is as follows:

	December 31,
	2014	2013
Segment assets
U.S. dialysis and related lab services (including equity investments of $28,138 and $27,009, respectively)	$10,959,096	$10,248,993
HCP (including equity investments of $15,393 and $13,677, respectively)	6,285,984	6,265,767
Other - —Ancillary services and strategic initiatives(1) (including equity investments of $22,106 in 2014)	697,635	584,117
Consolidated assets	$17,942,715	$17,098,877

(1)	Includes approximately $44,000 and $26,000 in 2014 and 2013, respectively, of net property and equipment related to the Company’s international operations.

Expenditures for property and equipment by segment is as follows:

	December 31,
	2014	2013	2012

U.S. dialysis and related lab services	$560,610	$554,345	$524,180
HCP	27,885	31,582	7,464
Other - Ancillary services and strategic initiatives	52,835	31,670	18,502
	$641,330	$617,597	$550,146

26.	Supplemental cash flow information

The table below provides supplemental cash flow information:

	Year ended December 31,
	2014	2013	2012
Cash paid:
Income taxes	$238,615	$341,426	$322,018
Interest	351,967	405,030	257,640
Non-cash investing and financing activities:
Fixed assets under capital lease obligations	72,389	60,920	55,813

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

27.	Selected quarterly financial data (unaudited)

	2014				2013
	December 31	September 30	June 30	March 31	December 31	September 30	June 30	March 31
Net revenues	$3,328,017	$3,251,824	$3,172,489	$3,042,776	$3,063,209	$2,999,586	$2,871,673	$2,829,582
Operating income	$452,085	$437,536	$484,295	$441,225	$484,179	$377,074	$522,020	$166,861
Income from continuing operations before income taxes	$354,365	$336,412	$282,308	$336,588	$380,020	$270,766	$412,550	$61,642
Discontinued operations, net of tax.	$—	$—	$—	$—	$—	$—	$—	$13,236
Net income attributable to DaVita HealthCare Partners Inc.	$208,020	$184,122	$147,683	$183,289	$212,278	$136,628	$254,376	$30,164
Basic income from continuing operations per share attributable to DaVita HealthCare Partners Inc.	$0.98	$0.87	$0.70	$0.87	$1.01	$0.65	$1.21	$0.08
Basic net income per share attributable to DaVita HealthCare Partners Inc.	$0.98	$0.87	$0.70	$0.87	$1.01	$0.65	$1.21	$0.14
Diluted income from continuing operations per share attributable to DaVita HealthCare Partners Inc.	$0.96	$0.85	$0.68	$0.85	$0.99	$0.64	$1.18	$0.08
Diluted net income per share attributable to DaVita HealthCare Partners Inc.	$0.96	$0.85	$0.68	$0.85	$0.99	$0.64	$1.18	$0.14

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

28.	Consolidating financial statements

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

Consolidating Statements of Income

	DaVita HealthCare Partners Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
For the year ended December 31, 2014
Patient services revenues	$—	$6,246,683	$2,739,996	$(118,341)	$8,868,338
Less: Provision for uncollectible accounts	—	(238,600)	(128,284)	—	(366,884)
Net patient service revenues	—	6,008,083	2,611,712	(118,341)	8,501,454
Capitated revenues	—	1,689,634	1,579,804	(8,150)	3,261,288
Other revenues	684,066	1,639,828	24,155	(1,315,685)	1,032,364
Total net revenues	684,066	9,337,545	4,215,671	(1,442,176)	12,795,106
Operating expenses and charges	443,951	8,276,991	3,701,199	(1,442,176)	10,979,965
Operating income	240,115	1,060,554	514,472	—	1,815,141
Debt (expense) and refinancing charges	(502,762)	(363,623)	(43,449)	401,992	(507,842)
Other income, net	385,532	11,731	7,103	(401,992)	2,374
Income tax expense	46,856	397,268	2,219	—	446,343
Equity earnings in subsidiaries	647,085	335,691	—	(982,776)	—
Net income	723,114	647,085	475,907	(982,776)	863,330
Less: Net income attributable to noncontrolling interests	—	—	—	(140,216)	(140,216)
Net income attributable to DaVita HealthCare Partners Inc.	$723,114	$647,085	$475,907	$(1,122,992)	$723,114

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

Consolidating Statements of Income

	DaVita HealthCare Partners Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
For the year ended December 31, 2013
Patient services revenues	$—	$5,989,658	$2,420,975	$(103,438)	$8,307,195
Less: Provision for uncollectible accounts	—	(177,415)	(116,131)	—	(293,546)
Net patient service revenues	—	5,812,243	2,304,844	(103,438)	8,013,649
Capitated revenues	—	1,427,321	1,560,244	(250)	2,987,315
Other revenues	616,155	1,534,310	17,867	(1,405,246)	763,086
Total net revenues	616,155	8,773,874	3,882,955	(1,508,934)	11,764,050
Operating expenses and charges	434,776	7,843,476	3,444,598	(1,508,934)	10,213,916
Operating income	181,379	930,398	438,357	—	1,550,134
Debt (expense)	(427,141)	(366,188)	(39,413)	402,799	(429,943)
Other income, net	402,910	1,903	2,773	(402,799)	4,787
Income tax expense	59,716	303,603	17,694	—	381,013
Equity earnings in subsidiaries	536,014	260,268	—	(796,282)	—
Income from continuing operations	633,446	522,778	384,023	(796,282)	743,965
Discontinued operations net of gain on disposal of discontinued operations	—	—	13,236	—	13,236
Net income	633,446	522,778	397,259	(796,282)	757,201
Less: Net income attributable to noncontrolling interests	—	—	—	(123,755)	(123,755)
Net income attributable to DaVita HealthCare Partners Inc.	$633,446	$522,778	$397,259	$(920,037)	$633,446
For the year ended December 31, 2012
Patient services revenues	$—	$5,417,800	$2,005,424	$(71,322)	$7,351,902
Less: Provision for uncollectible accounts	—	(124,592)	(110,626)	—	(235,218)
Net patient service revenues	—	5,293,208	1,894,798	(71,322)	7,116,684
Capitated revenues	—	232,744	248,592	—	481,336
Other revenues	514,190	745,920	10,190	(682,040)	588,260
Total net revenues	514,190	6,271,872	2,153,580	(753,362)	8,186,280
Operating expenses and charges	365,680	5,479,531	1,797,347	(753,362)	6,889,196
Operating income	148,510	792,341	356,233	—	1,297,084
Debt (expense) and refinancing charges	(331,944)	(207,499)	(27,193)	267,119	(299,517)
Other income, net	265,508	4,305	1,043	(267,119)	3,737
Income tax expense	32,912	320,267	6,666	—	359,845
Equity earnings in subsidiaries	486,855	218,197	—	(705,052)	—
Income from continuing operations	536,017	487,077	323,417	(705,052)	641,459
Discontinued operations	—	—	(222)	—	(222)
Net income	536,017	487,077	323,195	(705,052)	641,237
Less: Net income attributable to noncontrolling interests	—	—	—	(105,220)	(105,220)
Net income attributable to DaVita HealthCare Partners Inc.	$536,017	$487,077	$323,195	$(810,272)	$536,017

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

Consolidating Statements of Comprehensive Income

	DaVita HealthCare Partners Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
For the year ended December 31, 2014
Net income	$723,114	$647,085	$475,907	$(982,776)	$863,330
Other comprehensive income (losses)	580	—	(22,952)	—	(22,372)
Total comprehensive income	723,694	647,085	452,955	(982,776)	840,958
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	(140,216)	(140,216)
Comprehensive income attributable to DaVita HealthCare Partners Inc.	$723,694	$647,085	$452,955	$(1,122,992)	$700,742
For the year ended December 31, 2013
Net income	$633,446	$522,778	$397,259	$(796,282)	$757,201
Other comprehensive income (losses)	14,868	—	(2,216)	—	12,652
Total comprehensive income	648,314	522,778	395,043	(796,282)	769,853
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	(123,755)	(123,755)
Comprehensive income attributable to DaVita HealthCare Partners Inc.	$648,314	$522,778	$395,043	$(920,037)	$646,098
For the year ended December 31, 2012
Net income	$536,017	$487,077	$323,195	$(705,052)	$641,237
Other comprehensive income (losses)	5,392	—	(1,205)	—	4,187
Total comprehensive income	541,409	487,077	321,990	(705,052)	645,424
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	(105,220)	(105,220)
Comprehensive income attributable to DaVita HealthCare Partners Inc.	$541,409	$487,077	$321,990	$(810,272)	$540,204

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

Consolidating Balance Sheets

	DaVita HealthCare Partners Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
As of December 31, 2014
Cash and cash equivalents	$698,876	$77,921	$188,444	$—	$965,241
Accounts receivable, net	—	915,851	609,998	—	1,525,849
Other current assets	362,672	930,093	92,942	—	1,385,707
Total current assets	1,061,548	1,923,865	891,384	—	3,876,797
Property and equipment, net	195,690	1,473,188	800,221	—	2,469,099
Intangible assets, net	85,338	1,811,218	52,942	—	1,949,498
Investments in subsidiaries	8,868,335	1,561,195	—	(10,429,530)	—
Intercompany receivables	3,723,454	—	564,241	(4,287,695)	—
Other long-term assets and investments	70,309	60,385	101,332	—	232,026
Goodwill	—	7,958,221	1,457,074	—	9,415,295
Total assets	$14,004,674	$14,788,072	$3,867,194	$(14,717,225)	$17,942,715
Current liabilities	$180,977	$1,493,243	$414,432	$—	$2,088,652
Intercompany payables	—	3,105,173	1,182,522	(4,287,695)	—
Long-term debt and other long-term liabilities	8,124,863	1,321,321	217,603	—	9,663,787
Noncontrolling interests subject to put provisions	528,321	—	—	301,644	829,965
Total DaVita HealthCare Partners Inc. shareholders’' equity	5,170,513	8,868,335	1,561,195	(10,429,530)	5,170,513
Noncontrolling interests not subject to put provisions	—	—	491,442	(301,644)	189,798
Total equity	5,170,513	8,868,335	2,052,637	(10,731,174)	5,360,311
Total liabilities and equity	$14,004,674	$14,788,072	$3,867,194	$(14,717,225)	$17,942,715
As of December 31, 2013
Cash and cash equivalents	$602,188	$175,004	$169,057	$—	$946,249
Accounts receivable, net	—	939,543	545,620	—	1,485,163
Other current assets	27,910	904,852	108,104	—	1,040,866
Total current assets	630,098	2,019,399	822,781	—	3,472,278
Property and equipment, net	177,633	1,378,017	633,761	—	2,189,411
Intangible assets, net	77,531	1,882,685	64,157	—	2,024,373
Investments in subsidiaries	8,231,059	1,391,655	—	(9,622,714)	—
Intercompany receivables	3,983,214	—	480,993	(4,464,207)	—
Other long-term assets and investments	61,391	70,728	67,722	—	199,841
Goodwill	—	7,850,910	1,362,064	—	9,212,974
Total assets	$13,160,926	$14,593,394	$3,431,478	$(14,086,921)	$17,098,877
Current liabilities	$328,875	$1,776,419	$356,755	$—	$2,462,049
Intercompany payables	—	3,426,433	1,037,774	(4,464,207)	—
Long-term debt and other long-term liabilities	7,948,390	1,159,483	226,114	—	9,333,987
Noncontrolling interests subject to put provisions	451,182	—	—	246,118	697,300
Total DaVita HealthCare Partners Inc. shareholders’' equity	4,432,479	8,231,059	1,391,655	(9,622,714)	4,432,479
Noncontrolling interests not subject to put provisions	—	—	419,180	(246,118)	173,062
Total equity	4,432,479	8,231,059	1,810,835	(9,868,832)	4,605,541
Total liabilities and equity	$13,160,926	$14,593,394	$3,431,478	$(14,086,921)	$17,098,877

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

Consolidating Statements of Cash Flows

	DaVita HealthCare Partners Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
For the year ended December 31, 2014
Cash flows from operating activities:
Net income.	$723,114	$647,085	$475,907	$(982,776)	$863,330
Changes in operating assets and liabilities and non cash items included in net income	(597,992)	120,772	90,521	982,776	596,077
Net cash provided by operating activities	125,122	767,857	566,428	—	1,459,407
Cash flows from investing activities:
Additions of property and equipment, net	(51,374)	(312,191)	(277,765)	—	(641,330)
Acquisitions	—	(228,569)	(43,525)	—	(272,094)
Proceeds from asset sales	—	8,791	—	—	8,791
Purchase of investments and other items	(333,803)	(316)	(38,977)	—	(373,096)
Net cash (used in) provided by investing activities	(385,177)	(532,285)	(360,267)	—	(1,277,729)
Cash flows from financing activities:
Long-term debt and related financing costs, net	4,513	(12,545)	43	—	(7,989)
Intercompany borrowing	410,437	(306,011)	(104,426)	—	—
Other items	(58,207)	(14,099)	(84,684)	—	(156,990)
Net cash provided by (used in) financing activities	356,743	(332,655)	(189,067)	—	(164,979)
Effect of exchange rate changes on cash	—	—	2,293	—	2,293
Net increase (decrease) in cash and cash equivalents	96,688	(97,083)	19,387	—	18,992
Cash and cash equivalents at beginning of the year	602,188	175,004	169,057	—	946,249
Cash and cash equivalents at the end of the year	$698,876	$77,921	$188,444	$—	$965,241
For the year ended December 31, 2013
Cash flows from operating activities:
Net income.	$633,446	$522,778	$397,259	$(796,282)	$757,201
Changes in operating assets and liabilities and non cash items included in net income	(443,071)	652,374	10,555	796,282	1,016,140
Net cash provided by operating activities	190,375	1,175,152	407,814	—	1,773,341
Cash flows from investing activities:
Additions of property and equipment, net	(55,252)	(337,042)	(225,303)	—	(617,597)
Acquisitions	—	(156,830)	(153,564)	—	(310,394)
Proceeds from asset sales	60,650	1,608	—	—	62,258
Purchase of investments and other items	(4,944)	(3,502)	(2,703)	—	(11,149)
Net cash provided by (used in) by investing activities	454	(495,766)	(381,570)	—	(876,882)
Cash flows from financing activities:
Long-term debt and related financing costs, net	(421,739)	(11,061)	(5,207)	—	(438,007)
Intercompany borrowing	585,441	(664,154)	78,713	—	—
Other items	52,620	4,726	(102,330)	—	(44,984)
Net cash provided by (used in) financing activities	216,322	(670,489)	(28,824)	—	(482,991)
Effect of exchange rate changes on cash	—	—	(967)	—	(967)
Net increase (decrease) in cash and cash equivalents	407,151	8,897	(3,547)	—	412,501
Cash and cash equivalents at beginning of the year	195,037	166,107	172,604	—	533,748
Cash and cash equivalents at the end of the year	$602,188	$175,004	$169,057	$—	$946,249

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

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

29. Supplemental data (unaudited)

The following information is presented as supplemental data as required by the indentures governing our senior notes.

Condensed Consolidating Statements of Income

	Consolidated Total	Physician Groups	Unrestricted Subsidiaries	Company and Restricted Subsidiaries(1)
For the year ended December 31, 2014
Patient services revenues	$8,868,338	$121,929	$—	$8,746,409
Less: Provision for uncollectible accounts	(366,884)	(8,534)	—	(358,350)
Net patient service revenues	8,501,454	113,395	—	8,388,059
Capitated revenues	3,261,288	1,511,000	—	1,750,288
Other revenues	1,032,364	6,630	—	1,025,734
Total net revenues	12,795,106	1,631,025	—	11,164,081
Operating expenses and charges	10,979,965	1,601,027	514	9,378,424
Operating income	1,815,141	29,998	(514)	1,785,657
Debt (expense) and refinancing charges	(507,842)	(11,113)	—	(496,729)
Other income, net	2,374	238	—	2,136
Income tax expense	446,343	1,866	(206)	444,683
Net income	863,330	17,257	(308)	846,381
Less: Net income attributable to noncontrolling interests	(140,216)	—	—	(140,216)
Net income attributable to DaVita HealthCare Partners Inc.	$723,114	$17,257	$(308)	$706,165

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

	Consolidated Total	Physician Groups	Unrestricted Subsidiaries	Company and Restricted Subsidiaries(1)
For the year ended December 31, 2013
Patient services revenues	$8,307,195	$122,873	$—	$8,184,322
Less: Provision for uncollectible accounts	(293,546)	(6,602)	—	(286,944)
Net patient service revenues	8,013,649	116,271	—	7,897,378
Capitated revenues	2,987,315	1,560,244	—	1,427,071
Other revenues	763,086	5,239	—	757,847
Total net revenues	11,764,050	1,681,754	—	10,082,296
Operating expenses and charges	10,213,916	1,659,151	457	8,554,308
Operating income	1,550,134	22,603	(457)	1,527,988
Debt (expense)	(429,943)	(14,605)	—	(415,338)
Other income, net	4,787	6	—	4,781
Income tax expense	381,013	3,523	(183)	377,673
Income from continuing operations	743,965	4,481	(274)	739,758
Discontinued operations net of gain on disposal of discontinued operations	13,236	—	—	13,236
Net income	757,201	4,481	(274)	752,994
Less: Net income attributable to noncontrolling interests	(123,755)	—	—	(123,755)
Net income attributable to DaVita HealthCare Partners Inc.	$633,446	$4,481	$(274)	$629,239
For the year ended December 31, 2012
Patient services revenues	$7,351,902	$20,052	$—	$7,331,850
Less: Provision for uncollectible accounts	(235,218)	(686)	—	(234,532)
Net patient service revenues	7,116,684	19,366	—	7,097,318
Capitated revenues	481,336	248,592	—	232,744
Other revenues	588,260	487	—	587,773
Total net revenues	8,186,280	268,445	—	7,917,835
Operating expenses and charges	6,889,196	268,205	(1,372)	6,622,363
Operating income	1,297,084	240	1,372	1,295,472
Debt (expense) and refinancing charges	(299,517)	(1,386)	—	(298,131)
Other income, net	3,737	54	—	3,683
Income tax expense	359,845	—	549	359,296
Income from continuing operations	641,459	(1,092)	823	641,728
Discontinued operations	(222)	—	—	(222)
Net income	641,237	(1,092)	823	641,506
Less: Net income attributable to noncontrolling interests	(105,220)	—	—	(105,220)
Net income attributable to DaVita HealthCare Partners Inc.	$536,017	$(1,092)	$823	$536,286

(1)	After the elimination of the unrestricted subsidiaries and the physician groups

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

Condensed Consolidating Statements of Comprehensive Income

	Consolidated Total	Physician Groups	Unrestricted Subsidiaries	Company and Restricted Subsidiaries(1)
For the year ended December 31, 2014
Net income (losses)	$863,330	$17,257	$(308)	$846,381
Other comprehensive losses	(22,372)	—	—	(22,372)
Total comprehensive income (losses)	840,958	17,257	(308)	824,009
Less: Comprehensive income attributable to noncontrolling interest	(140,216)	—	—	(140,216)
Comprehensive income (losses) attributable to DaVita HealthCare Partners Inc.	$700,742	$17,257	$(308)	$683,793
For the year ended December 31, 2013
Net income (losses)	$757,201	$4,481	$(274)	$752,994
Other comprehensive income	12,652	—	—	12,652
Total comprehensive income (losses)	769,853	4,481	(274)	765,646
Less: Comprehensive income attributable to noncontrolling interest	(123,755)	—	—	(123,755)
Comprehensive income (losses) attributable to DaVita HealthCare Partners Inc.	$646,098	$4,481	$(274)	$641,891
For the year ended December 31, 2012
Net income (losses)	$641,237	$(1,092)	$823	$641,506
Other comprehensive income	4,187	—	—	4,187
Total comprehensive income (losses)	645,424	(1,092)	823	645,693
Less: Comprehensive income attributable to noncontrolling interest	(105,220)	—	—	(105,220)
Comprehensive income (losses) attributable to DaVita HealthCare Partners Inc.	$540,204	$(1,092)	$823	$540,473

(1)	After the elimination of the unrestricted subsidiaries and the physician groups

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

Condensed Consolidating Balance Sheets

	Consolidated Total	Physician Groups	Unrestricted Subsidiaries	Company and Restricted Subsidiaries(1)
As of December 31, 2014
Cash and cash equivalents	$965,241	$112,448	$—	$852,793
Accounts receivable, net	1,525,849	255,953	—	1,269,896
Other current assets	1,385,707	18,450	—	1,367,257
Total current assets	3,876,797	386,851	—	3,489,946
Property and equipment, net	2,469,099	2,406	—	2,466,693
Amortizable intangibles, net	1,949,498	6,239	—	1,943,259
Other long-term assets	232,026	66,087	2,811	163,128
Goodwill	9,415,295	9,181	—	9,406,114
Total assets	$17,942,715	$470,764	$2,811	$17,469,140
Current liabilities	$2,088,652	$213,609	$—	$1,875,043
Payables to parent	—	178,371	2,811	(181,182)
Long-term debt and other long-term liabilities	9,663,787	61,895	—	9,601,892
Noncontrolling interests subject to put provisions	829,965	—	—	829,965
Total DaVita HealthCare Partners Inc. shareholders'’ equity	5,170,513	16,889	—	5,153,624
Noncontrolling interests not subject to put provisions	189,798	—	—	189,798
Shareholders' equity	5,360,311	16,889	—	5,343,422
Total liabilities and shareholder's equity	$17,942,715	$470,764	$2,811	$17,469,140
As of December 31, 2013
Cash and cash equivalents	$946,249	$127,309	$—	$818,940
Accounts receivable, net	1,485,163	235,463	—	1,249,700
Other current assets	1,040,866	35,640	—	1,005,226
Total current assets	3,472,278	398,412	—	3,073,866
Property and equipment, net	2,189,411	5,541	—	2,183,870
Amortizable intangibles, net	2,024,373	7,283	—	2,017,090
Other long-term assets	199,841	64,013	3,325	132,503
Goodwill	9,212,974	8,981	—	9,203,993
Total assets	$17,098,877	$484,230	$3,325	$16,611,322
Current liabilities	$2,462,049	$193,079	$—	$2,268,970
Payables to parent	—	194,958	3,325	(198,283)
Long-term debt and other long-term liabilities	9,333,987	94,727	—	9,239,260
Noncontrolling interests subject to put provisions	697,300	—	—	697,300
Total DaVita HealthCare Partners Inc. shareholders’' equity	4,432,479	1,466	—	4,431,013
Noncontrolling interests not subject to put provisions	173,062	—	—	173,062
Shareholders' equity	4,605,541	1,466	—	4,604,075
Total liabilities and shareholder's equity	$17,098,877	$484,230	$3,325	$16,611,322

(1)	After the elimination of the unrestricted subsidiaries and the physician groups

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

Condensed Consolidating Statements of Cash Flows

	Consolidated Total	Physician Groups	Unrestricted Subsidiaries	Company and Restricted Subsidiaries(1)
For the year ended December 31, 2014
Cash flows from operating activities:
Net income	$863,330	$17,257	$(308)	$846,381
Changes in operating and intercompany assets and liabilities and non cash items included in net income	596,077	1,048	308	594,721
Net cash provided by operating activities	1,459,407	18,305	—	1,441,102
Cash flows from investing activities:
Additions of property and equipment	(641,330)	2,058	—	(643,388)
Acquisitions and divestitures, net	(272,094)	—	—	(272,094)
Proceeds from asset sales	8,791	—	—	8,791
Investments and other items	(373,096)	(16,745)	—	(356,351)
Net cash used in investing activities	(1,277,729)	(14,687)	—	(1,263,042)
Cash flows from financing activities:
Long-term debt and related financing costs, net	(7,989)	—	—	(7,989)
Intercompany	—	(18,479)	—	18,479
Other items	(156,990)	—	—	(156,990)
Net cash used in financing activities	(164,979)	(18,479)	—	(146,500)
Effect of exchange rate changes on cash	2,293	—	—	2,293
Net increase (decrease) in cash	18,992	(14,861)	—	33,853
Cash at beginning of the year	946,249	127,309	—	818,940
Cash at the end of the year	$965,241	$112,448	$—	$852,793
For the year ended December 31, 2013
Cash flows from operating activities:
Net income	$757,201	$4,481	$(274)	$752,994
Changes in operating and intercompany assets and liabilities and non cash items included in net income	1,016,140	4,343	274	1,011,523
Net cash provided by operating activities	1,773,341	8,824	—	1,764,517
Cash flows from investing activities:
Additions of property and equipment	(617,597)	(2,262)	—	(615,335)
Acquisitions and divestitures, net	(310,394)	—	—	(310,394)
Proceeds from discontinued operations	62,258	—	—	62,258
Investments and other items	(11,149)	—	—	(11,149)
Net cash used in investing activities	(876,882)	(2,262)	—	(874,620)
Cash flows from financing activities:
Long-term debt	(438,007)	—	—	(438,007)
Intercompany	—	(11,615)	—	11,615
Other items	(44,984)	—	—	(44,984)
Net cash used in financing activities	(482,991)	(11,615)	—	(471,376)
Effect of exchange rate changes on cash	(967)	—	—	(967)
Net increase (decrease) in cash	412,501	(5,053)	—	417,554
Cash at beginning of the year	533,748	132,362	—	401,386
Cash at the end of the year	$946,249	$127,309	$—	$818,940

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

	Consolidated Total	Physician Groups	Unrestricted Subsidiaries	Company and Restricted Subsidiaries(1)
For the year ended December 31, 2012
Cash flows from operating activities:
Net income	$641,237	$(1,092)	$823	$641,506
Changes in operating and intercompany assets and liabilities and non cash items included in net income	459,611	(26,549)	(823)	486,983
Net cash provided by operating activities	1,100,848	(27,641)	—	1,128,489
Cash flows from investing activities:
Additions of property and equipment	(550,146)	(4,794)	—	(545,352)
Acquisitions and divestitures, net	(4,294,077)	—	—	(4,294,077)
Proceeds from discontinued operations	3,559	—	—	3,559
Investments and other items	8,214	—	—	8,214
Net cash used in investing activities	(4,832,450)	(4,794)	—	(4,827,656)
Cash flows from financing activities:
Long-term debt	3,904,893	—	—	3,904,893
Intercompany	—	164,797	—	(164,797)
Other items	(32,509)	—	—	(32,509)
Net cash provided by financing activities	3,872,384	164,797	—	3,707,587
Effect of exchange rate changes on cash	(786)	—	—	(786)
Net increase in cash	139,996	132,362	—	7,634
Cash at beginning of the year	393,752	—	—	393,752
Cash at the end of the year	$533,748	$132,362	$—	$401,386

(1)	After the elimination of the unrestricted subsidiaries and the physician groups

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Annual Report on Form 10-K to be signed on our behalf by the undersigned, thereunto duly authorized, in the City of Denver, State of Colorado, on February 26, 2015.

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

Signature	Title	Date

/S/ KENT J. THIRY	Co-Chairman and Chief Executive Officer	February 26, 2015
Kent J. Thiry	(Principal Executive Officer)

/S/ ROBERT J. MARGOLIS	Co-Chairman of the Board	February 26, 2015
Robert J. Margolis

/S/ GARRY E. MENZEL	Chief Financial Officer	February 26, 2015
Garry E. Menzel

/S/ JAMES K. HILGER	Chief Accounting Officer	February 26, 2015
James K. Hilger	(Principal Accounting Officer)

/S/ PAMELA M. ARWAY	Director	February 26, 2015
Pamela M. Arway

/S/ CHARLES G. BERG	Director	February 26, 2015
Charles G. Berg

/S/ CAROL A. DAVIDSON	Director	February 26, 2015
Carol A. Davidson

/S/ PAUL J. DIAZ	Director	February 26, 2015
Paul J. Diaz

/S/ PETER T. GRAUER	Director	February 26, 2015
Peter T. Grauer

/S/ JOHN M. NEHRA	Director	February 26, 2015
John M. Nehra

Signature	Title	Date

/S/ WILLIAM L. ROPER	Director	February 26, 2015
William L. Roper

/S/ ROGER J. VALINE	Director	February 26, 2015
Roger J. Valine

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

DaVita HealthCare Partners Inc.:

Under date of February 26, 2015, we reported on the consolidated balance sheets of DaVita HealthCare Partners Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2014, which are included in the Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement Schedule II—Valuation and Qualifying Accounts included in the Annual Report on Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Seattle, Washington

February 26, 2015

DAVITA HEALTHCARE PARTNERS INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at beginning of year	Acquisitions	Amounts charged to income	Amounts written off	Balance at end of year
		(in thousands)
Allowance for uncollectible accounts:
Year ended December 31, 2012	$250,343	$7,752	$243,377	$256,350	$245,122
Year ended December 31, 2013	$245,122	$—	$298,711	$306,690	$237,143
Year ended December 31, 2014	$237,143	$—	$381,337	$375,806	$242,674

EXHIBIT INDEX

2.1	Agreement and Plan of Merger, dated as of May 20, 2012, by and among DaVita Inc., Seismic Acquisition LLC, HealthCare Partners Holdings, LLC, and the Member Representative.(36)

2.2

Amendment, dated as of July 6, 2012, to the Agreement and Plan of Merger, dated as of May 20, 2012, by and among DaVita Inc., Seismic Acquisition LLC, HealthCare Partners Holdings, LLC, and the Member Representative.(37)

3.1	Amended and Restated Certificate of Incorporation of Total Renal Care Holdings, Inc. (TRCH), dated December 4, 1995.(1)

3.2	Certificate of Amendment of Certificate of Incorporation of TRCH, dated February 26, 1998.(2)

3.3	Certificate of Amendment of Certificate of Incorporation of DaVita Inc. (formerly Total Renal Care Holdings, Inc.), dated October 5, 2000.(3)

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of DaVita Inc., as amended dated May 30, 2007.(16)

3.5	Certificate of Ownership and Merger Merging DaVita Name Change, Inc. with and into DaVita Inc., as filed with Secretary of State of the State of Delaware on November 1, 2012.(41)

3.6	Amended and Restated Bylaws for DaVita Inc. dated as of March 10, 2011.(17)

4.1	Indenture, dated October 20, 2010, by and among DaVita Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee.(28)

4.2	Indenture, dated October 20, 2010, by and among DaVita Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee.(28)

4.3	Indenture, dated August 28, 2012, by and among DaVita Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee.(38)

4.4	Form of 5.750% Senior Notes due 2022 and related Guarantee (included in exhibit 4.5).(38)

4.5	Indenture, dated June 13, 2014, by and among DaVita HealthCare Partners Inc., the guarantors named therein and the Bank of New York Mellon Trust Company, N.A., as Trustee. (45)

4.6	Form of 5.125% Senior Notes due 2024 and related Guarantee (included in Exhibit 4.5). (45)

4.7

Second Supplemental Indenture for the 6.375% Senior Notes due 2018, dated June 13, 2014, by and among DaVita HealthCare Partners Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee. (46)

4.8

Third Supplemental Indenture for the 6.375% Senior Notes due 2018, dated June 17, 2014, by and among DaVita HealthCare Partners Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee. (46)

4.9

Second Supplemental Indenture for the 6.625% Senior Notes due 2020, dated June 13, 2014, by and among DaVita HealthCare Partners Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee. (46)

4.10

Second Supplemental Indenture for the 5.750% Senior Notes due 2022, dated June 13, 2014, by and among DaVita HealthCare Partners Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee. (46)

10.1	Employment Agreement, dated as of October 19, 2009, by and between DaVita Inc. and Kim M. Rivera.(29)*

10.2	Employment Agreement, dated as of October 31, 2005, effective October 24, 2005, by and between DaVita Inc. and Dennis Kogod.(8)*

10.3	Amendment to Mr. Kogod’s Employment Agreement, effective December 12, 2008.(23)*

10.4	Second Amendment to Mr. Kogod’s Employment Agreement, effective December 31, 2012.(23)*

10.5	Employment Agreement, effective September 22, 2005, by and between DaVita Inc. and James Hilger.(10)*

10.6	Amendment to Mr. Hilger’s Employment Agreement, effective December 12, 2008.(23)*

1 of 5

10.7	Second Amendment to Mr. Hilger’s Employment Agreement, effective December 27, 2012.(43)*

10.8	Employment Agreement, effective July 25, 2008, between DaVita Inc. and Kent J. Thiry.(20)*

10.9	Employment Agreement, effective August 1, 2008, between DaVita Inc. and Allen Nissenson.(21)*

10.10	Employment Agreement, effective March 3, 2008, between DaVita Inc. and David Shapiro.(23)*

10.11	Amendment to Mr. Shapiro’s Employment Agreement, effective December 4, 2008.(23)*

10.12	Employment Agreement, effective March 17, 2010, by and between DaVita Inc. and Javier Rodriguez.(25)*

10.13	Memorandum Relating to Bonus Structure for Kent J. Thiry.(26)*

10.14	Memorandum Relating to Bonus Structure for Dennis L. Kogod.(26)*

10.15	Form of Indemnity Agreement.(15)*

10.16	Form of Indemnity Agreement.(9)*

10.17	Executive Incentive Plan (as Amended and Restated effective January 1, 2009).(24)*

10.18	Executive Retirement Plan.(23)*

10.19	DaVita Voluntary Deferral Plan.(7)*

10.20	Deferred Bonus Plan (Prosperity Plan).(22)*

10.21	Amendment No. 1 to Deferred Bonus Plan (Prosperity Plan).(23)*

10.22	Amended and Restated Employee Stock Purchase Plan.(18)*

10.23	Amended and Restated DaVita Healthcare Partners Inc. Severance Plan. (43)*

10.24	Change in Control Bonus Program.(23)*

10.25	Non-Management Director Compensation Philosophy and Plan.(19)*

10.26	Amended and Restated 2002 Equity Compensation Plan.(6)*

10.27	Amended and Restated 2002 Equity Compensation Plan.(14)*

10.28	Amended and Restated 2002 Equity Compensation Plan.(18)*

10.29	Amended and Restated 2002 Equity Compensation Plan.(23)*

10.30	DaVita Inc. 2002 Equity Compensation Plan.(27)*

10.31	Form of Non-Qualified Stock Option Agreement—Employee (DaVita Inc. 1999 Non-Executive Officer and Non-Director Equity Compensation Plan.(13)*

10.32	Form of Non-Qualified Stock Option Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(4)*

10.33	Form of Non-Qualified Stock Option Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(11)*

10.34	Form of Non-Qualified Stock Option Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(13)*

10.35	Form of Restricted Stock Units Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(4)*

10.36	Form of Restricted Stock Units Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(11)*

10.37	Form of Restricted Stock Units Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(13)*

10.38	Form of Restricted Stock Units Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(23)*

10.39	Form of Stock Appreciation Rights Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(11)*

10.40	Form of Stock Appreciation Rights Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(13)*

10.41	Form of Stock Appreciation Rights Agreement—Board (DaVita Inc. 2002 Equity Compensation Plan).(21)*

10.42	Form of Stock Appreciation Rights Agreement—Board members (DaVita Inc. 2011 Incentive Award Plan).(32)*

2 of 5

10.43	Form of Restricted Stock Units Agreement—Board (DaVita Inc. 2002 Equity Compensation Plan).(21)*

10.44	Form of Restricted Stock Units Agreement—Board members (DaVita Inc. 2011 Incentive Award Plan).(32)*

10.45	Form of Non-Qualified Stock Option Agreement—Board (DaVita Inc. 2002 Equity Compensation Plan).(21)*

10.46	Form of Stock Appreciation Rights Agreement—Executives (DaVita Inc. 2011 Incentive Award Plan).(32)*

10.47	Form of Restricted Stock Units Agreement—Executives (DaVita Inc. 2011 Incentive Award Plan).(32)*

10.48	Form of Restricted Stock Units Agreement (DaVita Inc. 2011 Incentive Award Plan). (43)*

10.49	Form of Stock Appreciation Rights Agreement (DaVita Inc. 2011 Incentive Award Plan). (43)*

10.50	Form of Long-Term Incentive Program Award Agreement (For 162(m) designated teammates) (DaVita Inc. 2011 Incentive Award Plan).(43) *

10.51	Form of Long-Term Incentive Program Award Agreement (DaVita Inc. 2011 Incentive Award Plan). (43)*

10.52

Credit Agreement, dated as of June 24, 2014, by and among DaVita Healthcare Partners Inc., the guarantors the guarantors party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, Barclays Bank PLC, and Wells Fargo Bank, National Association as Co-Syndication Agents, Bank of America, N.A., Credit Suisse AG, Goldman Sachs Bank USA, JPMorgan Chase Bank, N.A., Morgan Stanley Senior Funding, Inc., and SunTrust Bank, as Co-Documentation Agents, Barclays Bank PLC, Wells Fargo Securities, LLC, Credit Suisse Securities (USA) LLC, Goldman Sachs Bank USA, J.P. Morgan Securities, LLC, Bank of America, N.A., Morgan Stanley Senior Funding, Inc., and SunTrust Robinson Humphrey, Inc. as Joint Lead Arrangers and Joint Bookrunners, The Bank of Nova Scotia, Credit Agricole Securities (USA) Inc., The Bank of Tokyo-Mitsubishi UFJ, Ltd., and Sumitomo Mitsui Banking Corporation, as Senior Managing Agents, HSBC Securities (USA) Inc., Fifth Third Bank, and Compass Bank as Managing Agents. (46)

10.53

Amendment No. 1, dated as of August 14, 2012, to the Credit Agreement, dated as of October 20, 2010, by and among DaVita Inc., the several banks and other financial institutions or entities from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and JPMorgan Chase Bank, N.A., as Issuing Lender and Swingline Lender, and the other agents from time to time parties thereto.(39)

10.54

Amendment No. 2 to the Credit Agreement, dated as of August 24, 2012, by and among DaVita Inc., the several banks and other financial institutions or entities from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and JPMorgan Chase Bank, N.A., as Issuing Lender and Swingline Lender, and the other agents from time to time parties thereto.(38)

10.55	Perfection Certificate executed as of October 20, 2010 and delivered in connection with the closing of the Credit Agreement filed as Exhibit 10.68.(34)**

10.56	Amended and Restated Alliance and Product Supply Agreement, dated as of August 25, 2006, among Gambro Renal Products, Inc., DaVita Inc. and Gambro AB.(12)**

10.57	Dialysis Organization Agreement between DaVita Inc. and Amgen USA Inc. dated December 20, 2007.(22)**

10.58	Dialysis Organization Agreement between DaVita Inc. and Amgen USA Inc. dated December 17, 2010.(30)**

10.59	Amended and Restated DaVita HealthCare Partners Inc. 2011 Incentive Award Plan.(46)*

10.60	Amendment No. 2 to Dialysis Organization Agreement between DaVita Inc. and Amgen USA Inc. effective as of July 1, 2011.(33)**

10.61	Sourcing and Supply Agreement between DaVita Inc. and Amgen USA Inc. effective as of January 1, 2012.(35)**

10.62	Amendment No. 1 to Sourcing and Supply Agreement between DaVita HealthCare Partners Inc. and Amgen USA Inc. effective as of January 1, 2013.(43)**

10.63	Voting Agreement, dated as of May 20, 2012, by and among DaVita Inc., HealthCare Partners Holdings, LLC, and HealthCare Partners Medical Group.(36)

10.64	Support Agreement, dated as of May 20, 2012, by and among DaVita Inc., HealthCare Partners Holdings, LLC, and Dr. Robert Margolis.(36)

10.65	Support Agreement, dated as of May 20, 2012, by and among DaVita Inc., HealthCare Partners Holdings, LLC, and Dr. William Chin.(36)

3 of 5

10.66	Support Agreement, dated as of May 20, 2012, by and among DaVita Inc., HealthCare Partners Holdings, LLC, and Matthew Mazdyasni.(36)

10.67	Support Agreement, dated as of May 20, 2012, by and among DaVita Inc., HealthCare Partners Holdings, LLC, and Dr. Thomas Paulsen.(36)

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

10.71	Employment Agreement, dated as of May 20, 2012, effective as of the November 1, 2012, by and among Dr. Robert Margolis, DaVita Inc. and HealthCare Partners Holdings, LLC.(40)*

10.72	Amendment to Dr. Margolis’ Employment Agreement, effective December 31, 2012.(43)*

10.73	Employment Agreement, effective July 5, 2013, between DaVita HealthCare Partners Inc. and Garry E. Menzel.(42)*

10.74

Form of 2014 Long Term Incentive Program Cash Performance Award Agreement under the DaVita HealthCare Partners Inc. 2011 Incentive Award Plan and Long-Term Incentive Program (for 162(m) designated teammates). (47) * **

10.75	Form of 2014 Long Term Incentive Program Cash Performance Award Agreement under the DaVita HealthCare Partners Inc. 2011 Incentive Award Plan and Long-Term Incentive Program. (47)* **

10.76

Form of 2014 Long Term Incentive Program Performance Stock Units Agreement under the DaVita HealthCare Partners Inc. 2011 Incentive Award Plan and Long-Term Incentive Program (for 162(m) designated teammates). (47) * **

10.77	Form of 2014 Long Term Incentive Program Restricted Stock Units Agreement under the DaVita HealthCare Partners Inc. 2011 Incentive Award Plan and Long-Term Incentive Program. (47) *

10.78	Form of 2014 Long Term Incentive Program Stock Appreciation Rights Agreement under the DaVita HealthCare Partners Inc. 2011 Incentive Award Plan and Long-Term Incentive Program. (47) *

10.79	Corporate Integrity Agreement, dated as of October 22, 2014, by and among the Office of Inspector General of The Department of Health and Human Services and DaVita HealthCare Partners, Inc. (48)

12.1	Computation of Ratio of Earnings to Fixed Charges.✓

14.1	DaVita Inc. Corporate Governance Code of Ethics.(5)

21.1	List of our subsidiaries.✓

23.1	Consent of KPMG LLP, independent registered public accounting firm.✓

24.1	Powers of Attorney with respect to DaVita. (Included on Page II-1).

31.1	Certification of the Chief Executive Officer, dated February 26, 2015, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.✓

31.2	Certification of the Chief Financial Officer, dated February 26, 2015, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.✓

32.1	Certification of the Chief Executive Officer, dated February 26, 2015, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.✓

32.2	Certification of the Chief Financial Officer, dated February 26, 2015, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.✓

101.INS	XBRL Instance Document. ✓

101.SCH	XBRL Taxonomy Extension Schema Document. ✓

4 of 5

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. ✓

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. ✓

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. ✓

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. ✓

✓	Included in this filing.
*	Management contract or executive compensation plan or arrangement.
**	Portions of this exhibit are subject to a request for confidential treatment and have been redacted and filed separately with the SEC.
(1)	Filed on March 18, 1996 as an exhibit to the Company’s Transitional Report on Form 10-K for the transition period from June 1, 1995 to December 31, 1995.
(2)	Filed on March 31, 1998 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.
(3)	Filed on March 20, 2001 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.
(4)	Filed on November 8, 2004 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.
(5)	Filed on February 27, 2004 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
(6)	Filed on May 4, 2005 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.
(7)	Filed on November 8, 2005 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.
(8)	Filed on November 4, 2005 as an exhibit to the Company’s Current Report on Form 8-K.
(9)	Filed on March 3, 2005 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
(10)	Filed on August 7, 2006 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2006.
(11)	Filed on July 6, 2006 as an exhibit to the Company’s Current Report on Form 8-K.
(12)	Filed on November 3, 2006 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
(13)	Filed on October 18, 2006 as an exhibit to the Company’s Current Report on Form 8-K.
(14)	Filed on July 31, 2006 as an exhibit to the Company’s Current Report on Form 8-K.
(15)	Filed on December 20, 2006 as an exhibit to the Company’s Current Report on Form 8-K.
(16)	Filed on August 6, 2007 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.
(17)	Filed on March 17, 2011 as an exhibit to the Company’s Current Report on Form 8-K/A.
(18)	Filed on June 4, 2007 as an exhibit to the Company’s Current Report on Form 8-K.
(19)	Filed on May 8, 2008 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.
(20)	Filed on July 31, 2008 as an exhibit to the Company’s Current Report on Form 8-K.
(21)	Filed on November 6, 2008 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.
(22)	Filed on February 29, 2008 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
(23)	Filed on February 27, 2009 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008
(24)	Filed on June 18, 2009 as an exhibit to the Company’s Current Report on Form 8-K.
(25)	Filed on April 14, 2010 as an exhibit to the Company’s Current Report on Form 8-K.
(26)	Filed on May 3, 2010 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.
(27)	Filed on April 28, 2010 as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A.
(28)	Filed on October 21, 2010 as an exhibit to the Company’s Current Report on Form 8-K.
(29)	Filed on February 25, 2010 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
(30)	Filed on December 29, 2011 as an exhibit to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2010.
(31)	Filed on April 28, 2014 as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A.
(32)	Filed on August 4, 2011 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.
(33)	Filed on December 29, 2011 as an exhibit to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2011.
(34)	Filed on January 17, 2012 as an exhibit to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2011.
(35)	Filed on February 24, 2012 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

5 of 5

(36)	Filed on May 21, 2012 as an exhibit to the Company’s Current Report on Form 8-K.
(37)	Filed on July 9, 2012 as an exhibit to the Company’s Current Report on Form 8-K.
(38)	Filed on August 28, 2012 as an exhibit to the Company’s Current Report on Form 8-K.
(39)	Filed on September 18, 2012 as an exhibit to the Company’s Current Report on Form 8-K.
(40)	Filed on September 18, 2012 as an exhibit to Amendment No. 2 to the Company’s Registration Statement on Form S-4.
(41)	Filed on November 1, 2012 as an exhibit to the Company’s Current Report on Form 8-K.
(42)	Filed on August 7, 2013 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.
(43)	Filed on February 28, 2013 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
(44)	Filed on February 21, 2014 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
(45)	Filed on June 16, 2014 as an exhibit to the Company’s Current Report on Form 8-K.
(46)	Filed on August 1, 2014 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.
(47)	Filed on November 6, 2014 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.
(48)	Filed on October 23, 2014 as an exhibit to the Company’s Current Report on Form 8-K.

6 of 5