Form 10-Q
period 2015-03-31
DAVITA HEALTHCARE PARTNERS INC.
filed 2015-05-05
CIK 927066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

For the Quarterly Period Ended March 31, 2015

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

As of April 30, 2015, the number of shares of the Registrant’s common stock outstanding was approximately 215.0 million shares and the aggregate market value of the common stock outstanding held by non-affiliates based upon the closing price of these shares on the New York Stock Exchange was approximately $17.4 billion.

DAVITA HEALTHCARE PARTNERS INC.

Note: Items 3, 4 and 5 of Part II are omitted because they are not applicable.

i

DAVITA HEALTHCARE PARTNERS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(dollars in thousands, except per share data)

	Three months ended
	March 31,
	2015	2014
Patient service revenues	$2,271,815	$2,114,098
Less: Provision for uncollectible accounts	(99,164)	(83,197)
Net patient service revenues	2,172,651	2,030,901
Capitated revenues	850,515	787,565
Other revenues	264,799	224,310
Total net revenues	3,287,965	3,042,776
Operating expenses and charges:
Patient care costs and other costs	2,362,612	2,179,772
General and administrative	341,801	284,061
Depreciation and amortization	153,789	142,579
Provision for uncollectible accounts	1,827	2,511
Equity investment income	(2,908)	(7,372)
Loss contingency accrual	495,000	—
Total operating expenses and charges	3,352,121	2,601,551
Operating (loss) income	(64,156)	441,225
Debt expense	(97,392)	(106,335)
Other (loss) income, net	(533)	1,698
(Loss) income before income taxes	(162,081)	336,588
Income tax (benefit) expense	(85,933)	124,851
Net (loss) income	(76,148)	211,737
Less: Net income attributable to noncontrolling interests	(34,469)	(28,448)
Net (loss) income attributable to DaVita HealthCare Partners Inc.	$(110,617)	$183,289
Earnings per share:
Basic net (loss) income per share attributable to DaVita HealthCare Partners Inc.	$(0.52)	$0.87
Diluted net (loss) income per share attributable to DaVita HealthCare Partners Inc.	$(0.52)	$0.85
Weighted average shares for earnings per share:
Basic	213,387,253	211,375,232
Diluted	213,387,253	216,118,922

See notes to condensed consolidated financial statements.

DAVITA HEALTHCARE PARTNERS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(dollars in thousands)

	Three months ended
	March 31,
	2015	2014
Net (loss) income	$(76,148)	$211,737
Other comprehensive (loss) income, net of tax:
Unrealized losses on interest rate swap and cap agreements:
Unrealized loss on interest rate swap and cap agreements	(5,760)	(2,505)
Reclassifications of net swap and cap agreements realized loss into net income	812	3,359
Unrealized gains on investments:
Unrealized gains on investments	382	331
Reclassification of net investment realized gains into net income	(157)	(207)
Foreign currency translation adjustments	(17,885)	28
Other comprehensive (loss) income	(22,608)	1,006
Total comprehensive (loss) income	(98,756)	212,743
Less: Comprehensive income attributable to noncontrolling interests	(34,469)	(28,448)
Comprehensive (loss) income attributable to DaVita HealthCare Partners Inc.	$(133,225)	$184,295

See notes to condensed consolidated financial statements.

DAVITA HEALTHCARE PARTNERS INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands, except per share data)

	March 31,	December 31,
	2015	2014
ASSETS
Cash and cash equivalents	$1,011,271	$965,241
Short-term investments	422,365	337,399
Accounts receivable, less allowance of $255,146 and $242,674	1,675,182	1,525,849
Inventories	145,740	136,085
Other receivables	423,713	400,916
Other current assets	186,165	186,842
Income tax receivable	—	83,839
Deferred income taxes	436,359	240,626
Total current assets	4,300,795	3,876,797
Property and equipment, net of accumulated depreciation of $2,123,818 and $2,029,506	2,500,596	2,469,099
Intangibles, net of accumulated amortization of $666,995 and $621,891	1,904,176	1,949,498
Equity investments	70,017	65,637
Long-term investments	91,441	89,389
Other long-term assets	68,248	77,000
Goodwill	9,431,390	9,415,295
	$18,366,663	$17,942,715
LIABILITIES AND EQUITY
Accounts payable	$423,986	$445,453
Other liabilities	581,411	506,579
Accrued compensation and benefits	733,708	698,475
Medical payables	304,205	314,347
Loss contingency	495,000	3,644
Current portion of long-term debt	118,076	120,154
Income tax payable	23,130	—
Total current liabilities	2,679,516	2,088,652
Long-term debt	8,380,153	8,383,280
Other long-term liabilities	407,068	389,806
Deferred income taxes	880,820	890,701
Total liabilities	12,347,557	11,752,439
Commitments and contingencies
Noncontrolling interests subject to put provisions	848,392	829,965
Equity:
Preferred stock ($0.001 par value, 5,000,000 shares authorized; none issued)
Common stock ($0.001 par value, 450,000,000 shares authorized; 215,949,997 and 215,640,968 shares issued and 215,058,568 and 215,640,968 shares outstanding, respectively)	216	216
Additional paid-in capital	1,112,396	1,108,211
Retained earnings	3,976,486	4,087,103
Treasury stock (891,429 shares)	(70,063)	—
Accumulated other comprehensive loss	(47,625)	(25,017)
Total DaVita HealthCare Partners Inc. shareholders’ equity	4,971,410	5,170,513
Noncontrolling interests not subject to put provisions	199,304	189,798
Total equity	5,170,714	5,360,311
	$18,366,663	$17,942,715

See notes to condensed consolidated financial statements.

DAVITA HEALTHCARE PARTNERS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Three months ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net (loss) income	$(76,148)	$211,737
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Loss contingency accrual	495,000	—
Depreciation and amortization	153,789	142,565
Stock-based compensation expense	12,762	15,074
Tax benefits from stock award exercises	9,366	22,978
Excess tax benefits from stock award exercises	(7,584)	(18,336)
Deferred income taxes (benefit)	(203,940)	8,902
Equity investment income (loss), net	2,539	(187)
Other non-cash charges and loss on disposal of assets	7,865	8,346
Changes in operating assets and liabilities, other than from acquisitions and divestitures:
Accounts receivable	(151,743)	(54,565)
Inventories	(9,193)	(12,280)
Other receivables and other current assets	(18,619)	(17,740)
Other long-term assets	153	1,418
Accounts payable	(10,933)	(42,558)
Accrued compensation and benefits	30,638	23,570
Other current liabilities	60,772	20,615
Income taxes	106,970	92,905
Other long-term liabilities	8,395	16,663
Net cash provided by operating activities	410,089	419,107
Cash flows from investing activities:
Additions of property and equipment	(121,421)	(126,562)
Acquisitions	(40,650)	(67,857)
Proceeds from asset and business sales	2,565	56
Purchase of investments available for sale	(1,448)	(1,824)
Purchase of investments held-to-maturity	(290,774)	(2,511)
Proceeds from sale of investments available for sale	1,217	1,262
Proceeds from investments held-to-maturity	205,650	1,508
Purchase of intangible assets	—	(11)
Purchase of equity investments	(7,426)	—
Distributions received on equity investments	—	146
Net cash used in investing activities	(252,287)	(195,793)
Cash flows from financing activities:
Borrowings	13,353,767	16,179,463
Payments on long-term debt and other financing costs	(13,382,203)	(16,244,613)
Purchase of treasury stock	(70,063)	—
Distributions to noncontrolling interests	(41,499)	(33,147)
Stock award exercises and other share issuances, net	5,648	3,450
Excess tax benefits from stock award exercises	7,584	18,336
Contributions from noncontrolling interests	15,898	13,625
Proceeds from sales of additional noncontrolling interests	—	761
Net cash used in financing activities	(110,868)	(62,125)
Effect of exchange rate changes on cash and cash equivalents	(904)	631
Net increase in cash and cash equivalents	46,030	161,820
Cash and cash equivalents at beginning of the year	965,241	946,249
Cash and cash equivalents at end of the period	$1,011,271	$1,108,069

See notes to condensed consolidated financial statements.

DAVITA HEALTHCARE PARTNERS INC.

CONSOLIDATED STATEMENTS OF EQUITY

(unaudited)

(dollars and shares in thousands)

										Non-
	Non-									controlling
	controlling	DaVita HealthCare Partners Inc. Shareholders’ Equity								interests
	interests							Accumulated		not
	subject to			Additional				other		subject to
	put	Common		paid-in	Retained			comprehensive		put
	provisions	stock		capital	earnings	Treasury stock		income (loss)	Total	provisions
Balance at December 31, 2013	$697,300	213,163	$213	$1,070,922	$3,363,989	—	$—	$(2,645)	$4,432,479	$173,062
Comprehensive income:
Net income	88,425				723,114				723,114	51,791
Other comprehensive income	—							(22,372)	(22,372)
Stock purchase shares issued		298		19,010					19,010
Stock unit shares issued		304	1	(28)					(27)
Stock-settled SAR shares issued		1,876	2	(2)					—
Stock-settled stock-based compensation expense				54,969					54,969
Excess tax benefits from stock awards exercised				45,271					45,271
Distributions to noncontrolling interests	(93,884)									(55,455)
Contributions from noncontrolling interests	41,876									22,779
Sales and assumptions of additional noncontrolling interests	25,220			355					355	4,165
Purchases from noncontrolling interests	(6,111)			(5,357)					(5,357)	(6,544)
Other reclassification				210					210
Changes in fair value of noncontrolling interests	77,139			(77,139)					(77,139)
Balance at December 31, 2014	$829,965	215,641	$216	$1,108,211	$4,087,103	—	$—	$(25,017)	$5,170,513	$189,798
Comprehensive income:
Net income (loss)	21,600				(110,617)				(110,617)	12,869
Other comprehensive loss								(22,608)	(22,608)
Stock unit shares issued		5	—	4					4
Stock-settled SAR shares issued		304	—						—
Stock-settled stock-based compensation expense				13,169					13,169
Excess tax benefits from stock awards exercised				7,584					7,584
Distributions to noncontrolling interests	(25,962)									(15,537)
Contributions from noncontrolling interests	6,217									9,681
Assumptions of additional noncontrolling interests										2,493
Changes in fair value of noncontrolling interests	16,572			(16,572)					(16,572)
Purchase of treasury stock						(891)	(70,063)		(70,063)
Balance at March 31, 2015	$848,392	215,950	$216	$1,112,396	$3,976,486	(891)	$(70,063)	$(47,625)	$4,971,410	$199,304

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

1.	Condensed consolidated interim financial statements

The condensed consolidated interim financial statements included in this report are prepared by the Company without audit. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations are reflected in these consolidated interim financial statements. All significant intercompany accounts and transactions have been eliminated. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The most significant estimates and assumptions underlying these financial statements and accompanying notes generally involve the accrual of an estimated loss contingency and its impact on the Company’s income taxes, revenue recognition and accounts receivable, impairments of long-lived assets, fair value estimates, accounting for income taxes, variable compensation accruals, consolidation of variable interest entities, purchase accounting valuation estimates, long-term incentive program compensation and medical liability claims. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the operating results for the full year. The condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Prior year balances and amounts have been reclassified to conform to the current year presentation. The Company has evaluated subsequent events through the date these condensed consolidated financial statements were issued and has included all necessary adjustments and disclosures.

2.	Earnings (loss) per share

Basic net income (loss) per share is calculated by dividing net income (loss) attributable to the Company, adjusted for any change in noncontrolling interests redemption rights in excess of fair value, by the weighted average number of common shares and vested stock units outstanding, net of shares held in escrow that under certain circumstances may be returned to the Company.

Diluted net income (loss) per share includes the dilutive effect, if any, of outstanding stock-settled stock appreciation rights, stock options and unvested stock units (under the treasury stock method) as well as contingently returnable shares held in escrow.

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

The reconciliations of the numerators and denominators used to calculate basic and diluted earnings per share are as follows:

	Three months ended
	March 31,
	2015		2014
Basic:
Net (loss) income attributable to DaVita HealthCare Partners Inc.	$(110,617)		$183,289
Weighted average shares outstanding during the period	215,581		213,564
Vested stock units	—		5
Contingently returnable shares held in escrow for the DaVita HealthCare Partners merger	(2,194)		(2,194)
Weighted average shares for basic earnings per share calculation	213,387		211,375
Basic net (loss) income per share attributable to DaVita HealthCare Partners Inc.	$(0.52)		$0.87
Diluted:
Net (loss) income attributable to DaVita HealthCare Partners Inc.	$(110,617)		$183,289
Weighted average shares outstanding during the period	215,581		213,564
Vested stock units	—		5
Contingently returnable shares held in escrow for the DaVita HealthCare Partners merger	(2,194)		—
Assumed incremental shares from stock plans	—		2,550
Weighted average shares for diluted earnings per share calculation	213,387		216,119
Diluted net (loss) income per share attributable to DaVita HealthCare Partners Inc.	$(0.52)		$0.85
Anti-dilutive potential common shares excluded from calculation	5,992	(1)	2,999	(2)

______________

(1)

Shares associated with stock-settled stock appreciation rights and contingently returnable shares that are excluded from the diluted denominator calculation because they are anti-dilutive due to the Company’s net loss attributable to DaVita HealthCare Partners Inc.

(2)	Shares associated with stock-settled stock appreciation rights that are excluded from the diluted denominator calculation because they are anti-dilutive under the treasury stock method.

3.	Accounts receivable

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

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

During the three months ended March 31, 2015, the Company’s allowance for doubtful accounts increased by $12,472. This was primarily due to an increase in U.S. dialysis and lab provision for uncollectible accounts as a result of an increase in write-offs of certain balances. There were no unusual transactions impacting the allowance for doubtful accounts.

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

The Company’s investments in securities consist of the following:

	March 31, 2015			December 31, 2014
	Held to	Available		Held to	Available
	maturity	for sale	Total	maturity	for sale	Total
Certificates of deposit and money market funds due within one year	$420,927	$—	$420,927	$335,975	$—	$335,975
Investments in mutual funds and common stock	—	29,068	29,068	—	28,123	28,123
	$420,927	$29,068	$449,995	$335,975	$28,123	$364,098
Short-term investments	$420,927	$1,438	$422,365	$335,975	$1,424	$337,399
Long-term investments	—	27,630	27,630	—	26,699	26,699
	$420,927	$29,068	$449,995	$335,975	$28,123	$364,098

The cost of the certificates of deposit and money market funds at March 31, 2015 and December 31, 2014 approximates their fair value. As of March 31, 2015 and December 31, 2014, the available-for-sale investments included $5,468 and $5,181 of gross pre-tax unrealized gains, respectively. During the three months ended March 31, 2015, the Company recorded gross pre-tax unrealized gains of $544, or $382 after tax, in other comprehensive income associated with changes in the fair value of these investments. During the three months ended March 31, 2015, the Company sold investments in mutual funds for net proceeds of $1,217 and recognized a pre-tax gain of $257, or $157 after-tax, which was previously recorded in other comprehensive income. During the three months ended March 31, 2014, the Company sold investments in mutual funds for net proceeds of $1,262 and recognized a pre-tax gain of $340, or $207 after-tax, which was previously recorded in other comprehensive income.

The investments in mutual funds classified as available-for-sale are held within a trust to fund existing obligations associated with several of the Company’s non-qualified deferred compensation plans.

As of March 31, 2015, the Company held $5,000 of preferred stock in a privately held company that is accounted for under the cost method as this investment does not have a readily determinable fair value.

Certain HCP entities are required to maintain minimum cash balances in order to comply with regulatory requirements in conjunction with medical claim reserves. As of March 31, 2015, this minimum cash balance was approximately $53,400.

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

5.	Goodwill

Changes in goodwill by reportable segments were as follows:

			Other-ancillary
	U.S. dialysis and		services and
	related lab services	HCP	strategic initiatives	Consolidated total
Balance at January 1, 2014	$5,469,473	$3,516,162	$227,339	$9,212,974
Acquisitions	143,021	48,649	29,844	221,514
Divestitures	(1,851)	—	—	(1,851)
Foreign currency and other adjustments	—	(2,277)	(15,065)	(17,342)
Balance at December 31, 2014	$5,610,643	$3,562,534	$242,118	$9,415,295
Acquisitions	—	24,039	7,568	31,607
Foreign currency and other adjustments	—	—	(15,512)	(15,512)
Balance at March 31, 2015	$5,610,643	$3,586,573	$234,174	$9,431,390

Each of the Company’s operating segments described in Note 17 to these condensed consolidated financial statements represents an individual reporting unit for goodwill impairment testing purposes, except that each sovereign jurisdiction within our international operating segments is considered a separate reporting unit.

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

HCP’s current and expected future operating results have eroded, primarily as a result of recent reductions in its Medicare Advantage reimbursement rates, including the Medicare Advantage final benchmark rates for 2016 announced on April 6, 2015.

As a result, the Company has determined that three of its HCP reporting units, HCP California, HCP Nevada and HCP New Mexico, remain at risk of goodwill impairment. HCP California, HCP Nevada and HCP New Mexico have goodwill of $2,517,697, $517,618, and $72,130, respectively.

The Company obtained preliminary valuations of these three businesses as of April 6, 2015, which indicate preliminary fair values of HCP California, HCP Nevada and HCP New Mexico exceeding their total carrying values by approximately 15.0%, 6.3% and 13.6%, respectively. Further reductions in HCP’s reimbursement rates or other significant adverse changes in its expected future cash flows or valuation assumptions could result in a goodwill impairment charge in the future.

For example, a sustained, long-term reduction of 3% in operating income for HCP California, HCP Nevada and HCP New Mexico could reduce their estimated fair values by up to 2.8%, 2.9% and 3.1%, respectively. Separately, an increase in their respective discount rates of 100 basis points could reduce the estimated fair values of HCP California, HCP Nevada and HCP New Mexico by up to 6.1%, 5.6% and 6.3%, respectively.

During the first quarter of 2015, the Company did not record any goodwill impairment charges. Except as described above, no significant goodwill associated with the Company’s various other reporting units was considered at risk of impairment as of March 31, 2015. Since the dates of the Company’s last annual goodwill impairment tests, there have been certain developments, events, changes in operating performance and other changes in key circumstances that have affected the Company’s businesses. However, these did not cause management to believe it is more likely than not that the fair value of any of its reporting units would be less than its carrying amount.

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

6.	Health care costs payable

The following table includes estimates for the cost of professional medical services provided by non-employed physicians and other providers, as well as inpatient and other ancillary costs for all markets other than California. We do not include inpatient and other ancillary costs for contracts held by our California licensed health plan and for contracts held by our California medical group entities; only professional medical services are included as state regulation does not allow those medical group entities to assume risk for inpatient services. Health care costs payable are included in medical payables.

The following table shows the components of changes in the health care costs payable for the three months ended March 31, 2015:

Three months ended
March 31, 2015
Health care costs payable, beginning of the period	$214,405
Add: Components of incurred health care costs
Current year	388,041
Prior years	(1,111)
Total incurred health care costs	386,930
Less: Claims paid
Current year	244,136
Prior years	173,378
Total claims paid	417,514
Health care costs payable, end of the period	$183,821

The Company’s prior year estimates of health care costs payable decreased by $1,111 resulting from certain medical claims being settled for amounts less than originally estimated. When significant increases (decreases) in prior-year health care cost estimates occur that the Company believes significantly impacts its current year operating results, the Company discloses that amount as unfavorable (favorable) development of prior-year’s health care cost estimates. Actual claim payments for prior year services have not been materially different from our year-end estimates.

7.	Income taxes

As of March 31, 2015, the Company’s total liability for unrecognized tax benefits relating to tax positions that do not meet the more-likely-than-not threshold is $31,877, all of which would impact the Company’s effective tax rate if recognized. This balance has not changed from the December 31, 2014 balance.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in its income tax expense. At March 31, 2015 and December 31, 2014, the Company had approximately $10,539 and $10,123, respectively, accrued for interest and penalties related to unrecognized tax benefits, net of federal tax benefits.

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

8.	Long-term debt

Long-term debt was comprised of the following:

	March 31,	December 31,
	2015	2014
Senior Secured Credit Facilities:
Term Loan A	$962,500	$975,000
Term Loan B	3,473,750	3,482,500
Senior notes	3,775,000	3,775,000
Acquisition obligations and other notes payable	63,102	69,045
Capital lease obligations	239,439	218,097
Total debt principal outstanding	8,513,791	8,519,642
Discount on long-term debt	(15,562)	(16,208)
	8,498,229	8,503,434
Less current portion	(118,076)	(120,154)
	$8,380,153	$8,383,280

Scheduled maturities of long-term debt at March 31, 2015 were as follows:

2015 (remainder of the year)	92,475
2016	117,586
2017	145,940
2018	156,733
2019	730,811
2020	55,617
Thereafter	7,214,629

During the first three months of 2015, the Company made mandatory principal payments under its Senior Secured Credit Facilities totaling $12,500 on the Term Loan A and $8,750 on the Term Loan B.

In April 2015, the Company issued $1,500,000 5.0% Senior Notes due 2025 (the 5.0% Senior Notes). The 5.0% Senior Notes pay interest on May 1 and November 1 of each year beginning November 1, 2015. The 5.0% Senior Notes are unsecured senior obligations and rank equally in right of payment with the Company’s existing and future unsecured senior indebtedness. The 5.0% Senior Notes are guaranteed by certain of the Company’s domestic subsidiaries. The Company may redeem up to 35% of the 5.0% Senior Notes at any time prior to May 1, 2018 at a certain specified price from the proceeds of one or more equity offerings. In addition, the Company may redeem some or all of the 5.0% Senior Notes at any time prior to May 1, 2020 at make whole redemption prices and on or after such date at certain specified redemption prices. The proceeds from the 5.0% Senior Notes are being used to repurchase all of the outstanding principal balances of the $775,000 6 ⅝% Senior Notes due 2020 through a combination of a tender offer and a redemption process, to pay fees and expenses and for general corporate purposes, which may include future acquisitions and share repurchases.

The Company has entered into several interest rate swap agreements as a means of hedging its exposure to and volatility from variable-based interest rate changes as part of its overall interest rate risk management strategy. These agreements are not held for trading or speculative purposes and have the economic effect of converting the LIBOR variable component of the Company’s interest rate to a fixed rate. These swap agreements are designated as cash flow hedges, and as a result, hedge-effective gains or losses resulting from changes in the fair values of these swaps are reported in other comprehensive income until such time as the hedged forecasted cash flows occur, at which time the amounts are reclassified into net income. Net amounts paid or received for each specific swap tranche that have settled have been reflected as adjustments to debt expense. In addition, the Company has entered into several interest rate cap agreements and several forward interest rate cap agreements that have the economic effect of capping the Company’s maximum exposure to LIBOR variable interest rate changes on specific portions of the Company’s floating rate debt, as described below. The cap agreements are also designated as cash flow hedges and, as a result, changes in the fair values of these cap agreements are reported in other comprehensive income. The amortization of the original cap premium is recognized as a component of debt expense on a straight-line basis over the term of the cap agreements. The swap and cap agreements do not contain credit-risk contingent features.

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

As of March 31, 2015, the Company maintains several interest rate swap agreements that were entered into in March 2013 with amortizing notional amounts of these swap agreements totaling $831,250. These agreements have the economic effect of modifying the LIBOR variable component of the Company’s interest rate on an equivalent amount of the Company’s Term Loan A to fixed rates ranging from 0.49% to 0.52%, resulting in an overall weighted average effective interest rate of 2.26%, including the Term Loan A margin of 1.75%. The overall weighted average effective interest rate also includes the effects of $131,250 of unhedged Term Loan A debt that bears interest at LIBOR plus an interest rate margin of 1.75%. The swap agreements expire on September 30, 2016 and require monthly interest payments. During the three months ended March 31, 2015, the Company recognized debt expense of $722 from these swaps. As of March 31, 2015, the total fair value of these swap agreements was a net liability of approximately $148. The Company estimates that approximately $1,439 of existing unrealized pre-tax losses in other comprehensive income at March 31, 2015 will be reclassified into income over the next twelve months.

As of March 31, 2015, the Company maintained several forward interest rate cap agreements that were entered into in November 2014 with notional amounts totaling $3,500,000. These forward cap agreements will be effective September 30, 2016 and will have the economic effect of capping the LIBOR variable component of the Company’s interest rate at a maximum of 3.50% on an equivalent amount of our debt. The cap agreements expire on June 30, 2018. As of March 31, 2015, the total fair value of these cap agreements was an asset of approximately $6,820. During the three months ended March 31, 2015, the Company recorded a loss of $5,521 in other comprehensive income due to a decrease in the unrealized fair value of these cap agreements.

As of March 31, 2015, the Company maintains several interest rate cap agreements that were entered into in March 2013 with notional amounts totaling $2,735,000 on the Company’s Term Loan B debt. These agreements have the economic effect of capping the LIBOR variable component of the Company’s interest rate at a maximum of 2.50% on an equivalent amount of the Company’s Term Loan B. During the three months ended March 31, 2015, the Company recognized debt expense of $610 from these caps. The cap agreements expire on September 30, 2016. As of March 31, 2015, the total fair value of these cap agreements was an asset of approximately $357. During the three months ended March 31, 2015, the Company recorded a loss of $1,236 in other comprehensive income due to a decrease in the unrealized fair value of these cap agreements.

The following table summarizes the Company’s derivative instruments as of March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
Derivatives designated as hedging	Balance sheet		Balance sheet
instruments	location	Fair value	location	Fair value
Interest rate swap agreements	Other short-term liabilities	$1,439	Other short-term liabilities	$1,457
Interest rate swap agreements	Other long-term assets	$1,291	Other long-term assets	$3,281
Interest rate cap agreements	Other long-term assets	$7,177	Other long-term assets	$13,934

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

The following table summarizes the effects of the Company’s interest rate swap and cap agreements for the three months ended March 31, 2015 and 2014:

	Amount of gains			Amount of
	(losses) recognized in			losses reclassified
	OCI on interest rate swap			from accumulated
	and cap agreements		Location of	OCI into income
	Three months ended		losses reclassified	Three months ended
Derivatives designated	March 31,		from accumulated	March 31,
as cash flow hedges	2015	2014	OCI into income	2015	2014
Interest rate swap agreements	$(2,694)	$(2,764)	Debt expense (including refinancing charges)	$(722)	$(4,006)
Interest rate cap agreements	(6,757)	(1,347)	Debt expense (including refinancing charges)	(610)	(1,507)
Tax benefit	3,691	1,606		520	2,154
Total	$(5,760)	$(2,505)		$(812)	$(3,359)

As of March 31, 2015, the interest rate on the Company’s Term Loan B debt is effectively fixed because of an embedded LIBOR floor which is higher than actual LIBOR as of such date and the Term Loan B is also subject to interest rate caps if LIBOR should rise above 2.50%. See above for further details. Interest rates on the Company’s senior notes are fixed by their terms. The LIBOR variable component of the Company’s interest rate on a majority of the Company’s Term Loan A is economically fixed as a result of interest rate swaps.

As a result of embedded LIBOR floors on the Term Loan B debt agreement and the swap and cap agreements, the Company’s overall weighted average effective interest rate on the Senior Secured Credit Facilities was 3.44%, based upon the current margins in effect of 1.75% for the Term Loan A and 2.75% for the Term Loan B, as of March 31, 2015.

The Company’s overall weighted average effective interest rate during the first quarter of 2015 was 4.48% and as of March 31, 2015 was 4.47%.

As of March 31, 2015, the Company had undrawn revolving credit facilities totaling $1,000,000 of which approximately $95,000 was committed for outstanding letters of credit. In addition, HCP has an outstanding letter of credit of approximately $1,000 that is secured by a certificate of deposit.

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

Inquiries by the Federal Government and Certain Related Civil Proceedings

Vainer Private Civil Suit: In December 2008, the Company received a subpoena for documents from the Office of Inspector General (OIG) for the U.S. Department of Health and Human Services (HHS) relating to the pharmaceutical products Zemplar, Hectorol, Venofer, Ferrlecit and erythropoietin (EPO), as well as other related matters. The subpoena covered the period from January 2003 to December 2008. The Company was advised by the U.S. Attorney’s Office for the Northern District of Georgia and the U.S. Department of Justice in Washington, DC that this was a civil inquiry. On June 17, 2009, the Company learned that the allegations underlying this inquiry were made as part of a civil complaint filed by individuals and brought pursuant to the qui tam provisions of

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

the federal False Claims Act. On April 1, 2011, the U.S. District Court for the Northern District of Georgia ordered the case to be unsealed. At that time, the Department of Justice and U.S. Attorney’s Office filed a notice of declination stating that the federal government would not be intervening and not pursuing the relators’ allegation in litigation. On July 25, 2011, the relators, Daniel Barbir and Dr. Alon Vainer, filed their amended civil complaint in the U.S. District Court for the Northern District of Georgia, purportedly on behalf of the federal government. The amended complaint alleges that the Company’s drug administration practices for the Company’s dialysis operations for Vitamin D and iron agents from 2003 through 2010 fraudulently created unnecessary waste, which was billed to and paid for by the government. The amended complaint seeks monetary damages and civil penalties as well as costs and expenses. The parties completed discovery in early 2014; however, in August 2014, the Court granted relators’ motion for sanctions and reopened discovery on a limited basis. The Company recently reached an agreement in principle with the plaintiffs pursuant to which the Court stayed the litigation and the plaintiffs withdrew their motion for further sanctions.  While the specific terms of settlement have not yet been finalized, the Company has accrued an estimated loss contingency of $495,000  related to this matter, which consists of a settlement amount of $450,000 and attorney fees and other costs of $45,000.  Negotiations are ongoing and until all parties have entered into a definitive final agreement, the Company can make no assurances about the specific settlement terms, including monetary and nonmonetary terms, or whether the Vainer suit ultimately will settle for an amount that is not greater than the amount of the estimated loss contingency.

2011 U.S. Attorney Medicaid Investigation: In October 2011, the Company announced that it would be receiving a request for documents, which could include an administrative subpoena from the OIG. Subsequent to the Company’s announcement of this 2011 U.S. Attorney Medicaid Investigation, the Company received a request for documents in connection with the inquiry by the U.S. Attorney’s Office for the Eastern District of New York. The request related to payments for infusion drugs covered by Medicaid composite payments for dialysis. It is the Company’s understanding that this inquiry is civil in nature. The Company understands further that certain other providers that operate dialysis clinics in New York may have received a similar request for documents. The Company has cooperated with the government and produced the requested documents. In April 2014, the Company reached an agreement in principle with the government to resolve this matter, and is currently in the process of working with the government to finalize the specific terms of the settlement, and has accrued an amount that is immaterial.

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

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

2015 U.S. OIG Medicare Advantage Civil Investigation: On March 13, 2015, JSA HealthCare Corporation (JSA), a subsidiary of HCP, received a subpoena from the OIG. The Company has been advised by an attorney with the Civil Division of the United States Department of Justice in Washington, D.C., that the subpoena relates to an ongoing civil investigation concerning Medicare Advantage service providers’ risk adjustment practices and data, including identification and verification of patient diagnoses and factors used in making the diagnoses. The subpoena requests documents and information for the period from January 1, 2008 through December 31, 2013, for certain Medicare Advantage plans for which JSA provided services. It also requests information regarding JSA’s communications about patient diagnoses as they relate to certain Medicare Advantage plans generally, and more specifically as related to two Florida physicians with whom JSA previously contracted. The Company intends to cooperate with the government’s investigation. In that regard, the Company intends to meet with representatives of the government to discuss the scope of the subpoena and the production of responsive documents.

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

Shareholder Derivative Claims

DaVita HealthCare Partners Inc. Derivative Litigation: On January 7, 2014, the U.S. District Court for the District of Colorado consolidated the two previously disclosed shareholder derivative lawsuits: the Haverhill Retirement System action filed on May 17, 2013 and the Clark Shareholder action filed on August 7, 2012. The court appointed Haverhill lead plaintiff. The complaints filed against the directors of the Company and against the Company, as nominal defendant allege, among other things, that the Company’s directors breached fiduciary duties to the Company relating to the 2010 and 2011 U.S. Attorney Physician Relationship Investigations described above, the Vainer qui tam private civil suit described above and the Woodard qui tam private civil suit for which the Company previously announced a settlement in July 2012. The Company has entered into a settlement with the lead plaintiff, subject to court approval. The terms of the settlement, which were described in a court-ordered notice sent to shareholders in late January 2015, include enhancements to the Company’s corporate governance practices and provides that the Company will not oppose the derivative plaintiff’s application for an award of fees and expenses, the dollar amount of which is not material to the Company. On January 8, 2015, the Court entered an order preliminarily approving the settlement, directing that the notice to shareholders be provided as described above and held a settlement fairness hearing on May 1, 2015. During the fairness hearing, the Court approved the settlement and indicated that it would issue a formal order shortly thereafter that will approve the settlement, dismiss the lawsuit with prejudice, release all claims asserted in the lawsuit, and order the payment of fees.

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

The Company has certain other potential commitments to provide operating capital to several dialysis centers that are wholly-owned by third parties or centers in which the Company owns a minority equity investment as well as to physician-owned vascular access clinics or medical practices that the Company operates under management and administrative services agreements of approximately $1,000.

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

During the three months ended March 31, 2015, the Company granted 77 stock-settled stock appreciation rights with an aggregate grant-date fair value of $1,304 and a weighted-average expected life of approximately 4.1 years, and also granted 64 stock units with an aggregate grant-date fair value of $4,923 and a weighted-average expected life of approximately 2.4 years.

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

For the three months ended March 31, 2015 and 2014, the Company recognized $33,451 and $23,100, respectively, in total LTIP expense, of which $12,762 and $15,074, respectively, was stock-based compensation expense for stock appreciation rights, stock units and discounted employee stock plan purchases, which are primarily included in general and administrative expenses. The estimated tax benefits recorded for stock-based compensation through March 31, 2015 and 2014 was $4,458 and $5,580, respectively. As of March 31, 2015, there was $115,104 of total estimated unrecognized compensation cost for outstanding LTIP awards, including $69,224 related to stock-based compensation arrangements under the Company’s equity compensation and stock purchase plans. The Company expects to recognize the performance-based cash component of these LTIP costs over a weighted average remaining period of 1.0 year and the stock-based component of these LTIP costs over a weighted average remaining period of 1.2 years.

For the three months ended March 31, 2015 and 2014, the Company received $9,366 and $22,978, respectively, in actual tax benefits upon the exercise of stock awards.

12.	Share repurchases

During the first quarter of 2015, the Company repurchased a total of 891 shares of its common stock for $70,063, or an average price of $78.60 per share. In addition, in April 2015, the Company repurchased a total of 176 shares of its common stock for $14,050, or an average price of $79.96 per share.

On April 14, 2015, the Company’s Board of Directors approved additional share repurchases in the amount of $725,944. These recently approved share repurchases are in addition to the $274,056 remaining under the Company’s Board of Directors’ prior share repurchase approval announced on November 4, 2010. As a result, the Company now has a total of $1,000,000 in outstanding authorizations available for share repurchases. These share repurchase authorizations have no expiration dates.

13.	Comprehensive income

	For the three months ended
	March 31, 2015
	Interest		Foreign	Accumulated
	rate swap		currency	other
	and cap	Investment	translation	comprehensive
	agreements	securities	adjustments	income (loss)
Beginning balance	$(1,795)	$3,151	$(26,373)	$(25,017)
Unrealized (losses) gains	(9,451)	544	(17,885)	(26,792)
Related income tax benefit (expense)	3,691	(162)	—	3,529
	(5,760)	382	(17,885)	(23,263)
Reclassification from accumulated other comprehensive income into net income	1,332	(257)	—	1,075
Related income tax (expense) benefit	(520)	100	—	(420)
	812	(157)	—	655
Ending balance	$(6,743)	$3,376	$(44,258)	$(47,625)

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

	For the three months ended
	March 31, 2014
	Interest		Foreign	Accumulated
	rate swap		currency	other
	and cap	Investment	translation	comprehensive
	agreements	securities	adjustments	income (loss)
Beginning balance	$(2,344)	$3,120	$(3,421)	$(2,645)
Unrealized (losses) gains	(4,111)	530	28	(3,553)
Related income tax benefit (expense)	1,606	(199)	—	1,407
	(2,505)	331	28	(2,146)
Reclassification from accumulated other comprehensive income into net income	5,513	(340)	—	5,173
Related income tax (expense) benefit	(2,154)	133	—	(2,021)
	3,359	(207)	—	3,152
Ending balance	$(1,490)	$3,244	$(3,393)	$(1,639)

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

14.	Acquisitions

During the first three months of 2015, the Company acquired dialysis businesses and other businesses consisting of one dialysis center located in the U.S., two vascular access centers, and other medical businesses for a total of $40,650 in net cash and deferred purchase price obligations totaling $394. The assets and liabilities for all acquisitions were recorded at their estimated fair values at the dates of the acquisitions and are included in the Company’s condensed consolidated financial statements and operating results from the designated effective dates of the acquisitions. Certain income tax amounts are pending final evaluation and quantification of any pre-acquisition tax contingencies. In addition, valuation of medical claims liability and certain other working capital items relating to several of these acquisitions are pending final quantification.

The following table summarizes the assets acquired and liabilities assumed in these transactions and recognized at their acquisition dates at estimated fair values:

Three months ended
March 31, 2015
Current assets	$1,203
Property and equipment	8,880
Amortizable intangible and other long-term assets	3,614
Goodwill	31,607
Noncontrolling interests assumed	(2,494)
Liabilities assumed	(1,766)
Aggregate purchase price	$41,044

Amortizable intangible assets acquired during the first three months of 2015 had weighted-average estimated useful lives of five years. The majority of the intangible assets acquired relate to non-compete agreements, and trade names. The weighted-average amortization period for non-compete agreements was six years. The weighted-average amortization period for trade names was three years. The total amount of goodwill deductible for tax purposes associated with these acquisitions was approximately $29,111.

Contingent earn-out obligations

The Company has several contingent earn-out obligations associated with acquisitions that could result in the Company paying the former shareholders of those acquired companies a total of up to approximately $134,321 or a portion of that amount if certain

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

EBITDA performance targets and quality margins are met over the next two years, if certain percentages of operating income are met over the next three years or if certain percentages of other annual EBITDA targets are met. As of March 31, 2015, the Company has estimated the fair value of these contingent earn-out obligations to be $38,425.

Contingent earn-out obligations will be remeasured to fair value at each reporting date until the contingencies are resolved with changes in the liability due to the re-measurement recorded in earnings. See Note 16 to the condensed consolidated financial statements for further details. Of the total contingent earn-out obligations of $38,425 recognized at March 31, 2015, a total of $15,885 is included in other liabilities and the remaining $22,540 is included in other long-term liabilities in the Company’s condensed consolidated balance sheet.

The following is a reconciliation of changes in the contingent earn-out obligations for the three months ended March 31, 2015:

Beginning balance, January 1, 2015	$39,129
Remeasurement of fair value for other contingent earn-outs	(704)
$38,425

15.	Variable interest entities

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

The analyses upon which these consolidation determinations rest are complex, involve uncertainties, and require significant judgment on various matters, some of which could be subject to different interpretations. At March 31, 2015, these condensed consolidated financial statements include total assets of VIEs of $587,387 and total liabilities and noncontrolling interests of VIEs to third parties of $287,987.

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

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

The following table summarizes the Company’s assets, liabilities and temporary equity measured at fair value on a recurring basis as of March 31, 2015:

		Quoted prices in		Significant
		active markets for	Significant other	unobservable
		identical assets	observable inputs	inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Available-for-sale securities	$29,068	$29,068	$—	$—
Interest rate cap agreements	$7,177	$—	$7,177	$—
Interest rate swap agreements	$1,291	$—	$1,291	$—
Funds on deposit with third parties	$82,618	$82,618	$—	$—
Liabilities
Contingent earn-out obligations	$38,425	$—	$—	$38,425
Interest rate swap agreements	$1,439	$—	$1,439	—
Temporary equity
Noncontrolling interests subject to put provisions	$848,392	$—	$—	$848,392

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

The estimated fair value measurements of contingent earn-out obligations are primarily based on unobservable inputs including projected EBITDA, estimated probability of achieving gross margin of certain medical procedures and the estimated probability of earn-out payments being made using an option pricing technique and a simulation model for expected EBITDA and operating income. In addition, a probability adjusted model was used to estimate the fair values of the quality results amounts. The estimated fair value of these contingent earn-out obligations will be remeasured as of each reporting date and could fluctuate based upon any significant changes in key assumptions, such as changes in the Company credit risk adjusted rate that is used to discount obligations to present value.

See Note 10 to these condensed consolidated financial statements for a discussion of the Company’s methodology for estimating the fair value of noncontrolling interests subject to put obligations.

Other financial instruments consist primarily of cash, accounts receivable, life insurance contracts, accounts payable, other accrued liabilities and debt. The balances of the non-debt financial instruments are presented in the consolidated financial statements at March 31, 2015 at their approximate fair values due to the short-term nature of their settlements. The carrying balance of the Company’s Senior Secured Credit Facilities totaled $4,436,250 as of March 31, 2015, and the fair value was approximately $4,438,186 based upon quoted market prices. The fair value of the Company’s senior notes was approximately $3,924,900 at March 31, 2015 based upon quoted market prices, as compared to the carrying amount of $3,775,000.

17.	Segment reporting

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

As of March 31, 2015, the Company’s ancillary services and strategic initiatives consisted primarily of pharmacy services, disease management services, vascular access services, clinical research programs, physician services, direct primary care and the Company’s international dialysis operations.

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

The Company’s operating segment financial information included in this report is prepared on the internal management reporting basis that the chief operating decision maker uses to allocate resources and assess the financial results of the operating segments. For internal management reporting, segment operations include direct segment operating expenses but exclude corporate support expenses, which consist primarily of indirect labor, benefits and long-term incentive based compensation of certain departments which provide support to all of the Company’s different operating lines of business. Corporate support costs in 2015 have been reduced by internal management fees paid by the Company’s ancillary lines of businesses.

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

The following is a summary of segment net revenues, segment operating margin (loss), and a reconciliation of segment operating margin to consolidated income from continuing operations before income taxes:

	Three months ended
	March 31,
	2015	2014
Segment net revenues:
U.S. dialysis and related lab services
Patient service revenues:
External sources	$2,154,294	$2,028,743
Intersegment revenues	11,856	7,832
Total dialysis and related lab services revenues	2,166,150	2,036,575
Less: Provision for uncollectible accounts	(97,477)	(81,463)
Net dialysis and related lab services patient service revenues	2,068,673	1,955,112
Other revenues(1)	3,184	3,154
Total net dialysis and related lab services revenues	2,071,857	1,958,266
HCP
HCP revenues:
Capitated revenues	832,472	771,542
Net patient service revenues	80,210	56,222
Other revenues(2)	15,053	12,523
Intersegment capitated and other revenues	37	152
Total revenues	927,772	840,439
Other—Ancillary services and strategic initiatives
Net patient service revenues	35,624	27,399
Capitated revenues	18,043	16,023
Other external sources	246,562	208,633
Intersegment revenues	4,942	4,819
Total ancillary services and strategic initiatives revenues	305,171	256,874
Total net segment revenues	3,304,800	3,055,579
Elimination of intersegment revenues	(16,835)	(12,803)
Consolidated net revenues	$3,287,965	$3,042,776
Segment operating margin (loss):
U.S. dialysis and related lab services	$(104,489)	$386,700
HCP	60,294	53,953
Other—Ancillary services and strategic initiatives	(13,828)	1,678
Total segment margin (loss)	(58,023)	442,331
Reconciliation of segment operating margin to consolidated income from continuing operations before income taxes:
Corporate support costs	(6,133)	(1,106)
Consolidated operating (loss) income	(64,156)	441,225
Debt expense	(97,392)	(106,335)
Other (loss) income	(533)	1,698
Consolidated (loss) income from continuing operations before income taxes	$(162,081)	$336,588

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

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

Depreciation and amortization expense by segment is as follows:

	Three months ended
	March 31,
	2015	2014
U.S. dialysis and related lab services.	$104,993	$96,443
HCP	43,279	41,737
Ancillary services and strategic initiatives	5,517	4,399
	$153,789	$142,579

Summary of assets by segment is as follows:

	March 31,	December 31,
	2015	2014
Segment assets
U.S. dialysis and related lab services (including equity investments of $28,406 and $28,138, respectively)	$11,352,546	$10,959,096
HCP (including equity investments of $19,709 and $15,393, respectively)	6,313,981	6,285,984
Other—Ancillary services and strategic initiatives (including equity investments of $21,902 and $22,106, respectively)	700,136	697,635
Consolidated assets	$18,366,663	$17,942,715

Expenditures for property and equipment by segment is as follows:

	Three months ended
	March 31,
	2015	2014
U.S. dialysis and related lab services.	$105,395	$113,230
HCP	5,034	4,502
Ancillary services and strategic initiatives	10,992	8,830
	$121,421	$126,562

18.	Changes in DaVita HealthCare Partners Inc.’s ownership interest in consolidated subsidiaries

The effects of changes in DaVita HealthCare Partners Inc.’s ownership interest on the Company’s equity are as follows:

	Three months ended
	March 31,
	2015	2014
Net (loss) income attributable to DaVita HealthCare Partners Inc.	$(110,617)	$183,289
Increase in paid-in capital for sales of noncontrolling interests	—	81
Increase in paid-in capital for the purchase of noncontrolling interests and adjustments to ownership interest	—	210
Net transfers to noncontrolling interests	—	291
Net (loss) income attributable to DaVita HealthCare Partners Inc., net of transfers to noncontrolling interests	$(110,617)	$183,580

19.	New accounting standards

In April 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendments in this ASU are effective for the Company beginning January 1, 2016. Early adoption

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

is permitted. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The adoption of this standard will not have a material impact on the Company’s condensed consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The amendments in the ASU clarify consolidation of VIEs regarding which reporting entity consolidates the legal entity. The amendments in the ASU are effective for the Company January 1, 2016. Early adoption is permitted. The adoption of this standard will not have a material impact on the Company’s condensed consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard as issued is effective for the Company on January 1, 2017, but the FASB recently issued for public comment a proposed ASU that would defer the effective date for the Company by one year to January 1, 2018. Early application is permitted as of the initial effective date of January 1, 2017, but not prior to that date. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

20.	Condensed consolidating financial statements

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

Condensed Consolidating Statements of Income

	DaVita		Non-
	HealthCare	Guarantor	Guarantor	Consolidating	Consolidated
For the three months ended March 31, 2015	Partners Inc.	subsidiaries	subsidiaries	adjustments	total
Patient service revenues	$—	$1,581,959	$723,843	$(33,987)	$2,271,815
Less: Provision for uncollectible accounts	—	(64,077)	(35,087)	—	(99,164)
Net patient service revenues	—	1,517,882	688,756	(33,987)	2,172,651
Capitated revenues	—	447,338	403,124	53	850,515
Other revenues	168,265	411,028	6,312	(320,806)	264,799
Total net revenues	168,265	2,376,248	1,098,192	(354,740)	3,287,965
Operating expenses	123,769	2,597,953	985,139	(354,740)	3,352,121
Operating income (loss)	44,496	(221,705)	113,053	—	(64,156)
Debt expense, including debt refinancing charges	(95,478)	(85,783)	(9,286)	93,155	(97,392)
Other income (loss)	91,023	53	1,546	(93,155)	(533)
Income tax expense (benefit)	17,514	(129,235)	25,788	—	(85,933)
Equity (loss) earnings in subsidiaries	(133,144)	45,056	—	88,088	—
Net income	(110,617)	(133,144)	79,525	88,088	(76,148)
Less: Net income attributable to noncontrolling interests	—	—	—	(34,469)	(34,469)
Net (loss) income attributable to DaVita HealthCare Partners Inc.	$(110,617)	$(133,144)	$79,525	$53,619	$(110,617)

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

	DaVita		Non-
	HealthCare	Guarantor	Guarantor	Consolidating	Consolidated
For the three months ended March 31, 2014	Partners Inc.	subsidiaries	subsidiaries	adjustments	total
Patient service revenues	$—	$1,513,278	$626,939	$(26,119)	$2,114,098
Less: Provision for uncollectible accounts	—	(49,879)	(33,318)	—	(83,197)
Net patient service revenues	—	1,463,399	593,621	(26,119)	2,030,901
Capitated revenues	—	404,547	383,399	(381)	787,565
Other revenues	163,043	393,555	4,709	(336,997)	224,310
Total net revenues	163,043	2,261,501	981,729	(363,497)	3,042,776
Operating expenses	112,297	1,980,456	872,295	(363,497)	2,601,551
Operating income	50,746	281,045	109,434	—	441,225
Debt expense	(105,283)	(91,424)	(9,752)	100,124	(106,335)
Other income (expense)	99,943	1,556	323	(100,124)	1,698
Income tax expense	18,389	104,131	2,331	—	124,851
Equity earnings in subsidiaries	156,272	69,226	—	(225,498)	—
Net income	183,289	156,272	97,674	(225,498)	211,737
Less: Net income attributable to noncontrolling interests	—	—	—	(28,448)	(28,448)
Net income attributable to DaVita HealthCare Partners Inc.	$183,289	$156,272	$97,674	$(253,946)	$183,289

Condensed Consolidating Statements of Comprehensive Income

	DaVita		Non-
	HealthCare	Guarantor	Guarantor	Consolidating	Consolidated
For the three months ended March 31, 2015	Partners Inc.	subsidiaries	subsidiaries	adjustments	total
Net (loss) income	$(110,617)	$(133,144)	$79,525	$88,088	$(76,148)
Other comprehensive loss	(4,723)	—	(17,885)	—	(22,608)
Total comprehensive (loss) income	(115,340)	(133,144)	61,640	88,088	(98,756)
Less: comprehensive income attributable to the noncontrolling interests	—	—	—	(34,469)	(34,469)
Comprehensive (loss) income attributable to DaVita HealthCare Partners Inc.	$(115,340)	$(133,144)	$61,640	$53,619	$(133,225)

	DaVita		Non-
	HealthCare	Guarantor	Guarantor	Consolidating	Consolidated
For the three months ended March 31, 2014	Partners Inc.	subsidiaries	subsidiaries	adjustments	total
Net income	$183,289	$156,272	$97,674	$(225,498)	$211,737
Other comprehensive income	978	—	28	—	1,006
Total comprehensive income	184,267	156,272	97,702	(225,498)	212,743
Less: comprehensive income attributable to the noncontrolling interests	—	—	—	(28,448)	(28,448)
Comprehensive income attributable to DaVita HealthCare Partners Inc.	$184,267	$156,272	$97,702	$(253,946)	$184,295

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

Condensed Consolidating Balance Sheets

	DaVita		Non-
	HealthCare	Guarantor	Guarantor	Consolidating	Consolidated
As of March 31, 2015	Partners Inc.	subsidiaries	subsidiaries	adjustments	total
Cash and cash equivalents	$753,870	$62,441	$194,960	$—	$1,011,271
Accounts receivable, net	—	1,031,229	643,953	—	1,675,182
Other current assets	437,483	1,089,920	86,939	—	1,614,342
Total current assets	1,191,353	2,183,590	925,852	—	4,300,795
Property and equipment, net	192,134	1,465,221	843,241	—	2,500,596
Amortizable intangibles, net	81,967	1,770,574	51,635	—	1,904,176
Investments in subsidiaries	8,564,454	1,562,768	—	(10,127,222)	—
Intercompany receivables	3,724,255	—	587,512	(4,311,767)	—
Other long-term assets and investments	63,795	57,381	108,530	—	229,706
Goodwill	—	7,959,443	1,471,947	—	9,431,390
Total assets	$13,817,958	$14,998,977	$3,988,717	$(14,438,989)	$18,366,663
Current liabilities	195,486	2,057,807	426,223	—	2,679,516
Intercompany payables	—	3,044,212	1,267,555	(4,311,767)	—
Long-term debt and other long-term liabilities	8,106,169	1,332,504	229,368	—	9,668,041
Noncontrolling interests subject to put provisions	544,893	—	—	303,499	848,392
Total DaVita HealthCare Partners Inc. shareholders’ equity	4,971,410	8,564,454	1,562,768	(10,127,222)	4,971,410
Noncontrolling interests not subject to put provisions	—	—	502,803	(303,499)	199,304
Total equity	4,971,410	8,564,454	2,065,571	(10,430,721)	5,170,714
Total liabilities and equity	$13,817,958	$14,998,977	$3,988,717	$(14,438,989)	$18,366,663

	DaVita		Non-
	HealthCare	Guarantor	Guarantor	Consolidating	Consolidated
As of December 31, 2014	Partners Inc.	subsidiaries	subsidiaries	adjustments	total
Cash and cash equivalents	$698,876	$77,921	$188,444	$—	$965,241
Accounts receivable, net	—	915,851	609,998	—	1,525,849
Other current assets	362,672	930,093	92,942	—	1,385,707
Total current assets	1,061,548	1,923,865	891,384	—	3,876,797
Property and equipment, net	195,690	1,473,188	800,221	—	2,469,099
Amortizable intangibles, net	85,338	1,811,218	52,942	—	1,949,498
Investments in subsidiaries	8,868,335	1,561,195	—	(10,429,530)	—
Intercompany receivables	3,723,454	—	564,241	(4,287,695)	—
Other long-term assets and investments	70,309	60,385	101,332	—	232,026
Goodwill	—	7,958,221	1,457,074	—	9,415,295
Total assets	$14,004,674	$14,788,072	$3,867,194	$(14,717,225)	$17,942,715
Current liabilities	$180,977	$1,493,243	$414,432	$—	$2,088,652
Intercompany payables	—	3,105,173	1,182,522	(4,287,695)	—
Long-term debt and other long-term liabilities	8,124,863	1,321,321	217,603	—	9,663,787
Noncontrolling interests subject to put provisions	528,321	—	—	301,644	829,965
Total DaVita HealthCare Partners Inc. shareholders’ equity	5,170,513	8,868,335	1,561,195	(10,429,530)	5,170,513
Noncontrolling interests not subject to put provisions	—	—	491,442	(301,644)	189,798
Total equity	5,170,513	8,868,335	2,052,637	(10,731,174)	5,360,311
Total liabilities and equity	$14,004,674	$14,788,072	$3,867,194	$(14,717,225)	$17,942,715

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

Condensed Consolidating Statements of Cash Flows

	DaVita		Non-
	HealthCare	Guarantor	Guarantor	Consolidating	Consolidated
For the three months ended March 31, 2015	Partners Inc.	subsidiaries	subsidiaries	adjustments	total
Cash flows from operating activities:
Net (loss) income	$(110,617)	$(133,144)	$79,525	$88,088	$(76,148)
Changes in operating assets and liabilities and non-cash items included in net income	154,352	410,880	9,093	(88,088)	486,237
Net cash provided by operating activities	43,735	277,736	88,618	—	410,089
Cash flows from investing activities:
Additions of property and equipment, net	(6,230)	(48,802)	(66,389)	—	(121,421)
Acquisitions	—	(40,018)	(632)	—	(40,650)
Proceeds from asset and business sales	—	2,565	—	—	2,565
Purchases/proceeds from investment sales and other items	(84,640)	(537)	(7,604)	—	(92,781)
Net cash used in investing activities	(90,870)	(86,792)	(74,625)	—	(252,287)
Cash flows from financing activities:
Long-term debt and related financing costs, net	(21,250)	(3,620)	(3,569)	—	(28,439)
Intercompany borrowing	180,207	(202,804)	22,597	—	—
Other items	(56,828)	—	(25,601)	—	(82,429)
Net cash provided by (used in) financing activities	102,129	(206,424)	(6,573)	—	(110,868)
Effect of exchange rate changes on cash	—	—	(904)	—	(904)
Net increase (decrease) in cash and cash equivalents	54,994	(15,480)	6,516	—	46,030
Cash and cash equivalents at beginning of period	698,876	77,921	188,444	—	965,241
Cash and cash equivalents at end of period	$753,870	$62,441	$194,960	$—	$1,011,271

	DaVita		Non-
	HealthCare	Guarantor	Guarantor	Consolidating	Consolidated
For the three months ended March 31, 2014	Partners Inc.	subsidiaries	subsidiaries	adjustments	total
Cash flows from operating activities:
Net income	$183,289	$156,272	$97,674	$(225,498)	$211,737
Changes in operating assets and liabilities and non-cash items included in net income	(28,933)	20,126	(9,321)	225,498	207,370
Net cash provided by operating activities	154,356	176,398	88,353	—	419,107
Cash flows from investing activities:
Additions of property and equipment, net	(11,100)	(59,743)	(55,719)	—	(126,562)
Acquisitions	—	(67,857)	—	—	(67,857)
Proceeds from asset sales	—	56	—	—	56
Purchases of investments and other items	(776)	135	(789)	—	(1,430)
Net cash used in investing activities	(11,876)	(127,409)	(56,508)	—	(195,793)
Cash flows from financing activities:
Long-term debt and related financing costs, net	(62,853)	(1,579)	(721)	—	(65,153)
Intercompany borrowing	90,289	(95,546)	5,257	—	—
Other items	21,786	464	(19,222)	—	3,028
Net cash provided by (used in) financing activities	49,222	(96,661)	(14,686)	—	(62,125)
Effect of exchange rate changes on cash	—	—	631	—	631
Net increase (decrease) in cash and cash equivalents	191,702	(47,672)	17,790	—	161,820
Cash and cash equivalents at beginning of period	602,188	151,454	192,607	—	946,249
Cash and cash equivalents at end of period	$793,890	$103,782	$210,397	$—	$1,108,069

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

21.	Supplemental data

The following information is presented as supplemental data as required by the indentures governing our senior notes.

Condensed Consolidating Statements of Income

				Company and
	Consolidated	Physician	Unrestricted	Restricted
For the three months ended March 31, 2015	Total	Groups	Subsidiaries	Subsidiaries(1)
Patient service operating revenues	$2,271,815	$29,654	$—	$2,242,161
Less: Provision for uncollectible accounts	(99,164)	(289)	—	(98,875)
Net patient service operating revenues	2,172,651	29,365	—	2,143,286
Capitated revenues	850,515	386,331	—	464,184
Other revenues	264,799	919	—	263,880
Total net operating revenues	3,287,965	416,615	—	2,871,350
Operating expenses	3,352,121	409,306	(237)	2,943,052
Operating (loss) income	(64,156)	7,309	237	(71,702)
Debt expense, including refinancing charges	(97,392)	(2,464)	—	(94,928)
Other (loss) income	(533)	30	—	(563)
Income tax (benefit) expense	(85,933)	1,489	95	(87,517)
Net (loss) income	(76,148)	3,386	142	(79,676)
Less: Net income attributable to noncontrolling interests	(34,469)	—	—	(34,469)
Net (loss) income attributable to DaVita HealthCare Partners Inc.	$(110,617)	$3,386	$142	$(114,145)

(1)	After the elimination of the unrestricted subsidiaries and the physician groups

Condensed Consolidating Statements of Comprehensive Income

				Company and
	Consolidated	Physician	Unrestricted	Restricted
For the three months ended March 31, 2015	Total	Groups	Subsidiaries	Subsidiaries(1)
Net (loss) income	$(76,148)	$3,386	$142	$(79,676)
Other comprehensive loss	(22,608)	—	—	(22,608)
Total comprehensive (loss) income	(98,756)	3,386	142	(102,284)
Less: comprehensive income attributable to the noncontrolling interests	(34,469)	—	—	(34,469)
Comprehensive (loss) income attributable to DaVita HealthCare Partners Inc.	$(133,225)	$3,386	$142	$(136,753)

(1)	After the elimination of the unrestricted subsidiaries and the physician groups

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

Condensed Consolidating Balance Sheets

				Company and
	Consolidated	Physician	Unrestricted	Restricted
As of March 31, 2015	Total	Groups	Subsidiaries	Subsidiaries(1)
Cash and cash equivalents	$1,011,271	$101,416	$—	$909,855
Accounts receivable, net	1,675,182	255,659	—	1,419,523
Other current assets	1,614,342	9,376	—	1,604,966
Total current assets	4,300,795	366,451	—	3,934,344
Property and equipment, net	2,500,596	2,212	—	2,498,384
Amortizable intangibles, net	1,904,176	7,385	—	1,896,791
Other long-term assets	229,706	69,461	3,048	157,197
Goodwill	9,431,390	15,155	—	9,416,235
Total assets	$18,366,663	$460,664	$3,048	$17,902,951
Current liabilities	$2,679,516	$195,987	$—	$2,483,529
Payables to parent	—	186,830	3,048	(189,878)
Long-term debt and other long-term liabilities	9,668,041	57,470	—	9,610,571
Noncontrolling interests subject to put provisions	848,392	—	—	848,392
Total DaVita HealthCare Partners Inc. shareholders’ equity	4,971,410	20,377	—	4,951,033
Noncontrolling interests not subject to put provisions	199,304	—	—	199,304
Shareholders’ equity	5,170,714	20,377	—	5,150,337
Total liabilities and shareholder’s equity	$18,366,663	$460,664	$3,048	$17,902,951

(1)	After the elimination of the unrestricted subsidiaries and the physician groups

Condensed Consolidating Statements of Cash Flows

				Company and
	Consolidated	Physician	Unrestricted	Restricted
For the three months ended March 31, 2015	Total	Groups	Subsidiaries	Subsidiaries(1)
Cash flows from operating activities:
Net (loss) income	$(76,148)	$3,386	$142	$(79,676)
Changes in operating and intercompany assets and liabilities and non-cash items included in net income	486,237	(16,884)	(142)	503,263
Net cash provided by (used in) operating activities	410,089	(13,498)	—	423,587
Cash flows from investing activities:
Additions of property and equipment	(121,421)	164	—	(121,585)
Acquisitions and divestitures, net	(40,650)	—	—	(40,650)
Proceeds from discontinued operations	2,565	—	—	2,565
Investments and other items	(92,781)	(457)	—	(92,324)
Net cash used in investing activities	(252,287)	(293)	—	(251,994)
Cash flows from financing activities:
Long-term debt	(28,439)	—	—	(28,439)
Intercompany	—	2,759	—	(2,759)
Other items	(82,429)	—	—	(82,429)
Net cash used in by financing activities	(110,868)	2,759	—	(113,627)
Effect of exchange rate changes on cash	(904)	—	—	(904)
Net increase (decrease) in cash	46,030	(11,032)	—	57,062
Cash and cash equivalents at beginning of period	965,241	112,448	—	852,793
Cash and cash equivalents at end of period	$1,011,271	$101,416	$—	$909,855

(1)	After the elimination of the unrestricted subsidiaries and the physician groups

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking statements within the meaning of the federal securities laws. All statements that do not concern historical facts are forward-looking statements and include, among other things, statements about our expectations, beliefs, intentions and/or strategies for the future. These forward-looking statements include statements regarding our future operations, financial condition and prospects, expectations for treatment growth rates, revenue per treatment, expense growth, levels of the provision for uncollectible accounts receivable, operating income, cash flow, operating cash flow, estimated tax rates, capital expenditures, the development of new dialysis centers and dialysis center acquisitions, government and commercial payment rates, revenue estimating risk and the impact of our level of indebtedness on our financial performance, and including earnings per share. These statements involve substantial known and unknown risks and uncertainties that could cause our actual results to differ materially from those described in the forward-looking statements, including but not limited to, risks resulting from the concentration of profits generated by higher-paying commercial payor plans for which there is continued downward pressure on average realized payment rates, and a reduction in the number of patients under such plans, which may result in the loss of revenues or patients, a reduction in government payment rates under the Medicare ESRD program or other government-based programs, the impact of the Center for Medicare and Medicaid Services (CMS) 2015 Medicare Advantage benchmark structure, risks arising from potential federal and/or state legislation that could have an adverse effect on our operations and profitability, changes in pharmaceutical or anemia management practice patterns, payment policies, or pharmaceutical pricing, legal compliance risks, including our continued compliance with complex government regulations, compliance with the provisions of our current corporate integrity agreement and current or potential investigations by various government entities and related government or private-party proceedings, restrictions on our business and operations required by our corporate integrity agreement and other settlement terms, and the financial impact thereof, continued increased competition from large and medium-sized dialysis providers that compete directly with us, our ability to maintain contracts with physician medical directors, changing affiliation models for physicians, and the emergence of new models of care introduced by the government or private sector that may erode our patient base and reimbursement rates such as accountable care organizations (ACOs), independent practice associations (IPAs) and integrated delivery systems, or to businesses outside of dialysis and HCP’s business, our ability to complete acquisitions, mergers or dispositions that we might be considering or announce, or to integrate and successfully operate any business we may acquire or have acquired, including HCP, or to expand our operations and services to markets outside the U.S., variability of our cash flows, the risk that we might invest material amounts of capital and incur significant costs in connection with the growth and development of our international operations, yet we might not be able to operate them profitably anytime soon, if at all, risks arising from the use of accounting estimates, judgments and interpretations in our financial statements, loss of key HCP employees, potential disruption from the HCP transaction making it more difficult to maintain business and operational relationships with customers, partners, associated physicians and physician groups, hospitals and others, the risk that laws regulating the corporate practice of medicine could restrict the manner in which HCP conducts its business, the risk that the cost of providing services under HCP’s agreements may exceed our compensation, the risk that reductions in reimbursement rates, including Medicare Advantage rates, and future regulations may negatively impact HCP’s business, revenue and profitability, the risk that HCP may not be able to successfully establish a presence in new geographic regions or successfully address competitive threats that could reduce its profitability, the risk that a disruption in HCP’s healthcare provider networks could have an adverse effect on HCP’s business operations and profitability, the risk that reductions in the quality ratings of health maintenance organization plan customers of HCP could have an adverse effect on HCP’s business, or the risk that health plans that acquire health maintenance organizations may not be willing to contract with HCP or may be willing to contract only on less favorable terms, and the other risk factors set forth in Part II, Item 1A. of this Quarterly Report on Form 10-Q. We base our forward-looking statements on information currently available to us, and we undertake no obligation to update or revise any forward-looking statements, whether as a result of changes in underlying factors, new information, future events or otherwise.

The following should be read in conjunction with our condensed consolidated financial statements.

Consolidated results of operations

We operate two major divisions, Kidney Care and HealthCare Partners (HCP). Our Kidney Care division is comprised of our U.S. dialysis and related lab services business, our ancillary services and strategic initiatives, including our international operations, and our corporate support expenses. Our HCP division is comprised of our HCP integrated healthcare business.

Our largest major line of business is our U.S. dialysis and related lab services, which is a leading provider of kidney dialysis services in the U.S. for patients suffering from chronic kidney failure, also known as ESRD. Our other major line of business, HCP, is a patient- and physician-focused integrated health care delivery and management company.

Following is a summary of our consolidated operating results for the first quarter of 2015 compared with the prior sequential quarter and the same quarter of 2014.

	Three months ended
	March 31,		December 31,		March 31,
	2015		2014		2014
	(dollar amounts rounded to nearest million)
Net revenues:
Patient service revenues	$2,271		$2,325		$2,114
Less: Provision for uncollectible accounts	(99)		(97)		(83)
Net patient service revenues	2,172		2,228		2,031
Capitated revenues	851		826		788
Other revenues	265		274		224
Total consolidated net revenues	3,288	100%	3,328	100%	3,043	100%
Operating expenses and charges:
Patient care costs	2,362	72%	2,367	71%	2,180	72%
General and administrative	342	10%	356	11%	284	9%
Depreciation and amortization	154	5%	153	5%	142	5%
Provision for uncollectible accounts	2	—	5	—	3	—
Equity investment income	(3)	—	(5)	—	(7)	—
Loss contingency accrual	495	15%	—	—	—	—
Total operating expenses and charges	3,352	102%	2,876	86%	2,602	86%
Operating (loss) income	$(64)	(2%)	$452	14%	$441	14%

The following table summarizes consolidated net revenues for our Kidney Care division and our HCP division:

	Three months ended
	March 31,	December 31,	March 31,
	2015	2014	2014
	(dollar amounts rounded to nearest million)
Net revenues:
Kidney Care:
U.S. dialysis and related lab services patient service revenues	$2,166	$2,243	$2,037
Less: Provision for uncollectible accounts	(97)	(95)	(82)
U.S. dialysis and related lab services net patient service revenues	$2,069	$2,148	$1,955
Other revenues	3	3	3
Total net U.S. dialysis and related lab services revenues	2,072	2,151	1,958
Other—Ancillary services and strategic initiatives revenues	252	257	214
Other—Capitated revenues	18	18	16
Other—Ancillary services and strategic initiatives net patient service revenues (less provision for uncollectible accounts)	35	34	27
Total net other-ancillary services and strategic initiatives revenues	305	309	257
Elimination of intersegment and division revenues	(17)	(14)	(13)
Total Kidney Care net revenues	2,360	2,446	2,202
HCP:
HCP capitated revenues	833	808	772
HCP net patient service revenues (less provision for uncollectible accounts)	80	55	56
Other revenues	15	19	13
Total net HCP revenues	928	882	841
Total consolidated net revenues	$3,288	$3,328	$3,043

The following table summarizes consolidated operating income and adjusted consolidated operating income:

	Three months ended
	March 31,	December 31,	March 31,
	2015	2014	2014
	(dollar amounts rounded to nearest million)
Operating (loss) income:
Kidney Care:
U.S. dialysis and related lab services	$(104)	$443	$387
Other—Ancillary services and strategic initiatives losses	(14)	(19)	2
Corporate support costs	(6)	(5)	(2)
Total kidney care operating income	(124)	419	387
HCP	60	33	54
Total consolidated operating income	(64)	452	441
Reconciliation of non-GAAP measures:
Add:
Loss contingency accrual	495	—	—
Adjusted consolidated operating income(1)	$431	$452	$441

(1)

For the three months ended March 31, 2015 we have excluded $495 million related to an accrual of an estimated loss contingency in connection with the Vainer private civil suit. These are non-GAAP measures and are not intended as substitutes for the GAAP equivalent measures. We have presented this adjusted amount because management believes that this presentation enhances a user’s understanding of our normal consolidated operating income by excluding an unusual item which we do not believe is indicative of our ordinary results of operations. As a result, adjusting for this amount allows for comparison to our normal prior period results. We therefore consider these adjusted consolidated operating income amounts meaningful and comparable to our prior period results.

Consolidated net revenues

Consolidated net revenues for the first quarter of 2015 decreased by approximately $40 million, or approximately 1.2%, as compared to the fourth quarter of 2014. The decrease in consolidated net revenues was primarily due to a decrease of approximately $79 million associated with the U.S. dialysis and related lab services net revenues, principally due to approximately three fewer treatment days in the first quarter of 2015 as compared to the fourth quarter of 2014 and a decrease in the average dialysis revenue per treatment of approximately $1. The decrease in average dialysis revenue per treatment is due to the recognition of certain California Medicaid revenue in the fourth quarter of 2014 that had been previously deferred, partially offset by an increase in commercial prices, and improvements in our commercial payor mix. The decrease in consolidated net revenues was also partially offset by an increase in HCP’s net operating revenue of approximately $46. The increase in HCP net operating revenue was due to non-acquired growth in senior capitated members, an increase in Medicare Advantage rates, improvement in commercial risk pool performance, and an increase in fee for service revenues related to a recent acquisition, partially offset by a decline in our senior and Medicaid risk pool performance. The decrease in consolidated net revenues was also due to a decrease of approximately $4 million associated with our ancillary services and strategic initiatives revenues primarily from reduction in pharmacy revenues as a result of an increase in reserves and fewer shipping days.

Consolidated net revenues for the first quarter of 2015 increased by approximately $245 million, or approximately 8.1%, as compared to the first quarter of 2014. The increase in consolidated net revenues was mostly due to an increase of $114 million in the U.S. dialysis and related lab services net revenues, primarily as a result of strong volume growth from acquired and non-acquired treatment growth in existing and new centers and an increase of $5 in the average dialysis revenue per treatment, driven by improvements in commercial payor mix and an increase in some of our commercial payment rates. The increase in consolidated net revenues was also due to an increase in HCP net revenues of $87 million due to an increase in senior capitated members due to acquisitions and non-acquired growth and an increase in Medicaid members due to Medicaid expansion, partially offset by a decline in our senior and Medicaid risk pool performance. In addition, the increase in consolidated net revenues was also due to an increase of approximately $48 million in our ancillary services and strategic initiatives, mainly from growth in our pharmacy services and in our international operations.

Consolidated operating income

Consolidated operating income for the first quarter of 2015 decreased by approximately $516 million as compared to the fourth quarter of 2014, including an accrual of an estimated loss contingency for $495 million. Excluding this item from the first quarter of 2015, adjusted operating income would have decreased by $21 million. The decrease in the adjusted consolidated operating income was primarily due to a decrease in U.S. dialysis and related lab services net revenues due to approximately three fewer treatments days in the first quarter of 2015 as compared to the fourth quarter of 2014.  Adjusted consolidated operating income was also impacted by higher labor costs and related payroll taxes, higher long-term incentive compensation, an increase in the dialysis provision for uncollectible accounts and an increase in HCP’s medical claims expense as a result of recent acquisitions. Adjusted consolidated operating income was positively impacted by lower professional fees and other purchased services.

Consolidated operating income for the first quarter of 2015 decreased by approximately $505 million as compared to the first quarter of 2014, including an accrual of an estimated loss contingency for $495 million. Excluding this item from the first quarter of 2015, adjusted consolidated operating income would have decreased by $10 million. The decrease in adjusted consolidated operating income was impacted by higher pharmaceutical unit costs, an increase in the dialysis provision for uncollectible accounts, higher labor and benefit costs and related payroll taxes, as well as higher long-term incentive compensation. Adjusted consolidated operating income was also negatively impacted by an increase in the amount of losses recognized in our other ancillary services and strategic initiatives businesses, as discussed below.  Consolidated operating income was positively impacted by strong volume growth in the number of dialysis treatments from non-acquired growth and acquisitions, improved productivity, an increase in average dialysis revenue per treatment of $5, an increase in senior capitated members due to acquisitions and non-acquired growth, and an increase in Medicaid members due to Medicaid expansion.

U.S. dialysis and related lab services business

Results of operations

	Three months ended
	March 31,	December 31,	March 31,
	2015	2014	2014
	(dollar amounts rounded to nearest million, except per treatment data)
Net revenues:
Dialysis and related lab services patient service revenues	$2,166	$2,243	$2,037
Less: Provision for uncollectible accounts	(97)	(95)	(82)
Dialysis and related lab services net patient service revenues	$2,069	$2,148	$1,955
Other revenues	3	3	3
Total net dialysis and related lab services revenues	$2,072	$2,151	$1,958
Operating expenses and charges:
Patient care costs	1,396	1,415	1,323
General and administrative	183	192	155
Depreciation and amortization	105	105	96
Loss contingency accrual	495	—	—
Equity investment income	(3)	(4)	(3)
Total operating expenses and charges	2,176	1,708	1,571
Operating (loss) income	$(104)	$443	$387
Dialysis treatments	6,262,635	6,465,826	5,975,627
Average dialysis treatments per treatment day	81,758	81,434	78,215
Average dialysis and related lab services revenue per treatment	$346	$347	$341

Net revenues

Dialysis and related lab services’ net revenues for the first quarter of 2015 decreased by approximately $79 million, or approximately 3.7%, as compared to the fourth quarter of 2014. The decrease in dialysis and related lab services’ net revenues was due to a decrease in the number of treatments as a result of approximately three fewer treatment days in the first quarter of 2015 as compared to the fourth quarter of 2014 and a decrease in the average dialysis revenue per treatment of approximately $1. The decrease in average dialysis revenue per treatment is due to the recognition of certain California Medicaid revenue in the fourth quarter of 2014 that was previously deferred, partially offset by an increase in some of our commercial rates and improvements in our commercial payor mix. Dialysis and related lab services also decreased as a result of an increase in our dialysis provision for uncollectible accounts.

Dialysis and related lab services’ net revenues for the first quarter of 2015 increased by approximately $114 million, or approximately 5.8%, as compared to the first quarter of 2014. The increase in net revenues in the first quarter of 2015 was principally due to strong volume growth from additional treatments. The increase in the number of treatments was primarily attributable to strong acquired and non-acquired treatment growth. The average dialysis revenue per treatment also increased by approximately $5 in the first quarter of 2015 as compared to the first quarter of 2014. The increase in our average dialysis revenue per treatment was primarily due to an increase in some of our average commercial payment rates and improvements in our commercial payor mix. Dialysis and related services net revenues were negatively impacted by an increase in the provision for uncollectible accounts.

Provision for uncollectible accounts. The provision for uncollectible accounts receivable for dialysis and related lab services was 4.5% for the first quarter of 2015, 4.25% for the fourth quarter of 2014, and 4.0% for the first quarter of 2014. We continue to experience higher amounts of non-covered Medicare write-offs due to non-covered Medicare copays. We assess our level of the provision for uncollectible accounts based upon our historical cash collection experience and trends, and have and will continue to adjust the provision as necessary as a result of changes in our cash collections.

Operating expenses and charges

Patient care costs. Dialysis and related lab services’ patient care costs of approximately $223 per treatment for the first quarter of 2015 increased by $4 as compared to the fourth quarter of 2014. The increase in patient care costs per treatment was primarily due to an increase in labor costs and related payroll taxes and an increase in occupancy costs associated with our dialysis centers.

Dialysis and related lab services’ patient care costs on a per treatment basis for the first quarter of 2015 increased by approximately $2 as compared to the first quarter of 2014. The increase was primarily attributable to an increase in benefit costs, pharmaceutical unit costs, professional fees for legal matters, occupancy costs and other direct operating expenses associated with our dialysis centers, partially offset by improved productivity.

General and administrative expenses. Dialysis and related lab services’ general and administrative expenses of approximately $183 million in the first quarter of 2015 decreased by approximately $9 million as compared to the fourth quarter of 2014. The decrease in general and administrative expenses was primarily due to a decrease in other purchased services, occupancy costs driven by lower software maintenance, and travel expenses related to management meetings, partially offset by an increase in long-term incentive compensation costs.

Dialysis and related lab services’ general and administrative expenses for the first quarter of 2015 increased by approximately $28 million as compared to the first quarter of 2014. The increase was primarily due to higher labor and long-term incentive compensation costs.

Depreciation and amortization. Depreciation and amortization for dialysis and related lab services was approximately $105 million for the first quarter of 2015 and the fourth quarter of 2014, and $96 million for the first quarter of 2014. The increase in depreciation and amortization in the first quarter of 2015, as compared to the first quarter of 2014, were primarily due to growth in newly developed centers and from acquired centers.

Loss contingency accrual. During the first quarter of 2015, we reached an agreement in principle with the plaintiffs in the Vainer private civil suit pursuant to which the Court stayed the litigation and the plaintiffs withdrew their motion for further sanctions.  While the specific terms of settlement have not yet been finalized, we have accrued an estimated loss contingency of $495 million related to this matter, or $298 million after-tax.  The $495 million consists of a settlement amount of $450 million and attorney fees and other costs of $45 million.  Negotiations are ongoing and until all parties have entered into a definitive final agreement, we can make no assurances about the specific settlement terms, including monetary and nonmonetary terms, or whether the Vainer suit ultimately will settle for an amount that is not greater than the amount of the estimated loss contingency.

Corporate Integrity Agreement. In connection with the resolution of the 2010 and 2011 Attorney Physician Relationship Investigation matter, we have entered into a five-year corporate integrity agreement (the Corporate Integrity Agreement) with the OIG. The Corporate Integrity Agreement requires that we maintain certain elements of our compliance programs and imposes certain expanded compliance-related requirements during the term of the Corporate Integrity Agreement, including the appointment of a compliance monitor and contains certain business restrictions related to a subset of our joint venture arrangement, including our agreeing to (1) unwind 11 joint venture transactions that were created through partial divestitures to or partial acquisitions from nephrologists and that cover 26 of our then either wholly- or majority-owned 2,119 clinics; (2) not enter into certain types of partial divestiture joint venture transactions with nephrologists during the term of the Corporate Integrity Agreement; and (3) certain other business restrictions. The OIG recently notified us that it considers us to be in breach of the Corporate Integrity Agreement because of three implementation deficiencies and has demanded payment of $0.45 million in stipulated penalties. We have spoken with the OIG and provided it with additional information regarding one of the deficiencies, and we are working to address its concerns regarding all three identified deficiencies. See Item 1A Risk Factors for additional information.

Equity investment income. Equity investment income for dialysis and related lab services was approximately $3.3 million for the first quarter of 2015, as compared to $3.9 million for the fourth quarter of 2014 and $2.7 million for the first quarter of 2014. The decrease in equity investment income in the first quarter of 2015 as compared to the fourth quarter of 2014 was primarily due to the recognition of additional revenue that occurred in the fourth quarter of 2014.

Accounts receivable

Our dialysis and related lab services accounts receivable balances at March 31, 2015 and December 31, 2014 were $1,261 million and $1,157 million, respectively, which represented approximately 56 days and 50 days, respectively, which is net of the provision for uncollectible accounts. The increase in day sales outstanding (DSO) in the first quarter of 2015 was primarily due to decrease in Medicare cash collections. Our DSO calculation is based on the current quarter’s average revenues per day. There were no significant changes during the first quarter of 2015 from the fourth quarter of 2014 in the amount of unreserved accounts receivable over one year old or the amounts pending approval from third-party payors.

Segment operating income

Dialysis and related lab services’ operating income for the first quarter of 2015 decreased by approximately $547 million as compared to the fourth quarter of 2014, including a $495 million accrual for an estimated loss contingency. Excluding this item from the first quarter of 2015, adjusted operating income would have decreased by $52 million. The decrease in adjusted operating income was primarily due to approximately three fewer treatment days in the first quarter of 2015 as compared to the fourth quarter of 2014. Dialysis and related lab services adjusted operating income also decreased as a result of a reduction in the average dialysis revenue per treatment of $1 as described above, partially offset by an overall decrease in patient care costs as a result of fewer treatments and a decrease in general and administrative costs.

Dialysis and related lab services’ operating income for the first quarter of 2015 decreased by approximately $491 million as compared to the first quarter of 2014, including a $495 million accrual for an estimated loss contingency in the first quarter of 2015. Excluding this item, adjusted operating income would have increased by $4 million, primarily attributable to strong volume growth in revenues from additional treatments as a result of non-acquired treatment growth and growth through acquisitions, improved productivity and higher average dialysis revenue per treatment of $5.  Adjusted dialysis and related lab services operating income was negatively impacted by an increase in labor and benefit costs, long-term incentive compensation, pharmaceutical unit costs, an increase in the provision for uncollectible accounts and an increase in professional fees for legal matters.

HCP business

Results of operations

	Three months ended
	March 31,		December 31,		March 31,
	2015		2014		2014
	(dollar amounts rounded to nearest millions)
Net revenues:
HCP capitated revenue	$833	90%	$808	92%	$772	92%
Patient service revenue	81		56		58
Less: Provision for uncollectible accounts	(1)		(1)		(2)
Net patient service revenue	80	9%	55	6%	56	7%
Other revenues	15	1%	19	2%	13	2%
Total net revenues	$928	100%	$882	100%	$841	100%
Operating expenses:
Patient care costs	$733	79%	$717	81%	$672	81%
General and administrative expense	92	10%	90	10%	78	9%
Depreciation and amortization	43	5%	43	5%	42	5%
Equity investment income	—	—	(1)	—	(5)	-1%
Total expenses	868	94%	849	96%	787	94%
Operating income	$60	6%	$33	4%	$54	6%

Capitated membership information

The following table provides (i) the total number of capitated members to whom HCP provided healthcare services as of March 31, 2015, December 31, 2014 and March 31, 2014 and (ii) the aggregate member months for the three months ended March 31, 2015, December 31, 2014 and March 31, 2014. Member months represent the aggregate number of months of healthcare services HCP has provided to capitated members during a period of time:

	Members at			Members months for
				Three months ended
	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,
	2015	2014	2014	2015	2014	2014
HCP total capitated membership	830,400	837,300	790,200	2,482,500	2,502,800	2,351,900

In addition to the members above, HCP provided healthcare services to members of Magan Medical Group and Tandigm Health, unconsolidated joint ventures that are accounted for as equity investments. The Magan Medical Group joint venture provided healthcare services for approximately 44,600 members as of March 31, 2015 and for approximately 133,600 member months for the quarter ended March 31, 2015. The Tandigm Health joint venture provided health care services for approximately 91,000 members as of March 31, 2015 and for approximately 232,100 member months for the quarter ended March 31, 2015.

Members and member months for the first quarter of 2015 decreased from the fourth quarter of 2014 primarily due to a decrease in commercial members as employers shift to less expensive options for medical services for their employees and the planned non-renewal of some plans due to unfavorable economics in certain markets. This decrease was partially offset by an increase in senior members due to organic growth.

Members and member months for the first quarter of 2015 from the first quarter of 2014 increased primarily due to increased senior members resulting from new acquisitions and non-acquired growth and an increase in Medicaid members due to Medicaid expansion, partially offset by a decline in commercial members.

Revenues

The following table provides HCP’s revenue by source:

	Three months ended
	March 31,		December 31,		March 31,
	2015		2014		2014
	(dollars rounded to nearest millions)
HCP revenues:
Commercial revenues	$185	20%	$174	20%	$187	22%
Senior revenues	602	65%	573	65%	565	67%
Medicaid revenues	46	5%	61	7%	20	2%
Total capitated revenues	$833	90%	$808	92%	$772	91%
Patient service revenue, net of provision for uncollectible accounts	80	9%	55	6%	56	7%
Other revenues	15	1%	19	2%	13	2%
Total net revenues	$928	100%	$882	100%	$841	100%

Net revenues

HCP’s net revenue for the first quarter of 2015 increased by $46 million, or approximately 5.2%, as compared to the fourth quarter of 2014. The increase in revenue was primarily attributable to an increase in senior capitated members due to organic growth, an increase in Medicare Advantage funding rates, improved commercial risk pool performance due to increased funding and reduced costs, and an increase in fee for service revenue from acquisitions. These increases were partially offset by a decline in our senior and Medicaid risk pool performance and a decrease in senior revenues due to the planned non-renewal of some plans due to unfavorable economics in certain markets.

HCP’s net revenue for the first quarter of 2015 increased by $87 million, or approximately 10.3%, as compared to the first quarter of 2014. The increase in revenue was primarily attributable to an increase in the number of senior capitated members from acquisitions and organic growth and an increase in Medicaid members due to Medicaid expansion, partially offset by a decline in the number of commercial members to whom HCP provides health care services and a decrease in senior revenues due to the planned non-renewal of some plans due to unfavorable economics in certain markets.

On April 6, 2015, CMS issued final guidance for 2016 Medicare Advantage rates, which incorporated a modification to the risk adjustment model calculation that CMS utilizes to determine the risk acuity scores of Medicare Advantage patients. We estimate that the final cumulative impact of the 2016 rate structure will represent a decrease of approximately 2.0% of HCP’s average Medicare Advantage revenues it manages on behalf of its senior capitated population as compared to 2015, which compares to the industry average rate increase of approximately 1.25% as indicated by CMS.

The more significant decline in Medicare Advantage rates for HCP compared to the industry average is driven by a larger-than-average decline associated with CMS’s modification to the risk adjustment model calculations. The full implementation of the 2014 CMS-HCC Risk Adjustment model negatively affects HCP and other providers like us who have differentially invested in wellness and prevention programs for patients with chronic conditions.

Operating expenses

HCP’s patient care costs of approximately $733 million for the first quarter of 2015 increased by approximately $16 million, or approximately 2.2%, as compared to the fourth quarter of 2014. The increase was primarily attributable to expansion of our operations in new markets and the annual payroll tax reset.

HCP’s patient care costs of approximately $733 million for the first quarter of 2015, increased by approximately $61 million, or approximately 9.1%, as compared to the first quarter of 2014. The increase was primarily attributable to an increase in senior and Medicaid members from acquisitions, organic growth and Medicaid expansion, partially offset by the decrease in commercial members to whom HCP provides health care services.

HCP’s general and administrative costs of approximately $92 million for the first quarter of 2015, increased by approximately $2 million or approximately 2.2%, as compared to the fourth quarter of 2014. The increase in general and administrative expenses was primarily attributable to the expansion of operations into new markets in first quarter of 2015.

HCP’s general and administrative costs increased by approximately $14 million, or approximately 17.9%, as compared to the first quarter of 2014. The increase in general and administrative expenses was primarily attributable to an increase in corporate support expenses related to growth initiatives.

HCP’s depreciation and amortization of approximately $43 million for the first quarter of 2015 was relatively flat as compared to the fourth quarter of 2014.

HCP’s depreciation and amortization of approximately $43 million for the first quarter of 2015 increased by approximately $1 million, as compared to the first quarter of 2014, primarily attributable to depreciation and amortization of acquired assets associated with acquisitions.

Segment operating income

HCP’s operating income for the first quarter of 2015 increased by approximately $27 million, or 81.8%, as compared to the fourth quarter of 2014. The increase was primarily attributable to an increase in senior capitated members due to organic growth, an increase in Medicare Advantage funding rates, improved commercial risk pool performance and an overall improvement in operating performance due to planned non-renewal of some plans that had unfavorable economics in certain markets.

For the three months ended March 31, 2015, HCP’s operating income included approximately $7 million of operating income related to the physician owned entities (physician groups).

HCP’s operating income for the first quarter of 2015 increased by approximately $6 million, or 11.1%, as compared to the first quarter of 2014. The increase was primarily attributable to an increase in senior capitated members due to non-acquired growth and acquisitions and an increase in Medicaid members due to Medicaid expansion, partially offset by a decrease in revenue from the decline of commercial members to whom HCP provides health care services.

Other—Ancillary services and strategic initiatives business

Our other operations include ancillary services and strategic initiatives which are primarily aligned with our core business of providing dialysis services to our network of patients. As of March 31, 2015, these consisted primarily of pharmacy services, disease management services, vascular access services, clinical research programs, physician services, direct primary care and our international dialysis operations. The ancillary services and strategic initiatives generated approximately $305 million of net revenues in the first quarter of 2015, representing approximately 9.3% of our consolidated net revenues. We currently expect to continue to invest in our ancillary services and strategic initiatives, including our continued expansion into certain international markets as we work to develop successful new business operations in the U.S. as well as outside the U.S. However, any significant change in market conditions, business performance or the regulatory environment may impact the economic viability of any of these strategic initiatives.

Any unfavorable changes in these strategic initiatives could result in a write-off or an impairment of some or all of our investments, including goodwill and could also result in significant termination costs if we were to exit a certain line of business or one or more of our international markets.

As of March 31, 2015, we provided dialysis and administrative services to a total of 93 outpatient dialysis centers located in ten countries outside of the U.S. The total net revenues generated from our international operations are provided below.

The following table reflects the results of operations for the ancillary services and strategic initiatives:

	Three months ended
	March 31,	December 31,	March 31,
	2015	2014	2014
	(dollar amounts rounded to nearest millions)
U.S. revenues
Net patient service revenues	$5	$5	$4
Other revenues	250	256	212
Capitated revenues	18	18	16
Total	273	279	232
International revenues
Net patient service revenues	30	29	23
Other revenues	2	1	2
Total	32	30	25
Total net revenues	$305	$309	$257
Total operating (loss) income	$(14)	$(19)	$2

Net revenues

The ancillary services and strategic initiatives net revenues for the first quarter of 2015 decreased by approximately $4 million or 1.3% as compared to the fourth quarter of 2014. The decrease was primarily related to a decrease in our pharmacy services volume as a result of fewer shipping days in the first quarter of 2015 as compared to the fourth quarter of 2014 and an increase in revenue adjustment reserves, partially offset by an increase in pharmaceutical drug sale prices.

The ancillary services and strategic initiatives net revenues for the first quarter of 2015 increased by approximately $48 million, or 18.7%, as compared to the first quarter of 2014. The increase was primarily from growth in pharmacy services volume and expansion of our international operations, offset by an increase in revenue adjustment reserves.

Operating expenses

Ancillary services and strategic initiatives operating expenses for the first quarter of 2015 decreased by approximately $9 million as compared to the fourth quarter of 2014. The decrease in operating expenses was primarily due to a decrease in general and administrative costs associated with labor and long-term incentive compensation costs as well as a decrease in professional fees.

Ancillary services and strategic initiatives operating expenses for the first quarter of 2015 increased by approximately $64 million as compared to the first quarter of 2014. The increase in operating expenses was primarily due to an increase in prescription costs and volume increases in our pharmacy business, additional expenses associated with our international dialysis expansion, an increase in labor costs and costs associated with the right to use newly developed intellectual property and an increase in corporate level services.

Ancillary services and strategic initiatives operating losses

Ancillary services and strategic initiatives operating losses for the first quarter of 2015 improved by approximately $5 million from the fourth quarter of 2014. The lower operating losses were primarily due to a decrease in expenses associated with international dialysis expansion, offset by an increase in revenue adjustment reserves.

Ancillary services and strategic initiatives operating losses for the first quarter of 2015 increased by approximately $16 million from the first quarter of 2014. The increase in operating losses was primarily due to an increase in revenue adjustments, an increase in prescription costs associated with our pharmacy services, increases in expenses related to our international expansion over the last year, and an increase in costs associated with the right to use newly developed intellectual property and an increase in corporate level services.

Corporate-level charges

Debt expense. Debt expense was $97 million in the first quarter of 2015 representing a decrease of approximately $1 million as compared to the fourth quarter of 2014 and a decrease of approximately $9 million as compared to the first quarter of 2014. The decrease in debt expense in the first quarter of 2015 as compared to the first quarter of 2014 was primarily related to our Senior Secured Credit Facilities, and the issuance of our 5 1⁄8% Senior Notes that were entered into in June 2014 that contain lower weighted average interest rates, partially offset by an increase in the weighted average outstanding borrowings.

Our overall weighted average effective interest rate for the first quarter of 2015 was 4.48% compared to 4.46% for the fourth quarter of 2014 and 4.89% for the first quarter of 2014.

Corporate support costs. Corporate support costs consist primarily of labor, benefits and long-term incentive compensation costs for departments which provide support to all of our different operating lines of business. Corporate support costs were approximately $6.1 million in the first quarter of 2015, $4.6 million in the fourth quarter of 2014 and $1.1 million in first quarter of 2014. These expenses are included in our consolidated general and administrative expenses. The increase in corporate support costs in the first quarter of 2015 as compared to the fourth quarter of 2014 was primarily related to an increase in professional fees. The increase in corporate support costs in the first quarter of 2015 as compared to the first quarter of 2014 was primarily from an increase in professional fees, long-term incentive compensation and labor costs.

Other income. Other income for the first quarter of 2015 was a negative $0.6 million as compared to a positive $0.2 million for the fourth quarter of 2014 and $1.7 million for the first quarter of 2014. The decrease in other income in the first quarter of 2015 as compared to both the fourth quarter of 2014 and the first quarter of 2014 was primarily related to changes in our foreign exchange rates affecting certain accounts.

Noncontrolling interests

Net income attributable to noncontrolling interests was $34.5 million for the first quarter of 2015 as compared to $42.4 million for the fourth quarter of 2014, and $28.4 million for the first quarter of 2014. The decrease in net income attributable to noncontrolling interests in the first quarter of 2015, as compared to the fourth quarter of 2014, was primarily due to a decrease in California Medicaid revenue. The increase in net income attributable to noncontrolling interest in the first quarter of 2015 compared to the first quarter of 2014 was primarily due to the overall number of joint ventures and an increase in profitability of certain joint ventures.

Accounts receivable

Our consolidated total accounts receivable balances at March 31, 2015 and December 31, 2014 were $1,716 million and $1,526 million, respectively, which represented approximately 53 and 48 days of revenue, respectively, which is net of the provision for uncollectible accounts.

Outlook

We are updating our consolidated operating income for 2015 to now be in the range of $1.800 billion to $1.925 billion.

Our previous consolidated operating income guidance for 2015 was in the range of $1.750 billion to $1.900 billion.

We are updating our operating income for Kidney Care for 2015 to now be in the range of $1.575 billion to $1.650 billion.

Our previous operating income guidance for Kidney Care for 2015 was in the range of $1.525 billion to $1.625 billion.

We still expect our operating income for HCP for 2015 to be in the range of $225 million to $275 million.

We still expect our consolidated operating cash flow for 2015 to be in the range of $1.500 billion to $1.700 billion.

The above projected ranges exclude the accrual of the estimated loss contingency, or any potential settlement payment, related to the Vainer private civil suit.

These projections and the underlying assumptions involve significant risks and uncertainties, and actual results may vary significantly from these current projections. See page 30 for further details regarding our forward looking statements.

Liquidity and capital resources

Liquidity and capital resources. Cash flow from operations during the first quarter of 2015 was $410 million, compared to $419 million during the first quarter of 2014. Cash flow from operations in the first quarter of 2015 decreased as a result of a decrease in Medicare cash collections, the timing of certain other working capital items, and the timing of income tax payments. Non-operating cash outflows for the first quarter of 2015 included capital asset expenditures of $121 million, including $72 million for new center developments and relocations and $49 million for maintenance and information technology. In addition, we spent $41 million for acquisitions, we paid distributions to noncontrolling interests of $42 million and we repurchased 891,429 shares of our common stock for $70 million in that period. Non-operating cash outflows for the first quarter of 2014 included capital asset expenditures of $127 million, including $77 million for new center developments and relocations and $50 million for maintenance and information technology. In addition, we spent $68 million for acquisitions and we paid distributions to noncontrolling interests of $33 million in that period.

During the first quarter of 2015, our U.S. dialysis and related lab services business acquired a total of one dialysis center, opened 18 dialysis centers and closed two dialysis centers. In addition, our international dialysis operations opened two dialysis centers. During the first quarter of 2014, our U.S. dialysis and related lab services business acquired a total of one dialysis center, opened 24 dialysis centers, closed two dialysis centers and provided management and administrative services to one additional dialysis center. In addition, our international dialysis operations opened one dialysis center, closed one dialysis center and provided management and administrative services to two additional centers.

During the first quarter of 2015, our HCP business acquired five private medical practices, a family practice and a medical consulting organization. During the first quarter of 2014, our HCP business acquired a management services organization, four private medical practices, one family practice and one primary care physician practice.

During the first quarter of 2015, we made mandatory principal payments under our Senior Secured Credit Facilities totaling $12.5 million on the Term Loan A and $8.75 million on the Term Loan B.

Debt transactions

In April 2015, we issued $1.500 billion 5.0% Senior Notes due 2025 (the 5.0% Senior Notes). The 5.0% Senior Notes pay interest on May 1 and November 1 of each year beginning November 1, 2015. The 5.0% Senior Notes are unsecured senior obligations and rank equally in right of payment with our existing and future unsecured senior indebtedness. The 5.0% Senior Notes are guaranteed by certain of our domestic subsidiaries. We may redeem up to 35% of the 5.0% Senior Notes at any time prior to May 1, 2018 at a certain specified price from the proceeds of one or more equity offerings. In addition, we may redeem some or all of the 5.0% Senior Notes at any time prior to May 1, 2020 at make whole redemption prices and on or after such date at certain specified redemption prices.

The proceeds from the 5.0% Senior Notes are being used to repurchase all of the outstanding principal balances of the $775 million 6 ⅝% Senior Notes due 2020 through a combination of a tender offer and a redemption process, to pay fees and expenses and for general corporate purposes, which may include future acquisitions and share repurchases.

Share repurchases

During the first quarter of 2015, we repurchased a total of 891,429 shares of our common stock for $70.1 million, or an average price of $78.60 per share. In addition, in April 2015, we repurchased a total of 175,710 shares of our common stock for $14.1 million, or an average price of $79.96 per share.

On April 14, 2015, our Board of Directors approved additional share repurchases in the amount of $726 million. These recently approved share repurchases are in addition to the approximately $274 million remaining under our Board of Directors’ prior share repurchase approval announced on November 4, 2010. As a result, we now have a total of $1.0 billion in outstanding authorizations available for share repurchases. These share repurchase authorizations have no expiration dates.

Swap and cap agreements

As of March 31, 2015, we maintain several interest rate swap agreements that were entered into in March 2013 with amortizing notional amounts of these swap agreements totaling $831.3 million. These agreements have the economic effect of modifying the LIBOR variable component of our interest rate on an equivalent amount of our Term Loan A to fixed rates ranging from 0.49% to 0.52%, resulting in an overall weighted average effective interest rate of 2.26%, including the Term Loan A margin of 1.75%. The overall weighted average effective interest rate also includes the effects of $131.3 million of unhedged Term Loan A debt that bears interest at LIBOR plus an interest rate margin of 1.75%. The swap agreements expire on September 30, 2016 and require monthly interest payments. During the three months ended March 31, 2015, we recognized debt expense of $0.7 million from these swaps. As of March 31, 2015, the total fair value of these swap agreements was a net liability of approximately $0.2 million. We estimate that approximately $1.4 million of existing unrealized pre-tax losses in other comprehensive income at March 31, 2015 will be reclassified into income over the next twelve months.

As of March 31, 2015, we maintain several forward interest rate cap agreements that were entered into in November 2014 with notional amounts totaling $3.500 billion. These forward cap agreements will be effective September 30, 2016 and will have the economic effect of capping the LIBOR variable component of our interest rate at a maximum of 3.50% on an equivalent amount of our debt. The cap agreements expire on June 30, 2018. As of March 31, 2015, the total fair value of these cap agreements was an asset of approximately $6.8 million. During the three months ended March 31, 2015, we recorded a loss of $5.5 million in other comprehensive income due to a decrease in the unrealized estimated fair value of these cap agreements.

As of March 31, 2015, we maintain several interest rate cap agreements that were entered into in March 2013 with notional amounts totaling $2.735 billion on our Term Loan B debt. These agreements have the economic effect of capping the LIBOR variable component of our interest rate at a maximum of 2.50% on an equivalent amount of our Term Loan B. During the three months ended March 31, 2015, we recognized debt expense of $0.6 million from these caps. The cap agreements expire on September 30, 2016. As of March 31, 2015, the total fair value of these cap agreements was an asset of approximately $0.4 million. During the three months ended March 31, 2015, we recorded a loss of $1.2 million in other comprehensive income due to a decrease in the unrealized fair value of these cap agreements.

Other items

As a result of an embedded LIBOR floor on the Term Loan B debt agreement and the swap and cap agreements, our overall weighted average effective interest rate on the Senior Secured Credit Facilities was 3.44%, based upon the current margins in effect of 1.75% for the Term Loan A and 2.75% for the Term Loan B, as of March 31, 2015.

As of March 31, 2015, the interest rate on our Term Loan B debt is effectively fixed because of an embedded LIBOR floor which is higher than actual LIBOR as of such date and the Term Loan B is also subject to an interest rate cap if LIBOR should rise above 2.50%. Interest rates on our senior notes are fixed by their terms. The LIBOR variable component of our interest rate on the majority of our Term Loan A is economically fixed as a result of interest rate swaps.

Our overall weighted average effective interest rate during the three months ended March 31, 2015 was 4.48% and as of March 31, 2015 was 4.47%.

As of March 31, 2015, we had undrawn revolving credit facilities totaling $1.000 billion of which approximately $95 million was committed for outstanding letters of credit. In addition, HCP has an outstanding letter of credit of approximately $1 million that is secured by a certificate of deposit.

We believe that we will have sufficient liquidity and will generate significant operating cash flows to fund our scheduled debt service and other obligations for the foreseeable future, including the next 12 months, under the terms of our debt agreements. Our primary sources of liquidity are cash from operations and cash from borrowings.

Goodwill

HCP’s current and expected future operating results have eroded, primarily as a result of recent reductions in its Medicare Advantage reimbursement rates, including the Medicare Advantage final benchmark rates for 2016 announced on April 6, 2015.

As a result, we have determined that three of HCP’s reporting units, HCP California, HCP Nevada and HCP New Mexico, remain at risk of goodwill impairment. HCP California, HCP Nevada and HCP New Mexico have goodwill of $2.518 billion, $518 million and $72 million, respectively.

We obtained preliminary valuations of these three businesses as of April 6, 2015, which indicate preliminary fair values of HCP California, HCP Nevada and HCP New Mexico exceeding their total carrying values by approximately 15.0%, 6.3% and 13.6%, respectively. Further reductions in HCP’s reimbursement rates or other significant adverse changes in its expected future cash flows or valuation assumptions could result in a goodwill impairment charge in the future.

For example, a sustained, long-term reduction of 3% in operating income for HCP California, HCP Nevada and HCP New Mexico could reduce their estimated fair values by up to 2.8%, 2.9% and 3.1%, respectively. Separately, an increase in their respective discount rates of 100 basis points could reduce the estimated fair values of HCP California, HCP Nevada and HCP New Mexico by up to 6.1%, 5.6% and 6.3%, respectively.

During the first three months of 2015, we did not record any goodwill impairment charges. Except as described above, none of the goodwill associated with our various other reporting units was considered at risk of impairment as of March 31, 2015. Since the dates of our last annual goodwill impairment tests, there have been certain developments, events, changes in operating performance and other changes in key circumstances that have affected our businesses. However, these did not cause management to believe it is more likely than not that the fair value of any of its reporting units would be less than its carrying amount.

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

During the three months ended March 31, 2015, we granted 76,681 stock-settled stock appreciation rights with an aggregate grant-date fair value of $1.3 million and a weighted-average expected life of approximately 4.1 years and 63,976 stock units with an aggregate grant-date fair value of $4.9 million and a weighted-average expected life of approximately 2.4 years.

Long-term incentive compensation costs of $33.5 million in the first quarter of 2015 increased by approximately $2.8 million as compared to the fourth quarter of 2014 and increased by approximately $10.4 million as compared to the first quarter of 2014. The increase in long-term incentive compensation in the first quarter of 2015 as compared to the fourth quarter of 2014 was primarily due to an increase in the value of LTIP awards during the quarter that contributed additional expense. The increase in long-term incentive compensation in the first quarter of 2015 as compared to the first quarter of 2014 was primarily due to an increase in the value of LTIP awards that contributed expense to this period and expense from LTIP awards granted during the second quarter of 2014 that did not contribute expense during the first quarter of 2014.

As of March 31, 2015, there was $115.1 million of total estimated unrecognized compensation cost for outstanding LTIP awards, including $69.2 million related to stock-based compensation arrangements under our equity compensation and stock purchase plans. We expect to recognize the performance-based cash component of these LTIP costs over a weighted average remaining period of 1.0 year and the stock-based component of these LTIP costs over a weighted average remaining period of 1.2 years.

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

We also have certain other potential commitments to provide operating capital to several dialysis centers that are wholly-owned by third parties or centers in which we own a minority equity investment as well as to physician-owned vascular access clinics or medical practices that we operate under management and administrative services agreements of approximately $1 million.

The following is a summary of these contractual obligations and commitments as of March 31, 2015 (in millions):

	Remainder of 2015	1-3 years	4-5 years	After 5 years	Total
Scheduled payments under contractual obligations:
Long-term debt	$84	$385	$756	$7,050	$8,275
Interest payments on the senior notes	106	639	426	503	1,674
Interest payments on the Term Loan B(1)	93	362	235	58	748
Interest payments on the Term Loan A(2)	14	48	7	—	69
Capital lease obligations	8	36	31	164	239
Operating leases	307	1,091	539	786	2,723
	$612	$2,561	$1,994	$8,561	$13,728
Potential cash requirements under existing commitments:
Letters of credit	$96	$—	$—	$—	$96
Noncontrolling interests subject to put provisions	486	119	130	113	848
Non-owned and minority owned put provisions	39	—	—	—	39
Pay-fixed swaps potential obligations	1	—	—	—	1
Operating capital advances	1	—	—	—	1
	$623	$119	$130	$113	$985

(1)	Assuming no changes to LIBOR-based interest rates as the Term Loan B currently bears interest at LIBOR (floor of 0.75%) plus an interest rate margin of 2.75%.
(2)	Based upon current LIBOR-based interest rates in effect at March 31, 2015 plus an interest rate margin of 1.75% for the Term Loan A.

The pay-fixed swap obligations represent the estimated fair market values of our interest rate swap agreements that are based upon valuation models utilizing the income approach and commonly accepted valuation techniques that use inputs from closing prices for similar assets and liabilities in active markets as well as other relevant observable market inputs and other current market conditions that existed as of March 31, 2015. This amount represents the estimated potential obligation that we would be required to pay based upon the estimated future settlement of each specific tranche over the term of the swap agreements, assuming no future changes in the forward yield curve. The actual amount of our obligation associated with these swaps in the future will depend upon changes in the LIBOR-based interest rates that can fluctuate significantly depending upon market conditions, and other relevant factors that can affect the fair market value of these swap agreements.

In addition to the above commitments, we have committed to purchase a certain amount of our hemodialysis products and supplies at fixed prices from Baxter in connection with an agreement with Baxter. Our total expenditures for the three months ended March 31, 2015 on such products were approximately 1% of our total U.S. dialysis operating costs. In January 2010, we entered into an agreement with Fresenius which originally committed us to purchase a certain amount of dialysis equipment, parts and supplies from them through 2013. However, this agreement has been extended through 2015. Our total expenditures for the three months ended March 31, 2015 on such dialysis products were approximately 2% of our total U.S. dialysis operating costs. The actual amount of purchases in future years from Baxter and Fresenius will depend upon a number of factors, including the operating requirements of our centers, the number of centers we acquire and growth of our existing centers.

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

Settlements of approximately $44 million of existing income tax liabilities for unrecognized tax benefits including interest, penalties and other long-term tax liabilities are excluded from the above table as reasonably reliable estimates of their timing cannot be made.

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

As of March 31, 2015, if these physician groups were not consolidated in our financial statements, our consolidated indebtedness would have been approximately $8.514 billion excluding the debt discount associated with our Term Loan B, our consolidated other liabilities (excluding indebtedness) would have been approximately $3.623 billion and our consolidated assets would have been approximately $17.906 billion. If these physician groups were not consolidated in our financial statements for the three months ended March 31, 2015, our consolidated total net revenues (including approximately $148 million of management fees payable to us), consolidated operating income and consolidated net income would be reduced by approximately $269 million, $7 million, and $3 million, respectively.

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

For the three months ended March 31, 2015, our equity investment income attributable to CMGI was approximately $237 thousand, and for the three months ended March 31, 2015, excluding our equity investment income attributable to CMGI, our consolidated operating income and consolidated net income would be decreased by approximately $237 thousand and $142 thousand, respectively. See Note 20 to the condensed consolidated financial statements for further details.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest rate sensitivity

The tables below provide information about our financial instruments that are sensitive to changes in interest rates. The table below presents principal repayments and current weighted average interest rates on our debt obligations as of March 31, 2015. The variable rates presented reflect the weighted average LIBOR rates in effect for all debt tranches plus interest rate margins in effect as of March 31, 2015. The Term Loan A margin in effect is 1.75% at March 31, 2015, and along with the revolving line of credit are subject to adjustment depending upon changes in certain of our financial ratios, including a leverage ratio. The Term Loan B currently bears interest at LIBOR (floor of 0.75%) plus an interest rate margin of 2.75%.

	Expected maturity date								Average
									interest	Fair
	2015	2016	2017	2018	2019	2020	Thereafter	Total	rate	value
	(dollars in millions)
Long term debt:
Fixed rate	$54	$53	$56	$56	$55	$55	$7,214	$7,543	4.76%	$7,697
Variable rate	$38	$64	$90	$102	$676	$1	$—	$971	1.93%	$968

	Notional	Contract maturity date							Fair
	amount	2015	2016	2017	2018	2019	Pay fixed	Receive variable	value
	(dollars in millions)
Swaps:
Pay-fixed rate	$831	$71	$760	$—	$—	$—	0.49% to 0.52%	LIBOR	$—
Cap agreements	$6,235	$—	$2,735	$—	$3,500	$—		LIBOR above 2.5% and 3.5%	$7

Our Senior Secured Credit Facilities, which include the Term Loan A and the Term Loan B, consist of various individual tranches of debt that can range in maturity from one month to twelve months (currently, all tranches are one month in duration). For the Term Loan A, each tranche bears interest at a LIBOR rate that is determined by the duration of such tranche plus an interest rate margin. The LIBOR variable component of the interest rate for each tranche is reset as such tranche matures and a new tranche is established. LIBOR can fluctuate significantly depending upon conditions in the credit and capital markets. However, the LIBOR variable component of the interest rate for the majority of the Term Loan A is economically fixed as a result of our swap agreements, as described below.

The Term Loan B is subject to a LIBOR floor of 0.75%. Because actual LIBOR, as of March 31, 2015, was lower than this embedded LIBOR floors, the interest rate on the Term Loan B is treated as “effectively fixed” for purposes of the table above. We have included the Term Loan B in the fixed rate totals in the table above until such time as the actual LIBOR-based variable component of our interest rate exceeds 0.75% on the Term Loan B. At such time, we will then be subject to LIBOR-based interest rate volatility on the LIBOR variable component of our interest rate for the Term Loan B, but limited to a maximum LIBOR rate of 2.50% on $2.735 billion of outstanding principal debt on the Term Loan B as a result of the interest rate cap agreements, as described below. The remaining $739 million outstanding principal balance of the Term Loan B is subject to LIBOR-based interest rate volatility above a floor of 0.75%.

As of March 31, 2015, we maintain several interest rate swap agreements that were entered into in March 2013 with amortizing notional amounts of these swap agreements totaling $831.3 million. These agreements have the economic effect of modifying the LIBOR variable component of our interest rate on an equivalent amount of our Term Loan A to fixed rates ranging from 0.49% to 0.52%, resulting in an overall weighted average effective interest rate of 2.26%, including the Term Loan A margin of 1.75%. The overall weighted average effective interest rate also includes the effects of $131.3 million of unhedged Term Loan A debt that bears interest at LIBOR plus an interest rate margin of 1.75%. The swap agreements expire on September 30, 2016 and require monthly interest payments. During the three months ended March 31, 2015, we recognized debt expense of $0.7 million from these swaps. As of March 31, 2015, the total fair value of these swap agreements was a net liability of approximately $0.2 million. We estimate that approximately $1.4 million of existing unrealized pre-tax losses in other comprehensive income at March 31, 2015 will be reclassified into income over the next twelve months.

As of March 31, 2015, we maintain several forward interest rate cap agreements that were entered into in November 2014 with notional amounts totaling $3.500 billion. These forward cap agreements will be effective September 30, 2016 and will have the economic effect of capping the LIBOR variable component of our interest rate at a maximum of 3.50% on an equivalent amount of our debt. The cap agreements expire on June 30, 2018. As of March 31, 2015, the total fair value of these cap agreements was an asset of approximately $6.8 million. During the three months ended March 31, 2015, we recorded a loss of $5.5 million in other comprehensive income due to a decrease in the unrealized fair value of these cap agreements.

As of March 31, 2015, we maintain several interest rate cap agreements that were entered into in March 2013 with notional amounts totaling $2.735 billion on our Term Loan B debt. These agreements have the economic effect of capping the LIBOR variable component of our interest rate at a maximum of 2.50% on an equivalent amount of our Term Loan B. During the three months ended March 31, 2015, we recognized debt expense of $0.6 million from these caps. The cap agreements expire on September 30, 2016. As of March 31, 2015, the total fair value of these cap agreements was an asset of approximately $0.4 million. During the three months ended March 31, 2015, we recorded a loss of $1.2 million in other comprehensive income due to a decrease in the unrealized fair value of these cap agreements.

As a result of an embedded LIBOR floor on the Term Loan B debt agreement and the swap and cap agreements, our overall weighted average effective interest rate on the Senior Secured Credit Facilities was 3.44%, based upon the current margins in effect of 1.75% for the Term Loan A and 2.75% for the Term Loan B, as of March 31, 2015.

As of March 31, 2015, the interest rate on our Term Loan B debt is effectively fixed because of an embedded LIBOR floor which is higher than actual LIBOR as of such date and the Term Loan B is also subject to an interest rate cap if LIBOR should rise above 2.50%. Interest rates on our senior notes are fixed by their terms. The LIBOR variable component of our interest rate on the majority of our Term Loan A is economically fixed as a result of interest rate swaps.

Our overall weighted average effective interest rate during the three months ended March 31, 2015 was 4.48% and as of March 31, 2015 was 4.47%.

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

A restated description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014. The risks discussed below are not the only ones facing our business. Please read the cautionary notice regarding forward-looking statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Risk factors related to our U.S. dialysis and related lab services, ancillary services and strategic initiatives:

If the average rates that commercial payors pay us decline significantly, it would have a material adverse effect on our revenues, earnings and cash flows.

Approximately 34% of our dialysis and related lab services revenues for the three months ended March 31, 2015, were generated from patients who have commercial payors as their primary payor. The majority of these patients have insurance policies that pay us on terms and at rates that are generally significantly higher than Medicare rates. The payments we receive from commercial payors generate nearly all of our profit and all of our nonacute dialysis profits come from commercial payors. We continue to experience downward pressure on some of our commercial payment rates as a result of general conditions in the market, recent and future consolidations among commercial payors, increased focus on dialysis services and other factors. There is no guarantee that commercial payment rates will not be materially lower in the future.

We are continuously in the process of negotiating our existing or potentially new agreements with commercial payors who tend to be aggressive in their negotiations with us. Sometimes many significant agreements are up for renewal or being renegotiated at the same time. In the event that our continual negotiations result in overall commercial rate reductions in excess of overall commercial rate increases, the cumulative effect could have a material adverse effect on our financial results. Consolidations have significantly increased the negotiating leverage of commercial payors. Our negotiations with payors are also influenced by competitive pressures, and we may experience decreased contracted rates with commercial payors or experience decreases in patient volume as our negotiations with commercial payors continue. In addition to downward pressure on contracted commercial payor rates, payors have been attempting to impose restrictions and limitations on non-contracted or out-of-network providers, and in some circumstances designate our centers as out-of-network providers. Rates for out-of-network providers are on average higher than rates for in-network providers. We believe commercial payors have or will begin to restructure their benefits to create disincentives for patients to select or remain with out-of-network providers and to decrease payment rates for out-of-network providers. Decreases in out-of-network rates and restrictions on out-of-network access, our turning away new patients in instances where we are unable to come to agreement on rates, or decreases in contracted rates could result in a significant decrease in our overall revenues derived from commercial payors. If the average rates that commercial payors pay us decline significantly, or if we see a decline in commercial patients, it would have a material adverse effect on our revenues, earnings and cash flows. For additional details regarding specific risks we face regarding regulatory changes that could result in fewer patients covered under commercial plans or an increase of patients covered under more restrictive commercial plans with lower reimbursement rates, see the discussion of individual and small group health plans in the risk factor below under the heading “Healthcare reform could substantially reduce our revenues, earnings and cash flows.”

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

Approximately 45% of our dialysis and related lab services revenues for the three months ended March 31, 2015 was generated from patients who have Medicare as their primary payor. For patients with Medicare coverage, all ESRD payments for dialysis treatments are made under a single bundled payment rate which provides a fixed payment rate to encompass all goods and services provided during the dialysis treatment, including pharmaceuticals that were historically separately reimbursed to the dialysis providers, such as Epogen (EPO), vitamin D analogs and iron supplements, irrespective of the level of pharmaceuticals administered or additional services performed. Most lab services that used to be paid directly to laboratories are also included in the bundled payment. The bundled payment rate is also adjusted for certain patient characteristics, a geographic usage index and certain other factors.

The current bundled payment system presents certain operating, clinical and financial risks, which include:

•

Risk that our rates are reduced by CMS. Uncertainty about future payment rates remains a material risk to our business. CMS issued the 2014 final rule for the ESRD prospective payment system (PPS), which phases in the payment reductions mandated by the American Taxpayer Relief Act of 2012 (ATRA) as modified by the “Protecting Access to Medicare Act” which will reduce our market basket inflation adjustment by 1.25% in 2016 and 2017, and 1% in 2018. CMS also recently issued the 2015 final rule for the ESRD PPS, which will increase payments to dialysis facilities modestly by 0.3% to 0.5%, although rural facilities will receive a decrease of 0.5%.

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

•

Risk that if our clinical systems fail to accurately capture the data we report to CMS in connection with claims for which at least part of the government’s payments to us is based on clinical performance or patient outcomes or co-morbidities, we might be over-reimbursed by the government which could subject us to certain liability. For example, the False Claims Act requires the return of overpayments in a timely fashion or claims associated with those overpayments are subject to FCA penalties.

For additional details regarding the risks we face for failing to adhere to our Medicare and Medicaid regulatory compliance obligations, see the risk factor below under the heading “If we fail to adhere to all of the complex government regulations that apply to our business, we could suffer severe consequences that would substantially reduce our revenues, earnings, cash flows and stock price”.

Healthcare reform could substantially reduce our revenues, earnings and cash flows.

We cannot predict how employers, private payors or persons buying insurance might react to the changes brought on by broad U.S. healthcare reform legislation or what form many of these regulations will take before implementation.

The healthcare reform legislation introduced healthcare insurance exchanges which provide a marketplace for eligible individuals and small employers to purchase healthcare insurance. Although we cannot predict the short- or long-term effects of these measures, we believe the healthcare insurance exchanges could result in a reduction in ESRD patients covered by traditional commercial insurance policies and an increase in the number of patients covered through the exchanges under more restrictive commercial plans with lower reimbursement rates or higher deductibles and co-payments that patients may not be able to pay. To the extent that the implementation of such exchanges results in a reduction in patients covered by commercial insurance or a reduction in reimbursement rates for our services from commercial and/or government payors, our revenues, earnings and cash flows could be adversely affected.

In addition, the healthcare reform legislation introduced severe penalties for the knowing and improper retention of overpayments collected from government payors and reduced the timeline to file Medicare claims. As a result, we made significant initial investments in new resources to accelerate the time it takes us to identify and process overpayments and we deployed significant resources to reduce our timeline and improve our claims processing methods to ensure that our Medicare claims are filed in a timely fashion. We may be required to make additional investments in the future. Failure to timely identify and return overpayments may result in significant penalties, which may have a negative impact on our revenues, earnings and cash flows. Failure to file a claim within the one year window could result in payment denials, adversely affecting our revenues, earnings and cash flows.

The healthcare reform legislation also added several new tax provisions that, among other things, impose various fees and excise taxes, and limit compensation deductions for health insurance providers and their affiliates. These rules could negatively impact our cash flow and tax liabilities.

CMS Center for Medicare & Medicaid Innovation (Innovation Center) is currently working with various healthcare providers to develop, refine and implement ACOs and other innovative models of care for Medicare and Medicaid beneficiaries. We are currently uncertain of the extent to which the long-term operation and evolution of these care models, including ACOs, Bundled Payments for Care Improvement Initiative, Comprehensive ESRD Care Model (which includes the development of ESRD Seamless Care Organizations (ESCOs)), the Comprehensive Primary Care Initiative, the Duals Demonstration, and other models, will impact the healthcare market over time. Our U.S. dialysis business may choose to participate in one or several of these models either as a partner with other providers or independently. We are currently seeking to participate in the Comprehensive ESRD Care Model with Innovation Center. Even if we do not participate in this or other programs, some of our patients may be assigned to a program, in which case the quality and cost of care that we furnish will be included in an ACO’s or other programs’ calculations. As new models of care emerge and evolve, we may be at risk of losing our Medicare patient base, which would have a materially adverse effect on our revenues, earnings and cash flow. Other initiatives in the government or private sector may arise, including the development of models similar to ACOs, IPAs and integrated delivery systems or evolutions of those concepts which could adversely impact our business.

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

Approximately 20% of our dialysis and related lab services revenues for the three months ended March 31, 2015 was generated from patients who have state Medicaid or other non-Medicare government-based programs, such as coverage through the Department of Veterans Affairs (VA), as their primary coverage. As state governments and other governmental organizations face increasing budgetary pressure, we may in turn face reductions in payment rates, delays in the receipt of payments, limitations on enrollee eligibility or other changes to the applicable programs. For example, certain state Medicaid programs and the VA have recently considered, proposed or implemented payment rate reductions.

The VA adopted Medicare’s bundled PPS pricing methodology for any veterans receiving treatment from non-VA providers under a national contracting initiative. Since we are a non-VA provider, these reimbursements are tied to a percentage of Medicare reimbursement, and we have exposure to any dialysis reimbursement changes made by CMS. Approximately 2% of our dialysis and related lab services revenues for the three months ended March 31, 2015 was generated by the VA.

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

Medicare bundles EPO into the PPS such that dosing variations do not change the amount paid to a dialysis facility. Although some Medicaid programs and other payors suggest movement towards a bundled payment system inclusive of EPO, some non-Medicare payors continue to pay for EPO separately from the treatment rate. The administration of EPO and other pharmaceuticals that are separately billable accounted for approximately 3% of our dialysis and related lab services revenues for the three months ended March 31, 2015, with EPO alone accounting for approximately 1% of our dialysis and related lab services revenues during that period. Changes in physician clinical practices that result in further decreased utilization of prescribed pharmaceuticals or changes in payment rates for those pharmaceuticals could reduce our revenues, earnings and cash flows.

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

If we fail to comply with our Corporate Integrity Agreement, we could be subject to substantial penalties and exclusion from participation in federal healthcare programs that may adversely impact our revenues, earnings and cash flows.

In October 2014, we entered into a Settlement Agreement with the United States and relator David Barbetta to resolve the pending 2010 and 2011 U.S. Attorney Physician Relationship Investigations and paid $406 million in settlement amounts, civil forfeiture, and interest to the United States and certain States. In connection with the resolution of these matters, and in exchange for the OIG’s agreement not to exclude us from participating in the federal healthcare programs, we have entered into the five-year Corporate Integrity Agreement (CIA) with the OIG. The CIA (i) requires that we maintain certain elements of our compliance programs, (ii) imposes certain expanded compliance-related requirements during the term of the CIA, (iii) requires ongoing monitoring and reporting by an independent monitor, reporting, certification, records retention and training obligations, the formal allocation of certain oversight responsibility to the Board’s Compliance Committee, the creation of a Management Compliance Committee and the retention of an independent compliance advisor to the Board, and (iv) contains certain business restrictions related to a subset of our joint venture arrangements, including our agreeing to: (1) unwind 11 joint venture transactions that were created through partial divestitures to or partial acquisitions from nephrologists and that cover 26 of our 2,119 clinics that existed at the time we entered into the Settlement Agreement; (2) not enter into certain types of partial divestiture joint venture transactions with nephrologists during the term of the CIA; (3) non-enforcement of certain patient-related non-solicitation restrictions; and (4) certain other restrictions. The costs associated with compliance with the CIA could be substantial and may be greater than we currently anticipate. In addition, in the event of a breach of the CIA, we could become liable for payment of certain stipulated penalties, and could be excluded from participation in federal healthcare programs. The OIG recently notified us that it considers us to be in breach of the CIA because of three implementation deficiencies. The OIG, therefore, notified us that it was exercising its right to collect stipulated penalties under the CIA and demanded payment of $450,000. This notice was in response to an Implementation Report we filed with the OIG in which we reported our substantial completion of implementation requirements and reported some deficiencies.  The OIG focused on two of the reported deficiencies related to certification and training requirements for a limited number of contracts that auto-renewed and delivery of some letter notices to joint venture partners and medical directors. The OIG also identified a deficiency related to streamlining and cohesiveness of our internal compliance disclosure program. We have spoken with the OIG and provided it with additional information that we believe shows our internal disclosure program has complied and we are working to address all of its concerns. We have until May 8, 2015 to either cure the breach to the OIG’s satisfaction and pay stipulated penalties or request a hearing before a HHS Administrative Law Judge. In general, the costs associated with compliance with the CIA, or any liability or consequences associated with its further breach, could have a material adverse effect on our revenues, earnings and cash flows.

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

If any of our operations are found to violate these or other government regulations, we could suffer severe consequences that would have a material adverse effect on our revenues, earnings, cash flows and stock price, including:

•	Suspension or termination of our participation in government payment programs;
•	Refunds of amounts received in violation of law or applicable payment program requirements;
•	Loss of required government certifications or exclusion from government payment programs;
•	Loss of licenses required to operate healthcare facilities or administer pharmaceuticals in some of the states in which we operate;
•	Reductions in payment rates or coverage for dialysis and ancillary services and related pharmaceuticals;
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

As of March 31, 2015, we owned a controlling interest in numerous dialysis-related joint ventures, which represented approximately 23% of our U.S. dialysis and related lab services revenues for the three months ended March 31, 2015. In addition, we also owned minority equity investments in several other dialysis related joint ventures. We may continue to increase the number of our joint ventures. Many of our joint ventures with physicians or physician groups also have certain physician owners providing medical director services to centers we own and operate. Because our relationships with physicians are governed by the federal and state anti-kickback statutes, we have sought to structure our joint venture arrangements to satisfy as many federal safe harbor requirements as we believe are commercially reasonable. However, although our joint venture arrangements do not satisfy all of the elements of any safe harbor under the federal anti-kickback statute, they are not automatically prohibited under the federal anti-kickback statute but are susceptible to government scrutiny. In October 2014, we entered into a Settlement Agreement with the United States and relator David Barbetta to resolve the then pending 2010 and 2011 U.S. Attorney Physician Relationship Investigations regarding certain of our joint ventures and paid $406 million in settlement amounts, civil forfeiture, and interest to the United States and certain States. For further details, please see “If we fail to comply with our Corporate Integrity Agreement, we could be subject to substantial penalties and exclusion from participation in federal healthcare programs that may adversely impact our revenues, earnings and cash flows”.

There are significant estimating risks associated with the amount of dialysis revenues and related refund liabilities that we recognize and if we are unable to accurately estimate our revenues and related refund liabilities, it could impact the timing and the amount of our revenues recognition or have a significant impact on our operating results.

There are significant estimating risks associated with the amount of dialysis and related lab services revenues and related refund liabilities that we recognize in a reporting period. The billing and collection process is complex due to ongoing insurance coverage changes, geographic coverage differences, differing interpretations of contract coverage, and other payor issues. Determining applicable primary and secondary coverage for approximately 173,600 U.S. patients at any point in time, together with the changes in patient coverage that occur each month, requires complex, resource-intensive processes. Errors in determining the correct coordination of benefits may result in refunds to payors. Revenues associated with Medicare and Medicaid programs are also subject to estimating risk related to the amounts not paid by the primary government payor that will ultimately be collectible from other government programs paying secondary coverage, the patient’s commercial health plan secondary coverage or the patient. Collections, refunds and payor retractions typically continue to occur for up to three years and longer after services are provided. We generally expect our range of U.S. dialysis and related lab services revenues estimating risk to be within 1% of net revenues for the segment, which represents approximately 5% of dialysis and related lab services adjusted operating income. If our estimates of dialysis and related lab services revenues and related refund liabilities are materially inaccurate, it could impact the timing and the amount of our revenues recognition and have a significant impact on our operating results.

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

We are experiencing increased labor costs and difficulties in hiring nurses due to a nationwide shortage of skilled clinical personnel. We compete for nurses with hospitals and other healthcare providers. This nursing shortage may limit our ability to expand our operations. In addition, changes in certification requirements or increases in the required staffing levels for skilled clinical personnel can impact our ability to maintain sufficient staff levels to the extent our teammates are not able to meet new requirements or we experience a higher than normal turnover rate due to increased competition for qualified clinical personnel. If we are unable to hire skilled clinical personnel when needed, or if we experience a higher than normal turnover rate for our skilled clinical personnel, our operations and treatment growth will be negatively impacted, which would result in reduced revenues, earnings and cash flows.

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

Under most of HCP’s and its associated physician groups’ capitation agreements with health plans, the health plan is generally permitted to modify the benefit and risk obligations and compensation rights from time to time during the terms of the agreements. If a health plan exercises its right to amend its benefit and risk obligations and compensation rights, HCP and its associated physician groups are generally allowed a period of time to object to such amendment. If HCP or its associated physician group so objects, under some of the risk agreements, the relevant health plan may terminate the applicable agreement upon 90 to 180 days written notice. If HCP or its associated physician groups enter into capitation contracts or other risk sharing arrangements with unfavorable economic terms, or a capitation contract is amended to include unfavorable terms, HCP could, directly or indirectly through its contracts with its associated physician groups, suffer losses with respect to such contract. Since HCP does not negotiate with CMS or any health plan regarding the benefits to be provided under their Medicare Advantage plans, HCP often has just a few months to familiarize itself with each new annual package of benefits it is expected to offer. Depending on the health plan at issue and the amount of revenue associated with the health plan’s risk agreement, the renegotiated terms or termination may have a material adverse effect on our HCP division and DaVita’s future revenues and profitability.

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

If DaVita HealthCare Partners Plan is not able to satisfy financial solvency or other regulatory requirements, DaVita HealthCare Partners Plan, Inc. could become subject to sanctions and its license to do business in California could be limited, suspended or terminated.

The Knox-Keene Act requires healthcare service plans operating in California to comply with financial solvency and other requirements overseen by the California Department of Managed Health Care (DMHC). Under the Knox-Keene Act, DaVita HealthCare Partners Plan is required to, among other things:

•	Maintain, at all times, a minimum tangible net equity;
•	Submit periodic financial solvency reports to the DMHC containing various data regarding performance and financial solvency;
•	Comply with extensive regulatory requirements; and
•	Submit to periodic regulatory audits and reviews concerning DaVita HealthCare Partner Plan operations and compliance with the Knox-Keene Act.

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

On April 6, 2015, CMS issued its final rule establishing the 2016 Medicare Advantage benchmark payment rates as well as announcing the model it will use to blend risk acuity scores. In 2016, CMS will blend the risk scores calculated using the 2013 CMS-HCC model and the 2014 CMS-HCC model by weighting the scores from the 2013 model by 0% and the scores from the 2014 model by 100%. Based upon our preliminary analysis of the final rule, we estimate that the reduction in 2016 rates, including adjustments for the new ACA blended benchmark county rates and qualifying bonuses, will lead to a reduction in Medicare Advantage rates to HCP of approximately 2%, or a net impact of approximately $50 million to our 2016 operating income. This compares to an industry average rate increase of approximately 1.25% as indicated by CMS in its final rule regarding the 2016 rates.  The final impact of 2016 Medicare Advantage rates can vary from this estimate and will be impacted by the relative growth of HCP’s Medicare Advantage patient volumes across markets as well as by the benefit plan designs submitted.  It is possible that we underestimated the impact of the 2016 Medicare Advantage rates on our business, and it has a material adverse effect on our financial position, results of operation or cash flows.

This more significant decline in Medicare Advantage rates for us compared to the industry average is driven by a larger-than-average decline associated with CMS’s modification to the risk adjustment model calculation. The proposed move to the 2014 model negatively affects us and other providers like us who have differentially invested in wellness and prevention programs for patients with chronic conditions because the 2014 model tends to over-predict costs for very low-cost beneficiaries and under-predict costs for very high-cost beneficiaries.

In addition, we may need to take a goodwill impairment charge against earnings in a future period relating to the impact of this decrease in rates on the carrying value of net assets of our HCP reporting units. An impairment occurs when the  carrying value of a reporting unit’s goodwill is in excess of its implied fair value. The amount of such non-cash charge, if any, could be significant. In estimating the fair value of our HCP reporting units, we will update our forecasts for each HCP reporting unit to reflect the expected future cash flows that we believe market participants would use in determining the fair values of our HCP reporting units if they were to acquire these reporting units. We will also use certain estimates and key assumptions in determining our estimate of these fair values, including discount and long-term growth rates, market data and future reimbursement rates. Our estimates of the fair value of our HCP reporting units could differ from the actual fair values a market participant would pay for these reporting units.

HCP’s Medicare Advantage revenues may continue to be volatile in the future, which could have a material impact on HCP’s ongoing financial performance.

The Health Reform Acts contain a number of provisions that negatively impact Medicare Advantage plans, which may each have an adverse effect on HCP’s revenues, earnings, and cash flows. These provisions include the following:

•

Medicare Advantage benchmarks for 2011 were frozen at 2010 levels. Beginning in 2012, Medicare Advantage benchmark rates are being phased down from prior levels to levels that are between 95% and 115% of the Medicare FFS costs, depending on a plan’s geographic area. If our costs escalate faster than can be absorbed by the level of revenues implied by these benchmark rates, then it could have a significant negative impact on HCP’s earnings and cash flows.

•	Rebates received by Medicare Advantage plans that underbid based on payment benchmarks will be reduced, with larger reductions for plans failing to receive certain quality ratings.
•

The Secretary of HHS has been granted the explicit authority to deny Medicare Advantage plan bids that propose significant increases in cost sharing or decreases in benefits. If the bids submitted by plans contracted with HCP are denied, this would have a significant negative impact on HCP’s revenues, earnings and cash flows.

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

•

Prescription drug plans are now required to cover all drugs on a list developed by the Secretary of HHS, which could increase the cost of providing care to Medicare Advantage enrollees, and thereby reduce HCP’s revenues and earnings. The Medicare Part D premium subsidy for high-income beneficiaries has been reduced by 25%, which could lower the number of Medicare Advantage enrollees, which would have a negative impact on HCP’s revenues, earnings and cash flows.

•

CMS increased coding intensity adjustments for Medicare Advantage plans beginning in 2014 and continuing through 2018, which reduces CMS payments to Medicare Advantage plans, which in turn will likely reduce the amounts payable to HCP and its associated physicians, physician groups, and IPAs under its capitation agreements.

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

There is uncertainty regarding both Medicare Advantage payment rates and beneficiary enrollment, which, if reduced as a result of the implementation of the Health Reform Acts, would reduce HCP’s overall revenues and net income. For example, although the Congressional Budget Office (CBO) predicted in 2012 that Medicare Advantage participation would drop precipitously by 2020, in 2013 the CBO reversed its prediction and instead predicted that enrollment in Medicare Advantage could increase by up to 50% in the next decade. Further fluctuation in Medicare Advantage payment rates were evidenced by CMS’s announcement in its final 2015 “Call Letter” that Medicare Advantage rates would rise an average of 0.4% in 2015, instead of falling 1.9% as it had proposed in February 2014. On April 6, 2015, CMS announced its Medicare Advantage rates for 2016. See above for further details. Uncertainty over Medicare Advantage enrollment and payment rates present a continuing risk to HCP’s business.

HCP’s operations are dependent on competing health plans and, at times, a health plan’s and HCP’s economic interests may diverge.

For the three months ended March 31, 2015, 64% of HCP’s consolidated capitated medical revenues were earned through contracts with three health plans.

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

HCP operates primarily in Arizona, California, Florida, Nevada, New Mexico and Colorado and may not be able to successfully establish a presence in new geographic regions.

HCP derives substantially all of its revenue from operations in Arizona, California, Florida, Nevada, New Mexico and Colorado (hereinafter referred to as the Existing Geographic Regions). As a result, HCP’s exposure to many of the risks described herein is not mitigated by a greater diversification of geographic focus. Furthermore, due to the concentration of HCP’s operations in the Existing Geographic Regions, it may be adversely affected by economic conditions, natural disasters (such as earthquakes or hurricanes), or acts of war or terrorism that disproportionately affect the Existing Geographic Regions as compared to other states and geographic markets.

To expand the operations of its network outside of the Existing Geographic Regions, HCP must devote resources to identifying and exploring such perceived opportunities. Thereafter, HCP must, among other things, recruit and retain qualified personnel, develop new offices, establish potentially new relationships with one or more health plans, and establish new relationships with physicians and other healthcare providers. The ability to establish such new relationships may be significantly inhibited by competition for such relationships and personnel in the healthcare marketplace in the targeted new geographic regions. Additionally, HCP may face the risk that a substantial portion of the patients served in a new geographic area may be enrolled in a Medicare FFS program and will not desire to transition to a Medicare Advantage program, such as those offered through the health plans that HCP serves, or they may enroll with other health plans with whom HCP does not contract to receive services, which could reduce substantially HCP’s perceived opportunity in such geographic area. In addition, if HCP were to seek to expand outside of the Existing Geographic Regions, HCP would be required to comply with laws and regulations of states that may differ from the ones in which it currently operates, and could face competitors with greater knowledge of such local markets. HCP anticipates that any geographic expansion may require it to make a substantial investment of management time, capital, and/or other resources. There can be no assurance that HCP will be able to establish profitable operations or relationships in any new geographic markets.

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

HCP, on behalf of itself and its associated physicians, physician groups and IPAs, submits to health plans claims and encounter data that support the risk adjustment factor, or RAF, scores attributable to members. These RAF scores determine, in part, the revenue to which the health plans and, in turn, HCP is entitled for the provision of medical care to such members. The data submitted to CMS by each health plan is based, in part, on medical charts and diagnosis codes prepared and submitted by HCP. Each health plan generally relies on HCP and its employed or affiliated physicians to appropriately document and support such RAF data in HCP’s medical records. Each health plan also relies on HCP and its employed or affiliated physicians to appropriately code claims for medical services provided to members. HCP may periodically review medical records and may find inaccurate or unsupportable coding or otherwise inaccurate records. Erroneous claims and erroneous encounter records and submissions could result in inaccurate PMPM fee revenue and risk adjustment payments, which may be subject to correction or retroactive adjustment in later periods. This corrected or adjusted information may be reflected in financial statements for periods subsequent to the period in which the revenue was recorded. HCP might also need to refund a portion of the revenue that it received, which refund, depending on its magnitude, could damage its relationship with the applicable health plan and could have a material adverse effect on HCP’s results of operations, financial condition or cash flows. We have identified a potentially improper historical HCP coding practice related to a particular condition, which was discontinued following our acquisition of HCP. We have notified CMS and we intend to cooperate with government authorities to address this issue. We are continuing to review other HCP coding practices.

Additionally, CMS audits Medicare Advantage plans for documentation to support RAF-related payments for members chosen at random. The Medicare Advantage plans ask providers to submit the underlying documentation for members that they serve. It is possible that claims associated with members with higher RAF scores could be subject to more scrutiny in a CMS audit. HCP has experienced increases in RAF scores attributable to its members, and thus there is a possibility that a Medicare Advantage plan may seek repayment from HCP as a result of CMS payment adjustments to the Medicare Advantage plan. The plans also may hold HCP liable for any penalties owed to CMS for inaccurate or unsupportable RAF scores provided by HCP. In addition, HCP could be liable for penalties to the government.

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

Separately, as described in further detail below, on March 13, 2015, JSA HealthCare Corporation (JSA), a subsidiary of HCP, received a subpoena from the Office of the Inspector General of the U.S. Department of Health and Human Services that relates, in part, to risk adjustment practices and data.

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

The Health Reform Acts established Medicare Shared Savings Programs (MSSP) for ACOs, which took effect in January 2012. Under the MSSP, eligible organizations are accountable for the quality, cost and overall care of Medicare beneficiaries assigned to an ACO and may be eligible to share in any savings below a specified benchmark amount. The Secretary of HHS is also authorized, but not required, to use capitation payment models with ACOs. HCP has formed an MSSP ACO through a subsidiary and is evaluating whether to participate in more ACOs in the future. The continued development and expansion of ACOs will have an uncertain impact on HCP’s revenue and profitability.

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

Due to potential decreased availability of healthcare through private employers, the number of patients who are uninsured or participate in governmental programs may increase. The Health Reform Acts have increased the participation of individuals in the Medicaid program in states that elected to participate in the expanded Medicaid coverage. A shift in payor mix from managed care and other private payors to government payors as well as an increase in the number of uninsured patients may result in a reduction in the rates of reimbursement to HCP or an increase in uncollectible receivables or uncompensated care, with a corresponding decrease in net revenue. Changes in the eligibility requirements for governmental programs such as the Medicaid program under the Health Reform Acts and state decisions on whether to participate in the expansion of such programs also could increase the number of patients who participate in such programs and the number of uninsured patients. Even for those patients who remain in private insurance plans, changes to those plans could increase patient financial responsibility, resulting in a greater risk of uncollectible receivables. These factors and events could have a material adverse effect on HCP’s business, financial condition, and results of operations.

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

Risk factors related to our overall business and ownership of our common stock:

We are the subject of a number of investigations by the federal government and two private civil suits, any of which could result in substantial penalties or awards against us, the imposition of certain obligations on our practices and procedures, exclusion from future participation in the Medicare, Medicaid and other federal healthcare programs and possible criminal penalties.

We are the subject of a number of investigations by the federal government. We have received subpoenas or other requests for documents from the federal government in connection with the Vainer private civil suit, the Swoben private civil suit, the 2011 U.S. Attorney Medicaid investigation, the 2015 U.S. Attorney Transportation Investigation and the JSA investigation described below.

In the Vainer private civil suit, a relator filed a complaint against us in federal court under the qui tam provisions of the False Claims Act (FCA) and pursued the claims independently after the government declined to intervene. The parties in that suit completed discovery in early 2014; however, in August 2014, the Court granted relators’ motion for sanctions and reopened discovery on a limited basis.  We recently reached an agreement in principle with the plaintiffs pursuant to which the Court stayed the litigation and the plaintiffs withdrew their motion for further sanctions.  While the specific terms of settlement have not yet been finalized, we have accrued an estimated loss contingency of $495 million related to this matter, which consist of a settlement amount of $450 million and attorney fees and other costs of $45 million. Negotiations are ongoing and until all parties have entered into a definitive final agreement, we can make no assurances about the settlement terms, including monetary and nonmonetary terms, or whether the Vainer private civil suit ultimately will settle for an amount that is not greater than the amount of the estimated loss contingency. In addition, there is risk regarding the tax deductibility of the settlement. If some portion of the amounts paid in connection with settlement is not tax deductible, it could significantly impact our earnings, cash flow and income tax rate.  Although we cannot predict the ultimate outcome of this case, if the case is not resolved pursuant to the current negotiation of a definitive agreement and is ultimately resolved in favor of the plaintiffs, its resolution could have a material adverse effect on our earnings and cash flows greater than the amount of the estimated loss contingency.

In the Swoben private civil suit, a relator filed a complaint against us in federal court under the FCA qui tam provisions as well as the provision of the California False Claims Act. In July 2013, the court granted HCP’s motion and dismissed with prejudice all of the claims in the Third Amended Complaint, and in October 2013 the plaintiff filed an appeal of the dismissal, which is currently pending.

Additionally, on March 13, 2015, JSA HealthCare Corporation (JSA), a subsidiary of HCP, received a subpoena from the Office of Inspector General, U.S. Department of Health and Human Services. We have been advised by an attorney with the Civil Division of the United States Department of Justice in Washington, D.C., that the subpoena relates to an ongoing civil investigation concerning Medicare Advantage service providers’ risk adjustment practices and data, including identification and verification of patient diagnoses and factors used in making the diagnoses. The subpoena requests documents and information for the period from January 1, 2008 through December 31, 2013, for certain Medicare Advantage plans for which JSA provided services. It also requests information regarding JSA’s communications about patient diagnoses as they relate to certain Medicare Advantage plans generally, and more specifically as related to two Florida physicians with whom JSA previously contracted. We intend to cooperate with the government’s investigation. In that regard, we intend to meet with representatives of the government to discuss the scope of the subpoena and the production of responsive documents.

Responding to subpoenas, investigations and civil suits as well as defending ourselves in such matters will continue to require management’s attention and we will continue to incur significant legal expense. Any negative findings or certain terms and conditions that we might agree to accept as part of a negotiated resolution could result in substantial financial penalties or awards against or substantial payments made by us, the imposition of certain obligations on our practices and procedures, exclusion from future participation in the Medicare and Medicaid programs and, in certain cases, criminal penalties. It is possible that criminal proceedings may be initiated against us in connection with investigations by the federal government. To our knowledge, no proceedings have been initiated by the federal government against us at this time. At this time, we cannot predict the ultimate outcome of these inquiries, or the potential outcome of the claims in relators’ civil suits (except as described above), or the potential range of damages, if any. See Note 9 to the consolidated financial statements of this report for additional details regarding these and other matters.

Disruptions in federal government operations and funding create uncertainty in our industry and could have a material adverse effect on our revenues, earnings and cash flows and otherwise adversely affect our financial condition.

A substantial portion of our revenues is dependent on federal healthcare program reimbursement, and any disruptions in federal government operations could have a material adverse effect on our revenues, earnings and cash flows. If the U.S. government defaults on its debt, there could be broad macroeconomic effects that could raise our cost of borrowing funds, and delay or prevent our future growth and expansion. Any future federal government shutdown, U.S. government default on its debt and/or failure of the U.S. government to enact annual appropriations could have a material adverse effect on our revenues, earnings and cash flows. Additionally, disruptions in federal government operations may negatively impact regulatory approvals and guidance that are important to our operations, and create uncertainty about the pace of upcoming healthcare regulatory developments.

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

We have substantial debt outstanding, we incurred a substantial amount of additional debt in connection with the HCP transaction and we may incur additional indebtedness in the future. Our substantial indebtedness could have important consequences to you, for example, it could:

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

In addition, we may incur substantial additional indebtedness in the future.  The terms of the indentures governing our senior notes and the agreement governing our Senior Secured Credit Facilities will allow us to incur substantial additional debt.  If new debt is added to current debt levels, the related risks described above could intensify.

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

Most of our outstanding employee stock-based compensation awards include a provision accelerating the vesting of the awards in the event of a change of control. We also maintain a change of control protection program for our employees who do not have a significant number of stock awards, which has been in place since 2001, and which provides for cash bonuses to the employees in the event of a change of control. Based on the market price of our common stock and shares outstanding on March 31, 2015, these cash bonuses would total approximately $691 million if a change of control transaction occurred at that price and our Board of Directors did not modify this program. These change of control provisions may affect the price an acquirer would be willing to pay for our Company.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Share repurchases

The following table summarizes the Company’s repurchases of its common stock during the first quarter of 2015:

				Approximate dollar value
			Total number	of shares that
			of shares	may yet be
			purchased as	purchased under
	Total number	Average	part of publicly	the plans
	of shares	price paid	announced plans	or programs
Period	purchased	per share	or programs	(in millions)
January 1-31, 2015	—	$—	—	$358.2
February 1-28, 2015	—	—	—	358.2
March 1-31, 2015	891,429	78.60	891,429	288.1
Total	891,429	$78.60	891,429

In November 2010, our Board of Directors authorized repurchases of our common stock in an aggregate amount of up to $800 million. This share repurchase program has no expiration date. We are authorized to make purchases from time to time in the open market or in privately negotiated transactions, depending upon market conditions and other considerations. On April 14, 2015, our Board of Directors approved additional share repurchases in the amount of $726 million. These recently approved share repurchases are in addition to the approximately $274 million remaining under our Board of Directors’ prior share repurchase approval announced on November 4, 2010. As a result, we now have a total of $1.0 billion outstanding authorization available for share repurchases. These share repurchases have no expiration dates. However, we are subject to share repurchase limitations under the terms of the Senior Secured Credit Facilities and the indentures governing our senior notes.

Items 3, 4 and 5 are not applicable

Item 6.	Exhibits

(a) Exhibits

Exhibit
Number

12.1	Ratio of earnings to fixed charges. ✓

20.1	Notice of Proposed Amended Settlement of Derivative Action, Final Settlement Hearing, and Right to Appear. (1)

31.1	Certification of the Chief Executive Officer, dated May 5, 2015, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

31.2	Certification of the Chief Financial Officer, dated May 5, 2015, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

32.1	Certification of the Chief Executive Officer, dated May 5, 2015, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

32.2	Certification of the Chief Financial Officer, dated May 5, 2015, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

101.INS	XBRL Instance Document. ✓

101.SCH	XBRL Taxonomy Extension Schema Document. ✓

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. ✓

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. ✓

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. ✓

101.PRE	XBRL Taxonomy Extension Presentation, Linkbase Document. ✓

_____________

✓	Filed herewith.
(1)	Filed on January 22, 2015 as an exhibit to the Company’s Current Report on Form 8-K.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAVITA HEALTHCARE PARTNERS INC.

BY:	/s/ JAMES K. HILGER
James K. Hilger
Interim Chief Financial Officer and Chief Accounting Officer*

Date: May 5, 2015

*	Mr. Hilger has signed both on behalf of the Registrant as a duly authorized officer and as the Registrant’s principal accounting officer.

INDEX TO EXHIBITS

Exhibit
Number

12.1	Ratio of earnings to fixed charges. ✓

20.1	Notice of Proposed Amended Settlement of Derivative Action, Final Settlement Hearing, and Right to Appear. (1)

31.1	Certification of the Chief Executive Officer, dated May 5, 2015, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

31.2	Certification of the Chief Financial Officer, dated May 5, 2015, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

32.1	Certification of the Chief Executive Officer, dated May 5, 2015, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

32.2	Certification of the Chief Financial Officer, dated May 5, 2015, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

101.INS	XBRL Instance Document. ✓

101.SCH	XBRL Taxonomy Extension Schema Document. ✓

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. ✓

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. ✓

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. ✓

101.PRE	XBRL Taxonomy Extension Presentation, Linkbase Document. ✓

✓	Filed herewith.
(1)	Filed on January 22, 2015 as an exhibit to the Company’s Current Report on Form 8-K.