Form 10-Q/A
period 2015-03-31
DAVITA HEALTHCARE PARTNERS INC.
filed 2015-05-08
CIK 927066

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

EXPLANATORY NOTE

DaVita HealthCare Partners Inc. is filing this Amendment No. 1 on Form 10-Q/A for the quarter ended March 31, 2015 (the “Form 10-Q”), which was originally filed with the Securities and Exchange Commission on May 5, 2015, for the sole purpose of furnishing corrected XBRL Interactive Data Files.   Due to a filing error by a third party financial printer, the XBRL Interactive Data Files originally furnished with the Form 10-Q contained errors.  No other changes have been made to the Form 10-Q.

Except as specifically described above, this Amendment No. 1 does not reflect events occurring after the filing of the Form 10-Q, does not update disclosures contained in the Form 10-Q and does not modify or amend the Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAVITA HEALTHCARE PARTNERS INC.

BY:	/s/ JAMES K. HILGER
James K. Hilger
Interim Chief Financial Officer and Chief Accounting Officer*

Date: May 8, 2015

*	Mr. Hilger has signed both on behalf of the Registrant as a duly authorized officer and as the Registrant’s principal accounting officer.

INDEX TO EXHIBITS

Exhibit
Number

12.1	Ratio of earnings to fixed charges. (2)

20.1	Notice of Proposed Amended Settlement of Derivative Action, Final Settlement Hearing, and Right to Appear. (1)

31.1	Certification of the Chief Executive Officer, dated May 8, 2015, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

31.2	Certification of the Chief Financial Officer, dated May 8, 2015, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

32.1	Certification of the Chief Executive Officer, dated May 8, 2015, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

32.2	Certification of the Chief Financial Officer, dated May 8, 2015, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

101.INS	XBRL Instance Document. ✓

101.SCH	XBRL Taxonomy Extension Schema Document. ✓

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. ✓

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. ✓

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. ✓

101.PRE	XBRL Taxonomy Extension Presentation, Linkbase Document. ✓

✓	Filed herewith.
(1)	Filed on January 22, 2015 as an exhibit to the Company’s Current Report on Form 8-K.
(2)	Filed on May 5, 2015 as an exhibit to the Company’s Quarterly Report on Form 10-Q.