Form 10-Q
period 2015-06-30
DAVITA HEALTHCARE PARTNERS INC.
filed 2015-08-05
CIK 927066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

For the Quarterly Period Ended June 30, 2015

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

As of July 31, 2015, the number of shares of the Registrant’s common stock outstanding was approximately 215.5 million shares and the aggregate market value of the common stock outstanding held by non-affiliates based upon the closing price of these shares on the New York Stock Exchange was approximately $17.0 billion.

DAVITA HEALTHCARE PARTNERS INC.

Note: Items 3, 4 and 5 of Part II are omitted because they are not applicable.

i

DAVITA HEALTHCARE PARTNERS INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(dollars in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Patient service revenues	$2,363,579	$2,187,249	$4,635,394	$4,301,347
Less: Provision for uncollectible accounts	(105,965)	(88,052)	(205,129)	(171,249)
Net patient service revenues	2,257,614	2,099,197	4,430,265	4,130,098
Capitated revenues	866,190	799,369	1,716,705	1,586,934
Other revenues	310,814	273,923	575,613	498,233
Total net revenues	3,434,618	3,172,489	6,722,583	6,215,265
Operating expenses and charges:
Patient care costs and other costs	2,446,076	2,246,538	4,808,688	4,426,310
General and administrative	352,025	298,636	693,826	582,697
Depreciation and amortization	158,843	145,907	312,632	288,486
Provision for uncollectible accounts	2,159	3,208	3,986	5,719
Equity investment income	(5,033)	(6,095)	(7,941)	(13,467)
Settlement charge	—	—	495,000	—
Total operating expenses and charges	2,954,070	2,688,194	6,306,191	5,289,745
Operating income	480,548	484,295	416,392	925,520
Debt expense	(104,248)	(106,132)	(201,640)	(212,467)
Debt redemption and refinancing charges	(48,072)	(97,548)	(48,072)	(97,548)
Other income, net	2,311	1,693	1,778	3,391
Income before income taxes	330,539	282,308	168,458	618,896
Income tax expense	122,762	100,887	36,829	225,738
Net income	207,777	181,421	131,629	393,158
Less: Net income attributable to noncontrolling interests	(37,300)	(33,738)	(71,769)	(62,186)
Net income attributable to DaVita HealthCare Partners Inc.	$170,477	$147,683	$59,860	$330,972
Earnings per share:
Basic net income per share attributable to DaVita HealthCare Partners Inc.	$0.80	$0.70	$0.28	$1.56
Diluted net income per share attributable to DaVita HealthCare Partners Inc.	$0.78	$0.68	$0.27	$1.53
Weighted average shares for earnings per share:
Basic	212,991,606	212,258,994	213,188,268	211,817,893
Diluted	217,606,198	216,720,944	217,790,617	216,420,713

See notes to condensed consolidated financial statements.

DAVITA HEALTHCARE PARTNERS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(dollars in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income	$207,777	$181,421	$131,629	$393,158
Other comprehensive (loss) income, net of tax:
Unrealized losses on interest rate swap and cap agreements:
Unrealized loss on interest rate swap and cap agreements	(2,453)	(5,209)	(8,213)	(7,714)
Reclassifications of net swap and cap agreements realized loss into net income	789	4,997	1,601	8,356
Unrealized (losses) gains on investments:
Unrealized (losses) gains on investments	(99)	578	283	909
Reclassification of net investment realized gains into net income	(16)	—	(173)	(207)
Foreign currency translation adjustments	5,025	1,939	(12,860)	1,967
Other comprehensive income (loss)	3,246	2,305	(19,362)	3,311
Total comprehensive income	211,023	183,726	112,267	396,469
Less: Comprehensive income attributable to noncontrolling interests	(37,300)	(33,738)	(71,769)	(62,186)
Comprehensive income attributable to DaVita HealthCare Partners Inc.	$173,723	$149,988	$40,498	$334,283

See notes to condensed consolidated financial statements.

DAVITA HEALTHCARE PARTNERS INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands, except per share data)

	June 30,	December 31,
	2015	2014
ASSETS
Cash and cash equivalents	$933,735	$965,241
Short-term investments	942,141	337,399
Accounts receivable, less allowance of $265,797 and $242,674	1,666,969	1,525,849
Inventories	159,353	136,085
Other receivables	456,502	400,916
Other current assets	189,528	186,842
Income tax receivable	193,681	83,839
Deferred income taxes	239,012	240,626
Total current assets	4,780,921	3,876,797
Property and equipment, net of accumulated depreciation of $2,207,320 and $2,029,506	2,564,708	2,469,099
Intangibles, net of accumulated amortization of $706,413 and $621,891	1,868,432	1,949,498
Equity investments	67,173	65,637
Long-term investments	92,864	89,389
Other long-term assets	121,774	77,000
Goodwill	9,450,946	9,415,295
	$18,946,818	$17,942,715
LIABILITIES AND EQUITY
Accounts payable	$490,460	$445,453
Other liabilities	716,250	510,223
Accrued compensation and benefits	678,853	698,475
Medical payables	339,932	314,347
Current portion of long-term debt	108,795	120,154
Total current liabilities	2,334,290	2,088,652
Long-term debt	9,101,052	8,383,280
Other long-term liabilities	400,475	389,806
Deferred income taxes	900,959	890,701
Total liabilities	12,736,776	11,752,439
Commitments and contingencies:
Noncontrolling interests subject to put provisions	863,126	829,965
Equity:
Preferred stock ($0.001 par value, 5,000,000 shares authorized; none issued)
Common stock ($0.001 par value, 450,000,000 shares authorized; 216,533,208 and 215,640,968 shares issued and 215,466,069 and 215,640,968 shares outstanding, respectively)	217	216
Additional paid-in capital	1,128,161	1,108,211
Retained earnings	4,146,963	4,087,103
Treasury stock (1,067,139 shares)	(84,113)	—
Accumulated other comprehensive loss	(44,379)	(25,017)
Total DaVita HealthCare Partners Inc. shareholders’ equity	5,146,849	5,170,513
Noncontrolling interests not subject to put provisions	200,067	189,798
Total equity	5,346,916	5,360,311
	$18,946,818	$17,942,715

See notes to condensed consolidated financial statements.

DAVITA HEALTHCARE PARTNERS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Six months ended
	June 30,
	2015	2014
Cash flows from operating activities:
Net income	$131,629	$393,158
Adjustments to reconcile net income to cash provided by operating activities:
Settlement charge	495,000	—
Settlement payments	(493,775)	—
Depreciation and amortization	312,632	288,470
Debt redemption and refinancing charges	48,072	97,548
Stock-based compensation expense	28,299	29,699
Tax benefits from stock award exercises	28,040	42,110
Excess tax benefits from stock award exercises	(16,913)	(30,238)
Deferred income taxes	4,418	13,826
Equity investment income, net	5,257	2,257
Other non-cash charges and loss on disposal of assets	24,718	22,861
Changes in operating assets and liabilities, other than from acquisitions and divestitures:
Accounts receivable	(142,950)	(65,079)
Inventories	(22,780)	(10,731)
Other receivables and other current assets	(50,362)	(95,580)
Other long-term assets	378	2,158
Accounts payable	50,823	(46,022)
Accrued compensation and benefits	(26,316)	19,912
Other current liabilities	177,733	31,970
Income taxes	(109,460)	2,886
Other long-term liabilities	(2,912)	(17,707)
Net cash provided by operating activities	441,531	681,498
Cash flows from investing activities:
Additions of property and equipment	(290,873)	(278,593)
Acquisitions	(45,059)	(98,442)
Proceeds from asset and business sales	3,415	215
Purchase of investments available for sale	(3,872)	(6,117)
Purchase of investments held-to-maturity	(1,039,632)	(121,333)
Proceeds from sale of investments available for sale	1,550	1,277
Proceeds from investments held-to-maturity	434,684	64,561
Purchase of intangible assets	—	(10)
Purchase of equity investments	(7,550)	(4,750)
Distributions received on equity investments	—	337
Net cash used in investing activities	(947,337)	(442,855)
Cash flows from financing activities:
Borrowings	28,144,986	33,136,743
Payments on long-term debt and other financing costs	(27,476,994)	(32,788,307)
Deferred financing costs and debt redemption and refinancing costs	(58,539)	(106,937)
Purchase of treasury stock	(84,113)	—
Distributions to noncontrolling interests	(79,040)	(65,818)
Stock award exercises and other share issuances, net	4,680	7,274
Excess tax benefits from stock award exercises	16,913	30,238
Contributions from noncontrolling interests	18,040	28,265
Proceeds from sales of additional noncontrolling interests	—	933
Purchase of noncontrolling interests	(10,840)	(5,743)
Net cash provided by financing activities	475,093	236,648
Effect of exchange rate changes on cash and cash equivalents	(793)	(567)
Net (decrease) increase in cash and cash equivalents	(31,506)	474,724
Cash and cash equivalents at beginning of the year	965,241	946,249
Cash and cash equivalents at end of the period	$933,735	$1,420,973

See notes to condensed consolidated financial statements.

DAVITA HEALTHCARE PARTNERS INC.

CONSOLIDATED STATEMENTS OF EQUITY

(unaudited)

(dollars and shares in thousands)

										Non-
	Non-									controlling
	controlling	DaVita HealthCare Partners Inc. Shareholders’ Equity								interests
	interests							Accumulated		not
	subject to			Additional				other		subject to
	put	Common		paid-in	Retained			comprehensive		put
	provisions	stock		capital	earnings	Treasury stock		loss	Total	provisions
Balance at December 31, 2013	$697,300	213,163	$213	$1,070,922	$3,363,989	—	$—	$(2,645)	$4,432,479	$173,062
Comprehensive income:
Net income	88,425				723,114				723,114	51,791
Other comprehensive loss	—							(22,372)	(22,372)
Stock purchase shares issued		298		19,010					19,010
Stock unit shares issued		304	1	(28)					(27)
Stock-settled SAR shares issued		1,876	2	(2)					—
Stock-settled stock-based compensation expense				54,969					54,969
Excess tax benefits from stock awards exercised				45,271					45,271
Distributions to noncontrolling interests	(93,884)									(55,455)
Contributions from noncontrolling interests	41,876									22,779
Sales and assumptions of additional noncontrolling interests	25,220			355					355	4,165
Purchases from noncontrolling interests	(6,111)			(5,357)					(5,357)	(6,544)
Other reclassification				210					210
Changes in fair value of noncontrolling interests	77,139			(77,139)					(77,139)
Balance at December 31, 2014	$829,965	215,641	$216	$1,108,211	$4,087,103	—	$—	$(25,017)	$5,170,513	$189,798
Comprehensive income:
Net income	46,363				59,860				59,860	25,406
Other comprehensive loss								(19,362)	(19,362)
Stock unit shares issued		337	—	5					5
Stock-settled SAR shares issued		555	1	(1)					—
Stock-settled stock-based compensation expense				28,466					28,466
Excess tax benefits from stock awards exercised				16,913					16,913
Distributions to noncontrolling interests	(47,761)								—	(31,279)
Contributions from noncontrolling interests	7,935								—	10,105
Assumptions of additional noncontrolling interests	12,031								—	6,037
Purchase of noncontrolling interests	(2,419)			(8,421)					(8,421)
Changes in fair value of noncontrolling interests	17,012			(17,012)					(17,012)
Purchase of treasury stock						(1,067)	(84,113)		(84,113)
Balance at June 30, 2015	$863,126	216,533	$217	$1,128,161	$4,146,963	(1,067)	$(84,113)	$(44,379)	$5,146,849	$200,067

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

1.	Condensed consolidated interim financial statements

The condensed consolidated interim financial statements included in this report are prepared by the Company without audit. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations are reflected in these consolidated interim financial statements. All significant intercompany accounts and transactions have been eliminated. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The most significant estimates and assumptions underlying these financial statements and accompanying notes generally involve revenue recognition and accounts receivable, impairments of long-lived assets, fair value estimates, accounting for income taxes, variable compensation accruals, consolidation of variable interest entities, purchase accounting valuation estimates, long-term incentive program compensation and medical liability claims. The results of operations for the six months ended June 30, 2015 are not necessarily indicative of the operating results for the full year. The condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Prior year balances and amounts have been reclassified to conform to the current year presentation. The Company has evaluated subsequent events through the date these condensed consolidated financial statements were issued and has included all necessary adjustments and disclosures.

2.	Earnings per share

Basic net income per share is calculated by dividing net income attributable to the Company, adjusted for any change in noncontrolling interests redemption rights in excess of fair value, by the weighted average number of common shares and vested stock units outstanding, net of shares held in escrow that under certain circumstances may be returned to the Company.

Diluted net income per share includes the dilutive effect, of outstanding stock-settled stock appreciation rights and unvested stock units (under the treasury stock method) as well as contingently returnable shares held in escrow.

The reconciliations of the numerators and denominators used to calculate basic and diluted earnings per share are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Basic:
Net income attributable to DaVita HealthCare Partners Inc.	$170,477	$147,683	$59,860	$330,972
Weighted average shares outstanding during the period	215,186	214,451	215,382	214,010
Vested stock units	—	2	—	2
Contingently returnable shares held in escrow for the DaVita HealthCare Partners merger	(2,194)	(2,194)	(2,194)	(2,194)
Weighted average shares for basic earnings per share calculation	212,992	212,259	213,188	211,818
Basic net income per share attributable to DaVita HealthCare Partners Inc.	$0.80	$0.70	$0.28	$1.56
Diluted:
Net income attributable to DaVita HealthCare Partners Inc.	$170,477	$147,683	$59,860	$330,972
Weighted average shares outstanding during the period	215,186	214,451	215,382	214,010
Vested stock units	—	2	—	2
Assumed incremental shares from stock plans	2,420	2,268	2,409	2,409
Weighted average shares for diluted earnings per share calculation	217,606	216,721	217,791	216,421
Diluted net income per share attributable to DaVita HealthCare Partners Inc.	$0.78	$0.68	$0.27	$1.53
Anti-dilutive potential common shares excluded from calculation (1)	691	990	1,046	1,995

______________

(1)	Shares associated with stock-settled stock appreciation rights that are excluded from the diluted denominator calculation because they are anti-dilutive under the treasury stock method.

3.	Accounts receivable

Accounts receivable are reduced by an allowance for doubtful accounts. In evaluating the ultimate collectability of the Company’s accounts receivable, the Company analyzes its historical cash collection experience and trends for each of its government payors and commercial payors to estimate the adequacy of the allowance for doubtful accounts and the amount of the provision for uncollectible accounts. Management regularly updates its analysis based upon the most recent information available to determine its current provision for uncollectible accounts and the adequacy of its allowance for doubtful accounts. For receivables associated with dialysis patient services covered by government payors, like Medicare, the Company receives 80% of the payment directly from Medicare as established under the government’s bundled payment system and determines an appropriate allowance for doubtful accounts and provision for uncollectible accounts on the remaining balance due depending upon the Company’s estimate of the amounts ultimately collectible from other secondary coverage sources or from the patients. For receivables associated with services to patients covered by commercial payors that are either based upon contractual terms or for non-contracted health plan coverage, the Company provides an allowance for doubtful accounts by recording a provision for uncollectible accounts based upon its historical collection experience, potential inefficiencies in its billing processes and for which collectability is determined to be unlikely. Approximately 1% of the Company’s net accounts receivable are associated with patient pay and it is the Company’s policy to reserve 100% of the outstanding accounts receivable balances for dialysis services when those amounts due are outstanding for more than three months.

During the six months ended June 30, 2015, the Company’s allowance for doubtful accounts increased by $23,123. This was primarily due to an increase in U.S. dialysis and lab provision for uncollectible accounts as a result of an increase in write-offs of certain balances. There were no unusual transactions impacting the allowance for doubtful accounts.

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

The Company’s investments in securities consist of the following:

	June 30, 2015			December 31, 2014
	Held to	Available		Held to	Available
	maturity	for sale	Total	maturity	for sale	Total
Certificates of deposit and money market funds due within one year	$940,589	$—	$940,589	$335,975	$—	$335,975
Investments in mutual funds and common stock	—	31,238	31,238	—	28,123	28,123
	$940,589	$31,238	$971,827	$335,975	$28,123	$364,098
Short-term investments	$940,589	$1,552	$942,141	$335,975	$1,424	$337,399
Long-term investments	—	29,686	29,686	—	26,699	26,699
	$940,589	$31,238	$971,827	$335,975	$28,123	$364,098

The cost of the certificates of deposit and money market funds at June 30, 2015 and December 31, 2014 approximates their fair value. As of June 30, 2015 and December 31, 2014, the available-for-sale investments included $5,358 and $5,181 of gross pre-tax unrealized gains, respectively. During the six months ended June 30, 2015, the Company recorded gross pre-tax unrealized gains of $461, or $283 after tax, in other comprehensive income associated with changes in the fair value of these investments. During the six months ended June 30, 2015, the Company sold investments in mutual funds for net proceeds of $385 and recognized a pre-tax gain of $284, or $173 after-tax, which was previously recorded in other comprehensive income. During the six months ended June 30, 2014, the Company sold investments in mutual funds for net proceeds of $1,277 and recognized a pre-tax gain of $340, or $207 after-tax, which was previously recorded in other comprehensive income.

The investments in mutual funds classified as available-for-sale are held within a trust to fund existing obligations associated with several of the Company’s non-qualified deferred compensation plans.

As of June 30, 2015, the Company held $5,000 of preferred stock in a privately held company that is accounted for under the cost method as this investment does not have a readily determinable fair value.

Certain HCP entities are required to maintain minimum cash balances in order to comply with regulatory requirements in conjunction with medical claim reserves. As of June 30, 2015, this minimum cash balance was approximately $54,200.

5.	Goodwill

Changes in goodwill by reportable segments were as follows:

			Other-ancillary
	U.S. dialysis and		services and
	related lab services	HCP	strategic initiatives	Consolidated total
Balance at January 1, 2014	$5,469,473	$3,516,162	$227,339	$9,212,974
Acquisitions	143,021	48,649	29,844	221,514
Divestitures	(1,851)	—	—	(1,851)
Foreign currency and other adjustments	—	(2,277)	(15,065)	(17,342)
Balance at December 31, 2014	$5,610,643	$3,562,534	$242,118	$9,415,295
Acquisitions	—	24,302	26,773	51,075
Divestitures	—	(446)	—	(446)
Foreign currency and other adjustments	—	—	(14,978)	(14,978)
Balance at June 30, 2015	$5,610,643	$3,586,390	$253,913	$9,450,946

Each of the Company’s operating segments described in Note 17 to these condensed consolidated financial statements represents an individual reporting unit for goodwill impairment testing purposes, except that each sovereign jurisdiction within the Company’s international operating segments is considered a separate reporting unit.

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

As a result, the Company has determined that three of its HCP reporting units, HCP California, HCP Nevada and HCP New Mexico, remain at risk of goodwill impairment. HCP California, HCP Nevada and HCP New Mexico have goodwill of $2,518,569, $517,618, and $71,684, respectively.

The Company obtained preliminary third-party valuations of these three businesses as of June 30, 2015, which indicate that the estimated fair values of HCP California, HCP Nevada and HCP New Mexico exceed their total carrying values by approximately 9.9%, 7.4% and 2.0%, respectively. Further reductions in HCP’s reimbursement rates or other significant adverse changes in its expected future cash flows or valuation assumptions could result in a goodwill impairment charge in the future.

For example, a sustained, long-term reduction of 3% in operating income for HCP California, HCP Nevada and HCP New Mexico could reduce their estimated fair values by up to 1.8%, 1.9% and 2.0%, respectively. Separately, an increase in their respective discount rates of 100 basis points could reduce the estimated fair values of HCP California, HCP Nevada and HCP New Mexico by up to 4.2%, 3.1% and 3.6%, respectively.

During the first six months of 2015, the Company recorded an immaterial goodwill impairment charge related to its international operations. Except as described above, no significant goodwill associated with the Company’s various other reporting units was considered at risk of impairment as of June 30, 2015. Since the dates of the Company’s last annual goodwill impairment tests, there have been certain developments, events, changes in operating performance and other changes in key circumstances that have affected the Company’s businesses. However, these did not cause management to believe it is more likely than not that the fair value of any of its reporting units would be less than its carrying amount.

6.	Health care costs payable

The following table includes estimates for the cost of professional medical services provided by non-employed physicians and other providers, as well as inpatient and other ancillary costs for all markets other than California. The Company does not include inpatient and other ancillary costs for contracts held by its California licensed health plan and for contracts held by its California medical group entities; only professional medical services are included as state regulation does not allow those medical group entities to assume risk for inpatient services. Health care costs payable are included in medical payables in the condensed consolidated balance sheet.

The following table shows the components of changes in the health care costs payable for the six months ended June 30, 2015:

Six months ended
June 30, 2015
Health care costs payable, beginning of the period	$214,405
Add: Components of incurred health care costs
Current year	783,602
Prior years	838
Total incurred health care costs	784,440
Less: Claims paid
Current year	623,940
Prior years	191,765
Total claims paid	815,705
Health care costs payable, end of the period	$183,140

The Company’s prior year estimates of health care costs payable increased by $838 resulting from certain medical claims being settled in excess of amounts that were originally estimated. When significant increases (decreases) in prior-year health care cost estimates occur that the Company believes significantly impacts its current year operating results, the Company discloses that amount as unfavorable (favorable) development of prior-year’s health care cost estimates. Actual claim payments for prior year services have not been materially different from the Company’s year-end estimates.

7.	Income taxes

As of June 30, 2015, the Company’s total liability for unrecognized tax benefits relating to tax positions that do not meet the more-likely-than-not threshold is $34,879, all of which would impact the Company’s effective tax rate if recognized. This balance represents an increase of $3,002 from the December 31, 2014 balance of $31,877.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in its income tax expense. At June 30, 2015 and December 31, 2014, the Company had approximately $10,337 and $10,123, respectively, accrued for interest and penalties related to unrecognized tax benefits, net of federal tax benefits.

8.	Long-term debt

Long-term debt was comprised of the following:

	June 30,	December 31,
	2015	2014
Senior Secured Credit Facilities:
Term Loan A	$950,000	$975,000
Term Loan B	3,465,000	3,482,500
Senior notes	4,500,000	3,775,000
Acquisition obligations and other notes payable	62,641	69,045
Capital lease obligations	247,128	218,097
Total debt principal outstanding	9,224,769	8,519,642
Discount on long-term debt	(14,922)	(16,208)
	9,209,847	8,503,434
Less current portion	(108,795)	(120,154)
	$9,101,052	$8,383,280

Scheduled maturities of long-term debt at June 30, 2015 were as follows:

2015 (remainder of the year)	56,484
2016	119,993
2017	149,031
2018	159,637
2019	734,147
2020	57,876
Thereafter	7,947,601

During the first six months of 2015, the Company made mandatory principal payments under its Senior Secured Credit Facilities totaling $25,000 on the Term Loan A and $17,500 on the Term Loan B.

In April 2015, the Company issued $1,500,000 5.0% Senior Notes due 2025 (the 5.0% Senior Notes). The 5.0% Senior Notes pay interest on May 1 and November 1 of each year beginning November 1, 2015. The 5.0% Senior Notes are unsecured senior obligations and rank equally in right of payment with the Company’s existing and future unsecured senior indebtedness. The 5.0% Senior Notes are guaranteed by certain of the Company’s domestic subsidiaries. The Company may redeem up to 35% of the 5.0% Senior Notes at any time prior to May 1, 2018 at a certain specified price from the proceeds of one or more equity offerings. In addition, the Company may redeem some or all of the 5.0% Senior Notes at any time prior to May 1, 2020 at make whole redemption prices and on or after such date at certain specified redemption prices. The proceeds from the 5.0% Senior Notes were used to repurchase all of the outstanding principal balances of the $775,000 6 ⅝% Senior Notes due 2020 (the 6 ⅝% Notes) through a combination of a tender offer and a redemption process, to pay fees and expenses, and the remaining proceeds may be used for general corporate purposes, future acquisitions and share repurchases. As a result of these transactions, the Company incurred $48,072 in debt redemption charges consisting of tender and redemption fees as well as the write-off of deferred financing costs associated with the repurchase of the 6 ⅝% Senior Notes.

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

As of June 30, 2015, the Company maintains several interest rate swap agreements that were entered into in March 2013 with amortizing notional amounts of these swap agreements totaling $807,500. These agreements have the economic effect of modifying the LIBOR variable component of the Company’s interest rate on an equivalent amount of the Company’s Term Loan A to fixed rates ranging from 0.49% to 0.52%, resulting in an overall weighted average effective interest rate of 2.26%, including the Term Loan A margin of 1.75%. The overall weighted average effective interest rate also includes the effects of $142,500 of unhedged Term Loan A debt that bears interest at LIBOR plus an interest rate margin of 1.75%. The swap agreements expire on September 30, 2016 and require monthly interest payments. During the six months ended June 30, 2015, the Company recognized debt expense of $1,406 from these swaps. As of June 30, 2015, the total fair value of these swap agreements was a net liability of approximately $440. During the six months ended June 30, 2015, the Company recorded a loss of $3,670 in other comprehensive income due to a decrease in the unrealized fair value of these swap agreements. The Company estimates that approximately $1,131 of existing unrealized pre-tax losses in other comprehensive income at June 30, 2015 will be reclassified into income over the next twelve months.

As of June 30, 2015, the Company maintained several forward interest rate cap agreements that were entered into in November 2014 with notional amounts totaling $3,500,000. These forward cap agreements will be effective September 30, 2016 and will have the economic effect of capping the LIBOR variable component of the Company’s interest rate at a maximum of 3.50% on an equivalent amount of the Company’s debt. The cap agreements expire on June 30, 2018. As of June 30, 2015, the total fair value of these cap agreements was an asset of approximately $3,973. During the six months ended June 30, 2015, the Company recorded a loss of $8,367 in other comprehensive income due to a decrease in the unrealized fair value of these cap agreements.

As of June 30, 2015, the Company maintains several interest rate cap agreements that were entered into in March 2013 with notional amounts totaling $2,735,000 on the Company’s Term Loan B debt. These agreements have the economic effect of capping the LIBOR variable component of the Company’s interest rate at a maximum of 2.50% on an equivalent amount of the Company’s Term Loan B. During the six months ended June 30, 2015, the Company recognized debt expense of $1,220 from these caps. The cap agreements expire on September 30, 2016. As of June 30, 2015, the total fair value of these cap agreements was an asset of approximately $155. During the six months ended June 30, 2015, the Company recorded a loss of $1,439 in other comprehensive income due to a decrease in the unrealized fair value of these cap agreements.

The following table summarizes the Company’s derivative instruments as of June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
Derivatives designated as hedging	Balance sheet		Balance sheet
instruments	location	Fair value	location	Fair value
Interest rate swap agreements	Other short-term liabilities	$1,131	Other short-term liabilities	$1,457
Interest rate swap agreements	Other long-term assets	$691	Other long-term assets	$3,281
Interest rate cap agreements	Other long-term assets	$4,128	Other long-term assets	$13,934

The following table summarizes the effects of the Company’s interest rate swap and cap agreements for the three and six months ended June 30, 2015 and 2014:

	Amount of					Amount of
	losses recognized in					losses reclassified
	OCI on interest rate swap					from accumulated
	and cap agreements				Location of	OCI into income
	Three months ended		Six months ended		losses reclassified	Three months ended		Six months ended
Derivatives designated	June 30,		June 30,		from accumulated	June 30,		June 30,
as cash flow hedges	2015	2014	2015	2014	OCI into income	2015	2014	2015	2014
Interest rate swap agreements	$(976)	$(5,022)	$(3,670)	$(7,786)	Debt expense	$(684)	$(6,694)	$(1,406)	$(10,700)
Interest rate cap agreements	(3,049)	(3,527)	(9,806)	(4,874)	Debt expense	(610)	(1,507)	(1,220)	(3,014)
Tax benefit	1,572	3,340	5,263	4,946		505	3,204	1,025	5,358
Total	$(2,453)	$(5,209)	$(8,213)	$(7,714)		$(789)	$(4,997)	$(1,601)	$(8,356)

As of June 30, 2015, the interest rate on the Company’s Term Loan B debt is effectively fixed because of an embedded LIBOR floor which is higher than actual LIBOR as of such date and the Term Loan B is also subject to interest rate caps if LIBOR should rise above 2.50%. See above for further details. Interest rates on the Company’s senior notes are fixed by their terms. The LIBOR variable component of the Company’s interest rate on a majority of the Company’s Term Loan A is economically fixed as a result of interest rate swaps.

As a result of embedded LIBOR floors on the Term Loan B debt agreement and the swap and cap agreements, the Company’s overall weighted average effective interest rate on the Senior Secured Credit Facilities was 3.44%, based upon the current margins in effect of 1.75% for the Term Loan A and 2.75% for the Term Loan B, as of June 30, 2015.

The Company’s overall weighted average effective interest rate during the second quarter of 2015 was 4.42% and as of June 30, 2015 was 4.38%.

As of June 30, 2015, the Company had undrawn revolving credit facilities totaling $1,000,000 of which approximately $93,000 was committed for outstanding letters of credit. In addition, the Company has outstanding letters of credit of approximately $3,000, of which $1,000 is secured by a certificate of deposit. The remaining amount is unencumbered.

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

Inquiries by the Federal Government and Certain Related Civil Proceedings

Vainer Private Civil Suit: In December 2008, the Company received a subpoena for documents from the Office of Inspector General (OIG) for the U.S. Department of Health and Human Services (HHS) relating to the pharmaceutical products Zemplar, Hectorol, Venofer, Ferrlecit and erythropoietin (EPO), as well as other related matters. The subpoena covered the period from January 2003 to December 2008. The Company was advised by the U.S. Attorney’s Office for the Northern District of Georgia and the U.S. Department of Justice in Washington, DC that this was a civil inquiry. On June 17, 2009, the Company learned that the allegations underlying this inquiry were made as part of a civil complaint filed by individuals and brought pursuant to the qui tam provisions of the federal False Claims Act. On April 1, 2011, the U.S. District Court for the Northern District of Georgia ordered the case to be unsealed. At that time, the Department of Justice and U.S. Attorney’s Office filed a notice of declination stating that the federal government would not be intervening and not pursuing the relators’ allegation in litigation. On July 25, 2011, the relators, Daniel Barbir and Dr. Alon Vainer, filed their amended civil complaint in the U.S. District Court for the Northern District of Georgia, purportedly on behalf of the federal government. The amended complaint alleged that the Company’s drug administration practices for the Company’s dialysis operations for Vitamin D and iron agents from 2003 through 2010 fraudulently created unnecessary waste, which was billed to and paid for by the government. The amended complaint sought monetary damages and civil penalties as well as costs and expenses. The parties completed discovery in early 2014; however, in August 2014, the Court granted relators’ motion for sanctions and reopened discovery on a limited basis. In June 2015, the Company finalized the terms of the settlement with plaintiffs, including a settlement amount of $450,000 and attorney fees and other costs of $45,000.

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

Swoben Private Civil Suit: In April 2013, the Company’s HealthCare Partners (HCP) subsidiary was served with a civil complaint filed by a former employee of SCAN Health Plan (SCAN), a health maintenance organization (HMO). On July 13, 2009, pursuant to the qui tam provisions of the federal False Claims Act (FCA) and the California False Claims Act, James M. Swoben, as relator, filed a qui tam action in the United States District Court for the Central District of California purportedly on behalf of the United States of America and the State of California against SCAN, and certain other defendants whose identities were under seal. The allegations in the complaint relate to alleged overpayments received from government healthcare programs. In or about August 2012, SCAN entered into a settlement agreement with the United States of America and the State of California. The United States and the State of California partially intervened in the action for the purpose of settlement with and dismissal of the action against SCAN. In or about November 2011, the relator filed his Third Amended Complaint under seal alleging violations of the federal FCA and the California False Claims Act, which named additional defendants, including HCP and certain health insurance companies (the defendant HMOs). The allegations in the complaint against HCP relate to patient diagnosis coding to determine reimbursement in the Medicare Advantage program, referred to as Hierarchical Condition Coding (HCC) and Risk Adjustment Factor (RAF) scores. The complaint sought monetary damages and civil penalties as well as costs and expenses. The United States Department of Justice reviewed these allegations and in January 2013 declined to intervene in the case. On June 26, 2013, HCP and the defendant HMOs filed their respective motions to dismiss the Third Amended Complaint pursuant to Federal Rules of Civil Procedure 12(b)(6) and 9(b), challenging the legal sufficiency of the claims asserted in the complaint. On July 30, 2013, the court granted HCP’s motion and dismissed with prejudice all of the claims in the Third Amended Complaint and judgment was entered in September 2013. The court specifically determined that further amendments to the complaint would be futile because, in part, the allegations were publicly disclosed in reports and other sources relating to audits conducted by the Centers of Medicare & Medicaid Services (CMS). In October 2013, the plaintiff appealed to the United States Court of Appeals for the Ninth Circuit and the court’s disposition of the appeal is pending.

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

2015 U.S. OIG Medicare Advantage Civil Investigation: In March 2015, JSA HealthCare Corporation (JSA), a subsidiary of HCP, received a subpoena from the OIG. The Company has been advised by an attorney with the Civil Division of the United States Department of Justice in Washington, D.C. that the subpoena relates to an ongoing civil investigation concerning Medicare Advantage service providers’ risk adjustment practices and data, including identification and verification of patient diagnoses and factors used in making the diagnoses. The subpoena requests documents and information for the period from January 1, 2008 through December 31, 2013, for certain Medicare Advantage plans for which JSA provided services. It also requests information regarding JSA’s communications about patient diagnoses as they relate to certain Medicare Advantage plans generally, and more specifically as related to two Florida physicians with whom JSA previously contracted. The Company is producing the requested information and is cooperating with the government’s investigation.

In addition to the subpoena described above, in June 2015, the Company received a subpoena from the OIG. This civil subpoena covers the period from January 1, 2008 through the present and seeks production of a wide range of documents relating to the Company’s and its subsidiaries’ (including HealthCare Partners and its subsidiary JSA HealthCare Corporation) provision of services to Medicare Advantage plans and related patient diagnosis coding and risk adjustment submissions and payments. The Company believes that the request is part of a broader industry investigation into Medicare Advantage patient diagnosis coding and risk adjustment practices and potential overpayments by the government.  Some of the information requested relates to what the Company disclosed in the risk factors of the Company’s quarterly report on Form 10-Q for the first quarter of 2015 as a potentially improper historical HCP coding practice related to a particular condition. The practice in question was discontinued following the Company’s November 1, 2012 acquisition of HCP and, as the Company previously disclosed, the Company notified CMS of the coding practice and potential overpayments. In connection with the HCP merger, the Company has certain indemnification rights against the sellers and an escrow was established as security for the indemnification. The Company would pursue an indemnification claim against the sellers secured by the escrow for any and all liabilities incurred. The Company can make no assurances that the indemnification and escrow would cover the full amount of the Company’s potential losses related to this matter. The Company is cooperating with the government and will gather and produce the requested information.

Except for the private civil complaints filed by the relators as described above, to the Company’s knowledge, no proceedings have been initiated against the Company at this time in connection with any of the inquiries by the federal government. Although the Company cannot predict whether or when proceedings might be initiated or when these matters may be resolved, it is not unusual for inquiries such as these to continue for a considerable period of time through the various phases of document and witness requests and on-going discussions with regulators. Responding to the subpoenas or inquiries and defending the Company in the relator proceedings will continue to require management’s attention and significant legal expense. Any negative findings in the inquiries or relator proceedings could result in substantial financial penalties or awards against the Company, exclusion from future participation in the Medicare and Medicaid programs and if criminal proceedings were initiated against the Company, possible criminal penalties. At this time, the Company cannot predict the ultimate outcome of these inquiries, or the potential outcome of the relators’ claims (except as described above), or the potential range of damages, if any.

Shareholder Derivative Claims

DaVita HealthCare Partners Inc. Derivative Litigation: On January 7, 2014, the U.S. District Court for the District of Colorado consolidated the two previously disclosed shareholder derivative lawsuits: the Haverhill Retirement System action filed on May 17, 2013 and the Clark Shareholder action filed on August 7, 2012. The court appointed Haverhill lead plaintiff. The complaints filed against the directors of the Company and against the Company, as nominal defendant allege, among other things, that the Company’s directors breached fiduciary duties to the Company relating to the 2010 and 2011 U.S. Attorney Physician Relationship Investigations described above, the Vainer qui tam private civil suit described above and the Woodard qui tam private civil suit for which the Company previously announced a settlement in July 2012. The Company has entered into a settlement with the lead plaintiff, subject to court approval. The terms of the settlement, which were described in a court-ordered notice sent to shareholders in late January 2015, include enhancements to the Company’s corporate governance practices and provides that the Company will not oppose the derivative plaintiff’s application for an award of fees and expenses, the dollar amount of which is not material to the Company. On January 8, 2015, the Court entered an order preliminarily approving the settlement, directing that the notice to shareholders be provided as described above and held a settlement fairness hearing on May 1, 2015. During the fairness hearing, the Court approved the settlement and entered an order granting final approval of the settlement on June 5, 2015 and final judgment in the case was entered on June 9, 2015.

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

A wage and hour claim, which has been styled as a class action, is pending against the Company in the Superior Court of California. The Company was served with the complaint in this lawsuit in April 2008, and it has been amended since that time. The complaint, as amended, alleges that the Company failed to provide meal periods, failed to pay compensation in lieu of providing rest or meal periods, failed to pay overtime, and failed to comply with certain other California Labor Code requirements. In September 2011, the court denied the plaintiffs’ motion for class certification. Plaintiffs appealed that decision. In January 2013, the Court of Appeals affirmed the trial court’s decision on some claims, but remanded the case to the trial court for clarification of its decision on one of the claims. The Company reached an agreement with the plaintiffs to settle the claim that was remanded to the trial court, and that settlement has been finalized. The amount of the settlement is not material to the Company’s condensed consolidated financial statements. In June 2015, the Company reached an agreement in principle to resolve the remainder of the claims in this litigation. The settlement must be approved by the court, and the parties are in the process of seeking that approval. The amount of the settlement is not material to the Company’s condensed consolidated financial statements.

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

During the six months ended June 30, 2015, the Company granted 811 stock-settled stock appreciation rights with an aggregate grant-date fair value of $14,888 and a weighted-average expected life of approximately 4.1 years, and also granted 265 stock units with an aggregate grant-date fair value of $21,432 and a weighted-average expected life of approximately 3.2 years.

For the six months ended June 30, 2015 and 2014, the Company recognized $69,692 and $52,960, respectively, in total LTIP expense, of which $28,299 and $29,699, respectively, was stock-based compensation expense for stock appreciation rights, stock units and discounted employee stock plan purchases, which are primarily included in general and administrative expenses. The estimated tax benefits recorded for stock-based compensation for the six months ended June 30, 2015 and 2014 was $10,028 and $10,997, respectively. As of June 30, 2015, there was $161,079 of total estimated unrecognized compensation cost for outstanding LTIP awards, including $82,577 related to stock-based compensation arrangements under the Company’s equity compensation and stock purchase plans. The Company expects to recognize the performance-based cash component of these LTIP costs over a weighted average remaining period of 1.1 years and the stock-based component of these LTIP costs over a weighted average remaining period of 1.4 years.

For the six months ended June 30, 2015 and 2014, the Company received $28,040 and $42,110, respectively, in actual tax benefits upon the exercise of stock awards.

12.	Share repurchases

During the six months ended June 30, 2015, the Company repurchased a total of 1,067 shares of its common stock for $84,113, or an average price of $78.82 per share. The Company has not repurchased any additional shares of its common stock subsequent to June 30, 2015.

On April 14, 2015, the Company’s Board of Directors approved additional share repurchases in the amount of $725,944. These recently approved share repurchases are in addition to the $274,056 remaining under the Company’s Board of Directors’ prior share repurchase approval announced on November 4, 2010. As a result, the Company now has a total of $1,000,000 in outstanding authorizations available for share repurchases. These share repurchase authorizations have no expiration dates. However, the Company is subject to share purchase limitations under the terms of its Senior Secured Credit Facilities and indenture governing its Senior Notes.

13.	Comprehensive income

	For the three months ended				For the six months ended
	June 30, 2015				June 30, 2015
	Interest		Foreign	Accumulated	Interest		Foreign	Accumulated
	rate swap		currency	other	rate swap		currency	other
	and cap	Investment	translation	comprehensive	and cap	Investment	translation	comprehensive
	agreements	securities	adjustments	income (loss)	agreements	securities	adjustments	income (loss)
Beginning balance	$(6,743)	$3,376	$(44,258)	$(47,625)	$(1,795)	$3,151	$(26,373)	$(25,017)
Unrealized (losses) gains	(4,025)	(83)	5,025	917	(13,476)	461	(12,860)	(25,875)
Related income tax benefit (expense)	1,572	(16)	—	1,556	5,263	(178)	—	5,085
	(2,453)	(99)	5,025	2,473	(8,213)	283	(12,860)	(20,790)
Reclassification from accumulated other comprehensive income into net income	1,294	(27)	—	1,267	2,626	(284)	—	2,342
Related income tax (expense) benefit	(505)	11	—	(494)	(1,025)	111	—	(914)
	789	(16)	—	773	1,601	(173)	—	1,428
Ending balance	$(8,407)	$3,261	$(39,233)	$(44,379)	$(8,407)	$3,261	$(39,233)	$(44,379)

	For the three months ended				For the six months ended
	June 30, 2014				June 30, 2014
	Interest		Foreign	Accumulated	Interest		Foreign	Accumulated
	rate swap		currency	other	rate swap		currency	other
	and cap	Investment	translation	comprehensive	and cap	Investment	translation	comprehensive
	agreements	securities	adjustments	income (loss)	agreements	securities	adjustments	income (loss)
Beginning balance	$(1,490)	$3,244	$(3,393)	$(1,639)	$(2,344)	$3,120	$(3,421)	$(2,645)
Unrealized (losses) gains	(8,549)	875	1,939	(5,736)	(12,660)	1,405	1,967	(9,289)
Related income tax benefit (expense)	3,340	(297)	—	3,044	4,946	(496)	—	4,451
	(5,209)	578	1,939	(2,692)	(7,714)	909	1,967	(4,838)
Reclassification from accumulated other comprehensive income into net income	8,201	—	—	8,201	13,714	(340)	—	13,374
Related income tax (expense) benefit	(3,204)	—	—	(3,204)	(5,358)	133	—	(5,225)
	4,997	—	—	4,997	8,356	(207)	—	8,149
Ending balance	$(1,702)	$3,822	$(1,454)	$666	$(1,702)	$3,822	$(1,454)	$666
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

During the first six months of 2015, the Company acquired dialysis businesses and other businesses consisting of one dialysis center located in the U.S., one dialysis center located outside the U.S., three vascular access centers, and other medical businesses for a total of $45,059 in net cash and deferred purchase price obligations totaling $394. The assets and liabilities for all acquisitions were recorded at their estimated fair values at the dates of the acquisitions and are included in the Company’s condensed consolidated financial statements and operating results from the designated effective dates of the acquisitions. Certain income tax amounts are pending final evaluation and quantification of any pre-acquisition tax contingencies. In addition, valuation of medical claims liability and certain other working capital items relating to several of these acquisitions are pending final quantification.

The following table summarizes the assets acquired and liabilities assumed in these transactions and recognized at their acquisition dates at estimated fair values:

Six months ended
June 30, 2015
Current assets	$1,545
Property and equipment	9,740
Amortizable intangible and other long-term assets	2,444
Goodwill	51,075
Long-term deferred income taxes	(750)
Noncontrolling interests assumed	(18,068)
Liabilities assumed	(533)
Aggregate purchase price	$45,453

Amortizable intangible assets acquired during the first six months of 2015 had weighted-average estimated useful lives of four years. The majority of the intangible assets acquired relate to non-compete agreements, and trade names. The weighted-average amortization period for non-compete agreements was six years. The weighted-average amortization period for trade names was three years. The total amount of goodwill deductible for tax purposes associated with these acquisitions was approximately $33,732.

Contingent earn-out obligations

The Company has several contingent earn-out obligations associated with acquisitions that could result in the Company paying the former shareholders of those acquired companies a total of up to $134,321 if certain EBITDA or operating income performance targets or quality margins are met over the next one to three years. As of June 30, 2015, the Company has estimated the fair value of these contingent earn-out obligations to be $34,957.

Contingent earn-out obligations will be remeasured to fair value at each reporting date until the contingencies are resolved with changes in the liability due to the re-measurement recorded in earnings. See Note 16 to the condensed consolidated financial statements for further details. Of the total contingent earn-out obligations of $34,957 recognized at June 30, 2015, a total of $25,728 is included in other liabilities and the remaining $9,229 is included in other long-term liabilities in the Company’s condensed consolidated balance sheet.

The following is a reconciliation of changes in the contingent earn-out obligations for the six months ended June 30, 2015:

Beginning balance, January 1, 2015	$39,129
Remeasurement of fair value for contingent earn-out obligations	(1,834)
Payments on contingent earn-out obligations	(2,338)
$34,957

15.	Variable interest entities

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

The analyses upon which these consolidation determinations rest are complex, involve uncertainties, and require significant judgment on various matters, some of which could be subject to different interpretations. At June 30, 2015, these condensed consolidated financial statements include total assets of VIEs of $627,739 and total liabilities and noncontrolling interests of VIEs to third parties of $327,787.

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

The following table summarizes the Company’s assets, liabilities and temporary equity measured at fair value on a recurring basis as of June 30, 2015:

		Quoted prices in		Significant
		active markets for	Significant other	unobservable
		identical assets	observable inputs	inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Available-for-sale securities	$31,238	$31,238	$—	$—
Interest rate cap agreements	$4,128	$—	$4,128	$—
Interest rate swap agreements	$691	$—	$691	$—
Funds on deposit with third parties	$88,092	$88,092	$—	$—
Liabilities
Contingent earn-out obligations	$34,957	$—	$—	$34,957
Interest rate swap agreements	$1,131	$—	$1,131	—
Temporary equity
Noncontrolling interests subject to put provisions	$863,126	$—	$—	$863,126

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

The estimated fair value measurements of contingent earn-out obligations are primarily based on unobservable inputs including projected EBITDA, estimated probability of achieving gross margins or quality margins of certain medical procedures and the estimated probability of earn-out payments being made using an option pricing technique and a simulation model for expected EBITDA and operating income. In addition, a probability adjusted model was used to estimate the fair value amounts of the quality margins. The estimated fair value of these contingent earn-out obligations will be remeasured as of each reporting date and could fluctuate based upon any significant changes in key assumptions, such as changes in the Company credit risk adjusted rate that is used to discount obligations to present value.

See Note 10 to these condensed consolidated financial statements for a discussion of the Company’s methodology for estimating the fair value of noncontrolling interests subject to put obligations.

Other financial instruments consist primarily of cash, accounts receivable, life insurance contracts, accounts payable, other accrued liabilities and debt. The balances of the non-debt financial instruments are presented in the consolidated financial statements at June 30, 2015 at their approximate fair values due to the short-term nature of their settlements. The carrying balance of the Company’s Senior Secured Credit Facilities totaled $4,415,000 as of June 30, 2015, and the fair value was approximately $4,413,813 based upon quoted market prices. The fair value of the Company’s senior notes was approximately $4,485,000 at June 30, 2015 based upon quoted market prices, as compared to the carrying amount of $4,500,000.

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

As of June 30, 2015, the Company’s ancillary services and strategic initiatives consisted primarily of pharmacy services, disease management services, vascular access services, clinical research programs, physician services, direct primary care and the Company’s international dialysis operations.

The Company’s operating segments have been defined based on the separate financial information that is regularly produced and reviewed by the Company’s chief operating decision maker in making decisions about allocating resources to and assessing the financial results of the Company’s various operating lines of business. The chief operating decision maker for the Company is its Chief Executive Officer.

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

The Company’s operating segment financial information included in this report is prepared on the internal management reporting basis that the chief operating decision maker uses to allocate resources and assess the financial results of the operating segments. For internal management reporting, segment operations include direct segment operating expenses but exclude corporate support costs, which consist primarily of indirect labor, benefits and long-term incentive based compensation of certain departments which provide support to all of the Company’s various operating lines of business. Corporate support costs in 2015 have been reduced by internal management fees received from the Company’s ancillary lines of businesses.

The following is a summary of segment net revenues, segment operating margin (loss), and a reconciliation of segment operating margin to consolidated income before income taxes:

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Segment net revenues:
U.S. dialysis and related lab services
Patient service revenues:
External sources	$2,237,630	$2,096,605	$4,391,924	$4,125,349
Intersegment revenues	13,591	9,084	25,447	16,916
Total dialysis and related lab services revenues	2,251,221	2,105,689	4,417,371	4,142,265
Less: Provision for uncollectible accounts	(101,304)	(84,227)	(198,781)	(165,690)
Net dialysis and related lab services patient service revenues	2,149,917	2,021,462	4,218,590	3,976,575
Other revenues(1)	3,540	3,579	6,724	6,732
Total net dialysis and related lab services revenues	2,153,457	2,025,041	4,225,314	3,983,307
HCP
HCP revenues:
Capitated revenues	848,595	783,182	1,681,067	1,554,724
Net patient service revenues	82,236	58,076	162,446	114,297
Other revenues(2)	35,326	46,029	50,379	58,553
Intersegment capitated and other revenues	185	204	222	357
Total revenues	966,342	887,491	1,894,114	1,727,931
Other—Ancillary services and strategic initiatives
Net patient service revenues	39,052	28,744	74,676	56,143
Capitated revenues	17,595	16,187	35,638	32,210
Other external sources	271,948	224,314	518,510	432,947
Intersegment revenues	5,543	4,474	10,485	9,293
Total ancillary services and strategic initiatives revenues	334,138	273,719	639,309	530,593
Total net segment revenues	3,453,937	3,186,251	6,758,737	6,241,831
Elimination of intersegment revenues	(19,319)	(13,762)	(36,154)	(26,566)
Consolidated net revenues	$3,434,618	$3,172,489	$6,722,583	$6,215,265
Segment operating margin (loss):
U.S. dialysis and related lab services	$437,844	$407,948	$333,355	$794,648
HCP	72,336	82,048	132,630	136,002
Other—Ancillary services and strategic initiatives	(26,207)	(1,920)	(40,035)	(243)
Total segment operating margin	483,973	488,076	425,950	930,407
Reconciliation of segment operating margin to consolidated income before income taxes:
Corporate support costs	(3,425)	(3,781)	(9,558)	(4,887)
Consolidated operating income	480,548	484,295	416,392	925,520
Debt expense	(104,248)	(106,132)	(201,640)	(212,467)
Debt redemption and refinancing charges	(48,072)	(97,548)	(48,072)	(97,548)
Other income	2,311	1,693	1,778	3,391
Consolidated income before income taxes	$330,539	$282,308	$168,458	$618,896

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

Depreciation and amortization expense by segment is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
U.S. dialysis and related lab services	$109,461	$99,163	$214,453	$195,606
HCP	43,088	42,260	86,367	83,997
Ancillary services and strategic initiatives	6,294	4,484	11,812	8,883
	$158,843	$145,907	$312,632	$288,486

Summary of assets by segment is as follows:

	June 30,	December 31,
	2015	2014
Segment assets
U.S. dialysis and related lab services (including equity investments of $28,711 and $28,138, respectively)	$11,837,990	$10,959,096
HCP (including equity investments of $16,752 and $15,393, respectively)	6,347,456	6,285,984
Other—Ancillary services and strategic initiatives (including equity investments of $21,710 and $22,106, respectively)	761,372	697,635
Consolidated assets	$18,946,818	$17,942,715

Expenditures for property and equipment by segment is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
U.S. dialysis and related lab services.	$141,656	$136,660	$247,051	$249,869
HCP	12,951	5,777	17,985	10,279
Ancillary services and strategic initiatives	14,845	9,594	25,837	18,445
	$169,452	$152,031	$290,873	$278,593

18.	Changes in DaVita HealthCare Partners Inc.’s ownership interest in consolidated subsidiaries

The effects of changes in DaVita HealthCare Partners Inc.’s ownership interest on the Company’s equity are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income attributable to DaVita HealthCare Partners Inc.	$170,477	$147,683	$59,860	$330,972
(Decrease) increase in paid-in capital for sales of noncontrolling interests	—	(66)	—	15
(Decrease) increase in paid-in capital for the purchase of noncontrolling interests and adjustments to ownership interest	(8,421)	1,247	(8,421)	1,457
Net transfers to noncontrolling interests	(8,421)	1,181	(8,421)	1,472
Net income attributable to DaVita HealthCare Partners Inc., net of transfers to noncontrolling interests	$162,056	$148,864	$51,439	$332,444

19.	New accounting standards

In July 2015, the FASB issued Accounting Standards Updated (ASU) No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. The amendments in this ASU apply to all inventory with the exception of inventory measured using last-in, first-out or the retail inventory method. This ASU simplifies the measurement of inventory. Under this new standard, inventory should be measured using the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonable predictable costs of completion, disposal and transportation. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016 and should be applied prospectively. Early adoption is permitted. The adoption of this standard will not have a material impact on the Company’s condensed consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendments in this ASU are effective for the Company beginning January 1, 2016. Early adoption is permitted. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The adoption of this standard will not have a material impact on the Company’s condensed consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which amends ASC 350-40, Intangibles-Goodwill and Other-Internal-Use Software. This ASU provides guidance to customers about whether a cloud computing arrangement includes a software license. If an arrangement includes a software license, the accounting for the license will be consistent with licenses of other intangible assets. If the arrangement does not include a license, the arrangement will be accounted for as a service contract. The effective date will be the first quarter of fiscal year 2017 and can be adopted prospectively or retrospectively. The adoption of this standard will not have a material impact on the Company’s condensed consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard as issued is effective for the Company on January 1, 2017. In July 2015, the FASB approved a one-year deferral of the effective date. The final ASU now permits the Company to adopt this standard on January 1, 2018. Early application is permitted as of the initial effective date of January 1, 2017, but not prior to that date. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

Condensed Consolidating Statements of Income

	DaVita		Non-
	HealthCare	Guarantor	Guarantor	Consolidating	Consolidated
For the three months ended June 30, 2015	Partners Inc.	subsidiaries	subsidiaries	adjustments	total
Patient service revenues	$—	$1,663,352	$735,456	$(35,229)	$2,363,579
Less: Provision for uncollectible accounts	—	(70,245)	(35,720)	—	(105,965)
Net patient service revenues	—	1,593,107	699,736	(35,229)	2,257,614
Capitated revenues	—	439,734	426,542	(86)	866,190
Other revenues	189,586	468,821	7,366	(354,959)	310,814
Total net revenues	189,586	2,501,662	1,133,644	(390,274)	3,434,618
Operating expenses	128,643	2,200,706	1,014,995	(390,274)	2,954,070
Operating income	60,943	300,956	118,649	—	480,548
Debt expense, including debt refinancing charges	(150,105)	(85,119)	(11,480)	94,384	(152,320)
Other income	91,000	4,348	1,347	(94,384)	2,311
Income tax expense	(1,667)	133,859	(9,430)	—	122,762
Equity earnings in subsidiaries	166,972	80,646	—	(247,618)	—
Net income	170,477	166,972	117,946	(247,618)	207,777
Less: Net income attributable to noncontrolling interests	—	—	—	(37,300)	(37,300)
Net income attributable to DaVita HealthCare Partners Inc.	$170,477	$166,972	$117,946	$(284,918)	$170,477

	DaVita		Non-
	HealthCare	Guarantor	Guarantor	Consolidating	Consolidated
For the three months ended June 30, 2014	Partners Inc.	subsidiaries	subsidiaries	adjustments	total
Patient service revenues	$—	$1,517,267	$697,325	$(27,343)	$2,187,249
Less: Provision for uncollectible accounts	—	(57,281)	(30,771)	—	(88,052)
Net patient service revenues	—	1,459,986	666,554	(27,343)	2,099,197
Capitated revenues	—	414,366	385,029	(26)	799,369
Other revenues	181,199	424,755	6,699	(338,730)	273,923
Total net revenues	181,199	2,299,107	1,058,282	(366,099)	3,172,489
Operating expenses	122,815	2,033,826	897,652	(366,099)	2,688,194
Operating income	58,384	265,281	160,630	—	484,295
Debt expense	(202,258)	(97,382)	(10,180)	106,140	(203,680)
Other income	99,532	7,379	922	(106,140)	1,693
Income tax expense	(17,958)	111,415	7,430	—	100,887
Equity earnings in subsidiaries	174,067	110,204	—	(284,271)	—
Net income	147,683	174,067	143,942	(284,271)	181,421
Less: Net income attributable to noncontrolling interests	—	—	—	(33,738)	(33,738)
Net income attributable to DaVita HealthCare Partners Inc.	$147,683	$174,067	$143,942	$(318,009)	$147,683

	DaVita		Non-
	HealthCare	Guarantor	Guarantor	Consolidating	Consolidated
For the six months ended June 30, 2015	Partners Inc.	subsidiaries	subsidiaries	adjustments	total
Patient service revenues	$—	$3,245,311	$1,459,299	$(69,216)	$4,635,394
Less: Provision for uncollectible accounts	—	(134,322)	(70,807)	—	(205,129)
Net patient service revenues	—	3,110,989	1,388,492	(69,216)	4,430,265
Capitated revenues	—	887,072	829,666	(33)	1,716,705
Other revenues	357,851	879,849	13,678	(675,765)	575,613
Total net revenues	357,851	4,877,910	2,231,836	(745,014)	6,722,583
Operating expenses	252,412	4,798,659	2,000,134	(745,014)	6,306,191
Operating income	105,439	79,251	231,702	—	416,392
Debt expense, including debt refinancing charges	(245,583)	(170,902)	(20,766)	187,539	(249,712)
Other income	182,023	4,401	2,893	(187,539)	1,778
Income tax expense	15,847	4,624	16,358	—	36,829
Equity earnings in subsidiaries	33,828	125,702	—	(159,530)	—
Net income	59,860	33,828	197,471	(159,530)	131,629
Less: Net income attributable to noncontrolling interests	—	—	—	(71,769)	(71,769)
Net income attributable to DaVita HealthCare Partners Inc.	$59,860	$33,828	$197,471	$(231,299)	$59,860

	DaVita		Non-
	HealthCare	Guarantor	Guarantor	Consolidating	Consolidated
For the six months ended June 30, 2014	Partners Inc.	subsidiaries	subsidiaries	adjustments	total
Patient service revenues	$—	$3,030,545	$1,324,264	$(53,462)	$4,301,347
Less: Provision for uncollectible accounts	—	(107,160)	(64,089)	—	(171,249)
Net patient service revenues	—	2,923,385	1,260,175	(53,462)	4,130,098
Capitated revenues	—	818,913	768,428	(407)	1,586,934
Other revenues	344,242	818,310	11,408	(675,727)	498,233
Total net revenues	344,242	4,560,608	2,040,011	(729,596)	6,215,265
Operating expenses	235,112	4,014,282	1,769,947	(729,596)	5,289,745
Operating income	109,130	546,326	270,064	—	925,520
Debt expense	(307,541)	(188,806)	(19,932)	206,264	(310,015)
Other income (expense)	199,475	8,935	1,245	(206,264)	3,391
Income tax expense	431	215,546	9,761	—	225,738
Equity earnings in subsidiaries	330,339	179,430	—	(509,769)	—
Net income	330,972	330,339	241,616	(509,769)	393,158
Less: Net income attributable to noncontrolling interests	—	—	—	(62,186)	(62,186)
Net income attributable to DaVita HealthCare Partners Inc.	$330,972	$330,339	$241,616	$(571,955)	$330,972

Condensed Consolidating Statements of Comprehensive Income

	DaVita		Non-
	HealthCare	Guarantor	Guarantor	Consolidating	Consolidated
For the three months ended June 30, 2015	Partners Inc.	subsidiaries	subsidiaries	adjustments	total
Net income	$170,477	$166,972	$117,946	$(247,618)	$207,777
Other comprehensive loss	(1,779)	—	5,025	—	3,246
Total comprehensive income	168,698	166,972	122,971	(247,618)	211,023
Less: comprehensive income attributable to the noncontrolling interests	—	—	—	(37,300)	(37,300)
Comprehensive income attributable to DaVita HealthCare Partners Inc.	$168,698	$166,972	$122,971	$(284,918)	$173,723

	DaVita		Non-
	HealthCare	Guarantor	Guarantor	Consolidating	Consolidated
For the three months ended June 30, 2014	Partners Inc.	subsidiaries	subsidiaries	adjustments	total
Net income	$147,683	$174,067	$143,942	$(284,271)	$181,421
Other comprehensive income	366	—	1,939	—	2,305
Total comprehensive income	148,049	174,067	145,881	(284,271)	183,726
Less: comprehensive income attributable to the noncontrolling interests	—	—	—	(33,738)	(33,738)
Comprehensive income attributable to DaVita HealthCare Partners Inc.	$148,049	$174,067	$145,881	$(318,009)	$149,988

	DaVita		Non-
	HealthCare	Guarantor	Guarantor	Consolidating	Consolidated
For the six months ended June 30, 2015	Partners Inc.	subsidiaries	subsidiaries	adjustments	total
Net income	$59,860	$33,828	$197,471	$(159,530)	$131,629
Other comprehensive loss	(6,502)	—	(12,860)	—	(19,362)
Total comprehensive income	53,358	33,828	184,611	(159,530)	112,267
Less: comprehensive income attributable to the noncontrolling interests	—	—	—	(71,769)	(71,769)
Comprehensive income attributable to DaVita HealthCare Partners Inc.	$53,358	$33,828	$184,611	$(231,299)	$40,498

	DaVita		Non-
	HealthCare	Guarantor	Guarantor	Consolidating	Consolidated
For the six months ended June 30, 2014	Partners Inc.	subsidiaries	subsidiaries	adjustments	total
Net income	$330,972	$330,339	$241,616	$(509,769)	$393,158
Other comprehensive income	1,344	—	1,967	—	3,311
Total comprehensive income	332,316	330,339	243,583	(509,769)	396,469
Less: comprehensive income attributable to the noncontrolling interests	—	—	—	(62,186)	(62,186)
Comprehensive income attributable to DaVita HealthCare Partners Inc.	$332,316	$330,339	$243,583	$(571,955)	$334,283

Condensed Consolidating Balance Sheets

	DaVita		Non-
	HealthCare	Guarantor	Guarantor	Consolidating	Consolidated
As of June 30, 2015	Partners Inc.	subsidiaries	subsidiaries	adjustments	total
Cash and cash equivalents	$685,219	$58,195	$190,321	$—	$933,735
Accounts receivable, net	—	995,284	671,685	—	1,666,969
Other current assets	964,057	1,093,115	123,045	—	2,180,217
Total current assets	1,649,276	2,146,594	985,051	—	4,780,921
Property and equipment, net	196,905	1,499,888	867,915	—	2,564,708
Amortizable intangibles, net	89,029	1,732,254	47,149	—	1,868,432
Investments in subsidiaries	8,768,681	1,541,700	—	(10,310,381)	—
Intercompany receivables	3,783,559	—	578,943	(4,362,502)	—
Other long-term assets and investments	61,452	110,611	109,748	—	281,811
Goodwill	—	8,004,695	1,446,251	—	9,450,946
Total assets	$14,548,902	$15,035,742	$4,035,057	$(14,672,883)	$18,946,818
Current liabilities	38,757	1,808,645	486,888	—	2,334,290
Intercompany payables	—	3,110,636	1,251,866	(4,362,502)	—
Long-term debt and other long-term liabilities	8,818,419	1,347,780	236,287	—	10,402,486
Noncontrolling interests subject to put provisions	544,877	—	—	318,249	863,126
Total DaVita HealthCare Partners Inc. shareholders’ equity	5,146,849	8,768,681	1,541,700	(10,310,381)	5,146,849
Noncontrolling interests not subject to put provisions	—	—	518,316	(318,249)	200,067
Total equity	5,146,849	8,768,681	2,060,016	(10,628,630)	5,346,916
Total liabilities and equity	$14,548,902	$15,035,742	$4,035,057	$(14,672,883)	$18,946,818

	DaVita		Non-
	HealthCare	Guarantor	Guarantor	Consolidating	Consolidated
As of December 31, 2014	Partners Inc.	subsidiaries	subsidiaries	adjustments	total
Cash and cash equivalents	$698,876	$77,921	$188,444	$—	$965,241
Accounts receivable, net	—	915,851	609,998	—	1,525,849
Other current assets	362,672	930,093	92,942	—	1,385,707
Total current assets	1,061,548	1,923,865	891,384	—	3,876,797
Property and equipment, net	195,690	1,473,188	800,221	—	2,469,099
Amortizable intangibles, net	85,338	1,811,218	52,942	—	1,949,498
Investments in subsidiaries	8,868,335	1,561,195	—	(10,429,530)	—
Intercompany receivables	3,723,454	—	564,241	(4,287,695)	—
Other long-term assets and investments	70,309	60,385	101,332	—	232,026
Goodwill	—	7,958,221	1,457,074	—	9,415,295
Total assets	$14,004,674	$14,788,072	$3,867,194	$(14,717,225)	$17,942,715
Current liabilities	$180,977	$1,493,243	$414,432	$—	$2,088,652
Intercompany payables	—	3,105,173	1,182,522	(4,287,695)	—
Long-term debt and other long-term liabilities	8,124,863	1,321,321	217,603	—	9,663,787
Noncontrolling interests subject to put provisions	528,321	—	—	301,644	829,965
Total DaVita HealthCare Partners Inc. shareholders’ equity	5,170,513	8,868,335	1,561,195	(10,429,530)	5,170,513
Noncontrolling interests not subject to put provisions	—	—	491,442	(301,644)	189,798
Total equity	5,170,513	8,868,335	2,052,637	(10,731,174)	5,360,311
Total liabilities and equity	$14,004,674	$14,788,072	$3,867,194	$(14,717,225)	$17,942,715

Condensed Consolidating Statements of Cash Flows

	DaVita		Non-
	HealthCare	Guarantor	Guarantor	Consolidating	Consolidated
For the six months ended June 30, 2015	Partners Inc.	subsidiaries	subsidiaries	adjustments	total
Cash flows from operating activities:
Net income	$59,860	$33,828	$197,471	$(159,530)	$131,629
Changes in operating assets and liabilities and non-cash items included in net income	(117,778)	215,135	53,015	159,530	309,902
Net cash (used in) provided by operating activities	(57,918)	248,963	250,486	—	441,531
Cash flows from investing activities:
Additions of property and equipment, net	(21,179)	(147,637)	(122,057)	—	(290,873)
Acquisitions	—	(44,740)	(319)	—	(45,059)
Proceeds from asset and business sales	—	3,415	—	—	3,415
Purchases/proceeds from investment sales and other items	(604,922)	(833)	(9,065)	—	(614,820)
Net cash used in investing activities	(626,101)	(189,795)	(131,441)	—	(947,337)
Cash flows from financing activities:
Long-term debt and related financing costs, net	682,510	(7,922)	(6,596)	—	667,992
Intercompany borrowing	108,911	(60,132)	(48,779)	—	—
Other items	(121,059)	(10,840)	(61,000)	—	(192,899)
Net cash provided by (used in) financing activities	670,362	(78,894)	(116,375)	—	475,093
Effect of exchange rate changes on cash	—	—	(793)	—	(793)
Net increase (decrease) in cash and cash equivalents	(13,657)	(19,726)	1,877	—	(31,506)
Cash and cash equivalents at beginning of period	698,876	77,921	188,444	—	965,241
Cash and cash equivalents at end of period	$685,219	$58,195	$190,321	$—	$933,735

	DaVita		Non-
	HealthCare	Guarantor	Guarantor	Consolidating	Consolidated
For the six months ended June 30, 2014	Partners Inc.	subsidiaries	subsidiaries	adjustments	total
Cash flows from operating activities:
Net income	$330,972	$330,339	$241,616	$(509,769)	$393,158
Changes in operating assets and liabilities and non-cash items included in net income	(191,299)	6,934	(37,064)	509,769	288,340
Net cash provided by operating activities	139,673	337,273	204,552	—	681,498
Cash flows from investing activities:
Additions of property and equipment, net	(25,377)	(123,519)	(129,697)		(278,593)
Acquisitions	—	(97,057)	(1,385)		(98,442)
Proceeds from asset sales	—	215	—		215
Purchases of investments and other items	(58,496)	(5,263)	(2,276)		(66,035)
Net cash used in investing activities	(83,873)	(225,624)	(133,358)	—	(442,855)
Cash flows from financing activities:
Long-term debt and related financing costs, net	353,406	(7,158)	2,188		348,436
Intercompany borrowing	139,052	(113,906)	(25,146)		—
Other items	(69,425)	(4,810)	(37,553)		(111,788)
Net cash provided by (used in) financing activities	423,033	(125,874)	(60,511)	—	236,648
Effect of exchange rate changes on cash			(567)		(567)
Net increase (decrease) in cash and cash equivalents	478,833	(14,225)	10,116		474,724
Cash and cash equivalents at beginning of period	602,188	151,454	192,607		946,249
Cash and cash equivalents at end of period	$1,081,021	$137,229	$202,723	$—	$1,420,973

21.	Supplemental data

The following information is presented as supplemental data as required by the indentures governing the Company’s senior notes.

Condensed Consolidating Statements of Income

				Company and
	Consolidated	Physician	Unrestricted	Restricted
For the six months ended June 30, 2015	Total	Groups	Subsidiaries	Subsidiaries(1)
Patient service operating revenues	$4,635,394	$64,317	$—	$4,571,077
Less: Provision for uncollectible accounts	(205,129)	(2,182)	—	(202,947)
Net patient service operating revenues	4,430,265	62,135	—	4,368,130
Capitated revenues	1,716,705	792,553	—	924,152
Other revenues	575,613	2,665	—	572,948
Total net operating revenues	6,722,583	857,353	—	5,865,230
Operating expenses	6,306,191	836,784	(327)	5,469,734
Operating income	416,392	20,569	327	395,496
Debt expense, including refinancing charges	(249,712)	(4,922)	—	(244,790)
Other (loss) income	1,778	159	—	1,619
Income tax expense	36,829	1,569	131	35,129
Net income	131,629	14,237	196	117,196
Less: Net income attributable to noncontrolling interests	(71,769)	—	—	(71,769)
Net income attributable to DaVita HealthCare Partners Inc.	$59,860	$14,237	$196	$45,427

(1)	After the elimination of the unrestricted subsidiaries and the physician groups

Condensed Consolidating Statements of Comprehensive Income

				Company and
	Consolidated	Physician	Unrestricted	Restricted
For the six months ended June 30, 2015	Total	Groups	Subsidiaries	Subsidiaries(1)
Net income	$131,629	$14,237	$196	$117,196
Other comprehensive loss	(19,362)	—	—	(19,362)
Total comprehensive income	112,267	14,237	196	97,834
Less: comprehensive income attributable to the noncontrolling interests	(71,769)	—	—	(71,769)
Comprehensive income attributable to DaVita HealthCare Partners Inc.	$40,498	$14,237	$196	$26,065

(1)	After the elimination of the unrestricted subsidiaries and the physician groups

Condensed Consolidating Balance Sheets

				Company and
	Consolidated	Physician	Unrestricted	Restricted
As of June 30, 2015	Total	Groups	Subsidiaries	Subsidiaries(1)
Cash and cash equivalents	$933,735	$97,209	$—	$836,526
Accounts receivable, net	1,666,969	290,827	—	1,376,142
Other current assets	2,180,217	13,465	—	2,166,752
Total current assets	4,780,921	401,501	—	4,379,420
Property and equipment, net	2,564,708	2,027	—	2,562,681
Amortizable intangibles, net	1,868,432	6,498	—	1,861,934
Other long-term assets	281,811	71,044	3,137	207,630
Goodwill	9,450,946	15,967	—	9,434,979
Total assets	$18,946,818	$497,037	$3,137	$18,446,644
Current liabilities	$2,334,290	$236,714	$—	$2,097,576
Payables to parent	—	173,682	3,137	(176,819)
Long-term debt and other long-term liabilities	10,402,486	55,492	—	10,346,994
Noncontrolling interests subject to put provisions	863,126	—	—	863,126
Total DaVita HealthCare Partners Inc. shareholders’ equity	5,146,849	31,149	—	5,115,700
Noncontrolling interests not subject to put provisions	200,067	—	—	200,067
Shareholders’ equity	5,346,916	31,149	—	5,315,767
Total liabilities and shareholder’s equity	$18,946,818	$497,037	$3,137	$18,446,644

(1)	After the elimination of the unrestricted subsidiaries and the physician groups

Condensed Consolidating Statements of Cash Flows

				Company and
	Consolidated	Physician	Unrestricted	Restricted
For the six months ended June 30, 2015	Total	Groups	Subsidiaries	Subsidiaries(1)
Cash flows from operating activities:
Net income	$131,629	$14,237	$196	$117,196
Changes in operating and intercompany assets and liabilities and non-cash items included in net income	309,902	(19,648)	(196)	329,746
Net cash provided by (used in) operating activities	441,531	(5,411)	—	446,942
Cash flows from investing activities:
Additions of property and equipment	(290,873)	(24)	—	(290,849)
Acquisitions and divestitures, net	(45,059)	—	—	(45,059)
Proceeds from discontinued operations	3,415	—	—	3,415
Investments and other items	(614,820)	(1,581)	—	(613,239)
Net cash used in investing activities	(947,337)	(1,605)	—	(945,732)
Cash flows from financing activities:
Long-term debt	667,992	—	—	667,992
Intercompany	—	(8,223)	—	8,223
Other items	(192,899)	—	—	(192,899)
Net cash used in by financing activities	475,093	(8,223)	—	483,316
Effect of exchange rate changes on cash	(793)	—	—	(793)
Net increase (decrease) in cash	(31,506)	(15,239)	—	(16,267)
Cash and cash equivalents at beginning of period	965,241	112,448	—	852,793
Cash and cash equivalents at end of period	$933,735	$97,209	$—	$836,526

(1)	After the elimination of the unrestricted subsidiaries and the physician groups

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking statements within the meaning of the federal securities laws. All statements that do not concern historical facts are forward-looking statements and include, among other things, statements about our expectations, beliefs, intentions and/or strategies for the future. These forward-looking statements include statements regarding our future operations, financial condition and prospects, expectations for treatment growth rates, revenue per treatment, expense growth, levels of the provision for uncollectible accounts receivable, operating income, cash flow, operating cash flow, estimated tax rates, capital expenditures, the development of new dialysis centers and dialysis center acquisitions, government and commercial payment rates, revenue estimating risk and the impact of our level of indebtedness on our financial performance, and including earnings per share. These statements involve substantial known and unknown risks and uncertainties that could cause our actual results to differ materially from those described in the forward-looking statements, including but not limited to, risks resulting from the concentration of profits generated by higher-paying commercial payor plans for which there is continued downward pressure on average realized payment rates, and a reduction in the number of patients under such plans, which may result in the loss of revenues or patients, a reduction in government payment rates under the Medicare end stage renal disease (ESRD) program or other government-based programs, the impact of the Center for Medicare and Medicaid Services (CMS) 2015 Medicare Advantage benchmark structure, risks arising from potential federal and/or state legislation that could have an adverse effect on our operations and profitability, changes in pharmaceutical or anemia management practice patterns, payment policies, or pharmaceutical pricing, legal compliance risks, including our continued compliance with complex government regulations, compliance with the provisions of our current corporate integrity agreement and current or potential investigations by various government entities and related government or private-party proceedings, restrictions on our business and operations required by our corporate integrity agreement and other settlement terms, and the financial impact thereof, continued increased competition from large- and medium-sized dialysis providers that compete directly with us, our ability to maintain contracts with physician medical directors, changing affiliation models for physicians, and the emergence of new models of care introduced by the government or private sector that may erode our patient base and reimbursement rates such as accountable care organizations (ACOs), independent practice associations (IPAs) and integrated delivery systems, or to businesses outside of dialysis and HCP’s business, our ability to complete acquisitions, mergers or dispositions that we might be considering or announce, or to integrate and successfully operate any business we may acquire or have acquired, including HCP, or to expand our operations and services to markets outside the U.S., variability of our cash flows, the risk that we might invest material amounts of capital and incur significant costs in connection with the growth and development of our international operations, yet we might not be able to operate them profitably anytime soon, if at all, risks arising from the use of accounting estimates, judgments and interpretations in our financial statements, loss of key HCP employees, potential disruption from the HCP transaction making it more difficult to maintain business and operational relationships with customers, partners, associated physicians and physician groups, hospitals and others, the risk that laws regulating the corporate practice of medicine could restrict the manner in which HCP conducts its business, the risk that the cost of providing services under HCP’s agreements may exceed our compensation, the risk that reductions in reimbursement rates, including Medicare Advantage rates, and future regulations may negatively impact HCP’s business, revenue and profitability, the risk that HCP may not be able to successfully establish a presence in new geographic regions or successfully address competitive threats that could reduce its profitability, the risk that a disruption in HCP’s healthcare provider networks could have an adverse effect on HCP’s business operations and profitability, the risk that reductions in the quality ratings of health maintenance organization plan customers of HCP could have an adverse effect on HCP’s business, or the risk that health plans that acquire health maintenance organizations may not be willing to contract with HCP or may be willing to contract only on less favorable terms, and the other risk factors set forth in Part II, Item 1A. of this Quarterly Report on Form 10-Q. We base our forward-looking statements on information currently available to us, and we undertake no obligation to update or revise any forward-looking statements, whether as a result of changes in underlying factors, new information, future events or otherwise.

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

The following is a summary of our consolidated operating results for the second quarter of 2015 compared with the prior sequential quarter and the same quarter of 2014, as well as the six months ended June 30, 2015 compared to the same period in 2014.

	Three months ended						Six months ended
	June 30,		March 31,		June 30,		June 30,		June 30,
	2015		2015		2014		2015		2014
	(dollar amounts rounded to nearest million)
Net revenues:
Patient service revenues	$2,364		$2,271		$2,187		$4,635		$4,301
Less: Provision for uncollectible accounts	(106)		(99)		(88)		(205)		(171)
Net patient service revenues	2,258		2,172		2,099		4,430		4,130
Capitated revenues	866		851		799		1,717		1,587
Other revenues	311		265		274		576		498
Total consolidated net revenues	3,435	100%	3,288	100%	3,172	100%	6,723	100%	6,215	100%
Operating expenses and charges:
Patient care costs	2,446	71%	2,362	72%	2,247	71%	4,809	71%	4,426	71%
General and administrative	352	10%	342	10%	298	9%	694	10%	582	9%
Depreciation and amortization	159	5%	154	5%	146	5%	313	5%	288	5%
Provision for uncollectible accounts	2	—	2	—	3	—	4	—	6	—
Equity investment income	(5)	—	(3)	—	(6)	—	(8)	—	(13)	—
Settlement charge	—	—	495	15%	—	—	495	7%	—	—
Total operating expenses and charges	2,954	86%	3,352	102%	2,688	85%	6,307	94%	5,289	85%
Operating income (loss)	$481	14%	$(64)	(2%)	$484	15%	$416	6%	$926	15%

The following table summarizes consolidated net revenues for our Kidney Care division and our HCP division:

	Three months ended			Six months ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2015	2015	2014	2015	2014
	(dollar amounts rounded to nearest million)
Net revenues:
Kidney Care:
U.S. dialysis and related lab services patient service revenues	$2,252	$2,166	$2,106	$4,418	$4,142
Less: Provision for uncollectible accounts	(101)	(97)	(84)	(199)	(166)
U.S. dialysis and related lab services net patient service revenues	$2,151	$2,069	$2,022	$4,219	$3,976
Other revenues	3	3	3	7	7
Total net U.S. dialysis and related lab services revenues	2,154	2,072	2,025	4,226	3,983
Other—Ancillary services and strategic initiatives revenues	277	252	229	529	442
Other—Capitated revenues	18	18	16	36	32
Other—Ancillary services and strategic initiatives net patient service revenues (less provision for uncollectible accounts)	39	35	29	74	56
Total net other-ancillary services and strategic initiatives revenues	334	305	274	639	530
Elimination of intersegment and division revenues	(19)	(17)	(14)	(36)	(26)
Total Kidney Care net revenues	2,469	2,360	2,285	4,829	4,487
HCP:
HCP capitated revenues	848	833	783	1,681	1,555
HCP net patient service revenues (less provision for uncollectible accounts)	82	80	58	162	114
Other revenues	36	15	46	51	59
Total net HCP revenues	966	928	887	1,894	1,728
Total consolidated net revenues	$3,435	$3,288	$3,172	$6,723	$6,215

The following table summarizes consolidated operating income (loss) and adjusted consolidated operating income:

	Three months ended			Six months ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2015	2015	2014	2015	2014
	(dollar amounts rounded to nearest million)
Operating income (loss):
Kidney Care:
U.S. dialysis and related lab services	$438	$(104)	$408	$333	$795
Other—Ancillary services and strategic initiatives losses	(26)	(14)	(2)	(40)	—
Corporate support costs	(3)	(6)	(4)	(10)	(5)
Total kidney care operating income	409	(124)	402	283	790
HCP	72	60	82	133	136
Total consolidated operating income (loss)	481	(64)	484	416	926
Reconciliation of non-GAAP measures:
Add:
Settlement charge	—	495	—	495	—
Adjusted consolidated operating income(1)	$481	$431	$484	$911	$926

(1)

For the three months ended March 31, 2015 and the six months ended June 30, 2015 we have excluded $495 million related to a settlement charge in connection with the Vainer private civil suit. This is a non-GAAP measure and is not intended as a substitute for the GAAP equivalent measures. We have presented these adjusted amounts because management believes that this presentation enhances a user’s understanding of our normal consolidated operating income by excluding an unusual item which we do not believe is indicative of our ordinary results of operations. As a result, adjusting for this amount allows for comparison to our normal prior period results. We therefore consider these adjusted consolidated operating income amounts meaningful and comparable to our prior period results.

Consolidated net revenues

Consolidated net revenues for the second quarter of 2015 increased by approximately $147 million, or approximately 4.5%, as compared to the first quarter of 2015. The increase in consolidated net revenues was primarily due to an increase of approximately $82 million associated with the U.S. dialysis and related lab services’ net revenues, principally due to non-acquired treatment growth in existing centers, approximately one additional treatment day in the second quarter of 2015 as compared to the first quarter of 2015 and an increase in our average dialysis revenue per treatment of approximately $2. The increase in our average dialysis revenue per treatment is due to an increase in some of our commercial payment rates and improvements in our commercial payor mix. Consolidated net revenues also benefited from an increase in HCP’s net operating revenues of approximately $38 million. The increase in HCP net operating revenues was due to an increase in non-acquired growth in senior capitated members, the timing of revenue associated with HCP’s annual premium reconciliation of senior capitated members and from the recognition of additional revenues related to the maintenance of existing physician networks, partially offset by the recognition of non-recurring commercial revenue adjustments in the first quarter of 2015. The increase in consolidated net revenues was also due to an increase of approximately $29 million associated with our ancillary services and strategic initiatives revenues primarily from growth in our pharmacy revenues.

Consolidated net revenues for the second quarter of 2015 increased by approximately $263 million, or approximately 8.3%, as compared to the second quarter of 2014. The increase in consolidated net revenues was mostly due to an increase of $129 million in the U.S. dialysis and related lab services’ net revenues, primarily as a result of volume growth from acquired and non-acquired treatment growth in existing and new centers and an increase in our average dialysis revenue per treatment of approximately $8, driven by improvements in our commercial payor mix and an increase in some of our commercial payment rates. The increase in consolidated net revenues was also due to an increase in HCP net revenues of $79 million primarily due to an increase in the number of senior capitated members from acquisitions and non-acquired growth and an increase in Medicaid members due to Medicaid expansion, partially offset by a decline in the number of commercial members to whom HCP provides health care services and a decrease in senior revenues due to the planned non-renewal of some plans due to unfavorable economics in certain markets. In addition, the increase in consolidated net revenues was also due to an increase of approximately $60 million in our ancillary services and strategic initiatives, mainly from growth in our pharmacy services and international operations.

Consolidated net revenues for the six months ended June 30, 2015 increased by approximately $508 million, or approximately 8.2%, as compared to the same period in 2014. The increase in consolidated net revenues was primarily due to an increase of approximately $243 million associated with the U.S. dialysis and related lab services’ net revenues, principally due to volume growth from acquired and non-acquired treatment growth in existing and new centers and an increase in our average dialysis revenue per treatment of approximately $7, driven by improvements in our commercial payor mix and an increase in some of our commercial payment rates. The increase in consolidated net revenues also benefited from an increase in HCP’s net operating revenues of approximately $166 million. The increase in HCP net operating revenues was primarily attributable to an increase in fee-for-service revenues from acquisitions, in addition to the factors discussed above in the second quarter of 2015 as compared to the second quarter of 2014. The increase in consolidated net revenues was also due to an increase of approximately $109 million associated with our ancillary services and strategic initiatives revenues primarily from growth in our pharmacy services and international operations.

Consolidated operating income

Consolidated operating income for the second quarter of 2015 increased by approximately $545 million as compared to the first quarter of 2015, including a settlement charge of $495 million recorded in the first quarter of 2015. Excluding this item from the first quarter of 2015, adjusted operating income would have increased by $50 million. The increase in the adjusted consolidated operating income was primarily due to an increase in U.S. dialysis and related lab services’ net revenues impacted by volume growth in the number of dialysis treatments from non-acquired growth and approximately one additional treatment day. Adjusted consolidated operating income also increased due to an increase in our average dialysis revenue per treatment of $2, primarily due to an increase in our average commercial payment rates and improvement in our commercial payor mix. Adjusted consolidated operating income was also positively impacted by lower payroll taxes, improved productivity and improvements in operating results of HCP due to an increase in revenues, as discussed above, partially offset by an increase in HCP’s medical claims expense as a result of three additional business days resulting in higher utilization. Adjusted consolidated operating income was negatively impacted by increases in travel costs due to management meetings, pharmaceutical costs and an increase in the amount of losses recognized in our other ancillary services and strategic initiatives businesses, as discussed below.

Consolidated operating income for the second quarter of 2015 decreased by approximately $3 million as compared to the second quarter of 2014. Consolidated operating income decreased primarily due to an increase in pharmaceutical costs, increased losses recognized in our other ancillary services and strategic initiatives businesses, as discussed below, an increase in HCP’s medical claims expense due to higher utilization, as well as increases in professional fees, dialysis provision for uncollectible accounts, long-term incentive compensation costs, and labor and benefit costs and related payroll taxes. These decreases were partially offset by volume growth in the number of dialysis treatments from non-acquired growth and acquisitions, improved productivity, an increase in our average dialysis revenue per treatment of approximately $8 primarily due to an increase in our average commercial payment rates and improvements in our commercial payor mix, an increase in HCP’s senior capitated members from acquisitions and non-acquired growth, and an increase in HCP’s Medicaid members due to Medicaid expansion.

Consolidated operating income for the six months ended June 30, 2015, decreased by approximately $510 million as compared to the same period in 2014, including a settlement charge of $495 million recorded in the first quarter of 2015. Excluding this item from the first quarter of 2015, adjusted consolidated operating income would have decreased by $15 million. The decrease in the adjusted consolidated operating income was primarily due to an increase in the amount of losses recognized in our other ancillary services and strategic initiatives businesses, higher labor costs and related payroll taxes, an increase in long-term incentive compensation costs, as well as increases in pharmaceutical costs, professional fees, our dialysis provision for uncollectible accounts and HCP’s medical claims expense due to higher utilization. Adjusted consolidated operating income was positively impacted by improvements in productivity and an increase in U.S. dialysis and related lab services’ net revenues due to volume growth in the number of dialysis treatments from non-acquired growth, an increase in our average dialysis revenue per treatment of approximately $7 due to an increase in our average commercial payment rates and improvements in our commercial payor mix. Adjusted consolidated operating income was also positively impacted by an increase in senior capitated members in HCP due to non-acquired growth and acquisitions and an increase in Medicaid members due to Medicaid expansion.

U.S. dialysis and related lab services business

Results of operations

	Three months ended			Six months ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2015	2015	2014	2015	2014
	(dollar amounts rounded to nearest million, except per treatment data)
Net revenues:
Dialysis and related lab services patient service revenues	$2,252	$2,166	$2,106	$4,418	$4,142
Less: Provision for uncollectible accounts	(101)	(97)	(84)	(199)	(166)
Dialysis and related lab services net patient service revenues	$2,151	$2,069	$2,022	$4,219	$3,976
Other revenues	3	3	3	7	7
Total net dialysis and related lab services revenues	$2,154	$2,072	$2,025	$4,226	$3,983
Operating expenses and charges:
Patient care costs	1,436	1,396	1,358	2,833	2,680
General and administrative	174	183	164	358	319
Depreciation and amortization	110	105	99	215	196
Settlement charge	—	495	—	495	—
Equity investment income	(4)	(3)	(4)	(8)	(7)
Total operating expenses and charges	1,716	2,176	1,617	3,893	3,188
Operating income (loss)	$438	$(104)	$408	$333	$795
Dialysis treatments	6,463,058	6,262,635	6,196,394	12,725,693	12,172,021
Average dialysis treatments per treatment day	82,860	81,758	79,441	82,314	78,834
Average dialysis and related lab services revenue per treatment	$348	$346	$340	$347	$340

Net revenues

Dialysis and related lab services’ net revenues for the second quarter of 2015 increased by approximately $82 million, or approximately 4.0%, as compared to the first quarter of 2015. The increase in dialysis and related lab services’ net revenues was due to an increase in the number of treatments as a result of an increase in the number of treatments attributable to non-acquired growth, one additional treatment day in the second quarter of 2015 as compared to the first quarter of 2015 and an increase in our average dialysis revenue per treatment of approximately $2. The increase in our average dialysis revenue per treatment was primarily due to improvements in our commercial payor mix and an increase in our average commercial payment rates.

Dialysis and related lab services’ net revenues for the second quarter of 2015 increased by approximately $129 million, or approximately 6.4%, as compared to the second quarter of 2014. The increase in net revenues was principally due to volume growth from additional treatments and an increase in our average dialysis revenue per treatment of approximately $8. The increase in the number of treatments was primarily attributable to acquired and non-acquired treatment growth. The increase in our average dialysis revenue per treatment was primarily due to an increase of our average commercial payment rates and improvements in our commercial payor mix. Dialysis and related services net revenues were negatively impacted by an increase in our provision for uncollectible accounts.

Dialysis and related lab services’ net revenues for the six months ended June 30, 2015 increased by approximately $243 million, or approximately 6.1%, as compared to the same period in 2014. The increase in dialysis and related lab services’ net revenues was due to volume growth from additional treatments and an increase in our average dialysis revenue per treatment of approximately $7. The increase in our average dialysis revenue per treatment was due to improvements in our commercial payor mix and an increase in our average commercial payments rates. Dialysis and related lab services’ net revenues were negatively impacted by an increase in our dialysis provision for uncollectible accounts.

Provision for uncollectible accounts. The provision for uncollectible accounts receivable for dialysis and related lab services was 4.5% for the second quarter and first quarter of 2015, and 4.0% for the second quarter of 2014. We continue to experience higher amounts of non-covered Medicare write-offs due to non-covered Medicare copays. We assess our level of the provision for uncollectible accounts based upon our historical cash collection experience and trends, and have and will continue to adjust the provision as necessary as a result of changes in our cash collections.

Operating expenses and charges

Patient care costs. Dialysis and related lab services’ patient care costs of approximately $222 per treatment for the second quarter of 2015 decreased by approximately $1 per treatment as compared to the first quarter of 2015. The decrease in patient care costs per treatment was primarily due to a decrease in payroll taxes and insurance costs, as well as improved productivity, partially offset by increases in travel expenses related to management meetings and pharmaceutical costs.

Dialysis and related lab services’ patient care costs per treatment for the second quarter of 2015 increased by approximately $3 per treatment as compared to the second quarter of 2014. The increase was primarily attributable to an increase in benefit costs, pharmaceutical costs, professional fees for legal and compliance matters, occupancy costs and other direct operating expenses associated with our dialysis centers, partially offset by improved productivity and lower insurance costs and payroll taxes.

Dialysis and related lab services’ patient care costs per treatment for the six months ended June 30, 2015 increased by approximately $2 per treatment as compared to the same period in 2014. The increase was primarily attributable to an increase in labor costs and benefit costs, pharmaceutical costs, professional fees for legal and compliance matters, occupancy costs and other direct operating expenses associated with our dialysis centers, partially offset by improved productivity and lower insurance costs.

General and administrative expenses. Dialysis and related lab services’ general and administrative expenses of approximately $174 million in the second quarter of 2015 decreased by approximately $9 million as compared to the first quarter of 2015. The decrease in general and administrative expenses was primarily due to a decrease in professional fees, lower payroll taxes and benefit costs, partially offset by increases in travel expenses related to management meetings and an increase in long-term incentive compensation costs.

Dialysis and related lab services’ general and administrative expenses for the second quarter of 2015 increased by approximately $10 million as compared to the second quarter of 2014. The increase was primarily due to increases in labor costs, long-term incentive compensation costs and professional fees.

Dialysis and related lab services’ general and administrative expenses for the six months ended June 30, 2015 increased by approximately $39 million as compared to the same period in 2014. The increase was primarily due to higher labor costs and long-term incentive compensation costs, as well as an increase in professional fees.

Depreciation and amortization. Depreciation and amortization for dialysis and related lab services was approximately $110 million for the second quarter of 2015, $105 million for the first quarter of 2015, and $99 million for the second quarter of 2014. The increases in depreciation and amortization in the second quarter of 2015, as compared to the first quarter of 2015 and the second quarter of 2014 was primarily due to growth in newly developed centers and from acquired centers.

Settlement charge. In June 2015, we finalized the terms of the settlement agreement with plaintiffs regarding the Vainer private civil suit, which includes a settlement amount of $450 million, and attorney fees and other costs of $45 million. A majority of these costs were paid in June 2015.

Corporate Integrity Agreement. In connection with the resolution of the 2010 and 2011 U.S. Attorney physician relationship investigation matter, we have entered into a five-year corporate integrity agreement (the Corporate Integrity Agreement) with the OIG. The Corporate Integrity Agreement requires that we maintain certain elements of our compliance programs and imposes certain expanded compliance-related requirements during the term of the Corporate Integrity Agreement, including the appointment of a compliance monitor and contains certain business restrictions related to a subset of our joint venture arrangement, including our agreeing to (1) unwind 11 joint venture transactions that were created through partial divestitures to, or partial acquisitions from, nephrologists and that cover 26 of our then either wholly- or majority-owned 2,119 clinics; (2) not enter into certain types of partial divestiture joint venture transactions with nephrologists during the term of the Corporate Integrity Agreement; and (3) non-enforcement of certain patient-related non-solicitation restrictions; and (4) certain other restrictions. The OIG recently notified us that it considers us to be in breach of the CIA because of three implementation deficiencies. We remediated the deficiencies and have paid certain stipulated penalties.

Equity investment income. Equity investment income for dialysis and related lab services was approximately $4 million for the second quarter of 2015, as compared to $3 million for the first quarter of 2015 and $4 million for the second quarter of 2014. The increase in equity investment income in the second quarter of 2015 as compared to the first quarter of 2015 was primarily due to the recognition of additional revenue that occurred in the second quarter of 2015. Equity investment income was flat in the second quarter of 2015 as compared to the second quarter of 2014.

Accounts receivable

Our dialysis and related lab services’ accounts receivable balances, net of the provision for uncollectible accounts, at June 30, 2015 and March 31, 2015 were $1,227 million and $1,261 million, respectively, which represented approximately 53 days and 56 days, respectively. The decrease in day sales outstanding (DSO) in the second quarter of 2015 was primarily due to an increase in Medicare cash collections. Our DSO calculation is based on the current quarter’s average revenues per day. There were no significant changes during the second quarter of 2015 from the first quarter of 2015 in the amount of unreserved accounts receivable over one year old or the amounts pending approval from third-party payors.

Segment operating income

Dialysis and related lab services’ operating income for the second quarter of 2015 increased by approximately $542 million as compared to the first quarter of 2015, including a $495 million settlement charge recorded in the first quarter of 2015. Excluding this item from the first quarter of 2015, adjusted operating income would have increased by $47 million. The increase in adjusted operating income was primarily due to non-acquired treatment growth in existing centers, approximately one additional treatment day in the second quarter of 2015 as compared to the first quarter of 2015 and an increase in our average dialysis revenue per treatment of approximately $2, as discussed above.  Adjusted operating income was positively impacted by improved productivity, lower payroll taxes, and a decrease in general and administrative costs, which was partially offset by increases in pharmaceutical costs and travel costs due to management meetings.

Dialysis and related lab services’ operating income for the second quarter of 2015 increased by approximately $30 million as compared to the second quarter of 2014. Operating income increased primarily attributable to volume growth in revenues from additional treatments as a result of non-acquired treatment growth and growth through acquisitions, improved productivity and an increase in our average dialysis revenue per treatment of approximately $8, as discussed above, and a decrease in insurance costs.  Dialysis and related lab services’ operating income was negatively impacted by increases in labor and benefit costs, long-term incentive compensation costs, pharmaceutical costs, our provision for uncollectible accounts and professional fees for legal and compliance matters.

Dialysis and related lab services’ operating income for the six months ended June 30, 2015 decreased by approximately $462 million as compared to the same period in 2014, including a $495 million settlement charge recorded in the first quarter of 2015. Excluding this item from the six months ended June 30, 2015, adjusted operating income would have increased by $33 million. The increase in adjusted operating income was primarily due to an increase in our average dialysis revenue per treatment of $7, as discussed above, and a decrease in insurance costs. Dialysis and related lab services adjusted operating income was negatively impacted by an increase in labor and benefit costs, as well as, an increase long-term incentive compensation costs, higher pharmaceutical costs, an increase in the provision for uncollectible accounts and an increase in professional fees for legal and compliance matters.

HCP business

Results of operations

	Three months ended						Six months ended
	June 30,		March 31,		June 30,		June 30,		June 30,
	2015		2015		2014		2015		2014
	(dollar amounts rounded to nearest millions)
Net revenues:
HCP capitated revenue	$848	88%	$833	90%	$783	88%	$1,681	89%	$1,555	90%
Patient service revenue	86		81		62		168		119
Less: Provision for uncollectible accounts	(4)		(1)		(4)		(6)		(5)
Net patient service revenue	82	8%	80	9%	58	7%	162	9%	114	7%
Other revenues	36	4%	15	1%	46	5%	51	3%	59	3%
Total net revenues	$966	100%	$928	100%	$887	100%	$1,894	100%	$1,728	100%
Operating expenses:
Patient care costs	$750	78%	$733	79%	$688	78%	$1,482	78%	$1,360	78%
General and administrative expense	102	11%	92	10%	77	9%	194	10%	155	9%
Depreciation and amortization	43	4%	43	5%	42	5%	86	5%	84	5%
Equity investment income	(1)	—	—	—	(2)	—	(1)	—	(7)	—
Total expenses	894	93%	868	94%	805	91%	1,761	93%	1,592	92%
Operating income	$72	7%	$60	6%	$82	9%	$133	7%	$136	8%

Capitated membership information

The following table provides (i) the total number of capitated members to whom HCP provided healthcare services as of June 30, 2015, March 31, 2015 and June 30, 2014 and (ii) the aggregate member months for the three and six months ended June 30, 2015 and June 30, 2014, and three months ended March 31, 2015. Member months represent the aggregate number of months of healthcare services HCP has provided to capitated members during a period of time:

	Members at			Members months for
				Three months ended			Six months ended
	June 30,	March 31,	June 30,	June 30,	March 31,	June 30,	June 30,	June 30,
	2015	2015	2014	2015	2015	2014	2015	2014
HCP total capitated membership	826,500	830,400	820,400	2,472,400	2,482,500	2,430,300	4,954,800	4,782,300

In addition to the members above, HCP provided healthcare services to members of Magan Medical Group and Tandigm Health, unconsolidated joint ventures that are accounted for as equity investments. The Magan Medical Group joint venture provided healthcare services for approximately 44,600 members as of June 30, 2015 and for approximately 132,300 member months for the quarter ended June 30, 2015. The Tandigm Health joint venture provided health care services for approximately 90,200 members as of June 30, 2015 and for approximately 271,200 member months for the quarter ended June 30, 2015.

Members and member months for the second quarter of 2015 decreased from the first quarter of 2015 primarily due to a planned reduction in Medicaid members, partially offset by an increase in senior members due to non-acquired growth.

Members and member months for the second quarter of 2015 increased from the second quarter of 2014 primarily due to increased senior members resulting from new acquisitions and non-acquired growth and an increase in Medicaid members due to Medicaid expansion, partially offset by a decline in commercial members as employers shift to less expensive options for medical services for their employees and the planned non-renewal of some plans due to unfavorable economics in certain markets.

Member months for the six months ended June 30, 2015 increased as compared to the same period in 2014 primarily due to the same factors as described above for second quarter 2015 compared to second quarter 2014.

Revenues

The following table provides HCP’s revenue by source:

	Three months ended						Six months ended
	June 30,		March 31,		June 30,		June 30,		June 30,
	2015		2015		2014		2015		2014
	(dollars rounded to nearest millions)
HCP revenues:
Commercial revenues	$177	18%	$185	20%	$177	20%	$362	19%	$363	21%
Senior revenues	623	64%	602	65%	576	65%	1,225	65%	1,141	66%
Medicaid revenues	48	5%	46	5%	30	3%	94	5%	51	3%
Total capitated revenues	$848	88%	$833	90%	$783	88%	$1,681	89%	$1,555	90%
Patient service revenue, net of provision for uncollectible accounts	82	8%	80	9%	58	7%	162	9%	114	7%
Other revenues	36	4%	15	1%	46	5%	51	3%	59	3%
Total net revenues	$966	100%	$928	100%	$887	100%	$1,894	100%	$1,728	100%

Net revenues

HCP’s net revenue for the second quarter of 2015 increased by $38 million, or approximately 4.1%, as compared to the first quarter of 2015. The increase in revenue was primarily attributable to an increase in senior capitated members due to non-acquired growth, the timing of revenue associated with HCP’s annual premium reconciliation of senior capitated members and from the recognition of additional revenues related to the maintenance of existing physician networks, partially offset by the recognition of non-recurring commercial revenue adjustments in the first quarter of 2015.

HCP’s net revenue for the second quarter of 2015 increased by $79 million, or approximately 8.9%, as compared to the second quarter of 2014. The increase in revenue was primarily attributable to an increase in the number of senior capitated members from acquisitions and non-acquired growth and an increase in Medicaid members due to Medicaid expansion, partially offset by a decline in the number of commercial members to whom HCP provides health care services and a decrease in senior revenues due to the planned non-renewal of some plans due to unfavorable economics in certain markets.

HCP’s net revenue for the six months ended June 30, 2015 increased by $166 million, or approximately 9.6%, as compared to the same period in 2014. The increase in revenue was primarily attributable to an increase in fee-for-service revenue from acquisitions in addition to the factors described above in the second quarter of 2015 as compared to the second quarter of 2014.

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

Operating expenses

HCP’s patient care costs of approximately $750 million for the second quarter of 2015 increased by approximately $17 million, or approximately 2.3%, as compared to the first quarter of 2015. The increase in costs was primarily attributable to increased medical costs from higher utilization and three additional business days in the quarter.

HCP’s patient care costs for the second quarter of 2015 increased by approximately $62 million, or approximately 9.0%, as compared to the second quarter of 2014. The increase was primarily attributable to an increase in senior and Medicaid members from acquisitions, non-acquired growth and Medicaid expansion, partially offset by the decrease in commercial members to whom HCP provides health care services and a decrease in costs due to the planned non-renewal of some plans due to unfavorable economics in certain markets.

HCP’s patient care costs of approximately $1,482 million for the six months ended June 30, 2015 increased by approximately $122 million, or approximately 9.0%, as compared to the same period in 2014. The increase was primarily attributable to the same factors as described above in the second quarter of 2015 as compared to the second quarter of 2014.

General and administrative expenses. HCP’s general and administrative expenses of approximately $102 million for the second quarter of 2015, increased by approximately $10 million or approximately 10.9%, as compared to the first quarter of 2015. The increase in general and administrative expenses was primarily attributable to an increase in corporate costs due to growth and an increase in costs due to three additional business days in the quarter.

HCP’s general and administrative expenses increased by approximately $25 million, or approximately 32.5%, as compared to the second quarter of 2014. The increase in general and administrative expenses was primarily attributable to an increase in corporate support expenses related to growth initiatives.

HCP’s general and administrative expenses for the six months ended June 30, 2015 increased by approximately $39 million or approximately 25.2%, as compared to the same period in 2014. The increase in general and administrative expenses was primarily attributable to an increase in corporate support expenses related to growth initiatives.

Depreciation and amortization.  HCP’s depreciation and amortization of approximately $43 million for the second quarter of 2015 was flat as compared to the first quarter of 2015.

HCP’s depreciation and amortization for the second quarter of 2015 increased by approximately $1 million, as compared to the second quarter of 2014, primarily attributable to depreciation and amortization of acquired assets associated with acquisitions.

HCP’s depreciation and amortization of approximately $86 million for the six months ended June 30, 2015 increased by approximately $2 million, as compared to the same period in 2014, primarily attributable to depreciation and amortization of acquired assets associated with acquisitions.

Segment operating income

HCP’s operating income for the second quarter of 2015 increased by approximately $12 million, or 20%, as compared to the first quarter of 2015. The increase was primarily attributable to an increase in senior capitated members due to non-acquired growth, the timing of revenue associated with HCP’s annual premium reconciliation of senior capitated members and from the recognition of additional revenues related to the maintenance of existing physician networks. These increases were partially offset by three additional business days in the second quarter and increased medical costs due to higher utilization.

HCP’s operating income for the second quarter of 2015 decreased by approximately $10 million, or 12.2%, as compared to the second quarter of 2014. The decrease was primarily attributable to an increase in medical costs due to higher utilization, a decrease in commercial members and an increase in corporate support costs associated with growth initiatives. These decreases were partially offset by an increase in senior capitated members due to non-acquired growth and acquisitions and an increase in Medicaid members due to Medicaid expansion.

HCP’s operating income for the six months ended June 30, 2015 decreased by approximately $3 million, or 2.2%, as compared to the same period in 2014. The decrease was primarily attributable to the same factors as described above in the second quarter of 2015 as compared to the second quarter of 2014.

Other—Ancillary services and strategic initiatives business

Our other operations include ancillary services and strategic initiatives which are primarily aligned with our core business of providing dialysis services to our network of patients. As of June 30, 2015, these consisted primarily of pharmacy services, disease management services, vascular access services, clinical research programs, physician services, direct primary care and our international dialysis operations. The ancillary services and strategic initiatives generated approximately $334 million of net revenues in the second quarter of 2015, representing approximately 9.7% of our consolidated net revenues. We currently expect to continue to invest in our ancillary services and strategic initiatives, including our continued expansion into certain international markets as we work to develop successful new business operations in the U.S. as well as outside the U.S. However, any significant change in market conditions, business performance or the regulatory environment may impact the economic viability of any of these strategic initiatives. Any unfavorable changes in these strategic initiatives could result in a write-off or an impairment of some or all of our investments, including goodwill and could also result in significant termination costs if we were to exit a certain line of business or one or more of our international markets.

As of June 30, 2015, we provided dialysis and administrative services to a total of 96 outpatient dialysis centers located in ten countries outside of the U.S. The total net revenues generated from our international operations are provided below.

The following table reflects the results of operations for the ancillary services and strategic initiatives:

	Three months ended			Six months ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2015	2015	2014	2015	2014
	(dollar amounts rounded to nearest millions)
U.S. revenues
Net patient service revenues	$6	$5	$5	$11	$9
Other revenues	276	250	227	526	439
Capitated revenues	18	18	16	36	32
Total	300	273	248	573	480
International revenues
Net patient service revenues	33	30	24	63	47
Other revenues	1	2	2	3	3
Total	34	32	26	66	50
Total net revenues	$334	$305	$274	$639	$530
Total operating (loss) income	$(26)	$(14)	$(2)	$(40)	$—

Net revenues

The ancillary services and strategic initiatives net revenues for the second quarter of 2015 increased by approximately $29 million, or 9.5%, as compared to the first quarter of 2015. The increase was primarily related to an increase in our pharmacy services volume as a result of more shipping days in the second quarter of 2015 as compared to the first quarter of 2015 and an increase in pharmaceutical rates associated with our pharmacy business. These increases were partially offset by an increase in the pharmacy’s revenue adjustment reserves.

The ancillary services and strategic initiatives net revenues for the second quarter of 2015 increased by approximately $60 million, or 21.9%, as compared to the second quarter of 2014. The increase was primarily from an increase in pharmaceutical rates associated with our pharmacy business, and an increase in net revenues from our international operations due to acquisitions and opening of our Middle East locations. These increases were partially offset by an increase in the pharmacy’s revenue adjustment reserves.

The ancillary services and strategic initiatives net revenues for the six months ended June 30, 2015 increased by approximately $109 million, or 20.6%, as compared to the same period in 2014. The increase was primarily from an increase in pharmaceutical rates and an increase in net revenues from our international operations, primarily due to acquisitions and the opening of our Middle East locations. These increases were partially offset by an increase in the pharmacy’s revenue adjustment reserves.

Operating expenses

Ancillary services and strategic initiatives operating expenses for the second quarter of 2015 of $360 million increased by approximately $41 million, or 13.0%, as compared to the first quarter of 2015. The increase in operating expenses was primarily due to an increase in drug prescription dispensing volume and costs in our pharmacy business, an increase in expenses associated with our international dialysis expansion and an increase in general and administrative costs associated with higher labor costs, long-term incentive compensation costs and professional fees.

Ancillary services and strategic initiatives operating expenses for the second quarter of 2015 increased by approximately $84 million, or 30.7%, as compared to the second quarter of 2014. The increase in operating expenses was primarily due to an increase in costs related to our pharmacy business, additional expenses associated with our international dialysis expansion, costs associated with the right to use newly-developed intellectual property and an increase in general and administrative expenses associated with labor costs, professional fees and corporate support costs.

Ancillary services and strategic initiatives operating expenses for the six months ended June 30, 2015 of $679 million increased by approximately $149 million, or 28.0%, as compared to the same period in 2014. The increase in operating expenses was primarily due to an increase in costs in our pharmacy business, an increase in expenses associated with our international dialysis expansion, costs associated with the right to use newly-developed intellectual property and an increase in general and administrative costs associated with labor and benefits, long-term incentive compensation costs, professional fees and corporate support costs.

Segment operating losses

Ancillary services and strategic initiatives operating losses for the second quarter of 2015 increased by approximately $12 million from the first quarter of 2015. The increase in operating losses was primarily due to an increase in drug prescription costs associated with our pharmacy business, an increase in our pharmacy’s revenue adjustment reserves, an increase in expenses associated with international dialysis operations and expansion which includes a charge for a write-down of certain assets, and an increase in general and administrative costs associated with labor and long-term incentive compensation costs. These increases were partially offset by an increase in net revenue in our pharmacy business, primarily from additional volume and increases in pharmaceutical rates.

Ancillary services and strategic initiatives operating losses for the second quarter of 2015 increased by approximately $24 million from the second quarter of 2014. The increase in operating losses was primarily due to an increase in drug prescription costs associated with our pharmacy business, an increase in our pharmacy’s revenue adjustment reserves, increases in expenses related to our international operations and expansion which includes a charge for a write-down of certain assets, costs associated with the right to use newly-developed intellectual property, and an increase in general and administrative costs associated with labor, long-term incentive compensation costs, and corporate level services. These increases were partially offset by an increase in net revenue in our pharmacy business, primarily from increases in pharmaceutical rates.

Ancillary services and strategic initiatives operating losses for the six months ended June 30, 2015 increased by approximately $40 million from the same period in 2014. The increase in operating losses was primarily due to an increase in drug prescription costs associated with our pharmacy business, an increase in our pharmacy’s revenue adjustment reserves, and increases in expenses related to our international operations and expansion which includes a charge for a write-down of certain assets, costs associated with the right to use newly developed intellectual property and an increase in general and administrative costs associated with labor, long-term incentive compensation costs, and corporate level services. These increases were partially offset by an increase in net revenue in our pharmacy business, primarily from increases in pharmaceutical rates.

Corporate-level charges

Debt expense. Debt expense was $104 million in the second quarter of 2015 representing an increase of approximately $7 million as compared to the first quarter of 2015 and a decrease of $2 million as compared to the second quarter of 2014. The increase in debt expense in the second quarter of 2015 as compared to the first quarter of 2015 was primarily due to the issuance of our 5.0% Senior Notes due 2025 (the 5% Senior Notes) that were entered into in April 2015 which increased the weighted average outstanding principal balances, partially offset by lower weighted average interest rates and lower amortization of our deferred financing costs. The decrease in debt expense in the second quarter of 2015 as compared to the second quarter of 2014 was primarily related to lower weighted average interest rates.

For the six months ended June 30, 2015, debt expense of $202 million decreased by approximately $10 million as compared to the same period in 2014, primarily related to our entry into a new credit agreement and the issuance of our 5 ⅛% Senior Notes in June 2014, and the issuance of our 5.0% Senior Notes in April 2015 which contain lower weighted average interest rates, and lower amortization of deferred financing costs, partially offset by an increase in the weighted average outstanding principal balances.

Our overall weighted average effective interest rate for the second quarter of 2015 was 4.42% compared to 4.48% for the first quarter of 2015 and 4.85% for the second quarter of 2014.

Corporate support costs. Corporate support costs consist primarily of labor, benefits and long-term incentive compensation costs for departments which provide support to all of our various operating lines of business. Corporate support costs were approximately $3 million in the second quarter of 2015, $6 million in the first quarter of 2015 and $4 million in second quarter of 2014. These expenses are included in our consolidated general and administrative expenses. The decrease in corporate support costs in the second quarter of 2015 as compared to the first quarter of 2015 was primarily from an increase in internal management fees paid by our ancillary lines of businesses related to the licensing and the right to use newly-developed intellectual property and other corporate support services. The corporate support costs in the second quarter of 2015 were relatively flat as compared to the second quarter of 2014.

Corporate support costs were approximately $10 million in the six months ended June 30, 2015 as compared to $5 million in the same period in 2014. The increase of approximately $5 million in corporate support costs is primarily attributable to an increase in professional fees.

Other income. Other income for the second quarter of 2015 was approximately $2 million as compared to a negative $1 million for the first quarter of 2015 and $2 million for the second quarter of 2014. The increase in other income in the second quarter of 2015 as compared to the first quarter of 2015 was primarily related to improved foreign exchange rates affecting certain accounts, as well as an increase in interest income as a result of an increase in short term investments. Other income was flat for the second quarter of 2015 as compared to the second quarter of 2014.

Noncontrolling interests

Net income attributable to noncontrolling interests was $37 million for the second quarter of 2015 as compared to $34 million for the first quarter of 2015, and $34 million for the second quarter of 2014. The increase in net income attributable to noncontrolling interests in the second quarter of 2015, as compared to the first quarter of 2015, was primarily due to an increase in revenue, as well as a decrease in labor costs and payroll taxes from the first quarter of 2015. The increase in net income attributable to noncontrolling interest in the second quarter of 2015 compared to the second quarter of 2014 was primarily due to the overall number of joint ventures and an increase in profitability of certain joint ventures.

Accounts receivable

Our consolidated total accounts receivable balances at June 30, 2015 and March 31, 2015 were $1,667 million and $1,675 million, respectively, which is net of the provision for uncollectible accounts.

Outlook

We are updating the low end of our consolidated operating income for 2015 to now be in the range of $1.825 billion to $1.925 billion.

Our previous consolidated operating income guidance for 2015 was in the range of $1.800 billion to $1.925 billion.

We are also updating the low end of our operating income for Kidney Care for 2015 to now be in the range of $1.600 billion to $1.650 billion.

Our previous operating income guidance for Kidney Care for 2015 was in the range of $1.575 billion to $1.650 billion.

We still expect our operating income for HCP for 2015 to be in the range of $225 million to $275 million.

We are updating our consolidated operating cash flow for 2015 to now be in the range of $1.600 billion to $1.750 billion.

Our previous consolidated operating cash flow for 2015 was in the range of $1.500 billion to $1.700 billion.

The above projected ranges exclude the Vainer private civil suit settlement charge and the corresponding settlement payments made in 2015.

These projections and the underlying assumptions involve significant risks and uncertainties, and actual results may vary significantly from these current projections. See page 30 for further details regarding our forward looking statements.

Liquidity and capital resources

Liquidity and capital resources. Cash flow from operations during the second quarter of 2015 was $31 million, compared to $262 million during the second quarter of 2014. The decrease in cash flows from operations in the second quarter of 2015 was primarily due to payments of approximately $494 million, or $304 million after-tax, made in connection with the settlement of the Vainer private civil suit, partially offset by improved Medicare collections which contributed to a decrease in our U.S. dialysis and related lab services DSO from 56 days to 53 days, and the timing of certain other working capital items. Non-operating cash outflows for the second quarter of 2015 included capital asset expenditures of $169 million, including $98 million for new center developments and relocations and $71 million for maintenance and information technology. In addition, we spent $4 million for acquisitions, we paid distributions to noncontrolling interests of $38 million and we repurchased 175,710 shares of our common stock for $14 million. Non-operating cash outflows for the second quarter of 2014 included capital asset expenditures of $152 million, including $88 million for new center developments and relocations and $64 million for maintenance and information technology. In addition, we spent $31 million for acquisitions and we paid distributions to noncontrolling interests of $33 million in that period.

Cash flow from operations during the six months ended June 30, 2015 was $442 million, compared to $681 million during the same period in 2014. Cash flow from operations for the six months ended June 30, 2015 decreased primarily due to payments of approximately $494 million, or $304 million after-tax, made in connection with the settlement of the Vainer private civil suit, the timing of certain other working capital items, and the timing of income tax payments. Non-operating cash outflows for the six months ended June 30, 2015, included capital asset expenditures of $291 million, including $171 million for new center developments and relocations and $120 million for maintenance and information technology. In addition, we spent $45 million for acquisitions, we paid distributions to noncontrolling interests of $79 million and we repurchased 1,067,139 shares of our common stock for $84 million. Non-operating cash outflows for the six months ended June 30, 2014, included capital asset expenditures of $279 million, including $165 million for new center developments and relocations and $114 million for maintenance and information technology. In addition, we spent $98 million for acquisitions and we paid distributions to noncontrolling interests of $66 million in that period.

During the second quarter of 2015, our U.S. dialysis and related lab services business opened 13 dialysis centers. In addition, our international dialysis operations acquired one dialysis center and opened two dialysis centers. During the second quarter of 2014, our U.S. dialysis and related lab services business opened 22 dialysis centers and provided management and administrative services to one fewer dialysis center. In addition, our international dialysis operations acquired three dialysis centers, opened six dialysis centers, closed one dialysis center and provided management and administrative services to one additional center.

During the six months ended June 30, 2015, our U.S. dialysis and related lab services business acquired one dialysis center, opened 31 dialysis centers and closed two dialysis centers. In addition, our international dialysis operations acquired one dialysis center and opened four dialysis centers. During the six months ended June 30, 2014, our U.S. dialysis and related lab services business acquired a total of one dialysis center, opened 46 dialysis centers and closed two dialysis centers. In addition, our international dialysis operations acquired three dialysis centers, opened seven dialysis centers, closed two dialysis centers and provided management and administrative services to three additional centers.

During the second quarter of 2015, our HCP business acquired one private medical practice. During the six months ended June 30, 2015, our HCP business acquired six private medical practices, a family practice and a medical consulting organization. During the second quarter of 2014, our HCP business acquired one primary care physician practice and two private medical practices.

During the first six months of 2015, we made mandatory principal payments under our Senior Secured Credit Facilities totaling $25.0 million on the Term Loan A and $17.5 million on the Term Loan B.

Debt transactions

In April 2015, we issued $1.500 billion 5.0% Senior Notes due 2025 (the 5.0% Senior Notes). The 5.0% Senior Notes pay interest on May 1 and November 1 of each year beginning November 1, 2015. The 5.0% Senior Notes are unsecured senior obligations and rank equally in right of payment with our existing and future unsecured senior indebtedness. The 5.0% Senior Notes are guaranteed by certain of our domestic subsidiaries. We may redeem up to 35% of the 5.0% Senior Notes at any time prior to May 1, 2018 at a certain specified price from the proceeds of one or more equity offerings. In addition, we may redeem some or all of the 5.0% Senior Notes at any time prior to May 1, 2020 at make whole redemption rates and on or after such date at certain specified redemption prices.

The proceeds from the 5.0% Senior Notes were used to repurchase all of the outstanding principal balances of the $775 million 6 ⅝% Senior Notes due 2020 (the 6 ⅝% Senior Notes) through a combination of a tender offer and a redemption process, to pay fees and expenses, and the remaining proceeds may be used for general corporate purposes, future acquisitions and share repurchases. As a result, we incurred $48 million of pre-tax debt redemption charges consisting of tender and redemption fees and the write-off of deferred financing fees associated with the repurchase of the 6 ⅝% Senior Notes.

Share repurchases

During the first six months of 2015, we repurchased a total of 1,067,139 shares of our common stock for $84 million, or an average price of $78.82 per share. We have not repurchased any additional shares of our common stock subsequent to June 30, 2015.

On April 14, 2015, our Board of Directors approved additional share repurchases in the amount of $726 million. These recently approved share repurchases are in addition to the $274 million remaining under our Board of Directors’ prior share repurchase approval announced on November 4, 2010. As a result, we now have a total of $1.000 billion in outstanding authorizations available for share repurchases. These share repurchase authorizations have no expiration dates.

Swap and cap agreements

As of June 30, 2015, we maintain several interest rate swap agreements that were entered into in March 2013 with amortizing notional amounts of these swap agreements totaling $807.5 million. These agreements have the economic effect of modifying the LIBOR variable component of our interest rate on an equivalent amount of our Term Loan A to fixed rates ranging from 0.49% to 0.52%, resulting in an overall weighted average effective interest rate of 2.26%, including the Term Loan A margin of 1.75%. The overall weighted average effective interest rate also includes the effects of $142.5 million of unhedged Term Loan A debt that bears interest at LIBOR plus an interest rate margin of 1.75%. The swap agreements expire on September 30, 2016 and require monthly interest payments. During the six months ended June 30, 2015, we recognized debt expense of $1.4 million from these swaps. As of June 30, 2015, the total fair value of these swap agreements was a net liability of approximately $0.4 million. During the six months ended June 30, 2015, we recorded a loss of $3.7 million in other comprehensive income due to a decrease in the unrealized fair value of these swap agreements. We estimate that approximately $1.1 million of existing unrealized pre-tax losses in other comprehensive income at June 30, 2015 will be reclassified into income over the next twelve months.

As of June 30, 2015, we maintain several forward interest rate cap agreements that were entered into in November 2014 with notional amounts totaling $3.500 billion. These forward cap agreements will be effective September 30, 2016 and will have the economic effect of capping the LIBOR variable component of our interest rate at a maximum of 3.50% on an equivalent amount of our debt. The cap agreements expire on June 30, 2018. As of June 30, 2015, the total fair value of these cap agreements was an asset of approximately $4.0 million. During the six months ended June 30, 2015, we recorded a loss of $8.4 million in other comprehensive income due to a decrease in the unrealized estimated fair value of these cap agreements.

As of June 30, 2015, we maintain several interest rate cap agreements that were entered into in March 2013 with notional amounts totaling $2.735 billion on our Term Loan B debt. These agreements have the economic effect of capping the LIBOR variable component of our interest rate at a maximum of 2.50% on an equivalent amount of our Term Loan B. During the six months ended June 30, 2015, we recognized debt expense of $1.2 million from these caps. The cap agreements expire on September 30, 2016. As of June 30, 2015, the total fair value of these cap agreements was an asset of approximately $0.2 million. During the six months ended June 30, 2015, we recorded a loss of $1.4 million in other comprehensive income due to a decrease in the unrealized fair value of these cap agreements.

Other items

As a result of an embedded LIBOR floor on the Term Loan B debt agreement and the swap and cap agreements, our overall weighted average effective interest rate on the Senior Secured Credit Facilities was 3.44%, based upon the current margins in effect of 1.75% for the Term Loan A and 2.75% for the Term Loan B, as of June 30, 2015.

As of June 30, 2015, the interest rate on our Term Loan B debt is effectively fixed because of an embedded LIBOR floor which is higher than actual LIBOR as of such date and the Term Loan B is also subject to interest rate caps if LIBOR should rise above 2.50%. Interest rates on our senior notes are fixed by their terms. The LIBOR variable component of our interest rate on the majority of our Term Loan A is economically fixed as a result of interest rate swaps.

Our overall weighted average effective interest rate during the quarter ended June 30, 2015 was 4.42% and as of June 30, 2015 was 4.38%.

As of June 30, 2015, we had undrawn revolving credit facilities totaling $1.000 billion of which approximately $93 million was committed for outstanding letters of credit. In addition, we have outstanding letters of credit of approximately $3 million, of which $1 million is secured by a certificate of deposit. The remaining amount is unencumbered.

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

As a result, we have determined that three of HCP’s reporting units, HCP California, HCP Nevada and HCP New Mexico, remain at risk of goodwill impairment. HCP California, HCP Nevada and HCP New Mexico have goodwill of $2.519 billion, $518 million and $72 million, respectively.

We obtained preliminary valuations third-party of these three businesses as of June 30, 2015, which indicate estimated fair values of HCP California, HCP Nevada and HCP New Mexico that exceed their total carrying values by approximately 9.9%, 7.4% and 2.0%, respectively. Further reductions in HCP’s reimbursement rates or other significant adverse changes in its expected future cash flows or valuation assumptions could result in a goodwill impairment charge in the future.

For example, a sustained, long-term reduction of 3% in operating income for HCP California, HCP Nevada and HCP New Mexico could reduce their estimated fair values by up to 1.8%, 1.9% and 2.0%, respectively. Separately, an increase in their respective discount rates of 100 basis points could reduce the estimated fair values of HCP California, HCP Nevada and HCP New Mexico by up to 4.2%, 3.1% and 3.6%, respectively.

During the first six months of 2015, we recorded an immaterial goodwill impairment charge related to our international operations. Except as described above, no significant goodwill associated with our various other reporting units was considered at risk of impairment as of June 30, 2015. Since the dates of our last annual goodwill impairment tests, there have been certain developments, events, changes in operating performance and other changes in key circumstances that have affected our businesses. However, these did not cause management to believe it is more likely than not that the fair value of any of its reporting units would be less than its carrying amount.

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

During the six months ended June 30, 2015, we granted 811 thousand stock-settled stock appreciation rights with an aggregate grant-date fair value of $14.9 million and a weighted-average expected life of approximately 4.1 years and 265 thousand stock units with an aggregate grant-date fair value of $21.4 million and a weighted-average expected life of approximately 3.2 years.

Long-term incentive compensation costs of $36.2 million in the second quarter of 2015 increased by approximately $2.8 million as compared to the first quarter of 2015 and increased by approximately $6.4 million as compared to the second quarter of 2014. The increase in long-term incentive compensation costs in the second quarter of 2015 as compared to the first quarter of 2015 was primarily due to LTIP award forfeitures realized at a lower rate than previously expected and expense from LTIP awards granted during the second quarter of 2015 that did not contribute expense during the first quarter. The increase in long-term incentive compensation costs in the second quarter of 2015 as compared to the second quarter of 2014 was primarily due to an increase in the value of LTIP awards that contributed expense to this period.

Long-term incentive compensation costs for the six months ended June 30, 2015 increased by approximately $16.7 million as compared to the same period in 2014. The increase in costs was primarily due to an increase in the value of LTIP awards that contributed expense to this period.

As of June 30, 2015, there was $161.1 million of total estimated unrecognized compensation cost for outstanding LTIP awards, including $82.6 million related to stock-based compensation arrangements under our equity compensation and stock purchase plans. We expect to recognize the performance-based cash component of these LTIP costs over a weighted average remaining period of 1.1 years and the stock-based component of these LTIP costs over a weighted average remaining period of 1.4 years.

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

The following is a summary of these contractual obligations and commitments as of June 30, 2015 (in millions):

	Remainder of 2015	1-3 years	4-5 years	After 5 years	Total
Scheduled payments under contractual obligations:
Long-term debt	$51	$392	$760	$7,776	$8,979
Interest payments on the senior notes	76	710	473	840	2,099
Interest payments on the Term Loan B(1)	62	362	235	58	717
Interest payments on the Term Loan A(2)	9	48	7	—	64
Capital lease obligations	6	37	32	171	246
Operating leases	210	1,146	555	895	2,806
	$414	$2,695	$2,062	$9,740	$14,911
Potential cash requirements under existing commitments:
Letters of credit	$96	$—	$—	$—	$96
Noncontrolling interests subject to put provisions	503	114	134	112	863
Non-owned and minority owned put provisions	43	—	—	—	43
Pay-fixed swaps potential obligations	1	—	—	—	1
Operating capital advances	1	—	—	—	1
	$644	$114	$134	$112	$1,004

(1)	Assuming no changes to LIBOR-based interest rates as the Term Loan B currently bears interest at LIBOR (floor of 0.75%) plus an interest rate margin of 2.75%.
(2)	Based upon current LIBOR-based interest rates in effect at June 30, 2015 plus an interest rate margin of 1.75% for the Term Loan A.

The pay-fixed swap obligations represent the estimated fair market values of our interest rate swap agreements that are based upon valuation models utilizing the income approach and commonly accepted valuation techniques that use inputs from closing prices for similar assets and liabilities in active markets as well as other relevant observable market inputs and other current market conditions that existed as of June 30, 2015. This amount represents the estimated potential obligation that we would be required to pay based upon the estimated future settlement of each specific tranche over the term of the swap agreements, assuming no future changes in the forward yield curve. The actual amount of our obligation associated with these swaps in the future will depend upon changes in the LIBOR-based interest rates that can fluctuate significantly depending upon market conditions, and other relevant factors that can affect the fair market value of these swap agreements.

In addition to the above commitments, we have committed to purchase a certain amount of our hemodialysis products and supplies at fixed prices from Baxter in connection with an agreement with Baxter. Our total expenditures for the six months ended June 30, 2015 on such products were approximately 1% of our total U.S. dialysis operating costs. In January 2010, we entered into an agreement with Fresenius which originally committed us to purchase a certain amount of dialysis equipment, parts and supplies from them through 2013. However, this agreement has been extended through 2015. Our total expenditures for the six months ended June 30, 2015 on such dialysis products were approximately 2% of our total U.S. dialysis operating costs. The actual amount of purchases in future years from Baxter and Fresenius will depend upon a number of factors, including the operating requirements of our centers, the number of centers we acquire and growth of our existing centers.

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

Settlements of approximately $47 million of existing income tax liabilities for unrecognized tax benefits including interest, penalties and other long-term tax liabilities are excluded from the above table as reasonably reliable estimates of their timing cannot be made.

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

As of June 30, 2015, if these physician groups were not consolidated in our financial statements, our consolidated indebtedness would have been approximately $9.225 billion excluding the debt discount associated with our Term Loan B, our consolidated other liabilities (excluding indebtedness) would have been approximately $3.220 billion and our consolidated assets would have been approximately $18.450 billion. If these physician groups were not consolidated in our financial statements for the six months ended June 30, 2015, our consolidated total net revenues (including approximately $309 million of management fees payable to us), consolidated operating income and consolidated net income would be reduced by approximately $549 million, $21 million, and $14 million, respectively.

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

For the six months ended June 30, 2015, our equity investment income attributable to CMGI was approximately $327 thousand, and for the six months ended June 30, 2015, excluding our equity investment income attributable to CMGI, our consolidated operating income and consolidated net income would be decreased by approximately $327 thousand and $196 thousand, respectively. See Note 21, Supplemental data, to the condensed consolidated financial statements for further details.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest rate sensitivity

The tables below provide information about our financial instruments that are sensitive to changes in interest rates. The table below presents principal repayments and current weighted average interest rates on our debt obligations as of June 30, 2015. The variable rates presented reflect the weighted average LIBOR rates in effect for all debt tranches plus interest rate margins in effect as of June 30, 2015. The Term Loan A margin in effect is 1.75% at June 30, 2015, and along with the revolving line of credit are subject to adjustment depending upon changes in certain of our financial ratios, including a leverage ratio. The Term Loan B currently bears interest at LIBOR (floor of 0.75%) plus an interest rate margin of 2.75%.

	Expected maturity date								Average
									interest	Fair
	2015	2016	2017	2018	2019	2020	Thereafter	Total	rate	value
	(dollars in millions)
Long term debt:
Fixed rate	$31	$56	$59	$58	$57	$57	$7,947	$8,265	4.63%	$8,250
Variable rate	$26	$64	$90	$102	$677	$1	$—	$960	1.93%	$959

	Notional	Contract maturity date							Fair
	amount	2015	2016	2017	2018	2019	Pay fixed	Receive variable	value
	(dollars in millions)
Swaps:
Pay-fixed rate	$808	$48	$760	$—	$—	$—	0.49% to 0.52%	LIBOR	$—
Cap agreements	$6,235	$—	$2,735	$—	$3,500	$—		LIBOR above 2.5% and 3.5%	$4

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

The Term Loan B is subject to a LIBOR floor of 0.75%. Because actual LIBOR, as of June 30, 2015, was lower than this embedded LIBOR floors, the interest rate on the Term Loan B is treated as “effectively fixed” for purposes of the table above. We have included the Term Loan B in the fixed rate totals in the table above until such time as the actual LIBOR-based variable component of our interest rate exceeds 0.75% on the Term Loan B. At such time, we will then be subject to LIBOR-based interest rate volatility on the LIBOR variable component of our interest rate for the Term Loan B, but limited to a maximum LIBOR rate of 2.50% on $2.735 billion of outstanding principal debt on the Term Loan B as a result of the interest rate cap agreements, as described below. The remaining $730 million outstanding principal balance of the Term Loan B is subject to LIBOR-based interest rate volatility above a floor of 0.75%.

As of June 30, 2015, we maintain several interest rate swap agreements that were entered into in March 2013 with amortizing notional amounts of these swap agreements totaling $808 million. These agreements have the economic effect of modifying the LIBOR variable component of our interest rate on an equivalent amount of our Term Loan A to fixed rates ranging from 0.49% to 0.52%, resulting in an overall weighted average effective interest rate of 2.26%, including the Term Loan A margin of 1.75%. The overall weighted average effective interest rate also includes the effects of $142 million of unhedged Term Loan A debt that bears interest at LIBOR plus an interest rate margin of 1.75%. The swap agreements expire on September 30, 2016 and require monthly interest payments. During the six months ended June 30, 2015, we recognized debt expense of $1.4 million from these swaps. As of June 30, 2015, the total fair value of these swap agreements was a net liability of approximately $0.4 million. During the six months ended June 30, 2015, we recorded a loss of $3.7 million in other comprehensive income due to a decrease in the unrealized fair value of these swap agreements. We estimate that approximately $1.1 million of existing unrealized pre-tax losses in other comprehensive income at June 30, 2015 will be reclassified into income over the next twelve months.

As of June 30, 2015, we maintain several forward interest rate cap agreements that were entered into in November 2014 with notional amounts totaling $3.500 billion. These forward cap agreements will be effective September 30, 2016 and will have the economic effect of capping the LIBOR variable component of our interest rate at a maximum of 3.50% on an equivalent amount of our debt. The cap agreements expire on June 30, 2018. As of June 30, 2015, the total fair value of these cap agreements was an asset of approximately $4.0 million. During the six months ended June 30, 2015, we recorded a loss of $8.4 million in other comprehensive income due to a decrease in the unrealized fair value of these cap agreements.

As of June 30, 2015, we maintain several interest rate cap agreements that were entered into in March 2013 with notional amounts totaling $2.735 billion on our Term Loan B debt. These agreements have the economic effect of capping the LIBOR variable component of our interest rate at a maximum of 2.50% on an equivalent amount of our Term Loan B. During the six months ended June 30, 2015, we recognized debt expense of $1.2 million from these caps. The cap agreements expire on September 30, 2016. As of June 30, 2015, the total fair value of these cap agreements was an asset of approximately $0.2 million. During the six months ended June 30, 2015, we recorded a loss of $1.4 million in other comprehensive income due to a decrease in the unrealized fair value of these cap agreements.

As a result of an embedded LIBOR floor on the Term Loan B debt agreement and the swap and cap agreements, our overall weighted average effective interest rate on the Senior Secured Credit Facilities was 3.44%, based upon the current margins in effect of 1.75% for the Term Loan A and 2.75% for the Term Loan B, as of June 30, 2015.

As of June 30, 2015, the interest rate on our Term Loan B debt is effectively fixed because of an embedded LIBOR floor which is higher than actual LIBOR as of such date and the Term Loan B is also subject to an interest rate cap if LIBOR should rise above 2.50%. Interest rates on our senior notes are fixed by their terms. The LIBOR variable component of our interest rate on the majority of our Term Loan A is economically fixed as a result of interest rate swaps.

Our overall weighted average effective interest rate during the quarter ended June 30, 2015 was 4.42% and as of June 30, 2015 was 4.38%.

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

An updated description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014. The risks discussed below are not the only ones facing our business. Please read the cautionary notice regarding forward-looking statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Risk factors related to our U.S. dialysis and related lab services, ancillary services and strategic initiatives:

If the average rates that commercial payors pay us decline significantly, it would have a material adverse effect on our revenues, earnings and cash flows.

Approximately 34% of our dialysis and related lab services’ revenues for the six months ended June 30, 2015, were generated from patients who have commercial payors as their primary payor. The majority of these patients have insurance policies that pay us on terms and at rates that are generally significantly higher than Medicare rates. The payments we receive from commercial payors generate nearly all of our profit and all of our nonacute dialysis profits come from commercial payors. We continue to experience downward pressure on some of our commercial payment rates as a result of general conditions in the market, recent and future consolidations among commercial payors, increased focus on dialysis services and other factors. Specifically, in the second quarter of 2015, two planned mergers of large commercial payors were announced. If completed, these announced mergers could put increased pressure on the dialysis rates we receive from commercial payors. There is no guarantee that commercial payment rates will not be materially lower in the future.

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

Approximately 44% of our dialysis and related lab services’ revenues for the six months ended June 30, 2015 was generated from patients who have Medicare as their primary payor. For patients with Medicare coverage, all ESRD payments for dialysis treatments are made under a single bundled payment rate which provides a fixed payment rate to encompass all goods and services provided during the dialysis treatment, including pharmaceuticals that were historically separately reimbursed to the dialysis providers, such as EPO, vitamin D analogs and iron supplements, irrespective of the level of pharmaceuticals administered or additional services performed. Most lab services that used to be paid directly to laboratories are also included in the bundled payment. The bundled payment rate is also adjusted for certain patient characteristics, a geographic usage index and certain other factors.

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

•

Risk that if our clinical systems fail to accurately capture the data we report to CMS in connection with claims for which at least part of the government’s payments to us is based on clinical performance or patient outcomes or co-morbidities, we might be over-reimbursed by the government which could subject us to certain liability. For example, we are required to return overpayments including, federal funds, within sixty days of identification or claims associated with those overpayments are subject to FCA penalties.

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

In addition, the healthcare reform legislation broadened the potential for penalties under the FCA for the knowing and improper retention of overpayments collected from government payors and reduced the timeline to file Medicare claims. As a result, we made significant initial investments in new resources to accelerate the time it takes us to identify and process overpayments and we deployed significant resources to reduce our timeline and improve our claims processing methods to ensure that our Medicare claims are filed in a timely fashion. We may be required to make additional investments in the future. Failure to timely identify and return overpayments may result in significant penalties, which may have a negative impact on our revenues, earnings and cash flows. Failure to file a claim within the one year window could result in payment denials, adversely affecting our revenues, earnings and cash flows.

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

There is also a considerable amount of uncertainty as to the prospective implementation of the federal healthcare reform legislation and what similar measures might be enacted at the state level. There have been multiple attempts through legislative action and legal challenges to repeal or amend the Patient Protection and Affordable Care Act of 2010, as modified by the Health Care and Education Reconciliation Act of 2010 (Health Reform Laws), including the case that was recently heard by the U.S. Supreme Court, King v. Burwell. Although the Supreme Court upheld the provision by the federal government of subsidies to individuals in federally facilitated health care exchanges in Burwell, which ultimately did not disrupt significantly the implementation of the healthcare reform legislation, we cannot predict whether other current or future efforts to repeal or amend these laws will be successful, nor can we predict the impact that such a repeal or amendment would have on our business and operations, or on our revenues and earnings. The enacted reforms as well as future legislative changes could have a material adverse effect on our results of operations, including lowering our reimbursement rates and increasing our expenses.

Changes in state Medicaid or other non-Medicare government-based programs or payment rates could reduce our revenues, earnings and cash flows.

Approximately 21% of our dialysis and related lab services’ revenues for the six months ended June 30, 2015 was generated from patients who have state Medicaid or other non-Medicare government-based programs, such as coverage through the Department of Veterans Affairs (VA), as their primary coverage. As state governments and other governmental organizations face increasing budgetary pressure, we may in turn face reductions in payment rates, delays in the receipt of payments, limitations on enrollee eligibility or other changes to the applicable programs. For example, certain state Medicaid programs and the VA have recently considered, proposed or implemented payment rate reductions.

The VA adopted Medicare’s bundled PPS pricing methodology for any veterans receiving treatment from non-VA providers under a national contracting initiative. Since we are a non-VA provider, these reimbursements are tied to a percentage of Medicare reimbursement, and we have exposure to any dialysis reimbursement changes made by CMS. Approximately 2% of our dialysis and related lab services’ revenues for the six months ended June 30, 2015 was generated by the VA.

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

Medicare bundles EPO into the PPS such that dosing variations do not change the amount paid to a dialysis facility. Although some Medicaid programs and other payors suggest movement towards a bundled payment system inclusive of EPO, some non-Medicare payors continue to pay for EPO separately from the treatment rate. The administration of EPO and other pharmaceuticals that are separately billable accounted for approximately 2% of our dialysis and related lab services’ revenues for the six months ended June 30, 2015, with EPO alone accounting for approximately 1% of our dialysis and related lab services’ revenues during that period. Changes in physician clinical practices that result in further decreased utilization of prescribed pharmaceuticals or changes in payment rates for those pharmaceuticals could reduce our revenues, earnings and cash flows.

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

Future increases in the cost of EPO without corresponding increases in payment rates for EPO from commercial payors and without corresponding increases in the Medicare bundled rate could have a material adverse effect on our earnings and cash flows and ultimately reduce our income. In November 2011, we entered into a seven year Sourcing and Supply Agreement with Amgen USA Inc. (Amgen), pursuant to which we committed to purchase EPO in amounts necessary to meet no less than 90% of our requirements for ESAs. As long as we meet certain conditions, the agreement limits Amgen’s ability to unilaterally increase the price for EPO during the term of the agreement. Our agreement with Amgen provides for discounted pricing and rebates for EPO. However, some of the rebates are subject to various conditions including, but not limited to, future pricing levels of EPO by Amgen and data submission by us. In addition, the rebates are subject to certain limitations. We cannot predict whether, over the seven year term of the agreement, we will continue to receive the rebates for EPO that we have received in the past, or whether we will continue to achieve the same levels of rebates within that structure as we have historically achieved. Factors that could impact our ability to qualify for rebates provided for in our agreement with Amgen in the future include, but are not limited to, our ability to track certain data elements. We cannot predict whether we will be able to meet the applicable qualification requirements for receiving rebates. Failure to meet certain targets and earn the specified rebates could have a material adverse effect on our earnings and cash flows.

If we fail to comply with our Corporate Integrity Agreement, we could be subject to substantial penalties and exclusion from participation in federal healthcare programs that may adversely impact our revenues, earnings and cash flows.

In October 2014, we entered into a Settlement Agreement with the United States and relator David Barbetta to resolve the then pending 2010 and 2011 U.S. Attorney physician relationship investigations and paid $406 million in settlement amounts, civil forfeiture, and interest to the United States and certain states. In connection with the resolution of these matters, and in exchange for the OIG’s agreement not to exclude us from participating in the federal healthcare programs, we have entered into a five-year Corporate Integrity Agreement (CIA) with the OIG. The CIA (i) requires that we maintain certain elements of our compliance programs, (ii) imposes certain expanded compliance-related requirements during the term of the CIA, (iii) requires ongoing monitoring and reporting by an independent monitor, reporting, certification, records retention and training obligations, the formal allocation of certain oversight responsibility to the Board’s Compliance Committee, the creation of a Management Compliance Committee and the retention of an independent compliance advisor to the Board, and (iv) contains certain business restrictions related to a subset of our joint venture arrangements, including our agreeing to: (1) unwind 11 joint venture transactions that were created through partial divestitures to, or partial acquisitions from, nephrologists and that cover 26 of our 2,119 clinics that existed at the time we entered into the Settlement Agreement; (2) not enter into certain types of partial divestiture joint venture transactions with nephrologists during the term of the CIA; (3) non-enforcement of certain patient-related non-solicitation restrictions; and (4) certain other restrictions. The costs associated with compliance with the CIA could be substantial and may be greater than we currently anticipate. In addition, in the event of a breach of the CIA, we could become liable for payment of certain stipulated penalties, and could be excluded from participation in federal healthcare programs. The OIG recently notified us that it considers us to be in breach of the CIA because of three implementation deficiencies. We have remediated the deficiencies and have paid certain stipulated penalties. In general, the costs associated with compliance with the CIA, or any liability or consequences associated with a breach, could have a material adverse effect on our revenues, earnings and cash flows.

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

We endeavor to comply with all legal requirements, however, there is no guarantee that we will be able to adhere to all of the complex government regulations that apply to our business. We further endeavor to structure all of our relationships with physicians to comply with state and federal anti-kickback and physician self-referral laws. We utilize considerable resources to monitor the laws and implement necessary changes. However, the laws and regulations in these areas are complex and often subject to varying interpretations. For example, if an enforcement agency were to challenge the level of compensation that we pay our medical directors or the number of medical directors whom we engage, we could be required to change our practices, face criminal or civil penalties, pay substantial fines or otherwise experience a material adverse effect as a result of a challenge to these arrangements. In addition, the FCA amended the Social Security Act to make the knowing failure to report and return overpayments within 60 days of when the overpayment was identified an “obligation” for purposes of the FCA, 31 U.S.C. § 3729(b)(3). These amendments could subject our procedures for identifying and processing overpayments to greater scrutiny. We have made significant investments in new resources to decrease the time it takes to identify and process overpayments and we may be required to make additional investments in the future. An acceleration in our ability to identify and process overpayments could result in us refunding overpayments to government and other payors more rapidly than we have in the past which could have a material adverse effect on our operating cash flows. Additionally, amendments to the federal anti-kickback statute in the health reform law make anti-kickback violations potentially subject to liability under the FCA, including qui tam or whistleblower suits.

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

As of June 30, 2015, we owned a controlling interest in numerous dialysis-related joint ventures, which represented approximately 23% of our U.S. dialysis and related lab services’ revenues for the six months ended June 30, 2015. In addition, we also owned minority equity investments in several other dialysis related joint ventures. We may continue to increase the number of our joint ventures. Many of our joint ventures with physicians or physician groups also have certain physician owners providing medical director services to centers we own and operate. Because our relationships with physicians are governed by the federal and state anti-kickback statutes, we have sought to structure our joint venture arrangements to satisfy as many federal safe harbor requirements as we believe are commercially reasonable. However, although our joint venture arrangements do not satisfy all of the elements of any safe harbor under the federal anti-kickback statute, they are not automatically prohibited under the federal anti-kickback statute but are susceptible to government scrutiny. In October 2014, we entered into a Settlement Agreement with the United States and relator David Barbetta to resolve the then pending 2010 and 2011 U.S. Attorney Physician Relationship Investigations regarding certain of our joint ventures and paid $406 million in settlement amounts, civil forfeiture, and interest to the United States and certain states. For further details, please see “If we fail to comply with our Corporate Integrity Agreement, we could be subject to substantial penalties and exclusion from participation in federal healthcare programs that may adversely impact our revenues, earnings and cash flows”.

There are significant estimating risks associated with the amount of dialysis revenues and related refund liabilities that we recognize and if we are unable to accurately estimate our revenues and related refund liabilities, it could impact the timing and the amount of our revenues recognition or have a significant impact on our operating results.

There are significant estimating risks associated with the amount of dialysis and related lab services’ revenues and related refund liabilities that we recognize in a reporting period. The billing and collection process is complex due to ongoing insurance coverage changes, geographic coverage differences, differing interpretations of contract coverage, and other payor issues. Determining applicable primary and secondary coverage for approximately 184,000 U.S. patients at any point in time, together with the changes in patient coverage that occur each month, requires complex, resource-intensive processes. Errors in determining the correct coordination of benefits may result in refunds to payors. Revenues associated with Medicare and Medicaid programs are also subject to estimating risk related to the amounts not paid by the primary government payor that will ultimately be collectible from other government programs paying secondary coverage, the patient’s commercial health plan secondary coverage or the patient. Collections, refunds and payor retractions typically continue to occur for up to three years and longer after services are provided. We generally expect our range of U.S. dialysis and related lab services’ revenues estimating risk to be within 1% of net revenues for the segment, which represents approximately 5% of dialysis and related lab services’ adjusted operating income. If our estimates of dialysis and related lab services revenues and related refund liabilities are materially inaccurate, it could impact the timing and the amount of our revenues recognition and have a significant impact on our operating results.

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

We have significant suppliers that are either the sole or primary source of products critical to the services we provide, including Amgen, Baxter Healthcare Corporation, NxStage Medical, Inc. and others or to which we have committed obligations to make purchases including Gambro Healthcare and Fresenius Medical Care (FMC). If any of these suppliers are unable to meet our needs for the products they supply, including in the event of a product recall or shortage, and we are not able to find adequate alternative sources, or if some of the drugs that we purchase are not reimbursed or not adequately reimbursed by commercial payors or through the bundled payment rate by Medicare, our revenues, earnings and cash flows could be substantially reduced. In addition, the technology related to the products critical to the services we provide is subject to new developments and may result in superior products. If we are not able to access superior products on a cost-effective basis or if suppliers are not able to fulfill our requirements for such products, we could face patient attrition which could substantially reduce our revenues, earnings and cash flows.

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

Over 88% of HCP’s revenue is derived from fixed Per Member Per Month (PMPM) fees paid by health plans under capitation agreements with HCP or its associated physician groups. While there are variations specific to each arrangement, HCP, through DaVita HealthCare Partners Plan, Inc., a subsidiary of HealthCare Partners Holdings, LLC and a restricted Knox-Keene licensed entity (DaVita HealthCare Partners Plan), and, in certain instances, HCP’s associated physician groups generally contract with health plans to receive a PMPM fee for professional services and assume the financial responsibility for professional services only. In some cases, the health plans separately enter into capitation contracts with third parties (typically hospitals) who receive directly a PMPM fee and assume contractual financial responsibility for hospital services. In other cases, the health plan does not pay any portion of the PMPM fee to the hospital, but rather administers claims for hospital expenses itself. In both scenarios, HCP enters into managed care-related administrative services agreements or similar arrangements with those third parties (typically hospitals) under which HCP agrees to be responsible for utilization review, quality assurance, and other managed care-related administrative functions and claim payments. As compensation for such administrative services, HCP is entitled to receive a percentage of the amount by which the institutional capitation revenue received from health plans exceeds institutional expenses; any such risk-share amount to which HCP is entitled is recorded as medical revenues and HCP is also responsible for a percentage of any short-fall in the event that institutional expenses exceed institutional revenues. To the extent that members require more care than is anticipated, aggregate fixed PMPM amounts, or capitation payments, may be insufficient to cover the costs associated with treatment. If medical expenses exceed estimates, except in very limited circumstances, HCP will not be able to increase the PMPM fee received under these risk agreements during their then-current terms and could, directly or indirectly through its contracts with its associated physician groups, suffer losses with respect to such agreements.

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

Under most of HCP’s and its associated physician groups’ capitation agreements with health plans, the health plan is generally permitted to modify the benefit and risk obligations and compensation rights from time to time during the terms of the agreements. If a health plan exercises its right to amend its benefit and risk obligations and compensation rights, HCP and its associated physician groups are generally allowed a period of time to object to such amendment. If HCP or its associated physician group so objects, under some of the risk agreements, the relevant health plan may terminate the applicable agreement upon 90 to 180 days written notice. If HCP or its associated physician groups enter into capitation contracts or other risk sharing arrangements with unfavorable economic terms, or a capitation contract is amended to include unfavorable terms, HCP could, directly or indirectly through its contracts with its associated physician groups, suffer losses with respect to such contract. Since HCP does not negotiate with CMS or any health plan regarding the benefits to be provided under their Medicare Advantage plans, HCP often has just a few months to familiarize itself with each new annual package of benefits it is expected to offer. Depending on the health plan at issue and the amount of revenue associated with the health plan’s risk agreement, the renegotiated terms or termination may have a material adverse effect on our HCP division and the Company’s future revenues and profitability.

Laws regulating the corporate practice of medicine could restrict the manner in which HCP is permitted to conduct its business and the failure to comply with such laws could subject HCP to penalties or require a restructuring of HCP.

Some states have laws that prohibit business entities, such as HCP, from practicing medicine, employing physicians to practice medicine, exercising control over medical decisions by physicians (also known collectively as the corporate practice of medicine) or engaging in certain arrangements, such as fee-splitting, with physicians. In some states these prohibitions are expressly stated in a statute or regulation, while in other states the prohibition is a matter of judicial or regulatory interpretation. Of the states in which HCP currently operates, California and Nevada prohibit the corporate practice of medicine, and other states may as well.

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

If DaVita HealthCare Partners Plan is not able to satisfy financial solvency or other regulatory requirements, DaVita HealthCare Partners could become subject to sanctions and its license to do business in California could be limited, suspended or terminated.

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

In the event that DaVita HealthCare Partners Plan is not in compliance with the provisions of the Knox-Keene Act, it could be subject to sanctions, or limitations on, or suspension of its license to do business in California.

If HCP’s associated physician group is not able to satisfy the California DMHC’s financial solvency requirements, HCP’s associated physician group could become subject to sanctions and HCP’s ability to do business in California could be limited or terminated.

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

A significant portion of HCP’s revenue is directly or indirectly derived from the monthly premium payments paid by CMS to health plans for medical services provided to Medicare Advantage enrollees. As a result, HCP’s results of operations are, in part, dependent on government funding levels for Medicare Advantage programs. Any changes that limit or reduce Medicare Advantage reimbursement levels, including those recently approved and effective in 2015, such as reductions in or limitations of reimbursement amounts or rates under programs, reductions in funding of programs, expansion of benefits without adequate funding, elimination of coverage for certain benefits, or elimination of coverage for certain individuals or treatments under programs, could have a material adverse effect on HCP’s revenues, earnings and cash flows. On April 7, 2014 CMS issued final guidance for 2015 Medicare Advantage rates, which incorporated a re-blending of the risk adjustment models that CMS utilizes to determine risk acuity scores of Medicare Advantage patients. In 2014, CMS blended the risk scores calculated using the 2013 CMS-HCC model and the 2014 CMS-HCC model by weighting the scores from the 2013 model by 25% and the scores from the 2014 model by 75%. In 2015, CMS will blend the scores by 67% and 33%, respectively. Although we estimate that the final cumulative impact of the 2015 rate structure represents an increase of up to approximately 0.5% of HCP’s average Medicare Advantage revenues as compared to 2014, there is no guarantee that CMS’s risk acuity adjustment models and the resulting Medicare Advantage rates will, in the future, increase HCP’s Medicare Advantage revenues.

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

This more significant decline in Medicare Advantage rates for us compared to the industry average is driven by a larger-than-average decline associated with CMS’s modification to the risk adjustment model calculation. The move to the 2014 CMS-HCC model negatively affects us and other providers like us who have differentially invested in wellness and prevention programs for patients with chronic conditions because the 2014 model tends to over-predict costs for very low-cost beneficiaries and under-predict costs for very high-cost beneficiaries.

In addition, we may need to take a goodwill impairment charge against earnings in a future period relating to the impact of this decrease in rates on the carrying value of net assets of our HCP reporting units. An impairment occurs when the carrying value of a reporting unit’s goodwill is in excess of its implied fair value and the amount of such non-cash charge, if any, could be significant. In estimating the fair value of our HCP reporting units, we will update our forecasts for each HCP reporting unit to reflect the expected future cash flows that we believe market participants would use in determining the fair values of our HCP reporting units if they were to acquire these reporting units. We will also use certain estimates and key assumptions in determining our estimate of these fair values, including discount and long-term growth rates, market data and future reimbursement rates. Our estimates of the fair value of our HCP reporting units could differ from the actual fair values a market participant would pay for these reporting units.

HCP’s Medicare Advantage revenues may continue to be volatile in the future, which could have a material impact on HCP’s ongoing financial performance.

The Health Reform Acts contain a number of provisions that negatively impact Medicare Advantage plans, which may each have an adverse effect on HCP’s revenues, earnings, and cash flows. These provisions include the following:

•

Medicare Advantage benchmarks for 2011 were frozen at 2010 levels. Beginning in 2012, Medicare Advantage benchmark rates are being phased down from prior levels to levels that are between 95% and 115% of the Medicare fee-for-service (FFS) costs, depending on a plan’s geographic area. If our costs escalate faster than can be absorbed by the level of revenues implied by these benchmark rates, then it could have a significant negative impact on HCP’s earnings and cash flows.

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

The President’s proposed 2016 budget proposed nearly $500 billion in cuts to Medicare, Medicaid and other programs run by HHS over the next decade. Although the majority of the cuts are not targeted at Medicare Advantage plans, the broad cuts could signal further downward pressure on reimbursement to Medicare providers and Medicare Advantage plans, which would have a negative impact on HCP’s revenues, earnings and cash flows. The final 2015 budget did not contain significant changes to Medicare funding, but cuts in future budgets could impact HCP’s revenues.

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

For the six months ended June 30, 2015, 63% of HCP’s consolidated capitated medical revenues were earned through contracts with three health plans.

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

Separately, as described in further detail below, on March 13, 2015, JSA HealthCare Corporation (JSA), a subsidiary of HCP, received a subpoena from the OIG that relates, in part, to risk adjustment practices and data. On June 18, 2015, we received a subpoena from the OIG requesting information relating to our and our subsidiaries’, including HCP and its subsidiary JSA’s, provision of services to Medicare Advantage plans and related patient diagnosis coding and risk adjustment submissions and payments.

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

HCP faces certain competitive threats based on certain features of the Medicare programs, including the following:

•

As a result of the direct and indirect impacts of the Health Reform Acts, many Medicare beneficiaries may decide that an original Medicare FFS program is more attractive than a Medicare Advantage plan. As a result, enrollment in the health plans HCP serves may decrease.

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

Risk factors related to our overall business and ownership of our common stock:

We are the subject of a number of investigations by the federal government and a private civil suit, any of which could result in substantial penalties or awards against us, the imposition of certain obligations on our practices and procedures, exclusion from future participation in the Medicare, Medicaid and other federal healthcare programs and possible criminal penalties.

We are the subject of a number of investigations by the federal government. We have received subpoenas or other requests for documents from the federal government in connection with the Swoben private civil suit, the 2011 U.S. Attorney Medicaid investigation, the 2015 U.S. Attorney Transportation Investigation and the investigations underlying the two subpoenas regarding patient diagnosis coding received by HCP and its JSA subsidiary described below.

In the Swoben private civil suit, a relator filed a complaint against us in federal court under the FCA qui tam provisions, as well as the provision of the California False Claims Act. In July 2013, the court granted HCP’s motion and dismissed with prejudice all of the claims in the Third Amended Complaint, and in October 2013 the plaintiff filed an appeal of the dismissal, which is currently pending.

Additionally, in March 2015, JSA, a subsidiary of HCP, received a subpoena from the OIG. We have been advised by an attorney with the Civil Division of the United States Department of Justice in Washington, D.C. that the subpoena relates to an ongoing civil investigation concerning Medicare Advantage service providers’ risk adjustment practices and data, including identification and verification of patient diagnoses and factors used in making the diagnoses. The subpoena requests documents and information for the period from January 1, 2008 through December 31, 2013, for certain Medicare Advantage plans for which JSA provided services. It also requests information regarding JSA’s communications about patient diagnoses as they relate to certain Medicare Advantage plans generally, and more specifically as related to two Florida physicians with whom JSA previously contracted.

In June 2015, we received a subpoena from the OIG. This civil subpoena covers the period from January 1, 2008 through the present and seeks production of a wide range of documents relating to our and our subsidiaries’ (including HealthCare Partners and its subsidiary JSA HealthCare Corporation) provision of services to Medicare Advantage plans and related patient diagnosis coding and risk adjustment submissions and payments. Some of the information requested relates to a potentially improper historical HCP coding practice related to a particular condition. The practice in question was discontinued following our November 1, 2012 acquisition of HCP and, as we previously disclosed, we notified CMS of the coding practice and potential overpayments. We are cooperating with the government and will gather and produce the requested information.

Responding to subpoenas, investigations and civil suits as well as defending ourselves in such matters will continue to require management’s attention and we will continue to incur significant legal expense. Any negative findings or certain terms and conditions that we might agree to accept as part of a negotiated resolution could result in substantial financial penalties or awards against or substantial payments made by us, the imposition of certain obligations on our practices and procedures, exclusion from future participation in the Medicare and Medicaid programs and, in certain cases, criminal penalties. It is possible that criminal proceedings may be initiated against us in connection with investigations by the federal government. To our knowledge, no proceedings have been initiated by the federal government against us at this time. At this time, we cannot predict the ultimate outcome of these inquiries, or the potential outcome of the claims in the relators’ civil suit (except as described above), or the potential range of damages, if any. See Note 9 to the condensed consolidated financial statements of this report for additional details regarding these and other matters.

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

Acquisitions, patient retention and medical director and physician retention are an important part of our growth strategy. We face intense competition from other companies for acquisition targets. In our U.S. dialysis business, we continue to face increased competition from large and medium-sized providers which compete directly with us for acquisition targets as well as for individual patients and medical directors. In addition, as we continue our international dialysis expansion into various international markets, we will face competition from large and medium-sized providers for these acquisition targets as well. Because of the ease of entry into the dialysis business and the ability of physicians to be medical directors for their own centers, competition for growth in existing and expanding markets is not limited to large competitors with substantial financial resources. Occasionally, we have experienced competition from former medical directors or referring physicians who have opened their own dialysis centers. In addition, FMC, our largest competitor, manufactures a full line of dialysis supplies and equipment in addition to owning and operating dialysis centers. This may give it cost advantages over us because of its ability to manufacture its own products. If we are not able to continue to make acquisitions, continue to maintain acceptable levels of non-acquired growth, or if we face significant patient attrition to our competitors or a reduction in the number of our medical directors or associated physicians, it could adversely affect our business.

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

Most of our outstanding employee stock-based compensation awards include a provision accelerating the vesting of the awards in the event of a change of control. We also maintain a change of control protection program for our employees who do not have a significant number of stock awards, which has been in place since 2001, and which provides for cash bonuses to the employees in the event of a change of control. Based on the market price of our common stock and shares outstanding on June 30, 2015, these cash bonuses would total approximately $677 million if a change of control transaction occurred at that price and our Board of Directors did not modify this program. These change of control provisions may affect the price an acquirer would be willing to pay for our Company.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Share repurchases

The following table summarizes the Company’s repurchases of its common stock during the second quarter of 2015:

				Approximate dollar value
			Total number	of shares that
			of shares	may yet be
			purchased as	purchased under
	Total number	Average	part of publicly	the plans
	of shares	price paid	announced plans	or programs
Period	purchased	per share	or programs	(in millions)
April 1-30, 2015	175,710	$79.96	175,710	$1,000.0
May 1-31, 2015	—	—	—	1,000.0
June 1-30, 2015	—	—	—	1,000.0
Total	175,710	$79.96	175,710

In November 2010, our Board of Directors authorized repurchases of our common stock in an aggregate amount of up to $800 million. This share repurchase program has no expiration date. We are authorized to make purchases from time to time in the open market or in privately negotiated transactions, depending upon market conditions and other considerations. On April 14, 2015, our Board of Directors approved additional share repurchases in the amount of $726 million. These recently approved share repurchases are in addition to the approximately $274 million remaining under our Board of Directors’ prior share repurchase approval announced on November 4, 2010. As a result, we now have a total of $1.0 billion outstanding authorizations available for share repurchases. These share repurchase authorizations have no expiration dates. However, we are subject to share repurchase limitations under the terms of the Senior Secured Credit Facilities and the indentures governing our senior notes.

Items 3, 4 and 5 are not applicable

Item 6.	Exhibits

(a) Exhibits

Exhibit
Number

4.1	Indenture, dated April 17, 2015, by and among DaVita HealthCare Partners Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee. (1)

4.2	Form of 5.000% Senior Notes due 2025 and related Guarantee (included in Exhibit 4.1). (1)

12.1	Ratio of earnings to fixed charges. ✓

31.1	Certification of the Chief Executive Officer, dated August 4, 2015, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

31.2	Certification of the Chief Financial Officer, dated August 4, 2015, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

32.1	Certification of the Chief Executive Officer, dated August 4, 2015, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

32.2	Certification of the Chief Financial Officer, dated August 4, 2015, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

101.INS	XBRL Instance Document. ✓

101.SCH	XBRL Taxonomy Extension Schema Document. ✓

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. ✓

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. ✓

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. ✓

101.PRE	XBRL Taxonomy Extension Presentation, Linkbase Document. ✓

_____________

✓	Filed herewith.
(1)	Filed on April 17, 2015 as an exhibit to the Company’s Current Report on Form 8-K.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAVITA HEALTHCARE PARTNERS INC.

BY:	/s/ JAMES K. HILGER
James K. Hilger
Interim Chief Financial Officer and Chief Accounting Officer*

Date: August 4, 2015

*	Mr. Hilger has signed both on behalf of the Registrant as a duly authorized officer and as the Registrant’s principal accounting officer.

INDEX TO EXHIBITS

Exhibit
Number

4.1	Indenture, dated April 17, 2015, by and among DaVita HealthCare Partners Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee. (1)

4.2	Form of 5.000% Senior Notes due 2025 and related Guarantee (included in Exhibit 4.1). (1)

12.1	Ratio of earnings to fixed charges. ✓

31.1	Certification of the Chief Executive Officer, dated August 4, 2015, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

31.2	Certification of the Chief Financial Officer, dated August 4, 2015, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

32.1	Certification of the Chief Executive Officer, dated August 4, 2015, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

32.2	Certification of the Chief Financial Officer, dated August 4, 2015, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

101.INS	XBRL Instance Document. ✓

101.SCH	XBRL Taxonomy Extension Schema Document. ✓

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. ✓

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. ✓

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. ✓

101.PRE	XBRL Taxonomy Extension Presentation, Linkbase Document. ✓

✓	Filed herewith.
(1)	Filed on April 17, 2015 as an exhibit to the Company’s Current Report on Form 8-K.