Form 10-Q
period 2015-09-30
DAVITA HEALTHCARE PARTNERS INC.
filed 2015-11-05
CIK 927066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

For the Quarterly Period Ended September 30, 2015

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

As of October 30, 2015, the number of shares of the Registrant’s common stock outstanding was approximately 211.0 million shares and the aggregate market value of the common stock outstanding held by non-affiliates based upon the closing price of these shares on the New York Stock Exchange was approximately $16.4 billion.

DAVITA HEALTHCARE PARTNERS INC.

Note: Items 3, 4 and 5 of Part II are omitted because they are not applicable.

i

DAVITA HEALTHCARE PARTNERS INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(dollars in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Patient service revenues	$2,414,034	$2,242,533	$7,049,428	$6,543,880
Less: Provision for uncollectible accounts	(109,452)	(98,971)	(314,581)	(270,220)
Net patient service revenues	2,304,582	2,143,562	6,734,847	6,273,660
Capitated revenues	926,847	848,546	2,643,552	2,435,480
Other revenues	294,236	259,716	869,849	757,949
Total net revenues	3,525,665	3,251,824	10,248,248	9,467,089
Operating expenses and charges:
Patient care costs and other costs	2,501,015	2,326,534	7,309,703	6,752,844
General and administrative	353,492	322,822	1,047,318	905,519
Depreciation and amortization	162,062	149,196	474,694	437,682
Provision for uncollectible accounts	2,511	3,961	6,497	9,680
Equity investment income	(2,783)	(5,225)	(10,724)	(18,692)
Loss contingency accrual and settlement charge		17,000	495,000	17,000
Total operating expenses and charges	3,016,297	2,814,288	9,322,488	8,104,033
Operating income	509,368	437,536	925,760	1,363,056
Debt expense	(103,481)	(99,878)	(305,121)	(312,345)
Debt redemption and refinancing charges			(48,072)	(97,548)
Other income (loss), net	2,484	(1,246)	4,262	2,145
Income before income taxes	408,371	336,412	576,829	955,308
Income tax expense	147,064	116,628	183,893	342,366
Net income	261,307	219,784	392,936	612,942
Less: Net income attributable to noncontrolling interests	(45,435)	(35,662)	(117,204)	(97,848)
Net income attributable to DaVita HealthCare Partners Inc.	$215,872	$184,122	$275,732	$515,094
Earnings per share:
Basic net income per share attributable to DaVita HealthCare Partners Inc.	$1.02	$0.87	$1.30	$2.43
Diluted net income per share attributable to DaVita HealthCare Partners Inc.	$1.00	$0.85	$1.27	$2.38
Weighted average shares for earnings per share:
Basic	212,374,897	212,617,238	212,914,126	212,086,735
Diluted	216,691,461	217,236,493	217,421,213	216,695,033

See notes to condensed consolidated financial statements.

DAVITA HEALTHCARE PARTNERS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(dollars in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income	$261,307	$219,784	$392,936	$612,942
Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on interest rate swap and cap agreements:
Unrealized (losses) gains on interest rate swap and cap agreements	(1,851)	537	(10,064)	(7,177)
Reclassifications of net swap and cap agreements realized losses into net income	771	1,403	2,372	9,759
Unrealized (losses) gains on investments:
Unrealized (losses) gains on investments	(1,651)	(392)	(1,368)	517
Reclassification of net investment realized gains into net income	(203)	—	(376)	(207)
Foreign currency translation adjustments	(7,023)	(13,838)	(19,883)	(11,871)
Other comprehensive loss	(9,957)	(12,290)	(29,319)	(8,979)
Total comprehensive income	251,350	207,494	363,617	603,963
Less: Comprehensive income attributable to noncontrolling interests	(45,435)	(35,662)	(117,204)	(97,848)
Comprehensive income attributable to DaVita HealthCare Partners Inc.	$205,915	$171,832	$246,413	$506,115

See notes to condensed consolidated financial statements.

DAVITA HEALTHCARE PARTNERS INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands, except per share data)

	September 30,	December 31,
	2015	2014
ASSETS
Cash and cash equivalents	$1,047,419	$965,241
Short-term investments	922,848	337,399
Accounts receivable, less allowance of $261,850 and $242,674	1,699,892	1,525,849
Inventories	173,050	136,085
Other receivables	416,932	400,916
Other current assets	175,715	186,842
Income tax receivable	48,963	83,839
Deferred income taxes	253,067	240,626
Total current assets	4,737,886	3,876,797
Property and equipment, net of accumulated depreciation of $2,305,141 and $2,029,506	2,621,918	2,469,099
Intangibles, net of accumulated amortization of $751,806 and $621,891	1,826,782	1,949,498
Equity investments	67,883	65,637
Long-term investments	90,393	89,389
Other long-term assets	62,387	77,000
Goodwill	9,487,579	9,415,295
	$18,894,828	$17,942,715
LIABILITIES AND EQUITY
Accounts payable	$487,945	$445,453
Other liabilities	632,331	510,223
Accrued compensation and benefits	835,518	698,475
Medical payables	340,143	314,347
Current portion of long-term debt	114,617	120,154
Total current liabilities	2,410,554	2,088,652
Long-term debt	9,082,096	8,383,280
Other long-term liabilities	406,035	389,806
Deferred income taxes	906,807	890,701
Total liabilities	12,805,492	11,752,439
Commitments and contingencies:
Noncontrolling interests subject to put provisions	897,139	829,965
Equity:
Preferred stock ($0.001 par value, 5,000,000 shares authorized; none issued)
Common stock ($0.001 par value, 450,000,000 shares authorized; 216,632,600 and 215,640,968 shares issued and 211,009,593 and 215,640,968 shares outstanding, respectively)	217	216
Additional paid-in capital	1,106,342	1,108,211
Retained earnings	4,362,835	4,087,103
Treasury stock (5,623,007 shares)	(424,705)
Accumulated other comprehensive loss	(54,336)	(25,017)
Total DaVita HealthCare Partners Inc. shareholders’ equity	4,990,353	5,170,513
Noncontrolling interests not subject to put provisions	201,844	189,798
Total equity	5,192,197	5,360,311
	$18,894,828	$17,942,715

See notes to condensed consolidated financial statements.

DAVITA HEALTHCARE PARTNERS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Nine months ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net income	$392,936	$612,942
Adjustments to reconcile net income to cash provided by operating activities:
Settlement charge and loss contingency accrual	495,000	17,000
Settlement payments	(493,775)
Depreciation and amortization	474,694	437,335
Debt redemption and refinancing charges	48,072	97,548
Stock-based compensation expense	42,794	44,323
Tax benefits from stock award exercises	31,069	45,527
Excess tax benefits from stock award exercises	(19,555)	(32,665)
Deferred income taxes	(1,994)	(2,167)
Equity investment income, net	10,563	6,007
Other non-cash charges and loss on disposal of assets	26,583	30,604
Changes in operating assets and liabilities, other than from acquisitions and divestitures:
Accounts receivable	(178,148)	16,610
Inventories	(35,856)	(25,198)
Other receivables and other current assets	54,924	7,563
Other long-term assets	1,940	2,622
Accounts payable	11,473	2,332
Accrued compensation and benefits	123,081	147,570
Other current liabilities	96,671	72,932
Income taxes	35,282	72,283
Other long-term liabilities	4,773	(23,770)
Net cash provided by operating activities	1,120,527	1,529,398
Cash flows from investing activities:
Additions of property and equipment	(462,213)	(443,507)
Acquisitions	(90,709)	(218,117)
Proceeds from asset and business sales	6,865	3,620
Purchase of investments available for sale	(6,667)	(7,138)
Purchase of investments held-to-maturity	(1,555,604)	(163,046)
Proceeds from sale of investments available for sale	1,961	1,321
Proceeds from investments held-to-maturity	969,549	27,781
Purchase of intangible assets	—	(50)
Purchase of equity investments	(13,623)	(32,483)
Distributions received on equity investments	57	434
Net cash used in investing activities	(1,150,384)	(831,185)
Cash flows from financing activities:
Borrowings	41,371,392	46,619,292
Payments on long-term debt and other financing costs	(40,732,075)	(46,587,984)
Deferred financing costs and debt redemption and refinancing costs	(59,354)	(122,154)
Purchase of treasury stock	(384,110)
Distributions to noncontrolling interests	(125,938)	(105,143)
Stock award exercises and other share issuances, net	19,802	14,524
Excess tax benefits from stock award exercises	19,555	32,665
Contributions from noncontrolling interests	28,212	38,083
Proceeds from sales of additional noncontrolling interests		3,777
Purchase of noncontrolling interests	(23,605)	(12,069)
Net cash provided by (used in) financing activities	113,879	(119,009)
Effect of exchange rate changes on cash and cash equivalents	(1,844)	1,582
Net increase in cash and cash equivalents	82,178	580,786
Cash and cash equivalents at beginning of the year	965,241	946,249
Cash and cash equivalents at end of the period	$1,047,419	$1,527,035

See notes to condensed consolidated financial statements.

DAVITA HEALTHCARE PARTNERS INC.

CONSOLIDATED STATEMENTS OF EQUITY

(unaudited)

(dollars and shares in thousands)

										Non-
	Non-									controlling
	controlling	DaVita HealthCare Partners Inc. Shareholders’ Equity								interests
	interests							Accumulated		not
	subject to			Additional				other		subject to
	put	Common		paid-in	Retained			comprehensive		put
	provisions	stock		capital	earnings	Treasury stock		loss	Total	provisions
Balance at December 31, 2013	$697,300	213,163	$213	$1,070,922	$3,363,989	—	$—	$(2,645)	$4,432,479	$173,062
Comprehensive income:
Net income	88,425				723,114				723,114	51,791
Other comprehensive loss	—							(22,372)	(22,372)
Stock purchase shares issued		298		19,010					19,010
Stock unit shares issued		304	1	(28)					(27)
Stock-settled SAR shares issued		1,876	2	(2)					—
Stock-settled stock-based compensation expense				54,969					54,969
Excess tax benefits from stock awards exercised				45,271					45,271
Distributions to noncontrolling interests	(93,884)									(55,455)
Contributions from noncontrolling interests	41,876									22,779
Sales and assumptions of additional noncontrolling interests	25,220			355					355	4,165
Purchases from noncontrolling interests	(6,111)			(5,357)					(5,357)	(6,544)
Other reclassification				210					210
Changes in fair value of noncontrolling interests	77,139			(77,139)					(77,139)
Balance at December 31, 2014	$829,965	215,641	$216	$1,108,211	$4,087,103	—	$—	$(25,017)	$5,170,513	$189,798
Comprehensive income:
Net income	74,221				275,732				275,732	42,983
Other comprehensive loss								(29,319)	(29,319)
Stock unit shares issued		343	—	5					5
Stock-settled SAR shares issued		649	1	(1)					—
Stock-settled stock-based compensation expense				43,022					43,022
Excess tax benefits from stock awards exercised				19,555					19,555
Distributions to noncontrolling interests	(74,874)									(51,064)
Contributions from noncontrolling interests	14,951									13,261
Assumptions of additional noncontrolling interests	12,031									6,866
Purchase of noncontrolling interests	(3,090)			(20,515)					(20,515)
Changes in fair value of noncontrolling interests	43,935			(43,935)					(43,935)
Purchase of treasury stock						(5,623)	(424,705)		(424,705)
Balance at September 30, 2015	$897,139	216,633	$217	$1,106,342	$4,362,835	(5,623)	$(424,705)	$(54,336)	$4,990,353	$201,844

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

1.	Condensed consolidated interim financial statements

The condensed consolidated interim financial statements included in this report are prepared by the Company without audit. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations are reflected in these consolidated interim financial statements. All significant intercompany accounts and transactions have been eliminated. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The most significant estimates and assumptions underlying these financial statements and accompanying notes generally involve revenue recognition and accounts receivable, contingencies, impairments of long-lived assets and goodwill, fair value estimates, accounting for income taxes, variable compensation accruals, consolidation of variable interest entities, purchase accounting valuation estimates, long-term incentive program compensation and medical liability claims. The results of operations for the nine months ended September 30, 2015 are not necessarily indicative of the operating results for the full year. The condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Prior year balances and amounts have been reclassified to conform to the current year presentation. The Company has evaluated subsequent events through the date these condensed consolidated financial statements were issued and has included all necessary adjustments and disclosures.

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

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

The reconciliations of the numerators and denominators used to calculate basic and diluted earnings per share are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Basic:
Net income attributable to DaVita HealthCare Partners Inc.	$215,872	$184,122	$275,732	$515,094
Weighted average shares outstanding during the period	214,569	214,810	215,108	214,280
Vested stock units	—	1	—	1
Contingently returnable shares held in escrow for the DaVita HealthCare Partners merger	(2,194)	(2,194)	(2,194)	(2,194)
Weighted average shares for basic earnings per share calculation	212,375	212,617	212,914	212,087
Basic net income per share attributable to DaVita HealthCare Partners Inc.	$1.02	$0.87	$1.30	$2.43
Diluted:
Net income attributable to DaVita HealthCare Partners Inc.	$215,872	$184,122	$275,732	$515,094
Weighted average shares outstanding during the period	214,569	214,810	215,108	214,280
Vested stock units	—	1	—	1
Assumed incremental shares from stock plans	2,122	2,425	2,313	2,414
Weighted average shares for diluted earnings per share calculation	216,691	217,236	217,421	216,695
Diluted net income per share attributable to DaVita HealthCare Partners Inc.	$1.00	$0.85	$1.27	$2.38
Anti-dilutive potential common shares excluded from calculation (1)	1,184	1,422	1,092	1,804

______________

(1)	Shares associated with stock-settled stock appreciation rights that are excluded from the diluted denominator calculation because they are anti-dilutive under the treasury stock method.

3.	Accounts receivable

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

During the nine months ended September 30, 2015, the Company’s allowance for doubtful accounts increased by $19,176. This was primarily due to an increase in U.S. dialysis and lab provision for uncollectible accounts as a result of an increase in write-offs of certain balances. There were no unusual transactions impacting the allowance for doubtful accounts.

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

The Company’s investments in securities consist of the following:

	September 30, 2015			December 31, 2014
	Held to	Available		Held to	Available
	maturity	for sale	Total	maturity	for sale	Total
Certificates of deposit and money market funds due within one year	$921,648	$—	$921,648	$335,975	$—	$335,975
Investments in mutual funds and common stock	—	31,343	31,343	—	28,123	28,123
	$921,648	$31,343	$952,991	$335,975	$28,123	$364,098
Short-term investments	$921,648	$1,200	$922,848	$335,975	$1,424	$337,399
Long-term investments	—	30,143	30,143	—	26,699	26,699
	$921,648	$31,343	$952,991	$335,975	$28,123	$364,098

The cost of the certificates of deposit and money market funds at September 30, 2015 and December 31, 2014 approximates their fair value. As of September 30, 2015 and December 31, 2014, the available-for-sale investments included $2,700 and $4,976 of gross pre-tax unrealized gains, respectively. During the nine months ended September 30, 2015, the Company recorded gross pre-tax unrealized losses of $1,992, or $1,446 after tax, in other comprehensive income associated with changes in the fair value of these investments. During the nine months ended September 30, 2015, the Company sold investments in mutual funds for net proceeds of $1,611 and recognized a pre-tax gain of $284, or $173 after-tax, which was previously recorded in other comprehensive income. During the nine months ended September 30, 2014, the Company sold investments in mutual funds for net proceeds of $1,321 and recognized a pre-tax gain of $340, or $207 after-tax, which was previously recorded in other comprehensive income.

The investments in mutual funds classified as available-for-sale are held within a trust to fund existing obligations associated with several of the Company’s non-qualified deferred compensation plans.

As of September 30, 2015, the Company held $5,000 of preferred stock in a privately held company that is accounted for under the cost method as this investment does not have a readily determinable fair value.

Certain HCP entities are required to maintain minimum cash balances in order to comply with regulatory requirements in conjunction with medical claim reserves. As of September 30, 2015, this minimum cash balance was approximately $54,900.

5.	Goodwill

Changes in goodwill by reportable segments were as follows:

			Other-ancillary
	U.S. dialysis and		services and
	related lab services	HCP	strategic initiatives	Consolidated total
Balance at January 1, 2014	$5,469,473	$3,516,162	$227,339	$9,212,974
Acquisitions	143,021	48,649	29,844	221,514
Divestitures	(1,851)	—	—	(1,851)
Foreign currency and other adjustments	—	(2,277)	(15,065)	(17,342)
Balance at December 31, 2014	$5,610,643	$3,562,534	$242,118	$9,415,295
Acquisitions	21,910	27,665	39,558	89,133
Divestitures	—	(446)	—	(446)
Foreign currency and other adjustments	—	—	(16,403)	(16,403)
Balance at September 30, 2015	$5,632,553	$3,589,753	$265,273	$9,487,579

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

As a result, the Company has determined that three of its HCP reporting units, HCP California, HCP Nevada and HCP New Mexico, remain at risk of goodwill impairment. As of September 30, 2015, HCP California, HCP Nevada and HCP New Mexico have goodwill of $2,518,569, $520,968, and $71,684, respectively.

The Company prepared valuation updates, informed by third-party assistance, for these three businesses as of September 30, 2015, which indicate that the estimated fair values of HCP California, HCP Nevada and HCP New Mexico exceed their total carrying values by approximately 15.2%, 8.8% and 16.2%, respectively.

Further reductions in HCP’s reimbursement rates or other significant adverse changes in its expected future cash flows or valuation assumptions could result in a goodwill impairment charge in the future. For example, a sustained, long-term reduction of 3% in operating income for HCP California, HCP Nevada and HCP New Mexico could reduce their estimated fair values by up to 1.8%, 1.9% and 2.1%, respectively. Separately, an increase in their respective discount rates of 100 basis points could reduce the estimated fair values of HCP California, HCP Nevada and HCP New Mexico by up to 4.6%, 3.4% and 3.9%, respectively.

During the first nine months of 2015, the Company recorded an immaterial goodwill impairment charge related to its international operations. Except as described above, no significant goodwill associated with the Company’s various other reporting units was considered at risk of impairment as of September 30, 2015. Since the dates of the Company’s last annual goodwill impairment tests, there have been certain developments, events, changes in operating performance and other changes in key circumstances that have affected the Company’s businesses. However, these have not caused management to believe it is more likely than not that the fair value of any of its reporting units would be less than its carrying amount.

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

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

The following table shows the components of changes in health care costs payable for the nine months ended September 30, 2015:

Nine months ended
September 30, 2015
Health care costs payable, beginning of the period	$214,405
Add: Components of incurred health care costs
Current year	1,193,444
Prior years	(1,327)
Total incurred health care costs	1,192,117
Less: Claims paid
Current year	1,008,193
Prior years	195,460
Total claims paid	1,203,653
Health care costs payable, end of the period	$202,869

The Company’s prior year estimates of health care costs payable decreased by $1,327 resulting from certain medical claims being settled for amounts less than originally estimated. When significant increases (decreases) in prior-year health care cost estimates occur that the Company believes significantly impacts its current year operating results, the Company discloses that amount as unfavorable (favorable) development of prior-year’s health care cost estimates. Actual claim payments for prior year services have not been materially different from the Company’s year-end estimates.

7.	Income taxes

As of September 30, 2015, the Company’s total liability for unrecognized tax benefits relating to tax positions that do not meet the more-likely-than-not threshold is $36,004, all of which would impact the Company’s effective tax rate if recognized. This balance represents an increase of $4,127 from the December 31, 2014 balance of $31,877.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in its income tax expense. At September 30, 2015 and December 31, 2014, the Company had approximately $10,174 and $10,123, respectively, accrued for interest and penalties related to unrecognized tax benefits, net of federal tax benefits.

8.	Long-term debt

Long-term debt was comprised of the following:

	September 30,	December 31,
	2015	2014
Senior Secured Credit Facilities:
Term Loan A	$937,500	$975,000
Term Loan B	3,456,250	3,482,500
Senior notes	4,500,000	3,775,000
Acquisition obligations and other notes payable	61,348	69,045
Capital lease obligations	255,897	218,097
Total debt principal outstanding	9,210,995	8,519,642
Discount on long-term debt	(14,282)	(16,208)
	9,196,713	8,503,434
Less current portion	(114,617)	(120,154)
	$9,082,096	$8,383,280

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

Scheduled maturities of long-term debt at September 30, 2015 were as follows:

2015 (remainder of the year)	29,880
2016	119,395
2017	149,372
2018	160,391
2019	734,892
2020	58,790
Thereafter	7,958,275

During the first nine months of 2015, the Company made mandatory principal payments under its Senior Secured Credit Facilities totaling $37,500 on the Term Loan A and $26,250 on the Term Loan B.

In April 2015, the Company issued $1,500,000 5.0% Senior Notes due 2025 (the 5.0% Senior Notes). The 5.0% Senior Notes pay interest on May 1 and November 1 of each year beginning November 1, 2015. The 5.0% Senior Notes are unsecured senior obligations and rank equally in right of payment with the Company’s existing and future unsecured senior indebtedness. The 5.0% Senior Notes are guaranteed by certain of the Company’s domestic subsidiaries. The Company may redeem up to 35% of the 5.0% Senior Notes at any time prior to May 1, 2018 at a certain specified price from the proceeds of one or more equity offerings. In addition, the Company may redeem some or all of the 5.0% Senior Notes at any time prior to May 1, 2020 at make whole redemption prices and on or after such date at certain specified redemption rates. The proceeds from the 5.0% Senior Notes were used to repurchase all of the outstanding principal balances of the $775,000 6 ⅝% Senior Notes due 2020 (the 6 ⅝% Notes) through a combination of a tender offer and a redemption process and to pay fees and expenses. The remaining proceeds may be used for general corporate purposes, future acquisitions and share repurchases. As a result of these transactions, the Company incurred $48,072 in debt redemption charges consisting of tender and redemption fees as well as the write-off of deferred financing fees associated with the repurchase of the 6 ⅝% Senior Notes.

The Company has entered into several interest rate swap agreements as a means of hedging its exposure to and volatility from variable-based interest rate changes as part of its overall interest rate risk management strategy. These agreements are not held for trading or speculative purposes and have the economic effect of converting the LIBOR variable component of the Company’s interest rate to a fixed rate. These swap agreements are designated as cash flow hedges, and as a result, hedge-effective gains or losses resulting from changes in the fair values of these swaps are reported in other comprehensive income until such time as the hedged forecasted cash flows occur, at which time the amounts are reclassified into net income. Net amounts paid or received for each specific swap tranche that have settled have been reflected as adjustments to debt expense. In addition, the Company has entered into several active and forward interest rate cap agreements that have the economic effect of capping the Company’s maximum exposure to LIBOR variable interest rate changes on specific portions of the Company’s floating rate debt, as described below. The cap agreements are also designated as cash flow hedges and, as a result, changes in the fair values of these cap agreements are reported in other comprehensive income. The amortization of the original cap premium is recognized as a component of debt expense on a straight-line basis over the term of the cap agreements. The swap and cap agreements do not contain credit-risk contingent features.

As of September 30, 2015, the Company maintains several interest rate swap agreements that were entered into in March 2013 with amortizing notional amounts totaling $783,750. These agreements have the economic effect of modifying the LIBOR variable component of the Company’s interest rate on an equivalent amount of the Company’s Term Loan A to fixed rates ranging from 0.49% to 0.52%, resulting in an overall weighted average effective interest rate of 2.26%, including the Term Loan A margin of 2.00%. The overall weighted average effective interest rate also includes the effects of $153,750 of unhedged Term Loan A debt that bears interest at LIBOR plus an interest rate margin of 2.00%. The swap agreements expire on September 30, 2016 and require monthly interest payments. During the nine months ended September 30, 2015, the Company recognized debt expense of $2,061 from these swaps. As of September 30, 2015, the total fair value of these swap agreements was a net liability of approximately $914. During the nine months ended September 30, 2015, the Company recorded a loss of $4,798 in other comprehensive income due to a decrease in the unrealized fair value of these swap agreements. The Company estimates that approximately $914 of existing unrealized pre-tax losses in other comprehensive income at September 30, 2015 will be reclassified into income over the next twelve months.

As of September 30, 2015, the Company maintains several forward interest rate cap agreements that were entered into in November 2014 with notional amounts totaling $3,500,000. These forward cap agreements will be effective September 30, 2016 and will have the economic effect of capping the LIBOR variable component of the Company’s interest rate at a maximum of 3.50% on an equivalent amount of the Company’s debt. The cap agreements expire on June 30, 2018. As of September 30, 2015, the total fair value of these cap agreements was an asset of approximately $2,176. During the nine months ended September 30, 2015, the Company recorded a loss of $10,164 in other comprehensive income due to a decrease in the unrealized fair value of these cap agreements.

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

As of September 30, 2015, the Company maintains several active interest rate cap agreements that were entered into in March 2013 with notional amounts totaling $2,735,000 on the Company’s Term Loan B debt. These agreements have the economic effect of capping the LIBOR variable component of the Company’s interest rate at a maximum of 2.50% on an equivalent amount of the Company’s Term Loan B. During the nine months ended September 30, 2015, the Company recognized debt expense of $1,829 from these caps. The cap agreements expire on September 30, 2016. As of September 30, 2015, the total fair value of these cap agreements was an asset of approximately $43. During the nine months ended September 30, 2015, the Company recorded a loss of $1,551 in other comprehensive income due to a decrease in the unrealized fair value of these cap agreements.

In October 2015, the Company entered into several forward interest rate cap agreements with notional amounts totaling $3,500,000. These forward cap agreements will be effective June 29, 2018 and will have the economic effect of capping the LIBOR variable component of the Company’s interest rate at a maximum of 3.50% on an equivalent amount of its debt. These cap agreements expire on June 30, 2020.

The following table summarizes the Company’s derivative instruments as of September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
Derivatives designated as hedging	Balance sheet		Balance sheet
instruments	location	Fair value	location	Fair value
Interest rate swap agreements	Other short-term liabilities	$914	Other short-term liabilities	$1,457
Interest rate swap agreements	Other long-term assets	$—	Other long-term assets	$3,281
Interest rate cap agreements	Other long-term assets	$2,219	Other long-term assets	$13,934

The following table summarizes the effects of the Company’s interest rate swap and cap agreements for the three and nine months ended September 30, 2015 and 2014:

	Amount of					Amount of
	(losses) gains recognized in					losses reclassified
	OCI on interest rate swap					from accumulated
	and cap agreements				Location of	OCI into income
	Three months ended		Nine months ended		losses reclassified	Three months ended		Nine months ended
Derivatives designated	September 30,		September 30,		from accumulated	September 30,		September 30,
as cash flow hedges	2015	2014	2015	2014	OCI into income	2015	2014	2015	2014
Interest rate swap agreements	$(1,128)	$1,058	$(4,798)	$(6,728)	Debt expense	$(655)	$(795)	$(2,061)	$(11,495)
Interest rate cap agreements	(1,909)	(178)	(11,715)	(5,052)	Debt expense	(609)	(1,507)	(1,829)	(4,521)
Tax benefit (expense)	1,186	(343)	6,449	4,603		493	899	1,518	6,257
Total	$(1,851)	$537	$(10,064)	$(7,177)		$(771)	$(1,403)	$(2,372)	$(9,759)

As of September 30, 2015, the interest rate on the Company’s Term Loan B debt is effectively fixed because of an embedded LIBOR floor which is higher than actual LIBOR as of such date. The Term Loan B is also subject to interest rate caps if LIBOR should rise above 2.50%. See above for further details. Interest rates on the Company’s senior notes are fixed by their terms. The LIBOR variable component of the Company’s interest rate on a majority of the Company’s Term Loan A is economically fixed as a result of interest rate swaps.

As a result of embedded LIBOR floors on the Term Loan B debt agreement and the swap and cap agreements, the Company’s overall weighted average effective interest rate on the Senior Secured Credit Facilities was 3.50%, based on the current margins in effect of 2.00% for the Term Loan A and 2.75% for the Term Loan B, as of September 30, 2015.

The Company’s overall weighted average effective interest rate during the third quarter of 2015 was 4.40% and as of September 30, 2015 was 4.40%.

As of September 30, 2015, the Company had undrawn revolving credit facilities totaling $1,000,000 of which approximately $40,000 was committed for outstanding letters of credit. In addition, the Company has outstanding letters of credit of approximately $56,000, of which $1,000 is secured by a certificate of deposit. The remaining amount is unencumbered.

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

Inquiries by the Federal Government and Certain Related Civil Proceedings

Vainer Private Civil Suit: As previously disclosed, the Company received a subpoena for documents from the Office of Inspector General (OIG) for the U.S. Department of Health and Human Services (HHS) relating to the pharmaceutical products Zemplar, Hectorol, Venofer, Ferrlecit and erythropoietin (EPO), as well as other related matters, covering the period from January 2003 to December 2008. The Company subsequently learned that the allegations underlying this inquiry were made as part of a civil complaint filed by relators, Daniel Barbir and Dr. Alon Vainer, pursuant to the qui tam provisions of the federal False Claims Act. The relators also alleged that the Company’s drug administration practices for the Company’s dialysis operations for Vitamin D and iron agents from 2003 through 2010 fraudulently created unnecessary waste, which was billed to and paid for by the government. In June 2015, the Company finalized the terms of the settlement with plaintiffs, including a settlement amount of $450,000 and attorney fees and other costs of $45,000.

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

Shareholder Derivative Claims

DaVita HealthCare Partners Inc. Derivative Litigation: On January 7, 2014, the U.S. District Court for the District of Colorado consolidated the two previously disclosed shareholder derivative lawsuits: the Haverhill Retirement System action filed on May 17, 2013 and the Clark Shareholder action filed on August 7, 2012. The court appointed Haverhill lead plaintiff. The complaints filed against the directors of the Company and against the Company, as nominal defendant allege, among other things, that the Company’s directors breached fiduciary duties to the Company relating to the 2010 and 2011 U.S. Attorney physician relationship investigations described above, the Vainer qui tam private civil suit described above and the Woodard qui tam private civil suit for which the Company previously announced a settlement in July 2012. The Company entered into a settlement with the lead plaintiff, which as previously disclosed, were described in a court-ordered notice sent to shareholders in late January 2015, and included enhancements to the Company’s corporate governance practices and provides that the Company will not oppose the derivative plaintiff’s application for an award of fees and expenses, the dollar amount of which is not material to the Company. The Court approved the settlement and entered an order granting final approval of the settlement on June 5, 2015 and final judgment in the case was entered on June 9, 2015.

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

10.	Noncontrolling interests subject to put provisions and other commitments

The Company has potential obligations to purchase the noncontrolling interests held by third parties in several of its majority-owned joint ventures, non-owned and minority-owned entities. These obligations are in the form of put provisions and are exercisable at the third-party owners’ discretion within specified periods as outlined in each specific put provision. If these put provisions were exercised, the Company would be required to purchase the third-party owners’ noncontrolling interests at either the appraised fair market value or a predetermined multiple of earnings or cash flow attributable to the noncontrolling interests put to the Company, which is intended to approximate fair value. The methodology the Company uses to estimate the fair values of noncontrolling interests subject to put provisions assumes the higher of either a liquidation value of net assets or an average multiple of earnings, based on historical earnings, patient mix and other performance indicators that can affect future results, as well as other factors. The estimated fair values of the noncontrolling interests subject to put provisions is a critical accounting estimate that involves significant judgments and assumptions and may not be indicative of the actual values at which the noncontrolling interests may ultimately be settled, which could vary significantly from the Company’s current estimates. The estimated fair values of noncontrolling interests subject to put provisions can fluctuate and the implicit multiple of earnings at which these noncontrolling interests obligations may be settled could vary significantly depending upon market conditions including potential purchasers’ access to the capital markets, which can impact the level of competition for dialysis and non-dialysis related businesses, the economic performance of these businesses and the restricted marketability of the third-party owners’ noncontrolling interests. The amount of noncontrolling interests subject to put provisions that employ a contractually predetermined multiple of earnings rather than fair value are immaterial.

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

During the nine months ended September 30, 2015, the Company granted 920 stock-settled stock appreciation rights with an aggregate grant-date fair value of $16,763 and a weighted-average expected life of approximately 4.1 years, and also granted 272 stock units with an aggregate grant-date fair value of $21,933 and a weighted-average expected life of approximately 3.1 years.

For the nine months ended September 30, 2015 and 2014, the Company recognized $100,171 and $88,323, respectively, in total LTIP expense, of which $42,794 and $44,323, respectively, represented stock-based compensation expense for stock appreciation rights, stock units and discounted employee stock plan purchases, which are primarily included in general and administrative expenses. The estimated tax benefits recorded for stock-based compensation for the nine months ended September 30, 2015 and 2014 was $14,870 and $16,075, respectively. As of September 30, 2015, the Company had $145,914 of total estimated unrecognized compensation cost for outstanding LTIP awards, including $75,635 related to stock-based compensation arrangements under the Company’s equity compensation and stock purchase plans. The Company expects to recognize the performance-based cash component of these LTIP costs over a weighted average remaining period of 1.1 years and the stock-based component of these LTIP costs over a weighted average remaining period of 1.3 years.

For the nine months ended September 30, 2015 and 2014, the Company received $31,069 and $45,527, respectively, in actual tax benefits upon the exercise of stock awards.

12.	Share repurchases

During the three months ended September 30, 2015, the Company repurchased a total of 4,556 shares of its common stock for $340,592, or an average price of $74.76 per share. During the nine months ended September 30, 2015, the Company repurchased a total of 5,623 shares of its common stock for $424,705, or an average price of $75.53 per share. The Company also repurchased a total of 2 shares of its common stock subsequent to September 30, 2015 for $156, or an average price of $71.01 per share.

On April 14, 2015, the Company’s Board of Directors approved additional share repurchases in the amount of $725,944. These share repurchases are in addition to the $274,056 remaining under the Company’s Board of Directors’ prior share repurchase approval announced on November 4, 2010. As a result of these transactions, the Company now has a total of $659,252 in outstanding authorizations available for share repurchases as of October 30, 2015. These share repurchase authorizations have no expiration dates. However, the Company is subject to share repurchase limitations under the terms of its Senior Secured Credit Facilities and the indentures governing its Senior Notes.

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

13.	Comprehensive income

	For the three months ended				For the nine months ended
	September 30, 2015				September 30, 2015
	Interest		Foreign	Accumulated	Interest		Foreign	Accumulated
	rate swap		currency	other	rate swap		currency	other
	and cap	Investment	translation	comprehensive	and cap	Investment	translation	comprehensive
	agreements	securities	adjustments	(loss) income	agreements	securities	adjustments	(loss) income
Beginning balance	$(8,407)	$3,261	$(39,233)	$(44,379)	$(1,795)	$3,151	$(26,373)	$(25,017)
Unrealized losses	(3,037)	(2,325)	(7,023)	(12,385)	(16,513)	(1,864)	(19,883)	(38,260)
Related income tax benefit	1,186	674	—	1,860	6,449	496	—	6,945
	(1,851)	(1,651)	(7,023)	(10,525)	(10,064)	(1,368)	(19,883)	(31,315)
Reclassification from accumulated other comprehensive income into net income	1,264	(333)	—	931	3,890	(617)	—	3,273
Related income tax (expense) benefit	(493)	130	—	(363)	(1,518)	241	—	(1,277)
	771	(203)	—	568	2,372	(376)	—	1,996
Ending balance	$(9,487)	$1,407	$(46,256)	$(54,336)	$(9,487)	$1,407	$(46,256)	$(54,336)

	For the three months ended				For the nine months ended
	September 30, 2014				September 30, 2014
	Interest		Foreign	Accumulated	Interest		Foreign	Accumulated
	rate swap		currency	other	rate swap		currency	other
	and cap	Investment	translation	comprehensive	and cap	Investment	translation	comprehensive
	agreements	securities	adjustments	income (loss)	agreements	securities	adjustments	(loss) income
Beginning balance	$(1,702)	$3,822	$(1,454)	$666	$(2,344)	$3,120	$(3,421)	$(2,645)
Unrealized gains (losses)	880	(567)	(13,838)	(13,525)	(11,780)	838	(11,871)	(22,813)
Related income tax (expense) benefit	(343)	175	—	(168)	4,603	(321)	—	4,282
	537	(392)	(13,838)	(13,693)	(7,177)	517	(11,871)	(18,531)
Reclassification from accumulated other comprehensive income into net income	2,302	—	—	2,302	16,016	(340)	—	15,676
Related income tax (expense) benefit	(899)	—	—	(899)	(6,257)	133	—	(6,124)
	1,403	—	—	1,403	9,759	(207)	—	9,552
Ending balance	$238	$3,430	$(15,292)	$(11,624)	$238	$3,430	$(15,292)	$(11,624)
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

On August 17, 2015, the Company entered into a definitive agreement to acquire Colorado-based Renal Ventures Limited, LLC (Renal Ventures), including a 100 percent interest in all dialysis centers owned by Renal Ventures, for approximately $415,000 in cash, subject to, among other things, adjustments for certain items such as working capital.  Renal Ventures currently operates 36 dialysis clinics in six states serving approximately 2,400 patients, and also operates other ancillary businesses. The transaction is subject to approval by the Federal Trade Commission (FTC) including Hart-Scott-Rodino antitrust clearance. The Company anticipates that it will be required by the FTC to divest a certain number of outpatient dialysis centers as a condition of the transaction. The Company currently expects the transaction to close in early 2016.

During the nine months ended September 30, 2015, the Company acquired dialysis businesses and other businesses consisting of six dialysis centers located in the U.S., seven dialysis centers located outside the U.S., three vascular access centers, and other medical businesses for a total of $90,709 in net cash and deferred purchase price obligations totaling $830. The assets and liabilities

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

for all acquisitions were recorded at their estimated fair values at the dates of the acquisitions and are included in the Company’s condensed consolidated financial statements, as are their operating results from the designated effective dates of the acquisitions. Certain income tax amounts are pending final evaluation and quantification of any pre-acquisition tax contingencies. In addition, valuation of medical claims liabilities and certain other working capital items relating to several of these acquisitions are pending final quantification.

The following table summarizes the assets acquired and liabilities assumed in these transactions and recognized at their acquisition dates at estimated fair values:

Nine months ended
September 30, 2015
Current assets	$3,324
Property and equipment	12,040
Amortizable intangible and other long-term assets	8,478
Goodwill	89,133
Long-term deferred income taxes	(750)
Noncontrolling interests assumed	(18,898)
Liabilities assumed	(1,788)
Aggregate purchase price	$91,539

Amortizable intangible assets acquired during the first nine months of 2015 had weighted-average estimated useful lives of nine years. The majority of the intangible assets acquired relate to non-compete agreements and trade names. The weighted-average amortization period for non-compete agreements was ten years. The weighted-average amortization period for trade names was three years. The total amount of goodwill deductible for tax purposes associated with these acquisitions was approximately $71,566.

Contingent earn-out obligations

The Company has several contingent earn-out obligations associated with acquisitions that could result in the Company paying the former shareholders of acquired companies a total of up to $133,791 if certain EBITDA, operating income performance targets or quality margins are met over the next one to three years.

Contingent earn-out obligations are remeasured to fair value at each reporting date until the contingencies are resolved with changes in the liability due to the re-measurement recorded in earnings. See Note 16 to these condensed consolidated financial statements for further details. As of September 30, 2015, the Company has estimated the fair value of these contingent earn-out obligations to be $30,309, of which a total of $21,915 is included in other liabilities and the remaining $8,394 is included in other long-term liabilities in the Company’s condensed consolidated balance sheet.

The following is a reconciliation of changes in the contingent earn-out obligations for the nine months ended September 30, 2015:

Beginning balance, January 1, 2015	$39,129
Remeasurement of fair value for contingent earn-out obligations	(2,818)
Payments on contingent earn-out obligations	(6,002)
$30,309

15.	Variable interest entities

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

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

Under U.S. generally accepted accounting principles (GAAP), VIEs typically include (i) entities for which the entity’s equity is not sufficient to finance its activities without additional subordinated financial support; (ii) entities for which the equity holders as a group lack the power to direct the activities that most significantly influence the entity’s economic performance, the obligation to absorb the entity’s expected losses, or the right to receive the entity’s expected returns; or (iii) entities for which the voting rights of some investors are not proportional to their obligations to absorb the entity’s losses.

Under U.S. GAAP, the Company has determined that substantially all of the entities it is associated with that qualify as VIEs must be included in its consolidated financial statements. The Company manages these entities and provides operating and capital funding as necessary for these entities to accomplish their operational and strategic objectives. A number of these entities are subject to nominee share ownership or share transfer restriction agreements that effectively transfer the majority of the economic risks and rewards of their ownership to the Company. In other cases the Company’s management agreements with these entities include both financial terms and protective and participating rights to the entities’ operating, strategic and non-clinical governance decisions which transfer substantial powers over and economic responsibility for the entities to the Company. In some cases such entities are subject to broad exclusivity or noncompetition restrictions that benefit the Company. Further, in some cases the Company has contractual arrangements with its related party nominee owners that effectively indemnify these parties from the economic losses from, or entitle the Company to the economic benefits of, these entities.

The analyses upon which these consolidation determinations rest are complex, involve uncertainties, and require significant judgment on various matters, some of which could be subject to different interpretations. At September 30, 2015, these condensed consolidated financial statements include total assets of VIEs of $652,690 and total liabilities and noncontrolling interests of VIEs to third parties of $337,476.

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

The following table summarizes the Company’s assets, liabilities and temporary equity measured at fair value on a recurring basis as of September 30, 2015:

		Quoted prices in		Significant
		active markets for	Significant other	unobservable
		identical assets	observable inputs	inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Available-for-sale securities	$31,343	$31,343	$—	$—
Interest rate cap agreements	$2,219	$—	$2,219	$—
Interest rate swap agreements	$—	$—	$—	$—
Funds on deposit with third parties	$87,710	$87,710	$—	$—
Liabilities
Contingent earn-out obligations	$30,309	$—	$—	$30,309
Interest rate swap agreements	$914	$—	$914	—
Temporary equity
Noncontrolling interests subject to put provisions	$897,139	$—	$—	$897,139

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

The available-for-sale securities represent investments in various open-ended registered investment companies, or mutual funds, and are recorded at estimated fair value based upon quoted prices reported by each mutual fund. See Note 4 to these condensed consolidated financial statements for further discussion.

The interest rate swap and cap agreements are recorded at fair value estimated from valuation models utilizing the income approach and commonly accepted valuation techniques that use inputs from closing prices for similar assets and liabilities in active markets as well as other relevant observable market inputs at quoted intervals such as current interest rates, forward yield curves, implied volatility and credit default swap pricing. The Company does not believe the ultimate amount that could be realized upon settlement of these interest rate swap and cap agreements would be materially different from the fair value estimates currently reported. See Note 8 to the condensed consolidated financial statements for further discussion.

The funds on deposit with third parties represent funds held with various third parties as required by regulation or contract and invested by those parties in various investments, which are measured at estimated fair value based primarily on quoted market prices.

The estimated fair value measurements of contingent earn-out obligations are primarily based on unobservable inputs including projected EBITDA, estimated probability of achieving gross margins or quality margins of certain medical procedures and the estimated probability of earn-out payments being made using an option pricing technique and a simulation model for expected EBITDA and operating income. In addition, a probability adjusted model was used to estimate the fair value amounts of the quality margins. The estimated fair value of these contingent earn-out obligations are remeasured as of each reporting date and could fluctuate based upon any significant changes in key assumptions, such as changes in the Company credit risk adjusted rate that is used to discount obligations to present value.

See Note 10 to these condensed consolidated financial statements for a discussion of the Company’s methodology for estimating the fair value of noncontrolling interests subject to put obligations.

Other financial instruments consist primarily of cash, accounts receivable, life insurance contracts, accounts payable, other accrued liabilities and debt. The balances of the non-debt financial instruments are presented in the consolidated financial statements at September 30, 2015 at their approximate fair values due to the short-term nature of their settlements. The carrying balance of the Company’s Senior Secured Credit Facilities totaled $4,393,750 as of September 30, 2015, and the fair value was approximately $4,382,766 based upon quoted market prices. The fair value of the Company’s senior notes was approximately $4,459,375 at September 30, 2015 based upon quoted market prices, as compared to their carrying amount of $4,500,000.

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

The Company’s ancillary services and strategic initiatives consist primarily of pharmacy services, disease management services, vascular access services, clinical research programs, physician services, direct primary care and the Company’s international dialysis operations.

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

The Company’s separate operating segments include its U.S. dialysis and related lab services business, its HCP operations in each region, each of its ancillary services and strategic initiatives, and its international operations in the European, Middle Eastern, Asia Pacific, and Latin American regions. The U.S. dialysis and related lab services business and the HCP business each qualify as separately reportable segments, and all of the other ancillary services and strategic initiatives operating segments, including the international operating segments, have been combined and disclosed in the other segments category.

The Company’s operating segment financial information included in this report is prepared on the internal management reporting basis that the chief operating decision maker uses to allocate resources and assess the financial results of the operating

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

segments. For internal management reporting, segment operations include direct segment operating expenses but exclude corporate support costs, which consist primarily of indirect labor, benefits and long-term incentive based compensation of certain departments which provide support to all of the Company’s various operating lines of business. Corporate support costs are reduced by internal management fees received from the Company’s ancillary lines of businesses.

The following is a summary of segment net revenues, segment operating margin (loss), and a reconciliation of segment operating margin to consolidated income before income taxes:

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Segment net revenues:
U.S. dialysis and related lab services
Patient service revenues:
External sources	$2,287,329	$2,153,914	$6,679,251	$6,279,263
Intersegment revenues	13,630	10,701	39,078	27,617
Total dialysis and related lab services revenues	2,300,959	2,164,615	6,718,329	6,306,880
Less: Provision for uncollectible accounts	(103,543)	(91,996)	(302,324)	(257,687)
Net dialysis and related lab services patient service revenues	2,197,416	2,072,619	6,416,005	6,049,193
Other revenues(1)	3,490	3,427	10,214	10,159
Total net dialysis and related lab services revenues	2,200,906	2,076,046	6,426,219	6,059,352
HCP
HCP revenues:
Capitated revenues	906,478	827,933	2,587,545	2,382,656
Net patient service revenues	78,938	49,783	241,385	164,081
Other revenues(2)	15,536	14,013	66,124	72,566
Intersegment capitated and other revenues	84	251	96	608
Total revenues	1,001,036	891,980	2,895,150	2,619,911
Other—Ancillary services and strategic initiatives
Net patient service revenues	41,858	31,860	116,535	88,003
Capitated revenues	20,369	20,613	56,007	52,824
Other external sources	275,210	242,277	793,511	675,224
Intersegment revenues	7,385	4,995	18,079	14,287
Total ancillary services and strategic initiatives revenues	344,822	299,745	984,132	830,338
Total net segment revenues	3,546,764	3,267,771	10,305,501	9,509,601
Elimination of intersegment revenues	(21,099)	(15,947)	(57,253)	(42,512)
Consolidated net revenues	$3,525,665	$3,251,824	$10,248,248	$9,467,089
Segment operating margin (loss):
U.S. dialysis and related lab services	$461,899	$400,226	$795,255	$1,194,874
HCP	82,562	46,339	215,192	182,341
Other—Ancillary services and strategic initiatives	(30,118)	(5,502)	(70,153)	(5,744)
Total segment operating margin	514,343	441,063	940,294	1,371,471
Reconciliation of segment operating margin to consolidated income before income taxes:
Corporate support costs	(4,975)	(3,527)	(14,534)	(8,415)
Consolidated operating income	509,368	437,536	925,760	1,363,056
Debt expense	(103,481)	(99,878)	(305,121)	(312,345)
Debt redemption and refinancing charges			(48,072)	(97,548)
Other income (loss), net	2,484	(1,246)	4,262	2,145
Consolidated income before income taxes	$408,371	$336,412	$576,829	$955,308

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

Depreciation and amortization expense by reportable segment is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
U.S. dialysis and related lab services	$111,828	$101,870	$326,281	$297,477
HCP	43,523	42,558	129,890	126,555
Ancillary services and strategic initiatives	6,711	4,768	18,523	13,650
	$162,062	$149,196	$474,694	$437,682

Summary of assets by reportable segment is as follows:

	September 30,	December 31,
	2015	2014
Segment assets
U.S. dialysis and related lab services (including equity investments of $29,784 and $28,138, respectively)	$11,752,159	$10,959,096
HCP (including equity investments of $16,618 and $15,393, respectively)	6,403,622	6,285,984
Other—Ancillary services and strategic initiatives (including equity investments of $21,481 and $22,106, respectively)	739,047	697,635
Consolidated assets	$18,894,828	$17,942,715

Expenditures for property and equipment by reportable segment is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
U.S. dialysis and related lab services.	$138,683	$149,247	$385,734	$399,114
HCP	18,885	6,121	36,870	16,401
Ancillary services and strategic initiatives	13,772	9,546	39,609	27,992
	$171,340	$164,914	$462,213	$443,507

18.	Changes in DaVita HealthCare Partners Inc.’s ownership interest in consolidated subsidiaries

The effects of changes in DaVita HealthCare Partners Inc.’s ownership interest on the Company’s equity are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income attributable to DaVita HealthCare Partners Inc.	$215,872	$184,122	$275,732	$515,094
(Decrease) increase in paid-in capital for sales of noncontrolling interests	—	(316)	—	355
Decrease in paid-in capital for the purchase of noncontrolling interests and adjustments to ownership interest	(12,094)	(1,962)	(20,515)	(506)
Net transfers to noncontrolling interests	(12,094)	(2,278)	(20,515)	(151)
Net income attributable to DaVita HealthCare Partners Inc., net of transfers to noncontrolling interests	$203,778	$181,844	$255,217	$514,943

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

19.	New accounting standards

In September 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The amendments in this ASU allow an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. This will be inclusive of the effect on earnings of changes in depreciation, amortization, or other income effects as a result of the change to provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this ASU are effective for the Company beginning on January 1, 2016, to be applied prospectively. Early adoption is permitted. The adoption of this standard will not have a material impact on the Company’s condensed consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. The amendments in this ASU apply to all inventory with the exception of inventory measured using last-in, first-out or the retail inventory method. This ASU simplifies the measurement of inventory. Under this new standard, inventory should be measured using the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonable predictable costs of completion, disposal and transportation. The amendments in this ASU are effective for the Company beginning January 1, 2017 and should be applied prospectively. Early adoption is permitted. The adoption of this standard will not have a material impact on the Company’s condensed consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU 2015-15, Interest – Imputation of Interest (Subtopic 835-30) – Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which clarifies that the treatment of debt issuance costs related to a line-of-credit may continue to be deferred in an asset position and subsequently amortized over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The amendments in these ASUs are effective for the Company beginning January 1, 2016. Early adoption is permitted. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The adoption of this standard will not have a material impact on the Company’s condensed consolidated financial statements.

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

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The amendments in the ASU clarify consolidation of VIEs regarding which reporting entity consolidates the legal entity. The amendments in the ASU are effective for the Company January 1, 2016. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s condensed consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard as issued is effective for the Company on January 1, 2017. In July 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date. This guidance approves a one-year deferral of the effective date of ASU 2014-09. The final ASU now permits the Company to adopt this standard on January 1, 2018. Early application is permitted as of the initial effective date of January 1, 2017, but not prior to that date. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

Condensed Consolidating Statements of Income

	DaVita		Non-
	HealthCare	Guarantor	Guarantor	Consolidating	Consolidated
For the three months ended September 30, 2015	Partners Inc.	subsidiaries	subsidiaries	adjustments	total
Patient service revenues	$—	$1,656,648	$795,325	$(37,939)	$2,414,034
Less: Provision for uncollectible accounts	—	(78,494)	(30,958)	—	(109,452)
Net patient service revenues	—	1,578,154	764,367	(37,939)	2,304,582
Capitated revenues	—	453,766	473,196	(115)	926,847
Other revenues	184,561	480,412	7,869	(378,606)	294,236
Total net revenues	184,561	2,512,332	1,245,432	(416,660)	3,525,665
Operating expenses	110,935	2,244,237	1,077,785	(416,660)	3,016,297
Operating income	73,626	268,095	167,647	—	509,368
Debt expense, including debt refinancing charges	(102,136)	(83,037)	(9,766)	91,458	(103,481)
Other income	89,824	2,379	1,739	(91,458)	2,484
Income tax expense	25,368	112,310	9,386	—	147,064
Equity earnings in subsidiaries	179,926	104,799	—	(284,725)	—
Net income	215,872	179,926	150,234	(284,725)	261,307
Less: Net income attributable to noncontrolling interests	—	—	—	(45,435)	(45,435)
Net income attributable to DaVita HealthCare Partners Inc.	$215,872	$179,926	$150,234	$(330,160)	$215,872

	DaVita		Non-
	HealthCare	Guarantor	Guarantor	Consolidating	Consolidated
For the three months ended September 30, 2014	Partners Inc.	subsidiaries	subsidiaries	adjustments	total
Patient service revenues	$—	$1,592,398	$683,171	$(33,036)	$2,242,533
Less: Provision for uncollectible accounts	—	(61,973)	(36,998)	—	(98,971)
Net patient service revenues	—	1,530,425	646,173	(33,036)	2,143,562
Capitated revenues	—	442,472	406,926	(852)	848,546
Other revenues	174,226	422,733	5,821	(343,064)	259,716
Total net revenues	174,226	2,395,630	1,058,920	(376,952)	3,251,824
Operating expenses	123,856	2,126,918	940,466	(376,952)	2,814,288
Operating income	50,370	268,712	118,454	—	437,536
Debt expense	(98,496)	(89,048)	(8,730)	96,396	(99,878)
Other income	94,258	388	504	(96,396)	(1,246)
Income tax expense	18,395	99,927	(1,694)	—	116,628
Equity earnings in subsidiaries	156,385	76,260	—	(232,645)	—
Net income	184,122	156,385	111,922	(232,645)	219,784
Less: Net income attributable to noncontrolling interests	—	—	—	(35,662)	(35,662)
Net income attributable to DaVita HealthCare Partners Inc.	$184,122	$156,385	$111,922	$(268,307)	$184,122

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

	DaVita		Non-
	HealthCare	Guarantor	Guarantor	Consolidating	Consolidated
For the nine months ended September 30, 2015	Partners Inc.	subsidiaries	subsidiaries	adjustments	total
Patient service revenues	$—	$4,901,959	$2,254,624	$(107,155)	$7,049,428
Less: Provision for uncollectible accounts	—	(212,816)	(101,765)	—	(314,581)
Net patient service revenues	—	4,689,143	2,152,859	(107,155)	6,734,847
Capitated revenues	—	1,340,838	1,302,862	(148)	2,643,552
Other revenues	542,412	1,360,261	21,547	(1,054,371)	869,849
Total net revenues	542,412	7,390,242	3,477,268	(1,161,674)	10,248,248
Operating expenses	363,347	7,042,896	3,077,919	(1,161,674)	9,322,488
Operating income	179,065	347,346	399,349	—	925,760
Debt expense, including debt refinancing charges	(347,719)	(253,939)	(30,532)	278,997	(353,193)
Other income	271,847	6,780	4,632	(278,997)	4,262
Income tax expense	41,215	116,934	25,744	—	183,893
Equity earnings in subsidiaries	213,754	230,501	—	(444,255)	—
Net income	275,732	213,754	347,705	(444,255)	392,936
Less: Net income attributable to noncontrolling interests	—	—	—	(117,204)	(117,204)
Net income attributable to DaVita HealthCare Partners Inc.	$275,732	$213,754	$347,705	$(561,459)	$275,732

	DaVita		Non-
	HealthCare	Guarantor	Guarantor	Consolidating	Consolidated
For the nine months ended September 30, 2014	Partners Inc.	subsidiaries	subsidiaries	adjustments	total
Patient service revenues	$—	$4,622,943	$2,007,435	$(86,498)	$6,543,880
Less: Provision for uncollectible accounts	—	(169,133)	(101,087)	—	(270,220)
Net patient service revenues	—	4,453,810	1,906,348	(86,498)	6,273,660
Capitated revenues	—	1,261,385	1,175,354	(1,259)	2,435,480
Other revenues	518,468	1,241,043	17,229	(1,018,791)	757,949
Total net revenues	518,468	6,956,238	3,098,931	(1,106,548)	9,467,089
Operating expenses	358,968	6,141,200	2,710,413	(1,106,548)	8,104,033
Operating income	159,500	815,038	388,518	—	1,363,056
Debt expense	(406,037)	(277,854)	(28,662)	302,660	(409,893)
Other income	293,733	9,323	1,749	(302,660)	2,145
Income tax expense	18,826	315,473	8,067	—	342,366
Equity earnings in subsidiaries	486,724	255,690	—	(742,414)	—
Net income	515,094	486,724	353,538	(742,414)	612,942
Less: Net income attributable to noncontrolling interests	—	—	—	(97,848)	(97,848)
Net income attributable to DaVita HealthCare Partners Inc.	$515,094	$486,724	$353,538	$(840,262)	$515,094

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

Condensed Consolidating Statements of Comprehensive Income

	DaVita		Non-
	HealthCare	Guarantor	Guarantor	Consolidating	Consolidated
For the three months ended September 30, 2015	Partners Inc.	subsidiaries	subsidiaries	adjustments	total
Net income	$215,872	$179,926	$150,234	$(284,725)	$261,307
Other comprehensive loss	(2,934)	—	(7,023)	—	(9,957)
Total comprehensive income	212,938	179,926	143,211	(284,725)	251,350
Less: comprehensive income attributable to the noncontrolling interests	—	—	—	(45,435)	(45,435)
Comprehensive income attributable to DaVita HealthCare Partners Inc.	$212,938	$179,926	$143,211	$(330,160)	$205,915

	DaVita		Non-
	HealthCare	Guarantor	Guarantor	Consolidating	Consolidated
For the three months ended September 30, 2014	Partners Inc.	subsidiaries	subsidiaries	adjustments	total
Net income	$184,122	$156,385	$111,922	$(232,645)	$219,784
Other comprehensive income (loss)	1,548	—	(13,838)	—	(12,290)
Total comprehensive income	185,670	156,385	98,084	(232,645)	207,494
Less: comprehensive income attributable to the noncontrolling interests	—	—	—	(35,662)	(35,662)
Comprehensive income attributable to DaVita HealthCare Partners Inc.	$185,670	$156,385	$98,084	$(268,307)	$171,832

	DaVita		Non-
	HealthCare	Guarantor	Guarantor	Consolidating	Consolidated
For the nine months ended September 30, 2015	Partners Inc.	subsidiaries	subsidiaries	adjustments	total
Net income	$275,732	$213,754	$347,705	$(444,255)	$392,936
Other comprehensive loss	(9,436)	—	(19,883)	—	(29,319)
Total comprehensive income	266,296	213,754	327,822	(444,255)	363,617
Less: comprehensive income attributable to the noncontrolling interests	—	—	—	(117,204)	(117,204)
Comprehensive income attributable to DaVita HealthCare Partners Inc.	$266,296	$213,754	$327,822	$(561,459)	$246,413

	DaVita		Non-
	HealthCare	Guarantor	Guarantor	Consolidating	Consolidated
For the nine months ended September 30, 2014	Partners Inc.	subsidiaries	subsidiaries	adjustments	total
Net income	$515,094	$486,724	$353,538	$(742,414)	$612,942
Other comprehensive income (loss)	2,892	—	(11,871)	—	(8,979)
Total comprehensive income	517,986	486,724	341,667	(742,414)	603,963
Less: comprehensive income attributable to the noncontrolling interests	—	—	—	(97,848)	(97,848)
Comprehensive income attributable to DaVita HealthCare Partners Inc.	$517,986	$486,724	$341,667	$(840,262)	$506,115

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

Condensed Consolidating Balance Sheets

	DaVita		Non-
	HealthCare	Guarantor	Guarantor	Consolidating	Consolidated
As of September 30, 2015	Partners Inc.	subsidiaries	subsidiaries	adjustments	total
Cash and cash equivalents	$721,477	$88,969	$236,973	$—	$1,047,419
Accounts receivable, net	—	940,399	759,493	—	1,699,892
Other current assets	941,660	956,238	92,677	—	1,990,575
Total current assets	1,663,137	1,985,606	1,089,143	—	4,737,886
Property and equipment, net	204,437	1,510,820	906,661	—	2,621,918
Amortizable intangibles, net	86,336	1,690,110	50,336	—	1,826,782
Investments in subsidiaries	8,995,822	1,580,113	—	(10,575,935)	—
Intercompany receivables	3,508,016	—	644,469	(4,152,485)	—
Other long-term assets and investments	59,900	54,381	106,382	—	220,663
Goodwill	—	8,028,591	1,458,988	—	9,487,579
Total assets	$14,517,648	$14,849,621	$4,255,979	$(14,728,420)	$18,894,828
Current liabilities	$167,134	$1,764,955	$478,465	$—	$2,410,554
Intercompany payables	—	2,725,877	1,426,608	(4,152,485)	—
Long-term debt and other long-term liabilities	8,787,905	1,362,967	244,066	—	10,394,938
Noncontrolling interests subject to put provisions	572,256	—	—	324,883	897,139
Total DaVita HealthCare Partners Inc. shareholders’ equity	4,990,353	8,995,822	1,580,113	(10,575,935)	4,990,353
Noncontrolling interests not subject to put provisions	—	—	526,727	(324,883)	201,844
Total equity	4,990,353	8,995,822	2,106,840	(10,900,818)	5,192,197
Total liabilities and equity	$14,517,648	$14,849,621	$4,255,979	$(14,728,420)	$18,894,828

	DaVita		Non-
	HealthCare	Guarantor	Guarantor	Consolidating	Consolidated
As of December 31, 2014	Partners Inc.	subsidiaries	subsidiaries	adjustments	total
Cash and cash equivalents	$698,876	$77,921	$188,444	$—	$965,241
Accounts receivable, net	—	915,851	609,998	—	1,525,849
Other current assets	362,672	930,093	92,942	—	1,385,707
Total current assets	1,061,548	1,923,865	891,384	—	3,876,797
Property and equipment, net	195,690	1,473,188	800,221	—	2,469,099
Amortizable intangibles, net	85,338	1,811,218	52,942	—	1,949,498
Investments in subsidiaries	8,868,335	1,561,195	—	(10,429,530)	—
Intercompany receivables	3,723,454	—	564,241	(4,287,695)	—
Other long-term assets and investments	70,309	60,385	101,332	—	232,026
Goodwill	—	7,958,221	1,457,074	—	9,415,295
Total assets	$14,004,674	$14,788,072	$3,867,194	$(14,717,225)	$17,942,715
Current liabilities	$180,977	$1,493,243	$414,432	$—	$2,088,652
Intercompany payables	—	3,105,173	1,182,522	(4,287,695)	—
Long-term debt and other long-term liabilities	8,124,863	1,321,321	217,603	—	9,663,787
Noncontrolling interests subject to put provisions	528,321	—	—	301,644	829,965
Total DaVita HealthCare Partners Inc. shareholders’ equity	5,170,513	8,868,335	1,561,195	(10,429,530)	5,170,513
Noncontrolling interests not subject to put provisions	—	—	491,442	(301,644)	189,798
Total equity	5,170,513	8,868,335	2,052,637	(10,731,174)	5,360,311
Total liabilities and equity	$14,004,674	$14,788,072	$3,867,194	$(14,717,225)	$17,942,715

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

Condensed Consolidating Statements of Cash Flows

	DaVita		Non-
	HealthCare	Guarantor	Guarantor	Consolidating	Consolidated
For the nine months ended September 30, 2015	Partners Inc.	subsidiaries	subsidiaries	adjustments	total
Cash flows from operating activities:
Net income	$275,732	$213,754	$347,705	$(444,255)	$392,936
Changes in operating assets and liabilities and non-cash items included in net income	(187,876)	441,752	29,460	444,255	727,591
Net cash provided by operating activities	87,856	655,506	377,165	—	1,120,527
Cash flows from investing activities:
Additions of property and equipment, net	(39,448)	(222,447)	(200,318)		(462,213)
Acquisitions	—	(73,339)	(17,370)		(90,709)
Proceeds from asset and business sales	—	6,865	—		6,865
(Purchases) proceeds from investment sales and other items	(587,583)	1,513	(18,257)		(604,327)
Net cash used in investing activities	(627,031)	(287,408)	(235,945)	—	(1,150,384)
Cash flows from financing activities:
Long-term debt and related financing costs, net	661,260	(13,183)	(8,760)		639,317
Intercompany borrowing	304,623	(320,262)	15,639		—
Other items	(404,107)	(23,605)	(97,726)		(525,438)
Net cash provided by (used in) financing activities	561,776	(357,050)	(90,847)	—	113,879
Effect of exchange rate changes on cash	—	—	(1,844)	—	(1,844)
Net increase in cash and cash equivalents	22,601	11,048	48,529		82,178
Cash and cash equivalents at beginning of period	698,876	77,921	188,444		965,241
Cash and cash equivalents at end of period	$721,477	$88,969	$236,973	$—	$1,047,419

	DaVita		Non-
	HealthCare	Guarantor	Guarantor	Consolidating	Consolidated
For the nine months ended September 30, 2014	Partners Inc.	subsidiaries	subsidiaries	adjustments	total
Cash flows from operating activities:
Net income	$515,094	$486,724	$353,538	$(742,414)	$612,942
Changes in operating assets and liabilities and non-cash items included in net income	(479,441)	578,778	74,705	742,414	916,456
Net cash provided by operating activities	35,653	1,065,502	428,243	—	1,529,398
Cash flows from investing activities:
Additions of property and equipment, net	(37,752)	(215,072)	(190,683)		(443,507)
Acquisitions	—	(204,670)	(13,447)		(218,117)
Proceeds from asset sales	—	3,620	—		3,620
Purchases of investments and other items	(137,313)	(33,111)	(2,757)		(173,181)
Net cash used in investing activities	(175,065)	(449,233)	(206,887)	—	(831,185)
Cash flows from financing activities:
Long-term debt and related financing costs, net	40,250	(9,247)	295		31,298
Intercompany borrowing	759,648	(622,853)	(136,795)		—
Other items	(74,955)	(8,292)	(67,060)		(150,307)
Net cash provided by (used in) financing activities	724,943	(640,392)	(203,560)	—	(119,009)
Effect of exchange rate changes on cash			1,582		1,582
Net increase (decrease) in cash and cash equivalents	585,531	(24,123)	19,378		580,786
Cash and cash equivalents at beginning of period	602,188	151,454	192,607		946,249
Cash and cash equivalents at end of period	$1,187,719	$127,331	$211,985	$—	$1,527,035

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

21.	Supplemental data

The following information is presented as supplemental data as required by the indentures governing the Company’s senior notes.

Condensed Consolidating Statements of Income

				Company and
	Consolidated	Physician	Unrestricted	Restricted
For the nine months ended September 30, 2015	Total	Groups	Subsidiaries	Subsidiaries(1)
Patient service operating revenues	$7,049,428	$98,305	$—	$6,951,123
Less: Provision for uncollectible accounts	(314,581)	(5,335)	—	(309,246)
Net patient service operating revenues	6,734,847	92,970	—	6,641,877
Capitated revenues	2,643,552	1,242,486	—	1,401,066
Other revenues	869,849	4,132	—	865,717
Total net operating revenues	10,248,248	1,339,588	—	8,908,660
Operating expenses	9,322,488	1,287,321	(78)	8,035,245
Operating income	925,760	52,267	78	873,415
Debt expense, including refinancing charges	(353,193)	(6,518)	—	(346,675)
Other income	4,262	195	—	4,067
Income tax expense	183,893	8,314	31	175,548
Net income	392,936	37,630	47	355,259
Less: Net income attributable to noncontrolling interests	(117,204)	—	—	(117,204)
Net income attributable to DaVita HealthCare Partners Inc.	$275,732	$37,630	$47	$238,055

(1)	After elimination of the unrestricted subsidiaries and the physician groups.

Condensed Consolidating Statements of Comprehensive Income

				Company and
	Consolidated	Physician	Unrestricted	Restricted
For the nine months ended September 30, 2015	Total	Groups	Subsidiaries	Subsidiaries(1)
Net income	$392,936	$37,630	$47	$355,259
Other comprehensive loss	(29,319)	—	—	(29,319)
Total comprehensive income	363,617	37,630	47	325,940
Less: comprehensive income attributable to the noncontrolling interests	(117,204)	—	—	(117,204)
Comprehensive income attributable to DaVita HealthCare Partners Inc.	$246,413	$37,630	$47	$208,736

(1)	After elimination of the unrestricted subsidiaries and the physician groups.

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

Condensed Consolidating Balance Sheets

				Company and
	Consolidated	Physician	Unrestricted	Restricted
As of September 30, 2015	Total	Groups	Subsidiaries	Subsidiaries(1)
Cash and cash equivalents	$1,047,419	$81,730	$—	$965,689
Accounts receivable, net	1,699,892	336,176	—	1,363,716
Other current assets	1,990,575	17,033	—	1,973,542
Total current assets	4,737,886	434,939	—	4,302,947
Property and equipment, net	2,621,918	1,902	—	2,620,016
Amortizable intangibles, net	1,826,782	6,218	—	1,820,564
Other long-term assets	220,663	69,010	2,889	148,764
Goodwill	9,487,579	15,967	—	9,471,612
Total assets	$18,894,828	$528,036	$2,889	$18,363,903
Current liabilities	$2,410,554	$249,122	$—	$2,161,432
Payables to parent	—	172,149	2,889	(175,038)
Long-term debt and other long-term liabilities	10,394,938	52,611	—	10,342,327
Noncontrolling interests subject to put provisions	897,139	—	—	897,139
Total DaVita HealthCare Partners Inc. shareholders’ equity	4,990,353	54,154	—	4,936,199
Noncontrolling interests not subject to put provisions	201,844	—	—	201,844
Shareholders’ equity	5,192,197	54,154	—	5,138,043
Total liabilities and shareholder’s equity	$18,894,828	$528,036	$2,889	$18,363,903

(1)	After elimination of the unrestricted subsidiaries and the physician groups.

Condensed Consolidating Statements of Cash Flows

				Company and
	Consolidated	Physician	Unrestricted	Restricted
For the nine months ended September 30, 2015	Total	Groups	Subsidiaries	Subsidiaries(1)
Cash flows from operating activities:
Net income	$392,936	$37,630	$47	$355,259
Changes in operating and intercompany assets and liabilities and non-cash items included in net income	727,591	(57,518)	(47)	785,156
Net cash provided by (used in) operating activities	1,120,527	(19,888)	—	1,140,415
Cash flows from investing activities:
Additions of property and equipment	(462,213)	(143)	—	(462,070)
Acquisitions and divestitures, net	(90,709)	—	—	(90,709)
Proceeds from discontinued operations	6,865	—	—	6,865
Investments and other items	(604,327)	(1,973)	—	(602,354)
Net cash used in investing activities	(1,150,384)	(2,116)	—	(1,148,268)
Cash flows from financing activities:
Long-term debt	639,317	—	—	639,317
Intercompany	—	(8,714)	—	8,714
Other items	(525,438)	—	—	(525,438)
Net cash used in by financing activities	113,879	(8,714)	—	122,593
Effect of exchange rate changes on cash	(1,844)	—	—	(1,844)
Net increase (decrease) in cash	82,178	(30,718)	—	112,896
Cash and cash equivalents at beginning of period	965,241	112,448	—	852,793
Cash and cash equivalents at end of period	$1,047,419	$81,730	$—	$965,689

(1)	After elimination of the unrestricted subsidiaries and the physician groups.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Our largest major line of business is our U.S. dialysis and related lab services, which is a leading provider of kidney dialysis services in the U.S. for patients suffering from ESRD. Our other major line of business, HCP, is a patient- and physician-focused integrated health care delivery and management company.

The following is a summary of our consolidated operating results for the third quarter of 2015 compared with the prior sequential quarter and the same quarter of 2014, as well as the nine months ended September 30, 2015 compared to the same period in 2014.

	Three months ended						Nine months ended
	September 30,		June 30,		September 30,		September 30,		September 30,
	2015		2015		2014		2015		2014
	(dollar amounts rounded to nearest million)
Net revenues:
Patient service revenues	$2,414		$2,364		$2,243		$7,050		$6,544
Less: Provision for uncollectible accounts	(109)		(106)		(99)		(315)		(270)
Net patient service revenues	2,305		2,258		2,144		6,735		6,274
Capitated revenues	927		866		848		2,643		2,435
Other revenues	294		311		260		870		758
Total consolidated net revenues	3,526	100%	3,435	100%	3,252	100%	10,248	100%	9,467	100%
Operating expenses and charges:
Patient care costs	2,501	71%	2,446	71%	2,326	72%	7,310	71%	6,753	71%
General and administrative	354	10%	352	10%	323	10%	1,047	10%	905	10%
Depreciation and amortization	162	5%	159	5%	149	5%	475	5%	438	5%
Provision for uncollectible accounts	3	—	2	—	4	—	6	—	10	—
Equity investment income	(3)	—	(5)	—	(5)	—	(11)	—	(19)	—
Loss contingency reserve and settlement charge	—	—	—	—	17	—	495	5%	17	—
Total operating expenses and charges	3,017	86%	2,954	86%	2,814	87%	9,322	91%	8,104	86%
Operating income	$509	14%	$481	14%	$438	13%	$926	9%	$1,363	14%

The following table summarizes consolidated net revenues for our Kidney Care division and our HCP division:

	Three months ended			Nine months ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2015	2015	2014	2015	2014
	(dollar amounts rounded to nearest million)
Net revenues:
Kidney Care:
U.S. dialysis and related lab services patient service revenues	$2,301	$2,252	$2,165	$6,718	$6,307
Less: Provision for uncollectible accounts	(103)	(101)	(92)	(302)	(258)
U.S. dialysis and related lab services net patient service revenues	$2,198	$2,151	$2,073	$6,416	$6,049
Other revenues	3	3	3	10	10
Total net U.S. dialysis and related lab services revenues	2,201	2,154	2,076	6,426	6,059
Other—Ancillary services and strategic initiatives revenues	283	277	247	812	690
Other—Capitated revenues	20	18	21	56	53
Other—Ancillary services and strategic initiatives net patient service revenues (less provision for uncollectible accounts)	42	39	32	116	88
Total net other-ancillary services and strategic initiatives revenues	345	334	300	984	831
Elimination of intersegment and division revenues	(21)	(19)	(16)	(57)	(43)
Total Kidney Care net revenues	2,525	2,469	2,360	7,353	6,847
HCP:
HCP capitated revenues	907	848	828	2,588	2,383
HCP net patient service revenues (less provision for uncollectible accounts)	79	82	50	241	164
Other revenues	15	36	14	66	73
Total net HCP revenues	1,001	966	892	2,895	2,620
Total consolidated net revenues	$3,526	$3,435	$3,252	$10,248	$9,467

The following table summarizes consolidated operating income and adjusted consolidated operating income:

	Three months ended			Nine months ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2015	2015	2014	2015	2014
	(dollar amounts rounded to nearest million)
Operating income:
Kidney Care:
U.S. dialysis and related lab services	$462	$438	$400	$795	$1,195
Other—Ancillary services and strategic initiatives losses	(30)	(26)	(6)	(70)	(6)
Corporate support costs	(6)	(3)	(3)	(14)	(8)
Total kidney care operating income	426	409	391	711	1,181
HCP	83	72	47	215	182
Total consolidated operating income	509	481	438	926	1,363
Reconciliation of non-GAAP measures:
Add:
Loss contingency accrual and settlement charge	—	—	17	495	17
Adjusted consolidated operating income(1)	$509	$481	$455	$1,421	$1,380

(1)

For the nine months ended September 30, 2015 we have excluded $495 million related to a settlement charge in connection with the Vainer private civil suit. In addition, for the three and nine months ended September 30, 2014, we have excluded $17 million of a loss contingency accrual related to the 2010 and 2011 U.S. Attorney physician relationship investigations. These are non-GAAP measures and are not intended as a substitute for the GAAP equivalent measures. We have presented these adjusted amounts because management believes that this presentation enhances a user’s understanding of our normal consolidated operating income by excluding unusual items which we do not believe are indicative of our ordinary results of operations. As a result, adjusting for these amounts allows for comparison to our normal prior period results. We therefore consider these adjusted consolidated operating income amounts meaningful and comparable to our prior period results.

Consolidated net revenues

Consolidated net revenues for the third quarter of 2015 increased by approximately $91 million, or 2.6%, as compared to the second quarter of 2015. The increase in consolidated net revenues was primarily due to an increase of approximately $47 million associated with the U.S. dialysis and related lab services’ net revenues, principally due to acquired and non-acquired treatment growth in existing centers, and one additional treatment day in the third quarter of 2015 as compared to the second quarter of 2015. Additionally, consolidated net revenues were positively impacted by an increase of approximately $35 million associated with HCP. The increase in HCP net revenues was primarily related to an increase in senior capitated revenue due to non-acquired growth of senior capitated members, the timing of the recognition of additional Medicaid risk sharing revenue due to decreased costs related to a lower claims experience, as well as an improved commercial risk pool performance due to improved patient utilization. These increases were partially offset by the timing of revenue associated with HCP’s annual premium reconciliation of senior capitated members and the recognition of additional revenue related to the maintenance of existing physician networks during the second quarter of 2015. The overall increase in consolidated net revenues was also due to an increase of approximately $11 million associated with our ancillary services and strategic initiatives revenues, primarily from growth in our pharmacy revenues, partially offset by an increase in reserves for refunds of prior period pharmacy reimbursements.

Consolidated net revenues for the third quarter of 2015 increased by approximately $274 million, or 8.4%, as compared to the third quarter of 2014. The increase in consolidated net revenues was primarily due to an increase of $125 million in the U.S. dialysis and related lab services’ net revenues, primarily as a result of volume growth from acquired and non-acquired treatment growth in existing and new centers and an increase in our average dialysis revenue per treatment of approximately $7. The increase in our average dialysis revenue per treatment was primarily due to improvements in our commercial payor mix and an increase in some of our commercial payment rates. The increase in consolidated net revenues was also due to an increase in HCP net revenues of $109 million, primarily due to an increase in the number of senior capitated members from acquisitions and non-acquired growth and the timing of the recognition of additional Medicaid risk sharing revenue described above for the third quarter of 2015 compared to the second quarter of 2015. This growth in consolidated net revenues was partially offset by a decline in the number of commercial members to whom HCP provides health care services as well as a decrease in senior Medicaid revenues due to the planned non-renewal of some unfavorable plans. In addition, the increase in consolidated net revenues was due to an increase of approximately $45 million in our ancillary services and strategic initiatives, mainly from growth in our pharmacy services and international operations, partially offset by an increase in reserves for refunds of prior period pharmacy reimbursements.

Consolidated net revenues for the nine months ended September 30, 2015 increased by approximately $781 million, or 8.2%, as compared to the same period in 2014. The increase in consolidated net revenues was primarily due to an increase of approximately $367 million associated with the U.S. dialysis and related lab services’ net revenues, principally due to volume growth from acquired and non-acquired treatment growth in existing and new centers, and an increase in our average dialysis revenue per treatment of approximately $6. The increase in our average revenue per treatment was primarily due to an increase in our average commercial payment rates and improvements in our commercial payor mix. Consolidated net revenues also benefited from an increase in HCP’s net revenues of approximately $275 million. The increase in HCP net revenues was primarily attributable to an increase in fee-for-service revenues from acquisitions, as well as the same factors discussed above in the third quarter of 2015 as compared to the third quarter of 2014. The increase in consolidated net revenues was also due to an increase of approximately $153 million associated with our ancillary services and strategic initiatives revenues, primarily from growth in our pharmacy services and international operations, partially offset by an increase in reserves for refunds of prior period pharmacy reimbursements.

Consolidated operating income

Consolidated operating income for the third quarter of 2015 increased by approximately $28 million, or 5.8%, as compared to the second quarter of 2015. The increase in the consolidated operating income was primarily due to an increase in U.S. dialysis and related lab services’ net revenues impacted by an increase in the number of dialysis treatments from acquired and non-acquired growth and one additional treatment day. Consolidated operating income was also positively impacted by lower professional fees, travel expenses for management meetings and long-term incentive compensation costs. The increase in consolidated operating income was also due to an increase in HCP net revenues due to lower HCP medical claims expense as a result of improved utilization and an increase in Medicaid risk sharing revenue due to a lower claims experience, partially offset by the recognition of additional revenue related to the maintenance of existing physician networks during the second quarter of 2015. Consolidated operating income was also negatively impacted by an increase in labor costs and general professional insurance costs, as well as an increase in the amount of losses recognized in our other ancillary services and strategic initiatives businesses, primarily due to an increase in reserves for refunds of prior period pharmacy reimbursements.

Consolidated operating income for the third quarter of 2015 increased by approximately $71 million as compared to the third quarter of 2014, including a loss contingency accrual of $17 million recorded in the third quarter of 2014 related to the 2010 and 2011 U.S. Attorney physician relationship investigations. Excluding this item from the third quarter of 2014, adjusted consolidated operating income for the third quarter of 2015 would have increased by $54 million, or 11.9%, as compared to the third quarter of 2014. Adjusted consolidated operating income increased primarily due to acquired and non-acquired treatment growth and an increase in average dialysis revenue per treatment of approximately $7, as discussed above. Adjusted consolidated operating income was also positively impacted by an increase in HCP’s operating income for the third quarter of 2015 of approximately $36 million. The increase was primarily attributable to an increase in senior capitated members and patient service revenues due to acquisitions and non-acquired growth, and an increase in the Medicaid risk sharing revenue recognized in the third quarter of 2015. These increases were partially offset by a decrease in operating income in our other ancillary services and strategic initiatives businesses of approximately $24 million, primarily due to an increase in reserves for refunds of prior period pharmacy reimbursements. Additionally, adjusted consolidated operating income was negatively impacted by higher labor and benefit costs, pharmaceutical costs and professional fees.

Consolidated operating income for the first nine months of 2015 decreased by approximately $437 million as compared to the same period in 2014, including a settlement charge of $495 million related to the Vainer suit and a loss contingency accrual of $17 million related to the 2010 and 2011 U.S. Attorney physician relationship investigations recorded in the first quarter of 2015 and the third quarter of 2014, respectively. Excluding these items from their respective periods, adjusted consolidated operating income for the first nine months of 2015 would have increased by $41 million, or 3.0%, as compared to the same period in 2014. This increase in adjusted consolidated operating income was primarily due to an increase in average dialysis revenue per treatment of $6 as well as strong volume growth from additional treatments. The adjusted consolidated operating income was also positively impacted by the increase in operating results of HCP, of approximately $33 million. This increase was primarily due to an increase in fee-for-service revenues due to acquisitions, senior capitated members due to acquisitions and non-acquired growth, an increase in Medicaid members due to Medicaid expansion, and an increase in Medicaid risk sharing revenue recognized in the third quarter of 2015, partially offset by a decrease in commercial members. These increases were negatively impacted by an increase in the amount of losses recognized in our other ancillary services and strategic initiatives businesses, primarily due to an increase in reserves for refunds of prior period pharmacy reimbursements and increased losses in our international businesses. Adjusted consolidated operating income was also negatively impacted by higher labor and benefit costs, and higher payroll taxes, as well as an increase in long-term incentive compensation costs, pharmaceutical costs, professional fees and in our dialysis provision for uncollectible accounts.

U.S. dialysis and related lab services business

Results of operations

	Three months ended			Nine months ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2015	2015	2014	2015	2014
	(dollar amounts rounded to nearest million, except per treatment data)
Net revenues:
Dialysis and related lab services patient service revenues	$2,301	$2,252	$2,165	$6,718	$6,307
Less: Provision for uncollectible accounts	(103)	(101)	(92)	(302)	(258)
Dialysis and related lab services net patient service revenues	$2,198	$2,151	$2,073	$6,416	$6,049
Other revenues	3	3	3	10	10
Total net dialysis and related lab services revenues	$2,201	$2,154	$2,076	$6,426	$6,059
Operating expenses and charges:
Patient care costs	1,461	1,436	1,390	4,294	4,070
General and administrative	170	174	170	528	490
Depreciation and amortization	112	110	102	326	297
Loss contingency accrual and settlement charge	—	—	17	495	17
Equity investment income	(4)	(4)	(3)	(12)	(10)
Total operating expenses and charges	1,739	1,716	1,676	5,631	4,864
Operating income	$462	$438	$400	$795	$1,195
Dialysis treatments	6,611,799	6,463,058	6,343,706	19,337,492	18,515,727
Average dialysis treatments per treatment day	83,694	82,860	80,300	82,780	79,330
Average dialysis and related lab services revenue per treatment	$348	$348	$341	$347	$341

Net revenues

Dialysis and related lab services’ net revenues for the third quarter of 2015 increased by approximately $47 million, or approximately 2.2%, as compared to the second quarter of 2015. The increase was primarily due to volume growth from acquired and non-acquired treatment growth and one additional treatment day in the third quarter of 2015 as compared to the second quarter of 2015. The average dialysis revenue per treatment remained flat quarter over quarter.

Dialysis and related lab services’ net revenues for the third quarter of 2015 increased by approximately $125 million, or approximately 6.0%, as compared to the third quarter of 2014. The increase in net revenues was principally due to volume growth from additional treatments and an increase in our average dialysis revenue per treatment of approximately $7. The increase in the number of treatments was primarily attributable to acquired and non-acquired treatment growth. The increase in our average dialysis revenue per treatment was primarily due to an increase in our average commercial payment rates and improvements in our commercial payor mix, partially offset by an increase in our provision for uncollectible accounts.

Dialysis and related lab services’ net revenues for the nine months ended September 30, 2015 increased by approximately $367 million, or approximately 6.1%, as compared to the same period in 2014. The increase in dialysis and related lab services’ net revenues was due to strong growth from additional treatments and an increase in our average dialysis revenue per treatment of approximately $6. The increase in our average dialysis revenue per treatment was primarily due to an increase in our average commercial payment rates and improvements in our commercial payor mix, partially offset by an increase in our dialysis provision for uncollectible accounts.

Provision for uncollectible accounts. The provision for uncollectible accounts receivable for dialysis and related lab services was 4.5% for the third quarter and second quarter of 2015, and 4.25% for the third quarter of 2014. We continue to experience higher amounts of non-covered Medicare write-offs due to non-covered Medicare copays. We assess our level of the provision for uncollectible accounts based upon our historical cash collection experience and trends, and have and will continue to adjust the provision as necessary as a result of changes in our cash collections.

Operating expenses and charges

Patient care costs. Dialysis and related lab services’ patient care costs of approximately $221 per treatment for the third quarter of 2015 decreased by approximately $1 per treatment as compared to the second quarter of 2015. The decrease in patient care costs per treatment was primarily due to a decrease in professional fees related to legal settlements and compliance matters, and a decline in travel expenses related to management meetings, partially offset by an increase in labor and benefit costs and an increase in general and professional insurance costs.

Dialysis and related lab services’ patient care costs per treatment for the third quarter of 2015 increased by approximately $2 per treatment as compared to the third quarter of 2014. The increase was primarily attributable to an increase in labor and benefits costs, professional fees, occupancy costs and other direct operating expenses associated with our dialysis centers. These increases were partially offset by improved productivity and lower general and professional insurance costs.

Dialysis and related lab services’ patient care costs per treatment for the nine months ended September 30, 2015 was approximately $222, which represents an increase of approximately $2 per treatment as compared to the same period in 2014. The increase was primarily attributable to an increase in labor and benefit costs, professional fees for legal and compliance matters, occupancy costs and other direct operating expenses associated with our dialysis centers, partially offset by improved productivity and lower general and professional insurance costs.

General and administrative expenses. Dialysis and related lab services’ general and administrative expenses of approximately $170 million in the third quarter of 2015 decreased by approximately $4 million as compared to the second quarter of 2015. The decrease in general and administrative expenses was primarily due to a decrease in payroll taxes and benefit costs, as well as lower long-term incentive compensation costs, partially offset by an increase in professional fees.

Dialysis and related lab services’ general and administrative expenses for the third quarter of 2015 remained relatively flat as compared to the third quarter of 2014. Long-term incentive compensation costs decreased from the third quarter of 2014, offset by increases in labor costs and payroll taxes and a slight increase in professional fees and in other general administrative costs.

Dialysis and related lab services’ general and administrative expenses of $528 million for the nine months ended September 30, 2015 increased by approximately $38 million as compared to the same period in 2014. The increase was primarily due to higher labor and benefit costs and long-term incentive compensation costs, as well as an increase in professional fees and other general administrative costs.

Depreciation and amortization. Depreciation and amortization for dialysis and related lab services was approximately $112 million for the third quarter of 2015, $110 million for the second quarter of 2015, and $102 million for the third quarter of 2014. The increases in depreciation and amortization in the third quarter of 2015, as compared to the second quarter of 2015 and the third quarter of 2014, was primarily due to growth in newly developed centers and from acquired centers.

Settlement charge. In June 2015, we finalized the terms of the settlement agreement with plaintiffs regarding the Vainer private civil suit, which includes a settlement amount of $450 million, and attorney fees and other costs of $45 million. A majority of these costs were paid in June 2015.

Corporate Integrity Agreement. In connection with the resolution of the 2010 and 2011 U.S. Attorney physician relationship investigations, we entered into a five-year corporate integrity agreement (the Corporate Integrity Agreement) with the OIG. The Corporate Integrity Agreement requires that we maintain certain elements of our compliance programs and imposes certain expanded compliance-related requirements during the term of the Corporate Integrity Agreement, including the appointment of a compliance monitor and contains certain business restrictions related to a subset of our joint venture arrangement, including our agreeing to (1) unwind 11 joint venture transactions that were created through partial divestitures to, or partial acquisitions from, nephrologists and that cover 26 of our then either wholly- or majority-owned 2,119 clinics; (2) not enter into certain types of partial divestiture joint venture transactions with nephrologists during the term of the Corporate Integrity Agreement; (3) non-enforcement of certain patient-related non-solicitation restrictions; and (4) certain other restrictions. The OIG notified us that it considers us to be in breach of the CIA because of three implementation deficiencies. We remediated these deficiencies and have paid certain stipulated penalties.

Equity investment income. Equity investment income for dialysis and related lab services was approximately $4 million for both the third and second quarter of 2015, as compared to $3 million for the third quarter of 2014. The increase in equity investment income in the third quarter of 2015 as compared to the third quarter of 2014 was primarily due to an increase in the profitability of certain joint ventures.

Accounts receivable

Our dialysis and related lab services’ accounts receivable balances, net of the provision for uncollectible accounts, at September 30, 2015 and June 30, 2015 were $1,243 million and $1,227 million, respectively, which represented approximately 51 days and 53 days, respectively. The decrease in day sales outstanding (DSO) in the third quarter of 2015 was primarily due to an increase in Medicare cash collections. Our DSO calculation is based on the current quarter’s average revenues per day. There were no significant changes during the third quarter of 2015 from the second quarter of 2015 in the amount of unreserved accounts receivable over one year old or the amounts pending approval from third-party payors.

Segment operating income

Dialysis and related lab services’ operating income for the third quarter of 2015 increased by approximately $24 million as compared to the second quarter of 2015. The increase in operating income was primarily due to acquired and non-acquired treatment growth in existing centers as well as one additional treatment day in the third quarter of 2015.  Operating income was positively impacted by lower professional fees, a decrease in travel expenses related to management meetings, and a decrease in general and administrative costs, partially offset by increases in labor costs, pharmaceutical costs, and general and professional insurance costs.

Dialysis and related lab services’ operating income for the third quarter of 2015 increased by approximately $62 million as compared to the third quarter of 2014, including a loss contingency accrual of $17 million recorded in the third quarter of 2014. Excluding this item from the third quarter of 2014, adjusted dialysis and related lab services’ operating income would have increased by $45 million. This increase in adjusted operating income was primarily attributable to volume growth in revenues from additional treatments as a result of acquired and non-acquired treatment growth, an increase in our average dialysis revenue per treatment of approximately $7, as discussed above, improved productivity and lower general and professional insurance costs. These increases were partially offset by increases in labor and benefits costs, professional fees, occupancy costs and other direct operating expenses.

Dialysis and related lab services’ operating income for the nine months ended September 30, 2015 decreased by approximately $400 million as compared to the same period in 2014, including the settlement charge of $495 million and the loss contingency accrual of $17 million recorded in the first quarter of 2015 and the third quarter of 2014, respectively. Excluding these items from their respective periods, adjusted operating income would have increased by $78 million. This increase in adjusted operating income was primarily due to an increase in our average dialysis revenue per treatment of $6, as discussed above, strong volume growth from additional treatments, improved productivity and lower general and professional insurance costs. These were partially offset by increases in the provision for uncollectible accounts, labor and benefit costs, pharmaceutical costs, professional fees for legal and compliance matters, and occupancy costs.

HCP business

Results of operations

	Three months ended						Nine months ended
	September 30,		June 30,		September 30,		September 30,		September 30,
	2015		2015		2014		2015		2014
	(dollar amounts rounded to nearest millions)
Net revenues:
HCP capitated revenue	$907	91%	$848	88%	$828	93%	$2,588	89%	$2,383	91%
Patient service revenue	84		86		56		252		176
Less: Provision for uncollectible accounts	(5)		(4)		(6)		(11)		(12)
Net patient service revenue	79	8%	82	9%	50	6%	241	9%	164	6%
Other revenues	15	1%	36	3%	14	1%	66	2%	73	3%
Total net revenues	$1,001	100%	$966	100%	$892	100%	$2,895	100%	$2,620	100%
Operating expenses:
Patient care costs	$768	77%	$750	78%	$719	80%	$2,250	79%	$2,079	79%
General and administrative expense	106	11%	102	11%	86	10%	300	10%	241	9%
Depreciation and amortization	43	4%	43	4%	42	5%	130	4%	127	5%
Equity investment income (loss)	1	—	(1)	—	(2)	—	—	—	(9)	—
Total expenses	918	92%	894	93%	845	95%	2,680	93%	2,438	93%
Operating income	$83	8%	$72	7%	$47	5%	$215	7%	$182	7%

Capitated membership information

The following table provides (i) the total number of capitated members to whom HCP provided healthcare services as of September 30, 2015, June 30, 2015 and September 30, 2014 and (ii) the aggregate member months for the three and nine months ended September 30, 2015 and September 30, 2014, and three months ended June 30, 2015. Member months represent the aggregate number of months of healthcare services HCP has provided to capitated members during a period of time:

	Members at			Members months for
				Three months ended			Nine months ended
	September 30,	June 30,	September 30,	September 30,	June 30,	September 30,	September 30,	September 30,
	2015	2015	2014	2015	2015	2014	2015	2014
HCP total capitated membership	808,300	826,500	828,300	2,445,300	2,472,400	2,481,100	7,400,100	7,263,400

In addition to the members above, HCP provided healthcare services to members of Magan Medical Group and Tandigm Health, unconsolidated joint ventures that are accounted for as equity investments. The Magan Medical Group joint venture provided healthcare services for approximately 43,500 members as of September 30, 2015, and for approximately 130,500 member months for the quarter ended September 30, 2015. The Tandigm Health joint venture provided health care services for approximately 89,700 members as of September 30, 2015, and for approximately 270,800 member months for the quarter ended September 30, 2015.

Members and member months for the third quarter of 2015 decreased from the second quarter of 2015 primarily due to a planned reduction in Medicaid members and a decline in commercial members as employers shift to less expensive options for medical services for their employees, partially offset by an increase in senior members due to non-acquired growth.

Members and member months for the third quarter of 2015 decreased from the third quarter of 2014 primarily due to a decrease in commercial members for reasons described above, as well as a planned reduction in Medicaid members and planned non-renewal of certain plans. These decreases were partially offset by increased senior members resulting from new acquisitions and non-acquired growth.

Member months for the nine months ended September 30, 2015 increased as compared to the same period in 2014 primarily due to an increase in senior capitated memberships related to acquisitions and non-acquired growth, as well as an increase in Medicaid memberships year over year due to Medicaid expansion. These increases were partially offset by the planned non-renewal of certain plans in certain markets due to unfavorable economics and a decline in commercial members.

Revenues

The following table provides HCP’s revenue by source:

	Three months ended						Nine months ended
	September 30,		June 30,		September 30,		September 30,		September 30,
	2015		2015		2014		2015		2014
	(dollars rounded to nearest millions)
HCP revenues:
Commercial revenues	$181	18%	$177	18%	$188	21%	$543	19%	$552	21%
Senior revenues	641	64%	623	64%	605	68%	1,866	65%	1,745	67%
Medicaid revenues	85	9%	48	5%	35	4%	179	6%	86	3%
Total capitated revenues	$907	91%	$848	88%	$828	93%	$2,588	90%	$2,383	91%
Patient service revenue, net of provision for uncollectible accounts	79	8%	82	8%	50	6%	241	8%	164	6%
Other revenues	15	1%	36	4%	14	1%	66	2%	73	3%
Total net revenues	$1,001	100%	$966	100%	$892	100%	$2,895	100%	$2,620	100%

Net revenues

HCP’s net revenue for the third quarter of 2015 increased by approximately $35 million, or 3.6%, as compared to the second quarter of 2015. The increase in revenue was primarily attributable to an increase in senior capitated revenue due to non-acquired growth of senior capitated members, the timing of the recognition of additional Medicaid risk sharing revenue due to decreased costs related to lower claims, as well as an improved commercial risk pool performance due to improved patient utilization. These increases were partially offset by the timing of revenue associated with HCP’s annual premium reconciliation of senior capitated members and the recognition of additional revenue related to the maintenance of existing physician networks during the second quarter of 2015.

HCP’s net revenue for the third quarter of 2015 increased by approximately $109 million, or 12.2%, as compared to the third quarter of 2014. The increase in revenue was primarily attributable to an increase in the number of senior capitated members from acquisitions and non-acquired growth, the timing of the recognition of additional Medicaid risk sharing revenue for the same reasons as described above for the third quarter of 2015 compared to the second quarter of 2015, and an increase in patient service revenue due to acquisitions. This growth in net revenues was partially offset by a decline in the number of commercial and Medicaid members to whom HCP provides health care services and a decrease in senior revenues due to the planned non-renewal of some plans due to unfavorable economics in certain markets.

HCP’s net revenue for the first nine months of 2015 increased by approximately $275 million, or 10.5%, as compared to the same period in 2014. The increase in revenue was primarily attributable to an increase in fee-for-service revenue from acquisitions, an increase in senior capitated members due to acquisitions and non-acquired growth, an increase in Medicaid memberships due to Medicaid expansion, and the timing of recognition of additional Medicaid risk sharing revenue described above. This improvement was negatively impacted by a decrease in the number of commercial members to whom HCP provides health care services, as well as a decrease in senior revenues due to the planned non-renewal of some plans due to unfavorable economics in the market.

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

Operating expenses

Patient care costs. HCP’s patient care costs of approximately $768 million for the third quarter of 2015 increased by approximately $18 million, or approximately 2.4%, as compared to the second quarter of 2015. The increase was primarily due to recognition of compensation expense related to higher Medicaid risk sharing revenues, as well as additional contractual payments made to physicians during the third quarter of 2015. These increases were partially offset by a decrease in hospital claims expense due to improved utilization during the third quarter of 2015.

HCP’s patient care costs for the third quarter of 2015 increased by approximately $49 million, or 6.8%, as compared to the third quarter of 2014. The increase was primarily attributable to an increase in senior capitated members from acquisitions and non-acquired growth, as well as market expansion and the timing of the recognition of additional benefit expense described above in the third quarter of 2015, compared to the second quarter of 2015. This increase in costs was partially offset by the decrease in commercial members to whom HCP provides health care services and a decrease in costs due to the planned non-renewal of some plans due to unfavorable economics in certain markets.

HCP’s patient care costs of approximately $2,250 million for the nine months ended September 30, 2015 increased by approximately $171 million, or 8.2%, as compared to the same period in 2014. The increase was primarily attributable to the same factors as described above in the third quarter of 2015 as compared to the third quarter of 2014.

General and administrative expenses. HCP’s general and administrative expenses of approximately $106 million for the third quarter of 2015, increased by approximately $4 million, or 3.9%, as compared to the second quarter of 2015. The increase in general and administrative expenses was primarily attributable to recognition of additional compensation expense, partially offset by lower business tax accruals in certain markets during the third quarter of 2015.

HCP’s general and administrative expenses increased by approximately $20 million, or 23.3%, as compared to the third quarter of 2014. The increase in general and administrative expenses was primarily attributable to an increase in corporate support expenses related to growth initiatives and recognition of additional compensation expense.

HCP’s general and administrative expenses of approximately $300 million for the nine months ended September 30, 2015 increased by approximately $59 million, or 24.5%, as compared to the same period in 2014. The increase in general and administrative expenses was primarily attributable to an increase in corporate support expenses related to growth initiatives.

Depreciation and amortization.  HCP’s depreciation and amortization was approximately $43 million for both the third and second quarter of 2015. Depreciation and amortization for the third quarter of 2015 increased by approximately $1 million as compared to the third quarter of 2014. Finally, depreciation and amortization of approximately $130 million for the nine months ended September 30, 2015 increased by approximately $3 million as compared to the same period in 2014. These increases are primarily attributable to depreciation and amortization of acquired assets from acquisitions.

Segment operating income

HCP’s operating income of $83 million for the third quarter of 2015 increased by approximately $11 million, or 15.3%, as compared to the second quarter of 2015. The increase was primarily attributable to higher senior capitated revenue due to non-acquired growth of senior capitated members, the timing of the recognition of Medicaid risk sharing revenue due to decreased costs as a result of lower claims, and an improved commercial risk pool performance. These increases in net revenues were partially offset by recognition of additional benefit expense related to the shared risk revenue during the third quarter of 2015, as well as the timing of revenue associated with HCP’s annual premium reconciliation of senior capitated members, and the recognition of additional revenue related to the maintenance of existing physician networks which both occurred in the second quarter of 2015, as well as higher general and administrative costs.

HCP’s operating income for the third quarter of 2015 increased by approximately $36 million, or 76.6%, as compared to the third quarter of 2014. The increase was primarily attributable to an increase in senior capitated members, higher patient service revenues due to acquisitions and non-acquired growth, and the timing of the recognition of additional Medicaid risk sharing revenue. This increase was partially offset by the decline in commercial members to whom HCP provides healthcare services and non-renewal of some plans due to unfavorable economics in certain markets and higher general and administrative costs.

HCP’s operating income of $215 million for the nine months ended September 30, 2015 increased by approximately $33 million, or 18.1%, as compared to the same period in 2014. The increase was primarily attributable to an increase in fee-for-service revenue from acquisitions, an increase in senior capitated members due to acquisitions and non-acquired growth, an increase in Medicaid members due to Medicaid expansion and the timing of the recognition of additional Medicaid risk sharing revenue. These increases were partially offset by a decrease in commercial members to whom HCP provides healthcare services, a reduction of claims expense due to the planned non-renewal of some plans due to unfavorable economics in certain markets, as well as higher general and administrative costs.

Other—Ancillary services and strategic initiatives business

Our other operations include ancillary services and strategic initiatives which are primarily aligned with our core business of providing dialysis services to our network of patients. As of September 30, 2015, these consisted primarily of pharmacy services, disease management services, vascular access services, clinical research programs, physician services, direct primary care and our international dialysis operations. The ancillary services and strategic initiatives generated approximately $345 million of net revenues in the third quarter of 2015, representing approximately 9.8% of our consolidated net revenues. We currently expect to continue to invest in our ancillary services and strategic initiatives, including our continued expansion into certain international markets as we work to develop successful new business operations in the U.S. as well as outside the U.S. However, any significant change in market conditions, business performance or the regulatory environment may impact the economic viability of any of these strategic initiatives. Any unfavorable changes in these strategic initiatives could result in a write-off or an impairment of some or all of our investments, including goodwill and could also result in significant termination costs if we were to exit a certain line of business or one or more of our international markets.

As of September 30, 2015, we provided dialysis and administrative services to a total of 104 outpatient dialysis centers located in ten countries outside of the U.S. The total net revenues generated from our international operations are provided below.

The following table reflects the results of operations for the ancillary services and strategic initiatives:

	Three months ended			Nine months ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2015	2015	2014	2015	2014
	(dollar amounts rounded to nearest millions)
U.S. revenues
Net patient service revenues	$8	$6	$5	$19	$14
Other revenues	281	276	246	807	685
Capitated revenues	20	18	21	56	53
Total	309	300	272	882	752
International revenues
Net patient service revenues	34	33	27	97	74
Other revenues	2	1	1	5	5
Total	36	34	28	102	79
Total net revenues	$345	$334	$300	$984	$831
Total operating losses	$(30)	$(26)	$(6)	$(70)	$(6)

Net revenues

The ancillary services and strategic initiatives net revenues for the third quarter of 2015 increased by approximately $11 million, or 3.3%, as compared to the second quarter of 2015. The increase was primarily related to an increase in pharmacy services volume and pharmaceutical rates and an increase in net revenues from our international business and other strategic initiatives. These increases were partially offset by an increase in reserves for refunds of prior period pharmacy reimbursements.

The ancillary services and strategic initiatives net revenues for the third quarter of 2015 increased by approximately $45 million, or 15.0%, as compared to the third quarter of 2014. The increase was primarily due to an increase in our pharmacy services volume and pharmaceutical rates, and an increase in net revenues from our international expansion related to the opening of our Middle East locations. These increases were partially offset by an increase in reserves for refunds of prior period pharmacy reimbursements.

The ancillary services and strategic initiatives net revenues for the nine months ended September 30, 2015 increased by approximately $153 million, or 18.4%, as compared to the same period in 2014. The increase was primarily from an increase in pharmacy services volume and pharmaceutical rates and an increase in net revenues from our international expansion related to the opening of our Middle East locations. These increases were partially offset by an increase in reserves for refunds of prior period pharmacy reimbursements.

Operating expenses

Ancillary services and strategic initiatives operating expenses for the third quarter of 2015 of $375 million increased by approximately $15 million, or 4.2%, as compared to the second quarter of 2015. The increase in operating expenses was primarily due to an increase in drug prescription dispensing volume and pharmaceutical costs, as well as higher labor costs in our ancillary services and strategic initiatives, partially offset by a charge for a write-down of certain assets which occurred in the second quarter of 2015.

Ancillary services and strategic initiatives operating expenses for the third quarter of 2015 increased by approximately $69 million, or 22.5%, as compared to the third quarter of 2014. The increase in operating expenses was primarily due to an increase in drug prescription dispensing volume and pharmaceutical costs related to our pharmacy business, as well as higher labor costs in our ancillary services and strategic initiatives, additional expenses associated with our international dialysis expansion, and an increase in other general and administrative expenses.

Ancillary services and strategic initiatives operating expenses for the nine months ended September 30, 2015 of $1,054 million increased by approximately $217 million, or 25.9%, as compared to the same period in 2014. The increase in operating expenses was primarily due to an increase in costs in our pharmacy business, mainly related to higher labor costs, pharmaceutical costs and other direct expenses, and costs associated with the right to use newly-developed intellectual property, as well as an increase in expenses associated with our international dialysis expansion, an increase in other general and administrative costs, and a charge for a write-down of certain assets.

Segment operating losses

Ancillary services and strategic initiatives operating losses for the third quarter of 2015 increased by approximately $4 million from the second quarter of 2015. The increase in operating losses was primarily due to an increase in drug prescription costs associated with our pharmacy business, an increase in our refunds of prior period pharmacy reimbursements, and higher labor costs. These increases were partially offset by an increase in net revenue in our pharmacy business, primarily from additional volume and increases in pharmaceutical rates and from a charge for a write-down of certain assets that occurred in the second quarter of 2015.

Ancillary services and strategic initiatives operating losses for the third quarter of 2015 increased by approximately $24 million from the third quarter of 2014. The increase in operating losses was primarily due to an increase in drug prescription costs associated with our pharmacy business, an increase in our reserves for refunds of prior period pharmacy reimbursements, increases in expenses related to our international expansion and an increase in general and administrative costs mentioned above. These increases were partially offset by an increase in net revenue in our pharmacy business, primarily from increases in pharmacy services volumes and pharmaceutical rates.

Ancillary services and strategic initiatives operating losses for the nine months ended September 30, 2015 increased by approximately $64 million from the same period in 2014. The increase in operating losses was primarily due to an increase in costs associated with our pharmacy business, an increase in our reserves for refunds of prior period pharmacy reimbursements, and increases in expenses related to our international expansion which includes a charge for a write-down of certain assets, costs associated with the right to use intellectual property and an increase in other general and administrative costs mentioned above. These increases were partially offset by an increase in net revenue in our pharmacy business, primarily from increases in pharmaceutical rates.

Corporate-level charges

Debt expense. Debt expense was $103 million in the third quarter of 2015, representing a decrease of approximately $1 million as compared to the second quarter of 2015 and an increase of $3 million as compared to the third quarter of 2014. The decrease in debt expense in the third quarter of 2015 as compared to the second quarter of 2015 was primarily due to the issuance of our 5.0% Senior Notes due 2025 (the 5% Senior Notes) in April 2015 which contain lower weighted average interest rates, partially offset by higher weighted average outstanding principal balances. The increase in debt expense in the third quarter of 2015 as compared to the third quarter of 2014 was primarily related to an increase in the weighted average outstanding debt principal balances, partially offset by lower weighted average interest rates.

For the nine months ended September 30, 2015, debt expense of $305 million decreased by approximately $7 million as compared to the same period in 2014, primarily related to our entry into a new credit agreement and the issuance of our 5 ⅛% Senior Notes in June 2014, and the issuance of our 5.0% Senior Notes in April 2015 which contain lower weighted average interest rates, and lower amortization of deferred financing costs, partially offset by an increase in the weighted average outstanding principal balances.

Our overall weighted average effective interest rate for the third quarter of 2015 was 4.40% compared to 4.42% for the second quarter of 2015 and 4.52% for the third quarter of 2014.

Corporate support costs. Corporate support costs consist primarily of labor, benefits and long-term incentive compensation costs for departments which provide support to all of our various operating lines of business. Corporate support costs were approximately $5 million in the third quarter of 2015, $3 million in the second quarter of 2015 and $4 million in third quarter of 2014. These expenses are included in our consolidated general and administrative expenses. The increase in corporate support costs in the third quarter of 2015 as compared to the second quarter of 2015 was primarily due to a decrease in internal management fees paid by our ancillary lines of businesses related to the licensing and rights to use newly-developed intellectual property and other corporate support services. The increase in corporate support costs in the third quarter of 2015 as compared to the third quarter of 2014 was primarily due to an increase in internal management fees as described above.

Corporate support costs were approximately $15 million in the nine months ended September 30, 2015 as compared to $8 million in the same period in 2014. The increase of approximately $7 million in corporate support costs is primarily attributable to an increase in professional fees.

Other income. Other income for the third quarter and second quarter of 2015 was approximately $2 million and a negative $1 million for the third quarter of 2014. The increase in other income for the third quarter of 2015 as compared to the third quarter of 2014 was related to improved foreign exchange rates affecting certain accounts, as well as an increase in interest income as a result of an increase in short term investments.

Noncontrolling interests

Net income attributable to noncontrolling interests was $45 million for the third quarter of 2015 as compared to $37 million for the second quarter of 2015, and $36 million for the third quarter of 2014. The increase in net income attributable to noncontrolling interests in the third quarter of 2015, as compared to the second quarter of 2015, was primarily due to an increase in revenue as a result of one additional treatment day in the third quarter of 2015. The increase in net income attributable to noncontrolling interest in the third quarter of 2015 compared to the third quarter of 2014 was primarily due to an increase in the overall number of joint ventures and an increase in profitability of certain joint ventures.

Accounts receivable

Our consolidated total accounts receivable balances at September 30, 2015 and June 30, 2015 were $1,700 million and $1,667 million, respectively, which is net of the provision for uncollectible accounts.

Outlook

We are updating our consolidated operating income for 2015 to now be in the range of $1.870 billion to $1.915 billion.

Our previous consolidated operating income guidance for 2015 was in the range of $1.825 billion to $1.925 billion.

We are also updating our operating income for Kidney Care for 2015 to now be in the range of $1.630 billion to $1.655 billion.

Our previous operating income guidance for Kidney Care for 2015 was in the range of $1.600 billion to $1.650 billion.

We are updating our operating income for HCP for 2015 to now be in the range of $240 million to $260 million.

Our previous operating income guidance for HCP for 2015 was in the range of $225 million to $275 million.

We are updating our consolidated operating cash flow for 2015 to now be in the range of $1.675 billion to $1.775 billion.

Our previous consolidated operating cash flow for 2015 was in the range of $1.600 billion to $1.750 billion.

The above projected ranges exclude the Vainer suit settlement charge and the corresponding settlement payments made in 2015.

These projections and the underlying assumptions involve significant risks and uncertainties, and actual results may vary significantly from these current projections. See page 31 for further details regarding our forward looking statements.

Liquidity and capital resources

Liquidity and capital resources. Cash flow from operations during the third quarter of 2015 was $679 million, compared to $848 million during the third quarter of 2014. The decrease in cash flows from operations in the third quarter of 2015 was primarily due to a decrease in cash collections and the timing of certain other working capital items. Non-operating cash outflows for the third quarter of 2015 included capital asset expenditures of $171 million, including $95 million for new center developments and relocations and $76 million for maintenance and information technology. In addition, we spent $46 million for acquisitions, we paid distributions to noncontrolling interests of $47 million and we repurchased a total of 4,555,868 shares of our common stock for $341 million, of which $300 million was settled during the third quarter of 2015. Non-operating cash outflows for the third quarter of 2014 included capital asset expenditures of $165 million, including $97 million for new center developments and relocations and $68 million for maintenance and information technology. In addition, we spent $120 million for acquisitions and we paid distributions to noncontrolling interests of $39 million in that period.

Cash flow from operations during the nine months ended September 30, 2015 was $1,121 million, compared to $1,529 million during the same period in 2014. Cash flow from operations for the nine months ended September 30, 2015 decreased primarily due to payments of approximately $494 million, or $304 million after-tax, made in connection with the settlement of the Vainer private civil suit, the timing of certain other working capital items, including the timing of income tax payments. Non-operating cash outflows for the nine months ended September 30, 2015, included capital asset expenditures of $462 million, including $267 million for new center developments and relocations and $195 million for maintenance and information technology. In addition, we spent $91 million for acquisitions, we paid distributions to noncontrolling interests of $126 million and we repurchased a total of 5,623,007 shares of our common stock for $425 million, of which $384 million was settled during the first nine months of 2015. Non-operating cash outflows for the nine months ended September 30, 2014, included capital asset expenditures of $444 million, including $218 million for new center developments and relocations and $182 million for maintenance and information technology. In addition, we spent $218 million for acquisitions and we paid distributions to noncontrolling interests of $105 million in that period.

On August 17, 2015, the Company entered into a definitive agreement to acquire Colorado-based Renal Ventures Limited, LLC (Renal Ventures), including a 100 percent interest in all dialysis centers owned by Renal Ventures, for approximately $415 million in cash, subject to, among other things, adjustments for certain items such as working capital. Renal Ventures currently operates 36 dialysis clinics in six states serving approximately 2,400 patients and also operates other ancillary businesses. The transaction is subject to approval by the Federal Trade Commission (FTC) including Hart-Scott-Rodino antitrust clearance. The Company anticipates that it will be required by the FTC to divest a certain number of outpatient dialysis centers as a condition of the transaction. The Company currently expects the transaction to close in early 2016.

During the third quarter of 2015, our U.S. dialysis and related lab services business acquired five dialysis centers, opened 15 dialysis centers, and closed five centers. In addition, our international dialysis operations acquired six dialysis centers and opened two dialysis centers. During the third quarter of 2014, our U.S. dialysis and related lab services business acquired a total of 15 dialysis centers, opened 29 dialysis centers, sold one dialysis center, and closed ten dialysis centers. In addition, our international dialysis operations acquired one dialysis center and opened two dialysis centers during the third quarter of 2014.

During the nine months ended September 30, 2015, our U.S. dialysis and related lab services business acquired six dialysis centers, opened 46 dialysis centers, closed seven centers, and provided management and administrative services to one additional center. In addition, our international dialysis operations acquired seven dialysis centers and opened six dialysis centers. During the nine months ended September 30, 2014, our U.S. dialysis and related lab services business acquired a total of 16 dialysis centers, opened 75 dialysis centers, sold one dialysis center, and closed 12 dialysis centers. In addition, our international dialysis operations acquired four dialysis centers, opened nine dialysis centers, closed two dialysis centers and provided management and administrative services to three additional centers.

During the third quarter of 2015, our HCP business acquired one family practice and one primary care physician practice. During the nine months ended September 30, 2015, our HCP business acquired five private medical practices, two family practices, one non-profit medical practice, one primary care physician practice, and one medical consulting organization. During the third quarter of 2014, our HCP business acquired one private medical practice. During the nine months ended September 30, 2014, our HCP business acquired one management services organization, seven private medical practices, one family practice and two primary care physician practices.

During the first nine months of 2015, we made mandatory principal payments under our Senior Secured Credit Facilities totaling $37.5 million on the Term Loan A and $26.3 million on the Term Loan B.

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

The proceeds from the 5.0% Senior Notes were used to repurchase all of the outstanding principal balances of the $775 million 6 ⅝% Senior Notes due 2020 (the 6 ⅝% Senior Notes) through a combination of a tender offer and a redemption process, and to pay fees and expenses. The remaining proceeds may be used for general corporate purposes, future acquisitions and share repurchases. As a result of these transactions, we incurred $48 million of pre-tax debt redemption charges consisting of tender and redemption fees and the write-off of deferred financing fees associated with the repurchase of the 6 ⅝% Senior Notes.

Share repurchases

During the three months ended September 30, 2015, we repurchased a total of 4,555,868 shares of our common stock for $341 million, or an average price of $74.76 per share. During the nine months ended September 30, 2015, we repurchased a total of 5,623,007 shares of our common stock for $425 million, or an average price of $75.53 per share. We also repurchased a total of 2,200 shares of our common stock subsequent to September 30, 2015 for $0.2 million, or an average price of $71.01 per share.

On April 14, 2015, our Board of Directors approved additional share repurchases in the amount of $726 million. These recently approved share repurchases are in addition to the $274 million remaining under our Board of Directors’ prior share repurchase approval announced on November 4, 2010. As a result of these transactions, we now have a total of $659 million in outstanding authorizations available for share repurchases as of October 30, 2015. These share repurchase authorizations have no expiration dates.

Swap and cap agreements

As of September 30, 2015, we maintain several interest rate swap agreements that were entered into in March 2013 with amortizing notional amounts totaling $783.8 million. These agreements have the economic effect of modifying the LIBOR variable component of our interest rate on an equivalent amount of our Term Loan A to fixed rates ranging from 0.49% to 0.52%, resulting in an overall weighted average effective interest rate of 2.26%, including the Term Loan A margin of 2.00%. The overall weighted average effective interest rate also includes the effects of $153.8 million of unhedged Term Loan A debt that bears interest at LIBOR plus an interest rate margin of 2.00%. The swap agreements expire on September 30, 2016 and require monthly interest payments. During the nine months ended September 30, 2015, we recognized debt expense of $2.1 million from these swaps. As of September 30, 2015, the total fair value of these swap agreements was a net liability of approximately $0.9 million. During the nine months ended September 30, 2015, we recorded a loss of $4.8 million in other comprehensive income due to a decrease in the unrealized fair value of these swap agreements. We estimate that approximately $0.9 million of existing unrealized pre-tax losses in other comprehensive income at September 30, 2015 will be reclassified into income over the next twelve months.

As of September 30, 2015, we maintain several forward interest rate cap agreements that were entered into in November 2014 with notional amounts totaling $3.500 billion. These forward cap agreements will be effective September 30, 2016 and will have the economic effect of capping the LIBOR variable component of our interest rate at a maximum of 3.50% on an equivalent amount of our debt. The cap agreements expire on June 30, 2018. As of September 30, 2015, the total fair value of these cap agreements was an asset of approximately $2.2 million. During the nine months ended September 30, 2015, we recorded a loss of $10.2 million in other comprehensive income due to a decrease in the unrealized fair value of these cap agreements.

As of September 30, 2015, we maintain several active interest rate cap agreements that were entered into in March 2013 with notional amounts totaling $2.735 billion on our Term Loan B debt. These agreements have the economic effect of capping the LIBOR variable component of our interest rate at a maximum of 2.50% on an equivalent amount of our Term Loan B. During the nine months ended September 30, 2015, we recognized debt expense of $1.8 million from these caps. The cap agreements expire on September 30, 2016. As of September 30, 2015, the total fair value of these cap agreements was an asset of $43 thousand. During the nine months ended September 30, 2015, we recorded a loss of $1.6 million in other comprehensive income due to a decrease in the unrealized fair value of these cap agreements.

In October 2015, we entered into several forward interest rate cap agreements with notional amounts totaling $3.500 billion. These forward cap agreements will be effective June 29, 2018 and will have the economic effect of capping the LIBOR variable component of our interest rate at a maximum of 3.50% on an equivalent amount of our debt. These cap agreements expire on June 30, 2020.

Other items

As a result of an embedded LIBOR floor on the Term Loan B debt agreement and the swap and cap agreements, our overall weighted average effective interest rate on the Senior Secured Credit Facilities was 3.50%, based on the current margins in effect of 2.00% for the Term Loan A and 2.75% for the Term Loan B, as of September 30, 2015.

As of September 30, 2015, the interest rate on our Term Loan B debt is effectively fixed because of an embedded LIBOR floor which is higher than actual LIBOR as of such date. The Term Loan B is also subject to interest rate caps if LIBOR should rise above 2.50%. Interest rates on our senior notes are fixed by their terms. The LIBOR variable component of our interest rate on the majority of our Term Loan A is economically fixed as a result of interest rate swaps.

Our overall weighted average effective interest rate during the quarter ended September 30, 2015 was 4.40% and as of September 30, 2015 was 4.40%.

As of September 30, 2015, we had undrawn revolving credit facilities totaling $1.000 billion of which approximately $40 million was committed for outstanding letters of credit. In addition, we have outstanding letters of credit of approximately $56 million, of which $1 million is secured by a certificate of deposit. The remaining amount is unencumbered.

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

As a result, we have determined that three of HCP’s reporting units, HCP California, HCP Nevada and HCP New Mexico, remain at risk of goodwill impairment. As of September 30, 2015, HCP California, HCP Nevada and HCP New Mexico have goodwill of $2.519 billion, $521 million and $72 million, respectively.

We prepared valuation updates, informed by third-party assistance, for these three businesses as of September 30, 2015, which indicate estimated fair values of HCP California, HCP Nevada and HCP New Mexico that exceed their total carrying values by approximately 15.2%, 8.8% and 16.2%, respectively.

Further reductions in HCP’s reimbursement rates or other significant adverse changes in its expected future cash flows or valuation assumptions could result in a goodwill impairment charge in the future. For example, a sustained, long-term reduction of 3% in operating income for HCP California, HCP Nevada and HCP New Mexico could reduce their estimated fair values by up to 1.8%, 1.9% and 2.1%, respectively. Separately, an increase in their respective discount rates of 100 basis points could reduce the estimated fair values of HCP California, HCP Nevada and HCP New Mexico by up to 4.6%, 3.4% and 3.9%, respectively.

During the first nine months of 2015, we recorded an immaterial goodwill impairment charge related to our international operations. Except as described above, no significant goodwill associated with our various other reporting units was considered at risk of impairment as of September 30, 2015. Since the dates of our last annual goodwill impairment tests, there have been certain developments, events, changes in operating performance and other changes in key circumstances that have affected our businesses. However, these have not caused management to believe it is more likely than not that the fair value of any of its reporting units would be less than its carrying amount.

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

During the nine months ended September 30, 2015, we granted 920 thousand stock-settled stock appreciation rights with an aggregate grant-date fair value of $16.8 million and a weighted-average expected life of approximately 4.1 years and also granted 272 thousand stock units with an aggregate grant-date fair value of $21.9 million and a weighted-average expected life of approximately 3.1 years.

Long-term incentive compensation costs of $30.5 million in the third quarter of 2015 decreased by approximately $5.8 million as compared to the second quarter of 2015 and decreased by approximately $4.9 million as compared to the third quarter of 2014. The decrease in long-term incentive compensation costs in both periods was primarily due to a cumulative revaluation of liability-based awards in the second quarter for changes in estimated ultimate payouts, partially offset by a full quarter’s expense on the 2015 broad grant granted late in the second quarter.

Long-term incentive compensation costs for the nine months ended September 30, 2015 increased by approximately $11.8 million as compared to the same period in 2014. The increase in costs was primarily due to an increase in the value of LTIP awards that contributed expense to this period.

As of September 30, 2015, there was $145.9 million of total estimated unrecognized compensation cost for outstanding LTIP awards, including $75.6 million related to stock-based compensation arrangements under our equity compensation and stock purchase plans. We expect to recognize the performance-based cash component of these LTIP costs over a weighted average remaining period of 1.1 years and the stock-based component of these LTIP costs over a weighted average remaining period of 1.3 years.

Off-balance sheet arrangements and aggregate contractual obligations

In addition to the debt obligations reflected on our balance sheet, we have commitments associated with operating leases and letters of credit, as well as potential obligations associated with our equity investments in nonconsolidated businesses and to dialysis centers that are wholly-owned by third parties. Substantially all of our U.S. dialysis facilities are leased. We have potential obligations to purchase the noncontrolling interests held by third parties in several of our majority-owned joint ventures, non-owned and minority-owned entities. These obligations are in the form of put provisions and are exercisable at the third-party owners’ discretion within specified periods as outlined in each specific put provision. If these put provisions were exercised, we would be required to purchase the third-party owners’ noncontrolling interests at either the appraised fair market value or a predetermined multiple of earnings or cash flow attributable to the noncontrolling interests put to us, which is intended to approximate fair value. The methodology we use to estimate the fair values of noncontrolling interests subject to put provisions assumes the higher of either a liquidation value of net assets or an average multiple of earnings, based on historical earnings, patient mix and other performance indicators that can affect future results, as well as other factors. The estimated fair values of the noncontrolling interests subject to put provisions is a critical accounting estimate that involves significant judgments and assumptions and may not be indicative of the actual values at which the noncontrolling interests may ultimately be settled, which could vary significantly from our current estimates. The estimated fair values of noncontrolling interests subject to put provisions can fluctuate and the implicit multiple of earnings at which these noncontrolling interests obligations may be settled could vary significantly depending upon market conditions including potential purchasers’ access to the capital markets, which can impact the level of competition for dialysis and non-dialysis related businesses, the economic performance of these businesses and the restricted marketability of the third-party owners’ noncontrolling interests. The amount of noncontrolling interests subject to put provisions that employ a contractually predetermined multiple of earnings rather than fair value are immaterial. For additional information see Note 10 to the condensed consolidated financial statements.

We also have certain other potential commitments to provide operating capital to several dialysis centers that are wholly-owned by third parties or centers in which we own a minority equity investment as well as to physician-owned vascular access clinics or medical practices that we operate under management and administrative services agreements of approximately $1 million.

The following is a summary of these contractual obligations and commitments as of September 30, 2015 (in millions):

	Remainder of 2015	1-3 years	4-5 years	After 5 years	Total
Scheduled payments under contractual obligations:
Long-term debt	$26	$390	$761	$7,778	$8,955
Interest payments on the senior notes	—	629	473	840	1,942
Interest payments on the Term Loan B(1)	31	362	235	58	686
Interest payments on the Term Loan A(2)	5	55	8	—	68
Capital lease obligations	4	39	33	180	256
Operating leases	113	1,191	580	960	2,844
	$179	$2,666	$2,090	$9,816	$14,751
Potential cash requirements under existing commitments:
Letters of credit	$96	$—	$—	$—	$96
Noncontrolling interests subject to put provisions	512	144	120	121	897
Non-owned and minority owned put provisions	47	—	—	—	47
Pay-fixed swaps potential obligations	1	—	—	—	1
Operating capital advances	1	—	—	—	1
	$657	$144	$120	$121	$1,042

(1)	Assuming no changes to LIBOR-based interest rates as the Term Loan B currently bears interest at LIBOR (floor of 0.75%) plus an interest rate margin of 2.75%.
(2)	Based upon current LIBOR-based interest rates in effect at September 30, 2015 plus an interest rate margin of 2.00% for the Term Loan A.

The pay-fixed swap obligations represent the estimated fair market values of our interest rate swap agreements that are based upon valuation models utilizing the income approach and commonly accepted valuation techniques that use inputs from closing prices for similar assets and liabilities in active markets as well as other relevant observable market inputs and other current market conditions that existed as of September 30, 2015. This amount represents the estimated potential obligation that we would be required to pay based upon the estimated future settlement of each specific tranche over the term of the swap agreements, assuming no future changes in the forward yield curve. The actual amount of our obligation associated with these swaps in the future will depend upon changes in the LIBOR-based interest rates that can fluctuate significantly depending upon market conditions, and other relevant factors that can affect the fair market value of these swap agreements.

In addition to the above commitments, we have committed to purchase a certain amount of our hemodialysis products and supplies at fixed prices from Baxter in connection with a purchase agreement with Baxter. Our total expenditures for the nine months ended September 30, 2015 on such products were approximately 1% of our total U.S. dialysis operating costs. In addition, we have an agreement with Fresenius which commits us to purchase a certain amount of dialysis equipment, parts and supplies from them through 2015. Our total expenditures for the nine months ended September 30, 2015 on such dialysis products were approximately 2% of our total U.S. dialysis operating costs. The actual amount of purchases in future years from Baxter and Fresenius will depend upon a number of factors, including the operating requirements of our centers, the number of centers we acquire and growth of our existing centers.

In November 2011, we entered into a seven year sourcing and supply agreement with Amgen USA Inc. that expires on December 31, 2018. Under the terms of this agreement, we will purchase EPO in amounts necessary to meet no less than 90% of our requirements for erythropoiesis stimulating agents (ESAs). The actual amount of EPO that we will purchase from Amgen will depend upon the amount of EPO administered during dialysis as prescribed by physicians and the overall number of patients that we serve.

Settlements of approximately $48 million of existing income tax liabilities for unrecognized tax benefits, including interest, penalties and other long-term tax liabilities, are excluded from the above table as reasonably reliable estimates of their timing cannot be made.

Supplemental information concerning certain Physician Groups and unrestricted subsidiaries

The following information is presented as supplemental data as required by the indentures governing our senior notes.

We provide services to certain physician groups that, while consolidated in our financial statements for financial reporting purposes, are not subsidiaries of or owned by us, do not constitute “Subsidiaries”, as defined in the indentures governing our outstanding senior notes, and which do not guarantee those senior notes. In addition, we have entered into management agreements with these physician groups pursuant to which we receive management fees from them.

As of September 30, 2015, if these physician groups were not consolidated in our financial statements, our consolidated indebtedness would have been approximately $9.211 billion excluding the debt discount associated with our Term Loan B, our consolidated other liabilities (excluding indebtedness) would have been approximately $3.293 billion, and our consolidated assets would have been approximately $18.367 billion. If these physician groups were not consolidated in our financial statements for the nine months ended September 30, 2015, our consolidated total net revenues (including approximately $490 million of management fees payable to us), consolidated operating income and consolidated net income would be reduced by approximately $849 million, $52 million, and $38 million, respectively.

In addition, we own a 67% equity interest in California Medical Group Insurance (CMGI). CMGI is an Unrestricted Subsidiary, as defined in the indentures governing our outstanding senior notes, and does not guarantee those senior notes. Our equity interest in CMGI is accounted for under the equity method of accounting, meaning that, although CMGI is not consolidated in our financial statements for financial reporting purposes, our consolidated income statements reflect our pro rata share of CMGI’s net loss as equity investment loss.

For the nine months ended September 30, 2015, our equity investment income attributable to CMGI was approximately $78 thousand, and for the nine months ended September 30, 2015, excluding our equity investment income attributable to CMGI, our consolidated operating income and consolidated net income would be decreased by approximately $78 thousand and $47 thousand, respectively. See Note 21, Supplemental data, to the condensed consolidated financial statements for further details.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest rate sensitivity

The tables below provide information about our financial instruments that are sensitive to changes in interest rates. The table below presents principal repayments and current weighted average interest rates on our debt obligations as of September 30, 2015. The variable rates presented reflect the weighted average LIBOR rates in effect for all debt tranches plus interest rate margins in effect as of September 30, 2015. The Term Loan A margin in effect is 2.00% at September 30, 2015, and along with the revolving line of credit are subject to adjustment depending upon changes in certain of our financial ratios, including a leverage ratio. The Term Loan B currently bears interest at LIBOR (floor of 0.75%) plus an interest rate margin of 2.75%.

	Expected maturity date								Average
									interest	Fair
	2015	2016	2017	2018	2019	2020	Thereafter	Total	rate	value
	(dollars in millions)
Long term debt:
Fixed rate	$17	$56	$59	$58	$58	$57	$7,957	$8,262	4.63%	$8,213
Variable rate	$13	$64	$90	$102	$677	$2	$1	$949	2.20%	$947

	Notional	Contract maturity date							Fair
	amount	2015	2016	2017	2018	2019	Pay fixed	Receive variable	value
	(dollars in millions)
Swaps:
Pay-fixed rate	$784	$24	$760	$—	$—	$—	0.49% to 0.52%	LIBOR	$—
Cap agreements	$6,235	$—	$2,735	$—	$3,500	$—		LIBOR above 2.5% and 3.5%	$2

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

The Term Loan B is subject to a LIBOR floor of 0.75%. Because actual LIBOR, as of September 30, 2015, was lower than this embedded LIBOR floors, the interest rate on the Term Loan B is treated as “effectively fixed” for purposes of the table above. We have included the Term Loan B in the fixed rate totals in the table above until such time as the actual LIBOR-based variable component of our interest rate exceeds 0.75% on the Term Loan B. At such time, we will then be subject to LIBOR-based interest rate volatility on the LIBOR variable component of our interest rate for the Term Loan B, but limited to a maximum LIBOR rate of 2.50% on $2.735 billion of outstanding principal debt on the Term Loan B as a result of the interest rate cap agreements, as described below. The remaining $721 million outstanding principal balance of the Term Loan B is subject to LIBOR-based interest rate volatility above a floor of 0.75%.

As of September 30, 2015, we maintain several interest rate swap agreements that were entered into in March 2013 with amortizing notional amounts of these swap agreements totaling $784 million. These agreements have the economic effect of modifying the LIBOR variable component of our interest rate on an equivalent amount of our Term Loan A to fixed rates ranging from 0.49% to 0.52%, resulting in an overall weighted average effective interest rate of 2.26%, including the Term Loan A margin of 2.00%. The overall weighted average effective interest rate also includes the effects of $154 million of unhedged Term Loan A debt that bears interest at LIBOR plus an interest rate margin of 2.00%. The swap agreements expire on September 30, 2016 and require monthly interest payments. During the nine months ended September 30, 2015, we recognized debt expense of $2.1 million from these swaps. As of September 30, 2015, the total fair value of these swap agreements was a net liability of approximately $0.9 million. During the nine months ended September 30, 2015, we recorded a loss of $4.8 million in other comprehensive income due to a decrease in the unrealized fair value of these swap agreements. We estimate that approximately $0.9 million of existing unrealized pre-tax losses in other comprehensive income at September 30, 2015 will be reclassified into income over the next twelve months.

As of September 30, 2015, we maintain several forward interest rate cap agreements that were entered into in November 2014 with notional amounts totaling $3.500 billion. These forward cap agreements will be effective September 30, 2016 and will have the economic effect of capping the LIBOR variable component of our interest rate at a maximum of 3.50% on an equivalent amount of our debt. The cap agreements expire on June 30, 2018. As of September 30, 2015, the total fair value of these cap agreements was an asset of approximately $2.2 million. During the nine months ended September 30, 2015, we recorded a loss of $10.2 million in other comprehensive income due to a decrease in the unrealized fair value of these cap agreements.

As of September 30, 2015, we maintain several active interest rate cap agreements that were entered into in March 2013 with notional amounts totaling $2.735 billion on our Term Loan B debt. These agreements have the economic effect of capping the LIBOR variable component of our interest rate at a maximum of 2.50% on an equivalent amount of our Term Loan B. During the nine months ended September 30, 2015, we recognized debt expense of $1.8 million from these caps. The cap agreements expire on September 30, 2016. As of September 30, 2015, the total fair value of these cap agreements was an asset of $43 thousand. During the nine months ended September 30, 2015, we recorded a loss of $1.6 million in other comprehensive income due to a decrease in the unrealized fair value of these cap agreements.

In October 2015, we entered into several forward interest rate cap agreements with notional amounts totaling $3.500 billion. These forward cap agreements will be effective June 29, 2018 and will have the economic effect of capping the LIBOR variable component of our interest rate at a maximum of 3.50% on an equivalent amount of our debt. The cap agreements expire on June 30, 2020.

As a result of an embedded LIBOR floor on the Term Loan B debt agreement and the swap and cap agreements, our overall weighted average effective interest rate on the Senior Secured Credit Facilities was 3.50%, based upon the current margins in effect of 2.00% for the Term Loan A and 2.75% for the Term Loan B, as of September 30, 2015.

As of September 30, 2015, the interest rate on our Term Loan B debt is effectively fixed because of an embedded LIBOR floor which is higher than actual LIBOR as of such date and the Term Loan B is also subject to an interest rate cap if LIBOR should rise above 2.50%. Interest rates on our senior notes are fixed by their terms. The LIBOR variable component of our interest rate on the majority of our Term Loan A is economically fixed as a result of interest rate swaps.

Our overall weighted average effective interest rate during the quarter ended September 30, 2015 was 4.40% and as of September 30, 2015 was 4.40%.

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

We provide services in a highly regulated industry and are a party to various legal actions and regulatory and other governmental and internal audits and investigations in the ordinary course of business (including investigations resulting from our obligation to self-report suspected violations of law). We cannot predict the ultimate outcome of pending litigation and regulatory and other governmental and internal audits and investigations. The following is a description of pending legal proceedings, governmental reviews, audits and investigation to which we are subject.

Inquiries by the Federal Government and Certain Related Civil Proceedings

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

In addition to the subpoena described above, in June 2015, DaVita HealthCare Partners Inc. (the “Company”) received a subpoena from the Office of Inspector General, U.S. Department of Health and Human Services. This civil subpoena covers the period from January 1, 2008 through the present and seeks production of a wide range of documents relating to the Company’s and its subsidiaries’ (including HealthCare Partners and its subsidiary JSA HealthCare Corporation) provision of services to Medicare Advantage plans and Medicare Advantage organizations and related patient diagnosis coding and risk adjustment submissions and payments. We believe that the request is part of a broader industry investigation into Medicare Advantage patient diagnosis coding and risk adjustment practices and potential overpayments by the government.  Some of the information requested relates to what we disclosed in the risk factors of our quarterly report on Form 10-Q for the first quarter of 2015 as a potentially improper historical HealthCare Partners (“HCP”) coding practice related to a particular condition. The practice in question was discontinued following our November 1, 2012 acquisition of HCP and, as we previously disclosed, we notified CMS of the legacy coding practice and potential overpayments. In connection with the HCP merger, we have certain indemnification rights against the sellers and an escrow was established as security for the indemnification. In the event that the Company were to incur liability related to this matter, the Company would pursue an indemnification claim against the sellers secured by the escrow. We can make no assurances that the indemnification and escrow would cover the full amount of our potential losses related to this matter. The Company is cooperating with the government and will gather and produce the requested information.

Except for the private civil complaint filed by the relator as described above, to the Company’s knowledge, no proceedings have been initiated against the Company at this time in connection with any of the inquiries by the federal government. Although the Company cannot predict whether or when proceedings might be initiated or when these matters may be resolved, it is not unusual for inquiries such as these to continue for a considerable period of time through the various phases of document and witness requests and on-going discussions with regulators. Responding to the subpoenas or inquiries and defending the Company in the relator proceedings will continue to require management’s attention and significant legal expense. Any negative findings in the inquiries or relator proceedings could result in substantial financial penalties or awards against the Company, exclusion from future participation in the Medicare and Medicaid programs and, to the extent criminal proceedings may be initiated against the Company, possible criminal penalties. At this time, the Company cannot predict the ultimate outcome of these inquiries, or the potential outcome of the relators’ claims (except as described above), or the potential range of damages, if any.

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

A wage and hour claim, which has been styled as a class action, is pending against the Company in the Superior Court of California. The Company was served with the complaint in this lawsuit in April 2008, and it has been amended since that time. The complaint, as amended, alleges that the Company failed to provide meal periods, failed to pay compensation in lieu of providing rest or meal periods, failed to pay overtime, and failed to comply with certain other California Labor Code requirements. In September 2011, the court denied the plaintiffs’ motion for class certification. Plaintiffs appealed that decision. In January 2013, the Court of Appeals affirmed the trial court’s decision on some claims, but remanded the case to the trial court for clarification of its decision on one of the claims. The Company reached an agreement with the plaintiffs to settle the claim that was remanded to the trial court, and that settlement has been finalized. The amount of the settlement is not material to the Company’s consolidated financial statements. In June 2015, we have reached an agreement in principle to resolve the remainder of the claims in this litigation.  The settlement must be approved by the court, and the parties are in the process of seeking that approval.  The amount of the settlement is not material to the Company’s consolidated financial statements.

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

Approximately 34% of our dialysis and related lab services’ revenues for the nine months ended September 30, 2015, were generated from patients who have commercial payors as their primary payor. The majority of these patients have insurance policies that pay us on terms and at rates that are generally significantly higher than Medicare rates. The payments we receive from commercial payors generate nearly all of our profit and all of our nonacute dialysis profits come from commercial payors. We continue to experience downward pressure on some of our commercial payment rates as a result of general conditions in the market, recent and future consolidations among commercial payors, increased focus on dialysis services and other factors. Specifically, in the second quarter of 2015, two planned mergers of large commercial payors were announced. If completed, these announced mergers could put increased pressure on the dialysis rates we receive from commercial payors. There is no guarantee that commercial payment rates will not be materially lower in the future.

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

Approximately 44% of our dialysis and related lab services’ revenues for the nine months ended September 30, 2015 was generated from patients who have Medicare as their primary payor. For patients with Medicare coverage, all ESRD payments for dialysis treatments are made under a single bundled payment rate which provides a fixed payment rate to encompass all goods and services provided during the dialysis treatment, including pharmaceuticals that were historically separately reimbursed to the dialysis providers, such as EPO, vitamin D analogs and iron supplements, irrespective of the level of pharmaceuticals administered or additional services performed. Most lab services that used to be paid directly to laboratories are also included in the bundled payment. The bundled payment rate is also adjusted for certain patient characteristics, a geographic usage index and certain other factors.

The current bundled payment system presents certain operating, clinical and financial risks, which include:

•

Risk that our rates are reduced by CMS. Uncertainty about future payment rates remains a material risk to our business. CMS issued the 2014 final rule for the ESRD prospective payment system (PPS), which phases in the payment reductions mandated by the American Taxpayer Relief Act of 2012 (ATRA) as modified by the “Protecting Access to Medicare Act” (PAMA), that will reduce our market basket inflation adjustment by 1.25% in 2016 and 2017, and 1% in 2018. CMS also recently issued the 2016 final rule for the ESRD PPS, which cuts dialysis facilities’ bundled payment rate and includes adjustments for certain co-morbidities and other patient health factors, low volume facilities, and rural facilities. CMS believes its 2016 final rule for the ESRD PPS will (i) increase overall payments to both hospital-based and freestanding dialysis facilities modestly by approximately 0.20%, and (ii) decrease overall payments to rural dialysis facilities by approximately 0.10%.

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

•

Risk that, if our clinical systems fail to accurately capture the data we report to CMS in connection with claims for which at least part of the government’s payments to us is based on clinical performance or patient outcomes or co-morbidities, we might be over-reimbursed by the government which could subject us to certain liability. For example, we are required to return overpayments including, federal funds, within sixty days of identification or claims associated with those overpayments are subject to FCA penalties.

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

Approximately 21% of our dialysis and related lab services’ revenues for the nine months ended September 30, 2015 was generated from patients who have state Medicaid or other non-Medicare government-based programs, such as coverage through the Department of Veterans Affairs (VA), as their primary coverage. As state governments and other governmental organizations face increasing budgetary pressure, we may in turn face reductions in payment rates, delays in the receipt of payments, limitations on enrollee eligibility or other changes to the applicable programs. For example, certain state Medicaid programs and the VA have recently considered, proposed or implemented payment rate reductions.

The VA adopted Medicare’s bundled PPS pricing methodology for any veterans receiving treatment from non-VA providers under a national contracting initiative. Since we are a non-VA provider, these reimbursements are tied to a percentage of Medicare reimbursement, and we have exposure to any dialysis reimbursement changes made by CMS. Approximately 2% of our dialysis and related lab services’ revenues for the nine months ended September 30, 2015 was generated by the VA.

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

Medicare bundles EPO into the PPS such that dosing variations do not change the amount paid to a dialysis facility. Although some Medicaid programs and other payors suggest movement towards a bundled payment system inclusive of EPO, some non-Medicare payors continue to pay for EPO separately from the treatment rate. The administration of EPO and other pharmaceuticals that are separately billable accounted for approximately 2% of our dialysis and related lab services’ revenues for the nine months ended September 30, 2015, with EPO alone accounting for approximately 1% of our dialysis and related lab services’ revenues during that period.

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

In October 2014, we entered into a Settlement Agreement with the United States and relator David Barbetta to resolve the then pending 2010 and 2011 U.S. Attorney physician relationship investigations and paid $406 million in settlement amounts, civil forfeiture, and interest to the United States and certain states. In connection with the resolution of these matters, and in exchange for the OIG’s agreement not to exclude us from participating in the federal healthcare programs, we have entered into a five-year Corporate Integrity Agreement (CIA) with the OIG. The CIA (i) requires that we maintain certain elements of our compliance programs, (ii) imposes certain expanded compliance-related requirements during the term of the CIA, (iii) requires ongoing monitoring and reporting by an independent monitor, reporting, certification, records retention and training obligations, the formal allocation of certain oversight responsibility to the Board’s Compliance Committee, the creation of a Management Compliance Committee and the retention of an independent compliance advisor to the Board, and (iv) contains certain business restrictions related to a subset of our joint venture arrangements, including our agreeing to: (1) unwind 11 joint venture transactions that were created through partial divestitures to, or partial acquisitions from, nephrologists and that cover 26 of our 2,119 clinics that existed at the time we entered into the Settlement Agreement; (2) not enter into certain types of partial divestiture joint venture transactions with nephrologists during the term of the CIA; (3) non-enforcement of certain patient-related non-solicitation restrictions; and (4) certain other restrictions. The costs associated with compliance with the CIA could be substantial and may be greater than we currently anticipate. In addition, in the event of a breach of the CIA, we could become liable for payment of certain stipulated penalties, and could be excluded from participation in federal healthcare programs. The OIG notified us that it considers us to be in breach of the CIA because of three implementation deficiencies. We have remediated the deficiencies and have paid certain stipulated penalties. In general, the costs associated with compliance with the CIA, or any liability or consequences associated with a breach, could have a material adverse effect on our revenues, earnings and cash flows.

If we fail to adhere to all of the complex government regulations that apply to our business, we could suffer severe consequences that would substantially reduce our revenues, earnings, cash flows and stock price.

Our operations are subject to extensive federal, state and local government regulations, including Medicare and Medicaid payment rules and regulations, federal and state anti-kickback laws, the physician self-referral law (Stark Law) and analogous state self-referral prohibition statutes, Federal Acquisition Regulations, the FCA and federal and state laws regarding the collection, use and disclosure of patient health information and the storage, handling and administration of pharmaceuticals. The Medicare and Medicaid reimbursement rules related to claims submission, enrollment and licensing requirements, cost reporting, and payment processes impose complex and extensive requirements upon dialysis providers as well. A violation or departure from any of these legal requirements may result in government audits, lower reimbursements, significant fines and penalties, the potential loss of certification, recoupment efforts or voluntary repayments.

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

•

Enforcement actions by governmental agencies and/or state claims for monetary damages by patients who believe their protected health information has been used, disclosed or not properly safeguarded in violation of federal or state patient privacy laws, including but not limited to the Health Insurance Portability and Accountability Act (HIPAA) of 1996 or the Privacy Act of 1974;

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

As of September 30, 2015, we owned a controlling interest in numerous dialysis-related joint ventures, which represented approximately 23% of our U.S. dialysis and related lab services’ revenues for the nine months ended September 30, 2015. In addition, we also owned minority equity investments in several other dialysis related joint ventures. We may continue to increase the number of our joint ventures. Many of our joint ventures with physicians or physician groups also have certain physician owners providing medical director services to centers we own and operate. Because our relationships with physicians are governed by the federal and state anti-kickback statutes, we have sought to structure our joint venture arrangements to satisfy as many federal safe harbor requirements as we believe are commercially reasonable. However, although our joint venture arrangements do not satisfy all of the elements of any safe harbor under the federal anti-kickback statute, they are not automatically prohibited under the federal anti-kickback statute but are susceptible to government scrutiny. In October 2014, we entered into a Settlement Agreement with the United States and relator David Barbetta to resolve the then pending 2010 and 2011 U.S. Attorney physician relationship investigations regarding certain of our joint ventures and paid $406 million in settlement amounts, civil forfeiture, and interest to the United States and certain states. For further details, please see “If we fail to comply with our Corporate Integrity Agreement, we could be subject to substantial penalties and exclusion from participation in federal healthcare programs that may adversely impact our revenues, earnings and cash flows”.

There are significant estimating risks associated with the amount of dialysis revenues and related refund liabilities that we recognize and if we are unable to accurately estimate our revenues and related refund liabilities, it could impact the timing and the amount of our revenues recognition or have a significant impact on our operating results.

There are significant estimating risks associated with the amount of dialysis and related lab services’ revenues and related refund liabilities that we recognize in a reporting period. The billing and collection process is complex due to ongoing insurance coverage changes, geographic coverage differences, differing interpretations of contract coverage, and other payor issues. Determining applicable primary and secondary coverage for approximately 177,000 U.S. patients at any point in time, together with the changes in patient coverage that occur each month, requires complex, resource-intensive processes. Errors in determining the correct coordination of benefits may result in refunds to payors. Revenues associated with Medicare and Medicaid programs are also subject to estimating risk related to the amounts not paid by the primary government payor that will ultimately be collectible from other government programs paying secondary coverage, the patient’s commercial health plan secondary coverage or the patient. Collections, refunds and payor retractions typically continue to occur for up to three years and longer after services are provided. We generally expect our range of U.S. dialysis and related lab services’ revenues estimating risk to be within 1% of net revenues for the segment, which represents approximately 5% of dialysis and related lab services’ adjusted operating income. If our estimates of dialysis and related lab services revenues and related refund liabilities are materially inaccurate, it could impact the timing and the amount of our revenues recognition and have a significant impact on our operating results.

Our ancillary services and strategic initiatives, including our international dialysis operations, that we invest in now or in the future may generate losses and may ultimately be unsuccessful. In the event that one or more of these activities is unsuccessful, we may have to write off our investment and incur other exit costs.

Our ancillary services and strategic initiatives currently include pharmacy services, disease management services, vascular access services, ESRD clinical research programs, physician services, physician practice management services, direct primary care and our international dialysis operations. We expect to add additional service offerings and pursue additional strategic initiatives in the future as circumstances warrant, which could include healthcare services not related to dialysis. Many of these initiatives require or would require investments of both management and financial resources and can generate significant losses for a substantial period of time and may not become profitable. There can be no assurance that any such strategic initiative will ultimately be successful. Any significant change in market conditions, or business performance, or in the political, legislative or regulatory environment, may impact the economic viability of any of these strategic initiatives. If any of our ancillary services or strategic initiatives, including our international dialysis operations, do not perform as planned, we may incur a material write-off or an impairment of our investment, including goodwill, in one or more of these activities or we could incur significant termination costs if we were to exit a certain line of business.

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

Complications associated with our new billing and collections system could have a material adverse effect on our revenues, cash flows and operating results.

We recently launched a new billing system that is critical to our billing operations. If there are defects in the new billing system, we may experience difficulties in our ability to successfully bill and collect for services rendered, including a delay in collections, a reduction in the amounts collected, increased risk of retractions from and refunds to commercial and government payors, an increase in our provision for uncollectible accounts receivable and noncompliance with reimbursement regulations. To mitigate this risk, we are launching the new system in phases; however, any defects in the new billing and collection system could have a material adverse effect on our revenues, cash flows and operating results.

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

Over 91% of HCP’s revenue for the nine months ended September 30, 2015 is derived from fixed Per Member Per Month (PMPM) fees paid by health plans under capitation agreements with HCP or its associated physician groups. While there are variations specific to each arrangement, HCP, through DaVita HealthCare Partners Plan, Inc., a subsidiary of HealthCare Partners Holdings, LLC and a restricted Knox-Keene licensed entity (DaVita HealthCare Partners Plan), and, in certain instances, HCP’s associated physician groups generally contract with health plans to receive a PMPM fee for professional services and assume the financial responsibility for professional services only. In some cases, the health plans separately enter into capitation contracts with third parties (typically hospitals) who receive directly a PMPM fee and assume contractual financial responsibility for hospital services. In other cases, the health plan does not pay any portion of the PMPM fee to the hospital, but rather administers claims for hospital expenses itself. In both scenarios, HCP enters into managed care-related administrative services agreements or similar arrangements with those third parties (typically hospitals) under which HCP agrees to be responsible for utilization review, quality assurance, and other managed care-related administrative functions and claim payments. As compensation for such administrative services, HCP is entitled to receive a percentage of the amount by which the institutional capitation revenue received from health plans exceeds institutional expenses; any such risk-share amount to which HCP is entitled is recorded as medical revenues and HCP is also responsible for a percentage of any short-fall in the event that institutional expenses exceed institutional revenues. To the extent that members require more care than is anticipated, aggregate fixed PMPM amounts, or capitation payments, may be insufficient to cover the costs associated with treatment. If medical expenses exceed estimates, except in very limited circumstances, HCP will not be able to increase the PMPM fee received under these risk agreements during their then-current terms and could, directly or indirectly through its contracts with its associated physician groups, suffer losses with respect to such agreements.

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

On April 6, 2015, CMS issued its final rule establishing the 2016 Medicare Advantage benchmark payment rates as well as announcing the model it will use to blend risk acuity scores. In 2016, CMS will blend the risk scores calculated using the 2013 CMS-HCC model and the 2014 CMS-HCC model by weighting the scores from the 2013 model by 0% and the scores from the 2014 model by 100%. Based upon our preliminary analysis of the final rule, we estimate that the reduction in 2016 rates, including adjustments for the new Affordable Care Act (ACA) blended benchmark county rates and qualifying bonuses, will lead to a reduction in Medicare Advantage rates to HCP of approximately 2%, or a net impact of approximately $50 million to our 2016 operating income. This compares to an industry average rate increase of approximately 1.25% as indicated by CMS in its final rule regarding the 2016 rates.  The final impact of 2016 Medicare Advantage rates can vary from this estimate and will be impacted by the relative growth of HCP’s Medicare Advantage patient volumes across markets as well as by the benefit plan designs submitted.  It is possible that we underestimated the impact of the 2016 Medicare Advantage rates on our business, and it has a material adverse effect on our financial position, results of operation or cash flows.

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

There is uncertainty regarding both Medicare Advantage payment rates and beneficiary enrollment, which, if reduced as a result of the implementation of the Health Reform Acts, would reduce HCP’s overall revenues and net income. For example, although the Congressional Budget Office (CBO) predicted in 2012 that Medicare Advantage participation would drop precipitously by 2020, in 2013 the CBO reversed its prediction and instead predicted that enrollment in Medicare Advantage could increase by up to 50% in the next decade. Although Medicare Advantage enrollment increased by approximately 5.6 million, or by 50 percent, between the enactment of the ACA in 2010 and 2015, there can be no assurance that this trend will continue. Further, fluctuation in Medicare Advantage payment rates were evidenced by CMS’s announcement in its final 2015 “Call Letter” that Medicare Advantage rates would rise an average of 0.4% in 2015, instead of falling 1.9% as it had predicted in February 2014. On April 6, 2015, CMS announced its Medicare Advantage rates for 2016. See above for further details. Uncertainty over Medicare Advantage enrollment and payment rates present a continuing risk to HCP’s business.

Medicare Advantage enrollment continues to be highly concentrated among a few Medicare Advantage plans, both nationally and in local markets. In approximately 15 states, more than half of all enrollees are in plans offered by one company – an indicator that those markets may lack competition. Consolidation among Medicare Advantage plans, or the Medicare programs failure to attract additional plans to participate in the Medicare Advantage program, could have a negative impact of HCP’s revenues, earnings, and/or cash flows.

HCP’s operations are dependent on competing health plans and, at times, a health plan’s and HCP’s economic interests may diverge.

For the nine months ended September 30, 2015, 61% of HCP’s consolidated capitated medical revenues were earned through contracts with three health plans.

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

Most of our outstanding employee stock-based compensation awards include a provision accelerating the vesting of the awards in the event of a change of control. We also maintain a change of control protection program for our employees who do not have a significant number of stock awards, which has been in place since 2001, and which provides for cash bonuses to the employees in the event of a change of control. Based on the market price of our common stock and shares outstanding on September 30, 2015, these cash bonuses would total approximately $603 million if a change of control transaction occurred at that price and our Board of Directors did not modify this program. These change of control provisions may affect the price an acquirer would be willing to pay for our Company.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Share repurchases

The following table summarizes the Company’s repurchases of its common stock during the third quarter of 2015:

				Approximate dollar value
			Total number	of shares that
			of shares	may yet be
			purchased as	purchased under
	Total number	Average	part of publicly	the plans
	of shares	price paid	announced plans	or programs
Period	purchased	per share	or programs	(in millions)
July 1-31, 2015	—	—	—	1,000.0
August 1-31, 2015	833,111	75.71	833,111	936.9
September 1-30, 2015	3,722,757	74.55	3,722,757	659.4
Total	4,555,868	$74.76	4,555,868

In November 2010, our Board of Directors authorized repurchases of our common stock in an aggregate amount of up to $800 million. This share repurchase program has no expiration date. We are authorized to make purchases from time to time in the open market or in privately negotiated transactions, depending upon market conditions and other considerations. On April 14, 2015, our Board of Directors approved additional share repurchases in the amount of $726 million. These share repurchases are in addition to the approximately $274 million remaining under our Board of Directors’ prior share repurchase approval announced on November 4, 2010. As of October 30, 2015, there were $659 million outstanding authorizations available for share repurchases. These share repurchase authorizations have no expiration dates. However, we are subject to share repurchase limitations under the terms of the Senior Secured Credit Facilities and the indentures governing our senior notes.

Items 3, 4 and 5 are not applicable

Item 6.	Exhibits

(a) Exhibits

Exhibit
Number

12.1	Ratio of earnings to fixed charges. ✓

31.1	Certification of the Chief Executive Officer, dated November 4, 2015, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

31.2	Certification of the Chief Financial Officer, dated November 4, 2015, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

32.1	Certification of the Chief Executive Officer, dated November 4, 2015, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

32.2	Certification of the Chief Financial Officer, dated November 4, 2015, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

101.INS	XBRL Instance Document. ✓

101.SCH	XBRL Taxonomy Extension Schema Document. ✓

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. ✓

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. ✓

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. ✓

101.PRE	XBRL Taxonomy Extension Presentation, Linkbase Document. ✓

_____________

✓	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAVITA HEALTHCARE PARTNERS INC.

BY:	/s/ JAMES K. HILGER
James K. Hilger
Interim Chief Financial Officer and Chief Accounting Officer*

Date: November 4, 2015

*	Mr. Hilger has signed both on behalf of the Registrant as a duly authorized officer and as the Registrant’s principal accounting officer.

INDEX TO EXHIBITS

Exhibit
Number

12.1	Ratio of earnings to fixed charges. ✓

31.1	Certification of the Chief Executive Officer, dated November 4 2015, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

31.2	Certification of the Chief Financial Officer, dated November 4, 2015, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

32.1	Certification of the Chief Executive Officer, dated November 4, 2015, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

32.2	Certification of the Chief Financial Officer, dated November 4, 2015, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

101.INS	XBRL Instance Document. ✓

101.SCH	XBRL Taxonomy Extension Schema Document. ✓

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. ✓

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. ✓

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. ✓

101.PRE	XBRL Taxonomy Extension Presentation, Linkbase Document. ✓

✓	Filed herewith.