Form 10-K
period 2015-12-31
DAVITA HEALTHCARE PARTNERS INC.
filed 2016-02-26
CIK 927066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

For the Fiscal Year Ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2015, the number of shares of the Registrant’s common stock outstanding was approximately 215.5 million shares and the aggregate market value of the common stock outstanding held by non-affiliates based upon the closing price of these shares on the New York Stock Exchange was approximately $17.1 billion.

As of January 29, 2016, the number of shares of the Registrant’s common stock outstanding held by non-affiliates was approximately 206.1 million shares.

Documents incorporated by reference

Portions of the Registrant’s proxy statement for its 2016 annual meeting of stockholders are incorporated by reference in Part III of this Form 10-K.

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

Overview of DaVita HealthCare Partners Inc.

The Company consists of two major divisions, Kidney Care and HealthCare Partners (HCP). Kidney Care is comprised of our U.S. dialysis and related lab services, our ancillary services and strategic initiatives, including our international operations and our corporate administrative support. Our U.S. dialysis and related lab services business is our largest line of business, which is a leading provider of kidney dialysis services in the U.S. for patients suffering from chronic kidney failure, also known as end stage renal disease (ESRD). Our HCP division is a patient- and physician-focused integrated healthcare delivery and management company with over two decades of providing coordinated, outcomes-based medical care in a cost-effective manner.

For financial information about our reportable segments please read “Note 25 Segment Reporting” to the consolidated financial statements included in this report.

Kidney Care Division

U.S. dialysis and related lab services business overview

Our U.S. dialysis and related lab services business is a leading provider of kidney dialysis services for patients suffering from ESRD. As of December 31, 2015, we provided dialysis and administrative services in the U.S. through a network of 2,251 outpatient dialysis centers in 46 states and the District of Columbia, serving a total of approximately 180,000 patients. We also provide acute inpatient dialysis services in approximately 900 hospitals and related laboratory services throughout the U.S. Our U.S. dialysis and related lab services business accounted for approximately 62% of our 2015 consolidated net revenues. All references in this document to dialysis and related lab services refer only to our U.S. dialysis and related lab services business.

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

According to United States Renal Data System, there were approximately 468,000 ESRD dialysis patients in the U.S. in 2013. The underlying ESRD dialysis patient population has grown at an approximate compound rate of 3.6% from 2000 to 2013, the latest period for which such data is available. The growth rate is attributable to the aging of the population, increased incidence rates for diseases that cause kidney failure such as diabetes and hypertension, lower mortality rates for dialysis patients and growth rates of minority populations with higher than average incidence rates of ESRD.

Since 1972, the federal government has provided healthcare coverage for ESRD patients under the Medicare ESRD program regardless of age or financial circumstances. ESRD is the first and only disease state eligible for Medicare coverage both for dialysis and dialysis-related services and for all benefits available under the Medicare program. For patients with Medicare coverage, all ESRD payments for dialysis treatments are made under a single bundled payment rate. See page 5 for further details.

Although Medicare reimbursement limits the allowable charge per treatment, it provides industry participants with a relatively predictable and recurring revenue stream for dialysis services provided to patients without commercial insurance. For the year ended December 31, 2015, approximately 89% of our total dialysis patients were covered under some form of government-based programs, with approximately 76% of our dialysis patients covered under Medicare and Medicare-assigned plans.

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

Dialysis and related lab services we provide

Outpatient hemodialysis services

As of December 31, 2015, we operated or provided administrative services through a network of 2,251 outpatient dialysis centers in the U.S. that are designed specifically for outpatient hemodialysis. In 2015, our overall network of U.S. outpatient dialysis centers increased by 72 primarily as a result of the opening of new dialysis centers, net of center closures and divestitures, and acquisitions, representing a total increase of approximately 3.3% from 2014.

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

Under Medicare regulations, we cannot promote, develop or maintain any kind of contractual relationship with our patients that would directly or indirectly obligate a patient to use or continue to use our dialysis services, or that would give us any preferential rights other than those related to collecting payments for our dialysis services. Our total patient turnover, which is based upon all causes, averaged approximately 25% in both 2015 and 2014. However, in 2015, the overall number of patients to whom we provided services in the U.S. increased by approximately 4.1% from 2014, primarily from the opening of new dialysis centers and acquisitions, and continued growth within the industry.

Hospital inpatient hemodialysis services

As of December 31, 2015, we provided hospital inpatient hemodialysis services, excluding physician services, to patients in approximately 900 hospitals throughout the U.S. We render these services based on a contracted per-treatment fee that is individually negotiated with each hospital. When a hospital requests our services, we typically administer the dialysis treatment at the patient’s bedside or in a dedicated treatment room in the hospital, as needed. In 2015, hospital inpatient hemodialysis services accounted for approximately 4.2% of our total U.S. dialysis treatments.

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

Management services

We currently operate or provide management and administrative services pursuant to management and administrative services agreements to 31 outpatient dialysis centers located in the U.S. in which we either own a minority equity investment or are wholly-owned by third parties. Management fees are established by contract and are recognized as earned typically based on a percentage of revenues or cash collections generated by the outpatient dialysis centers.

Quality care

We employ 240 clinical service teammates in our dialysis and related lab services business. The primary focus of this group is assuring and facilitating processes that aim to achieve superior clinical outcomes at our centers.

Our physician leadership in the Office of the Chief Medical Officer (OCMO) for our dialysis and related lab services business includes twelve senior nephrologists, led by our Chief Medical Officer, with a variety of academic, clinical practice, and clinical research backgrounds. Our Physician Council is an advisory body to senior management. The Physician Council is currently composed of three physicians with extensive experience in clinical practice in addition to the members of OCMO and currently nine Group Medical Directors.

Sources of revenue—concentrations and risks

Our U.S. dialysis and related lab services business net revenues represent approximately 62% of our consolidated net revenues for the year ended December 31, 2015. Our U.S. dialysis and related lab services revenues are derived primarily from our core business of providing dialysis services, the administration of pharmaceuticals, related laboratory services and to a lesser extent management fees generated from providing management and administrative services to certain outpatient dialysis centers, as discussed above.

The sources of our dialysis and related lab services revenues are principally from government-based programs, including Medicare and Medicare-assigned plans, Medicaid and Medicaid-assigned plans and commercial insurance plans.

The following table summarizes our U.S. dialysis services revenues by source and modality for the year ended December 31, 2015:

Revenue
Source	percentages
Medicare and Medicare-assigned plans	56%
Medicaid and Medicaid-assigned plans	6%
Other government-based programs	4%
Total government-based programs	66%
Commercial (including hospital inpatient dialysis services)	34%
Total dialysis and related lab services revenues	100%

Revenue
Modality	percentages
Outpatient hemodialysis centers	79%
Peritoneal dialysis and home-based hemodialysis	16%
Hospital inpatient hemodialysis	5%
Total dialysis and related lab services revenues	100%

Medicare revenue

Government dialysis related payment rates in the U.S. are principally determined by federal Medicare and state Medicaid policy. For patients with Medicare coverage, all ESRD payments for dialysis treatments are made under a single bundled payment rate which provides a fixed payment rate to encompass all goods and services provided during the dialysis treatment, including certain pharmaceuticals, such as Epogen® (EPO), vitamin D analogs and iron supplements, irrespective of the level of pharmaceuticals administered to the patient or additional services performed. Most lab services are also included in the bundled payment. The bundled payment rate is also adjusted for certain patient characteristics, a geographic usage index and certain other factors.

An important provision in the law is an annual adjustment, or market basket update, to the ESRD Prospective Payment System (PPS) base rate. Absent action by Congress, the PPS base rate is automatically updated annually by a formulaic inflation adjustment. In December 2013, the Centers for Medicare and Medicaid Services (CMS) issued the 2014 final rule for the ESRD PPS, which phases in the payment reductions mandated by the American Taxpayer Relief Act of 2012 (ATRA), as modified by the Protecting Access to Medicare Act of 2014, which will reduce our market basket inflation adjustment by 1.25% in each of 2016 and 2017, and 1% in 2018. CMS published the 2015 final rule for the ESRD PPS, which increased payments to dialysis facilities modestly by 0.3% to 0.5%, although rural facilities received a decrease of 0.5%. CMS recently issued the 2016 final rule for the ESRD PPS, which cuts dialysis facilities’ bundled payment rate for 2016 as compared to 2015 while increasing funds for certain co-morbidities and other patient health factors, and rural facilities. CMS believes its 2016 final rule for the ESRD PPS will (i) increase overall payments to both hospital-based and freestanding dialysis facilities by approximately 0.2%, and (ii) decrease overall payments to rural dialysis facilities by approximately 0.1%.

As a result of the Budget Control Act of 2011 (BCA) and subsequent activity in Congress, a $1.2 trillion sequester (across-the-board spending cuts) in discretionary programs took effect on March 1, 2013. In particular, a 2% reduction to Medicare payments took effect on April 1, 2013, which was subsequently extended through 2014 and 2015. The Bipartisan Budget Act of 2015 extended the BCA’s annual 2% reduction to Medicare payments through fiscal year 2025. These across-the-board spending cuts have affected and will continue to adversely affect our revenues, earnings and cash flows.

The CMS Center for Medicare & Medicaid Innovation Center (Innovation Center) is currently working with various healthcare providers to develop, refine and implement Accountable Care Organizations (ACOs) and other innovative models of care for Medicare and Medicaid beneficiaries. We are currently uncertain of the extent to which the long-term operation and evolution of these models of care, including ACOs, Bundled Payments for Care Improvement Initiative, Comprehensive ESRD Care (CEC) Model (which includes the development of ESRD Seamless Care Organizations (ESCOs)), the Comprehensive Primary Care Initiative, the Duals Demonstration, or other models, will impact the healthcare market over time. Our U.S. dialysis business may choose to participate in one or several of these models either as a partner with other providers or independently. We currently participate in the CEC Model with the Innovation Center, including with organizations in Arizona, Florida, New Jersey and Pennsylvania. In areas where our U.S. dialysis business is not directly participating in this or other Innovation Center models, some of our patients may be assigned to an ACO, another ESRD Care Model, or another program, in which case the quality and cost of care that we furnish will be included in an ACO’s, another ESRD Care Model’s or other programs’ calculations. As new models of care emerge and evolve, we may be at risk for losing our Medicare patient base, which would have a materially adverse effect on our revenues, earnings and cash flow. Other initiatives in the government or private sector may also arise, including the development of models similar to ACOs, independent practice associations (IPAs) and integrated delivery systems or evolutions of those concepts which could adversely impact our business.

We anticipate that we will continue to experience increases in our operating costs in 2016 that will outpace any net Medicare rate increases that we may receive, which could significantly impact our operating results. In addition, we expect to continue experiencing increases in operating costs that are subject to inflation, such as labor and supply costs, regardless of whether there is a compensating inflation-based increase in Medicare payment rates or in payments under the bundled payment rate system.

ESRD patients receiving dialysis services become eligible for primary Medicare coverage at various times, depending on their age or disability status, as well as whether they are covered by a commercial insurance plan. Generally, for a patient not covered by a commercial insurance plan, Medicare becomes the primary payor for ESRD patients receiving dialysis services either immediately or after a three-month waiting period. For a patient covered by a commercial insurance plan, Medicare generally becomes the primary payor after 33 months, which includes the three-month waiting period, or earlier if the patient’s commercial insurance plan coverage terminates. When Medicare becomes the primary payor, the payment rates we receive for that patient shift from the commercial insurance plan rates to Medicare payment rates, which are significantly lower than commercial insurance rates.

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

Commercial revenue

Before a patient becomes eligible to have Medicare as their primary payor for dialysis services, a patient’s commercial insurance plan, if any, is responsible for payment of such dialysis services for the first 33 months, as discussed above. Although commercial payment rates vary, average commercial payment rates established under commercial contracts are generally significantly higher than Medicare rates. The payments we receive from commercial payors generate nearly all of our profits. Payment methods from commercial payors can include a single lump-sum per treatment, referred to as bundled rates, or in other cases separate payments for dialysis treatments and pharmaceuticals, if used as part of the treatment, referred to as Fee-for-Service (FFS) rates. Commercial payment rates are the result of negotiations between us and insurers or third-party administrators. Our out-of-network payment rates are on average higher than in-network commercial contract payment rates. In 2015, we continued to enter into some commercial contracts, covering certain patients that will primarily pay us under a single bundled payment rate for all dialysis services provided to these patients. However, some of the contracts will pay us for certain other services and pharmaceuticals in addition to the bundled payment. These contracts typically contain annual price escalator provisions. We are continuously in the process of negotiating agreements with our commercial payors and if our negotiations result in overall commercial contract payment rate reductions in excess of our commercial contract payment rate increases, our revenues and operating results could be negatively impacted. In addition, if there is an increase in job losses in the U.S., or depending upon changes to the healthcare regulatory system by CMS and/or the impact of healthcare insurance exchanges, we could experience a decrease in the number of patients covered under traditional commercial insurance plans. Patients with commercial insurance who cannot otherwise maintain coverage frequently rely on financial assistance from charitable organizations, such as the American Kidney Fund. If these patients are unable to obtain or continue to receive such financial assistance, our revenues, earnings, and cash flow could be substantially reduced.

Approximately 34% of our dialysis services revenues and approximately 11% of our dialysis patients were associated with commercial payors for the year ended December 31, 2015. Commercial patients as a percentage of our total dialysis patients increased by approximately 1% in 2015 as compared to 2014. Less than 1% of our dialysis and related lab services revenues are due directly from patients. There is no single commercial payor that accounted for more than 10% of total dialysis and related lab services revenues for the year ended December 31, 2015.

The healthcare reform legislation enacted in 2010 introduced healthcare insurance exchanges which provide a marketplace for eligible individuals and small employers to purchase healthcare insurance. Although we cannot predict the long term effects of these exchanges, we believe the healthcare insurance exchanges could ultimately result in a reduction in patients covered by traditional commercial insurance or an increase of patients covered through the exchanges under more restrictive commercial plans with lower reimbursement rates. Approximately 11 million individuals were enrolled in the exchanges in 2015, as compared to approximately eight million in 2014. To the extent that the ongoing implementation of such exchanges results in a reduction in reimbursement rates for our services from commercial and/or government payors, our operating results could be adversely affected.

Revenue from other pharmaceuticals and EPO

The impact of physician-prescribed pharmaceuticals on our overall revenues that are separately billable has significantly decreased since Medicare’s single bundled payment system went into effect beginning in January 2011, as well as some additional commercial contracts that pay us a single bundled payment rate. Approximately 2% of our total dialysis and related lab services revenues for the year ended December 31, 2015, as compared to 3% in 2014, are associated with the administration of separately-billable physician-prescribed pharmaceuticals. Of this, the administration of EPO that was separately billable, accounted for approximately half of our separately billable pharmaceuticals of our dialysis and related lab services revenues for the year ended December 31, 2015. EPO is produced by a single manufacturer, Amgen USA Inc. (Amgen). Any interruption of supply or product cost increases could impact our operations.

Evaluations on the utilization and reimbursement for erythropoiesis stimulating agents (ESAs), like EPO, which have occurred in the past and may occur in the future, and related actions by the U.S. Congress and federal agencies, could result in further restrictions on the utilization and reimbursement for ESAs. Additionally, commercial payors have also increasingly examined their administration policies for EPO and, in some cases, have modified those policies. Changes in labeling of EPO and other pharmaceuticals in a manner that alters physician practice patterns or accepted clinical practices, changes in private and governmental payment criteria, including the introduction of EPO administration policies or the conversion to alternate types of administration of EPO or other pharmaceuticals that result in further decreases in utilization of EPO for patients covered by commercial payors, which pay for pharmaceuticals separately, could have a material impact on our operating results. Further increased utilization of EPO for patients for whom the cost of EPO is included in a bundled reimbursement rate could also have a material impact on our operating results.

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

Our medical director contracts for our dialysis centers generally include covenants not to compete. Also, except as described below, when we acquire an outpatient dialysis center from one or more physicians or where one or more physicians own minority interests in our outpatient dialysis centers, these physicians have agreed to refrain from owning interests in other competing outpatient dialysis centers within a defined geographic area for various time periods. These non-compete agreements restrict the physicians from owning or providing medical director services to other outpatient dialysis centers, but do not prohibit the physicians from referring patients to any outpatient dialysis center, including competing centers. Many of these non-compete agreements continue for a period of time beyond expiration of the corresponding medical director agreements, although some expire at the same time as the medical director agreement. Occasionally, we experience competition from a new outpatient dialysis center established by a former medical director following the termination of his or her relationship with us. As part of our Corporate Integrity Agreement (CIA), as described below, we also have agreed not to enforce investment non-compete restrictions relating to dialysis clinics or programs that were established pursuant to a partial divestiture joint venture transaction. Therefore, to the extent a joint venture partner or medical director has a contract(s) with us covering dialysis clinics or programs that were established pursuant to a partial divestiture, we will not enforce the investment non-compete provision relating to those clinics and/or programs.

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
•

Civil or criminal liability, fines, damages and monetary penalties for violations of healthcare fraud and abuse laws, including the federal Anti-Kickback Statute, the Physician Self-Referral law (Stark Law), the federal False Claims Act (FCA) and other violations of law or failures to meet regulatory requirements;

•

Civil or criminal liability, claims for monetary damages from patients who believe their protected health information (PHI) or other confidential health information has been used or disclosed in violation of federal and state patient privacy laws;

•	Mandated changes to our practices or procedures that significantly increase operating expenses; or
•	Refunds of payments received from government payors and government healthcare program beneficiaries because of any failures to meet applicable requirements.

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

To date, we have not experienced significant difficulty in maintaining our licenses or enrolling in state Medicaid programs. However, we have experienced some delays in obtaining Medicare certifications from CMS.

Federal Anti-Kickback Statute

The federal Anti-Kickback statute contained in the Social Security Act of 1935, as amended (Anti-Kickback Statute), prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration, directly or indirectly, in cash or kind, to induce or reward either the referral of an individual for, or the purchase, or order or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs such as Medicare and Medicaid.

Federal criminal penalties for the violation of the federal Anti-Kickback Statute include imprisonment, fines and exclusion of the provider from future participation in the federal healthcare programs, including Medicare and Medicaid. Violations of the federal Anti-Kickback Statute are punishable by imprisonment for up to five years and fines of up to $25,000 or both. Larger fines can be imposed upon corporations under the provisions of the U.S. Sentencing Guidelines and the Alternate Fines Statute. Individuals and entities convicted of violating the federal Anti-Kickback Statute are subject to mandatory exclusion from participation in Medicare, Medicaid and other federal healthcare programs for a minimum of five years. Civil penalties for violation of this law include up to $50,000 in monetary penalties per violation, repayments of up to three times the total payments between the parties and suspension from future participation in Medicare and Medicaid. Court decisions have held that the statute may be violated even if only one purpose of remuneration is to induce referrals. The Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (Health Reform Acts) amended the federal Anti-Kickback Statute to clarify the intent that is required to prove a violation. Under the statute as amended, the defendant need not have known of the existence of the federal Anti-Kickback Statute or had the specific intent to violate it. In addition, the Health Reform Acts amended the federal Anti-Kickback Statute to provide that any claims submitted from an arrangement that violates the federal Anti-Kickback Statute are false for purposes of the FCA.

The Anti-Kickback Statute includes statutory exceptions and regulatory safe harbors that protect certain arrangements. Business transactions and arrangements that are structured to comply fully with an applicable safe harbor do not violate the federal Anti-Kickback Statute. However, transactions and arrangements that do not satisfy all elements of a relevant safe harbor do not necessarily violate the law. When an arrangement does not satisfy a safe harbor, the arrangement must be evaluated on a case-by-case basis in light of the parties’ intent and the arrangement’s potential for abuse. Arrangements that do not satisfy a safe harbor may be subject to greater scrutiny by enforcement agencies.

We enter into several arrangements with physicians that potentially implicate the Anti-Kickback Statute. These arrangements include:

Medical Director Agreements. Because our medical directors refer patients to our dialysis centers, our arrangements with these physicians are designed to substantially comply with the safe harbor for personal service arrangements. Although the Medical Director Agreements we enter into with physicians substantially comply with the safe harbor for personal service arrangements, including the requirement that compensation be consistent with fair market value, the safe harbor requires that when services are provided on a part-time basis, the agreement must specify the schedule of intervals of services, and their precise length and the exact charge for such services. Because of the nature of our medical directors’ duties, it is impossible to fully satisfy this technical element of the safe harbor. We believe that our fair market value arrangements with physicians who serve as medical directors do not violate the federal Anti-Kickback Statute; however, these arrangements could be subject to scrutiny since they do not expressly describe the schedule of part-time services to be provided under the arrangement.

Joint Ventures. We own a controlling interest in numerous U.S. dialysis related joint ventures. For the year ended December 31, 2015, these joint ventures represented approximately 23% of our dialysis and related lab services revenues. We may continue to increase the number of our joint ventures. Our relationships with physicians and other referral sources relating to these joint ventures do not fully satisfy the safe harbor for investments in small entities. Although failure to comply with a safe harbor does not render an arrangement illegal under the federal Anti-Kickback Statute, an arrangement that does not operate within a safe harbor may be subject to scrutiny and the Department of Health and Human Services’ Office of Inspector General (OIG) has warned in the past that certain joint venture relationships have a potential for abuse. Based upon the foregoing, physician joint ventures that fall outside the safe harbors are not, by definition, prohibited by law. Instead, such joint ventures require case-by-case evaluation under the federal Anti-Kickback Statute.

In this regard, we have structured our joint ventures to satisfy as many elements of the safe harbor for investments in small entities as we believe are commercially reasonable. For example, we believe that these investments are offered and made by us on a fair market value basis and provide returns to the investors in proportion to their actual investment in the venture. We believe that our joint venture arrangements do not violate the federal Anti-Kickback Statute; however, since the arrangements do not satisfy all of the requirements of an applicable safe harbor, these arrangements could be subject to challenge on the ground that they are intended to induce patient referrals. In that regard, we were subject to investigation by the United States Attorney’s Office for the District of Colorado, the Civil Division of the United States Department of Justice (DOJ) and the OIG related to our relationships with physicians, including our joint ventures, and whether those relationships and joint ventures comply with the federal Anti-Kickback Statute and the FCA. In October 2014, we entered into a Settlement Agreement with the United States and relator David Barbetta to resolve the then pending 2010 and 2011 U.S. Attorney physician relationship investigations. In connection with the resolution of this matter, and in exchange for the OIG’s agreement not to exclude us from participating in the federal healthcare programs, we have entered into a five-year CIA with the OIG.

Lease Arrangements.  We lease space for numerous dialysis centers from entities in which physicians, hospitals or medical groups hold ownership interests, and we sublease space to referring physicians at approximately 270 of our dialysis centers as of December 31, 2015. These arrangements comply with the federal Anti-Kickback Statute safe harbor for space rentals in all material respects. Therefore, we believe that these lease arrangements should not be subject to challenge under the federal Anti-Kickback Statute.

Common Stock.  Some medical directors and other referring physicians may own our common stock. We believe that these interests materially satisfy the requirements of the Anti-Kickback Statute safe harbor for investments in large publicly traded companies. Therefore, we believe that these investments should not be subject to challenge under the federal Anti-Kickback Statute.

Discounts.  Our dialysis centers sometimes acquire certain items and services that may be reimbursed by a federal healthcare program at a discount. We believe that our vendor contracts that include discount or rebate provisions are in compliance with the federal Anti-Kickback Statute safe harbor for discounts, and accordingly, we believe that our discounted vendor contracts should not be subject to challenge under the federal Anti-Kickback Statute.

If any of our business transactions or arrangements, including those described above, were found to violate the federal Anti-Kickback Statute, we could face criminal, civil or administrative sanctions, including possible exclusion from participation in Medicare, Medicaid and other state and federal healthcare programs. Any findings that we have violated these laws could have a material adverse impact on our operations.

Stark Law

The federal Physician Self-Referral law, known as the Stark Law, prohibits a physician who has a financial relationship, or who has an immediate family member who has a financial relationship, with entities providing Designated Health Services (DHS), from referring Medicare patients to such entities for the furnishing DHS, unless an exception applies. DHS includes enumerated items and services, including home health services, outpatient prescription drugs, inpatient and outpatient hospital services and clinical laboratory services. The Stark Law also prohibits the DHS entity receiving a prohibited referral from filing a claim or billing for the services arising out of the prohibited referral. The prohibition applies regardless of the reasons for the financial relationship and the referral; unlike the federal Anti-Kickback Statute, intent to induce referrals is not required. Sanctions for violation of the Stark Law include denial of payment for claims for services provided in violation of the prohibition, refunds of amounts collected in violation of the prohibition, a civil penalty of up to $15,000 for each service arising out of the prohibited referral, exclusion from the federal healthcare programs, including Medicare and Medicaid, and a civil penalty of up to $100,000 against parties that enter into a scheme to circumvent the Stark Law prohibition. Furthermore, Stark Law violations can form the basis for FCA liability as discussed below. The types of financial arrangements between a physician and a DHS entity that trigger the self-referral prohibitions of the Stark Law are broad and include direct and indirect ownership and investment interests and compensation arrangements.

The definition of DHS under the Stark Law excludes services paid under a composite rate, even if some of the components bundled in the composite rate are DHS, unless the DHS services are themselves payable through a composite rate. Although the new ESRD bundled payment system is no longer titled a composite rate, we believe that the former composite rate payment system and the current bundled system are both composite systems excluded from the Stark Law. Since most services furnished to Medicare beneficiaries provided in our dialysis centers are reimbursed through a composite or bundled rate, the services performed in our facilities generally are not DHS, and the Stark Law referral prohibition does not apply to those services. Likewise, the definition of inpatient hospital services, for purposes of the Stark Law, also excludes inpatient dialysis performed in hospitals that are not certified to provide ESRD services. Consequently, our arrangements with such hospitals for the provision of dialysis services to hospital inpatients do not trigger the Stark Law referral prohibition.

In addition, although prescription drugs are DHS, there is an exception in the Stark Law for EPO and other specifically enumerated dialysis drugs when furnished in or by an ESRD facility, in compliance with the federal Anti-Kickback Statute and applicable billing requirements. The exception is available only for drugs included on a list of CPT/HCPCS codes published by CMS, and in the case of home dialysis, the exception applies only to EPO, Aranesp® and equivalent drugs dispensed by the facility for use at home. While we believe that most drugs furnished by our dialysis centers are covered by the exception, dialysis centers may administer drugs that are not on the list of CPT/HCPCS codes and therefore do not meet this exception. In order for a physician who has a financial relationship with a dialysis center to order one of these drugs from the center and for the center to obtain Medicare reimbursement, another exception must apply.

We have entered into several types of financial relationships with referring physicians, including compensation arrangements. If an arrangement does not meet a Stark Law exception, we could in the future be required to change our practices, face civil penalties, pay substantial fines, return certain payments received from Medicare and beneficiaries or otherwise experience a material adverse effect as a result of a challenge to payments made pursuant to referrals from these physicians under the Stark Law.

Medical Director Agreements.  We believe that our medical director agreements satisfy the personal services arrangement exception to the Stark Law. While we believe that the compensation provisions included in our medical director agreements are the result of arm’s length negotiations and result in fair market value payments for medical director services, an enforcement agency could nevertheless challenge the level of compensation that we pay our medical directors.

Lease Agreements.  Some of our dialysis centers are leased from entities in which referring physicians hold interests and we sublease space to referring physicians at some of our dialysis centers. The Stark Law provides an exception for lease arrangements if specific requirements are met. We believe that our leases and subleases with referring physicians satisfy the requirements for this exception.

Common Stock.  Some medical directors and other referring physicians may own our common stock. We believe that these interests satisfy the Stark Law exception for investments in large publicly traded companies.

Joint Ventures.  Some of our referring physicians also own equity interests in entities that operate our dialysis centers. None of the Stark Law exceptions applicable to physician ownership interests in entities to which they make DHS referrals apply to the kinds of ownership arrangements that referring physicians hold in several of our subsidiaries that operate dialysis centers. Accordingly, these dialysis centers do not bill Medicare for DHS referrals from physician owners. If the dialysis centers bill for DHS referred by physician owners, the dialysis center would be subject to the Stark Law penalties described above.

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

Fraud and abuse under state law

Many states in which we operate dialysis centers have statutes prohibiting physicians from holding financial interests in various types of medical facilities to which they refer patients. Some of these statutes could potentially be interpreted broadly as prohibiting physicians who hold shares of our publicly traded stock from referring patients to our dialysis centers if the centers use our laboratory subsidiary to perform laboratory services for their patients. Some states also have laws similar to the federal Anti-Kickback Statute that may affect our ability to receive referrals from physicians with whom we have financial relationships, such as our medical directors. Some state Anti-Kickback Statutes also include civil and criminal penalties. Some of these statutes include exemptions applicable to our medical directors and other physician relationships or for financial interests limited to shares of publicly traded stock. Some, however, include no explicit exemption for medical director services or other services for which we contract with and compensate referring physicians or for joint ownership interests of the type held by some of our referring physicians or for financial interests limited to shares of publicly traded stock. If these statutes are interpreted to apply to referring physicians with whom we contract for medical director and similar services, to referring physicians with whom we hold joint ownership interests or to physicians who hold interests in DaVita HealthCare Partners Inc. limited solely to our publicly traded stock, we may be required to terminate or restructure some or all of our relationships with or refuse referrals from these referring physicians and could be subject to criminal, civil and administrative sanctions, refund requirements and exclusions from government healthcare programs, including Medicare and Medicaid. Such events could negatively affect the decision of referring physicians to refer patients to our centers.

The False Claims Act

The FCA is a means of policing false bills or false requests for payment in the healthcare delivery system. In part, the FCA authorizes the imposition of up to three times the government’s damages and civil penalties on any person who:

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

In addition, amendments to the FCA impose severe penalties for the knowing and improper retention of overpayments collected from government payors. Under these provisions, within 60 days of identifying an overpayment, a provider is required to notify CMS or the Medicare Administrative Contractor of the overpayment and the reason for it and return the overpayment. As a result of these provisions, our procedures for identifying and processing overpayments may be subject to greater scrutiny. We have made significant investments to accelerate the time it takes us to identify and process overpayments and we may be required to make additional investments in the future. Acceleration in our ability to identify and process overpayments could result in us refunding overpayments to government or other payors sooner than we have in the past. A significant acceleration of these refunds could have a material adverse effect on our operating cash flows.

The penalties for a violation of the FCA range from $5,500 to $11,000 (adjusted for inflation) for each false claim, plus up to three times the amount of damages caused by each false claim, which is generally equal to the amounts received directly or indirectly from the government for each such false claim. The federal government has used the FCA to prosecute a wide variety of alleged false claims and fraud allegedly perpetrated against Medicare and state healthcare programs, including coding errors, billing for services not rendered, the submission of false cost reports, billing for services at a higher payment rate than appropriate, billing under a comprehensive code as well as under one or more component codes included in the comprehensive code and billing for care that is not considered medically necessary. The Health Reform Acts provide that claims tainted by a violation of the federal Anti-Kickback Statute are false for purposes of the FCA. Some courts have held that filing claims or failing to refund amounts collected in violation of the Stark Law can form the basis for liability under the FCA. In addition to the provisions of the FCA, which provide for civil enforcement, the federal government can use several criminal statutes to prosecute persons who are alleged to have submitted false or fraudulent claims for payment to the federal government.

Privacy and Security

The Health Insurance Portability and Accountability Act of 1996 and its implementing privacy and security regulations, as amended by the federal Health Information Technology for Economic and Clinical Health Act (HITECH Act), (collectively referred to as HIPAA), require us to provide certain protections to patients and their health information. The HIPAA privacy and security regulations extensively regulate the use and disclosure of PHI and require covered entities, which include healthcare providers, to implement and maintain administrative, physical and technical safeguards to protect the security of such information. Additional security requirements apply to electronic PHI. These regulations also provide patients with substantive rights with respect to their health information.

The HIPAA privacy and security regulations also require our centers to impose compliance obligations by written agreement on certain contractors, known as business associates, to whom they disclose PHI. Covered entities may be subject to penalties as a result of a business associate violating HIPAA if the business associate is found to be an agent of the covered entity. Business associates are also directly subject to liability under the HIPAA privacy and security regulations. In instances where our centers act as a business associate to a covered entity, there is the potential for additional liability beyond the center’s covered entity status.

Covered entities must report breaches of unsecured PHI to affected individuals without unreasonable delay but not to exceed 60 days of discovery of the breach by a covered entity or its agents. Notification must also be made to the U.S. Department of Health and Human Services (HHS), and, in certain situations involving large breaches, to the media. HHS is required to publish on its website a list of all covered entities that report a breach involving more than 500 individuals. All non-permitted uses or disclosures of unsecured PHI are presumed to be breaches unless the covered entity or business associate establishes that there is a low probability the information has been compromised. Various state laws and regulations may also require us to notify affected individuals in the event of a data breach involving individually identifiable information without regard to whether there is a low probability of the information being compromised.

Penalties for impermissible use or disclosure of PHI were increased by the HITECH Act by imposing tiered penalties of up to $50,000 per violation and up to $1.5 million per year for the same type of violation. In addition, HIPAA provides for criminal penalties of up to $250,000 and ten years in prison, with the severest penalties for obtaining and disclosing PHI with the intent to sell, transfer or use such information for commercial advantage, personal gain or malicious harm. Further, state attorneys general may bring civil actions seeking either injunction or damages in response to violations of the HIPAA privacy and security regulations that threaten the privacy of state residents. We believe our HIPAA Privacy and Security Program sufficiently addresses HIPAA requirements.

Healthcare reform

In March 2010, broad healthcare reform legislation was enacted in the U.S. Although many of the provisions of the legislation did not take effect immediately and continue to be implemented, and some have been and may be modified before or during their implementation, the reforms could have an impact on our business in a number of ways. We cannot predict how employers, private payors or persons buying insurance might react to these changes or what form many of these regulations will take before implementation.

The law requires that all non-grandfathered individual and small group health plans sold in a state, including plans sold through the state-based exchanges created pursuant to the healthcare reform laws, cover essential health benefits (EHBs) in ten general categories. The scope of the benefits is intended to equal the scope of benefits under a typical employer plan.

In December 2011, the CMS Center for Consumer Information and Insurance Oversight published an Essential Health Benefits Bulletin (EHB Bulletin) describing the approach it was taking regarding the implementation of the EHB Bulletin requirement. For the two year transition period (from 2014 through 2015) the law required states to define an EHB benchmark plan that would set the general standards for the EHB that must be covered by plans in the state, subject to certain overarching federal requirements. States that did not define an EHB benchmark plan must use the small group plan with the largest enrollment in the state.

On February 25, 2013, for example, HHS issued the final rule governing the standards applicable to EHB benchmark plans, new definitions, actuarial value requirements and methodology, and published a list of plan benchmark options that states can use to develop EHBs. The rule describes specific coverage requirements that (i) prohibit discrimination against individuals because of pre-existing or chronic conditions on health plans applicable to EHBs, (ii) ensure network adequacy of essential health providers, and (iii) prohibit benefit designs that limit enrollment and that prohibit access to care for enrollees. Subsequent regulations relevant to the EHB have continued the benchmark plan approach for 2016 and future years and have implemented clarifications and modifications to the existing EHB regulations, including the prohibition on discrimination, network adequacy standards and other requirements. In recent years, CMS has issued an annual Notice of Benefit and Payment Parameters rulemaking and related guidance setting for standards for insurance plans provided through the exchanges.

Other aspects of the 2010 healthcare reform laws may affect our business, as well, including changes affecting the Medicare and Medicaid programs.

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

Capacity and location of our U.S. dialysis centers

Typically we are able to increase our capacity by extending hours at our existing dialysis centers, expanding our existing dialysis centers, relocating our dialysis centers, developing new dialysis centers and by acquiring dialysis centers. The development of a typical outpatient dialysis center by us generally requires approximately $2.8 million for leasehold improvements, equipment and first-year working capital. Based on our experience, a new outpatient dialysis center typically opens within a year after the property lease is signed, normally achieves operating profitability in the second year after Medicare certification and normally reaches maturity within three to five years. Acquiring an existing outpatient dialysis center requires a substantially greater initial investment, but profitability and cash flows are generally accelerated and more predictable. To a limited extent, we enter into agreements to provide management and administrative services to outpatient dialysis centers in which we either own a minority equity investment, or are wholly-owned by third parties in return for management fees, which are typically based on a percentage of revenues or cash collections of the managed center’s operations.

The table below shows the growth of our U.S. dialysis operations by number of dialysis centers.

	2015	2014	2013	2012	2011
Number of centers at beginning of year	2,179	2,074	1,954	1,809	1,612
Acquired centers	6	18	26	93	170	(1)
Developed centers	72	105	98	70	65
Net change in centers with management and administrative services agreements*	2	—	4	(8)	1
Sold and closed centers**	(3)	(2)	(5)	(1)	(32)	(1)
Closed centers***	(5)	(16)	(3)	(9)	(7)
Number of centers at end of year	2,251	2,179	2,074	1,954	1,809

(1)	In 2011, we acquired 113 dialysis centers and divested a total of 30 centers in connection with our acquisition of DSI Renal Inc. (DSI).
*	Represents dialysis centers in which we either own a minority equity investment, or are wholly-owned by third parties.
**	Represents dialysis centers that were sold and/or closed for which patients were not retained.
***	Represents dialysis centers that were closed for which the majority of patients were retained and transferred to one of our other existing outpatient dialysis centers.

As of December 31, 2015, we operated or provided administrative services to a total of 2,251 U.S. outpatient dialysis centers. A total of 2,220 of such centers are consolidated in our financial statements. Of the remaining 31 unconsolidated U.S. outpatient dialysis centers, we own a minority equity investment in 22 centers and provide management and administrative services to nine centers that are wholly-owned by third parties. The locations of the 2,220 U.S. outpatient dialysis centers consolidated in our financial statements at December 31, 2015 were as follows:

State	Centers	State	Centers	State	Centers
California	259	Minnesota	50	Nebraska	15
Texas	199	New Jersey	50	Massachusetts	12
Florida	169	Wisconsin	40	Mississippi	11
Georgia	123	Colorado	37	District of Columbia	10
Ohio	115	Oklahoma	36	Idaho	9
Pennsylvania	102	Louisiana	35	West Virginia	8
Illinois	85	South Carolina	35	New Mexico	5
Michigan	77	Kentucky	34	New Hampshire	4
North Carolina	69	Washington	34	Utah	4
Virginia	65	Arkansas	33	Maine	3
Maryland	60	Arizona	26	South Dakota	3
Indiana	59	Iowa	26	North Dakota	2
Missouri	56	Kansas	26	Montana	1
Alabama	55	Connecticut	25	Rhode Island	1
New York	55	Oregon	24
Tennessee	54	Nevada	19

Ancillary services and strategic initiatives businesses, including our international operations

As of December 31, 2015, our ancillary services and strategic initiatives consisted primarily of pharmacy services, disease management services, vascular access services, clinical research, physician services, direct primary care and our international dialysis operations. Our ancillary services and strategic initiatives, including our international operations, accounted for approximately 10.0% of our consolidated net revenues for the year ended December 31, 2015, and relate primarily to our core business of providing kidney care services.

Ancillary services and strategic initiatives consist primarily of the following as of December 31, 2015:

•

Pharmacy services. DaVita Rx is a pharmacy that specializes in providing oral medications and medication management services to patients with ESRD and other chronic diseases. The main objective of the pharmacy is to improve clinical outcomes and reduce total healthcare costs by facilitating increased patient compliance and to provide our patients a convenient way to fill their prescription needs. Revenues are recognized as prescriptions are filled and shipped to patients or when services are completed.

•

Disease management services. VillageHealth provides advanced care management services to health plans and government agencies for employees/members diagnosed with ESRD and/or CKD. Through a combination of clinical coordination, medical claims analysis and information technology, we endeavor to assist our customers and patients in obtaining superior renal healthcare and improved clinical outcomes, as well as helping to reduce overall medical costs. Revenues are typically based upon an established contract fee and are recognized as earned over the contract period and can include additional fees for cost savings recognized by certain customers. In 2015, VillageHealth operated Medicare Advantage ESRD Special Needs Plans in partnership with two payors that work with CMS to provide ESRD patients full service healthcare. We are at risk for all medical costs of the program in excess of the capitation payments. Furthermore, in October 2015, VillageHealth entered into a management service agreement to support three ESCO joint ventures in which the Company is an investor through certain wholly- or majority-owned dialysis clinics. The ESCOs were formed under the Innovation Center’s CEC Model to demonstrate the coordination of care for ESRD patients in a dialysis-center oriented ACO setting. Each ESCO joint venture has a shared risk arrangement with CMS for this program.

•

Vascular access services. Lifeline provides management and administrative services to physician-owned vascular access clinics that provide vascular services for dialysis and other patients. Lifeline is also the majority-owner of nine vascular access clinics and wholly-owns one vascular access clinic. Management fees generated from providing management and administrative services are recognized as earned typically based on a percentage of revenues or cash collections generated by the clinics. Revenues associated with the vascular access clinics that are majority-owned are recognized in the period when the services are provided.

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

•

Physician services. Nephrology Practice Solutions (NPS) is an independent business that partners with physicians committed to providing outstanding clinical and integrated care to patients. NPS provides nephrologist employment opportunities in select markets and offers physician practice management services to nephrologists under administrative services agreements. These services include physician practice management, billing and collections, credentialing, coding, and other support services that enable physician practices to increase efficiency and manage their administrative needs. Fees generated from these services are recognized as earned typically based upon flat fees or cash collections generated by the physician practice. NPS also provides leading nephrology recruitment and staffing services which are billed on a per search basis.

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

International dialysis operations

As of December 31, 2015, we operated or provided administrative services to a total of 118 outpatient dialysis centers located in ten countries outside of the U.S., serving approximately 10,000 patients. Our international dialysis operations continue to grow steadily and expand as a result of developing and acquiring outpatient dialysis centers in various strategic markets. However, our overall net revenues generated from our international operations represented approximately 1% of our consolidated net revenues during 2015. Our international operations are included as a component of our ancillary services and strategic initiatives. The table below summarizes the number and locations of our international outpatient dialysis centers.

	2015	2014	2013	2012
Number of centers at beginning of year	91	73	36	11
Acquired centers	21	9	38	13
Developed and hospital operated centers	7	11	2	9
Managed centers, net	(1)	—	—	3
Closed centers	—	(2)	(3)	—
Number of centers at end of year	118	91	73	36

The locations of our international outpatient dialysis centers are as follows:

Malaysia	38
Germany	20
Colombia	15
India	13
Saudi Arabia	10
Poland	8
Portugal	5
Taiwan	5
China	3
Singapore	1
118

Corporate Administrative Support

Corporate administrative support consists primarily of labor, benefits and long-term incentive compensation costs for departments which provide support to all of our different operating lines of business. Corporate administrative support costs were approximately $19 million, $13 million and $53 million in 2015, 2014 and 2013, respectively. These expenses are included in our consolidated general and administrative expenses and are offset by the allocation of management fees. The increase in corporate administrative support costs in 2015 as compared to 2014 was due to an increase in professional fees.

HealthCare Partners Division

HealthCare Partners business overview

HCP is a patient- and physician-focused integrated healthcare delivery and management company with over two decades of experience providing coordinated, outcomes-based medical care in a cost-effective manner. As of December 31, 2015, HCP had approximately 807,400 members under its care in southern California, Colorado, central and south Florida, southern Nevada, central New Mexico and central Arizona through capitation contracts with some of the nation’s leading health plans. Of these members, approximately 317,400 individuals were patients enrolled in Medicare Advantage, and the remaining approximately 490,000 individuals were managed care members whose health coverage is provided through their employer or who have individually acquired health coverage directly from a health plan or as a result of their eligibility for Medicaid benefits.

HCP patients as well as the patients of HCP’s associated physicians, physician groups and IPAs benefit from an integrated approach to medical care that places the physician at the center of patient care. As of December 31, 2015, HCP delivered services to its members via a network of 547 associated group full-time primary care physicians, over 2,900 associated group and other network primary care physicians, 240 network hospitals, and several thousand associated group and network specialists. Together with hundreds of case managers, registered nurses and other care coordinators, these medical professionals utilize a comprehensive information technology system, sophisticated risk management techniques and clinical protocols to provide high-quality, cost-effective care to HCP’s members.

U.S. healthcare spending has increased steadily over the past twenty years. These increases have been driven, in part, by the aging of the baby boomer generation, lack of healthy lifestyle both in terms of exercise and diet, rapidly increasing costs in medical technology and pharmaceutical research, and provider reimbursement structures that may promote volume over quality in a FFS environment. These factors, as well as the steady growth of the U.S. population, have made the healthcare industry a growing market. In 2014, CMS reported that healthcare accounted for 17.5% of the U.S. economy and healthcare spending increased 5.3% to reach $3.0 trillion. Medicare spending grew 5.5% to $620 billion in 2014 or 20% of National Health Expenditures, according to CMS. Medicare outlays accounted for 14% of the Federal Budget in 2014 according to the Congressional Budget Office (CBO). Medicare is frequently the focus of discussions on how to moderate the growth of both federal spending and healthcare spending in the U.S.

Growth in Medicare spending is expected to continue due to population demographics. According to the U.S. Census Bureau, the overall U.S. population grew 57% from 1970 through 2015, while the number of Medicare enrollees grew by 157% from 1970 to 2013 based on the latest publicly available CMS data. As an increasing number of the baby boomers become eligible for Medicare, the senior market is expected to be 20% of the total U.S. population by 2030 according to the U.S. Census Bureau.

Medicare Advantage is an alternative to the traditional FFS Medicare program, which permits Medicare beneficiaries to receive benefits from a managed care health plan. Medicare Advantage plans contract with CMS to provide benefits that are at least comparable to those offered under the traditional FFS Medicare program in exchange for a fixed monthly premium payment per member from CMS. The monthly premium varies based on the county in which the member resides, as adjusted to reflect the plan members’ demographics and the members’ risk scores. Individuals who elect to participate in the Medicare Advantage program typically receive greater benefits than traditional FFS Medicare Part B beneficiaries, including additional preventive services, vision, dental and prescription drug benefits, and often have lower deductibles and co-payments than traditional FFS Medicare.

Managed care health plans were developed, primarily during the 1980s, in an attempt to mitigate the rising cost of providing healthcare benefits to populations covered by traditional health insurance. These managed care health plans enroll members through their employers. As a result of the prevalence of these health plans, many seniors now becoming eligible for Medicare have been interacting with managed care companies through their employers for the last 30 years. Individuals turning 65 now are likely to be far more familiar with the managed care setting than previous Medicare populations. According to Kaiser Family Foundation, in 2014, Medicare Advantage represents only 31% of total Medicare members, creating a significant opportunity for additional Medicare Advantage penetration of newly eligible seniors.

In an effort to reduce the number of uninsured and to begin to control healthcare expenditures, President Obama signed the Health Reform Acts into law in March 2010, which were affirmed, in substantial part, by the U.S. Supreme Court in June 2012. The Health Reform Acts provide for a reduction of up to 27 million uninsured individuals by 2019, while potentially increasing Medicaid coverage by up to 15 million individuals. CMS projects that the total number of uninsured Americans will fall to 23 million in 2023 from 45 million in 2012. These previously uninsured Americans and potentially newly eligible Medicaid beneficiaries represent a significant new market opportunity for health plans. We believe that health plans looking to cover these newly eligible individuals under fixed premium arrangements will seek provider arrangements that can effectively manage the cost and quality of the care being provided to these newly eligible individuals.

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

One of the primary ways in which the Health Reform Acts will fund increased health insurance coverage is through cuts in Medicare Advantage reimbursement. County benchmarks are transitioning to a system in which each county’s benchmark in 2017 will be a certain percentage (ranging from 95% to 115%) of FFS. In a March 2015 report to Congress, the Medicare Payment Advisory Commission (MedPAC) estimated that 2016 Medicare Advantage benchmarks, bids, and payments would average 107%, 94%, and 102% of FFS spending, respectively.

Despite the fact that the plan bids average less than FFS spending, payments for enrollees in these plans usually exceed FFS spending because the benchmarks are high relative to FFS spending. For example, health maintenance organizations (HMOs) as a group bid an average of 90% of FFS spending, yet 2015 payments for HMO enrollees are estimated to average 101% of FFS spending because the benchmarks, including the quality bonuses, average 106% of FFS spending.

As a result of the above, plans would generally have to bid significantly lower than FFS or the Medicare Advantage benchmark for CMS to begin to save money on Medicare Advantage. As a result of the transition of county benchmarks from 95% to 115% of FFS, Medicare Advantage benchmarks on average are expected to be reduced to parity with FFS by 2017. Given that CMS will retain 25% of the difference of any plans bid below benchmark, the overall Medicare Advantage program should realize savings as compared to FFS in 2017, which would result in lower payments to Medicare Advantage plans and to HCP.

Many health plans recognize both the opportunity for growth from senior members as well as the potential risks and costs associated with managing additional senior members. In regions operated by HCP and numerous other markets, many health plans subcontract a significant portion of the responsibility for managing patient care to integrated medical systems such as HCP. These integrated healthcare systems, whether medical groups or IPAs, offer a comprehensive medical delivery system and sophisticated care management know-how and infrastructure to more efficiently provide for the healthcare needs of the population enrolled with that health plan. While reimbursement models for these arrangements vary around the country, health plans in California, Florida, Nevada, New Mexico and Arizona often prospectively pay the integrated healthcare system a fixed Per Member Per Month (PMPM) amount, or capitation payment, which is often based on a percentage of the amount received by the health plan. The capitation payment is for much—and sometimes virtually all—of the care needs of the applicable membership. Capitation payments to integrated healthcare systems, in the aggregate, represent a prospective budget from which the system manages care-related expenses on behalf of the population enrolled with that system. To the extent that these systems manage care-related expenses under the capitated levels, the system realizes an operating profit. On the other hand, if care-related expenses exceed projected levels, the system will realize an operating deficit. Since premiums paid represent a significant amount per person, there is a significant revenue opportunity for an integrated medical system like HCP that is able to effectively manage its costs under a capitated arrangement.

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

Healthcare reform

The U.S. healthcare system, including the Medicare Advantage program, is subject to a broad array of new laws and regulations as a result of the Health Reform Acts. This legislation made significant changes to the Medicare program and to the health insurance market overall. The Health Reform Acts are considered by some to be the most dramatic change to the U.S. healthcare system in decades. The U.S. Supreme Court found that the individual mandate to obtain health insurance coverage under this legislation is constitutional and also found that the expanded Medicaid benefit included in the legislation is constitutional if states can opt out of the expanded Medicaid benefit without losing their funding under the pre-reform Medicaid program. In a separate, subsequent case, the U.S. Supreme Court also upheld the use of subsidies to individuals in federally-facilitated healthcare exchanges, rejecting an argument that such subsidies would apply only in the state-run healthcare exchanges.

The Health Reform Acts reflect sweeping legislation that, once fully implemented, may have a significant impact on the U.S. healthcare system generally and the operations of HCP’s business. There are numerous steps required to implement the Health Reform Acts, and implementation remains ongoing. Congress also has enacted, and may continue to seek, legislative changes that alter, delay, or eliminate some of their provisions. For example, under the 2016 Omnibus budget agreement, Congress voted to delay certain new taxes that the Health Reform Acts had enacted, including the excise tax on certain high-cost health plans, the medical device tax, and the tax on health insurers. These and other changes contribute to the uncertainty of the ongoing implementation and impact of the Health Reform Acts; they also underscore the potential for additional reform going forward.

One provision of the Health Reform Acts required CMS to establish a Medicare Shared Savings Program (MSSP) that promotes accountability and coordination of care through the creation of ACOs. The program allows certain providers and suppliers (including hospitals, physicians and other designated professionals) to voluntarily form ACOs and work together along with other ACO participants to invest in infrastructure and redesign delivery processes to achieve high quality and efficient delivery of services. In 2014, HCP entered into an agreement with CMS to participate in the MSSP in California, Florida and Nevada. Under this program, HCP is striving to attain improved clinical outcomes to its Medicare FFS patients in a more cost-effective manner, and will have the opportunity to share with CMS in any financial savings created.

Payor environment

Government programs

HCP derives a significant portion of its revenues from services rendered to beneficiaries of Medicare (including Medicare Advantage), Medicaid, and other governmental healthcare programs.

Medicare. The Medicare program was established in 1965 and became effective in 1967 as a federally funded U.S. health insurance program for persons aged 65 and older, and it was later expanded to include individuals with ESRD and certain disabled persons, regardless of income or age. Since its formation, Medicare has grown to an approximately $620 billion program in 2014, covering approximately 55 million Americans and, based on the growing number of eligible beneficiaries and increases in the cost of healthcare, CBO projects that net Medicare spending will increase from $527 billion in 2015 to $866 billion in 2024.

Initially, Medicare was offered only on a FFS basis. Under the Medicare FFS payment system, an individual can choose any licensed physician enrolled in Medicare and use the services of any hospital, healthcare provider or facility certified by Medicare. CMS reimburses providers for covered services if CMS considers them medically necessary.

FFS Medicare pays for physician services according to a physician fee schedule (PFS) set each year by CMS in accordance with formulas mandated by Congress. Historically, CMS annually adjusted the Medicare Physician Fee Schedule (Medicare PFS) payment rates based on an updated formula that included application of the Sustainable Growth Rate (SGR). On April 1, 2014, President Obama signed into law the Protecting Access to Medicare Act of 2014, which provided for a 0% update to the 2015 Medicare PFS through March 31, 2015. Subsequently, on April 16, 2015, President Obama signed and enacted into law H.R. 2, the Medicare Access and CHIP Reauthorization Act of 2015, which, among other things, repealed the SGR and instituted a 0% update to the single conversion factor under the Medicare PFS from January 1 through June 30, 2015, a 0.5% update for July 2015 through the end of 2019, and a 0% update for 2020 through 2025. For 2026 and subsequent years, the update will be either 0.75% or 0.25%, depending on which Alternate Payment Model (APM) the physician participates. Given that the payment updates for APMs have yet to take effect, we cannot determine the impact of such payment models on our business at this time.

In addition, in recent years, Congress has enacted various laws seeking to reduce the federal debt level and contain healthcare expenditures. For example, the BCA called for the establishment of a Joint Select Committee (the Committee) on Deficit Reduction, tasked with reducing the federal debt level. However, because the Committee did not draft a proposal by the BCA’s deadline, President Obama issued an initial sequestration order on March 1, 2013 that imposed automatic spending cuts on various federal programs. Under the Bipartisan Budget Act of 2013 and a bill signed by the President on February 15, 2014, sequestration has been extended through fiscal year 2024. Medicare payments to providers are subject to such cuts, although the BCA generally limited the Medicare cuts to two percent. For fiscal year 2024, however, Medicare sequestration amounts will be realigned such that there will be a 4.0 percent sequester for the first six months and a zero percent sequester for the second six months.

The instability of the federal budget may lead to legislation that could result in further cuts in Medicare and Medicaid payments to providers. In recent years, the government has enacted a patchwork of appropriations legislation to temporarily suspend the debt ceiling and continue government operations. The Medicare program is frequently mentioned as a target for spending cuts. Spending cuts to the Medicare program could adversely affect our operating results.

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

Most Medicare beneficiaries have the option to enroll in private health insurance plans that contract with Medicare under the Medicare Advantage program. According to the Kaiser Family Foundation, the share of Medicare beneficiaries in such plans has risen rapidly in recent years; it reached approximately 31% in 2015 from approximately 13% in 2004. Plan costs for the standard benefit package can be significantly lower or higher than the corresponding cost for beneficiaries in the traditional Medicare FFS payment program, but prior to the Health Reform Acts, private plans were generally paid a higher average amount, and they used the additional payments to reduce enrollee cost-sharing requirements, provide extra benefits, and/or reduce Medicare premiums. These enhancements were valuable to enrollees, but also resulted in higher Medicare costs overall and higher premiums for all Medicare Part B beneficiaries and not just those enrolled in Medicare Advantage plans. The Health Reform Acts require that future payments to plans be based on benchmarks in a range of 95% to 115% of local FFS Medicare costs, with bonus amounts payable to plans meeting high quality-of-care standards. In addition, health plans offering Medicare Advantage are required to spend at least 85% of their premium dollars on medical care, the so-called medical loss ratio (MLR). Since HCP is not a health plan, except for DaVita HealthCare Partners Plan (DHPP) it is not subject to the 85% MLR requirement (see “HealthCare Partners Division—Knox-Keene” below). However, payments that health plans make to HCP will apply in full towards the health plans’ 85% MLR requirement. If a health plan does not meet the 85% MLR requirement, it must provide a rebate to its customers. Any such shortfalls will not impact amounts paid by health plans to HCP.

Medicaid. Medicaid is a federal entitlement program administered by the states that provides healthcare and long-term care services and support to low-income Americans. Medicaid is funded jointly by the states and the federal government. The federal government guarantees matching funds to states for qualifying Medicaid expenditures based on each state’s federal medical assistance percentage, which is calculated annually and varies inversely with average personal income in the state. Subject to federal rules, each state establishes its own eligibility standards, benefit packages, payment rates and program administration within broad federal statutory and regulatory guidelines. Every state Medicaid program must balance a number of potentially competing demands, including the need for quality care, adequate provider access, and cost-effectiveness. In an effort to improve quality and provide more uniform and cost-effective care, many states have implemented Medicaid managed care programs to improve access to coordinated healthcare services, including preventative care, and to control healthcare costs. Under Medicaid managed care programs, a health plan receives capitation payments from the state. The health plan, in turn, arranges for the provision of healthcare services by contracting with a network of medical providers, such as HCP. HCP has entered into capitation agreements with health plans to manage approximately 122,600 Medicaid managed care members in its southern California and Florida markets.

Commercial payors

According to a survey conducted from January through June 2015 by the Kaiser Family Foundation and the Health Research and Education Trust, approximately 63% of non-elderly U.S. citizens received their healthcare benefits through their employers, which contracted with health plans to administer these healthcare benefits. Patients enrolled in health plans offered through an employment setting are generally referred to as commercial members. Commercial employer-sponsored health plan enrollment was approximately 147 million in 2015, according to the survey conducted by the Kaiser Family Foundation and the percentage of workers covered increased by approximately 1% from 62% in 2014. Under the Health Reform Acts, many uninsured individuals and many individuals who receive their health insurance benefits through small employers may purchase their healthcare benefits through insurance exchanges in which health plans compete directly for individual or small group members’ enrollment. HCP derives a significant amount of its enrollment from commercial members; however, these members represent a disproportionately small share of HCP’s operating profits.

Whether in the Medicare Advantage, commercial or Medicaid market, managed care health plans seek to provide a coordinated and efficient approach to managing the healthcare needs of their enrolled populations. By negotiating with providers, such as pharmacies, hospitals and physicians, and indirectly trying to influence physicians’ behavior through various incentive and penalty schemes, managed care companies attempt to enhance their profitability by limiting their medical costs. These health plans have shown success in mitigating certain components of medical cost, but we believe they are limited by their indirect relationship with physicians, who in the aggregate direct most of their patients’ healthcare costs. We believe that physician-led and professionally-managed integrated medical systems such as HCP’s have a greater opportunity to influence cost and improve quality due to the close coordination of care at the most effective point of contact with the patient—the primary care physician.

Capitation and FFS revenue

There are a number of different models under which an integrated medical system receives payment for managing and providing healthcare services to its members.

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

Global model. In Florida and Arizona, HCP may contract directly with health plans under global capitation arrangements that include hospital services, because state law permits HCP to assume financial responsibility for both professional and institutional services. In New Mexico, HCP assumed financial responsibility for professional services only.

In California, entities that maintain full or restricted licenses under the California Knox-Keene Health Care Service Plan Act of 1975 (Knox-Keene) are permitted to assume financial responsibility for both professional and institutional services. As described below, in December 2013, HCP obtained a restricted Knox-Keene license and therefore may enter into global capitation arrangements with health plans through which HCP will assume financial responsibility for both professional and institutional services.

In Nevada, HCP enters into global capitation arrangements to assume financial responsibility for both professional and institutional services. However, the Nevada Division of Insurance (NDI) has not opined on whether it is appropriate for an entity like HCP to enter into global capitation arrangements and assume financial responsibility for the provision of both professional and institutional services to either Medicare Advantage enrollees or enrollees of commercial health plans. In order to avoid an adverse finding by the NDI with respect to HCP’s global capitation arrangements in Nevada, HCP applied for an insurance license from the NDI and obtained the license in 2015. HCP is currently evaluating its ability to assign any of its existing contracts to the NDI license holder. Because of the current global capitation to HCP, and HCP’s assumption of nearly the entire professional and institutional risk in Nevada, Florida and Arizona, HCP’s health plan customers function primarily to support HCP in undertaking marketing and sales efforts to enroll members and processing claims in these states.

Risk-sharing model. In California, HCP currently utilizes a capitation model in several different forms. While there are variations specific to each arrangement, HealthCare Partners Affiliates Medical Group and HealthCare Partners Associates Medical Group, Inc. (collectively HCPAMG), which are medical groups that have entered into management services agreements with HCP, have historically contracted with health plans to receive a PMPM or percentage of premium (POP) capitation payment for professional (physician) services and assumed the financial responsibility for professional services. In some cases, the health plans separately enter into capitation contracts with third parties (typically hospitals) who directly receive a capitation payment and assume contractual financial responsibility for institutional (hospital) services. In other cases, the health plan does not pay a capitation payment to the hospital, but rather administers and pays fee-for-service claims for hospital expenses. In both cases, HCPAMG has been responsible under its health plan agreements for managing the care dollars associated with both the professional and institutional services provided for in the HCPAMG capitation payment. In the case of institutional services and as a result of its managed care-related administrative services agreements with hospitals, HCPAMG has recognized a percentage of the surplus of institutional revenues less institutional expense as HCPAMG net revenues and has also been responsible for some percentage of any short-fall in the event that institutional expenses exceed institutional revenues. In connection with HCP’s obtaining a restricted Knox-Keene license in California, substantially all of the California health plan contracts, along with the revenues received under such contracts, have been assigned from HCPAMG to DHPP. In addition, HCP now has the legal authority to transition these health plan contracts to global capitation arrangements in which HCP is responsible for arranging professional and institutional services in exchange for a single capitation payment. HCP is in the process of evaluating and identifying which risk-sharing arrangements, if any, will be converted to global capitation arrangements, subject to HCP’s and the applicable health plan’s satisfactory negotiation and approval, as well as approval from the Department of Managed Healthcare. Completion of such evaluation and possible conversion is expected to occur over time.

Government regulation

In addition to the laws and regulations to which our dialysis and related lab services business are subject to, the internal operations of HCP and its contractual relationships with healthcare providers such as hospitals, other healthcare facilities, and healthcare professionals are subject to extensive and increasing regulation by numerous federal, state, and local government entities. These laws and regulations often are interpreted broadly and enforced aggressively by multiple government agencies, including the OIG, the DOJ, and various state authorities. Many of these laws and regulations are the same as those that impact our dialysis and related lab services business. For example:

•	HCP’s financial relationships with healthcare providers including physicians and hospitals could subject HCP to criminal and civil sanctions and penalties under the federal Anti-Kickback Statute;
•	The referral of Medicare patients by HCP-associated physicians for the provision of DHS may subject the parties to sanctions and penalties under the federal Stark Law;
•	HCP’s financial relationships and those of its associated physicians may subject the parties to penalties and sanctions under state fraud and abuse law;
•

HCP’s submission of claims to governmental payors such as the Medicare and Medicaid programs for services provided by its associated physicians and clinical personnel may subject HCP to sanction and penalties under the FCA; and

•

HCP’s handling of PHI may subject HCP to sanctions and penalties under HIPAA and its implementing privacy and security regulations, as amended by the HITECH Act and state medical privacy laws which often include penalties and restrictions that are more severe than those which arise under HIPAA.

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

Licensing, certification, accreditation and related laws and guidelines. HCP clinical personnel are subject to numerous federal, state and local licensing laws and regulations, relating to, among other things, professional credentialing and professional ethics. Since HCP clinical personnel perform services in medical office settings, hospitals and other types of healthcare facilities, HCP may indirectly be subject to laws applicable to those entities as well as ethical guidelines and operating standards of professional trade associations and private accreditation commissions, such as the American Medical Association and the Joint Commission. There are penalties for non-compliance with these laws and standards, including loss of professional license, civil or criminal fines and penalties, loss of hospital admitting privileges, federal healthcare program disenrollment, loss of billing privileges, and exclusion from participation in various governmental and other third-party healthcare programs.

Professional licensing requirements. HCP’s clinical personnel, including physicians, must satisfy and maintain their professional licensing in the states where they practice medicine. Activities that qualify as professional misconduct under state law may subject them to sanctions, including the loss of their licenses and could subject HCP to sanctions as well. Many state boards of medicine impose reciprocal discipline, that is, if a physician is disciplined for having committed professional misconduct in one state where he or she is licensed, another state where he or she is also licensed may impose the same discipline even though the conduct did not occur in that state. Therefore, if an HCP-associated physician is licensed in multiple states, sanctions or loss of licensure in one state may result in sanction or the loss of licensure in other states. Professional licensing sanctions may also result in exclusion from participation in governmental healthcare programs, such as Medicare and Medicaid, as well as other third-party programs.

Corporate practice of medicine and fee splitting. California, Nevada and Arizona are three states in which HCP operates that have laws that prohibit business entities, such as our Company and our subsidiaries, from practicing medicine, employing physicians to practice medicine or exercising control over medical decisions by physicians (known collectively as the corporate practice of medicine). These states also prohibit entities from engaging in certain financial arrangements, such as fee-splitting, with physicians. In some states these prohibitions are expressly stated in a statute or regulation, while in other states the prohibition is a matter of judicial or regulatory interpretation.

In California, a violation of the corporate practice of medicine prohibition constitutes the unlawful practice of medicine, which is a public offense punishable by fines and other criminal penalties. In addition, any physician who participates in a scheme that violates California’s corporate practice of medicine prohibition may be punished for aiding and abetting a lay entity in the unlawful practice of medicine. In Nevada, violation of the corporate practice of medicine rules by a lay entity also constitutes the unlawful practice of medicine. This violation is a felony punishable by fines and other criminal penalties. Physicians in Nevada can similarly be punished for aiding and abetting in the unlicensed practice of medicine. In Arizona, although state statutes establish professional corporations for the provision of professional services including medical services, state statutes and regulations do not specifically address the corporate practice of medicine prohibition or proscribe penalties for its violation. Accordingly, a violation of the corporate practice of medicine prohibition as set forth in Arizona case law would, at least, be deemed illegal and result in the voiding of the offending employment or contractual relationship at issue.

In California, Nevada and Arizona, where the corporate practice of medicine is prohibited, HCP has historically operated by maintaining long-term management contracts with multiple associated professional organizations which, in turn, employ or contract with physicians to provide those professional medical services required by the enrollees of the payors with which the professional organizations contract. Under these management agreements, HCP performs only non-medical administrative services, does not represent that it offers medical services, and does not exercise influence or control over the practice of medicine by the physicians or the associated physician groups with which it contracts. For example, in California, HCP has full-service management contracts with HCPAMG. The HCPAMG entities are owned by California-licensed physicians and professional medical corporations and contract with physicians to provide professional medical services. In Nevada, HCP’s Nevada subsidiaries have similar management agreements with Nevada professional corporations that employ and contract with physicians to provide professional medical services.

In Arizona, HCP arranges for the provision of patient care services through an IPA named Arizona Integrated Physicians (AIP). AIP is a professional corporation that contracts with independent physicians and medical group practices. In this way, the professional medical services required by HCP members in Arizona are provided by AIP and structured to be in compliance with Arizona’s corporate practice of medicine laws.

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

If we were required to restructure HCP’s operating structures in California, Nevada or Arizona due to determination that a corporate practice of medicine violation existed, such a restructuring might include revisions of the California, Nevada or Arizona management services agreements, which might include a modification of the management fee, and/or establishing an alternative structure. For example, our subsidiaries in Nevada or Arizona might have to obtain the equivalent of a California Knox-Keene license in such state in order to comply with the corporate practice of medicine rules while contracting directly with payors and, in turn, physicians, to provide physician services to the payors’ enrollees. In California, HCP’s restricted Knox-Keene license has created potential flexibility for HCP in the event regulatory authorities seek to enforce corporate practice of medicine or fee splitting laws based upon current management services relationships with HCPAMG. HCP’s restricted Knox-Keene license allows DHPP to contract with or employ physicians as a result of an exemption from California’s corporate practice of medicine laws applicable to Knox-Keene licensees.

Knox-Keene. The California Department of Managed Health Care (DMHC) licenses and regulates Health Care Service Plans (HCSPs) pursuant to Knox-Keene. In addition to administering Knox-Keene’s various patient’s rights protections for HCSP-enrolled individuals, the DMHC is responsible for ensuring the financial sustainability over time of HCSPs and other regulated entities. As such, the DMHC is charged with continually monitoring the financial health of regulated entities. The DMHC’s Division of Financial Oversight conducts examinations of the fiscal and administrative affairs of licensed HCSPs to protect consumers and providers from potential insolvencies. Financial examination reviews include examinations of cash flow, premium receivables, intercompany transactions and medical liabilities. The examination also ensures that there is adequate tangible net equity (TNE), as determined according to calculations included in Knox-Keene. The TNE regulations for organizations holding a Knox-Keene license, like HCP, vary depending on circumstances, but generally require any licensee to have on hand in cash or cash equivalents a minimum of the greater of (i) $1 million, (ii) the sum of 2% of the first $150 million of annualized premium revenues plus 1% of annualized premium revenues in excess of $150 million, or (iii) the sum of 8% of the first $150 million of annualized healthcare expenditures (except those paid on a capitated basis or managed hospital payment basis) plus 4% of the annualized healthcare expenditures, except those paid on a capitated basis or managed hospital payment basis, which are in excess of $150 million. In its sole discretion, DMHC may require, as a condition to obtaining or maintaining an HCSP license, that a licensee accept certain contractual undertakings such that the licensee is obligated to maintain TNE in amounts greater than the minimum amount described above. Such contractual undertakings may require 130% or more of TNE to be maintained by a licensee.

The DMHC interprets Knox-Keene to apply to both HCSPs and downstream contracting entities, including provider groups that enter into global risk contracts with licensed HCSPs. A global risk contract is a healthcare services contract in which a downstream contracting entity agrees to provide both professional (physician) services and institutional (hospital) services subject to an at-risk or capitated reimbursement methodology. According to DMHC, entities that accept global risk must obtain a restricted Knox-Keene license. Under a restricted Knox-Keene license, entities may enter into global risk contracts with other licensed HCSPs. Holders of restricted Knox-Keene licenses must comply with the same financial requirements as HCSPs with full licenses, including demonstrating specific levels of TNE, but are granted waivers from meeting marketing and other terms of full Knox-Keene licensure. The consequences of operating without a license include civil penalties, criminal penalties and the issuance of cease and desist orders.

DHPP holds a restricted Knox-Keene license, which was approved by DMHC on December 31, 2013. This allows HCP to contract directly with HCSPs to simplify its historic contractual and financial structure and to facilitate expansion into new markets in California. However, this also subjects HCP and DHPP to additional regulatory burdens, including (i) regulatory oversight of operations, (ii) the need to seek approval for all material business changes, (iii) significant requirements to maintain certain TNE levels, and (iv) other operating limitations imposed by Knox-Keene and its regulations. Under its restricted Knox-Keene license, DHPP is prohibited from declaring or paying any dividends or making any distribution of cash or property to DHPP’s parent, affiliates, or shareholders, if such a distribution would cause DHPP to fail to maintain TNE, have insufficient working capital or cash flow as required by DMHC regulation or otherwise be unable to provide or arrange healthcare services. In addition, DHPP is subject to DMHC oversight and must seek approval before incurring any debt or guaranteeing any debt relating to DHPP’s parent, affiliates, or shareholders. DHPP must also submit proposed global capitation contracts to DMHC for approval.

HCP services

Approximately 90% of HCP’s operating revenues for the year ended December 31, 2015 were derived from multi-year capitation contracts with health plans. Under these contracts, HCP’s health plan customers delegate full responsibility for member care to physicians and healthcare facilities that are part of HCP’s provider network. In return, HCP receives a PMPM fee for each HCP member. As a result, HCP has financial and clinical accountability for a population of members. In California, HCP does not assume direct financial risk for institutional (hospital) services in most cases, but is responsible for managing the care dollars associated with both the professional (physician) and institutional services being provided for the PMPM fee attributable to both professional and institutional services. In those cases and as a result of its managed care-related administrative services agreements with hospitals, HCP recognizes the surplus of institutional revenues less institutional expense as HCP net revenues and is also responsible for any short-fall in the event that institutional expenses exceed institutional revenues. In addition to revenues recognized for financial reporting purposes, HCP measures its total care dollars under management. This includes the PMPM fee payable to third parties for institutional (hospital) services where HCP manages the care provided to its members by hospitals and other institutional services. These fees are not included in Generally Accepted Accounting Principles (GAAP) revenues. For the year ended December 31, 2015, HCP’s total consolidated operating revenues were $3.755 billion and total care dollars under management were $4.952 billion.

HCP provides complete medical care through a network of participating physicians and other healthcare professionals. Through its group model, HCP employs, directly (where permitted by state law) and through its associated physician groups, approximately 547 associated group full-time primary care physicians. Through its IPA model, HCP contracts with a network of over 2,900 associated groups and other network primary care physicians who provide care for HCP’s members in an independent office setting. These physicians are complemented by several thousand network specialists and 240 network hospitals that provide specialty or institutional care to the patients of HCP’s associated physicians, physician groups and IPAs.

In order to comply with local regulations prohibiting the corporate practice of medicine, many of HCP’s group physicians are employed by associated medical groups with which HCP has entered into long-term management agreements. The largest of these HCP managed medical groups is HCPAMG, which employs, directly or indirectly, over 600 full-time primary care physicians, specialists and hospitalists. See “Governmental Regulations—Corporate Practice of Medicine and Fee Splitting” above.

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

HCP group physicians typically see 15 to 20 patients per day, which we believe is an appropriate benchmark to ensure there is sufficient time to understand all of the patients’ clinical needs. HCP care teams, including nurses, engage in outreach to patients in order help monitor fragile and high risk patients, and help improve adherence to physicians’ care plans. During these visits, HCP’s physicians, nurses and educators use the time to educate patients and manage their healthcare needs. The goal of this preventative care delivery model is to keep patients healthy. Education improves self-management and compliance which allows the patient to recognize early signs of their disease and seek appropriate care. We believe this translates into earlier intervention, which in turn leads to fewer emergency room visits, fewer hospital admissions and fewer hospital bed days (the most expensive location for healthcare). This clinical model seeks to provide early diagnosis of disease or deterioration in a chronic and complex condition and provide preventive care to maintain optimal health and avert unnecessary hospitalization. Clinic-based case managers and hospitalists coordinate with the primary care physicians to ensure that patients are receiving proper care whether they are in the clinic, in the hospital or are not regularly accessing healthcare. Physicians and case managers encourage patients to regularly visit the clinics in order to enhance their day-to-day health and diagnose any illness or deterioration in condition as early as possible.

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

We believe HCP is well positioned to effectively leverage marketplace demands for greater provider accountability, measurable quality results and cost efficient medical care. We believe that HCP’s business model is likely to continue to be an attractive alternative for health plans looking for high quality, cost effective delivery systems, physicians seeking an attractive practice environment and patients interested in a highly integrated approach to managing their medical care. Additionally, we believe that the scale of HCP’s business allows it to spread capitation risk over a large population of members, invest in comprehensive analytic and healthcare information tools as well as clinical and quality measurement infrastructure, and recognize administrative and operating efficiencies. For these reasons, we believe that HCP offers patients, physicians and health plans a proven platform for addressing many of the most pressing challenges facing the U.S. healthcare system, including rising medical costs.

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

•

HCP has over two decades of experience in managing complex disease cases for its population of patients. As a result, HCP has developed a rich dataset of patient care experiences and outcomes which permits HCP to proactively monitor and intervene in improving the care of its members.

•	HCP’s senior management team possesses substantial experience with the healthcare industry with average experience of nearly 20 years, as of December 31, 2015.

Locations of HCP clinics

As of December 31, 2015, HCP managed a total of 226 medical clinics, of which 62 clinics were located in California, 13 clinics were located in Colorado, 79 clinics were located in Florida, 55 clinics were located in Nevada, 14 clinics were located in New Mexico and three clinics were located in Georgia. As described above, HCP members in Arizona receive services at independent physician and medical group practice offices. In this way, HCP does not directly manage clinics in Arizona.

Competition

U.S. and International dialysis competition

The U.S. dialysis industry has consolidated significantly over time but still remains highly competitive, particularly in terms of acquiring existing outpatient dialysis centers. We continue to face a high degree of competition in the U.S. dialysis industry from large and medium-sized providers who compete directly with us for the acquisition of dialysis businesses, relationships with physicians to act as medical directors and for individual patients, as well as skilled clinical personnel. In addition, as we continue our international dialysis expansion into various international markets, we face competition from large and medium-sized providers for acquisition targets as well as physician relationships. Because of the ease of entry into the dialysis business and the ability of physicians to own dialysis centers and/or also be medical directors for their own centers, competition for growth in existing and expanding markets is not limited to large competitors with substantial financial resources. Acquisitions, developing new outpatient dialysis centers, patient retention and physician relationships are a critical component of our growth strategy and our business could be adversely affected if we are not able to continue to make dialysis acquisitions on reasonable and acceptable terms, continue to develop new outpatient dialysis centers, maintain or establish new relationships with physicians or if we experience significant patient attrition to our competitors. Competition for qualified physicians to act as medical directors and for inpatient dialysis services agreements with hospitals is also intense. Occasionally, we have also experienced competition from former medical directors or referring physicians who have opened their own outpatient dialysis centers. We also experience competitive pressures from other dialysis providers in connection with negotiating contracts with commercial healthcare payors and in recruiting and retaining qualified skilled clinical personnel.

The two largest dialysis companies, Fresenius Medical Care (FMC) and our Company, account for approximately 72% of outpatient dialysis patients in the U.S. with our Company serving approximately 36% of the total outpatient dialysis patients. Approximately 45% of the centers not owned by us or FMC are owned or controlled by hospitals or non-profit organizations. Hospital-based and non-profit dialysis units typically are more difficult to acquire than physician-owned dialysis centers.

FMC also manufactures a full line of dialysis supplies and equipment in addition to owning and operating outpatient dialysis centers worldwide. This may give FMC cost advantages over us because of its ability to manufacture its own products. Additionally, FMC has been one of our largest suppliers of dialysis products and equipment over the last several years. In January 2010, we entered into and subsequently extended an agreement with FMC to purchase a certain amount of dialysis equipment, parts and supplies from FMC through February 29, 2016. We are currently renegotiating this agreement to extend the period of the agreement and to finalize the costs of our dialysis products. In addition, we entered in to a product supply agreement with Baxter Healthcare Corporation (Baxter) that commits us to purchase a certain amount of dialysis supplies through 2018. Our purchases of products in these categories generally offered by both FMC and Baxter represent approximately 4% of our total U.S. dialysis operating expenses. In 2015, we purchased hemodialysis products and supplies from both FMC and Baxter that each represented approximately 2% of our total U.S.

dialysis operating expenses. The amount of purchases in future years from FMC will depend upon a number of factors, including the operating requirements of our centers, the number of centers we acquire, and growth of our existing centers.

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

We have a code of conduct that each of our teammates and affiliated professionals must follow and we have a confidential toll-free hotline for teammates and patients to report potential instances of noncompliance. Our Chief Compliance Officer administers the compliance program. The Chief Compliance Officer reports directly to our Chief Executive Officer, our Chief Executive Officer of Kidney Care and Chair of the Compliance Committee of our Board of Directors (Board Compliance Committee). On October 22, 2014, DaVita signed a CIA with the United States Department of Health and Human Services, Office of Inspector General. The CIA:

•	requires that we maintain certain elements of our compliance programs;
•

imposes certain expanded compliance-related requirements during the term of the CIA, including increased training for teammates, physician partners and board members, implementing a series of procedures prior to entering into arrangements with referrals sources, execution of annual certifications by senior executives that evidence compliance with federal healthcare laws and regulations, internal compliance policies and the CIA, imposition of an executive recoupment program and quarterly and annual reports to the OIG;

•

requires the formal allocation of certain oversight responsibility to the Board Compliance Committee and a resolution from that committee that it has made reasonable inquiry into the operations of the compliance program and the retention of an independent compliance advisor in year three of the CIA;

•	contains certain business restrictions related to a subset of our joint venture arrangements, including our agreeing to:
1.	unwind 11 joint venture transactions, all of which have been completed,
2.	not enter into certain types of partial divestiture joint venture transactions with nephrologists during the term of the CIA, and
3.	certain other restrictions;
•	requires that we engage an Independent Monitor who will provide additional oversight and reporting to the OIG for the term of the CIA.

The costs associated with compliance with the CIA could be substantial and may be greater than we currently anticipate. In addition, in the event of a breach of the CIA, we may become liable for payment of certain stipulated penalties, and/or be excluded from participation on federal healthcare programs. The OIG notified us that it considered us to be in breach of the CIA because of three implementation deficiencies. We have remediated the deficiencies and have paid certain stipulated penalties. The costs associated with compliance with the CIA or any liability, or consequences associated with breach thereof, could have an adverse effect on our revenues, earnings and cash flows.

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

Teammates

As of December 31, 2015, we employed approximately 60,400 teammates, including our international teammates:

●	Licensed professional staff (physicians, nurses and other healthcare professionals)	25,000
●	Other patient care and center support staff and laboratory personnel	24,600
●	Corporate, billing and regional administrative staff	10,800

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

Approximately 34% of our dialysis services revenues for the year ended December 31, 2015 were generated from patients who have commercial payors as their primary payor. The majority of these patients have insurance policies that pay us on terms and at rates that are generally significantly higher than Medicare rates. The payments we receive from commercial payors generate nearly all of our profit and all of our nonacute dialysis profits come from commercial payors. We continue to experience downward pressure on some of our commercial payment rates as a result of general conditions in the market, recent and future consolidations among commercial payors, increased focus on dialysis services and other factors. Specifically, in the second quarter of 2015, two planned mergers of large commercial payors were announced. If completed, these announced mergers could put increased pressure on the dialysis rates we receive from commercial payors. There is no guarantee that commercial payment rates will not be materially lower in the future.

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

Our revenue levels are sensitive to the percentage of our patients with higher-paying commercial insurance coverage. A patient’s insurance coverage may change for a number of reasons, including changes in the patient’s or a family member’s employment status. Currently, for a patient covered by an employer group health plan, Medicare generally becomes the primary payor after 33 months, or earlier, if the patient’s employer group health plan coverage terminates. Patients with commercial insurance who cannot otherwise maintain coverage frequently rely on financial assistance from charitable organizations, such as the American Kidney Fund. If these patients are unable to obtain or continue to receive such financial assistance, our revenues, earnings, and cash flow could be substantially reduced. When Medicare becomes the primary payor, the payment rate we receive for that patient decreases from the employer group health plan rate to the lower Medicare payment rate. We have seen an increase in the number of patients who have government-based programs as their primary payors which we believe is largely a result of improved mortality and recent economic conditions which have a negative impact on the percentage of patients covered under commercial insurance plans. To the extent there are sustained or increased job losses in the U.S., independent of whether general economic conditions might be improving, we could experience a continued decrease in the number of patients covered under commercial plans. We could also experience a further decrease if changes to the healthcare regulatory system result in fewer patients covered under commercial plans or an increase of patients covered under more restrictive commercial plans with lower reimbursement rates. In addition, our continuous process of negotiations with commercial payors under existing or potentially new agreements could result in a decrease in the number of patients under commercial plans to the extent that we cannot reach agreement with commercial payors on rates and other terms, resulting in termination or non-renewals of existing agreements or our inability to enter into new ones. Commercial payors have taken and may continue to take steps to control the cost of and/or the eligibility for access to healthcare services. These efforts could impact the number of our patients who are eligible to enroll in commercial insurance plans, and remain on the plans, including plans offered through healthcare exchanges. If there is a significant reduction in the number of patients under higher-paying commercial plans relative to government-based programs that pay at lower rates, it would have a material adverse effect on our revenues, earnings and cash flows.

Changes in the structure of and payment rates under the Medicare ESRD program could substantially reduce our revenues, earnings and cash flows.

Approximately 44% of our dialysis services revenues for the year ended December 31, 2015 was generated from patients who have Medicare as their primary payor. For patients with Medicare coverage, all ESRD payments for dialysis treatments are made under a single bundled payment rate which provides a fixed payment rate to encompass all goods and services provided during the dialysis treatment, including pharmaceuticals that were historically separately reimbursed to the dialysis providers, such as EPO, vitamin D analogs and iron supplements, irrespective of the level of pharmaceuticals administered or additional services performed. Most lab services are also included in the bundled payment. The bundled payment rate is also adjusted for certain patient characteristics, a geographic usage index and certain other factors.

The current bundled payment system presents certain operating, clinical and financial risks, which include:

•

Risk that our rates are reduced by CMS. Uncertainty about future payment rates remains a material risk to our business. In December 2013, CMS published the 2014 final rule for the ESRD PPS, which phases in the payment reductions mandated by the American Taxpayer Relief Act of 2012 as modified by the Protecting Access to Medicare Act of 2014, which will reduce our market basket inflation adjustment by 1.25% in 2016 and 2017, and 1% in 2018. In November 2014, CMS published the 2015 final rule for the ESRD PPS, which increased payments to dialysis facilities in 2015 by 0.3% to 0.5%, although rural facilities received a decrease of 0.5%. CMS also recently issued the 2016 final rule for the ESRD PPS, which cuts dialysis facilities’ bundled payment rate for 2016 as compared to 2015 and includes adjustments for certain co-morbidities and other patient health factors and rural facilities. CMS believes its 2016 final rule for the ESRD PPS will (i) increase overall payments to both hospital-based and freestanding dialysis facilities by approximately 0.20%, and (ii) decrease overall payments to rural dialysis facilities by approximately 0.10%.

•

Risk that increases in our operating costs will outpace the Medicare rate increases we receive. We expect to continue experiencing increases in operating costs that are subject to inflation, such as labor and supply costs, regardless of whether there is a compensating inflation-based increase in Medicare payment rates or in payments under the bundled payment rate system.

•

Risk of federal budget sequestration cuts. As a result of the BCA and subsequent activity in Congress, a $1.2 trillion sequester (across-the-board spending cuts) in discretionary programs took effect on March 1, 2013. In particular, a 2% reduction to Medicare payments took effect on April 1, 2013, which was subsequently extended through 2014 and 2015. The Bipartisan Budget Act of 2015 extended the BCA’s annual 2% reduction to Medicare payments through fiscal year 2025. These across-the-board spending cuts have affected and will continue to adversely affect our revenues, earnings and cash flows.

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

The healthcare reform legislation, enacted in 2010, introduced healthcare insurance exchanges which provide a marketplace for eligible individuals and small employers to purchase healthcare insurance. While patients have begun receiving insurance coverage through these exchanges, the business and regulatory environment for these exchanges continues to evolve as the exchanges mature. Additionally, there is uncertainty about how the applicable state and federal agencies will enforce regulations relating to the exchanges. Although we cannot predict the short- or long-term effects of these factors, we believe the healthcare insurance exchanges could result in a reduction in ESRD patients covered by traditional commercial insurance policies and an increase in the number of patients covered through the exchanges under more restrictive commercial plans with lower reimbursement rates or higher deductibles and co-payments that patients may not be able to pay. Approximately eight million individuals were enrolled in the exchanges in 2014, with that number increasing to approximately 11 million in 2015. To the extent that the ongoing implementation of such exchanges or changes in regulations or enforcement of regulations regarding the exchanges results in a reduction in reimbursement rates for our services from commercial and/or government payors, our revenues, earnings and cash flows could be adversely affected.

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

The healthcare reform legislation also added several new tax provisions that, among other things, impose various fees and excise taxes, and limit compensation deductions for health insurance providers and their affiliates. These rules could negatively impact our cash flow and tax liabilities. However, under the FY 2016 Omnibus budget agreement, Congress voted to delay certain new taxes that the Health Reform Acts had enacted, including the excise tax on certain high-cost health plans, the medical device tax, and the tax on health insurers. These and other changes contribute to the uncertainty of the ongoing implementation and impact of the Health Reform Acts; they also underscore the potential for additional reform going forward.

The Innovation Center is currently working with various healthcare providers to develop, refine and implement ACOs and other innovative models of care for Medicare and Medicaid beneficiaries. We are currently uncertain of the extent to which the long-term operation and evolution of these care models, including ACOs, Bundled Payments for Care Improvement Initiative, CEC Model (which includes the development of ESCOs), the Comprehensive Primary Care Initiative, the Duals Demonstration, and other models, will impact the healthcare market over time. Our U.S. dialysis business may choose to participate in one or several of these models either as a partner with other providers or independently. We are currently participating in the CEC Model with the Innovation Center, including with organizations in Arizona, Florida, New Jersey and Pennsylvania. Even in areas where DaVita is not directly participating in this or other Innovation Center models, some of our patients may be assigned to an ACO, another ESRD Care Model, or another program, in which case the quality and cost of care that we furnish will be included in an ACO’s or other programs’ calculations. As new models of care emerge and evolve, we may be at risk of losing our Medicare patient base, which would have a materially adverse effect on our revenues, earnings and cash flow. Other initiatives in the government or private sector may arise, including the development of models similar to ACOs, IPAs and integrated delivery systems or evolutions of those concepts which could adversely impact our business.

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

There is also a considerable amount of uncertainty as to the prospective implementation of the federal healthcare reform legislation and what similar measures might be enacted at the state level. There have been multiple attempts through legislative action and legal challenges to repeal or amend the Patient Protection and Affordable Care Act of 2010, as modified by the Health Reform Acts, including the case that was recently heard by the U.S. Supreme Court, King v. Burwell. Although the Supreme Court upheld the provision by the federal government of subsidies to individuals in federally facilitated healthcare exchanges in Burwell, which ultimately did not disrupt significantly the implementation of the healthcare reform legislation, we cannot predict whether other current or future efforts to repeal or amend these laws will be successful, nor can we predict the impact that such a repeal or amendment would have on our business and operations, or on our revenues and earnings. The enacted reforms as well as future legislative changes could have a material adverse effect on our results of operations, including lowering our reimbursement rates and increasing our expenses.

Changes in state Medicaid or other non-Medicare government-based programs or payment rates could reduce our revenues, earnings and cash flows.

Approximately 22% of our dialysis services revenues for the year ended December 31, 2015 was generated from patients who have state Medicaid or other non-Medicare government-based programs, such as coverage through the Department of Veterans Affairs (VA), as their primary coverage. As state governments and other governmental organizations face increasing budgetary pressure, we may in turn face reductions in payment rates, delays in the receipt of payments, limitations on enrollee eligibility or other changes to the applicable programs. For example, certain state Medicaid programs and the VA have recently considered, proposed or implemented payment rate reductions.

The VA adopted Medicare’s bundled PPS pricing methodology for any veterans receiving treatment from non-VA providers under a national contracting initiative. Since we are a non-VA provider, these reimbursements are tied to a percentage of Medicare reimbursement, and we have exposure to any dialysis reimbursement changes made by CMS. Approximately 2% of our dialysis services revenues for the year ended December 31, 2015 was generated by the VA.

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

Additionally, evaluations on the utilization and reimbursement for ESAs, which have occurred in the past and may occur in the future, and related actions by the U.S. Congress and federal agencies, could result in further restrictions on the utilization and reimbursement for ESAs. Commercial payors have increasingly examined their administration policies for EPO and, in some cases, have modified those policies. Changes in labeling of EPO and other pharmaceuticals in a manner that alters physician practice patterns or accepted clinical practices, changes in private and governmental payment criteria, including the introduction of EPO administration policies could have a material adverse effect on our revenues, earnings and cash flows. Further increased utilization of EPO for patients for whom the cost of EPO is included in a bundled reimbursement rate, or further decreases in reimbursement for EPO and other pharmaceuticals that are not included in a bundled reimbursement rate, could also have a material adverse effect on our revenues, earnings and cash flows.

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

Future increases in the cost of EPO without corresponding increases in payment rates for EPO from commercial payors and without corresponding increases in the Medicare bundled rate could have a material adverse effect on our earnings and cash flows and ultimately reduce our income. In November 2011, we entered into a seven year Sourcing and Supply Agreement with Amgen, pursuant to which we committed to purchase EPO in amounts necessary to meet no less than 90% of our requirements for ESAs. As long as we meet certain conditions, the agreement limits Amgen’s ability to unilaterally increase the price for EPO during the term of the agreement. Our agreement with Amgen provides for discounted pricing and rebates for EPO. However, some of the rebates are subject to various conditions including, but not limited to, future pricing levels of EPO by Amgen and data submission by us. In addition, the rebates are subject to certain limitations. We cannot predict whether, over the seven year term of the agreement, we will continue to receive the rebates for EPO that we have received in the past, or whether we will continue to achieve the same levels of rebates within that structure as we have historically achieved. Factors that could impact our ability to qualify for rebates provided for in our agreement with Amgen in the future include, but are not limited to, our ability to track certain data elements. We cannot predict whether we will be able to meet the applicable qualification requirements for receiving rebates. Failure to meet certain targets and earn the specified rebates could have a material adverse effect on our earnings and cash flows.

If we fail to comply with our Corporate Integrity Agreement, we could be subject to substantial penalties and exclusion from participation in federal healthcare programs that may adversely impact our revenues, earnings and cash flows.

In October 2014, we entered into a Settlement Agreement with the United States and relator David Barbetta to resolve the then pending 2010 and 2011 U.S. Attorney physician relationship investigations and paid $406 million in settlement amounts, civil forfeiture, and interest to the United States and certain states. In connection with the resolution of these matters, and in exchange for the OIG’s agreement not to exclude us from participating in the federal healthcare programs, we have entered into a five-year CIA with the OIG. The CIA (i) requires that we maintain certain elements of our compliance programs, (ii) imposes certain expanded compliance-related requirements during the term of the CIA, (iii) requires ongoing monitoring and reporting by an independent monitor, imposes certain reporting, certification, records retention and training obligations, allocates certain oversight responsibility to the Board’s Compliance Committee, necessitates the creation of a Management Compliance Committee and the retention of an independent compliance advisor to the Board, and (iv) contains certain business restrictions related to a subset of our joint venture arrangements, including our agreeing to (i) unwind 11 joint venture transactions that were created through partial divestitures to, or partial acquisitions from, nephrologists and that cover 26 of our 2,119 clinics that existed at the time we entered into the Settlement Agreement, all of which have been completed, (ii) not enter into certain types of partial divestiture joint venture transactions with nephrologists during the term of the CIA, (iii) non-enforcement of certain patient-related non-solicitation restrictions, and (iv) certain other restrictions. The costs associated with compliance with the CIA could be substantial and may be greater than we currently anticipate. In addition, in the event of a breach of the CIA, we could become liable for payment of certain stipulated penalties, and could be excluded from participation in federal healthcare programs. The OIG notified us that it considered us to be previously in breach of the CIA because of three implementation deficiencies. While we have remediated the deficiencies and have paid certain stipulated penalties, we cannot provide any assurances that we may not be found in breach of the CIA in the future. In general, the costs associated with compliance with the CIA, or any liability or consequences associated with a breach, could have a material adverse effect on our revenues, earnings and cash flows. For our domestic dialysis business, we are required under the CIA to report to the OIG (i) probable violations of criminal, civil or administrative laws applicable to any federal health care program for which penalties or exclusions may be authorized under applicable laws and regulations, (ii) substantial overpayments of amounts of money we have received in excess of the amounts due and payable under the federal healthcare program requirements, and (iii) employment of or contracting with individuals ineligible from participating in the federal healthcare programs (we refer to these collectively as Reportable Events). We have provided the OIG notice of Reportable Events and we may identify and report additional events in the future. If any of our operations are found to violate government laws and regulations, we could suffer severe consequences that would have a material adverse effect on our revenues, earnings, cash flows and stock price, including those consequences described under the risk factor “If we fail to adhere to all of the complex government regulations that apply to our business, we could suffer severe consequences that would substantially reduce our revenues, earnings, cash flows and stock price.”

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

As of December 31, 2015, we owned a controlling interest in numerous dialysis-related joint ventures, which represented approximately 23% of our dialysis and related lab services revenues for the year ended December 31, 2015. In addition, we also owned minority equity investments in several other dialysis related joint ventures. We may continue to increase the number of our joint ventures. Many of our joint ventures with physicians or physician groups also have certain physician owners providing medical director services to centers we own and operate. Because our relationships with physicians are governed by the federal and state anti-kickback statutes, we have sought to structure our joint venture arrangements to satisfy as many federal safe harbor requirements as we believe are commercially reasonable. However, although our joint venture arrangements do not satisfy all of the elements of any safe harbor under the federal Anti-Kickback Statute, they are not automatically prohibited under the federal Anti-Kickback Statute but are susceptible to government scrutiny. In October 2014, we entered into a Settlement Agreement with the United States and relator David Barbetta to resolve the then pending 2010 and 2011 U.S. Attorney physician relationship investigations regarding certain of our joint ventures and paid $406 million in settlement amounts, civil forfeiture, and interest to the United States and certain states. For further details, please see “If we fail to comply with our CIA, we could be subject to substantial penalties and exclusion from participation in federal healthcare programs that may adversely impact our revenues, earnings and cash flows”.

There are significant estimating risks associated with the amount of dialysis revenues and related refund liabilities that we recognize and if we are unable to accurately estimate our revenues and related refund liabilities, it could impact the timing and the amount of our revenues recognition or have a significant impact on our operating results.

There are significant estimating risks associated with the amount of dialysis and related lab services revenues and related refund liabilities that we recognize in a reporting period. The billing and collection process is complex due to ongoing insurance coverage changes, geographic coverage differences, differing interpretations of contract coverage, and other payor issues. Determining applicable primary and secondary coverage for approximately 180,000 U.S. patients at any point in time, together with the changes in patient coverage that occur each month, requires complex, resource-intensive processes. Errors in determining the correct coordination of benefits may result in refunds to payors. Revenues associated with Medicare and Medicaid programs are also subject to estimating risk related to the amounts not paid by the primary government payor that will ultimately be collectible from other government programs paying secondary coverage, the patient’s commercial health plan secondary coverage or the patient. Collections, refunds and payor retractions typically continue to occur for up to three years and longer after services are provided. We generally expect our range of dialysis and related lab services revenues estimating risk to be within 1% of net revenues for the segment, which represents approximately 5% of dialysis and related lab services adjusted operating income. If our estimates of dialysis and related lab services revenues and related refund liabilities are materially inaccurate, it could impact the timing and the amount of our revenues recognition and have a significant impact on our operating results.

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

In addition, we may take actions to restructure existing relationships or take positions in negotiating extensions of relationships to assure compliance with the federal Anti-Kickback Statute, Stark Law and other similar laws. If the terms of any existing agreement are found to violate applicable laws, we may not be successful in restructuring the relationship which could lead to the early termination of the agreement, or cause the physician to stop referring patients to our dialysis centers. These actions in an effort to comply with applicable laws and regulations could negatively impact the decision of physicians to extend their medical director agreements with us or to refer their patients to us. If a significant number of physicians were to cease referring patients to our dialysis centers, our revenues, earnings and cash flows would be substantially reduced.

Deterioration in economic conditions and further disruptions in the financial markets could have a material adverse effect on our revenues, earnings and cash flows and otherwise adversely affect our financial condition.

Deterioration in economic conditions could adversely affect our business and our profitability. Among other things, the potential decline in federal and state revenues that may result from such conditions may create additional pressures to contain or reduce reimbursements for our services from Medicare, Medicaid and other government sponsored programs. Increases in job losses in the U.S. as a result of adverse economic conditions has and may continue to result in a smaller percentage of our patients being covered by an employer group health plan and a larger percentage being covered by lower paying Medicare and Medicaid programs. Employers may also select more restrictive commercial plans with lower reimbursement rates. To the extent that payors are negatively impacted by a decline in the economy, we may experience further pressure on commercial rates, a further slowdown in collections and a reduction in the amounts we expect to collect. In addition, uncertainty in the financial markets could adversely affect the variable interest rates payable under our credit facilities or could make it more difficult to obtain or renew such facilities or to obtain other forms of financing in the future, if at all. Any or all of these factors, as well as other consequences of a deterioration in economic conditions which cannot currently be anticipated, could have a material adverse effect on our revenues, earnings and cash flows and otherwise adversely affect our financial condition.

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

We recently launched a new billing system that is critical to our billing operations. If there are defects in the new billing system, we may experience difficulties in our ability to successfully bill and collect for services rendered, including a delay in collections, a reduction in the amounts collected, increased risk of retractions from and refunds to commercial and government payors, an increase in our provision for uncollectible accounts receivable and noncompliance with reimbursement regulations. To mitigate this risk, we launched the new system in phases; however, any defects in the new billing and collection system could have a material adverse effect on our revenues, cash flows and operating results.

Our ability to effectively provide the services we offer could be negatively impacted if certain of our suppliers are unable to meet our needs or if we are unable to effectively access new technology, which could substantially reduce our revenues, earnings and cash flows.

We have significant suppliers that are either the sole or primary source of products critical to the services we provide, including Amgen, Baxter, FMC, NxStage Medical, Inc. and others or to which we have committed obligations to make purchases. If any of these suppliers are unable to meet our needs for the products they supply, including in the event of a product recall or shortage, and we are not able to find adequate alternative sources, or if some of the drugs that we purchase are not reimbursed or not adequately reimbursed by commercial payors or through the bundled payment rate by Medicare, our revenues, earnings and cash flows could be substantially reduced. In addition, the technology related to the products critical to the services we provide is subject to new developments and may result in superior products. If we are not able to access superior products on a cost-effective basis or if suppliers are not able to fulfill our requirements for such products, we could face patient attrition which could substantially reduce our revenues, earnings and cash flows.

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

Over 90% of HCP’s revenue for the year ended December 31, 2015 is derived from fixed PMPM fees paid by health plans under capitation agreements with HCP or its associated physician groups. While there are variations specific to each arrangement, HCP, through DHPP and, in certain instances, HCP’s associated physician groups generally contract with health plans to receive a PMPM fee for professional services and assume the financial responsibility for professional services only. In some cases, the health plans separately enter into capitation contracts with third parties (typically hospitals) who receive directly a PMPM fee and assume contractual financial responsibility for hospital services. In other cases, the health plan does not pay any portion of the PMPM fee to the hospital, but rather administers claims for hospital expenses itself. In both scenarios, HCP enters into managed care-related administrative services agreements or similar arrangements with those third parties (typically hospitals) under which HCP agrees to be responsible for utilization review, quality assurance, and other managed care-related administrative functions and claim payments. As compensation for such administrative services, HCP is entitled to receive a percentage of the amount by which the institutional capitation revenue received from health plans exceeds institutional expenses; any such risk-share amount to which HCP is entitled is recorded as medical revenues and HCP is also responsible for a percentage of any short-fall in the event that institutional expenses exceed institutional revenues. To the extent that members require more care than is anticipated, aggregate fixed PMPM amounts, or capitation payments, may be insufficient to cover the costs associated with treatment. If medical expenses exceed estimates, except in very limited circumstances, HCP will not be able to increase the PMPM fee received under these risk agreements during their then-current terms and could, directly or indirectly through its contracts with its associated physician groups, suffer losses with respect to such agreements.

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

Some states have laws that prohibit business entities, such as HCP, from practicing medicine, employing physicians to practice medicine, exercising control over medical decisions by physicians (also known collectively as the corporate practice of medicine) or engaging in certain arrangements, such as fee-splitting, with physicians. In some states these prohibitions are expressly stated in a statute or regulation, while in other states the prohibition is a matter of judicial or regulatory interpretation. Of the states in which HCP currently operates, Arizona, California and Nevada prohibit the corporate practice of medicine, and other states may as well.

In Arizona, California and Nevada, HCP operates by maintaining long-term contracts with its associated physician groups which are each owned and operated by physicians and which employ or contract with additional physicians to provide physician services. Under these arrangements, HCP provides management services and, receives a management fee for providing non-medical management services; however, HCP does not represent that it offers medical services, and does not exercise influence or control over the practice of medicine by the physicians or the associated physician groups.

In addition to the above management arrangements, HCP has certain contractual rights relating to the orderly transfer of equity interests in certain of its associated Arizona, California and Nevada physician groups through succession agreements and other arrangements with their physician equity holders. However, such equity interests cannot be transferred to or held by HCP or by any non-professional organization. Accordingly, neither HCP nor HCP’s subsidiaries directly own any equity interests in any physician groups in Arizona, California and Nevada. In the event that any of these associated physician groups fail to comply with the management arrangement or any management arrangement is terminated and/or HCP is unable to enforce its contractual rights over the orderly transfer of equity interests in its associated physician groups, such events could have a material adverse effect on HCP’s business, financial condition or results of operations.

It is possible that a state regulatory agency or a court could determine that HCP’s agreements with physician equity holders of certain managed Arizona, California and Nevada associated physician groups as described above, either independently or coupled with the management services agreements with such associated physician groups, are in violation of the corporate practice of medicine doctrine. As a result, these arrangements could be deemed invalid, potentially resulting in a loss of revenues and an adverse effect on results of operations derived from such associated physician groups. Such a determination could force a restructuring of HCP’s management arrangements with associated physician groups in Arizona, California and/or Nevada, which might include revisions of the management services agreements, including a modification of the management fee and/or establishing an alternative structure, which would permit HCP to contract with a physician network without violating the corporate practice of medicine prohibition. There can be no assurance that such a restructuring would be feasible, or that it could be accomplished within a reasonable time frame without a material adverse effect on HCP’s operations and financial results. In December 2013, DHPP obtained a restricted Knox-Keene license in California, which permits DHPP to contract with health plans in California to accept global risk without violating the corporate practice of medicine prohibition. However, HCP and HCP’s Arizona and Nevada associated physician groups, as well as those physician equity holders of associated physician groups who are subject to succession agreements with HCP, could be subject to criminal or civil penalties or an injunction for practicing medicine without a license or aiding and abetting the unlicensed practice of medicine.

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

If DHPP is not able to satisfy financial solvency or other regulatory requirements, DaVita HealthCare Partners could become subject to sanctions and its license to do business in California could be limited, suspended or terminated.

Knox-Keene requires healthcare service plans operating in California to comply with financial solvency and other requirements overseen by the DMHC. Under Knox-Keene, DHPP is required to, among other things:

•	Maintain, at all times, a minimum TNE;
•	Submit periodic financial solvency reports to the DMHC containing various data regarding performance and financial solvency;
•	Comply with extensive regulatory requirements; and
•	Submit to periodic regulatory audits and reviews concerning DaVita HealthCare Partner Plan operations and compliance with Knox-Keene.

In the event that DaVita HealthCare Partners Plan is not in compliance with the provisions of Knox-Keene, it could be subject to sanctions, or limitations on, or suspension of its license to do business in California.

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

•

Submit periodic reports to the California DMHC containing various data and attestations regarding performance and financial solvency, including incurred but not reported calculations and documentation, and attestations as to whether or not the organization was in compliance with Knox-Keene requirements related to claims payment timeliness had maintained positive TNE (i.e., at least $1.00), and had maintained positive working capital (i.e., at least $1.00).

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

On April 6, 2015, CMS issued its final rule establishing the 2016 Medicare Advantage benchmark payment rates announcing the model it will use to blend risk acuity scores. In 2016, CMS will fully implement the 2014 CMS-Hierarchical Condition Categories (CMS-HCC) Model and will not blend the risk scores calculated using the 2013 CMS-HCC model. Based upon our preliminary analysis of the final rule, we estimate that the reduction in 2016 rates, including adjustments for the new Affordable Care Act (ACA) blended benchmark county rates and qualifying bonuses, will lead to a reduction in Medicare Advantage rates to HCP of approximately 2%, or a net impact of approximately $50 million to our 2016 operating income. This compares to an industry average rate increase of approximately 1.25% as indicated by CMS in its final rule regarding the 2016 rates. The final impact of 2016 Medicare Advantage rates can vary from this estimate and will be impacted by the relative growth of HCP’s Medicare Advantage patient volumes across markets as well as by the benefit plan designs submitted. It is possible that we underestimated the impact of the 2016 Medicare Advantage rates on our business, which may have a material adverse effect on our financial position, results of operation or cash flows.

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

In addition, we took impairment charges against the goodwill of certain of our HCP reporting units in the fourth quarter of 2015 related to underperformance of the business in recent quarters, as well as changes in other market conditions, including government reimbursement cuts and our expected ability to mitigate them. We may also need to take additional goodwill impairment charges against earnings in a future period, depending on the impact of this decrease in rates on the value of our HCP reporting units. A goodwill impairment occurs when the carrying value of a reporting unit’s goodwill is in excess of its implied fair value, and the amount of such non-cash charge, if any, could be significant. In estimating the fair value of our HCP reporting units, we will update our forecasts for each HCP reporting unit to reflect the expected future cash flows that we believe market participants would use in determining the fair values of our HCP reporting units if they were to acquire these reporting units. We will also use certain estimates and key assumptions in determining our estimate of these fair values, including discount and long-term growth rates, market data and future reimbursement rates. Our estimates of the fair value of our HCP reporting units could differ from the actual fair values a market participant would pay for these reporting units.

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

The President’s 2016 budget proposed nearly $500 billion in cuts to Medicare, Medicaid and other programs run by HHS over the next decade. Although the majority of the cuts were not targeted at Medicare Advantage plans, the broad cuts could signal further downward pressure on reimbursement to Medicare providers and Medicare Advantage plans, which would have a negative impact on HCP’s revenues, earnings and cash flows. Future budget cuts could impact HCP’s revenues.

There is uncertainty regarding both Medicare Advantage payment rates and beneficiary enrollment, which, if reduced as a result of the implementation of the Health Reform Acts, would reduce HCP’s overall revenues and net income. For example, although the CBO predicted in 2012 that Medicare Advantage participation would drop precipitously by 2020, in 2013 the CBO reversed its prediction and instead predicted that enrollment in Medicare Advantage could increase by up to 50% in the next decade. Although Medicare Advantage enrollment increased by approximately 5.6 million, or by 50 percent, between the enactment of the ACA in 2010 and 2015, there can be no assurance that this trend will continue. Further, fluctuation in Medicare Advantage payment rates were evidenced by CMS’s announcement in its final 2015 Call Letter that Medicare Advantage rates would rise an average of 0.4% in 2015, instead of falling 1.9% as it had predicted in February 2014. On April 6, 2015, CMS announced its Medicare Advantage rates for 2016. See above for further details. Uncertainty over Medicare Advantage enrollment and payment rates present a continuing risk to HCP’s business.

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

For the year ended December 31, 2015, 61% of HCP’s consolidated capitated medical revenues were earned through contracts with three health plans.

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

HCP, on behalf of itself and its associated physicians, physician groups and IPAs, submits to health plans claims and encounter data that support the risk adjustment factor (RAF) scores attributable to members. These RAF scores determine, in part, the revenue to which the health plans and, in turn, HCP is entitled for the provision of medical care to such members. The data submitted to CMS by each health plan is based, in part, on medical charts and diagnosis codes prepared and submitted by HCP. Each health plan generally relies on HCP and its employed or affiliated physicians to appropriately document and support such RAF data in HCP’s medical records. Each health plan also relies on HCP and its employed or affiliated physicians to appropriately code claims for medical services provided to members. Erroneous claims and erroneous encounter records and submissions could result in inaccurate PMPM fee revenue and risk adjustment payments, which may be subject to correction or retroactive adjustment in later periods. This corrected or adjusted information may be reflected in financial statements for periods subsequent to the period in which the revenue was recorded. HCP might also need to refund a portion of the revenue that it received, which refund, depending on its magnitude, could damage its relationship with the applicable health plan and could have a material adverse effect on HCP’s results of operations, financial condition or cash flows. We have identified a potentially improper historical HCP coding practice related to a particular condition, which was discontinued following our acquisition of HCP. We have notified CMS and we intend to cooperate with government authorities to address this issue. We are continuing to review other HCP coding practices.

Additionally, CMS audits Medicare Advantage plans for documentation to support RAF-related payments for members chosen at random. The Medicare Advantage plans ask providers to submit the underlying documentation for members that they serve. It is possible that claims associated with members with higher RAF scores could be subject to more scrutiny in a CMS or plan audit. There is a possibility that a Medicare Advantage plan may seek repayment from HCP should CMS make any payment adjustments to the Medicare Advantage plan as a result of its audits. The plans also may hold HCP liable for any penalties owed to CMS for inaccurate or unsupportable RAF scores provided by HCP. In addition, HCP could be liable for penalties to the government.

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

The Health Reform Acts established Medicare Shared Savings Programs (MSSP) for ACOs, which took effect in January 2012. Under the MSSP, eligible organizations are accountable for the quality, cost and overall care of Medicare beneficiaries assigned to an ACO and may be eligible to share in any savings below a specified benchmark amount. The Secretary of HHS is also authorized, but not required, to use capitation payment models with ACOs. HCP has formed an MSSP ACO through a subsidiary, which operates in California, Florida, and Nevada and is evaluating whether to participate in more ACOs in the future. The continued development and expansion of ACOs will have an uncertain impact on HCP’s revenue and profitability. We also are participating as a dialysis provider in Arizona, Florida, New Jersey, and Pennsylvania for the Innovation Center’s CEC Model.

The ACO programs are relatively new and therefore operational and regulatory guidance is limited. It is possible that the operations of HCP’s subsidiary ACO may not fully comply with current or future regulations and guidelines applicable to ACOs, may not achieve quality targets or cost savings, or may not attract or retain sufficient physicians or patients to allow HCP to meet its objectives. Additionally, poor performance could put the HCP ACO at financial risk with a potential obligation to CMS. Traditionally, other than FFS billing by the medical clinics and healthcare facilities operated by HCP, HCP has not directly contracted with CMS and has not operated any health plans or provider sponsored networks. Therefore, HCP may not have the necessary experience, systems, or compliance to successfully achieve a positive return on its investment in the ACO or to avoid financial or regulatory liability. HCP believes that its historical experience with fully delegated managed care will be applicable to operation of its subsidiary ACO, but there can be no such assurance.

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

Our operations are subject to extensive federal, state and local government regulations, including Medicare and Medicaid payment rules and regulations, federal and state anti-kickback laws, the Stark Law and analogous state self-referral prohibition statutes, Federal Acquisition Regulations, the FCA and federal and state laws regarding the collection, use and disclosure of patient health information and the storage, handling and administration of pharmaceuticals. The Medicare and Medicaid reimbursement rules related to claims submission, enrollment and licensing requirements, cost reporting, and payment processes impose complex and extensive requirements upon dialysis providers as well. A violation or departure from any of these legal requirements may result in government audits, lower reimbursements, significant fines and penalties, the potential loss of certification, recoupment efforts or voluntary repayments.

We endeavor to comply with all legal requirements, however, there is no guarantee that we will be able to adhere to all of the complex government regulations that apply to our business. We further endeavor to structure all of our relationships with physicians to comply with state and federal anti-kickback and physician self-referral laws. We utilize considerable resources to monitor the laws and implement necessary changes. However, the laws and regulations in these areas are complex and often subject to varying interpretations. For example, if an enforcement agency were to challenge the level of compensation that we pay our medical directors or the number of medical directors whom we engage, we could be required to change our practices, face criminal or civil penalties, pay substantial fines or otherwise experience a material adverse effect as a result of a challenge to these arrangements. In addition, the FCA amended the Social Security Act to make the knowing failure to report and return overpayments within 60 days of when the overpayment was identified an obligation for purposes of the FCA, 31 U.S.C. § 3729(b)(3). These amendments could subject our procedures for identifying and processing overpayments to greater scrutiny. We have made significant investments in new resources to decrease the time it takes to identify and process overpayments and we may be required to make additional investments in the future. An acceleration in our ability to identify and process overpayments could result in us refunding overpayments to government and other payors more rapidly than we have in the past which could have a material adverse effect on our operating cash flows. In the fourth quarter of 2015, we recorded an estimated accrual of $22 million for potential damages and liabilities associated with write-offs and discounts of patient co-payment obligations, and credits to payors for returns of prescriptions drugs related to our pharmacy business that were identified during the course of an internally-initiated compliance review. We have disclosed the results of this ongoing review to the government. We may accrue additional reserves for refunds and related damages and potential liabilities arising out of this review. Additionally, amendments to the federal Anti-Kickback Statute in the health reform law make claims tainted by anti-kickback violations potentially subject to liability under the FCA, including qui tam or whistleblower suits. We are subject to a CIA which, for our domestic dialysis business, requires us to report probable violations of criminal, civil or administrative laws applicable to any federal health care program for which penalties or exclusions may be authorized under applicable healthcare laws and regulations. See “If we fail to comply with our Corporate Integrity Agreement, we could be subject to substantial penalties and exclusion from participation in federal healthcare programs that may adversely impact our revenues, earnings and cash flows.”

The penalties for a violation of the FCA range from $5,500 to $11,000 (adjusted for inflation) for each false claim plus three times the amount of damages caused by each such claim which generally means the amount received directly or indirectly from the government. Given the high volume of claims processed by our various operating units, the potential is high for substantial penalties in connection with any alleged FCA violations. The federal government has used the FCA to prosecute a wide variety of alleged false claims and fraud allegedly perpetrated against Medicare and state healthcare programs, including coding errors, billing for services not rendered, the submission of false cost reports, billing for services at a higher payment rate than appropriate, billing under a comprehensive code as well as under one or more component codes included in the comprehensive code and billing for care that is not considered medically necessary. In addition to the provisions of the FCA, which provide for civil enforcement, the federal government can use several criminal statutes to prosecute persons who are alleged to have submitted false or fraudulent claims for payment to the federal government. The Civil Investigative Demand (CID) received by our wholly owned pharmacy services subsidiary, DaVita Rx, LLC, specifically references that it is in connection with an FCA investigation concerning allegations that this subsidiary presented or caused to be presented false claims for payment to the government. See the risk factor that immediately follows below for further details.

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
•

Criminal or civil liability, fines, damages or monetary penalties for violations of healthcare fraud and abuse laws, including the federal Anti-Kickback Statute, Stark Law violations, FCA, or other failures to meet regulatory requirements;

•

Enforcement actions by governmental agencies and/or state claims for monetary damages by patients who believe their PHI has been used, disclosed or not properly safeguarded in violation of federal or state patient privacy laws, including but not limited to HIPAA or the Privacy Act of 1974;

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

We are the subject of a number of investigations by the federal government. We have received subpoenas or other requests for documents from the federal government in connection with the Swoben private civil suit, the 2011 U.S. Attorney Medicaid investigation, the 2015 U.S. Attorney Transportation Investigation, the investigations underlying the two subpoenas regarding patient diagnosis coding received by HCP and its JSA subsidiary, the 2015 DOJ Vascular Access Investigation, and the 2016 U.S. Attorney Prescription Drug Investigation described below.

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

Additionally, in March 2015, JSA, a subsidiary of HCP, received a subpoena from the OIG. We have been advised by an attorney with the Civil Division of the DOJ in Washington, D.C. that the subpoena relates to an ongoing civil investigation concerning Medicare Advantage service providers’ risk adjustment practices and data, including identification and verification of patient diagnoses and factors used in making the diagnoses. The subpoena requests documents and information for the period from January 1, 2008 through December 31, 2013, for certain Medicare Advantage plans for which JSA provided services. It also requests information regarding JSA’s communications about patient diagnoses as they relate to certain Medicare Advantage plans generally, and more specifically as related to two Florida physicians with whom JSA previously contracted.

In June 2015, we received a subpoena from the OIG. This civil subpoena covers the period from January 1, 2008 through the present and seeks production of a wide range of documents relating to our and our subsidiaries’ (including HealthCare Partners and its subsidiary JSA HealthCare Corporation) provision of services to Medicare Advantage plans and related patient diagnosis coding and risk adjustment submissions and payments. Some of the information requested relates to a potentially improper historical HCP coding practice related to a particular condition. The practice in question was discontinued following our November 1, 2012 acquisition of HCP and, as we previously disclosed, we notified CMS of the coding practice and potential overpayments. In connection with the

HCP merger, we have certain indemnification rights against the sellers secured by escrow for any and all liabilities incurred. We can make no assurances that the indemnification and escrow would cover the full amount of our potential losses related to this matter. We are cooperating with the government and will gather and produce the requested information.

In November 2015, we announced that RMS Lifeline, Inc., a wholly owned subsidiary of ours that operates under the name Lifeline Vascular Access (Lifeline), received a CID from the DOJ. The CID relates to two vascular access centers in Florida that are part of Lifeline’s vascular access business. The CID covers the period from January 1, 2008 through the present. We acquired these two centers in December 2012. Based on the language of the CID, the DOJ appears to be looking at whether the angiograms of ten patients performed at the two centers were medically unnecessary and therefore whether related claims filed with federal healthcare programs possibly violated the FCA. Lifeline does not perform dialysis services but instead provides vascular access management services for dialysis patients. We are in the process of producing the requested documents to the DOJ.

In early February 2016, we announced that our pharmacy services wholly owned subsidiary, DaVita Rx, received a CID from the U.S. Attorney’s Office for the Northern District of Texas. Based on the language of the CID, it appears the government is conducting an FCA investigation concerning allegations that DaVita Rx presented or caused to be presented false claims for payment to the government for prescription medications. The CID covers the period from January 1, 2006 through the present. In the spring of 2015, we initiated an internal compliance review of DaVita Rx during which we identified potential billing and operational issues. We notified the government in September 2015 that we were conducting this review of DaVita Rx and began providing regular updates of our review. In the fourth quarter of 2015, we recorded an estimated accrual of $22 million for potential damages and liabilities associated with write-offs and discounts of patient co-payment obligations, and credits to payors for returns of prescriptions drugs, related to DaVita Rx that were identified during the course of this internal compliance review. We may accrue additional reserves for refunds and related damages and potential liabilities arising out of this review. Upon completion of our review, we filed a self-disclosure with the OIG in early February 2016 and we have been working to address and update the practices we identified in the self-disclosure, some of which overlaps with information requested by the U.S. Attorney’s Office. We do not know if the U.S. Attorney’s Office, which is part of the DOJ, knew when it served the CID on us that we were already in the process of developing a self-disclosure to the OIG. The OIG informed us in late February that our submission was not accepted.  They indicated that the OIG is not expressing an opinion regarding the conduct disclosed or our legal positions. We intend to cooperate with the government in this matter.

Responding to subpoenas, investigations and civil suits as well as defending ourselves in such matters will continue to require management’s attention and we will continue to incur significant legal expense. Any negative findings or certain terms and conditions that we might agree to accept as part of a negotiated resolution could result in substantial financial penalties or awards against or substantial payments made by us, the imposition of certain obligations on our practices and procedures, exclusion from future participation in the Medicare and Medicaid programs and, in certain cases, criminal penalties. It is possible that criminal proceedings may be initiated against us in connection with investigations by the federal government. To our knowledge, no proceedings have been initiated by the federal government against us at this time. At this time, we cannot predict the ultimate outcome of these inquiries, or the potential outcome of the claims in the relators’ civil suit (except as described above), or the potential range of damages, if any. See Note 17 to the consolidated financial statements of this report for additional details regarding these and other matters.

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

CMS has mandated the use of new patient codes for reporting medical diagnosis and inpatient procedures, referred to as ICD-10, which requires all providers, payors, clearinghouses, and billing services to utilize ICD-10 when submitting claims for payment. ICD-10 will affect diagnosis and inpatient procedure coding for everyone covered by HIPAA, not just those who submit Medicare or Medicaid claims. Claims for services provided on or after October 1, 2015 must use ICD-10 for medical diagnosis and inpatient procedures or they will not be paid. If our services, processes or information systems or those of our payors do not comply with ICD-

10 requirements at any future date, it could potentially delay or even reduce reimbursement payments to us. These delays or reductions could negatively impact our revenues, earnings and cash flows.

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

We are continuously implementing multiple layers of security measures through technology, processes, and our people. We utilize current security technologies and our defenses are monitored and routinely tested internally and by external parties. Despite these efforts, our facilities and systems and those of our third-party service providers may be vulnerable to privacy and security incidents; security attacks and breaches; acts of vandalism or theft; computer viruses; coordinated attacks by activist entities; emerging cybersecurity risks; misplaced or lost data; programming and/or human errors; or other similar events. Emerging and advanced security threats, including coordinated attacks, require additional layers of security which may disrupt or impact efficiency of operations.

Any security breach involving the misappropriation, loss or other unauthorized disclosure or use of confidential information, including PHI, financial data, competitively sensitive information, or other proprietary data, whether by us or a third party, could have a material adverse effect on our business, reputation, financial condition, cash flows, or results of operations. The occurrence of any of these events could result in interruptions, delays, the loss or corruption of data, cessations in the availability of systems or liability under privacy and security laws, all of which could have a material adverse effect on our financial position and results of operations and harm our business reputation. If we are unable to protect the physical and electronic security and privacy of our databases and transactions, we could be subject to potential liability and regulatory action, our reputation and relationships with our patients and vendors would be harmed, and our business, operations, and financial results may be materially adversely affected. Failure to adequately protect and maintain the integrity of our information systems (including our networks) and data, or to defend against cybersecurity attacks, could subject us to monetary fines, civil suits, civil penalties or criminal sanctions and requirements to disclose the breach publicly, and may further result in a material adverse effect on our results of operations, financial position, and cash flows.

There have been increased federal and state HIPAA privacy and security enforcement efforts and we expect this trend to continue. Under HITECH, state attorneys general have the right to prosecute HIPAA violations committed against residents of their states. Several such actions have already been brought against both covered entities and a business associate, and continued enforcement actions are likely to occur in the future. In addition, HITECH mandates that the Secretary of HHS conduct periodic compliance audits of HIPAA covered entities and business associates. It also tasks HHS with establishing a methodology whereby individuals who are harmed by HIPAA violations may receive a percentage of the civil monetary penalty fine or monetary settlement paid by the violator.

In addition to HIPAA, numerous other state and federal laws govern the collection, dissemination, use, access to and confidentiality of individually identifiable health information. In addition, some states are considering new laws and regulations that further protect the confidentiality, privacy or security of medical records or other types of medical or personal information. These laws may be similar to or even more stringent than the federal provisions and are not preempted by HIPAA. Not only may some of these state laws impose fines and penalties upon violators, but some afford private rights of action to individuals who believe their personal information has been misused.

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

HCP operates in a different line of business from our historical business, and we face challenges managing HCP as a new business and may not realize anticipated benefits.

As a result of the HCP transaction, we are now significantly engaged in a new line of business. We may not have the expertise, experience, and resources to pursue all of our businesses at once, and we may be unable to successfully operate all businesses in the combined company. The administration of HCP will require implementation of appropriate operations, management, and financial reporting systems and controls. We experience difficulties in effectively implementing these and other systems. The management of HCP requires and will continue to require the focused attention of our management team, including a significant commitment of its time and resources. The need for management to focus on these matters could have a material and adverse impact on our revenues and operating results. If the HCP operations are less profitable than we currently anticipate or we do not have the experience, the appropriate expertise, or the resources to pursue all businesses in the combined company, the results of operations and financial condition may be materially and adversely affected.

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

Our operations and how we manage the Company may subject the Company, as well as its officers and directors to whom the Company owes certain defense and indemnity obligations, to litigation and liability for damages. Our business, profitability and growth prospects could suffer if we face negative publicity or we pay damages or defense costs in connection with a claim that is outside the scope or limits of coverage of any applicable insurance coverage, including claims related to adverse patient events, contractual disputes, professional and general liability, and directors’ and officers’ duties. In addition, we have received several notices of claims from commercial payors and other third parties, as well as subpoenas and CIDs from the federal government, related to our historical billing practices and the historical billing practices of the centers acquired from Gambro Healthcare and other matters related to their settlement agreement with the DOJ. Although the ultimate outcome of these claims cannot be predicted, an adverse result with respect to one or more of these claims could have a material adverse effect on our financial condition, results of operations, and cash flows. We currently maintain insurance coverage for those risks we deem are appropriate to insure against and make determinations about whether to self-insure as to other risks or layers of coverage. However, a successful claim, including a professional liability, malpractice or negligence claim which is in excess of any applicable insurance coverage, or that is subject to our self-insurance retentions, could have a material adverse effect on our earnings and cash flows.

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

Most of our outstanding employee stock-based compensation awards include a provision accelerating the vesting of the awards in the event of a change of control. We also maintain a change of control protection program for our employees who do not have a significant number of stock awards, which has been in place since 2001, and which provides for cash bonuses to the employees in the event of a change of control. Based on the market price of our common stock and shares outstanding on December 31, 2015, these cash bonuses would total approximately $577 million if a change of control transaction occurred at that price and our Board of Directors did not modify this program. These change of control provisions may affect the price an acquirer would be willing to pay for our Company.

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

For our U.S. dialysis and related lab service business, we own the land and buildings for 26 of our outpatient dialysis centers. We also own the buildings for four other outpatient dialysis centers and the building at one of our Florida labs and we own eleven separate land parcels and sublease a total of three properties to third-party tenants. In addition, we also own the land and building for our corporate headquarters. Our remaining outpatient dialysis centers are located on premises that we lease.

For HCP, we own the land and buildings for nine of our clinics. We also own the building for one other clinic and we own one separate land parcel. Our remaining clinics are located on premises that we lease.

Our leases for our dialysis and related lab services and for HCP generally cover periods from five to 20 years and typically contain renewal options of five to ten years at the fair rental value at the time of renewal. Our leases are generally subject to periodic consumer price index increases, or contain fixed escalation clauses. Our outpatient dialysis centers range in size from approximately 500 to 33,000 square feet, with an average size of approximately 7,500 square feet. HCP’s clinics range in size from approximately

800 to 73,000 square feet, with an average size of approximately 9,200 square feet. Our international leases generally range from one to ten years.

The following is a summary of our business, administrative offices, laboratories and pharmacies:

Office	Location	Square Feet	Expiration
U.S. Dialysis and related lab service and other ancillary business:
Corporate Headquarters	Denver, CO	240,000	Owned
Corporate Headquarters	Denver, CO	116,000	2018
Administrative Office	Vernon Hills, IL	33,000	2019
Administrative Office	Washington DC	4,000	2019
Administrative Office	Centennial, CO	29,000	2018
Business Office	El Segundo, CA	73,700	2017 through 2023
Business Office	Tacoma, WA	119,000	2021
Business Office	Malvern, PA	138,000	2026
Business Office	Brentwood, TN	129,000	2016 through 2025
Business Office	Irvine, CA	66,000	2024
Business Office	Federal Way, WA	188,000	2023
DaVita Rx	Orlando, FL	51,000	2020
DaVita Rx	Coppell, TX	135,000	2019
DaVita Rx	Chandler, AZ	75,000	2027
DaVita Rx	San Bruno, CA	22,200	2017
Laboratory	DeLand, FL	36,000	Owned
Laboratory Warehouse and Offices	DeLand, FL	52,000	2014 through 2016
Laboratory	Hollywood, FL	43,000	2019
Laboratory Office	Miami, FL	1,000	2016
HCP business:
Administrative Office	Albuquerque, NM	135,000	2016
Administrative Office	Arcadia, CA	24,000	2019
Administrative Office	Colorado Springs, CO	42,000	2018 through 2019
Administrative Office	Coral Springs, FL	4,000	2018
Administrative Office	Costa Mesa, CA	27,000	2017
Administrative Office	El Segundo, CA	185,000	2025
Administrative Office	Fort Harrison, FL	2,000	2018
Administrative Office	Las Vegas, NV	37,000	2016 and Month to Month
Administrative Office	Los Angeles, CA	46,000	2021
Administrative Office	Orlando, FL	2,000	Month-to-Month
Administrative Office	Palm Harbor, FL	3,000	2017
Administrative Office	Peoria, AZ	6,000	2016
Administrative Office	Phoenix, AZ	14,000	2019
Administrative Office	St. Petersburg, FL	43,000	2020
Administrative Office	Torrance, CA	151,000	2017 through 2021
International business:
Administrative Office	Bogota, Colombia	7,496	2023
Administrative Office	Singapore, Singapore	5,302	2017
Administrative Office	Bangalore, India	4,628	2016 through 2021
Administrative Office	Benxi, China	3,632	2016
Administrative Office	Amsterdam, Netherlands	3,296	2020
Administrative Office	Riyadh, Saudi Arabia	3,122	2017
Administrative Office	Kuala Lumpur, Malaysia	3,115	2016
Administrative Office	Shanghai, China	2,920	2016
Administrative Office	Hamburg, Germany	2,205	2020
Administrative Office	Taipei , Taiwan	2,160	2017
Administrative Office	Wroclaw, Poland	1,162	2017
Administrative Office	Carnaxide, Portugal	842	2016

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

Inquiries by the Federal Government and Certain Related Civil Proceedings

2011 U.S. Attorney Medicaid Investigation: In October 2011, we announced that we would be receiving a request for documents, which could include an administrative subpoena from the OIG. Subsequent to our announcement of this 2011 U.S. Attorney Medicaid Investigation, we received a request for documents in connection with the inquiry by the U.S. Attorney’s Office for the Eastern District of New York. The request related to payments for infusion drugs covered by Medicaid composite payments for dialysis. It is our understanding that this inquiry is civil in nature. We understand further that certain other providers that operate dialysis clinics in New York may have received a similar request for documents. We have cooperated with the government and produced the requested documents. In April 2014, we reached an agreement in principle with the government and expect to execute in the first quarter of 2016 the settlement agreements with the government and the State of New York to finalize the terms of the settlement and to resolve this matter, and have accrued an amount that is immaterial.

Swoben Private Civil Suit: In April 2013, our HCP subsidiary was served with a civil complaint filed by a former employee of SCAN Health Plan (SCAN), an HMO. On July 13, 2009, pursuant to the qui tam provisions of the federal FCA and the California False Claims Act, James M. Swoben, as relator, filed a qui tam action in the United States District Court for the Central District of California purportedly on behalf of the United States of America and the State of California against SCAN, and certain other defendants whose identities were under seal. The allegations in the complaint relate to alleged overpayments received from government healthcare programs. In or about August 2012, SCAN entered into a Settlement Agreement with the United States of America and the State of California. The United States and the State of California partially intervened in the action for the purpose of settlement with and dismissal of the action against SCAN. In or about November 2011, the relator filed his Third Amended Complaint under seal alleging violations of the federal FCA and the California False Claims Act, which named additional defendants, including HCP and certain health insurance companies (the defendant HMOs). The allegations in the complaint against HCP relate to patient diagnosis coding to determine reimbursement in the Medicare Advantage program, referred to as Hierarchical Condition Coding (HCC) and RAF scores. The complaint sought monetary damages and civil penalties as well as costs and expenses. The DOJ reviewed these allegations and in January 2013 declined to intervene in the case. On June 26, 2013, HCP and the defendant HMOs filed their respective motions to dismiss the Third Amended Complaint pursuant to Federal Rules of Civil Procedure 12(b)(6) and 9(b), challenging the legal sufficiency of the claims asserted in the complaint. On July 30, 2013, the court granted HCP’s motion and dismissed with prejudice all of the claims in the Third Amended Complaint and judgment was entered in September 2013. The court specifically determined that further amendments to the complaint would be futile because, in part, the allegations were publicly disclosed in reports and other sources relating to audits conducted by CMS. In October 2013, the plaintiff appealed to the United States Court of Appeals for the Ninth Circuit and the court’s disposition of the appeal is pending.

2015 U.S. Attorney Transportation Investigation: In February 2015, we announced that we received six administrative subpoenas from the OIG for medical records from six different dialysis centers in southern California operated by us. Specifically, each subpoena seeks the medical records of a single patient of each respective dialysis center. In February 2016, we received four additional subpoenas for four additional dialysis centers in southern California. The subpoenas were similarly limited in scope to the subpoenas received in 2015. We have been advised by an attorney from the United States Attorney’s Office for the Central District of California that the subpoenas relate to an investigation concerning the medical necessity of patient transportation. We do not provide transportation nor do we bill for the transport of our dialysis patients. We do not know the scope of the investigation by the government, nor what conduct or activities might be the subject of the investigation.

2015 U.S. OIG Medicare Advantage Civil Investigation: In March 2015, JSA HealthCare Corporation (JSA), a subsidiary of HCP, received a subpoena from the OIG. We have been advised by an attorney with the Civil Division of the United States DOJ in Washington, D.C. that the subpoena relates to an ongoing civil investigation concerning Medicare Advantage service providers’ risk adjustment practices and data, including identification and verification of patient diagnoses and factors used in making the diagnoses. The subpoena requests documents and information for the period from January 1, 2008 through December 31, 2013, for certain Medicare Advantage plans for which JSA provided services. It also requests information regarding JSA’s communications about patient diagnoses as they relate to certain Medicare Advantage plans generally, and more specifically as related to two Florida physicians with whom JSA previously contracted. We are producing the requested information and are cooperating with the government’s investigation.

In addition to the subpoena described above, in June 2015, we received a subpoena from the OIG. This civil subpoena covers the period from January 1, 2008 through the present and seeks production of a wide range of documents relating to our and our subsidiaries’ (including HCP and its subsidiary JSA HealthCare Corporation) provision of services to Medicare Advantage plans and related patient diagnosis coding and risk adjustment submissions and payments. We believe that the request is part of a broader industry investigation into Medicare Advantage patient diagnosis coding and risk adjustment practices and potential overpayments by the government. Some of the information requested relates to what we first disclosed in the risk factors of the Company’s quarterly report on Form 10-Q for the first quarter of 2015 as a potentially improper historical HCP coding practice related to a particular condition. The practice in question was discontinued following our November 1, 2012 acquisition of HCP and, as we previously disclosed, we notified CMS of the coding practice and potential overpayments. In connection with the HCP merger, we have certain indemnification rights against the sellers and an escrow was established as security for the indemnification. We would pursue an indemnification claim against the sellers secured by the escrow for any and all liabilities incurred. We can make no assurances that the indemnification and escrow would cover the full amount of our potential losses related to this matter. We are cooperating with the government and producing the requested information.

2015 U.S. Department of Justice Vascular Access Investigation: In November 2015, we announced that RMS Lifeline, Inc., a wholly owned subsidiary of ours that operates under the name Lifeline Vascular Access (Lifeline), received a CID from the DOJ. The CID relates to two vascular access centers in Florida that are part of Lifeline’s vascular access business. The CID covers the period from January 1, 2008 through the present. We acquired these two centers in December 2012. Based on the language of the CID, the DOJ appears to be looking at whether the angiograms of 10 patients performed at the two centers were medically unnecessary and therefore whether related claims filed with federal healthcare programs possibly violated the FCA. Lifeline does not perform dialysis services but instead provides vascular access management services for dialysis patients. We are in the process of producing the requested documents to the DOJ.

2016 U.S. Attorney Prescription Drug Investigation: In early February 2016, we announced that our pharmacy services wholly owned subsidiary, DaVita Rx, received a CID from the U.S. Attorney’s Office for the Northern District of Texas. Based on the language of the CID, it appears the government is conducting an FCA investigation concerning allegations that DaVita Rx presented or caused to be presented false claims for payment to the government for prescription medications. The CID covers the period from January 1, 2006 through the present. In the spring of 2015, we initiated an internal compliance review of DaVita Rx during which we identified potential billing and operational issues. We notified the government in September 2015 that we were conducting this review of DaVita Rx and began providing regular updates of our review. In the fourth quarter of 2015, we recorded an estimated accrual of $22 million for potential damages and liabilities associated with write-offs and discounts of patient co-payment obligations, and credits to payors for returns of prescriptions drugs, related to DaVita Rx that were identified during the course of this internal compliance review. We may accrue additional reserves for refunds and related damages and potential liabilities arising out of this review. Upon completion of our review, we filed a self-disclosure with the OIG in early February 2016 and we have been working to address and update the practices we identified in the self-disclosure, some of which overlaps with information requested by the U.S. Attorney’s Office. We do not know if the U.S. Attorney’s Office, which is part of the DOJ, knew when it served the CID on us that we were already in the process of developing a self-disclosure to the OIG. The OIG informed us in late February that our submission was not accepted.  They indicated that the OIG is not expressing an opinion regarding the conduct disclosed or our legal positions. We intend to cooperate with the government in this matter.

Except for the private civil complaints filed by the relators in the Swoben litigation as described above, to our knowledge, no proceedings have been initiated against us at this time in connection with any of the inquiries by the federal government. Although we cannot predict whether or when proceedings might be initiated or when these matters may be resolved, it is not unusual for inquiries such as these to continue for a considerable period of time through the various phases of document and witness requests and on-going discussions with regulators. Responding to the subpoenas or inquiries and defending the Company in the relator proceedings will continue to require management’s attention and significant legal expense. Any negative findings in the inquiries or relator proceedings could result in substantial financial penalties or awards against us, exclusion from future participation in the Medicare and Medicaid programs and if criminal proceedings were initiated against us, possible criminal penalties. At this time, we cannot predict the ultimate outcome of these inquiries, or the potential outcome of the relators’ claims (except as described above), or the potential range of damages, if any.

Other

We have received several notices of claims from commercial payors and other third parties related to historical billing practices and claims against DVA Renal Healthcare (formerly known as Gambro Healthcare), a subsidiary of ours, related to historical Gambro Healthcare billing practices and other matters covered by its 2004 settlement agreement with the DOJ and certain agencies of the U.S. government. We have not received any further indication that any of these claims are active, except for one payor claim relating to a special needs plan, and some of the other claims may be barred by applicable statutes of limitations. We are working to resolve the one active claim of which we are aware and, based on the dollar amount of the claim, expect that its eventual resolution will involve an amount that is immaterial.

In April 2008, a wage and hour claim lawsuit was filed against us in the Superior Court of California that was styled as a class action and was subsequently amended. The complaint, as amended, alleges that we failed to provide meal periods, failed to pay compensation in lieu of providing rest or meal periods, failed to pay overtime, and failed to comply with certain other California Labor Code requirements. After we prevailed on certain trial court rulings, the plaintiffs later appealed to the California Court of Appeals, and some of the issues on appeal were remanded to the trial court. We reached an agreement with the plaintiffs to settle the case in June 2015. The settlement has now been approved by the court. The amount of the settlement is not material to our consolidated financial statements.

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

Our common stock is traded on the New York Stock Exchange under the symbol DVA. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported by the New York Stock Exchange.

	High	Low
Year ended December 31, 2015:
1st quarter	$83.04	$71.89
2nd quarter	85.17	79.31
3rd quarter	81.89	70.12
4th quarter	78.94	67.34
Year ended December 31, 2014:
1st quarter	$69.81	$62.74
2nd quarter	72.95	67.12
3rd quarter	74.94	70.44
4th quarter	78.07	72.03

The closing price of our common stock on January 29, 2016 was $67.12 per share. According to Computershare, our registrar and transfer agent, as of January 29, 2016, there were 10,273 holders of record of our common stock. We have not declared or paid cash dividends to holders of our common stock since 1994. We have no current plans to pay cash dividends and we are restricted from paying dividends under the terms of our Senior Secured Credit Facilities and the indentures governing our senior notes. Also, see the heading “Liquidity and Capital Resources” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our consolidated financial statements.

Stock Repurchases

The following table summarizes our repurchases of our common stock during the fourth quarter of 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
October 1 - October 31, 2015	2,200	$71.01	2,200	$659.3
November 1 - November 30, 2015	—	$—	—	$659.3
December 1 - December 31, 2015	2,154,751	$69.85	2,154,751	$508.7
Total	2,156,951	$69.86	2,156,951	$508.7

(1)

In November 2010, our Board of Directors authorized repurchases of our common stock in an aggregate amount of up to $800 million. We are authorized to make purchases from time to time in the open market or in privately negotiated transactions, depending upon market conditions and other considerations. On April 14, 2015, our Board of Directors approved additional share repurchases in the amount of $726 million. These share repurchases were in addition to the approximately $274 million remaining under our Board of Directors’ prior share repurchase approval announced in November 2010. During the twelve months ended December 31, 2015, we purchased a total of 7,779,958 shares of our common stock for $575 million, or an average price of $73.96. We also repurchased 3,689,738 shares of our common stock for $249 million, or an average price of $67.61 per share, during January 2016. As a result of these transactions, there was approximately $259 million available under our current Board authorizations for additional share repurchases. These share repurchase authorizations have no expiration dates. However, we are subject to share repurchase limitations under the terms of the Senior Secured Credit Facilities and the indentures governing our senior notes.

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

	Year ended December 31,
	2015	2014	2013	2012 (5)	2011
	(in thousands, except share data)
Income statement data:
Net revenues(1)	$13,781,837	$12,795,106	$11,764,050	$8,186,280	$6,731,806
Operating expenses and charges(2)	12,611,142	10,979,965	10,213,916	6,889,196	5,577,093
Operating income	1,170,695	1,815,141	1,550,134	1,297,084	1,154,713
Debt expense	(408,380)	(410,294)	(429,943)	(288,554)	(241,090)
Debt refinancing and redemption charges	(48,072)	(97,548)	—	(10,963)	—
Other income, net	8,893	2,374	4,787	3,737	2,982
Income from continuing operations before income taxes	723,136	1,309,673	1,124,978	1,001,304	916,605
Income tax expense	295,726	446,343	381,013	359,845	325,292
Income from continuing operations	427,410	863,330	743,965	641,459	591,313
Income from operations of discontinued operations, net of tax(3)	—	—	(139)	(222)	(13,162)
Loss on disposal of discontinued operations, net of tax(3)	—	—	13,375	—	(4,756)
Net income	$427,410	$863,330	$757,201	$641,237	573,395
Less: Net income attributable to noncontrolling interests	(157,678)	(140,216)	(123,755)	(105,220)	(95,394)
Net income attributable to DaVita HealthCare Partners Inc.	$269,732	$723,114	$633,446	$536,017	$478,001
Basic income from continuing operations per share attributable to DaVita HealthCare Partners Inc.(3)(4)	$1.27	$3.41	$2.95	$2.79	$2.62
Diluted income from continuing operations per share attributable to DaVita HealthCare Partners Inc.(3)(4)	$1.25	$3.33	$2.89	$2.74	$2.57
Weighted average shares outstanding:(4)
Basic	211,868,000	212,302,000	209,939,000	192,036,000	189,316,000
Diluted	216,252,000	216,928,000	214,764,000	195,942,000	193,064,000
Ratio of earnings to fixed charges(6)	1.95:1	3.05:1	2.73:1	3.17:1	3.39:1

Balance sheet data:
Working capital(1)	$2,104,142	$1,547,519	$600,788	$546,478	$848,110
Total assets(1)	18,514,875	17,617,432	16,612,401	15,594,345	8,570,168
Long-term debt(1)	9,001,308	8,298,624	8,064,196	8,230,393	4,364,366
Total DaVita HealthCare Partners Inc. shareholders equity(4)	4,870,780	5,170,513	4,432,479	3,763,137	2,141,075

(1)

Effective January 1, 2012, we were required to present our provision for uncollectible accounts related to patient service revenues as a reduction from our patient service revenues, which changed the classification of our provision for uncollectible accounts related to patient service revenues. In 2015, we retrospectively adopted ASU 2015-03 related to simplification of debt issuance costs as well as ASU 2015-17 related to classification of deferred taxes (see “New Accounting Standards” below). All prior periods have been recast to conform to the current year presentation.

(2)

Operating expenses and charges in 2015 include a settlement charge of $495,000 related to the Vainer private civil suit, estimated goodwill and intangible asset impairment charges of $210,234, primarily related to certain HCP reporting units, and an estimated accrual for damages and liabilities of $22,530 associated with our pharmacy business. Operating expenses and charges in 2014 and 2013 include an additional $17,000 and $397,000, loss contingency accrual related to the settlement of the 2010 and 2011 U.S. Attorney physician relationship investigations, respectively. Operating expenses and charges in 2013 also include a contingent earn-out obligation gain adjustment of $56,977 related to a decrease in HCP’s 2013 contingent earn-out obligation and an adjustment to reduce a tax asset associated with the HCP acquisition escrow provisions of $7,721. In addition, 2012 included $85,837 for a legal settlement and related expenses, and $30,753 of transaction expenses associated with the acquisition of HCP.

(3)

Income from operations of discontinued operations, net of tax includes the operations for all prior periods presented of HomeChoice Partners Inc. (HomeChoice) which was divested on February 1, 2013. The income from operations of discontinued operations in 2011 also includes a $24,000 non-cash goodwill impairment charge related to HomeChoice. During 2011, we divested a total of 28 outpatient dialysis centers in conjunction with a consent order issued by the Federal Trade Commission on September 30, 2011 in order for us to complete the acquisition of DSI. We completed the sale of two additional centers that were previously pending state regulatory approval in conjunction with the acquisition of DSI on October 31, 2011. The operating results of the historical DaVita HealthCare Partners Inc. divested centers are reflected as discontinued operations in our consolidated financial statements for all prior periods before the centers were sold. In addition, the operating results for the historical DSI divested centers are reflected as discontinued operation in our consolidated financial statements from September 1, 2011 until the dates of sale.

(4)

In the third quarter of 2013, the Board of Directors approved a two-for-one stock split of our common stock in the form of a stock dividend payable on September 6, 2013 to stockholders of record on August 23, 2013. Our common stock began trading on a post-split basis on September 9, 2013. All share and per share data for all prior periods presented have been adjusted to reflect the effects of the stock split. Share repurchases consisted of 7,779,958 shares of common stock for $575,380 in 2015 and 7,589,372 shares of common stock for $323,348 in 2011. Shares issued in connection with stock awards were 1,479,217 in 2015, 2,179,766 in 2014, 1,928,137 in 2013, 4,751,142 in 2012, and 2,518,518 in 2011.

(5)

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

(6)

The ratio of earnings to fixed charges was computed by dividing earnings by fixed charges. Earnings for this purpose is defined as pretax income from continuing operations adjusted by adding back fixed charges expensed during the period, less noncontrolling interests. Fixed charges include debt expense (interest expense and the write-off and amortization of deferred financing costs), the estimated interest component of rental expense on operating leases and capitalized interest.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking statements

This Annual Report on Form 10-K, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that are forward-looking statements within the meaning of the federal securities laws. All statements that do not concern historical facts are forward-looking statements and include, among other things, statements about our expectations, beliefs, intentions and/or strategies for the future. These forward-looking statements include statements regarding our future operations, financial condition and prospects, expectations for treatment growth rates, revenue per treatment, expense growth, levels of the provision for uncollectible accounts receivable, operating income, cash flow, operating cash flow, estimated tax rates, capital expenditures, the development of new dialysis centers and dialysis center acquisitions, government and commercial payment rates, revenue estimating risk and the impact of our level of indebtedness on our financial performance and including earnings per share. These statements involve substantial known and unknown risks and uncertainties that could cause our actual results to differ materially from those described in the forward-looking statements, including but not limited to, risks resulting from the concentration of profits generated by higher-paying commercial payor plans for which there is continued downward pressure on average realized payment rates, and a reduction in the number of patients under such plans, which may result in the loss of revenues or patients, a reduction in government payment rates under the Medicare ESRD program or other government-based programs, the impact of the CMS 2015 Medicare Advantage benchmark structure, risks arising from potential federal and/or state legislation that could have an adverse effect on our operations and profitability, changes in pharmaceutical or anemia management practice patterns, payment policies, or pharmaceutical pricing, legal compliance risks, including our continued compliance with complex government regulations including compliance with the provisions of our current CIA and current or potential investigations by various government entities and related government or private-party proceedings, and the related restrictions on our business and operations required by the CIA and other settlement terms, and the financial impact thereof, continued increased competition from large- and medium-sized dialysis providers that compete directly with us, our ability to maintain contracts with physician medical directors, changing affiliation models for physicians, and the emergence of new models of care introduced by the government or private sector that may erode our patient base and reimbursement rates such as ACOs, IPAs and integrated delivery systems, or to businesses outside of dialysis and HCP’s business, our ability to complete acquisitions, mergers or dispositions that we might be considering or announce, or to integrate and successfully operate any business we may acquire or have acquired, including HCP, or to expand our operations and services to markets outside the U.S., the variability of our cash flows, the risk that we might invest material amounts of capital and incur significant costs in connection with the growth and development of our international operations, yet we might not be able to operate them profitably anytime soon, if at all, risks arising from the use of accounting estimates, judgments and interpretations in our financial statements, risk of losing key HCP employees, potential disruption from the HCP transaction making it more difficult to maintain business and operational relationships with customers, partners, associated physicians and physician groups, hospitals and others, the risk that laws regulating the corporate practice of medicine could restrict the manner in which HCP conducts its business, the risk that the cost of providing services under HCP’s agreements may exceed our compensation, the risk that reductions in reimbursement rates, including Medicare Advantage rates, and future regulations may negatively impact HCP’s business, revenue and profitability, the risk that HCP may not be able to successfully establish a presence in new geographic regions or successfully address competitive threats that could reduce its profitability, the risk that a disruption in HCP’s healthcare provider networks could have an adverse effect on HCP’s business operations and profitability, the risk that reductions in the quality ratings of health maintenance organization plan customers of HCP could have an adverse effect on HCP’s business, or the risk that health plans that acquire health maintenance organizations may not be willing to contract with HCP or may be willing to contract only on less favorable terms, and the other risk factors set forth in Part II, Item 1A. of this Annual Report on Form 10-K. We base our forward-looking statements on information currently available to us at the time of this Annual Report on Form 10-K, and except as required by law we undertake no obligation to update or revise any forward-looking statements, whether as a result of changes in underlying factors, new information, future events or otherwise.

The following should be read in conjunction with our consolidated financial statements and “Item 1. Business”.

Company overview

The Company consists of two major divisions, Kidney Care and HCP. Kidney Care is comprised of our U.S. dialysis and related lab services, our ancillary services and strategic initiatives, including our international operations, and our corporate administrative support. Our U.S. dialysis and related lab services business is our largest line of business, which is a leading provider of kidney dialysis services in the U.S. for patients suffering from chronic kidney failure, also known as ESRD. Our HCP division is a patient- and physician-focused integrated healthcare delivery and management company with over two decades of providing coordinated, outcomes-based medical care in a cost-effective manner.

Our overall financial performance was once again strong for 2015, excluding certain non-GAAP items, and was characterized by solid treatment volume growth, primarily from non-acquired growth at existing and new dialysis centers, cost control initiatives, and productivity and payor mix improvements in our dialysis business, and solid growth in HCP’s adjusted operating income. However, HCP continued to experience a reduction in Medicare Advantage reimbursement rates in 2015, which negatively impacted its operations. In addition, our dialysis segment experienced a large increase in our pharmaceutical costs.

Some of our major accomplishments and financial operating performance indicators in 2015 and year over year were as follows:

•	improved clinical outcomes in our U.S. dialysis operations, including second year in a row as leader of the CMS five star rating system;
•	consolidated net revenue growth of approximately 7.7%;
•	a 5.2% net revenue growth related to our U.S. dialysis segment operations related to an increase of $6 per treatment;
•	an increase in HCP’s net revenue of approximately 9.6% related to an increase of its FFS business and senior capitated revenue;
•	an increase in other ancillary services and strategic initiatives net revenue of 21.3%;
•	continued growth in U.S. dialysis treatments related to an increase of approximately 4.1% in the overall number of U.S. dialysis related treatments;
•	normalized non-acquired U.S. dialysis treatment growth of 3.9%;
•	added a net total of 72 U.S. dialysis centers and added a net total of 27 international dialysis centers; and
•	strong operating cash flows of $1.557 billion, which have been reduced by approximately $304 million of after-tax payments made in connection with the settlement of the Vainer private civil suit.

However, we face uncertainty and various challenges in 2016 as we undertake initiatives to mitigate increases in clinical costs that we expect to experience due to inflation and other factors without any corresponding increase in our dialysis Medicare reimbursement rates. In addition, Congress could still make significant changes to Medicare and Medicaid under the healthcare reform legislation that was enacted in the U.S. and there is uncertainty around the potential negative impact of healthcare insurance exchanges. We could also experience delays in state certification and other regulatory issues. HCP also faces uncertainty in Medicare Advantage reimbursement rates as the government continues to modify adjustments to the rates. Additionally, there is the potential for non-renewal of payor contracts for HCP, which could cause significant patient and employer disruption. Physician practices of prescribing pharmaceuticals and pharmaceutical costs could also have a significant impact on our operating results. We also remain committed to our international expansion plans that will continue to require investment. In addition, if the percentage of our dialysis patients with commercial payors deteriorates or if we experience a decrease in our overall commercial rates, our operating results could be adversely affected.

Following is a summary of consolidated operating results for reference in the discussion that follows.

	Year ended December 31,
	2015		2014		2013
	(dollar amounts rounded to nearest million)
Net revenues:
Patient service revenues	$9,481		$8,869		$8,307
Less: Provision for uncollectible accounts	(428)		(367)		(293)
Net patient service revenues	9,053		8,502		8,014
Capitated revenues	3,509		3,261		2,987
Other revenues	1,220		1,032		763
Total net consolidated revenues	$13,782	100%	$12,795	100%	$11,764	100%
Operating expenses and charges:
Patient care costs	$9,825	71%	$9,119	71%	$8,198	70%
General and administrative	1,452	11%	1,262	10%	1,177	10%
Depreciation and amortization	638	5%	591	5%	529	4%
Provision for uncollectible accounts	9	—	14	—	5	—
Equity investment income	(18)	—	(23)	—	(35)	—
Settlement charge	495	4%	—	—	—	—
Goodwill and other intangible asset impairment charges	210	2%	—	—	—	—
Loss contingency accruals	—	—	17	—	397	3%
Contingent earn-out obligation adjustment	—	—	—	—	(57)	—
Total operating expenses and charges	12,611	92%	10,980	86%	10,214	87%
Operating income	$1,171	8%	$1,815	14%	$1,550	13%

The following table summarizes consolidated net revenues:

	Year ended December 31,
	2015	2014	2013
	(dollar amounts rounded to nearest million)
Net revenues:
Dialysis and related lab services patient service revenues	$9,034	$8,551	$8,033
Less: Provision for uncollectible accounts	(406)	(353)	(281)
Dialysis and related lab services net patient service revenues	8,628	8,198	7,752
Other revenues	14	13	12
Total net dialysis and related lab services revenues	8,642	8,211	7,764
HCP capitated revenues	3,437	3,191	2,920
HCP net patient service revenues (less provision for uncollectible accounts of $15, $13 and $12, respectively)	318	219	220
Other revenue	82	92	56
Total net HCP revenues	3,837	3,502	3,196
Other-ancillary services and strategic initiatives revenues	1,150	947	709
Other-capitated revenues	72	70	67
Other-ancillary services and strategic initiatives net patient service revenues (less provision for uncollectible accounts)	160	122	76
Total net other-ancillary services and strategic initiatives revenues	1,382	1,139	852
Total net segment revenues	13,861	12,852	11,812
Elimination of intersegment revenues	(79)	(57)	(48)
Consolidated net revenues	$13,782	$12,795	$11,764

The following table summarizes consolidated operating income and adjusted consolidated operating income:

	Year ended December 31,
	2015	2014	2013
	(dollar amounts rounded to nearest million)
Dialysis and related lab services	$1,260	$1,638	$1,200
HCP services	34	215	385
Other — ancillary services and strategic initiatives loss	(104)	(25)	(39)
Total segment operating income	1,190	1,828	1,546
Reconciling corporate items:
Contingent earn-out obligations	—	—	57
Corporate administrative support	(19)	(13)	(45)
Adjustment to reduce a tax asset associated with HCP acquisition escrow provisions	—	—	(8)
Consolidated operating income	1,171	1,815	1,550
Reconciliation of non-GAAP measure:
Add:
Goodwill and other intangible asset impairment charges	210	—	—
Pharmacy accrual	22
Settlement charge	495	—	—
Loss contingency accruals	—	17	397
Contingent earn-out obligation adjustment	—	—	(57)
Adjustment to reduce a tax asset associated with HCP acquisition escrow provisions	—	—	8
Adjusted consolidated operating income(1)	$1,898	$1,832	$1,898

(1)

For the year ended December 31, 2015, we have excluded estimated non-cash goodwill and other intangible asset impairment charges of $210 million primarily related to certain HCP reporting units, an estimated accrual of $22 million for damages and liabilities associated with our pharmacy business, which is included in general and administrative expenses, and $495 million related to a settlement charge in connection with the Vainer private civil suit. In addition, for the years ended December 31, 2014 and 2013, we have excluded $17 million and $397 million, respectively, related to loss contingency accruals for the settlement of the 2010 and 2011 U.S. Attorney physician relationship investigations. In 2013, we have also excluded $57 million related to a decrease in HCP’s 2013 contingent earn-out obligation and an adjustment of $8 million to reduce a tax asset associated with the HCP acquisition escrow provisions. These are non-GAAP measures and are not intended as substitutes for the GAAP equivalent measures. We have presented these adjusted amounts because management believes that these presentations enhance a user’s understanding of our normal consolidated operating income by excluding certain unusual items which we do not believe are indicative of our ordinary results of operations. As a result, adjusting for these amounts allows for comparison to our normal prior period results.

Consolidated net revenues

Consolidated net revenues for 2015 increased by approximately $987 million, or 7.7%, from 2014. This increase in consolidated net revenues was due to an increase in dialysis and related lab services net revenues of approximately $431 million, principally due to solid volume growth from additional treatments from non-acquired growth and from an increase of $6 in the average dialysis revenue per treatment, primarily from an increase in our average commercial payment rates and improvement in our commercial payor mix. Consolidated net revenues also increased by $335 million as a result of HCP’s growth from acquisitions and timing of the recognition of additional Medicaid risk sharing revenue, as described below. In addition, revenue increased by approximately $243 million in our ancillary services and strategic initiatives driven primarily from growth in our pharmacy services and our disease management services, as well as expansion in our international operations. These increases were partially offset by an increase in reserves for refunds of prior period pharmacy reimbursements.

Consolidated net revenues for 2014 increased by approximately $1.031 billion, or 8.8%, from 2013. This increase in consolidated net revenues was due to an increase in dialysis and related lab services net revenues of approximately $447 million, principally due to strong volume growth from additional treatments from non-acquired growth and dialysis center acquisitions and from an increase of $2 in the average dialysis revenue per treatment, primarily from the recognition of certain California Medicaid revenue that was previously reserved and an increase in some of our commercial payment rates, partially offset by changes in our commercial payor mix. Consolidated net revenues also increased by $306 million as a result of an increase in HCP’s senior capitated members and growth from acquisitions. In addition, revenue increased by approximately $287 million in our ancillary services and strategic initiatives driven primarily from growth in our pharmacy services, our international operations and our disease management services.

Consolidated operating income

Consolidated operating income of $1.171 billion for 2015 decreased by approximately $644 million from 2014, which includes estimated goodwill and other intangible asset impairment charges of approximately $210 million, an estimated pharmacy accrual of $22 million and a private litigation settlement charge of $495 million in 2015 and a $17 million loss contingency accrual in 2014. Excluding these items from their respective periods, adjusted consolidated operating income for 2015 would have increased by $66 million, or 3.6%. Adjusted consolidated operating income increased primarily as a result of strong volume growth from additional treatments from non-acquired growth in the dialysis and related lab services business, as well as an increase in our average dialysis revenue per treatment of approximately $6, as discussed above. Adjusted consolidated operating income also increased due to improved results at HCP, excluding the impairment charges, due to growth from acquisitions and an increase in Medicaid risk sharing revenue. These increases were negatively impacted by an increase in the amount of losses in our ancillary services and strategic initiatives and increased losses in our international operations, as discussed below. In addition, we experienced higher pharmaceutical unit costs, an increase in long-term incentive compensation, an increase in HCP’s medical claims expenses from higher utilization, and an increase in our dialysis provision for uncollectible accounts of approximately $53 million.

Consolidated operating income of $1.815 billion for 2014 increased by approximately $265 million, or 17.1% from 2013, which includes the estimated loss contingency reserve of $17 million and $397 million in 2014 and 2013, respectively. In addition, 2013 includes a contingent earn-out obligation adjustment of $57 million and an adjustment to reduce a tax asset associated with the HCP acquisition escrow provisions of $8 million. Excluding these items from their respective periods, adjusted consolidated operating income would have decreased by $66 million, or 3.5%, primarily as a result of a decrease in HCP’s operating income of approximately $170 million, principally driven by a decline in Medicare Advantage rates. Adjusted consolidated operating income for 2014 also decreased as a result of higher pharmaceutical unit costs, an increase in long-term incentive compensation, an increase in HCP’s medical claims expenses from higher utilization and an increase in our dialysis provision for uncollectible accounts of approximately $72 million. Adjusted consolidated operating income was positively impacted by an increase in the dialysis and related lab services net revenues as a result of strong volume growth from additional treatments due to non-acquired growth and acquisitions. In addition, our average dialysis revenue per treatment increased by approximately $2. Adjusted consolidated income also benefited from improved productivity, lower losses associated with our ancillary services and strategic initiatives and growth in HCP’s senior capitated members.

U.S. dialysis and related lab services business

Our U.S. dialysis and related lab services business is a leading provider of kidney dialysis services through a network of 2,251 outpatient dialysis centers in 46 states and the District of Columbia, serving a total of approximately 180,000 patients. We also provide acute inpatient dialysis services in approximately 900 hospitals. We estimate that we have approximately a 36% market share in the U.S. based upon the number of patients that we serve. In 2015, our overall network of U.S. outpatient dialysis centers net increased by 72 dialysis centers primarily as a result of the opening new dialysis centers and from acquisitions of dialysis centers. In addition, the overall number of patients that we serve in the U.S. increased by approximately 4.1% in 2015 as compared to 2014. All references in this document to dialysis and related lab services refer only to our U.S. dialysis and related lab services business.

Our dialysis and related lab services stated mission is to be the provider, partner and employer of choice. We believe our attention to these three stakeholders—our patients, our business partners, and our teammates—represents the major driver of our long-term performance, although we are subject to the impact of several external factors such as government policy, physician practice patterns, commercial payor payment rates and the mix of commercial and government patients. Two principal non-financial metrics we track are quality clinical outcomes and teammate turnover. We have developed our own composite index for measuring improvements in our clinical outcomes, which we refer to as the DaVita Quality Index (DQI). Our clinical outcomes as measured by DQI have improved over each of the past several years which we believe directly decreases patient mortalities. Our patient mortality percentages have decreased from 19.0% in 2001 to 13.7% in 2014. Although it is difficult to reliably measure clinical performance across our industry, we believe our clinical outcomes compare favorably with other dialysis providers in the U.S. and generally exceed the dialysis outcome quality indicators of the National Kidney Foundation. In addition, over the past several years our clinical teammate turnover has remained relatively constant and we believe that a relatively stable teammate turnover in 2015 was a major contributor to our continued clinical performance improvements and can also be a major driver of our ability to maintain or improve clinical hours per treatment. We will continue to focus on these three stakeholders and our clinical outcomes as we believe these are fundamental long-term value drivers.

We believe our national scale, size and commitment to our patients, among other things, allows us to provide industry-leading quality care with superior clinical outcomes that attracts patients, referring physicians, and qualified medical directors to our network, which provides our dialysis patient base with a large number of out-patient dialysis centers to choose from with convenient locations and access to a full range of other integrated services which provides us the ability to effectively and efficiently manage a patient’s care and certain costs while still maintaining strong legal and compliance programs.

Approximately 62% of our 2015 consolidated net revenues were derived directly from our dialysis and related lab services business. Approximately 79% of our 2015 dialysis and related lab services revenues were derived from outpatient hemodialysis services in the 2,220 U.S. centers that we consolidate. Other dialysis services, which are operationally integrated with our dialysis operations, are peritoneal dialysis, home-based hemodialysis, hospital inpatient hemodialysis services and management and administrative services provided to minority-owned and non-owned dialysis centers. These services collectively accounted for the balance of our 2015 dialysis and related lab services revenues.

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

The total patient base is a relatively stable factor, which we believe is influenced by a demographically growing need for dialysis services as indicated by the United States Renal Data System that reported an approximate compound growth rate of 3.6% over the last several years for the dialysis patient population, our relationships with referring physicians, together with the quality of our clinical care which can lead to reduced patient mortality rates as indicated above, and our ability to open and acquire new dialysis centers.

Our average dialysis and related lab services revenue per treatment is driven by changes in our mix of commercial and government (principally Medicare and Medicaid) patients, commercial and government payment rates, our billing and collecting operations performance, and to a lesser extent the mix and intensity of physician-prescribed pharmaceuticals that are separately billable since payment for these pharmaceuticals are primarily included in Medicare’s single bundled payment rate system and can also be included as part of a single bundled payment rate for all dialysis services provided under some of our commercial contracts.

On average, dialysis-related payment rates from contracted commercial payors are significantly higher than Medicare, Medicaid and other government program payment rates, and therefore the percentage of commercial patients as a relationship to total patients represents a major driver of our total average dialysis revenue per treatment. The percentage of commercial patients covered under contracted plans as compared to commercial patients with out-of-network providers continued to increase, which can significantly affect our average dialysis revenue per treatment since commercial payment rates for patients with out-of-network providers are on average higher than in-network payment rates that are covered under commercial contracted plans. For the first time in several years, the growth of our commercial patients slightly outpaced the growth of our government-based patients as more of our patients are covered by commercial contracted plans.

The following table summarizes our U.S. dialysis and related lab services revenues by source for the year ended December 31, 2015:

Revenue
Source	percentages
Medicare and Medicare-assigned plans	56%
Medicaid and Medicaid-assigned plans	6%
Other government-based programs	4%
Total government-based programs	66%
Commercial (including hospital inpatient dialysis services)	34%
Total dialysis and related lab services’ revenues	100%

Government dialysis-related payment rates in the U.S. are principally determined by federal Medicare and state Medicaid policy. For patients with Medicare coverage, all ESRD payments for dialysis treatments are made under a single bundled payment rate which provides a fixed payment rate to encompass all goods and services provided during the dialysis treatment, including certain pharmaceuticals, such as EPO, vitamin D analogs and iron supplements, irrespective of the level of pharmaceuticals administered to the patient or additional services performed. Most lab services are also included in the bundled payment. The bundled payment rate is also adjusted for certain patient characteristics, a geographic usage index and certain other factors.

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

An important provision in the law is an annual adjustment, or market basket update, to the ESRD PPS base rate. Absent action by Congress, the PPS base rate is automatically updated annually by a formulaic inflation adjustment.

In December 2013, CMS issued the 2014 final rule for the ESRD PPS, which phases in the payment reductions mandated by ATRA, as modified by the “Protecting Access to Medicare Act of 2014” which will reduce our market basket inflation adjustment by 1.25% in 2016 and 2017, and 1% in 2018. CMS published the 2015 final rule for the ESRD PPS, which increased payments to dialysis facilities by 0.3% to 0.5%, although rural facilities received a decrease of 0.5%. CMS recently issued the 2016 final rule for the ESRD PPS, which cuts dialysis facilities’ bundled payment rate for 2016 as compared to 2015 while increasing funds for certain co-morbidities and other patient health factors, and rural facilities. CMS believes its 2016 final rule for the ESRD PPS will (i) increase overall payments to both hospital-based and freestanding dialysis facilities by approximately 0.2%, and (ii) decrease overall payments to rural dialysis facilities by approximately 0.1%.

As a result of the BCA and subsequent activity in Congress, a $1.2 trillion sequester (across-the-board spending cuts) in discretionary programs took effect on March 1, 2013. In particular, a 2% reduction to Medicare payments took effect on April 1, 2013, which was subsequently extended through 2014 and 2015. The Bipartisan Budget Act of 2015 extended the BCA’s annual 2% reduction to Medicare payments through fiscal year 2025. These across-the-board spending cuts have affected and will continue to adversely affect our revenues, earnings and cash flows.

The Innovation Center is currently working with various healthcare providers to develop, refine and implement ACOs and other innovative models of care for Medicare and Medicaid beneficiaries. We are currently uncertain of the extent to which the long-term operation and evolution of these models of care, including ACOs, Bundled Payments for Care Improvement Initiative, CEC Model (which includes the development of ESCOs), the Comprehensive Primary Care Initiative, the Duals Demonstration, or other models, will impact the healthcare market over time. Our U.S. dialysis business may choose to participate in one or several of these models either as a partner with other providers or independently. We currently participate in the CEC Model with the Innovation Center, including with organizations in Arizona, Florida, New Jersey and Pennsylvania. In areas where DaVita is not directly participating in this or other Innovation Center models, some of our patients may be assigned to an ACO, another ESRD Care Model, or another program, in which case the quality and cost of care that we furnish will be included in an ACO’s, another ESRD Care Model’s or other programs’ calculations. As new models of care emerge and evolve, we may be at risk for losing our Medicare patient base, which would have a materially adverse effect on our revenues, earnings and cash flow. Other initiatives in the government or private sector also may arise, including the development of models similar to ACOs, IPAs and integrated delivery systems or evolutions of those concepts which could adversely impact our business.

We anticipate that we will continue to experience increases in our operating costs in 2016 that will outpace any net Medicare rate increases that we may receive, which could significantly impact our operating results. In addition, we expect to continue experiencing increases in operating costs that are subject to inflation, such as labor and supply costs, regardless of whether there is a compensating inflation-based increase in Medicare payment rates or in payments under the bundled payment rate system.

Dialysis payment rates from commercial payors can vary and a major portion of our commercial rates are set at contracted amounts with payors and are subject to intense negotiation pressure. Our commercial payment rates also include payments for out-of-network patients that on average are higher than our in-network commercial contract rates. In 2015, we were successful in increasing some of our commercial contracted payment rates which contributed to an increase in our average dialysis revenue per treatment. We continue to enter into some commercial contracts covering certain patients that will primarily pay us a single bundled payment rate for all dialysis services provided to these patients. However, some of the contracts will pay us for certain other services and pharmaceuticals in addition to the bundled payment. We are continuously in the process of negotiating agreements with our commercial payors, and if our negotiations result in overall commercial contract payment rate reductions in excess of our commercial contract payment rate increases, our revenues and operating results could be negatively impacted. In addition, if there is an increase in job losses in the U.S., or depending upon changes to the healthcare regulatory system by CMS and/or the impact of healthcare insurance exchanges, we could experience a decrease in the number of patients covered under traditional commercial insurance plans. Patients with commercial insurance who cannot otherwise maintain coverage frequently rely on financial assistance from charitable organizations, such as the American Kidney Fund. If these patients are unable to obtain or continue to receive such financial assistance, our revenues, earnings, and cash flows could be substantially reduced.

Approximately 2% of our dialysis and related lab services revenues for the year ended December 31, 2015, were from physician-prescribed pharmaceuticals that are separately billable, with EPO accounting for approximately 1% of our dialysis and related lab services revenues. The impact of physician-prescribed pharmaceuticals on our overall revenues that are separately billable has significantly decreased since Medicare’s single bundled payment system went into effect, as well as some additional commercial contracts that pay us a single bundled payment rate.

Our operating performance with respect to dialysis services billing and collection can also be a significant factor in the average dialysis and related lab services revenue per treatment we recognize and are able to collect. Over the past several years we have invested heavily in upgrades to our systems and internal processes that we believe have helped improve our operating performance and reduced our regulatory compliance risks, and we expect to continue to improve these systems and processes. In 2015, we continued to upgrade our information technology systems and implemented process changes. We continue to upgrade our billing and other systems and modify our processes to improve our ability to capture the necessary patient characteristics, co-morbidities and certain other factors under Medicare’s bundled payment system. We believe this will potentially enable us to capture additional reimbursement amounts from Medicare and enhance our overall billing and collection performance. However, as we continue to make upgrades to our systems and processes, or as payors change their systems and requirements, such as changes to Medicare’s billing codes, we could experience a negative impact to our cash collection performance which would affect our average dialysis and related lab services revenue per treatment.

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

Our annual average dialysis and related lab services revenue per treatment was approximately $348, $342 and $340 for 2015, 2014 and 2013, respectively. In 2015, the average dialysis and related lab services revenue per treatment increased by approximately $6 per treatment due to an increase in our average commercial payment rates and improvements in our commercial payor mix, partially offset by an increase in our provision for uncollectible accounts. In 2014, the average dialysis and related lab services revenue per treatment increased by approximately $2 per treatment primarily from the recognition of certain California Medicaid revenue that was previously reserved, an increase in some of our commercial payment rates, partially offset by changes in our commercial payor mix.

Our average dialysis and related lab services revenue per treatment can be significantly impacted by several major factors, including our commercial payment rates; government payment policies regarding reimbursement amounts for dialysis treatments covered under Medicare’s bundled payment rate system, including our ability to capture certain patient characteristics; changes in the mix of government and commercial patients and the number of commercial patients that are either covered under commercial contracts or are out of network.

The principal drivers of our dialysis and related lab services patient care costs are clinical hours per treatment, labor rates, vendor pricing of pharmaceuticals, utilization levels of pharmaceuticals, business infrastructure costs, which include the operating costs of our dialysis centers, and certain professional fees. However, other cost categories can also represent significant cost variability, such as employee benefit costs, payroll taxes, insurance costs and medical supply costs. Our average clinical hours per treatment or productivity levels in 2015 improved slightly compared to 2014, which was primarily the result of improvements in our internal procedures and processes. We are always striving for improved productivity levels, however, changes in federal and state policies or regulatory billing requirements can lead to increased labor costs in order to implement these new requirements, which can adversely impact our ability to achieve optimal productivity levels. In addition, improvements in the U.S. economy have stimulated additional competition for skilled clinical personnel resulting in slightly higher teammate turnover in 2015, which we believe negatively affected productivity levels. In 2015 and 2014, we experienced an increase in our clinical labor rates of approximately 0.9% and 1.5%, respectively, as clinical labor rates have increased consistent with general industry trends, mainly due to the high demand for skilled clinical personnel, along with general inflation increases. In 2015, we experienced a significant increase in our pharmaceutical unit costs. We also continue to experience increases in our infrastructure and operating costs of our dialysis centers, primarily due to the number of new dialysis centers opened, and general increases in rent, utilities and repairs and maintenance. However, in 2015, we continued to implement certain cost control initiatives to manage our overall operating costs, including labor productivity.

Our dialysis and related lab services general and administrative expenses represented 8.2% and 8.3% of our dialysis and related lab services net revenues in 2015 and 2014, respectively. The slight decrease was primarily due to a decrease in professional fees for compliance matters and information technology initiatives and lower travel expenses, partially offset by higher labor and benefit costs and long-term incentive compensation. Increases in general and administrative expenses over the last several years primarily related to strengthening our dialysis business, improving our regulatory compliance and other operational processes, responding to certain legal and compliance matters, and professional fees associated with enhancing our information technology systems. We expect that these levels of expenditures on our dialysis and related lab services general and administrative expenses will continue in 2016 and could possibly increase as we seek out new business opportunities within the dialysis industry and continue to invest in improving our information technology infrastructure and the level of support required for our regulatory compliance and legal matters.

Results of Operations

The following table reflects the results of operations for the U.S. dialysis and related lab services business:

	Year ended December 31,
	2015		2014		2013
	(dollar amounts rounded to nearest million)
Dialysis and related lab services patient service revenues	$9,034		$8,551		$8,033
Less: Provision for uncollectible accounts	(406)		(353)		(281)
Dialysis and related lab services net patient service revenues	8,628		8,198		7,752
Other revenues	14		13		12
Total net dialysis and related lab services revenues	$8,642	100%	$8,211	100%	$7,764	100%
Operating expenses and charges:
Patient care costs	5,755	67%	5,485	67%	5,117	66%
General and administrative	709	8%	682	8%	706	9%
Depreciation and amortization	438	5%	403	5%	356	4%
Settlement charge and loss contingency accruals	495	6%	17	—	397	5%
Equity investment income	(15)	—	(14)	—	(12)	—
Total operating expenses and charges	7,382	85%	6,573	80%	6,564	84%
Operating income	$1,260	15%	$1,638	20%	$1,200	16%
Dialysis treatments	25,986,719		24,981,553		23,637,584
Average dialysis treatments per treatment day	83,104		79,864		75,495
Average dialysis and related lab services revenue per treatment	$348		$342		$340

Net revenues

Dialysis and related lab services net revenues for 2015 increased by approximately $431 million, or 5.2%, from 2014. The increase in net revenues was primarily due to solid volume growth from additional treatments of approximately 4.0% due to an increase in non-acquired treatment growth at existing and new dialysis centers and an increase in the average dialysis revenue per treatment of approximately $6. The increase in the average dialysis revenue per treatment in 2015, as compared to 2014, was due to an increase in our average commercial payment rates and improvements in our commercial payor mix. Dialysis and related lab services net revenues were negatively impacted by an increase in the provision for uncollectible accounts of $53 million.

Dialysis and related lab services net revenues for 2014 increased by approximately $447 million, or 5.8%, from 2013. The increase in net revenues was primarily due to strong volume growth from additional treatments of approximately 5.7% due to an increase in non-acquired treatment growth at existing and new dialysis centers and growth through acquisitions of dialysis centers and an increase in the average dialysis revenue per treatment of approximately $2. The increase in the average dialysis revenue per treatment in 2014, as compared to 2013, was due to the recognition of certain California Medicaid revenue that was previously reserved, an increase in some of our commercial payment rates, partially offset by changes in the commercial payor mix. Dialysis and related lab services net revenues were negatively impacted by an increase in the provision for uncollectible accounts of $72 million.

The following table summarizes our dialysis and related lab services revenues by modality for the year ended December 31, 2015:

Revenue
Modality	percentages
Outpatient hemodialysis centers	79%
Peritoneal dialysis and home-based hemodialysis	16%
Hospital inpatient hemodialysis	5%
Total dialysis and related lab services’ revenues	100%

Approximately 66% of our total dialysis and related lab services revenues for the year ended December 31, 2015 were from government-based programs, principally Medicare, Medicaid, and Medicare-assigned plans, representing approximately 89% of our total patients. Prior to 2015, we had experienced growth in our government-based patients that had been outpacing the growth in our commercial patients which had negatively impacted our average dialysis and related lab services revenue per treatment since we receive higher reimbursement rates from our commercial payors. However, in 2015, for the first time in several years, the growth of our commercial patients slightly outpaced the growth of our government-based patients as more of our patients are covered by commercial contracted plans. Less than 1% of our dialysis and related lab services revenues are due directly from patients. There is no single commercial payor associated with our dialysis and related lab services business that accounted for more than 10% of total dialysis and related lab services revenues for the year ended December 31, 2015.

On average, dialysis-related payment rates from contracted commercial payors are significantly higher than Medicare, Medicaid and other government program payment rates, and therefore the percentage of commercial patients as a relationship to total patients represents a major driver of our total average dialysis revenue per treatment. For a patient covered by a commercial insurance plan, Medicare generally becomes the primary payor after 33 months, which includes the three month waiting period, or earlier if the patient’s commercial insurance plan coverage terminates. When Medicare becomes the primary payor, the payment rates we receive for that patient shifts from the commercial insurance plan rates to Medicare payment rates, which are significantly lower than commercial insurance rates. Medicare payment rates are insufficient to cover our costs associated with providing dialysis services, and therefore we lose money on each Medicare treatment that we provide.

Nearly all of our net earnings from our dialysis and related lab services are derived from commercial payors, some of which pay at established contract rates and others which pay negotiated payment rates based on our usual and customary fee schedule for our out-of-network patients, which are typically higher than commercial contracted rates. If we experience a net overall reduction in our contracted and non-contracted commercial payment rates as a result of negotiations, restrictions or changes to the healthcare regulatory system, including the potential impact of healthcare insurance exchanges, it could have a material adverse effect on our operating results.

Operating expenses and charges

Patient care costs. Dialysis and related lab services patient care costs are those costs directly associated with operating and supporting our dialysis centers and consist principally of labor, benefits, pharmaceuticals, medical supplies and other operating costs of the dialysis centers. The dialysis and related lab services patient care costs on a per treatment basis were $221 and $219 for 2015 and 2014, respectively. The $2 increase in the per treatment costs in 2015 as compared to 2014 was primarily attributable to higher overall pharmaceutical costs due to higher pharmaceutical unit costs, an increase in our other direct operating expenses associated with our dialysis centers, and a slight increase in labor costs, partially offset by improvements in productivity, and lower general and professional insurance costs.

The dialysis and related lab services patient care costs on a per treatment basis were $219 and $216 for 2014 and 2013, respectively. The $3 increase in the per treatment costs in 2014 as compared to 2013 was primarily attributable to higher overall pharmaceutical costs due to an increase in intensities of physician-prescribed pharmaceuticals and higher pharmaceutical unit costs, an increase in our other direct operating expenses associated with our dialysis centers, and a slight increase in labor costs, partially offset by improvements in productivity and lower general and professional insurance costs.

General and administrative expenses. Dialysis and related lab services general and administrative expenses in 2015 increased by approximately $27 million as compared to 2014. The increase was primarily due to an increase in our labor and benefit costs and long-term compensation costs.

Dialysis and related lab services general and administrative expenses in 2014 decreased by approximately $24 million as compared to 2013. The decrease was primarily due to a decrease in our professional expenses for legal and compliance matters and for information technology initiatives, a decrease in labor costs and related payroll taxes, a decrease in travel expenses for management meetings, and the write-off of certain obsolete software costs that occurred in 2013, partially offset by higher long-term incentive compensation.

Depreciation and amortization. Dialysis and related lab services depreciation and amortization expenses for 2015 increased by approximately $35 million as compared to 2014 and increased by $47 million in 2014 as compared to 2013. The increases were primarily due to both growth through new dialysis center developments and additional informational technology initiatives.

Provision for uncollectible accounts receivable. The provision for uncollectible accounts receivable for U.S. dialysis and related lab services was 4.5% for 2015, 4.1% for 2014, and 3.5% for 2013. The increase in the provision for uncollectible accounts receivable in 2015 and 2014 was primarily due to higher write-offs of Medicare secondary billings. We currently expect the 2015 level of the provision for uncollectible accounts to continue into 2016, although it may increase if we encounter any collection issues.

Settlement charge. In June 2015, we finalized the terms of the settlement agreement with plaintiffs regarding the Vainer private civil suit, which includes a settlement amount of $450 million and attorney fees and other costs of $45 million.

Equity investment income. Equity investment income was approximately $15 million, $14 million and $12 million in 2015, 2014 and 2013, respectively. The increases in equity investment income in 2015 and 2014 were primarily due to the profitability of certain of our dialysis nonconsolidated joint ventures.

Segment operating income

Dialysis and related lab services operating income for 2015 decreased by approximately $378 million as compared to 2014, which includes a settlement charge of $495 million in 2015 and a loss contingency accrual of $17 million in 2014. Excluding these items from their respective periods, dialysis and related lab services adjusted operating income for 2015 would have increased by $100 million. The increase in the adjusted operating income for 2015 as compared to 2014 was primarily due to solid treatment growth as a result of additional dialysis treatments and an increase in the average dialysis revenue per treatment of approximately $6, as described above. In addition, dialysis and related lab services adjusted operating income also increased due to improved productivity and lower general and professional insurance costs, partially offset by higher overall pharmaceutical costs, as described above, and an increase in our provision for uncollectible accounts of $53 million.

Dialysis and related lab services operating income for 2014 increased by approximately $438 million as compared to 2013, which includes loss contingency accruals of $17 million and $397 million in 2014 and 2013, respectively. Excluding these items from their respective periods, dialysis and related lab services adjusted operating income would have increased by $58 million. The increase in the adjusted operating income for 2014 as compared to 2013 was primarily due to strong treatment growth as a result of additional dialysis treatments from non-acquired growth and acquisitions of dialysis centers, and an increase in the average dialysis revenue per treatment of approximately $2 as described above. In addition, dialysis and related lab services adjusted operating income also increased due to a decrease in professional expenses, the write-off of certain obsolete software costs that occurred in 2013 and improved productivity. Dialysis and related lab services adjusted operating income was negatively impacted by higher overall pharmaceutical costs as described above and an increase in our provision for uncollectible accounts of $72 million.

HCP business

HCP is a patient- and physician-focused, integrated healthcare delivery and management company with over two decades of experience providing coordinated, outcomes-based medical care in a cost-effective manner. As of December 31, 2015, HCP had approximately 807,400 members under its care in southern California, Colorado, central and south Florida, southern Nevada, central New Mexico and central Arizona through capitation contracts with some of the nation’s leading health plans. Of these 807,400 members, approximately 317,400 individuals were patients enrolled in Medicare Advantage, and the remaining approximately 490,000 individuals were managed care members whose health coverage is provided through their employer or who have individually acquired health coverage directly from a health plan or as a result of their eligibility for Medicaid benefits. In addition to its managed care business, during the year ended December 31, 2015, HCP provided care in all markets to over 612,100 patients whose health coverage is structured on a FFS basis, including patients enrolled through traditional Medicare and Medicaid programs, preferred provider organizations and other third party payors.

HCP’s patients as well as the patients of HCP’s associated physicians, physician groups and IPAs benefit from an integrated approach to medical care that places the physician at the center of patient care. As of December 31, 2015, HCP delivered services to its members via a network of approximately 547 associated full-time primary care physicians, over 2,900 associated groups and other network primary care physicians, 240 network hospitals, and several thousand associated group and network specialists. Together with hundreds of case managers, registered nurses and other care coordinators, these medical professionals utilize a comprehensive information technology system, sophisticated risk management techniques and clinical protocols to provide high-quality, cost-effective care to HCP’s members. The total amount of revenue from HCP for the year ended December 31, 2015, was approximately $3.837 billion, or approximately 27.8% of our consolidated net revenues.

Key Financial Measures and Indicators

Operating revenues

HCP’s consolidated revenues consist primarily of capitated revenues, including revenues attributable to capitated contracts with health plans and, to a lesser extent, revenues from patient services rendered and other operating revenues, each as described in more detail below.

HCP capitated revenues consist primarily of fees for medical services provided under capitated contracts with various health plans or under FFS arrangements with privately insured individuals. Capitation revenue derived from health plans typically results from either (i) premium payments by CMS to HCP’s health plan customers under Medicare Advantage with respect to seniors, disabled and other eligible persons (which are referred to herein as HCP’s senior membership), (ii) premium payments by state governments to HCP’s health plan customers under Medicaid managed care programs (which are referred to herein as HCP’s Medicaid membership), and (iii) premium payments from public and private employers and individuals to HCP’s health plan customers with respect to their employees (which are referred to herein as HCP’s commercial membership). Capitation payments under health plan contracts are made monthly based on the number of enrollees selecting an HCP associated group physician employed or associated with one of HCP’s medical group entities as their primary healthcare provider. The amount of monthly capitation HCP receives from health plans on behalf of a member generally does not vary during a given calendar year, regardless of the level of actual medical services utilized by the member. As described in more detail below, in central Florida, southern Nevada and Arizona, HCP principally utilizes a global capitation model in which it assumes the financial responsibility for both professional (physician) and institutional (or hospital) services for covered benefits, whereas in New Mexico, HCP assumes the financial responsibility for professional services only. In southern California, HCP utilizes variants of a different model for capitation under which it is directly financially responsible for covered professional services, but indirectly financially responsible for covered institutional expenses. See below for further discussion regarding changes to HCP’s revenue recognition for hospital services. HCP’s associated medical groups also receive specified incentive payments from health plans based on specified performance and quality criteria. These amounts are accrued when earned, and the amounts can be reasonably estimated.

•

Global capitation model. HCP records the aggregate global capitation PMPM fee as revenue and the amounts paid with respect to claims as medical expenses or hospital expenses, as applicable, in its combined financial statements (see “Patient Care Costs-Medical Expenses” and “Operating Expenses-Hospital Expenses” below). Revenue with respect to both professional and institutional capitation is recorded in the month in which enrollees are entitled to receive healthcare. In HCP’s central Florida market, HCP also receives capitation revenue and is liable for corresponding expenses for prescription drug activity rendered on behalf of HCP’s senior members through the Part D component under the Medicare Advantage program.

•

Risk-sharing model. As compensation under its various managed care-related administrative services agreements with hospitals, HCP is entitled to receive a percentage of the amount by which the institutional capitation revenue received from health plans exceeds institutional expenses, and any such risk-share amount to which HCP is entitled is recorded as medical revenues. In addition, pursuant to such managed care-related administrative services agreements, HCP agrees to be responsible should the third party incur institutional expenses in excess of institutional capitation revenue. As with global capitation, revenue with respect to professional capitation is reported in the month in which enrollees are entitled to receive healthcare. However, risk-share revenues (that is, the portion of the excess or deficit of institutional capitation revenue to which HCP is entitled less institutional expenses), in contrast, are based on the number of enrollees and estimates of institutional utilization and associated costs incurred by assigned health plan enrollees, and the amounts accrued when earned can be reasonably estimated. Differences between actual contract settlements and estimated receivables and payables are recorded in the year of final settlement. In December 2013, HCP obtained a restricted Knox-Keene license in California, which permits HCP to enter into global capitation agreements with health plans that allow HCP to assume financial responsibility for both professional and institutional services. HCP is in the process of evaluating and identifying which risk-sharing arrangements, if any, will be converted to global capitation arrangements, subject to HCP’s and the applicable health plan’s satisfactory negotiation and approval, as well as approval from the Department of Managed Healthcare. Completion of such evaluation and possible conversion is expected to occur over time.

•

Retroactive revenue-adjustments. The Medicare Advantage revenue received by HCP’s health plan customers is adjusted periodically to give effect to the relative clinical and demographic profile of the members for whom HCP is financially responsible. The model employed by CMS bases a portion of the total reimbursement payments on various clinical and demographic factors, including hospital inpatient diagnoses, additional diagnosis data from ambulatory treatment settings, hospital outpatient department and physician visits, gender, age and Medicaid eligibility. CMS requires that all managed care companies capture, collect and submit the necessary diagnosis code information to CMS twice a year for reconciliation with CMS’s internal database. Capitation payments under this methodology are paid at interim rates during the year and retroactive adjustments occur in subsequent periods (generally in the third quarter of the same year, with a final adjustment in the third quarter of the following year) after the data is compiled by CMS. HCP estimates the amount of the current year adjustments in revenues during the first and second quarters of any given year and adjusts its estimates during the third quarter, upon receipt of payments from CMS. Differences between actual contract settlements and estimated revenues are recorded in the year of final settlement. To date, all such adjustments have resulted in increases in revenue.

•	Patient service revenues. Patient service revenues are recorded when the services are provided. Such revenues are based on a negotiated fixed-fee schedule with the applicable health plan.
•

Other operating revenues. In addition to the revenues discussed above, other operating revenues primarily represents, (i) management fees HCP receives with respect to its role as the manager of its unconsolidated joint ventures, (ii) revenues from the maintenance of existing physicians’ networks, (iii) revenues recognized under meaningful use programs established by federal and state governments which provide financial incentives for providers to implement and utilize electronic health record technology to improve patient care, and (iv) medical consulting revenues.

Patient care costs

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

Equity investment income. HCPAMG is a 50% owner of the Magan joint venture with The Magan Medical Clinic, Inc. HCP also owns a 67% ownership interest in CMGI. HCP is a 50% owner of a joint venture with Independence Blue Cross, Tandigm Health, LLC, and is also a 50% owner of FullWell, LLC, a joint venture with Centura Health Corporation. We account for these equity investment interests under the equity method of accounting, meaning that their assets and liabilities are not consolidated with ours, but we recognize our pro rata ownership share of the entities’ earnings as equity investment income.

Results of Operations

The following table reflects the results of operations for the HCP business:

	Year ended December 31,
	2015		2014		2013
	(dollar amounts rounded to nearest millions)
Net revenues:
HCP capitated revenue	$3,437	90%	$3,191	91%	$2,920	91%
Patient service revenue	333	—	232	—	232	—
Less: Provision for uncollectible accounts	(15)	—	(13)	—	(12)	—
Net patient service revenue	318	8%	219	6%	220	7%
Other revenues	82	2%	92	3%	56	2%
Total net revenues	$3,837	100%	$3,502	100%	$3,196	100%
Operating expenses:
Patient care costs	$3,006	78%	$2,796	80%	$2,405	75%
General and administrative expense	421	11%	331	9%	270	9%
Depreciation and amortization	174	5%	170	5%	159	5%
Goodwill and other intangible asset impairment charges	206	5%	—	—	—	—
Equity investment income	(4)	—	(10)	—	(23)	(1%)
Total expenses	3,803	99%	3,287	94%	2,811	88%
Operating income	$34	1%	$215	6%	$385	12%

Capitated membership information

The table set forth below provides (i) the total number of capitated members to whom HCP provided healthcare services as of December 31, 2015, 2014 and 2013, and (ii) the aggregate member months as of December 31, 2015, 2014 and 2013. Member months represent the aggregate number of months of healthcare services HCP has provided to capitated members during a period of time.

	Members at December 31,			Member months for the year ended December 31,
	2015	2014	2013	2015	2014	2013
Payor classification:
Senior	317,400	310,500	265,000	3,774,300	3,587,900	2,911,700
Commercial	367,400	387,400	403,400	4,497,900	4,713,100	4,955,000
Medicaid	122,600	139,400	96,100	1,556,400	1,465,200	1,106,700
	807,400	837,300	764,500	9,828,600	9,766,200	8,973,400

In addition to the members above, HCP provided healthcare services to members in two of its operating unconsolidated joint ventures that are accounted for as equity investments. These joint ventures provided healthcare services for approximately 131,000, 45,700 and 45,100 members as of December 31, 2015, 2014 and 2013, respectively, and for approximately 1,564,200, 538,000 and 557,000 member months as of December 31, 2015, 2014 and 2013, respectively. The increase in members and member months was due to Tandigm Health beginning operations in 2015.

During the year ended December 31, 2015, HCP members decreased by approximately 29,900 and member months increased approximately 62,400. The decrease in members is due to a planned reduction in Medicaid members and a decline in commercial members as employers shift to less expensive options for medical services for their employees, partially offset by an increase in senior members due to non-acquired growth. The increase in member months was primarily attributable to an increase in senior members resulting from non-acquired growth, new acquisitions and an increase in Medicaid members due to Medicaid expansion. This increase in member months was partially offset by a planned non-renewal of certain plans in certain markets due to unfavorable economics.

During the year ended December 31, 2014, HCP members and member months increased by approximately 72,800 and 792,800, respectively. The increases in members and member months were primarily attributable to an increase in senior members resulting from non-acquired growth, new acquisitions and an increase in Medicaid members due to Medicaid expansion, partially offset by a decline in commercial members.

Revenues

The following table provides a breakdown of HCP’s revenue by source:

	Year ended December 31,
	2015		2014		2013
	(dollars in millions)
HCP revenues:
Commercial revenues	$727	19%	$726	21%	$715	22%
Senior revenues	2,473	65%	2,319	66%	2,137	67%
Medicaid revenues	237	6%	146	4%	68	2%
Total capitated revenues	3,437	90%	3,191	91%	2,920	91%
Patient service revenue, net of provision for uncollectible accounts	318	8%	219	6%	220	7%
Other revenues	82	2%	92	3%	56	2%
Total net revenues	$3,837	100%	$3,502	100%	$3,196	100%

Net revenues

HCP’s net revenue for 2015 increased $335 million, or 9.6%, primarily driven by an increase in FFS revenue from acquisitions, an increase in senior capitated revenue due to an increase in the number of senior capitated members during the year that is attributable to non-acquired growth and acquisitions, an increase in Medicaid memberships due to Medicaid expansion, recognition of additional Medicaid risk-share revenue due to decreased costs related to lower claims, as well as higher commercial negotiated rates for commercial members. These increases in net revenues are partially offset by a decrease in senior capitated revenues due to the planned non-renewal of some plans due to unfavorable economics in certain markets.

HCP’s net revenue for 2014 increased $306 million, or 9.6%, primarily driven by an increase in the number of senior capitated members during the year due to organic growth and acquisitions, an increase in Medicaid memberships due to Medicaid expansion and recognition of additional HCP revenue related to the maintenance of existing physician networks, partially offset by a decline in Medicare Advantage reimbursement rates, and a decline in the number of commercial members to whom HCP provides healthcare services.

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

The more significant decline in Medicare Advantage rates for HCP compared to the industry average is driven by a larger-than-average decline associated with CMS’s modification to the risk adjustment model calculations. The full implementation of the 2014 CMS-HCC Risk Adjustment model negatively affects HCP and other providers like us who have invested more heavily in wellness and prevention programs for patients with chronic conditions.

Patient care costs

The following table reflects HCP’s patient care costs comprised of medical expenses, hospital expenses, clinic support and other operating costs:

	Year ended December 31,
	2015	2014	2013
	(dollars in millions)
Medical expenses	$1,865	$1,734	$1,545
Hospital expenses	602	586	434
Clinic support and other operating costs	539	476	426
Total	$3,006	$2,796	$2,405

Operating expenses

Patient care costs. HCP’s patient care costs for 2015 increased by approximately $210 million from 2014. The increase was primarily attributable to increases in medical claim expenses and hospital expenses due to increases in senior and Medicaid member months from acquisitions, non-acquired growth, Medicaid expansion, as well as market expansion and the timing of the recognition of additional benefit expense related to higher Medicaid risk sharing revenues. The increase was also driven by an increase in clinic support costs due to acquisitions. The increase in costs was partially offset by a decrease in commercial members to whom HCP provides healthcare services and a decrease in costs due to the planned non-renewal of some plans due to unfavorable economics in certain markets.

HCP’s patient care costs for 2014 increased by approximately $391 million from 2013. The increase was primarily attributable to increases in medical claim expenses and hospital expenses due to increases in senior and Medicaid memberships from acquisitions, non-acquired growth, Medicaid expansion, and an increase in utilization. The increase was also driven by an increase in clinic support costs due to acquisitions.

General and administrative expenses. HCP’s general and administrative costs for 2015 increased $90 million from 2014. The increase was primarily attributable to an increase in corporate administrative support costs related to growth initiatives, professional fees, recognition of additional compensation expense, and travel costs.

HCP’s general and administrative costs for 2014 increased $61 million from 2013. The increase was primarily attributable to an increase in corporate administrative support departments to accommodate additional acquisitions during 2014, an increase in utilization of professional services related to IT infrastructure projects and management bonuses related to retention of key personnel.

Depreciation and amortization. HCP’s depreciation and amortization for 2015 increased $4 million from 2014. The increase is primarily attributable to depreciation and amortization of assets associated with acquisitions.

HCP’s depreciation and amortization for 2014 increased $11 million from 2013. The increase is primarily attributable to depreciation and amortization of assets associated with acquisitions.

Goodwill and other intangible asset impairment charges. During the quarter ended December 31, 2015, we determined that circumstances indicated it had become more likely than not that the goodwill and an indefinite-lived intangible asset of certain HCP reporting units had become impaired. These circumstances included underperformance of the business in recent quarters, as well as changes in other market conditions, including government reimbursement cuts and our expected ability to mitigate them. We are performing the required valuation of these reporting units and have estimated the fair value of their net assets and implied goodwill with the assistance of a third-party valuation firm. Based on the current assessments, we recorded an estimated $206 million in goodwill and other intangible asset impairment charges. The final amount of these impairment charges will depend upon the final outcome of this valuation work, which we expect will be completed in the first quarter of 2016.

Equity investment income. HCP’s share of equity investment income from our unconsolidated joint venture relationships for 2015 decreased $6 million from 2014. The decrease in equity income is primarily attributable to our share of expenses from a certain newly formed joint venture that provides integrated healthcare and reduced commercial risk pool performance.

HCP’s share of equity investment income from our joint venture relationships for 2014 decreased $13 million from 2013. The decrease in equity income is primarily attributable to our share of initial expenses of a newly formed joint venture and increased professional capitation costs related to our other joint venture.

Segment operating income

HCP’s operating income for 2015 decreased $181 million, including estimated goodwill and other intangible asset impairment charges of $206 million in 2015 related to certain reporting units. Excluding the impairment charges from 2015, adjusted HCP operating income for the year ended December 31, 2015 would have increased by approximately $25 million, or 11.6%. The increase in adjusted HCP operating income was primarily attributable to an increase in FFS revenue from acquisitions and non-acquired growth, an increase in Medicaid members due to Medicaid expansion, the timing of recognition of additional Medicare risk share revenue and a reduction of claims expense due to the planned non-renewal of some plans due to unfavorable economics in certain markets. This increase was partially offset by a decrease in commercial members, and higher general and administrative costs.

HCP’s operating income for 2014 decreased $170 million. The decrease was primarily attributable to a decrease in Medicare Advantage rates, a decrease in commercial memberships and higher medical expenses, partially offset by an increase in Medicare and Medicaid revenues due to increases in senior capitated members from acquisitions and Medicaid expansion.

Other—Ancillary services and strategic initiatives business

Our other operations include ancillary services and strategic initiatives which are primarily aligned with our core business of providing dialysis services to our network of patients. As of December 31, 2015, these consisted primarily of pharmacy services, disease management services, vascular access services, clinical research programs, physician services, direct primary care and our international dialysis operations. The ancillary services and strategic initiatives generated approximately $1.382 billion of net revenues in 2015, representing approximately 10% of our consolidated net revenues. We currently expect to continue to invest in our ancillary services and strategic initiatives including our continued expansion into certain international markets as we work to develop successful new business operations. However, any significant change in market conditions, business performance or in the regulatory environment may impact the economic viability of any of these strategic initiatives. Any unfavorable changes in these strategic initiatives could result in a write-off or an impairment of some or all of our investments, including goodwill, and could also result in significant termination costs if we were to exit a certain line of business or one or more of our international markets.

As of December 31, 2015, we provided dialysis and administrative services to a total of 118 outpatient dialysis centers located in ten countries outside of the U.S., and we owned a minority equity investment in a primary care and multi-specialty chain in India. Our international dialysis operations are still in an early phase of development as we primarily commenced operations during the fourth quarter of 2011. The total net revenues generated from our international operations, as reflected below, were approximately 1% of our 2015 consolidated net revenues.

The following table reflects the results of operations for the ancillary services and strategic initiatives:

	Year ended December 31,
	2015	2014	2013
	(dollar amounts rounded to nearest million)
U.S. revenues
Net patient service revenues	$26	$20	$15
Other revenues	1,144	941	703
Capitated revenues	72	70	67
Total	1,242	1,031	785
International revenues
Net patient service revenues	134	102	61
Other revenues	6	6	6
Total	140	108	67
Total net revenues	$1,382	$1,139	$852
Total segment operating loss	$(104)	$(25)	$(39)

Net revenues

The ancillary services and strategic initiatives net revenues for 2015 increased by approximately $243 million, or 21.3%, as compared to 2014. The increase was primarily related to an increase in pharmacy services volume and pharmaceutical rates, as well as an increase in net revenues from growth in our international business and other strategic initiatives. These increases were partially offset by an increase in reserves for refunds of prior period pharmacy reimbursements.

The ancillary services and strategic initiatives net revenues for 2014 increased by approximately $287 million, or 33.7%, as compared to 2013, primarily from growth in prescriptions dispensed, increases in other pharmacy services revenue and growth in our international operations.

Operating expenses

Ancillary services and strategic initiatives operating expenses for 2015 increased by approximately $322 million from 2014 which includes an estimated accrual for damages and liabilities associated with our pharmacy business of $22 million, as well as a goodwill impairment charge of $4 million related to one of our international reporting units during the second quarter of 2015. Excluding these items from 2015, the ancillary services and strategic initiatives adjusted operating expenses would have increased by $296 million. The increase in adjusted operating expenses was primarily due to an increase in prescription dispensing volume, higher pharmaceutical costs, higher labor costs and related payroll taxes and benefit costs, additional expenses associated with our international dialysis expansion, and an increase in costs associated with the right to use intellectual property and general and administrative and corporate administrative support expenses.

Ancillary services and strategic initiatives operating expenses for 2014 increased by approximately $273 million from 2013. The increase in operating expenses was primarily due to an increase in prescription dispensing volume and costs in our pharmacy business, an increase in expenses associated with our international dialysis expansion into Europe, Middle East, South America and Asia Pacific, higher labor costs and related payroll taxes, an increase in benefit costs and an increase in business related licensing and the right to use newly developed intellectual property and corporate administrative support expenses.

Operating loss

Ancillary services and strategic initiatives operating losses for 2015 increased by approximately $79 million from 2014 which includes an estimated accrual for damages and liabilities of $22 million, as well as a goodwill impairment charge of $4 million related to our international operations during the second quarter of 2015. Excluding these items from 2015, the ancillary services and strategic initiatives adjusted operating losses would have increased by $53 million. This increase in adjusted operating losses was primarily due to an increase in drug prescription costs associated with our pharmacy business, higher labor costs, increases in expenses related to our international expansion, an increase in costs associated with the right to use intellectual property and an increase in general and administrative costs. The increase in adjusted operating losses was partially offset by an increase in net revenue in our pharmacy business, primarily from additional volume and increases in pharmaceutical rates.

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

Corporate level charges

Debt expense. Debt expense for 2015, 2014, and 2013 consisted of interest expense of approximately $390 million, $386 million, and $401 million, respectively, and the amortization and accretion of debt discounts and premiums, the amortization of deferred financing costs and the amortization of interest rate cap agreements of approximately $18 million in 2015, $25 million in 2014 and $29 million in 2013. The increase in debt expense in 2015 as compared to 2014, was primarily related to an increase in weighted average outstanding principal balances offset by lower weighted average interest rates as a result of the issuance of our 5.0% Senior Notes in April 2015, as well as the entry into a new credit agreement and the issuance of senior notes in June 2014, as discussed below. Our overall weighted average effective interest rate in 2015 was 4.42% as compared to 4.68% in 2014.

The decrease in debt expense in 2014 as compared to 2013 was primarily related to our credit agreement issued in June 2014, as well as the issuance of our 5 ⅛% Senior Notes that were entered into in the second quarter of 2014 that contain lower weighted average interest rates and from lower average interest rates associated with the unhedged portion of Term Loan A. Our overall weighted average effective interest rate in 2014 was 4.68% as compared to 4.84% in 2013.

Other income. Other income was approximately $9 million, $2 million, and $5 million in 2015, 2014, and 2013, respectively, and consisted principally of interest income. Other income increased in 2015 as compared to 2014 due to an increase in short-term investment interest income and a decrease in foreign currency transaction losses. Other income in 2014 decreased from 2013, primarily as a result of the impact of certain foreign currency transactions, partially offset by an increase in short-term investment interest income.

Provision for income taxes. The provision for income taxes for 2015 represented an effective annualized tax rate of 40.9%, compared with 34.1% and 33.9% of income from continuing operations in 2014 and 2013, respectively. The effective tax rate in 2015 was higher primarily due to the impairment of goodwill in 2015.

Noncontrolling interests

Net income attributable to noncontrolling interests for 2015, 2014 and 2013 was approximately $158 million, $140 million and $124 million, respectively. The increases in noncontrolling interests in 2015 and 2014 were primarily due to increases in the number of new joint ventures and increases in the profitability of our dialysis-related joint ventures. The percentage of U.S. dialysis and related lab services net revenues generated from dialysis-related joint ventures was approximately 23%, 22% and 21% in 2015, 2014 and 2013, respectively.

Accounts receivable

Our U.S. dialysis and related lab services accounts receivable balances at December 31, 2015 and December 31, 2014 were $1.255 billion and $1.157 billion, respectively, representing approximately 53 days and 50 days of revenue, respectively, net of bad debt provision. The increase in day sales outstanding (DSO) for the U.S. dialysis and related lab services business, was primarily the result of the continued rollout of our billing system in 2015, as well as improved cash collection performance in 2014 that positively impacted the DSO in 2014 which we did not experience in 2015. Our DSO calculation is based on the current quarter’s average revenues per day.

As of December 31, 2015 and 2014, our dialysis and related lab services unreserved accounts receivable balances that were more than six months old were approximately $233 million and $152 million, respectively, representing approximately 18% and 13% of our dialysis accounts receivable balances, respectively. There were no significant unreserved balances over one year old. Less than 1% of our revenues are classified as patient pay. Substantially all revenue realized is from government and commercial payors, as discussed above.

Amounts pending approval from third-party payors as of December 31, 2015 and 2014, other than the standard monthly billing, consisted of approximately $106 million in 2015 and $119 million in 2014, associated with Medicare bad debt claims, classified as other receivables. Currently, a significant portion of our Medicare bad debt claims are typically paid to us before the Medicare fiscal intermediary audits the claims. However, the payment received from Medicare is subject to adjustment based upon the actual results of the audits. Such audits typically occur one to four years after the claims are filed. As a kidney dialysis provider, our revenue is not subject to cost report settlements, except for potentially limiting the collectability of these Medicare bad debt claims.

Liquidity and capital resources

Available liquidity. As of December 31, 2015, our cash balance was $1.5 billion and we also had approximately $408 million in short-term investments. We also had an undrawn revolving line of credit under our Senior Secured Credit Facilities totaling $1.0 billion, of which approximately $92.2 million was committed for outstanding letters of credit. In addition, HCP has an outstanding letter of credit of approximately $1.3 million that is secured by a certificate of deposit. We believe that we will have sufficient liquidity, operating cash flows and access to borrowings to fund our scheduled debt service payments and other obligations for the foreseeable future. Our primary sources of liquidity are cash from operations and cash from borrowings.

Cash flow from operations during 2015 amounted to $1.6 billion, compared with $1.5 billion for 2014. The increase in our operating cash flows in 2015 as compared to 2014 was primarily due to the timing of other working capital items, a decrease in our income tax payments and a reduction in our net settlement payments and charges, offset by an increase in our cash interest payments. Cash flow from operations in 2015 included cash interest payments of approximately $405 million and cash tax payments of $156 million. Cash flow from operations in 2014 included cash interest payments of approximately $352 million and cash tax payments of $239 million.

Non-operating cash outflows in 2015 included $708 million for capital asset expenditures, including $381 million for new center developments and relocations, and $327 million for maintenance and information technology. We also spent an additional $97 million for acquisitions. During 2015, we also received $1.6 billion from the maturity and sale of investments. However, some of these proceeds were either used to repurchase other investments or were used to fund distributions from our deferred compensation plans. In addition, during 2015, we received $54 million associated with stock option exercises and other share issuances and the related excess tax benefits. We also made distributions to noncontrolling interests of $175 million, and received contributions from noncontrolling interests of $55 million associated with new joint ventures and from additional equity contributions. We also repurchased a total of 7,779,958 shares of our common stock for $575 million, or an average price of $73.96 per share, of which $25 million was unsettled at December 31, 2015.

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

On August 17, 2015, we entered into a definitive agreement to acquire Colorado-based Renal Ventures Limited, LLC (Renal Ventures), including a 100% interest in all dialysis centers owned by Renal Ventures, for approximately $415 million in cash, subject to, among other things, adjustments for certain items such as working capital. Renal Ventures currently operates 36 dialysis clinics in six states serving approximately 2,400 patients, and also operates other ancillary businesses. The transaction is subject to approval by the Federal Trade Commission (FTC) including Hart-Scott-Rodino antitrust clearance. We anticipate that we will be required by the FTC to divest a certain number of outpatient dialysis centers as a condition of the transaction. We currently expect this transaction to close in 2016.

On November 23, 2015, we entered into a definitive merger agreement to acquire The Everett Clinic Medical Group (TEC), a Washington state physician group, for approximately $385 million in cash, subject to, among other things, adjustments for certain items such as working capital. TEC has 500 providers in primary and specialty care locations throughout Snohomish County, Washington who care for more than 315,000 patients. We currently expect this transaction to close in early 2016.

During 2015, we opened 72 new U.S. dialysis centers, acquired a total of six U.S. dialysis centers, sold one center, merged five centers, added two centers in which we operate under a management and administrative services agreement and closed two centers. Outside the U.S., we acquired 21 dialysis centers, opened seven new dialysis and hospital operated centers, and terminated one management and administration services agreement.

During 2015, our HCP business acquired three family practices, one management services organization, two primary care practices, and six private medical practices.

During the year ended December 31, 2015, we made mandatory principal payments under our Senior Secured Credit Facilities totaling $50 million on the Term Loan A and $35 million on the Term Loan B.

During 2014, we opened 105 new U.S. dialysis centers, acquired a total of 18 U.S. dialysis centers, sold one center, merged 16 centers and closed one center. Outside the U.S., we acquired seven dialysis centers, opened 11 new dialysis and hospital operated centers, closed two dialysis centers and added a net two centers in which we operate under management and administration services agreements. During 2014, our HCP business acquired a family practice, a management services organization, two primary care practices, and eight private medical practices.

Debt transactions

In April 2015, we issued $1.5 billion 5.0% Senior Notes due 2025 (5.0% Senior Notes). The 5.0% Senior Notes pay interest on May 1 and November 1 of each year beginning November 1, 2015. The 5.0% Senior Notes are unsecured senior obligations and rank equally in right of payment with our existing and future unsecured senior indebtedness. The 5.0% Senior Notes are guaranteed by certain of our domestic subsidiaries. We may redeem up to 35% of the 5.0% Senior Notes at any time prior to May 1, 2018 at a certain specified price from the proceeds of one or more equity offerings. In addition, we may redeem some or all of the 5.0% Senior Notes at any time prior to May 1, 2020 at make whole redemption rates and on or after such date at certain specified redemption prices. The net proceeds from the 5.0% Senior Notes offering were used to repurchase all of the outstanding $775 million aggregate principal amount of 6 ⅝% Senior Notes due 2020 (6 ⅝% Senior Notes) through a combination of a tender offer and a redemption process and to pay fees and expenses. The remaining net offering proceeds will be used for general corporate purposes, future acquisitions and share repurchases. As a result of these transactions, we incurred $48 million in debt redemption charges consisting of tender and redemption premiums as well as the write-off of deferred financing fees associated with the repurchase of the 6 ⅝% Senior Notes.

Interest rate swap and cap agreements

As of December 31, 2015, we maintain several interest rate swap agreements that were entered into in March 2013 with amortizing notional amounts of these swap agreements totaling $760 million. These agreements have the economic effect of modifying the LIBOR variable component of our interest rate on an equivalent amount of our Term Loan A to fixed rates ranging from 0.49% to 0.52%, resulting in an overall weighted average effective interest rate of 2.26%, including the Term Loan A margin of 1.75%. The overall weighted average effective interest rate also includes the effects of $165 million of unhedged Term Loan A debt that bears interest at LIBOR plus an interest rate margin of 1.75%. The swap agreements expire on September 30, 2016 and require monthly interest payments. During the year ended December 31, 2015, we recognized debt expense of $2.7 million from these swaps. As of December 31, 2015, the total fair value of these swap agreements was a net asset of approximately $0.5 million. During the year ended December 31, 2015, we recorded a loss of $4.0 million in other comprehensive income due to a decrease in the unrealized fair value of these swap agreements. We estimate that approximately $0.5 million of existing unrealized pre-tax gains in other comprehensive income at December 31, 2015 will be reclassified into income over the next twelve months.

As of December 31, 2015, we maintain several forward interest rate cap agreements that were entered into in October 2015 with notional amounts totaling $3.5 billion. These forward cap agreements will be effective June 29, 2018 and will have the economic effect of capping the LIBOR variable component of our interest rate at a maximum of 3.50% on an equivalent amount of our debt. These cap agreements expire on June 30, 2020. As of December 31, 2015, the total fair value of these cap agreements was an asset of approximately $13.8 million. During the year ended December 31, 2015, we recorded a loss of $3.5 million in other comprehensive income due to a decrease in the unrealized fair value of these cap agreements.

As of December 31, 2015, we maintain several forward interest rate cap agreements that were entered into in November 2014 with notional amounts totaling $3.5 billion. These forward cap agreements will be effective September 30, 2016 and will have the economic effect of capping the LIBOR variable component of our interest rate at a maximum of 3.50% on an equivalent amount of our debt. The cap agreements expire on June 30, 2018. As of December 31, 2015, the total fair value of these cap agreements was an asset of approximately $1.3 million. During the year ended December 31, 2015, we recorded a loss of $11.0 million in other comprehensive income due to a decrease in the unrealized fair value of these cap agreements.

As of December 31, 2015, we maintain several interest rate cap agreements that were entered into in March 2013 with notional amounts totaling $2.7 billion on our Term Loan B debt. These agreements have the economic effect of capping the LIBOR variable component of our interest rate at a maximum of 2.50% on an equivalent amount of our Term Loan B. During the year ended December 31, 2015, we recognized debt expense of $2.4 million from these caps. The cap agreements expire on September 30, 2016. As of December 31, 2015, the total fair value of these cap agreements was immaterial. During the year ended December 31, 2015, we recorded a loss of $1.6 million in other comprehensive income due to a decrease in the unrealized fair value of these cap agreements.

Other items

As a result of an embedded LIBOR floor on the Term Loan B debt agreement and the swap and cap agreements, our overall weighted average effective interest rate on the Senior Secured Credit Facilities was 3.46%, based on the current margins in effect of 1.75% for the Term Loan A and 2.75% for the Term Loan B, as of December 31, 2015.

As of December 31, 2015, the interest rate on our Term Loan B debt is effectively fixed subject to an embedded LIBOR floor which is higher than actual LIBOR as of such date and the Term Loan B is also subject to an interest rate cap if LIBOR should rise above 2.50%. Interest rates on our senior notes are fixed by their terms. The LIBOR variable component of our interest rate on the majority of our Term Loan A is economically fixed as a result of interest rate swaps.

Our overall weighted average effective interest rate during the year ended December 31, 2015 was 4.42% and as of December 31, 2015 was 4.39%.

As of December 31, 2015, we had undrawn revolving credit facilities totaling $1.0 billion of which approximately $92.2 million was committed for outstanding letters of credit. The remaining amount is unencumbered. In addition, HCP has an outstanding letter of credit of approximately $1.3 million that is secured by a certificate of deposit.

Goodwill and indefinite-lived intangible assets

During the quarter ended December 31, 2015, we determined that circumstances indicated it had become more likely than not that the goodwill and an indefinite-lived intangible asset of certain HCP reporting units had become impaired.

These circumstances included underperformance of the business in recent quarters, as well as changes in other market conditions, including government reimbursement cuts and our expected ability to mitigate them. We are performing the required valuation of certain HCP reporting units and have estimated the fair value of their net assets and implied goodwill with the assistance of a third-party valuation firm. Based on our current assessments, we recorded an estimated $206 million in non-cash goodwill and other intangible asset impairment charges of certain HCP reporting units. The final amount of these impairment charges will depend upon the final outcome of this valuation work, which we expect will be completed in the first quarter of 2016.

Our HCP Nevada, HCP Florida, HCP Colorado and Kidney Care Malaysia reporting units remain at risk of further goodwill impairment. As of December 31, 2015, these reporting units have goodwill amounts of $424,468, $530,075, $16,897, and $13,329, respectively. As of December 31, 2015, the estimated fair values of the HCP Nevada, HCP Florida, HCP Colorado and Kidney Care Malaysia reporting units exceeded (fell short of) from their total carrying amounts by approximately (3.4)%, 0.7%, 9.5% and 11.2%, respectively.

For our at-risk HCP reporting units, further reductions in reimbursement rates or other significant adverse changes in expected future cash flows or valuation assumptions could result in further goodwill impairment charges in the future. For example, a sustained, long-term reduction of 3% in operating income for HCP Nevada or HCP Florida could reduce their estimated fair values by up to 2.0% and 1.6%, respectively. Separately, an increase in their respective discount rates of 100 basis points could reduce the estimated fair values of HCP Nevada and HCP Florida by up to 2.9% and 2.8%, respectively.

In addition, we recorded a $4 million impairment charge related to one of our international reporting units.

Long-term incentive compensation

Long-term incentive program (LTIP) compensation includes both stock-based awards (principally stock-settled stock appreciation rights, restricted stock units and performance stock units) as well as long-term performance-based cash awards. Long-term incentive compensation expense, which was primarily general and administrative in nature, was attributed among the dialysis and related lab services business, the HCP business, corporate administrative support, and the ancillary services and strategic initiatives.

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

During 2015, we granted approximately 994 thousand stock-settled stock appreciation rights (SSARs) with an aggregate grant-date fair value of $17.9 million and a weighted-average expected life of approximately 4.1 years and approximately 279 thousand stock units with an aggregate grant-date fair value of $22.4 million and a weighted-average expected life of approximately 3.1 years.

Long-term incentive compensation costs of $130.7 million for the year ended December 31, 2015 increased by approximately $11.7 million as compared to 2014. The increase in long-term incentive compensation was primarily due to an increase in the value of LTIP awards that contributed expense during this period and LTIP award forfeitures realized at a lower rate than previously expected.

Long-term incentive compensation costs in 2014 increased by approximately $34.1 million as compared to 2013, primarily due to an increase in the value of LTIP awards that contributed expense during this period and LTIP award forfeitures realized at a lower rate than previously expected.

As of December 31, 2015, there was $124.0 million in total estimated but unrecognized long-term incentive compensation costs for LTIP awards outstanding, including $63.6 million relating to stock-based awards under our equity compensation plans. We expect to recognize the performance-based cash component of these LTIP costs over a weighted average remaining period of 1.0 years and the stock-based component of these LTIP costs over a weighted average remaining period of 1.3 years.

For the years ended December 31, 2015, 2014 and 2013, we received $45.7 million, $59.1 million and $46.9 million, respectively, in actual tax benefits upon the exercise of stock awards. As a result of issuing SSARs, beginning in 2013 we no longer have stock options outstanding and did not receive cash proceeds from stock option exercises during the years ended December 31, 2015, 2014 and 2013.

Stock repurchases

In 2015, we repurchased a total of 7,779,958 shares of our common stock for $575 million, or an average price of $73.96 per share. We also repurchased a total of 3,689,738 shares of our common stock for $249 million, or an average price of $67.61 per share, during January 2016.

On April 14, 2015, our Board of Directors approved additional share repurchases in the amount of $726 million. These approved share repurchases are in addition to the $274 million remaining at that time under our Board of Directors’ prior share repurchase approval announced in November 2010. As a result of the above transactions, there was approximately $259 million available under our current Board authorizations for additional share repurchases as of January 31, 2016. Our share repurchase authorizations have no expiration dates. However, we are subject to share repurchase limitations under the terms of our Senior Secured Credit Facility and the indentures governing our senior notes.

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

We also have certain other potential commitments to provide operating capital to several dialysis centers that are wholly-owned by third parties or centers in which we own a minority equity investment as well as to physician-owned vascular access clinics or medical practices that we operate under management and administrative services agreements. We have certain other potential commitments related to service agreements of approximately $5.6 million.

The following is a summary of these contractual obligations and commitments as of December 31, 2015 (in millions):

	Less Than 1 year	2-3 years	4-5 years	After 5 years	Total
Scheduled payments under contractual obligations:
Long-term debt	$113	$284	$765	$7,781	$8,943
Interest payments on the senior notes	237	473	473	840	2,023
Interest payments on the Term Loan B(1)	122	240	235	58	655
Interest payments on the Term Loan A(2)	20	35	7	—	62
Capital lease obligations	16	35	41	191	283
Operating leases	432	791	615	1,084	2,922
	$940	$1,858	$2,136	$9,954	$14,888
Potential cash requirements under existing commitments:
Letters of credit	$94	$—	$—	$—	$94
Noncontrolling interests subject to put provisions	501	126	128	109	864
Non-owned and minority owned put provisions	47	—	—	—	47
Operating capital advances	6	—	—	—	6
	$648	$126	$128	$109	$1,011

(1)	Assuming no changes to LIBOR-based interest rates as the Term Loan B currently bears interest at LIBOR (floor of 0.75%) plus an interest rate margin of 2.75%.
(2)	Based upon current LIBOR-based interest rates in effect at December 31, 2015 plus an interest rate margin of 1.75% for the Term Loan A.

The pay-fixed swap’s obligations represent the estimated fair market values of our interest rate swap agreements that are based upon valuation models utilizing the income approach and commonly accepted valuation techniques that use inputs from closing prices for similar assets and liabilities in active markets as well as other relevant observable market inputs and other current market conditions that existed as of December 31, 2015. Currently all of our swaps are in an asset position. However, we could have a potential obligation that we would be required to pay based upon the estimated future settlement of each specific tranche over the term of the swap agreements, assuming no future changes in the forward yield curve if we were required to pay an amount in excess of what we would receive. The actual amount of our obligation associated with these swaps in the future will depend upon changes in the LIBOR-based interest rates that can fluctuate significantly depending upon market conditions, and other relevant factors that can affect the fair market value of these swap agreements.

We are committed to purchase a certain amount of our hemodialysis non-equipment product supplies, such as dialyzers, from Baxter at fixed prices through 2018.

In January 2010, we entered into and subsequently extended an agreement with FMC to purchase a certain amount of dialysis equipment, parts and supplies from FMC through February 29, 2016. We are currently renegotiating this agreement to extend the period of the agreement and to finalize the costs of our dialysis products. Our total expenditures for the year ended December 31, 2015 on such products were approximately 2% of our total U.S. operating expenses. The actual amount of purchases in future years from FMC will depend upon a number of factors, including the operating requirements of our centers, the number of centers we acquire, and growth of our existing centers.

In November 2011, we entered into a seven year Sourcing and Supply Agreement with Amgen that expires on December 31, 2018. Under the terms of the agreement we will purchase EPO in amounts necessary to meet no less than 90% of our requirements for ESAs. The actual amount of EPO that we will purchase from Amgen will depend upon the amount of EPO administered during dialysis as prescribed by physicians and the overall number of patients that we serve.

Settlements of approximately $51 million of existing income tax liabilities for unrecognized tax benefits, including interest, penalties and other long-term tax liabilities, are excluded from the above table as reasonably reliable estimates of their timing cannot be made.

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

As of December 31, 2015, if these physician groups were not consolidated in our financial statements, our consolidated indebtedness would have been approximately $9.226 billion, our consolidated other liabilities (excluding indebtedness) would have been approximately $3.056 billion and our consolidated assets would have been approximately $17.956 billion. If these physician groups were not consolidated in our financial statements for the year ended December 31, 2015, our consolidated total net revenues (including approximately $650 million of management fees payable to us), consolidated operating income and consolidated net income would be reduced by approximately $1.132 billion, $82 million, and $52 million, respectively.

In addition, we own a 67% equity interest in CMGI, which is an Unrestricted Subsidiary as defined in the indentures governing our outstanding senior notes, and does not guarantee those senior notes. Our equity interest in CMGI is accounted for under the equity method of accounting, meaning that, although CMGI is not consolidated in our financial statements for financial reporting purposes, our consolidated income statement reflects our pro rata share of CMGI’s net income as equity investment income.

For the year ended December 31, 2015, excluding our equity investment income attributable to CMGI, our consolidated operating income and consolidated net income would be decreased by approximately $13 thousand and $8 thousand, respectively. See Note 29 to the consolidated financial statements for further details.

Contingencies

The information in Note 17 to the consolidated financial statements of this report is incorporated by reference in response to this item.

Critical accounting policies, estimates and judgments

Our consolidated financial statements and accompanying notes are prepared in accordance with United States generally accepted accounting principles. These accounting principles require us to make estimates, judgments and assumptions that affect the reported amounts of revenues, expenses, assets, liabilities, contingencies and temporary equity. All significant estimates, judgments and assumptions are developed based on the best information available to us at the time made and are regularly reviewed and updated when necessary. Actual results will generally differ from these estimates. Changes in estimates are reflected in our financial statements in the period of change based upon on-going actual experience trends, or subsequent settlements and realizations depending on the nature and predictability of the estimates and contingencies. Interim changes in estimates are applied prospectively within annual periods. Certain accounting estimates, including those concerning revenue recognition and accounts receivable, impairments of goodwill or other long-lived assets, accounting for income taxes, quarterly and annual variable compensation accruals, consolidation of variable interest entities, purchase accounting valuation estimates, fair value estimates, stock-based compensation and medical liability claims are considered to be critical to evaluating and understanding our financial results because they involve inherently uncertain matters and their application requires the most difficult and complex judgments and estimates.

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

Commercial healthcare plans, including contracted managed-care payors, are billed at our usual and customary rates; however, revenue is recognized based on estimated net realizable revenue for the services provided. Net realizable revenue is estimated based on contractual terms for the patients covered under commercial healthcare plans with which we have formal agreements, non-contracted commercial healthcare plan coverage terms if known, estimated secondary collections, historical collection experience, historical trends of refunds and payor payment adjustments (retractions), inefficiencies in our billing and collection processes that can result in denied claims for payments, a slowdown in collections, a reduction in the amounts that we expect to collect and regulatory compliance issues. Determining applicable primary and secondary coverage for our approximately 180,000 U.S. patients at any point in time, together with the changes in patient coverage’s that occur each month, requires complex, resource-intensive processes. Collections, refunds and payor retractions typically continue to occur for up to three years or longer after services are provided.

We generally expect our range of dialysis and related lab services revenues estimating risk to be within 1% of its revenue, which can represent as much as 5% of dialysis and related lab services’ adjusted operating income. Changes in estimates are reflected in the then-current financial statements based on on-going actual experience trends, or subsequent settlements and realizations depending on the nature and predictability of the estimates and contingencies. Changes in revenue estimates for prior periods are separately disclosed and reported if material to the current reporting period and longer term trend analyses, and have not been significant.

Lab service revenues for current period dates of services are recognized at the estimated net realizable amounts to be received.

HCP revenue recognition. HCP revenues consist primarily of fees for medical services provided under capitated contracts with various health plans and under risk-sharing programs. Revenues with respect to both professional and institutional capitation are recognized in the month in which enrollees are entitled to receive healthcare and are based on the number of enrollees selecting an HCP associated group physician employed or affiliated with one of HCP’s medical group entities as their primary healthcare provider. Capitation payments received for enrollees under Medicare Advantage plans are subject to retroactive adjustment depending upon certain clinical and demographic factors. We estimate the amount of current year adjustments in revenues during the first and second quarters of any given year and adjust our estimates during the third quarter upon receipt of payments from CMS related to prior year. Any difference between actual contract settlements and estimated revenues are recorded in the year of final settlement.

In addition, as compensation under HCP’s various managed care-related agreements with hospitals, we are entitled to receive a percentage of the amount by which the institutional capitation revenue received from health plans exceeds institutional expenses, and any such risk-share amount to which we are entitled is recorded as HCP revenues. In addition, pursuant to such managed care-related agreements, HCP agrees to be responsible should the third party incur a deficit as a result of institutional expenses being in excess of institutional capitation revenue. As with global capitation, revenue with respect to professional capitation is reported in the month in which enrollees are entitled to receive healthcare. However, risk-share revenues (that is, the portion of the excess of institutional capitation revenue to which HCP is entitled less institutional expenses), in contrast, are based on the number of enrollees and significant estimating risk relating to institutional utilization and associated costs incurred by assigned health plan enrollees. The medical groups also receive other incentive payments from health plans based on specified performance and quality criteria and the amounts accrued when earned can be reasonably estimated. Differences between actual contract settlements and estimated receivables and payables are recorded in the year of final settlement. In 2013, HCP obtained a restricted Knox-Keene license in California, which now permits HCP to enter into contracts with health plans allowing it to recognize revenue under global capitation arrangements for both professional and institutional services.

Impairments of long-lived assets. We account for impairments of long-lived assets, which include property and equipment, equity investments in non-consolidated businesses, amortizable intangible assets, indefinite-lived intangible assets and goodwill, in accordance with the provisions of applicable accounting guidance. Goodwill is not amortized, but is assessed for valuation impairment as circumstances warrant and at least annually. An impairment charge would be recorded to the extent that the carrying amount of a reporting unit’s goodwill exceeds its implied fair value. Impairment reviews on other long-lived assets are also performed at least annually and whenever a change in condition occurs which indicates that the carrying amounts of assets may not be recoverable.

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

Consolidation of variable interest entities. We rely on the operating activities of certain entities that we do not directly own or control, but over which we have indirect influence and of which we are considered the primary beneficiary. Under accounting guidance applicable to variable interest entities, we have determined that these entities are to be included in our consolidated financial statements. The analyses upon which these determinations rest are complex, involve uncertainties, and require significant judgment on various matters, some of which could be subject to reasonable disagreement. While these determinations have a meaningful effect on the description and classification of various amounts in our consolidated financial statements, non-consolidation of these entities would not have had a material effect on our results of operations.

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

An estimate of amounts due to contracted physicians, hospitals, and other professional providers is included in medical payables in the accompanying consolidated balance sheets. Medical claims payable include claims reported as of the balance sheet date and estimates of IBNR. Such estimates are developed using actuarial methods and are based on many variables, including the utilization of healthcare services, historical payment patterns, cost trends, product mix, seasonality, changes in membership, and other factors. The estimation methods and the resulting reserves are continually reviewed and updated. Many of the medical contracts are complex in nature and may be subject to differing interpretations regarding amounts due for the provision of various services. We engage a third-party actuary to assist in the evaluation of the estimated IBNR reserves. Such differing interpretations may not come to light until a substantial period of time has passed following the contract implementation. Any adjustments to reserves are reflected in current operations.

Significant new accounting standards

New accounting standards

We elected to early adopt Accounting Standards Update (ASU) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, retrospectively effective as of January 1, 2014. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU 2015-15, Interest – Imputation of Interest (Subtopic 835-30) – Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which clarifies that the treatment of debt issuance costs related to a line-of-credit may continue to be deferred in an asset position and subsequently amortized over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. Adoption of this standard did not have a material impact on our consolidated financial statements.

We elected to early adopt ASU No. 2015-17, Income Taxes (ASC 740): Balance Sheet Classification of Deferred Taxes, retrospectively effective as of January 1, 2014. The amendments in this ASU serve to simplify the presentation of deferred income taxes. The update requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. Adoption of this standard did not have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments in this ASU revise the accounting related to lessee accounting. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases. The new lease guidance also simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. The amendments in this ASU are effective for us beginning on January 1, 2019 and should be applied through a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. We have not yet determined what the effects of adopting this ASU will be on our consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Statements – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this ASU revise the accounting related to (i) the classification and measurement of investments in equity securities and (ii) the presentation of certain fair value changes for financial liabilities at fair value. The amendments in this ASU are effective for us beginning on January 1, 2018 and should be applied through a cumulative-effect adjustment to the statement of financial position. Early adoption is permitted under certain circumstances. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The amendments in this ASU allow an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. This will be inclusive of the effect on earnings of changes in depreciation, amortization, or other income effects as a result of the change to provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this ASU became effective for us on January 1, 2016, and are applied prospectively. Early adoption was permitted. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. The amendments in this ASU apply to all inventory with the exception of inventory measured using last-in, first-out or the retail inventory method. This ASU simplifies the measurement of inventory. Under this new standard, inventory should be measured using the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The amendments in this ASU are effective for us beginning January 1, 2017 and should be applied prospectively. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which amends ASC 350-40, Intangibles-Goodwill and Other-Internal-Use Software. This ASU provides guidance to customers about whether a cloud computing arrangement includes a software license. If an arrangement includes a software license, the accounting for the license will be consistent with licenses of other intangible assets. If the arrangement does not include a license, the arrangement will be accounted for as a service contract. The amendments in this ASU are effective for us beginning January 1, 2016 and can be adopted prospectively or retrospectively. We are currently assessing the effects of adopting this ASU on our consolidated financial statements, however, the adoption is not expected to have a material impact on our consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The amendments in the ASU clarify consolidation of VIEs regarding which reporting entity consolidates the legal entity. The amendments in the ASU became effective for us on January 1, 2016. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard as issued was to be effective for us on January 1, 2017. In July 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date. This guidance approves a one-year deferral of the effective date of ASU 2014-09. The final ASU now requires us to adopt this standard on January 1, 2018. Early application is permitted as of the initial effective date of January 1, 2017, but not prior to that date. The standard permits the use of either the retrospective or cumulative effect transition method. We have assembled an internal revenue task force that meets regularly to discuss and evaluate the overall impact this guidance will have on the various revenue streams in the consolidated financial statements and related disclosures, as well as the expected timing and method of adoption. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Interest rate sensitivity

The tables below provide information about our financial instruments that are sensitive to changes in interest rates. The table below presents principal repayments and current weighted average interest rates on our debt obligations as of December 31, 2015. The variable rates presented reflect the weighted average LIBOR rates in effect for all debt tranches plus interest rate margins in effect as of December 31, 2015. The Term Loan A margin in effect is 1.75% at December 31, 2015, and along with the revolving line of credit, is subject to adjustment depending upon changes in certain of our financial ratios, including a leverage ratio. The Term Loan B currently bears interest at LIBOR (floor of 0.75%) plus an interest rate margin of 2.75%.

	Expected maturity date					Thereafter	Total	Average interest rate	Fair value
	2016	2017	2018	2019	2020
	(dollars in millions)
Long term debt:
Fixed rate	$65	$61	$61	$61	$61	$7,967	$8,276	4.64%	$8,240
Variable rate	$64	$92	$105	$680	$4	$5	$950	2.19%	$948

	Notional	Contract maturity date
	amount	2016	2017	2018	2019	2020	Pay fixed	Receive variable	Fair value
		(dollars in millions)
Swaps:
Pay-fixed rate	$760	$760	$—	$—	$—	$—	0.49% to 0.52%	LIBOR	$0.5
Cap agreements	$9,735	$2,735	$—	$3,500	$—	$3,500		LIBOR above 2.5% and 3.5%	$15.1

Our Senior Secured Credit Facilities, which include the Term Loan A and Term Loan B, consist of various individual tranches of debt that can range in maturity from one month to twelve months (currently, all tranches are one month in duration). For the Term Loan A, each tranche bears interest at a LIBOR rate that is determined by the duration of such tranche plus an interest rate margin. The LIBOR variable component of the interest rate for each tranche is reset as such tranche matures and a new tranche is established. LIBOR can fluctuate significantly depending upon conditions in the credit and capital markets. However, the LIBOR variable component of the interest rate for the majority of the Term Loan A is economically fixed as a result of our swap agreements, as described below.

The Term Loan B is subject to a LIBOR floor of 0.75%. Because actual LIBOR, as of December 31, 2015, was lower than this embedded LIBOR floors, the interest rate on the Term Loan B is treated as “effectively fixed” for purposes of the table above. We have included the Term Loan B in the fixed rate totals in the table above until such time as the actual LIBOR-based variable component of our interest rate exceeds 0.75% on the Term Loan B. At such time, we will then be subject to LIBOR-based interest rate volatility on the LIBOR variable component of our interest rate for the Term Loan B, but limited to a maximum LIBOR rate of 2.50% on $2.7 billion of outstanding principal debt on the Term Loan B as a result of the interest rate cap agreements, as described below. The remaining $712.5 million outstanding principal balance of the Term Loan B is subject to LIBOR-based interest rate volatility above a floor of 0.75%.

As of December 31, 2015, we maintain several interest rate swap agreements that were entered into in March 2013 with amortizing notional amounts totaling $760 million. These agreements have the economic effect of modifying the LIBOR variable component of our interest rate on an equivalent amount of our Term Loan A to fixed rates ranging from 0.49% to 0.52%, resulting in an overall weighted average effective interest rate of 2.26%, including the Term Loan A margin of 1.75%. The overall weighted average effective interest rate also includes the effects of $165 million of unhedged Term Loan A debt that bears interest at LIBOR plus an interest rate margin of 1.75%. The swap agreements expire on September 30, 2016 and require monthly interest payments. During the year ended December 31, 2015, we recognized debt expense of $2.7 million from these swaps. As of December 31, 2015, the total fair value of these swap agreements was a net asset of approximately $0.5 million. During the year ended December 31, 2015, we recorded a loss of $4.0 million in other comprehensive income due to a decrease in the unrealized fair value of these swap agreements. We estimate that approximately $0.5 million of existing unrealized pre-tax gains in other comprehensive income at December 31, 2015 will be reclassified into income over the next twelve months.

As of December 31, 2015, we maintain several forward interest rate cap agreements that were entered into in October 2015 with notional amounts totaling $3.5 billion. These forward cap agreements will be effective June 29, 2018 and will have the economic effect of capping the LIBOR variable component of our interest rate at a maximum of 3.50% on an equivalent amount of our debt. These cap agreements expire on June 30, 2020. As of December 31, 2015, the total fair value of these cap agreements was an asset of approximately $13.8 million. During the year ended December 31, 2015, we recorded a loss of $3.5 million in other comprehensive income due to a decrease in the unrealized fair value of these cap agreements.

As of December 31, 2015, we maintain several forward interest rate cap agreements that were entered into in November 2014 with notional amounts totaling $3.5 billion. These forward cap agreements will be effective September 30, 2016 and will have the economic effect of capping the LIBOR variable component of our interest rate at a maximum of 3.50% on an equivalent amount of our debt. The cap agreements expire on June 30, 2018. As of December 31, 2015, the total fair value of these cap agreements was an asset of approximately $1.3 million. During the year ended December 31, 2015, we recorded a loss of $11.0 million in other comprehensive income due to a decrease in the unrealized fair value of these cap agreements.

As of December 31, 2015, we maintain several interest rate cap agreements that were entered into in March 2013 with notional amounts totaling $2.7 billion on our Term Loan B debt. These agreements have the economic effect of capping the LIBOR variable component of our interest rate at a maximum of 2.50% on an equivalent amount of our Term Loan B. During the year ended December 31, 2015, we recognized debt expense of $2.4 million from these caps. The cap agreements expire on September 30, 2016. As of December 31, 2015, the total fair value of these cap agreements was immaterial. During the year ended December 31, 2015, we recorded a loss of $1.6 million in other comprehensive income due to a decrease in the unrealized fair value of these cap agreements.

As a result of an embedded LIBOR floor on the Term Loan B debt agreement and the swap and cap agreements, our overall weighted average effective interest rate on the Senior Secured Credit Facilities was 3.46%, based on the current margins in effect of 1.75% for the Term Loan A and 2.75% for the Term Loan B, as of December 31, 2015.

As of December 31, 2015, the interest rate on our Term Loan B debt is effectively fixed subject to an embedded LIBOR floor which is higher than actual LIBOR as of such date. The Term Loan B is also subject to interest rate caps if LIBOR should rise above 2.50%. Interest rates on our senior notes are fixed by their terms. The LIBOR variable component of our interest rate on the majority of our Term Loan A is economically fixed as a result of interest rate swaps.

Our overall weighted average effective interest rate during the year ended December 31, 2015 was 4.42% and as of December 31, 2015 was 4.39%.

As of December 31, 2015, we had undrawn revolving credit facilities totaling $1.0 billion of which approximately $92.2 million was committed for outstanding letters of credit. The remaining amount is unencumbered. In addition, HCP has an outstanding letter of credit of approximately $1.3 million which is secured by a certificate of deposit.

We believe that we will have sufficient liquidity and will generate significant operating cash flows to fund our scheduled debt service and other obligations and working capital needs for the foreseeable future, including the next 12 months, under the terms of our debt agreements. Our primary sources of liquidity are cash from operations and cash from borrowings.

One mean of assessing exposure to debt-related interest rate changes is a duration-based analysis that measures the potential loss in net income resulting from a hypothetical increase in interest rates of 100 basis points across all variable rate maturities (referred to as a parallel shift in the yield curve). Under this model, with all else constant, it is estimated that such an increase would have reduced net income by approximately $6.3 million, $5.7 million, and $4.0 million, net of tax, for the years ended December 31, 2015, 2014, and 2013, respectively.

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

The other information required to be disclosed by this item will appear in, and is incorporated by reference from, the sections entitled “Proposal No. 1. Election of Directors”, “Corporate Governance”, and “Security Ownership of Certain Beneficial Owners and Management” included in our definitive proxy statement relating to our 2016 annual stockholder meeting.

Item 11.	Executive Compensation.

The information required by this item will appear in, and is incorporated by reference from, the sections entitled “Executive Compensation” and “Compensation Committee Interlocks and Insider Participations” included in our definitive proxy statement relating to our 2016 annual stockholder meeting. The information required by Item 407(e)(5) of Regulation S-K will appear in and is incorporated by reference from the section entitled “Compensation Committee Report” included in our definitive proxy statement relating to our 2016 annual stockholder meeting; however, this information shall not be deemed to be filed.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides information about our common stock that may be issued upon the exercise of stock-settled stock appreciation rights, restricted stock units and other rights under all of our existing equity compensation plans as of December 31, 2015, which consist of our 2011 Incentive Award Plan and our Employee Stock Purchase Plan. The material terms of these plans are described in Note 19 to the Consolidated Financial Statements.

Number of shares
remaining available for
	Number of shares to be	Weighted average	future issuance	Total of shares
	issued upon exercise of	exercise price of	under equity compensation	reflected in
	outstanding options,	outstanding options,	plans (excluding securities	columns
Plan category	warrants and rights	warrants and rights	reflected in column (a))	(a) and (c)
	(a)	(b)	(c)	(d)
Equity compensation plans approved by shareholders	9,298,621	$54.19	32,906,935	42,205,556
Equity compensation plans not requiring shareholder approval	—	—	—	—
Total	9,298,621	$54.19	32,906,935	42,205,556

Other information required to be disclosed by Item 12 will appear in, and is incorporated by reference from, the section entitled “Security Ownership of Certain Beneficial Owners and Management” included in our definitive proxy statement relating to our 2016 annual stockholder meeting.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

The information required by this item will appear in, and is incorporated by reference from, the section entitled “Certain Relationships and Related Transactions” and the section entitled “Corporate Governance” included in our definitive proxy statement relating to our 2016 annual stockholder meeting.

Item 14.	Principal Accounting Fees and Services.

The information required by this item will appear in, and is incorporated by reference from, the section entitled “Ratification of Appointment of Independent Registered Public Accounting Firm” included in our definitive proxy statement relating to our 2016 annual stockholder meeting.

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

3.1	Amended and Restated Certificate of Incorporation of Total Renal Care Holdings, Inc. (TRCH), dated December 4, 1995.(1)

3.2	Certificate of Amendment of Certificate of Incorporation of TRCH, dated February 26, 1998.(2)

3.3	Certificate of Amendment of Certificate of Incorporation of DaVita Inc. (formerly Total Renal Care Holdings, Inc.), dated October 5, 2000.(3)

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of DaVita Inc., as amended dated May 30, 2007.(16)

3.5	Certificate of Ownership and Merger Merging DaVita Name Change, Inc. with and into DaVita Inc., as filed with Secretary of State of the State of Delaware on November 1, 2012.(40)

3.6	Amended and Restated Bylaws for DaVita Inc. dated as of March 10, 2011.(17)

4.1	Indenture, dated August 28, 2012, by and among DaVita Inc., the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee.(38)

4.2	Form of 5.750% Senior Notes due 2022 and related Guarantee (included in Exhibit 4.1).(38)

4.3	Indenture, dated June 13, 2014, by and among DaVita HealthCare Partners Inc., the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee. (44)

4.4	Form of 5.125% Senior Notes due 2024 and related Guarantee (included in Exhibit 4.3). (44)

4.5

Second Supplemental Indenture for the 5.750% Senior Notes due 2022, dated June 13, 2014, by and among DaVita HealthCare Partners Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee. (45)

4.6

Indenture for the 5.000% Senior Notes due 2025, dated April 17, 2015, by and among DaVita HealthCare Partners Inc., the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee. (28)

4.7	Form of 5.000% Senior Notes due 2025 and related Guarantee (included in Exhibit 4.6). (28)

10.1	Employment Agreement, dated as of October 19, 2009, by and between DaVita Inc. and Kim M. Rivera.(29)*

10.2	Employment Agreement, dated as of October 31, 2005, effective October 24, 2005, by and between DaVita Inc. and Dennis Kogod.(8)*

10.3	Amendment to Mr. Kogod’s Employment Agreement, effective December 12, 2008.(23)*

10.4	Second Amendment to Mr. Kogod’s Employment Agreement, effective December 31, 2012.(23)*

10.5	Employment Agreement, effective September 22, 2005, by and between DaVita Inc. and James Hilger.(10)*

10.6	Amendment to Mr. Hilger’s Employment Agreement, effective December 12, 2008.(23)*

10.7	Second Amendment to Mr. Hilger’s Employment Agreement, effective December 27, 2012.(42)*

10.8	Employment Agreement, effective July 25, 2008, between DaVita Inc. and Kent J. Thiry.(20)*

10.9	Employment Agreement, effective August 1, 2008, between DaVita Inc. and Allen Nissenson.(21)*

10.10	Employment Agreement, effective March 3, 2008, between DaVita Inc. and David Shapiro.(23)*

10.11	Amendment to Mr. Shapiro’s Employment Agreement, effective December 4, 2008.(23)*

10.12	Employment Agreement, effective March 17, 2010, by and between DaVita Inc. and Javier Rodriguez.(25)*

10.13	Memorandum Relating to Bonus Structure for Kent J. Thiry.(26)*

10.14	Memorandum Relating to Bonus Structure for Dennis L. Kogod.(26)*

10.15	Form of Indemnity Agreement.(15)*

10.16	Form of Indemnity Agreement.(9)*

10.17	Executive Incentive Plan (as Amended and Restated effective January 1, 2009).(24)*

10.18	Executive Retirement Plan.(23)*

10.19	DaVita Voluntary Deferral Plan.(7)*

10.20	Deferred Bonus Plan (Prosperity Plan).(22)*

10.21	Amendment No. 1 to Deferred Bonus Plan (Prosperity Plan).(23)*

10.22	Amended and Restated Employee Stock Purchase Plan.(18)*

10.23	Amended and Restated DaVita Healthcare Partners Inc. Severance Plan.(42)*

10.24	Change in Control Bonus Program.(23)*

10.25	Non-Management Director Compensation Philosophy and Plan.(19)*

10.26	Amended and Restated 2002 Equity Compensation Plan.(6)*

10.27	Amended and Restated 2002 Equity Compensation Plan.(14)*

10.28	Amended and Restated 2002 Equity Compensation Plan.(18)*

10.29	Amended and Restated 2002 Equity Compensation Plan.(23)*

10.30	DaVita Inc. 2002 Equity Compensation Plan.(27)*

10.31	Form of Non-Qualified Stock Option Agreement—Employee (DaVita Inc. 1999 Non-Executive Officer and Non-Director Equity Compensation Plan.(13)*

10.32	Form of Non-Qualified Stock Option Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(4)*

10.33	Form of Non-Qualified Stock Option Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(11)*

10.34	Form of Non-Qualified Stock Option Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(13)*

10.35	Form of Restricted Stock Units Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(4)*

10.36	Form of Restricted Stock Units Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(11)*

10.37	Form of Restricted Stock Units Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(13)*

10.38	Form of Restricted Stock Units Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(23)*

10.39	Form of Stock Appreciation Rights Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(11)*

10.40	Form of Stock Appreciation Rights Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(13)*

10.41	Form of Stock Appreciation Rights Agreement—Board (DaVita Inc. 2002 Equity Compensation Plan).(21)*

10.42	Form of Stock Appreciation Rights Agreement—Board members (DaVita Inc. 2011 Incentive Award Plan).(32)*

10.43	Form of Restricted Stock Units Agreement—Board (DaVita Inc. 2002 Equity Compensation Plan).(21)*

10.44	Form of Restricted Stock Units Agreement—Board members (DaVita Inc. 2011 Incentive Award Plan).(32)*

10.45	Form of Non-Qualified Stock Option Agreement—Board (DaVita Inc. 2002 Equity Compensation Plan).(21)*

10.46	Form of Stock Appreciation Rights Agreement—Executives (DaVita Inc. 2011 Incentive Award Plan).(32)*

10.47	Form of Restricted Stock Units Agreement—Executives (DaVita Inc. 2011 Incentive Award Plan).(32)*

10.48	Form of Restricted Stock Units Agreement (DaVita Inc. 2011 Incentive Award Plan). (42)*

10.49	Form of Stock Appreciation Rights Agreement (DaVita Inc. 2011 Incentive Award Plan). (42)*

10.50	Form of Long-Term Incentive Program Award Agreement (For 162(m) designated teammates) (DaVita Inc. 2011 Incentive Award Plan).(42)*

10.51	Form of Long-Term Incentive Program Award Agreement (DaVita Inc. 2011 Incentive Award Plan). (42)*

10.52

Credit Agreement, dated as of June 24, 2014, by and among DaVita Healthcare Partners Inc., the guarantors the guarantors party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, Barclays Bank PLC, and Wells Fargo Bank, National Association as Co-Syndication Agents, Bank of America, N.A., Credit Suisse AG, Goldman Sachs Bank USA, JPMorgan Chase Bank, N.A., Morgan Stanley Senior Funding, Inc., and SunTrust Bank, as Co-Documentation Agents, Barclays Bank PLC, Wells Fargo Securities, LLC, Credit Suisse Securities (USA) LLC, Goldman Sachs Bank USA, J.P. Morgan Securities, LLC, Bank of America, N.A., Morgan Stanley Senior Funding, Inc., and SunTrust Robinson Humphrey, Inc. as Joint Lead Arrangers and Joint Bookrunners, The Bank of Nova Scotia, Credit Agricole Securities (USA) Inc., The Bank of Tokyo-Mitsubishi UFJ, Ltd., and Sumitomo Mitsui Banking Corporation, as Senior Managing Agents, HSBC Securities (USA) Inc., Fifth Third Bank, and Compass Bank as Managing Agents. (45)

10.53	Perfection Certificate executed as of October 20, 2010 and delivered in connection with the closing of the Credit Agreement filed as Exhibit 10.68.(34)**

10.54	Dialysis Organization Agreement between DaVita Inc. and Amgen USA Inc. dated December 20, 2007.(22)**

10.55	Dialysis Organization Agreement between DaVita Inc. and Amgen USA Inc. dated December 17, 2010.(30)**

10.56	Amended and Restated DaVita HealthCare Partners Inc. 2011 Incentive Award Plan.(45)*

10.57	Amendment No. 2 to Dialysis Organization Agreement between DaVita Inc. and Amgen USA Inc. effective as of July 1, 2011.(33)**

10.58	Sourcing and Supply Agreement between DaVita Inc. and Amgen USA Inc. effective as of January 1, 2012.(35)**

10.59	Amendment No. 1 to Sourcing and Supply Agreement between DaVita HealthCare Partners Inc. and Amgen USA Inc. effective as of January 1, 2013. (42)**

10.60	Voting Agreement, dated as of May 20, 2012, by and among DaVita Inc., HealthCare Partners Holdings, LLC, and HealthCare Partners Medical Group.(36)

10.61	Support Agreement, dated as of May 20, 2012, by and among DaVita Inc., HealthCare Partners Holdings, LLC, and Dr. Robert Margolis.(36)

10.62	Support Agreement, dated as of May 20, 2012, by and among DaVita Inc., HealthCare Partners Holdings, LLC, and Dr. William Chin.(36)

10.63	Support Agreement, dated as of May 20, 2012, by and among DaVita Inc., HealthCare Partners Holdings, LLC, and Matthew Mazdyasni.(36)

10.64	Support Agreement, dated as of May 20, 2012, by and among DaVita Inc., HealthCare Partners Holdings, LLC, and Dr. Thomas Paulsen.(36)

10.65

Form of Non-Competition and Non-Solicitation Agreement, dated as of May 20, 2012, between DaVita Inc. and Dr. Robert Margolis, Dr. William Chin, Dr. Thomas Paulsen, Mr. Zan Calhoun, and Ms. Lori Glisson.(36)

10.66	Form of Non-Competition and Non-Solicitation Agreement, dated as of May 20, 2012, between DaVita Inc. and Mr. Matthew Mazdyasni, Dr. Sherif Abdou, and Dr. Amir Bacchus.(36)

10.67

Escrow Agreement, dated as of August 28, 2012, by and among DaVita Inc., The Bank of New York Mellon Trust Company, N.A., as trustee, The Bank of New York Mellon Trust Company, N.A., as escrow agent and The Bank of New York Mellon Trust Company, N.A., as bank and securities intermediary.(38)

10.68	Employment Agreement, dated as of May 20, 2012, effective as of the November 1, 2012, by and among Dr. Robert Margolis, DaVita Inc. and HealthCare Partners Holdings, LLC.(39)*

10.69	Amendment to Dr. Margolis’ Employment Agreement, effective December 31, 2012. (42)*

10.70	Employment Agreement, effective July 5, 2013, between DaVita HealthCare Partners Inc. and Garry E. Menzel.(41)*

10.71

Form of 2014 Long Term Incentive Program Cash Performance Award Agreement under the DaVita HealthCare Partners Inc. 2011 Incentive Award Plan and Long-Term Incentive Program (for 162(m) designated teammates). (46) * **

10.72	Form of 2014 Long Term Incentive Program Cash Performance Award Agreement under the DaVita HealthCare Partners Inc. 2011 Incentive Award Plan and Long-Term Incentive Program. (46)* **

10.73

Form of 2014 Long Term Incentive Program Performance Stock Units Agreement under the DaVita HealthCare Partners Inc. 2011 Incentive Award Plan and Long-Term Incentive Program (for 162(m) designated teammates). (46) * **

10.74	Form of 2014 Long Term Incentive Program Restricted Stock Units Agreement under the DaVita HealthCare Partners Inc. 2011 Incentive Award Plan and Long-Term Incentive Program. (46)*

10.75	Form of 2014 Long Term Incentive Program Stock Appreciation Rights Agreement under the DaVita HealthCare Partners Inc. 2011 Incentive Award Plan and Long-Term Incentive Program. (46)*

10.76	Corporate Integrity Agreement, dated as of October 22, 2014, by and among the Office of Inspector General of The Department of Health and Human Services and DaVita HealthCare Partners, Inc. (47)

12.1	Computation of Ratio of Earnings to Fixed Charges.✓

14.1	DaVita Inc. Corporate Governance Code of Ethics.(5)

21.1	List of our subsidiaries.✓

23.1	Consent of KPMG LLP, independent registered public accounting firm.✓

24.1	Powers of Attorney with respect to DaVita. (Included on Page II-1).

31.1	Certification of the Chief Executive Officer, dated February 26, 2016, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.✓

31.2	Certification of the Chief Financial Officer, dated February 26, 2016, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.✓

32.1	Certification of the Chief Executive Officer, dated February 26, 2016, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.✓

32.2	Certification of the Chief Financial Officer, dated February 26, 2016, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.✓

101.INS	XBRL Instance Document.✓

101.SCH	XBRL Taxonomy Extension Schema Document.✓

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.✓

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.✓

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.✓

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.✓

✓	Included in this filing.
*	Management contract or executive compensation plan or arrangement.
**	Portions of this exhibit are subject to a request for confidential treatment and have been redacted and filed separately with the SEC.
(1)	Filed on March 18, 1996 as an exhibit to the Company’s Transitional Report on Form 10-K for the transition period from June 1, 1995 to December 31, 1995.
(2)	Filed on March 31, 1998 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.
(3)	Filed on March 20, 2001 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.
(4)	Filed on November 8, 2004 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.
(5)	Filed on February 27, 2004 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
(6)	Filed on May 4, 2005 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.
(7)	Filed on November 8, 2005 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.
(8)	Filed on November 4, 2005 as an exhibit to the Company’s Current Report on Form 8-K.
(9)	Filed on March 3, 2005 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
(10)	Filed on August 7, 2006 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2006.
(11)	Filed on July 6, 2006 as an exhibit to the Company’s Current Report on Form 8-K.
(12)	Filed on November 3, 2006 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
(13)	Filed on October 18, 2006 as an exhibit to the Company’s Current Report on Form 8-K.
(14)	Filed on July 31, 2006 as an exhibit to the Company’s Current Report on Form 8-K.
(15)	Filed on December 20, 2006 as an exhibit to the Company’s Current Report on Form 8-K.
(16)	Filed on August 6, 2007 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.
(17)	Filed on March 17, 2011 as an exhibit to the Company’s Current Report on Form 8-K/A.
(18)	Filed on June 4, 2007 as an exhibit to the Company’s Current Report on Form 8-K.
(19)	Filed on May 8, 2008 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.
(20)	Filed on July 31, 2008 as an exhibit to the Company’s Current Report on Form 8-K.
(21)	Filed on November 6, 2008 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.
(22)	Filed on February 29, 2008 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
(23)	Filed on February 27, 2009 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008
(24)	Filed on June 18, 2009 as an exhibit to the Company’s Current Report on Form 8-K.
(25)	Filed on April 14, 2010 as an exhibit to the Company’s Current Report on Form 8-K.
(26)	Filed on May 3, 2010 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.
(27)	Filed on April 28, 2010 as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A.
(28)	Filed on April 17, 2015 as an exhibit to the Company’s Current Report on Form 8-K.
(29)	Filed on February 25, 2010 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
(30)	Filed on December 29, 2011 as an exhibit to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2010.
(31)	Filed on April 28, 2014 as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A.
(32)	Filed on August 4, 2011 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

(33)	Filed on December 29, 2011 as an exhibit to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2011.
(34)	Filed on January 17, 2012 as an exhibit to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2011.
(35)	Filed on February 24, 2012 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.
(36)	Filed on May 21, 2012 as an exhibit to the Company’s Current Report on Form 8-K.
(37)	Filed on July 9, 2012 as an exhibit to the Company’s Current Report on Form 8-K.
(38)	Filed on August 28, 2012 as an exhibit to the Company’s Current Report on Form 8-K.
(39)	Filed on September 18, 2012 as an exhibit to Amendment No. 2 to the Company’s Registration Statement on Form S-4.
(40)	Filed on November 1, 2012 as an exhibit to the Company’s Current Report on Form 8-K.
(41)	Filed on August 7, 2013 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.
(42)	Filed on February 28, 2013 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
(43)	Filed on February 21, 2014 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
(44)	Filed on June 16, 2014 as an exhibit to the Company’s Current Report on Form 8-K.
(45)	Filed on August 1, 2014 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.
(46)	Filed on November 6, 2014 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.
(47)	Filed on October 23, 2014 as an exhibit to the Company’s Current Report on Form 8-K.

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

Based upon our evaluation under the COSO framework, we have concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015.

The Company’s independent registered public accounting firm, KPMG LLP, has issued an attestation report on the Company’s internal control over financial reporting, which report is included in this Annual Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

DaVita HealthCare Partners Inc.:

We have audited the accompanying consolidated balance sheets of DaVita HealthCare Partners Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three‑year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DaVita HealthCare Partners Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for the presentation of debt issuance costs due to the adoption of ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, and has changed its method of accounting for the presentation of deferred tax liabilities and deferred tax assets due to the adoption of ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), DaVita HealthCare Partners Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Seattle, Washington

February 26, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

DaVita HealthCare Partners Inc.:

We have audited DaVita HealthCare Partners Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). DaVita HealthCare Partners, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, DaVita HealthCare Partners Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of DaVita HealthCare Partners Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three‑year period ended December 31, 2015, and our report dated February 26, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Seattle, Washington

February 26, 2016

DAVITA HEALTHCARE PARTNERS INC.

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data)

	Year ended December 31,
	2015	2014	2013
Patient service revenues	$9,480,279	$8,868,338	$8,307,195
Less: Provision for uncollectible accounts	(427,860)	(366,884)	(293,546)
Net patient service revenues	9,052,419	8,501,454	8,013,649
Capitated revenues	3,509,095	3,261,288	2,987,315
Other revenues	1,220,323	1,032,364	763,086
Total net revenues	13,781,837	12,795,106	11,764,050
Operating expenses and charges:
Patient care costs and other costs	9,824,834	9,119,305	8,198,377
General and administrative	1,452,135	1,261,506	1,176,485
Depreciation and amortization	638,024	590,935	528,737
Provision for uncollectible accounts	9,240	14,453	4,852
Equity investment income	(18,325)	(23,234)	(34,558)
Goodwill and other intangible asset impairment charges	210,234	—	—
Settlement charge and loss contingency accrual	495,000	17,000	397,000
Contingent earn-out obligation adjustment	—	—	(56,977)
Total operating expenses and charges	12,611,142	10,979,965	10,213,916
Operating income	1,170,695	1,815,141	1,550,134
Debt expense	(408,380)	(410,294)	(429,943)
Debt redemption and refinancing charges	(48,072)	(97,548)	—
Other income, net	8,893	2,374	4,787
Income from continuing operations before income taxes	723,136	1,309,673	1,124,978
Income tax expense	295,726	446,343	381,013
Income from continuing operations	427,410	863,330	743,965
Discontinued operations:
Loss from operations of discontinued operations, net of tax	—	—	(139)
Gain on disposal of discontinued operations, net of tax	—	—	13,375
Net income	427,410	863,330	757,201
Less: Net income attributable to noncontrolling interests	(157,678)	(140,216)	(123,755)
Net income attributable to DaVita HealthCare Partners Inc.	$269,732	$723,114	$633,446
Earnings per share:
Basic income from continuing operations per share attributable to DaVita HealthCare Partners Inc.	$1.27	$3.41	$2.95
Basic net income per share attributable to DaVita HealthCare Partners Inc.	$1.27	$3.41	$3.02
Diluted income from continuing operations per share attributable to DaVita HealthCare Partners Inc.	$1.25	$3.33	$2.89
Diluted net income per share attributable to DaVita HealthCare Partners Inc.	$1.25	$3.33	$2.95
Weighted average shares for earnings per share:
Basic	211,867,714	212,301,827	209,939,364
Diluted	216,251,807	216,927,681	214,763,887
Amounts attributable to DaVita HealthCare Partners Inc.:
Income from continuing operations	$269,732	$723,114	$620,197
Discontinued operations	—	—	13,249
Net income	$269,732	$723,114	$633,446

See notes to consolidated financial statements.

DAVITA HEALTHCARE PARTNERS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

	Year ended December 31,
	2015	2014	2013
Net income	$427,410	$863,330	$757,201
Other comprehensive income (losses), net of tax:
Unrealized (losses) gain on interest rate swap and cap agreements:
Unrealized (losses) gain on interest rate swap and cap agreements	(12,241)	(10,059)	169
Reclassifications of net swap and cap agreements realized losses into net income	3,111	10,608	12,889
Unrealized (losses) gains on investments:
Unrealized (losses) gains on investments	(1,413)	238	2,300
Reclassification of net investment realized losses into net income	(377)	(207)	(490)
Foreign currency translation adjustments	(23,889)	(22,952)	(2,216)
Other comprehensive (loss) income	(34,809)	(22,372)	12,652
Total comprehensive income	392,601	840,958	769,853
Less: Comprehensive income attributable to noncontrolling interests	(157,678)	(140,216)	(123,755)
Comprehensive income attributable to DaVita HealthCare Partners Inc.	$234,923	$700,742	$646,098

See notes to consolidated financial statements.

DAVITA HEALTHCARE PARTNERS INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	December 31, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$1,499,116	$965,241
Short-term investments	408,084	337,399
Accounts receivable, less allowance of $264,144 and $242,674	1,724,228	1,525,849
Inventories	185,575	136,084
Other receivables	435,885	400,916
Other current assets	190,322	186,842
Income tax receivable	60,070	83,839
Total current assets	4,503,280	3,636,170
Property and equipment, net	2,788,740	2,469,099
Intangible assets, net	1,687,326	1,864,842
Equity investments	73,368	65,637
Long-term investments	94,122	89,389
Other long-term assets	73,560	77,000
Goodwill	9,294,479	9,415,295
	$18,514,875	$17,617,432
LIABILITIES AND EQUITY
Accounts payable	$513,950	$445,453
Other liabilities	682,123	510,223
Accrued compensation and benefits	741,926	698,475
Medical payables	332,102	314,346
Current portion of long-term debt	129,037	120,154
Total current liabilities	2,399,138	2,088,651
Long-term debt	9,001,308	8,298,624
Other long-term liabilities	439,229	389,806
Deferred income taxes	726,962	650,075
Total liabilities	12,566,637	11,427,156
Commitments and contingencies
Noncontrolling interests subject to put provisions	864,066	829,965
Equity:
Preferred stock ($0.001 par value, 5,000,000 shares authorized; none issued)
Common stock ($0.001 par value, 450,000,000 shares authorized; 217,120,346 and 215,640,968 shares issued and 209,754,247 and 215,640,968 shares outstanding, respectively)	217	216
Additional paid-in capital	1,118,326	1,108,211
Retained earnings	4,356,835	4,087,103
Treasury stock (7,366,099 shares)	(544,772)	—
Accumulated other comprehensive loss	(59,826)	(25,017)
Total DaVita HealthCare Partners Inc. shareholders' equity	4,870,780	5,170,513
Noncontrolling interests not subject to put provisions	213,392	189,798
Total equity	5,084,172	5,360,311
	$18,514,875	$17,617,432

See notes to consolidated financial statements.

DAVITA HEALTHCARE PARTNERS INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(dollars in thousands)

	Year ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$427,410	$863,330	$757,201
Adjustments to reconcile net income to cash provided by operating activities:
Settlement charge and loss contingency accrual	495,000	17,000	397,000
Depreciation and amortization	638,024	590,935	528,119
Goodwill and other intangible asset impairment charges	210,234	—	—
Debt redemption and refinancing charges	48,072	97,548	—
Stock-based compensation expense	56,664	56,743	59,998
Tax benefits from stock award exercises	45,749	59,119	46,898
Excess tax benefits from stock award exercises	(28,157)	(45,271)	(36,197)
Deferred income taxes	61,744	210,955	(25,380)
Equity investment income, net	9,293	10,125	2,872
Other non-cash charges	44,691	39,274	(31,351)
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivable	(202,867)	(40,676)	(59,640)
Inventories	(48,313)	(46,398)	(8,971)
Other receivables and other current assets	32,761	(61,674)	(108,434)
Other long-term assets	3,723	2,916	17,731
Accounts payable	30,998	(2,956)	16,666
Accrued compensation and benefits	54,950	97,261	38,368
Other current liabilities	113,470	83,590	78,817
Settlement payments	(493,775)	(410,356)	—
Income taxes	24,175	(60,475)	33,499
Other long-term liabilities	33,354	(1,583)	66,145
Net cash provided by operating activities	1,557,200	1,459,407	1,773,341
Cash flows from investing activities:
Additions of property and equipment	(707,998)	(641,330)	(617,597)
Acquisitions	(96,469)	(272,094)	(310,394)
Proceeds from asset and business sales	19,715	8,791	62,258
Purchase of investments available-for-sale	(8,783)	(8,440)	(12,445)
Purchase of investments held-to-maturity	(1,709,883)	(472,628)	(1,039)
Proceeds from sale of investments available-for-sale	2,058	2,475	4,158
Proceeds from investments held-to-maturity	1,637,358	141,072	1,376
Purchase of intangible assets	—	(1,018)	(2,391)
Purchase of equity investments	(17,911)	(35,382)	(1,305)
Distributions received on equity investments	129	825	497
Net cash used in investing activities	(881,784)	(1,277,729)	(876,882)
Cash flows from financing activities:
Borrowings	54,541,988	60,038,508	66,286,097
Payments on long-term debt and other financing costs	(53,922,290)	(60,046,487)	(66,723,385)
Deferred financing and debt redemption and refinancing costs	(76,672)	(122,988)	(719)
Purchase of treasury stock	(549,935)	—	—
Distributions to noncontrolling interests	(174,635)	(149,339)	(139,326)
Stock award exercises and other share issuances, net	26,155	19,500	16,423
Excess tax benefits from stock award exercises	28,157	45,271	36,197
Contributions from noncontrolling interests	54,644	64,655	36,996
Proceeds from sales of additional noncontrolling interests	—	3,777	8,295
Purchases of noncontrolling interests	(66,382)	(17,876)	(3,569)
Net cash used in financing activities	(138,970)	(164,979)	(482,991)
Effect of exchange rate changes on cash and cash equivalents	(2,571)	2,293	(967)
Net increase in cash and cash equivalents	533,875	18,992	412,501
Cash and cash equivalents at beginning of the year	965,241	946,249	533,748
Cash and cash equivalents at end of the year	$1,499,116	$965,241	$946,249

See notes to consolidated financial statements.

DAVITA HEALTHCARE PARTNERS INC.

CONSOLIDATED STATEMENTS OF EQUITY

(dollars and shares in thousands)

		DaVita HealthCare Partners Inc. Shareholders' Equity								Non-
	Non-	Common stock				Treasury stock				controlling
	controlling interests subject to put provisions	Shares	Amount	Additional paid-in capital	Retained earnings	Shares	Amount	Accumulated other comprehensive income (loss)	Total	interests not subject to put provisions
Balance at December 31, 2012	$580,692	269,725	$270	$1,208,665	$3,731,835	(58,728)	$(1,162,336)	$(15,297)	$3,763,137	$153,788
Comprehensive income:
Net income	78,215				633,446				633,446	45,540
Other comprehensive income								12,652	12,652
Stock purchase shares issued		238		12,817					12,817
Stock unit shares issued		7		(3,286)		164	3,247		(39)
Stock-settled SAR shares issued		313		(29,025)		1,444	28,561		(464)
Stock-based compensation expense				59,998					59,998
Excess tax benefits from stock awards exercised				36,197					36,197
Distributions to noncontrolling interests	(80,353)									(58,973)
Contributions from noncontrolling interests	22,053									14,943
Sales and assumptions of additional noncontrolling interests	23,642			(1,442)					(1,442)	10,770
Purchases from noncontrolling interests	(512)			(3,119)					(3,119)	(147)
Expiration of put option and other reclassification	(7,141)									7,141
Changes in fair value of noncontrolling interests	80,704			(80,704)					(80,704)
Treasury stock retirement		(57,120)	(57)	(129,179)	(1,001,292)	57,120	1,130,528		—
Balance at December 31, 2013	$697,300	213,163	$213	$1,070,922	$3,363,989	$—	$—	$(2,645)	$4,432,479	$173,062
Comprehensive income:
Net income	88,425				723,114				723,114	51,791
Other comprehensive loss								(22,372)	(22,372)
Stock purchase shares issued		298	—	19,010					19,010
Stock unit shares issued		304	1	(28)					(27)
Stock-settled SAR shares issued		1,876	2	(2)					—
Stock-settled stock-based compensation expense				54,969					54,969
Excess tax benefits from stock awards exercised				45,271					45,271
Distributions to noncontrolling interests	(93,884)									(55,455)
Contributions from noncontrolling interests	41,876									22,779
Sales and assumptions of additional noncontrolling interests	25,220			355					355	4,165
Purchases from noncontrolling interests	(6,111)			(5,357)					(5,357)	(6,544)
Other reclassification				210					210
Changes in fair value of noncontrolling interests	77,139			(77,139)					(77,139)
Balance at December 31, 2014	$829,965	215,641	$216	$1,108,211	$4,087,103	$—	$—	$(25,017)	$5,170,513	$189,798

DAVITA HEALTHCARE PARTNERS INC.

CONSOLIDATED STATEMENTS OF EQUITY—(continued)

(dollars and shares in thousands)

		DaVita HealthCare Partners Inc. Shareholders' Equity								Non-
	Non-	Common stock				Treasury stock				controlling
	controlling interests subject to put provisions	Shares	Amount	Additional paid-in capital	Retained earnings	Shares	Amount	Accumulated other comprehensive income (loss)	Total	interests not subject to put provisions
Comprehensive income:
Net income	96,510				269,732				269,732	61,168
Other comprehensive loss								(34,809)	(34,809)
Stock purchase shares issued		—	—	(6,079)		414	30,608		24,529
Stock unit shares issued		348	—	—					—
Stock-settled SAR shares issued		1,131	1	(1)					—
Stock-settled stock-based compensation expense				56,899					56,899
Excess tax benefits from stock awards exercised				28,157					28,157
Distributions to noncontrolling interests	(103,355)									(71,280)
Contributions from noncontrolling interests	25,795									28,849
Sales and assumptions of additional noncontrolling interests	10,654									6,875
Purchases from noncontrolling interests	(8,538)			(55,826)					(55,826)	(2,018)
Changes in fair value of noncontrolling interests	13,035			(13,035)					(13,035)
Purchase of treasury stock						(7,780)	(575,380)		(575,380)
Balance at December 31, 2015	$864,066	217,120	$217	$1,118,326	$4,356,835	(7,366)	$(544,772)	$(59,826)	$4,870,780	$213,392

See notes to consolidated financial statements.

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

1.	Organization and summary of significant accounting policies

Organization

DaVita HealthCare Partners Inc. operates two major divisions, Kidney Care and HealthCare Partners (HCP). Kidney Care is comprised of the Company’s U.S. dialysis and related lab services, its ancillary services and strategic initiatives, including its international operations, and its corporate administrative support. The Company’s largest line of business is its U.S. dialysis and related lab services business, which operates kidney dialysis centers in the U.S. for patients suffering from chronic kidney disease also known as end stage renal disease (ESRD). As of December 31, 2015, the Company operated or provided administrative services through a network of 2,251 U.S. outpatient dialysis centers in 46 states and the District of Columbia, serving approximately 180,000 patients. The Company’s HCP division is a patient- and physician-focused integrated healthcare delivery and management company that provides medical services to members primarily through capitation contracts with some of the nation’s leading health plans.

In addition, as of December 31, 2015, the Company operated or provided administrative services to 118 outpatient dialysis centers serving approximately 10,000 patients located in ten countries outside of the U.S.

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

The Company has evaluated subsequent events through the date these consolidated financial statements were issued and has included all necessary adjustments and disclosures.

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

Capitated revenue

HCP capitated revenue

The Company’s associated medical groups are licensed to contract with health maintenance organizations (HMOs), to provide physician services in California under capitation contracts, and to provide both hospital and physician services under global risk capitation contracts in Florida, Nevada and Arizona. HCP’s revenues consist primarily of fees for medical services provided by these medical group entities’ payments from capitated contracts with various HMOs and revenues under risk-sharing programs. Capitation revenue under HMO contracts is prepaid monthly based on the number of enrollees electing physicians affiliated with one of the medical group entities as their healthcare provider, regardless of the level of actual medical services utilized. Capitation revenue is reported as revenue in the month in which enrollees are entitled to receive healthcare. A portion of the capitation revenue pertaining to Medicare enrollees is subject to possible retroactive premium risk adjustments based on their individual acuity. Due to lack of sufficient data to project the amount of such retroactive adjustments, the Company records any corresponding retroactive revenues in the year of receipt.

Depending on the applicable state regulation regarding global risk capitation, revenues may be received by the Company or by an independent hospital with which the Company contracts under various managed care-related administrative services agreements. In the Florida, Nevada and Arizona service markets, the global capitation revenue is recorded by the Company with the corresponding cost of medical care reported by the Company as patient care costs. In California, the Company receives professional capitation and either the health plan retains the capitated revenues in a shared risk pool or the independent hospitals receive the institutional capitation revenues. The revenues are used to pay medical claims for the related enrollees. The Company is entitled to any residual amounts and bears the risk of any deficits. In all cases, an estimate is made for the cost of medical services that have been incurred and where no medical claim has been received (IBNR). HCP recently obtained a restricted Knox-Keene license in California, which now

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

permits HCP to enter into contracts with health plans allowing it to recognize revenue effective in 2014 under global capitation arrangements for both professional and institutional services.

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

Other capitated revenues

One of the Company’s subsidiaries operates a Medicare Advantage ESRD Special Needs Plan in partnership with a payor that works with CMS to provide ESRD patients full service healthcare. The Company is at risk for all medical costs of the program in excess of the capitation payments.

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

Funds on deposit with a third party

The Company has established a risk sharing arrangement with a California hospital, wherein the Company shares in any surplus or deficit. One of the terms of this agreement is the establishment of a segregated investment fund to ensure adequate cash to pay IBNR. The Company and the hospital monitor the reserve balance to maintain the adequacy of funds on deposit. The Company has $82,679 in such funds as of December 31, 2015, in other current assets on the consolidated balance sheet.

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

Amortizable intangibles

Amortizable intangible assets and liabilities include customer relationships, trade names, provider networks, supply agreements, practice management tools, non-competition and similar agreements, lease agreements and hospital acute services contracts, each of which have finite useful lives. Amortization expense is computed using the straight-line method over the useful lives of the assets estimated as follows: customer relationships, ten to twenty years; trade names, provider networks and practice management tools, two to fifteen years; non-competition and similar agreements, two to ten years; and lease agreements and hospital acute service contracts, over the term of the lease or contract period, respectively.

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

Impairment of long-lived assets

Long-lived assets, including property and equipment, equity investments in non-consolidated businesses, and amortizable intangible assets are reviewed for possible impairment whenever significant events or changes in circumstances indicate that an impairment may have occurred, including changes in the Company’s business strategy and plans, changes in the quality or structure of its relationships with its partners or deteriorating operating performance of individual outpatient dialysis centers or other operations. An impairment is indicated when the sum of the expected future undiscounted net cash flows identifiable to an asset group is less than its carrying amount. Impairment losses are measured based upon the difference between the actual or estimated fair values, which are based on market values, net realizable values or projections of discounted net cash flows, as appropriate, and the carrying amount of the asset. Impairment charges are included in operating expenses. Indefinite-lived intangible assets are reviewed for possible impairment at least annually or whenever significant events or changes in circumstances indicate that an impairment may have occurred.

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

An estimate of amounts due to contracted physicians, hospitals, and other professional providers for members under global and professional risk arrangements is included in medical payables in the accompanying consolidated balance sheets. Medical payables include claims reported as of the balance sheet date and estimates of IBNR. Such estimates are developed using actuarial methods and are based on many variables, including the utilization of healthcare services, historical payment patterns, cost trends, product mix, seasonality, changes in membership, and other factors. The estimation methods and the resulting reserves are continually reviewed and updated. Many of the medical contracts are complex in nature and may be subject to differing interpretations regarding amounts due for the provision of various services. Such differing interpretations may not come to light until a substantial period of time has passed following the contract implementation. Any adjustments to reserves are reflected in current operations.

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

Interest rate swap and cap agreements

The Company has several interest rate swap agreements as a means of hedging its exposure to and volatility from LIBOR variable-based interest rate changes as part of its overall interest rate risk management strategy. These agreements are designated as cash flow hedges and are not held for trading or speculative purposes. The swap agreements have the economic effect of converting the majority of the LIBOR variable component of the Company’s interest rate to fixed rates on the Company’s Term Loan A outstanding balances. In addition, the Company has several interest rate cap agreements that have the economic effect of capping the Company’s maximum exposure to LIBOR variable interest rate changes on specific portions of the Company’s Term Loan B totaling $2,735,000. The Company also maintains several forward interest rate cap agreements with notional amounts totaling $7,000,000, of which $3,500,000 will be effective September 30, 2016 and the remainder of the cap agreements will be effective June 29, 2018. These cap agreements will have economic effect of capping the LIBOR variable component of the Company’s interest rate at a maximum of 3.50% on an equivalent of the Company’s debt. See Note 14 to the consolidated financial statements for further details.

Noncontrolling interests

Noncontrolling interests represent third-party minority equity ownership interests in consolidated entities which are majority-owned by the Company, as well as the equity ownership interests in entities that are not owned by the Company but which are consolidated for financial statement reporting purposes. As of December 31, 2015, third parties held noncontrolling ownership interests in 440 consolidated legal entities.

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

New accounting standards

The Company elected to early adopt Accounting Standards Update (ASU) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, retrospectively effective as of January 1, 2014. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU 2015-15, Interest – Imputation of Interest (Subtopic 835-30) – Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which clarifies that the treatment of debt issuance costs related to a line-of-credit may continue to be deferred in an asset position and subsequently amortized over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. Adoption of this standard did not have a material impact on the Company’s consolidated financial statements. The following table summarizes the retrospective adjustments made to conform prior period classifications to the new guidance:

	December 31, 2014
	As filed	Reclassification	As Adjusted
Intangible assets, net of accumulated amortization (included deferred financing costs)	$1,949,498	$(84,656)	$1,864,842

Long-term debt, net of current portion and deferred financing costs	$(8,383,280)	$84,656	$(8,298,624)

The Company elected to early adopt ASU No. 2015-17, Income Taxes (ASC 740): Balance Sheet Classification of Deferred Taxes, retrospectively effective as of January 1, 2014. The amendments in this ASU serve to simplify the presentation of deferred income taxes. The update requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. Adoption of this standard did not have a material impact on the Company’s consolidated financial statements. The following table summarizes the adjustments made to conform prior period classifications to the new guidance:

	December 31, 2014
	As filed	Reclassification	As Adjusted
Current deferred income tax assets	$240,626	$(240,626)	$—
Long-term deferred income tax liabilities	$(890,701)	$240,626	$(650,075)
Net deferred tax liability	$(650,075)	$—	$(650,075)

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments in this ASU revise the accounting related to lessee accounting. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases. The new lease guidance also simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. The amendments in this ASU are effective for the Company beginning on January 1, 2019 and should be applied through a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. The Company has not yet determined what the effects of adopting this ASU will be on its consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Statements – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this ASU revise the accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities at fair value. The amendments in this ASU are effective for the Company beginning on January 1, 2018 and should be applied through a cumulative-effect adjustment to the statement of financial position. Early adoption is permitted under certain circumstances. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The amendments in this ASU allow an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. This will be inclusive of the effect on earnings of changes in depreciation, amortization, or other income effects as a result of the change to provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this ASU became effective for the Company beginning on January 1, 2016, and are applied prospectively. Early adoption was permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. The amendments in this ASU apply to all inventory with the exception of inventory measured using last-in, first-out or the retail inventory method. This ASU simplifies the measurement of inventory. Under this new standard, inventory should be measured using the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The amendments in this ASU are effective for the Company beginning January 1, 2017 and should be applied prospectively. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which amends ASC 350-40, Intangibles-Goodwill and Other-Internal-Use Software. This ASU provides guidance to customers about whether a cloud computing arrangement includes a software license. If an arrangement includes a software license, the accounting for the license will be consistent with licenses of other intangible assets. If the arrangement does not include a license, the arrangement will be accounted for as a service contract. The amendments in this ASU are effective for the Company beginning January 1, 2016 and can be adopted prospectively or retrospectively. The Company is currently assessing the effects of adopting this ASU on its consolidated financial statements, however the adoption is not expected to have a material impact.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The amendments in the ASU clarify consolidation of VIEs regarding which reporting entity consolidates the legal entity. The amendments in the ASU became effective for the Company beginning January 1, 2016. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard as issued was to be effective for the Company on January 1, 2017. In July 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date. This guidance approves a one-year deferral of the effective date of ASU 2014-09. The final ASU now requires the Company to adopt this standard on January 1, 2018. Early application is permitted as of the initial effective date of January 1, 2017, but not prior to that date. The standard permits the use of either the retrospective or cumulative effect transition method. The Company has assembled an internal revenue task force that meets regularly to discuss and evaluate the overall impact this guidance will have on various revenue streams in the consolidated financial statements and related disclosures, as well as the expected timing and method of adoption. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

2.	Earnings per share

Basic net income per share is calculated by dividing net income attributable to the Company, adjusted for any change in noncontrolling interest redemption rights in excess of fair value, by the weighted average number of common shares and vested stock units outstanding, net of shares held in escrow that under certain circumstances may be returned to the Company.

Diluted net income per share includes the dilutive effect of outstanding stock-settled stock appreciation rights (SSARs), stock options and unvested stock units (under the treasury stock method) as well as shares held in escrow that the Company expects will remain outstanding.

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

The reconciliations of the numerators and denominators used to calculate basic and diluted net income per share are as follows:

	Year ended December 31,
	2015	2014	2013
	(shares in thousands)
Basic:
Income from continuing operations attributable to DaVita HealthCare Partners Inc.	$269,732	$723,114	$620,197
Discontinued operations attributable to DaVita HealthCare Partners Inc.	—	—	13,249
Net income attributable to DaVita HealthCare Partners Inc. for basic earnings per share calculation	$269,732	$723,114	$633,446
Weighted average shares outstanding during the period	214,062	214,496	212,128
Vested stock units	—	—	5
Contingently returnable shares held in escrow for the DaVita HealthCare Partners merger	(2,194)	(2,194)	(2,194)
Weighted average shares for basic earnings per share calculation	211,868	212,302	209,939
Basic income from continuing operations per share attributable to DaVita HealthCare Partners Inc.	$1.27	$3.41	$2.95
Basic income from discontinued operations per share attributable to DaVita HealthCare Partners Inc.	—	—	0.07
Basic net income per share attributable to DaVita HealthCare Partners Inc.	$1.27	$3.41	$3.02
Diluted:
Income from continuing operations attributable to DaVita HealthCare Partners Inc.	$269,732	$723,114	$620,197
Discontinued operations attributable to DaVita HealthCare Partners Inc.	—	—	13,249
Net income attributable to DaVita HealthCare Partners Inc. for diluted earnings per share calculation	$269,732	$723,114	$633,446
Weighted average shares outstanding during the period	214,062	214,496	212,128
Vested stock units	—	—	5
Assumed incremental shares from stock plans	2,190	2,432	2,631
Weighted average shares for diluted earnings per share calculation	216,252	216,928	214,764
Diluted income from continuing operations per share attributable to DaVita HealthCare Partners Inc.	$1.25	$3.33	$2.89
Diluted income from discontinued operations per share attributable to DaVita HealthCare Partners Inc.	—	—	0.06
Diluted net income per share attributable to DaVita HealthCare Partners Inc.	$1.25	$3.33	$2.95
Anti-dilutive stock-settled awards excluded from calculation(1)	1,365	1,715	4,194

(1)	Shares associated with stock-settled stock appreciation rights and stock options excluded from the diluted denominator calculation because they are anti-dilutive under the treasury stock method.

3.	Accounts receivable

Approximately 14% and 11% of the Company’s net accounts receivable balances as of December 31, 2015 and 2014, respectively, were more than six months old, and there were no significant balances over one year old. Accounts receivable are principally from Medicare and Medicaid programs and commercial insurance plans.

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

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

For receivables associated with dialysis and related lab services covered by government payors, like Medicare, the Company receives 80% of the payment directly from Medicare as established under the government’s bundled payment system and determines an appropriate allowance for doubtful accounts and provision for uncollectible accounts on the remaining balance due depending upon the Company’s estimate of the amounts ultimately collectible from other secondary coverage sources or from the patients. For receivables associated with services to patients covered by commercial payors that are either based upon contractual terms or for non-contracted health plan coverage, the Company provides an allowance for doubtful accounts by recording a provision for uncollectible accounts based upon its historical collection experience, potential inefficiencies in its billing processes and for which collectability is determined to be unlikely. Approximately 1% of the Company’s dialysis and related lab services net accounts receivable are associated with patient pay and it is the Company’s policy to reserve 100% of the outstanding accounts receivable balances for dialysis services when those amounts due are outstanding for more than four months.

During the year ended December 31, 2015, the Company’s allowance for doubtful accounts increased by $21,470. The increase in 2015 was primarily due to an increase in the provision for uncollectible accounts due to an increase in the write-offs of Medicare secondary billings. The increase was also due to an increase in the reserved amounts for accounts receivable older than six months. During the year ended December 31, 2014, the Company’s allowance for doubtful accounts increased by $5,531. The increase in 2014 was primarily due to an increase in the provision for uncollectible accounts due to an increase in the write-offs of Medicare secondary billings.

4.	Other receivables

Other receivables were comprised of the following:

	December 31,
	2015	2014
Supplier rebates and non-trade receivables	$316,644	$265,693
Medicare bad debt claims	105,714	118,504
Operating advances under management and administrative services agreements	13,527	16,719
	$435,885	$400,916

Operating advances under management and administrative services agreements are generally unsecured.

5.	Other current assets

Other current assets consist principally of prepaid expenses and funds on deposit with third parties.

	December 31,
	2015	2014
Prepaid expenses	$105,216	$102,466
Funds on deposit with third parties	82,679	81,276
Other	2,427	3,100
	$190,322	$186,842

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

6.	Property and equipment

Property and equipment were comprised of the following:

	December 31,
	2015	2014
Land	$42,080	$35,885
Buildings	437,283	387,621
Leasehold improvements	2,289,425	2,002,735
Equipment and information systems, including internally developed software	2,080,446	1,836,704
New center and capital asset projects in progress	336,513	235,660
	5,185,747	4,498,605
Less accumulated depreciation	(2,397,007)	(2,029,506)
	$2,788,740	$2,469,099

Depreciation expense on property and equipment was $475,484, $428,309 and $373,107 for 2015, 2014 and 2013, respectively.

Interest on debt incurred during the development of new centers and other capital asset projects is capitalized as a component of the asset cost based on the respective in-process capital asset balances. Interest capitalized was $9,723, $7,888 and $6,408 for 2015, 2014 and 2013, respectively.

7.	Intangibles

Intangible assets other than goodwill were comprised of the following:

	December 31,
	2015	2014
Customer relationships	$1,575,865	$1,575,865
Trade names	170,883	171,168
Provider network and practice management tools	183,724	183,688
Noncompetition and other agreements	510,521	506,867
Lease agreements	7,306	7,982
Indefinite-lived assets	9,310	24,818
Other	408	402
	2,458,017	2,470,790
Less accumulated amortization	(770,691)	(605,948)
	$1,687,326	$1,864,842

The 2014 intangible assets have been retrospectively recast as a result of the Company adopting ASU No. 2015-03. See Note 1 to the consolidated financial statements for further details. Amortization expense from amortizable intangible assets, other than lease agreements, was $166,537, $167,956 and $160,960 for 2015, 2014 and 2013, respectively. Lease agreement intangible assets and liabilities were amortized to rent expense in the amounts of $(1,613), $(1,798) and $(1,447) for 2015, 2014 and 2013, respectively.

During the quarter ended December 31, 2015, and in conjunction with the annual goodwill impairment assessment for its HCP reporting units as of November 1, the Company determined that circumstances indicated it had become more likely than not that an indefinite-lived intangible asset of the Company’s HCP Nevada reporting unit had become impaired. See Note 10 to the consolidated financial statements for further details.

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

Amortizable intangible liabilities were comprised of the following:

	December 31,
	2015	2014
Alliance and product supply agreement	$68,200	$68,200
Less accumulated amortization	(68,200)	(64,203)
Net Alliance and product supply agreement	—	3,997
Lease agreements (net of accumulated amortization of $6,936 and $4,785)	8,969	10,407
	$8,969	$14,404

Amortization benefit recognized from the alliance and product supply agreement was $3,997 for 2015 and $5,330 for both 2014 and 2013. Lease agreement intangible liabilities are classified in other long-term liabilities and amortized to rent expense.

Scheduled amortization charges from amortizable intangible assets and liabilities as of December 31, 2015 were as follows:

	Customer relationships	Trade names	Provider network and practice management tools	Noncompetition and other agreements	Lease agreements	Other
2016	82,617	16,634	26,187	30,619	(1,549)	67
2017	82,685	16,623	26,250	29,775	(1,228)	102
2018	82,638	16,235	26,273	19,545	(892)	53
2019	82,408	16,235	22,536	15,817	(832)	3
2020	82,066	16,235	541	10,209	(678)	2
Thereafter	909,798	37,320	—	28,543	(3,790)	—

8.	Equity investments and other investments

Equity investments in non-consolidated businesses were $73,368 and $65,637 at December 31, 2015 and 2014, respectively. During 2015, 2014 and 2013, the Company recognized income of $18,325, $23,234 and $34,558, respectively, relating to equity investments in non-consolidated businesses under the equity method of accounting.

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

The Company’s investments in securities consist of the following:

	December 31, 2015			December 31, 2014
	Held to maturity	Available for sale	Total	Held to maturity	Available for sale	Total
Certificates of deposit, commercial paper and money market funds due within one year	$406,884	$—	$406,884	$335,975	$—	$335,975
Investments in mutual funds and common stock	—	33,482	33,482	—	28,123	28,123
	$406,884	$33,482	$440,366	$335,975	$28,123	$364,098
Short-term investments	$406,884	$1,200	$408,084	$335,975	$1,424	$337,399
Long-term investments	—	32,282	32,282	—	26,699	26,699
	$406,884	$33,482	$440,366	$335,975	$28,123	$364,098

The cost of certificates of deposit, commercial paper and money market funds at December 31, 2015 and 2014 approximate their fair value. As of December 31, 2015 and 2014, available for sale investments included $2,589 and $5,181, respectively, of gross pre-tax unrealized gains. During 2015 and 2014 the Company recorded gross pre-tax unrealized (losses) and gains of $(1,974) and $425, respectively, in other comprehensive income associated with changes in the fair value of these investments. During 2015, the

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

Company sold investments in mutual funds and common stock for net proceeds of $1,295, and recognized a pre-tax gain of $618, or $377 after tax, that was previously recorded in other comprehensive income. During 2014, the Company sold investments in mutual funds for net proceeds of $1,262, and recognized a pre-tax gain of $340, or $207 after tax, that was previously recorded in other comprehensive income.

Investments in mutual funds classified as available for sale are held within a trust to fund existing obligations associated with several of the Company’s non-qualified deferred compensation plans.

10.	Goodwill

Changes in the carrying value of goodwill by reportable segments were as follows:

	U.S. dialysis and related lab services	HCP	Other ancillary services and strategic initiatives	Consolidated total
Balance at January 1, 2014	$5,469,473	$3,516,162	$227,339	$9,212,974
Acquisitions	143,021	48,649	29,844	$221,514
Divestitures	(1,851)	—	—	$(1,851)
Foreign currency and other adjustments	—	(2,277)	(15,065)	$(17,342)
Balance at December 31, 2014	$5,610,643	$3,562,534	$242,118	$9,415,295
Acquisitions	21,910	29,910	45,273	97,093
Divestitures	(3,370)	(5,411)	—	(8,781)
Goodwill impairment charges	—	(188,769)	(4,065)	(192,834)
Foreign currency and other adjustments	—	—	(16,294)	(16,294)
Balance at December 31, 2015	$5,629,183	$3,398,264	$267,032	$9,294,479

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

The Company has applied a similar aggregation to its consolidated HCP operations in each region, to the vascular access service centers in its vascular access services reporting unit, to the physician practices in its physician services reporting unit, and to the dialysis centers within each international reporting unit. For the Company’s other operating segments, no component below the operating segment level is considered a discrete business and therefore these operating segments directly constitute individual reporting units.

During the quarter ended December 31, 2015, and in conjunction with the annual goodwill impairment assessment for its HCP reporting units as of November 1, the Company determined that circumstances indicated it had become more likely than not that the goodwill and an indefinite-lived intangible asset of certain HCP reporting units had become impaired.

These circumstances included underperformance of the business in recent quarters as well as changes in other market conditions, including government reimbursement cuts and our expected ability to mitigate them. We are performing the required “step 1” and “step 2” valuations for these HCP reporting units and have estimated the fair value of their net assets and implied goodwill with the assistance of a third-party valuation firm. The Company also recorded a minor goodwill impairment charge on one of its international operations during 2015.

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

Based on these preliminary assessments of the HCP reporting units as well as assessments of other reporting units, the Company recorded the following goodwill and indefinite-lived intangible asset impairment charges during the year ended December 31, 2015:

		Intangible
	Impairment	asset
Reporting unit	charge	impaired	Quarter ended
HCP Nevada	181,253	Goodwill	December 31, 2015
HCP Arizona	1,716	Goodwill	December 31, 2015
HCP Florida	5,800	Goodwill	December 31, 2015
International operations	4,065	Goodwill	June 30, 2015
Total goodwill impairment charges	192,834
HCP Nevada	17,400	Indefinite-lived license	December 31, 2015
Total intangible impairment charges	$210,234

The final amount of the impairment charges for the Company’s HCP reporting units included above will depend upon the final outcome of the related valuation work, which we expect will be completed in the first quarter of 2016.

The Company’s HCP Nevada, HCP Florida, HCP Colorado and Kidney Care Malaysia reporting units remain at risk of further goodwill impairment. As of December 31, 2015, these reporting units have goodwill amounts of $424,468, $530,075, $16,897, and $13,329, respectively. As of December 31, 2015, the estimated fair values of the HCP Nevada, HCP Florida, HCP Colorado and Kidney Care Malaysia reporting units exceeded (fell short of) from their total carrying amounts by approximately (3.4)%, 0.7%, 9.5% and 11.2%, respectively.

For the Company’s at-risk HCP reporting units, further reductions in reimbursement rates or other significant adverse changes in expected future cash flows or valuation assumptions could result in further goodwill impairment charges in the future. For example, a sustained, long-term reduction of 3% in operating income for HCP Nevada or HCP Florida could reduce their estimated fair values by up to 2.0% and 1.6%, respectively. Separately, an increase in their respective discount rates of 100 basis points could reduce the estimated fair values of HCP Nevada and HCP Florida by up to 2.9% and 2.8%, respectively.

Except as described above, none of the goodwill associated with the Company’s various other reporting units was considered at risk of impairment as of December 31, 2015. Since the dates of the Company’s last annual goodwill impairment tests, there have been certain developments, events, changes in operating performance and other changes in key circumstances that have affected the Company’s businesses. However, these did not cause management to believe it is more likely than not that the fair value of any of its reporting units would be less than its carrying amount.

11.	Other liabilities

Other liabilities were comprised of the following:

	December 31,
	2015	2014
Payor refunds and retractions	$153,104	$125,435
Contingent earn-out consideration	29,050	15,614
Insurance and self-insurance accruals	80,355	92,928
Accrued interest	81,585	87,224
Other medical payables	53,687	39,867
Accrued non-income tax liabilities	29,291	25,909
Other	255,051	123,246
	$682,123	$510,223

12.	Medical payables

The healthcare costs shown in the following table include estimates for the cost of professional medical services provided by non-employed physicians and other providers, as well as inpatient and other ancillary costs for all markets, other than California, where state regulation allows for the assumption of global risk. Healthcare costs payable are included in medical payables.

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

The following table shows the components of changes in the healthcare costs payable for the year ended December 31, 2015 and 2014:

	December 31,
	2015	2014
Healthcare costs payable, beginning of the year	$214,405	$172,310
Add: Components of incurred healthcare costs
Current year	1,587,036	1,572,723
Prior years	1,523	3,429
Total incurred healthcare costs	1,588,559	1,576,152
Less: Claims paid
Current year	1,397,378	1,378,137
Prior years	192,945	155,920
Total claims paid	1,590,323	1,534,057
Healthcare costs payable, end of the year	$212,641	$214,405

The Company’s prior year estimates of healthcare costs payable increased by $1,523 and $3,429 in 2015 and 2014, respectively. The increase in 2015 resulted from certain medical claims being settled for amounts more than originally estimated. When significant increases (decreases) in prior-year healthcare cost estimates occur that the Company believes significantly impacts its current year operating results, the Company discloses that amount as unfavorable (favorable) development of prior-year’s healthcare cost estimates. Actual claim payments for prior year services have not been materially different from the Company’s year-end estimates.

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

Income tax expense (benefit) consisted of the following:

	Year ended December 31,
	2015	2014	2013
Current:
Federal	$183,263	$188,302	$334,258
State	30,766	30,789	68,715
International	856	1,687	1,764
Total current income tax	$214,885	$220,778	$404,737
Deferred:
Federal	88,718	192,267	(6,695)
State	(8,307)	32,360	(8,941)
International	430	938	746
Total deferred income tax	$80,841	$225,565	$(14,890)
	$295,726	$446,343	$389,847

The allocation of income tax expense (benefit) was as follows:

	Year ended December 31,
	2015	2014	2013
Continuing operations	$295,726	$446,343	$381,013
Discontinued operations	—	—	(84)
Gain on discontinued operations	—	—	8,918
	$295,726	$446,343	$389,847

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

The reconciliation between the Company’s effective tax rate from continuing operations and the U.S. federal income tax rate is as follows:

	Year ended December 31,
	2015	2014	2013
Federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.5	3.5	3.8
International rate differential	(1.1)	(0.2)	0.1
Goodwill and intangible impairments	11.7	—	—
Changes in deferred tax valuation allowances	2.6	0.6	0.3
Contingent earn-out adjustments	—	—	(2.6)
Other	1.5	(0.8)	1.4
Impact of noncontrolling interests primarily attributable to non-tax paying entities	(11.3)	(4.0)	(4.1)
Effective tax rate	40.9%	34.1%	33.9%

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

Deferred tax assets and liabilities arising from temporary differences were as follows:

	December 31,
	2015	2014
Receivables	$43,393	$42,976
Accrued liabilities	272,080	253,228
Net operating loss carryforwards	130,977	102,212
Other	114,805	93,567
Deferred tax assets	561,255	491,983
Valuation allowance	(57,811)	(28,784)
Net deferred tax assets	503,444	463,199
Intangible assets	(927,761)	(839,824)
Property and equipment	(205,071)	(187,198)
Investments in partnerships	(83,584)	(78,619)
Other	(13,990)	(7,633)
Deferred tax liabilities	(1,230,406)	(1,113,274)
Net deferred tax liabilities	$(726,962)	$(650,075)

At December 31, 2015, the Company had federal net operating loss carryforwards of approximately $182,200 that expire through 2035, although a substantial amount expire by 2028. The Company also had state net operating loss carryforwards of $761,686 that expire through 2035 and international net operating loss carryforwards of $96,847, some of which have an indefinite life. The utilization of a portion of these losses may be limited in future years based on the profitability of certain entities. The valuation allowance increase of $29,027 is primarily due to the realizability of losses in certain foreign and state jurisdictions.

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

Unrecognized tax benefits

A reconciliation of the beginning and ending liability for unrecognized tax benefits that do not meet the more-likely-than-not threshold were as follows:

	Year ended December 31,
	2015	2014
Balance beginning	$31,877	$60,538
Additions for tax positions related to current year	6,131	914
Additions (reductions) for tax positions related to prior years	2,999	(27,312)
Reductions related to lapse of applicable statute	(1,996)	(2,077)
Reductions related to settlements with taxing authorities	—	(186)
Balance ending	$39,011	$31,877

As of December 31, 2015, the Company’s total liability for unrecognized tax benefits relating to tax positions that do not meet the more-likely-than-not threshold is $39,011, all of which would impact the Company’s effective tax rate if recognized. This balance represents an increase of $7,134 from the December 31, 2014 balance of $31,877.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in its income tax expense. At December 31, 2015 and 2014, the Company had approximately $9,918 and $10,123, respectively, accrued for interest and penalties related to unrecognized tax benefits, net of federal tax benefit.

The Company and its subsidiaries file U.S. federal and state income tax returns and various international income tax returns. The Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2011 and 2008, respectively.

14.	Long-term debt

Long-term debt was comprised of the following:

	December 31,
	2015	2014
Senior Secured Credit Facilities:
Term Loan A	$925,000	$975,000
Term Loan B	3,447,500	3,482,500
Senior notes	4,500,000	3,775,000
Acquisition obligations and other notes payable	70,645	69,045
Capital lease obligations	283,185	218,097
Total debt principal outstanding	9,226,330	8,519,642
Discount and deferred financing costs	(95,985)	(100,864)
	9,130,345	8,418,778
Less current portion	(129,037)	(120,154)
	$9,001,308	$8,298,624

Scheduled maturities of long-term debt at December 31, 2015 were as follows:

2016	129,037
2017	152,768
2018	166,132
2019	740,895
2020	65,171
Thereafter	7,972,327

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

Term Loans

Total outstanding borrowings under Term Loan A and Term Loan B can consist of various individual tranches that can range in maturity from one month to twelve months (currently all tranches are one month in duration). Each tranche for the Term Loan A bears interest at a London Interbank Offered Rate (LIBOR) rate determined by the duration of such tranche plus an interest rate margin, currently 1.75%. The LIBOR variable component of the interest rate for each tranche is reset as such tranche matures and a new tranche is established. At December 31, 2015, the overall weighted average interest rate for the Term Loan A was determined based upon the LIBOR interest rates in effect for all of the individual tranches plus the interest rate margin. The Company has several interest rate swap agreements that have the economic effect of fixing the majority of the Term Loan A LIBOR variable component of the Company’s interest rate, as described below. At December 31, 2015, the Term Loan B bears interest at LIBOR (floor of 0.75%) plus a margin of 2.75%. The Company is subject to a LIBOR-based floor until such time as the LIBOR-based component of the interest rate exceeds 0.75% on the Term Loan B. At such time, the Company will then be subject to LIBOR-based interest rate volatility on the LIBOR variable component of its interest rate and the overall weighted average interest rate for the Term Loan B will then be determined based upon the LIBOR interest rates in effect for all individual tranches plus the interest rate margin. The Company has several interest rate cap agreements that have the economic effect of capping the LIBOR variable component of the Company’s interest rate at a maximum of 2.50% on $2,735,000 of outstanding principal debt. The remaining $712,500 outstanding principal balance of the Term Loan B would still be subject to LIBOR-based interest rate volatility above a floor of 0.75%. In addition, the Company maintains several forward interest rate cap agreements with notional amounts totaling $7,000,000 of which $3,500,000 will be effective September 30, 2016 and the remainder of the cap agreements will be effective June 29, 2018. The cap agreements will have the economic effect of capping the LIBOR variable component of the Company’s interest rate at a maximum of 3.50% on an equivalent amount of the Company’s debt. See below for further details.

During the year ended December 31, 2015, the Company made mandatory principal payments under its then existing Senior Secured Credit Facilities totaling $50,000 on the Term Loan A and $35,000 on the Term Loan B.

Credit agreement and other debt transactions

In June 2014 the Company entered into a Credit Agreement that consists of a five year Revolving Credit Facility in the aggregate principal amount of $1,000,000 (the Revolver), a five year Term Loan A facility in the aggregate principal amount of $1,000,000 (the Term Loan A) and a seven year Term Loan B facility in the aggregate principal amount of $3,500,000 (the Term Loan B). In addition, the Company can increase the existing revolving commitments and enter into one or more incremental term loan facilities in an amount not to exceed the sum of $1,500,000 (less the amount of other permitted indebtedness incurred or issued in reliance on such amount), plus an amount of indebtedness such that the senior secured leverage ratio is not in excess of 3.50 to 1.00 after giving effect to such borrowings. The Credit Agreement contains certain customary affirmative and negative covenants such as various restrictions or limitations on certain items depending on the Company’s leverage ratio.

In addition, in June 2014, the Company issued $1,750,000 5 1/8% Senior Notes due 2024 (5 1/8% Senior Notes). The 5 1/8% Senior Notes pay interest on January 15 and July 15 and are unsecured and are guaranteed by the Company’s domestic subsidiaries as discussed above.

The Company used a portion of the proceeds to pay off the total outstanding principal balances under the Company’s then existing Senior Secured Credit Facilities plus accrued interest totaling $5,362,400 and in addition, paid off the outstanding principal balances of the Company’s $775,000 6 3/8% Senior Notes plus accrued interest.

The Company also terminated $1,137,500 notional amounts of amortizing swaps and also terminated $600,000 of forward swaps during June 2014.

As a result of the 2014 transactions, the Company recorded debt refinancing charges of $97,548 that consist of the cash tender premiums, the redemption premium, the write-off of existing deferred financing costs, the write-off of certain new refinancing costs, other professional fees and losses associated with the termination of several of the Company’s interest rate swap agreements.

In 2014, the Company made mandatory principal payments under its then existing New Senior Secured Credit Facility (before entering into a secured credit agreement and repaying all outstanding amounts under the then existing Senior Secured Credit Facilities, as discussed below) totaling $62,500 on the Term Loan A, $16,875 on the Term Loan A-3, $21,875 on the Term Loan B and $4,125 on the Term Loan B-2.

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

Revolving lines of credit

The Company has an undrawn revolving line under the Senior Secured Credit Facilities totaling $1,000,000, of which approximately $92,238 was committed for outstanding letters of credit. In addition, the Company has approximately $1,286 of committed outstanding letters of credit related to HCP, which is backed by a certificate of deposit.

Senior Notes

The Company’s senior notes as of December 31, 2015, consisted of $1,500,000 of 5.0% Senior Notes due 2025, $1,750,000 5 1/8% senior notes due 2024 and $1,250,000 of 5 3/4% senior notes due 2022 (collectively Senior Notes), as described below.

In April 2015, the Company issued $1,500,000 5.0% Senior Notes due 2025 (5.0% Senior Notes). The 5.0% Senior Notes pay interest on May 1 and November 1 of each year beginning November 1, 2015. The 5.0% Senior Notes are unsecured senior obligations and rank equally in right of payment with the Company’s existing and future unsecured senior indebtedness. The 5.0% Senior Notes are guaranteed by certain of the Company’s domestic subsidiaries. The Company may redeem up to 35% of the 5.0% Senior Notes at any time prior to May 1, 2018 at a certain specified price from the proceeds of one or more equity offerings. In addition, the Company may redeem some or all of the 5.0% Senior Notes at any time prior to May 1, 2020 at make whole redemption rates and on or after such date at certain specified redemption prices. The net proceeds from the 5.0% Senior Notes offering were used to repurchase all of the $775,000 aggregate outstanding principal balances of 6 ⅝% Senior Notes due 2020 (6 ⅝% Senior Notes) through a combination of a tender offer and a redemption process and to pay fees and expenses. The remaining net offering proceeds will be used for general corporate purposes, future acquisitions and share repurchases. As a result of these transactions, the Company incurred $48,072 in debt redemption charges consisting of tender and redemption premiums as well as the write-off of deferred financing costs associated with the repurchase of the 6 ⅝% Senior Notes.

The Senior Notes are also unsecured obligations and rank equally in right of payment with the Company’s existing and future unsecured senior indebtedness. These Senior Notes are guaranteed by substantially all of the Company’s direct and indirect wholly-owned domestic subsidiaries and require semi-annual interest payments. The Company may redeem some or all of the senior notes at any time on or after certain specific dates and at certain specific redemption prices as outlined in each senior note agreement.

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

As of December 31, 2015, the Company maintains several interest rate swap agreements that were entered into in March 2013 with amortizing notional amounts totaling $760,000. These agreements have the economic effect of modifying the LIBOR variable component of the Company’s interest rate on an equivalent amount of the Company’s Term Loan A to fixed rates ranging from 0.49% to 0.52%, resulting in an overall weighted average effective interest rate of 2.26%, including the Term Loan A margin of 1.75%. The overall weighted average effective interest rate also includes the effects of $165,000 of unhedged Term Loan A debt that bears interest at LIBOR plus an interest rate margin of 1.75%. The swap agreements expire on September 30, 2016 and require monthly interest payments. During the year ended December 31, 2015, the Company recognized debt expense of $2,664 from these swaps. As of December 31, 2015, the total fair value of these swap agreements was a net asset of approximately $516. During the year ended December 31, 2015, the Company recorded a loss of $3,971 in other comprehensive income due to a decrease in the unrealized fair value of these swap agreements. The Company estimates that approximately $516 of existing unrealized pre-tax gains in other comprehensive income at December 31, 2015 will be reclassified into income over the next twelve months.

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

As of December 31, 2015, the Company maintains several forward interest rate cap agreements that were entered into in October 2015 with notional amounts totaling $3,500,000. These forward cap agreements will be effective June 29, 2018 and will have the economic effect of capping the LIBOR variable component of the Company’s interest rate at a maximum of 3.50% on an equivalent amount of its debt. These cap agreements expire on June 30, 2020. As of December 31, 2015, the total fair value of these cap agreements was an asset of approximately $13,815. During the year ended December 31, 2015, the Company recorded a loss of $3,492 in other comprehensive income due to a decrease in the unrealized fair value of these cap agreements.

As of December 31, 2015, the Company maintains several forward interest rate cap agreements that were entered into in November 2014 with notional amounts totaling $3,500,000. These forward cap agreements will be effective September 30, 2016 and will have the economic effect of capping the LIBOR variable component of the Company’s interest rate at a maximum of 3.50% on an equivalent amount of the Company’s debt. The cap agreements expire on June 30, 2018. As of December 31, 2015, the total fair value of these cap agreements was an asset of approximately $1,312. During the year ended December 31, 2015, the Company recorded a loss of $11,029 in other comprehensive income due to a decrease in the unrealized fair value of these cap agreements.

As of December 31, 2015, the Company maintains several interest rate cap agreements that were entered into in March 2013 with notional amounts totaling $2,735,000 on the Company’s Term Loan B debt. These agreements have the economic effect of capping the LIBOR variable component of the Company’s interest rate at a maximum of 2.50% on an equivalent amount of the Company’s Term Loan B. During the year ended December 31, 2015, the Company recognized debt expense of $2,439 from these caps. The cap agreements expire on September 30, 2016. As of December 31, 2015, the total fair value of these cap agreements was immaterial. During the year ended December 31, 2015, the Company recorded a loss of $1,593 in other comprehensive income due to a decrease in the unrealized fair value of these cap agreements.

The following table summarizes the Company’s derivative instruments as of December 31, 2015 and 2014:

	Interest rate swap and cap agreements (liabilities and assets)
	December 31, 2015		December 31, 2014
Derivatives designated as hedging instruments	Balance sheet location	Fair value	Balance sheet location	Fair value
Interest rate swap agreements	Other short- term assets	$516	Other short- term liabilities	$1,457
Interest rate swap agreements	Other long- term assets	$—	Other long- term assets	$3,281
Interest rate cap agreements	Other long- term assets	$15,127	Other long- term assets	$13,934

The following table summarizes the effects of the Company’s interest rate swap and cap agreements for the years ended December 31, 2015, 2014 and 2013:

	Amount of gains (losses) recognized in OCI on interest rate swap and cap agreements			Location of (losses) gains reclassified from	Amount of gains (losses) reclassified from accumulated OCI into income
	Years ended December 31,			accumulated	Years ended December 31,
Derivatives designated as cash flow hedges	2015	2014	2013	OCI into income	2015	2014	2013
Interest rate swap agreements	$(3,971)	$(8,390)	$1,251	Debt expense	$2,664	$12,279	$15,678
Interest rate cap agreements	(16,114)	(8,119)	(974)	Debt expense	2,439	5,130	5,418
Tax (expense) benefit	7,844	6,450	(108)		(1,992)	(6,801)	(8,207)
Total	$(12,241)	$(10,059)	$169		$3,111	$10,608	$12,889

As of December 31, 2015, the interest rate on the Company’s Term Loan B debt is effectively fixed subject to an embedded LIBOR floor which is higher than actual LIBOR as of such date and the Term Loan B is also subject to an interest rate cap if LIBOR should rise above 2.50%. See above for further details. Interest rates on the Company’s senior notes are fixed by their terms. The majority of the LIBOR variable component of the Company’s interest rates on the Company’s Term Loan A are economically fixed as a result of interest rate swaps.

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

As a result of embedded LIBOR floors in some of the Company’s debt agreements and the swap and cap agreements, the Company’s overall weighted average effective interest rate on the Senior Secured Credit Facilities was 3.46%, based upon the current margins in effect of 1.75% for the Term Loan A and 2.75% for the Term Loan B, as of December 31, 2015.

The Company’s overall weighted average effective interest rate for the year ended December 31, 2015 was 4.42% and as of December 31, 2015 was 4.39%.

Debt expense

Debt expense consisted of interest expense of $389,755, $385,750 and $401,140, and the amortization and accretion of debt discounts and premiums, amortization of deferred financing costs and the amortization of interest rate cap agreements of $18,625, $24,544 and $28,803 for 2015, 2014 and 2013, respectively. The interest expense amounts are net of capitalized interest.

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

Future minimum lease payments under non-cancelable operating leases and capital leases are as follows:

	Operating leases	Capital leases
2016	$431,658	$30,538
2017	415,746	30,848
2018	375,516	31,196
2019	331,575	32,065
2020	283,633	32,443
Thereafter	1,083,825	235,285
	$2,921,953	392,375
Less portion representing interest		(109,190)
Total capital lease obligations, including current portion		$283,185

Rent expense under all operating leases for 2015, 2014, and 2013 was $514,287, $460,093 and $424,096, respectively. Rent expense is recorded on a straight-line basis, over the term of the lease, for leases that contain fixed escalation clauses or include abatement provisions. Leasehold improvement incentives are deferred and amortized to rent expense over the term of the lease. The net book value of property and equipment under capital leases was $261,960 and $197,344 at December 31, 2015 and 2014, respectively. Capital lease obligations are included in long-term debt. See Note 14 to the consolidated financial statements.

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

The Company also has various savings plans covering substantially all of its HCP employees which have been established pursuant to the provisions of Section 401(k) of the IRC. These plans provide for multiple employer matching contributions ranging from 0% to 6% of employee contributions. For the year ended December 31, 2015, the Company made matching contributions totaling approximately $8,324.

The Company also maintains a voluntary compensation deferral plan, the DaVita Voluntary Deferral Plan. This plan is non-qualified and permits certain employees whose annualized base salary equals or exceeds a minimum annual threshold amount as set by the Company to elect to defer all or a portion of their annual bonus payment and up to 50% of their base salary into a deferral account maintained by the Company. Total contributions to this plan in 2015, 2014 and 2013 were $4,234, $3,772 and $4,089, respectively. Deferred amounts are generally paid out in cash at the participant’s election either in the first or second year following retirement or in a specified future period at least three to four years after the deferral election was effective. During 2015, 2014 and

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

2013 the Company distributed $1,270, $1,111 and $4,158, respectively, to participants in this plan. Participants are credited with their proportional amount of annual earnings from the plan. The assets of this plan are held in a rabbi trust and as such are subject to the claims of the Company’s general creditors in the event of its bankruptcy. As of December 31, 2015 and 2014, the total fair value of assets held in this plan’s trust were $23,800 and $21,208, respectively. In addition, the Company maintains a non-qualified voluntary compensation deferral plan, the HealthCare Partners, LLC Deferred Compensation Plan. As of December 31, 2015 and 2014, the total fair value of the assets held in this plan’s trust were $8,578 and $5,347, respectively.

The Company maintains an Executive Retirement Plan for certain members of management. This plan is non-qualified and contributions to the plan were made at the discretion of DVA Renal Healthcare based upon a pre-determined percentage of a participant’s base salary. Effective November 2005, all contributions to this plan were discontinued and the balance of the plan assets will be paid out upon termination or retirement of each individual participant. During 2015 and 2014 the Company distributed $25 and $152, respectively, to participants in this plan. During 2013 the Company did not make any distributions to participants under this plan. As of December 31, 2015 and 2014, the total fair value of assets held under this plan’s trust was $1,104 and $1,344, respectively.

The Company also maintains a non-qualified deferred compensation program for certain key employees of HCP. Under the program, the employees can defer a portion of their salary which is invested at the direction of the employee into certain phantom investments as offered by the program. A portion of the amount deferred by the employees is used to purchase life insurance policies on each of the participating employees, with the Company named as beneficiary of the policies. The total cash surrender value of all of the life insurance policies totaled approximately $56,840 and $57,690 at December 31, 2015 and 2014, respectively, and is included in long-term investments. In addition, the total deferred compensation liabilities owed to the participants totaled approximately $52,128 and $60,409 at December 31, 2015 and 2014, respectively, and are included in other long-term liabilities. During 2015 and 2014, the Company did not make any contributions on behalf of its participants. During the year ended December 31, 2013, the Company contributed a total of approximately $4,658 into the deferred compensation program on behalf of its participants.

The fair value of all of the assets held in plan trusts as of December 31, 2015, and 2014 totaled $33,482 and $27,899, respectively. These assets are available for sale and as such are recorded at fair market value with changes in the fair market values being recorded in other comprehensive income. Any fair market value changes to the corresponding liability balance are recorded as compensation expense. See Note 9 to the consolidated financial statements.

Most of the Company’s outstanding employee stock plan awards include a provision accelerating the vesting of the award in the event of a change of control. The Company also maintains a change of control protection program for its employees who do not have a significant number of stock awards, which has been in place since 2001, and which provides for cash bonuses to employees in the event of a change of control. Based on the market price of the Company’s common stock and shares outstanding on December 31, 2015, these cash bonuses would total approximately $577,363 if a change of control transaction occurred at that price and the Company’s Board of Directors did not modify the program. This amount has not been accrued at December 31, 2015, and would only be accrued upon a change of control. These change of control provisions may affect the price an acquirer would be willing to pay for the Company.

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

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

Inquiries by the Federal Government and Certain Related Civil Proceedings

Vainer Private Civil Suit: As previously disclosed, the Company received a subpoena for documents from the Office of Inspector General (OIG) for the U.S. Department of Health and Human Services (HHS) relating to the pharmaceutical products Zemplar, Hectorol, Venofer, Ferrlecit and erythropoietin (EPO), as well as other related matters, covering the period from January 2003 to December 2008. The Company subsequently learned that the allegations underlying this inquiry were made as part of a civil complaint filed by relators, Daniel Barbir and Dr. Alon Vainer, pursuant to the qui tam provisions of the federal False Claims Act. The relators also alleged that the Company’s drug administration practices for the Company’s dialysis operations for Vitamin D and iron agents from 2003 through 2010 fraudulently created unnecessary waste, which was billed to and paid for by the government. In June 2015, the Company finalized the terms of the settlement with plaintiffs, including a settlement amount of $450,000 and attorney fees and other costs of $45,000 which was paid in 2015.

2011 U.S. Attorney Medicaid Investigation: In October 2011, the Company announced that it would be receiving a request for documents, which could include an administrative subpoena from the OIG. Subsequent to the Company’s announcement of this 2011 U.S. Attorney Medicaid Investigation, the Company received a request for documents in connection with the inquiry by the U.S. Attorney’s Office for the Eastern District of New York. The request related to payments for infusion drugs covered by Medicaid composite payments for dialysis. It is the Company’s understanding that this inquiry is civil in nature. The Company understands further that certain other providers that operate dialysis clinics in New York may have received a similar request for documents. The Company has cooperated with the government and produced the requested documents. In April 2014, the Company reached an agreement in principle with the government and expects to execute in the first quarter of 2016 the settlement agreements with the government and the state of New York to finalize the terms of the settlement and to resolve this matter, and has accrued an amount that is immaterial.

Swoben Private Civil Suit: In April 2013, the Company’s HCP subsidiary was served with a civil complaint filed by a former employee of SCAN Health Plan (SCAN), a health maintenance organization (HMO). On July 13, 2009, pursuant to the qui tam provisions of the federal False Claims Act (FCA) and the California False Claims Act, James M. Swoben, as relator, filed a qui tam action in the United States District Court for the Central District of California purportedly on behalf of the United States of America and the State of California against SCAN, and certain other defendants whose identities were under seal. The allegations in the complaint relate to alleged overpayments received from government healthcare programs. In or about August 2012, SCAN entered into a Settlement Agreement with the United States of America and the State of California. The United States and the State of California partially intervened in the action for the purpose of settlement with and dismissal of the action against SCAN. In or about November 2011, the relator filed his Third Amended Complaint under seal alleging violations of the federal FCA and the California False Claims Act, which named additional defendants, including HCP and certain health insurance companies (the defendant HMOs). The allegations in the complaint against HCP relate to patient diagnosis coding to determine reimbursement in the Medicare Advantage program, referred to as Hierarchical Condition Coding (HCC) and Risk Adjustment Factor (RAF) scores. The complaint sought monetary damages and civil penalties as well as costs and expenses. The United States Department of Justice reviewed these allegations and in January 2013 declined to intervene in the case. On June 26, 2013, HCP and the defendant HMOs filed their respective motions to dismiss the Third Amended Complaint pursuant to Federal Rules of Civil Procedure 12(b)(6) and 9(b), challenging the legal sufficiency of the claims asserted in the complaint. On July 30, 2013, the court granted HCP’s motion and dismissed with prejudice all of the claims in the Third Amended Complaint and judgment was entered in September 2013. The court specifically determined that further amendments to the complaint would be futile because, in part, the allegations were publicly disclosed in reports and other sources relating to audits conducted by the Centers of Medicare & Medicaid Services (CMS). In October 2013, the plaintiff appealed to the United States Court of Appeals for the Ninth Circuit and the court’s disposition of the appeal is pending.

2015 U.S. Attorney Transportation Investigation: In February 2015, the Company announced that it received six administrative subpoenas from the OIG for medical records from six different dialysis centers in southern California operated by the Company. Specifically, each subpoena seeks the medical records of a single patient of each respective dialysis center. In February 2016, the Company received four additional subpoenas for four additional dialysis centers in southern California. The subpoenas were similarly limited in scope to the subpoenas received in 2015. The Company has been advised by an attorney with the United States Attorney’s Office for the Central District of California that the subpoenas relate to an investigation concerning the medical necessity of patient transportation. The Company does not provide transportation nor does it bill for the transport of its dialysis patients. The Company does not know the scope of the investigation by the government, nor what conduct or activities might be the subject of the investigation.

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

In addition to the subpoena described above, in June 2015, the Company received a subpoena from the OIG. This civil subpoena covers the period from January 1, 2008 through the present and seeks production of a wide range of documents relating to the Company’s and its subsidiaries’ (including HealthCare Partners and its subsidiary JSA HealthCare Corporation) provision of services to Medicare Advantage plans and related patient diagnosis coding and risk adjustment submissions and payments. The Company believes that the request is part of a broader industry investigation into Medicare Advantage patient diagnosis coding and risk adjustment practices and potential overpayments by the government. Some of the information requested relates to what the Company first disclosed in the risk factors of the Company’s quarterly report on Form 10-Q for the first quarter of 2015 as a potentially improper historical HCP coding practice related to a particular condition. The practice in question was discontinued following the Company’s November 1, 2012 acquisition of HCP and, as the Company previously disclosed, the Company notified CMS of the coding practice and potential overpayments. In connection with the HCP merger, the Company has certain indemnification rights against the sellers and an escrow was established as security for the indemnification. The Company would pursue an indemnification claim against the sellers secured by the escrow for any and all liabilities incurred. The Company can make no assurances that the indemnification and escrow would cover the full amount of the Company’s potential losses related to this matter. The Company is cooperating with the government and is producing the requested information.

2015 U.S. Department of Justice Vascular Access Investigation: In November 2015, the Company announced that RMS Lifeline, Inc., a wholly owned subsidiary of the Company that operates under the name Lifeline Vascular Access (Lifeline), received a Civil Investigative Demand (CID) from the U.S. Department of Justice (DOJ). The CID relates to two vascular access centers in Florida that are part of Lifeline’s vascular access business. The CID covers the period from January 1, 2008 through the present. The Company acquired these two centers in December 2012. Based on the language of the CID, the DOJ appears to be looking at whether the angiograms of 10 patients performed at the two centers were medically unnecessary and therefore whether related claims filed with federal healthcare programs possibly violated the FCA. Lifeline does not perform dialysis services but instead provides vascular access management services for dialysis patients. The Company is in the process of producing the requested documents to the DOJ.

2016 U.S. Attorney Prescription Drug Investigation: In early February 2016, the Company announced that its pharmacy services wholly owned subsidiary, DaVita Rx, received a CID from the U.S. Attorney’s Office for the Northern District of Texas. Based on the language of the CID, it appears the government is conducting an FCA investigation concerning allegations that DaVita Rx presented or caused to be presented false claims for payment to the government for prescription medications. The CID covers the period from January 1, 2006 through the present. In the spring of 2015, the Company initiated an internal compliance review of DaVita Rx during which it identified potential billing and operational issues. The Company notified the government in September of 2015 that it was conducting this review of DaVita Rx and began providing regular updates of its review. In the fourth quarter of 2015, the Company recorded an estimated accrual of $22 million for potential damages and liabilities associated with write-offs and discounts of patient co-payment obligations, and credits to payors for returns of prescriptions drugs, related to DaVita Rx that were identified during the course of this internal compliance review. The Company may accrue additional reserves for refunds and related damages and potential liabilities arising out of this review. Upon completion of its review, the Company filed a self-disclosure with the OIG in early February 2016 and has been working to address and update the practices it identified in the self-disclosure, some of which overlaps with information requested by the U.S. Attorney’s Office. The Company does not know if the U.S. Attorney’s Office, which is part of the DOJ, knew when it served the CID on the Company that it was already in the process of developing a self-disclosure to the OIG. The OIG informed the Company in late February that its submission was not accepted. They indicated that the OIG is not expressing an opinion regarding the conduct disclosed or the Company’s legal positions. The Company intends to cooperate with the government in this matter.

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

Other

The Company received several notices of claims from commercial payors and other third parties related to historical billing practices and claims against DVA Renal Healthcare (formerly known as Gambro Healthcare), a subsidiary of the Company, related to historical Gambro Healthcare billing practices and other matters covered by its 2004 settlement agreement with the DOJ and certain agencies of the U.S. government. The Company has not received any further indication that any of these claims are active except for one payor claim relating to a special needs plan, and some of the other claims may be barred by applicable statutes of limitations. The Company is working to resolve the one active claim of which it is aware and, based on the dollar amount of the claim, expects that its eventual resolution will involve an amount that is immaterial.

In April 2008, a wage and hour lawsuit was filed against the Company in the Superior Court of California which was styled as a class action and was subsequently amended. The complaint, as amended, alleged that the Company failed to provide meal periods, failed to pay compensation in lieu of providing rest or meal periods, failed to pay overtime, and failed to comply with certain other California Labor Code requirements. After the Company prevailed on certain trial court rulings, the plaintiffs later appealed to the California Court of Appeals, and some of the issues on appeal were remanded to the trial court. The Company reached an agreement with the plaintiffs to settle the case in June 2015. The settlement has now been approved by the court. The amount of the settlement is not material to the Company’s consolidated financial statements.

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

Additionally, the Company has certain other potential commitments to provide operating capital to several dialysis centers that are wholly-owned by third parties or centers in which the Company owns a minority equity investment as well as to physician-owned vascular access clinics or medical practices that the Company operates under management and administrative service agreements of approximately $5,600.

Certain consolidated joint ventures are originally contractually scheduled to dissolve after terms ranging from 10 to 50 years. Accordingly, the noncontrolling interests in these joint ventures are considered mandatorily redeemable instruments, for which the classification and measurement requirements have been indefinitely deferred. Future distributions upon dissolution of these entities would be valued below the related noncontrolling interest carrying balances in the consolidated balance sheet.

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

In January 2010, the Company entered into an agreement with Fresenius Medical Care (FMC) which committed the Company to purchase a certain amount of dialysis equipment, parts and supplies from FMC through 2013. This agreement has been subsequently extended through February 2016. During 2015, 2014 and 2013, the Company purchased $154,566 and $154,266 and $144,030, respectively, of certain equipment, parts and supplies from FMC.

In 2014, the Company entered into an agreement with Baxter Healthcare (Baxter) which committed the Company to purchase a certain amount of its hemodialysis non-equipment product supplies, such as dialyzers, at fixed prices through 2018. During 2015, 2014 and 2013, the Company purchased $112,931, $112,645 and $124,555 of hemodialysis product supplies from Baxter under this agreement and a prior agreement with Gambro Healthcare Inc. which was acquired by Baxter.

Certain HCP entities are required to maintain minimum cash balances in order to comply with regulatory requirements in conjunction with medical claim reserves. As of December 31, 2015, this minimum cash balance was approximately $59,897.

Other than operating leases disclosed in Note 15 to the consolidated financial statements, the letters of credit disclosed in Note 14 to the consolidated financial statements, and the arrangements as described above, the Company has no off balance sheet financing arrangements as of December 31, 2015.

19.	Long-term incentive compensation and shareholders’ equity

Long-term incentive compensation

Long-term incentive program (LTIP) compensation includes both stock-based awards (principally stock-settled stock appreciation rights, restricted stock units and performance stock units) as well as long-term performance-based cash awards. Long-term incentive compensation expense, which was primarily general and administrative in nature, was attributed to the dialysis and related lab services business, the HCP business, corporate administrative support, and the ancillary services and strategic initiatives.

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

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

Stock-based compensation to be settled in shares is recorded to the Company’s shareholders’ equity, while stock-based compensation to be settled in cash is recorded to a liability. Shares issued upon exercise of stock awards have generally been issued from authorized but unissued shares.

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

The Company’s 2011 Incentive Award Plan is the Company’s omnibus equity compensation plan and provides for grants of stock-based awards to employees, directors and other individuals providing services to the Company, except that incentive stock options may only be awarded to employees. The 2011 Plan authorizes the Company to award stock options, stock appreciation rights, restricted stock units, restricted stock, and other stock-based or performance-based awards, and is designed to enable the Company to grant equity and cash awards that qualify as performance-based compensation under Section 162(m) of the Internal Revenue Code. The 2011 Plan mandates a maximum award term of five years and stipulates that stock appreciation rights and stock options be granted with prices not less than fair market value on the date of grant. The 2011 Plan also requires that full value share awards such as restricted stock units reduce shares available under the Plan at a ratio of 3.5:1. The Company’s nonqualified stock appreciation rights and stock units awarded under the Plan generally vest over 36 to 48 months from the date of grant. At December 31, 2015, there were 8,533,561 stock-settled stock appreciation rights, 765,060 stock-settled stock units, 54,688 cash-settled stock appreciation rights and 3,867 cash-settled stock units outstanding, and 32,484,534 shares available for future grants, under the Plan.

A combined summary of the status of the Company’s stock-settled awards under the 2011 Plan, including base shares for stock-settled stock appreciation rights and stock-settled stock unit awards is as follows:

	Year ended December 31, 2015
	Stock appreciation rights			Stock units
		Weighted	Weighted		Weighted
		average	average		average
		exercise	remaining		remaining
	Awards	price	contractual life	Awards	contractual life
Outstanding at beginning of year	10,585,172	$53.21		921,898
Granted	993,953	81.22		279,485
Exercised	(2,409,579)	41.62		(348,127)
Cancelled	(635,985)	62.42		(88,196)
Outstanding at end of period	8,533,561	$59.05	2.3	765,060	0.4
Exercisable at end of period	2,856,959	$47.88	1.2	—	—
Weighted-average fair value of grants in 2015	$17.97			$80.25
Weighted-average fair value of grants in 2014	$16.41			$72.24
Weighted-average fair value of grants in 2013	$13.47			$58.90

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

	Awards	Weighted average	Awards	Weighted average
Range of SSAR base prices	outstanding	exercise price	exercisable	exercise price
$30.01–$40.00	369,301	36.56	358,969	36.54
$40.01–$50.00	1,437,708	43.02	1,390,300	42.86
$50.01–$60.00	4,143,205	57.54	843,384	55.30
$60.01–$70.00	1,293,564	68.12	216,000	65.08
$70.01–$80.00	588,733	73.80	48,306	70.31
$80.01–$90.00	701,050	83.60	—	—
Total	8,533,561	$59.05	2,856,959	$47.88

Liability-classified awards contributed $(236), $1,774 and $338 to stock-based compensation expense for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015 the Company had 58,555 liability-classified share awards outstanding, 10,313 of which were vested, and a total stock-based compensation liability balance of $691. The Company did not grant any cash-settled stock-based awards during 2015.

For the years ended December 31, 2015, 2014, and 2013, the aggregate intrinsic value of stock-based awards exercised was $116,933, $151,342 and $120,775, respectively. At December 31, 2015, the aggregate intrinsic value of stock awards outstanding was $157,397 and the aggregate intrinsic value of stock awards exercisable was $62,655.

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

A summary of the weighted average valuation inputs described above used for estimating the grant-date fair value of stock-settled stock appreciation rights awards granted in the periods indicated is as follows:

	Year ended December 31,
	2015	2014	2013
Expected term	4.1 years	4.2 years	4.1 years
Expected volatility	24.6%	25.8%	27.2%
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	1.5%	1.5%	0.7%

The Company estimates expected forfeitures based upon historical experience with separate groups of employees that have exhibited similar forfeiture behavior in the past. Stock-based compensation expense is recorded only for awards that are expected to vest.

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

Employee stock purchase plan

The Employee Stock Purchase Plan entitles qualifying employees to purchase up to $25 of the Company’s common stock during each calendar year. The amounts used to purchase stock are accumulated through payroll withholdings or through optional lump sum payments made in advance of the first day of the purchase right period. This compensatory plan allows employees to purchase stock for the lesser of 100% of the fair market value on the first day of the purchase right period or 85% of the fair market value on the last day of the purchase right period. Purchase right periods begin on January 1 and July 1, and end on December 31. Payroll withholdings and lump-sum payments related to the plan, included in accrued compensation and benefits and used to purchase the Company’s common stock for 2015, 2014 and 2013 participation periods, were $24,523, $19,010 and $12,817, respectively. Shares purchased pursuant to the plan’s 2015, 2014 and 2013 participation periods were 413,859, 297,954 and 237,961, respectively. At December 31, 2015, there were 422,401 shares remaining available for future grants under this plan.

The fair value of employees’ purchase rights was estimated as of the beginning dates of the purchase right periods using the Black-Scholes-Merton valuation model with the following weighted average assumptions for purchase right periods in 2015, 2014 and 2013, respectively: expected volatility of 26%, 27% and 28%; risk-free interest rate of 0.2%, 0.2% and 0.2%, and no dividends. Using these assumptions, the weighted average estimated fair value of these purchase rights was $18.76, $16.40 and $14.24 for 2015, 2014 and 2013, respectively.

Long-term incentive compensation expense and proceeds

For the years ended December 31, 2015, 2014 and 2013, the Company recognized $130,682, $118,970 and $84,841, respectively, in total LTIP expense, of which $56,664, $56,743 and $59,998, respectively, was stock-based compensation expense for stock appreciation rights, stock options, stock units and discounted employee stock plan purchases, which are primarily included in general and administrative expenses. The estimated tax benefits recorded for stock-based compensation in 2015, 2014 and 2013 were $19,689, $20,351 and $22,187, respectively. As of December 31, 2015, there was $123,966 total estimated unrecognized compensation cost for outstanding LTIP awards, including $63,599 related to stock-based compensation arrangements under the Company’s equity compensation and stock purchase plans. The Company expects to recognize the performance-based cash component of these LTIP costs over a weighted average remaining period of 1.0 year and the stock-based component of these LTIP costs over a weighted average remaining period of 1.3 years.

For the years ended December 31, 2015, 2014 and 2013, the Company received $45,749, $59,119 and $46,898, respectively, in actual tax benefits upon the exercise of stock awards. As a result of the Company issuing SSARs, beginning in 2013, the Company no longer has stock options outstanding and did not receive cash proceeds from stock option exercises during the years ended December 31, 2015, 2014 and 2013.

Stock repurchases

During the year ended December 31, 2015, the Company repurchased a total of 7,779,958 shares of its common stock for $575,380, or an average price of $73.96 per share. The Company also repurchased a total of 3,689,738 shares of its common stock during January 2016 for $249,481, or an average price of $67.61 per share.

On April 14, 2015, the Company’s Board of Directors approved additional share repurchases in the amount of $725,944. These share repurchases are in addition to the $274,056 remaining at that time under the Company’s Board of Directors’ prior share repurchase approval announced in November 2010. As a result of these transactions, the Company now has a total of $259,225 available under the current Board authorizations for additional share repurchases as of January 31, 2016. These share repurchase authorizations have no expiration dates. However, the Company is subject to share repurchase limitations under the terms of its Senior Secured Credit Facilities and the indentures governing its Senior Notes.

The Company did not repurchase any of its common stock during 2014 or 2013.

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

Changes in DaVita HealthCare Partners Inc.’s ownership interest in consolidated subsidiaries

The effects of changes in DaVita HealthCare Partners Inc.’s ownership interest on the Company’s equity are as follows:

	Year ended December 31,
	2015	2014	2013
Net income attributable to DaVita HealthCare Partners Inc.	$269,732	$723,114	$633,446
Increase (decrease) in paid-in capital for sales of noncontrolling interest	—	355	(1,442)
Decrease in paid-in capital for the purchase of noncontrolling interests	(55,826)	(5,357)	(3,119)
Net transfer to noncontrolling interests	(55,826)	(5,002)	(4,561)
Change from net income attributable to DaVita HealthCare Partners Inc. and transfers to noncontrolling interests	$213,906	$718,112	$628,885

During 2015, the Company acquired additional ownership interests in several existing majority-owned joint ventures for $66,382 in cash. In 2014, the Company also acquired additional ownership interests in several existing majority-owned joint ventures for $17,876 in cash and deferred purchase price of $136. In 2013, the Company acquired additional ownership interest in several existing majority-owned joint ventures for $3,569 and deferred purchase price of $209.

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

20.	Other comprehensive (loss) income

Charges and credits to other comprehensive (loss) income have been as follows:

	Interest rate swap and cap agreements	Investment securities	Foreign currency translation adjustments	Accumulated other comprehensive income (loss)
Balance at December 31, 2012	$(15,402)	$1,310	$(1,205)	$(15,297)
Unrealized (losses) gains	277	3,752	(2,216)	1,813
Related income tax	(108)	(1,452)	—	(1,560)
	169	2,300	(2,216)	253
Reclassification from accumulated other comprehensive losses (income) into net income	21,096	(802)	—	20,294
Related income tax	(8,207)	312	—	(7,895)
	12,889	(490)	—	12,399
Balance at December 31, 2013	$(2,344)	$3,120	$(3,421)	$(2,645)
Unrealized (losses) gains	(16,509)	425	(22,952)	(39,036)
Related income tax	6,450	(187)	—	6,263
	(10,059)	238	(22,952)	(32,773)
Reclassification from accumulated other comprehensive losses (income) into net income	17,409	(340)	—	17,069
Related income tax	(6,801)	133	—	(6,668)
	10,608	(207)	—	10,401
Balance at December 31, 2014	$(1,795)	$3,151	$(26,373)	$(25,017)
Unrealized losses	(20,085)	(1,974)	(23,889)	(45,948)
Related income tax	7,844	561	—	8,405
	(12,241)	(1,413)	(23,889)	(37,543)
Reclassification from accumulated other comprehensive losses (income) into net income	5,103	(618)	—	4,485
Related income tax	(1,992)	241	—	(1,751)
	3,111	(377)	—	2,734
Balance at December 31, 2015	$(10,925)	$1,361	$(50,262)	$(59,826)

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

On August 17, 2015, the Company entered into a definitive agreement to acquire Colorado-based Renal Ventures Limited, LLC (Renal Ventures), including a 100 percent interest in all dialysis centers owned by Renal Ventures, for approximately $415,000 in cash, subject to, among other things, adjustments for certain items such as working capital. Renal Ventures currently operates 36 dialysis clinics in six states serving approximately 2,400 patients, and also operates other ancillary businesses. The transaction is subject to approval by the Federal Trade Commission (FTC) including Hart-Scott-Rodino antitrust clearance. The Company anticipates that it will be required by the FTC to divest a certain number of outpatient dialysis centers as a condition of the transaction. The Company currently expects this transaction to close in 2016.

On November 23, 2015, the Company entered into a definitive merger agreement to acquire The Everett Clinic Medical Group (TEC), a Washington state physician group, for approximately $385,000 in cash, subject to, among other things, adjustments for certain items such as working capital. TEC has 500 providers in primary and specialty care locations throughout Snohomish County, Washington who care for more than 315,000 patients. The Company currently expects this transaction to close in early 2016.

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

During 2015, the Company acquired dialysis-related and other ancillary businesses consisting of six dialysis centers in the U.S., 21 dialysis centers outside of the U.S., three vascular access centers, and other medical businesses for a total of $96,469 in net cash and deferred purchase price and earn-outs of $8,395. During 2014, the Company acquired dialysis-related and other ancillary businesses consisting of 18 dialysis centers in the U.S., seven dialysis centers outside of the U.S. and other medical businesses for a total of $272,094 in net cash and deferred purchase price of $23,781. During 2013, the Company acquired dialysis-related and other ancillary businesses consisting of 26 dialysis centers in the U.S., 38 dialysis centers outside of the U.S. and other medical businesses for a total of $310,394 in net cash and deferred purchase price of $24,683.

The assets and liabilities for all acquisitions were recorded at their estimated fair values at the dates of the acquisitions and are included in the Company’s financial statements and operating results from the effective dates of the acquisitions. For several of the 2015 acquisitions, certain income tax amounts are pending final evaluation and quantification of any pre-acquisition tax contingencies. In addition, valuation of medical claims liabilities and certain other working capital items relating to several of these acquisitions are pending final quantification.

The following table summarizes the assets acquired and liabilities assumed in the above described transactions and recognized at their acquisition dates at estimated fair values, as well as the estimated fair value of the noncontrolling interests assumed in these transactions:

	Year ended December 31,
	2015	2014	2013
Current assets	$3,843	$915	$7,215
Property and equipment	12,436	5,999	23,760
Customer relationships	—	74,515	31,838
Non-compete agreements	8,959	16,585	17,710
Amortizable intangible and other long-term assets	4,345	4,193	31,098
Goodwill	97,093	221,514	271,267
Long-term deferred income taxes	(1,467)	—	(5,666)
Noncontrolling interests assumed	(18,905)	(25,963)	(22,880)
Liabilities assumed	(1,440)	(1,883)	(19,265)
Aggregate purchase cost	$104,864	$295,875	$335,077

Amortizable intangible assets acquired during 2015, 2014 and 2013 had weighted-average estimated useful lives of 8, 10 and 14 years, respectively. The majority of the intangible assets acquired relate to customer relationships and non-compete agreements. The weighted-average amortization period for customer relationships was 10 and 17 years for 2014 and 2013, respectively. The weighted-average amortization period for non-compete agreements was 8 years for both 2015 and 2014, and 9 years for 2013. The total amount of goodwill deductible for tax purposes associated with these acquisitions for 2015, 2014, and 2013 was approximately $73,733, $175,247 and $221,454, respectively.

Contingent earn-out obligations

The Company has several contingent earn-out obligations associated with acquisitions that could result in the Company paying the former shareholders of acquired companies a total of up to approximately $129,626 if certain EBITDA, operating income performance targets or quality margins are met over the next one to two years.

Contingent earn-out obligations are remeasured to fair value at each reporting date until the contingencies are resolved with changes in the liability due to the remeasurement recorded in earnings. See Note 24 to the consolidated financial statements for further details. As of December 31, 2015, the Company has estimated the fair value of these contingent earn-out obligations to be $34,135, of which a total of $29,050 is included in other liabilities and the remaining $5,085 is included in other long-term liabilities in the Company’s consolidated balance sheet.

The following is a reconciliation of changes in the contingent earn-out obligations for the year ended December 31, 2015:

Beginning balance, January 1, 2015	$39,129
Contingent earn-out obligations associated with acquisitions	990
Remeasurement of fair value	(428)
Payments of contingent earn-out obligations	(5,556)
$34,135

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

Pro forma financial information (unaudited)

The following summary, prepared on a pro forma basis, combines the results of operations as if all acquisitions and divestitures in 2015 and 2014 had been consummated as of the beginning of 2014, including the impact of certain adjustments such as amortization of intangibles, interest expense on acquisition financing and income tax effects.

	Year ended December 31,
	2015	2014
	(unaudited)
Pro forma net revenues	$13,798,581	$13,040,206
Pro forma net income attributable to DaVita HealthCare Partners Inc.	273,614	738,991
Pro forma basic net income per share attributable to DaVita HealthCare Partners Inc.	1.29	3.48
Pro forma diluted net income per share attributable to DaVita HealthCare Partners Inc.	1.27	3.41

22.	Variable interest entities

The Company relies on the operating activities of certain entities that it does not directly own or control, but over which it has indirect influence and of which it is considered the primary beneficiary. These entities are subject to the consolidation guidance applicable to variable interest entities (VIEs).

Under U.S. GAAP, VIEs typically include entities for which (i) the entity’s equity is not sufficient to finance its activities without additional subordinated financial support; (ii) the equity holders as a group lack the power to direct the activities that most significantly influence the entity’s economic performance, the obligation to absorb the entity’s expected losses, or the right to receive the entity’s expected returns; or (iii) the voting rights of some investors are not proportional to their obligations to absorb the entity’s losses.

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

The analyses upon which these consolidation determinations rest are complex, involve uncertainties, and require significant judgment on various matters, some of which could be subject to different interpretations. At December 31, 2015, these consolidated financial statements include total assets of VIEs of $706,978 and total liabilities and noncontrolling interests of VIEs to third parties of $330,213.

The Company also sponsors certain deferred compensation plans whose trusts qualify as VIEs and the Company consolidates each of these plans as their primary beneficiary. The assets of these plans are recorded in short-term or long-term investments with related liabilities recorded in accrued compensation and benefits and other long-term liabilities. See Note 16 for disclosures on the assets of these consolidated non-qualified deferred compensation plans.

23.	Concentrations

Approximately 66%, 67% and 66% of total U.S. dialysis services revenues in 2015, 2014 and 2013, respectively, are from government-based programs, principally Medicare and Medicaid. Related net accounts receivable and other receivables from Medicare, including Medicare-assigned plans, and Medicaid, including Medicaid-assigned plans, were approximately $827,258 and $705,532, as of December 31, 2015 and 2014, respectively.

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

Approximately 70%, 71% and 69% of HCP’s revenues in 2015, 2014 and 2013, respectively, are from government-based programs, principally Medicare and Medicaid. Approximately 61%, 64% and 67% for 2015, 2014 and 2013, respectively, of HCP’s capitated medical revenues are associated with three health plans. In addition, approximately 71% and 73% at December 31, 2015 and 2014, respectively, of HCP’s capitated accounts receivables are associated with three health plans.

There is no single commercial payor that accounted for more than 10% of total consolidated accounts receivable at December 31, 2015 and 2014.

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

The following tables summarize the Company’s assets, liabilities and temporary equity measured at fair value on a recurring basis as of December 31, 2015 and 2014:

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2015
Assets
Available for sale securities	$33,482	$33,482	$—	$—
Interest rate cap agreements	$15,127	$—	$15,127	$—
Interest rate swap agreements	$516	$—	$516	$—
Funds on deposit with third parties	$82,679	$82,679	$—	$—
Liabilities
Contingent earn-out obligations	$34,135	$—	$—	$34,135
Temporary equity
Noncontrolling interests subject to put provisions	$864,066	$—	$—	$864,066
December 31, 2014
Assets
Available for sale securities	$28,123	$28,123	$—	$—
Interest rate cap agreements	$13,934	$—	$13,934	$—
Interest rate swap agreements	$3,281	$—	$3,281	$—
Funds on deposit with third parties	$81,276	$81,276	$—	$—
Liabilities
Interest rate swap agreements	$1,457	$—	$1,457	$—
Contingent earn-out obligations	$39,129	$—	$—	$39,129
Temporary equity
Noncontrolling interests subject to put provisions	$829,965	$—	$—	$829,965

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

Other financial instruments consist primarily of cash, accounts receivable, accounts payable, other accrued liabilities and debt. The balances of the non-debt financial instruments are presented in the consolidated financial statements at December 31, 2015 and 2014 at their approximate fair values due to the short-term nature of their settlements. The carrying balance of the Company’s Senior Secured Credit Facilities totaled $4,372,500 as of December 31, 2015, and the fair value was approximately $4,370,188 based upon quoted market prices. The fair value of the Company’s senior notes was approximately $4,463,750 at December 31, 2015 based upon quoted market prices, as compared to the carrying amount of $4,500,000.

25.	Segment reporting

The Company operates two major divisions, Kidney Care and HCP. The Kidney Care division is comprised of the Company’s U.S. dialysis and related lab services business, various other ancillary services and strategic initiatives, including its international operations, and the Company’s corporate administrative support. The Company’s U.S. dialysis and related lab services business is the Company’s largest line of business, and is a leading provider of kidney dialysis services in the U.S. for patients suffering from chronic kidney failure, also known as ESRD. The Company’s HCP division is a patient- and physician-focused integrated healthcare delivery and management company with over two decades of providing coordinated outcomes-based medical care in a cost-effective manner.

The Company’s ancillary services and strategic initiatives consist primarily of pharmacy services, disease management services, vascular access services, clinical research programs, physician services, direct primary care and the Company’s international operations.

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

The Company’s separate operating segments include its U.S. dialysis and related lab services business, its HCP operations in each region, each of its ancillary services and strategic initiatives, and its international operations in the Asia Pacific, Latin American, and European and Middle Eastern markets and under the Saudi Ministry of Health charter. The U.S. dialysis and related lab services business and the HCP business each qualify as separately reportable segments, while all of the other ancillary services and strategic initiatives operating segments, including the international operating segments, have been combined and disclosed in the other segments category.

The Company’s operating segment financial information included in this report is prepared on the internal management reporting basis that the chief operating decision maker uses to allocate resources and assess the financial results of the operating segments. For internal management reporting, segment operations include direct segment operating expenses but exclude (i) the HCP contingent earn-out obligation adjustment, (ii) corporate administrative support costs, which consists primarily of indirect labor, benefits and long-term incentive based compensation of certain departments which provide support to all of the Company’s different operating lines of business and the reduction of a tax asset associated with the HCP acquisition escrow provisions.

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

The following is a summary of segment revenues, segment operating margin (loss), and a reconciliation of segment operating margin to consolidated income from continuing operations before income taxes:

	Year ended December 31,
	2015	2014	2013
Segment revenues:
U.S. dialysis and related lab services
Patient service revenues:
External sources	$8,980,515	$8,513,089	$7,998,692
Intersegment revenues	53,476	37,112	34,080
Total dialysis and related lab services revenues	9,033,991	8,550,201	8,032,772
Less: Provision for uncollectible accounts	(406,530)	(353,028)	(281,146)
Net dialysis and related lab services patient service revenues	8,627,461	8,197,173	7,751,626
Other revenues(1)	13,971	13,498	12,600
Total net dialysis and related lab services revenues	8,641,432	8,210,671	7,764,226
HCP
HCP revenues:
Capitated revenues	$3,436,705	$3,190,903	$2,919,964
Net patient service revenues	317,950	219,306	220,251
Other revenues(2)	82,470	91,374	55,723
Intersegment capitated and other revenues	136	716	250
Total revenues	$3,837,261	$3,502,299	$3,196,188
Other - Ancillary services and strategic initiatives
Net patient service revenues	$160,484	$122,087	$75,852
Capitated revenues	72,390	70,385	67,351
Other external sources	1,123,882	927,492	694,763
Intersegment revenues	25,674	19,535	13,916
Total ancillary services and strategic initiatives revenues	1,382,430	1,139,499	851,882
Total net segment revenues	13,861,123	12,852,469	11,812,296
Elimination of intersegment revenues	(79,286)	(57,363)	(48,246)
Consolidated net revenues	$13,781,837	$12,795,106	$11,764,050
Segment operating margin (loss):(3)
U.S. dialysis and related lab services	$1,259,632	$1,637,626	$1,200,198
HCP	33,929	214,983	385,253
Other—Ancillary services and strategic initiatives	(103,901)	(24,456)	(38,595)
Total segment margin	1,189,660	1,828,153	1,546,856
Reconciliation of segment operating margin to consolidated income from continuing operations before income taxes:
Contingent earn-out obligation adjustment	—	—	56,977
Corporate administrative support(4)	(18,965)	(13,012)	(53,699)
Consolidated operating income	1,170,695	1,815,141	1,550,134
Debt expense	(408,380)	(410,294)	(429,943)
Debt refinancing and redemption charges	(48,072)	(97,548)	—
Other income	8,893	2,374	4,787
Consolidated income from continuing operations before income taxes	$723,136	$1,309,673	$1,124,978

(1)	Includes management fees for providing management and administrative services to dialysis centers in which the Company owns a minority equity investment or which are wholly-owned by third parties.
(2)	Other revenues primarily relate to providing medical consulting services.

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

(3)	Certain costs previously reported in the ancillary services and strategic initiatives have been reclassified to U.S. dialysis and related lab services to conform to the current year presentation.
(4)	Corporate administrative support costs in 2013 also include $7,721 of an adjustment to reduce a tax asset associated with the HCP acquisition escrow provisions.

Depreciation and amortization expense by segment is as follows:

	December 31,
	2015	2014	2013

U.S. dialysis and related lab services	$438,238	$402,767	$355,879
HCP	174,118	169,485	158,356
Other - Ancillary services and strategic initiatives	25,668	18,683	14,502
	$638,024	$590,935	$528,737

Summary of assets by segment is as follows:

	December 31,
	2015	2014
Segment assets
U.S. dialysis and related lab services (including equity investments of $29,801 and $28,138, respectively)	$11,591,507	$10,633,813
HCP (including equity investments of $22,714 and $15,393, respectively)	6,150,666	6,285,984
Other - Ancillary services and strategic initiatives(1) (including equity investments of $20,853 and $22,106, respectively)	772,702	697,635
Consolidated assets	$18,514,875	$17,617,432

(1)	Includes approximately $69,519 and $ 44,146 in 2015 and 2014, respectively, of net property and equipment related to the Company’s international operations.

Expenditures for property and equipment by segment is as follows:

	December 31,
	2015	2014	2013

U.S. dialysis and related lab services	$584,513	$560,610	$554,345
HCP	66,800	27,885	31,582
Other - Ancillary services and strategic initiatives	56,685	52,835	31,670
	$707,998	$641,330	$617,597

26.	Supplemental cash flow information

The table below provides supplemental cash flow information:

	Year ended December 31,
	2015	2014	2013
Cash paid:
Income taxes	$156,075	$238,615	$341,426
Interest	405,120	351,967	405,030
Non-cash investing and financing activities:
Fixed assets under capital lease obligations	74,035	72,389	60,920

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

27.	Selected quarterly financial data (unaudited)

	2015				2014
	December 31	September 30	June 30	March 31	December 31	September 30	June 30	March 31
Net revenues	$3,533,589	$3,525,665	$3,434,618	$3,287,965	$3,328,017	$3,251,824	$3,172,489	$3,042,776
Operating income (loss)	$244,935	$509,368	$480,548	$(64,156)	$452,085	$437,536	$484,295	$441,225
Income (loss) before income taxes	$146,307	$408,371	$330,539	$(162,081)	$354,365	$336,412	$282,308	$336,588
Net (loss) income attributable to DaVita HealthCare Partners Inc.	$(6,000)	$215,872	$170,477	$(110,617)	$208,020	$184,122	$147,683	$183,289
Basic (loss) income per share attributable to DaVita HealthCare Partners Inc.	$(0.03)	$1.02	$0.80	$(0.52)	$0.98	$0.87	$0.70	$0.87
Basic net (loss) income per share attributable to DaVita HealthCare Partners Inc.	$(0.03)	$1.02	$0.80	$(0.52)	$0.98	$0.87	$0.70	$0.87
Diluted (loss) income per share attributable to DaVita HealthCare Partners Inc.	$(0.03)	$1.00	$0.78	$(0.52)	$0.96	$0.85	$0.68	$0.85
Diluted net (loss) income per share attributable to DaVita HealthCare Partners Inc.	$(0.03)	$1.00	$0.78	$(0.52)	$0.96	$0.85	$0.68	$0.85

28.	Consolidating financial statements

The following information is presented in accordance with Rule 3-10 of Regulation S-X. The operating and investing activities of the separate legal entities included in the Company’s consolidated financial statements are fully interdependent and integrated. Revenues and operating expenses of the separate legal entities include intercompany charges for management and other services. The Company’s Senior Notes are guaranteed by substantially all of its domestic subsidiaries. Each of the guarantor subsidiaries has guaranteed the Senior Notes on a joint and several basis. However, the guarantor subsidiaries can be released from their obligations in the event of a sale or other disposition of all or substantially all of the assets of such subsidiary, including by merger or consolidation or the sale of all equity interests in such subsidiary owned by the Company, if such subsidiary guarantor is designated as an unrestricted subsidiary or otherwise ceases to be a restricted subsidiary, and if such subsidiary guarantor no longer guaranties any other indebtedness of the Company. Certain domestic subsidiaries, foreign subsidiaries, joint ventures, partnerships and third parties are not guarantors of the Senior Notes.

Consolidating Statements of Income

	DaVita HealthCare Partners Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
For the year ended December 31, 2015
Patient services revenues	$—	$6,576,380	$3,050,003	$(146,104)	$9,480,279
Less: Provision for uncollectible accounts	—	(285,454)	(142,406)	—	(427,860)
Net patient service revenues	—	6,290,926	2,907,597	(146,104)	9,052,419
Capitated revenues	—	1,776,311	1,733,027	(243)	3,509,095
Other revenues	727,887	1,875,133	32,137	(1,414,834)	1,220,323
Total net revenues	727,887	9,942,370	4,672,761	(1,561,181)	13,781,837
Operating expenses and charges	488,595	9,563,862	4,119,866	(1,561,181)	12,611,142
Operating income	239,292	378,508	552,895	—	1,170,695
Debt (expense) and refinancing charges	(449,598)	(340,176)	(42,500)	375,822	(456,452)
Other income, net	365,752	11,562	7,401	(375,822)	8,893
Income tax expense	81,221	173,063	41,442	—	295,726
Equity earnings in subsidiaries	195,507	318,676	—	(514,183)	—
Net income	269,732	195,507	476,354	(514,183)	427,410
Less: Net income attributable to noncontrolling interests	—	—	—	(157,678)	(157,678)
Net income attributable to DaVita HealthCare Partners Inc.	$269,732	$195,507	$476,354	$(671,861)	$269,732

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

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

Consolidating Statements of Comprehensive Income

	DaVita HealthCare Partners Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
For the year ended December 31, 2015
Net income	$269,732	$195,507	$476,354	$(514,183)	$427,410
Other comprehensive loss	(10,920)	—	(23,889)	—	(34,809)
Total comprehensive income	258,812	195,507	452,465	(514,183)	392,601
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	(157,678)	(157,678)
Comprehensive income attributable to DaVita HealthCare Partners Inc.	$258,812	$195,507	$452,465	$(671,861)	$234,923
For the year ended December 31, 2014
Net income	$723,114	$647,085	$475,907	$(982,776)	$863,330
Other comprehensive income (losses)	580	—	(22,952)	—	(22,372)
Total comprehensive income	723,694	647,085	452,955	(982,776)	840,958
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	(140,216)	(140,216)
Comprehensive income attributable to DaVita HealthCare Partners Inc.	$723,694	$647,085	$452,955	$(1,122,992)	$700,742
For the year ended December 31, 2013
Net income	$633,446	$522,778	$397,259	$(796,282)	$757,201
Other comprehensive income (losses)	14,868	—	(2,216)	—	12,652
Total comprehensive income	648,314	522,778	395,043	(796,282)	769,853
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	(123,755)	(123,755)
Comprehensive income attributable to DaVita HealthCare Partners Inc.	$648,314	$522,778	$395,043	$(920,037)	$646,098

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

Consolidating Balance Sheets

	DaVita HealthCare Partners Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
As of December 31, 2015
Cash and cash equivalents	$1,186,636	$109,357	$203,123	$—	$1,499,116
Accounts receivable, net	—	929,390	794,838	—	1,724,228
Other current assets	431,504	769,947	78,485	—	1,279,936
Total current assets	1,618,140	1,808,694	1,076,446	—	4,503,280
Property and equipment, net	268,066	1,575,890	944,784	—	2,788,740
Intangible assets, net	540	1,634,920	51,866	—	1,687,326
Investments in subsidiaries	8,893,079	1,597,185	—	(10,490,264)	—
Intercompany receivables	3,474,133	—	701,814	(4,175,947)	—
Other long-term assets and investments	74,458	53,346	113,246	—	241,050
Goodwill	—	7,834,257	1,460,222	—	9,294,479
Total assets	$14,328,416	$14,504,292	$4,348,378	$(14,666,211)	$18,514,875
Current liabilities	$185,217	$1,730,123	$483,798	$—	$2,399,138
Intercompany payables	—	2,750,102	1,425,845	(4,175,947)	—
Long-term debt and other long-term liabilities	8,730,673	1,130,988	305,838	—	10,167,499
Noncontrolling interests subject to put provisions	541,746	—	—	322,320	864,066
Total DaVita HealthCare Partners Inc. shareholders' equity	4,870,780	8,893,079	1,597,185	(10,490,264)	4,870,780
Noncontrolling interests not subject to put provisions	—	—	535,712	(322,320)	213,392
Total equity	4,870,780	8,893,079	2,132,897	(10,812,584)	5,084,172
Total liabilities and equity	$14,328,416	$14,504,292	$4,348,378	$(14,666,211)	$18,514,875
As of December 31, 2014
Cash and cash equivalents	$698,876	$77,921	$188,444	$—	$965,241
Accounts receivable, net	—	915,851	609,998	—	1,525,849
Other current assets	362,045	715,012	68,023	—	1,145,080
Total current assets	1,060,921	1,708,784	866,465	—	3,636,170
Property and equipment, net	195,690	1,473,188	800,221	—	2,469,099
Intangible assets, net	682	1,811,250	52,910	—	1,864,842
Investments in subsidiaries	8,868,335	1,561,195	—	(10,429,530)	—
Intercompany receivables	3,723,453	—	564,241	(4,287,694)	—
Other long-term assets and investments	70,309	60,385	101,332	—	232,026
Goodwill	—	7,958,221	1,457,074	—	9,415,295
Total assets	$13,919,390	$14,573,023	$3,842,243	$(14,717,224)	$17,617,432
Current liabilities	$180,977	$1,493,242	$414,432	$—	$2,088,651
Intercompany payables	—	3,126,261	1,161,433	(4,287,694)	—
Long-term debt and other long-term liabilities	8,039,579	1,085,185	213,741	—	9,338,505
Noncontrolling interests subject to put provisions	528,321	—	—	301,644	829,965
Total DaVita HealthCare Partners Inc. shareholders' equity	5,170,513	8,868,335	1,561,195	(10,429,530)	5,170,513
Noncontrolling interests not subject to put provisions	—	—	491,442	(301,644)	189,798
Total equity	5,170,513	8,868,335	2,052,637	(10,731,174)	5,360,311
Total liabilities and equity	$13,919,390	$14,573,023	$3,842,243	$(14,717,224)	$17,617,432

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

Consolidating Statements of Cash Flows

	DaVita HealthCare Partners Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
For the year ended December 31, 2015
Cash flows from operating activities:
Net income	$269,732	$195,507	$476,354	$(514,183)	$427,410
Changes in operating assets and liabilities and non-cash items included in net income	(146,531)	688,106	74,032	514,183	1,129,790
Net cash provided by operating activities	123,201	883,613	550,386	—	1,557,200
Cash flows from investing activities:
Additions of property and equipment, net	(115,269)	(319,695)	(273,034)	—	(707,998)
Acquisitions	—	(76,983)	(19,486)	—	(96,469)
Proceeds from asset sales	—	19,715	—	—	19,715
Purchase of investments and other items	(74,474)	(2,144)	(20,414)	—	(97,032)
Net cash used in investing activities	(189,743)	(379,107)	(312,934)	—	(881,784)
Cash flows from financing activities:
Long-term debt and related financing costs, net	640,009	(11,953)	(8,358)	—	619,698
Intercompany borrowing	486,588	(394,735)	(91,853)	—	—
Other items	(572,295)	(66,382)	(119,991)	—	(758,668)
Net cash provided by (used in) financing activities	554,302	(473,070)	(220,202)	—	(138,970)
Effect of exchange rate changes on cash	—	—	(2,571)	—	(2,571)
Net increase in cash and cash equivalents	487,760	31,436	14,679	—	533,875
Cash and cash equivalents at beginning of the year	698,876	77,921	188,444	—	965,241
Cash and cash equivalents at the end of the year	$1,186,636	$109,357	$203,123	$—	$1,499,116
For the year ended December 31, 2014
Cash flows from operating activities:
Net income	$723,114	$647,085	$475,907	$(982,776)	$863,330
Changes in operating assets and liabilities and non-cash items included in net income	(597,992)	120,772	90,521	982,776	596,077
Net cash provided by operating activities	125,122	767,857	566,428	—	1,459,407
Cash flows from investing activities:
Additions of property and equipment, net	(51,374)	(312,191)	(277,765)	—	(641,330)
Acquisitions	—	(228,569)	(43,525)	—	(272,094)
Proceeds from asset sales	—	8,791	—	—	8,791
Purchase of investments and other items	(333,803)	(316)	(38,977)	—	(373,096)
Net cash used in investing activities	(385,177)	(532,285)	(360,267)	—	(1,277,729)
Cash flows from financing activities:
Long-term debt and related financing costs, net	4,513	(12,545)	43	—	(7,989)
Intercompany borrowing	410,437	(282,461)	(127,976)	—	—
Other items	(58,207)	(14,099)	(84,684)	—	(156,990)
Net cash provided by (used in) financing activities	356,743	(309,105)	(212,617)	—	(164,979)
Effect of exchange rate changes on cash	—	—	2,293	—	2,293
Net increase (decrease) in cash and cash equivalents	96,688	(73,533)	(4,163)	—	18,992
Cash and cash equivalents at beginning of the year	602,188	151,454	192,607	—	946,249
Cash and cash equivalents at the end of the year	$698,876	$77,921	$188,444	$—	$965,241

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

Consolidating Statements of Cash Flows

	DaVita HealthCare Partners Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
For the year ended December 31, 2013
Cash flows from operating activities:
Net income	$633,446	$522,778	$397,259	$(796,282)	$757,201
Changes in operating assets and liabilities and non-cash items included in net income	(443,071)	523,440	139,489	796,282	1,016,140
Net cash provided by operating activities	190,375	1,046,218	536,748	—	1,773,341
Cash flows from investing activities:
Additions of property and equipment, net	(55,252)	(337,919)	(224,426)	—	(617,597)
Acquisitions	—	(156,830)	(153,564)	—	(310,394)
Proceeds from asset sales	60,650	1,608	—	—	62,258
Purchase of investments and other items	(4,944)	(3,502)	(2,703)	—	(11,149)
Net cash provided by (used in) by investing activities	454	(496,643)	(380,693)	—	(876,882)
Cash flows from financing activities:
Long-term debt and related financing costs, net	(421,739)	(11,061)	(5,207)	—	(438,007)
Intercompany borrowing	585,441	(557,893)	(27,548)	—	—
Other items	52,620	4,726	(102,330)	—	(44,984)
Net cash provided by (used in) financing activities	216,322	(564,228)	(135,085)	—	(482,991)
Effect of exchange rate changes on cash	—	—	(967)	—	(967)
Net increase (decrease) in cash and cash equivalents	407,151	(14,653)	20,003	—	412,501
Cash and cash equivalents at beginning of the year	195,037	166,107	172,604	—	533,748
Cash and cash equivalents at the end of the year	$602,188	$151,454	$192,607	$—	$946,249

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

29.	Supplemental data (unaudited)

The following information is presented as supplemental data as required by the indentures governing the Company’s Senior Notes.

Condensed Consolidating Statements of Income

	Consolidated Total	Physician Groups	Unrestricted Subsidiaries	Company and Restricted Subsidiaries(1)
For the year ended December 31, 2015
Patient services revenues	$9,480,279	$133,036	$—	$9,347,243
Less: Provision for uncollectible accounts	(427,860)	(7,937)	—	(419,923)
Net patient service revenues	9,052,419	125,099	—	8,927,320
Capitated revenues	3,509,095	1,649,176	—	1,859,919
Other revenues	1,220,323	7,849	—	1,212,474
Total net revenues	13,781,837	1,782,124	—	11,999,713
Operating expenses and charges	12,611,142	1,700,384	(13)	10,910,771
Operating income	1,170,695	81,740	13	1,088,942
Debt (expense) and refinancing charges	(456,452)	(9,986)	—	(446,466)
Other income, net	8,893	434	—	8,459
Income tax expense	295,726	20,491	5	275,230
Net income	427,410	51,697	8	375,705
Less: Net income attributable to noncontrolling interests	(157,678)	—	—	(157,678)
Net income attributable to DaVita HealthCare Partners Inc.	$269,732	$51,697	$8	$218,027

Condensed Consolidating Statements of Comprehensive Income

	Consolidated Total	Physician Groups	Unrestricted Subsidiaries	Company and Restricted Subsidiaries(1)
For the year ended December 31, 2015
Net income (losses)	$427,410	$51,697	$8	$375,705
Other comprehensive losses	(34,809)	—	—	(34,809)
Total comprehensive income (losses)	392,601	51,697	8	340,896
Less: Comprehensive income attributable to noncontrolling interest	(157,678)	—	—	(157,678)
Comprehensive income (losses) attributable to DaVita HealthCare Partners Inc.	$234,923	$51,697	$8	$183,218

(1)	After the elimination of the unrestricted subsidiaries and the physician groups

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

Condensed Consolidating Balance Sheets

	Consolidated Total	Physician Groups	Unrestricted Subsidiaries	Company and Restricted Subsidiaries(1)
As of December 31, 2015
Cash and cash equivalents	$1,499,116	$88,245	$—	$1,410,871
Accounts receivable, net	1,724,228	357,126	—	1,367,102
Other current assets	1,279,936	15,714	—	1,264,222
Total current assets	4,503,280	461,085	—	4,042,195
Property and equipment, net	2,788,740	1,836	—	2,786,904
Amortizable intangibles, net	1,687,326	5,937	—	1,681,389
Other long-term assets	241,050	73,794	2,824	164,432
Goodwill	9,294,479	15,967	—	9,278,512
Total assets	$18,514,875	$558,619	$2,824	$17,953,432
Current liabilities	$2,399,138	$234,182	$—	$2,164,956
Payables to parent	—	206,429	2,824	(209,253)
Long-term debt and other long-term liabilities	10,167,499	49,782	—	10,117,717
Noncontrolling interests subject to put provisions	864,066	—	—	864,066
Total DaVita HealthCare Partners Inc. shareholders'’ equity	4,870,780	68,226	—	4,802,554
Noncontrolling interests not subject to put provisions	213,392	—	—	213,392
Shareholders' equity	5,084,172	68,226	—	5,015,946
Total liabilities and shareholder's equity	$18,514,875	$558,619	$2,824	$17,953,432

Condensed Consolidating Statements of Cash Flows

	Consolidated Total	Physician Groups	Unrestricted Subsidiaries	Company and Restricted Subsidiaries(1)
For the year ended December 31, 2015
Cash flows from operating activities:
Net income	$427,410	$51,697	$8	$375,705
Changes in operating and intercompany assets and liabilities and non-cash items included in net income	1,129,790	(101,217)	(8)	1,231,015
Net cash provided by operating activities	1,557,200	(49,520)	—	1,606,720
Cash flows from investing activities:
Additions of property and equipment	(707,998)	(355)	—	(707,643)
Acquisitions and divestitures, net	(96,469)	—	—	(96,469)
Proceeds from asset sales	19,715	—	—	19,715
Investments and other items	(97,032)	(3,124)	—	(93,908)
Net cash used in investing activities	(881,784)	(3,479)	—	(878,305)
Cash flows from financing activities:
Long-term debt and related financing costs, net	619,698	—	—	619,698
Intercompany	—	28,796	—	(28,796)
Other items	(758,668)	—	—	(758,668)
Net cash used in financing activities	(138,970)	28,796	—	(167,766)
Effect of exchange rate changes on cash	(2,571)	—	—	(2,571)
Net increase (decrease) in cash	533,875	(24,203)	—	558,078
Cash at beginning of the year	965,241	112,448	—	852,793
Cash at the end of the year	$1,499,116	$88,245	$—	$1,410,871

(1)	After the elimination of the unrestricted subsidiaries and the physician groups

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Annual Report on Form 10-K to be signed on our behalf by the undersigned, thereunto duly authorized, in the City of Denver, State of Colorado, on February 26, 2016.

DAVITA HEALTHCARE PARTNERS INC.

By:	/S/ KENT J. THIRY
Kent J. Thiry Chairman and Chief Executive Officer

KNOW ALL MEN BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Kent J. Thiry, James K. Hilger, and Martha Ha, and each of them his or her true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ KENT J. THIRY	Chairman and Chief Executive Officer	February 26, 2016
Kent J. Thiry	(Principal Executive Officer)

/S/ JAMES K. HILGER	Interim Chief Financial Officer and	February 26, 2016
James K. Hilger	Chief Accounting Officer
(Principal Accounting Officer)

/S/ PAMELA M. ARWAY	Director	February 26, 2016
Pamela M. Arway

/S/ CHARLES G. BERG	Director	February 26, 2016
Charles G. Berg

/S/ CAROL A. DAVIDSON	Director	February 26, 2016
Carol A. Davidson

/S/ BARBARA J. DESOER	Director	February 26, 2016
Barbara J. Desoer

/S/ PAUL J. DIAZ	Director	February 26, 2016
Paul J. Diaz

/S/ PETER T. GRAUER	Director	February 26, 2016
Peter T. Grauer

/S/ JOHN M. NEHRA	Director	February 26, 2016
John M. Nehra

Signature	Title	Date

/S/ WILLIAM L. ROPER	Director	February 26, 2016
William L. Roper

/S/ ROGER J. VALINE	Director	February 26, 2016
Roger J. Valine

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

DaVita HealthCare Partners Inc.:

Under date of February 26, 2016, we reported on the consolidated balance sheets of DaVita HealthCare Partners Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three‑year period ended December 31, 2015, which are included in the Annual Report on Form 10‑K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement Schedule II‑Valuation and Qualifying Accounts included in the Annual Report on Form 10‑K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Seattle, Washington

February 26, 2016

DAVITA HEALTHCARE PARTNERS INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Balance at		Amounts		Balance
	beginning		charged	Amounts	at end of
Description	of year	Acquisitions	to income	written off	year
	(in thousands)
Allowance for uncollectible accounts:
Year ended December 31, 2013	$245,122	$—	$298,711	$306,690	$237,143
Year ended December 31, 2014	$237,143	$—	$381,337	$375,806	$242,674
Year ended December 31, 2015	$242,674	$—	$437,100	$415,630	$264,144

EXHIBIT INDEX

2.1	Agreement and Plan of Merger, dated as of May 20, 2012, by and among DaVita Inc., Seismic Acquisition LLC, HealthCare Partners Holdings, LLC, and the Member Representative.(36)

2.2

Amendment, dated as of July 6, 2012, to the Agreement and Plan of Merger, dated as of May 20, 2012, by and among DaVita Inc., Seismic Acquisition LLC, HealthCare Partners Holdings, LLC, and the Member Representative.(37)

3.1	Amended and Restated Certificate of Incorporation of Total Renal Care Holdings, Inc. (TRCH), dated December 4, 1995.(1)

3.2	Certificate of Amendment of Certificate of Incorporation of TRCH, dated February 26, 1998.(2)

3.3	Certificate of Amendment of Certificate of Incorporation of DaVita Inc. (formerly Total Renal Care Holdings, Inc.), dated October 5, 2000.(3)

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of DaVita Inc., as amended dated May 30, 2007.(16)

3.5	Certificate of Ownership and Merger Merging DaVita Name Change, Inc. with and into DaVita Inc., as filed with Secretary of State of the State of Delaware on November 1, 2012.(40)

3.6	Amended and Restated Bylaws for DaVita Inc. dated as of March 10, 2011.(17)

4.1	Indenture, dated August 28, 2012, by and among DaVita Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee.(38)

4.2	Form of 5.750% Senior Notes due 2022 and related Guarantee (included in Exhibit 4.1).(38)

4.3	Indenture, dated June 13, 2014, by and among DaVita HealthCare Partners Inc., the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee. (44)

4.4	Form of 5.125% Senior Notes due 2024 and related Guarantee (included in Exhibit 4.3). (44)

4.5

Second Supplemental Indenture for the 5.750% Senior Notes due 2022, dated June 13, 2014, by and among DaVita HealthCare Partners Inc., the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee. (45)

4.6

Indenture for the 5.000% Senior Notes due 2025, dated April 17, 2015, by and among DaVita HealthCare Partners Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee. (28)

4.7	Form of 5.000% Senior Notes due 2025 and related Guarantee (included in Exhibit 4.6). (28)

10.1	Employment Agreement, dated as of October 19, 2009, by and between DaVita Inc. and Kim M. Rivera.(29)*

10.2	Employment Agreement, dated as of October 31, 2005, effective October 24, 2005, by and between DaVita Inc. and Dennis Kogod.(8)*

10.3	Amendment to Mr. Kogod’s Employment Agreement, effective December 12, 2008.(23)*

10.4	Second Amendment to Mr. Kogod’s Employment Agreement, effective December 31, 2012.(23)*

10.5	Employment Agreement, effective September 22, 2005, by and between DaVita Inc. and James Hilger.(10)*

10.6	Amendment to Mr. Hilger’s Employment Agreement, effective December 12, 2008.(23)*

10.7	Second Amendment to Mr. Hilger’s Employment Agreement, effective December 27, 2012.(42)*

10.8	Employment Agreement, effective July 25, 2008, between DaVita Inc. and Kent J. Thiry.(20)*

10.9	Employment Agreement, effective August 1, 2008, between DaVita Inc. and Allen Nissenson.(21)*

10.10	Employment Agreement, effective March 3, 2008, between DaVita Inc. and David Shapiro.(23)*

10.11	Amendment to Mr. Shapiro’s Employment Agreement, effective December 4, 2008.(23)*

10.12	Employment Agreement, effective March 17, 2010, by and between DaVita Inc. and Javier Rodriguez.(25)*

10.13	Memorandum Relating to Bonus Structure for Kent J. Thiry.(26)*

10.14	Memorandum Relating to Bonus Structure for Dennis L. Kogod.(26)*

10.15	Form of Indemnity Agreement.(15)*

10.16	Form of Indemnity Agreement.(9)*

10.17	Executive Incentive Plan (as Amended and Restated effective January 1, 2009).(24)*

10.18	Executive Retirement Plan.(23)*

10.19	DaVita Voluntary Deferral Plan.(7)*

10.20	Deferred Bonus Plan (Prosperity Plan).(22)*

10.21	Amendment No. 1 to Deferred Bonus Plan (Prosperity Plan).(23)*

10.22	Amended and Restated Employee Stock Purchase Plan.(18)*

10.23	Amended and Restated DaVita Healthcare Partners Inc. Severance Plan. (42)*

10.24	Change in Control Bonus Program.(23)*

10.25	Non-Management Director Compensation Philosophy and Plan.(19)*

10.26	Amended and Restated 2002 Equity Compensation Plan.(6)*

10.27	Amended and Restated 2002 Equity Compensation Plan.(14)*

10.28	Amended and Restated 2002 Equity Compensation Plan.(18)*

10.29	Amended and Restated 2002 Equity Compensation Plan.(23)*

10.30	DaVita Inc. 2002 Equity Compensation Plan.(27)*

10.31	Form of Non-Qualified Stock Option Agreement—Employee (DaVita Inc. 1999 Non-Executive Officer and Non-Director Equity Compensation Plan.(13)*

10.32	Form of Non-Qualified Stock Option Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(4)*

10.33	Form of Non-Qualified Stock Option Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(11)*

10.34	Form of Non-Qualified Stock Option Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(13)*

10.35	Form of Restricted Stock Units Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(4)*

10.36	Form of Restricted Stock Units Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(11)*

10.37	Form of Restricted Stock Units Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(13)*

10.38	Form of Restricted Stock Units Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(23)*

10.39	Form of Stock Appreciation Rights Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(11)*

10.40	Form of Stock Appreciation Rights Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(13)*

10.41	Form of Stock Appreciation Rights Agreement—Board (DaVita Inc. 2002 Equity Compensation Plan).(21)*

10.42	Form of Stock Appreciation Rights Agreement—Board members (DaVita Inc. 2011 Incentive Award Plan).(32)*

10.43	Form of Restricted Stock Units Agreement—Board (DaVita Inc. 2002 Equity Compensation Plan).(21)*

10.44	Form of Restricted Stock Units Agreement—Board members (DaVita Inc. 2011 Incentive Award Plan).(32)*

10.45	Form of Non-Qualified Stock Option Agreement—Board (DaVita Inc. 2002 Equity Compensation Plan).(21)*

10.46	Form of Stock Appreciation Rights Agreement—Executives (DaVita Inc. 2011 Incentive Award Plan).(32)*

10.47	Form of Restricted Stock Units Agreement—Executives (DaVita Inc. 2011 Incentive Award Plan).(32)*

10.48	Form of Restricted Stock Units Agreement (DaVita Inc. 2011 Incentive Award Plan). (42)*

10.49	Form of Stock Appreciation Rights Agreement (DaVita Inc. 2011 Incentive Award Plan). (42)*

10.50	Form of Long-Term Incentive Program Award Agreement (For 162(m) designated teammates) (DaVita Inc. 2011 Incentive Award Plan).(42) *

10.51	Form of Long-Term Incentive Program Award Agreement (DaVita Inc. 2011 Incentive Award Plan). (42)*

10.52

Credit Agreement, dated as of June 24, 2014, by and among DaVita Healthcare Partners Inc., the guarantors the guarantors party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, Barclays Bank PLC, and Wells Fargo Bank, National Association as Co-Syndication Agents, Bank of America, N.A., Credit Suisse AG, Goldman Sachs Bank USA, JPMorgan Chase Bank, N.A., Morgan Stanley Senior Funding, Inc., and SunTrust Bank, as Co-Documentation Agents, Barclays Bank PLC, Wells Fargo Securities, LLC, Credit Suisse Securities (USA) LLC, Goldman Sachs Bank USA, J.P. Morgan Securities, LLC, Bank of America, N.A., Morgan Stanley Senior Funding, Inc., and SunTrust Robinson Humphrey, Inc. as Joint Lead Arrangers and Joint Bookrunners, The Bank of Nova Scotia, Credit Agricole Securities (USA) Inc., The Bank of Tokyo-Mitsubishi UFJ, Ltd., and Sumitomo Mitsui Banking Corporation, as Senior Managing Agents, HSBC Securities (USA) Inc., Fifth Third Bank, and Compass Bank as Managing Agents. (45)

10.53	Perfection Certificate executed as of October 20, 2010 and delivered in connection with the closing of the Credit Agreement filed as Exhibit 10.68.(34)**

10.54	Dialysis Organization Agreement between DaVita Inc. and Amgen USA Inc. dated December 20, 2007.(22)**

10.55	Dialysis Organization Agreement between DaVita Inc. and Amgen USA Inc. dated December 17, 2010.(30)**

10.56	Amended and Restated DaVita HealthCare Partners Inc. 2011 Incentive Award Plan.(45)*

10.57	Amendment No. 2 to Dialysis Organization Agreement between DaVita Inc. and Amgen USA Inc. effective as of July 1, 2011.(33)**

10.58	Sourcing and Supply Agreement between DaVita Inc. and Amgen USA Inc. effective as of January 1, 2012.(35)**

10.59	Amendment No. 1 to Sourcing and Supply Agreement between DaVita HealthCare Partners Inc. and Amgen USA Inc. effective as of January 1, 2013.(42)**

10.60	Voting Agreement, dated as of May 20, 2012, by and among DaVita Inc., HealthCare Partners Holdings, LLC, and HealthCare Partners Medical Group.(36)

10.61	Support Agreement, dated as of May 20, 2012, by and among DaVita Inc., HealthCare Partners Holdings, LLC, and Dr. Robert Margolis.(36)

10.62	Support Agreement, dated as of May 20, 2012, by and among DaVita Inc., HealthCare Partners Holdings, LLC, and Dr. William Chin.(36)

10.63	Support Agreement, dated as of May 20, 2012, by and among DaVita Inc., HealthCare Partners Holdings, LLC, and Matthew Mazdyasni.(36)

10.64	Support Agreement, dated as of May 20, 2012, by and among DaVita Inc., HealthCare Partners Holdings, LLC, and Dr. Thomas Paulsen.(36)

10.65

Form of Non-Competition and Non-Solicitation Agreement, dated as of May 20, 2012, between DaVita Inc. and Dr. Robert Margolis, Dr. William Chin, Dr. Thomas Paulsen, Mr. Zan Calhoun, and Ms. Lori Glisson.(36)

10.66	Form of Non-Competition and Non-Solicitation Agreement, dated as of May 20, 2012, between DaVita Inc. and Mr. Matthew Mazdyasni, Dr. Sherif Abdou, and Dr. Amir Bacchus.(36)

10.67

Escrow Agreement, dated as of August 28, 2012, by and among DaVita Inc., The Bank of New York Mellon Trust Company, N.A., as trustee, The Bank of New York Mellon Trust Company, N.A., as escrow agent and The Bank of New York Mellon Trust Company, N.A., as bank and securities intermediary.(38)

10.68	Employment Agreement, dated as of May 20, 2012, effective as of the November 1, 2012, by and among Dr. Robert Margolis, DaVita Inc. and HealthCare Partners Holdings, LLC.(39)*

10.69	Amendment to Dr. Margolis’ Employment Agreement, effective December 31, 2012.(42)*

10.70	Employment Agreement, effective July 5, 2013, between DaVita HealthCare Partners Inc. and Garry E. Menzel.(41)*

10.71

Form of 2014 Long Term Incentive Program Cash Performance Award Agreement under the DaVita HealthCare Partners Inc. 2011 Incentive Award Plan and Long-Term Incentive Program (for 162(m) designated teammates). (46) * **

10.72	Form of 2014 Long Term Incentive Program Cash Performance Award Agreement under the DaVita HealthCare Partners Inc. 2011 Incentive Award Plan and Long-Term Incentive Program. (46)* **

10.73

Form of 2014 Long Term Incentive Program Performance Stock Units Agreement under the DaVita HealthCare Partners Inc. 2011 Incentive Award Plan and Long-Term Incentive Program (for 162(m) designated teammates). (46) * **

10.74	Form of 2014 Long Term Incentive Program Restricted Stock Units Agreement under the DaVita HealthCare Partners Inc. 2011 Incentive Award Plan and Long-Term Incentive Program. (46) *

10.75	Form of 2014 Long Term Incentive Program Stock Appreciation Rights Agreement under the DaVita HealthCare Partners Inc. 2011 Incentive Award Plan and Long-Term Incentive Program. (46) *

10.76	Corporate Integrity Agreement, dated as of October 22, 2014, by and among the Office of Inspector General of The Department of Health and Human Services and DaVita HealthCare Partners, Inc. (47)

12.1	Computation of Ratio of Earnings to Fixed Charges.✓

14.1	DaVita Inc. Corporate Governance Code of Ethics.(5)

21.1	List of our subsidiaries.✓

23.1	Consent of KPMG LLP, independent registered public accounting firm.✓

24.1	Powers of Attorney with respect to DaVita. (Included on Page II-1).

31.1	Certification of the Chief Executive Officer, dated February 26, 2016, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.✓

31.2	Certification of the Chief Financial Officer, dated February 26, 2016, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.✓

32.1	Certification of the Chief Executive Officer, dated February 26, 2016, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.✓

32.2	Certification of the Chief Financial Officer, dated February 26, 2016, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.✓

101.INS	XBRL Instance Document. ✓

101.SCH	XBRL Taxonomy Extension Schema Document. ✓

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. ✓

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. ✓

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. ✓

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. ✓

✓	Included in this filing.
*	Management contract or executive compensation plan or arrangement.
**	Portions of this exhibit are subject to a request for confidential treatment and have been redacted and filed separately with the SEC.
(1)	Filed on March 18, 1996 as an exhibit to the Company’s Transitional Report on Form 10-K for the transition period from June 1, 1995 to December 31, 1995.
(2)	Filed on March 31, 1998 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.
(3)	Filed on March 20, 2001 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.
(4)	Filed on November 8, 2004 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.
(5)	Filed on February 27, 2004 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
(6)	Filed on May 4, 2005 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.
(7)	Filed on November 8, 2005 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.
(8)	Filed on November 4, 2005 as an exhibit to the Company’s Current Report on Form 8-K.
(9)	Filed on March 3, 2005 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

(10)	Filed on August 7, 2006 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2006.
(11)	Filed on July 6, 2006 as an exhibit to the Company’s Current Report on Form 8-K.
(12)	Filed on November 3, 2006 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
(13)	Filed on October 18, 2006 as an exhibit to the Company’s Current Report on Form 8-K.
(14)	Filed on July 31, 2006 as an exhibit to the Company’s Current Report on Form 8-K.
(15)	Filed on December 20, 2006 as an exhibit to the Company’s Current Report on Form 8-K.
(16)	Filed on August 6, 2007 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.
(17)	Filed on March 17, 2011 as an exhibit to the Company’s Current Report on Form 8-K/A.
(18)	Filed on June 4, 2007 as an exhibit to the Company’s Current Report on Form 8-K.
(19)	Filed on May 8, 2008 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.
(20)	Filed on July 31, 2008 as an exhibit to the Company’s Current Report on Form 8-K.
(21)	Filed on November 6, 2008 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.
(22)	Filed on February 29, 2008 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
(23)	Filed on February 27, 2009 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008
(24)	Filed on June 18, 2009 as an exhibit to the Company’s Current Report on Form 8-K.
(25)	Filed on April 14, 2010 as an exhibit to the Company’s Current Report on Form 8-K.
(26)	Filed on May 3, 2010 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.
(27)	Filed on April 28, 2010 as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A.
(28)	Filed on April 17, 2015 as an exhibit to the Company’s Current Report on Form 8-K.
(29)	Filed on February 25, 2010 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
(30)	Filed on December 29, 2011 as an exhibit to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2010.
(31)	Filed on April 28, 2014 as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A.
(32)	Filed on August 4, 2011 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.
(33)	Filed on December 29, 2011 as an exhibit to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2011.
(34)	Filed on January 17, 2012 as an exhibit to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2011.
(35)	Filed on February 24, 2012 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.
(36)	Filed on May 21, 2012 as an exhibit to the Company’s Current Report on Form 8-K.
(37)	Filed on July 9, 2012 as an exhibit to the Company’s Current Report on Form 8-K.
(38)	Filed on August 28, 2012 as an exhibit to the Company’s Current Report on Form 8-K.
(39)	Filed on September 18, 2012 as an exhibit to Amendment No. 2 to the Company’s Registration Statement on Form S-4.
(40)	Filed on November 1, 2012 as an exhibit to the Company’s Current Report on Form 8-K.
(41)	Filed on August 7, 2013 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.
(42)	Filed on February 28, 2013 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
(43)	Filed on February 21, 2014 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
(44)	Filed on June 16, 2014 as an exhibit to the Company’s Current Report on Form 8-K.
(45)	Filed on August 1, 2014 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.
(46)	Filed on November 6, 2014 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.
(47)	Filed on October 23, 2014 as an exhibit to the Company’s Current Report on Form 8-K.