Form 10-K/A
period 2015-12-31
DAVITA HEALTHCARE PARTNERS INC.
filed 2016-04-29
CIK 927066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K /A

(Amendment No. 1)

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

Documents incorporated by reference

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) amends the Annual Report on Form 10-K for the year ended December 31, 2015 of DaVita HealthCare Partners Inc. filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2016 (the “Original 2015 Form 10-K”). This Form 10-K/A is being filed to include certain information that was previously omitted from Part III of the Original 2015 Form 10-K. In particular, this Form 10-K/A amends and restates in their entirety the cover page, Items 10 through 14 of Part III and the Exhibit Index (including the filing of new certifications as required by Section 302 of the Sarbanes- Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), as exhibits in accordance with Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) of the Original 2015 Form 10-K.

Except as otherwise expressly noted above, this Form 10-K/A does not amend any other information set forth in the Original 2015 Form 10-K. This Form 10-K/A continues to speak as of the date of the Original 2015 Form 10-K and, except where expressly noted, we have not updated disclosures contained herein or therein to reflect any events that occurred at a date subsequent to the date of the Original 2015 Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the Original 2015 Form 10-K and our other filings with the SEC.

Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Item 307 or Item 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications required by Section 302 of the Sarbanes-Oxley Act have been omitted.

Unless the context requires otherwise, all references to “the Company,” “we,” “our” and “us” mean DaVita HealthCare Partners Inc, a Delaware corporation, and its consolidated subsidiaries.

DAVITA HEALTHCARE PARTNERS INC

Form 10-K/A

Signature

Exhibit Index

i

PART III

Item	10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information Concerning Members of the Board

The following provides information regarding current members of the Company’s Board of Directors (the “Board”), which consists of ten members. Each director is elected at our annual meeting of stockholders and holds office until the next annual meeting of stockholders or until his or her successor is elected and qualified.

Pamela M. Arway, 62, has been one of our directors since May 2009. From 2005 to 2007, Ms. Arway served as the president of American Express International, Japan, Asia-Pacific, Australia region, a global payment services and travel company. Ms. Arway joined the American Express Company in 1987 after which she served in various capacities, including as chief executive officer of American Express Australia Limited from 2004 to 2005 and as executive vice president of Corporate Travel, North America from 2000 to 2004. Prior to her retirement in October 2008, she also served as advisor to the American Express Company’s chairman and chief executive officer. Ms. Arway has also been a member of the board of the Hershey Company, a chocolate and confectionary company, since May 2010. She currently serves as the Chair of the Governance Committee and as a member of the Audit and Executive Committees of Hershey Company’s board. She joined the board of Iron Mountain Incorporated, an enterprise information management services company, in March 2014 and serves as chair of its Compensation Committee. Ms. Arway brings significant leadership experience as a global executive, with extensive management experience in the areas of marketing, international business, finance and government affairs.

Charles G. Berg, 58, has been one of our directors since March 2007. Mr. Berg served as executive chairman and as a member of the board of directors of WellCare Health Plans, Inc. (‘‘WellCare’’), a provider of managed care services for government-sponsored healthcare programs from January 2008 to December 2010. Mr. Berg served as non-executive chairman of the board of directors of WellCare from January 2011 until his retirement in May 2013. From January 2007 to April 2009, Mr. Berg was a senior advisor to Welsh, Carson, Anderson & Stowe, a private equity firm. From April 1998 to July 2004, Mr. Berg held various executive positions with Oxford Health Plans, Inc. (‘‘Oxford’’), a health benefit plan provider, which included chief executive officer from November 2002 to July 2004 when Oxford was acquired by UnitedHealth Group, president and chief operating officer from March 2001 to November 2002 and executive vice president, medical delivery from April 1998 to March 2001. From July 2004 to September 2006, Mr. Berg served as an executive of UnitedHealth Group and was primarily responsible for integrating the Oxford business. Mr. Berg currently serves on the Operating Council of Consonance Capital Partners, a private equity firm, and the board of directors of Justworks, Inc., a private human resources and payment company. Mr. Berg is an experienced business leader with significant experience in the healthcare industry and brings an understanding of the operational, financial and regulatory aspects of our industry and business.

Carol Anthony (‘‘John’’) Davidson, 60, has been one of our directors since December 2010. From January 2004 until his retirement in September 2012, Mr. Davidson served as the senior vice president, controller and chief accounting officer of Tyco International Ltd. (‘‘Tyco’’), a provider of diversified industrial products and services. Prior to joining Tyco in January 2004, he spent six years at Dell Inc., a computer and technology services company, where he held various leadership roles, including vice president, audit, risk and compliance, and vice president, corporate controller. In addition, he previously spent 16 years at Eastman Kodak Company, a provider of imaging technology products and services, in a variety of accounting and financial leadership roles. Mr. Davidson is a director of Pentair Plc., a provider of products and solutions in water, fluids, thermal management and equipment protection, Legg Mason Inc., a global asset management firm, and TE Connectivity Ltd., a technology company that was spun off by Tyco. From 2010 to 2015, Mr. Davidson was a member of the Board of Trustees of the Financial Accounting Foundation which oversees financial accounting and reporting standards setting processes for the United States. Mr. Davidson also serves on the Board of Governors of the Financial Industry Regulatory Authority. Mr. Davidson is a CPA with more than 30 years of leadership experience across multiple industries and brings a strong track record of building and leading global teams and implementing governance and controls processes.

Barbara J. Desoer, 63, has been one of our directors since October 2015. Ms. Desoer currently serves as the chief executive officer and a member of the board of directors of Citibank, N.A., a wholly owned subsidiary of Citigroup Inc. and a diversified global financial services company, since April 2014. Ms. Desoer previously served as the chief operating officer of Citibank, N.A. from October 2013 to April 2014. In addition to her chief executive officer responsibilities, Ms. Desoer leads Citigroup’s comprehensive capital analysis and review process. Prior to Citibank, Ms. Desoer spent 35 years at Bank of America, a diversified global financial services company, most recently as president, Bank of America Home Loans, where she led the integration of Countrywide, the largest mortgage originator and servicer in the United States. In previous Bank of America roles, Ms. Desoer was a Global Technology & Operations executive, an international market-focused position leading teams in the United Kingdom, Asia and Latin America. She also served as president, Consumer Products. She serves on the board of visitors at the University of California at Berkeley. Ms. Desoer also has served on the board of directors of various non-profit and privately held corporations. Ms. Desoer is an experienced business leader with extensive management experience, and brings a deep understanding of regulated businesses.

Paul J. Diaz, 54, has been one of our directors since July 2007. Mr. Diaz serves as the executive vice chairman of Kindred Healthcare, Inc. (‘‘Kindred’’), a provider of long-term healthcare services in the United States, a position he has held since March 2015. Since August 2014, Mr. Diaz has served as a partner at Guidon Partners LP, an investment strategy partnership. He served as chief executive officer of Kindred from January 2004 to March 2015, as well as president from January 2002 to May 2012 and as chief operating officer from January 2002 to December 2003. Prior to joining Kindred, Mr. Diaz was the managing member of Falcon Capital Partners, LLC, a private investment and consulting firm, and from 1996 to July 1998, Mr. Diaz served in various executive capacities with Mariner Health Group, Inc., a health care facility operator, including as executive vice president and chief operating officer. Mr. Diaz serves on the boards of Kindred and Patterson Medical Holdings, Inc., a private medical supply distribution company, and the board of visitors of Georgetown University Law Center and previously served on the board of PharMerica Corporation. Mr. Diaz is an experienced business leader with significant experience in the healthcare industry and brings an understanding of the operational, financial and regulatory aspects of our industry and business.

Peter T. Grauer, 70, has been one of our directors since August 1994 and our lead independent director since 2003. Mr. Grauer has been chairman of the board of Bloomberg, Inc., a business and financial information company, since April 2001, treasurer since March 2001 and was its chief executive officer from March 2002 until July 2011. Mr. Grauer has also served as a non-executive director of Glencore plc, a global mining and commodities firm listed on the London Stock Exchange, since June 2013. From November 2000 until March 2002, Mr. Grauer was a managing director of Credit Suisse First Boston, a financial services firm. From September 1992 until November 2000, upon the merger of Donaldson, Lufkin & Jenrette (‘‘DLJ’’), a financial services firm, into Credit Suisse First Boston, Mr. Grauer was a managing director and founding partner of DLJ Merchant Banking Partners. Mr. Grauer serves as a director of Blackstone Group, L.P., a publicly traded global investment and advisory firm. Mr. Grauer has significant experience as a business leader and brings a deep understanding of our business and industry through his over 20 years of service as a member of the Board.

John M. Nehra, 67, has been one of our directors since November 2000. From 1989 until his retirement in August 2014, Mr. Nehra was affiliated with New Enterprise Associates (‘‘NEA’’), a venture capital firm, including, from 1993 until his retirement, as general partner of several of its affiliated venture capital limited partnerships. Mr. Nehra also served as managing general partner of Catalyst Ventures, a venture capital firm, from 1989 to 2013. Mr. Nehra served on the boards of a number of NEA’s portfolio companies until his retirement in August 2014 and remains a retired special partner of NEA. Mr. Nehra is an experienced business leader with approximately 44 years of experience in investment banking, research and capital markets and he brings a deep understanding of our business and industry through his nearly 15 years of service as a member of the Board as well as significant experience in the healthcare industry through his involvement with NEA’s healthcare-related portfolio companies.

Dr. William L. Roper, 67, has been one of our directors since May 2001. Dr. Roper has been chief executive officer of the University of North Carolina (‘‘UNC’’) Health Care System, dean of the UNC School of Medicine and vice chancellor for medical affairs of UNC since March 2004. Dr. Roper also continues to serve as a professor of health policy and administration in the UNC School of Public Health and a professor of pediatrics and of social medicine in the UNC School of Medicine. From 1997 until March 2004, he was dean of the UNC School of Public Health. Before joining UNC in 1997, Dr. Roper served as senior vice president of Prudential Health Care. He also served as director of the Centers for Disease Control and Prevention from 1990 to 1993, on the senior White House staff in 1989 and 1990 and as the administrator of Centers for Medicare & Medicaid Services from 1986 to 1989. Dr. Roper was a member of and is the immediate past chairman of the board of the National Quality Forum, a non-profit organization that aims to improve the quality of healthcare. From December 2007 to November 2011, Dr. Roper served on the board of Medco Health Solutions, Inc., a pharmacy benefits management company, and since November 2011 has served on the board of its successor company, Express Scripts Holding Company. Dr. Roper brings substantial expertise in the medical field, an in-depth understanding of the regulatory aspects of our business as well as clinical, financial and operational experience.

Kent J. Thiry, 60, has been our chairman of the Board since June 2015 and from October 1999 until November 2012, and our chief executive officer since October 1999. In October 2014, Mr. Thiry also became chief executive officer of our integrated care business, HealthCare Partners (‘‘HCP’’). From November 2012 until June 2015, Mr. Thiry served as our co-chairman of the Board. From June 1997 until he joined us in October 1999, Mr. Thiry was chairman of the board and chief executive officer of Vivra Holdings, Inc., which was formed to operate the non-dialysis business of Vivra Incorporated (‘‘Vivra’’) after Gambro AB acquired the dialysis services business of Vivra in June 1997. From September 1992 to June 1997, Mr. Thiry was the president and chief executive officer of Vivra, a provider of renal dialysis and other healthcare services. From April 1992 to August 1992, Mr. Thiry was president and co-chief executive officer of Vivra, and from September 1991 to March 1992, he was president and chief operating officer of Vivra. From 1983 to 1991, Mr. Thiry was associated with Bain & Company, first as a consultant, and then as vice president. Mr. Thiry previously served on the board of Varian Medical Systems, Inc. from August 2005 to February 2009 and served as the non-executive chairman of Oxford Health Plans, Inc. until it was sold to UnitedHealth Group in July 2004. As a member of management, Mr. Thiry provides significant healthcare industry experience and unique expertise regarding the Company’s business and operations as well as executive leadership and management experience.

Roger J. Valine, 67, has been one of our directors since June 2006. From January 1992 to his retirement in June 2006, Mr. Valine served as both the president and chief executive officer of Vision Service Plan (‘‘VSP’’), the nation’s largest provider of eyecare wellness benefits. Upon his retirement, Mr. Valine had worked for VSP for 33 years and provided consulting services to VSP through December 2008. Mr. Valine previously served on the boards of American Specialty Health Incorporated and SureWest Communications. Mr. Valine is an experienced business leader with significant experience in the healthcare industry and brings an understanding of the operational, financial and regulatory aspects of our business as well as extensive management experience.

Information Concerning Our Executive Officers

The following provides information regarding the Company’s current executive officers.

Name	Age	Position
Kent J. Thiry	60	Chairman of the Board, Chief Executive Officer and Chief Executive Officer, HealthCare Partners
Javier J. Rodriguez	45	Chief Executive Officer, Kidney Care
Michael D. Staffieri	42	Chief Operating Officer, Kidney Care
Dennis L. Kogod	56	President, HealthCare Partners, and Chief Executive Officer, International
Joseph C. Mello	57	Chief Operating Officer, HealthCare Partners
James K. Hilger	54	Interim Chief Financial Officer and Chief Accounting Officer
Kathleen A. Waters	48	Chief Legal Officer
Jeanine M. Jiganti	56	Chief Compliance Officer
LeAnne M. Zumwalt	57	Group Vice President, Purchasing and Public Affairs

Our executive officers are appointed by, and serve at the discretion of, the Board. Set forth below is a brief description as of March 31, 2016 of the business experience of all executive officers other than Mr. Thiry, who is also a director and whose business experience is set forth above in the section of this Form 10-K/A entitled ‘‘Information Concerning Members of the Board.’’

Javier J. Rodriguez became our chief executive officer, Kidney Care in March 2014. Since joining the Company in 1998, Mr. Rodriguez has served in a number of different capacities. From February 2012 to March 2014, he served as our president. From April 1, 2006 through February 2012, he served as our senior vice president. Before that, from 2000 to 2006 he served as a vice president of operations and payor contracting. Mr. Rodriguez joined the Company in 1998 as a director of value management. Prior to joining the Company, Mr. Rodriguez worked for Baxter Healthcare Corporation in Finance from 1995 to 1996. He also previously served as director of operations for CBS Marketing Inc. in Mexico City.

Michael D. Staffieri became our chief operating officer, Kidney Care, in March 2014. From July 2011 to February 2014, he served as a senior vice president, Kidney Care. From March 2008 to July 2011, he served as our vice president of operations and new center development. Mr. Staffieri joined the Company in July 2000 and has served in several different roles. Prior to joining us, Mr. Staffieri worked for Arthur Andersen LLP in Finance from 1999 to 2000.

Dennis L. Kogod became our president, HealthCare Partners, and our chief executive officer, International, effective January 2015. From March 2014 through December 2014, he served as chief operating officer of our HealthCare Partners division. From January 2009 to March 2014, he served as our chief operating officer, and prior to that, he served as our president-west beginning in October 2005. From January 2004 until joining us, Mr. Kogod served as president and chief operating officer-west of Gambro Healthcare, Inc., which we acquired in October 2005. From July 2000 to January 2004, Mr. Kogod served as president, west division of Gambro Healthcare, Inc. From June 1999 to July 2000, Mr. Kogod was president of Teleflex Medical Group, a medical original equipment manufacturer of medical delivery systems. From January 1996 to June 1999, Mr. Kogod was corporate vice president of Teleflex Surgical Group, a surgical device and service organization. Mr. Kogod previously served on the board of Arbios Systems, Inc., a medical device and cell-based therapy company.

Joseph C. Mello became our chief operating officer, HealthCare Partners, in January 2015. From April 2012 to April 2014, Mr. Mello served on the Board of CapitalSource Inc., a commercial lender, Mr. Mello previously served as our chief operating officer — emeritus from January 2009 to December 2012, and chief operating officer from June 2000 to December 2008. From April 1998 to June 2000, Mr. Mello served as president and chief executive officer of Vivra Asthma & Allergy. From August 1994 to April 1998, Mr. Mello held various positions with MedPartners, Inc., including senior vice president/chief operating officer-southeastern region from March 1997 to April 1998. Prior to joining MedPartners, from 1984 to 1994, Mr. Mello was associated with KPMG LLP, where he became a partner in 1989.

James K. Hilger became our interim chief financial officer in March 2015, a position he previously held from April 2012 until November 2013. Mr. Hilger continues to serve as our chief accounting officer, a position he has held since April 2010. Prior to April 2010, Mr. Hilger served as our vice president and controller since May 2006, after having served as our vice president, finance beginning in September 2005. Mr. Hilger was our acting chief financial officer from November 2007 through February 2008. From September 2003 to September 2005, Mr. Hilger served as vice president, finance and administration and chief financial officer of Pyramid Breweries, a brewer of specialty beverages. From December 1998 to July 2003, Mr. Hilger served as chief executive officer and chief financial officer of WorldCatch, Inc., a seafood industry company. From 1987 until joining WorldCatch, Inc., Mr. Hilger held a variety of senior financial positions in the food industry. Mr. Hilger began his career in public accounting with Ernst & Whinney.

Kathleen A. Waters joined the Company in April 2016 as Chief Legal Officer. Prior to joining the Company, Ms. Waters was senior vice president, general counsel and secretary of Health Net, Inc., a publicly traded managed care organization from April 2015 to March 2016. She was a partner in Morgan, Lewis & Bockius LLP’s litigation practice from 2003 to 2015. She also was the leader of that firm’s Los Angeles litigation group and co-leader of the healthcare group. Before that, Ms. Waters was a partner at Brobeck, Phleger & Harrison LLP in Los Angeles.

Jeanine M. Jiganti became our chief compliance officer in March 2013. From July 2012 to March 2013, she served as our vice president, international chief compliance officer and deputy chief compliance officer. Prior to joining us, she served as chief compliance officer for Takeda Pharmaceuticals North America, a subsidiary of a Japanese pharmaceutical company, from October 2005 to March 2012. Additionally, she served as chief compliance officer for several of Takeda Pharmaceutical Company Limited’s affiliates including Takeda Global Research and Development and Takeda Pharmaceuticals International Operations. During Ms. Jiganti’s career, she has served as general counsel for the Illinois Department of Commerce and Economic Opportunity from September 2003 to September 2005, general counsel of Near North Insurance Company from September 2002 to September 2003 and vice president of litigation at Caremark Inc., a pharmaceutical services company, from 1996 to 2002.

LeAnne M. Zumwalt became our group vice president-purchasing and public affairs in July 2011. From January 2000 to July 2011, Ms. Zumwalt served as our vice president in many capacities. From January 2000 to October 2009, she served as our vice president, investor relations while having other responsibilities. From 1997 to 1999, Ms. Zumwalt served as chief financial officer of Vivra Specialty Partners, Inc. a privately held health care service and technology firm. From 1991 to 1997, Ms. Zumwalt held various executive positions, including chief financial officer, at Vivra Incorporated, a publicly held provider of dialysis services. Prior to joining Vivra Incorporated, Ms. Zumwalt was a senior manager at Ernst & Young, LLP. Ms. Zumwalt serves on the board of The Advisory Board Company.

None of the executive officers has any family relationship with any other executive officer or with any of our directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires ‘‘insiders,’’ including our executive officers, directors and beneficial owners of more than 10% of our common stock, to file reports of ownership and changes in ownership of our common stock with the SEC and the NYSE, and to furnish us with copies of all Section 16(a)

forms they file. Based solely on our review of the copies of such forms received by us, or written representations from reporting persons, we believe that our insiders complied with all applicable Section 16(a) filing requirements during 2015.

Code of Ethics and Codes of Conduct

We have a code of ethics that applies to our chief executive officer, chief financial officer, controller and chief accounting officer, chief legal officer, and all professionals involved in the accounting and financial reporting functions. We also have a code of conduct that applies to all of our employees, officers and the Board. The code of ethics and the code of conduct are available under the Corporate Governance section of our website, located at http://www.davita.com/about/corporate-governance. If the Company amends or waives the code of ethics or the code of conduct with respect to our chief executive officer, chief financial officer, controller or chief accounting officer, chief legal officer, or persons performing similar functions, we will post the amendment or waiver at the same location on our website.

HCP also has a code of conduct that applies to its officers, employees, affiliated physicians, and persons serving on the board of directors of its subsidiaries, and other contracted providers, vendors and all third parties conducting business on behalf of HCP. The HCP code of conduct is available under the Corporate Governance section of our website, located at http://www.davita.com/about/corporate-governance.

Audit Committee

The Company has a separately-designated standing audit committee (the “Audit Committee”) established in accordance with Section 3(a)(58)(A) of the Exchange Act. Carol Anthony (“John”) Davidson, Charles G. Berg and Roger J. Valine are the members of the Audit Committee. Mr. Davidson serves as the Chair of the Audit Committee and each member of the Audit Committee qualifies as an “audit committee financial expert” within the meaning of the rules of the SEC and each is “independent” and “financially literate” under the listing standards of the NYSE and the Company’s independence standards.

Item 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This Compensation Discussion and Analysis (the ‘‘CD&A’’) describes our executive compensation program for the following named executive officers (‘‘NEOs’’):

NEO	TITLE
Kent J. Thiry	Chairman and Chief Executive Officer, DaVita HealthCare Partners, and Chief Executive Officer, HealthCare Partners
Javier J. Rodriguez	Chief Executive Officer, Kidney Care
Michael D. Staffieri	Chief Operating Officer, Kidney Care
Dennis L. Kogod	President, HealthCare Partners, and Chief Executive Officer, International
James K. Hilger	Interim Chief Financial Officer (effective March 30, 2015) and Chief Accounting Officer
Dr. Garry E. Menzel	Chief Financial Officer through March 30, 2015[1]

[1]	Dr. Menzel served as the Company’s Chief Financial Officer from November 7, 2013 to March 30, 2015.

Executive Summary

Our Business

The Company consists of two major divisions, Kidney Care and HealthCare Partners (HCP). Our Kidney Care division is comprised of our U.S. dialysis and related lab services, our ancillary services and strategic initiatives, including our international operations, and our corporate administrative support.

Our largest line of business is our U.S. dialysis and related lab services business, which is a leading provider of kidney dialysis services in the United States. As of December 31, 2015, we operated or provided administrative services through a network of 2,251 outpatient dialysis centers in the U.S., serving a total of approximately 180,000 patients in 46 states and the District of Columbia. We also provide acute inpatient dialysis services in approximately 900 hospitals. In 2015, our overall network of U.S. outpatient dialysis centers increased by 72 centers primarily as a result of opening new centers and acquisitions. In addition, the overall number of patients that we serve in the U.S. increased by approximately 4.1% from 2014.

Our other major line of business is HCP, a patient-and physician-focused integrated health care delivery and management company with over two decades of experience providing coordinated, outcomes-based medical care in a cost-effective manner. Through capitation contracts with some of the nation’s leading health plans, HCP had approximately 807,400 members under its care in southern California,

Colorado, central and south Florida, southern Nevada, central New Mexico and central Arizona as of December 31, 2015. In addition to its managed care business, HCP provides care in all of its markets to over 612,200 patients whose health coverage is structured on a fee-for-service basis, including patients enrolled through traditional Medicare and Medicaid programs, preferred provider organizations and other third party payors.

The HCP patients as well as the patients of HCP’s associated physicians, physician groups and independent practice associations benefit from an integrated approach to medical care that places the physician at the center of patient care. As of December 31, 2015, HCP delivered services to its members via a network of 547 associated group full-time primary care physicians, over 2,900 associated group and other network primary care physicians, 240 network hospitals, and several thousand associated group and network specialists. Together with hundreds of case managers, registered nurses and other care coordinators, these medical professionals utilize a comprehensive information technology system, sophisticated risk management techniques and clinical protocols to provide high-quality, cost-effective care to HCP’s members.

Our executive compensation program is best understood within the context of the business environment in which we currently operate. This includes increasing regulation by numerous federal, state and local government entities, reductions in reimbursements under federal and state healthcare programs, including Medicare and Medicaid, continued downward pressure on our commercial payment rates, and the continued integration of HCP into the enterprise.

Our Executive Compensation Structure

Our executive compensation program is designed to align our executive compensation structure with our strategic and financial objectives in creating stockholder value. Our executive compensation structure is comprised of both short- and long-term incentives, which include challenging performance goals that we believe are aligned with our strategic objectives to provide high quality care to our patients, increase profitability, maximize growth and increase stockholder value.

The 2015 short- and long-term criteria, described in further detail starting on page 14, emphasized our objectives as a Company, and our resulting compensation structure incorporated incentives tied to clinical care, profit and growth.

We will continue our ongoing engagement with our stockholders on corporate governance issues that are of interest to them or that our Board might be evaluating. The Compensation Committee will consider the feedback we receive from our stockholders in making future compensation decisions for our NEOs. We also believe it is important to maintain consistency with our compensation philosophy and approach, described in further detail below in the section entitled ‘‘Our Compensation Design and Philosophy,’’ to continue to incentivize management toward short and long-term financial and operating goals, which are intended to create long-term stockholder value.

Consideration of Say-on-Pay Results and Pay for Performance

In June 2015, approximately 96% of the votes cast by stockholders at the annual meeting were voted in favor of the compensation program applicable to our NEOs, as described in the 2015 proxy statement. We believe the votes reflect support for our executive compensation program, particularly the scope and effectiveness of the changes we initially adopted in March 2014, and strong pay for performance alignment. We reached out to our largest institutional stockholders in late 2015 to discuss our existing compensation structure. During these discussions, stockholders expressed general satisfaction with our executive compensation program, and emphasized continued pay-for-performance. While we did not modify our executive compensation program in response to the prior year say-on-pay vote, based on the feedback we received from our stockholders, we refined our short-term incentive and long-term incentive programs to tailor the programs to each

NEO by adding performance measures reflective of the particular NEO’s business division.

Our Compensation Design and Philosophy

Our ability to recruit and retain highly qualified executives is essential to our long-term success. An important goal in the design of our executive compensation program, in addition to clinical differentiation and creating stockholder value, is to attract and retain outstanding leaders who possess the skills and talent necessary to achieve our business goals and objectives, and who embody our mission and values. We believe it is in the best interests of our stockholders to attract and retain talented leaders, and we strive to do so by providing compensation that we believe is reasonable, provides the best value for our stockholders, aligns incentives, and is sufficient to achieve our recruitment and retention objectives.

Our ultimate objective is to continue to create long-term stockholder value by being a leader in clinical differentiation, generating strong overall revenue growth, increasing market share, improving clinical outcomes, growing operating margins, increasing Medicare Advantage enrollment, and delivering consistently strong total stockholder return.

In order to achieve this objective, we have established an executive compensation program that we believe:

(i)	rewards superior clinical outcomes;

(ii)	rewards strong Company performance;

(iii)	aligns our executives’ interests with our stockholders’ interests; and

(iv)	is competitive within the health care services, diagnostics, managed care and solutions markets so that we can attract and retain outstanding executives.

2015 Financial and Performance Highlights

Our overall financial and operating performance was strong for 2015 despite the challenges we faced with Medicare reimbursement and a large increase in pharmaceutical costs in the Kidney Care division and Medicare Advantage reimbursement in the HCP division. We believe that the NEOs were instrumental in achieving these results, including the following major achievements and financial operating performance indicators in 2015:

•	improved clinical outcomes in our U.S. dialysis operations, including second year in a row as leader of the Five-Star Quality Rating System created by the Centers for Medicare and Medicaid Services;
•	consolidated net revenue growth of 7.7%;
•	net revenue growth of 5.2% related to our U.S. dialysis segment operations as a result of an increase in revenue per treatment of $6;
•	an increase in HCP’s net revenue of 9.6% related to an increase of its fee-for-service business and senior capitated revenue;
•	an increase in other ancillary services and strategic initiatives net revenue of 21.3%;
•	U.S. dialysis treatment growth of 4.1%;
•	normalized non-acquired U.S. dialysis treatment growth of 3.9%;
•	net addition of 72 U.S. dialysis centers and 27 international dialysis centers;
•	strong operating cash flows of $1.557 billion, which have been reduced by approximately $304 million of after-tax payments made in connection with the settlement of the Vainer private civil suit; and
•	a $1.5 billion financing to lower interest rate, extend maturities and enhance liquidity.

The Company’s TSR from the first quarter of 2000 (our CEO’s first full quarter with the Company) through the fourth quarter of 2015 was approximately 3,298%, putting the Company in the top 10 of all current S&P 500 companies over that period.

We believe our U.S. dialysis and related lab services clinical outcomes compare favorably with other dialysis providers in the United States and generally exceed the dialysis outcome quality indicators of the National Kidney Foundation. Our clinical outcomes mean better quality of life for approximately 180,000 dialysis patients we serve.

Linking 2015 NEO Compensation to Performance

Our compensation program for our NEOs emphasizes compensation based on performance and is designed to align our NEOs’ interests with those of our stockholders, and to permit individuals who have performed well in creating and protecting significant long-term value for the Company and its stockholders to share in the value generated. To this end, our compensation program emphasizes variable compensation in the form of cash and equity awards over fixed compensation.

When establishing the compensation for our NEOs for 2015, the Compensation Committee gave significant weight to our sustained record of strong operating performance as highlighted above, our improvement in strategic positioning and our continued strong clinical performance, particularly in light of ongoing general economic volatility and significant industry regulatory challenges and uncertainty. In 2015, we continued to lead industry public policy efforts, achieving favorable outcomes for the industry and the Company. The Compensation Committee balanced its evaluation of the Company’s financial and clinical performance by also considering the Company’s implementation of the Corporate Integrity Agreement with the United States Department of Health and Human Services, Office of Inspector General, healthcare reform, changes to government reimbursement policies, other significant healthcare regulatory changes, as well as the government investigations affecting the Company. The Compensation Committee also took into account Kidney Care’s strong performance and HCP’s underperformance. HCP has experienced declines in its financial performance, thereby partially offsetting Kidney Care’s strong financial performance. HCP’s underperformance is primarily driven by government reimbursement cuts and our inability to mitigate those cuts in their entirety. When establishing 2015 compensation for our NEOs, the Compensation Committee considered these and other factors in the context of evaluating the impact that individual NEO performance had in achieving these results and responding to these challenges. The following table shows the 2015 total direct compensation (base salary, annual performance-based cash award and long-term incentive award) determined by the Compensation Committee for each NEO who remained an executive officer on December 31, 2015. This table is not a substitute for the information disclosed in the 2015 Summary Compensation Table and related footnotes, which begin on page 30.

Name	Base Salary[1]	Annual Cash Award	Annual LTI Award[2]	2015 Supplemental STI Program
Kent J. Thiry	$1,200,000	$2,225,186	$7,142,616	—
Javier J. Rodriguez	$800,000	$1,700,000	$6,407,089	$2,363,661
Michael D. Staffieri	$583,270	$1,020,000	$3,674,047	$1,240,922
Dennis L. Kogod	$800,000	$200,000	—	—
James K. Hilger	$366,635	$195,000	$489,141	—

[1]	The amounts reported here reflect the base salary amounts actually paid during the 2015 fiscal year.
[2]	The amounts reported under the Annual LTI Award column consist of the grant date fair value of all 2015 equity awards (both SSARs and PSUs) as well as the target value of the 2015 performance-based cash awards.

Given the emphasis on variable compensation, the Compensation Committee determined to limit increases to fixed compensation amounts in 2015 such that the base salaries of our NEOs were retained at 2014 levels, other than Mr. Staffieri’s base salary, which was increased in 2015 pursuant to the Compensation Committee’s review of his performance as the Chief Operating Officer of Kidney Care and consideration of comparative market data provided by the committee’s outside compensation consultant, Compensia, and Mr. Hilger’s base salary, which was increased in 2015 in connection with his expanded role as the Interim Chief Financial Officer. The following pie charts illustrate the allocation of the total direct compensation that the NEOs above earned or, in the case of the long-term incentives, were granted with respect to 2015:

The Compensation Committee believes that the above compensation structure struck an appropriate balance by promoting long-term stockholder value creation without motivating or rewarding excessive risk-taking.

Stockholder Interest Alignment

Our executive compensation is designed to focus on pay-for-performance and to align the interests of our executives with the long-term interests of our stockholders. Our incentive criteria focus on performance-based compensation that aligns with our strategic, operational and financial objectives in creating stockholder value. Our CEO receives all long-term compensation in the form of equity compensation, while other executives receive long-term compensation in the form of both equity compensation and cash-based incentive compensation. Our long-term equity compensation is comprised of stock-settled stock appreciation rights (‘‘SSARs’’) and performance stock units (‘‘PSUs’’). At least 50% of our CEO’s equity awards and at least 25% of the other executive officers’ awards are in the form of

PSUs. To create close alignment with stockholder value creation, relative TSR was selected as the performance criteria for 50% of the PSUs granted to each of our participating NEOs in 2015. The equity awards are further subject to time vesting — equity awards granted in 2015 vest 50% on each of the third and fourth anniversaries of the grant date. The combination of performance-based metrics and extended vesting schedules is intended to assist in the long-term retention of executives and further the alignment of the interests of our executives with the long-term interests of our stockholders. A key component of our executive compensation philosophy and design is that stock-based compensation creates an incentive for the executives to contribute to the overall success of the Company and to take actions that result in the creation of long-term stockholder value.

Key Features of Our Executive Compensation Program

We Do	We Do Not
Have double trigger change of control provisions for acceleration of equity award vesting	Provide excise tax gross-ups on change of control payments for new or materially amended agreements entered into since 2008[1]
Limit severance payments to not more than three times base salary and bonus	Re-price or replace underwater stock options or stock appreciation rights
Provide for multi-year vesting periods for equity award grants to reinforce a culture in which the Company’s long-term success takes precedence over volatile short-term results	Have our Compensation Committee’s independent compensation consultant provide any other services to the Company
Have our Compensation Committee use an independent compensation consultant	Have a defined benefit pension plan
Have a clawback policy that permits recovery of bonuses, incentive and equity-based compensation from executives	Allow hedging of the Company’s securities by directors, executives and other employees
Seek stockholder feedback on our executive compensation program	Allow directors, executives and other employees to pledge the Company’s securities as collateral for a loan
Apply meaningful stock ownership guidelines to strengthen alignment of executives’ and stockholders’ interests

[1]	We have not provided for tax gross-ups in any employment agreements or amended employment agreements entered into after July 2008. Our CEO has the only remaining legacy agreement that contains a tax gross-up; however, no gross-up would have been payable under his agreement in any of the prior five years if a change of control had occurred. See ‘‘Potential Payments Upon Termination or Change of Control’’ on pages 36 to 43.

Elements of Compensation

The elements of direct compensation offered under our executive compensation program include both fixed (base salaries) and variable (annual and long-term incentives) compensation.

Base Salary

We compensate our executives with a base salary because we believe it is appropriate that some portion of compensation be provided in a form that is liquid and assured. Base salaries are initially established at levels necessary to enable us to attract and retain highly qualified executives with reference to comparative pay within the Company for executives with similar levels of responsibility, the prior experience of the executive, and expected contributions to Company performance.

We do not guarantee salary adjustments on an annual basis. During March of each year, the Compensation Committee considers adjustments to base salary as part of the overall annual compensation assessment for our executives. Our CEO typically provides the Compensation Committee with his recommendation regarding merit-based increases for each executive officer other than himself. The CEO’s base salary is recommended by the Compensation Committee with input from Compensia, the Compensation Committee’s independent compensation consultant, and Compensia’s analysis of CEO compensation of our comparator peer group, and approved by the independent members of the Board of Directors.

Consistent with our emphasis on performance-based compensation and the Compensation Committee’s decision to limit increases to fixed compensation amounts in 2015, the Compensation Committee maintained the base salaries of Mr. Thiry, Mr. Rodriguez and Mr. Kogod at 2014 levels. Mr. Staffieri’s base salary was increased in 2015 pursuant to the Compensation Committee’s review of his performance as Chief Operating Officer of the Company’s Kidney Care division and consideration of comparative market data provided by the Compensation Committee’s outside compensation consultant, Compensia. Mr. Hilger’s base salary was also increased in 2015 in connection with the increasing accounting complexity of the Company’s business operations and transactions. The base salaries for 2014 and 2015 for our NEOs who remained executive officers on December 31, 2015 are shown in the following table.

Name	2014 Base Salary[1]	2015 Base Salary[2]
Kent J. Thiry	$1,200,000	$1,200,000
Javier J. Rodriguez	$800,000	$800,000
Michael D. Staffieri	$550,000	$600,000
Dennis L. Kogod	$800,000	$800,000
James K. Hilger	$350,000	$375,000

[1]	The amounts reported reflect the annual base salaries approved in March 2014.
[2]	The amounts reported reflect the annual base salaries approved in April 2015.

Short-Term Incentive Program (STI Program) for 2015

The STI program awards in 2015 were granted pursuant to the DaVita HealthCare Partners Inc. 2011 Incentive Award Plan, as amended and restated (the ‘‘2011 Plan’’), which permits the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock units, equity and cash-based performance awards, as well as other forms of equity awards.

Under the STI program in 2015, each NEO was eligible for a maximum annual performance-based bonus potential calculated as a multiple of the annual salary approved in March 2015 by the Compensation Committee, and with respect to the CEO, the Board, as summarized in the table below. Since Mr. Hilger is the Interim Chief Financial Officer, he is not subject to the terms of the 2015 STI program. Instead, for 2015, Mr. Hilger received a discretionary cash bonus equal to $195,000 in recognition of his performance as Interim Chief Financial Officer during 2015.

Name	2015 Base Salary	Multiple of 2015 Base Salary	2015 STI Maximum Bonus Potential
Kent J. Thiry	$1,200,000	3.0x	$3,600,000
Javier J. Rodriguez	$800,000	2.5x	$2,000,000
Michael D. Staffieri	$600,000	2.0x	$1,200,000
Dennis L. Kogod	$800,000	2.5x	$2,000,000

Each performance metric under our STI program was assigned a relative weight to determine the percentage of the maximum bonus potential for which each executive was eligible. The percentage of the maximum bonus potential was determined based on results achieved in 2015, and the Compensation Committee could then exercise negative discretion to reduce the annual bonus payment based on changed or special circumstances, or factors that may not have been anticipated when the criteria range for the metrics was established.

The tables below summarize the relative weights, criteria range, maximum performance based eligibility range, actual performance and maximum eligible payout achieved for each of the 2015 STI performance metrics, as well as the actual payout percentage and amount for each NEO who remained an executive officer as of December 31, 2015, other than Mr. Hilger.

Kent J. Thiry

			Maximum Performance Based Eligibility Range			Maximum Eligible Payout Achieved
2015 STI Performance Metrics	Weight	Criteria Range	(%)	($)	Actual Performance	(%)	($)
Enterprise Adjusted Operating Income	50%	$1,788 million to $1,900 million[1]	25% - 100%	$450,000 - $1,800,000	$1,898 million	75%	$1,350,000
HCP Adjusted Operating Income	20%	$238 million to $275 million[1]	25% - 100%	$180,00 - $720,000	$240 million	25%	$180,000
Kidney Care Catheter Rate	5%	13.35% to 13.15% (lower is better) and 15% better than industry	50% - 100%	$90,000 - $180,000	13.06%	100%	$180,000
Kidney Care Non Acquired Growth	10%	4.3% to 4.9%[2]	50% - 100%	$180,000 - $360,000	3.9%	0%	$0
HCP Star Metrics	5%	Customized index range	30% - 100%	$54,00 0 - $180,000	Internal index value	86.2%	$155,186
HCP Medicare Advantage Enrollment Growth	10%	5% to 20% above industry	25% - 100%	$90,000 - $360,000	>20%	100%	$360,000
				Total Eligible STI Bonus		61.8%	$2,225,186
				Total Actual STI Bonus		61.8%	$2,225,186

[1]	The percentage of maximum bonus for which Mr. Thiry is eligible is determined based on the top 75% of the guidance ranges for fiscal year 2015 provided to our investors with our fourth quarter 2014 earnings release, the latest guidance ranges available to the Compensation Committee at the time it approved this performance condition.
[2]	For relative context, overall industry growth in 2013 (the latest information available as of 3/31/16) was 3.5% and the compound annual growth rate from 2009 to 2013 was 3.6%. The foregoing data are based on the 2015 Annual Data Report, United States Renal Data System, Table D.1 ‘‘Percentages and counts of reported ESRD patients: by treatment modality.’’ This includes the results of our Company, without which the industry growth rates would be lower.

Javier J. Rodriguez

			Maximum Performance Based Eligibility Range			Maximum Eligible Payout Achieved
2015 STI Performance Metrics	Weight	Criteria Range	(%)	($)	Actual Performance	(%)	($)
Core Kidney Care Adjusted Operating Income	70%	$1,550 million to $1,625 million[1]	25% - 100%	$350,000 - $1,400,000	$1,658 million [1]	100%	$1,400,000
Kidney Care Catheter Rate	15%	13.35% to 13.15% (lower is better) and 15% better than industry	50% - 100%	$150,000 - $300,000	13.06%	100%	$300,000
Kidney Care Non Acquired Growth	15%	4.3% to 4.9%[2]	50% - 100%	$150,000 - $300,000	3.9%	0%	$0
				Total Eligible STI Bonus		85%	$1,700,000
				Total Actual STI Bonus		85%	$1,700,000

[1]	Criteria range represents the top 75% of the public guidance range for fiscal year 2015 for our Kidney Care division at the time this performance metric was developed. Core Kidney Care Adjusted Operating Income is a subset of Kidney Care Adjusted Operating Income that excludes certain non-core business units. Actual Performance represents actual Adjusted Operating Income for our Kidney Care division.
[2]	For relative context, overall industry growth in 2013 (the latest information available as of 3/31/16) was 3.5% and the compound annual growth rate from 2009 to 2013 was 3.6%. The foregoing data are based on the 2015 Annual Data Report, United States Renal Data System, Table D.1 ‘‘Percentages and counts of reported ESRD patients: by treatment modality.’’ This includes the results of our Company, without which the industry growth rates would be lower.

Michael D. Staffieri

			Maximum Performance Based Eligibility Range				Maximum Eligible Payout Achieved
2015 STI Performance Metrics	Weight	Criteria Range	(%)	($)	Actual Performance		(%)	($)
Core Kidney Care Adjusted Operating Income	70%	$1,550 million to $1,625 million[1]	25% -100%	$210,000 - $840,000	$1,658 million	[1]	100%	$840,000
Kidney Care Catheter Rate	15%	13.35% to 13.15% (lower is better) and 15% better than industry	50% -100%	$90,000 - $180,000	13.06%		100%	$180,000
Kidney Care Non Acquired Growth	15%	4.3% to 4.9%[2]	50% - 100%	$90,000 - $180,000	3.9%		0%	$0
				Total Eligible STI Bonus			85%	$1,020,000
				Total Actual STI Bonus			85%	$1,020,000

[1]	Criteria range represents the top 75% of the public guidance range for fiscal year 2015 for our Kidney Care division at the time this performance metric was developed. Core Kidney Care Adjusted Operating Income is a subset of Kidney Care Adjusted Operating Income that excludes certain non-core business units. Actual Performance represents actual Adjusted Operating Income for our Kidney Care division.
[2]	For relative context, overall industry growth in 2013 (the latest information available as of 3/31/16) was 3.5% and the compound annual growth rate from 2009 to 2013 was 3.6%. The foregoing data are based on the 2015 Annual Data Report, United States Renal Data System, Table D.1 ‘‘Percentages and counts of reported ESRD patients: by treatment modality.’’ This includes the results of our Company, without which the industry growth rates would be lower.

Dennis L. Kogod

			Maximum Performance Based Eligibility Range			Maximum Eligible Payout Achieved
2015 STI Performance Metrics	Weight	Criteria Range	(%)	($)	Actual Performance	(%)	($ )
HCP Adjusted Operating Income	30%	$238 million to $275 million[1]	25% - 100%	$150,000 - $600,000	$240 million	25%	$150,000
Specified HCP Market Adjusted Operating Income	30%	Range related to internal budget	25% - 100%	$150,000 - $600,000	Below budget	0%	$0
International Adjusted Operating Income	20%	Range related to internal budget	25% - 100%	$100,000 - $400,000	Below budget	0%	$0
HCP Star Metrics	20%	Customized index range	30% - 100%	$120,000 - $400,000	Internal index value	86.2%	$344,859
				Total Eligible STI Bonus		24.7%	$494,859
				Total Actual STI Bonus		10%	$200,000	[2]

[1]	The percentage of maximum bonus for which Mr. Kogod is eligible is determined based on the top 75% of the guidance range for fiscal year 2015 for our HealthCare Partners division provided to our investors with our fourth quarter 2014 earnings release, the latest guidance range available to the Compensation Committee at the time it approved this performance condition.
[2]	The Compensation Committee exercised negative discretion to reduce Mr. Kogod’s STI bonus to $200,000 as a result of underperformance in our HealthCare Partners division and our international business.

Supplemental STI Program for 2015

The 2015 Supplemental STI Program is a one-time program created under the 2011 Plan to provide our non-CEO NEOs cash incentive award opportunities that are: (1) tied to 2015 operating results in the dialysis and related lab services operating segment and (2) comparable to that of other non-NEO executives. Mr. Thiry was not eligible to participate in the 2015 Supplemental STI Program because his LTI awards are all equity-based.

The cash-based LTI Program the Company created in early 2013 contemplated a payout of at least 50% of target to the program participants if the 2015 adjusted operating income for the dialysis and related lab services operating segment exceeded $1,597 million, and a payout of at least 150% if the 2015 adjusted operating income was at least or exceeded $1,742 million.

Under the 2013 cash-based LTI Program, the maximum payout an NEO could receive was 150%, whereas other non-NEO executives could receive additional amounts by participating in a funding pool, the size of which was a function of 2015 adjusted operating income for the dialysis and related lab services operating segment in excess of $1,742 million. The reason for this restriction on NEOs was that any payout beyond 150% under the program was to be based on a retrospective non-formulaic assessment of each individual participant of the program, and payment based on such a retrospective non-formulaic assessment for NEOs would not be tax-deductible to the Company.

When it became clear that the Kidney Care NEOs were the primary drivers of the 2015 adjusted operating income for the dialysis and related lab services operating segment, the Compensation Committee implemented the 2015 Supplemental STI Program to give the Kidney Care NEOs an opportunity to earn additional compensation comparable to non-NEO executives. Each NEO was eligible for an incremental 0% to 250% payout (in addition to the 150% formulaically earned under the 2013 cash-based LTI Program) to the extent the 2015 adjusted operating income for the dialysis and related lab services operating segment exceeded $1,742 million (the threshold for 150% payout under the 2013 cash-based LTI Program). To be eligible for the maximum 250% payout under the 2015 Supplemental STI Program, the 2015 adjusted operating income for the dialysis and related lab services operating segment would have to be at least $2,143 million. Since the 2015 adjusted operating income for the dialysis and related lab services operating segment was $1,857 million, the NEOs were eligible for an incremental 72% payout. Specifically, Messrs. Rodriguez and Kogod each had a target under the 2013 cash-based LTI Program of $3,300,000 and earned 150%, or $4,950,000, based on the 2015 adjusted operating income for the dialysis and related lab services operating segment exceeding the threshold for 150% payout, payable 50% in 2016 and 50% in 2017. In addition, each was eligible for an incremental 72%, or $2,363,661, under the 2015 Supplemental STI Program. Similarly, Mr. Staffieri had a target under the 2013 cash-

based LTI Program of $1,732,500 and earned 150%, or $2,598,750, payable 50% in 2016 and 50% in 2017. In addition, he was eligible for an incremental 72%, or $1,240,922 under the 2015 Supplemental STI Program. Messrs. Rodriguez and Staffieri received the maximum eligible amounts under the 2015 Supplemental STI Program because both NEOs were determined to be instrumental in driving the results for the 2015 dialysis and related lab services operating segment. The Compensation Committee exercised its negative discretion for Mr. Kogod, who transitioned from Kidney Care to HCP in March 2014, given his minimal role in dialysis and related lab services, resulting in Mr. Kogod receiving no amount under the 2015 Supplemental STI Program. All amounts under the 2015 Supplemental STI Program were paid to Messrs. Rodriguez and Staffieri in 2016.

Long-Term Incentive Program (LTI Program) for 2015

LTI program awards are granted pursuant to the 2011 Plan. Our LTI program is designed to provide a link to long-term stockholder value through equity awards for all executives, while also providing a more direct tie to our various lines of business for which executives are responsible through cash-based performance awards targeting internal operating performance metrics consistent with our existing compensation philosophy.

Equity Awards

While we emphasize stock-based compensation, we do not designate a target percentage of total compensation as stock-based. We instead maintain discretion to respond to changes in executives and Company performance and related objectives, as well as to changes in remaining relative values that have yet to be vested. We believe that our emphasis on stock-based compensation creates an alignment of interests between our executives and our stockholders. Grants of equity awards also serve as an important tool for attracting and retaining executives. To vest in equity awards and earn the full benefit of the award, executives must remain employed for a multi-year vesting period, typically over four years, which reinforces a culture in which the Company’s long-term success takes precedence over volatile and unsustainable short-term results.

Each year, the Compensation Committee recommends to the full Board an aggregate equity award pool that will be available for grants to all eligible recipients of equity awards, based on (i) the historical amounts granted, (ii) the amount of equity held by participants that is currently in-the-money, (iii) the number of shares we expect to be forfeited due to anticipated departures, and (iv) the number of shares that will likely be required both to retain and incentivize our highest-potential and highest-performing employees and to attract new employees we expect to hire during the coming year. The Compensation Committee may also recommend the establishment of special purpose share budgets for proposed interim grants. After considering such recommendations, the Board approves a budget and delegates authority to the Compensation Committee to make awards to our executive officers and other employees. The equity awards that are granted to our executives are generally made annually (typically in the first half of the year). Discretionary interim awards to our executives may be made during the year to address special circumstances, such as retention concerns, promotions and special performance recognition awards, and new hire awards. Our annual equity awards are generally awarded upon the completion of performance reviews and in connection with the Compensation Committee’s decision and review process regarding other forms of direct compensation. The timing of the interim grants is contingent upon individual circumstances. Under the terms of the 2011 Plan, awards are granted with an exercise or base price not less than the closing price of our common stock on the date of grant. Furthermore, the 2011 Plan prohibits repricing or replacing underwater stock options or stock appreciation rights without prior stockholder approval.

Stock-settled Stock Appreciation Rights

The majority-of our equity awards to executives are in the form of stock-settled stock appreciation rights, which only derive value if the market value of our common stock increases. The economic value and tax and accounting treatment of SSARs are comparable to those of stock options, but SSARs are less dilutive to our stockholders because only shares with a total value equal to the grantee’s gain (the difference between the fair market value of the base shares and their base price) are ultimately issued. SSARs are granted with a base price not less than the closing price of our common stock on the date of grant and vest based on the passage of time. SSARs granted in 2015 vest 50% on each of June 2, 2018 and June 2, 2019.

Performance Stock Units

As part of our compensation program, we also award PSUs to our top executives who become one of the NEOs in any given year. PSUs are granted under the 2011 Plan and typically vest based on a combination of accomplishment of performance metrics and passage of time over a period of three or more years, but the Compensation Committee may approve alternative vesting schedules based on performance, timing of vesting of individual outstanding grants and other retention related factors.

A minimum of 50% of the CEO’s equity compensation and 25% of each of Messrs. Rodriguez and Staffieri’s equity compensation is awarded in the form of PSUs, which fully vest in four years (50% on June 2, 2018, and 50% on June 2, 2019) so long as performance goals have been met. Based on the level of achievement, more or less than 100% of the target PSUs can vest based on the achievement of the underlying performance. Mr. Hilger was not granted PSUs due to his interim status as Chief Financial Officer.

The tables below summarize the criteria range and percent range of target PSUs for each of the 2015 PSU performance metrics and detail the relative weightings of each 2015 PSU performance metric for Messrs. Thiry, Rodriguez and Staffieri. The performance periods for these metrics run through 2017, or in the case of Relative TSR through March 31, 2019 and, therefore, we are not able to present performance against these metrics at this time. Given the market and operating conditions at the time the targets were set, the target vesting levels were designed to be achievable with strong management performance, while maximum vesting levels were designed to be difficult to achieve.

2015 PSU Performance Metrics	Criteria Range	Percent of Target PSUs
Kidney Care Quality Incentive Program	10% to 40% (below rest of industry)	50% - 100%
Kidney Care Non Acquired Growth	3.95% to 4.70%	50% - 150%
HCP New Market Success	2 to 6 markets that meet threshold	50% - 200%
HCP New Market Adjusted Operating Income	50% to 200% of internal goal	50% - 200%
DaVita Rx Specialty Drugs Contracts	50% to 200% of internal goal	50% - 200%
Paladina Members	180% to 541% growth over 3 years	50% - 200%
Village Health Hospital Admission Rate	Range tied to internal goal	50% - 200%
Relative TSR	40th percentile to 90th percentile	50% - 200%

	Performance Metrics Weightings
2015 PSU Performance Metrics	Kent J. Thiry	Javier J. Rodriguez	Michael D. Staffieri
Kidney Care Quality Incentive Program	10%	20%	20%
Kidney Care Non Acquired Growth	10%	20%	20%
HCP New Market Success	7.5%
HCP New Market Adjusted Operating Income	7.5%
DaVita Rx Specialty Drugs Contracts	5%
Paladina Members	5%
Village Health Hospital Admission Rate	5%	10%	10%
Relative TSR	50%	50%	50%

Cash-Based Performance Awards

In 2015, the Compensation Committee granted cash-based performance awards to Messrs. Rodriguez, and Staffieri. Mr. Thiry received all of his 2015 LTI awards in the form of equity (SSARs and PSUs). Mr. Kogod’s cash-based performance award for 2014 and his cash-based and equity awards for 2015 were delayed to 2016, when cash-based performance awards for 2014 and cash and equity-based awards for 2015 will be made to other executives of the Company’s HCP division. Since there was no long-term cash-based incentive plan at HCP, and no such plan had previously existed at HCP, the grant of cash-based performance awards to HCP executives was delayed to allow time for the proper structuring of a long-term cash-based incentive plan. In addition, because the value of the cash-based award is linked to the value of the equity-based awards, the 2015 equity awards to HCP executives were also delayed to 2016. As a result, LTI awards for HCP executives in 2016, including Mr. Kogod, will appear greater than a typical annual grant since they will effectively represent grants for multiple years.

The Compensation Committee determines the target award value for NEOs’ cash-based performance awards in a manner similar to how it determines the amount of equity awards to grant; that is, based on individual and Company historical and expected performance, including an executive’s ability to influence the targeted performance measure. The aggregate target value of cash-based performance awards available for allocation to our executives is approved by the full Board for administration by the Compensation Committee along with the aggregate equity award pool.

The cash-based performance awards granted in 2015 will vest on April 1, 2018, subject to the NEO’s continued employment and the achievement of performance conditions relating to adjusted operating income of the Company’s dialysis and related lab services segment in 2017. Under the terms of the 2011 Plan, the maximum annual amount of any cash-based performance awards payable to any executive is $10,000,000 in a 12 month period. However, the Compensation Committee established target award values for each of Messrs. Rodriguez, Staffieri and Hilger at the time of grant, at amounts substantially lower than the maximum under the 2011 Plan.

In early 2016, Messrs. Rodriguez, Staffieri, Kogod and Hilger received payouts under the 2013 long-term cash-based performance awards granted under the Company’s 2011 Plan. Payouts under the 2013 long-term cash-based performance awards are paid 50% in early 2016 and 50% in early 2017. The payment in 2017 is not subject to any incremental performance conditions, but only to continued employment at the time of vesting, April 1, 2017. Mr. Rodriguez and Mr. Kogod each earned $4,950,000. Mr. Staffieri earned $2,598,750, and Mr. Hilger earned $309,375 for performance exceeding the maximum 150% payout level as a result of adjusted operating income achieved for the dialysis and related lab services operating segment of $1,857 million for fiscal year 2015 compared to a target of $1,669 million at the 100% payout level. These earned amounts were paid 50% in 2016, and the remaining 50% will be paid in 2017. In addition, as discussed above under ‘‘Supplemental STI Program for 2015,’’ Messrs. Rodriguez, Kogod and Staffieri were eligible for additional amounts subject to negative discretion based on exceptional performance above the maximum 150% payout level under the 2013 long-term cash-based incentive program. They became eligible for these additional amounts through the 2015 STI program put in place in early 2015 to make their incentive award opportunity tied to 2015 operating results in the dialysis and related lab services operating segment comparable to that of other non-NEO executives, while maintaining the additional discipline of negative discretion by the Compensation Committee. Please see ‘‘Supplemental STI Program for 2015’’ for further information regarding these payouts.

Determining LTI Program Award Amounts

The Compensation Committee reviews the annual LTI program award recommendations for our NEOs and other executives in advance of the grant date with the input of our CEO and the committee’s outside compensation consultant, Compensia. Based upon a review of equity award shares available, their dilutive effect on stockholders, long-term share budgeting restrictions, cash-based performance award dollars available and recommendations from management, the Compensation Committee recommends for Board approval the aggregate equity and cash LTI program award pools for the year. In considering how to distribute the equity and cash-based performance award units in the respective LTI program award pools, our CEO, together with a team that includes other senior executives, gives differential attention to high-potential individuals whom the Company believes will be the future senior leaders of the Company, and to other high-performing individuals whose performance in their current positions exceeded expectations.

Each such high-potential and/or high-performing employee is then individually reviewed, from a holistic perspective, starting with a review of such employee’s historical compensation, including his or her initial base salary, any base salary increases during his or her tenure with the Company and performance cash bonuses and equity and long-term cash-based incentive award grants over his or her career at the Company. A determination is then made as to the amount and number of cash and equity LTI program award units that should be granted and the appropriate vesting schedules and performance conditions that should be implemented for such awards in order to retain and continue to motivate these high-quality, high-performing individuals. Our goal is to achieve fairness in compensation and motivate performance over the course of multiple years, which is the reason we take into account all compensation that has been awarded to such individuals over their respective careers at the Company when making prospective award decisions.

The Compensation Committee also evaluates the market competitiveness of the Company’s compensation for its NEOs and other executive officers by analyzing its historical and proposed compensation changes in light of compensation practices among its comparator peer group as provided in an annual assessment by Compensia, the Compensation Committee’s independent compensation consultant.

After taking into account the elements set forth above, the Compensation Committee approved LTI program award grants to our NEOs in 2015, except for Mr. Thiry, whose LTI program award grant was approved by the independent members of the Board as required by the committee’s charter. All of the SSARs, PSUs and cash-based performance awards granted to our NEOs were granted in June 2015 after the completion of the review and approval by the Compensation Committee, and with respect to Mr. Thiry, by the independent members of the Board. The table below shows the aggregate number of shares subject to SSARs and PSUs, and the base target value of the cash-based performance awards granted to each of our NEOs in 2015, who remained executive officers as of December 31, 2015.

2015 Long-term Incentive Awards	Shares Subject to SSARs (#)	Shares Subject to PSUs (#)	Shares Subject to RSUs (#)	Target Cash-Based Performance Award Value ($)
Kent J. Thiry	179,041	48,323	—	—
Javier J. Rodriguez	46,551	12,564	—	4,550,000
Michael D. Staffieri	40,284	3,624	—	2,625,000
Dennis L. Kogod	—	—	—	—
James K. Hilger	5,968	—	1,492	250,000

The 2015 SSAR, PSU and RSU awards above vest 50% on each of June 2, 2018 and June 2, 2019, the third and fourth anniversaries, respectively, of the grant date. In each case, vesting is subject to the NEO’s continued employment and, in the case of PSUs, the achievement of the underlying performance conditions. The cash-based performance awards vest 100% on April 1, 2018, subject to the NEO’s continued employment and the achievement of performance conditions relating to adjusted operating income of the Company’s dialysis and related lab services segment in

2017. Given the market and operating conditions at the time the targets were set, the target vesting levels were designed to be achievable with strong management performance.

Executive Compensation Program for 2016

We are using performance metrics consistent with 2015 for our 2016 STI Program. We are currently in the process of finalizing the 2016 LTI Program, and anticipate that the broad structure will remain the same as for 2015. Consistent with our practice, we also plan to reach out to our stockholders for feedback on compensation of our executive officers and consider any changes and adjustments to our compensation policies and practices suggested by our stockholders.

Personal Benefits and Perquisites

As described above, our compensation program for NEOs emphasizes compensation based on performance and compensation which serves to align our NEOs’ interests with those of our stockholders. As a result, the Compensation Committee has determined that the Company should provide few perquisites to NEOs. We believe that the perquisites and personal benefits that we provide support important attraction and retention objectives. We also consider the extent to which the perquisite or personal benefit provided serves to enhance the performance of our NEOs in light of the demands on these individuals’ time. The perquisites and personal benefits available to our NEOs are reviewed annually by the Compensation Committee.

The Compensation Committee has authorized the personal use of fractionally-owned or chartered corporate aircraft by some of our NEOs. The Compensation Committee believes that access to an aircraft for personal travel enables our NEOs to maximize their work hours, particularly in light of their demanding business travel schedules. One of the Compensation Committee’s objectives is to ensure that our NEOs are afforded adequate flexibility to allow for sufficient personal time in light of the significant demands of the Company. The Compensation Committee and our CEO allocate a fixed number of hours for personal use by identified NEOs and consider the allocated amount as part of the NEO’s total compensation. The Compensation Committee and our CEO use their discretion when determining the number of allocated hours and displace other forms of compensation that otherwise would have been awarded to the NEO.

Our CEO is authorized by the Compensation Committee to use a fractionally-owned or chartered corporate aircraft for business purposes and long-distance commuting, and for a fixed number of hours per year for personal use instead of additional cash compensation that would have otherwise been paid. Other executives of the Company are authorized on a limited basis to use a fractionally-owned or chartered corporate aircraft for a fixed number of hours for business purposes and to a much lesser extent for a fixed number of hours per year for personal use. As part of our CEO’s aggregate compensation package, the Compensation Committee approves a fixed number of hours for personal use each year and unused hours from the prior year are available for use the following year. When determining the number of hours of personal use of aircraft to award, the Compensation Committee takes into consideration Mr. Thiry’s overall compensation package. If Mr. Thiry were to exceed the fixed number of hours for personal use that is unrelated to business or long-distance commuting in a given year, the excess hours of personal use would offset the number of hours approved by the Compensation Committee the following year for personal use or Mr. Thiry would be required to compensate us directly, although historically he has not exceeded the hours authorized for personal use. The Compensation Committee reviews all business and personal use of the aircraft annually, including detailed passenger logs with special attention to mixed business and personal use and required reimbursements to the Company.

Deferred Compensation Program

Our deferred compensation program permits certain employees, including our NEOs, to defer compensation at the election of the participant or at the election of the Company. We maintain a

Deferred Compensation Plan which allows certain employees, including our NEOs, to defer a percentage of their base salary, cash bonus and other compensation as identified by the Company. We do not utilize deferred compensation as a significant component of compensation and there are no Company contributions thereto or above-market returns available thereunder.

Severance and Change of Control Arrangements

We have entered into employment agreements with each of our NEOs. These agreements, among other things, provide for severance benefits in the event of a termination of employment in certain circumstances, including, with respect to certain NEOs, the departure of the NEO following a change of control of our Company. Each agreement is individually negotiated and the terms vary. When entering into employment agreements with our NEOs, we attempt to provide severance and change of control benefits which strike a balance between providing sufficient protections for the NEO while still providing post-termination compensation that we consider reasonable and in the interests of the Company and our stockholders. See ‘‘Potential Payments Upon Termination or Change of Control’’ beginning on page 36 of this Form 10-K/A for a description of the severance and change of control arrangements set forth in our employment agreements with the NEOs.

The terms of individual agreements vary but under our current stock-based award agreements, accelerated vesting of stock-based awards is generally triggered when a change of control event occurs and either the acquiring entity fails to assume, convert or replace the stock-based award or the grantee’s employment is terminated following a change of control or if the executive resigns for ‘‘good reason’’ or is terminated by the Company without ‘‘cause’’ as provided in his or her applicable employment agreement, all within a certain period of time after the effective date of the change of control event. The additional acceleration provisions in our stock-based award agreements further serve to secure the continued employment and commitment of our NEOs prior to or following a change of control. See ‘‘Potential Payments Upon Termination or Change of Control’’ beginning on page 36 of this Form 10-K/A for more information regarding accelerated vesting under our stock-based award agreements.

Dr. Menzel stepped down as our Chief Financial Officer effective March 30, 2015, and in accordance with his then-existing compensation arrangement, received his base salary of $510,000 over a 12-month period beginning on May 5, 2015.

Process for Determining NEO Compensation

Role of Independent Compensation Committee

Our executive compensation and benefits programs are designed and administered under the direction and control of the Compensation Committee. Our Compensation Committee, composed solely of independent directors, reviews and approves our overall executive compensation program, strategy and policies and sets the compensation of our executive officers.

When recruiting new executives, the Compensation Committee and our CEO evaluate the comparative compensation of executives within the Company with similar levels of responsibility, the prior experience of the executive and expected contributions to Company performance. Thereafter, each executive’s compensation is reviewed annually by the Compensation Committee and CEO, and considered for adjustment based on individual performance and other factors.

When evaluating performance, we base compensation decisions on an assessment of Company and individual performance over the year, taking individual accomplishments into consideration in light of the totality of circumstances together with individual potential to contribute to the Company’s future growth. We believe that all of our NEOs have the ability to influence overall Company policies and performance and, accordingly, should be accountable for Company-wide performance as well as the areas over which they have direct influence. The differences in total annual compensation levels among the NEOs are based on their individual roles and responsibilities within the Company and their relative individual performance. The Compensation Committee uses its judgment in awarding compensation to our NEOs in accordance with the overall objectives of the Company’s compensation program.

The Compensation Committee takes into consideration a number of factors when determining the elements and amounts of compensation awarded to our NEOs, including individual performance, overall financial and non-financial performance of the Company for the year, individual skill sets and experience relative to industry peers, readiness for promotion, past and expected future performance, the importance and difficulty of achieving future Company and individual objectives, the value of each executive’s outstanding equity awards, aggregate historical compensation, levels of responsibility and performance relative to other executives within the Company, importance to the Company and difficulty of replacement. The Compensation Committee also gives significant weight to our clinical performance and quality of patient care. Accordingly, Company-wide patient clinical outcomes and improvements in quality of patient care, and each NEO’s contributions in those areas, can have a significant impact on NEO compensation.

The Company-wide factors taken into consideration by the Compensation Committee include, but are not limited to, the following:

•	overall revenue growth, increases in our treatment volume, market share increases, improvements in controlling treatment costs, operating income growth, operating margin growth and increases in earnings per share;
•	healthcare regulatory compliance initiatives;
•	improved strategic positioning;
•	improved positioning of the Company for continued growth and diversification;

•	improved organizational capabilities;
•	patient growth and geographic expansion;
•	relationships with private payors;
•	improved clinical outcomes, vaccination rates and other measures of quality of care;
•	relationships with medical directors and other physicians involved in our patient care;
•	selection and implementation of improved financial, operating and clinical information systems;
•	management performance in attracting and retaining high-performing employees throughout our organization and succession planning;
•	implementation of successful public policy efforts;
•	good corporate citizenship; and
•	advancement of strategic business initiatives supporting our mission to be the provider, partner and employer of choice.

The Compensation Committee retains discretion as to how to weigh these factors. There is no formal weighting of the individual elements considered and no particular elements are required to be considered with respect to a given individual or in any particular year.

When determining annual compensation for our NEOs, other than for our CEO, the Compensation Committee works closely with our CEO to review each individual’s performance for the year and determine such NEO’s compensation. Shortly following the end of each year, our CEO provides his assessment of each NEO’s performance during the year based on his personal experience with the individual, the NEO’s achievement of success in areas determined to be significant to the Company, and any changes in responsibility levels. The Compensation Committee also considers performance discussions that have taken place at the Board and Compensation Committee level regarding the NEOs, retention objectives and the future growth potential of the individual executive. Our CEO recommends to the Compensation Committee the amounts of cash and stock-based compensation for each of the NEOs. The Compensation Committee considers the recommendations made by the CEO regarding the other NEOs but retains the discretion to deviate from those recommendations. Neither the CEO nor other members of management provide a recommendation to the Compensation Committee with regard to the CEO’s compensation.

The Compensation Committee evaluates our CEO’s performance at the same time it sets the compensation of the other NEOs. When evaluating the performance of our CEO and making decisions about his compensation, the Compensation Committee considers overall Company performance as part of the assessment of our CEO’s performance, in addition to the achievement of specific objectives to determine his compensation. The Compensation Committee also considers a self-assessment prepared by our CEO. As part of this self-assessment, our CEO reviews with the Compensation Committee the overall annual management objectives of the Company and his participation in the attainment, or level of responsibility for the shortfall, of such objectives. Approximately every other year, the Compensation Committee engages an outside independent consultant to conduct an in-depth analysis of our CEO’s performance as a manager during the year. The most recent assessment took place in 2015. This evaluation involves a rigorous assessment of our CEO’s performance by members of the senior management team. This assessment is reviewed by the Board and the Compensation Committee and is one of the many factors considered when making compensation decisions. As further described below, the Compensation Committee’s independent compensation consultant provides the Compensation Committee with an analysis of comparative market data on the cash, stock-based compensation and total compensation for senior executives, including the CEO, at a group of comparable companies within our industry. The compensation package for our CEO is approved by the independent members of the Board after the Compensation Committee’s recommendation for approval.

Role of Independent Compensation Consultant

The Compensation Committee has selected and directly retains the services of Compensia, an independent national compensation consulting firm. The Compensation Committee has the sole authority to retain or replace Compensia in its discretion. Compensia does not provide consulting services to the Company and may not provide such services without prior approval of the chair of the Compensation Committee. Accordingly, Compensia only provides compensation consulting services to the Compensation Committee, and works with the Company’s management only on matters for which the Compensation Committee provides direction and is responsible. The Compensation Committee has assessed the independence of

Compensia pursuant to the rules of the SEC and NYSE and concluded that Compensia’s work for the Compensation Committee does not raise any conflicts of interest. The Compensation Committee periodically seeks input from Compensia on a range of external market factors, including evolving compensation trends, appropriate peer companies and market survey data. Compensia also provides general observations on the Company’s compensation program, but it does not determine or recommend the amount or form of compensation for the NEOs.

Market Competitiveness

We evaluate the overall competitiveness of our executives’ total direct compensation each year in order to assist in executive retention. In 2014 and 2015, the Compensation Committee retained Compensia to perform a comprehensive market analysis of our executive compensation programs and pay levels and based upon the recommendation of Compensia adopted a revised comparator peer group in late 2014 to be used to evaluate 2014 bonus payouts and 2015 compensation decisions.

Compensia provided the Compensation Committee with an analysis of comparative market data on the cash, stock-based compensation and total compensation for senior executives at the companies within our comparator peer group. In addition to public executive compensation data, the Compensation Committee reviewed the compensation practices of our comparator peer group for purposes of benchmarking and understanding the general compensation practices of our peers. Our comparator peer group consists of the following companies, which are all in the health care services, diagnostics, managed care and solutions markets:

Company[1]	1-Year TSR[2]	3-Year Compound Annual TSR[2]	Market Capitalization (in millions)[2]	Net Income for Last 4 Quarters (in millions)[3]	Revenue for Last 4 Quarters (in millions)[3]
Abbott Laboratories[4]	-13.6%	5.9%	$55,740	$4,423	$20,405
Aetna[4]	11.9%	29.7%	$35,593	$2,390	$60,227
Anthem[4]	-1.7%	28.4%	$34,089	$2,560	$79,156
Baxter International[4]	-3.1%	2.0%	$20,044	$968	$9,968
Centene Corp.	13.7%	42.2%	$7,468	$355	$22,760
Community Health Systems, Inc.	-54.4%	-17.6%	$2,422	$158	$19,437
HCA Holdings, Inc.	-1.7%	22.7%	$27,744	$2,129	$39,678
Laboratory Corporation of America Holdings	-2.1%	7.9%	$11,381	$437	$8,680
Molina Healthcare, Inc.	7.9%	24.1%	$3,075	$143	$14,178
Quest Diagnostics Incorporated	-5.6%	6.5%	$9,391	$709	$7,493
Tenet Healthcare, Inc.	-35.9%	-11.3%	$2,671	$(140)	$18,634
Thermo Fisher Scientific[4]	6.0%	23.0%	$52,775	$1,975	$16,965
Universal Health Services, Inc.	10.2%	26.1%	$11,072	$681	$9,042
WellCare Health Plans[4]	4.3%	14.4%	$3,352	$119	$13,890
Summary Statistics:
75th Percentile	7.4%	25.6%	$32,503	$2,091	$22,171
50th Percentile	-1.7%	18.6%	$11,227	$695	$17,800
25th Percentile	-5.0%	6.0%	$4,381	$207	$10,949
DaVita	-10.6%	5.2%	$14,079	$270	$13,782
DaVita Percentage Rank	18%	22%	56%	27%	31%

[1]	The Company’s peer group was compiled by Compensia and approved by the Compensation Committee. The following companies were deleted from the Company’s 2014 peer group in late 2015 due to differences in size and/or business model or the peer group company ceasing to be an independent publicly- traded company: Catamaran, Health Net, HealthSouth, Humana, MEDNAX and Omnicare. These companies, however, were included in the Company’s peer group at the beginning of the year to evaluate initial 2015 compensation decisions.
[2]	Data as of January 29, 2016.
[3]	Financial data generally publicly available as of January 29, 2016.
[4]	Added to the Company’s comparator peer group in late 2015.

Our 2015 comparator peer group includes a diverse representation of various health care services, diagnostics, managed care, and solutions markets because we compete in these broad industry groups for executive talent. The Compensation Committee, in conjunction with Compensia, reviews the composition of this group annually and makes adjustments to the composition of the group as it deems appropriate in order to provide a fairly consistent measure for comparing executive compensation. We believe that our comparator peer companies are comparable to us in their size, as measured by market capitalization, net income and revenues. Compensation paid by this comparator peer group is representative of the compensation we believe is required to attract, retain and motivate our executive talent.

The Compensation Committee considered the comparator peer group together with market data information analysis from Compensia and other factors, in determining 2015 base salary amounts and LTI program awards granted in April and June 2015, respectively. The comparator peer group together with market data and analysis from Compensia and other factors were considered by the Compensation Committee in determining 2016 base salary amounts and 2015 performance bonuses, and will be used in determining LTI program awards expected to be granted in 2016.

The Compensation Committee considered Compensia’s analysis (based on publicly disclosed compensation practices) of the compensation of executives serving in similar positions at comparable companies to obtain a general understanding of current compensation practices in our industry. The analysis provided by Compensia was used to provide context for the compensation decisions made by the Compensation Committee, but the Compensation Committee’s decisions were not directly related to or otherwise based upon the comparative data. Instead, the Compensation Committee used this comparative data as one of many factors considered to set the compensation for our NEOs. The Compensation Committee also used the analysis as a tool to assess how well the Company is implementing its core compensation objective of awarding compensation weighted heavily in favor of variable compensation tied to performance.

In approving executive compensation, the Compensation Committee considered the Company’s market capitalization, which is at the 56th percentile of our comparator peer group, and the Company’s size, in terms of net income and revenue, which is at the 27th and 31st percentiles, respectively, of our comparator peer group. The Compensation Committee also considered each NEO’s roles and responsibilities within the Company, individual performance, Company performance and internal pay equity in addition to the results of the competitive pay analysis.

Risk Considerations in Our Compensation Program

The Compensation Committee, with the assistance of Compensia, conducted a review of the Company’s material compensation policies and practices applicable to its employees, including its executive officers. Based on this review, the Compensation Committee concluded that these policies and practices do not create risks that are reasonably likely to have a material adverse effect on the Company. The key features of the executive compensation program that support this conclusion include:

•	a balance between cash and equity compensation;
•	a balance between short-term and long-term performance focus;

•	short-term incentive opportunities are capped and are not linked to any one specific goal;
•	severance payments are limited to 3x base salary and bonus;
•	equity awards have meaningful vesting requirements;
•	a clawback policy that permits the Board to recover annual bonuses and longer-term incentive and equity-based compensation from executive officers and members of the Board;
•	stock ownership guidelines; and
•	significant independent Compensation Committee oversight.

Compensation Policies and Practices

We are committed to strong governance standards with respect to our compensation program, procedures and practices. We believe that the following aspects of our compensation program are indicative of this commitment.

Management Share Ownership Policy

We have a share ownership policy that applies to members of our management team at the executive level. The management share ownership policy is similar to our share ownership policy that applies to all non-employee members of the Board. The purpose of the policy is to ensure that our executive officers accumulate a meaningful ownership stake in the Company over time by retaining a specified financial interest in our common stock. Both shares owned directly and shares underlying vested but unexercised stock appreciation rights, restricted stock units, and stock options are included in the determination of whether the share ownership guidelines are met. The total net realizable share value retained must have a current market value of not less than the lower of 25% of the total equity award value in excess of $100,000 realized to date by the executive (since promotion to Vice President); or a specific multiple of the executive’s base salary. The salary multiple requirement for our current NEOs is 5.0 for Mr. Thiry, and 3.0 for Mr. Rodriguez, Mr. Kogod, and Mr. Staffieri. Mr. Hilger is not subject to the requirements under this policy because he is serving as our chief financial officer on an interim basis. As of December 31, 2015, all of the NEOs met or exceeded the guidelines under our share ownership policy.

Policy Regarding Clawback of Bonuses and Incentive Compensation

In 2010, the Board adopted a clawback policy that permits the Board to recover annual bonuses and longer-term incentive and equity-based compensation from executive officers and non-employee members of the Board whose fraud or intentional misconduct was a significant contributing factor to the Company having to restate all or a portion of its financial statements. In December 2014, the policy was further amended to add significant misconduct as another possible clawback triggering event, in accordance with the executive financial compensation recoupment requirements under the Corporate Integrity Agreement.

This new provision applies to all senior vice presidents and above of the Company’s domestic dialysis business, in addition to the executive officers and non-employee members of the Board. The clawback policy allows for the recovery of any bonus or incentive compensation paid to those executive officers or directors, the cancellation of restricted or deferred stock awards and outstanding stock awards granted to those executive officers or directors, and the reimbursement of any gains realized that are attributable to such awards to the fullest extent permitted by law. The policy allows for the foregoing actions to the extent that the amount of incentive compensation was calculated based upon the achievement of certain financial results that were subsequently reduced due to a restatement; the executive officer or director engaged in any fraud or intentional misconduct that was a significant contributing factor to the Company having to restate its financial statements; where the amount of the bonus or incentive compensation that would have been awarded to the officer had the financial results been properly reported would have been lower than the amount actually awarded; and, where the amount of the bonus or incentive compensation that was awarded to the officer would not have been awarded had any significant misconduct been known. The Company will not seek to recover bonuses or incentive or equity-based compensation paid or vested more than three years prior to the date the applicable restatement is disclosed or the significant misconduct is discovered.

Tax and Accounting Considerations

Deduction Limit

When reviewing compensation matters, the Compensation Committee considers the anticipated tax treatment of various payments and benefits to the Company and, when relevant, to its executives. Section 162(m) of the Internal Revenue Code generally disallows a tax deduction for compensation in excess of $1 million paid to the chief executive officer and the three other most highly compensated NEOs employed at the end of the year (other than the chief financial officer), such executives are referred to as ‘‘covered employees.’’

Certain compensation is specifically exempt from the deduction limit to the extent that it is ‘‘performance-based’’ as defined in Section 162(m). While the Compensation Committee recognizes the desirability of preserving and strives to maintain the deductibility of payments made to the NEOs, the Compensation Committee believes that it must maintain flexibility in its approach in order to structure a program that it believes to be the most effective in attracting, motivating and retaining the Company’s key executives.

Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with FASB ASC Topic 718, which requires the Company to recognize compensation expense for share-based payments (including SSARs, RSUs, PSUs and other forms of equity compensation). FASB ASC Topic 718 is taken into account by the Compensation Committee in determining to issue various types of equity awards, considering the natural economic exchange ratios implied by their approximate respective fair values.

Compensation Committee Report

The Compensation Committee of the Board is currently composed of four independent directors. The Compensation Committee oversees the Company’s compensation program on behalf of the Board. The Compensation Committee reviewed and discussed the Compensation Discussion and Analysis set forth in this Form 10-K/A with management.

Based on the Compensation Committee’s review and discussion with management, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in the Company’s Proxy Statement for the Company’s 2016 annual meeting of stockholders and the Company’s annual report on Form 10-K.

COMPENSATION COMMITTEE

Pamela M. Arway, Chair

Paul J. Diaz

Peter T. Grauer

Roger J. Valine

The information contained above under the caption ‘‘Compensation Committee Report’’ will not be considered ‘‘soliciting material’’ or to be ‘‘filed’’ with the SEC, nor will that information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate it by reference into a filing.

Executive Compensation

2015 Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus[1] ($)	Stock Awards[2] ($)	Option Awards[3] ($)	Non-Equity Incentive Plan Compensation[4] ($)	All Other Compensation[5] ($)	Total ($)
Kent J. Thiry Chairman of the Board of Directors, Chief Executive Officer and Chief Executive Officer, HealthCare Partners	2015	1,200,000	—	3,720,140	3,422,476	2,225,186	471,020	11,038,822
	2014	1,200,000	—	4,905,159	4,558,730	2,610,000	517,134	13,791,023
	2013	1,148,077	—	—	12,272,760	3,000,000	678,420	17,099,257
Javier J. Rodriguez Chief Executive Officer, Kidney Care	2015	800,000	—	967,239	889,850	9,013,661	164,816	11,835,566
	2014	800,000	—	1,376,459	1,279,239	8,142,500	151,140	11,749,338
	2013	765,385	—	—	3,780,980	1,600,000	13,245	6,159,610
Michael D. Staffieri Chief Operating Officer, Kidney Care	2015	583,270	3,415	278,994	770,053	4,859,672	64,719	6,560,123
	2014	515,385	38,363	450,495	418,657	3,392,500	29,981	4,845,381
Dennis L. Kogod President, HealthCare Partners and Chief Executive Officer, International	2015	800,000	—	—	—	5,150,000	120,441	6,070,441
	2014	800,000	200,000	667,422	1,860,796	6,142,500	104,792	9,775,510
	2013	800,000	—	—	2,970,770	1,100,000	90,042	4,960,812
James K. Hilger Interim Chief Financial Officer, and Chief Accounting Officer	2015	366,635	195,000	125,059	114,082	309,375	360	1,110,511
	2014	350,000	225,000	124,953	116,302	1,092,500	336	1,909,091
	2013	350,000	300,000	—	189,049	—	544	839,593
Garry E. Menzel Former Chief Financial Officer	2015	188,308	—	—	—	—	510,204	698,512
	2014	510,000	44,548	—	—	—	480	555,028
	2013	147,115	66,484	—	1,624,716	—	45	1,838,360

[1]	The amounts reported in this column for 2015 represent annual performance bonuses for non-STIP participants, namely Mr. Hilger, discretionary bonuses, including relocation bonuses, earned with respect to 2015. The cash component of our 2015 short-term incentive program (the ‘‘2015 STI program’’) under the DaVita HealthCare Partners Inc. 2011 Incentive Award Plan is included in the ‘‘Non-Equity Incentive Plan Compensation’’ column.
[2]	The amounts shown in this column reflect restricted and performance stock unit awards and represent the aggregate grant date fair value of all such awards granted to the executive during the year as estimated by the Company in accordance with FASB ASC Topic 718. In accordance with SEC rules, the amounts included in the Stock Awards column for the performance stock unit awards granted during 2015 are calculated based on the most probable outcome of the performance conditions for such awards on the grant date. If the most probable outcome of the performance conditions as of grant date had been maximum performance, then the grant date fair value of the PSUs would have been as follows: Mr. Thiry — $5,137,787; Mr. Rodriguez — $1,191,700; and Mr. Staffieri — $343,750. See Note 19 to the Consolidated Financial Statements included in our Original 2015 Form 10-K for a discussion of the relevant assumptions used in calculating these amounts pursuant to FASB ASC Topic 718.
[3]	The amounts shown in this column reflect SSAR awards and represent the aggregate grant date fair value of all such awards granted to the executive during the year as estimated by the Company in accordance with FASB ASC Topic 718. See Note 19 to the Consolidated Financial Statements included in our Original 2015 Form 10-K for a discussion of the relevant assumptions used in calculating these amounts pursuant to FASB ASC Topic 718.
[4]

For 2013, the amounts shown in this column constitute amounts earned under the Company’s expired employee incentive program (EIP). For 2014 and 2015, the amounts shown in this column represent amounts earned for performance periods ending in 2014 and 2015, respectively. For 2015, these amounts include the 2015 STI program and 2013 Cash LTI program. In early 2016, Messrs. Rodriguez, Staffieri, Kogod and Hilger received payouts under the 2013 long-term cash-based performance awards and the 2015 Supplemental STI program which was put in place in early 2015 to make their incentive award opportunity tied to 2015 operating results in the dialysis and related lab services operating segment comparable to that of other non-NEO executives, while maintaining the additional discipline of negative discretion by the Compensation Committee, all granted under the Company’s 2011 Incentive Award Plan. As a result of these two performance-based cash awards, Mr. Rodriguez earned $7,313,661 for performance at the 221.6% payout level, Mr. Kogod earned $4,950,000 for performance at the 150% payout level as the Compensation Committee exercised negative discretion to reduce the payout, Mr. Staffieri earned $3,839,672 for performance at the 221.6% payout level, all as a result of adjusted operating income achieved for the dialysis and related lab services operating segment of $1,857 million for fiscal year 2015 compared to a target of $1,669 million at the 100% payout level.

Name	2015 STI Program	2015 Supplemental STI Program	2013 Cash LTI Program	Total Non-Equity Incentive Plan Compensation
Kent J. Thiry	$2,225,186	—	—	$2,225,186
Javier J. Rodriguez	$1,700,000	$2,363,661	$4,950,000	$9,013,661
Michael D. Staffieri	$1,020,000	$1,240,922	$2,598,750	$4,859,672
Dennis L. Kogod	$200,000	—	$4,950,000	$5,150,000
James K. Hilger	—	—	$309,375	$309,375
Dr. Garry E. Menzel	—	—	—	—

The awards are reported for the year with respect to which they were earned, regardless of when the award is paid. Please see ‘‘Compensation Discussion and Analysis — Elements of Compensation — Short-Term Incentive Program (STI Program) for 2015’’ in this Form 10-K/A for a discussion of the performance criteria under the 2015 STI program.
[5]	Amounts included in this column are set forth by category below. The amounts disclosed, other than use of a fractionally-owned or chartered corporate aircraft, are the actual or share of actual costs to the Company of providing these benefits. Because a fractionally-owned or chartered corporate aircraft is used primarily for business purposes, we do not include in incremental cost the fixed costs that do not change based on usage. The incremental cost to us of personal use of a fractionally-owned or chartered corporate aircraft, including use for commuting, is calculated based on the variable operating costs related to the operation of the aircraft, including fuel costs and landing fees, trip-related repairs and maintenance, catering and other miscellaneous variable costs. Fixed costs that do not change based on usage, such as pilot salaries, training, utilities, depreciation, management fees, taxes and general repairs and maintenance are excluded. The value of the personal use of a fractionally-owned or chartered corporate aircraft by our NEOs is included in their personal income in accordance with applicable tax regulations.

Name	Year	Aircraft Usage* ($)	Life Insurance Premiums ($)	Termination Benefits ($)	Total All Other Compensation ($)
Kent J. Thiry	2015	$469,867	$1,153	—	$471,020
Javier J. Rodriguez	2015	$164,336	$480	—	$164,816
Michael D. Staffieri	2015	$64,239	$480	—	$64,719
Dennis L. Kogod	2015	$119,879	$562	—	$120,441
James K. Hilger	2015	—	$360	—	$360
Dr. Garry E. Menzel	2015	—	$204	$510,000	$510,204

*	For purposes of calculating the incremental costs to the Company of each NEO’s personal use of Company aircraft, the total cost of the flight is allocated to personal use based upon the relative ratio of personal mileage to total mileage. Costs for fuel, ground costs, catering costs, landing fees, domestic passenger fees and federal excise tax charges are also included, if applicable.

The following table sets forth information concerning awards made to each of the NEOs under the Company’s equity compensation plans during 2015.

2015 Grants of Plan-Based Awards

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards[4]
Name	Grant Date[1]		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Options Awards: Number of Securities Underlying Options (#)[5]	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)[6]
	—	[1]	—	2,225,186	3,600,000	—	—	—	—	—	—	—
Kent J. Thiry	6/2/2015		—	—	—	36,243	48,323	65,236	—	—	—	3,720,140
	6/2/2015		—	—	—	—	—	—	—	179,041	$83.82	3,422,476
	—	[1]	—	1,700,000	2,000,000	—	—	—	—	—	—	—
	—	[2]	—	2,363,661	8,250,000	—	—	—	—	—	—	—
Javier J. Rodriguez	6/2/2015	[3]	2,275,000	4,550,000	10,000,000	—	—	—	—	—	—	—
	6/2/2015		—	—	—	9,424	12,564	15,077	—	—	—	967,239
	6/2/2015		—	—	—	—	—	—	—	46,551	$83.82	889,850
	—	[1]	—	1,020,000	1,200,000	—	—	—	—	—	—	—
	—	[2]		1,240,922	4,331,250	—	—	—	—	—	—	—
Michael D. Staffieri	6/2/2015	[3]	1,312,500	2,625,000	10,000,000	—	—	—	—	—	—	—
	6/2/2015		—	—	—	2,719	3,624	4,349	—	—	—	278,994
	6/2/2015		—	—	—	—	—	—	—	40,284	$83.82	770,053
Dennis L. Kogod[7]	—	[1]	—	200,000	2,000,000	—	—	—	—	—	—	—
	—	[2]	—	—	8,250,000	—	—	—	—	—	—	—
	6/2/2015	[3]	125,000	250,000	1,000,000	—	—	—	—	—	—	—
James K. Hilger	6/2/2015		—	—	—	—	—	—	1,492	—	—	125,059
	6/2/2015		—	—	—	—	—	—	—	5,968	$83.82	114,082
Dr. Garry E. Menzel[7]			—	—	—	—	—	—	—	—	—	—
	—		—	—	—	—	—	—	—	—	—	—

[1]	Represents applicable amounts for our 2015 short-term incentive program (2015 STI program) under the Company’s 2011 Incentive Award Plan. The amount in the ‘‘Maximum’’ column represents the maximum amount the executive was eligible to earn under the 2015 STI Program if all performance criteria were achieved at their highest payout level. Since 2015 is now complete, the amount in the ‘‘Target’’ column represents the payout amounts awarded under the 2015 STI program, considering both the formulaic criteria and any further negative discretion the Committee applied thereunder. Since the Committee may use discretion to reduce amounts awarded to zero, there are no fixed threshold amounts under the 2015 STI Program. Accordingly this table reflects a zero amount in the ‘‘Threshold’’ column.
[2]	Represents applicable amounts for our 2015 Supplemental STI Program as described in further detail beginning on page 16.
[3]	Represents long-term cash-based performance awards granted in June 2015 (2015 cash LTI program awards) under the Company’s 2011 Incentive Award Plan. For a description of these 2015 cash LTIP awards, see ‘‘Compensation Discussion and Analysis — Elements of Compensation — Long-term Incentive Program (LTI Program) for 2015’’ in this Form 10-K/A.
[4]	This number represents performance stock unit awards awarded under the Company’s 2011 Incentive Award Plan. The PSU awards above vest 50% each on June 2, 2018 and June 2, 2019, subject to the NEO’s continued employment and the achievement of the underlying performance conditions. For a description of the PSUs, see ‘‘Compensation Discussion and Analysis — Elements of Compensation — Long-Term Incentive Program (LTI Program) for 2015 — Equity Awards — Performance Stock Units’’ in this Form 10-K/A.
[5]	This number represents SSARs awarded under the Company’s 2011 Incentive Award Plan. The SSARs vest 50% each in the third and fourth years from the date of grant, subject to the NEO’s continued employment. For a description of the SSARs, see ‘‘Compensation Discussion and Analysis — Elements of Compensation — Long-Term Incentive Program (LTI Program) for 2015 — Equity Awards — Stock-settled Stock Appreciation Rights’’ in this Form 10-K/A.
[6]	The amounts for SSARs and performance stock unit awards are the aggregate grant date fair values of each award determined pursuant to FASB ASC Topic 718 and, in the case of the performance stock unit awards, are based upon the probable outcome of the applicable performance conditions on the grant date. See Note 19 to the Consolidated Financial Statements included in our Original 2015 Form 10-K for a discussion of the relevant assumptions used in calculating grant date fair value pursuant to FASB ASC Topic 718.
[7]	Mr. Kogod received no LTI program awards during the year ended December 31, 2015 and Dr. Menzel received no grants of plan-based awards for the year ended December 31, 2015.

The following table sets forth information concerning outstanding SSARs and unvested stock awards held by each of the NEOs at December 31, 2015.

2015 Outstanding Equity Awards at Fiscal Year-End

		Option Awards						Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested[1] ($)		Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights that Have Not Vested (#)[2]		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)[1]
	12/18/2012	500,000		500,000	[4]	$55.34	12/18/2017	—		—		—		—
	3/20/2013	—		900,000	[3]	$59.52	3/20/2018	—		—		—		—
	4/24/2014	—		282,339	[3]	$69.38	4/24/2019	—		—		—		—
Kent J. Thiry	6/2/2015	—		179,041		83.82	6/2/2020	—		—		—		—
	12/18/2012	—		—		—	—	72,064	[5]	5,023,581	[5]	—		—
	4/24/2014	—		—		—	—	—		—		63,022	[2]	4,393,264
	6/2/2015	—		—		—	—	—		—		48,323	[8]	3,368,596
	4/13/2011	216,667	[3]	—		$43.35	4/13/2016	—		—		—		—
	12/8/2011	80,000	[6]	—	[6]	$36.96	12/8/2016	—		—		—		—
	12/18/2012	56,250	[4]	56,250	[4]	$55.34	12/18/2017	—		—		—		—
	3/19/2013	—		280,000	[3]	$58.94	3/19/2018	—		—		—		—
Javier J. Rodriguez	4/24/2014	—		79,228	[3]	$69.38	4/24/2019	—		—		—		—
	6/2/2015	—		46,551	[3]	$83.82	6/2/2020	—		—		—		—
	12/18/2012	—		—		—	—	14,063	[5]	980,332	[5]	—		—
	12/18/2012	—		—		—	—	22,403	[5]	1,561,713	[5]	—		—
	4/24/2014	—		—		—	—	—		—		17,685	[2]	1,232,821
	6/2/2015	—		—		—	—	—		—		12,564	[8]	875,836
	3/29/2011	40,000	[3]	—		$41.51	3/29/2016	—		—		—		—
	8/9/2011	36,668	[7]	3,332	[7]	$37.19	8/9/2016	—		—		—		—
	12/18/2012	12,600	[3]	12,600	[3]	$55.34	12/18/2017	—		—		—		—
	3/19/2013	—		50,800	[3]	$58.94	3/19/2018	—		—		—		—
Michael D. Staffieri	4/24/2014	—		25,929	[3]	$69.38	4/24/2019	—		—		—		—
	6/2/2015	—		40,284	[3]	$83.82	6/2/2020	—		—		—		—
	12/18/2012	—		—		—	—	1,350	[5]	94,109	[5]	—		—
	12/18/2012	—		—		—	—	3,584	[5]	249,841	[5]	—		—
	4/24/2014	—		—		—	—	—		—		5,788	[2]	403,481
	6/2/2015	—		—		—	—	—		—		3,624	[8]	252,629
	4/13/2011	250,000	[3]	—		$43.35	4/13/2016	—		—		—		—
	12/18/2012	56,250	[4]	56,250	[4]	$55.34	12/18/2017	—		—		—		—
Dennis L. Kogod	3/19/2013	—		220,000	[3]	$58.94	3/19/2018	—		—		—		—
	4/24/2014	—		115,246	[3]	$69.38	4/24/2019	—		—		—		—
	12/18/2012	—		—		—	—	36,466	[5]	2,542,045	[5]	—		—
	4/24/2014	—		—		—	—	—		—		8,575	[2]	597,763
	12/18/2012	20,000	[4]	20,000	[4]	$55.34	12/18/2017	—		—		—		—
	3/19/2013	—		14,000	[3]	$58.94	3/19/2018	—		—		—		—
	4/24/2014	—		7,203	[3]	$69.38	4/24/2019	—		—		—		—
James K. Hilger	6/2/2015	—		5,968	[3]	$83.82	6/2/2020	—		—		—		—
	12/18/2012	—		—		—	—	3,983	[5]	277,655	[5]	—		—
	4/24/2014	—		—		—	—	1,801	[9]	125,548	[9]	—		—
	6/2/2015	—		—		—	—	1,492	[10]	104,007	[10]	—		—
Dr. Garry E. Menzel No Awards Outstanding at 12/31/2015		—		—		—	—	—		—		—		—

[1]	The market value of shares or units of stock that have not vested reflects the $69.71 closing price of our common stock on December 31, 2015, as reported by the NYSE.
[2]	These PSUs vest 50% each on May 15, 2017 and May 15, 2018, subject to achievement of the performance conditions for PSUs. The amounts listed here are the target number of PSUs awarded.
[3]	These SSARs vest 50% on the third and fourth anniversaries of the grant date.
[4]	These remaining SSARs vest 50% on April 1, 2015 and 50% on April 1, 2016.
[5]	These remaining RSUs vest 50% on May 15, 2015 and 50% on May 15, 2016.
[6]	These SSARs vest 33% on the second, third and fourth anniversaries of the grant date.
[7]	These SSARs vest 50% on the second anniversary and 8.33% every three months thereafter.
[8]	These performance stock units vest 50% each on June 2, 2018 and June 2, 2019, subject to the performance conditions for PSUs. The amounts listed here are the target number of shares awarded.
[9]	These RSUs vest 50% each on May 15, 2017 and May 15, 2018.
[10]	These RSUs vest 50% each on June 2, 2018 and June 2, 2019.

The following table sets forth information concerning the exercise of stock options and SSARs and the vesting of stock awards held by each of the NEOs during 2015.

2015 Option Exercises and Stock Vested

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)[1]	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)[2]
Kent J. Thiry	1,000,000	$33,919,985	72,064	$5,871,775
Javier J. Rodriguez	48,000	$1,980,165	36,466	$2,972,001
Michael D. Staffieri	217,000	$8,657,189	4,934	$402,022
Dennis L. Kogod	—	—	36,466	$2,971,250
James K. Hilger	17,500	$679,299	3,983	$324,535
Dr. Garry E. Menzel	—	—	—	—

[1]	Value realized on exercise is determined by subtracting the exercise or base price from the market price of our common stock at exercise, and multiplying the remainder by the number of shares exercised.
[2]	Value realized on vesting is determined by multiplying the number of shares underlying RSUs by the closing price for our common stock on the date of vesting, as reported by the NYSE.

No Pension Benefits

The Company does not have a defined benefit pension plan in which any employee, including the NEOs, can participate to receive payments or other benefits at, following, or in connection with retirement.

Nonqualified Deferred Compensation

The following table sets forth information concerning the Company’s nonqualified deferred compensation plans.

2015 Nonqualified Deferred Compensation

Name	Executive Contributions in Last FY ($)		Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)[1]		Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)[4]
Kent J. Thiry Deferred Compensation Plan	$1,928,	077[2]	—	(32,977)		—	$10,397,128	[3]
Javier J. Rodriguez Voluntary Deferral Plan	—		—	(36,52	0)	—	$573,297
Michael D. Staffieri	—		—	—		—	—
Dennis L. Kogod Executive Retirement Plan	—		—	$14,562		—	$326,796
James K. Hilger	—		—	—		—	—

[1]	None of the earnings in this column are included in the 2015 Summary Compensation Table because they are not preferential or above market.
[2]	This amount is reported in the ‘‘Salary’’ column in the 2015 Summary Compensation Table.
[3]	Mr. Thiry deferred $1,928,077 in 2015 into the Deferred Compensation Plan, and $2,076,923 in 2014 and $385,557 in 2013 into the Voluntary Deferral Plan.
[4]	Mr. Hilger, Mr. Staffieri and Dr. Menzel did not participate in any of the Company’s nonqualified deferred compensation plans in 2015.

Voluntary Deferral Plan and Deferred Compensation Plan

The 2015 Nonqualified Deferred Compensation Table presents amounts deferred under our Voluntary Deferral Plan and our Deferred Compensation Plan, which replaced the Voluntary Deferral Plan effective January 1, 2015.

Contributions

Under the Voluntary Deferral Plan, participants could defer (i) up to 50% of their base salary, (ii) all or a portion of their annual bonus payment that is earned in the same year as their base salary but payable in the following year and (iii) all or a portion of their other compensation as determined by the Company for deferrals prior to 2015. Under the Deferred Compensation Plan, participants may defer i) up to 50% of their base salary, and (ii) all or a portion of their annual bonus payment that is earned in the same year as their base salary but payable in the following year. Under both plans, deferred amounts are credited with earnings or losses based on the rate of return of one or more investment alternatives selected by the participant from among the investment funds selected by the Company.

Participants may change their investment elections daily. We do not make company contributions to participants’ accounts under either the Voluntary Deferral Plan or the Deferred Compensation Plan. All participant contributions are irrevocably funded into a rabbi trust for the benefit of those participants. Assets held in the trust are subject to the claims of the Company’s general creditors in the event of the Company’s bankruptcy or insolvency until paid to the plan participants.

Payment of benefits

Distributions are generally paid out in cash at the participant’s election. Under the Voluntary Deferral Plan, distributions can be made commencing in the first or second year following retirement or in a specified year at least three to four years after the deferral election was effective, and participants can elect to receive distributions in the form of one, five, ten, fifteen or twenty annual installments. Under the Deferred Compensation Plan, distributions can be made commencing in the second year following the year to which the deferral election applies, after separation from service, or on any other scheduled payment date, and participants can elect to receive either a lump sum distribution or annual installments over any period from two to twenty years; provided, that, if the Deferred Compensation Plan balance does not exceed $20,000, a lump sum will be paid. If the participant has not elected a specified year for payout and the participant has a separation from service, distributions generally will be paid in a lump sum cash distribution after separation from service.

In the event of a participant’s unforeseeable emergency, the plan administrator may, in its sole discretion, authorize the cessation of deferrals by a participant, provide for immediate distribution to a participant in the form of a lump sum cash payment to cover the unforeseeable emergency, or provide for such other payment schedule as the plan administrator deems appropriate.

Executive Retirement Plan

The table also presents amounts deferred under our Executive Retirement Plan. The Executive Retirement Plan was assumed by the Company from Gambro Healthcare, Inc. following our acquisition of Gambro Healthcare in October 2005. Amounts contributed to the plan were based on a percentage of an executive’s annual base salary and such contributions were made prior to our assumption of the plan. We did not make any contributions to the Executive Retirement Plan following our assumption of the plan, and effective February 1, 2006, we amended the plan to eliminate the obligation to make further contributions under the plan. All amounts contributed under this plan and currently in deferred accounts are fully vested. Deferred amounts are credited with earnings or losses based on the rate of return of one or more investment alternatives selected by the participant from among the investment funds selected by the Company. Participants may change their investment elections daily. All contributions are irrevocably funded into a rabbi trust for the benefit of plan participants. Assets held in the trust are subject to the claims of the Company’s general creditors in the event of the Company’s bankruptcy or insolvency until paid to the plan participants. Benefits under the Executive Retirement Plan are distributed upon separation from service from the Company.

Potential Payments Upon Termination or Change of Control

General Terms and Definitions

For purposes of the table below:

“Cause” is defined in Mr. Thiry’s employment agreement as any of the following: (i) conviction of a felony; (ii) any act of fraud or dishonesty resulting or intended to result directly or indirectly in personal enrichment at the expense of the Company; (iii) repeated failure or refusal by the executive to follow policies established by the Board or written directives of the Board that goes uncorrected for a period of 30 consecutive days after notice of such failure or refusal, and that is material and willful and has a material adverse effect on the Company’s business; or (iv) a material breach of the executive’s employment agreement that goes uncorrected for a period of 30 consecutive days after written notice has been provided to the executive.

Involuntary termination for “Material Cause” occurs if the Company terminates employment for any of the following reasons: (i) conviction of a felony or plea of no contest to a felony; (ii) any act of fraud or dishonesty in connection with the performance of the executive’s duties; (iii) repeated failure or refusal by the executive to follow lawful policies or directives reasonably established by the CEO of the Company or his designee that goes uncorrected for a period of 10 consecutive days after written notice has been provided to the executive; (iv) a material breach of the executive’s employment agreement; (v) any gross or willful misconduct or gross negligence by the executive in performance of the executives duties; (vi) egregious conduct by the executive that brings the Company or any of its subsidiaries or affiliates into public disgrace or disrepute; (vii) an act of unlawful discrimination, including sexual harassment; (viii) a violation of the duty of loyalty or of any fiduciary duty; or (ix) exclusion or notice of exclusion of the executive from participating in any federal health care program. With respect to Mr. Staffieri’s employment agreement, clause ‘‘(iv)’’ also includes a breach of the executive’s Noncompetition, Nonsolicitation and Confidentiality Agreement.

“Material Cause” is defined in the employment agreement of Mr. Kogod as any of the following: (i) conviction of a felony or plea of no contest to a felony; (ii) the adjudication by a court of competent jurisdiction that the executive has committed any act of fraud or dishonesty resulting or intended to result directly or indirectly in personal enrichment at the expense of the Company; (iii) repeated failure or refusal by the executive to follow policies or directives reasonably established by the CEO of the Company or his designee that goes uncorrected for a period of 30 consecutive days after written notice has been provided to the executive; (iv) a material breach of the executive’s employment agreement that goes uncorrected for a period of 30 consecutive days after written notice has been provided to the executive; (v) any gross or willful misconduct or gross negligence by the executive in the performance of his duties; (vi) egregious conduct by the executive that brings the Company or any of its subsidiaries or affiliates into public disgrace or disrepute; (vii) an act of unlawful discrimination, including sexual harassment; (viii) a violation of the duty of loyalty or of any fiduciary duty; or (ix) exclusion or notice of exclusion of the executive from participating in any federal health care program.

Except with respect to Mr. Thiry, as noted below, a “Change of Control” means (i) any transaction or series of transactions in which any person or group (within the meaning of Rule 13d-5 under the Exchange Act and Sections 13(d) and 14(d) of the Exchange Act) becomes the direct or indirect ‘‘beneficial owner’’ (as defined in Rule 13d-3 under the Exchange Act), by way of a stock issuance, tender offer, merger, consolidation, other business combination or otherwise, of greater than 50% of the total voting power (on a fully diluted basis as if all convertible securities had been converted and all warrants and options had been exercised) entitled to vote in the election of directors of the Company (including any transaction in which the Company becomes a wholly-owned or majority-owned subsidiary of another corporation), (ii) any merger or consolidation or reorganization in which the Company does not survive, (iii) any merger or consolidation in which the Company survives, but the shares of the Company’s common stock outstanding immediately prior to such merger or consolidation represent 40% or less of the voting power of the Company after such merger or consolidation, and (iv) any transaction in which more than 40% of the Company’s assets are sold. However, despite the occurrence of any of the above-described events, a ‘‘Change of Control’’ will not have occurred if Mr. Thiry remains the CEO of the Company for at least one year after the Change of Control or becomes the CEO or executive chair of the surviving company with which the Company merged or consolidated and remains in that position for at least one year after the Change of Control.

“Good Cause” means the occurrence of the following events without the executive’s express written consent: (i) the Company materially diminishes the scope of the executive’s duties and responsibilities; or (ii) the Company materially reduces the executive’s base compensation. Notwithstanding the above, the occurrence of any such condition shall not constitute Good Cause unless the executive provides notice to the Company of the existence of such condition not later than 90 days after the initial existence of such condition, and the Company shall have failed to remedy such condition within 30 days after receipt of such notice.

With respect to Mr. Thiry’s employment agreement, “Good Reason” means during the employment period, without the written consent of the executive, any one or more of the following (provided that an isolated, insubstantial or inadvertent action not taken in bad faith or failure not occurring in bad faith which is remedied by the Company promptly after receipt of notice thereof given by the executive shall not constitute Good Reason): (i) the assignment to the executive of any duties inconsistent in any material and adverse respect with the executive’s then current duties and responsibilities; (ii) the material and adverse change in the executive’s titles or positions; (iii) reduction in the executive’s base salary or target annual incentive opportunity, unless such reductions are part of an across-the-board reduction that applies to all senior executives of the Company and takes effect prior to a Change in Control (as defined below for Mr. Thiry); or (iv) any material breach by the Company of the employment agreement, that is not corrected within 30 days after notice of such breach.

For purposes of the definition of ‘‘Good Reason’’ in Mr. Thiry’s employment agreement above, a “Change of Control” means (i) any transaction or series of transactions in which any person or group (within the meaning of Rule 13d-5 under the Exchange Act and Sections 13(d) and 14(d) under the Exchange Act) becomes the direct or indirect ‘‘beneficial owner’’ (as defined in Rule 13d-3 under the Exchange Act), by way of a stock issuance, tender offer, merger, consolidation, other business combination or otherwise, of greater than 40% of the total voting power (on a fully diluted basis as if all convertible securities had been converted and all warrants and options had been exercised) entitled to vote in the election of directors of the Company (including any transaction in which the Company becomes a wholly-owned or majority-owned subsidiary of another corporation), (ii) consummation of any merger or consolidation in which the shares of the Company’s common stock outstanding immediately prior to such merger or consolidation represent 50% or less of the voting power of the corporation resulting from such merger or consolidation, or, if applicable, the ultimate parent corporation of such corporation, (iii) during any twenty-four month period, individuals who, as of the beginning of such period, constitute the Board (the ‘‘Incumbent Board’’) cease for any reason to constitute at least a majority of such Board; provided that any individual who becomes a director of the Company subsequent to the beginning of such period whose election, or nomination for election by the Company’s stockholders, was approved by the vote of at least a majority of the directors then comprising the Incumbent Board shall be deemed a member of the Incumbent Board; and provided further, that any individual who was initially elected as a director of the Company as a result of an actual or threatened solicitation by a person other than the Board for the purpose of opposing a solicitation by any other person with respect to the election or removal of directors, or any other actual or threatened solicitation of proxies or consents by or on behalf of any person other than the Board shall not be deemed a member of the Incumbent Board, (iv) consummation of any transaction in which all or substantially all of the Company’s assets are sold, or (v) the approval by the Company’s stockholders of a plan of complete liquidation or dissolution of the Company; provided, however, that no transaction contemplated by clauses (i) through (iv) above shall constitute a Change of Control if the person acting as the CEO of the Company for the twelve months prior to such transaction continues as the CEO or executive chairman of the Board of Directors of the Company or becomes the CEO or executive chairman of the Board of Directors of the entity that has acquired control of the Company as a result of such transaction (the ‘‘Acquiror’’) immediately after such transaction and remains the CEO or executive chairman of the Board of Directors of the Company or the Acquiror for not less than twelve months following the transaction, and further provided, that in the event that the person acting as the CEO of the Company for the twelve months prior to such transaction ceases to be CEO or executive chairman of the Board of Directors of the Company or of the Acquiror during the twelve months following the transaction, a Change of Control shall be deemed to have occurred on the date on which such person ceases to be CEO or executive chairman of the Board of Directors of the Company or the Acquiror.

Severance Payments and Benefits

The following tables and summary set forth the Company’s payment obligations pursuant to the terms of the employment agreements for each of our NEOs, under the circumstances described below, assuming that their employment was terminated on December 31, 2015. For a description of the value of stock-based awards held by Messrs. Thiry, Rodriguez, Staffieri, Kogod, and Hilger that are subject to accelerated vesting upon a Change of Control, see ‘‘— Accelerated Vesting of Stock-Based Awards’’ below.

	Payment of Base Salary (or multiple thereof) in effect at termination for a specified period following termination		Bonus[1]		Continued Health Benefits for a Specified Period Following Termination		Office and Secretarial Assistance		Tax Gross- Up	Total Value
Kent J. Thiry
Death	—		$2,225,186	[2]	—		—		—	$2,225,186
Disability	—		$2,225,186	[2]	—		—		—	$2,225,186
Involuntary Termination without Cause	$12,015,000	[3]	$2,225,186	[4]	$74,670	[5]	$308,787	[6]	—	$14,623,643
Involuntary Termination without Cause (prior to age 62)[7]	$6,007,500	[8]	$2,225,186	[4]	$74,670	[5]	$308,787	[6]	—	$8,616,143
Resignation for Good Reason	$12,015,000	[3]	$2,225,186	[4]	$74,670	[5]	$308,787	[6]	—	$14,623,643
Javier J. Rodriguez
Death	—		—		—		—		—	—
Disability	—		—		—		—		—	—
Involuntary Termination for Other than Material Cause	$1,200,000	[9]	$2,000,000	[10]	—		—		—	$3,200,000
Resignation for Good Cause	$1,200,000	[9]	$2,000,000	[10]	—		—		—	$3,200,000
Resignation Following a Good Cause Event after a Change of Control	$1,600,000	[11]	$2,000,000	[10]	—		—		—	$3,600,000
Michael D. Staffieri
Death	—		—		—		—		—	—
Disability	—		—		—		—		—	—
Involuntary Termination for Other than Material Cause	$600,000	[12]	—		—		—		—	$600,000
Good Cause Resignation after a Change of Control	$600,000	[13]	—		—		—		—	$600,000
Dennis L. Kogod
Death	—		—		—		—		—	—
Disability	—		—		—		—		—	—
Involuntary Termination for Other than Material Cause	$800,000	[14]	$200,000	[15]	—		—		—	$1,000,000
Resignation Following a Good Cause Event Unrelated to a Change of Control	$800,000	[14]	$200,000	[15]	—		—		—	$1,000,000
Resignation Following a Good Cause Event after a Change of Control	$1,600,000	[16]	$200,000	[15]	—		—		—	$1,800,000
James K. Hilger
Death	—		—		—		—		—	—
Disability	—		—		—		—		—	—
Involuntary Termination for Other than Material Cause	$375,000	[17]	—		$23,429	[18]	—		—	$398,429
Good Cause Resignation after a Change of Control	—		—		—		—		—
Dr. Garry E. Menzel
Involuntary Termination for Other than Material Cause	$510,000	[19]	—				—		—	$510,000

[1]	Does not include any amounts payable to Messrs. Thiry, Rodriguez or Kogod pursuant to our Voluntary Deferral Plan or Deferred Compensation Plan which amounts are included in the 2015 Nonqualified Deferred Compensation Table. Such amounts are currently vested, but payment thereof may be accelerated in the event of death, disability or termination of employment.
[2]	Mr. Thiry (or his estate) will be entitled to receive the amount of any bonus earned and payable but not yet paid for the fiscal year prior to the year in which the termination occurs. On December 31, 2015, Mr. Thiry had fully earned his bonus for 2015, so he would have received the full amount of his annual incentive bonus as reported in the 2015 Summary Compensation Table upon termination.
[3]	Mr. Thiry will be entitled to receive a lump-sum payment equal to the product of (x) three, and (y) the sum of his base salary in effect as of the date of termination and the Prior Bonus. ‘‘Prior Bonus’’ means the average of the annual incentive bonus earned under the Company’s 2011 Incentive Award Plan (including any bonus earned and payable but not yet paid) for the last two fiscal years before the fiscal year in which Mr. Thiry’s employment was terminated.
The amount reported in the table above reflects the product of (x) three, and (y) the sum of Mr. Thiry’s base salary as of December 31, 2015, which was $1,200,000, and the average of Mr. Thiry’s 2014 annual incentive bonus in the amount of $2,610,000 and Mr. Thiry’s 2013 annual incentive bonus in the amount of $3,000,000.
[4]	Mr. Thiry will be entitled to receive the amount of any bonus earned and payable but not yet paid for the fiscal year prior to the year in which the termination occurs. Mr. Thiry will also be entitled to receive a prorated annual incentive bonus (based on the actual bonus earned under the objective standards set forth under the Company’s 2011 Incentive Award Plan for the fiscal year in which the termination occurs) through and including the date of termination. On December 31, 2015, Mr. Thiry had fully earned his annual incentive bonus for 2015, so he would have received the full amount of his annual incentive bonus as reported in the 2015 Summary Compensation Table upon termination.
[5]	Mr. Thiry will continue to receive his health benefits for the three-year period following termination. The amount reported in the table above is the estimated actual cost of COBRA insurance premiums for Mr. Thiry for the three-year period following termination.
[6]	Mr. Thiry will be entitled to the use of an office and services of an administrative assistant for three years or until he obtains other full-time employment. The amounts above reflect the estimated costs to us of providing the office and secretarial services for three years.
[7]	Mr. Thiry will be entitled to receive the payments set forth in this row in the event that, prior to the date on which Mr. Thiry attains age 62, the Board gives Mr. Thiry written notice that the term of his employment agreement shall not be extended.
[8]	Mr. Thiry will be entitled to receive a lump sum payment equal to the product of (x) one and one-half, and (y) the sum of his base salary in effect as of the date of termination and the Prior Bonus (as defined above). The amount reported in the table above reflects the product of (x) one and one-half, and (y) the sum of Mr. Thiry’s base salary as of December 31, 2015, which was $1,200,000, and the average of Mr. Thiry’s 2014 annual incentive bonus in the amount of $2,610,000 and Mr. Thiry’s 2013 annual incentive bonus in the amount of $3,000,000.
[9]	Mr. Rodriguez will be entitled to receive his salary for the 18-month period following his termination without material cause or resignation for good cause. As of December 31, 2015, Mr. Rodriguez’s base salary was $800,000.
[10]	If Mr. Rodriguez is terminated after April in a given year, he will be entitled to receive a lump-sum payment equal to the bonus paid in the year prior to the termination, pro-rated for the number of months served in the year his employment is terminated. The Company interprets this severance provision to mean the severance is based on the bonus paid ‘‘for’’ the year prior to the year for which a bonus was most recently earned. This severance amount is reported as the bonus paid to Mr. Rodriguez for 2014, which was $2,000,000.
[11]	Mr. Rodriguez will be entitled to receive his salary for the two-year period following his resignation for good cause following a change in control.
[12]	Mr. Staffieri will be entitled to receive his salary for the one-year period following his termination. As of December 31, 2015, Mr. Staffieri’s base salary was $600,000. Effective March 30, 2016, Mr. Staffieri’s base salary was increased to $700,000.
[13]	Mr. Staffieri will be entitled to receive his salary for the one-year period following his resignation for good cause following a change in control. As of December 31, 2015, Mr. Staffieri’s base salary was $600,000. Effective March 30, 2016, Mr. Staffieri’s base salary was increased to $700,000.
[14]	Mr. Kogod will be entitled to receive his salary for the one-year period following his termination or resignation. As of December 31, 2015, Mr. Kogod’s base salary was $800,000.
[15]	Mr. Kogod will be entitled to receive a lump-sum payment equivalent to the bonus that he had been paid in the year before the termination. The Company interprets this severance provision to mean the severance is based on the bonus paid ‘‘for’’ the year prior to the year for which a bonus was most recently earned. This severance amount is reported as the bonus paid to Mr. Kogod for 2014, which was $200,000.
[16]	Mr. Kogod will be entitled to receive his salary for the two-year period following his resignation for good cause following a change in control.
[17]	Mr. Hilger will be entitled to receive payment in an amount equal to his salary for the 12-month period following his termination. As of December 31, 2015, Mr. Hilger’s base salary was $375,000. Such payment obligation will be reduced dollar-for-dollar by the amount of any compensation received by Mr. Hilger from another employer during the severance payment period, and Mr. Hilger is obligated to use reasonable efforts to find employment during such period.

[18]	Mr. Hilger will continue to receive his health benefits for the one-year period following termination. The amount reported in the table above is the estimated actual cost of COBRA insurance premiums for Mr. Hilger for the one-year period following termination.
[19]	Dr. Menzel stepped down as our Chief Financial Officer effective March 30, 2015 and is entitled to receive his salary for the one-year period following his termination. As of his termination, Dr. Menzel’s base salary was $510,000, which was paid over a 12-month period beginning on May 5, 2015.

Other Severance Payments and Benefits

The Company’s obligation to provide continued health benefits under the circumstances set forth in the tables above is subject to earlier termination in connection with the executive accepting employment with another employer.

In the event of termination as a result of death, the estates of the NEOs identified in the tables above will also receive the proceeds of the respective term life insurance policy for each NEO. The coverage amount for each NEO is as follows: $1,201,000 for Mr. Thiry, $500,000 for Mr. Rodriguez, $500,000 for Mr. Staffieri, $585,000 for Mr. Kogod and $375,000 for Mr. Hilger.

Pursuant to the terms of his employment agreement, Mr. Thiry will be eligible to receive a ‘‘gross-up’’ payment to the extent that any payment or benefit received or to be received by him is reduced by tax obligations possibly imposed by Sections 280G or 4999 of the Internal Revenue Code. Assuming a triggering event took place on December 31, 2015, there would not be any tax gross-up amount payable. Moreover, no gross-up would have been payable under his agreement in any of the prior five years if a change of control had occurred. Mr. Thiry has the only remaining legacy agreement that contains a tax gross-up. We have not provided for tax gross-ups in any employment agreements or amended employment agreements entered into after July 2008.

To receive the severance payments and benefits described above, each NEO must execute the Company’s standard severance and general release agreement. In addition, the employment agreements with each of our NEOs include confidentiality provisions that would apply until the confidential information becomes publicly available (other than through breach by the NEO). These employment agreements also include nonsolicitation provisions which prohibit each NEO from soliciting any patient or customer of the Company to patronize a competing dialysis facility or from soliciting any patient, customer, supplier or physician to terminate their business relationship with the Company, for a period of two years following the termination of the NEO’s employment. However, with respect to Mr. Kogod, the nonsolicitation provision would apply for a period of one year following termination.

Accelerated Vesting of Stock-Based Awards

For grants and awards of SSARs and/or RSUs to our NEOs, the stock-based award agreements provide that in the event that either (i) in connection with a Change of Control (as defined below), the acquiring entity fails to assume, convert or replace the NEO’s options or awards, or (ii) the NEO’s employment is terminated within the twenty-four-month period following a Change of Control by the Company (or the acquiring entity) other than for Cause (as defined below) or, if applicable, by the NEO in accordance with the termination for Good Reason provisions of the NEO’s employment agreement, if any, then, in any such case, the options or RSU awards shall automatically vest and become immediately exercisable in their entirety, such vesting to be effective as of immediately prior to the effective date of the Change of Control in the case of (i), and as of the date of termination of the NEO’s employment in the case of (ii). For grants of PSUs, upon a Change of Control, all PSU awards immediately vest, and all PSU performance metrics are converted to the relative TSR metric. The number of shares issuable are then determined based on the Company’s relative TSR performance (as described in the Compensation Discussion and Analysis) through an ending average price period of the approximately 30 calendar days immediately preceding the Change of Control.

The table below sets forth the value of the Company’s obligations upon the automatic vesting of the stock-based awards of our NEOs as described above and assumes that the triggering event took place on December 31, 2015.

Name	Value of SSARs[1]	Value of Stock Awards[2]	Tax Gross-Up
Kent J. Thiry[3,4]	$16,449,172	$5,023,581	—
Javier J. Rodriguez	$3,850,058	$2,542,045	N/A
Michael D. Staffieri	$845,108	$343,949	N/A
Dennis L. Kogod	$3,215,774	$2,542,045	N/A
James K. Hilger	$440,557	$507,210	N/A
Garry E. Menzel	—	—	—
[1]	Values are based on the aggregate difference between the respective base prices and the closing sale price of our common stock on December 31, 2015, which was $69.71 per share, as reported by the NYSE.
[2]	Values are based on the aggregate number of shares underlying PSUs and RSUs multiplied by the closing sale price of our common stock on December 31, 2015, which was $69.71 per share, as reported by the NYSE. Based on the terms of the PSU agreement, as of December 31, 2015, any accelerated PSUs would be valued at $0.
[3]	Pursuant to the terms of his employment agreement entered into on July 25, 2008, Mr. Thiry would be entitled to receive a ‘‘gross-up’’ payment to the extent any benefit received is reduced by tax obligations possibly imposed by Sections 280G or 4999 of the Internal Revenue Code. Any such tax gross-up amount would be calculated using a 20% excise tax rate and an approximately 40% individual income tax rate and assumes that the base amount for purposes of Sections 280G and 4999 of the Internal Revenue Code has been allocated between the cash severance and equity components of the change of control benefits in proportion to the amounts of each component. Assuming a triggering event took place on December 31, 2015, there would not be any tax gross-up amount payable.
[4]	Since Mr. Thiry has been employed with the Company for over ten years as of December 31, 2015, 50% of any unvested equity awards vest upon any termination by Mr. Thiry without Cause or for Good Reason. The value of such accelerated vesting is equal to 50% of the amounts set forth in the table.

Definitions Under Stock-Based Award Agreements

For purposes of the stock-based award agreements and the table above:

A “Change of Control” means (i) any transaction or series of transactions in which any person or group (within the meaning of Rule 13d-5 under the Exchange Act and Sections 13(d) and 14(d) of the Exchange Act) becomes the direct or indirect ‘‘beneficial owner’’ (as defined in Rule 13d-3 under the Exchange Act), by way of a stock issuance, tender offer, merger, consolidation, other business combination or otherwise, of greater than 50% of the total voting power (on a fully diluted basis as if all convertible securities had been converted and all warrants and options had been exercised) entitled to vote in the election of directors of the Company (including any transaction in which the Company becomes a wholly-owned or majority-owned subsidiary of another corporation), (ii) any merger or consolidation or reorganization in which the Company does not survive, (iii) any merger or consolidation in which the Company survives, but the shares of the Company’s common stock outstanding immediately prior to such merger or consolidation represent 50% or less of the voting power of the Company after such merger or consolidation, and (iv) any transaction in which more than 50% of the Company’s assets are sold.

No transaction will constitute a Change of Control under the stock-based award agreements if both (x) the person acting as the CEO of the Company for the six months prior to such transaction becomes the CEO or executive chairman of the board of directors of the entity that has acquired control of the Company as a result of such transaction immediately after such transaction and remains the CEO or executive chairman of the board of directors for not less than one year following the transaction and (y) a majority of the acquiring entity’s board of directors immediately after such transaction consist of persons who were directors of the Company immediately prior to such transaction.

“Cause” means: (1) a material breach by the executive of those duties and responsibilities of the executive which do not differ in any material respect from the duties and responsibilities of the executive during the 90-day period immediately prior to a Change of Control (other than as a result of incapacity due to physical or mental illness) which is demonstrably willful and deliberate on the executive’s part, which is committed in bad faith or without reasonable belief that such breach is in the best interests of the Company and which is not remedied in a reasonable period of time after receipt of written notice from the Company specifying such breach; (2) willful misconduct or gross negligence which results in material harm to the Company; (3) the conviction of the executive of, or a plea of nolo contendere by the executive to, a felony or other crime involving fraud or dishonesty; or (4) willful violation of Company policies which results in material harm to the Company.

Compensation of Directors

The following table sets forth information concerning the compensation of our non-employee directors during 2015. Mr. Thiry also serves as a member of the Board. As an executive officer of the Company, Mr. Thiry does not receive any additional compensation for his services as a member of the Board.

2015 DIRECTOR COMPENSATION

Name	Fees Earned ($)[1]	Stock Awards ($ )[2,3,4]	SSAR Awards ($)[5]	Total ($)
Pamela M. Arway	$155,000	$94,991	$69,606	$319,597
Charles G. Berg	$229,000	$94,991	$69,606	$393,597
Carol Anthony (‘‘John’’) Davidson	$167,500	$94,991	$69,606	$332,097
Barbara J. Desoer	$18,696	$22,168	$14,649	$55,513
Paul J. Diaz	$110,000	$94,991	$69,606	$274,597
Peter T. Grauer	$132,500	$94,991	$101,662	$329,153
John M. Nehra	$132,500	$94,991	$69,606	$297,097
Dr. William L. Roper	$127,500	$94,991	$69,606	$292,097
Roger J. Valine	$117,500	$94,991	$69,606	$282,097
[1]	Consists of the amounts described below under “Annual Retainers,” “Meeting Fees,” and “Expense Reimbursement and Per Diem Compensation.” With respect to Mr. Grauer, includes the $37,500 cash portion for service as lead independent director. With respect to Ms. Arway and Messrs. Davidson and Berg, includes the $50,000 cash portion for service as chair of the Compensation Committee, Audit Committee and Compliance Committee, respectively. With respect to Mr. Nehra and Dr. Roper, includes the $25,000 cash portion for service as chair of the Public Policy Committee and Clinical Performance Committee, respectively. With respect to Mr. Berg, includes the $59,000 of additional fees in the aggregate paid to Mr. Berg in his role as the chairman of the Board’s Compliance Committee, in overseeing the Corporate Integrity Agreement and the subpoenas received by HCP, at the request of the Board
[2]	With respect to Mr. Grauer, includes the $43,750 equity portion denominated in direct stock issuances for service as lead independent director.
[3]	The amounts shown in this column reflect the aggregate grant date fair value of all common stock awards, restricted stock units and DSI awards granted to our directors during 2015 as estimated by the Company in accordance with FASB ASC Topic 718. See Note 19 to the Consolidated Financial Statements included in our Original 2015 Form 10-K for a discussion of the relevant assumptions used in calculating grant date fair value pursuant to FASB ASC Topic 718.
[4]	The amounts shown in this column reflect the aggregate grant date fair value of all SSAR awards granted to our directors during 2015 as estimated by the Company in accordance with FASB ASC Topic 718. With respect to Mr. Grauer, includes the $43,750 equity portion denominated in SSARs for service as lead independent director. See Note 19 to the Consolidated Financial Statements included in our Original 2015 Form 10-K for a discussion of the relevant assumptions used in calculating grant date fair value pursuant to FASB ASC Topic 718.
[5]	As of December 31, 2015, each non-employee director had the following number of SSARs outstanding: Ms. Arway, 82,076; Mr. Berg, 58,076; Mr. Davidson, 46,076; Ms. Desoer, 1,223; Mr. Diaz, 10,076; Mr. Grauer, 122,717; Mr. Nehra, 118,076; Dr. Roper, 82,076; and Mr. Valine, 88,076.

Our Non-Employee Director Compensation Policy (the ‘‘Director Compensation Policy’’) sets forth the terms of our director compensation. There is no discretionary decision-making involved in director compensation. The Compensation Committee and the Board periodically review director compensation, except with respect to occasional meetings or activities outside the scope of normal Board duties that are compensated on a per diem basis (see description below under ‘‘Per Diem Compensation’’). The following describes the compensation paid to our non-employee directors for service as a director during 2015 under the Director Compensation Policy as set forth in the table above. Directors who are our employees or officers do not receive compensation for service on the Board or any committee of the Board.

Stock-Based Compensation

Annual Grant. Under the Director Compensation Policy, each of our non-employee directors is entitled to receive SSARs, granted on, and priced as of close of the market on, the date of our annual stockholder meeting. The number of SSARs to be granted shall be determined by dividing $95,000 by 25% of the closing market price of our common stock on the grant date. The SSARs vest in full on the one year anniversary of the date of grant, with acceleration of vesting upon a Change of Control (as defined above under ‘‘Definitions Under Stock-Based Award Agreements’’), and expiring five years after the date of grant. Each of our non-employee directors is also entitled to receive direct stock issuances (‘‘DSIs’’) to be granted quarterly on the last day of each fiscal quarter. The number of DSIs to be granted quarterly shall be determined by dividing $23,750 by the closing market price of our common stock on the last trading day of each fiscal quarter. The DSIs are 100% vested upon issuance. The annual grant of SSARs and DSIs shall be prorated, as applicable, including for new directors, based on the days of service on the Board within a fiscal year or fiscal quarter, respectively. SSARs granted on a prorated basis shall be granted and priced as of the close of market on the first day of service on the Board, which date shall be determined by the Board upon such individual’s appointment as a director.

Additional Annual Grant to Lead Independent Director. The lead independent director is also entitled to receive additional SSARs, granted on, and priced as of the close of the market on, the date of our annual stockholder meeting. The number of SSARs to be granted shall be determined by dividing $43,750 by 25% of the closing market price of our common stock on the grant date. The SSARs vest in full on the one year anniversary of the date of grant, with acceleration of vesting upon a Change of Control (as defined above under ‘‘Definitions Under Stock-Based Award Agreements’’), and expiring five years after the date of grant. Vesting of these SSARs continues so long as the non-employee director continues to serve on the Board even if he or she is no longer lead independent director. The lead independent director is also entitled to receive DSIs to be granted quarterly on the last day of each fiscal quarter. The number of DSIs to be granted quarterly shall be determined by dividing $10,937.50 by the closing market price of our common stock on the last trading day of each fiscal quarter. The DSIs are 100% vested upon issuance. The annual grant of SSARs and DSIs shall be prorated, as applicable, based on the days of service as lead independent director within a fiscal year or fiscal quarter, as applicable. SSARs granted on a prorated basis shall be granted and priced as of the close of market on the first day of service as lead independent director on the Board.

If the lead independent director also serves as a chair of any committee of the Board, the lead independent director will also be entitled to receive the additional retainer for serving as the chair of any such committee, in addition to the retainers and equity grants he or she is entitled to receive as the lead independent director.

Annual Retainers

Annual Retainer. Pursuant to the Director Compensation Policy, each of our non-employee directors is entitled to receive an annual retainer of $80,000 in cash per year, paid quarterly in arrears.

Lead Independent Director Retainer. Under the Director Compensation Policy, the lead independent director receives an additional retainer of $37,500 in cash per year, paid quarterly in arrears.

Committee Chairs Retainer. Under the Director Compensation Policy, the chairs of the Audit, Compensation and Compliance Committees receive an additional retainer of $50,000 in cash per year, paid quarterly in arrears, and the chairs of the Public Policy and the Clinical Performance Committees receive an additional retainer of $25,000 in cash per year, paid quarterly in arrears.

Proration of Quarterly Retainer — Upon Appointment. The quarterly retainer due to a director elected during a quarter is prorated based on the date of such director’s appointment.

Proration of Quarterly Retainer — Upon Termination. The quarterly retainer due to a director terminating service during a quarter is prorated based on the date of such director’s termination.

Meeting Fees

Board Meetings. Under the Director Compensation Policy, our non-employee directors are not entitled to receive any additional compensation for regularly scheduled Board meetings.

Special Board Meetings. Non-employee directors are entitled to receive $2,500 in cash for attendance at a special meeting regardless of the duration of such meeting, unless the meeting is held telephonically, in which case the meeting must last at least approximately one hour.

Committee Meetings. For committee meetings, non-employee directors are entitled to receive additional compensation of $2,500 in cash for attendance regardless of the duration of such meetings, unless it is a special committee meeting held telephonically, in which case the meeting must last at least approximately one hour. In the case of Audit Committee meetings related to quarterly earnings releases, additional compensation of $2,500 in cash for each such meeting is paid regardless of the duration of such meetings.

Expense Reimbursement and Per Diem Compensation

Expense Reimbursement. Under the Director Compensation Policy, we reimburse our directors for their reasonable out-of-pocket expenses incurred in connection with their travel to and attendance at meetings of the Board or any committee thereof and other Board-related business.

Per Diem Compensation. Additionally, under the Director Compensation Policy, we compensate our non-employee directors on a per diem, hourly or other basis at a rate that is reasonable and fair to the Company as determined at the discretion of the lead independent director, the Board or the Compensation Committee, as applicable, for significant time spent outside of Board or committee meetings or for meetings or activities outside the scope of normal board duties, including director training, meeting with Company management or external auditors, interviewing director candidates or other activities deemed necessary by the chairman of the Board, the lead independent director, or the entire Board. The per diem rate is paid on a pro rata basis for activities that do not require a full day of service.

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee has served as one of our officers or employees at any time. During 2015, none of our executive officers served as a member of the compensation committee or board of directors of any other company whose executive officer(s) served as a member of our Compensation Committee or Board.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the ownership of our common stock as of March 31, 2016 by (a) all persons known by us to own beneficially more than 5% of our common stock, (b) each of our directors and named executive officers, and (c) all of our directors and executive officers as a group. We know of no agreements among our stockholders which relate to voting or investment power over our common stock or any arrangement the operation of which may at a subsequent date result in a change of control of the Company.

Name and address of beneficial owner[1]	Number of shares beneficially owned	Percentage of shares beneficially owned
Warren E. Buffett[2] Berkshire Hathaway Inc.[2] 1440 Kiewit Plaza Omaha, Nebraska 68131	38,565,570	18.69%
The Vanguard Group, Inc.[3] 100 Vanguard Blvd. Malvern, PA 19355	14,380,779	6.97%
BlackRock Inc.[4] 55 East 52nd Street New York, NY 10055	12,297,950	5.96%
Kent J. Thiry[5]	2,053,122	*
Javier J. Rodriguez[6]	686,363	*
Michael D. Staffieri[7]	152,747	*
Dennis L. Kogod[8]	629,782	*
James K. Hilger[9]	67,166	*
Pamela M. Arway[10]	89,808	*
Charles G. Berg[11]	77,437	*
Carol Anthony (‘‘John’’) Davidson[12]	49,697	*
Barbara J. Desoer	642	*
Paul J. Diaz[13]	13,094	*
Peter T. Grauer[14]	154,921	*
John M. Nehra[15]	186,117	*
Dr. William L. Roper[16]	85,306	*
Roger J. Valine[17]	101,842	*
All directors and executive officers as a group (18 persons)[18]	4,419,926	2.1%

*	Amount represents less than 1% of our common stock.
[1]	Unless otherwise set forth in the footnotes below, the address of each beneficial owner is 2000 16th Street, Denver, Colorado, 80202.
[2]	Based solely on information contained in Amendment No. 4 to Schedule 13G filed with the SEC on February 17, 2015, Berkshire Hathaway Inc., a diversified holding company which Mr. Buffett may be deemed to control. Mr. Buffett and Berkshire Hathaway Inc. share voting and dispositive power over 38,565,570 shares of the Company’s common stock, which include shares beneficially owned by certain subsidiaries of Berkshire Hathaway Inc. as a result of being a parent holding company or control person.
[3]	Based solely upon information contained in Amendment No. 5 to Schedule 13G filed with the SEC on February 10, 2016, The Vanguard Group, Inc., an investment adviser, has sole voting power with respect to 308,622 shares, shared voting power with respect to 16,700 shares, sole dispositive power with respect to 14,047,851 shares and shared dispositive power with respect to 332,928 shares.
[4]	Based solely upon information contained in Schedule 13G filed with the SEC on January 28, 2016, BlackRock, Inc., an investment advisor, has sole voting power with respect to 10,691,404 shares and sole dispositive power with respect to 12,297,950 shares.
[5]	Includes 458,994 shares held in a family trust and 1,450,000 shares issuable upon the exercise of SSARs and 72,064 restricted stock units, which are exercisable as of, or will become exercisable within 60 days after, March 31, 2016.
[6]	Includes 549,167 shares issuable upon the exercise of SSARs and 36,466 restricted stock units, which are exercisable as of, or will become exercisable within 60 days after, March 31, 2016.

[7]	Includes 130,600 shares issuable upon the exercise of SSARs and 4,934 restricted stock units, which are exercisable as of, or will become exercisable within 60 days after, March 31, 2016.
[8]	Includes 84,350 shares held in trust and 472,500 shares issuable upon the exercise of SSARs and 36,466 restricted stock units, which are exercisable as of, or will become exercisable within 60 days after, March 31, 2016.
[9]	Includes 47,000 shares issuable upon the exercise of SSARs and 3,983 restricted stock units, which are exercisable as of, or will become exercisable within 60 days after, March 31, 2016.
[10]	Includes 77,414 shares issuable upon the exercise of SSARs, which are exercisable as of, or will become exercisable within 60 days after, March 31, 2016.
[11]	Includes 14,095 shares held in trust and 53,414 shares issuable upon the exercise of SSARs, which are exercisable as of, or will become exercisable within 60 days after, March 31, 2016.
[12]	Includes 41,414 shares issuable upon the exercise of SSARs, which are exercisable as of, or will become exercisable within 60 days after, March 31, 2016.
[13]	Includes 5,414 shares issuable upon the exercise of SSARs, which are exercisable as of, or will become exercisable within 60 days after, March 31, 2016.
[14]	Includes 115,908 shares issuable upon the exercise of SSARs, which are exercisable as of, or will become exercisable within 60 days after, March 31, 2016.
[15]	Includes 72,379 shares in trust and 113,414 shares issuable upon the exercise of SSARs, which are exercisable as of, or will become exercisable within 60 days after, March 31, 2016.
[16]	Includes 77,414 shares issuable upon the exercise of SSARs, which are exercisable as of, or will become exercisable within 60 days after, March 31, 2016.
[17]	Includes 83,414 shares issuable upon the exercise of SSARs, which are exercisable as of, or will become exercisable within 60 days after, March 31, 2016.
[18]	Includes 3,284,585 shares issuable upon the exercise of SSARs and 154,451 restricted stock units, which are exercisable as of, or will become exercisable within 60 days after, March 31, 2016.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We or one of our subsidiaries may occasionally enter into transactions with certain ‘‘related persons.’’ Related persons include our executive officers, directors, nominees for directors, 5% or more beneficial owners of our common stock and immediate family members of these persons. We refer to transactions involving amounts in excess of $120,000 and in which the related person has a direct or indirect material interest as ‘‘related person transactions.’’ Each related person transaction must be approved or ratified in accordance with the Company’s written Related Person Transactions Policy by our Audit Committee or, if our Audit Committee determines that the approval or ratification of such related person transaction should be considered by all disinterested members of the Board, by the vote of a majority of such disinterested members.

The Audit Committee considers all relevant factors when determining whether to approve or ratify a related person transaction including, without limitation, the following:

•	the size of the transaction and the amount payable to a related person;
•	the nature of the interest of the related person in the transaction;
•	whether the transaction may involve a conflict of interest; and
•	whether the transaction involves the provision of goods or services to the Company that are available from unaffiliated third parties and, if so, whether the transaction is on terms and made under circumstances that are at least as favorable to the Company as would be available in comparable transactions with or involving unaffiliated third parties.

The Company’s Related Person Transactions Policy is available under the Corporate Governance section of our website, located at http://www.davita.com/about/ corporate-governance.

In 2013 the Company discovered certain errors made in processing annual bonuses deferrals under the Company’s Voluntary Deferral Plan. For affected employees, the errors resulted in underpayment of their bonuses and overfunding of their deferral accounts. There were 67 employees affected, including Mr. Thiry, our Chief Executive Officer. Once discovered, the Company corrected these errors consistent with the rules prescribed by the Internal Revenue

Service (‘‘IRS’’). These corrections required certain of the affected employees to: (1) recognize taxable income in excess of the amounts previously reported to them by the Company in their wage and tax statements, (2) pay penalties to the IRS under Section 409A of the Internal Revenue Code, and (3) file amended tax returns for the years affected by the errors. In addition, the employees suffered the forfeiture of earnings on improperly deferred amounts during the period of deferral. As a consequence, the affected employees submitted claims for the losses and expenses they suffered (including for forfeited earnings, tax penalties, interest for late payments, costs of amending prior years’ tax returns and the cost of related tax advice) as a result of the Company’s errors. Mr. Thiry submitted claims for, and was reimbursed $873,373. The reimbursement of Mr. Thiry in connection with his claims was evaluated and approved by the Audit Committee in accordance with the Company’s Related Person Transaction Policy.

Director Independence

Under the listing standards of the NYSE, a majority of the members of the Board must satisfy the NYSE criteria for ‘‘independence.’’ No director qualifies as independent under the NYSE listing standards unless the Board affirmatively determines that the director has no material relationship with the Company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the Company). In addition, the Board has adopted a formal set of standards used to determine director independence. The full text of our director independence standards is available under the Corporate Governance section of our website, located at http://www.davita.com/about/ corporate-governance.

The Board evaluates the independence of our directors annually and will review the independence of individual directors on an interim basis to consider changes in employment, relationships and other factors. The Board has determined that all of the individuals currently serving, or who served at any time during 2015, as members of the Board, other than Mr. Thiry, are independent under the NYSE listing standards and the Company’s independence standards. In evaluating each director’s independence, the Board considered the nature of any executive officer’s personal investment interest in director affiliated entities (active or passive), the level of involvement by the director or executive officer as a partner in any such director affiliated entities, any special arrangements between the parties which would lead to a personal benefit, any personal benefits derived as a result of business relationships with the Company, any other personal benefit derived by any director or executive officer as a result of the disclosed relationships or any other relevant factors.

In assessing director independence, the Board considered investments made in the past by some Board members and executive officers of the Company in certain funds of a venture capital firm of which Mr. Nehra is a retired special partner or that are managed directly or indirectly by the firm of which Mr. Nehra is a retired special partner. The Board also considered transactions in which WellCare has made payments to us for services rendered in the ordinary course of business in the last three years which did not exceed the greater of $1 million or 2% of WellCare’s consolidated gross revenue in each such year. Mr. Berg was a director and non-executive chairman of WellCare until May 2013 and holds less than a 10% beneficial interest in WellCare. The Board also considered the $465,000 of additional fees in the aggregate paid to Mr. Berg in his role as a member of the Board’s Compliance Committee in 2013 and 2014, in overseeing the 2010 U.S. Attorney physician relationship investigation and the 2011 U.S. Attorney physician relationship investigation (‘‘PRI’’), at the request of the Board, as well as the $59,000 additional fees paid to Mr. Berg in 2015 in his role as the chairman of the Board’s Compliance Committee, in overseeing matters related to the subpoenas received by HCP and the five-year Corporate Integrity Agreement entered into between the Company and the United States Department of Health and Human Services, Office of Inspector General, in

connection with the resolution of PRI (the ‘‘Corporate Integrity Agreement’’). In addition, the Board considered the transactions in which Kindred has made payments to us for services rendered in the ordinary course of business in the last three years which did not exceed the greater of $1 million or 2% of Kindred’s consolidated gross revenue in each such year. Mr. Diaz is Kindred’s executive vice chairman and director, and has less than a 10% beneficial interest in Kindred.

The Board maintains a policy whereby the Board will evaluate the appropriateness of the director’s continued service on the Board in the event that the director retires from his or her principal job, changes his or her principal job responsibility or experiences a significant event that could negatively affect his or her service to the Board. In such event, the policy provides that the affected director shall promptly submit his or her resignation to the chairman of the Board and the lead independent director. The members of the Board, excluding the affected director, will determine whether the affected director’s continued service on the Board is in the best interests of our stockholders and will decide whether or not to accept the resignation of the director. In addition, the policy provides that prior to accepting an invitation to serve on the board of directors of another public company, a director must advise the chairman of the Board and the lead independent director so that the remaining members of the Board may evaluate any potential conflicts of interest.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Principal Accounting Fees and Services

The following table sets forth the aggregate professional fees billed to us for the years ended December 31, 2015 and 2014 by KPMG LLP, our independent registered public accounting firm:

	2015	2014
Audit fees[1]	$5,063,695	$4,760,714
Audit-related fees[2]	$539,789	$487,185
Tax fees[3]	$589,551	$445,429
All other fees	—	—
Total	$6,193,035	$5,693,328

[1]	Includes aggregate fees for the audit of our consolidated financial statements and the effectiveness of our internal control over financial reporting and the three quarterly reviews of our consolidated financial statements included in our Form 10-Q and other SEC filings. In addition, audit fees include statutory audits in several international countries.
[2]	Includes fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported as “Audit Fees.” The audit-related fees in 2015 and 2014 include fees for audits of our employee benefit plans, an audit of a majority-owned entity, audits of HCP’s risk bearing organizations, and fees of $101,009 and $264,297 in 2015 and 2014, respectively, for due diligence services relating to potential acquisitions.
[3]	Includes fees for professional services rendered for tax advice and tax planning. None of these fees were for tax compliance or tax preparation services.

Pre-Approval Policies and Procedures

The Audit Committee is required to pre-approve the audit, audit-related, tax and all other services provided by our independent registered public accounting firm in order to assure that the provision of such services does not impair the auditor’s independence. The Audit Committee’s pre-approval policy provides for pre-approval of all audit, audit-related, tax and all other services provided by the independent registered public accounting firm, KPMG LLP. The Audit Committee pre-approved all such services in 2015 and concluded that such services performed by KPMG LLP were compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)

(1)	The following financial statements are included in Item 8 of the Original 2015 Form 10-K:

Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013

Consolidated Balance Sheets as of December 31, 2015 and 2014

Consolidated Statements of Cash Flow for the years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Equity for the years ended December 31, 2015, 2014 and 2013

Notes to Consolidated Financial Statements

(2)	The following financial statement schedules are included in Item 8 of the Original 2015 Form 10-K:

Report of Independent Registered Public Accounting Firm

Schedule II—Valuation and Qualifying Accounts

(3)	Exhibits—See Exhibit List.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Denver, State of Colorado, on April 29, 2016.

DAVITA HEALTHCARE PARTNERS INC.

By:	/s/ JAMES K. HILGER
James K. Hilger Interim Chief Financial Officer and Chief Accounting Officer

EXHIBIT INDEX

2.1	Agreement and Plan of Merger, dated as of May 20, 2012, by and among DaVita Inc., Seismic Acquisition LLC, HealthCare Partners Holdings, LLC, and the Member Representative.(36)

2.2	Amendment, dated as of July 6, 2012, to the Agreement and Plan of Merger, dated as of May 20, 2012, by and among DaVita Inc., Seismic Acquisition LLC, HealthCare Partners Holdings, LLC, and the Member Representative.(37)

3.1	Amended and Restated Certificate of Incorporation of Total Renal Care Holdings, Inc. (TRCH), dated December 4, 1995.(1)

3.2	Certificate of Amendment of Certificate of Incorporation of TRCH, dated February 26, 1998.(2)

3.3	Certificate of Amendment of Certificate of Incorporation of DaVita Inc. (formerly Total Renal Care Holdings, Inc.), dated October 5, 2000.(3)

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of DaVita Inc., as amended dated May 30, 2007.(16)

3.5	Certificate of Ownership and Merger Merging DaVita Name Change, Inc. with and into DaVita Inc., as filed with Secretary of State of the State of Delaware on November 1, 2012.(40)

3.6	Amended and Restated Bylaws for DaVita Inc. dated as of March 10, 2011.(17)

4.1	Indenture, dated August 28, 2012, by and among DaVita Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee.(38)

4.2	Form of 5.750% Senior Notes due 2022 and related Guarantee (included in Exhibit 4.1).(38)

4.3	Indenture, dated June 13, 2014, by and among DaVita HealthCare Partners Inc., the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee. (44)

4.4	Form of 5.125% Senior Notes due 2024 and related Guarantee (included in Exhibit 4.3). (44)

4.5	Second Supplemental Indenture for the 5.750% Senior Notes due 2022, dated June 13, 2014, by and among DaVita HealthCare Partners Inc., the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee. (45)

4.6	Indenture for the 5.000% Senior Notes due 2025, dated April 17, 2015, by and among DaVita HealthCare Partners Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee. (28)

4.7	Form of 5.000% Senior Notes due 2025 and related Guarantee (included in Exhibit 4.6). (28)

10.1	Employment Agreement, dated as of October 19, 2009, by and between DaVita Inc. and Kim M. Rivera.(29)*

10.2	Employment Agreement, dated as of October 31, 2005, effective October 24, 2005, by and between DaVita Inc. and Dennis Kogod.(8)*

10.3	Amendment to Mr. Kogod’s Employment Agreement, effective December 12, 2008.(23)*

10.4	Second Amendment to Mr. Kogod’s Employment Agreement, effective December 31, 2012.(23)*

10.5	Employment Agreement, effective September 22, 2005, by and between DaVita Inc. and James Hilger.(10)*

10.6	Amendment to Mr. Hilger’s Employment Agreement, effective December 12, 2008.(23)*

10.7	Second Amendment to Mr. Hilger’s Employment Agreement, effective December 27, 2012.(42)*

10.8	Employment Agreement, effective July 25, 2008, between DaVita Inc. and Kent J. Thiry.(20)*

10.9	Employment Agreement, effective August 1, 2008, between DaVita Inc. and Allen Nissenson.(21)*

10.10	Employment Agreement, effective March 3, 2008, between DaVita Inc. and David Shapiro.(23)*

10.11	Amendment to Mr. Shapiro’s Employment Agreement, effective December 4, 2008.(23)*

10.12	Employment Agreement, effective March 17, 2010, by and between DaVita Inc. and Javier Rodriguez.(25)*

10.13	Memorandum Relating to Bonus Structure for Kent J. Thiry.(26)*

10.14	Memorandum Relating to Bonus Structure for Dennis L. Kogod.(26)*

10.15	Form of Indemnity Agreement.(15)*

10.16	Form of Indemnity Agreement.(9)*

10.17	Executive Incentive Plan (as Amended and Restated effective January 1, 2009).(24)*

10.18	Executive Retirement Plan.(23)*

10.19	DaVita Voluntary Deferral Plan.(7)*

10.20	Deferred Bonus Plan (Prosperity Plan).(22)*

10.21	Amendment No. 1 to Deferred Bonus Plan (Prosperity Plan).(23)*

10.22	Amended and Restated Employee Stock Purchase Plan.(18)*

10.23	Amended and Restated DaVita Healthcare Partners Inc. Severance Plan. (42)*

10.24	Change in Control Bonus Program.(23)*

10.25	Non-Management Director Compensation Philosophy and Plan.(19)*

10.26	Amended and Restated 2002 Equity Compensation Plan.(6)*

10.27	Amended and Restated 2002 Equity Compensation Plan.(14)*

10.28	Amended and Restated 2002 Equity Compensation Plan.(18)*

10.29	Amended and Restated 2002 Equity Compensation Plan.(23)*

10.30	DaVita Inc. 2002 Equity Compensation Plan.(27)*

10.31	Form of Non-Qualified Stock Option Agreement—Employee (DaVita Inc. 1999 Non-Executive Officer and Non-Director Equity Compensation Plan.(13)*

10.32	Form of Non-Qualified Stock Option Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(4)*

10.33	Form of Non-Qualified Stock Option Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(11)*

10.34	Form of Non-Qualified Stock Option Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(13)*

10.35	Form of Restricted Stock Units Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(4)*

10.36	Form of Restricted Stock Units Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(11)*

10.37	Form of Restricted Stock Units Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(13)*

10.38	Form of Restricted Stock Units Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(23)*

10.39	Form of Stock Appreciation Rights Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(11)*

10.40	Form of Stock Appreciation Rights Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(13)*

10.41	Form of Stock Appreciation Rights Agreement—Board (DaVita Inc. 2002 Equity Compensation Plan).(21)*

10.42	Form of Stock Appreciation Rights Agreement—Board members (DaVita Inc. 2011 Incentive Award Plan).(32)*

10.43	Form of Restricted Stock Units Agreement—Board (DaVita Inc. 2002 Equity Compensation Plan).(21)*

10.44	Form of Restricted Stock Units Agreement—Board members (DaVita Inc. 2011 Incentive Award Plan).(32)*

10.45	Form of Non-Qualified Stock Option Agreement—Board (DaVita Inc. 2002 Equity Compensation Plan).(21)*

10.46	Form of Stock Appreciation Rights Agreement—Executives (DaVita Inc. 2011 Incentive Award Plan).(32)*

10.47	Form of Restricted Stock Units Agreement—Executives (DaVita Inc. 2011 Incentive Award Plan).(32)*

10.48	Form of Restricted Stock Units Agreement (DaVita Inc. 2011 Incentive Award Plan). (42)*

10.49	Form of Stock Appreciation Rights Agreement (DaVita Inc. 2011 Incentive Award Plan). (42)*

10.50	Form of Long-Term Incentive Program Award Agreement (For 162(m) designated teammates) (DaVita Inc. 2011 Incentive Award Plan).(42) *

10.51	Form of Long-Term Incentive Program Award Agreement (DaVita Inc. 2011 Incentive Award Plan). (42)*

10.52	Credit Agreement, dated as of June 24, 2014, by and among DaVita Healthcare Partners Inc., the guarantors the guarantors party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, Barclays Bank PLC, and Wells Fargo Bank, National Association as Co-Syndication Agents, Bank of America, N.A., Credit Suisse AG, Goldman Sachs Bank USA, JPMorgan Chase Bank, N.A., Morgan Stanley Senior Funding, Inc., and SunTrust Bank, as Co-Documentation Agents, Barclays Bank PLC, Wells Fargo Securities, LLC, Credit Suisse Securities (USA) LLC, Goldman Sachs Bank USA, J.P. Morgan Securities, LLC, Bank of America, N.A., Morgan Stanley Senior Funding, Inc., and SunTrust Robinson Humphrey, Inc. as Joint Lead Arrangers and Joint Bookrunners, The Bank of Nova Scotia, Credit Agricole Securities (USA) Inc., The Bank of Tokyo-Mitsubishi UFJ, Ltd., and Sumitomo Mitsui Banking Corporation, as Senior Managing Agents, HSBC Securities (USA) Inc., Fifth Third Bank, and Compass Bank as Managing Agents. (45)

10.53	Perfection Certificate executed as of October 20, 2010 and delivered in connection with the closing of the Credit Agreement filed as Exhibit 10.68.(34)**

10.54	Dialysis Organization Agreement between DaVita Inc. and Amgen USA Inc. dated December 20, 2007.(22)**

10.55	Dialysis Organization Agreement between DaVita Inc. and Amgen USA Inc. dated December 17, 2010.(30)**

10.56	Amended and Restated DaVita HealthCare Partners Inc. 2011 Incentive Award Plan.(45)*

10.57	Amendment No. 2 to Dialysis Organization Agreement between DaVita Inc. and Amgen USA Inc. effective as of July 1, 2011.(33)**

10.58	Sourcing and Supply Agreement between DaVita Inc. and Amgen USA Inc. effective as of January 1, 2012.(35)**

10.59	Amendment No. 1 to Sourcing and Supply Agreement between DaVita HealthCare Partners Inc. and Amgen USA Inc. effective as of January 1, 2013.(42)**

10.60	Voting Agreement, dated as of May 20, 2012, by and among DaVita Inc., HealthCare Partners Holdings, LLC, and HealthCare Partners Medical Group.(36)

10.61	Support Agreement, dated as of May 20, 2012, by and among DaVita Inc., HealthCare Partners Holdings, LLC, and Dr. Robert Margolis.(36)

10.62	Support Agreement, dated as of May 20, 2012, by and among DaVita Inc., HealthCare Partners Holdings, LLC, and Dr. William Chin.(36)

10.63	Support Agreement, dated as of May 20, 2012, by and among DaVita Inc., HealthCare Partners Holdings, LLC, and Matthew Mazdyasni.(36)

10.64	Support Agreement, dated as of May 20, 2012, by and among DaVita Inc., HealthCare Partners Holdings, LLC, and Dr. Thomas Paulsen.(36)

10.65	Form of Non-Competition and Non-Solicitation Agreement, dated as of May 20, 2012, between DaVita Inc. and Dr. Robert Margolis, Dr. William Chin, Dr. Thomas Paulsen, Mr. Zan Calhoun, and Ms. Lori Glisson.(36)

10.66	Form of Non-Competition and Non-Solicitation Agreement, dated as of May 20, 2012, between DaVita Inc. and Mr. Matthew Mazdyasni, Dr. Sherif Abdou, and Dr. Amir Bacchus.(36)

10.67	Escrow Agreement, dated as of August 28, 2012, by and among DaVita Inc., The Bank of New York Mellon Trust Company, N.A., as trustee, The Bank of New York Mellon Trust Company, N.A., as escrow agent and The Bank of New York Mellon Trust Company, N.A., as bank and securities intermediary.(38)

10.68	Employment Agreement, dated as of May 20, 2012, effective as of the November 1, 2012, by and among Dr. Robert Margolis, DaVita Inc. and HealthCare Partners Holdings, LLC.(39)*

10.69	Amendment to Dr. Margolis’ Employment Agreement, effective December 31, 2012.(42)*

10.70	Employment Agreement, effective July 5, 2013, between DaVita HealthCare Partners Inc. and Garry E. Menzel.(41)*

10.71	Form of 2014 Long Term Incentive Program Cash Performance Award Agreement under the DaVita HealthCare Partners Inc. 2011 Incentive Award Plan and Long-Term Incentive Program (for 162(m) designated teammates). (46) * **

10.72	Form of 2014 Long Term Incentive Program Cash Performance Award Agreement under the DaVita HealthCare Partners Inc. 2011 Incentive Award Plan and Long-Term Incentive Program. (46)* **

10.73	Form of 2014 Long Term Incentive Program Performance Stock Units Agreement under the DaVita HealthCare Partners Inc. 2011 Incentive Award Plan and Long-Term Incentive Program (for 162(m) designated teammates). (46) * **

10.74	Form of 2014 Long Term Incentive Program Restricted Stock Units Agreement under the DaVita HealthCare Partners Inc. 2011 Incentive Award Plan and Long-Term Incentive Program. (46) *

10.75	Form of 2014 Long Term Incentive Program Stock Appreciation Rights Agreement under the DaVita HealthCare Partners Inc. 2011 Incentive Award Plan and Long-Term Incentive Program. (46) *

10.76	Corporate Integrity Agreement, dated as of October 22, 2014, by and among the Office of Inspector General of The Department of Health and Human Services and DaVita HealthCare Partners, Inc. (47)

12.1	Computation of Ratio of Earnings to Fixed Charges. ***

14.1	DaVita Inc. Corporate Governance Code of Ethics.(5)

21.1	List of our subsidiaries. ***

23.1	Consent of KPMG LLP, independent registered public accounting firm. ***

24.1	Powers of Attorney with respect to DaVita. (Included on Page II-1 of the Original 2015 Form 10-K). ***

31.1	Certification of the Chief Executive Officer, dated February 26, 2016, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ***

31.2	Certification of the Chief Financial Officer, dated February 26, 2016, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ***

31.3	Certification of the Chief Executive Officer, dated April 29, 2016, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.✓

31.4	Certification of the Chief Financial Officer, dated April 29, 2016, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.✓

32.1	Certification of the Chief Executive Officer, dated February 26, 2016, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***

32.2	Certification of the Chief Financial Officer, dated February 26, 2016, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***

101.INS	XBRL Instance Document. ***

101.SCH	XBRL Taxonomy Extension Schema Document. ***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. ***

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. ***

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. ***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. ***

✓	Included in this filing.
*	Management contract or executive compensation plan or arrangement.
**	Portions of this exhibit are subject to a request for confidential treatment and have been redacted and filed separately with the SEC.
***	Included in the Original 2015 Form 10-K filed on February 26, 2016.
(1)	Filed on March 18, 1996 as an exhibit to the Company’s Transitional Report on Form 10-K for the transition period from June 1, 1995 to December 31, 1995.
(2)	Filed on March 31, 1998 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.
(3)	Filed on March 20, 2001 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.
(4)	Filed on November 8, 2004 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.
(5)	Filed on February 27, 2004 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(6)	Filed on May 4, 2005 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.
(7)	Filed on November 8, 2005 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.
(8)	Filed on November 4, 2005 as an exhibit to the Company’s Current Report on Form 8-K.
(9)	Filed on March 3, 2005 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
(10)	Filed on August 7, 2006 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2006.
(11)	Filed on July 6, 2006 as an exhibit to the Company’s Current Report on Form 8-K.
(12)	Filed on November 3, 2006 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
(13)	Filed on October 18, 2006 as an exhibit to the Company’s Current Report on Form 8-K.
(14)	Filed on July 31, 2006 as an exhibit to the Company’s Current Report on Form 8-K.
(15)	Filed on December 20, 2006 as an exhibit to the Company’s Current Report on Form 8-K.
(16)	Filed on August 6, 2007 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.
(17)	Filed on March 17, 2011 as an exhibit to the Company’s Current Report on Form 8-K/A.
(18)	Filed on June 4, 2007 as an exhibit to the Company’s Current Report on Form 8-K.
(19)	Filed on May 8, 2008 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.
(20)	Filed on July 31, 2008 as an exhibit to the Company’s Current Report on Form 8-K.
(21)	Filed on November 6, 2008 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.
(22)	Filed on February 29, 2008 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
(23)	Filed on February 27, 2009 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008
(24)	Filed on June 18, 2009 as an exhibit to the Company’s Current Report on Form 8-K.
(25)	Filed on April 14, 2010 as an exhibit to the Company’s Current Report on Form 8-K.
(26)	Filed on May 3, 2010 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.
(27)	Filed on April 28, 2010 as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A.
(28)	Filed on April 17, 2015 as an exhibit to the Company’s Current Report on Form 8-K.
(29)	Filed on February 25, 2010 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
(30)	Filed on December 29, 2011 as an exhibit to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2010.
(31)	Filed on April 28, 2014 as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A.
(32)	Filed on August 4, 2011 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.
(33)	Filed on December 29, 2011 as an exhibit to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2011.
(34)	Filed on January 17, 2012 as an exhibit to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2011.
(35)	Filed on February 24, 2012 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.
(36)	Filed on May 21, 2012 as an exhibit to the Company’s Current Report on Form 8-K.
(37)	Filed on July 9, 2012 as an exhibit to the Company’s Current Report on Form 8-K.
(38)	Filed on August 28, 2012 as an exhibit to the Company’s Current Report on Form 8-K.
(39)	Filed on September 18, 2012 as an exhibit to Amendment No. 2 to the Company’s Registration Statement on Form S-4.

(40)	Filed on November 1, 2012 as an exhibit to the Company’s Current Report on Form 8-K.
(41)	Filed on August 7, 2013 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.
(42)	Filed on February 28, 2013 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
(43)	Filed on February 21, 2014 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
(44)	Filed on June 16, 2014 as an exhibit to the Company’s Current Report on Form 8-K.
(45)	Filed on August 1, 2014 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.
(46)	Filed on November 6, 2014 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.
(47)	Filed on October 23, 2014 as an exhibit to the Company’s Current Report on Form 8-K.