Form 10-Q
period 2016-03-31
DAVITA HEALTHCARE PARTNERS INC.
filed 2016-05-04
CIK 927066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

For the Quarterly Period Ended March 31, 2016

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

As of April 29, 2016, the number of shares of the Registrant’s common stock outstanding was approximately 206.5 million shares.

DAVITA HEALTHCARE PARTNERS INC.

Note: Items 3, 4 and 5 of Part II are omitted because they are not applicable.

i

DAVITA HEALTHCARE PARTNERS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(dollars in thousands, except per share data)

	Three months ended
	March 31,
	2016	2015
Patient service revenues	$2,477,738	$2,271,815
Less: Provision for uncollectible accounts	(109,205)	(99,164)
Net patient service revenues	2,368,533	2,172,651
Capitated revenues	887,047	850,515
Other revenues	325,556	264,799
Total net revenues	3,581,136	3,287,965
Operating expenses and charges:
Patient care costs and other costs	2,582,333	2,362,612
General and administrative	386,429	341,801
Depreciation and amortization	169,355	153,789
Provision for uncollectible accounts	2,517	1,827
Equity investment income	(1,387)	(2,908)
Goodwill impairment charge	77,000	—
Settlement charge	—	495,000
Total operating expenses and charges	3,216,247	3,352,121
Operating income (loss)	364,889	(64,156)
Debt expense	(102,884)	(97,392)
Other income (loss), net	2,976	(533)
Income (loss) before income taxes	264,981	(162,081)
Income tax expense (benefit)	126,822	(85,933)
Net income (loss)	138,159	(76,148)
Less: Net income attributable to noncontrolling interests	(40,725)	(34,469)
Net income (loss) attributable to DaVita HealthCare Partners Inc.	$97,434	$(110,617)
Earnings per share:
Basic net income (loss) per share attributable to DaVita HealthCare Partners Inc.	$0.48	$(0.52)
Diluted net income (loss) per share attributable to DaVita HealthCare Partners Inc.	$0.47	$(0.52)
Weighted average shares for earnings per share:
Basic	204,366,869	213,387,253
Diluted	207,928,096	213,387,253

See notes to condensed consolidated financial statements.

DAVITA HEALTHCARE PARTNERS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(dollars in thousands)

	Three months ended
	March 31,
	2016	2015
Net income (loss)	$138,159	$(76,148)
Other comprehensive (loss) income, net of tax:
Unrealized losses on interest rate swap and cap agreements:
Unrealized losses on interest rate swap and cap agreements	(5,469)	(5,760)
Reclassifications of net swap and cap agreements realized losses into net income	465	812
Unrealized gains (losses) on investments:
Unrealized gains on investments	229	382
Reclassification of net investment realized gains into net income	(93)	(157)
Foreign currency translation adjustments	11,181	(17,885)
Other comprehensive income (loss)	6,313	(22,608)
Total comprehensive income (loss)	144,472	(98,756)
Less: Comprehensive income attributable to noncontrolling interests	(40,725)	(34,469)
Comprehensive income (loss) attributable to DaVita HealthCare Partners Inc.	$103,747	$(133,225)

See notes to condensed consolidated financial statements.

DAVITA HEALTHCARE PARTNERS INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands, except per share data)

	March 31,	December 31,
	2016	2015
ASSETS
Cash and cash equivalents	$1,041,427	$1,499,116
Short-term investments	396,468	408,084
Accounts receivable, less allowance of $280,988 and $264,144	1,855,285	1,724,228
Inventories	192,689	185,575
Other receivables	525,548	435,885
Other current assets	187,287	190,322
Income taxes receivable	856	60,070
Total current assets	4,199,560	4,503,280
Property and equipment, net	2,911,205	2,788,740
Intangible assets, net	1,678,707	1,687,326
Equity investments	75,059	73,368
Long-term investments	97,770	94,122
Other long-term assets	66,269	73,560
Goodwill	9,485,628	9,294,479
	$18,514,198	$18,514,875
LIABILITIES AND EQUITY
Accounts payable	$480,288	$513,950
Other liabilities	779,141	682,123
Accrued compensation and benefits	728,476	741,926
Medical payables	317,747	332,102
Current portion of long-term debt	137,966	129,037
Total current liabilities	2,443,618	2,399,138
Long-term debt	8,979,855	9,001,308
Other long-term liabilities	464,250	439,229
Deferred income taxes	792,038	726,962
Total liabilities	12,679,761	12,566,637
Commitments and contingencies:
Noncontrolling interests subject to put provisions	912,705	864,066
Equity:
Preferred stock ($0.001 par value, 5,000,000 shares authorized; none issued)
Common stock ($0.001 par value, 450,000,000 shares authorized; 217,338,629 and 217,120,346 shares issued and 206,392,776 and 209,754,247 shares outstanding, respectively)	217	217
Additional paid-in capital	1,089,305	1,118,326
Retained earnings	4,454,269	4,356,835
Treasury stock (10,945,853 and 7,366,099 shares, respectively)	(786,352)	(544,772)
Accumulated other comprehensive loss	(53,513)	(59,826)
Total DaVita HealthCare Partners Inc. shareholders’ equity	4,703,926	4,870,780
Noncontrolling interests not subject to put provisions	217,806	213,392
Total equity	4,921,732	5,084,172
	$18,514,198	$18,514,875

See notes to condensed consolidated financial statements.

DAVITA HEALTHCARE PARTNERS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Three months ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$138,159	$(76,148)
Adjustments to reconcile net income to net cash provided by operating activities:
Settlement charge	—	495,000
Depreciation and amortization	169,355	153,789
Goodwill impairment charge	77,000	—
Stock-based compensation expense	13,097	12,762
Tax benefits from stock award exercises	8,668	9,366
Excess tax benefits from stock award exercises	(4,383)	(7,584)
Deferred income taxes	47,519	(203,940)
Equity investment income, net	5,238	2,539
Other non-cash charges	11,507	7,865
Changes in operating assets and liabilities, other than from acquisitions and divestitures:
Accounts receivable	(78,097)	(151,743)
Inventories	(4,924)	(9,193)
Other receivables and other current assets	(75,326)	(18,619)
Other long-term assets	(965)	153
Accounts payable	7,782	(10,933)
Accrued compensation and benefits	(32,909)	30,638
Other current liabilities	55,673	60,772
Income taxes	72,400	106,970
Other long-term liabilities	19,208	8,395
Net cash provided by operating activities	429,002	410,089
Cash flows from investing activities:
Additions of property and equipment	(173,187)	(121,421)
Acquisitions	(405,154)	(40,650)
Proceeds from asset and business sales	4,657	2,565
Purchase of investments available for sale	(4,435)	(1,448)
Purchase of investments held-to-maturity	(228,198)	(290,774)
Proceeds from sale of investments available for sale	5,155	1,217
Proceeds from investments held-to-maturity	252,701	205,650
Purchase of equity investments	(5,850)	(7,426)
Net cash used in investing activities	(554,311)	(252,287)
Cash flows from financing activities:
Borrowings	13,098,553	13,353,767
Payments on long-term debt and other financing costs	(13,123,124)	(13,382,203)
Purchase of treasury stock	(274,926)	(70,063)
Distributions to noncontrolling interests	(50,409)	(41,499)
Stock award exercises and other share issuances, net	3,167	5,648
Excess tax benefits from stock award exercises	4,383	7,584
Contributions from noncontrolling interests	10,190	15,898
Proceeds from sales of additional noncontrolling interests	3,557	—
Purchase of noncontrolling interests	(4,300)	—
Deferred financing costs	(188)	—
Net cash used in financing activities	(333,097)	(110,868)
Effect of exchange rate changes on cash and cash equivalents	717	(904)
Net (decrease) increase in cash and cash equivalents	(457,689)	46,030
Cash and cash equivalents at beginning of the year	1,499,116	965,241
Cash and cash equivalents at end of the period	$1,041,427	$1,011,271

See notes to condensed consolidated financial statements.

DAVITA HEALTHCARE PARTNERS INC.

CONSOLIDATED STATEMENTS OF EQUITY

(unaudited)

(dollars and shares in thousands)

										Non-
	Non-									controlling
	controlling	DaVita HealthCare Partners Inc. Shareholders’ Equity								interests
	interests							Accumulated		not
	subject to			Additional				other		subject to
	put	Common		paid-in	Retained			comprehensive		put
	provisions	stock		capital	earnings	Treasury stock		loss	Total	provisions
Balance at December 31, 2014	$829,965	215,641	$216	$1,108,211	$4,087,103	—	$—	$(25,017)	$5,170,513	$189,798
Comprehensive income:
Net income	96,510				269,732				269,732	61,168
Other comprehensive loss								(34,809)	(34,809)
Stock purchase shares issued		—	—	(6,079)		414	30,608		24,529
Stock unit shares issued		348	—	—					—
Stock-settled SAR shares issued		1,131	1	(1)					—
Stock-settled stock-based compensation expense				56,899					56,899
Excess tax benefits from stock awards exercised				28,157					28,157
Distributions to noncontrolling interests	(103,355)									(71,280)
Contributions from noncontrolling interests	25,795									28,849
Sales and assumptions of additional noncontrolling interests	10,654									6,875
Purchase of noncontrolling interests	(8,538)			(55,826)					(55,826)	(2,018)
Changes in fair value of noncontrolling interests	13,035			(13,035)					(13,035)
Purchase of treasury stock						(7,780)	(575,380)		(575,380)
Balance at December 31, 2015	$864,066	217,120	$217	$1,118,326	$4,356,835	(7,366)	$(544,772)	$(59,826)	$4,870,780	$213,392
Comprehensive income:
Net income	26,776				97,434				97,434	13,949
Other comprehensive income								6,313	6,313
Stock unit shares issued		—	—	(1,206)		17	1,206		—
Stock-settled SAR shares issued		219	—	(6,695)		93	6,695		—
Stock-settled stock-based compensation expense				12,855					12,855
Excess tax benefits from stock awards exercised				4,383					4,383
Distributions to noncontrolling interests	(29,151)									(21,258)
Contributions from noncontrolling interests	7,389									2,801
Sales and assumptions of additional noncontrolling interests	7,719			885					885	9,885
Purchase of noncontrolling interests	—			(3,337)					(3,337)	(963)
Changes in fair value of noncontrolling interests	35,906			(35,906)					(35,906)
Purchase of treasury stock						(3,690)	(249,481)		(249,481)
Balance at March 31, 2016	$912,705	217,339	$217	$1,089,305	$4,454,269	(10,946)	$(786,352)	$(53,513)	$4,703,926	$217,806

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

1.	Condensed consolidated interim financial statements

The condensed consolidated interim financial statements included in this report are prepared by the Company without audit. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations are reflected in these consolidated interim financial statements. All significant intercompany accounts and transactions have been eliminated. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The most significant estimates and assumptions underlying these financial statements and accompanying notes generally involve revenue recognition and accounts receivable, contingencies, impairments of goodwill and other long-lived assets, fair value estimates, accounting for income taxes, variable compensation accruals, consolidation of variable interest entities, purchase accounting valuation estimates, long-term incentive program compensation and medical liability claims. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the operating results for the full year. The condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Prior year balances and amounts have been reclassified to conform to the current year presentation. The Company has evaluated subsequent events through the date these condensed consolidated financial statements were issued and has included all necessary adjustments and disclosures.

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

Diluted net income (loss) per share includes the dilutive effect of outstanding stock-settled stock appreciation rights and unvested stock units (under the treasury stock method) as well as contingently returnable shares held in escrow.

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

The reconciliations of the numerators and denominators used to calculate basic and diluted earnings per share are as follows:

	Three months ended
	March 31,
	2016	2015
Basic:
Net income (loss) attributable to DaVita HealthCare Partners Inc.	$97,434	$(110,617)
Weighted average shares outstanding during the period	206,561	215,581
Contingently returnable shares held in escrow for the DaVita HealthCare Partners merger	(2,194)	(2,194)
Weighted average shares for basic earnings per share calculation	204,367	213,387
Basic net income (loss) per share attributable to DaVita HealthCare Partners Inc.	$0.48	$(0.52)
Diluted:
Net income (loss) attributable to DaVita HealthCare Partners Inc.	$97,434	$(110,617)
Weighted average shares outstanding during the period	206,561	215,581
Contingently returnable shares held in escrow for the DaVita HealthCare Partners merger	—	(2,194)
Assumed incremental shares from stock plans	1,367	—
Weighted average shares for diluted earnings per share calculation	207,928	213,387
Diluted net income (loss) per share attributable to DaVita HealthCare Partners Inc.	$0.47	$(0.52)
Anti-dilutive potential common shares excluded from calculation (1)	2,273	5,992

(1)

Shares associated with stock-settled stock appreciation rights and contingently returnable shares that are excluded from the diluted denominator calculation because they are anti-dilutive on their terms or, in the case of the quarter ended March 31, 2015, due to the Company’s net loss attributable to DaVita HealthCare Partners Inc.

3.	Accounts receivable

Accounts receivable are reduced by an allowance for doubtful accounts. In evaluating the ultimate collectability of accounts receivable, the Company analyzes its historical cash collection experience and trends for each of its government payors and commercial payors to estimate the adequacy of the allowance for doubtful accounts and the amount of the provision for uncollectible accounts. Management regularly updates its analysis based upon the most recent information available to determine its current provision for uncollectible accounts and the adequacy of its allowance for doubtful accounts.

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

During the three months ended March 31, 2016, the Company’s allowance for doubtful accounts increased by $16,844. This was primarily due to an increase in outstanding balances related to the U.S. dialysis and lab business. There were no unusual transactions impacting the allowance for doubtful accounts.

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

The Company’s investments in securities consist of the following:

	March 31, 2016			December 31, 2015
	Held to	Available		Held to	Available
	maturity	for sale	Total	maturity	for sale	Total
Certificates of deposit, commercial paper and money market funds due within one year	$382,399	$—	$382,399	$406,884	$—	$406,884
Investments in mutual funds, debt securities and common stock	—	48,667	48,667	—	33,482	33,482
	$382,399	$48,667	$431,066	$406,884	$33,482	$440,366
Short-term investments	$382,399	$14,069	$396,468	$406,884	$1,200	$408,084
Long-term investments	—	34,598	34,598	—	32,282	32,282
	$382,399	$48,667	$431,066	$406,884	$33,482	$440,366

The cost of the certificates of deposit, commercial paper and money market funds at March 31, 2016 and December 31, 2015 approximates their fair value. As of March 31, 2016 and December 31, 2015, the available-for-sale investments included $2,779 and $2,589 of gross pre-tax unrealized gains, respectively. During the three months ended March 31, 2016, the Company recorded gross pre-tax unrealized gains of $342, or $229 after tax, in other comprehensive income associated with changes in the fair value of these investments. During the three months ended March 31, 2016, the Company sold investments in mutual funds for net proceeds of $1,062 and recognized a pre-tax gain of $152, or $93 after-tax, which was previously recorded in other comprehensive income. During the three months ended March 31, 2015, the Company sold investments in mutual funds for net proceeds of $1,217 and recognized a pre-tax gain of $257, or $157 after-tax, which was previously recorded in other comprehensive income.

The investments in mutual funds classified as available-for-sale are held within a trust to fund existing obligations associated with several of the Company’s non-qualified deferred compensation plans.

As of March 31, 2016, the Company held $6,250 of preferred stock in two privately held companies that are accounted for under the cost method as these investments do not have readily determinable fair values.

Certain HCP entities are required to maintain minimum cash balances in order to comply with regulatory requirements in conjunction with medical claim reserves. As of March 31, 2016, this minimum cash balance was approximately $58,567.

5.	Goodwill

Changes in goodwill by reportable segments were as follows:

			Other-ancillary
	U.S. dialysis and		services and
	related lab services	HCP	strategic initiatives	Consolidated total
Balance at January 1, 2015	$5,610,643	$3,562,534	$242,118	$9,415,295
Acquisitions	21,910	29,910	45,273	97,093
Divestitures	(3,370)	(5,411)	—	(8,781)
Goodwill impairment charges	—	(188,769)	(4,065)	(192,834)
Foreign currency and other adjustments	—	—	(16,294)	(16,294)
Balance at December 31, 2015	$5,629,183	$3,398,264	$267,032	$9,294,479
Acquisitions	—	251,216	9,233	260,449
Divestitures	—	—	—	—
Goodwill impairment charge	—	(77,000)	—	(77,000)
Foreign currency and other adjustments	—	—	7,700	7,700
Balance at March 31, 2016	$5,629,183	$3,572,480	$283,965	$9,485,628

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

During the quarter ended March 31, 2016 the Company completed its annual goodwill impairment assessments for its at-risk HCP reporting units for the quarter ended December 31, 2015. The results of those completed assessments did not differ materially from the preliminary results reported in the Company’s annual financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Based on continuing developments at the Company’s HCP reporting units, including changes in expectations concerning government reimbursement and the Company’s expected ability to mitigate them, medical cost trends and other market conditions, the Company performed additional impairment assessments on certain at-risk HCP reporting units during the quarter ended March 31, 2016. Based on these first quarter assessments, the Company recognized an additional $77,000 goodwill impairment charge for its HCP Nevada reporting unit during the quarter ended March 31, 2016.

The Company’s HCP Nevada, HCP Florida,  HCP Colorado Springs, Kidney Care Germany and Kidney Care Malaysia reporting units are at risk of goodwill impairment. As of March 31, 2016, these reporting units have goodwill amounts of $341,668, $537,813, $16,897, $129,242 and $13,998, respectively. As of March 31, 2016, the latest estimated fair values of the HCP Nevada, HCP Florida, HCP Colorado Springs, Kidney Care Germany and Kidney Care Malaysia reporting units (fell short of) exceeded their total carrying amounts by approximately (9.9)%, 4.0%, 15.4%, 13.0% and 6.1%, respectively.

For the Company’s at-risk HCP reporting units, further reductions in reimbursement rates, increases in medical costs, or other significant adverse changes in expected future cash flows or valuation assumptions could result in further goodwill impairment charges in the future. For example, a sustained, long-term reduction of 3% in operating income for HCP Nevada or HCP Florida could reduce their estimated fair values by up to 2.4% and 1.8%, respectively. Separately, an increase in their respective discount rates of 100 basis points could reduce the estimated fair values of HCP Nevada and HCP Florida by up to 3.6% and 3.7%, respectively.

Except as described above, none of the Company’s various other reporting units was considered at risk of goodwill impairment as of March 31, 2016. Since the dates of the Company’s last annual goodwill impairment tests, there have been certain developments, events, changes in operating performance and other changes in key circumstances that have affected the Company’s businesses. However, except as further described above, these did not cause management to believe it is more likely than not that the fair value of any of its reporting units would be less than its carrying amount.

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

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

The following table shows the components of changes in health care costs payable for the three months ended March 31, 2016:

Three months ended
March 31, 2016
Health care costs payable, beginning of the period	$212,641
Add: Components of incurred health care costs
Current year	409,170
Prior years	5,354
Total incurred health care costs	414,524
Less: Claims paid
Current year	232,310
Prior years	180,185
Total claims paid	412,495
Health care costs payable, end of the period	$214,670

The Company’s prior year estimates of health care costs payable increased by $5,354 resulting from certain medical claims being settled for amounts more than originally estimated. When significant increases (decreases) in prior-year health care cost estimates occur that the Company believes significantly impacts its current year operating results, the Company discloses that amount as unfavorable (favorable) development of prior-year’s health care cost estimates. Actual claim payments for prior year services have not been materially different from the Company’s year-end estimates.

7.	Income taxes

As of March 31, 2016, the Company’s total liability for unrecognized tax benefits relating to tax positions that do not meet the more-likely-than-not threshold is $39,273, all of which would impact the Company’s effective tax rate if recognized. This balance represents an increase of $262 from the December 31, 2015 balance of $39,011.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in its income tax expense. At March 31, 2016 and December 31, 2015, the Company had approximately $10,173 and $9,918, respectively, accrued for interest and penalties related to unrecognized tax benefits, net of federal tax benefits.

8.	Long-term debt

Long-term debt was comprised of the following:

	March 31,	December 31,
	2016	2015
Senior Secured Credit Facilities:
Term Loan A	$912,500	$925,000
Term Loan B	3,438,750	3,447,500
Senior notes	4,500,000	4,500,000
Acquisition obligations and other notes payable	70,738	70,645
Capital lease obligations	287,783	283,185
Total debt principal outstanding	9,209,771	9,226,330
Discount and deferred financing costs	(91,950)	(95,985)
	9,117,821	9,130,345
Less current portion	(137,966)	(129,037)
	$8,979,855	$9,001,308

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

Scheduled maturities of long-term debt at March 31, 2016 were as follows:

2016 (remainder of the year)	103,615
2017	154,525
2018	167,052
2019	741,960
2020	66,216
2021	3,297,308
Thereafter	4,679,095

During the first three months of 2016, the Company made mandatory principal payments under its Senior Secured Credit Facilities totaling $12,500 on the Term Loan A and $8,750 on the Term Loan B.

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

As of March 31, 2016, the Company maintains several interest rate swap agreements that were entered into in March 2013 with amortizing notional amounts totaling $724,375. These agreements have the economic effect of modifying the LIBOR variable component of the Company’s interest rate on an equivalent amount of the Company’s Term Loan A to fixed rates ranging from 0.49% to 0.52%, resulting in an overall weighted average effective interest rate of 2.26%, including the Term Loan A margin of 1.75%. The overall weighted average effective interest rate also includes the effects of $188,125 of unhedged Term Loan A debt that bears interest at LIBOR plus an interest rate margin of 1.75%. The swap agreements expire on September 30, 2016 and require monthly interest payments. During the three months ended March 31, 2016, the Company recognized debt expense of $151 from these swaps. As of March 31, 2016, the total fair value of these swap agreements was a net liability of approximately $25. During the three months ended March 31, 2016, the Company recorded a loss of $692 in other comprehensive income due to a decrease in the unrealized fair value of these swap agreements. The Company estimates that approximately $25 of existing unrealized pre-tax losses in other comprehensive income at March 31, 2016 will be reclassified into income over the next six months.

As of March 31, 2016, the Company maintains several forward interest rate cap agreements that were entered into in October 2015 with notional amounts totaling $3,500,000. These forward cap agreements will be effective June 29, 2018 and will have the economic effect of capping the LIBOR variable component of the Company’s interest rate at a maximum of 3.50% on an equivalent amount of its debt. These cap agreements expire on June 30, 2020. As of March 31, 2016, the total fair value of these cap agreements was an asset of approximately $6,545. During the three months ended March 31, 2016, the Company recorded a loss of $7,270 in other comprehensive income due to a decrease in the unrealized fair value of these cap agreements.

As of March 31, 2016, the Company maintains several forward interest rate cap agreements that were entered into in November 2014 with notional amounts totaling $3,500,000. These forward cap agreements will be effective September 30, 2016 and will have the economic effect of capping the LIBOR variable component of the Company’s interest rate at a maximum of 3.50% on an equivalent amount of the Company’s debt. The cap agreements expire on June 30, 2018. As of March 31, 2016, the total fair value of these cap agreements was an asset of approximately $323. During the three months ended March 31, 2016, the Company recorded a loss of $989 in other comprehensive income due to a decrease in the unrealized fair value of these cap agreements.

As of March 31, 2016, the Company maintains several interest rate cap agreements that were entered into in March 2013 with notional amounts totaling $2,735,000 on the Company’s Term Loan B debt. These agreements have the economic effect of capping the LIBOR variable component of the Company’s interest rate at a maximum of 2.50% on an equivalent amount of the Company’s

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

Term Loan B. During the three months ended March 31, 2016, the Company recognized debt expense of $610 from these caps. The cap agreements expire on September 30, 2016. As of March 31, 2016, the total fair value of these cap agreements is immaterial.

The following table summarizes the Company’s derivative instruments as of March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
Derivatives designated as hedging instruments	Balance sheet location	Fair value	Balance sheet location	Fair value
Interest rate swap agreements	Other short-term liabilities	$25	Other short-term assets	$516
Interest rate cap agreements	Other long-term assets	$6,868	Other long-term assets	$15,127

The following table summarizes the effects of the Company’s interest rate swap and cap agreements for the three months ended March 31, 2016 and 2015:

	Amount of (losses) gains			Amount of (losses) gains
	recognized in OCI on interest			reclassified from
	rate swap and cap agreements		Location of	accumulated OCI into income
	Three months ended		losses reclassified	Three months ended
	March 31,		from accumulated	March 31,
Derivatives designated as cash flow hedges	2016	2015	OCI into income	2016	2015
Interest rate swap agreements	$(692)	$(2,694)	Debt expense	$(151)	$(722)
Interest rate cap agreements	(8,259)	(6,757)	Debt expense	(610)	(610)
Tax benefit (expense)	3,482	3,691		296	520
Total	$(5,469)	$(5,760)		$(465)	$(812)

As of March 31, 2016, the interest rate on the Company’s Term Loan B debt is effectively fixed subject to an embedded LIBOR floor which is higher than actual LIBOR as of such date. The Term Loan B is also subject to interest rate caps if LIBOR should rise above 2.50%. See above for further details. Interest rates on the Company’s senior notes are fixed by their terms. The LIBOR variable component of the Company’s interest rate on the majority of the Company’s Term Loan A is economically fixed as a result of interest rate swaps.

As a result of embedded LIBOR floors on the Term Loan B debt agreement and the swap and cap agreements, the Company’s overall weighted average effective interest rate on the Senior Secured Credit Facilities was 3.46%, based on the current margins in effect of 1.75% for the Term Loan A and 2.75% for the Term Loan B, as of March 31, 2016.

The Company’s overall weighted average effective interest rate during the first quarter of 2016 was 4.40% and as of March 31, 2016 was also 4.40%.

As of March 31, 2016, the Company had undrawn revolving credit facilities totaling $1,000,000 of which approximately $91,178 was committed for outstanding letters of credit. In addition, the Company has approximately $1,286 of committed outstanding letters of credit related to HCP, which is backed by a certificate of deposit.

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

2011 U.S. Attorney Medicaid Investigation: In October 2011, the Company announced that it would be receiving a request for documents, which could include an administrative subpoena from the OIG. Subsequent to the Company’s announcement of this 2011 U.S. Attorney Medicaid Investigation, the Company received a request for documents in connection with the inquiry by the U.S. Attorney’s Office for the Eastern District of New York. The request related to payments for infusion drugs covered by Medicaid composite payments for dialysis. It is the Company’s understanding that this inquiry is civil in nature. The Company understands further that certain other providers that operate dialysis clinics in New York may have received a similar request for documents. The Company cooperated with the government and produced the requested documents. In April 2014, the Company reached an agreement in principle with the government. In March 2016, the Company finalized and executed settlement agreements with the State of New York and the U.S. Department of Justice (DOJ), including a settlement payment of an immaterial amount.

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

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

In addition to the subpoena described above, in June 2015, the Company received a subpoena from the OIG. This civil subpoena covers the period from January 1, 2008 through the present and seeks production of a wide range of documents relating to the Company’s and its subsidiaries’ (including HCPs and its subsidiary JSAs) provision of services to Medicare Advantage plans and related patient diagnosis coding and risk adjustment submissions and payments. The Company believes that the request is part of a broader industry investigation into Medicare Advantage patient diagnosis coding and risk adjustment practices and potential overpayments by the government. The information requested includes information relating to patient diagnosis coding practices for a number of conditions, including potentially improper historical HCP coding for a particular condition. With respect to that condition, the guidance related to that coding issue was discontinued following the Company’s November 1, 2012 acquisition of HCP and, the Company notified CMS in April 2015 of the coding practice and potential overpayments. The Company is cooperating with the government and is producing the requested information. In addition, the Company is continuing to review other HCP coding practices to determine whether there were any improper coding issues. In that regard, the Company has identified certain additional coding practices which may have been problematic and is in discussions with the DOJ about the scope and nature of a review of claims relating to those practices. In connection with the HCP merger, the Company has certain indemnification rights against the sellers and an escrow was established as security for the indemnification. The Company has submitted an indemnification claim against the sellers secured by the escrow for any and all liabilities incurred relating to these matters and intends to pursue recovery from the escrow. However, the Company can make no assurances that the indemnification and escrow will cover the full amount of the Company’s potential losses related to these matters.

2015 U.S. Department of Justice Vascular Access Investigation: In November 2015, the Company announced that RMS Lifeline, Inc., a wholly-owned subsidiary of the Company that operates under the name Lifeline Vascular Access (Lifeline), received a Civil Investigative Demand (CID) from the DOJ. The CID relates to two vascular access centers in Florida that are part of Lifeline’s vascular access business. The CID covers the period from January 1, 2008 through the present. The Company acquired these two centers in December 2012. Based on the language of the CID, the DOJ appears to be looking at whether the angiograms of 10 patients performed at the two centers were medically unnecessary and therefore whether related claims filed with federal healthcare programs possibly violated the FCA. Lifeline does not perform dialysis services but instead provides vascular access management services for dialysis patients. The Company is cooperating with the government and is producing the requested information.

2016 U.S. Attorney Prescription Drug Investigation: In early February 2016, the Company announced that its pharmacy services wholly-owned subsidiary, DaVita Rx, received a CID from the U.S. Attorney’s Office for the Northern District of Texas. Based on the language of the CID, it appears the government is conducting an FCA investigation concerning allegations that DaVita Rx presented or caused to be presented false claims for payment to the government for prescription medications. The CID covers the period from January 1, 2006 through the present. In the spring of 2015, the Company initiated an internal compliance review of DaVita Rx during which it identified potential billing and operational issues. The Company notified the government in September 2015 that it was conducting this review of DaVita Rx and began providing regular updates of its review. In the fourth quarter of 2015, the Company recorded an estimated accrual of $22,530 for potential damages and liabilities associated with write-offs and discounts of patient co-payment obligations, and credits to payors for returns of prescriptions drugs, related to DaVita Rx that were identified during the course of this internal compliance review. Upon completion of its review, the Company filed a self-disclosure with the OIG in early February 2016 and has been working to address and update the practices it identified in the self-disclosure, some of which overlaps with information requested by the U.S. Attorney’s Office. The Company may accrue additional reserves for refunds and related damages and potential liabilities arising out of this review. The Company does not know if the U.S. Attorney’s Office, which is part of the DOJ, knew when it served the CID on the Company that it was already in the process of developing a self-disclosure to the OIG. The OIG informed the Company in late February that its submission was not accepted. They indicated that the OIG is not expressing an opinion regarding the conduct disclosed or the Company’s legal positions. The Company is cooperating with the government and is producing the requested information.

Solari Post-Acquisition Matter: In 2016, HCP Nevada disclosed to the OIG for HHS that proper procedures for clinical and eligibility determinations may not have been followed by Las Vegas Solari Hospice (Solari), which was acquired by HCP Nevada in March 2013. The Company recorded an estimated accrual of $16,000 for potential damages and liabilities associated with this matter. HCP Nevada had previously made a disclosure and repayment of overpayments to National Government Services (NGS), the Medicare Administrative Contractor for HCP Nevada, for claims submitted by Solari to the federal government prior to HCP’s acquisition of Solari and claims made to the government post-acquisition for which the sellers had certain responsibilities pursuant to a management services agreement. The Company may accrue additional reserves for potential damages and liabilities related to this matter. The Company intends to cooperate with the government in this matter.

Except for the private civil complaints filed by the relator as described above, to the Company’s knowledge, no proceedings have been initiated against the Company at this time in connection with any of the inquiries by the federal government. Although the Company cannot predict whether or when proceedings might be initiated or when these matters may be resolved, it is not unusual for

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

inquiries such as these to continue for a considerable period of time through the various phases of document and witness requests and on-going discussions with regulators. Responding to the subpoenas or inquiries and defending the Company in the relator proceeding will continue to require management’s attention and significant legal expense. Any negative findings in the inquiries or relator proceeding could result in substantial financial penalties or awards against the Company, exclusion from future participation in the Medicare and Medicaid programs and if criminal proceedings were initiated against the Company, possible criminal penalties. At this time, the Company cannot predict the ultimate outcome of these inquiries, or the potential outcome of the relator’s claims (except as described above), or the potential range of damages, if any.

Shareholder Derivative Claims

DaVita HealthCare Partners Inc. Derivative Litigation: On January 7, 2014, the U.S. District Court for the District of Colorado consolidated the two previously disclosed shareholder derivative lawsuits: the Haverhill Retirement System action filed on May 17, 2013 and the Clark Shareholder action filed on August 7, 2012. The court appointed Haverhill lead plaintiff. The complaints filed against the directors of the Company and against the Company, as nominal defendant allege, among other things, that the Company’s directors breached fiduciary duties to the Company relating to the 2010 and 2011 U.S. Attorney physician relationship investigations, the Vainer qui tam private civil suit described above and the Woodard qui tam private civil suit for which the Company previously announced a settlement in July 2012. The Company entered into a settlement with the lead plaintiff, which as previously disclosed, was described in a court-ordered notice sent to shareholders in late January 2015, and included enhancements to the Company’s corporate governance practices and provides that the Company will not oppose the derivative plaintiff’s application for an award of fees and expenses, the dollar amount of which is not material to the Company. The Court approved the settlement and entered an order granting final approval of the settlement on June 5, 2015 and final judgment in the case was entered on June 9, 2015.

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

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

The Company has certain other potential commitments to provide operating capital to several dialysis centers that are wholly-owned by third parties or centers in which the Company owns a minority equity investment as well as to physician-owned vascular access clinics or medical practices that the Company operates under management and administrative services agreements of approximately $4,700.

Certain consolidated joint ventures are originally contractually scheduled to dissolve after terms ranging from ten to fifty years. Accordingly, the noncontrolling interests in these joint ventures are considered mandatorily redeemable instruments, for which the classification and measurement requirements have been indefinitely deferred. Future distributions upon dissolution of these entities would be valued below the related noncontrolling interest carrying balances in the consolidated balance sheet.

11.	Long-term incentive compensation

Long-term incentive program (LTIP) compensation includes both stock-based awards (principally stock-settled stock appreciation rights, restricted stock units and performance stock units) as well as long-term performance-based cash awards. Long-term incentive compensation expense, which was primarily general and administrative in nature, is attributed among the U.S. dialysis and related lab services business, the HCP business, corporate administrative support, and the ancillary services and strategic initiatives.

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

During the three months ended March 31, 2016, the Company granted 104 stock-settled stock appreciation rights with an aggregate grant-date fair value of $1,432 and a weighted-average expected life of approximately 4.2 years, and also granted 16 stock units with an aggregate grant-date fair value of $1,133 and a weighted-average expected life of approximately 2.8 years.

For the three months ended March 31, 2016 and 2015, the Company recognized $24,745 and $33,451, respectively, in total LTIP expense, of which $13,097 and $12,762, respectively, represented stock-based compensation expense for stock appreciation rights, stock units and discounted employee stock plan purchases, which are primarily included in general and administrative expense. The estimated tax benefits recorded for stock-based compensation for the three months ended March 31, 2016 and 2015 was $4,539 and $4,458, respectively. As of March 31, 2016, the Company had $107,824 of total estimated unrecognized compensation costs for outstanding LTIP awards, including $58,688 related to stock-based compensation arrangements under the Company’s equity compensation and stock purchase plans. The Company expects to recognize the performance-based cash component of these LTIP costs over a weighted average remaining period of 1.0 years and the stock-based component of these LTIP costs over a weighted average remaining period of 1.2 years.

For the three months ended March 31, 2016 and 2015, the Company received $8,668 and $9,366, respectively, in actual tax benefits upon the exercise of stock awards.

12.	Share repurchases

During the three months ended March 31, 2016, the Company repurchased a total of 3,690 shares of its common stock for $249,481, or an average price of $67.61 per share.

On April 14, 2015, the Company’s Board of Directors approved additional share repurchases in the amount of $725,944. These share repurchases are in addition to the $274,056 remaining at that time under the Company’s Board of Directors’ prior share repurchase approval announced in November 2010. As a result of these transactions, the Company now has a total of $259,252 available under the current Board authorizations for additional repurchases as of April 29, 2016. These share repurchase authorizations have no expiration dates. However, the Company is subject to share repurchase limitations under the terms of its Senior Secured Credit Facilities and the indentures governing its Senior Notes.

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

13.	Comprehensive income

	For the three months ended
	March 31, 2016
	Interest		Foreign	Accumulated
	rate swap		currency	other
	and cap	Investment	translation	comprehensive
	agreements	securities	adjustments	(loss) income
Beginning balance	$(10,925)	$1,361	$(50,262)	$(59,826)
Unrealized (losses) gains	(8,951)	342	11,181	2,572
Related income tax benefit (expense)	3,482	(113)	—	3,369
	(5,469)	229	11,181	5,941
Reclassification from accumulated other comprehensive income into net income	761	(152)	—	609
Related income tax (expense) benefit	(296)	59	—	(237)
	465	(93)	—	372
Ending balance	$(15,929)	$1,497	$(39,081)	$(53,513)

	For the three months ended
	March 31, 2015
	Interest		Foreign	Accumulated
	rate swap		currency	other
	and cap	Investment	translation	comprehensive
	agreements	securities	adjustments	income (loss)
Beginning balance	$(1,795)	$3,151	$(26,373)	$(25,017)
Unrealized (losses) gains	(9,451)	544	(17,885)	(26,792)
Related income tax benefit (expense)	3,691	(162)	—	3,529
	(5,760)	382	(17,885)	(23,263)
Reclassification from accumulated other comprehensive income into net income	1,332	(257)	—	1,075
Related income tax (expense) benefit	(520)	100	—	(420)
	812	(157)	—	655
Ending balance	$(6,743)	$3,376	$(44,258)	$(47,625)

The reclassification of net swap and cap realized losses into income are recorded as debt expense in the corresponding consolidated statements of operations. See Note 8 to the condensed consolidated financial statements for further details.

The reclassification of net investment realized gains into income are recorded in other income in the corresponding consolidated statements of operations. See Note 4 to the condensed consolidated financial statements for further details.

14.	Acquisitions

On March 1, 2016, the Company completed its acquisition of The Everett Clinic Medical Group (TEC) pursuant to an agreement and plan of merger dated November 23, 2015, whereby TEC became a 100% consolidated subsidiary of HCP. The total consideration paid at closing for all outstanding common units of TEC was approximately $398,093, net of cash acquired, plus the assumption of certain liabilities totaling approximately $7,287, subject to certain post-closing adjustments.

The initial purchase price allocation for the TEC acquisition is recorded at estimated fair values based upon the best information available to management and will be finalized when certain information arranged to be obtained has been received. The fair values of property and equipment and intangible assets were valued by an independent third party and are pending issuance of the final valuation report. Certain income tax amounts are pending issuance of final tax returns.

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

The following table summarizes the assets acquired and liabilities assumed in the transaction and recognized at the acquisition date at their estimated fair values:

Current assets, net of cash acquired	$90,830
Property and equipment	107,310
Amortizable intangible and other long-term assets	34,050
Goodwill	249,278
Current liabilities assumed	(49,322)
Long-term deferred income taxes	(16,881)
Noncontrolling interests assumed	(9,885)
Aggregate purchase price	$405,380

Amortizable intangible assets acquired in this acquisition had a weighted average estimated useful life of six years. Of the goodwill recognized in this acquisition, approximately $267 is expected to be deductible for tax purposes.

The noncontrolling interests acquired as part of the acquisition are stated at estimated fair value based on the estimated fair values of the underlying assets and liabilities of each non-wholly-owned entity.

The operating results of TEC are included in the Company’s condensed consolidated financial statements effective March 1, 2016.

Other routine acquisitions

During the three months ended March 31, 2016, the Company acquired dialysis businesses and other businesses consisting of one dialysis center located outside the U.S., and one other medical business for a total of $7,061 in net cash and deferred purchase price obligations totaling $100. The assets and liabilities for all acquisitions were recorded at their estimated fair values at the dates of the acquisitions and are included in the Company’s condensed consolidated financial statements, as are their operating results from the designated effective dates of the acquisitions. Certain income tax amounts are pending final evaluation and quantification of any pre-acquisition tax contingencies. In addition, valuation of medical claims liabilities and certain other working capital items relating to these acquisitions is pending final quantification.

The following table summarizes the assets acquired and liabilities assumed in these transactions and recognized at their acquisition dates at estimated fair values:

Three months ended
March 31, 2016
Current assets	$56
Property and equipment	239
Amortizable intangible and other long-term assets	740
Goodwill	11,171
Noncontrolling interests assumed	(5,045)
Aggregate purchase price	$7,161

The intangible asset acquired relates to a non-compete agreement with an estimated useful life and amortization period of seven years. The total amount of goodwill deductible for tax purposes associated with these acquisitions was approximately $6,851.

Other pending transactions

In the first quarter of 2016 the Company entered into a definitive agreement, subject to certain closing conditions, with Khazanah Nasional Berhad (Khazanah) and Mitsui and Co., Ltd (Mitsui) whereby Khazanah and Mitsui have subscribed to invest $300,000 over three years for a 40% total stake in the Company’s Asia-Pacific dialysis business.

On August 17, 2015, the Company entered into a definitive agreement to acquire Colorado-based Renal Ventures Limited, LLC (Renal Ventures), including a 100 percent interest in all dialysis centers owned by Renal Ventures, for approximately $415,000 in cash, subject to, among other things, adjustments for certain items such as working capital. Renal Ventures currently operates 36

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

dialysis clinics in six states serving approximately 2,400 patients, and also operates other ancillary businesses. The transaction is subject to approval by the Federal Trade Commission (FTC) including Hart-Scott-Rodino antitrust clearance. The Company anticipates that it will be required by the FTC to divest a certain number of outpatient dialysis centers as a condition of the transaction. The Company expects the transaction to close in 2016.

Pro forma financial information

The following summary, prepared on a pro forma basis, combines the results of operations as if the acquisitions and divestitures in 2016 had been consummated as of the beginning of 2016 and 2015, after including the impact of certain adjustments such as amortization of intangibles and income tax effects.

	Three months ended March 31,
	2016	2015
	(unaudited)
Pro forma net revenues	$3,651,057	$3,398,247
Pro forma net income attributable to DaVita HealthCare Partners Inc.	97,010	(109,034)
Pro forma basic net income per share attributable to DaVita HealthCare Partners Inc.	0.47	(0.51)
Pro forma diluted net income per share attributable to DaVita HealthCare Partners Inc.	0.47	(0.51)

Contingent earn-out obligations

The Company has several contingent earn-out obligations associated with acquisitions that could result in the Company paying the former shareholders of acquired companies a total of up to $128,603 if certain EBITDA, operating income performance targets or quality margins are met over the next one to two years.

Contingent earn-out obligations are remeasured to fair value at each reporting date until the contingencies are resolved with changes in the liability due to the re-measurement recorded in earnings. See Note 16 to these condensed consolidated financial statements for further details. As of March 31, 2016, the Company has estimated the fair value of these contingent earn-out obligations to be $32,903, of which a total of $28,029 is included in other liabilities and the remaining $4,874 is included in other long-term liabilities in the Company’s condensed consolidated balance sheet.

The following is a reconciliation of changes in the contingent earn-out obligations for the three months ended March 31, 2016:

Beginning balance, January 1, 2016	$34,135
Remeasurement of fair value for contingent earn-out obligations	(373)
Payments on contingent earn-out obligations	(859)
$32,903

15.	Variable interest entities

The Company relies on the operating activities of certain entities that it does not directly own or control, but over which it has indirect influence and of which it is considered the primary beneficiary. These entities are subject to the consolidation guidance applicable to variable interest entities (VIEs).

Under U.S. generally accepted accounting principles (GAAP), VIEs typically include entities for which (i) the entity’s equity is not sufficient to finance its activities without additional subordinated financial support; (ii) the equity holders as a group lack the power to direct the activities that most significantly influence the entity’s economic performance, the obligation to absorb the entity’s expected losses, or the right to receive the entity’s expected returns; or (iii) the voting rights of some investors are not proportional to their obligations to absorb the entity’s losses.

The Company has determined that substantially all of the entities it is associated with that qualify as VIEs must be included in its consolidated financial statements. The Company manages these entities and provides operating and capital funding as necessary for these entities to accomplish their operational and strategic objectives. A number of these entities are subject to nominee share ownership or share transfer restriction agreements that effectively transfer the majority of the economic risks and rewards of their

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

ownership to the Company. In other cases the Company’s management agreements with these entities include both financial terms and protective and participating rights to the entities’ operating, strategic and non-clinical governance decisions which transfer substantial powers over and economic responsibility for the entities to the Company. In some cases such entities are subject to broad exclusivity or noncompetition restrictions that benefit the Company. Further, in some cases the Company has contractual arrangements with the nominee owners that effectively indemnify these parties from the economic losses from, or entitle the Company to the economic benefits of, these entities.

The analyses upon which these consolidation determinations rest are complex, involve uncertainties, and require significant judgment on various matters, some of which could be subject to different interpretations. At March 31, 2016, these condensed consolidated financial statements include total assets of VIEs of $854,341 and total liabilities and noncontrolling interests of VIEs to third parties of $347,845.

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

The Company measures the fair value of certain assets, liabilities and noncontrolling interests subject to put provisions (temporary equity) based upon certain valuation techniques that include observable or unobservable inputs and assumptions that market participants would use in pricing these assets, liabilities, temporary equity and commitments. The Company also has classified certain assets, liabilities and temporary equity that are measured at fair value into the appropriate fair value hierarchy levels as defined by the Financial Accounting Standards Board (FASB).

The following table summarizes the Company’s assets, liabilities and temporary equity measured at fair value on a recurring basis as of March 31, 2016:

		Quoted prices in		Significant
		active markets for	Significant other	unobservable
		identical assets	observable inputs	inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Available-for-sale securities	$48,667	$48,667	$—	$—
Interest rate cap agreements	$6,868	$—	$6,868	$—
Funds on deposit with third parties	$76,527	$76,527	$—	$—
Liabilities
Contingent earn-out obligations	$32,903	$—	$—	$32,903
Interest rate swap agreements	$25	$—	$25	—
Temporary equity
Noncontrolling interests subject to put provisions	$912,705	$—	$—	$912,705

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

Other financial instruments consist primarily of cash, accounts receivable, life insurance contracts, accounts payable, other accrued liabilities and debt. The balances of the non-debt financial instruments are presented in the consolidated financial statements at March 31, 2016 at their approximate fair values due to the short-term nature of their settlements.

The carrying balance of the Company’s Senior Secured Credit Facilities totaled $4,351,250 as of March 31, 2016, and the fair value was approximately $4,358,000 based upon quoted market prices.

The carrying balance of the Company’s senior notes was $4,500,000 as of March 31, 2016 and their fair value was approximately $4,557,000, based upon quoted market prices.

17.	Segment reporting

The Company operates two major divisions, Kidney Care and HCP. The Kidney Care division is comprised of the Company’s U.S. dialysis and related lab services business, various other ancillary services and strategic initiatives, including its international dialysis operations, and the Company’s corporate administrative support. The Company’s U.S. dialysis and related lab services business is its largest line of business, and is a leading provider of kidney dialysis services in the U.S. for patients suffering from chronic kidney failure, also known as ESRD. The Company’s HCP division is a patient- and physician-focused integrated health care delivery and management company with over two decades of providing coordinated outcomes-based medical care in a cost-effective manner.

The Company’s ancillary services and strategic initiatives consist primarily of pharmacy services, disease management services, vascular access services, clinical research programs, physician services, direct primary care and the Company’s international dialysis operations.

The Company’s operating segments have been defined based on the separate financial information that is regularly produced and reviewed by the Company’s chief operating decision maker in making decisions about allocating resources to and assessing the financial performance of the Company’s various operating lines of business. The chief operating decision maker for the Company is its Chief Executive Officer.

The Company’s separate operating segments include its U.S. dialysis and related lab services business, its HCP operations in each region, each of its ancillary services and strategic initiatives, and its international operations in the Asia Pacific, Latin America, and European and Middle Eastern markets, and under the Saudi Ministry of Health charter. The U.S. dialysis and related lab services business and the HCP business each qualify as separately reportable segments, and all of the other ancillary services and strategic initiatives operating segments, including the international operating segments, have been combined and disclosed in the other segments category.

The Company’s operating segment financial information included in this report is prepared on the internal management reporting basis that the chief operating decision maker uses to allocate resources and assess the financial performance of the operating segments. For internal management reporting, segment operations include direct segment operating expenses but exclude corporate administrative support costs, which consist primarily of indirect labor, benefits and long-term incentive based compensation of certain departments which provide support to all of the Company’s various operating lines of business. Corporate administrative support costs are reduced by internal management fees received from the Company’s ancillary lines of businesses.

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

The following is a summary of segment net revenues, segment operating margin (loss), and a reconciliation of segment operating margin to consolidated income before income taxes:

	Three months ended
	March 31,
	2016	2015
Segment net revenues:
U.S. dialysis and related lab services
Patient service revenues:
External sources	$2,313,663	$2,154,294
Intersegment revenues	14,308	11,856
Total dialysis and related lab services revenues	2,327,971	2,166,150
Less: Provision for uncollectible accounts	(104,751)	(97,477)
Net dialysis and related lab services patient service revenues	2,223,220	2,068,673
Other revenues(1)	3,973	3,184
Total net dialysis and related lab services revenues	2,227,193	2,071,857
HCP
HCP revenues:
Capitated revenues	866,019	832,472
Net patient service revenues	108,238	80,210
Other revenues(2)	14,530	15,053
Intersegment capitated and other revenues	71	37
Total revenues	988,858	927,772
Other—Ancillary services and strategic initiatives
Net patient service revenues	51,383	35,624
Capitated revenues	21,028	18,043
Other external sources	307,053	246,562
Intersegment revenues	11,827	4,942
Total ancillary services and strategic initiatives revenues	391,291	305,171
Total net segment revenues	3,607,342	3,304,800
Elimination of intersegment revenues	(26,206)	(16,835)
Consolidated net revenues	$3,581,136	$3,287,965
Segment operating margin (loss):
U.S. dialysis and related lab services	$440,055	$(104,489)
HCP	(57,145)	60,294
Other—Ancillary services and strategic initiatives	(11,100)	(13,828)
Total segment operating margin (loss)	371,810	(58,023)
Reconciliation of segment operating margin to consolidated income before income taxes:
Corporate administrative support	(6,921)	(6,133)
Consolidated operating income	364,889	(64,156)
Debt expense	(102,884)	(97,392)
Debt redemption and refinancing charges
Other income (loss), net	2,976	(533)
Consolidated income (loss) before income taxes	$264,981	$(162,081)

(1)

Includes management fees for providing management and administrative services to dialysis centers that are wholly-owned by third parties or centers in which the Company owns a noncontrolling equity investment.

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

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

Depreciation and amortization expense by reportable segment is as follows:

	Three months ended
	March 31,
	2016	2015
U.S. dialysis and related lab services	$116,537	$104,993
HCP	46,263	43,279
Ancillary services and strategic initiatives	6,555	5,517
	$169,355	$153,789

Summary of assets by reportable segment is as follows:

	March 31,	December 31,
	2016	2015
Segment assets
U.S. dialysis and related lab services (including equity investments of $30,747 and $29,801, respectively)	$11,049,206	$11,591,507
HCP (including equity investments of $23,990 and $22,714, respectively)	6,601,110	6,150,666
Other—Ancillary services and strategic initiatives (including equity investments of $20,322 and $20,853, respectively)	863,882	772,702
Consolidated assets	$18,514,198	$18,514,875

Expenditures for property and equipment by reportable segment is as follows:

	Three months ended
	March 31,
	2016	2015
U.S. dialysis and related lab services.	$133,450	$105,395
HCP	20,145	5,034
Ancillary services and strategic initiatives	19,592	10,992
	$173,187	$121,421

18.	Changes in DaVita HealthCare Partners Inc.’s ownership interest in consolidated subsidiaries

The effects of changes in DaVita HealthCare Partners Inc.’s ownership interest on the Company’s equity are as follows:

	Three months ended
	March 31,
	2016	2015
Net income (loss) attributable to DaVita HealthCare Partners Inc.	$97,434	$(110,617)
Increase in paid-in capital for sales of noncontrolling interests	885	—
Decrease in paid-in capital for the purchase of noncontrolling interests and adjustments to ownership interest	(3,337)	—
Net transfers to noncontrolling interests	(2,452)	—
Net income (loss) attributable to DaVita HealthCare Partners Inc., net of transfers to noncontrolling interests	$94,982	$(110,617)

19.	New accounting standards

The Company adopted Accounting Standards Update (ASU) No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which became effective for the Company as of January 1, 2016. The amendments in this ASU modify, simplify and expand certain aspects of consolidation guidance, principally with respect to limited partnerships, service fee arrangements and related parties. The adoption of this standard has not had a material impact on our consolidated financial statements.

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

The Company adopted ASU No. 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which amends ASC 350-40, Intangibles-Goodwill and Other-Internal-Use Software as of January 1, 2016. The provisions of this statement will be applied prospectively. This ASU provides guidance to customers about whether a cloud computing arrangement includes a software license. If an arrangement includes a software license, the accounting for the license will be consistent with licenses of other intangible assets. If the arrangement does not include a license, the arrangement will be accounted for as a service contract. The adoption of this standard will not have a material impact on the Company’s consolidated financial statements.

The Company adopted ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments as of January 1, 2016. The amendments in this ASU allow an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. This will be inclusive of the effect on earnings of changes in depreciation, amortization, or other income effects as a result of the change to provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this ASU are to be applied prospectively. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, as part of its Simplification Initiative. The areas for simplification in this ASU involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this ASU are effective for the Company beginning January 1, 2017 and early adoption is permitted. The method of adoption differs for each of the topics covered by the ASU. The Company has not yet determined what the effects of adopting this ASU will be on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-07, Investments – Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting. The amendments in this ASU eliminate the requirement that when an investment qualifies for the use of equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments in this ASU are effective for the Company beginning on January 1, 2017 and should be applied prospectively. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments in this ASU revise the accounting related to lessee accounting. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for substantially all leases in excess of twelve months. The new lease guidance also simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. The amendments in this ASU are effective for the Company beginning on January 1, 2019 and should be applied through a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. The Company has not yet determined what the effects of adopting this ASU will be on its consolidated financial statements.

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

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard as issued is effective for the Company on January 1, 2017. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies the implementation guidance around identifying performance obligations and licensing arrangements. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The amendments in this ASU are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations.

In July 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date. This guidance approves a one-year deferral of the effective date of ASU 2014-09. The ASU now permits the Company to adopt this standard on January 1, 2018. Early application is permitted as of the initial effective date of January 1, 2017, but not prior to that date. The standard permits the use of either the retrospective or cumulative effect transition method. The Company has assembled an internal revenue task force that meets regularly to discuss and evaluate the overall impact this guidance will have on various revenue streams in the consolidated financial statements and related disclosures, as well as the expected timing and method of adoption. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

20.	Condensed consolidating financial statements

The following information is presented in accordance with Rule 3-10 of Regulation S-X. The operating and investing activities of the separate legal entities included in the Company’s consolidated financial statements are fully interdependent and integrated. Revenues and operating expenses of the separate legal entities include intercompany charges for management and other administrative services. The Company’s senior notes are guaranteed by substantially all of its domestic subsidiaries. The subsidiary guarantors have guaranteed the senior notes on a joint and several basis. However, a subsidiary guarantor will be released from its obligations under its guarantee of the senior notes and the indentures governing the senior notes if, in general, there is a sale or other disposition of all or substantially all of the assets of such subsidiary guarantor, including by merger or consolidation, or a sale or other disposition of all of the equity interests in such subsidiary guarantor held by the Company and its restricted subsidiaries, as defined in the indentures; such subsidiary guarantor is designated by the Company as an unrestricted subsidiary, as defined in the indentures, or otherwise ceases to be a restricted subsidiary of the Company, in each case in accordance with the indentures; or such subsidiary guarantor no longer guarantees any other indebtedness, as defined in the indentures, of the Company or any of its restricted subsidiaries, except for guarantees that are contemporaneously released. The senior notes are not guaranteed by certain of the Company’s domestic subsidiaries, any of the Company’s foreign subsidiaries, or any entities that do not constitute subsidiaries within the meaning of the indentures, such as corporations in which the Company holds capital stock with less than a majority of the voting power, joint ventures and partnerships in which the Company holds less than a majority of the equity or voting interests, non-owned entities and third parties.

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

Condensed Consolidating Statements of Income

	DaVita		Non-
	HealthCare	Guarantor	Guarantor	Consolidating	Consolidated
For the three months ended March 31, 2016	Partners Inc.	subsidiaries	subsidiaries	adjustments	total
Patient service revenues	$—	$1,653,312	$863,842	$(39,416)	$2,477,738
Less: Provision for uncollectible accounts	—	(58,813)	(50,392)	—	(109,205)
Net patient service revenues	—	1,594,499	813,450	(39,416)	2,368,533
Capitated revenues	—	467,001	420,173	(127)	887,047
Other revenues	186,975	485,316	31,716	(378,451)	325,556
Total net revenues	186,975	2,546,816	1,265,339	(417,994)	3,581,136
Operating expenses	122,273	2,377,630	1,134,338	(417,994)	3,216,247
Operating income	64,702	169,186	131,001	—	364,889
Debt expense, including debt refinancing charges	(101,101)	(92,173)	(11,514)	101,904	(102,884)
Other income	98,560	4,336	1,984	(101,904)	2,976
Income tax expense	35,146	73,254	18,422	—	126,822
Equity earnings in subsidiaries	70,419	62,324	—	(132,743)	—
Net income	97,434	70,419	103,049	(132,743)	138,159
Less: Net income attributable to noncontrolling interests	—	—	—	(40,725)	(40,725)
Net income attributable to DaVita HealthCare Partners Inc.	$97,434	$70,419	$103,049	$(173,468)	$97,434

	DaVita		Non-
	HealthCare	Guarantor	Guarantor	Consolidating	Consolidated
For the three months ended March 31, 2015	Partners Inc.	subsidiaries	subsidiaries	adjustments	total
Patient service revenues	$—	$1,581,959	$723,843	$(33,987)	$2,271,815
Less: Provision for uncollectible accounts	—	(64,077)	(35,087)	—	(99,164)
Net patient service revenues	—	1,517,882	688,756	(33,987)	2,172,651
Capitated revenues	—	447,338	403,124	53	850,515
Other revenues	168,265	411,028	6,312	(320,806)	264,799
Total net revenues	168,265	2,376,248	1,098,192	(354,740)	3,287,965
Operating expenses	123,769	2,597,953	985,139	(354,740)	3,352,121
Operating income (loss)	44,496	(221,705)	113,053	—	(64,156)
Debt expense, including debt refinancing charges	(95,478)	(85,783)	(9,286)	93,155	(97,392)
Other income	91,023	53	1,546	(93,155)	(533)
Income tax expense (benefit)	17,514	(129,235)	25,788	—	(85,933)
Equity (loss) earnings in subsidiaries	(133,144)	45,056	—	88,088	—
Net (loss) income	(110,617)	(133,144)	79,525	88,088	(76,148)
Less: Net income attributable to noncontrolling interests	—	—	—	(34,469)	(34,469)
Net (loss) income attributable to DaVita HealthCare Partners Inc.	$(110,617)	$(133,144)	$79,525	$53,619	$(110,617)

Condensed Consolidating Statements of Comprehensive Income

	DaVita		Non-
	HealthCare	Guarantor	Guarantor	Consolidating	Consolidated
For the three months ended March 31, 2016	Partners Inc.	subsidiaries	subsidiaries	adjustments	total
Net income	$97,434	$70,419	$103,049	$(132,743)	$138,159
Other comprehensive (loss) income	(4,868)	—	11,181	—	6,313
Total comprehensive income	92,566	70,419	114,230	(132,743)	144,472
Less: comprehensive income attributable to the noncontrolling interests	—	—	—	(40,725)	(40,725)
Comprehensive income attributable to DaVita HealthCare Partners Inc.	$92,566	$70,419	$114,230	$(173,468)	$103,747

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

	DaVita		Non-
	HealthCare	Guarantor	Guarantor	Consolidating	Consolidated
For the three months ended March 31, 2015	Partners Inc.	subsidiaries	subsidiaries	adjustments	total
Net (loss) income	$(110,617)	$(133,144)	$79,525	$88,088	$(76,148)
Other comprehensive loss	(4,723)	—	(17,885)	—	(22,608)
Total comprehensive (loss) income	(115,340)	(133,144)	61,640	88,088	(98,756)
Less: comprehensive income attributable to the noncontrolling interests	—	—	—	(34,469)	(34,469)
Comprehensive (loss) income attributable to DaVita HealthCare Partners Inc.	$(115,340)	$(133,144)	$61,640	$53,619	$(133,225)

Condensed Consolidating Balance Sheets

	DaVita		Non-
	HealthCare	Guarantor	Guarantor	Consolidating	Consolidated
As of March 31, 2016	Partners Inc.	subsidiaries	subsidiaries	adjustments	total
Cash and cash equivalents	$667,109	$73,221	$301,097	$—	$1,041,427
Accounts receivable, net	—	937,747	917,538	—	1,855,285
Other current assets	408,369	792,812	101,667	—	1,302,848
Total current assets	1,075,478	1,803,780	1,320,302	—	4,199,560
Property and equipment, net	270,106	1,555,802	1,085,297	—	2,911,205
Amortizable intangibles, net	660	1,596,973	81,074	—	1,678,707
Investments in subsidiaries	9,019,776	2,020,158	—	(11,039,934)	—
Intercompany receivables	3,797,849	—	697,353	(4,495,202)	—
Other long-term assets and investments	67,725	55,403	115,970	—	239,098
Goodwill	—	7,753,168	1,732,460	—	9,485,628
Total assets	$14,231,594	$14,785,284	$5,032,456	$(15,535,136)	$18,514,198
Current liabilities	$236,695	$1,686,198	$520,725	$—	$2,443,618
Intercompany payables	—	2,889,630	1,605,572	(4,495,202)	—
Long-term debt and other long-term liabilities	8,713,321	1,189,680	333,142	—	10,236,143
Noncontrolling interests subject to put provisions	577,652	—	—	335,053	912,705
Total DaVita HealthCare Partners Inc. shareholders’ equity	4,703,926	9,019,776	2,020,158	(11,039,934)	4,703,926
Noncontrolling interests not subject to put provisions	—	—	552,859	(335,053)	217,806
Total equity	4,703,926	9,019,776	2,573,017	(11,374,987)	4,921,732
Total liabilities and equity	$14,231,594	$14,785,284	$5,032,456	$(15,535,136)	$18,514,198

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

	DaVita		Non-
	HealthCare	Guarantor	Guarantor	Consolidating	Consolidated
As of December 31, 2015	Partners Inc.	subsidiaries	subsidiaries	adjustments	total
Cash and cash equivalents	$1,186,636	$109,357	$203,123	$—	$1,499,116
Accounts receivable, net	—	929,390	794,838	—	1,724,228
Other current assets	431,504	769,947	78,485	—	1,279,936
Total current assets	1,618,140	1,808,694	1,076,446	—	4,503,280
Property and equipment, net	268,066	1,575,890	944,784	—	2,788,740
Intangible assets, net	540	1,634,920	51,866	—	1,687,326
Investments in subsidiaries	8,893,079	1,597,185	—	(10,490,264)	—
Intercompany receivables	3,474,133	—	701,814	(4,175,947)	—
Other long-term assets and investments	74,458	53,346	113,246	—	241,050
Goodwill	—	7,834,257	1,460,222	—	9,294,479
Total assets	$14,328,416	$14,504,292	$4,348,378	$(14,666,211)	$18,514,875
Current liabilities	$185,217	$1,730,123	$483,798	$—	$2,399,138
Intercompany payables	—	2,750,102	1,425,845	(4,175,947)	—
Long-term debt and other long-term liabilities	8,730,673	1,130,988	305,838	—	10,167,499
Noncontrolling interests subject to put provisions	541,746	—	—	322,320	864,066
Total DaVita HealthCare Partners Inc. shareholders' equity	4,870,780	8,893,079	1,597,185	(10,490,264)	4,870,780
Noncontrolling interests not subject to put provisions	—	—	535,712	(322,320)	213,392
Total equity	4,870,780	8,893,079	2,132,897	(10,812,584)	5,084,172
Total liabilities and equity	$14,328,416	$14,504,292	$4,348,378	$(14,666,211)	$18,514,875

Condensed Consolidating Statements of Cash Flows

	DaVita		Non-
	HealthCare	Guarantor	Guarantor	Consolidating	Consolidated
For the three months ended March 31, 2016	Partners Inc.	subsidiaries	subsidiaries	adjustments	total
Cash flows from operating activities:
Net income	$97,434	$70,419	$103,049	$(132,743)	$138,159
Changes in operating assets and liabilities and non-cash items included in net income	(18,699)	217,405	(40,606)	132,743	290,843
Net cash provided by operating activities	78,735	287,824	62,443	—	429,002
Cash flows from investing activities:
Additions of property and equipment, net	(16,865)	(86,055)	(70,267)	—	(173,187)
Acquisitions	—	(400,093)	(5,061)	—	(405,154)
Proceeds from asset and business sales	—	4,657	—	—	4,657
(Purchases) proceeds from investment sales and other items	23,387	(7,438)	3,424	—	19,373
Net cash provided by (used in) investing activities	6,522	(488,929)	(71,904)	—	(554,311)
Cash flows from financing activities:
Long-term debt and related financing costs, net	(21,247)	(1,977)	(1,347)	—	(24,571)
Intercompany borrowing (payments)	(315,986)	167,702	148,284	—	—
Other items	(267,551)	(756)	(40,219)	—	(308,526)
Net cash provided by (used in) financing activities	(604,784)	164,969	106,718	—	(333,097)
Effect of exchange rate changes on cash	—	—	717	—	717
Net (decrease) increase in cash and cash equivalents	(519,527)	(36,136)	97,974	—	(457,689)
Cash and cash equivalents at beginning of period	1,186,636	109,357	203,123	—	1,499,116
Cash and cash equivalents at end of period	$667,109	$73,221	$301,097	$—	$1,041,427

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

	DaVita		Non-
	HealthCare	Guarantor	Guarantor	Consolidating	Consolidated
For the three months ended March 31, 2015	Partners Inc.	subsidiaries	subsidiaries	adjustments	total
Cash flows from operating activities:
Net (loss) income	$(110,617)	$(133,144)	$79,525	$88,088	$(76,148)
Changes in operating assets and liabilities and non-cash items included in net income	154,352	410,880	9,093	(88,088)	486,237
Net cash provided by operating activities	43,735	277,736	88,618	—	410,089
Cash flows from investing activities:
Additions of property and equipment, net	(6,230)	(48,802)	(66,389)	—	(121,421)
Acquisitions	—	(40,018)	(632)	—	(40,650)
Proceeds from asset and business sales	—	2,565	—	—	2,565
Purchases/proceeds from investment sales and other items	(84,640)	(537)	(7,604)	—	(92,781)
Net cash used in investing activities	(90,870)	(86,792)	(74,625)	—	(252,287)
Cash flows from financing activities:
Long-term debt and related financing costs, net	(21,250)	(3,620)	(3,569)	—	(28,439)
Intercompany borrowing (payments)	180,207	(202,804)	22,597	—	—
Other items	(56,828)	—	(25,601)	—	(82,429)
Net cash provided by (used in) financing activities	102,129	(206,424)	(6,573)	—	(110,868)
Effect of exchange rate changes on cash	—	—	(904)	—	(904)
Net increase (decrease) in cash and cash equivalents	54,994	(15,480)	6,516	—	46,030
Cash and cash equivalents at beginning of period	698,876	77,921	188,444	—	965,241
Cash and cash equivalents at end of period	$753,870	$62,441	$194,960	$—	$1,011,271

21.	Supplemental data

The following information is presented as supplemental data as required by the indentures governing the Company’s senior notes.

Condensed Consolidating Statements of Income

				Company and
	Consolidated	Physician	Unrestricted	Restricted
For the three months ended March 31, 2016	Total	Groups	Subsidiaries	Subsidiaries(1)
Patient service operating revenues	$2,477,738	$62,692	$—	$2,415,046
Less: Provision for uncollectible accounts	(109,205)	(2,093)	—	(107,112)
Net patient service operating revenues	2,368,533	60,599	—	2,307,934
Capitated revenues	887,047	398,429	—	488,618
Other revenues	325,556	7,573	—	317,983
Total net operating revenues	3,581,136	466,601	—	3,114,535
Operating expenses	3,216,247	468,588	(158)	2,747,817
Operating income	364,889	(1,987)	158	366,718
Debt expense, including refinancing charges	(102,884)	(3,740)	—	(99,144)
Other income	2,976	155	—	2,821
Income tax expense	126,822	11,295	63	115,464
Net income	138,159	(16,867)	95	154,931
Less: Net income attributable to noncontrolling interests	(40,725)	—	—	(40,725)
Net income attributable to DaVita HealthCare Partners Inc.	$97,434	$(16,867)	$95	$114,206

(1)	After elimination of the unrestricted subsidiaries and the physician groups.

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

Condensed Consolidating Statements of Comprehensive Income

				Company and
	Consolidated	Physician	Unrestricted	Restricted
For the three months ended March 31, 2016	Total	Groups	Subsidiaries	Subsidiaries(1)
Net income	$138,159	$(16,867)	$95	$154,931
Other comprehensive loss	6,313	—	—	6,313
Total comprehensive income	144,472	(16,867)	95	161,244
Less: comprehensive loss attributable to the noncontrolling interests	(40,725)	—	—	(40,725)
Comprehensive income attributable to DaVita HealthCare Partners Inc.	$103,747	$(16,867)	$95	$120,519

(1)	After elimination of the unrestricted subsidiaries and the physician groups.

Condensed Consolidating Balance Sheets

				Company and
	Consolidated	Physician	Unrestricted	Restricted
As of March 31, 2016	Total	Groups	Subsidiaries	Subsidiaries(1)
Cash and cash equivalents	$1,041,427	$143,953	$—	$897,474
Accounts receivable, net	1,855,285	435,688	—	1,419,597
Other current assets	1,302,848	22,287	—	1,280,561
Total current assets	4,199,560	601,928	—	3,597,632
Property and equipment, net	2,911,205	1,678	—	2,909,527
Amortizable intangibles, net	1,678,707	5,656	—	1,673,051
Other long-term assets	239,098	74,692	2,982	161,424
Goodwill	9,485,628	16,234	—	9,469,394
Total assets	$18,514,198	$700,188	$2,982	$17,811,028
Current liabilities	$2,443,618	$255,174	$—	$2,188,444
Payables to parent	—	343,657	2,982	(346,639)
Long-term debt and other long-term liabilities	10,236,143	49,705	—	10,186,438
Noncontrolling interests subject to put provisions	912,705	—	—	912,705
Total DaVita HealthCare Partners Inc. shareholders’ equity	4,703,926	51,652	—	4,652,274
Noncontrolling interests not subject to put provisions	217,806	—	—	217,806
Shareholders’ equity	4,921,732	51,652	—	4,870,080
Total liabilities and shareholder’s equity	$18,514,198	$700,188	$2,982	$17,811,028

(1)	After elimination of the unrestricted subsidiaries and the physician groups.

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

Condensed Consolidating Statements of Cash Flows

				Company and
	Consolidated	Physician	Unrestricted	Restricted
For the three months ended March 31, 2016	Total	Groups	Subsidiaries	Subsidiaries(1)
Cash flows from operating activities:
Net income	$138,159	$(16,867)	$95	$154,931
Changes in operating and intercompany assets and liabilities and non-cash items included in net income	290,843	(64,656)	(95)	355,594
Net cash provided by (used in) operating activities	429,002	(81,523)	—	510,525
Cash flows from investing activities:
Additions of property and equipment	(173,187)	(200)	—	(172,987)
Acquisitions and divestitures, net	(405,154)	—	—	(405,154)
Proceeds from discontinued operations	4,657	—	—	4,657
Investments and other items	19,373	(536)	—	19,909
Net cash used in investing activities	(554,311)	(736)	—	(553,575)
Cash flows from financing activities:
Long-term debt	(24,571)	—	—	(24,571)
Intercompany	—	137,967	—	(137,967)
Other items	(308,526)	—	—	(308,526)
Net cash (used in) provided by financing activities	(333,097)	137,967	—	(471,064)
Effect of exchange rate changes on cash	717	—	—	717
Net increase (decrease) in cash	(457,689)	55,708	—	(513,397)
Cash and cash equivalents at beginning of period	1,499,116	88,245	—	1,410,871
Cash and cash equivalents at end of period	$1,041,427	$143,953	$—	$897,474

(1)	After elimination of the unrestricted subsidiaries and the physician groups.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking statements within the meaning of the federal securities laws. All statements that do not concern historical facts are forward-looking statements and include, among other things, statements about our expectations, beliefs, intentions and/or strategies for the future. These forward-looking statements include statements regarding our future operations, financial condition and prospects, expectations for treatment growth rates, revenue per treatment, expense growth, levels of the provision for uncollectible accounts receivable, operating income, cash flow, operating cash flow, estimated tax rates, capital expenditures, the development of new dialysis centers and dialysis center acquisitions, government and commercial payment rates, revenue estimating risk and the impact of our level of indebtedness on our financial performance, and including earnings per share. These statements involve substantial known and unknown risks and uncertainties that could cause our actual results to differ materially from those described in the forward-looking statements, including but not limited to, risks resulting from the concentration of profits generated by higher-paying commercial payor plans for which there is continued downward pressure on average realized payment rates, and a reduction in the number of patients under such plans, which may result in the loss of revenues or patients, and the extent to which the ongoing implementation of healthcare exchanges or changes in regulations or enforcement of regulations regarding the exchanges results in a reduction in reimbursement rates for our services from and/or the number of patients enrolled in higher-paying commercial plans, a reduction in government payment rates under the Medicare ESRD program or other government-based programs, the impact of the CMS Medicare Advantage benchmark structure, risks arising from potential federal and/or state legislation that could have an adverse effect on our operations and profitability, changes in pharmaceutical or anemia management practice patterns, payment policies, or pharmaceutical pricing, legal compliance risks, including our continued compliance with complex government regulations and the provisions of our current Corporate Integrity Agreement (CIA), and current or potential investigations by various government entities and related government or private-party proceedings, the restrictions on our business and operations required by the CIA and other settlement terms, and the financial impact thereof, continued increased competition from large- and medium-sized dialysis providers that compete directly with us, our ability to maintain contracts with physician medical directors, changing affiliation models for physicians, and the emergence of new models of care introduced by the government or private sector that may erode our patient base and reimbursement rates such as Accountable Care Organizations (ACOs), independent practice associations (IPAs) and integrated delivery systems, or to businesses outside of dialysis and HCP’s business, our ability to complete acquisitions, mergers or dispositions that we might be considering or announce, or to integrate and successfully operate any business we may acquire or have acquired, including HCP, or to expand our operations and services to markets outside the U.S., the variability of our cash flows, the risk that we might invest material amounts of capital and incur significant costs in connection with the growth and development of our international operations, yet we might not be able to operate them profitably anytime soon, if at all, risks arising from the use of accounting estimates, judgments and interpretations in our financial statements, risk of losing key HCP employees, potential disruption from the HCP transaction making it more difficult to maintain business and operational relationships with customers, partners, associated physicians and physician groups, hospitals and others, the risk that laws regulating the corporate practice of medicine could restrict the manner in which HCP conducts its business, the risk that the cost of providing services under HCP’s agreements may exceed our compensation, the risk that reductions in reimbursement rates, including Medicare Advantage rates, and future regulations may negatively impact HCP’s business, revenue and profitability, the risk that HCP may not be able to successfully establish a presence in new geographic regions or successfully address competitive threats that could reduce its profitability, the risk that a disruption in HCP’s healthcare provider networks could have an adverse effect on HCP’s business operations and profitability, the risk that reductions in the quality ratings of health maintenance organization plan customers of HCP could have an adverse effect on HCP’s business, or the risk that health plans that acquire health maintenance organizations may not be willing to contract with HCP or may be willing to contract only on less favorable terms, and the other risk factors set forth in Part II, Item 1A. of this Quarterly Report on Form 10-Q. We base our forward-looking statements on information currently available to us, and we undertake no obligation to update or revise any forward-looking statements, whether as a result of changes in underlying factors, new information, future events or otherwise.

The following should be read in conjunction with our condensed consolidated financial statements.

Consolidated results of operations

We operate two major divisions, Kidney Care and HCP. Our Kidney Care division is comprised of our U.S. dialysis and related lab services business, our ancillary services and strategic initiatives, including our international operations, and our corporate administrative support. Our HCP division is comprised of our HCP integrated healthcare business.

Our largest major line of business is our U.S. dialysis and related lab services, which is a leading provider of kidney dialysis services in the U.S. for patients suffering from ESRD. Our other major line of business, HCP, is a patient- and physician-focused integrated health care delivery and management company.

The following is a summary of. our consolidated operating results for the first quarter of 2016 compared with the prior sequential quarter and the same quarter of 2015.

	Three months ended
	March 31,		December 31,		March 31,
	2016		2015		2015
	(dollar amounts rounded to nearest million)
Net revenues:
Patient service revenues	$2,478		$2,431		$2,271
Less: Provision for uncollectible accounts	(109)		(113)		(99)
Net patient service revenues	2,369		2,318		2,172
Capitated revenues	887		866		851
Other revenues	325		350		265
Total consolidated net revenues	3,581	100%	3,534	100%	3,288	100%
Operating expenses and charges:
Patient care costs	2,582	72%	2,515	71%	2,362	72%
General and administrative	386	11%	409	11%	342	10%
Depreciation and amortization	169	5%	164	5%	154	5%
Provision for uncollectible accounts	3	—	3	—	2	—
Equity investment income	(1)	—	(8)	—	(3)	—
Goodwill and other intangible asset impairment charges	77	2%	206	6%	—	—
Settlement charge	—	—	—	—	495	15%
Total operating expenses and charges	3,216	90%	3,289	93%	3,352	102%
Operating income (loss)	$365	10%	$245	7%	$(64)	(2)%

The following table summarizes consolidated net revenues for our Kidney Care division and our HCP division:

	Three months ended
	March 31,	December 31,	March 31,
	2016	2015	2015
	(dollar amounts rounded to nearest million)
Net revenues:
Kidney Care:
U.S. dialysis and related lab services patient service revenues	$2,328	$2,316	$2,166
Less: Provision for uncollectible accounts	(105)	(104)	(97)
U.S. dialysis and related lab services net patient service revenues	$2,223	$2,212	$2,069
Other revenues	4	4	3
Total net U.S. dialysis and related lab services revenues	2,227	2,216	2,072
Other—Ancillary services and strategic initiatives revenues	319	338	252
Other—Capitated revenues	21	16	18
Other—Ancillary services and strategic initiatives net patient service revenues (less provision for uncollectible accounts)	51	44	35
Total net other-ancillary services and strategic initiatives revenues	391	398	305
Elimination of intersegment and division revenues	(26)	(22)	(17)
Total Kidney Care net revenues	2,592	2,592	2,360
HCP:
HCP capitated revenues	866	850	833
HCP net patient service revenues (less provision for uncollectible accounts)	108	76	80
Other revenues	15	16	15
Total net HCP revenues	989	942	928
Total consolidated net revenues	$3,581	$3,534	$3,288

The following table summarizes consolidated operating income and adjusted consolidated operating income:

	Three months ended
	March 31,	December 31,	March 31,
	2016	2015	2015
	(dollar amounts rounded to nearest million)
Operating income (loss):
Kidney Care:
U.S. dialysis and related lab services	$440	$464	$(104)
Other—Ancillary services and strategic initiatives losses	(11)	(34)	(14)
Corporate administrative support	(7)	(4)	(6)
Total kidney care operating income	422	426	(124)
HCP	(57)	(181)	60
Total consolidated operating income	365	245	(64)
Reconciliation of non-GAAP measures:
Add:
Goodwill and other intangible asset impairment charges	77	206	—
Hospice and pharmacy accrual	16	22	—
Loss contingency accrual and settlement charge	—	—	495
Adjusted consolidated operating income(1)	$458	$473	$431

(1)

For the three months ended March 31, 2016, we have excluded a goodwill impairment charge of $77 million related to an HCP reporting unit and an estimated accrual for damages and liabilities associated with our HCP Nevada hospice, of $16 million. Additionally, for the three months ended December 31, 2015, we have excluded goodwill and other intangible asset impairment charges of $206 million primarily related to certain HCP reporting units and an estimated accrual of $22 million for damages and liabilities associated with our pharmacy business, which is included in general and administrative expenses. Lastly, for the three months ended March 31, 2015 we have excluded $495 million related to a settlement charge in connection with the Vainer private civil suit. These are non-GAAP measures and are not intended as substitutes for the GAAP equivalent measures. We have presented these adjusted amounts because management believes that these presentations enhance a user’s understanding of our normal consolidated operating income by excluding certain unusual items which we do not believe are indicative of our ordinary results of operations. As a result, adjusting for these amounts allows for comparison to our normal prior period results.

Consolidated net revenues

Consolidated net revenues for the first quarter of 2016 increased by approximately $47 million, or 1.3%, as compared to the fourth quarter of 2015. The increase in consolidated net revenues was primarily due to an increase of approximately $11 million associated with the U.S. dialysis and related lab services’ net revenues, principally due to acquired and non-acquired treatment growth, partially offset by one fewer treatment day in the quarter, and an increase in the average dialysis and related lab services’ revenue per treatment of approximately $3. Additionally, consolidated net revenues were positively impacted by an increase of approximately $47 million associated with HCP. The increase in HCP net revenues was primarily related to an increase in fee-for-service (FFS) revenue from acquisitions and an increase in senior capitated revenue, partially offset by a decrease in the number of commercial members. The overall increase in consolidated net revenues was negatively impacted by a decrease of approximately $7 million associated with our ancillary services and strategic initiatives revenues, primarily driven by a decrease in pharmacy services volume, partially offset by an increase in our international business.

Consolidated net revenues for the first quarter of 2016 increased by approximately $293 million, or 8.9%, as compared to the first quarter of 2015. The increase in consolidated net revenues was primarily due to an increase of $155 million in the U.S. dialysis and related lab services’ net revenues, primarily as a result of volume growth from acquired and non-acquired treatment growth, an increase in our average dialysis revenue per treatment of approximately $5, and one additional treatment day in the quarter. The increase in consolidated net revenues was also due to an increase in HCP net revenues of $61 million, primarily due to an increase in the number of senior capitated members from acquisitions and non-acquired growth and an increase in FFS revenues from acquisitions. This growth in consolidated net revenues was partially offset by declines in Medicare Advantage rates, and in commercial and Medicaid members to whom HCP provides health care services. In addition, the increase in consolidated net revenues was due to an increase of approximately $86 million in our ancillary services and strategic initiatives, mainly from growth in our pharmacy services and international operations.

Consolidated operating income

Consolidated operating income for the first quarter of 2016, which includes a goodwill impairment charge of $77 million related to an HCP reporting unit and an estimated accrual for damages and liabilities associated with our HCP Nevada hospice of $16 million, increased by approximately $120 million, or 49.0%, as compared to the fourth quarter of 2015, which included goodwill and other intangible asset impairment charges of $206 million related to certain HCP reporting units, as well as an estimated accrual for damages and liabilities associated with our pharmacy business of $22 million. Excluding these items from their respective quarters, adjusted consolidated operating income would have decreased by $15 million. The decrease in the adjusted consolidated operating income was partially related to a decrease in the number of treatment days which negatively impacted the U.S. dialysis and related lab services’ net revenues, as well as a decrease in pharmacy services volume. Adjusted consolidated operating income was also negatively impacted by higher labor and patient care costs, including higher pharmaceutical costs and medical claims expense. The decrease in adjusted consolidated operating income was partially offset by an increase in acquired and non-acquired treatment growth, and an increase in the average dialysis and related lab services’ revenue per treatment of approximately $3, as well as an increase in HCP FFS revenues, and a decrease in general and administrative costs.

Consolidated operating income for the first quarter of 2016, which includes a goodwill impairment charge of $77 million related to an HCP reporting unit and an estimated accrual for damages and liabilities associated with our HCP Nevada hospice business of $16 million, increased by approximately $429 million as compared to the first quarter of 2015, which included a settlement charge of $495 million. Excluding these items from their respective quarters, adjusted consolidated operating income for the first quarter of 2016 would have increased by $27 million, or 6.3%. Adjusted consolidated operating income increased primarily due to acquired and non-acquired treatment growth, an increase in average dialysis revenue per treatment of approximately $5, and one additional treatment day in the current quarter in our dialysis and related lab services business. Our other ancillary services and strategic initiatives also saw an improvement in their total operating loss by $3 million. The increase in adjusted consolidated operating income was partially offset by a $24 million decrease in HCP’s adjusted operating income for the first quarter of 2016 as compared to the first quarter of 2015. The decrease was primarily attributable to higher medical claims expense and an increase in corporate administrative support costs due to acquisitions. Additionally, adjusted consolidated operating income was negatively impacted by higher labor and benefit costs, pharmaceutical costs and professional fees.

U.S. dialysis and related lab services business

Results of operations

	Three months ended
	March 31,	December 31,	March 31,
	2016	2015	2015
	(dollar amounts rounded to nearest million, except per treatment data)
Net revenues:
Dialysis and related lab services patient service revenues	$2,328	$2,316	$2,166
Less: Provision for uncollectible accounts	(105)	(104)	(97)
Dialysis and related lab services net patient service revenues	$2,223	$2,212	$2,069
Other revenues	4	4	3
Total net dialysis and related lab services revenues	$2,227	$2,216	$2,072
Operating expenses and charges:
Patient care costs	1,496	1,462	1,396
General and administrative	179	181	183
Depreciation and amortization	116	112	105
Settlement charge	—	—	495
Equity investment income	(4)	(3)	(3)
Total operating expenses and charges	1,787	1,752	2,176
Operating income	$440	$464	$(104)
Dialysis treatments	6,639,874	6,649,227	6,262,635
Average dialysis treatments per treatment day	85,236	84,061	81,758
Average dialysis and related lab services revenue per treatment	$351	$348	$346

Net revenues

Dialysis and related lab services’ net revenues for the first quarter of 2016 increased by approximately $11 million, or approximately 0.5%, as compared to the fourth quarter of 2015. The increase was primarily due to volume growth from acquired and non-acquired treatment growth and an increase in our average dialysis revenue per treatment of approximately $3. The increase in our average dialysis revenue per treatment was primarily due to improvements in our commercial payor mix, partially offset by a decrease in our average commercial payment rates. In addition, this increase was offset by one fewer treatment day in the first quarter of 2016 as compared to the fourth quarter of 2015.

Dialysis and related lab services’ net revenues for the first quarter of 2016 increased by approximately $155 million, or approximately 7.5%, as compared to the first quarter of 2015. The increase in net revenues was principally due to volume growth from additional treatments, one additional treatment day in the first quarter of 2016 as compared to the first quarter of 2015, and an increase in our average dialysis revenue per treatment of approximately $5. The increase in the number of treatments was primarily attributable to acquired and non-acquired treatment growth. The increase in our average dialysis revenue per treatment was primarily due to an increase in our average commercial payment rates and improvements in our commercial payor mix.

Provision for uncollectible accounts. The provision for uncollectible accounts receivable for dialysis and related lab services was 4.5% for the first quarter of 2016 and for the fourth and first quarters of 2015. We continue to experience higher levels of non-covered Medicare write-offs due to non-covered Medicare co-pays. We assess our level of the provision for uncollectible accounts based upon our historical cash collection experience and trends, and have and will continue to adjust the provision as necessary as a result of changes in our cash collections.

Operating expenses and charges

Patient care costs. Dialysis and related lab services’ patient care costs of approximately $225 per treatment for the first quarter of 2016 increased by approximately $5 per treatment as compared to the fourth quarter of 2015. The increase in patient care costs per treatment was primarily due to higher labor costs and related payroll taxes, partially due to an increase in headcount in the first quarter of 2016 as well as a decline in productivity. Patient care costs also increased due to an increase in pharmaceutical costs due to increased intensity. These increases were partially offset by a decrease in travel expenses related to management meetings.

Dialysis and related lab services’ patient care costs per treatment for the first quarter of 2016 increased by approximately $2 per treatment as compared to the first quarter of 2015. The increase was primarily attributable to an increase in labor and benefits costs and pharmaceutical unit costs. These increases were partially offset by a decrease in professional fees and insurance costs.

General and administrative expenses. Dialysis and related lab services’ general and administrative expenses of approximately $179 million in the first quarter of 2016 decreased by approximately $2 million as compared to the fourth quarter of 2015. The decrease in general and administrative expenses was primarily driven by decreases in occupancy and utility costs and a decrease in travel expenses. These decreases were offset by increases in labor costs and related payroll taxes.

Dialysis and related lab services’ general and administrative expenses for the first quarter of 2016 decreased by approximately $4 million as compared to the first quarter of 2015, primarily due to a decrease in professional fees and long-term incentive compensation costs, partially offset by increases in labor costs and related payroll taxes.

Depreciation and amortization. Depreciation and amortization for dialysis and related lab services was approximately $116 million for the first quarter of 2016, $112 million for the fourth quarter of 2015, and $105 million for the first quarter of 2015. The increases in depreciation and amortization in the first quarter of 2016, as compared to the fourth and first quarters of 2015 was primarily due to growth in newly developed centers and from acquired centers.

Equity investment income. Equity investment income for dialysis and related lab services was approximately $4 million for the first quarter of 2016, as compared to $3 million for both the fourth quarter and the first quarter of 2015. The increase in equity investment income in the first quarter of 2016 as compared to both prior periods of 2015 was primarily due to an increase in the profitability of certain joint ventures.

Accounts receivable

Our dialysis and related lab services’ accounts receivable balances, net of the provision for uncollectible accounts, at March 31, 2016 and December 31, 2015 were $1,297 million and $1,255 million, respectively, which represented approximately 54 days and 53 days, respectively. The increase in day sales outstanding (DSO) in the first quarter of 2016 was primarily due to an increase in co-insurance and deductibles. Our DSO calculation is based on the current quarter’s average revenues per day. There were no significant changes during the first quarter of 2016 from the fourth quarter of 2015 in the amount of unreserved accounts receivable over one year old or the amounts pending approval from third-party payors.

Segment operating income

Dialysis and related lab services’ operating income for the first quarter of 2016 decreased by approximately $24 million as compared to the fourth quarter of 2015. The decrease in operating income was primarily driven by higher patient care costs in the first quarter of 2016 due to increased labor and pharmaceutical costs, as described above. Operating income was also negatively impacted by one fewer treatment day in the first quarter of 2016 as compared to the fourth quarter of 2015. Operating income was positively impacted by an increase in our average dialysis revenue per treatment of approximately $3 as well as lower general and administrative costs.

Dialysis and related lab services’ operating income for the first quarter of 2016 increased by approximately $544 million as compared to the first quarter of 2015, including a loss contingency accrual of $495 million recorded in the first quarter of 2015. Excluding this item from the first quarter of 2015, adjusted dialysis and related lab services’ operating income would have increased by $49 million. This increase in adjusted operating income was primarily attributable to volume growth in revenues from additional treatments as a result of acquired and non-acquired treatment growth, an increase in our average dialysis revenue per treatment of approximately $5, as discussed above, as well as one additional treatment day in the quarter. Adjusted operating income was negatively impacted by higher patient care costs driven by increases in labor and pharmaceutical unit costs.

HCP business

Results of operations

	Three months ended
	March 31,	December 31,	March 31,
	2016	2015	2015
	(dollar amounts rounded to nearest millions)
Net revenues:
HCP capitated revenue	$866	$850	$833
Patient service revenue	112	80	81
Less: Provision for uncollectible accounts	(4)	(4)	(1)
Net patient service revenue	108	76	80
Other revenues	15	16	15
Total net revenues	$989	$942	$928
Operating expenses:
Patient care costs	$794	$757	$733
General and administrative expense	127	121	92
Depreciation and amortization	46	44	43
Goodwill and other intangible asset impairment charges	77	206	—
Equity investment income (loss)	2	(5)	—
Total expenses	1,046	1,123	868
Operating (loss) income	$(57)	$(181)	$60

Capitated membership information

The following table provides (i) the total number of capitated members to whom HCP provided healthcare services as of March 31, 2016, December 31, 2015 and March 31, 2015 and (ii) the aggregate member months for the three months ended March 31, 2016, December 31, 2015 and March 31, 2015. Member months represent the aggregate number of months of healthcare services HCP has provided to capitated members during a period of time:

	Members at			Members months for
				Three months ended
	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,
	2016	2015	2015	2016	2015	2015
Payor classification:
Senior	325,800	317,400	312,900	975,300	951,500	930,800
Commercial	347,300	367,400	378,700	1,048,600	1,109,900	1,132,900
Medicaid	114,000	122,600	138,800	342,500	367,100	418,800
	787,100	807,400	830,400	2,366,400	2,428,500	2,482,500

In addition to the members above, HCP provided healthcare services to members in two of its operating unconsolidated joint ventures that are accounted for as equity investments. These joint ventures provided healthcare services for approximately 140,900, 130,700, and 135,600 members as of March 31, 2016, December 31, 2015, and March 31, 2015, respectively, and for approximately 416,800, 393,600, and 365,700 member months for the quarter ended March 31, 2016, December 31, 2015, and March 31, 2015, respectively. The increase in members and member months was due to an increase in enrollment of members at Tandigm Health.

Members and member months for the first quarter of 2016 decreased from the fourth quarter of 2015 primarily due to a planned non-renewal of certain Medicaid contracts and a decline in commercial members as employers shift to less expensive options for medical services for their employees, partially offset by an increase in senior members due to non-acquired growth.

Members and member months for the first quarter of 2016 decreased from the first quarter of 2015 primarily due to a decreases described above. These decreases were partially offset by increased senior members resulting from new acquisitions and non-acquired growth.

Revenues

The following table provides HCP’s revenue by source:

	Three months ended
	March 31,	December 31,	March 31,
	2016	2015	2015
	(dollars rounded to nearest millions)
HCP revenues:
Commercial revenues	$172	$184	$185
Senior revenues	648	607	602
Medicaid revenues	46	59	46
Total capitated revenues	$866	$850	$833
Patient service revenue, net of provision for uncollectible accounts	108	76	80
Other revenues	15	16	15
Total net revenues	$989	$942	$928

Net revenues

HCP’s net revenue for the first quarter of 2016 increased by approximately $47 million, or 5.0%, as compared to the fourth quarter of 2015. The increase in revenue was primarily driven by an increase in FFS revenue, primarily due to the completion of the TEC acquisition, and an increase in senior capitated revenue due to non-acquired growth and acquisitions, partially offset by a decline in commercial members as employers shift to less expensive options for medical services for their employees and a decline in Medicare Advantage rates, as described below, and a decline in Medicaid members due to planned non-renewal of certain Medicaid contracts.

HCP’s net revenue for the first quarter of 2016 increased by approximately $61 million, or 6.6%, as compared to the first quarter of 2015. The increase was primarily attributable to an increase in senior capitated revenues due to an increase in senior members due to non-acquired growth and acquisitions, an increase in FFS revenues, as described above, partially offset by declines in Medicare Advantage rates, as described below, and in commercial and Medicaid members to whom HCP provides health care services.

On April 6, 2015, CMS issued final guidance for 2016 Medicare Advantage rates, which incorporated a modification to the risk adjustment model calculation that CMS utilizes to determine the risk acuity scores of Medicare Advantage patients. We estimate that the final cumulative impact of the 2016 rate structure represents a decrease of approximately 2.0% of HCP’s average Medicare Advantage revenues it manages on behalf of its senior capitated population as compared to 2015, which compares to the industry average rate increase of approximately 1.25% as indicated by CMS.

On April 4, 2016, CMS issued final guidance for 2017 Medicare Advantage benchmark payment rates (“Rate Announcement”). Based upon our initial analysis, we estimate that the rates will lead to a reduction in Medicare Advantage rates of approximately 1.0%. This compares to an industry average rate increase of approximately 0.85% as indicated by CMS in the Rate Announcement.

The more significant declines in Medicare Advantage rates for the Company compared to the industry average are largely driven by two factors: HCP’s higher mix of Medicare Advantage patients in counties that will receive a lower-than-average benchmark rate increase, and a higher-than-average impact from a revision to the risk model to differentiate payment levels between dual-eligible and non-dual-eligible patients.

Operating expenses

Patient care costs. HCP’s patient care costs of approximately $794 million for the first quarter of 2016 increased by approximately $37 million as compared to the fourth quarter of 2015. The increase was primarily attributable to an increase in medical claims expenses and an increase in senior capitated members from non-acquired growth and acquisitions, as well as higher labor costs and related payroll taxes. Patient care costs were also impacted by the completion of the TEC acquisition. This increase was partially offset by a decrease in commercial and Medicaid members to whom HCP provides healthcare services, as well as a decrease in hospital claims expense.

HCP’s patient care costs for the first quarter of 2016 increased by approximately $61 million as compared to the first quarter of 2015. The increase was primarily attributable to an increase in medical claims expenses and an increase in senior capitated members from non-acquired growth and acquisitions, as well as higher labor costs in the first quarter of 2016. This increase in costs was partially offset by the decrease in commercial and Medicaid members to whom HCP provides health care services and a decrease in costs due to the planned non-renewal of some plans due to unfavorable economics in certain markets.

General and administrative expenses. HCP’s general and administrative expenses of approximately $127 million for the first quarter of 2016 increased by approximately $6 million as compared to the fourth quarter of 2015, which includes an estimated accrual for damages and liabilities associated with our HCP Nevada hospice business of $16 million in the first quarter of 2016. Excluding this item from the first quarter of 2016, adjusted general and administrative expenses would have decreased by $10 million. The decrease was primarily attributable to a reduction in professional fees and earn-out true-ups, as well as a decrease due to the recognition of an early termination of a lease, during the fourth quarter of 2015 which did not occur in the first quarter of 2016. These decreases were partially offset by the increases in salaries, wages and benefits, partially attributable to the acquisition of TEC.

HCP’s general and administrative expenses increased by approximately $35 million as compared to the first quarter of 2015, which includes an estimated accrual for damages and liabilities associated with our HCP Nevada hospice business of $16 million in the first quarter of 2016. Excluding this item from the first quarter of 2016, adjusted general and administrative expenses would have increased by $19 million. The increase was primarily attributable to an increase in corporate administrative support expenses related to growth initiatives and the completion of the TEC acquisition.

Depreciation and amortization. HCP’s depreciation and amortization was approximately $46 million, $44 million, and $43 million for the first quarter of 2016, fourth and first quarters of 2015, respectively. The increases were primarily attributable to depreciation and amortization of assets associated with acquisitions.

Goodwill and other intangible asset impairment charges. During the quarter ended December 31, 2015, we determined that circumstances indicated it had become more likely than not that the goodwill and an indefinite-lived intangible asset of certain HCP reporting units had become impaired. These circumstances included underperformance of the business in recent quarters, as well as changes in other market conditions, including government reimbursement cuts and our expected ability to mitigate them. Based on preliminary goodwill impairment assessments, we recorded an estimated $206 million in goodwill and other intangible asset impairment charges during the quarter ended December 31, 2015.

During the quarter ended March 31, 2016, we completed our goodwill impairment assessments for these at-risk HCP reporting units for the quarter ended December 31, 2015. The annual results of those completed assessments did not differ materially from the preliminary results disclosed in our annual financial statements included in our fiscal year 2015 Form 10-K.

However, during the first quarter of 2016, one of our HCP reporting units has continued to underperform against our expectations, driven primarily by medical cost trends and changes in our expected ability to mitigate them. Accordingly, as a result of further impairment analyses performed for the first quarter, we have recognized an additional goodwill impairment charge of $77 million for this HCP Nevada reporting unit in the quarter ended March 31, 2016.

Segment operating income

HCP’s operating loss of $57 million for the first quarter of 2016, which includes a goodwill impairment charge of $77 million and an estimated accrual for damages and liabilities associated with our HCP Nevada hospice business of $16 million, decreased by approximately $124 million as compared to the fourth quarter of 2015, which included goodwill and other intangible asset impairment charges of $206 million. Excluding these items from their respective quarters, adjusted HCP operating income for the first quarter of 2016 would have increased by $11 million compared to the fourth quarter of 2015. The increase in adjusted HCP operating income was primarily attributable to our FFS revenues due to acquisitions and an increase in senior capitated members due to non-acquired growth and acquisitions. These increases were partially offset by a decrease in commercial and Medicaid revenues associated with decreases in our commercial and Medicaid members to whom HCP provides healthcare services, as well as higher labor costs and medical claims expenses.

HCP’s operating income for the first quarter of 2016 decreased by approximately $117 million, which includes a goodwill impairment charge of $77 million and an estimated accrual for damages and liabilities associated with our HCP Nevada hospice business of $16 million, as compared to the first quarter of 2015. Excluding these items from the first quarter of 2016, adjusted HCP operating income would have decreased by approximately $24 million from the first quarter of 2015. The decrease in adjusted operating income was primarily attributable to an increase in medical claims expense and an increase in corporate administrative support costs due to acquisitions, partially offset by an increase in FFS and senior capitated revenue due to non-acquired growth and acquisitions.

Other—Ancillary services and strategic initiatives business

Our other operations include ancillary services and strategic initiatives which are primarily aligned with our core business of providing dialysis services to our network of patients. As of March 31, 2016, these consisted primarily of pharmacy services, disease management services, vascular access services, clinical research programs, physician services, direct primary care and our international dialysis operations. The ancillary services and strategic initiatives generated approximately $391 million of net revenues in the first quarter of 2016, representing approximately 10.9% of our consolidated net revenues. We currently expect to continue to invest in our ancillary services and strategic initiatives, including our continued expansion into certain international markets as we work to develop successful new business operations in the U.S. as well as outside the U.S. However, any significant change in market conditions, business performance or the regulatory environment may impact the economic viability of any of these strategic initiatives. Any unfavorable changes in these strategic initiatives could result in a write-off or an impairment of some or all of our investments, including goodwill and could also result in significant termination costs if we were to exit a certain line of business or one or more of our international markets.

As of March 31, 2016, we provided dialysis and administrative services to a total of 124 outpatient dialysis centers located in ten countries outside of the U.S. The total net revenues generated from our international operations are provided below.

The following table reflects the results of operations for the ancillary services and strategic initiatives:

	Three months ended
	March 31,	December 31,	March 31,
	2016	2015	2015
	(dollar amounts rounded to nearest millions)
U.S. revenues
Net patient service revenues	$7	$7	$5
Other revenues	317	337	250
Capitated revenues	21	16	18
Total	345	360	273
International revenues
Net patient service revenues	44	37	30
Other revenues	2	1	2
Total	46	38	32
Total net revenues	$391	$398	$305
Total operating losses	$(11)	$(34)	$(14)

Net revenues

The ancillary services and strategic initiatives net revenues for the first quarter of 2016 decreased by approximately $7 million, or 1.8%, as compared to the fourth quarter of 2015. The decrease was primarily driven by lower pharmacy services volume due to fewer shipping days in the first quarter of 2016. These fluctuations were partially offset by improved pharmaceutical rates and an increase in net revenues from our international business and other strategic initiatives.

The ancillary services and strategic initiatives net revenues for the first quarter of 2016 increased by approximately $86 million, or 28.2%, as compared to the first quarter of 2015. The increase is attributable to an increase in our pharmacy services volume and pharmaceutical rates, and an increase in net revenues from our international expansion, primarily related to acquisitions and to additional centers opening in the Middle East.

Operating expenses

Ancillary services and strategic initiatives operating expenses for the first quarter of 2016 decreased by approximately $30 million from the fourth quarter of 2015. The operating expenses in the fourth quarter of 2015 include an estimated accrual for damages and liabilities associated with our pharmacy business of $22 million, which did not occur in the first quarter of 2016. Excluding this item from the fourth quarter of 2015, the ancillary services and strategic initiatives adjusted operating expenses would have decreased by $8 million. The decrease in adjusted operating expenses was primarily due to a decrease in drug prescription dispensing volume from fewer shipping days and lower pharmaceutical costs, partially offset by an increase in professional fees.

Ancillary services and strategic initiatives operating expenses for the first quarter of 2016 increased by approximately $83 million as compared to the first quarter of 2015. The increase in operating expenses was primarily due to an increase in drug prescription dispensing volume and pharmaceutical costs related to our pharmacy business, as well as higher labor costs and professional fees in our ancillary services and strategic initiatives, additional expenses associated with our international dialysis expansion, and an increase in other general and administrative expenses.

Segment operating losses

Ancillary services and strategic initiatives operating losses for the first quarter of 2016 decreased by approximately $23 million from the fourth quarter of 2015. The operating losses in the fourth quarter of 2015 include an estimated accrual for damages and liabilities associated with our pharmacy business of $22 million, which did not occur in the first quarter of 2016. Excluding this item, adjusted operating losses decreased by approximately $1 million. The slight change in adjusted operating losses was caused primarily by improvements in our international operations, partially offset by a decrease in dispensing volumes in our pharmacy business.

Ancillary services and strategic initiatives operating losses for the first quarter of 2016 decreased by approximately $3 million from the first quarter of 2015. The decrease in operating losses was primarily due to improved operating performance of our pharmacy business related to increased prescriptions dispensed and pharmacy services rendered, partially offset by an increase in labor costs and additional expenses associated with international dialysis expansion.

Corporate-level charges

Debt expense. Debt expense was $103 million in the first quarter of 2016, as well as in the fourth quarter of 2015, and was $97 million in first quarter of 2015. Debt expense increased from the first quarter of 2015 to the first quarter of 2016 primarily due to higher weighted average outstanding principal balances, partially offset by the issuance of our 5.0% Senior Notes due 2025 in April 2015 which contain lower weighted average interest rates.

Our overall weighted average effective interest rate was 4.40% for both the first quarter of 2016 and the fourth quarter of 2015 and was 4.48% for the first quarter of 2015.

Corporate administrative support. Corporate administrative support consists primarily of labor, benefits and long-term incentive compensation costs, and professional fees for departments which provide support to all of our various operating lines of business. Corporate administrative support was approximately $7 million in the first quarter of 2016, $4 million in the fourth quarter of 2015 and $6 million in first quarter of 2015. These expenses are included in our consolidated general and administrative expenses. The increase in corporate administrative support in the first quarter of 2016 as compared to the fourth quarter of 2015 was primarily due to a decrease in internal management fees paid by our ancillary lines of businesses related to the licensing and rights to use intellectual property and other corporate administrative support services. The increase in corporate administrative support in the first quarter of 2016 as compared to the first quarter of 2015 was primarily due to an increase in internal management fees as described above.

Other income. Other income was $3 million, $5 million, and a loss of $0.6 million for the first quarter of 2016, the fourth quarter of 2015, and the first quarter of 2015, respectively. The decrease in other income for the first quarter of 2016 as compared to the fourth quarter of 2015 was primarily a result of the impact of certain foreign currency transactions. The increase in other income for the first quarter of 2016 as compared to the first quarter of 2015 was primarily related to improved foreign exchange rates affecting certain accounts.

Noncontrolling interests

Net income attributable to noncontrolling interests was $41 million for the first quarter of 2016, $40 million for the fourth quarter of 2015 and $34 million for the first quarter of 2015. The increase in net income attributable to noncontrolling interest in the first quarter of 2016 compared to both the fourth quarter and the first quarter of 2015 was primarily due to an increase in the overall number of joint ventures and an increase in profitability of certain joint ventures.

Accounts receivable

Our consolidated total accounts receivable balances at March 31, 2016 and December 31, 2015 were $1,855 million and $1,724 million, respectively, which is net of the provision for uncollectible accounts.

Outlook

We still expect our consolidated operating income for 2016 to be in the range of $1.800 billion to $1.950 billion.

We still expect our operating income for Kidney Care for 2016 to be in the range of $1.625 billion to $1.725 billion.

We still expect our operating income for HCP for 2016 to be in the range of $175 million to $225 million.

We still expect our consolidated operating cash flow for 2016 to be in the range of $1.550 billion to $1.750 billion.

These projections and the underlying assumptions involve significant risks and uncertainties and do not give effect to potential non-recurring items, including the goodwill impairment charge and the estimated accrual associated with the HCP Nevada hospice business, and actual results may vary significantly from these current projections. The above projected ranges exclude the goodwill impairment charge and an estimated accrual associated with the HCP Nevada hospice business. See page 32 for further details regarding our forward looking statements.

Liquidity and capital resources

Liquidity and capital resources. Cash flow from operations during the first quarter of 2016 was $429 million, compared to $410 million during the first quarter of 2015. The increase in cash flows from operations in the first quarter of 2016 was primarily due to improved cash collections and the timing of certain other working capital items. Non-operating cash outflows for the first quarter of 2016 included capital asset expenditures of $173 million, including $100 million for new center developments and relocations and $73 million for maintenance and information technology. In addition, we spent $405 million for acquisitions, including the acquisition of TEC. We paid distributions to noncontrolling interests of $50 million and we repurchased a total of 3,689,738 shares of our common stock for $249 million during the first quarter of 2016. We also settled an additional $25 million related to repurchases in the fourth quarter of 2015. Non-operating cash outflows for the first quarter of 2015 included capital asset expenditures of $121 million, including $72 million for new center developments and relocations and $49 million for maintenance and information technology. In addition, we spent $41 million for acquisitions, we paid distributions to noncontrolling interests of $42 million and we repurchased 891,429 shares of our common stock for $70 million in that period.

On August 17, 2015, we entered into a definitive agreement to acquire Colorado-based Renal Ventures Limited, LLC (Renal Ventures), including a 100 percent interest in all dialysis centers owned by Renal Ventures, for approximately $415 million in cash, subject to, among other things, adjustments for certain items such as working capital. Renal Ventures currently operates 36 dialysis clinics in six states serving approximately 2,400 patients and also operates other ancillary businesses. The transaction is subject to approval by the Federal Trade Commission (FTC) including Hart-Scott-Rodino antitrust clearance. We anticipate that we will be required by the FTC to divest a certain number of outpatient dialysis centers as a condition of the transaction. We currently expect the transaction to close in 2016.

During the first quarter of 2016, our U.S. dialysis and related lab services business opened 30 dialysis centers and closed and merged four centers. In addition, our international dialysis operations acquired one dialysis center and opened five dialysis centers. During the first quarter of 2015, our U.S. dialysis and related lab services business acquired a total of one dialysis center, opened 18 dialysis centers and closed two dialysis centers. In addition, our international dialysis operations opened two dialysis centers.

During the first quarter of 2016, our HCP business acquired one private medical practice and one primary care physician practice, including the purchase of TEC. During the first quarter of 2015, our HCP business acquired five private medical practices, a family practice and a medical consulting organization.

During the first quarter of 2016, we made mandatory principal payments under our Senior Secured Credit Facilities totaling $12.5 million on the Term Loan A and $8.8 million on the Term Loan B.

Share repurchases

During the three months ended March 31, 2016, we repurchased a total of 3,689,738 shares of our common stock for $249 million, or an average price of $67.61 per share.

On April 14, 2015, our Board of Directors approved additional share repurchases in the amount of $726 million. These recently approved share repurchases are in addition to the $274 million remaining at that time under our Board of Directors’ prior share repurchase approval announced in November 2010. As a result of these transactions, we now have a total of $259 million in available under the current Board authorizations for additional repurchases as of April 29, 2016. These share repurchase authorizations have no expiration dates.

Swap and cap agreements

As of March 31, 2016, we maintain several interest rate swap agreements that were entered into in March 2013 with amortizing notional amounts of these swap agreements totaling $724.4 million. These agreements have the economic effect of modifying the LIBOR variable component of our interest rate on an equivalent amount of our Term Loan A to fixed rates ranging from 0.49% to 0.52%, resulting in an overall weighted average effective interest rate of 2.26%, including the Term Loan A margin of 1.75%. The overall weighted average effective interest rate also includes the effects of $188.1 million of unhedged Term Loan A debt that bears interest at LIBOR plus an interest rate margin of 1.75%. The swap agreements expire on September 30, 2016 and require monthly interest payments. During the three months ended March 31, 2016, we recognized debt expense of $0.2 million from these swaps. As of March 31, 2016, the total fair value of these swap agreements was a net liability of approximately $25 thousand. During the three months ended March 31, 2016, we recorded a loss of $0.7 million in other comprehensive income due to a decrease in the unrealized fair value of these swap agreements. We estimate that approximately $25 thousand of existing unrealized pre-tax losses in other comprehensive income at March 31, 2016 will be reclassified into income over the next six months.

As of March 31, 2016, we maintain several forward interest rate cap agreements that were entered into in October 2015 with notional amounts totaling $3.5 billion. These forward cap agreements will be effective June 29, 2018 and will have the economic effect of capping the LIBOR variable component of our interest rate at a maximum of 3.50% on an equivalent amount of our debt. These cap agreements expire on June 30, 2020. As of March 31, 2016, the total fair value of these cap agreements was an asset of approximately $6.5 million. During the three months ended March 31, 2016, we recorded a loss of $7.3 million in other comprehensive income due to a decrease in the unrealized fair value of these cap agreements.

As of March 31, 2016, we maintain several forward interest rate cap agreements that were entered into in November 2014 with notional amounts totaling $3.5 billion. These forward cap agreements will be effective September 30, 2016 and will have the economic effect of capping the LIBOR variable component of our interest rate at a maximum of 3.50% on an equivalent amount of our debt. The cap agreements expire on June 30, 2018. As of March 31, 2016, the total fair value of these cap agreements was an asset of approximately $0.3 million. During the three months ended March 31, 2016, we recorded a loss of $1.0 million in other comprehensive income due to a decrease in the unrealized fair value of these cap agreements.

As of March 31, 2016, we maintain several interest rate cap agreements that were entered into in March 2013 with notional amounts totaling $2.7 billion on our Term Loan B debt. These agreements have the economic effect of capping the LIBOR variable component of our interest rate at a maximum of 2.50% on an equivalent amount of our Term Loan B. During the three months ended March 31, 2016, we recognized debt expense of $0.6 million from these caps. The cap agreements expire on September 30, 2016. As of March 31, 2016, the total fair value of these cap agreements was immaterial.

Other items

As of March 31, 2016, the interest rate on our Term Loan B debt is effectively fixed subject to an embedded LIBOR floor which is higher than actual LIBOR as of such date and the Term Loan B is also subject to interest rate caps, if LIBOR should rise above 2.50%. Interest rates on our senior notes are fixed by their terms. The LIBOR variable component of our interest rate on the majority of our Term Loan A is economically fixed as a result of interest rate swaps.

As a result of embedded LIBOR floors on the Term Loan B debt agreement and the swap and cap agreements, our overall weighted average effective interest rate on the Senior Secured Credit Facilities was 3.46%, based on the current margins in effect of 1.75% for the Term Loan A and 2.75% for the Term Loan B, as of March 31, 2016.

Our overall weighted average effective interest rate during the three months ended March 31, 2016 was 4.40% and as of March 31, 2016 was also 4.40%.

As of March 31, 2016, we had undrawn revolving credit facilities totaling $1.0 billion of which approximately $91.2 million was committed for outstanding letters of credit. In addition, we have an outstanding letter of credit of approximately $1.3 million of committed outstanding letters of credit related to HCP, which is backed by a certificate of deposit.

We believe that we will have sufficient liquidity and will generate significant operating cash flows to fund our scheduled debt service and other obligations for the foreseeable future, including the next 12 months, under the terms of our debt agreements. Our primary sources of liquidity are cash from operations and cash from borrowings.

Goodwill

During the quarter ended March 31, 2016 we completed the annual goodwill impairment assessments for our at-risk HCP reporting units for the quarter ended December 31, 2015. The results of those completed assessments did not differ materially from the preliminary results reported in our annual financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Based on continuing developments at our HCP reporting units, including changes in our expectations concerning government reimbursement and our expected ability to mitigate them, medical cost trends and other market conditions, we performed additional impairment assessments on certain at-risk HCP reporting units during the quarter ended March 31, 2016. Based on these first quarter assessments, we recognized an additional $77 million goodwill impairment for our HCP Nevada reporting unit during the quarter ended March 31, 2016.

Our HCP Nevada, HCP Florida, HCP Colorado Springs, Kidney Care Germany and Kidney Care Malaysia reporting units are at risk of goodwill impairment. As of March 31, 2016, these reporting units have goodwill amounts of $341.7 million, $537.8 million, $16.9 million, $129.2 million, and $14.0 million, respectively. As of March 31, 2016, the latest estimated fair values of the HCP Nevada, HCP Florida, HCP Colorado Springs, Kidney Care Germany and Kidney Care Malaysia reporting units (fell short of) exceeded their total carrying amounts by approximately (9.9)%, 4.0%, 15.4%, 13.0% and 6.1%, respectively.

For our at-risk HCP reporting units, further reductions in reimbursement rates, increases in medical costs, or other significant adverse changes in expected future cash flows or valuation assumptions could result in further goodwill impairment charges in the future. For example, a sustained, long-term reduction of 3% in operating income for HCP Nevada or HCP Florida could reduce their estimated fair values by up to 2.4% and 1.8%, respectively. Separately, an increase in their respective discount rates of 100 basis points could reduce the estimated fair values of HCP Nevada and HCP Florida by up to 3.6% and 3.7%, respectively.

Except as described above, none of our various other reporting units was considered at risk of goodwill impairment as of March 31, 2016. Since the dates of our last annual goodwill impairment tests, there have been certain developments, events, changes in operating performance and other changes in key circumstances that have affected our businesses. However, except as further described above, these did not cause management to believe it is more likely than not that the fair value of any of its reporting units would be less than its carrying amount.

Long-term incentive compensation

Long-term incentive program (LTIP) compensation includes both stock-based awards (principally stock-settled stock appreciation rights, restricted stock units and performance stock units) as well as long-term performance-based cash awards. Long-term incentive compensation expense, which was primarily general and administrative in nature, was attributed to our dialysis and related lab services business, our HCP business, corporate administrative support, and the ancillary services and strategic initiatives.

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

During the three months ended March 31, 2016, we granted 103,821 stock-settled stock appreciation rights with an aggregate grant-date fair value of $1.4 million and a weighted-average expected life of approximately 4.2 years and also granted 15,765 stock units with an aggregate grant-date fair value of $1.1 million and a weighted-average expected life of approximately 2.8 years.

Long-term incentive compensation costs of $24.7 million in the first quarter of 2016 decreased by approximately $5.8 million as compared to the fourth quarter of 2015 primarily due to a cumulative revaluation of liability-based awards in the fourth quarter of 2015 for changes in estimated ultimate payouts that did not repeat in the first quarter of 2016.

Long-term incentive compensation costs decreased by approximately $8.7 million as compared to the first quarter of 2015 primarily due to the cumulative revaluation of liability-based awards in the first quarter of 2015 for changes in estimated ultimate payouts that did not repeat in the first quarter of 2016 as well as the final vesting of a prior broad grant that is no longer contributing expense without a similarly sized replacement grant in the current quarter.

As of March 31, 2016, there was $107.8 million of total estimated unrecognized compensation cost for outstanding LTIP awards, including $58.7 million related to stock-based compensation arrangements under our equity compensation and stock purchase plans. We expect to recognize the performance-based cash component of these LTIP costs over a weighted-average remaining period of 1.0 years and the stock-based component of these LTIP costs over a weighted average remaining period of 1.2 years.

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

We also have certain other potential commitments to provide operating capital to several dialysis centers that are wholly-owned by third parties or centers in which we own a minority equity investment as well as to physician-owned vascular access clinics or medical practices that we operate under management and administrative services agreements of approximately $4.7 million.

The following is a summary of these contractual obligations and commitments as of March 31, 2016 (in millions):

	Remainder of 2016	1-3 years	4-5 years	After 5 years	Total
Scheduled payments under contractual obligations:
Long-term debt	$91	$1,006	$3,322	$4,503	$8,922
Interest payments on the senior notes	192	710	473	603	1,978
Interest payments on the Term Loan B(1)	92	358	175	—	625
Interest payments on the Term Loan A(2)	15	42	—	—	57
Capital lease obligations	13	58	41	176	288
Operating leases	335	1,205	600	982	3,122
	$738	$3,379	$4,611	$6,264	$14,992
Potential cash requirements under existing commitments:
Letters of credit	$92	$—	$—	$—	$92
Noncontrolling interests subject to put provisions	531	147	126	109	913
Non-owned and minority owned put provisions	45	—	—	—	45
Pay-fixed swaps potential obligations	—	—	—	—	—
Operating capital advances	5	—	—	—	5
	$673	$147	$126	$109	$1,055

(1)	Assuming no changes to LIBOR-based interest rates as the Term Loan B currently bears interest at LIBOR (floor of 0.75%) plus an interest rate margin of 2.75%.
(2)	Based upon current LIBOR-based interest rates in effect at March 31, 2016 plus an interest rate margin of 1.75% for the Term Loan A.

The pay-fixed swap obligations represent the estimated fair market values of our interest rate swap agreements that are based upon valuation models utilizing the income approach and commonly accepted valuation techniques that use inputs from closing prices for similar assets and liabilities in active markets as well as other relevant observable market inputs and other current market conditions that existed as of March 31, 2016. This amount represents the estimated potential obligation that we would be required to pay based upon the estimated future settlement of each specific tranche over the term of the swap agreements, assuming no future changes in the forward yield curve. The actual amount of our obligation associated with these swaps in the future will depend upon changes in the LIBOR-based interest rates that can fluctuate significantly depending upon market conditions, and other relevant factors that can affect the fair market value of these swap agreements.

In addition to the above commitments, we have committed to purchase a certain amount of our hemodialysis products and supplies at fixed prices through 2018 from Baxter in connection with a purchase agreement. We also have an agreement with Fresenius, currently extended through May 2016, which commits us to purchase a certain amount of dialysis equipment, parts and supplies.

Our total expenditures for the three months ended March 31, 2016 on such products were approximately 2% of our total U.S. dialysis operating costs for each Baxter and Fresenius. The actual amount of purchases in future years will depend upon a number of factors, including the operating requirements of our centers, the number of centers we acquire and growth of our existing centers.

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

Settlements of approximately $52 million of existing income tax liabilities for unrecognized tax benefits, including interest, penalties and other long-term tax liabilities, are excluded from the above table as reasonably reliable estimates of their timing cannot be made.

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

As of March 31, 2016, if these physician groups were not consolidated in our financial statements, our consolidated indebtedness would have been approximately $9.210 billion excluding the debt discount associated with our Term Loan B, our consolidated other liabilities (excluding indebtedness) would have been approximately $3.165 billion, and our consolidated assets would have been approximately $17.814 billion. If these physician groups were not consolidated in our financial statements for the three months ended March 31, 2016, our consolidated total net revenues (including approximately $173 million of management fees payable to us), would be reduced by approximately $294 million and consolidated operating income and consolidated net income would increase by approximately $2 million and $17 million, respectively.

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

For the three months ended March 31, 2016, our equity investment income attributable to CMGI was approximately $158 thousand, and for the three months ended March 31, 2016, excluding our equity investment income attributable to CMGI, our consolidated operating income and consolidated net income would be decreased by approximately $158 thousand and $95 thousand, respectively. See Note 21, Supplemental data, to the condensed consolidated financial statements for further details.

New accounting standards

See discussion of new accounting standards in Note 19 to the condensed consolidated financial statements included in Part I, Item 1 of this Report.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest rate sensitivity

The tables below provide information about our financial instruments that are sensitive to changes in interest rates. The table below presents principal repayments and current weighted average interest rates on our debt obligations as of March 31, 2016. The variable rates presented reflect the weighted average LIBOR rates in effect for all debt tranches plus interest rate margins in effect as of March 31, 2016. The Term Loan A margin in effect is 1.75% at March 31, 2016, and along with the revolving line of credit are subject to adjustment depending upon changes in certain of our financial ratios, including a leverage ratio. The Term Loan B currently bears interest at LIBOR (floor of 0.75%) plus an interest rate margin of 2.75%.

	Expected maturity date								Average
									interest	Fair
	2016	2017	2018	2019	2020	2021	Thereafter	Total	rate	value
	(dollars in millions)
Long term debt:
Fixed rate	$52	$61	$60	$60	$60	$3,293	$4,678	$8,264	4.64%	$8,329
Variable rate	$52	$94	$107	$682	$6	$4	$1	$946	2.20%	$944

	Notional	Contract maturity date							Fair
	amount	2016	2017	2018	2019	2020	Pay fixed	Receive variable	value
	(dollars in millions)
Pay-fixed rate	$724	$724	$—	$—	$—	$—	0.49% to 0.52%	LIBOR	$—
Cap agreements	$9,735	$2,735	$—	$3,500	$—	$3,500		LIBOR above 2.5% and 3.5%	$7

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

The Term Loan B is subject to a LIBOR floor of 0.75%. Because actual LIBOR, as of March 31, 2016, was lower than this embedded LIBOR floor, the interest rate on the Term Loan B is treated as “effectively fixed” for purposes of the table above. We have included the Term Loan B in the fixed rate totals in the table above until such time as the actual LIBOR-based variable component of our interest rate exceeds 0.75% on the Term Loan B. At such time, we will then be subject to LIBOR-based interest rate volatility on the LIBOR variable component of our interest rate for the Term Loan B, but limited to a maximum LIBOR rate of 2.50% on $2.7 billion of outstanding principal debt on the Term Loan B as a result of the interest rate cap agreements, as described below. The remaining $703.8 million outstanding principal balance of the Term Loan B is subject to LIBOR-based interest rate volatility above a floor of 0.75%.

As of March 31, 2016, we maintain several interest rate swap agreements that were entered into in March 2013 with amortizing notional amounts totaling $724.4 million. These agreements have the economic effect of modifying the LIBOR variable component of our interest rate on an equivalent amount of our Term Loan A to fixed rates ranging from 0.49% to 0.52%, resulting in an overall weighted average effective interest rate of 2.26%, including the Term Loan A margin of 1.75%. The overall weighted average effective interest rate also includes the effects of $188.1 million of unhedged Term Loan A debt that bears interest at LIBOR plus an interest rate margin of 1.75%. The swap agreements expire on September 30, 2016 and require monthly interest payments. During the three months ended March 31, 2016, we recognized debt expense of $0.2 million from these swaps. As of March 31, 2016, the total fair value of these swap agreements was a net liability of approximately $25 thousand. During the three months ended March 31, 2016, we recorded a loss of $0.7 million in other comprehensive income due to a decrease in the unrealized fair value of these swap agreements. We estimate that approximately $25 thousand of existing unrealized pre-tax losses in other comprehensive income at March 31, 2016 will be reclassified into income over the next six months.

As of March 31, 2016, we maintain several forward interest rate cap agreements that were entered into in October 2015 with notional amounts totaling $3.5 billion. These forward cap agreements will be effective June 29, 2018 and will have the economic effect of capping the LIBOR variable component of our interest rate at a maximum of 3.50% on an equivalent amount of our debt. These cap agreements expire on June 30, 2020. As of March 31, 2016, the total fair value of these cap agreements was an asset of approximately $6.5 million. During the three months ended March 31, 2016, we recorded a loss of $7.3 million in other comprehensive income due to a decrease in the unrealized fair value of these cap agreements.

As of March 31, 2016, we maintain several forward interest rate cap agreements that were entered into in November 2014 with notional amounts totaling $3.5 billion. These forward cap agreements will be effective September 30, 2016 and will have the economic effect of capping the LIBOR variable component of our interest rate at a maximum of 3.50% on an equivalent amount of our debt. The cap agreements expire on June 30, 2018. As of March 31, 2016, the total fair value of these cap agreements was an asset of approximately $0.3 million. During the three months ended March 31, 2016, we recorded a loss of $1.0 million in other comprehensive income due to a decrease in the unrealized fair value of these cap agreements.

As of March 31, 2016, we maintain several interest rate cap agreements that were entered into in March 2013 with notional amounts totaling $2.7 billion on our Term Loan B debt. These agreements have the economic effect of capping the LIBOR variable component of our interest rate at a maximum of 2.50% on an equivalent amount of our Term Loan B. During the three months ended March 31, 2016, we recognized debt expense of $0.6 million from these caps. The cap agreements expire on September 30, 2016. As of March 31, 2016, the total fair value of these cap agreements was immaterial.

As a result of an embedded LIBOR floor on the Term Loan B debt agreement and the swap and cap agreements, our overall weighted average effective interest rate on the Senior Secured Credit Facilities was 3.46%, based on the current margins in effect of 1.75% for the Term Loan A and 2.75% for the Term Loan B, as of March 31, 2016.

As of March 31, 2016, the interest rate on our Term Loan B debt is effectively fixed subject to an embedded LIBOR floor which is higher than actual LIBOR as of such date. The Term Loan B is also subject to interest rate caps if LIBOR should rise above 2.50%. Interest rates on our senior notes are fixed by their terms. The LIBOR variable component of our interest rate on the majority of our Term Loan A is economically fixed as a result of interest rate swaps.

Our overall weighted average effective interest rate during the three months ended March 31, 2016 was 4.40% and as of March 31, 2016 was also 4.40%.

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

Inquiries by the Federal Government and Certain Related Civil Proceedings

2011 U.S. Attorney Medicaid Investigation: In October 2011, we announced that we would be receiving a request for documents, which could include an administrative subpoena from the OIG. Subsequent to our announcement of this 2011 U.S. Attorney Medicaid Investigation, we received a request for documents in connection with the inquiry by the U.S. Attorney’s Office for the Eastern District of New York. The request related to payments for infusion drugs covered by Medicaid composite payments for dialysis. It is our understanding that this inquiry is civil in nature. We understand further that certain other providers that operate dialysis clinics in New York may have received a similar request for documents. We cooperated with the government and produced the requested documents. In April 2014, we reached an agreement in principle with the government. In March 2016, we finalized and executed settlement agreements with the State of New York and the U.S. Department of Justice, including a settlement payment of an immaterial amount.

Swoben Private Civil Suit: In April 2013, our HCP subsidiary was served with a civil complaint filed by a former employee of SCAN Health Plan (SCAN), an HMO. On July 13, 2009, pursuant to the qui tam provisions of the federal FCA and the California False Claims Act, James M. Swoben, as relator, filed a qui tam action in the United States District Court for the Central District of California purportedly on behalf of the United States of America and the State of California against SCAN, and certain other defendants whose identities were under seal. The allegations in the complaint relate to alleged overpayments received from government healthcare programs. In or about August 2012, SCAN entered into a Settlement Agreement with the United States of America and the State of California. The United States and the State of California partially intervened in the action for the purpose of settlement with and dismissal of the action against SCAN. In or about November 2011, the relator filed his Third Amended Complaint under seal alleging violations of the federal FCA and the California False Claims Act, which named additional defendants, including HCP and certain health insurance companies (the defendant HMOs). The allegations in the complaint against HCP relate to patient diagnosis coding to determine reimbursement in the Medicare Advantage program, referred to as HCC and RAF scores. The complaint sought monetary damages and civil penalties as well as costs and expenses. The DOJ reviewed these allegations and in January 2013 declined to intervene in the case. On June 26, 2013, HCP and the defendant HMOs filed their respective motions to dismiss the Third Amended Complaint pursuant to Federal Rules of Civil Procedure 12(b)(6) and 9(b), challenging the legal sufficiency of the claims asserted in the complaint. On July 30, 2013, the court granted HCP’s motion and dismissed with prejudice all of the claims in the Third Amended Complaint and judgment was entered in September 2013. The court specifically determined that further amendments to the complaint would be futile because, in part, the allegations were publicly disclosed in reports and other sources relating to audits conducted by CMS. In October 2013, the plaintiff appealed to the United States Court of Appeals for the Ninth Circuit and the court’s disposition of the appeal is pending.

2015 U.S. Attorney Transportation Investigation: In February 2015, we announced that we received six administrative subpoenas from the OIG for medical records from six different dialysis centers in southern California operated by us. Specifically, each subpoena seeks the medical records of a single patient of each respective dialysis center. In February 2016, we received four additional subpoenas for four additional dialysis centers in southern California. The subpoenas were similarly limited in scope to the subpoenas received in 2015. We have been advised by an attorney with the United States Attorney’s Office for the Central District of California that the subpoenas relate to an investigation concerning the medical necessity of patient transportation. We do not provide transportation nor do we bill for the transport of our dialysis patients. We do not know the scope of the investigation by the government, nor what conduct or activities might be the subject of the investigation.

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

In addition to the subpoena described above, in June 2015, we received a subpoena from the OIG. This civil subpoena covers the period from January 1, 2008 through the present and seeks production of a wide range of documents relating to our and our subsidiaries’ (including HCP and its subsidiary JSA) provision of services to Medicare Advantage plans and related patient diagnosis coding and risk adjustment submissions and payments. We believe that the request is part of a broader industry investigation into Medicare Advantage patient diagnosis coding and risk adjustment practices and potential overpayments by the government. The information requested includes information relating to patient diagnosis coding practices for a number of conditions, including potentially improper historical HCP coding for a particular condition. With respect to that condition, the guidance related to that coding issue was discontinued following our November 1, 2012 acquisition of HCP and, we notified CMS in April 2015 of the coding practice and potential overpayments. We are cooperating with the government and are producing the requested information. In addition, we are continuing to review other HCP coding practices to determine whether there were any improper coding issues. In that regard, we have identified certain additional coding practices which may have been problematic and are in discussions with the DOJ about the scope and nature of a review of claims relating to those practices. In connection with the HCP merger, we have certain indemnification rights against the sellers and an escrow was established as security for the indemnification. We have submitted an indemnification claim against the sellers secured by the escrow for any and all liabilities incurred relating to these matters and intend to pursue recovery from the escrow. However, we can make no assurances that the indemnification and escrow will cover the full amount of our potential losses related to these matters.

2015 U.S. Department of Justice Vascular Access Investigation: In November 2015, we announced that RMS Lifeline, Inc., a wholly-owned subsidiary of ours that operates under the name Lifeline Vascular Access (Lifeline), received a CID from the DOJ. The CID relates to two vascular access centers in Florida that are part of Lifeline’s vascular access business. The CID covers the period from January 1, 2008 through the present. We acquired these two centers in December 2012. Based on the language of the CID, the DOJ appears to be looking at whether the angiograms of 10 patients performed at the two centers were medically unnecessary and therefore whether related claims filed with federal healthcare programs possibly violated the FCA. Lifeline does not perform dialysis services but instead provides vascular access management services for dialysis patients. We are cooperating with the government and are producing the requested information.

2016 U.S. Attorney Prescription Drug Investigation: In early February 2016, we announced that our pharmacy services wholly-owned subsidiary, DaVita Rx, received a CID from the U.S. Attorney’s Office for the Northern District of Texas. Based on the language of the CID, it appears the government is conducting an FCA investigation concerning allegations that DaVita Rx presented or caused to be presented false claims for payment to the government for prescription medications. The CID covers the period from January 1, 2006 through the present. In the spring of 2015, we initiated an internal compliance review of DaVita Rx during which we identified potential billing and operational issues. We notified the government in September 2015 that we were conducting this review of DaVita Rx and began providing regular updates of our review. In the fourth quarter of 2015, we recorded an estimated accrual of $22 million for potential damages and liabilities associated with write-offs and discounts of patient co-payment obligations, and credits to payors for returns of prescriptions drugs, related to DaVita Rx that were identified during the course of this internal compliance review. Upon completion of our review, we filed a self-disclosure with the OIG in early February 2016 and we have been working to address and update the practices we identified in the self-disclosure, some of which overlaps with information requested by the U.S. Attorney’s Office. We may accrue additional reserves for refunds and related damages and potential liabilities arising out of this review. We do not know if the U.S. Attorney’s Office, which is part of the DOJ, knew when it served the CID on us that we were already in the process of developing a self-disclosure to the OIG. The OIG informed us in late February that our submission was not accepted. They indicated that the OIG is not expressing an opinion regarding the conduct disclosed or our legal positions. We are cooperating with the government and are producing the requested information.

Except for the private civil complaints filed by the relator in the Swoben litigation as described above, to our knowledge, no proceedings have been initiated against us at this time in connection with any of the inquiries by the federal government. Although we cannot predict whether or when proceedings might be initiated or when these matters may be resolved, it is not unusual for inquiries such as these to continue for a considerable period of time through the various phases of document and witness requests and on-going discussions with regulators. Responding to the subpoenas or inquiries and defending the Company in the relator proceeding will continue to require management’s attention and significant legal expense. Any negative findings in the inquiries or relator proceeding could result in substantial financial penalties or awards against us, exclusion from future participation in the Medicare and Medicaid programs and if criminal proceedings were initiated against us, possible criminal penalties. At this time, we cannot predict the ultimate outcome of these inquiries, or the potential outcome of the relator’s claims (except as described above), or the potential range of damages, if any.

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

An updated description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015. The risks discussed below are not the only ones facing our business. Please read the cautionary notice regarding forward-looking statements in Item 2 of Part 1 of this Quarterly Report on Form 10-Q under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Risk factors related to our U.S. dialysis and related lab services, ancillary services and strategic initiatives:

If the average rates that commercial payors pay us decline significantly, it would have a material adverse effect on our revenues, earnings and cash flows.

Approximately 31% of our dialysis services revenues for the three months ended March 31, 2016 were generated from patients who have commercial payors as their primary payor. The majority of these patients have insurance policies that pay us on terms and at rates that are generally significantly higher than Medicare rates. The payments we receive from commercial payors generate nearly all of our profit and all of our nonacute dialysis profits come from commercial payors. We continue to experience downward pressure on some of our commercial payment rates as a result of general conditions in the market, recent and future consolidations among commercial payors, increased focus on dialysis services and other factors. Specifically, in the second quarter of 2015, two planned mergers of large commercial payors were announced. If completed, these announced mergers could put increased pressure on the dialysis rates we receive from commercial payors. There is no guarantee that commercial payment rates will not be materially lower in the future.

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

Approximately 42% of our dialysis services revenues for the three months ended March 31, 2016 was generated from patients who have Medicare as their primary payor. For patients with Medicare coverage, all ESRD payments for dialysis treatments are made under a single bundled payment rate which provides a fixed payment rate to encompass all goods and services provided during the dialysis treatment, including pharmaceuticals that were historically separately reimbursed to the dialysis providers, such as EPO, vitamin D analogs and iron supplements, irrespective of the level of pharmaceuticals administered or additional services performed. Most lab services are also included in the bundled payment. The bundled payment rate is also adjusted for certain patient characteristics, a geographic usage index and certain other factors.

The current bundled payment system presents certain operating, clinical and financial risks, which include:

•

Risk that our rates are reduced by CMS. Uncertainty about future payment rates remains a material risk to our business. In December 2013, CMS published the 2014 final rule for the ESRD Prospective Payment System (PPS), which phases in the payment reductions mandated by the American Taxpayer Relief Act of 2012 as modified by the Protecting Access to Medicare Act of 2014, which will reduce our market basket inflation adjustment by 1.25% in 2016 and 2017, and 1% in 2018. In November 2014, CMS published the 2015 final rule for the ESRD PPS, which increased payments to dialysis facilities in 2015 by 0.3% to 0.5%, although rural facilities received a decrease of 0.5%. In November 2015, CMS published the 2016 final rule for the ESRD PPS, which cuts dialysis facilities’ bundled payment rate for 2016 as compared to 2015 and includes adjustments for certain co-morbidities and other patient health factors and rural facilities. CMS believes its 2016 final rule for the ESRD PPS will (i) increase overall payments to both hospital-based and freestanding dialysis facilities by approximately 0.20%, and (ii) decrease overall payments to rural dialysis facilities by approximately 0.10%.

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

•

Risk that, if our clinical systems fail to accurately capture the data we report to CMS in connection with claims for which at least part of the government’s payments to us is based on clinical performance or patient outcomes or co-morbidities, we might be over-reimbursed by the government which could subject us to certain liability. For example, CMS recently published a final rule regarding the obligations of Medicare providers to report and return overpayments arising under Medicare Parts A and B. The final rule, which became effective March 14, 2016, implements §6402(a) of the Affordable Care Act, also known as the “60-day report and return statute,” which requires providers to report and return Medicare and Medicaid overpayments within the later of (a) 60 days after the overpayment is “identified,” or (b) the date any corresponding cost report is due, if applicable. An overpayment impermissibly retained under this statute could subject us to liability under the FCA, exclusion, and penalties under the federal Civil Monetary Penalty statute.

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

The healthcare reform legislation, enacted in 2010, introduced healthcare insurance exchanges which provide a marketplace for eligible individuals and small employers to purchase healthcare insurance. While patients have begun receiving insurance coverage through these exchanges, the business and regulatory environment for these exchanges continues to evolve as the exchanges mature. For example, UnitedHealth Group Inc. recently announced plans to withdraw from the exchanges in 22 states for 2017 as a result of financial losses associated with the individual health insurance plans it offers through these exchanges. Additionally, there is uncertainty about how the applicable state and federal agencies will enforce regulations relating to the exchanges. Although we cannot predict the short- or long-term effects of these factors, we believe the healthcare insurance exchanges could result in a reduction in ESRD patients covered by traditional commercial insurance policies and an increase in the number of patients covered through the exchanges under more restrictive commercial plans with lower reimbursement rates or higher deductibles and co-payments that patients may not be able to pay. Approximately eight million individuals were enrolled in the exchanges in 2014, with that number increasing to approximately 11 million in 2015. To the extent that the ongoing implementation of such exchanges or changes in regulations or enforcement of regulations regarding the exchanges results in a reduction in reimbursement rates for our services from commercial and/or government payors, our revenues, earnings and cash flows could be adversely affected.

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

The CMS Innovation Center (Innovation Center) is currently working with various healthcare providers to develop, refine and implement ACOs and other innovative models of care for Medicare and Medicaid beneficiaries. We are currently uncertain of the extent to which the long-term operation and evolution of these care models, including ACOs, Bundled Payments for Care Improvement Initiative, CEC Model (which includes the development of ESRD Seamless Care Organizations), the Comprehensive Primary Care Initiative, the Duals Demonstration, and other models, will impact the healthcare market over time. Our U.S. dialysis business may choose to participate in one or several of these models either as a partner with other providers or independently. We are currently participating in the CEC Model with the Innovation Center, including with organizations in Arizona, Florida, New Jersey and Pennsylvania. Even in areas where DaVita is not directly participating in this or other Innovation Center models, some of our patients may be assigned to an ACO, another ESRD Care Model, or another program, in which case the quality and cost of care that we furnish will be included in an ACO’s or other programs’ calculations. As new models of care emerge and evolve, we may be at risk of losing our Medicare patient base, which would have a materially adverse effect on our revenues, earnings and cash flow. Other initiatives in the government or private sector may arise, including the development of models similar to ACOs, IPAs and integrated delivery systems or evolutions of those concepts which could adversely impact our business.

Following the enactment of the health reform legislation, CMS instituted new screening procedures which we expect will delay the Medicare contractor approval process, potentially causing a delay in reimbursement. We anticipate the new screening and enrollment requirements will require additional personnel and financial resources and will potentially delay the enrollment and revalidation of our centers which in turn will delay payment. These delays may negatively impact our revenues, earnings and cash flows.

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

Approximately 22% of our dialysis services revenues for the three months ended March 31, 2016 was generated from patients who have state Medicaid or other non-Medicare government-based programs, such as coverage through the Department of Veterans Affairs (VA), as their primary coverage. As state governments and other governmental organizations face increasing budgetary pressure, we may in turn face reductions in payment rates, delays in the receipt of payments, limitations on enrollee eligibility or other changes to the applicable programs. For example, certain state Medicaid programs and the VA have recently considered, proposed or implemented payment rate reductions.

The VA adopted Medicare’s bundled PPS pricing methodology for any veterans receiving treatment from non-VA providers under a national contracting initiative. Since we are a non-VA provider, these reimbursements are tied to a percentage of Medicare reimbursement, and we have exposure to any dialysis reimbursement changes made by CMS. Approximately 2% of our dialysis services revenues for the three months ended March 31, 2016 was generated by the VA.

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

In October 2014, we entered into a Settlement Agreement with the United States and relator David Barbetta to resolve the then pending 2010 and 2011 U.S. Attorney physician relationship investigations and paid $406 million in settlement amounts, civil forfeiture, and interest to the United States and certain states. In connection with the resolution of these matters, and in exchange for the OIG’s agreement not to exclude us from participating in the federal healthcare programs, we have entered into a five-year CIA with the OIG. The CIA (i) requires that we maintain certain elements of our compliance programs, (ii) imposes certain expanded compliance-related requirements during the term of the CIA, (iii) requires ongoing monitoring and reporting by an independent monitor, imposes certain reporting, certification, records retention and training obligations, allocates certain oversight responsibility to the Board’s Compliance Committee, and necessitates the creation of a Management Compliance Committee and the retention of an independent compliance advisor to the Board, and (iv) contains certain business restrictions related to a subset of our joint venture arrangements, including our agreeing to (i) unwind 11 joint venture transactions that were created through partial divestitures to, or partial acquisitions from, nephrologists and that cover 26 of our 2,119 clinics that existed at the time we entered into the Settlement Agreement, all of which have been completed, (ii) not enter into certain types of partial divestiture joint venture transactions with nephrologists during the term of the CIA, (iii) non-enforcement of certain patient-related non-solicitation restrictions, and (iv) certain other restrictions. The costs associated with compliance with the CIA could be substantial and may be greater than we currently anticipate. In addition, in the event of a breach of the CIA, we could become liable for payment of certain stipulated penalties, and could be excluded from participation in federal healthcare programs. The OIG notified us that it considered us to be previously in breach of the CIA because of three implementation deficiencies. While we have remediated the deficiencies and have paid certain stipulated penalties, we cannot provide any assurances that we may not be found in breach of the CIA in the future. In general, the costs associated with compliance with the CIA, or any liability or consequences associated with a breach, could have a material adverse effect on our revenues, earnings and cash flows. For our domestic dialysis business, we are required under the CIA to report to the OIG (i) probable violations of criminal, civil or administrative laws applicable to any federal health care program for which penalties or exclusions may be authorized under applicable laws and regulations, (ii) substantial overpayments of amounts of money we have received in excess of the amounts due and payable under the federal healthcare program requirements, and (iii) employment of or contracting with individuals ineligible from participating in the federal healthcare programs (we refer to these collectively as Reportable Events). We have provided the OIG notice of Reportable Events and we may identify and report additional events in the future. If any of our operations are found to violate government laws and regulations, we could suffer severe consequences that would have a material adverse effect on our revenues, earnings, cash flows and stock price, including those consequences described under the risk factor “If we fail to adhere to all of the complex government regulations that apply to our business, we could suffer severe consequences that would substantially reduce our revenues, earnings, cash flows and stock price.”

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

As of March 31, 2016, we owned a controlling interest in numerous dialysis-related joint ventures, which represented approximately 24% of our dialysis and related lab services revenues for the three months ended March 31, 2016. In addition, we also owned minority equity investments in several other dialysis related joint ventures. We may continue to increase the number of our joint ventures. Many of our joint ventures with physicians or physician groups also have certain physician owners providing medical director services to centers we own and operate. Because our relationships with physicians are governed by the federal and state anti-kickback statutes, we have sought to structure our joint venture arrangements to satisfy as many federal safe harbor requirements as we believe are commercially reasonable. However, although our joint venture arrangements do not satisfy all of the elements of any safe harbor under the federal Anti-Kickback Statute, they are not automatically prohibited under the federal Anti-Kickback Statute but are susceptible to government scrutiny. In October 2014, we entered into a Settlement Agreement with the United States and relator David Barbetta to resolve the then pending 2010 and 2011 U.S. Attorney physician relationship investigations regarding certain of our joint ventures and paid $406 million in settlement amounts, civil forfeiture, and interest to the United States and certain states. For further details, please see “If we fail to comply with our CIA, we could be subject to substantial penalties and exclusion from participation in federal healthcare programs that may adversely impact our revenues, earnings and cash flows”.

There are significant estimating risks associated with the amount of dialysis revenues and related refund liabilities that we recognize and if we are unable to accurately estimate our revenues and related refund liabilities, it could impact the timing and the amount of our revenues recognition or have a significant impact on our operating results.

There are significant estimating risks associated with the amount of dialysis and related lab services revenues and related refund liabilities that we recognize in a reporting period. The billing and collection process is complex due to ongoing insurance coverage changes, geographic coverage differences, differing interpretations of contract coverage, and other payor issues. Determining applicable primary and secondary coverage for approximately 182,000 U.S. patients at any point in time, together with the changes in patient coverage that occur each month, requires complex, resource-intensive processes. Errors in determining the correct coordination of benefits may result in refunds to payors. Revenues associated with Medicare and Medicaid programs are also subject to estimating risk related to the amounts not paid by the primary government payor that will ultimately be collectible from other government programs paying secondary coverage, the patient’s commercial health plan secondary coverage or the patient. Collections, refunds and payor retractions typically continue to occur for up to three years and longer after services are provided. We generally expect our range of dialysis and related lab services revenues estimating risk to be within 1% of net revenues for the segment, which represents approximately 5% of dialysis and related lab services adjusted operating income. If our estimates of dialysis and related lab services revenues and related refund liabilities are materially inaccurate, it could impact the timing and the amount of our revenues recognition and have a significant impact on our operating results.

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

Over 88% of HCP’s revenue for the three months ended March 31, 2016 is derived from fixed Per Member Per Month (PMPM) fees paid by health plans under capitation agreements with HCP or its associated physician groups. While there are variations specific to each arrangement, HCP, through DHPP, a subsidiary of HealthCare Partners Holdings, LLC and a restricted Knox-Keene licensed entity, and, in certain instances, HCP’s associated physician groups generally contract with health plans to receive a PMPM fee for professional services and assume the financial responsibility for professional services only. In some cases, the health plans separately enter into capitation contracts with third parties (typically hospitals) who receive directly a PMPM fee and assume contractual financial responsibility for hospital services. In other cases, the health plan does not pay any portion of the PMPM fee to the hospital, but rather administers claims for hospital expenses itself. In both scenarios, HCP enters into managed care-related administrative services agreements or similar arrangements with those third parties (typically hospitals) under which HCP agrees to be responsible for utilization review, quality assurance, and other managed care-related administrative functions and claim payments. As compensation for such administrative services, HCP is entitled to receive a percentage of the amount by which the institutional capitation revenue received from health plans exceeds institutional expenses; any such risk-share amount to which HCP is entitled is recorded as medical revenues and HCP is also responsible for a percentage of any short-fall in the event that institutional expenses exceed institutional revenues. To the extent that members require more care than is anticipated, aggregate fixed PMPM amounts, or capitation payments, may be insufficient to cover the costs associated with treatment. If medical expenses exceed estimates, except in very limited circumstances, HCP will not be able to increase the PMPM fee received under these risk agreements during their then-current terms and could, directly or indirectly through its contracts with its associated physician groups, suffer losses with respect to such agreements.

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

Knox-Keene requires healthcare service plans operating in California to comply with financial solvency and other requirements overseen by the California Department of Managed HealthCare (DMHC). Under Knox-Keene, DHPP is required to, among other things:

•	Maintain, at all times, a minimum tangible net equity (TNE);
•	Submit periodic financial solvency reports to the DMHC containing various data regarding performance and financial solvency;
•	Comply with extensive regulatory requirements; and
•	Submit to periodic regulatory audits and reviews concerning DaVita HealthCare Partner Plan operations and compliance with Knox-Keene.

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

On April 4, 2016, CMS issued its final rule establishing the 2017 Medicare Advantage benchmark payment rates announcing the model it will use to blend risk acuity scores. In 2017, CMS will fully implement the 2014 CMS-Hierarchical Condition Categories (CMS-HCC) Model and will not blend the risk scores calculated using the 2013 CMS-HCC model. Based upon our preliminary analysis of the final rule, we estimate that the reduction in 2017 rates, including adjustments for the new Affordable Care Act (ACA) blended benchmark county rates and qualifying bonuses, will lead to a reduction in Medicare Advantage rates to HCP of approximately 1%, or a net impact of approximately $25 million to our 2017 operating income. This compares to an industry average rate increase of approximately 0.85% as indicated by CMS in its final rule regarding the 2017 rates. The final impact of 2017 Medicare Advantage rates can vary from this estimate and will be impacted by the relative growth of HCP’s Medicare Advantage patient volumes across markets as well as by the benefit plan designs submitted. It is possible that we underestimated the impact of the

2017 Medicare Advantage rates on our business, which may have a material adverse effect on our financial position, results of operation or cash flows.

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

In addition, we took an impairment charge against the goodwill of one of our HCP reporting units in the first quarter of 2016 based on continuing developments at our HCP reporting units, including changes in our expectations concerning government reimbursement cuts and medical cost trends and our expected ability to mitigate them, medical costs trends and other market conditions. We may also need to take additional goodwill impairment charges against earnings in a future period, depending on the impact of these changes on the value of our HCP reporting units. A goodwill impairment occurs when the carrying value of a reporting unit’s goodwill is in excess of its implied fair value, and the amount of such non-cash charge, if any, could be significant. In estimating the fair value of our HCP reporting units, we update our forecasts for each HCP reporting unit to reflect the expected future cash flows that we believe market participants would use in determining the fair values of our HCP reporting units if they were to acquire these reporting units. We also use certain estimates and key assumptions in determining our estimate of these fair values, including discount and long-term growth rates, market data and future reimbursement rates. Our estimates of the fair value of our HCP reporting units could differ from the actual fair values a market participant would pay for these reporting units.

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

There is uncertainty regarding both Medicare Advantage payment rates and beneficiary enrollment, which, if reduced as a result of the implementation of the Health Reform Acts, would reduce HCP’s overall revenues and net income. For example, although the CBO predicted in 2012 that Medicare Advantage participation would drop precipitously by 2020, in 2013 the CBO reversed its prediction and instead predicted that enrollment in Medicare Advantage could increase by up to 50% in the next decade. Although Medicare Advantage enrollment increased by approximately 5.6 million, or by 50%, between the enactment of the ACA in 2010 and 2015, there can be no assurance that this trend will continue. Further, fluctuation in Medicare Advantage payment rates were evidenced by CMS’s announcement in its final 2015 Call Letter that Medicare Advantage rates would rise an average of 0.4% in 2015, instead of falling 1.9% as it had predicted in February 2014. On April 4, 2016, CMS announced its Medicare Advantage rates for 2017. See above for further details. Uncertainty over Medicare Advantage enrollment and payment rates present a continuing risk to HCP’s business.

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

For the three months ended March 31, 2016, 64% of HCP’s consolidated capitated medical revenues were earned through contracts with three health plans.

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

HCP derives substantially all of its revenue from operations in Arizona, California, Florida, Nevada, New Mexico and Colorado (which we refer to as the Existing Geographic Regions). As a result, HCP’s exposure to many of the risks described herein is not mitigated by a greater diversification of geographic focus. Furthermore, due to the concentration of HCP’s operations in the Existing Geographic Regions, it may be adversely affected by economic conditions, natural disasters (such as earthquakes or hurricanes), or acts of war or terrorism that disproportionately affect the Existing Geographic Regions as compared to other states and geographic markets.

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

As a result of the Health Reform Acts, the level of reimbursement each health plan receives from CMS is dependent, in part, upon the quality rating of the Medicare plan. Such ratings impact the percentage of any cost savings rebate and any bonuses earned by such health plan. Since a significant portion of HCP’s revenue is expected to be calculated as a percentage of CMS reimbursements received by these health plans with respect to HCP members, reductions in the quality ratings of a health plan that HCP serves could have an adverse effect on its results of operations, financial condition, and/or cash flows. In addition, CMS has announced its intention to terminate any plan that has a rating of less than three stars for three consecutive years. Medicare Advantage plans with five stars are permitted to conduct enrollment throughout the year and enrollees in plans with 4.5 or fewer stars are permitted to change to a plan with five stars during the year. Given each health plan’s control of its plans and the many other providers that serve such plans, HCP believes that it will have limited ability to influence the overall quality rating of any such plan. Accordingly, since low quality ratings can potentially lead to the termination of a plan that HCP serves, HCP may not be able to prevent the potential termination of a contracting plan or a shift of patients to other plans based upon quality issues which could, in turn, have an adverse effect on HCP’s results of operations, financial condition, and/or cash flows.

HCP’s records and submissions to a health plan may contain inaccurate or unsupportable information regarding risk adjustment scores of members, which could cause HCP to overstate or understate its revenue and subject it to various penalties.

HCP, on behalf of itself and its associated physicians, physician groups and IPAs, submits to health plans claims and encounter data that support the RAF scores attributable to members. These RAF scores determine, in part, the revenue to which the health plans and, in turn, HCP is entitled for the provision of medical care to such members. The data submitted to CMS by each health plan is based, in part, on medical charts and diagnosis codes prepared and submitted by HCP. Each health plan generally relies on HCP and its employed or affiliated physicians to appropriately document and support such RAF data in HCP’s medical records. Each health plan also relies on HCP and its employed or affiliated physicians to appropriately code claims for medical services provided to members. Erroneous claims and erroneous encounter records and submissions could result in inaccurate PMPM fee revenue and risk adjustment payments, which may be subject to correction or retroactive adjustment in later periods. This corrected or adjusted information may be reflected in financial statements for periods subsequent to the period in which the revenue was recorded. HCP might also need to refund a portion of the revenue that it received, which refund, depending on its magnitude, could damage its relationship with the applicable health plan and could have a material adverse effect on HCP’s results of operations, financial condition or cash flows. In June 2015, we received a subpoena from the OIG requesting information relating to our and our subsidiaries’ (including HCPs and its subsidiary JSAs) provision of services to Medicare Advantage plans and related patient diagnosis coding and risk adjustment submissions and payments. We believe that the request is part of a broader industry investigation into Medicare Advantage patient diagnosis coding and risk adjustment practices and potential overpayments by the government. The information requested includes information relating to patient diagnosis coding practices for a number of conditions, including potentially improper historical HCP coding for a particular condition. With respect to that condition, the guidance related to that coding issue was discontinued following our November 1, 2012 acquisition of HCP and we notified CMS in April 2015 of the coding practice and potential overpayments. We are continuing to review other HCP coding practices to determine whether there were any improper coding issues. We are cooperating with the government and producing the requested information.

Additionally, CMS audits Medicare Advantage plans for documentation to support RAF-related payments for members chosen at random. The Medicare Advantage plans ask providers to submit the underlying documentation for members that they serve. It is possible that claims associated with members with higher RAF scores could be subject to more scrutiny in a CMS or plan audit. There is a possibility that a Medicare Advantage plan may seek repayment from HCP should CMS make any payment adjustments to the Medicare Advantage plan as a result of its audits. The plans also may hold HCP liable for any penalties owed to CMS for inaccurate or unsupportable RAF scores provided by HCP. In addition, HCP could be liable for penalties to the government under the FCA that range from $5,500 to $11,000 (adjusted for inflation) for each false claim, plus up to three times the amount of damages caused by each false claim, which can be as much as the amounts received directly or indirectly from the government for each such false claim.

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

California hospitals may terminate their agreements with HealthCare Partners Affiliates Medical Group and HealthCare Partners Associates Medical Group, Inc. (collectively HCPAMG) or reduce the fees they pay to HCP.

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

HCP’s failure to successfully implement and maintain all of its systems could have a material adverse effect on its business, financial condition, and results of operations. For example, HCP’s failure to successfully operate its billing systems could lead to potential violations of healthcare laws and regulations. If HCP is unable to handle its claims volume, or if HCP is unable to pay claims timely, HCP may become subject to a health plan’s corrective action plan or de-delegation until the problem is corrected, and/or termination of the health plan’s agreement with HCP. This could have a material adverse effect on HCP’s operations and profitability. In addition, if HCP’s claims processing system is unable to process claims accurately, the data HCP uses for its incurred but not reported (IBNR) estimates could be incomplete and HCP’s ability to accurately estimate claims liabilities and establish adequate reserves could be adversely affected. Finally, if HCP’s management information systems are unable to function in compliance with applicable state or federal rules and regulations, including, without limitation, medical information confidentiality laws such as Health

Insurance Portability and Accountability Act of 1996 (HIPAA), possible penalties and fines due to this lack of compliance could have a material adverse effect on HCP’s financial condition, and results of operations.

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

We endeavor to comply with all legal requirements, however, there is no guarantee that we will be able to adhere to all of the complex government regulations that apply to our business. We further endeavor to structure all of our relationships with physicians to comply with state and federal anti-kickback and physician self-referral laws. We utilize considerable resources to monitor the laws and implement necessary changes. However, the laws and regulations in these areas are complex and often subject to varying interpretations. For example, if an enforcement agency were to challenge the level of compensation that we pay our medical directors or the number of medical directors whom we engage, we could be required to change our practices, face criminal or civil penalties, pay substantial fines or otherwise experience a material adverse effect as a result of a challenge to these arrangements. In addition, the FCA amended the Social Security Act to make the knowing failure to report and return overpayments within 60 days of when the overpayment was identified an obligation for purposes of the FCA, 31 U.S.C. § 3729(b)(3). These obligations could subject our procedures for identifying and processing overpayments to greater scrutiny. We have made significant investments in new resources to decrease the time it takes to identify and process overpayments and we may be required to make additional investments in the future. An acceleration in our ability to identify and process overpayments could result in us refunding overpayments to government and other payors more rapidly than we have in the past which could have a material adverse effect on our operating cash flows. In the fourth quarter of 2015, we recorded an estimated accrual of $22 million for potential damages and liabilities associated with write-offs and discounts of patient co-payment obligations, and credits to payors for returns of prescriptions drugs related to our pharmacy business that were identified during the course of an internally-initiated compliance review. We have disclosed the results of this ongoing review to the government. We may accrue additional reserves for refunds and related damages and potential liabilities arising out of this review. Additionally, amendments to the federal Anti-Kickback Statute in the health reform law make claims tainted by anti-kickback violations potentially subject to liability under the FCA, including qui tam or whistleblower suits. We are subject to a CIA which, for our domestic dialysis business, requires us to report probable violations of criminal, civil or administrative laws applicable to any federal health care program for which penalties or exclusions may be authorized under applicable healthcare laws and regulations. See “If we fail to comply with our Corporate Integrity Agreement, we could be subject to substantial penalties and exclusion from participation in federal healthcare programs that may adversely impact our revenues, earnings and cash flows.”

The penalties for a violation of the FCA range from $5,500 to $11,000 (adjusted for inflation) for each false claim plus three times the amount of damages caused by each such claim which generally means the amount received directly or indirectly from the government. Given the high volume of claims processed by our various operating units, the potential is high for substantial penalties in connection with any alleged FCA violations. The federal government has used the FCA to prosecute a wide variety of alleged false claims and fraud allegedly perpetrated against Medicare and state healthcare programs, including coding errors, billing for services not rendered, the submission of false cost reports, billing for services at a higher payment rate than appropriate, billing under a comprehensive code as well as under one or more component codes included in the comprehensive code and billing for care that is not considered medically necessary. In addition to the provisions of the FCA, which provide for civil enforcement, the federal government can use several criminal statutes to prosecute persons who are alleged to have submitted false or fraudulent claims for payment to the federal government. The CID received by our wholly-owned pharmacy services subsidiary, DaVita Rx, LLC, specifically references that it is in connection with an FCA investigation concerning allegations that this subsidiary presented or caused to be presented false claims for payment to the government. See the risk factor that immediately follows below for further details.

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

•

Enforcement actions by governmental agencies and/or state claims for monetary damages by patients who believe their protected health information (PHI) has been used, disclosed or not properly safeguarded in violation of federal or state patient privacy laws, including but not limited to HIPAA or the Privacy Act of 1974;

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

In June 2015, we received a subpoena from the OIG. This civil subpoena covers the period from January 1, 2008 through the present and seeks production of a wide range of documents relating to our and our subsidiaries’ (including HCP and its subsidiary JSA) provision of services to Medicare Advantage plans and related patient diagnosis coding and risk adjustment submissions and payments. The information requested includes information relating to patient diagnosis coding practices for a number of conditions, including potentially improper historical HCP coding for a particular condition. With respect to that condition, the guidance related to that coding issue was discontinued following our November 1, 2012 acquisition of HCP and, we notified CMS of the coding practice and potential overpayments. In that regard, we have identified certain additional coding practices which may have been problematic and are in discussions with the DOJ about the scope and nature of a review of claims relating to those practices. We are cooperating with the government and are producing the requested information. In addition, we are continuing to review other HCP coding practices to determine whether there were any improper coding issues. In connection with the HCP merger, we have certain indemnification rights against the sellers and an escrow was established as security for the indemnification. We have submitted an indemnification claim against the sellers secured by the escrow for any and all liabilities incurred relating to these matters and intend to pursue recovery from the escrow. However, we can make no assurances that the indemnification and escrow will cover the full amount of our potential losses related to these matters.

In November 2015, we announced that RMS Lifeline, Inc., a wholly-owned subsidiary of ours that operates under the name Lifeline Vascular Access (Lifeline), received a CID from the DOJ. The CID relates to two vascular access centers in Florida that are part of Lifeline’s vascular access business. The CID covers the period from January 1, 2008 through the present. We acquired these two centers in December 2012. Based on the language of the CID, the DOJ appears to be looking at whether the angiograms of ten patients performed at the two centers were medically unnecessary and therefore whether related claims filed with federal healthcare programs possibly violated the FCA. Lifeline does not perform dialysis services but instead provides vascular access management services for dialysis patients. We are cooperating with the government and are producing the requested information.

In early February 2016, we announced that our pharmacy services wholly-owned subsidiary, DaVita Rx, received a CID from the U.S. Attorney’s Office for the Northern District of Texas. Based on the language of the CID, it appears the government is conducting an FCA investigation concerning allegations that DaVita Rx presented or caused to be presented false claims for payment to the government for prescription medications. The CID covers the period from January 1, 2006 through the present. In the spring of 2015, we initiated an internal compliance review of DaVita Rx during which we identified potential billing and operational issues. We notified the government in September 2015 that we were conducting this review of DaVita Rx and began providing regular updates of our review. In the fourth quarter of 2015, we recorded an estimated accrual of $22 million for potential damages and liabilities associated with write-offs and discounts of patient co-payment obligations, and credits to payors for returns of prescriptions drugs, related to DaVita Rx that were identified during the course of this internal compliance review. We may accrue additional reserves for refunds and related damages and potential liabilities arising out of this review. Upon completion of our review, we filed a self-disclosure with the OIG in early February 2016 and we have been working to address and update the practices we identified in the self-disclosure, some of which overlaps with information requested by the U.S. Attorney’s Office. We do not know if the U.S. Attorney’s Office, which is part of the DOJ, knew when it served the CID on us that we were already in the process of developing a self-disclosure to the OIG. The OIG informed us in late February that our submission was not accepted. They indicated that the OIG is not expressing an opinion regarding the conduct disclosed or our legal positions. We are cooperating with the government and are producing the requested information.

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

CMS has mandated the use of new patient codes for reporting medical diagnosis and inpatient procedures, referred to as ICD-10, which requires all providers, payors, clearinghouses, and billing services to utilize ICD-10 when submitting claims for payment. ICD-10 affects diagnosis and inpatient procedure coding for everyone covered by HIPAA, not just those who submit Medicare or Medicaid claims. Claims for services provided on or after October 1, 2015 must use ICD-10 for medical diagnosis and inpatient procedures or they will not be paid. If our services, processes or information systems or those of our payors do not comply with ICD-10 requirements at any future date, it could potentially delay or even reduce reimbursement payments to us. These delays or reductions could negatively impact our revenues, earnings and cash flows.

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

We must comply with numerous federal and state laws and regulations governing the collection, dissemination, access, use, security and privacy of PHI, including HIPAA and its implementing privacy and security regulations, as amended by the federal Health Information Technology for Economic and Clinical Health Act (HITECH) and collectively referred to as HIPAA. If we fail to comply with applicable privacy and security laws, regulations and standards, including with respect to third-party service providers that utilize sensitive personal information, including PHI, on our behalf, properly maintain the integrity of our data, protect our proprietary rights to our systems, or defend against cybersecurity attacks, our business, reputation, results of operations, financial position and cash flows could be materially and adversely affected.

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

As a result of the HCP transaction, we are now significantly engaged in a new line of business. We may not have the expertise, experience, and resources to pursue all of our businesses at once, and we may be unable to successfully operate all businesses in the combined company. The administration of HCP will require implementation of appropriate operations, management, and financial reporting systems and controls. We experience difficulties in effectively implementing these and other systems. The management of HCP requires and will continue to require the focused attention of our management team, including a significant commitment of its time and resources. The need for management to focus on these matters could have a material and adverse impact on our revenues and operating results. If the HCP operations are less profitable than we currently anticipate or we do not have the experience, the appropriate expertise, or the resources to pursue all businesses in the combined company, the results of operations and financial condition may be materially and adversely affected, and in that regard, we have taken goodwill impairment charges of $206 million and $77 million in December 2015 and March 2016, respectively, and may continue incurring additional impairment charges.

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

Our operations and how we manage the Company may subject the Company, as well as its officers and directors to whom the Company owes certain defense and indemnity obligations, to litigation and liability for damages. Our business, profitability and growth prospects could suffer if we face negative publicity or we pay damages or defense costs in connection with a claim that is outside the scope or limits of coverage of any applicable insurance coverage, including claims related to adverse patient events, contractual disputes, professional and general liability, and directors’ and officers’ duties. In addition, we have received several notices of claims from commercial payors and other third parties, as well as subpoenas and CIDs from the federal government, related to our historical billing practices and the historical billing practices of acquired businesses. Although the ultimate outcome of these claims cannot be predicted, an adverse result with respect to one or more of these claims could have a material adverse effect on our financial condition, results of operations, and cash flows. We currently maintain insurance coverage for those risks we deem are appropriate to insure against and make determinations about whether to self-insure as to other risks or layers of coverage. However, a successful claim, including a professional liability, malpractice or negligence claim which is in excess of any applicable insurance coverage, or that is subject to our self-insurance retentions, could have a material adverse effect on our earnings and cash flows.

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

Most of our outstanding employee stock-based compensation awards include a provision accelerating the vesting of the awards in the event of a change of control. We also maintain a change of control protection program for our employees who do not have a significant number of stock awards, which has been in place since 2001, and which provides for cash bonuses to the employees in the event of a change of control. Based on the market price of our common stock and shares outstanding on March 31, 2016, these cash bonuses would total approximately $598 million if a change of control transaction occurred at that price and our Board of Directors did not modify this program. These change of control provisions may affect the price an acquirer would be willing to pay for our Company.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Share repurchases

The following table summarizes the Company’s repurchases of its common stock during the first quarter of 2016:

				Approximate dollar value
			Total number	of shares that
			of shares	may yet be
			purchased as	purchased under
	Total number	Average	part of publicly	the plans
	of shares	price paid	announced plans	or programs
Period	purchased	per share	or programs	(in millions)
January 1-31, 2016	3,689,738	67.61	3,689,738	259.3
February 1-29, 2016	—	—	—	259.3
March 1-31, 2016	—	—	—	259.3
Total	3,689,738	67.61	3,689,738

On April 14, 2015, our Board of Directors approved additional share repurchases in the amount of $726 million. These share repurchases are in addition to the approximately $274 million remaining at that time under our Board of Directors’ prior share repurchase approval announced in November 2010. As of April 29, 2016, there were $259 million available under the current Board authorizations for additional repurchases. These share repurchase authorizations have no expiration dates. However, we are subject to share repurchase limitations under the terms of the Senior Secured Credit Facilities and the indentures governing our senior notes.

Items 3, 4 and 5 are not applicable

Item 6.	Exhibits

(a) Exhibits

Exhibit
Number

12.1	Ratio of earnings to fixed charges. ✓

31.1	Certification of the Chief Executive Officer, dated May 4, 2016, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

31.2	Certification of the Chief Financial Officer, dated May 4, 2016, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

32.1	Certification of the Chief Executive Officer, dated May 4, 2016, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

32.2	Certification of the Chief Financial Officer, dated May 4, 2016, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

101.INS	XBRL Instance Document. ✓

101.SCH	XBRL Taxonomy Extension Schema Document. ✓

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. ✓

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. ✓

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. ✓

101.PRE	XBRL Taxonomy Extension Presentation, Linkbase Document. ✓

✓	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAVITA HEALTHCARE PARTNERS INC.

BY:	/s/ JAMES K. HILGER
James K. Hilger
Interim Chief Financial Officer and Chief Accounting Officer*

Date: May 4, 2016

*	Mr. Hilger has signed both on behalf of the Registrant as a duly authorized officer and as the Registrant’s principal accounting officer.

INDEX TO EXHIBITS

Exhibit
Number

12.1	Ratio of earnings to fixed charges. ✓

31.1	Certification of the Chief Executive Officer, dated May 4, 2016, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

31.2	Certification of the Chief Financial Officer, dated May 4, 2016, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

32.1	Certification of the Chief Executive Officer, dated May 4, 2016, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

32.2	Certification of the Chief Financial Officer, dated May 4, 2016, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

101.INS	XBRL Instance Document. ✓

101.SCH	XBRL Taxonomy Extension Schema Document. ✓

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. ✓

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. ✓

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. ✓

101.PRE	XBRL Taxonomy Extension Presentation, Linkbase Document. ✓

✓	Filed herewith.