Form 10-Q
period 2016-06-30
DAVITA HEALTHCARE PARTNERS INC.
filed 2016-08-08
CIK 927066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

For the Quarterly Period Ended June 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes  ☐    No  ☒

As of August 5, 2016, the number of shares of the Registrant’s common stock outstanding was approximately 206.9 million shares.

DAVITA HEALTHCARE PARTNERS INC.

Note: Items 3, 4 and 5 of Part II are omitted because they are not applicable.

i

DAVITA HEALTHCARE PARTNERS INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(dollars in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Patient service revenues	$2,570,654	$2,363,579	$5,048,392	$4,635,394
Less: Provision for uncollectible accounts	(111,428)	(105,965)	(220,633)	(205,129)
Net patient service revenues	2,459,226	2,257,614	4,827,759	4,430,265
Capitated revenues	897,826	866,190	1,784,873	1,716,705
Other revenues	360,599	310,814	686,155	575,613
Total net revenues	3,717,651	3,434,618	7,298,787	6,722,583
Operating expenses and charges:
Patient care costs and other costs	2,671,025	2,446,076	5,253,358	4,808,688
General and administrative	386,895	347,960	773,324	689,761
Depreciation and amortization	180,381	158,843	349,736	312,632
Provision for uncollectible accounts	3,566	2,159	6,083	3,986
Equity investment loss (income)	505	(5,033)	(882)	(7,941)
Goodwill impairment charges	176,000	4,065	253,000	4,065
Gain on sales of business interests, net	(29,791)	—	(29,791)	—
Settlement charge	—	—	—	495,000
Total operating expenses and charges	3,388,581	2,954,070	6,604,828	6,306,191
Operating income	329,070	480,548	693,959	416,392
Debt expense	(102,894)	(104,248)	(205,778)	(201,640)
Debt redemption charges	—	(48,072)	—	(48,072)
Other income, net	3,215	2,311	6,191	1,778
Income before income taxes	229,391	330,539	494,372	168,458
Income tax expense	134,888	122,762	261,710	36,829
Net income	94,503	207,777	232,662	131,629
Less: Net income attributable to noncontrolling interests	(41,121)	(37,300)	(81,846)	(71,769)
Net income attributable to DaVita HealthCare Partners Inc.	$53,382	$170,477	$150,816	$59,860
Earnings per share:
Basic net income per share attributable to DaVita HealthCare Partners Inc.	$0.26	$0.80	$0.74	$0.28
Diluted net income per share attributable to DaVita HealthCare Partners Inc.	$0.26	$0.78	$0.73	$0.27
Weighted average shares for earnings per share:
Basic	204,497,970	212,991,606	204,432,315	213,188,268
Diluted	208,047,172	217,606,198	207,987,530	217,790,617

See notes to condensed consolidated financial statements.

DAVITA HEALTHCARE PARTNERS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(dollars in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income	$94,503	$207,777	$232,662	$131,629
Other comprehensive (loss) income, net of tax:
Unrealized losses on interest rate swap and cap agreements:
Unrealized losses on interest rate swap and cap agreements	(2,616)	(2,453)	(8,085)	(8,213)
Reclassifications of net swap and cap agreements realized losses into net income	448	789	913	1,601
Unrealized gains (losses) on investments:
Unrealized gains (losses) on investments	638	(99)	867	283
Reclassification of net investment realized gains into net income	—	(16)	(93)	(173)
Foreign currency translation adjustments	(4,844)	5,025	6,337	(12,860)
Other comprehensive (loss) income	(6,374)	3,246	(61)	(19,362)
Total comprehensive income	88,129	211,023	232,601	112,267
Less: Comprehensive income attributable to noncontrolling interests	(41,270)	(37,300)	(81,995)	(71,769)
Comprehensive income attributable to DaVita HealthCare Partners Inc.	$46,859	$173,723	$150,606	$40,498

See notes to condensed consolidated financial statements.

DAVITA HEALTHCARE PARTNERS INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands, except per share data)

	June 30,	December 31,
	2016	2015
ASSETS
Cash and cash equivalents	$1,283,416	$1,499,116
Short-term investments	394,166	408,084
Accounts receivable, less allowance of $279,429 and $264,144	1,875,403	1,724,228
Inventories	197,388	185,575
Other receivables	558,081	435,885
Other current assets	187,763	190,322
Income taxes receivable	—	60,070
Total current assets	4,496,217	4,503,280
Property and equipment, net of accumulated depreciation of $2,622,476 and $2,397,007	2,972,407	2,788,740
Intangible assets, net of accumulated amortization of $852,860 and $770,691	1,631,001	1,687,326
Equity investments	64,420	73,368
Long-term investments	102,374	94,122
Other long-term assets	64,254	73,560
Goodwill	9,360,957	9,294,479
	$18,691,630	$18,514,875
LIABILITIES AND EQUITY
Accounts payable	$504,353	$513,950
Other liabilities	840,745	682,123
Accrued compensation and benefits	807,135	741,926
Medical payables	300,564	332,102
Current portion of long-term debt	144,183	129,037
Income taxes payable	48,682	—
Total current liabilities	2,645,662	2,399,138
Long-term debt	8,957,257	9,001,308
Other long-term liabilities	420,776	439,229
Deferred income taxes	772,329	726,962
Total liabilities	12,796,024	12,566,637
Commitments and contingencies:
Noncontrolling interests subject to put provisions	936,903	864,066
Equity:
Preferred stock ($0.001 par value, 5,000,000 shares authorized; none issued)
Common stock ($0.001 par value, 450,000,000 shares authorized; 217,338,629 and 217,120,346 shares issued and 206,904,375 and 209,754,247 shares outstanding, respectively)	217	217
Additional paid-in capital	1,047,820	1,118,326
Retained earnings	4,507,651	4,356,835
Treasury stock (10,434,254 and 7,366,099 shares, respectively)	(749,598)	(544,772)
Accumulated other comprehensive loss	(60,036)	(59,826)
Total DaVita HealthCare Partners Inc. shareholders’ equity	4,746,054	4,870,780
Noncontrolling interests not subject to put provisions	212,649	213,392
Total equity	4,958,703	5,084,172
	$18,691,630	$18,514,875

See notes to condensed consolidated financial statements.

DAVITA HEALTHCARE PARTNERS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Six months ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net income	$232,662	$131,629
Adjustments to reconcile net income to net cash provided by operating activities:
Settlement charge	—	495,000
Settlement payments	—	(493,775)
Depreciation and amortization	349,736	312,632
Debt redemption charges	—	48,072
Goodwill impairment charges	253,000	4,065
Stock-based compensation expense	23,717	28,299
Tax benefits from stock award exercises	23,658	28,040
Excess tax benefits from stock award exercises	(10,604)	(16,913)
Deferred income taxes	19,952	4,418
Equity investment income, net	14,275	5,257
Gain on sales of business interests, net	(29,791)	—
Other non-cash charges	23,120	20,653
Changes in operating assets and liabilities, other than from acquisitions and divestitures:
Accounts receivable	(104,005)	(142,950)
Inventories	(9,213)	(22,780)
Other receivables and other current assets	(107,610)	(50,362)
Other long-term assets	(431)	378
Accounts payable	22,809	50,823
Accrued compensation and benefits	41,098	(26,316)
Other current liabilities	112,825	177,733
Income taxes	121,972	(109,460)
Other long-term liabilities	(31,531)	(2,912)
Net cash provided by operating activities	945,639	441,531
Cash flows from investing activities:
Additions of property and equipment	(358,627)	(290,873)
Acquisitions	(473,314)	(45,059)
Proceeds from asset and business sales	17,393	3,415
Purchase of investments available for sale	(7,873)	(3,872)
Purchase of investments held-to-maturity	(518,965)	(1,039,632)
Proceeds from sale of investments available for sale	5,337	1,550
Proceeds from investments held-to-maturity	545,685	434,684
Purchase of equity investments	(8,785)	(7,550)
Proceeds from sale of equity investments	40,920	—
Net cash used in investing activities	(758,229)	(947,337)
Cash flows from financing activities:
Borrowings	26,134,952	28,144,986
Payments on long-term debt and other financing costs	(26,196,185)	(27,476,994)
Deferred financing and debt redemption costs	(188)	(58,539)
Purchase of treasury stock	(274,926)	(84,113)
Distributions to noncontrolling interests	(94,153)	(79,040)
Stock award exercises and other share issuances, net	9,465	4,680
Excess tax benefits from stock award exercises	10,604	16,913
Contributions from noncontrolling interests	13,117	18,040
Purchase of noncontrolling interests	(6,240)	(10,840)
Net cash (used in) provided by financing activities	(403,554)	475,093
Effect of exchange rate changes on cash and cash equivalents	444	(793)
Net decrease in cash and cash equivalents	(215,700)	(31,506)
Cash and cash equivalents at beginning of the year	1,499,116	965,241
Cash and cash equivalents at end of the period	$1,283,416	$933,735

See notes to condensed consolidated financial statements.

DAVITA HEALTHCARE PARTNERS INC.

CONSOLIDATED STATEMENTS OF EQUITY

(unaudited)

(dollars and shares in thousands)

										Non-
	Non-									controlling
	controlling	DaVita HealthCare Partners Inc. Shareholders’ Equity								interests
	interests							Accumulated		not
	subject to			Additional				other		subject to
	put	Common		paid-in	Retained			comprehensive		put
	provisions	stock		capital	earnings	Treasury stock		loss	Total	provisions
Balance at December 31, 2014	$829,965	215,641	$216	$1,108,211	$4,087,103	—	$—	$(25,017)	$5,170,513	$189,798
Comprehensive income:
Net income	96,510				269,732				269,732	61,168
Other comprehensive loss								(34,809)	(34,809)
Stock purchase shares issued		—	—	(6,079)		414	30,608		24,529
Stock unit shares issued		348	—	—					—
Stock-settled SAR shares issued		1,131	1	(1)					—
Stock-settled stock-based compensation expense				56,899					56,899
Excess tax benefits from stock awards exercised				28,157					28,157
Distributions to noncontrolling interests	(103,355)									(71,280)
Contributions from noncontrolling interests	25,795									28,849
Sales and assumptions of additional noncontrolling interests	10,654									6,875
Purchase of noncontrolling interests	(8,538)			(55,826)					(55,826)	(2,018)
Changes in fair value of noncontrolling interests	13,035			(13,035)					(13,035)
Purchase of treasury stock						(7,780)	(575,380)		(575,380)
Balance at December 31, 2015	$864,066	217,120	$217	$1,118,326	$4,356,835	(7,366)	$(544,772)	$(59,826)	$4,870,780	$213,392
Comprehensive income:
Net income	55,243				150,816				150,816	26,603
Other comprehensive (loss) income								(210)	(210)	149
Stock unit shares issued		—	—	(19,267)		268	19,267		—
Stock-settled SAR shares issued		219	—	(25,388)		353	25,388		—
Stock-settled stock-based compensation expense				23,196					23,196
Excess tax benefits from stock awards exercised				10,604					10,604
Distributions to noncontrolling interests	(54,413)			—					—	(39,740)
Contributions from noncontrolling interests	9,049			—						4,068
Sales and assumptions of additional noncontrolling interests	7,837			—					—	9,887
Purchase of noncontrolling interests	—			(4,530)					(4,530)	(1,710)
Changes in fair value of noncontrolling interests	55,121			(55,121)					(55,121)
Purchase of treasury stock						(3,690)	(249,481)		(249,481)
Balance at June 30, 2016	$936,903	217,339	$217	$1,047,820	$4,507,651	(10,435)	$(749,598)	$(60,036)	$4,746,054	$212,649

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

1.	Condensed consolidated interim financial statements

The condensed consolidated interim financial statements included in this report are prepared by the Company without audit. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations are reflected in these consolidated interim financial statements. All significant intercompany accounts and transactions have been eliminated. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The most significant estimates and assumptions underlying these financial statements and accompanying notes generally involve revenue recognition and accounts receivable, contingencies, impairments of goodwill and other long-lived assets, fair value estimates, accounting for income taxes, variable compensation accruals, consolidation of variable interest entities, purchase accounting valuation estimates, long-term incentive program compensation and medical liability claims. The results of operations for the six months ended June 30, 2016 are not necessarily indicative of the operating results for the full year. The condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Prior year balances and amounts have been reclassified to conform to the current year presentation. The Company has evaluated subsequent events through the date these condensed consolidated financial statements were issued and has included all necessary adjustments and disclosures.

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

The reconciliations of the numerators and denominators used to calculate basic and diluted earnings per share are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Basic:
Net income attributable to DaVita HealthCare Partners Inc.	$53,382	$170,477	$150,816	$59,860
Weighted average shares outstanding during the period	206,692	215,186	206,626	215,382
Contingently returnable shares held in escrow for the DaVita HealthCare Partners merger	(2,194)	(2,194)	(2,194)	(2,194)
Weighted average shares for basic earnings per share calculation	204,498	212,992	204,432	213,188
Basic net income per share attributable to DaVita HealthCare Partners Inc.	$0.26	$0.80	$0.74	$0.28
Diluted:
Net income attributable to DaVita HealthCare Partners Inc.	$53,382	$170,477	$150,816	$59,860
Weighted average shares outstanding during the period	206,692	215,186	206,626	215,382
Assumed incremental shares from stock plans	1,355	2,420	1,362	2,409
Weighted average shares for diluted earnings per share calculation	208,047	217,606	207,988	217,791
Diluted net income per share attributable to DaVita HealthCare Partners Inc.	$0.26	$0.78	$0.73	$0.27
Anti-dilutive potential common shares excluded from calculation	1,811	691	2,042	1,046

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

For receivables associated with dialysis patient services covered by Medicare, the Company receives 80% of the payment directly from Medicare as established under the government’s bundled payment system and determines an appropriate allowance for doubtful accounts and provision for uncollectible accounts on the remaining balance due depending upon the Company’s estimate of the amounts ultimately collectible from other secondary coverage sources or from the patients. For receivables associated with services to patients covered by commercial payors that are either based upon contractual terms or for non-contracted health plan coverage, the Company provides an allowance for doubtful accounts by recording a provision for uncollectible accounts based upon its historical collection experience, potential inefficiencies in its billing processes and for which collectability is determined to be unlikely. Less than 1% of the Company’s dialysis and related lab services net accounts receivable are associated with patient pay and it is the Company’s policy to reserve 100% of the outstanding accounts receivable balances for dialysis services when those amounts due are outstanding for more than three months.

During the six months ended June 30, 2016, the Company’s allowance for doubtful accounts increased by $15,285. This was primarily due to an increase in outstanding balances related to the U.S. dialysis and lab business. There were no unusual transactions impacting the allowance for doubtful accounts.

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

The Company’s investments in securities consist of the following:

	June 30, 2016			December 31, 2015
	Held to	Available		Held to	Available
	maturity	for sale	Total	maturity	for sale	Total
Certificates of deposit, commercial paper and money market funds due within one year	$382,664	$—	$382,664	$406,884	$—	$406,884
Investments in mutual funds, debt securities and common stock	—	50,056	50,056	—	33,482	33,482
	$382,664	$50,056	$432,720	$406,884	$33,482	$440,366
Short-term investments	$382,664	$11,502	$394,166	$406,884	$1,200	$408,084
Long-term investments	—	38,554	38,554	—	32,282	32,282
	$382,664	$50,056	$432,720	$406,884	$33,482	$440,366

The cost of the certificates of deposit, commercial paper and money market funds at June 30, 2016 and December 31, 2015 approximates their fair value. As of June 30, 2016 and December 31, 2015, the available-for-sale investments included $3,561 and $2,589 of gross pre-tax unrealized gains, respectively. During the six months ended June 30, 2016, the Company recorded gross pre-tax unrealized gains of $1,124, or $718 after tax, in other comprehensive income associated with changes in the fair value of these investments. During the six months ended June 30, 2016, the Company sold investments in mutual funds for net proceeds of $1,347 and recognized a pre-tax gain of $152, or $93 after-tax, which was previously recorded in other comprehensive income. During the six months ended June 30, 2015, the Company sold investments in mutual funds for net proceeds of $385 and recognized a pre-tax gain of $284, or $173 after-tax, which was previously recorded in other comprehensive income.

The investments in mutual funds classified as available-for-sale are held within a trust to fund existing obligations associated with several of the Company’s non-qualified deferred compensation plans.

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

As of June 30, 2016, the Company held $6,250 of preferred stock in two privately held companies that are accounted for under the cost method as these investments do not have readily determinable fair values.

Certain HCP entities are required to maintain minimum cash balances in order to comply with regulatory requirements in conjunction with medical claim reserves. As of June 30, 2016, this minimum cash balance was approximately $58,437.

5.	Goodwill

Changes in goodwill by reportable segments were as follows:

			Other-ancillary
	U.S. dialysis and		services and
	related lab services	HCP	strategic initiatives	Consolidated total
Balance at January 1, 2015	$5,610,643	$3,562,534	$242,118	$9,415,295
Acquisitions	21,910	29,910	45,273	97,093
Divestitures	(3,370)	(5,411)	—	(8,781)
Goodwill impairment charges	—	(188,769)	(4,065)	(192,834)
Foreign currency and other adjustments	—	—	(16,294)	(16,294)
Balance at December 31, 2015	$5,629,183	$3,398,264	$267,032	$9,294,479
Acquisitions	52,792	248,622	19,598	321,012
Divestitures	(4,222)	(758)	—	(4,980)
Goodwill impairment charges	—	(253,000)	—	(253,000)
Foreign currency and other adjustments	—	—	3,446	3,446
Balance at June 30, 2016	$5,677,753	$3,393,128	$290,076	$9,360,957

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

Based on continuing developments at the Company’s HCP reporting units during the second quarter of 2016, including the Medicare Advantage final benchmark rates for 2017 announced on April 4, 2016, further changes in expectations concerning future government reimbursement rates and the Company’s expected ability to mitigate them, as well as medical cost and utilization trends, underperformance of certain at-risk units in recent quarters and other market conditions, the Company performed additional impairment assessments for certain at-risk HCP reporting units during the quarter ended June 30, 2016.

As a result of these second quarter assessments, the Company recognized additional goodwill impairment charges of $79,000 for its HCP Nevada reporting unit and $97,000 for its HCP Florida reporting unit during the quarter ended June 30, 2016, and a total of $253,000 in goodwill impairment charges recognized for its HCP reporting units during the six months ended June 30, 2016.

The Company’s HCP Nevada, HCP Florida, HCP Colorado Springs and Kidney Care Malaysia reporting units remain at risk of goodwill impairment. As of June 30, 2016, these reporting units have goodwill amounts of $262,668, $442,835, $16,897 and $13,668, respectively. As of June 30, 2016, the latest estimated fair values of the HCP Nevada, HCP Florida, HCP Colorado Springs and Kidney Care Malaysia reporting units (fell short of) exceeded their total carrying amounts by approximately (25.6)%, (15.0)%, 13.0% and 10.2%, respectively.

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

For the Company’s at-risk HCP reporting units, further reductions in reimbursement rates, increases in medical cost or utilization trends, or other significant adverse changes in expected future cash flows or valuation assumptions could result in further goodwill impairment charges in the future. For example, a sustained, long-term reduction of 3% in operating income for HCP Nevada or HCP Florida could reduce their estimated fair values by up to 2.2% and 1.6%, respectively. Separately, an increase in their respective discount rates of 100 basis points could reduce the estimated fair values of HCP Nevada and HCP Florida by up to 4.8% and 4.5%, respectively.

Except as described above, none of the Company’s various other reporting units was considered at risk of goodwill impairment as of June 30, 2016. Since the dates of the Company’s last annual goodwill impairment tests, there have been certain developments, events, changes in operating performance and other changes in key circumstances that have affected the Company’s businesses. However, except as further described above, these did not cause management to believe it is more likely than not that the fair value of any of its reporting units would be less than its carrying amount.

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

The following table shows the components of changes in health care costs payable for the six months ended June 30, 2016:

Six months ended
June 30, 2016
Health care costs payable, beginning of the period	$212,641
Add: Components of incurred health care costs
Current year	857,955
Prior years	6,424
Total incurred health care costs	864,379
Less: Claims paid
Current year	665,499
Prior years	194,385
Total claims paid	859,884
Health care costs payable, end of the period	$217,136

The Company’s prior year estimates of health care costs payable increased by $6,424 resulting from certain medical claims being settled for amounts more than originally estimated. When significant increases (decreases) in prior-year health care cost estimates occur that the Company believes significantly impacts its current year operating results, the Company discloses that amount as unfavorable (favorable) development of prior-year’s health care cost estimates. Actual claim payments for prior year services have not been materially different from the Company’s year-end estimates.

7.	Income taxes

As of June 30, 2016, the Company’s total liability for unrecognized tax benefits relating to tax positions that do not meet the more-likely-than-not threshold is $42,915, all of which would impact the Company’s effective tax rate if recognized. This balance represents an increase of $3,904 from the December 31, 2015 balance of $39,011.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in its income tax expense. At June 30, 2016 and December 31, 2015, the Company had approximately $10,560 and $9,918, respectively, accrued for interest and penalties related to unrecognized tax benefits, net of federal tax benefits.

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

8.	Long-term debt

Long-term debt was comprised of the following:

	June 30,	December 31,
	2016	2015
Senior Secured Credit Facilities:
Term Loan A	$900,000	$925,000
Term Loan B	3,430,000	3,447,500
Senior notes	4,500,000	4,500,000
Acquisition obligations and other notes payable	71,515	70,645
Capital lease obligations	287,838	283,185
Total debt principal outstanding	9,189,353	9,226,330
Discount and deferred financing costs	(87,913)	(95,985)
	9,101,440	9,130,345
Less current portion	(144,183)	(129,037)
	$8,957,257	$9,001,308

Scheduled maturities of long-term debt at June 30, 2016 were as follows:

2016 (remainder of the year)	76,295
2017	153,660
2018	169,716
2019	742,290
2020	66,640
2021	3,298,210
Thereafter	4,682,542

During the first six months of 2016, the Company made mandatory principal payments under its Senior Secured Credit Facilities totaling $25,000 on the Term Loan A and $17,500 on the Term Loan B.

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

As of June 30, 2016, the Company maintains several interest rate swap agreements that were entered into in March 2013 with amortizing notional amounts totaling $688,750. These agreements have the economic effect of modifying the LIBOR variable component of the Company’s interest rate on an equivalent amount of the Company’s Term Loan A to fixed rates ranging from 0.49% to 0.52%, resulting in an overall weighted average effective interest rate of 2.51%, including the Term Loan A margin of 2.00%. The overall weighted average effective interest rate also includes the effects of $211,250 of unhedged Term Loan A debt that bears interest at LIBOR plus an interest rate margin of 2.00%. The swap agreements expire on September 30, 2016 and require monthly interest payments. During the six months ended June 30, 2016, the Company recognized debt expense of $274 from these swaps. As of June 30, 2016, the total fair value of these swap agreements was a net liability of approximately $70. During the six months ended June 30, 2016, the Company recorded a loss of $860 in other comprehensive income due to a decrease in the unrealized fair value of these swap agreements. The Company estimates that approximately $70 of existing unrealized pre-tax losses in other comprehensive income at June 30, 2016 will be reclassified into income over the next three months.

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

As of June 30, 2016, the Company maintains several forward interest rate cap agreements that were entered into in October 2015 with notional amounts totaling $3,500,000. These forward cap agreements will be effective June 29, 2018 and will have the economic effect of capping the LIBOR variable component of the Company’s interest rate at a maximum of 3.50% on an equivalent amount of its debt. These cap agreements expire on June 30, 2020. As of June 30, 2016, the total fair value of these cap agreements was an asset of approximately $2,698. During the six months ended June 30, 2016, the Company recorded a loss of $11,118 in other comprehensive income due to a decrease in the unrealized fair value of these cap agreements.

The Company also maintains several forward interest rate cap agreements that were entered into in November 2014 with notional amounts totaling $3,500,000. These forward cap agreements will be effective September 30, 2016 and will have the economic effect of capping the LIBOR variable component of the Company’s interest rate at a maximum of 3.50% on an equivalent amount of the Company’s debt. The cap agreements expire on June 30, 2018. As of June 30, 2016, the total fair value of these cap agreements was an asset of approximately $55. During the six months ended June 30, 2016, the Company recorded a loss of $1,256 in other comprehensive income due to a decrease in the unrealized fair value of these cap agreements.

As of June 30, 2016, the Company maintains several interest rate cap agreements that were entered into in March 2013 with notional amounts totaling $2,735,000 on the Company’s Term Loan B debt. These agreements have the economic effect of capping the LIBOR variable component of the Company’s interest rate at a maximum of 2.50% on an equivalent amount of the Company’s Term Loan B. During the six months ended June 30, 2016, the Company recognized debt expense of $1,220 from these caps. The cap agreements expire on September 30, 2016. As of June 30, 2016, the total fair value of these cap agreements was immaterial.

The following table summarizes the Company’s derivative instruments as of June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
Derivatives designated as hedging instruments	Balance sheet location	Fair value	Balance sheet location	Fair value
Interest rate swap agreements	Other short-term liabilities	$70	Other short-term assets	$516
Interest rate cap agreements	Other long-term assets	$2,753	Other long-term assets	$15,127

The following table summarizes the effects of the Company’s interest rate swap and cap agreements for the three and six months ended June 30, 2016 and 2015:

	Amount of (losses) gains					Amount of (losses) gains
	recognized in OCI on interest					reclassified from
	rate swap and cap agreements				Location of	accumulated OCI into income
	Three months ended		Six months ended		losses reclassified	Three months ended		Six months ended
	June 30,		June 30,		from accumulated	June 30,		June 30,
Derivatives designated as cash flow hedges	2016	2015	2016	2015	OCI into income	2016	2015	2016	2015
Interest rate swap agreements	$(168)	$(976)	$(860)	$(3,670)	Debt expense	$(123)	$(684)	$(274)	$(1,406)
Interest rate cap agreements	(4,115)	(3,049)	(12,374)	(9,806)	Debt expense	(610)	(610)	(1,220)	(1,220)
Tax benefit	1,667	1,572	5,149	5,263		285	505	581	1,025
Total	$(2,616)	$(2,453)	$(8,085)	$(8,213)		$(448)	$(789)	$(913)	$(1,601)

As of June 30, 2016, the interest rate on the Company’s Term Loan B debt is effectively fixed subject to an embedded LIBOR floor which is higher than actual LIBOR as of such date. The Term Loan B is also subject to interest rate caps if LIBOR should rise above 2.50%. See above for further details. Interest rates on the Company’s senior notes are fixed by their terms. The LIBOR variable component of the Company’s interest rate on the majority of the Company’s Term Loan A is economically fixed as a result of interest rate swaps.

As a result of embedded LIBOR floors on the Term Loan B debt agreement and the swap and cap agreements, the Company’s overall weighted average effective interest rate on the Senior Secured Credit Facilities was 3.52%, based on the current margins in effect of 2.00% for the Term Loan A and 2.75% for the Term Loan B, as of June 30, 2016.

The Company’s overall weighted average effective interest rate during the second quarter of 2016 was 4.42% and as of June 30, 2016 was 4.43%.

As of June 30, 2016, the Company had undrawn revolving credit facilities totaling $1,000,000, of which approximately $91,062 was committed for outstanding letters of credit. In addition, the Company has approximately $1,286 of committed letters of credit outstanding related to HCP, which is backed by a certificate of deposit.

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

Inquiries by the Federal Government and Certain Related Civil Proceedings

Vainer Private Civil Suit: As previously disclosed, the Company received a subpoena for documents from the Office of Inspector General (OIG) for the U.S. Department of Health and Human Services (HHS) relating to the pharmaceutical products Zemplar, Hectorol, Venofer, Ferrlecit and erythropoietin (EPO), as well as other related matters, covering the period from January 2003 to December 2008. The Company subsequently learned that the allegations underlying this inquiry were made as part of a civil complaint filed by relators, Daniel Barbir and Dr. Alon Vainer, pursuant to the qui tam provisions of the federal False Claims Act (FCA). The relators also alleged that the Company’s drug administration practices for the Company’s dialysis operations for Vitamin D and iron agents from 2003 through 2010 fraudulently created unnecessary waste, which was billed to and paid for by the government. In June 2015, the Company finalized the terms of the settlement with plaintiffs, including a settlement amount of $450,000 and attorney fees and other costs of $45,000 which was paid in 2015.

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

In addition to the subpoena described above, in June 2015, the Company received a subpoena from the OIG. This civil subpoena covers the period from January 1, 2008 through the present and seeks production of a wide range of documents relating to the Company’s and its subsidiaries’ (including HCP’s and its subsidiary JSA’s) provision of services to Medicare Advantage plans and related patient diagnosis coding and risk adjustment submissions and payments. The Company believes that the request is part of a broader industry investigation into Medicare Advantage patient diagnosis coding and risk adjustment practices and potential overpayments by the government. The information requested includes information relating to patient diagnosis coding practices for a number of conditions, including potentially improper historical HCP coding for a particular condition. With respect to that condition, the guidance related to that coding issue was discontinued following the Company’s November 1, 2012 acquisition of HCP, and the Company notified CMS in April 2015 of the coding practice and potential overpayments. The Company is cooperating with the government and is producing the requested information. In addition, the Company is continuing to review other HCP coding practices to determine whether there were any improper coding issues. In that regard, the Company has identified certain additional coding practices which may have been problematic and is in discussions with the DOJ about the scope and nature of a review of claims relating to those practices. In connection with the HCP merger, the Company has certain indemnification rights against the sellers and an escrow was established as security for the indemnification. The Company has submitted an indemnification claim against the sellers secured by the escrow for any and all liabilities incurred relating to these matters and intends to pursue recovery from the escrow. However, the Company can make no assurances that the indemnification and escrow will cover the full amount of the Company’s potential losses related to these matters.

2015 U.S. Department of Justice Vascular Access Investigation and Related Qui Tam Litigation: In November 2015, the Company announced that RMS Lifeline, Inc., a wholly-owned subsidiary of the Company that operates under the name Lifeline Vascular Access (Lifeline), received a Civil Investigative Demand (CID) from the DOJ. The CID relates to two vascular access centers in Florida that are part of Lifeline’s vascular access business. The CID covers the period from January 1, 2008 through the present. The Company acquired these two centers in December 2012. Based on the language of the CID, the DOJ appeared to be looking at whether angiograms performed at the two centers were medically unnecessary and therefore whether related claims filed with federal healthcare programs possibly violated the FCA. Lifeline does not perform dialysis services but instead provides vascular access management services for dialysis patients. The Company cooperated with the government and produced requested information. The DOJ investigation was initiated pursuant to a complaint brought under the qui tam provisions of the FCA (the Complaint). The Complaint was originally filed under seal in August 2014 in the U.S. District Court, Middle District of Florida, United States ex. rel James Spafford v. DaVita HealthCare Partners, Inc., et al., Case Number 6:14-cv-1251-Orl-41DAB. In December 2015, a First Amended Complaint was filed under seal. In May 2016, the First Amended Complaint was unsealed. The First Amended Complaint alleges violations of the FCA due to the submission of claims to the government for allegedly medically unnecessary angiograms and angiography procedures at the two vascular access centers. The Complaint covers alleged conduct dating from July 2008, prior to the Company’s acquisition of the centers, to the present. The DOJ has declined to intervene.

2016 U.S. Attorney Prescription Drug Investigation: In early February 2016, the Company announced that its pharmacy services wholly-owned subsidiary, DaVita Rx, received a CID from the U.S. Attorney’s Office for the Northern District of Texas. Based on the language of the CID, it appears the government is conducting an FCA investigation concerning allegations that DaVita Rx presented or caused to be presented false claims for payment to the government for prescription medications. The CID covers the period from January 1, 2006 through the present. In the spring of 2015, the Company initiated an internal compliance review of DaVita Rx during which it identified potential billing and operational issues. The Company notified the government in September 2015 that it was

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

conducting this review of DaVita Rx and began providing regular updates of its review. In the fourth quarter of 2015, the Company recorded an estimated accrual of $22,530 for potential damages and liabilities associated with write-offs and discounts of patient co-payment obligations, and credits to payors for returns of prescriptions drugs, related to DaVita Rx that were identified during the course of this internal compliance review. Upon completion of its review, the Company filed a self-disclosure with the OIG in early February 2016 and has been working to address and update the practices it identified in the self-disclosure, some of which overlap with information requested by the U.S. Attorney’s Office. The Company may accrue additional reserves for refunds and related damages and potential liabilities arising out of this review. The Company does not know if the U.S. Attorney’s Office, which is part of the DOJ, knew when it served the CID on the Company that it was already in the process of developing a self-disclosure to the OIG. The OIG informed the Company in late February that its submission was not accepted. They indicated that the OIG is not expressing an opinion regarding the conduct disclosed or the Company’s legal positions. The Company is cooperating with the government and is producing the requested information.

Solari Post-Acquisition Matter: In 2016, HCP Nevada disclosed to the OIG for HHS that proper procedures for clinical and eligibility determinations may not have been followed by Las Vegas Solari Hospice (Solari), which was acquired by HCP Nevada in March 2013. In June 2016, the Company was notified by the OIG the disclosure submission had been accepted into the OIG’s Self Disclosure Protocol. The Company recorded an estimated accrual of $16,000 for potential damages and liabilities associated with this matter. HCP Nevada had previously made a disclosure and repayment of overpayments to National Government Services (NGS), the Medicare Administrative Contractor for HCP Nevada, for claims submitted by Solari to the federal government prior to HCP’s acquisition of Solari and claims made to the government post-acquisition for which the sellers had certain responsibilities pursuant to a management services agreement. The Company may accrue additional reserves for potential damages and liabilities related to this matter. The Company is cooperating with the government in this matter.

Except for the private civil complaints filed by the relators as described above, to the Company’s knowledge, no proceedings have been initiated against the Company at this time in connection with any of the inquiries by the federal government. Although the Company cannot predict whether or when proceedings might be initiated or when these matters may be resolved, it is not unusual for inquiries such as these to continue for a considerable period of time through the various phases of document and witness requests and on-going discussions with regulators. In addition to the inquiries and proceedings specifically identified above, the Company is frequently subject to other inquiries by state or federal government agencies and/or private civil qui tam complaints filed by relators. Responding to subpoenas or government inquiries and defending the Company in relator proceedings has required and will continue to require management’s attention and significant legal expense. Any negative findings in any government inquiries or relator proceedings could result in substantial financial penalties or awards against the Company, exclusion from future participation in the Medicare and Medicaid programs and if criminal proceedings were initiated against the Company, possible criminal penalties. At this time, the Company cannot predict the ultimate outcome of these inquiries, or the potential outcome of the relators’ claims (except as described above), or the potential range of damages, if any.

Shareholder Derivative Claims

DaVita HealthCare Partners Inc. Derivative Litigation: On January 7, 2014, the U.S. District Court for the District of Colorado consolidated the two previously disclosed shareholder derivative lawsuits: the Haverhill Retirement System action filed on May 17, 2013 and the Clark Shareholder action filed on August 7, 2012. The court appointed Haverhill lead plaintiff. The complaints filed against the directors of the Company and against the Company, as nominal defendant allege, among other things, that the Company’s directors breached fiduciary duties to the Company relating to the 2010 and 2011 U.S. Attorney physician relationship investigations, the Vainer qui tam private civil suit described above and the Woodard qui tam private civil suit for which the Company previously announced a settlement in July 2012. The Company entered into a settlement with the lead plaintiff, which settlement (as previously disclosed), was described in a court-ordered notice sent to shareholders in late January 2015, and included enhancements to the Company’s corporate governance practices and provided that the Company will not oppose the derivative plaintiff’s application for an award of fees and expenses, the dollar amount of which is not material to the Company. The Court approved the settlement and entered an order granting final approval of the settlement on June 5, 2015 and final judgment in the case was entered on June 9, 2015.

Other

The Company received several notices of claims from commercial payors and other third parties related to historical billing practices and claims against DVA Renal Healthcare (formerly known as Gambro Healthcare), a subsidiary of the Company, related to historical Gambro Healthcare billing practices and other matters covered by its 2004 settlement agreement with the DOJ and certain agencies of the U.S. government. The Company has not received any further indication that any of these claims are active, except for one payor claim relating to a special needs plan, and some of the other claims may be barred by applicable statutes of limitations. The

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

Company is working to resolve the one active claim of which it is aware and, based on the dollar amount of the claim, expects that its eventual resolution will involve an amount that is immaterial.

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

The Company has certain other potential commitments to provide operating capital to several dialysis centers that are wholly-owned by third parties or centers in which the Company owns a minority equity investment as well as to physician-owned vascular access clinics or medical practices that the Company operates under management and administrative services agreements of approximately $3,700.

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

Long-term incentive program (LTIP) compensation includes both stock-based awards (principally stock-settled stock appreciation rights, restricted stock units and performance stock units) as well as long-term performance-based cash awards. Long-term incentive compensation expense, which is primarily general and administrative in nature, is attributed among the U.S. dialysis and related lab services business, the HCP business, corporate administrative support, and the ancillary services and strategic initiatives.

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

During the six months ended June 30, 2016, the Company granted 1,075 stock-settled stock appreciation rights with an aggregate grant-date fair value of $14,954 and a weighted-average expected life of approximately 4.2 years, and also granted 220 stock units with an aggregate grant-date fair value of $16,555 and a weighted-average expected life of approximately 3.4 years.

For the six months ended June 30, 2016 and 2015, the Company recognized $50,647 and $69,692, respectively, in total LTIP expense, of which $23,717 and $28,299, respectively, represented stock-based compensation expense for stock appreciation rights, stock units and discounted employee stock plan purchases, which are primarily included in general and administrative expense. The

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

estimated tax benefits recorded for stock-based compensation for the six months ended June 30, 2016 and 2015 was $8,160 and $10,028, respectively. As of June 30, 2016, the Company had $139,505 of total estimated unrecognized compensation costs for outstanding LTIP awards, including $70,835 related to stock-based compensation arrangements under the Company’s equity compensation and stock purchase plans. The Company expects to recognize the performance-based cash component of these LTIP costs over a weighted average remaining period of 1.1 years and the stock-based component of these LTIP costs over a weighted average remaining period of 1.4 years.

For the six months ended June 30, 2016 and 2015, the Company received $23,658 and $28,040, respectively, in actual tax benefits upon the exercise of stock awards.

12.	Share repurchases

During the six months ended June 30, 2016, the Company repurchased a total of 3,690 shares of its common stock for $249,481, or an average price of $67.61 per share.

On July 13, 2016, the Company’s Board of Directors approved an additional share repurchase authorization in the amount of $1,240,748. This recently approved share repurchase is in addition to the $259,252 remaining at that time under the Company’s Board of Directors’ prior share repurchase authorization announced in April 2015. As a result, the Company has a total of $1,500,000 available under the current Board authorizations for additional repurchases as of August 8, 2016. These share repurchase authorizations have no expiration dates. However, the Company is subject to share repurchase limitations under the terms of its Senior Secured Credit Facilities and the indentures governing its Senior Notes.

13.	Comprehensive income

	For the three months ended				For the six months ended
	June 30, 2016				June 30, 2016
	Interest		Foreign	Accumulated	Interest		Foreign	Accumulated
	rate swap		currency	other	rate swap		currency	other
	and cap	Investment	translation	comprehensive	and cap	Investment	translation	comprehensive
	agreements	securities	adjustments	(loss) income	agreements	securities	adjustments	(loss) income
Beginning balance	$(15,929)	$1,497	$(39,081)	$(53,513)	$(10,925)	$1,361	$(50,262)	$(59,826)
Unrealized (losses) gains	(4,283)	782	(4,844)	(8,345)	(13,234)	1,124	6,337	(5,773)
Related income tax benefit (expense)	1,667	(293)	—	1,374	5,149	(406)	—	4,743
	(2,616)	489	(4,844)	(6,971)	(8,085)	718	6,337	(1,030)
Reclassification from accumulated other comprehensive income into net income	733	—	—	733	1,494	(152)	—	1,342
Related income tax (expense) benefit	(285)	—	—	(285)	(581)	59	—	(522)
	448	—	—	448	913	(93)	—	820
Ending balance	$(18,097)	$1,986	$(43,925)	$(60,036)	$(18,097)	$1,986	$(43,925)	$(60,036)

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

14.	Acquisitions and divestitures

Sales of Tandigm Health and HCP Arizona business interests

Effective June 30, 2016, we sold a portion of HCP’s ownership interest in the Tandigm Health joint venture, reducing our ownership from fifty percent to nineteen percent and resulting in a gain of $40,280. In addition, on June 1, 2016, we sold our HCP Arizona business, resulting in a loss of $10,489.

Acquisition of Everett Clinic Medical Group (TEC)

On March 1, 2016, the Company completed its acquisition of TEC pursuant to an agreement and plan of merger dated November 23, 2015, whereby TEC became a 100% consolidated subsidiary of HCP. The total consideration paid at closing for all outstanding common units of TEC was approximately $398,094, net of cash acquired, plus the assumption of certain liabilities totaling approximately $7,284, subject to certain post-closing adjustments.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

The following table summarizes the assets acquired and liabilities assumed in the transaction and recognized at the acquisition date at their estimated fair values:

Six months ended
June 30, 2016
Current assets, net of cash acquired	$95,999
Property and equipment	108,533
Amortizable intangible and other long-term assets	34,050
Goodwill	244,502
Current liabilities assumed	(50,940)
Deferred income taxes	(16,881)
Noncontrolling interests assumed	(9,885)
Aggregate purchase price	$405,378

Amortizable intangible assets acquired in this acquisition had a weighted average estimated useful life of six years. None of the goodwill recognized in this acquisition is expected to be deductible for tax purposes.

The noncontrolling interests acquired as part of the acquisition are stated at estimated fair value based on the estimated fair values of the underlying assets and liabilities of each non-wholly-owned entity.

The operating results of TEC are included in the Company’s condensed consolidated financial statements effective March 1, 2016.

Other routine acquisitions

During the first six months of 2016, the Company acquired dialysis businesses and other businesses consisting of four dialysis centers located in the U.S., three dialysis centers located outside the U.S., and three other medical businesses for a total of $75,220 in net cash and deferred purchase price obligations totaling $3,387. The assets and liabilities for all acquisitions were recorded at their estimated fair values at the dates of the acquisitions and are included in the Company’s condensed consolidated financial statements, as are their operating results from the designated effective dates of the acquisitions. Certain income tax amounts are pending final evaluation and quantification of any pre-acquisition tax contingencies. In addition, valuation of medical claims liabilities and certain other working capital items relating to these acquisitions is pending final quantification.

The following table summarizes the assets acquired and liabilities assumed in these transactions and recognized at their acquisition dates at estimated fair values:

Six months ended
June 30, 2016
Current assets	$894
Property and equipment	3,058
Amortizable intangible and other long-term assets	5,509
Goodwill	76,510
Deferred income taxes	597
Noncontrolling interests assumed	(7,837)
Liabilities assumed	(124)
Aggregate purchase price	$78,607

Amortizable intangible assets acquired during the first six months of 2016 had weighted-average estimated useful lives of eight years. The majority of the intangible assets acquired during the first six months of 2016 relate to non-compete agreements having a weighted-average useful life and amortization period of seven years. The total amount of goodwill deductible for tax purposes associated with these acquisitions was approximately $72,190.

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

Pro forma financial information

The following summary, prepared on a pro forma basis, combines the results of operations as if the acquisitions and divestitures through June 30, 2016 had been consummated as of the beginning of 2016 and 2015, after including the impact of certain adjustments such as amortization of intangibles and income tax effects.

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(unaudited)
Pro forma net revenues	$3,709,756	$3,530,347	$7,346,872	$6,918,308
Pro forma net income attributable to DaVita HealthCare Partners Inc.	56,969	172,551	156,753	64,897
Pro forma basic net income per share attributable to DaVita HealthCare Partners Inc.	0.28	0.81	0.77	0.30
Pro forma diluted net income per share attributable to DaVita HealthCare Partners Inc.	0.27	0.79	0.75	0.30

Other pending transactions

On August 17, 2015, the Company entered into a definitive agreement to acquire Colorado-based Renal Ventures Limited, LLC (Renal Ventures), including a 100 percent interest in all dialysis centers owned by Renal Ventures, for approximately $415,000 in cash, subject to, among other things, adjustments for certain items such as working capital. Renal Ventures currently operates 36 dialysis clinics in six states serving approximately 2,400 patients, and also operates other ancillary businesses. The transaction is subject to approval by the Federal Trade Commission (FTC), including Hart-Scott-Rodino antitrust clearance. The Company anticipates that it will be required by the FTC to divest a certain number of outpatient dialysis centers as a condition of the transaction. The Company expects the transaction to close in 2016.

Contingent earn-out obligations

The Company has several contingent earn-out obligations associated with acquisitions that could result in the Company paying the former shareholders of acquired companies a total of up to $98,600 if certain EBITDA, operating income performance targets or quality margins are met over the next one to two years.

Contingent earn-out obligations are remeasured to fair value at each reporting date until the contingencies are resolved with changes in the liability due to the re-measurement recorded in earnings. See Note 16 to these condensed consolidated financial statements for further details. As of June 30, 2016, the Company has estimated the fair value of these contingent earn-out obligations to be $19,634, of which a total of $18,148 is included in other liabilities and the remaining $1,486 is included in other long-term liabilities in the Company’s condensed consolidated balance sheet.

The following is a reconciliation of changes in the contingent earn-out obligations for the six months ended June 30, 2016:

Beginning balance, January 1, 2016	$34,135
Remeasurement of fair value for contingent earn-out obligations	(3,304)
Payments on contingent earn-out obligations	(11,197)
$19,634

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

The Company has determined that substantially all of the entities it is associated with that qualify as VIEs must be included in its consolidated financial statements. The Company manages these entities and provides operating and capital funding as necessary for these entities to accomplish their operational and strategic objectives. A number of these entities are subject to nominee share ownership or share transfer restriction agreements that effectively transfer the majority of the economic risks and rewards of their ownership to the Company. In other cases, the Company’s management agreements with these entities include both financial terms and protective and participating rights to the entities’ operating, strategic and non-clinical governance decisions which transfer substantial powers over and economic responsibility for the entities to the Company. In some cases, such entities are subject to broad exclusivity or noncompetition restrictions that benefit the Company. Further, in some cases, the Company has contractual arrangements with the nominee owners that effectively indemnify these parties from the economic losses from, or entitle the Company to the economic benefits of, these entities.

The analyses upon which these consolidation determinations rest are complex, involve uncertainties, and require significant judgment on various matters, some of which could be subject to different interpretations. At June 30, 2016, these condensed consolidated financial statements include total assets of VIEs of $642,518 and total liabilities and noncontrolling interests of VIEs to third parties of $390,477.

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

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

The following table summarizes the Company’s assets, liabilities and temporary equity measured at fair value on a recurring basis as of June 30, 2016:

		Quoted prices in		Significant
		active markets for	Significant other	unobservable
		identical assets	observable inputs	inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Available-for-sale securities	$50,056	$50,056	$—	$—
Interest rate cap agreements	$2,753	$—	$2,753	$—
Funds on deposit with third parties	$77,320	$77,320	$—	$—
Liabilities
Contingent earn-out obligations	$19,634	$—	$—	$19,634
Interest rate swap agreements	$70	$—	$70	—
Temporary equity
Noncontrolling interests subject to put provisions	$936,903	$—	$—	$936,903

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

Other financial instruments consist primarily of cash, accounts receivable, life insurance contracts, accounts payable, other accrued liabilities and debt. The balances of the non-debt financial instruments are presented in the consolidated financial statements at June 30, 2016 at their approximate fair values due to the short-term nature of their settlements.

The carrying balance of the Company’s Senior Secured Credit Facilities totaled $4,330,000 as of June 30, 2016, and the fair value was approximately $4,357,000 based upon quoted market prices.

The carrying balance of the Company’s senior notes was $4,500,000 as of June 30, 2016 and their fair value was approximately $4,568,000, based upon quoted market prices.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

The following is a summary of segment net revenues, segment operating margin (loss), and a reconciliation of segment operating margin to consolidated income before income taxes:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Segment net revenues:
U.S. dialysis and related lab services
Patient service revenues:
External sources	$2,352,574	$2,237,630	$4,666,236	$4,391,924
Intersegment revenues	14,470	13,591	28,779	25,447
Total dialysis and related lab services revenues	2,367,044	2,251,221	4,695,015	4,417,371
Less: Provision for uncollectible accounts	(106,515)	(101,304)	(211,266)	(198,781)
Net dialysis and related lab services patient service revenues	2,260,529	2,149,917	4,483,749	4,218,590
Other revenues(1)	4,250	3,540	8,223	6,724
Total net dialysis and related lab services revenues	2,264,779	2,153,457	4,491,972	4,225,314
HCP
HCP revenues:
Capitated revenues	874,119	848,595	1,740,138	1,681,067
Net patient service revenues	156,307	82,236	264,545	162,446
Other revenues(2)	29,095	35,326	43,625	50,379
Intersegment capitated and other revenues	44	185	115	222
Total net HCP revenues	1,059,565	966,342	2,048,423	1,894,114
Other—Ancillary services and strategic initiatives
Net patient service revenues	56,860	39,052	108,244	74,676
Capitated revenues	23,707	17,595	44,735	35,638
Other external sources	327,254	271,948	634,307	518,510
Intersegment revenues	14,720	5,543	26,546	10,485
Total ancillary services and strategic initiatives revenues	422,541	334,138	813,832	639,309
Total net segment revenues	3,746,885	3,453,937	7,354,227	6,758,737
Elimination of intersegment revenues	(29,234)	(19,319)	(55,440)	(36,154)
Consolidated net revenues	$3,717,651	$3,434,618	$7,298,787	$6,722,583
Segment operating margin (loss):
U.S. dialysis and related lab services	$449,190	$437,844	$889,245	$333,355
HCP	(102,059)	72,336	(159,204)	132,630
Other—Ancillary services and strategic initiatives	(12,644)	(26,207)	(23,745)	(40,035)
Total segment operating margin	334,487	483,973	706,296	425,950
Reconciliation of segment operating margin to consolidated income before income taxes:
Corporate administrative support	(5,417)	(3,425)	(12,337)	(9,558)
Consolidated operating income	329,070	480,548	693,959	416,392
Debt expense	(102,894)	(104,248)	(205,778)	(201,640)
Debt redemption and refinancing charges	—	(48,072)	—	(48,072)
Other income, net	3,215	2,311	6,191	1,778
Consolidated income before income taxes	$229,391	$330,539	$494,372	$168,458

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

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

Depreciation and amortization expense by reportable segment is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
U.S. dialysis and related lab services	$119,350	$109,461	$235,887	$214,453
HCP	54,211	43,088	100,473	86,367
Ancillary services and strategic initiatives	6,820	6,294	13,376	11,812
	$180,381	$158,843	$349,736	$312,632

Summary of assets by reportable segment is as follows:

	June 30,	December 31,
	2016	2015
Segment assets
U.S. dialysis and related lab services (including equity investments of $34,688 and $29,801, respectively)	$11,532,690	$11,591,507
HCP (including equity investments of $9,796 and $22,714, respectively)	6,239,567	6,150,666
Other—Ancillary services and strategic initiatives (including equity investments of $19,936 and $20,853, respectively)	919,373	772,702
Consolidated assets	$18,691,630	$18,514,875

Expenditures for property and equipment by reportable segment is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
U.S. dialysis and related lab services	$150,932	$141,656	$284,380	$247,051
HCP	18,098	12,951	38,243	17,985
Ancillary services and strategic initiatives	16,410	14,845	36,004	25,837
	$185,440	$169,452	$358,627	$290,873

18.	Changes in DaVita HealthCare Partners Inc.’s ownership interest in consolidated subsidiaries

The effects of changes in DaVita HealthCare Partners Inc.’s ownership interest on the Company’s equity are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income attributable to DaVita HealthCare Partners Inc.	$53,382	$170,477	$150,816	$59,860
Increase in paid-in capital for sales of noncontrolling interests	(885)	—	—	—
Decrease in paid-in capital for the purchase of noncontrolling interests and adjustments to ownership interest	(1,193)	(8,421)	(4,530)	(8,421)
Net transfers to noncontrolling interests	(2,078)	(8,421)	(4,530)	(8,421)
Net income attributable to DaVita HealthCare Partners Inc., net of transfers to noncontrolling interests	$51,304	$162,056	$146,286	$51,439

19.	New accounting standards

The Company adopted Accounting Standards Update (ASU) No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis as of January 1, 2016. The amendments in this ASU modify, simplify and expand certain aspects of consolidation guidance, principally with respect to limited partnerships, service fee arrangements and related parties. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

The Company adopted ASU No. 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which amends ASC 350-40, Intangibles-Goodwill and Other-Internal-Use Software as of January 1, 2016. The provisions of this statement were applied prospectively. This ASU provides guidance to customers about whether a cloud computing arrangement includes a software license. If an arrangement includes a software license, the accounting for the license will be consistent with licenses of other intangible assets. If the arrangement does not include a license, the arrangement will be accounted for as a service contract. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

The Company adopted ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments as of January 1, 2016. The amendments in this ASU allow an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. This will be inclusive of the effect on earnings of changes in depreciation, amortization, or other income effects as a result of the change to provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this ASU were applied prospectively. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instrument – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendment will replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable supporting information to inform credit loss estimates. The amendments in this ASU are effective for the Company beginning January 1, 2020 and early adoption is permitted only as of January 1, 2019. The Company has not yet determined what the effects of adopting this ASU will be on its consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments in this ASU revise the accounting related to lessee accounting. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for substantially all leases with lease terms in excess of twelve months. The new lease guidance also simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. The amendments in this ASU are effective for the Company beginning on January 1, 2019 and should be applied through a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. The Company has assembled an internal lease task force that meets regularly to discuss and evaluate the overall impact of this guidance on the consolidated financial statements and related disclosures, as well as the expected timing and method of adoption. The Company believes that the new standard will have a material impact on its consolidated balance sheet but it will not have a material impact on its liquidity. The Company continues to evaluate the effect that the implementation of this standard will have on its consolidated financial statements and related disclosures.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In July 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date. This guidance approves a one-year deferral of the effective date of ASU 2014-09. The ASU now permits the Company to adopt this standard on January 1, 2018. Early application is permitted as of the initial effective date of January 1, 2017, but not prior to that date. In March, April and May 2016, the FASB issued ASU 2016-08, ASU 2016-10, ASU 2016-11, and ASU 2016-12, Revenue from Contracts with Customers (Topic 606), which amends the guidance in ASU 2014-09. The Company has assembled an internal revenue task force that meets regularly to discuss and evaluate the overall impact this guidance will have on various revenue streams in the consolidated financial statements and related disclosures, as well as the expected timing and method of adoption. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

20.	Subsequent events

On August 1, 2016, the Company consummated an agreement with Khazanah Nasional Berhad (Khazanah) and Mitsui and Co., Ltd (Mitsui) whereby Khazanah and Mitsui, subscribed to invest a total of $300,000 over three years in exchange for a 40% total equity interest in the Company’s Asia Pacific dialysis business. Khazanah and Mitsui each made related initial investments of $50,000 in this business on August 1, 2016. As a result of this transaction, the Company expects to deconsolidate its Asia Pacific dialysis business in the third quarter and recognize a material non-cash gain.

21.	Condensed consolidating financial statements

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

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

Condensed Consolidating Statements of Income

	DaVita		Non-
	HealthCare	Guarantor	Guarantor	Consolidating	Consolidated
For the three months ended June 30, 2016	Partners Inc.	subsidiaries	subsidiaries	adjustments	total
Patient service revenues	$—	$1,664,361	$947,087	$(40,794)	$2,570,654
Less: Provision for uncollectible accounts	—	(74,498)	(36,930)	—	(111,428)
Net patient service revenues	—	1,589,863	910,157	(40,794)	2,459,226
Capitated revenues	—	461,573	436,337	(84)	897,826
Other revenues	196,910	523,224	44,608	(404,143)	360,599
Total net revenues	196,910	2,574,660	1,391,102	(445,021)	3,717,651
Operating expenses	134,072	2,510,119	1,189,411	(445,021)	3,388,581
Operating income	62,838	64,541	201,691	—	329,070
Debt expense	(102,101)	(91,259)	(12,998)	103,464	(102,894)
Other income	98,654	5,421	2,604	(103,464)	3,215
Income tax expense	41,942	89,203	3,743	—	134,888
Equity earnings in subsidiaries	35,933	146,433	—	(182,366)	—
Net income	53,382	35,933	187,554	(182,366)	94,503
Less: Net income attributable to noncontrolling interests	—	—	—	(41,121)	(41,121)
Net income attributable to DaVita HealthCare Partners Inc.	$53,382	$35,933	$187,554	$(223,487)	$53,382

	DaVita		Non-
	HealthCare	Guarantor	Guarantor	Consolidating	Consolidated
For the three months ended June 30, 2015	Partners Inc.	subsidiaries	subsidiaries	adjustments	total
Patient service revenues	$—	$1,663,352	$735,456	$(35,229)	$2,363,579
Less: Provision for uncollectible accounts	—	(70,245)	(35,720)	—	(105,965)
Net patient service revenues	—	1,593,107	699,736	(35,229)	2,257,614
Capitated revenues	—	439,734	426,542	(86)	866,190
Other revenues	189,586	468,821	7,366	(354,959)	310,814
Total net revenues	189,586	2,501,662	1,133,644	(390,274)	3,434,618
Operating expenses	128,643	2,200,706	1,014,995	(390,274)	2,954,070
Operating income	60,943	300,956	118,649	—	480,548
Debt expense, including debt redemption charges	(150,105)	(85,119)	(11,480)	94,384	(152,320)
Other income	91,000	4,348	1,347	(94,384)	2,311
Income tax (benefit) expense	(1,667)	133,859	(9,430)	—	122,762
Equity earnings in subsidiaries	166,972	80,646	—	(247,618)	—
Net income	170,477	166,972	117,946	(247,618)	207,777
Less: Net income attributable to noncontrolling interests	—	—	—	(37,300)	(37,300)
Net income attributable to DaVita HealthCare Partners Inc.	$170,477	$166,972	$117,946	$(284,918)	$170,477

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

	DaVita		Non-
	HealthCare	Guarantor	Guarantor	Consolidating	Consolidated
For the six months ended June 30, 2016	Partners Inc.	subsidiaries	subsidiaries	adjustments	total
Patient service revenues	$—	$3,317,673	$1,810,929	$(80,210)	$5,048,392
Less: Provision for uncollectible accounts	—	(133,311)	(87,322)	—	(220,633)
Net patient service revenues	—	3,184,362	1,723,607	(80,210)	4,827,759
Capitated revenues	—	928,574	856,510	(211)	1,784,873
Other revenues	383,885	1,008,540	76,324	(782,594)	686,155
Total net revenues	383,885	5,121,476	2,656,441	(863,015)	7,298,787
Operating expenses	256,345	4,887,749	2,323,749	(863,015)	6,604,828
Operating income	127,540	233,727	332,692	—	693,959
Debt expense	(203,202)	(183,432)	(24,512)	205,368	(205,778)
Other income	197,214	9,757	4,588	(205,368)	6,191
Income tax expense	77,088	162,457	22,165	—	261,710
Equity earnings in subsidiaries	106,352	208,757	—	(315,109)	—
Net income	150,816	106,352	290,603	(315,109)	232,662
Less: Net income attributable to noncontrolling interests	—	—	—	(81,846)	(81,846)
Net income attributable to DaVita HealthCare Partners Inc.	$150,816	$106,352	$290,603	$(396,955)	$150,816

	DaVita		Non-
	HealthCare	Guarantor	Guarantor	Consolidating	Consolidated
For the six months ended June 30, 2015	Partners Inc.	subsidiaries	subsidiaries	adjustments	total
Patient service revenues	$—	$3,245,311	$1,459,299	$(69,216)	$4,635,394
Less: Provision for uncollectible accounts	—	(134,322)	(70,807)	—	(205,129)
Net patient service revenues	—	3,110,989	1,388,492	(69,216)	4,430,265
Capitated revenues	—	887,072	829,666	(33)	1,716,705
Other revenues	357,851	879,849	13,678	(675,765)	575,613
Total net revenues	357,851	4,877,910	2,231,836	(745,014)	6,722,583
Operating expenses	252,412	4,798,659	2,000,134	(745,014)	6,306,191
Operating income	105,439	79,251	231,702	—	416,392
Debt expense, including debt redemption charges	(245,583)	(170,902)	(20,766)	187,539	(249,712)
Other income	182,023	4,401	2,893	(187,539)	1,778
Income tax expense	15,847	4,624	16,358	—	36,829
Equity earnings in subsidiaries	33,828	125,702	—	(159,530)	—
Net income	59,860	33,828	197,471	(159,530)	131,629
Less: Net income attributable to noncontrolling interests	—	—	—	(71,769)	(71,769)
Net income attributable to DaVita HealthCare Partners Inc.	$59,860	$33,828	$197,471	$(231,299)	$59,860

Condensed Consolidating Statements of Comprehensive Income

	DaVita		Non-
	HealthCare	Guarantor	Guarantor	Consolidating	Consolidated
For the three months ended June 30, 2016	Partners Inc.	subsidiaries	subsidiaries	adjustments	total
Net income	$53,382	$35,933	$187,554	$(182,366)	$94,503
Other comprehensive loss	(1,530)	—	(4,844)	—	(6,374)
Total comprehensive income	51,852	35,933	182,710	(182,366)	88,129
Less: comprehensive income attributable to the noncontrolling interests	—	—	—	(41,270)	(41,270)
Comprehensive income attributable to DaVita HealthCare Partners Inc.	$51,852	$35,933	$182,710	$(223,636)	$46,859

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

	DaVita		Non-
	HealthCare	Guarantor	Guarantor	Consolidating	Consolidated
For the three months ended June 30, 2015	Partners Inc.	subsidiaries	subsidiaries	adjustments	total
Net income	$170,477	$166,972	$117,946	$(247,618)	$207,777
Other comprehensive (loss) income	(1,779)	—	5,025	—	3,246
Total comprehensive income	168,698	166,972	122,971	(247,618)	211,023
Less: comprehensive income attributable to the noncontrolling interests	—	—	—	(37,300)	(37,300)
Comprehensive income attributable to DaVita HealthCare Partners Inc.	$168,698	$166,972	$122,971	$(284,918)	$173,723

	DaVita		Non-
	HealthCare	Guarantor	Guarantor	Consolidating	Consolidated
For the six months ended June 30, 2016	Partners Inc.	subsidiaries	subsidiaries	adjustments	total
Net income	$150,816	$106,352	$290,603	$(315,109)	$232,662
Other comprehensive (loss) income	(6,398)	—	6,337	—	(61)
Total comprehensive income	144,418	106,352	296,940	(315,109)	232,601
Less: comprehensive income attributable to the noncontrolling interests	—	—	—	(81,995)	(81,995)
Comprehensive income attributable to DaVita HealthCare Partners Inc.	$144,418	$106,352	$296,940	$(397,104)	$150,606

	DaVita		Non-
	HealthCare	Guarantor	Guarantor	Consolidating	Consolidated
For the six months ended June 30, 2015	Partners Inc.	subsidiaries	subsidiaries	adjustments	total
Net income	$59,860	$33,828	$197,471	$(159,530)	$131,629
Other comprehensive loss	(6,502)	—	(12,860)	—	(19,362)
Total comprehensive income	53,358	33,828	184,611	(159,530)	112,267
Less: comprehensive income attributable to the noncontrolling interests	—	—	—	(71,769)	(71,769)
Comprehensive income attributable to DaVita HealthCare Partners Inc.	$53,358	$33,828	$184,611	$(231,299)	$40,498

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

Condensed Consolidating Balance Sheets

	DaVita		Non-
	HealthCare	Guarantor	Guarantor	Consolidating	Consolidated
As of June 30, 2016	Partners Inc.	subsidiaries	subsidiaries	adjustments	total
Cash and cash equivalents	$1,028,594	$35,769	$219,053	$—	$1,283,416
Accounts receivable, net	—	1,181,421	693,982	—	1,875,403
Other current assets	408,147	804,854	124,397	—	1,337,398
Total current assets	1,436,741	2,022,044	1,037,432	—	4,496,217
Property and equipment, net	278,446	1,625,879	1,068,082	—	2,972,407
Intangible assets, net	606	1,579,344	51,051	—	1,631,001
Investments in subsidiaries	9,075,477	1,615,926	—	(10,691,403)	—
Intercompany receivables	3,467,431	—	724,775	(4,192,206)	—
Other long-term assets and investments	66,191	56,011	108,846	—	231,048
Goodwill	—	7,877,424	1,483,533	—	9,360,957
Total assets	$14,324,892	$14,776,628	$4,473,719	$(14,883,609)	$18,691,630
Current liabilities	$346,065	$1,792,474	$507,123	$—	$2,645,662
Intercompany payables	—	2,712,065	1,480,141	(4,192,206)	—
Long-term debt and other long-term liabilities	8,641,063	1,196,612	312,687	—	10,150,362
Noncontrolling interests subject to put provisions	591,710	—	—	345,193	936,903
Total DaVita HealthCare Partners Inc. shareholders’ equity	4,746,054	9,075,477	1,615,926	(10,691,403)	4,746,054
Noncontrolling interests not subject to put provisions	—	—	557,842	(345,193)	212,649
Total equity	4,746,054	9,075,477	2,173,768	(11,036,596)	4,958,703
Total liabilities and equity	$14,324,892	$14,776,628	$4,473,719	$(14,883,609)	$18,691,630

	DaVita		Non-
	HealthCare	Guarantor	Guarantor	Consolidating	Consolidated
As of December 31, 2015	Partners Inc.	subsidiaries	subsidiaries	adjustments	total
Cash and cash equivalents	$1,186,636	$109,357	$203,123	$—	$1,499,116
Accounts receivable, net	—	929,390	794,838	—	1,724,228
Other current assets	431,504	769,947	78,485	—	1,279,936
Total current assets	1,618,140	1,808,694	1,076,446	—	4,503,280
Property and equipment, net	268,066	1,575,890	944,784	—	2,788,740
Intangible assets, net	540	1,634,920	51,866	—	1,687,326
Investments in subsidiaries	8,893,079	1,597,185	—	(10,490,264)	—
Intercompany receivables	3,474,133	—	701,814	(4,175,947)	—
Other long-term assets and investments	74,458	53,346	113,246	—	241,050
Goodwill	—	7,834,257	1,460,222	—	9,294,479
Total assets	$14,328,416	$14,504,292	$4,348,378	$(14,666,211)	$18,514,875
Current liabilities	$185,217	$1,730,123	$483,798	$—	$2,399,138
Intercompany payables	—	2,750,102	1,425,845	(4,175,947)	—
Long-term debt and other long-term liabilities	8,730,673	1,130,988	305,838	—	10,167,499
Noncontrolling interests subject to put provisions	541,746	—	—	322,320	864,066
Total DaVita HealthCare Partners Inc. shareholders’ equity	4,870,780	8,893,079	1,597,185	(10,490,264)	4,870,780
Noncontrolling interests not subject to put provisions	—	—	535,712	(322,320)	213,392
Total equity	4,870,780	8,893,079	2,132,897	(10,812,584)	5,084,172
Total liabilities and equity	$14,328,416	$14,504,292	$4,348,378	$(14,666,211)	$18,514,875

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

Condensed Consolidating Statements of Cash Flows

	DaVita		Non-
	HealthCare	Guarantor	Guarantor	Consolidating	Consolidated
For the six months ended June 30, 2016	Partners Inc.	subsidiaries	subsidiaries	adjustments	total
Cash flows from operating activities:
Net income	$150,816	$106,352	$290,603	$(315,109)	$232,662
Changes in operating assets and liabilities and non-cash items included in net income	(1,505)	219,697	179,676	315,109	712,977
Net cash provided by operating activities	149,311	326,049	470,279	—	945,639
Cash flows from investing activities:
Additions of property and equipment, net	(42,266)	(171,164)	(145,197)	—	(358,627)
Acquisitions	—	(462,592)	(10,722)	—	(473,314)
Proceeds from asset and business sales	—	17,393	—	—	17,393
Proceeds (purchases) from investment sales and other items, net	21,230	(10,869)	45,958	—	56,319
Net cash used in investing activities	(21,036)	(627,232)	(109,961)	—	(758,229)
Cash flows from financing activities:
Long-term debt and related financing costs, net	(42,493)	(13,917)	(4,823)	—	(61,233)
Intercompany borrowing (payments)	11,208	247,765	(258,973)	—	—
Other items	(255,032)	(6,253)	(81,036)	—	(342,321)
Net cash (used in) provided by financing activities	(286,317)	227,595	(344,832)	—	(403,554)
Effect of exchange rate changes on cash	—	—	444	—	444
Net (decrease) increase in cash and cash equivalents	(158,042)	(73,588)	15,930	—	(215,700)
Cash and cash equivalents at beginning of period	1,186,636	109,357	203,123	—	1,499,116
Cash and cash equivalents at end of period	$1,028,594	$35,769	$219,053	$—	$1,283,416

	DaVita		Non-
	HealthCare	Guarantor	Guarantor	Consolidating	Consolidated
For the six months ended June 30, 2015	Partners Inc.	subsidiaries	subsidiaries	adjustments	total
Cash flows from operating activities:
Net income	$59,860	$33,828	$197,471	$(159,530)	$131,629
Changes in operating assets and liabilities and non-cash items included in net income	(117,778)	215,135	53,015	159,530	309,902
Net cash (used in) provided by operating activities	(57,918)	248,963	250,486	—	441,531
Cash flows from investing activities:
Additions of property and equipment, net	(21,179)	(147,637)	(122,057)	—	(290,873)
Acquisitions	—	(44,740)	(319)	—	(45,059)
Proceeds from asset and business sales	—	3,415	—	—	3,415
(Purchases) proceeds from investment sales and other items, net	(604,922)	(833)	(9,065)	—	(614,820)
Net cash used in investing activities	(626,101)	(189,795)	(131,441)	—	(947,337)
Cash flows from financing activities:
Long-term debt and related financing costs, net	682,510	(7,922)	(6,596)	—	667,992
Intercompany borrowing (payments)	108,911	(60,132)	(48,779)	—	—
Other items	(121,059)	(10,840)	(61,000)	—	(192,899)
Net cash provided by (used in) financing activities	670,362	(78,894)	(116,375)	—	475,093
Effect of exchange rate changes on cash	—	—	(793)	—	(793)
Net (decrease) increase in cash and cash equivalents	(13,657)	(19,726)	1,877	—	(31,506)
Cash and cash equivalents at beginning of period	698,876	77,921	188,444	—	965,241
Cash and cash equivalents at end of period	$685,219	$58,195	$190,321	$—	$933,735

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

22.	Supplemental data

The following information is presented as supplemental data as required by the indentures governing the Company’s senior notes.

Condensed Consolidating Statements of Income

				Company and
	Consolidated	Physician	Unrestricted	Restricted
For the six months ended June 30, 2016	Total	Groups	Subsidiaries	Subsidiaries(1)
Patient service operating revenues	$5,048,392	$175,933	$—	$4,872,459
Less: Provision for uncollectible accounts	(220,633)	(5,830)	—	(214,803)
Net patient service operating revenues	4,827,759	170,103	—	4,657,656
Capitated revenues	1,784,873	802,431	—	982,442
Other revenues	686,155	29,970	—	656,185
Total net operating revenues	7,298,787	1,002,504	—	6,296,283
Operating expenses	6,604,828	998,744	(28)	5,606,112
Operating income	693,959	3,760	28	690,171
Debt expense, including refinancing charges	(205,778)	(8,405)	—	(197,373)
Other income	6,191	258	—	5,933
Income tax expense	261,710	9,504	11	252,195
Net income (loss)	232,662	(13,891)	17	246,536
Less: Net income attributable to noncontrolling interests	(81,846)	—	—	(81,846)
Net income (loss) attributable to DaVita HealthCare Partners Inc.	$150,816	$(13,891)	$17	$164,690

(1)	After elimination of the unrestricted subsidiaries and the physician groups.

Condensed Consolidating Statements of Comprehensive Income

				Company and
	Consolidated	Physician	Unrestricted	Restricted
For the six months ended June 30, 2016	Total	Groups	Subsidiaries	Subsidiaries(1)
Net income (loss)	$232,662	$(13,891)	$17	$246,536
Other comprehensive loss	(61)	—	—	(61)
Total comprehensive income (loss)	232,601	(13,891)	17	246,475
Less: comprehensive income attributable to the noncontrolling interests	(81,995)	—	—	(81,995)
Comprehensive income (loss) attributable to DaVita HealthCare Partners Inc.	$150,606	$(13,891)	$17	$164,480

(1)	After elimination of the unrestricted subsidiaries and the physician groups.

DAVITA HEALTHCARE PARTNERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

Condensed Consolidating Balance Sheets

				Company and
	Consolidated	Physician	Unrestricted	Restricted
As of June 30, 2016	Total	Groups	Subsidiaries	Subsidiaries(1)
Cash and cash equivalents	$1,283,416	$81,620	$—	$1,201,796
Accounts receivable, net	1,875,403	205,112	—	1,670,291
Other current assets	1,337,398	18,155	—	1,319,243
Total current assets	4,496,217	304,887	—	4,191,330
Property and equipment, net	2,972,407	1,502	—	2,970,905
Amortizable intangibles, net	1,631,001	5,393	—	1,625,608
Other long-term assets	231,048	74,090	2,796	154,162
Goodwill	9,360,957	16,234	—	9,344,723
Total assets	$18,691,630	$402,106	$2,796	$18,286,728
Current liabilities	$2,645,662	$225,660	$—	$2,420,002
Payables to parent	—	70,352	2,796	(73,148)
Long-term debt and other long-term liabilities	10,150,362	51,585	—	10,098,777
Noncontrolling interests subject to put provisions	936,903	—	—	936,903
Total DaVita HealthCare Partners Inc. shareholders’ equity	4,746,054	54,509	—	4,691,545
Noncontrolling interests not subject to put provisions	212,649	—	—	212,649
Shareholders’ equity	4,958,703	54,509	—	4,904,194
Total liabilities and shareholder’s equity	$18,691,630	$402,106	$2,796	$18,286,728

(1)	After elimination of the unrestricted subsidiaries and the physician groups.

Condensed Consolidating Statements of Cash Flows

				Company and
	Consolidated	Physician	Unrestricted	Restricted
For the six months ended June 30, 2016	Total	Groups	Subsidiaries	Subsidiaries(1)
Cash flows from operating activities:
Net income (loss)	$232,662	$(13,891)	$17	$246,536
Changes in operating and intercompany assets and liabilities and non-cash items included in net income	712,977	144,876	(17)	568,118
Net cash provided by operating activities	945,639	130,985	—	814,654
Cash flows from investing activities:
Additions of property and equipment	(358,627)	(350)	—	(358,277)
Acquisitions and divestitures, net	(473,314)	—	—	(473,314)
Proceeds from discontinued operations	17,393	—	—	17,393
Investments and other items	56,319	(1,465)	—	57,784
Net cash used in investing activities	(758,229)	(1,815)	—	(756,414)
Cash flows from financing activities:
Long-term debt	(61,233)	(4)	—	(61,229)
Intercompany	—	(135,791)	—	135,791
Other items	(342,321)	—	—	(342,321)
Net cash used in by financing activities	(403,554)	(135,795)	—	(267,759)
Effect of exchange rate changes on cash	444	—	—	444
Net decrease in cash	(215,700)	(6,625)	—	(209,075)
Cash and cash equivalents at beginning of period	1,499,116	88,245	—	1,410,871
Cash and cash equivalents at end of period	$1,283,416	$81,620	$—	$1,201,796

(1)	After elimination of the unrestricted subsidiaries and the physician groups.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking statements within the meaning of the federal securities laws. All statements that do not concern historical facts are forward-looking statements and include, among other things, statements about our expectations, beliefs, intentions and/or strategies for the future. These forward-looking statements include statements regarding our future operations, financial condition and prospects, expectations for treatment growth rates, revenue per treatment, expense growth, levels of the provision for uncollectible accounts receivable, operating income, cash flow, operating cash flow, estimated tax rates, capital expenditures, the development of new dialysis centers and dialysis center acquisitions, government and commercial payment rates, revenue estimating risk and the impact of our level of indebtedness on our financial performance, and including earnings per share. These statements involve substantial known and unknown risks and uncertainties that could cause our actual results to differ materially from those described in the forward-looking statements, including but not limited to, risks resulting from the concentration of profits generated by higher-paying commercial payor plans for which there is continued downward pressure on average realized payment rates, and a reduction in the number of patients under such plans, which may result in the loss of revenues or patients, and the extent to which the ongoing implementation of healthcare exchanges or changes in regulations or enforcement of regulations regarding the exchanges results in a reduction in reimbursement rates for our services from and/or the number of patients enrolled in higher-paying commercial plans, a reduction in government payment rates under the Medicare ESRD program or other government-based programs, the impact of the CMS Medicare Advantage benchmark structure, risks arising from potential federal and/or state legislation that could have an adverse effect on our operations and profitability, changes in pharmaceutical or anemia management practice patterns, payment policies, or pharmaceutical pricing, legal compliance risks, including our continued compliance with complex government regulations and the provisions of our current Corporate Integrity Agreement (CIA), and current or potential investigations by various government entities and related government or private-party proceedings, the restrictions on our business and operations required by the CIA and other settlement terms, and the financial impact thereof, continued increased competition from large- and medium-sized dialysis providers that compete directly with us, our ability to maintain contracts with physician medical directors, changing affiliation models for physicians, and the emergence of new models of care introduced by the government or private sector that may erode our patient base and reimbursement rates such as Accountable Care Organizations (ACOs), independent practice associations (IPAs) and integrated delivery systems, our ability to complete acquisitions, mergers or dispositions that we might be considering or announce, or to integrate and successfully operate any business we may acquire or have acquired, including HCP, or to expand our operations and services to markets outside the U.S., or to businesses outside of dialysis and HCP’s business, the variability of our cash flows, the risk that we might invest material amounts of capital and incur significant costs in connection with the growth and development of our international operations, yet we might not be able to operate them profitably anytime soon, if at all, risks arising from the use of accounting estimates, judgments and interpretations in our financial statements, risk of losing key HCP employees, potential disruption from the HCP transaction making it more difficult to maintain business and operational relationships with customers, partners, associated physicians and physician groups, hospitals and others, the risk that laws regulating the corporate practice of medicine could restrict the manner in which HCP conducts its business, the risk that the cost of providing services under HCP’s agreements may exceed our compensation, the risk that reductions in reimbursement rates, including Medicare Advantage rates, and future regulations may negatively impact HCP’s business, revenue and profitability, the risk that HCP may not be able to successfully establish a presence in new geographic regions or successfully address competitive threats that could reduce its profitability, the risk that a disruption in HCP’s healthcare provider networks could have an adverse effect on HCP’s business operations and profitability, the risk that reductions in the quality ratings of health maintenance organization plan customers of HCP could have an adverse effect on HCP’s business, or the risk that health plans that acquire health maintenance organizations may not be willing to contract with HCP or may be willing to contract only on less favorable terms, and the other risk factors set forth in Part II, Item 1A. of this Quarterly Report on Form 10-Q. We base our forward-looking statements on information currently available to us, and we undertake no obligation to update or revise any forward-looking statements, whether as a result of changes in underlying factors, new information, future events or otherwise.

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

The following is a summary of our consolidated operating results for the second quarter of 2016 compared with the prior sequential quarter and the same quarter of 2015, as well as the six months ended June 30, 2016 compared to the same period in 2015.

	Three months ended						Six months ended
	June 30,		March 31,		June 30,		June 30,		June 30,
	2016		2016		2015		2016		2015
	(dollar amounts rounded to nearest million)
Net revenues:
Patient service revenues	$2,570		$2,478		$2,364		$5,048		$4,635
Less: Provision for uncollectible accounts	(111)		(109)		(106)		(220)		(205)
Net patient service revenues	2,459		2,369		2,258		4,828		4,430
Capitated revenues	898		887		866		1,785		1,717
Other revenues	361		325		311		686		576
Total consolidated net revenues	3,718	100%	3,581	100%	3,435	100%	7,299	100%	6,723	100%
Operating expenses and charges:
Patient care costs	2,671	72%	2,582	72%	2,446	71%	5,253	72%	4,809	72%
General and administrative	387	10%	386	11%	352	10%	774	11%	694	10%
Depreciation and amortization	180	5%	169	5%	159	5%	350	5%	313	5%
Provision for uncollectible accounts	4	—	3	—	2	—	6	—	4	—
Equity investment loss (income)	1	—	(1)	—	(5)	—	(1)	—	(8)	—
Goodwill impairment charges	176	5%	77	2%	—	—	253	3%	—	—
Gain on sales of business interests, net	(30)	(1)%	—	—	—	—	(30)	—	—	—
Settlement charge	—	—	—	—	—	—	—	—	495	7%
Total operating expenses and charges	3,389	91%	3,216	90%	2,954	86%	6,605	91%	6,307	94%
Operating income	$329	9%	$365	10%	$481	14%	$694	9%	$416	6%

The following table summarizes consolidated net revenues for our Kidney Care division and our HCP division:

	Three months ended			Six months ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2016	2016	2015	2016	2015
	(dollar amounts rounded to nearest million)
Net revenues:
Kidney Care:
U.S. dialysis and related lab services patient service revenues	$2,367	$2,328	$2,252	$4,695	$4,418
Less: Provision for uncollectible accounts	(107)	(105)	(101)	(211)	(199)
U.S. dialysis and related lab services net patient service revenues	2,260	2,223	2,151	4,484	4,219
Other revenues	4	4	3	8	7
Total net U.S. dialysis and related lab services revenues	2,264	2,227	2,154	4,492	4,226
Other—Ancillary services and strategic initiatives revenues	342	319	277	661	529
Other—Capitated revenues	24	21	18	45	36
Other—Ancillary services and strategic initiatives net patient service revenues (less provision for uncollectible accounts)	57	51	39	108	74
Total net other-ancillary services and strategic initiatives revenues	423	391	334	814	639
Elimination of intersegment and division revenues	(29)	(26)	(19)	(55)	(36)
Total Kidney Care net revenues	2,658	2,592	2,469	5,251	4,829
HCP:
HCP capitated revenues	874	866	848	1,740	1,681
HCP net patient service revenues (less provision for uncollectible accounts)	156	108	82	265	162
Other revenues	30	15	36	43	51
Total net HCP revenues	1,060	989	966	2,048	1,894
Total consolidated net revenues	$3,718	$3,581	$3,435	$7,299	$6,723

The following table summarizes consolidated operating income and adjusted consolidated operating income:

	Three months ended			Six months ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2016	2016	2015	2016	2015
	(dollar amounts rounded to nearest million)
Operating income (loss):
Kidney Care:
U.S. dialysis and related lab services	$449	$440	$438	$889	$333
Other—Ancillary services and strategic initiatives losses	(13)	(11)	(26)	(24)	(40)
Corporate administrative support	(5)	(7)	(3)	(12)	(10)
Total kidney care operating income	431	422	409	853	283
HCP	(102)	(57)	72	(159)	133
Total consolidated operating income	329	365	481	694	416
Reconciliation of non-GAAP measures:
Add:
Goodwill impairment charges	176	77	4	253	4
Gain on sale of Tandigm interest	(40)	—	—	(40)	—
Loss on sale of HCP Arizona	10	—	—	10	—
Hospice accrual	—	16	—	16	—
Settlement charge	—	—	—	—	495
Adjusted consolidated operating income(1)	$475	$458	$485	$933	$915

(1)

For the three months ended June 30, 2016 and March 31, 2016, and the six months ended June 30, 2016, we have excluded the goodwill impairment charges of $176 million, $77 million, and $253 million, respectively, related to certain HCP reporting units. For the three and six months ended June 30, 2016 we have also excluded a gain related to the partial sale of our interest in Tandigm of $40 million and a loss on the HCP Arizona sale of $10 million. In addition, for the three months ended March 31, 2016 and the six months ended June 30, 2016 we have excluded an estimated accrual for damages and liabilities associated with our HCP Nevada hospice business of $16 million. For the three months and six months ended June 30, 2015, we have excluded a goodwill impairment charge of $4 million related to our international operations. For the six months ended June 30, 2015, we have excluded $495 million related to a settlement charge in connection with a private civil suit. These are non-GAAP measures and are not intended as substitutes for the GAAP equivalent measures. We have presented these adjusted amounts because management believes that these presentations enhance a user’s understanding of our normal consolidated operating income by excluding certain items which we do not believe are indicative of our ordinary results of operations. As a result, adjusting for these amounts allows for a more meaningful comparison to our prior period results.

Consolidated net revenues

Consolidated net revenues for the second quarter of 2016 increased by approximately $137 million, or 3.8%, as compared to the first quarter of 2016. The increase in consolidated net revenues was primarily due to an increase of approximately $37 million associated with the U.S. dialysis and related lab services’ net revenues, principally due to acquired and non-acquired treatment growth and a slight improvement in our commercial payor mix. Additionally, consolidated net revenues were positively impacted by an increase of approximately $71 million associated with HCP. The increase in HCP net revenues was primarily related to an increase in fee-for-service (FFS) revenue due to acquisitions, senior capitated revenues due to non-acquired growth and in commercial risk sharing revenue, as discussed below, partially offset by a decrease in senior revenue due to the sale of HCP Arizona, and a decrease in commercial and Medicaid members to whom HCP provides health care services. The overall increase in consolidated net revenues benefited from an increase of approximately $32 million associated with our ancillary services and strategic initiatives revenues, primarily driven by an increase in pharmacy services due to an increase in pharmaceutical rates and dispensing volume, an increase in our VillageHealth Special Needs Plan revenue and growth in our international operations.

Consolidated net revenues for the second quarter of 2016 increased by approximately $283 million, or 8.2%, as compared to the second quarter of 2015. The increase in consolidated net revenues was primarily due to an increase of $110 million in the U.S. dialysis and related lab services’ net revenues, primarily as a result of volume growth from acquired and non-acquired treatment growth, and an increase in our average dialysis revenue per treatment of approximately $3, as discussed below. The increase in consolidated net revenues was also due to an increase in HCP net revenues of $94 million, primarily due to an increase in FFS revenues from acquisitions, an increase in commercial risk sharing revenue and an increase in the number of senior capitated members from non-acquired growth. This growth in consolidated net revenues was partially offset by a decrease in revenue due to the sale of HCP Arizona, a decrease in Medicare Advantage rates and in commercial and Medicaid members to whom HCP provides health care services. In addition, the increase in consolidated net revenues was due to an increase of approximately $89 million in our ancillary services and strategic initiatives, primarily from growth in our pharmacy services, an increase in VillageHealth Special Needs Plan revenue, and growth in our international operations.

Consolidated net revenues for the six months ended June 30, 2016 increased by approximately $576 million, or 8.6%, as compared to the same period in 2015. The increase in consolidated net revenues was primarily due to an increase of $266 million in the U.S. dialysis and related lab services’ net revenues, primarily as a result of volume growth from acquired and non-acquired treatment growth, an increase in our average dialysis revenue per treatment of approximately $4, and one additional treatment day in the six months ended June 30, 2016. The increase in consolidated net revenues was also due to an increase in HCP net revenues of $154 million, primarily due to an increase in the number of senior capitated members from acquisitions and non-acquired growth, and an increase in FFS revenues from acquisitions. This growth in consolidated net revenues was partially offset by a decrease in Medicare Advantage rates and in commercial and Medicaid members to whom HCP provides health care services. In addition, the increase in consolidated net revenues was due to an increase of approximately $175 million in our ancillary services and strategic initiatives, primarily from growth in our pharmacy services, an increase in our VillageHealth Special Needs Plans revenue and growth in our international operations.

Consolidated operating income

Consolidated operating income for the second quarter of 2016, which includes goodwill impairment charges of $176 million related to certain HCP reporting units, a gain related to the partial sale of our interest in Tandigm of $40 million and a loss on the sale of HCP Arizona of $10 million, as discussed below, decreased by approximately $36 million as compared to the first quarter of 2016, which included goodwill and impairment charges of $77 million related to an HCP reporting unit, as well as an estimated accrual for damages and liabilities associated with our HCP Nevada hospice business of $16 million. Excluding these items from their respective quarters, adjusted consolidated operating income for the second quarter of 2016 would have increased by $17 million. Adjusted consolidated operating income increased primarily due to acquired and non-acquired treatment growth and a slight improvement in commercial payor mix in our U.S. dialysis and related lab services’ net revenues. Adjusted consolidated operating income also benefited from an increase in FFS revenues due to acquisitions and an increase in senior capitated revenue due to non-acquired growth. Adjusted consolidated operating income was negatively impacted by higher professional fees, insurance costs and medical claims expense.

Consolidated operating income for the second quarter of 2016, which includes goodwill impairment charges of $176 million related to certain HCP reporting units, a gain related to the partial sale of our interest in Tandigm of $40 million and a loss on the sale of HCP Arizona of $10 million, as discussed below, decreased by $152 million as compared to the second quarter in 2015, which included a goodwill impairment charge of $4 million related to our international operations. Excluding these items from their respective quarters, adjusted consolidated operating income for the second quarter of 2016 would have decreased by $10 million. Adjusted consolidated operating income decreased primarily due an increase in medical claims expense and an increase in corporate administrative support costs at HCP as well as higher patient care costs related to U.S. dialysis and related lab services, as discussed below. This decrease was partially offset by acquired and non-acquired treatment growth in our U.S. dialysis and related lab services business as well as an increase in average dialysis revenue per treatment of approximately $3 per treatment. Adjusted consolidated operating income also benefited from improvement in adjusted operating losses in our ancillary services and strategic initiatives.

Consolidated operating income for the six months ended June 30, 2016, which includes goodwill impairment charges of $253 million related to certain HCP reporting units, a gain related to the partial sale of our interest in Tandigm of $40 million, a loss on the sale of HCP Arizona of $10 million, and an estimated accrual for damages and liabilities associated with our HCP Nevada hospice business of $16 million, increased by approximately $278 million as compared to the same period in 2015, which included a settlement charge of $495 million and a goodwill impairment charge of $4 million related to our international operations. Excluding these items from their respective periods, adjusted consolidated operating income for the six months ended June 30, 2016 would have increased by $18 million, or 2.0%. Adjusted consolidated operating income increased primarily due to acquired and non-acquired treatment growth, an increase in average dialysis revenue per treatment of approximately $4, and one additional treatment day in the six months ended June 30, 2016 in our U.S. dialysis and related lab services business. Our other ancillary services and strategic initiatives also saw a decrease in their total adjusted operating losses of $12 million, as discussed below. The increase in adjusted consolidated operating income was partially offset by a $53 million decrease in HCP’s adjusted operating income for the six months ended June 30, 2016 as compared to the same period in 2015. The decrease was primarily attributable to higher medical claims expense and an increase in corporate administrative support costs due to growth initiatives and acquisitions. Additionally, adjusted consolidated operating income was negatively impacted by higher patient care costs driven by increases in labor and benefits costs and pharmaceutical unit costs.

U.S. dialysis and related lab services business

Results of operations

	Three months ended			Six months ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2016	2016	2015	2016	2015
	(dollar amounts rounded to nearest million, except per treatment data)
Net revenues:
Dialysis and related lab services patient service revenues	$2,367	$2,328	$2,252	$4,695	$4,418
Less: Provision for uncollectible accounts	(107)	(105)	(101)	(211)	(199)
Dialysis and related lab services net patient service revenues	2,260	2,223	2,151	4,484	4,219
Other revenues	4	4	3	8	7
Total net dialysis and related lab services revenues	2,264	2,227	2,154	4,492	4,226
Operating expenses and charges:
Patient care costs	1,515	1,496	1,436	3,012	2,833
General and administrative	185	179	174	364	358
Depreciation and amortization	119	116	110	236	215
Settlement charge	—	—	—	—	495
Equity investment income	(4)	(4)	(4)	(9)	(8)
Total operating expenses and charges	1,815	1,787	1,716	3,603	3,893
Operating income	449	440	438	889	333
Reconciliation of non-GAAP measures:
Settlement charge	—	—	—	—	495
Adjusted operating income(1)	$449	$440	$438	$889	$828
Dialysis treatments	6,745,610	6,639,874	6,463,058	13,385,484	12,725,693
Average dialysis treatments per treatment day	86,482	85,236	82,860	85,859	82,314
Average dialysis and related lab services revenue per treatment	$351	$351	$348	$351	$347

(1)

For the six months ended June 30, 2015 we have excluded $495 million related to a settlement charge in connection with a private civil suit. This is a non-GAAP measure and is not intended as a substitute for the GAAP equivalent measure. We have presented this adjusted amount because management believes that this presentation enhances a user’s understanding of our normal operating income by excluding an item which we do not believe is indicative of our ordinary results of operations. As a result, adjusting for this amount allows for a more meaningful comparison to our prior period results.

Net revenues

Dialysis and related lab services’ net revenues for the second quarter of 2016 increased by approximately $37 million, or approximately 1.7%, as compared to the first quarter of 2016. The increase in dialysis and related lab services’ net revenues was due to an increase in the number of treatments, primarily due to acquired and non-acquired treatment growth. Dialysis and related lab services’ net revenues also benefited from a slight increase in our average commercial payment rates due to improvements in our commercial payor mix, partially offset by lower average commercial rates and seasonally lower acute mix.

Dialysis and related lab services’ net revenues for the second quarter of 2016 increased by approximately $110 million, or approximately 5.1%, as compared to the second quarter of 2015. The increase in net revenues was principally due to volume growth from additional treatments and an increase in our average dialysis revenue per treatment of approximately $3. The increase in the number of treatments was primarily attributable to acquired and non-acquired treatment growth. The increase in our average dialysis revenue per treatment was primarily due to improvements in our commercial payor mix and an increase in our average commercial payment rates.

Dialysis and related lab services’ net revenues for the six months ended June 30, 2016 increased by approximately $266 million, or approximately 6.3%, as compared to the same period in 2015. The increase in net revenues was principally due to volume growth from additional treatments due to acquired and non-acquired treatment growth, as well as one additional treatment day in the six months ended June 30, 2016 as compared to the same period in 2015. Dialysis and related lab services’ net revenues also benefited from an increase in our average dialysis revenue per treatment of approximately $4, primarily due to improvements in our commercial payor mix and an increase in our average commercial payment rate.

Provision for uncollectible accounts. The provision for uncollectible accounts receivable for dialysis and related lab services was 4.5% for the second and first quarters of 2016 and for the second quarter of 2015. We continue to experience high levels of non-covered Medicare write-offs due to non-covered Medicare co-pays. We assess our level of the provision for uncollectible accounts based upon our historical cash collection experience and trends, and have and will continue to adjust the provision as necessary as a result of changes in our cash collections.

Operating expenses and charges

Patient care costs. Dialysis and related lab services’ patient care costs of approximately $225 per treatment for the second quarter of 2016 was flat as compared to the first quarter of 2016. Patient care costs per treatment decreased due to lower payroll taxes and a slight improvement in productivity. This decrease was offset by an increase in professional fees, insurance costs, and travel expenses related to management meetings.

Dialysis and related lab services’ patient care costs per treatment for the second quarter of 2016 increased by approximately $3 per treatment as compared to the second quarter of 2015. The increase was primarily attributable to an increase in labor and benefits costs due to a decrease in productivity. Patient care costs were also negatively impacted by an increase in insurance costs and pharmaceutical unit costs. These increases were partially offset by a decrease in professional fees and a decrease in pharmaceutical intensity.

Dialysis and related lab services’ patient care costs per treatment for the six months ended June 30, 2016 increased by approximately $2 per treatment as compared to the same period in 2015. The increase was primarily attributable to an increase in labor and benefits costs and pharmaceutical unit costs. These increases were partially offset by a decrease in professional fees.

General and administrative expenses. Dialysis and related lab services’ general and administrative expenses of approximately $185 million in the second quarter of 2016 increased by approximately $6 million as compared to the first quarter of 2016. The increase in general and administrative expenses was primarily due to an increase in occupancy and utility costs and an increase in legal costs related to compliance.

Dialysis and related lab services’ general and administrative expenses for the second quarter of 2016 increased by approximately $11 million as compared to the second quarter of 2015, primarily due to an increase in labor costs and related taxes, partially offset by a decrease in long-term incentive compensation costs.

Dialysis and related lab services’ general and administrative expenses for the six months ended June 30, 2016 increased by approximately $6 million as compared to the same period in 2015, primarily due to an increase in labor costs and related payroll taxes, partially offset by a decrease in professional fees and long-term incentive compensation costs.

Depreciation and amortization. Depreciation and amortization for dialysis and related lab services was approximately $119 million for the second quarter of 2016, $116 million for the first quarter of 2016, and $110 million for the second quarter of 2015. The increase in depreciation and amortization in the second quarter of 2016, as compared to the first quarter of 2016 and the second quarter of 2015, was primarily due to growth in newly developed centers and from acquired centers, as well as upgrades in our clinical network.

Equity investment income. Equity investment income for dialysis and related lab services was flat at approximately $4 million for the second and first quarters of 2016, as well as the second quarter of 2015.

Accounts receivable

Our dialysis and related lab services’ accounts receivable balances, net of the provision for uncollectible accounts, at June 30, 2016 and March 31, 2016, were $1,273 million and $1,297 million, respectively, which represented approximately 52 days and 54 days, respectively. The decrease in day sales outstanding (DSO) in the second quarter of 2016 was primarily due to an increase in cash collections. Our DSO calculation is based on the current quarter’s average revenues per day. There were no significant changes during the second quarter of 2016 from the first quarter of 2016 in the amount of unreserved accounts receivable over one year old or the amounts pending approval from third-party payors.

Segment operating income

Dialysis and related lab services’ operating income for the second quarter of 2016 increased by approximately $9 million as compared to the first quarter of 2016. The increase in operating income was primarily due to non-acquired and acquired treatment growth and a slight improvement in our commercial payor mix, as well as lower payroll taxes and improvements in productivity. This increase was partially offset by an increase in professional fees, legal costs related to compliance matters, and general and administrative costs.

Dialysis and related lab services’ operating income for the second quarter of 2016 increased by approximately $11 million as compared to the second quarter of 2015. This increase in operating income was primarily attributable to volume growth in revenues from additional treatments as a result of acquired and non-acquired treatment growth, and an increase in our average dialysis revenue per treatment of approximately $3, as discussed above. Operating income was negatively impacted by higher patient care costs driven by increases in labor and benefits costs, insurance costs and pharmaceutical unit costs.

Dialysis and related lab services’ operating income for the six months ended June 30, 2016 increased by approximately $556 million as compared to the same period in 2015, which included a loss contingency accrual of $495 million. Excluding this item from the second quarter of 2015, adjusted dialysis and related lab services’ operating income would have increased by $61 million. This increase in adjusted operating income was primarily attributable to volume growth in revenues from additional treatments as a result of acquired and non-acquired treatment growth, an increase in our average dialysis revenue per treatment of approximately $4, as discussed above, as well as one additional treatment day in the six months ended June 30, 2016 as compared to the same period in 2015. Adjusted operating income was negatively impacted by higher patient care costs driven by increases in labor and pharmaceutical unit costs.

HCP business

Results of operations

	Three months ended			Six months ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2016	2016	2015	2016	2015
	(dollar amounts rounded to nearest millions)
Net revenues:
HCP capitated revenue	$874	$866	$848	$1,740	$1,681
Patient service revenue	160	112	86	274	168
Less: Provision for uncollectible accounts	(4)	(4)	(4)	(9)	(6)
Net patient service revenue	156	108	82	265	162
Other revenues	30	15	36	43	51
Total net revenues	$1,060	$989	$966	$2,048	$1,894
Operating expenses:
Patient care costs	$840	$794	$750	$1,633	$1,482
General and administrative expense	118	127	102	244	194
Depreciation and amortization	54	46	43	100	86
Goodwill impairment charges	176	77	—	253	—
Gain on sales of business interests, net	(30)	—	—	(30)	—
Equity investment income (loss)	4	2	(1)	7	(1)
Total expenses	1,162	1,046	894	2,207	1,761
Operating (loss) income	(102)	(57)	72	(159)	133
Reconciliation of non-GAAP:
Add:
Goodwill impairment charges	176	77	—	253	—
Loss on sale of HCP Arizona	10	—	—	10	—
Hospice accrual	—	16	—	16	—
Less: Gain on sale of Tandigm	(40)	—	—	(40)	—
Adjusted operating income(1)	$44	$36	$72	$80	$133

(1)

For the three months ended June 30, 2016 and March 31, 2016, and the six months ended June 30, 2016, we have excluded the goodwill impairment charges of $176 million, $77 million, and $253 million, respectively, related to certain HCP reporting units. For the three and six months ended June 30, 2016, we have also excluded a gain related to the partial sale of our interest in Tandigm of $40 million and a loss on the sale of HCP Arizona of $10 million. In addition, for the three months ended March 31, 2016 and the six months ended June 30, 2016 we have excluded an estimated accrual for damages and liabilities associated with our HCP Nevada hospice business of $16 million. These are non-GAAP measures and are not intended as substitutes for the GAAP equivalent measures. We have presented these adjusted amounts because management believes that these presentations enhance a user’s understanding of our normal operating income by excluding certain items which we do not believe are indicative of our ordinary results of operations. As a result, adjusting for these amounts allows for a more meaningful comparison to our prior period results.

Capitated membership information

The following table provides (i) the total number of capitated members to whom HCP provided healthcare services as of June 30, 2016, March 31, 2016 and June 30, 2015 and (ii) the aggregate member months for the three and six months ended June 30, 2016 and June 30, 2015, and the three months ended March 31, 2016. Member months represent the aggregate number of months of healthcare services HCP has provided to capitated members during a period of time:

	Members at			Member months for
				Three months ended			Six months ended
	June 30,	March 31,	June 30,	June 30,	March 31,	June 30,	June 30,	June 30,
	2016	2016	2015	2016	2016	2015	2016	2015
Payor classification:
Senior	305,400	325,800	319,700	957,400	975,300	941,900	1,932,700	1,872,700
Commercial	345,600	347,300	377,300	1,037,500	1,048,600	1,134,500	2,086,100	2,267,400
Medicaid	110,400	114,000	129,500	333,000	342,500	396,000	675,500	814,700
	761,400	787,100	826,500	2,327,900	2,366,400	2,472,400	4,694,300	4,954,800

In addition to the members above, HCP provided healthcare services to members in two of its operating unconsolidated joint ventures that are accounted for as equity investments. These joint ventures provided healthcare services for approximately 142,600, 140,900, and 134,800 members as of June 30, 2016, March 31, 2016 and June 30, 2015, respectively, and for approximately 427,200, 416,800, and 403,500 member months for the quarters ended June 30, 2016, March 31, 2016 and June 30, 2015, respectively. The increase in members and member months was due to an increase in enrollment of members at Tandigm Health (Tandigm). Effective June 30, 2016 we sold a partial interest in Tandigm reducing our ownership from fifty percent to nineteen percent.

Members and member months for the second quarter of 2016 decreased from the first quarter of 2016 primarily due to the sale of HCP Arizona, which impacted senior members, partially offset by an increase in senior members due to non-acquired growth. In addition, members and member months decreased due to a planned non-renewal of certain Medicaid contracts and a decrease in commercial members as employers shift to less expensive options for medical services for their employees.

Members and member months for the second quarter of 2016 decreased from the second quarter of 2015 primarily due to the decreases described above. These decreases were partially offset by increased senior members resulting from non-acquired growth.

Members and member months for the six months ended June 30, 2016 decreased from the same period in 2015 primarily due to the decreases described above. These decreases were partially offset by increased senior members resulting from new acquisitions and non-acquired growth.

Revenues

The following table provides HCP’s revenue by source:

	Three months ended			Six months ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2016	2016	2015	2016	2015
	(dollars rounded to nearest millions)
HCP revenues:
Senior revenues	$638	$648	$623	$1,286	$1,225
Commercial revenues	189	172	177	361	362
Medicaid revenues	47	46	48	93	94
Total capitated revenues	$874	$866	$848	$1,740	$1,681
Patient service revenue, net of provision for uncollectible accounts	156	108	82	265	162
Other revenues	30	15	36	43	51
Total net revenues	$1,060	$989	$966	$2,048	$1,894

Net revenues

HCP’s net revenue for the second quarter of 2016 increased by approximately $71 million, or 7.2%, as compared to the first quarter of 2016. The increase in revenue was primarily driven by an increase in FFS revenue, due to a full quarter of revenue from the TEC acquisition, an increase in commercial risk sharing revenue due to commercial revenue adjustments, and an increase in senior capitated revenue due to non-acquired growth. These increases were partially offset by a decrease in senior revenue due to the sale of HCP Arizona, as discussed below, a decrease in commercial members as employers shift to less expensive options for medical services for their employees, a decrease in Medicare Advantage rates, as described below, and a decrease in Medicaid members due to planned non-renewal of certain Medicaid contracts.

HCP’s net revenue for the second quarter of 2016 increased by approximately $94 million, or 9.7%, as compared to the second quarter of 2015. The increase was primarily attributable to an increase in FFS revenue, as described above, an increase in commercial risk sharing revenue due to commercial revenue adjustments and an increase in senior capitated revenue due to non-acquired growth, partially offset by the sale of HCP Arizona, as discussed below, and a decrease in Medicare Advantage rates, as described below, and a decrease in commercial and Medicaid members to whom HCP provides health care services.

HCP’s net revenue for the six months ended June 30, 2016 increased by approximately $154 million, or 8.1%, as compared to the same period in 2015. The increase was primarily attributable to an increase in FFS revenues, as described above, and an increase in senior capitated revenues due to an increase in senior members due to non-acquired growth and acquisitions, partially offset by a decrease in Medicare Advantage rates, as described below, and in commercial and Medicaid members to whom HCP provides health care services.

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

On April 4, 2016, CMS issued final guidance for 2017 Medicare Advantage benchmark payment rates (Rate Announcement). In 2017, CMS will fully implement the 2017 Risk Adjustment model proposed in the Rate Announcement, but with updated coefficients. Based upon our preliminary analysis of the final rule, we estimate that the reduction in 2017 rates, including adjustments for the new Patient Protection and Affordable Care Act blended benchmark county rates and qualifying bonuses, will lead to a reduction in Medicare Advantage rates to HCP of approximately 1.0%, or a net impact of approximately $25 million to our 2017 operating income. This compares to an industry average rate increase of approximately 0.85% without accounting for the expected growth in coding acuity that has typically added another 2.2%, in each case as indicated by CMS. The final impact of 2017 Medicare Advantage rates can vary from this estimate and will be impacted by the relative growth of HCP’s Medicare Advantage patient volumes across markets as well as by the benefit plan designs submitted. It is possible that we have underestimated the impact of the 2017 Medicare Advantage rates on our business, which may have a material adverse effect on our financial position, results of operation or cash flows.

The more significant decreases in Medicare Advantage rates for the Company compared to the industry average are largely driven by two factors: HCP’s higher mix of Medicare Advantage patients in counties that will receive a lower-than-average benchmark rate increase, and a higher-than-average impact from a revision to the risk model to differentiate payment levels between dual-eligible and non-dual-eligible patients.

Operating expenses

Patient care costs. HCP’s patient care costs of approximately $840 million for the second quarter of 2016 increased by approximately $46 million as compared to the first quarter of 2016, primarily attributable to a full quarter of operations from the TEC acquisition in the second quarter, an increase in medical and hospital claims expenses, and three additional working days in the second quarter as compared to the first quarter. This increase was partially offset by a decrease in commercial and Medicaid members to whom HCP provides healthcare services.

HCP’s patient care costs for the second quarter of 2016 increased by approximately $90 million as compared to the second quarter of 2015, primarily attributable to the TEC acquisition, an increase in medical claims expenses and an increase in senior capitated members from acquisitions and non-acquired growth. This increase in costs was partially offset by the decrease in commercial and Medicaid members to whom HCP provides health care services.

HCP’s patient care costs for the six months ended June 30, 2016 increased by approximately $151 million as compared to the same period in 2015, primarily due to the TEC acquisition, an increase in medical claims expenses and an increase in senior capitated members from acquisitions and non-acquired growth. This increase in costs was partially offset by the decrease in commercial and Medicaid members to whom HCP provides health care services.

General and administrative expenses. HCP’s general and administrative expenses of approximately $118 million for the second quarter of 2016 decreased by approximately $9 million as compared to the first quarter of 2016, which included an estimated accrual of damages and liabilities associated with our HCP Nevada hospice business of $16 million. Excluding this item from the first quarter of 2016, adjusted general and administrative expenses would have increased by $7 million. The increase was primarily attributable to corporate growth initiatives, the TEC acquisition, as well as earn-out true-ups.

HCP’s general and administrative expenses for the second quarter of 2016, increased by $16 million as compared to the second quarter of 2015, primarily attributable to an increase in corporate administrative support expenses related to growth initiatives and the TEC acquisition.

HCP’s general and administrative expenses for the six months ended June 30, 2016 increased by approximately $50 million as compared to the same period in 2015, which included an estimated accrual of damages and liabilities associated with our HCP Nevada hospice business of $16 million. Excluding these items, adjusted general and administrative expenses would have increased by $34 million. The increase was primarily attributable to an increase in corporate administrative support expenses related to growth initiatives and the completion of the TEC acquisition.

Depreciation and amortization. HCP’s depreciation and amortization was approximately $54 million, $46 million, and $43 million for the second quarter of 2016, first quarter of 2016 and second quarter of 2015, respectively. The increases were primarily attributable to depreciation and amortization of assets associated with acquisitions. Depreciation and amortization increased during the six months ended June 30, 2016 compared to the same period in 2015 for the same reasons as the quarter over quarter increases.

Goodwill and other intangible asset impairment charges. During the quarter ended December 31, 2015, we determined that circumstances indicated it had become more likely than not that the goodwill of certain HCP reporting units had become impaired. These circumstances included underperformance of the business in recent quarters, as well as changes in other market conditions, including government reimbursement cuts and our expected ability to mitigate them. Based on preliminary goodwill impairment assessments, we recorded an estimated $206 million in goodwill and other intangible asset impairment charges during the quarter ended December 31, 2015.

During the quarter ended March 31, 2016, we completed our goodwill impairment assessments for these at-risk HCP reporting units for the quarter ended December 31, 2015. The annual results of those completed assessments did not differ materially from the preliminary results disclosed in our annual financial statements included in our fiscal year 2015 Form 10-K.

However, during the first quarter of 2016, some of our HCP reporting units continued to underperform against our expectations, driven primarily by medical cost trends and changes in our expected ability to mitigate them. Accordingly, as a result of further impairment analyses performed for the first quarter, we recognized an additional goodwill impairment charge of $77 million for our HCP Nevada reporting unit in the quarter ended March 31, 2016.

Based on continuing developments at our HCP reporting units during the second quarter of 2016, including the Medicare Advantage final benchmark rates for 2017 announced on April 4, 2016, further changes in our expectations concerning future government reimbursement rates and our expected ability to mitigate them, as well as medical cost and utilization trends, underperformance of certain at-risk units in recent quarters and other market conditions, we performed additional impairment assessments for certain at-risk HCP reporting units during the quarter ended June 30, 2016.

As a result of these second quarter assessments, we recognized additional goodwill impairment charges of $79 million for our HCP Nevada reporting unit and $97 million for our HCP Florida reporting unit during the quarter ended June 30, 2016, for a total of $253 million in goodwill impairment charges recognized for our HCP reporting units during the six months ended June 30, 2016.

Gain on sales of business interests. Effective June 30, 2016, we sold a portion of HCP’s ownership interest in Tandigm, reducing our ownership from fifty percent to nineteen percent and resulting in a pre-tax gain of $40 million. In addition, on June 1, 2016, we sold our HCP Arizona business for a pre-tax loss of $10 million.

Segment operating income

HCP’s operating loss for the second quarter of 2016, which includes goodwill impairment charges of $176 million, a gain related to the partial sale of our interest in Tandigm of $40 million and a loss from the sale of HCP Arizona of $10 million, increased by approximately $45 million as compared to the first quarter of 2016, which included goodwill impairment charges of $77 million and an estimated accrual for damages and liabilities associated with our HCP Nevada hospice business of $16 million. Excluding these items from their respective quarters, adjusted HCP operating income for the second quarter of 2016 would have increased by $8 million compared to the first quarter of 2016. The increase in adjusted HCP operating income was primarily attributable to our FFS revenues due to acquisitions, an increase in commercial risk sharing revenue due to non-recurring commercial revenue adjustments and an increase in senior capitated members due to non-acquired growth. These increases were partially offset by a decrease in senior revenue due to the sale of HCP Arizona, a decrease in commercial and Medicaid revenues associated with decreases in our commercial and Medicaid members to whom HCP provides healthcare services, as well as higher labor costs and medical claims expenses due to acquisitions.

HCP’s operating results for the second quarter of 2016, which includes goodwill impairment charges of $176 million, a gain related to the partial sale of our interest in Tandigm of $40 million and a loss from the sale of HCP Arizona of $10 million, declined by approximately $174 million as compared to the second quarter of 2015. Excluding these items from the second quarter of 2016, adjusted HCP operating income would have decreased by approximately $28 million from the second quarter of 2015. The decrease in adjusted operating income was primarily attributable to a decrease in Medicare Advantage rates, an increase in medical claims expense and an increase in corporate administrative support costs due to acquisitions and growth initiatives, partially offset by an increase in FFS and senior capitated revenue due to acquisitions and non-acquired growth, as well as an increase in commercial risk sharing revenue due to non-recurring commercial revenue adjustments.

HCP’s operating results for the six months ended June 30, 2016, which includes goodwill impairment charges of $253 million, a gain related to the partial sale of our interest in Tandigm of $40 million and a loss from the sale of HCP Arizona of $10 million, and an estimated accrual for damages and liabilities associated with our HCP Nevada hospice business of $16 million, declined by approximately $292 million as compared to the same period in 2015. Excluding these items from the six months ended June 30, 2016, adjusted HCP operating income would have decreased by approximately $53 million from the same period in 2015. The decrease in adjusted operating income was primarily attributable to a decrease in Medicare Advantage rates, an increase in medical claims expense, an increase in corporate administrative support costs due to growth initiatives and acquisitions and an increase in depreciation and amortization due to acquisitions, partially offset by an increase in FFS and senior capitated revenue due to non-acquired growth and acquisitions.

Other—Ancillary services and strategic initiatives business

Our other operations include ancillary services and strategic initiatives which are primarily aligned with our core business of providing dialysis services to our network of patients. As of June 30, 2016, these consisted primarily of pharmacy services, disease management services, vascular access services, clinical research programs, physician services, direct primary care and our international dialysis operations. The ancillary services and strategic initiatives generated approximately $423 million of net revenues in the second quarter of 2016, representing approximately 11.4% of our consolidated net revenues. We currently expect to continue to invest in our ancillary services and strategic initiatives, including our continued expansion into certain international markets as we work to develop successful new business operations in the U.S. as well as outside the U.S. However, any significant change in market conditions, business performance or the regulatory environment may impact the economic viability of any of these strategic initiatives. Any unfavorable changes in these strategic initiatives could result in a write-off or an impairment of some or all of our investments, including goodwill and could also result in significant termination costs if we were to exit a certain line of business or one or more of our international markets.

As of June 30, 2016, we provided dialysis and administrative services to a total of 127 outpatient dialysis centers located in 11 countries outside of the U.S. The total net revenues generated from our international operations are provided below.

The following table reflects the results of operations for the ancillary services and strategic initiatives:

	Three months ended			Six months ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2016	2016	2015	2016	2015
	(dollar amounts rounded to nearest millions)
U.S. revenues
Net patient service revenues	$7	$7	$6	$14	$11
Other revenues	341	317	276	658	526
Capitated revenues	24	21	18	45	36
Total	372	345	300	717	573
International revenues
Net patient service revenues	50	44	33	94	63
Other revenues	1	2	1	3	3
Total	51	46	34	97	66
Total net revenues	$423	$391	$334	$814	$639
Total operating losses	$(13)	$(11)	$(26)	$(24)	$(40)
Reconciliation of non-GAAP:
Add: Goodwill impairment	—	—	4	—	4
Adjusted operating losses(1)	$(13)	$(11)	$(22)	$(24)	$(36)

(1)

For the three and six months ended June 30, 2015, we have excluded a goodwill impairment charge of $4 million related to our international operations. This is a non-GAAP measure and is not intended as a substitute for the GAAP equivalent measure. We have presented this adjusted amount because management believes that this presentation enhances a user’s understanding of our normal operating income by excluding an item which we do not believe is indicative of our ordinary results of operations. As a result, adjusting for this amount allows for a more meaningful comparison to our prior period results.

Net revenues

The ancillary services and strategic initiatives net revenues for the second quarter of 2016 increased by approximately $32 million, or 8.2%, as compared to the first quarter of 2016. The increase is primarily attributable to an increase in our pharmacy services volume due to an increase in pharmaceutical rates, dispensing volume, and an increase in other pharmacy services revenue, as well as growth in our VillageHealth Special Needs Plan revenue.

The ancillary services and strategic initiatives net revenues for the second quarter of 2016 increased by approximately $89 million, or 26.6%, as compared to the second quarter of 2015. The increase is primarily attributable to an increase in our pharmacy services volume and pharmaceutical rates, an increase in our VillageHealth Special Needs Plan revenue, and an increase in net revenues from our international expansion.

The ancillary services and strategic initiatives net revenues for the six months ended June 30, 2016 increased by approximately $175 million, or 27.4%, as compared to the same period in 2015. The increase is primarily attributable to an increase in our pharmacy services volume and pharmaceutical rates, an increase in our VillageHealth Special Needs Plan revenue, and an increase in net revenues from our international expansion.

Operating expenses

Ancillary services and strategic initiatives operating expenses for the second quarter of 2016 increased by approximately $34 million from the first quarter of 2016. The increase in operating expenses was primarily due to increased pharmaceutical costs and other general and administrative expenses.

Ancillary services and strategic initiatives operating expenses for the second quarter of 2016 increased by approximately $76 million as compared to the second quarter of 2015, which included a goodwill impairment charge of $4 million related to our international operations. The increase in operating expenses was primarily due to an increase in drug prescription dispensing volume and pharmaceutical costs related to our pharmacy business, as well as higher labor costs and professional fees in our ancillary services and strategic initiatives, additional expenses associated with our international dialysis expansion, and an increase in other general and administrative expenses.

Ancillary services and strategic initiatives operating expenses for the six months ended June 30, 2016 increased by approximately $159 million as compared to the same period in 2015, which included a goodwill impairment charge of $4 million related to our international operations. The increase in operating expenses was primarily due to an increase in drug prescription dispensing volume and pharmaceutical costs related to our pharmacy business, as well as higher labor costs and professional fees in our ancillary services and strategic initiatives, additional expenses associated with our international dialysis expansion, and an increase in other general and administrative expenses.

Segment operating losses

Ancillary services and strategic initiatives operating losses for the second quarter of 2016 increased by approximately $2 million from the first quarter of 2016. The increase in operating losses was caused primarily by increased costs in our international operations, partially offset by an increase in pharmaceutical rates and volume.

Ancillary services and strategic initiatives operating losses for the second quarter of 2016 decreased by approximately $13 million from the second quarter of 2015, which included a goodwill impairment charge of $4 million related to our international operations. Excluding this item, the decrease in adjusted operating losses of $9 million was primarily due to improved operating performance of our pharmacy business related to increased prescriptions dispensed and pharmacy services rendered, partially offset by an increase in labor costs and additional expenses associated with our international expansion.

Ancillary services and strategic initiatives operating losses for the six months ended June 30, 2016 decreased by approximately $16 million from the same period in 2015, which included a goodwill impairment charge of $4 million related to our international operations. Excluding this item, the decrease in adjusted operating losses of $12 million was primarily due to improved operating performance of our pharmacy business related to increased prescriptions dispensed and pharmacy services rendered, partially offset by an increase in labor costs and additional expenses associated with our international expansion.

Corporate-level charges

Debt expense. Debt expense was $103 million in the second quarter of 2016 and the first quarter of 2016, and was $104 million in second quarter of 2015. Debt expense decreased $1 million in the second quarter of 2016 as compared to the second quarter of 2015 primarily due to lower weighted average outstanding principal balances.

For the six months ended June 30, 2016, debt expense of $206 million increased by approximately $4 million as compared to the same period in 2015, primarily related to an increase in the weighted average outstanding principal balances and higher amortization of deferred financing costs, partially offset by lower weighted average interest rates.

Corporate administrative support. Corporate administrative support consists primarily of labor, benefits and long-term incentive compensation costs, and professional fees for departments which provide support to all of our various operating lines of business. Corporate administrative support was approximately $5 million in the second quarter of 2016, $7 million in the first quarter of 2016 and $3 million in second quarter of 2015. These expenses are included in our consolidated general and administrative expenses. The decrease in corporate administrative support in the second quarter of 2016 as compared to the first quarter of 2016 was primarily due to a decrease in long-term incentive compensation costs, offset by an increase in internal management fees paid by our ancillary lines of businesses related to the licensing and rights to use intellectual property and other corporate administrative support services. The increase in corporate administrative support in the second quarter of 2016 as compared to the second quarter of 2015 was primarily due to an increase in labor and benefits costs and professional fees offset by a decrease in long-term incentive compensation.

Corporate support costs were approximately $12 million in the six months ended June 30, 2016 as compared to $10 million in the same period in 2015. The increase of approximately $2 million in corporate support costs is primarily attributable to an increase in professional fees.

Other income. Other income was $3 million for the second and first quarters of 2016, and $2 million in the second quarter of 2015, respectively. The increase in other income for the second quarter of 2016 as compared to the second quarter of 2015 was primarily related to improved foreign exchange rates affecting certain accounts.

Noncontrolling interests

Net income attributable to noncontrolling interests was $41 million for the second quarter and first quarters of 2016 and $37 million for the second quarter of 2015. The increase in net income attributable to noncontrolling interest in the second quarter and the first quarter of 2016 compared to the second quarter of 2015 was primarily due to an increase in the overall number of joint ventures and an increase in profitability of certain joint ventures.

Accounts receivable

Our consolidated total accounts receivable balances at June 30, 2016 and March 31, 2016 were $1,875 million and $1,855 million, respectively, which is net of the provision for uncollectible accounts. The increase is due to timing of payments under risk share arrangements.

Outlook

These forward-looking measures and the underlying assumptions involve significant risks and uncertainties, including those described below, and actual results may vary significantly from these current forward-looking measures. We do not provide guidance for GAAP consolidated operating income or HCP operating income or a reconciliation of those forward-looking non-GAAP financial measures to the most directly comparable GAAP financial measures on a forward-looking basis because we are unable to predict certain items contained in the GAAP measures without unreasonable efforts. These non-GAAP financial measures do not give effect to certain items, including goodwill impairment charges, the gain on the partial sale of Tandigm, the loss on the sale of HCP Arizona, the estimated accrual associated with the HCP Nevada hospice business, any accelerated amortization of HCP-related trade names and any gain we may recognize associated with the formation of the Asia Pacific dialysis joint venture and the expected deconsolidation. Please read the cautionary notice regarding forward-looking statements in Item 2 of Part 1 of this Quarterly Report on Form 10-Q under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. See page 33 for further details regarding our forward-looking statements.

We are updating our adjusted consolidated operating income guidance for 2016 to be in the range of $1.785 billion to $1.875 billion.

Our previous consolidated adjusted operating income guidance for 2016 was in the range of $1.800 billion to $1.950 billion.

We are updating our operating income guidance for Kidney Care for 2016 to be in the range of $1.675 billion to $1.725 billion.

Our previous operating income guidance for Kidney Care for 2016 was in the range of $1.625 billion to $1.725 billion

We are updating our adjusted operating income guidance for HCP for 2016 to be in the range of $110 million to $150 million.

Our previous adjusted operating income guidance for HCP for 2016 was in the range of $175 million to $225 million.

We are updating our consolidated operating cash flow for 2016 to be in the range of $1.600 billion to $1.750 billion.

Our previous consolidated operating cash flow for 2016 was in the range of $1.550 billion to $1.750 billion.

Liquidity and capital resources

Liquidity and capital resources. Cash flow from operations during the second quarter of 2016 was $517 million, compared to $31 million during the second quarter of 2015. The increase in cash flows from operations in the second quarter of 2016 was primarily due to the payments of approximately $494 million, or $304 million after-tax, made in connection with the settlement of a private civil suit in the second quarter of 2015 and due to improvements in cash collections and the timing of certain other working capital items. Non-operating cash outflows for the second quarter of 2016 included capital asset expenditures of $185 million, including $104 million for new center developments and relocations and $81 million for maintenance and information technology. In addition, we spent $68 million for acquisitions. We paid distributions to noncontrolling interests of $44 million during the second quarter of 2016. Non-operating cash outflows for the second quarter of 2015 included capital asset expenditures of $169 million, including $98 million for new center developments and relocations and $71 million for maintenance and information technology. In addition, we spent $4 million for acquisitions, we paid distributions to noncontrolling interests of $38 million and we repurchased 175,710 shares of our common stock for $14 million in that period.

Cash flow from operations during the six months ended June 30, 2016 was $946 million, compared to $442 million during the same period in 2015. The increase in cash flows from operations in the six months ended June 30, 2016 was primarily due to the payments of approximately $494 million, or $304 million after-tax, made in connection with the settlement of a private civil suit in the second quarter of 2015 and due to improvements in cash collections and the timing of certain other working capital items. Non-operating cash outflows for the six months ended June 30, 2016 included capital asset expenditures of $359 million, including $204 million for new center developments and relocations and $155 million for maintenance and information technology. In addition, we spent $473 million for acquisitions, including the acquisition of TEC. We paid distributions to noncontrolling interests of $94 million and we repurchased a total of 3,689,738 shares of our common stock for $249 million during the six months ended June 30, 2016. We also settled an additional $25 million related to repurchases in the fourth quarter of 2015. Non-operating cash outflows for the same period in 2015 included capital asset expenditures of $291 million, including $171 million for new center developments and relocations and $120 million for maintenance and information technology. In addition, we spent $45 million for acquisitions, we paid distributions to noncontrolling interests of $79 million and we repurchased 1,067,139 shares of our common stock for $84 million in that period.

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

During the second quarter of 2016, our U.S. dialysis and related lab services business opened 15 dialysis centers, acquired four dialysis centers, and closed and merged three dialysis centers. In addition, our international dialysis operations acquired two dialysis centers and opened one dialysis center. During the second quarter of 2015, our U.S. dialysis and related lab services business opened 13 dialysis centers and our international dialysis operations acquired one dialysis center and opened two dialysis centers.

During the six months ended June 30, 2016, our U.S. dialysis and related lab services business opened 45 dialysis centers, acquired four dialysis centers, and closed and merged seven dialysis centers. In addition, our international dialysis operations acquired three dialysis centers and opened six dialysis centers. During the six months ended June 30, 2015, our U.S. dialysis and related lab services business acquired one dialysis center, opened 31 dialysis centers and closed two dialysis centers. In addition, our international dialysis operations opened four dialysis centers and acquired one dialysis center.

During the second quarter of 2016, our HCP business acquired two primary care physician practices. During the six months ended June 30, 2016, our HCP business acquired one private medical practice, and three primary care physician practices, including the purchase of TEC. During the second quarter of 2015, our HCP business acquired one private medical practice. During the six months ended June 30 2015, our HCP business acquired six private medical practices, a family practice and a medical consulting organization.

During the first six months of 2016, we made mandatory principal payments under our Senior Secured Credit Facilities totaling $25.0 million on the Term Loan A and $17.5 million on the Term Loan B.

Share repurchases

During the first six months of 2016, we repurchased a total of 3,689,738 shares of our common stock for $249 million, or an average price of $67.61 per share.

On July 13, 2016, our Board of Directors approved an additional share repurchase authorization in the amount of $1,241 million. This recently approved share repurchase is in addition to the $259 million remaining at that time under our Board of Directors’ prior share repurchase authorization announced in April 2015. As a result, we have a total of $1.5 billion available under the current Board authorizations for additional repurchases as of August 8th, 2016. These share repurchase authorizations have no expiration dates. However, we are subject to share repurchase limitations under the terms of our Senior Secured Credit Facilities and the indentures governing our Senior Notes.

Swap and cap agreements

As of June 30, 2016, we maintain several interest rate swap agreements that were entered into in March 2013 with amortizing notional amounts totaling $688.8 million. These agreements have the economic effect of modifying the LIBOR variable component of our interest rate on an equivalent amount of our Term Loan A to fixed rates ranging from 0.49% to 0.52%, resulting in an overall weighted average effective interest rate of 2.51%, including the Term Loan A margin of 2.00%. The overall weighted average effective interest rate also includes the effects of $211.3 million of unhedged Term Loan A debt that bears interest at LIBOR plus an interest rate margin of 2.00%. The swap agreements expire on September 30, 2016 and require monthly interest payments. During the six months ended June 30, 2016, we recognized debt expense of $0.3 million from these swaps. As of June 30, 2016, the total fair value of these swap agreements was a net liability of approximately $70 thousand. During the six months ended June 30, 2016, we recorded a loss of $0.9 million in other comprehensive income due to a decrease in the unrealized fair value of these swap agreements. We estimate that approximately $70 thousand of existing unrealized pre-tax losses in other comprehensive income at June 30, 2016 will be reclassified into income over the next three months.

We also maintain several forward interest rate cap agreements that were entered into in October 2015 with notional amounts totaling $3.5 billion. These forward cap agreements will be effective June 29, 2018 and will have the economic effect of capping the LIBOR variable component of our interest rate at a maximum of 3.50% on an equivalent amount of our debt. These cap agreements expire on June 30, 2020. As of June 30, 2016, the total fair value of these cap agreements was an asset of approximately $2.7 million. During the six months ended June 30, 2016, we recorded a loss of $11.1 million in other comprehensive income due to a decrease in the unrealized fair value of these cap agreements.

As of June 30, 2016, we maintain several forward interest rate cap agreements that were entered into in November 2014 with notional amounts totaling $3.5 billion. These forward cap agreements will be effective September 30, 2016 and will have the economic effect of capping the LIBOR variable component of our interest rate at a maximum of 3.50% on an equivalent amount of our debt. The cap agreements expire on June 30, 2018. As of June 30, 2016, the total fair value of these cap agreements was an asset of approximately $55 thousand. During the six months ended June 30, 2016, we recorded a loss of $1.3 million in other comprehensive income due to a decrease in the unrealized fair value of these cap agreements.

As of June 30, 2016, we maintain several interest rate cap agreements that were entered into in March 2013 with notional amounts totaling $2.7 billion on our Term Loan B debt. These agreements have the economic effect of capping the LIBOR variable component of our interest rate at a maximum of 2.50% on an equivalent amount of our Term Loan B. During the six months ended June 30, 2016, we recognized debt expense of $1.2 million from these caps. The cap agreements expire on September 30, 2016. As of June 30, 2016, the total fair value of these cap agreements was immaterial.

Other items

As of June 30, 2016, the interest rate on our Term Loan B debt is effectively fixed subject to an embedded LIBOR floor which is higher than actual LIBOR as of such date and the Term Loan B is also subject to interest rate caps, if LIBOR should rise above 2.50%. Interest rates on our senior notes are fixed by their terms. The LIBOR variable component of our interest rate on the majority of our Term Loan A is economically fixed as a result of interest rate swaps.

As a result of embedded LIBOR floors on the Term Loan B debt agreement and the swap and cap agreements, our overall weighted average effective interest rate on the Senior Secured Credit Facilities was 3.52%, based on the current margins in effect of 2.00% for the Term Loan A and 2.75% for the Term Loan B, as of June 30, 2016.

Our overall weighted average effective interest rate during the quarter ended June 30, 2016 was 4.42% and as of June 30, 2016 was 4.43%.

As of June 30, 2016, we had undrawn revolving credit facilities totaling $1.0 billion of which approximately $91.1 million was committed for outstanding letters of credit. In addition, we have approximately $1.3 million of committed letters of credit outstanding related to HCP, which is backed by a certificate of deposit.

We believe that we will have sufficient liquidity and will generate significant operating cash flows to fund our scheduled debt service and other obligations for the foreseeable future, including the next 12 months, under the terms of our debt agreements. Our primary sources of liquidity are cash from operations and cash from borrowings.

Goodwill

Based on continuing developments at our HCP reporting units during the second quarter of 2016, including the Medicare Advantage final benchmark rates for 2017 announced on April 4, 2016, further changes in our expectations concerning future government reimbursement rates and our expected ability to mitigate them, as well as medical cost and utilization trends, underperformance of certain at-risk units in recent quarters and other market conditions, we performed additional impairment assessments for certain at-risk HCP reporting units during the quarter ended June 30, 2016.

As a result of these second quarter assessments, we recognized additional goodwill impairment charges of $79 million for our HCP Nevada reporting unit and $97 million for our HCP Florida reporting unit during the quarter ended June 30, 2016 for a total of $253 million in goodwill impairment charges for our HCP reporting units during the six months ended June 30, 2016.

Our HCP Nevada, HCP Florida, HCP Colorado Springs and Kidney Care Malaysia reporting units remain at risk of goodwill impairment. As of June 30, 2016, these reporting units have goodwill amounts of $262.7 million, $442.8 million, $16.9 million, and $13.7 million, respectively. As of June 30, 2016, the latest estimated fair values of the HCP Nevada, HCP Florida, HCP Colorado Springs and Kidney Care Malaysia reporting units (fell short of) exceeded their total carrying amounts by approximately (25.6)%, (15.0)%, 13.0% and 10.2%, respectively.

For our at-risk HCP reporting units, further reductions in reimbursement rates, increases in medical cost or utilization trends, or other significant adverse changes in expected future cash flows or valuation assumptions could result in further goodwill impairment charges in the future. For example, a sustained, long-term reduction of 3% in operating income for HCP Nevada or HCP Florida could reduce their estimated fair values by up to 2.2% and 1.6%, respectively. Separately, an increase in their respective discount rates of 100 basis points could reduce the estimated fair values of HCP Nevada and HCP Florida by up to 4.8% and 4.5%, respectively.

Except as described above, none of our various other reporting units was considered at risk of goodwill impairment as of June 30, 2016. Since the dates of our last annual goodwill impairment tests, there have been certain developments, events, changes in operating performance and other changes in key circumstances that have affected our businesses. However, except as further described above, these did not cause management to believe it is more likely than not that the fair value of any of its reporting units would be less than its carrying amount.

Long-term incentive compensation

Long-term incentive program (LTIP) compensation includes both stock-based awards (principally stock-settled stock appreciation rights, restricted stock units and performance stock units) as well as long-term performance-based cash awards. Long-term incentive compensation expense, which was primarily general and administrative in nature, was attributed to our U.S. dialysis and related lab services business, our HCP business, corporate administrative support, and the ancillary services and strategic initiatives.

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

During the six months ended June 30, 2016, we granted 1,074,965 stock-settled stock appreciation rights with an aggregate grant-date fair value of $15.0 million and a weighted-average expected life of approximately 4.2 years and also granted 220,204 stock units with an aggregate grant-date fair value of $16.6 million and a weighted-average expected life of approximately 3.4 years.

Long-term incentive compensation costs of $25.9 million in the second quarter of 2016 increased by approximately $1.2 million as compared to the first quarter of 2016 primarily due to a cumulative revaluation of liability-based awards in the second quarter of 2016 for changes in estimated ultimate payouts partially offset by the final vesting of a prior broad grant that is no longer contributing expense.

Long-term incentive compensation costs decreased by approximately $10.3 million as compared to the second quarter of 2015 primarily due to the cumulative revaluation of liability-based awards in the second quarter of 2015 for changes in estimated ultimate payouts that exceeded the ones recorded in the second quarter of 2016 as well as the final vesting of a prior broad grant that is no longer contributing expense.

As of June 30, 2016, there was $139.5 million of total estimated unrecognized compensation costs for outstanding LTIP awards, including $70.8 million related to stock-based compensation arrangements under our equity compensation and stock purchase plans. We expect to recognize the performance-based cash component of these LTIP costs over a weighted-average remaining period of 1.1 years and the stock-based component of these LTIP costs over a weighted average remaining period of 1.4 years.

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

We also have certain other potential commitments to provide operating capital to several dialysis centers that are wholly-owned by third parties or centers in which we own a minority equity investment as well as to physician-owned vascular access clinics or medical practices that we operate under management and administrative services agreements of approximately $3.7 million.

The following is a summary of these contractual obligations and commitments as of June 30, 2016 (in millions):

	Remainder of 2016	1-3 years	4-5 years	After 5 years	Total
Scheduled payments under contractual obligations:
Long-term debt	$66	$1,008	$3,324	$4,503	$8,901
Interest payments on the senior notes	118	710	473	603	1,904
Interest payments on the Term Loan B(1)	61	358	175	—	594
Interest payments on the Term Loan A(2)	11	48	—	—	59
Capital lease obligations	10	58	41	179	288
Operating leases	230	1,231	603	1,047	3,111
	$496	$3,413	$4,616	$6,332	$14,857
Potential cash requirements under existing commitments:
Letters of credit	$92	$—	$—	$—	$92
Noncontrolling interests subject to put provisions	548	156	137	96	937
Non-owned and minority owned put provisions	28	—	4	—	32
Pay-fixed swaps potential obligations	—	—	—	—	—
Operating capital advances	4	—	—	—	4
	$672	$156	$141	$96	$1,065

(1)	Assuming no changes to LIBOR-based interest rates as the Term Loan B currently bears interest at LIBOR (floor of 0.75%) plus an interest rate margin of 2.75%.
(2)	Based upon current LIBOR-based interest rates in effect at June 30, 2016 plus an interest rate margin of 2.00% for the Term Loan A.

The pay-fixed swap obligations represent the estimated fair market values of our interest rate swap agreements that are based upon valuation models utilizing the income approach and commonly accepted valuation techniques that use inputs from closing prices for similar assets and liabilities in active markets as well as other relevant observable market inputs and other current market conditions that existed as of June 30, 2016. This amount represents the estimated potential obligation that we would be required to pay based upon the estimated future settlement of each specific tranche over the term of the swap agreements, assuming no future changes in the forward yield curve. The actual amount of our obligation associated with these swaps in the future will depend upon changes in the LIBOR-based interest rates that can fluctuate significantly depending upon market conditions, and other relevant factors that can affect the fair market value of these swap agreements.

In addition to the above commitments, we have committed to purchase a certain amount of our hemodialysis products and supplies at fixed prices through 2018 from Baxter in connection with a purchase agreement. We also have an agreement with Fresenius, currently extended through December 31, 2017, which commits us to purchase a certain amount of dialysis equipment, parts and supplies.

Our total expenditures for the six months ended June 30, 2016 on such products were approximately 2% of our total U.S. dialysis operating costs for each Baxter and Fresenius. The actual amount of purchases in future years will depend upon a number of factors, including the operating requirements of our centers, the number of centers we acquire and growth of our existing centers.

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

Settlements of approximately $55 million of existing income tax liabilities for unrecognized tax benefits, including interest, penalties and other long-term tax liabilities, are excluded from the above table as reasonably reliable estimates of their timing cannot be made.

Supplemental information concerning certain Physician Groups and unrestricted subsidiaries

The following information is presented as supplemental data as required by the indentures governing our senior notes.

We provide services to certain physician groups that, while consolidated in our financial statements for financial reporting purposes, are not subsidiaries of or owned by us, do not constitute Subsidiaries, as defined in the indentures governing our outstanding senior notes, and which do not guarantee those senior notes. In addition, we have entered into management agreements with these physician groups pursuant to which we receive management fees from them.

As of June 30, 2016, if these physician groups were not consolidated in our financial statements, our consolidated indebtedness would have been approximately $9.189 billion excluding the debt discount associated with our Term Loan B, our consolidated other liabilities (excluding indebtedness) would have been approximately $3.329 billion, and our consolidated assets would have been approximately $18.290 billion. If these physician groups were not consolidated in our financial statements for the six months ended June 30, 2016, our consolidated total net revenues (including approximately $363 million of management fees payable to us), and consolidated operating income would be reduced by approximately $640 million and $4 million, respectively, and consolidated net income would increase by approximately $14 million.

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

For the six months ended June 30, 2016, our equity investment income attributable to CMGI was approximately $28 thousand, and for the six months ended June 30, 2016, excluding our equity investment income attributable to CMGI, our consolidated operating income and consolidated net income would be decreased by approximately $28 thousand and $17 thousand, respectively. See Note 22, Supplemental data, to the condensed consolidated financial statements for further details.

New accounting standards

See discussion of new accounting standards in Note 19 to the condensed consolidated financial statements included in Part I, Item 1 of this Report.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest rate sensitivity

The tables below provide information about our financial instruments that are sensitive to changes in interest rates. The table below presents principal repayments and current weighted average interest rates on our debt obligations as of June 30, 2016. The variable rates presented reflect the weighted average LIBOR rates in effect for all debt tranches plus interest rate margins in effect as of June 30, 2016. The Term Loan A margin in effect is 2.00% at June 30, 2016, and along with the revolving line of credit are subject to adjustment depending upon changes in certain of our financial ratios, including a leverage ratio. The Term Loan B currently bears interest at LIBOR (floor of 0.75%) plus an interest rate margin of 2.75%.

	Expected maturity date								Average
									interest	Fair
	2016	2017	2018	2019	2020	2021	Thereafter	Total	rate	value
	(dollars in millions)
Long term debt:
Fixed rate	$37	$61	$63	$60	$60	$3,294	$4,679	$8,254	4.64%	$8,338
Variable rate	$39	$93	$107	$682	$7	$4	$3	$935	2.48%	$936

	Notional	Contract maturity date							Fair
	amount	2016	2017	2018	2019	2020	Pay fixed	Receive variable	value
	(dollars in millions)
Pay-fixed rate	$689	$689	$—	$—	$—	$—	0.49% to 0.52%	LIBOR	$—
Cap agreements	$9,735	$2,735	$—	$3,500	$—	$3,500		LIBOR above 2.5% and 3.5%	$3

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

The Term Loan B is subject to a LIBOR floor of 0.75%. Because actual LIBOR, as of June 30, 2016, was lower than this embedded LIBOR floor, the interest rate on the Term Loan B is treated as effectively fixed for purposes of the table above. We have included the Term Loan B in the fixed rate totals in the table above until such time as the actual LIBOR-based variable component of our interest rate exceeds 0.75% on the Term Loan B. At such time, we will then be subject to LIBOR-based interest rate volatility on the LIBOR variable component of our interest rate for the Term Loan B, but limited to a maximum LIBOR rate of 2.50% on $2.7 billion of outstanding principal debt on the Term Loan B as a result of the interest rate cap agreements, as described below. The remaining $695.0 million outstanding principal balance of the Term Loan B is subject to LIBOR-based interest rate volatility above a floor of 0.75%.

As of June 30, 2016, we maintain several interest rate swap agreements that were entered into in March 2013 with amortizing notional amounts totaling $688.8 million. These agreements have the economic effect of modifying the LIBOR variable component of our interest rate on an equivalent amount of our Term Loan A to fixed rates ranging from 0.49% to 0.52%, resulting in an overall weighted average effective interest rate of 2.51%, including the Term Loan A margin of 2.00%. The overall weighted average effective interest rate also includes the effects of $211.3 million of unhedged Term Loan A debt that bears interest at LIBOR plus an interest rate margin of 2.00%. The swap agreements expire on September 30, 2016 and require monthly interest payments. During the six months ended June 30, 2016, we recognized debt expense of $0.3 million from these swaps. As of June 30, 2016, the total fair value of these swap agreements was a net liability of approximately $70 thousand. During the six months ended June 30, 2016, we recorded a loss of $0.9 million in other comprehensive income due to a decrease in the unrealized fair value of these swap agreements. We estimate that approximately $70 thousand of existing unrealized pre-tax losses in other comprehensive income at June 30, 2016 will be reclassified into income over the next three months.

As of June 30, 2016, we maintain several forward interest rate cap agreements that were entered into in October 2015 with notional amounts totaling $3.5 billion. These forward cap agreements will be effective June 29, 2018 and will have the economic effect of capping the LIBOR variable component of our interest rate at a maximum of 3.50% on an equivalent amount of our debt. These cap agreements expire on June 30, 2020. As of June 30, 2016, the total fair value of these cap agreements was an asset of approximately $2.7 million. During the six months ended June 30, 2016, we recorded a loss of $11.1 million in other comprehensive income due to a decrease in the unrealized fair value of these cap agreements.

We also maintain several forward interest rate cap agreements that were entered into in November 2014 with notional amounts totaling $3.5 billion. These forward cap agreements will be effective September 30, 2016 and will have the economic effect of capping the LIBOR variable component of our interest rate at a maximum of 3.50% on an equivalent amount of our debt. The cap agreements expire on June 30, 2018. As of June 30, 2016, the total fair value of these cap agreements was an asset of approximately $55 thousand. During the six months ended June 30, 2016, we recorded a loss of $1.3 million in other comprehensive income due to a decrease in the unrealized fair value of these cap agreements.

As of June 30, 2016, we maintain several interest rate cap agreements that were entered into in March 2013 with notional amounts totaling $2.7 billion on our Term Loan B debt. These agreements have the economic effect of capping the LIBOR variable component of our interest rate at a maximum of 2.50% on an equivalent amount of our Term Loan B. During the six months ended June 30, 2016, we recognized debt expense of $1.2 million from these caps. The cap agreements expire on September 30, 2016. As of June 30, 2016, the total fair value of these cap agreements was immaterial.

As a result of an embedded LIBOR floor on the Term Loan B debt agreement and the swap and cap agreements, our overall weighted average effective interest rate on the Senior Secured Credit Facilities was 3.52%, based on the current margins in effect of 2.00% for the Term Loan A and 2.75% for the Term Loan B, as of June 30, 2016.

As of June 30, 2016, the interest rate on our Term Loan B debt is effectively fixed subject to an embedded LIBOR floor which is higher than actual LIBOR as of such date. The Term Loan B is also subject to interest rate caps if LIBOR should rise above 2.50%. Interest rates on our senior notes are fixed by their terms. The LIBOR variable component of our interest rate on the majority of our Term Loan A is economically fixed as a result of interest rate swaps.

Our overall weighted average effective interest rate during the quarter ended June 30, 2016 was 4.42% and as of June 30, 2016 was 4.43%.

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

We provide services in a highly regulated industry and are a party to various legal actions and regulatory and other governmental and internal audits and investigations in the ordinary course of business (including investigations resulting from our obligation to self-report suspected violations of law). We cannot predict the ultimate outcome of pending litigation and regulatory and other governmental and internal audits and investigations. The following is a description of certain pending legal proceedings, governmental reviews, audits and investigations to which we are subject.

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

In addition to the subpoena described above, in June 2015, we received a subpoena from the OIG. This civil subpoena covers the period from January 1, 2008 through the present and seeks production of a wide range of documents relating to our and our subsidiaries’ (including HCP’s and its subsidiary JSA’s) provision of services to Medicare Advantage plans and related patient diagnosis coding and risk adjustment submissions and payments. We believe that the request is part of a broader industry investigation into Medicare Advantage patient diagnosis coding and risk adjustment practices and potential overpayments by the government. The information requested includes information relating to patient diagnosis coding practices for a number of conditions, including potentially improper historical HCP coding for a particular condition. With respect to that condition, the guidance related to that coding issue was discontinued following our November 1, 2012 acquisition of HCP, and we notified CMS in April 2015 of the coding practice and potential overpayments. We are cooperating with the government and are producing the requested information. In addition, we are continuing to review other HCP coding practices to determine whether there were any improper coding issues. In that regard, we have identified certain additional coding practices which may have been problematic and are in discussions with the DOJ about the scope and nature of a review of claims relating to those practices. In connection with the HCP merger, we have certain indemnification rights against the sellers and an escrow was established as security for the indemnification. We have submitted an indemnification claim against the sellers secured by the escrow for any and all liabilities incurred relating to these matters and intend to pursue recovery from the escrow. However, we can make no assurances that the indemnification and escrow will cover the full amount of our potential losses related to these matters.

2015 U.S. Department of Justice Vascular Access Investigation and Related Qui Tam Litigation: In November 2015, we announced that RMS Lifeline, Inc., a wholly-owned subsidiary of ours that operates under the name Lifeline Vascular Access (Lifeline), received a CID from the DOJ. The CID relates to two vascular access centers in Florida that are part of Lifeline’s vascular access business. The CID covers the period from January 1, 2008 through the present. We acquired these two centers in December 2012. Based on the language of the CID, the DOJ appeared to be looking at whether angiograms performed at the two centers were medically unnecessary and therefore whether related claims filed with federal healthcare programs possibly violated the FCA. Lifeline does not perform dialysis services but instead provides vascular access management services for dialysis patients. We cooperated with the government and produced the requested information. The DOJ investigation was initiated pursuant to a complaint brought under the qui tam provisions of the FCA (the Complaint). The Complaint was originally filed under seal in August 2014 in the U.S. District Court, Middle District of Florida, United States ex. rel James Spafford v. DaVita HealthCare Partners, Inc., et al., Case Number 6:14-cv-1251-Orl-41DAB. In December 2015, a First Amended Complaint was filed under seal. In May 2016, the First Amended Complaint was unsealed. The First Amended Complaint alleges violations of the FCA due to the submission of claims to the government for allegedly medically unnecessary angiograms and angiography procedures at the two vascular access centers. The Complaint covers alleged conduct dating from July 2008, prior to our acquisition of the centers, to the present. The DOJ has declined to intervene.

2016 U.S. Attorney Prescription Drug Investigation: In early February 2016, we announced that our pharmacy services wholly-owned subsidiary, DaVita Rx, received a CID from the U.S. Attorney’s Office for the Northern District of Texas. Based on the language of the CID, it appears the government is conducting an FCA investigation concerning allegations that DaVita Rx presented or caused to be presented false claims for payment to the government for prescription medications. The CID covers the period from January 1, 2006 through the present. In the spring of 2015, we initiated an internal compliance review of DaVita Rx during which we identified potential billing and operational issues. We notified the government in September 2015 that we were conducting this review of DaVita Rx and began providing regular updates of our review. In the fourth quarter of 2015, we recorded an estimated accrual of $22 million for potential damages and liabilities associated with write-offs and discounts of patient co-payment obligations, and credits to payors for returns of prescriptions drugs, related to DaVita Rx that were identified during the course of this internal compliance review. Upon completion of our review, we filed a self-disclosure with the OIG in early February 2016 and we have been working to address and update the practices we identified in the self-disclosure, some of which overlap with information requested by the U.S. Attorney’s Office. We may accrue additional reserves for refunds and related damages and potential liabilities arising out of this review. We do not know if the U.S. Attorney’s Office, which is part of the DOJ, knew when it served the CID on us that we were already in the process of developing a self-disclosure to the OIG. The OIG informed us in late February that our submission was not accepted. They indicated that the OIG is not expressing an opinion regarding the conduct disclosed or our legal positions. We are cooperating with the government and are producing the requested information.

Except for the private civil complaints filed by the relator in the Swoben litigation as described above, to our knowledge, no proceedings have been initiated against us at this time in connection with any of the inquiries by the federal government. Although we cannot predict whether or when proceedings might be initiated or when these matters may be resolved, it is not unusual for inquiries such as these to continue for a considerable period of time through the various phases of document and witness requests and on-going discussions with regulators. In addition to the inquiries and proceedings specifically identified above, the Company is frequently subject to other inquiries by state or federal government agencies and/or private civil qui tam complaints filed by relators. Responding to subpoenas or government inquiries and defending the Company in relator proceedings has required and will continue to require management’s attention and significant legal expense. Any negative findings in any government inquiries or relator proceedings could result in substantial financial penalties or awards against us, exclusion from future participation in the Medicare and Medicaid programs and if criminal proceedings were initiated against us, possible criminal penalties. At this time, we cannot predict the ultimate outcome of these inquiries, or the potential outcome of the relators’ claims (except as described above), or the potential range of damages, if any.

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

Risk factors related to our U.S. dialysis and related lab services, ancillary services and strategic initiatives:

If patients in commercial plans are subject to restriction in plan designs or the average rates that commercial payors pay us decline significantly, it would have a material adverse effect on our revenues, earnings and cash flows.

Approximately 36% of our dialysis services revenues for the six months ended June 30, 2016 were generated from patients who have commercial payors as their primary payor. The majority of these patients have insurance policies that pay us on terms and at rates that are generally significantly higher than Medicare rates. The payments we receive from commercial payors generate nearly all of our profit and all of our nonacute dialysis profits come from commercial payors. We continue to experience downward pressure on some of our commercial payment rates as a result of general conditions in the market, recent and future consolidations among commercial payors, increased focus on dialysis services and other factors. Specifically, in the second quarter of 2015, two planned mergers of large commercial payors were announced. If completed, these announced mergers could put increased pressure on the dialysis rates we receive from commercial payors. There is no guarantee that commercial payment rates will not be materially lower in the future.

We are continuously in the process of negotiating existing and potential new agreements with commercial payors who aggressively negotiate terms with us. Sometimes many significant agreements are being renegotiated at the same time. In the event that our continual negotiations result in overall commercial rate reductions in excess of overall commercial rate increases, the cumulative effect could have a material adverse effect on our financial results. Consolidations have significantly increased the negotiating leverage of commercial payors. Our negotiations with payors are also influenced by competitive pressures, and we may experience decreased contracted rates with commercial payors or experience decreases in patient volume as our negotiations with commercial payors continue. In addition to downward pressure on contracted commercial payor rates, payors have been attempting to design and implement plans to restrict access to coverage, and the duration and/or the breadth of benefits, which may result in decreased payments. In addition, payors have been attempting to impose restrictions and limitations on non-contracted or out-of-network providers, and in some circumstances designate our centers as out-of-network providers. Rates for out-of-network providers are on average higher than rates for in-network providers. We believe commercial payors have or will begin to restructure their benefits to create disincentives for patients to select or remain with out-of-network providers and to decrease payment rates for out-of-network providers. Decreases in out-of-network rates and restrictions on out-of-network access, our turning away new patients in instances where we are unable to come to agreement on rates, or decreases in contracted rates could result in a significant decrease in our overall revenues derived from commercial payors. If the average rates that commercial payors pay us decline significantly, or if we see a decline in commercial patients, it would have a material adverse effect on our revenues, earnings and cash flows. For additional details regarding specific risks we face regarding regulatory changes that could result in fewer patients covered under commercial plans or an increase of patients covered under more restrictive commercial plans with lower reimbursement rates, see the discussion of individual and small group health plans in the risk factor below under the heading “Healthcare reform could substantially reduce our revenues, earnings and cash flows.”

If the number of patients with higher-paying commercial insurance declines, then our revenues, earnings and cash flows would be substantially reduced.

Our revenue levels are sensitive to the percentage of our patients with higher-paying commercial insurance coverage. A patient’s insurance coverage may change for a number of reasons, including changes in the patient’s or a family member’s employment status. Currently, for a patient covered by an employer group health plan, Medicare generally becomes the primary payor after 33 months, or earlier, if the patient’s employer group health plan coverage terminates. Patients with commercial insurance who cannot maintain coverage frequently rely on financial assistance from charitable organizations, such as the American Kidney Fund. Certain payors are challenging the patients’ ability to utilize assistance from charitable organizations for the payment of premiums. If these challenges are successful or regulators impose restrictions on the use of financial assistance from such charitable organizations such that these patients are unable to obtain, or continue to receive or receive for a limited duration, such financial assistance, our revenues, earnings, and cash flow could be substantially reduced. When Medicare becomes the primary payor, the payment rate we receive for that patient decreases from the employer group health plan rate to the lower Medicare payment rate. The number of our patients who have government-based programs as their primary payors has increased, which we believe is largely a result of improved mortality and recent economic conditions that have negatively impacted the percentage of our patients covered under commercial insurance plans, including on exchanges. To the extent there are sustained or increased job losses in the U.S., independent of whether general economic conditions improve, we could experience a continued decrease in the number of patients covered under commercial plans. We could also experience a further decrease in the payments we receive for services if changes to the healthcare regulatory system result in fewer patients covered under commercial plans or an increase of patients covered under more restrictive commercial plans with lower reimbursement rates. In addition, our continual negotiations with commercial payors under existing and potential new agreements could result in a decrease in the number of our patients covered by commercial plans to the extent that we cannot reach agreement with commercial payors on rates and other terms, resulting in termination or non-renewals of existing agreements and our inability to enter into new agreements. Commercial payors have taken and may continue to take steps to control the cost of and/or the eligibility for access to healthcare services, including relative to products on the exchanges. These efforts could impact the number of our patients who are eligible to enroll in commercial insurance plans, and remain on the plans, including plans offered through healthcare exchanges. If there is a significant reduction in the number of patients under higher-paying commercial plans relative to government-based programs that pay at lower rates, it would have a material adverse effect on our revenues, earnings and cash flows.

Changes in the structure of and payment rates under the Medicare ESRD program could substantially reduce our revenues, earnings and cash flows.

Approximately 42% of our dialysis services revenues for the six months ended June 30, 2016 was generated from patients who have Medicare as their primary payor. For patients with Medicare coverage, all ESRD payments for dialysis treatments are made under a single bundled payment rate which provides a fixed payment rate to encompass all goods and services provided during the dialysis treatment, including pharmaceuticals that were historically separately reimbursed to the dialysis providers, such as EPO, vitamin D analogs and iron supplements, irrespective of the level of pharmaceuticals administered or additional services performed. Most lab services are also included in the bundled payment. The bundled payment rate is also adjusted for certain patient characteristics, a geographic usage index and certain other factors.

The current bundled payment system presents certain operating, clinical and financial risks, which include:

•

Risk that our rates are reduced by CMS. Uncertainty about future payment rates remains a material risk to our business. In December 2013, CMS published the 2014 final rule for the ESRD Prospective Payment System (PPS), which phases in the payment reductions mandated by the American Taxpayer Relief Act of 2012 as modified by the Protecting Access to Medicare Act of 2014, which will reduce our market basket inflation adjustment by 1.25% in 2016 and 2017, and 1% in 2018. In November 2014, CMS published the 2015 final rule for the ESRD PPS, which increased payments to dialysis facilities in 2015 by 0.3% to 0.5%, although rural facilities received a decrease of 0.5%. in November 2015, CMS published the 2016 final rule for the ESRD PPS, which cut dialysis facilities’ bundled payment rate for 2016 as compared to 2015 and includes adjustments for certain co-morbidities and other patient health factors and rural facilities. In particular, the 2016 final rule for the ESRD PPS (i) increased overall payments to both hospital-based and freestanding dialysis facilities by approximately 0.20%, and (ii) decreased overall payments to rural dialysis facilities by approximately 0.10%. Most recently, on June 30, 2016, CMS published the proposed rule for the 2017 ESRD PPS, which would increase the total payments to all ESRD facilities by 0.5% compared with 2016. In addition, for hospital-based ESRD facilities, CMS projects an increase in total payments of 0.70%, while for freestanding facilities the projected increase in total payments is 0.50%.

•

Risk that increases in our operating costs will outpace the Medicare rate increases we receive. We expect operating costs to continue to increase due to inflationary factors, such as increases in labor and supply costs, regardless of whether there is a compensating inflation-based increase in Medicare payment rates or in payments under the bundled payment rate system.

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

•

Risk that, if our clinical systems fail to accurately capture the data we report to CMS in connection with claims for which at least part of the government’s payments to us is based on clinical performance or patient outcomes or co-morbidities, we might be over-reimbursed by the government which could subject us to certain liability. For example, CMS recently published a final rule regarding the obligations of Medicare providers to report and return overpayments arising under Medicare Parts A and B. The final rule, which became effective March 14, 2016, implements §6402(a) of the Patient Protection and Affordable Care Act (PPACA), which provision is also known as the 60-day report and return statute, which requires providers to report and return Medicare and Medicaid overpayments within the later of (a) 60 days after the overpayment is identified, or (b) the date any corresponding cost report is due, if applicable. An overpayment impermissibly retained under this statute could subject us to liability under the FCA, exclusion and penalties under the federal Civil Monetary Penalty statute.

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

The healthcare reform legislation, enacted in 2010, introduced healthcare insurance exchanges which provide a marketplace for eligible individuals and small employers to purchase healthcare insurance. While patients have begun receiving insurance coverage through these exchanges, the business and regulatory environment for these exchanges continues to evolve as the exchanges mature. If commercial payor participation in the exchanges decreases, our revenues, earnings and cash flows could be adversely affected. Additionally, there is uncertainty about how the applicable state and federal agencies will enforce regulations relating to the exchanges. Although we cannot predict the short- or long-term effects of these factors, we believe the healthcare insurance exchanges could result in a reduction in ESRD patients covered by traditional commercial insurance policies and an increase in the number of patients covered through the exchanges under more restrictive commercial plans with lower reimbursement rates or higher deductibles and co-payments that patients may not be able to pay. Approximately eight million individuals were enrolled in the exchanges in 2014, with that number increasing to approximately 11 million in 2015 and approximately 12.7 million in 2016. To the extent that the ongoing implementation of such exchanges or changes in regulations or enforcement of regulations regarding the exchanges results in a reduction in reimbursement rates for our services from commercial and/or government payors, our revenues, earnings and cash flows could be adversely affected.

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

The healthcare reform legislation also added several new tax provisions that, among other things, impose various fees and excise taxes, and limit compensation deductions for health insurance providers and their affiliates. These rules could negatively impact our cash flow and tax liabilities. However, under the FY 2016 Omnibus budget agreement, Congress voted to delay certain new taxes that the healthcare reform legislation had enacted, including the excise tax on certain high-cost health plans, the medical device tax, and the tax on health insurers. These and other changes contribute to the uncertainty of the ongoing implementation and impact of the healthcare reform legislation; they also underscore the potential for additional reform going forward.

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

There is also a considerable amount of uncertainty as to the prospective implementation of the federal healthcare reform legislation and what similar measures might be enacted at the state level. There have been multiple attempts through legislative action and legal challenges to repeal or amend the PPACA, as modified by the Health Care and Education Reconciliation Act, including the case that was heard by the U.S. Supreme Court, King v. Burwell. Although the Supreme Court upheld the provision by the federal government of subsidies to individuals in federally facilitated healthcare exchanges in Burwell, which ultimately did not significantly disrupt the implementation of the healthcare reform legislation, we cannot predict whether other current or future efforts to repeal or amend these laws will be successful, nor can we predict the impact that such a repeal or amendment would have on our business and operations, or on our revenues and earnings. The enacted reforms as well as future legislative changes could have a material adverse effect on our results of operations, including lowering our reimbursement rates and increasing our expenses.

Changes in state Medicaid or other non-Medicare government-based programs or payment rates could reduce our revenues, earnings and cash flows.

Approximately 22% of our dialysis services revenues for the six months ended June 30, 2016 was generated from patients who have state Medicaid or other non-Medicare government-based programs, such as coverage through the Department of Veterans Affairs (VA), as their primary coverage. As state governments and other governmental organizations face increasing budgetary pressure, we may in turn face reductions in payment rates, delays in the receipt of payments, limitations on enrollee eligibility or other changes to the applicable programs. For example, certain state Medicaid programs and the VA have recently considered, proposed or implemented payment rate reductions.

The VA adopted Medicare’s bundled PPS pricing methodology for any veterans receiving treatment from non-VA providers under a national contracting initiative. Since we are a non-VA provider, these reimbursements are tied to a percentage of Medicare reimbursement, and we have exposure to any dialysis reimbursement changes made by CMS. Approximately 2% of our dialysis services revenues for the six months ended June 30, 2016 was generated by the VA.

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

State Medicaid programs are increasingly adopting Medicare-like bundled payment systems, but sometimes these payment systems are poorly defined and are implemented without any claims processing infrastructure, or patient or facility adjusters. If these payment systems are implemented without any adjusters and claims processing changes, Medicaid payments will be substantially reduced and the costs to submit such claims may increase, which will have a negative impact on our revenues, earnings and cash flows. In addition, some state Medicaid program eligibility requirements mandate that citizen enrollees in such programs provide documented proof of citizenship. If our patients cannot meet these proof of citizenship documentation requirements, they may be denied coverage under these programs, resulting in decreased patient volumes and revenue. These Medicaid payment and enrollment changes, along with similar changes to other non-Medicare government programs could reduce the rates paid by these programs for dialysis and related services, delay the receipt of payment for services provided and further limit eligibility for coverage which could adversely affect our revenues, earnings and cash flows.

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

Additionally, evaluations on the utilization and reimbursement for ESAs, which have occurred in the past and may occur in the future, and related actions by the U.S. Congress and federal agencies, could result in further restrictions on the utilization and reimbursement for ESAs. Commercial payors have increasingly examined their administration policies for EPO and, in some cases, have modified those policies. Changes in labeling of EPO and other pharmaceuticals in a manner that alters physician practice patterns or accepted clinical practices, and/or changes in private and governmental payment criteria, including the introduction of EPO administration policies could have a material adverse effect on our revenues, earnings and cash flows. Further increased utilization of EPO for patients for whom the cost of EPO is included in a bundled reimbursement rate, or further decreases in reimbursement for EPO and other pharmaceuticals that are not included in a bundled reimbursement rate, could also have a material adverse effect on our revenues, earnings and cash flows.

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

In October 2014, we entered into a Settlement Agreement with the United States and relator David Barbetta to resolve the then pending 2010 and 2011 U.S. Attorney physician relationship investigations and paid $406 million in settlement amounts, civil forfeiture, and interest to the United States and certain states. In connection with the resolution of these matters, and in exchange for the OIG’s agreement not to exclude us from participating in the federal healthcare programs, we have entered into a five-year CIA with the OIG. The CIA (i) requires that we maintain certain elements of our compliance programs, (ii) imposes certain expanded compliance-related requirements during the term of the CIA, (iii) requires ongoing monitoring and reporting by an independent monitor, imposes certain reporting, certification, records retention and training obligations, allocates certain oversight responsibility to the Board’s Compliance Committee, and necessitates the creation of a Management Compliance Committee and the retention of an independent compliance advisor to the Board, and (iv) contains certain business restrictions related to a subset of our joint venture arrangements, including our agreeing to (i) unwind 11 joint venture transactions that were created through partial divestitures to, or partial acquisitions from, nephrologists, and that cover 26 of our 2,119 clinics that existed at the time we entered into the Settlement Agreement, all of which have been completed, (ii) not enter into certain types of partial divestiture joint venture transactions with nephrologists during the term of the CIA, (iii) non-enforcement of certain patient-related non-solicitation restrictions, and (iv) certain other restrictions. The costs associated with compliance with the CIA could be substantial and may be greater than we currently anticipate. In addition, in the event of a breach of the CIA, we could become liable for payment of certain stipulated penalties, and could be excluded from participation in federal healthcare programs. The OIG notified us that it considered us to be previously in breach of the CIA because of three implementation deficiencies. While we have remediated the deficiencies and have paid certain stipulated penalties, we cannot provide any assurances that we may not be found in breach of the CIA in the future. In general, the costs associated with compliance with the CIA, or any liability or consequences associated with a breach, could have a material adverse effect on our revenues, earnings and cash flows. For our domestic dialysis business, we are required under the CIA to report to the OIG (i) probable violations of criminal, civil or administrative laws applicable to any federal health care program for which penalties or exclusions may be authorized under applicable laws and regulations, (ii) substantial overpayments of amounts of money we have received in excess of the amounts due and payable under the federal healthcare program requirements, and (iii) employment of or contracting with individuals ineligible from participating in the federal healthcare programs (we refer to these collectively as Reportable Events). We have provided the OIG notice of Reportable Events, and we may identify and report additional events in the future. If any of our operations are found to violate government laws and regulations, we could suffer severe consequences that would have a material adverse effect on our revenues, earnings, cash flows and stock price, including those consequences described under the risk factor “If we fail to adhere to all of the complex government regulations that apply to our business, we could suffer severe consequences that would substantially reduce our revenues, earnings, cash flows and stock price.”

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

As of June 30, 2016, we owned a controlling interest in numerous dialysis-related joint ventures, which represented approximately 24% of our dialysis and related lab services revenues for the six months ended June 30, 2016. In addition, we also owned minority equity investments in several other dialysis related joint ventures. We may continue to increase the number of our joint ventures. Many of our joint ventures with physicians or physician groups also have certain physician owners providing medical director services to centers we own and operate. Because our relationships with physicians are governed by the federal and state anti-kickback statutes, we have sought to structure our joint venture arrangements to satisfy as many federal safe harbor requirements as we believe are commercially reasonable. However, although our joint venture arrangements do not satisfy all of the elements of any safe harbor under the federal Anti-Kickback Statute, they are not automatically prohibited under the federal Anti-Kickback Statute but are susceptible to government scrutiny. In October 2014, we entered into a Settlement Agreement with the United States and relator David Barbetta to resolve the then pending 2010 and 2011 U.S. Attorney physician relationship investigations regarding certain of our joint ventures and paid $406 million in settlement amounts, civil forfeiture, and interest to the United States and certain states. For further details, please see “If we fail to comply with our Corporate Integrity Agreement, we could be subject to substantial penalties and exclusion from participation in federal healthcare programs that may adversely impact our revenues, earnings and cash flows”.

There are significant estimating risks associated with the amount of dialysis revenues and related refund liabilities that we recognize, and if we are unable to accurately estimate our revenues and related refund liabilities, it could impact the timing and the amount of our revenues recognition or have a significant impact on our operating results.

There are significant estimating risks associated with the amount of dialysis and related lab services revenues and related refund liabilities that we recognize in a reporting period. The billing and collection process is complex due to ongoing insurance coverage changes, geographic coverage differences, differing interpretations of contract coverage and other payor issues. Determining applicable primary and secondary coverage for approximately 185,000 U.S. patients at any point in time, together with the changes in patient coverage that occur each month, requires complex, resource-intensive processes. Errors in determining the correct coordination of benefits may result in refunds to payors. Revenues associated with Medicare and Medicaid programs are also subject to estimating risk related to the amounts not paid by the primary government payor that will ultimately be collectible from other government programs paying secondary coverage, the patient’s commercial health plan secondary coverage or the patient. Collections, refunds and payor retractions typically continue to occur for up to three years and longer after services are provided. We generally expect our range of dialysis and related lab services revenues estimating risk to be within 1% of net revenues for the segment. If our estimates of dialysis and related lab services revenues and related refund liabilities are materially inaccurate, it could impact the timing and the amount of our revenues recognition and have a significant impact on our operating results.

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

Opportunities presented by our competitors or different affiliation models in the changing healthcare environment, such as an increase in the number of physicians becoming employed by hospitals or a perceived decrease in the quality of service levels at our centers, may negatively impact a medical director’s decision to enter into or extend his or her agreement with us, refer patients to our centers or otherwise negatively impact treatment volumes.

In addition, we may take actions to restructure existing relationships or take positions in negotiating extensions of relationships to assure compliance with the federal Anti-Kickback Statute, Stark Law and other similar laws. If the terms of any existing agreement are found to violate applicable laws, we may not be successful in restructuring the relationship, which could lead to the early termination of the agreement, or cause the physician to stop referring patients to our dialysis centers. These actions, in an effort to comply with applicable laws and regulations, could negatively impact the decision of physicians to extend their medical director agreements with us or to refer their patients to us. If a significant number of physicians were to cease referring patients to our dialysis centers, our revenues, earnings and cash flows would be substantially reduced.

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

We are experiencing increased labor costs and difficulties in hiring nurses due to a nationwide shortage of skilled clinical personnel. We compete for nurses with hospitals and other healthcare providers. This nursing shortage may limit our ability to expand our operations. In addition, changes in certification requirements or increases in the required staffing levels for skilled clinical personnel can impact our ability to maintain sufficient staff levels to the extent our teammates are not able to meet new requirements, or we experience a higher than normal turnover rate due to increased competition for qualified clinical personnel. If we are unable to hire skilled clinical personnel when needed, or if we experience a higher than normal turnover rate for our skilled clinical personnel, our operations and treatment growth will be negatively impacted, which would result in reduced revenues, earnings and cash flows.

Our business is labor intensive and could be adversely affected if we are unable to maintain satisfactory relations with our employees or if union organizing activities result in significant increases in our operating costs or decreases in productivity.

Our business is labor intensive, and our results are subject to variations in labor-related costs, productivity and the number of pending or potential claims against us related to labor and employment practices. If political efforts at the national and local level result in actions or proposals that increase the likelihood of union organizing activities at our facilities or if union organizing activities increase for other reasons, or if labor and employment claims, including the filing of class action suits, or work stoppages, trend upwards, our operating costs could increase and our employee relations, productivity, earnings and cash flows could be adversely affected.

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

As a participant in the healthcare industry, HCP is subject to many of the same risks as our dialysis business is, as described in the risk factors set forth above in this Part I, Item 1A, any of which could materially and adversely affect HCP’s revenues, earnings or cash flows. Among these risks are the following:

•	The healthcare business is heavily regulated and changes in laws, regulations, or government programs could have a material impact on HCP;
•	Failure to comply with complex governmental regulations could have severe consequences to HCP, including, without limitation, exclusion from governmental payor programs like Medicare and Medicaid;
•	HCP could become the subject of governmental investigations, claims and litigation;
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

Over 85% of HCP’s revenue for the six months ended June 30, 2016 is derived from fixed Per Member Per Month (PMPM) fees paid by health plans under capitation agreements with HCP or its associated physician groups. While there are variations specific to each arrangement, HCP, through DaVita HealthCare Partners Plan (DHPP), a subsidiary of HealthCare Partners Holdings, LLC and a restricted Knox-Keene licensed entity, and, in certain instances, HCP’s associated physician groups generally contract with health plans to receive a PMPM fee for professional services and assume the financial responsibility for professional services only. In some cases, the health plans separately enter into capitation contracts with third parties (typically hospitals) who receive directly a PMPM fee and assume contractual financial responsibility for hospital services. In other cases, the health plan does not pay any portion of the PMPM fee to the hospital, but rather administers claims for hospital expenses itself. In both scenarios, HCP enters into managed care-related administrative services agreements or similar arrangements with those third parties (typically hospitals) under which HCP agrees to be responsible for utilization review, quality assurance, and other managed care-related administrative functions and claim payments. As compensation for such administrative services, HCP is entitled to receive a percentage of the amount by which the institutional capitation revenue received from health plans exceeds institutional expenses; any such risk-share amount to which HCP is entitled is recorded as medical revenues, and HCP is also responsible for a percentage of any short-fall in the event that institutional expenses exceed institutional revenues. To the extent that members require more care than is anticipated, aggregate fixed PMPM amounts, or capitation payments, may be insufficient to cover the costs associated with treatment. If medical expenses exceed estimates, except in very limited circumstances, HCP will not be able to increase the PMPM fee received under these risk agreements during their then-current terms and could, directly or indirectly through its contracts with its associated physician groups, suffer losses with respect to such agreements.

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

Historically, HCP’s and its associated physician groups’ medical expenses as a percentage of revenue have fluctuated. Factors that may cause medical expenses to exceed estimates include:

•	the health status of members;
•	higher than expected utilization of new or existing healthcare services or technologies;
•	an increase in the cost of healthcare services and supplies, including pharmaceuticals, whether as a result of inflation or otherwise;
•	changes to mandated benefits or other changes in healthcare laws, regulations and practices;
•	periodic renegotiation of provider contracts with specialist physicians, hospitals and ancillary providers;
•	periodic renegotiation of contracts with HCP’s affiliated primary care physicians and specialists;
•	changes in the demographics of the participating members and medical trends;
•	contractual or claims disputes with providers, hospitals or other service providers within a health plan’s network;
•	the occurrence of catastrophes, major epidemics or acts of terrorism; and
•	the reduction of health plan premiums.

Risk-sharing arrangements that HCP and its associated physician groups have with health plans and hospitals could result in their costs exceeding the corresponding revenues, which could reduce or eliminate any shared risk profitability.

Most of the agreements between health plans and HCP and its associated physician groups contain risk-sharing arrangements under which the physician groups can earn additional compensation from the health plans by coordinating the provision of quality, cost-effective healthcare to members. However, such arrangements may require the physician group to assume a portion of any loss sustained from these arrangements, thereby reducing HCP’s net income. Under these risk-sharing arrangements, HCP and its associated physician groups are responsible for a portion of the cost of hospital services or other services that are not capitated. The terms of the particular risk-sharing arrangement allocate responsibility to the respective parties when the cost of services exceeds the related revenue, which results in a deficit, or permit the parties to share in any surplus amounts when actual costs are less than the related revenue. The amount of non-capitated medical and hospital costs in any period could be affected by factors beyond the control of HCP, such as changes in treatment protocols, new technologies, longer lengths of stay by the patient and inflation. Certain of HCP’s agreements with health plans stipulate that risk-sharing pool deficit amounts are carried forward to offset any future years’ surplus amounts HCP would otherwise be entitled to receive. HCP accrues for any such risk-sharing deficits. To the extent that such non-capitated medical and hospital costs are higher than anticipated, revenue may not be sufficient to cover the risk-sharing deficits the health plans and HCP are responsible for, which could reduce HCP’s revenues and profitability.

Renegotiation, renewal or termination of capitation agreements with health plans could have a significant impact on HCP’s future profitability.

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

Laws regulating the corporate practice of medicine could restrict the manner in which HCP is permitted to conduct its business, and the failure to comply with such laws could subject HCP to penalties or require a restructuring of HCP.

Some states have laws that prohibit business entities, such as HCP, from practicing medicine, employing physicians to practice medicine, exercising control over medical decisions by physicians (also known collectively as the corporate practice of medicine) or engaging in certain arrangements, such as fee-splitting, with physicians. In some states these prohibitions are expressly stated in a statute or regulation, while in other states the prohibition is a matter of judicial or regulatory interpretation. Of the states in which HCP currently operates, California, Colorado, Nevada and Washington generally prohibit the corporate practice of medicine, and other states may as well.

In California, Colorado, Nevada and Washington, HCP operates by maintaining long-term contracts with its associated physician groups which are each owned and operated by physicians and which employ or contract with additional physicians to provide physician services. Under these arrangements, HCP provides management services and, receives a management fee for providing non-medical management services; however, HCP does not represent that it offers medical services, and does not exercise influence or control over the practice of medicine by the physicians or the associated physician groups.

In addition to the above management arrangements, HCP has certain contractual rights relating to the orderly transfer of equity interests in certain of its associated California, Colorado, Nevada and Washington physician groups through succession agreements and other arrangements with their physician equity holders. However, such equity interests cannot be transferred to or held by HCP or by any non-professional organization. Accordingly, neither HCP nor HCP’s subsidiaries directly own any equity interests in any physician groups in California, Colorado, Nevada and Washington. In the event that any of these associated physician groups fail to comply with the management arrangement or any management arrangement is terminated and/or HCP is unable to enforce its contractual rights over the orderly transfer of equity interests in its associated physician groups, such events could have a material adverse effect on HCP’s business, financial condition or results of operations.

It is possible that a state regulatory agency or a court could determine that HCP’s agreements with physician equity holders of certain managed California, Colorado, Nevada and Washington associated physician groups as described above, either independently or coupled with the management services agreements with such associated physician groups, are in violation of the corporate practice of medicine doctrine. As a result, these arrangements could be deemed invalid, potentially resulting in a loss of revenues and an adverse effect on results of operations derived from such associated physician groups. Such a determination could force a restructuring of HCP’s management arrangements with associated physician groups in California, Colorado, Nevada and/or Washington, which might include revisions of the management services agreements, including a modification of the management fee and/or establishing an alternative structure that would permit HCP to contract with a physician network without violating the corporate practice of medicine prohibition. There can be no assurance that such a restructuring would be feasible, or that it could be accomplished within a reasonable time frame without a material adverse effect on HCP’s operations and financial results. In December 2013, DHPP obtained a restricted Knox-Keene license in California, which permits DHPP to contract with health plans in California to accept global risk without violating the corporate practice of medicine prohibition. However, HCP and HCP’s Colorsdo, Nevada and Washington associated physician groups, as well as those physician equity holders of associated physician groups who are subject to succession agreements with HCP, could be subject to criminal or civil penalties or an injunction for practicing medicine without a license or aiding and abetting the unlicensed practice of medicine.

If HCP’s agreements or arrangements with any physician equity holder(s) of associated physicians, physician groups or IPAs are deemed invalid under state law, including laws against the corporate practice of medicine, or federal law, or are terminated as a result of changes in state law, or if there is a change in accounting standards by the Financial Accounting Standards Board (FASB) or the interpretation thereof affecting consolidation of entities, it could impact HCP’s consolidation of total revenues derived from such associated physician groups.

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

The California DMHC has instituted financial solvency regulations to monitor the financial solvency of capitated physician groups. Under these regulations, HCP’s associated physician group is required to, among other things:

•

Maintain, at all times, a minimum cash-to-claims ratio (where cash-to-claims ratio means the organization’s cash, marketable securities and certain qualified receivables, divided by the organization’s total unpaid claims liability). The regulation currently requires a cash-to-claims ratio of 0.75.

•

Submit periodic reports to the California DMHC containing various data and attestations regarding performance and financial solvency, including incurred but not reported calculations and documentation, and attestations as to whether or not the organization was in compliance with Knox-Keene requirements related to claims payment timeliness, had maintained positive TNE (i.e., at least $1.00) and had maintained positive working capital (i.e., at least $1.00).

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

On April 4, 2016, CMS issued its final rule establishing the 2017 Medicare Advantage benchmark payment rates announcing the model it will use to blend risk acuity scores. In 2017, CMS will fully implement the 2017 CMS-Hierarchical Condition Categories (CMS-HCC) Risk Adjustment model proposed in the Advance Notice, but with updated coefficients. Based upon our preliminary analysis of the final rule, we estimate that the reduction in 2017 rates, including adjustments for the new PPACA blended benchmark county rates and qualifying bonuses, will lead to a reduction in Medicare Advantage rates to HCP of approximately 1%, or a net impact of approximately $25 million to our 2017 operating income. This compares to an industry average rate increase of approximately 0.85% without accounting for the expected growth in coding acuity that has typically added another 2.2%, in each case as indicated by CMS. The final impact of 2017 Medicare Advantage rates can vary from this estimate and will be impacted by the relative growth of HCP’s Medicare Advantage patient volumes across markets as well as by the benefit plan designs submitted. It is possible that we have underestimated the impact of the 2017 Medicare Advantage rates on our business, which may have a material adverse effect on our financial position, results of operation or cash flows.

This more significant decline in Medicare Advantage rates for us compared to the industry average is driven by a larger-than-average decline associated with CMS’s modification to the risk adjustment model calculation. The move to the 2017 CMS-HCC model negatively affects us and other providers like us who have invested significantly in wellness and prevention programs for patients with chronic conditions.

We have taken impairment charges against the goodwill of two of our HCP reporting units in the first and second quarters of 2016 based on continuing developments at our HCP reporting units, including the Medicare Advantage final benchmark rates for 2017 announced on April 4, 2016, further changes in our expectations concerning future government reimbursement rates and our expected ability to mitigate them, as well as medical cost and utilization trends, underperformance of certain at-risk units in recent quarters and other market conditions. We may also need to take additional goodwill impairment charges against earnings in a future period, depending on the impact of these changes on the value of our HCP reporting units. A goodwill impairment occurs when the carrying value of a reporting unit’s goodwill is in excess of its implied fair value, and the amount of such non-cash charge, if any, could be significant. In estimating the fair value of our HCP reporting units, we update our forecasts for our at risk HCP reporting units to reflect the expected future cash flows that we believe market participants would use in determining the fair values of our HCP reporting units if they were to acquire these businesses. We also use certain estimates and key assumptions in determining our estimate of these fair values, including discount and long-term growth rates, market data and future reimbursement rates. Our estimates of the fair value of our HCP reporting units could differ from the actual fair values a market participant would pay for these reporting units.

HCP’s Medicare Advantage revenues may continue to be volatile in the future, which could have a material impact on HCP’s ongoing financial performance.

The Health Reform Acts contain a number of provisions that negatively impact Medicare Advantage plans, which may each have an adverse effect on HCP’s revenues, earnings and cash flows. These provisions include the following:

•

Medicare Advantage benchmarks for 2011 were frozen at 2010 levels. From 2012 through 2016, Medicare Advantage benchmark rates were phased down from prior levels. The new benchmarks will be fully phased-in in 2017 and will range between 95% and 115% of the Medicare FFS costs, depending on a plan’s geographic area. If our costs escalate faster than can be absorbed by the level of revenues implied by these benchmark rates, then it could have a significant negative impact on HCP’s earnings and cash flows.

•	Rebates received by Medicare Advantage plans that were reduced, with larger reductions for plans failing to receive certain quality ratings.
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

•

Prescription drug plans are required to provide coverage of certain drug categories on a list developed by the Secretary of HHS, which could increase the cost of providing care to Medicare Advantage enrollees, and thereby reduce HCP’s revenues and earnings. The Medicare Part D premium amount subsidized for high-income beneficiaries has been reduced, which could lower the number of Medicare Advantage enrollees, which would have a negative impact on HCP’s revenues, earnings and cash flows.

•

CMS increased coding intensity adjustments for Medicare Advantage plans beginning in 2014 and continuing through 2018, which reduces CMS payments to Medicare Advantage plans, which in turn will likely reduce the amounts payable to HCP and its associated physicians, physician groups, and IPAs under its capitation agreements.

The President’s Fiscal Year 2017 budget proposed reforms to Medicare, Medicaid, and other health care programs to reduce spending by approximately $375 billion over the next decade. The budget also proposed a Medicare Advantage competitive bidding system that reforms payments based on plans’ estimates for beneficiary cost-of-care. Such proposals could signal further downward pressure on reimbursement to Medicare providers and Medicare Advantage plans, which would have a negative impact on HCP’s revenues, earnings and cash flows. Future budget cuts could adversely affect HCP’s revenues.

There is uncertainty regarding both Medicare Advantage payment rates and beneficiary enrollment, which, if reduced, would reduce HCP’s overall revenues and net income. For example, although the Congressional Budget Office (CBO) predicted in 2010 that Medicare Advantage participation would drop substantially by 2020, the CBO now predicts that enrollment in Medicare Advantage (and other contracts covering Medicare Parts A and B) could reach 30 million by 2026. Although Medicare Advantage enrollment increased by approximately 5.6 million, or by 50%, between the enactment of the PPACA in 2010 and 2015, there can be no assurance that this trend will continue. Further, fluctuation in Medicare Advantage payment rates are evidenced by CMS’s annual announcement of the expected average change in revenue from the prior year: for 2015, CMS announced an average increase of 0.4%; for 2016, 1.25%; and for 2017, 0.85%. See above for further details regarding Medicare Advantage rates for 2017. Uncertainty over Medicare Advantage enrollment and payment rates present a continuing risk to HCP’s business.

Medicare Advantage enrollment continues to be highly concentrated among a few payors, both nationally and in local markets. As of 2015, in approximately 15 states and the District of Columbia, more than half of all enrollees are in plans offered by one company – an indicator that those markets may lack competition. Consolidation among Medicare Advantage plans, or the Medicare programs failure to attract additional plans to participate in the Medicare Advantage program, could have a negative impact of HCP’s revenues, earnings, and/or cash flows.

HCP’s operations are dependent on competing health plans and, at times, a health plan’s and HCP’s economic interests may diverge.

For the six months ended June 30, 2016, 62% of HCP’s consolidated capitated medical revenues were earned through contracts with three health plans.

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

There are circumstances under federal and state law pursuant to which HCP and its associated physician groups, IPAs and other physicians could be obligated to continue to provide medical services to HCP members in their care following a termination of their applicable risk agreement with health plans and termination of the receipt of payments thereunder. In certain cases, this obligation could require the physician group or IPA to provide care to such member following the bankruptcy or insolvency of a health plan. Accordingly, the obligations to provide medical services to HCP members (and the associated costs) may not terminate at the time the applicable agreement with the health plan terminates, and HCP may not be able to recover its cost of providing those services from the health plan, which could have a material adverse effect on HCP’s financial condition, results of operations and/or cash flows.

HCP operates primarily in California, Florida, Nevada, New Mexico, Washington and Colorado and may not be able to successfully establish a presence in new geographic regions.

HCP derives substantially all of its revenue from operations in California, Florida, Nevada, New Mexico, Washington and Colorado (which we refer to as the Existing Geographic Regions). As a result, HCP’s exposure to many of the risks described herein is not mitigated by a greater diversification of geographic focus. Furthermore, due to the concentration of HCP’s operations in the Existing Geographic Regions, it may be adversely affected by economic conditions, natural disasters (such as earthquakes or hurricanes), or acts of war or terrorism that disproportionately affect the Existing Geographic Regions as compared to other states and geographic markets.

To expand the operations of its network outside of the Existing Geographic Regions, HCP must devote resources to identify and explore perceived opportunities. Thereafter, HCP must, among other things, recruit and retain qualified personnel, develop new offices, establish potential new relationships with one or more health plans, and establish new relationships with physicians and other healthcare providers. The ability to establish such new relationships may be significantly inhibited by competition for such relationships and personnel in the healthcare marketplace in the targeted new geographic regions. Additionally, HCP may face the risk that a substantial portion of the patients served in a new geographic area may be enrolled in a Medicare FFS program and will not desire to transition to a Medicare Advantage program, such as those offered through the health plans that HCP serves, or they may enroll with other health plans with whom HCP does not contract to receive services, which could reduce substantially HCP’s perceived opportunity in such geographic area. In addition, if HCP were to seek to expand outside of the Existing Geographic Regions, HCP would be required to comply with laws and regulations of states that may differ from the ones in which it currently operates, and could face competitors with greater knowledge of such local markets. HCP anticipates that any geographic expansion may require it to make a substantial investment of management time, capital and/or other resources. There can be no assurance that HCP will be able to establish profitable operations or relationships in any new geographic markets.

Reductions in the quality ratings of the health plans HCP serves could have an adverse effect on its results of operations, financial condition and/or cash flow.

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

Given each health plan’s control of its plans and the many other providers that serve such plans, HCP believes that it will have limited ability to influence the overall quality rating of any such plan. In addition, CMS has begun terminating plans that have had a rating of less than three stars for three consecutive years, whereas Medicare Advantage plans with five stars are permitted to conduct enrollment throughout almost the entire year. Accordingly, since low quality ratings can potentially lead to the termination of a plan that HCP serves, HCP may not be able to prevent the potential termination of a contracting plan or a shift of patients to other plans based upon quality issues which could, in turn, have an adverse effect on HCP’s results of operations, financial condition and/or cash flows.

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

In June 2015, we received a subpoena from the OIG requesting information relating to our and our subsidiaries’ (including HCP’s and its subsidiary JSA’s) provision of services to Medicare Advantage plans and related patient diagnosis coding and risk adjustment submissions and payments. We believe that the request is part of a broader industry investigation into Medicare Advantage patient diagnosis coding and risk adjustment practices and potential overpayments by the government. The information requested includes information relating to patient diagnosis coding practices for a number of conditions, including potentially improper historical HCP coding for a particular condition. With respect to that condition, the guidance related to that coding issue was discontinued following our November 1, 2012 acquisition of HCP and we notified CMS in April 2015 of the coding practice and potential overpayments. We are continuing to review other HCP coding practices to determine whether there were any improper coding issues. We are cooperating with the government and producing the requested information.

Additionally, CMS audits Medicare Advantage plans for documentation to support RAF-related payments for members chosen at random. The Medicare Advantage plans ask providers to submit the underlying documentation for members that they serve. It is possible that claims associated with members with higher RAF scores could be subject to more scrutiny in a CMS or plan audit. There is a possibility that a Medicare Advantage plan may seek repayment from HCP should CMS make any payment adjustments to the Medicare Advantage plan as a result of its audits. The plans also may hold HCP liable for any penalties owed to CMS for inaccurate or unsupportable RAF scores provided by HCP. In addition, HCP could be liable for penalties to the government under the FCA that range from $5,500 to $11,000 (adjusted for inflation) for each false claim, plus up to three times the amount of damages caused by each false claim, which can be as much as the amounts received directly or indirectly from the government for each such false claim. On June 29, 2016, the DOJ released an interim final rule announcing adjustments to FCA penalties, under which the per claim penalty range increases to $10,781 to $21,563 for penalties assessed after August 1, 2016, so long as the underlying conduct occurred after November 2, 2015.

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

Separately, as described in further detail below, on March 13, 2015, JSA, a subsidiary of HCP, received a subpoena from the OIG that relates, in part, to risk adjustment practices and data.

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

HCP competes directly with various regional and local companies that provide similar services in HCP’s Existing Geographic Regions. HCP’s competitors vary in size and scope and in terms of products and services offered. HCP believes that some of its competitors and potential competitors may be significantly larger than HCP and have greater financial, sales, marketing and other resources. Furthermore, it is HCP’s belief that some of its competitors may make strategic acquisitions or establish cooperative relationships among themselves.

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

Key primary care physicians with large patient enrollment could retire, become disabled, terminate their provider contracts, get lured away by a competing independent physician association or medical group, or otherwise become unable or unwilling to continue practicing medicine or contracting with HCP or its associated physicians, physician groups or IPAs. In addition, HCP’s associated physicians, physician groups and IPAs could view the business model as unfavorable or unattractive to such providers, which could cause such associated physicians, physician groups or IPAs to terminate their relationships with HCP. Moreover, given limitations relating to the enforcement of post-termination noncompetition covenants in California, it would be difficult to restrict a primary care physician from competing with HCP’s associated physicians, physician groups or IPAs. As a result, members who have been served by such physicians could choose to enroll with competitors’ physician organizations or could seek medical care elsewhere, which could reduce HCP’s revenues and profits. Moreover, HCP may not be able to attract new physicians to replace the services of terminating physicians or to service its growing membership.

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

The ACO programs are relatively new and therefore operational and regulatory guidance is limited. It is possible that the operations of HCP’s subsidiary ACO may not fully comply with current or future regulations and guidelines applicable to ACOs, may not achieve quality targets or cost savings, or may not attract or retain sufficient physicians or patients to allow HCP to meet its objectives. Additionally, poor performance could put the HCP ACO at financial risk with a potential obligation to CMS. Traditionally, other than FFS billing by the medical clinics and healthcare facilities operated by HCP, HCP has not directly contracted with CMS and has not operated any health plans or provider sponsored networks. Therefore, HCP may not have the necessary experience, systems or compliance to successfully achieve a positive return on its investment in the ACO or to avoid financial or regulatory liability. HCP believes that its historical experience with fully delegated managed care will be applicable to operation of its subsidiary ACO, but there can be no such assurance.

California hospitals may terminate their agreements with HealthCare Partners Affiliates Medical Group and HealthCare Partners Associates Medical Group, Inc. (collectively HCPAMG) or reduce the fees they pay to HCP.

In California, HCPAMG maintains significant hospital arrangements designed to facilitate the provision of coordinated hospital care with those services provided to members by HCPAMG and its associated physicians, physician groups and IPAs. Through contractual arrangements with certain key hospitals, HCPAMG provides utilization review, quality assurance and other management services related to the provision of patient care services to members by the contracted hospitals and downstream hospital contractors. In the event that any one of these key hospital agreements is amended in a financially unfavorable manner or is otherwise terminated, such events could have a material adverse effect on HCP’s financial condition, and results of operations.

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

HCP depends on a complex, specialized, and integrated management information system and standardized procedures for operational and financial information, as well as for HCP’s billing operations. HCP may experience unanticipated delays, complications or expenses in implementing, integrating, and operating these integrated systems. Moreover, HCP may be unable to enhance its existing management information system or implement new management information systems where necessary. HCP’s management information system may require modifications, improvements or replacements that may require both substantial expenditures as well as interruptions in operations. HCP’s ability to implement and operate its integrated systems is subject to the availability of information technology and skilled personnel to assist HCP in creating and maintaining these systems.

HCP’s failure to successfully implement and maintain all of its systems could have a material adverse effect on its business, financial condition and results of operations. For example, HCP’s failure to successfully operate its billing systems could lead to potential violations of healthcare laws and regulations. If HCP is unable to handle its claims volume, or if HCP is unable to pay claims timely, HCP may become subject to a health plan’s corrective action plan or de-delegation until the problem is corrected, and/or termination of the health plan’s agreement with HCP. This could have a material adverse effect on HCP’s operations and profitability. In addition, if HCP’s claims processing system is unable to process claims accurately, the data HCP uses for its incurred but not reported (IBNR) estimates could be incomplete and HCP’s ability to accurately estimate claims liabilities and establish adequate reserves could be adversely affected. Finally, if HCP’s management information systems are unable to function in compliance with applicable state or federal rules and regulations, including, without limitation, medical information confidentiality laws such as Health Insurance Portability and Accountability Act of 1996 (HIPAA), possible penalties and fines due to this lack of compliance could have a material adverse effect on HCP’s financial condition, and results of operations.

HCP may be impacted by eligibility changes to government and private insurance programs.

Due to potential decreased availability of healthcare through private employers, the number of patients who are uninsured or participate in governmental programs may increase. The Health Reform Acts have increased the participation of individuals in the Medicaid program in states that elected to participate in the expanded Medicaid coverage. A shift in payor mix from managed care and other private payors to government payors as well as an increase in the number of uninsured patients may result in a reduction in the rates of reimbursement to HCP or an increase in uncollectible receivables or uncompensated care, with a corresponding decrease in net revenue. Changes in the eligibility requirements for governmental programs such as the Medicaid program under the Health Reform Acts and state decisions on whether to participate in the expansion of such programs also could increase the number of patients who participate in such programs and the number of uninsured patients. Even for those patients who remain in private insurance plans, changes to those plans could increase patient financial responsibility, resulting in a greater risk of uncollectible receivables. These factors and events could have a material adverse effect on HCP’s business, financial condition and results of operations.

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

Our operations are subject to extensive federal, state and local government regulations, including Medicare and Medicaid payment rules and regulations, federal and state anti-kickback laws, the Stark Law and analogous state self-referral prohibition statutes, Federal Acquisition Regulations, the FCA, and federal and state laws regarding the collection, use and disclosure of patient health information (e.g., HIPAA) and the storage, handling and administration of pharmaceuticals. The Medicare and Medicaid reimbursement rules related to claims submission, enrollment and licensing requirements, cost reporting, and payment processes impose complex and extensive requirements upon dialysis providers as well. A violation or departure from any of these legal requirements may result in government audits, lower reimbursements, significant fines and penalties, the potential loss of certification, recoupment efforts or voluntary repayments.

We endeavor to comply with all legal requirements; however, there is no guarantee that we will be able to adhere to all of the complex government regulations that apply to our business. We further endeavor to structure all of our relationships with physicians to comply with state and federal anti-kickback and physician self-referral laws. We utilize considerable resources to monitor the laws and implement necessary changes. However, the laws and regulations in these areas are complex and often subject to varying interpretations. For example, if an enforcement agency were to challenge the level of compensation that we pay our medical directors or the number of medical directors whom we engage, we could be required to change our practices, face criminal or civil penalties, pay substantial fines or otherwise experience a material adverse effect as a result of a challenge to these arrangements.

In addition, the FCA amended the Social Security Act to make the knowing failure to report and return overpayments within 60 days of when the overpayment was identified an obligation for purposes of the FCA, 31 U.S.C. § 3729(b)(3). The final rule implementing these obligations to return overpayments, as they apply to Medicare providers, became effective on March 14, 2016. These obligations could subject our procedures for identifying and processing overpayments to greater scrutiny. We have made significant investments in new resources to decrease the time it takes to identify and process overpayments and we may be required to make additional investments in the future. An acceleration in our ability to identify and process overpayments could result in us refunding overpayments to government and other payors more rapidly than we have in the past which could have a material adverse effect on our operating cash flows. In the fourth quarter of 2015, we recorded an estimated accrual of $22 million for potential damages and liabilities associated with write-offs and discounts of patient co-payment obligations, and credits to payors for returns of prescriptions drugs related to our pharmacy business that were identified during the course of an internally-initiated compliance review. We have disclosed the results of this ongoing review to the government. We may accrue additional reserves for refunds and related damages and potential liabilities arising out of this review. The penalties for a violation of the FCA range from $5,500 to $11,000 (adjusted for inflation) for each false claim plus three times the amount of damages caused by each such claim which generally means the amount received directly or indirectly from the government. On June 29, 2016, the DOJ released an interim final rule announcing adjustments to FCA penalties, under which the per claim penalty range increases to $10,781 to $21,563 for penalties assessed after August 1, 2016, so long as the underlying conduct occurred after November 2, 2015. Given the high volume of claims processed by our various operating units, the potential is high for substantial penalties in connection with any alleged FCA violations. The federal government has used the FCA to prosecute a wide variety of alleged false claims and fraud allegedly perpetrated against Medicare and state health care programs, including coding errors, billing for services not rendered, the submission of false cost reports, billing for services at a higher payment rate than appropriate, billing under a comprehensive code as well as under one or more component codes included in the comprehensive code and billing for care that is not considered medically necessary. Additionally, amendments to the federal Anti-Kickback Statute in the health reform law make claims tainted by anti-kickback violations potentially subject to liability under the FCA, including qui tam or whistleblower suits.

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
•

Criminal or civil liability, fines, damages or monetary penalties for violations of healthcare fraud and abuse laws, including the federal Anti-Kickback Statute, Stark Law violations, FCA or other failures to meet regulatory requirements;

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

We are the subject of a number of investigations by the federal government and private civil suits, any of which could result in substantial penalties or awards against us, the imposition of certain obligations on our practices and procedures, exclusion from future participation in the Medicare, Medicaid and other federal healthcare programs and possible criminal penalties.

We are the subject of a number of investigations by the federal government. We have received subpoenas or other requests for documents from the federal government in connection with the Swoben private civil suit, the 2011 U.S. Attorney Medicaid investigation, the 2015 U.S. Attorney Transportation Investigation, the investigations underlying the two subpoenas regarding patient diagnosis coding received by HCP and its JSA subsidiary, the 2015 DOJ Vascular Access Investigation and the 2016 U.S. Attorney Prescription Drug Investigation described below.

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

In November 2015, we announced that RMS Lifeline, Inc., a wholly-owned subsidiary of ours that operates under the name Lifeline Vascular Access (Lifeline), received a CID from the DOJ. The CID relates to two vascular access centers in Florida that are part of Lifeline’s vascular access business. The CID covers the period from January 1, 2008 through the present. We acquired these two centers in December 2012. Based on the language of the CID, the DOJ appeared to be looking at whether angiograms performed at the two centers were medically unnecessary and therefore whether related claims filed with federal healthcare programs possibly violated the FCA. Lifeline does not perform dialysis services but instead provides vascular access management services for dialysis patients. We cooperated with the government and produced the requested information.

In early February 2016, we announced that our pharmacy services wholly-owned subsidiary, DaVita Rx, received a CID from the U.S. Attorney’s Office for the Northern District of Texas. Based on the language of the CID, it appears the government is conducting an FCA investigation concerning allegations that DaVita Rx presented or caused to be presented false claims for payment to the government for prescription medications. The CID covers the period from January 1, 2006 through the present. In the spring of 2015, we initiated an internal compliance review of DaVita Rx during which we identified potential billing and operational issues. We notified the government in September 2015 that we were conducting this review of DaVita Rx and began providing regular updates of our review. In the fourth quarter of 2015, we recorded an estimated accrual of $22 million for potential damages and liabilities associated with write-offs and discounts of patient co-payment obligations, and credits to payors for returns of prescriptions drugs, related to DaVita Rx that were identified during the course of this internal compliance review. We may accrue additional reserves for refunds and related damages and potential liabilities arising out of this review. Upon completion of our review, we filed a self-disclosure with the OIG in early February 2016 and we have been working to address and update the practices we identified in the self-disclosure, some of which overlap with information requested by the U.S. Attorney’s Office. We do not know if the U.S. Attorney’s Office, which is part of the DOJ, knew when it served the CID on us that we were already in the process of developing a self-disclosure to the OIG. The OIG informed us in late February that our submission was not accepted. They indicated that the OIG is not expressing an opinion regarding the conduct disclosed or our legal positions. We are cooperating with the government and are producing the requested information.

In addition to the inquiries and proceedings specifically identified above, the Company is frequently subject to other inquiries by state or federal government agencies and/or private civil qui tam complaints filed by relators. Responding to subpoenas, investigations and civil suits as well as defending ourselves in such matters will continue to require management’s attention and we will continue to incur significant legal expense. Any negative findings or certain terms and conditions that we might agree to accept as part of a negotiated resolution could result in substantial financial penalties or awards against or substantial payments made by us, the imposition of certain obligations on our practices and procedures, exclusion from future participation in the Medicare and Medicaid programs and, in certain cases, criminal penalties. It is possible that criminal proceedings may be initiated against us in connection with investigations by the federal government. To our knowledge, no proceedings have been initiated by the federal government against us at this time. At this time, we cannot predict the ultimate outcome of these inquiries, or the potential outcome of the claims in the relators’ civil suits (except as described above), or the potential range of damages, if any. See Note 9 to the condensed consolidated financial statements of this report for additional details regarding these and other matters.

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

CMS has mandated the use of new patient codes for reporting medical diagnosis and inpatient procedures, referred to as ICD-10, which requires all providers, payors, clearinghouses and billing services to utilize ICD-10 when submitting claims for payment. ICD-10 affects diagnosis and inpatient procedure coding for everyone covered by HIPAA, not just those who submit Medicare or Medicaid claims. Claims for services provided on or after October 1, 2015 must use ICD-10 for medical diagnosis and inpatient procedures or they will not be paid. If our services, processes or information systems or those of our payors do not comply with ICD-10 requirements at any future date, it could potentially delay or even reduce reimbursement payments to us. These delays or reductions could negatively impact our revenues, earnings and cash flows.

Federal and state privacy and information security laws are complex, and if we fail to comply with applicable laws, regulations and standards, including with respect to third-party service providers that utilize sensitive personal information on our behalf, or if we fail to properly maintain the integrity of our data, protect our proprietary rights to our systems or defend against cybersecurity attacks, we may be subject to government or private actions due to privacy and security breaches, and our business, reputation, results of operations, financial position and cash flows could be materially and adversely affected.

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

There have been increased federal and state HIPAA privacy and security enforcement efforts and we expect this trend to continue. Under HITECH, state attorneys general have the right to prosecute HIPAA violations committed against residents of their states. Several such actions have already been brought against both covered entities and a business associate, and continued enforcement actions are likely to occur in the future. Multiple civil actions have also been brought based on HIPAA violations under causes of action for negligence and other common law theories. In addition, HITECH mandates that the Secretary of HHS conduct periodic compliance audits of HIPAA covered entities and business associates. It also tasks HHS with establishing a methodology whereby individuals who are harmed by HIPAA violations may receive a percentage of the civil monetary penalty fine or monetary settlement paid by the violator.

In addition to HIPAA, numerous other state and federal laws govern the collection, dissemination, use, access to, confidentiality of, and breach of individually identifiable health information. In addition, some states are considering new laws and regulations that further protect the confidentiality, privacy or security of medical records or other types of medical or personal information. These laws may be similar to or even more stringent than the federal provisions and are not preempted by HIPAA. Not only may some of these state laws impose fines and penalties upon violators, but some afford private rights of action to individuals who believe their personal information has been misused.

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

Acquisitions, patient retention and medical director and physician retention are an important part of our growth strategy. We face intense competition from other companies for acquisition targets. In our U.S. dialysis business, we continue to face increased competition from large and medium-sized providers, which compete directly with us for acquisition targets as well as for individual patients and medical directors. In addition, as we continue our international dialysis expansion into various international markets, we will face competition from large and medium-sized providers for these acquisition targets as well. Because of the ease of entry into the dialysis business and the ability of physicians to be medical directors for their own centers, competition for growth in existing and expanding markets is not limited to large competitors with substantial financial resources. Occasionally, we have experienced competition from former medical directors or referring physicians who have opened their own dialysis centers. In addition, FMC, our largest competitor, manufactures a full line of dialysis supplies and equipment in addition to owning and operating dialysis centers. This may give it cost advantages over us because of its ability to manufacture its own products. If we are not able to continue to make acquisitions, continue to maintain acceptable levels of non-acquired growth, or if we face significant patient attrition to our competitors or a reduction in the number of our medical directors or associated physicians, it could adversely affect our business.

HCP operates in a different line of business from our historical business, and we face challenges managing HCP as a new business and may not realize anticipated benefits.

As a result of the HCP transaction, we are now significantly engaged in a new line of business. We may not have the expertise, experience and resources to pursue all of our businesses at once, and we may be unable to successfully operate all businesses in the combined company. The administration of HCP will require implementation of appropriate operations, management, and financial reporting systems and controls. We experience difficulties in effectively implementing these and other systems. The management of HCP requires and will continue to require the focused attention of our management team, including a significant commitment of its time and resources. The need for management to focus on these matters could have a material and adverse impact on our revenues and operating results. If the HCP operations are less profitable than we currently anticipate or we do not have the experience, the appropriate expertise or the resources to pursue all businesses in the combined company, the results of operations and financial condition may be materially and adversely affected, and in that regard, we have taken goodwill impairment charges of $206 million, $77 million and $176 million in December 2015, March 2016 and June 2016, respectively, and may continue incurring additional impairment charges.

If we fail to successfully maintain an effective internal control over financial reporting, the integrity of our financial reporting could be compromised, which could result in a material adverse effect on our reported financial results.

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

We are continuing to expand our operations by offering our services outside of the U.S., which increases our exposure to the inherent risks of doing business in international markets. Depending on the market, these risks include, without limitation, those relating to:

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
•

failure to comply with U.S. laws, such as the Foreign Corrupt Practices Act (“FCPA”), or local laws that prohibit us, our partners, or our partners’ or our intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining business.

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

Our operations and how we manage the Company may subject the Company, as well as its officers and directors to whom the Company owes certain defense and indemnity obligations, to litigation and liability for damages. Our business, profitability and growth prospects could suffer if we face negative publicity or we pay damages or defense costs in connection with a claim that is outside the scope or limits of coverage of any applicable insurance coverage, including claims related to adverse patient events, contractual disputes, professional and general liability and directors’ and officers’ duties. In addition, we have received several notices of claims from commercial payors and other third parties, as well as subpoenas and CIDs from the federal government, related to our historical billing practices and the historical billing practices of acquired businesses. Although the ultimate outcome of these claims cannot be predicted, an adverse result with respect to one or more of these claims could have a material adverse effect on our financial condition, results of operations and cash flows. We currently maintain insurance coverage for those risks we deem are appropriate to insure against and make determinations about whether to self-insure as to other risks or layers of coverage. However, a successful claim, including a professional liability, malpractice or negligence claim which is in excess of any applicable insurance coverage, or that is subject to our self-insurance retentions, could have a material adverse effect on our earnings and cash flows.

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

Most of our outstanding employee stock-based compensation awards include a provision accelerating the vesting of the awards in the event of a change of control. We also maintain a change of control protection program for our employees who do not have a significant number of stock awards, which has been in place since 2001, and which provides for cash bonuses to the employees in the event of a change of control. Based on the market price of our common stock and shares outstanding on June 30, 2016, these cash bonuses would total approximately $633 million if a change of control transaction occurred at that price and our Board of Directors did not modify this program. These change of control provisions may affect the price an acquirer would be willing to pay for our Company.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Share repurchases

The following table summarizes the Company’s repurchases of its common stock during the second quarter of 2016:

Approximate dollar value
			Total number	of shares that
			of shares	may yet be
			purchased as	purchased under
	Total number	Average	part of publicly	the plans
	of shares	price paid	announced plans	or programs
Period	purchased	per share	or programs	(in millions)
April 1-30, 2016	—	—	—	259.3
May 1-31, 2016	—	—	—	259.3
June 1-30, 2016	—	—	—	259.3
Total	—	—	—

On July 13, 2016, our Board of Directors approved an additional share repurchase authorization in the amount of $1,241 million. This recently approved share repurchase is in addition to the $259 million remaining at that time under our Board of Directors’ prior share repurchase authorization announced in April 2015. As a result, we have a total of $1.5 billion available under the current Board authorizations for additional repurchases as of August 8, 2016. These share repurchase authorizations have no expiration dates. However, we are subject to share repurchase limitations under the terms of the Senior Secured Credit Facilities and the indentures governing our senior notes.

Items 3, 4 and 5 are not applicable

Item 6.	Exhibits

(a) Exhibits

Exhibit
Number

3.1	Amended and Restated Bylaws for DaVita HealthCare Partners Inc., dated as of June 20, 2016. ✓

10.1	Amended and Restated Employee Stock Purchase Plan. (1) *

12.1	Ratio of earnings to fixed charges. ✓

31.1	Certification of the Chief Executive Officer, dated August 8, 2016, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

31.2	Certification of the Chief Financial Officer, dated August 8, 2016, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

32.1	Certification of the Chief Executive Officer, dated August 8, 2016, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

32.2	Certification of the Chief Financial Officer, dated August 8, 2016, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

101.INS	XBRL Instance Document. ✓

101.SCH	XBRL Taxonomy Extension Schema Document. ✓

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. ✓

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. ✓

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. ✓

101.PRE	XBRL Taxonomy Extension Presentation, Linkbase Document. ✓

✓	Filed herewith.
*	Management contract or executive compensation plan or arrangement.
(1)	Filed on May 10, 2016 as Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAVITA HEALTHCARE PARTNERS INC.

BY:	/s/ JAMES K. HILGER
James K. Hilger
Interim Chief Financial Officer and Chief Accounting Officer*

Date: August 8, 2016

*	Mr. Hilger has signed both on behalf of the Registrant as a duly authorized officer and as the Registrant’s principal accounting officer.

INDEX TO EXHIBITS

Exhibit
Number

3.1	Amended and Restated Bylaws for DaVita HealthCare Partners Inc., dated as of June 20, 2016. ✓

10.1	Amended and Restated Employee Stock Purchase Plan. (1) *

12.1	Ratio of earnings to fixed charges. ✓

31.1	Certification of the Chief Executive Officer, dated August 8, 2016, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

31.2	Certification of the Chief Financial Officer, dated August 8, 2016, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

32.1	Certification of the Chief Executive Officer, dated August 8, 2016, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

32.2	Certification of the Chief Financial Officer, dated August 8, 2016, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

101.INS	XBRL Instance Document. ✓

101.SCH	XBRL Taxonomy Extension Schema Document. ✓

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. ✓

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. ✓

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. ✓

101.PRE	XBRL Taxonomy Extension Presentation, Linkbase Document. ✓

✓	Filed herewith.
*	Management contract or executive compensation plan or arrangement.
(1)	Filed on May 10, 2016 as Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A.