Form 10-Q
period 2016-09-30
DAVITA INC.
filed 2016-11-02
CIK 927066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

For the Quarterly Period Ended September 30, 2016

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

As of October 31, 2016, the number of shares of the Registrant’s common stock outstanding was approximately 197.4 million shares.

DAVITA INC.

Note: Items 3, 4 and 5 of Part II are omitted because they are not applicable.

i

DAVITA INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(dollars in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Patient service revenues	$2,629,661	$2,414,034	$7,678,053	$7,049,428
Less: Provision for uncollectible accounts	(115,555)	(109,452)	(336,188)	(314,581)
Net patient service revenues	2,514,106	2,304,582	7,341,865	6,734,847
Capitated revenues	869,290	926,847	2,654,163	2,643,552
Other revenues	347,180	294,236	1,033,335	869,849
Total net revenues	3,730,576	3,525,665	11,029,363	10,248,248
Operating expenses and charges:
Patient care costs and other costs	2,697,629	2,501,015	7,950,987	7,309,703
General and administrative	406,890	353,492	1,180,214	1,043,253
Depreciation and amortization	181,739	162,062	531,475	474,694
Provision for uncollectible accounts	3,773	2,511	9,856	6,497
Equity investment income	(4,237)	(2,783)	(5,119)	(10,724)
Goodwill impairment charges	—	—	253,000	4,065
Gain on changes in ownership interests, net	(374,374)	—	(404,165)	—
Settlement charge	—	—	—	495,000
Total operating expenses and charges	2,911,420	3,016,297	9,516,248	9,322,488
Operating income	819,156	509,368	1,513,115	925,760
Debt expense	(104,581)	(103,481)	(310,359)	(305,121)
Debt redemption charges	—	—	—	(48,072)
Other income, net	1,876	2,484	8,067	4,262
Income before income taxes	716,451	408,371	1,210,823	576,829
Income tax expense	104,301	147,064	366,011	183,893
Net income	612,150	261,307	844,812	392,936
Less: Net income attributable to noncontrolling interests	(40,818)	(45,435)	(122,664)	(117,204)
Net income attributable to DaVita Inc.	$571,332	$215,872	$722,148	$275,732
Earnings per share:
Basic net income per share attributable to DaVita Inc.	$2.80	$1.02	$3.54	$1.30
Diluted net income per share attributable to DaVita Inc.	$2.76	$1.00	$3.48	$1.27
Weighted average shares for earnings per share:
Basic	203,761,433	212,374,897	204,206,979	212,914,126
Diluted	206,961,450	216,691,461	207,643,794	217,421,213

See notes to condensed consolidated financial statements.

DAVITA INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(dollars in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income	$612,150	$261,307	$844,812	$392,936
Other comprehensive income (loss), net of tax:
Unrealized losses on interest rate swap and cap agreements:
Unrealized losses on interest rate swap and cap agreements	(153)	(1,851)	(8,238)	(10,064)
Reclassifications of net swap and cap agreements realized losses into net income	388	771	1,301	2,372
Unrealized gains (losses) on investments:
Unrealized gains (losses) on investments	1,121	(1,651)	1,988	(1,368)
Reclassification of net investment realized gains into net income	(50)	(203)	(143)	(376)
Unrealized gains (losses) on foreign currency translation:
Foreign currency translation adjustments	(951)	(7,023)	5,386	(19,883)
Reclassification of foreign currency translation adjustment realized loss into net income	7,513	—	7,513	—
Other comprehensive income (loss)	7,868	(9,957)	7,807	(29,319)
Total comprehensive income	620,018	251,350	852,619	363,617
Less: Comprehensive income attributable to noncontrolling interests	(40,876)	(45,435)	(122,871)	(117,204)
Comprehensive income attributable to DaVita Inc.	$579,142	$205,915	$729,748	$246,413

See notes to condensed consolidated financial statements.

DAVITA INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands, except per share data)

	September 30,	December 31,
	2016	2015
ASSETS
Cash and cash equivalents	$913,496	$1,499,116
Short-term investments	659,478	408,084
Accounts receivable, less allowance of $251,593 and $264,144	1,850,425	1,724,228
Inventories	200,563	185,575
Other receivables	451,953	435,885
Other current assets	177,248	190,322
Income taxes receivable	8,196	60,070
Total current assets	4,261,359	4,503,280
Property and equipment, net of accumulated depreciation of $2,728,217 and $2,397,007	3,044,988	2,788,740
Intangible assets, net of accumulated amortization of $895,034 and $770,691	1,576,157	1,687,326
Equity investments	516,383	78,368
Long-term investments	100,786	89,122
Other long-term assets	42,984	73,560
Goodwill	9,382,996	9,294,479
	$18,925,653	$18,514,875
LIABILITIES AND EQUITY
Accounts payable	$498,422	$513,950
Other liabilities	828,535	682,123
Accrued compensation and benefits	845,879	741,926
Medical payables	313,869	332,102
Current portion of long-term debt	152,764	129,037
Total current liabilities	2,639,469	2,399,138
Long-term debt	8,972,002	9,001,308
Other long-term liabilities	420,938	439,229
Deferred income taxes	802,109	726,962
Total liabilities	12,834,518	12,566,637
Commitments and contingencies:
Noncontrolling interests subject to put provisions	971,744	864,066
Equity:
Preferred stock ($0.001 par value, 5,000,000 shares authorized; none issued)
Common stock ($0.001 par value, 450,000,000 shares authorized; 217,338,629 and 217,120,346 shares issued and 200,778,434 and 209,754,247 shares outstanding, respectively)	217	217
Additional paid-in capital	1,032,739	1,118,326
Retained earnings	5,078,983	4,356,835
Treasury stock (16,560,195 and 7,366,099 shares, respectively)	(1,147,967)	(544,772)
Accumulated other comprehensive loss	(52,226)	(59,826)
Total DaVita Inc. shareholders’ equity	4,911,746	4,870,780
Noncontrolling interests not subject to put provisions	207,645	213,392
Total equity	5,119,391	5,084,172
	$18,925,653	$18,514,875

See notes to condensed consolidated financial statements.

DAVITA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Nine months ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net income	$844,812	$392,936
Adjustments to reconcile net income to net cash provided by operating activities:
Settlement charge	—	495,000
Settlement payments	—	(493,775)
Depreciation and amortization	531,475	474,694
Debt redemption charges	—	48,072
Goodwill impairment charges	253,000	4,065
Stock-based compensation expense	29,817	42,794
Tax benefits from stock award exercises	27,012	31,069
Excess tax benefits from stock award exercises	(12,584)	(19,555)
Deferred income taxes	48,778	(1,994)
Equity investment income, net	16,825	10,563
Gain on changes in ownership interests, net	(404,165)	—
Other non-cash charges	9,163	22,518
Changes in operating assets and liabilities, other than from acquisitions and divestitures:
Accounts receivable	(85,660)	(178,148)
Inventories	(13,045)	(35,856)
Other receivables and other current assets	(1,616)	54,924
Other long-term assets	31,081	1,940
Accounts payable	(45,507)	11,473
Accrued compensation and benefits	79,289	123,081
Other current liabilities	119,549	96,671
Income taxes	65,164	35,282
Other long-term liabilities	(12,126)	4,773
Net cash provided by operating activities	1,481,262	1,120,527
Cash flows from investing activities:
Additions of property and equipment	(575,243)	(462,213)
Acquisitions	(497,331)	(90,709)
Proceeds from asset and business sales	18,991	6,865
Purchase of investments available for sale	(9,041)	(6,667)
Purchase of investments held-to-maturity	(976,411)	(1,555,604)
Proceeds from sale of investments available for sale	8,636	1,961
Proceeds from investments held-to-maturity	743,941	969,549
Purchase of intangible assets	(75)	—
Purchase of equity investments	(11,629)	(13,623)
Proceeds from sale of equity investments	40,920	—
Distributions received on equity investments	—	57
Net cash used in investing activities	(1,257,242)	(1,150,384)
Cash flows from financing activities:
Borrowings	39,102,302	41,371,392
Payments on long-term debt and other financing costs	(39,201,016)	(40,732,075)
Deferred financing and debt redemption costs	(188)	(59,354)
Purchase of treasury stock	(620,898)	(384,110)
Distributions to noncontrolling interests	(145,072)	(125,938)
Stock award exercises and other share issuances, net	18,515	19,802
Excess tax benefits from stock award exercises	12,584	19,555
Contributions from noncontrolling interests	35,524	28,212
Purchase of noncontrolling interests	(9,727)	(23,605)
Net cash (used in) provided by financing activities	(807,976)	113,879
Effect of exchange rate changes on cash and cash equivalents	(1,664)	(1,844)
Net (decrease) increase in cash and cash equivalents	(585,620)	82,178
Cash and cash equivalents at beginning of the year	1,499,116	965,241
Cash and cash equivalents at end of the period	$913,496	$1,047,419

See notes to condensed consolidated financial statements.

DAVITA INC.

CONSOLIDATED STATEMENTS OF EQUITY

(unaudited)

(dollars and shares in thousands)

										Non-
	Non-									controlling
	controlling	DaVita Inc. Shareholders’ Equity								interests
	interests							Accumulated		not
	subject to			Additional				other		subject to
	put	Common		paid-in	Retained			comprehensive		put
	provisions	stock		capital	earnings	Treasury stock		loss	Total	provisions
Balance at December 31, 2014	$829,965	215,641	$216	$1,108,211	$4,087,103	—	$—	$(25,017)	$5,170,513	$189,798
Comprehensive income:
Net income	96,510				269,732				269,732	61,168
Other comprehensive loss								(34,809)	(34,809)
Stock purchase shares issued		—	—	(6,079)		414	30,608		24,529
Stock unit shares issued		348	—	—					—
Stock-settled SAR shares issued		1,131	1	(1)					—
Stock-settled stock-based compensation expense				56,899					56,899
Excess tax benefits from stock awards exercised				28,157					28,157
Distributions to noncontrolling interests	(103,355)									(71,280)
Contributions from noncontrolling interests	25,795									28,849
Sales and assumptions of additional noncontrolling interests	10,654									6,875
Purchase of noncontrolling interests	(8,538)			(55,826)					(55,826)	(2,018)
Changes in fair value of noncontrolling interests	13,035			(13,035)					(13,035)
Purchase of treasury stock						(7,780)	(575,380)		(575,380)
Balance at December 31, 2015	$864,066	217,120	$217	$1,118,326	$4,356,835	(7,366)	$(544,772)	$(59,826)	$4,870,780	$213,392
Comprehensive income:
Net income	78,770				722,148				722,148	43,894
Other comprehensive income								7,600	7,600	207
Stock unit shares issued		—	—	(19,815)		276	19,815		—
Stock-settled SAR shares issued		219	—	(33,077)		460	33,077		—
Stock-settled stock-based compensation expense				29,336					29,336
Excess tax benefits from stock awards exercised				12,584					12,584
Distributions to noncontrolling interests	(85,337)			—					—	(59,735)
Contributions from noncontrolling interests	26,552			—					—	8,972
Sales and assumptions of additional noncontrolling interests	17,712			3,423					3,423	2,585
Purchase of noncontrolling interests	(2,922)			(5,135)					(5,135)	(1,670)
Changes in fair value of noncontrolling interests	72,903			(72,903)					(72,903)
Purchase of treasury stock						(9,930)	(656,087)		(656,087)
Balance at September 30, 2016	$971,744	217,339	$217	$1,032,739	$5,078,983	(16,560)	$(1,147,967)	$(52,226)	$4,911,746	$207,645

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

1.	Condensed consolidated interim financial statements

The condensed consolidated interim financial statements included in this report are prepared by the Company without audit. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations are reflected in these consolidated interim financial statements. All significant intercompany accounts and transactions have been eliminated. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The most significant estimates and assumptions underlying these financial statements and accompanying notes generally involve revenue recognition and accounts receivable, contingencies, impairments of goodwill and other long-lived assets, fair value estimates, accounting for income taxes, variable compensation accruals, consolidation of variable interest entities, purchase accounting valuation estimates, long-term incentive program compensation and medical liability claims. The results of operations for the nine months ended September 30, 2016 are not necessarily indicative of the operating results for the full year. The condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Prior year balances and amounts have been reclassified to conform to the current year presentation. The Company has evaluated subsequent events through the date these condensed consolidated financial statements were issued and has included all necessary adjustments and disclosures.

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

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

The reconciliations of the numerators and denominators used to calculate basic and diluted earnings per share are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Basic:
Net income attributable to DaVita Inc.	$571,332	$215,872	$722,148	$275,732
Weighted average shares outstanding during the period	205,955	214,569	206,401	215,108
Contingently returnable shares held in escrow for the DaVita HealthCare Partners merger	(2,194)	(2,194)	(2,194)	(2,194)
Weighted average shares for basic earnings per share calculation	203,761	212,375	204,207	212,914
Basic net income per share attributable to DaVita Inc.	$2.80	$1.02	$3.54	$1.30
Diluted:
Net income attributable to DaVita Inc.	$571,332	$215,872	$722,148	$275,732
Weighted average shares outstanding during the period	205,955	214,569	206,401	215,108
Assumed incremental shares from stock plans	1,006	2,122	1,243	2,313
Weighted average shares for diluted earnings per share calculation	206,961	216,691	207,644	217,421
Diluted net income per share attributable to DaVita Inc.	$2.76	$1.00	$3.48	$1.27
Anti-dilutive potential common shares excluded from calculation (1)	2,375	1,184	2,153	1,092

(1)	Shares associated with stock-settled stock appreciation rights that are excluded from the diluted denominator calculation because they are anti-dilutive under the treasury stock method.

3.	Accounts receivable

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

For receivables associated with dialysis patient services covered by Medicare, the Company receives 80% of the payment directly from Medicare as established under the government’s bundled payment system and determines an appropriate allowance for doubtful accounts and provision for uncollectible accounts on the remaining balance due depending upon the Company’s estimate of the amounts ultimately collectible from other secondary coverage sources or from the patients. For receivables associated with services to patients covered by commercial payors that are either based upon contractual terms or for non-contracted health plan coverage, the Company provides an allowance for doubtful accounts by recording a provision for uncollectible accounts based upon its historical collection experience, potential inefficiencies in its billing processes and for which collectability is determined to be unlikely. Approximately 1% of the Company’s net accounts receivable are associated with patient pay and it’s the Company’s policy to reserve 100% of the outstanding accounts receivable balances for dialysis services when those amounts due have been outstanding for more than three months and to reserve 100% of the outstanding accounts receivable balances for DMG’s services when those amounts due have been outstanding for more than twelve months.

During the nine months ended September 30, 2016, the Company’s allowance for doubtful accounts decreased by $12,551. This was primarily due to a decrease in outstanding balances related to the U.S. dialysis and lab business as a result of an increase in write-offs of aged balances. There were no unusual transactions impacting the allowance for doubtful accounts.

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

4.	Investments in debt and equity securities

The Company classifies certain debt securities as held-to-maturity and records them at amortized cost based on the Company’s intentions and strategy concerning those investments. Equity securities that have readily determinable fair values, including those of mutual funds, common stock and other debt securities, are classified as available-for-sale and recorded at fair value.

The Company’s investments in these securities consist of the following:

	September 30, 2016			December 31, 2015
	Held to	Available		Held to	Available
	maturity	for sale	Total	maturity	for sale	Total
Certificates of deposit, commercial paper and money market funds due within one year	$647,885	$—	$647,885	$406,884	$—	$406,884
Investments in mutual funds, debt securities and common stock	—	53,259	53,259	—	33,482	33,482
	$647,885	$53,259	$701,144	$406,884	$33,482	$440,366
Short-term investments	$647,885	$11,593	$659,478	$406,884	$1,200	$408,084
Long-term investments	—	41,666	41,666	—	32,282	32,282
	$647,885	$53,259	$701,144	$406,884	$33,482	$440,366

The cost of the certificates of deposit, commercial paper and money market funds at September 30, 2016 and December 31, 2015 approximates their fair value. As of September 30, 2016 and December 31, 2015, the available-for-sale investments included $4,934 and $2,589 of gross pre-tax unrealized gains, respectively. During the nine months ended September 30, 2016, the Company recorded gross pre-tax unrealized gains of $2,578, or $1,781 after tax, in other comprehensive income associated with changes in the fair value of these investments. During the nine months ended September 30, 2016, the Company sold investments in mutual funds and debt securities for net proceeds of $4,645 and recognized a pre-tax gain of $233, or $143 after-tax, which was previously recorded in other comprehensive income. During the nine months ended September 30, 2015, the Company sold investments in mutual funds and common stock for net proceeds of $1,961 and recognized a pre-tax gain of $617, or $376 after-tax, which was previously recorded in other comprehensive income.

The investments in mutual funds classified as available-for-sale are held within a trust to fund existing obligations associated with several of the Company’s non-qualified deferred compensation plans.

Certain DaVita Medical Group (DMG, formerly known as HealthCare Partners or HCP) legal entities are required to maintain minimum cash balances in order to comply with regulatory requirements in conjunction with medical claim reserves. As of September 30, 2016, this minimum cash balance was approximately $58,127.

5.	Equity investments

Equity investments that do not have readily determinable fair values are carried on the cost or equity method, as applicable. The Company maintains equity method investments in unconsolidated investees in both its Kidney Care and DMG lines of business, as well as minor cost method investments in private securities of certain other healthcare businesses. The Company classifies its non-marketable cost- or equity-method investments as equity investments on its balance sheet.

As described in Note 15, the Company deconsolidated its Asia Pacific dialysis business (APAC JV) effective as of August 1, 2016, adjusted its retained investment in the APAC JV to estimated fair value at that time, and has accounted for this retained investment on the equity method since August 1, 2016.

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

6.	Goodwill

Changes in goodwill by reportable segments were as follows:

			Other-ancillary
	U.S. dialysis and		services and
	related lab services	DMG	strategic initiatives	Consolidated total
Balance at January 1, 2015	$5,610,643	$3,562,534	$242,118	$9,415,295
Acquisitions	21,910	29,910	45,273	97,093
Divestitures	(3,370)	(5,411)	—	(8,781)
Goodwill impairment charges	—	(188,769)	(4,065)	(192,834)
Foreign currency and other adjustments	—	—	(16,294)	(16,294)
Balance at December 31, 2015	$5,629,183	$3,398,264	$267,032	$9,294,479
Acquisitions	52,792	248,901	70,116	371,809
Divestitures	(4,222)	(2,223)	(29,374)	(35,819)
Goodwill impairment charges	—	(253,000)	—	(253,000)
Foreign currency and other adjustments	—	—	5,527	5,527
Balance at September 30, 2016	$5,677,753	$3,391,942	$313,301	$9,382,996

Each of the Company’s operating segments described in Note 18 to these condensed consolidated financial statements represents an individual reporting unit for goodwill impairment testing purposes, except that each sovereign jurisdiction within the Company’s international operating segments is considered a separate reporting unit.

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

The Company has applied a similar aggregation to the DMG operations in each region, to the vascular access service centers in its vascular access services reporting unit, to the physician practices in its physician services reporting unit, and to the dialysis centers within each international reporting unit. For the Company’s other operating segments, no component below the operating segment level is considered a discrete business and therefore these operating segments directly constitute individual reporting units.

During the fourth quarter of 2015, the Company recognized $206,169 in goodwill and other intangible asset impairment charges on certain DMG reporting units based on assessments performed after circumstances indicated it had become more likely than not that the goodwill of certain DMG reporting units had become impaired. These circumstances included underperformance of the business in recent quarters, as well as changes in other market conditions, including government reimbursement cuts and the Company’s expected ability to mitigate them.

Based on continuing developments at the Company’s DMG reporting units during 2016, including the Medicare Advantage final benchmark rates for 2017 announced on April 4, 2016, further changes in expectations concerning future government reimbursement rates and the Company’s expected ability to mitigate them, as well as medical cost and utilization trends, underperformance of certain at-risk units in recent quarters and other market conditions, the Company performed additional impairment assessments for certain at-risk DMG reporting units during each of the first three quarters of 2016.

As a result of these assessments, the Company recognized additional goodwill impairment charges of $77,000 for its DMG Nevada reporting unit during the quarter ended March 31, 2016, and impairment charges of $79,000 for its DMG Nevada reporting unit and $97,000 for its DMG Florida reporting unit during the quarter ended June 30, 2016, for a total of $253,000 in goodwill impairment charges for its DMG reporting units during the nine months ended September 30, 2016.

The Company’s DMG Nevada, DMG Florida, DMG Colorado Springs and Lifeline vascular access reporting units are at risk of goodwill impairment. As of September 30, 2016, these reporting units have goodwill amounts of $261,204, $442,835, $16,897 and $63,111, respectively. As of September 30, 2016, the latest estimated fair values of the DMG Nevada, DMG Florida, DMG Colorado Springs and Lifeline vascular access reporting units (fell short of) exceeded their total carrying amounts by approximately (27.8)%, (1.5)%, 15.4% and 14.0%, respectively.

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

For the Company’s at-risk DMG reporting units, further reductions in reimbursement rates, increases in medical cost or utilization trends, or other significant adverse changes in expected future cash flows or valuation assumptions could result in further goodwill impairment charges in the future. For example, a sustained, long-term reduction of 3% in operating income for DMG Nevada or DMG Florida could reduce their estimated fair values by up to 2.5% and 1.9%, respectively. Separately, an increase in their respective discount rates of 100 basis points could reduce the estimated fair values of DMG Nevada and DMG Florida by up to 5.5% and 4.9%, respectively. Similarly, a long-term reduction of 3% in operating income or, separately, an increase in the discount rate of 100 basis points could reduce the estimated fair value of Lifeline vascular access by up to 2.6% and 5.0%.

Except as described above, none of the Company’s various other reporting units were considered at risk of goodwill impairment as of September 30, 2016. Since the dates of the Company’s last annual goodwill impairment tests, there have been certain developments, events, changes in operating performance and other changes in key circumstances that have affected the Company’s businesses. However, except as further described above, these did not cause management to believe it is more likely than not that the fair value of any of its reporting units would be less than their carrying amounts.

7.	Health care costs payable

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

The following table shows the components of changes in health care costs payable for the nine months ended September 30, 2016:

Nine months ended
September 30, 2016
Health care costs payable, beginning of the period	$212,641
Add: Components of incurred health care costs
Current year	1,261,046
Prior years	2,142
Total incurred health care costs	1,263,188
Less: Claims paid
Current year	1,061,880
Prior years	199,015
Total claims paid	1,260,895
Health care costs payable, end of the period	$214,934

The Company’s prior year estimates of health care costs payable increased by $2,142 resulting from certain medical claims being settled for amounts more than originally estimated. When significant increases (decreases) in prior-year health care cost estimates occur that the Company believes significantly impacts its current year operating results, the Company discloses that amount as unfavorable (favorable) development of prior-year’s health care cost estimates. Actual claim payments for prior year services have not been materially different from the Company’s year-end estimates.

8.	Income taxes

As of September 30, 2016, the Company’s total liability for unrecognized tax benefits relating to tax positions that do not meet the more-likely-than-not threshold was $24,214, all of which would impact the Company’s effective tax rate if recognized. This balance represents a decrease of $14,797 from the December 31, 2015 balance of $39,011, primarily due to the positive settlement of an IRS audit.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in its income tax expense. At September 30, 2016 and December 31, 2015, the Company had approximately $3,763 and $9,918, respectively, accrued for interest and penalties related to unrecognized tax benefits, net of federal tax benefits.

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

9.	Long-term debt

Long-term debt was comprised of the following:

	September 30,	December 31,
	2016	2015
Senior secured credit facilities:
Term Loan A	$881,250	$925,000
Term Loan B	3,421,250	3,447,500
Senior notes	4,500,000	4,500,000
Acquisition obligations and other notes payable	111,407	70,645
Capital lease obligations	294,746	283,185
Total debt principal outstanding	9,208,653	9,226,330
Discount and deferred financing costs	(83,887)	(95,985)
	9,124,766	9,130,345
Less current portion	(152,764)	(129,037)
	$8,972,002	$9,001,308

Scheduled maturities of long-term debt at September 30, 2016 were as follows:

2016 (remainder of the year)	40,607
2017	154,000
2018	167,798
2019	743,687
2020	68,156
2021	3,299,551
Thereafter	4,734,854

During the first nine months of 2016, the Company made mandatory principal payments under its senior secured credit facilities totaling $43,750 on the Term Loan A and $26,250 on the Term Loan B.

On September 30, 2016, the Company’s interest rate swap agreements expired. The Company had entered into several interest rate swap agreements as a means of hedging its exposure to and volatility from variable-based interest rate changes as part of its overall interest rate risk management strategy. These agreements were not held for trading or speculative purposes and had the economic effect of converting the LIBOR variable component of the Company’s interest rate to a fixed rate. These swap agreements were designated as cash flow hedges, and as a result, hedge-effective gains or losses resulting from changes in the fair values of these swaps were reported in other comprehensive income until such time as the hedged forecasted cash flows occurred, at which time the amounts were reclassified into net income. Net amounts paid or received for each specific swap tranche that have settled have been reflected as adjustments to debt expense. In addition, the Company has entered into several active and forward interest rate cap agreements that have the economic effect of capping the Company’s maximum exposure to LIBOR variable interest rate changes on specific portions of the Company’s floating rate debt, as described below. The cap agreements are also designated as cash flow hedges and, as a result, changes in the fair values of these cap agreements are reported in other comprehensive income. The amortization of the original cap premium is recognized as a component of debt expense on a straight-line basis over the term of the cap agreements. The swap and cap agreements do not contain credit-risk contingent features.

The interest rate swap agreements that were in effect during the nine months ended September 30, 2016 had the economic effect of modifying the LIBOR variable component of the Company’s interest rate on an equivalent amount of the Company’s Term Loan A to fixed rates ranging from 0.49% to 0.52%. The Term Loan A debt bears interest at LIBOR plus an interest rate margin of 1.75%. The swap agreements required monthly interest payments. During the nine months ended September 30, 2016, the Company recognized debt expense of $299 from these swaps. During the nine months ended September 30, 2016, the Company recorded a loss of $815 in other comprehensive income due to a decrease in the unrealized fair value of these swap agreements.

As of September 30, 2016, the Company maintains several interest rate cap agreements that were entered into in November 2014 with notional amounts totaling $3,500,000. These previously forward cap agreements became effective September 30, 2016 and

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

have the economic effect of capping the LIBOR variable component of the Company’s interest rate at a maximum of 3.50% on an equivalent amount of the Company’s debt. The cap agreements expire on June 30, 2018. As of September 30, 2016, the total fair value of these cap agreements was an asset of approximately $22. During the nine months ended September 30, 2016, the Company recorded a loss of $1,289 in other comprehensive income due to a decrease in the unrealized fair value of these cap agreements.

As of September 30, 2016, the Company also maintains several forward interest rate cap agreements that were entered into in October 2015 with notional amounts totaling $3,500,000. These forward cap agreements will become effective June 29, 2018 and will have the economic effect of capping the LIBOR variable component of the Company’s interest rate at a maximum of 3.50% on an equivalent amount of its debt. These cap agreements expire on June 30, 2020. As of September 30, 2016, the total fair value of these cap agreements was an asset of approximately $2,431. During the nine months ended September 30, 2016, the Company recorded a loss of $11,385 in other comprehensive income due to a decrease in the unrealized fair value of these forward cap agreements.

On September 30, 2016, the Company’s interest rate cap agreements with notional amounts totaling $2,735,000 on Term Loan B debt expired. During the nine months ended September 30, 2016, these agreements had the economic effect of capping the LIBOR variable component of the Company’s interest rate at a maximum of 2.50% on an equivalent amount of the Company’s Term Loan B. During the nine months ended September 30, 2016, the Company recognized debt expense of $1,829 from these caps.

The following table summarizes the Company’s derivative instruments as of September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
Derivatives designated as hedging instruments	Balance sheet location	Fair value	Balance sheet location	Fair value
Interest rate swap agreements	Other short-term liabilities	$—	Other short-term assets	$516
Interest rate cap agreements	Other long-term assets	$2,453	Other long-term assets	$15,127

The following table summarizes the effects of the Company’s interest rate swap and cap agreements for the three and nine months ended September 30, 2016 and 2015:

	Amount of gains (losses)					Amount of losses
	recognized in OCI on interest					reclassified from
	rate swap and cap agreements				Location of	accumulated OCI into income
	Three months ended		Nine months ended		losses reclassified	Three months ended		Nine months ended
	September 30,		September 30,		from accumulated	September 30,		September 30,
Derivatives designated as cash flow hedges	2016	2015	2016	2015	OCI into income	2016	2015	2016	2015
Interest rate swap agreements	$45	$(1,128)	$(815)	$(4,798)	Debt expense	$(25)	$(655)	$(299)	$(2,061)
Interest rate cap agreements	(300)	(1,909)	(12,674)	(11,715)	Debt expense	(609)	(609)	(1,829)	(1,829)
Tax benefit	102	1,186	5,251	6,449		246	493	827	1,518
Total	$(153)	$(1,851)	$(8,238)	$(10,064)		$(388)	$(771)	$(1,301)	$(2,372)

As of September 30, 2016, the interest rate on the Company’s Term Loan B debt is effectively fixed subject to an embedded LIBOR floor which is higher than actual LIBOR as of such date. The Term Loan B is also subject to interest rate caps if LIBOR should rise above 3.50%. See above for further details. The Term Loan A bears interest at LIBOR plus an interest rate margin of 1.75%. The capped portion of the Term Loan A is $78,750. In addition, the uncapped portion of the Term Loan A, which is subject to the variability of LIBOR, is $802,500. Interest rates on the Company’s senior notes are fixed by their terms.

As a result of an embedded LIBOR floor on the Term Loan B debt agreement and the cap agreements, the Company’s overall weighted average effective interest rate on the senior secured credit facilities was 3.61%, based on the current margins in effect of 1.75% for the Term Loan A and 2.75% for the Term Loan B, as of September 30, 2016.

The Company’s overall weighted average effective interest rate during the quarter ended September 30, 2016 was 4.42% and as of September 30, 2016 was 4.49%.

As of September 30, 2016, the Company’s interest rates are fixed on approximately 52.8% of its total debt.

As of September 30, 2016, the Company had undrawn revolving credit facilities totaling $1,000,000, of which approximately $91,644 was committed for outstanding letters of credit. In addition, the Company has approximately $1,286 of committed letters of credit outstanding related to DMG, which is backed by a certificate of deposit.

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

10.	Contingencies

The majority of the Company’s revenues are from government programs and may be subject to adjustment as a result of (i) examination by government agencies or contractors, for which the resolution of any matters raised may take extended periods of time to finalize; (ii) differing interpretations of government regulations by different Medicare contractors or regulatory authorities; (iii) differing opinions regarding a patient’s medical diagnosis or the medical necessity of services provided; and (iv) retroactive applications or interpretations of governmental requirements. In addition, the Company’s revenues from commercial payors may be subject to adjustment as a result of potential claims for refunds, as a result of government actions, or as a result of other claims by commercial payors.

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

Swoben Private Civil Suit: In April 2013, the Company’s HealthCare Partners (DMG) subsidiary was one of several defendants named in a civil complaint filed by a former employee of SCAN Health Plan (SCAN), a health maintenance organization (HMO). On July 13, 2009, pursuant to the qui tam provisions of the federal FCA and the California False Claims Act, James M. Swoben, as relator, filed a qui tam action in the United States District Court for the Central District of California purportedly on behalf of the United States of America and the State of California against SCAN, and certain other defendants whose identities were under seal. The allegations in the complaint relate to alleged overpayments received from government healthcare programs. In or about August 2012, SCAN entered into a Settlement Agreement with the United States of America and the State of California. The United States and the State of California partially intervened in the action for the purpose of settlement with and dismissal of the action against SCAN. In or about November 2011, the relator filed his Third Amended Complaint under seal alleging violations of the federal FCA and the California False Claims Act, which named additional defendants, including DMG and certain health insurance companies (the defendant HMOs). The allegations in the complaint against DMG relate to patient diagnosis coding to determine reimbursement in the Medicare Advantage program, referred to as Hierarchical Condition Coding (HCC) and Risk Adjustment Factor (RAF) scores. The complaint sought monetary damages and civil penalties as well as costs and expenses. The United States Department of Justice reviewed these allegations and in January 2013 declined to intervene in the case. On June 26, 2013, DMG and the other defendants filed their respective motions to dismiss the Third Amended Complaint pursuant to Federal Rules of Civil Procedure 12(b)(6) and 9(b), challenging the legal sufficiency of the claims asserted in the complaint. On July 30, 2013, the court granted DMG’s motion and dismissed with prejudice all of the claims in the Third Amended Complaint and judgment was entered in September 2013. In October 2013, the plaintiff appealed to the United States Court of Appeals for the Ninth Circuit. In August 2016, a panel of the Ninth Circuit overturned the trial court’s ruling and vacated the dismissal of the Third Amended Complaint. The Company and certain defendants have petitioned the Ninth Circuit for a rehearing before the entire court, rather than a limited panel. The petition for rehearing by the entire Ninth Circuit Court is pending.

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

2015 U.S. OIG Medicare Advantage Civil Investigation: In March 2015, JSA HealthCare Corporation (JSA), a subsidiary of DMG, received a subpoena from the OIG. The Company has been advised by an attorney with the Civil Division of the DOJ in Washington, D.C. that the subpoena relates to an ongoing civil investigation concerning Medicare Advantage service providers’ risk adjustment practices and data, including identification and verification of patient diagnoses and factors used in making the diagnoses. The subpoena requests documents and information for the period from January 1, 2008 through December 31, 2013, for certain Medicare Advantage plans for which JSA provided services. It also requests information regarding JSA’s communications about patient diagnoses as they relate to certain Medicare Advantage plans generally, and more specifically as related to two Florida physicians with whom JSA previously contracted. The Company is producing the requested information and is cooperating with the government’s investigation.

In addition to the subpoena described above, in June 2015, the Company received a subpoena from the OIG. This civil subpoena covers the period from January 1, 2008 through the present and seeks production of a wide range of documents relating to the Company’s and its subsidiaries’ (including DMG’s and its subsidiary JSA’s) provision of services to Medicare Advantage plans and related patient diagnosis coding and risk adjustment submissions and payments. The Company believes that the request is part of a broader industry investigation into Medicare Advantage patient diagnosis coding and risk adjustment practices and potential overpayments by the government. The information requested includes information relating to patient diagnosis coding practices for a number of conditions, including potentially improper historical DMG coding for a particular condition. With respect to that condition, the guidance related to that coding issue was discontinued following the Company’s November 1, 2012 acquisition of DMG, and the Company notified CMS in April 2015 of the coding practice and potential overpayments. In that regard, the Company has identified certain additional coding practices which may have been problematic and is in discussions with the DOJ about the scope and nature of a review of claims relating to those practices. The Company is cooperating with the government and is producing the requested information. In addition, the Company is continuing to review other DMG coding practices to determine whether there were any improper coding issues. In connection with the DMG merger, the Company has certain indemnification rights against the sellers and an escrow was established as security for the indemnification. The Company has submitted an indemnification claim against the sellers secured by the escrow for any and all liabilities incurred relating to these matters and intends to pursue recovery from the escrow. However, the Company can make no assurances that the indemnification and escrow will cover the full amount of the Company’s potential losses related to these matters.

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

2015 U.S. Department of Justice Vascular Access Investigation and Related Qui Tam Litigation: In November 2015, the Company announced that RMS Lifeline, Inc., a wholly-owned subsidiary of the Company that operates under the name Lifeline Vascular Access (Lifeline), received a Civil Investigative Demand (CID) from the DOJ. The CID relates to two vascular access centers in Florida that are part of Lifeline’s vascular access business. The CID covers the period from January 1, 2008 through the present. The Company acquired these two centers in December 2012. Based on the language of the CID, the DOJ appeared to be looking at whether angiograms performed at the two centers were medically unnecessary and therefore whether related claims filed with federal healthcare programs possibly violated the FCA. Lifeline does not perform dialysis services but instead provides vascular access management services for dialysis patients. The Company cooperated with the government and produced the requested information. The DOJ investigation was initiated pursuant to a complaint brought under the qui tam provisions of the FCA (the Complaint). The Complaint was originally filed under seal in August 2014 in the U.S. District Court, Middle District of Florida, United States ex. rel James Spafford v. DaVita HealthCare Partners, Inc., et al., Case Number 6:14-cv-1251-Orl-41DAB, naming several doctors as well as the Company as defendants. In December 2015, a First Amended Complaint was filed under seal. In May 2016, the First Amended Complaint was unsealed. The First Amended Complaint alleges violations of the FCA due to the submission of claims to the government for allegedly medically unnecessary angiograms and angiography procedures at the two vascular access centers as well as employment related claims. The Complaint covers alleged conduct dating from July 2008, prior to the Company’s acquisition of the centers, to the present. The DOJ has declined to intervene. The parties agreed to extend the time to respond to the complaint to participate in settlement negotiations. In the third quarter of 2016 the Company recorded an accrual of a non-material amount for potential damages and liabilities.

2016 U.S. Attorney Prescription Drug Investigation: In early February 2016, the Company announced that its pharmacy services wholly-owned subsidiary, DaVita Rx, received a CID from the U.S. Attorney’s Office for the Northern District of Texas. It appears the government is conducting an FCA investigation concerning allegations that DaVita Rx presented or caused to be presented false claims for payment to the government for prescription medications, as well as into the Company’s relationship with pharmaceutical manufacturers. The CID covers the period from January 1, 2006 through the present. In the spring of 2015, the Company initiated an internal compliance review of DaVita Rx during which it identified potential billing and operational issues. The Company notified the government in September 2015 that it was conducting this review of DaVita Rx and began providing regular updates of its review. In the fourth quarter of 2015, the Company recorded an estimated accrual of $22,530 for potential damages and liabilities associated with write-offs and discounts of patient co-payment obligations, and credits to payors for returns of prescriptions drugs, related to DaVita Rx that were identified during the course of this internal compliance review. Upon completion of its review, the Company filed a self-disclosure with the OIG in early February 2016 and has been working to address and update the practices it identified in the self-disclosure, some of which overlap with information requested by the U.S. Attorney’s Office. The Company may accrue additional reserves for refunds and related damages and potential liabilities arising out of this review. The Company does not know if the U.S. Attorney’s Office, which is part of the DOJ, knew when it served the CID on the Company that it was already in the process of developing a self-disclosure to the OIG. The OIG informed the Company in late February that its submission was not accepted. They indicated that the OIG is not expressing an opinion regarding the conduct disclosed or the Company’s legal positions. The Company is cooperating with the government and is producing the requested information.

Solari Post-Acquisition Matter: In 2016, HCP Nevada disclosed to the OIG for HHS that proper procedures for clinical and eligibility determinations may not have been followed by Las Vegas Solari Hospice (Solari), which was acquired in March 2013 and sold in September 2016 by HCP Nevada. In June 2016, the Company was notified by the OIG that the disclosure submission had been accepted into the OIG’s Self Disclosure Protocol. The Company recorded an estimated accrual of $16,000 for potential damages and liabilities associated with this matter. HCP Nevada had previously made a disclosure and repayment of overpayments to National Government Services (NGS), the Medicare Administrative Contractor for HCP Nevada, for claims submitted by Solari to the federal government prior to DMG’s acquisition of Solari and claims made to the government post-acquisition for which the sellers had certain responsibilities pursuant to a management services agreement. The Company may accrue additional reserves for potential damages and liabilities related to this matter. The Company is cooperating with the government in this matter.

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

From time to time, the Company initiates litigation as a plaintiff arising out of contracts or other matters. In that regard, the Company has a pending lawsuit in the U.S. Court of Federal Claims against the federal government which was originally filed in May 2011. The lawsuit relates to the U.S. Department of Veterans Affairs (VA) underpayment of dialysis services the Company provided to veterans pursuant to VA regulations. This lawsuit is scheduled for trial in early 2017. Although the Company seeks damages, there can be no assurances on the outcome of this matter, including whether the Company will recover monetary damages of any amount.

11.	Noncontrolling interests subject to put provisions and other commitments

The Company has potential obligations to purchase the noncontrolling interests held by third parties in several of its majority-owned partnerships, non-owned legal entities, and minority-owned legal entities. These obligations are in the form of put provisions and are exercisable at the third-party owners’ discretion within specified periods as outlined in each specific put provision. If these put provisions were exercised, the Company would be required to purchase the third-party owners’ noncontrolling interests at either the appraised fair market value or a predetermined multiple of earnings or cash flow attributable to the noncontrolling interests put to the Company, which is intended to approximate fair value. The methodology the Company uses to estimate the fair values of noncontrolling interests subject to put provisions assumes the higher of either a liquidation value of net assets or an average multiple of earnings, based on historical earnings, patient mix and other performance indicators that can affect future results, as well as other

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

factors. The estimated fair values of the noncontrolling interests subject to put provisions is a critical accounting estimate that involves significant judgments and assumptions and may not be indicative of the actual values at which the noncontrolling interests may ultimately be settled, which could vary significantly from the Company’s current estimates. The estimated fair values of noncontrolling interests subject to put provisions can fluctuate and the implicit multiple of earnings at which these noncontrolling interest obligations may be settled could vary significantly depending upon market conditions including potential purchasers’ access to the capital markets, which can impact the level of competition for dialysis and non-dialysis related businesses, the economic performance of these businesses and the restricted marketability of the third-party owners’ noncontrolling interests. The amount of noncontrolling interests subject to put provisions that employ a contractually predetermined multiple of earnings rather than fair value are immaterial.

The Company has certain other potential commitments to provide operating capital to several dialysis centers that are wholly-owned by third parties or businesses in which the Company maintains a noncontrolling equity interest as well as to physician-owned vascular access clinics or medical practices that the Company operates under management and administrative services agreements of approximately $14.

Certain consolidated partnerships are originally contractually scheduled to dissolve after terms ranging from ten to fifty years. Accordingly, the noncontrolling interests in these partnerships are considered mandatorily redeemable instruments, for which the classification and measurement requirements have been indefinitely deferred. Future distributions upon dissolution of these entities would be valued below the related noncontrolling interest carrying balances in the consolidated balance sheet.

12.	Long-term incentive compensation

Long-term incentive program (LTIP) compensation includes both stock-based awards (principally stock-settled stock appreciation rights, restricted stock units, performance stock units, and cash-settled stock appreciation rights and restricted stock units) as well as long-term performance-based cash awards. Long-term incentive compensation expense, which was primarily general and administrative in nature, was attributed to the Company’s U.S. dialysis and related lab services business, DMG business, corporate administrative support, and the ancillary services and strategic initiatives.

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

During the nine months ended September 30, 2016, the Company granted 1,263 stock-settled stock appreciation rights with an aggregate grant-date fair value of $17,373 and a weighted average expected life of approximately 4.2 years, and also granted 227 stock-settled restricted stock units with an aggregate grant-date fair value of $17,008 and a weighted-average expected life of approximately 3.4 years. The Company also granted eight cash-settled stock appreciation rights and two cash-settled restricted stock units during the nine months ended September 30, 2016.

For the nine months ended September 30, 2016 and 2015, the Company recognized $61,042 and $100,171, respectively, in total LTIP expense, of which $29,817 and $42,794, respectively, represented stock-based compensation expense for stock appreciation rights, stock units, and discounted employee stock plan purchases, which are primarily included in general and administrative expense. The estimated tax benefits recorded for stock-based compensation for the nine months ended September 30, 2016 and 2015 was $9,769 and $14,870, respectively. As of September 30, 2016, the Company had $108,551 of total estimated unrecognized compensation costs for outstanding LTIP awards, including $62,323 related to stock-based compensation arrangements under the Company’s equity compensation and stock purchase plans. The Company expects to recognize the performance-based cash component of these LTIP costs over a weighted average remaining period of 1.0 year and the stock-based component of these LTIP costs over a weighted average remaining period of 1.4 years.

For the nine months ended September 30, 2016 and 2015, the Company received $27,012 and $31,069, respectively, in actual tax benefits upon the exercise of stock awards.

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

13.	Share repurchases

During the nine months ended September 30, 2016, the Company repurchased a total of 9,930 shares of its common stock for $656,087, or an average price of $66.07 per share. The Company also repurchased 3,367 shares of its common stock for $212,353, or an average price of $63.07 per share, subsequent to September 30, 2016.

On July 13, 2016, the Company’s Board of Directors approved an additional share repurchase authorization in the amount of $1,240,748. This share repurchase approval is in addition to the $259,252 remaining at that time under the Company’s Board of Directors’ prior share repurchase authorization announced in April 2015. As a result of these transactions, the Company has a total of $881,040 available under the current Board repurchase authorization as of October 31, 2016. These share repurchase authorizations have no expiration dates. However, the Company remains subject to share repurchase limitations under the terms of its senior secured credit facilities and the indentures governing its senior notes.

14.	Comprehensive income

	For the three months ended				For the nine months ended
	September 30, 2016				September 30, 2016
	Interest		Foreign	Accumulated	Interest		Foreign	Accumulated
	rate swap		currency	other	rate swap		currency	other
	and cap	Investment	translation	comprehensive	and cap	Investment	translation	comprehensive
	agreements	securities	adjustments	(loss) income	agreements	securities	adjustments	(loss) income
Beginning balance	$(18,097)	$1,986	$(43,925)	$(60,036)	$(10,925)	$1,361	$(50,262)	$(59,826)
Unrealized (losses) gains	(255)	1,454	(951)	248	(13,489)	2,578	5,386	(5,525)
Related income tax benefit (expense)	102	(391)	—	(289)	5,251	(797)	—	4,454
	(153)	1,063	(951)	(41)	(8,238)	1,781	5,386	(1,071)
Reclassification from accumulated other comprehensive income into net income	634	(81)	7,513	8,066	2,128	(233)	7,513	9,408
Related income tax (expense) benefit	(246)	31	—	(215)	(827)	90	—	(737)
	388	(50)	7,513	7,851	1,301	(143)	7,513	8,671
Ending balance	$(17,862)	$2,999	$(37,363)	$(52,226)	$(17,862)	$2,999	$(37,363)	$(52,226)

	For the three months ended				For the nine months ended
	September 30, 2015				September 30, 2015
	Interest		Foreign	Accumulated	Interest		Foreign	Accumulated
	rate swap		currency	other	rate swap		currency	other
	and cap	Investment	translation	comprehensive	and cap	Investment	translation	comprehensive
	agreements	securities	adjustments	income (loss)	agreements	securities	adjustments	(loss) income
Beginning balance	$(8,407)	$3,261	$(39,233)	$(44,379)	$(1,795)	$3,151	$(26,373)	$(25,017)
Unrealized (losses) gains	(3,037)	(2,325)	(7,023)	(12,385)	(16,513)	(1,864)	(19,883)	(38,260)
Related income tax benefit (expense)	1,186	674	—	1,860	6,449	496	—	6,945
	(1,851)	(1,651)	(7,023)	(10,525)	(10,064)	(1,368)	(19,883)	(31,315)
Reclassification from accumulated other comprehensive income into net income	1,264	(333)	—	931	3,890	(617)	—	3,273
Related income tax (expense) benefit	(493)	130	—	(363)	(1,518)	241	—	(1,277)
	771	(203)	—	568	2,372	(376)	—	1,996
Ending balance	$(9,487)	$1,407	$(46,256)	$(54,336)	$(9,487)	$1,407	$(46,256)	$(54,336)

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

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

15.	Acquisitions and divestitures

Change in ownership interests in Asia Pacific joint venture

On August 1, 2016, the Company consummated an agreement with Khazanah Nasional Berhad (Khazanah) and Mitsui and Co., Ltd (Mitsui) whereby Khazanah and Mitsui, subscribed to invest a total of $300,000 over three years in exchange for a 40% total equity interest in the Company’s APAC JV. Khazanah and Mitsui each made related initial investments of $50,000 in this business on August 1, 2016.

Based on the governance structure and voting rights put in place upon the formation of the APAC JV, certain key decisions affecting the JV’s operations are no longer at the unilateral discretion of the Company, but rather are shared with the noncontrolling investors. As a result, the Company deconsolidated its Asia Pacific dialysis business in the third quarter and recognized a non-cash non-taxable gain of $374,374 on its retained investment, net of contingent obligations. This retained interest was adjusted to the Company’s proportionate share of the estimated fair value of the business, as implied by the Khazanah and Mitsui investment and adjusted for certain time value of money and uncertainty discounts. Subsequent to the deconsolidation, the Company’s retained interest in the APAC JV is accounted for under the equity method.

The calculation of the Company’s non-cash gain on its retained investment in the APAC JV is based upon the best information available to management and will be finalized when certain information arranged to be obtained has been received, including issuance of the final valuation report by an independent third party and certain post-closing adjustments subject to audit of the APAC JV’s financial statements.

Sales of Tandigm Health and DMG Arizona ownership interests

Effective June 30, 2016, the Company sold a portion of DMG’s ownership interest in the Tandigm Health (Tandigm) joint venture, reducing its ownership from fifty percent to nineteen percent and resulting in a gain of $40,280. In addition, on June 1, 2016, the Company sold its DMG Arizona business, resulting in a loss of $10,489.

Acquisition of TEC

On March 1, 2016, the Company completed its acquisition of The Everett Clinic (TEC) pursuant to an agreement and plan of merger dated November 23, 2015, whereby TEC became a 100% consolidated subsidiary of DMG. The total consideration paid at closing for all outstanding common units of TEC was approximately $393,687, net of cash acquired, plus the assumption of certain liabilities totaling approximately $7,284.

The initial purchase price allocation for the acquisition of TEC is recorded at estimated fair values based upon the best information available to management and will be finalized when certain information arranged to be obtained has been received. The fair values of property and equipment and intangible assets were valued by an independent third party and are pending issuance of the final valuation report. Certain income tax amounts are pending issuance of final tax returns.

The following table summarizes the assets acquired and liabilities assumed in this transaction and recognized at the acquisition date at their estimated fair values:

Current assets, net of cash acquired	$91,591
Property and equipment	108,533
Amortizable intangible and other long-term assets	34,050
Goodwill	244,502
Current liabilities assumed	(50,940)
Deferred income taxes	(16,880)
Noncontrolling interests assumed	(9,885)
Aggregate purchase price	$400,971

Amortizable intangible assets acquired in this acquisition had a weighted average estimated useful life of six years. None of the goodwill recognized in this acquisition is expected to be deductible for tax purposes.

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

The noncontrolling interests assumed as part of the acquisition are stated at estimated fair value based on the estimated fair value of the underlying assets and liabilities of each non-wholly-owned entity.

The operating results of TEC are included in the Company’s condensed consolidated financial statements from March 1, 2016.

Other routine acquisitions

During the nine months ended September 30, 2016, the Company acquired dialysis and other businesses consisting of four dialysis centers located in the U.S., 11 dialysis centers located outside the U.S., and five other medical businesses for a total of $103,644 in net cash and deferred purchase price obligations totaling $15,397. The assets and liabilities for all of these acquisitions were recorded at their estimated fair values at the dates of the acquisitions and are included in the Company’s condensed consolidated financial statements, as are their operating results, from the designated effective dates of the acquisitions. Certain income tax amounts are pending final evaluation and quantification of any pre-acquisition tax contingencies. In addition, valuation of medical claims liabilities and certain other working capital items relating to these acquisitions are pending final quantification.

The following table summarizes the assets acquired and liabilities assumed in these transactions and recognized at their acquisition dates at estimated fair values:

Current assets	$1,762
Property and equipment	3,725
Amortizable intangible and other long-term assets	5,777
Goodwill	127,307
Deferred income taxes	597
Noncontrolling interests assumed	(19,176)
Liabilities assumed	(951)
Aggregate purchase price	$119,041

Amortizable intangible assets acquired during the first nine months of 2016 had weighted-average estimated useful lives of seven years. The majority of the intangible assets acquired during the first nine months of 2016 relate to non-compete agreements having a weighted-average useful life and amortization period of seven years. The total amount of goodwill deductible for tax purposes associated with these acquisitions was approximately $108,874.

Pro forma financial information

The following summary, prepared on a pro forma basis, combines the results of operations as if the acquisitions through September 30, 2016 had been consummated as of the beginning of 2016 and 2015, after including the impact of certain adjustments such as amortization of intangibles and income tax effects.

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
	(unaudited)
Pro forma net revenues	$3,731,416	$3,660,885	$11,146,596	$10,678,870
Pro forma net income attributable to DaVita Inc.	571,529	224,808	736,453	306,096
Pro forma basic net income per share attributable to DaVita Inc.	2.80	1.06	3.61	1.44
Pro forma diluted net income per share attributable to DaVita Inc.	2.76	1.04	3.55	1.41

Other pending transactions

On August 9, 2016, the Company entered into an amendment to its agreement to acquire Colorado-based Renal Ventures Limited, LLC (Renal Ventures). As a result of the amended agreement, the Company will acquire a 100 percent interest in all 38 outpatient dialysis centers owned by Renal Ventures, including one new center under construction, and a fifty-one percent interest in one vascular access clinic. The purchase price will be approximately $360,000 in cash, subject to, among other things, adjustments for

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

certain items such as working capital. The transaction is subject to approval by the Federal Trade Commission (FTC), including Hart-Scott-Rodino antitrust clearance. The Company anticipates that it will be required by the FTC to divest certain outpatient dialysis centers as a condition of the transaction. The Company expects the transaction to close in early 2017.

Contingent earn-out obligations

The Company has several contingent earn-out obligations associated with acquisitions that could result in the Company paying the former owners of acquired companies a total of up to $95,804 if certain EBITDA, operating income performance targets or quality margins are met primarily over the next one to two years.

Contingent earn-out obligations are remeasured to fair value at each reporting date until the contingencies are resolved with changes in the liability due to the re-measurement recorded in earnings. See Note 17 to these condensed consolidated financial statements for further details. As of September 30, 2016, the Company has estimated the fair value of these contingent earn-out obligations to be $14,198, of which a total of $12,836 is included in other liabilities and the remaining $1,362 is included in other long-term liabilities in the Company’s condensed consolidated balance sheet.

The following is a reconciliation of changes in the contingent earn-out obligations for the nine months ended September 30, 2016:

Beginning balance, January 1, 2016	$34,135
Remeasurement of fair value for contingent earn-out obligations	(3,739)
Payments on contingent earn-out obligations	(16,198)
$14,198

16.	Variable interest entities

The Company relies on the operating activities of certain legal entities that it does not directly own or control, but over which it has indirect influence and of which it is considered the primary beneficiary. These entities are subject to the consolidation guidance applicable to variable interest entities (VIEs).

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

The Company has determined that substantially all of the legal entities it is associated with that qualify as VIEs must be included in its consolidated financial statements. The Company manages these entities and provides operating and capital funding as necessary for these entities to accomplish their operational and strategic objectives. A number of these entities are subject to nominee ownership transfer restriction agreements that effectively transfer the majority of the economic risks and rewards of their ownership to the Company. In other cases, the Company’s management agreements with these entities include both financial terms and protective and participating rights to the entities’ operating, strategic and non-clinical governance decisions which transfer substantial powers over and economic responsibility for the entities to the Company. In some cases, such entities are subject to broad exclusivity or noncompetition restrictions that benefit the Company. Further, in some cases, the Company has contractual arrangements with the nominee owners that effectively indemnify these parties from the economic losses from, or entitle the Company to the economic benefits of, these entities.

The analyses upon which these consolidation determinations rest are complex, involve uncertainties, and require significant judgment on various matters, some of which could be subject to different interpretations. At September 30, 2016, these condensed consolidated financial statements include total assets of VIEs of $727,656 and total liabilities and noncontrolling interests of VIEs to third parties of $427,583.

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

The following table summarizes the Company’s assets, liabilities and temporary equity measured at fair value on a recurring basis as of September 30, 2016:

		Quoted prices in		Significant
		active markets for	Significant other	unobservable
		identical assets	observable inputs	inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Available-for-sale securities	$53,259	$53,259	$—	$—
Interest rate cap agreements	$2,453	$—	$2,453	$—
Funds on deposit with third parties	$76,773	$76,773	$—	$—
Liabilities
Contingent earn-out obligations	$14,198	$—	$—	$14,198
Temporary equity
Noncontrolling interests subject to put provisions	$971,744	$—	$—	$971,744

The available-for-sale securities represent investments in various open-ended registered investment companies, or mutual funds, and are recorded at estimated fair value based upon quoted prices reported by each mutual fund. See Note 4 to these condensed consolidated financial statements for further discussion.

The interest rate cap agreements are recorded at fair value estimated from valuation models utilizing the income approach and commonly accepted valuation techniques that use inputs from closing prices for similar assets and liabilities in active markets as well as other relevant observable market inputs at quoted intervals such as current interest rates, forward yield curves, implied volatility and credit default swap pricing. The Company does not believe the ultimate amount that could be realized upon settlement of these interest rate cap agreements would be materially different from the fair value estimates currently reported. See Note 9 to the condensed consolidated financial statements for further discussion.

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

See Note 11 to these condensed consolidated financial statements for a discussion of the Company’s methodology for estimating the fair value of noncontrolling interests subject to put obligations.

Other financial instruments consist primarily of cash, accounts receivable, life insurance contracts, accounts payable, other accrued liabilities and debt. The balances of the non-debt financial instruments are presented in the consolidated financial statements at September 30, 2016 at their approximate fair values due to the short-term nature of their settlements.

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

The carrying balance of the Company’s senior secured credit facilities totaled $4,302,500 as of September 30, 2016, and the fair value was approximately $4,344,000 based upon quoted market prices, a level 2 input.

The carrying balance of the Company’s senior notes was $4,500,000 as of September 30, 2016 and their fair value was approximately $4,594,000, based upon quoted market prices, a level 2 input.

18.	Segment reporting

The Company operates two major divisions, DaVita Kidney Care (Kidney Care) and DaVita Medical Group (DMG). The Kidney Care division is comprised of the Company’s U.S. dialysis and related lab services business, various other ancillary services and strategic initiatives, including its international dialysis operations, and the Company’s corporate administrative support. The Company’s U.S. dialysis and related lab services business is its largest line of business, and is a leading provider of kidney dialysis services in the U.S. for patients suffering from chronic kidney failure, also known as ESRD. The Company’s DMG division is a patient- and physician-focused integrated health care delivery and management company with over two decades of providing coordinated outcomes-based medical care in a cost-effective manner.

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

The Company’s separate operating segments include its U.S. dialysis and related lab services business, its DMG operations in each region, each of its ancillary services and strategic initiatives, and its consolidated international operations in the European and Middle Eastern, Latin America, and Asia Pacific markets, and under the Saudi Ministry of Health charter. The U.S. dialysis and related lab services business and the DMG business each qualify as separately reportable segments, and all of the other ancillary services and strategic initiatives operating segments, including the international operating segments, have been combined and disclosed in the other segments category.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

The following is a summary of segment net revenues, segment operating margin (loss), and a reconciliation of segment operating margin to consolidated income before income taxes:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Segment net revenues:
U.S. dialysis and related lab services
Patient service revenues:
External sources	$2,412,818	$2,287,329	$7,079,054	$6,679,251
Intersegment revenues	16,040	13,630	44,819	39,078
Total dialysis and related lab services revenues	2,428,858	2,300,959	7,123,873	6,718,329
Less: Provision for uncollectible accounts	(109,299)	(103,543)	(320,565)	(302,324)
Net dialysis and related lab services patient service revenues	2,319,559	2,197,416	6,803,308	6,416,005
Other revenues(1)	3,912	3,490	12,134	10,214
Total net dialysis and related lab services revenues	2,323,471	2,200,906	6,815,442	6,426,219
DMG
DMG revenues:
Capitated revenues	846,245	906,478	2,586,383	2,587,545
Net patient service revenues	153,089	78,938	417,634	241,385
Other revenues(2)	28,728	15,536	72,354	66,124
Intersegment capitated and other revenues	75	84	189	96
Total net DMG revenues	1,028,137	1,001,036	3,076,560	2,895,150
Other—Ancillary services and strategic initiatives
Net patient service revenues	57,498	41,858	165,742	116,535
Capitated revenues	23,045	20,369	67,780	56,007
Other external sources	314,540	275,210	948,847	793,511
Intersegment revenues	16,642	7,385	43,189	18,079
Total ancillary services and strategic initiatives revenues	411,725	344,822	1,225,558	984,132
Total net segment revenues	3,763,333	3,546,764	11,117,560	10,305,501
Elimination of intersegment revenues	(32,757)	(21,099)	(88,197)	(57,253)
Consolidated net revenues	$3,730,576	$3,525,665	$11,029,363	$10,248,248
Segment operating margin (loss):
U.S. dialysis and related lab services	$452,187	$461,899	$1,341,432	$795,255
DMG	33,094	82,562	(126,110)	215,192
Other—Ancillary services and strategic initiatives	361,903	(30,118)	338,159	(70,153)
Total segment operating margin	847,184	514,343	1,553,481	940,294
Reconciliation of segment operating margin to consolidated income before income taxes:
Corporate administrative support(3)	(28,028)	(4,975)	(40,366)	(14,534)
Consolidated operating income	819,156	509,368	1,513,115	925,760
Debt expense	(104,581)	(103,481)	(310,359)	(305,121)
Debt redemption and refinancing charges	—	—	—	(48,072)
Other income, net	1,876	2,484	8,067	4,262
Consolidated income before income taxes	$716,451	$408,371	$1,210,823	$576,829

(1)

Includes management fees for providing management and administrative services to dialysis centers that are wholly-owned by third parties and legal entities in which the Company owns a noncontrolling equity investment.

(2)

Includes medical consulting service fees and management fees for providing management and administrative services to unconsolidated joint ventures, as well as revenue related to the maintenance of existing physician networks.

(3)	Corporate administrative support costs also include $27,040 of an adjustment to reduce a receivable associated with the DMG acquisition escrow provision relating to an income tax item.

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

Depreciation and amortization expense by reportable segment is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
U.S. dialysis and related lab services	$122,540	$111,828	$358,427	$326,281
DMG	52,595	43,523	153,068	129,890
Ancillary services and strategic initiatives	6,604	6,711	19,980	18,523
	$181,739	$162,062	$531,475	$474,694

Summary of assets by reportable segment is as follows:

	September 30,	December 31,
	2016	2015
Segment assets
U.S. dialysis and related lab services (including equity investments of $41,624 and $34,801, respectively)	$11,460,732	$11,591,507
DMG (including equity investments of $11,293 and $22,714, respectively)	6,218,912	6,150,666
Other—Ancillary services and strategic initiatives (including equity investments of $463,466 and $20,853, respectively)	1,246,009	772,702
Consolidated assets	$18,925,653	$18,514,875

Expenditures for property and equipment by reportable segment is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
U.S. dialysis and related lab services	$182,741	$138,683	$467,121	$385,734
DMG	17,396	18,885	55,639	36,870
Ancillary services and strategic initiatives	16,479	13,772	52,483	39,609
	$216,616	$171,340	$575,243	$462,213

19.	Changes in DaVita Inc.’s ownership interest in consolidated subsidiaries

The effects of changes in DaVita Inc.’s ownership interest on the Company’s equity are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income attributable to DaVita Inc.	$571,332	$215,872	$722,148	$275,732
Decrease in paid-in capital for the purchase of noncontrolling interests and adjustments to ownership interest	(604)	(12,094)	(5,135)	(20,515)
Net transfers to noncontrolling interests	(604)	(12,094)	(5,135)	(20,515)
Net income attributable to DaVita Inc., net of transfers to noncontrolling interests	$570,728	$203,778	$717,013	$255,217

20.	New accounting standards

The Company adopted Accounting Standards Update (ASU) No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis as of January 1, 2016. The amendments in this ASU modify, simplify and expand certain aspects of consolidation guidance, principally with respect to limited partnerships, service fee arrangements and related parties. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

The Company adopted ASU No. 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which amends ASC 350-40, Intangibles-Goodwill and Other-Internal-Use Software as of January 1, 2016. The provisions of this statement were applied prospectively. This ASU provides guidance to customers about whether a cloud computing arrangement includes a software license. If an arrangement includes a software license, the accounting for the license will be consistent with licenses of other intangible assets. If the arrangement does not include a license, the arrangement will be accounted for as a service contract. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

The Company adopted ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments as of January 1, 2016. The amendments in this ASU allow an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. This is inclusive of the effect on earnings of changes in depreciation, amortization, or other income effects as a result of the change to provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this ASU were applied prospectively. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control. The amendments in this ASU affect consolidation of variable interest entities in certain situations involving entities under common control. The amendments in this ASU are effective for the Company beginning on January 1, 2017 and are to be applied to all periods since adoption of ASU No. 2015-02, which the Company adopted effective January 1, 2016. Early adoption is permitted. The Company does not expect that adoption of this ASU will have a material effect on its consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. The amendments in this ASU allow entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs, the current guidance does not allow recognition until the asset has been sold to an outside party. The amendments in this ASU are effective for the Company beginning on January 1, 2018 and are to be applied on a modified retrospective basis. Early adoption is permitted. The Company has not yet determined the effect that adoption of this ASU will have on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The amendments in this ASU clarify how certain cash receipts and cash payments should be classified on the statement of cash flows. The new standard is effective for the Company beginning January 1, 2018 and should be applied retrospectively to all periods presented. Early adoption is permitted. The Company has not yet determined the effect that adoption of this ASU will have on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instrument – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This amendment will replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable supporting information to inform credit loss estimates. The amendments in this ASU are effective for the Company beginning January 1, 2020 and early adoption is permitted only as of January 1, 2019. The Company has not yet determined the effect that adoption of this ASU will have on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, as part of its Simplification Initiative. The changes required by this ASU involve several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this ASU are effective for the Company beginning January 1, 2017 and early adoption is permitted. The method of adoption differs for each of the topics covered by the ASU. The Company continues to evaluate the effect that the implementation of this ASU will have on its consolidated financial statements, related disclosures and the timing of implementation.

In March 2016, the FASB issued ASU No. 2016-07, Investments – Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting. The amendments in this ASU eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments in this ASU are effective for the Company beginning on January 1, 2017 to be applied prospectively. Early adoption is permitted. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments in this ASU revise the accounting related to lessee accounting. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for substantially all leases with lease terms in excess of twelve months. The new lease guidance also simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. The amendments in this ASU are effective for the Company beginning on January 1, 2019 and are to be applied through a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. The Company has assembled an internal lease task force that meets regularly to discuss and evaluate the overall impact of this guidance on its consolidated financial statements and related disclosures, as well as the expected timing and method of adoption. The Company believes that the new standard will have a material impact on its consolidated balance sheet but will not have a material impact on its liquidity. The Company continues to evaluate the effect that the implementation of this ASU will have on its consolidated financial statements and related disclosures.

In January 2016, the FASB issued ASU No. 2016-01, Financial Statements – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this ASU revise accounting related to (i) the classification and measurement of investments in equity securities and (ii) the presentation of certain fair value changes for financial liabilities at fair value. The amendments in this ASU are effective for the Company beginning on January 1, 2018 and are to be applied through a cumulative effect adjustment to the statement of financial position. Early adoption is permitted under certain circumstances. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. The amendments in this ASU apply to all inventory with the exception of inventory measured using the last-in, first-out or the retail inventory methods. This ASU simplifies the measurement of inventory. Under this new standard, inventory should be measured using the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonable predictable costs of completion, disposal and transportation. The amendments in this ASU are effective for the Company beginning January 1, 2017 and are to be applied prospectively. Early adoption is permitted. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. When it becomes effective, this ASU will replace most existing revenue recognition guidance in U.S. GAAP. In July 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date. This guidance approves a one-year deferral of the effective date of ASU 2014-09. The ASU now permits the Company to adopt this standard effective January 1, 2018. Early application is permitted as of the initial effective date of January 1, 2017, but not prior to that date. In March, April and May 2016, the FASB issued ASU 2016-08, ASU 2016-10, ASU 2016-11, and ASU 2016-12, Revenue from Contracts with Customers (Topic 606), each of which amends the guidance in ASU 2014-09. The Company has assembled an internal revenue task force that meets regularly to discuss and evaluate the overall impact this guidance will have on various revenue streams in the consolidated financial statements and related disclosures, as well as the expected timing and method of adoption. The Company has not yet selected a transition method nor has it determined the effect of this ASU on its ongoing financial reporting.

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

Condensed Consolidating Statements of Income

			Non-
		Guarantor	Guarantor	Consolidating	Consolidated
For the three months ended September 30, 2016	DaVita Inc.	subsidiaries	subsidiaries	adjustments	total
Patient services revenues	$—	$1,726,892	$945,659	$(42,890)	$2,629,661
Less: Provision for uncollectible accounts	—	(73,833)	(41,722)	—	(115,555)
Net patient service revenues	—	1,653,059	903,937	(42,890)	2,514,106
Capitated revenues	—	462,436	406,894	(40)	869,290
Other revenues	191,815	509,867	46,185	(400,687)	347,180
Total net revenues	191,815	2,625,362	1,357,016	(443,617)	3,730,576
Operating expenses and charges	143,784	2,388,114	823,139	(443,617)	2,911,420
Operating income	48,031	237,248	533,877	—	819,156
Debt (expense) and refinancing charges	(101,895)	(91,716)	(14,402)	103,432	(104,581)
Other income, net	99,446	2,659	3,203	(103,432)	1,876
Income tax expense	(20,898)	(21,486)	146,685	—	104,301
Equity earnings in subsidiaries	504,852	335,175	—	(840,027)	—
Net income	571,332	504,852	375,993	(840,027)	612,150
Less: Net income attributable to noncontrolling interests	—	—	—	(40,818)	(40,818)
Net income attributable to DaVita Inc.	$571,332	$504,852	$375,993	$(880,845)	$571,332

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

			Non-
		Guarantor	Guarantor	Consolidating	Consolidated
For the three months ended September 30, 2015	DaVita Inc.	subsidiaries	subsidiaries	adjustments	total
Patient service revenues	$—	$1,656,648	$795,325	$(37,939)	$2,414,034
Less: Provision for uncollectible accounts	—	(78,494)	(30,958)	—	(109,452)
Net patient service revenues	—	1,578,154	764,367	(37,939)	2,304,582
Capitated revenues	—	453,766	473,196	(115)	926,847
Other revenues	184,561	480,412	7,869	(378,606)	294,236
Total net revenues	184,561	2,512,332	1,245,432	(416,660)	3,525,665
Operating expenses	110,935	2,244,237	1,077,785	(416,660)	3,016,297
Operating income	73,626	268,095	167,647	—	509,368
Debt expense, including debt redemption charges	(102,136)	(83,037)	(9,766)	91,458	(103,481)
Other income	89,824	2,379	1,739	(91,458)	2,484
Income tax expense	25,368	112,310	9,386	—	147,064
Equity earnings in subsidiaries	179,926	104,799	—	(284,725)	—
Net income	215,872	179,926	150,234	(284,725)	261,307
Less: Net income attributable to noncontrolling interests	—	—	—	(45,435)	(45,435)
Net income attributable to DaVita Inc.	$215,872	$179,926	$150,234	$(330,160)	$215,872

			Non-
		Guarantor	Guarantor	Consolidating	Consolidated
For the nine months ended September 30, 2016	DaVita Inc.	subsidiaries	subsidiaries	adjustments	total
Patient services revenues	$—	$5,044,565	$2,756,588	$(123,100)	$7,678,053
Less: Provision for uncollectible accounts	—	(207,144)	(129,044)	—	(336,188)
Net patient service revenues	—	4,837,421	2,627,544	(123,100)	7,341,865
Capitated revenues	—	1,391,010	1,263,404	(251)	2,654,163
Other revenues	575,700	1,518,407	122,509	(1,183,281)	1,033,335
Total net revenues	575,700	7,746,838	4,013,457	(1,306,632)	11,029,363
Operating expenses and charges	400,129	7,275,863	3,146,888	(1,306,632)	9,516,248
Operating income	175,571	470,975	866,569	—	1,513,115
Debt (expense) and refinancing charges	(305,097)	(275,148)	(38,914)	308,800	(310,359)
Other income, net	296,660	12,416	7,791	(308,800)	8,067
Income tax expense	56,190	140,972	168,849	—	366,011
Equity earnings in subsidiaries	611,204	543,933	—	(1,155,137)	—
Net income	722,148	611,204	666,597	(1,155,137)	844,812
Less: Net income attributable to noncontrolling interests	—	—	—	(122,664)	(122,664)
Net income attributable to DaVita Inc.	$722,148	$611,204	$666,597	$(1,277,801)	$722,148

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

			Non-
		Guarantor	Guarantor	Consolidating	Consolidated
For the nine months ended September 30, 2015	DaVita Inc.	subsidiaries	subsidiaries	adjustments	total
Patient service revenues	$—	$4,901,959	$2,254,624	$(107,155)	$7,049,428
Less: Provision for uncollectible accounts	—	(212,816)	(101,765)	—	(314,581)
Net patient service revenues	—	4,689,143	2,152,859	(107,155)	6,734,847
Capitated revenues	—	1,340,838	1,302,862	(148)	2,643,552
Other revenues	542,412	1,360,261	21,547	(1,054,371)	869,849
Total net revenues	542,412	7,390,242	3,477,268	(1,161,674)	10,248,248
Operating expenses	363,347	7,042,896	3,077,919	(1,161,674)	9,322,488
Operating income	179,065	347,346	399,349	—	925,760
Debt expense, including debt redemption charges	(347,719)	(253,939)	(30,532)	278,997	(353,193)
Other income	271,847	6,780	4,632	(278,997)	4,262
Income tax expense	41,215	116,934	25,744	—	183,893
Equity earnings in subsidiaries	213,754	230,501	—	(444,255)	—
Net income	275,732	213,754	347,705	(444,255)	392,936
Less: Net income attributable to noncontrolling interests	—	—	—	(117,204)	(117,204)
Net income attributable to DaVita Inc.	$275,732	$213,754	$347,705	$(561,459)	$275,732

Condensed Consolidating Statements of Comprehensive Income

			Non-
		Guarantor	Guarantor	Consolidating	Consolidated
For the three months ended September 30, 2016	DaVita Inc.	subsidiaries	subsidiaries	adjustments	total
Net income	$571,332	$504,852	$375,993	$(840,027)	$612,150
Other comprehensive income	1,248	—	6,620	—	7,868
Total comprehensive income	572,580	504,852	382,613	(840,027)	620,018
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	(40,876)	(40,876)
Comprehensive income attributable to DaVita Inc.	$572,580	$504,852	$382,613	$(880,903)	$579,142

			Non-
		Guarantor	Guarantor	Consolidating	Consolidated
For the three months ended September 30, 2015	DaVita Inc.	subsidiaries	subsidiaries	adjustments	total
Net income	$215,872	$179,926	$150,234	$(284,725)	$261,307
Other comprehensive loss	(2,934)	—	(7,023)	—	(9,957)
Total comprehensive income	212,938	179,926	143,211	(284,725)	251,350
Less: comprehensive income attributable to the noncontrolling interests	—	—	—	(45,435)	(45,435)
Comprehensive income attributable to DaVita Inc.	$212,938	$179,926	$143,211	$(330,160)	$205,915

			Non-
		Guarantor	Guarantor	Consolidating	Consolidated
For the nine months ended September 30, 2016	DaVita Inc.	subsidiaries	subsidiaries	adjustments	total
Net income	$722,148	$611,204	$666,597	$(1,155,137)	$844,812
Other comprehensive loss	(5,299)	—	13,106	—	7,807
Total comprehensive income	716,849	611,204	679,703	(1,155,137)	852,619
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	(122,871)	(122,871)
Comprehensive income attributable to DaVita Inc.	$716,849	$611,204	$679,703	$(1,278,008)	$729,748

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

			Non-
		Guarantor	Guarantor	Consolidating	Consolidated
For the nine months ended September 30, 2015	DaVita Inc.	subsidiaries	subsidiaries	adjustments	total
Net income	$275,732	$213,754	$347,705	$(444,255)	$392,936
Other comprehensive loss	(9,436)	—	(19,883)	—	(29,319)
Total comprehensive income	266,296	213,754	327,822	(444,255)	363,617
Less: comprehensive income attributable to the noncontrolling interests	—	—	—	(117,204)	(117,204)
Comprehensive income attributable to DaVita Inc.	$266,296	$213,754	$327,822	$(561,459)	$246,413

Condensed Consolidating Balance Sheets

			Non-
		Guarantor	Guarantor	Consolidating	Consolidated
As of September 30, 2016	DaVita Inc.	subsidiaries	subsidiaries	adjustments	total
Cash and cash equivalents	$623,901	$35,769	$253,826	$—	$913,496
Accounts receivable, net	—	1,174,364	676,061	—	1,850,425
Other current assets	661,642	745,238	90,558	—	1,497,438
Total current assets	1,285,543	1,955,371	1,020,445	—	4,261,359
Property and equipment, net	298,869	1,624,181	1,121,938	—	3,044,988
Intangible assets, net	553	1,537,645	37,959	—	1,576,157
Investments in subsidiaries	9,628,258	1,924,432	—	(11,552,690)	—
Intercompany receivables	3,131,796	—	820,536	(3,952,332)	—
Other long-term assets and investments	40,574	55,069	564,510	—	660,153
Goodwill	—	7,876,067	1,506,929	—	9,382,996
Total assets	$14,385,593	$14,972,765	$5,072,317	$(15,505,022)	$18,925,653
Current liabilities	$274,520	$1,842,058	$522,891	$—	$2,639,469
Intercompany payables	—	2,264,044	1,688,288	(3,952,332)	—
Long-term debt and other long-term liabilities	8,589,682	1,238,405	366,962	—	10,195,049
Noncontrolling interests subject to put provisions	609,645	—	—	362,099	971,744
Total DaVita Inc. shareholder's equity	4,911,746	9,628,258	1,924,432	(11,552,690)	4,911,746
Noncontrolling interests not subject to put provisions	—	—	569,744	(362,099)	207,645
Total equity	4,911,746	9,628,258	2,494,176	(11,914,789)	5,119,391
Total liabilities and equity	$14,385,593	$14,972,765	$5,072,317	$(15,505,022)	$18,925,653

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

			Non-
		Guarantor	Guarantor	Consolidating	Consolidated
As of December 31, 2015	DaVita Inc.	subsidiaries	subsidiaries	adjustments	total
Cash and cash equivalents	$1,186,636	$109,357	$203,123	$—	$1,499,116
Accounts receivable, net	—	929,390	794,838	—	1,724,228
Other current assets	431,504	769,947	78,485	—	1,279,936
Total current assets	1,618,140	1,808,694	1,076,446	—	4,503,280
Property and equipment, net	268,066	1,575,890	944,784	—	2,788,740
Intangible assets, net	540	1,634,920	51,866	—	1,687,326
Investments in subsidiaries	8,893,079	1,597,185	—	(10,490,264)	—
Intercompany receivables	3,474,133	—	701,814	(4,175,947)	—
Other long-term assets and investments	74,458	53,346	113,246	—	241,050
Goodwill	—	7,834,257	1,460,222	—	9,294,479
Total assets	$14,328,416	$14,504,292	$4,348,378	$(14,666,211)	$18,514,875
Current liabilities	$185,217	$1,730,123	$483,798	$—	$2,399,138
Intercompany payables	—	2,750,102	1,425,845	(4,175,947)	—
Long-term debt and other long-term liabilities	8,730,673	1,130,988	305,838	—	10,167,499
Noncontrolling interests subject to put provisions	541,746	—	—	322,320	864,066
Total DaVita Inc. shareholders’ equity	4,870,780	8,893,079	1,597,185	(10,490,264)	4,870,780
Noncontrolling interests not subject to put provisions	—	—	535,712	(322,320)	213,392
Total equity	4,870,780	8,893,079	2,132,897	(10,812,584)	5,084,172
Total liabilities and equity	$14,328,416	$14,504,292	$4,348,378	$(14,666,211)	$18,514,875

Condensed Consolidating Statements of Cash Flows

			Non-
		Guarantor	Guarantor	Consolidating	Consolidated
For the nine months ended September 30, 2016	DaVita Inc.	subsidiaries	subsidiaries	adjustments	total
Cash flows from operating activities:
Net income	$722,148	$611,204	$666,597	$(1,155,137)	$844,812
Changes in operating assets and liabilities and non-cash items included in net income	(586,804)	228,991	(160,874)	1,155,137	636,450
Net cash provided by operating activities	135,344	840,195	505,723	—	1,481,262
Cash flows from investing activities:
Additions of property and equipment, net	(81,785)	(248,339)	(245,119)	—	(575,243)
Acquisitions	—	(458,556)	(38,775)	—	(497,331)
Proceeds from asset and business sales	—	24,608	(5,617)	—	18,991
(Purchases) proceeds from investment sales and other items, net	(236,150)	(12,825)	45,316	—	(203,659)
Net cash used in investing activities	(317,935)	(695,112)	(244,195)	—	(1,257,242)
Cash flows from financing activities:
Long-term debt and related financing costs, net	(73,889)	(20,684)	(4,151)	—	(98,724)
Intercompany borrowing (payments)	283,709	(188,247)	(95,462)	—	—
Other items	(589,964)	(9,740)	(109,548)	—	(709,252)
Net cash (used in) provided by financing activities	(380,144)	(218,671)	(209,161)	—	(807,976)
Effect of exchange rate changes on cash	—	—	(1,664)	—	(1,664)
Net (decrease) increase in cash and cash equivalents	(562,735)	(73,588)	50,703	—	(585,620)
Cash and cash equivalents at beginning of period	1,186,636	109,357	203,123	—	1,499,116
Cash and cash equivalents at end of period	$623,901	$35,769	$253,826	$—	$913,496

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

			Non-
		Guarantor	Guarantor	Consolidating	Consolidated
For the nine months ended September 30, 2015	DaVita Inc.	subsidiaries	subsidiaries	adjustments	total
Cash flows from operating activities:
Net income	$275,732	$213,754	$347,705	$(444,255)	$392,936
Changes in operating assets and liabilities and non-cash items included in net income	(187,876)	441,752	29,460	444,255	727,591
Net cash provided by operating activities	87,856	655,506	377,165	—	1,120,527
Cash flows from investing activities:
Additions of property and equipment, net	(39,448)	(222,447)	(200,318)	—	(462,213)
Acquisitions	—	(73,339)	(17,370)	—	(90,709)
Proceeds from asset and business sales	—	6,865	—	—	6,865
(Purchases) proceeds from investment sales and other items, net	(587,583)	1,513	(18,257)	—	(604,327)
Net cash used in investing activities	(627,031)	(287,408)	(235,945)	—	(1,150,384)
Cash flows from financing activities:
Long-term debt and related financing costs, net	661,260	(13,183)	(8,760)	—	639,317
Intercompany borrowing (payments)	304,623	(320,262)	15,639	—	—
Other items	(404,107)	(23,605)	(97,726)	—	(525,438)
Net cash provided by (used in) financing activities	561,776	(357,050)	(90,847)	—	113,879
Effect of exchange rate changes on cash	—	—	(1,844)	—	(1,844)
Net increase in cash and cash equivalents	22,601	11,048	48,529	—	82,178
Cash and cash equivalents at beginning of period	698,876	77,921	188,444	—	965,241
Cash and cash equivalents at end of period	$721,477	$88,969	$236,973	$—	$1,047,419

22.	Supplemental data

The following information is presented as supplemental data as required by the indentures governing the Company’s senior notes.

Condensed Consolidating Statements of Income

				Company and
	Consolidated	Physician	Unrestricted	Restricted
For the nine months ended September 30, 2016	Total	Groups	Subsidiaries	Subsidiaries(1)
Patient service operating revenues	$7,678,053	$287,544	$—	$7,390,509
Less: Provision for uncollectible accounts	(336,188)	(9,178)	—	(327,010)
Net patient service operating revenues	7,341,865	278,366	—	7,063,499
Capitated revenues	2,654,163	1,186,001	—	1,468,162
Other revenues	1,033,335	53,124	—	980,211
Total net operating revenues	11,029,363	1,517,491	—	9,511,872
Operating expenses	9,516,248	1,513,569	(129)	8,002,808
Operating income	1,513,115	3,922	129	1,509,064
Debt expense, including refinancing charges	(310,359)	(9,347)	—	(301,012)
Other income	8,067	322	—	7,745
Income tax expense	366,011	10,442	52	355,517
Net income (loss)	844,812	(15,545)	77	860,280
Less: Net income attributable to noncontrolling interests	(122,664)	—	—	(122,664)
Net income (loss) attributable to DaVita Inc.	$722,148	$(15,545)	$77	$737,616

(1)	After elimination of the unrestricted subsidiaries and the physician groups.

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

Condensed Consolidating Statements of Comprehensive Income

				Company and
	Consolidated	Physician	Unrestricted	Restricted
For the nine months ended September 30, 2016	Total	Groups	Subsidiaries	Subsidiaries(1)
Net income (loss)	$844,812	$(15,545)	$77	$860,280
Other comprehensive loss	7,807	—	—	7,807
Total comprehensive income (loss)	852,619	(15,545)	77	868,087
Less: comprehensive income attributable to the noncontrolling interests	(122,871)	—	—	(122,871)
Comprehensive income (loss) attributable to DaVita Inc.	$729,748	$(15,545)	$77	$745,216

(1)	After elimination of the unrestricted subsidiaries and the physician groups.

Condensed Consolidating Balance Sheets

				Company and
	Consolidated	Physician	Unrestricted	Restricted
As of September 30, 2016	Total	Groups	Subsidiaries	Subsidiaries(1)
Cash and cash equivalents	$913,496	$104,636	$—	$808,860
Accounts receivable, net	1,850,425	195,488	—	1,654,937
Other current assets	1,497,438	18,419	—	1,479,019
Total current assets	4,261,359	318,543	—	3,942,816
Property and equipment, net	3,044,988	1,417	—	3,043,571
Amortizable intangibles, net	1,576,157	5,141	—	1,571,016
Other long-term assets	660,153	77,681	2,696	579,776
Goodwill	9,382,996	16,405	—	9,366,591
Total assets	$18,925,653	$419,187	$2,696	$18,503,770
Current liabilities	$2,639,469	$229,515	$—	$2,409,954
Payables to parent	—	86,335	2,696	(89,031)
Long-term debt and other long-term liabilities	10,195,049	50,099	—	10,144,950
Noncontrolling interests subject to put provisions	971,744	—	—	971,744
Total DaVita Inc. shareholders’ equity	4,911,746	53,238	—	4,858,508
Noncontrolling interests not subject to put provisions	207,645	—	—	207,645
Shareholders’ equity	5,119,391	53,238	—	5,066,153
Total liabilities and shareholder’s equity	$18,925,653	$419,187	$2,696	$18,503,770

(1)	After elimination of the unrestricted subsidiaries and the physician groups.

DAVITA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(unaudited)

(dollars and shares in thousands, except per share data)

Condensed Consolidating Statements of Cash Flows

				Company and
	Consolidated	Physician	Unrestricted	Restricted
For the nine months ended September 30, 2016	Total	Groups	Subsidiaries	Subsidiaries(1)
Cash flows from operating activities:
Net income (loss)	$844,812	$(15,545)	$77	$860,280
Changes in operating and intercompany assets and liabilities and non-cash items included in net income	636,450	152,461	(77)	484,066
Net cash provided by operating activities	1,481,262	136,916	—	1,344,346
Cash flows from investing activities:
Additions of property and equipment	(575,243)	(592)	—	(574,651)
Acquisitions and divestitures, net	(497,331)	—	—	(497,331)
Proceeds from discontinued operations	18,991	—	—	18,991
Investments and other items	(203,659)	(2,124)	—	(201,535)
Net cash used in investing activities	(1,257,242)	(2,716)	—	(1,254,526)
Cash flows from financing activities:
Long-term debt	(98,724)	(4)	—	(98,720)
Intercompany	—	(117,805)	—	117,805
Other items	(709,252)	—	—	(709,252)
Net cash used in by financing activities	(807,976)	(117,809)	—	(690,167)
Effect of exchange rate changes on cash	(1,664)	—	—	(1,664)
Net decrease in cash	(585,620)	16,391	—	(602,011)
Cash and cash equivalents at beginning of period	1,499,116	88,245	—	1,410,871
Cash and cash equivalents at end of period	$913,496	$104,636	$—	$808,860

(1)	After elimination of the unrestricted subsidiaries and the physician groups.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking statements within the meaning of the federal securities laws. All statements that do not concern historical facts are forward-looking statements and include, among other things, statements about our expectations, beliefs, intentions and/or strategies for the future. These forward-looking statements include statements regarding our future operations, financial condition and prospects, including the expected impact of the policy change for Medicaid patients seeking Affordable Care Act plans, including on our future operating income and other impacts of this policy change, expectations for treatment growth rates, revenue per treatment, expense growth, levels of the provision for uncollectible accounts receivable, operating income, cash flow, operating cash flow, estimated tax rates, estimated charges and accruals, capital expenditures, the development of new dialysis centers and dialysis center acquisitions, government and commercial payment rates, revenue estimating risk and the impact of our level of indebtedness on our financial performance, and including earnings per share. These statements involve substantial known and unknown risks and uncertainties that could cause our actual results to differ materially from those described in the forward-looking statements, including but not limited to, risks resulting from the concentration of profits generated by higher-paying commercial payor plans for which there is continued downward pressure on average realized payment rates, and a reduction in the number of patients under such plans, which may result in the loss of revenues or patients, and the extent to which the ongoing implementation of healthcare exchanges or changes in regulations or enforcement of regulations regarding the exchanges results in a reduction in reimbursement rates for our services from and/or the number of patients enrolled in higher-paying commercial plans, a reduction in government payment rates under the Medicare ESRD program or other government-based programs, the impact of the CMS Medicare Advantage benchmark structure, risks arising from potential federal and/or state legislation that could have an adverse effect on our operations and profitability, changes in pharmaceutical or anemia management practice patterns, payment policies, or pharmaceutical pricing, legal compliance risks, including our continued compliance with complex government regulations and the provisions of our current Corporate Integrity Agreement (CIA), and current or potential investigations by various government entities and related government or private-party proceedings, the restrictions on our business and operations required by the CIA and other settlement terms, and the financial impact thereof, continued increased competition from large- and medium-sized dialysis providers that compete directly with us, our ability to maintain contracts with physician medical directors, changing affiliation models for physicians, and the emergence of new models of care introduced by the government or private sector that may erode our patient base and reimbursement rates such as Accountable Care Organizations (ACOs), independent practice associations (IPAs) and integrated delivery systems, our ability to complete acquisitions, mergers or dispositions that we might be considering or announce, or to integrate and successfully operate any business we may acquire or have acquired, including DaVita Medical Group (DMG), or to expand our operations and services to markets outside the U.S., or to businesses outside of dialysis and DMG’s business, the variability of our cash flows, the risk that we might invest material amounts of capital and incur significant costs in connection with the growth and development of our international operations, yet we might not be able to operate them profitably anytime soon, if at all, risks arising from the use of accounting estimates, judgments and interpretations in our financial statements, the risk that laws regulating the corporate practice of medicine could restrict the manner in which DMG conducts its business, the risk that the cost of providing services under DMG’s agreements may exceed our compensation, the risk that reductions in reimbursement rates, including Medicare Advantage rates, and future regulations may negatively impact DMG’s business, revenue and profitability, the risk that DMG may not be able to successfully establish a presence in new geographic regions or successfully address competitive threats that could reduce its profitability, the risk that a disruption in DMG’s healthcare provider networks could have an adverse effect on DMG’s business operations and profitability, the risk that reductions in the quality ratings of health maintenance organization plan customers of DMG could have an adverse effect on DMG’s business, or the risk that health plans that acquire health maintenance organizations may not be willing to contract with DMG or may be willing to contract only on less favorable terms, and the other risk factors set forth in Part II, Item 1A. of this Quarterly Report on Form 10-Q. We base our forward-looking statements on information currently available to us, and we undertake no obligation to update or revise any forward-looking statements, whether as a result of changes in underlying factors, new information, future events or otherwise.

The following should be read in conjunction with our condensed consolidated financial statements.

Consolidated results of operations

We operate two major divisions, DaVita Kidney Care (Kidney Care) and DaVita Medical Group (DMG, formerly known as HealthCare Partners or HCP). Our Kidney Care division is comprised of our U.S. dialysis and related lab services business, our ancillary services and strategic initiatives, including our international operations, and our corporate administrative support. Our DMG division is comprised of our integrated healthcare business.

Our largest major line of business is our U.S. dialysis and related lab services, which is a leading provider of kidney dialysis services in the U.S. for patients suffering from ESRD. Our other major line of business, DMG, is a patient- and physician-focused integrated health care delivery and management company.

The following is a summary of our consolidated operating results for the third quarter of 2016 compared with the prior sequential quarter and the same quarter of 2015, as well as the nine months ended September 30, 2016 compared to the same period in 2015.

	Three months ended						Nine months ended
	September 30,		June 30,		September 30,		September 30,		September 30,
	2016		2016		2015		2016		2015
	(dollar amounts rounded to nearest million)
Net revenues:
Patient service revenues	$2,630		$2,570		$2,414		$7,678		$7,050
Less: Provision for uncollectible accounts	(115)		(111)		(109)		(336)		(315)
Net patient service revenues	2,515		2,459		2,305		7,342		6,735
Capitated revenues	869		898		927		2,654		2,643
Other revenues	347		361		294		1,033		870
Total consolidated net revenues	3,731	100%	3,718	100%	3,526	100%	11,029	100%	10,248	100%
Operating expenses and charges:
Patient care costs	2,698	72%	2,671	72%	2,501	71%	7,951	72%	7,310	71%
General and administrative	407	11%	387	10%	354	10%	1,180	11%	1,047	10%
Depreciation and amortization	182	5%	180	5%	162	5%	532	5%	475	5%
Provision for uncollectible accounts	3	—	4	—	3	—	9	—	6	—
Equity investment (income) loss	(4)	—	1	—	(3)	—	(5)	—	(11)	—
Goodwill impairment charges	—	—	176	5%	—	—	253	2%	—	—
Gain on changes in ownership interests, net	(374)	(10)%	(30)	(1)%	—	—	(404)	(4)%	—	—
Settlement charge	—	—	—	—	—	—	—	—	495	5%
Total operating expenses and charges	2,912	78%	3,389	91%	3,017	86%	9,516	86%	9,322	91%
Operating income	$819	22%	$329	9%	$509	14%	$1,513	14%	$926	9%

The following table summarizes consolidated net revenues for our Kidney Care division and our DMG division:

	Three months ended			Nine months ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2016	2016	2015	2016	2015
	(dollar amounts rounded to nearest million)
Net revenues:
Kidney Care:
U.S. dialysis and related lab services patient service revenues	$2,429	$2,367	$2,301	$7,124	$6,718
Less: Provision for uncollectible accounts	(109)	(107)	(103)	(321)	(302)
U.S. dialysis and related lab services net patient service revenues	2,320	2,260	2,198	6,803	6,416
Other revenues	4	4	3	12	10
Total net U.S. dialysis and related lab services revenues	2,324	2,264	2,201	6,815	6,426
Other—Ancillary services and strategic initiatives revenues	331	342	283	992	812
Other—Capitated revenues	23	24	20	68	56
Other—Ancillary services and strategic initiatives net patient service revenues (less provision for uncollectible accounts)	58	57	42	166	116
Total net other-ancillary services and strategic initiatives revenues	412	423	345	1,226	984
Elimination of intersegment and division revenues	(33)	(29)	(21)	(88)	(57)
Total Kidney Care net revenues	2,703	2,658	2,525	7,953	7,353
DMG:
DMG capitated revenues	846	874	907	2,586	2,588
DMG net patient service revenues (less provision for uncollectible accounts)	153	156	79	418	241
Other revenues	29	30	15	72	66
Total net DMG revenues	1,028	1,060	1,001	3,076	2,895
Total consolidated net revenues	$3,731	$3,718	$3,526	$11,029	$10,248

The following table summarizes consolidated operating income and adjusted consolidated operating income:

	Three months ended			Nine months ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2016	2016	2015	2016	2015
	(dollar amounts rounded to nearest million)
Operating income (loss):
Kidney Care:
U.S. dialysis and related lab services	$452	$449	$462	$1,341	$795
Other—Ancillary services and strategic initiatives	362	(13)	(30)	338	(70)
Corporate administrative support	(28)	(5)	(6)	(40)	(14)
Total kidney care operating income	786	431	426	1,639	711
DMG	33	(102)	83	(126)	215
Total consolidated operating income	819	329	509	1,513	926
Reconciliation of non-GAAP measures:
Add:
Goodwill impairment charges	—	176	—	253	4
Gain on APAC JV ownership changes	(374)	—	—	(374)	—
Gain on sale of Tandigm ownership interest	—	(40)	—	(40)	—
Loss on sale of DMG Arizona	—	10	—	10	—
Hospice accrual	—	—	—	16	—
Settlement charge	—	—	—	—	495
Reduction in a receivable associated with the DMG acquisition escrow provision	27	—	—	27	—
Adjusted consolidated operating income(1)	$472	$475	$509	$1,405	$1,425

(1)

For the three months ended September 30, 2016, we have excluded the gain on changes in ownership interest of $374 million resulting from the formation of the Asia Pacific dialysis joint venture (APAC JV) and of an adjustment to reduce a receivable associated with the DMG acquisition escrow provision relating to an income tax item of $27 million. For the three months ended June 30, 2016, we have excluded the goodwill impairment charges of $176 million related to certain DMG reporting units, the gain on the sale of a portion of our Tandigm Health (Tandigm) ownership interest of $40 million and a loss on the sale of our DMG Arizona business of $10 million. For the nine months ended September 30, 2016, we have excluded the goodwill impairment charges of $253 million, the gain on the APAC JV ownership changes of $374 million, the gain related to the sale of a portion of our Tandigm ownership interest of $40 million, the loss on sale of our DMG Arizona business of $10 million, an adjustment to reduce a receivable associated with the DMG acquisition escrow provision relating to an income tax item of $27 million, and an estimated accrual for damages and liabilities associated with our DMG Nevada hospice business of $16 million. For the nine months ended September 30, 2015, we have excluded a goodwill impairment charge of $4 million related to our international operations and a settlement charge in connection with a private civil suit of $495 million. These are non-GAAP measures and are not intended as substitutes for the GAAP equivalent measures. We have presented these adjusted amounts because management believes that these presentations enhance a user’s understanding of our normal consolidated operating income by excluding certain items which we do not believe are indicative of our ordinary results of operations. As a result, adjusting for these amounts allows for a more meaningful comparison to our prior period results.

Consolidated net revenues

Consolidated net revenues for the third quarter of 2016 increased by approximately $13 million, or 0.3%, as compared to the second quarter of 2016. The increase in consolidated net revenues was primarily due to an increase of approximately $60 million in U.S. dialysis and related lab services’ net revenues, principally due to acquired and non-acquired treatment growth and an increase in our average revenue per treatment of approximately $2, as discussed below. U.S. dialysis and related lab services consolidated net revenues also benefited from an additional treatment day during the three months ended September 30, 2016. Consolidated net revenues were negatively impacted by a decrease of $32 million in DMG net revenues. The decrease in DMG net revenues was primarily due to a decrease in commercial risk sharing revenues due to commercial revenue adjustments, a decrease in commercial revenue due to increased shared risk utilization and a decrease in commercial members, as discussed below. Consolidated net revenues were also negatively impacted by a decrease of $11 million in ancillary and strategic initiatives, primarily related to a decrease in volume related to our pharmaceutical business, partially offset by an increase in pharmaceutical rates.

Consolidated net revenues for the third quarter of 2016 increased by approximately $205 million, or 5.8%, as compared to the third quarter of 2015. The increase in consolidated net revenues was primarily due to an increase of $123 million in the U.S. dialysis and related lab services’ net revenues, primarily as a result of volume growth from acquired and non-acquired treatment growth, and an increase in our average dialysis revenue per treatment of approximately $5, as discussed below. The increase in consolidated net revenues also resulted from an increase in DMG net revenues of $27 million, primarily due to an increase in fee-for-service (FFS) revenues and other revenues from acquisitions. This increase in DMG net revenues was partially offset by a decrease in Medicaid risk sharing revenue, as well as a decrease in the number of commercial and Medicaid members to whom DMG provides health care services and a decrease in commercial risk sharing revenue. In addition, the increase in consolidated net revenues was due to an increase of approximately $67 million in our ancillary services and strategic initiatives, primarily from growth in our pharmacy services, a decrease in reserves due to refunds of pharmacy reimbursements taken in the third quarter of 2015 that did not recur in 2016, an increase in VillageHealth special needs plan revenues, and growth in our international operations.

Consolidated net revenues for the nine months ended September 30, 2016 increased by approximately $781 million, or 7.6%, as compared to the same period in 2015. The increase in consolidated net revenues was primarily due to an increase of $389 million in the U.S. dialysis and related lab services’ net revenues, primarily as a result of volume growth from acquired and non-acquired treatment growth, an increase in our average dialysis revenue per treatment of approximately $4, and one additional treatment day in the nine months ended September 30, 2016. The increase in consolidated net revenues was also due to an increase in DMG net revenues of $181 million, primarily due to an increase in FFS revenues from acquisitions and an increase in the number of senior capitated members from acquisitions and non-acquired growth. In addition, the increase in consolidated net revenues was due to an increase of approximately $242 million in our ancillary services and strategic initiatives, primarily from growth in our pharmacy services, a decrease in reserves due to refunds of pharmacy reimbursements taken in the third quarter of 2015 that did not recur in 2016, an increase in our VillageHealth special needs plan revenues and growth in our international operations.

Consolidated operating income

Consolidated operating income for the third quarter of 2016, which includes a gain on the APAC JV ownership changes of $374 million, as discussed below, and an adjustment to reduce a receivable associated with the DMG acquisition escrow provision relating to an income tax item of $27 million, increased by approximately $490 million as compared to the second quarter of 2016, which included goodwill and impairment charges of $176 million related to certain DMG reporting units, a gain on the sale of a portion of our Tandigm ownership interest of $40 million and a loss on the sale of our DMG Arizona business of $10 million. Excluding these items from their respective quarters, adjusted consolidated operating income for the third quarter of 2016 would have decreased by $3 million. Adjusted consolidated operating income decreased primarily due to a decrease in commercial risk sharing revenues, a decrease in commercial members, a decrease in volume related to our pharmaceutical business, and an increase in patient care costs driven by increases in labor and benefits costs, other direct operating expenses associated with our dialysis centers, and general and administrative costs. These decreases were partially offset by acquired and non-acquired treatment growth, an increase in our average revenue per treatment of approximately $2, and one additional treatment day in the three months ended September 30, 2016 in our U.S. dialysis and related lab services’ net revenues.

Consolidated operating income for the third quarter of 2016, which includes a gain on the APAC JV ownership changes of $374 million, as discussed below, and an adjustment to reduce a receivable associated with the DMG acquisition escrow provision relating to an income tax item of $27 million, increased by $310 million as compared to the third quarter in 2015. Excluding these items from the third quarter of 2016, adjusted consolidated operating income for the third quarter of 2016 would have decreased by $37 million. Adjusted consolidated operating income decreased primarily due to a decrease in Medicaid risk sharing revenue, a decrease in commercial revenue, a decrease in Medicaid and commercial members to whom DMG provides health care services, an increase in patient care costs driven by increases in other direct operating expenses associated with our dialysis centers and labor and benefits costs, and an increase in general and administrative costs. This decrease was partially offset by acquired and non-acquired treatment growth in our U.S. dialysis and related lab services business as well as an increase in average dialysis revenue per treatment of approximately $5 per treatment. Adjusted consolidated operating income also benefited from an increase in DMG FFS revenues and an improvement in adjusted operating losses in our ancillary services and strategic initiatives and international operations, as discussed below.

Consolidated operating income for the nine months ended September 30, 2016, which includes a gain on the APAC JV ownership changes of $374 million, as discussed below, an adjustment to reduce a receivable associated with the DMG acquisition escrow provision relating to an income tax item of $27 million, goodwill impairment charges of $253 million related to certain DMG reporting units, a gain on the sale of a portion of our Tandigm ownership interest of $40 million, a loss on the sale of our DMG Arizona business of $10 million, and an estimated accrual for damages and liabilities associated with our DMG Nevada hospice business of $16 million, increased by approximately $587 million as compared to the same period in 2015, which included a settlement charge of $495 million and a goodwill impairment charge of $4 million related to our international operations. Excluding these items from their respective periods, adjusted consolidated operating income for the nine months ended September 30, 2016 would have decreased by $20 million. Adjusted consolidated operating income decreased primarily due to a decrease in Medicaid risk sharing revenue, a decrease in Medicaid and commercial members to whom DMG provides healthcare services, and a decrease in Medicare Advantage rates, as discussed below. Operating income was also negatively impacted by an increase in patient care costs due to increases in labor and benefits costs, pharmaceutical unit costs, facility costs and general and administrative expenses. The decrease in adjusted consolidated operating income was partially offset by acquired and non-acquired treatment growth, an increase in average dialysis revenue per treatment of approximately $4 and one additional treatment day in the nine months ended September 30, 2016 in our U.S. dialysis and related lab services business. Adjusted consolidated operating income also benefited from an increase in DMG FFS revenues, senior capitated revenue, and improvement in adjusted operating losses in our ancillary services and strategic initiatives and international operations as discussed below.

U.S. dialysis and related lab services business

Results of operations

	Three months ended			Nine months ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2016	2016	2015	2016	2015
	(dollar amounts rounded to nearest million, except per treatment data)
Net revenues:
Dialysis and related lab services patient service revenues	$2,429	$2,367	$2,301	$7,124	$6,718
Less: Provision for uncollectible accounts	(109)	(107)	(103)	(321)	(302)
Dialysis and related lab services net patient service revenues	2,320	2,260	2,198	6,803	6,416
Other revenues	4	4	3	12	10
Total net dialysis and related lab services revenues	2,324	2,264	2,201	6,815	6,426
Operating expenses and charges:
Patient care costs	1,565	1,515	1,461	4,577	4,294
General and administrative	188	185	170	552	528
Depreciation and amortization	123	119	112	358	326
Settlement charge	—	—	—	—	495
Equity investment income	(4)	(4)	(4)	(13)	(12)
Total operating expenses and charges	1,872	1,815	1,739	5,474	5,631
Operating income	452	449	462	1,341	795
Reconciliation of non-GAAP measures:
Settlement charge	—	—	—	—	495
Adjusted operating income(1)	$452	$449	$462	$1,341	$1,290
Dialysis treatments	6,887,992	6,745,610	6,611,799	20,273,476	19,337,492
Average dialysis treatments per treatment day	87,190	86,482	83,694	86,307	82,780
Average dialysis and related lab services revenue per treatment	$353	$351	$348	$351	$347

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

Net revenues

Dialysis and related lab services’ net revenues for the third quarter of 2016 increased by approximately $60 million, or 2.7%, as compared to the second quarter of 2016. The increase in dialysis and related lab services’ net revenues was due to volume growth from additional treatments and an increase in our average revenue per treatment of approximately $2. The increase in the number of treatments was primarily due to acquired and non-acquired treatment growth, as well as one additional treatment day during the three months ended September 30, 2016, as compared to the prior quarter. The increase in our average dialysis revenue per treatment was primarily due to an increase in our commercial payment rates and an increase in seasonal administration of flu vaccines, partially offset by a slight decrease in our commercial mix.

Dialysis and related lab services’ net revenues for the third quarter of 2016 increased by approximately $123 million, or 5.6%, as compared to the third quarter of 2015. The increase in net revenues was principally due to volume growth from additional treatments and an increase in our average dialysis revenue per treatment of approximately $5. The increase in the number of treatments was primarily attributable to acquired and non-acquired treatment growth. The increase in our average dialysis revenue per treatment was primarily due to improvements in our commercial payor mix and an increase in our average commercial payment rates.

Dialysis and related lab services’ net revenues for the nine months ended September 30, 2016 increased by approximately $389 million, or 6.1%, as compared to the same period in 2015. The increase in net revenues was primarily due to volume growth from additional treatments as a result of acquired and non-acquired treatment growth, as well as one additional treatment day in the nine months ended September 30, 2016 as compared to the same period in 2015. Dialysis and related lab services’ net revenues also benefited from an increase in our average dialysis revenue per treatment of approximately $4, primarily due to improvements in our commercial payor mix and an increase in our average commercial payment rate.

Provision for uncollectible accounts. The provision for uncollectible accounts receivable for dialysis and related lab services was 4.5% for the third and second quarters of 2016 and for the third quarter of 2015. Based upon our historical cash collection experience and trends, we assess the provision for uncollectible accounts and adjust the provision as necessary as a result of changes in our cash collections.

Operating expenses and charges

Patient care costs. Dialysis and related lab services’ patient care costs of approximately $227 per treatment for the third quarter of 2016 increased by approximately $2 per treatment as compared to the second quarter of 2016. The increase was primarily attributable to an increase in labor and benefits costs and other direct operating expenses associated with our dialysis centers, partially offset by a decrease in travel expenses related to management meetings.

Dialysis and related lab services’ patient care costs per treatment for the third quarter of 2016 increased by approximately $6 per treatment as compared to the third quarter of 2015. The increase was primarily attributable to an increase in other direct operating expenses associated with our dialysis centers. Patient care costs were also negatively impacted by an increase in labor and benefits costs due to a decrease in productivity. These cost increases were partially offset by a decrease in pharmaceutical intensity.

Dialysis and related lab services’ patient care costs per treatment for the nine months ended September 30, 2016 increased by approximately $4 per treatment as compared to the same period in 2015. The increase was primarily attributable to an increase in labor and benefits costs due to a decrease in productivity, an increase in pharmaceutical unit costs, and an increase in other direct operating expenses associated with our dialysis centers. These increases were partially offset by a decrease in professional fees.

General and administrative expenses. Dialysis and related lab services’ general and administrative expenses of approximately $188 million in the third quarter of 2016 increased by approximately $3 million as compared to the second quarter of 2016. The increase in general and administrative expenses was primarily due to an increase in legal costs, partially offset by a decrease in long-term incentive compensation costs.

Dialysis and related lab services’ general and administrative expenses for the third quarter of 2016 increased by approximately $18 million as compared to the third quarter of 2015, primarily due to an increase in labor and benefits costs, occupancy and legal costs, partially offset by a decrease in consulting expenses and long-term incentive compensation costs.

Dialysis and related lab services’ general and administrative expenses for the nine months ended September 30, 2016 increased by approximately $24 million as compared to the same period in 2015, primarily due to an increase in labor and benefits costs, occupancy, other purchased services, and legal costs, partially offset by a decrease in consulting expenses and long-term incentive compensation costs.

Depreciation and amortization. Depreciation and amortization for dialysis and related lab services was approximately $123 million for the third quarter of 2016, $119 million for the second quarter of 2016, and $112 million for the third quarter of 2015. The increase in depreciation and amortization in the third quarter of 2016, as compared to the second quarter of 2016 and the third quarter of 2015, was primarily due to growth in newly developed centers and from acquired centers, as well as technology investments in our clinical network.

Dialysis and related lab services’ depreciation and amortization for the nine months ended September 30, 2016 increased by approximately $32 million as compared to the same period in 2015. The increase was primarily attributable to growth in newly-developed center’s as well as technology investments in our clinical network, partially offset by assets reaching the end of their useful lives.

Equity investment income. Equity investment income for dialysis and related lab services was flat at approximately $4 million for the third and second quarters of 2016, as well as the third quarter of 2015, and increased approximately $1 million for the nine months ended September 30, 2016 as compared to the same period in 2015. The increase was primarily due to an increase in profitability of certain joint ventures.

Accounts receivable

Our dialysis and related lab services’ accounts receivable balances, net of the provision for uncollectible accounts, were $1,306 million and $1,273 million at September 30, 2016 and June 30, 2016, respectively, which represented approximately 52 days for both periods. Our DSO calculation is based on the current quarter’s average revenues per day. There were no significant changes during the third quarter of 2016 from the second quarter of 2016 in the amount of unreserved accounts receivable over one year old or the amounts pending approval from third-party payors.

Segment operating income

Dialysis and related lab services’ operating income for the third quarter of 2016 increased by approximately $3 million as compared to the second quarter of 2016. The increase in operating income was primarily due to non-acquired and acquired treatment growth, an increase in our average dialysis revenue per treatment of approximately $2 and one additional treatment day, as well as lower travel expenses related to management meetings and reduced long-term incentive compensation costs. This increase was partially offset by increases in patient care costs, driven by labor and benefits costs and other direct operating expenses associated with our dialysis centers, as well as legal costs, as discussed above.

Dialysis and related lab services’ operating income for the third quarter of 2016 decreased by approximately $10 million as compared to the third quarter of 2015. This decrease in operating income was negatively impacted by an increase in patient care costs due to increases in other direct operating expenses associated with our dialysis centers and higher labor and benefits costs as a result of a decrease in productivity, as well as increases in legal costs. These increases were partially offset by increased volume growth in revenues from additional treatments as a result of acquired and non-acquired treatment growth, and an increase in our average dialysis revenue per treatment of approximately $5, as discussed above. Operating income benefited from a decrease in long-term incentive compensation costs and a decrease in pharmaceutical intensity.

Dialysis and related lab services’ operating income for the nine months ended September 30, 2016 increased by approximately $546 million, which included a loss contingency accrual of $495 million, as compared to the same period in 2015. Excluding this item from the third quarter of 2015, adjusted dialysis and related lab services’ operating income would have increased by $51 million. This increase in adjusted operating income was primarily attributable to volume growth in revenues from additional treatments as a result of acquired and non-acquired treatment growth, an increase in our average dialysis revenue per treatment of approximately $4, one additional treatment day and a decrease in long-term incentive compensation costs in the nine months ended September 30, 2016 as compared to the same period in 2015. Adjusted operating income was negatively impacted by higher patient care costs and an increase in general and administrative expenses, as discussed above.

In August 2016, CMS issued a Request for Information (RFI) seeking comment as to whether patients were inappropriately steered into marketplace plans on the exchange. Dialysis providers, including DaVita, received a notice of the RFI. In response to the RFI, many commercial payors and trade associations demanded the prohibition of any charitable premium assistance for marketplace plans on and off the exchange. In addition, there were requests that patients, and specifically ESRD patients, that have access to any form of alternate coverage, should not be allowed to select a plan offered on or off the exchange under the Affordable Care Act (ACA Plan). On October 31, 2016, we announced that effective immediately, we will suspend support for applications to the American Kidney Fund for charitable premium assistance by patients enrolled in minimum essential Medicaid coverage who are seeking additional coverage on a 2017 ACA Plan and should not be able to utilize charitable premium assistance to purchase an ACA Plan. This change will affect approximately 2,000 of our patients or 1% of our dialysis patients as of September 30, 2016, who have pre-existing minimum essential Medicaid coverage and obtained additional coverage through ACA plans. Approximately 3,000 additional DaVita dialysis patients are enrolled in an ACA plan and not in Medicaid and approximately half of these patients access charitable premium assistance as of September 30, 2016. Our announcement on October 31, 2016 will not impact these patients. However, if CMS were to issue guidance or a rule prohibiting or limiting the use of charitable premium assistance generally for ACA Plans and/or the ability of patients with access to alternative coverage from selecting a marketplace plan on or off exchange, that would have a material adverse effect on our revenues, earnings and cash flows. Because Medicaid reimburses for dialysis at a lower rate than ACA plans, we estimate that a policy change that prevents patients with minimum essential Medicaid coverage from accessing charitable premium assistance to enroll in ACA plans would result in a reduction in its annualized operating income of up to approximately $140 million before any offsets. If CMS were to issue a broader ruling that made access to charitable premium assistance unavailable to all ESRD patients on ACA plans, the estimated financial impact would increase by up to $90 million, based on our estimate that a significant number of ESRD patients would lose their ACA coverage and end up completely uninsured, while others could continue the coverage with federal subsidies. In addition, if CMS or commercial payors were to successfully challenge the appropriateness of all use of charitable premium assistance, that would have a material adverse effect on our business and our revenues, earnings and cash flows. See “Risk Factors” in Item 1A for a further discussion.

DMG business

Results of operations

	Three months ended			Nine months ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2016	2016	2015	2016	2015
	(dollar amounts rounded to nearest millions)
Net revenues:
DMG capitated revenue	$846	$874	$907	$2,586	$2,588
Patient service revenue	159	160	84	432	252
Less: Provision for uncollectible accounts	(6)	(4)	(5)	(14)	(11)
Net patient service revenue	153	156	79	418	241
Other revenues	29	30	15	72	66
Total net revenues	$1,028	$1,060	$1,001	$3,076	$2,895
Operating expenses:
Patient care costs	$824	$840	$768	$2,457	$2,250
General and administrative expense	121	118	106	365	300
Depreciation and amortization	53	54	43	153	130
Goodwill impairment charges	—	176	—	253	—
Gain on changes in ownership interests, net	—	(30)	—	(30)	—
Equity investment (income) loss	(3)	4	1	4	—
Total expenses	995	1,162	918	3,202	2,680
Operating income (loss)	33	(102)	83	(126)	215
Reconciliation of non-GAAP:
Add:
Goodwill impairment charges	—	176	—	253	—
Loss on sale of DMG Arizona	—	10	—	10	—
Hospice accrual	—	—	—	16	—
Less: Gain on sale of Tandigm ownership interest	—	(40)	—	(40)	—
Adjusted operating income(1)	$33	$44	$83	$113	$215

(1)

For the three months ended June 30, 2016 and the nine months ended September 30, 2016, we have excluded the goodwill impairment charges of $176 million and $253 million, respectively, related to certain DMG reporting units. For the three months ended June 30, 2016 and the nine months ended September 30, 2016, we have also excluded a gain related to the sale of a portion of our Tandigm ownership interest of $40 million and a loss on the sale of our DMG Arizona business of $10 million. For the nine months ended September 30, 2016 we have also excluded an estimated accrual for damages and liabilities associated with our DMG Nevada hospice business of $16 million. These are non-GAAP measures and are not intended as substitutes for the GAAP equivalent measures. We have presented these adjusted amounts because management believes that these presentations enhance a user’s understanding of our normal operating income by excluding certain items which we do not believe are indicative of our ordinary results of operations. As a result, adjusting for these amounts allows for a more meaningful comparison to our prior period results.

Capitated membership information

The following table provides (i) the total number of capitated members to whom DMG provided healthcare services as of September 30, 2016, June 30, 2016 and September 30, 2015 and (ii) the aggregate member months for the three and nine months ended September 30, 2016 and September 30, 2015, and the three months ended June 30, 2016. Member months represent the aggregate number of months of healthcare services DMG has provided to capitated members during a period of time:

	Members at			Member months for
				Three months ended			Nine months ended
	September 30,	June 30,	September 30,	September 30,	June 30,	September 30,	September 30,	September 30,
	2016	2016	2015	2016	2016	2015	2016	2015
Payor classification:
Senior	303,900	305,400	316,600	914,000	957,400	950,100	2,846,700	2,822,800
Commercial	338,800	345,600	371,800	1,026,300	1,037,500	1,120,600	3,112,400	3,388,000
Medicaid	107,200	110,400	119,900	326,500	333,000	374,600	1,002,000	1,189,300
	749,900	761,400	808,300	2,266,800	2,327,900	2,445,300	6,961,100	7,400,100

In addition to the members above, DMG provided healthcare services to members in two of its nonconsolidated operating joint ventures that are accounted for as equity investments. These joint ventures provided healthcare services for approximately 153,800, 142,600, and 133,200 members as of September 30, 2016, June 30, 2016 and September 30, 2015, respectively, and for approximately 463,800, 427,200, and 401,300 member months for the quarters ended September 30, 2016, June 30, 2016 and September 30, 2015, respectively. The increase in members and member months was due to an increase in enrollment of members at Tandigm. Effective June 30, 2016, we sold a portion of our Tandigm ownership interest, reducing our ownership from 50% to 19%.

Members for the third quarter of 2016 decreased from the second quarter of 2016 primarily due to a decrease in commercial members as employers shift to less expensive options for medical services for their employees, a planned non-renewal of certain Medicaid contracts, and termination of affiliate relationships. Member months for the third quarter of 2016 decreased from the second quarter of 2016 primarily due to the sale of our DMG Arizona business, which impacted senior members, a decrease in commercial members, as described above, a planned non-renewal of certain Medicaid contracts, and termination of affiliate relationships. These decreases were partially offset by increased senior members resulting from new acquisitions and non-acquired growth.

Members and member months for the third quarter of 2016 decreased from the third quarter of 2015 primarily due to the changes described above, as well as a decrease in commercial members due to planned non-renewals of certain commercial contracts. These decreases were partially offset by increased senior members resulting from new acquisitions and non-acquired growth.

Members and member months for the nine months ended September 30, 2016 decreased from the same period in 2015 primarily due to the decreases described above. These decreases were partially offset by increased senior members resulting from new acquisitions and non-acquired growth.

Revenues

The following table summarizes DMG’s revenue by source:

	Three months ended			Nine months ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2016	2016	2015	2016	2015
	(dollars rounded to nearest millions)
DMG revenues:
Senior revenues	$634	$638	$641	$1,920	$1,866
Commercial revenues	165	189	181	525	543
Medicaid revenues	47	47	85	141	179
Total capitated revenues	$846	$874	$907	$2,586	$2,588
Patient service revenue, net of provision for uncollectible accounts	153	156	79	418	241
Other revenues	29	30	15	72	66
Total net revenues	$1,028	$1,060	$1,001	$3,076	$2,895

Net revenues

DMG’s net revenue for the third quarter of 2016 decreased by approximately $32 million, or 3.0%, as compared to the second quarter of 2016. The decrease in commercial revenues was primarily driven by a decrease in commercial risk sharing revenue due to commercial revenue adjustments, an increase in shared risk utilization, and a decrease in commercial members as employers shift to less expensive options for medical services for their employees. These decreases were partially offset by an increase in commercial revenues due to stronger per member per month (PMPM) funding.

DMG’s net revenue for the third quarter of 2016 increased by approximately $27 million, or 2.7%, as compared to the third quarter of 2015. The increase was primarily attributable to an increase in FFS and other revenue, due to the acquisition of The Everett Clinic Medical Group (TEC), partially offset by a decrease in Medicaid risk sharing revenue due to the timing of the recognition of additional Medicaid risk sharing revenue in the third quarter of 2015, a decrease in Medicaid members due to planned non-renewal of certain Medicaid contracts, a decrease in commercial revenue due to decreased shared risk utilization, a decrease in Medicare Advantage rates, as described below, and a decrease in commercial members to whom DMG provides health care services.

DMG’s net revenue for the nine months ended September 30, 2016 increased by approximately $181 million, or 6.3%, as compared to the same period in 2015. The increase was primarily attributable to an increase in FFS revenues due to the acquisition of TEC, as well as an increase in senior capitated revenues due to an increase in senior members due to acquisitions and non-acquired growth. These increases were partially offset by the timing of the recognition of additional Medicaid risk sharing revenue due to decreased costs related to lower claims, a decrease in senior capitated revenues from the sale of our DMG Arizona business, the recognition of additional revenues related to the maintenance of existing physician networks, a decrease in Medicare Advantage rates, as described below, and a decrease in commercial and Medicaid members to whom DMG provides health care services.

On April 4, 2016, CMS issued final guidance for 2017 Medicare Advantage benchmark payment rates (Rate Announcement). In 2017, CMS will fully implement the 2017 Risk Adjustment model proposed in the Rate Announcement, but with updated coefficients. Based upon our preliminary analysis of the final rule, we estimate that the reduction in 2017 rates, including adjustments for the new Patient Protection and Affordable Care Act blended benchmark county rates and qualifying bonuses, will lead to a reduction in Medicare Advantage rates to DMG of approximately 1.0%, or a net impact of approximately $25 million to our 2017 operating income. This compares to an industry average rate increase of approximately 0.85% without accounting for the expected growth in coding acuity that has typically added another 2.2%, in each case as indicated by CMS. The final impact of 2017 Medicare Advantage rates may vary from this estimate and will be impacted by the relative growth of DMG’s Medicare Advantage patient volumes across markets as well as by the benefit plan designs submitted. It is possible that we have underestimated the impact of the 2017 Medicare Advantage rates on our business, which may have a material adverse effect on our financial position, results of operation or cash flows. The more significant decreases in Medicare Advantage rates for the Company compared to the industry average are largely driven by two factors: DMG’s higher mix of Medicare Advantage patients in counties that will receive a lower-than-average benchmark rate increase, and a higher-than-average impact from a revision to the risk model to differentiate payment levels between dual-eligible and non-dual-eligible patients.

The 2016 Medicare Advantage rates incorporated a modification to the risk adjustment model calculation that CMS utilizes to determine the risk acuity scores of Medicare Advantage patients. These changes to the rate structure and risk model calculated decreased our 2016 Medicare Advantage rates by approximately 2.0% of DMG’s average Medicare Advantage revenues it manages on behalf of its senior capitated population as compared to 2015, which compares to the industry average rate increase of approximately 1.25% as indicated by CMS.

Operating expenses

Patient care costs. DMG’s patient care costs of approximately $824 million for the third quarter of 2016 decreased by approximately $16 million as compared to the second quarter of 2016, primarily attributable to a full quarter without our DMG Arizona business and a decrease in commercial, Medicare, and Medicaid members to whom DMG provides healthcare services.

DMG’s patient care costs for the third quarter of 2016 increased by approximately $56 million as compared to the third quarter of 2015, primarily attributable to the acquisition of TEC and an increase in senior capitated members from acquisitions and non-acquired growth. This increase in costs was partially offset by decreases due to the sale of our DMG Arizona business and decreases in benefits, consulting expenses and commercial and Medicaid members to whom DMG provides health care services.

DMG’s patient care costs for the nine months ended September 30, 2016 increased by approximately $207 million as compared to the same period in 2015, primarily due to the acquisition of TEC and an increase in senior capitated members from acquisitions and non-acquired growth. This increase in costs was partially offset by decreases due to the sale of our DMG Arizona business, benefits costs, consulting expenses, and commercial and Medicaid members to whom DMG provides health care services.

General and administrative expenses. DMG’s general and administrative expenses of approximately $121 million for the third quarter of 2016 increased by approximately $3 million as compared to the second quarter of 2016. The increase was primarily attributable to divestiture activity and earn-out out obligation adjustments, as well as an increase in corporate administrative support expenses related to increased salaries and wages and growth initiatives.

DMG’s general and administrative expenses for the third quarter of 2016 increased by $15 million as compared to the third quarter of 2015, was primarily attributable to the acquisition of TEC, an increase in business taxes due to lower business tax expense during the third quarter of 2015, an increase in software maintenance costs, and an increase in corporate administrative support expenses related to increased salaries and wages and growth initiatives, partially offset by a decrease due to the sale of our DMG Arizona business.

DMG’s general and administrative expenses for the nine months ended September 30, 2016 increased by approximately $65 million, which included an estimated accrual for damages and liabilities associated with our DMG Nevada hospice business of $16 million, as compared to the same period in 2015. Excluding this item, adjusted general and administrative expenses would have increased by $49 million. This increase was primarily attributable to the acquisition of TEC, an increase in corporate administrative support expenses related to increased salaries and wages and growth initiatives, and an increase in business taxes, partially offset by the decreases described above.

Depreciation and amortization. DMG’s depreciation and amortization was approximately $53 million for the third quarter of 2016, $54 million for the second quarter of 2016 and $43 million for the third quarter of 2015. As of September 1, 2016, we committed to a plan to change HCP trade names to DMG. As a result of this decision we began to accelerate the amortization of the remaining carrying value of HCP trade names, which resulted in additional amortization of $2 million for the three months ended September 30, 2016. This additional non-cash amortization will continue at a rate of approximately $7 million per quarter through first quarter of 2019 which represents the remaining life of this asset.

Depreciation and amortization decreased by approximately $1 million as compared to the second quarter of 2016 due to amortization adjustments offset by an increase related to the accelerated amortization of our previous trade names. Depreciation and amortization increased $10 million over the three months ended September 30, 2015 due to depreciation and amortization of assets associated with acquisitions and the acceleration of the trade names.

DMG’s depreciation and amortization for the nine months ended September 30, 2016 increased by approximately $23 million as compared to the same period in 2015. The increase was primarily attributable to the acquisition of TEC, an increase in amortization related to the trade names acceleration and an increase from technology investments as part of our growth initiatives.

Equity investment (income) losses. DMG’s equity investment income of approximately $3 million for the third quarter of 2016 increased approximately $7 million as compared to the second quarter of 2016. The increase was primarily attributable to the sale of a portion of our Tandigm ownership interest during the second quarter which resulted in a reduced share of equity investment losses during the third quarter and an increase in profitability of certain joint ventures.

DMG’s equity investment income increased by approximately $4 million as compared to the third quarter of 2015. The increase was primarily attributable to the sale of a portion of our Tandigm ownership interest during second quarter which resulted in a reduced share of equity investment losses during the third quarter.

DMG’s equity investment losses increased by approximately $4 million for the nine months ended September 30, 2016 as compared to the same period of 2015. The increase was primarily attributable to a decrease in profitability of certain joint ventures, partially offset by the sale of a portion of our Tandigm ownership interest during second quarter which resulted in a reduced share of equity investment losses during the third quarter.

Goodwill and other intangible asset impairment charges. During the quarter ended December 31, 2015, we recognized $206 million in goodwill and other intangible asset impairment charges on certain DMG reporting units based on assessments performed after circumstances indicated it had become more likely than not that the goodwill of certain DMG reporting units had become impaired. These circumstances included underperformance of the business in recent quarters, as well as changes in other market conditions, including government reimbursement cuts and our expected ability to mitigate them.

Based on continuing developments at our DMG reporting units during 2016, including the Medicare Advantage final benchmark rates for 2017 announced on April 4, 2016, further changes in our expectations concerning future government reimbursement rates and our expected ability to mitigate them, as well as medical cost and utilization trends, underperformance of certain at-risk units in recent quarters and other market conditions, we performed additional impairment assessments for certain at-risk DMG reporting units during each of the first three quarters of 2016.

As a result of these assessments, we recognized additional goodwill impairment charges of $77 million for our DMG Nevada reporting unit in the first quarter of 2016, and impairment charges of $79 million for our DMG Nevada reporting unit and $97 million for our DMG Florida reporting unit in the second quarter of 2016, for a total of $253 million in goodwill impairment charges recognized for our DMG reporting units during the nine months ended September 30, 2016.

Gain on sales of business interests. Effective June 30, 2016, we sold a portion of our ownership interest in Tandigm, reducing our ownership from 50% to 19% and resulting in a pre-tax gain of $40 million. In addition, on June 1, 2016, we sold our DMG Arizona business for a pre-tax loss of $10 million.

Segment operating income

DMG’s operating income for the third quarter of 2016 increased by approximately $135 million as compared to the second quarter of 2016, which includes goodwill impairment charges of $176 million, a gain related to the sale of a portion of our Tandigm ownership interest of $40 million and a loss from the sale of our DMG Arizona business of $10 million. Excluding these items from the second quarter of 2016, adjusted DMG operating income for the third quarter of 2016 decreased by $11 million compared to the second quarter of 2016. The decrease in adjusted DMG operating income was primarily attributable to a decrease in commercial risk sharing revenue due to commercial revenue adjustments, a decrease in commercial revenue due to increased shared risk utilization, and increases in corporate administrative support expenses related to increased salaries and wages and growth initiatives. These decreases were partially offset by an increase in equity investment income.

DMG’s operating results for the third quarter of 2016 decreased by approximately $50 million as compared to the third quarter of 2015. The decrease in operating income was primarily attributable to the timing of the recognition of Medicaid risk sharing revenue due to decreased costs as a result of lower claims, general and administrative expenses due to the acquisition of TEC, a decrease in commercial revenue due to decreased shared risk utilization, a decrease in Medicaid and commercial members to whom DMG provides health care services, an increase in business taxes and software maintenance, and an increase in corporate administrative support costs due to increased salaries and wages, and growth initiatives, partially offset by an increase in FFS revenue and a decrease in benefits and consulting expenses.

DMG’s operating results for the nine months ended September 30, 2016, which includes goodwill impairment charges of $253 million, a gain related to the sale of a portion of our Tandigm ownership interest of $40 million and a loss on the sale of our DMG Arizona business of $10 million, and an estimated accrual for damages and liabilities associated with our DMG Nevada hospice business of $16 million, decreased by approximately $341 million as compared to the same period in 2015. Excluding these items from the nine months ended September 30, 2016, DMG’s adjusted operating income decreased by approximately $102 million from the same period in 2015. The decrease in adjusted operating income was primarily attributable to the timing of the recognition of Medicaid risk sharing revenue due to decreased costs as a result of lower claims, the recognition of additional revenues related to the maintenance of existing physicians networks, general and administrative expenses due to the acquisition of TEC, a decrease in Medicare Advantage rates, an increase in business taxes, and an increase in corporate administrative support costs due to increased salaries and wages, growth initiatives, and acquisitions, partially offset by an increase in FFS revenue and an increase in senior capitated revenue due to acquisitions and non-acquired growth.

Other—Ancillary services and strategic initiatives business

Our other operations include ancillary services and strategic initiatives which are primarily aligned with our core business of providing dialysis services to our network of patients. As of September 30, 2016, these consisted primarily of pharmacy services, disease management services, vascular access services, clinical research programs, physician services, direct primary care and our international dialysis operations. The ancillary services and strategic initiatives generated approximately $412 million of net revenues in the third quarter of 2016, representing approximately 11% of our consolidated net revenues. We currently expect to continue to invest in our ancillary services and strategic initiatives, including our continued expansion into certain international markets as we work to develop successful new business operations in the U.S. as well as outside the U.S. However, any significant change in market conditions, business performance or the regulatory environment may impact the economic viability of any of these strategic initiatives. Any unfavorable changes in these strategic initiatives could result in a write-off or an impairment of some or all of our investments, including goodwill, and could also result in significant termination costs if we were to exit a certain line of business or one or more of our international markets.

As of September 30, 2016, we provided dialysis and administrative services to a total of 139 outpatient dialysis centers located in 11 countries outside of the U.S. The total net revenues generated from our international operations are provided below.

The following table reflects the results of operations for the ancillary services and strategic initiatives:

	Three months ended			Nine months ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2016	2016	2015	2016	2015
	(dollar amounts rounded to nearest millions)
U.S. revenues
Net patient service revenues	$7	$7	$8	$21	$19
Other revenues	329	341	281	987	807
Capitated revenues	23	24	20	68	56
Total	359	372	309	1,076	882
International revenues
Net patient service revenues	51	50	34	145	97
Other revenues	2	1	2	5	5
Total	53	51	36	150	102
Total net revenues	$412	$423	$345	$1,226	$984
Total operating income (losses)	$362	$(13)	$(30)	$338	$(70)
Reconciliation of non-GAAP:
Add: Goodwill impairment	—	—	—	—	4
Less: Gain from APAC JV	(374)	—	—	(374)	—
Adjusted operating losses(1)	$(12)	$(13)	$(30)	$(36)	$(66)

(1)

For the three and nine months ended September 30, 2016, we have excluded a gain on the APAC JV ownership changes of $374 million. For the nine months ended September 30, 2015, we have excluded a goodwill impairment charge of $4 million related to our international operations. These are non-GAAP measures and are not intended as substitutes for the GAAP equivalent measures. We have presented these adjusted amounts because management believes that these presentations enhance a user’s understanding of our normal operating income by excluding certain items which we do not believe are indicative of our ordinary results of operations. As a result, adjusting for these amounts allows for a more meaningful comparison to our prior period results.

Net revenues

The ancillary services and strategic initiatives net revenues for the third quarter of 2016 decreased by approximately $11 million, or 2.6%, as compared to the second quarter of 2016. The decrease is primarily attributable to a decrease in our pharmacy services volume, partially offset by an increase in pharmacy services pharmaceutical rates and an increase in other pharmacy services revenue.

The ancillary services and strategic initiatives net revenues for the third quarter of 2016 increased by approximately $67 million, or 19.4%, as compared to the third quarter of 2015. The increase is primarily attributable to an increase in our pharmacy services pharmaceutical rates, a decrease in reserves due to refunds of pharmacy reimbursements taken in the third quarter of 2015 that did not recur in 2016 and an increase in other pharmacy services revenues. In addition, net revenues were positively impacted by our VillageHealth special needs plans revenues, and an increase in net revenues from our international expansion, partially offset by a decrease in pharmacy services volume.

The ancillary services and strategic initiatives net revenues for the nine months ended September 30, 2016 increased by approximately $242 million, or 24.6%, as compared to the same period in 2015. The increase is primarily attributable to an increase in our pharmacy services pharmaceutical rates, a decrease in reserves due to refunds of pharmacy reimbursements taken in the third quarter of 2015 that did not recur in 2016 and an increase in other pharmacy services revenues. Net revenues also benefited from an increase in our VillageHealth special needs plan revenues and an increase in net revenues from our international expansion, partially offset by a decrease in pharmacy services volume.

Operating expenses

Ancillary services and strategic initiatives operating expenses for the third quarter of 2016, which includes a gain on the APAC JV ownership changes of $374 million, decreased by approximately $386 million from the second quarter of 2016. Excluding this item from the third quarter of 2016, adjusted operating expenses would have decreased by approximately $12 million. The decrease in adjusted operating expenses was primarily related to a decrease in general and administrative expenses.

Ancillary services and strategic initiatives operating expenses for the third quarter of 2016, which includes a gain on the APAC JV ownership changes of $374 million, decreased by approximately $325 million as compared to the third quarter of 2015. Excluding this item from the third quarter of 2016, adjusted operating expenses would have increased by $49 million, primarily due to an increase in pharmaceutical costs related to our pharmacy business, higher labor costs and additional expenses associated with our international dialysis expansion.

Ancillary services and strategic initiatives operating expenses for the nine months ended September 30, 2016, which included a gain on the APAC JV ownership changes of $374 million, decreased by approximately $166 million, as compared to the same period in 2015, which included a goodwill impairment charge of $4 million related to our international operations. Excluding these items from their respective periods, adjusted operating expenses would have increased by $212 million, primarily due to an increase in pharmaceutical costs related to our pharmacy business, as well as higher labor costs and professional fees, an increase in other general and administrative expenses and additional expenses associated with our international dialysis expansion.

Gain on changes in ownership interests in Asia Pacific joint venture (APAC JV)

On August 1, 2016, we consummated an agreement with Khazanah Nasional Berhad (Khazanah) and Mitsui and Co., Ltd (Mitsui) whereby Khazanah and Mitsui, subscribed to invest a total of $300 million over three years in exchange for a 40% total equity interest in our APAC JV. Khazanah and Mitsui each made related initial investments of $50 million in this business on August 1, 2016.

As a result of this transaction, we deconsolidated our Asia Pacific dialysis business in the third quarter, recognized a non-cash gain of $374 million on this retained investment net of contingent obligations, and adjusted the carrying value of our retained interest in the APAC JV to our proportionate share of the estimated fair value of the business.

Segment operating income and losses

Ancillary services and strategic initiatives operating income for the third quarter of 2016, which includes a gain on the APAC JV ownership changes of $374 million, increased by approximately $375 million from the second quarter of 2016. Excluding this item from the third quarter of 2016, adjusted operating losses decreased by $1 million compared to the second quarter of 2016. Adjusted operating losses were impacted by an increase in pharmaceutical rates, an increase in other pharmacy services revenue, and a decrease in general and administrative expenses, partially offset by a decrease in pharmacy services volume.

Ancillary services and strategic initiatives operating income for the third quarter of 2016, which includes a gain on the APAC JV ownership changes of $374 million, increased by approximately $392 million from the third quarter of 2015. Excluding this item from the third quarter of 2016, the decrease in adjusted operating losses of $18 million was primarily due to improved operating performance of our pharmacy business related to increased pharmaceutical rates and pharmacy services rendered. Operating income was also positively impacted by a decrease due to reserves for refunds of prior period pharmacy reimbursements taken in the third quarter of 2015 that did not recur in 2016 and VillageHealth special needs plan revenues, partially offset by an increase in pharmaceutical costs, an increase in labor costs and additional expenses associated with our international expansion.

Ancillary services and strategic initiatives operating income for the nine months ended September 30, 2016, which includes a gain on the APAC JV ownership changes of $374 million, increased by approximately $408 million from the same period in 2015, which included a goodwill impairment charge of $4 million related to our international operations. Excluding these items from their respective periods, the increase in adjusted operating income of $30 million was primarily due to improved operating performance of our pharmacy business related to increased pharmaceutical rates and pharmacy services rendered, a decrease due to reserves for refunds of prior period pharmacy reimbursements taken in the third quarter of 2015 that did not recur in 2016 and an increase in net revenues from our international expansion, partially offset by an increase in pharmaceutical unit costs, a decrease in pharmacy services volume, an increase in labor costs and additional expenses associated with our international dialysis expansion.

Corporate-level charges

Debt expense. Debt expense was $105 million in the third quarter of 2016 and $103 million in the second quarter of 2016 and the third quarter of 2015. Debt expense increased $2 million in the third quarter of 2016 as compared to the third quarter of 2015 primarily due to higher outstanding weighted principal balances.

For the nine months ended September 30, 2016, debt expense of $310 million increased by approximately $5 million as compared to the same period in 2015, primarily related to an increase in the weighted average outstanding principal balances and higher amortization of deferred financing costs.

Corporate administrative support. Corporate administrative support consists primarily of labor, benefits and long-term incentive compensation costs, as well as professional fees for departments which provide support to all of our various operating lines of business. In the third quarter of 2016, it also included an adjustment to reduce a receivable associated with the DMG acquisition escrow provision relating to an income tax item of $27 million, as discussed below. These expenses are included in our consolidated general and administrative expenses.

In connection with the acquisition of DMG, we recorded a receivable against the acquisition escrow balance to offset specific potential tax liabilities. Certain of these potential tax liabilities expired, resulting in the reduction of this asset during the third quarter of 2016. This negatively impacted our corporate administrative support cost by $27 million. This cost was directly offset by a corresponding reduction in income tax expense due to the expiration of the corresponding tax liability.

Corporate administrative support was approximately $28 million in the third quarter of 2016, which included the adjustment to reduce a receivable associated with the DMG acquisition escrow provision relating to an income tax item of $27 million in the third quarter of 2016, $5 million in the second quarter of 2016 and $5 million in third quarter of 2015. The increase in corporate administrative support in the third quarter of 2016 as compared to the second quarter of 2016 and the third quarter of 2015 was primarily due to an adjustment to reduce a receivable associated with the DMG acquisition escrow provision, partially offset by a decrease in long-term incentive compensation costs.

Corporate administrative support costs were approximately $40 million in the nine months ended September 30, 2016, which included the adjustment to reduce a receivable associated with the DMG acquisition escrow provision relating to an income tax item of $27 million, as compared to $15 million in the same period in 2015. The change of approximately $25 million in corporate administrative support costs is primarily attributable to the items discussed above.

Other income. Other income was $2 million for the third quarter of 2016, $3 million for the second quarter of 2016, and $2 million in the third quarter of 2015. The decrease in other income for the third quarter of 2016 as compared to the second quarter of 2016 was primarily related to a decline in foreign exchange rates affecting certain accounts.

Noncontrolling interests

Net income attributable to noncontrolling interests was $41 million for the third quarter and second quarter of 2016 and $45 million for the third quarter of 2015. The decrease in net income attributable to noncontrolling interest in the third quarter and the second quarter of 2016 compared to the third quarter of 2015 was primarily due to an increase in the overall number of joint ventures, offset by a decrease in profitability of certain joint ventures.

Accounts receivable

Our consolidated total accounts receivable balances at September 30, 2016 and June 30, 2016 were $1,850 million and $1,875 million, respectively, which is net of the provision for uncollectible accounts. The decrease is primarily due to timing of payments under risk share arrangements.

Outlook

These forward-looking measures and the underlying assumptions involve significant risks and uncertainties, including those described below, and actual results may vary significantly from these current forward-looking measures. We do not provide guidance for consolidated operating income, Kidney Care operating income, or DMG operating income on a GAAP basis nor a reconciliation of those forward-looking non-GAAP financial measures to the most directly comparable GAAP financial measures on a forward-looking basis because we are unable to predict certain items contained in the GAAP measures without unreasonable efforts. These non-GAAP financial measures do not include certain items, including goodwill impairment charges, the gain on the sale of a portion of our Tandigm ownership interest, the loss on the sale of our DMG Arizona business, the estimated accrual associated with the DMG Nevada hospice business, an adjustment related to the reduction in a receivable associated with the DMG acquisition escrow provision relating to an income tax item and a gain on the APAC JV ownership changes. Please read the cautionary notice regarding forward-looking statements in Item 2 of Part 1 of this Quarterly Report on Form 10-Q under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. See page 37 for further details regarding our forward-looking statements.

We are updating our adjusted consolidated operating income guidance for 2016 to be in the range of $1.810 billion to $1.870 billion.

Our previous adjusted consolidated operating income guidance for 2016 was in the range of $1.785 billion to $1.875 billion.

We are updating our operating income guidance for Kidney Care for 2016 to be in the range of $1.695 billion to $1.725 billion.

Our previous operating income guidance for Kidney Care for 2016 was in the range of $1.675 billion to $1.725 billion.

We are updating our adjusted operating income guidance for DMG for 2016 to be in the range of $115 million to $145 million.

Our previous adjusted operating income guidance for DMG for 2016 was in the range of $110 million to $150 million.

We are updating our consolidated operating cash flow for 2016 to be in the range of $1.750 billion to $1.850 billion.

Our previous consolidated operating cash flow for 2016 was in the range of $1.600 billion to $1.750 billion.

Liquidity and capital resources

Liquidity and capital resources. Cash flow from operations during the third quarter of 2016 was $536 million, compared to $679 million during the third quarter of 2015. The decrease in cash flow from operations in the third quarter of 2016 was primarily due to the timing of certain other working capital items. Non-operating cash outflows for the third quarter of 2016 included capital asset expenditures of $217 million, including $118 million for new center developments and relocations and $99 million for maintenance and information technology. In addition, we spent $24 million for acquisitions. During the third quarter of 2016, we also paid distributions to noncontrolling interests of $51 million and repurchased a total of 6,240,694 shares of our common stock for $407 million, of which $61 million remained unsettled at September 30, 2016. Non-operating cash outflows for the third quarter of 2015 included capital asset expenditures of $171 million, including $95 million for new center developments and relocations and $76 million for maintenance and information technology. In addition, we spent $46 million for acquisitions, paid distributions to noncontrolling interests of $47 million, and repurchased 4,555,868 shares of our common stock for $341 million in that period, of which $300 million was settled in the third quarter of 2015.

Cash flow from operations during the nine months ended September 30, 2016 was $1,481 million, compared to $1,121 million during the same period in 2015. The increase in cash flow from operations in the nine months ended September 30, 2016 was primarily due to the payments of approximately $494 million, or $304 million after-tax, made in connection with the settlement of a private civil suit in the second quarter of 2015 and due to the timing of certain other working capital items. Non-operating cash outflows for the nine months ended September 30, 2016 included capital asset expenditures of $575 million, including $322 million for new center developments and relocations and $253 million for maintenance and information technology. In addition, we spent $497 million for acquisitions, including the acquisition of TEC. During the nine months ended September 30, 2016, we also paid distributions to noncontrolling interests of $145 million, repurchased a total of 9,930,432 shares of our common stock for $656 million, of which $61 million remained unsettled at September 30, 2016, and settled an additional $25 million related to repurchases in the fourth quarter of 2015. Non-operating cash outflows for the nine months ended September 30, 2015 included capital asset expenditures of $462 million, including $267 million for new center developments and relocations and $195 million for maintenance and information technology. In addition, we spent $91 million for acquisitions, paid distributions to noncontrolling interests of $126 million, and repurchased a total of 5,623,007 shares of our common stock for $425 million, of which $384 million was settled during the first nine months of 2015.

On August 9, 2016, we entered into an amendment to our agreement to acquire Colorado-based Renal Ventures Limited, LLC (Renal Ventures). As a result of the amended agreement, we will acquire a 100% interest in all 38 outpatient dialysis centers owned by Renal Ventures, including one new center under construction, and a 51% interest in one vascular access clinic. The purchase price will be approximately $360 million in cash, subject to, among other things, adjustments for certain items such as working capital. The transaction is subject to approval by the Federal Trade Commission (FTC) including Hart-Scott-Rodino antitrust clearance. We anticipate that we will be required by the FTC to divest certain outpatient dialysis centers as a condition of the transaction. We currently expect the transaction to close in early 2017.

During the third quarter of 2016, our U.S. dialysis and related lab services business opened 28 dialysis centers and closed three dialysis centers. In addition, our international dialysis operations acquired eight dialysis centers and opened four dialysis centers. During the third quarter of 2015, our U.S. dialysis and related lab services business acquired five dialysis centers, opened 15 dialysis centers, and closed and merged five centers. In addition, our international dialysis operations acquired six dialysis centers and opened two dialysis centers.

During the nine months ended September 30, 2016, our U.S. dialysis and related lab services business opened 73 dialysis centers, acquired four dialysis centers, and closed and merged ten dialysis centers. In addition, our international dialysis operations acquired 11 dialysis centers and opened ten dialysis centers. During the nine months ended September 30, 2015, our U.S. dialysis and related lab services business opened 46 dialysis centers, acquired six dialysis centers, closed and merged seven centers, and provided management and administrative services to one additional center. In addition, our international dialysis operations acquired seven dialysis centers and opened six dialysis centers.

During the third quarter of 2016, our DMG business acquired two private medical practices. During the nine months ended September 30, 2016, our DMG business acquired three private medical practices and three primary care physician practices, which includes the purchase of TEC. During the third quarter of 2015, our DMG business acquired one family practice and one primary care physician practice. During the nine months ended September 30, 2015, our DMG business acquired five private medical practices, two family practices, one non-profit medical practice, one primary care physician practice, and one medical consulting organization.

During the first nine months of 2016, we made mandatory principal payments under our senior secured credit facilities totaling $43.8 million on the Term Loan A and $26.3 million on the Term Loan B.

Share repurchases

During the first nine months of 2016, we repurchased a total of 9,930,432 shares of our common stock for $656 million, or an average price of $66.07 per share. We also repurchased 3,367,024 shares of our common stock for $212 million, or an average price of $63.07 per share subsequent to September 30, 2016.

On July 13, 2016, our Board of Directors approved an additional share repurchase authorization in the amount of $1,241 million. This share repurchase approval is in addition to the $259 million remaining at that time under our Board of Directors’ prior share repurchase authorization announced in April 2015. As a result of these transactions, we have a total of $881 million available under the current Board repurchase authorizations as of October 31, 2016. These share repurchase authorizations have no expiration dates. However, we remain subject to share repurchase limitations under the terms of our senior secured credit facilities and the indentures governing our senior notes.

Swap and cap agreements

On September 30, 2016, our interest rate swap agreements expired. The agreements that were in effect during the nine months ended September 30, 2016 had the economic effect of modifying the LIBOR variable component of our interest rate on an equivalent amount of our Term Loan A to fixed rates ranging from 0.49% to 0.52%. The Term Loan A debt bears interest at LIBOR plus an interest rate margin of 1.75%. The swap agreements required monthly interest payments. During the nine months ended September 30, 2016, we recognized debt expense of $0.3 million from these swaps. During the nine months ended September 30, 2016, we recorded a loss of $0.8 million in other comprehensive income due to a decrease in the unrealized fair value of these swap agreements.

As of September 30, 2016, we maintain several interest rate cap agreements that were entered into in November 2014 with notional amounts totaling $3.5 billion. These previously forward cap agreements became effective September 30, 2016 and have the economic effect of capping the LIBOR variable component of our interest rate at a maximum of 3.50% on an equivalent amount of our debt. The cap agreements expire on June 30, 2018. As of September 30, 2016, the total fair value of these cap agreements was an asset of approximately $22,000. During the nine months ended September 30, 2016, we recorded a loss of $1.3 million in other comprehensive income due to a decrease in the unrealized fair value of these cap agreements.

As of September 30, 2016, we also maintain several forward interest rate cap agreements that were entered into in October 2015 with notional amounts totaling $3.5 billion. These forward cap agreements will become effective June 29, 2018 and will have the economic effect of capping the LIBOR variable component of our interest rate at a maximum of 3.50% on an equivalent amount of our debt. These cap agreements expire on June 30, 2020. As of September 30, 2016, the total fair value of these cap agreements was an asset of approximately $2.4 million. During the nine months ended September 30, 2016, we recorded a loss of $11.4 million in other comprehensive income due to a decrease in the unrealized fair value of these forward cap agreements.

On September 30, 2016, our interest rate cap agreements with notional amounts totaling $2.7 billion on our Term Loan B debt expired. During the nine months ended September 30, 2016, these agreements had the economic effect of capping the LIBOR variable component of our interest rate at a maximum of 2.50% on an equivalent amount of our Term Loan B. During the nine months ended September 30, 2016, we recognized debt expense of $1.8 million from these caps.

Other items

As of September 30, 2016, the interest rate on our Term Loan B debt is effectively fixed subject to an embedded LIBOR floor which is higher than actual LIBOR as of such date. The Term Loan B is also subject to interest rate caps, if LIBOR should rise above 3.50%. The Term Loan A bears interest at LIBOR plus an interest rate margin of 1.75%. The capped portion of the Term Loan A is $78.8 million. In addition, the uncapped portion of the Term Loan A, which is subject to the variability of LIBOR, is $803 million. Interest rates on our senior notes are fixed by their terms.

As a result of an embedded LIBOR floor on the Term Loan B debt agreement and the cap agreements, our overall weighted average effective interest rate on the senior secured credit facilities was 3.61%, based on the current margins in effect of 1.75% for the Term Loan A and 2.75% for the Term Loan B, as of September 30, 2016.

As of September 30, 2016, our interest rates are fixed on approximately 52.8% of our total debt.

Our overall weighted average effective interest rate during the quarter ended September 30, 2016 was 4.42% and as of September 30, 2016 was 4.49%.

As of September 30, 2016, we had undrawn revolving credit facilities totaling $1.0 billion of which approximately $91.6 million was committed for outstanding letters of credit. In addition, we have approximately $1.3 million of committed letters of credit outstanding related to DMG, which is backed by a certificate of deposit.

We believe that we will have sufficient liquidity and will generate significant operating cash flows to fund our scheduled debt service and other obligations for the foreseeable future, including the next 12 months, under the terms of our debt agreements. Our primary sources of liquidity are cash from operations and cash from borrowings.

Goodwill

During the quarter ended December 31, 2015, we recognized $206 million in goodwill and other intangible asset impairment charges on certain DMG reporting units based on assessments performed after circumstances indicated it had become more likely than not that the goodwill of certain DMG reporting units had become impaired. These circumstances included underperformance of the business in recent quarters, as well as changes in other market conditions, including government reimbursement cuts and our expected ability to mitigate them.

Based on continuing developments at our DMG reporting units during 2016, including the Medicare Advantage final benchmark rates for 2017 announced on April 4, 2016, further changes in our expectations concerning future government reimbursement rates and our expected ability to mitigate them, as well as medical cost and utilization trends, underperformance of certain at-risk units in recent quarters and other market conditions, we performed additional impairment assessments for certain at-risk DMG reporting units during each of the first three quarters of 2016.

As a result of these assessments, we recognized additional goodwill impairment charges of $77 million for our DMG Nevada reporting unit in the first quarter of 2016, and impairment charges of $79 million for our DMG Nevada reporting unit and $97 million for our DMG Florida reporting unit during the second quarter of 2016, for a total of $253 million in goodwill impairment charges for our DMG reporting units during the nine months ended September 30, 2016.

Our DMG Nevada, DMG Florida, DMG Colorado Springs and Lifeline vascular access reporting units are at risk of goodwill impairment. As of September 30, 2016, these reporting units have goodwill amounts of $261.2 million, $442.8 million, $16.9 million and $63.1 million, respectively. As of September 30, 2016, the latest estimated fair values of our DMG Nevada, DMG Florida, DMG Colorado Springs and Lifeline vascular access reporting units (fell short of) exceeded their total carrying amounts by approximately (27.8)%, (1.5)%, 15.4% and 14.0%, respectively.

For our at-risk DMG reporting units, further reductions in reimbursement rates, increases in medical cost or utilization trends, or other significant adverse changes in expected future cash flows or valuation assumptions could result in further goodwill impairment charges in the future. For example, a sustained, long-term reduction of 3% in operating income for DMG Nevada or DMG Florida could reduce their estimated fair values by up to 2.5% and 1.9%, respectively. Separately, an increase in their respective discount rates of 100 basis points could reduce the estimated fair values of DMG Nevada and DMG Florida by up to 5.5% and 4.9%, respectively. Similarly, a long-term reduction of 3% in operating income or, separately, an increase in the discount rate of 100 basis points could reduce the estimated fair value of Lifeline vascular access by up to 2.6% and 5.0%.

Except as described above, none of our various other reporting units were considered at risk of goodwill impairment as of September 30, 2016. Since the dates of our last annual goodwill impairment tests, there have been certain developments, events, changes in operating performance and other changes in key circumstances that have affected our businesses. However, except as further described above, these did not cause management to believe it is more likely than not that the fair value of any of its reporting units would be less than its carrying amount.

Long-term incentive compensation

Long-term incentive program (LTIP) compensation includes both stock-based awards (principally stock-settled stock appreciation rights, restricted stock units, performance stock units, and cash-settled stock appreciation rights and restricted stock units) as well as long-term performance-based cash awards. Long-term incentive compensation expense, which was primarily general and administrative in nature, was attributed to our U.S. dialysis and related lab services business, our DMG business, corporate administrative support, and the ancillary services and strategic initiatives.

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

During the nine months ended September 30, 2016, we granted 1,263,394 stock-settled stock appreciation rights with an aggregate grant-date fair value of $17.4 million and a weighted average expected life of approximately 4.2 years and also granted 227,046 stock-settled restricted stock units with an aggregate grant-date fair value of $17.0 million and a weighted-average expected life of approximately 3.4 years. We also granted 8,000 cash-settled stock appreciation rights and 1,600 cash-settled restricted stock units during the nine months ended September 30, 2016.

Long-term incentive compensation costs of $10.4 million in the third quarter of 2016 decreased by approximately $15.5 million as compared to the second quarter of 2016 primarily due to a cumulative revaluation of liability-based awards in the third quarter of 2016 for changes in estimated ultimate payouts, the anticipated departure of a senior executive, as well as the final vesting of a prior broad grant that is no longer contributing expense.

Long-term incentive compensation costs decreased by approximately $20.1 million as compared to the third quarter of 2015 primarily due to the cumulative revaluation of liability-based awards in the third quarter of 2015 for increases in estimated ultimate payouts and a decrease in estimated ultimate payouts in the third quarter of 2016, the anticipated departure of a senior executive, as well as the final vesting of a prior broad grant that is no longer contributing expense.

Long-term incentive compensation costs for the nine months ended September 30, 2016 decreased by approximately $39.1 million as compared to the same period in 2015. The decrease is primarily due to a cumulative catch up adjustment in 2015 that did not recur in 2016, the anticipated departure of a senior executive, as well as the vesting of prior broad grants that are no longer contributing expense.

As of September 30, 2016, we had $108.6 million of total estimated unrecognized compensation costs for outstanding LTIP awards, including $62.3 million related to stock-based compensation arrangements under our equity compensation and stock purchase plans. We expect to recognize the performance-based cash component of these LTIP costs over a weighted average remaining period of 1.0 year and the stock-based component of these costs over a weighted average remaining period of 1.4 years.

Off-balance sheet arrangements and aggregate contractual obligations

In addition to the debt obligations reflected on our balance sheet, we have commitments associated with operating leases and letters of credit, as well as potential obligations associated with our equity investments in nonconsolidated businesses and to dialysis centers that are wholly-owned by third parties. Substantially all of our U.S. dialysis facilities are leased. We have potential obligations to purchase the noncontrolling interests held by third parties in several of our majority-owned partnerships, non-owned legal entities and minority-owned legal entities. These obligations are in the form of put provisions and are exercisable at the third-party owners’ discretion within specified periods as outlined in each specific put provision. If these put provisions were exercised, we would be required to purchase the third-party owners’ noncontrolling interests at either the appraised fair market value or a predetermined multiple of earnings or cash flow attributable to the noncontrolling interests put to us, which is intended to approximate fair value. The methodology we use to estimate the fair values of noncontrolling interests subject to put provisions assumes the higher of either a liquidation value of net assets or an average multiple of earnings, based on historical earnings, patient mix and other performance indicators that can affect future results, as well as other factors. The estimated fair values of the noncontrolling interests subject to put provisions is a critical accounting estimate that involves significant judgments and assumptions and may not be indicative of the actual values at which the noncontrolling interests may ultimately be settled, which could vary significantly from our current estimates. The estimated fair values of noncontrolling interests subject to put provisions can fluctuate and the implicit multiple of earnings at which these noncontrolling interest obligations may be settled could vary significantly depending upon market conditions including potential purchasers’ access to the capital markets, which can impact the level of competition for dialysis and non-dialysis related businesses, the economic performance of these businesses and the restricted marketability of the third-party owners’ noncontrolling interests. The amount of noncontrolling interests subject to put provisions that employ a contractually predetermined multiple of earnings rather than fair value are immaterial. For additional information see Note 11 to the condensed consolidated financial statements.

We also have certain other potential commitments to provide operating capital to several dialysis centers that are wholly-owned by third parties or businesses in which we maintain a noncontrolling equity interest as well as to physician-owned vascular access clinics or medical practices that we operate under management and administrative services agreements.

The following is a summary of these contractual obligations and commitments as of September 30, 2016 (in millions):

	Remainder of 2016	1-3 years	4-5 years	After 5 years	Total
Scheduled payments under contractual obligations:
Long-term debt	$37	$1,007	$3,324	$4,546	$8,914
Interest payments on the senior notes	38	710	473	603	1,824
Interest payments on the Term Loan B(1)	30	358	175	—	563
Interest payments on the Term Loan A(2)	6	48	—	—	54
Capital lease obligations	4	58	43	189	294
Operating leases	115	1,276	636	1,145	3,172
	$230	$3,457	$4,651	$6,483	$14,821
Potential cash requirements under existing commitments:
Letters of credit	$93	$—	$—	$—	$93
Noncontrolling interests subject to put provisions	556	197	119	100	972
Non-owned and minority owned put provisions	28	—	4	—	32
Operating capital advances	—	—	—	—	—
	$677	$197	$123	$100	$1,097

(1)	Assuming no changes to LIBOR-based interest rates as the Term Loan B currently bears interest at LIBOR (floor of 0.75%) plus an interest rate margin of 2.75%.
(2)	Based upon current LIBOR-based interest rates in effect at September 30, 2016 plus an interest rate margin of 1.75% for the Term Loan A.

In addition to the above commitments, we have committed to purchase a certain amount of our hemodialysis products and supplies at fixed prices through 2018 from Baxter in connection with a purchase agreement. We also have an agreement with Fresenius, currently extended through December 31, 2017, which commits us to purchase a certain amount of dialysis equipment, parts and supplies.

Our total expenditures for the nine months ended September 30, 2016 on such products were approximately 2% of our total U.S. dialysis and related lab services operating costs for each of Baxter Healthcare Corporation and Fresenius Medical Care. The actual amount of purchases in future years will depend upon a number of factors, including the operating requirements of our centers, the number of centers we acquire and growth of our existing centers.

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

Settlements of approximately $29 million of existing income tax liabilities for unrecognized tax benefits, including interest, penalties and other long-term tax liabilities, are excluded from the above table as reasonably reliable estimates of their timing cannot be made.

Supplemental information concerning certain Physician Groups and unrestricted subsidiaries

The following information is presented as supplemental data as required by the indentures governing our senior notes.

We provide services to certain physician groups that, while consolidated in our financial statements for financial reporting purposes, are not subsidiaries of or owned by us, do not constitute Subsidiaries as defined in the indentures governing our outstanding senior notes, and which do not guarantee those senior notes. In addition, we have entered into management agreements with these physician groups pursuant to which we receive management fees from them.

As of September 30, 2016, if these physician groups were not consolidated in our financial statements, our consolidated indebtedness would have been approximately $9.209 billion excluding the debt discount associated with our Term Loan B, our consolidated other liabilities (excluding indebtedness) would have been approximately $3.346 billion, and our consolidated assets would have been approximately $18.506 billion. If these physician groups were not consolidated in our financial statements for the nine months ended September 30, 2016, our consolidated total net revenues (including approximately $555 million of management fees payable to us), and consolidated operating income would be reduced by approximately $962 million and $4 million, respectively, and consolidated net income would increase by approximately $16 million.

In addition, we own a 67% equity interest in California Medical Group Insurance (CMGI). CMGI is an Unrestricted Subsidiary as defined in the indentures governing our outstanding senior notes, and does not guarantee those senior notes. Our equity interest in CMGI is accounted for under the equity method of accounting, meaning that although CMGI is not consolidated in our financial statements for financial reporting purposes, our consolidated income statements reflect our pro rata share of CMGI’s net loss as equity investment loss.

For the nine months ended September 30, 2016, our equity investment income attributable to CMGI was approximately $129 thousand, and for the nine months ended September 30, 2016, excluding our equity investment income attributable to CMGI, our consolidated operating income and consolidated net income would decrease by approximately $129 thousand and $77 thousand, respectively. See Note 22, Supplemental data, to the condensed consolidated financial statements for further details.

New accounting standards

See discussion of new accounting standards in Note 20 to the condensed consolidated financial statements included in Part I, Item 1 of this Report.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest rate sensitivity

The tables below provide information about our financial instruments that are sensitive to changes in interest rates. The table below presents principal repayments and current weighted average interest rates on our debt obligations as of September 30, 2016. The variable rates presented reflect the weighted average LIBOR rates in effect for all debt tranches plus interest rate margins in effect as of September 30, 2016. The Term Loan A currently bears interest at LIBOR plus an interest margin of 1.75%. The Term Loan A and the revolving line of credit are subject to adjustment depending upon changes in certain of our financial ratios, including a leverage ratio. The Term Loan B currently bears interest at LIBOR (floor of 0.75%) plus an interest rate margin of 2.75%.

									Average
	Expected maturity date								interest	Fair
	2016	2017	2018	2019	2020	2021	Thereafter	Total	rate	value
	(dollars in millions)
Long term debt:
Fixed rate	$21	$61	$60	$60	$60	$3,294	$4,731	$8,287	4.73%	$8,407
Variable rate	$20	$93	$108	$683	$7	$6	$4	$921	2.31%	$929

	Notional	Contract maturity date							Fair
	amount	2016	2017	2018	2019	2020	Pay fixed	Receive variable	value
	(dollars in millions)
Cap agreements	$7,000	$—	$—	$3,500	$—	$3,500		LIBOR above 3.5%	$2

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

The Term Loan B is subject to a LIBOR floor of 0.75%. Because actual LIBOR, as of September 30, 2016, was lower than this embedded LIBOR floor, the interest rate on the Term Loan B is treated as effectively fixed for purposes of the table above. We have included the Term Loan B in the fixed rate totals in the table above until such time as the actual LIBOR-based variable component of our interest rate exceeds 0.75% on the Term Loan B. At such time, we will then be subject to LIBOR-based interest rate volatility on the LIBOR variable component of our interest rate for the Term Loan B, but limited to a maximum LIBOR rate of 3.50% on the outstanding principal debt on the Term Loan B as a result of the interest rate cap agreements, as described below.

On September 30, 2016, our interest rate swap agreements expired. The agreements that were in effect during the nine months ended September 30, 2016 had the economic effect of modifying the LIBOR variable component of our interest rate on an equivalent amount of our Term Loan A to fixed rates ranging from 0.49% to 0.52%. The Term Loan A debt bears interest at LIBOR plus an interest rate margin of 1.75%. The swap agreements required monthly interest payments. During the nine months ended September 30, 2016, we recognized debt expense of $0.3 million from these swaps. During the nine months ended September 30, 2016, we recorded a loss of $0.8 million in other comprehensive income due to a decrease in the unrealized fair value of these swap agreements.

We maintain several interest rate cap agreements that were entered into in November 2014 with notional amounts totaling $3.5 billion. These previously forward cap agreements became effective September 30, 2016 and have the economic effect of capping the LIBOR variable component of our interest rate at a maximum of 3.50% on an equivalent amount of our debt. The cap agreements expire on June 30, 2018. As of September 30, 2016, the total fair value of these cap agreements was an asset of approximately $22 thousand. During the nine months ended September 30, 2016, we recorded a loss of $1.3 million in other comprehensive income due to a decrease in the unrealized fair value of these cap agreements.

As of September 30, 2016, we also maintain several forward interest rate cap agreements that were entered into in October 2015 with notional amounts totaling $3.5 billion. These forward cap agreements will become effective June 29, 2018 and will have the economic effect of capping the LIBOR variable component of our interest rate at a maximum of 3.50% on an equivalent amount of our debt. These cap agreements expire on June 30, 2020. As of September 30, 2016, the total fair value of these cap agreements was an asset of approximately $2.4 million. During the nine months ended September 30, 2016, we recorded a loss of $11.4 million in other comprehensive income due to a decrease in the unrealized fair value of these forward cap agreements.

On September 30, 2016, our interest rate cap agreements with notional amounts totaling $2.7 billion on our Term Loan B debt expired. During the nine months ended September 30, 2016, these agreements had the economic effect of capping the LIBOR variable component of our interest rate at a maximum of 2.50% on an equivalent amount of our Term Loan B. During the nine months ended September 30, 2016, we recognized debt expense of $1.8 million from these caps.

As a result of an embedded LIBOR floor on the Term Loan B debt agreement and the cap agreements, our overall weighted average effective interest rate on the senior secured credit facilities was 3.61%, based on the current margins in effect of 1.75% for the Term Loan A and 2.75% for the Term Loan B, as of September 30, 2016.

As of September 30, 2016, the interest rate on our Term Loan B debt is effectively fixed subject to an embedded LIBOR floor which is higher than actual LIBOR as of such date. The Term Loan B is also subject to interest rate caps if LIBOR should rise above 3.50%. Interest rates on our senior notes are fixed by their terms. The Term Loan A bears interest at LIBOR plus an interest rate margin of 1.75%. The capped portion of the Term Loan A is $78.8 million. In addition, the uncapped portion of the Term Loan A, which is subject to the variability of LIBOR, is $803 million.

Our overall weighted average effective interest rate during the quarter ended September 30, 2016 was 4.42% and as of September 30, 2016 was 4.49%.

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

Inquiries by the Federal Government and Certain Related Civil Proceedings

Swoben Private Civil Suit: In April 2013, the Company’s HealthCare Partners (DMG) subsidiary was one of several defendants named in a civil complaint filed by a former employee of SCAN Health Plan (SCAN), an HMO. On July 13, 2009, pursuant to the qui tam provisions of the federal FCA and the California False Claims Act, James M. Swoben, as relator, filed a qui tam action in the United States District Court for the Central District of California purportedly on behalf of the United States of America and the State of California against SCAN, and certain other defendants whose identities were under seal. The allegations in the complaint relate to alleged overpayments received from government healthcare programs. In or about August 2012, SCAN entered into a Settlement Agreement with the United States of America and the State of California. The United States and the State of California partially intervened in the action for the purpose of settlement with and dismissal of the action against SCAN. In or about November 2011, the relator filed his Third Amended Complaint under seal alleging violations of the federal FCA and the California False Claims Act, which named additional defendants, including DMG and certain health insurance companies (the defendant HMOs). The allegations in the complaint against DMG relate to patient diagnosis coding to determine reimbursement in the Medicare Advantage program, referred to as HCC and RAF scores. The complaint sought monetary damages and civil penalties as well as costs and expenses. The DOJ reviewed these allegations and in January 2013 declined to intervene in the case. On June 26, 2013, DMG and other defendants filed their respective motions to dismiss the Third Amended Complaint pursuant to Federal Rules of Civil Procedure 12(b)(6) and 9(b), challenging the legal sufficiency of the claims asserted in the complaint. On July 30, 2013, the court granted DMG’s motion and dismissed with prejudice all of the claims in the Third Amended Complaint and judgment was entered in September 2013. In October 2013, the plaintiff appealed to the United States Court of Appeals for the Ninth Circuit. In August 2016, a panel of the Ninth Circuit overturned the trial court’s ruling and vacated the dismissal of the Third Amended Complaint. The Company and certain defendants have petitioned the Ninth Circuit for a rehearing before the entire court, rather than a limited panel. The petition for a rehearing by the entire Ninth Circuit Court is pending.

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

2015 U.S. OIG Medicare Advantage Civil Investigation: In March 2015, JSA, a subsidiary of DMG, received a subpoena from the OIG. We have been advised by an attorney with the Civil Division of the DOJ in Washington, D.C. that the subpoena relates to an ongoing civil investigation concerning Medicare Advantage service providers’ risk adjustment practices and data, including identification and verification of patient diagnoses and factors used in making the diagnoses. The subpoena requests documents and information for the period from January 1, 2008 through December 31, 2013, for certain Medicare Advantage plans for which JSA provided services. It also requests information regarding JSA’s communications about patient diagnoses as they relate to certain Medicare Advantage plans generally, and more specifically as related to two Florida physicians with whom JSA previously contracted. We are producing the requested information and are cooperating with the government’s investigation.

In addition to the subpoena described above, in June 2015, we received a subpoena from the OIG. This civil subpoena covers the period from January 1, 2008 through the present and seeks production of a wide range of documents relating to our and our subsidiaries’ (including DMG’s and its subsidiary JSA’s) provision of services to Medicare Advantage plans and related patient diagnosis coding and risk adjustment submissions and payments. We believe that the request is part of a broader industry investigation into Medicare Advantage patient diagnosis coding and risk adjustment practices and potential overpayments by the government. The information requested includes information relating to patient diagnosis coding practices for a number of conditions, including potentially improper historical DMG coding for a particular condition. With respect to that condition, the guidance related to that coding issue was discontinued following our November 1, 2012 acquisition of DMG, and we notified CMS in April 2015 of the coding practice and potential overpayments. In that regard, we have identified certain additional coding practices which may have been problematic and are in discussions with the DOJ about the scope and nature of a review of claims relating to those practices. We are cooperating with the government and are producing the requested information. In addition, we are continuing to review other DMG coding practices to determine whether there were any improper coding issues. In connection with the DMG merger, we have certain indemnification rights against the sellers and an escrow was established as security for the indemnification. We have submitted an indemnification claim against the sellers secured by the escrow for any and all liabilities incurred relating to these matters and intend to pursue recovery from the escrow. However, we can make no assurances that the indemnification and escrow will cover the full amount of our potential losses related to these matters.

2015 U.S. Department of Justice Vascular Access Investigation and Related Qui Tam Litigation: In November 2015, we announced that RMS Lifeline, Inc., a wholly-owned subsidiary of ours that operates under the name Lifeline Vascular Access (Lifeline), received a CID from the DOJ. The CID relates to two vascular access centers in Florida that are part of Lifeline’s vascular access business. The CID covers the period from January 1, 2008 through the present. We acquired these two centers in December 2012. Based on the language of the CID, the DOJ appeared to be looking at whether angiograms performed at the two centers were medically unnecessary and therefore whether related claims filed with federal healthcare programs possibly violated the FCA. Lifeline does not perform dialysis services but instead provides vascular access management services for dialysis patients. We cooperated with the government and produced the requested information. The DOJ investigation was initiated pursuant to a complaint brought under the qui tam provisions of the FCA (the Complaint). The Complaint was originally filed under seal in August 2014 in the U.S. District Court, Middle District of Florida, United States ex. rel James Spafford v. DaVita HealthCare Partners, Inc., et al., Case Number 6:14-cv-1251-Orl-41DAB, naming several doctors as well as the Company as defendants. In December 2015, a First Amended Complaint was filed under seal. In May 2016, the First Amended Complaint was unsealed. The First Amended Complaint alleges violations of the FCA due to the submission of claims to the government for allegedly medically unnecessary angiograms and angiography procedures at the two vascular access centers as well as employment related claims. The Complaint covers alleged conduct dating from July 2008, prior to our acquisition of the centers, to the present. The DOJ has declined to intervene. The parties agreed to extend the time to respond to the complaint to participate in settlement negotiations. In the third quarter of 2016 the Company recorded an accrual of a non-material amount for potential damages and liabilities.

2016 U.S. Attorney Prescription Drug Investigation: In early February 2016, we announced that our pharmacy services wholly-owned subsidiary, DaVita Rx, received a CID from the U.S. Attorney’s Office for the Northern District of Texas. It appears the government is conducting an FCA investigation concerning allegations that DaVita Rx presented or caused to be presented false claims for payment to the government for prescription medications, as well as into the Company’s relationship with pharmaceutical manufacturers. The CID covers the period from January 1, 2006 through the present. In the spring of 2015, we initiated an internal compliance review of DaVita Rx during which we identified potential billing and operational issues. We notified the government in September 2015 that we were conducting this review of DaVita Rx and began providing regular updates of our review. In the fourth quarter of 2015, we recorded an estimated accrual of $22 million for potential damages and liabilities associated with write-offs and discounts of patient co-payment obligations, and credits to payors for returns of prescriptions drugs, related to DaVita Rx that were identified during the course of this internal compliance review. Upon completion of our review, we filed a self-disclosure with the OIG in early February 2016 and we have been working to address and update the practices we identified in the self-disclosure, some of which overlap with information requested by the U.S. Attorney’s Office. We may accrue additional reserves for refunds and related damages and potential liabilities arising out of this review. We do not know if the U.S. Attorney’s Office, which is part of the DOJ, knew when it served the CID on us that we were already in the process of developing a self-disclosure to the OIG. The OIG informed us in late February that our submission was not accepted. They indicated that the OIG is not expressing an opinion regarding the conduct disclosed or our legal positions. We are cooperating with the government and are producing the requested information.

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

From time to time, we initiate litigation as a plaintiff arising out of contracts or other matters. In that regard, we have a pending lawsuit in the U.S. Court of Federal Claims against the federal government which was originally filed in May 2011. The lawsuit relates to the U.S. Department of Veterans Affairs (VA) underpayment of dialysis services that we provided to veterans pursuant to VA regulations. This lawsuit is scheduled for trial in early 2017. Although we are seeking damages, there can be no assurances on the outcome of this matter, including whether we will recover monetary damages of any amount.

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

Approximately 36% of our dialysis services revenues for the nine months ended September 30, 2016 were generated from patients who have commercial payors as their primary payor. The majority of these patients have insurance policies that pay us on terms and at rates that are generally significantly higher than Medicare rates. The payments we receive from commercial payors generate nearly all of our profit and all of our nonacute dialysis profits come from commercial payors. We continue to experience downward pressure on some of our commercial payment rates as a result of general conditions in the market, including as employers shift to less expensive options for medical services, recent and future consolidations among commercial payors, increased focus on dialysis services and other factors. In addition, many commercial payors that sell individual plans both on and off exchange have publicly announced losses in the marketplace. These payors may seek discounts on rates for marketplace plans on and off exchange. Furthermore, in the second quarter of 2015, two planned mergers of large commercial payors were announced. If completed, these announced mergers could put increased pressure on the dialysis rates we receive from commercial payors. There is no guarantee that commercial payment rates will not be materially lower in the future.

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

Our revenue levels are sensitive to the percentage of our patients with higher-paying commercial insurance coverage. A patient’s insurance coverage may change for a number of reasons, including changes in the patient’s or a family member’s employment status. Currently, for a patient covered by an employer group health plan, Medicare generally becomes the primary payor after 33 months, or earlier, if the patient’s employer group health plan coverage terminates. Patients with commercial insurance frequently rely on financial assistance from charitable organizations, such as the American Kidney Fund. As previously disclosed, we and other dialysis providers support the American Kidney Fund and similar programs through voluntary contributions. Certain payors have challenged our patients’ ability to utilize assistance from charitable organizations for the payment of premiums. If these challenges are successful or regulators impose restrictions on the use of financial assistance from such charitable organizations such that these patients are unable to obtain, or continue to receive or receive for a limited duration, such financial assistance, our revenues, earnings, and cash flow could be substantially reduced. In that regard, in August 2016, CMS issued a Request for Information (RFI) seeking comment as to whether patients were inappropriately steered into marketplace plans on the exchange. Dialysis providers, including DaVita, received a notice of the RFI. On October 31, 2016, we announced that effective immediately, we will suspend support for applications to the American Kidney Fund for charitable premium assistance by patients enrolled in minimum essential Medicaid coverage who are seeking additional coverage on a 2017 plan offered on or off the exchange under the Affordable Care Act (ACA Plan). See “Healthcare reform could substantially reduce our revenues, earnings and cash flows.”

When Medicare becomes the primary payor, the payment rate we receive for that patient decreases from the employer group health plan rate to the lower Medicare payment rate. The number of our patients who have government-based programs as their primary payors has increased, which we believe is largely a result of improved mortality and recent economic conditions that have negatively impacted the percentage of our patients covered under commercial insurance plans, including as employers shift to less expensive options for medical services, and on exchanges. To the extent there are sustained or increased job losses in the U.S., independent of whether general economic conditions improve, we could experience a continued decrease in the number of patients covered under commercial plans. We could also experience a further decrease in the payments we receive for services if changes to the healthcare regulatory system result in fewer patients covered under commercial plans or an increase of patients covered under more restrictive commercial plans with lower reimbursement rates. In addition, our continual negotiations with commercial payors under existing and potential new agreements could result in a decrease in the number of our patients covered by commercial plans to the extent that we cannot reach agreement with commercial payors on rates and other terms, resulting in termination or non-renewals of existing agreements and our inability to enter into new agreements. Commercial payors have taken and may continue to take steps to control the cost of and/or the eligibility for access to healthcare services, including relative to products on and off the healthcare exchanges. These efforts could impact the number of our patients who are eligible to enroll in commercial insurance plans, and remain on the plans, including plans offered through healthcare exchanges. If there is a significant reduction in the number of patients under higher-paying commercial plans relative to government-based programs that pay at lower rates, it would have a material adverse effect on our revenues, earnings and cash flows.

Changes in the structure of and payment rates under the Medicare ESRD program could substantially reduce our revenues, earnings and cash flows.

Approximately 42% of our dialysis services revenues for the nine months ended September 30, 2016 was generated from patients who have Medicare as their primary payor. For patients with Medicare coverage, all ESRD payments for dialysis treatments are made under a single bundled payment rate which provides a fixed payment rate to encompass all goods and services provided during the dialysis treatment, including pharmaceuticals that were historically separately reimbursed to the dialysis providers, such as EPO, vitamin D analogs and iron supplements, irrespective of the level of pharmaceuticals administered or additional services performed. Most lab services are also included in the bundled payment. The bundled payment rate is also adjusted for certain patient characteristics, a geographic usage index and certain other factors.

The current bundled payment system presents certain operating, clinical and financial risks, which include:

•

Risk that our rates are reduced by the Centers for Medicare and Medicaid Services (CMS). Uncertainty about future payment rates remains a material risk to our business. In December 2013, CMS published the 2014 final rule for the ESRD Prospective Payment System (PPS), which phases in the payment reductions mandated by the American Taxpayer Relief Act of 2012 as modified by the Protecting Access to Medicare Act of 2014, which will reduce our market basket inflation adjustment by 1.25% in 2016 and 2017, and 1% in 2018. In November 2015, CMS published the 2016 final rule for the ESRD PPS, which cut dialysis facilities’ bundled payment rate for 2016 as compared to 2015 and includes adjustments for certain co-morbidities and other patient health factors and rural facilities. In particular, the 2016 final rule for the ESRD PPS (i) increased overall payments to both hospital-based and freestanding dialysis facilities by approximately 0.20%, and (ii) decreased overall payments to rural dialysis facilities by approximately 0.10%. Most recently, on October 28, 2016, CMS published the final rule for the 2017 ESRD PPS, which CMS projected would increase the total payments to all ESRD facilities by 0.73% compared with 2016. In addition, for hospital-based ESRD facilities, CMS projects an increase in total payments of 0.9%, while for freestanding facilities the projected increase in total payments is 0.7%.

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

The Department of Health and Human Services (HHS) has also pledged to tie 30% of Medicare payments to quality or alternative payment models by the end of 2016 and 50% of Medicare payments to quality or alternate payment models by the end of 2018. As new models of care emerge and evolve, we may be at risk of losing our Medicare patient base, which would have a materially adverse effect on our revenues, earnings and cash flow. Other initiatives in the government or private sector may arise, including the development of models similar to ACOs, IPAs and integrated delivery systems or evolutions of those concepts which could adversely impact our business.

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

Most recently, CMS issued a Request for Information (RFI) in August 2016 seeking comment as to whether patients were inappropriately steered into marketplace plans on the exchange. Dialysis providers, including DaVita, received a notice of the RFI. In response to the RFI, many commercial payors and trade associations demanded the prohibition of any charitable premium assistance for marketplace plans on and off the exchange. In addition, there were requests that patients, and specifically ESRD patients, that have access to any form of alternate coverage, should not be allowed to select an ACA Plan. On October 31, 2016, we announced that effective immediately, we will suspend support for applications to the American Kidney Fund for charitable premium assistance by patients enrolled in minimum essential Medicaid coverage who are seeking additional coverage on a 2017 ACA Plan and should not be able to utilize charitable premium assistance to purchase an ACA Plan. This change will affect approximately 2,000 of our patients or 1% of our dialysis patients as of September 30, 2016, who have pre-existing minimum essential Medicaid coverage and obtained additional coverage through ACA plans. Approximately 3,000 additional DaVita dialysis patients are enrolled in an ACA plan and not in Medicaid and approximately half of these patients access charitable premium assistance as of September 30, 2016. Our announcement on October 31, 2016 will not impact these patients. However, if CMS were to issue guidance or a rule prohibiting or limiting the use of charitable premium assistance generally for ACA Plans and/or the ability of patients with access to alternative coverage from selecting a marketplace plan on or off exchange, that would have a material adverse effect on our revenues, earnings and cash flows. Because Medicaid reimburses for dialysis at a lower rate than ACA plans, we estimate that a policy change that prevents patients with minimum essential Medicaid coverage from accessing charitable premium assistance to enroll in ACA plans would result in a reduction in its annualized operating income of up to approximately $140 million before any offsets. If CMS were to issue a broader ruling that made access to charitable premium assistance unavailable to all ESRD patients on ACA plans, the estimated financial impact would increase by up to $90 million, based on our estimate that a significant number of ESRD patients would lose their ACA coverage and end up completely uninsured, while others could continue the coverage with federal subsidies. In addition, if CMS or commercial payors were to successfully challenge the appropriateness of the use of charitable premium assistance, that would have a material adverse effect on our business and our revenues, earnings and cash flows. See “If we fail to adhere to all of the complex government regulations that apply to our business, we could suffer severe consequences that would substantially reduce our revenues, earnings, cash flows and stock price.”

Changes in state Medicaid or other non-Medicare government-based programs or payment rates could reduce our revenues, earnings and cash flows.

Approximately 22% of our dialysis services revenues for the nine months ended September 30, 2016 was generated from patients who have state Medicaid or other non-Medicare government-based programs, such as coverage through the Department of Veterans Affairs (VA), as their primary coverage. As state governments and other governmental organizations face increasing budgetary pressure, we may in turn face reductions in payment rates, delays in the receipt of payments, limitations on enrollee eligibility or other changes to the applicable programs. For example, certain state Medicaid programs and the VA have recently considered, proposed or implemented payment rate reductions.

The VA adopted Medicare’s bundled PPS pricing methodology for any veterans receiving treatment from non-VA providers under a national contracting initiative. Since we are a non-VA provider, these reimbursements are tied to a percentage of Medicare reimbursement, and we have exposure to any dialysis reimbursement changes made by CMS. Approximately 2% of our dialysis services revenues for the nine months ended September 30, 2016 was generated by the VA.

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

As of September 30, 2016, we owned a controlling interest in numerous dialysis-related joint ventures, which represented approximately 24% of our dialysis and related lab services revenues for the nine months ended September 30, 2016. In addition, we also owned minority equity investments in several other dialysis related joint ventures. We may continue to increase the number of our joint ventures. Many of our joint ventures with physicians or physician groups also have certain physician owners providing medical director services to centers we own and operate. Because our relationships with physicians are governed by the federal and state anti-kickback statutes, we have sought to structure our joint venture arrangements to satisfy as many federal safe harbor requirements as we believe are commercially reasonable. However, although our joint venture arrangements do not satisfy all of the elements of any safe harbor under the federal Anti-Kickback Statute, they are not automatically prohibited under the federal Anti-Kickback Statute but are susceptible to government scrutiny. In October 2014, we entered into a Settlement Agreement with the United States and relator David Barbetta to resolve the then pending 2010 and 2011 U.S. Attorney physician relationship investigations regarding certain of our joint ventures and paid $406 million in settlement amounts, civil forfeiture, and interest to the United States and certain states. For further details, please see “If we fail to comply with our Corporate Integrity Agreement, we could be subject to substantial penalties and exclusion from participation in federal healthcare programs that may adversely impact our revenues, earnings and cash flows”.

There are significant estimating risks associated with the amount of dialysis revenues and related refund liabilities that we recognize, and if we are unable to accurately estimate our revenues and related refund liabilities, it could impact the timing and the amount of our revenues recognition or have a significant impact on our operating results.

There are significant estimating risks associated with the amount of dialysis and related lab services revenues and related refund liabilities that we recognize in a reporting period. The billing and collection process is complex due to ongoing insurance coverage changes, geographic coverage differences, differing interpretations of contract coverage and other payor issues. Determining applicable primary and secondary coverage for approximately 186,000 U.S. patients at any point in time, together with the changes in patient coverage that occur each month, requires complex, resource-intensive processes. Errors in determining the correct coordination of benefits may result in refunds to payors. Revenues associated with Medicare and Medicaid programs are also subject to estimating risk related to the amounts not paid by the primary government payor that will ultimately be collectible from other government programs paying secondary coverage, the patient’s commercial health plan secondary coverage or the patient. Collections, refunds and payor retractions typically continue to occur for up to three years and longer after services are provided. We generally expect our range of dialysis and related lab services revenues estimating risk to be within 1% of net revenues for the segment. If our estimates of dialysis and related lab services revenues and related refund liabilities are materially inaccurate, it could impact the timing and the amount of our revenues recognition and have a significant impact on our operating results.

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

Risk factors related to DMG:

DMG is subject to many of the same risks to which our dialysis business is subject.

As a participant in the healthcare industry, DMG is subject to many of the same risks as our dialysis business is, as described in the risk factors set forth above in this Part I, Item 1A, any of which could materially and adversely affect DMG’s revenues, earnings or cash flows. Among these risks are the following:

•	The healthcare business is heavily regulated and changes in laws, regulations, or government programs could have a material impact on DMG;
•	Failure to comply with complex governmental regulations could have severe consequences to DMG, including, without limitation, exclusion from governmental payor programs like Medicare and Medicaid;
•	DMG could become the subject of governmental investigations, claims and litigation;
•

DMG may be unable to continue to explore potential acquisition candidates, make acquisitions or successfully integrate such acquisitions into its business, and such acquisitions may include liabilities of which DMG was not aware; and

•

As a result of the broad scope of DMG’s medical practice, DMG is exposed to medical malpractice claims, as well as claims for damages and other expenses, that may not be covered by insurance or for which adequate limits of insurance coverage may not be available.

Under most of DMG’s agreements with health plans, DMG assumes some or all of the risk that the cost of providing services will exceed its compensation.

Over 84% of DMG’s revenue for the nine months ended September 30, 2016 is derived from fixed per member per month (PMPM) fees paid by health plans under capitation agreements with DMG or its associated physician groups. While there are variations specific to each arrangement, DMG, through DaVita HealthCare Partners Plan, Inc. (DHPP), a subsidiary of HealthCare Partners Holdings, LLC and a restricted Knox-Keene licensed entity, and, in certain instances, DMG’s associated physician groups generally contract with health plans to receive a PMPM fee for professional services and assume the financial responsibility for professional services only. In some cases, the health plans separately enter into capitation contracts with third parties (typically hospitals) who receive directly a PMPM fee and assume contractual financial responsibility for hospital services. In other cases, the health plan does not pay any portion of the PMPM fee to the hospital, but rather administers claims for hospital expenses itself. In both scenarios, DMG enters into managed care-related administrative services agreements or similar arrangements with those third parties (typically hospitals) under which DMG agrees to be responsible for utilization review, quality assurance, and other managed care-related administrative functions and claim payments. As compensation for such administrative services, DMG is entitled to receive a percentage of the amount by which the institutional capitation revenue received from health plans exceeds institutional expenses; any such risk-share amount to which DMG is entitled is recorded as medical revenues, and DMG is also responsible for a percentage of any short-fall in the event that institutional expenses exceed institutional revenues. To the extent that members require more care than is anticipated, aggregate fixed PMPM amounts, or capitation payments, may be insufficient to cover the costs associated with treatment. If medical expenses exceed estimates, except in very limited circumstances, DMG will not be able to increase the PMPM fee received under these risk agreements during their then-current terms and could, directly or indirectly through its contracts with its associated physician groups, suffer losses with respect to such agreements.

Changes in DMG’s or its associated physician groups’ anticipated ratio of medical expense to revenue can significantly impact DMG’s financial results. Accordingly, the failure to adequately predict and control medical expenses and to make reasonable estimates and maintain adequate accruals for incurred but not reported claims, may have a material adverse effect on DMG’s financial condition, results of operations or cash flows.

Historically, DMG’s and its associated physician groups’ medical expenses as a percentage of revenue have fluctuated. Factors that may cause medical expenses to exceed estimates include:

•	the health status of members;
•	higher than expected utilization of new or existing healthcare services or technologies;
•	an increase in the cost of healthcare services and supplies, including pharmaceuticals, whether as a result of inflation or otherwise;
•	changes to mandated benefits or other changes in healthcare laws, regulations and practices;
•	periodic renegotiation of provider contracts with specialist physicians, hospitals and ancillary providers;
•	periodic renegotiation of contracts with DMG’s affiliated primary care physicians and specialists;
•	changes in the demographics of the participating members and medical trends;
•	contractual or claims disputes with providers, hospitals or other service providers within a health plan’s network;
•	the occurrence of catastrophes, major epidemics or acts of terrorism; and
•	the reduction of health plan premiums.

Risk-sharing arrangements that DMG and its associated physician groups have with health plans and hospitals could result in their costs exceeding the corresponding revenues, which could reduce or eliminate any shared risk profitability.

Most of the agreements between health plans and DMG and its associated physician groups contain risk-sharing arrangements under which the physician groups can earn additional compensation from the health plans by coordinating the provision of quality, cost-effective healthcare to members. However, such arrangements may require the physician group to assume a portion of any loss sustained from these arrangements, thereby reducing DMG’s net income. Under these risk-sharing arrangements, DMG and its associated physician groups are responsible for a portion of the cost of hospital services or other services that are not capitated. The terms of the particular risk-sharing arrangement allocate responsibility to the respective parties when the cost of services exceeds the related revenue, which results in a deficit, or permit the parties to share in any surplus amounts when actual costs are less than the related revenue. The amount of non-capitated medical and hospital costs in any period could be affected by factors beyond the control of DMG, such as changes in treatment protocols, new technologies, longer lengths of stay by the patient and inflation. Certain of DMG’s agreements with health plans stipulate that risk-sharing pool deficit amounts are carried forward to offset any future years’ surplus amounts DMG would otherwise be entitled to receive. DMG accrues for any such risk-sharing deficits. To the extent that such non-capitated medical and hospital costs are higher than anticipated, revenue may not be sufficient to cover the risk-sharing deficits the health plans and DMG are responsible for, which could reduce DMG’s revenues and profitability.

Renegotiation, renewal or termination of capitation agreements with health plans could have a significant impact on DMG’s future profitability.

Under most of DMG’s and its associated physician groups’ capitation agreements with health plans, the health plan is generally permitted to modify the benefit and risk obligations and compensation rights from time to time during the terms of the agreements. If a health plan exercises its right to amend its benefit and risk obligations and compensation rights, DMG and its associated physician groups are generally allowed a period of time to object to such amendment. If DMG or its associated physician group so objects, under some of the risk agreements, the relevant health plan may terminate the applicable agreement upon 90 to 180 days written notice. If DMG or its associated physician groups enter into capitation contracts or other risk sharing arrangements with unfavorable economic terms, or a capitation contract is amended to include unfavorable terms, DMG could, directly or indirectly through its contracts with its associated physician groups, suffer losses with respect to such contract. Since DMG does not negotiate with CMS or any health plan regarding the benefits to be provided under their Medicare Advantage plans, DMG often has just a few months to familiarize itself with each new annual package of benefits it is expected to offer. Depending on the health plan at issue and the amount of revenue associated with the health plan’s risk agreement, the renegotiated terms or termination may have a material adverse effect on our DMG division and the Company’s future revenues and profitability.

Laws regulating the corporate practice of medicine could restrict the manner in which DMG is permitted to conduct its business, and the failure to comply with such laws could subject DMG to penalties or require a restructuring of DMG.

Some states have laws that prohibit business entities, such as DMG, from practicing medicine, employing physicians to practice medicine, exercising control over medical decisions by physicians (also known collectively as the corporate practice of medicine) or engaging in certain arrangements, such as fee-splitting, with physicians. In some states these prohibitions are expressly stated in a statute or regulation, while in other states the prohibition is a matter of judicial or regulatory interpretation. Of the states in which DMG currently operates, California, Colorado, Nevada and Washington generally prohibit the corporate practice of medicine, and other states may as well.

In California, Colorado, Nevada and Washington, DMG operates by maintaining long-term contracts with its associated physician groups which are each owned and operated by physicians and which employ or contract with additional physicians to provide physician services. Under these arrangements, DMG provides management services and, receives a management fee for providing non-medical management services; however, DMG does not represent that it offers medical services, and does not exercise influence or control over the practice of medicine by the physicians or the associated physician groups.

In addition to the above management arrangements, DMG has certain contractual rights relating to the orderly transfer of equity interests in certain of its associated California, Colorado, Nevada and Washington physician groups through succession agreements and other arrangements with their physician equity holders. However, such equity interests cannot be transferred to or held by DMG or by any non-professional organization. Accordingly, neither DMG nor DMG’s subsidiaries directly own any equity interests in any physician groups in California, Colorado, Nevada and Washington. In the event that any of these associated physician groups fail to comply with the management arrangement or any management arrangement is terminated and/or DMG is unable to enforce its contractual rights over the orderly transfer of equity interests in its associated physician groups, such events could have a material adverse effect on DMG’s business, financial condition or results of operations.

It is possible that a state regulatory agency or a court could determine that DMG’s agreements with physician equity holders of certain managed California, Colorado, Nevada and Washington associated physician groups as described above, either independently or coupled with the management services agreements with such associated physician groups, are in violation of the corporate practice of medicine doctrine. As a result, these arrangements could be deemed invalid, potentially resulting in a loss of revenues and an adverse effect on results of operations derived from such associated physician groups. Such a determination could force a restructuring of DMG’s management arrangements with associated physician groups in California, Colorado, Nevada and/or Washington, which might include revisions of the management services agreements, including a modification of the management fee and/or establishing an alternative structure that would permit DMG to contract with a physician network without violating the corporate practice of medicine prohibition. There can be no assurance that such a restructuring would be feasible, or that it could be accomplished within a reasonable time frame without a material adverse effect on DMG’s operations and financial results. In December 2013, DHPP obtained a restricted Knox-Keene license in California, which permits DHPP to contract with health plans in California to accept global risk without violating the corporate practice of medicine prohibition. However, DMG and DMG’s Colorado, Nevada and Washington associated physician groups, as well as those physician equity holders of associated physician groups who are subject to succession agreements with DMG, could be subject to criminal or civil penalties or an injunction for practicing medicine without a license or aiding and abetting the unlicensed practice of medicine.

If DMG’s agreements or arrangements with any physician equity holder(s) of associated physicians, physician groups or IPAs are deemed invalid under state law, including laws against the corporate practice of medicine, or federal law, or are terminated as a result of changes in state law, or if there is a change in accounting standards by the Financial Accounting Standards Board (FASB) or the interpretation thereof affecting consolidation of entities, it could impact DMG’s consolidation of total revenues derived from such associated physician groups.

DMG’s financial statements are consolidated in accordance with applicable accounting standards and include the accounts of its majority-owned subsidiaries and certain non-owned DMG-associated and managed physician groups. Such consolidation for accounting and/or tax purposes does not, is not intended to, and should not be deemed to, imply or provide to DMG any control over the medical or clinical affairs of such physician groups. In the event of a change in accounting standards promulgated by FASB or in interpretation of its standards, or if there were an adverse determination by a regulatory agency or a court, or a change in state or federal law relating to the ability to maintain present agreements or arrangements with such physician groups, DMG may not be permitted to continue to consolidate the total revenues of such organizations. A change in accounting for consolidation with respect to DMG’s present agreement or arrangements would diminish DMG’s reported revenues but would not be expected to materially adversely affect its reported results of operations, while regulatory or legal rulings or changes in law interfering with DMG’s ability to maintain its present agreements or arrangements could materially diminish both revenues and results of operations.

If DHPP is not able to satisfy financial solvency or other regulatory requirements, the Company could become subject to sanctions and its license to do business in California could be limited, suspended or terminated.

Knox-Keene requires healthcare service plans operating in California to comply with financial solvency and other requirements overseen by the California Department of Managed HealthCare (DMHC). Under Knox-Keene, DHPP is required to, among other things:

•	Maintain, at all times, a minimum tangible net equity (TNE);
•	Submit periodic financial solvency reports to the DMHC containing various data regarding performance and financial solvency;
•	Comply with extensive regulatory requirements; and
•	Submit to periodic regulatory audits and reviews concerning DHPP operations and compliance with Knox-Keene.

In the event that DHPP is not in compliance with the provisions of Knox-Keene, the Company could be subject to sanctions, or limitations on, or suspension of its license to do business in California.

If DMG’s associated physician group is not able to satisfy the California DMHC’s financial solvency requirements, DMG’s associated physician group could become subject to sanctions and DMG’s ability to do business in California could be limited or terminated.

The California DMHC has instituted financial solvency regulations to monitor the financial solvency of capitated physician groups. Under these regulations, DMG’s associated physician group is required to, among other things:

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

In the event that DMG’s associated physician group is not in compliance with any of the above criteria, DMG’s associated physician group could be subject to sanctions, or limitations on, or removal of, its ability to do business in California.

Reductions in Medicare Advantage health plan reimbursement rates stemming from recent healthcare reforms and any future related regulations may negatively impact DMG’s business, revenue and profitability.

A significant portion of DMG’s revenue is directly or indirectly derived from the monthly premium payments paid by CMS to health plans for medical services provided to Medicare Advantage enrollees. As a result, DMG’s results of operations are, in part, dependent on government funding levels for Medicare Advantage programs. Any changes that limit or reduce Medicare Advantage reimbursement levels, such as reductions in or limitations of reimbursement amounts or rates under programs, reductions in funding of programs, expansion of benefits without adequate funding, elimination of coverage for certain benefits, or elimination of coverage for certain individuals or treatments under programs, could have a material adverse effect on DMG’s revenues, earnings and cash flows.

On April 4, 2016, CMS issued its final rule establishing the 2017 Medicare Advantage benchmark payment rates announcing the model it will use to blend risk acuity scores. In 2017, CMS will fully implement the 2017 CMS-Hierarchical Condition Categories (CMS-HCC) Risk Adjustment model proposed in the Advance Notice, but with updated coefficients. Based upon our preliminary analysis of the final rule, we estimate that the reduction in 2017 rates, including adjustments for the new PPACA blended benchmark county rates and qualifying bonuses, will lead to a reduction in Medicare Advantage rates to DMG of approximately 1%, or a net impact of approximately $25 million to our 2017 operating income. This compares to an industry average rate increase of approximately 0.85% without accounting for the expected growth in coding acuity that has typically added another 2.2%, in each case as indicated by CMS. The final impact of 2017 Medicare Advantage rates can vary from this estimate and will be impacted by the relative growth of DMG’s Medicare Advantage patient volumes across markets as well as by the benefit plan designs submitted. It is possible that we have underestimated the impact of the 2017 Medicare Advantage rates on our business, which may have a material adverse effect on our financial position, results of operation or cash flows.

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

We have taken impairment charges against the goodwill of two of our DMG reporting units in the fourth quarter of 2015 and the first and second quarters of 2016 based on continuing developments at our DMG reporting units, including the Medicare Advantage final benchmark rates for 2017 announced on April 4, 2016, further changes in our expectations concerning future government reimbursement rates and our expected ability to mitigate them, as well as medical cost and utilization trends, underperformance of certain at-risk units in recent quarters and other market conditions. We may also need to take additional goodwill impairment charges against earnings in a future period, depending on the impact of continuing changes on the value of our DMG reporting units. A goodwill impairment occurs when the carrying amount of a reporting unit’s goodwill is in excess of its implied fair value, and the amount of such non-cash charge, if any, could be significant. In estimating the fair value of our DMG reporting units, we update our forecasts for our at-risk DMG reporting units to reflect the expected future cash flows that we believe market participants would use in determining fair values of our DMG reporting units if they were to acquire these businesses. We and our independent advisors also use certain estimates and key assumptions in determining the estimate of these fair values, including applicable market multiples, discount and long-term growth rates, market data and future reimbursement rates. Our estimates of the fair value of our DMG reporting units could differ from the actual values that a market participant would pay for these reporting units.

DMG’s Medicare Advantage revenues may continue to be volatile in the future, which could have a material impact on DMG’s ongoing financial performance.

The Health Reform Acts contain a number of provisions that negatively impact Medicare Advantage plans, which may each have an adverse effect on DMG’s revenues, earnings and cash flows. These provisions include the following:

•

Medicare Advantage benchmarks for 2011 were frozen at 2010 levels. From 2012 through 2016, Medicare Advantage benchmark rates were phased down from prior levels. The new benchmarks will be fully phased-in in 2017 and will range between 95% and 115% of the Medicare FFS costs, depending on a plan’s geographic area. If our costs escalate faster than can be absorbed by the level of revenues implied by these benchmark rates, then it could have a significant negative impact on DMG’s earnings and cash flows.

•	Rebates received by Medicare Advantage plans that were reduced, with larger reductions for plans failing to receive certain quality ratings.
•

The Secretary of HHS has been granted the explicit authority to deny Medicare Advantage plan bids that propose significant increases in cost sharing or decreases in benefits. If the bids submitted by plans contracted with DMG are denied, this would have a significant negative impact on DMG’s revenues, earnings and cash flows.

•

Medicare Advantage plans with medical loss ratios below 85% are required to pay a rebate to the Secretary of HHS. The rebate amount is the total revenue under the contract year multiplied by the difference between 85% and the plan’s actual medical loss ratio. The Secretary of HHS will halt enrollment in any plan failing to meet this ratio for three consecutive years, and terminate any plan failing to meet the ratio for five consecutive years. If a DMG-contracting Medicare Advantage plan experiences a limitation on enrollment or is otherwise terminated from the Medicare Advantage program, DMG may suffer materially adverse consequences to its business or financial condition.

•

Prescription drug plans are required to provide coverage of certain drug categories on a list developed by the Secretary of HHS, which could increase the cost of providing care to Medicare Advantage enrollees, and thereby reduce DMG’s revenues and earnings. The Medicare Part D premium amount subsidized for high-income beneficiaries has been reduced, which could lower the number of Medicare Advantage enrollees, which would have a negative impact on DMG’s revenues, earnings and cash flows.

•

CMS increased coding intensity adjustments for Medicare Advantage plans beginning in 2014 and continuing through 2018, which reduces CMS payments to Medicare Advantage plans, which in turn will likely reduce the amounts payable to DMG and its associated physicians, physician groups, and IPAs under its capitation agreements.

The President’s Fiscal Year 2017 budget proposed reforms to Medicare, Medicaid, and other health care programs to reduce spending by approximately $375 billion over the next decade. The budget also proposed a Medicare Advantage competitive bidding system that reforms payments based on plans’ estimates for beneficiary cost-of-care. Such proposals could signal further downward pressure on reimbursement to Medicare providers and Medicare Advantage plans, which would have a negative impact on DMG’s revenues, earnings and cash flows. Future budget cuts could adversely affect DMG’s revenues.

There is uncertainty regarding both Medicare Advantage payment rates and beneficiary enrollment, which, if reduced, would reduce DMG’s overall revenues and net income. For example, although the Congressional Budget Office (CBO) predicted in 2010 that Medicare Advantage participation would drop substantially by 2020, the CBO now predicts that enrollment in Medicare Advantage (and other contracts covering Medicare Parts A and B) could reach 30 million by 2026. Although Medicare Advantage enrollment increased by approximately 5.6 million, or by 50%, between the enactment of the PPACA in 2010 and 2015, there can be no assurance that this trend will continue. Further, fluctuation in Medicare Advantage payment rates are evidenced by CMS’s annual announcement of the expected average change in revenue from the prior year: for 2015, CMS announced an average increase of 0.4%; for 2016, 1.25%; and for 2017, 0.85%. See above for further details regarding Medicare Advantage rates for 2017. Uncertainty over Medicare Advantage enrollment and payment rates present a continuing risk to DMG’s business.

Medicare Advantage enrollment continues to be highly concentrated among a few payors, both nationally and in local markets. As of 2015, in approximately 15 states and the District of Columbia, more than half of all enrollees are in plans offered by one company – an indicator that those markets may lack competition. Consolidation among Medicare Advantage plans, or the Medicare programs failure to attract additional plans to participate in the Medicare Advantage program, could have a negative impact of DMG’s revenues, earnings, and/or cash flows.

DMG’s operations are dependent on competing health plans and, at times, a health plan’s and DMG’s economic interests may diverge.

For the nine months ended September 30, 2016, 63% of DMG’s consolidated capitated medical revenues were earned through contracts with three health plans.

DMG expects that, going forward, substantially all of its revenue will continue to be derived from its contracts with health plans. Each health plan may immediately terminate any of DMG’s contracts and/or any individual credentialed physician upon the occurrence of certain events. They may also amend the material terms of the contracts under certain circumstances. Failure to maintain the contracts on favorable terms, for any reason, would materially and adversely affect DMG’s results of operations and financial condition. A material decline in the number of members could also have a material adverse effect on DMG’s results of operations.

Notwithstanding each health plan’s and DMG’s current shared interest in providing service to DMG’s members who are enrolled in the subject health plans, the health plans may have different and, at times, opposing economic interests from those of DMG. The health plans provide a wide range of health insurance services across a wide range of geographic regions, utilizing a vast network of providers. As a result, they and DMG may have different views regarding the proper pricing of services and/or the proper pricing of the various service providers in their provider networks, the cost of which DMG bears to the extent that the services of such service providers are utilized. These health plans may also have different views than DMG regarding the efforts and expenditures that they, DMG, and/or other service providers should make to achieve and/or maintain various quality ratings. In addition, several health plans have acquired or announced their intent to acquire provider organizations. If health plans with which DMG contracts acquire a significant number of provider organizations, they may not continue to contract with DMG or contract on less favorable terms or seek to prevent DMG from acquiring or entering into arrangements with certain providers. Similarly, as a result of changes in laws, regulations, consumer preferences, or other factors, the health plans may find it in their best interest to provide health insurance services pursuant to another payment or reimbursement structure. In the event DMG’s interests diverge from the interests of the health plans, DMG may have limited recourse or alternative options in light of its dependence on these health plans. There can be no assurances that DMG will continue to find it mutually beneficial to work with these health plans. As a result of various restrictive provisions that appear in some of the managed care agreements with health plans, DMG may at times have limitations on its ability to cancel an agreement with a particular health plan and immediately thereafter contract with a competing health plan with respect to the same service area.

DMG and its associated physicians, physician groups and IPAs and other physicians may be required to continue providing services following termination or renegotiation of certain agreements with health plans.

There are circumstances under federal and state law pursuant to which DMG and its associated physician groups, IPAs and other physicians could be obligated to continue to provide medical services to DMG members in their care following a termination of their applicable risk agreement with health plans and termination of the receipt of payments thereunder. In certain cases, this obligation could require the physician group or IPA to provide care to such member following the bankruptcy or insolvency of a health plan. Accordingly, the obligations to provide medical services to DMG members (and the associated costs) may not terminate at the time the applicable agreement with the health plan terminates, and DMG may not be able to recover its cost of providing those services from the health plan, which could have a material adverse effect on DMG’s financial condition, results of operations and/or cash flows.

DMG operates primarily in California, Florida, Nevada, New Mexico, Washington and Colorado and may not be able to successfully establish a presence in new geographic regions.

DMG derives substantially all of its revenue from operations in California, Florida, Nevada, New Mexico, Washington and Colorado (which we refer to as the Existing Geographic Regions). As a result, DMG’s exposure to many of the risks described herein is not mitigated by a greater diversification of geographic focus. Furthermore, due to the concentration of DMG’s operations in the Existing Geographic Regions, it may be adversely affected by economic conditions, natural disasters (such as earthquakes or hurricanes), or acts of war or terrorism that disproportionately affect the Existing Geographic Regions as compared to other states and geographic markets.

To expand the operations of its network outside of the Existing Geographic Regions, DMG must devote resources to identify and explore perceived opportunities. Thereafter, DMG must, among other things, recruit and retain qualified personnel, develop new offices, establish potential new relationships with one or more health plans, and establish new relationships with physicians and other healthcare providers. The ability to establish such new relationships may be significantly inhibited by competition for such relationships and personnel in the healthcare marketplace in the targeted new geographic regions. Additionally, DMG may face the risk that a substantial portion of the patients served in a new geographic area may be enrolled in a Medicare FFS program and will not desire to transition to a Medicare Advantage program, such as those offered through the health plans that DMG serves, or they may enroll with other health plans with whom DMG does not contract to receive services, which could reduce substantially DMG’s perceived opportunity in such geographic area. In addition, if DMG were to seek to expand outside of the Existing Geographic Regions, DMG would be required to comply with laws and regulations of states that may differ from the ones in which it currently operates, and could face competitors with greater knowledge of such local markets. DMG anticipates that any geographic expansion may require it to make a substantial investment of management time, capital and/or other resources. There can be no assurance that DMG will be able to establish profitable operations or relationships in any new geographic markets.

Reductions in the quality ratings of the health plans DMG serves could have an adverse effect on its results of operations, financial condition and/or cash flow.

As a result of the Health Reform Acts, the level of reimbursement each health plan receives from CMS is dependent, in part, upon the quality rating of the Medicare plan. Such ratings impact the percentage of any cost savings rebate and any bonuses earned by such health plan. Since a significant portion of DMG’s revenue is expected to be calculated as a percentage of CMS reimbursements received by these health plans with respect to DMG members, reductions in the quality ratings of a health plan that DMG serves could have an adverse effect on its results of operations, financial condition, and/or cash flows.

Given each health plan’s control of its plans and the many other providers that serve such plans, DMG believes that it will have limited ability to influence the overall quality rating of any such plan. In addition, CMS has begun terminating plans that have had a rating of less than three stars for three consecutive years, whereas Medicare Advantage plans with five stars are permitted to conduct enrollment throughout almost the entire year. Accordingly, since low quality ratings can potentially lead to the termination of a plan that DMG serves, DMG may not be able to prevent the potential termination of a contracting plan or a shift of patients to other plans based upon quality issues which could, in turn, have an adverse effect on DMG’s results of operations, financial condition and/or cash flows.

DMG’s records and submissions to a health plan may contain inaccurate or unsupportable information regarding risk adjustment scores of members, which could cause DMG to overstate or understate its revenue and subject it to various penalties.

DMG, on behalf of itself and its associated physicians, physician groups and IPAs, submits to health plans claims and encounter data that support the RAF scores attributable to members. These RAF scores determine, in part, the revenue to which the health plans and, in turn, DMG is entitled for the provision of medical care to such members. The data submitted to CMS by each health plan is based, in part, on medical charts and diagnosis codes prepared and submitted by DMG. Each health plan generally relies on DMG and its employed or affiliated physicians to appropriately document and support such RAF data in DMG’s medical records. Each health plan also relies on DMG and its employed or affiliated physicians to appropriately code claims for medical services provided to members. Erroneous claims and erroneous encounter records and submissions could result in inaccurate PMPM fee revenue and risk adjustment payments, which may be subject to correction or retroactive adjustment in later periods. This corrected or adjusted information may be reflected in financial statements for periods subsequent to the period in which the revenue was recorded. DMG might also need to refund a portion of the revenue that it received, which refund, depending on its magnitude, could damage its relationship with the applicable health plan and could have a material adverse effect on DMG’s results of operations, financial condition or cash flows.

In June 2015, we received a subpoena from the OIG requesting information relating to our and our subsidiaries’ (including DMG’s and its subsidiary JSA’s) provision of services to Medicare Advantage plans and related patient diagnosis coding and risk adjustment submissions and payments. We believe that the request is part of a broader industry investigation into Medicare Advantage patient diagnosis coding and risk adjustment practices and potential overpayments by the government. The information requested includes information relating to patient diagnosis coding practices for a number of conditions, including potentially improper historical DMG coding for a particular condition. With respect to that condition, the guidance related to that coding issue was discontinued following our November 1, 2012 acquisition of DMG and we notified CMS in April 2015 of the coding practice and potential overpayments. We are continuing to review other DMG coding practices to determine whether there were any improper coding issues. We are cooperating with the government and producing the requested information.

Additionally, CMS audits Medicare Advantage plans for documentation to support RAF-related payments for members chosen at random. The Medicare Advantage plans ask providers to submit the underlying documentation for members that they serve. It is possible that claims associated with members with higher RAF scores could be subject to more scrutiny in a CMS or plan audit. There is a possibility that a Medicare Advantage plan may seek repayment from DMG should CMS make any payment adjustments to the Medicare Advantage plan as a result of its audits. The plans also may hold DMG liable for any penalties owed to CMS for inaccurate or unsupportable RAF scores provided by DMG. In addition, DMG could be liable for penalties to the government under the FCA that range from $5,500 to $11,000 (adjusted for inflation) for each false claim, plus up to three times the amount of damages caused by each false claim, which can be as much as the amounts received directly or indirectly from the government for each such false claim. On June 29, 2016, the DOJ released an interim final rule announcing adjustments to FCA penalties, under which the per claim penalty range increases to $10,781 to $21,563 for penalties assessed after August 1, 2016, so long as the underlying conduct occurred after November 2, 2015.

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

There can be no assurance that a health plan will not be randomly selected or targeted for review by CMS or that the outcome of such a review will not result in a material adjustment in DMG’s revenue and profitability, even if the information DMG submitted to the plan is accurate and supportable.

Separately, as described in further detail below, on March 13, 2015, JSA, a subsidiary of DMG, received a subpoena from the OIG that relates, in part, to risk adjustment practices and data.

A failure to accurately estimate incurred but not reported medical expense could adversely affect DMG’s profitability.

Patient care costs include estimates of future medical claims that have been incurred by the patient but for which the provider has not yet billed DMG. These claim estimates are made utilizing actuarial methods and are continually evaluated and adjusted by management, based upon DMG’s historical claims experience and other factors, including an independent assessment by a nationally recognized actuarial firm. Adjustments, if necessary, are made to medical claims expense and capitated revenues when the assumptions used to determine DMG’s claims liability changes and when actual claim costs are ultimately determined.

Due to the inherent uncertainties associated with the factors used in these estimates and changes in the patterns and rates of medical utilization, materially different amounts could be reported in DMG’s financial statements for a particular period under different conditions or using different, but still reasonable, assumptions. It is possible that DMG’s estimates of this type of claim may be inadequate in the future. In such event, DMG’s results of operations could be adversely impacted. Further, the inability to estimate these claims accurately may also affect DMG’s ability to take timely corrective actions, further exacerbating the extent of any adverse effect on DMG’s results.

DMG faces certain competitive threats which could reduce DMG’s profitability and increase competition for patients.

DMG faces certain competitive threats based on certain features of the Medicare programs, including the following:

•

As a result of the direct and indirect impacts of the Health Reform Acts, many Medicare beneficiaries may decide that an original Medicare FFS program is more attractive than a Medicare Advantage plan. As a result, enrollment in the health plans DMG serves may decrease.

•

Managed care companies offer alternative products such as regional preferred provider organizations (PPOs) and private FFS plans. Medicare PPOs and private FFS plans allow their patients more flexibility in selecting physicians than Medicare Advantage health plans, which typically require patients to coordinate care with a primary care physician. The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 has encouraged the creation of regional PPOs through various incentives, including certain risk corridors, or cost reimbursement provisions, a stabilization fund for incentive payments, and special payments to hospitals not otherwise contracted with a Medicare Advantage plan that treat regional plan enrollees. The formation of regional Medicare PPOs and private FFS plans may affect DMG’s relative attractiveness to existing and potential Medicare patients in their service areas.

•

The payments for the local and regional Medicare Advantage plans are based on a competitive bidding process that may indirectly cause a decrease in the amount of the PMPM fee or result in an increase in benefits offered.

•

The annual enrollment process and subsequent lock-in provisions of the Health Reform Acts may adversely affect DMG’s level of revenue growth as it will limit the ability of a health plan to market to and enroll new Medicare beneficiaries in its established service areas outside of the annual enrollment period.

•

CMS allows Medicare beneficiaries who are enrolled in a Medicare Advantage plan with a quality rating of 4.5 stars or less to enroll in a 5-star rated Medicare Advantage plan at any time during the benefit year. Therefore, DMG may face a competitive disadvantage in recruiting and retaining Medicare beneficiaries.

In addition to the competitive threats intrinsic to the Medicare programs, competition among health plans and among healthcare providers may also have a negative impact on DMG’s profitability. For example, due to the large population of Medicare beneficiaries, DMG’s Existing Geographic Regions have become increasingly attractive to health plans that may compete with DMG. DMG may not be able to continue to compete profitably in the healthcare industry if additional competitors enter the same market. If DMG cannot compete profitably, the ability of DMG to compete with other service providers that contract with competing health plans may be substantially impaired. Furthermore, if DMG is unable to obtain new members or experiences a loss of existing members to competitors during the open enrollment period for Medicare it could have a material adverse effect on DMG’s financial condition and results of operations.

DMG competes directly with various regional and local companies that provide similar services in DMG’s Existing Geographic Regions. DMG’s competitors vary in size and scope and in terms of products and services offered. DMG believes that some of its competitors and potential competitors may be significantly larger than DMG and have greater financial, sales, marketing and other resources. Furthermore, it is DMG’s belief that some of its competitors may make strategic acquisitions or establish cooperative relationships among themselves.

A disruption in DMG’s healthcare provider networks could have an adverse effect on DMG’s operations and profitability.

In any particular service area, healthcare providers or provider networks could refuse to contract with DMG, demand higher payments, or take other actions that could result in higher healthcare costs, disruption of benefits to DMG’s members, or difficulty in meeting applicable regulatory or accreditation requirements. In some service areas, healthcare providers or provider networks may have significant market positions. If healthcare providers or provider networks refuse to contract with DMG, use their market position to negotiate favorable contracts, or place DMG at a competitive disadvantage, then DMG’s ability to market or to be profitable in those service areas could be adversely affected. DMG’s provider networks could also be disrupted by the financial insolvency of a large provider group. Any disruption in DMG’s provider networks could result in a loss of members or higher healthcare costs.

DMG’s revenues and profits could be diminished if DMG fails to retain and attract the services of key primary care physicians.

Key primary care physicians with large patient enrollment could retire, become disabled, terminate their provider contracts, get lured away by a competing independent physician association or medical group, or otherwise become unable or unwilling to continue practicing medicine or contracting with DMG or its associated physicians, physician groups or IPAs. In addition, DMG’s associated physicians, physician groups and IPAs could view the business model as unfavorable or unattractive to such providers, which could cause such associated physicians, physician groups or IPAs to terminate their relationships with DMG. Moreover, given limitations relating to the enforcement of post-termination noncompetition covenants in California, it would be difficult to restrict a primary care physician from competing with DMG’s associated physicians, physician groups or IPAs. As a result, members who have been served by such physicians could choose to enroll with competitors’ physician organizations or could seek medical care elsewhere, which could reduce DMG’s revenues and profits. Moreover, DMG may not be able to attract new physicians to replace the services of terminating physicians or to service its growing membership.

Participation in Accountable Care Organization programs is new and subject to federal regulation, supervision, and evolving regulatory developments and may result in financial liability.

The Health Reform Acts established Medicare Shared Savings Programs (MSSP) for ACOs, which took effect in January 2012. Under the MSSP, eligible organizations are accountable for the quality, cost and overall care of Medicare beneficiaries assigned to an ACO and may be eligible to share in any savings below a specified benchmark amount. The Secretary of HHS is also authorized, but not required, to use capitation payment models with ACOs. DMG has formed an MSSP ACO through a subsidiary, which operates in California, Florida, and Nevada and is evaluating whether to participate in more ACOs in the future. The continued development and expansion of ACOs will have an uncertain impact on DMG’s revenue and profitability. We also are participating as a dialysis provider in Arizona, Florida, New Jersey, and Pennsylvania for the Innovation Center’s CEC Model.

The ACO programs are relatively new and therefore operational and regulatory guidance is limited. It is possible that the operations of DMG’s subsidiary ACO may not fully comply with current or future regulations and guidelines applicable to ACOs, may not achieve quality targets or cost savings, or may not attract or retain sufficient physicians or patients to allow DMG to meet its objectives. Additionally, poor performance could put the DMG ACO at financial risk with a potential obligation to CMS. Traditionally, other than FFS billing by the medical clinics and healthcare facilities operated by DMG, DMG has not directly contracted with CMS and has not operated any health plans or provider sponsored networks. Therefore, DMG may not have the necessary experience, systems or compliance to successfully achieve a positive return on its investment in the ACO or to avoid financial or regulatory liability. DMG believes that its historical experience with fully delegated managed care will be applicable to operation of its subsidiary ACO, but there can be no such assurance.

California hospitals may terminate their agreements with HealthCare Partners Affiliates Medical Group and HealthCare Partners Associates Medical Group, Inc. (collectively HCPAMG) or reduce the fees they pay to DMG.

In California, HCPAMG maintains significant hospital arrangements designed to facilitate the provision of coordinated hospital care with those services provided to members by HCPAMG and its associated physicians, physician groups and IPAs. Through contractual arrangements with certain key hospitals, HCPAMG provides utilization review, quality assurance and other management services related to the provision of patient care services to members by the contracted hospitals and downstream hospital contractors. In the event that any one of these key hospital agreements is amended in a financially unfavorable manner or is otherwise terminated, such events could have a material adverse effect on DMG’s financial condition, and results of operations.

DMG’s professional liability and other insurance coverage may not be adequate to cover DMG’s potential liabilities.

DMG maintains primary professional liability insurance and other insurance coverage through California Medical Group Insurance Company, Risk Retention Group, an Arizona corporation in which DMG is the majority owner, and through excess coverage contracted through third-party insurers. DMG believes such insurance is adequate based on its review of what it believes to be all applicable factors, including industry standards. Nonetheless, potential liabilities may not be covered by insurance, insurers may dispute coverage or may be unable to meet their obligations, the amount of insurance coverage and/or related reserves may be inadequate, or the amount of any DMG self-insured retention may be substantial. There can be no assurances that DMG will be able to obtain insurance coverage in the future, or that insurance will continue to be available on a cost-effective basis, if at all. Moreover, even if claims brought against DMG are unsuccessful or without merit, DMG would have to defend itself against such claims. The defense of any such actions may be time-consuming and costly and may distract DMG management’s attention. As a result, DMG may incur significant expenses and may be unable to effectively operate its business.

Changes in the rates or methods of third-party reimbursements may adversely affect DMG operations.

Any negative changes in governmental capitation or FFS rates or methods of reimbursement for the services DMG provides could have a significant adverse impact on DMG’s revenue and financial results. Since governmental healthcare programs generally reimburse on a fee schedule basis rather than on a charge-related basis, DMG generally cannot increase its revenues from these programs by increasing the amount it charges for its services. Moreover, if DMG’s costs increase, DMG may not be able to recover its increased costs from these programs. Government and private payors have taken and may continue to take steps to control the cost, eligibility for, use, and delivery of healthcare services due to budgetary constraints, and cost containment pressures as well as other financial issues. DMG believes that these trends in cost containment will continue. These cost containment measures, and other market changes in non-governmental insurance plans have generally restricted DMG’s ability to recover, or shift to non-governmental payors, any increased costs that DMG experiences. DMG’s business and financial operations may be materially affected by these cost containment measures, and other market changes.

DMG’s business model depends on numerous complex management information systems and any failure to successfully maintain these systems or implement new systems could materially harm DMG’s operations and result in potential violations of healthcare laws and regulations.

DMG depends on a complex, specialized, and integrated management information system and standardized procedures for operational and financial information, as well as for DMG’s billing operations. DMG may experience unanticipated delays, complications or expenses in implementing, integrating, and operating these integrated systems. Moreover, DMG may be unable to enhance its existing management information system or implement new management information systems where necessary. DMG’s management information system may require modifications, improvements or replacements that may require both substantial expenditures as well as interruptions in operations. DMG’s ability to implement and operate its integrated systems is subject to the availability of information technology and skilled personnel to assist DMG in creating and maintaining these systems.

DMG’s failure to successfully implement and maintain all of its systems could have a material adverse effect on its business, financial condition and results of operations. For example, DMG’s failure to successfully operate its billing systems could lead to potential violations of healthcare laws and regulations. If DMG is unable to handle its claims volume, or if DMG is unable to pay claims timely, DMG may become subject to a health plan’s corrective action plan or de-delegation until the problem is corrected, and/or termination of the health plan’s agreement with DMG. This could have a material adverse effect on DMG’s operations and profitability. In addition, if DMG’s claims processing system is unable to process claims accurately, the data DMG uses for its incurred but not reported (IBNR) estimates could be incomplete and DMG’s ability to accurately estimate claims liabilities and establish adequate reserves could be adversely affected. Finally, if DMG’s management information systems are unable to function in compliance with applicable state or federal rules and regulations, including, without limitation, medical information confidentiality laws such as Health Insurance Portability and Accountability Act of 1996 (HIPAA), possible penalties and fines due to this lack of compliance could have a material adverse effect on DMG’s financial condition, and results of operations.

DMG may be impacted by eligibility changes to government and private insurance programs.

Due to potential decreased availability of healthcare through private employers, the number of patients who are uninsured or participate in governmental programs may increase. The Health Reform Acts have increased the participation of individuals in the Medicaid program in states that elected to participate in the expanded Medicaid coverage. A shift in payor mix from managed care and other private payors to government payors as well as an increase in the number of uninsured patients may result in a reduction in the rates of reimbursement to DMG or an increase in uncollectible receivables or uncompensated care, with a corresponding decrease in net revenue. Changes in the eligibility requirements for governmental programs such as the Medicaid program under the Health Reform Acts and state decisions on whether to participate in the expansion of such programs also could increase the number of patients who participate in such programs and the number of uninsured patients. Even for those patients who remain in private insurance plans, changes to those plans could increase patient financial responsibility, resulting in a greater risk of uncollectible receivables. These factors and events could have a material adverse effect on DMG’s business, financial condition and results of operations.

Negative publicity regarding the managed healthcare industry generally or DMG in particular could adversely affect DMG’s results of operations or business.

Negative publicity regarding the managed healthcare industry generally, the Medicare Advantage program or DMG in particular, may result in increased regulation and legislative review of industry practices that further increase DMG’s costs of doing business and adversely affect DMG’s results of operations or business by:

•	requiring DMG to change its products and services;
•

increasing the regulatory, including compliance, burdens under which DMG operates, which, in turn, may negatively impact the manner in which DMG provides services and increase DMG’s costs of providing services;

•

adversely affecting DMG’s ability to market its products or services through the imposition of further regulatory restrictions regarding the manner in which plans and providers market to Medicare Advantage enrollees; or

•	adversely affecting DMG’s ability to attract and retain members.

Risk factors related to our overall business and ownership of our common stock:

If we fail to adhere to all of the complex government regulations that apply to our business, we could suffer severe consequences that would substantially reduce our revenues, earnings, cash flows and stock price.

Our operations are subject to extensive federal, state and local government regulations, including Medicare and Medicaid payment rules and regulations, federal and state anti-kickback laws, the Stark Law and analogous state self-referral prohibition statutes, Federal Acquisition Regulations, the FCA, the Civil Monetary Penalty statute, FCPA and federal and state laws regarding the collection, use and disclosure of patient health information (e.g., HIPAA) and the storage, handling and administration of pharmaceuticals. The Medicare and Medicaid reimbursement rules related to claims submission, enrollment and licensing requirements, cost reporting, and payment processes impose complex and extensive requirements upon dialysis providers as well. A violation or departure from any of these legal requirements may result in government audits, lower reimbursements, significant fines and penalties, the potential loss of certification, recoupment efforts or voluntary repayments.

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

In addition, the FCA amended the Social Security Act to make the knowing failure to report and return overpayments within 60 days of when the overpayment was identified an obligation for purposes of the FCA, 31 U.S.C. § 3729(b)(3). An overpayment impermissibly retained could also lead to exclusion and penalties under the federal Civil Monetary Penalty statute. The final rule implementing these obligations to return overpayments, as they apply to Medicare providers, became effective on March 14, 2016. HHS also released an interim final rule increasing civil monetary penalties anywhere from 1 percent to 150 percent to adjust for inflation, effective September 6, 2016. These obligations to report and return overpayments could subject our procedures for identifying and processing overpayments to greater scrutiny. We have made significant investments in new resources to decrease the time it takes to identify and process overpayments, and we may be required to make additional investments in the future. From time to time we may conduct internal compliance reviews, the results of which may involve the identification of overpayments or other liabilities. An acceleration in our ability to identify and process overpayments could result in us refunding overpayments to government and other payors more rapidly than we have in the past which could have a material adverse effect on our operating cash flows. In the fourth quarter of 2015, we recorded an estimated accrual of $22 million for potential damages and liabilities associated with write-offs and discounts of patient co-payment obligations, and credits to payors for returns of prescriptions drugs related to our pharmacy business that were identified during the course of an internally-initiated compliance review. We have disclosed the results of this ongoing review to the government. We may accrue additional reserves for refunds and related damages and potential liabilities arising out of this review.

Additionally, the federal government has used the FCA to prosecute a wide variety of alleged false claims and fraud allegedly perpetrated against Medicare and state health care programs, including coding errors, billing for services not rendered, the submission of false cost reports, billing for services at a higher payment rate than appropriate, billing under a comprehensive code as well as under one or more component codes included in the comprehensive code and billing for care that is not considered medically necessary. Moreover, amendments to the federal Anti-Kickback Statute in the health reform law make claims tainted by anti-kickback violations potentially subject to liability under the FCA, including qui tam or whistleblower suits. The penalties for a violation of the FCA range from $5,500 to $11,000 (adjusted for inflation) for each false claim plus three times the amount of damages caused by each such claim which generally means the amount received directly or indirectly from the government. On June 29, 2016, the DOJ released an interim final rule announcing adjustments to FCA penalties, under which the per claim penalty range increases to $10,781 to $21,563 for penalties assessed after August 1, 2016, so long as the underlying conduct occurred after November 2, 2015. Given the high volume of claims processed by our various operating units, the potential is high for substantial penalties in connection with any alleged FCA violations.

In addition to the provisions of the FCA, which provide for civil enforcement, the federal government can use several criminal statutes to prosecute persons who are alleged to have submitted false or fraudulent claims for payment to the federal government.

The CID received by our wholly-owned pharmacy services subsidiary, DaVita Rx, LLC, specifically references that it is in connection with an FCA investigation concerning allegations that this subsidiary presented or caused to be presented false claims for payment to the government for prescription medications, as well as into the Company’s relationship with pharmaceutical manufacturers. See the risk factor that immediately follows below for further details.

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

We are the subject of a number of investigations by the federal government. We have received subpoenas or other requests for documents from the federal government in connection with the Swoben private civil suit, the 2011 U.S. Attorney Medicaid investigation, the 2015 U.S. Attorney Transportation Investigation, the investigations underlying the two subpoenas regarding patient diagnosis coding received by DMG and its JSA subsidiary, the 2015 DOJ Vascular Access Investigation and the 2016 U.S. Attorney Prescription Drug Investigation described below.

In the Swoben private civil suit, a relator filed a complaint against us in federal court under the FCA qui tam provisions, as well as the provision of the California False Claims Act. In July 2013, the court granted DMG’s motion and dismissed with prejudice all of the claims in the Third Amended Complaint, and in October 2013 the plaintiff appealed to the United States Court of Appeals for the Ninth Circuit. In August 2016, a panel of the Ninth Circuit overturned the trial court’s ruling and vacated the dismissal of the Third Amended Complaint. The Company and certain defendants have petitioned the Ninth Circuit for a rehearing before the entire court, rather than a limited panel. The petition for rehearing by the entire Ninth Circuit Court is pending.

Additionally, in March 2015, JSA, a subsidiary of DMG, received a subpoena from the OIG. We have been advised by an attorney with the Civil Division of the DOJ in Washington, D.C. that the subpoena relates to an ongoing civil investigation concerning Medicare Advantage service providers’ risk adjustment practices and data, including identification and verification of patient diagnoses and factors used in making the diagnoses. The subpoena requests documents and information for the period from January 1, 2008 through December 31, 2013, for certain Medicare Advantage plans for which JSA provided services. It also requests information regarding JSA’s communications about patient diagnoses as they relate to certain Medicare Advantage plans generally, and more specifically as related to two Florida physicians with whom JSA previously contracted.

In June 2015, we received a subpoena from the OIG. This civil subpoena covers the period from January 1, 2008 through the present and seeks production of a wide range of documents relating to our and our subsidiaries’ (including DMG and its subsidiary JSA) provision of services to Medicare Advantage plans and related patient diagnosis coding and risk adjustment submissions and payments. The information requested includes information relating to patient diagnosis coding practices for a number of conditions, including potentially improper historical DMG coding for a particular condition. With respect to that condition, the guidance related to that coding issue was discontinued following our November 1, 2012 acquisition of DMG, and we notified CMS of the coding practice and potential overpayments. In that regard, we have identified certain additional coding practices which may have been problematic and are in discussions with the DOJ about the scope and nature of a review of claims relating to those practices. We are cooperating with the government and are producing the requested information. In addition, we are continuing to review other DMG coding practices to determine whether there were any improper coding issues. In connection with the DMG merger, we have certain indemnification rights against the sellers and an escrow was established as security for the indemnification. We have submitted an indemnification claim against the sellers secured by the escrow for any and all liabilities incurred relating to these matters and intend to pursue recovery from the escrow. However, we can make no assurances that the indemnification and escrow will cover the full amount of our potential losses related to these matters.

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

In early February 2016, we announced that our pharmacy services wholly-owned subsidiary, DaVita Rx, received a CID from the U.S. Attorney’s Office for the Northern District of Texas. It appears the government is conducting an FCA investigation concerning allegations that DaVita Rx presented or caused to be presented false claims for payment to the government for prescription medications, as well as into the Company’s relationship with pharmaceutical manufacturers. The CID covers the period from January 1, 2006 through the present. In the spring of 2015, we initiated an internal compliance review of DaVita Rx during which we identified potential billing and operational issues. We notified the government in September 2015 that we were conducting this review of DaVita Rx and began providing regular updates of our review. In the fourth quarter of 2015, we recorded an estimated accrual of $22 million for potential damages and liabilities associated with write-offs and discounts of patient co-payment obligations, and credits to payors for returns of prescriptions drugs, related to DaVita Rx that were identified during the course of this internal compliance review. We may accrue additional reserves for refunds and related damages and potential liabilities arising out of this review. Upon completion of our review, we filed a self-disclosure with the OIG in early February 2016 and we have been working to address and update the practices we identified in the self-disclosure, some of which overlap with information requested by the U.S. Attorney’s Office. We do not know if the U.S. Attorney’s Office, which is part of the DOJ, knew when it served the CID on us that we were already in the process of developing a self-disclosure to the OIG. The OIG informed us in late February that our submission was not accepted. They indicated that the OIG is not expressing an opinion regarding the conduct disclosed or our legal positions. We are cooperating with the government and are producing the requested information.

In addition to the inquiries and proceedings specifically identified above, the Company is frequently subject to other inquiries by state or federal government agencies and/or private civil qui tam complaints filed by relators. Responding to subpoenas, investigations and civil suits as well as defending ourselves in such matters will continue to require management’s attention and we will continue to incur significant legal expense. Any negative findings or certain terms and conditions that we might agree to accept as part of a negotiated resolution could result in substantial financial penalties or awards against or substantial payments made by us, the imposition of certain obligations on our practices and procedures, exclusion from future participation in the Medicare and Medicaid programs and, in certain cases, criminal penalties. It is possible that criminal proceedings may be initiated against us in connection with investigations by the federal government. To our knowledge, no proceedings have been initiated by the federal government against us at this time. At this time, we cannot predict the ultimate outcome of these inquiries, or the potential outcome of the claims in the relators’ civil suits (except as described above), or the potential range of damages, if any. See Note 10 to the condensed consolidated financial statements of this report for additional details regarding these and other matters.

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

Our ability to effectively provide the services we offer could be negatively impacted if certain of our suppliers are unable to meet our needs, if there are material price increases, or if we are unable to effectively access new technology, which could substantially reduce our revenues, earnings and cash flows.

We have significant suppliers that are either the sole or primary source of products critical to the services we provide, including Amgen, Baxter, FMC, NxStage Medical, Inc. and others or to which we have committed obligations to make purchases. If any of these suppliers is unable to meet our needs for the products they supply, including in the event of a product recall or shortage, and we are not able to find adequate alternative sources, if we experience material price increases from these suppliers that we are unable to mitigate, or if some of the drugs that we purchase are not reimbursed or not adequately reimbursed by commercial payors or through the bundled payment rate by Medicare, our revenues, earnings and cash flows could be substantially reduced. In addition, the technology related to the products critical to the services we provide is subject to new developments and may result in superior products. If we are not able to access superior products on a cost-effective basis or if suppliers are not able to fulfill our requirements for such products, we could face patient attrition which could substantially reduce our revenues, earnings and cash flows.

DMG operates in a different line of business from our historical business, and we face challenges managing DMG as a new business and may not realize anticipated benefits.

As a result of the DMG transaction, we are now significantly engaged in a new line of business. We may not have the expertise, experience and resources to pursue all of our businesses at once, and we may be unable to successfully operate all businesses in the combined company. The administration of DMG will require implementation of appropriate operations, management, and financial reporting systems and controls. We experience difficulties in effectively implementing these and other systems. The management of DMG requires and will continue to require the focused attention of our management team, including a significant commitment of its time and resources. The need for management to focus on these matters could have a material and adverse impact on our revenues and operating results. If the DMG operations are less profitable than we currently anticipate or we do not have the experience, the appropriate expertise or the resources to pursue all businesses in the combined company, the results of operations and financial condition may be materially and adversely affected, and in that regard, we have taken goodwill impairment charges of $206 million, $77 million and $176 million in December 2015, March 2016 and June 2016, respectively, and may continue incurring additional impairment charges.

If we fail to successfully maintain an effective internal control over financial reporting, the integrity of our financial reporting could be compromised, which could result in a material adverse effect on our reported financial results.

The integration of DMG into our internal control over financial reporting has required and will continue to require significant time and resources from our management and other personnel and will increase our compliance costs. Failure to maintain an effective internal control environment could have a material adverse effect on our ability to accurately report our financial results and the market’s perception of our business and our stock price.

The market price of our common stock may be affected by factors different from those affecting the shares of our common stock prior to consummation of the DMG transaction.

Our historical business differs substantially from that of DMG. Accordingly, the results of operations of the combined company and the market price of our common stock may be affected by factors different from those that previously affected the independent results of operations of each of the Company and DMG.

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
•

failure to comply with U.S. laws, such as the Foreign Corrupt Practices Act (FCPA), or local laws that prohibit us, our partners, or our partners’ or our intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining business.

Issues relating to the failure to comply with any of the above may impact our domestic business and/or raise scrutiny on our domestic practices.

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

We have substantial debt outstanding, we incurred a substantial amount of additional debt in connection with the DMG transaction and we may incur additional indebtedness in the future. Our substantial indebtedness could have important consequences to you, for example, it could:

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

The borrowings under our senior secured credit facilities are guaranteed by a substantial portion of our direct and indirect wholly-owned domestic subsidiaries and are secured by a substantial portion of DaVita Inc.’s and its subsidiaries’ assets.

We may be subject to liability claims for damages and other expenses that are not covered by insurance or exceed our existing insurance coverage that could reduce our earnings and cash flows.

Our operations and how we manage our Company may subject us, as well as our officers and directors to whom we owe certain defense and indemnity obligations, to litigation and liability for damages. Our business, profitability and growth prospects could suffer if we face negative publicity or we pay damages or defense costs in connection with a claim that is outside the scope or limits of coverage of any applicable insurance coverage, including claims related to adverse patient events, contractual disputes, professional and general liability and directors’ and officers’ duties. In addition, we have received several notices of claims from commercial payors and other third parties, as well as subpoenas and CIDs from the federal government, related to our historical billing practices and the historical billing practices of acquired businesses. Although the ultimate outcome of these claims cannot be predicted, an adverse result with respect to one or more of these claims could have a material adverse effect on our financial condition, results of operations and cash flows. We currently maintain insurance coverage for those risks we deem are appropriate to insure against and make determinations about whether to self-insure as to other risks or layers of coverage. However, a successful claim, including a professional liability, malpractice or negligence claim which is in excess of any applicable insurance coverage, or that is subject to our self-insurance retentions, could have a material adverse effect on our earnings and cash flows.

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

Most of our outstanding employee stock-based compensation awards include a provision accelerating the vesting of the awards in the event of a change of control. We also maintain a change of control protection program for our employees who do not have a significant number of stock awards, which has been in place since 2001, and which provides for cash bonuses to the employees in the event of a change of control. Based on the market price of our common stock and shares outstanding on September 30, 2016, these cash bonuses would total approximately $523 million if a change of control transaction occurred at that price and our Board of Directors did not modify this program. These change of control provisions may affect the price an acquirer would be willing to pay for our Company.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Share repurchases

The following table summarizes the Company’s repurchases of its common stock during the third quarter of 2016:

				Approximate dollar value
			Total number	of shares that
			of shares	may yet be
			purchased as	purchased under
	Total number	Average	part of publicly	the plans
	of shares	price paid	announced plans	or programs
Period	purchased	per share	or programs	(in millions)
July 1-31, 2016	—	—	—	1,500.0
August 1-31, 2016	881,075	66.91	881,075	1,441.0
September 1-30, 2016	5,359,619	64.87	5,359,619	1,093.4
Total	6,240,694	65.15	6,240,694

On July 13, 2016, our Board of Directors approved an additional share repurchase authorization in the amount of $1,241 million. This share repurchase approval is in addition to the $259 million remaining at that time under our Board of Directors’ prior share repurchase authorization announced in April 2015. In addition, we repurchased 3,367,024 shares of our common stock for $212 million, or an average price of $63.07, through October 31, 2016. As a result of these transactions, we have a total of $881 million available under the current Board repurchase authorizations as of October 31, 2016. These share repurchase authorizations have no expiration dates. However, we are subject to share repurchase limitations under the terms of the senior secured credit facilities and the indentures governing our senior notes.

Items 3, 4 and 5 are not applicable

Item 6.	Exhibits

(a) Exhibits

Exhibit
Number

3.1	Restated Certificate of Incorporation of DaVita, Inc., as filed with the Secretary of State of Delaware on November 1, 2016. ✓

3.2	Restated Certificate of Incorporation of DaVita, Inc., as filed with the Secretary of State of Delaware on November 1, 2016 (marked to show new text of previously filed consolidated amendments). ✓

3.3	Amended and Restated Bylaws of DaVita, Inc., adopted on September 7, 2016. ✓

3.4	Amended and Restated Bylaws of DaVita, Inc., adopted on September 7, 2016 (marked to show new text of amendment adopted on September 7, 2016). ✓

12.1	Ratio of earnings to fixed charges. ✓

31.1	Certification of the Chief Executive Officer, dated November 2, 2016, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

31.2	Certification of the Chief Financial Officer, dated November 2, 2016, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

32.1	Certification of the Chief Executive Officer, dated November 2, 2016, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

32.2	Certification of the Chief Financial Officer, dated November 2, 2016, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

101.INS	XBRL Instance Document. ✓

101.SCH	XBRL Taxonomy Extension Schema Document. ✓

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. ✓

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. ✓

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. ✓

101.PRE	XBRL Taxonomy Extension Presentation, Linkbase Document. ✓

✓	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAVITA INC.

BY:	/s/ JAMES K. HILGER
James K. Hilger
Interim Chief Financial Officer and Chief Accounting Officer*

Date: November 2, 2016

*	Mr. Hilger has signed both on behalf of the Registrant as a duly authorized officer and as the Registrant’s principal accounting officer.

INDEX TO EXHIBITS

Exhibit
Number

3.1	Restated Certificate of Incorporation of DaVita, Inc., as filed with the Secretary of State of Delaware on November 1, 2016. ✓

3.2	Restated Certificate of Incorporation of DaVita, Inc., as filed with the Secretary of State of Delaware on November 1, 2016 (marked to show new text of previously filed consolidated amendments). ✓

3.3	Amended and Restated Bylaws of DaVita, Inc., adopted on September 7, 2016. ✓

3.4	Amended and Restated Bylaws of DaVita, Inc., adopted on September 7, 2016 (marked to show new text of amendment adopted on September 7, 2016). ✓

12.1	Ratio of earnings to fixed charges. ✓

31.1	Certification of the Chief Executive Officer, dated November 2, 2016, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

31.2	Certification of the Chief Financial Officer, dated November 2, 2016, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

32.1	Certification of the Chief Executive Officer, dated November 2, 2016, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

32.2	Certification of the Chief Financial Officer, dated November 2, 2016, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

101.INS	XBRL Instance Document. ✓

101.SCH	XBRL Taxonomy Extension Schema Document. ✓

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. ✓

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. ✓

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. ✓

101.PRE	XBRL Taxonomy Extension Presentation, Linkbase Document. ✓

✓	Filed herewith.