Form 10-K
period 2016-12-31
DAVITA INC.
filed 2017-02-24
CIK 927066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

For the Fiscal Year Ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2016, the number of shares of the Registrant’s common stock outstanding was approximately 206.9 million shares and the aggregate market value of the common stock outstanding held by non-affiliates based upon the closing price of these shares on the New York Stock Exchange was approximately $16.0 billion.

As of January 31, 2017, the number of shares of the Registrant’s common stock outstanding held by non-affiliates was approximately 194.6 million shares.

Documents incorporated by reference

Portions of the Registrant’s proxy statement for its 2017 annual meeting of stockholders are incorporated by reference in Part III of this Form 10-K.

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

Overview of DaVita Inc.

The Company consists of two major divisions, DaVita Kidney Care (Kidney Care) and DaVita Medical Group (DMG, formerly known as HealthCare Partners or HCP). Kidney Care is comprised of our U.S. dialysis and related lab services, our ancillary services and strategic initiatives, including our international operations and our corporate administrative support. Our U.S. dialysis and related lab services business is our largest line of business, which is a leading provider of kidney dialysis services in the U.S. for patients suffering from chronic kidney failure, also known as end stage renal disease (ESRD). Our DMG division is a patient- and physician-focused integrated healthcare delivery and management company with over two decades of providing coordinated, outcomes-based medical care in a cost-effective manner.

For financial information about our reportable segments see Note 25 to the consolidated financial statements included in this report.

Kidney Care Division

U.S. dialysis and related lab services business overview

Our U.S. dialysis and related lab services business is a leading provider of kidney dialysis services for patients suffering from ESRD. As of December 31, 2016, we provided dialysis and administrative services in the U.S. through a network of 2,350 outpatient dialysis centers in 46 states and the District of Columbia, serving a total of approximately 187,700 patients. We also provide acute inpatient dialysis services in approximately 900 hospitals and related laboratory services throughout the U.S. All references in this document to dialysis and related lab services refer only to our U.S. dialysis and related lab services business.

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

According to the United States Renal Data System, there were approximately 477,000 ESRD dialysis patients in the U.S. in 2014. The underlying ESRD dialysis patient population has grown at an approximate compound rate of 3.8% from 2000 to 2014, the latest period for which such data is available. The growth rate is attributable to the aging of the U.S. population, increased incidence rates for diseases that cause kidney failure such as diabetes and hypertension, lower mortality rates for dialysis patients and growth rates of minority populations with higher than average incidence rates of ESRD.

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

Although Medicare reimbursement limits the allowable charge per treatment, it provides industry participants with a relatively predictable and recurring revenue stream for dialysis services provided to patients without commercial insurance. For the year ended December 31, 2016, approximately 88% of our total dialysis patients were covered under some form of government-based programs, with approximately 75% of our dialysis patients covered under Medicare and Medicare-assigned plans.

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

Dialysis and related lab services we provide

Outpatient hemodialysis services

As of December 31, 2016, we operated or provided administrative services through a network of 2,350 outpatient dialysis centers in the U.S. that are designed specifically for outpatient hemodialysis. In 2016, our overall network of U.S. outpatient dialysis centers increased by 99 primarily as a result of the opening of new dialysis centers, net of center closures and divestitures, and acquisitions, representing a total increase of approximately 4.4% from 2015.

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

Under Medicare regulations, we cannot promote, develop or maintain any kind of contractual relationship with our patients that would directly or indirectly obligate a patient to use or continue to use our dialysis services, or that would give us any preferential rights other than those related to collecting payments for our dialysis services. Our total patient turnover, which is based upon all causes, averaged approximately 25% in both 2016 and 2015. However, in 2016, the overall number of patients to whom we provided services in the U.S. increased by approximately 4.5% from 2015, primarily from the opening of new dialysis centers and acquisitions, and continued growth within the industry.

Hospital inpatient hemodialysis services

As of December 31, 2016, we provided hospital inpatient hemodialysis services, excluding physician services, to patients in approximately 900 hospitals throughout the U.S. We render these services based on a contracted per-treatment fee that is individually negotiated with each hospital. When a hospital requests our services, we typically administer the dialysis treatment at the patient’s bedside or in a dedicated treatment room in the hospital, as needed. In 2016, hospital inpatient hemodialysis services accounted for approximately 4.7% of our U.S. dialysis revenues and 4.0% of our total U.S. dialysis treatments.

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

Management services

We currently operate or provide management and administrative services pursuant to management and administrative services agreements to 34 outpatient dialysis centers located in the U.S. in which we either own a noncontrolling interest or are wholly-owned by third parties. Management fees are established by contract and are recognized as earned typically based on a percentage of revenues or cash collections generated by the outpatient dialysis centers.

Quality care

Centers for Medicare and Medicaid Services’ (CMS) Five-Star Quality Rating system, is a rating system that assigns one to five stars to rate the quality of outcomes for dialysis facilities. The rating system provides patients reported information about any given dialysis facility and identifies differences in quality between facilities so that patients can make more informed decisions about where to receive treatment. For the third consecutive year, we are a leader in the industry under the CMS Five-Star Quality Rating system.

In addition, CMS promotes high quality services in outpatient dialysis facilities treating patients with ESRD through its Quality Incentive Program (QIP). QIP associates a portion of payment directly with a facility’s performance on quality of care measures. Payment reductions result when a facility’s overall score on applicable measures does not meet established standards. For the fourth year in a row, we are an industry leader in QIP standards.

Our facilities employ registered nurses, licensed practical or vocational nurses, patient care technicians, social workers, registered dieticians, biomedical technicians and other administrative and support teammates whom aim to achieve superior clinical outcomes at our centers.

Our physician leadership in the Office of the Chief Medical Officer (OCMO) for our dialysis and related lab services business includes 13 senior nephrologists, led by our Chief Medical Officer, with a variety of academic, clinical practice, and clinical research backgrounds. Our Physician Council is an advisory body to senior management composed of nine physicians with extensive experience in clinical practice. In addition, we currently have nine Group Medical Directors.

Sources of revenue—concentrations and risks

Our U.S. dialysis and related lab services business net revenues represent approximately 62% of our consolidated net revenues for the year ended December 31, 2016. Our U.S. dialysis and related lab services revenues are derived primarily from our core business of providing dialysis services and related laboratory services and, to a lesser extent, the administration of pharmaceuticals and management fees generated from providing management and administrative services to certain outpatient dialysis centers, as discussed above.

The sources of our dialysis and related lab services revenues are principally from government-based programs, including Medicare and Medicare-assigned plans, Medicaid and Medicaid-assigned plans and commercial insurance plans.

The following graph summarizes our U.S. dialysis services revenues by source for the year ended December 31, 2016:

Medicare and Medicare-assigned plans 55%, Medicaid and Medicaid-assigned plans 5%, Other government-based programs 4%, Commercial (including hospital inpatient dialysis services) 36%

The following graph summarizes our U.S. dialysis services revenues by modality for the year ended December 31, 2016:

Outpatient hemodialysis 79%, Peritoneal dialysis and home-based hemodialysis 16%, Hospital inpatient hemodialysis 5%

Medicare revenue

Government dialysis related payment rates in the U.S. are principally determined by federal Medicare and state Medicaid policy. For patients with Medicare coverage, all ESRD payments for dialysis treatments are made under a single bundled payment rate which provides a fixed payment rate to encompass all goods and services provided during the dialysis treatment, including certain pharmaceuticals, such as Epogen® (EPO), vitamin D analogs and iron supplements, irrespective of the level of pharmaceuticals administered to the patient or additional services performed. Most lab services are also included in the bundled payment. Under the ESRD Prospective Payment System (PPS), the bundled payments to a dialysis facility may be reduced by as much as 2% based on the facility’s performance in specified quality measures set annually by CMS through QIP, which was established by the Medicare Improvements for Patients and Providers Act of 2008. The bundled payment rate is also adjusted for certain patient characteristics, a geographic usage index and certain other factors.

An important provision in the law is an annual adjustment, or market basket update, to the PPS base rate. Absent action by Congress, the PPS base rate is automatically updated annually by a formulaic inflation adjustment. In December 2013, CMS issued the 2014 final rule for the ESRD PPS, which phases in the payment reductions mandated by the American Taxpayer Relief Act of 2012 (ATRA), as modified by the Protecting Access to Medicare Act of 2014, which reduced our market basket inflation adjustment by

1.25% in 2016 and will reduce our market basket inflation adjustment by 1.25% in 2017 and by 1% in 2018. In November 2016, CMS published the 2017 final rule for the ESRD PPS, which increased dialysis facilities’ bundled payment rate for 2017 relative to prior years. In particular, CMS projects that the 2017 final rule for the ESRD PPS will (i) increase the total payments to all ESRD facilities by 0.73% in 2017 compared to 2016; (ii) increase total payments to hospital-based ESRD facilities by 0.9% in 2017 compared to 2016; and (iii) increase total payments for freestanding facilities by 0.7% in 2017 compared to 2016. The 2017 final rule for the ESRD PPS also implements the Trade Preferences Extension Act of 2015 provisions regarding the coverage and payment of renal dialysis services furnished by ESRD facilities to individuals with acute kidney injury.

As a result of the Budget Control Act of 2011 (BCA) and subsequent activity in Congress, a $1.2 trillion sequester (across-the-board spending cuts) in discretionary programs took effect in 2013 reducing Medicare payments by 2%, which was subsequently extended through fiscal year 2025. These across-the-board spending cuts have affected and will continue to adversely affect our revenues, earnings and cash flows.

The CMS Center for Medicare & Medicaid Innovation Center (Innovation Center) is currently working with various healthcare providers to develop, refine and implement Accountable Care Organizations (ACOs) and other innovative models of care for Medicare and Medicaid beneficiaries. We are currently uncertain of the extent to which the long-term operation and evolution of these models of care, including ACOs, Bundled Payments for Care Improvement Initiative, Comprehensive ESRD Care (CEC) Model (which includes the development of ESRD Seamless Care Organizations (ESCOs)), the Comprehensive Primary Care Initiative, the Duals Demonstration, or other models, will impact the healthcare market over time. Our U.S. dialysis business may choose to participate in one or several of these models either as a partner with other providers or independently. We currently participate in the CEC Model with the Innovation Center, including the ESCO organizations in the Arizona, Florida, and adjacent New Jersey and Pennsylvania markets. In areas where our U.S. dialysis business is not directly participating in this or other Innovation Center models, some of our patients may be assigned to an ACO, another ESRD Care Model, or another program, in which case the quality and cost of care that we furnish will be included in an ACO’s, another ESRD Care Model’s or other program’s calculations.

The Department of Health and Human Services (HHS) has also pledged to tie 50% of Medicare payments to quality or alternate payment models by the end of 2018. As new models of care emerge and evolve, we may be at risk for losing our Medicare patient base, which would have a materially adverse effect on our revenues, earnings and cash flow. Other initiatives in the government or private sector may also arise, including the development of models similar to ACOs, independent practice associations (IPAs) and integrated delivery systems or evolutions of those concepts which could adversely impact our business.

We anticipate that we will continue to experience increases in our operating costs in 2017 that will outpace any net Medicare rate increases that we may receive, which could significantly impact our operating results. In addition, we expect to continue experiencing increases in operating costs that are subject to inflation, such as labor and supply costs, regardless of whether there is a compensating inflation-based increase in Medicare payment rates or in payments under the bundled payment rate system.

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

The 21st Century Cures Act, enacted in December 2016, included a provision that will allow Medicare beneficiaries with ESRD to choose a Medicare Advantage plan. Until the effective date of this law, this choice is available only to Medicare beneficiaries without ESRD. The ESRD related provisions of the 21st Century Cures Act are scheduled to take effect in 2021.

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

Commercial revenue

Before a patient becomes eligible to have Medicare as their primary payor for dialysis services, a patient’s commercial insurance plan, if any, is responsible for payment of such dialysis services for the first 33 months, as discussed above. Although commercial payment rates vary, average commercial payment rates established under commercial contracts are generally significantly higher than Medicare rates. The payments we receive from commercial payors generate nearly all of our profits. Payment methods from commercial payors can include a single lump-sum per treatment, referred to as bundled rates, or in other cases separate payments for dialysis treatments and pharmaceuticals, if used as part of the treatment, referred to as Fee-for-Service (FFS) rates. Commercial payment rates are the result of negotiations between us and insurers or third-party administrators. Our out-of-network payment rates are on average higher than in-network commercial contract payment rates. We continue to enter into some commercial contracts, covering certain patients that will primarily pay us under a single bundled payment rate for all dialysis services provided to these patients. However, some contracts will pay us for certain other services and pharmaceuticals in addition to the bundled payment. These contracts typically contain annual price escalator provisions. We are continuously in the process of negotiating agreements with our commercial payors and if our negotiations result in overall commercial contract payment rate reductions in excess of our commercial contract payment rate increases, our revenues and operating results could be negatively impacted. In addition, if there is an increase in job losses in the U.S., or depending upon changes to the healthcare regulatory system by CMS and/or the impact of healthcare insurance exchanges, we could experience a decrease in the number of patients covered under traditional commercial insurance plans. Patients with commercial insurance who cannot otherwise maintain coverage frequently rely on financial assistance from charitable organizations, such as the American Kidney Fund. If these patients are unable to obtain or continue to receive such financial assistance, our revenues, earnings, and cash flow could be substantially reduced.

Approximately 31% of our dialysis services revenues and approximately 12% of our dialysis treatments and patients are associated with non-acute commercial payors for the year ended December 31, 2016. Non-acute commercial patients as a percentage of our total dialysis patients increased 1% as compared to 2015. Less than 1% of our dialysis and related lab services revenues are due directly from patients. There is no single commercial payor that accounted for more than 10% of total dialysis and related lab services revenues for the year ended December 31, 2016. See Note 23 to the consolidated financial statements included in this report for disclosure on our concentration related to our commercial payors on a total consolidated net revenue basis.

The healthcare reform legislation enacted in 2010 introduced healthcare insurance exchanges which provide a marketplace for eligible individuals and small employers to purchase healthcare insurance. The business and regulatory environment continues to evolve as the exchanges mature, and regulations are challenged, changed and enforced. If commercial payor participation in the exchanges continues to decrease, our revenues, earnings and cash flows could be adversely affected. Although we cannot predict the short- or long-term effects of these factors, we believe the healthcare insurance exchanges could result in a reduction in ESRD patients covered by traditional commercial insurance policies and an increase in the number of patients covered through the exchanges under more restrictive commercial plans with lower reimbursement rates or higher deductibles and co-payments that patients may not be able to pay. To the extent that the ongoing implementation of such exchanges or changes in regulations or enforcement of regulations regarding the exchanges results in a reduction in reimbursement rates for our services from commercial and/or government payors, our revenues, earnings and cash flows could be adversely affected.

In addition, CMS published an interim final rule that establishes new Conditions for Coverage standards for dialysis facilities that require any facility making payments of premiums for individual market health plans to notify patients of potential coverage options and educate them about the benefits of each option. The interim final rule requires facilities to ensure that insurers are informed of and have agreed to accept the payments. On January 25, 2017, the federal court issued a preliminary injunction on CMS’s interim final rule. At this time CMS has not appealed the court’s ruling and we await the final decision from the court. This and any other guidance or rule issued that limits or prohibits the use of charitable premium assistance and/or the ability of patients with access to alternative coverage from selecting a marketplace plan on or off exchange could have a material adverse effect on our revenue, earnings and cash flows.

Revenue from other pharmaceuticals and EPO

The impact of physician-prescribed pharmaceuticals on our overall revenues that are separately billable has significantly decreased since Medicare’s single bundled payment system went into effect beginning in January 2011, as well as some additional commercial contracts that pay us a single bundled payment rate. Approximately 2% of our total dialysis and related lab services revenues for the years ended December 31, 2016 and 2015, are associated with the administration of separately-billable physician-prescribed pharmaceuticals. Of this, the administration of EPO that was separately billable, accounted for approximately half of our separately billable pharmaceuticals of our dialysis and related lab services revenues for both years. EPO is produced by a single manufacturer, Amgen USA Inc. (Amgen). In January 2017, we entered into a six year Sourcing and Supply Agreement with Amgen that expires on December 31, 2022, replacing our prior agreement that was to expire in 2018. Under the terms of the agreement, we will purchase EPO in amounts necessary to meet no less than 90% of our requirements for ESAs. The actual amount of EPO that we will purchase from Amgen will depend upon the amount of EPO administered during dialysis as prescribed by physicians and the overall number of patients that we serve. Any interruption in the supply of EPO or product cost increases could impact our operations.

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

Physician relationships

An ESRD patient generally seeks treatment at an outpatient dialysis center near his or her home where his or her treating nephrologist has practice privileges. Our relationships with local nephrologists and our ability to meet their needs and the needs of their patients are key factors in the success of our dialysis operations. Approximately 5,100 nephrologists currently refer patients to our outpatient dialysis centers. As is typical in the dialysis industry, one or a few physicians, including the outpatient dialysis center’s medical director, usually account for all or a significant portion of an outpatient dialysis center’s patient base.

Participation in the Medicare ESRD program requires that dialysis services at an outpatient dialysis center be under the general supervision of a medical director who is a licensed physician. We have engaged physicians or groups of physicians to serve as medical directors for each of our outpatient dialysis centers. At some outpatient dialysis centers, we also separately contract with one or more other physicians to serve as assistant or associate medical directors or to direct specific programs, such as home dialysis training programs. We have approximately 970 individual physicians and physician groups under contract to provide medical director services.

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

Because we are subject to a number of governmental regulations, our business could be adversely impacted by any of the following:

•	Loss or suspension of required government certifications;
•	Loss or suspension of licenses under the laws of any state or governmental authority from which we generate substantial revenues;
•	Suspension or termination of our participation in government healthcare programs;
•	Exclusion from government healthcare programs, including Medicare and Medicaid;
•	Significant reductions or lack of inflation-adjusted increases in payment rates or reduction of coverage for dialysis and ancillary services and related pharmaceuticals;
•

Civil or criminal liability, fines, damages and monetary penalties for violations of healthcare fraud and abuse laws, including the federal Anti-Kickback Statute, the Physician Self-Referral law (Stark Law), the federal False Claims Act (FCA) and other violations of law or failures to meet regulatory requirements;

•

Enforcement actions by governmental agencies and/or claims for monetary damages from patients who believe their protected health information (PHI) or other confidential health information has been used or disclosed in violation of federal and state patient privacy laws;

•	Mandated changes to our practices or procedures that significantly increase operating expenses;
•	Refunds of payments received from government payors and government healthcare program beneficiaries in violation of law or because of any failures to meet applicable requirements;
•

Imposition of and compliance with corporate integrity agreements that could subject us to ongoing audits and reporting requirements as well as increased scrutiny of our billing and business practices and potential fines;

•	Termination of relationships with medical directors; or
•	Harm to our reputation which could impact our business relationships, affect our ability to obtain financing and decrease access to new business opportunities.

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

Federal criminal penalties for the violation of the federal Anti-Kickback Statute include imprisonment, fines and exclusion of the provider from future participation in the federal healthcare programs, including Medicare and Medicaid. Violations of the federal Anti-Kickback Statute are punishable by imprisonment for up to five years and fines of up to $25,000 or both. Larger fines can be imposed upon corporations under the provisions of the U.S. Sentencing Guidelines and the Alternate Fines Statute. Individuals and entities convicted of violating the federal Anti-Kickback Statute are subject to mandatory exclusion from participation in Medicare, Medicaid and other federal healthcare programs for a minimum of five years. Civil penalties for violation of this law include up to $50,000 in monetary penalties per violation, repayments of up to three times the total payments between the parties and suspension from future participation in Medicare and Medicaid. Court decisions have held that the statute may be violated even if only one purpose of remuneration is to induce referrals. The Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (Affordable Care Act (ACA)) amended the federal Anti-Kickback Statute to clarify the intent that is required to prove a violation. Under the statute as amended, the defendant does not need to have actual knowledge of the federal Anti-Kickback Statute or have the specific intent to violate it. In addition, the ACA amended the federal Anti-Kickback Statute to provide that any claims for items or services resulting from a violation of the federal Anti-Kickback Statute are considered false or fraudulent for purposes of the FCA.

The federal Anti-Kickback Statute includes statutory exceptions and regulatory safe harbors that protect certain arrangements. Business transactions and arrangements that are structured to comply fully with an applicable safe harbor do not violate the federal Anti-Kickback Statute. However, transactions and arrangements that do not satisfy all elements of a relevant safe harbor do not necessarily violate the law. When an arrangement does not satisfy a safe harbor, the arrangement must be evaluated on a case-by-case basis in light of the parties’ intent and the arrangement’s potential for abuse. Arrangements that do not satisfy a safe harbor may be subject to greater scrutiny by enforcement agencies.

We enter into several arrangements with physicians that potentially implicate the Anti-Kickback Statute, such as:

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

Joint Ventures. We own a controlling interest in numerous U.S. dialysis related joint ventures. For the year ended December 31, 2016, these joint ventures represented approximately 24% of our dialysis and related lab services revenues. We may continue to increase the number of our joint ventures. Our relationships with physicians and other referral sources relating to these joint ventures do not fully satisfy the safe harbor for investments in small entities. Although failure to comply with a safe harbor does not render an arrangement illegal under the federal Anti-Kickback Statute, an arrangement that does not operate within a safe harbor may be subject to scrutiny and the Department of Health and Human Services’ Office of Inspector General (OIG) has warned in the past that certain joint venture relationships have a potential for abuse. Based upon the foregoing, physician joint ventures that fall outside the safe harbors are not, by definition, prohibited by law. Instead, such joint ventures require case-by-case evaluation under the federal Anti-Kickback Statute.

In this regard, we have structured our joint ventures to satisfy as many elements of the safe harbor for investments in small entities as we believe are commercially reasonable. For example, we believe that these investments are offered and made by us on a fair market value basis and provide returns to the investors in proportion to their actual investment in the venture. We believe that our joint venture arrangements do not violate the federal Anti-Kickback Statute; however, since the arrangements do not satisfy all of the requirements of an applicable safe harbor, these arrangements could be subject to challenge on the ground that they are intended to induce patient referrals. In that regard, we were subject to investigation by the United States Attorney’s Office for the District of Colorado, the Civil Division of the United States Department of Justice (DOJ) and the OIG related to our relationships with physicians, including our joint ventures, and whether those relationships and joint ventures comply with the federal Anti-Kickback Statute and the FCA. In October 2014, we entered into a Settlement Agreement with the United States and relator David Barbetta to resolve the then pending 2010 and 2011 U.S. Attorney physician relationship investigations. In connection with the resolution of this matter, and in exchange for the OIG’s agreement not to exclude us from participating in the federal healthcare programs, we have entered into a five-year CIA with the OIG. The CIA (i) requires that we maintain certain elements of our compliance programs; (ii) imposes certain expanded compliance-related requirements during the term of the CIA; (iii) requires ongoing monitoring and reporting by an independent monitor, imposes certain reporting, certification, records retention and training obligations, allocates certain oversight responsibility to the Board’s Compliance Committee, and necessitates the creation of a Management Compliance Committee and the retention of an independent compliance advisor to the Board; and (iv) contains certain business restrictions related to a subset of our joint venture arrangement. The costs associated with compliance with the CIA could be substantial and may be greater than we currently anticipate. In addition, in the event of a breach of the CIA, we could become liable for payment of certain stipulated penalties, and could be excluded from participation in federal healthcare programs.

Lease Arrangements. We lease space for numerous dialysis centers from entities in which physicians, hospitals or medical groups hold ownership interests, and we sublease space to referring physicians at approximately 250 of our dialysis centers as of December 31, 2016. These arrangements comply with the federal Anti-Kickback Statute safe harbor for space rentals in all material respects. Therefore, we believe that these lease arrangements should not be subject to challenge under the federal Anti-Kickback Statute.

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

Stark Law

The Stark Law prohibits a physician who has a financial relationship, or who has an immediate family member who has a financial relationship, with entities providing Designated Health Services (DHS), from referring Medicare and Medicaid patients to such entities for the furnishing DHS, unless an exception applies. DHS includes enumerated items and services, including home health services, outpatient prescription drugs, inpatient and outpatient hospital services and clinical laboratory services. The types of financial arrangements between a physician and a DHS entity that trigger the self-referral prohibitions of the Stark Law are broad and include direct and indirect ownership and investment interests and compensation arrangements. The Stark Law also prohibits the DHS entity receiving a prohibited referral from presenting, or causing to be presented, a claim or billing for the services arising out of the prohibited referral. The prohibition applies regardless of the reasons for the financial relationship and the referral; unlike the federal Anti-Kickback Statute, intent to induce referrals is not required. Sanctions for violation of the Stark Law include denial of payment for claims for services provided in violation of the prohibition, refunds of amounts collected in violation of the prohibition, a civil penalty of up to $15,000 for each service arising out of the prohibited referral, a civil penalty of up to $100,000 against parties that enter into a scheme to circumvent the Stark Law prohibition, civil assessment of up to three times the amount claimed, and potential exclusion from the federal healthcare programs, including Medicare and Medicaid. Amounts collected for prohibited claims must be reported and refunded generally within 60 days after the date on which the overpayment was identified. Furthermore, Stark Law violations and failure to return overpayments timely can form the basis for FCA liability as discussed below.

The definition of DHS under the Stark Law excludes services paid under a composite rate, even if some of the components bundled in the composite rate are DHS, unless the DHS services are themselves payable through a composite rate. Although the ESRD bundled payment system is no longer titled a composite rate, we believe that the former composite rate payment system and the current bundled system are both composite systems excluded from the Stark Law. Since most services furnished to Medicare beneficiaries provided in our dialysis centers are reimbursed through a composite or bundled rate, the services performed in our facilities generally are not DHS, and the Stark Law referral prohibition does not apply to those services. Likewise, the definition of inpatient hospital services, for purposes of the Stark Law, also excludes inpatient dialysis performed in hospitals that are not certified to provide ESRD services. Consequently, our arrangements with such hospitals for the provision of dialysis services to hospital inpatients do not trigger the Stark Law referral prohibition.

In addition, although prescription drugs are DHS, there is an exception in the Stark Law for EPO and other specifically enumerated dialysis drugs when furnished in or by an ESRD facility such that the arrangement for the furnishing of the drugs does not violate the federal Anti-Kickback Statute, and all billing and claims submission for the drugs does not violate any laws or regulations governing billing or claims submission. The exception is available only for drugs included on a list of Current Procedural Terminology/Healthcare Common Procedure Coding System (CPT/HCPCS) codes published by CMS, and for EPO, Aranesp® and equivalent drugs dispensed by the ESRD facility for use at home. While we believe that most drugs furnished by our dialysis centers are covered by the exception, dialysis centers may administer drugs that are not on the list of CPT/HCPCS codes and therefore do not meet this exception. In order for a physician who has a financial relationship with a dialysis center to order one of these drugs from the center and for the center to obtain Medicare reimbursement, another exception must apply.

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

Fraud and abuse under state law

Many states in which we operate dialysis centers have statutes prohibiting physicians from holding financial interests in various types of medical facilities to which they refer patients. Some of these statutes could potentially be interpreted broadly as prohibiting physicians who hold shares of our publicly traded stock from referring patients to our dialysis centers if the centers use our laboratory subsidiary to perform laboratory services for their patients. States also have laws similar to or stricter than the federal Anti-Kickback Statute that may affect our ability to receive referrals from physicians with whom we have financial relationships, such as our medical directors. Some state anti-kickback statutes also include civil and criminal penalties. Some of these statutes include exemptions that may be applicable to our medical directors and other physician relationships or for financial interests limited to shares of publicly traded stock. Some, however, include no explicit exemption for medical director services or other services for which we contract with and compensate referring physicians or for joint ownership interests of the type held by some of our referring physicians or for financial interests limited to shares of publicly traded stock. If these statutes are interpreted to apply to referring physicians with whom we contract for medical director and similar services, to referring physicians with whom we hold joint ownership interests or to physicians who hold interests in DaVita Inc. limited solely to our publicly traded stock, we may be required to terminate or restructure some or all of our relationships with or refuse referrals from these referring physicians and could be subject to criminal, civil and administrative sanctions, refund requirements and exclusions from government healthcare programs, including Medicare and Medicaid. Such events could negatively affect the decision of referring physicians to refer patients to our centers.

The False Claims Act

The federal FCA is a means of policing false bills or false requests for payment in the healthcare delivery system. In part, the FCA authorizes the imposition of up to three times the government’s damages and civil penalties on any person who, among other acts:

•	Knowingly presents or causes to be presented to the federal government, a false or fraudulent claim for payment or approval;
•	Knowingly makes, uses or causes to be made or used, a false record or statement material to a false or fraudulent claim;
•

Knowingly makes, uses, or causes to be made or used, a false record or statement material to an obligation to pay the government, or knowingly conceals or knowingly and improperly, avoids or decreases an obligation to pay or transmit money or property to the federal government; or

•	Conspires to commit the above acts.

In addition, amendments to the FCA impose severe penalties for the knowing and improper retention of overpayments collected from government payors. Under these provisions, within 60 days of identifying an overpayment, a provider is required to notify CMS or the Medicare Administrative Contractor of the overpayment and the reason for it and return the overpayment. An overpayment impermissibly retained could subject us to liability under the FCA, exclusion, and penalties under the federal Civil Monetary Penalty statute. As a result of these provisions, our procedures for identifying and processing overpayments may be subject to greater scrutiny. We have made significant investments to accelerate the time it takes us to identify and process overpayments and we may be required to make additional investments in the future. Acceleration in our ability to identify and process overpayments could result in us refunding overpayments to government or other payors sooner than we have in the past. A significant acceleration of these refunds could have a material adverse effect on our operating cash flows.

The penalties for a violation of the FCA range from $5,500 to $11,000 (adjusted for inflation) for each false claim, plus up to three times the amount of damages caused by each false claim, which can be as much as the amounts received directly or indirectly from the government for each such false claim. On February 3, 2017, the DOJ issued a final rule announcing adjustments to FCA penalties, under which the per claim penalty range increases to $10,957 to $21,916 for penalties assessed after February 3, 2017, so long as the underlying conduct occurred after November 2, 2015. The federal government has used the FCA to prosecute a wide variety of alleged false claims and fraud allegedly perpetrated against Medicare and state healthcare programs, including coding errors, billing for services not rendered, the submission of false cost reports, billing for services at a higher payment rate than appropriate, billing under a comprehensive code as well as under one or more component codes included in the comprehensive code and billing for care that is not considered medically necessary. The ACA provides that claims tainted by a violation of the federal Anti-Kickback Statute are false for purposes of the FCA. Some courts have held that filing claims or failing to refund amounts collected in violation of the Stark Law can form the basis for liability under the FCA. In addition to the provisions of the FCA, which provide for civil enforcement, the federal government can use several criminal statutes to prosecute persons who are alleged to have submitted false or fraudulent claims for payment to the federal government.

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

The HIPAA privacy and security regulations also require us to enter into written agreements with certain contractors, known as business associates, to whom they disclose PHI. Covered entities may be subject to penalties as a result of a business associate violating HIPAA if the business associate is found to be an agent of the covered entity and acting within the scope of the agency. Business associates are also directly subject to liability under the HIPAA privacy and security regulations. In instances where our centers act as a business associate to a covered entity, there is the potential for additional liability beyond the center’s covered entity status.

Covered entities must report breaches of unsecured PHI to affected individuals without unreasonable delay but not to exceed 60 days of discovery of the breach by a covered entity or its agents. Notification must also be made to the HHS, and, for breaches of unsecured PHI involving more than 500 residents of a state or jurisdiction, to the media. All non-permitted uses or disclosures of unsecured PHI are presumed to be breaches unless the covered entity or business associate establishes that there is a low probability the information has been compromised. Various state laws and regulations may also require us to notify affected individuals in the event of a data breach involving individually identifiable information without regard to whether there is a low probability of the information being compromised.

Penalties for impermissible use or disclosure of PHI were increased by the HITECH Act by imposing tiered penalties of more than $50,000 per violation and up to $1.5 million per year for identical violations. In addition, HIPAA provides for criminal penalties of up to $250,000 and ten years in prison, with the severest penalties for obtaining and disclosing PHI with the intent to sell, transfer or use such information for commercial advantage, personal gain or malicious harm. Further, state attorneys general may bring civil actions seeking either injunction or damages in response to violations of the HIPAA privacy and security regulations that threaten the privacy of state residents. We believe our HIPAA Privacy and Security Program sufficiently addresses HIPAA and state privacy law requirements.

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

Other aspects of the 2010 healthcare reform laws may affect our business, as well, including changes affecting the Medicare and Medicaid programs. We note, however, that the 2016 Presidential and Congressional elections have caused the future state of the exchanges and other ACA reforms to be very unclear. The Republicans, who now control the Administration and Congress, have repeatedly expressed a desire to repeal and replace the ACA. As a result, there is considerable uncertainty regarding the future with respect to the exchanges, and, indeed, many core aspects of the current health care marketplace. While specific changes and their timing are not yet apparent, it does appear likely that there will be significant changes to the healthcare environment in the near and short term. The enacted reforms as well as future legislative changes could have a material adverse effect on our results of operations, including lowering our reimbursement rates and increasing our expenses.

Other regulations

Our dialysis and related lab services operations are subject to various state hazardous waste and non-hazardous medical waste disposal laws. These laws do not classify as hazardous most of the waste produced from dialysis services. Occupational Safety and Health Administration regulations require employers to provide workers who are occupationally subject to blood or other potentially infectious materials with prescribed protections. These regulatory requirements apply to all healthcare facilities, including dialysis centers, and require employers to make a determination as to which employees may be exposed to blood or other potentially infectious materials and to have in effect a written exposure control plan. In addition, employers are required to provide or employ hepatitis B vaccinations, personal protective equipment and other safety devices, infection control training, post-exposure evaluation and follow-

up, waste disposal techniques and procedures and work practice controls. Employers are also required to comply with various record-keeping requirements. We believe that we are in material compliance with these laws and regulations.

A few states have certificate of need programs regulating the establishment or expansion of healthcare facilities, including dialysis centers. We believe that we are in material compliance with all applicable state certificate of need laws.

Capacity and location of our U.S. dialysis centers

Typically we are able to increase our capacity by extending hours at our existing dialysis centers, expanding our existing dialysis centers, relocating our dialysis centers, developing new dialysis centers and by acquiring dialysis centers. The development of a typical outpatient dialysis center by us generally requires approximately $2.8 million for leasehold improvements, equipment and first-year working capital. Based on our experience, a new outpatient dialysis center typically opens within a year after the property lease is signed, normally achieves operating profitability in the second year after Medicare certification and normally reaches maturity within three to five years. Acquiring an existing outpatient dialysis center requires a substantially greater initial investment, but profitability and cash flows are generally accelerated and more predictable. To a limited extent, we enter into agreements to provide management and administrative services to outpatient dialysis centers in which we either own a noncontrolling equity investment, or are wholly-owned by third parties in return for management fees, which are typically based on a percentage of revenues or cash collections of the managed center’s operations.

The table below shows the growth of our U.S. dialysis operations by number of dialysis centers.

	2016	2015	2014	2013	2012
Number of centers at beginning of year	2,251	2,179	2,074	1,954	1,809
Acquired centers	8	6	18	26	93
Developed centers	100	72	105	98	70
Net change in centers with management and administrative services agreements(1)(4)	—	2	—	4	(8)
Sold and closed centers(2)	(4)	(3)	(2)	(5)	(1)
Closed centers(3)	(5)	(5)	(16)	(3)	(9)
Number of centers at end of year	2,350	2,251	2,179	2,074	1,954

(1)	Represents dialysis centers in which we either own a noncontrolling equity investment, or are wholly-owned by third parties.
(2)	Represents dialysis centers that were sold and/or closed for which patients were not retained.
(3)	Represents dialysis centers that were closed for which the majority of patients were retained and transferred to one of our other existing outpatient dialysis centers.
(4)	Includes dialysis centers in which we deconsolidated and transferred to management services agreements.

As of December 31, 2016, we operated or provided administrative services to a total of 2,350 U.S. outpatient dialysis centers. A total of 2,316 of such centers are consolidated in our financial statements. Of the remaining 34 unconsolidated U.S. outpatient dialysis centers, we own a noncontrolling interest in 27 centers and provide management and administrative services to seven centers that are wholly-owned by third parties. The locations of the 2,316 U.S. outpatient dialysis centers consolidated in our financial statements at December 31, 2016 were as follows:

California 269, Texas 217, Florida 175, Georgia 127, Ohio 123, Pennsylvania 104, Illinois 89, Michigan 83, North Carolina 72, Virginia 71, Maryland 61, Indiana 60, New Jersey 57, Missouri 56, Tennessee 56,  Alabama 55, New York 54, Minnesota 51, Wisconsin 43, Washington 40, Oklahoma 38, Colorado 37, Louisiana 36, Kentucky 35, South Carolina 35, Arkansas 33, Arizona 27, Kansas 27, Iowa 26 Connecticut 25, Oregon 24, Nevada 19, Nebraska 15, Massachusetts 12, Mississippi 11, District of Columbia 10, Idaho 9 West Virginia 9, New Mexico 6, New Hampshire 4, Utah 4, South Dakota 4, Maine 3, North Dakota 2, Montana 1 and Rhode Island 1

Ancillary services and strategic initiatives businesses, including our international operations

As of December 31, 2016, our ancillary services and strategic initiatives consisted primarily of pharmacy services, disease management services, vascular access services, clinical research, physician services, direct primary care and our international dialysis operations and relate primarily to our core business of providing kidney care services.

Ancillary services and strategic initiatives consist primarily of the following as of December 31, 2016:

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

•

Disease management services. VillageHealth provides advanced integrated care management services to health plans and government programs for members/beneficiaries diagnosed with ESRD and/or chronic kidney failure. Through a combination of clinical coordination, innovative interventions, medical claims analysis and information technology, we endeavor to assist our customers and patients in obtaining superior renal healthcare and improved clinical outcomes, as well as helping to reduce overall medical costs. Integrated care management revenues are typically based upon an established contract fee and are recognized as earned over the contract period and can include additional fees for cost savings recognized by certain customers. VillageHealth also operates Medicare Advantage ESRD Special Needs Plans in partnership with payors that work with CMS to provide ESRD patients full service healthcare. We are at risk for all medical costs of the program in excess of the capitation payments. Furthermore, in October 2015, VillageHealth entered into a management service agreement to support three ESCO joint ventures in which we are an investor through certain wholly- or majority-owned dialysis clinics. The ESCOs were formed under the Innovation Center’s CEC Model to demonstrate the coordination of care for ESRD patients in a dialysis-center oriented ACO setting. Each ESCO joint venture has a shared risk arrangement with CMS for this program.

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

International dialysis operations

As of December 31, 2016, we operated or provided administrative services to a total of 154 outpatient dialysis centers, which includes consolidated and nonconsolidated centers, located in 11 countries outside of the U.S., serving approximately 15,100 patients. Our international dialysis operations continue to grow steadily and expand as a result of developing and acquiring outpatient dialysis centers in various strategic markets. Our international operations are included as a component of our ancillary services and strategic initiatives. The table below summarizes the number and locations of our international outpatient dialysis centers.

	2016	2015	2014	2013	2012
Number of centers at beginning of year	118	91	73	36	11
Acquired centers	21	21	9	38	13
Developed and hospital operated centers	15	7	11	2	9
Managed centers, net	—	(1)	—	—	3
Closed centers	—	—	(2)	(3)	—
Number of centers at end of year	154	118	91	73	36

The locations of our international outpatient dialysis centers are as follows:

Malaysia(1)	38
Germany	34
India(1)	19
Colombia	18
Saudi Arabia	15
Poland	8
Brazil	8
Portugal	5
Taiwan(1)	5
China(1)	3
Singapore(1)	1
154

(1)	Includes centers that are operated or managed by our Asia Pacific Joint Venture (APAC JV).

Corporate Administrative Support

Corporate administrative support consists primarily of labor, benefits and long-term incentive compensation costs for departments which provide support to all of our different operating lines of business. These expenses are included in our consolidated general and administrative expenses and are partially offset by the allocation of management fees.

DaVita Medical Group (DMG) Division

DMG business overview

DMG is a patient- and physician-focused integrated healthcare delivery and management company with over two decades of experience providing coordinated, outcomes-based medical care in a cost-effective manner. As of December 31, 2016, DMG served approximately 749,300 members under its care in southern California, central and south Florida, southern Nevada and central New Mexico through capitation contracts with some of the nation’s leading health plans. Of these members, approximately 305,200 individuals were patients enrolled in Medicare and Medicare Advantage, and the remaining approximately 444,100 individuals were managed care members whose health coverage is provided through their employer or who have individually acquired health coverage directly from a health plan or as a result of their eligibility for Medicaid benefits. In addition to its managed care business, during the year ended December 31, 2016, DMG provided care across all markets to over 896,200 patients whose health coverage is structured on a FFS basis, including patients enrolled through traditional Medicare and Medicaid programs, preferred provider organizations and other third party payors.

DMG patients as well as the patients of DMG’s associated physicians, physician groups and IPAs benefit from an integrated approach to medical care that places the physician at the center of patient care. As of December 31, 2016, DMG delivered services to its members via a network of approximately 700 primary care physicians, over 2,500 associated group and other network primary care physicians, approximately 200 network hospitals, and several thousand associated group and network specialists. Together with hundreds of case managers, registered nurses and other care coordinators, these medical professionals utilize a comprehensive information technology system, sophisticated risk management techniques and clinical protocols to provide high-quality, cost-effective care to DMG’s members.

U.S. healthcare spending has increased steadily over the past twenty years. These increases have been driven, in part, by the aging of the baby boomer generation, lack of healthy lifestyle both in terms of exercise and diet, rapidly increasing costs in medical technology and pharmaceutical research, and provider reimbursement structures that may promote volume over quality in a FFS environment. These factors, as well as the steady growth of the U.S. population, have made the healthcare industry a growing market. In 2015, CMS reported that healthcare accounted for 17.8% of the U.S. gross domestic product and that healthcare spending increased 5.8% to reach $3.2 trillion. Medicare spending grew 4.5% to $646 billion in 2015 or 20% of National Health Expenditures, according to CMS. Medicare’s share of the federal budget was 14.8% in 2015 according to the Congressional Budget Office (CBO). Medicare is frequently the focus of discussions on how to moderate the growth of both federal spending and healthcare spending in the U.S.

Growth in Medicare spending is expected to continue due to population demographics. According to the U.S. Census Bureau, the U.S. population aged 65 and over is expected to be 83.7 million in 2050 — almost double its estimated population of 43.1 million in 2012.

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

CMS pays Medicare Advantage health plans under a bidding process. Plans bid against county-level benchmarks. If a plan’s bid is higher than the benchmark, enrollees pay the difference in the form of a monthly premium. If the bid is lower than the benchmark, the plan receives the difference between its payment amount and its bid as a rebate, which must be returned to enrollees in the form of additional benefits, reduced premiums, or lower cost sharing.

Managed care health plans were developed, primarily during the 1980s, in an attempt to mitigate the rising cost of providing healthcare benefits to populations covered by traditional health insurance. These managed care health plans often enroll members through their employers. As a result of the prevalence of these health plans, many seniors now becoming eligible for Medicare have been interacting with managed care companies through their employers for the last 30 years. Individuals turning 65 now are likely to be far more familiar with the managed care setting than previous Medicare populations. According to Kaiser Family Foundation, in 2016, Medicare Advantage represented 31% of total Medicare members, creating a significant opportunity for additional Medicare Advantage penetration of newly eligible seniors.

In an effort to reduce the number of uninsured and to begin to control healthcare expenditures, President Obama signed the ACA into law in March 2010, which was affirmed, in substantial part, by the U.S. Supreme Court in June 2012. As of the end of 2015, the number of uninsured nonelderly Americans was 28.5 million, a decrease of nearly 13 million since 2013. These previously uninsured Americans and potentially newly eligible Medicaid beneficiaries represent a significant new market opportunity for health plans. We believe that health plans looking to cover these newly eligible individuals under fixed premium arrangements will seek provider arrangements that can effectively manage the cost and quality of the care being provided to these newly eligible individuals, although the 2016 Presidential and Congressional elections have caused the future state of the ACA to be unclear.

One of the primary ways in which the ACA funded increased health insurance coverage is through cuts in Medicare Advantage reimbursement. County benchmarks are transitioning to a system in which each county’s benchmark in 2017 will be a certain percentage (ranging from 95% to 115%) of FFS. In a March 2016 report to Congress, the Medicare Payment Advisory Commission (MedPAC) estimated that 2016 Medicare Advantage benchmarks (including the average 4% for quality bonuses), bids, and payments would average 107%, 94%, and 102% of FFS spending, respectively.

Despite the fact that the plan bids average less than FFS spending, payments for enrollees in these plans usually exceed FFS spending because the benchmarks are high relative to FFS spending. For example, health maintenance organizations (HMOs) as a group bid an average of 90% of FFS spending, yet 2016 payments for HMO enrollees are estimated to average 101% of FFS spending because the benchmarks, including the quality bonuses, average 106% of FFS spending.

Nonetheless, changes in benchmarks and/or bids that lower payments to Medicare Advantage plans could adversely affect DMG’s operating results.

Many health plans recognize both the opportunity for growth from senior members as well as the potential risks and costs associated with managing additional senior members. In regions operated by DMG and numerous other markets, many health plans subcontract a significant portion of the responsibility for managing patient care to integrated medical networks such as DMG. These integrated healthcare networks, whether medical groups or IPAs, offer a comprehensive medical delivery system and sophisticated care management know-how and infrastructure to more efficiently provide for the healthcare needs of the population enrolled with that health plan. While reimbursement models for these arrangements vary around the country, health plans in California, Florida, Nevada and New Mexico often prospectively pay the integrated healthcare network a fixed Per Member Per Month (PMPM) amount, or capitation payment, which is often based on a percentage of the amount received by the health plan. The capitation payment is for much—and sometimes virtually all—of the care needs of the applicable membership. Capitation payments to integrated healthcare networks, in the aggregate, represent a prospective budget from which the network manages care-related expenses on behalf of the population enrolled with that network. To the extent that these networks manage care-related expenses under the capitated levels, the network realizes an operating profit. On the other hand, if care-related expenses exceed projected levels, the network will realize an operating deficit. Since premiums paid represent a significant amount per person, there is a significant revenue opportunity for an integrated medical network like DMG that is able to effectively manage its costs under a capitated arrangement.

Integrated medical networks, such as DMG, that have scale are positioned to spread an individual member’s cost experience across a wider population and realize the benefits of pooling medical risk among large numbers of patients. In addition, integrated medical networks with years of managed care experience can utilize their sizeable medical experience data to identify specific medical care and quality management strategies and interventions for potential high cost cases and aggressively manage them to improve the health of its population base and, thus, lower cost. Many integrated medical networks, like DMG, have also established physician performance metrics that allow them to monitor quality and service outcomes achieved by participating physicians in order to reward efficient, high quality care delivered to members and initiate improvement efforts for physicians whose results can be enhanced.

Brand name

In 2016, we started the transition of the medical group brand name from HealthCare Partners (HCP) and several other names to DaVita Medical Group (DMG). The marketing plan as it relates to the transition will be a phased approach and will occur over the course of one to two years with the exception of the Washington market which is still in the planning stages. Coming together under one name is part of DMG’s vision to strive to be the leading independent medical group in the U.S.

Healthcare reform

The U.S. healthcare system, including the Medicare Advantage program, is subject to a broad array of new laws and regulations as a result of the ACA. This legislation made significant changes to the Medicare program and to the health insurance market overall. The ACA is considered by some to be the most dramatic change to the U.S. healthcare system in decades. The U.S. Supreme Court found that the individual mandate to obtain health insurance coverage under this legislation is constitutional and also found that the expanded Medicaid benefit included in the legislation is constitutional if states can opt out of the expanded Medicaid benefit without losing their funding under the pre-reform Medicaid program. In a separate, subsequent case, the U.S. Supreme Court also upheld the use of subsidies to individuals in federally-facilitated healthcare exchanges, rejecting an argument that such subsidies would apply only in the state-run healthcare exchanges.

The ACA reflects sweeping legislation that, once fully implemented, may have a significant impact on the U.S. healthcare system generally and the operations of DMG’s business. There are numerous steps required to implement the ACA, and implementation remains ongoing. Congress also has enacted, and may continue to seek, legislative changes that alter, delay, or eliminate some of their provisions. For example, under the 2016 Omnibus budget agreement, Congress voted to delay certain new taxes that the ACA had enacted, including the excise tax on certain high-cost health plans, the medical device tax, and the tax on health insurers. In addition, the 2016 Presidential and Congressional elections have caused the future state of the ACA to be unclear. While specific changes and their timing are not yet apparent, the enacted reforms as well as future legislative changes could have a material adverse effect on our results of operations, including lowering our reimbursement rates and increasing our expenses.

One provision of the ACA required CMS to establish a Medicare Shared Savings Program (MSSP) that promotes accountability and coordination of care through the creation of ACOs. The program allows certain providers and suppliers (including hospitals, physicians and other designated professionals) to voluntarily form ACOs and work together along with other ACO participants to invest in infrastructure and redesign delivery processes to achieve high quality and efficient delivery of services. In 2014, DMG entered into an agreement with CMS to participate in the MSSP in California, Florida and Nevada. Under this program, which ran through 2016, DMG strove to attain improved clinical outcomes to its Medicare FFS patients in a more cost-effective manner, and had the opportunity to share with CMS in any financial savings created. To date, DMG has not received a shared savings payment associated with this program, with one final measurement period still remaining. As part of our commitment to the Medicare ACO space, DMG applied for and was selected to participate in the CMS Innovation Center’s Next Generation ACO in our California market, which begins in 2017.

Payor environment

Government programs

DMG derives a significant portion of its revenues from services rendered to beneficiaries of Medicare (including Medicare Advantage), Medicaid, and other governmental healthcare programs.

Medicare. The Medicare program was established in 1965 and became effective in 1967 as a federally funded U.S. health insurance program for persons aged 65 and older, and it was later expanded to include individuals with ESRD and certain disabled persons, regardless of income or age. Since its formation, Medicare has grown to an approximately $646 billion program in 2015, covering approximately 57 million Americans and, based on the growing number of eligible beneficiaries and increases in the cost of healthcare, CBO projects that net Medicare spending will increase from $592 billion in 2016 to $1.1 trillion in 2026.

Initially, Medicare was offered only on a FFS basis. Under the Medicare FFS payment system, an individual can choose any licensed physician enrolled in Medicare and use the services of any hospital, healthcare provider or facility certified by Medicare. CMS reimburses providers for covered services if CMS considers them medically necessary.

FFS Medicare pays for physician services according to a physician fee schedule (PFS) set each year by CMS in accordance with formulas mandated by Congress. Historically, CMS annually adjusted the Medicare Physician Fee Schedule (Medicare PFS) payment rates based on an updated formula that included application of the Sustainable Growth Rate (SGR). On April 16, 2015, President Obama signed and enacted into law H.R. 2, the Medicare Access and CHIP Reauthorization Act of 2015, which, among other things, repealed the SGR and instituted a 0% update to the single conversion factor under the Medicare PFS from January 1 through June 30, 2015, a 0.5% update for July 2015 through the end of 2019, and a 0% update for 2020 through 2025. For 2026 and subsequent years, the update will be either 0.75% or 0.25%, depending on which Alternate Payment Model (APM) the physician participates. On October 14, 2016, CMS released a final rule implementing, among other changes, the Advanced APM incentive applicable to the physician fee schedule, under which physicians may receive bonus payments for participating in an Advanced APM. Among other things, the final rule identifies the criteria an APM must satisfy to be considered an Advanced APM, which could include some MSSP ACOs or providers participating in the CEC Model. Whether DMG’s subsidiary ACO or dialysis providers participating in CEC are considered to be Advanced APMs could potentially affect physicians’ willingness to participate in such entities, which may indirectly impact the operations of DMG’s subsidiary ACO or its providers participating in the CEC Model. In addition, under the final rule, DMG’s subsidiary ACO may also be required to submit certain quality data to CMS on behalf of its Merit-Based Incentive Payment System MIPS-eligible clinicians, which could result in an increase in operational costs. Given that the payment updates for APMs have yet to take effect, we cannot determine the impact of such payment models on our business at this time.

In addition, in recent years, Congress has enacted various laws seeking to reduce the federal debt level and contain healthcare expenditures. For example, the BCA called for the establishment of a Joint Select Committee (the Committee) on Deficit Reduction, tasked with reducing the federal debt level. However, because the Committee did not draft a proposal by the BCA’s deadline, President Obama issued an initial sequestration order that imposed automatic spending cuts on various federal programs. In particular, a 2% reduction to Medicare payments took effect on April 1, 2013, which was subsequently extended through 2025.

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

Medicare Advantage. Medicare Advantage is a Medicare health plan program developed and administered by CMS as an alternative to the original FFS Medicare program. Under the Medicare Advantage program, Medicare beneficiaries may choose to receive benefits under a managed care health plan that provides benefits at least comparable to those offered under the original Medicare FFS payment system in exchange for which the health plan receives a monthly per patient premium payment from CMS. The Medicare Advantage monthly premium varies based on the county in which the member resides, and is adjusted to reflect the demographics and estimated risk profile of the members that enroll. Once a person is authorized by CMS to participate in Medicare Advantage, health plans compete for enrollment based on benefit design differences such as co-payments or deductibles, availability of preventive care, attractiveness of and access to a network of hospitals, physicians and ancillary providers and premium contribution or, most often in Medicare Advantage plans, the absence of any monthly premium. In certain parts of the country, many health plans that provide Medicare Advantage benefits subcontract with integrated medical networks such as DMG to transfer the responsibility for managing patient care.

In 2004, CMS adopted a risk adjustment payment system for Medicare Advantage health plans in which the participating health plans’ premiums are adjusted based on the actual illness burden of the members that enroll. The model bases a portion of the total CMS reimbursement payments on various clinical and demographic factors, including hospital inpatient diagnoses, additional diagnosis data from ambulatory treatment settings, hospital outpatient department and physician visits, gender, age and Medicaid eligibility. CMS requires that all managed care companies capture, collect and submit the necessary diagnosis code information to CMS twice a year for reconciliation with CMS’s internal database. Medical providers, such as DMG, provide this diagnosis code information to health plan customers for submission to CMS. Under this system, the risk-adjusted portion of the total CMS payment to the Medicare Advantage plans will equal the local rate set forth in the traditional demographic rate book, adjusted to reflect the plan members’ gender, age and morbidity.

Most Medicare beneficiaries have the option to enroll in private health insurance plans that contract with Medicare under the Medicare Advantage program. According to the Kaiser Family Foundation, the share of Medicare beneficiaries in such plans has risen rapidly in recent years; it reached approximately 31% in 2016 from approximately 13% in 2004. Plan costs for the standard benefit package can be significantly lower or higher than the corresponding cost for beneficiaries in the traditional Medicare FFS payment program, but prior to the ACA, private plans were generally paid a higher average amount, and they used the additional payments to reduce enrollee cost-sharing requirements, provide extra benefits, and/or reduce Medicare premiums. These enhancements were valuable to enrollees, but also resulted in higher Medicare costs overall and higher premiums for all Medicare Part B beneficiaries and not just those enrolled in Medicare Advantage plans. The ACA requires that future payments to plans be based on benchmarks in a range of 95% to 115% of local FFS Medicare costs, with bonus amounts payable to plans meeting high quality-of-care standards. In addition, health plans offering Medicare Advantage are required to spend at least 85% of their premium dollars on medical care, the so-called medical loss ratio (MLR). Since DMG is not a health plan, except for DaVita Health Plan of California, Inc. (DHPC), it is not subject to the 85% MLR requirement. See “DaVita Medical Group Division (DMG)—Knox-Keene” below. However, payments that health plans make to DMG will apply in full towards the health plans’ 85% MLR requirement. If a health plan does not meet the 85% MLR requirement, it must provide a rebate to its customers. Any such shortfalls would not impact amounts paid by health plans to DMG.

Medicaid. Medicaid is a federal entitlement program administered by the states that provides healthcare and long-term care services and support to low-income Americans. Medicaid is funded jointly by the states and the federal government. The federal government guarantees matching funds to states for qualifying Medicaid expenditures based on each state’s federal medical assistance percentage, which is calculated annually and varies inversely with average personal income in the state. Subject to federal rules, each state establishes its own eligibility standards, benefit packages, payment rates and program administration within broad federal statutory and regulatory guidelines. Every state Medicaid program must balance a number of potentially competing demands, including the need for quality care, adequate provider access, and cost-effectiveness. In an effort to improve quality and provide more uniform and cost-effective care, many states have implemented Medicaid managed care programs to improve access to coordinated healthcare services, including preventative care, and to control healthcare costs. Under Medicaid managed care programs, a health plan receives capitation payments from the state. The health plan, in turn, arranges for the provision of healthcare services by contracting with a network of medical providers, such as DMG. DMG has entered into capitation agreements with health plans to manage approximately 105,800 Medicaid managed care members in its southern California market.

Commercial payors

According to the 2016 Annual Survey conducted by the Kaiser Family Foundation, approximately 150 million non-elderly people in the U.S. received their health insurance through their employers, which contracted with health plans to administer these healthcare benefits. Patients enrolled in health plans offered through an employment setting are generally referred to as commercial members. According to the survey, the percentage of workers covered was 55% in 2016, similar to the 56% covered in 2015. Under the ACA, many uninsured individuals and many individuals who receive their health insurance benefits through small employers may purchase their healthcare benefits through insurance exchanges in which health plans compete directly for individual or small group members’ enrollment. DMG derives a significant amount of its enrollment from commercial members; however, these members represent a disproportionately small share of DMG’s operating profits.

Whether in the Medicare Advantage, commercial or Medicaid market, managed care health plans seek to provide a coordinated and efficient approach to managing the healthcare needs of their enrolled populations. By negotiating with providers, such as pharmacies, hospitals and physicians, and implementing various quality programs, managed care companies attempt to enhance their profitability by limiting their medical costs. These health plans have shown success in mitigating certain components of medical cost, but we believe they are limited by their indirect relationship with physicians, who in the aggregate direct most of their patients’ healthcare costs. We believe that physician-led and professionally-managed integrated medical networks such as DMG’s have a greater opportunity to influence cost and improve quality due to the close coordination of care at the most effective point of contact with the patient—the primary care physician.

Capitation and FFS revenue

There are a number of different models under which an integrated medical network receives payment for managing and providing healthcare services to its members.

Fee-for-service structure. Under traditional FFS reimbursement, physicians are paid a specified FFS that they provide during a patient visit. Under this structure, physician compensation is based on the volume of patient visits and procedures performed, thus offering limited financial incentive to focus on cost containment and preventative care. FFS revenues are derived primarily from DMG’s physician services.

Capitation structure. Under capitation, payors pay a fixed amount per enrolled member, thereby subcontracting a significant portion of the responsibility and risks for managing patient care to physicians. Global capitation represents a prospective budget from which the provider network then manages care-related expenses including payments to associated providers outside the group, such as hospitals and specialists. Compared to traditional FFS models, we believe that capitation arrangements better align provider incentives with both quality and efficiency of care for a population of patients. We believe that this approach improves the quality of the experience for patients and the potential profitability for efficient care providers.

Since premiums paid represent a significant amount per person, the revenue and, when costs are effectively managed, profit opportunity available to an integrated medical network under a capitated arrangement can be significant. This is particularly the case for patients with multiple diseases and senior members. We believe that the advantages, savings and efficiencies made possible by the capitated model are most pronounced when the care demands of the population are the most severe and require the most coordination, such as for the senior population or patients with chronic, complex and follow-on diseases. While organized coordination of care is central to the capitated model, it is also well suited to the implementation of preventative care and disease management over the long-term since physicians have a financial incentive to improve the overall health of their patient population.

The inherent risk in assumption of global care risk relates to potential losses if a number of individual patients’ medical costs exceed the expected amount. This risk is especially significant to individual practitioners or smaller physician groups who lack the scale required to spread the risk over a broad population. DMG has the scale, comprehensive medical delivery resources, significant infrastructure to support practicing physicians, and demonstrated care management know-how to spread the risk of losses over a large patient population.

Global model. In Florida, DMG may contract directly with health plans under global capitation arrangements that include hospital services, because state law permits DMG to assume financial responsibility for both professional and institutional services. In New Mexico, DMG assumed financial responsibility for professional services only.

In Nevada, DMG enters into global capitation arrangements to assume financial responsibility for both professional and institutional services. However, the Nevada Division of Insurance (NDI) has not opined on whether it is appropriate for an entity like DMG to enter into global capitation arrangements and assume financial responsibility for the provision of both professional and institutional services to either Medicare Advantage enrollees or enrollees of commercial health plans. In order to avoid an adverse finding by the NDI with respect to DMG’s global capitation arrangements in Nevada, DMG applied for an insurance license from the NDI and obtained the license in 2015. DMG is currently evaluating its ability to assign any of its existing contracts to the NDI license holder. Because of the current global capitation to DMG, and DMG’s assumption of nearly the entire professional and institutional risk in Nevada and Florida, DMG’s health plan customers function primarily to support DMG in undertaking marketing and sales efforts to enroll members and processing claims in these states.

In California, entities that maintain full or restricted licenses under the California Knox-Keene Health Care Service Plan Act of 1975 (Knox-Keene) are permitted to assume financial responsibility for both professional and institutional services. As described below, in December 2013, DMG obtained a restricted Knox-Keene license and therefore may enter into global capitation arrangements with health plans through which DMG will assume financial responsibility for both professional and institutional services.

Risk-sharing model. In California, DMG currently utilizes a capitation model in several different forms. While there are variations specific to each arrangement, HealthCare Partners Affiliates Medical Group and DaVita Medical Group Associates California, Inc. (collectively AMG), which are medical groups that have entered into management services agreements with DMG, have historically contracted with health plans to receive a PMPM or percentage of premium (POP) capitation payment for professional (physician) services and assumed the financial responsibility for professional services. In some cases, the health plans separately enter into capitation contracts with third parties (typically hospitals) who directly receive a capitation payment and assume contractual financial responsibility for institutional (hospital) services. In other cases, the health plan does not pay a capitation payment to the hospital, but rather administers and pays fee-for-service claims for hospital expenses. In both cases, AMG has been responsible under its health plan agreements for managing the care dollars associated with both the professional and institutional services provided for in the AMG capitation payment. In the case of institutional services and as a result of its managed care-related administrative services agreements with hospitals, AMG has recognized a percentage of the surplus of institutional revenues less institutional expense as AMG net revenues and has also been responsible for some percentage of any short-fall in the event that institutional expenses exceed institutional revenues. In connection with DMG’s obtaining a restricted Knox-Keene license in California, substantially all of the California health plan contracts, along with the revenues received under such contracts, have been assigned from AMG to DHPC. In addition, DMG now has the legal authority to transition these health plan contracts to global capitation arrangements in which DMG is responsible for arranging professional and institutional services in exchange for a single capitation payment. DMG has evaluated its various risk sharing arrangements, and is working with the Department of Managed Health Care and several health plans to accept global capitation. DMG has converted three separate contracts covering approximately 3% of total DHPC membership to global risk and is in the approval and implementation process to convert additional contracts to global risk in 2017. Completion of evaluation of possible additional conversions is expected to continue over time.

Government regulation

In addition to the laws and regulations to which our dialysis and related lab services business are subject to, the internal operations of DMG and its contractual relationships with healthcare providers such as hospitals, other healthcare facilities, and healthcare professionals are subject to extensive and increasing regulation by numerous federal, state, and local government entities. These laws and regulations often are interpreted broadly and enforced aggressively by multiple government agencies, including the OIG, the DOJ, and various state authorities. Many of these laws and regulations are the same as those that impact our dialysis and related lab services business. For example:

•	DMG’s financial relationships with healthcare providers including physicians and hospitals could subject DMG to criminal and civil sanctions and penalties under the federal Anti-Kickback Statute;
•	The referral of Medicare patients by DMG-associated physicians for the provision of DHS may subject the parties to sanctions and penalties under the Stark Law;
•	DMG’s financial relationships and those of its associated physicians may subject the parties to penalties and sanctions under state fraud and abuse laws;
•

DMG’s submission of claims to governmental payors such as the Medicare and Medicaid programs for services provided by its associated physicians and clinical personnel may subject DMG to sanction and penalties under the FCA; and

•

DMG’s handling of PHI may subject DMG to sanctions and penalties under HIPAA and its implementing privacy and security regulations, as amended by the HITECH Act, and state medical privacy laws which can include penalties and restrictions that are more severe than those which arise under HIPAA.

A finding that claims for services were not covered or not payable, or the imposition of sanctions associated with a violation of any of these healthcare laws and regulations, could result in criminal and/or civil penalties and exclusion from participation in Medicare, Medicaid and other federal and state healthcare programs and could have a material adverse effect on DMG’s business, financial condition and results of operations. We cannot guarantee that the arrangements or business practices of DMG will not be subject to government scrutiny or be found to violate certain healthcare laws. Government audits, investigations and prosecutions, even if we are ultimately found to be without fault, can be costly and disruptive to DMG’s business. Moreover, changes in healthcare legislation or government regulation may restrict DMG’s existing operations, limit their expansion or impose additional compliance requirements and costs, any of which could have a material adverse effect on DMG’s business, financial condition and results of operations.

The following includes brief descriptions of some, but not all, of the laws and regulations that, in addition to those described in relation to our dialysis and related lab services business, affect DMG. DMG is also subject to the laws and regulations that apply to our U.S. dialysis and related lab services business. See “Kidney Care Division—Government regulation” above.

Licensing, certification, accreditation and related laws and guidelines. DMG clinical personnel are subject to numerous federal, state and local laws and regulations, relating to, among other things, licensing, professional credentialing and professional ethics. Since DMG clinical personnel perform services in medical office settings, hospitals and other types of healthcare facilities, DMG may indirectly be subject to laws applicable to those entities as well as ethical guidelines and operating standards of professional trade associations and private accreditation commissions, such as the American Medical Association and the Joint Commission. There are penalties for non-compliance with these laws, including discipline or loss of professional license, civil and/or criminal fines and penalties, loss of hospital admitting privileges, federal healthcare program disenrollment, loss of billing privileges, and exclusion from participation in various governmental and other third-party healthcare programs.

Professional licensing requirements. DMG’s clinical personnel, including physicians, must satisfy and maintain their professional licensing in the states where they practice medicine. Activities that qualify as professional misconduct under state law may subject them to sanctions, including the loss of their licenses and could subject DMG to sanctions as well. Many state boards of medicine impose reciprocal discipline, that is, if a physician is disciplined for having committed professional misconduct in one state where he or she is licensed, another state where he or she is also licensed may impose the same discipline even though the conduct did not occur in that state. Therefore, if a DMG-associated physician is licensed in multiple states, sanctions or loss of licensure in one state may result in sanction or the loss of licensure in other states. Professional licensing sanctions may also result in exclusion from participation in governmental healthcare programs, such as Medicare and Medicaid, as well as other third-party programs.

Corporate practice of medicine and fee splitting. California, Colorado, Nevada, and Washington are states in which DMG operates that have laws that prohibit business entities, such as our Company and our subsidiaries, from practicing medicine, employing physicians to practice medicine or exercising control over medical decisions by physicians (known collectively as the corporate practice of medicine). These states also prohibit entities from engaging in certain financial arrangements, such as fee-splitting, with physicians. In some states these prohibitions are expressly stated in a statute or regulation, while in other states the prohibition is a matter of judicial or regulatory interpretation.

Violations of the corporate practice of medicine vary by state and may result in physicians being subject to disciplinary action, as well as to forfeiture of revenues from payors for services rendered. For lay entities, violations may also bring both civil and, in more extreme cases, criminal liability for engaging in medical practice without a license.

In California, a violation of the corporate practice of medicine prohibition constitutes the unlawful practice of medicine, which is a public offense punishable by fines and other criminal penalties. In addition, any person who conspires with or aids and abets another in the unlawful practice of medicine is similarly guilty of a public offense and may be subject to comparable fines and criminal penalties. In Nevada, engaging in the corporate practice of medicine where not provided by a specific statute may also constitute the unlawful practice of medicine. This violation is a felony punishable by fines and other civil and criminal penalties. Physicians in Nevada can similarly be punished for aiding or assisting in the unlicensed practice of medicine.

In Colorado, any physician found to have abetted or assisted or conspired to engage in unprofessional conduct with respect to the practice of medicine is subject to disciplinary action, including the loss of licensure. Corporate entities or lay persons who are found to have engaged in the unauthorized practice of medicine may be subject to injunctive action and other criminal penalties. In Washington, the Secretary of Health is responsible for investigating complaints concerning the unlicensed practice of medicine and violations may be subject to a cease and desist order, civil fines, injunctive action, and other criminal penalties. In our markets where the corporate practice of medicine is prohibited, DMG has historically operated by maintaining long-term management contracts with multiple associated professional organizations which, in turn, employ or contract with physicians to provide those professional medical services required by the enrollees of the payors with which the professional organizations contract. Under these management agreements, DMG performs only non-medical administrative services, does not represent that it offers medical services, and does not exercise influence or control over the practice of medicine by the physicians or the associated physician groups with which it contracts. For example, in California, DMG has full-service management contracts with AMG. The AMG entities are owned by California-licensed physicians and professional medical corporations and contract with physicians to provide professional medical services. In Nevada and Washington, DMG’s Nevada and Washington subsidiaries have similar management agreements with Nevada and Washington professional corporations, as applicable, that employ and contract with physicians to provide professional medical services. In Colorado, the physician groups contract through a provider network to include a pharmacy and ambulatory surgery center.

Some of the relevant laws, regulations, and agency interpretations in states with corporate practice of medicine restrictions have been subject to limited judicial and regulatory interpretation. Moreover, state laws are subject to change. Regulatory authorities and other parties, including DMG’s associated physicians, may assert that, despite the management agreements and other arrangements through which DMG operates, we are engaged in the prohibited corporate practice of medicine or that DMG’s arrangements constitute unlawful fee-splitting. If this were to occur, we could be subject to civil and/or criminal penalties, DMG’s agreements could be found legally invalid and unenforceable (in whole or in part), or we could be required to restructure its contractual arrangements.

If we were required to restructure DMG’s operating structures in our markets due to determination that a corporate practice of medicine violation existed, such a restructuring might include revisions of the California, Colorado, Nevada or Washington management services agreements, which might include a modification of the management fee, and/or establishing an alternative structure. For example, our subsidiaries in those states might have to obtain the equivalent of a California Knox-Keene license in such state in order to comply with the corporate practice of medicine rules while contracting directly with payors and, in turn, physicians, to provide physician services to the payors’ enrollees. In California, DMG’s restricted Knox-Keene license has created potential flexibility for DMG in the event regulatory authorities seek to enforce corporate practice of medicine or fee splitting laws based upon current management services relationships with AMG. DMG’s restricted Knox-Keene license allows DHPC to contract with or employ physicians as a result of an exemption from California’s corporate practice of medicine laws applicable to Knox-Keene licensees.

Knox-Keene. The California Department of Managed Health Care (DMHC) licenses and regulates Health Care Service Plans (HCSPs) pursuant to the Knox-Keene Health Care Service Plan Act of 1975, as amended. In addition to regulating Knox-Keene’s various patient’s rights protections for HCSP-enrolled individuals, the DMHC is responsible for ensuring the financial sustainability over time of HCSPs and other regulated entities. As such, the DMHC is charged with continually monitoring the financial health of regulated entities. The DMHC’s Division of Financial Oversight conducts examinations of the fiscal and administrative affairs of licensed HCSPs to protect consumers and providers from potential insolvencies. Financial examination reviews include examinations of cash flow, premium receivables, intercompany transactions and medical liabilities. The examination also ensures that there is adequate tangible net equity (TNE), as determined according to calculations included in Knox-Keene. The TNE regulations for organizations holding a Knox-Keene license, like DMG, vary depending on circumstances, but generally require any licensee to have on hand in cash or cash equivalents a minimum of the greater of (i) $1 million, (ii) the sum of 2% of the first $150 million of annualized premium revenues plus 1% of annualized premium revenues in excess of $150 million, or (iii) the sum of 8% of the first $150 million of annualized healthcare expenditures (except those paid on a capitated basis or managed hospital payment basis) plus 4% of the annualized healthcare expenditures, except those paid on a capitated basis or managed hospital payment basis, which are in excess of $150 million; plus 4% of annualized hospital expenditures paid on a managed hospital payment basis. In its sole discretion, the DMHC may require, as a condition to obtaining or maintaining an HCSP license, that a licensee accept certain contractual undertakings such that the licensee is obligated to maintain TNE in amounts greater than the minimum amount described above. Such contractual undertakings may require 130% or more of TNE to be maintained by a licensee. During the 2016 financial examination, DaVita Health Plan of California, Inc. (DHPC, formerly known as DaVita HealthCare Partners Plan, Inc.) was required to provide evidence of exclusive fidelity bond coverage in the amount of at least $2 million, with a deductible amount not in excess of $100,000 with a requirement to notify the Director of DMHC 30 days prior to cancellation.

The DMHC interprets Knox-Keene to apply to both HCSPs and downstream contracting entities, including provider groups that enter into global risk contracts with licensed HCSPs. A global risk contract is a healthcare services contract in which a downstream contracting entity agrees to provide both professional (physician) services and institutional (hospital) services subject to an at-risk or capitated reimbursement methodology. According to the DMHC, entities that accept global risk must obtain a restricted Knox-Keene license. Under a restricted Knox-Keene license, entities may enter into global risk contracts with other licensed HCSPs. Holders of restricted Knox-Keene licenses must comply with the same financial requirements as HCSPs with full licenses, including demonstrating specific levels of TNE, but are granted waivers from meeting marketing and other terms of full Knox-Keene licensure requirements. The consequences of operating without a license include civil penalties, criminal penalties and the issuance of cease and desist orders.

DHPC holds a restricted Knox-Keene license, which was approved by the DMHC on December 31, 2013. This allows DMG, under its DHPC plan to contract directly with HCSPs to simplify its historic contractual and financial structure and to facilitate expansion into new markets in California. However, this also subjects DMG and DHPC to additional regulatory obligations, including (i) regulatory oversight of operations, (ii) the need to seek approval for all material business changes, (iii) significant requirements to maintain certain TNE levels, and (iv) other operating limitations imposed by Knox-Keene and its regulations. Under its restricted Knox-Keene license, DHPC is prohibited from declaring or paying any dividends or making any distribution of cash or property to its parent, affiliates, or shareholders, if such a distribution would cause it to fail to maintain the minimum applicable TNE, have insufficient working capital or cash flow as required by DMHC regulation or otherwise be unable to provide or arrange healthcare services. In addition, DHPC is subject to DMHC oversight and must seek approval before incurring any debt or guaranteeing any debt relating to its parent, affiliates, or shareholders. DHPC must also submit proposed global capitation contracts to the DMHC for approval.

DMG services

Approximately 83% of DMG’s operating revenues for the year ended December 31, 2016 were derived from multi-year capitation contracts with health plans. Under these contracts, DMG’s health plan customers delegate full responsibility for member care to physicians and healthcare facilities that are part of DMG’s provider network. In return, DMG receives a PMPM fee for each DMG member. As a result, DMG has financial and clinical accountability for a population of members. In California, DMG does not assume direct financial risk for institutional (hospital) services in most cases, but is responsible for managing the care dollars associated with both the professional (physician) and institutional services being provided for the PMPM fee attributable to both professional and institutional services. In those cases and as a result of its managed care-related administrative services agreements with hospitals, DMG recognizes the surplus of institutional revenues less institutional expense as DMG net revenues and is also responsible for any short-fall in the event that institutional expenses exceed institutional revenues. In addition to revenues recognized for financial reporting purposes, DMG measures its total care dollars under management. This includes the PMPM fee payable to third parties for institutional (hospital) services where DMG manages the care provided to its members by hospitals and other institutional services. These fees are not included in generally accepted accounting principles (GAAP) revenues.

DMG provides comprehensive and quality medical care through a network of participating physicians and other healthcare professionals. Through its group model, DMG employs, directly (where permitted by state law) and through its associated physician groups, approximately 700 primary care physicians. Through its IPA model, DMG contracts with a network of over 2,500 associated groups and other network primary care physicians who provide care for DMG’s members in an independent office setting. These physicians are complemented by several thousand network specialists and approximately 200 network hospitals that provide specialty or institutional care to the patients of DMG’s associated physicians, physician groups and IPAs.

In order to comply with local regulations prohibiting the corporate practice of medicine, many of DMG’s group physicians are employed by associated medical groups with which DMG has entered into long-term management agreements. The largest of these DMG managed medical groups is AMG, which employs, directly or indirectly, over 700 primary care physicians, specialists and hospitalists. See “Government Regulation—Corporate practice of medicine and fee splitting” above.

DMG does not own hospitals, although hospitals are an essential part of its provider network. In most cases, DMG contracts or otherwise aligns with hospitals to manage the utilization, readmission and cost of hospital services. Most DMG patients receive specialty care through DMG’s network based on referrals made by their primary care physician. These specialists may be reimbursed based on capitation, case rates or on a discounted FFS rate.

DMG group physicians typically see 15 to 20 patients per day, which we believe is an appropriate benchmark to ensure there is sufficient time to understand all of the patients’ clinical needs. DMG care teams, including nurses, engage in outreach to patients in order help monitor fragile and high risk patients, and help improve adherence to physicians’ care plans. During these visits, DMG’s physicians, nurses and educators use the time to educate patients and manage their healthcare needs. The goal of this preventative care delivery model is to keep patients healthy. Education improves self-management and compliance which allows the patient to recognize early signs of their disease and seek appropriate care. We believe this translates into earlier intervention, which in turn leads to fewer emergency room visits, fewer hospital admissions and fewer hospital bed days (the most expensive location for healthcare). This clinical model seeks to provide early diagnosis of disease or deterioration in a chronic and complex condition and provide preventive care to maintain optimal health and avert unnecessary hospitalization. Clinic-based case managers and hospitalists coordinate with the primary care physicians to ensure that patients are receiving proper care whether they are in the clinic, in the hospital or are not regularly accessing healthcare. Physicians and case managers encourage patients to regularly visit the clinics in order to enhance their day-to-day health and diagnose any illness or deterioration in condition as early as possible.

DMG’s information technology system, including DMG’s electronic health record and data warehouse, is designed to support the DMG delivery model with data-driven opportunities to improve the quality and cost effectiveness of the care received by its members. Using informatics technology, DMG has created disease registries that track large numbers of patients with defined medical conditions. DMG applies the data from these registries to manage the care for patients with similar medical conditions which we believe leads to a better medical outcome. We believe this approach to using data is effective because the information is communicated by the patient’s physician rather than the health plan or disease management companies.

DMG employs a wide variety of other information applications to service IPA and network providers using web connectivity. The HCP Connect! on-line portal provides web-based eligibility, referrals, electronic claims submission and explanation of benefits, and other communication vehicles for individual physician offices. The success of this suite of applications has enhanced DMG’s ability to manage its IPA networks, and has resulted in significant back-office efficiencies for DMG and its associated physician groups. DMG has further expanded its ability to share key utilization and clinical data with its internal and contracted physicians and specialists through the Physician Information Portal and the Clinical Viewer. Through these secure web portals, a physician is able to obtain web-based, point of care information regarding a patient, including diagnosis history, provide quality indicators, historical risk-adjustment coding information, pharmacy medication history, and other key information. In addition to its web-portals geared towards physicians, DMG has recently introduced a patient on-line portal to enable DMG’s patients to securely view their own clinical information, schedule physician appointments and interact electronically with their physicians. DMG believes these tools help lead to high quality clinical outcomes, create internal efficiencies, and enhance the satisfaction of its associated physicians and patients.

In addition, DMG uses its data to carefully track high utilizing patients through robust data warehousing and data mining technologies. DMG filters the data warehouse to identify and reach out to patients with high-utilization patterns who are inefficiently using resources, such as visiting an emergency room when either a same-day appointment or urgent care center would be more appropriate and satisfactory for the member. High utilizing patients are identified and tracked as part of DMG’s electronic health record by their physician and DMG’s care management staff. Specific care plans are attached to each of these patients and tracked carefully for full compliance. The objective is to proactively manage their care at times when these patients are either not compliant with the care plan or when changing circumstances require care managers to develop new and more suitable care plans. By using these resources, DMG has achieved improvements in quality of care, satisfaction and cost.

We believe DMG is well positioned to effectively leverage marketplace demands for greater provider accountability, measurable quality results and cost efficient medical care. We believe that DMG’s business model is likely to continue to be an attractive alternative for health plans looking for high quality, cost effective delivery networks, physicians seeking an attractive practice environment and patients interested in a highly integrated approach to managing their medical care. Additionally, we believe that the scale of DMG’s business allows it to spread capitation risk over a large population of members, invest in comprehensive analytic and healthcare information tools as well as clinical and quality measurement infrastructure, and recognize administrative and operating efficiencies. For these reasons, we believe that DMG offers patients, physicians and health plans a proven platform for addressing many of the most pressing challenges facing the U.S. healthcare system, including rising medical costs.

We also believe DMG has the ability to demonstrably improve medical outcomes and patient satisfaction while effectively managing costs through the following unique competitive strategies and internal progress and systems:

•	DMG’s clinical leadership and associated group and network physicians devote significant efforts to ensure that DMG’s members receive the most appropriate care in the most appropriate manner.
•	DMG is committed to maximizing its patients’ satisfaction levels.
•

DMG has the scale which, combined with its strong reputation and high quality patient care, makes it an attractive partner for health plans, compared to smaller provider groups that may have a higher risk of default and may not have the same resources to devote and develop the same level of patient care.

•

DMG has over two decades of experience in managing complex disease cases for its population of patients. As a result, DMG has developed a rich dataset of patient care experiences and outcomes which permits DMG to proactively monitor and intervene in improving the care of its members.

•	DMG’s senior management team possesses substantial experience with the healthcare industry with average experience over 20 years, as of December 31, 2016.

Locations of DMG clinics

As of December 31, 2016, DMG managed a total of 247 medical clinics, of which 59 clinics were located in California, 13 clinics were located in Colorado, 85 clinics were located in Florida, 52 clinics were located in Nevada, 15 clinics were located in New Mexico, two clinics were located in Georgia and 21 clinics were located in Washington.

Competition

U.S. and International dialysis competition

The U.S. dialysis industry has consolidated significantly over time but still remains highly competitive, particularly in terms of acquiring existing outpatient dialysis centers. We continue to face a high degree of competition in the U.S. dialysis industry from large and medium-sized providers who compete directly with us for the acquisition of dialysis businesses, relationships with physicians to act as medical directors and skilled clinical personnel, as well as for individual patients. In addition, as we continue our international dialysis expansion into various international markets, we face competition from large and medium-sized providers for acquisition targets as well as physician relationships. Because of the ease of entry into the dialysis business and the ability of physicians to own dialysis centers and/or also be medical directors for their own centers, competition for growth in existing and expanding markets is not limited to large competitors with substantial financial resources. Acquisitions, developing new outpatient dialysis centers, patient retention and physician relationships are a critical component of our growth strategy and our business could be adversely affected if we are not able to continue to make dialysis acquisitions on reasonable and acceptable terms, continue to develop new outpatient dialysis centers, maintain or establish new relationships with physicians or if we experience significant patient attrition to our competitors. Competition for qualified physicians to act as medical directors and for inpatient dialysis services agreements with hospitals is also intense. Occasionally, we have also experienced competition from former medical directors or referring physicians who have opened their own outpatient dialysis centers. We also experience competitive pressures from other dialysis providers in connection with negotiating contracts with commercial healthcare payors and in recruiting and retaining qualified skilled clinical personnel.

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

FMC also manufactures a full line of dialysis supplies and equipment in addition to owning and operating outpatient dialysis centers worldwide. This may give FMC cost advantages over us because of its ability to manufacture its own products. Additionally, FMC has been one of our largest suppliers of dialysis products and equipment over the last several years. In January 2010, we entered into and subsequently extended an agreement with FMC to purchase a certain amount of dialysis equipment, parts and supplies from FMC through December 31, 2017. In addition, we entered in to a product supply agreement with Baxter Healthcare Corporation (Baxter) that commits us to purchase a certain amount of dialysis supplies through 2018. Our purchases of products in these categories generally offered by both FMC and Baxter represent approximately 4% of our total U.S. dialysis and related lab services operating expenses for the year ended December 31, 2016. In 2016, we purchased hemodialysis products and supplies from both FMC and Baxter that each represented approximately 2% of our total U.S. dialysis operating expenses. The amount of purchases in future years from FMC will depend upon a number of factors, including the operating requirements of our centers, the number of centers we acquire, and growth of our existing centers.

DMG’s competition

DMG’s business is highly competitive. DMG competes with managed care organizations, hospitals, medical groups and individual physicians in its markets. DMG competes with other primary care physician groups or physicians who contract with health plans for membership. Health plans contract with care providers on the basis of costs, reputation, scope, efficiency and stability. Individual members select a primary care physician at the time of membership with the health plan. Location, name recognition, quality indicators and other factors go into that decision. For example, in California, DMG competes with both Permanente Medical Group, which is the exclusive provider for Kaiser, and Heritage Provider Network. However, DMG’s principal competitors for members and health plan contracts vary by market.

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

•	Developing and implementing compliance policies and procedures and creating controls to support compliance with the law and such policies and procedures;
•	Auditing and monitoring the activities of our operating units and business support functions on a regular basis to identify potential instances of noncompliance in a timely manner; and
•	Ensuring that we take steps to resolve instances of noncompliance or to address areas of weakness or potential noncompliance as promptly as we become aware of them.

We have a code of conduct that each of our teammates and affiliated professionals must follow and we have a confidential toll-free hotline for teammates and patients to report potential instances of noncompliance. Our Chief Compliance Officer administers the compliance program. The Chief Compliance Officer reports directly to our Chief Executive Officer, our Chief Executive Officer of Kidney Care and Chair of the Compliance Committee of our Board of Directors (Board Compliance Committee). On October 22, 2014, DaVita signed a CIA with HHS and the OIG. The CIA:

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

•

contains certain business restrictions related to a subset of our joint venture arrangements, including our agreeing to not enter into certain types of partial divestiture joint venture transactions with nephrologists during the term of the CIA, among other restrictions; and

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

Insurance

We maintain insurance for property and general liability, professional liability, directors’ and officers’ liability, workers compensation and other coverage in amounts and on terms deemed adequate by management, based on our actual claims experience and expectations for future claims. Future claims could, however, exceed our applicable insurance coverage. Physicians practicing at our dialysis centers are required to maintain their own malpractice insurance, and our medical directors are required to maintain coverage for their individual private medical practices. Our liability policies cover our medical directors for the performance of their duties as medical directors at our outpatient dialysis centers. DMG also maintains general and professional liability insurance through various independent and related parties. DMG has purchased its primary general and professional liability insurance from California Medical Group Insurance (CMGI) in which DMG owns a 67% equity interest.

Teammates

As of December 31, 2016, we employed approximately 70,300 teammates, including our international teammates:

●	Licensed professional staff (physicians, nurses and other healthcare professionals)	29,500
●	Other patient care and center support staff and laboratory personnel	27,400
●	Corporate, billing and regional administrative staff	13,400

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

Risk factors related to our overall business:

If we fail to adhere to all of the complex government regulations that apply to our business, we could suffer severe consequences that could have a material adverse effect on our revenues, earnings, cash flows and stock price.

Our operations are subject to extensive federal, state and local government regulations, including Medicare and Medicaid payment rules and regulations, federal and state anti-kickback laws, the Stark Law and analogous state self-referral prohibition statutes, Federal Acquisition Regulations, the False Claims Act (FCA), the Civil Monetary Penalty statute, the Foreign Corrupt Practices Act (FCPA) and federal and state laws regarding the collection, use and disclosure of patient health information (e.g., Health Insurance Portability and Accountability Act of 1996 (HIPAA)) and the storage, handling and administration of pharmaceuticals. The Medicare and Medicaid reimbursement rules related to claims submission, enrollment and licensing requirements, cost reporting, and payment processes impose complex and extensive requirements upon dialysis providers as well. Moreover, additional laws and regulations potentially affecting providers continue to be promulgated. For example, on December 13, 2016, the 21st Century Cures Act was signed into law and, among other provisions, authorizes the Office of Inspector General (OIG) to impose penalties on providers that engage in information blocking where there is knowledge that such practice is unreasonable and likely to interfere with, prevent, or materially discourage access, exchange, or use of electronic health information.

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

In addition, failure to report and return overpayments within 60 days of when the overpayment was identified can lead to a violation of the FCA and associated penalties, as described in further detail below, and exclusion and penalties under the federal Civil Monetary Penalty statute, including civil monetary penalties of up to $10,000 (adjusted for inflation) for each item or service for which a person received an identified overpayment and failed to report and return such overpayment. These obligations to report and return overpayments could subject our procedures for identifying and processing overpayments to greater scrutiny. We have made significant investments in resources to decrease the time it takes to identify and process overpayments, and we may be required to make additional investments in the future. From time to time we may conduct internal compliance reviews, the results of which may involve the identification of overpayments or other liabilities. An acceleration in our ability to identify and process overpayments could result in us refunding overpayments to government and other payors more rapidly than we have in the past which could have a material adverse effect on our operating cash flows. As of December 31, 2016, we recorded an estimated accrual of $38 million for potential damages and liabilities associated with write-offs and discounts of patient co-payment obligations, and credits to payors for returns of prescriptions drugs related to our pharmacy business that were identified during the course of an internally-initiated compliance review. We have disclosed the results of this ongoing review to the government. We may accrue additional reserves for refunds and related damages and potential liabilities arising out of this review.

Additionally, the federal government has used the FCA to prosecute a wide variety of alleged false claims and fraud allegedly perpetrated against Medicare and state health care programs, including coding errors, billing for services not rendered, submitting false cost reports, billing for services at a higher payment rate than appropriate, billing under a comprehensive code as well as under one or more component codes included in the comprehensive code, and billing for care that is not considered medically necessary. Moreover, amendments to the federal Anti-Kickback Statute in the health reform law make claims tainted by anti-kickback violations potentially subject to liability under the FCA, including qui tam or whistleblower suits. The penalties for a violation of the FCA range from $5,500 to $11,000 (adjusted for inflation) for each false claim plus three times the amount of damages caused by each such claim which generally means the amount received directly or indirectly from the government. On February 3, 2017, the Department of Justice (DOJ) issued a final rule announcing adjustments to FCA penalties, under which the per claim penalty range increases to $10,957 to $21,916 for penalties assessed after February 3, 2017, so long as the underlying conduct occurred after November 2, 2015. Given the high volume of claims processed by our various operating units, the potential is high for substantial penalties in connection with any alleged FCA violations.

In addition to the provisions of the FCA, which provide for civil enforcement, the federal government can use several criminal statutes to prosecute persons who are alleged to have submitted false or fraudulent claims for payment to the federal government.

The civil investigative demand received by our wholly-owned pharmacy services subsidiary, DaVita Rx, LLC, specifically references that it is in connection with an FCA investigation concerning allegations that this subsidiary presented or caused to be presented false claims for payment to the government for prescription medications, as well as into our relationship with pharmaceutical manufacturers. See “Item 3. Legal Proceedings” and Note 17 to the consolidated financial statements included in this report for further details.

We are subject to a Corporate Integrity Agreement (CIA) which, for our domestic dialysis business, requires us to report probable violations of criminal, civil or administrative laws applicable to any federal health care program for which penalties or exclusions may be authorized under applicable healthcare laws and regulations. See “If we fail to comply with our Corporate Integrity Agreement, we could be subject to substantial penalties and exclusion from participation in federal healthcare programs that may adversely impact our revenues, earnings and cash flows”.

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

•

Enforcement actions by governmental agencies and/or state claims for monetary damages by patients who believe their protected health information (PHI) has been used, disclosed or not properly safeguarded in violation of federal or state patient privacy laws, including HIPAA or the Privacy Act of 1974;

•	Mandated changes to our practices or procedures that significantly increase operating expenses;
•

Imposition of and compliance with corporate integrity agreements that could subject us to ongoing audits and reporting requirements as well as increased scrutiny of our billing and business practices which could lead to potential fines;

•	Termination of relationships with medical directors; and
•	Harm to our reputation which could impact our business relationships, affect our ability to obtain financing and decrease access to new business opportunities, among other things.

We are, and may in the future be, a party to various lawsuits, claims, governmental investigations and audits (including investigations resulting from our obligation to self-report suspected violations of law) and other legal proceedings, any of which could result in, among other things, substantial financial penalties or awards against us, substantial payments made by us, harm to our reputation, required changes to our business practices, exclusion from future participation in the Medicare, Medicaid and other federal healthcare programs and possible criminal penalties, any of which could have a material adverse effect on us.

We are the subject of a number of investigations and audits by the federal government. We have received subpoenas or other requests for documents from the federal government in connection with the Swoben private civil suit, the 2015 U.S. Attorney Transportation Investigation, the investigations underlying the two subpoenas regarding patient diagnosis coding received by DMG and its JSA subsidiary, the 2015 DOJ Vascular Access Investigation, the 2016 U.S. Attorney Prescription Drug Investigation and the 2017 U.S. Attorney American Kidney Fund Investigation. In addition to the foregoing inquiries and proceedings, we are frequently subject to other investigations and audits by state or federal government agencies and/or private civil qui tam complaints filed by relators and other lawsuits, claims and legal proceedings.

Responding to subpoenas, investigations and other lawsuits, claims and legal proceedings as well as defending ourselves in such matters will continue to require management’s attention and cause us to incur significant legal expense. Negative findings or terms and conditions that we might agree to accept as part of a negotiated resolution of pending or future government inquiries or relator proceedings could result in, among other things, substantial financial penalties or awards against us, substantial payments made by us, harm to our reputation, required changes to our business practices, exclusion from future participation in the Medicare, Medicaid and other federal healthcare programs and, in certain cases, criminal penalties, any of which could have a material adverse effect on us. It is possible that criminal proceedings may be initiated against us in connection with investigations by the federal government. To our knowledge, no such proceedings have been initiated by the federal government against us at this time. Other than as described in “Item 3. Legal Proceedings” and Note 17 to the consolidated financial statements included in this report, we cannot predict the ultimate outcomes of the various legal proceedings and regulatory matters to which we are or may be subject from time to time, including those described in the aforementioned sections of this report, or the timing of their resolution or the ultimate losses or impact of developments in those matters, which could have a material adverse effect on our revenues, earnings, and cash flows. See “Item 3. Legal Proceedings” and Note 17 to the consolidated financial statements included in this report for further details regarding these and other matters.

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

We cannot predict how employers, private payors or persons buying insurance might react to the changes brought on by federal and state healthcare reform legislation or what form many of these regulations will take before implementation.

The federal healthcare reform legislation, enacted in 2010, introduced healthcare insurance exchanges which provide a marketplace for eligible individuals and small employers to purchase healthcare insurance. The business and regulatory environment continues to evolve as the exchanges mature, and regulations are challenged, changed and enforced. If commercial payor participation in the exchanges continues to decrease, our revenues, earnings and cash flows could be adversely affected. Although we cannot predict the short- or long-term effects of these factors, we believe the healthcare insurance exchanges could result in a reduction in ESRD patients covered by traditional commercial insurance policies and an increase in the number of patients covered through the exchanges under more restrictive commercial plans with lower reimbursement rates or higher deductibles and co-payments that patients may not be able to pay. To the extent that the ongoing implementation of such exchanges or changes in regulations or enforcement of regulations regarding the exchanges results in a reduction in reimbursement rates for our services from commercial and/or government payors, our revenues, earnings and cash flows could be adversely affected.

The healthcare reform legislation also added several new tax provisions that, among other things, impose various fees and excise taxes, and limit compensation deductions for health insurance providers and their affiliates. These rules could negatively impact our cash flow and tax liabilities. In addition, the healthcare reform legislation broadened the potential for penalties under the FCA for the knowing and improper retention of overpayments collected from government payors and reduced the timeline to file Medicare claims. As a result, we made significant investments in new resources to accelerate the time it takes us to identify and process overpayments and we deployed significant resources to reduce our timeline and improve our claims processing methods to ensure that our Medicare claims are filed in a timely fashion. However, we may be required to make additional investments in the future. Failure to timely identify and return overpayments may result in significant penalties, which may have a negative impact on our revenues, earnings and cash flows. Failure to file a claim within the one year window could result in payment denials, adversely affecting our revenues, earnings and cash flows.

With the healthcare reform legislation, new models of care emerge and evolve and other initiatives in the government or private sector may arise, which could adversely impact our business. For example, the CMS Innovation Center (Innovation Center) is currently working with various healthcare providers to develop, refine and implement Accountable Care Organizations (ACOs) and other innovative models of care for Medicare and Medicaid beneficiaries, including Bundled Payments for Care Improvement Initiative, CEC Model (which includes the development of ESRD Seamless Care Organizations), the Comprehensive Primary Care Initiative, the Duals Demonstration, and other models. We are currently participating in the CEC Model with the Innovation Center, including with organizations in Arizona, Florida, and adjacent New Jersey and Pennsylvania markets. Our U.S. dialysis business may choose to participate in additional models either as a partner with other providers or independently. Even in areas where we are not directly participating in this or other Innovation Center models, some of our patients may be assigned to an ACO, another ESRD Care Model, or another program, in which case the quality and cost of care that we furnish will be included in an ACO’s, another ESRD Care Model’s, or other program’s calculations. Additionally, CMS instituted new screening procedures which we expect will delay the Medicare contractor approval process, potentially causing a delay in reimbursement. We anticipate the new screening and enrollment requirements will require additional personnel and financial resources and will potentially delay the enrollment and revalidation of our centers which in turn will delay payment. These delays may negatively impact our revenues, earnings and cash flows.

Other reform measures allow CMS to place a moratorium on new enrollment of providers and to suspend payment to providers upon a credible allegation of fraud from any source. These types of reform measures, as well as other measures, could adversely impact our revenues, earnings and cash flows depending upon the scope and breadth of the implementing regulations.

There is also a considerable amount of uncertainty as to the prospective implementation of the federal healthcare reform legislation and what similar measures might be enacted at the state level. There have been multiple attempts through legislative action and legal challenges to repeal or amend the ACA. In addition, the 2016 Presidential and Congressional elections have caused the future state of the exchanges and other ACA reforms to be unclear. As a result, there is considerable uncertainty regarding the future with respect to the exchanges, and, indeed, many core aspects of the current health care marketplace. While specific changes and their timing are not yet apparent, it does appear likely that there will be significant changes to the healthcare environment in the near and short term. The enacted reforms as well as future legislative changes could have a material adverse effect on our results of operations, including lowering our reimbursement rates and increasing our expenses.

In addition, CMS published an interim final rule that establishes new Conditions for Coverage standards for dialysis facilities that require any facility making payments of premiums for individual market health plans to notify patients of potential coverage options and educate them about the benefits of each option. The interim final rule requires facilities to ensure that insurers are informed of and have agreed to accept the payments. On January 25, 2017, the federal court issued a preliminary injunction on CMS’ interim final rule. At this time CMS has not appealed the court’s ruling and we await the final decision from the court. This and any other law, rule or guidance or rule issued by CMS limiting or prohibiting the use of charitable premium assistance and/or the ability of patients with access to alternative coverage from selecting a marketplace plan on or off exchange could have a material adverse effect on our revenues, earnings and cash flows.

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

We are continuously implementing multiple layers of security measures through technology, processes, and our people. We utilize current security technologies and our defenses are monitored and routinely tested internally and by external parties. Despite these efforts, our facilities and systems and those of our third-party service providers may be vulnerable to privacy and security incidents; security attacks and breaches; acts of vandalism or theft; computer viruses and other malicious code; coordinated attacks by activist entities; emerging cybersecurity risks; misplaced or lost data; programming and/or human errors; or other similar events that could impact the security, reliability, and availability of our systems. Emerging and advanced security threats, including coordinated attacks, require additional layers of security which may disrupt or impact efficiency of operations. Cybersecurity requires ongoing investment and diligence against evolving threats.

Any security breach involving the misappropriation, loss or other unauthorized disclosure or use of confidential information, including PHI, financial data, competitively sensitive information, or other proprietary data, whether by us or a third party, could have a material adverse effect on our business, reputation, financial condition, cash flows, or results of operations. We may be required to expend significant additional resources to modify our protective measures, to investigate and remediate vulnerabilities or other exposures, or to make required notifications. The occurrence of any of these events could result in interruptions, delays, the loss or corruption of data, cessations in the availability of systems or liability under privacy and security laws, all of which could have a material adverse effect on our financial position and results of operations and harm our business reputation and trigger regulatory actions and private party litigation. If we are unable to protect the physical and electronic security and privacy of our databases and transactions, we could be subject to potential liability and regulatory action, our reputation and relationships with our patients and vendors would be harmed, and our business, operations, and financial results may be materially adversely affected. Failure to adequately protect and maintain the integrity of our information systems (including our networks) and data, or to defend against cybersecurity attacks, could subject us to monetary fines, civil suits, civil penalties or criminal sanctions and requirements to disclose the breach publicly, and may further result in a material adverse effect on our results of operations, financial position, and cash flows. As malicious cyber activity escalates, including activity that originates outside of the United States, the risks we face relating to transmission of data and our use of service providers outside of our network, as well as the storing or processing of data within our network, intensify. There have been increased federal and state HIPAA and other privacy and security enforcement efforts and we expect this trend to continue. While we maintain cyber liability insurance, this insurance may not cover us for all losses and may not be sufficient to protect us against all losses.

We may engage in acquisitions, mergers, joint ventures or dispositions, which may affect our results of operations, debt-to-capital ratio, capital expenditures or other aspects of our business, and if businesses we acquire have liabilities we are not aware of, we could suffer severe consequences that would materially and adversely affect our business.

Our business strategy includes growth through acquisitions of dialysis centers and other businesses, as well as entry into joint ventures. We may engage in acquisitions, mergers, joint ventures, dispositions or new business models, which may affect our results of operations, debt-to-capital ratio, capital expenditures or other aspects of our business. There can be no assurance that we will be able to identify suitable acquisition targets or merger partners or that, if identified, we will be able to acquire these targets on acceptable terms or agree to terms with merger partners. There can also be no assurance that we will be successful in completing any acquisitions, mergers or dispositions that we announce, executing new business models or integrating any acquired business into our overall operations. There is no guarantee that we will be able to operate acquired businesses successfully as stand-alone businesses, or that any such acquired business will operate profitably or will not otherwise adversely impact our results of operations. Further, we cannot be certain that key talented individuals at the business being acquired will continue to work for us after the acquisition or that they will be able to continue to successfully manage or have adequate resources to successfully operate any acquired business.

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

Additionally, joint ventures, including our Asia Pacific Joint Venture (APAC JV), and minority investments inherently involve a lesser degree of control over business operations, thereby potentially increasing the financial, legal, operational and/or compliance risks associated with the joint venture or minority investment. In addition, we may be dependent on joint venture partners, controlling shareholders or management who may have business interests, strategies or goals that are inconsistent with ours. Business decisions or other actions or omissions of the joint venture partner, controlling shareholders or management may adversely affect the value of our investment, result in litigation or regulatory action against us, result in reputational harm to us or adversely affect the value of our investment or partnership.

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

Our ability to effectively provide the services we offer could be negatively impacted if certain of our suppliers do not meet our needs, if there are material price increases, or if we are unable to effectively access new technology, which could substantially reduce our revenues, earnings and cash flows.

We have significant suppliers that are either the sole or primary source of products critical to the services we provide, including Amgen, Baxter, FMC, NxStage Medical, Inc. and others or to which we have committed obligations to make purchases. If any of these suppliers do not meet our needs for the products they supply, including in the event of a product recall, shortage or dispute, and we are not able to find adequate alternative sources, if we experience material price increases from these suppliers that we are unable to mitigate, or if some of the drugs that we purchase are not reimbursed or not adequately reimbursed by commercial payors or through the bundled payment rate by Medicare, our revenues, earnings and cash flows could be substantially reduced. In addition, the technology related to the products critical to the services we provide is subject to new developments and may result in superior products. If we are not able to access superior products on a cost-effective basis or if suppliers are not able to fulfill our requirements for such products, we could face patient attrition which could substantially reduce our revenues, earnings and cash flows.

DMG operates in a different line of business from our historical business, and we face challenges managing DMG and may not realize anticipated benefits.

DMG operates in a different line of business from our historical business. We may not have the expertise, experience and resources to pursue all of our businesses at once, and we may be unable to successfully operate all businesses in the combined company. The administration of DMG requires implementation of appropriate operations, management, and financial reporting systems and controls. We experience difficulties in effectively implementing these and other systems. The management of DMG requires and will continue to require the focused attention of our management team, including a significant commitment of its time and resources. The need for management to focus on these matters could have a material and adverse impact on our revenues and operating results. If the DMG operations are less profitable than we currently anticipate or we do not have the experience, the appropriate expertise or the resources to pursue all businesses in the combined company, the results of operations and financial condition may be materially and adversely affected, and in that regard, we have taken goodwill impairment charges of $189 million, $77 million and $176 million in December 2015, March 2016 and June 2016, respectively, and may continue incurring additional impairment charges.

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

Our operations and how we manage our Company may subject us, as well as our officers and directors to whom we owe certain defense and indemnity obligations, to litigation and liability for damages. Our business, profitability and growth prospects could suffer if we face negative publicity or we pay damages or defense costs in connection with a claim that is outside the scope or limits of coverage of any applicable insurance coverage, including claims related to adverse patient events, contractual disputes, professional and general liability and directors’ and officers’ duties. In addition, we have received several notices of claims from commercial payors and other third parties, as well as subpoenas and CIDs from the federal government, related to our business practices, including our historical billing practices and the historical billing practices of acquired businesses. Although the ultimate outcome of these claims cannot be predicted, an adverse result with respect to one or more of these claims could have a material adverse effect on our financial condition, results of operations and cash flows. We currently maintain insurance coverage for those risks we deem are appropriate to insure against and make determinations about whether to self-insure as to other risks or layers of coverage. However, a successful claim, including a professional liability, malpractice or negligence claim which is in excess of any applicable insurance coverage, or that is subject to our self-insurance retentions, could have a material adverse effect on our earnings and cash flows. Additionally, as a result of the broad scope of our DMG division’s medical practice, we are exposed to medical malpractice claims, as well as claims for damages and other expenses, that may not be covered by insurance or for which adequate limits of insurance coverage may not be available.

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

Expansion of our operations to and offering our services in markets outside of the U.S. subjects us to political, economic, legal, operational and other risks that could adversely affect our business, results of operations and cash flows.

We are continuing to expand our operations by offering our services outside of the U.S., which increases our exposure to the inherent risks of doing business in international markets. Depending on the market, these risks include those relating to:

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
•

failure to comply with U.S. laws, such as the FCPA, or local laws that prohibit us, our partners, or our partners’ or our intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining business.

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

Approximately 36% of our dialysis services revenues for the year ended December 31, 2016 were generated from patients who have commercial payors (including hospital dialysis services) as their primary payor. The majority of these patients have insurance policies that pay us on terms and at rates that are generally significantly higher than Medicare rates. The payments we receive from commercial payors generate nearly all of our profit and all of our nonacute dialysis profits come from commercial payors. We continue to experience downward pressure on some of our commercial payment rates as a result of general conditions in the market, including as employers shift to less expensive options for medical services, recent and future consolidations among commercial payors, increased focus on dialysis services and other factors. In addition, many commercial payors that sell individual plans both on and off exchange have publicly announced losses in the marketplace. These payors may seek discounts on rates for marketplace plans on and off exchange. There is no guarantee that commercial payment rates will not be materially lower in the future.

We are continuously in the process of negotiating existing and potential new agreements with commercial payors who aggressively negotiate terms with us. Sometimes many significant agreements are being renegotiated at the same time. In the event that our continual negotiations result in overall commercial rate reductions in excess of overall commercial rate increases, the cumulative effect could have a material adverse effect on our financial results. Consolidations have significantly increased the negotiating leverage of commercial payors. Our negotiations with payors are also influenced by competitive pressures, and we may experience decreased contracted rates with commercial payors or experience decreases in patient volume as our negotiations with commercial payors continue. In addition to downward pressure on contracted commercial payor rates, payors have been attempting to design and implement plans to restrict access to coverage, and the duration and/or the breadth of benefits, which may result in decreased payments. In addition, payors have been attempting to impose restrictions and limitations on patient access to commercial exchange plans and non-contracted or out-of-network providers, and in some circumstances designate our centers as out-of-network providers. Rates for commercial exchange products and out-of-network providers are on average higher than rates for government products and in-network providers, respectively. In 2017, a number of commercial payors have incorporated policies into their provider manuals refusing to accept charitable premium assistance from bona fide non-profit organizations, such as the American Kidney Fund, which may impact the number of patients who are able to afford commercial exchange plans. We also believe commercial payors have or will begin to restructure their benefits to create disincentives for patients to select or remain with out-of-network providers and to decrease payment rates for out-of-network providers. Decreases in the number of patients with commercial exchange plans, decreases in out-of-network rates and restrictions on out-of-network access, our turning away new patients in instances where we are unable to come to agreement on rates, or decreases in contracted rates could result in a significant decrease in our overall revenues derived from commercial payors. If the average rates that commercial payors pay us decline significantly, or if we see a decline in commercial patients, it would have a material adverse effect on our revenues, earnings and cash flows. For additional details regarding specific risks we face regarding regulatory changes that could result in fewer patients covered under commercial plans or an increase of patients covered under more restrictive commercial plans with lower reimbursement rates, see the discussion in the risk factor under the heading “Healthcare reform could substantially reduce our revenues, earnings and cash flows.”

If the number of patients with higher-paying commercial insurance declines, then our revenues, earnings and cash flows would be substantially reduced.

Our revenue levels are sensitive to the percentage of our patients with higher-paying commercial insurance coverage. A patient’s insurance coverage may change for a number of reasons, including changes in the patient’s or a family member’s employment status. Currently, for a patient covered by an employer group health plan, Medicare generally becomes the primary payor after 33 months, or earlier, if the patient’s employer group health plan coverage terminates. Patients with commercial insurance frequently rely on financial assistance from charitable organizations, such as the American Kidney Fund. However, certain payors are challenging our patients’ and other providers’ patients’ ability to utilize assistance from charitable organizations for the payment of premiums, including through litigation and other legal proceedings. Regulators have also questioned the use of charitable premium assistance for ESRD patients, including CMS, which had issued an interim final rule on charitable premium assistance in December 2016. Although CMS’ interim final rule is currently subject to a preliminary injunction issued by a federal court judge, CMS or a regulatory agency may issue a new rule to challenge charitable premium assistance. If any of these challenges to kidney patients’ use of premium assistance are successful or regulators impose restrictions on the use of financial assistance from such charitable organizations such that these patients are unable to obtain, or continue to receive or receive for a limited duration, such financial assistance, our revenues, earnings, and cash flow could be substantially reduced.

When Medicare becomes the primary payor, the payment rate we receive for that patient decreases from the employer group health plan rate to the lower Medicare payment rate. The number of our patients who have government-based programs as their primary payors could increase and the percentage of our patients covered under commercial insurance plans could be negatively impacted as a result of improved mortality or declining macroeconomic conditions. To the extent there are sustained or increased job losses in the U.S., independent of whether general economic conditions improve, we could experience a decrease in the number of patients covered under commercial plans. We could also experience a further decrease in the payments we receive for services if changes to the healthcare regulatory system result in fewer patients covered under commercial plans or an increase of patients covered under more restrictive commercial plans with lower reimbursement rates. In addition, our continual negotiations with commercial payors under existing and potential new agreements could result in a decrease in the number of our patients covered by commercial plans to the extent that we cannot reach agreement with commercial payors on rates and other terms, resulting in termination or non-renewals of existing agreements and our inability to enter into new agreements. Commercial payors have taken and may continue to take steps to control the cost of and/or the eligibility for access to healthcare services, including relative to products on and off the healthcare exchanges. These efforts could impact the number of our patients who are eligible to enroll in commercial insurance plans, and remain on the plans, including plans offered through healthcare exchanges. If there is a significant reduction in the number of patients under higher-paying commercial plans relative to government-based programs that pay at lower rates, it would have a material adverse effect on our revenues, earnings and cash flows.

Changes in the structure of and payment rates under the Medicare ESRD program could substantially reduce our revenues, earnings and cash flows.

Approximately 42% of our dialysis services revenues for the year ended December 31, 2016 were generated from patients who have Medicare as their primary payor. For patients with Medicare coverage, all ESRD payments for dialysis treatments are made under a single bundled payment rate which provides a fixed payment rate to encompass all goods and services provided during the dialysis treatment, including pharmaceuticals that were historically separately reimbursed to the dialysis providers, such as EPO, vitamin D analogs and iron supplements, irrespective of the level of pharmaceuticals administered or additional services performed. Most lab services are also included in the bundled payment. Under the ESRD Prospective Payment System (PPS), the bundled payments to a dialysis facility may be reduced by as much as 2% based on the facility’s performance in specified quality measures set annually by CMS through the ESRD Quality Incentive Program, which was established by the Medicare Improvements for Patients and Providers Act of 2008. The bundled payment rate is also adjusted for certain patient characteristics, a geographic usage index and certain other factors.

The current bundled payment system presents certain operating, clinical and financial risks, which include:

•

Risk that our rates are reduced by CMS. Uncertainty about future payment rates remains a material risk to our business. Each year, CMS publishes a final rule for the ESRD Prospective Payment System (PPS), which phases in the reductions to the ESRD PPS base rate mandated by the American Taxpayer Relief Act of 2012 as modified by the Protecting Access to Medicare Act of 2014.

•

Risk that increases in our operating costs will outpace the Medicare rate increases we receive. We expect operating costs to continue to increase due to inflationary factors, such as increases in labor and supply costs, regardless of whether there is a compensating inflation-based increase in Medicare payment rates or in payments under the bundled payment rate system.

•

Risk of federal budget sequestration cuts. As a result of the Budget Control Act of 2011 and the Bipartisan Budget Act of 2015, an annual 2% reduction to Medicare payments took effect on April 1, 2013 and has been extended through 2025. These across-the-board spending cuts have affected and will continue to adversely affect our revenues, earnings and cash flows.

•

Risk that, if our clinical systems fail to accurately capture the data we report to CMS in connection with claims for which at least part of the government’s payments to us is based on clinical performance or patient outcomes or co-morbidities, we might be over-reimbursed by the government which could subject us to certain liability. For example, CMS published a final rule that implemented a statute under the ACA. This statute requires providers to report and return Medicare and Medicaid overpayments within the later of (a) 60 days after the overpayment is identified, or (b) the date any corresponding cost report is due, if applicable. An overpayment impermissibly retained under this statute could subject us to liability under the FCA, exclusion, and penalties under the federal Civil Monetary Penalty statute.

For additional details regarding the risks we face for failing to adhere to our Medicare and Medicaid regulatory compliance obligations, see the risk factor below under the heading “If we fail to adhere to all of the complex government regulations that apply to our business, we could suffer severe consequences that could have a material adverse effect on our revenues, earnings, cash flows and stock price.”

Changes in state Medicaid or other non-Medicare government-based programs or payment rates could reduce our revenues, earnings and cash flows.

Approximately 22% of our dialysis services revenues for the year ended December 31, 2016 were generated from patients who have state Medicaid or other non-Medicare government-based programs, such as coverage through the Department of Veterans Affairs (VA), as their primary coverage. As state governments and other governmental organizations face increasing budgetary pressure, we may in turn face reductions in payment rates, delays in the receipt of payments, limitations on enrollee eligibility or other changes to the applicable programs. For example, certain state Medicaid programs and the VA have recently considered, proposed or implemented payment rate reductions.

The VA adopted Medicare’s bundled PPS pricing methodology for any veterans receiving treatment from non-VA providers under a national contracting initiative. Since we are a non-VA provider, these reimbursements are tied to a percentage of Medicare reimbursement, and we have exposure to any dialysis reimbursement changes made by CMS. Approximately 2% of our dialysis services revenues for the year ended December 31, 2016 were generated by the VA.

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

In October 2014, we entered into a Settlement Agreement with the United States and relator David Barbetta to resolve the then pending 2010 and 2011 U.S. Attorney physician relationship investigations and paid $406 million in settlement amounts, civil forfeiture, and interest to the United States and certain states. In connection with the resolution of these matters, and in exchange for the OIG’s agreement not to exclude us from participating in the federal healthcare programs, we have entered into a five-year CIA with the OIG. The CIA (i) requires that we maintain certain elements of our compliance programs; (ii) imposes certain expanded compliance-related requirements during the term of the CIA; (iii) requires ongoing monitoring and reporting by an independent monitor, imposes certain reporting, certification, records retention and training obligations, allocates certain oversight responsibility to the Board’s Compliance Committee, and necessitates the creation of a Management Compliance Committee and the retention of an independent compliance advisor to the Board; and (iv) contains certain business restrictions related to a subset of our joint venture arrangements, including our agreeing to (1) unwind 11 joint venture transactions that were created through partial divestitures to, or partial acquisitions from, nephrologists, and that cover 26 of our 2,119 clinics that existed at the time we entered into the Settlement Agreement, all of which have been completed, (2) not enter into certain types of partial divestiture joint venture transactions with nephrologists during the term of the CIA, (3) non-enforcement of certain patient-related non-solicitation restrictions, and (4) certain other restrictions. The costs associated with compliance with the CIA could be substantial and may be greater than we currently anticipate. In addition, in the event of a breach of the CIA, we could become liable for payment of certain stipulated penalties, and could be excluded from participation in federal healthcare programs. The OIG notified us that it considered us to be previously in breach of the CIA because of three implementation deficiencies. While we have remediated the deficiencies and have paid certain stipulated penalties, we cannot provide any assurances that we may not be found in breach of the CIA in the future. In general, the costs associated with compliance with the CIA, or any liability or consequences associated with a breach, could have a material adverse effect on our revenues, earnings and cash flows. For our domestic dialysis business, we are required under the CIA to report to the OIG (i) probable violations of criminal, civil or administrative laws applicable to any federal health care program for which penalties or exclusions may be authorized under applicable laws and regulations; (ii) substantial overpayments of amounts of money we have received in excess of the amounts due and payable under the federal healthcare program requirements; and (iii) employment of or contracting with individuals ineligible from participating in the federal healthcare programs (we refer to these collectively as Reportable Events). We have provided the OIG notice of Reportable Events, and we may identify and report additional events in the future. If any of our operations are found to violate government laws and regulations, we could suffer severe consequences that would have a material adverse effect on our revenues, earnings, cash flows and stock price, including those consequences described under the risk factor “If we fail to adhere to all of the complex government regulations that apply to our business, we could suffer severe consequences that would substantially reduce our revenues, earnings, cash flows and stock price.”

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

As of December 31, 2016, we owned a controlling interest in numerous dialysis-related joint ventures, which represented approximately 24% of our dialysis and related lab services revenues for the year ended December 31, 2016. In addition, we also owned noncontrolling equity investments in several other dialysis related joint ventures. We may continue to increase the number of our joint ventures. Many of our joint ventures with physicians or physician groups also have certain physician owners providing medical director services to centers we own and operate. Because our relationships with physicians are governed by the federal and state anti-kickback statutes, we have sought to structure our joint venture arrangements to satisfy as many federal safe harbor requirements as we believe are commercially reasonable. However, although our joint venture arrangements do not satisfy all of the elements of any safe harbor under the federal Anti-Kickback Statute, they are not automatically prohibited under the federal Anti-Kickback Statute but are susceptible to government scrutiny. For example, in October 2014, we entered into a Settlement Agreement with the United States and relator David Barbetta to resolve the then pending 2010 and 2011 U.S. Attorney physician relationship investigations regarding certain of our joint ventures and paid $406 million in settlement amounts, civil forfeiture, and interest to the United States and certain states. For further details, see “If we fail to comply with our Corporate Integrity Agreement, we could be subject to substantial penalties and exclusion from participation in federal healthcare programs that could have a material effect on our revenues, earnings and cash flows”.

There are significant estimating risks associated with the amount of dialysis revenues and related refund liabilities that we recognize, and if we are unable to accurately estimate our revenues and related refund liabilities, it could impact the timing and the amount of our revenues recognition or have a significant impact on our operating results.

There are significant estimating risks associated with the amount of dialysis and related lab services revenues and related refund liabilities that we recognize in a reporting period. The billing and collection process is complex due to ongoing insurance coverage changes, geographic coverage differences, differing interpretations of contract coverage and other payor issues. Determining applicable primary and secondary coverage for approximately 187,700 U.S. patients at any point in time, together with the changes in patient coverage that occur each month, requires complex, resource-intensive processes. Errors in determining the correct coordination of benefits may result in refunds to payors. Revenues associated with Medicare and Medicaid programs are also subject to estimating risk related to the amounts not paid by the primary government payor that will ultimately be collectible from other government programs paying secondary coverage, the patient’s commercial health plan secondary coverage or the patient. Collections, refunds and payor retractions typically continue to occur for up to three years and longer after services are provided. We generally expect our range of dialysis and related lab services revenues estimating risk to be within 1% of net revenues for the segment. If our estimates of dialysis and related lab services revenues and related refund liabilities are materially inaccurate, it could impact the timing and the amount of our revenues recognition and have a significant impact on our operating results.

Our ancillary services and strategic initiatives, including our pharmacy services and our international dialysis operations, that we invest in now or in the future may generate losses and may ultimately be unsuccessful. In the event that one or more of these activities is unsuccessful, our revenues, earnings and cash flows may be negatively impacted and we may have to write off our investment and incur other exit costs.

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

If any of our ancillary services or strategic initiatives, including our pharmacy services and our international dialysis operations, do not perform as planned, our revenues, earnings and cash flows may be negatively impacted, we may incur a material write-off or an impairment of our investment, including goodwill, in one or more of these activities, or we could incur significant termination costs if we were to exit a certain line of business.

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

In addition, we may take actions to restructure existing relationships or take positions in negotiating extensions of relationships to assure compliance with the federal Anti-Kickback Statute, Stark Law and other similar laws. If the terms of any existing agreement are found to violate applicable laws, we may not be successful in restructuring the relationship, which could lead to the early termination of the agreement, or cause the physician to stop referring patients to our dialysis centers. These actions, in an effort to comply with applicable laws and regulations, could negatively impact the decision of physicians to extend their medical director agreements with us or to refer their patients to us. If a significant number of physicians were to cease referring patients to our dialysis centers, it would have a material adverse effect on our revenues, earnings and cash flows.

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

Complications associated with our billing and collections system could have a material adverse effect on our revenues, cash flows and operating results.

Our billing system is critical to our billing operations. If there are defects in the billing system, we may experience difficulties in our ability to successfully bill and collect for services rendered, including a delay in collections, a reduction in the amounts collected, increased risk of retractions from and refunds to commercial and government payors, an increase in our provision for uncollectible accounts receivable and noncompliance with reimbursement regulations, any or all of which could have a material adverse effect on our revenues, cash flows and operating results.

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

Over 83% of DMG’s revenue for the year ended December 31, 2016 is derived from fixed per member per month (PMPM) fees paid by health plans under capitation agreements with DMG or its associated physician groups. While there are variations specific to each arrangement, DMG, through DaVita Health Plan of California, Inc. (DHPC), a subsidiary of HealthCare Partners Holdings, LLC and a restricted Knox-Keene licensed entity, and, in certain instances, DMG’s associated physician groups generally contract with health plans to receive a PMPM fee for professional services and assume the financial responsibility for professional services only. In some cases, the health plans separately enter into capitation contracts with third parties (typically hospitals) who receive directly a PMPM fee and assume contractual financial responsibility for hospital services. In other cases, the health plan does not pay any portion of the PMPM fee to the hospital, but rather administers claims for hospital expenses itself. In both scenarios, DMG enters into managed care-related administrative services agreements or similar arrangements with those third parties (typically hospitals) under which DMG agrees to be responsible for utilization review, quality assurance, and other managed care-related administrative functions and claim payments. As compensation for such administrative services, DMG is entitled to receive a percentage of the amount by which the institutional capitation revenue received from health plans exceeds institutional expenses; any such risk-share amount to which DMG is entitled is recorded as medical revenues, and DMG is also responsible for a percentage of any short-fall in the event that institutional expenses exceed institutional revenues. To the extent that members require more care than is anticipated, aggregate fixed PMPM amounts, or capitation payments, may be insufficient to cover the costs associated with treatment. If medical expenses exceed estimates, except in very limited circumstances, DMG will not be able to increase the PMPM fee received under these risk agreements during their then-current terms and could, directly or indirectly through its contracts with its associated physician groups, suffer losses with respect to such agreements.

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

It is possible that a state regulatory agency or a court could determine that DMG’s agreements with physician equity holders of certain managed California, Colorado, Nevada and Washington associated physician groups as described above, either independently or coupled with the management services agreements with such associated physician groups, are in violation of the corporate practice of medicine doctrine. As a result, these arrangements could be deemed invalid, potentially resulting in a loss of revenues and an adverse effect on results of operations derived from such associated physician groups. Such a determination could force a restructuring of DMG’s management arrangements with associated physician groups in California, Colorado, Nevada and/or Washington, which might include revisions of the management services agreements, including a modification of the management fee and/or establishing an alternative structure that would permit DMG to contract with a physician network without violating the corporate practice of medicine prohibition. There can be no assurance that such a restructuring would be feasible, or that it could be accomplished within a reasonable time frame without a material adverse effect on DMG’s operations and financial results. In December 2013, DHPC obtained a restricted Knox-Keene license in California, which permits DHPC to contract with health plans in California to accept global risk without violating the corporate practice of medicine prohibition. However, DMG and DMG’s Colorado, Nevada and Washington associated physician groups, as well as those physician equity holders of associated physician groups who are subject to succession agreements with DMG, could be subject to criminal or civil penalties or an injunction for practicing medicine without a license or aiding and abetting the unlicensed practice of medicine.

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

DMG’s financial statements are consolidated in accordance with applicable accounting standards and include the accounts of its majority-owned subsidiaries and certain non-owned DMG-associated and managed physician groups. Such consolidation for accounting and/or tax purposes does not, is not intended to, and should not be deemed to, imply or provide to DMG any control over the medical or clinical affairs of such physician groups. In the event of a change in accounting standards promulgated by FASB or in interpretation of its standards, or if there is an adverse determination by a regulatory agency or a court, or a change in state or federal law relating to the ability to maintain present agreements or arrangements with such physician groups, DMG may not be permitted to continue to consolidate the total revenues of such organizations. A change in accounting for consolidation with respect to DMG’s present agreement or arrangements would diminish DMG’s reported revenues but would not be expected to materially adversely affect its reported results of operations, while regulatory or legal rulings or changes in law interfering with DMG’s ability to maintain its present agreements or arrangements could materially diminish both revenues and results of operations.

If DHPC is not able to satisfy financial solvency or other regulatory requirements, we could become subject to sanctions and its license to do business in California could be limited, suspended or terminated.

Knox-Keene requires healthcare service plans operating in California to comply with financial solvency and other requirements overseen by the California Department of Managed HealthCare (DMHC). Under Knox-Keene, DHPC is required to, among other things:

•	Maintain, at all times, a minimum tangible net equity (TNE);
•	Submit periodic financial solvency reports to the DMHC containing various data regarding performance and financial solvency;
•	Comply with extensive regulatory requirements; and
•	Submit to periodic regulatory audits and reviews concerning DHPC operations and compliance with Knox-Keene.

In the event that DHPC is not in compliance with the provisions of Knox-Keene, we could be subject to sanctions, or limitations on, or suspension of its license to do business in California.

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

Each year, CMS issues a final rule to establish the Medicare Advantage benchmark payment rates for the following calendar year. Any reduction to Medicare Advantage rates to DMG that is greater compared to the industry average rate may have material adverse effect on DMG’s operations and cash flows. The final impact of the Medicare Advantage rates can vary from any estimate we may have and may be further impacted by the relative growth of DMG’s Medicare Advantage patient volumes across markets as well as by the benefit plan designs submitted. It is possible that we may underestimate the impact of the Medicare Advantage rates on our business, which may have a material adverse effect on our financial position, results of operation or cash flows.

We have taken impairment charges against the goodwill of three of our DMG reporting units in the fourth quarter of 2015 and the first and second quarters of 2016 based on continuing developments at our DMG reporting units, including the Medicare Advantage final benchmark rates for 2017 announced on April 4, 2016, further changes in our expectations concerning future government reimbursement rates and our expected ability to mitigate them, as well as medical cost and utilization trends, underperformance of certain at-risk units in recent quarters and other market conditions. We may also need to take additional goodwill impairment charges against earnings in a future period, depending on the impact of continuing changes on the value of our DMG reporting units. A goodwill impairment occurs when the carrying amount of a reporting unit’s goodwill is in excess of its implied fair value, and the amount of such non-cash charge, if any, could be significant. In estimating the fair value of our DMG reporting units, we update our forecasts for our at-risk DMG reporting units to reflect the expected future cash flows that we believe market participants would use in determining fair values of our DMG reporting units if they were to acquire these businesses. We and our independent advisors also use certain estimates and key assumptions in determining the estimate of these fair values, including applicable market multiples, discount and long-term growth rates, market data and future reimbursement rates. Our estimates of the fair value of our DMG reporting units could differ from the actual values that a market participant would pay for these reporting units.

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

However, the 2016 Presidential and Congressional elections have caused the future state of the Health Reform Acts to be unclear. While specific changes and their timing are not yet apparent, enacted reforms and future legislative changes could have a material adverse effect on our results of operations.

There is also uncertainty regarding both Medicare Advantage payment rates and beneficiary enrollment, which, if reduced, would reduce DMG’s overall revenues and net income. For example, although the Congressional Budget Office (CBO) predicted in 2010 that Medicare Advantage participation would drop substantially by 2020, the CBO now predicts that enrollment in Medicare Advantage (and other contracts covering Medicare Parts A and B) could reach 30 million by 2026. Although Medicare Advantage enrollment increased by approximately 5.6 million, or by 50%, between the enactment of the ACA in 2010 and 2015, there can be no assurance that this trend will continue. Further, fluctuation in Medicare Advantage payment rates are evidenced by CMS’s annual announcement of the expected average change in revenue from the prior year: for 2015, CMS announced an average increase of 0.4%; for 2016, 1.25%; and for 2017, 0.85%. Uncertainty over Medicare Advantage enrollment and payment rates present a continuing risk to DMG’s business.

Medicare Advantage enrollment continues to be highly concentrated among a few payors, both nationally and in local markets. In 2017, in 439 counties in 26 states, only one company will offer Medicare Advantage plans– an indicator that those markets may lack competition. Consolidation among Medicare Advantage plans, or the Medicare program’s failure to attract additional plans to participate in the Medicare Advantage program, could have a negative impact of DMG’s revenues, earnings, and/or cash flows.

DMG’s operations are dependent on competing health plans and, at times, a health plan’s and DMG’s economic interests may diverge.

For the year ended December 31, 2016, 63% of DMG’s consolidated capitated medical revenues were earned through contracts with three health plans.

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

DMG, on behalf of itself and its associated physicians, physician groups and IPAs, submits to health plans claims and encounter data that support the Medicare Risk Adjustment Factor (RAF) scores attributable to members. These RAF scores determine, in part, the revenue to which the health plans and, in turn, DMG is entitled for the provision of medical care to such members. The data submitted to CMS by each health plan is based, in part, on medical charts and diagnosis codes prepared and submitted by DMG. Each health plan generally relies on DMG and its employed or affiliated physicians to appropriately document and support such RAF data in DMG’s medical records. Each health plan also relies on DMG and its employed or affiliated physicians to appropriately code claims for medical services provided to members. Erroneous claims and erroneous encounter records and submissions could result in inaccurate PMPM fee revenue and risk adjustment payments, which may be subject to correction or retroactive adjustment in later periods. This corrected or adjusted information may be reflected in financial statements for periods subsequent to the period in which the revenue was recorded. DMG might also need to refund a portion of the revenue that it received, which refund, depending on its magnitude, could damage its relationship with the applicable health plan and could have a material adverse effect on DMG’s results of operations, financial condition or cash flows.

In June 2015, we received a subpoena from the OIG requesting information relating to our and our subsidiaries’ (including DMG’s and its subsidiary JSA’s) provision of services to Medicare Advantage plans and related patient diagnosis coding and risk adjustment submissions and payments. See “Item 3. Legal Proceedings” and Note 17 to the consolidated financial statements included in this report for further details.

Additionally, CMS audits Medicare Advantage plans for documentation to support RAF-related payments for members chosen at random. The Medicare Advantage plans ask providers to submit the underlying documentation for members that they serve. It is possible that claims associated with members with higher RAF scores could be subject to more scrutiny in a CMS or plan audit. There is a possibility that a Medicare Advantage plan may seek repayment from DMG should CMS make any payment adjustments to the Medicare Advantage plan as a result of its audits. The plans also may hold DMG liable for any penalties owed to CMS for inaccurate or unsupportable RAF scores provided by DMG. In addition, DMG could be liable for penalties to the government under the FCA that range from $5,500 to $11,000 (adjusted for inflation) for each false claim, plus up to three times the amount of damages caused by each false claim, which can be as much as the amounts received directly or indirectly from the government for each such false claim. On February 3, 2017, the DOJ issued a final rule announcing adjustments to FCA penalties, under which the per claim penalty range increases to $10,957 to $21,916 for penalties assessed after February 3, 2017, so long as the underlying conduct occurred after November 2, 2015.

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

Separately, as described in further detail in “Item 3. Legal Proceedings” and Note 17 to the consolidated financial statements included in this report, on March 13, 2015, JSA, a subsidiary of DMG, received a subpoena from the OIG that relates, in part, to risk adjustment practices and data.

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

Participation in ACO programs is subject to federal regulation, supervision, and evolving regulatory developments that may result in financial liability.

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

California hospitals may terminate their agreements with HealthCare Partners Affiliates Medical Group and DaVita Health Plan of California, Inc. (formerly HealthCare Partners Plan, Inc., and, together with HealthCare Partners Affiliates Medical Group, AMG) or reduce the fees they pay to DMG.

In California, AMG maintains significant hospital arrangements designed to facilitate the provision of coordinated hospital care with those services provided to members by AMG and its associated physicians, physician groups and IPAs. Through contractual arrangements with certain key hospitals, AMG provides utilization review, quality assurance and other management services related to the provision of patient care services to members by the contracted hospitals and downstream hospital contractors. In the event that any one of these key hospital agreements is amended in a financially unfavorable manner or is otherwise terminated, such events could have a material adverse effect on DMG’s financial condition, and results of operations.

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

DMG’s failure to successfully implement and maintain all of its systems could have a material adverse effect on its business, financial condition and results of operations. For example, DMG’s failure to successfully operate its billing systems could lead to potential violations of healthcare laws and regulations. If DMG is unable to handle its claims volume, or if DMG is unable to pay claims timely, DMG may become subject to a health plan’s corrective action plan or de-delegation until the problem is corrected, and/or termination of the health plan’s agreement with DMG. This could have a material adverse effect on DMG’s operations and profitability. In addition, if DMG’s claims processing system is unable to process claims accurately, the data DMG uses for its incurred but not reported (IBNR) estimates could be incomplete and DMG’s ability to accurately estimate claims liabilities and establish adequate reserves could be adversely affected. Finally, if DMG’s management information systems are unable to function in compliance with applicable state or federal rules and regulations, including medical information confidentiality laws such as HIPAA, possible penalties and fines due to this lack of compliance could have a material adverse effect on DMG’s financial condition, and results of operations.

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

Risk factors related to ownership of our common stock:

Provisions in our charter documents, compensation programs and Delaware law may deter a change of control that our stockholders would otherwise determine to be in their best interests.

Our charter documents include provisions that may deter hostile takeovers, delay or prevent changes of control or changes in our management, or limit the ability of our stockholders to approve transactions that they may otherwise determine to be in their best interests. These include provisions prohibiting our stockholders from acting by written consent; requiring 90 days advance notice of stockholder proposals or nominations to our Board of Directors (or 120 days for nominations made using proxy access); and granting our Board of Directors the authority to issue preferred stock and to determine the rights and preferences of the preferred stock without the need for further stockholder approval.

Most of our outstanding employee stock-based compensation awards include a provision accelerating the vesting of the awards in the event of a change of control. We also maintain a change of control protection program for our employees who do not have a significant number of stock awards, which has been in place since 2001, and which provides for cash bonuses to the employees in the event of a change of control. Based on the market price of our common stock and shares outstanding on December 31, 2016, these cash bonuses would total approximately $493 million if a change of control transaction occurred at that price and our Board of Directors did not modify this program. These change of control provisions may affect the price an acquirer would be willing to pay for our Company.

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

Our corporate headquarters are located in Denver, Colorado, consisting of one owned 240,000 square foot building and one leased 116,000 square foot building. Our headquarters are occupied by teammates engaged in management, finance, marketing, strategy, legal, compliance and other administrative functions. We lease six business offices located in California, Pennsylvania, Tennessee and Washington for our U.S. dialysis and related lab services business. For our DMG business we lease nine business offices located in California, Colorado, Nevada, New Mexico, Florida and Washington. Our laboratories are based in Florida where we operate our lab services out of five buildings, one owned and four leased. DaVita Rx leases four buildings located in Arizona, California, Florida and Texas. We also own four administrative offices and lease administrative offices worldwide. Our leases on the properties listed above expire at various dates through the year 2031.

For our U.S. dialysis and related lab services business we own the land and buildings for 16 of our outpatient dialysis centers. We also own eight separate land and buildings and nine land parcels for development. We lease a total of three owned properties to third-party tenants. Our remaining outpatient dialysis centers are located on premises that we lease.

For DMG, we own the land and buildings for 18 of our clinics. We also own the building for one other clinic and we own one separate land parcel. Our remaining clinics are located on premises that we lease.

Our leases for our U.S. dialysis and related lab services and for DMG generally cover periods from five to 20 years and typically contain renewal options of five to ten years at the fair rental value at the time of renewal. Our leases are generally subject to periodic consumer price index increases, or contain fixed escalation clauses. Our outpatient dialysis centers range in size from approximately 600 to 33,000 square feet, with an average size of approximately 7,500 square feet. DMG’s clinics range in size from approximately 800 to 86,000 square feet, with an average size of approximately 10,500 square feet. Our international leases generally range from one to ten years.

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

We operate in a highly regulated industry and are a party to various lawsuits, claims, governmental investigations and audits (including investigations resulting from our obligation to self-report suspected violations of law) and other legal proceedings. We record accruals for certain legal proceedings and regulatory matters to the extent that we determine an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. While these accruals reflect our best estimate of the probable loss for those matters as the dates of those accruals, the recorded amounts may differ materially from the actual amount of the losses for those matters. Additionally, in some cases, no estimate of the possible loss or range of loss in excess of amounts accrued, if any, can be made because of the inherently unpredictable nature of legal proceedings and regulatory matters, which may be exacerbated by various factors, including that they may involve indeterminate claims for monetary damages or may involve fines, penalties or non-monetary remedies; present novel legal theories or legal uncertainties; involve disputed facts; represent a shift in regulatory policy; are in the early stages of the proceedings; or result in a change of business practices. Further, there may be various levels of judicial review available to us in connection with any such proceeding.

The following is a description of certain lawsuits, claims, governmental investigations and audits and other legal proceedings to which we are subject.

Swoben Private Civil Suit: In April 2013, HealthCare Partners (HCP), now known as our DaVita Medical Group (DMG) subsidiary, was one of several defendants served with a civil complaint filed by a former employee of SCAN Health Plan (SCAN), an HMO. On July 13, 2009, pursuant to the qui tam provisions of the federal False Claims Act (FCA) and the California False Claims Act, James M. Swoben, as relator, filed his initial qui tam action in the United States District Court for the Central District of California purportedly on behalf of the United States of America and the State of California against SCAN, and certain other defendants whose identities were under seal. The allegations in the complaint relate to alleged overpayments received from government healthcare programs. In 2009 and 2010, the relator twice amended his complaint and added additional defendants, and in November 2011, he filed his Third Amended Complaint under seal alleging violations of the federal FCA and the California False Claims Act, and added additional defendants, including HCP and certain health insurance companies (the defendant HMOs). The allegations in the complaint against HCP relate to patient diagnosis coding to determine reimbursement in the Medicare Advantage program, referred to as HCC and RAF scores. The complaint sought monetary damages and civil penalties as well as costs and expenses. The U.S. Department of Justice (DOJ) reviewed these allegations and in January 2013 declined to intervene in the case. HCP and the other defendants filed motions to dismiss the Third Amended Complaint, and the court dismissed with prejudice the claims and judgment was entered in September 2013. Upon the plaintiff’s appeal, a panel of the Ninth Circuit overturned the trial court’s ruling and vacated the dismissal of the case. Together with certain defendants, we petitioned the Ninth Circuit for a rehearing, but in December 2016, the Ninth Circuit rejected the petition and determined the relator should be given an opportunity to amend the complaint, and remanded the case back to district court.

2015 U.S. Attorney Transportation Investigation: In February 2015, we announced that we received six administrative subpoenas from the OIG for medical records from six different dialysis centers in southern California operated by us. Specifically, each subpoena sought the medical records of a single patient of each respective dialysis center. In February 2016, we received four additional subpoenas for four additional dialysis centers in southern California. The subpoenas were similarly limited in scope to the subpoenas received in 2015. On February 8, 2017, we were served with a qui tam complaint in the U.S. District Court for the Central District of California. We have been advised by an attorney with the United States Attorney’s Office for the Central District of California that the qui tam is related to the investigation concerning the medical necessity of patient transportation, which was the basis for the subpoenas. The relator alleges that an ambulance company submitted false claims for patient transportation. Although we do not provide transportation ourselves nor do we bill for the transport of our dialysis patients, the relator alleges that two of our purported clinical staff caused the submission of a small number of those claims through improper certifications of medical necessity. We are investigating these allegations and intend to defend accordingly. The DOJ has declined to intervene.

2015 U.S. Office of Inspector General (OIG) Medicare Advantage Civil Investigation: In March 2015, JSA HealthCare Corporation (JSA), a subsidiary of DMG, received a subpoena from the OIG. We have been advised by an attorney with the Civil Division of the DOJ in Washington, D.C. that the subpoena relates to an ongoing civil investigation concerning Medicare Advantage service providers’ risk adjustment practices and data, including identification and verification of patient diagnoses and factors used in making the diagnoses. The subpoena requests documents and information for the period from January 1, 2008 through December 31, 2013, for certain Medicare Advantage plans for which JSA provided services. It also requests information regarding JSA’s communications about patient diagnoses as they relate to certain Medicare Advantage plans generally, and more specifically as related to two Florida physicians with whom JSA previously contracted. We are producing the requested information and are cooperating with the government’s investigation.

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

2015 U.S. Department of Justice Vascular Access Investigation and Related Qui Tam Litigation: In November 2015, we announced that RMS Lifeline, Inc., a wholly-owned subsidiary of ours that operates under the name Lifeline Vascular Access (Lifeline), received a Civil Investigative Demand (CID) from the DOJ. The CID relates to two vascular access centers in Florida that are part of Lifeline’s vascular access business. The CID covers the period from January 1, 2008 through the present. We acquired these two centers in December 2012. Based on the language of the CID, the DOJ appeared to be looking at whether angiograms performed at the two centers were medically unnecessary and therefore whether related claims filed with federal healthcare programs possibly violated the FCA. Lifeline does not perform dialysis services but instead provides vascular access management services for dialysis patients. We cooperated with the government and produced the requested information. The DOJ investigation was initiated pursuant to a complaint brought under the qui tam provisions of the FCA (the Complaint). The Complaint was originally filed under seal in August 2014 in the U.S. District Court, Middle District of Florida, United States ex. rel James Spafford v. DaVita HealthCare Partners, Inc., et al., Case Number 6:14-cv-1251-Orl-41DAB, naming several doctors with us as defendants. In December 2015, a First Amended Complaint was filed under seal. In May 2016, the First Amended Complaint was unsealed. The First Amended Complaint alleges violations of the FCA due to the submission of claims to the government for allegedly medically unnecessary angiograms and angiography procedures at the two vascular access centers as well as employment-related claims. The Complaint covers alleged conduct dating from July 2008, prior to our acquisition of the centers, to the present. The DOJ declined to intervene. In the third quarter of 2016 we recorded an accrual of a non-material amount for potential damages and liabilities. In January 2017, we finalized and executed a settlement agreement with the relator and the government for an immaterial amount.

2016 U.S. Attorney Prescription Drug Investigation: In early February 2016, we announced that our pharmacy services’ wholly-owned subsidiary, DaVita Rx, received a CID from the U.S. Attorney’s Office for the Northern District of Texas. It appears the government is conducting an FCA investigation concerning allegations that DaVita Rx presented or caused to be presented false claims for payment to the government for prescription medications, as well as into our relationship with pharmaceutical manufacturers. The CID covers the period from January 1, 2006 through the present. In the spring of 2015, we initiated an internal compliance review of DaVita Rx during which we identified potential billing and operational issues. We notified the government in September 2015 that we were conducting this review of DaVita Rx and began providing regular updates of our review. Through the fourth quarter of 2016, we recorded estimated accruals totaling $38 million for potential damages and liabilities associated with write-offs and discounts of patient co-payment obligations, and credits to payors for returns of prescriptions drugs, related to DaVita Rx that were identified during the course of this internal compliance review. Upon completion of our review, we filed a self-disclosure with the OIG in early February 2016 and we have been working to address and update the practices we identified in the self-disclosure, some of which overlap with information requested by the U.S. Attorney’s Office. We may accrue additional reserves for refunds and related damages and potential liabilities arising out of this review. We do not know if the U.S. Attorney’s Office, which is part of the DOJ, knew when it served the CID on us that we were already in the process of developing a self-disclosure to the OIG. The OIG informed us in February 2016 that our submission was not accepted. They indicated that the OIG is not expressing an opinion regarding the conduct disclosed or our legal positions. We are cooperating with the government and are producing the requested information.

2017 U.S. Attorney American Kidney Fund Investigation. On January 4, 2017, we were served with an administrative subpoena for records by the United States Attorney’s Office, District of Massachusetts, relating to an investigation into possible federal health care offenses. The subpoena covers the period from January 1, 2007 through the present, and seeks documents relevant to charitable patient assistance organizations, particularly the American Kidney Fund, including documents related to efforts to provide patients with information concerning the availability of charitable assistance. We intend to cooperate with the government in this investigation.

Although we cannot predict whether or when proceedings might be initiated or when these matters may be resolved (other than as described above), it is not unusual for inquiries such as these to continue for a considerable period of time through the various phases of document and witness requests and on-going discussions with regulators. In addition to the inquiries and proceedings specifically identified above, we are frequently subject to other inquiries by state or federal government agencies and/or private civil qui tam complaints filed by relators. Negative findings or terms and conditions that we might agree to accept as part of a negotiated resolution of pending or future government inquiries or relator proceedings could result in, among other things, substantial financial penalties or awards against us, substantial payments made by us, harm to our reputation, required changes to our business practices, exclusion from future participation in the Medicare, Medicaid and other federal health care programs and, if criminal proceedings were initiated against us, possible criminal penalties, any of which could have a material adverse effect on us.

Shareholder Claims

Peace Officers’ Annuity and Benefit of Georgia Securities Laws Class Action Civil Suit: On February 1, 2017, the Peace Officers’ Annuity and Benefit Fund of Georgia filed a putative federal securities class action complaint in the U.S. District Court for the District of Colorado against us and certain executives. The complaint covers the time period of August 2015 to October 2016 and alleges, generally, that we and our executives violated federal securities laws concerning our financial results and revenue derived from patients who received charitable premium assistance from an industry-funded non-profit organization. The complaint further alleges that the process by which patients obtained commercial insurance and received charitable premium assistance was improper and “created a false impression of DaVita’s business and operational status and future growth prospects.” We dispute these allegations and intend to defend this action accordingly.

Blackburn Shareholder Derivative Civil Suit: On February 10, 2017, Charles Blackburn filed a derivative shareholder lawsuit in the U.S. District Court for the District of Delaware against us, as nominal defendant, the Board of Directors and certain executives. The complaint covers the time period from 2015 to present and alleges, generally, breach of fiduciary duty, unjust enrichment and misrepresentations and/or failures to disclose certain information in violation of the federal securities laws in our 2016 proxy statement in connection with an alleged practice to direct patients with government-subsidized health insurance into private health insurance plans to maximize our profits. We dispute these allegations and intend to defend this action accordingly.

Other Proceedings

In addition to the foregoing, from time to time we are subject to other lawsuits, claims, governmental investigations and audits and legal proceedings that arise due to the nature of our business, including contractual disputes, such as with payors, suppliers and others, employee-related matters and professional and general liability claims.

From time to time, we initiate litigation or other legal proceedings as a plaintiff arising out of contracts or other matters. In that regard, we had a pending lawsuit in the U.S. Court of Federal Claims against the federal government which was originally filed in May 2011. The lawsuit related to the U.S. Department of Veterans Affairs (VA) underpayment of dialysis services that we provided from 2005 through 2011 to veterans pursuant to VA regulations. In January 2017, we reached a resolution of our claims with the government for $538 million, which we expect to recognize in our first quarter 2017 financial statements.

*  *  *

Other than as described above, we cannot predict the ultimate outcomes of the various legal proceedings and regulatory matters to which we are or may be subject from time to time, including those described in this “Item 3. Legal Proceedings,” or the timing of their resolution or the ultimate losses or impact of developments in those matters, which could have a material adverse effect on our revenues, earnings and cash flows. Further, any legal proceedings or regulatory matters we are involved in, whether meritorious or not, are time consuming, and often require management’s attention and result in significant legal expense, and may result in the diversion of significant operational resources, or otherwise harm our business or reputation.

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

	High	Low
Year ended December 31, 2016:
1st quarter	$74.18	$61.36
2nd quarter	78.00	72.31
3rd quarter	78.77	62.76
4th quarter	67.44	54.50
Year ended December 31, 2015:
1st quarter	$83.04	$71.89
2nd quarter	85.17	79.31
3rd quarter	81.89	70.12
4th quarter	78.94	67.34

The closing price of our common stock on January 31, 2017 was $63.75 per share. According to Computershare, our registrar and transfer agent, as of January 31, 2017, there were 9,853 holders of record of our common stock. We have not declared or paid cash dividends to holders of our common stock since 1994. We have no current plans to pay cash dividends and we are restricted from paying dividends under the terms of our senior secured credit facilities and the indentures governing our senior notes. See “Liquidity and capital resources” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our consolidated financial statements.

Stock Repurchases

The following table summarizes our repurchases of our common stock during the fourth quarter of 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)

October 1 - October 31, 2016	3,367,024	$63.07	3,367,024	$881.0
November 1 - November 30, 2016	3,351,634	$60.85	3,351,634	$677.1
December 1 - December 31, 2016	—	—	—	$677.1
Total	6,718,658	$61.96	6,718,658	$677.1

(1)

On July 13, 2016, our Board of Directors approved share repurchases in the amount of approximately $1.2 billion. These share repurchases were in addition to the approximately $259 million remaining at that time under our Board of Directors’ prior share repurchase authorization announced in April 2015. We are authorized to make purchases from time to time in the open market or in privately negotiated transactions, depending upon market conditions and other considerations. During the twelve months ended December 31, 2016, we purchased a total of 16,649,090 shares of our common stock for $1.072 billion, or an average price of $64.41. As of December 31, 2016, there was approximately $677 million available under our current Board authorizations for additional share repurchases. We have not repurchased any shares from January 1, 2017 through February 24, 2017. Although these share repurchase authorizations have no expiration dates, we are subject to share repurchase limitations under the terms of the senior secured credit facilities and the indentures governing our senior notes.

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

	Year ended December 31,
	2016	2015	2014	2013	2012 (5)
	(in thousands, except share data)
Income statement data:
Net revenues	$14,745,105	$13,781,837	$12,795,106	$11,764,050	$8,186,280
Operating expenses and charges(2)	12,850,562	12,611,142	10,979,965	10,213,916	6,889,196
Operating income	1,894,543	1,170,695	1,815,141	1,550,134	1,297,084
Debt expense	(414,382)	(408,380)	(410,294)	(429,943)	(288,554)
Debt refinancing and redemption charges	—	(48,072)	(97,548)	—	(10,963)
Other income, net	8,734	8,893	2,374	4,787	3,737
Income from continuing operations before income taxes	1,488,895	723,136	1,309,673	1,124,978	1,001,304
Income tax expense	455,813	295,726	446,343	381,013	359,845
Income from continuing operations	1,033,082	427,410	863,330	743,965	641,459
Income from operations of discontinued operations, net of tax(3)	—	—	—	(139)	(222)
Gain (Loss) on disposal of discontinued operations, net of tax(3)	—	—	—	13,375	—
Net income	$1,033,082	$427,410	$863,330	$757,201	$641,237
Less: Net income attributable to noncontrolling interests	(153,208)	(157,678)	(140,216)	(123,755)	(105,220)
Net income attributable to DaVita Inc.	$879,874	$269,732	$723,114	$633,446	$536,017
Basic income from continuing operations per share attributable to DaVita Inc.(3)(4)	$4.36	$1.27	$3.41	$2.95	$2.79
Diluted income from continuing operations per share attributable to DaVita Inc.(3)(4)	$4.29	$1.25	$3.33	$2.89	$2.74
Weighted average shares outstanding:(4)
Basic	201,641,000	211,868,000	212,302,000	209,939,000	192,036,000
Diluted	204,905,000	216,252,000	216,928,000	214,764,000	195,942,000
Ratio of earnings to fixed charges(6)	3.17:1	1.95:1	3.05:1	2.73:1	3.17:1

Balance sheet data:
Working capital(1)	$1,283,783	$2,104,142	$1,547,519	$600,788	$546,478
Total assets(1)	18,741,257	18,514,875	17,617,432	16,612,401	15,594,345
Long-term debt(1)	8,947,327	9,001,308	8,298,624	8,064,196	8,230,393
Total DaVita Inc. shareholders equity(4)	4,648,047	4,870,780	5,170,513	4,432,479	3,763,137

(1)

In 2015, we retrospectively adopted ASU 2015-03 related to simplification of debt issuance costs as well as ASU 2015-17 related to classification of deferred taxes. See “New Accounting Standards” below. All prior periods have been recast to conform to the current year presentation.

(2)

Operating expenses and charges in 2016 include estimated goodwill impairment charges of $253,000 related to our DMG reporting units and $28,415 related to our vascular access reporting unit, an impairment of a minority equity investment of $14,993, a gain on the APAC JV ownership changes of $374,374, a gain related to the sale of our Tandigm ownership interest of $40,280, a loss on the sale of our DMG Arizona business of $10,489, an adjustment to reduce receivables associated with the DMG acquisition escrow provision relating to income tax items of $30,934, and an estimated accrual for damages and liabilities associated with our DMG Nevada hospice business of $16,000 and $15,770 associated with our pharmacy business. 2015 included a settlement charge of $495,000 related to a private civil suit, estimated goodwill and intangible asset impairment charges of $210,234, primarily related to certain DMG reporting units, and an estimated accrual for damages and liabilities of $22,530 associated with our pharmacy business. Operating expenses and charges in 2014 and 2013 include an additional $17,000 and $397,000, loss contingency accrual related to the settlement of the 2010 and 2011 U.S. Attorney physician relationship investigations, respectively. Operating expenses and charges in 2013 also include a contingent earn-out obligation gain adjustment of $56,977 related to a decrease in DMG’s 2013 contingent earn-out obligation and an adjustment to reduce a tax asset associated with the DMG acquisition escrow provisions of $7,721. In addition, 2012 included $85,837 for a legal settlement and related expenses, and $30,753 of transaction expenses associated with the acquisition of DMG.

(3)	Income from operations of discontinued operations, net of tax includes the operations for all prior periods presented of HomeChoice Partners Inc. (HomeChoice) which was divested on February 1, 2013.
(4)

In the third quarter of 2013, the Board of Directors approved a two-for-one stock split of our common stock in the form of a stock dividend payable on September 6, 2013 to stockholders of record on August 23, 2013. Our common stock began trading on a post-split basis on September 9, 2013. All share and per share data for all prior periods presented have been adjusted to reflect the effects of the stock split. Share repurchases consisted of 16,649,090 shares of common stock for $1,072,377 in 2016, and 7,779,958 shares of common stock for $575,380 in 2015. Shares issued in connection with stock awards were $1,011,328 in 2016, 1,479,217 in 2015, 2,179,766 in 2014, 1,928,137 in 2013 and 4,751,142 in 2012.

(5)

On November 1, 2012, we completed our acquisition of DMG whereby DMG became a wholly-owned subsidiary of the Company. The total consideration paid for all of the outstanding common units of DMG was approximately $4.71 billion, which consisted of $3.65 billion in cash, net of cash acquired, and 18,760,624 shares of our common stock valued at approximately $1.06 billion. The operating results of DMG are included in our consolidated results beginning November 1, 2012.

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

Forward-looking statements

This Annual Report on Form 10-K, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that are forward-looking statements within the meaning of the federal securities laws. All statements that do not concern historical facts are forward-looking statements and include, among other things, statements about our expectations, beliefs, intentions and/or strategies for the future. These forward-looking statements include statements regarding our future operations, financial condition and prospects, including the expected impact of the policy change for Medicaid patients seeking Affordable Care Act (ACA) plans, including on our future operating income and other impacts of this policy change, expectations for treatment growth rates, revenue per treatment, expense growth, levels of the provision for uncollectible accounts receivable, operating income, cash flow, operating cash flow, estimated tax rates, estimated charges and accruals, capital expenditures, the development of new dialysis centers and dialysis center acquisitions, government and commercial payment rates, revenue estimating risk and the impact of our level of indebtedness on our financial performance, and including earnings per share. These statements involve substantial known and unknown risks and uncertainties that could cause our actual results to differ materially from those described in the forward-looking statements, including risks resulting from the concentration of profits generated by higher-paying commercial payor plans for which there is continued downward pressure on average realized payment rates, and a reduction in the number of patients under such plans, which may result in the loss of revenues or patients, and the extent to which the ongoing implementation of healthcare exchanges or changes in regulations or enforcement of regulations regarding the exchanges results in a reduction in reimbursement rates for our services from and/or the number of patients enrolled in higher-paying commercial plans, a reduction in government payment rates under the Medicare ESRD program or other government-based programs, the impact of the CMS Medicare Advantage benchmark structure, risks arising from potential federal and/or state legislation that could have an adverse effect on our operations and profitability, the impact of the 2016 Congressional and Presidential elections on the current health care marketplace and on our business, including with respect to the future of the ACA, the exchanges, and many other core aspects of the current health care marketplace, changes in pharmaceutical or anemia management practice patterns, payment policies, or pharmaceutical pricing, legal compliance risks, including our continued compliance with complex government regulations and the provisions of our current Corporate Integrity Agreement (CIA), and current or potential investigations by various government entities and related government or private-party proceedings, the restrictions on our business and operations required by the CIA and other settlement terms, and the financial impact thereof, continued increased competition from large- and medium-sized dialysis providers that compete directly with us, our ability to maintain contracts with physician medical directors, changing affiliation models for physicians, and the emergence of new models of care introduced by the government or private sector that may erode our patient base and reimbursement rates such as Accountable Care Organizations (ACOs), independent practice associations (IPAs) and integrated delivery networks, our ability to complete acquisitions, mergers or dispositions that we might be considering or announce, or to integrate and successfully operate any business we may acquire or have acquired, including DaVita Medical Group (DMG), or to expand our operations and services to markets outside the U.S., or to businesses outside of dialysis and DMG’s business, the variability of our cash flows, the risk that we might invest material amounts of capital and incur significant costs in connection with the growth and development of our international operations, yet we might not be able to operate them profitably anytime soon, if at all, risks arising from the use of accounting estimates, judgments and interpretations in our financial statements, the risk that laws regulating the corporate practice of medicine could restrict the manner in which DMG conducts its business, the risk that the cost of providing services under DMG’s agreements may exceed our compensation, the risk that reductions in reimbursement rates, including Medicare Advantage rates, and future regulations may negatively impact DMG’s business, revenue and profitability, the risk that DMG may not be able to successfully establish a presence in new geographic regions or successfully address competitive threats that could reduce its profitability, the risk that a disruption in DMG’s healthcare provider networks could have an adverse effect on DMG’s business operations and profitability, the risk that reductions in the quality ratings of health maintenance organization plan customers of DMG could have an adverse effect on DMG’s business, or the risk that health plans that acquire health maintenance organizations may not be willing to contract with DMG or may be willing to contract only on less favorable terms, and the other risk factors set forth in Part II, Item 1A. of this Annual Report on Form 10-K. We base our forward-looking statements on information currently available to us at the time of this Annual Report on Form 10-K, and except as required by law we undertake no obligation to update or revise any forward-looking statements, whether as a result of changes in underlying factors, new information, future events or otherwise.

The following should be read in conjunction with our consolidated financial statements and “Item 1. Business”.

Company overview

The Company consists of two major divisions, DaVita Kidney Care (Kidney Care) and DaVita Medical Group (DMG). Kidney Care is comprised of our U.S. dialysis and related lab services, our ancillary services and strategic initiatives, including our international operations, and our corporate administrative support. Our U.S. dialysis and related lab services business is our largest line of business, which is a leading provider of kidney dialysis services in the U.S. for patients suffering from chronic kidney failure, also known as end stage renal disease (ESRD). DMG is a patient- and physician-focused integrated healthcare delivery and management company with over two decades of providing coordinated, outcomes-based medical care in a cost-effective manner.

Our overall financial performance for 2016 in U.S. dialysis and related lab services benefited from increased treatment volume, primarily from non-acquired growth at existing and new dialysis centers, cost control initiatives, and payor mix improvements in our dialysis business. This was partially offset by an increase in labor costs and other center related costs. DMG experienced a decrease in adjusted operating income primarily due to a reduction in Medicare Advantage reimbursement rates and an increase in medical costs.

Some of our major accomplishments and financial operating performance indicators in 2016 and year over year were as follows:

•	improved clinical outcomes in our U.S. dialysis operations, including third consecutive year as a leader in CMS’ Five –Star Quality Rating system;
•	consolidated net revenue growth of 7.0%;
•	5.7% total net revenue growth in our U.S. dialysis segment, including an increase of $4 per treatment;
•	improved performance in our normalized non-acquired U.S. dialysis treatment growth of 4.2%, which contributed to an increase of approximately 4.5% in the overall number of U.S. dialysis treatments;
•	net increase of 99 U.S. dialysis centers and 36 international dialysis centers;
•	an increase in DMG’s net revenue of 7.2% related to an increase in its fee-for-service (FFS) business from the acquisition of The Everett Clinic Medical Group (TEC);
•	formation of a strategic joint venture in our Asia-Pacific market;
•	an increase in other ancillary services and strategic initiatives net revenue of 17.3%; and
•	strong operating cash flows of $1.963 billion.

We believe that 2017 will be challenging due to the uncertainty around the ACA and the ability of our patients to utilize charitable premium assistance, average commercial rate pressure, increases in clinical costs due to inflation, employee turnover and other factors affecting U.S. dialysis and related lab services. In addition, the 2016 Presidential and Congressional elections have caused the future state of the exchanges and other ACA reforms and the healthcare landscape in general to be very unclear. DMG continues to face challenges due to announced decreases in Medicare Advantage and Medicaid reimbursement rates as the government continues to modify the rate structure. We also remain committed to our international expansion plans that will continue to require investment.

Following is a summary of our consolidated operating results for reference in the discussion that follows.

	Year ended December 31,
	2016		2015		2014
	(dollar amounts rounded to nearest million)
Net revenues:
Patient service revenues	10,354		9,481		8,869
Less: Provision for uncollectible accounts	(451)		(428)		(367)
Net patient service revenues	9,903		9,053		8,502
Capitated revenues	3,519		3,509		3,261
Other revenues	1,323		1,220		1,032
Total net consolidated revenues	$14,745	100%	$13,782	100%	$12,795	100%
Operating expenses and charges:
Patient care costs	$10,647	72%	$9,825	71%	$9,119	71%
General and administrative	1,592	11%	1,452	11%	1,262	10%
Depreciation and amortization	720	5%	638	5%	591	5%
Provision for uncollectible accounts	12	—	9	—	14	—
Equity investment income	(13)	—	(18)	—	(23)	—
Gain on changes in ownership interests, net	(404)	(3%)	—	—	—
Goodwill and other asset impairment charges	296	2%	210	2%	—	—
Settlement charge	—	—	495	4%	—	—
Loss contingency accruals	—	—	—	—	17	—
Total operating expenses and charges	12,850	87%	12,611	92%	10,980	86%
Operating income	$1,895	13%	$1,171	8%	$1,815	14%

The following table summarizes our consolidated net revenues:

	Year ended December 31,
	2016	2015	2014
	(dollar amounts rounded to nearest million)
Net revenues:
Dialysis and related lab services patient service revenues	$9,551	$9,034	$8,551
Less: Provision for uncollectible accounts	(430)	(406)	(353)
Dialysis and related lab services net patient service revenues	9,121	8,628	8,198
Other revenues	17	14	13
Total net dialysis and related lab services revenues	9,138	8,642	8,211
DMG capitated revenues	3,431	3,437	3,191
DMG net patient service revenues (less provision for uncollectible accounts of $20, $15 and $13, respectively)	622	318	219
Other revenue	61	82	92
Total net DMG revenues	4,114	3,837	3,502
Other-ancillary services and strategic initiatives revenues	1,305	1,150	947
Other-capitated revenues	88	72	70
Other-ancillary services and strategic initiatives net patient service revenues (less provision for uncollectible accounts)	228	160	122
Total net other-ancillary services and strategic initiatives revenues	1,621	1,382	1,139
Total net segment revenues	14,873	13,861	12,852
Elimination of intersegment revenues	(128)	(79)	(57)
Consolidated net revenues	$14,745	$13,782	$12,795

The following table summarizes consolidated operating income and adjusted consolidated operating income:

	Year ended December 31,
	2016	2015	2014
	(dollar amounts rounded to nearest million)
Dialysis and related lab services	$1,777	$1,260	$1,638
DMG services	(104)	34	215
Other — ancillary services and strategic initiatives loss	267	(104)	(25)
Total segment operating income	1,940	1,190	1,828
Reconciling corporate items:
Corporate administrative support	(14)	(19)	(13)
Reduction in a receivable associated with the DMG acquisition escrow provision	(31)	—	—
Consolidated operating income	1,895	1,171	1,815
Reconciliation of non-GAAP measure:
Add:
Goodwill and other asset impairment charges	281	210	—
Impairment of minority equity investment	15	—	—
Loss on sale of DMG Arizona	10	—	—
Hospice accrual	16	—	—
Pharmacy accrual	16	22	—
Settlement charge	—	495	—
Loss contingency accruals	—	—	17
Reduction in a receivable associated with the DMG acquisition escrow provision	31	—	—
Less:
Gain on APAC JV ownership changes	(374)	—	—
Gain on sale of Tandigm ownership interest	(40)	—	—
Adjusted consolidated operating income(1)	$1,849	$1,898	$1,832

(1)

For the year ended December 31, 2016, we have excluded goodwill impairment charges of $253 million related to our DMG reporting units and $28 million related to our vascular access reporting unit, an impairment of $15 million related to a minority equity investment, the loss on sale of our DMG Arizona business of $10 million, estimated accruals for damages and liabilities associated with our DMG Nevada hospice business of $16 million and our pharmacy business of $16 million, an adjustment to reduce receivables associated with the DMG acquisition escrow provision relating to income tax items of $31 million, the gain on changes in ownership interest upon the formation of the Asia Pacific joint venture (APAC JV) of $374 million and the gain related to the sale of a portion of our Tandigm ownership interest of $40 million. For the year ended December 31, 2015, we have excluded estimated goodwill and other intangible asset impairment charges of $210 million primarily related to certain DMG reporting units, an estimated accrual of $22 million for damages and liabilities associated with our pharmacy business, which is included in general and administrative expenses, and $495 million related to a settlement charge in connection with a private civil suit. In addition, for the year ended December 31, 2014, we have excluded $17 million, related to a loss contingency accrual for the settlement of the 2010 and 2011 U.S. Attorney physician relationship investigations. These are non-GAAP measures and are not intended as substitutes for the equivalent GAAP measures. We have presented these adjusted amounts because management believes that these presentations enhance a user’s understanding of our normal consolidated operating income by excluding certain items which we do not believe are indicative of our ordinary results of operations. As a result, adjusting for these amounts allows for comparison to our normal prior period results.

Consolidated net revenues

Consolidated net revenues for 2016 increased by approximately $963 million, or 7.0%, from 2015. This increase in consolidated net revenues was due to an increase in dialysis and related lab services net revenues of approximately $496 million, principally due to solid volume growth from additional treatments from non-acquired growth, one additional treatment day in 2016, and an increase of $4 in the average dialysis revenue per treatment, as discussed below. Consolidated net revenues also increased due to an increase in DMG’s net revenues of $277 million, primarily due to an increase in FFS revenues from acquisitions and an increase in senior capitated revenues, as described below. In addition, revenue increased by approximately $239 million in our ancillary services and strategic initiatives driven primarily from growth in our pharmacy services and an increase in net revenues from our expansion in our international business and other strategic initiatives.

Consolidated net revenues for 2015 increased by approximately $987 million, or 7.7%, from 2014. This increase in consolidated net revenues was due to an increase in dialysis and related lab services net revenues of approximately $431 million, principally due to solid volume growth from additional treatments from non-acquired growth and from an increase of $6 in the average dialysis revenue per treatment, primarily from an increase in our average commercial payment rates and improvement in our commercial payor mix. Consolidated net revenues also increased by $335 million as a result of DMG’s growth from acquisitions and timing of the recognition of additional Medicaid risk sharing revenue, as described below. In addition, revenue increased by approximately $243 million in our ancillary services and strategic initiatives driven primarily from growth in our pharmacy services and our disease management services, as well as expansion in our international operations. These increases were partially offset by an increase in reserves for refunds of prior period pharmacy reimbursements.

Consolidated operating income

Consolidated operating income of $1.895 billion for 2016, which includes impairment charges of $296 million, estimated accruals for damages and liabilities associated with our pharmacy and DMG Nevada hospice businesses of $32 million, an adjustment to reduce receivables associated with the DMG acquisition escrow provision of $31 million, and the net gain on the APAC JV, Tandigm and DMG Arizona ownership changes of $404 million, increased by approximately $724 million from 2015, which included estimated impairment charges of approximately $210 million, an estimated pharmacy accrual of $22 million and a private litigation settlement charge of $495 million. Excluding these items from their respective periods, adjusted consolidated operating income for 2016 would have decreased by $49 million. Adjusted consolidated operating income decreased primarily as a result of a decrease in adjusted operating income related to DMG of $105 million, partially offset by an increase in adjusted operating income for the dialysis and related lab services of $22 million and a decrease in adjusted operating losses in our ancillary services and strategic initiatives of $30 million, each discussed in detail below.

Consolidated operating income of $1.171 billion for 2015, which included estimated impairment charges of approximately $210 million, an estimated pharmacy accrual of $22 million and a private litigation settlement charge of $495 million, decreased by approximately $644 million from 2014, which included a $17 million loss contingency accrual. Excluding these items from their respective periods, adjusted consolidated operating income for 2015 would have increased by $66 million, or 3.6%. Adjusted consolidated operating income increased primarily as a result of an increase in adjusted operating income in dialysis and related lab services of $100 million and an increase in adjusted operating income at DMG of $25 million, partially offset by an increase in the amount of adjusted operating losses in our ancillary services and strategic initiatives of $53 million, each discussed in detail below.

U.S. dialysis and related lab services business

Our U.S. dialysis and related lab services business is a leading provider of kidney dialysis services through a network of 2,350 outpatient dialysis centers which we own and manage through management services agreements, in 46 states and the District of Columbia, serving a total of approximately 187,700 patients. We also provide acute inpatient dialysis services in approximately 900 hospitals. We estimate that we have approximately a 36% market share in the U.S. based upon the number of patients that we serve. In 2016, our overall network of U.S. outpatient dialysis centers increased by 99 dialysis centers primarily as a result of opening new dialysis centers and from acquisitions of existing dialysis centers. In addition, the overall number of patients that we serve in the U.S. increased by approximately 4.5% in 2016 as compared to 2015.

Our dialysis and related lab services stated mission is to be the provider, partner and employer of choice. We believe our attention to these three stakeholders—our patients, our business partners, and our teammates—represents the major driver of our long-term performance, although we are subject to the impact of several external factors such as government policy, physician practice patterns, commercial payor payment rates and the mix of commercial and government patients. Two principal non-financial metrics we track are quality clinical outcomes and teammate turnover. We have developed our own composite index for measuring improvements in our clinical outcomes, which we refer to as the DaVita Quality Index (DQI). Our clinical outcomes as measured by DQI have improved over each of the past several years which we believe directly decreases patient mortalities. Our patient mortality percentages have decreased from 19.0% in 2001 to 13.8% in 2015. For the third consecutive year, we continue to be a leader in the industry under both the CMS QIP and Five-Star quality Rating systems. Over the last two years our clinical teammate turnover has increased slightly, causing productivity to slightly decrease; however, despite this, we have continued to improve our clinical performance. We will continue to focus on these three stakeholders and our clinical outcomes as we believe these are fundamental long-term value drivers.

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

The following graph summarizes our dialysis services revenues by modality for the year ended December 31, 2016:

Outpatient hemodialysis 79%, Peritoneal dialysis and home-based hemodialysis 16%, Hospital inpatient hemodialysis 5%

Approximately 62% of our 2016 consolidated net revenues were derived directly from our dialysis and related lab services business. Approximately 79% of our 2016 dialysis and related lab services revenues were derived from outpatient hemodialysis services in the 2,316 U.S. dialysis centers that we consolidate. Other dialysis services, which are operationally integrated with our dialysis operations, are peritoneal dialysis, home-based hemodialysis, hospital inpatient hemodialysis services and management and administrative services provided to dialysis centers in which we own a noncontrolling interest or which are wholly owned by third parties. These services collectively accounted for the balance of our 2016 dialysis and related lab services revenues.

The principal drivers of our dialysis and related lab services revenues are:

•

the number of treatments, which is primarily a function of the number of chronic patients requiring approximately three treatments per week as well as, to a lesser extent, the number of treatments for peritoneal dialysis services and home-based dialysis and hospital inpatient dialysis services; and

•	average dialysis revenue per treatment, including the mix of commercial and government patients.

The total patient base is a relatively stable factor, which we believe is influenced by a demographically growing need for dialysis services as indicated by the United States Renal Data System which reported an approximate compound growth rate of 3.8% from 2000 to 2014 for the dialysis patient population, our relationships with referring physicians, together with the quality of our clinical care which can lead to reduced patient mortality rates as indicated above, and our ability to open and acquire new dialysis centers.

Our average dialysis and related lab services revenue per treatment is driven by changes in our mix of commercial and government (principally Medicare and Medicaid) patients, commercial and government payment rates, and our billing and collecting operations performance.

On average, dialysis-related payment rates from contracted commercial payors are significantly higher than Medicare, Medicaid and other government program payment rates, and therefore the percentage of commercial patients in relation to total patients represents a major driver of our total average dialysis revenue per treatment. The percentage of commercial patients covered under contracted plans as compared to commercial patients with out-of-network providers continued to increase, which can significantly affect our average dialysis revenue per treatment since commercial payment rates for patients with out-of-network providers are on average higher than in-network payment rates that are covered under commercial contracted plans. For the last two years, the growth of our commercial patients slightly outpaced the growth of our government-based patients as more of our patients are covered by commercial contracted plans.

Government dialysis-related payment rates in the U.S. are principally determined by federal Medicare and state Medicaid policy. For patients with Medicare coverage, all ESRD payments for dialysis treatments are made under a single bundled payment rate which provides a fixed payment rate encompassing all goods and services provided during the dialysis treatment, including certain pharmaceuticals, such as Epogen® (EPO), vitamin D analogs and iron supplements, irrespective of the level of pharmaceuticals administered to the patient or additional services performed. Most lab services are also included in the bundled payment. The bundled payment rate is also adjusted for certain patient characteristics, a geographic usage index and certain other factors.
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

In December 2013, CMS issued the 2014 final rule for the ESRD PPS, which phases in the payment reductions mandated by ATRA, as modified by the Protecting Access to Medicare Act of 2014 which reduced our market basket inflation adjustment by 1.25% in 2016 and will reduce our market basket inflation adjustment by 1.25% in 2017 and 1% in 2018. CMS recently published the 2017 final rule for the ESRD PPS and projects it will (i) increase the total payments to all ESRD facilities by 0.73% in 2017 compared to 2016; (ii) increase total payments to hospital-based ESRD facilities by 0.9% in 2017 compared to 2016; and (iii) increase total payments for freestanding facilities by 0.7% in 2017 compared to 2016. The 2017 final rule for the ESRD PPS also implements the Trade Preferences Extension Act of 2015 provisions regarding the coverage and payment for renal dialysis services furnished by ESRD facilities to individuals with acute kidney injury.

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

The CMS Innovation Center is currently working with various healthcare providers to develop, refine and implement ACOs and other innovative models of care for Medicare and Medicaid beneficiaries. We are currently uncertain of the extent to which the long-term operation and evolution of these models of care, including ACOs, Bundled Payments for Care Improvement Initiative, the CEC Model (which includes the development of ESCOs), the Comprehensive Primary Care Initiative, the Duals Demonstration, or other models, will impact the healthcare market over time. Our U.S. dialysis business may choose to participate in one or several of these models either as a partner with other providers or independently. We currently participate in the CEC Model with the Innovation Center, including with the ESCO organizations in the Arizona, Florida, and adjacent New Jersey and Pennsylvania markets. In areas where DaVita is not directly participating in this or other Innovation Center models, some of our patients may be assigned to an ACO, another ESRD Care Model, or another program, in which case the quality and cost of care that we furnish will be included in an ACO’s, another ESRD Care Model’s or other programs’ calculations. As new models of care emerge and evolve, we may be at risk of losing our Medicare patient base, which would have a materially adverse effect on our revenues, earnings and cash flow. Other initiatives in the government or private sector may also arise, including the development of models similar to ACOs, IPAs and integrated delivery networks or evolutions of those concepts which could adversely impact our business.

We anticipate that we will continue to experience increases in our operating costs in 2017 that will outpace any net Medicare rate increases that we may receive, which could significantly impact our operating results. In addition, we expect to continue experiencing increases in operating costs that are subject to inflation, such as labor and supply costs, regardless of whether there is a compensating inflation-based increase in Medicare payment rates or in payments under the bundled payment rate system.

Dialysis payment rates from commercial payors can vary and a major portion of our commercial rates are set at contracted amounts with payors and are subject to intense negotiation pressure. Our commercial payment rates also include payments for out-of-network patients that on average are higher than our in-network commercial contract rates. We continue to enter into some commercial contracts covering certain patients that will primarily pay us a single bundled payment rate for all dialysis services provided to these patients. However, some contracts will pay us for certain other services and pharmaceuticals in addition to the bundled payment. We are continuously in the process of negotiating agreements with our commercial payors, and if our negotiations result in overall commercial contract payment rate reductions in excess of our commercial contract payment rate increases, our revenues and operating results could be negatively impacted. In addition, if there is an increase in job losses in the U.S., or depending upon changes to the healthcare regulatory system by CMS and/or the impact of healthcare insurance exchanges, we could experience a decrease in the number of patients covered under traditional commercial insurance plans. Patients with commercial insurance who cannot otherwise maintain coverage frequently rely on financial assistance from charitable organizations, such as the American Kidney Fund. If these patients are unable to obtain or continue to receive such financial assistance, our revenues, earnings, and cash flows could be substantially reduced. For further details, see the risk factor in Item 1A Risk Factors under the heading “If patients in commercial plans are subject to restriction in plan designs or the average rates that commercial payors pay us decline significantly, it would have a material adverse effect on our revenues, earnings and cash flows.”

Our operating performance with respect to dialysis services billing and collection can also be a significant factor in the average dialysis and related lab services revenue per treatment we recognize and are able to collect. Over the past several years we have invested heavily in upgrades to our systems and internal processes that we believe have helped improve our operating performance and reduced our regulatory compliance risks, and we expect to continue to improve these systems and processes. We continue to upgrade our billing and other systems and modify our processes to improve our ability to capture the necessary patient characteristics, co-morbidities and certain other factors under Medicare’s bundled payment system. We believe this will potentially enable us to capture additional reimbursement amounts from Medicare and enhance our overall billing and collection performance. However, as we continue to make upgrades to our systems and processes, or as payors change their systems and requirements, such as changes to Medicare’s billing codes, we could experience a negative impact to our cash collection performance, which would affect our average dialysis and related lab services revenue per treatment.

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

Our annual average dialysis and related lab services revenue per treatment was approximately $352, $348 and $342 for 2016, 2015 and 2014, respectively. In 2016, the average dialysis and related lab services revenue per treatment increased by approximately $4 per treatment due to an increase in our average commercial payment rates and improvements in our commercial payor mix. In 2015, the average dialysis and related lab services revenue per treatment increased by approximately $6 per treatment due to an increase in our average commercial payment rates and improvements in our commercial payor mix, partially offset by an increase in our provision for uncollectible accounts.

Our average dialysis and related lab services revenue per treatment can be significantly impacted by several major factors, including our commercial payment rates; government payment policies regarding reimbursement amounts for dialysis treatments covered under Medicare’s bundled payment rate system, including our ability to capture certain patient characteristics; and changes in the mix of government and commercial patients and the number of commercial patients that are either covered under commercial contracts or are out of network.

The principal drivers of our dialysis and related lab services patient care costs are clinical hours per treatment, labor rates, vendor pricing of pharmaceuticals, utilization levels of pharmaceuticals, business infrastructure costs, which include the operating costs of our dialysis centers, and certain professional fees. However, other cost categories can also represent significant cost variability, such as employee benefit costs, payroll taxes, insurance costs and medical supply costs. Our average clinical hours per treatment, or productivity levels, declined slightly in 2016 compared to 2015. We are always striving for improved productivity levels, however, changes in federal and state policies or regulatory billing requirements can lead to increased labor costs in order to implement these new requirements, which can adversely impact our ability to achieve optimal productivity levels. In addition, improvements in the U.S. economy have stimulated additional competition for skilled clinical personnel resulting in slightly higher teammate turnover in 2016, which we believe negatively affected productivity levels. In 2016 and 2015, we experienced an increase in our clinical labor rates of approximately 2.8% and 0.9%, respectively, as clinical labor rates have increased, consistent with general industry trends, mainly due to the high demand for skilled clinical personnel, along with general inflation increases. We also continue to experience increases in our infrastructure and operating costs of our dialysis centers, primarily due to the number of new dialysis centers opened, and general increases in rent, utilities and repairs and maintenance. In 2016, we continued to implement certain cost control initiatives to manage our overall operating costs, including labor productivity.

Our dialysis and related lab services general and administrative expenses represented 8.2% of our dialysis and related lab services net revenues in both 2016 and 2015. Although relatively flat as a percentage of net revenue, general and administrative expenses increased by $42 million, primarily due to an increase in labor and benefit costs and legal costs, partially offset by lower long-term incentive compensation. Increases in general and administrative expenses over the last several years primarily related to strengthening our dialysis business, improving our regulatory compliance and other operational processes, responding to certain legal and compliance matters, and professional fees associated with enhancing our information technology systems. We expect that these levels of expenditures on our dialysis and related lab services general and administrative expenses will continue in 2017 and could possibly increase as we seek out new business opportunities within the dialysis industry and continue to invest in improving our information technology infrastructure and the level of support required for our regulatory compliance and legal matters.

Results of Operations

The following table reflects the results of operations for the U.S. dialysis and related lab services business:

	Year ended December 31,
	2016		2015		2014
	(dollar amounts rounded to nearest million)
Dialysis and related lab services patient service revenues	$9,551		$9,034		$8,551
Less: Provision for uncollectible accounts	(430)		(406)		(353)
Dialysis and related lab services net patient service revenues	9,121		8,628		8,198
Other revenues	17		14		13
Total net dialysis and related lab services revenues	9,138	100%	8,642	100%	8,211	100%
Operating expenses and charges:
Patient care costs	6,145	67%	5,755	67%	5,485	67%
General and administrative	751	8%	709	8%	682	8%
Depreciation and amortization	483	5%	438	5%	403	5%
Settlement charge and loss contingency accruals	—	—	495	6%	17	—
Equity investment income	(18)	—	(15)	—	(14)	—
Total operating expenses and charges	7,361	81%	7,382	85%	6,573	80%
Operating income	1,777	19%	1,260	15%	1,638	20%
Reconciliation of non-GAAP measures:
Settlement charge	—		495		—
Loss contingency accruals	—		—		17
Adjusted operating income(1)	$1,777		$1,755		$1,655
Dialysis treatments	27,162,545		25,986,719		24,981,553
Average dialysis treatments per treatment day	86,532		83,104		79,864
Average dialysis and related lab services revenue per treatment	$352		$348		$342

(1)

For the year ended December 31, 2015, we have excluded $495 million related to a settlement charge in connection with a private civil suit. In addition, for the year ended December 31, 2014, we have excluded $17 million, related to loss contingency accrual for the settlement of the 2010 and 2011 U.S. Attorney physician relationship investigations. These are non-GAAP measures and are not intended as substitutes for the equivalent GAAP measures. We have presented these adjusted amounts because management believes that these presentations enhance a user’s understanding of our normal consolidated operating income by excluding certain items which we do not believe are indicative of our ordinary results of operations. As a result, adjusting for these amounts allows for comparison to our normal prior period results.

Net revenues

Dialysis and related lab services net revenues for 2016 increased by approximately $496 million, or 5.7%, from 2015. The increase in net revenues was primarily driven by solid volume growth from additional treatments of approximately 4.5% due to an increase in acquired and non-acquired treatment growth at existing and new dialysis centers, as well as one additional treatment day in 2016 as compared to 2015. Dialysis and related lab services’ net revenues also benefited from an increase in the average dialysis revenue per treatment of approximately $4, primarily due to an increase in our average commercial payment rates and improvements in our commercial payor mix, offset by an increase in the provision for uncollectible accounts of $24 million.

Dialysis and related lab services net revenues for 2015 increased by approximately $431 million, or 5.2%, from 2014. The increase in net revenues was primarily due to solid volume growth from additional treatments of approximately 4.0% due to an increase in non-acquired treatment growth at existing and new dialysis centers and an increase in the average dialysis revenue per treatment of approximately $6. The increase in the average dialysis revenue per treatment in 2015, as compared to 2014, was due to an increase in our average commercial payment rates and improvements in our commercial payor mix, offset by an increase in the provision for uncollectible accounts of $53 million.

The following table summarizes our U.S. dialysis services revenues by source:

	2016	2015	2014
Medicare and Medicare-assigned plans	55%	56%	58%
Medicaid and Medicaid-assigned plans	5%	6%	6%
Other government-based programs	4%	4%	3%
Total government-based programs	64%	66%	67%
Commercial (including hospital dialysis services)	36%	34%	33%
Total dialysis and related lab services revenues	100%	100%	100%

Approximately 64% of our total dialysis and related lab services revenues for the year ended December 31, 2016 were from government-based programs, principally Medicare, Medicaid, Medicare-assigned and Medicaid-assigned plans, representing approximately 88% of our total patients. Over the last two years, the growth of our commercial patients slightly outpaced the growth of our government-based patients as more of our patients are covered by commercial contracted plans. Less than 1% of our dialysis and related lab services revenues are due directly from patients. There is no single commercial payor that accounted for more than 10% of total dialysis and related lab services revenues for the year ended December 31, 2016.

On average, dialysis-related payment rates from contracted commercial payors are significantly higher than Medicare, Medicaid and other government program payment rates, and therefore the percentage of commercial patients as a relationship to total patients represents a major driver of our total average dialysis revenue per treatment. For a patient covered by a commercial insurance plan, Medicare generally becomes the primary payor after 33 months, which includes the three month waiting period, or earlier if the patient’s commercial insurance plan coverage terminates. When Medicare becomes the primary payor, the payment rates we receive for that patient shifts from the commercial insurance plan rates to Medicare payment rates, which are significantly lower than commercial insurance rates. Medicare payment rates are insufficient to cover our costs associated with providing dialysis services, and we therefore lose money on each Medicare treatment that we provide.

Nearly all of our net earnings from our dialysis and related lab services are derived from commercial payors, some of which pay at established contract rates and others of which pay negotiated payment rates based on our usual and customary fee schedule for our out-of-network patients, which are typically higher than commercial contracted rates. If we experience an overall net reduction in our contracted and non-contracted commercial payment rates as a result of negotiations, restrictions or changes to the healthcare regulatory system, including the potential impact of healthcare insurance exchanges, it could have a material adverse effect on our operating results.

Operating expenses and charges

Patient care costs. Dialysis and related lab services patient care costs are those costs directly associated with operating and supporting our dialysis centers and consist principally of labor, benefits, pharmaceuticals, medical supplies and other operating costs of the dialysis centers. Dialysis and related lab services patient care costs on a per treatment basis were $226 and $221 for 2016 and 2015, respectively. The $5 increase in per treatment costs in 2016 as compared to 2015 was primarily attributable to an increase in labor and benefit costs due to a decrease in productivity, increased turnover and clinical labor rates, an increase in other direct operating expenses associated with our dialysis centers and an increase in pharmaceutical unit costs. These increases were partially offset by a decrease in professional fees.

Dialysis and related lab services patient care costs on a per treatment basis were $221 and $219 for 2015 and 2014, respectively. The $2 increase in per treatment costs in 2015 as compared to 2014 was primarily attributable to higher overall pharmaceutical costs due to higher pharmaceutical unit costs, an increase in other direct operating expenses associated with our dialysis centers, and a slight increase in labor costs, partially offset by improvements in productivity, and lower general and professional insurance costs.

General and administrative expenses. Dialysis and related lab services general and administrative expenses in 2016 increased by approximately $42 million as compared to 2015. The increase was primarily due to an increase in our labor and benefit costs, occupancy, and legal costs, partially offset by a decrease in long-term compensation costs.

Dialysis and related lab services general and administrative expenses in 2015 increased by approximately $27 million as compared to 2014. The increase was primarily due to an increase in our labor and benefit costs and long-term compensation costs.

Depreciation and amortization. Dialysis and related lab services depreciation and amortization expenses for 2016 increased by approximately $45 million as compared to 2015 and increased by $35 million in 2015 as compared to 2014. The increases were primarily due to both growth through new dialysis center developments and additional informational technology initiatives.

Provision for uncollectible accounts receivable. The provision for uncollectible accounts receivable for our dialysis and related lab services business was 4.5% for 2016 and 2015, and 4.1% for 2014. The provision for uncollectible accounts receivable was flat as a percent of revenue in 2016 and 2015. We currently expect the level of the provision for uncollectible accounts in 2017 to be consistent with 2016 although it may increase if we encounter collection issues.

Equity investment income. Equity investment income was approximately $18 million, $15 million and $14 million in 2016, 2015 and 2014, respectively. The increases in equity investment income over the last three years were primarily due to the increase in the number of nonconsolidated dialysis joint ventures and an increase in profitability at some of these joint ventures.

Accounts receivable. Our U.S. dialysis and related lab services accounts receivable balances at December 31, 2016 and December 31, 2015 were $1.358 billion and $1.255 billion, respectively, representing approximately 55 days and 53 days of revenue, respectively, net of the allowance for uncollectible accounts. The increase in day sales outstanding (DSO) for our dialysis and related lab services business was primarily the result of improved cash collection performance in 2015 which we did not experience in 2016. Our DSO calculation is based on the current quarter’s average revenues per day.

As of December 31, 2016 and 2015, our dialysis and related lab services unreserved accounts receivable balances that were more than six months old were approximately $216 million and $233 million, respectively, representing approximately 16% and 18% of our dialysis accounts receivable balances, respectively. There were no significant unreserved balances over one year old. Less than 1% of our revenues are classified as patient pay. Substantially all revenue realized is from government and commercial payors, as discussed above.

Amounts pending approval from third-party payors associated with Medicare bad debt claims as of December 31, 2016 and 2015, other than the standard monthly billing, consisted of approximately $105 million in 2016 and $106 million in 2015 and is classified as other receivables. Currently, a significant portion of our Medicare bad debt claims are typically paid to us before the Medicare fiscal intermediary audits the claims. However, the payment received from Medicare is subject to adjustment based upon the actual results of the audits. Such audits typically occur one to four years after the claims are filed.

Segment operating income

Dialysis and related lab services operating income for 2016 increased by approximately $517 million as compared to 2015, which included a settlement charge of $495 million. Excluding this item from 2015, dialysis and related lab services adjusted operating income would have increased by $22 million. This increase in adjusted operating income was primarily due to treatment growth as a result of additional dialysis treatments, one additional treatment day, and an increase in the average dialysis revenue per treatment of approximately $4, as described above. Adjusted operating income also increased due to a decrease in long-term compensation costs, partially offset by higher patient care costs and an increase general administrative expenses.

Dialysis and related lab services operating income for 2015, which included a settlement charge of $495 million, decreased by approximately $378 million as compared to 2014, which included a loss contingency accrual of $17 million. Excluding these items from their respective periods, dialysis and related lab services adjusted operating income for 2015 would have increased by $100 million. This increase in adjusted operating income for 2015 as compared to 2014 was primarily due to solid treatment growth as a result of additional dialysis treatments and an increase in the average dialysis revenue per treatment of approximately $6, as described above. Adjusted operating income also increased due to improved productivity and lower general and professional insurance costs, partially offset by higher overall pharmaceutical costs, as described above, and an increase in our provision for uncollectible accounts of $53 million.

DMG business

DMG is a patient- and physician-focused, integrated healthcare delivery and management company with over two decades of experience providing coordinated, outcomes-based medical care in a cost-effective manner. As of December 31, 2016, DMG served approximately 749,300 members under its care in southern California, central and south Florida, southern Nevada and central New Mexico through capitation contracts with some of the nation’s leading health plans. Of these 749,300 members, approximately 305,200 individuals were patients enrolled in Medicare and Medicare Advantage, and the remaining approximately 444,100 individuals were managed care members whose health coverage is provided through their employer or who have individually acquired health coverage directly from a health plan or as a result of their eligibility for Medicaid benefits. In addition to its managed care business, during the year ended December 31, 2016, DMG provided care across all markets to over 896,200 patients whose health coverage is structured on a FFS basis, including patients enrolled through traditional Medicare and Medicaid programs, preferred provider organizations and other third party payors.

DMG’s patients as well as the patients of DMG’s associated physicians, physician groups and IPAs benefit from an integrated approach to medical care that places the physician at the center of patient care. As of December 31, 2016, DMG delivered services to its members via a network of approximately 700 primary care physicians, over 2,500 associated groups and other network primary care physicians, approximately 200 network hospitals, and several thousand associated group and network specialists. Together with hundreds of case managers, registered nurses and other care coordinators, these medical professionals utilize a comprehensive information technology system, sophisticated risk management techniques and clinical protocols to provide high-quality, cost-effective care to DMG’s members. DMG’s total revenue for the year ended December 31, 2016, was approximately $4.114 billion, or approximately 28% of our consolidated net revenues.

Key Financial Measures and Indicators

Operating revenues

DMG’s consolidated revenues consist primarily of capitated revenues, including revenues attributable to capitated contracts with health plans, patient fee-for-service revenues and other operating revenues, each as described in more detail below.

Capitation revenue derived from health plans typically results from either (i) premium payments by CMS to DMG’s health plan customers under Medicare Advantage with respect to seniors, disabled and other eligible persons (which are referred to herein as DMG’s senior membership), (ii) premium payments by state governments to DMG’s health plan customers under Medicaid managed care programs (which are referred to herein as DMG’s Medicaid membership), and (iii) premium payments from public and private employers and individuals to DMG’s health plan customers with respect to their employees (which are referred to herein as DMG’s commercial membership). Capitation payments under health plan contracts are made monthly based on the number of enrollees selecting a DMG associated group physician employed or associated with one of DMG’s medical group entities as their primary healthcare provider. The amount of PMPM capitation payments that DMG receives monthly from health plans on behalf of a member generally does not vary during a given calendar year, regardless of the level of actual medical services utilized by the member. As described in more detail below, in central Florida and southern Nevada DMG principally utilizes a global capitation model in which it assumes the financial responsibility for both professional (physician) and institutional (hospital) services for covered benefits, whereas in New Mexico, DMG assumes the financial responsibility for professional services only. In southern California, DMG utilizes variants of a different model for capitation under which it is directly financially responsible for covered professional services, but indirectly financially responsible for covered institutional expenses. See below for further discussion regarding changes to DMG’s revenue recognition for hospital services. DMG’s associated medical groups also receive specified incentive payments from health plans based on specified performance and quality criteria. These amounts are accrued when earned and the amounts can be reasonably estimated.

•

Global capitation model. DMG records the aggregate global capitation PMPM fee as revenue and the amounts paid with respect to claims as medical expenses or hospital expenses, as applicable. See “Patient care costs-Medical expenses” and “Patient care costs-Hospital expenses” below. Revenue with respect to both professional and institutional capitation is recorded in the month in which enrollees are entitled to receive healthcare. In DMG’s central Florida market, DMG also receives capitation revenue and is liable for corresponding expenses for prescription drug activity rendered on behalf of DMG’s senior members through the Part D component under the Medicare Advantage program.

•

Risk-sharing model. As compensation under its various managed care-related administrative services agreements with hospitals, DMG is entitled to receive a percentage of the amount by which the institutional capitation revenue received from health plans exceeds institutional expenses, and any such risk-share amount to which DMG is entitled is recorded as medical revenues. In addition, pursuant to such managed care-related administrative services agreements, DMG agrees to be responsible should the third party incur institutional expenses in excess of institutional capitation revenue. As with global capitation, revenue with respect to professional capitation is reported in the month in which enrollees are entitled to receive healthcare. However, risk-share revenues (that is, the portion of the excess or deficit of institutional capitation revenue to which DMG is entitled less institutional expenses), in contrast, are based on the number of enrollees and estimates of institutional utilization and associated costs incurred by assigned health plan enrollees, and the amounts earned are accrued when they can be reasonably estimated. Differences between actual contract settlements and estimated receivables and payables are recorded in the year of final settlement. In December 2013, DMG obtained a restricted Knox-Keene license in California, which permits DMG to enter into global capitation agreements with health plans that allow DMG to assume financial responsibility for both professional and institutional services. DMG has evaluated its various risk sharing arrangements, and is working with the Department of Managed Health Care and several health plans to accept global capitation. DMG has converted three separate contracts covering approximately 3% of total DHPC’s membership to global risk and is in the approval and implementation process to convert additional contracts to global risk in 2017. Completion of evaluation of possible additional conversions is expected to continue to occur over time.

•

Retroactive revenue adjustments. The Medicare Advantage revenue received by DMG’s health plan customers is adjusted periodically to give effect to the relative clinical and demographic profile of the members for whom DMG is financially responsible. The model employed by CMS bases a portion of the total reimbursement payments on various clinical and demographic factors, including hospital inpatient diagnoses, additional diagnosis data from ambulatory treatment settings, hospital outpatient department and physician visits, gender, age and Medicaid eligibility. CMS requires that all managed care companies capture, collect and submit the necessary diagnosis code information to CMS twice a year for reconciliation with CMS’s internal database. Capitation payments under this methodology are paid at interim rates during the year and retroactive adjustments occur in subsequent periods (generally in the third quarter of the same year, with a final adjustment in the third quarter of the following year) after the data is compiled by CMS. DMG estimates the amount of the current year adjustments in revenues during the first and second quarters of any given year and adjusts its estimates during the third quarter, upon receipt of payments from CMS. Differences between actual contract settlements and estimated revenues are recorded in the year of final settlement. To date, all such adjustments have resulted in increases in revenue.

•

Patient service revenues. Patient service revenues are recorded when the services are provided to patients on a FFS basis. Such revenues are based on a negotiated fixed-fee schedule with the applicable payor.

•

Other operating revenues. In addition to the revenues discussed above, other operating revenues primarily consists of (i) hospital subsidy payments, (ii) management fees DMG receives as the manager of its unconsolidated joint ventures, (iii) revenues from the maintenance of existing physicians’ networks, (iv) medical consulting revenues, and (v) revenues recognized under meaningful use programs established by federal and state governments which provide financial incentives for providers to implement and utilize electronic health record technology to improve patient care.

Patient care costs

DMG’s largest patient care costs are the costs of medical services provided pursuant to its capitation contracts, which consist of medical expenses, hospital expenses and clinical support and other operating costs, as further described below. Under both the global capitation and the risk-share capitation models, costs of medical services are recognized in the month in which the related services are provided. In addition, medical expenses and hospital expenses include an estimate of such expenses that have been incurred but not yet reported. For further information on how DMG estimates such claims, see “Critical accounting policies, estimates and judgments–Medical liability claims associated with DMG” below.

Medical expenses. Medical expenses consist of payments for professional and ancillary services to independent primary care physicians, specialists, ancillary providers and hospitals (including, with respect to hospitals, for outpatient services) pursuant to agreements with those entities. The structure of such expenses can consist of, among other things, sub-capitation and FFS payments. In addition, medical expenses include compensation and related expenses incurred with respect to DMG’s associated group primary care physicians and specialists, registered nurses, physician assistants and hospitalists.

Hospital expenses. Hospital expenses consist of payments for institutional services to contracted and non-contracted hospitals for both inpatient and outpatient services, skilled nursing facilities, and to other institutional providers. Hospital expenses are only incurred in connection with the services DMG provides in Florida and Nevada. In those regions, as described above, DMG enters into contracts with health plans pursuant to which it assumes the risk for institutional hospital services. In contrast in California, DMG’s medical groups were not permitted to contract with health plans to directly assume the risk for institutional services. Accordingly, the risk-share revenue that DMG records in California is net of reported claims and estimates of hospital utilization and associated costs incurred by assigned health plan enrollees, and no portion of institutional hospital costs incurred with respect to DMG’s California operations is included in hospital expenses as presented. However, as a result of DMG obtaining a restricted Knox-Keene license in December 2013 as discussed above, DMG now assumes some risk for institutional services in California.

Clinic support and other operating costs. Clinic support and other operating costs primarily consist of the costs incurred with respect to compensation of administrative and other support staff employed at DMG’s medical clinics, clinic rent and utilities, medical supplies and other direct costs incurred to support clinic operations.

Other operating expenses

General and administrative. General and administrative expenses are those costs directly related to corporate administrative functions in supporting DMG and consist primarily of salaries and benefits, professional fees and occupancy costs.

Results of Operations

The following table reflects the results of operations for the DMG business:

	Year ended December 31,
	2016		2015		2014
	(dollar amounts rounded to nearest millions)
Net revenues:
DMG capitated revenue	$3,431		$3,437		$3,191
Patient service revenue	642		333		232
Less: Provision for uncollectible accounts	(20)		(15)		(13)
Net patient service revenue	622		318		219
Other revenues	61		82		92
Total net revenues	$4,114	100%	$3,837	100%	$3,502	100%
Operating expenses:
Patient care costs	$3,291	80%	$3,006	78%	$2,796	80%
General and administrative expense	489	12%	421	11%	331	9%
Depreciation and amortization	211	5%	174	5%	170	5%
Goodwill and other asset impairment charges	253	6%	206	5%	—	—
Gains on changes in ownership interests, net	(30)	(1%)	—	—	—	—
Equity investment loss (income)	4	—	(4)	—	(10)	—
Total expenses	4,218	103%	3,803	99%	3,287	94%
Operating income	$(104)	(3%)	$34	1%	$215	6%
Reconciliation of non-GAAP measures:
Add:
Goodwill and other intangible asset impairment charges	253		206		—
Loss on sale of DMG Arizona	10		—		—
Hospice accrual	16		—		—
Less: Gain on sale of Tandigm ownership interest	(40)		—		—
Adjusted operating income(1)	$135	3%	$240	6%	$215	6%

(1)

For the year ended December 31, 2016, we have excluded the goodwill impairment charges of $253 million, the loss on sale of our DMG Arizona business of $10 million, an estimated accrual for damages and liabilities associated with our DMG Nevada hospice business of $16 million, which is included in general and administrative expenses, and the gain related to the sale of a portion of our Tandigm ownership interest of $40 million. For the year ended December 31, 2015, we have excluded estimated goodwill and other intangible asset impairment charges of $206 million related to certain DMG reporting units. These are non-GAAP measures and are not intended as substitutes for the equivalent GAAP measures. We have presented these adjusted amounts because management believes that these presentations enhance a user’s understanding of our normal consolidated operating income by excluding certain items which we do not believe are indicative of our ordinary results of operations. As a result, adjusting for these amounts allows for comparison to our normal prior period results.

Capitated membership information

The table set forth below provides (i) the total number of capitated members to whom DMG provided healthcare services as of December 31, 2016, 2015 and 2014, and (ii) the aggregate member months for the years ended December 31, 2016, 2015 and 2014. Member months represent the aggregate number of months of healthcare services DMG has provided to capitated members during a period of time.

In addition to the members above, DMG provided healthcare services to members in two of its operating unconsolidated joint ventures that are accounted for as equity investments. These joint ventures provided healthcare services for approximately 148,700, 130,700 and 45,700 members as of December 31, 2016, 2015 and 2014, respectively, and for approximately 1,760,000, 1,564,200 and 538,000 member months for the years ended December 31, 2016, 2015 and 2014, respectively. The increase in members and member months was primarily due to an increase in members related to Tandigm.

During the year ended December 31, 2016, DMG members decreased by approximately 58,100 and member months decreased by approximately 617,000. The decrease in members and member months was due to planned non-renewals of certain commercial and Medicaid contracts, a decrease in commercial members as employers shift to less expensive options for medical services for their employees, and the sale of our DMG Arizona business which caused a decrease in senior members, partially offset by an increase in senior members from new acquisitions and non-acquired growth.

During the year ended December 31, 2015, DMG members decreased by approximately 29,900 and member months increased approximately 62,400. The decrease in members was due to a planned reduction in Medicaid members and a decline in commercial members as employers shift to less expensive options for medical services for their employees, partially offset by an increase in senior members due to non-acquired growth. The increase in member months was primarily attributable to an increase in senior members resulting from non-acquired growth, new acquisitions and an increase in Medicaid members due to Medicaid expansion. This increase in member months was partially offset by a planned non-renewal of certain plans in certain markets due to unfavorable economics.

Revenues

The following table provides a breakdown of DMG’s revenue by source:

	Year ended December 31,
	2016	2015	2014
	(dollars in millions)
DMG revenues:
Commercial revenues	$701	$727	$726
Senior revenues	2,537	2,473	2,319
Medicaid revenues	193	237	146
Total capitated revenues	3,431	3,437	3,191
Patient service revenue, net of provision for uncollectible accounts	622	318	219
Other revenues	61	82	92
Total net revenues	$4,114	$3,837	$3,502

Net revenues

DMG’s net revenues for 2016 increased $277 million, or 7.2%, primarily due to an increase in FFS revenues due to the acquisition of The Everett Clinic Medical Group (TEC) in March 2016 and an increase in senior capitated revenues due to an increase in the number of senior capitated members during the year attributable to non-acquired growth and acquisitions. These increases were partially offset by a decrease in Medicare Advantage and Medicaid rates, as described below, a decrease in senior capitated revenues from the sale of our DMG Arizona business, a decrease in Medicaid revenues due to the timing of the recognition of additional Medicaid risk sharing revenue in 2015, a decrease in other revenues due to the recognition of additional revenues related to the maintenance of existing physician networks in 2015, a decrease in other consulting revenues and a decrease in commercial and Medicaid members to whom DMG provides health care services.

DMG’s net revenue for 2015 increased $335 million, or 9.6%, primarily driven by an increase in FFS revenue from acquisitions, an increase in senior capitated revenue due to an increase in the number of senior capitated members during the year that is attributable to non-acquired growth and acquisitions, an increase in Medicaid memberships due to Medicaid expansion, recognition of additional Medicaid risk-share revenue due to decreased costs related to lower claims, and higher commercial negotiated rates for commercial members. These increases in net revenues were partially offset by a decrease in senior capitated revenues due to the planned non-renewal of some plans due to unfavorable economics in certain markets.

On April 4, 2016, CMS issued final guidance for 2017 Medicare Advantage benchmark payment rates (Rate Announcement). In 2017, CMS will fully implement the 2017 Risk Adjustment model proposed in the Rate Announcement, but with updated coefficients. Based upon our preliminary analysis of the final rule, we estimate that the reduction in 2017 rates, including adjustments for the new ACA blended benchmark county rates and qualifying bonuses, will lead to a reduction in Medicare Advantage rates to DMG of approximately 1.0%, or a net decrease of approximately $25 million to our 2017 operating income. This compares, according to CMS, to an industry average rate increase of approximately 0.85% without accounting for the expected growth in coding acuity that has typically added another 2.2%. The final impact of 2017 Medicare Advantage rates may vary from this estimate and will be impacted by the relative growth of DMG’s Medicare Advantage patient volumes across markets as well as by the benefit plan designs submitted. It is possible that we have underestimated the impact of the 2017 Medicare Advantage rates on our business, which may have a material adverse effect on our financial position, results of operation or cash flows. The more significant decreases in Medicare Advantage rates for the Company compared to the industry average are largely driven by two factors: DMG’s higher mix of Medicare Advantage patients in counties that will receive a lower-than-average benchmark rate increase, and a higher-than-average impact from a revision to the risk model to differentiate payment levels between dual-eligible and non-dual-eligible patients.

The 2016 Medicare Advantage rates incorporated a modification to the risk adjustment model calculation that CMS utilizes to determine the risk acuity scores of Medicare Advantage patients. These changes to the rate structure and risk model calculation decreased DMG’s 2016 Medicare Advantage rates by approximately 2.0% of the Medicare Advantage revenues DMG manages on behalf of its senior capitated population as compared to 2015. This compares, according to CMS, to the industry average rate increase of approximately 1.25%.

The more significant decline in Medicare Advantage rates for DMG compared to the industry average is driven by a larger-than-average decline associated with CMS’s modification to the risk adjustment model calculations. We believe the full implementation of the 2014 CMS-HCC Risk Adjustment model negatively affects DMG and other providers like us who have invested more heavily in wellness and prevention programs for patients with chronic conditions.

Patient care costs

The following table reflects DMG’s patient care costs which are comprised of medical expenses, hospital expenses, clinic support and other operating costs:

	Year ended December 31,
	2016	2015	2014
	(dollars in millions)
Medical expenses	$1,991	$1,865	$1,734
Hospital expenses	617	602	586
Clinic support and other operating costs	683	539	476
Total	$3,291	$3,006	$2,796

Operating expenses

Patient care costs. DMG’s patient care costs for 2016 increased by approximately $285 million from 2015. The increase was primarily attributable to the acquisition of TEC, an increase in medical claim expenses, hospital expenses, and clinic support costs due to increased senior capitated members from acquisitions and non-acquired growth, and increased headcount. The increase in costs was partially offset by a decrease due to the sale of our Arizona business, decreased consulting expenses, a decrease in benefits, and a decrease in commercial and Medicaid members to whom DMG provides healthcare services.

DMG’s patient care costs for 2015 increased by approximately $210 million from 2014. The increase was primarily attributable to increases in medical claim expenses and hospital expenses due to increases in senior and Medicaid member months from acquisitions, non-acquired growth, Medicaid expansion, market expansion and the timing of the recognition of additional benefit expense related to higher Medicaid risk sharing revenues. The increase was also driven by an increase in clinic support costs due to acquisitions. The increase in costs was partially offset by a decrease in commercial members to whom DMG provides healthcare services and a decrease in costs due to the planned non-renewal of some plans due to unfavorable economics in certain markets.

General and administrative expenses. DMG’s general and administrative costs for 2016, which includes an estimated accrual for damages and liabilities associated with our DMG Nevada hospice business of $16 million, increased $68 million from 2015. Excluding this item, adjusted general and administrative expenses would have increased by $52 million. This increase was primarily attributable to the acquisition of TEC, an increase in corporate administrative support expenses due to increased labor costs and costs associated with growth initiatives, partially offset by a decrease due to the sale of our DMG Arizona business and a decrease in benefits.

DMG’s general and administrative costs for 2015 increased $90 million from 2014. This increase was primarily attributable to an increase in corporate administrative support costs related to growth initiatives, professional fees, recognition of additional compensation expense, and travel costs.

Depreciation and amortization. DMG’s depreciation and amortization for 2016 increased $37 million from 2015. The increase was primarily attributable to the acquisition of TEC, an increase in amortization related to the acceleration of the HCP-related trade names, and an increase in technology and property investments as part of our growth initiatives. As of September 1, 2016, we committed to a plan to change HCP trade names to DMG. As a result of this decision we began to accelerate the amortization of the remaining carrying value of HCP trade names, which resulted in additional amortization of $9 million for 2016. This additional amortization will continue at a rate of approximately $7 million per quarter through the first quarter of 2019 which represents the remaining life of these assets.

DMG’s depreciation and amortization for 2015 increased $4 million from 2014. The increase is primarily attributable to depreciation and amortization of assets associated with acquisitions.

Goodwill and other intangible asset impairment charges. During the year ended December 31, 2015, we recognized impairment charges of $189 million on goodwill and $17 million on other intangible assets of certain DMG reporting units based on assessments performed after circumstances indicated it had become more likely than not that the goodwill of certain DMG reporting units had become impaired. These circumstances included underperformance of the business in recent quarters, as well as changes in other market conditions, including government reimbursement cuts and our expected ability to mitigate them.

Based on continuing developments at our DMG reporting units during 2016, including the Medicare Advantage final benchmark rates for 2017 announced on April 4, 2016, further changes in our expectations concerning future government reimbursement rates and our expected ability to mitigate them, as well as medical cost and utilization trends, underperformance of certain at-risk units in recent quarters and other market conditions, we performed additional goodwill impairment assessments for certain at-risk DMG reporting units during each of the first three quarters of 2016 and as of their November 1 annual assessment date.

As a result of the assessments described above, we have recognized the DMG goodwill impairment charges shown below:

	Year ended December 31,
Reporting unit	2016	2015	2014
	(dollar amounts rounded to nearest million)
DMG Nevada	$162	$181	$—
DMG Florida	91	6	—
DMG Arizona	—	2	—
Total	$253	$189	$—

Gain on sales of business interests. Effective June 30, 2016, we sold a portion of our ownership interest in Tandigm, reducing our ownership from 50% to 19% and resulting in a pre-tax gain of $40 million. In addition, on June 1, 2016, we sold our DMG Arizona business for a pre-tax loss of $10 million.

Equity investment loss (income). DMG’s share of equity investment income from our nonconsolidated joint ventures for 2016 decreased $8 million from 2015. This increase in equity losses was primarily attributable to a decrease in profitability of certain joint ventures, partially offset by the sale of a portion of our Tandigm ownership interest during second quarter which resulted in a reduced share of equity investment losses during the third and fourth quarters of 2016.

DMG’s share of equity investment income from our nonconsolidated joint venture relationships for 2015 decreased $6 million from 2014. This decrease in equity income was primarily attributable to our share of expenses from a certain newly formed joint venture that provides integrated healthcare and reduced commercial risk pool performance.

Segment operating income

DMG’s operating income for 2016, which includes the goodwill impairment charges of $253 million, the gain related to the sale of a portion of our Tandigm ownership interest of $40 million, the loss on the sale of our DMG Arizona business of $10 million and an estimated accrual for damages and liabilities associated with our DMG Nevada hospice business of $16 million, decreased $138 million from 2015, which included estimated goodwill and other intangible asset impairment charges of $206 million related to certain reporting units. Excluding these items from their respective periods, adjusted operating income for the year ended December 31, 2016 would have decreased by approximately $105 million. This decrease in adjusted operating income was primarily attributable to a decrease in Medicare Advantage and Medicaid rates, a decrease in revenue due to the timing of Medicaid risk sharing revenue and additional revenues related to the maintenance of existing physicians networks recognized in 2015, the acquisition of TEC, an increase in depreciation and amortization related to the trade names acceleration, and an increase in technology and property investments and corporate administrative support costs, partially offset by a decrease in benefits and an increase in senior capitated members due to acquisitions and non-acquired growth.

DMG’s operating income for 2015, which included estimated goodwill and other intangible asset impairment charges of $206 million related to certain reporting units decreased $181 million from 2014. Excluding this item from 2015, adjusted operating income for the year ended December 31, 2015 would have increased by approximately $25 million, or 11.6%. This increase in adjusted operating income was primarily attributable to an increase in FFS revenue from acquisitions and non-acquired growth, an increase in Medicaid members due to Medicaid expansion, the timing of recognition of additional Medicare risk share revenue and a reduction of claims expense due to the planned non-renewal of some plans due to unfavorable economics in certain markets. This increase was partially offset by a decrease in commercial members, and higher general and administrative costs.

Other—Ancillary services and strategic initiatives business

Our other operations include ancillary services and strategic initiatives which are primarily aligned with our core business of providing dialysis services to our network of patients. As of December 31, 2016, these consisted primarily of pharmacy services, disease management services, vascular access services, clinical research programs, physician services, direct primary care and our international dialysis operations. The ancillary services and strategic initiatives generated approximately $1.621 billion of net revenues in 2016, representing approximately 10% of our consolidated net revenues. We currently expect to continue to invest in our ancillary services and strategic initiatives, including our continued expansion into certain international markets, as we work to develop successful new business operations. However, any significant change in market conditions, business performance or in the regulatory environment may impact the economic viability of any of these strategic initiatives. Any unfavorable changes in these strategic initiatives could result in a write-off or an impairment of some or all of our investments, including goodwill, and could also result in significant termination costs if we were to exit a certain line of business or one or more of our international markets.

As of December 31, 2016, we provided dialysis and administrative services to a total of 154 outpatient dialysis centers located in 11 countries outside of the U.S. Our international dialysis operations are still in an early phase of development as we primarily commenced operations during the fourth quarter of 2011. The total net revenues generated from our international operations, as reflected below, were approximately 1% of our 2016 consolidated net revenues.

The following table reflects the results of operations for the ancillary services and strategic initiatives:

	Year ended December 31,
	2016	2015	2014
	(dollar amounts rounded to nearest million)
U.S. revenues
Net patient service revenues	$26	$26	$20
Other revenues	1,299	1,144	941
Capitated revenues	88	72	70
Total	1,413	1,242	1,031
International revenues
Net patient service revenues	202	134	102
Other revenues	6	6	6
Total	208	140	108
Total net revenues	$1,621	$1,382	$1,139

U.S. operating income	$(65)	$(45)	$17
Reconciliation of non-GAAP:
Add:
Goodwill impairment	28	—	—
Pharmacy accrual	16	22	—
Adjusted operating loss(1)	$(21)	$(23)	$17

International operating income	$332	$(59)	$(42)
Reconciliation of non-GAAP:
Add: Impairment of minority equity investment	15	4	—
Less: Gain from APAC JV	(374)	—	—
Adjusted operating loss(1)	(27)	(55)	(42)
Total Adjusted operating loss(1)	$(48)	$(78)	$(25)

(1)

For the year ended December 31, 2016, we have excluded a goodwill impairment charge of $28 million related to our vascular access reporting unit, an estimated accrual of $16 million for damages and liabilities associated with our pharmacy business, an impairment of $15 million related to a minority equity investment, and a gain on the APAC JV ownership changes of $374 million. For the year ended December 31, 2015, we have excluded estimated goodwill impairment charges of $4 million and an estimated accrual of $22 million for damages and liabilities associated with our pharmacy business. These are non-GAAP measures and are not intended as substitutes for the equivalent GAAP measures. We have presented these adjusted amounts because management believes that these presentations enhance a user’s understanding of our normal consolidated operating income by excluding certain items which we do not believe are indicative of our ordinary results of operations. As a result, adjusting for these amounts allows for comparison to our normal prior period results.

Net revenues

Ancillary services and strategic initiatives net revenues for 2016 increased by approximately $239 million, or 17.3%, as compared to 2015. The increase was primarily related to an increase in pharmaceutical rates, a decrease in reserves due to refunds of pharmacy reimbursements taken in 2015 that did not reoccur in 2016, an increase in VillageHealth special needs plan revenues and an increase in net revenues from our expansion in our international business and other strategic initiatives. These increases were partially offset by a decrease in our pharmacy services volume.

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

Operating and general expenses

Ancillary services and strategic initiatives operating expenses for 2016, which includes an estimated accrual for damages and liabilities associated with our pharmacy business of $16 million, increased by approximately $203 million from 2015, which included an estimated accrual for damages and liabilities associated with our pharmacy business of $22 million. Excluding these items from their respective periods, ancillary services and strategic initiatives adjusted operating expenses would have increased by $209 million. This increase in adjusted operating expenses was primarily due to an increase in pharmaceutical unit costs, labor and benefit costs, professional fees, other general and administration expenses, and additional expenses associated with our international dialysis expansion, partially offset by a decrease in prescription dispensing volume and long-term incentive compensation expense.

Ancillary services and strategic initiatives operating expenses for 2015, which included an estimated accrual for damages and liabilities associated with our pharmacy business of $22 million, increased by approximately $318 million from 2014. Excluding this item from 2015, the ancillary services and strategic initiatives adjusted operating expenses would have increased by $296 million. This increase in adjusted operating expenses was primarily due to an increase in prescription dispensing volume, higher pharmaceutical costs, higher labor costs and related payroll taxes and benefit costs, additional expenses associated with our international dialysis expansion, and an increase in costs associated with the right to use intellectual property and general and administrative and corporate administrative support expenses.

Goodwill and other asset impairment charges. During the quarter ended December 31, 2016, we determined that circumstances indicated it had become more likely than not that the goodwill of our vascular access reporting unit had become impaired. These circumstances included changes in governmental reimbursement and our expected ability to mitigate them. Specifically, on November 2, 2016, CMS released the 2017 Physician Fee Schedule Final Rule and the Ambulatory Surgical Center Payment Final Rule which reflected significant changes in reimbursement structure for this business unit. We have performed the required valuations to estimate the fair value of the net assets and implied goodwill of this reporting unit with the assistance of a third-party valuation firm. Based on this assessment, we recorded a goodwill impairment charge of $28 million.

In 2016, we also recorded an impairment of $15 million related to a minority equity investment in one of our international reporting units.

In 2015, we recorded a goodwill impairment charge of $4 million in one of our international reporting units.

Gain on changes in ownership interests in Asia Pacific joint venture (APAC JV)

On August 1, 2016, we consummated an agreement with Khazanah Nasional Berhad (Khazanah) and Mitsui and Co., Ltd (Mitsui) whereby Khazanah and Mitsui subscribed to invest a total of $300 million over three years in exchange for a 40% total equity interest in our APAC JV. Khazanah and Mitsui each made related initial investments of $50 million in this business on August 1, 2016.

As a result of this transaction, we deconsolidated our Asia Pacific dialysis business in the third quarter and recognized a non-cash non-taxable gain of $374 million on our retained investment in the APAC JV net of contingent obligations as a result of adjusting the carrying value of our retained interest in the APAC JV to our proportionate share of the estimated fair value of the business.

Segment operating income (loss)

Ancillary services and strategic initiatives operating income for 2016, which includes a gain on the APAC JV ownership changes of $374 million, a goodwill impairment charge of $28 million related to our vascular access reporting unit, an estimated accrual for damages and liabilities associated with our pharmacy business of $16 million and an impairment of $15 million related to a minority equity investment, increased by approximately $371 million from 2015, which includes an estimated accrual for damages and liabilities of $22 million, as well as a goodwill impairment charge of $4 million related to our international operations. Excluding these items from their respective periods, adjusted operating losses would have decreased by $30 million. This decrease in adjusted operating losses was primarily due to an increase in pharmaceutical rates, a decrease in reserves due to refunds of pharmacy reimbursements taken in 2015 that did not reoccur in 2016, an increase in VillageHealth special needs plan revenues and an increase in net revenues from our expansion in our international business and other strategic initiatives. The decrease in adjusted operating losses was partially offset by an increase in pharmaceutical unit costs, higher labor and benefits costs and additional expenses associated with our international dialysis expansion.

Ancillary services and strategic initiatives operating losses for 2015 increased by approximately $79 million from 2014 which includes an estimated accrual for damages and liabilities of $22 million, as well as a goodwill impairment charge of $4 million related to our international operations during the second quarter of 2015. Excluding these items from 2015, adjusted operating losses would have increased by $53 million. This increase in adjusted operating losses was primarily due to an increase in drug prescription costs associated with our pharmacy business, higher labor costs, increases in expenses related to our international expansion, an increase in costs associated with the right to use intellectual property and an increase in general and administrative costs. The increase in adjusted operating losses was partially offset by an increase in net revenue in our pharmacy business, primarily from additional volume and increases in pharmaceutical rates.

Corporate level charges

Debt expense. Debt expense for 2016, 2015, and 2014 consisted of interest expense of approximately $394 million, $390 million, and $386 million, respectively, and amortization and accretion of debt discounts and premiums, amortization of deferred financing costs and amortization of interest rate cap agreements of approximately $20 million in 2016, $18 million in 2015 and $25 million in 2014. The increase in debt expense in 2016 as compared to 2015 was primarily related to an increase in our weighted average outstanding principal balances as a result of a full year of interest on our 5.0% Senior Notes, which were issued in April 2015, and an increase in our interest rate on the amortization of our cap agreements in the fourth quarter of 2016. Our overall weighted average effective interest rate in 2016 was 4.43% as compared to 4.42% in 2015.

The increase in debt expense in 2015 as compared to 2014 was primarily related to an increase in weighted average outstanding principal balances offset by lower weighted average interest rates as a result of the issuance of our 5.0% Senior Notes in April 2015, as well as the entry into a new credit agreement and the issuance of senior notes in June 2014. Our overall weighted average effective interest rate in 2015 was 4.42% as compared to 4.68% in 2014.

Corporate administrative support. Corporate administrative support consists primarily of labor, benefits and long-term incentive compensation costs, as well as professional fees for departments which provide support to all of our various operating lines of business. In 2016, it also included an adjustment to reduce receivables associated with the DMG acquisition escrow provision relating to income tax items of $31 million, as discussed below. These expenses are included in our consolidated general and administrative expenses.

In connection with the acquisition of DMG, we recorded receivables against the acquisition escrow balance to offset specific potential tax liabilities. Certain of these potential tax liabilities expired, resulting in the reduction of these assets during 2016. This negatively impacted our corporate administrative support cost by $31 million. This cost was directly offset by a corresponding reduction in income tax expense due to the expiration of the corresponding tax liabilities.

Corporate administrative support costs were approximately $45 million in 2016, which included the adjustment to reduce receivables associated with the DMG acquisition escrow provision relating to an income tax item of $31 million, as compared to $19 million in 2015. This increase of approximately $26 million in corporate administrative support costs is primarily attributable to the tax receivables related to the DMG acquisition escrow provision, as well as increases in labor and benefits, professional fees, and other general and administrative expenses. These increases were offset by a decrease in long-term incentive compensation, primarily due to reductions in ultimate expected pay-outs as well as the departure of a senior executive.

Corporate administrative support costs were approximately $19 million in 2015, as compared to $13 million in 2014. The change of approximately $6 million in corporate administrative support costs was primarily attributable to an increase in labor and benefits and professional fees, offset by an increase in management fee allocations.

Other income. Other income was approximately $9 million in both 2016 and 2015, and $2 million in 2014, and consisted principally of interest income. Other income in 2016 as compared to 2015 was flat, as short-term investment interest income increased but was offset by an increase in foreign currency transaction losses. Other income increased in 2015 as compared to 2014 due to an increase in short-term investment interest income and a decrease in foreign currency transaction losses.

Provision for income taxes. The provision for income taxes for 2016, 2015 and 2014 represented an effective annualized tax rate of 30.6%, 40.9% and 34.1% of income from continuing operations, respectively. The effective tax rate in 2016 was lower primarily due to the gain on the APAC JV ownership changes, offset by goodwill impairment charges.

Noncontrolling interests

Net income attributable to noncontrolling interests for 2016, 2015 and 2014 was approximately $153 million, $158 million and $140 million, respectively. The decrease in noncontrolling interests in 2016 was primarily due to the impairment of our vascular access reporting unit, which resulted in a decrease in noncontrolling interest of $8 million. The increase in noncontrolling interests expense in 2015 was primarily due to increases in the profitability of our dialysis-related joint ventures. The percentage of U.S. dialysis and related lab services net revenues generated from dialysis-related joint ventures was approximately 24%, 23% and 22% in 2016, 2015 and 2014, respectively.

Accounts receivable

Our accounts receivable balances at December 31, 2016 and December 31, 2015 were $1.917 billion and $1.724 billion, respectively, representing approximately 49 days and 46 days of revenue, respectively, net of the allowance for uncollectible accounts. The increase in DSO was primarily related to our U.S. dialysis and related lab services business, mainly as a result of improved cash collection performance in 2015 which we did not experience in 2016. Our DSO calculation is based on the current quarter’s average revenues per day.

As of December 31, 2016 and 2015, our unreserved patient services accounts receivable balances more than six months old were approximately $252 million and $246 million, respectively, representing approximately 16% and 18% of our net patient and other services accounts receivable balances, respectively. There were no significant unreserved balances over one year old. Less than 1% of our revenues are classified as patient pay. Substantially all revenue realized is from government and commercial payors, as discussed above.

For receivables associated with our capitated health plans, the balances remain on the balance sheet for as long as the respective plan years are open, which varies by health plan, but is generally two years in length. The majority of our capitated health plans accounts receivable is three to six months old with collections occurring on a periodic basis throughout the duration of the corresponding plan year.

Liquidity and capital resources

Available liquidity. As of December 31, 2016, our cash balance was $913 million and we also had approximately $310 million in short-term investments. We also had an undrawn revolving line of credit under our senior secured credit facilities totaling $1.0 billion, of which approximately $95.2 million was committed for outstanding letters of credit. The remaining amount is unencumbered. In addition, DMG has an outstanding letter of credit of approximately $1.3 million that is secured by a certificate of deposit. We believe that we will have sufficient liquidity, operating cash flows and access to borrowings to fund our scheduled debt service payments and other obligations for the foreseeable future. Our primary sources of liquidity are cash from operations and cash from borrowings.

Cash flow from operations during 2016 amounted to $2.0 billion compared with $1.6 billion for 2015. The increase in our operating cash flows in 2016 as compared to 2015 was primarily due to payments of $494 million, or $304 million after-tax, made in connection with the settlement of a private civil suit in 2015 and due to the timing of other working capital items, offset by an increase in our income tax payments and a slight increase in our cash interest payments. Cash flow from operations in 2016 included cash interest payments of approximately $407 million and cash tax payments of $339 million. Cash flow from operations in 2015 included cash interest payments of approximately $405 million and cash tax payments of $156 million.

Non-operating cash outflows in 2016 included $829 million for capital asset expenditures, including $470 million for new center developments and relocations, and $359 million for maintenance and information technology. We also spent an additional $564 million for acquisitions. During 2016, we also received $1.3 billion from the maturity and sale of investments. However, these proceeds were principally used to repurchase other investments or to fund distributions from our deferred compensation plans. In addition, during 2016 we received $37 million associated with stock award exercises and other share issuances and related excess tax benefits. We also made distributions to noncontrolling interests of $192 million, and received contributions from noncontrolling interests of $48 million associated with new joint ventures and from additional equity contributions. We also repurchased a total of 16,649,090 shares of our common stock for $1.072 billion, or an average price of $64.41 per share. In addition, we settled $25 million in share repurchases related to 2015.

Non-operating cash outflows in 2015 included $708 million for capital asset expenditures, including $381 million for new center developments and relocations and $327 million for maintenance and information technology. We also spent an additional $97 million for acquisitions. During 2015, we also received $1.6 billion from the maturity and sale of investments. However, these proceeds were principally used to repurchase other investments or to fund distributions from our deferred compensation plans. In addition, during 2015, we received $54 million associated with stock award exercises and other share issuances and the related excess tax benefits. We also made distributions to noncontrolling interests of $175 million, and received contributions from noncontrolling interests of $55 million associated with new joint ventures and from additional equity contributions. We also repurchased a total of 7,779,958 shares of our common stock for $575 million, or an average price of $73.96 per share, of which $25 million was unsettled at December 31, 2015.

On August 9, 2016, we entered into an amendment to our agreement to acquire Colorado-based Renal Ventures Limited, LLC (Renal Ventures). As a result of the amended agreement, we will acquire a 100% interest in all 38 outpatient dialysis centers owned by Renal Ventures, including one new center under construction, and a 51% interest in one vascular access clinic. The purchase price will be approximately $360 million in cash subject to, among other things, adjustments for certain items such as working capital. The transaction is subject to approval by the Federal Trade Commission (FTC) including Hart-Scott-Rodino antitrust clearance. We anticipate that we will be required by the FTC to divest some outpatient dialysis centers as a condition of the transaction. We currently expect the transaction to close in mid 2017.

During 2016, we opened 100 new U.S. dialysis centers, acquired a total of eight U.S. dialysis centers, merged five centers, added two centers which we operate under a management and administrative services agreement, terminated two management and administration services agreements, deconsolidated three centers which we now operate under management and administrative services agreements and closed four centers. Outside the U.S., we acquired 21 dialysis centers and opened 15 new dialysis and hospital operated centers.

During 2016, our DMG business acquired three primary care physician practices including the acquisition of TEC, and four private medical practices.

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

During 2015, our DMG business acquired three family practices, one management services organization, two primary care practices, and six private medical practices.

During the year ended December 31, 2016, we made mandatory principal payments under our senior secured credit facilities totaling $63 million on Term Loan A and $35 million on Term Loan B. During the year ended December 31, 2015, we made mandatory principal payments under our senior secured credit facilities totaling $50 million on Term Loan A and $35 million on Term Loan B.

Interest rate swap and cap agreements

As of December 31, 2016, we maintain several interest rate cap agreements that were entered into in November 2014 with notional amounts totaling $3.5 billion. These previously forward cap agreements became effective September 30, 2016 and have the economic effect of capping the LIBOR variable component of our interest rate at a maximum of 3.50% on an equivalent amount of our debt. These cap agreements expire on June 30, 2018. As of December 31, 2016, the total fair value of these cap agreements was an asset of approximately $0.1 million. During the year ended December 31, 2016, we recorded a loss of $1.2 million in other comprehensive income due to a decrease in the unrealized fair value of these cap agreements.

As of December 31, 2016, we maintain several forward interest rate cap agreements that were entered into in October 2015 with notional amounts totaling $3.5 billion. These forward cap agreements will become effective June 29, 2018 and will have the economic effect of capping the LIBOR variable component of our interest rate at a maximum of 3.50% on an equivalent amount of our debt. These cap agreements expire on June 30, 2020. As of December 31, 2016, the total fair value of these cap agreements was an asset of approximately $9.8 million. During the year ended December 31, 2016, we recorded a loss of $4.0 million in other comprehensive income due to a decrease in the unrealized fair value of these forward cap agreements.

Previously, we maintained several interest rate cap agreements with notional amounts totaling $2.7 billion on our Term Loan B debt. These agreements had the economic effect of capping the LIBOR variable component of our interest rate at a maximum of 2.50% on an equivalent amount of our Term Loan B. These interest rate cap agreements expired September 30, 2016. During the year ended December 31, 2016, we recognized debt expense of $1.8 million from these caps.

We also previously maintained several interest rate swap agreements. These agreements had the economic effect of modifying the LIBOR variable component of our interest rate on an equivalent amount of our Term Loan A to fixed rates ranging from 0.49% to 0.52%. These interest rate swap agreements required monthly interest payments and expired September 30, 2016. During the year ended December 31, 2016, we recognized debt expense of $0.3 million from these swaps and recorded a loss of $0.8 million in other comprehensive income due to a decrease in the unrealized fair value of these swap agreements.

Other items

As of December 31, 2016, the interest rate on our Term Loan B debt bears interest at LIBOR plus an interest rate margin of 2.75%. Term Loan B is subject to interest rate caps, if LIBOR should rise above 3.50%. Term Loan A bears interest at LIBOR plus an interest rate margin of 1.75%. The capped portion of Term Loan A is $87.5 million. In addition, the uncapped portion of Term Loan A, which is subject to the variability of LIBOR, is $775 million. Interest rates on our senior notes are fixed by their terms.

Our overall weighted average effective interest rate on the senior secured credit facilities was 3.68%, based on the current margins in effect of 1.75% for Term Loan A and 2.75% for Term Loan B, as of December 31, 2016.

As of December 31, 2016, our interest rates are fixed on approximately 53% of our total debt.

Our overall weighted average effective interest rate during the year ended December 31, 2016 was 4.43% and as of December 31, 2016 was 4.52%.

As of December 31, 2016, we had undrawn revolving credit facilities totaling $1.0 billion of which approximately $95.2 million was committed for outstanding letters of credit. In addition, we have approximately $1.3 million of committed letters of credit outstanding related to DMG which are backed by a certificate of deposit.

We believe that we will generate significant operating cash flows and will have sufficient liquidity to fund our scheduled debt service and other obligations for the foreseeable future, including the next 12 months, under the terms of our debt agreements. Our primary sources of liquidity are cash from operations and cash from borrowings.

Goodwill and indefinite-lived intangible assets

During the year ended December 31, 2015, we recognized impairment charges of $189 million on goodwill and $17 million on other intangible assets of certain DMG reporting units based on assessments performed after circumstances indicated it had become more likely than not that the goodwill of certain DMG reporting units had become impaired. These circumstances included underperformance of the businesses in recent quarters, as well as changes in other market conditions, including government reimbursement cuts and our expected ability to mitigate them.

Based on continuing developments at our DMG reporting units during 2016, including the Medicare Advantage final benchmark rates for 2017 announced on April 4, 2016, further changes in our expectations concerning future government reimbursement rates and our expected ability to mitigate them, as well as medical cost and utilization trends, underperformance of certain at-risk units in recent quarters and other market conditions, we performed additional goodwill impairment assessments for certain at-risk DMG reporting units during each of the first three quarters of 2016 and as of their November 1 annual assessment date.

In addition, during the quarter ended December 31, 2016, we determined that circumstances indicated it had become more likely than not that the goodwill of our vascular access reporting unit had become impaired. These circumstances included changes in future governmental reimbursement and our expected ability to mitigate them. Specifically, on November 2, 2016, CMS released the 2017 Physician Fee Schedule Final Rule and the Ambulatory Surgical Center Payment Final Rule which reflected significant changes in reimbursement structure for this business unit. Accordingly, we performed the required valuations to estimate the fair value of the net assets and implied goodwill of this reporting unit with the assistance of a third-party valuation firm.

As a result of the assessments described above, we have recognized the goodwill impairment charges below:

	Year ended December 31,
Reporting unit	2016	2015	2014
	(dollar amounts rounded to nearest million)
DMG Nevada	$162	$181	$—
DMG Florida	91	6	—
DMG Arizona	—	2	—
Vascular access	28	—	—
International operations	—	4	1
Total	$281	$193	$1

Further reductions in reimbursement rates, increases in medical cost or utilization trends, or other significant adverse changes in expected future cash flows or valuation assumptions could result in goodwill impairment charges in the future for the following reporting units, which remain at risk of goodwill impairment:

	Goodwill balance	Carrying	Sensitivities
Reporting unit	as of December 31, 2016	amount coverage(1)	Operating income(2)	Discount rate(3)
	(in millions)
DMG Nevada	$261	11.4%	-2.2%	-3.9%
DMG Florida	$443	7.1%	-1.7%	-3.2%
DMG New Mexico	$71	2.6%	-1.5%	-2.2%
DMG Washington	$245	3.7%	-1.8%	-3.4%
Vascular access	$35	4.3%	-2.7%	-5.3%

(1)	Excess of estimated fair value of the reporting unit over carrying amount as of the latest assessment date.
(2)	Potential impact on estimated fair value of a sustained, long-term reduction of 3% in operating income as of the latest assessment date.
(3)	Potential impact on estimated fair value of an increase in discount rates of 100 basis points as of the latest assessment date.

There were no major changes in the business, prospects, or expected future results of these reporting units from their latest assessment date.

Except as described above, none of our various other reporting units was considered at risk of goodwill impairment as of December 31, 2016. Since the dates of our last annual goodwill impairment tests, there have been certain developments, events, changes in operating performance and other changes in key circumstances that have affected our businesses. However, except as further described above, these did not cause management to believe it is more likely than not that the fair value of any of our other reporting units would be less than their respective carrying amount.

Long-term incentive compensation

Long-term incentive program (LTIP) compensation includes both stock-based awards (principally stock-settled stock appreciation rights, restricted stock units and performance stock units) as well as long-term performance-based cash awards. Long-term incentive compensation expense, which was primarily general and administrative in nature, was attributed among our U.S. dialysis and related lab services business, DMG business, corporate administrative support, and the ancillary services and strategic initiatives.

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

During 2016, we granted approximately 1,280,034 stock-settled stock appreciation rights (SSARs) with an aggregate grant-date fair value of $17.6 million and a weighted-average expected life of approximately 4.2 years and approximately 328,457 stock units with an aggregate grant-date fair value of $23.6 million and a weighted-average expected life of approximately 3.3 years. We also granted 9,600 cash-settled stock-based awards with an aggregate grant-date fair value of $0.2 million.

Long-term incentive compensation costs of $73.3 million for the year ended December 31, 2016 decreased by approximately $57.3 million as compared to 2015. This decrease in long-term incentive compensation was primarily due to a cumulative revaluation of liability-based awards for reductions in estimated ultimate payouts, as well as the final vesting of a prior broad grant that is no longer contributing expense.

Long-term incentive compensation costs of $130.7 million for the year ended December 31, 2015 increased by approximately $11.7 million as compared to 2014. This increase in long-term incentive compensation was primarily due to an increase in the value of LTIP awards that contributed expense during this period and LTIP award forfeitures realized at a lower rate than previously expected.

As of December 31, 2016, there was $93.0 million in total estimated but unrecognized long-term incentive compensation costs for LTIP awards outstanding, including $59.0 million relating to stock-based awards under our equity compensation plans. We expect to recognize the performance-based cash component of these LTIP costs over a weighted average remaining period of 1.0 year and the stock-based component of these LTIP costs over a weighted average remaining period of 1.4 years.

For the years ended December 31, 2016, 2015 and 2014, we received $28.4 million, $45.7 million and $59.1 million, respectively, in actual tax benefits upon the exercise of stock awards. Since the Company issues stock-settled stock appreciation rights rather than stock options, it did not receive cash proceeds from stock option exercises during the years ended December 31, 2016, 2015 and 2014.

Stock repurchases

In 2016, we repurchased a total of 16,649,090 shares of our common stock for $1.072 billion, or an average price of $64.41 per share. In 2015, we repurchased 7,779,958 shares of our common stock for $575 million, or an average price of $73.96 per share. In 2014, we did not repurchase any of our common stock. We have not repurchased any additional shares of our common stock from January 1, 2017 through February 24, 2017.

On July 13, 2016, our Board of Directors approved a share repurchase authorization in the amount of approximately $1.241 billion. This share repurchase authorization is in addition to the $259 million remaining at that time under our Board of Directors’ prior share repurchase authorization announced in April 2015. As a result of the above transactions, there was approximately $677 million available under our current Board authorizations for additional share repurchases as of February 24, 2017. Although our share repurchase authorizations have no expiration dates, we are subject to share repurchase limitations under the terms of our senior secured credit facility and the indentures governing our senior notes.

Off-balance sheet arrangements and aggregate contractual obligations

In addition to the debt obligations reflected on our balance sheet, we have commitments associated with operating leases and letters of credit, as well as potential obligations associated with our equity investments in nonconsolidated businesses and to dialysis centers that are wholly-owned by third parties. Substantially all of our U.S. dialysis facilities are leased. We have potential obligations to purchase the noncontrolling interests held by third parties in several of our majority-owned joint ventures and other nonconsolidated entities. These obligations are in the form of put provisions and are exercisable at the third-party owners’ discretion within specified periods as outlined in each specific put provision. If these put provisions were exercised, we would be required to purchase the third-party owners’ equity interests at either the appraised fair market value or a predetermined multiple of earnings or cash flow attributable to the equity interests put to us, which is intended to approximate fair value. The methodology we use to estimate the fair values of noncontrolling interests subject to put provisions assumes the higher of either a liquidation value of net assets or an average multiple of earnings, based on historical earnings, patient mix and other performance indicators that can affect future results, as well as other factors. The estimated fair values of the noncontrolling interests subject to put provisions is a critical accounting estimate that involves significant judgments and assumptions and may not be indicative of the actual values at which the noncontrolling interests may ultimately be settled, which could vary significantly from our current estimates. The estimated fair values of noncontrolling interests subject to put provisions can fluctuate and the implicit multiple of earnings at which these noncontrolling interests obligations may be settled will vary significantly depending upon market conditions including potential purchasers’ access to the capital markets, which can impact the level of competition for dialysis and non-dialysis related businesses, the economic performance of these businesses and the restricted marketability of the third-party owners’ equity interests. The amount of noncontrolling interests subject to put provisions that employ a contractually predetermined multiple of earnings rather than fair value are immaterial. For additional information see Note 18 to the consolidated financial statements.

We also have certain other potential commitments to provide operating capital to several dialysis centers that are wholly-owned by third parties or centers in which we own a noncontrolling equity interest as well as to physician-owned vascular access clinics or medical practices that we operate under management and administrative services agreements. We have certain other potential commitments related to service agreements of approximately $1.5 million.

The following is a summary of these contractual obligations and commitments as of December 31, 2016 (in millions):

	Less than 1 year	1-3 years	3-5 years	After 5 years	Total
Scheduled payments under contractual obligations:
Long-term debt	$143	$874	$3,327	$4,549	$8,893
Interest payments on the senior notes	237	473	473	603	1,786
Interest payments on Term Loan B(1)	121	239	176	—	536
Interest payments on Term Loan A(2)	23	30	—	—	53
Capital lease obligations	22	42	43	193	300
Operating leases	474	844	665	1,244	3,227
	$1,020	$2,502	$4,684	$6,589	$14,795
Potential cash requirements under existing commitments:
Letters of credit	$97	$—	$—	$—	$97
Noncontrolling interests subject to put provisions	552	222	100	99	973
Non-owned and minority owned put provisions	28	—	30	—	58
Operating capital advances	—	—	—	1	1
	$677	$222	$130	$100	$1,129

(1)	Based upon current LIBOR-based interest rates in effect at December 31, 2016 plus an interest rate margin of 2.75% for Term Loan B.
(2)	Based upon current LIBOR-based interest rates in effect at December 31, 2016 plus an interest rate margin of 1.75% for Term Loan A.

We are committed to purchase a certain amount of our hemodialysis non-equipment product supplies, such as dialyzers, from Baxter at fixed prices through 2018. Our total expenditures for the year ended December 31, 2016 on such products were approximately 2% of our total U.S. dialysis and related lab services operating expenses.

In 2010, we entered into and subsequently extended an agreement with FMC to purchase a certain amount of dialysis equipment, parts and supplies from FMC through December 31, 2017. Our total expenditures for the year ended December 31, 2016 on such products were approximately 2% of our total U.S. dialysis and related lab services operating expenses. The actual amount of purchases in future years from FMC will depend upon a number of factors, including the operating requirements of our centers, the number of centers we acquire, and growth of our existing centers.

In 2014, we entered in to an agreement with Baxter Healthcare Corporation (Baxter) that commits us to purchase a certain amount of hemodialysis non-equipment product supplies, such as dialyzers, at fixed prices through 2018. Our total expenditures for the year ended December 31, 2016 on such products were approximately 2% of our total U.S. dialysis and related lab service operating expenses.

In January 2017, we entered into a six year Sourcing and Supply Agreement with Amgen that expires on December 31, 2022, replacing our prior agreement that was to expire in 2018. Under the terms of the agreement we will purchase EPO in amounts necessary to meet no less than 90% of our requirements for ESAs from Amgen. The actual amount of EPO that we will purchase will depend upon the amount of EPO administered during dialysis as prescribed by physicians and the overall number of patients that we serve.

Settlements of approximately $28 million of existing income tax liabilities for unrecognized tax benefits, including interest, penalties and other long-term tax liabilities, are excluded from the above table as reasonably reliable estimates of their timing cannot be made.

Supplemental information concerning certain Physician Groups and unrestricted subsidiaries

The following information is presented as supplemental data as required by the indentures governing our senior notes.

We provide services to certain physician groups that, while consolidated in our financial statements for financial reporting purposes, are not subsidiaries of or owned by us, do not constitute “Subsidiaries” as defined in the indentures governing our outstanding senior notes, and do not guarantee those senior notes. In addition, we have entered into management agreements with these physician groups pursuant to which we receive management fees from the physician groups.

As of December 31, 2016, if these physician groups were not consolidated in our financial statements, our consolidated indebtedness would have been approximately $9.192 billion, our consolidated other liabilities (excluding indebtedness) would have been approximately $3.459 billion and our consolidated assets would have been approximately $18.313 billion. If these physician groups were not consolidated in our financial statements for the year ended December 31, 2016, our consolidated total net revenues (including approximately $737 million of management fees payable to us), consolidated operating income and consolidated net income would be reduced by approximately $1.350 billion, $53 million, and $32 million, respectively.

In addition, we own a 67% equity interest in California Medical Group Insurance (CMGI), which is an Unrestricted Subsidiary as defined in the indentures governing our outstanding senior notes, and does not guarantee those senior notes. Our equity interest in CMGI is accounted for under the equity method of accounting, meaning that, although CMGI is not consolidated in our financial statements for financial reporting purposes, our consolidated income statement reflects our pro rata share of CMGI’s net income as equity investment income.

For the year ended December 31, 2016, excluding our equity investment income attributable to CMGI, our consolidated operating income and consolidated net income would be increased by approximately $0.1 million and $0.1 million, respectively. See Note 28 to the consolidated financial statements for further details.

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

Revenues associated with Medicare and Medicaid programs are recognized based on (a) the payment rates that are established by statute or regulation for the portion of the payment rates paid by the government payor (e.g., 80% for Medicare patients) and (b) for the portion not paid by the primary government payor, the estimated amounts that will ultimately be collectible from other government programs paying secondary coverage (e.g., Medicaid secondary coverage), the patient’s commercial health plan secondary coverage, or the patient. Our dialysis related reimbursements from Medicare are subject to certain variations under Medicare’s new single bundled payment rate system whereby our reimbursements can be adjusted for certain patient characteristics and certain other factors. Our revenue recognition depends upon our ability to effectively capture, document and bill for Medicare’s base payment rate and these other factors. In addition, as a result of the potential range of variations that can occur in our dialysis-related reimbursements from Medicare under the new single bundled payment rate system, our revenue recognition is now subject to a greater degree of estimating risk.

Commercial healthcare plans, including contracted managed-care payors, are billed at our usual and customary rates; however, revenue is recognized based on estimated net realizable revenue for the services provided. Net realizable revenue is estimated based on contractual terms for the patients covered under commercial healthcare plans with which we have formal agreements, non-contracted commercial healthcare plan coverage terms if known, estimated secondary collections, historical collection experience, historical trends of refunds and payor payment adjustments (retractions), inefficiencies in our billing and collection processes that can result in denied claims for payments, a slowdown in collections, a reduction in the amounts that we expect to collect and regulatory compliance issues. Determining applicable primary and secondary coverage for our approximately 187,700 U.S. patients at any point in time, together with the changes in patient coverage’s that occur each month, requires complex, resource-intensive processes. Collections, refunds and payor retractions typically continue to occur for up to three years or longer after services are provided.

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

DMG revenue recognition. DMG revenues consist primarily of fees for medical services provided under capitated contracts with various health plans and under risk-sharing programs. Revenues with respect to both professional and institutional capitation are recognized in the month in which enrollees are entitled to receive healthcare and are based on the number of enrollees selecting a DMG associated group physician employed or affiliated with one of DMG’s medical group entities as their primary healthcare provider. Capitation payments received for enrollees under Medicare Advantage plans are subject to retroactive adjustment depending upon certain clinical and demographic factors. We estimate the amount of current year adjustments in revenues during the first and second quarters of any given year and adjust our estimates during the third quarter upon receipt of payments from CMS related to prior year. Any difference between actual contract settlements and estimated revenues are recorded in the year of final settlement.

In addition, as compensation under DMG’s various managed care-related agreements with hospitals, we are entitled to receive a percentage of the amount by which the institutional capitation revenue received from health plans exceeds institutional expenses, and any such risk-share amount to which we are entitled is recorded as DMG revenues. In addition, pursuant to such managed care-related agreements, DMG agrees to be responsible should the third party incur a deficit as a result of institutional expenses being in excess of institutional capitation revenue. As with global capitation, revenue with respect to professional capitation is reported in the month in which enrollees are entitled to receive healthcare. However, risk-share revenues (that is, the portion of the excess of institutional capitation revenue to which DMG is entitled less institutional expenses), in contrast, are based on the number of enrollees and significant estimating risk relating to institutional utilization and associated costs incurred by assigned health plan enrollees. The medical groups also receive other incentive payments from health plans based on specified performance and quality criteria and the amounts accrued when earned can be reasonably estimated. Differences between actual contract settlements and estimated receivables and payables are recorded in the year of final settlement. In 2013, DMG obtained a restricted Knox-Keene license in California, which now permits DMG to enter into contracts with health plans allowing it to recognize revenue under global capitation arrangements for both professional and institutional services.

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

Such changes include changes in our business strategies and plans, changes in the quality or structure of our relationships with our partners, changes in reimbursement rates, or deteriorating operating performance of individual dialysis centers or other operations. We use a variety of factors to assess the realizable value of assets depending on their nature and use. Such assessments are primarily based upon the sum of expected future undiscounted net cash flows over the expected period the asset will be utilized, as well as market values and conditions. The computation of expected future undiscounted net cash flows can be complex and involves a number of subjective assumptions. Any changes in these factors or assumptions could impact the assessed value of an asset and result in an impairment charge equal to the amount by which its carrying value exceeds its actual or estimated fair value.

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

Variable compensation accruals. We estimate variable compensation accruals quarterly based upon the amounts expected to be earned and paid out resulting from the achievement of certain teammate-specific and/or corporate financial and operating goals. Our estimates, which include compensation incentives for bonuses and other awards, including long-term incentive programs, are updated periodically based on changes in our economic condition or cash flows that could ultimately impact the actual final payment amount. Actual results reflected in each fiscal quarter may vary due to the subjectivity involved in anticipating fulfillment of specific and/or corporate goals, as well as the final determination and approval of amounts by our Board of Directors, as applicable.

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

Fair value estimates. We have recorded certain assets, liabilities and noncontrolling interests (temporary equity) subject to put provisions at fair value. The FASB defines fair value which is measured based upon certain valuation techniques that include inputs and assumptions that market participants would use in pricing assets, liabilities and noncontrolling interests subject to put provisions. We have measured the fair values of our applicable assets, liabilities and noncontrolling interests subject to put provisions based upon certain market inputs and assumptions that are either observable or unobservable in determining fair values and have also classified these assets, liabilities and noncontrolling interests subject to put provisions into the appropriate fair value hierarchy levels. The fair value of our investments available for sale are based upon quoted market prices from active markets and the fair value of our swap and cap agreements were based upon valuation models utilizing the income approach and commonly accepted valuation techniques that use inputs from closing prices for similar assets and liabilities in active markets as well as other relevant observable market inputs at quoted intervals such as current interest rates, forward yield curves, implied volatility and credit default swap pricing. The fair value of funds on deposit with third parties are based primarily on quoted close or bid market prices of the same or similar assets. The fair value of our contingent earn-out considerations were primarily based upon unobservable inputs including projected EBITDA, the estimated probabilities of achieving other performance targets and the estimated probability of the earn-out payments being made by using option pricing techniques and simulation models of expected EBITDA and operating income and other performance targets. For our noncontrolling interests subject to put provisions we have estimated the fair values based upon either the higher of a liquidation value of net assets or an average multiple of earnings based on historical earnings, patient mix and other performance indicators that can affect future results, as well as other factors. The estimate of the fair values of the noncontrolling interests subject to put provisions involves significant judgments and assumptions and may not be indicative of the actual values at which the noncontrolling interests may ultimately be settled, which could vary significantly from our current estimates. The estimated fair values of the noncontrolling interests subject to put provisions can also fluctuate and the implicit multiple of earnings at which these noncontrolling interests obligations may be settled will vary depending upon market conditions including potential purchasers’ access to the capital markets, which can impact the level of competition for dialysis and non-dialysis related businesses, the economic performance of these businesses and the restricted marketability of the third-party owners’ equity interests.

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

Medical liability claims associated with DMG. The medical groups are responsible for the medical services that associated physicians and contracted hospitals provide to assigned HMO enrollees. We provide medical services to health plan enrollees through a network of contracted providers under sub-capitation and FFS arrangements, company-operated clinics and staff physicians. Medical costs for professional and institutional services rendered by contracted providers are recorded as medical expenses and hospital expenses, respectively, in the consolidated statements of income. Costs for operating medical clinics, including the salaries of medical and non-medical personnel and support costs, are recorded in clinic support and other operating costs.

An estimate of amounts due to contracted physicians, hospitals, and other professional providers is included in medical payables in the accompanying consolidated balance sheets. Medical claims payable include claims reported as of the balance sheet date and incurred but not reported (IBNR) estimates. Such estimates are developed using actuarial methods and are based on many variables, including the utilization of healthcare services, historical payment patterns, cost trends, product mix, seasonality, changes in membership, and other factors. The estimation methods and the resulting reserves are continually reviewed and updated. Many of the medical contracts are complex in nature and may be subject to differing interpretations regarding amounts due for the provision of various services. We engage a third-party actuary to assist in the evaluation of the estimated IBNR reserves. Such differing interpretations may not come to light until a substantial period of time has passed following the contract implementation. Any adjustments to reserves are reflected in current operations.

Significant new accounting standards

See Note 1 to the consolidated financial statements included in this report for information regarding certain recent accounting standards that have been issued by the FASB.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Interest rate sensitivity

The tables below provide information about our financial instruments that are sensitive to changes in interest rates. The table below presents principal repayments and current weighted average interest rates on our debt obligations as of December 31, 2016. The variable rates presented reflect the weighted average LIBOR rates in effect for all debt tranches plus interest rate margins in effect as of December 31, 2016. The Term Loan A margin in effect at December 31, 2016 is 1.75%, and along with the revolving line of credit, is subject to adjustment depending upon changes in certain of our financial ratios, including a leverage ratio. Term Loan B currently bears interest at LIBOR plus an interest rate margin of 2.75%.

	Expected maturity date					Thereafter	Total	Average interest rate	Fair value
	2017	2018	2019	2020	2021
	(dollars in millions)
Long term debt:
Fixed rate	$37	$25	$28	$26	$21	$4,735	$4,872	5.27%	$4,902
Variable rate	$128	$143	$720	$44	$3,279	$7	$4,321	3.68%	$4,383

	Notional	Contract maturity date
	amount	2017	2018	2019	2020	2021	Pay fixed	Receive variable	Fair value
		(dollars in millions)
Cap agreements	$7,000	$—	$3,500	$—	$3,500	$—		LIBOR above 3.5%	$9.9

Our senior secured credit facilities, which include Term Loan A and Term Loan B, consist of various individual tranches of debt that can range in maturity from one month to twelve months (currently, all tranches are one month in duration). For Term Loan A and Term Loan B, each tranche bears interest at a LIBOR rate that is determined by the duration of such tranche plus an interest rate margin. The LIBOR variable component of the interest rate for each tranche is reset as such tranche matures and a new tranche is established. LIBOR can fluctuate significantly depending upon conditions in the credit and capital markets.

As of December 31, 2016, our Term Loan A bears interest at LIBOR plus an interest rate margin of 1.75% and our Term Loan B debt bears interest at LIBOR plus an interest rate margin of 2.75%. LIBOR was greater than the 0.75% embedded LIBOR floor on Term Loan B, resulting in Term Loan B being subject to LIBOR-based interest rate volatility on the LIBOR variable component of our interest rate as of December 31, 2016. The LIBOR based interest component is limited to a maximum LIBOR rate of 3.50% on the outstanding principal debt on Term Loan B and $87.5 million on Term Loan A as a result of the interest rate cap agreements, as described below.

As of December 31, 2016, we maintain several interest rate cap agreements that were entered into in November 2014 with notional amounts totaling $3.5 billion. These previously forward cap agreements became effective September 30, 2016 and have the economic effect of capping the LIBOR variable component of our interest rate at a maximum of 3.50% on an equivalent amount of our debt. These cap agreements expire on June 30, 2018. As of December 31, 2016, the total fair value of these cap agreements was an asset of approximately $0.1 million. During the year ended December 31, 2016, we recognized debt expense of $2.0 million from these caps. During the year ended December 31, 2016, we recorded a loss of $1.2 million in other comprehensive income due to a decrease in the unrealized fair value of these cap agreements.

As of December 31, 2016, we maintain several forward interest rate cap agreements that were entered into in October 2015 with notional amounts totaling $3.5 billion. These forward cap agreements will become effective June 29, 2018 and will have the economic effect of capping the LIBOR variable component of our interest rate at a maximum of 3.50% on an equivalent amount of our debt. These cap agreements expire on June 30, 2020. As of December 31, 2016, the total fair value of these cap agreements was an asset of approximately $9.8 million. During the year ended December 31, 2016, we recorded a loss of $4.0 million in other comprehensive income due to a decrease in the unrealized fair value of these forward cap agreements.

Previously, we maintained several interest rate cap agreements with notional amounts totaling $2.7 billion on our Term Loan B debt. These agreements had the economic effect of capping the LIBOR variable component of our interest rate at a maximum of 2.50% on an equivalent amount of our Term Loan B. These interest rate cap agreements expired September 30, 2016. During the year ended December 31, 2016, we recognized debt expense of $1.8 million from these caps.

We also previously maintained several interest rate swap agreements. These agreements had the economic effect of modifying the LIBOR variable component of our interest rate on an equivalent amount of our Term Loan A to fixed rates ranging from 0.49% to 0.52%. These interest rate swap agreements required monthly interest payments and expired September 30, 2016. During the year ended December 31, 2016, we recognized debt expense of $0.3 million from these swaps and recorded a loss of $0.8 million in other comprehensive income due to a decrease in the unrealized fair value of these swap agreements.

Our overall weighted average effective interest rate on the senior secured credit facilities was 3.68%, based on the current margins in effect of 1.75% for Term Loan A and 2.75% for Term Loan B, as of December 31, 2016.

As of December 31, 2016, our Term Loan B debt bears interest at LIBOR plus an interest rate margin of 2.75%. Term Loan B is also subject to interest rate caps if LIBOR should rise above 3.50%. Term Loan A bears interest at LIBOR plus an interest rate margin of 1.75%. The capped portion of Term Loan A is $87.5 million. In addition, the uncapped portion of Term Loan A, which is subject to the variability of LIBOR, is $775 million. Interest rates on our senior notes are fixed by their terms.

Our overall weighted average effective interest rate during the year ended December 31, 2016 was 4.43% and as of December 31, 2016 was 4.52%.

As of December 31, 2016, we had undrawn revolving credit facilities totaling $1.0 billion of which approximately $95.2 million was committed for outstanding letters of credit. The remaining amount is unencumbered. In addition, DMG has an outstanding letter of credit of approximately $1.3 million which is secured by a certificate of deposit.

We believe that we will generate significant operating cash flows and will have sufficient liquidity to fund our scheduled debt service and other obligations and working capital needs for the foreseeable future, including the next 12 months, under the terms of our debt agreements. Our primary sources of liquidity are cash from operations and cash from borrowings.

One mean of assessing exposure to debt-related interest rate changes is a duration-based analysis that measures the potential loss in net income resulting from a hypothetical increase in interest rates of 100 basis points across all variable rate maturities (referred to as a parallel shift in the yield curve). Under this model, with all else constant, it is estimated that such an increase would have reduced net income by approximately $11.6 million, $9.3 million, and $5.7 million, net of tax, for the years ended December 31, 2016, 2015, and 2014, respectively.

Exchange rate sensitivity

While our business is predominantly conducted in the U.S. we have developing operations in 11 other countries as well. For financial reporting purposes, the U.S. dollar is our reporting currency. However, the functional currencies of our operating businesses in other countries are typically those of the countries in which they operate. Therefore, changes in the rate of exchange between the U.S. dollar and the local currencies in which our international operations are conducted affect our results of operations and financial position as reported in our consolidated financial statements.

We have consolidated the balance sheets of our non-U.S. dollar denominated operations into U.S. dollars at the exchange rates prevailing at the balance sheet date and have translated their revenues and expense at the average exchange rates for the period. Additionally, our individual subsidiaries are exposed to transactional risks mainly resulting from intercompany transactions between and among subsidiaries with different functional currencies. This exposes the subsidiaries to fluctuations in the rate of exchange between the invoicing or obligation currencies and the currency in which their local operations are conducted.

We evaluate our exposure to foreign exchange risk through the judgment of our regional and corporate management teams. Through 2016, our international operations remained small relative to the size of our consolidated financial statements, constituting less than 4% of our consolidated assets as of December 31, 2016 and approximately 1% of our consolidated net revenues for the year ended December 31, 2016. In addition, our foreign currency translation losses have remained less than approximately 2% of our consolidated operating income for the year ended December 31, 2016.

Given the still small size of our international operations, management does not consider our exposure to foreign exchange risk to be significant to the consolidated enterprise. As such, through December 31, 2016 we have not engaged in transactions to hedge the exposure of our international transactions or net investments to foreign currency risk. However, we may do so in the future.

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

The other information required to be disclosed by this item will appear in, and is incorporated by reference from, the sections entitled “Proposal No. 1. Election of Directors”, “Corporate Governance”, and “Security Ownership of Certain Beneficial Owners and Management” included in our definitive proxy statement relating to our 2017 annual stockholder meeting.

Item 11.	Executive Compensation.

The information required by this item will appear in, and is incorporated by reference from, the sections entitled “Executive Compensation” and “Compensation Committee Interlocks and Insider Participations” included in our definitive proxy statement relating to our 2017 annual stockholder meeting. The information required by Item 407(e)(5) of Regulation S-K will appear in and is incorporated by reference from the section entitled “Compensation Committee Report” included in our definitive proxy statement relating to our 2017 annual stockholder meeting; however, this information shall not be deemed to be filed.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides information about our common stock that may be issued upon the exercise of stock-settled stock appreciation rights, restricted stock units and other rights under all of our existing equity compensation plans as of December 31, 2016, which consist of our 2011 Incentive Award Plan and our Employee Stock Purchase Plan. The material terms of these plans are described in Note 19 to the consolidated financial statements.

Number of shares
remaining available for
	Number of shares to be	Weighted average	future issuance	Total of shares
	issued upon exercise of	exercise price of	under equity compensation	reflected in
	outstanding options,	outstanding options,	plans (excluding securities	columns
Plan category	warrants and rights	warrants and rights	reflected in column (a))	(a) and (c)
	(a)	(b)	(c)	(d)
Equity compensation plans approved by shareholders	8,122,819	$58.62	37,789,231	45,912,050
Equity compensation plans not requiring shareholder approval	—	—	—	—
Total	8,122,819	$58.62	37,789,231	45,912,050

Other information required to be disclosed by Item 12 will appear in, and is incorporated by reference from, the section entitled “Security Ownership of Certain Beneficial Owners and Management” included in our definitive proxy statement relating to our 2017 annual stockholder meeting.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will appear in, and is incorporated by reference from, the section entitled “Certain Relationships and Related Transactions” and the section entitled “Corporate Governance” included in our definitive proxy statement relating to our 2017 annual stockholder meeting.

Item 14.	Principal Accounting Fees and Services.

The information required by this item will appear in, and is incorporated by reference from, the section entitled “Ratification of Appointment of Independent Registered Public Accounting Firm” included in our definitive proxy statement relating to our 2017 annual stockholder meeting.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) Documents filed as part of this Report:

(1) Index to Financial Statements:

(2) Index to Financial Statement Schedules:

Report of Independent Registered Public Accounting Firm	S-3

Schedule II—Valuation and Qualifying Accounts	S-4

(1) Exhibits:

2.1	Agreement and Plan of Merger, dated as of May 20, 2012, by and among DaVita Inc., Seismic Acquisition LLC, HealthCare Partners Holdings, LLC, and the Member Representative.(28)

2.2

Amendment, dated as of July 6, 2012, to the Agreement and Plan of Merger, dated as of May 20, 2012, by and among DaVita Inc., Seismic Acquisition LLC, HealthCare Partners Holdings, LLC, and the Member Representative.(29)

3.1	Restated Certificate of Incorporation of DaVita Inc., as filed with the Secretary of State of Delaware on November 1, 2016.(1)

3.2	Certificate of Ownership and Merger Merging DaVita Name Change, Inc. with and into DaVita Inc., as filed with Secretary of State of the State of Delaware on November 1, 2012.(31)

3.3	Amended and Restated Bylaws for DaVita Inc. dated as of September 7, 2016.(1)

4.1	Indenture, dated August 28, 2012, by and among DaVita Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee.(30)

4.2	Form of 5.750% Senior Notes due 2022 and related Guarantee (included in Exhibit 4.1).(30)

4.3	Indenture, dated June 13, 2014, by and among DaVita Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee. (34)

4.4	Form of 5.125% Senior Notes due 2024 and related Guarantee (included in Exhibit 4.3). (34)

4.5

Second Supplemental Indenture for the 5.750% Senior Notes due 2022, dated June 13, 2014, by and among DaVita Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee. (35)

4.6	Indenture for the 5.000% Senior Notes due 2025, dated April 17, 2015, by and among DaVita Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee. (22)

4.7	Form of 5.000% Senior Notes due 2025 and related Guarantee (included in Exhibit 4.6). (22)

10.1	Employment Agreement, dated as of October 31, 2005, effective October 24, 2005, by and between DaVita Inc. and Dennis Kogod.(6)*

10.2	Amendment to Mr. Kogod’s Employment Agreement, effective December 12, 2008.(18)*

10.3	Second Amendment to Mr. Kogod’s Employment Agreement, effective December 31, 2012.(18)*

10.4	Employment Agreement, effective September 22, 2005, by and between DaVita Inc. and James Hilger.(8)*

10.5	Separation Agreement, effective November 30, 2016, by and between DaVita Inc. and Mr. Kogod.✓*

10.6	Consulting Agreement, effective December 1, 2016, by and between DaVita Inc. and Mr. Kogod.✓*

10.7	Amendment to Mr. Hilger’s Employment Agreement, effective December 12, 2008.(18)*

10.8	Second Amendment to Mr. Hilger’s Employment Agreement, effective December 27, 2012.(33)*

10.9	Employment Agreement, effective July 25, 2008, between DaVita Inc. and Kent J. Thiry.(15)*

10.10	Employment Agreement, effective August 1, 2008, between DaVita Inc. and Allen Nissenson.(16)*

10.11	Employment Agreement, effective March 17, 2010, by and between DaVita Inc. and Javier Rodriguez.(20)*

10.12	Employment Agreement, effective November 1, 2016, by and between DaVita Inc. and Charles G. Berg.✓*

10.13	Employment Agreement, effective February 21, 2017, by and between DaVita Inc. and Joel Ackerman.✓*

10.14	Form of Indemnity Agreement.(12)*

10.15	Form of Indemnity Agreement.(7)*

10.16	DaVita Deferred Compensation Plan.✓*

10.17	Executive Incentive Plan (as Amended and Restated effective January 1, 2009).(19)*

10.18	Executive Retirement Plan.(18)*

10.19	DaVita Voluntary Deferral Plan.(5)*

10.20	Deferred Bonus Plan (Prosperity Plan).(17)*

10.21	Amendment No. 1 to Deferred Bonus Plan (Prosperity Plan).(18)*

10.22	Amended and Restated Employee Stock Purchase Plan.(13)*

10.23	Amended and Restated DaVita Inc. Severance Plan.(33)*

10.24	Change in Control Bonus Program.(18)*

10.25	Non-Management Director Compensation Philosophy and Plan.(14)*

10.26	Amended and Restated 2002 Equity Compensation Plan.(4)*

10.27	Amended and Restated 2002 Equity Compensation Plan.(11)*

10.28	Amended and Restated 2002 Equity Compensation Plan.(13)*

10.29	Amended and Restated 2002 Equity Compensation Plan.(18)*

10.30	DaVita Inc. 2002 Equity Compensation Plan.(21)*

10.31	Form of Non-Qualified Stock Option Agreement—Employee (DaVita Inc. 1999 Non-Executive Officer and Non-Director Equity Compensation Plan.(10)*

10.32	Form of Non-Qualified Stock Option Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(2)*

10.33	Form of Non-Qualified Stock Option Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(9)*

10.34	Form of Non-Qualified Stock Option Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(10)*

10.35	Form of Restricted Stock Units Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(2)*

10.36	Form of Restricted Stock Units Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(9)*

10.37	Form of Restricted Stock Units Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(10)*

10.38	Form of Restricted Stock Units Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(18)*

10.39	Form of Stock Appreciation Rights Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(9)*

10.40	Form of Stock Appreciation Rights Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(10)*

10.41	Form of Stock Appreciation Rights Agreement—Board (DaVita Inc. 2002 Equity Compensation Plan).(16)*

10.42	Form of Stock Appreciation Rights Agreement—Board members (DaVita Inc. 2011 Incentive Award Plan).(24)*

10.43	Form of Restricted Stock Units Agreement—Board (DaVita Inc. 2002 Equity Compensation Plan).(16)*

10.44	Form of Restricted Stock Units Agreement—Board members (DaVita Inc. 2011 Incentive Award Plan).(24)*

10.45	Form of Non-Qualified Stock Option Agreement—Board (DaVita Inc. 2002 Equity Compensation Plan).(16)*

10.46	Form of Stock Appreciation Rights Agreement—Executives (DaVita Inc. 2011 Incentive Award Plan).(24)*

10.47	Form of Restricted Stock Units Agreement—Executives (DaVita Inc. 2011 Incentive Award Plan).(24)*

10.48	Form of Restricted Stock Units Agreement (DaVita Inc. 2011 Incentive Award Plan). (33)*

10.49	Form of Stock Appreciation Rights Agreement (DaVita Inc. 2011 Incentive Award Plan). (33)*

10.50	Form of Long-Term Incentive Program Award Agreement (For 162(m) designated teammates) (DaVita Inc. 2011 Incentive Award Plan).(33)*

10.51	Form of Long-Term Incentive Program Award Agreement (DaVita Inc. 2011 Incentive Award Plan). (33)*

10.52

Credit Agreement, dated as of June 24, 2014, by and among DaVita Inc., the guarantors the guarantors party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, Barclays Bank PLC, and Wells Fargo Bank, National Association as Co-Syndication Agents, Bank of America, N.A., Credit Suisse AG, Goldman Sachs Bank USA, JPMorgan Chase Bank, N.A., Morgan Stanley Senior Funding, Inc., and SunTrust Bank, as Co-Documentation Agents, Barclays Bank PLC, Wells Fargo Securities, LLC, Credit Suisse Securities (USA) LLC, Goldman Sachs Bank USA, J.P. Morgan Securities, LLC, Bank of America, N.A., Morgan Stanley Senior Funding, Inc., and SunTrust Robinson Humphrey, Inc. as Joint Lead Arrangers and Joint Bookrunners, The Bank of Nova Scotia, Credit Agricole Securities (USA) Inc., The Bank of Tokyo-Mitsubishi UFJ, Ltd., and Sumitomo Mitsui Banking Corporation, as Senior Managing Agents, HSBC Securities (USA) Inc., Fifth Third Bank, and Compass Bank as Managing Agents. (35)

10.53	Perfection Certificate executed as of October 20, 2010 and delivered in connection with the closing of the Credit Agreement filed as Exhibit 10.68.(26)**

10.54	Dialysis Organization Agreement between DaVita Inc. and Amgen USA Inc. dated December 20, 2007.(17)**

10.55	Dialysis Organization Agreement between DaVita Inc. and Amgen USA Inc. dated December 17, 2010.(23)**

10.56	Amended and Restated DaVita Inc. 2011 Incentive Award Plan.(35)*

10.57	Amendment No. 2 to Dialysis Organization Agreement between DaVita Inc. and Amgen USA Inc. effective as of July 1, 2011.(25)**

10.58

Form of Non-Competition and Non-Solicitation Agreement, dated as of May 20, 2012, between DaVita Inc. and Dr. Robert Margolis, Dr. William Chin, Dr. Thomas Paulsen, Mr. Zan Calhoun, and Ms. Lori Glisson.(28)

10.59	Form of Non-Competition and Non-Solicitation Agreement, dated as of May 20, 2012, between DaVita Inc. and Mr. Matthew Mazdyasni, Dr. Sherif Abdou, and Dr. Amir Bacchus.(28)

10.60

Escrow Agreement, dated as of August 28, 2012, by and among DaVita Inc., The Bank of New York Mellon Trust Company, N.A., as trustee, The Bank of New York Mellon Trust Company, N.A., as escrow agent and The Bank of New York Mellon Trust Company, N.A., as bank and securities intermediary.(30)

10.61	Form of 2014 Long Term Incentive Program Cash Performance Award Agreement under the DaVita Inc. 2011 Incentive Award Plan and Long-Term Incentive Program (for 162(m) designated teammates). (36) * **

10.62	Form of 2014 Long Term Incentive Program Cash Performance Award Agreement under the DaVita Inc. 2011 Incentive Award Plan and Long-Term Incentive Program. (36)* **

10.63	Form of 2014 Long Term Incentive Program Performance Stock Units Agreement under the DaVita Inc. 2011 Incentive Award Plan and Long-Term Incentive Program (for 162(m) designated teammates). (36) * **

10.64	Form of 2014 Long Term Incentive Program Restricted Stock Units Agreement under the DaVita Inc. 2011 Incentive Award Plan and Long-Term Incentive Program. (36)*

10.65	Form of 2014 Long Term Incentive Program Stock Appreciation Rights Agreement under the DaVita Inc. 2011 Incentive Award Plan and Long-Term Incentive Program. (36)*

10.66	Corporate Integrity Agreement, dated as of October 22, 2014, by and among the Office of Inspector General of The Department of Health and Human Services and DaVita Inc. (27)

12.1	Computation of Ratio of Earnings to Fixed Charges.✓

14.1	DaVita Inc. Corporate Governance Code of Ethics.(3)

21.1	List of our subsidiaries.✓

23.1	Consent of KPMG LLP, independent registered public accounting firm.✓

24.1	Powers of Attorney with respect to DaVita. (Included on Page II-1).

31.1	Certification of the Chief Executive Officer, dated February 24, 2017, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.✓

31.2	Certification of the Chief Financial Officer, dated February 24, 2017, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.✓

32.1	Certification of the Chief Executive Officer, dated February 24, 2017, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.✓

32.2	Certification of the Chief Financial Officer, dated February 24, 2017, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.✓

101.INS	XBRL Instance Document.✓

101.SCH	XBRL Taxonomy Extension Schema Document.✓

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.✓

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.✓

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.✓

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.✓

✓	Included in this filing.
*	Management contract or executive compensation plan or arrangement.
**	Portions of this exhibit are subject to a request for confidential treatment and have been redacted and filed separately with the SEC.
(1)	Filed on November 2, 2016 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.
(2)	Filed on November 8, 2004 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.
(3)	Filed on February 27, 2004 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
(4)	Filed on May 4, 2005 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.
(5)	Filed on November 8, 2005 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.
(6)	Filed on November 4, 2005 as an exhibit to the Company’s Current Report on Form 8-K.
(7)	Filed on March 3, 2005 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
(8)	Filed on August 7, 2006 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2006.
(9)	Filed on July 6, 2006 as an exhibit to the Company’s Current Report on Form 8-K.
(10)	Filed on October 18, 2006 as an exhibit to the Company’s Current Report on Form 8-K.
(11)	Filed on July 31, 2006 as an exhibit to the Company’s Current Report on Form 8-K.
(12)	Filed on December 20, 2006 as an exhibit to the Company’s Current Report on Form 8-K.

(13)	Filed on June 4, 2007 as an exhibit to the Company’s Current Report on Form 8-K.
(14)	Filed on May 8, 2008 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.
(15)	Filed on July 31, 2008 as an exhibit to the Company’s Current Report on Form 8-K.
(16)	Filed on November 6, 2008 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.
(17)	Filed on February 29, 2008 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
(18)	Filed on February 27, 2009 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008
(19)	Filed on June 18, 2009 as an exhibit to the Company’s Current Report on Form 8-K.
(20)	Filed on April 14, 2010 as an exhibit to the Company’s Current Report on Form 8-K.
(21)	Filed on April 28, 2010 as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A.
(22)	Filed on April 17, 2015 as an exhibit to the Company’s Current Report on Form 8-K.
(23)	Filed on December 29, 2011 as an exhibit to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2010.
(24)	Filed on August 4, 2011 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.
(25)	Filed on December 29, 2011 as an exhibit to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2011.
(26)	Filed on January 17, 2012 as an exhibit to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2011.
(27)	Filed on October 23, 2014 as an exhibit to the Company’s Current Report on Form 8-K.
(28)	Filed on May 21, 2012 as an exhibit to the Company’s Current Report on Form 8-K.
(29)	Filed on July 9, 2012 as an exhibit to the Company’s Current Report on Form 8-K.
(30)	Filed on August 28, 2012 as an exhibit to the Company’s Current Report on Form 8-K.
(31)	Filed on November 1, 2012 as an exhibit to the Company’s Current Report on Form 8-K.
(32)	Filed on August 7, 2013 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.
(33)	Filed on February 28, 2013 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
(34)	Filed on June 16, 2014 as an exhibit to the Company’s Current Report on Form 8-K.
(35)	Filed on August 1, 2014 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.
(36)	Filed on November 6, 2014 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.

Item 16.	Form 10-K Summary.

None.

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

Based upon our evaluation under the COSO framework, we have concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016.

The Company’s independent registered public accounting firm, KPMG LLP, has issued an attestation report on the Company’s internal control over financial reporting, which report is included in this Annual Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

DaVita Inc.:

We have audited the accompanying consolidated balance sheets of DaVita Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three‑year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DaVita Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), DaVita Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Seattle, Washington

February 24, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

DaVita Inc.:

We have audited DaVita Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). DaVita Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, DaVita Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of DaVita Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated February 24, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Seattle, Washington

February 24, 2017

DAVITA INC.

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data)

	Year ended December 31,
	2016	2015	2014
Patient service revenues	$10,354,161	$9,480,279	$8,868,338
Less: Provision for uncollectible accounts	(451,353)	(427,860)	(366,884)
Net patient service revenues	9,902,808	9,052,419	8,501,454
Capitated revenues	3,518,679	3,509,095	3,261,288
Other revenues	1,323,618	1,220,323	1,032,364
Total net revenues	14,745,105	13,781,837	12,795,106
Operating expenses and charges:
Patient care costs and other costs	10,646,736	9,824,834	9,119,305
General and administrative	1,592,698	1,452,135	1,261,506
Depreciation and amortization	720,252	638,024	590,935
Provision for uncollectible accounts	11,677	9,240	14,453
Equity investment income	(13,044)	(18,325)	(23,234)
Goodwill and other asset impairment charges	296,408	210,234	—
Gain on changes in ownership interests, net	(404,165)	—	—
Settlement charge and loss contingency accrual	—	495,000	17,000
Total operating expenses and charges	12,850,562	12,611,142	10,979,965
Operating income	1,894,543	1,170,695	1,815,141
Debt expense	(414,382)	(408,380)	(410,294)
Debt redemption and refinancing charges	—	(48,072)	(97,548)
Other income, net	8,734	8,893	2,374
Income before income taxes	1,488,895	723,136	1,309,673
Income tax expense	455,813	295,726	446,343
Net income	1,033,082	427,410	863,330
Less: Net income attributable to noncontrolling interests	(153,208)	(157,678)	(140,216)
Net income attributable to DaVita Inc.	$879,874	$269,732	$723,114
Earnings per share:
Basic net income per share attributable to DaVita Inc.	$4.36	$1.27	$3.41
Diluted net income per share attributable to DaVita Inc.	$4.29	$1.25	$3.33
Weighted average shares for earnings per share:
Basic	201,641,173	211,867,714	212,301,827
Diluted	204,904,656	216,251,807	216,927,681

See notes to consolidated financial statements.

DAVITA INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

	Year ended December 31,
	2016	2015	2014
Net income	$1,033,082	$427,410	$863,330
Other comprehensive income (losses), net of tax:
Unrealized losses on interest rate swap and cap agreements:
Unrealized losses on interest rate swap and cap agreements	(3,670)	(12,241)	(10,059)
Reclassifications of net swap and cap agreements realized losses into net income	2,566	3,111	10,608
Unrealized gains (losses) on investments:
Unrealized gains (losses) on investments	1,427	(1,413)	238
Reclassification of net investment realized gains into net income	(423)	(377)	(207)
Foreign currency translation adjustments
Foreign currency translation adjustments	(39,614)	(23,889)	(22,952)
Reclassification of foreign currency translation into net income	10,087	—	—
Other comprehensive loss	(29,627)	(34,809)	(22,372)
Total comprehensive income	1,003,455	392,601	840,958
Less: Comprehensive income attributable to noncontrolling interests	(153,398)	(157,678)	(140,216)
Comprehensive income attributable to DaVita Inc.	$850,057	$234,923	$700,742

See notes to consolidated financial statements.

DAVITA INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	December 31, 2016	December 31, 2015
ASSETS
Cash and cash equivalents	$913,187	$1,499,116
Short-term investments	310,198	408,084
Accounts receivable, less allowance of $252,056 and $264,144	1,917,302	1,724,228
Inventories	164,858	185,575
Other receivables	453,483	435,885
Other current assets	210,604	190,322
Income tax receivable	10,596	60,070
Total current assets	3,980,228	4,503,280
Property and equipment, net	3,175,367	2,788,740
Intangible assets, net	1,527,767	1,687,326
Equity investments	502,389	78,368
Long-term investments	103,679	89,122
Other long-term assets	44,510	73,560
Goodwill	9,407,317	9,294,479
	$18,741,257	$18,514,875
LIABILITIES AND EQUITY
Accounts payable	$522,415	$513,950
Other liabilities	856,847	682,123
Accrued compensation and benefits	815,761	741,926
Medical payables	336,381	332,102
Current portion of long-term debt	165,041	129,037
Total current liabilities	2,696,445	2,399,138
Long-term debt	8,947,327	9,001,308
Other long-term liabilities	465,358	439,229
Deferred income taxes	809,128	726,962
Total liabilities	12,918,258	12,566,637
Commitments and contingencies
Noncontrolling interests subject to put provisions	973,258	864,066
Equity:
Preferred stock ($0.001 par value, 5,000,000 shares authorized; none issued)
Common stock ($0.001 par value, 450,000,000 shares authorized; 194,554,491 and 217,120,346 shares issued and 194,554,491 and 209,754,247 shares outstanding, respectively)	195	217
Additional paid-in capital	1,027,182	1,118,326
Retained earnings	3,710,313	4,356,835
Treasury stock (7,366,099 shares at December 31, 2015)	—	(544,772)
Accumulated other comprehensive loss	(89,643)	(59,826)
Total DaVita Inc. shareholders' equity	4,648,047	4,870,780
Noncontrolling interests not subject to put provisions	201,694	213,392
Total equity	4,849,741	5,084,172
	$18,741,257	$18,514,875

See notes to consolidated financial statements.

DAVITA INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(dollars in thousands)

	Year ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$1,033,082	$427,410	$863,330
Adjustments to reconcile net income to net cash provided by operating activities:
Settlement charge and loss contingency accrual	—	495,000	17,000
Depreciation and amortization	720,252	638,024	590,935
Goodwill and other asset impairment charges	296,408	210,234	—
Debt redemption and refinancing charges	—	48,072	97,548
Stock-based compensation expense	38,338	56,664	56,743
Tax benefits from stock award exercises	28,397	45,749	59,119
Excess tax benefits from stock award exercises	(13,251)	(28,157)	(45,271)
Deferred income taxes	52,010	61,744	210,955
Equity investment income, net	17,766	9,293	10,125
Gain on sales of business interests, net	(404,165)	—	—
Other non-cash charges, net	(7,338)	44,691	39,274
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivable	(152,240)	(202,867)	(40,676)
Inventories	22,920	(48,313)	(46,398)
Other receivables and other current assets	(54,038)	32,761	(61,674)
Other long-term assets	35,893	3,723	2,916
Accounts payable	11,897	30,998	(2,956)
Accrued compensation and benefits	68,272	54,950	97,261
Other current liabilities	176,494	113,470	83,590
Settlement payments	—	(493,775)	(410,356)
Income taxes	62,230	24,175	(60,475)
Other long-term liabilities	30,517	33,354	(1,583)
Net cash provided by operating activities	1,963,444	1,557,200	1,459,407
Cash flows from investing activities:
Additions of property and equipment	(829,095)	(707,998)	(641,330)
Acquisitions	(563,856)	(96,469)	(272,094)
Proceeds from asset and business sales	64,725	19,715	8,791
Purchase of investments available-for-sale	(13,539)	(8,783)	(8,440)
Purchase of investments held-to-maturity	(1,133,192)	(1,709,883)	(472,628)
Proceeds from sale of investments available-for-sale	18,963	2,058	2,475
Proceeds from investments held-to-maturity	1,240,502	1,637,358	141,072
Purchase of intangible assets	—	—	(1,018)
Purchase of equity investments	(27,096)	(17,911)	(35,382)
Proceeds from sale of equity investments	40,920	—	—
Distributions received on equity investments	—	129	825
Net cash used in investing activities	(1,201,668)	(881,784)	(1,277,729)
Cash flows from financing activities:
Borrowings	51,991,490	54,541,988	60,038,508
Payments on long-term debt and other financing costs	(52,115,932)	(53,922,290)	(60,046,487)
Deferred financing and debt redemption and refinancing costs	(188)	(76,672)	(122,988)
Purchase of treasury stock	(1,097,822)	(549,935)	—
Distributions to noncontrolling interests	(192,401)	(174,635)	(149,339)
Stock award exercises and other share issuances, net	23,543	26,155	19,500
Excess tax benefits from stock award exercises	13,251	28,157	45,271
Contributions from noncontrolling interests	47,590	54,644	64,655
Proceeds from sales of additional noncontrolling interests	—	—	3,777
Purchases of noncontrolling interests	(21,512)	(66,382)	(17,876)
Net cash used in financing activities	(1,351,981)	(138,970)	(164,979)
Effect of exchange rate changes on cash and cash equivalents	4,276	(2,571)	2,293
Net (decrease) increase in cash and cash equivalents	(585,929)	533,875	18,992
Cash and cash equivalents at beginning of the year	1,499,116	965,241	946,249
Cash and cash equivalents at end of the year	$913,187	$1,499,116	$965,241

See notes to consolidated financial statements.

DAVITA INC.

CONSOLIDATED STATEMENTS OF EQUITY

(dollars and shares in thousands)

		DaVita Inc. Shareholders' Equity								Non-
	Non-	Common stock				Treasury stock				controlling
	controlling interests subject to put provisions	Shares	Amount	Additional paid-in capital	Retained earnings	Shares	Amount	Accumulated other comprehensive income (loss)	Total	interests not subject to put provisions
Balance at December 31, 2013	$697,300	213,163	$213	$1,070,922	$3,363,989	$—	$—	$(2,645)	$4,432,479	$173,062
Comprehensive income:
Net income	88,425				723,114				723,114	51,791
Other comprehensive loss								(22,372)	(22,372)
Stock purchase shares issued		298	—	19,010					19,010
Stock unit shares issued		304	1	(28)					(27)
Stock-settled SAR shares issued		1,876	2	(2)					—
Stock-settled stock-based compensation expense				54,969					54,969
Excess tax benefits from stock awards exercised				45,271					45,271
Distributions to noncontrolling interests	(93,884)									(55,455)
Contributions from noncontrolling interests	41,876									22,779
Sales and assumptions of additional noncontrolling interests	25,220			355					355	4,165
Purchases from noncontrolling interests	(6,111)			(5,357)					(5,357)	(6,544)
Other reclassification				210					210
Changes in fair value of noncontrolling interests	77,139			(77,139)					(77,139)
Balance at December 31, 2014	$829,965	215,641	$216	$1,108,211	$4,087,103	$—	$—	$(25,017)	$5,170,513	$189,798
Comprehensive income:
Net income	96,510				269,732				269,732	61,168
Other comprehensive loss								(34,809)	(34,809)
Stock purchase shares issued		—	—	(6,079)		414	30,608		24,529
Stock unit shares issued		348	—	—					—
Stock-settled SAR shares issued		1,131	1	(1)					—
Stock-settled stock-based compensation expense				56,899					56,899
Excess tax benefits from stock awards exercised				28,157					28,157
Distributions to noncontrolling interests	(103,355)									(71,280)
Contributions from noncontrolling interests	25,795									28,849
Sales and assumptions of additional noncontrolling interests	10,654									6,875
Purchases from noncontrolling interests	(8,538)			(55,826)					(55,826)	(2,018)
Changes in fair value of noncontrolling interests	13,035			(13,035)					(13,035)
Purchase of treasury stock						(7,780)	(575,380)		(575,380)
Balance at December 31, 2015	$864,066	217,120	$217	$1,118,326	$4,356,835	(7,366)	$(544,772)	$(59,826)	$4,870,780	$213,392

 DAVITA INC.

CONSOLIDATED STATEMENTS OF EQUITY — (continued)

(dollars and shares in thousands)

		DaVita Inc. Shareholders' Equity								Non-
	Non-	Common stock				Treasury stock				controlling
	controlling interests subject to put provisions	Shares	Amount	Additional paid-in capital	Retained earnings	Shares	Amount	Accumulated other comprehensive income (loss)	Total	interests not subject to put provisions
Comprehensive income:
Net income	99,834				879,874				879,874	53,374
Other comprehensive loss								(29,817)	(29,817)	190
Stock purchase shares issued		438	1	23,902		—	—		23,903
Stock unit shares issued		4	—	(19,815)		276	19,815		—
Stock-settled SAR shares issued		218	—	(36,685)		513	36,685		—
Stock-settled stock-based compensation expense				37,970					37,970
Excess tax benefits from stock awards exercised				13,251					13,251
Distributions to noncontrolling interests	(111,092)									(81,309)
Contributions from noncontrolling interests	33,517									14,073
Sales and assumptions of additional noncontrolling interests	28,874			3,423					3,423	2,585
Purchases from noncontrolling interests	(6,660)			(13,105)					(13,105)	(1,747)
Changes in fair value of noncontrolling interests	65,855			(65,855)					(65,855)
Reclassifications and expirations of noncontrolling interests subject to puts	(1,136)									1,136
Purchase of treasury stock						(16,649)	(1,072,377)		(1,072,377)
Retirement of treasury stock		(23,226)	(23)	(34,230)	(1,526,396)	23,226	1,560,649		—
Balance at December 31, 2016	$973,258	194,554	$195	$1,027,182	$3,710,313	—	$—	$(89,643)	$4,648,047	$201,694

See notes to consolidated financial statements.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

1.	Organization and summary of significant accounting policies

Organization

DaVita Inc. operates two major divisions, DaVita Kidney Care (Kidney Care) and DaVita Medical Group (DMG, formerly known as HealthCare Partners or HCP). Kidney Care is comprised of the Company’s U.S. dialysis and related lab services, its ancillary services and strategic initiatives, including its international operations, and its corporate administrative support. The Company’s largest line of business is its U.S. dialysis and related lab services business, which operates kidney dialysis centers in the U.S. for patients suffering from chronic kidney failure also known as end stage renal disease (ESRD). As of December 31, 2016, the Company operated or provided administrative services through a network of 2,350 U.S. outpatient dialysis centers in 46 states and the District of Columbia, serving approximately 187,700 patients. The Company’s DMG division is a patient- and physician-focused integrated healthcare delivery and management company that provides medical services to members primarily through capitation contracts with some of the nation’s leading health plans.

In addition, as of December 31, 2016, the Company operated or provided administrative services to 154 outpatient dialysis centers serving approximately 15,100 patients located in 11 countries outside of the U.S.

The Company’s U.S. dialysis and related lab services business and DMG qualify as separately reportable segments and the Company’s other ancillary services and strategic initiatives, including its international operations, have been combined and disclosed in the other segments category.

Basis of presentation

These consolidated financial statements are prepared in accordance with United States generally accepted accounting principles (U.S. GAAP). The financial statements include DaVita Inc. and its subsidiaries, partnerships and other entities in which it maintains a majority voting interest or other controlling financial interest (collectively, the Company). All significant intercompany transactions and balances have been eliminated. Non-marketable equity investments are recorded under the equity or cost method of accounting based upon whether the Company has significant influence over the investee. For the Company’s international subsidiaries, local currencies are considered their functional currencies. Translation adjustments result from translating the Company’s international subsidiaries’ financial statements from their functional currencies into the Company’s reporting currency (USD). Prior year balances and amounts have been reclassified to conform to the current year presentation.

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

The most significant assumptions and estimates underlying these financial statements and accompanying notes involve revenue recognition and accounts receivable, contingencies, impairments of long-lived assets and goodwill, valuation adjustments, accounting for income taxes, quarterly, annual and long-term variable compensation accruals, consolidation of variable interest entities, purchase accounting valuation estimates, other fair value estimates, stock-based compensation and medical liability claims. Specific estimating risks and contingencies are further addressed within these notes to the consolidated financial statements.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

Patient service net revenues and accounts receivable

U.S. dialysis and related lab services

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

Other patient service revenues

Patient service revenues earned by DMG are recognized in the period services are provided, net of an estimated contractual allowance and are mainly attributable to primary care physician services and certain other specialty care services provided to patients.

Capitated revenue

DMG capitated revenue

The Company’s associated medical groups are licensed to contract with health maintenance organizations (HMOs), to provide physician services in California under capitation contracts, and to provide both hospital and physician services under global risk capitation contracts in Florida and Nevada. DMG’s revenues consist primarily of fees for medical services provided by these medical group entities’ payments from capitated contracts with various HMOs and revenues under risk-sharing programs. Capitation revenue under HMO contracts is prepaid monthly based on the number of enrollees electing physicians affiliated with one of the medical group entities as their healthcare provider, regardless of the level of actual medical services utilized. Capitation revenue is reported as revenue in the month in which enrollees are entitled to receive healthcare. A portion of the capitation revenue pertaining to Medicare enrollees is subject to possible retroactive premium risk adjustments based on their individual acuity. Due to lack of sufficient data to

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

project the amount of such retroactive adjustments, the Company records any corresponding retroactive revenues in the year of receipt.

Depending on the applicable state regulation regarding global risk capitation, revenues may be received by the Company or by an independent hospital with which the Company contracts under various managed care-related administrative services agreements. In the Florida and Nevada service markets, the global capitation revenue is recorded by the Company with the corresponding cost of medical care reported by the Company as patient care costs. In California, the Company receives professional capitation and either the health plan retains the capitated revenues in a shared risk pool or the independent hospitals receive the institutional capitation revenues. The revenues are used to pay medical claims for the related enrollees. The Company is entitled to any residual amounts and bears the risk of any deficits. In all cases, an estimate is made for the cost of medical services that have been incurred and where no medical claim has been received (IBNR). DMG enters into contracts with health plans allowing it to recognize revenue under global capitation arrangements for both professional and institutional services. DMG has converted three separate contracts to global risk in California and is in the approval and implementation process to convert more.

Under risk-sharing programs, the medical groups share in the risk for hospitalization services and earn additional incentive revenues or incur penalties based on the utilization of hospital services. Estimated shared-risk receivables from the HMOs are recorded based upon hospital utilization and associated costs incurred by assigned HMO enrollees, including an estimate of IBNR compared to budgeted funding. Differences between actual contract settlements and estimated receivables or payables are recorded in the year of final settlement. The medical groups also receive other incentive payments from health plans based on specified performance and quality criteria. These amounts are accrued when earned and the amounts can be reasonably estimated, and are included in DMG’s capitated revenues.

Other capitated revenues

One of the Company’s subsidiaries operates Medicare Advantage ESRD Special Needs Plans in partnerships with payors that work with CMS to provide full service healthcare to ESRD patients. The Company is at risk for all medical costs of the program in excess of the capitation payments.

Other revenues

Other revenues consist of the non-patient service revenues associated with the ancillary services and strategic initiatives, management and administrative support services that are provided to outpatient dialysis centers that the Company does not own or in which the Company owns a noncontrolling interest, retail pharmacies and medical consulting services. The Company also provides administrative and management support services to certain other non-dialysis joint ventures in which the Company owns a noncontrolling interest. Management fees are principally determined as a percentage of the managed operations’ revenues or cash collections and in some cases an additional component based upon a percentage of operating income. Management fees are included in net revenues when earned and represent less than 1% of total consolidated operating revenues. Revenues related to medical consulting services are recognized in the period services are provided.

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

Other income

Other income includes interest income on cash investments, gains (losses) on foreign currency translation adjustments and other non-operating gains from investment transactions, as well as realized foreign currency transaction gains and losses.

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

Funds on deposit with a third party

The Company’s DMG business has established a risk sharing arrangement with a California hospital, wherein the Company shares in any surplus or deficit. One of the terms of this agreement is the establishment of a segregated investment fund to ensure adequate cash to pay IBNR. The Company and the hospital monitor the reserve balance to maintain the adequacy of funds on deposit. The Company has $75,877 in such funds as of December 31, 2016, included in other current assets on the consolidated balance sheet.

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

Amortizable intangibles

Amortizable intangible assets and liabilities include customer relationships, trade names, provider networks, supply agreements, practice management tools, non-competition and similar agreements, lease agreements and hospital acute services contracts, each of which have finite useful lives. Amortization expense is computed using the straight-line method over the useful lives of the assets estimated as follows: customer relationships, principally ten to twenty years; provider networks and practice management tools, two to fifteen years; trade names, principally four years; non-competition and similar agreements, two to ten years; and lease agreements and hospital acute service contracts, over the term of the lease or contract period, respectively.

Equity investments

Equity investments that do not have readily determinable fair values are carried on the cost or equity method, as applicable. The Company classifies its cost and equity method investments as “Equity investments” on its balance sheet. See Note 8 to these consolidated financial statements for further details.

Investments in debt and equity securities

The Company classifies certain debt securities as held-to-maturity and records them at amortized cost based on the Company’s intentions and strategies concerning those investments. Equity securities that have readily determinable fair values, and certain other financial instruments that have readily determinable fair values or redemption values, are classified as available for sale and recorded at estimated fair value.

Goodwill

Goodwill represents the difference between the fair value of businesses acquired and the fair value of the identifiable tangible and intangible net assets acquired. Goodwill is not amortized, but is assessed at the reporting unit for impairment as circumstances warrant and at least annually. An impairment charge is recorded to the extent the carrying amount of goodwill exceeds its implied fair value. The Company operates several reporting units for goodwill impairment assessments. See Note 10 to these consolidated financial statements for further details.

Impairment of long-lived assets

Long-lived assets, including property and equipment, equity investments in non-consolidated businesses, and amortizable intangible assets are reviewed for possible impairment whenever significant events or changes in circumstances indicate that an impairment may have occurred, including changes in the Company’s business strategy and plans, changes in the quality or structure of its relationships with its partners or deteriorating operating performance of individual outpatient dialysis centers or other operations. An impairment is indicated when the sum of the expected future undiscounted net cash flows identifiable to an asset group is less than

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

its carrying amount. Impairment losses are measured based upon the difference between the actual or estimated fair values, which are based on market values, net realizable values or projections of discounted net cash flows, as appropriate, and the carrying amount of the asset group. Impairment charges are included in operating expenses. Indefinite-lived intangible assets are reviewed for possible impairment at least annually or whenever significant events or changes in circumstances indicate that an impairment may have occurred.

Self insurance

The Company’s Kidney Care division records insurance liabilities for professional and general liability and workers’ compensation in excess of certain individual and or aggregate amounts not covered by third-party carriers. The Company’s Kidney Care division estimates the self-insured retention portion of professional and general liability and workers’ compensation risks using third-party actuarial calculations that are based upon historical claims experience and expectations for future claims. In addition, DMG has purchased external primary professional and general liability insurance from California Medical Group Insurance (CMGI) in which the Company owns an equity interest of 67%.

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

Income taxes

Federal and state income taxes are computed at currently enacted tax rates less tax credits using the asset and liability method. Deferred taxes are adjusted both for items that do not currently have tax consequences and for the cumulative effect of any changes in tax rates from those previously used to determine deferred tax assets or liabilities. Tax provisions include amounts that are currently payable, changes in deferred tax assets and liabilities that arise because of temporary differences between the timing of when items of income and expense are recognized for financial reporting and income tax purposes, changes in the recognition of tax positions and any changes in the valuation allowance caused by a change in judgment about the realizability of the related deferred tax assets. A valuation allowance is established when necessary to reduce deferred tax assets to amounts expected to be realized.

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

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

Interest rate swap and cap agreements

The Company often carries a combination of interest rate caps, forward interest rate caps, or interest rate swaps on portions of its variable rate debt as a means of hedging its exposure to changes in LIBOR interest rates as part of its overall interest rate risk management strategy. These interest rate caps and swaps are not held for trading or speculative purposes and are typically designated as qualifying cash flow hedges. See Note 14 to these consolidated financial statements for further details.

Noncontrolling interests

Noncontrolling interests represent third-party equity ownership interests in entities which are consolidated by the Company for financial statement reporting purposes. As of December 31, 2016, third parties held noncontrolling equity interests in 490 consolidated legal entities.

Fair value estimates

The Company currently measures the fair value of certain assets, liabilities (including contingent earn-out consideration) and noncontrolling interests subject to put provisions (temporary equity) based upon valuation techniques that include observable or unobservable market inputs and assumptions that market participants would use in pricing these assets, liabilities and temporary equity. The Company has also classified its assets, liabilities and temporary equity into the appropriate fair value hierarchy levels as defined by the Financial Accounting Standards Board (FASB). See Note 24 to the consolidated financial statements for further details.

New accounting standards

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. In July 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date. This guidance approves a one-year deferral of the effective date of ASU 2014-09. The ASU now permits the Company to adopt this standard effective January 1, 2018. Early application is permitted as of January 1, 2017. In March, April, and May 2016, the FASB issued ASU 2016-08, ASU 2016-10, ASU 2016-11, and ASU 2016-12, Revenue from Contracts with Customers (Topic 606), each of which amends the guidance in ASU 2014-09. When they become effective, these ASUs will replace most existing revenue recognition guidance in U.S. GAAP. The Company has assembled an internal revenue task force that meets regularly to discuss and evaluate the overall impact this guidance will have on various revenue streams in the consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor determined the effect of these ASUs on its ongoing financial reporting. The Company expects to adopt these ASU’s effective January 1, 2018.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments in this ASU revise the accounting related to lessee accounting. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for substantially all leases with lease terms in excess of twelve months. The new lease guidance also simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. The amendments in this ASU are effective for the Company beginning on January 1, 2019 and are to be applied through a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. The Company has assembled an internal lease task force that meets regularly to discuss and evaluate the overall impact of this guidance on its consolidated financial statements and related disclosures, as well as the expected timing of adoption. The Company believes that the new standard will have a material impact on its consolidated balance sheet but will not have a material impact on its results of operations or liquidity. The Company continues to evaluate the effect that the implementation of this ASU will have on its consolidated financial statements and related disclosures.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The changes required by this ASU involve several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this ASU are effective for the Company beginning January 1, 2017. The method of adoption differs for each of the topics covered by the ASU. The Company expects that the primary effect of this ASU will be the presentation of excess tax benefits or deficiencies within the Company’s consolidated statement of income as a component of income tax expense rather than within additional paid-in capital on its consolidated balance sheet. In addition, these amounts will be presented as an operating activity on the consolidated statement of cash flows rather than as a financing activity. The new standard may cause volatility in the Company’s effective tax rates and diluted earnings per share due to the tax effects related to share-based payments being recorded within the Company’s consolidated statement of income, including a potential increase in the Company’s provision for income taxes if a significant number of outstanding stock awards are exercised at recent levels of the Company’s stock price.

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

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. The amendments in this ASU allow entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The current guidance does not allow recognition until the asset has been sold to an outside party. The amendments in this ASU are effective for the Company beginning on January 1, 2018 and are to be applied on a modified retrospective basis. The Company has not yet determined the effect that adoption of this ASU will have on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendments in this ASU simplify the test for goodwill impairment by eliminating the second step in testing for goodwill impairment. The amendments in this new ASU are effective for the Company January 1, 2020 and are to be applied on a prospective basis. Early adoption is permitted after January 1, 2017. The Company is evaluating the effect that the implementation of this ASU will have on its consolidated financial statements, related disclosures and timing of implementation.

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

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

The reconciliations of the numerators and denominators used to calculate basic and diluted net income per share are as follows:

	Year ended December 31,
	2016	2015	2014
	(shares in thousands)
Basic:
Net income attributable to DaVita Inc. for basic earnings per share calculation	$879,874	$269,732	$723,114
Weighted average shares outstanding during the period	203,835	214,062	214,496
Contingently returnable shares held in escrow for the DaVita HealthCare Partners merger	(2,194)	(2,194)	(2,194)
Weighted average shares for basic earnings per share calculation	201,641	211,868	212,302
Basic net income per share attributable to DaVita Inc.	$4.36	$1.27	$3.41
Diluted:
Net income attributable to DaVita Inc. for diluted earnings per share calculation	$879,874	$269,732	$723,114
Weighted average shares outstanding during the period	203,835	214,062	214,496
Assumed incremental shares from stock plans	1,070	2,190	2,432
Weighted average shares for diluted earnings per share calculation	204,905	216,252	216,928
Diluted net income per share attributable to DaVita Inc.	$4.29	$1.25	$3.33
Anti-dilutive stock-settled awards excluded from calculation(1)	2,523	1,365	1,715

(1)	Shares associated with stock-settled stock appreciation rights excluded from the diluted denominator calculation because they are anti-dilutive under the treasury stock method.

3.	Accounts receivable

For both years ending December 31, 2016 and 2015, approximately 81% of the Company’s consolidated net accounts receivable is related to patient and other services, and approximately 19% is related to capitated health plans.

Approximately 16% and 18% of the Company’s net patient services accounts receivable balances as of December 31, 2016 and 2015, respectively, were more than six months old, and there were no significant balances over one year old. Accounts receivable are principally from Medicare and Medicaid programs and commercial insurance plans.

Accounts receivable are reduced by an allowance for doubtful accounts. In evaluating the ultimate collectability of its accounts receivable, the Company analyzes its historical cash collection experience and trends for each payor to estimate the adequacy of the allowance for doubtful accounts and the amount of the provision for uncollectible accounts. Management regularly updates its analysis based upon the most recent information available to it to determine its current provision for uncollectible accounts and the adequacy of its allowance for doubtful accounts.

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

For receivables associated with the Company’s capitated health plans, the balances remain on the balance sheet for as long as the respective plan years are open, which varies by health plan, but is generally two years in length. The majority of the Company’s capitated health plans accounts receivable is one to three months old with collections occurring on a periodic basis throughout the duration of the corresponding plan year.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

Approximately 1% of the Company’s U.S. dialysis and related lab services net accounts receivable are associated with patient pay and it is the Company’s policy to reserve 100% of the outstanding accounts receivable balances for dialysis services when those amounts due are outstanding for more than three months and to reserve 100% of the outstanding patient pay accounts receivable balances for DMG’s services when those amounts due have been outstanding for more than twelve months.

During the year ended December 31, 2016, the Company’s allowance for doubtful accounts decreased by $12,088. The decrease in 2016 was primarily due to an increase in the write-offs of patient pay billings in the Company’s U.S. dialysis business. The decrease was also due to a reduction in accounts receivable older than six months. During the year ended December 31, 2015, the Company’s allowance for doubtful accounts increased by $21,470. The increase in 2015 was primarily due to an increase in the provision for uncollectible accounts due to an increase in the write-offs of Medicare secondary billings.

4.	Other receivables

Other receivables were comprised of the following:

	December 31,
	2016	2015
Supplier rebates and non-trade receivables	$347,123	$316,644
Medicare bad debt claims	104,658	105,714
Operating advances under management and administrative services agreements	1,702	13,527
	$453,483	$435,885

Operating advances under management and administrative services agreements are generally unsecured.

5.	Other current assets

Other current assets were comprised of the following:

	December 31,
	2016	2015
Prepaid expenses	$131,833	$105,216
Funds on deposit with third parties	75,877	82,679
Other	2,894	2,427
	$210,604	$190,322

6.	Property and equipment

Property and equipment were comprised of the following:

	December 31,
	2016	2015
Land	$59,013	$42,080
Buildings	491,301	437,283
Leasehold improvements	2,598,471	2,289,425
Equipment and information systems, including internally developed software	2,378,303	2,080,446
New center and capital asset projects in progress	480,439	336,513
	6,007,527	5,185,747
Less accumulated depreciation	(2,832,160)	(2,397,007)
	$3,175,367	$2,788,740

Depreciation expense on property and equipment was $545,734, $475,484 and $428,309 for 2016, 2015 and 2014, respectively.

Interest on debt incurred during the development of new centers and other capital asset projects is capitalized as a component of the asset cost based on the respective in-process capital asset balances. Interest capitalized was $12,990, $9,723 and $7,888 for 2016, 2015 and 2014, respectively.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

7.	Intangibles

Intangible assets other than goodwill were comprised of the following:

	December 31,
	2016	2015
Customer relationships	$1,568,161	$1,575,865
Trade names	190,761	170,883
Provider network and practice management tools	187,318	183,724
Noncompetition and other agreements	512,505	510,521
Lease agreements	7,624	7,306
Indefinite-lived assets	1,546	9,310
Other	583	408
	2,468,498	2,458,017
Less accumulated amortization	(940,731)	(770,691)
	$1,527,767	$1,687,326

Amortization expense from amortizable intangible assets, other than lease agreements, was $174,518, $166,537 and $167,956 for 2016, 2015 and 2014, respectively. Lease agreement intangible assets and liabilities were amortized to rent expense in the amounts of $(923), $(1,613) and $(1,798) for 2016, 2015 and 2014, respectively.

During the year ended December 31, 2016, the Company did not recognize impairment charges on any intangible assets other than goodwill. During the year ended December 31, 2015, the Company recognized a $17,400 impairment charge on an indefinite-lived intangible asset of its DMG Nevada reporting unit.

Amortizable intangible liabilities were comprised of the following:

	December 31,
	2016	2015
Lease agreements (net of accumulated amortization of $8,485 and $6,936)	7,420	8,969
	$7,420	$8,969

There was no amortization benefit recognized from the alliance and product supply agreement in 2016 as it expired in September 2015. Amortization benefit related to this agreement was $3,997 for 2015 and $5,330 for 2014 related to this agreement. Lease agreement intangible liabilities are classified in other long-term liabilities and amortized to rent expense.

Scheduled amortization charges from amortizable intangible assets and liabilities as of December 31, 2016 were as follows:

	Customer relationships	Trade names	Provider network and practice management tools	Noncompetition and other agreements	Lease agreements	Other
2017	82,669	47,046	26,941	30,156	(1,228)	102
2018	82,664	47,046	26,881	19,519	(892)	102
2019	82,625	11,008	22,492	15,796	(832)	87
2020	82,609	3,800	581	10,437	(678)	44
2021	82,609	633	97	7,005	(606)	—
Thereafter	821,282	—	—	21,990	(3,184)	—

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

8.	Equity investments

Equity investments that do not have readily determinable fair values are carried on the cost or equity method, as applicable. The Company maintains equity method investments in nonconsolidated investees in both its Kidney Care and DMG lines of business, as well as minor cost method investments in private securities of certain other healthcare businesses. The Company classifies its non-marketable cost or equity method investments as equity investments on its balance sheet.

As described in Note 21, the Company deconsolidated its Asia Pacific dialysis business (APAC JV) effective as of August 1, 2016, adjusted its retained investment in the APAC JV to estimated fair value at that time, and has accounted for this retained investment on the equity method since August 1, 2016.

During the year ended December 31, 2016, the Company recorded an impairment of $14,993 related to a minority equity investment in one of its international reporting units.

Equity investments in nonconsolidated businesses were $502,389 and $78,368 at December 31, 2016 and 2015, respectively. The increase in equity investments was primarily related to the APAC JV, as discussed above. During 2016, 2015 and 2014, the Company recognized equity investment income of $13,044, $18,325 and $23,234, respectively, relating to equity investments in nonconsolidated businesses under the equity method of accounting.

9.	Investments in debt and equity securities

The Company classifies certain debt securities as held-to-maturity and records them at amortized cost based on the Company’s intentions and strategies concerning those investments. Equity securities that have readily determinable fair values, and certain other financial instruments that have readily determinable fair values or redemption values, are classified as available for sale and recorded at estimated fair value.

The Company’s investments in securities and certain other financial instruments consist of the following:

	December 31, 2016			December 31, 2015
	Held to maturity	Available for sale	Total	Held to maturity	Available for sale	Total
Certificates of deposit, commercial paper and money market funds due within one year	$256,827	$—	$256,827	$406,884	$—	$406,884
Investments in mutual funds and common stock	50,000	47,404	97,404	—	33,482	33,482
Cash surrender value of life insurance policies	—	59,646	59,646	—	56,840	56,840
	$306,827	$107,050	$413,877	$406,884	$90,322	$497,206
Short-term investments	$306,827	$3,371	$310,198	$406,884	$1,200	$408,084
Long-term investments	—	103,679	103,679	—	89,122	89,122
	$306,827	$107,050	$413,877	$406,884	$90,322	$497,206

The cost of certificates of deposit, commercial paper and money market funds at December 31, 2016 and 2015 approximate their fair value. As of December 31, 2016 and 2015, available for sale investments included $3,701 and $2,589, respectively, of gross pre-tax unrealized gains. During 2016 and 2015 the Company recorded gross pre-tax unrealized gains (losses) of $1,802 and $(1,974), respectively, in other comprehensive income associated with changes in the fair value of these investments. During 2016, the Company sold investments in mutual funds and common stock for net proceeds of $14,971, and recognized a pre-tax gain of $690, or $423 after tax, that was previously recorded in other comprehensive income. During 2015, the Company sold investments in mutual funds and common stock for net proceeds of $1,295, and recognized a pre-tax gain of $618, or $377 after tax, that was previously recorded in other comprehensive income.

Investments in mutual funds classified as available for sale are held within trusts to fund existing obligations associated with several of the Company’s non-qualified deferred compensation plans.

Investments in life insurance policies are carried at their cash surrender value, are held within trusts to fund existing obligations associated with certain of the Company’s non-qualified deferred compensation plans, and are principally classified as long-term to correspond with the long-term classification of the related plan liabilities. See Note 16 for further details.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

10.	Goodwill

Changes in the carrying value of goodwill by reportable segments were as follows:

	U.S. dialysis and related lab services	DMG	Other ancillary services and strategic initiatives	Consolidated total
Balance at January 1, 2015	$5,610,643	$3,562,534	$242,118	$9,415,295
Acquisitions	21,910	29,910	45,273	$97,093
Divestitures	(3,370)	(5,411)	—	$(8,781)
Goodwill impairment charges	—	(188,769)	(4,065)	$(192,834)
Foreign currency and other adjustments	—	—	(16,294)	$(16,294)
Balance at December 31, 2015	$5,629,183	$3,398,264	$267,032	$9,294,479
Acquisitions	75,295	248,901	123,632	$447,828
Divestitures	(12,891)	(2,223)	(29,645)	$(44,759)
Goodwill impairment charges	—	(253,000)	(28,415)	$(281,415)
Foreign currency and other adjustments	—	—	(8,816)	$(8,816)
Balance at December 31, 2016	$5,691,587	$3,391,942	$323,788	$9,407,317

Balance at December 31, 2016:
Goodwill	$5,691,587	$3,833,711	$358,112	$9,883,410
Accumulated impairment charges	—	(441,769)	(34,324)	$(476,093)
	$5,691,587	$3,391,942	$323,788	$9,407,317

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

The Company has applied a similar aggregation to the DMG operations in each region, to the vascular access service centers in its vascular access services reporting unit, to the physician practices in its physician services and direct primary care reporting units, and to the dialysis centers within each international reporting unit. For the Company’s other operating segments, discrete business components below the operating segment level constitute individual reporting units.

During the fourth quarter of 2015, the Company recognized impairment charges of $188,769 on goodwill of certain DMG reporting units based on assessments performed after circumstances indicated it had become more likely than not that the goodwill of certain DMG reporting units had become impaired. These circumstances included under-performance of the business in recent quarters as well as changes in other market conditions, including government reimbursement cuts and the Company’s expected ability to mitigate them.

Based on continuing developments at the Company’s DMG reporting units during 2016, including the Medicare Advantage final benchmark rates for 2017 announced on April 4, 2016, further changes in expectations concerning future government reimbursement rates and the Company’s expected ability to mitigate them, as well as medical cost and utilization trends, underperformance of certain at-risk units in recent quarters and other market conditions, the Company performed additional goodwill impairment assessments for certain at-risk DMG reporting units during each of the first three quarters of 2016 and as of their November 1 annual assessment date.

In addition, during the quarter ended December 31, 2016, the Company determined that circumstances indicated it had become more likely than not that the goodwill of the Company’s vascular access reporting unit had become impaired. These circumstances included changes in future governmental reimbursement and the Company’s expected ability to mitigate them. Specifically, on November 2, 2016, CMS released the 2017 Physician Fee Schedule Final Rule and the Ambulatory Surgical Center Payment Final

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

Rule which reflected significant changes in reimbursement structure for this business unit. Accordingly, the Company performed the required valuations to estimate the fair value of the net assets and implied goodwill of this reporting unit with the assistance of a third-party valuation firm.

As a result of the assessments described above, the Company has recognized the goodwill impairment charges below:

	Year ended December 31,
Reporting unit	2016	2015	2014
DMG Nevada	$161,800	$181,253	$—
DMG Florida	91,200	5,800	—
DMG Arizona	—	1,716	—
Vascular access	28,415	—	—
International operations	—	4,065	1,000
Total	$281,415	$192,834	$1,000

Further reductions in reimbursement rates, increases in medical cost or utilization trends, or other significant adverse changes in expected future cash flows or valuation assumptions could result in goodwill impairment charges in the future for the following reporting units, which remain at risk of goodwill impairment:

	Goodwill balance	Carrying	Sensitivities
Reporting unit	as of December 31, 2016	amount coverage(1)	Operating income(2)	Discount rate(3)
DMG Nevada	$261,204	11.4%	-2.2%	-3.9%
DMG Florida	$442,835	7.1%	-1.7%	-3.2%
DMG New Mexico	$70,926	2.6%	-1.5%	-2.2%
DMG Washington	$244,502	3.7%	-1.8%	-3.4%
Vascular access	$34,696	4.3%	-2.7%	-5.3%

(1)	Excess of estimated fair value of the reporting unit over carrying amount as of the latest assessment date.
(2)	Potential impact on estimated fair value of a sustained, long-term reduction of 3% in operating income as of the latest assessment date.
(3)	Potential impact on estimated fair value of an increase in discount rates of 100 basis points as of the latest assessment date.

There were no major changes in the business, prospects, or expected future results of these reporting units from their latest assessment date.

Except as described above, none of the Company’s various other reporting units were considered at risk of goodwill impairment as of December 31, 2016. Since the dates of the Company’s last annual goodwill impairment tests, there have been certain developments, events, changes in operating performance and other changes in key circumstances that have affected the Company’s businesses. However, except as further described above, these did not cause management to believe it is more likely than not that the fair value of any of the Company’s other reporting units would be less than their respective carrying amount.

11.	Other liabilities

Other liabilities were comprised of the following:

	December 31,
	2016	2015
Payor refunds and retractions	$277,482	$153,104
Contingent earn-out consideration	7,217	29,050
Insurance and self-insurance accruals	80,437	80,355
Accrued interest	82,234	81,585
Other medical payables	36,645	53,687
Accrued non-income tax liabilities	27,759	29,291
Other	345,073	255,051
	$856,847	$682,123

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

12.	Medical payables

The healthcare costs shown in the following table include estimates for the cost of professional medical services provided by non-employed physicians and other providers, as well as inpatient and other ancillary costs for all markets, other than California, where state regulation allows for the assumption of global risk. Healthcare costs payable are included in medical payables.

The following table shows the components of changes in the healthcare costs payable for the year ended December 31, 2016 and 2015:

	December 31,
	2016	2015
Healthcare costs payable, beginning of the year	$212,641	$214,405
Add: Components of incurred healthcare costs
Current year	1,673,742	1,587,036
Prior years	(141)	1,523
Total incurred healthcare costs	1,673,601	1,588,559
Less: Claims paid
Current year	1,473,723	1,397,378
Prior years	198,244	192,945
Total claims paid	1,671,967	1,590,323
Healthcare costs payable, end of the year	$214,275	$212,641

The Company’s prior year estimates of healthcare costs payable resulted in medical claims being settled for different amounts than originally estimated. When significant increases (decreases) in prior-year healthcare cost estimates occur that the Company believes significantly impacts its current year operating results, the Company discloses that amount as unfavorable (favorable) development of prior-year’s healthcare cost estimates. Actual claim payments for prior year services have not been materially different from the Company’s year-end estimates.

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

Income before income taxes consisted of the following:

	Year ended December 31,
	2016	2015	2014
Domestic	$1,144,544	$764,998	$1,341,208
International	344,351	(41,862)	(31,535)
	$1,488,895	$723,136	$1,309,673

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

Income tax expense (benefit) consisted of the following:

	Year ended December 31,
	2016	2015	2014
Current:
Federal	$337,178	$183,263	$188,302
State	48,771	30,766	30,789
International	1,928	856	1,687
Total current income tax	$387,877	$214,885	$220,778
Deferred:
Federal	93,214	88,718	192,267
State	(27,764)	(8,307)	32,360
International	2,486	430	938
Total deferred income tax	$67,936	$80,841	$225,565
	$455,813	$295,726	$446,343

The reconciliation between the U.S. federal income tax rate and the Company’s effective tax rate is as follows:

	Year ended December 31,
	2016	2015	2014
Federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.2	2.5	3.5
International rate differential	0.2	(1.1)	(0.2)
Gain on APAC JV ownership changes	(9.8)	—	—
Goodwill impairments	6.7	11.7	—
Changes in deferred tax valuation allowances	0.6	2.6	0.6
Other	0.2	1.5	(0.8)
Impact of noncontrolling interests primarily attributable to non-tax paying entities	(3.5)	(11.3)	(4.0)
Effective tax rate	30.6%	40.9%	34.1%

The Company has indefinitely reinvested $381,523 of undistributed earnings of its foreign operations outside of the United States as of December 31, 2016. Included in this undistributed earnings amount is a non-taxable gain on the APAC JV ownership changes in the amount of $374,374. No deferred tax liability has been recognized for the remittance of such earnings to the U.S. since it is the Company’s intention to utilize these earnings in its foreign operations. The determination of the amount of deferred taxes on these earnings is not practicable since the computation would depend on a number of factors that cannot be known unless a decision is made to repatriate the earnings.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

Deferred tax assets and liabilities arising from temporary differences were as follows:

	December 31,
	2016	2015
Receivables	$19,283	$43,393
Accrued liabilities	318,596	272,080
Net operating loss carryforwards	130,456	130,977
Other	147,487	114,805
Deferred tax assets	615,822	561,255
Valuation allowance	(56,016)	(57,811)
Net deferred tax assets	559,806	503,444
Intangible assets	(1,025,488)	(927,761)
Property and equipment	(230,870)	(205,071)
Investments in partnerships	(95,936)	(83,584)
Other	(16,640)	(13,990)
Deferred tax liabilities	(1,368,934)	(1,230,406)
Net deferred tax liabilities	$(809,128)	$(726,962)

At December 31, 2016, the Company had federal net operating loss carryforwards of approximately $155,790 that expire through 2035, although a substantial amount expire by 2028. The Company also had state net operating loss carryforwards of $836,774 that expire through 2036 and international net operating loss carryforwards of $97,281, some of which have an indefinite life. The utilization of a portion of these losses may be limited in future years based on the profitability of certain entities. The valuation allowance net decrease of $1,795 is primarily due to an increase related to the realizability of losses in certain foreign and state jurisdictions of $8,339 and a decrease relating to the APAC JV ownership changes of $10,134.

Unrecognized tax benefits

A reconciliation of the beginning and ending liability for unrecognized tax benefits that do not meet the more-likely-than-not threshold were as follows:

	Year ended December 31,
	2016	2015
Beginning balance	$39,011	$31,877
Additions for tax positions related to current year	9,714	6,131
Additions for tax positions related to prior years	—	2,999
Reductions related to lapse of applicable statute	(1,277)	(1,996)
Reductions related to settlements with taxing authorities	(23,382)	—
Ending balance	$24,066	$39,011

As of December 31, 2016, the Company’s total liability for unrecognized tax benefits relating to tax positions that do not meet the more-likely-than-not threshold is $24,066, all of which would impact the Company’s effective tax rate if recognized. This balance represents a decrease of $14,945 from the December 31, 2015 balance of $39,011, primarily due to the positive settlement of an IRS and state audit.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in its income tax expense. At December 31, 2016 and 2015, the Company had approximately $2,595 and $9,918, respectively, accrued for interest and penalties related to unrecognized tax benefits, net of federal tax benefit.

The Company and its subsidiaries file U.S. federal and state income tax returns and various international income tax returns. The Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2013 and 2008, respectively.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

14.	Long-term debt

Long-term debt was comprised of the following:

	December 31,
	2016	2015
Senior Secured Credit Facilities:
Term Loan A	$862,500	$925,000
Term Loan B	3,412,500	3,447,500
Senior notes	4,500,000	4,500,000
Acquisition obligations and other notes payable	117,547	70,645
Capital lease obligations	299,682	283,185
Total debt principal outstanding	9,192,229	9,226,330
Discount and deferred financing costs	(79,861)	(95,985)
	9,112,368	9,130,345
Less current portion	(165,041)	(129,037)
	$8,947,327	$9,001,308

Scheduled maturities of long-term debt at December 31, 2016 were as follows:

2017	165,041
2018	167,684
2019	747,871
2020	69,508
2021	3,300,437
Thereafter	4,741,688

Term Loans

Total outstanding borrowings under Term Loan A and Term Loan B can consist of various individual tranches that can range in maturity from one month to twelve months (currently all tranches are one month in duration). For Term Loan A and Term Loan B, each tranche bears interest at a London Interbank Offered Rate (LIBOR) rate that is determined by the duration of such tranche plus an interest rate margin. The LIBOR variable component of the interest rate for each tranche is reset as such tranche matures and a new tranche is established. At December 31, 2016, the overall weighted average interest rate for Term Loan A was determined based upon the LIBOR interest rates in effect for all of the individual tranches plus the interest rate margin of 1.75%. At December 31, 2016, Term Loan B bears interest at LIBOR (floor of 0.75%) plus a margin of 2.75%. The Company is subject to LIBOR-based interest rate volatility on Term Loan B as the LIBOR-based component of the interest rate exceeded the floor of 0.75% as of December 31, 2016. The overall weighted average interest rate for Term Loan B was determined based upon the LIBOR interest rates in effect for all individual tranches plus the interest rate margin. The Company has several interest rate cap agreements that have the economic effect of capping the LIBOR variable component of the Company’s interest rate at a maximum of 3.50% on $3,500,000 of outstanding principal debt. The remaining $775,000 outstanding principal balance of Term Loan A would still be subject to LIBOR-based interest rate volatility. In addition, the Company maintains several forward interest rate cap agreements with notional amounts totaling $3,500,000, which will be effective June 29, 2018. The cap agreements will have the economic effect of capping the LIBOR variable component of the Company’s interest rate at a maximum of 3.50% on an equivalent amount of the Company’s debt. See below for further details. The Company is restricted from paying dividends under the terms of its senior secured credit facilities.

During the year ended December 31, 2016, the Company made mandatory principal payments under its then existing senior secured credit facilities totaling $62,500 on Term Loan A and $35,000 on Term Loan B.

Revolving lines of credit

The Company has an undrawn revolving line under the senior secured credit facilities totaling $1,000,000, of which approximately $95,629 was committed for outstanding letters of credit. In addition, the Company has approximately $1,286 of committed outstanding letters of credit related to DMG, which is backed by a certificate of deposit.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

Senior Notes

The Company’s senior notes as of December 31, 2016 consisted of $1,500,000 of 5.0% Senior Notes due 2025, $1,750,000 5 1/8% senior notes due 2024 and $1,250,000 of 5 3/4% senior notes due 2022 (collectively Senior Notes).

The Senior Notes are unsecured obligations, rank equally in right of payment with the Company’s existing and future unsecured senior indebtedness, and are guaranteed by substantially all of the Company’s direct and indirect wholly-owned domestic subsidiaries and require semi-annual interest payments. The Company may redeem some or all of the Senior Notes at any time on or after certain specific dates and at certain specific redemption prices as outlined in each senior note agreement. The Company is restricted from paying dividends under the indentures governing its Senior Notes.

In April 2015, the Company issued $1,500,000 5.0% Senior Notes due 2025 (5.0% Senior Notes). The 5.0% Senior Notes pay interest on May 1 and November 1 of each year beginning November 1, 2015. The 5.0% Senior Notes are unsecured senior obligations, rank equally in right of payment with the Company’s existing and future unsecured senior indebtedness, and are guaranteed by certain of the Company’s domestic subsidiaries. The Company may redeem up to 35% of the 5.0% Senior Notes at any time prior to May 1, 2018 at a certain specified price from the proceeds of one or more equity offerings. In addition, the Company may redeem some or all of the 5.0% Senior Notes at any time prior to May 1, 2020 at make-whole redemption rates and on or after such date at certain specified redemption prices. The net proceeds from the 5.0% Senior Notes offering were used to repurchase all of the $775,000 aggregate outstanding principal balances of the 6 ⅝% Senior Notes due 2020 (6 ⅝% Senior Notes) through a combination of a tender offer and a redemption process and to pay fees and expenses. The remaining net offering proceeds were used for general corporate purposes, acquisitions and share repurchases. As a result of these transactions, the Company incurred $48,072 in debt redemption charges consisting of tender and redemption premiums as well as the write-off of deferred financing costs associated with the repurchase of the 6 ⅝% Senior Notes.

Interest rate swaps and cap agreements

During the year ended December 31, 2016 the Company had several interest rate swap agreements as a means of hedging its exposure to and volatility from variable-based interest rate changes as part of its overall interest rate risk management strategy. These agreements were not held for trading or speculative purposes and had the economic effect of converting the LIBOR variable component of the Company’s Term Loan A interest rate to a fixed rate. These swap agreements were designated as cash flow hedges, and as a result, hedge-effective gains or losses resulting from changes in the fair values of these swaps were reported in other comprehensive income until such time as the hedged forecasted cash flows occurred, at which time the amounts were reclassified into net income. Net amounts paid or received for each specific swap tranche that had settled were reflected as adjustments to debt expense. In addition, the Company has entered into several interest rate cap agreements and several forward interest rate cap agreements that have the economic effect of capping the Company’s maximum exposure to LIBOR variable interest rate changes on specific portions of the Company’s floating rate debt, as described below. These cap agreements are also designated as cash flow hedges and, as a result, changes in the fair values of these cap agreements are reported in other comprehensive income. The amortization of the original cap premium is recognized as a component of debt expense on a straight-line basis over the term of the cap agreements. The swap and cap agreements do not contain credit-risk contingent features.

As of December 31, 2016, the Company maintains interest rate cap agreements that were entered into in November 2014 with notional amounts totaling $3,500,000. These previously forward cap agreements became effective September 30, 2016 and have the economic effect of capping the LIBOR variable component of the Company’s interest rate at a maximum of 3.50% on an equivalent amount of the Company’s debt. These cap agreements expire on June 30, 2018. As of December 31, 2016, the total fair value of these cap agreements was an asset of approximately $116. During the year ended December 31, 2016, the Company recognized debt expense of $2,070 from these caps. During the year ended December 31, 2016, the Company recorded a loss of $1,196 in other comprehensive income due to a decrease in the unrealized fair value of these cap agreements.

As of December 31, 2016, the Company maintains several forward interest rate cap agreements that were entered into in October 2015 with notional amounts totaling $3,500,000. These forward cap agreements will become effective June 29, 2018 and will have the economic effect of capping the LIBOR variable component of the Company’s interest rate at a maximum of 3.50% on an equivalent amount of its debt. These cap agreements expire on June 30, 2020. As of December 31, 2016, the total fair value of these cap agreements was an asset of approximately $9,813. During the year ended December 31, 2016, the Company recorded a loss of $4,002 in other comprehensive income due to a decrease in the unrealized fair value of these cap agreements.

Previously, the Company maintained several interest rate cap agreements with notional amounts totaling $2,735,000 on the Company’s Term Loan B debt. These agreements had the economic effect of capping the LIBOR variable component of the Company’s interest rate at a maximum of 2.50% on an equivalent amount of the Company’s Term Loan B. During the year ended

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

December 31, 2016, the Company recognized debt expense of $1,829 from these caps. The cap agreements expired on September 30, 2016.

The Company also previously maintained several interest rate swap agreements. These agreements had the economic effect of modifying the LIBOR variable component of the Company’s interest rate on an equivalent amount of the Company’s Term Loan A to fixed rates ranging from 0.49% to 0.52%. These interest rate swap agreements required monthly interest payments and expired on September 30, 2016. During the year ended December 31, 2016, the Company recognized debt expense of $299 from these swaps, and recorded a loss of $815 in other comprehensive income due to a decrease in the unrealized fair value of these swap agreements.

The following table summarizes the Company’s derivative instruments as of December 31, 2016 and 2015:

	Interest rate swap and cap agreements (liabilities and assets)
	December 31, 2016		December 31, 2015
Derivatives designated as hedging instruments	Balance sheet location	Fair value	Balance sheet location	Fair value
Interest rate swap agreements		$—	Other short- term assets	$516
Interest rate cap agreements	Other long- term assets	$9,929	Other long- term assets	$15,127

The following table summarizes the effects of the Company’s interest rate swap and cap agreements for the years ended December 31, 2016, 2015 and 2014:

	Amount of losses recognized in OCI on interest rate swap and cap agreements			Location of (losses) gains reclassified from	Amount of gains reclassified from accumulated OCI into income
	Years ended December 31,			accumulated	Years ended December 31,
Derivatives designated as cash flow hedges	2016	2015	2014	OCI into income	2016	2015	2014
Interest rate swap agreements	$(815)	$(3,971)	$(8,390)	Debt expense	$299	$2,664	$12,279
Interest rate cap agreements	(5,198)	(16,114)	(8,119)	Debt expense	3,899	2,439	5,130
Tax benefit (expense)	2,343	7,844	6,450		(1,632)	(1,992)	(6,801)
Total	$(3,670)	$(12,241)	$(10,059)		$2,566	$3,111	$10,608

As of December 31, 2016, the interest rate on the Company’s Term Loan B debt bears interest at LIBOR plus an interest rate margin of 2.75%. Term Loan B is subject to an interest rate cap if LIBOR should rise above 3.50%. Term Loan A bears interest at LIBOR plus an interest rate margin of 1.75%. The capped portion of Term Loan A is $87.5 million. In addition, the uncapped portion of Term Loan A, which is subject to the variability of LIBOR, is $775 million. See above for further details. Interest rates on the Company’s Senior Notes are fixed by their terms.

The Company’s overall weighted average effective interest rate on the senior secured credit facilities was 3.68%, based upon the current margins in effect of 1.75% for Term Loan A and 2.75% for Term Loan B, as of December 31, 2016.

The Company’s overall weighted average effective interest rate for the year ended December 31, 2016 was 4.43% and as of December 31, 2016 was 4.52%.

Debt expense

Debt expense consisted of interest expense of $394,279, $389,755 and $385,750 and the amortization and accretion of debt discounts and premiums, amortization of deferred financing costs and the amortization of interest rate cap agreements of $20,103, $18,625 and $24,544 for 2016, 2015 and 2014, respectively. The interest expense amounts are net of capitalized interest.

15.	Leases

The majority of the Company’s facilities are leased under non-cancelable operating leases ranging in terms from five to fifteen years and which contain renewal options of five to ten years at the fair rental value at the time of renewal. The Company’s leases are

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

generally subject to periodic consumer price index increases or contain fixed escalation clauses. The Company also leases certain facilities and equipment under capital leases.

Future minimum lease payments under non-cancelable operating and capital leases are as follows:

	Operating leases	Capital leases
2017	$473,302	$37,758
2018	442,959	34,442
2019	401,242	35,292
2020	354,559	35,575
2021	310,704	31,133
Thereafter	1,244,309	232,191
	$3,227,075	406,391
Less portion representing interest		(106,709)
Total capital lease obligations, including current portion		$299,682

Rent expense under all operating leases for 2016, 2015, and 2014 was $563,204, $514,287 and $460,093, respectively. Rent expense is recorded on a straight-line basis over the term of the lease for leases that contain fixed escalation clauses or include abatement provisions. Leasehold improvement incentives are deferred and amortized to rent expense over the term of the lease. The net book value of property and equipment under capital leases was $263,995 and $261,960 at December 31, 2016 and 2015, respectively. Capital lease obligations are included in long-term debt. See Note 14 to these consolidated financial statements.

16.	Employee benefit plans

The Company has a savings plan for substantially all of its non-DMG employees which has been established pursuant to the provisions of Section 401(k) of the Internal Revenue Code (IRC). The plan allows for employees to contribute a percentage of their base annual salaries on a tax-deferred basis not to exceed IRC limitations. The Company does not provide any matching contributions for its non-DMG employees.

The Company also has various savings plans covering substantially all of its DMG employees which have been established pursuant to the provisions of Section 401(k) of the IRC. These plans provide for multiple employer matching contributions up to 4% of employee contributions. The Company made matching contributions in 2016, 2015 and 2014 totaling approximately $11,266, $8,324 and $7,400, respectively.

The Company also maintains a voluntary compensation deferral plan, the DaVita Voluntary Deferral Plan. This plan is non-qualified and permits certain employees whose annualized base salary equals or exceeds a minimum annual threshold amount as set by the Company to elect to defer all or a portion of their annual bonus payment and up to 50% of their base salary into a deferral account maintained by the Company. Total contributions to this plan in 2016, 2015 and 2014 were $5,344, $4,234 and $3,772, respectively. Deferred amounts are generally paid out in cash at the participant’s election either in the first or second year following retirement or in a specified future period at least three to four years after the deferral election was effective. During 2016, 2015 and 2014 the Company distributed $916, $1,270 and $1,111, respectively, to participants in this plan. Participants are credited with their proportional amount of annual earnings from the plan. The assets of this plan are held in a rabbi trust and as such are subject to the claims of the Company’s general creditors in the event of its bankruptcy. As of December 31, 2016 and 2015, the total fair value of assets held in this plan’s trust were $30,191 and $23,800, respectively.

The Company also maintains two separate non-qualified voluntary compensation deferral plans for its DMG business, the HealthCare Partners, LLC Deferred Compensation Plan and the HealthCare Partners Medical Group, Inc. Deferred Compensation Plan 2. As of December 31, 2016 and 2015, the total fair value of the assets held in these plans’ trusts were $14,036 and $8,578, respectively.

The Company also maintains an Executive Retirement Plan for certain members of management. This plan is non-qualified and contributions to the plan were made at the discretion of DVA Renal Healthcare based upon a pre-determined percentage of a participant’s base salary. Effective November 2005, all contributions to this plan were discontinued and the balance of the plan assets will be paid out upon termination or retirement of each individual participant. During 2016 and 2015 the Company distributed $149

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

and $25, respectively, to participants in this plan. During 2014 the Company did not make any distributions to participants under this plan. As of December 31, 2016 and 2015, the total fair value of assets held under this plan’s trust was $1,005 and $1,104, respectively.

The Company also maintains a frozen non-qualified trust-owned life insurance deferred compensation plan, the HealthCare Partners Medical Group, Inc. Deferred Compensation Plan, for certain key employees of DMG. The total cash surrender value of all of the life insurance policies totaled approximately $59,646 and $56,840 at December 31, 2016 and 2015, respectively, and is included in long-term investments. In addition, the total deferred compensation liabilities owed to the participants totaled approximately $54,486 and $52,128 at December 31, 2016 and 2015, respectively, and are included in other long-term liabilities. During 2016, 2015 and 2014, the Company did not make any contributions on behalf of its participants.

The fair value of all of the assets held in plan trusts as of December 31, 2016, and 2015 totaled $45,233 and $33,482, respectively. The assets of these plans are available for sale and as such are recorded at fair market value with changes in the fair market values being recorded in other comprehensive income. Any fair market value changes to the corresponding liability balance are recorded as compensation expense. See Note 9 to these consolidated financial statements.

Most of the Company’s outstanding employee stock plan awards include a provision accelerating the vesting of the award in the event of a change of control. The Company also maintains a change of control protection program for its employees who do not have a significant number of stock awards, which has been in place since 2001, and which provides for cash bonuses to employees in the event of a change of control. Based on the market price of the Company’s common stock and shares outstanding on December 31, 2016, these cash bonuses would total approximately $492,645 if a change of control transaction occurred at that price and the Company’s Board of Directors did not modify the program. This amount has not been accrued at December 31, 2016, and would only be accrued upon a change of control. These change of control provisions may affect the price an acquirer would be willing to pay for the Company.

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

The Company operates in a highly regulated industry and is a party to various lawsuits, claims, governmental investigations and audits (including investigations resulting from its obligation to self-report suspected violations of law) and other legal proceedings. The Company records accruals for certain legal proceedings and regulatory matters to the extent that the Company determines an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. While these accruals reflect the Company’s best estimate of the probable loss for those matters as the dates of those accruals, the recorded amounts may differ materially from the actual amount of the losses for those matters. Additionally, in some cases, no estimate of the possible loss or range of loss in excess of amounts accrued, if any, can be made because of the inherently unpredictable nature of legal proceedings and regulatory matters, which may be exacerbated by various factors, including that they may involve indeterminate claims for monetary damages or may involve fines, penalties or non-monetary remedies; present novel legal theories or legal uncertainties; involve disputed facts; represent a shift in regulatory policy; are in the early stages of the proceedings; or result in a change of business practices. Further, there may be various levels of judicial review available to the Company in connection with any such proceeding.

The following is a description of certain lawsuits, claims, governmental investigations and audits and other legal proceedings to which the Company is subject.

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

Swoben Private Civil Suit: In April 2013, HealthCare Partners (HCP), now known as the Company’s DaVita Medical Group (DMG) subsidiary, was one of several defendants served with a civil complaint filed by a former employee of SCAN Health Plan (SCAN), an HMO. On July 13, 2009, pursuant to the qui tam provisions of the federal False Claims Act (FCA) and the California False Claims Act, James M. Swoben, as relator, filed his initial qui tam action in the United States District Court for the Central District of California purportedly on behalf of the United States of America and the State of California against SCAN, and certain other defendants whose identities were under seal. The allegations in the complaint relate to alleged overpayments received from government healthcare programs. In 2009 and 2010, the relator twice amended his complaint and added additional defendants, and in November 2011, he filed his Third Amended Complaint under seal alleging violations of the federal FCA and the California False Claims Act, and added additional defendants, including HCP and certain health insurance companies (the defendant HMOs). The allegations in the complaint against HCP relate to patient diagnosis coding to determine reimbursement in the Medicare Advantage program, referred to as HCC and RAF scores. The complaint sought monetary damages and civil penalties as well as costs and expenses. The DOJ reviewed these allegations and in January 2013 declined to intervene in the case. HCP and the other defendants filed motions to dismiss the Third Amended Complaint, and the court dismissed with prejudice the claims and judgment was entered in September 2013. Upon the plaintiff’s appeal, a panel of the Ninth Circuit overturned the trial court’s ruling and vacated the dismissal of the case. The Company, with certain defendants, petitioned the Ninth Circuit for a rehearing, but in December 2016, the Ninth Circuit rejected the petition and determined the relator should be given an opportunity to amend the complaint, and remanded the case back to district court.

2015 U.S. Attorney Transportation Investigation: In February 2015, the Company announced that it received six administrative subpoenas from the OIG for medical records from six different dialysis centers in southern California operated by the Company. Specifically, each subpoena sought the medical records of a single patient of each respective dialysis center. In February 2016, the Company received four additional subpoenas for four additional dialysis centers in southern California. The subpoenas were similarly limited in scope to the subpoenas received in 2015. On February 8, 2017, the Company was served with a qui tam complaint in the U.S. District Court for the Central District of California. The Company has been advised by an attorney with the United States Attorney’s Office for the Central District of California that the qui tam is related to the investigation concerning the medical necessity of patient transportation, which was the basis for the subpoenas. The relator alleges that an ambulance company submitted false claims for patient transportation. Although the Company does not provide transportation nor does it bill for the transport of its dialysis patients, the relator alleges that two of its purported clinical staff caused the submission of a small number of those claims through improper certifications of medical necessity. The Company is investigating these allegations and intends to defend accordingly. The DOJ has declined to intervene.

2015 U.S. Office of Inspector General (OIG) Medicare Advantage Civil Investigation: In March 2015, JSA HealthCare Corporation (JSA), a subsidiary of DMG, received a subpoena from the OIG. The Company has been advised by an attorney with the Civil Division of the DOJ in Washington, D.C. that the subpoena relates to an ongoing civil investigation concerning Medicare Advantage service providers’ risk adjustment practices and data, including identification and verification of patient diagnoses and

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

factors used in making the diagnoses. The subpoena requests documents and information for the period from January 1, 2008 through December 31, 2013, for certain Medicare Advantage plans for which JSA provided services. It also requests information regarding JSA’s communications about patient diagnoses as they relate to certain Medicare Advantage plans generally, and more specifically as related to two Florida physicians with whom JSA previously contracted. The Company is producing the requested information and is cooperating with the government’s investigation.

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

2015 U.S. Department of Justice Vascular Access Investigation and Related Qui Tam Litigation: In November 2015, the Company announced that RMS Lifeline, Inc., a wholly-owned subsidiary of the Company that operates under the name Lifeline Vascular Access (Lifeline), received a Civil Investigative Demand (CID) from the DOJ. The CID relates to two vascular access centers in Florida that are part of Lifeline’s vascular access business. The CID covers the period from January 1, 2008 through the present. The Company acquired these two centers in December 2012. Based on the language of the CID, the DOJ appeared to be looking at whether angiograms performed at the two centers were medically unnecessary and therefore whether related claims filed with federal healthcare programs possibly violated the FCA. Lifeline does not perform dialysis services but instead provides vascular access management services for dialysis patients. The Company cooperated with the government and produced the requested information. The DOJ investigation was initiated pursuant to a complaint brought under the qui tam provisions of the FCA (the Complaint). The Complaint was originally filed under seal in August 2014 in the U.S. District Court, Middle District of Florida, United States ex. rel James Spafford v. DaVita HealthCare Partners, Inc., et al., Case Number 6:14-cv-1251-Orl-41DAB, naming several doctors along with the Company as defendants. In December 2015, a First Amended Complaint was filed under seal. In May 2016, the First Amended Complaint was unsealed. The First Amended Complaint alleges violations of the FCA due to the submission of claims to the government for allegedly medically unnecessary angiograms and angiography procedures at the two vascular access centers as well as employment-related claims. The Complaint covers alleged conduct dating from July 2008, prior to the Company’s acquisition of the centers, to the present. The DOJ declined to intervene. In the third quarter of 2016 the Company recorded an accrual of a non-material amount for potential damages and liabilities. In January 2017, the Company finalized and executed a settlement agreement with the relator and the government for an immaterial amount.

2016 U.S. Attorney Prescription Drug Investigation: In early February 2016, the Company announced that its pharmacy services’ wholly-owned subsidiary, DaVita Rx, received a CID from the U.S. Attorney’s Office for the Northern District of Texas. It appears the government is conducting an FCA investigation concerning allegations that DaVita Rx presented or caused to be presented false claims for payment to the government for prescription medications, as well as into the Company’s relationship with pharmaceutical manufacturers. The CID covers the period from January 1, 2006 through the present. In the spring of 2015, the Company initiated an internal compliance review of DaVita Rx during which it identified potential billing and operational issues. The Company notified the government in September 2015 that it was conducting this review of DaVita Rx and began providing regular updates of its review. As of December 31, 2016, the Company recorded estimated accruals totaling $38,330 for potential damages and liabilities associated with write-offs and discounts of patient co-payment obligations, and credits to payors for returns of prescriptions drugs, related to DaVita Rx that were identified during the course of this internal compliance review. Upon completion of its review, the Company filed a self-disclosure with the OIG in early February 2016 and has been working to address and update the practices it identified in the self-disclosure, some of which overlap with information requested by the U.S. Attorney’s Office. The Company may accrue additional reserves for refunds and related damages and potential liabilities arising out of this review. The Company does not

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

know if the U.S. Attorney’s Office, which is part of the DOJ, knew when it served the CID on the Company that it was already in the process of developing a self-disclosure to the OIG. The OIG informed the Company in February 2016 that its submission was not accepted. They indicated that the OIG is not expressing an opinion regarding the conduct disclosed or the Company’s legal positions. The Company is cooperating with the government and is producing the requested information.

Solari Post-Acquisition Matter: In 2016, HCP Nevada disclosed to the OIG for the Department of Health and Human Services (HHS) that proper procedures for clinical and eligibility determinations may not have been followed by Las Vegas Solari Hospice (Solari), which was acquired in March 2013 and sold in September 2016 by HCP Nevada. In June 2016, the Company was notified by the OIG that the disclosure submission had been accepted into the OIG’s Self Disclosure Protocol. The Company recorded an estimated accrual of $16,000 for potential damages and liabilities associated with this matter. HCP Nevada had previously made a disclosure and repayment of overpayments to National Government Services (NGS), the Medicare Administrative Contractor for HCP Nevada, for claims submitted by Solari to the federal government prior to DMG’s acquisition of Solari and claims made to the government post-acquisition for which the sellers had certain responsibilities pursuant to a management services agreement. The Company may accrue additional reserves for potential damages and liabilities related to this matter. The Company is cooperating with the government in this matter.

2017 U.S. Attorney American Kidney Fund Investigation. On January 4, 2017, the Company was served with an administrative subpoena for records by the United States Attorney’s Office, District of Massachusetts, relating to an investigation into possible federal health care offenses. The subpoena covers the period from January 1, 2007 through the present, and seeks documents relevant to charitable patient assistance organizations, particularly the American Kidney Fund, including documents related to efforts to provide patients with information concerning the availability of charitable assistance. The Company intends to cooperate with the government in this investigation.

Although the Company cannot predict whether or when proceedings might be initiated or when these matters may be resolved (other than as described above), it is not unusual for inquiries such as these to continue for a considerable period of time through the various phases of document and witness requests and on-going discussions with regulators. In addition to the inquiries and proceedings specifically identified above, the Company is frequently subject to other inquiries by state or federal government agencies and/or private civil qui tam complaints filed by relators. Negative findings or terms and conditions that the Company might agree to accept as part of a negotiated resolution of pending or future government inquiries or relator proceedings could result in, among other things, substantial financial penalties or awards against the Company, substantial payments made by the Company, harm to the Company’s reputation, required changes to the Company’s business practices, exclusion from future participation in the Medicare, Medicaid and other federal health care programs and, if criminal proceedings were initiated against the Company, possible criminal penalties, any of which could have a material adverse effect on the Company.

Shareholder Claims

Peace Officers’ Annuity and Benefit of Georgia Securities Laws Class Action Civil Suit: On February 1, 2017, the Peace Officers’ Annuity and Benefit Fund of Georgia filed a putative federal securities class action complaint in the U.S. District Court for the District of Colorado against the Company and certain executives. The complaint covers the time period of August 2015 to October 2016 and alleges, generally, that the Company and its executives violated federal securities laws concerning the Company’s financial results and revenue derived from patients who received charitable premium assistance from an industry-funded non-profit organization. The complaint further alleges that the process by which patients obtained commercial insurance and received charitable premium assistance was improper and “created a false impression of DaVita’s business and operational status and future growth prospects.” The Company disputes these allegations and intends to defend this action accordingly.

Blackburn Shareholder Derivative Civil Suit: On February 10, 2017, Charles Blackburn filed a derivative shareholder lawsuit in the U.S. District Court for the District of Delaware against the Company, as nominal defendant, the Board of Directors and certain executives. The complaint covers the time period from 2015 to present and alleges, generally, breach of fiduciary duty, unjust enrichment and misrepresentations and/or failures to disclose certain information in violation of the federal securities laws in the Company’s 2016 proxy statement in connection with an alleged practice to direct patients with government-subsidized health insurance into private health insurance plans to maximize the Company’s profits. The Company disputes these allegations and intends to defend this action accordingly.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

Other Proceedings

In addition to the foregoing, from time to time the Company is subject to other lawsuits, claims, governmental investigations and audits and legal proceedings that arise due to the nature of its business, including contractual disputes, such as with payors, suppliers and others, employee-related matters and professional and general liability claims.

From time to time, the Company initiates litigation or other legal proceedings as a plaintiff arising out of contracts or other matters. In that regard, the Company had a pending lawsuit in the U.S. Court of Federal Claims against the federal government which was originally filed in May 2011. The lawsuit related to the U.S. Department of Veterans Affairs (VA) underpayment of dialysis services the Company provided from 2005 through 2011 to veterans pursuant to VA regulations. In January 2017, the Company reached a resolution of its claims with the government for $538,000, which the Company expects to recognize in its first quarter 2017 financial statements.

*  *  *

Other than as described above, the Company cannot predict the ultimate outcomes of the various legal proceedings and regulatory matters to which the Company is or may be subject from time to time, including those described in this Note 17, or the timing of their resolution or the ultimate losses or impact of developments in those matters, which could have a material adverse effect on the Company’s revenues, earnings and cash flows. Further, any legal proceedings or regulatory matters involving the Company, whether meritorious or not, are time consuming, and often require management’s attention and result in significant legal expense, and may result in the diversion of significant operational resources, or otherwise harm the Company’s business or reputation.

18.	Noncontrolling interests subject to put provisions and other commitments

Noncontrolling interests subject to put provisions

The Company has potential obligations to purchase the equity interests held by third parties in several of its majority-owned joint ventures and other nonconsolidated entities. These obligations are in the form of put provisions and are exercisable at the third-party owners’ discretion within specified periods as outlined in each specific put provision. If these put provisions were exercised, the Company would be required to purchase the third-party owners’ equity interests at either the appraised fair market value or a predetermined multiple of earnings or cash flow attributable to the equity interests put to the Company, which is intended to approximate fair value. The methodology the Company uses to estimate the fair values of noncontrolling interests subject to put provisions assumes the higher of either a liquidation value of net assets or an average multiple of earnings, based on historical earnings, patient mix and other performance indicators that can affect future results, as well as other factors. The estimated fair values of the noncontrolling interests subject to put provisions is a critical accounting estimate that involves significant judgments and assumptions and may not be indicative of the actual values at which the noncontrolling interests may ultimately be settled, which could vary significantly from the Company’s current estimates. The estimated fair values of noncontrolling interests subject to put provisions can fluctuate and the implicit multiple of earnings at which these noncontrolling interests obligations may be settled will vary significantly depending upon market conditions including potential purchasers’ access to the capital markets, which can impact the level of competition for dialysis and non-dialysis related businesses, the economic performance of these businesses and the restricted marketability of the third-party owners’ equity interests. The amount of noncontrolling interests subject to put provisions that employ a contractually predetermined multiple of earnings rather than fair value are immaterial.

Additionally, the Company has certain other potential commitments to provide operating capital to several dialysis centers that are wholly-owned by third parties or centers in which the Company owns a noncontrolling equity interest as well as to physician-owned vascular access clinics or medical practices that the Company operates under management and administrative service agreements of approximately $1,500.

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

Other commitments

In January 2017, the Company entered into a six year Sourcing and Supply Agreement with Amgen USA Inc. (Amgen) that expires on December 31, 2022, replacing the Company’s prior agreement that was to expire in 2018. Under terms of the agreement,

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

the Company will purchase EPO in amounts necessary to meet no less than 90% of its requirements for ESAs from Amgen. The actual amount of EPO that the Company will purchase will depend upon the amount of EPO administered during dialysis as prescribed by physicians and the overall number of patients that the Company serves.

In 2010, the Company entered into an agreement with Fresenius Medical Care (FMC) which committed the Company to purchase a certain amount of dialysis equipment, parts and supplies from FMC through 2013. This agreement has been subsequently extended through December 31, 2017. During 2016, 2015 and 2014, the Company purchased $164,766, $154,566 and $154,266, respectively, of certain equipment, parts and supplies from FMC.

In 2014, the Company entered into an agreement with Baxter Healthcare (Baxter) which committed the Company to purchase a certain amount of its hemodialysis non-equipment product supplies, such as dialyzers, at fixed prices through 2018. During 2016, 2015 and 2014, the Company purchased $162,109, $112,931 and $112,645 of hemodialysis product supplies from Baxter under this agreement.

Certain DMG entities are required to maintain minimum cash balances in order to comply with regulatory requirements in conjunction with medical claim reserves. As of December 31, 2016, this minimum cash balance was approximately $60,796.

Other than operating leases disclosed in Note 15 to the consolidated financial statements, the letters of credit disclosed in Note 14 to the consolidated financial statements, and the arrangements as described above, the Company has no off balance sheet financing arrangements as of December 31, 2016.

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

Stock-based compensation to be settled in shares is recorded to the Company’s shareholders’ equity, while stock-based compensation to be settled in cash is recorded to a liability. Shares issued upon exercise of stock awards have generally been issued from treasury shares.

Long-term incentive compensation plans

The Company’s 2011 Incentive Award Plan (the 2011 Plan) is the Company’s omnibus equity compensation plan and provides for grants of stock-based awards to employees, directors and other individuals providing services to the Company, except that incentive stock options may only be awarded to employees. The 2011 Plan authorizes the Company to award stock options, stock appreciation rights, restricted stock units, restricted stock, and other stock-based or performance-based awards, and is designed to enable the Company to grant equity and cash awards that qualify as performance-based compensation under Section 162(m) of the Internal Revenue Code. The 2011 Plan mandates a maximum award term of five years and stipulates that stock appreciation rights and stock options be granted with prices not less than fair market value on the date of grant. The 2011 Plan also requires that full value share awards such as restricted stock units reduce shares available under the 2011 Plan at a ratio of 3.5:1. The Company’s nonqualified stock appreciation rights and stock units awarded under the 2011 Plan generally vest over 36 to 48 months from the date of grant. At December 31, 2016, there were 7,337,266 stock-settled stock appreciation rights, 785,553 stock-settled stock units, 33,000 cash-settled stock appreciation rights and 1,600 cash-settled stock units outstanding, and 30,543,883 shares available for future grants, under the 2011 Plan.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

A combined summary of the status of the Company’s stock-settled awards under the 2011 Plan, including base shares for stock-settled stock appreciation rights and stock-settled stock unit awards is as follows:

	Year ended December 31, 2016
	Stock appreciation rights			Stock units
		Weighted	Weighted		Weighted
		average	average		average
		exercise	remaining		remaining
	Awards	price	contractual life	Awards	contractual life
Outstanding at beginning of year	8,533,561	$59.05		765,060
Granted	1,280,034	73.40		328,457
Exercised	(2,031,593)	45.35		(280,197)
Cancelled	(444,736)	66.50		(27,767)
Outstanding at end of period	7,337,266	$64.90	2.2	785,553	1.9
Exercisable at end of period	3,026,721	$56.83	1.1	—	—
Weighted-average fair value of grants in 2016	$13.74			$70.99
Weighted-average fair value of grants in 2015	$17.97			$80.25
Weighted-average fair value of grants in 2014	$16.41			$72.24

	Awards	Weighted average	Awards	Weighted average
Range of SSAR base prices	outstanding	exercise price	exercisable	exercise price
$30.01–$40.00	16,000	39.89	16,000	39.89
$40.01–$50.00	267,621	44.44	267,621	44.44
$50.01–$60.00	3,489,398	57.53	2,420,035	56.84
$60.01–$70.00	1,306,049	67.46	232,816	65.04
$70.01–$80.00	1,581,487	74.76	50,806	70.44
$80.01–$90.00	676,711	83.60	39,443	81.51
Total	7,337,266	$64.90	3,026,721	$56.83

The Company granted 9,600 cash-settled stock-based awards during 2016. Liability-classified awards contributed $376, $(236) and $1,774 to stock-based compensation expense for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016 the Company had 34,600 liability-classified stock-based awards outstanding, 5,000 of which were vested, and a total stock-based compensation liability balance of $124.

For the years ended December 31, 2016, 2015, and 2014, the aggregate intrinsic value of stock-based awards exercised was $73,001, $116,933 and $151,342, respectively. At December 31, 2016, the aggregate intrinsic value of stock awards outstanding was $79,717 and the aggregate intrinsic value of stock awards exercisable was $23,566.

Estimated fair value of stock-based compensation awards

The Company has estimated the grant-date fair value of stock-settled stock appreciation rights awards using the Black-Scholes-Merton valuation model and stock-settled stock unit awards at intrinsic value on the date of grant, except for portions of the Company’s performance stock unit awards for which a Monte Carlo simulation was used to estimate the grant-date fair value. The following assumptions were used in estimating these values and determining the related stock-based compensation attributable to the current period:

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

A summary of the weighted average valuation inputs described above used for estimating the grant-date fair value of stock-settled stock appreciation rights awards granted in the periods indicated is as follows:

	Year ended December 31,
	2016	2015	2014
Expected term	4.2 years	4.1 years	4.2 years
Expected volatility	21.0%	24.6%	25.8%
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	1.0%	1.5%	1.5%

The Company estimates expected forfeitures based upon historical experience with separate groups of employees that have exhibited similar forfeiture behavior in the past. Stock-based compensation expense is recorded only for awards that are expected to vest.

Employee stock purchase plan

The Employee Stock Purchase Plan entitles qualifying employees to purchase up to $25 of the Company’s common stock during each calendar year. The amounts used to purchase stock are accumulated through payroll withholdings or through optional lump sum payments made in advance of the first day of the purchase right period. This compensatory plan allows employees to purchase stock for the lesser of 100% of the fair market value on the first day of the purchase right period or 85% of the fair market value on the last day of the purchase right period. Purchase right periods begin on January 1 and July 1, and end on December 31. Contributions used to purchase the Company’s common stock under this plan for the 2016, 2015 and 2014 participation periods were $23,902, $24,523 and $19,010, respectively. Shares purchased pursuant to the plan’s 2016, 2015 and 2014 participation periods were 438,002, 413,859 and 297,954, respectively. At December 31, 2016, there were 7,484,395 shares remaining available for future grants under this plan, which includes an additional 7,500,000 shares approved by stockholders on June 20, 2016.

The fair value of employees’ purchase rights was estimated as of the beginning dates of the purchase right periods using the Black-Scholes-Merton valuation model with the following weighted average assumptions for purchase right periods in 2016, 2015 and 2014, respectively: expected volatility of 22%, 26% and 27%; risk-free interest rate of 0.8%, 0.2% and 0.2%, and no dividends. Using these assumptions, the weighted average estimated fair value of these purchase rights was $16.73, $18.76 and $16.40 for 2016, 2015 and 2014, respectively.

Long-term incentive compensation expense and proceeds

For the years ended December 31, 2016, 2015 and 2014, the Company recognized $73,337, $130,682 and $118,970, respectively, in total long-term incentive program (LTIP) expense, of which $38,338, $56,664 and $56,743, respectively, was stock-based compensation expense for stock appreciation rights, stock units and discounted employee stock plan purchases, which are primarily included in general and administrative expenses. The estimated tax benefits recorded for stock-based compensation in 2016, 2015 and 2014 were $12,731, $19,689 and $20,351, respectively. As of December 31, 2016, there was $92,987 total estimated unrecognized compensation cost for outstanding LTIP awards, including $59,016 related to stock-based compensation arrangements under the Company’s equity compensation and stock purchase plans. The Company expects to recognize the performance-based cash component of these LTIP costs over a weighted average remaining period of 1.0 year and the stock-based component of these LTIP costs over a weighted average remaining period of 1.4 years.

For the years ended December 31, 2016, 2015 and 2014, the Company received $28,397, $45,749 and $59,119, respectively, in actual tax benefits upon the exercise of stock awards. Since the Company issues stock-settled stock appreciation rights rather than stock options, it does not receive cash proceeds from stock option exercises.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

Stock repurchases

During the years ended December 31, 2016 and 2015, the Company repurchased a total of 16,649,090 shares and 7,779,958 shares of its common stock for $1,072,377 and $575,380, or an average price of $64.41 and $73.96 per share, respectively, pursuant to previously announced authorizations by the Board of Directors. The Company has not repurchased any additional shares of its common stock from January 1, 2017 through February 24, 2017.

On July 13, 2016, the Company’s Board of Directors approved a share repurchase authorization in the amount of $1,240,748. This share repurchase authorization is in addition to the $259,252 remaining at that time under the Company’s Board of Directors’ prior share repurchase authorization announced in April 2015. As of December 31, 2016, there was $677,104 available under the current Board authorizations for additional share repurchases. Although these share repurchase authorizations have no expiration dates, the Company remains subject to share repurchase limitations under the terms of its senior secured credit facilities and the indentures governing its Senior Notes.

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

The Company is also subject to Section 203 of the Delaware General Corporation Law which, subject to exceptions, would prohibit the Company from engaging in any business combinations with any interested stockholder, as defined in that section, for a period of three years following the date on which that stockholder became an interested stockholder. These restrictions may discourage, delay or prevent a change in the control of the Company.

Changes in DaVita Inc.’s ownership interest in consolidated subsidiaries

The effects of changes in DaVita Inc.’s ownership interest on the Company’s equity are as follows:

	Year ended December 31,
	2016	2015	2014
Net income attributable to DaVita Inc.	$879,874	$269,732	$723,114
Increase in paid-in capital for sales of noncontrolling interest	—	—	355
Decrease in paid-in capital for the purchase of noncontrolling interests	(13,105)	(55,826)	(5,357)
Net transfer to noncontrolling interests	(13,105)	(55,826)	(5,002)
Change from net income attributable to DaVita Inc. and transfers to noncontrolling interests	$866,769	$213,906	$718,112

The Company acquired additional ownership interests in several existing majority-owned joint ventures for $21,512 in 2016 and $66,382 in 2015 in cash, and $17,876 in cash and deferred purchase price of $136 in 2014.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

20.	Other comprehensive (loss) income

Charges and credits to other comprehensive (loss) income have been as follows:

	Interest rate swap and cap agreements	Investment securities	Foreign currency translation adjustments	Accumulated other comprehensive income (loss)
Balance at December 31, 2013	$(2,344)	$3,120	$(3,421)	$(2,645)
Unrealized (losses) gains	(16,509)	425	(22,952)	(39,036)
Related income tax	6,450	(187)	—	6,263
	(10,059)	238	(22,952)	(32,773)
Reclassification from accumulated other comprehensive losses (income) into net income	17,409	(340)	—	17,069
Related income tax	(6,801)	133	—	(6,668)
	10,608	(207)	—	10,401
Balance at December 31, 2014	$(1,795)	$3,151	$(26,373)	$(25,017)
Unrealized losses	(20,085)	(1,974)	(23,889)	(45,948)
Related income tax	7,844	561	—	8,405
	(12,241)	(1,413)	(23,889)	(37,543)
Reclassification from accumulated other comprehensive losses (income) into net income	5,103	(618)	—	4,485
Related income tax	(1,992)	241	—	(1,751)
	3,111	(377)	—	2,734
Balance at December 31, 2015	$(10,925)	$1,361	$(50,262)	$(59,826)
Unrealized (losses) gains	(6,013)	1,802	(39,614)	(43,825)
Related income tax	2,343	(565)	—	1,778
	(3,670)	1,237	(39,614)	(42,047)
Reclassification from accumulated other comprehensive losses (income) into net income	4,198	(690)	10,087	13,595
Related income tax	(1,632)	267	—	(1,365)
	2,566	(423)	10,087	12,230
Balance at December 31, 2016	$(12,029)	$2,175	$(79,789)	$(89,643)

The reclassification of net swap and cap realized losses into income are recorded as debt expense in the corresponding consolidated statements of income. See Note 14 to these consolidated financial statements for further details.

The reclassification of net investment realized gains into income are recorded in other income in the corresponding consolidated statements of income. See Note 9 to these consolidated financial statements for further details.

21.	Acquisitions and divestitures

Change in ownership interests in Asia Pacific joint venture

On August 1, 2016, the Company consummated an agreement with Khazanah Nasional Berhad (Khazanah) and Mitsui and Co., Ltd (Mitsui) whereby Khazanah and Mitsui subscribed to invest a total of $300,000 over three years in exchange for a 40% total equity interest in the Company’s APAC JV. Khazanah and Mitsui each made related initial investments of $50,000 in this business on August 1, 2016.

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

The following table summarizes the assets acquired and liabilities assumed in this transaction and recognized at the acquisition date at their estimated fair values:

Current assets, net of cash acquired	$91,591
Property and equipment	108,533
Covenant not-to-compete	3,200
Amortizable intangible and other long-term assets	30,850
Goodwill	244,502
Liabilities assumed	(50,940)
Long-term deferred income taxes	(16,880)
Noncontrolling interests	(9,885)
$400,971

Amortizable intangible assets acquired in this acquisition have a weighted average estimated useful life of six years. None of the goodwill recognized in this acquisition is expected to be deductible for tax purposes.

The noncontrolling interests assumed as part of the acquisition are stated at estimated fair value based on the estimated fair value of the underlying assets and liabilities of each non-wholly-owned entity.

The operating results of TEC are included in the Company’s consolidated financial statements from March 1, 2016.

Other routine acquisitions

During 2016, the Company acquired eight dialysis centers in the U.S., 21 dialysis centers outside the U.S., and other medical businesses for a total of $170,169 in net cash, earn-outs of $1,511, and deferred purchase price and liabilities assumed of $18,373. During 2015, the Company acquired dialysis-related and other ancillary businesses consisting of six dialysis centers in the U.S., 21 dialysis centers outside the U.S., three vascular access centers, and other medical businesses for a total of $96,469 in net cash and deferred purchase price and earn-outs of $8,395. During 2014, the Company acquired dialysis-related and other ancillary businesses consisting of 18 dialysis centers in the U.S., seven dialysis centers outside the U.S. and other medical businesses for a total of $272,094 in net cash and deferred purchase price of $23,781. The assets and liabilities for all acquisitions were recorded at their

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

estimated fair values at the dates of the acquisitions and are included in the Company’s financial statements and operating results from the effective dates of the acquisitions. For several of the 2016 acquisitions, certain income tax amounts are pending final evaluation and quantification of any pre-acquisition tax contingencies. In addition, valuation of medical claims liabilities and certain other working capital items relating to several of these acquisitions are pending final quantification.

The following table summarizes the assets acquired and liabilities assumed in the above described transactions and recognized at their acquisition dates at estimated fair values, as well as the estimated fair value of the noncontrolling interests assumed in these transactions:

	Year ended December 31,
	2016	2015	2014
Current assets	$3,996	$3,843	$915
Property and equipment	9,407	12,436	5,999
Customer relationships	—	—	74,515
Non-compete agreements	5,395	8,959	16,585
Amortizable intangible and other long-term assets	986	4,345	4,193
Goodwill	203,326	97,093	221,514
Long-term deferred income taxes	597	(1,467)	—
Noncontrolling interests assumed	(30,337)	(18,905)	(25,963)
Liabilities assumed	(3,317)	(1,440)	(1,883)
Aggregate purchase cost	$190,053	$104,864	$295,875

Amortizable intangible assets acquired during 2016, 2015 and 2014 had weighted-average estimated useful lives of seven, eight and ten years, respectively. The majority of the intangible assets acquired relate to non-compete agreements and customer relationships. The weighted-average amortization period for customer relationships was ten years for 2014. The weighted-average amortization period for non-compete agreements was seven years for 2016, and eight years for both 2015 and 2014. The total amount of goodwill deductible for tax purposes associated with these acquisitions for 2016, 2015, and 2014 was approximately $173,718, $73,733 and $175,247, respectively.

Other pending transactions

On August 9, 2016, the Company entered into an amendment to its agreement to acquire Colorado-based Renal Ventures Limited, LLC (Renal Ventures). As a result of the amended agreement, the Company will acquire a 100 percent interest in all 38 outpatient dialysis centers owned by Renal Ventures, including one new center under construction, and a fifty-one percent interest in one vascular access clinic. The purchase price will be approximately $360,000 in cash, subject to, among other things, adjustments for certain items such as working capital. The transaction is subject to approval by the Federal Trade Commission (FTC), including Hart-Scott-Rodino antitrust clearance. The Company anticipates that it will be required by the FTC to divest some outpatient dialysis centers as a condition of the transaction. The Company expects the transaction to close in mid 2017.

Pro forma financial information (unaudited)

The following summary, prepared on a pro forma basis, combines the results of operations as if all acquisitions in 2016 and 2015 had been consummated as of the beginning of 2015, including the impact of certain adjustments such as amortization of intangibles, interest expense on acquisition financing and income tax effects.

	Year ended December 31,
	2016	2015
	(unaudited)
Pro forma net revenues	$14,875,592	$14,342,138
Pro forma net income attributable to DaVita Inc.	884,284	280,124
Pro forma basic net income per share attributable to DaVita Inc.	4.39	1.32
Pro forma diluted net income per share attributable to DaVita Inc.	4.32	1.30

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

Contingent earn-out obligations

The Company has several contingent earn-out obligations associated with acquisitions that could result in the Company paying the former shareholders of acquired companies a total of up to approximately $19,557 if certain EBITDA, operating income performance targets or quality margins are met over the next one to eight years.

Contingent earn-out obligations are remeasured to fair value at each reporting date until the contingencies are resolved with changes in the liability due to the remeasurement recorded in earnings. See Note 24 to these consolidated financial statements for further details. As of December 31, 2016, the Company has estimated the fair value of these contingent earn-out obligations to be $9,977, of which a total of $7,217 is included in other liabilities and the remaining $2,760 is included in other long-term liabilities in the Company’s consolidated balance sheet.

The following is a reconciliation of changes in the contingent earn-out obligations for the year ended December 31, 2016:

Beginning balance January 1, 2016	$34,135
Contingent earn-out obligations associated with acquisitions	1,511
Remeasurement of fair value	(4,132)
Payments of contingent earn-out obligations	(21,537)
$9,977

22.	Variable interest entities

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

The analyses upon which these consolidation determinations rest are complex, involve uncertainties, and require significant judgment on various matters, some of which could be subject to different interpretations. At December 31, 2016, these consolidated financial statements include total assets of VIEs of $747,574 and total liabilities and noncontrolling interests of VIEs to third parties of $425,034.

The Company also sponsors certain deferred compensation plans whose trusts qualify as VIEs and the Company consolidates each of these plans as their primary beneficiary. The assets of these plans are recorded in short-term or long-term investments with related liabilities recorded in accrued compensation and benefits and other long-term liabilities. See Note 16 to these consolidated financial statements for disclosures on the assets of these consolidated non-qualified deferred compensation plans.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

23.	Concentrations

Approximately 64%, 66% and 67% of total U.S. dialysis services revenues in 2016, 2015 and 2014, respectively, are from government-based programs, principally Medicare and Medicaid. Related net accounts receivable and other receivables from Medicare, including Medicare-assigned plans, and Medicaid, including Medicaid-assigned plans, were approximately $831,445 and $830,060, as of December 31, 2016 and 2015, respectively.

Approximately 72%, 70% and 71% of DMG’s revenues in 2016, 2015 and 2014, respectively, are from government-based programs, principally Medicare and Medicaid. Approximately 63%, 61% and 64% for 2016, 2015 and 2014, respectively, of DMG’s capitated medical revenues are associated with three health plans. In addition, approximately $289,798 and $231,278 at December 31, 2016 and 2015, respectively, of DMG’s capitated accounts receivables are associated with three health plans.

One commercial payor, Humana, accounted for approximately 11% of total consolidated net revenues.

There is no single commercial payor that accounted for more than 10% of total consolidated accounts receivable at December 31, 2016 and 2015.

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

The following tables summarize the Company’s assets, liabilities and temporary equity measured at fair value on a recurring basis as of December 31, 2016 and 2015:

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2016
Assets
Available for sale securities	$47,404	$47,404	$—	$—
Cash surrender value of life insurance policies	$59,646	$—	$59,646	$—
Interest rate cap agreements	$9,929	$—	$9,929	$—
Funds on deposit with third parties	$75,877	$75,877	$—	$—
Liabilities
Contingent earn-out obligations	$9,977	$—	$—	$9,977
Temporary equity
Noncontrolling interests subject to put provisions	$973,258	$—	$—	$973,258
December 31, 2015
Assets
Available for sale securities	$33,482	$33,482	$—	$—
Cash surrender value of life insurance policies	$56,840	$—	$56,840	$—
Interest rate cap agreements	$15,127	$—	$15,127	$—
Interest rate swap agreements	$516	$—	$516	$—
Funds on deposit with third parties	$82,679	$82,679	$—	$—
Liabilities
Contingent earn-out obligations	$34,135	$—	$—	$34,135
Temporary equity
Noncontrolling interests subject to put provisions	$864,066	$—	$—	$864,066

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

Available for sale securities represent investments in various open-ended registered investment companies, or mutual funds, and are recorded at fair value estimated based upon quoted prices reported by each mutual fund. See Note 9 to these consolidated financial statements for further discussion.

Investments in life insurance policies are carried at their cash surrender value which approximates their fair value. See Note 16 to these consolidated financial statements for further discussion.

The interest rate swap and cap agreements are recorded at fair value based upon valuation models utilizing the income approach and commonly accepted valuation techniques that use inputs from closing prices for similar assets and liabilities in active markets as well as other relevant observable market inputs at quoted intervals such as current interest rates, forward yield curves, implied volatility and credit default swap pricing. The Company does not believe the ultimate amount that could be realized upon settlement of these interest rate swap and cap agreements would be materially different from the fair values currently reported. See Note 14 to these consolidated financial statements for further discussion.

The funds on deposit with third parties represent funds held with various third parties as required by regulation or contract and invested by those parties in various investments, which are measured at estimated fair value based primarily on quoted market prices.

The estimated fair value measurements of contingent earn-out obligations are primarily based on unobservable inputs including projected EBITDA, estimated probabilities of achieving gross margin of certain medical procedures and the estimated probability of earn-out payments being made using an option pricing technique and a simulation model for expected EBITDA and operating income. In addition, a probability adjusted model was used to estimate the fair values of the quality measures involved. The estimated fair value of these contingent earn-out obligations will be remeasured as of each reporting date and could fluctuate based upon any significant changes in key assumptions, such as changes in the Company credit risk adjusted rate that is used to discount obligations to present value.

See Note 18 to these consolidated financial statements for a discussion of the Company’s methodology for estimating the fair value of noncontrolling interests subject to put obligations.

Other financial instruments consist primarily of cash, accounts receivable, accounts payable, other accrued liabilities and debt. The balances of the non-debt financial instruments are presented in the consolidated financial statements at December 31, 2016 and 2015 at their approximate fair values due to the short-term nature of their settlements. The carrying balance of the Company’s senior secured credit facilities totaled $4,217,348 as of December 31, 2016, and the fair value was approximately $4,336,969 based upon quoted market prices. The fair value of the Company’s Senior Notes was approximately $4,530,875 at December 31, 2016 based upon quoted market prices, as compared to the carrying amount of $4,500,000.

25.	Segment reporting

The Company operates two major divisions, DaVita Kidney Care (Kidney Care) and DaVita Medical Group (DMG). The Kidney Care division is comprised of the Company’s U.S. dialysis and related lab services business, various ancillary services and strategic initiatives, including its international operations, and the Company’s corporate administrative support. The Company’s U.S. dialysis and related lab services business is its largest line of business, and is a leading provider of kidney dialysis services in the U.S. for patients suffering from chronic kidney failure, also known as ESRD. The Company’s DMG division is a patient- and physician-focused integrated healthcare delivery and management company with over two decades of providing coordinated outcomes-based medical care in a cost-effective manner.

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

The Company’s separate operating segments include its U.S. dialysis and related lab services business, its DMG operations in each region, each of its ancillary services and strategic initiatives, and its consolidated international kidney care and other health operations in the European and Middle Eastern, Latin American, and Asian Pacific markets, and under the Saudi Ministry of Health charter. The U.S. dialysis and related lab services business and the DMG business each qualify as separately reportable segments, and

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

all other ancillary services and strategic initiatives operating segments, including the international operating segments, have been combined and disclosed in the other segments category.

The Company’s operating segment financial information included in this report is prepared on the internal management reporting basis that the chief operating decision maker uses to allocate resources and assess the financial performance of the operating segments. For internal management reporting, segment operations include direct segment operating expenses but exclude corporate administrative support costs, which consist primarily of indirect labor, benefits and long-term incentive-based compensation of certain departments which provide support to all of the Company’s various operating lines of business. These corporate administrative support costs are reduced by internal management fees received from the Company’s ancillary lines of business and were increased by the reduction of a tax asset associated with the DMG acquisition escrow provisions.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

The following is a summary of segment revenues, segment operating margin (loss), and a reconciliation of segment operating margin to consolidated income from continuing operations before income taxes:

	Year ended December 31,
	2016	2015	2014
Segment revenues:
U.S. dialysis and related lab services
Patient service revenues:
External sources	$9,482,648	$8,980,515	$8,513,089
Intersegment revenues	68,774	53,476	37,112
Total dialysis and related lab services revenues	9,551,422	9,033,991	8,550,201
Less: Provision for uncollectible accounts	(429,882)	(406,530)	(353,028)
Net dialysis and related lab services patient service revenues	9,121,540	8,627,461	8,197,173
Other revenues(1)	16,649	13,971	13,498
Total net dialysis and related lab services revenues	9,138,189	8,641,432	8,210,671
DMG
DMG revenues:
Capitated revenues	$3,430,576	$3,436,705	$3,190,903
Net patient service revenues	621,583	317,950	219,306
Other revenues(2)	61,040	82,470	91,374
Intersegment capitated and other revenues	215	136	716
Total revenues	$4,113,414	$3,837,261	$3,502,299
Other - Ancillary services and strategic initiatives
Net patient service revenues	$228,459	$160,484	$122,087
Capitated revenues	88,103	72,390	70,385
Other external sources	1,245,929	1,123,882	927,492
Intersegment revenues	58,881	25,674	19,535
Total ancillary services and strategic initiatives revenues	1,621,372	1,382,430	1,139,499
Total net segment revenues	14,872,975	13,861,123	12,852,469
Elimination of intersegment revenues	(127,870)	(79,286)	(57,363)
Consolidated net revenues	$14,745,105	$13,781,837	$12,795,106
Segment operating margin (loss):
U.S. dialysis and related lab services	$1,777,014	$1,259,632	$1,637,626
DMG	(104,233)	33,929	214,983
Other—Ancillary services and strategic initiatives	266,323	(103,901)	(24,456)
Total segment margin	1,939,104	1,189,660	1,828,153
Reconciliation of segment operating margin to consolidated income from continuing operations before income taxes:
Corporate administrative support(3)	(44,561)	(18,965)	(13,012)
Consolidated operating income	1,894,543	1,170,695	1,815,141
Debt expense	(414,382)	(408,380)	(410,294)
Debt refinancing and redemption charges	—	(48,072)	(97,548)
Other income	8,734	8,893	2,374
Consolidated income from continuing operations before income taxes	$1,488,895	$723,136	$1,309,673

(1)	Includes management fees for providing management and administrative services to dialysis centers in which the Company owns a noncontrolling interest or which are wholly-owned by third parties.
(2)

Includes medical consulting service fees and management fees for providing management and administrative services to unconsolidated joint ventures, as well as revenue related to the maintenance of existing physician networks.

(3)	Corporate administrative support costs in 2016 also include $30,934 of an adjustment to reduce a tax asset associated with the DMG acquisition escrow provisions.

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

Depreciation and amortization expense by segment is as follows:

	December 31,
	2016	2015	2014

U.S. dialysis and related lab services	$482,768	$438,238	$402,767
DMG	210,755	174,118	169,485
Other - Ancillary services and strategic initiatives	26,729	25,668	18,683
	$720,252	$638,024	$590,935

Summary of assets by segment is as follows:

	December 31,
	2016	2015
Segment assets
U.S. dialysis and related lab services (including equity investments of $66,924 and $29,801, respectively)	$11,438,100	$11,591,507
DMG (including equity investments of $10,350 and $22,714, respectively)	6,213,091	6,150,666
Other - Ancillary services and strategic initiatives(1) (including equity investments of $425,115 and $20,853, respectively)	1,090,066	772,702
Consolidated assets	$18,741,257	$18,514,875

(1)	Includes approximately $96,396 and $ 69,519 in 2016 and 2015, respectively, of net property and equipment related to the Company’s international operations.

Expenditures for property and equipment by segment is as follows:

	December 31,
	2016	2015	2014

U.S. dialysis and related lab services	$675,994	$584,513	$560,610
DMG	84,399	66,800	27,885
Other - Ancillary services and strategic initiatives	68,702	56,685	52,835
	$829,095	$707,998	$641,330

26.	Supplemental cash flow information

The table below provides supplemental cash flow information:

	Year ended December 31,
	2016	2015	2014
Cash paid:
Income taxes	$339,411	$156,075	$238,615
Interest	406,987	405,120	351,967
Non-cash investing and financing activities:
Fixed assets under capital lease obligations	28,127	74,035	72,389

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

27.	Selected quarterly financial data (unaudited)

	2016				2015
	December 31	September 30	June 30	March 31	December 31	September 30	June 30	March 31
Net revenues	$3,715,742	$3,730,576	$3,717,651	$3,581,136	$3,533,589	$3,525,665	$3,434,618	$3,287,965
Operating income (loss)	$381,428	$819,156	$329,070	$364,889	$244,935	$509,368	$480,548	$(64,156)
Income (loss) before income taxes	$278,072	$716,451	$229,391	$264,981	$146,307	$408,371	$330,539	$(162,081)
Net income (loss) attributable to DaVita Inc.	$157,726	$571,332	$53,382	$97,434	$(6,000)	$215,872	$170,477	$(110,617)
Basic net income (loss) per share attributable to DaVita Inc.	$0.81	$2.80	$0.26	$0.48	$(0.03)	$1.02	$0.80	$(0.52)
Diluted net income (loss) per share attributable to DaVita Inc.	$0.80	$2.76	$0.26	$0.47	$(0.03)	$1.00	$0.78	$(0.52)

28.	Consolidating financial statements

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

Consolidating Statements of Income

	DaVita Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
For the twelve months ended December 31, 2016
Patient services revenues	$—	$6,766,138	$3,761,590	$(173,567)	$10,354,161
Less: Provision for uncollectible accounts	—	(278,761)	(172,592)	—	(451,353)
Net patient service revenues	—	6,487,377	3,588,998	(173,567)	9,902,808
Capitated revenues	—	1,795,673	1,723,279	(273)	3,518,679
Other revenues	767,791	2,089,749	125,203	(1,659,125)	1,323,618
Total net revenues	767,791	10,372,799	5,437,480	(1,832,965)	14,745,105
Operating expenses and charges	524,108	9,735,334	4,424,085	(1,832,965)	12,850,562
Operating income	243,683	637,465	1,013,395	—	1,894,543
Debt expense	(407,925)	(358,535)	(50,710)	402,788	(414,382)
Other income, net	396,797	6,196	8,529	(402,788)	8,734
Income tax expense	79,301	210,338	166,174	—	455,813
Equity earnings in subsidiaries	726,620	651,832	—	(1,378,452)	—
Net income	879,874	726,620	805,040	(1,378,452)	1,033,082
Less: Net income attributable to noncontrolling interests	—	—	—	(153,208)	(153,208)
Net income attributable to DaVita Inc.	$879,874	$726,620	$805,040	$(1,531,660)	$879,874

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

Consolidating Statements of Income

	DaVita Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
For twelve months ended December 31, 2015
Patient services revenues	$—	$6,578,185	$3,047,048	$(144,954)	$9,480,279
Less: Provision for uncollectible accounts	—	(285,454)	(142,406)	—	(427,860)
Net patient service revenues	—	6,292,731	2,904,642	(144,954)	9,052,419
Capitated revenues	—	1,776,311	1,733,027	(243)	3,509,095
Other revenues	727,887	1,875,133	32,137	(1,414,834)	1,220,323
Total net revenues	727,887	9,944,175	4,669,806	(1,560,031)	13,781,837
Operating expenses and charges	488,595	9,565,667	4,116,911	(1,560,031)	12,611,142
Operating income	239,292	378,508	552,895	—	1,170,695
Debt (expense) and refinancing charges	(449,598)	(340,176)	(42,500)	375,822	(456,452)
Other income, net	365,752	11,562	7,401	(375,822)	8,893
Income tax expense	81,221	173,063	41,442	—	295,726
Equity earnings in subsidiaries	195,507	318,676	—	(514,183)	—
Net income	269,732	195,507	476,354	(514,183)	427,410
Less: Net income attributable to noncontrolling interests	—	—	—	(157,678)	(157,678)
Net income attributable to DaVita Inc.	$269,732	$195,507	$476,354	$(671,861)	$269,732
For the year ended December 31, 2014
Patient services revenues	$—	$6,246,683	$2,739,204	$(117,549)	$8,868,338
Less: Provision for uncollectible accounts	—	(238,600)	(128,284)	—	(366,884)
Net patient service revenues	—	6,008,083	2,610,920	(117,549)	8,501,454
Capitated revenues	—	1,681,668	1,579,804	(184)	3,261,288
Other revenues	684,066	1,639,828	24,155	(1,315,685)	1,032,364
Total net revenues	684,066	9,329,579	4,214,879	(1,433,418)	12,795,106
Operating expenses and charges	443,951	8,269,025	3,700,407	(1,433,418)	10,979,965
Operating income	240,115	1,060,554	514,472	—	1,815,141
Debt (expense) and refinancing charges	(502,762)	(363,623)	(43,449)	401,992	(507,842)
Other income, net	385,532	11,731	7,103	(401,992)	2,374
Income tax expense	46,856	397,268	2,219	—	446,343
Equity earnings in subsidiaries	647,085	335,691	—	(982,776)	—
Net income	723,114	647,085	475,907	(982,776)	863,330
Less: Net income attributable to noncontrolling interests	—	—	—	(140,216)	(140,216)
Net income attributable to DaVita Inc.	$723,114	$647,085	$475,907	$(1,122,992)	$723,114

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

Consolidating Statements of Comprehensive Income

	DaVita Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
For the year ended December 31, 2016
Net income	$879,874	$726,620	$805,040	$(1,378,452)	$1,033,082
Other comprehensive loss	(290)	—	(29,337)	—	(29,627)
Total comprehensive income	879,584	726,620	775,703	(1,378,452)	1,003,455
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	(153,398)	(153,398)
Comprehensive income attributable to DaVita Inc.	$879,584	$726,620	$775,703	$(1,531,850)	$850,057
For the year ended December 31, 2015
Net income	$269,732	$195,507	$476,354	$(514,183)	$427,410
Other comprehensive loss	(10,920)	—	(23,889)	—	(34,809)
Total comprehensive income	258,812	195,507	452,465	(514,183)	392,601
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	(157,678)	(157,678)
Comprehensive income attributable to DaVita Inc.	$258,812	$195,507	$452,465	$(671,861)	$234,923
For the year ended December 31, 2014
Net income	$723,114	$647,085	$475,907	$(982,776)	$863,330
Other comprehensive income (losses)	580	—	(22,952)	—	(22,372)
Total comprehensive income	723,694	647,085	452,955	(982,776)	840,958
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	(140,216)	(140,216)
Comprehensive income attributable to DaVita Inc.	$723,694	$647,085	$452,955	$(1,122,992)	$700,742

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

Consolidating Balance Sheets

	DaVita Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
As of December 31, 2016
Cash and cash equivalents	$549,921	$59,192	$304,074	$—	$913,187
Accounts receivable, net	—	1,215,232	702,070	—	1,917,302
Other current assets	277,911	736,727	135,101	—	1,149,739
Total current assets	827,832	2,011,151	1,141,245	—	3,980,228
Property and equipment, net	337,200	1,689,798	1,148,369	—	3,175,367
Intangible assets, net	487	1,491,057	36,223	—	1,527,767
Investments in subsidiaries	9,717,728	2,002,660	—	(11,720,388)	—
Intercompany receivables	3,250,692	—	866,955	(4,117,647)	—
Other long-term assets and investments	39,994	86,710	523,874	—	650,578
Goodwill	—	7,838,984	1,568,333	—	9,407,317
Total assets	$14,173,933	$15,120,360	$5,284,999	$(15,838,035)	$18,741,257
Current liabilities	$303,840	$1,865,193	$527,412	$—	$2,696,445
Intercompany payables	—	2,322,124	1,795,523	(4,117,647)	—
Long-term debt and other long-term liabilities	8,614,445	1,215,315	392,053	—	10,221,813
Noncontrolling interests subject to put provisions	607,601	—	—	365,657	973,258
Total DaVita Inc. shareholders' equity	4,648,047	9,717,728	2,002,660	(11,720,388)	4,648,047
Noncontrolling interests not subject to put provisions	—	—	567,351	(365,657)	201,694
Total equity	4,648,047	9,717,728	2,570,011	(12,086,045)	4,849,741
Total liabilities and equity	$14,173,933	$15,120,360	$5,284,999	$(15,838,035)	$18,741,257
As of December 31, 2015
Cash and cash equivalents	$1,186,636	$109,357	$203,123	$—	$1,499,116
Accounts receivable, net	—	929,390	794,838	—	1,724,228
Other current assets	431,504	769,947	78,485	—	1,279,936
Total current assets	1,618,140	1,808,694	1,076,446	—	4,503,280
Property and equipment, net	268,066	1,575,890	944,784	—	2,788,740
Intangible assets, net	540	1,634,920	51,866	—	1,687,326
Investments in subsidiaries	8,893,079	1,597,185	—	(10,490,264)	—
Intercompany receivables	3,474,133	—	701,814	(4,175,947)	—
Other long-term assets and investments	74,458	53,346	113,246	—	241,050
Goodwill	—	7,834,257	1,460,222	—	9,294,479
Total assets	$14,328,416	$14,504,292	$4,348,378	$(14,666,211)	$18,514,875
Current liabilities	$185,217	$1,730,123	$483,798	$—	$2,399,138
Intercompany payables	—	2,750,102	1,425,845	(4,175,947)	—
Long-term debt and other long-term liabilities	8,730,673	1,130,988	305,838	—	10,167,499
Noncontrolling interests subject to put provisions	541,746	—	—	322,320	864,066
Total DaVita Inc. shareholders' equity	4,870,780	8,893,079	1,597,185	(10,490,264)	4,870,780
Noncontrolling interests not subject to put provisions	—	—	535,712	(322,320)	213,392
Total equity	4,870,780	8,893,079	2,132,897	(10,812,584)	5,084,172
Total liabilities and equity	$14,328,416	$14,504,292	$4,348,378	$(14,666,211)	$18,514,875

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

Consolidating Statements of Cash Flows

	DaVita Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
For the year ended December 31, 2016
Cash flows from operating activities:
Net income	$879,874	$726,620	$805,040	$(1,378,452)	$1,033,082
Changes in operating assets and liabilities and non-cash items included in net income	(614,642)	335,166	(168,614)	1,378,452	930,362
Net cash provided by operating activities	265,232	1,061,786	636,426	—	1,963,444
Cash flows from investing activities:
Additions of property and equipment, net	(139,303)	(382,305)	(307,487)	—	(829,095)
Acquisitions	—	(472,413)	(91,443)	—	(563,856)
Proceeds from asset sales, net of cash divested	—	70,342	(5,617)	—	64,725
Investments and other items	153,031	(29,038)	2,565	—	126,558
Net cash provided by (used in) investing activities	13,728	(813,414)	(401,982)	—	(1,201,668)
Cash flows from financing activities:
Long-term debt and related financing costs, net	(92,460)	(27,830)	(4,152)	—	(124,442)
Intercompany borrowing	237,988	(249,182)	11,194	—	—
Other items	(1,061,203)	(21,525)	(144,811)	—	(1,227,539)
Net cash used in financing activities	(915,675)	(298,537)	(137,769)	—	(1,351,981)
Effect of exchange rate changes on cash	—	—	4,276	—	4,276
Net (decrease) increase in cash and cash equivalents	(636,715)	(50,165)	100,951	—	(585,929)
Cash and cash equivalents at beginning of the year	1,186,636	109,357	203,123	—	1,499,116
Cash and cash equivalents at the end of the year	$549,921	$59,192	$304,074	$—	$913,187
For the year ended December 31, 2015
Cash flows from operating activities:
Net income	$269,732	$195,507	$476,354	$(514,183)	$427,410
Changes in operating assets and liabilities and non-cash items included in net income	(146,531)	688,106	74,032	514,183	1,129,790
Net cash provided by operating activities	123,201	883,613	550,386	—	1,557,200
Cash flows from investing activities:
Additions of property and equipment, net	(115,269)	(319,695)	(273,034)	—	(707,998)
Acquisitions	—	(76,983)	(19,486)	—	(96,469)
Proceeds from asset sales	—	19,715	—	—	19,715
Investments and other items	(74,474)	(2,144)	(20,414)	—	(97,032)
Net cash used in investing activities	(189,743)	(379,107)	(312,934)	—	(881,784)
Cash flows from financing activities:
Long-term debt and related financing costs, net	640,009	(11,953)	(8,358)	—	619,698
Intercompany borrowing	486,588	(394,735)	(91,853)	—	—
Other items	(572,295)	(66,382)	(119,991)	—	(758,668)
Net cash provided by (used in) financing activities	554,302	(473,070)	(220,202)	—	(138,970)
Effect of exchange rate changes on cash	—	—	(2,571)	—	(2,571)
Net increase in cash and cash equivalents	487,760	31,436	14,679	—	533,875
Cash and cash equivalents at beginning of the year	698,876	77,921	188,444	—	965,241
Cash and cash equivalents at the end of the year	$1,186,636	$109,357	$203,123	$—	$1,499,116

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

Consolidating Statements of Cash Flows

	DaVita Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
For the year ended December 31, 2014
Cash flows from operating activities:
Net income	$723,114	$647,085	$475,907	$(982,776)	$863,330
Changes in operating assets and liabilities and non-cash items included in net income	(597,992)	120,772	90,521	982,776	596,077
Net cash provided by operating activities	125,122	767,857	566,428	—	1,459,407
Cash flows from investing activities:
Additions of property and equipment, net	(51,374)	(312,191)	(277,765)	—	(641,330)
Acquisitions	—	(228,569)	(43,525)	—	(272,094)
Proceeds from asset sales	—	8,791	—	—	8,791
Investments and other items	(333,803)	(316)	(38,977)	—	(373,096)
Net cash used in investing activities	(385,177)	(532,285)	(360,267)	—	(1,277,729)
Cash flows from financing activities:
Long-term debt and related financing costs, net	4,513	(12,545)	43	—	(7,989)
Intercompany borrowing	410,437	(282,461)	(127,976)	—	—
Other items	(58,207)	(14,099)	(84,684)	—	(156,990)
Net cash provided by (used in) financing activities	356,743	(309,105)	(212,617)	—	(164,979)
Effect of exchange rate changes on cash	—	—	2,293	—	2,293
Net increase (decrease) in cash and cash equivalents	96,688	(73,533)	(4,163)	—	18,992
Cash and cash equivalents at beginning of the year	602,188	151,454	192,607	—	946,249
Cash and cash equivalents at the end of the year	$698,876	$77,921	$188,444	$—	$965,241

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

29.	Supplemental data (unaudited)

The following information is presented as supplemental data as required by the indentures governing the Company’s Senior Notes.

Condensed Consolidating Statements of Income

	Consolidated Total	Physician Groups	Unrestricted Subsidiaries	Company and Restricted Subsidiaries(1)
For the year ended December 31, 2016
Patient services revenues	$10,354,161	$449,473	$—	$9,904,688
Less: Provision for uncollectible accounts	(451,353)	(12,696)	—	(438,657)
Net patient service revenues	9,902,808	436,777	—	9,466,031
Capitated revenues	3,518,679	1,617,794	—	1,900,885
Other revenues	1,323,618	32,938	—	1,290,680
Total net revenues	14,745,105	2,087,509	—	12,657,596
Operating expenses and charges	12,850,562	2,035,001	110	10,815,451
Operating income	1,894,543	52,508	(110)	1,842,145
Debt expense	(414,382)	(10,140)	—	(404,242)
Other income, net	8,734	576	—	8,158
Income tax expense	455,813	10,643	(44)	445,214
Net income	1,033,082	32,301	(66)	1,000,847
Less: Net income attributable to noncontrolling interests	(153,208)	—	—	(153,208)
Net income attributable to DaVita Inc.	$879,874	$32,301	$(66)	$847,639

Condensed Consolidating Statements of Comprehensive Income

	Consolidated Total	Physician Groups	Unrestricted Subsidiaries	Company and Restricted Subsidiaries(1)
For the year ended December 31, 2016
Net income (losses)	$1,033,082	$32,301	$(66)	$1,000,847
Other comprehensive losses	(29,627)	—	—	(29,627)
Total comprehensive income (losses)	1,003,455	32,301	(66)	971,220
Less: Comprehensive income attributable to noncontrolling interest	(153,398)	—	—	(153,398)
Comprehensive income (losses) attributable to DaVita Inc.	$850,057	$32,301	$(66)	$817,822

(1)	After the elimination of the unrestricted subsidiaries and the physician groups

DAVITA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(dollars in thousands, except per share data)

Condensed Consolidating Balance Sheets

	Consolidated Total	Physician Groups	Unrestricted Subsidiaries	Company and Restricted Subsidiaries(1)
As of December 31, 2016
Cash and cash equivalents	$913,187	$104,691	$—	$808,496
Accounts receivable, net	1,917,302	207,430	—	1,709,872
Other current assets	1,149,739	15,124	—	1,134,615
Total current assets	3,980,228	327,245	—	3,652,983
Property and equipment, net	3,175,367	1,378	—	3,173,989
Amortizable intangibles, net	1,527,767	4,858	—	1,522,909
Other long-term assets	650,578	78,215	2,714	569,649
Goodwill	9,407,317	16,405	—	9,390,912
Total assets	$18,741,257	$428,101	$2,714	$18,310,442
Current liabilities	$2,696,445	$223,302	$—	$2,473,143
Payables to parent	—	56,699	2,714	(59,413)
Long-term debt and other long-term liabilities	10,221,813	44,094	—	10,177,719
Noncontrolling interests subject to put provisions	973,258	—	—	973,258
Total DaVita Inc. shareholders' equity	4,648,047	104,006	—	4,544,041
Noncontrolling interests not subject to put provisions	201,694	—	—	201,694
Shareholders' equity	4,849,741	104,006	—	4,745,735
Total liabilities and shareholder's equity	$18,741,257	$428,101	$2,714	$18,310,442

Condensed Consolidating Statements of Cash Flows

	Consolidated Total	Physician Groups	Unrestricted Subsidiaries	Company and Restricted Subsidiaries(1)
For the year ended December 31, 2016
Cash flows from operating activities:
Net income	$1,033,082	$32,301	$(66)	$1,000,847
Changes in operating and intercompany assets and liabilities and non-cash items included in net income	930,362	131,863	66	798,433
Net cash provided by operating activities	1,963,444	164,164	—	1,799,280
Cash flows from investing activities:
Additions of property and equipment	(829,095)	(863)	—	(828,232)
Acquisitions and divestitures, net	(563,856)	—	—	(563,856)
Proceeds from asset sales	64,725	—	—	64,725
Investments and other items	126,558	(3,014)	—	129,572
Net cash used in investing activities	(1,201,668)	(3,877)	—	(1,197,791)
Cash flows from financing activities:
Long-term debt and related financing costs, net	(124,442)	(4)	—	(124,438)
Intercompany	—	(143,837)	—	143,837
Other items	(1,227,539)	—	—	(1,227,539)
Net cash used in financing activities	(1,351,981)	(143,841)	—	(1,208,140)
Effect of exchange rate changes on cash	4,276	—	—	4,276
Net increase (decrease) in cash	(585,929)	16,446	—	(602,375)
Cash at beginning of the year	1,499,116	88,245	—	1,410,871
Cash at the end of the year	$913,187	$104,691	$—	$808,496

(1)	After the elimination of the unrestricted subsidiaries and the physician groups

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Annual Report on Form 10-K to be signed on our behalf by the undersigned, thereunto duly authorized, in the City of Denver, State of Colorado, on February 24, 2017.

DAVITA INC.

By:	/S/ KENT J. THIRY
Kent J. Thiry Chairman and Chief Executive Officer

KNOW ALL MEN BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Kent J. Thiry, James K. Hilger, and Kathleen Waters, and each of them his or her true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ KENT J. THIRY	Chairman and Chief Executive Officer	February 24, 2017
Kent J. Thiry	(Principal Executive Officer)

/S/ JAMES K. HILGER	Interim Chief Financial Officer and	February 24, 2017
James K. Hilger	Chief Accounting Officer
(Principal Accounting Officer)

/S/ PAMELA M. ARWAY	Director	February 24, 2017
Pamela M. Arway

/S/ CHARLES G. BERG	Director	February 24, 2017
Charles G. Berg

/S/ CAROL A. DAVIDSON	Director	February 24, 2017
Carol A. Davidson

/S/ BARBARA J. DESOER	Director	February 24, 2017
Barbara J. Desoer

/S/ PASCAL DESROCHES	Director	February 24, 2017
Pascal. Desroches

/S/ PAUL J. DIAZ	Director	February 24, 2017
Paul J. Diaz

/S/ PETER T. GRAUER	Director	February 24, 2017
Peter T. Grauer

/S/ JOHN M. NEHRA	Director	February 24, 2017
John M. Nehra

/S/ WILLIAM L. ROPER	Director	February 24, 2017
William L. Roper

Signature	Title	Date

/S/ ROGER J. VALINE	Director	February 24, 2017
Roger J. Valine

/S/ PHYLLIS R. YALE	Director	February 24, 2017
Phyllis R. Yale

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

DaVita Inc.:

Under date of February 24, 2017, we reported on the consolidated balance sheets of DaVita Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2016, which are included in the Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related Schedule II – Valuation and Qualifying Accounts included in the Annual Report on Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Seattle, Washington

February 24, 2017

DAVITA INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Balance at		Amounts		Balance
	beginning		charged	Amounts	at end of
Description	of year	Acquisitions	to income	written off	year
	(in thousands)
Allowance for uncollectible accounts:
Year ended December 31, 2014	$237,143	$—	$381,337	$375,806	$242,674
Year ended December 31, 2015	$242,674	$—	$437,100	$415,630	$264,144
Year ended December 31, 2016	$264,144	$—	$463,030	$475,118	$252,056

EXHIBIT INDEX

2.1	Agreement and Plan of Merger, dated as of May 20, 2012, by and among DaVita Inc., Seismic Acquisition LLC, HealthCare Partners Holdings, LLC, and the Member Representative.(28)

2.2

Amendment, dated as of July 6, 2012, to the Agreement and Plan of Merger, dated as of May 20, 2012, by and among DaVita Inc., Seismic Acquisition LLC, HealthCare Partners Holdings, LLC, and the Member Representative.(29)

3.1	Restated Certificate of Incorporation of DaVita Inc., as filed with the Secretary of State of Delaware on November 1, 2016.(1)

3.2	Certificate of Ownership and Merger Merging DaVita Name Change, Inc. with and into DaVita Inc., as filed with Secretary of State of the State of Delaware on November 1, 2012.(31)

3.3	Amended and Restated Bylaws for DaVita Inc. dated as of September 7, 2016.(1)

4.1	Indenture, dated August 28, 2012, by and among DaVita Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee.(30)

4.2	Form of 5.750% Senior Notes due 2022 and related Guarantee (included in Exhibit 4.1).(30)

4.3	Indenture, dated June 13, 2014, by and among DaVita Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee. (34)

4.4	Form of 5.125% Senior Notes due 2024 and related Guarantee (included in Exhibit 4.3). (34)

4.5

Second Supplemental Indenture for the 5.750% Senior Notes due 2022, dated June 13, 2014, by and among DaVita Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee. (35)

4.6	Indenture for the 5.000% Senior Notes due 2025, dated April 17, 2015, by and among DaVita Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee. (22)

4.7	Form of 5.000% Senior Notes due 2025 and related Guarantee (included in Exhibit 4.6). (22)

10.1	Employment Agreement, dated as of October 31, 2005, effective October 24, 2005, by and between DaVita Inc. and Dennis Kogod.(6)*

10.2	Amendment to Mr. Kogod’s Employment Agreement, effective December 12, 2008.(18)*

10.3	Second Amendment to Mr. Kogod’s Employment Agreement, effective December 31, 2012.(18)*

10.4	Employment Agreement, effective September 22, 2005, by and between DaVita Inc. and James Hilger.(8)*

10.5	Separation Agreement, effective November 30, 2016, by and between DaVita Inc. and Mr. Kogod.✓*

10.6	Consulting Agreement, effective December 1, 2016, by and between DaVita Inc. and Mr. Kogod.✓*

10.7	Amendment to Mr. Hilger’s Employment Agreement, effective December 12, 2008.(18)*

10.8	Second Amendment to Mr. Hilger’s Employment Agreement, effective December 27, 2012.(33)*

10.9	Employment Agreement, effective July 25, 2008, between DaVita Inc. and Kent J. Thiry.(15)*

10.10	Employment Agreement, effective August 1, 2008, between DaVita Inc. and Allen Nissenson.(16)*

10.11	Employment Agreement, effective March 17, 2010, by and between DaVita Inc. and Javier Rodriguez.(20)*

10.12	Employment Agreement, effective November 1, 2016, by and between DaVita Inc. and Charles G. Berg.✓*

10.13	Employment Agreement, effective February 21, 2017, by and between DaVita Inc. and Joel Ackerman.✓*

10.14	Form of Indemnity Agreement.(12)*

10.15	Form of Indemnity Agreement.(7)*

10.16	DaVita Deferred Compensation Plan.✓*

10.17	Executive Incentive Plan (as Amended and Restated effective January 1, 2009).(19)*

10.18	Executive Retirement Plan.(18)*

10.19	DaVita Voluntary Deferral Plan.(5)*

10.20	Deferred Bonus Plan (Prosperity Plan).(17)*

10.21	Amendment No. 1 to Deferred Bonus Plan (Prosperity Plan).(18)*

10.22	Amended and Restated Employee Stock Purchase Plan.(13)*

10.23	Amended and Restated DaVita Inc. Severance Plan.(33)*

10.24	Change in Control Bonus Program.(18)*

10.25	Non-Management Director Compensation Philosophy and Plan.(14)*

10.26	Amended and Restated 2002 Equity Compensation Plan.(4)*

10.27	Amended and Restated 2002 Equity Compensation Plan.(11)*

10.28	Amended and Restated 2002 Equity Compensation Plan.(13)*

10.29	Amended and Restated 2002 Equity Compensation Plan.(18)*

10.30	DaVita Inc. 2002 Equity Compensation Plan.(21)*

10.31	Form of Non-Qualified Stock Option Agreement—Employee (DaVita Inc. 1999 Non-Executive Officer and Non-Director Equity Compensation Plan.(10)*

10.32	Form of Non-Qualified Stock Option Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(2)*

10.33	Form of Non-Qualified Stock Option Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(9)*

10.34	Form of Non-Qualified Stock Option Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(10)*

10.35	Form of Restricted Stock Units Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(2)*

10.36	Form of Restricted Stock Units Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(9)*

10.37	Form of Restricted Stock Units Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(10)*

10.38	Form of Restricted Stock Units Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(18)*

10.39	Form of Stock Appreciation Rights Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(9)*

10.40	Form of Stock Appreciation Rights Agreement—Employee (DaVita Inc. 2002 Equity Compensation Plan).(10)*

10.41	Form of Stock Appreciation Rights Agreement—Board (DaVita Inc. 2002 Equity Compensation Plan).(16)*

10.42	Form of Stock Appreciation Rights Agreement—Board members (DaVita Inc. 2011 Incentive Award Plan).(24)*

10.43	Form of Restricted Stock Units Agreement—Board (DaVita Inc. 2002 Equity Compensation Plan).(16)*

10.44	Form of Restricted Stock Units Agreement—Board members (DaVita Inc. 2011 Incentive Award Plan).(24)*

10.45	Form of Non-Qualified Stock Option Agreement—Board (DaVita Inc. 2002 Equity Compensation Plan).(16)*

10.46	Form of Stock Appreciation Rights Agreement—Executives (DaVita Inc. 2011 Incentive Award Plan).(24)*

10.47	Form of Restricted Stock Units Agreement—Executives (DaVita Inc. 2011 Incentive Award Plan).(24)*

10.48	Form of Restricted Stock Units Agreement (DaVita Inc. 2011 Incentive Award Plan). (33)*

10.49	Form of Stock Appreciation Rights Agreement (DaVita Inc. 2011 Incentive Award Plan). (33)*

10.50	Form of Long-Term Incentive Program Award Agreement (For 162(m) designated teammates) (DaVita Inc. 2011 Incentive Award Plan).(33)*

10.51	Form of Long-Term Incentive Program Award Agreement (DaVita Inc. 2011 Incentive Award Plan). (33)*

10.52

Credit Agreement, dated as of June 24, 2014, by and among DaVita Inc., the guarantors the guarantors party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, Barclays Bank PLC, and Wells Fargo Bank, National Association as Co-Syndication Agents, Bank of America, N.A., Credit Suisse AG, Goldman Sachs Bank USA, JPMorgan Chase Bank, N.A., Morgan Stanley Senior Funding, Inc., and SunTrust Bank, as Co-Documentation Agents, Barclays Bank PLC, Wells Fargo Securities, LLC, Credit Suisse Securities (USA) LLC, Goldman Sachs Bank USA, J.P. Morgan Securities, LLC, Bank of America, N.A., Morgan Stanley Senior Funding, Inc., and SunTrust Robinson Humphrey, Inc. as Joint Lead Arrangers and Joint Bookrunners, The Bank of Nova Scotia, Credit Agricole Securities (USA) Inc., The Bank of Tokyo-Mitsubishi UFJ, Ltd., and Sumitomo Mitsui Banking Corporation, as Senior Managing Agents, HSBC Securities (USA) Inc., Fifth Third Bank, and Compass Bank as Managing Agents. (35)

10.53	Perfection Certificate executed as of October 20, 2010 and delivered in connection with the closing of the Credit Agreement filed as Exhibit 10.68.(26)**

10.54	Dialysis Organization Agreement between DaVita Inc. and Amgen USA Inc. dated December 20, 2007.(17)**

10.55	Dialysis Organization Agreement between DaVita Inc. and Amgen USA Inc. dated December 17, 2010.(23)**

10.56	Amended and Restated DaVita Inc. 2011 Incentive Award Plan.(35)*

10.57	Amendment No. 2 to Dialysis Organization Agreement between DaVita Inc. and Amgen USA Inc. effective as of July 1, 2011.(25)**

10.58

Form of Non-Competition and Non-Solicitation Agreement, dated as of May 20, 2012, between DaVita Inc. and Dr. Robert Margolis, Dr. William Chin, Dr. Thomas Paulsen, Mr. Zan Calhoun, and Ms. Lori Glisson.(28)

10.59	Form of Non-Competition and Non-Solicitation Agreement, dated as of May 20, 2012, between DaVita Inc. and Mr. Matthew Mazdyasni, Dr. Sherif Abdou, and Dr. Amir Bacchus.(28)

10.60

Escrow Agreement, dated as of August 28, 2012, by and among DaVita Inc., The Bank of New York Mellon Trust Company, N.A., as trustee, The Bank of New York Mellon Trust Company, N.A., as escrow agent and The Bank of New York Mellon Trust Company, N.A., as bank and securities intermediary.(30)

10.61	Form of 2014 Long Term Incentive Program Cash Performance Award Agreement under the DaVita Inc. 2011 Incentive Award Plan and Long-Term Incentive Program (for 162(m) designated teammates). (36) * **

10.62	Form of 2014 Long Term Incentive Program Cash Performance Award Agreement under the DaVita Inc. 2011 Incentive Award Plan and Long-Term Incentive Program. (36)* **

10.63	Form of 2014 Long Term Incentive Program Performance Stock Units Agreement under the DaVita Inc. 2011 Incentive Award Plan and Long-Term Incentive Program (for 162(m) designated teammates). (36) * **

10.64	Form of 2014 Long Term Incentive Program Restricted Stock Units Agreement under the DaVita Inc. 2011 Incentive Award Plan and Long-Term Incentive Program. (36)*

10.65	Form of 2014 Long Term Incentive Program Stock Appreciation Rights Agreement under the DaVita Inc. 2011 Incentive Award Plan and Long-Term Incentive Program. (36)*

10.66	Corporate Integrity Agreement, dated as of October 22, 2014, by and among the Office of Inspector General of The Department of Health and Human Services and DaVita Inc. (27)

12.1	Computation of Ratio of Earnings to Fixed Charges.✓

14.1	DaVita Inc. Corporate Governance Code of Ethics.(3)

21.1	List of our subsidiaries.✓

23.1	Consent of KPMG LLP, independent registered public accounting firm.✓

24.1	Powers of Attorney with respect to DaVita. (Included on Page II-1).

31.1	Certification of the Chief Executive Officer, dated February 24, 2017, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.✓

31.2	Certification of the Chief Financial Officer, dated February 24, 2017, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.✓

32.1	Certification of the Chief Executive Officer, dated February 24, 2017, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.✓

32.2	Certification of the Chief Financial Officer, dated February 24, 2017, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.✓

101.INS	XBRL Instance Document.✓

101.SCH	XBRL Taxonomy Extension Schema Document.✓

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.✓

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.✓

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.✓

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.✓

✓	Included in this filing.
*	Management contract or executive compensation plan or arrangement.
**	Portions of this exhibit are subject to a request for confidential treatment and have been redacted and filed separately with the SEC.
(37)	Filed on November 2, 2016 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.
(38)	Filed on November 8, 2004 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.
(39)	Filed on February 27, 2004 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
(40)	Filed on May 4, 2005 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.
(41)	Filed on November 8, 2005 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.
(42)	Filed on November 4, 2005 as an exhibit to the Company’s Current Report on Form 8-K.
(43)	Filed on March 3, 2005 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
(44)	Filed on August 7, 2006 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2006.
(45)	Filed on July 6, 2006 as an exhibit to the Company’s Current Report on Form 8-K.
(46)	Filed on October 18, 2006 as an exhibit to the Company’s Current Report on Form 8-K.
(47)	Filed on July 31, 2006 as an exhibit to the Company’s Current Report on Form 8-K.
(48)	Filed on December 20, 2006 as an exhibit to the Company’s Current Report on Form 8-K.
(49)	Filed on June 4, 2007 as an exhibit to the Company’s Current Report on Form 8-K.
(50)	Filed on May 8, 2008 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.
(51)	Filed on July 31, 2008 as an exhibit to the Company’s Current Report on Form 8-K.
(52)	Filed on November 6, 2008 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.
(53)	Filed on February 29, 2008 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
(54)	Filed on February 27, 2009 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008
(55)	Filed on June 18, 2009 as an exhibit to the Company’s Current Report on Form 8-K.
(56)	Filed on April 14, 2010 as an exhibit to the Company’s Current Report on Form 8-K.
(57)	Filed on April 28, 2010 as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A.
(58)	Filed on April 17, 2015 as an exhibit to the Company’s Current Report on Form 8-K.
(59)	Filed on December 29, 2011 as an exhibit to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2010.
(60)	Filed on August 4, 2011 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.
(61)	Filed on December 29, 2011 as an exhibit to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2011.
(62)	Filed on January 17, 2012 as an exhibit to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2011.
(63)	Filed on October 23, 2014 as an exhibit to the Company’s Current Report on Form 8-K.
(64)	Filed on May 21, 2012 as an exhibit to the Company’s Current Report on Form 8-K.
(65)	Filed on July 9, 2012 as an exhibit to the Company’s Current Report on Form 8-K.
(66)	Filed on August 28, 2012 as an exhibit to the Company’s Current Report on Form 8-K.
(67)	Filed on November 1, 2012 as an exhibit to the Company’s Current Report on Form 8-K.
(68)	Filed on August 7, 2013 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

(69)	Filed on February 28, 2013 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
(70)	Filed on June 16, 2014 as an exhibit to the Company’s Current Report on Form 8-K.
(71)	Filed on August 1, 2014 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.
(72)	Filed on November 6, 2014 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.