Form 10-Q
period 2017-03-31
DAVITA INC.
filed 2017-05-02
CIK 927066

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

For the Quarterly Period Ended March 31, 2017
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
As of April 28, 2017, the number of shares of the Registrant’s common stock outstanding was approximately 194.6 million shares.

DAVITA INC.

Note: Items 3, 4 and 5 of Part II are omitted because they are not applicable.

i

DAVITA INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars in thousands, except per share data)

	Three months ended March 31,
	2017	2016
Patient service revenues	$2,601,378	$2,481,933
Less: Provision for uncollectible accounts	(112,983)	(109,205)
Net patient service revenues	2,488,395	2,372,728
Capitated revenues	918,036	887,047
Other revenues	290,852	321,361
Total net revenues	3,697,283	3,581,136
Operating expenses and charges:
Patient care costs and other costs	2,722,820	2,582,333
General and administrative	391,780	386,429
Depreciation and amortization	190,206	169,355
Provision for uncollectible accounts	1,910	2,517
Equity investment income	(3,935)	(1,387)
Goodwill and asset impairment charges	39,366	77,000
Gain on changes in ownership interests	(6,273)	—
Gain on settlement, net	(526,827)	—
Total operating expenses and charges	2,809,047	3,216,247
Operating income	888,236	364,889
Debt expense	(104,429)	(102,884)
Other income, net	4,243	2,976
Income before income taxes	788,050	264,981
Income tax expense	287,765	126,822
Net income	500,285	138,159
Less: Net income attributable to noncontrolling interests	(52,588)	(40,725)
Net income attributable to DaVita Inc.	$447,697	$97,434
Earnings per share:
Basic net income per share attributable to DaVita Inc.	$2.33	$0.48
Diluted net income per share attributable to DaVita Inc.	$2.29	$0.47
Weighted average shares for earnings per share:
Basic	192,376,735	204,366,869
Diluted	195,281,014	207,928,096

See notes to condensed consolidated financial statements.

DAVITA INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(dollars in thousands)

	Three months ended March 31,
	2017	2016
Net income	$500,285	$138,159
Other comprehensive income (loss), net of tax:
Unrealized losses on interest rate cap and swap agreements:
Unrealized losses on interest rate cap and swap agreements	(3,188)	(5,469)
Reclassifications of net rate cap and swap agreements realized losses into net income	1,265	465
Unrealized gains on investments:
Unrealized gains on investments	1,557	229
Reclassification of net investment realized gains into net income	(140)	(93)
Unrealized gains on foreign currency translation:
Foreign currency translation adjustments	13,261	11,181
Other comprehensive income	12,755	6,313
Total comprehensive income	513,040	144,472
Less: Comprehensive income attributable to noncontrolling interests	(52,586)	(40,725)
Comprehensive income attributable to DaVita Inc.	$460,454	$103,747

See notes to condensed consolidated financial statements.

DAVITA INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands, except per share data)

	March 31, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$1,472,232	$913,187
Short-term investments	313,265	310,198
Accounts receivable, less allowance of $242,462 and $252,056	1,900,561	1,917,302
Inventories	174,159	164,858
Other receivables	539,656	453,483
Prepaid and other current assets	204,027	210,604
Income taxes receivable	—	10,596
Total current assets	4,603,900	3,980,228
Property and equipment, net of accumulated depreciation of $2,954,237 and $2,832,160	3,171,199	3,175,367
Intangible assets, net of accumulated amortization of $987,468 and $940,731	1,487,029	1,527,767
Equity investments	521,848	502,389
Long-term investments	108,368	103,679
Other long-term assets	43,450	44,510
Goodwill	9,452,470	9,407,317
	$19,388,264	$18,741,257
LIABILITIES AND EQUITY
Accounts payable	$464,790	$522,415
Other liabilities	783,806	856,847
Accrued compensation and benefits	756,002	815,761
Medical payables	389,681	336,381
Current portion of long-term debt	170,217	165,041
Income tax payable	249,081	—
Total current liabilities	2,813,577	2,696,445
Long-term debt	8,918,878	8,947,327
Other long-term liabilities	504,380	465,358
Deferred income taxes	830,990	809,128
Total liabilities	13,067,825	12,918,258
Commitments and contingencies:
Noncontrolling interests subject to put provisions	979,848	973,258
Equity:
Preferred stock ($0.001 par value, 5,000,000 shares authorized; none issued)
Common stock ($0.001 par value, 450,000,000 shares authorized; 194,596,120 and 194,554,491 shares issued and outstanding, respectively)	195	195
Additional paid-in capital	1,058,610	1,027,182
Retained earnings	4,158,010	3,710,313
Accumulated other comprehensive loss	(76,886)	(89,643)
Total DaVita Inc. shareholders’ equity	5,139,929	4,648,047
Noncontrolling interests not subject to put provisions	200,662	201,694
Total equity	5,340,591	4,849,741
	$19,388,264	$18,741,257
See notes to condensed consolidated financial statements.

DAVITA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Three months ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$500,285	$138,159
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	190,206	169,355
Goodwill and asset impairment charges	39,366	77,000
Stock-based compensation expense	9,601	13,097
Deferred income taxes	20,091	47,519
Equity investment income, net	1,423	5,238
Other non-cash charges	9,467	11,507
Changes in operating assets and liabilities, other than from acquisitions and divestitures:
Accounts receivable	16,168	(78,097)
Inventories	(8,909)	(4,924)
Other receivables and other current assets	(84,511)	(75,326)
Other long-term assets	(2,310)	(965)
Accounts payable	(26,214)	7,782
Accrued compensation and benefits	(62,825)	(32,909)
Other current liabilities	(9,633)	55,673
Income taxes	258,490	76,685
Other long-term liabilities	14,479	19,208
Net cash provided by operating activities	865,174	429,002
Cash flows from investing activities:
Additions of property and equipment	(214,535)	(173,187)
Acquisitions	(77,236)	(405,154)
Proceeds from asset and business sales	46,612	4,657
Purchase of investments available for sale	(2,358)	(4,435)
Purchase of investments held-to-maturity	(121,670)	(228,198)
Proceeds from sale of investments available for sale	4,025	5,155
Proceeds from investments held-to-maturity	116,285	252,701
Purchase of equity investments	(1,135)	(5,850)
Net cash used in investing activities	(250,012)	(554,311)
Cash flows from financing activities:
Borrowings	12,803,015	13,098,553
Payments on long-term debt and other financing costs	(12,839,156)	(13,118,741)
Purchase of treasury stock	—	(274,926)
Distributions to noncontrolling interests	(43,316)	(50,409)
Stock award exercises and other share issuances, net	3,330	3,167
Contributions from noncontrolling interests	17,989	10,190
Proceeds from sales of additional noncontrolling interests	—	3,557
Purchase of noncontrolling interests	(799)	(4,300)
Deferred financing costs	—	(188)
Net cash used in financing activities	(58,937)	(333,097)
Effect of exchange rate changes on cash and cash equivalents	2,820	717
Net increase (decrease) in cash and cash equivalents	559,045	(457,689)
Cash and cash equivalents at beginning of the year	913,187	1,499,116
Cash and cash equivalents at end of the period	$1,472,232	$1,041,427
See notes to condensed consolidated financial statements.

DAVITA INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)
(dollars and shares in thousands

	Non- controlling interests subject to put provisions	DaVita Inc. Shareholders’ Equity								Non- controlling interests not subject to put provisions
				Additional paid-in capital				Accumulated other comprehensive loss
		Common stock			Retained earnings	Treasury stock
		Shares	Amount			Shares	Amount		Total
Balance at December 31, 2015	$864,066	217,120	$217	$1,118,326	$4,356,835	(7,366)	$(544,772)	$(59,826)	$4,870,780	$213,392
Comprehensive income:
Net income	99,834				879,874				879,874	53,374
Other comprehensive loss								(29,817)	(29,817)	190
Stock purchase shares issued		438	1	23,902		—			23,903
Stock unit shares issued		4	—	(19,815)		276	19,815		—
Stock-settled SAR shares issued		218	—	(36,685)		513	36,685		—
Stock-settled stock-based compensation expense				37,970					37,970
Excess tax benefits from stock awards exercised				13,251					13,251
Distributions to noncontrolling interests	(111,092)									(81,309)
Contributions from noncontrolling interests	33,517									14,073
Sales and assumptions of noncontrolling interests	28,874			3,423					3,423	2,585
Purchase of noncontrolling interests	(6,660)			(13,105)					(13,105)	(1,747)
Changes in fair value of noncontrolling interests	65,855			(65,855)					(65,855)
Reclassifications and expirations of noncontrolling interests subject to puts	(1,136)									1,136
Purchase of treasury stock						(16,649)	(1,072,377)		(1,072,377)
Retirement of treasury stock		(23,226)	(23)	(34,230)	(1,526,396)	23,226	1,560,649		—
Balance at December 31, 2016	$973,258	194,554	$195	$1,027,182	$3,710,313	—	$—	$(89,643)	$4,648,047	$201,694
Comprehensive income:
Net income	34,585				447,697				447,697	18,003
Other comprehensive income								12,757	12,757	(2)
Stock unit shares issued		4	—	—		—	—		—
Stock-settled SAR shares issued		38	—	—		—	—		—
Stock-settled stock-based compensation expense				9,567					9,567
Distributions to noncontrolling interests	(25,957)			—					—	(17,359)
Contributions from noncontrolling interests	13,193			—					—	4,796
Sales and assumptions of noncontrolling interests	7,347			—					—	(6,388)
Purchase of noncontrolling interests	(294)			(423)					(423)	(82)
Changes in fair value of noncontrolling interests	(22,284)			22,284					22,284
Balance at March 31, 2017	$979,848	194,596	$195	$1,058,610	$4,158,010	—	$—	$(76,886)	$5,139,929	$200,662

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

1.	Condensed consolidated interim financial statements
The condensed consolidated interim financial statements included in this report are prepared by the Company without audit. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations are reflected in these consolidated interim financial statements. All significant intercompany accounts and transactions have been eliminated. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The most significant estimates and assumptions underlying these financial statements and accompanying notes generally involve revenue recognition and accounts receivable, contingencies, impairments of goodwill and other long-lived assets, fair value estimates, accounting for income taxes, variable compensation accruals, consolidation of variable interest entities, purchase accounting valuation estimates, long-term incentive program compensation and medical liability claims. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the operating results for the full year. The condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Prior year balances and amounts have been reclassified to conform to the current year presentation. The Company has evaluated subsequent events through the date these condensed consolidated financial statements were issued and has included all necessary adjustments and disclosures.

2.	Earnings per share
Basic net income per share is calculated by dividing net income attributable to the Company, adjusted for any change in noncontrolling interests redemption rights in excess of fair value, by the weighted average number of common shares and vested stock units outstanding, net of shares held in escrow from the DaVita HealthCare Partner merger that under certain circumstances may be returned to the Company.
Diluted net income per share includes the dilutive effect of outstanding stock-settled stock appreciation rights and unvested stock units (under the treasury stock method) as well as contingently returnable shares held in escrow.
The reconciliations of the numerators and denominators used to calculate basic and diluted earnings per share are as follows:

	Three months ended March 31,
	2017	2016
Basic:
Net income attributable to DaVita Inc.	$447,697	$97,434
Weighted average shares outstanding during the period	194,571	206,561
Contingently returnable shares held in escrow from the DaVita HealthCare Partners merger	(2,194)	(2,194)
Weighted average shares for basic earnings per share calculation	192,377	204,367
Basic net income per share attributable to DaVita Inc.	$2.33	$0.48
Diluted:
Net income attributable to DaVita Inc.	$447,697	$97,434
Weighted average shares outstanding during the period	194,571	206,561
Assumed incremental shares from stock plans	710	1,367
Weighted average shares for diluted earnings per share calculation	195,281	207,928
Diluted net income per share attributable to DaVita Inc.	$2.29	$0.47
Anti-dilutive potential common shares excluded from calculation(1)	3,427	2,273

(1)	Shares associated with stock-settled stock appreciation rights that are excluded from the diluted denominator calculation because they are anti-dilutive under the treasury stock method.

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
For receivables associated with the Company’s capitated health plans, the balances remain on the balance sheet for as long as the respective plan years are open, which varies by health plan, but is generally two years in length, with collections occurring on a periodic basis throughout the duration of the corresponding plan year.
Approximately 1% of the Company’s net accounts receivable are associated with patient pay. The Company’s policy is to reserve 100% of the outstanding accounts receivable balances for dialysis services when those amounts due have been outstanding for more than three months and to reserve 100% of the outstanding accounts receivable balances for DaVita Medical Group's (DMG, formerly known as HealthCare Partners or HCP) services when those amounts due have been outstanding for more than twelve months and when the amount is not subject to a payment plan.
During the three months ended March 31, 2017, the Company’s allowance for doubtful accounts decreased by $9,594. This was primarily due to a decrease in outstanding balances and an increase in write-offs of aged balances related to the U.S. dialysis and related lab business. There were no unusual transactions impacting the allowance for doubtful accounts.

4.	Investments in debt and equity securities
The Company classifies certain debt securities as held-to-maturity and records them at amortized cost based on the Company’s intentions and strategy concerning those investments. Equity securities that have readily determinable fair values, and certain other financial instruments that have readily determinable fair values or redemption values, are classified as available-for-sale and recorded at fair value.
The Company’s investments in these securities and certain other financial instruments consist of the following:

	March 31, 2017			December 31, 2016
	Held to maturity	Available for sale	Total	Held to maturity	Available for sale	Total
Certificates of deposit, commercial paper and money market funds due within one year	$312,065	$—	$312,065	$256,827	$—	$256,827
Investments in mutual funds and common stock	—	48,124	48,124	50,000	47,404	97,404
Cash surrender value of life insurance policies	—	61,444	61,444	—	59,646	59,646
	$312,065	$109,568	$421,633	$306,827	$107,050	$413,877
Short-term investments	$312,065	$1,200	$313,265	$306,827	$3,371	$310,198
Long-term investments	—	108,368	108,368	—	103,679	103,679
	$312,065	$109,568	$421,633	$306,827	$107,050	$413,877

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

The cost of the certificates of deposit, commercial paper and money market funds at March 31, 2017 and December 31, 2016 approximates their fair value. As of March 31, 2017 and December 31, 2016, the available-for-sale investments included $5,585 and $3,701 of gross pre-tax unrealized gains, respectively. During the three months ended March 31, 2017, the Company recorded gross pre-tax unrealized gains of $2,113, or $1,559 after tax, in other comprehensive income associated with changes in the fair value of these investments. During the three months ended March 31, 2017, the Company sold investments in mutual funds and debt securities for net proceeds of $4,025 and recognized a pre-tax gain of $229, or $140 after-tax, which was previously recorded in other comprehensive income. During the three months ended March 31, 2016, the Company sold investments in mutual funds for net proceeds of $1,062 and recognized a pre-tax gain of $152, or $93 after-tax, which was previously recorded in other comprehensive income.
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
Certain DMG legal entities are required to maintain minimum cash balances in order to comply with regulatory requirements in conjunction with medical claim reserves. As of March 31, 2017, this minimum cash balance was approximately $61,567.

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
Equity investments in nonconsolidated businesses were $521,848 and $502,389 at March 31, 2017 and December 31, 2016, respectively. The increase in equity investments was primarily due to an increase in the number of nonconsolidated entities. During the first quarters of 2017 and 2016, the Company recognized equity investment income of $3,935 and $1,387, respectively, relating to equity investments in nonconsolidated businesses under the equity method of accounting.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

6.	Goodwill
Changes in goodwill by reportable segments were as follows:

	U.S. dialysis and related lab services	DMG	Other-ancillary services and strategic initiatives	Consolidated total
Balance at January 1, 2016	$5,629,183	$3,398,264	$267,032	$9,294,479
Acquisitions	75,295	248,901	123,632	447,828
Divestitures	(12,891)	(2,223)	(29,645)	(44,759)
Goodwill impairment charges	—	(253,000)	(28,415)	(281,415)
Foreign currency and other adjustments	—	—	(8,816)	(8,816)
Balance at December 31, 2016	$5,691,587	$3,391,942	$323,788	$9,407,317
Acquisitions	46,569	14,989	17,171	78,729
Divestitures	(14,110)	(29)	—	(14,139)
Goodwill impairment charges	—	—	(24,198)	(24,198)
Foreign currency and other adjustments	—	—	4,761	4,761
Balance at March 31, 2017	$5,724,046	$3,406,902	$321,522	$9,452,470

Balance at March 31, 2017:
Goodwill	5,724,046	3,848,671	380,044	9,952,761
Accumulated impairment charges	—	(441,769)	(58,522)	(500,291)
	$5,724,046	3,406,902	321,522	9,452,470
 The Company elected to early adopt ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment effective for the quarter ended March 31, 2017. The amendments in this ASU simplify the test for goodwill impairment by eliminating the second step in the assessment. All goodwill impairment tests performed during the quarter ended March 31, 2017 were performed under this new guidance.
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
The Company has applied a similar aggregation to the DMG operations in each region, to the vascular access service centers in its vascular access reporting unit, to the physician practices in its physician services and direct primary care reporting units, and to the dialysis centers within each international reporting unit. For the Company’s other operating segments, discrete business components below the operating segment level constitute individual reporting units.
Based on continuing developments at the Company’s DMG and vascular access reporting units during the first quarter of 2017, the Company performed impairment assessments for certain at-risk reporting units.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

The Company has recognized goodwill impairment charges as shown and discussed below:

	Three months ended
Reporting unit	March 31, 2017	March 31, 2016
DMG Nevada	$—	$77,000
Vascular access	24,198	—
Total	$24,198	$77,000
During the quarter ended December 31, 2016, the Company determined that circumstances indicated it had become more likely than not that the goodwill of its vascular access reporting unit had become impaired. These circumstances included changes in future governmental reimbursement and the Company’s expected ability to mitigate them. Specifically, on November 2, 2016, the Centers for Medicare and Medicaid Services (CMS) released the 2017 Physician Fee Schedule Final Rule and the Ambulatory Surgical Center Payment Final Rule which reflected significant changes in reimbursement structure for this business unit. Accordingly, the Company performed the required valuations to estimate the fair value of the net assets and implied goodwill of this reporting unit and recognized a goodwill impairment charge of $28,415 in the fourth quarter of 2016.
During the quarter ended March 31, 2017, the Company recognized an incremental goodwill impairment charge of $24,198 at its vascular access reporting unit. This additional charge resulted primarily from changes in the Company’s outlook since the fourth quarter of 2016. The Company’s partners and operators have been evaluating potential changes in operations, including termination of their management services agreements and center closures, as a result of recent changes in Medicare reimbursement. These ongoing evaluations could lead to additional impairment charges in future quarters.
During the quarter ended March 31, 2016, the Company recognized goodwill impairment charges of $77,000 at its DMG Nevada reporting unit. This charge resulted primarily from changes in expectations concerning government reimbursement and the Company’s expected ability to mitigate them, medical cost trends, and other market conditions.
Further reductions in reimbursement rates, increases in medical cost or utilization trends, or other significant adverse changes in expected future cash flows or valuation assumptions could result in goodwill impairment charges in the future for the following reporting units, which remain at risk of goodwill impairment:

	Goodwill balance as of March 31, 2017	Carrying amount coverage(1)	Sensitivities
			Operating income(2)	Discount rate(3)
Reporting unit
DMG Nevada	$261,204	14.0%	(2.7)%	(3.9)%
DMG Florida	$447,073	10.5%	(1.6)%	(2.8)%
DMG New Mexico	$70,926	4.9%	(1.5)%	(2.3)%
DMG Washington	$245,576	2.0%	(1.7)%	(3.0)%
Vascular Access	$10,498	0.0%	(1.7)%	(4.9)%

(1)	Excess of estimated fair value of the reporting unit over carrying amount as of the latest assessment date.

(2)	Potential impact on estimated fair value of a sustained, long-term reduction of 3% in operating income as of the latest assessment date.

(3)	Potential impact on estimated fair value of an increase in discount rates of 100 basis points as of the latest assessment date.
Except as described above, none of the Company’s various other reporting units were considered at risk of goodwill impairment as of March 31, 2017. Since the dates of the Company’s last annual goodwill impairment tests, there have been certain developments, events, changes in operating performance and other changes in key circumstances that have affected the Company’s businesses. However, except as further described above, these did not cause management to believe it is more likely than not that the fair value of any of its reporting units would be less than their carrying amounts.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

7.	Medical payables
The following table includes estimates for the cost of professional medical services provided by non-employed physicians and other providers, as well as inpatient and other ancillary costs, other than California's non-global risk contracts. The Company does not include inpatient and other ancillary costs for non-global risk contracts held in California, as state regulation does not allow medical group entities to assume risk for inpatient services. Healthcare costs payable are included in medical payables in the condensed consolidated balance sheet.
The following table shows the components of changes in health care costs payable for the three months ended March 31, 2017:

Three months ended
March 31, 2017
Healthcare costs payable, beginning of the period	$214,275
Add: Components of incurred health care costs
Current year	467,683
Prior years	421
Total incurred health care costs	468,104
Less: Claims paid
Current year	247,723
Prior years	172,693
Total claims paid	420,416
Healthcare costs payable, end of the period	$261,963

The Company’s prior year estimates of healthcare costs payable resulted in medical claims being settled for different amounts than originally estimated. When significant increases (decreases) in prior-year health care cost estimates occur that the Company believes significantly impact its current year operating results, the Company discloses that amount as unfavorable (favorable) development of prior-year’s health care cost estimates. Actual claim payments for prior year services have not been materially different from the Company’s year-end estimates.

8.	Income taxes
As of March 31, 2017, the Company’s total liability for unrecognized tax benefits relating to tax positions that do not meet the more-likely-than-not threshold was $26,399, all of which would impact the Company’s effective tax rate if recognized. This balance represents an increase of $2,333 from the December 31, 2016 balance of $24,066.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in its income tax expense. At March 31, 2017 and December 31, 2016, the Company had approximately $2,776 and $2,595, respectively, accrued for interest and penalties related to unrecognized tax benefits, net of federal tax benefits.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

9.	Long-term debt
Long-term debt was comprised of the following:

	March 31, 2017	December 31, 2016
Senior secured credit facilities:
Term Loan A	$843,750	$862,500
Term Loan B	3,403,750	3,412,500
Senior notes	4,500,000	4,500,000
Acquisition obligations and other notes payable	120,952	117,547
Capital lease obligations	296,505	299,682
Total debt principal outstanding	9,164,957	9,192,229
Discount and deferred financing costs	(75,862)	(79,861)
	9,089,095	9,112,368
Less current portion	(170,217)	(165,041)
	$8,918,878	$8,947,327

Scheduled maturities of long-term debt at March 31, 2017 were as follows:

2017 (remainder of the year)	129,532
2018	167,855
2019	745,584
2020	70,157
2021	3,301,236
2022	1,277,759
Thereafter	3,472,834

During the first three months of 2017, the Company made mandatory principal payments under its senior secured credit facilities totaling $18,750 on Term Loan A and $8,750 on Term Loan B.
As of March 31, 2017, the Company maintains several active and forward interest rate cap agreements that have the economic effect of capping the Company's maximum exposure to LIBOR variable interest rate changes on specific portions of the Company's floating rate debt, as described below. The cap agreements are designated as cash flow hedges and, as a result, changes in the fair values of these cap agreements are reported in other comprehensive income. The amortization of the original cap premium is recognized as a component of debt expense on a straight-line basis over the term of the cap agreements. The cap agreements do not contain credit-risk contingent features.
As of March 31, 2017, the Company maintains several interest rate cap agreements that were entered into in November 2014 with notional amounts totaling $3,500,000. These cap agreements became effective September 30, 2016 and have the economic effect of capping the LIBOR variable component of the Company’s interest rate at a maximum of 3.50% on an equivalent amount of the Company’s debt. The cap agreements expire on June 30, 2018. As of March 31, 2017, the total fair value of these cap agreements was an asset of approximately $14. During the three months ended March 31, 2017, the Company recognized debt expense of $2,070 from these caps. During the three months ended March 31, 2017, the Company recorded a loss of $102 in other comprehensive income due to a decrease in the unrealized fair value of these cap agreements.
As of March 31, 2017, the Company also maintains several forward interest rate cap agreements that were entered into in October 2015 with notional amounts totaling $3,500,000. These forward cap agreements will become effective June 29, 2018 and will have the economic effect of capping the LIBOR variable component of the Company’s interest rate at a maximum of 3.50% on an equivalent amount of its debt. These cap agreements expire on June 30, 2020. As of March 31, 2017, the total fair value of these cap agreements was an asset of approximately $4,698. During the three months ended March 31, 2017, the Company recorded a loss of $5,115 in other comprehensive income due to a decrease in the unrealized fair value of these forward cap agreements.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

The following table summarizes the Company’s derivative instruments as of March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
Derivatives designated as hedging instruments	Balance sheet location	Fair value	Balance sheet location	Fair value
Interest rate cap agreements	Other long-term assets	$4,712	Other long-term assets	$9,929

The following table summarizes the effects of the Company’s interest rate cap and swap agreements for the three months ended March 31, 2017 and 2016:

	Amount of losses recognized in OCI on interest rate cap and swap agreements		Location of losses reclassified from accumulated OCI into income	Amount of losses reclassified from accumulated OCI into income
	Three months ended March 31,			Three months ended March 31,
Derivatives designated as cash flow hedges	2017	2016		2017	2016
Interest rate swap agreements	$—	$(692)	Debt expense	$—	$151
Interest rate cap agreements	(5,217)	(8,259)	Debt expense	2,070	610
Tax benefit (expense)	2,029	3,482		(805)	(296)
Total	$(3,188)	$(5,469)		$1,265	$465

As of March 31, 2017, the interest rate on the Company’s Term Loan B debt bears interest at LIBOR plus an interest rate margin of 2.75%. Term Loan B is subject to interest rate caps if LIBOR should rise above 3.50%. Term Loan A bears interest at LIBOR plus an interest rate margin of 2.00%. The capped portion of Term Loan A is $96,250. In addition, the uncapped portion of Term Loan A, which is subject to the variability of LIBOR, is $747,500. Interest rates on the Company’s senior notes are fixed by their terms.
The Company’s weighted average effective interest rate on the senior secured credit facilities at end of the quarter was 3.95%, based on the current margins in effect of 2.00% for Term Loan A and 2.75% for Term Loan B, as of March 31, 2017.
The Company’s overall weighted average effective interest rate during the quarter ended March 31, 2017 was 4.55% and as of March 31, 2017 was 4.64%.
As of March 31, 2017, the Company’s interest rates are fixed on approximately 53.1% of its total debt.
As of March 31, 2017, the Company had undrawn revolving credit facilities totaling $1,000,000, of which approximately $94,623 was committed for outstanding letters of credit. The remaining amount is unencumbered. In addition, the Company has approximately $1,286 of committed letters of credit outstanding related to DMG, which is backed by a certificate of deposit.

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
The Company operates in a highly regulated industry and is a party to various lawsuits, claims, governmental investigations and audits (including investigations resulting from its obligation to self-report suspected violations of law) and other legal proceedings. The Company records accruals for certain legal proceedings and regulatory matters to the extent that the Company determines an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. As of December 31, 2016 and March 31, 2017, the Company’s total recorded accruals with respect to legal proceedings and

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

regulatory matters, net of anticipated third party recoveries, were approximately $69,300 for both periods. While these accruals reflect the Company’s best estimate of the probable loss for those matters as of the dates of those accruals, the recorded amounts may differ materially from the actual amount of the losses for those matters, and any anticipated third party recoveries for any such losses may not ultimately be recoverable. Additionally, in some cases, no estimate of the possible loss or range of loss in excess of amounts accrued, if any, can be made because of the inherently unpredictable nature of legal proceedings and regulatory matters, which may be exacerbated by various factors, including that they may involve indeterminate claims for monetary damages or may involve fines, penalties or non-monetary remedies; present novel legal theories or legal uncertainties; involve disputed facts; represent a shift in regulatory policy; are in the early stages of the proceedings; or result in a change of business practices. Further, there may be various levels of judicial review available to the Company in connection with any such proceeding.
The following is a description of certain lawsuits, claims, governmental investigations and audits and other legal proceedings to which the Company is subject.
Inquiries by the Federal Government and Certain Related Civil Proceedings
Swoben Private Civil Suit: In April 2013, HealthCare Partners (HCP), now known as the Company’s DMG subsidiary, was one of several defendants served with a civil complaint filed by a former employee of SCAN Health Plan (SCAN), an HMO. On July 13, 2009, pursuant to the qui tam provisions of the federal False Claims Act (FCA) and the California False Claims Act, James M. Swoben, as relator, filed his initial qui tam action in the United States District Court for the Central District of California purportedly on behalf of the United States of America and the State of California against SCAN, and certain other defendants whose identities were under seal. The allegations in the complaint relate to alleged overpayments received from government healthcare programs. In 2009 and 2010, the relator twice amended his complaint and added additional defendants, and in November 2011, he filed his Third Amended Complaint under seal alleging violations of the federal FCA and the California False Claims Act, and added additional defendants, including HCP and certain health insurance companies (the defendant HMOs). The allegations in the complaint against HCP relate to patient diagnosis coding to determine reimbursement in the Medicare Advantage (MA) program, referred to as HCC and RAF scores. The complaint sought monetary damages and civil penalties as well as costs and expenses. The U.S. Department of Justice (DOJ) reviewed these allegations and in January 2013 declined to intervene in the case. HCP and the other defendants filed motions to dismiss the Third Amended Complaint, and the court dismissed with prejudice the claims and judgment was entered in September 2013. Upon the plaintiff’s appeal, a panel of the Ninth Circuit overturned the trial court’s ruling and vacated the dismissal of the case. The Company, with certain defendants, petitioned the Ninth Circuit for a rehearing, but in December 2016, the Ninth Circuit rejected the petition and determined the relator should be given an opportunity to amend the complaint, and remanded the case back to district court. In March 2017, the relator filed his Fourth Amended Complaint alleging that HCP and certain health insurance companies employed one-way retrospective reviews that were designed only to identify additional diagnoses that would be submitted to CMS for risk adjustment purposes, and thereby drive higher risk scores that would increase the capitated payments made by the federal government under the MA program. The Company disputes the allegations and intends to defend accordingly.
2015 U.S. Attorney Transportation Investigation: In February 2015, the Company announced that it received six administrative subpoenas from the OIG for medical records from six different dialysis centers in southern California operated by the Company. Specifically, each subpoena sought the medical records of a single patient of each respective dialysis center. In February 2016, the Company received four additional subpoenas for four additional dialysis centers in southern California. The subpoenas were similarly limited in scope to the subpoenas received in 2015. On February 8, 2017, the Company was served with a qui tam complaint in the U.S. District Court for the Central District of California. The Company has been advised by an attorney with the United States Attorney’s Office for the Central District of California that the qui tam is related to the investigation concerning the medical necessity of patient transportation, which was the basis for the subpoenas. The relator alleged that an ambulance company submitted false claims for patient transportation. Although the Company does not provide transportation nor does it bill for the transport of its dialysis patients, the relator alleged that two of its purported clinical staff caused the submission of a small number of those claims through improper certifications of medical necessity. The DOJ has declined to intervene. In April 2017, the court granted the Company's motion to dismiss the complaint without prejudice for failing to state a claim upon which relief can be granted.
2015 U.S. Office of Inspector General (OIG) Medicare Advantage Civil Investigation: In March 2015, JSA HealthCare Corporation (JSA), a subsidiary of DMG, received a subpoena from the Office of Inspector General (OIG) for the U.S.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

Department of Health and Human Services (HHS). The Company has been advised by an attorney with the Civil Division of the DOJ in Washington, D.C. that the subpoena relates to an ongoing civil investigation concerning MA service providers’ risk adjustment practices and data, including identification and verification of patient diagnoses and factors used in making the diagnoses. The subpoena requests documents and information for the period from January 1, 2008 through December 31, 2013, for certain MA plans for which JSA provided services. It also requests information regarding JSA’s communications about patient diagnoses as they relate to certain MA plans generally, and more specifically as related to two Florida physicians with whom JSA previously contracted. The Company is producing the requested information and is cooperating with the government’s investigation.
In addition to the subpoena described above, in June 2015, the Company received a subpoena from the OIG. This civil subpoena covers the period from January 1, 2008 through the present and seeks production of a wide range of documents relating to the Company’s and its subsidiaries’ (including DMG’s and its subsidiary JSA’s) provision of services to MA plans and related patient diagnosis coding and risk adjustment submissions and payments. The Company believes that the request is part of a broader industry investigation into MA patient diagnosis coding and risk adjustment practices and potential overpayments by the government. The information requested includes information relating to patient diagnosis coding practices for a number of conditions, including potentially improper historical DMG coding for a particular condition. With respect to that condition, the guidance related to that coding issue was discontinued following the Company’s November 1, 2012 acquisition of DMG, and the Company notified CMS in April 2015 of the coding practice and potential overpayments. In that regard, the Company has identified certain additional coding practices which may have been problematic and is in discussions with the DOJ about the scope and nature of a review of claims relating to those practices. The Company is cooperating with the government and is producing the requested information. In addition, the Company is continuing to review other DMG coding practices to determine whether there were any improper coding issues. In connection with the DMG merger, the Company has certain indemnification rights against the sellers and an escrow was established as security for the indemnification. The Company has submitted an indemnification claim against the sellers secured by the escrow for any and all liabilities incurred relating to these matters and intends to pursue recovery from the escrow. However, the Company can make no assurances that the indemnification and escrow will cover the full amount of the Company’s potential losses related to these matters.
2015 U.S. Department of Justice Vascular Access Investigation and Related Qui Tam Litigation: In November 2015, the Company announced that RMS Lifeline, Inc., a wholly-owned subsidiary of the Company that operates under the name Lifeline Vascular Access (Lifeline), received a Civil Investigative Demand (CID) from the DOJ. The CID relates to two vascular access centers in Florida that are part of Lifeline’s vascular access business. The CID covers the period from January 1, 2008 through the present. The Company acquired these two centers in December 2012. Based on the language of the CID, the DOJ appeared to be looking at whether angiograms performed at the two centers were medically unnecessary and therefore whether related claims filed with federal healthcare programs possibly violated the FCA. Lifeline does not perform dialysis services but instead provides vascular access management services for dialysis patients. The Company cooperated with the government and produced the requested information. The DOJ investigation was initiated pursuant to a complaint brought under the qui tam provisions of the FCA (the Complaint). The Complaint was originally filed under seal in August 2014 in the U.S. District Court, Middle District of Florida, United States ex. rel James Spafford v. DaVita HealthCare Partners, Inc., et al., Case Number 6:14-cv-1251-Orl-41DAB, naming several doctors along with the Company as defendants. In December 2015, a First Amended Complaint was filed under seal. In May 2016, the First Amended Complaint was unsealed. The First Amended Complaint alleges violations of the FCA due to the submission of claims to the government for allegedly medically unnecessary angiograms and angiography procedures at the two vascular access centers as well as employment-related claims. The Complaint covers alleged conduct dating from July 2008, prior to the Company’s acquisition of the centers, to the present. The DOJ declined to intervene. In January 2017, the Company finalized and executed a settlement agreement with the relator and the government for an immaterial amount, and in April 2017, the court dismissed the case with prejudice.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

2016 U.S. Attorney Prescription Drug Investigation: In early February 2016, the Company announced that its pharmacy services’ wholly-owned subsidiary, DaVita Rx, received a CID from the U.S. Attorney’s Office for the Northern District of Texas. It appears the government is conducting an FCA investigation concerning allegations that DaVita Rx presented or caused to be presented false claims for payment to the government for prescription medications, as well as into the Company’s relationship with pharmaceutical manufacturers. The CID covers the period from January 1, 2006 through the present. In the spring of 2015, the Company initiated an internal compliance review of DaVita Rx during which it identified potential billing and operational issues, including potential write-offs and discounts of patient co-payment obligations, and credits to payors for returns of prescription drugs related to DaVita Rx. The Company notified the government in September 2015 that it was conducting this review of DaVita Rx and began providing regular updates of its review. Upon completion of its review, the Company filed a self-disclosure with the OIG in early February 2016 and has been working to address and update the practices it identified in the self-disclosure, some of which overlap with information requested by the U.S. Attorney’s Office. The Company does not know if the U.S. Attorney’s Office, which is part of the DOJ, knew when it served the CID on the Company that it was already in the process of developing a self-disclosure to the OIG. The OIG informed the Company in February 2016 that its submission was not accepted. They indicated that the OIG is not expressing an opinion regarding the conduct disclosed or the Company’s legal positions. The Company is cooperating with the government and is producing the requested information.
Solari Post-Acquisition Matter: In 2016, HCP Nevada disclosed to the OIG for the HHS that proper procedures for clinical and eligibility determinations may not have been followed by Las Vegas Solari Hospice (Solari), which was acquired in March 2013 and sold in September 2016 by HCP Nevada. In June 2016, the Company was notified by the OIG that the disclosure submission had been accepted into the OIG’s Self Disclosure Protocol. HCP Nevada had previously made a disclosure and repayment of overpayments to National Government Services (NGS), the Medicare Administrative Contractor for HCP Nevada, for claims submitted by Solari to the federal government prior to DMG’s acquisition of Solari and claims made to the government post-acquisition for which the sellers had certain responsibilities pursuant to a management services agreement. The Company is cooperating with the government in this matter.
2017 U.S. Attorney American Kidney Fund Investigation: On January 4, 2017, the Company was served with an administrative subpoena for records by the United States Attorney’s Office, District of Massachusetts, relating to an investigation into possible federal health care offenses. The subpoena covers the period from January 1, 2007 through the present, and seeks documents relevant to charitable patient assistance organizations, particularly the American Kidney Fund, including documents related to efforts to provide patients with information concerning the availability of charitable assistance. The Company is cooperating with the government and is producing the requested information.
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
Shareholder Claims
Peace Officers’ Annuity and Benefit Fund of Georgia Securities Class Action Civil Suit: On February 1, 2017, the Peace Officers’ Annuity and Benefit Fund of Georgia filed a putative federal securities class action complaint in the U.S. District Court for the District of Colorado against the Company and certain executives. The complaint covers the time period of August 2015 to October 2016 and alleges, generally, that the Company and its executives violated federal securities laws concerning the Company’s financial results and revenue derived from patients who received charitable premium assistance from an industry-funded non-profit organization. The complaint further alleges that the process by which patients obtained commercial insurance and received charitable premium assistance was improper and “created a false impression of DaVita’s business and

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

operational status and future growth prospects.” The Company disputes these allegations and intends to defend this action accordingly.
Blackburn Shareholder Derivative Civil Suit: On February 10, 2017, Charles Blackburn filed a derivative shareholder lawsuit in the U.S. District Court for the District of Delaware against the Company, as nominal defendant, the Board of Directors and certain executives. The complaint covers the time period from 2015 to present and alleges, generally, breach of fiduciary duty, unjust enrichment and misrepresentations and/or failures to disclose certain information in violation of the federal securities laws in the Company’s 2016 proxy statement in connection with an alleged practice to direct patients with government-subsidized health insurance into private health insurance plans to maximize the Company’s profits. The Company disputes these allegations and intends to defend this action accordingly. On April 4, 2017, the court stayed this proceeding until the resolution of the Peace Officers’ Annuity and Benefit Fund of Georgia Securities Class Action Civil Suit, whether by dismissal with prejudice or entry of final judgment.
Resolved Matters
Vainer Private Civil Suit: As previously disclosed, the Company received a subpoena for documents from the OIG relating to the pharmaceutical products Zemplar, Hectorol, Venofer, Ferrlecit and erythropoietin (EPO), as well as other related matters, covering the period from January 2003 to December 2008. The Company subsequently learned that the allegations underlying this inquiry were made as part of a civil complaint filed by relators, Daniel Barbir and Dr. Alon Vainer, pursuant to the qui tam provisions of the federal FCA. The relators also alleged that the Company’s drug administration practices for the Company’s dialysis operations for Vitamin D and iron agents from 2003 through 2010 fraudulently created unnecessary waste, which was billed to and paid for by the government. In June 2015, the Company finalized the terms of the settlement with plaintiffs, including a settlement amount of $450,000 and attorney fees and other costs of $45,000 which was paid in 2015.
2011 U.S. Attorney Medicaid Investigation: In October 2011, the Company announced that it would be receiving a request for documents, which could include an administrative subpoena from the OIG. Subsequent to the Company’s announcement of this 2011 U.S. Attorney Medicaid Investigation, the Company received a request for documents in connection with the inquiry by the U.S. Attorney’s Office for the Eastern District of New York. The request related to payments for infusion drugs covered by Medicaid composite payments for dialysis. The Company cooperated with the government and produced the requested documents. In April 2014, the Company reached an agreement in principle with the government. In March 2016, the Company finalized and executed settlement agreements with the State of New York and the DOJ, including a settlement payment of an immaterial amount.
Other Proceedings
In addition to the foregoing, from time to time the Company is subject to other lawsuits, claims, governmental investigations and audits and legal proceedings that arise due to the nature of its business, including contractual disputes, such as with payors, suppliers and others, employee-related matters and professional and general liability claims.
From time to time, the Company initiates litigation or other legal proceedings as a plaintiff arising out of contracts or other matters. In that regard, the Company had a pending lawsuit in the U.S. Court of Federal Claims against the federal government which was originally filed in May 2011. The lawsuit related to the U.S. Department of Veterans Affairs (VA) underpayment of dialysis services the Company provided from 2005 through 2011 to veterans pursuant to VA regulations. In the first quarter of 2017, we received a payment of $538,000 related to the settlement with the VA. Our consolidated entities recognized a net gain of $527,000 on this settlement. Our nonconsolidated and managed entities recognized a gain of $9,000, of which our equity investment share was $3,000. The net effect was a net increase of $530,000 to the Company's operating income.
* * *
Other than as described above, the Company cannot predict the ultimate outcomes of the various legal proceedings and regulatory matters to which the Company is or may be subject from time to time, including those described in this Note 10, or the timing of their resolution or the ultimate losses or impact of developments in those matters, which could have a material adverse effect on the Company’s revenues, earnings and cash flows. Further, any legal proceedings or regulatory matters involving the Company, whether meritorious or not, are time consuming, and often require management’s attention and result in

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

significant legal expense, and may result in the diversion of significant operational resources, or otherwise harm the Company’s business, financial results or reputation.

11.	Noncontrolling interests subject to put provisions and other commitments
The Company has potential obligations to purchase the noncontrolling interests held by third parties in several of its majority-owned and other nonconsolidated entities. These obligations are in the form of put provisions and are exercisable at the third-party owners’ discretion within specified periods as outlined in each specific put provision. If these put provisions were exercised, the Company would be required to purchase the third-party owners’ equity interests at either the appraised fair market value or a predetermined multiple of earnings or cash flow attributable to the equity interests put to the Company, which is intended to approximate fair value. The methodology the Company uses to estimate the fair values of noncontrolling interests subject to put provisions assumes the higher of either a liquidation value of net assets or an average multiple of earnings, based on historical earnings, patient mix and other performance indicators that can affect future results, as well as other factors. The estimated fair values of the noncontrolling interests subject to put provisions is a critical accounting estimate that involves significant judgments and assumptions and may not be indicative of the actual values at which the noncontrolling interests may ultimately be settled, which could vary significantly from the Company’s current estimates. The estimated fair values of noncontrolling interests subject to put provisions can fluctuate and the implicit multiple of earnings at which these noncontrolling interest obligations may be settled could vary significantly depending upon market conditions including potential purchasers’ access to the capital markets, which can impact the level of competition for dialysis and non-dialysis related businesses, the economic performance of these businesses and the restricted marketability of the third-party owners’ equity interests. The amount of noncontrolling interests subject to put provisions that employ a contractually predetermined multiple of earnings rather than fair value are immaterial.
The Company has certain other potential commitments to provide operating capital to several dialysis centers that are wholly-owned by third parties or businesses in which the Company maintains a noncontrolling equity interest as well as to physician-owned vascular access clinics or medical practices that the Company operates under management and administrative services agreements of approximately $3,441.
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
Long-term incentive program (LTIP) compensation includes both stock-based awards (principally stock-settled stock appreciation rights, restricted stock units, and performance stock units) as well as long-term performance-based cash awards. Long-term incentive compensation expense, which was primarily general and administrative in nature, was attributed to the Company’s U.S. dialysis and related lab services business, DMG business, corporate administrative support, and the other ancillary services and strategic initiatives.
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
During the three months ended March 31, 2017, the Company granted 244 stock-settled stock appreciation rights with an aggregate grant-date fair value of $3,453 and a weighted average expected life of approximately 4.1 years, and also granted 54 stock-settled restricted stock units with an aggregate grant-date fair value of $3,679 and a weighted-average expected life of approximately 2.5 years.
For the three months ended March 31, 2017 and 2016, the Company recognized $17,166 and $24,745, respectively, in total LTIP expense, of which $9,601 and $13,097, respectively, represented stock-based compensation expense for stock appreciation rights, restricted stock units, and discounted employee stock plan purchases, which are primarily included in general and administrative expense. The estimated tax benefits recorded for stock-based compensation for the three months ended March 31, 2017 and 2016 was $3,300 and $4,539, respectively. As of March 31, 2017, the Company had $91,479 of total

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

estimated but unrecognized compensation expense for outstanding LTIP awards, including $60,244 related to stock-based compensation arrangements under the Company’s equity compensation and employee stock purchase plans. The Company expects to recognize the performance-based cash component of these LTIP costs over a weighted average remaining period of 1.0 year and the stock-based component of these LTIP costs over a weighted average remaining period of 1.3 years.
For the three months ended March 31, 2017 and 2016, the Company received $1,091 and $8,668, respectively, in actual tax benefits upon the exercise of stock awards.
13.     Comprehensive income

	For the three months ended March 31, 2017				For the three months ended March 31, 2016
	Interest rate cap and swap agreements	Investment securities	Foreign currency translation adjustments	Accumulated other comprehensive (loss) income	Interest rate cap and swap agreements	Investment securities	Foreign currency translation adjustments	Accumulated other comprehensive (loss) income
Beginning balance	$(12,029)	$2,175	$(79,789)	$(89,643)	$(10,925)	$1,361	$(50,262)	$(59,826)
Unrealized (losses) gains	(5,217)	2,113	13,261	10,157	(8,951)	342	11,181	2,572
Related income tax benefit (expense)	2,029	(554)	—	1,475	3,482	(113)	—	3,369
	(3,188)	1,559	13,261	11,632	(5,469)	229	11,181	5,941
Reclassification from accumulated other comprehensive income into net income	2,070	(229)	—	1,841	761	(152)	—	609
Related income tax (expense) benefit	(805)	89	—	(716)	(296)	59	—	(237)
	1,265	(140)	—	1,125	465	(93)	—	372
Ending balance	$(13,952)	$3,594	$(66,528)	$(76,886)	$(15,929)	$1,497	$(39,081)	$(53,513)

The reclassification of net cap and swap realized losses into income are recorded as debt expense in the corresponding consolidated statements of income. See Note 9 to these condensed consolidated financial statements for further details.
The reclassification of net investment realized gains into income are recorded in other income in the corresponding consolidated statements of income. See Note 4 to these condensed consolidated financial statements for further details.

14.	Acquisitions and divestitures
Other routine acquisitions
During the three months ended March 31, 2017, the Company acquired dialysis and other businesses consisting of 12 dialysis centers located in the U.S., three dialysis centers located outside the U.S., and two other medical businesses for a total of $77,236 in net cash, $2,205 in deferred purchase price obligations, and $1,495 in earn-outs and liabilities assumed. The assets and liabilities for all of these acquisitions were recorded at their estimated fair values at the dates of the acquisitions and are included in the Company’s condensed consolidated financial statements, as are their operating results, from the designated effective dates of the acquisitions. Certain income tax amounts are pending final evaluation and quantification of any pre-acquisition tax contingencies. In addition, valuation of medical claims liabilities and certain other working capital items relating to these acquisitions are pending final quantification.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

The following table summarizes the assets acquired and liabilities assumed in these transactions and recognized at their acquisition dates at estimated fair values:

Current assets	$1,123
Property and equipment	5,604
Amortizable intangible and other long-term assets	6,173
Goodwill	78,729
Noncontrolling interests assumed	(8,052)
Deferred income taxes	(2,194)
Liabilities assumed	(447)
Aggregate purchase price	$80,936
 Amortizable intangible assets acquired during the first three months of 2017 had weighted-average estimated useful lives of five years. The majority of the intangible assets acquired during the first three months of 2017 relate to non-compete agreements having a weighted-average useful life and amortization period of five years. The total amount of goodwill deductible for tax purposes associated with these acquisitions was approximately $69,691.
Contingent earn-out obligations
The Company has several contingent earn-out obligations associated with acquisitions that could result in the Company paying the former owners of acquired companies a total of up to $13,754 if certain EBITDA, operating income performance targets or quality margins are met primarily over the next one to seven years.
Contingent earn-out obligations are remeasured to fair value at each reporting date until the contingencies are resolved with changes in the liability due to the re-measurement recorded in earnings. See Note 16 to these condensed consolidated financial statements for further details. As of March 31, 2017, the Company has estimated the fair value of these contingent earn-out obligations to be $8,565, of which a total of $4,653 is included in other liabilities and the remaining $3,912 is included in other long-term liabilities in the Company’s condensed consolidated balance sheet.
The following is a reconciliation of changes in the contingent earn-out obligations for the three months ended March 31, 2017:

Beginning balance, January 1, 2017	$9,977
Contingent earn-out obligations associated with acquisitions	1,053
Remeasurement of fair value for contingent earn-out obligations	102
Payments on contingent earn-out obligations	(2,567)
$8,565

15.	Variable interest entities
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
The analyses upon which these consolidation determinations rest are complex, involve uncertainties, and require significant judgment on various matters, some of which could be subject to different interpretations. At March 31, 2017, these condensed consolidated financial statements include total assets of VIEs of $751,805 and total liabilities and noncontrolling interests of VIEs to third parties of $411,822.
The Company also sponsors certain deferred compensation plans whose trusts qualify as VIEs and the Company consolidates each of these plans as their primary beneficiary. The assets of these plans are recorded in short-term or long-term investments with matching offsetting liabilities recorded in accrued compensation and benefits and other long-term liabilities. See Note 4 to these condensed consolidated financial statements for disclosures on the assets of these consolidated non-qualified deferred compensation plans.

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
The following table summarizes the Company’s assets, liabilities and temporary equity measured at fair value on a recurring basis as of March 31, 2017:

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Available-for-sale securities	$48,124	$48,124	$—	$—
Cash surrender value of life insurance policies	$61,444	$—	$61,444	$—
Interest rate cap agreements	$4,712	$—	$4,712	$—
Funds on deposit with third parties	$79,459	$79,459	$—	$—
Liabilities
Contingent earn-out obligations	$8,565	$—	$—	$8,565
Temporary equity
Noncontrolling interests subject to put provisions	$979,848	$—	$—	$979,848

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
The interest rate cap agreements are recorded at fair value estimated from valuation models utilizing the income approach and commonly accepted valuation techniques that use inputs from closing prices for similar assets and liabilities in active markets as well as other relevant observable market inputs at quoted intervals such as current interest rates, forward yield curves, implied volatility and credit default swap pricing. The Company does not believe the ultimate amount that could be

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

realized upon settlement of these interest rate cap agreements would be materially different from the fair value estimates currently reported. See Note 9 to these condensed consolidated financial statements for further discussion.
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
Other financial instruments consist primarily of cash, accounts receivable, accounts payable, other accrued liabilities and debt. The balances of the non-debt financial instruments are presented in the condensed consolidated financial statements at March 31, 2017 at their approximate fair values due to the short-term nature of their settlements.
The carrying balance of the Company’s senior secured credit facilities totaled $4,171,638 as of March 31, 2017, and the fair value was approximately $4,300,460 based upon quoted market prices, a level 2 input.
The carrying balance of the Company’s senior notes was $4,500,000 as of March 31, 2017 and their fair value was approximately $4,568,650, based upon quoted market prices, a level 2 input.

17.	Segment reporting
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
The Company’s separate operating segments include its U.S. dialysis and related lab services business, its DMG operations in each region, each of its ancillary services and strategic initiatives, and its consolidated international kidney care and other healthcare operations in the European and Middle Eastern, Latin America, and Asia Pacific markets, and under the Saudi Ministry of Health charter. The U.S. dialysis and related lab services business and the DMG business each qualify as separately reportable segments, and all of the other ancillary services and strategic initiatives operating segments, including the international operating segments, have been combined and disclosed in the other segments category.
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
The following is a summary of segment net revenues, segment operating margin (loss), and a reconciliation of segment operating margin to consolidated income before income taxes:

	Three months ended March 31,
	2017	2016
Segment net revenues:
U.S. dialysis and related lab services
Patient service revenues:
External sources	$2,348,901	$2,313,663
Intersegment revenues	23,760	14,308
Total dialysis and related lab services revenues	2,372,661	2,327,971
Less: Provision for uncollectible accounts	(106,770)	(104,751)
Net dialysis and related lab services patient service revenues	2,265,891	2,223,220
Other revenues(1)	5,303	3,973
Total net dialysis and related lab services revenues	2,271,194	2,227,193
DMG
DMG revenues:
Capitated revenues	889,686	866,019
Net patient service revenues	178,971	112,433
Other revenues(2)	18,269	10,335
Intersegment capitated and other revenues	59	71
Total net DMG revenues	1,086,985	988,858
Other—Ancillary services and strategic initiatives
Net patient service revenues	67,293	51,383
Capitated revenues	28,350	21,028
Other external sources	267,280	307,053
Intersegment revenues	15,302	11,827
Total ancillary services and strategic initiatives revenues	378,225	391,291
Total net segment revenues	3,736,404	3,607,342
Elimination of intersegment revenues	(39,121)	(26,206)
Consolidated net revenues	$3,697,283	$3,581,136
Segment operating margin (loss):
U.S. dialysis and related lab services(3)	$944,740	$440,055
DMG	12,308	(57,145)
Other—Ancillary services and strategic initiatives	(58,220)	(11,100)
Total segment operating margin	898,828	371,810
Reconciliation of segment operating margin to consolidated income before income taxes:
Corporate administrative support	(10,592)	(6,921)
Consolidated operating income	888,236	364,889
Debt expense	(104,429)	(102,884)
Other income, net	4,243	2,976
Consolidated income before income taxes	$788,050	$264,981

(1)
Includes management fees for providing management and administrative services to dialysis centers that are wholly-owned by third parties and legal entities in which the Company owns a noncontrolling equity investment.

(2)
Includes medical consulting service fees and management fees for providing management and administrative services to unconsolidated joint ventures, as well as revenue related to the maintenance of existing physician

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

networks.

(3)	U.S. dialysis and related lab services operating income includes the net gain on the settlement with the VA.
Depreciation and amortization expense by reportable segment is as follows:

	Three months ended March 31,
	2017	2016
U.S. dialysis and related lab services	$125,029	$116,537
DMG	57,323	46,263
Ancillary services and strategic initiatives	7,854	6,555
	$190,206	$169,355

Summary of assets by reportable segment is as follows:
Subsequent to issuance of the Company’s fiscal year 2016 consolidated financial statements and their inclusion in its Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 24, 2017 (the “2016 10-K”), the Company determined that it had misstated its disclosure of segment assets at December 31, 2016 in Note 25 to those consolidated financial statements. This misstatement resulted in an overstatement of “U.S. dialysis and related lab services” segment assets of $338,963 and a corresponding understatement of “Other - ancillary services and strategic initiatives” segment assets of the same amount.  The Company performed an assessment of the materiality of this misstatement and concluded that this misstatement as originally disclosed was not materially misleading in its 2016 consolidated financial statements taken as a whole.  The Company therefore has not amended its financial statements filed on its 2016 10-K to correct this misstatement, but has provided the corrected disclosure here.

	March 31, 2017	December 31, 2016
Segment assets
U.S. dialysis and related lab services (including equity investments of $85,769 and $66,924, respectively)	$11,744,695	$11,099,137
DMG (including equity investments of $12,579 and $10,350, respectively)	6,209,369	6,213,091
Other—Ancillary services and strategic initiatives (including equity investments of $423,500 and $425,115, respectively)	1,434,200	1,429,029
Consolidated assets	$19,388,264	$18,741,257
Expenditures for property and equipment by reportable segment is as follows:

	Three months ended March 31,
	2017	2016
U.S. dialysis and related lab services	$173,528	$133,450
DMG	27,788	20,145
Ancillary services and strategic initiatives	13,219	19,592
	$214,535	$173,187

18.	Changes in DaVita Inc.’s ownership interest in consolidated subsidiaries
The effects of changes in DaVita Inc.’s ownership interest on the Company’s equity are as follows:

	Three months ended March 31,
	2017	2016
Net income attributable to DaVita Inc.	$447,697	$97,434
Increase in paid-in capital for sales of noncontrolling interests	—	885
Decrease in paid-in capital for the purchase of noncontrolling interests and adjustments to ownership interest	(423)	(3,337)
Net transfers to noncontrolling interests	(423)	(2,452)
Net income attributable to DaVita Inc., net of transfers to noncontrolling interests	$447,274	$94,982

19.	New accounting standards
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. In July 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date. This guidance approves a one-year deferral of the effective date of ASU 2014-09. The ASU now permits the Company to adopt this standard effective January 1, 2018. Early application is permitted as of January 1, 2017. In March, April, and May 2016, the FASB issued ASU 2016-08, ASU 2016-10, ASU 2016-11, and ASU 2016-12, Revenue from Contracts with Customers (Topic 606), each of which amends the guidance in ASU 2014-09. When they become effective, these ASUs will replace most existing revenue recognition guidance in GAAP. The Company has assembled an internal revenue task force that meets regularly to discuss and evaluate the overall impact this guidance will have on various revenue streams in the condensed consolidated financial statements and related disclosures. The Company is continuing to evaluate the impact this guidance will have on its consolidated financial statements. The Company expects to adopt these ASU’s effective January 1, 2018 retrospectively with the cumulative effect of initially applying it recognized at the date of initial application (the cumulative effect method).
In January 2016, the FASB issued ASU No. 2016-01, Financial Statements - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this ASU revise accounting related to (i) the classification and measurement of investments in equity securities and (ii) the presentation of certain fair value changes for financial liabilities at fair value. The amendments in this ASU are effective for the Company beginning on January 1, 2018 and are to be applied through a cumulative effect adjustment to the statement of financial position. Early adoption is permitted under certain circumstances. The adoption of this ASU is not expected to have a material impact on the Company’s condensed consolidated financial statements when adopted on January 1, 2018.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments in this ASU revise the accounting related to lessee accounting. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for substantially all leases with lease terms in excess of twelve months. The new lease guidance also simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. The amendments in this ASU are effective for the Company beginning on January 1, 2019 and are to be applied through a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. The Company has assembled an internal lease task force that meets regularly to discuss and evaluate the overall impact of this guidance on its condensed consolidated financial statements and related disclosures, as well as the expected timing of adoption. The Company believes that the new standard will have a material impact on its condensed consolidated balance sheet but will not have a material impact on its results of operations or liquidity. The Company expects to adopt this ASU on January 1, 2019, and continues to evaluate the effect that the implementation of this ASU will have on its condensed consolidated financial statements and related disclosures.
In March 2016, the FASB issued ASU No. 2016-07, Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting. The amendments in this ASU eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments in this ASU were effective for the Company beginning on January 1, 2017 and was applied prospectively. The adoption of this ASU did not have a material impact on the Company’s condensed consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The changes required by this ASU involve several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows, and an election on estimating forfeitures. The amendments in this ASU were effective for the Company beginning January 1, 2017. The method of adoption differs for each of the topics covered by the ASU. The primary effect of this ASU for the Company is the presentation of excess tax benefits or deficiencies as a component of income tax expense within the Company's condensed consolidated statement of income rather than within additional paid-in capital on its condensed consolidated balance sheet. In addition, these excess tax benefits or deficiencies are presented as an operating activity on the condensed consolidated statement of cash flows rather than as a financing activity.
The Company elected to apply the presentation requirements for cash flows related to excess tax benefits prospectively. Additionally, the Company has elected to continue to estimate forfeitures expected to occur in determining the amount of compensation cost to be recognized each period.
The new standard may cause volatility in the Company’s effective tax rates and diluted earnings per share due to the tax effects related to share-based payments being recorded within the Company’s condensed consolidated statement of income, including a potential increase in the Company’s provision for income taxes if a significant number of outstanding stock awards are exercised at recent levels of the Company’s stock price.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The amendments in this ASU clarify how certain cash receipts and cash payments should be classified on the statement of cash flows. The new standard is effective for the Company beginning January 1, 2018 and should be applied retrospectively to all periods presented. The Company has not yet determined the effect that adoption of this ASU will have on its condensed consolidated financial statements.
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. The amendments in this ASU allow entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The current guidance does not allow recognition until the asset has been sold to an outside party. The amendments in this ASU are effective for the Company beginning on January 1, 2018 and are to be applied on a modified retrospective basis. The Company has not yet determined the effect that adoption of this ASU will have on its condensed consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendments in this ASU simplify the test for goodwill impairment by eliminating the second step in testing for goodwill impairment. The amendments in this new ASU are effective for the Company January 1, 2020 and are to be applied on a prospective basis. Early adoption is permitted after January 1, 2017. The Company early adopted this ASU as of January 1, 2017.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

20.	Condensed consolidating financial statements
The following information is presented in accordance with Rule 3-10 of Regulation S-X. The operating and investing activities of the separate legal entities included in the Company’s condensed consolidated financial statements are fully interdependent and integrated. Revenues and operating expenses of the separate legal entities include intercompany charges for management and other administrative services. The Company’s senior notes are guaranteed by substantially all of its domestic subsidiaries. The subsidiary guarantors have guaranteed the senior notes on a joint and several basis. However, a subsidiary guarantor will be released from its obligations under its guarantee of the senior notes and the indentures governing the senior notes if, in general, there is a sale or other disposition of all or substantially all of the assets of such subsidiary guarantor, including by merger or consolidation, or a sale or other disposition of all of the equity interests in such subsidiary guarantor held by the Company and its restricted subsidiaries, as defined in the indentures; such subsidiary guarantor is designated by the Company as an unrestricted subsidiary, as defined in the indentures, or otherwise ceases to be a restricted subsidiary of the Company, in each case in accordance with the indentures; or such subsidiary guarantor no longer guarantees any other indebtedness, as defined in the indentures, of the Company or any of its restricted subsidiaries, except for guarantees that are contemporaneously released. The senior notes are not guaranteed by certain of the Company’s domestic subsidiaries, any of the Company’s foreign subsidiaries, or any entities that do not constitute subsidiaries within the meaning of the indentures, such as corporations in which the Company holds capital stock with less than a majority of the voting power, joint ventures and partnerships in which the Company holds less than a majority of the equity or voting interests, non-owned entities and third parties.
Condensed Consolidating Statements of Income

		Guarantor subsidiaries	Non- Guarantor subsidiaries	Consolidating adjustments	Consolidated total
For The Three Months Ended March 31, 2017	DaVita Inc.
Patient services revenues	$—	$1,553,356	$1,098,752	$(50,730)	$2,601,378
Less: Provision for uncollectible accounts	—	(62,281)	(50,702)	—	(112,983)
Net patient service revenues	—	1,491,075	1,048,050	(50,730)	2,488,395
Capitated revenues	—	463,627	454,954	(545)	918,036
Other revenues	221,386	477,675	35,637	(443,846)	290,852
Total net revenues	221,386	2,432,377	1,538,641	(495,121)	3,697,283
Operating expenses and charges	131,910	1,880,155	1,292,103	(495,121)	2,809,047
Operating income	89,476	552,222	246,538	—	888,236
Debt expense	(102,664)	(91,401)	(13,716)	103,352	(104,429)
Other income, net	100,337	3,537	3,721	(103,352)	4,243
Income tax expense	34,093	221,421	32,251	—	287,765
Equity earnings in subsidiaries	394,641	151,704	—	(546,345)	—
Net income	447,697	394,641	204,292	(546,345)	500,285
Less: Net income attributable to noncontrolling interests	—	—	—	(52,588)	(52,588)
Net income attributable to DaVita Inc.	$447,697	$394,641	$204,292	$(598,933)	$447,697

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

		Guarantor subsidiaries	Non- Guarantor subsidiaries	Consolidating adjustments	Consolidated total
For The Three Months Ended March 31, 2016	DaVita Inc.
Patient service revenues	$—	$1,653,312	$868,037	$(39,416)	$2,481,933
Less: Provision for uncollectible accounts	—	(58,813)	(50,392)	—	(109,205)
Net patient service revenues	—	1,594,499	817,645	(39,416)	2,372,728
Capitated revenues	—	467,001	420,173	(127)	887,047
Other revenues	186,975	485,316	27,521	(378,451)	321,361
Total net revenues	186,975	2,546,816	1,265,339	(417,994)	3,581,136
Operating expenses	122,273	2,377,630	1,134,338	(417,994)	3,216,247
Operating income	64,702	169,186	131,001	—	364,889
Debt expense	(101,101)	(92,173)	(11,514)	101,904	(102,884)
Other income	98,560	4,336	1,984	(101,904)	2,976
Income tax expense	35,146	73,254	18,422	—	126,822
Equity earnings in subsidiaries	70,419	62,324	—	(132,743)	—
Net income	97,434	70,419	103,049	(132,743)	138,159
Less: Net income attributable to noncontrolling interests	—	—	—	(40,725)	(40,725)
Net income attributable to DaVita Inc.	$97,434	$70,419	$103,049	$(173,468)	$97,434

Condensed Consolidating Statements of Comprehensive Income

		Guarantor subsidiaries	Non- Guarantor subsidiaries	Consolidating adjustments	Consolidated total
For The Three Months Ended March 31, 2017	DaVita Inc.
Net income	$447,697	$394,641	$204,292	$(546,345)	$500,285
Other comprehensive (loss) income	(506)	—	13,261	—	12,755
Total comprehensive income	447,191	394,641	217,553	(546,345)	513,040
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	(52,586)	(52,586)
Comprehensive income attributable to DaVita Inc.	$447,191	$394,641	$217,553	$(598,931)	$460,454

		Guarantor subsidiaries	Non- Guarantor subsidiaries	Consolidating adjustments	Consolidated total
For The Three Months Ended March 31, 2016	DaVita Inc.
Net income	$97,434	$70,419	$103,049	$(132,743)	$138,159
Other comprehensive (loss) income	(4,868)	—	11,181	—	6,313
Total comprehensive income	92,566	70,419	114,230	(132,743)	144,472
Less: comprehensive income attributable to the noncontrolling interests	—	—	—	(40,725)	(40,725)
Comprehensive income attributable to DaVita Inc.	$92,566	$70,419	$114,230	$(173,468)	$103,747

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

Condensed Consolidating Balance Sheets

		Guarantor subsidiaries	Non- Guarantor subsidiaries	Consolidating adjustments	Consolidated total
As of March 31, 2017	DaVita Inc.
Cash and cash equivalents	$1,078,071	$74,633	$319,528	$—	$1,472,232
Accounts receivable, net	—	1,216,764	683,797	—	1,900,561
Other current assets	339,626	814,917	76,564	—	1,231,107
Total current assets	1,417,697	2,106,314	1,079,889	—	4,603,900
Property and equipment, net	347,805	1,664,888	1,158,506	—	3,171,199
Intangible assets, net	421	1,448,086	38,522	—	1,487,029
Investments in subsidiaries	10,231,471	2,334,152	—	(12,565,623)	—
Intercompany receivables	2,840,305	—	1,158,246	(3,998,551)	—
Other long-term assets and investments	45,042	87,414	541,210	—	673,666
Goodwill	—	7,858,841	1,593,629	—	9,452,470
Total assets	$14,882,741	$15,499,695	$5,570,002	$(16,564,174)	$19,388,264
Current liabilities	$557,557	$1,697,937	$558,083	$—	$2,813,577
Intercompany payables	—	2,337,683	1,660,868	(3,998,551)	—
Long-term debt and other long-term liabilities	8,599,938	1,232,604	421,706	—	10,254,248
Noncontrolling interests subject to put provisions	585,317	—	—	394,531	979,848
Total DaVita Inc. shareholder's equity	5,139,929	10,231,471	2,334,152	(12,565,623)	5,139,929
Noncontrolling interests not subject to put provisions	—	—	595,193	(394,531)	200,662
Total equity	5,139,929	10,231,471	2,929,345	(12,960,154)	5,340,591
Total liabilities and equity	$14,882,741	$15,499,695	$5,570,002	$(16,564,174)	$19,388,264

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

		Guarantor subsidiaries	Non- Guarantor subsidiaries	Consolidating adjustments	Consolidated total
As of December 31, 2016	DaVita Inc.
Cash and cash equivalents	$549,921	$59,192	$304,074	$—	$913,187
Accounts receivable, net	—	1,215,232	702,070	—	1,917,302
Other current assets	277,911	736,727	135,101	—	1,149,739
Total current assets	827,832	2,011,151	1,141,245	—	3,980,228
Property and equipment, net	337,200	1,689,798	1,148,369	—	3,175,367
Intangible assets, net	487	1,491,057	36,223	—	1,527,767
Investments in subsidiaries	9,717,728	2,002,660	—	(11,720,388)	—
Intercompany receivables	3,250,692	—	866,955	(4,117,647)	—
Other long-term assets and investments	39,994	86,710	523,874	—	650,578
Goodwill	—	7,838,984	1,568,333	—	9,407,317
Total assets	$14,173,933	$15,120,360	$5,284,999	$(15,838,035)	$18,741,257
Current liabilities	$303,840	$1,865,193	$527,412	$—	$2,696,445
Intercompany payables	—	2,322,124	1,795,523	(4,117,647)	—
Long-term debt and other long-term liabilities	8,614,445	1,215,315	392,053	—	10,221,813
Noncontrolling interests subject to put provisions	607,601	—	—	365,657	973,258
Total DaVita Inc. shareholder's equity	4,648,047	9,717,728	2,002,660	(11,720,388)	4,648,047
Noncontrolling interests not subject to put provisions	—	—	567,351	(365,657)	201,694
Total equity	4,648,047	9,717,728	2,570,011	(12,086,045)	4,849,741
Total liabilities and equity	$14,173,933	$15,120,360	$5,284,999	$(15,838,035)	$18,741,257

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

Condensed Consolidating Statements of Cash Flows

		Guarantor subsidiaries	Non- Guarantor subsidiaries	Consolidating adjustments	Consolidated total
For The Three Months Ended March 31, 2017	DaVita Inc.
Cash flows from operating activities:
Net income	$447,697	$394,641	$204,292	$(546,345)	$500,285
Changes in operating assets and liabilities and non-cash items included in net income	(149,767)	(131,683)	99,994	546,345	364,889
Net cash provided by operating activities	297,930	262,958	304,286	—	865,174
Cash flows from investing activities:
Additions of property and equipment, net	(30,580)	(133,909)	(50,046)	—	(214,535)
Acquisitions	—	(70,237)	(6,999)	—	(77,236)
Proceeds from asset and business sales	—	46,612	—	—	46,612
(Purchases) proceeds from investment sales and other items, net	(54,150)	(1,976)	51,273	—	(4,853)
Net cash used in investing activities	(84,730)	(159,510)	(5,772)	—	(250,012)
Cash flows from financing activities:
Long-term debt and related financing costs, net	(27,504)	(4,616)	(4,021)	—	(36,141)
Intercompany borrowing (payments)	339,124	(82,592)	(256,532)	—	—
Other items	3,330	(799)	(25,327)	—	(22,796)
Net cash provided by (used in) financing activities	314,950	(88,007)	(285,880)	—	(58,937)
Effect of exchange rate changes on cash	—	—	2,820	—	2,820
Net increase in cash and cash equivalents	528,150	15,441	15,454	—	559,045
Cash and cash equivalents at beginning of period	549,921	59,192	304,074	—	913,187
Cash and cash equivalents at end of period	$1,078,071	$74,633	$319,528	$—	$1,472,232

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

		Guarantor subsidiaries	Non- Guarantor subsidiaries	Consolidating adjustments	Consolidated total
For The Three Months Ended March 31, 2016	DaVita Inc.
Cash flows from operating activities:
Net income	$97,434	$70,419	$103,049	$(132,743)	$138,159
Changes in operating assets and liabilities and non-cash items included in net income	(18,699)	217,405	(40,606)	132,743	290,843
Net cash provided by operating activities	78,735	287,824	62,443	—	429,002
Cash flows from investing activities:
Additions of property and equipment, net	(16,865)	(86,055)	(70,267)	—	(173,187)
Acquisitions	—	(400,093)	(5,061)	—	(405,154)
Proceeds from asset and business sales	—	4,657	—	—	4,657
(Purchases) proceeds from investment sales and other items, net	23,387	(7,438)	3,424	—	19,373
Net cash provided by (used in) investing activities	6,522	(488,929)	(71,904)	—	(554,311)
Cash flows from financing activities:
Long-term debt and related financing costs, net	(21,247)	(1,977)	(1,347)	—	(24,571)
Intercompany borrowing (payments)	(315,986)	167,702	148,284	—	—
Other items	(267,551)	(756)	(40,219)	—	(308,526)
Net cash provided by (used in) financing activities	(604,784)	164,969	106,718	—	(333,097)
Effect of exchange rate changes on cash	—	—	717	—	717
Net increase in cash and cash equivalents	(519,527)	(36,136)	97,974	—	(457,689)
Cash and cash equivalents at beginning of period	1,186,636	109,357	203,123	—	1,499,116
Cash and cash equivalents at end of period	$667,109	$73,221	$301,097	$—	$1,041,427

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

21.	Supplemental data
The following information is presented as supplemental data as required by the indentures governing the Company’s senior notes.
Condensed Consolidating Statements of Income

	Consolidated Total	Physician Groups	Unrestricted Subsidiaries	Company and Restricted Subsidiaries(1)
For The Three Months Ended March 31, 2017
Patient service operating revenues	$2,601,378	$133,537	$—	$2,467,841
Less: Provision for uncollectible accounts	(112,983)	(3,725)	—	(109,258)
Net patient service operating revenues	2,488,395	129,812	—	2,358,583
Capitated revenues	918,036	384,262	—	533,774
Other revenues	290,852	9,851	—	281,001
Total net operating revenues	3,697,283	523,925	—	3,173,358
Operating expenses	2,809,047	500,390	(166)	2,308,823
Operating income	888,236	23,535	166	864,535
Debt expense, including refinancing charges	(104,429)	(1,450)	—	(102,979)
Other income	4,243	35	—	4,208
Income tax expense	287,765	18,594	66	269,105
Net income (loss)	500,285	3,526	100	496,659
Less: Net income attributable to noncontrolling interests	(52,588)	—	—	(52,588)
Net income (loss) attributable to DaVita Inc.	$447,697	$3,526	$100	$444,071

(1)	After elimination of the unrestricted subsidiaries and the physician groups.

Condensed Consolidating Statements of Comprehensive Income

	Consolidated Total	Physician Groups	Unrestricted Subsidiaries	Company and Restricted Subsidiaries(1)
For The Three Months Ended March 31, 2017
Net income (loss)	$500,285	$3,526	$100	$496,659
Other comprehensive loss	12,755	—	—	12,755
Total comprehensive income (loss)	513,040	3,526	100	509,414
Less: comprehensive income attributable to the noncontrolling interests	(52,586)	—	—	(52,586)
Comprehensive income (loss) attributable to DaVita Inc.	$460,454	$3,526	$100	$456,828

(1)	After elimination of the unrestricted subsidiaries and the physician groups.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

Condensed Consolidating Balance Sheets

	Consolidated Total	Physician Groups	Unrestricted Subsidiaries	Company and Restricted Subsidiaries(1)
As of March 31, 2017
Cash and cash equivalents	$1,472,232	$99,086	$—	$1,373,146
Accounts receivable, net	1,900,561	202,006	—	1,698,555
Other current assets	1,231,107	14,819	—	1,216,288
Total current assets	4,603,900	315,911	—	4,287,989
Property and equipment, net	3,171,199	1,268	—	3,169,931
Amortizable intangibles, net	1,487,029	4,576	—	1,482,453
Other long-term assets	673,666	81,419	2,880	589,367
Goodwill	9,452,470	16,796	—	9,435,674
Total assets	$19,388,264	$419,970	$2,880	$18,965,414
Current liabilities	$2,813,577	$204,998	$—	$2,608,579
Payables to parent	—	61,723	2,880	(64,603)
Long-term debt and other long-term liabilities	10,254,248	45,226	—	10,209,022
Noncontrolling interests subject to put provisions	979,848	—	—	979,848
Total DaVita Inc. shareholders’ equity	5,139,929	108,023	—	5,031,906
Noncontrolling interests not subject to put provisions	200,662	—	—	200,662
Shareholders’ equity	5,340,591	108,023	—	5,232,568
Total liabilities and shareholder’s equity	$19,388,264	$419,970	$2,880	$18,965,414

(1)	After elimination of the unrestricted subsidiaries and the physician groups.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

Condensed Consolidating Statements of Cash Flows

	Consolidated Total	Physician Groups	Unrestricted Subsidiaries	Company and Restricted Subsidiaries(1)
For The Three Months Ended March 31, 2017
Cash flows from operating activities:
Net income	$500,285	$3,526	$100	$496,659
Changes in operating and intercompany assets and liabilities and non-cash items included in net income	364,889	(14,847)	(100)	379,836
Net cash provided by (used in) operating activities	865,174	(11,321)	—	876,495
Cash flows from investing activities:
Additions of property and equipment	(214,535)	(10)	—	(214,525)
Acquisitions and divestitures, net	(77,236)	—	—	(77,236)
Proceeds from discontinued operations	46,612	—	—	46,612
Investments and other items	(4,853)	(946)	—	(3,907)
Net cash used in investing activities	(250,012)	(956)	—	(249,056)
Cash flows from financing activities:
Long-term debt	(36,141)	—	—	(36,141)
Intercompany	—	6,672	—	(6,672)
Other items	(22,796)	—	—	(22,796)
Net cash (used in) provided by financing activities	(58,937)	6,672	—	(65,609)
Effect of exchange rate changes on cash	2,820	—	—	2,820
Net increase (decrease) in cash	559,045	(5,605)	—	564,650
Cash and cash equivalents at beginning of period	913,187	104,691	—	808,496
Cash and cash equivalents at end of period	$1,472,232	$99,086	$—	$1,373,146

(1)	After elimination of the unrestricted subsidiaries and the physician groups.

22.	Subsequent events
On May 1, 2017, the Company completed its acquisition of 100% of the interest in Colorado-based Renal Ventures Management, LLC (Renal Ventures) for approximately $360,000 in cash, subject to certain post-closing adjustments. Renal Ventures operates 38 outpatient dialysis centers in six states. As a part of this transaction, the Company was required to divest seven outpatient dialysis centers.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-looking statements
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking statements within the meaning of the federal securities laws. All statements that do not concern historical facts are forward-looking statements and include, among other things, statements about our expectations, beliefs, intentions and/or strategies for the future. These forward-looking statements include statements regarding our future operations, financial condition and prospects, including the expected impact of the policy change for Medicaid patients seeking Affordable Care Act (ACA) plans, including on our future operating income and other impacts of this policy change, expectations for treatment growth rates, revenue per treatment, expense growth, levels of the provision for uncollectible accounts receivable, operating income, cash flow, operating cash flow, estimated tax rates, estimated charges and accruals, capital expenditures, the development of new dialysis centers and dialysis center acquisitions, government and commercial payment rates, revenue estimating risk and the impact of our level of indebtedness on our financial performance, and including earnings per share. These statements involve substantial known and unknown risks and uncertainties that could cause our actual results to differ materially from those described in the forward-looking statements, including risks resulting from the concentration of profits generated by higher-paying commercial payor plans for which there is continued downward pressure on average realized payment rates, and a reduction in the number of patients under such plans, which may result in the loss of revenues or patients, and the extent to which the ongoing implementation of healthcare exchanges or changes in regulations or enforcement of regulations, including among other things those regarding the exchanges results in a reduction in reimbursement rates for our services from and/or the number of patients enrolled in higher-paying commercial plans, a reduction in government payment rates under the Medicare ESRD program or other government-based programs, the impact of the Medicare Advantage benchmark structure, risks arising from potential federal and/or state legislation or regulation that could have an adverse effect on our operations and profitability, the impact of the 2016 Congressional and Presidential elections on the current health care marketplace and on our business, including with respect to the future of the ACA, the exchanges, and many other core aspects of the current health care marketplace, changes in pharmaceutical or anemia management practice patterns, payment policies, or pharmaceutical pricing, legal compliance risks, including our continued compliance with complex government regulations and the provisions of our current Corporate Integrity Agreement (CIA), and current or potential investigations by various government entities and related government or private-party proceedings, the restrictions on our business and operations required by the CIA and other settlement terms, and the financial impact thereof, continued increased competition from large- and medium-sized dialysis providers that compete directly with us, our ability to maintain contracts with physician medical directors, changing affiliation models for physicians, and the emergence of new models of care introduced by the government or private sector that may erode our patient base and reimbursement rates such as Accountable Care Organizations (ACOs), independent practice associations (IPAs) and integrated delivery systems, our ability to complete acquisitions, mergers or dispositions that we might be considering or announce, or to integrate and successfully operate any business we may acquire or have acquired, including DaVita Medical Group (DMG), or to expand our operations and services to markets outside the U.S., or to businesses outside of dialysis and DMG’s business, the variability of our cash flows, the risk that we might invest material amounts of capital and incur significant costs in connection with the growth and development of our international operations, yet we might not be able to operate them profitably anytime soon, if at all, risks arising from the use of accounting estimates, judgments and interpretations in our financial statements, the risk that laws regulating the corporate practice of medicine could restrict the manner in which DMG conducts its business, the risk that the cost of providing services under DMG’s agreements may exceed our compensation, the risk that reductions in reimbursement rates, including Medicare Advantage rates, and future regulations may negatively impact DMG’s business, revenue and profitability, the risk that DMG may not be able to successfully establish a presence in new geographic regions or successfully address competitive threats that could reduce its profitability, the risk that a disruption in DMG’s healthcare provider networks could have an adverse effect on DMG’s business operations and profitability, the risk that reductions in the quality ratings of health maintenance organization plan customers of DMG could have an adverse effect on DMG’s business, or the risk that health plans that acquire health maintenance organizations may not be willing to contract with DMG or may be willing to contract only on less favorable terms, and the other risk factors set forth in Part II, Item 1A. of this Quarterly Report on Form 10-Q. We base our forward-looking statements on information currently available to us, and we undertake no obligation to update or revise any forward-looking statements, whether as a result of changes in underlying factors, new information, future events or otherwise.
The following should be read in conjunction with our condensed consolidated financial statements.

Consolidated results of operations
We operate two major divisions, DaVita Kidney Care (Kidney Care) and DaVita Medical Group (DMG, formerly known as HealthCare Partners or HCP). Our Kidney Care division is comprised of our U.S. dialysis and related lab services business, our ancillary services and strategic initiatives, including our international dialysis operations, and our corporate administrative support. Our DMG division is comprised of our integrated healthcare business.
Our largest major line of business is our U.S. dialysis and related lab services, which is a leading provider of kidney dialysis services in the U.S. for patients suffering from ESRD. Our other major line of business, DMG, is a patient- and physician-focused integrated health care delivery and management company. All references to dialysis and related lab services refer only to U.S. dialysis and related lab services business.
The following is a summary of our consolidated operating results for the first quarter of 2017 compared with the prior sequential quarter and the same quarter of 2016.

	Three months ended
	March 31, 2017		December 31, 2016		March 31, 2016
	(dollar amounts rounded to nearest million)
Net revenues:
Patient service revenues	$2,601		$2,645		$2,482
Less: Provision for uncollectible accounts	(113)		(115)		(109)
Net patient service revenues	2,488		2,530		2,373
Capitated revenues	918		865		887
Other revenues	291		321		321
Total consolidated net revenues	3,697	100%	3,716	100%	3,581	100%
Operating expenses and charges:
Patient care costs	2,723	73%	2,696	73%	2,582	72%
General and administrative	392	11%	413	11%	386	11%
Depreciation and amortization	190	5%	189	5%	169	5%
Provision for uncollectible accounts	2	—	2	—	3	—
Equity investment (income)	(4)	—	(8)	—	(1)	—
Goodwill and asset impairment charges	39	1%	43	1%	77	2%
Gain on changes in ownership interests	(6)	—	—	—	—	—
Gain on settlement, net	(527)	(14)%	—	—	—	—
Total operating expenses and charges	2,809	77%	3,335	90%	3,216	90%
Operating income	$888	24%	$381	10%	$365	10%
Certain columns, rows or percentages may not add or recalculate due to the use of rounded numbers.

The following table summarizes consolidated net revenues for our Kidney Care division and our DMG division:

	Three months ended
	March 31, 2017	December 31, 2016	March 31, 2016
	(dollar amounts rounded to nearest million)
Net revenues:
Kidney Care:
U.S. dialysis and related lab services patient service revenues	$2,373	$2,427	$2,328
Less: Provision for uncollectible accounts	(107)	(109)	(105)
U.S. dialysis and related lab services net patient service revenues	2,266	2,318	2,223
Other revenues	5	5	4
Total net U.S. dialysis and related lab services revenues	2,271	2,323	2,227
Other—Ancillary services and strategic initiatives	283	313	319
Other—Capitated revenues	28	20	21
Other—Ancillary services and strategic initiatives net patient service revenues (less provision for uncollectible accounts)	67	63	51
Total net other-ancillary services and strategic initiatives revenues	378	396	391
Elimination of intersegment and division revenues	(39)	(40)	(26)
Total Kidney Care net revenues	2,610	2,679	2,592
DMG:
DMG capitated revenues	890	845	866
DMG net patient service revenues (less provision for uncollectible accounts)	179	173	112
Other revenues	18	19	11
Total net DMG revenues	1,087	1,037	989
Total consolidated net revenues	$3,697	$3,716	$3,581
Certain columns, rows or percentages may not add or recalculate due to the use of rounded numbers.

The following table summarizes consolidated operating income and adjusted consolidated operating income:

	Three months ended
	March 31, 2017	December 31, 2016	March 31, 2016
	(dollar amounts rounded to nearest million)
Operating income (loss):
Kidney Care:
U.S. dialysis and related lab services	$945	$436	$440
Other—Ancillary services and strategic initiatives
U.S. ancillary services and strategic initiatives	(53)	(59)	(1)
International	(5)	(14)	(10)
	(58)	(73)	(11)
Corporate administrative support	(11)	(4)	(7)
Total Kidney Care operating income	876	359	422
DMG	12	22	(57)
Total consolidated operating income	888	381	365
Reconciliation of non-GAAP measures:
Add:
Goodwill impairment charges	24	28	77
Impairment of assets	15	—	—
Impairment of minority equity investment	—	15	—
Accrual for legal matters	—	16	16
Reduction in a receivable associated with the DMG acquisition escrow provision	—	4	—
Less:
Gain on settlement, net	(527)	—	—
Equity investment income related to gain on settlement	(3)	—	—
Gain on ownership changes	(6)	—	—
Adjusted consolidated operating income(1)	$392	$445	$458
Certain columns, rows or percentages may not add or recalculate due to the use of rounded numbers.

(1)
For the three months ended March 31, 2017, we have excluded the adjustment to the gain of $6 million on changes in ownership interest resulting from the formation of the Asia Pacific dialysis joint venture (APAC JV), the net gain on the settlement with the VA of $530 million, a goodwill impairment charge of $24 million related to our vascular access reporting unit, and an asset impairment of $15 million related to the restructuring of our pharmacy business. For the three months ended December 31, 2016, we have excluded the goodwill impairment charge of $28 million related to our vascular access reporting unit, an impairment of $15 million related to a minority equity investment, estimated accruals for legal matters of $16 million, and an adjustment to reduce a receivable associated with the DMG acquisition escrow provision relating to an income tax item of $4 million. For the three months ended March 31, 2016, we have excluded a goodwill impairment charge of $77 million related to a DMG reporting unit and an estimated accrual for legal matters of $16 million. These are non-GAAP measures and are not intended as substitutes for the GAAP equivalent measures. We have presented these adjusted amounts because management believes that these presentations enhance a user’s understanding of our normal consolidated operating income by excluding certain items which we do not believe are indicative of our ordinary results of operations. As a result, adjusting for these amounts allows for comparison to our normal prior period results.

Consolidated net revenues
Consolidated net revenues for the first quarter of 2017 decreased by approximately $19 million, or 0.5%, as compared to the fourth quarter of 2016. The decrease in consolidated net revenues was primarily due to a decrease of approximately $52 million in U.S. dialysis and related lab services’ net revenues, principally due to a decrease in our average revenue per treatment of approximately $3 and a decrease in treatments due to two less treatment days during the three months ended March 31, 2017, as discussed below. Consolidated net revenues benefited from an increase of $50 million in DMG net revenues. The increase in revenues was primarily driven by the conversion of existing contracts from shared risk to global risk, an increase in senior capitated revenues, and an increase in fee-for-service (FFS) revenues from acquisitions, as described below. In addition, consolidated net revenues were negatively impacted by a decrease of $18 million in our ancillary and strategic initiatives net revenues, primarily related to a decrease in volume related to our pharmaceutical business, partially offset by an increase in VillageHealth special needs plans revenues, and growth in our international operations.
Consolidated net revenues for the first quarter of 2017 increased by approximately $116 million, or 3.2%, as compared to the first quarter of 2016. The increase in consolidated net revenues was due to an increase of $44 million in the U.S. dialysis and related lab services’ net revenues, primarily as a result of higher volume from acquired and non-acquired treatment growth, partially offset by a decrease in our average dialysis revenue per treatment of approximately $2, as discussed below. The increase in consolidated net revenues also resulted from an increase in DMG net revenues of $98 million, primarily due to acquisition related growth, the conversion of existing contracts from shared risk to global risk, and an increase in senior capitated revenues, as described below. Consolidated net revenues was negatively impacted by a decrease of approximately $13 million in our ancillary services and strategic initiatives net revenues, primarily due to a decrease in volume in our pharmaceutical business, partially offset by an increase in VillageHealth special needs plans revenues, and growth in our international operations.
Consolidated operating income
Consolidated operating income for the first quarter of 2017, which includes an adjustment to the gain on the APAC JV ownership change of $6 million, a net gain on settlement of $530 million, a goodwill impairment charge of $24 million related to our vascular access reporting unit, and an asset impairment of $15 million related to the restructuring of our pharmacy business, as discussed below, increased by approximately $507 million as compared to the fourth quarter of 2016, which included goodwill and impairment charges of $28 million related to our vascular access reporting unit, an impairment of $15 million related to a minority equity investment, estimated accruals for legal matters of $16 million, and an adjustment to reduce receivables associated with the DMG acquisition escrow provision relating to an income tax item of $4 million. Excluding these items from their respective quarters, adjusted consolidated operating income for the first quarter of 2017 would have decreased by $53 million. Adjusted consolidated operating income decreased due to a decrease in adjusted operating income in U.S. dialysis and related lab services of $21 million, a decrease in operating income of $10 million related to DMG and an increase in adjusted operating losses in our ancillary and strategic initiatives of $11 million, as described below.
Consolidated operating income for the first quarter of 2017, which includes an adjustment to the gain on the APAC JV ownership change of $6 million and a net gain on settlement of $530 million, a goodwill impairment charge of $24 million related to our vascular access reporting unit, and an asset impairment of $15 million related to the restructuring of our pharmacy business, as discussed below, increased by $523 million as compared to the first quarter in 2016, which included a goodwill impairment charge related to a DMG reporting unit of $77 million and an estimated accrual for legal matters of $16 million. Excluding these items from their respective quarters, adjusted consolidated operating income for the first quarter of 2017 would have decreased by $66 million. Adjusted consolidated operating income decreased due to a decrease in adjusted operating income in U.S. dialysis and related lab services of $25 million, a decrease in adjusted operating income of $24 million related to DMG and an increase in adjusted operating losses in our ancillary and strategic initiatives of $14 million, as described below.

U.S. dialysis and related lab services business
Results of operations

	Three months ended
	March 31, 2017	December 31, 2016	March 31, 2016
	(dollar amounts rounded to nearest million, except per treatment data)
Net revenues:
Dialysis and related lab services patient service revenues	$2,373	$2,427	$2,328
Less: Provision for uncollectible accounts	(107)	(109)	(105)
Dialysis and related lab services net patient service revenues	2,266	2,318	2,223
Other revenues	5	5	4
Total net dialysis and related lab services revenues	2,271	2,323	2,227
Operating expenses and charges:
Patient care costs	1,548	1,568	1,496
General and administrative	188	199	179
Depreciation and amortization	125	124	116
Gain on settlement, net	(527)	—	—
Equity investment income	(8)	(4)	(4)
Total operating expenses and charges	1,326	1,887	1,787
Operating income	945	436	440
Reconciliation of non-GAAP measures:
Gain on settlement, net	(527)	—	—
Equity investment income related to gain on settlement	(3)	—	—
Adjusted operating income(1)	$415	$436	$440
Dialysis treatments	6,804,384	6,889,069	6,639,874
Average dialysis treatments per treatment day	88,369	87,203	85,236
Average dialysis and related lab services revenue per treatment	$349	$352	$351
Certain columns, rows or percentages may not add or recalculate due to the use of rounded numbers.

(1)
For the three months ended March 31, 2017, we have excluded the net gain on the settlement with the VA of $530 million. This is a non-GAAP measure and is not intended as a substitute for the GAAP equivalent measure. We have presented this adjusted amount because management believes that this presentation enhances a user’s understanding of our normal operating income by excluding an item which we do not believe is indicative of our ordinary results of operations. As a result, adjusting for this amount allows for a more meaningful comparison to our prior period results.

Net revenues
Dialysis and related lab services’ net revenues for the first quarter of 2017 decreased by approximately $52 million, or 2.2%, as compared to the fourth quarter of 2016. The decrease in dialysis and related lab services’ net revenues was due to a decrease in the number of treatments and a decrease in our average revenue per treatment of approximately $3. The decrease in the number of treatments was primarily due to two less treatment days during the three months ended March 31, 2017, as compared to the prior quarter. The decrease in our average dialysis revenue per treatment was primarily due to a decrease in our commercial payor mix, including exchange payors.
Dialysis and related lab services’ net revenues for the first quarter of 2017 increased by approximately $44 million, or 2.0%, as compared to the first quarter of 2016. The increase in net revenues was principally due to volume growth from additional treatments, partially offset by a decrease in our average dialysis revenue per treatment of approximately $2. The increase in the number of treatments was primarily attributable to acquired and non-acquired treatment growth, partially offset by one less treatment day during the three months ended March 31, 2017, as compared to the three months ended March 31,

2016. The decrease in our average dialysis revenue per treatment was primarily due to a decrease in our commercial payor mix, including exchange payors.
Provision for uncollectible accounts. The provision for uncollectible accounts receivable for dialysis and related lab services was 4.5% for the first quarter of 2017 and the fourth and first quarters of 2016. Based upon our historical cash collection experience and trends, we assess the provision for uncollectible accounts and adjust the provision as necessary as a result of changes in our cash collections.
Operating expenses and charges
Patient care costs. Dialysis and related lab services’ patient care costs of approximately $227 per treatment for the first quarter of 2017 decreased by approximately $1 per treatment as compared to the fourth quarter of 2016. The decrease was primarily attributable to a decrease in pharmaceutical costs due to a reduction in price and a decrease in profit sharing expense, partially offset by an increase in pharmaceutical intensity, an increase in labor and benefits costs due to a decrease in productivity and an increase in other direct operating expenses associated with our dialysis centers.
Dialysis and related lab services’ patient care costs per treatment for the first quarter of 2017 increased by approximately $2 per treatment as compared to the first quarter of 2016. The increase was primarily attributable to an increase in other direct operating expenses associated with our dialysis centers and an increase in labor and benefits costs due to a decrease in productivity. These increases were partially offset by a decrease in pharmaceutical costs and intensity, and a decrease in profit sharing expense.
General and administrative expenses. Dialysis and related lab services’ general and administrative expenses of approximately $188 million in the first quarter of 2017 decreased by approximately $11 million as compared to the fourth quarter of 2016. The decrease in general and administrative expenses was primarily due to a decrease in management meeting and travel expenses. In addition, long-term incentive compensation expense and profit sharing expense decreased. These decreases were partially offset by an increase in labor and benefits costs.
Dialysis and related lab services’ general and administrative expenses for the first quarter of 2017 increased by approximately $9 million as compared to the first quarter of 2016. This increase was primarily due to an increase in labor and benefits costs, occupancy and legal costs, partially offset by a decrease in long-term incentive compensation expense and profit sharing expense.
Depreciation and amortization. Depreciation and amortization for dialysis and related lab services was approximately $125 million for the first quarter of 2017, $124 million for the fourth quarter of 2016, and $116 million for the first quarter of 2016. The increase in depreciation and amortization in the first quarter of 2017, as compared to the fourth and the first quarters of 2016, was primarily due to growth in newly developed centers and from acquired centers, as well as technology investments in our clinical network.
Equity investment income. Equity investment income for dialysis and related lab services was approximately $8 million for the first quarter of 2017 and $4 million the first and fourth quarters of 2016, as well as the first quarter of 2016. The increase was primarily due to an increase in profitability of certain joint ventures and the equity investment income recognized related to the gain on settlement with the VA of approximately $3 million.
Gain on settlement, net. During first quarter of 2017 we reached an agreement with the government for amounts owed to us for dialysis services provided from 2005 through 2011 to patients covered by the VA. As a result of this settlement we recognized a one time net gain of $527 million.
Accounts receivable
Our dialysis and related lab services’ accounts receivable balances, net of the provision for uncollectible accounts, were $1.335 billion and $1.358 billion at March 31, 2017 and December 31, 2016, respectively, which represented approximately 54 days and 55 days, respectively. Our day sales outstanding (DSO) decreased one day due to improvements in our cash collections, as compared to the fourth quarter of 2016. Our DSO calculation is based on the current quarter’s average revenues per day. There were no significant changes during the first quarter of 2017 from the fourth quarter of 2016 in the amount of unreserved accounts receivable over one year old or the amounts pending approval from third-party payors.

Segment operating income
Dialysis and related lab services’ operating income for the first quarter of 2017, which includes a net gain on the settlement with the VA of $530 million, increased by approximately $509 million as compared to the fourth quarter of 2016. Excluding the net gain on the settlement with the VA, operating income would have decreased by $21 million. The decrease in operating income was primarily due to a decrease in our average dialysis revenue per treatment of approximately $3 due to a decline in our commercial payor mix and a decrease in treatments due to two less treatment days in the three months ended March 31, 2017, compared to the prior quarter. Operating income was also negatively impacted by an increase in pharmaceutical intensity, labor and benefits costs and other direct operating expenses associated with our dialysis centers. Operating income benefited from a decrease in management meeting and travel expenses, a reduction in long-term incentive compensation expense, as well as, in profit sharing expense, and a decrease in pharmaceutical costs, as discussed above.
Dialysis and related lab services’ operating income for the first quarter of 2017, which includes a net gain on the settlement with the VA of $530 million, increased by approximately $505 million as compared to the first quarter of 2016. Excluding the net gain on the settlement with the VA, operating income would have decreased by $25 million. This decrease in adjusted operating income was due to a decrease in our average dialysis revenue per treatment of approximately $2 due to a decline in our commercial payor mix and one less treatment day during the three months ended March 31, 2017, as compared to the three months ended March 31, 2016. Operating income also was negatively impacted by an increase in other direct operating expenses associated with our dialysis centers, higher labor and benefits costs and increased occupancy and legal costs. Operating income benefited from an increase in volume growth from additional treatments, a decrease in pharmaceutical costs and intensity, as well as, a decrease in profit sharing expense and in long-term incentive compensation expense.
DMG business
Results of operations

	Three months ended
	March 31, 2017	December 31, 2016	March 31, 2016
	(dollar amounts rounded to nearest millions)
Net revenues:
DMG capitated revenue	$890	$845	$866
Patient service revenue	185	179	116
Less: Provision for uncollectible accounts	(6)	(6)	(4)
Net patient service revenue	179	173	112
Other revenues	18	19	11
Total net revenues	1,087	1,037	989
Operating expenses:
Patient care costs	892	834	794
General and administrative expense	129	123	127
Depreciation and amortization	57	58	46
Goodwill impairment charges	—	—	77
Equity investment (income) loss	(3)	—	2
Total expenses	1,075	1,015	1,046
Operating income (loss)	12	22	(57)
Reconciliation of non-GAAP:
Add:
Goodwill impairment charges	—	—	77
Accrual for legal matters	—	—	16
Adjusted operating income(1)	$12	$22	$36
Certain columns, rows or percentages may not add or recalculate due to the use of rounded numbers.

(1)
For the three months ended March 31, 2016, we have excluded the goodwill impairment charges of $77 million and an estimated accrual for legal matters of $16 million. These are non-GAAP measures and are not intended as substitutes for the GAAP equivalent measures. We have presented these adjusted amounts because management believes that these presentations enhance a user’s understanding of our normal operating income by excluding certain items which we do not believe are indicative of our ordinary results of operations. As a result, adjusting for these amounts allows for comparison to our normal prior period results.
Capitated membership information
The following table provides (i) the total number of capitated members to whom DMG provided healthcare services and (ii) the aggregate member months. Member months represent the aggregate number of months of healthcare services DMG has provided to capitated members during a period of time:

	Members at			Member months for
				Three months ended
	March 31, 2017	December 31, 2016	March 31, 2016	March 31, 2017	December 31, 2016	March 31, 2016
Payor classification:
Senior	306,600	305,200	325,800	920,200	913,300	975,300
Commercial	329,000	338,300	347,300	995,900	1,018,400	1,048,600
Medicaid	99,800	105,800	114,000	305,200	318,800	342,500
	735,400	749,300	787,100	2,221,300	2,250,500	2,366,400

In addition to the members above, DMG provided healthcare services to members in two of its nonconsolidated operating joint ventures that are accounted for as equity investments. These joint ventures provided healthcare services for approximately 157,000, 148,700, and 140,900 members as of March 31, 2017, December 31, 2016 and March 31, 2016, respectively, and for approximately 465,500, 452,200, and 416,800 member months for the quarters ended March 31, 2017, December 31, 2016 and March 31, 2016, respectively. The increase in members and member months was due to an increase in enrollment of members related to Tandigm Health (Tandigm) joint venture.

Members and member months for the first quarter of 2017 decreased from the fourth quarter of 2016 primarily due to a decrease in commercial members as employers shift to less expensive options for medical services for their employees. The decline in Medicaid is due to the non-renewal of certain Medicaid contracts and a decline in Medicaid membership. In addition, senior members increased due to non-acquired growth, partially offset by a decrease in affiliate relationships.
Members and member months for the first quarter of 2017 decreased from the first quarter of 2016 primarily due to the sale of our Arizona business, which impacted senior members, as well as the decreases described above. These decreases were partially offset by increased senior members resulting from new acquisitions and non-acquired growth.
Revenues
The following table summarizes DMG’s revenue by source:

	Three months ended
	March 31, 2017	December 31, 2016	March 31, 2016
	(dollars rounded to nearest millions)
DMG revenues:
Senior revenues	$660	$617	$648
Commercial revenues	188	175	172
Medicaid revenues	42	53	46
Total capitated revenues	890	845	866
Patient service revenue, net of provision for uncollectible accounts	179	173	112
Other revenues	18	19	11
Total net revenues	$1,087	$1,037	$989
Certain columns, rows or percentages may not add or recalculate due to the use of rounded numbers.

Net revenues
DMG’s net revenue for the first quarter of 2017 increased by approximately $50 million, or 4.8%, as compared to the fourth quarter of 2016. The increase in revenues was primarily driven by the conversion of existing contracts from shared risk to global risk, which is associated with a change in presentation of both senior and commercial revenues and patient care costs from a net basis to a gross basis. In addition, senior capitated revenues increased due to an increase in the number of senior capitated members during the quarter attributable to non-acquired growth and increased per member per month (PMPM) funding due to the mix of patients, as well as an increase in FFS revenues from acquisitions. These increases were partially offset by decreases due to an increase in shared risk utilization throughout the first quarter, a decrease in commercial and Medicaid members to whom DMG provides health care services, and a decrease in Medicare Advantage rates, as described below.
DMG’s net revenue for the first quarter of 2017 increased by approximately $98 million, or 9.9%, as compared to the first quarter of 2016, primarily due to an increase in FFS revenues due to a full quarter of revenue from the acquisition of The Everett Clinic Medical Group (TEC) compared to only one month in the first quarter of 2016 and other acquisition related growth. The increase was also due to the conversion of existing contracts from shared risk to global risk, as described above, and an increase in senior capitated revenues, as described above. These increases were partially offset by a decrease in senior capitated revenues from the sale of our DMG Arizona business, a decrease in commercial and Medicaid members to whom DMG provides health care services, and a decrease in Medicare Advantage rates.
On April 3, 2017, CMS issued final guidance for 2018 Medicare Advantage benchmark payment rates (Rate Announcement). Based upon our preliminary analysis of the final rule, we estimate that the change in 2018 rates, including adjustments for benchmark county rates and qualifying bonuses, will result in nearly flat Medicare Advantage rates to DMG. This compares, according to CMS, to an industry average rate increase of approximately 0.45%. The difference in Medicare Advantage rates for DMG compared to the industry average are largely driven by DMG’s higher mix of Medicare Advantage patients in counties that will receive a lower-than-average benchmark rate increase. The previously mentioned numbers does not take in account for the elimination of the Health Insurer Fee.
Operating expenses
Patient care costs. DMG’s patient care costs of approximately $892 million for the first quarter of 2017 increased by approximately $58 million as compared to the fourth quarter of 2016, primarily attributable to the conversion of existing contracts from shared risk to global risk, which is associated with a change in presentation of both revenues and expenses from a net basis to a gross basis, as described above, an increase in utilization, rate increases, an increase in senior capitated members from non-acquired growth, increased labor costs due to payroll taxes and headcount, and other acquisition related growth. The increase in costs was partially offset by the decreases due to the true-up of risk share arrangements, a decrease in commercial and Medicaid members to whom DMG provides healthcare services, and a decrease in medical malpractice expenses.
DMG’s patient care costs for the first quarter of 2017 increased by approximately $98 million as compared to the first quarter of 2016, primarily attributable to a full quarter of operations from the acquisition of TEC, the contract conversion to global risk and resulting change in presentation from a net to a gross basis, as described above, an increase in utilization, an increase in labor costs, an increase in senior capitated members from non-acquired growth, and other acquisition related growth. This increase in costs was partially offset by the true-up of risk share arrangements, a decrease due to a full quarter without our DMG Arizona business, and a decrease in commercial and Medicaid members to whom DMG provides healthcare services.
General and administrative expenses. DMG’s general and administrative expenses of approximately $129 million for the first quarter of 2017 increased by approximately $6 million as compared to the fourth quarter of 2016. The increase was primarily attributable to increased labor costs due to payroll taxes and headcount, partially offset by a decrease in professional fees.
DMG’s general and administrative expenses for the first quarter of 2017 increased by $2 million as compared to the first quarter of 2016, which includes an estimated accrual for legal matters of $16 million in the first quarter of 2016. Excluding this item from the first quarter of 2016, adjusted general and administrative expenses would have increased by $18 million. This is primarily attributable to a full quarter of operations from the TEC acquisition and other acquisition related growth, and an increase in corporate administrative support expenses due to increased labor costs and costs associated with growth initiatives. These increases in costs were partially offset by a decrease due to the sale of our DMG Arizona business.

Depreciation and amortization. DMG’s depreciation and amortization was approximately $57 million for the first quarter of 2017, $58 million for the fourth quarter of 2016 and $46 million for the first quarter of 2016. As of September 1, 2016, we committed to a plan to change HCP-related trade names to DMG. As a result of this decision we began to accelerate the amortization of the remaining carrying value of HCP-related trade names, which will continue through first quarter of 2019, the remaining expected life of this asset.
Depreciation and amortization decreased by approximately $1 million as compared to the fourth quarter of 2016. Depreciation and amortization increased $11 million over the three months ended March 31, 2016 due to an increase in amortization related to the acceleration of the HCP-related trade names of approximately $7 million, the acquisition of TEC, and an increase in technology and property investments as part of our growth initiatives.
Equity investment (income) losses. DMG’s equity investment income of approximately $3 million for the first quarter of 2017 increased approximately $3 million as compared to the fourth quarter of 2016. The increase was primarily attributable to an increase in profitability of certain joint ventures, as well as the sale of our Fullwell minority ownership interest during the fourth quarter of 2016, which resulted in a reduced share of equity investment losses from this investment.
DMG’s equity investment income increased by approximately $5 million as compared to the first quarter of 2016. The increase was primarily attributable to the sale of a portion of our Tandigm ownership interest effective June 30, 2016, reducing our ownership from 50% to 19%, which resulted in a reduced share of equity investment losses during the first quarter of 2017, an increase in profitability of certain joint ventures, as well as the sale of our Fullwell ownership interest during the fourth quarter of 2016, as described above.
Goodwill impairment charges. During the first quarter of 2016, we recognized goodwill impairment charges of $77 million at our DMG Nevada reporting unit. This charge resulted primarily from changes in expectations concerning government reimbursement and our expected ability to mitigate them, medical cost trends, and other market conditions.
While we did not recognize any goodwill impairments at our DMG reporting units during the fourth quarter of 2016 or the first quarter of 2017, various DMG reporting units remain at risk of goodwill impairment as of March 31, 2017. See further discussion under "Corporate-level charges" below.
Segment operating income
DMG’s operating income for the first quarter of 2017 decreased by approximately $10 million as compared to the fourth quarter of 2016. The decrease in DMG operating income was primarily attributable to an increase in utilization throughout the first quarter of 2017, a decrease in commercial and Medicaid members to whom DMG provides health care services, increased labor costs, and a decrease in Medicare Advantage rates. These decreases were partially offset by the true-up of risk share arrangements, an increase in senior capitated members from non-acquired growth, and an increase in equity investment income.
DMG’s operating results for the first quarter of 2017 increased by approximately $69 million as compared to the first quarter of 2016, which included a goodwill impairment charge of $77 million and an estimated accrual for legal matters of $16 million. Excluding these items from the first quarter of 2016, DMG adjusted operating income for the first quarter of 2017 would have decreased by $24 million compared to the first quarter of 2016. The decrease in adjusted operating income was primarily attributable to an increase in utilization, an increase in depreciation and amortization related to the HCP trade names acceleration, an increase related to increased labor costs and growth initiatives, a decrease in commercial and Medicaid members to whom DMG provides health care services, and a decrease in Medicare Advantage rates. These decreases were offset by the true up of risk share arrangements and an increase in senior capitated revenues from acquired and non-acquired growth.

Other—Ancillary services and strategic initiatives business
Our other operations include ancillary services and strategic initiatives which are primarily aligned with our core business of providing dialysis services to our network of patients. As of March 31, 2017, these consisted primarily of pharmacy services, disease management services, vascular access services, clinical research programs, physician services, direct primary care and our international dialysis operations. The ancillary services and strategic initiatives generated approximately $378 million of net revenues in the first quarter of 2017, representing approximately 9.8% of our consolidated net revenues. We currently expect to continue to invest in our ancillary services and strategic initiatives, including our continued expansion into certain international markets as we work to develop successful new business operations in the U.S. and internationally. However, any significant change in market conditions, business performance or the regulatory environment may impact the economic viability of any of these strategic initiatives. Any unfavorable changes in these strategic initiatives could result in a write-off or an impairment of some or all of our investments, including goodwill, and could also result in significant termination costs if we were to exit a certain line of business or one or more of our international markets.
As of March 31, 2017, we provided dialysis and administrative services to a total of 162 outpatient dialysis centers located in 11 countries outside of the U.S. The total net revenues generated from our international operations are provided below.

The following table reflects the results of operations for the ancillary services and strategic initiatives:

	Three months ended
	March 31, 2017	December 31, 2016	March 31, 2016
	(dollar amounts rounded to nearest millions)
U.S. revenues
Net patient service revenues	$6	$6	$7
Other revenues	281	312	317
Capitated revenues	28	20	21
Total	315	338	345
International revenues
Net patient service revenues	61	57	44
Other revenues	2	1	2
Total	63	58	46
Total net revenues	378	396	391

U.S. operating (loss) income	(53)	(59)	(1)
Reconciliation of non-GAAP:
Add: Goodwill impairment charges	24	28	—
Impairment of assets	15
Accrual for legal matters	—	16	—
Adjusted operating loss(1)	(14)	(15)	(1)

International operating (loss) income	(5)	(14)	(10)
Reconciliation of non-GAAP:
Add: Impairment of minority equity investment	—	15	—
Less: Gain on ownership changes	(6)	—	—
Adjusted operating (loss) income(1)	(11)	1	(10)
Total adjusted operating loss(1)	$(25)	$(14)	$(11)
Certain columns, rows or percentages may not add or recalculate due to the use of rounded numbers.

(1)
For the three months ended March 31, 2017, we have excluded an adjustment to the gain on the APAC JV ownership changes of $6 million, a goodwill impairment charge of $24 million related to our vascular access reporting unit, and an asset impairment of $15 million related to the restructuring of our pharmacy business. For the three months ended December 31, 2016, we have excluded a goodwill impairment charge of $28 million related to our vascular access reporting unit, an estimated accrual for legal matters of $16 million, and an impairment on a minority equity investment of $15 million. These are non-GAAP measures and are not intended as substitutes for the GAAP equivalent measures. We have presented these adjusted amounts because management believes that these presentations enhance a user’s understanding of our normal operating income by excluding certain items which we do not believe are indicative of our ordinary results of operations. As a result, adjusting for these amounts allows comparison to our normal prior period results.

Net revenues
The ancillary services and strategic initiatives net revenues for the first quarter of 2017 decreased by approximately $18 million, or 4.5%, as compared to the fourth quarter of 2016. The decrease is primarily attributable to a decrease in our pharmacy services volume and a decrease in other pharmacy services revenue, partially offset by an increase in VillageHealth special needs plans revenues, and an increase in net revenues from our international expansion.
The ancillary services and strategic initiatives net revenues for the first quarter of 2017 decreased by approximately $13 million, or 3.3%, as compared to the first quarter of 2016. The decrease is primarily attributable to a decrease in our pharmacy services volume and a decrease in other pharmacy services revenues. Net revenues were positively impacted by our

VillageHealth special needs plans revenues, an increase in pharmaceutical rates and an increase in net revenues from our international expansion.
Operating and general expenses
Ancillary services and strategic initiatives operating expenses for the first quarter of 2017 decreased by approximately $23 million from the fourth quarter of 2016, which included an estimated accrual for legal matters of $16 million. Excluding this item from the fourth quarter of 2016, adjusted operating expenses would have decreased by approximately $7 million. The decrease in adjusted operating expenses was primarily related to a decrease in pharmaceutical costs due to decreased volume in our pharmacy business.
Ancillary services and strategic initiatives operating expenses for the first quarter of 2017, increased by approximately $1 million, as compared to the first quarter of 2016, primarily due to higher labor costs and additional expenses associated with our international expansion, partially offset by a decrease in pharmaceutical costs due to decreased volume in our pharmacy business.
Goodwill and other asset impairment charges. During the first quarter of 2017, we recognized an incremental goodwill impairment charge of $24 million at our vascular access reporting unit. This additional charge resulted primarily from changes in our outlook since the fourth quarter of 2016. Our partners and operators have been evaluating potential changes in operations, including termination of their management services agreements and center closures, as a result of recent changes in Medicare reimbursement. These ongoing evaluations could lead to additional impairment charges in future quarters.
During the fourth quarter of 2016, we determined that circumstances indicated it had become more likely than not that the goodwill of our vascular access reporting unit had become impaired. These circumstances included the changes in future governmental reimbursement announced by CMS on November 2, 2016 and our expected ability to mitigate them. Accordingly, we performed the required valuations to estimate the fair value of the net assets and implied goodwill of this reporting unit and recognized a goodwill impairment charge of $28 million in the fourth quarter of 2016.
In addition, during the first quarter of 2017, we recognized an asset impairment charge of $15 million related to the restructuring of our pharmacy business.
In the fourth quarter of 2016, we also recorded an impairment of $15 million related to a minority equity investment in one of our international reporting units.
Gain on changes in ownership interests in Asia Pacific joint venture (APAC JV)
As a result of our agreement with Khazanah Nasional Berhad (Khazanah) and Mitsui and Co., Ltd (Mitsui), we recorded an additional $6 million non-cash gain during the quarter ended March 31, 2017 related to a change in estimate of pending post-closing adjustments for the formation of the APAC JV.
Segment operating losses
Ancillary services and strategic initiatives operating loss for the first quarter of 2017, which includes an adjustment to the gain on the APAC JV ownership changes of $6 million, a goodwill impairment charge of $24 million related to our vascular access reporting unit, and an asset impairment of $15 million related to the restructuring of our pharmacy business, decreased by approximately $15 million from the fourth quarter of 2016, which included a goodwill impairment charge of $28 million related to our vascular access reporting unit, an estimated accrual for legal matters of $16 million, and an impairment on a minority equity investment of $15 million. Excluding these items from their respective periods, adjusted operating losses increased by $11 million compared to the fourth quarter of 2016, primarily related to a decrease in volume in our pharmacy services business and an increase in our international operating losses from foreign exchange losses, partially offset by an increase in VillageHealth special needs plans revenues.
Ancillary services and strategic initiatives operating loss for the first quarter of 2017, which includes an adjustment to the gain on the APAC JV ownership changes of $6 million, a goodwill impairment charge of $24 million related to our vascular access reporting unit, and an asset impairment of $15 million related to the restructuring of our pharmacy business, increased by approximately $47 million from the first quarter of 2016. Excluding these items from the first quarter of 2017, adjusted operating losses increased by $14 million, primarily related to a decrease in volume in our pharmacy services business, and an increase in labor costs and additional expenses associated with our international expansion, partially offset by an increase in VillageHealth special needs plans revenues.

Corporate-level charges
Debt expense. Debt expense was $104 million in both the first quarter of 2017 and the fourth quarter of 2016 and $103 million in the first quarter of 2016. Debt expense increased $1 million in the first quarter of 2017 as compared to the first quarter of 2016 primarily due to an increase in our average interest rate, partially offset by a decrease in our average outstanding balance.
Corporate administrative support. Corporate administrative support consists primarily of labor, benefits and long-term incentive compensation expense, as well as professional fees for departments which provide support to all of our various operating lines of business. This is offset by internal management fees charged to our other lines of business. These expenses are included in our consolidated general and administrative expenses.
Corporate administrative support was approximately $11 million in the first quarter of 2017, $4 million in the fourth quarter of 2016, which included the adjustment to reduce a receivable associated with the DMG acquisition escrow provision relating to an income tax item of $4 million, and $7 million in first quarter of 2016. The increase in corporate administrative support in the first quarter of 2017 as compared to the fourth quarter of 2016 was primarily due to an increase in long-term incentive compensation expense and a decrease in internal management fees paid by our ancillary lines of business. The increase in corporate administrative support in the first quarter of 2017 as compared to the first quarter of 2016 was primarily due to a decrease in internal management fees paid by our ancillary lines of business, partially offset by a decrease in long-term incentive compensation.
In connection with the acquisition of DMG, we recorded a receivable against the acquisition escrow balance to offset specific potential tax liabilities. Certain of these potential tax liabilities expired, resulting in the reduction of this asset during the fourth quarter of 2016. This negatively impacted our corporate administrative support cost by $4 million. This cost was directly offset by a corresponding reduction in income tax expense due to the expiration of the corresponding tax liability.
Other income. Other income was $4 million for the first quarter of 2017, $1 million for the fourth quarter of 2016, and $3 million in the first quarter of 2016. The increase in other income for the first quarter of 2017 as compared to the fourth quarter of 2016 was primarily related to an increase in foreign exchange rates affecting certain accounts. The increase in other income for the first quarter of 2017 as compared to the first quarter of 2016 was primarily related to an increase in interest income.
Noncontrolling interests
Net income attributable to noncontrolling interests was $53 million for the first quarter of 2017 compared to $31 million for the fourth quarter of 2016 and $41 million for the first quarter of 2016. The increase in net income attributable to noncontrolling interest in the first quarter of 2017 compared to the fourth quarter of 2016 was primarily due to additional noncontrolling interests recognized related to the net gain on settlement with the VA of $24 million and an increase in the overall number of joint ventures, offset by a decrease in profitability of certain joint ventures. The increase in net income attributable to noncontrolling interest in the first quarter of 2017 compared to the first quarter of 2016 was due to the net gain on settlement with the VA and an increase in the overall number of joint ventures, offset by a $7 million decrease to noncontrolling interest from goodwill impairment charges related to our vascular access reporting unit in the first quarter of 2017 and a decrease in profitability of certain joint ventures.
Accounts receivable
Our consolidated total accounts receivable balances at March 31, 2017 and December 31, 2016 were $1.901 billion and $1.917 billion, respectively, which is net of the provision for uncollectible accounts. The decrease in accounts receivable was due to the decrease in revenue in the first quarter of 2017.
Outlook
These forward-looking measures and the underlying assumptions involve significant risks and uncertainties, including those described below, and actual results may vary significantly from these current forward-looking measures. We do not provide guidance for consolidated operating income, Kidney Care operating income or effective tax rate on a GAAP basis nor a reconciliation of those forward-looking non-GAAP financial measures to the most directly comparable GAAP financial measures on a forward-looking basis because we are unable to predict certain items contained in the GAAP measures without unreasonable efforts. These non-GAAP financial measures do not include certain items, including the net gain related to the VA settlement, goodwill and asset impairment charges, and the gain on the APAC JV ownership change. Please read the cautionary notice regarding forward-looking statements in Item 2 of Part 1 of this report under the heading “Management’s Discussion and

Analysis of Financial Condition and Results of Operations”. See page 36 for further details regarding our forward-looking statements.
We still expect our adjusted consolidated operating income guidance for 2017 to be in the range of $1.635 billion to $1.775 billion.
We still expect our adjusted operating income guidance for Kidney Care for 2017 to be in the range of $1.525 billion to $1.625 billion.
We still expect our operating income guidance for DMG for 2017 to be in the range of $110 million to $150 million.
We still expect our consolidated operating cash flow for 2017 to be in the range of $1.750 billion to $1.950 billion, which includes the net benefit of the VA settlement.
Liquidity and capital resources
Cash flow from operations during the first quarter of 2017 was $865 million, compared to $429 million during the first quarter of 2016. The increase in cash flow from operations in the first quarter of 2017 was primarily due to the payment received from the settlement with the VA. Non-operating cash outflows for the first quarter of 2017 included capital asset expenditures of $215 million, including $127 million for new center developments and relocations and $88 million for maintenance and information technology. In addition, we spent $77 million for acquisitions and also paid distributions to noncontrolling interests of $43 million. Non-operating cash outflows for the first quarter of 2016 included capital asset expenditures of $173 million, including $100 million for new center developments and relocations and $73 million for maintenance and information technology. In addition, we spent $405 million for acquisitions, including the acquisition of TEC. We paid distributions to noncontrolling interests of $50 million and we repurchased a total of 3,689,738 shares of our common stock for $249 million during the first quarter of 2016. In addition, we settled $25 million related to fourth quarter 2015 repurchases.
During the first quarter of 2017, our U.S. dialysis and related lab services business opened 24 dialysis centers, acquired 12 dialysis centers and closed three dialysis centers. In addition, our international dialysis operations acquired three dialysis centers and opened five dialysis centers. During the first quarter of 2016, our U.S. dialysis and related lab services business opened 30 dialysis centers and closed and merged four centers. In addition, our international dialysis operations acquired one dialysis center and opened five dialysis centers.
During the first quarter of 2017, our DMG business acquired one private medical practice and one primary care physician practice. During the first quarter of 2016, DMG acquired one private medical practice and one primary care physician practice, including the purchase of TEC.
On May 1, 2017, we completed our acquisition of 100% of the interest in Colorado-based Renal Ventures Management, LLC (Renal Ventures) for approximately $360 million in cash, subject to certain post-closing adjustments. Renal Ventures operates 38 outpatient dialysis centers in six states. As a part of this transaction we were required to divest seven outpatient dialysis centers.
During the first three months of 2017, we made mandatory principal payments under our senior secured credit facilities totaling $18.8 million on Term Loan A and $8.8 million on Term Loan B.
Cap agreements
As of March 31, 2017, we maintained several interest rate cap agreements that were entered into in November 2014 with notional amounts totaling $3.5 billion. These cap agreements became effective September 30, 2016 and have the economic effect of capping the LIBOR variable component of our interest rate at a maximum of 3.50% on an equivalent amount of our debt. The cap agreements expire on June 30, 2018. As of March 31, 2017, the total fair value of these cap agreements was an asset of approximately $0.01 million. During the three months ended March 31, 2017, we recognized debt expense of $2.1 million from these caps. During the three months ended March 31, 2017, we recorded a loss of $0.1 million in other comprehensive income due to a decrease in the unrealized fair value of these cap agreements.
As of March 31, 2017, we also maintained several forward interest rate cap agreements that were entered into in October 2015 with notional amounts totaling $3.5 billion. These forward cap agreements will become effective June 29, 2018 and will have the economic effect of capping the LIBOR variable component of our interest rate at a maximum of 3.50% on an equivalent amount of our debt. These cap agreements expire on June 30, 2020. As of March 31, 2017, the total fair value of these cap agreements was an asset of approximately $4.7 million. During the three months ended March 31, 2017, we recorded a loss of $5.1 million in other comprehensive income due to a decrease in the unrealized fair value of these forward cap agreements.
Other items
As of March 31, 2017, the interest rate on our Term Loan B debt bears interest at LIBOR plus an interest rate margin of 2.75%. Term Loan B is subject to interest rate caps if LIBOR should rise above 3.50%. Term Loan A bears interest at LIBOR plus an interest rate margin of 2.00%. The capped portion of Term Loan A is $96.3 million. In addition, the uncapped portion of Term Loan A, which is subject to the variability of LIBOR, is $747.5 million. Interest rates on our senior notes are fixed by their terms.
Our weighted average effective interest rate on the senior secured credit facilities at end of the quarter was 3.95%, based on the current margins in effect of 2.00% for Term Loan A and 2.75% for Term Loan B, as of March 31, 2017.
Our overall weighted average effective interest rate during the quarter ended March 31, 2017 was 4.55% and as of March 31, 2017 was 4.64%.
As of March 31, 2017, our interest rates are fixed on approximately 53.1% of our total debt.
As of March 31, 2017, we had undrawn revolving credit facilities totaling $1.0 billion, of which approximately $94.6 million was committed for outstanding letters of credit. The remaining amount is unencumbered. In addition, we have approximately $1.3 million of committed letters of credit outstanding related to DMG, which is backed by a certificate of deposit.
We believe that we will generate significant operating cash flows and will have sufficient liquidity to fund our scheduled debt service and other obligations for the foreseeable future, including the next 12 months, under the terms of our debt agreements. Our primary sources of liquidity are cash from operations and cash from borrowings.
Goodwill
We elected to early adopt ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment in the first quarter of 2017. The amendments in this ASU simplify the test for goodwill impairment by eliminating the second step in testing for goodwill impairment. All goodwill impairment tests performed during the quarter were performed under this new guidance.
During the first quarter of 2017, we recognized an incremental goodwill impairment charge of $24 million at our vascular access reporting unit. This additional charge resulted primarily from changes in our outlook since the fourth quarter of 2016. Our partners and operators have been evaluating potential changes in operations, including termination of their management services agreements and center closures, as a result of recent changes in Medicare reimbursement. These ongoing evaluations could lead to additional impairment charges in future quarters.
During the fourth quarter of 2016, we determined that circumstances indicated it had become more likely than not that the goodwill of our vascular access reporting unit had become impaired. These circumstances included changes in future governmental reimbursement announced by CMS on November 2, 2016 and our expected ability to mitigate them. Accordingly, we performed the required valuations to estimate the fair value of the net assets and implied goodwill of this reporting unit and recognized a goodwill impairment charge of $28 million in the fourth quarter of 2016.
During the first quarter of 2016, we recognized goodwill impairment charges of $77 million at our DMG Nevada reporting unit. This charge resulted primarily from changes in expectations concerning government reimbursement and our expected ability to mitigate them, medical cost trends, and other market conditions.
As a result of the assessments described above, we have recognized the goodwill impairment charges below:

	Three months ended
Reporting unit	March 31, 2017	December 31, 2016	March 31, 2016
DMG Nevada	$—	$—	$77,000
Vascular access	24,198	28,415	—
Total	$24,198	$28,415	$77,000

Further reductions in reimbursement rates, increases in medical cost or utilization trends, or other significant adverse changes in expected future cash flows or valuation assumptions could result in goodwill impairment charges in the future for the following reporting units, which remain at risk of goodwill impairment as of March 31, 2017:

	Goodwill balance as of March 31, 2017	Carrying amount coverage(1)	Sensitivities
			Operating income(2)	Discount rate(3)
Reporting unit
DMG Nevada	$261,204	14.0%	(2.7)%	(3.9)%
DMG Florida	$447,073	10.5%	(1.6)%	(2.8)%
DMG New Mexico	$70,926	4.9%	(1.5)%	(2.3)%
DMG Washington	$245,576	2.0%	(1.7)%	(3.0)%
Vascular Access	$10,498	0.0%	(1.7)%	(4.9)%

(1)	Excess of estimated fair value of the reporting unit over carrying amount as of the latest assessment date.

(2)	Potential impact on estimated fair value of a sustained, long-term reduction of 3% in operating income as of the latest assessment date.

(3)	Potential impact on estimated fair value of an increase in discount rates of 100 basis points as of the latest assessment date.
Except as described above, none of our various other reporting units were considered at risk of goodwill impairment as of March 31, 2017. Since the dates of our last annual goodwill impairment tests, there have been certain developments, events, changes in operating performance and other changes in key circumstances that have affected our businesses. However, except as further described above, these did not cause management to believe it is more likely than not that the fair value of any of its other reporting units would be less than their carrying amount.
Long-term incentive compensation
Long-term incentive program (LTIP) compensation includes both stock-based awards (principally stock-settled stock appreciation rights, restricted stock units and performance stock units) as well as long-term performance-based cash awards. Long-term incentive compensation expense, which was primarily general and administrative in nature, was attributed among our U.S. dialysis and related lab services business, DMG business, corporate administrative support, and the other ancillary services and strategic initiatives.
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
During the three months ended March 31, 2017, we granted 243,661 stock-settled stock appreciation rights with an aggregate grant-date fair value of $3.5 million and a weighted-average expected life of approximately 4.1 years. We also granted 54,029 stock units with an aggregate grant-date fair value of $3.7 million and a weighted-average expected life of approximately 2.5 years.
Long-term incentive compensation expense of $17.2 million in the first quarter of 2017 increased by approximately $4.9 million as compared to the fourth quarter of 2016. This increase in long-term incentive compensation was primarily due to the cumulative revaluation of liability-based awards in the fourth quarter of 2016 for changes in estimated ultimate payouts that did not repeat in the first quarter of 2017 and expense from new awards that were granted recently.
Long-term incentive compensation expense decreased by approximately $7.6 million as compared to the first quarter of 2016 primarily due to the final vesting of a prior year broad grant in the first quarter of 2016 that is no longer contributing expense.
As of March 31, 2017, there was $91.5 million in total estimated but unrecognized compensation expense for LTIP awards outstanding, including $60.2 million relating to stock-based arrangements under our equity compensation and employee stock purchase plans. We expect to recognize the performance-based cash component of these LTIP costs over a weighted average remaining period of 1.0 year and the stock-based component of these LTIP costs over a weighted average remaining period of 1.3 years.

Off-balance sheet arrangements and aggregate contractual obligations
In addition to the debt obligations reflected on our balance sheet, we have commitments associated with operating leases and letters of credit, as well as potential obligations associated with our equity investments in nonconsolidated businesses and to dialysis centers that are wholly-owned by third parties. Substantially all of our U.S. dialysis facilities are leased. We have potential obligations to purchase the noncontrolling interests held by third parties in several of our majority-owned entities and other nonconsolidated legal entities. These obligations are in the form of put provisions and are exercisable at the third-party owners’ discretion within specified periods as outlined in each specific put provision. If these put provisions were exercised, we would be required to purchase the third-party owners’ noncontrolling interests at either the appraised fair market value or a predetermined multiple of earnings or cash flow attributable to the noncontrolling interests put to us, which is intended to approximate fair value. The methodology we use to estimate the fair values of noncontrolling interests subject to put provisions assumes the higher of either a liquidation value of net assets or an average multiple of earnings, based on historical earnings, patient mix and other performance indicators that can affect future results, as well as other factors. The estimated fair values of the noncontrolling interests subject to put provisions is a critical accounting estimate that involves significant judgments and assumptions and may not be indicative of the actual values at which the noncontrolling interests may ultimately be settled, which could vary significantly from our current estimates. The estimated fair values of noncontrolling interests subject to put provisions can fluctuate and the implicit multiple of earnings at which these noncontrolling interest obligations may be settled could vary significantly depending upon market conditions including potential purchasers’ access to the capital markets, which can impact the level of competition for dialysis and non-dialysis related businesses, the economic performance of these businesses and the restricted marketability of the third-party owners’ noncontrolling interests. The amount of noncontrolling interests subject to put provisions that employ a contractually predetermined multiple of earnings rather than fair value are immaterial. For additional information see Note 11 to the condensed consolidated financial statements.
We also have certain other potential commitments to provide operating capital to several dialysis centers that are wholly-owned by third parties or businesses in which we maintain a noncontrolling equity interest as well as to physician-owned vascular access clinics or medical practices that we operate under management and administrative services agreements of approximately $3.4 million.
The following is a summary of these contractual obligations and commitments as of March 31, 2017 (in millions):

	Remainder of 2017	1-3 years	4-5 years	After 5 years	Total
Scheduled payments under contractual obligations:
Long-term debt	$115	$918	$4,538	$3,297	$8,868
Interest payments on the senior notes	156	710	473	367	1,706
Interest payments on Term Loan B(1)	97	378	61	—	536
Interest payments on Term Loan A(2)	19	32	—	—	51
Capital lease obligations	15	65	41	176	297
Operating leases	367	1,287	636	1,156	3,446
	$769	$3,390	$5,749	$4,996	$14,904
Potential cash requirements under existing commitments:
Letters of credit	$96	$—	$—	$—	$96
Noncontrolling interests subject to put provisions	564	225	84	107	980
Non-owned and minority owned put provisions	34	—	24	—	58
Operating capital advances	1	1	1	1	4
	$695	$226	$109	$108	$1,138

(1)	Assuming no changes to LIBOR-based interest rates as Term Loan B currently bears interest at LIBOR plus an interest rate margin of 2.75%.

(2)	Based upon current LIBOR-based interest rates in effect at March 31, 2017 plus an interest rate margin of 2.00% for Term Loan A.
In addition to the above commitments, we have committed to purchase a certain amount of our hemodialysis products and supplies at fixed prices through 2018 from Baxter Healthcare Corporation (Baxter) in connection with a purchase agreement. We also have an agreement with Fresenius Medical Care (Fresenius), currently extended through December 31, 2017, which commits us to purchase a certain amount of dialysis equipment, parts and supplies.
Our total expenditures for the three months ended March 31, 2017 on such products for Fresenius was approximately 3% and for Baxter was 2% of our total U.S. dialysis and related lab services operating costs. The actual amount of purchases in future years will depend upon a number of factors, including the operating requirements of our centers, the number of centers we acquire and growth of our existing centers.
In January 2017, we entered into a six year sourcing and supply agreement with Amgen USA Inc. that expires on December 31, 2022. Under the terms of this agreement, we will purchase EPO in amounts necessary to meet no less than 90% of our requirements for erythropoiesis stimulating agents (ESAs). The actual amount of EPO that we will purchase from Amgen will depend upon the amount of EPO administered during dialysis as prescribed by physicians and the overall number of patients that we serve.
Settlements of approximately $31 million of existing income tax liabilities for unrecognized tax benefits, including interest, penalties and other long-term tax liabilities, are excluded from the above table as reasonably reliable estimates of their timing cannot be made.
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
As of March 31, 2017, if these physician groups were not consolidated in our financial statements, our consolidated indebtedness would have been approximately $9.165 billion excluding the debt discount associated with our Term Loan B, our consolidated other liabilities (excluding indebtedness) would have been approximately $3.653 billion, and our consolidated assets would have been approximately $18.968 billion. If these physician groups were not consolidated in our financial statements for the three months ended March 31, 2017, our consolidated total net revenues (including approximately $186 million of management fees payable to us), consolidated operating income, and consolidated net income would be reduced by approximately $338 million, $24 million, and $4 million, respectively.
In addition, we own a 67% equity interest in California Medical Group Insurance (CMGI). CMGI is an Unrestricted Subsidiary as defined in the indentures governing our outstanding senior notes, and does not guarantee those senior notes. Our equity interest in CMGI is accounted for under the equity method of accounting, meaning that although CMGI is not consolidated in our financial statements for financial reporting purposes, our consolidated income statements reflect our pro rata share of CMGI’s net earnings as equity investment income.
For the three months ended March 31, 2017, our equity investment income attributable to CMGI was approximately $166 thousand, and for the three months ended March 31, 2017, excluding our equity investment income attributable to CMGI, our consolidated operating income and consolidated net income would decrease by approximately $166 thousand and $100 thousand, respectively. See Note 21, Supplemental Data, to the condensed consolidated financial statements for further details.
New Accounting Standards
See discussion of new accounting standards in Note 19 to the condensed consolidated financial statements included in Part I, Item 1 of this report.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk
Interest rate sensitivity
The tables below provide information about our financial instruments that are sensitive to changes in interest rates. The table below presents principal repayments and current weighted average interest rates on our debt obligations as of March 31, 2017. The variable rates presented reflect the weighted average LIBOR rates in effect for all debt tranches plus interest rate margins in effect as of March 31, 2017. Term Loan A currently bears interest at LIBOR plus an interest margin of 2.00%. Term Loan A and the revolving line of credit are subject to adjustment depending upon changes in certain of our financial ratios, including a leverage ratio. Term Loan B currently bears interest at LIBOR plus an interest rate margin of 2.75%.

									Average
	Expected maturity date								interest	Fair
	2017	2018	2019	2020	2021	2022	Thereafter	Total	rate	value
	(dollars in millions)
Long term debt:
Fixed rate	$31	$25	$25	$26	$21	$1,272	$3,470	$4,870	5.26%	$4,939
Variable rate	$99	$143	$720	$44	$3,280	$6	$3	$4,295	3.95%	$4,348

	Notional	Contract maturity date							Fair
	amount	2017	2018	2019	2020	2021	Pay fixed	Receive variable	value
	(dollars in millions)
Cap agreements	$7,000	$—	$3,500	$—	$3,500	$—		LIBOR above 3.5%	$5

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
As of March 31, 2017, our Term Loan A bears interest at LIBOR plus an interest rate margin of 2.00% and our Term Loan B debt bears interest at LIBOR plus an interest rate margin of 2.75%. LIBOR was greater than the 0.75% embedded LIBOR floor on Term Loan B, resulting in Term Loan B being subject to LIBOR-based interest rate volatility on the LIBOR variable component of our interest rate as of March 31, 2017. The LIBOR based interest component is limited to a maximum LIBOR rate of 3.50% on the outstanding principal debt on Term Loan B and $96.3 million on Term Loan A as a result of the interest rate cap agreements, as described below.
As of March 31, 2017, we maintained several interest rate cap agreements that were entered into in November 2014 with notional amounts totaling $3.5 billion. These cap agreements became effective September 30, 2016 and have the economic effect of capping the LIBOR variable component of our interest rate at a maximum of 3.50% on an equivalent amount of our debt. The cap agreements expire on June 30, 2018. As of March 31, 2017, the total fair value of these cap agreements was an asset of approximately $0.01 million. During the three months ended March 31, 2017, we recognized debt expense of $2.1 million from these caps. During the three months ended March 31, 2017, we recorded a loss of $0.1 million in other comprehensive income due to a decrease in the unrealized fair value of these cap agreements.
As of March 31, 2017, we also maintained several forward interest rate cap agreements that were entered into in October 2015 with notional amounts totaling $3.5 billion. These forward cap agreements will become effective June 29, 2018 and will have the economic effect of capping the LIBOR variable component of our interest rate at a maximum of 3.50% on an equivalent amount of our debt. These cap agreements expire on June 30, 2020. As of March 31, 2017, the total fair value of these cap agreements was an asset of approximately $4.7 million. During the three months ended March 31, 2017, we recorded a loss of $5.1 million in other comprehensive income due to a decrease in the unrealized fair value of these forward cap agreements.
Our weighted average effective interest rate on the senior secured credit facilities at end of the quarter was 3.95%, based on the current margins in effect of 2.00% for Term Loan A and 2.75% for Term Loan B, as of March 31, 2017.

As of March 31, 2017, our Term Loan B debt bears interest at LIBOR plus an interest rate margin of 2.75%. Term Loan B is also subject to interest rate caps if LIBOR should rise above 3.50%. Term Loan A bears interest at LIBOR plus an interest rate margin of 2.00%. The capped portion of Term Loan A is $96.3 million. In addition, the uncapped portion of Term Loan A, which is subject to the variability of LIBOR, is $747.5 million. Interest rates on our senior notes are fixed by their terms.
Our overall weighted average effective interest rate during the three months ended March 31, 2017 was 4.55% and as of March 31, 2017 was 4.64%.
As of March 31, 2017, we had undrawn revolving credit facilities totaling $1.0 billion of which approximately $94.6 million was committed for outstanding letters of credit. The remaining amount is unencumbered. In addition, we have approximately $1.3 million of committed letters of credit outstanding related to DMG, which is backed by a certificate of deposit.

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
At the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures in accordance with the Exchange Act requirements. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for timely identification and review of material information required to be included in the Company’s Exchange Act reports, including this report. Management recognizes that these controls and procedures can provide only reasonable assurance of desired outcomes, and that estimates and judgments are still inherent in the process of maintaining effective controls and procedures.
There has not been any change in the Company’s internal control over financial reporting that was identified during the evaluation that occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.
OTHER INFORMATION

Item 1.    Legal Proceedings
We operate in a highly regulated industry and are a party to various lawsuits, claims, governmental investigations and audits (including investigations resulting from our obligation to self-report suspected violations of law) and other legal proceedings. We record accruals for certain legal proceedings and regulatory matters to the extent that we determine an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. As of December 31, 2016 and March 31, 2017, our total recorded accruals with respect to legal proceedings and regulatory matters, net of anticipated third party recoveries, were approximately $69 million for both periods. While these accruals reflect our best estimate of the probable loss for those matters as the dates of those accruals, the recorded amounts may differ materially from the actual amount of the losses for those matters, and any anticipated third party recoveries for any such losses may not ultimately be recoverable.
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
Inquiries by the Federal Government and Certain Related Civil Proceedings
Swoben Private Civil Suit: In April 2013, HealthCare Partners (HCP), now known as our DMG subsidiary, was one of several defendants served with a civil complaint filed by a former employee of SCAN Health Plan (SCAN), an HMO. On July 13, 2009, pursuant to the qui tam provisions of the federal FCA and the California False Claims Act, James M. Swoben, as relator, filed his initial qui tam action in the United States District Court for the Central District of California purportedly on behalf of the United States of America and the State of California against SCAN, and certain other defendants whose identities were under seal. The allegations in the complaint relate to alleged overpayments received from government healthcare programs. In 2009 and 2010, the relator twice amended his complaint and added additional defendants, and in November 2011, he filed his Third Amended Complaint under seal alleging violations of the federal FCA and the California False Claims Act, and added additional defendants, including HCP and certain health insurance companies (the defendant HMOs). The allegations in the complaint against HCP relate to patient diagnosis coding to determine reimbursement in the Medicare Advantage (MA) program, referred to as HCC and RAF scores. The complaint sought monetary damages and civil penalties as well as costs and expenses. The U.S. Department of Justice (DOJ) reviewed these allegations and in January 2013 declined to intervene in the case. HCP and the other defendants filed motions to dismiss the Third Amended Complaint, and the court dismissed with prejudice the claims and judgment was entered in September 2013. Upon the plaintiff’s appeal, a panel of the Ninth Circuit overturned the trial court’s ruling and vacated the dismissal of the case. Together with certain defendants, we petitioned the Ninth Circuit for a rehearing, but in December 2016, the Ninth Circuit rejected the petition and determined the relator should be given an opportunity to amend the complaint, and remanded the case back to district court. In March 2017, the relator filed his Fourth Amended Complaint alleging that HCP and certain health insurance companies employed one-way retrospective reviews that were designed only to identify additional diagnoses that would be submitted to CMS for risk adjustment purposes, and thereby drive higher risk scores that would increase the capitated payments made by the federal government under the MA program. We dispute the allegations and intend to defend accordingly.
2015 U.S. Attorney Transportation Investigation: In February 2015, we announced that we received six administrative subpoenas from the OIG for medical records from six different dialysis centers in southern California operated by us. Specifically, each subpoena sought the medical records of a single patient of each respective dialysis center. In February 2016, we received four additional subpoenas for four additional dialysis centers in southern California. The subpoenas were similarly limited in scope to the subpoenas received in 2015. On February 8, 2017, we were served with a qui tam complaint in the U.S. District Court for the Central District of California. We have been advised by an attorney with the United States Attorney’s Office for the Central District of California that the qui tam is related to the investigation concerning the medical necessity of patient transportation, which was the basis for the subpoenas. The relator alleged that an ambulance company submitted false claims for patient transportation. Although we do not provide transportation ourselves nor do we bill for the transport of our dialysis patients, the relator alleged that two of our purported clinical staff caused the submission of a small number of those claims through improper certifications of medical necessity. The DOJ has declined to intervene. In April 2017, the court granted our motion to dismiss the complaint without prejudice for failing to state a claim upon which relief can be granted.
2015 U.S. Office of Inspector General (OIG) Medicare Advantage Civil Investigation: In March 2015, JSA HealthCare Corporation (JSA), a subsidiary of DMG, received a subpoena from the Office of Inspector General (OIG) for the U.S. Department of Health and Human Services (HHS). We have been advised by an attorney with the Civil Division of the DOJ in Washington, D.C. that the subpoena relates to an ongoing civil investigation concerning MA service providers’ risk adjustment practices and data, including identification and verification of patient diagnoses and factors used in making the diagnoses. The subpoena requests documents and information for the period from January 1, 2008 through December 31, 2013, for certain MA plans for which JSA provided services. It also requests information regarding JSA’s communications about patient diagnoses as they relate to certain MA plans generally, and more specifically as related to two Florida physicians with whom JSA previously contracted. We are producing the requested information and are cooperating with the government’s investigation.
In addition to the subpoena described above, in June 2015, we received a subpoena from the OIG. This civil subpoena covers the period from January 1, 2008 through the present and seeks production of a wide range of documents relating to our and our subsidiaries’ (including DMG’s and its subsidiary JSA’s) provision of services to MA plans and related patient diagnosis coding and risk adjustment submissions and payments. We believe that the request is part of a broader industry investigation into MA patient diagnosis coding and risk adjustment practices and potential overpayments by the government. The information requested includes information relating to patient diagnosis coding practices for a number of conditions, including potentially improper historical DMG coding for a particular condition. With respect to that condition, the guidance related to that coding issue was discontinued following our November 1, 2012 acquisition of DMG, and we notified CMS in April 2015 of the coding practice and potential overpayments. In that regard, we have identified certain additional coding practices which may have been problematic and are in discussions with the DOJ about the scope and nature of a review of claims relating to those practices. We are cooperating with the government and are producing the requested information. In addition, we are continuing to review other DMG coding practices to determine whether there were any improper coding issues. In connection with the DMG merger, we have certain indemnification rights against the sellers and an escrow was established as security for the indemnification. We have submitted an indemnification claim against the sellers secured by the escrow for any and all liabilities incurred relating to these matters and intend to pursue recovery from the escrow. However, we can make no assurances that the indemnification and escrow will cover the full amount of our potential losses related to these matters.
2015 U.S. Department of Justice Vascular Access Investigation and Related Qui Tam Litigation: In November 2015, we announced that RMS Lifeline, Inc., a wholly-owned subsidiary of ours that operates under the name Lifeline Vascular Access (Lifeline), received a Civil Investigative Demand (CID) from the DOJ. The CID relates to two vascular access centers in Florida that are part of Lifeline’s vascular access business. The CID covers the period from January 1, 2008 through the present. We acquired these two centers in December 2012. Based on the language of the CID, the DOJ appeared to be looking at whether angiograms performed at the two centers were medically unnecessary and therefore whether related claims filed with federal healthcare programs possibly violated the FCA. Lifeline does not perform dialysis services but instead provides vascular access management services for dialysis patients. We cooperated with the government and produced the requested information. The DOJ investigation was initiated pursuant to a complaint brought under the qui tam provisions of the FCA (the Complaint). The Complaint was originally filed under seal in August 2014 in the U.S. District Court, Middle District of Florida, United States ex. rel James Spafford v. DaVita HealthCare Partners, Inc., et al., Case Number 6:14-cv-1251-Orl-41DAB, naming several doctors with us as defendants. In December 2015, a First Amended Complaint was filed under seal. In May 2016, the First Amended Complaint was unsealed. The First Amended Complaint alleges violations of the FCA due to the submission of claims to the government for allegedly medically unnecessary angiograms and angiography procedures at the two vascular access centers as well as employment-related claims. The Complaint covers alleged conduct dating from July 2008, prior to our acquisition of the centers, to the present. The DOJ declined to intervene. In January 2017, we finalized and executed a settlement agreement with the relator and the government for an immaterial amount, and in April 2017, the court dismissed the case with prejudice.
2016 U.S. Attorney Prescription Drug Investigation: In early February 2016, we announced that our pharmacy services’ wholly-owned subsidiary, DaVita Rx, received a CID from the U.S. Attorney’s Office for the Northern District of Texas. It appears the government is conducting an FCA investigation concerning allegations that DaVita Rx presented or caused to be presented false claims for payment to the government for prescription medications, as well as into our relationship with pharmaceutical manufacturers. The CID covers the period from January 1, 2006 through the present. In the spring of 2015, we initiated an internal compliance review of DaVita Rx during which we identified potential billing and operational issues, including potential write-offs and discounts of patient co-payment obligations, and credits to payors for returns of prescription drugs related to DaVita Rx. We notified the government in September 2015 that we were conducting this review of DaVita Rx and began providing regular updates of our review. Upon completion of our review, we filed a self-disclosure with the OIG in early February 2016 and we have been working to address and update the practices we identified in the self-disclosure, some of which overlap with information requested by the U.S. Attorney’s Office. We do not know if the U.S. Attorney’s Office, which is part of the DOJ, knew when it served the CID on us that we were already in the process of developing a self-disclosure to the OIG. The OIG informed us in February 2016 that our submission was not accepted. They indicated that the OIG is not expressing an opinion regarding the conduct disclosed or our legal positions. We are cooperating with the government and are producing the requested information.
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
Shareholder Claims
Peace Officers’ Annuity and Benefit Fund of Georgia Securities Class Action Civil Suit: On February 1, 2017, the Peace Officers’ Annuity and Benefit Fund of Georgia filed a putative federal securities class action complaint in the U.S. District Court for the District of Colorado against us and certain executives. The complaint covers the time period of August 2015 to October 2016 and alleges, generally, that we and our executives violated federal securities laws concerning our financial results and revenue derived from patients who received charitable premium assistance from an industry-funded non-profit organization. The complaint further alleges that the process by which patients obtained commercial insurance and received charitable premium assistance was improper and “created a false impression of DaVita’s business and operational status and future growth prospects.” We dispute these allegations and intend to defend this action accordingly.
Blackburn Shareholder Derivative Civil Suit: On February 10, 2017, Charles Blackburn filed a derivative shareholder lawsuit in the U.S. District Court for the District of Delaware against us, as nominal defendant, the Board of Directors and certain executives. The complaint covers the time period from 2015 to present and alleges, generally, breach of fiduciary duty, unjust enrichment and misrepresentations and/or failures to disclose certain information in violation of the federal securities laws in our 2016 proxy statement in connection with an alleged practice to direct patients with government-subsidized health insurance into private health insurance plans to maximize our profits. We dispute these allegations and intend to defend this action accordingly. On April 4, 2017, the court stayed this proceeding until the resolution of the Peace Officers’ Annuity and Benefit Fund of Georgia Securities Class Action Civil Suit, whether by dismissal with prejudice or entry of final judgment.
Other Proceedings
In addition to the foregoing, from time to time we are subject to other lawsuits, claims, governmental investigations and audits and legal proceedings that arise due to the nature of our business, including contractual disputes, such as with payors, suppliers and others, employee-related matters and professional and general liability claims.
From time to time, we initiate litigation or other legal proceedings as a plaintiff arising out of contracts or other matters. In that regard, we had a pending lawsuit in the U.S. Court of Federal Claims against the federal government which was originally filed in May 2011. The lawsuit related to the U.S. Department of Veterans Affairs (VA) underpayment of dialysis services that we provided from 2005 through 2011 to veterans pursuant to VA regulations. In the first quarter of 2017, we received a payment of $538 million related to the settlement with the VA. Our consolidated entities recognized a net gain of $527 million on this settlement. Our nonconsolidated and managed entities recognized a gain of $9 million, of which our equity investment share was $3 million. The net effect was a net increase of $530 million to our operating income.

* * *
Other than as described above, we cannot predict the ultimate outcomes of the various legal proceedings and regulatory matters to which we are or may be subject from time to time, including those described in this “Item 1. Legal Proceedings,” in Part II of this report or the timing of their resolution or the ultimate losses or impact of developments in those matters, which could have a material adverse effect on our revenues, earnings and cash flows. Further, any legal proceedings or regulatory matters we are involved in, whether meritorious or not, are time consuming, and often require management’s attention and result in significant legal expense, and may result in the diversion of significant operational resources, or otherwise harm our business, financial results or reputation.

Item 1A. Risk Factors
An updated description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016. The risks discussed below are not the only ones facing our business. Please read the cautionary notice regarding forward-looking statements in Item 2 of Part 1 of this Quarterly Report on Form 10-Q under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
Risk factors related to our overall business:
If we fail to adhere to all of the complex government regulations that apply to our business, we could suffer severe consequences that could have a material adverse effect on our business, results of operations, financial condition and stock price.
Our operations are subject to extensive federal, state and local government regulations, including Medicare and Medicaid payment rules and regulations, federal and state anti-kickback laws, the Stark Law and analogous state self-referral prohibition statutes, Federal Acquisition Regulations, the False Claims Act (FCA), the Civil Monetary Penalty statute, the Foreign Corrupt Practices Act (FCPA) and federal and state laws regarding the collection, use and disclosure of patient health information (e.g., Health Insurance Portability and Accountability Act of 1996 (HIPAA)) and the storage, handling and administration of pharmaceuticals. The Medicare and Medicaid reimbursement rules impose complex and extensive requirements upon dialysis providers as well. Moreover, additional laws and regulations potentially affecting providers continue to be promulgated. For example, on December 13, 2016, the 21st Century Cures Act was signed into law and, among other provisions, authorizes the Office of Inspector General (OIG) to impose penalties on providers that engage in information blocking where there is knowledge that such practice is unreasonable and likely to interfere with, prevent, or materially discourage access, exchange, or use of electronic health information. A violation or departure from any of these legal requirements may result in government audits, lower reimbursements, significant fines and penalties, the potential loss of certification, recoupment efforts or voluntary repayments.
We endeavor to comply with all legal requirements; however, there is no guarantee that we will be able to adhere to all of the complex government regulations that apply to our business. We further endeavor to structure all of our relationships with physicians to comply with state and federal anti-kickback and physician self-referral laws. We utilize considerable resources to monitor the laws and implement necessary changes. However, the laws and regulations in these areas are complex and often subject to varying interpretations. For example, if an enforcement agency were to challenge the level of compensation that we pay our medical directors or the number of medical directors whom we engage, we could be required to change our practices, face criminal or civil penalties, pay substantial fines or otherwise experience a material adverse effect on our business, results of operations and financial condition as a result of a challenge to these arrangements.
In addition, failure to report and return overpayments within 60 days of when the overpayment was identified and quantified can lead to a violation of the FCA and associated penalties, as described in further detail below, and exclusion and penalties under the federal Civil Monetary Penalty statute, including civil monetary penalties of up to $10,000 (adjusted for inflation) for each item or service for which a person received an identified overpayment and failed to report and return such overpayment. These obligations to report and return overpayments could subject our procedures for identifying and processing overpayments to greater scrutiny. We have made significant investments in resources to decrease the time it takes to identify and process overpayments, and we may be required to make additional investments in the future. From time to time we may conduct internal compliance reviews, the results of which may involve the identification of overpayments or other liabilities. In that regard, in the spring of 2015, we initiated an internal compliance review of our pharmacy business during which we identified potential billing and operational issues, including potential write-offs and discounts of patient co-payment obligations, and credits to payors for returns of prescriptions drugs, related to our pharmacy business. We have disclosed the results of this ongoing review to the government. An acceleration in our ability to identify and process overpayments could result in us refunding overpayments to government and other payors more rapidly than we have in the past which could have a material adverse effect on our operating cash flows. Overpayments subject us to refunds and related damages and potential liabilities.
Additionally, the federal government has used the FCA to prosecute a wide variety of alleged false claims and fraud allegedly perpetrated against Medicare and state health care programs. Moreover, amendments to the federal Anti-Kickback Statute in the health reform law make claims tainted by anti-kickback violations potentially subject to liability under the FCA, including qui tam or whistleblower suits. The penalties for a violation of the FCA range from $5,500 to $11,000 (adjusted for inflation) for each false claim plus three times the amount of damages caused by each such claim which generally means the amount received directly or indirectly from the government. On February 3, 2017, the Department of Justice (DOJ) issued a final rule announcing adjustments to FCA penalties, under which the per claim penalty range increases to $10,957 to $21,916 for penalties assessed after February 3, 2017, so long as the underlying conduct occurred after November 2, 2015. Given the high volume of claims processed by our various operating units, the potential is high for substantial penalties in connection with any alleged FCA violations.
In addition to the provisions of the FCA, which provide for civil enforcement, the federal government can use several criminal statutes to prosecute persons who are alleged to have submitted false or fraudulent claims for payment to the federal government.
The civil investigative demand received by our wholly-owned pharmacy services subsidiary, DaVita Rx, LLC, specifically references that it is in connection with an FCA investigation concerning allegations that this subsidiary presented or caused to be presented false claims for payment to the government for prescription medications, as well as into our relationship with pharmaceutical manufacturers. See “Item 1. Legal Proceedings” in Part II of this report and Note 10 to the condensed consolidated financial statements included in this report for further details.
We are subject to a Corporate Integrity Agreement (CIA) which, for our domestic dialysis business, requires us to report probable violations of criminal, civil or administrative laws applicable to any federal health care program for which penalties or exclusions may be authorized under applicable healthcare laws and regulations. See “If we fail to comply with our Corporate Integrity Agreement, we could be subject to substantial penalties and exclusion from participation in federal healthcare programs that could have a material adverse effect on our business, results of operations and financial condition."
If any of our operations are found to violate these or other government regulations, we could suffer severe consequences that would have a material adverse effect on our business, results of operations, financial condition and stock price, including:

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

•
Enforcement actions by governmental agencies and/or state claims for monetary damages by patients who believe their protected health information (PHI) has been used, disclosed or not properly safeguarded in violation of federal or state patient privacy laws, including HIPAA and the Privacy Act of 1974;

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
We are, and may in the future be, a party to various lawsuits, claims, governmental investigations and audits (including investigations resulting from our obligation to self-report suspected violations of law) and other legal proceedings, any of which could result in, among other things, substantial financial penalties or awards against us, substantial payments made by us, harm to our reputation, required changes to our business practices, exclusion from future participation in the Medicare, Medicaid and other federal healthcare programs and possible criminal penalties, any of which could have a material adverse effect on our business, results of operations and financial condition.
We are the subject of a number of investigations and audits by the federal government. We have received subpoenas or other requests for documents from the federal government in connection with the Swoben private civil suit, the 2015 U.S. Attorney Transportation Investigation, the investigations underlying the two subpoenas regarding patient diagnosis coding received by DMG and its JSA subsidiary, the 2016 U.S. Attorney Prescription Drug Investigation and the 2017 U.S. Attorney American Kidney Fund Investigation. In addition to the foregoing inquiries and proceedings, we are frequently subject to other investigations and audits by state or federal government agencies and/or private civil qui tam complaints filed by relators and other lawsuits, claims and legal proceedings.
Responding to subpoenas, investigations and other lawsuits, claims and legal proceedings as well as defending ourselves in such matters will continue to require management’s attention and cause us to incur significant legal expense. Negative findings or terms and conditions that we might agree to accept as part of a negotiated resolution of pending or future government inquiries or relator proceedings could result in, among other things, substantial financial penalties or awards against us, substantial payments made by us, harm to our reputation, required changes to our business practices, exclusion from future participation in the Medicare, Medicaid and other federal healthcare programs and, in certain cases, criminal penalties, any of which could have a material adverse effect on us. It is possible that criminal proceedings may be initiated against us in connection with investigations by the federal government. To our knowledge, no such proceedings have been initiated by the federal government against us at this time. Other than as described in “Item 1. Legal Proceedings” in Part II of this report and Note 10 to the condensed consolidated financial statements included in this report, we cannot predict the ultimate outcomes of the various legal proceedings and regulatory matters to which we are or may be subject from time to time, including those described in the aforementioned sections of this report, or the timing of their resolution or the ultimate losses or impact of developments in those matters, which could have a material adverse effect on our business results of operations and financial condition. See “Item 1. Legal Proceedings” in Part II of this report and Note 10 to the condensed consolidated financial statements included in this report for further details regarding these and other matters.
Disruptions in federal government operations and funding create uncertainty in our industry and could have a material adverse effect on our business, results of operations and financial condition.
A substantial portion of our revenues is dependent on federal healthcare program reimbursement, and any disruptions in federal government operations could have a material adverse effect on our business, results of operations and financial condition. If the U.S. government defaults on its debt, there could be broad macroeconomic effects that could raise our cost of borrowing funds, and delay or prevent our future growth and expansion. Any future federal government shutdown, U.S. government default on its debt and/or failure of the U.S. government to enact annual appropriations could have a material adverse effect on our business, results of operations and financial condition. Additionally, disruptions in federal government operations may negatively impact regulatory approvals and guidance that are important to our operations, and create uncertainty about the pace of upcoming healthcare regulatory developments.
Healthcare reform could have a material adverse effect on our business, financial condition and results of operations.
We cannot predict how employers, private payors or persons buying insurance might react to the changes brought on by federal and state healthcare reform legislation or what form many of these regulations will take before implementation.
The federal healthcare reform legislation, enacted in 2010, introduced healthcare insurance exchanges which provide a marketplace for eligible individuals and small employers to purchase healthcare insurance. The business and regulatory environment continues to evolve as the exchanges mature, and regulations are challenged, changed and enforced. If commercial payor participation in the exchanges continues to decrease, it could have a material adverse effect on our business, results of operations and financial condition. Although we cannot predict the short- or long-term effects of these factors, we believe the healthcare insurance exchanges could result in a reduction in ESRD patients covered by traditional commercial insurance policies and an increase in the number of patients covered through the exchanges under more restrictive commercial plans with lower reimbursement rates or higher deductibles and co-payments that patients may not be able to pay. To the extent that the ongoing implementation of such exchanges or changes in regulations or enforcement of regulations regarding the exchanges results in a reduction in reimbursement rates for our services from commercial and/or government payors, it could have a material adverse effect on our business, results of operations and financial condition.
The 2010 healthcare reform legislation also added several new tax provisions that, among other things, impose various fees and excise taxes, and limit compensation deductions for health insurance providers and their affiliates. These rules could negatively impact our cash flow and tax liabilities. In addition, the 2010 healthcare reform legislation broadened the potential for penalties under the FCA for the knowing and improper retention of overpayments collected from government payors and reduced the timeline to file Medicare claims. As a result, we made significant investments in new resources to accelerate the time it takes us to identify and process overpayments and we deployed significant resources to reduce our timeline and improve our claims processing methods to ensure that our Medicare claims are filed in a timely fashion. However, we may be required to make additional investments in the future. Failure to timely identify and return overpayments may result in significant penalties, which could have a material effect on our business, results of operations and financial condition. Failure to file a claim within the one year window could result in payment denials, adversely affecting our business, results of operations and financial condition.
With the 2010 healthcare reform legislation, new models of care emerge and evolve and other initiatives in the government or private sector may arise, which could adversely impact our business. For example, the CMS Innovation Center (Innovation Center) is currently working with various healthcare providers to develop, refine and implement Accountable Care Organizations (ACOs) and other innovative models of care for Medicare and Medicaid beneficiaries, including Bundled Payments for Care Improvement Initiative, CEC Model (which includes the development of ESRD Seamless Care Organizations), the Comprehensive Primary Care Initiative, the Duals Demonstration, and other models. We are currently participating in the CEC Model with the Innovation Center, including with organizations in Arizona, Florida, and adjacent markets in New Jersey and Pennsylvania. Our U.S. dialysis business may choose to participate in additional models either as a partner with other providers or independently. Even in areas where we are not directly participating in these or other Innovation Center models, some of our patients may be assigned to an ACO, another ESRD Care Model, or another program, in which case the quality and cost of care that we furnish will be included in an ACO’s, another ESRD Care Model’s, or other program’s calculations. Additionally, CMS instituted new screening procedures, as required by the 2010 federal healthcare reform legislation, which we expect will delay the Medicare contractor approval process, potentially causing a delay in reimbursement. We anticipate the new screening and enrollment requirements will require additional personnel and financial resources and will potentially delay the enrollment and revalidation of our centers which in turn will delay payment. These delays could adversely affect our business, results of operations and financial condition.
Other reform measures allow CMS to place a moratorium on new enrollment of providers and to suspend payment to providers upon a credible allegation of fraud from any source. These types of reform measures, as well as other measures, could adversely affect our business, results of operations and financial condition depending upon the scope and breadth of the implementing regulations.
There is also a considerable amount of uncertainty as to the prospective implementation of the 2010 federal healthcare reform legislation and what similar measures might be enacted at the state level. There have been multiple attempts through legislative action and legal challenges to repeal or amend the Affordable Care Act (ACA). In addition, the 2016 Presidential and Congressional elections have caused the future state of the exchanges and other ACA reforms to be unclear. While it does appear likely that there will be significant changes to the healthcare environment in the future, the specific changes and their timing are not yet apparent. As a result, there is considerable uncertainty regarding the future with respect to the exchanges, and, indeed, many core aspects of the current health care marketplace. Previously enacted reforms as well as future legislative changes could have a material adverse effect on our results of operations, including lowering our reimbursement rates and increasing our expenses.
In addition, CMS published an interim final rule that establishes new Conditions for Coverage standards for dialysis facilities that require any facility making payments of premiums for individual market health plans to notify patients of potential coverage options and educate them about the benefits of each option. The interim final rule requires facilities to ensure that insurers are informed of and have agreed to accept the payments. On January 25, 2017, a federal district court in Texas issued a preliminary injunction on CMS’ interim final rule. At this time CMS has not appealed the court’s ruling and we await the final decision from the court. This and any other law, rule or guidance issued by CMS limiting or prohibiting the use of charitable premium assistance and/or the ability of patients with access to alternative coverage from selecting a marketplace plan on or off exchange could have a material adverse effect on our business, results of operations and financial condition.
Federal and state privacy and information security laws are complex, and if we fail to comply with applicable laws, regulations and standards, including with respect to third-party service providers that utilize sensitive personal information on our behalf, or if we fail to properly maintain the integrity of our data, protect our proprietary rights to our systems or defend against cybersecurity attacks, we may be subject to government or private actions due to privacy and security breaches, any of which could have a material adverse effect on our business, financial condition and results of operations or harm our reputation.
We must comply with numerous federal and state laws and regulations governing the collection, dissemination, access, use, security and privacy of PHI, including HIPAA and its implementing privacy, security, and related regulations, as amended by the federal Health Information Technology for Economic and Clinical Health Act (HITECH) and collectively referred to as HIPAA. If we fail to comply with applicable privacy and security laws, regulations and standards, including with respect to third-party service providers that utilize sensitive personal information, including PHI, on our behalf, properly maintain the integrity of our data, protect our proprietary rights to our systems, or defend against cybersecurity attacks, it could harm our reputation or have a material adverse effect on our business, results of operations and financial condition.

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
Any security breach involving the misappropriation, loss or other unauthorized disclosure or use of confidential information, including PHI, financial data, competitively sensitive information, or other proprietary data, whether by us or a third party, could have a material adverse effect on our business, financial condition, and results of operations and harm our reputation. We may be required to expend significant additional resources to modify our protective measures, to investigate and remediate vulnerabilities or other exposures, or to make required notifications. The occurrence of any of these events could result in interruptions, delays, the loss or corruption of data, cessations in the availability of systems or liability under privacy and security laws, all of which could have a material adverse effect on our business, financial condition or results of operations, harm our reputation and trigger regulatory actions and private party litigation. If we are unable to protect the physical and electronic security and privacy of our databases and transactions, we could be subject to potential liability and regulatory action, our reputation and relationships with our patients and vendors would be harmed, and our business, results of operations and financial condition could be materially and adversely affected. Failure to adequately protect and maintain the integrity of our information systems (including our networks) and data, or to defend against cybersecurity attacks, could subject us to monetary fines, civil suits, civil penalties or criminal sanctions and requirements to disclose the breach publicly, and could further result in a material adverse effect on our business, results of operations and financial condition or harm our reputation. As malicious cyber activity escalates, including activity that originates outside of the United States, the risks we face relating to transmission of data and our use of service providers outside of our network, as well as the storing or processing of data within our network, intensify. There have been increased federal and state HIPAA and other privacy and security enforcement efforts and we expect this trend to continue. While we maintain cyber liability insurance, this insurance may not cover us for all losses and may not be sufficient to protect us against all losses.
We may engage in acquisitions, mergers, joint ventures or dispositions, which may affect our results of operations, debt-to-capital ratio, capital expenditures or other aspects of our business, and if businesses we acquire have liabilities we are not aware of, we could suffer severe consequences that would have a material adverse effect on our business, results of operations and financial condition.
Our business strategy includes growth through acquisitions of dialysis centers and other businesses, as well as entry into joint ventures. We may engage in acquisitions, mergers, joint ventures, dispositions or new business models, which may affect our results of operations, debt-to-capital ratio, capital expenditures or other aspects of our business. There can be no assurance that we will be able to identify suitable acquisition targets or merger partners or that, if identified, we will be able to acquire these targets on acceptable terms or agree to terms with merger partners. There can also be no assurance that we will be successful in completing any acquisitions, mergers or dispositions that we announce, executing new business models or integrating any acquired business into our overall operations. There is no guarantee that we will be able to operate acquired businesses successfully as stand-alone businesses, or that any such acquired business will operate profitably or will not otherwise have a material adverse effect on our business, results of operations and financial condition. Further, we cannot be certain that key talented individuals at the business being acquired will continue to work for us after the acquisition or that they will be able to continue to successfully manage or have adequate resources to successfully operate any acquired business.
Businesses we acquire may have unknown or contingent liabilities or liabilities that are in excess of the amounts that we originally estimated, and may have other issues, including those related to internal controls over financial reporting or issues that could affect our ability to comply with healthcare laws and regulations and other laws applicable to our expanded business. As a result, we cannot make any assurances that the acquisitions we consummate will be successful. Although we generally seek indemnification from the sellers of businesses we acquire for matters that are not properly disclosed to us, we are not always successful. In addition, even in cases where we are able to obtain indemnification, we may discover liabilities greater than the contractual limits, the amounts held in escrow for our benefit (if any), or the financial resources of the indemnifying party. In the event that we are responsible for liabilities substantially in excess of any amounts recovered through rights to indemnification or alternative remedies that might be available to us, or any applicable insurance, we could suffer severe consequences that could have a material adverse effect on our business, results of operations and financial condition.
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
If we are not able to continue to make acquisitions, or maintain an acceptable level of non-acquired growth, or if we face significant patient attrition to our competitors or a reduction in the number of our medical directors or associated physicians, it could adversely affect our business, results of operations and financial condition.
Acquisitions, patient retention and medical director and physician retention are an important part of our growth strategy. We face intense competition from other companies for acquisition targets. In our U.S. dialysis business, we continue to face increased competition from large and medium-sized providers, which compete directly with us for acquisition targets as well as for individual patients and medical directors. In addition, as we continue our international dialysis expansion into various international markets, we will face competition from large and medium-sized providers for these acquisition targets as well. Because of the ease of entry into the dialysis business and the ability of physicians to be medical directors for their own centers, competition for growth in existing and expanding markets is not limited to large competitors with substantial financial resources. Occasionally, we have experienced competition from former medical directors or referring physicians who have opened their own dialysis centers. In addition, FMC, our largest competitor, manufactures a full line of dialysis supplies and equipment in addition to owning and operating dialysis centers. This may give it cost advantages over us because of its ability to manufacture its own products. If we are not able to continue to make acquisitions, continue to maintain acceptable levels of non-acquired growth, or if we face significant patient attrition to our competitors or a reduction in the number of our medical directors or associated physicians, it could adversely affect our business, results of operations and financial condition.
Our ability to effectively provide the services we offer could be negatively impacted if certain of our suppliers do not meet our needs, if there are material price increases, or if we are unable to effectively access new technology, which could have a material adverse effect on our business, results of operations and financial condition.
We have significant suppliers that are either the sole or primary source of products critical to the services we provide, including Amgen, Baxter, FMC, NxStage Medical, Inc. and others or to which we have committed obligations to make purchases. If any of these suppliers do not meet our needs for the products they supply, including in the event of a product recall, shortage or dispute, and we are not able to find adequate alternative sources, if we experience material price increases from these suppliers that we are unable to mitigate, or if some of the drugs that we purchase are not reimbursed or not adequately reimbursed by commercial payors or through the bundled payment rate by Medicare, our business, results of operations and financial condition could be materially reduced. In addition, the technology related to the products critical to the services we provide is subject to new developments and may result in superior products. If we are not able to access superior products on a cost-effective basis or if suppliers are not able to fulfill our requirements for such products, we could face patient attrition which could have a material adverse effect on our business, results of operations and financial condition.
DMG operates in a different line of business from our historical business, and we face challenges managing DMG and may not realize anticipated benefits.
DMG operates in a different line of business from our historical business. We may not have the expertise, experience and resources to pursue all of our businesses at once, and we may be unable to successfully operate all businesses in the combined company. The administration of DMG requires implementation of appropriate operations, management, and financial reporting systems and controls. We experience difficulties in effectively implementing these and other systems. The management of DMG requires and will continue to require the focused attention of our management team, including a significant commitment of its time and resources. The need for management to focus on these matters could have a material adverse effect on our business, results of operations and financial condition. If the DMG operations are less profitable than we currently anticipate or we do not have the experience, the appropriate expertise or the resources to pursue all businesses in the combined company, our results of operations and financial condition may be materially and adversely affected, and in that regard, we have taken goodwill impairment charges of $442 million in total and may continue incurring additional impairment charges.

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

•	limit our flexibility in planning for, or reacting to, changes in our business and the markets in which we operate;

•	expose us to interest rate volatility that could adversely affect our business, results of operations and financial condition, and our ability to service our indebtedness;

•	place us at a competitive disadvantage compared to our competitors that have less debt; and

•	limit our ability to borrow additional funds.
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
The borrowings under our senior secured credit facilities are guaranteed by a substantial portion of our direct and indirect wholly-owned domestic subsidiaries and are secured by a substantial portion of our and our subsidiaries’ assets.
We may be subject to liability claims for damages and other expenses that are not covered by insurance or exceed our existing insurance coverage that could have a material adverse effect on our business, results of operations and financial condition.
Our operations and how we manage our Company may subject us, as well as our officers and directors to whom we owe certain defense and indemnity obligations, to litigation and liability for damages. Our business, profitability and growth prospects could suffer if we face negative publicity or we pay damages or defense costs in connection with a claim that is outside the scope or limits of coverage of any applicable insurance coverage, including claims related to adverse patient events, contractual disputes, professional and general liability and directors’ and officers’ duties. In addition, we have received several notices of claims from commercial payors and other third parties, as well as subpoenas and CIDs from the federal government, related to our business practices, including our historical billing practices and the historical billing practices of acquired businesses. Although the ultimate outcome of these claims cannot be predicted, an adverse result with respect to one or more of these claims could have a material adverse effect on our business, results of operations and financial condition. We currently maintain insurance coverage for those risks we deem are appropriate to insure against and make determinations about whether to self-insure as to other risks or layers of coverage. However, a successful claim, including a professional liability, malpractice or negligence claim which is in excess of any applicable insurance coverage, or that is subject to our self-insurance retentions, could have a material adverse effect on our business, results of operations and financial condition. Additionally, as a result of the broad scope of our DMG division’s medical practice, we are exposed to medical malpractice claims, as well as claims for damages and other expenses, that may not be covered by insurance or for which adequate limits of insurance coverage may not be available.

In addition, if our costs of insurance and claims increase, then our earnings could decline. Market rates for insurance premiums and deductibles have been steadily increasing. Our business, results of operations and financial condition could be materially and adversely affected by any of the following:

•	the collapse or insolvency of our insurance carriers;

•	further increases in premiums and deductibles;

•	increases in the number of liability claims against us or the cost of settling or trying cases related to those claims; or

•	an inability to obtain one or more types of insurance on acceptable terms, if at all.
If we fail to successfully maintain an effective internal control over financial reporting, the integrity of our financial reporting could be compromised, which could have a material adverse effect on our ability to accurately report our financial results and the market’s perception of our business and our stock price.
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
Deterioration in economic conditions and further disruptions in the financial markets could have a material adverse effect on our business, results of operations and financial condition.
Deterioration in economic conditions could have a material adverse effect on our business, results of operations and financial condition. Among other things, the potential decline in federal and state revenues that may result from such conditions may create additional pressures to contain or reduce reimbursements for our services from Medicare, Medicaid and other government sponsored programs. Increases in job losses in the U.S. as a result of adverse economic conditions has and may continue to result in a smaller percentage of our patients being covered by an employer group health plan and a larger percentage being covered by lower paying Medicare and Medicaid programs. Employers may also select more restrictive commercial plans with lower reimbursement rates. To the extent that payors are negatively impacted by a decline in the economy, we may experience further pressure on commercial rates, a further slowdown in collections and a reduction in the amounts we expect to collect. In addition, uncertainty in the financial markets could adversely affect the variable interest rates payable under our credit facilities or could make it more difficult to obtain or renew such facilities or to obtain other forms of financing in the future, if at all. Any or all of these factors, as well as other consequences of a deterioration in economic conditions which cannot currently be anticipated, could have a material adverse effect on our business, results of operations and financial condition.
Expansion of our operations to and offering our services in markets outside of the U.S. subjects us to political, economic, legal, operational and other risks that could have a material adverse effect on our business, results of operations and financial condition.
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
These risks could have a material adverse effect on our business, results of operations and financial condition.
Risk factors related to our U.S. dialysis and related lab services, ancillary services and strategic initiatives:
If patients in commercial plans are subject to restriction in plan designs or the average rates that commercial payors pay us decline significantly, it would have a material adverse effect on our business, results of operations and financial condition.
Approximately 33% of our dialysis services revenues for the three months ended March 31, 2017 were generated from patients who have commercial payors (including hospital dialysis services) as their primary payor. The majority of these patients have insurance policies that pay us on terms and at rates that are generally significantly higher than Medicare rates. The payments we receive from commercial payors generate nearly all of our profit and all of our nonacute dialysis profits come from commercial payors. We continue to experience downward pressure on some of our commercial payment rates as a result of general conditions in the market, including as employers shift to less expensive options for medical services, recent and future consolidations among commercial payors, increased focus on dialysis services and other factors. In addition, many commercial payors that sell individual plans both on and off exchange have publicly announced losses in the marketplace. These payors may seek discounts on rates for marketplace plans on and off exchange. There is no guarantee that commercial payment rates will not be materially lower in the future.
We are continuously in the process of negotiating existing and potential new agreements with commercial payors who aggressively negotiate terms with us. Sometimes many significant agreements are being renegotiated at the same time. In the event that our continual negotiations result in overall commercial rate reductions in excess of overall commercial rate increases, the cumulative effect could have a material adverse effect on our business, results of operations and financial condition. Consolidations have significantly increased the negotiating leverage of commercial payors. Our negotiations with payors are also influenced by competitive pressures, and we may experience decreased contracted rates with commercial payors or experience decreases in patient volume as our negotiations with commercial payors continue. In addition to downward pressure on contracted commercial payor rates, payors have been attempting to design and implement plans to restrict access to coverage, and the duration and/or the breadth of benefits, which may result in decreased payments. In addition, payors have been attempting to impose restrictions and limitations on patient access to commercial exchange plans and non-contracted or out-of-network providers, and in some circumstances designate our centers as out-of-network providers. Rates for commercial exchange products and out-of-network providers are on average higher than rates for government products and in-network providers, respectively. In 2017, a number of commercial payors have incorporated policies into their provider manuals refusing to accept charitable premium assistance from bona fide non-profit organizations, such as the American Kidney Fund, which may impact the number of patients who are able to afford commercial exchange plans. We also believe commercial payors have or will begin to restructure their benefits to create disincentives for patients to select or remain with out-of-network providers and to decrease payment rates for out-of-network providers. Decreases in the number of patients with commercial exchange plans, decreases in out-of-network rates and restrictions on out-of-network access, our turning away new patients in instances where we are unable to come to agreement on rates, or decreases in contracted rates could result in a significant decrease in our overall revenues derived from commercial payors. If the average rates that commercial payors pay us decline significantly, or if we see a decline in commercial patients, it would have a material adverse effect on our business, results of operations and financial condition. For additional details regarding specific risks we face regarding regulatory changes that could result in fewer patients covered under commercial plans or an increase of patients covered under more restrictive commercial plans with lower reimbursement rates, see the discussion in the risk factor under the heading “Healthcare reform could have a material adverse effect on our business, financial condition and results of operations.”
If the number of patients with higher-paying commercial insurance declines, it could have a material adverse effect on our business, results of operations and financial condition.
Our revenue levels are sensitive to the percentage of our patients with higher-paying commercial insurance coverage. A patient’s insurance coverage may change for a number of reasons, including changes in the patient’s or a family member’s employment status. Currently, for a patient covered by an employer group health plan, Medicare generally becomes the primary payor after 33 months, or earlier, if the patient’s employer group health plan coverage terminates. Patients with commercial insurance frequently rely on financial assistance from charitable organizations, such as the American Kidney Fund. However, certain payors are challenging our patients’ and other providers’ patients' ability to utilize assistance from charitable organizations for the payment of premiums, including through litigation and other legal proceedings. Regulators have also questioned the use of charitable premium assistance for ESRD patients, including CMS, which had issued an interim final rule on charitable premium assistance in December 2016. Although CMS’ interim final rule is currently subject to a preliminary injunction issued by a federal court judge, CMS or a regulatory agency may issue a new rule to challenge charitable premium assistance. If any of these challenges to kidney patients’ use of premium assistance are successful or regulators impose restrictions on the use of financial assistance from such charitable organizations such that these patients are unable to obtain, or continue to receive or receive for a limited duration, such financial assistance, it could have a material adverse effect on our business, results of operations and financial condition.
When Medicare becomes the primary payor, the payment rate we receive for that patient decreases from the employer group health plan rate to the lower Medicare payment rate. The number of our patients who have government-based programs as their primary payors could increase and the percentage of our patients covered under commercial insurance plans could be negatively impacted as a result of improved mortality or declining macroeconomic conditions. To the extent there are sustained or increased job losses in the U.S., independent of whether general economic conditions improve, we could experience a decrease in the number of patients covered under commercial plans. We could also experience a further decrease in the payments we receive for services if changes to the healthcare regulatory system result in fewer patients covered under commercial plans or an increase of patients covered under more restrictive commercial plans with lower reimbursement rates. In addition, our continual negotiations with commercial payors under existing and potential new agreements could result in a decrease in the number of our patients covered by commercial plans to the extent that we cannot reach agreement with commercial payors on rates and other terms, resulting in termination or non-renewals of existing agreements and our inability to enter into new agreements. Commercial payors have taken and may continue to take steps to control the cost of and/or the eligibility for access to healthcare services, including relative to products on and off the healthcare exchanges. These efforts could impact the number of our patients who are eligible to enroll in commercial insurance plans, and remain on the plans, including plans offered through healthcare exchanges. If there is a significant reduction in the number of patients under higher-paying commercial plans relative to government-based programs that pay at lower rates, it would have a material adverse effect on our business, results of operations and financial condition.
Changes in the structure of and payment rates under the Medicare ESRD program could have a material adverse effect on our business, results of operations and financial condition.
Approximately 42% of our dialysis services revenues for the three months ended March 31, 2017 were generated from patients who have Medicare as their primary payor. For patients with Medicare coverage, all ESRD payments for dialysis treatments are made under a single bundled payment rate which provides a fixed payment rate to encompass all goods and services provided during the dialysis treatment, including pharmaceuticals that were historically separately reimbursed to the dialysis providers, such as EPO, vitamin D analogs and iron supplements, irrespective of the level of pharmaceuticals administered or additional services performed. Most lab services are also included in the bundled payment. Under the ESRD Prospective Payment System (PPS), the bundled payments to a dialysis facility may be reduced by as much as 2% based on the facility’s performance in specified quality measures set annually by CMS through the ESRD Quality Incentive Program, which was established by the Medicare Improvements for Patients and Providers Act of 2008. The bundled payment rate is also adjusted for certain patient characteristics, a geographic usage index and certain other factors.

The current bundled payment system presents certain operating, clinical and financial risks, which include:

•
Risk that our rates are reduced by CMS. Uncertainty about future payment rates remains a material risk to our business. Each year, CMS publishes a final rule for PPS, which phases in the reductions to the PPS base rate mandated by the American Taxpayer Relief Act of 2012 as modified by the Protecting Access to Medicare Act of 2014.

•
Risk that increases in our operating costs will outpace the Medicare rate increases we receive. We expect operating costs to continue to increase due to inflationary factors, such as increases in labor and supply costs, regardless of whether there is a compensating inflation-based increase in Medicare payment rates or in payments under the bundled payment rate system.

•
Risk of federal budget sequestration cuts. As a result of the Budget Control Act of 2011 and the Bipartisan Budget Act of 2015, an annual 2% reduction to Medicare payments took effect on April 1, 2013 and has been extended through 2025. These across-the-board spending cuts have affected and will continue to adversely affect our business, results of operations and financial condition.

•
Risk that, if our clinical systems fail to accurately capture the data we report to CMS in connection with claims for which at least part of the government’s payments to us is based on clinical performance or patient outcomes or co-morbidities, we might be over-reimbursed by the government which could subject us to certain liability. For example, CMS published a final rule that implemented a provision of the ACA, requiring providers to report and return Medicare and Medicaid overpayments within the later of (a) 60 days after the overpayment is identified, or (b) the date any corresponding cost report is due, if applicable. An overpayment impermissibly retained under this statute could subject us to liability under the FCA, exclusion, and penalties under the federal Civil Monetary Penalty statute.

For additional details regarding the risks we face for failing to adhere to our Medicare and Medicaid regulatory compliance obligations, see the risk factor below under the heading “If we fail to adhere to all of the complex government regulations that apply to our business, we could suffer severe consequences that could have a material adverse effect on our business, results of operations and financial condition.”
Changes in state Medicaid or other non-Medicare government-based programs or payment rates could have a material adverse effect on our business, results of operations and financial condition.
Approximately 25% of our dialysis services revenues for the three month ended March 31, 2017 were generated from patients who have state Medicaid or other non-Medicare government-based programs, such as coverage through the Department of Veterans Affairs (VA), as their primary coverage. As state governments and other governmental organizations face increasing budgetary pressure, we may in turn face reductions in payment rates, delays in the receipt of payments, limitations on enrollee eligibility or other changes to the applicable programs. For example, certain state Medicaid programs and the VA have recently considered, proposed or implemented payment rate reductions.
The VA adopted Medicare’s bundled PPS pricing methodology for any veterans receiving treatment from non-VA providers under a national contracting initiative. Since we are a non-VA provider, these reimbursements are tied to a percentage of Medicare reimbursement, and we have exposure to any dialysis reimbursement changes made by CMS. Approximately 3% of our dialysis services revenues for the three months ended March 31, 2017 were generated by the VA.
In 2013, we entered into a five-year Nationwide Dialysis Services contract with the VA which is subject to one-year renewal periods, consistent with all provider agreements with the VA under this contract. During the length of the contract, the VA has elected not to make adjustments to reimbursement percentages that are tied to a percentage of Medicare reimbursement rates. These agreements provide the VA with the right to terminate the agreements without cause on short notice. Should the VA not renew or cancel these agreements for any reason, we may cease accepting patients under this program and may be forced to close centers, which could have a material adverse effect on our business, results of operations and financial condition.
State Medicaid programs are increasingly adopting Medicare-like bundled payment systems, but sometimes these payment systems are poorly defined and are implemented without any claims processing infrastructure, or patient or facility adjusters. If these payment systems are implemented without any adjusters and claims processing changes, Medicaid payments will be substantially reduced and the costs to submit such claims may increase, which will have a negative impact on our business, results of operations and financial condition. In addition, some state Medicaid program eligibility requirements mandate that citizen enrollees in such programs provide documented proof of citizenship. If our patients cannot meet these proof of citizenship documentation requirements, they may be denied coverage under these programs, resulting in decreased patient volumes and revenue. These Medicaid payment and enrollment changes, along with similar changes to other non-

Medicare government programs could reduce the rates paid by these programs for dialysis and related services, delay the receipt of payment for services provided and further limit eligibility for coverage which could materially adversely effect our business, results of operations and financial condition.
Changes in clinical practices, payment rates or regulations impacting EPO and other pharmaceuticals could have a material adverse effect on our business, results of operations and financial condition and negatively impact our ability to care for patients.
Medicare bundles EPO into the PPS such that dosing variations do not change the amount paid to a dialysis facility. Although some Medicaid programs and other payors suggest movement towards a bundled payment system inclusive of EPO, some non-Medicare payors continue to pay for EPO separately from the treatment rate.
Additionally, evaluations on the utilization and reimbursement for ESAs, which have occurred in the past and may occur in the future, and related actions by the U.S. Congress and federal agencies, could result in further restrictions on the utilization and reimbursement for ESAs. Commercial payors have increasingly examined their administration policies for EPO and, in some cases, have modified those policies. Changes in labeling of EPO and other pharmaceuticals in a manner that alters physician practice patterns or accepted clinical practices, and/or changes in private and governmental payment criteria, including the introduction of EPO administration policies could have a material adverse effect on our business, results of operations and financial condition. Further increased utilization of EPO for patients for whom the cost of EPO is included in a bundled reimbursement rate, or further decreases in reimbursement for EPO and other pharmaceuticals that are not included in a bundled reimbursement rate, could also have a material adverse effect on our business, results of operations and financial condition.
Additionally, as a result of the current high level of scrutiny and controversy, we may be subject to increased inquiries or audits from a variety of governmental bodies or claims by third parties. Although we believe our anemia management practices and other pharmaceutical administration practices have been compliant with existing laws and regulations, increased inquiries or audits from governmental bodies or claims by third parties would require management’s attention, and could result in significant legal expense. Any negative findings could result in substantial financial penalties or repayment obligations, the imposition of certain obligations on and changes to our practices and procedures as well as the attendant financial burden on us to comply with the obligations, or exclusion from future participation in the Medicare and Medicaid programs, and could have a material adverse effect on our business, results of operations and financial condition.
If we fail to comply with our Corporate Integrity Agreement, we could be subject to substantial penalties and exclusion from participation in federal healthcare programs that could have a material adverse effect on our business, results of operations and financial condition.
In October 2014, we entered into a Settlement Agreement with the United States and relator David Barbetta to resolve the then pending 2010 and 2011 U.S. Attorney physician relationship investigations and paid $406 million in settlement amounts, civil forfeiture, and interest to the United States and certain states. In connection with the resolution of these matters, and in exchange for the OIG’s agreement not to exclude us from participating in the federal healthcare programs, we have entered into a five-year CIA with the OIG. The CIA (i) requires that we maintain certain elements of our compliance programs; (ii) imposes certain expanded compliance-related requirements during the term of the CIA; (iii) requires ongoing monitoring and reporting by an independent monitor, imposes certain reporting, certification, records retention and training obligations, allocates certain oversight responsibility to the Board’s Compliance Committee, and necessitates the creation of a Management Compliance Committee and the retention of an independent compliance advisor to the Board; and (iv) contains certain business restrictions related to a subset of our joint venture arrangements, including our agreeing to (1) unwind 11 joint venture transactions that were created through partial divestitures to, or partial acquisitions from, nephrologists, and that cover 26 of our 2,119 clinics that existed at the time we entered into the Settlement Agreement, all of which have been completed, (2) not enter into certain types of partial divestiture joint venture transactions with nephrologists during the term of the CIA, (3) non-enforcement of certain patient-related non-solicitation restrictions, and (4) certain other restrictions. The costs associated with compliance with the CIA could be substantial and may be greater than we currently anticipate. In addition, in the event of a breach of the CIA, we could become liable for payment of certain stipulated penalties, and could be excluded from participation in federal healthcare programs. The OIG notified us that it considered us to be previously in breach of the CIA because of three implementation deficiencies. While we have remediated the deficiencies and have paid certain stipulated penalties, we cannot provide any assurances that we may not be found in breach of the CIA in the future. In general, the costs associated with compliance with the CIA, or any liability or consequences associated with a breach, could have a material adverse effect on our business, results of operations and financial condition. For our domestic dialysis business, we are required under the CIA to report to the OIG (i) probable violations of criminal, civil or administrative laws applicable to any federal health care program for which penalties or exclusions may be authorized under applicable laws and regulations; (ii) substantial overpayments of amounts of money we have received in excess of the amounts due and payable under the federal healthcare program requirements; and (iii) employment of or contracting with individuals ineligible from participating in the federal healthcare programs (we refer to these collectively as Reportable Events). We have provided the OIG notice of Reportable Events, and we may identify and report additional events in the future. If any of our operations are found to violate government laws and regulations, we could suffer severe consequences that could have a material adverse effect on our business, results of operations, financial condition and stock price, including those consequences described under the risk factor “If we fail to adhere to all of the complex government regulations that apply to our business, we could suffer severe consequences that could have a material adverse effect on our business, results of operations and financial condition.”
Delays in state Medicare and Medicaid certification or other licensing of our dialysis centers could adversely affect our business, results of operations and financial condition.
Before we can begin billing for patients treated in our outpatient dialysis centers who are enrolled in government-based programs, we are required to obtain state and federal certification for participation in the Medicare and Medicaid programs. As state agencies responsible for surveying dialysis centers on behalf of the state and Medicare program face increasing budgetary pressure, certain states are having difficulty keeping up with certifying dialysis centers in the normal course resulting in significant delays in certification. If state governments continue to have difficulty keeping up with certifying new centers in the normal course and we continue to experience significant delays in our ability to treat and bill for services provided to patients covered under government programs, it could cause us to incur write-offs of investments or accelerate the recognition of lease obligations in the event we have to close centers or our centers’ operating performance deteriorates, and it could have an adverse effect on our business, results of operations and financial condition. In addition to certifications for Medicare and Medicaid, some states have licensing requirements for ESRD facilities. Delays in licensure or denials of licensure could also adversely affect our business, results of operations and financial condition.
If our joint ventures were found to violate the law, we could suffer severe consequences that would have a material adverse effect on our business, results of operations and financial condition.
As of March 31, 2017, we owned a controlling interest in numerous dialysis-related joint ventures, which represented approximately 24% of our dialysis and related lab services revenues for the three months ended March 31, 2017. In addition, we also owned noncontrolling equity investments in several other dialysis related joint ventures. We may continue to increase the number of our joint ventures. Many of our joint ventures with physicians or physician groups also have certain physician owners providing medical director services to centers we own and operate. Because our relationships with physicians are governed by the federal and state anti-kickback statutes, we have sought to structure our joint venture arrangements to satisfy as many federal safe harbor requirements as we believe are commercially reasonable. However, although our joint venture arrangements do not satisfy all of the elements of any safe harbor under the federal Anti-Kickback Statute, they are not automatically prohibited under the federal Anti-Kickback Statute but are susceptible to government scrutiny. For example, in October 2014, we entered into a Settlement Agreement with the United States and relator David Barbetta to resolve the then pending 2010 and 2011 U.S. Attorney physician relationship investigations regarding certain of our joint ventures and paid $406 million in settlement amounts, civil forfeiture, and interest to the United States and certain states. For further details, see “If we fail to comply with our Corporate Integrity Agreement, we could be subject to substantial penalties and exclusion from participation in federal healthcare programs that could have a material adverse effect on our business, results of operations and financial condition”.
There are significant estimating risks associated with the amount of dialysis revenues and related refund liabilities that we recognize, and if we are unable to accurately estimate our revenues and related refund liabilities, it could impact the timing and the amount of our revenues recognition or have a material adverse effect on our business, results of operations and financial condition.
There are significant estimating risks associated with the amount of dialysis and related lab services revenues and related refund liabilities that we recognize in a reporting period. The billing and collection process is complex due to ongoing insurance coverage changes, geographic coverage differences, differing interpretations of contract coverage and other payor issues. Determining applicable primary and secondary coverage for approximately 189,400 U.S. patients at any point in time, together with the changes in patient coverage that occur each month, requires complex, resource-intensive processes. Errors in determining the correct coordination of benefits may result in refunds to payors. Revenues associated with Medicare and Medicaid programs are also subject to estimating risk related to the amounts not paid by the primary government payor that will ultimately be collectible from other government programs paying secondary coverage, the patient’s commercial health plan secondary coverage or the patient. Collections, refunds and payor retractions typically continue to occur for up to three years and longer after services are provided. We generally expect our range of dialysis and related lab services revenues estimating risk to be within 1% of net revenues for the segment. If our estimates of dialysis and related lab services revenues and related refund liabilities are materially inaccurate, it could impact the timing and the amount of our revenues recognition and have a material adverse impact on our results of operations.
Our ancillary services and strategic initiatives, including our pharmacy services and our international dialysis operations, that we invest in now or in the future may generate losses and may ultimately be unsuccessful. In the event that one or more of these activities is unsuccessful, our business, results of operations and financial condition may be negatively impacted and we may have to write off our investment and incur other exit costs.
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
If any of our ancillary services or strategic initiatives, including our pharmacy services and our international dialysis operations, do not perform as planned, it could have a negative impact on our business, results of operations and financial condition, we may incur a material write-off or an impairment of our investment, including goodwill, in one or more of these activities, or we could incur significant termination costs if we were to exit a certain line of business.
If a significant number of physicians were to cease referring patients to our dialysis centers, whether due to regulatory or other reasons, it would have a material adverse effect on our business, results of operations and financial condition.
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
The aging of the nephrologist population and opportunities presented by our competitors may negatively impact a medical director’s decision to enter into or extend his or her agreement with us. Different affiliation models in the changing healthcare environment that limit a nephrologist’s choice in where he or she can refer patients, such as an increase in the number of physicians becoming employed by hospitals or a perceived decrease in the quality of service levels at our centers, may limit a nephrologist’s ability or desire to refer patients to our centers or otherwise negatively impact treatment volumes.
In addition, we may take actions to restructure existing relationships or take positions in negotiating extensions of relationships to assure compliance with the federal Anti-Kickback Statute, Stark Law and other similar laws. If the terms of any existing agreement are found to violate applicable laws, we may not be successful in restructuring the relationship, which could lead to the early termination of the agreement, or cause the physician to stop referring patients to our dialysis centers. These actions, in an effort to comply with applicable laws and regulations, could negatively impact the decision of physicians to extend their medical director agreements with us or to refer their patients to us. If a significant number of physicians were to cease referring patients to our dialysis centers, it would have a material adverse effect on our business, results of operations and financial condition.
If there are shortages of skilled clinical personnel or if we experience a higher than normal turnover rate, we may experience disruptions in our business operations and increases in operating expenses.
We are experiencing increased labor costs and difficulties in hiring nurses due to a nationwide shortage of skilled clinical personnel. We compete for nurses with hospitals and other healthcare providers. This nursing shortage may limit our ability to expand our operations. In addition, changes in certification requirements or increases in the required staffing levels for skilled clinical personnel can impact our ability to maintain sufficient staff levels to the extent our teammates are not able to meet new requirements, or we experience a higher than normal turnover rate due to increased competition for qualified clinical personnel. If we are unable to hire skilled clinical personnel when needed, or if we experience a higher than normal turnover rate for our skilled clinical personnel, our operations and treatment growth will be negatively impacted, which would adversely affect our business, results of operations and financial condition.
Our business is labor intensive and could be adversely affected if we are unable to maintain satisfactory relations with our employees or if union organizing activities result in significant increases in our operating costs or decreases in productivity.
Our business is labor intensive, and our financial and operating results are subject to variations in labor-related costs, productivity and the number of pending or potential claims against us related to labor and employment practices. If political efforts at the national or local level result in actions or proposals that increase the likelihood or success of union organizing activities at our facilities, if union efforts impact legislation or policy issues, if union organizing activities increase for other reasons, or if labor and employment claims, including the filing of class action suits, or work stoppages, wages and benefits or adverse outcomes of claims, trend upwards, our operating costs could increase and our employee relations, productivity, business, results of operations and financial condition could be adversely affected.
Complications associated with our billing and collections system could materially adversely affect our business, results of operations and financial condition.
Our billing system is critical to our billing operations. If there are defects in the billing system, we may experience difficulties in our ability to successfully bill and collect for services rendered, including a delay in collections, a reduction in the amounts collected, increased risk of retractions from and refunds to commercial and government payors, an increase in our provision for uncollectible accounts receivable and noncompliance with reimbursement regulations, any or all of which could materially adversely affect our results of operations.
Risk factors related to DMG:
DMG is subject to many of the same risks to which our dialysis business is subject.
As a participant in the healthcare industry, DMG is subject to many of the same risks as our dialysis business is, as described in the risk factors set forth above in this Part I, Item 1A, any of which could have a material adverse effect on DMG’s business, results of operations and financial condition.
Under most of DMG’s agreements with health plans, DMG assumes some or all of the risk that the cost of providing services will exceed its compensation.
Over 82% of DMG’s revenue for the three months ended March 31, 2017 is derived from fixed per member per month (PMPM) fees paid by health plans under capitation agreements with DMG or its associated physician groups. While there are variations specific to each arrangement, DMG, through DaVita Health Plan of California, Inc. (DHPC), a subsidiary of HealthCare Partners Holdings, LLC and a restricted Knox-Keene licensed entity, and, in certain instances, DMG’s associated physician groups generally contract with health plans to receive a PMPM fee for professional services and assume the financial responsibility for professional services only. In some cases, the health plans separately enter into capitation contracts with third parties (typically hospitals) who receive directly a PMPM fee and assume contractual financial responsibility for hospital services. In other cases, the health plan does not pay any portion of the PMPM fee to the hospital, but rather administers claims for hospital expenses itself. In both scenarios, DMG enters into managed care-related administrative services agreements or similar arrangements with those third parties (typically hospitals) under which DMG agrees to be responsible for utilization review, quality assurance, and other managed care-related administrative functions and claim payments. As compensation for such administrative services, DMG is entitled to receive a percentage of the amount by which the institutional capitation revenue received from health plans exceeds institutional expenses; any such risk-share amount to which DMG is entitled is recorded as medical revenues, and DMG is also responsible for a percentage of any short-fall in the event that institutional expenses exceed institutional revenues. To the extent that members require more care than is anticipated, aggregate fixed PMPM amounts, or capitation payments, may be insufficient to cover the costs associated with treatment. If medical expenses exceed estimates, except in very limited circumstances, DMG will not be able to increase the PMPM fee received under these risk agreements during their then-current terms and could, directly or indirectly through its contracts with its associated physician groups, suffer losses with respect to such agreements.
Changes in DMG’s or its associated physician groups’ anticipated ratio of medical expense to revenue can significantly impact DMG’s financial results. Accordingly, the failure to adequately predict and control medical expenses and to make reasonable estimates and maintain adequate accruals for incurred but not reported claims, could have a material adverse effect on DMG’s business, results of operations and financial condition.

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
Most of the agreements between health plans and DMG and its associated physician groups contain risk-sharing arrangements under which the physician groups can earn additional compensation from the health plans by coordinating the provision of quality, cost-effective healthcare to members. However, such arrangements may require the physician group to assume a portion of any loss sustained from these arrangements, thereby reducing DMG’s net income. Under these risk-sharing arrangements, DMG and its associated physician groups are responsible for a portion of the cost of hospital services or other services that are not capitated. The terms of the particular risk-sharing arrangement allocate responsibility to the respective parties when the cost of services exceeds the related revenue, which results in a deficit, or permit the parties to share in any surplus amounts when actual costs are less than the related revenue. The amount of non-capitated medical and hospital costs in any period could be affected by factors beyond the control of DMG, such as changes in treatment protocols, new technologies, longer lengths of stay by the patient and inflation. Certain of DMG’s agreements with health plans stipulate that risk-sharing pool deficit amounts are carried forward to offset any future years’ surplus amounts DMG would otherwise be entitled to receive. DMG accrues for any such risk-sharing deficits. To the extent that such non-capitated medical and hospital costs are higher than anticipated, revenue may not be sufficient to cover the risk-sharing deficits the health plans and DMG are responsible for, which could have a material adverse effect on DMG’s business, results of operations and financial condition.
Renegotiation, renewal or termination of capitation agreements with health plans could have a material adverse effect on DMG’s business, results operations and financial condition.
Under most of DMG’s and its associated physician groups’ capitation agreements with health plans, the health plan is generally permitted to modify the benefit and risk obligations and compensation rights from time to time during the terms of the agreements. If a health plan exercises its right to amend its benefit and risk obligations and compensation rights, DMG and its associated physician groups are generally allowed a period of time to object to such amendment. If DMG or its associated physician group so objects, under some of the risk agreements, the relevant health plan may terminate the applicable agreement upon 90 to 180 days written notice. If DMG or its associated physician groups enter into capitation contracts or other risk sharing arrangements with unfavorable economic terms, or a capitation contract is amended to include unfavorable terms, DMG could, directly or indirectly through its contracts with its associated physician groups, suffer losses with respect to such contract. Since DMG does not negotiate with CMS or any health plan regarding the benefits to be provided under their Medicare Advantage plans, DMG often has just a few months to familiarize itself with each new annual package of benefits it is expected to offer. Depending on the health plan at issue and the amount of revenue associated with the health plan’s risk agreement, the renegotiated terms or termination could have a material adverse effect on DMG’s business, results of operations and financial condition.
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
In addition to the above management arrangements, DMG has certain contractual rights relating to the orderly transfer of equity interests in certain of its associated California, Colorado, Nevada and Washington physician groups through succession agreements and other arrangements with their physician equity holders. However, such equity interests cannot be transferred to or held by DMG or by any non-professional organization. Accordingly, neither DMG nor DMG’s subsidiaries directly own any equity interests in any physician groups in California, Colorado, Nevada and Washington. In the event that any of these associated physician groups fail to comply with the management arrangement or any management arrangement is terminated and/or DMG is unable to enforce its contractual rights over the orderly transfer of equity interests in its associated physician groups, such events could have a material adverse effect on DMG’s business, results of operations and financial condition.
It is possible that a state regulatory agency or a court could determine that DMG’s agreements with physician equity holders of certain managed California, Colorado, Nevada and Washington associated physician groups as described above, either independently or coupled with the management services agreements with such associated physician groups, are in violation of the corporate practice of medicine doctrine. As a result, these arrangements could be deemed invalid, potentially resulting in a loss of revenues and an adverse effect on results of operations derived from such associated physician groups. Such a determination could force a restructuring of DMG’s management arrangements with associated physician groups in California, Colorado, Nevada and/or Washington, which might include revisions of the management services agreements, including a modification of the management fee and/or establishing an alternative structure that would permit DMG to contract with a physician network without violating the corporate practice of medicine prohibition. There can be no assurance that such a restructuring would be feasible, or that it could be accomplished within a reasonable time frame without a material adverse effect on DMG’s business, results of operations and financial condition. In December 2013, DHPC obtained a restricted Knox-Keene license in California, which permits DHPC to contract with health plans in California to accept global risk without violating the corporate practice of medicine prohibition. However, DMG and DMG’s Colorado, Nevada and Washington associated physician groups, as well as those physician equity holders of associated physician groups who are subject to succession agreements with DMG, could be subject to criminal or civil penalties or an injunction for practicing medicine without a license or aiding and abetting the unlicensed practice of medicine.
If DMG’s agreements or arrangements with any physician equity holder(s) of associated physicians, physician groups or IPAs are deemed invalid under state law, including laws against the corporate practice of medicine, or federal law, or are terminated as a result of changes in state law, or if there is a change in accounting standards by the Financial Accounting Standards Board (FASB) or the interpretation thereof affecting consolidation of entities, it could have a material adverse effect on DMG’s consolidation of total revenues derived from such associated physician groups.
DMG’s financial statements are consolidated in accordance with applicable accounting standards and include the accounts of its majority-owned subsidiaries and certain non-owned DMG-associated and managed physician groups. Such consolidation for accounting and/or tax purposes does not, is not intended to, and should not be deemed to, imply or provide to DMG any control over the medical or clinical affairs of such physician groups. In the event of a change in accounting standards promulgated by FASB or in interpretation of its standards, or if there is an adverse determination by a regulatory agency or a court, or a change in state or federal law relating to the ability to maintain present agreements or arrangements with such physician groups, DMG may not be permitted to continue to consolidate the total revenues of such organizations. A change in accounting for consolidation with respect to DMG’s present agreement or arrangements would diminish DMG’s reported revenues but would not be expected to materially and adversely affect its reported results of operations, while regulatory or legal rulings or changes in law interfering with DMG’s ability to maintain its present agreements or arrangements could materially diminish both revenues and results of operations.

If DHPC is not able to satisfy financial solvency or other regulatory requirements, we could become subject to sanctions and its license to do business in California could be limited, suspended or terminated, which could have a material adverse effect on DMG’s business, results of operations and financial condition.
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
In the event that DHPC is not in compliance with the provisions of Knox-Keene, we could be subject to sanctions, or limitations on, or suspension of its license to do business in California, which could have a material adverse effect on DMG’s business, results of operations and financial condition.
If DMG’s associated physician group is not able to satisfy the California DMHC’s financial solvency requirements, DMG’s associated physician group could become subject to sanctions and DMG’s ability to do business in California could be limited or terminated, which could have a material adverse effect on DMG’s business, results of operations and financial condition.
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

In the event that DMG’s associated physician group is not in compliance with any of the above criteria, DMG’s associated physician group could be subject to sanctions, or limitations on, or removal of, its ability to do business in California, which could have a material adverse effect on DMG’s business, results of operations and financial condition.
Reductions in Medicare Advantage health plan reimbursement rates stemming from recent healthcare reforms and any future related regulations could have a material adverse effect on DMG’s business, results of operations and financial condition.
A significant portion of DMG’s revenue is directly or indirectly derived from the monthly premium payments paid by CMS to health plans for medical services provided to Medicare Advantage enrollees. As a result, DMG’s results of operations are, in part, dependent on government funding levels for Medicare Advantage programs. Any changes that limit or reduce Medicare Advantage reimbursement levels, such as reductions in or limitations of reimbursement amounts or rates under programs, reductions in funding of programs, expansion of benefits without adequate funding, elimination of coverage for certain benefits, or elimination of coverage for certain individuals or treatments under programs, could have a material adverse effect on DMG’s business, results of operations and financial condition.
Each year, CMS issues a final rule to establish the Medicare Advantage benchmark payment rates for the following calendar year. Any reduction to Medicare Advantage rates to DMG that is greater compared to the industry average rate may have material adverse effect on DMG’s business, results of operations and financial condition. The final impact of the Medicare Advantage rates can vary from any estimate we may have and may be further impacted by the relative growth of DMG’s Medicare Advantage patient volumes across markets as well as by the benefit plan designs submitted. It is possible that we may underestimate the impact of the Medicare Advantage rates on our business, which could have a material adverse effect on DMG’s business, results of operations and financial condition.

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
DMG’s Medicare Advantage revenues may continue to be volatile in the future, which could have a material adverse impact on DMG’s business, results of operations and financial condition
The Health Reform Acts, enacted in 2010, contain a number of provisions that negatively impact Medicare Advantage plans, each of which could have a material adverse effect on DMG’s business, results of operations and financial condition. These provisions include the following:

•
Medicare Advantage benchmarks for 2011 were frozen at 2010 levels. From 2012 through 2016, Medicare Advantage benchmark rates were phased down from prior levels. The new benchmarks will be fully phased-in in 2017 and will range between 95% and 115% of the Medicare FFS costs, depending on a plan’s geographic area. If our costs escalate faster than can be absorbed by the level of revenues implied by these benchmark rates, then it could have a material adverse effect on DMG’s business and results of operations.

•	Rebates received by Medicare Advantage plans that were reduced, with larger reductions for plans failing to receive certain quality ratings.

•
The Secretary of the Department of Health and Human Services (HHS) has been granted the explicit authority to deny Medicare Advantage plan bids that propose significant increases in cost sharing or decreases in benefits. If the bids submitted by plans contracted with DMG are denied, this could have a material adverse effect on DMG’s business and results of operations.

•
Medicare Advantage plans with medical loss ratios below 85% are required to pay a rebate to the Secretary of HHS. The rebate amount is the total revenue under the contract year multiplied by the difference between 85% and the plan’s actual medical loss ratio. The Secretary of HHS will halt enrollment in any plan failing to meet this ratio for three consecutive years, and terminate any plan failing to meet the ratio for five consecutive years. If a DMG-contracting Medicare Advantage plan experiences a limitation on enrollment or is otherwise terminated from the Medicare Advantage program, it could have a material adverse effect on DMG’s business and results of operations.

•
Prescription drug plans are required to provide coverage of certain drug categories on a list developed by the Secretary of HHS, which could increase the cost of providing care to Medicare Advantage enrollees, and thereby reduce DMG’s revenues and earnings. The Medicare Part D premium amount subsidized for high-income beneficiaries has been reduced, which could lower the number of Medicare Advantage enrollees, which would have a negative impact on DMG’s business and results of operations.

•
CMS increased coding intensity adjustments for Medicare Advantage plans beginning in 2014 and continuing through 2018, which reduces CMS payments to Medicare Advantage plans, which in turn will likely reduce the amounts payable to DMG and its associated physicians, physician groups, and IPAs under its capitation agreements.

However, the 2016 Presidential and Congressional elections have caused the future state of the Health Reform Acts to be unclear. While specific changes and their timing are not yet apparent, enacted reforms and future legislative changes could have a material adverse effect on DMG’s business, results of operations and financial condition.
There is also uncertainty regarding both Medicare Advantage payment rates and beneficiary enrollment, which, if reduced, would reduce DMG’s overall revenues and net income. For example, although the Congressional Budget Office (CBO) predicted in 2010 that Medicare Advantage participation would drop substantially by 2020, the CBO has predicted that enrollment in Medicare Advantage (and other contracts covering Medicare Parts A and B) could reach 31 million by 2027. Although Medicare Advantage enrollment increased by approximately 5.6 million, or by 50%, between the enactment of the

ACA in 2010 and 2015, there can be no assurance that this trend will continue. Further, fluctuation in Medicare Advantage payment rates are evidenced by CMS’s annual announcement of the expected average change in revenue from the prior year: for 2017, CMS announced an average increase of 0.85%; and for 2018, 0.45%. Uncertainty over Medicare Advantage enrollment and payment rates present a continuing risk to DMG’s business.
Medicare Advantage enrollment continues to be highly concentrated among a few payors, both nationally and in local markets. In 2017, in 439 counties in 26 states, only one company will offer Medicare Advantage plans- an indicator that those markets may lack competition. Consolidation among Medicare Advantage plans, or the Medicare program’s failure to attract additional plans to participate in the Medicare Advantage program, could have a material adverse effect on DMG’s business, results of operations and financial condition.
DMG’s operations are dependent on competing health plans and, at times, a health plan’s and DMG’s economic interests may diverge.
For the three months ended March 31, 2017, 67% of DMG’s consolidated capitated medical revenues were earned through contracts with three health plans.
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
There are circumstances under federal and state law pursuant to which DMG and its associated physician groups, IPAs and other physicians could be obligated to continue to provide medical services to DMG members in their care following a termination of their applicable risk agreement with health plans and termination of the receipt of payments thereunder. In certain cases, this obligation could require the physician group or IPA to provide care to such member following the bankruptcy or insolvency of a health plan. Accordingly, the obligations to provide medical services to DMG members (and the associated costs) may not terminate at the time the applicable agreement with the health plan terminates, and DMG may not be able to recover its cost of providing those services from the health plan, which could have a material adverse effect on DMG’s business, results of operations and financial condition.

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
Reductions in the quality ratings of the health plans DMG serves could have a material adverse effect on its business, results of operations and financial condition.
As a result of the 2010 Health Reform Acts, the level of reimbursement each health plan receives from CMS is dependent, in part, upon the quality rating of the Medicare plan. Such ratings impact the percentage of any cost savings rebate and any bonuses earned by such health plan. Since a significant portion of DMG’s revenue is expected to be calculated as a percentage of CMS reimbursements received by these health plans with respect to DMG members, reductions in the quality ratings of a health plan that DMG serves could have a material adverse effect on its business, results of operations and financial condition.
Given each health plan’s control of its plans and the many other providers that serve such plans, DMG believes that it will have limited ability to influence the overall quality rating of any such plan. In addition, CMS has begun terminating plans that have had a rating of less than three stars for three consecutive years, whereas Medicare Advantage plans with five stars are permitted to conduct enrollment throughout almost the entire year. Accordingly, since low quality ratings can potentially lead to the termination of a plan that DMG serves, DMG may not be able to prevent the potential termination of a contracting plan or a shift of patients to other plans based upon quality issues which could, in turn, have a material adverse effect on DMG’s business, results of operations and financial condition.
DMG’s records and submissions to a health plan may contain inaccurate or unsupportable information regarding risk adjustment scores of members, which could cause DMG to overstate or understate its revenue and subject it to various penalties.
DMG, on behalf of itself and its associated physicians, physician groups and IPAs, submits to health plans claims and encounter data that support the Medicare Risk Adjustment Factor (RAF) scores attributable to members. These RAF scores determine, in part, the revenue to which the health plans and, in turn, DMG is entitled for the provision of medical care to such members. The data submitted to CMS by each health plan is based, in part, on medical charts and diagnosis codes prepared and submitted by DMG. Each health plan generally relies on DMG and its employed or affiliated physicians to appropriately document and support such RAF data in DMG’s medical records. Each health plan also relies on DMG and its employed or affiliated physicians to appropriately code claims for medical services provided to members. Erroneous claims and erroneous encounter records and submissions could result in inaccurate PMPM fee revenue and risk adjustment payments, which may be subject to correction or retroactive adjustment in later periods. This corrected or adjusted information may be reflected in financial statements for periods subsequent to the period in which the revenue was recorded. DMG might also need to refund a portion of the revenue that it received, which refund, depending on its magnitude, could damage its relationship with the applicable health plan and could have a material adverse effect on DMG’s business, results of operations and financial condition.
In June 2015, we received a subpoena from the OIG requesting information relating to our and our subsidiaries’ (including DMG’s and its subsidiary JSA’s) provision of services to Medicare Advantage plans and related patient diagnosis coding and risk adjustment submissions and payments. See “Item 1. Legal Proceedings” in Part II of this report and Note 10 to the condensed consolidated financial statements included in this report for further details.
Additionally, CMS audits Medicare Advantage plans for documentation to support RAF-related payments for members chosen at random. The Medicare Advantage plans ask providers to submit the underlying documentation for members that they serve. It is possible that claims associated with members with higher RAF scores could be subject to more scrutiny in a CMS or plan audit. There is a possibility that a Medicare Advantage plan may seek repayment from DMG should CMS make any payment adjustments to the Medicare Advantage plan as a result of its audits. The plans also may hold DMG liable for any penalties owed to CMS for inaccurate or unsupportable RAF scores provided by DMG. In addition, DMG could be liable for penalties to the government under the FCA that range from $5,500 to $11,000 (adjusted for inflation) for each false claim, plus up to three times the amount of damages caused by each false claim, which can be as much as the amounts received directly or indirectly from the government for each such false claim. On February 3, 2017, the DOJ issued a final rule announcing adjustments to FCA penalties, under which the per claim penalty range increases from $10,957 to $21,916 for penalties assessed after February 3, 2017, so long as the underlying conduct occurred after November 2, 2015.
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
Separately, as described in further detail in “Item 1. Legal Proceedings” in Part II of this report and Note 10 to the condensed consolidated financial statements included in this report, on March 13, 2015, JSA, a subsidiary of DMG, received a subpoena from the OIG that relates, in part, to risk adjustment practices and data.
A failure to accurately estimate incurred but not reported medical expense could adversely affect DMG’s results of operations.
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
Due to the inherent uncertainties associated with the factors used in these estimates and changes in the patterns and rates of medical utilization, materially different amounts could be reported in DMG’s financial statements for a particular period under different conditions or using different, but still reasonable, assumptions. It is possible that DMG’s estimates of this type of claim may be inadequate in the future. In such event, DMG’s results of operations could be adversely impacted. Further, the inability to estimate these claims accurately may also affect DMG’s ability to take timely corrective actions, further exacerbating the extent of any adverse effect on DMG’s results of operations.
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

In addition to the competitive threats intrinsic to the Medicare programs, competition among health plans and among healthcare providers may also have a negative impact on DMG’s profitability. For example, due to the large population of Medicare beneficiaries, DMG’s Existing Geographic Regions have become increasingly attractive to health plans that may compete with DMG. DMG may not be able to continue to compete profitably in the healthcare industry if additional competitors enter the same market. If DMG cannot compete profitably, the ability of DMG to compete with other service providers that contract with competing health plans may be substantially impaired. Furthermore, if DMG is unable to obtain new members or experiences a loss of existing members to competitors during the open enrollment period for Medicare it could have a material adverse effect on DMG’s business, results of operations and financial condition.
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
A disruption in DMG’s healthcare provider networks could have a material adverse effect on DMG’s operations and profitability.
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
The Health Reform Acts established the Medicare Shared Savings Program (MSSP) for ACOs, which took effect in January 2012. Under the MSSP, eligible organizations are accountable for the quality, cost and overall care of Medicare beneficiaries assigned to an ACO and may be eligible to share in any savings below a specified benchmark amount. The Secretary of HHS is also authorized, but not required, to use capitation payment models with ACOs. DMG has formed an MSSP ACO through a subsidiary, which operates in California, Florida, and Nevada and is evaluating whether to participate in more ACOs in the future. The continued development and expansion of ACOs will have an uncertain impact on DMG’s revenue and profitability. We also are participating as a dialysis provider in Arizona, Florida, New Jersey, and Pennsylvania for the Innovation Center’s CEC Model.
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
In California, AMG maintains significant hospital arrangements designed to facilitate the provision of coordinated hospital care with those services provided to members by AMG and its associated physicians, physician groups and IPAs. Through contractual arrangements with certain key hospitals, AMG provides utilization review, quality assurance and other management services related to the provision of patient care services to members by the contracted hospitals and downstream hospital contractors. In the event that any one of these key hospital agreements is amended in a financially unfavorable manner or is otherwise terminated, such events could have a material adverse effect on DMG’s business, results of operations and financial condition.
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
Changes in the rates or methods of third-party reimbursements may materially adversely affect DMG business, results of operations and financial condition.
Any negative changes in governmental capitation or FFS rates or methods of reimbursement for the services DMG provides could have a material adverse effect on DMG’s business, results of operations and financial condition. Since governmental healthcare programs generally reimburse on a fee schedule basis rather than on a charge-related basis, DMG generally cannot increase its revenues from these programs by increasing the amount it charges for its services. Moreover, if DMG’s costs increase, DMG may not be able to recover its increased costs from these programs. Government and private payors have taken and may continue to take steps to control the cost, eligibility for, use, and delivery of healthcare services due to budgetary constraints, and cost containment pressures as well as other financial issues. DMG believes that these trends in cost containment will continue. These cost containment measures, and other market changes in non-governmental insurance plans have generally restricted DMG’s ability to recover, or shift to non-governmental payors, any increased costs that DMG experiences. DMG’s business, results of operations and financial condition may be materially adversely affected by these cost containment measures, and other market changes.
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
Due to potential decreased availability of healthcare through private employers, the number of patients who are uninsured or participate in governmental programs may increase. The Health Reform Acts have increased the participation of individuals in the Medicaid program in states that elected to participate in the expanded Medicaid coverage. A shift in payor mix from managed care and other private payors to government payors as well as an increase in the number of uninsured patients may result in a reduction in the rates of reimbursement to DMG or an increase in uncollectible receivables or uncompensated care, with a corresponding decrease in net revenue. Changes in the eligibility requirements for governmental programs such as the Medicaid program under the Health Reform Acts and state decisions on whether to participate in the expansion of such programs also could increase the number of patients who participate in such programs and the number of uninsured patients. Even for those patients who remain in private insurance plans, changes to those plans could increase patient financial responsibility, resulting in a greater risk of uncollectible receivables. These factors and events could have a material adverse effect on DMG’s business, results of operations and financial condition.
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
Most of our outstanding employee stock-based compensation awards include a provision accelerating the vesting of the awards in the event of a change of control. We also maintain a change of control protection program for our employees who do not have a significant number of stock awards, which has been in place since 2001, and which provides for cash bonuses to the employees in the event of a change of control. Based on the market price of our common stock and shares outstanding on March 31, 2017, these cash bonuses would total approximately $522 million if a change of control transaction occurred at that price and our Board of Directors did not modify this program. These change of control provisions may affect the price an acquirer would be willing to pay for our Company.
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
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
(c) Share repurchases
The following table summarizes the Company’s repurchases of its common stock during the first quarter of 2017:

	Total number of shares	Average price paid	Total number of shares purchased as part of publicly announced plans	Approximate dollar value of shares that may yet be purchased under the plans or programs
Period	purchased	per share	or programs	(in millions)
January 1-31, 2017	—	—	—	677.1
February 1-28, 2017	—	—	—	677.1
March 1-31, 2017	—	—	—	677.1
Total	—	—	—

On July 13, 2016, our Board of Directors approved share repurchases in the amount of approximately $1.2 billion. These share repurchases were in addition to the approximately $259 million remaining at that time under our Board of Directors’ prior share repurchase authorization announced in April 2015. We are authorized to make purchases from time to time in the open market or in privately negotiated transactions, depending upon market conditions and other considerations. As of March 31, 2017, there was approximately $677 million available under our current Board authorizations for additional share repurchases. We have not repurchased any shares from April 1, 2017 through May 2, 2017. Although these share repurchase authorizations have no expiration dates, we are subject to share repurchase limitations under the terms of the senior secured credit facilities and the indentures governing our senior notes.
Items 3, 4 and 5 are not applicable

Item 6.            Exhibits
(a) Exhibits

Exhibit
Number

10.1	Sourcing and Supply Agreement between DaVita Inc. and Amgen USA Inc. effective as of January 6, 2017. ✓*

10.2	Employment Agreement, effective April 27, 2016, by and between DaVita HealthCare Partners Inc. and Kathleen A. Waters. ✓

12.1	Ratio of earnings to fixed charges. ✓

31.1	Certification of the Chief Executive Officer, dated May 2, 2017, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

31.2	Certification of the Chief Financial Officer, dated May 2, 2017, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

32.1	Certification of the Chief Executive Officer, dated May 2, 2017, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

32.2	Certification of the Chief Financial Officer, dated May 2, 2017, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

101.INS	XBRL Instance Document. ✓

101.SCH	XBRL Taxonomy Extension Schema Document. ✓

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. ✓

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. ✓

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. ✓

101.PRE	XBRL Taxonomy Extension Presentation, Linkbase Document. ✓

✓	Filed herewith.
*	Portions of this exhibit are subject to a request for confidential treatment and have been redacted and filed separately with the SEC.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAVITA INC.

BY:	/s/ JAMES K. HILGER
James K. Hilger
Chief Accounting Officer*
Date: May 2, 2017

*	Mr. Hilger has signed both on behalf of the Registrant as a duly authorized officer and as the Registrant’s principal accounting officer.

INDEX TO EXHIBITS

Exhibit
Number

10.1	Sourcing and Supply Agreement between DaVita Inc. and Amgen USA Inc. effective as of January 6, 2017. ✓*

10.2	Employment Agreement, effective April 27, 2016, by and between DaVita HealthCare Partners Inc. and Kathleen A. Waters. ✓

12.1	Ratio of earnings to fixed charges. ✓

31.1	Certification of the Chief Executive Officer, dated November 2, 2016, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

31.2	Certification of the Chief Financial Officer, dated November 2, 2016, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

32.1	Certification of the Chief Executive Officer, dated November 2, 2016, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

32.2	Certification of the Chief Financial Officer, dated November 2, 2016, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

101.INS	XBRL Instance Document. ✓

101.SCH	XBRL Taxonomy Extension Schema Document. ✓

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. ✓

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. ✓

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. ✓

101.PRE	XBRL Taxonomy Extension Presentation, Linkbase Document. ✓

✓	Filed herewith.
*	Portions of this exhibit are subject to a request for confidential treatment and have been redacted and filed separately with the SEC.