Form 10-Q
period 2017-06-30
DAVITA INC.
filed 2017-08-01
CIK 927066

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

For the Quarterly Period Ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
As of July 28, 2017, the number of shares of the Registrant’s common stock outstanding was approximately 191.2 million shares.

DAVITA INC.

Note: Items 3, 4 and 5 of Part II are omitted because they are not applicable.

i

DAVITA INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Patient service revenues	$2,682,467	$2,583,514	$5,283,845	$5,065,448
Less: Provision for uncollectible accounts	(115,485)	(111,428)	(228,468)	(220,633)
Net patient service revenues	2,566,982	2,472,086	5,055,377	4,844,815
Capitated revenues	1,022,078	899,985	1,940,114	1,787,993
Other revenues	288,417	345,580	579,269	665,979
Total net revenues	3,877,477	3,717,651	7,574,760	7,298,787
Operating expenses and charges:
Patient care costs and other costs	2,859,911	2,671,025	5,582,731	5,253,358
General and administrative	382,315	386,895	774,095	773,324
Depreciation and amortization	200,038	180,381	390,244	349,736
Provision for uncollectible accounts	(606)	3,566	1,304	6,083
Equity investment (income) loss	(3,614)	505	(7,549)	(882)
Goodwill and asset impairment charges	61,117	176,000	100,483	253,000
Gain on changes in ownership interests, net	—	(29,791)	(6,273)	(29,791)
Gain on settlement, net	—	—	(526,827)	—
Total operating expenses and charges	3,499,161	3,388,581	6,308,208	6,604,828
Operating income	378,316	329,070	1,266,552	693,959
Debt expense	(107,962)	(102,894)	(212,391)	(205,778)
Other income, net	5,253	3,215	9,496	6,191
Income before income taxes	275,607	229,391	1,063,657	494,372
Income tax expense	113,982	134,888	401,747	261,710
Net income	161,625	94,503	661,910	232,662
Less: Net income attributable to noncontrolling interests	(34,624)	(41,121)	(87,212)	(81,846)
Net income attributable to DaVita Inc.	$127,001	$53,382	$574,698	$150,816
Earnings per share:
Basic net income per share attributable to DaVita Inc.	$0.66	$0.26	$3.00	$0.74
Diluted net income per share attributable to DaVita Inc.	$0.65	$0.26	$2.95	$0.73
Weighted average shares for earnings per share:
Basic	191,088,216	204,497,970	191,728,913	204,432,315
Diluted	193,987,983	208,047,172	194,630,936	207,987,530
 See notes to condensed consolidated financial statements.

DAVITA INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net income	$161,625	$94,503	$661,910	$232,662
Other comprehensive income (loss), net of tax:
Unrealized losses on interest rate cap and swap agreements:
Unrealized losses on interest rate cap and swap agreements	(1,815)	(2,616)	(5,002)	(8,085)
Reclassifications of net rate cap and swap agreements realized losses into net income	1,265	448	2,529	913
Unrealized gains on investments:
Unrealized gains on investments	1,057	638	2,614	867
Reclassification of net investment realized gains into net income	(71)	—	(211)	(93)
Unrealized gains on foreign currency translation:
Foreign currency translation adjustments	49,142	(4,844)	62,403	6,337
Other comprehensive income (loss)	49,578	(6,374)	62,333	(61)
Total comprehensive income	211,203	88,129	724,243	232,601
Less: Comprehensive income attributable to noncontrolling interests	(34,624)	(41,270)	(87,210)	(81,995)
Comprehensive income attributable to DaVita Inc.	$176,579	$46,859	$637,033	$150,606
 See notes to condensed consolidated financial statements.

DAVITA INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands, except per share data)

	June 30, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$711,997	$913,187
Short-term investments	211,436	310,198
Accounts receivable, less allowance of $240,918 and $252,056	2,053,812	1,917,302
Inventories	199,304	164,858
Other receivables	644,755	453,483
Prepaid and other current assets	202,464	210,604
Income taxes receivable	—	10,596
Total current assets	4,023,768	3,980,228
Property and equipment, net of accumulated depreciation of $3,130,797 and $2,832,160	3,248,030	3,175,367
Intangible assets, net of accumulated amortization of $1,035,664 and $940,731	1,462,894	1,527,767
Equity method and other investments	542,468	502,389
Long-term investments	114,693	103,679
Other long-term assets	60,140	44,510
Goodwill	9,889,791	9,407,317
	$19,341,784	$18,741,257
LIABILITIES AND EQUITY
Accounts payable	$439,741	$522,415
Other liabilities	885,274	856,847
Accrued compensation and benefits	760,284	815,761
Medical payables	390,387	336,381
Current portion of long-term debt	182,323	165,041
Income tax payable	115,316	—
Total current liabilities	2,773,325	2,696,445
Long-term debt	8,910,814	8,947,327
Other long-term liabilities	520,886	465,358
Deferred income taxes	855,159	809,128
Total liabilities	13,060,184	12,918,258
Commitments and contingencies:
Noncontrolling interests subject to put provisions	1,009,704	973,258
Equity:
Preferred stock ($0.001 par value, 5,000,000 shares authorized; none issued)
Common stock ($0.001 par value, 450,000,000 shares authorized; 194,774,810 and 194,554,491 shares issued and 191,200,237 and 194,554,491 shares outstanding, respectively)	195	195
Additional paid-in capital	1,058,090	1,027,182
Retained earnings	4,285,011	3,710,313
Treasury stock (3,574,573 shares at June 30, 2017)	(231,674)	—
Accumulated other comprehensive loss	(27,308)	(89,643)
Total DaVita Inc. shareholders’ equity	5,084,314	4,648,047
Noncontrolling interests not subject to put provisions	187,582	201,694
Total equity	5,271,896	4,849,741
	$19,341,784	$18,741,257
See notes to condensed consolidated financial statements.

DAVITA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Six months ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$661,910	$232,662
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	390,244	349,736
Goodwill and asset impairment charges	100,483	253,000
Stock-based compensation expense	17,504	23,717
Deferred income taxes	40,938	19,952
Equity investment income, net	9,367	14,275
Gain on sales of business interests, net	(6,273)	(29,791)
Other non-cash charges	28,615	23,120
Changes in operating assets and liabilities, other than from acquisitions and divestitures:
Accounts receivable	(113,208)	(104,005)
Inventories	(31,067)	(9,213)
Other receivables and other current assets	(112,469)	(107,610)
Other long-term assets	(12,124)	(431)
Accounts payable	(55,897)	22,809
Accrued compensation and benefits	(63,727)	41,098
Other current liabilities	13,991	112,825
Income taxes	123,637	135,026
Other long-term liabilities	19,520	(31,531)
Net cash provided by operating activities	1,011,444	945,639
Cash flows from investing activities:
Additions of property and equipment	(398,940)	(358,627)
Acquisitions	(619,839)	(473,314)
Proceeds from asset and business sales	70,236	17,393
Purchase of investments available for sale	(6,812)	(7,873)
Purchase of investments held-to-maturity	(220,632)	(518,965)
Proceeds from sale of investments available for sale	5,049	5,337
Proceeds from investments held-to-maturity	320,484	545,685
Purchase of equity investments	(1,194)	(8,785)
Proceeds from sale of equity investments	—	40,920
Net cash used in investing activities	(851,648)	(758,229)
Cash flows from financing activities:
Borrowings	25,529,555	26,134,952
Payments on long-term debt and other financing costs	(25,593,587)	(26,196,373)
Purchase of treasury stock	(231,674)	(274,926)
Distributions to noncontrolling interests	(116,075)	(94,153)
Stock award exercises and other share issuances, net	8,163	9,465
Contributions from noncontrolling interests	39,872	13,117
Purchase of noncontrolling interests	(1,432)	(6,240)
Other	—	10,604
Net cash used in financing activities	(365,178)	(403,554)
Effect of exchange rate changes on cash and cash equivalents	4,192	444
Net decrease in cash and cash equivalents	(201,190)	(215,700)
Cash and cash equivalents at beginning of the year	913,187	1,499,116
Cash and cash equivalents at end of the period	$711,997	$1,283,416
See notes to condensed consolidated financial statements.

DAVITA INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)
(dollars and shares in thousands)

	Non- controlling interests subject to put provisions	DaVita Inc. Shareholders’ Equity								Non- controlling interests not subject to put provisions
				Additional paid-in capital				Accumulated other comprehensive loss
		Common stock			Retained earnings	Treasury stock
		Shares	Amount			Shares	Amount		Total
Balance at December 31, 2015	$864,066	217,120	$217	$1,118,326	$4,356,835	(7,366)	$(544,772)	$(59,826)	$4,870,780	$213,392
Comprehensive income:
Net income	99,834				879,874				879,874	53,374
Other comprehensive loss								(29,817)	(29,817)	190
Stock purchase shares issued		438	1	23,902		—			23,903
Stock unit shares issued		4	—	(19,815)		276	19,815		—
Stock-settled SAR shares issued		218	—	(36,685)		513	36,685		—
Stock-settled stock-based compensation expense				37,970					37,970
Excess tax benefits from stock awards exercised				13,251					13,251
Changes in noncontrolling interest from:
Distributions	(111,092)									(81,309)
Contributions	33,517									14,073
Acquisitions and divestitures	28,874			3,423					3,423	2,585
Partial purchases	(6,660)			(13,105)					(13,105)	(1,747)
Fair value	65,855			(65,855)					(65,855)
Reclassifications and expirations of puts	(1,136)									1,136
Purchase of treasury stock						(16,649)	(1,072,377)		(1,072,377)
Retirement of treasury stock		(23,226)	(23)	(34,230)	(1,526,396)	23,226	1,560,649		—
Balance at December 31, 2016	$973,258	194,554	$195	$1,027,182	$3,710,313	—	$—	$(89,643)	$4,648,047	$201,694
Comprehensive income:
Net income	56,721				574,698				574,698	30,491
Other comprehensive income								62,335	62,335	(2)
Stock unit shares issued		105	—	—		—	—		—
Stock-settled SAR shares issued		116	—	—		—	—		—
Stock-settled stock-based compensation expense				17,468					17,468
Changes in noncontrolling interest from:
Distributions	(72,636)			—					—	(43,439)
Contributions	31,368			—					—	8,504
Acquisitions and divestitures	34,365			(709)					(709)	(7,457)
Partial purchases	(1,544)			195					195	(83)
Fair value	(13,954)			13,954					13,954
Reclassifications and expirations of puts	2,126									(2,126)
Purchase of treasury stock						(3,575)	(231,674)		(231,674)
Balance at June 30, 2017	$1,009,704	194,775	$195	$1,058,090	$4,285,011	(3,575)	$(231,674)	$(27,308)	$5,084,314	$187,582
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

1.	Condensed consolidated interim financial statements
The condensed consolidated interim financial statements included in this report are prepared by the Company without audit. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations are reflected in these condensed consolidated interim financial statements. All significant intercompany accounts and transactions have been eliminated. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The most significant estimates and assumptions underlying these financial statements and accompanying notes generally involve revenue recognition and accounts receivable, contingencies, impairments of goodwill and other long-lived assets, fair value estimates, accounting for income taxes, variable compensation accruals, consolidation of variable interest entities, purchase accounting valuation estimates, long-term incentive program compensation and medical liability claims. The results of operations for the six months ended June 30, 2017 are not necessarily indicative of the operating results for the full year. The condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Prior year balances and amounts have been reclassified to conform to the current year presentation. The Company has evaluated subsequent events through the date these condensed consolidated financial statements were issued and has included all necessary adjustments and disclosures.

2.	Earnings per share
Basic net income per share is calculated by dividing net income attributable to the Company, adjusted for any change in noncontrolling interests redemption rights in excess of fair value, by the weighted average number of common shares and vested stock units outstanding, net of shares held in escrow from the DaVita HealthCare Partners merger that under certain circumstances may be returned to the Company.
Diluted net income per share includes the dilutive effect of outstanding stock-settled stock appreciation rights and unvested stock units (under the treasury stock method) as well as contingently returnable shares held in escrow.
The reconciliations of the numerators and denominators used to calculate basic and diluted earnings per share are as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Basic:
Net income attributable to DaVita Inc.	$127,001	$53,382	$574,698	$150,816
Weighted average shares outstanding during the period	193,282	206,692	193,923	206,626
Contingently returnable shares held in escrow from the DaVita HealthCare Partners merger	(2,194)	(2,194)	(2,194)	(2,194)
Weighted average shares for basic earnings per share calculation	191,088	204,498	191,729	204,432
Basic net income per share attributable to DaVita Inc.	$0.66	$0.26	$3.00	$0.74
Diluted:
Net income attributable to DaVita Inc.	$127,001	$53,382	$574,698	$150,816
Weighted average shares outstanding during the period	193,282	206,692	193,923	206,626
Assumed incremental shares from stock plans	706	1,355	708	1,362
Weighted average shares for diluted earnings per share calculation	193,988	208,047	194,631	207,988
Diluted net income per share attributable to DaVita Inc.	$0.65	$0.26	$2.95	$0.73
Anti-dilutive potential common shares excluded from calculation(1)	3,780	1,811	3,603	2,042

(1)	Shares associated with stock-settled stock appreciation rights that are excluded from the diluted denominator calculation because they are anti-dilutive under the treasury stock method.

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
For receivables associated with the Company’s capitated health plans, the balances remain on the balance sheet for as long as the respective plan years are open, which varies by health plan but is generally two years in length, with collections occurring on a periodic basis throughout the duration of the corresponding plan year.
Approximately 1% of the Company’s net accounts receivable are associated with patient pay. The Company’s policy is to reserve 100% of the outstanding accounts receivable balances for dialysis services when those amounts due have been outstanding for more than three months and to reserve 100% of the outstanding accounts receivable balances for services of DaVita Medical Group (DMG, formerly known as HealthCare Partners or HCP) when those amounts due have been outstanding for more than twelve months and when the amount is not subject to a payment plan.
During the six months ended June 30, 2017, the Company’s allowance for doubtful accounts decreased by $11,138. This was primarily due to an increase in write-offs of aged balances and timing of adjustments related to the U.S. dialysis and related lab business. There were no unusual transactions impacting the allowance for doubtful accounts.

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
The Company’s investments in these securities and certain other financial instruments consist of the following:

	June 30, 2017			December 31, 2016
	Held to maturity	Available for sale	Total	Held to maturity	Available for sale	Total
Certificates of deposit, commercial paper and money market funds due within one year	$210,236	$—	$210,236	$256,827	$—	$256,827
Investments in mutual funds and common stock	—	53,209	53,209	50,000	47,404	97,404
Cash surrender value of life insurance policies	—	62,684	62,684	—	59,646	59,646
	$210,236	$115,893	$326,129	$306,827	$107,050	$413,877
Short-term investments	$210,236	$1,200	$211,436	$306,827	$3,371	$310,198
Long-term investments	—	114,693	114,693	—	103,679	103,679
	$210,236	$115,893	$326,129	$306,827	$107,050	$413,877

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

The cost of the certificates of deposit, commercial paper and money market funds at June 30, 2017 and December 31, 2016 approximates their fair value. As of June 30, 2017 and December 31, 2016, the available-for-sale investments included $6,783 and $3,701 of gross pre-tax unrealized gains, respectively. During the six months ended June 30, 2017, the Company recorded gross pre-tax unrealized gains of $3,428, or $2,616 after tax, in other comprehensive income associated with changes in the fair value of these investments. During the six months ended June 30, 2017, the Company sold investments in mutual funds and debt securities for net proceeds of $5,049 and recognized a pre-tax gain of $346, or $211 after-tax, which was previously recorded in other comprehensive income. During the six months ended June 30, 2016, the Company sold investments in mutual funds for net proceeds of $1,347 and recognized a pre-tax gain of $152, or $93 after-tax, which was previously recorded in other comprehensive income.
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
Certain DMG legal entities are required to maintain minimum cash balances in order to comply with regulatory requirements in conjunction with medical claim reserves. As of June 30, 2017, this minimum cash balance was approximately $56,717.

5.	Equity method and other investments
Equity investments that do not have readily determinable fair values are carried on the cost or equity method, as applicable. The Company maintains equity method investments in nonconsolidated investees in both its DaVita Kidney Care (Kidney Care) and DMG lines of business, as well as minor cost method investments in private securities of certain other healthcare businesses. The Company classifies its non-marketable cost- and equity method investments as equity method and other investments on its balance sheet.
Equity method and other investments in nonconsolidated businesses were $542,468 and $502,389 at June 30, 2017 and December 31, 2016, respectively. The increase in these equity investments was primarily due to foreign exchange valuation changes, which caused an increase in our investment in the APAC JV (described below). During the six months ended June 30, 2017 and 2016, the Company recognized equity investment income of $7,549 and $882, respectively, from equity method investments in nonconsolidated businesses.
Effective as of August 1, 2016, the Company deconsolidated its Asia Pacific dialysis business held by DaVita Care Pte. Ltd. (the “APAC JV”), adjusted its retained investment in the APAC JV to estimated fair value at that time, and has accounted for this retained investment on the equity method since August 1, 2016.
The Company holds a 60% voting interest and an 86.7% current economic interest in DaVita Care Pte. Ltd., an entity which was previously a wholly-owned subsidiary of the Company. Based on the governance structure and voting rights established for the APAC JV, certain key decisions affecting the joint venture’s operations are no longer at the unilateral discretion of the Company, but rather are shared with other noncontrolling investors.
These other noncontrolling investors collectively hold a 40% voting interest and a 13.3% current economic interest in the APAC JV. The economic interests of these other noncontrolling investors are expected to increase to match their voting interests in the APAC JV as they make additional subscribed capital contributions through August 1, 2019. Each of these other noncontrolling investors also holds reserved approval rights over certain key decisions affecting the joint venture’s operations. As a result, the Company has no longer consolidated the APAC JV since its formation on August 1, 2016.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

6.	Goodwill
Changes in goodwill by reportable segments were as follows:

	U.S. dialysis and related lab services	DMG	Other-ancillary services and strategic initiatives	Consolidated total
Balance at January 1, 2016	$5,629,183	$3,398,264	$267,032	$9,294,479
Acquisitions	75,295	248,901	123,632	447,828
Divestitures	(12,891)	(2,223)	(29,645)	(44,759)
Goodwill impairment charges	—	(253,000)	(28,415)	(281,415)
Foreign currency and other adjustments	—	—	(8,816)	(8,816)
Balance at December 31, 2016	$5,691,587	$3,391,942	$323,788	$9,407,317
Acquisitions	427,299	31,796	113,669	572,764
Divestitures	(32,260)	(29)	(54)	(32,343)
Goodwill impairment charges	—	(50,619)	(34,696)	(85,315)
Foreign currency and other adjustments	—	—	27,368	27,368
Balance at June 30, 2017	$6,086,626	$3,373,090	$430,075	$9,889,791

Balance at June 30, 2017:
Goodwill	$6,086,626	$3,865,478	$499,095	$10,451,199
Accumulated impairment charges	—	(492,388)	(69,020)	(561,408)
	$6,086,626	$3,373,090	$430,075	$9,889,791
The Company elected to early adopt ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment effective January 1, 2017. The amendments in this ASU simplify the test for goodwill impairment by eliminating the second step in the assessment. All goodwill impairment tests performed during 2017 have been performed under this new guidance.
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
Based on continuing developments at the Company’s DMG and vascular access reporting units during the second quarter of 2017, the Company performed impairment assessments for certain at-risk reporting units.
As a result of the assessments performed during the three months ended June 30, 2017, the Company recognized goodwill impairment charges of $49,946 at its DMG Florida reporting unit and $673 at its DMG New Mexico reporting unit. These charges resulted primarily from changes in expectations concerning government reimbursement, including the effect of Medicare Advantage final benchmark payment rates for 2018 announced on April 3, 2017 and the Company’s expected ability to mitigate them, as well as medical cost and utilization trends.
During the three months ended June 30, 2017, the Company also recognized an incremental goodwill impairment charge

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

of $10,498 at its vascular access reporting unit. This additional charge resulted primarily from continuing changes in the Company’s outlook as the Company’s partners and operators have continued to evaluate and make decisions concerning changes in operations, including termination of their management services agreements and center closures as a result of the Centers for Medicare and Medicaid Services (CMS) 2017 Physician Fee Schedule Final Rule and the Ambulatory Surgical Center Payment Final Rule released November 2, 2016, which introduced significant changes in reimbursement structure for this business unit. As of June 30, 2017, there was no goodwill remaining at the Company's vascular access reporting unit.
For the three and six months ended June 30, 2017, the Company has recognized total goodwill impairment charges of $61,117 and $85,315, respectively.
During the three months ended June 30, 2016, the Company recognized goodwill impairment charges of $97,000 at its DMG Florida reporting unit and $79,000 at its DMG Nevada reporting unit. These charges resulted primarily from changes in expectations concerning government reimbursement and the Company’s expected ability to mitigate them, as well as medical cost trends and other market conditions.
For the three and six months ended June 30, 2016, the Company recognized total goodwill impairment charges of $176,000 and $253,000, respectively.
Further reductions in reimbursement rates, increases in medical cost or utilization trends, or other significant adverse changes in expected future cash flows or valuation assumptions could result in goodwill impairment charges in the future for the following reporting units, which remain at risk of goodwill impairment:

	Goodwill balance as of June 30, 2017	Carrying amount coverage(1)	Sensitivities
			Operating income(2)	Discount rate(3)
Reporting unit
DMG Nevada	$275,914	17.0%	(2.4)%	(3.8)%
DMG Florida	$397,127	—%	(1.6)%	(2.8)%
DMG New Mexico	$70,253	—%	(1.6)%	(2.4)%
DMG Washington	$247,552	9.3%	(1.7)%	(3.6)%

(1)	Excess of estimated fair value of the reporting unit over its carrying amount as of the latest assessment date.

(2)	Potential impact on estimated fair value of a sustained, long-term reduction of 3% in operating income as of the latest assessment date.

(3)	Potential impact on estimated fair value of an increase in discount rates of 100 basis points as of the latest assessment date.
Except as described above, none of the Company’s various other reporting units was considered at risk of goodwill impairment as of June 30, 2017. Since the dates of their last annual goodwill impairment tests, there have been certain developments, events, changes in operating performance and other changes in key circumstances that have affected these other businesses. However, except as further described above, these changes did not cause management to believe it is more likely than not that the fair value of any of its reporting units would be less than their respective carrying amounts.

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

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

The following table shows the components of changes in health care costs payable for the six months ended June 30, 2017:

Six months ended
June 30, 2017
Healthcare costs payable, beginning of the period	$214,275
Add: Components of incurred health care costs
Current year	991,818
Prior years	(6,838)
Total incurred health care costs	984,980
Less: Claims paid
Current year	727,814
Prior years	186,623
Total claims paid	914,437
Healthcare costs payable, end of the period	$284,818

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
As of June 30, 2017, the Company’s total liability for unrecognized tax benefits relating to tax positions that do not meet the more-likely-than-not threshold was $25,926, all of which would impact the Company’s effective tax rate if recognized. This balance represents an increase of $1,860 from the December 31, 2016 balance of $24,066.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in its income tax expense. At June 30, 2017 and December 31, 2016, the Company had approximately $3,891 and $2,595, respectively, accrued for interest and penalties related to unrecognized tax benefits, net of federal tax benefits.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

9.	Long-term debt
Long-term debt was comprised of the following:

	June 30, 2017	December 31, 2016
Senior secured credit facilities:
Term Loan A	$825,000	$862,500
Term Loan B	3,395,000	3,412,500
Senior notes	4,500,000	4,500,000
Acquisition obligations and other notes payable	139,371	117,547
Capital lease obligations	305,643	299,682
Total debt principal outstanding	9,165,014	9,192,229
Discount and deferred financing costs	(71,877)	(79,861)
	9,093,137	9,112,368
Less current portion	(182,323)	(165,041)
	$8,910,814	$8,947,327
Scheduled maturities of long-term debt at June 30, 2017 were as follows:

2017 (remainder of the year)	96,454
2018	172,318
2019	746,464
2020	71,432
2021	3,303,146
2022	1,280,031
Thereafter	3,495,169

During the first six months of 2017, the Company made mandatory principal payments under its senior secured credit facilities totaling $37,500 on Term Loan A and $17,500 on Term Loan B.
As of June 30, 2017, the Company maintains several active and forward interest rate cap agreements that have the economic effect of capping the Company's maximum exposure to LIBOR variable interest rate changes on specific portions of the Company's floating rate debt, as described below. The cap agreements are designated as cash flow hedges and, as a result, changes in the fair values of these cap agreements are reported in other comprehensive income. The amortization of the original cap premium is recognized as a component of debt expense on a straight-line basis over the term of the cap agreements. The cap agreements do not contain credit-risk contingent features.
As of June 30, 2017, the Company maintains several interest rate cap agreements that were entered into in November 2014 with notional amounts totaling $3,500,000. These cap agreements became effective September 30, 2016 and have the economic effect of capping the LIBOR variable component of the Company’s interest rate at a maximum of 3.50% on an equivalent amount of the Company’s debt. The cap agreements expire on June 30, 2018. As of June 30, 2017, the total fair value of these cap agreements was an asset of approximately $1. During the six months ended June 30, 2017, the Company recognized debt expense of $4,139 from these caps. During the six months ended June 30, 2017, the Company recorded a loss of $115 in other comprehensive income due to a decrease in unrealized fair value of these cap agreements.
As of June 30, 2017, the Company also maintains several forward interest rate cap agreements that were entered into in October 2015 with notional amounts totaling $3,500,000. These forward cap agreements will become effective June 29, 2018 and will have the economic effect of capping the LIBOR variable component of the Company’s interest rate at a maximum of 3.50% on an equivalent amount of its debt. These cap agreements expire on June 30, 2020. As of June 30, 2017, the total fair value of these cap agreements was an asset of approximately $1,742. During the six months ended June 30, 2017, the Company recorded a loss of $8,071 in other comprehensive income due to a decrease in the unrealized fair value of these forward cap agreements.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

The following table summarizes the Company’s derivative instruments as of June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
Derivatives designated as hedging instruments	Balance sheet location	Fair value	Balance sheet location	Fair value
Interest rate cap agreements	Other long-term assets	$1,743	Other long-term assets	$9,929
 The following table summarizes the effects of the Company’s interest rate cap and swap agreements for the three and six months ended June 30, 2017 and 2016:

	Amount of losses recognized in OCI on interest rate cap and swap agreements				Location of losses reclassified from accumulated OCI into income	Amount of losses reclassified from accumulated OCI into income
	Three months ended June 30,		Six months ended June 30,			Three months ended June 30,		Six months ended June 30,
Derivatives designated as cash flow hedges	2017	2016	2017	2016		2017	2016	2017	2016
Interest rate swap agreements	$—	$(168)	$—	$(860)	Debt expense	$—	$123	$—	$274
Interest rate cap agreements	(2,969)	(4,115)	(8,186)	(12,374)	Debt expense	2,070	610	4,139	1,220
Tax benefit	1,154	1,667	3,184	5,149	Tax expense	(805)	(285)	(1,610)	(581)
Total	$(1,815)	$(2,616)	$(5,002)	$(8,085)		$1,265	$448	$2,529	$913

As of June 30, 2017, the interest rate on the Company’s Term Loan B debt bears interest at LIBOR plus an interest rate margin of 2.75%. Term Loan B is subject to interest rate caps if LIBOR should rise above 3.50%. Term Loan A bears interest at LIBOR plus an interest rate margin of 2.00%. The capped portion of Term Loan A is $105,000 if LIBOR should rise above 3.50%. In addition, the uncapped portion of Term Loan A, which is subject to the variability of LIBOR, is $720,000. Interest rates on the Company’s senior notes are fixed by their terms.
The Company’s weighted average effective interest rate on the senior secured credit facilities at end of the quarter was 4.20%, based on the current margins in effect of 2.00% for Term Loan A and 2.75% for Term Loan B, as of June 30, 2017.
The Company’s overall weighted average effective interest rate during the quarter ended June 30, 2017 was 4.69% and as of June 30, 2017 was 4.76%.
As of June 30, 2017, the Company’s interest rates are fixed on approximately 53.3% of its total debt.
As of June 30, 2017, the Company had undrawn revolving credit facilities totaling $1,000,000, of which approximately $94,623 was committed for outstanding letters of credit. The remaining amount is unencumbered. In addition, the Company has approximately $1,286 of committed letters of credit outstanding related to DMG, which is backed by a certificate of deposit.

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
The Company operates in a highly regulated industry and is a party to various lawsuits, claims, governmental investigations and audits (including investigations resulting from its obligation to self-report suspected violations of law) and other legal proceedings. The Company records accruals for certain legal proceedings and regulatory matters to the extent that the Company determines an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. As of

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

June 30, 2017 and December 31, 2016, the Company’s total recorded accruals with respect to legal proceedings and regulatory matters, net of anticipated third party recoveries, were approximately $62,000 and $69,000, respectively. While these accruals reflect the Company’s best estimate of the probable loss for those matters as of the dates of those accruals, the recorded amounts may differ materially from the actual amount of the losses for those matters, and any anticipated third party recoveries for any such losses may not ultimately be recoverable. Additionally, in some cases, no estimate of the possible loss or range of loss in excess of amounts accrued, if any, can be made because of the inherently unpredictable nature of legal proceedings and regulatory matters, which may be exacerbated by various factors, including that they may involve indeterminate claims for monetary damages or may involve fines, penalties or non-monetary remedies; present novel legal theories or legal uncertainties; involve disputed facts; represent a shift in regulatory policy; are in the early stages of the proceedings; or result in a change of business practices. Further, there may be various levels of judicial review available to the Company in connection with any such proceeding.
The following is a description of certain lawsuits, claims, governmental investigations and audits and other legal proceedings to which the Company is subject.
Inquiries by the Federal Government and Certain Related Civil Proceedings
Swoben Private Civil Suit: In April 2013, HealthCare Partners (HCP), now known as the Company’s DMG subsidiary, was one of several defendants served with a civil complaint filed by a former employee of SCAN Health Plan (SCAN), an HMO. On July 13, 2009, pursuant to the qui tam provisions of the federal False Claims Act (FCA) and the California False Claims Act, James M. Swoben, as relator, filed his initial qui tam action in the United States District Court for the Central District of California purportedly on behalf of the United States of America and the State of California against SCAN, and certain other defendants whose identities were under seal. The allegations in the complaint relate to alleged overpayments received from government healthcare programs. In 2009 and 2010, the relator twice amended his complaint and added additional defendants, and in November 2011, he filed his Third Amended Complaint under seal alleging violations of the federal FCA and the California False Claims Act, and added additional defendants, including HCP and certain health insurance companies (the defendant HMOs). The allegations in the complaint against HCP relate to patient diagnosis coding to determine reimbursement in the Medicare Advantage (MA) program, referred to as HCC and RAF scores. The complaint sought monetary damages and civil penalties as well as costs and expenses. The U.S. Department of Justice (DOJ) reviewed these allegations and in January 2013 declined to intervene in the case. HCP and the other defendants filed motions to dismiss the Third Amended Complaint, and the court dismissed with prejudice the claims and judgment was entered in September 2013. Upon the plaintiff’s appeal, a panel of the Ninth Circuit overturned the trial court’s ruling and vacated the dismissal of the case. The Company, with certain defendants, petitioned the Ninth Circuit for a rehearing, but in December 2016, the Ninth Circuit rejected the petition and determined the relator should be given an opportunity to amend the complaint, and remanded the case back to district court. In March 2017, the relator filed his Fourth Amended Complaint alleging that HCP and certain health insurance companies employed one-way retrospective reviews that were designed only to identify additional diagnoses that would be submitted to CMS for risk adjustment purposes, and thereby drive higher risk scores that would increase the capitated payments made by the federal government under the MA program. In March 2017, the DOJ partially intervened as to certain defendant HMOs, but elected not to intervene with respect to HCP. The Company disputes the allegations and intends to defend accordingly.
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
2016 U.S. Attorney Prescription Drug Investigation: In early February 2016, the Company announced that its pharmacy services’ wholly-owned subsidiary, DaVita Rx, received a CID from the U.S. Attorney’s Office for the Northern District of Texas. The government is conducting an FCA investigation concerning allegations that DaVita Rx presented or caused to be presented false claims for payment to the government for prescription medications, as well as into the Company’s relationship with pharmaceutical manufacturers. The CID covers the period from January 1, 2006 through the present. In the spring of 2015, the Company initiated an internal compliance review of DaVita Rx during which it identified potential billing and operational issues, including potential write-offs and discounts of patient co-payment obligations, and credits to payors for returns of prescription drugs related to DaVita Rx. The Company notified the government in September 2015 that it was conducting this review of DaVita Rx and began providing regular updates of its review. Upon completion of its review, the Company filed a self-disclosure with the OIG in February 2016 and has been working to address and update the practices it identified in the self-disclosure, some of which overlap with information requested by the U.S. Attorney’s Office. The OIG informed the Company in February 2016 that its submission was not accepted. They indicated that the OIG is not expressing an opinion regarding the conduct disclosed or the Company’s legal positions. The Company is cooperating with the government.
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
Blackburn Shareholder Derivative Civil Suit: On February 10, 2017, Charles Blackburn filed a derivative shareholder lawsuit in the U.S. District Court for the District of Delaware against the Company, as nominal defendant, the Board of Directors and certain executives. The complaint covers the time period from 2015 to present and alleges, generally, breach of fiduciary duty, unjust enrichment and misrepresentations and/or failures to disclose certain information in violation of the federal securities laws in connection with an alleged practice to direct patients with government-subsidized health insurance into private health insurance plans to maximize the Company’s profits. The Company disputes these allegations and intends to defend this action accordingly.
Gabilondo Shareholder Derivative Civil Suit: On May 30, 2017, Antonio Gabilondo filed a derivative shareholder lawsuit in the U.S. District Court for the District of Delaware against the Company, as nominal defendant, the Board of Directors and certain executives. The complaint covers the time period from 2015 to present and alleges, generally, breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, corporate waste, and misrepresentations and/or failures to disclose certain information in violation of the federal securities laws in connection with an alleged practice to direct patients with government-subsidized health insurance into private health insurance plans to maximize the Company’s profits. The Company disputes these allegations and intends to defend this action accordingly.
City of Warren Police and Fire Retirement System Shareholder Derivative Civil Suit: On June 9, 2017, the City of Warren Police and Fire Retirement System filed a derivative shareholder lawsuit in the U.S. District Court for the District of Delaware against the Company, as nominal defendant, the Board of Directors, and certain executives. The complaint covers the time period of 2015 to the present and alleges, generally, a breach of fiduciary duty, corporate waste, unjust enrichment, and misrepresentations and/or failures to disclose certain information in violation of the federal securities laws in connection with an alleged practice to direct patients with government-subsidized health insurance into private health insurance plans to maximize the Company’s profits. The Company disputes these allegations and intends to defend this action accordingly.
Other Proceedings
In addition to the foregoing, from time to time the Company is subject to other lawsuits, claims, governmental investigations and audits and legal proceedings that arise due to the nature of its business, including contractual disputes, such as with payors, suppliers and others, employee-related matters and professional and general liability claims.
From time to time, the Company initiates litigation or other legal proceedings as a plaintiff arising out of contracts or other matters. In that regard, the Company had a pending lawsuit in the U.S. Court of Federal Claims against the federal government which was originally filed in May 2011. The lawsuit related to the U.S. Department of Veterans Affairs (VA) underpayment of dialysis services the Company provided from 2005 through 2011 to veterans pursuant to VA regulations. In the first quarter of 2017, the Company received a payment of $538,000 related to the settlement with the VA. The Company's consolidated entities recognized a net gain of $527,000 on this settlement. The Company's nonconsolidated and managed entities recognized a gain of $9,000, of which the Company's equity investment share was $3,000. The net effect was a net increase of $530,000 to the Company's operating income.
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
Resolved Matters
2015 U.S. Attorney Transportation Investigation: In February 2015, the Company announced that it received six administrative subpoenas from the OIG for medical records from six different dialysis centers in southern California operated by the Company. Specifically, each subpoena sought the medical records of a single patient of each respective dialysis center. In February 2016, the Company received four additional subpoenas for four additional dialysis centers in southern California. The subpoenas were similarly limited in scope to the subpoenas received in 2015. On February 8, 2017, the Company was served with a qui tam complaint in the U.S. District Court for the Central District of California. The Company was advised by an attorney with the United States Attorney’s Office for the Central District of California that the qui tam was related to the investigation concerning the medical necessity of patient transportation, which was the basis for the subpoenas. The relator alleged that an ambulance company submitted false claims for patient transportation. Although the Company does not provide transportation nor does it bill for the transport of its dialysis patients, the relator alleged that two of its purported clinical staff caused the submission of a small number of those claims through improper certifications of medical necessity. The DOJ has declined to intervene. In April 2017, the court granted the Company's motion to dismiss and dismissed the complaint without prejudice for failing to state a claim upon which relief can be granted. In May 2017, the relator filed a First Amended Complaint and the Company filed an additional motion to dismiss. In June 2017, the court granted the Company’s motion and dismissed the complaint without prejudice. Plaintiff was given until July 24, 2017 to file an amended complaint. Instead, the plaintiff decided not to proceed against the Company and filed a notice of dismissal on July 25, 2017.
2015 U.S. Department of Justice Vascular Access Investigation and Related Qui Tam Litigation: In November 2015, the Company announced that RMS Lifeline, Inc., a wholly-owned subsidiary of the Company that operates under the name Lifeline Vascular Access (Lifeline), received a Civil Investigative Demand (CID) from the DOJ. The CID relates to two vascular access centers in Florida that are part of Lifeline’s vascular access business. The CID covers the period from January 1, 2008 through the present. The Company acquired these two centers in December 2012. Based on the language of the CID, the DOJ appeared to be looking at whether angiograms performed at the two centers were medically unnecessary and therefore whether related claims filed with federal healthcare programs possibly violated the FCA. Lifeline does not perform dialysis services but instead provides vascular access management services for dialysis patients. The Company cooperated with the government and produced the requested information. The DOJ investigation was initiated pursuant to a complaint brought under the qui tam provisions of the FCA (the Complaint). The Complaint was originally filed under seal in August 2014 in the U.S. District Court, Middle District of Florida, United States ex. rel James Spafford v. DaVita HealthCare Partners, Inc., et al., Case Number 6:14-cv-1251-Orl-41DAB, naming several doctors along with the Company as defendants. In December 2015, a First Amended Complaint was filed under seal. In May 2016, the First Amended Complaint was unsealed. The First Amended Complaint alleged violations of the FCA due to the submission of claims to the government for allegedly medically unnecessary angiograms and angiography procedures at the two vascular access centers as well as employment-related claims. The Complaint covers alleged conduct dating from July 2008, prior to the Company’s acquisition of the centers, to the present. The DOJ declined to intervene. In January 2017, the Company finalized and executed a settlement agreement with the relator and the government for an immaterial amount, and in April 2017, the court dismissed the case with prejudice.
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
The Company has other potential commitments to provide operating capital to a number of dialysis centers that are wholly-owned by third parties or businesses in which the Company maintains a noncontrolling equity interest as well as to physician-owned vascular access clinics or medical practices that the Company operates under management and administrative services agreements of approximately $5,892.
Certain consolidated joint ventures are originally contractually scheduled to dissolve after terms ranging from 10 to 50 years. While noncontrolling interests in these limited life entities qualify as mandatorily redeemable financial instruments, they are subject to a classification and measurement scope exception from the accounting guidance generally applicable to other mandatorily redeemable financial instruments. Future distributions upon dissolution of these entities would be valued below the related noncontrolling interest carrying balances in the consolidated balance sheet.

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
During the six months ended June 30, 2017, the Company granted 1,426 stock-settled stock appreciation rights with an aggregate grant-date fair value of $20,865 and a weighted-average expected life of approximately 4.2 years, 387 stock units with an aggregate grant-date fair value of $25,517 and a weighted-average expected life of approximately 3.4 years, and 15

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

cash-settled stock appreciation rights with an aggregate grant-date fair value of $204 and a weighted-average expected life of approximately 4.3 years.
For the six months ended June 30, 2017 and 2016, the Company recognized $30,946 and $50,647, respectively, in total LTIP expense, of which $17,504 and $23,717, respectively, represented stock-based compensation expense for stock appreciation rights, restricted stock units, and discounted employee stock plan purchases, which are primarily included in general and administrative expense. The estimated tax benefits recorded for stock-based compensation for the six months ended June 30, 2017 and 2016 was $5,912 and $8,160, respectively. As of June 30, 2017, the Company had $149,543 of total estimated but unrecognized compensation expense for outstanding LTIP awards, including $84,475 related to stock-based compensation arrangements under the Company’s equity compensation and employee stock purchase plans. The Company expects to recognize the performance-based cash component of these LTIP costs over a weighted average remaining period of 1.2 years and the stock-based component of these LTIP costs over a weighted average remaining period of 1.5 years.
For the six months ended June 30, 2017 and 2016, the Company received $5,693 and $23,658, respectively, in actual tax benefits upon the exercise of stock awards.

13.	Share repurchases
During the six months ended June 30, 2017, the Company repurchased a total of 3,575 shares of its common stock for $231,674 or an average price of $64.81 per share.
On July 13, 2016, the Company’s Board of Directors approved a share repurchase authorization in the amount of $1,240,748. This share repurchase authorization was in addition to the $259,252 remaining at that time under the Company’s Board of Directors’ prior share repurchase authorization announced in April 2015. As of June 30, 2017, there was $445,430 available under the current Board authorizations for additional share repurchases. Although these share repurchase authorizations do not have expiration dates, the Company remains subject to share repurchase limitations under the terms of its senior secured credit facilities and the indentures governing its senior notes.
14.     Comprehensive income

	For the three months ended June 30, 2017				For the six months ended June 30, 2017
	Interest rate cap agreements	Investment securities	Foreign currency translation adjustments	Accumulated other comprehensive (loss) income	Interest rate cap agreements	Investment securities	Foreign currency translation adjustments	Accumulated other comprehensive (loss) income
Beginning balance	$(13,952)	$3,594	$(66,528)	$(76,886)	$(12,029)	$2,175	$(79,789)	$(89,643)
Unrealized (losses) gains	(2,969)	1,446	49,142	47,619	(8,186)	3,428	62,403	57,645
Related income tax benefit (expense)	1,154	(389)	—	765	3,184	(812)	—	2,372
	(1,815)	1,057	49,142	48,384	(5,002)	2,616	62,403	60,017
Reclassification from accumulated other comprehensive income into net income	2,070	(117)	—	1,953	4,139	(346)	—	3,793
Related income tax (expense) benefit	(805)	46	—	(759)	(1,610)	135	—	(1,475)
	1,265	(71)	—	1,194	2,529	(211)	—	2,318
Ending balance	$(14,502)	$4,580	$(17,386)	$(27,308)	$(14,502)	$4,580	$(17,386)	$(27,308)

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

	For the three months ended June 30, 2016				For the six months ended June 30, 2016
	Interest rate cap and swap agreements	Investment securities	Foreign currency translation adjustments	Accumulated other comprehensive (loss) income	Interest rate cap and swap agreements	Investment securities	Foreign currency translation adjustments	Accumulated other comprehensive (loss) income
Beginning balance	$(15,929)	$1,497	$(39,081)	$(53,513)	$(10,925)	$1,361	$(50,262)	$(59,826)
Unrealized (losses) gains	(4,283)	782	(4,844)	(8,345)	(13,234)	1,124	6,337	(5,773)
Related income tax benefit (expense)	1,667	(293)	—	1,374	5,149	(406)	—	4,743
	(2,616)	489	(4,844)	(6,971)	(8,085)	718	6,337	(1,030)
Reclassification from accumulated other comprehensive income into net income	733	—	—	733	1,494	(152)	—	1,342
Related income tax (expense) benefit	(285)	—	—	(285)	(581)	59	—	(522)
	448	—	—	448	913	(93)	—	820
Ending balance	$(18,097)	$1,986	$(43,925)	$(60,036)	$(18,097)	$1,986	$(43,925)	$(60,036)
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

15.	Acquisitions and divestitures
Acquisition of Renal Ventures
On May 1, 2017, the Company completed its acquisition of 100% of the equity of Colorado-based Renal Ventures Management, LLC (Renal Ventures) for approximately $361,563 in net cash, subject to certain post-closing adjustments. Renal Ventures operated 36 operating dialysis centers, one uncertified dialysis center and one home program that provided services to approximately 2,600 patients in six states. As a part of this transaction, the Company was required to divest three Renal Ventures outpatient dialysis centers, and three outpatient dialysis centers and one uncertified dialysis center of the Company for approximately $21,219 in net cash. The Company also incurred approximately $4,600 in transaction and integration costs during the six months ended June 30, 2017 associated with the acquisition that are included in general and administrative expenses.
The initial purchase price allocation for the Renal Ventures acquisition is recorded at estimated fair values based upon the best information available to management and will be finalized when certain information arranged to be obtained has been received. In particular, certain working capital items, income tax amounts and the fair value of intangibles and fixed assets are pending final audit, issuance of final tax returns and valuation reports.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

The following table summarizes the assets acquired and liabilities assumed in the transactions and recognized at the acquisition date at estimated fair values:

Current assets	$24,529
Property and equipment	36,295
Amortizable intangible and other long-term assets	11,547
Goodwill	296,582
Current liabilities	(6,912)
Long-term liabilities	(478)
$361,563
 The amortizable intangible assets acquired relate to non-compete agreements having a weighted-average useful life of five years. The total estimated amount of goodwill deductible for tax purposes associated with this acquisition was approximately $296,582.
Other routine acquisitions
During the six months ended June 30, 2017, the Company acquired dialysis and other businesses consisting of 20 dialysis centers located in the U.S., 55 dialysis centers located outside the U.S., and five other medical businesses for a total of $258,276 in net cash, $3,823 in deferred purchase price obligations, and $8,787 in earn-outs and liabilities assumed. The assets and liabilities for these acquisitions were recorded at their estimated fair values at the dates of the acquisitions and are included in the Company’s condensed consolidated financial statements, as are their operating results, from the designated effective dates of the acquisitions.
The initial purchase price allocations for these transactions have been recorded at estimated fair values based on the best information available to management and will be finalized when certain information arranged to be obtained has been received.  In particular, certain income tax amounts are pending final evaluation and quantification of pre-acquisition tax contingencies and filing of final tax returns.  In addition, valuation of medical claims liabilities, certain working capital items, and the fair value of fixed assets and intangibles are pending final audits and related valuation reports.
The following table summarizes the assets acquired and liabilities assumed in these transactions and recognized at their acquisition dates at estimated fair values:

Current assets	$7,439
Property and equipment	13,278
Amortizable intangible and other long-term assets	14,180
Non-amortizable intangibles	4,833
Goodwill	276,182
Current liabilities	(6,467)
Long-term liabilities	(2,484)
Noncontrolling interests	(36,075)
$270,886
 Amortizable intangible assets acquired during the first six months of 2017 had weighted-average estimated useful lives of approximately five years. The majority of the intangible assets acquired during the first six months of 2017 relate to non-compete agreements having a weighted-average useful life and amortization period of five years. The total estimated amount of goodwill deductible for tax purposes associated with these acquisitions was approximately $207,080.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

Pro forma financial information
The following summary, prepared on a pro forma basis, combines the results of operations as if the acquisitions through June 30, 2017 had been consummated as of the beginning of 2017 and 2016, after including the impact of certain adjustments such as amortization of intangibles and income tax effects.

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(unaudited)
Pro forma net revenues	$3,900,750	$3,820,558	$7,678,519	$7,576,206
Pro forma net income attributable to DaVita Inc.	128,654	58,996	579,906	160,709
Pro forma basic net income per share attributable to DaVita Inc.	0.67	0.29	3.02	0.79
Pro forma diluted net income per share attributable to DaVita Inc.	0.66	0.28	2.98	0.77
Contingent earn-out obligations
The Company has several contingent earn-out obligations associated with acquisitions that could result in the Company paying the former owners of acquired companies a total of up to $16,684 if certain EBITDA, operating income performance targets or quality margins are met primarily over the next one to six years.
Contingent earn-out obligations are remeasured at fair value at each reporting date until the contingencies are resolved with changes in the liability due to the re-measurement recorded in earnings. See Note 17 to these condensed consolidated financial statements for further details. As of June 30, 2017, the Company has estimated the fair value of these contingent earn-out obligations to be $11,674, of which a total of $4,666 is included in other liabilities and the remaining $7,008 is included in other long-term liabilities in the Company’s consolidated balance sheet.
The following is a reconciliation of changes in the contingent earn-out obligations for the six months ended June 30, 2017:

Beginning balance, January 1, 2017	$9,977
Contingent earn-out obligations associated with acquisitions	3,849
Remeasurement of fair value for contingent earn-out obligations	415
Payments on contingent earn-out obligations	(2,567)
$11,674

16.	Variable interest entities
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
The analyses upon which these consolidation determinations rest are complex, involve uncertainties, and require significant judgment on various matters, some of which could be subject to different interpretations. At June 30, 2017, these condensed consolidated financial statements include total assets of VIEs of $765,663 and total liabilities and noncontrolling interests of VIEs to third parties of $402,425.
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
The Company measures the fair value of certain assets, liabilities and noncontrolling interests subject to put provisions (temporary equity) based upon valuation techniques that include observable or unobservable inputs and assumptions that market participants would use in pricing these assets, liabilities, temporary equity and commitments. The Company has also classified assets, liabilities and temporary equity that are measured at fair value on a recurring basis into the appropriate fair value hierarchy levels as defined by the Financial Accounting Standards Board (FASB).
The following table summarizes the Company’s assets, liabilities and temporary equity that are measured at fair value on a recurring basis as of June 30, 2017:

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Investments in mutual funds and common stock	$53,209	$53,209	$—	$—
Cash surrender value of life insurance policies	$62,684	$—	$62,684	$—
Interest rate cap agreements	$1,743	$—	$1,743	$—
Funds on deposit with third parties	$75,671	$75,671	$—	$—
Liabilities
Contingent earn-out obligations	$11,674	$—	$—	$11,674
Temporary equity
Noncontrolling interests subject to put provisions	$1,009,704	$—	$—	$1,009,704

Investments in mutual funds and common stock represent available-for-sale investments that are recorded at estimated fair value based upon quoted redemption prices reported by each mutual fund. See Note 4 to these condensed consolidated financial statements for further discussion.
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
Contingent earn-out obligations are measured at estimated fair value based primarily on unobservable inputs including projected EBITDA, estimated probability of achieving gross margins or quality margins of certain medical procedures and the estimated probability of earn-out payments being made using an option pricing technique and a simulation model for expected EBITDA and operating income. In addition, a probability adjusted model was used to estimate the fair value amounts of the quality margins. The estimated fair value of these contingent earn-out obligations are remeasured as of each reporting date and could fluctuate based upon any significant changes in key assumptions, such as changes in the Company credit risk adjusted rate that is used to discount obligations to present value.
See Note 11 to these condensed consolidated financial statements for a discussion of the Company’s methodology for estimating the fair value of noncontrolling interests subject to put obligations.
Other financial instruments consist primarily of cash, accounts receivable, accounts payable, other accrued liabilities and debt. The balances of the non-debt financial instruments are presented in the condensed consolidated financial statements at June 30, 2017 at their approximate fair values due to the short-term nature of their settlements.
The carrying balance of the Company’s senior secured credit facilities totaled $4,148,123 as of June 30, 2017, and the fair value was approximately $4,240,812 based upon quoted market prices, a level 2 input.
The carrying balance of the Company’s senior notes was $4,500,000 as of June 30, 2017 and their fair value was approximately $4,565,875, based upon quoted market prices, a level 2 input.

18.	Segment reporting
The Company operates two major divisions, Kidney Care and DMG. The Kidney Care division is comprised of the Company’s U.S. dialysis and related lab services business, its ancillary services and strategic initiatives, including its international operations, and the Company’s corporate administrative support. The Company’s U.S. dialysis and related lab services business is its largest line of business, and is a leading provider of kidney dialysis services in the U.S. for patients suffering from chronic kidney failure, also known as ESRD. The Company’s DMG division is a patient- and physician-focused integrated healthcare delivery and management company with over two decades of experience providing coordinated outcomes-based medical care in a cost-effective manner.
The Company’s ancillary services and strategic initiatives consist primarily of pharmacy services, disease management services, vascular access services, clinical research programs, physician services, direct primary care and the Company’s international dialysis and integrated health operations.
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
The Company’s operating segment financial information included in this report is prepared on the internal management reporting basis that the chief operating decision maker uses to allocate resources and assess the financial performance of the operating segments. For internal management reporting, segment operations include direct segment operating expenses but exclude corporate administrative support costs, which consist primarily of indirect labor, benefits and long-term incentive based compensation of certain departments which provide support to various operating lines of business. These corporate

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

administrative support costs are reduced by internal management fees received from the Company’s ancillary lines of businesses.
The following is a summary of segment net revenues, segment operating margin (loss), and a reconciliation of segment operating margin to consolidated income before income taxes:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Segment net revenues:
U.S. dialysis and related lab services
Patient service revenues:
External sources	$2,403,222	$2,352,574	$4,752,123	$4,666,236
Intersegment revenues	26,436	14,470	50,196	28,779
Total dialysis and related lab services revenues	2,429,658	2,367,044	4,802,319	4,695,015
Less: Provision for uncollectible accounts	(109,335)	(106,515)	(216,105)	(211,266)
Net dialysis and related lab services patient service revenues	2,320,323	2,260,529	4,586,214	4,483,749
Other revenues(1)	4,891	4,250	10,194	8,223
Total net dialysis and related lab services revenues	2,325,214	2,264,779	4,596,408	4,491,972
DMG
DMG revenues:
Capitated revenues	987,420	874,119	1,877,105	1,740,138
Net patient service revenues	189,529	169,167	368,501	281,601
Other revenues(2)	19,070	16,235	37,339	26,569
Intersegment capitated and other revenues	47	44	105	115
Total net DMG revenues	1,196,066	1,059,565	2,283,050	2,048,423
Other—Ancillary services and strategic initiatives
Net patient service revenues	83,566	56,860	150,858	108,244
Capitated revenues	34,658	25,866	63,009	47,855
Other external sources	264,456	325,095	531,736	631,187
Intersegment revenues	10,913	14,720	26,216	26,546
Total ancillary services and strategic initiatives revenues	393,593	422,541	771,819	813,832
Total net segment revenues	3,914,873	3,746,885	7,651,277	7,354,227
Elimination of intersegment revenues	(37,396)	(29,234)	(76,517)	(55,440)
Consolidated net revenues	$3,877,477	$3,717,651	$7,574,760	$7,298,787
Segment operating margin (loss):
U.S. dialysis and related lab services(3)	$450,472	$449,190	$1,395,212	$889,245
DMG	(12,880)	(102,059)	(572)	(159,204)
Other—Ancillary services and strategic initiatives	(48,245)	(12,644)	(106,466)	(23,745)
Total segment operating margin	389,347	334,487	1,288,174	706,296
Reconciliation of segment operating margin to consolidated income before income taxes:
Corporate administrative support	(11,031)	(5,417)	(21,622)	(12,337)
Consolidated operating income	378,316	329,070	1,266,552	693,959
Debt expense	(107,962)	(102,894)	(212,391)	(205,778)
Other income, net	5,253	3,215	9,496	6,191
Consolidated income before income taxes	$275,607	$229,391	$1,063,657	$494,372

(1)
Includes management fees for providing management and administrative services to dialysis centers that are wholly-owned by third parties and legal entities in which the Company owns a noncontrolling equity investment.

(2)
Includes medical consulting service fees and management fees for providing management and administrative services to unconsolidated joint ventures and revenue related to the maintenance of existing physician networks.

(3)	U.S. dialysis and related lab services operating income includes the net gain on the settlement with the VA.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

Depreciation and amortization expense by reportable segment is as follows

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
U.S. dialysis and related lab services	$130,002	$119,350	$255,030	$235,887
DMG	60,011	54,211	117,334	100,473
Ancillary services and strategic initiatives	10,025	6,820	17,880	13,376
	$200,038	$180,381	$390,244	$349,736

Subsequent to the issuance of the Company’s fiscal year 2016 consolidated financial statements and their inclusion in its Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 24, 2017 (the “2016 10-K”), the Company determined that it had misstated its disclosure of segment assets at December 31, 2016 in Note 25 to those consolidated financial statements. This misstatement resulted in an overstatement of “U.S. dialysis and related lab services” segment assets of $338,963 and a corresponding understatement of “Other - ancillary services and strategic initiatives” segment assets of the same amount.  The Company performed an assessment of the materiality of this misstatement and concluded that this misstatement as originally disclosed was not materially misleading in its 2016 consolidated financial statements taken as a whole.  The Company therefore has not amended its financial statements filed on its 2016 10-K to correct this misstatement, but has provided the corrected disclosure here.
Summary of assets by reportable segment is as follows:

	June 30, 2017	December 31, 2016
Segment assets
U.S. dialysis and related lab services (including equity investments of $83,102 and $66,924, respectively)	$11,500,974	$11,099,137
DMG (including equity investments of $13,169 and $10,350, respectively)	6,282,819	6,213,091
Other—Ancillary services and strategic initiatives (including equity investments of $446,197 and $425,115, respectively)	1,557,991	1,429,029
Consolidated assets	$19,341,784	$18,741,257
Expenditures for property and equipment by reportable segment is as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
U.S. dialysis and related lab services	$152,233	$150,932	$325,761	$284,380
DMG	20,883	18,098	48,671	38,243
Ancillary services and strategic initiatives	11,289	16,410	24,508	36,004
	$184,405	$185,440	$398,940	$358,627

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

19.	Changes in DaVita Inc.’s ownership interest in consolidated subsidiaries
The effects of changes in DaVita Inc.’s ownership interest on the Company’s equity are as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net income attributable to DaVita Inc.	$127,001	$53,382	$574,698	$150,816
Changes in paid-in capital for:
Sales of noncontrolling interests	—	(885)	—	—
Purchases of noncontrolling interests	618	(1,193)	195	(4,530)
Net transfers to noncontrolling interests	618	(2,078)	195	(4,530)
Net income attributable to DaVita Inc., net of transfers to noncontrolling interests	$127,619	$51,304	$574,893	$146,286

20.	New accounting standards
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. In July 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date. This guidance approves a one-year deferral of the effective date of ASU 2014-09. The ASU now permits the Company to adopt this standard effective January 1, 2018. Early application is permitted as of January 1, 2017. In March, April, and May 2016, the FASB issued ASU 2016-08, ASU 2016-10, ASU 2016-11, and ASU 2016-12, Revenue from Contracts with Customers (Topic 606), each of which amends the guidance in ASU 2014-09. When they become effective, these ASUs will replace most existing revenue recognition guidance in GAAP. The Company has assembled an internal revenue task force that meets regularly to discuss and evaluate the overall impact this guidance will have on various revenue streams in the condensed consolidated financial statements and related disclosures. Based on the Company's current assessment, which is still ongoing, the Company does not expect this guidance to have a material effect on its net income, and is continuing to evaluate the impact it will have on its disclosures. The Company expects to adopt these ASU’s effective January 1, 2018 retrospectively with the cumulative effect of initially applying it recognized at the date of initial application (the cumulative effect method).
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
In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendments in this ASU simplify the test for goodwill impairment by eliminating the second step in testing for goodwill impairment. The amendments in this new ASU are effective for the Company January 1, 2020 and are to be applied on a prospective basis. Early adoption was permitted on or after January 1, 2017 and the Company early adopted this ASU as of January 1, 2017.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

21.	Condensed consolidating financial statements
The following information is presented in accordance with Rule 3-10 of Regulation S-X. The operating and investing activities of the separate legal entities included in the Company’s condensed consolidated financial statements are fully interdependent and integrated. Revenues and operating expenses of the separate legal entities include intercompany charges for management and other administrative services. The Company’s senior notes are guaranteed by a substantial majority of its domestic subsidiaries as measured by revenue, income and assets. The subsidiary guarantors have guaranteed the senior notes on a joint and several basis. However, a subsidiary guarantor will be released from its obligations under its guarantee of the senior notes and the indentures governing the senior notes if, in general, there is a sale or other disposition of all or substantially all of the assets of such subsidiary guarantor, including by merger or consolidation, or a sale or other disposition of all of the equity interests in such subsidiary guarantor held by the Company and its restricted subsidiaries, as defined in the indentures; such subsidiary guarantor is designated by the Company as an unrestricted subsidiary, as defined in the indentures, or otherwise ceases to be a restricted subsidiary of the Company, in each case in accordance with the indentures; or such subsidiary guarantor no longer guarantees any other indebtedness, as defined in the indentures, of the Company or any of its restricted subsidiaries, except for guarantees that are contemporaneously released. The senior notes are not guaranteed by certain of the Company’s domestic subsidiaries, any of the Company’s foreign subsidiaries, or any entities that do not constitute subsidiaries within the meaning of the indentures, such as corporations in which the Company holds capital stock with less than a majority of the voting power, joint ventures and partnerships in which the Company holds less than a majority of the equity or voting interests, non-owned entities and third parties.
Condensed Consolidating Statements of Income

		Guarantor subsidiaries	Non- Guarantor subsidiaries	Consolidating adjustments	Consolidated total
For The Three Months Ended June 30, 2017	DaVita Inc.
Patient services revenues	$—	$1,681,249	$1,055,797	$(54,579)	$2,682,467
Less: Provision for uncollectible accounts	—	(74,413)	(41,072)	—	(115,485)
Net patient service revenues	—	1,606,836	1,014,725	(54,579)	2,566,982
Capitated revenues	—	467,852	555,947	(1,721)	1,022,078
Other revenues	193,585	501,861	34,257	(441,286)	288,417
Total net revenues	193,585	2,576,549	1,604,929	(497,586)	3,877,477
Operating expenses and charges	138,104	2,396,723	1,461,920	(497,586)	3,499,161
Operating income	55,481	179,826	143,009	—	378,316
Debt expense	(106,159)	(92,346)	(14,943)	105,486	(107,962)
Other income, net	102,299	2,191	6,249	(105,486)	5,253
Income tax expense	22,969	70,927	20,086	—	113,982
Equity earnings in subsidiaries	98,349	79,605	—	(177,954)	—
Net income	127,001	98,349	114,229	(177,954)	161,625
Less: Net income attributable to noncontrolling interests	—	—	—	(34,624)	(34,624)
Net income attributable to DaVita Inc.	$127,001	$98,349	$114,229	$(212,578)	$127,001

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

		Guarantor subsidiaries	Non- Guarantor subsidiaries	Consolidating adjustments	Consolidated total
For The Three Months Ended June 30, 2016	DaVita Inc.
Patient service revenues	$—	$1,664,361	$959,946	$(40,793)	$2,583,514
Less: Provision for uncollectible accounts	—	(74,498)	(36,930)	—	(111,428)
Net patient service revenues	—	1,589,863	923,016	(40,793)	2,472,086
Capitated revenues	—	463,732	436,337	(84)	899,985
Other revenues	196,910	521,065	31,749	(404,144)	345,580
Total net revenues	196,910	2,574,660	1,391,102	(445,021)	3,717,651
Operating expenses	134,072	2,510,119	1,189,411	(445,021)	3,388,581
Operating income	62,838	64,541	201,691	—	329,070
Debt expense	(102,101)	(91,259)	(12,998)	103,464	(102,894)
Other income	98,654	5,421	2,604	(103,464)	3,215
Income tax expense	41,942	89,203	3,743	—	134,888
Equity earnings in subsidiaries	35,933	146,433	—	(182,366)	—
Net income	53,382	35,933	187,554	(182,366)	94,503
Less: Net income attributable to noncontrolling interests	—	—	—	(41,121)	(41,121)
Net income attributable to DaVita Inc.	$53,382	$35,933	$187,554	$(223,487)	$53,382

		Guarantor subsidiaries	Non- Guarantor subsidiaries	Consolidating adjustments	Consolidated total
For The Six Months Ended June 30, 2017	DaVita Inc.
Patient services revenues	$—	$3,234,605	$2,154,549	$(105,309)	$5,283,845
Less: Provision for uncollectible accounts	—	(136,694)	(91,774)	—	(228,468)
Net patient service revenues	—	3,097,911	2,062,775	(105,309)	5,055,377
Capitated revenues	—	931,479	1,010,901	(2,266)	1,940,114
Other revenues	414,971	979,536	69,894	(885,132)	579,269
Total net revenues	414,971	5,008,926	3,143,570	(992,707)	7,574,760
Operating expenses and charges	270,014	4,276,878	2,754,023	(992,707)	6,308,208
Operating income	144,957	732,048	389,547	—	1,266,552
Debt expense	(208,823)	(183,747)	(28,659)	208,838	(212,391)
Other income, net	202,636	5,728	9,970	(208,838)	9,496
Income tax expense	57,062	292,348	52,337	—	401,747
Equity earnings in subsidiaries	492,990	231,309	—	(724,299)	—
Net income	574,698	492,990	318,521	(724,299)	661,910
Less: Net income attributable to noncontrolling interests	—	—	—	(87,212)	(87,212)
Net income attributable to DaVita Inc.	$574,698	$492,990	$318,521	$(811,511)	$574,698

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

		Guarantor subsidiaries	Non- Guarantor subsidiaries	Consolidating adjustments	Consolidated total
For The Six Months Ended June 30, 2016	DaVita Inc.
Patient services revenues	$—	$3,317,673	$1,827,984	$(80,209)	$5,065,448
Less: Provision for uncollectible accounts	—	(133,311)	(87,322)	—	(220,633)
Net patient service revenues	—	3,184,362	1,740,662	(80,209)	4,844,815
Capitated revenues	—	931,694	856,510	(211)	1,787,993
Other revenues	383,885	1,005,420	59,269	(782,595)	665,979
Total net revenues	383,885	5,121,476	2,656,441	(863,015)	7,298,787
Operating expenses and charges	256,345	4,887,749	2,323,749	(863,015)	6,604,828
Operating income	127,540	233,727	332,692	—	693,959
Debt expense	(203,202)	(183,432)	(24,512)	205,368	(205,778)
Other income, net	197,214	9,757	4,588	(205,368)	6,191
Income tax expense	77,088	162,457	22,165	—	261,710
Equity earnings in subsidiaries	106,352	208,757	—	(315,109)	—
Net income	150,816	106,352	290,603	(315,109)	232,662
Less: Net income attributable to noncontrolling interests	—	—	—	(81,846)	(81,846)
Net income attributable to DaVita Inc.	$150,816	$106,352	$290,603	$(396,955)	$150,816

Condensed Consolidating Statements of Comprehensive Income

		Guarantor subsidiaries	Non- Guarantor subsidiaries	Consolidating adjustments	Consolidated total
For The Three Months Ended June 30, 2017	DaVita Inc.
Net income	$127,001	$98,349	$114,229	$(177,954)	$161,625
Other comprehensive income	436	—	49,142	—	49,578
Total comprehensive income	127,437	98,349	163,371	(177,954)	211,203
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	(34,624)	(34,624)
Comprehensive income attributable to DaVita Inc.	$127,437	$98,349	$163,371	$(212,578)	$176,579

		Guarantor subsidiaries	Non- Guarantor subsidiaries	Consolidating adjustments	Consolidated total
For The Three Months Ended June 30, 2016	DaVita Inc.
Net income	$53,382	$35,933	$187,554	$(182,366)	$94,503
Other comprehensive loss	(1,530)	—	(4,844)	—	(6,374)
Total comprehensive income	51,852	35,933	182,710	(182,366)	88,129
Less: Comprehensive income attributable to the noncontrolling interests	—	—	—	(41,270)	(41,270)
Comprehensive income attributable to DaVita Inc.	$51,852	$35,933	$182,710	$(223,636)	$46,859

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

		Guarantor subsidiaries	Non- Guarantor subsidiaries	Consolidating adjustments	Consolidated total
For The Six Months Ended June 30, 2017	DaVita Inc.
Net income	$574,698	$492,990	$318,521	$(724,299)	$661,910
Other comprehensive (loss) income	(70)	—	62,403	—	62,333
Total comprehensive income	574,628	492,990	380,924	(724,299)	724,243
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	(87,210)	(87,210)
Comprehensive income attributable to DaVita Inc.	$574,628	$492,990	$380,924	$(811,509)	$637,033

		Guarantor subsidiaries	Non- Guarantor subsidiaries	Consolidating adjustments	Consolidated total
For The Six Months Ended June 30, 2016	DaVita Inc.
Net income	$150,816	$106,352	$290,603	$(315,109)	$232,662
Other comprehensive (loss) income	(6,398)	—	6,337	—	(61)
Total comprehensive income	144,418	106,352	296,940	(315,109)	232,601
Less: Comprehensive income attributable to the noncontrolling interests	—	—	—	(81,995)	(81,995)
Comprehensive income attributable to DaVita Inc.	$144,418	$106,352	$296,940	$(397,104)	$150,606

Condensed Consolidating Balance Sheets

		Guarantor subsidiaries	Non- Guarantor subsidiaries	Consolidating adjustments	Consolidated total
As of June 30, 2017	DaVita Inc.
Cash and cash equivalents	$374,973	$40,508	$296,516	$—	$711,997
Accounts receivable, net	—	1,278,053	775,759	—	2,053,812
Other current assets	254,108	891,208	112,643	—	1,257,959
Total current assets	629,081	2,209,769	1,184,918	—	4,023,768
Property and equipment, net	345,667	1,669,583	1,232,780	—	3,248,030
Intangible assets, net	355	1,405,712	56,827	—	1,462,894
Investments in subsidiaries	10,368,953	2,375,421	—	(12,744,374)	—
Intercompany receivables	3,266,741	—	1,035,735	(4,302,476)	—
Other long-term assets and investments	45,228	92,891	579,182	—	717,301
Goodwill	—	7,850,917	2,038,874	—	9,889,791
Total assets	$14,656,025	$15,604,293	$6,128,316	$(17,046,850)	$19,341,784
Current liabilities	$399,436	$1,807,277	$566,612	$—	$2,773,325
Intercompany payables	—	2,181,952	2,120,524	(4,302,476)	—
Long-term debt and other long-term liabilities	8,578,628	1,246,111	462,120	—	10,286,859
Noncontrolling interests subject to put provisions	593,647	—	—	416,057	1,009,704
Total DaVita Inc. shareholder's equity	5,084,314	10,368,953	2,375,421	(12,744,374)	5,084,314
Noncontrolling interests not subject to put provisions	—	—	603,639	(416,057)	187,582
Total equity	5,084,314	10,368,953	2,979,060	(13,160,431)	5,271,896
Total liabilities and equity	$14,656,025	$15,604,293	$6,128,316	$(17,046,850)	$19,341,784

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

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

Condensed Consolidating Statements of Cash Flows

		Guarantor subsidiaries	Non- Guarantor subsidiaries	Consolidating adjustments	Consolidated total
For The Six Months Ended June 30, 2017	DaVita Inc.
Cash flows from operating activities:
Net income	$574,698	$492,990	$318,521	$(724,299)	$661,910
Changes in operating assets and liabilities and non-cash items included in net income	(431,980)	52,218	4,997	724,299	349,534
Net cash provided by operating activities	142,718	545,208	323,518	—	1,011,444
Cash flows from investing activities:
Additions of property and equipment, net	(50,966)	(182,494)	(165,480)	—	(398,940)
Acquisitions	—	(538,450)	(81,389)	—	(619,839)
Proceeds from asset and business sales	—	70,127	109	—	70,236
Proceeds (purchases) from investment sales and other items, net	49,036	(2,974)	50,833	—	96,895
Net cash used in investing activities	(1,930)	(653,791)	(195,927)	—	(851,648)
Cash flows from financing activities:
Long-term debt and related financing costs, net	(54,992)	(6,893)	(2,147)	—	(64,032)
Intercompany (payments) borrowing	(37,233)	98,224	(60,991)	—	—
Other items	(223,511)	(1,432)	(76,203)	—	(301,146)
Net cash (used in) provided by financing activities	(315,736)	89,899	(139,341)	—	(365,178)
Effect of exchange rate changes on cash	—	—	4,192	—	4,192
Net decrease in cash and cash equivalents	(174,948)	(18,684)	(7,558)	—	(201,190)
Cash and cash equivalents at beginning of period	549,921	59,192	304,074	—	913,187
Cash and cash equivalents at end of period	$374,973	$40,508	$296,516	$—	$711,997

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

		Guarantor subsidiaries	Non- Guarantor subsidiaries	Consolidating adjustments	Consolidated total
For The Six Months Ended June 30, 2016	DaVita Inc.
Cash flows from operating activities:
Net income	$150,816	$106,352	$290,603	$(315,109)	$232,662
Changes in operating assets and liabilities and non-cash items included in net income	(1,505)	219,697	179,676	315,109	712,977
Net cash provided by operating activities	149,311	326,049	470,279	—	945,639
Cash flows from investing activities:
Additions of property and equipment, net	(42,266)	(171,164)	(145,197)	—	(358,627)
Acquisitions	—	(462,592)	(10,722)	—	(473,314)
Proceeds from asset and business sales	—	17,393	—	—	17,393
Proceeds (purchases) from investment sales and other items, net	21,230	(10,869)	45,958	—	56,319
Net cash used in investing activities	(21,036)	(627,232)	(109,961)	—	(758,229)
Cash flows from financing activities:
Long-term debt and related financing costs, net	(42,493)	(13,917)	(4,823)	—	(61,233)
Intercompany borrowing (payments)	11,208	247,765	(258,973)	—	—
Other items	(255,032)	(6,253)	(81,036)	—	(342,321)
Net cash (used in) provided by financing activities	(286,317)	227,595	(344,832)	—	(403,554)
Effect of exchange rate changes on cash	—	—	444	—	444
Net (decrease) increase in cash and cash equivalents	(158,042)	(73,588)	15,930	—	(215,700)
Cash and cash equivalents at beginning of period	1,186,636	109,357	203,123	—	1,499,116
Cash and cash equivalents at end of period	$1,028,594	$35,769	$219,053	$—	$1,283,416

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

22.	Supplemental data
The following information is presented as supplemental data as required by the indentures governing the Company’s senior notes.
Condensed Consolidating Statements of Income

	Consolidated Total	Physician Groups	Unrestricted Subsidiaries	Company and Restricted Subsidiaries(1)
For The Six Months Ended June 30, 2017
Patient service operating revenues	$5,283,845	$273,017	$—	$5,010,828
Less: Provision for uncollectible accounts	(228,468)	(7,351)	—	(221,117)
Net patient service operating revenues	5,055,377	265,666	—	4,789,711
Capitated revenues	1,940,114	785,139	—	1,154,975
Other revenues	579,269	19,596	—	559,673
Total net operating revenues	7,574,760	1,070,401	—	6,504,359
Operating expenses	6,308,208	1,032,529	(232)	5,275,911
Operating income	1,266,552	37,872	232	1,228,448
Debt expense, including refinancing charges	(212,391)	(3,323)	—	(209,068)
Other income	9,496	151	—	9,345
Income tax expense	401,747	32,700	93	368,954
Net income	661,910	2,000	139	659,771
Less: Net income attributable to noncontrolling interests	(87,212)	—	—	(87,212)
Net income attributable to DaVita Inc.	$574,698	$2,000	$139	$572,559

(1)	After elimination of the unrestricted subsidiaries and the physician groups.

Condensed Consolidating Statements of Comprehensive Income

	Consolidated Total	Physician Groups	Unrestricted Subsidiaries	Company and Restricted Subsidiaries(1)
For The Six Months Ended June 30, 2017
Net income	$661,910	$2,000	$139	$659,771
Other comprehensive income	62,333	—	—	62,333
Total comprehensive income	724,243	2,000	139	722,104
Less: Comprehensive income attributable to the noncontrolling interests	(87,210)	—	—	(87,210)
Comprehensive income attributable to DaVita Inc.	$637,033	$2,000	$139	$634,894

(1)	After elimination of the unrestricted subsidiaries and the physician groups.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

Condensed Consolidating Balance Sheets

	Consolidated Total	Physician Groups	Unrestricted Subsidiaries	Company and Restricted Subsidiaries(1)
As of June 30, 2017
Cash and cash equivalents	$711,997	$107,232	$—	$604,765
Accounts receivable, net	2,053,812	213,804	—	1,840,008
Other current assets	1,257,959	13,679	—	1,244,280
Total current assets	4,023,768	334,715	—	3,689,053
Property and equipment, net	3,248,030	3,368	—	3,244,662
Amortizable intangibles, net	1,462,894	4,553	—	1,458,341
Other long-term assets	717,301	82,477	2,946	631,878
Goodwill	9,889,791	29,865	—	9,859,926
Total assets	$19,341,784	$454,978	$2,946	$18,883,860
Current liabilities	$2,773,325	$178,259	$—	$2,595,066
Payables to parent	—	114,038	2,946	(116,984)
Long-term debt and other long-term liabilities	10,286,859	55,870	—	10,230,989
Noncontrolling interests subject to put provisions	1,009,704	—	—	1,009,704
Total DaVita Inc. shareholders’ equity	5,084,314	106,811	—	4,977,503
Noncontrolling interests not subject to put provisions	187,582	—	—	187,582
Shareholders’ equity	5,271,896	106,811	—	5,165,085
Total liabilities and shareholder’s equity	$19,341,784	$454,978	$2,946	$18,883,860

(1)	After elimination of the unrestricted subsidiaries and the physician groups.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

Condensed Consolidating Statements of Cash Flows

	Consolidated Total	Physician Groups	Unrestricted Subsidiaries	Company and Restricted Subsidiaries(1)
For The Six Months Ended June 30, 2017
Cash flows from operating activities:
Net income	$661,910	$2,000	$139	$659,771
Changes in operating and intercompany assets and liabilities and non-cash items included in net income	349,534	(37,812)	(139)	387,485
Net cash provided by (used in) operating activities	1,011,444	(35,812)	—	1,047,256
Cash flows from investing activities:
Additions of property and equipment	(398,940)	(5,603)	—	(393,337)
Acquisitions and divestitures, net	(619,839)	—	—	(619,839)
Proceeds from discontinued operations	70,236	—	—	70,236
Investments and other items	96,895	(1,386)	—	98,281
Net cash used in investing activities	(851,648)	(6,989)	—	(844,659)
Cash flows from financing activities:
Long-term debt	(64,032)	—	—	(64,032)
Intercompany	—	45,342	—	(45,342)
Other items	(301,146)	—	—	(301,146)
Net cash (used in) provided by financing activities	(365,178)	45,342	—	(410,520)
Effect of exchange rate changes on cash	4,192	—	—	4,192
Net (decrease) increase in cash	(201,190)	2,541	—	(203,731)
Cash and cash equivalents at beginning of period	913,187	104,691	—	808,496
Cash and cash equivalents at end of period	$711,997	$107,232	$—	$604,765

(1)	After elimination of the unrestricted subsidiaries and the physician groups.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-looking statements
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking statements within the meaning of the federal securities laws. All statements that do not concern historical facts are forward-looking statements and include, among other things, statements about our expectations, beliefs, intentions and/or strategies for the future. Without limiting the foregoing, statements including the words “expect,” “will,” “plan,” “anticipate,” “believe,” “forecast,” “guidance,” “outlook,” “goals,” and similar expressions are intended to identify forward-looking statements. These forward-looking statements may include statements regarding our future operations, financial condition and prospects, such as expectations for treatment growth rates, revenue per treatment, expense growth, levels of the provision for uncollectible accounts receivable, operating income, cash flow, operating cash flow, estimated tax rates, estimated charges and accruals, capital expenditures, the development of new dialysis centers and dialysis center acquisitions, government and commercial payment rates, revenue estimating risk and the impact of our level of indebtedness on our financial performance, and including earnings per share. These statements involve substantial known and unknown risks and uncertainties that could cause our actual results to differ materially from those described in the forward-looking statements, including risks resulting from the concentration of profits generated by higher-paying commercial payor plans for which there is continued downward pressure on average realized payment rates, and a reduction in the number of patients under such plans, which may result in the loss of revenues or patients; the extent to which the ongoing implementation of healthcare exchanges or changes in or new legislation, regulations or guidance, or enforcement thereof, including among other things those regarding the exchanges, results in a reduction in reimbursement rates for our services from and/or the number of patients enrolled in higher-paying commercial plans; a reduction in government payment rates under the Medicare End Stage Renal Disease program or other government-based programs; the impact of the Medicare Advantage benchmark structure; risks arising from potential and proposed federal and/or state legislation or regulation, including healthcare-related and labor-related legislation or regulation, that could have a material adverse effect on our operations and profitability; the impact of the 2016 Congressional and Presidential elections and subsequent developments in 2017 on the current health care marketplace and on our business, including with respect to the future of the Affordable Care Act, the exchanges and many other core aspects of the current health care marketplace; changes in pharmaceutical or anemia management practice patterns, payment policies, or pharmaceutical pricing; legal compliance risks, including our continued compliance with complex government regulations and the provisions of our current Corporate Integrity Agreement (CIA) and current or potential investigations by various government entities and related government or private-party proceedings, and restrictions on our business and operations required by our corporate integrity agreement and other current or potential settlement terms, and the financial impact thereof and our ability to recover any losses related to such legal matters from third parties; continued increased competition from large- and medium-sized dialysis providers that compete directly with us; our ability to reduce administrative expenses while maintaining targeted levels of service and operating performance; our ability to maintain contracts with physician medical directors, changing affiliation models for physicians, and the emergence of new models of care introduced by the government or private sector, that may erode our patient base and reimbursement rates, such as accountable care organizations (ACOs), independent practice associations (IPAs) and integrated delivery systems; our ability to complete acquisitions, mergers or dispositions that we might be considering or announce, or to integrate and successfully operate any business we may acquire or have acquired, including DaVita Medical Group (DMG), or to successfully expand our operations and services to markets outside the United States, or to businesses outside of dialysis and DMG’s business; noncompliance by us or our business associates with any privacy laws or any security breach involving the misappropriation, loss or other unauthorized use or disclosure of confidential information; the variability of our cash flows; the risk that we might invest material amounts of capital and incur significant costs in connection with the growth and development of our international operations, yet we might not be able to operate them profitably anytime soon, if at all; risks arising from the use of accounting estimates, judgments and interpretations in our financial statements; impairment of our goodwill or other intangible assets; the risk that laws regulating the corporate practice of medicine could restrict the manner in which DMG conducts its business; the risk that the cost of providing services under DMG’s agreements may exceed our compensation; the risk that reductions in reimbursement rates, including Medicare Advantage rates, and future regulations may negatively impact DMG’s business, revenue and profitability; the risk that DMG may not be able to successfully establish a presence in new geographic regions or successfully address competitive threats that could reduce its profitability; the risk that a disruption in DMG’s healthcare provider networks could have an adverse effect on DMG’s business operations and profitability; the risk that reductions in the quality ratings of health maintenance organization plan customers of DMG could have an adverse effect on DMG’s business; the risk that health plans that acquire health maintenance organizations may not be willing to contract with DMG or may be willing to contract only on less favorable terms; and the other risk factors set forth in Part II, Item 1A. of this Quarterly Report on Form 10-Q. We base our forward-looking statements on information currently available to us, and we undertake no obligation to update or revise any forward-looking statements, whether as a result of changes in underlying factors, new information, future events or otherwise.

The following should be read in conjunction with our condensed consolidated financial statements.

Consolidated results of operations
We operate two major divisions, DaVita Kidney Care (Kidney Care) and DaVita Medical Group (DMG, formerly known as HealthCare Partners or HCP). Our Kidney Care division is comprised of our U.S. dialysis and related lab services business, our ancillary services and strategic initiatives, including our international dialysis operations, and our corporate administrative support. Our DMG division is comprised of our U.S. integrated healthcare business.
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
The following is a summary of our consolidated operating results for the second quarter of 2017 compared with the prior sequential quarter and the same quarter of 2016, as well as the six months ended June 30, 2017 compared to the same period in 2016.

	Three months ended						Six months ended
	June 30, 2017		March 31, 2017		June 30, 2016		June 30, 2017		June 30, 2016
	(dollar amounts rounded to nearest million)
Net revenues:
Patient service revenues	$2,682		$2,601		$2,584		$5,284		$5,065
Less: Provision for uncollectible accounts	(115)		(113)		(111)		(228)		(220)
Net patient service revenues	2,567		2,488		2,472		5,055		4,845
Capitated revenues	1,022		918		900		1,940		1,788
Other revenues	288		291		346		579		666
Total consolidated net revenues	3,877	100%	3,697	100%	3,718	100%	7,575	100%	7,299	100%
Operating expenses and charges:
Patient care costs	2,860	74%	2,723	73%	2,671	72%	5,583	74%	5,253	72%
General and administrative	382	10%	392	11%	387	10%	774	10%	774	11%
Depreciation and amortization	200	5%	190	5%	180	5%	390	5%	350	5%
Provision for uncollectible accounts	(1)	—%	2	—%	4	—%	1	—%	6	—%
Equity investment (income)	(4)	—%	(4)	—%	1	—%	(8)	—%	(1)	—%
Goodwill and asset impairment charges	61	2%	39	1%	176	5%	100	1%	253	3%
Gain on changes in ownership interests, net	—	—%	(6)	—%	(30)	(1)%	(6)	—%	(30)	—%
Gain on settlement, net	—	—%	(527)	(14)%	—	—%	(527)	(7)%	—	—%
Total operating expenses and charges	3,499	90%	2,809	76%	3,389	91%	6,308	83%	6,605	91%
Operating income	$378	10%	$888	24%	$329	9%	$1,267	17%	$694	9%
Certain columns, rows or percentages may not sum or recalculate due to the use of rounded numbers.

The following table summarizes consolidated net revenues for our Kidney Care division and our DMG division:

	Three months ended			Six months ended
	June 30, 2017	March 31, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(dollar amounts rounded to nearest million)
Net revenues:
Kidney Care:
U.S. dialysis and related lab services patient service revenues	$2,430	$2,373	$2,367	$4,802	$4,695
Less: Provision for uncollectible accounts	(109)	(107)	(107)	(216)	(211)
U.S. dialysis and related lab services net patient service revenues	2,320	2,266	2,260	4,586	4,484
Other revenues	5	5	4	10	8
Total net U.S. dialysis and related lab services revenues	2,325	2,271	2,264	4,596	4,492
Other—Ancillary services and strategic initiatives	274	283	340	556	658
Other—Capitated revenues	36	28	26	65	48
Other—Ancillary services and strategic initiatives net patient service revenues (less provision for uncollectible accounts)	84	67	57	151	108
Total net other-ancillary services and strategic initiatives revenues	394	378	423	772	814
Eliminations within Kidney Care	(19)	(18)	(12)	(38)	(23)
Total Kidney Care net revenues	2,699	2,631	2,675	5,331	5,283
DMG:
DMG capitated revenues	987	890	874	1,877	1,740
DMG net patient service revenues (less provision for uncollectible accounts)	190	179	169	369	282
Other revenues	19	18	17	37	26
Total DMG net revenues	1,196	1,087	1,060	2,283	2,048
Eliminations between Kidney Care and DMG	(18)	(21)	(17)	(39)	(32)
Total consolidated net revenues	$3,877	$3,697	$3,718	$7,575	$7,299
Certain columns, rows or percentages may not sum or recalculate due to the use of rounded numbers.

The following table summarizes consolidated operating income and adjusted consolidated operating income:

	Three months ended			Six months ended
	June 30, 2017	March 31, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(dollar amounts rounded to nearest million)
Operating income (loss):
Kidney Care:
U.S. dialysis and related lab services	$450	$945	$449	$1,395	$889
Other—Ancillary services and strategic initiatives
U.S. ancillary services and strategic initiatives	(36)	(53)	—	(89)	(1)
International	(13)	(5)	(13)	(18)	(23)
	(48)	(58)	(13)	(106)	(24)
Corporate administrative support	(11)	(11)	(5)	(22)	(12)
Total Kidney Care	391	876	431	1,267	853
DMG	(13)	12	(102)	(1)	(159)
Total consolidated operating income	378	888	329	1,267	694
Reconciliation of non-GAAP measures:
Goodwill impairment charges	61	24	176	85	253
Impairment of assets	—	15	—	15	—
Gain on settlement, net	—	(527)	—	(527)	—
Equity investment income related to gain on settlement	—	(3)	—	(3)	—
Gain on APAC JV ownership changes	—	(6)	—	(6)	—
Accruals for legal matters	(4)	—	—	(4)	16
Gain on sale of Tandigm ownership interests	—	—	(40)	—	(40)
Loss on sale of DMG Arizona	—	—	10	—	10
Adjusted consolidated operating income(1)	$436	$392	$475	$828	$933
Certain columns, rows or percentages may not sum or recalculate due to the use of rounded numbers.

(1)
For the periods presented in the table above adjusted operating income is defined as operating income before certain items which we do not believe are indicative of ordinary results, including goodwill and other asset impairment charges, a net settlement gain, gains (losses) on ownership changes, and estimated accruals for certain legal matters. Adjusted operating income as so defined is a non-GAAP measure and is not intended as a substitute for GAAP operating income. We have presented these adjusted amounts because management believes that these presentations enhance a user’s understanding of our normal consolidated operating income by excluding certain items which we do not believe are indicative of our ordinary results of operations. As a result, adjusting for these amounts allows for comparison to our normal prior period results.

Consolidated net revenues
Consolidated net revenues for the second quarter of 2017 increased by approximately $180 million, or 4.9%, as compared to the first quarter of 2017. The increase in consolidated net revenues was primarily due to an increase of approximately $54 million in U.S. dialysis and related lab services’ net revenues, primarily as a result of higher volume from acquired and non-acquired treatment growth and one additional treatment day during the three months ended June 30, 2017, partially offset by a decrease in our average revenue per treatment of approximately $3, as discussed below. Consolidated net revenues benefited from an increase of $109 million in DMG net revenues. The increase in DMG revenues was primarily driven by the conversion of existing contracts from shared risk to global risk, an increase in senior capitated revenues, and an increase in fee-for-service (FFS) revenues from acquired and non-acquired growth, as described below. In addition, consolidated net revenues was positively impacted by an increase of $16 million in our ancillary and strategic initiatives net revenues, primarily related to growth in our international operations.
Consolidated net revenues for the second quarter of 2017 increased by approximately $159 million, or 4.3%, as compared to the second quarter of 2016. The increase in consolidated net revenues was due to an increase of $61 million in U.S. dialysis and related lab services’ net revenues, primarily as a result of higher volume from acquired and non-acquired treatment growth, partially offset by a decrease in our average dialysis revenue per treatment of approximately $6, as discussed below. The increase in consolidated net revenues also resulted from an increase in DMG net revenues of $136 million, primarily due to the conversion of existing contracts from shared risk to global risk, acquisition-related growth, and an increase in senior capitated revenues, as described below. Consolidated net revenues were negatively impacted by a decrease of approximately $29 million in our ancillary services and strategic initiatives net revenues, primarily due to a decrease in volume in our pharmaceutical business, partially offset by an increase in VillageHealth special needs plans revenues, and growth in our international operations.
Consolidated net revenues for the six months ended June 30, 2017 increased by approximately $276 million, or 3.8%, as compared to the same period in 2016. The increase in consolidated net revenues was due to an increase of $104 million in U.S. dialysis and related lab services’ net revenues, primarily as a result of higher volume from acquired and non-acquired treatment growth, partially offset by a decrease in our average dialysis revenue per treatment of approximately $4, as discussed below. The increase in consolidated net revenues also resulted from an increase in DMG net revenues of $235 million, primarily due to the conversion of existing contracts from shared risk to global risk, acquisition-related growth, and an increase in senior capitated revenues, as described below. Consolidated net revenues were negatively impacted by a decrease of approximately $42 million in our ancillary services and strategic initiatives net revenues, primarily due to a decrease in volume in our pharmaceutical business, partially offset by an increase in VillageHealth special needs plans revenues, and growth in our international operations.
Consolidated operating income
Consolidated operating income for the second quarter of 2017, which includes goodwill impairment charges of $10 million related to our vascular access reporting unit and $51 million related to our DMG reporting units, as well as a reduction in estimated accruals for legal matters of $4 million, as discussed below, decreased by approximately $510 million as compared to the first quarter of 2017, which included an adjustment to the gain on the APAC JV ownership change of $6 million, a net gain on settlement of $530 million, a goodwill impairment charge of $24 million related to our vascular access reporting unit, and an asset impairment of $15 million related to the restructuring of our pharmacy business, as discussed below. Excluding these items from their respective quarters, adjusted consolidated operating income for the second quarter of 2017 increased by $44 million. Adjusted consolidated operating income increased due to an increase in adjusted operating income in U.S. dialysis and related lab services of $35 million, an increase in adjusted operating income of $22 million related to DMG and an increase in adjusted operating losses in our ancillary and strategic initiatives of $13 million, as described below.
Consolidated operating income for the second quarter of 2017, which includes goodwill impairment charges of $10 million related to our vascular access reporting unit and $51 million related to our DMG reporting units, as well as a reduction in estimated accruals for legal matters of $4 million, as discussed below, increased by $49 million as compared to the second quarter in 2016, which included goodwill impairment charges of $176 million related to certain DMG reporting units, a gain related to the partial sale of our interest in Tandigm of $40 million, and a loss on the DMG Arizona sale of $10 million. Excluding these items from their respective quarters, adjusted consolidated operating income for the second quarter of 2017 decreased by $39 million. Adjusted consolidated operating income decreased due to a decrease in adjusted operating income of $10 million related to DMG and an increase in adjusted operating losses in our ancillary and strategic initiatives of $25 million, partially offset by an increase in operating income in U.S. dialysis and related lab services of $1 million, as described below.
Consolidated operating income for the six months ended June 30, 2017, which includes a gain on the APAC JV ownership change of $6 million, a net gain on settlement of $530 million, goodwill impairment charges of $35 million related to our vascular access reporting unit and $51 million related to our DMG reporting units, a reduction in estimated accruals for legal matters of $4 million, and an asset impairment of $15 million related to the restructuring of our pharmacy business, as discussed below, increased by $573 million as compared to the same period in 2016, which included goodwill impairment charges of $253 million related to certain DMG reporting units, a gain related to the partial sale of our interest in Tandigm of $40 million, a loss on the DMG Arizona sale of $10 million, and estimated accruals for legal matters of $16 million. Excluding these items from their respective periods, adjusted consolidated operating income for the six months ended June 30, 2017 decreased by $105 million. Adjusted consolidated operating income decreased due to a decrease in adjusted operating income in U.S. dialysis and related lab services of $24 million, a decrease in adjusted operating income of $34 million related to DMG and an increase in adjusted operating losses in our ancillary and strategic initiatives of $38 million, as described below.

U.S. dialysis and related lab services business
Results of operations

	Three months ended			Six months ended
	June 30, 2017	March 31, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(dollar amounts rounded to nearest million, except per treatment data)
Net revenues:
Dialysis and related lab services patient service revenues	$2,430	$2,373	$2,367	$4,802	$4,695
Less: Provision for uncollectible accounts	(109)	(107)	(107)	(216)	(211)
Dialysis and related lab services net patient service revenues	2,320	2,266	2,260	4,586	4,484
Other revenues	5	5	4	10	8
Total net dialysis and related lab services revenues	2,325	2,271	2,264	4,596	4,492
Operating expenses and charges:
Patient care costs	1,561	1,548	1,515	3,109	3,012
General and administrative	189	188	185	377	364
Depreciation and amortization	130	125	119	255	236
Equity investment income	(5)	(8)	(4)	(13)	(9)
Gain on settlement, net	—	(527)	—	(527)	—
Total operating expenses and charges	1,875	1,326	1,815	3,201	3,603
Operating income	450	945	449	1,395	889
Reconciliation of non-GAAP measures:
Gain on settlement, net	—	(527)	—	(527)	—
Equity investment income related to gain on settlement	—	(3)	—	(3)	—
Adjusted operating income(1)	$450	$415	$449	$865	$889
Dialysis treatments	7,035,894	6,804,384	6,745,610	13,840,278	13,385,484
Average dialysis treatments per treatment day	90,204	88,369	86,482	89,292	85,859
Average dialysis and related lab services revenue per treatment	$345	$349	$351	$347	$351
Certain columns, rows or percentages may not sum or recalculate due to the use of rounded numbers.

(1)
For the periods presented in the table above adjusted operating income is defined as operating income before certain items which we do not believe are indicative of ordinary results, including a net settlement gain. Adjusted operating income as so defined is a non-GAAP measure and is not intended as a substitute for GAAP operating income. We have presented these adjusted amounts because management believes that these presentations enhance a user’s understanding of our normal consolidated operating income by excluding certain items which we do not believe are indicative of our ordinary results of operations. As a result, adjusting for these amounts allows for comparison to our normal prior period results.

Net revenues
Dialysis and related lab services’ net revenues for the second quarter of 2017 increased by approximately $54 million, or 2.4%, as compared to the first quarter of 2017. The increase in dialysis and related lab services’ net revenues was due to an increase in the number of treatments, partially offset by a decrease in our average revenue per treatment of approximately $3. The increase in the number of treatments was primarily due to acquired and non-acquired treatment growth, including the acquisition of Renal Ventures Management, LLC (Renal Ventures) which was completed on May 1, 2017, as well as one additional treatment day during the three months ended June 30, 2017 as compared to the prior quarter. The decrease in our average dialysis revenue per treatment was primarily due to a revenue adjustment taken in the first quarter of 2017 that did not reoccur in the second quarter of 2017 and lower acute treatment volume.
Dialysis and related lab services’ net revenues for the second quarter of 2017 increased by approximately $61 million, or 2.7%, as compared to the second quarter of 2016. The increase in net revenues was principally due to volume growth from additional treatments, partially offset by a decrease in our average dialysis revenue per treatment of approximately $6. The increase in the number of treatments was primarily attributable to acquired and non-acquired treatment growth including the acquisition of Renal Ventures. The decrease in our average dialysis revenue per treatment was primarily due to a decline in commercial mix, including exchange patients.
Dialysis and related lab services’ net revenues for the six months ended June 30, 2017 increased by approximately $104 million, or 2.3%, as compared to the same period in 2016. The increase in net revenues was principally due to volume growth from additional treatments, partially offset by a decrease in our average dialysis revenue per treatment of approximately $4. The increase in the number of treatments was primarily attributable to acquired and non-acquired treatment growth including the acquisition of Renal Ventures, partially offset by one less treatment day during the six months ended June 30, 2017, as compared to the same period in 2016. The decrease in our average dialysis revenue per treatment was primarily due to a decline in commercial mix, including exchange patients.
Provision for uncollectible accounts. The provision for uncollectible accounts receivable for dialysis and related lab services was 4.5% for the first and second quarters of 2017 and the second quarter of 2016. Based upon our historical cash collection experience and trends, we assess the provision for uncollectible accounts and adjust the provision as necessary as a result of changes in our cash collections.
Operating expenses and charges
Patient care costs. Dialysis and related lab services’ patient care costs of approximately $222 per treatment for the second quarter of 2017 decreased by approximately $6 per treatment as compared to the first quarter of 2017. The decrease was primarily attributable to a decrease in pharmaceutical costs due to a price reduction, as well as a decrease in pharmaceutical intensity, a decrease in labor and benefits costs due to an increase in productivity, a decrease in professional fees, and a decrease in other direct operating expenses associated with our dialysis centers. These decreases were partially offset by an increase in travel expenses related to annual management meetings.
Dialysis and related lab services’ patient care costs per treatment for the second quarter of 2017 decreased by approximately $3 per treatment as compared to the second quarter of 2016. The decrease was primarily attributable to a decrease in pharmaceutical costs, as discussed above, and a decrease in profit sharing expense, partially offset by an increase in labor and benefits costs and an increase in other direct operating expenses associated with our dialysis centers.
Dialysis and related lab services’ patient care costs per treatment for the six months ended June 30, 2017 was relatively flat as compared to the same period in 2016. Pharmaceutical costs decreased, as well as profit sharing expense, offset by an increase in labor and benefits costs and an increase in other direct operating expenses associated with our dialysis centers.
General and administrative expenses. Dialysis and related lab services’ general and administrative expenses of approximately $189 million in the second quarter of 2017 increased by approximately $1 million as compared to the first quarter of 2017. The increase in general and administrative expenses was primarily due to increases in consulting and legal costs, an increase in travel due to management meetings, and an increase in asset impairments related to expected center closures. These increases were partially offset by a decrease in labor and benefits costs and a decrease in long-term incentive compensation expense.
Dialysis and related lab services’ general and administrative expenses for the second quarter of 2017 increased by approximately $4 million as compared to the second quarter of 2016. This was primarily due to increases in labor and benefits costs, occupancy costs, professional fees, travel due to management meetings and an increase in asset impairments related to expected center closures, partially offset by a decrease in long-term incentive compensation expense and profit sharing expense.
Dialysis and related lab services’ general and administrative expenses for the six months ended June 30, 2017 increased by approximately $13 million as compared to the same period in 2016. This increase was primarily due to increases in labor and benefits costs, occupancy costs, legal and consulting costs, and asset impairments related to expected center closures, partially offset by a decrease in long-term incentive compensation and profit sharing expense.
Depreciation and amortization. Depreciation and amortization for dialysis and related lab services was approximately $130 million for the second quarter of 2017, $125 million for the first quarter of 2017, and $119 million for the second quarter of 2016. The increase in depreciation and amortization in the second quarter of 2017, as compared to the first quarter of 2017 and the second quarter of 2016, was primarily due to growth in newly developed centers and from acquired centers, as well as technology investments in our clinical network.

Equity investment income. Equity investment income for dialysis and related lab services was approximately $5 million for the second quarter of 2017, $8 million for the first quarter of 2017, and $4 million for the second quarter of 2016. Equity investment income in the second quarter of 2017 decreased by approximately $3 million as compared to the first quarter of 2017 primarily due to the equity investment income recognized related to the gain on settlement with the U.S. Department of Veterans Affairs (VA) of approximately $3 million in the first quarter of 2017. Equity investment income in the second quarter of 2017 increased by approximately $1 million as compared to the same period in 2016 primarily due to an increase in profitability of certain joint ventures.
Gain on settlement, net. During the first quarter of 2017, we reached an agreement with the government for amounts owed to us for dialysis services provided from 2005 through 2011 to patients covered by the VA. As a result of this settlement we recognized a one-time net gain of $527 million.
Accounts receivable
Our dialysis and related lab services’ accounts receivable balances, net of the provision for uncollectible accounts, were $1.420 billion and $1.335 billion at June 30, 2017 and March 31, 2017, respectively, which represented approximately 56 days and 54 days, respectively. Our day sales outstanding (DSO) increased over two days as a result of some changes we made in our collection policies and procedures to improve overall collections. Overall, we expect DSO to stay at the current level for the foreseeable future. Our DSO calculation is based on the current quarter’s average revenues per day. There were no significant changes during the second quarter of 2017 from the first quarter of 2017 in the amount of unreserved accounts receivable over one year old or the amounts pending approval from third-party payors.
Segment operating income
Dialysis and related lab services’ operating income for the second quarter of 2017 decreased by approximately $495 million as compared to the first quarter of 2017, which included a net gain on settlement of $530 million. Excluding the net gain on the settlement with the VA, adjusted operating income increased by $35 million. The increase in adjusted operating income was primarily due to an increase in treatments, partially offset by a decrease in our average dialysis revenue per treatment of approximately $3 compared to the prior quarter, as discussed above. Adjusted operating income was also positively impacted by decreases in pharmaceutical costs and intensity, lower labor and benefits costs, a decrease in other direct operating expenses associated with our dialysis centers, and a reduction in long-term incentive compensation expense. Adjusted operating income was negatively impacted by increases in consulting and legal costs, asset impairments related to expected center closures, and an increase in travel due to management meetings, as discussed above.
Dialysis and related lab services’ operating income for the second quarter of 2017, increased by approximately $1 million as compared to the second quarter of 2016. This increase in operating income was principally due to volume growth from additional treatments, partially offset by a decrease in our average dialysis revenue per treatment of approximately $6, during the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, as discussed above. Operating income also benefited from a decrease in pharmaceutical costs and intensity, as well as a decrease in profit sharing expense and in long-term incentive compensation expense. Operating income was negatively impacted by an increase in other direct operating expenses associated with our dialysis centers, higher labor and benefits costs, an increase in asset impairments related to expected center closures, and increases in occupancy and legal costs.
Dialysis and related lab services’ operating income for the six months ended June 30, 2017, which includes a net gain on settlement with the VA of $530 million, increased by approximately $506 million as compared to the same period in 2016. Excluding the net gain on the settlement, adjusted operating income decreased by $24 million. This decrease in adjusted operating income was due to a decrease in our average dialysis revenue per treatment of approximately $4 and one less treatment day during the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, as discussed above. Adjusted operating income was also negatively impacted by an increase in other direct operating expenses associated with our dialysis centers, higher labor and benefits costs, an increase in asset impairments related to expected center closures, and increases in occupancy and legal costs. Adjusted operating income benefited from an increase in volume growth from additional treatments, a decrease in pharmaceutical costs, as well as a decrease in profit sharing expense and a decrease in long-term incentive compensation expense.

DMG business
Results of operations

	Three months ended			Six months ended
	June 30, 2017	March 31, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(dollar amounts rounded to nearest millions)
Net revenues:
DMG capitated revenue	$987	$890	$874	$1,877	$1,740
Patient service revenue	195	185	174	380	290
Less: Provision for uncollectible accounts	(6)	(6)	(4)	(12)	(9)
Net patient service revenue	190	179	169	369	282
Other revenues	19	18	17	37	26
Total net revenues	1,196	1,087	1,060	2,283	2,048
Operating expenses:
Patient care costs	983	892	840	1,875	1,633
General and administrative expense	120	129	118	248	244
Depreciation and amortization	60	57	54	117	100
Goodwill impairment charges	51	—	176	51	253
Gain on sales of business interests, net	—	—	(30)	—	(30)
Equity investment (income) loss	(4)	(3)	4	(8)	7
Total expenses	1,209	1,075	1,162	2,284	2,207
Operating income (loss)	(13)	12	(102)	(1)	(159)
Reconciliation of non-GAAP:
Goodwill impairment charges	51	—	176	51	253
Accruals for legal matters	(4)	—	—	(4)	16
Gain on sale of Tandigm ownership interests	—	—	(40)	—	(40)
Loss on sale of DMG Arizona	—	—	10	—	10
Adjusted operating income(1)	$34	$12	$44	$46	$80
Certain columns, rows or percentages may not sum or recalculate due to the use of rounded numbers.

(1)
For the periods presented in the table above adjusted operating income is defined as operating income before certain items which we do not believe are indicative of ordinary results, including goodwill impairment charges, gains (losses) on ownership changes, and a reduction in estimated accruals for legal matters. Adjusted operating income as so defined is a non-GAAP measure and is not intended as a substitute for GAAP operating income. We have presented these adjusted amounts because management believes that these presentations enhance a user’s understanding of our normal consolidated operating income by excluding certain items which we do not believe are indicative of our ordinary results of operations. As a result, adjusting for these amounts allows for comparison to our normal prior period results.

Capitated membership information
The following table provides (i) the total number of capitated members to whom DMG provided healthcare services and (ii) the aggregate member months. Member months represent the aggregate number of months of healthcare services DMG has provided to capitated members during a period of time:

	Members at			Member months for
				Three months ended			Six months ended
	June 30, 2017	March 31, 2017	June 30, 2016	June 30, 2017	March 31, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Payor classification:
Senior	305,600	306,600	305,400	918,200	920,200	957,400	1,838,500	1,932,700
Commercial	323,700	329,000	345,600	983,000	995,900	1,037,500	1,978,900	2,086,100
Medicaid	96,700	99,800	110,400	291,200	305,200	333,000	596,300	675,500
	726,000	735,400	761,400	2,192,400	2,221,300	2,327,900	4,413,700	4,694,300

Members and member months for the second quarter of 2017 decreased from the first quarter of 2017 primarily due to a decrease in commercial members as employers shift to less expensive options for medical services for their employees, a decline in Medicaid members due to increased competition, and a decline in senior members due to the termination of certain affiliated physician relationships.
Members and member months for the second quarter of 2017 decreased from the second quarter of 2016 primarily due to the decrease in commercial members, as described above, as well as a decrease in senior member months due to the sale of our Arizona business. Members and member months were also impacted by a decline in Medicaid membership due to increased competition, non renewal of certain Medicaid contracts, the termination of affiliates, and the sale of our Georgia operations. These decreases were partially offset by increased senior members resulting from acquired and non-acquired growth.
Members and member months for the six months ended June 30, 2017 decreased from the same period of 2016 due to the changes described above.
In addition to the members above, DMG provided healthcare services to members in two of its nonconsolidated operating joint ventures that are accounted for as equity investments. These joint ventures provided healthcare services for approximately 157,600, 157,000, and 142,600 members as of June 30, 2017, March 31, 2017 and June 30, 2016, respectively, and for approximately 471,600, 465,500, and 427,200 member months for the quarters ended June 30, 2017, March 31, 2017 and June 30, 2016, respectively. The increase in members and member months was due to an increase in enrollment of members related to our Tandigm Health (Tandigm) joint venture.
Revenues
The following table summarizes DMG’s revenue by source:

	Three months ended			Six months ended
	June 30, 2017	March 31, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(dollars rounded to nearest millions)
DMG revenues:
Senior revenues	$753	$660	$638	$1,413	$1,286
Commercial revenues	194	188	189	381	361
Medicaid revenues	41	42	47	83	93
Total capitated revenues	987	890	874	1,877	1,740
Patient service revenue, net of provision for uncollectible accounts	190	179	169	369	282
Other revenues	19	18	17	37	26
Total net revenues	$1,196	$1,087	$1,060	$2,283	$2,048
Certain columns, rows or percentages may not sum or recalculate due to the use rounded numbers.

Net revenues
DMG’s net revenue for the second quarter of 2017 increased by approximately $109 million, or 10.0%, as compared to the first quarter of 2017. The increase in revenues was primarily driven by the conversion in the second quarter of 2017 of additional contracts from shared risk to global risk in California, with an associated change in presentation of both senior and commercial revenues and patient care costs from a net basis to a gross basis. In addition, senior revenues increased due to the timing of shared savings revenue, and patient FFS revenues increased from acquired and non-acquired growth. These increases were partially offset by a decrease in commercial, senior, and Medicaid members to whom DMG provides health care services.
DMG’s net revenue for the second quarter of 2017 increased by approximately $136 million, or 12.8%, as compared to the second quarter of 2016, primarily due the conversion of existing contracts from shared risk to global risk, as described above. In addition, FFS revenues and senior revenues increased, also described above. These increases were partially offset by a decrease in commercial risk sharing revenue due to commercial revenue adjustments recognized in the second quarter of 2016, a decrease in senior capitated revenues from the sale of our DMG Arizona business, a decrease in commercial and Medicaid members to whom DMG provides health care services, and a decrease in Medicare Advantage rates.
DMG’s net revenue for the six months ended June 30, 2017 increased by approximately $235 million, or 11.5%, as compared to the same period in 2016, primarily due to the conversion of existing contracts from shared risk to global risk in both the first and second quarters of 2017, as described above, an increase in FFS and other revenues due to a full six months of revenue from the acquisition of The Everett Clinic Medical Group (TEC) compared to only four months in the six months ended June 30, 2016, an increase in FFS revenues from other acquired and non-acquired growth, a shift in membership from affiliated to owned, and an increase in senior revenues, as described above. These increases were partially offset by a decrease in senior capitated revenues from the sale of our DMG Arizona business, a decrease in commercial risk sharing revenue, as described above, a decrease in commercial and Medicaid members to whom DMG provides health care services, and a decrease in Medicare Advantage rates.
On April 3, 2017, CMS issued final guidance for 2018 Medicare Advantage benchmark payment rates (the Rate Announcement). Based upon our analysis of the final rule, we estimate that the change in 2018 rates, including adjustments for benchmark county rates, qualifying bonuses, and the Health Insurer Fee, will result in Medicare Advantage rates to DMG that are nearly flat compared to 2017. This compares, according to CMS, to an industry average rate increase of approximately 0.45%. The difference in Medicare Advantage rates for DMG compared to the industry average are largely driven by DMG’s higher mix of Medicare Advantage patients in counties that will receive a lower-than-average benchmark rate increase.
Operating expenses
Patient care costs. DMG’s patient care costs of approximately $983 million for the second quarter of 2017 increased by approximately $91 million as compared to the first quarter of 2017, primarily due to the conversion of additional existing contracts in the second quarter of 2017 from shared risk to global risk, which is associated with a change in presentation of both revenues and expenses from a net basis to a gross basis, the true-up of risk share arrangements, and other acquired and non-acquired growth. The increase in costs was partially offset by a decrease in utilization and a decrease in commercial, senior, and Medicaid members to whom DMG provides healthcare services.
DMG’s patient care costs for the second quarter of 2017 increased by approximately $143 million as compared to the second quarter of 2016, primarily due to the contract conversion to global risk, as described above, an increase in utilization, an increase in labor costs, and an increase in costs due to acquired and non-acquired growth. This increase in costs was partially offset by a decrease due to a full quarter without our DMG Arizona business and a decrease in commercial and Medicaid members to whom DMG provides healthcare services.
DMG’s patient care costs for the six months ended June 30, 2017 increased by approximately $242 million as compared to the same period in 2016, primarily due to the contract conversion to global risk, as described above, a full six months of operations from TEC compared to only four months in the six months ended June 30, 2016, an increase in utilization, an increase in labor costs, and an increase in costs due to acquired and non-acquired growth. This increase in costs was partially offset by the true-up of risk share arrangements, a decrease due to a full six months without our DMG Arizona business, and a decrease in commercial and Medicaid members to whom DMG provides healthcare services.
General and administrative expenses. DMG’s general and administrative expenses of approximately $120 million for the second quarter of 2017, which includes a reduction in estimated accruals for legal matters of $4 million, decreased by approximately $9 million as compared to the first quarter of 2017. Excluding this item from the second quarter of 2017, adjusted general and administrative expenses decreased by $5 million. The decrease was primarily attributable to decreased professional and legal fees and decreased labor costs due to payroll taxes and headcount, offset by an increase due to acquired growth.
DMG’s general and administrative expenses for the second quarter of 2017, which includes a reduction in estimated accruals for legal matters of $4 million, increased by $2 million as compared to the second quarter of 2016. Excluding this item from the second quarter of 2016, adjusted general and administrative expenses increased by $6 million. The increase was primarily attributable to acquisition-related growth and an increase in corporate administrative support expenses due to increased labor costs and costs associated with growth initiatives, offset by a decrease in legal fees.
DMG’s general and administrative expenses for the six months ended June 30, 2017, which includes a reduction in estimated accruals for legal matters of $4 million in the second quarter of 2017 increased by $4 million as compared to the same period in 2016, which included an estimated accrual for legal matters of $16 million in the first quarter of 2016. Excluding these items from their respective periods, adjusted general and administrative expenses increased by $24 million. This is primarily attributable to an increase in corporate administrative support expenses due to increased labor costs and costs associated with growth initiatives, a full six months of operations from the TEC acquisition, compared to only four months in the six months ended June 30, 2016, and other acquisition-related growth, offset by a decrease in legal fees.
Depreciation and amortization. DMG’s depreciation and amortization was approximately $60 million for the second quarter of 2017, $57 million for the first quarter of 2017 and $54 million for the second quarter of 2016. As of September 1, 2016, we committed to a plan to change HCP-related trade names to DMG. As a result of this decision we began to accelerate the amortization of the remaining carrying value of HCP-related trade names, which will continue through the first quarter of 2019, the remaining expected life of this asset.
Depreciation and amortization increased by approximately $3 million as compared to the first quarter of 2017 due to an increase in technology and property investments as part of our growth initiatives. Depreciation and amortization increased approximately $6 million as compared to the second quarter of 2016, due to an increase in amortization related to the acceleration of the HCP-related trade names of approximately $7 million and an increase in technology and property investments as part of our growth initiatives, offset by amortization adjustments in the second quarter of 2016.
Equity investment (income) losses. DMG’s equity investment income was approximately $4 million for the second quarter of 2017, $3 million for the first quarter of 2017, and a $4 million loss for the second quarter of 2016. The increase from the first quarter of 2017 was primarily attributable to an increase in profitability of certain joint ventures. The increase from the second quarter of 2016 was due to an increase in profitability of certain joint ventures, as well as the sale of our Fullwell minority ownership interest during the fourth quarter of 2016, which resulted in a reduced share of equity investment losses from this investment.
Goodwill impairment charges. During the second quarter of 2017, we recognized goodwill impairment charges of $50 million at our DMG Florida reporting unit and $1 million at our DMG New Mexico reporting unit. These charges resulted primarily from changes in expectations concerning government reimbursement, including the effect of Medicare Advantage final benchmark payment rates for 2018 announced on April 3, 2017 and our expected ability to mitigate them, as well as medical cost and utilization trends.
We did not recognize any goodwill impairments at our DMG reporting units during the first quarter of 2017.
During the three and six months ended June 30, 2016, we recognized goodwill impairment charges for certain DMG reporting units of $176 million and $253 million, respectively. These charges resulted primarily from then-continuing developments in our DMG business, including the Medicare Advantage final benchmark rates for 2017 announced on April 4, 2016, further changes in our expectations concerning future government reimbursement rates and our expected ability to mitigate them, as well as medical cost and utilization trends, underperformance of at-risk reporting units and other market conditions.
Gain on sales of business interests. Effective June 30, 2016, we sold a portion of DMG's ownership interest in Tandigm, reducing our ownership from 50% to 19% and resulting in a pre-tax gain of $40 million. In addition, on June 1, 2016, we sold our DMG Arizona business for a pre-tax loss of $10 million.
Segment operating income
DMG’s operating results for the second quarter of 2017, which includes goodwill impairment charges of $51 million and a reduction in estimated accruals for legal matters of $4 million, decreased by approximately $25 million as compared to the first quarter of 2017. Excluding these items, DMG adjusted operating income increased by $22 million compared to the first quarter of 2017. The increase in DMG adjusted operating income was primarily due to a decrease in utilization throughout the second quarter of 2017 and an increase in senior revenues due to the timing of shared savings revenue. These increases were partially offset by the true-up of risk share arrangements, and a decrease in commercial, senior, and Medicaid members to whom DMG provides health care services.
DMG’s operating results for the second quarter of 2017, which includes a goodwill impairment charge of $51 million and a reduction in estimated accruals for legal matters of $4 million increased by approximately $89 million as compared to the second quarter of 2016, which included a goodwill impairment charge of $176 million related to certain DMG reporting units, a gain related to the partial sale of our interest in Tandigm of $40 million, and a loss on the HCP Arizona sale of $10 million. Excluding these items from their respective periods, DMG adjusted operating income for the second quarter of 2017 decreased by $10 million compared to the second quarter of 2016. The decrease in adjusted operating income was primarily due to an increase in utilization, an increase in corporate support expenses associated with growth initiatives, an increase in depreciation and amortization related to the HCP trade names acceleration, a decrease in commercial and Medicaid members to whom DMG provides health care services, and a decrease in Medicare Advantage rates. These decreases were offset by an increase in senior revenues due to the timing of shared savings revenue.
DMG’s operating results for the six months ended June 30, 2017, which includes a goodwill impairment charge of $51 million and a reduction in estimated accruals for legal matters of $4 million increased by approximately $158 million as compared to the same period in 2016, which included a goodwill impairment charge of $253 million related to certain DMG reporting units, a gain related to the partial sale of our interest in Tandigm of $40 million, and a loss on the HCP Arizona sale of $10 million and estimated accruals for legal matters of $16 million. Excluding these items from their respective periods, DMG adjusted operating income for the six months ended June 30, 2017 decreased by $34 million compared to the same period in 2016. The decrease in adjusted operating income was primarily due to an increase in utilization, an increase in corporate support expenses associated with growth initiatives, an increase in depreciation and amortization related to the HCP trade names acceleration, a decrease in commercial and Medicaid members to whom DMG provides health care services, and a decrease in Medicare Advantage rates. These decreases were offset by the true-up of risk share arrangements and an increase in senior revenues, as discussed above.
Other—Ancillary services and strategic initiatives business
Our other operations include ancillary services and strategic initiatives which are primarily aligned with our U.S. dialysis and lab business. As of June 30, 2017, these consisted primarily of pharmacy services, disease management services, vascular access services, clinical research programs, physician services, direct primary care and our international dialysis operations. The ancillary services and strategic initiatives generated approximately $394 million of net revenues in the second quarter of 2017, representing approximately 9.9% of our consolidated net revenues. We currently expect to continue to invest in our ancillary services and strategic initiatives, including our continued expansion into certain international markets, as we work to develop successful new business operations in the U.S. and internationally. However, any significant change in market conditions, business performance or the regulatory environment may impact the economic viability of any of these strategic initiatives. Any unfavorable changes in these strategic initiatives could result in a write-off or an impairment of some or all of our investments, including goodwill, and could also result in significant termination costs if we were to exit a certain line of business or one or more of our international markets.
As of June 30, 2017, we provided dialysis and administrative services to a total of 217 outpatient dialysis centers located in 11 countries outside of the U.S. The total net revenues generated from our international operations are provided below.

The following table reflects the results of operations for the ancillary services and strategic initiatives:

	Three months ended			Six months ended
	June 30, 2017	March 31, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(dollar amounts rounded to nearest millions)
U.S. revenues
Net patient service revenues	$6	$6	$7	$11	$14
Other revenues	272	281	339	553	655
Capitated revenues	36	28	26	65	48
Total	314	315	372	630	717
International revenues
Net patient service revenues	78	61	50	140	94
Other revenues	1	2	1	3	3
Total	79	63	51	142	97
Total net revenues	$394	$378	$423	$772	$814

U.S. operating (loss) income	$(36)	$(53)	$—	$(89)	$(1)
Reconciliation of non-GAAP:
Add: Goodwill impairment charges	10	24	—	35	—
Impairment of assets	—	15	—	15	—
Adjusted operating loss(1)	$(26)	$(14)	$—	$(39)	$(1)

International operating (loss) income	$(13)	$(5)	$(13)	$(18)	$(23)
Reconciliation of non-GAAP:
Less: Gain on APAC JV ownership changes	—	(6)	—	(6)	—
Adjusted operating (loss) income(1)	$(13)	$(11)	$(13)	$(24)	$(23)

Total ancillary services and strategic initiatives operating loss	$(48)	$(58)	$(13)	$(106)	$(24)
Total adjusted ancillary services and strategic initiatives operating loss(1)	$(38)	$(25)	$(13)	$(62)	$(24)
Certain columns, rows or percentages may not sum or recalculate due to the use of rounded numbers.

(1)
For the periods presented in the table above adjusted operating loss is defined as operating income before certain items which we do not believe are indicative of ordinary results, including goodwill and other asset impairment charges and gains on ownership changes. Adjusted operating loss as so defined is a non-GAAP measure and is not intended as a substitute for GAAP operating income. We have presented these adjusted amounts because management believes that these presentations enhance a user’s understanding of our normal consolidated operating income by excluding certain items which we do not believe are indicative of our ordinary results of operations. As a result, adjusting for these amounts allows for comparison to our normal prior period results.

Net revenues
Net revenues from our ancillary services and strategic initiatives for the second quarter of 2017 increased by approximately $16 million, or 4.2%, as compared to the first quarter of 2017. This increase is primarily due to an increase in net revenues from our international expansion due to acquired and non-acquired growth.
Net revenues from our ancillary services and strategic initiatives for the second quarter of 2017 decreased by approximately $29 million, or 6.9%, as compared to the second quarter of 2016. This decrease is primarily due to a decrease in our pharmacy services volume and a decrease in other pharmacy services revenues. Net revenues were positively impacted by an increase in VillageHealth special needs plans revenues and an increase in net revenues from our international expansion.

Ancillary services and strategic initiatives net revenues for the six months ended June 30, 2017 decreased by approximately $42 million, or 5.2%, as compared to the same period in 2016. The decrease is primarily due to a decrease in our pharmacy services volume and a decrease in other pharmacy services revenues, partially offset by an increase in VillageHealth special needs plans revenues and our international expansion.
Operating and general expenses
Ancillary services and strategic initiatives operating expenses for the second quarter of 2017 increased by approximately $30 million from the first quarter of 2017, primarily related to an increase in labor and benefits costs, an increase in medical costs at VillageHealth, an increase in pharmaceutical costs in our pharmacy business and an increase in costs related to our international operations.
Ancillary services and strategic initiatives operating expenses for the second quarter of 2017 decreased by approximately $3 million, as compared to the second quarter of 2016, primarily due to higher labor and benefits costs, an increase in medical costs at VillageHealth and an increase in expenses associated with our international operations, partially offset by a decrease in pharmaceutical costs due to decreased volume in our pharmacy business.
Ancillary services and strategic initiatives operating expenses for the six months ended June 30, 2017 decreased by approximately $3 million, as compared to the same period in 2016, primarily due to a decrease in pharmaceutical costs resulting from decreased volume in our pharmacy business, partially offset by higher labor and benefits costs, an increase in medical costs at VillageHealth, and additional expenses associated with our international operations.
Goodwill and other asset impairment charges. During the second quarter of 2017, we recognized an incremental goodwill impairment charge of $10 million at our vascular access reporting unit, for total goodwill impairment charges of $35 million for this business during the six months ended June 30, 2017. This additional charge resulted primarily from changes in our outlook since the first quarter of 2017. Our partners and operators have been continuing to evaluate and make decisions concerning changes in operations, including termination of their management services agreements and center closures, as a result of recent changes in Medicare reimbursement for this business announced in November 2016.
During the three months ended March 31, 2017 and six months ended June 30, 2017, we recognized other asset impairment charges of $15 million related to a planned restructuring of our pharmacy business.
Gain on changes in ownership interests in Asia Pacific joint venture (APAC JV)
As a result of our agreement with Khazanah Nasional Berhad (Khazanah) and Mitsui and Co., Ltd (Mitsui), we recorded an additional $6 million non-cash gain during the quarter ended March 31, 2017 and six months ended June 30, 2017 related to a change in estimate of pending post-closing adjustments for the formation of the APAC JV.
Segment operating losses
Ancillary services and strategic initiatives operating loss for the second quarter of 2017, which includes a goodwill impairment charge of $10 million related to our vascular access reporting unit decreased by approximately $10 million from the first quarter of 2017, which included an adjustment to the gain on the APAC JV ownership changes of $6 million, a goodwill impairment charge of $24 million related to our vascular access reporting unit, and an asset impairment of $15 million related to the restructuring of our pharmacy business. Excluding these items from their respective periods, adjusted operating losses increased by $13 million. Adjusted operating losses increased primarily due to an increase in labor and benefits costs, an increase in medical costs at VillageHealth, an increase in pharmaceutical costs in our pharmacy business and an increase in costs related to our international expansion, partially offset by an increase in net revenues from our international expansion.
Ancillary services and strategic initiatives operating loss for the second quarter of 2017, which includes a goodwill impairment charge of $10 million related to our vascular access reporting unit increased by approximately $35 million from the second quarter of 2016. Excluding this item, adjusted operating losses increased by $25 million, primarily related to a decrease in our pharmacy services volume, a decrease in other pharmacy services revenues, higher labor and benefits costs, an increase in medical costs expense at VillageHealth and additional expenses associated with our international expansion. These increases to adjusted operating losses were partially offset by a decrease in pharmaceutical costs in our pharmacy business, an increase in VillageHealth special needs plans revenues, and an increase in net revenues from our international expansion.
Ancillary services and strategic initiatives operating loss for the six months ended June 30, 2017, which includes an adjustment to the gain on the APAC JV ownership changes of $6 million, goodwill impairment charges of $35 million related to our vascular access reporting unit, and an asset impairment of $15 million related to the restructuring of our pharmacy business, increased by approximately $82 million from the same period in 2016. Excluding these items from the six months ended June 30, 2017, adjusted operating losses increased by $38 million, primarily due to a decrease in our pharmacy services volume, a decrease in other pharmacy services revenues, higher labor and benefits costs, an increase in medical costs at VillageHealth, and additional expenses associated with our international expansion. These increases to adjusted operating losses were partially offset by a decrease in pharmaceutical costs in our pharmacy business, an increase in VillageHealth special needs plans revenues and an increase in net revenues from our international expansion.
Corporate-level charges
Debt expense. Debt expense was $108 million in the second quarter of 2017, $104 million in the first quarter of 2017 and $103 million in the second quarter of 2016. Debt expense increased by $4 million as compared to the first quarter of 2017 and by $5 million as compared to the second quarter of 2016 primarily due to an increase in our average interest rate, partially offset by a decrease in our average outstanding balance.
Corporate administrative support. Corporate administrative support consists primarily of labor, benefits and long-term incentive compensation expense, as well as professional fees for departments which provide support to all of our various operating lines of business. This is offset by internal management fees charged to our other lines of business for that support. These expenses are included in our consolidated general and administrative expenses.
Corporate administrative support was approximately $11 million in the second and first quarters of 2017, and $5 million in the second quarter of 2016. The increase in corporate administrative support in the second and first quarters of 2017 as compared to the second quarter of 2016 was primarily due to a decrease in long-term incentive compensation expense and a decrease in internal management fees paid by our ancillary lines of business.
Other income. Other income was $5 million for the second quarter of 2017, $4 million for the first quarter of 2017, and $3 million in the second quarter of 2016. The increase in other income for the second quarter of 2017 as compared to the first quarter of 2017 and the second quarter of 2016 was primarily related to an increase in interest income.
Noncontrolling interests
Net income attributable to noncontrolling interests was $35 million for the second quarter of 2017 compared to $53 million for the first quarter of 2017 and $41 million for the second quarter of 2016. The decrease in net income attributable to noncontrolling interests in the second quarter of 2017 compared to the first quarter of 2017 was primarily due to additional noncontrolling interests recognized related to the net gain on the settlement with the VA of $24 million in the first quarter of 2017, offset by a net $4 million decrease in noncontrolling interests from the goodwill impairment charge related to our vascular access reporting unit in the first quarter of 2017. The decrease in net income attributable to noncontrolling interests in the second quarter of 2017 compared to the second quarter of 2016 was primarily due to a decrease in noncontrolling interests of $3 million from the goodwill impairment charge related to our vascular access reporting unit in the second quarter of 2017 and a decrease in the profitability of certain joint ventures.
Accounts receivable
Our consolidated total accounts receivable balances at June 30, 2017 and March 31, 2017 were $2.054 billion and $1.901 billion, respectively, which is net of the provision for uncollectible accounts. The increase in accounts receivable was as a result of some changes we made in our collection policies and procedures to improve overall collections.
Liquidity and capital resources
Cash flow from operations during the second quarter of 2017 was $146 million, compared to $517 million during the second quarter of 2016. The decrease in cash flow from operations in the second quarter of 2017 was primarily due to a decrease in cash collections, an increase in tax payments related to the VA settlement, and the timing of other working capital items. Non-operating cash outflows for the second quarter of 2017 included capital asset expenditures of $184 million, including $129 million for new center developments and relocations and $55 million for maintenance and information technology. In addition, we spent $543 million for acquisitions and also paid distributions to noncontrolling interests of $73 million and we repurchased a total of 3,574,573 shares of our common stock for $232 million during the quarter ended June 30, 2017. Non-operating cash outflows for the second quarter of 2016 included capital asset expenditures of $185 million, including $104 million for new center developments and relocations and $81 million for maintenance and information technology. In addition, we spent $68 million for acquisitions. We paid distributions to noncontrolling interests of $44 million during the second quarter of 2016.

Cash flow from operations during the six months ended 2017 was $1.011 billion, compared to $946 million during the same period in 2016. The increase in cash flow from operations in the first quarter of 2017 was primarily due to the payment received from the settlement with the VA, offset by associated tax payments, a decrease in cash collections and the timing of other working capital items. Non-operating cash outflows for the six months ended June 30, 2017 included capital asset expenditures of $399 million, including $255 million for new center developments and relocations and $144 million for maintenance and information technology. In addition, we spent $620 million for acquisitions and also paid distributions to noncontrolling interests of $116 million and we repurchased a total of 3,574,573 shares of our common stock for $232 million during the six months ended June 30, 2017. Non-operating cash outflows for the six months ended June 30, 2016 included capital asset expenditures of $359 million, including $204 million for new center developments and relocations and $155 million for maintenance and information technology. In addition, we spent $473 million for acquisitions, including the acquisition of TEC. We paid distributions to noncontrolling interests of $94 million and we repurchased a total of 3,689,738 shares of our common stock for $249 million during the six months ended June 30, 2016. We also settled $25 million related to fourth quarter 2015 repurchases in early 2016.
During the second quarter of 2017, our U.S. dialysis and related lab services business opened 27 dialysis centers, acquired 44 dialysis centers, including dialysis centers associated with the acquisition of Renal Ventures, closed and merged two dialysis centers, and divested six dialysis centers. In addition, our international dialysis operations acquired 52 dialysis centers, opened four dialysis centers, and closed two dialysis centers. During the second quarter of 2016, our U.S. dialysis and related lab services business opened 15 dialysis centers, acquired four dialysis centers, closed and merged three dialysis centers. In addition, our international dialysis operations acquired two dialysis centers and opened one dialysis center.
During the six months ended June 30, 2017, our U.S. dialysis and related lab services business opened 51 dialysis centers, acquired 56 dialysis centers, including dialysis centers associated with the acquisition of Renal Ventures, closed and merged two dialysis centers, closed three dialysis centers, and divested six dialysis centers. In addition, our international dialysis operations acquired 55 dialysis centers, opened nine dialysis centers, and closed two dialysis centers. During the six months ended June 30, 2016, our U.S. dialysis and related lab services business opened 45 dialysis centers, acquired four dialysis centers, and closed and merged seven centers. In addition, our international dialysis operations acquired three dialysis centers and opened six dialysis centers.
During the second quarter of 2017, our DMG business acquired two private medical practices and one primary care physician practice. During the second quarter of 2016, DMG acquired two primary care physician practices.
During the six months ended June 30, 2017, our DMG business acquired three private medical practices and two primary care physician practices. During the six months ended June 30, 2016, DMG acquired one private medical practice and three primary care physician practices, including the purchase of TEC.
On May 1, 2017, we completed our acquisition of 100% of the equity in Colorado-based Renal Ventures for approximately $361.5 million in net cash, subject to certain post-closing adjustments.
During the first six months of 2017, we made mandatory principal payments under our senior secured credit facilities totaling $37.5 million on Term Loan A and $17.5 million on Term Loan B.
Cap agreements
As of June 30, 2017, we maintained several interest rate cap agreements that were entered into in November 2014 with notional amounts totaling $3.5 billion. These cap agreements became effective September 30, 2016 and have the economic effect of capping the LIBOR variable component of our interest rate at a maximum of 3.50% on an equivalent amount of our debt. The cap agreements expire on June 30, 2018. As of June 30, 2017, the total fair value of these cap agreements was an asset of approximately $0.6 thousand. During the six months ended June 30, 2017, we recognized debt expense of $4.1 million from these caps. During the six months ended June 30, 2017, we recorded a loss of $0.1 million in other comprehensive income due to a decrease in the unrealized fair value of these cap agreements.
As of June 30, 2017, we also maintained several forward interest rate cap agreements that were entered into in October 2015 with notional amounts totaling $3.5 billion. These forward cap agreements will become effective June 29, 2018 and will have the economic effect of capping the LIBOR variable component of our interest rate at a maximum of 3.50% on an equivalent amount of our debt. These cap agreements expire on June 30, 2020. As of June 30, 2017, the total fair value of these cap agreements was an asset of approximately $1.7 million. During the six months ended June 30, 2017, we recorded a loss of $8.1 million in other comprehensive income due to a decrease in the unrealized fair value of these forward cap agreements.

Other items
As of June 30, 2017, the interest rate on our Term Loan B debt bears interest at LIBOR plus an interest rate margin of 2.75%. Term Loan B is subject to interest rate caps if LIBOR should rise above 3.50%. Term Loan A bears interest at LIBOR plus an interest rate margin of 2.00%. The capped portion of Term Loan A is $105.0 million if LIBOR should rise above 3.50%. In addition, the uncapped portion of Term Loan A, which is subject to the variability of LIBOR, is $720.0 million. Interest rates on our senior notes are fixed by their terms.
Our weighted average effective interest rate on the senior secured credit facilities at end of the quarter was 4.20%, based on the current margins in effect of 2.00% for Term Loan A and 2.75% for Term Loan B, as of June 30, 2017.
Our overall weighted average effective interest rate during the quarter ended June 30, 2017 was 4.69% and as of June 30, 2017 was 4.76%.
As of June 30, 2017, our interest rates are fixed on approximately 53.3% of our total debt.
As of June 30, 2017, we had undrawn revolving credit facilities totaling $1.0 billion, of which approximately $94.6 million was committed for outstanding letters of credit. The remaining amount is unencumbered. In addition, we have approximately $1.3 million of committed letters of credit outstanding related to DMG, which is backed by a certificate of deposit.
We believe that we will generate significant operating cash flows and will have sufficient liquidity to fund our scheduled debt service and other obligations for the foreseeable future, including the next 12 months, under the terms of our debt agreements. Our primary sources of liquidity are cash from operations and cash from borrowings.
Goodwill
We elected to early adopt ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, effective January 1, 2017. The amendments in this ASU simplify the test for goodwill impairment by eliminating the second step in testing for goodwill impairment. All impairment tests performed during 2017 have been performed under this new guidance.
Based on continuing developments at our DMG and vascular access reporting units during the second quarter of 2017, we performed impairment assessments for certain at-risk reporting units.
As a result of these assessments, during the second quarter of 2017 we recognized goodwill impairment charges of $49.9 million at our DMG Florida reporting unit and $0.7 million at our DMG New Mexico reporting unit. These charges resulted primarily from changes in expectations concerning government reimbursement, including the effect of Medicare Advantage final benchmark payment rates for 2018 announced on April 3, 2017 and our expected ability to mitigate them, as well as medical cost and utilization trends.
We also recognized an incremental goodwill impairment charge of $10.5 million at our vascular access reporting unit. This additional charge resulted primarily from changes in our outlook since the first quarter of 2017. Our partners and operators have been continuing to evaluate and make decisions concerning potential changes in operations, including termination of their management services agreements and center closures, as a result of changes in Medicare reimbursement for this business announced in November 2016. As of June 30, 2017 there was no goodwill remaining at our vascular access reporting unit.
For the three and six months ended June 30, 2017, we have recognized total goodwill impairment charges of $61.1 million and $85.3 million, respectively.
The goodwill impairment charge of $24.2 million recognized at our vascular access reporting unit during the first quarter of 2017 resulted primarily from changes in our outlook since the fourth quarter of 2016. During the first quarter, our partners and operators had been continuing to evaluate and make decisions concerning potential changes in operations, including termination of their management services agreements and center closures, as a result of the recently announced changes in Medicare reimbursement for this business.
During the second quarter of 2016, we recognized goodwill impairment charges of $97.0 million at our DMG Florida reporting unit and $79.0 million at our DMG Nevada reporting unit. These charges resulted primarily from continuing developments in our DMG business, including the Medicare Advantage final benchmark rates for 2017 announced on April 4, 2016, further changes in our expectations concerning future government reimbursement rates and our expected ability to mitigate them, as well as medical cost and utilization trends, underperformance of certain at-risk reporting units and other market conditions.
For the three and six months ended June 30, 2016, we recognized total goodwill impairment charges of $176.0 million and $253.0 million, respectively.
Further reductions in reimbursement rates, increases in medical cost or utilization trends, or other significant adverse changes in expected future cash flows or valuation assumptions could result in goodwill impairment charges in the future for the following reporting units, which remain at risk of goodwill impairment as of June 30, 2017:

	Goodwill balance as of June 30, 2017 (in thousands)	Carrying amount coverage(1)	Sensitivities
			Operating income(2)	Discount rate(3)
Reporting unit
DMG Nevada	$275,914	17.0%	(2.4)%	(3.8)%
DMG Florida	$397,127	—%	(1.6)%	(2.8)%
DMG New Mexico	$70,253	—%	(1.6)%	(2.4)%
DMG Washington	$247,552	9.3%	(1.7)%	(3.6)%

(1)	Excess of estimated fair value of the reporting unit over its carrying amount as of the latest assessment date.

(2)	Potential impact on estimated fair value of a sustained, long-term reduction of 3% in operating income as of the latest assessment date.

(3)	Potential impact on estimated fair value of an increase in discount rates of 100 basis points as of the latest assessment date.
Except as described above, none of our various other reporting units was considered at risk of goodwill impairment as of June 30, 2017. Since the dates of their last annual goodwill impairment tests, there have been certain developments, events, changes in operating performance and other changes in key circumstances that have affected these other businesses. However, except as further described above, these changes did not cause management to believe it is more likely than not that the fair value of any of its reporting units would be less than their respective carrying amounts.
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
During the six months ended June 30, 2017, we granted 1,426,055 stock-settled stock appreciation rights with an aggregate grant-date fair value of $20.9 million and a weighted-average expected life of approximately 4.2 years. We also granted 387,395 stock units with an aggregate grant-date fair value of $25.5 million and a weighted-average expected life of approximately 3.4 years as well as 15,000 cash-settled stock appreciation rights with an aggregate grant-date fair value of $0.2 million and a weighted-average expected life of approximately 4.3 years.
Long-term incentive compensation expense of $13.8 million in the second quarter of 2017 decreased by approximately $3.4 million as compared to the first quarter of 2017. This decrease in long-term incentive compensation expense was primarily due to the final vesting of prior year broad grants at the end of the first quarter of 2017, with only a partial quarter of expense for a new broad grant that was granted during the second quarter of 2017.
Long-term incentive compensation expense decreased by approximately $12.1 million as compared to the second quarter of 2016 primarily due to cumulative revaluation of liability-based awards that increased expense in the second quarter of 2016 but did not repeat in the second quarter of 2017, as well as lower estimated ultimate payouts on outstanding broad grants as of June 30, 2017.
Long-term incentive compensation expense for the six months ending June 30, 2017 decreased by approximately $19.7 million as compared to the six months ending June 30, 2016. This decrease in long-term incentive compensation was primarily due to cumulative revaluation of liability based awards that increased expense in the second quarter of 2016 but did not repeat in the second quarter of 2017, as well as the final vesting of a prior broad grant that is no longer contributing expense.
As of June 30, 2017, there was $149.5 million in total estimated but unrecognized compensation expense for LTIP awards outstanding, including $84.5 million relating to stock-based arrangements under our equity compensation and employee stock purchase plans. We expect to recognize the performance-based cash component of these LTIP costs over a weighted average remaining period of 1.2 years and the stock-based component of these LTIP costs over a weighted average remaining period of 1.5 years.
Stock repurchases
During the quarter ended and six months ended June 30, 2017, we repurchased a total of 3,574,573 shares of our common stock for $232 million, or an average price of $64.81 per share. We have not repurchased any shares from July 1, 2017 through August 1, 2017.
On July 13, 2016, our Board of Directors approved a share repurchase authorization in the amount of approximately $1.2 billion. This share repurchase authorization was in addition to the approximately $259 million authorization remaining at that time under our Board of Directors’ prior share repurchase authorization announced in April 2015. As a result of the above authorizations, there was approximately $445 million available under our current Board authorizations for additional share repurchases as of August 1, 2017. Although these share repurchase authorizations have no expiration dates, we are subject to share repurchase limitations under the terms of the senior secured credit facilities and the indentures governing our senior notes.
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
We also have certain other potential commitments to provide operating capital to several dialysis centers that are wholly-owned by third parties or businesses in which we maintain a noncontrolling equity interest as well as to physician-owned vascular access clinics or medical practices that we operate under management and administrative services agreements of approximately $5.9 million.

The following is a summary of these contractual obligations and commitments as of June 30, 2017 (in millions):

	Remainder of 2017	1-3 years	4-5 years	After 5 years	Total
Scheduled payments under contractual obligations:
Long-term debt	$86	$924	$4,540	$3,309	$8,859
Interest payments on the senior notes	118	710	473	367	1,668
Interest payments on Term Loan B(1)	69	403	65	—	537
Interest payments on Term Loan A(2)	13	35	—	—	48
Capital lease obligations	11	66	43	186	306
Operating leases	259	1,385	691	1,300	3,635
	$556	$3,523	$5,812	$5,162	$15,053
Potential cash requirements under other commitments:
Letters of credit	$96	$—	$—	$—	$96
Noncontrolling interests subject to put provisions	568	235	100	107	1,010
Non-owned and minority owned put provisions	31	—	30	—	61
Operating capital advances	1	2	1	2	6
	$696	$237	$131	$109	$1,173

(1)	Assuming no changes to LIBOR-based interest rates as Term Loan B currently bears interest at LIBOR plus an interest rate margin of 2.75%.

(2)	Based upon current LIBOR-based interest rates in effect at June 30, 2017 plus an interest rate margin of 2.00% for Term Loan A.
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
Our total expenditures for the six months ended June 30, 2017 on such products for Fresenius was approximately 3% and for Baxter was 2% of our total U.S. dialysis and related lab services operating costs. The actual amount of such purchases in future years will depend upon a number of factors, including the operating requirements of our centers, the number of centers we acquire and growth of our existing centers.
In January 2017, we entered into a six year sourcing and supply agreement with Amgen USA Inc. that expires on December 31, 2022. Under the terms of this agreement, we will purchase EPO in amounts necessary to meet no less than 90% of our requirements for erythropoiesis stimulating agents (ESAs) from Amgen. The actual amount of EPO that we will purchase will depend upon the amount of EPO administered during dialysis as prescribed by physicians and the overall number of patients that we serve.
Settlements of approximately $32 million of existing income tax liabilities for unrecognized tax benefits, including interest, penalties and other long-term tax liabilities, are excluded from the table above as reasonably reliable estimates of their timing cannot be made.
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
As of June 30, 2017, if these physician groups were not consolidated in our financial statements, our consolidated indebtedness would have been approximately $9.165 billion excluding the debt discount associated with our Term Loan B, our consolidated other liabilities (excluding indebtedness) would have been approximately $3.661 billion, and our consolidated assets would have been approximately $18.887 billion. If these physician groups were not consolidated in our financial statements for the six months ended June 30, 2017, our consolidated total net revenues (including approximately $399 million of management fees payable to us), consolidated operating income, and consolidated net income would be reduced by approximately $671 million, $38 million, and $2 million, respectively.
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
For the six months ended June 30, 2017, our equity investment income attributable to CMGI was approximately $232 thousand, and for the six months ended June 30, 2017. Excluding our equity investment income attributable to CMGI, our consolidated operating income and consolidated net income decreased by approximately $232 thousand and $139 thousand, respectively. See Note 22, Supplemental data, to the condensed consolidated financial statements for further details.
New Accounting Standards
See discussion of new accounting standards in Note 20 to the condensed consolidated financial statements included in Part I, Item 1 of this report.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk
Interest rate sensitivity
The tables below provide information about our financial instruments that are sensitive to changes in interest rates. The table below presents principal repayments and current weighted average interest rates on our debt obligations as of June 30, 2017. The variable rates presented reflect the weighted average LIBOR rates in effect for all debt tranches plus interest rate margins in effect as of June 30, 2017. Term Loan A currently bears interest at LIBOR plus an interest rate margin of 2.00%. Term Loan A and the revolving line of credit are subject to adjustment depending upon changes in certain of our financial ratios, including a leverage ratio. Term Loan B currently bears interest at LIBOR plus an interest rate margin of 2.75%.

									Average interest rate
	Expected maturity date									Fair Value
	2017	2018	2019	2020	2021	2022	Thereafter	Total
	(dollars in millions)
Long term debt:
Fixed rate	$27	$30	$26	$26	$22	$1,272	$3,490	$4,893	5.25%	$4,959
Variable rate	$70	$142	$721	$45	$3,281	$8	$5	$4,272	4.20%	$4,293

	Notional	Contract maturity date						Fair Value
	amount	2017	2018	2019	2020	2021	Receive variable
	(dollars in millions)
Cap agreements	$7,000	$—	$3,500	$—	$3,500	$—	LIBOR above 3.5%	$2
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
As of June 30, 2017, our Term Loan A bears interest at LIBOR plus an interest rate margin of 2.00% and our Term Loan B debt bears interest at LIBOR plus an interest rate margin of 2.75%. LIBOR was higher than the 0.75% embedded LIBOR floor on Term Loan B, resulting in Term Loan B being subject to LIBOR-based interest rate volatility on the LIBOR variable component of our interest rate as of June 30, 2017. The LIBOR based interest component is limited to a maximum LIBOR rate of 3.50% on the outstanding principal debt on Term Loan B and $105.0 million on Term Loan A as a result of the interest rate cap agreements, as described below.
As of June 30, 2017, we maintained several interest rate cap agreements that were entered into in November 2014 with notional amounts totaling $3.5 billion. These cap agreements became effective September 30, 2016 and have the economic effect of capping the LIBOR variable component of our interest rate at a maximum of 3.50% on an equivalent amount of our debt. The cap agreements expire on June 30, 2018. As of June 30, 2017, the total fair value of these cap agreements was an asset of approximately $0.6 thousand. During the six months ended June 30, 2017, we recognized debt expense of $4.1 million from these caps. During the six months ended June 30, 2017, we recorded a loss of $0.1 million in other comprehensive income due to a decrease in the unrealized fair value of these cap agreements.
As of June 30, 2017, we also maintained several forward interest rate cap agreements that were entered into in October 2015 with notional amounts totaling $3.5 billion. These forward cap agreements will become effective June 29, 2018 and will have the economic effect of capping the LIBOR variable component of our interest rate at a maximum of 3.50% on an equivalent amount of our debt. These cap agreements expire on June 30, 2020. As of June 30, 2017, the total fair value of these cap agreements was an asset of approximately $1.7 million. During the six months ended June 30, 2017, we recorded a loss of $8.1 million in other comprehensive income due to a decrease in the unrealized fair value of these forward cap agreements.
Our weighted average effective interest rate on the senior secured credit facilities at end of the quarter was 4.20%, based on the current margins in effect of 2.00% for Term Loan A and 2.75% for Term Loan B, as of June 30, 2017.

As of June 30, 2017, our Term Loan B debt bears interest at LIBOR plus an interest rate margin of 2.75%. Term Loan B is also subject to interest rate caps if LIBOR should rise above 3.50%. Term Loan A bears interest at LIBOR plus an interest rate margin of 2.00%. The capped portion of Term Loan A is $105.0 million. In addition, the uncapped portion of Term Loan A, which is subject to the variability of LIBOR, is $720.0 million. Interest rates on our senior notes are fixed by their terms.
Our overall weighted average effective interest rate during the three months ended June 30, 2017 was 4.69% and as of June 30, 2017 was 4.76%.
As of June 30, 2017, we had undrawn revolving credit facilities totaling $1.0 billion of which approximately $94.6 million was committed for outstanding letters of credit. The remaining amount is unencumbered. In addition, we have approximately $1.3 million of committed letters of credit outstanding related to DMG, which is backed by a certificate of deposit.
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

PART II.
OTHER INFORMATION

Item 1.    Legal Proceedings
We operate in a highly regulated industry and are a party to various lawsuits, claims, governmental investigations and audits (including investigations resulting from our obligation to self-report suspected violations of law) and other legal proceedings. We record accruals for certain legal proceedings and regulatory matters to the extent that we determine an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. As of June 30, 2017 and December 31, 2016 our total recorded accruals with respect to legal proceedings and regulatory matters, net of anticipated third party recoveries, were approximately $62 million and $69 million, respectively. While these accruals reflect our best estimate of the probable loss for those matters as of the dates of those accruals, the recorded amounts may differ materially from the actual amount of the losses for those matters, and any anticipated third party recoveries for any such losses may not ultimately be recoverable.
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
Inquiries by the Federal Government and Certain Related Civil Proceedings
Swoben Private Civil Suit: In April 2013, HealthCare Partners (HCP), now known as our DMG subsidiary, was one of several defendants served with a civil complaint filed by a former employee of SCAN Health Plan (SCAN), an HMO. On July 13, 2009, pursuant to the qui tam provisions of the federal FCA and the California False Claims Act, James M. Swoben, as relator, filed his initial qui tam action in the United States District Court for the Central District of California purportedly on behalf of the United States of America and the State of California against SCAN, and certain other defendants whose identities were under seal. The allegations in the complaint relate to alleged overpayments received from government healthcare programs. In 2009 and 2010, the relator twice amended his complaint and added additional defendants, and in November 2011, he filed his Third Amended Complaint under seal alleging violations of the federal FCA and the California False Claims Act, and added additional defendants, including HCP and certain health insurance companies (the defendant HMOs). The allegations in the complaint against HCP relate to patient diagnosis coding to determine reimbursement in the Medicare Advantage (MA) program, referred to as HCC and RAF scores. The complaint sought monetary damages and civil penalties as well as costs and expenses. The U.S. Department of Justice (DOJ) reviewed these allegations and in January 2013 declined to intervene in the case. HCP and the other defendants filed motions to dismiss the Third Amended Complaint, and the court dismissed with prejudice the claims and judgment was entered in September 2013. Upon the plaintiff’s appeal, a panel of the Ninth Circuit overturned the trial court’s ruling and vacated the dismissal of the case. Together with certain defendants, we petitioned the Ninth Circuit for a rehearing, but in December 2016, the Ninth Circuit rejected the petition and determined the relator should be given an opportunity to amend the complaint, and remanded the case back to district court. In March 2017, the relator filed his Fourth Amended Complaint alleging that HCP and certain health insurance companies employed one-way retrospective reviews that were designed only to identify additional diagnoses that would be submitted to CMS for risk adjustment purposes, and thereby drive higher risk scores that would increase the capitated payments made by the federal government under the MA program. In March 2017, the DOJ partially intervened as to certain defendant HMOs, but elected not intervene with respect to HCP. We dispute the allegations and intend to defend accordingly.
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
2016 U.S. Attorney Prescription Drug Investigation: In early February 2016, we announced that our pharmacy services’ wholly-owned subsidiary, DaVita Rx, received a CID from the U.S. Attorney’s Office for the Northern District of Texas. The government is conducting an FCA investigation concerning allegations that DaVita Rx presented or caused to be presented false claims for payment to the government for prescription medications, as well as into our relationship with pharmaceutical manufacturers. The CID covers the period from January 1, 2006 through the present. In the spring of 2015, we initiated an internal compliance review of DaVita Rx during which we identified potential billing and operational issues, including potential write-offs and discounts of patient co-payment obligations, and credits to payors for returns of prescription drugs related to DaVita Rx. We notified the government in September 2015 that we were conducting this review of DaVita Rx and began providing regular updates of our review. Upon completion of our review, we filed a self-disclosure with the OIG in February 2016 and we have been working to address and update the practices we identified in the self-disclosure, some of which overlap with information requested by the U.S. Attorney’s Office. The OIG informed us in February 2016 that our submission was not accepted. They indicated that the OIG is not expressing an opinion regarding the conduct disclosed or our legal positions. We are cooperating with the government.
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
Blackburn Shareholder Derivative Civil Suit: On February 10, 2017, Charles Blackburn filed a derivative shareholder lawsuit in the U.S. District Court for the District of Delaware against us, as nominal defendant, the Board of Directors and certain executives. The complaint covers the time period from 2015 to present and alleges, generally, breach of fiduciary duty, unjust enrichment and misrepresentations and/or failures to disclose certain information in violation of the federal securities laws in connection with an alleged practice to direct patients with government-subsidized health insurance into private health insurance plans to maximize our profits. We dispute these allegations and intend to defend this action accordingly.
Gabilondo Shareholder Derivative Civil Suit: On May 30, 2017, Antonio Gabilondo filed a derivative shareholder lawsuit in the U.S. District Court for the District of Delaware against us, as nominal defendant, the Board of Directors and certain executives. The complaint covers the time period from 2015 to present and alleges, generally, breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, corporate waste, and misrepresentations and/or failures to disclose certain information in violation of the federal securities laws in connection with an alleged practice to direct patients with government-subsidized health insurance into private health insurance plans to maximize our profits. We dispute these allegations and intend to defend this action accordingly.
City of Warren Police and Fire Retirement System Shareholder Derivative Civil Suit: On June 9, 2017, the City of Warren Police and Fire Retirement System filed a derivative shareholder lawsuit in the U.S. District Court for the District of Delaware against us, as nominal defendant, the Board of Directors, and certain executives. The complaint covers the time period of 2015 to the present and alleges, generally, a breach of fiduciary duty, corporate waste, unjust enrichment, and misrepresentations and/or failures to disclose certain information in violation of the federal securities laws in connection with an alleged practice to direct patients with government-subsidized health insurance into private health insurance plans to maximize our profits. We dispute these allegations and intend to defend this action accordingly.
Other Proceedings
In addition to the foregoing, from time to time we are subject to other lawsuits, demands, claims, governmental investigations and audits and legal proceedings that arise due to the nature of our business, including contractual disputes, such as with payors, suppliers and others, employee-related matters and professional and general liability claims.
Resolved Matters
2015 U.S. Attorney Transportation Investigation: In February 2015, we announced that we received six administrative subpoenas from the OIG for medical records from six different dialysis centers in southern California operated by us. Specifically, each subpoena sought the medical records of a single patient of each respective dialysis center. In February 2016, we received four additional subpoenas for four additional dialysis centers in southern California. The subpoenas were similarly limited in scope to the subpoenas received in 2015. On February 8, 2017, we were served with a qui tam complaint in the U.S. District Court for the Central District of California. We were advised by an attorney with the United States Attorney’s Office for the Central District of California that the qui tam was related to the investigation concerning the medical necessity of patient transportation, which was the basis for the subpoenas. The relator alleged that an ambulance company submitted false claims for patient transportation. Although we do not provide transportation ourselves nor do we bill for the transport of our dialysis patients, the relator alleged that two of our purported clinical staff caused the submission of a small number of those claims through improper certifications of medical necessity. The DOJ has declined to intervene. In April 2017, the court granted our motion to dismiss and dismissed the complaint without prejudice for failing to state a claim upon which relief can be granted. In May 2017, the relator filed a First Amended Complaint and we filed an additional motion to dismiss. In June 2017, the court granted our motion and dismissed the complaint without prejudice. Plaintiff was given until July 24, 2017 to file an amended complaint. Instead, the plaintiff decided not to proceed against the Company and filed a notice of dismissal on July 25, 2017.
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

The DOJ investigation was initiated pursuant to a complaint brought under the qui tam provisions of the FCA (the Complaint). The Complaint was originally filed under seal in August 2014 in the U.S. District Court, Middle District of Florida, United States ex. rel James Spafford v. DaVita HealthCare Partners, Inc., et al., Case Number 6:14-cv-1251-Orl-41DAB, naming several doctors along with the Company as defendants. In December 2015, a First Amended Complaint was filed under seal. In May 2016, the First Amended Complaint was unsealed. The First Amended Complaint alleged violations of the FCA due to the submission of claims to the government for allegedly medically unnecessary angiograms and angiography procedures at the two vascular access centers as well as employment-related claims. The Complaint covers alleged conduct dating from July 2008, prior to our acquisition of the centers, to the present. The DOJ declined to intervene. In January 2017, we finalized and executed a settlement agreement with the relator and the government for an immaterial amount, and in April 2017, the court dismissed the case with prejudice.
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
Risk factors related to our overall business:
If we fail to adhere to all of the complex government laws and regulations that apply to our business, we could suffer severe consequences that could have a material adverse effect on our business, results of operations, financial condition and stock price.
Our operations are subject to extensive federal, state and local government laws and regulations, including Medicare and Medicaid payment rules and regulations, federal and state anti-kickback laws, the Stark Law and analogous state self-referral prohibition statutes, Federal Acquisition Regulations, the False Claims Act (FCA), the Civil Monetary Penalty statute, the Foreign Corrupt Practices Act (FCPA) and federal and state laws regarding the collection, use and disclosure of patient health information (e.g., Health Insurance Portability and Accountability Act of 1996 (HIPAA)) and the storage, handling and administration of pharmaceuticals. The Medicare and Medicaid reimbursement rules impose complex and extensive requirements upon dialysis providers as well. Moreover, additional laws and regulations potentially affecting providers continue to be promulgated. For example, on December 13, 2016, the 21st Century Cures Act was signed into law and, among other provisions, authorizes the Department of Health and Human Services (HHS) Office of Inspector General (OIG) to impose penalties on providers that engage in information blocking where there is knowledge that such practice is unreasonable and likely to interfere with, prevent, or materially discourage access, exchange, or use of electronic health information. A violation or departure from any of these legal requirements may result in government audits, lower reimbursements, significant fines and penalties, the potential loss of certification, recoupment efforts or voluntary repayments, among other things.
We endeavor to comply with all legal requirements; however, there is no guarantee that we will be able to adhere to all of the complex government regulations that apply to our business. We further endeavor to structure all of our relationships with physicians to comply with state and federal anti-kickback and physician self-referral laws. We utilize considerable resources to monitor laws and regulations and implement necessary changes. However, the laws and regulations in these areas are complex and often subject to varying interpretations. For example, if an enforcement agency were to challenge the level of compensation that we pay our medical directors or the number of medical directors whom we engage, we could be required to change our practices, face criminal or civil penalties, pay substantial fines or otherwise experience a material adverse effect on our business, results of operations and financial condition as a result of a challenge to these arrangements.
In addition, failure to report and return overpayments within 60 days of when the overpayment was identified and quantified can lead to a violation of the FCA and associated penalties, as described in further detail below, and exclusion and penalties under the federal Civil Monetary Penalty statute, including civil monetary penalties of up to $10,000 (adjusted for inflation) for each item or service for which a person received an identified overpayment and failed to report and return such overpayment. These obligations to report and return overpayments could subject our procedures for identifying and processing overpayments to greater scrutiny. We have made significant investments in resources to decrease the time it takes to identify, quantify and process overpayments, and we may be required to make additional investments in the future. From time to time we may conduct internal compliance reviews, the results of which may involve the identification of overpayments or other liabilities. In that regard, in the spring of 2015, we initiated an internal compliance review of our pharmacy business during which we identified potential billing and operational issues, including potential write-offs and discounts of patient co-payment obligations, and credits to payors for returns of prescriptions drugs, related to our pharmacy business. We have disclosed the results of this ongoing review to the government. An acceleration in our ability to identify and process overpayments could result in us refunding overpayments to government and other payors more rapidly than we have in the past which could have a material adverse effect on our operating cash flows. Overpayments subject us to refunds and related damages and potential liabilities.
Additionally, the federal government has used the FCA to prosecute a wide variety of alleged false claims and fraud allegedly perpetrated against Medicare and state health care programs. Moreover, amendments to the federal Anti-Kickback Statute in the 2010 Affordable Care Act (ACA) make claims tainted by anti-kickback violations potentially subject to liability under the FCA, including qui tam or whistleblower suits. The penalties for a violation of the FCA range from $5,500 to $11,000 (adjusted for inflation) for each false claim plus three times the amount of damages caused by each such claim which generally means the amount received directly or indirectly from the government. On February 3, 2017, the Department of Justice (DOJ)

issued a final rule announcing adjustments to FCA penalties, under which the per claim penalty range increases to a range from $10,957 to $21,916 for penalties assessed after February 3, 2017, so long as the underlying conduct occurred after November 2, 2015. Given the high volume of claims processed by our various operating units, the potential is high for substantial penalties in connection with any alleged FCA violations.
In addition to the provisions of the FCA, which provide for civil enforcement, the federal government can use several criminal statutes to prosecute persons who are alleged to have submitted false or fraudulent claims for payment to the federal government.
Certain civil investigative demands received by us or our subsidiaries specifically reference that they are in connection with FCA investigations alleging, among other things, that we or our subsidiaries presented or caused to be presented false claims for payment to the government. See “Item 1. Legal Proceedings” in Part II of this report and Note 10 to the condensed consolidated financial statements included in this report for further details.
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
If any of our operations are found to violate these or other government laws or regulations, we could suffer severe consequences that would have a material adverse effect on our business, results of operations, financial condition and stock price, including:

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
We are, and may in the future be, a party to various lawsuits, demands, claims, governmental investigations and audits (including investigations resulting from our obligation to self-report suspected violations of law) and other legal proceedings, any of which could result in, among other things, substantial financial penalties or awards against us, substantial payments made by us, harm to our reputation, required changes to our business practices, exclusion from future participation in the Medicare, Medicaid and other federal healthcare programs and possible criminal penalties, any of which could have a material adverse effect on our business, results of operations and financial condition.
We are the subject of a number of investigations and audits by the federal government. We have received subpoenas or other requests for documents from the federal government in connection with the Swoben private civil suit, the investigations underlying the two subpoenas regarding patient diagnosis coding received by DMG and its JSA subsidiary, the 2016 U.S.

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
We cannot predict how employers, private payors or persons buying insurance might react to the changes brought on by federal and state healthcare reform legislation, including the ACA, or what form many of these regulations will take before implementation.
The ACA introduced healthcare insurance exchanges which provide a marketplace for eligible individuals and small employers to purchase healthcare insurance. The business and regulatory environment continues to evolve as the exchanges mature, and regulations are challenged, changed and enforced. If commercial payor participation in the exchanges continues to decrease, it could have a material adverse effect on our business, results of operations and financial condition. Although we cannot predict the short- or long-term effects of these factors, we believe the healthcare insurance exchanges could result in a reduction in ESRD patients covered by traditional commercial insurance policies and an increase in the number of patients covered through the exchanges under more restrictive commercial plans with lower reimbursement rates or higher deductibles and co-payments that patients may not be able to pay. To the extent that the ongoing implementation of such exchanges or changes in regulations or enforcement of regulations regarding the exchanges results in a reduction in reimbursement rates for our services from commercial and/or government payors, it could have a material adverse effect on our business, results of operations and financial condition.
The ACA also added several new tax provisions that, among other things, impose various fees and excise taxes, and limit compensation deductions for health insurance providers and their affiliates. These rules could negatively impact our cash flow and tax liabilities. In addition, the ACA broadened the potential for penalties under the FCA for the knowing and improper retention of overpayments collected from government payors and reduced the timeline to file Medicare claims. As a result, we made significant investments in new resources to accelerate the time it takes us to identify, quantify and process overpayments and we deployed significant resources to reduce our timeline and improve our claims processing methods to ensure that our Medicare claims are filed in a timely fashion. However, we may be required to make additional investments in the future. Failure to timely identify and return overpayments may result in significant penalties, which could have a material adverse effect on our business, results of operations and financial condition. Failure to file a claim within the one year window could result in payment denials, adversely affecting our business, results of operations and financial condition.
With the ACA, new models of care emerge and evolve and other initiatives in the government or private sector may arise, which could adversely impact our business. For example, the CMS Innovation Center (Innovation Center) is currently working with various healthcare providers to develop, refine and implement Accountable Care Organizations (ACOs) and other innovative models of care for Medicare and Medicaid beneficiaries, including Bundled Payments for Care Improvement Initiative, CEC Model (which includes the development of ESRD Seamless Care Organizations), the Comprehensive Primary Care Initiative, the Duals Demonstration, and other models. We are currently participating in the CEC Model with the Innovation Center, including with organizations in Arizona, Florida, and adjacent markets in New Jersey and Pennsylvania. Our U.S. dialysis business may choose to participate in additional models either as a partner with other providers or independently. Even in areas where we are not directly participating in these or other Innovation Center models, some of our patients may be assigned to an ACO, another ESRD Care Model, or another program, in which case the quality and cost of care that we furnish will be included in an ACO’s, another ESRD Care Model’s, or other program’s calculations. Additionally, CMS instituted new screening procedures, as required by the ACA, which we expect will delay the Medicare contractor approval process, potentially causing a delay in reimbursement. We anticipate the new screening and enrollment requirements will require additional personnel and financial resources and will potentially delay the enrollment and revalidation of our centers which in turn will delay payment. These delays could adversely affect our business, results of operations and financial condition.
Other ACA reform measures allow CMS to place a moratorium on new enrollment of providers and to suspend payment to providers upon a credible allegation of fraud from any source. These types of reform measures, as well as other measures, could adversely affect our business, results of operations, and financial condition, depending on the scope and breadth of the implementing regulations.
There is also a considerable amount of uncertainty as to the prospective implementation of the ACA and what similar measures or other changes might be enacted at the federal and/or state level. There have been multiple attempts through legislative action and legal challenges to repeal or amend the ACA. In addition, the 2016 Presidential and Congressional elections and subsequent developments in 2017 have caused the future state of the exchanges and other ACA reforms to be unclear. While it does appear likely that there will be significant changes to the healthcare environment in the future, the specific changes and their timing are not yet apparent. As a result, there is considerable uncertainty regarding the future with respect to ACA reforms including the exchanges, and, indeed, many core aspects of the current health care marketplace. Previously enacted reforms as well as future changes could have a material adverse effect on our business, financial condition and results of operations, including, for example, by limiting the scope of coverage or the number of patients who are able to obtain coverage through the exchanges and other health insurance programs, lowering or eliminating the cost-sharing reduction subsidies under the ACA, lowering our reimbursement rates, and/or increasing our expenses.
In addition, CMS published an interim final rule that questioned the use of charitable premium assistance for ESRD patients and would have established new Conditions for Coverage standards for dialysis facilities that would have required facilities that provide education to patients seeking individual market health plans to notify such patients of potential coverage options and educate them about the benefits of each option. The interim final rule would have required facilities to ensure that insurers are informed of and have agreed to accept charitable assistance from a third party. In January 2017, a federal district court in Texas issued a preliminary injunction on CMS’ interim final rule and in June 2017, at the request of CMS, the court stayed the proceedings while CMS conducts new rulemaking proceedings. This and any other law, rule, or guidance issued by CMS or other regulatory or legislative authorities limiting or prohibiting the ability of patients with access to alternative coverage from selecting a marketplace plan on or off exchange, and/or otherwise limiting or prohibiting the use of charitable premium assistance, could have a material adverse effect on our business, results of operations, and financial condition.
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
We must comply with numerous federal and state laws and regulations governing the collection, dissemination, access, use, security and privacy of PHI, including HIPAA and its implementing privacy, security, and related regulations, as amended by the federal Health Information Technology for Economic and Clinical Health Act (HITECH) and collectively referred to as HIPAA. If we fail to comply with applicable privacy and security laws, regulations and standards, including with respect to third-party service providers that utilize sensitive personal information, including PHI, on our behalf, properly maintain the integrity of our data, protect our proprietary rights to our systems, or defend against cybersecurity attacks, it could harm our reputation or have a material adverse effect on our business, results of operations and financial condition. As set forth in applicable laws and regulations, we are required to report known privacy breaches to the Office of Civil Rights (OCR) and/or the appropriate state regulatory bodies. From time to time, we are subject to both federal and state inquiries related to HIPAA, HITECH and related state laws associated with complaints, desk audits, and self-reported breaches.
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
Any security breach involving the misappropriation, loss or other unauthorized disclosure or use of confidential information, including PHI, financial data, competitively sensitive information, or other proprietary data, whether by us or a third party, could have a material adverse effect on our business, financial condition, and results of operations and harm our reputation. We may be required to expend significant additional resources to modify our protective measures, to investigate and remediate vulnerabilities or other exposures, or to make required notifications. The occurrence of any of these events could, among other things, result in interruptions, delays, the loss or corruption of data, cessations in the availability of systems and liability under privacy and security laws, all of which could have a material adverse effect on our business, financial condition or results of operations, harm our reputation and trigger regulatory actions and private party litigation. If we are unable to protect the physical and electronic security and privacy of our databases and transactions, we could be subject to potential liability and regulatory action, our reputation and relationships with our patients and vendors would be harmed, and our business, results of operations and financial condition could be materially and adversely affected. Failure to adequately protect and maintain the integrity of our information systems (including our networks) and data, or to defend against cybersecurity attacks, could subject us to monetary fines, civil suits, civil penalties or criminal sanctions and requirements to disclose the breach publicly, and could further result in a material adverse effect on our business, results of operations and financial condition or harm our reputation. As malicious cyber activity escalates, including activity that originates outside of the United States, the risks we face relating to transmission of data and our use of service providers outside of our network, as well as the storing or processing of data within our network, intensify. There have been increased federal and state HIPAA and other privacy and security enforcement efforts and we expect this trend to continue. While we maintain cyber liability insurance, this insurance may not cover us for all losses and may not be sufficient to protect us against all losses.
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
Acquisitions, patient retention and medical director and physician retention are an important part of our growth strategy. We face intense competition from other companies for acquisition targets. In our U.S. dialysis business, we continue to face increased competition from large and medium-sized providers, which compete directly with us for acquisition targets as well as for individual patients and medical directors. In addition, as we continue our international dialysis expansion into various international markets, we will face competition from large and medium-sized providers for these acquisition targets as well. Because of the ease of entry into the dialysis business and the ability of physicians to be medical directors for their own centers, competition for growth in existing and expanding markets is not limited to large competitors with substantial financial resources. Individual nephrologists have opened their own dialysis units or facilities. In addition, Fresenius USA, our largest competitor, manufactures a full line of dialysis supplies and equipment in addition to owning and operating dialysis centers. This may give it cost advantages over us because of its ability to manufacture its own products. If we are not able to continue to make acquisitions, continue to maintain acceptable levels of non-acquired growth, or if we face significant patient attrition to our competitors or if a physician chooses not to refer to DaVita, it could adversely affect our business, results of operations and financial condition.
Our ability to effectively provide the services we offer could be negatively impacted if certain of our suppliers do not meet our needs, if there are material price increases, or if we are unable to effectively access new technology, which could have a material adverse effect on our business, results of operations and financial condition.
We have significant suppliers that are either the sole or primary source of products critical to the services we provide, including Amgen, Baxter, Fresenius USA, NxStage Medical, Inc. and others or to which we have committed obligations to make purchases. If any of these suppliers do not meet our needs for the products they supply, including in the event of a product recall, shortage or dispute, and we are not able to find adequate alternative sources, if we experience material price increases from these suppliers that we are unable to mitigate, or if some of the drugs that we purchase are not reimbursed or not adequately reimbursed by commercial payors or through the bundled payment rate by Medicare, our business, results of operations and financial condition could be materially reduced. In addition, the technology related to the products critical to the services we provide is subject to new developments which may result in superior products. If we are not able to access superior products on a cost-effective basis or if suppliers are not able to fulfill our requirements for such products, we could face patient attrition which could have a material adverse effect on our business, results of operations and financial condition.
DMG operates in a different line of business from our historical business, and we face challenges managing DMG and may not realize anticipated benefits.
DMG operates in a different line of business from our historical business. We may not have the expertise, experience and resources to pursue all of our businesses at once, and we may be unable to successfully operate all businesses in the combined company. The administration of DMG requires implementation of appropriate operations, management, and financial reporting systems and controls. We experience difficulties in effectively implementing these and other systems. The management of

DMG requires and will continue to require the focused attention of our management team, including a significant commitment of its time and resources. The need for management to focus on these matters could have a material adverse effect on our business, results of operations and financial condition. If the DMG operations are less profitable than we currently anticipate or we do not have the experience, the appropriate expertise or the resources to pursue all businesses in the combined company, our results of operations and financial condition may be materially and adversely affected, and in that regard, we have taken goodwill impairment charges of $492 million in total and may continue incurring additional impairment charges.
Laws regulating the corporate practice of medicine could restrict the manner in which DMG and other subsidiaries of ours are permitted to conduct their respective business, and the failure to comply with such laws could subject these entities to penalties or require a restructuring of these businesses
Some states have laws that prohibit business entities, such as DMG and other subsidiaries of ours, including but not limited to, Nephrology Practice Solutions, Paladina Health, DaVita Health Solutions, VillageHealth, and Lifeline, from practicing medicine, employing physicians to practice medicine, exercising control over medical decisions by physicians (also known collectively as the corporate practice of medicine) or engaging in certain arrangements, such as fee-splitting, with physicians. In some states these prohibitions are expressly stated in a statute or regulation, while in other states the prohibition is a matter of judicial or regulatory interpretation. Of the states in which DMG currently operates, California, Colorado, Nevada and Washington generally prohibit the corporate practice of medicine, and other states may as well.
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
The integration of acquisitions and addition of new business lines into our internal control over financial reporting has required and will continue to require significant time and resources from our management and other personnel and has increased, and will continue to, increase our compliance costs. Failure to maintain an effective internal control environment could have a material adverse effect on our ability to accurately report our financial results and the market’s perception of our business and our stock price.
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
Approximately 33% of our dialysis services revenues for the six months ended June 30, 2017 were generated from patients who have commercial payors (including hospital dialysis services) as their primary payor. The majority of these patients have insurance policies that pay us on terms and at rates that are generally significantly higher than Medicare rates. The payments we receive from commercial payors generate nearly all of our profit and all of our nonacute dialysis profits come from commercial payors. We continue to experience downward pressure on some of our commercial payment rates as a result of general conditions in the market, including as employers shift to less expensive options for medical services, recent and future consolidations among commercial payors, increased focus on dialysis services and other factors. In addition, many commercial payors that sell individual plans both on and off exchange have publicly announced losses in the marketplace. These payors may seek discounts on rates for marketplace plans on and off exchange. There is no guarantee that commercial payment rates will not be materially lower in the future.
We are continuously in the process of negotiating existing and potential new agreements with commercial payors who aggressively negotiate terms with us. Sometimes many significant agreements are being renegotiated at the same time. In the event that our continual negotiations result in overall commercial rate reductions in excess of overall commercial rate increases, the cumulative effect could have a material adverse effect on our business, results of operations and financial condition. Consolidations have significantly increased the negotiating leverage of commercial payors. Our negotiations with payors are also influenced by competitive pressures, and we may experience decreased contracted rates with commercial payors or experience decreases in patient volume as our negotiations with commercial payors continue. In addition to downward pressure on contracted commercial payor rates, payors have been attempting to design and implement plans to restrict access to coverage, and the duration and/or the breadth of benefits, which may result in decreased payments. In addition, payors have been attempting to impose restrictions and limitations on patient access to commercial exchange plans and non-contracted or out-of-network providers, and in some circumstances designate our centers as out-of-network providers. Rates for commercial exchange products and out-of-network providers are on average higher than rates for government products and in-network providers, respectively. In 2017, a number of commercial payors incorporated policies into their provider manuals refusing to accept charitable premium assistance from bona fide non-profit organizations, such as the American Kidney Fund, which may impact the number of patients who are able to afford commercial exchange plans. We also believe commercial payors have or will begin to restructure their benefits to create disincentives for patients to select or remain with out-of-network providers and to decrease payment rates for out-of-network providers. Decreases in the number of patients with commercial exchange plans, decreases in out-of-network rates and restrictions on out-of-network access, our turning away new patients in instances where we are unable to come to agreement on rates, or decreases in contracted rates could result in a significant decrease in our overall revenues derived from commercial payors. If the average rates that commercial payors pay us decline significantly, or if we see a decline in commercial patients, it would have a material adverse effect on our business, results of operations and financial condition. For additional details regarding specific risks we face regarding regulatory changes that could result in fewer patients covered under commercial plans or an increase of patients covered under more restrictive commercial plans with lower reimbursement rates, see the discussion in the risk factor under the heading “Healthcare reform could have a material adverse effect on our business, financial condition and results of operations.”
If the number of patients with higher-paying commercial insurance declines, it could have a material adverse effect on our business, results of operations and financial condition.
Our revenue levels are sensitive to the percentage of our patients with higher-paying commercial insurance coverage. A patient’s insurance coverage may change for a number of reasons, including changes in the patient’s or a family member’s employment status. Many patients with commercial and government insurance rely on financial assistance from charitable organizations, such as the American Kidney Fund. However, certain payors are challenging our patients’ and other providers’ patients' ability to utilize assistance from charitable organizations for the payment of premiums, including through litigation and other legal proceedings. Regulators have also questioned the use of charitable premium assistance for ESRD patients, including CMS, which had issued an interim final rule on charitable premium assistance in December 2016. In January 2017, a federal district court in Texas issued a preliminary injunction on CMS’ interim final rule and in June 2017, at the request of CMS, the court stayed the proceedings while CMS conducts new rulemaking proceedings. CMS or another regulatory agency or legislative authority may issue a new rule or guidance that challenges charitable premium assistance. If any of these challenges to kidney patients’ use of premium assistance are successful or restrictions are imposed on the use of financial assistance from such charitable organizations such that kidney patients are unable to obtain, or continue to receive or receive for a limited duration, such financial assistance, it could have a material adverse effect on our business, results of operations and financial condition.
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
Approximately 42% of our dialysis services revenues for the six months ended June 30, 2017 were generated from patients who have Medicare as their primary payor. For patients with Medicare coverage, all ESRD payments for dialysis treatments are made under a single bundled payment rate which provides a fixed payment rate to encompass all goods and services provided during the dialysis treatment, including pharmaceuticals that were historically separately reimbursed to the dialysis providers, such as EPO, vitamin D analogs and iron supplements, irrespective of the level of pharmaceuticals administered or additional services performed. Most lab services are also included in the bundled payment. Under the ESRD Prospective Payment System (PPS), the bundled payments to a dialysis facility may be reduced by as much as 2% based on the facility’s performance in specified quality measures set annually by CMS through the ESRD Quality Incentive Program, which was established by the Medicare Improvements for Patients and Providers Act of 2008. The bundled payment rate is also adjusted for certain patient characteristics, a geographic usage index and certain other factors.
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

•
Risk that, if our clinical systems fail to accurately capture the data we report to CMS in connection with claims for which at least part of the government’s payments to us is based on clinical performance or patient outcomes or co-morbidities, we might be over-reimbursed by the government, which could subject us to certain liability. For example, CMS published a final rule that implemented a provision of the ACA, requiring providers to report and return Medicare and Medicaid overpayments within the later of (a) 60 days after the overpayment is identified, or (b) the date any corresponding cost report is due, if applicable. An overpayment impermissibly retained under this statute could subject us to liability under the FCA, exclusion, and penalties under the federal Civil Monetary Penalty statute.

For additional details regarding the risks we face for failing to adhere to our Medicare and Medicaid regulatory compliance obligations, see the risk factor below under the heading “If we fail to adhere to all of the complex government laws and regulations that apply to our business, we could suffer severe consequences that could have a material adverse effect on our business, results of operations, financial condition and stock price.”
Changes in state Medicaid or other non-Medicare government-based programs or payment rates could have a material adverse effect on our business, results of operations and financial condition.
Approximately 25% of our dialysis services revenues for the six months ended June 30, 2017 were generated from patients who have state Medicaid or other non-Medicare government-based programs, such as coverage through the Department of Veterans Affairs (VA), as their primary coverage. As state governments and other governmental organizations face increasing budgetary pressure, we may in turn face reductions in payment rates, delays in the receipt of payments, limitations on enrollee eligibility or other changes to the applicable programs. For example, certain state Medicaid programs and the VA have recently considered, proposed or implemented payment rate reductions.
The VA adopted Medicare’s bundled PPS pricing methodology for any veterans receiving treatment from non-VA providers under a national contracting initiative. Since we are a non-VA provider, these reimbursements are tied to a percentage of Medicare reimbursement, and we have exposure to any dialysis reimbursement changes made by CMS. Approximately 3% of our dialysis services revenues for the six months ended June 30, 2017 were generated by the VA.
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
Additionally, evaluations on the utilization and reimbursement for ESAs, which have occurred in the past and may occur in the future, and related actions by the U.S. Congress and federal agencies, could result in further restrictions on the utilization and reimbursement for ESAs. Commercial payors have increasingly examined their administration policies for EPO and, in some cases, have modified those policies. Changes in labeling of EPO and other pharmaceuticals in a manner that alters physician practice patterns, whom are the ultimate determiners of EPO dosing or accepted clinical practices, and/or changes in private and governmental payment criteria, including the introduction of EPO administration policies could have a material adverse effect on our business, results of operations and financial condition. Further increased utilization of EPO for patients for whom the cost of EPO is included in a bundled reimbursement rate, or further decreases in reimbursement for EPO and other pharmaceuticals that are not included in a bundled reimbursement rate, could also have a material adverse effect on our business, results of operations and financial condition.
Additionally, we may be subject to increased inquiries or audits from a variety of governmental bodies or claims by third parties. Although we believe our anemia management practices and other pharmaceutical administration practices have been compliant with existing laws and regulations, increased inquiries or audits from governmental bodies or claims by third parties would require management’s attention, and could result in significant legal expense. Any negative findings could result in substantial financial penalties or repayment obligations, the imposition of certain obligations on and changes to our practices and procedures as well as the attendant financial burden on us to comply with the obligations, or exclusion from future participation in the Medicare and Medicaid programs, and could have a material adverse effect on our business, results of operations and financial condition.
If we fail to comply with our Corporate Integrity Agreement, we could be subject to substantial penalties and exclusion from participation in federal healthcare programs that could have a material adverse effect on our business, results of operations and financial condition.
In October 2014, we entered into a Settlement Agreement with the United States and relator David Barbetta to resolve the then pending 2010 and 2011 U.S. Attorney physician relationship investigations and paid $406 million in settlement amounts, civil forfeiture, and interest to the United States and certain states. In connection with the resolution of these matters, and in exchange for the OIG’s agreement not to exclude us from participating in the federal healthcare programs, we have entered into a five-year CIA with the OIG. The CIA (i) requires that we maintain certain elements of our compliance programs; (ii) imposes certain expanded compliance-related requirements during the term of the CIA; (iii) requires ongoing monitoring and reporting by an independent monitor, imposes certain reporting, certification, records retention and training obligations, allocates certain oversight responsibility to the Board’s Compliance Committee, and necessitates the creation of a Management Compliance Committee and the retention of an independent compliance advisor to the Board; and (iv) contains certain business restrictions related to a subset of our joint venture arrangements, including our agreeing to (1) unwind 11 joint venture transactions that were created through partial divestitures to, or partial acquisitions from, nephrologists, and that cover 26 of our 2,119 clinics that existed at the time we entered into the Settlement Agreement, all of which have been completed, (2) not enter into certain types of partial divestiture joint venture transactions with nephrologists during the term of the CIA, (3) non-enforcement of certain patient-related non-solicitation restrictions, and (4) certain other restrictions. The costs associated with compliance with the CIA could be substantial and may be greater than we currently anticipate. In addition, in the event of a breach of the CIA, we could become liable for payment of certain stipulated penalties, and could be excluded from participation in federal healthcare programs. The OIG notified us that it considered us to be previously in breach of the CIA because of three implementation deficiencies. While we have remediated the deficiencies and have paid certain stipulated penalties, we cannot provide any assurances that we may not be found in breach of the CIA in the future. In general, the costs associated with compliance with the CIA, or any liability or consequences associated with a breach, could have a material adverse effect on our business, results of operations and financial condition. For our domestic dialysis business, we are required under the CIA to report to the OIG (i) probable violations of criminal, civil or administrative laws applicable to any federal health care program for which penalties or exclusions may be authorized under applicable laws and regulations; (ii) substantial overpayments of amounts of money we have received in excess of the amounts due and payable under the federal healthcare program requirements; and (iii) employment of or contracting with individuals ineligible from participating in the federal healthcare programs (we refer to these collectively as Reportable Events). We have provided the OIG notice of Reportable Events, and we may identify and report additional events in the future. If any of our operations are found to violate government laws and regulations, we could suffer severe consequences that could have a material adverse effect on our business, results of operations, financial condition and stock price, including those consequences described under the risk factor “If we fail to adhere to all of the complex government laws and regulations that apply to our business, we could suffer severe consequences that could have a material adverse effect on our business, results of operations, financial condition and stock price.”
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
As of June 30, 2017, we owned a controlling interest in numerous dialysis-related joint ventures, which represented approximately 24% of our dialysis and related lab services revenues for the six months ended June 30, 2017. In addition, we also owned noncontrolling equity investments in several other dialysis related joint ventures. We may continue to increase the number of our joint ventures. Many of our joint ventures with physicians or physician groups also have certain physician owners providing medical director services to centers we own and operate. Because our relationships with physicians are governed by the federal and state anti-kickback statutes, we have sought to structure our joint venture arrangements to satisfy as many federal safe harbor requirements as we believe are commercially reasonable. However, although our joint venture arrangements do not satisfy all of the elements of any safe harbor under the federal Anti-Kickback Statute, they are not automatically prohibited under the federal Anti-Kickback Statute but are susceptible to government scrutiny. For example, in October 2014, we entered into a Settlement Agreement with the United States and relator David Barbetta to resolve the then pending 2010 and 2011 U.S. Attorney physician relationship investigations regarding certain of our joint ventures and paid $406 million in settlement amounts, civil forfeiture, and interest to the United States and certain states. For further details, see “If we fail to comply with our Corporate Integrity Agreement, we could be subject to substantial penalties and exclusion from participation in federal healthcare programs that could have a material adverse effect on our business, results of operations and financial condition”.
There are significant estimating risks associated with the amount of dialysis revenues and related refund liabilities that we recognize, and if our estimates of revenues and related refund liabilities are materially inaccurate, it could impact the timing and the amount of our revenues recognition or have a material adverse effect on our business, results of operations and financial condition.
There are significant estimating risks associated with the amount of dialysis and related lab services revenues and related refund liabilities that we recognize in a reporting period. The billing and collection process is complex due to ongoing insurance coverage changes, geographic coverage differences, differing interpretations of contract coverage and other payor issues. Determining applicable primary and secondary coverage for approximately 194,600 U.S. patients at any point in time, together with the changes in patient coverage that occur each month, requires complex, resource-intensive processes. Errors in determining the correct coordination of benefits may result in refunds to payors. Revenues associated with Medicare and Medicaid programs are also subject to estimating risk related to the amounts not paid by the primary government payor that will ultimately be collectible from other government programs paying secondary coverage, the patient’s commercial health plan secondary coverage or the patient. Collections, refunds and payor retractions typically continue to occur for up to three years and longer after services are provided. We generally expect our range of dialysis and related lab services revenues estimating risk to be within 1% of net revenues for the segment. If our estimates of dialysis and related lab services revenues and related refund liabilities are materially inaccurate, it could impact the timing and the amount of our revenues recognition and have a material adverse impact on our business, results of operations and financial condition.
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
If there are shortages of skilled clinical personnel, or if changes to state staffing ratios are implemented with which we are required to comply, we may experience disruptions in our business operations and increases in operating expenses, among other things, which could have a material adverse effect on our business, results of operations and financial condition.
We are experiencing increased labor costs and difficulties in hiring nurses due to a nationwide shortage of skilled clinical personnel. We compete for nurses with hospitals and other healthcare providers. This nursing shortage may limit our ability to expand our operations. In addition, if we experience a higher than normal turnover rate for our skilled clinical personnel, our operations and treatment growth may be negatively impacted, which could adversely affect our business, results of operations and financial condition.
In addition, currently proposed and/or future legislation or policy changes could impose additional requirements on our operations, including increases in the required staffing levels or staffing ratios for clinical personnel. For example, SB 349 is a bill that was introduced in the California legislature that, if passed and signed into law in its current form, would among other things mandate staffing ratios for nurses, technicians, dietitians, and social workers as well as minimum transition times between treatments. These changes would likely increase our operating expense and impact our ability to staff our clinics to the new, elevated staffing levels, in particular given the ongoing nationwide shortage of healthcare workers, especially nurses. Any of these events or circumstances could materially increase our operating costs, require us to close dialysis centers or reduce shifts, and could have a material adverse effect on our employee relations, treatment growth, productivity, business, results of operations and financial condition.
Our business is labor intensive and could be materially adversely affected if we are unable to maintain satisfactory relations with our employees or if union organizing activities or legislative changes result in significant increases in our operating costs or decreases in productivity.
Our business is labor intensive, and our financial and operating results are subject to variations in labor-related costs, productivity and the number of pending or potential claims against us related to labor and employment practices. Political efforts at the national or local level could result in actions or proposals that increase the likelihood or success of union organizing activities at our facilities and union organizing activities could increase for other reasons. Labor and employment claims, including the filing of class action suits, or work stoppages, wages and benefits or adverse outcomes of these types of claims could trend upwards. Any of these events or circumstances could have a material adverse effect on our employee relations, treatment growth, productivity, business, results of operations and financial condition.
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
Approximately 83% of DMG’s revenue for the six months ended June 30, 2017 is derived from fixed per member per month (PMPM) fees paid by health plans under capitation agreements with DMG or its associated physician groups. While there are variations specific to each arrangement, DMG, through DaVita Health Plan of California, Inc. (DHPC), a subsidiary of HealthCare Partners Holdings, LLC and a restricted Knox-Keene licensed entity, and, in certain instances, DMG’s associated physician groups generally contract with health plans to receive a PMPM fee for professional services and assume the financial responsibility for professional services only. In some cases, the health plans separately enter into capitation contracts with third parties (typically hospitals) who receive directly a PMPM fee and assume contractual financial responsibility for hospital services. In other cases, the health plan does not pay any portion of the PMPM fee to the hospital, but rather administers claims for hospital expenses itself. In both scenarios, DMG enters into managed care-related administrative services agreements or similar arrangements with those third parties (typically hospitals) under which DMG agrees to be responsible for utilization review, quality assurance, and other managed care-related administrative functions and claim payments. As compensation for such administrative services, DMG is entitled to receive a percentage of the amount by which the institutional capitation revenue received from health plans exceeds institutional expenses; any such risk-share amount to which DMG is entitled is recorded as medical revenues, and DMG is also responsible for a percentage of any short-fall in the event that institutional expenses exceed institutional revenues. To the extent that members require more care than is anticipated, aggregate fixed PMPM amounts, or capitation payments, may be insufficient to cover the costs associated with treatment. If medical expenses exceed estimates, except in very limited circumstances, DMG will not be able to increase the PMPM fee received under these risk agreements during their then-current terms and could, directly or indirectly through its contracts with its associated physician groups, suffer losses with respect to such agreements.
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
We have taken impairment charges against the goodwill of several of our DMG reporting units in four of the seven quarters since the fourth quarter of 2015 based on continuing developments in our DMG business, including recent annual updates to Medicare Advantage benchmark reimbursement rates, changes in our expectations concerning future government reimbursement rates and our expected ability to mitigate them, medical cost and utilization trends, underperformance of certain at-risk reporting units and other market conditions. We may also need to take additional goodwill impairment charges against earnings in a future period, depending on the impact of continuing developments on the value of our DMG reporting units. A goodwill impairment occurs when the carrying amount of a reporting unit’s goodwill is in excess of its implied fair value, and the amount of such non-cash charge, if any, could be significant. In estimating the fair value of our DMG reporting units, we update our forecasts for our at-risk DMG reporting units to reflect the expected future cash flows that we believe market participants would use in determining fair values of our DMG reporting units if they were to acquire these businesses. We and our independent advisors also use certain estimates and key assumptions in determining the estimate of these fair values, including applicable market multiples, discount and long-term growth rates, market data and future reimbursement rates. Our estimates of the fair value of our DMG reporting units could differ from the actual values that a market participant would pay for these reporting units.
DMG’s Medicare Advantage revenues may continue to be volatile in the future, which could have a material adverse impact on DMG’s business, results of operations and financial condition
The ACA contains a number of provisions that negatively impact Medicare Advantage plans, each of which could have a material adverse effect on DMG’s business, results of operations and financial condition. These provisions include the following:

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

The 2016 Presidential and Congressional elections, and recent legislative efforts to enact further healthcare reform legislation, have caused the future state of the exchanges and other ACA reforms to be unclear. While specific changes and their timing are not yet apparent, enacted reforms and future legislative changes could have a material adverse effect on DMG’s business, results of operations and financial condition.
There is also uncertainty regarding both Medicare Advantage payment rates and beneficiary enrollment, which, if reduced, would reduce DMG’s overall revenues and net income. For example, although the Congressional Budget Office (CBO) predicted in 2010 that Medicare Advantage participation would drop substantially by 2020, the CBO has more recently predicted, without taking into account potential future reforms, that enrollment in Medicare Advantage (and other contracts covering Medicare Parts A and B) could reach 31 million by 2027. Although Medicare Advantage enrollment increased by approximately 5.6 million, or by 50%, between the enactment of the ACA in 2010 and 2015, there can be no assurance that this trend will continue. Further, fluctuation in Medicare Advantage payment rates are evidenced by CMS’s annual announcement of the expected average change in revenue from the prior year: for 2017, CMS announced an average increase of 0.85%; and for 2018, 0.45%. Uncertainty over Medicare Advantage enrollment and payment rates present a continuing risk to DMG’s business.
According to the Kaiser Family Foundation (KFF), Medicare Advantage enrollment continues to be highly concentrated among a few payors, both nationally and in local markets. In 2017, the KFF reported that three payors together account for more than half of Medicare Advantage enrollment; eight firms account for approximately 75% of the market; and in 439 counties in 26 states, only one company offers Medicare Advantage plans, an indicator that those markets may lack competition. In 2016 and 2017, mergers between major Medicare Advantage carriers have been subject to regulatory review. Consolidation among Medicare Advantage plans, or the Medicare program’s failure to attract additional plans to participate in the Medicare Advantage program, could have a material adverse effect on DMG’s business, results of operations and financial condition.
DMG’s operations are dependent on competing health plans and, at times, a health plan’s and DMG’s economic interests may diverge.
For the six months ended June 30, 2017, 66% of DMG’s consolidated capitated medical revenues were earned through contracts with three health plans.
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
As a result of the ACA, the level of reimbursement each health plan receives from CMS is dependent, in part, upon the quality rating of the Medicare plan. Such ratings impact the percentage of any cost savings rebate and any bonuses earned by such health plan. Since a significant portion of DMG’s revenue is expected to be calculated as a percentage of CMS reimbursements received by these health plans with respect to DMG members, reductions in the quality ratings of a health plan that DMG serves could have a material adverse effect on its business, results of operations and financial condition.

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
DMG faces certain competitive threats based on certain features of the Medicare programs, including the following:

•
As a result of the direct and indirect impacts of the ACA, many Medicare beneficiaries may decide that an original Medicare FFS program is more attractive than a Medicare Advantage plan. As a result, enrollment in the health plans DMG serves may decrease.

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

•
The annual enrollment process and subsequent lock-in provisions of the ACA may adversely affect DMG’s level of revenue growth as it will limit the ability of a health plan to market to and enroll new Medicare beneficiaries in its established service areas outside of the annual enrollment period.

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
The ACA established the Medicare Shared Savings Program (MSSP) for ACOs, which took effect in January 2012. Under the MSSP, eligible organizations are accountable for the quality, cost and overall care of Medicare beneficiaries assigned to an ACO and may be eligible to share in any savings below a specified benchmark amount. The Secretary of HHS is also authorized, but not required, to use capitation payment models with ACOs. DMG has formed an MSSP ACO through a subsidiary, which operates in California, Florida, and Nevada and is evaluating whether to participate in more ACOs in the future. The continued development and expansion of ACOs will have an uncertain impact on DMG’s revenue and profitability. DaVita Kidney Care is also participating as a dialysis provider in Arizona, Florida, New Jersey, and Pennsylvania for the Innovation Center’s CEC Model.
The ACO programs are relatively new and therefore operational and regulatory guidance is limited. It is possible that the operations of DMG’s subsidiary ACO may not fully comply with current or future regulations and guidelines applicable to ACOs, may not achieve quality targets or cost savings, or may not attract or retain sufficient physicians or patients to allow DMG to meet its objectives. Additionally, poor performance could put the DMG ACO at financial risk with a potential obligation to CMS. Traditionally, other than fee-for-service billing by the medical clinics and healthcare facilities operated by DMG, DMG has not directly contracted with CMS and has not operated any health plans or provider sponsored networks. Therefore, DMG may not have the necessary experience, systems or compliance to successfully achieve a positive return on its investment in the ACO or to avoid financial or regulatory liability. DMG believes that its historical experience with fully delegated managed care will be applicable to operation of its subsidiary ACO, but there can be no such assurance.
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
Due to potential decreased availability of healthcare through private employers, the number of patients who are uninsured or participate in governmental programs may increase. The ACA has increased the participation of individuals in the Medicaid program in states that elected to participate in the expanded Medicaid coverage. A shift in payor mix from managed care and other private payors to government payors as well as an increase in the number of uninsured patients may result in a reduction in the rates of reimbursement to DMG or an increase in uncollectible receivables or uncompensated care, with a corresponding decrease in net revenue. Changes in the eligibility requirements for governmental programs such as the Medicaid program under the ACA and state decisions on whether to participate in the expansion of such programs also could increase the number of patients who participate in such programs and the number of uninsured patients. Even for those patients who remain in private insurance plans, changes to those plans could increase patient financial responsibility, resulting in a greater risk of uncollectible receivables. These factors and events could have a material adverse effect on DMG’s business, results of operations and financial condition.
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
Most of our outstanding employee stock-based compensation awards include a provision accelerating the vesting of the awards in the event of a change of control. We also maintain a change of control protection program for our employees who do not have a significant number of stock awards, which has been in place since 2001, and which provides for cash bonuses to the employees in the event of a change of control. Based on the market price of our common stock and shares outstanding on June 30, 2017, these cash bonuses would total approximately $488 million if a change of control transaction occurred at that price and our Board of Directors did not modify this program. These change of control provisions may affect the price an acquirer would be willing to pay for our Company.
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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
(c) Share repurchases
The following table summarizes the Company’s repurchases of its common stock during the second quarter of 2017:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
Period
April 1-30, 2017	—	—	—	677.1
May 1-31, 2017	2,922,760	$64.75	2,922,760	487.9
June 1-30, 2017	651,813	65.08	651,813	445.4
Total	3,574,573	$64.81	3,574,573

On July 13, 2016, our Board of Directors approved share repurchases in the amount of approximately $1.2 billion. These share repurchases were in addition to the approximately $259 million remaining at that time under our Board of Directors’ prior share repurchase authorization announced in April 2015. We are authorized to make purchases from time to time in the open market or in privately negotiated transactions, depending upon market conditions and other considerations. During the quarter ended June 30, 2017, we repurchased a total of 3,574,573 shares of our common stock for $232 million, or an average price of $64.81 per share. As of June 30, 2017, we have a total of approximately $445 million in outstanding Board repurchase authorizations. We have not repurchased any shares from July 1, 2017 through August 1, 2017. Although these share repurchase authorizations have no expiration dates, we are subject to share repurchase limitations under the terms of the senior secured credit facilities and the indentures governing our senior notes.
Items 3, 4 and 5 are not applicable

Item 6.            Exhibits
(a) Exhibits

Exhibit
Number

10.1	Employment Agreement, effective April 27, 2016, by and between DaVita Inc. and Kathleen A. Waters. ✓

12.1	Ratio of earnings to fixed charges. ✓

31.1	Certification of the Chief Executive Officer, dated August 1, 2017, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

31.2	Certification of the Chief Financial Officer, dated August 1, 2017, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

32.1	Certification of the Chief Executive Officer, dated August 1, 2017, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

32.2	Certification of the Chief Financial Officer, dated August 1, 2017, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

101.INS	XBRL Instance Document. ✓

101.SCH	XBRL Taxonomy Extension Schema Document. ✓

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. ✓

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. ✓

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. ✓

101.PRE	XBRL Taxonomy Extension Presentation, Linkbase Document. ✓

✓	Filed herewith.
*	Portions of this exhibit are subject to a request for confidential treatment and have been redacted and filed separately with the SEC.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAVITA INC.

BY:	/s/ JAMES K. HILGER
James K. Hilger
Chief Accounting Officer*
Date: August 1, 2017

*	Mr. Hilger has signed both on behalf of the Registrant as a duly authorized officer and as the Registrant’s principal accounting officer.

INDEX TO EXHIBITS

Exhibit
Number

10.1	Employment Agreement, effective April 27, 2016, by and between DaVita Inc. and Kathleen A. Waters. ✓

12.1	Ratio of earnings to fixed charges. ✓

31.1	Certification of the Chief Executive Officer, dated August 1, 2017, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

31.2	Certification of the Chief Financial Officer, dated August 1, 2017, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

32.1	Certification of the Chief Executive Officer, dated August 1, 2017, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

32.2	Certification of the Chief Financial Officer, dated August 1, 2017, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

101.INS	XBRL Instance Document. ✓

101.SCH	XBRL Taxonomy Extension Schema Document. ✓

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. ✓

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. ✓

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. ✓

101.PRE	XBRL Taxonomy Extension Presentation, Linkbase Document. ✓

✓	Filed herewith.
*	Portions of this exhibit are subject to a request for confidential treatment and have been redacted and filed separately with the SEC.