Form 10-Q
period 2017-09-30
DAVITA INC.
filed 2017-11-07
CIK 927066

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

For the Quarterly Period Ended September 30, 2017
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 1-14106

DAVITA INC.

2000 16th Street
Denver, CO 80202
Telephone number (303) 405-2100

Delaware	51-0354549
(State of incorporation)	(I.R.S. Employer Identification No.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
As of November 3, 2017, the number of shares of the Registrant’s common stock outstanding was approximately 183.3 million shares.

DAVITA INC.

Note: Items 3, 4 and 5 of Part II are omitted because they are not applicable.

i

DAVITA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(dollars in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Patient service revenues	$2,746,257	$2,643,194	$8,030,102	$7,708,641
Less: Provision for uncollectible accounts	(123,760)	(115,555)	(352,228)	(336,188)
Net patient service revenues	2,622,497	2,527,639	7,677,874	7,372,453
Capitated revenues	1,016,365	872,538	2,956,479	2,660,532
Other revenues	283,969	330,399	863,238	996,378
Total net revenues	3,922,831	3,730,576	11,497,591	11,029,363
Operating expenses and charges:
Patient care costs and other costs	2,925,975	2,697,629	8,508,706	7,950,987
General and administrative	400,018	406,890	1,174,113	1,180,214
Depreciation and amortization	203,283	181,739	593,527	531,475
Provision for uncollectible accounts	(2,685)	3,773	(1,381)	9,856
Equity investment loss (income)	4,852	(4,237)	(2,697)	(5,119)
Goodwill and asset impairment charges	601,040	—	701,523	253,000
Gain on changes in ownership interests, net	(17,129)	(374,374)	(23,402)	(404,165)
Gain on settlement, net	—	—	(526,827)	—
Total operating expenses and charges	4,115,354	2,911,420	10,423,562	9,516,248
Operating (loss) income	(192,523)	819,156	1,074,029	1,513,115
Debt expense	(109,623)	(104,581)	(322,014)	(310,359)
Other income, net	4,370	1,876	13,866	8,067
(Loss) income before income taxes	(297,776)	716,451	765,881	1,210,823
Income tax (benefit) expense	(125,742)	104,301	276,005	366,011
Net (loss) income	(172,034)	612,150	489,876	844,812
Less: Net income attributable to noncontrolling interests	(42,442)	(40,818)	(129,654)	(122,664)
Net (loss) income attributable to DaVita Inc.	$(214,476)	$571,332	$360,222	$722,148
Earnings per share:
Basic net (loss) income per share attributable to DaVita Inc.	$(1.14)	$2.80	$1.89	$3.54
Diluted net (loss) income per share attributable to DaVita Inc.	$(1.14)	$2.76	$1.86	$3.48
Weighted average shares for earnings per share:
Basic	188,883,922	203,761,433	190,770,165	204,206,979
Diluted	188,883,922	206,961,450	193,546,245	207,643,794
 See notes to condensed consolidated financial statements.

DAVITA INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net (loss) income	$(172,034)	$612,150	$489,876	$844,812
Other comprehensive (loss) income, net of tax:
Unrealized losses on interest rate cap and swap agreements:
Unrealized losses on interest rate cap and swap agreements	(478)	(153)	(5,479)	(8,238)
Reclassifications of net rate cap and swap agreements realized losses into net (loss) income	1,265	388	3,793	1,301
Unrealized gains on investments:
Unrealized gains on investments	863	1,121	3,478	1,988
Reclassification of net investment realized gains into net (loss) income	(9)	(50)	(221)	(143)
Unrealized gains on foreign currency translation:
Foreign currency translation adjustments	29,143	(951)	91,546	5,386
Reclassification of foreign currency translation adjustment realized loss into net (loss) income	—	7,513	—	7,513
Other comprehensive income	30,784	7,868	93,117	7,807
Total comprehensive (loss) income	(141,250)	620,018	582,993	852,619
Less: Comprehensive income attributable to noncontrolling interests	(42,442)	(40,876)	(129,652)	(122,871)
Comprehensive (loss) income attributable to DaVita Inc.	$(183,692)	$579,142	$453,341	$729,748
 See notes to condensed consolidated financial statements.

DAVITA INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands, except per share data)

	September 30, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$846,110	$913,187
Short-term investments	137,358	310,198
Accounts receivable, less allowance of $221,329 and $252,056	2,091,074	1,917,302
Inventories	154,422	164,858
Other receivables	599,374	453,483
Prepaid and other current assets	205,211	210,604
Income taxes receivable	—	10,596
Total current assets	4,033,549	3,980,228
Property and equipment, net of accumulated depreciation of $3,151,402 and $2,832,160	3,386,056	3,175,367
Intangible assets, net of accumulated amortization of $1,084,682 and $940,731	1,451,033	1,527,767
Equity method and other investments	545,053	502,389
Long-term investments	120,129	103,679
Other long-term assets	61,642	44,510
Goodwill	9,415,877	9,407,317
	$19,013,339	$18,741,257
LIABILITIES AND EQUITY
Accounts payable	$566,918	$522,415
Other liabilities	928,123	856,847
Accrued compensation and benefits	775,280	815,761
Medical payables	400,259	336,381
Current portion of long-term debt	189,822	165,041
Income tax payable	14,391	—
Total current liabilities	2,874,793	2,696,445
Long-term debt	8,908,703	8,947,327
Other long-term liabilities	548,226	465,358
Deferred income taxes	685,598	809,128
Total liabilities	13,017,320	12,918,258
Commitments and contingencies
Noncontrolling interests subject to put provisions	1,026,890	973,258
Equity:
Preferred stock ($0.001 par value, 5,000,000 shares authorized; none issued)
Common stock ($0.001 par value, 450,000,000 shares authorized; 194,788,516 and 194,554,491 shares issued and 189,231,693 and 194,554,491 shares outstanding, respectively)	195	195
Additional paid-in capital	1,059,176	1,027,182
Retained earnings	4,070,535	3,710,313
Treasury stock (5,556,823 shares at September 30, 2017)	(348,801)	—
Accumulated other comprehensive income (loss)	3,476	(89,643)
Total DaVita Inc. shareholders’ equity	4,784,581	4,648,047
Noncontrolling interests not subject to put provisions	184,548	201,694
Total equity	4,969,129	4,849,741
	$19,013,339	$18,741,257
See notes to condensed consolidated financial statements.

DAVITA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Nine months ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$489,876	$844,812
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	593,527	531,475
Goodwill and asset impairment charges	701,523	253,000
Stock-based compensation expense	28,478	29,817
Deferred income taxes	(132,781)	48,778
Equity investment income, net	19,071	16,825
Gain on changes in ownership interests, net	(23,402)	(404,165)
Other non-cash charges	41,709	9,163
Changes in operating assets and liabilities, other than from acquisitions and divestitures:
Accounts receivable	(146,024)	(85,660)
Inventories	14,272	(13,045)
Other receivables and other current assets	(47,173)	(1,616)
Other long-term assets	(13,831)	31,081
Accounts payable	18,595	(45,507)
Accrued compensation and benefits	(60,063)	79,289
Other current liabilities	39,445	119,549
Income taxes	22,669	79,592
Other long-term liabilities	18,648	(12,126)
Net cash provided by operating activities	1,564,539	1,481,262
Cash flows from investing activities:
Additions of property and equipment	(639,829)	(575,243)
Acquisitions	(726,538)	(497,331)
Proceeds from asset and business sales	92,529	18,991
Purchase of investments available for sale	(9,882)	(9,041)
Purchase of investments held-to-maturity	(225,166)	(976,411)
Proceeds from sale of investments available for sale	5,822	8,636
Proceeds from investments held-to-maturity	398,765	743,941
Purchase of intangible assets	—	(75)
Purchase of equity investments	(3,014)	(11,629)
Proceeds from sale of equity investments	—	40,920
Distributions received on equity investments	80	—
Net cash used in investing activities	(1,107,233)	(1,257,242)
Cash flows from financing activities:
Borrowings	38,160,821	39,102,302
Payments on long-term debt and other financing costs	(38,269,284)	(39,201,204)
Purchase of treasury stock	(321,411)	(620,898)
Distributions to noncontrolling interests	(165,463)	(145,072)
Stock award exercises and other share issuances, net	15,781	18,515
Contributions from noncontrolling interests	51,156	35,524
Purchase of noncontrolling interests	(1,432)	(9,727)
Other	—	12,584
Net cash used in financing activities	(529,832)	(807,976)
Effect of exchange rate changes on cash and cash equivalents	5,449	(1,664)
Net decrease in cash and cash equivalents	(67,077)	(585,620)
Cash and cash equivalents at beginning of the year	913,187	1,499,116
Cash and cash equivalents at end of the period	$846,110	$913,496
See notes to condensed consolidated financial statements.

DAVITA INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)
(dollars and shares in thousands)

	Non- controlling interests subject to put provisions	DaVita Inc. Shareholders’ Equity								Non- controlling interests not subject to put provisions
				Additional paid-in capital				Accumulated other comprehensive (loss) income
		Common stock			Retained earnings	Treasury stock
		Shares	Amount			Shares	Amount		Total
Balance at December 31, 2015	$864,066	217,120	$217	$1,118,326	$4,356,835	(7,366)	$(544,772)	$(59,826)	$4,870,780	$213,392
Comprehensive income:
Net income	99,834				879,874				879,874	53,374
Other comprehensive loss								(29,817)	(29,817)	190
Stock purchase shares issued		438	1	23,902		—	—		23,903
Stock unit shares issued		4	—	(19,815)		276	19,815		—
Stock-settled SAR shares issued		218	—	(36,685)		513	36,685		—
Stock-settled stock-based compensation expense				37,970					37,970
Excess tax benefits from stock awards exercised				13,251					13,251
Changes in noncontrolling interest from:
Distributions	(111,092)									(81,309)
Contributions	33,517									14,073
Acquisitions and divestitures	28,874			3,423					3,423	2,585
Partial purchases	(6,660)			(13,105)					(13,105)	(1,747)
Fair value remeasurements	65,855			(65,855)					(65,855)
Reclassifications and expirations of puts	(1,136)									1,136
Purchase of treasury stock						(16,649)	(1,072,377)		(1,072,377)
Retirement of treasury stock		(23,226)	(23)	(34,230)	(1,526,396)	23,226	1,560,649		—
Balance at December 31, 2016	$973,258	194,554	$195	$1,027,182	$3,710,313	—	$—	$(89,643)	$4,648,047	$201,694
Comprehensive income:
Net income	83,000				360,222				360,222	46,654
Other comprehensive income								93,119	93,119	(2)
Stock unit shares issued		114	—	(94)					(94)
Stock-settled SAR shares issued		121	—	—					—
Stock-settled stock-based compensation expense				28,463					28,463
Changes in noncontrolling interest from:
Distributions	(102,205)								—	(63,258)
Contributions	40,937								—	10,219
Acquisitions and divestitures	35,456			(708)					(708)	(8,550)
Partial purchases	(1,544)			195					195	(83)
Fair value remeasurements	(4,138)			4,138					4,138
Reclassifications and expirations of puts	2,126									(2,126)
Purchase of treasury stock						(5,557)	(348,801)		(348,801)
Balance at September 30, 2017	$1,026,890	194,789	$195	$1,059,176	$4,070,535	(5,557)	$(348,801)	$3,476	$4,784,581	$184,548
 See notes to condensed consolidated financial statements

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars and shares in thousands, except per share data)

Unless otherwise indicated in this Quarterly Report on Form 10-Q "the Company", "we", "us", "our" and similar terms refer to DaVita Inc. and its consolidated subsidiaries.

1.	Condensed consolidated interim financial statements
The condensed consolidated interim financial statements included in this report are prepared by the Company without audit. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations are reflected in these condensed consolidated interim financial statements. All significant intercompany accounts and transactions have been eliminated. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The most significant estimates and assumptions underlying these financial statements and accompanying notes generally involve revenue recognition and accounts receivable, contingencies, impairments of goodwill and other long-lived assets, fair value estimates, accounting for income taxes, variable compensation accruals, consolidation of variable interest entities, purchase accounting valuation estimates, long-term incentive program compensation and medical liability claims. The results of operations for the nine months ended September 30, 2017 are not necessarily indicative of the operating results for the full year. The condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Prior year balances and amounts have been reclassified to conform to the current year presentation. The Company has evaluated subsequent events through the date these condensed consolidated financial statements were issued and has included all necessary adjustments and disclosures.

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

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

The reconciliations of the numerators and denominators used to calculate basic and diluted earnings per share were as follows:

	Three months ended September 30,				Nine months ended September 30,
	2017		2016		2017		2016
Basic:
Net (loss) income attributable to DaVita Inc.	$(214,476)		$571,332		$360,222		$722,148
Weighted average shares outstanding during the period	191,078		205,955		192,964		206,401
Contingently returnable shares held in escrow from the DaVita HealthCare Partners merger	(2,194)		(2,194)		(2,194)		(2,194)
Weighted average shares for basic earnings per share calculation	188,884		203,761		190,770		204,207
Basic net (loss) income per share attributable to DaVita Inc.	$(1.14)		$2.80		$1.89		$3.54
Diluted:
Net (loss) income attributable to DaVita Inc.	$(214,476)		$571,332		$360,222		$722,148
Weighted average shares outstanding during the period	191,078		205,955		192,964		206,401
Contingently returnable shares held in escrow from the DaVita HealthCare Partners merger	(2,194)		—		—		—
Assumed incremental shares from stock plans	—		1,006		582		1,243
Weighted average shares for diluted earnings per share calculation	188,884		206,961		193,546		207,644
Diluted net (loss) income per share attributable to DaVita Inc.	$(1.14)		$2.76		$1.86		$3.48
Anti-dilutive potential common shares excluded from calculation	8,510	(1)	2,375	(2)	5,239	(2)	2,153	(2)

(1)
Shares associated with stock-settled stock appreciation rights and contingently returnable shares that are excluded from the diluted denominator calculation because they are anti-dilutive due to the Company’s net loss attributable to DaVita Inc.

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
For receivables associated with health plans under capitated arrangements, the balances remain on the balance sheet for as long as the respective plan years are open, which varies by health plan but is generally two years in length, with collections occurring on a periodic basis throughout the duration of the corresponding plan year.
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

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

During the nine months ended September 30, 2017, the Company’s allowance for doubtful accounts decreased by $30,727. This was primarily due to an increase in write-offs of aged balances related to the U.S. dialysis and related lab business. There were no unusual transactions impacting the allowance for doubtful accounts.

4.	Investments in debt and equity securities
The Company classifies certain debt securities as held-to-maturity and records them at amortized cost based on the Company’s intentions and strategy concerning those investments. Equity securities that have readily determinable fair values, and certain other financial instruments that have readily determinable fair values or redemption values, are classified as available-for-sale and recorded at estimated fair value.
The Company’s investments in these securities and certain other financial instruments consist of the following:

	September 30, 2017			December 31, 2016
	Held to maturity	Available for sale	Total	Held to maturity	Available for sale	Total
Certificates of deposit, commercial paper and money market funds due within one year	$136,158	$—	$136,158	$256,827	$—	$256,827
Investments in mutual funds and common stock	—	57,089	57,089	50,000	47,404	97,404
Cash surrender value of life insurance policies	—	64,240	64,240	—	59,646	59,646
	$136,158	$121,329	$257,487	$306,827	$107,050	$413,877
Short-term investments	$136,158	$1,200	$137,358	$306,827	$3,371	$310,198
Long-term investments	—	120,129	120,129	—	103,679	103,679
	$136,158	$121,329	$257,487	$306,827	$107,050	$413,877

The cost of the certificates of deposit, commercial paper and money market funds at September 30, 2017 and December 31, 2016 approximates their fair value. As of September 30, 2017 and December 31, 2016, the available-for-sale investments included $8,021 and $3,701 of gross pre-tax unrealized gains, respectively. During the nine months ended September 30, 2017, the Company recorded gross pre-tax unrealized gains of $4,682, or $3,480 after tax, in other comprehensive income associated with changes in the fair value of these investments. During the nine months ended September 30, 2017, the Company sold investments in mutual funds and debt securities for net proceeds of $5,822 and recognized a pre-tax gain of $362, or $221 after-tax, which was previously recorded in other comprehensive income. During the nine months ended September 30, 2016, the Company sold investments in mutual funds for net proceeds of $4,645 and recognized a pre-tax gain of $233, or $143 after-tax, which was previously recorded in other comprehensive income.
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
Certain DMG legal entities are required to maintain minimum cash balances in order to comply with regulatory requirements in conjunction with medical claim reserves. As of September 30, 2017, this minimum cash balance was approximately $61,557.

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

Equity method and other investments in nonconsolidated businesses were $545,053 and $502,389 at September 30, 2017 and December 31, 2016, respectively. The increase in these equity investments was primarily due to foreign exchange valuation changes, which caused an increase in the Company's investment in DaVita Care Pte. Ltd. (the APAC JV). During the nine months ended September 30, 2017 and 2016, the Company recognized equity investment income of $2,697 and $5,119, respectively, from equity method investments in nonconsolidated businesses.
Effective as of August 1, 2016, the Company deconsolidated its Asia Pacific dialysis business held by the APAC JV, adjusted its retained investment in the APAC JV to estimated fair value at that time, and has accounted for this retained investment on the equity method since that time.
The Company’s partners in the APAC JV made an additional scheduled aggregate capital contribution of $100,000 to the APAC JV effective August 1, 2017.  Subsequent to that contribution, the Company now holds a 60% voting interest and a 73.3% current economic interest in the APAC JV. Based on the governance structure and voting rights established for the APAC JV, certain key decisions affecting the joint venture’s operations are no longer at the unilateral discretion of the Company, but rather are shared with the other noncontrolling investors.
These other noncontrolling investors now collectively hold a 40% voting interest and a 26.7% current economic interest in the APAC JV, and their economic interests are expected to increase to match their voting interests in the joint venture as they make additional subscribed capital contributions through August 1, 2019. Each of these other noncontrolling investors also holds reserved approval rights over certain key decisions affecting the joint venture’s operations. As a result, the Company has no longer consolidated the APAC JV since its formation on August 1, 2016.

6.	Goodwill
Changes in goodwill by reportable segment were as follows:

	U.S. dialysis and related lab services	DMG	Other-ancillary services and strategic initiatives	Consolidated total
Balance at January 1, 2016	$5,629,183	$3,398,264	$267,032	$9,294,479
Acquisitions	75,295	248,901	123,632	447,828
Divestitures	(12,891)	(2,223)	(29,645)	(44,759)
Goodwill impairment charges	—	(253,000)	(28,415)	(281,415)
Foreign currency and other adjustments	—	—	(8,816)	(8,816)
Balance at December 31, 2016	$5,691,587	$3,391,942	$323,788	$9,407,317
Acquisitions	441,486	132,778	113,611	687,875
Divestitures	(32,260)	(29)	(54)	(32,343)
Goodwill impairment charges	—	(651,659)	(34,696)	(686,355)
Foreign currency and other adjustments	—	—	39,383	39,383
Balance at September 30, 2017	$6,100,813	$2,873,032	$442,032	$9,415,877

Balance at September 30, 2017:
Goodwill	$6,100,813	$3,966,460	$511,052	$10,578,325
Accumulated impairment charges	—	(1,093,428)	(69,020)	(1,162,448)
	$6,100,813	$2,873,032	$442,032	$9,415,877
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
Based on continuing developments at the Company’s DMG reporting units during the third quarter of 2017, the Company performed impairment assessments for all of its DMG reporting units.
As a result of these assessments, the Company recognized goodwill impairment charges as shown and discussed below:

	Three months ended		Nine months ended
Reporting unit	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
DMG California	$560,756	$—	$560,756	$—
DMG Florida	26,324	—	76,270	91,200
DMG New Mexico	13,960	—	14,633	—
DMG Nevada	—	—	—	161,800
Vascular access	—	—	34,696	—
Total	$601,040	$—	$686,355	$253,000
The goodwill impairment charges recognized during the three months ended September 30, 2017 resulted primarily from reimbursement pressures, continuing increases in medical costs, and other market factors.
Pursuant to further evaluation of this business during the third quarter including the preparation of these interim consolidated financial statements, the Company determined that commercial membership is expected to be lower than previously expected due to increased reimbursement pressure, Medicaid reimbursement rates are expected to trend lower within the state of California, and the gap between Medicare rate increases and medical cost increases is likely to persist. Accordingly, management has revised its expectations for certain DMG reporting units. The Company has identified opportunities to mitigate the effects of some of these challenges and is continuing to evaluate its strategic alternatives concerning the DMG business, but the timing and likelihood of such changes remain uncertain.
The goodwill impairment charge recognized at the Company’s DMG California reporting unit includes a $218,134 increase to the goodwill impairment charge, and reduction to deferred tax expense, for the deferred tax assets that the impairment itself generates. As such, the effect of this is a $601,040 charge to operating (loss) income and a $218,134 credit to tax expense, for a net $382,906 impact on net (loss) income. For the Company’s DMG reporting units, this recursive deferred tax effect is unique to DMG California and arises because this component of the DMG business was acquired by the Company in a taxable transaction for which goodwill is amortized for tax purposes.
During 2017, the Company also recognized goodwill impairment charges at its DMG Florida and DMG New Mexico reporting units during the three months ended June 30, 2017.  These charges resulted primarily from changes in expectations concerning government reimbursement, including the effect of Medicare Advantage final benchmark payment rates for 2018 announced on April 3, 2017 and the Company’s expected ability to mitigate them, as well as medical cost and utilization trends.
The goodwill impairment charge recognized at the Company's vascular access reporting unit during the nine months ended September 30, 2017 resulted primarily from continuing changes in the Company’s outlook as the Company’s partners

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

and operators continued to evaluate and make decisions concerning changes in operations, including termination of their management services agreements and center closures as a result of the Centers for Medicare and Medicaid Services (CMS) 2017 Physician Fee Schedule Final Rule and the Ambulatory Surgical Center Payment Final Rule released November 2, 2016, which introduced significant changes in reimbursement structure for this business unit. There is no goodwill remaining at the Company's vascular access reporting unit.
During the nine months ended September 30, 2016, the Company recognized goodwill impairment charges at its DMG Florida and DMG Nevada reporting units. These charges resulted primarily from changes in expectations concerning government reimbursement and the Company’s expected ability to mitigate them, as well as medical cost trends and other market conditions.
Further reductions in reimbursement rates, increases in medical cost or utilization trends, or other significant adverse changes in expected future cash flows or valuation assumptions could result in goodwill impairment charges in the future for the following reporting units, which remain at risk of goodwill impairment as of September 30, 2017:

	Goodwill balance as of September 30, 2017	Carrying amount coverage(1)	Sensitivities
Reporting unit			Operating income(2)	Discount rate(3)
DMG California	$1,888,609	—%	(3.0)%	(5.8)%
DMG Florida	$378,071	—%	(0.9)%	(3.3)%
DMG New Mexico	$56,293	—%	(1.1)%	(2.1)%
DMG Washington	$247,552	17.1%	(1.7)%	(3.4)%

(1)	Excess of estimated fair value of the reporting unit over its carrying amount as of the latest assessment date.

(2)	Potential impact on estimated fair value of a sustained, long-term reduction of 3% in operating income as of the latest assessment date.

(3)	Potential impact on estimated fair value of an increase in discount rates of 100 basis points as of the latest assessment date.
Except as described above, none of the Company's various other reporting units were considered at risk of goodwill impairment as of September 30, 2017. Since the dates of their last annual goodwill impairment tests, there have been certain developments, events, changes in operating performance and other changes in key circumstances that have affected these other businesses. However, except as further described above, these changes did not cause management to believe it is more likely than not that the fair value of any of its reporting units would be less than their respective carrying amounts.

7.	Medical payables
The following table includes estimates for the cost of professional medical services provided by non-employed physicians and other providers, as well as inpatient and other ancillary costs, other than California's non-global risk contracts. The Company does not include inpatient and other ancillary costs for non-global risk contracts held in California, as state regulation does not allow medical group entities to assume risk for inpatient services. Healthcare costs payable are included in medical payables in the consolidated balance sheet.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

The following table shows the components of changes in healthcare costs payables:

For the nine months ended September 30, 2017
Healthcare costs payables, beginning of the period	$214,275
Add: Components of incurred health care costs
Current year	1,509,433
Prior years	(12,597)
Acquired balance(1)	3,218
Total incurred health care costs	1,500,054
Less: Claims paid
Current year	1,226,953
Prior years	194,285
Total claims paid	1,421,238
Healthcare costs payables, end of the period	$293,091

(1)
Represents healthcare cost payables acquired in the Magan Medical Clinic, Inc. (Magan) acquisition. See Note 15 to these condensed consolidated financial statements for further discussion of the Magan acquisition.

The Company’s prior year estimates of healthcare costs payable resulted in medical claims being settled for amounts that differed from those originally estimated. When significant increases (decreases) in prior-year health care cost estimates occur that the Company believes significantly impact its current year operating results, the Company discloses that amount as unfavorable (favorable) development of prior-year’s health care cost estimates. Actual claim payments for prior year services have not differed materially from the Company’s year-end estimates.

8.	Income taxes
As of September 30, 2017, the Company’s total liability for unrecognized tax benefits relating to tax positions that do not meet the more-likely-than-not threshold was $27,196, all of which would impact the Company’s effective tax rate if recognized. This balance represents an increase of $3,130 from the December 31, 2016 balance of $24,066.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in its income tax expense. At September 30, 2017 and December 31, 2016, the Company had approximately $3,838 and $2,595, respectively, accrued for interest and penalties related to unrecognized tax benefits, net of federal tax benefits.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

9.	Long-term debt
Long-term debt was comprised of the following:

	September 30, 2017	December 31, 2016
Senior secured credit facilities:
Term Loan A	$800,000	$862,500
Term Loan B	3,386,250	3,412,500
Senior notes	4,500,000	4,500,000
Acquisition obligations and other notes payable	149,734	117,547
Capital lease obligations	330,446	299,682
Total debt principal outstanding	9,166,430	9,192,229
Discount and deferred financing costs	(67,905)	(79,861)
	9,098,525	9,112,368
Less current portion	(189,822)	(165,041)
	$8,908,703	$8,947,327
Scheduled maturities of long-term debt at September 30, 2017 were as follows:

2017 (remainder of the year)	59,481
2018	171,825
2019	747,908
2020	72,346
2021	3,305,940
2022	1,282,115
Thereafter	3,526,815

During the first nine months of 2017, the Company made mandatory principal payments under its senior secured credit facilities totaling $62,500 on Term Loan A and $26,250 on Term Loan B.
As of September 30, 2017, the Company maintains several active and forward interest rate cap agreements that have the economic effect of capping the Company's maximum exposure to LIBOR variable interest rate changes on specific portions of the Company's floating rate debt, as described below. The cap agreements are designated as cash flow hedges and, as a result, changes in the fair values of these cap agreements are reported in other comprehensive income. The amortization of the original cap premium is recognized as a component of debt expense on a straight-line basis over the term of the cap agreements. The cap agreements do not contain credit-risk contingent features.
As of September 30, 2017, the Company maintains several interest rate cap agreements that were entered into in November 2014 with notional amounts totaling $3,500,000. These cap agreements became effective September 30, 2016 and have the economic effect of capping the LIBOR variable component of the Company’s interest rate at a maximum of 3.50% on an equivalent amount of the Company’s debt. The cap agreements expire on June 30, 2018. As of September 30, 2017, these cap agreements had an immaterial fair value. During the nine months ended September 30, 2017, the Company recognized debt expense of $6,208 from these caps. During the nine months ended September 30, 2017, the Company recorded a loss of $115 in other comprehensive income due to a decrease in unrealized fair value of these cap agreements.
As of September 30, 2017, the Company also maintains several forward interest rate cap agreements that were entered into in October 2015 with notional amounts totaling $3,500,000. These forward cap agreements will become effective June 29, 2018 and will have the economic effect of capping the LIBOR variable component of the Company’s interest rate at a maximum of 3.50% on an equivalent amount of its debt. These cap agreements expire on June 30, 2020. As of September 30, 2017, the total fair value of these cap agreements was an asset of approximately $962. During the nine months ended September 30, 2017, the Company recorded a loss of $8,852 in other comprehensive income due to a decrease in the unrealized fair value of these forward cap agreements.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

The following table summarizes the Company’s derivative instruments as of September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
Derivatives designated as hedging instruments	Balance sheet location	Fair value	Balance sheet location	Fair value
Interest rate cap agreements	Other long-term assets	$962	Other long-term assets	$9,929
 The following table summarizes the effects of the Company’s interest rate cap and swap agreements for the three and nine months ended September 30, 2017 and 2016:

	Amount of losses recognized in OCI on interest rate cap and swap agreements				Location of losses reclassified from accumulated OCI into income	Amount of losses reclassified from accumulated OCI into income
	Three months ended September 30,		Nine months ended September 30,			Three months ended September 30,		Nine months ended September 30,
Derivatives designated as cash flow hedges	2017	2016	2017	2016		2017	2016	2017	2016
Interest rate swap agreements	$—	$45	$—	$(815)	Debt expense	$—	$25	$—	$299
Interest rate cap agreements	(782)	(300)	(8,967)	(12,674)	Debt expense	2,070	609	6,208	1,829
Tax benefit	304	102	3,488	5,251	Tax expense	(805)	(246)	(2,415)	(827)
Total	$(478)	$(153)	$(5,479)	$(8,238)		$1,265	$388	$3,793	$1,301

As of September 30, 2017, the Company’s Term Loan B debt bears interest at LIBOR plus an interest rate margin of 2.75%. Term Loan B is subject to interest rate caps if LIBOR should rise above 3.50%. Term Loan A bears interest at LIBOR plus an interest rate margin of 2.00%. The capped portion of Term Loan A is $113,750 if LIBOR should rise above 3.50%. In addition, the uncapped portion of Term Loan A, which is subject to the variability of LIBOR, is $686,250. Interest rates on the Company’s senior notes are fixed by their terms.
The Company’s weighted average effective interest rate on the senior secured credit facilities at the end of the quarter was 4.22%, based on the current margins in effect of 2.00% for Term Loan A and 2.75% for Term Loan B, as of September 30, 2017.
The Company’s overall weighted average effective interest rate during the quarter ended September 30, 2017 was 4.77% and as of September 30, 2017 was 4.78%.
As of September 30, 2017, the Company’s interest rates are fixed on approximately 53.67% of its total debt.
As of September 30, 2017, the Company had undrawn revolving credit facilities totaling $1,000,000, of which approximately $94,568 was committed for outstanding letters of credit. The remaining amount is unencumbered. In addition, the Company has approximately $211 of committed letters of credit outstanding related to DMG, which is backed by a certificate of deposit.

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
The Company operates in a highly regulated industry and is a party to various lawsuits, claims, governmental investigations and audits (including investigations resulting from its obligation to self-report suspected violations of law) and

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

other legal proceedings. The Company records accruals for certain legal proceedings and regulatory matters to the extent that the Company determines an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. As of September 30, 2017 and December 31, 2016, the Company’s total recorded accruals with respect to legal proceedings and regulatory matters, net of anticipated third party recoveries, were approximately $51,000 and $69,000, respectively. While these accruals reflect the Company’s best estimate of the probable loss for those matters as of the dates of those accruals, the recorded amounts may differ materially from the actual amount of the losses for those matters, and any anticipated third party recoveries for any such losses may not ultimately be recoverable. Additionally, in some cases, no estimate of the possible loss or range of loss in excess of amounts accrued, if any, can be made because of the inherently unpredictable nature of legal proceedings and regulatory matters, which may be exacerbated by various factors, including that they may involve indeterminate claims for monetary damages or may involve fines, penalties or non-monetary remedies; present novel legal theories or legal uncertainties; involve disputed facts; represent a shift in regulatory policy; are in the early stages of the proceedings; or result in a change of business practices. Further, there may be various levels of judicial review available to the Company in connection with any such proceeding.
The following is a description of certain lawsuits, claims, governmental investigations and audits and other legal proceedings to which the Company is subject.
Inquiries by the Federal Government and Certain Related Civil Proceedings
Swoben Private Civil Suit: In April 2013, HealthCare Partners (HCP), now known as the Company’s DMG subsidiary, was one of several defendants served with a civil complaint filed by a former employee of SCAN Health Plan (SCAN), an HMO. On July 13, 2009, pursuant to the qui tam provisions of the federal False Claims Act (FCA) and the California False Claims Act, James M. Swoben, as relator, filed his initial qui tam action in the United States District Court for the Central District of California purportedly on behalf of the United States of America and the State of California against SCAN, and certain other defendants whose identities were under seal. The allegations in the complaint relate to alleged overpayments received from government healthcare programs. In 2009 and 2010, the relator twice amended his complaint and added additional defendants, and in November 2011, he filed his Third Amended Complaint under seal alleging violations of the federal FCA and the California False Claims Act, and added additional defendants, including HCP and certain health insurance companies (the defendant HMOs). The allegations in the complaint against HCP relate to patient diagnosis coding to determine reimbursement in the Medicare Advantage (MA) program, referred to as HCC and RAF scores. The complaint sought monetary damages and civil penalties as well as costs and expenses. The U.S. Department of Justice (DOJ) reviewed these allegations and in January 2013 declined to intervene in the case. HCP and the other defendants filed motions to dismiss the Third Amended Complaint, and the court dismissed with prejudice the claims and judgment was entered in September 2013. Upon the plaintiff’s appeal, a panel of the Ninth Circuit overturned the trial court’s ruling and vacated the dismissal of the case. The Company, with certain defendants, petitioned the Ninth Circuit for a rehearing, but in December 2016, the Ninth Circuit rejected the petition and determined the relator should be given an opportunity to amend the complaint, and remanded the case back to district court. In March 2017, the relator filed his Fourth Amended Complaint alleging that HCP and certain health insurance companies employed one-way retrospective reviews that were designed only to identify additional diagnoses that would be submitted to CMS for risk adjustment purposes, and thereby drive higher risk scores that would increase the capitated payments made by the federal government under the MA program. In March 2017, the DOJ partially intervened as to certain defendant HMOs, but elected not to intervene with respect to HCP. In October 2017, the court dismissed a portion of the Fourth Amended Complaint finding that some claims were time-barred and that the relator had waived an alleged theory of liability. On October 18, 2017, the relator filed a Notice of Dismissal of the action as to HCP, and the government consented to the dismissal, as a result of which the suit is now dismissed, without prejudice.
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
Solari Post-Acquisition Matter: In 2016, HCP Nevada disclosed to the OIG for the HHS that proper procedures for clinical and eligibility determinations may not have been followed by Las Vegas Solari Hospice (Solari), which was acquired in March 2013 and sold in September 2016 by HCP Nevada. In June 2016, the Company was notified by the OIG that the disclosure submission had been accepted into the OIG’s Self Disclosure Protocol. HCP Nevada had previously made a disclosure and repayment of overpayments to National Government Services (NGS), the Medicare Administrative Contractor for HCP Nevada, for claims submitted by Solari to the federal government prior to DMG’s acquisition of Solari and claims made to the government post-acquisition for which the sellers had certain responsibilities pursuant to a management services agreement. The Company is cooperating with the government in this matter. In October 2017, the Company finalized and executed a settlement agreement with the OIG including payment of an immaterial amount.
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
Shareholder Claims
Peace Officers’ Annuity and Benefit Fund of Georgia Securities Class Action Civil Suit: On February 1, 2017, the Peace Officers’ Annuity and Benefit Fund of Georgia filed a putative federal securities class action complaint in the U.S. District Court for the District of Colorado against the Company and certain executives. The complaint covers the time period of August 2015 to October 2016 and alleges, generally, that the Company and its executives violated federal securities laws concerning the Company’s financial results and revenue derived from patients who received charitable premium assistance from an industry-funded non-profit organization. The complaint further alleges that the process by which patients obtained commercial insurance and received charitable premium assistance was improper and "created a false impression of DaVita’s business and operational status and future growth prospects." The Company disputes these allegations and intends to defend this action accordingly.
Blackburn Shareholder Derivative Civil Suit: On February 10, 2017, Charles Blackburn filed a derivative shareholder lawsuit in the U.S. District Court for the District of Delaware against the Company, as nominal defendant, the Board of Directors and certain executives. The complaint covers the time period from 2015 to present and alleges, generally, breach of fiduciary duty, unjust enrichment and misrepresentations and/or failures to disclose certain information in violation of the federal securities laws in connection with an alleged practice to direct patients with government-subsidized health insurance into private health insurance plans to maximize the Company’s profits. On August 15, 2017, the District Court consolidated this action with the Gabilondo and City of Warren Police and Fire Retirement System suits. The Company disputes these allegations and intends to defend this action accordingly.
Gabilondo Shareholder Derivative Civil Suit: On May 30, 2017, Antonio Gabilondo filed a derivative shareholder lawsuit in the U.S. District Court for the District of Delaware against the Company, as nominal defendant, the Board of Directors and certain executives. The complaint covers the time period from 2015 to present and alleges, generally, breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, corporate waste, and misrepresentations and/or failures to disclose certain information in violation of the federal securities laws in connection with an alleged practice to direct patients with government-subsidized health insurance into private health insurance plans to maximize the Company’s profits. On August 15, 2017, the District Court consolidated this action with the Blackburn and City of Warren Police and Fire Retirement System suits.  The Company disputes these allegations and intends to defend this action accordingly.
City of Warren Police and Fire Retirement System Shareholder Derivative Civil Suit: On June 9, 2017, the City of Warren Police and Fire Retirement System filed a derivative shareholder lawsuit in the U.S. District Court for the District of Delaware against the Company, as nominal defendant, the Board of Directors, and certain executives. The complaint covers the time period of 2015 to the present and alleges, generally, a breach of fiduciary duty, corporate waste, unjust enrichment, and misrepresentations and/or failures to disclose certain information in violation of the federal securities laws in connection with an alleged practice to direct patients with government-subsidized health insurance into private health insurance plans to maximize the Company’s profits. On August 15, 2017, the District Court consolidated this action with the Blackburn and Gabilondo suits. The Company disputes these allegations and intends to defend this action accordingly.
Other Proceedings
In addition to the foregoing, from time to time the Company is subject to other lawsuits, demands, claims, governmental investigations and audits and legal proceedings that arise due to the nature of its business, including contractual disputes, such as with payors, suppliers and others, employee-related matters and professional and general liability claims. From time to time, the Company also initiates litigation or other legal proceedings as a plaintiff arising out of contracts or other matters.
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
2011 Suit against the U.S. Department of Veterans Affairs: As previously disclosed, the Company had a pending lawsuit in the U.S. Court of Federal Claims against the federal government which was originally filed in May 2011. The lawsuit related to the U.S. Department of Veterans Affairs (VA) underpayment of dialysis services the Company provided from 2005 through 2011 to veterans pursuant to VA regulations. In the first quarter of 2017, the Company received a payment of $538,000 related to the settlement with the VA. The Company's consolidated entities recognized a net gain of $527,000 on this settlement. The Company's nonconsolidated and managed entities recognized a gain of $9,000, of which the Company's equity investment share was $3,000. The net effect was a net increase of $530,000 to the Company's operating income.
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
The Company has other potential commitments to provide operating capital to a number of dialysis centers that are wholly-owned by third parties or businesses in which the Company maintains a noncontrolling equity interest as well as to physician-owned vascular access clinics or medical practices that the Company operates under management and administrative services agreements of approximately $5,629.
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
During the nine months ended September 30, 2017, the Company granted 1,672 stock-settled stock appreciation rights with an aggregate grant-date fair value of $24,246 and a weighted-average expected life of approximately 4.2 years, 526 stock units with an aggregate grant-date fair value of $34,540 and a weighted-average expected life of approximately 3.4 years, and 15 cash-settled stock appreciation rights with an aggregate grant-date fair value of $204 and a weighted-average expected life of approximately 4.3 years.
For the nine months ended September 30, 2017 and 2016, the Company recognized $59,481 and $61,042, respectively, in total LTIP expense, of which $28,478 and $29,817, respectively, represented stock-based compensation expense for stock appreciation rights, restricted stock units, and discounted employee stock plan purchases, which are primarily included in general and administrative expense. The estimated tax benefits recorded for stock-based compensation for the nine months ended September 30, 2017 and 2016 was $9,474 and $9,769, respectively.
As of September 30, 2017, the Company had $144,184 of total estimated but unrecognized compensation expense for outstanding LTIP awards, including $82,765 related to stock-based compensation arrangements under the Company’s equity compensation and employee stock purchase plans. The Company expects to recognize the performance-based cash component of these LTIP costs over a weighted average remaining period of 1.1 years and the stock-based component of these LTIP costs over a weighted average remaining period of 1.5 years.
For the nine months ended September 30, 2017 and 2016, the Company received $6,046 and $27,012, respectively, in actual tax benefits upon the exercise of stock awards.

13.	Share repurchases
During the nine months ended September 30, 2017, the Company repurchased a total of 5,557 shares of its common stock for $348,801 at an average price of $62.77 per share. The Company also repurchased 5,889 shares of its common stock for $352,873 at an average price of $59.92 per share, subsequent to September 30, 2017.
On October 10, 2017, the Company's Board of Directors approved an additional share repurchase authorization in the amount of $1,252,961. This share repurchase authorization was in addition to the $247,039 remaining at that time under the Company’s Board of Directors’ prior share repurchase authorization announced in July 2016. Accordingly, as of November 7, 2017, the Company has a total of $1,228,391 available under the current Board repurchase authorizations for additional share repurchases. Although these share repurchase authorizations do not have expiration dates, the Company remains subject to share repurchase limitations under the terms of its senior secured credit facilities and the indentures governing its senior notes.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

14.     Comprehensive income

	For the three months ended September 30, 2017				For the nine months ended September 30, 2017
	Interest rate cap agreements	Investment securities	Foreign currency translation adjustments	Accumulated other comprehensive (loss) income	Interest rate cap agreements	Investment securities	Foreign currency translation adjustments	Accumulated other comprehensive (loss) income
Beginning balance	$(14,502)	$4,580	$(17,386)	$(27,308)	$(12,029)	$2,175	$(79,789)	$(89,643)
Unrealized (losses) gains	(782)	1,253	29,143	29,614	(8,967)	4,682	91,546	87,261
Related income tax benefit (expense)	304	(390)	—	(86)	3,488	(1,202)	—	2,286
	(478)	863	29,143	29,528	(5,479)	3,480	91,546	89,547
Reclassification from accumulated other comprehensive income into net income	2,070	(15)	—	2,055	6,208	(362)	—	5,846
Related income tax (expense) benefit	(805)	6	—	(799)	(2,415)	141	—	(2,274)
	1,265	(9)	—	1,256	3,793	(221)	—	3,572
Ending balance	$(13,715)	$5,434	$11,757	$3,476	$(13,715)	$5,434	$11,757	$3,476

	For the three months ended September 30, 2016				For the nine months ended September 30, 2016
	Interest rate cap and swap agreements	Investment securities	Foreign currency translation adjustments	Accumulated other comprehensive (loss) income	Interest rate cap and swap agreements	Investment securities	Foreign currency translation adjustments	Accumulated other comprehensive (loss) income
Beginning balance	$(18,097)	$1,986	$(43,925)	$(60,036)	$(10,925)	$1,361	$(50,262)	$(59,826)
Unrealized (losses) gains	(255)	1,454	(951)	248	(13,489)	2,578	5,386	(5,525)
Related income tax benefit (expense)	102	(391)	—	(289)	5,251	(797)	—	4,454
	(153)	1,063	(951)	(41)	(8,238)	1,781	5,386	(1,071)
Reclassification from accumulated other comprehensive income into net income	634	(81)	7,513	8,066	2,128	(233)	7,513	9,408
Related income tax (expense) benefit	(246)	31	—	(215)	(827)	90	—	(737)
	388	(50)	7,513	7,851	1,301	(143)	7,513	8,671
Ending balance	$(17,862)	$2,999	$(37,363)	$(52,226)	$(17,862)	$2,999	$(37,363)	$(52,226)
The reclassification of net cap and swap realized losses into income are recorded as debt expense in the corresponding consolidated statements of operations. See Note 9 to these condensed consolidated financial statements for further details.
The reclassification of net investment realized gains into income are recorded in other income in the corresponding consolidated statements of operations. See Note 4 to these condensed consolidated financial statements for further details.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

15.	Acquisitions and divestitures
Acquisition of Renal Ventures
On May 1, 2017, the Company completed its acquisition of 100% of the equity of Colorado-based Renal Ventures Management, LLC (Renal Ventures) for approximately $361,563 in net cash, subject to certain post-closing adjustments. Renal Ventures operated 36 operating dialysis centers, one uncertified dialysis center and one home program that provided services to approximately 2,600 patients in six states. As a part of this transaction, the Company was required to divest three Renal Ventures outpatient dialysis centers, and three outpatient dialysis centers and one uncertified dialysis center of the Company for approximately $21,219 in net cash. The Company also incurred approximately $9,400 in transaction and integration costs during the nine months ended September 30, 2017 associated with the acquisition that are included in general and administrative expenses.
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
The following table summarizes the assets acquired and liabilities assumed in the transactions and recognized at the acquisition date at estimated fair values:

Current assets	$24,525
Property and equipment	36,295
Amortizable intangible and other long-term assets	11,547
Goodwill	298,358
Current liabilities	(8,684)
Long-term liabilities	(478)
$361,563
 The amortizable intangible assets acquired relate to non-compete agreements having a weighted-average useful life of five years. The total estimated amount of goodwill deductible for tax purposes associated with this acquisition was approximately $298,358.
Other routine acquisitions
During the nine months ended September 30, 2017, the Company acquired dialysis and other businesses consisting of 21 dialysis centers located in the U.S., 63 dialysis centers located outside the U.S., and eight other medical businesses, including Magan Medical Clinic, Inc. (Magan), as discussed below, for a total of $364,975 in net cash, $13,290 in deferred purchase price obligations, $19,411 in earn-outs and liabilities assumed, and $17,233 in non-cash gains, primarily recognized as a result of the Magan acquisition. The assets and liabilities for these acquisitions were recorded at their estimated fair values at the dates of the acquisitions and are included in the Company’s condensed consolidated financial statements, as are their operating results, from the designated effective dates of the acquisitions.
Effective July 1, 2017, the Company's DMG business acquired Magan. As part of the Magan acquisition, the Company acquired 100% ownership of a DMG-Magan joint venture of which the Company previously owned only a noncontrolling 50% interest. As a result, the Company recognized a non-cash gain on DMG's previously held 50% interest in this joint venture based on its fair value at the time of the acquisition.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

The following table summarizes the assets acquired and liabilities assumed in these transactions and recognized at their acquisition dates at estimated fair values:

Current assets	$11,548
Property and equipment	28,384
Amortizable intangible and other long-term assets	18,403
Non-amortizable intangibles	31,983
Goodwill	389,517
Current liabilities	(20,628)
Long-term liabilities	(8,223)
Noncontrolling interests	(36,075)
$414,909
 Amortizable intangible assets acquired during the first nine months of 2017 had weighted-average estimated useful lives of approximately five years. The majority of the intangible assets acquired during the first nine months of 2017 relate to non-compete agreements. The total estimated amount of goodwill deductible for tax purposes associated with these acquisitions was approximately $227,762.
Pro forma financial information
The following summary, prepared on a pro forma basis, combines the results of operations as if the acquisitions through September 30, 2017 had been consummated as of the beginning of 2017 and 2016, after including the impact of certain adjustments such as amortization of intangibles and income tax effects.

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(unaudited)
Pro forma net revenues	$3,925,402	$3,844,174	$11,638,894	$11,467,643
Pro forma net (loss) income attributable to DaVita Inc.	$(214,156)	$572,873	$360,679	$728,759
Pro forma basic net (loss) income per share attributable to DaVita Inc.	$(1.13)	$2.81	$1.89	$3.57
Pro forma diluted net (loss) income per share attributable to DaVita Inc.	$(1.13)	$2.77	$1.86	$3.51
Contingent earn-out obligations
The Company has several contingent earn-out obligations associated with acquisitions that could result in the Company paying the former owners of acquired companies a total of up to $13,524 if certain EBITDA, operating income performance targets or quality margins are met primarily over the next one to six years.
Contingent earn-out obligations are remeasured at fair value at each reporting date until the contingencies are resolved with changes in the liability due to the remeasurement recorded in earnings. See Note 17 to these condensed consolidated financial statements for further details. As of September 30, 2017, the Company has estimated the fair value of these contingent earn-out obligations to be $8,955, of which a total of $1,674 is included in other liabilities and the remaining $7,281 is included in other long-term liabilities in the Company’s consolidated balance sheet.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

The following is a reconciliation of changes in liabilities for contingent earn-out obligations:

For the nine months ended September 30, 2017
Beginning balance, January 1, 2017	$9,977
Contingent earn-out obligations associated with acquisitions	4,110
Remeasurement of fair value for contingent earn-out obligations	(1,072)
Payments on contingent earn-out obligations	(4,060)
$8,955

16.	Variable interest entities
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
The analyses upon which these consolidation determinations rest are complex, involve uncertainties, and require significant judgment on various matters, some of which could be subject to different interpretations. At September 30, 2017, these condensed consolidated financial statements include total assets of VIEs of $840,164 and total liabilities and noncontrolling interests of VIEs to third parties of $436,994.
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

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

The following table summarizes the Company’s assets, liabilities and temporary equity that are measured at fair value on a recurring basis as of September 30, 2017:

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Investments in mutual funds and common stock	$57,089	$57,089	$—	$—
Cash surrender value of life insurance policies	$64,240	$—	$64,240	$—
Interest rate cap agreements	$962	$—	$962	$—
Funds on deposit with third parties	$76,456	$76,456	$—	$—
Liabilities
Contingent earn-out obligations	$8,955	$—	$—	$8,955
Temporary equity
Noncontrolling interests subject to put provisions	$1,026,890	$—	$—	$1,026,890

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
Contingent earn-out obligations are measured at estimated fair value based primarily on unobservable inputs including projected EBITDA, estimated probability of achieving gross margins or quality margins of certain medical procedures and the estimated probability of earn-out payments being made using an option pricing technique and a simulation model for expected EBITDA and operating income. In addition, a probability adjusted model was used to estimate the fair value amounts of the quality margins. The estimated fair value of these contingent earn-out obligations are remeasured as of each reporting date and could fluctuate based upon any significant changes in key assumptions, such as changes in the Company credit risk-adjusted rate that is used to discount obligations to present value. See Note 15 to these condensed consolidated financial statements for further discussion.
See Note 11 to these condensed consolidated financial statements for a discussion of the Company’s methodology for estimating the fair value of noncontrolling interests subject to put obligations.
Other financial instruments consist primarily of cash, accounts receivable, accounts payable, other accrued liabilities and debt. The balances of the non-debt financial instruments are presented in the condensed consolidated financial statements at September 30, 2017 at their approximate fair values due to the short-term nature of their settlements.
The carrying balance of the Company’s senior secured credit facilities totaled $4,159,799 as of September 30, 2017, and the fair value was approximately $4,217,710 based upon quoted market prices, a level 2 input.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

The carrying balance of the Company’s senior notes was $4,458,549 as of September 30, 2017 and their fair value was approximately $4,519,525, based upon quoted market prices, a level 2 input.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

The following is a summary of segment net revenues, segment operating margin (loss), and a reconciliation of segment operating margin to consolidated income before income taxes:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Segment net revenues:
U.S. dialysis and related lab services
Patient service revenues:
External sources	$2,457,302	$2,412,818	$7,209,424	$7,079,054
Intersegment revenues	26,342	16,040	76,538	44,819
Total dialysis and related lab services revenues	2,483,644	2,428,858	7,285,962	7,123,873
Less: Provision for uncollectible accounts	(117,973)	(109,299)	(334,078)	(320,565)
Net dialysis and related lab services patient service revenues	2,365,671	2,319,559	6,951,884	6,803,308
Other revenues(1)	4,803	3,912	14,998	12,134
Total net dialysis and related lab services revenues	2,370,474	2,323,471	6,966,882	6,815,442
DMG
DMG revenues:
Capitated revenues	975,526	846,245	2,852,631	2,586,383
Net patient service revenues	187,678	166,622	556,179	448,222
Other revenues(2)	15,170	15,195	52,509	41,766
Intersegment capitated and other revenues	69	75	174	189
Total net DMG revenues	1,178,443	1,028,137	3,461,493	3,076,560
Other—Ancillary services and strategic initiatives
Net patient service revenues	95,490	57,498	246,349	165,742
Capitated revenues	40,839	26,293	103,848	74,149
Other external sources	263,996	311,292	795,731	942,478
Intersegment revenues	13,743	16,642	39,958	43,189
Total ancillary services and strategic initiatives revenues	414,068	411,725	1,185,886	1,225,558
Total net segment revenues	3,962,985	3,763,333	11,614,261	11,117,560
Elimination of intersegment revenues	(40,154)	(32,757)	(116,670)	(88,197)
Consolidated net revenues	$3,922,831	$3,730,576	$11,497,591	$11,029,363
Segment operating margin:
U.S. dialysis and related lab services(3)	$442,777	$452,187	$1,837,989	$1,341,432
DMG	(587,817)	33,094	(588,389)	(126,110)
Other—Ancillary services and strategic initiatives	(36,518)	361,903	(142,984)	338,159
Total segment operating margin	(181,558)	847,184	1,106,616	1,553,481
Reconciliation of segment operating margin to consolidated income before income taxes:
Corporate administrative support(4)	(10,965)	(28,028)	(32,587)	(40,366)
Consolidated operating (loss) income	(192,523)	819,156	1,074,029	1,513,115
Debt expense	(109,623)	(104,581)	(322,014)	(310,359)
Other income, net	4,370	1,876	13,866	8,067
Consolidated (loss) income before income taxes	$(297,776)	$716,451	$765,881	$1,210,823

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

(3)	U.S. dialysis and related lab services operating income includes the net gain on the settlement with the VA for the nine months ended September 30, 2017.

(4)
Corporate administrative support costs includes an adjustment of $27,040 to reduce a receivable associated with the DMG acquisition escrow provision relating to an income tax item for the three and nine months ended September 30, 2016.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

Depreciation and amortization expense by reportable segment was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
U.S. dialysis and related lab services	$132,112	$122,540	$387,142	$358,427
DMG	60,649	52,595	177,983	153,068
Ancillary services and strategic initiatives	10,522	6,604	28,402	19,980
	$203,283	$181,739	$593,527	$531,475

Subsequent to the issuance of the Company’s fiscal year 2016 consolidated financial statements and their inclusion in its Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 24, 2017 (the 2016 10-K), the Company determined that it had misstated its disclosure of segment assets at December 31, 2016 in Note 25 to those consolidated financial statements. This misstatement resulted in an overstatement of "U.S. dialysis and related lab services" segment assets of $338,963 and a corresponding understatement of "Other - ancillary services and strategic initiatives" segment assets of the same amount.  The Company performed an assessment of the materiality of this misstatement and concluded that this misstatement as originally disclosed was not materially misleading in its 2016 consolidated financial statements taken as a whole.  The Company therefore has not amended its financial statements filed on its 2016 10-K to correct this misstatement, but has provided the corrected disclosure here.
Assets by reportable segment were as follows:

	September 30, 2017	December 31, 2016
Segment assets
U.S. dialysis and related lab services (including equity investments of $87,549 and $66,924, respectively)	$11,649,092	$11,099,137
DMG (including equity investments of $9,155 and $10,350, respectively)	5,788,387	6,213,091
Other—Ancillary services and strategic initiatives (including equity investments of $448,349 and $425,115, respectively)	1,575,860	1,429,029
Consolidated assets	$19,013,339	$18,741,257
Expenditures for property and equipment by reportable segment were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
U.S. dialysis and related lab services	$205,266	$182,741	$531,027	$467,121
DMG	24,282	17,396	72,953	55,639
Ancillary services and strategic initiatives	11,341	16,479	35,849	52,483
	$240,889	$216,616	$639,829	$575,243

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

19.	Changes in DaVita Inc.’s ownership interest in consolidated subsidiaries
The effects of changes in DaVita Inc.’s ownership interest in consolidated subsidiaries on the Company’s equity were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net (loss) income attributable to DaVita Inc.	$(214,476)	$571,332	$360,222	$722,148
Changes in paid-in capital for:
Purchases of noncontrolling interests	—	(604)	195	(5,135)
Net transfers to noncontrolling interests	—	(604)	195	(5,135)
Net (loss) income attributable to DaVita Inc., net of transfers to noncontrolling interests	$(214,476)	$570,728	$360,417	$717,013

20.	New accounting standards
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. In July 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date. This guidance approves a one-year deferral of the effective date of ASU 2014-09. The ASU now permits the Company to adopt this standard effective January 1, 2018. Early application is permitted as of January 1, 2017. In March, April, and May 2016, the FASB issued ASU 2016-08, ASU 2016-10, ASU 2016-11, and ASU 2016-12, Revenue from Contracts with Customers (Topic 606), each of which amends the guidance in ASU 2014-09. When they become effective, these ASUs will replace most existing revenue recognition guidance in GAAP. The Company has assembled an internal revenue task force that meets regularly to discuss and evaluate the overall impact this guidance will have on various revenue streams in the consolidated financial statements and related disclosures. Based on the Company's current assessment, which is still ongoing, the Company does not expect this guidance to have a material effect on its net income, and is continuing to evaluate the impact it will have on its disclosures and controls. The Company plans to adopt these ASUs as of January 1, 2018 using the cumulative effect method and to apply these ASUs only to those contracts that are not completed contracts as of that date. The Company does not currently expect to record a cumulative effect adjustment on the date of initial adoption.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this ASU revise accounting related to (i) the classification and measurement of investments in equity securities and (ii) the presentation of certain fair value changes for financial liabilities at fair value. The amendments in this ASU are effective for the Company beginning on January 1, 2018 and are to be applied through a cumulative effect adjustment to the statement of financial position. Early adoption is permitted under certain circumstances. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements when adopted on January 1, 2018.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments in this ASU revise the accounting related to lessee accounting. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for substantially all leases with lease terms in excess of twelve months. The new lease guidance also simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. The amendments in this ASU are effective for the Company beginning on January 1, 2019 and are to be applied through a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. The Company has assembled an internal lease task force that meets regularly to discuss and evaluate the overall impact of this guidance on its consolidated financial statements and related disclosures, as well as the expected timing of adoption. The Company is currently gathering information from its existing leases and believes that the new standard will have a material impact on its consolidated balance sheet but will not have a material impact on its results of operations or liquidity. The Company expects to adopt this ASU on January 1, 2019, and continues to evaluate the effect that the implementation of this ASU will have on its consolidated financial statements, related disclosures and controls.

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
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The changes required by this ASU involve several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows, and an election on estimating forfeitures. The amendments in this ASU were effective for the Company beginning January 1, 2017. The method of adoption differs for each of the topics covered by the ASU. The primary effect of this ASU for the Company is the presentation of excess tax benefits or deficiencies as a component of income tax expense within the Company's consolidated statements of operations rather than within additional paid-in capital on its consolidated balance sheet. In addition, these excess tax benefits or deficiencies are presented as an operating activity on the consolidated statement of cash flows rather than as a financing activity.
The Company elected to apply the presentation requirements for cash flows related to excess tax benefits prospectively. Additionally, the Company has elected to continue to estimate forfeitures expected to occur in determining the amount of compensation cost to be recognized each period. This new standard may cause volatility in the Company’s effective tax rates and diluted earnings per share due to the tax effects related to share-based payments being recorded within the Company’s consolidated statements of operations, including a potential increase in the Company’s provision for income taxes if a significant number of outstanding stock awards are exercised at recent levels of the Company’s stock price.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The amendments in this ASU clarify how certain cash receipts and cash payments should be classified on the statement of cash flows. The new standard is effective for the Company beginning January 1, 2018 and is to be applied retrospectively to all periods presented. The Company has not yet determined the effect that adoption of this ASU will have on its consolidated financial statements.
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
In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendments in this ASU simplify the test for goodwill impairment by eliminating the second step in goodwill impairment assessments. The Company early adopted this ASU as of January 1, 2017.
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The amendments in this ASU better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The amendments in the new ASU are effective for the Company on January 1, 2018 and are to be applied prospectively. The Company has not yet determined the effect that adoption of this ASU will have on its consolidated financial statements.

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
Condensed Consolidating Statements of Operations

	DaVita Inc.	Guarantor subsidiaries	Non- Guarantor subsidiaries	Consolidating adjustments	Consolidated total
For The Three Months Ended September 30, 2017
Patient services revenues	$—	$1,732,287	$1,076,035	$(62,065)	$2,746,257
Less: Provision for uncollectible accounts	—	(82,860)	(46,989)	6,089	(123,760)
Net patient service revenues	—	1,649,427	1,029,046	(55,976)	2,622,497
Capitated revenues	—	461,866	555,481	(982)	1,016,365
Other revenues	189,275	468,948	52,283	(426,537)	283,969
Total net revenues	189,275	2,580,241	1,636,810	(483,495)	3,922,831
Operating expenses and charges	128,488	2,964,867	1,505,494	(483,495)	4,115,354
Operating income (loss)	60,787	(384,626)	131,316	—	(192,523)
Debt expense	(108,453)	(93,243)	(16,168)	108,241	(109,623)
Other income, net	104,250	1,774	6,587	(108,241)	4,370
Income tax expense (benefit)	27,624	(150,192)	(3,174)	—	(125,742)
Equity (losses) earnings in subsidiaries	(243,436)	82,467	—	160,969	—
Net (loss) income	(214,476)	(243,436)	124,909	160,969	(172,034)
Less: Net income attributable to noncontrolling interests	—	—	—	(42,442)	(42,442)
Net (loss) income attributable to DaVita Inc.	$(214,476)	$(243,436)	$124,909	$118,527	$(214,476)

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

		Guarantor subsidiaries	Non- Guarantor subsidiaries	Consolidating adjustments	Consolidated total
For The Three Months Ended September 30, 2016	DaVita Inc.
Patient service revenues	$—	$1,726,892	$959,193	$(42,891)	$2,643,194
Less: Provision for uncollectible accounts	—	(73,833)	(41,722)	—	(115,555)
Net patient service revenues	—	1,653,059	917,471	(42,891)	2,527,639
Capitated revenues	—	465,684	406,893	(39)	872,538
Other revenues	191,815	506,619	32,652	(400,687)	330,399
Total net revenues	191,815	2,625,362	1,357,016	(443,617)	3,730,576
Operating expenses	143,784	2,388,114	823,139	(443,617)	2,911,420
Operating income	48,031	237,248	533,877	—	819,156
Debt expense	(101,895)	(91,716)	(14,402)	103,432	(104,581)
Other income	99,446	2,659	3,203	(103,432)	1,876
Income tax (benefit) expense	(20,898)	(21,486)	146,685	—	104,301
Equity earnings in subsidiaries	504,852	335,175	—	(840,027)	—
Net income	571,332	504,852	375,993	(840,027)	612,150
Less: Net income attributable to noncontrolling interests	—	—	—	(40,818)	(40,818)
Net income attributable to DaVita Inc.	$571,332	$504,852	$375,993	$(880,845)	$571,332

		Guarantor subsidiaries	Non- Guarantor subsidiaries	Consolidating adjustments	Consolidated total
For The Nine Months Ended September 30, 2017	DaVita Inc.
Patient services revenues	$—	$4,966,892	$3,230,584	$(167,374)	$8,030,102
Less: Provision for uncollectible accounts	—	(219,554)	(138,763)	6,089	(352,228)
Net patient service revenues	—	4,747,338	3,091,821	(161,285)	7,677,874
Capitated revenues	—	1,393,345	1,566,382	(3,248)	2,956,479
Other revenues	604,246	1,448,484	122,177	(1,311,669)	863,238
Total net revenues	604,246	7,589,167	4,780,380	(1,476,202)	11,497,591
Operating expenses and charges	398,502	7,241,745	4,259,517	(1,476,202)	10,423,562
Operating income	205,744	347,422	520,863	—	1,074,029
Debt expense	(317,276)	(276,990)	(44,827)	317,079	(322,014)
Other income, net	306,886	7,502	16,557	(317,079)	13,866
Income tax expense	84,686	142,156	49,163	—	276,005
Equity earnings in subsidiaries	249,554	313,776	—	(563,330)	—
Net income	360,222	249,554	443,430	(563,330)	489,876
Less: Net income attributable to noncontrolling interests	—	—	—	(129,654)	(129,654)
Net income attributable to DaVita Inc.	$360,222	$249,554	$443,430	$(692,984)	$360,222

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

		Guarantor subsidiaries	Non- Guarantor subsidiaries	Consolidating adjustments	Consolidated total
For The Nine Months Ended September 30, 2016	DaVita Inc.
Patient services revenues	$—	$5,044,565	$2,787,176	$(123,100)	$7,708,641
Less: Provision for uncollectible accounts	—	(207,144)	(129,044)	—	(336,188)
Net patient service revenues	—	4,837,421	2,658,132	(123,100)	7,372,453
Capitated revenues	—	1,397,378	1,263,404	(250)	2,660,532
Other revenues	575,700	1,512,039	91,921	(1,183,282)	996,378
Total net revenues	575,700	7,746,838	4,013,457	(1,306,632)	11,029,363
Operating expenses and charges	400,129	7,275,863	3,146,888	(1,306,632)	9,516,248
Operating income	175,571	470,975	866,569	—	1,513,115
Debt expense	(305,097)	(275,148)	(38,914)	308,800	(310,359)
Other income, net	296,660	12,416	7,791	(308,800)	8,067
Income tax expense	56,190	140,972	168,849	—	366,011
Equity earnings in subsidiaries	611,204	543,933	—	(1,155,137)	—
Net income	722,148	611,204	666,597	(1,155,137)	844,812
Less: Net income attributable to noncontrolling interests	—	—	—	(122,664)	(122,664)
Net income attributable to DaVita Inc.	$722,148	$611,204	$666,597	$(1,277,801)	$722,148

Condensed Consolidating Statements of Comprehensive Income

		Guarantor subsidiaries	Non- Guarantor subsidiaries	Consolidating adjustments	Consolidated total
For The Three Months Ended September 30, 2017	DaVita Inc.
Net (loss) income	$(214,476)	$(243,436)	$124,909	$160,969	$(172,034)
Other comprehensive income	1,641	—	29,143	—	30,784
Total comprehensive (loss) income	(212,835)	(243,436)	154,052	160,969	(141,250)
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	(42,442)	(42,442)
Comprehensive (loss) income attributable to DaVita Inc.	$(212,835)	$(243,436)	$154,052	$118,527	$(183,692)

		Guarantor subsidiaries	Non- Guarantor subsidiaries	Consolidating adjustments	Consolidated total
For The Three Months Ended September 30, 2016	DaVita Inc.
Net income	$571,332	$504,852	$375,993	$(840,027)	$612,150
Other comprehensive income	1,248	—	6,620	—	7,868
Total comprehensive income	572,580	504,852	382,613	(840,027)	620,018
Less: Comprehensive income attributable to the noncontrolling interests	—	—	—	(40,876)	(40,876)
Comprehensive income attributable to DaVita Inc.	$572,580	$504,852	$382,613	$(880,903)	$579,142

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

		Guarantor subsidiaries	Non- Guarantor subsidiaries	Consolidating adjustments	Consolidated total
For The Nine Months Ended September 30, 2017	DaVita Inc.
Net income	$360,222	$249,554	$443,430	$(563,330)	$489,876
Other comprehensive income	1,571	—	91,546	—	93,117
Total comprehensive income	361,793	249,554	534,976	(563,330)	582,993
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	(129,652)	(129,652)
Comprehensive income attributable to DaVita Inc.	$361,793	$249,554	$534,976	$(692,982)	$453,341

		Guarantor subsidiaries	Non- Guarantor subsidiaries	Consolidating adjustments	Consolidated total
For The Nine Months Ended September 30, 2016	DaVita Inc.
Net income	$722,148	$611,204	$666,597	$(1,155,137)	$844,812
Other comprehensive (loss) income	(5,299)	—	13,106	—	7,807
Total comprehensive income	716,849	611,204	679,703	(1,155,137)	852,619
Less: Comprehensive income attributable to the noncontrolling interests	—	—	—	(122,871)	(122,871)
Comprehensive income attributable to DaVita Inc.	$716,849	$611,204	$679,703	$(1,278,008)	$729,748

Condensed Consolidating Balance Sheets

		Guarantor subsidiaries	Non- Guarantor subsidiaries	Consolidating adjustments	Consolidated total
As of September 30, 2017	DaVita Inc.
Cash and cash equivalents	$447,627	$14,768	$383,715	$—	$846,110
Accounts receivable, net	—	1,325,029	766,045	—	2,091,074
Other current assets	178,901	804,580	112,884	—	1,096,365
Total current assets	626,528	2,144,377	1,262,644	—	4,033,549
Property and equipment, net	368,233	1,752,690	1,265,133	—	3,386,056
Intangible assets, net	289	1,370,085	80,659	—	1,451,033
Investments in subsidiaries	10,116,956	2,738,851	—	(12,855,807)	—
Intercompany receivables	3,079,514	—	1,172,721	(4,252,235)	—
Other long-term assets and investments	46,028	99,584	581,212	—	726,824
Goodwill	—	7,248,275	2,167,602	—	9,415,877
Total assets	$14,237,548	$15,353,862	$6,529,971	$(17,108,042)	$19,013,339
Current liabilities	$283,770	$1,907,482	$683,541	$—	$2,874,793
Intercompany payables	—	2,231,303	2,020,932	(4,252,235)	—
Long-term debt and other long-term liabilities	8,565,734	1,098,121	478,672	—	10,142,527
Noncontrolling interests subject to put provisions	603,463	—	—	423,427	1,026,890
Total DaVita Inc. shareholder's equity	4,784,581	10,116,956	2,738,851	(12,855,807)	4,784,581
Noncontrolling interests not subject to put provisions	—	—	607,975	(423,427)	184,548
Total equity	4,784,581	10,116,956	3,346,826	(13,279,234)	4,969,129
Total liabilities and equity	$14,237,548	$15,353,862	$6,529,971	$(17,108,042)	$19,013,339

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

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

Condensed Consolidating Statements of Cash Flows

		Guarantor subsidiaries	Non- Guarantor subsidiaries	Consolidating adjustments	Consolidated total
For The Nine Months Ended September 30, 2017	DaVita Inc.
Cash flows from operating activities:
Net income	$360,222	$249,554	$443,430	$(563,330)	$489,876
Changes in operating assets and liabilities and non-cash items included in net income	(291,657)	606,783	196,207	563,330	1,074,663
Net cash provided by operating activities	68,565	856,337	639,637	—	1,564,539
Cash flows from investing activities:
Additions of property and equipment	(94,385)	(305,261)	(240,183)	—	(639,829)
Acquisitions	—	(627,324)	(99,214)	—	(726,538)
Proceeds from asset and business sales	—	90,533	1,996	—	92,529
Proceeds (purchases) from investment sales and other items, net	123,894	(6,472)	49,183	—	166,605
Net cash provided by (used in) investing activities	29,509	(848,524)	(288,218)	—	(1,107,233)
Cash flows from financing activities:
Long-term debt and related financing costs, net	(92,721)	(10,394)	(5,348)	—	(108,463)
Intercompany borrowing (payments)	197,983	(40,411)	(157,572)	—	—
Other items	(305,630)	(1,432)	(114,307)	—	(421,369)
Net cash used in financing activities	(200,368)	(52,237)	(277,227)	—	(529,832)
Effect of exchange rate changes on cash	—	—	5,449	—	5,449
Net (decrease) increase in cash and cash equivalents	(102,294)	(44,424)	79,641	—	(67,077)
Cash and cash equivalents at beginning of period	549,921	59,192	304,074	—	913,187
Cash and cash equivalents at end of period	$447,627	$14,768	$383,715	$—	$846,110

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

		Guarantor subsidiaries	Non- Guarantor subsidiaries	Consolidating adjustments	Consolidated total
For The Nine Months Ended September 30, 2016	DaVita Inc.
Cash flows from operating activities:
Net income	$722,148	$611,204	$666,597	$(1,155,137)	$844,812
Changes in operating assets and liabilities and non-cash items included in net income	(586,804)	228,991	(160,874)	1,155,137	636,450
Net cash provided by operating activities	135,344	840,195	505,723	—	1,481,262
Cash flows from investing activities:
Additions of property and equipment	(81,785)	(248,339)	(245,119)	—	(575,243)
Acquisitions	—	(458,556)	(38,775)	—	(497,331)
Proceeds from asset and business sales, net of cash divested	—	24,608	(5,617)	—	18,991
(Purchases) proceeds from investment sales and other items, net	(236,150)	(12,825)	45,316	—	(203,659)
Net cash used in investing activities	(317,935)	(695,112)	(244,195)	—	(1,257,242)
Cash flows from financing activities:
Long-term debt and related financing costs, net	(73,889)	(20,684)	(4,151)	—	(98,724)
Intercompany borrowing (payments)	283,709	(188,247)	(95,462)	—	—
Other items	(589,964)	(9,740)	(109,548)	—	(709,252)
Net cash used in financing activities	(380,144)	(218,671)	(209,161)	—	(807,976)
Effect of exchange rate changes on cash	—	—	(1,664)	—	(1,664)
Net (decrease) increase in cash and cash equivalents	(562,735)	(73,588)	50,703	—	(585,620)
Cash and cash equivalents at beginning of period	1,186,636	109,357	203,123	—	1,499,116
Cash and cash equivalents at end of period	$623,901	$35,769	$253,826	$—	$913,496

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

22.	Supplemental data
The following information is presented as supplemental data as required by the indentures governing the Company’s senior notes.
Condensed Consolidating Statements of Income

	Consolidated Total	Physician Groups	Unrestricted Subsidiaries	Company and Restricted Subsidiaries(1)
For The Nine Months Ended September 30, 2017
Patient service operating revenues	$8,030,102	$414,784	$—	$7,615,318
Less: Provision for uncollectible accounts	(352,228)	(11,010)	—	(341,218)
Net patient service operating revenues	7,677,874	403,774	—	7,274,100
Capitated revenues	2,956,479	1,186,185	—	1,770,294
Other revenues	863,238	33,688	—	829,550
Total net operating revenues	11,497,591	1,623,647	—	9,873,944
Operating expenses	10,423,562	1,572,064	(147)	8,851,645
Operating income	1,074,029	51,583	147	1,022,299
Debt expense, including refinancing charges	(322,014)	(6,458)	—	(315,556)
Other income	13,866	478	—	13,388
Income tax expense	276,005	38,059	59	237,887
Net income	489,876	7,544	88	482,244
Less: Net income attributable to noncontrolling interests	(129,654)	—	—	(129,654)
Net income attributable to DaVita Inc.	$360,222	$7,544	$88	$352,590

(1)	After elimination of the unrestricted subsidiaries and the physician groups.

Condensed Consolidating Statements of Comprehensive Income

	Consolidated Total	Physician Groups	Unrestricted Subsidiaries	Company and Restricted Subsidiaries(1)
For The Nine Months Ended September 30, 2017
Net income	$489,876	$7,544	$88	$482,244
Other comprehensive income	93,117	—	—	93,117
Total comprehensive income	582,993	7,544	88	575,361
Less: Comprehensive income attributable to the noncontrolling interests	(129,652)	—	—	(129,652)
Comprehensive income attributable to DaVita Inc.	$453,341	$7,544	$88	$445,709

(1)	After elimination of the unrestricted subsidiaries and the physician groups.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

Condensed Consolidating Balance Sheets

	Consolidated Total	Physician Groups	Unrestricted Subsidiaries	Company and Restricted Subsidiaries(1)
As of September 30, 2017
Cash and cash equivalents	$846,110	$162,536	$—	$683,574
Accounts receivable, net	2,091,074	174,944	—	1,916,130
Other current assets	1,096,365	17,722	—	1,078,643
Total current assets	4,033,549	355,202	—	3,678,347
Property and equipment, net	3,386,056	3,334	—	3,382,722
Amortizable intangibles, net	1,451,033	4,313	—	1,446,720
Other long-term assets	726,824	81,877	2,861	642,086
Goodwill	9,415,877	30,993	—	9,384,884
Total assets	$19,013,339	$475,719	$2,861	$18,534,759
Current liabilities	$2,874,793	$202,386	$—	$2,672,407
Payables to parent	—	97,434	2,861	(100,295)
Long-term debt and other long-term liabilities	10,142,527	63,272	—	10,079,255
Noncontrolling interests subject to put provisions	1,026,890	—	—	1,026,890
Total DaVita Inc. shareholders’ equity	4,784,581	112,627	—	4,671,954
Noncontrolling interests not subject to put provisions	184,548	—	—	184,548
Shareholders’ equity	4,969,129	112,627	—	4,856,502
Total liabilities and shareholder’s equity	$19,013,339	$475,719	$2,861	$18,534,759

(1)	After elimination of the unrestricted subsidiaries and the physician groups.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

Condensed Consolidating Statements of Cash Flows

	Consolidated Total	Physician Groups	Unrestricted Subsidiaries	Company and Restricted Subsidiaries(1)
For The Nine Months Ended September 30, 2017
Cash flows from operating activities:
Net income	$489,876	$7,544	$88	$482,244
Changes in operating and intercompany assets and liabilities and non-cash items included in net income	1,074,663	29,753	(88)	1,044,998
Net cash provided by operating activities	1,564,539	37,297	—	1,527,242
Cash flows from investing activities:
Additions of property and equipment	(639,829)	(5,903)	—	(633,926)
Acquisitions	(726,538)	—	—	(726,538)
Proceeds from asset and business sales	92,529	—	—	92,529
Investments and other items	166,605	(2,378)	—	168,983
Net cash used in investing activities	(1,107,233)	(8,281)	—	(1,098,952)
Cash flows from financing activities:
Long-term debt	(108,463)	—	—	(108,463)
Intercompany	—	28,829	—	(28,829)
Other items	(421,369)	—	—	(421,369)
Net cash (used in) provided by financing activities	(529,832)	28,829	—	(558,661)
Effect of exchange rate changes on cash	5,449	—	—	5,449
Net (decrease) increase in cash	(67,077)	57,845	—	(124,922)
Cash and cash equivalents at beginning of period	913,187	104,691	—	808,496
Cash and cash equivalents at end of period	$846,110	$162,536	$—	$683,574

(1)	After elimination of the unrestricted subsidiaries and the physician groups.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-looking statements
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking statements within the meaning of the federal securities laws. All statements that do not concern historical facts are forward-looking statements and include, among other things, statements about our expectations, beliefs, intentions and/or strategies for the future. Without limiting the foregoing, statements including the words "expect," "will," "plan," "anticipate," "believe," "forecast," "guidance," "outlook," "goals," and similar expressions are intended to identify forward-looking statements. These forward-looking statements may include statements regarding our future operations, financial condition and prospects, such as expectations for treatment growth rates, revenue per treatment, expense growth, levels of the provision for uncollectible accounts receivable, operating income, cash flow, operating cash flow, estimated tax rates, estimated charges and accruals, capital expenditures, the development of new dialysis centers and dialysis center acquisitions, government and commercial payment rates, revenue estimating risk and the impact of our level of indebtedness on our financial performance, and including earnings per share. These statements involve substantial known and unknown risks and uncertainties that could cause our actual results to differ materially from those described in the forward-looking statements, including risks resulting from the concentration of profits generated by higher-paying commercial payor plans for which there is continued downward pressure on average realized payment rates, and a reduction in the number of patients under such plans, including as a result of restrictions or prohibitions on the use and/or availability of charitable premium assistance, which may result in the loss of revenues or patients, or our making incorrect assumptions about how our patients will respond to any change in financial assistance from charitable organizations; the extent to which the ongoing implementation of healthcare exchanges or changes in or new legislation, regulations or guidance, or enforcement thereof, including among other things those regarding the exchanges, results in a reduction in reimbursement rates for our services from and/or the number of patients enrolled in higher-paying commercial plans; a reduction in government payment rates under the Medicare End Stage Renal Disease program or other government-based programs; the impact of the Medicare Advantage benchmark structure; risks arising from potential and proposed federal and/or state legislation or regulation, including healthcare-related and labor-related legislation or regulation, that could have a material adverse effect on our operations and profitability; the impact of the changing political environment and related developments on the current health care marketplace and on our business, including with respect to the future of the Affordable Care Act, the exchanges and many other core aspects of the current health care marketplace; changes in pharmaceutical or anemia management practice patterns, payment policies, or pharmaceutical pricing; legal compliance risks, including our continued compliance with complex government regulations and the provisions of our current Corporate Integrity Agreement (CIA) and current or potential investigations by various government entities and related government or private-party proceedings, and restrictions on our business and operations required by our corporate integrity agreement and other current or potential settlement terms, and the financial impact thereof and our ability to recover any losses related to such legal matters from third parties; continued increased competition from large- and medium-sized dialysis providers that compete directly with us; our ability to reduce administrative expenses while maintaining targeted levels of service and operating performance, including our ability to achieve anticipated savings from our recent DMG restructuring; our ability to maintain contracts with physician medical directors, changing affiliation models for physicians, and the emergence of new models of care introduced by the government or private sector, that may erode our patient base and reimbursement rates, such as accountable care organizations (ACOs), independent practice associations (IPAs) and integrated delivery systems; our ability to complete acquisitions, mergers or dispositions that we might be considering or announce, or to integrate and successfully operate any business we may acquire or have acquired, including DaVita Medical Group (DMG), or to successfully expand our operations and services to markets outside the United States, or to businesses outside of dialysis and DMG’s business; noncompliance by us or our business associates with any privacy laws or any security breach involving the misappropriation, loss or other unauthorized use or disclosure of confidential information; the variability of our cash flows; the risk that we might invest material amounts of capital and incur significant costs in connection with the growth and development of our international operations, yet we might not be able to operate them profitably anytime soon, if at all; risks arising from the use of accounting estimates, judgments and interpretations in our financial statements; impairment of our goodwill or other intangible assets; the risk that laws regulating the corporate practice of medicine could restrict the manner in which DMG conducts its business; the risk that the cost of providing services under DMG’s agreements may exceed our compensation; the risk that reductions in reimbursement rates, including Medicare Advantage rates, and future regulations may negatively impact DMG’s business, revenue and profitability; the risk that DMG may not be able to successfully establish a presence in new geographic regions or successfully address competitive threats that could reduce its profitability; the risk that a disruption in DMG’s healthcare provider networks could have an adverse effect on DMG’s business operations and profitability; the risk that reductions in the quality ratings of health maintenance organization plan customers of DMG could have an adverse effect on DMG’s business; the risk that health plans that acquire health maintenance organizations may not be willing to contract with DMG or may be willing to contract only on less favorable terms; and the other risk factors set forth in Part II, Item 1A. of this Quarterly Report on Form 10-Q. We base our forward-looking statements on information currently available to us, and we undertake no obligation to update or revise any forward-looking statements, whether as a result of changes in underlying factors, new information, future events or otherwise.
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
Our largest major line of business is our U.S. dialysis and related lab services, which is a leading provider of kidney dialysis services in the U.S. for patients suffering from ESRD. Our other major line of business, DMG, is a patient- and physician-focused integrated health care delivery and management company. All references to dialysis and related lab services refer only to our U.S. dialysis and related lab services business.
The following is a summary of our consolidated operating results for the third quarter of 2017 compared with the prior sequential quarter and the same quarter of 2016, as well as the nine months ended September 30, 2017 compared to the same period in 2016.

	Three months ended						Nine months ended
	September 30, 2017		June 30, 2017		September 30, 2016		September 30, 2017		September 30, 2016
	(dollar amounts rounded to nearest million)
Net revenues:
Patient service revenues	$2,746		$2,682		$2,643		$8,030		$7,708
Less: Provision for uncollectible accounts	(124)		(115)		(116)		(352)		(336)
Net patient service revenues	2,622		2,567		2,528		7,678		7,372
Capitated revenues	1,016		1,022		873		2,956		2,661
Other revenues	284		288		330		863		996
Total consolidated net revenues	3,923	100%	3,877	100%	3,731	100%	11,498	100%	11,029	100%
Operating expenses and charges:
Patient care costs	2,926	75%	2,860	74%	2,698	72%	8,509	74%	7,951	72%
General and administrative	400	10%	382	10%	407	11%	1,174	10%	1,180	11%
Depreciation and amortization	203	5%	200	5%	182	5%	594	5%	532	5%
Provision for uncollectible accounts	(3)	—%	(1)	—%	3	—%	(1)	—%	9	—%
Equity investment loss (income)	5	—%	(4)	—	(4)	—%	(3)	—%	(5)	—%
Goodwill and asset impairment charges	601	15%	61	2%	—	—%	702	6%	253	2%
Gain on changes in ownership interests, net	(17)	—%	—	—%	(374)	(10)%	(23)	—%	(404)	(4)%
Gain on settlement, net	—	—%	—	—%	—	—%	(527)	(5)%	—	—%
Total operating expenses and charges	4,115	105%	3,499	90%	2,912	78%	10,424	91%	9,516	86%
Operating (loss) income	$(193)	(5)%	$378	10%	$819	22%	$1,074	9%	$1,513	14%
Certain columns, rows or percentages may not sum or recalculate due to the use of rounded numbers.

The following table summarizes consolidated net revenues for our Kidney Care division and our DMG division:

	Three months ended			Nine months ended
	September 30, 2017	June 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(dollar amounts rounded to nearest million)
Net revenues:
Kidney Care:
U.S. dialysis and related lab services patient service revenues	$2,484	$2,430	$2,429	$7,286	$7,124
Less: Provision for uncollectible accounts	(118)	(109)	(109)	(334)	(321)
U.S. dialysis and related lab services net patient service revenues	2,366	2,320	2,320	6,952	6,803
Other revenues	5	5	4	15	12
Total net U.S. dialysis and related lab services revenues	2,370	2,325	2,324	6,967	6,815
Other—Ancillary services and strategic initiatives	277	274	328	833	986
Other—Capitated revenues	42	36	26	107	74
Other—Ancillary services and strategic initiatives net patient service revenues (less provision for uncollectible accounts)	95	84	58	246	166
Total net other-ancillary services and strategic initiatives revenues	414	394	412	1,186	1,226
Eliminations within Kidney Care	(19)	(19)	(10)	(57)	(33)
Total Kidney Care net revenues	2,765	2,699	2,725	8,096	8,008
DMG:
DMG capitated revenues	976	987	846	2,853	2,586
DMG net patient service revenues (less provision for uncollectible accounts)	188	190	167	556	448
Other revenues	15	19	15	53	42
Total DMG net revenues	1,178	1,196	1,028	3,461	3,076
Eliminations between Kidney Care and DMG	(21)	(18)	(23)	(60)	(55)
Total consolidated net revenues	$3,923	$3,877	$3,731	$11,498	$11,029
Certain columns or rows may not sum or recalculate due to the use of rounded numbers.

The following table summarizes consolidated operating (loss) income and adjusted consolidated operating income:

	Three months ended			Nine months ended
	September 30, 2017	June 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(dollar amounts rounded to nearest million)
Operating (loss) income:
Kidney Care:
U.S. dialysis and related lab services	$443	$450	$452	$1,838	$1,341
Other—Ancillary services and strategic initiatives
U.S. ancillary services and strategic initiatives	(19)	(36)	(6)	(108)	(7)
International	(17)	(13)	368	(35)	345
	(37)	(48)	362	(143)	338
Corporate administrative support	(11)	(11)	(28)	(33)	(40)
Total Kidney Care	395	391	786	1,662	1,639
DMG	(588)	(13)	33	(588)	(126)
Total consolidated operating (loss) income	$(193)	$378	$819	$1,074	$1,513
Reconciliation of non-GAAP measures:
Goodwill impairment charges	601	61	—	686	253
Equity investment loss related to APAC JV goodwill impairment	6	—	—	6	—
Impairment of assets	—	—	—	15	—
Restructuring charges	11	—	—	11	—
Equity investment loss related to restructuring charges	1	—	—	1	—
Gain on settlement, net	—	—	—	(527)	—
Equity investment income related to gain on settlement	—	—	—	(3)	—
Gain on APAC JV ownership changes	—	—	(374)	(6)	(374)
Gain on Magan acquisition	(17)	—	—	(17)	—
Gain on sale of Tandigm ownership interests	—	—	—	—	(40)
Loss on sale of DMG Arizona	—	—	—	—	10
Accruals for legal matters	(11)	(4)	—	(15)	16
Reduction in a receivable associated with the DMG acquisition escrow provision	—	—	27	—	27
Adjusted consolidated operating income(1)	$399	$436	$472	$1,227	$1,405
Certain columns or rows may not sum or recalculate due to the use of rounded numbers.

(1)
For the periods presented in the table above adjusted operating income is defined as operating (loss) income before certain items which we do not believe are indicative of ordinary results, including goodwill and other asset impairment charges, restructuring charges, a net settlement gain, gains (losses) on ownership changes, estimated accruals for certain legal matters and a reduction in a receivable associated with the DMG acquisition escrow provision. Adjusted operating income as so defined is a non-GAAP measure and is not intended as a substitute for GAAP operating (loss) income. We have presented these adjusted amounts because management believes that these presentations enhance a user’s understanding of our normal consolidated operating (loss) income by excluding certain items which we do not believe are indicative of our ordinary results of operations. As a result, adjusting for these amounts allows for comparison to our normal prior period results.

Consolidated net revenues
Consolidated net revenues for the third quarter of 2017 increased by approximately $46 million, or 1.2%, as compared to the second quarter of 2017. The increase in consolidated net revenues was primarily due to an increase of approximately $45 million in U.S. dialysis and related lab services’ net revenues, primarily as a result of higher volume from acquired and non-acquired treatment growth, one additional treatment day, and a slight increase in our average revenue per treatment during the three months ended September 30, 2017 as compared to the second quarter of 2017, as discussed below. The increase in consolidated net revenues was also due to an increase of $20 million in our ancillary services and strategic initiatives net revenues, primarily related to growth in our international operations and an increase in VillageHealth revenues from special need plans and shared savings revenue recognized by our ESRD Seamless Care Organization (ESCO) joint ventures, partially offset by a decrease in revenues in our pharmaceutical business. These increases were partially offset by a decrease of $18 million in DMG net revenues. The decrease in DMG net revenues was primarily due to Medicaid reimbursement rate decreases effective July 1, 2017, timing of shared savings senior revenues, and a decrease in the number of commercial and Medicaid members to whom DMG provides health care services, as described below.
Consolidated net revenues for the third quarter of 2017 increased by approximately $192 million, or 5.1%, as compared to the third quarter of 2016. The increase in consolidated net revenues was due to an increase of $46 million in U.S. dialysis and related lab services’ net revenues, primarily as a result of higher volume from acquired and non-acquired treatment growth, partially offset by a decrease in our average dialysis revenue per treatment of approximately $7, as discussed below. The increase in consolidated net revenues was also due to an increase in DMG net revenues of $150 million, primarily due to the conversion of existing contracts from shared risk to global risk and an increase in revenues due to acquired and non-acquired growth, as described below. In addition, the increase in consolidated net revenues was due to an increase of approximately $2 million in our ancillary services and strategic initiatives net revenues, primarily due to growth in our international operations, an increase in VillageHealth revenues from special need plans and shared savings revenue recognized by our ESCO joint ventures partially offset by a decrease in revenues in our pharmaceutical business, as described below.
Consolidated net revenues for the nine months ended September 30, 2017 increased by approximately $469 million, or 4.3%, as compared to the same period in 2016. The increase in consolidated net revenues was due to an increase of $152 million in U.S. dialysis and related lab services’ net revenues, primarily as a result of higher volume from acquired and non-acquired treatment growth, partially offset by a decrease in our average dialysis revenue per treatment of approximately $5 and one less treatment day during the nine months ended September 30, 2017, as discussed below. The increase in consolidated net revenues was also due to an increase in DMG net revenues of $385 million, primarily due to the conversion of existing contracts from shared risk to global risk, acquisition related growth, and an increase in shared savings revenue, as described below. These increases were partially offset by a decrease of approximately $40 million in our ancillary services and strategic initiatives net revenues, primarily due to a decrease in revenues in our pharmaceutical business, partially offset by an increase in revenues due to growth in our international operations and an increase in VillageHealth revenues from special need plans and shared savings revenue recognized by our ESCO joint ventures, as described below.
Consolidated operating (loss) income
Consolidated operating results for the third quarter of 2017, which includes goodwill impairment charges of $601 million at certain DMG reporting units, an equity investment loss of $6 million for goodwill impairments at our APAC JV, restructuring charges related to DMG and our international business of $12 million, a gain associated with the Magan acquisition of $17 million, and a reduction in estimated accruals for legal matters of $11 million, decreased by approximately $571 million as compared to the second quarter of 2017, which included goodwill impairment charges of $61 million related to various reporting units and a reduction in estimated accruals for legal matters of $4 million, as discussed below. Excluding these items from their respective quarters, adjusted consolidated operating income for the third quarter of 2017 decreased by $37 million due to a decrease in adjusted operating income of $39 million related to DMG and a decrease in U.S. dialysis and related lab services operating income of $7 million, partially offset by a decrease in adjusted operating losses in our ancillary and strategic initiatives of $10 million, as described below.

Consolidated operating results for the third quarter of 2017, which includes goodwill impairment charges of $601 million at certain DMG reporting units, an equity investment loss of $6 million for goodwill impairments at our APAC JV, restructuring charges related to DMG and our international business of $12 million, a gain associated with the Magan acquisition of $17 million, and a reduction in estimated accruals for legal matters of $11 million, decreased by $1.012 billion as compared to the third quarter in 2016, which included a gain on the APAC JV ownership change of $374 million and an adjustment to reduce a receivable associated with the DMG acquisition escrow provision relating to an income tax item of $27 million, as discussed below. Excluding these items from their respective quarters, adjusted consolidated operating income for the third quarter of 2017 decreased by $73 million. Adjusted consolidated operating income decreased due to a decrease in adjusted operating income of $38 million related to DMG, an increase in adjusted operating losses in our ancillary and strategic initiatives of $16 million, and a decrease in operating income in U.S. dialysis and related lab services of $9 million, as described below.
Consolidated operating income for the nine months ended September 30, 2017, which includes goodwill impairment charges of $686 million related to various reporting units, an equity investment loss of $6 million for goodwill impairments at our APAC JV, an asset impairment of $15 million related to the restructuring of our pharmacy business, restructuring charges related to DMG and our international business of $12 million, a net gain on settlement of $530 million, a gain on the APAC JV ownership change of $6 million, as discussed below, a gain associated with the Magan acquisition of $17 million, and a reduction in estimated accruals for legal matters of $15 million, decreased by $439 million as compared to the same period in 2016, which included goodwill impairment charges of $253 million related to certain DMG reporting units, a gain on the APAC JV ownership change of $374 million, a gain related to the partial sale of our interest in Tandigm of $40 million, a loss on the DMG Arizona sale of $10 million, estimated accruals for legal matters of $16 million, and an adjustment to reduce a receivable associated with the DMG acquisition escrow provision relating to an income tax item of $27 million. Excluding these items from their respective periods, adjusted consolidated operating income for the nine months ended September 30, 2017 decreased by $178 million due to a decrease in adjusted operating income in U.S. dialysis and related lab services of $33 million, a decrease in adjusted operating income of $72 million related to DMG and an increase in adjusted operating losses in our ancillary and strategic initiatives of $54 million, as described below.

U.S. dialysis and related lab services business
Results of operations

	Three months ended			Nine months ended
	September 30, 2017	June 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(dollar amounts rounded to nearest million, except per treatment data; revenue per treatment rounded to the nearest dollar)
Net revenues:
Dialysis and related lab services patient service revenues	$2,484	$2,430	$2,429	$7,286	$7,124
Less: Provision for uncollectible accounts	(118)	(109)	(109)	(334)	(321)
Dialysis and related lab services net patient service revenues	2,366	2,320	2,320	6,952	6,803
Other revenues	5	5	4	15	12
Total net dialysis and related lab services revenues	2,370	2,325	2,324	6,967	6,815
Operating expenses and charges:
Patient care costs	1,607	1,561	1,565	4,715	4,577
General and administrative	197	189	188	574	552
Depreciation and amortization	132	130	123	387	358
Equity investment income	(8)	(5)	(4)	(20)	(13)
Gain on settlement, net	—	—	—	(527)	—
Total operating expenses and charges	1,928	1,875	1,872	5,129	5,474
Operating income	$443	$450	$452	$1,838	$1,341
Reconciliation of non-GAAP measures:
Gain on settlement, net	—	—	—	(527)	—
Equity investment income related to gain on settlement	—	—	—	(3)	—
Adjusted operating income(1)	$443	$450	$452	$1,308	$1,341
Dialysis treatments	7,186,280	7,035,894	6,887,992	21,026,558	20,273,476
Average dialysis treatments per treatment day	90,966	90,204	87,190	89,857	86,307
Average dialysis and related lab services revenue per treatment	$346	$345	$353	$347	$351
Certain columns or rows may not sum or recalculate due to the use of rounded numbers.

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

Net revenues
Dialysis and related lab services’ net revenues for the third quarter of 2017 increased by approximately $45 million, or 1.9%, as compared to the second quarter of 2017. The increase in dialysis and related lab services’ net revenues was due to an increase in the number of treatments and a slight increase in average revenue per treatment of less than $1. The increase in the number of treatments was primarily due to acquired and non-acquired treatment growth, including the acquisition of Renal Ventures Management, LLC (Renal Ventures) which was completed on May 1, 2017 as well as one additional treatment day during the three months ended September 30, 2017 as compared to the prior quarter. This increase in treatments was partially offset by the loss of treatments due to the impact of the hurricanes during the third quarter of 2017. The slight increase in average revenue per treatment was due to an increase in seasonal administration of flu vaccines.

Dialysis and related lab services’ net revenues for the third quarter of 2017 increased by approximately $46 million, or 2.0%, as compared to the third quarter of 2016. The increase in net revenues was principally due to volume growth from additional treatments, partially offset by a decrease in our average dialysis revenue per treatment of approximately $7. The increase in the number of treatments was primarily attributable to acquired and non-acquired treatment growth, including the acquisition of Renal Ventures, partially offset by the loss of treatments due to the impact of the hurricanes during the third quarter of 2017. The decrease in our average dialysis revenue per treatment was primarily due to a decline in commercial mix, including exchange patients.
Dialysis and related lab services’ net revenues for the nine months ended September 30, 2017 increased by approximately $152 million, or 2.2%, as compared to the same period in 2016. The increase in net revenues was principally due to volume growth from additional treatments, partially offset by a decrease in our average dialysis revenue per treatment of approximately $5. The increase in the number of treatments was primarily attributable to acquired and non-acquired treatment growth, including the acquisition of Renal Ventures, partially offset by one less treatment day and the loss of treatments due to the impact of the hurricanes during the nine months ended September 30, 2017, as compared to the same period in 2016. The decrease in our average dialysis revenue per treatment was primarily due to a decline in commercial mix, including exchange patients.
In October 2017, CMS published the 2018 final rule for the ESRD Prospective Payment System (PPS), which increased dialysis facilities’ bundled payment rate for 2018 relative to prior years. CMS projects that the 2018 final rule for the ESRD PPS will (i) increase the total payments to all ESRD facilities by 0.5% in 2018 compared to 2017; (ii) increase total payments to hospital-based ESRD facilities by 0.7% in 2018 compared to 2017; and (iii) increase total payments for freestanding facilities by 0.5% in 2018 compared to 2017.
Provision for uncollectible accounts. The provision for uncollectible accounts receivable for dialysis and related lab services was 4.75% for the third quarter of 2017, and was 4.50% for the second quarter of 2017 and the third quarter of 2016. We continue to experience higher amounts of write-offs due to uninsured and underinsured patients. We assess our level of provision for uncollectible accounts based upon our historical cash collection experience and trends, and have and will continue to adjust the provision as necessary as a result of changes in expectations based on our cash collections.
Operating expenses and charges
Patient care costs. Dialysis and related lab services’ patient care costs of approximately $224 per treatment for the third quarter of 2017 increased by approximately $2 per treatment as compared to the second quarter of 2017. The increase was primarily attributable to an increase in labor and benefits costs due to a decrease in productivity and an increase in other direct operating expenses associated with our dialysis centers, including the impact of the hurricanes. These increases were partially offset by a decrease in pharmaceutical costs due to a decrease in pharmaceutical intensity and a decrease in travel expenses related to our annual management meeting held in the second quarter of 2017.
Dialysis and related lab services’ patient care costs per treatment for the third quarter of 2017 decreased by approximately $4 per treatment as compared to the third quarter of 2016. The decrease was primarily attributable to a decrease in pharmaceutical costs due to a price reduction, a decrease in profit sharing expense and a decrease in insurance expense, partially offset by an increase in labor and benefits costs and an increase in other direct operating expenses associated with our dialysis centers, including the impact of the hurricanes during the third quarter of 2017.
Dialysis and related lab services’ patient care costs per treatment for the nine months ended September 30, 2017 decreased by $2 per treatment as compared to the same period in 2016. The decrease was primarily attributable to a decrease in pharmaceutical costs due to a price reduction, as well as a decrease in profit sharing expense, partially offset by an increase in labor and benefits costs and an increase in other direct operating expenses associated with our dialysis centers, including the impact of the hurricanes during the third quarter of 2017.
General and administrative expenses. Dialysis and related lab services’ general and administrative expenses of approximately $197 million in the third quarter of 2017 increased by approximately $8 million as compared to the second quarter of 2017. The increase in general and administrative expenses was primarily due to an increase in long-term incentive compensation expense, an increase in contract labor, and increases in consulting, office supplies, benefits and occupancy costs. These increases were partially offset by a decrease in travel expenses due to management meetings and decreases in property and payroll taxes.
Dialysis and related lab services’ general and administrative expenses for the third quarter of 2017 increased by approximately $9 million as compared to the third quarter of 2016. This was primarily due to increases in labor and benefits costs, occupancy costs, and an increase in long-term incentive compensation expense. These increases were partially offset by decreases in legal costs, profit sharing and travel expenses.
Dialysis and related lab services’ general and administrative expenses for the nine months ended September 30, 2017 increased by approximately $22 million as compared to the same period in 2016. This increase was primarily due to increases in labor and benefits costs, occupancy costs, and consulting costs, partially offset by decreases in long-term incentive compensation, legal costs, and profit sharing expense.
Depreciation and amortization. Depreciation and amortization for dialysis and related lab services was approximately $132 million for the third quarter of 2017, $130 million for the second quarter of 2017, and $123 million for the third quarter of 2016. The increase in depreciation and amortization in the third quarter of 2017, as compared to the second quarter of 2017 and the third quarter of 2016, was primarily due to growth in newly developed centers and from acquired centers, as well as technology investments in our clinical network.
Equity investment income. Equity investment income for dialysis and related lab services was approximately $8 million for the third quarter of 2017, $5 million for the second quarter of 2017, and $4 million for the third quarter of 2016. Equity investment income in the third quarter of 2017 increased by approximately $3 million as compared to the second quarter of 2017 primarily due to a release of account receivable reserves upon receipt of Medicare certification at one of our joint venture centers. Equity investment income in the third quarter of 2017 increased by approximately $4 million as compared to the same period in 2016 primarily due to a release of account receivable reserves upon receipt of Medicare certification, as discussed above, and an increase in profitability of certain joint ventures.
Gain on settlement, net. During the first quarter of 2017, we reached an agreement with the government for amounts owed to us for dialysis services provided from 2005 through 2011 to patients covered by the VA. As a result of this settlement we recognized a one-time net gain of $527 million, as well as equity investment income of $3 million for our share of the settlement recognized by our nonconsolidated joint ventures. As such, the total effect of this settlement on our operating income was an increase of $530 million.
Accounts receivable
Our dialysis and related lab services’ accounts receivable balances, net of the provision for uncollectible accounts, were $1.532 billion and $1.420 billion at September 30, 2017 and June 30, 2017, respectively, which represented approximately 60 days and 56 days, respectively. Our day sales outstanding (DSO) increased four days due to receivables inherited in the Renal Ventures acquisition, delays in billings for centers impacted by the hurricanes during the third quarter of 2017, as well as changes we made in our collection policies and procedures to improve overall collections. We expect DSO to decline 3 to 4 days over the next few quarters as we continue to work through these items. Our DSO calculation is based on the current quarter’s average revenues per day. There were no significant changes during the third quarter of 2017 from the second quarter of 2017 in the amount of unreserved accounts receivable over one year old or the amounts pending approval from third-party payors.
Segment operating income
Dialysis and related lab services’ operating income for the third quarter of 2017 decreased by approximately $7 million as compared to the second quarter of 2017. Operating income was negatively impacted by increases in consulting costs, labor and benefits costs, other direct operating expenses associated with our dialysis centers, an increase in long-term incentive compensation expense, office supplies, and occupancy costs. Operating income was positively impacted by an increase in treatments and a slight increase in average revenue per treatment as compared to the prior quarter, as discussed above. Operating income was also positively impacted by decreases in pharmaceutical intensity, a reduction in travel expenses, as well as decreases in property and payroll taxes, as discussed above.
Dialysis and related lab services’ operating income for the third quarter of 2017, decreased by approximately $9 million as compared to the third quarter of 2016. This decrease in operating income was principally due a decrease in our average dialysis revenue per treatment of approximately $7, as discussed above. Operating income was negatively impacted by higher labor and benefits costs, an increase in other direct operating expenses associated with our dialysis centers, and increases in occupancy costs, and in long-term incentive compensation expense. Operating income benefited from an increase in volume growth from additional treatments during the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, as well as decreases in pharmaceutical costs, profit sharing expense, travel expenses, legal costs, and insurance expense.

Dialysis and related lab services’ operating income for the nine months ended September 30, 2017, which includes a net gain on settlement with the VA of $530 million, increased by approximately $497 million as compared to the same period in 2016. Excluding the net gain on the settlement, adjusted operating income decreased by approximately $33 million. This decrease in adjusted operating income was due to a decrease in our average dialysis revenue per treatment of approximately $5 as well as one less treatment day during the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, as discussed above. Adjusted operating income was also negatively impacted by higher labor and benefits costs, an increase in other direct operating expenses associated with our dialysis centers, and increases in occupancy and consulting costs. Adjusted operating income benefited from an increase in volume growth from additional treatments, a decrease in pharmaceutical costs, as well as decreases in profit sharing expense, long-term incentive compensation expense and legal costs.
DMG business
Results of operations

	Three months ended			Nine months ended
	September 30, 2017	June 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(dollar amounts rounded to nearest millions)
Net revenues:
DMG capitated revenue	$976	$987	$846	$2,853	$2,586
Patient service revenue	192	195	173	572	462
Less: Provision for uncollectible accounts	(4)	(6)	(6)	(16)	(14)
Net patient service revenue	188	190	167	556	448
Other revenues	15	19	15	53	42
Total net revenues	1,178	1,196	1,028	3,461	3,076
Operating expenses:
Patient care costs	995	983	824	2,870	2,457
General and administrative expense	127	120	121	376	365
Depreciation and amortization	61	60	53	178	153
Goodwill impairment charges	601	51	—	652	253
Gain on changes of ownership interests, net	(17)	—	—	(17)	(30)
Equity investment (income) loss	—	(4)	(3)	(8)	4
Total expenses	1,766	1,209	995	4,050	3,202
Operating (loss) income	$(588)	$(13)	$33	$(588)	$(126)
Reconciliation of non-GAAP:
Goodwill impairment charges	601	51	—	652	253
Restructuring charges	10	—	—	10	—
Gain on Magan acquisition	(17)	—	—	(17)	—
Gain on sale of Tandigm ownership interests	—	—	—	—	(40)
Loss on sale of DMG Arizona	—	—	—	—	10
Accruals for legal matters	(11)	(4)	—	(15)	16
Adjusted operating (loss) income(1)	$(5)	$34	$33	$41	$113
Certain columns or rows may not sum or recalculate due to the use of rounded numbers.

(1)
For the periods presented in the table above adjusted operating (loss) income is defined as operating (loss) income before certain items which we do not believe are indicative of ordinary results, including goodwill impairment charges, restructuring charges, (gains) losses on ownership changes, and estimated accruals for legal matters. Adjusted operating (loss) income as so defined is a non-GAAP measure and is not intended as a substitute for GAAP operating (loss) income. We have presented these adjusted amounts because management believes that these presentations enhance a user’s understanding of our normal consolidated operating (loss) income by excluding certain items which we do not believe are indicative of our ordinary results of operations. As a result, adjusting for these amounts allows for comparison to our normal prior period results.
Capitated membership information
The following table provides (i) the total number of capitated members to whom DMG provided healthcare services and (ii) the aggregate number of member months. Member months represent the aggregate number of months of healthcare services DMG has provided to capitated members during a period of time:

	Members at			Member months for
				Three months ended			Nine months ended
	September 30, 2017	June 30, 2017	September 30, 2016	September 30, 2017	June 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Payor classification:
Senior	317,600	305,600	303,900	953,300	918,200	914,000	2,791,800	2,846,700
Commercial	352,500	323,700	338,800	1,059,200	983,000	1,026,300	3,038,100	3,112,400
Medicaid	95,400	96,700	107,200	287,100	291,200	326,500	883,400	1,002,000
	765,500	726,000	749,900	2,299,600	2,192,400	2,266,800	6,713,300	6,961,100
Other members:
Nonconsolidated joint ventures	115,300	157,600	153,800	347,500	471,600	463,800	1,284,500	1,307,800

Members and member months for the third quarter of 2017 increased from the second quarter of 2017 primarily due to an increase in senior and commercial members as a result of the Magan acquisition, as described below. These increases were partially offset by a decrease in commercial members as employers shift to less expensive options for medical services for their employees and a decline in Medicaid members due to increased competition.
Members and member months for the third quarter of 2017 increased from the third quarter of 2016 primarily due to an increase in senior and commercial members as a result of the Magan acquisition, as described below, and an increase in senior members resulting from other acquired and non-acquired growth. These increases were partially offset in part by a decrease in commercial members, as described above, a decline in Medicaid membership due to increased competition, the non-renewal of certain Medicaid contracts, the termination of affiliates, and the sale of our Georgia operations.
Member months for the nine months ended September 30, 2017 decreased from the same period of 2016 due to a decrease in senior member months primarily due to the sale of our Arizona business and the changes described above.
In addition to the members above, DMG has provided healthcare services to members in nonconsolidated operating joint ventures accounted for as equity investments. As of July 1, 2017, DMG acquired Magan, as described below, which resulted in DMG's consolidation of one of these previously nonconsolidated joint ventures. The decrease in members and member months at DMG's nonconsolidated joint ventures for the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016 was due to the Magan acquisition, pursuant to which its members are now included in our consolidated totals above, partially offset by an increase in enrollment of members related to our Tandigm Health (Tandigm) joint venture. The decrease in members and member months for the three months ended September 30, 2017 compared to the three months ended June 30, 2017 was primarily due to the Magan acquisition as well as a slight decline in our Tandigm membership.

Revenues
The following table summarizes DMG’s revenue by source:

	Three months ended			Nine months ended
	September 30, 2017	June 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(dollars rounded to nearest millions)
DMG revenues:
Senior revenues	$738	$753	$634	$2,151	$1,920
Commercial revenues	201	194	165	583	525
Medicaid revenues	36	41	47	119	141
Total capitated revenues	976	987	846	2,853	$2,586
Patient service revenue, net of provision for uncollectible accounts	188	190	167	556	448
Other revenues	15	19	15	53	42
Total net revenues	$1,178	$1,196	$1,028	$3,461	$3,076
Certain columns or rows may not sum or recalculate due to the use rounded numbers.
Net revenues
DMG’s net revenue for the third quarter of 2017 decreased by approximately $18 million, or 1.5%, as compared to the second quarter of 2017. The decrease in revenues was primarily driven by Medicaid rate decreases effective July 1, 2017, the timing of shared savings senior revenues, capitation revenue adjustments, and a decrease in commercial and Medicaid members to whom DMG provides health care services, as described above. These decreases were partially offset by increases due to commercial and senior growth from the Magan acquisition and senior non-acquired growth.
DMG’s net revenue for the third quarter of 2017 increased by approximately $150 million, or 14.6%, as compared to the third quarter of 2016, primarily due to the conversion of contracts from shared risk to global risk in California, with an associated change in presentation of both senior and commercial revenues and patient care costs from a net basis to a gross basis. In addition, DMG's overall revenue rate increased due to changes in membership mix and improved commercial rates, senior and commercial revenues increased due to acquired and non-acquired growth, as described above, and fee-for-service (FFS) revenues also increased due to acquired and non-acquired growth. These increases were partially offset by a decrease due to the timing of capitation revenue adjustments, a decrease in non-acquired commercial and Medicaid members to whom DMG provides health care services and a decrease in Medicaid and Medicare Advantage rates.
DMG’s net revenue for the nine months ended September 30, 2017 increased by approximately $385 million, or 12.5%, as compared to the same period in 2016, primarily due to the conversion of existing contracts from shared risk to global risk, as described above, an increase in FFS and other revenues from acquired and non-acquired growth, including a full nine months of revenue from the acquisition of The Everett Clinic Medical Group (TEC) compared to only seven months in the nine months ended September 30, 2016, an increase in DMG's overall revenue rate due to changes in membership mix and improved commercial rates, an increase in senior and commercial revenues due to acquired and non-acquired growth, as described above, and the timing of shared saving revenues. These increases were partially offset by a decrease in senior capitated revenues from the sale of our DMG Arizona business, a decrease in commercial risk sharing revenue due to commercial revenue adjustments recognized in the second quarter of 2016, a decrease due to the timing of capitation revenue adjustments, a decrease in non-acquired commercial and Medicaid members to whom DMG provides health care services, as described above, and a decrease in Medicaid and Medicare Advantage rates.
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

Operating expenses
Patient care costs. DMG’s patient care costs of approximately $995 million for the third quarter of 2017 increased by approximately $12 million as compared to the second quarter of 2017. This increase was primarily due to acquired growth and an increase in medical costs, partially offset by a reduction in benefit costs and a decrease in non-acquired commercial and Medicaid members to whom DMG provides healthcare services.
DMG’s patient care costs for the third quarter of 2017 increased by approximately $171 million as compared to the third quarter of 2016, primarily due to the conversion of contracts from shared risk to global risk, which is associated with a change in presentation of both revenues and expenses from a net basis to a gross basis, an increase in medical costs due to an increase in utilization, an increase in costs due to acquired and non-acquired growth, and an increase in labor costs. This increase in costs was partially offset by a decrease in benefit costs and a decrease in non-acquired commercial and Medicaid members to whom DMG provides healthcare services.
DMG’s patient care costs for the nine months ended September 30, 2017 increased by approximately $413 million as compared to the same period in 2016, primarily due to the contract conversion to global risk, as described above, a full nine months of operations from TEC compared to only seven months in the nine months ended September 30, 2016, an increase in medical costs due to an increase in utilization, an increase in costs due to acquired and non-acquired growth, and an increase in labor costs. This increase in costs was partially offset by a decrease due to a full nine months without our DMG Arizona business, periodic adjustments for risk share arrangements, and a decrease in non-acquired commercial and Medicaid members to whom DMG provides healthcare services.
General and administrative expenses. DMG’s general and administrative expenses of approximately $127 million for the third quarter of 2017, which includes restructuring charges of $10 million and a reduction in estimated accruals for legal matters of $11 million, increased by approximately $7 million as compared to the second quarter of 2017, which included a reduction in estimated accruals for legal matters of $4 million. Excluding these items from their respective periods, adjusted general and administrative expenses increased by approximately $4 million. This increase was primarily attributable to acquired growth.
During the three and nine months ended September 30, 2017, DMG recognized restructuring charges of $10 million in general and administrative expense related to a reduction in force across all DMG markets and its corporate location.
DMG’s general and administrative expenses for the third quarter of 2017, which includes restructuring charges of $10 million and a reduction in estimated accruals for legal matters of $11 million, increased by $6 million as compared to the third quarter of 2016. Excluding these items from the third quarter of 2017, adjusted general and administrative expenses increased by $7 million. This increase was primarily due to acquired growth, an increase in corporate administrative support expenses due to increased costs associated with growth initiatives, and increased labor costs.
DMG’s general and administrative expenses for the nine months ended September 30, 2017, which includes restructuring charges of $10 million and a reduction in estimated accruals for legal matters of $15 million, increased by $11 million as compared to the same period in 2016, which included an estimated accrual for legal matters of $16 million in the second quarter of 2016. Excluding these items from their respective periods, adjusted general and administrative expenses increased by $32 million. This is primarily attributable to an increase in corporate administrative support expenses due to increased costs associated with growth initiatives, increased labor costs, a full nine months of operations from the TEC acquisition, compared to only seven months in the nine months ended September 30, 2016 and other acquisition-related growth, partially offset by a decrease in professional fees.
Depreciation and amortization. DMG’s depreciation and amortization was approximately $61 million for the third quarter of 2017, $60 million for the second quarter of 2017 and $53 million for the third quarter of 2016. As of September 1, 2016, we committed to a plan to change HCP-related trade names to DMG. As a result of this decision we accelerated the amortization of the remaining carrying value of HCP-related trade names, which will continue through the first quarter of 2019, reflecting the remaining expected life of this asset.
Depreciation and amortization increased by approximately $1 million as compared to the second quarter of 2017 due to acquired growth and an increase in technology and property investments as part of our growth initiatives. Depreciation and amortization increased approximately $8 million as compared to the third quarter of 2016, due to accelerated amortization of the HCP-related trade names of approximately $4 million and an increase in technology and property investments as part of our growth initiatives.
Gain on changes in ownership interests. Effective July 1, 2017 our DMG business acquired Magan. As part of the Magan acquisition we acquired a 100% controlling interest in a DMG-Magan joint venture in which we previously owned only a noncontrolling 50% interest.  As a result, we recognized a non-cash gain of $17 million on DMG's previously held 50% interest in this joint venture based on its fair value at the time of the acquisition.
Effective June 30, 2016, we sold a portion of DMG's ownership interest in Tandigm, reducing our ownership from 50% to 19% and resulting in a pre-tax gain of $40 million. On June 1, 2016, we sold our DMG Arizona business for a pre-tax loss of $10 million.
Goodwill impairment charges. During the third quarter of 2017, we recognized goodwill impairment charges of $561 million at our DMG California reporting unit, $26 million at our DMG Florida reporting unit and $14 million at our DMG New Mexico reporting unit. These charges resulted primarily from reimbursement pressures, continuing increases in medical costs, and other market factors.
Pursuant to further evaluation of this business during the third quarter including the preparation of these interim consolidated financial statements, we determined that commercial membership is expected to be lower than previously expected due to increased reimbursement pressure, Medicaid reimbursement rates are expected to trend lower within the state of California, and the gap between Medicare rate increases and medical cost increases is likely to persist. Accordingly, management has revised its expectations for certain DMG reporting units. We have identified opportunities to mitigate the effects of some of these challenges and are continuing to evaluate our strategic alternatives concerning the DMG business, but the timing and likelihood of such changes remain uncertain.
We also recognized goodwill impairment charges of $51 million at our DMG Florida and DMG New Mexico reporting units during the second quarter of 2017. These charges resulted primarily from changes in expectations concerning government reimbursement, including the effect of Medicare Advantage final benchmark payment rates for 2018 announced on April 3, 2017 and our expected ability to mitigate them, as well as medical cost and utilization trends.
During the nine months ended September 30, 2017, we recognized goodwill impairment charges of $686 million.
During the nine months ended September 30, 2016, we recognized goodwill impairment charges of $253 million at our DMG Florida and DMG Nevada reporting units. These charges resulted primarily from changes in expectations concerning government reimbursement and our expected ability to mitigate them, as well as medical cost trends and other market conditions. No goodwill impairment charges were recognized during the three months ended September 30, 2016.
Equity investment income. DMG’s equity investment income was approximately $0.5 million for the third quarter of 2017, $4 million for the second quarter of 2017, and $3 million for the third quarter of 2016. The decrease from the second quarter of 2017 was primarily attributable to DMG's purchase of Magan and a decrease in profitability at our remaining joint venture. The decrease from the third quarter of 2016 was due to DMG's purchase of Magan, offset in part by the sale of our Fullwell minority ownership interest during the fourth quarter of 2016, which resulted in reduced losses from this investment, and an increase in profitability at our remaining joint venture.
Segment operating (loss) income
DMG’s operating results for the third quarter of 2017, which includes goodwill impairment charges of $601 million, a non-cash gain associated with our Magan acquisition of $17 million, restructuring charges of $10 million, and a reduction in estimated accruals for legal matters of $11 million, decreased by approximately $575 million as compared to the second quarter of 2017, which included goodwill impairment charges of $51 million and a reduction in estimated accruals for legal matters of $4 million. Excluding these items, DMG adjusted operating income decreased by $39 million compared to the second quarter of 2017. The decrease in DMG adjusted operating income was primarily due to increased medical costs, Medicaid rate decreases effective July 1, 2017, a decrease in senior revenues due to the timing of shared savings revenue, a decrease due to capitation revenue adjustments, partially offset by a decrease in benefit costs.
DMG’s operating results for the third quarter of 2017, which includes a goodwill impairment charge of $601 million, a non-cash gain associated with our Magan acquisition of $17 million, restructuring charges of $10 million and a reduction in estimated accruals for legal matters of $11 million, decreased by approximately $621 million as compared to the third quarter of 2016. Excluding these items from the third quarter of 2017, DMG adjusted operating income for the third quarter of 2017 decreased by $38 million compared to the third quarter of 2016. The decrease in adjusted operating income was primarily due to an increase in medical costs due to an increase in utilization, an increase in corporate administrative support expenses due to increased costs associated with growth initiatives, an increase in labor costs, the timing of capitation revenue adjustments, an increase in depreciation and amortization related to the HCP trade name acceleration, and a decrease in Medicaid and Medicare Advantage rates, partially offset by revenue rate increases due to changes in membership mix and improved commercial rates, and a decrease in benefit costs.

DMG’s operating results for the nine months ended September 30, 2017, which includes goodwill impairment charges of $652 million, a non-cash gain associated with our Magan acquisition of $17 million, restructuring charges of $10 million and a reduction in estimated accruals for legal matters of $15 million, decreased by approximately $462 million as compared to the same period in 2016, which included a goodwill impairment charge of $253 million related to certain DMG reporting units, a gain related to the partial sale of our interest in Tandigm of $40 million, a loss on the HCP Arizona sale of $10 million and estimated accruals for legal matters of $16 million. Excluding these items from their respective periods, DMG adjusted operating income for the nine months ended September 30, 2017 decreased by $72 million compared to the same period in 2016. The decrease in adjusted operating income was primarily due to a decrease in commercial risk sharing revenue due to commercial revenue adjustments recognized in the second quarter of 2016, an increase in medical costs due to an increase in utilization, an increase in corporate administrative support expenses due to increased costs associated with growth initiatives, an increase in labor costs, capitation revenue adjustments, an increase in depreciation and amortization related to the HCP trade name acceleration, and a decrease in Medicaid and Medicare Advantage rates. These decreases were partially offset by periodic adjustments for risk share arrangements in the first quarter of 2017, revenue rate increases due to changes in membership mix and improved commercial rates, an increase in shared savings revenues, as discussed above, and a decrease in professional fees.
Other—Ancillary services and strategic initiatives business
Our other operations include ancillary services and strategic initiatives which are primarily aligned with our U.S. dialysis and related lab services business. As of September 30, 2017, these consisted primarily of pharmacy services, disease management services, vascular access services, clinical research programs, physician services, direct primary care and our international dialysis operations. The ancillary services and strategic initiatives generated approximately $414 million in net revenues for the third quarter of 2017, representing approximately 10.2% of our consolidated net revenues. We currently expect to continue to invest in our ancillary services and strategic initiatives, including our continued expansion into certain international markets, as we work to develop successful new business operations in the U.S. and internationally. However, any significant change in market conditions, business performance or the regulatory environment may impact the economic viability of any of these strategic initiatives. Any unfavorable changes in these strategic initiatives could result in a write-off or an impairment of some or all of our investments, including goodwill, and could also result in significant termination costs if we were to exit a line of business or one or more of our international markets.
As of September 30, 2017, we provided dialysis and administrative services to a total of 230 outpatient dialysis centers located in 11 countries outside of the United States. The total net revenues generated from our international operations are provided below.

The following table reflects the results of operations for our ancillary services and strategic initiatives:

	Three months ended			Nine months ended
	September 30, 2017	June 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(dollar amounts rounded to nearest millions)
U.S. revenues
Net patient service revenues	$5	$6	$7	$17	$21
Other revenues	276	272	326	829	981
Capitated revenues	42	36	26	107	74
Total	323	314	359	952	1,076
International revenues
Net patient service revenues	90	78	51	230	145
Other revenues	1	1	2	4	5
Total	91	79	53	233	150
Total net revenues	$414	$394	$412	$1,186	$1,226

U.S. operating loss	$(19)	$(36)	$(6)	$(108)	$(7)
Reconciliation of non-GAAP:
Goodwill impairment charges	—	10	—	35	—
Impairment of assets	—	—	—	15	—
Adjusted operating loss(1)	$(19)	$(26)	$(6)	$(58)	$(7)

International operating (loss) income	$(17)	$(13)	$368	$(35)	$345
Reconciliation of non-GAAP:
Equity investment loss related to APAC JV goodwill impairment	6	—	—	6	—
Restructuring charges	2	—	—	2	—
Equity investment loss related to restructuring charges	1	—	—	1	—
Gain on APAC JV ownership changes	—	—	(374)	(6)	(374)
Adjusted operating loss(1)	$(8)	$(13)	$(6)	$(32)	$(29)

Total ancillary services and strategic initiatives operating (loss) income	$(37)	$(48)	$362	$(143)	$338
Total adjusted ancillary services and strategic initiatives operating loss(1)	$(28)	$(38)	$(12)	$(90)	$(36)
Certain columns, rows or percentages may not sum or recalculate due to the use of rounded numbers.

(1)
For the periods presented in the table above adjusted operating loss is defined as operating income before certain items which we do not believe are indicative of ordinary results, including goodwill and other asset impairment charges, restructuring charges and gains on ownership changes. Adjusted operating loss as so defined is a non-GAAP measure and is not intended as a substitute for GAAP operating (loss) income. We have presented these adjusted amounts because management believes that these presentations enhance a user’s understanding of our normal consolidated operating income by excluding certain items which we do not believe are indicative of our ordinary results of operations. As a result, adjusting for these amounts allows for comparison to our normal prior period results.

Net revenues
Net revenues from our ancillary services and strategic initiatives for the third quarter of 2017 increased by approximately $20 million, or 5.1%, as compared to the second quarter of 2017. This increase was primarily due to an increase in net revenues from our international expansion due to acquired and non-acquired growth, an increase in VillageHealth revenues from special need plans and shared savings revenue recognized by our ESCO joint ventures. These increases were partially offset by a decrease in volume in our pharmaceutical business.
Net revenues from our ancillary services and strategic initiatives for the third quarter of 2017 increased by approximately $2 million, or 0.5%, as compared to the third quarter of 2016. This increase was primarily due to an increase in net revenues from our international expansion due to acquired and non-acquired growth, along with increases in VillageHealth revenues from special need plans and shared savings revenue recognized by our ESCO joint ventures revenues. Net revenues were negatively impacted by a decrease in our pharmacy services volume and a decrease in other pharmacy services revenues.
Net revenues from ancillary services and strategic initiatives for the nine months ended September 30, 2017 decreased by approximately $40 million, or 3.3%, as compared to the same period in 2016. This decrease was primarily due to a decrease in our pharmacy services volume and a decrease in other pharmacy services revenues, partially offset by an increase in revenue related to our international expansion, as described above, and an increase in VillageHealth revenues from special need plans and shared savings revenue recognized by our ESCO joint ventures.
Operating and general expenses
Ancillary services and strategic initiatives operating expenses for the third quarter of 2017, which excludes restructuring charges related to our international business of $3 million, increased by approximately $10 million from the second quarter of 2017, primarily related to an increase in labor and benefits costs and an increase in medical costs at VillageHealth, partially offset by a decrease in professional fees and a decrease in pharmaceutical costs due to decreased volume in our pharmacy services business.
Ancillary services and strategic initiatives operating expenses for the third quarter of 2017, which excludes restructuring charges related to our international business of $3 million, increased by approximately $18 million, as compared to the third quarter of 2016, primarily due to higher labor and benefits costs, an increase in medical costs at VillageHealth and an increase in expenses associated with our international operations, partially offset by a decrease in pharmaceutical costs due to decreased volume in our pharmacy services business.
Ancillary services and strategic initiatives operating expenses for the nine months ended September 30, 2017, which excludes restructuring charges related to our international business of $3 million, increased by approximately $14 million, as compared to the same period in 2016, primarily due to higher labor and benefits costs, an increase in medical costs at VillageHealth, and additional expenses associated with our international operations, partially offset by a decrease in pharmaceutical costs resulting from decreased volume in our pharmacy services business.
Goodwill and other asset impairment charges. During the nine months ended September 30, 2017, we recognized goodwill impairment charges of $35 million at our vascular access reporting unit. These charges resulted primarily from changes in our outlook since the fourth quarter of 2016. Our partners and operators had been continuing to evaluate and make decisions concerning changes in operations, including termination of their management services agreements and center closures, as a result of recent changes in Medicare reimbursement for this business announced in November 2016.
During the nine months ended September 30, 2017, we recognized other asset impairment charges of $15 million related to a planned restructuring of our pharmacy business.
Restructuring charges. During the three and nine months ended September 30, 2017, we recognized total restructuring charges related to our international business of $2 million and recognized equity investment losses related to restructuring charges of $1 million at our APAC JV. These restructuring charges were related to a reorganization of our international general and administrative infrastructure at the global, regional and county levels in order to improve efficiency.
Gain on changes in ownership interests in Asia Pacific joint venture (APAC JV). As a result of our agreement with Khazanah Nasional Berhad (Khazanah) and Mitsui and Co., Ltd (Mitsui) concerning the APAC JV, we recorded an additional $6 million non-cash gain during the nine months ended September 30, 2017 related to a change in estimate of pending post-closing adjustments for the formation of this joint venture.
Segment operating losses (income)
Ancillary services and strategic initiatives operating loss for the third quarter of 2017, which includes restructuring charges related to our international business of $3 million and equity investment losses of $6 million related to goodwill impairments at our APAC JV, decreased by approximately $11 million from the second quarter of 2017, which included a goodwill impairment charge of $10 million related to our vascular access reporting unit. Excluding these items from their respective periods, adjusted operating losses decreased by $10 million. Adjusted operating losses decreased primarily due to an increase in net revenues from our international expansion, an increase in VillageHealth revenues, an increase in shared savings revenues recognized by our ESCO joint ventures, decreases in professional fees and pharmaceutical costs in our pharmacy business, partially offset by an increase in labor and benefits costs and an increase in medical costs, as described above.
Ancillary services and strategic initiatives operating loss for the third quarter of 2017, which includes restructuring charges related to our international business of $3 million and equity investment losses of $6 million related to goodwill impairments at our APAC JV, increased by approximately $399 million from the third quarter of 2016, which included a gain on the APAC JV ownership changes of $374 million. Excluding these items from their respective periods, adjusted operating losses increased by $16 million, primarily related to a decrease in our revenues in our pharmacy services business, higher labor and benefits costs, an increase in medical costs and an increase in expenses associated with our international operations. These increases were partially offset by an increase in net revenues from our international expansion, an increase in VillageHealth revenues and increases in shared savings revenues recognized by our ESCO joint ventures, as well as decreases in pharmaceutical costs in our pharmacy business, as described above.
Ancillary services and strategic initiatives operating loss for the nine months ended September 30, 2017, which includes goodwill impairment charges of $35 million related to our vascular access reporting unit, an asset impairment of $15 million related to the restructuring of our pharmacy business, equity investment losses of $6 million related to goodwill impairments at our APAC JV, restructuring charges related to our international business of $3 million and an adjustment to the gain on the APAC JV ownership changes of $6 million, increased by approximately $481 million from the same period in 2016, which included a gain on the APAC JV ownership changes of $374 million. Excluding these items from their respective periods, adjusted operating losses increased by $54 million, primarily due to a decrease in revenues in our pharmacy services business, higher labor and benefits costs, an increase in medical costs, and additional expenses associated with our international operations, partially offset by an increase in revenue related to our international expansion, an increase in VillageHealth revenues, increases in shared savings revenues recognized by our ESCO joint ventures, and a decrease in pharmaceutical costs in our pharmacy business, as described above.
Corporate-level charges
Debt expense. Debt expense was $110 million in the third quarter of 2017, $108 million in the second quarter of 2017 and $105 million in the third quarter of 2016. Debt expense increased by $2 million as compared to the second quarter of 2017 and by $5 million as compared to the third quarter of 2016 primarily due to an increase in our average interest rate, partially offset by a decrease in our average outstanding balance.
Corporate administrative support. Corporate administrative support consists primarily of labor, benefits and long-term incentive compensation expense, as well as professional fees for departments which provide support to all of our various operating lines of business. This is offset by internal management fees charged to our other lines of business for that support. The nine months ended September 30, 2016 also included an adjustment to reduce receivables associated with the DMG acquisition escrow provision relating to income tax items of $27 million. These expenses are included in our consolidated general and administrative expenses.
Corporate administrative support was approximately $11 million in both the third and second quarter of 2017 and $28 million in the third quarter of 2016, which included the adjustment to reduce receivables associated with the DMG acquisition escrow provision relating to an income tax item of $27 million. Corporate administrative support in the third quarter of 2017 as compared to the second quarter of 2017 reflected an increase in long-term incentive compensation and professional fees, offset by a decrease in legal costs. The decrease in the third quarter of 2017 as compared to the third quarter of 2016 was primarily due to the adjustment for the tax receivables related to the DMG acquisition escrow provision included in the third quarter of 2016, partially offset by an increase in long-term incentive compensation expense and a decrease in internal management fees paid by our ancillary lines of business.
Other income. Other income was $4 million for the third quarter of 2017, $5 million for the second quarter of 2017, and $2 million in the third quarter of 2016. The decrease in other income for the third quarter of 2017 as compared to the second quarter of 2017 was primarily related to a decrease in interest income and foreign currency translation gains. The increase in other income for the third quarter of 2017 as compared to the third quarter of 2016 was primarily due to decreased foreign currency translation losses.

Noncontrolling interests
Net income attributable to noncontrolling interests was $42 million for the third quarter of 2017 compared to $35 million for the second quarter of 2017 and $41 million for the third quarter of 2016. The increase in net income attributable to noncontrolling interests in the third quarter of 2017 compared to the second quarter of 2017 was primarily due to a net $3 million decrease in noncontrolling interests related to the goodwill impairment at our vascular access reporting unit in the second quarter of 2017 and improved profitability of certain joint ventures. The increase in net income attributable to noncontrolling interests in the third quarter of 2017 compared to the third quarter of 2016 was primarily due to an increase in the profitability of certain joint ventures.
Accounts receivable
Our consolidated total accounts receivable balance at September 30, 2017 and June 30, 2017 was $2.091 billion and $2.054 billion, respectively, which is net of the provision for uncollectible accounts. The increase in our accounts receivable balance was due to delays in billings for centers impacted by the hurricanes during the third quarter of 2017, receivables inherited in the Renal Ventures acquisition, and changes we made in our collection policies and procedures to improve overall collections.
Liquidity and capital resources
Cash flow from operations during the third quarter of 2017 was $553 million, compared to $536 million during the third quarter of 2016. The increase in cash flow from operations in the third quarter of 2017 was primarily due to the timing of working capital items. Non-operating cash outflows for the third quarter of 2017 included capital asset expenditures of $241 million, including $143 million for new center developments and relocations and $98 million for maintenance and information technology. In addition, during the quarter ended September 30, 2017, we spent $107 million for acquisitions, paid distributions to noncontrolling interests of $49 million, and repurchased a total of 1,982,250 shares of our common stock for $117 million, of which $27 million remained unsettled at September 30, 2017. Non-operating cash outflows for the third quarter of 2016 included capital asset expenditures of $217 million, including $118 million for new center developments and relocations and $99 million for maintenance and information technology. In addition, we spent $24 million for acquisitions. We paid distributions to noncontrolling interests of $51 million during the third quarter of 2016 and repurchased a total of 6,240,694 shares of our common stock for $407 million, of which $61 million remained unsettled at September 30, 2016.
Cash flow from operations during the nine months ended September 30, 2017 was $1.565 billion, compared to $1.481 billion during the same period in 2016. The increase in cash flow from operations in the nine months ended September 30, 2017 was primarily due to the payment received from the settlement with the VA, net of associated tax payments, partially offset by an increase in DSO and the timing of other working capital items. Non-operating cash outflows for the nine months ended September 30, 2017 included capital asset expenditures of $640 million, including $398 million for new center developments and relocations and $242 million for maintenance and information technology. In addition, during the nine months ended September 30, 2017, we spent $727 million for acquisitions, paid distributions to noncontrolling interests of $165 million, and repurchased a total of 5,556,823 shares of our common stock for $349 million, of which $27 million remained unsettled at September 30, 2017. Non-operating cash outflows for the nine months ended September 30, 2016 included capital asset expenditures of $575 million, including $322 million for new center developments and relocations and $253 million for maintenance and information technology. In addition, we spent $497 million for acquisitions, including the acquisition of TEC. During the nine months ended September 30, 2016, we also paid distributions to noncontrolling interests of $145 million and repurchased a total of 9,930,432 shares of our common stock for $656 million, of which $61 million remained unsettled at September 30, 2016, and settled an additional $25 million related to repurchases in the fourth quarter of 2015.
During the third quarter of 2017, our U.S. dialysis and related lab services business opened 34 dialysis centers, acquired one dialysis center, closed and merged seven dialysis centers, and closed three dialysis centers. In addition, our international dialysis operations acquired eight dialysis centers, opened six dialysis centers, and closed one dialysis center. During the third quarter of 2016, our U.S. dialysis and related lab services business opened 28 dialysis centers and closed three dialysis centers. In addition, our international dialysis operations acquired eight dialysis centers and opened four dialysis centers.
During the nine months ended September 30, 2017, our U.S. dialysis and related lab services business opened 85 dialysis centers, acquired 57 dialysis centers, including dialysis centers associated with the acquisition of Renal Ventures, closed and merged nine dialysis centers, closed six dialysis centers, and divested six dialysis centers. In addition, our international dialysis operations acquired 63 dialysis centers, opened 16 dialysis centers, and closed three dialysis centers. During the nine months ended September 30, 2016, our U.S. dialysis and related lab services business opened 73 dialysis centers, acquired four dialysis centers, and closed and merged ten centers. In addition, our international dialysis operations acquired 11 dialysis centers and opened ten dialysis centers.
During the third quarter of 2017, our DMG business acquired one private medical practice and two primary care physician practices, including the acquisition of Magan. During the third quarter of 2016, DMG acquired two private medical practices.
During the nine months ended September 30, 2017, our DMG business acquired four private medical practices and four primary care physician practices, including the acquisition of Magan. During the nine months ended September 30, 2016, DMG acquired three private medical practice and three primary care physician practices, including the purchase of TEC.
On May 1, 2017, we completed our acquisition of 100% of the equity in Colorado-based Renal Ventures for approximately $361.5 million in net cash, subject to certain post-closing adjustments.
During the first nine months of 2017, we made mandatory principal payments under our senior secured credit facilities totaling $62.5 million on Term Loan A and $26.3 million on Term Loan B.
Cap agreements
As of September 30, 2017, we maintained several interest rate cap agreements that were entered into in November 2014 with notional amounts totaling $3.5 billion. These cap agreements became effective September 30, 2016 and have the economic effect of capping the LIBOR variable component of our interest rate at a maximum of 3.50% on an equivalent amount of our debt. The cap agreements expire on June 30, 2018. As of September 30, 2017, these cap agreements had an immaterial fair value. During the nine months ended September 30, 2017, we recognized debt expense of $6.2 million from these caps. During the nine months ended September 30, 2017, we recorded a loss of $0.1 million in other comprehensive income due to a decrease in the unrealized fair value of these cap agreements.
As of September 30, 2017, we also maintained several forward interest rate cap agreements that were entered into in October 2015 with notional amounts totaling $3.5 billion. These forward cap agreements will become effective June 29, 2018 and will have the economic effect of capping the LIBOR variable component of our interest rate at a maximum of 3.50% on an equivalent amount of our debt. These cap agreements expire on June 30, 2020. As of September 30, 2017, the total fair value of these cap agreements was an asset of approximately $1.0 million. During the nine months ended September 30, 2017, we recorded a loss of $8.9 million in other comprehensive income due to a decrease in the unrealized fair value of these forward cap agreements.
Other items
As of September 30, 2017, our Term Loan B debt bears interest at LIBOR plus an interest rate margin of 2.75%. Term Loan B is subject to interest rate caps if LIBOR should rise above 3.50%. Term Loan A bears interest at LIBOR plus an interest rate margin of 2.00%. The capped portion of Term Loan A is $113.8 million if LIBOR should rise above 3.50%. In addition, the uncapped portion of Term Loan A, which is subject to the variability of LIBOR, is $686.3 million. Interest rates on our senior notes are fixed by their terms.
Our weighted average effective interest rate on the senior secured credit facilities at the end of the quarter was 4.22%, based on the current margins in effect of 2.00% for Term Loan A and 2.75% for Term Loan B, as of September 30, 2017.
Our overall weighted average effective interest rate during the quarter ended September 30, 2017 was 4.77% and as of September 30, 2017 was 4.78%.
As of September 30, 2017, our interest rates are fixed on approximately 53.67% of our total debt.
As of September 30, 2017, we had undrawn revolving credit facilities totaling $1.0 billion, of which approximately $94.6 million was committed for outstanding letters of credit. The remaining amount is unencumbered. In addition, we have approximately $0.2 million of committed letters of credit outstanding related to DMG, which are backed by a certificate of deposit.
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
Based on continuing developments at our DMG reporting units during the third quarter of 2017, we performed impairment assessments for all of our DMG reporting units.
As a result of these assessments, we recognized goodwill impairment charges as shown and discussed below:

	Three months ended		Nine months ended
Reporting unit	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(dollars in millions)
DMG California	$561	$—	$561	$—
DMG Florida	26	—	76	91
DMG New Mexico	14	—	15	—
DMG Nevada	—	—	—	162
Vascular access	—	—	35	—
Total	$601	$—	$686	$253
The goodwill impairment charges recognized during the three months ended September 30, 2017 resulted primarily from reimbursement pressures, continuing increases in medical costs, and other market factors.
Pursuant to further evaluation of this business during the third quarter including the preparation of these interim consolidated financial statements, we determined that commercial membership is expected to be lower than previously expected due to increased reimbursement pressure, Medicaid reimbursement rates are expected to trend lower within the state of California, and the gap between Medicare rate increases and medical cost increases is likely to persist. Accordingly, management has revised its expectations for certain DMG reporting units. We have identified opportunities to mitigate the effects of some of these challenges and are continuing to evaluate our strategic alternatives concerning the DMG business, but the timing and likelihood of such changes remain uncertain.
The goodwill impairment charge recognized at our DMG California reporting unit includes a $218 million increase to the goodwill impairment charge, and reduction to deferred tax expense, for the deferred tax assets that the impairment itself generates. As such, the effect of this is a $601 million charge to operating (loss) income and a $218 million credit to tax expense, for a net $383 million impact on net (loss) income. For our DMG reporting units, this recursive deferred tax effect is unique to DMG California and arises because this component of our DMG business was acquired in a taxable transaction for which goodwill is amortized for tax purposes.
During 2017, we also recognized goodwill impairment charges at our DMG Florida and DMG New Mexico reporting units during the three months ended June 30, 2017.  These charges resulted primarily from changes in expectations concerning government reimbursement, including the effect of Medicare Advantage final benchmark payment rates for 2018 announced on April 3, 2017 and our expected ability to mitigate them, as well as medical cost and utilization trends.
The goodwill impairment charge recognized at our vascular access reporting unit during the nine months ended September 30, 2017 resulted primarily from continuing changes in our outlook as our partners and operators continued to evaluate and make decisions concerning changes in operations, including termination of their management services agreements and center closures as a result of the Centers for Medicare and Medicaid Services (CMS) 2017 Physician Fee Schedule Final Rule and the Ambulatory Surgical Center Payment Final Rule released November 2, 2016, which introduced significant changes in reimbursement structure for this business unit. There is no goodwill remaining at our vascular access reporting unit.
During the nine months ended September 30, 2016, we recognized goodwill impairment charges at our DMG Florida and DMG Nevada reporting units. These charges resulted primarily from changes in expectations concerning government reimbursement and our expected ability to mitigate them, as well as medical cost trends and other market conditions.

Further reductions in reimbursement rates, increases in medical cost or utilization trends, or other significant adverse changes in expected future cash flows or valuation assumptions could result in goodwill impairment charges in the future for the following reporting units, which remain at risk of goodwill impairment as of September 30, 2017:

	Goodwill balance as of September 30, 2017	Carrying amount coverage(1)	Sensitivities
Reporting unit			Operating income(2)	Discount rate(3)
	(in millions)
DMG California	$1,889	—%	(3.0)%	(5.8)%
DMG Florida	$378	—%	(0.9)%	(3.3)%
DMG New Mexico	$56	—%	(1.1)%	(2.1)%
DMG Washington	$248	17.1%	(1.7)%	(3.4)%

(1)	Excess of estimated fair value of the reporting unit over its carrying amount as of the latest assessment date.

(2)	Potential impact on estimated fair value of a sustained, long-term reduction of 3% in operating income as of the latest assessment date.

(3)	Potential impact on estimated fair value of an increase in discount rates of 100 basis points as of the latest assessment date.
Except as described above, none of our various other reporting units were considered at risk of goodwill impairment as of September 30, 2017. Since the dates of their last annual goodwill impairment tests, there have been certain developments, events, changes in operating performance and other changes in key circumstances that have affected these other businesses. However, except as further described above, these changes did not cause management to believe it is more likely than not that the fair value of any of its reporting units would be less than their respective carrying amounts.
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
During the nine months ended September 30, 2017, we granted 1,671,783 stock-settled stock appreciation rights with an aggregate grant-date fair value of $24.2 million and a weighted-average expected life of approximately 4.2 years. We also granted 525,799 stock units with an aggregate grant-date fair value of $34.5 million and a weighted-average expected life of approximately 3.4 years as well as 15,000 cash-settled stock appreciation rights with an aggregate grant-date fair value of $0.2 million and a weighted-average expected life of approximately 4.3 years.
Long-term incentive compensation expense of $28.5 million in the third quarter of 2017 increased by approximately $14.8 million as compared to the second quarter of 2017. This increase in long-term incentive compensation expense was primarily due to only a partial quarter of expense for a new broad grant in the second quarter of 2017 with a full quarter of expense in the third quarter of 2017, as well as a cumulative revaluation of liability-based awards that increased expense in the third quarter of 2017 for changes in estimated ultimate payouts.
Long-term incentive compensation expense increased by approximately $18.1 million as compared to the third quarter of 2016 primarily due to a cumulative revaluation of liability-based awards in the third quarter of 2017 for changes in estimated ultimate payouts that increased expense, as well as a decrease in expense during the third quarter of 2016 due to the departure of a senior executive.

Long-term incentive compensation expense of $59.5 million for the nine months ended September 30, 2017 decreased by approximately $1.6 million as compared to the nine months ended September 30, 2016. This decrease is primarily due to the cumulative revaluation of liability-based awards in the third quarter of 2016 for changes in estimated ultimate payouts that exceeded those recorded in the third quarter of 2017, as well as the final vesting of prior broad grants in 2016 that are no longer contributing expense.
As of September 30, 2017, there was $144.2 million in total estimated but unrecognized compensation expense for LTIP awards outstanding, including $82.8 million relating to stock-based arrangements under our equity compensation and employee stock purchase plans. We expect to recognize the performance-based cash component of these LTIP costs over a weighted average remaining period of 1.1 years and the stock-based component of these LTIP costs over a weighted average remaining period of 1.5 years.
Stock repurchases
During the quarter ended September 30, 2017, we repurchased a total of 1,982,250 shares of our common stock for $117 million at an average price of $59.09 per share. During the nine months ended September 30, 2017, we repurchased a total of 5,556,823 shares of our common stock for $349 million at an average price of $62.77 per share. We have also repurchased 5,889,484 shares of our common stock for $353 million at an average price of $59.92 per share, subsequent to September 30, 2017.
On October 10, 2017, our Board of Directors approved an additional share repurchase authorization in the amount of approximately $1.253 billion. This share repurchase authorization was in addition to the approximately $247 million remaining at that time under our Board of Directors' prior share repurchase authorization announced in July 2016. Accordingly, as of November 7, 2017, we have a total of approximately $1.228 billion available under the current Board repurchase authorizations for additional share repurchases.
Off-balance sheet arrangements and aggregate contractual obligations
In addition to the debt obligations reflected on our balance sheet, we have commitments associated with operating leases and letters of credit, as well as potential obligations associated with our equity investments in nonconsolidated businesses and to dialysis centers that are wholly-owned by third parties. Substantially all of our U.S. dialysis facilities are leased. We have potential obligations to purchase the third-party owners' equity interests in several of our majority-owned and other nonconsolidated entities. These obligations are in the form of put provisions and are exercisable at the third-party owners’ discretion within specified periods as outlined in each specific put provision. If these put provisions were exercised, we would be required to purchase the third-party owners’ noncontrolling interests at either the appraised fair market value or a predetermined multiple of earnings or cash flow attributable to the noncontrolling interests put to us, which is intended to approximate fair value. The methodology we use to estimate the fair values of noncontrolling interests subject to put provisions assumes the higher of either a liquidation value of net assets or an average multiple of earnings, based on historical earnings, patient mix and other performance indicators that can affect future results, as well as other factors. The estimated fair values of the noncontrolling interests subject to put provisions is a critical accounting estimate that involves significant judgments and assumptions and may not be indicative of the actual values at which the noncontrolling interests may ultimately be settled, which could vary significantly from our current estimates. The estimated fair values of noncontrolling interests subject to put provisions can fluctuate and the implicit multiple of earnings at which these noncontrolling interest obligations may be settled could vary significantly depending upon market conditions including potential purchasers’ access to the capital markets, which can impact the level of competition for dialysis and non-dialysis related businesses, the economic performance of these businesses and the restricted marketability of the third-party owners’ noncontrolling interests. The amount of noncontrolling interests subject to put provisions that employ a contractually predetermined multiple of earnings rather than fair value are immaterial. For additional information see Note 11 to the condensed consolidated financial statements.
We also have certain other potential commitments to provide operating capital to several dialysis centers that are wholly-owned by third parties or businesses in which we maintain a noncontrolling equity interest as well as to physician-owned vascular access clinics or medical practices that we operate under management and administrative services agreements of approximately $5.6 million.

The following is a summary of these contractual obligations and commitments as of September 30, 2017 (in millions):

	Remainder of 2017	1-3 years	4-5 years	After 5 years	Total
Scheduled payments under contractual obligations:
Long-term debt	$55	$924	$4,544	$3,313	$8,836
Interest payments on the senior notes	38	710	473	367	1,588
Interest payments on Term Loan B(1)	35	404	65	—	504
Interest payments on Term Loan A(2)	7	35	—	—	42
Capital lease obligations	4	68	44	214	330
Operating leases	131	1,439	736	1,462	3,768
	$270	$3,580	$5,862	$5,356	$15,068
Potential cash requirements under other commitments:
Letters of credit	$95	$—	$—	$—	$95
Noncontrolling interests subject to put provisions	606	211	109	101	1,027
Non-owned and minority owned put provisions	29	—	28	—	57
Operating capital advances	1	2	1	2	6
	$731	$213	$138	$103	$1,185

(1)	Assuming no changes to LIBOR-based interest rates as Term Loan B currently bears interest at LIBOR plus an interest rate margin of 2.75%.

(2)	Based upon current LIBOR-based interest rates in effect at September 30, 2017 plus an interest rate margin of 2.00% for Term Loan A.
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
Our total expenditures for the nine months ended September 30, 2017 on such products for Fresenius was approximately 3% and for Baxter was 2% of our total U.S. dialysis and related lab services operating costs. The actual amount of such purchases in future years will depend upon a number of factors, including the operating requirements of our centers, the number of centers we acquire and growth of our existing centers.
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
Settlements of approximately $33 million of existing income tax liabilities for unrecognized tax benefits, including interest, penalties and other long-term tax liabilities, are excluded from the table above as reasonably reliable estimates of their timing cannot be made.
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
As of September 30, 2017, if these physician groups were not consolidated in our financial statements, our consolidated indebtedness would have been approximately $9.166 billion excluding the debt discount associated with our Term Loan B, our consolidated other liabilities (excluding indebtedness) would have been approximately $3.585 billion, and our consolidated assets would have been approximately $18.538 billion. If these physician groups were not consolidated in our financial statements for the nine months ended September 30, 2017, our consolidated total net revenues (including approximately $589 million of management fees payable to us), consolidated operating income, and consolidated net income would be reduced by approximately $1.035 billion, $52 million, and $8 million, respectively.
In addition, we own a 67% equity interest in California Medical Group Insurance (CMGI). CMGI is an Unrestricted Subsidiary as defined in the indentures governing our outstanding senior notes, and does not guarantee those senior notes. Our equity interest in CMGI is accounted for under the equity method of accounting, meaning that although CMGI is not consolidated in our financial statements for financial reporting purposes, our consolidated statements of operations reflect our pro rata share of CMGI’s net earnings as equity investment income.
For the nine months ended September 30, 2017, our equity investment income attributable to CMGI was approximately $147 thousand. Excluding our equity investment income attributable to CMGI, our consolidated operating income and consolidated net income decreased by approximately $147 thousand and $88 thousand, respectively. See Note 22, Supplemental data, to the condensed consolidated financial statements for further details.
New Accounting Standards
See discussion of new accounting standards in Note 20 to the condensed consolidated financial statements included in Part I, Item 1 of this report.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk
Interest rate sensitivity
The tables below provide information about our financial instruments that are sensitive to changes in interest rates. The table below presents principal repayments and current weighted average interest rates on our debt obligations as of September 30, 2017. The variable rates presented reflect the weighted average LIBOR rates in effect for all debt tranches plus interest rate margins in effect as of September 30, 2017. Term Loan A currently bears interest at LIBOR plus an interest rate margin of 2.00%. Term Loan A and the revolving line of credit are subject to adjustment depending upon changes in certain of our financial ratios, including a leverage ratio. Term Loan B currently bears interest at LIBOR plus an interest rate margin of 2.75%.

									Average interest rate
	Expected maturity date									Fair Value
	2017	2018	2019	2020	2021	2022	Thereafter	Total
	(dollars in millions)
Long term debt:
Fixed rate	$23	$31	$28	$27	$25	$1,275	$3,522	$4,931	5.26%	$4,950
Variable rate	$36	$141	$720	$45	$3,281	$7	$5	$4,235	4.21%	$4,267

	Notional Amount	Contract maturity date						Fair Value
		2017	2018	2019	2020	2021	Receive variable
	(dollars in millions)
Cap agreements	$7,000	$—	$3,500	$—	$3,500	$—	LIBOR above 3.5%	$1
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
As of September 30, 2017, our Term Loan A bears interest at LIBOR plus an interest rate margin of 2.00% and our Term Loan B debt bears interest at LIBOR plus an interest rate margin of 2.75%. LIBOR was higher than the 0.75% embedded LIBOR floor on Term Loan B, resulting in Term Loan B being subject to LIBOR-based interest rate volatility on the LIBOR variable component of our interest rate as of September 30, 2017. The LIBOR based interest component is limited to a maximum LIBOR rate of 3.50% on the outstanding principal debt on Term Loan B and $113.8 million on Term Loan A as a result of the interest rate cap agreements, as described below.
As of September 30, 2017, we maintained several interest rate cap agreements that were entered into in November 2014 with notional amounts totaling $3.5 billion. These cap agreements became effective September 30, 2016 and have the economic effect of capping the LIBOR variable component of our interest rate at a maximum of 3.50% on an equivalent amount of our debt. The cap agreements expire on June 30, 2018. As of September 30, 2017, these cap agreements had an immaterial fair value. During the nine months ended September 30, 2017, we recognized debt expense of $6.2 million from these caps. During the nine months ended September 30, 2017, we recorded a loss of $0.1 million in other comprehensive income due to a decrease in the unrealized fair value of these cap agreements.
As of September 30, 2017, we also maintained several forward interest rate cap agreements that were entered into in October 2015 with notional amounts totaling $3.5 billion. These forward cap agreements will become effective June 29, 2018 and will have the economic effect of capping the LIBOR variable component of our interest rate at a maximum of 3.50% on an equivalent amount of our debt. These cap agreements expire on June 30, 2020. As of September 30, 2017, the total fair value of these cap agreements was an asset of approximately $1.0 million. During the nine months ended September 30, 2017, we recorded a loss of $8.9 million in other comprehensive income due to a decrease in the unrealized fair value of these forward cap agreements.
Our weighted average effective interest rate on the senior secured credit facilities at the end of the quarter was 4.22%, based on the current margins in effect of 2.00% for Term Loan A and 2.75% for Term Loan B, as of September 30, 2017.

As of September 30, 2017, our Term Loan B debt bears interest at LIBOR plus an interest rate margin of 2.75%. Term Loan B is also subject to interest rate caps if LIBOR should rise above 3.50%. Term Loan A bears interest at LIBOR plus an interest rate margin of 2.00%.
Our overall weighted average effective interest rate during the three months ended September 30, 2017 was 4.77% and as of September 30, 2017 was 4.78%.
As of September 30, 2017, we had undrawn revolving credit facilities totaling $1.0 billion of which approximately $94.6 million was committed for outstanding letters of credit. The remaining amount is unencumbered. In addition, we have approximately $0.2 million of committed letters of credit outstanding related to DMG, which are backed by a certificate of deposit.
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

PART II.
OTHER INFORMATION

Item 1.    Legal Proceedings
We operate in a highly regulated industry and are a party to various lawsuits, claims, governmental investigations and audits (including investigations resulting from our obligation to self-report suspected violations of law) and other legal proceedings. We record accruals for certain legal proceedings and regulatory matters to the extent that we determine an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. As of September 30, 2017 and December 31, 2016 our total recorded accruals with respect to legal proceedings and regulatory matters, net of anticipated third party recoveries, were approximately $51 million and $69 million, respectively. While these accruals reflect our best estimate of the probable loss for those matters as of the dates of those accruals, the recorded amounts may differ materially from the actual amount of the losses for those matters, and any anticipated third party recoveries for any such losses may not ultimately be recoverable.
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
Inquiries by the Federal Government and Certain Related Civil Proceedings
Swoben Private Civil Suit: In April 2013, HealthCare Partners (HCP), now known as our DMG subsidiary, was one of several defendants served with a civil complaint filed by a former employee of SCAN Health Plan (SCAN), an HMO. On July 13, 2009, pursuant to the qui tam provisions of the federal FCA and the California False Claims Act, James M. Swoben, as relator, filed his initial qui tam action in the United States District Court for the Central District of California purportedly on behalf of the United States of America and the State of California against SCAN, and certain other defendants whose identities were under seal. The allegations in the complaint relate to alleged overpayments received from government healthcare programs. In 2009 and 2010, the relator twice amended his complaint and added additional defendants, and in November 2011, he filed his Third Amended Complaint under seal alleging violations of the federal FCA and the California False Claims Act, and added additional defendants, including HCP and certain health insurance companies (the defendant HMOs). The allegations in the complaint against HCP relate to patient diagnosis coding to determine reimbursement in the Medicare Advantage (MA) program, referred to as HCC and RAF scores. The complaint sought monetary damages and civil penalties as well as costs and expenses. The U.S. Department of Justice (DOJ) reviewed these allegations and in January 2013 declined to intervene in the case. HCP and the other defendants filed motions to dismiss the Third Amended Complaint, and the court dismissed with prejudice the claims and judgment was entered in September 2013. Upon the plaintiff’s appeal, a panel of the Ninth Circuit overturned the trial court’s ruling and vacated the dismissal of the case. Together with certain defendants, we petitioned the Ninth Circuit for a rehearing, but in December 2016, the Ninth Circuit rejected the petition and determined the relator should be given an opportunity to amend the complaint, and remanded the case back to district court. In March 2017, the relator filed his Fourth Amended Complaint alleging that HCP and certain health insurance companies employed one-way retrospective reviews that were designed only to identify additional diagnoses that would be submitted to CMS for risk adjustment purposes, and thereby drive higher risk scores that would increase the capitated payments made by the federal government under the MA program. In March 2017, the DOJ partially intervened as to certain defendant HMOs, but elected not intervene with respect to HCP. In October 2017, the court dismissed a portion of the Fourth Amended Complaint finding that some claims were time-barred and that the relator had waived an alleged theory of liability. On October 18, 2017, the relator filed a Notice of Dismissal of the action as to HCP, and the government consented to the dismissal, as a result of which the suit is now dismissed, without prejudice.
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
Shareholder Claims
Peace Officers’ Annuity and Benefit Fund of Georgia Securities Class Action Civil Suit: On February 1, 2017, the Peace Officers’ Annuity and Benefit Fund of Georgia filed a putative federal securities class action complaint in the U.S. District Court for the District of Colorado against us and certain executives. The complaint covers the time period of August 2015 to

October 2016 and alleges, generally, that we and our executives violated federal securities laws concerning our financial results and revenue derived from patients who received charitable premium assistance from an industry-funded non-profit organization. The complaint further alleges that the process by which patients obtained commercial insurance and received charitable premium assistance was improper and "created a false impression of DaVita’s business and operational status and future growth prospects." We dispute these allegations and intend to defend this action accordingly.
Blackburn Shareholder Derivative Civil Suit: On February 10, 2017, Charles Blackburn filed a derivative shareholder lawsuit in the U.S. District Court for the District of Delaware against us, as nominal defendant, the Board of Directors and certain executives. The complaint covers the time period from 2015 to present and alleges, generally, breach of fiduciary duty, unjust enrichment and misrepresentations and/or failures to disclose certain information in violation of the federal securities laws in connection with an alleged practice to direct patients with government-subsidized health insurance into private health insurance plans to maximize our profits. On August 15, 2017, the District Court consolidated this action with the Gabilondo and City of Warren Police and Fire Retirement System suits. We dispute these allegations and intend to defend this action accordingly.
Gabilondo Shareholder Derivative Civil Suit: On May 30, 2017, Antonio Gabilondo filed a derivative shareholder lawsuit in the U.S. District Court for the District of Delaware against us, as nominal defendant, the Board of Directors and certain executives. The complaint covers the time period from 2015 to present and alleges, generally, breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, corporate waste, and misrepresentations and/or failures to disclose certain information in violation of the federal securities laws in connection with an alleged practice to direct patients with government-subsidized health insurance into private health insurance plans to maximize our profits. On August 15, 2017, the District Court consolidated this action with the Blackburn and City of Warren Police and Fire Retirement System suits. We dispute these allegations and intend to defend this action accordingly.
City of Warren Police and Fire Retirement System Shareholder Derivative Civil Suit: On June 9, 2017, the City of Warren Police and Fire Retirement System filed a derivative shareholder lawsuit in the U.S. District Court for the District of Delaware against us, as nominal defendant, the Board of Directors, and certain executives. The complaint covers the time period of 2015 to the present and alleges, generally, a breach of fiduciary duty, corporate waste, unjust enrichment, and misrepresentations and/or failures to disclose certain information in violation of the federal securities laws in connection with an alleged practice to direct patients with government-subsidized health insurance into private health insurance plans to maximize our profits. On August 15, 2017, the District Court consolidated this action with the Blackburn and Gabilondo suits. We dispute these allegations and intend to defend this action accordingly.
Other Proceedings
In addition to the foregoing, from time to time we are subject to other lawsuits, demands, claims, governmental investigations and audits and legal proceedings that arise due to the nature of our business, including contractual disputes, such as with payors, suppliers and others, employee-related matters and professional and general liability claims. From time to time, we also initiate litigation or other legal proceedings as a plaintiff arising out of contracts or other matters.
Resolved Matters
2015 U.S. Attorney Transportation Investigation: In February 2015, we announced that we received six administrative subpoenas from the OIG for medical records from six different dialysis centers in southern California operated by us. Specifically, each subpoena sought the medical records of a single patient of each respective dialysis center. In February 2016, we received four additional subpoenas for four additional dialysis centers in southern California. The subpoenas were similarly limited in scope to the subpoenas received in 2015. On February 8, 2017, we were served with a qui tam complaint in the U.S. District Court for the Central District of California. We were advised by an attorney with the United States Attorney’s Office for the Central District of California that the qui tam was related to the investigation concerning the medical necessity of patient transportation, which was the basis for the subpoenas. The relator alleged that an ambulance company submitted false claims for patient transportation. Although we do not provide transportation ourselves nor do we bill for the transport of our dialysis patients, the relator alleged that two of our purported clinical staff caused the submission of a small number of those claims through improper certifications of medical necessity. The DOJ has declined to intervene. In April 2017, the court granted our motion to dismiss and dismissed the complaint without prejudice for failing to state a claim upon which relief can be granted. In May 2017, the relator filed a First Amended Complaint and we filed an additional motion to dismiss. In June 2017, the court granted our motion and dismissed the complaint without prejudice. Plaintiff was given until July 24, 2017 to file an amended complaint. Instead, the plaintiff decided not to proceed against us and filed a notice of dismissal on July 25, 2017.
* * *

Other than as described above, we cannot predict the ultimate outcomes of the various legal proceedings and regulatory matters to which we are or may be subject from time to time, including those described in this "Item 1. Legal Proceedings," in Part II of this report or the timing of their resolution or the ultimate losses or impact of developments in those matters, which could have a material adverse effect on our revenues, earnings and cash flows. Further, any legal proceedings or regulatory matters we are involved in, whether meritorious or not, are time consuming, and often require management’s attention and result in significant legal expense, and may result in the diversion of significant operational resources, or otherwise harm our business, financial results or reputation.

Item 1A. Risk Factors
An updated description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016. The risks discussed below are not the only ones facing our business. Please read the cautionary notice regarding forward-looking statements in Item 2 of Part I of this Quarterly Report on Form 10-Q under the heading "Management’s Discussion and Analysis of Financial Condition and Results of Operations".
Risk factors related to our overall business:
If we fail to adhere to all of the complex government laws and regulations that apply to our business, we could suffer severe consequences that could have a material adverse effect on our business, results of operations, financial condition and stock price.
Our operations are subject to extensive federal, state and local government laws and regulations, such as Medicare and Medicaid payment rules and regulations, federal and state anti-kickback laws, the Stark Law and analogous state self-referral prohibition statutes, the 21st Century Cures Act, Federal Acquisition Regulations, the False Claims Act (FCA), the Civil Monetary Penalty statute, the Foreign Corrupt Practices Act (FCPA) and federal and state laws regarding the collection, use and disclosure of patient health information (e.g., Health Insurance Portability and Accountability Act of 1996 (HIPAA)) and the storage, handling, shipment, disposal and/or dispensing of pharmaceuticals and blood products and other biological materials. The Medicare and Medicaid reimbursement rules impose complex and extensive requirements upon healthcare providers as well. Moreover, additional laws and regulations potentially affecting providers continue to be promulgated that may impact us. A violation or departure from any of these legal requirements may result in government audits, lower reimbursements, significant fines and penalties, the potential loss of certification, recoupment efforts or voluntary repayments, among other things.
We endeavor to comply with all legal requirements; however, there is no guarantee that we will be able to adhere to all of the complex government regulations that apply to our business. We further endeavor to structure all of our relationships with physicians and providers to comply with state and federal anti-kickback and physician self-referral laws. We utilize considerable resources to monitor laws and regulations and implement necessary changes. However, the laws and regulations in these areas are complex, changing and often subject to varying interpretations. For example, if an enforcement agency were to challenge the level of compensation that we pay our medical directors or the number of medical directors whom we engage, we could be required to change our practices, face criminal or civil penalties, pay substantial fines or otherwise experience a material adverse effect on our business, results of operations and financial condition as a result of a challenge to these arrangements.
In addition, failure to report and return overpayments within 60 days of when the overpayment is identified and quantified can lead to a violation of the FCA and associated penalties, as described in further detail below, and exclusion and penalties under the federal Civil Monetary Penalty statute, including civil monetary penalties of up to $10,000 (adjusted for inflation) for each item or service for which a person received an identified overpayment and failed to report and return such overpayment. These obligations to report and return overpayments could subject our procedures for identifying and processing overpayments to greater scrutiny. We have made investments in resources to decrease the time it takes to identify, quantify and process overpayments, and we may be required to make additional investments in the future. From time to time we may conduct internal compliance reviews, the results of which may involve the identification of overpayments or other liabilities. In that regard, in the spring of 2015, we initiated an internal compliance review of our pharmacy business during which we identified potential billing and operational issues, including potential write-offs and discounts of patient co-payment obligations, and credits to payors for returns of prescriptions drugs, related to our pharmacy business. We have disclosed the results of this ongoing review to the government. An acceleration in our ability to identify and process overpayments could result in us refunding overpayments to government and other payors more rapidly than we have in the past which could have a material adverse effect on our operating cash flows. Overpayments subject us to refunds and related damages and potential liabilities.
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
Certain civil investigative demands received by us or our subsidiaries specifically reference that they are in connection with FCA investigations alleging, among other things, that we or our subsidiaries presented or caused to be presented false claims for payment to the government. See "Item 1. Legal Proceedings" in Part II of this report and Note 10 to the condensed consolidated financial statements included in this report for further details.
We are subject to a Corporate Integrity Agreement (CIA) which, for our domestic dialysis business, requires us to report probable violations of criminal, civil or administrative laws applicable to any federal health care program for which penalties or exclusions may be authorized under applicable healthcare laws and regulations. See "If we fail to comply with our Corporate Integrity Agreement, we could be subject to substantial penalties and exclusion from participation in federal healthcare programs that could have a material adverse effect on our business, results of operations and financial condition."
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
We are, and may in the future be, a party to various lawsuits, demands, claims, governmental investigations and audits (including investigations resulting from our obligation to self-report suspected violations of law) and other legal proceedings, any of which could result in, among other things, substantial financial penalties or awards against us, substantial payments made by us, required changes to our business practices, exclusion from future participation in the Medicare, Medicaid and other federal healthcare programs and possible criminal penalties, any of which could have a material adverse effect on our business, results of operations and financial condition and materially harm our reputation.
We are the subject of a number of investigations and audits by the federal government, as further described in Note 10 to the condensed consolidated financial statements included in this report. We may be subject to other investigations and audits by state or federal government agencies and/or private civil qui tam complaints filed by relators and other lawsuits, demands, claims and legal proceedings.
Responding to subpoenas, investigations and other lawsuits, claims and legal proceedings as well as defending ourselves in such matters will continue to require management’s attention and cause us to incur significant legal expense. Negative findings or terms and conditions that we might agree to accept as part of a negotiated resolution of pending or future government inquiries or relator proceedings could result in, among other things, substantial financial penalties or awards against us, substantial payments made by us, harm to our reputation, required changes to our business practices, exclusion from future participation in the Medicare, Medicaid and other federal healthcare programs and, in certain cases, criminal penalties, any of which could have a material adverse effect on us. It is possible that criminal proceedings may be initiated against us and/or individuals in our business in connection with investigations by the federal government. Other than as described in "Item 1. Legal Proceedings" in Part II of this report and Note 10 to the condensed consolidated financial statements included in this report, we cannot predict the ultimate outcomes of the various legal proceedings and regulatory matters to which we are or may be subject from time to time, including those described in the aforementioned sections of this report, or the timing of their resolution or the ultimate losses or impact of developments in those matters, which could have a material adverse effect on our business results of operations and financial condition. See "Item 1. Legal Proceedings" in Part II of this report and Note 10 to the condensed consolidated financial statements included in this report for further details regarding these and other matters.
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
We cannot predict how employers, private payors or persons buying insurance might react to the changes brought on by federal and state healthcare reform legislation, including the ACA or any subsequent legislation, or what form many of these regulations will take before implementation.
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
There is also a considerable amount of uncertainty as to the prospective implementation of the ACA and what similar measures or other changes might be enacted at the federal and/or state level. There have been multiple attempts through legislative action and legal challenges to repeal or amend the ACA. In addition, the 2016 Presidential and Congressional elections and subsequent developments in 2017 have caused the future state of the exchanges and other ACA reforms to be unclear. While there may be significant changes to the healthcare environment in the future, the specific changes and their timing are not yet apparent. As a result, there is considerable uncertainty surrounding the ACA including the exchanges, and, indeed, many core aspects of the current health care marketplace. Previously enacted reforms and future changes could have a material adverse effect on our business, financial condition and results of operations, including, for example, by limiting the scope of coverage or the number of patients who are able to obtain coverage through the exchanges and other health insurance programs, lowering or eliminating the cost-sharing reduction subsidies under the ACA, lowering our reimbursement rates, and/or increasing our expenses.
In addition, CMS published an interim final rule that questioned the use of charitable premium assistance for ESRD patients and would have established new conditions for coverage standards for dialysis facilities. In January 2017, a federal district court in Texas issued a preliminary injunction on CMS’ interim final rule and in June 2017, at the request of CMS, the court stayed the proceedings while CMS pursues new rulemaking options. In October 2017, when CMS issued the 2018 final rule that updates payment policies and rates under the ESRD Prospective Payment System (PPS), and the 2019 proposed Notice of Benefit and Payment Parameters, it did not pursue further discussion or rule making related to charitable premium assistance or propose changes to historical charitable premium assistance guidelines. This does not preclude CMS or another regulatory agency or legislative authority from issuing a new rule or guidance that challenges charitable premium assistance. Additionally, any other law, rule, or guidance issued by CMS or other regulatory or legislative authorities restricting or prohibiting the ability of patients with access to alternative coverage from selecting a marketplace plan on or off exchange, and/or otherwise restricting or prohibiting the use of charitable premium assistance, could adversely impact dialysis centers across the U.S. making certain centers economically unviable, restrict the ability of dialysis patients to obtain and maintain optimal insurance coverage, and have a material adverse effect on our business, results of operations, and financial condition.
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
We must comply with numerous federal and state laws and regulations in both the U.S. and the foreign jurisdictions in which we operate governing the collection, dissemination, access, use, security and privacy of PHI, including HIPAA and its implementing privacy, security, and related regulations, as amended by the federal Health Information Technology for Economic and Clinical Health Act (HITECH) and collectively referred to as HIPAA. We are also required to report known breaches of PHI consistent with applicable breach reporting requirements set forth in applicable laws and regulations. From time to time, we may be subject to both federal and state inquiries or audits related to HIPAA, HITECH and related state laws associated with complaints, desk audits, and self-reported breaches. If we fail to comply with applicable privacy and security laws, regulations and standards, including with respect to third-party service providers that utilize sensitive personal information, including PHI, on our behalf, properly maintain the integrity of our data, protect our proprietary rights to our systems, or defend against cybersecurity attacks, it could harm our reputation or have a material adverse effect on our business, results of operations and financial condition.
Information security risks have significantly increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct our operations, and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties, including foreign state agents. Our business and operations rely on the secure processing, transmission and storage of confidential, proprietary and other information in our computer systems and networks, including sensitive personal information, including PHI, social security numbers, and credit card information of our patients, teammates, physicians, business partners and others.
We are continuously implementing multiple layers of security measures through technology, processes, and our people. We utilize security technologies and our defenses are monitored and routinely tested internally and by external parties. Despite these efforts, our facilities and systems and those of our third-party service providers may be vulnerable to privacy and security incidents; security attacks and breaches; acts of vandalism or theft; computer viruses and other malicious code; coordinated attacks by activist entities; emerging cybersecurity risks; misplaced or lost data; programming and/or human errors; or other similar events that could impact the security, reliability, and availability of our systems. Emerging and advanced security threats, including coordinated attacks, require additional layers of security which may disrupt or impact efficiency of operations. Cybersecurity requires ongoing investment and diligence against evolving threats, but there can be no assurance that investments and diligence will be sufficient to prevent or timely discover an attack.
Any security breach involving the misappropriation, loss or other unauthorized disclosure or use of confidential information, including PHI, financial data, competitively sensitive information, or other proprietary data, whether by us or a third party, could have a material adverse effect on our business, financial condition, and results of operations and materially harm our reputation. We may be required to expend significant additional resources to modify our protective measures, to investigate and remediate vulnerabilities or other exposures, or to make required notifications. The occurrence of any of these events could, among other things, result in interruptions, delays, the loss or corruption of data, cessations in the availability of systems and liability under privacy and security laws, all of which could have a material adverse effect on our business, financial condition or results of operations, materially harm our reputation and trigger regulatory actions and private party litigation. If we are unable to protect the physical and electronic security and privacy of our databases and transactions, we could be subject to potential liability and regulatory action, our reputation and relationships with our patients and vendors would be harmed, and our business, results of operations and financial condition could be materially and adversely affected. Failure to adequately protect and maintain the integrity of our information systems (including our networks) and data, or to defend against cybersecurity attacks, could subject us to monetary fines, civil suits, civil penalties or criminal sanctions and requirements to disclose the breach publicly, and could further result in a material adverse effect on our business, results of operations and financial condition or harm our reputation. As malicious cyber activity escalates, including activity that originates outside of the United States, the risks we face relating to transmission of data and our use of service providers outside of our network, as well as the storing or processing of data within our network, intensify. There have been increased federal and state HIPAA and other privacy and security enforcement efforts and we expect this trend to continue. While we maintain cyber liability insurance, this insurance may not cover us for all types of losses and may not be sufficient to protect us against the amount of all losses.
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
Our business strategy includes growth through acquisitions of dialysis centers and other businesses, as well as entry into joint ventures. We may engage in acquisitions, mergers, joint ventures or dispositions or expand into new business models, which may affect our results of operations, debt-to-capital ratio, capital expenditures or other aspects of our business. There can be no assurance that we will be able to identify suitable acquisition targets or merger partners or buyers for dispositions or that, if identified, we will be able to agree to terms with merger partners, acquire these targets or make these dispositions on acceptable terms or on the desired timetable. There can also be no assurance that we will be successful in completing any acquisitions, mergers or dispositions that we announce, executing new business models or integrating any acquired business into our overall operations. There is no guarantee that we will be able to operate acquired businesses successfully as stand-alone businesses, or that any such acquired business will operate profitably or will not otherwise have a material adverse effect on our business, results of operations and financial condition. Further, we cannot be certain that key talented individuals at the business being acquired will continue to work for us after the acquisition or that they will be able to continue to successfully manage or have adequate resources to successfully operate any acquired business.
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
If we are not able to continue to make acquisitions, or maintain an acceptable level of non-acquired growth, or if we face significant patient attrition to our competitors or we are not able to retain or contract with an adequate number of medical directors or associated physicians, it could adversely affect our business, results of operations and financial condition.
Acquisitions, patient retention and medical director and physician retention are an important part of our growth strategy. We face intense competition from other companies for acquisition targets. In our U.S. dialysis business, we continue to face increased competition from large and medium-sized providers, which compete directly with us for acquisition targets as well as for individual patients and medical directors. In addition, as we continue our international dialysis expansion into various international markets, we will face competition from large and medium-sized providers for these acquisition targets as well. As we and our competitors continue to grow and open new dialysis centers, each center is required by applicable regulations to have a medical director, and we may not be able to retain an adequate number of nephrologists to serve as medical directors. Because of the ease of entry into the dialysis business and the ability of physicians to be medical directors for their own centers, competition for growth in existing and expanding markets is not limited to large competitors with substantial financial resources. Individual nephrologists have opened their own dialysis units or facilities. In addition, Fresenius USA, our largest competitor, manufactures a full line of dialysis supplies and equipment in addition to owning and operating dialysis centers. This may give it cost advantages over us because of its ability to manufacture its own products. If we are not able to continue to make acquisitions, continue to maintain acceptable levels of non-acquired growth, or if we face significant patient attrition to our competitors or if a physician chooses not to refer to DaVita, it could adversely affect our business, results of operations and financial condition.
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
DMG operates in a different line of business from our historical business. We may not have the expertise, experience and resources to pursue all of our businesses at once, and we may be unable to successfully operate all businesses in the combined company. The administration of DMG requires implementation of appropriate operations, management, forecasting, and financial reporting systems and controls. We have experienced difficulties in effectively implementing these and other systems. The management of DMG requires and will continue to require the focused attention of our management team, including a significant commitment of its time and resources. The need for management to focus on these matters could have a material adverse effect on our business, results of operations and financial condition. If the DMG operations continue to be less profitable than we currently anticipate or we do not have the experience, the appropriate expertise or the resources to pursue all businesses in the combined company, our results of operations and financial condition may be materially and adversely affected. In that regard, we have taken goodwill impairment charges of $1.093 billion in total and may continue incurring additional impairment charges.
Laws regulating the corporate practice of medicine could restrict the manner in which DMG and other subsidiaries of ours are permitted to conduct their respective business, and the failure to comply with such laws could subject these entities to penalties or require a restructuring of these businesses.
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
DMG and other DaVita entities of ours operate by maintaining long-term contracts with their associated physician groups which are each owned and operated by physicians and which employ or contract with additional physicians to provide physician services. Under these arrangements, DMG and such other DaVita entities provide management services and, receive a management fee for providing non-medical management services; however, DMG and such other DaVita entities do not represent that they offer medical services, and do not exercise influence or control over the practice of medicine by the physicians or the associated physician groups.
In addition to the above management arrangements, DMG has certain contractual rights relating to the orderly transfer of equity interests in certain of its physician groups through succession agreements and other arrangements with their physician equity holders. However, such equity interests cannot be transferred to or held by DMG or by any non-professional organization. Accordingly, neither DMG nor DMG’s subsidiaries directly own any equity interests in any physician groups in California, Colorado, Nevada and Washington. The other DaVita entities operating in these and multiple other states have similar agreements and arrangements. In the event that any of these associated physician groups fail to comply with the management arrangement or any management arrangement is terminated and/or DMG or any of the other DaVita entities is unable to enforce its contractual rights over the orderly transfer of equity interests in its associated physician groups, such events could have a material adverse effect on the business, results of operations and financial condition of DMG and such other DaVita entities.
It is possible that a state regulatory agency or a court could determine that DMG’s agreements with physician equity holders of certain managed California, Colorado, Nevada and Washington associated physician groups and the way DMG carries out these arrangements as described above, either independently or coupled with the management services agreements with such associated physician groups, are in violation of the corporate practice of medicine doctrine. As a result, these arrangements could be deemed invalid, potentially resulting in a loss of revenues and an adverse effect on results of operations derived from such associated physician groups. Such a determination could force a restructuring of DMG’s management arrangements with associated physician groups in California, Colorado, Nevada and/or Washington, which might include revisions of the management services agreements, including a modification of the management fee and/or establishing an alternative structure that would permit DMG to contract with a physician network without violating the corporate practice of medicine prohibition. There can be no assurance that such a restructuring would be feasible, or that it could be accomplished within a reasonable time frame without a material adverse effect on DMG’s business, results of operations and financial condition. These same risks exist for the other DaVita entities utilizing similar structures.

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
Our operations and how we manage our Company may subject us, as well as our officers and directors to whom we owe certain defense and indemnity obligations, to litigation and liability for damages. Our business, profitability and growth prospects could suffer if we face negative publicity or we pay damages or defense costs in connection with a claim that is outside the scope or limits of coverage of any applicable insurance coverage, including claims related to adverse patient events, contractual disputes, professional and general liability and directors’ and officers’ duties. In addition, we have received notices of claims from commercial payors and other third parties, as well as subpoenas and CIDs from the federal government, related to our business practices, including our historical billing practices and the historical billing practices of acquired businesses. Although the ultimate outcome of these claims cannot be predicted, an adverse result with respect to one or more of these claims could have a material adverse effect on our business, results of operations and financial condition. We maintain insurance coverage for those risks we deem are appropriate to insure against and make determinations about whether to self-

insure as to other risks or layers of coverage. However, a successful claim, including a professional liability, malpractice or negligence claim which is in excess of any applicable insurance coverage, or that is subject to our self-insurance retentions, could have a material adverse effect on our business, results of operations and financial condition. Additionally, as a result of the broad scope of our DMG division’s medical practice, we are exposed to medical malpractice claims, as well as claims for damages and other expenses, that may not be covered by insurance or for which adequate limits of insurance coverage may not be available.
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

•
failure to comply with U.S. laws, such as the FCPA, or local laws that prohibit us, our partners, or our partners’ or our intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining business; and

•	data and privacy restrictions.
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
Approximately 33% of our dialysis services revenues for the nine months ended September 30, 2017 were generated from patients who have commercial payors (including hospital dialysis services) as their primary payor. The majority of these patients have insurance policies that pay us on terms and at rates that are generally significantly higher than Medicare rates. The payments we receive from commercial payors generate nearly all of our profit and all of our nonacute dialysis profits come from commercial payors. We continue to experience downward pressure on some of our commercial payment rates as a result of general conditions in the market, including as employers shift to less expensive options for medical services, recent and future consolidations among commercial payors, increased focus on dialysis services and other factors. In addition, many commercial payors that sell individual plans both on and off exchange have publicly announced losses in the marketplace. These payors may seek discounts on rates for marketplace plans on and off exchange. There is no guarantee that commercial payment rates will not be materially lower in the future.
We continuously are in the process of negotiating existing and potential new agreements with commercial payors who aggressively negotiate terms with us. Sometimes many significant agreements are being renegotiated at the same time. In the event that our continual negotiations result in overall commercial rate reductions in excess of overall commercial rate increases, the cumulative effect could have a material adverse effect on our business, results of operations and financial condition. Consolidations have significantly increased the negotiating leverage of commercial payors. Our negotiations with payors are also influenced by competitive pressures, and we may experience decreased contracted rates with commercial payors or experience decreases in patient volume as our negotiations with commercial payors continue. In addition to downward pressure on contracted commercial payor rates, payors have been attempting to design and implement plans to restrict access to coverage, and the duration and/or the breadth of benefits, which may result in decreased payments. In addition, payors have been attempting to impose restrictions and limitations on patient access to commercial exchange plans and non-contracted or out-of-network providers, and in some circumstances designate our centers as out-of-network providers. Rates for commercial exchange products and out-of-network providers are on average higher than rates for government products and in-network providers, respectively.
A number of commercial payors have incorporated policies into their provider manuals limiting or refusing to accept charitable premium assistance from bona fide non-profit organizations, such as the American Kidney Fund, which may impact the number of patients who are able to afford commercial exchange plans. Paying for coverage is a significant financial burden for many patients, and ESRD disproportionally affects the low-income population. Charitable premium assistance supports continuity of coverage and access to care for patients, many of whom are unable to continue working full-time as a result of their severe condition. A material restriction in charitable premium assistance may restrict the ability of dialysis patients to obtain and maintain optimal insurance coverage, and may adversely impact a large number of dialysis centers across the U.S. by making certain centers economically unviable, and may have a material adverse effect on our business, results of operations and financial condition.
We also believe commercial payors have or will begin to restructure their benefits to create disincentives for patients to select or remain with out-of-network providers and to decrease payment rates for out-of-network providers. Decreases in the number of patients with commercial exchange plans, decreases in out-of-network rates and restrictions on out-of-network access, our turning away new patients in instances where we are unable to come to agreement on rates, or decreases in contracted rates could result in a significant decrease in our overall revenues derived from commercial payors. If the average rates that commercial payors pay us decline significantly, or if we see a decline in commercial patients, it would have a material adverse effect on our business, results of operations and financial condition. For additional details regarding specific risks we face regarding regulatory changes that could result in fewer patients covered under commercial plans or an increase of patients covered under more restrictive commercial plans with lower reimbursement rates, see the discussion in the risk factor under the heading "Healthcare reform could have a material adverse effect on our business, financial condition and results of operations."
If the number of patients with higher-paying commercial insurance declines, it could have a material adverse effect on our business, results of operations and financial condition.
Our revenue levels are sensitive to the percentage of our patients with higher-paying commercial insurance coverage. A patient’s insurance coverage may change for a number of reasons, including changes in the patient’s or a family member’s employment status. Many patients with commercial and government insurance rely on financial assistance from charitable organizations, such as the American Kidney Fund. Certain payors have challenged our patients’ and other providers’ patients' ability to utilize assistance from charitable organizations for the payment of premiums, including through litigation and other legal proceedings. Regulators have also questioned the use of charitable premium assistance for ESRD patients, including CMS, which had issued an interim final rule on charitable premium assistance in December 2016. In January 2017, a federal district court in Texas issued a preliminary injunction on CMS’ interim final rule and in June 2017, at the request of CMS, the court stayed the proceedings while CMS pursues new rulemaking options. In October 2017, CMS issued the 2018 final rule that updates payment policies and rates under the ESRD PPS. In that rule, CMS did not pursue further discussion or rule making related to charitable premium assistance. Additionally, CMS issued the 2019 proposed Notice of Benefit and Payment Parameters and similarly did not propose changes to historical charitable premium assistance guidelines. This does not preclude CMS or another regulatory agency or legislative authority from issuing a new rule or guidance that challenges charitable premium assistance. If any of these challenges to kidney patients’ use of premium assistance are successful or restrictions are imposed on the use of financial assistance from such charitable organizations such that kidney patients are unable to obtain, or continue to receive or receive for a limited duration, such financial assistance, it could have a material adverse effect on our business, results of operations and financial condition. In addition, if our assumptions about how kidney patients will respond to any change in financial assistance from charitable organizations are incorrect, it could have a material adverse effect on our business, results of operations and financial condition.
When Medicare becomes the primary payor, the payment rate we receive for that patient decreases from the employer group health plan rate to the lower Medicare payment rate. The number of our patients who have government-based programs as their primary payors could increase and the percentage of our patients covered under commercial insurance plans could be negatively impacted as a result of improved mortality or declining macroeconomic conditions. To the extent there are sustained or increased job losses in the U.S., independent of whether general economic conditions improve, we could experience a decrease in the number of patients covered under commercial plans. We could also experience a further decrease in the payments we receive for services if changes to the healthcare regulatory system result in fewer patients covered under commercial plans or an increase of patients covered under more restrictive commercial plans with lower reimbursement rates. In addition, our continual negotiations with commercial payors under existing and potential new agreements could result in a decrease in the number of our patients covered by commercial plans to the extent that we cannot reach agreement with commercial payors on rates and other terms, resulting in termination or non-renewals of existing agreements and our inability to enter into new agreements. Commercial payors have taken and may continue to take steps to control the cost of and/or the eligibility for access to healthcare services, including relative to products on and off the healthcare exchanges. These efforts could impact the number of our patients who are eligible to enroll in commercial insurance plans, and remain on the plans, including plans offered through healthcare exchanges. Commercial payors could also cease paying in the primary position after providing 30 months of coverage resulting in a material reduction in payment as the patient moves to Medicare primary. If there is a significant reduction in the number of patients under higher-paying commercial plans relative to government-based programs that pay at lower rates, it would have a material adverse effect on our business, results of operations and financial condition.
Changes in the structure of and payment rates under the Medicare ESRD program could have a material adverse effect on our business, results of operations and financial condition.
Approximately 42% of our dialysis services revenues for the nine months ended September 30, 2017 were generated from patients who have Medicare as their primary payor. For patients with Medicare coverage, all ESRD payments for dialysis treatments are made under a single bundled payment rate which provides a fixed payment rate to encompass all goods and services provided during the dialysis treatment, including pharmaceuticals that were historically separately reimbursed to the dialysis providers, such as EPO, vitamin D analogs and iron supplements, irrespective of the level of pharmaceuticals administered or additional services performed. Most lab services are also included in the bundled payment. Under the ESRD PPS, the bundled payments to a dialysis facility may be reduced by as much as 2% based on the facility’s performance in specified quality measures set annually by CMS through the ESRD Quality Incentive Program, which was established by the Medicare Improvements for Patients and Providers Act of 2008. The bundled payment rate is also adjusted for certain patient characteristics, a geographic usage index and certain other factors.
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

•
Risk that CMS through its contracted Medicare Administrative Contractors (MACs) implement Local Coverage Determinations (LCDs) that limit the frequency a provider can bill Medicare for dialysis treatments. Such coverage determinations could have an adverse impact on our revenue. There is also risk commercial insurers could incorporate the requirements/limitations associated with such LCDs into their contracted terms with dialysis providers, which could have an adverse impact on our revenue.

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

For additional details regarding the risks we face for failing to adhere to our Medicare and Medicaid regulatory compliance obligations, see the risk factor below under the heading "If we fail to adhere to all of the complex government laws and regulations that apply to our business, we could suffer severe consequences that could have a material adverse effect on our business, results of operations, financial condition and stock price."
Changes in state Medicaid or other non-Medicare government-based programs or payment rates could have a material adverse effect on our business, results of operations and financial condition.
Approximately 25% of our dialysis services revenues for the nine months ended September 30, 2017 were generated from patients who have state Medicaid or other non-Medicare government-based programs, such as coverage through the Department of Veterans Affairs (VA), as their primary coverage. As state governments and other governmental organizations face increasing budgetary pressure, we may in turn face reductions in payment rates, delays in the receipt of payments, limitations on enrollee eligibility or other changes to the applicable programs. For example, certain state Medicaid programs and the VA have recently considered, proposed or implemented payment rate reductions.
The VA adopted Medicare’s bundled PPS pricing methodology for any veterans receiving treatment from non-VA providers under a national contracting initiative. Since we are a non-VA provider, these reimbursements are tied to a percentage of Medicare reimbursement, and we have exposure to any dialysis reimbursement changes made by CMS. Approximately 3% of our dialysis services revenues for the nine months ended September 30, 2017 were generated by the VA.
In 2013, we entered into a five-year Nationwide Dialysis Services contract with the VA which is subject to one-year renewal periods, consistent with all provider agreements with the VA under this contract. During the length of the contract, the VA has elected not to make adjustments to reimbursement percentages that are tied to a percentage of Medicare reimbursement rates. These agreements provide the VA with the right to terminate the agreements without cause on short notice. Should the VA renegotiate, or not renew or cancel these agreements for any reason, we may cease accepting patients under this program and may be forced to close centers or experience lower reimbursement rates, which could have a material adverse effect on our business, results of operations and financial condition.
State Medicaid programs are increasingly adopting Medicare-like bundled payment systems, but sometimes these payment systems are poorly defined and are implemented without any claims processing infrastructure, or patient or facility adjusters. If these payment systems are implemented without any adjusters and claims processing changes, Medicaid payments will be substantially reduced and the costs to submit such claims may increase, which will have a negative impact on our business, results of operations and financial condition. In addition, some state Medicaid program eligibility requirements mandate that citizen enrollees in such programs provide documented proof of citizenship. If our patients cannot meet these proof of citizenship documentation requirements, they may be denied coverage under these programs, resulting in decreased patient volumes and revenue. These Medicaid payment and enrollment changes, along with similar changes to other non-Medicare government programs could reduce the rates paid by these programs for dialysis and related services, delay the receipt of payment for services provided and further limit eligibility for coverage which could have a material adverse effect on our business, results of operations and financial condition.
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
Additionally, evaluations on the utilization and reimbursement for ESAs, which have occurred in the past and may occur in the future, and related actions by the U.S. Congress and federal agencies, could result in further restrictions on the utilization and reimbursement for ESAs. Commercial payors have increasingly examined their administration policies for EPO and, in some cases, have modified those policies. Changes in labeling of EPO and other pharmaceuticals in a manner that alters physician practice patterns, including their independent determinations as to appropriate EPO dosing, or accepted clinical practices, and/or changes in private and governmental payment criteria, including the introduction of EPO administration policies could have a material adverse effect on our business, results of operations and financial condition. Further increased utilization of EPO for patients for whom the cost of EPO is included in a bundled reimbursement rate, or further decreases in reimbursement for EPO and other pharmaceuticals that are not included in a bundled reimbursement rate, could also have a material adverse effect on our business, results of operations and financial condition.

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
In October 2014, we entered into a Settlement Agreement with the United States and relator David Barbetta to resolve the then pending 2010 and 2011 U.S. Attorney physician relationship investigations and paid $406 million in settlement amounts, civil forfeiture, and interest to the United States and certain states. In connection with the resolution of these matters, and in exchange for the OIG’s agreement not to exclude us from participating in the federal healthcare programs, we have entered into a five-year CIA with the OIG. The CIA (i) requires that we maintain certain elements of our compliance programs; (ii) imposes certain expanded compliance-related requirements during the term of the CIA; (iii) requires ongoing monitoring and reporting by an independent monitor, imposes certain reporting, certification, records retention and training obligations, allocates certain oversight responsibility to the Board’s Compliance Committee, and necessitates the creation of a Management Compliance Committee and the retention of an independent compliance advisor to the Board; and (iv) contains certain business restrictions related to a subset of our joint venture arrangements, including our agreeing to (1) unwind 11 joint venture transactions that were created through partial divestitures to, or partial acquisitions from, nephrologists, and that cover 26 of our 2,119 clinics that existed at the time we entered into the Settlement Agreement, all of which have been completed, (2) not enter into certain types of partial divestiture joint venture transactions with nephrologists during the term of the CIA, (3) non-enforcement of certain patient-related non-solicitation restrictions, and (4) certain other restrictions. The costs associated with compliance with the CIA could be substantial and may be greater than we currently anticipate. In addition, in the event of a breach of the CIA, we could become liable for payment of certain stipulated penalties, and could be excluded from participation in federal healthcare programs. The OIG notified us that it considered us to be previously in breach of the CIA because of three implementation deficiencies. While we have remediated the deficiencies and have paid certain stipulated penalties, we cannot provide any assurances that we may not be found in breach of the CIA in the future. In general, the costs associated with compliance with the CIA, or any liability or consequences associated with a breach, could have a material adverse effect on our business, results of operations and financial condition. For our domestic dialysis business, we are required under the CIA to report to the OIG (i) probable violations of criminal, civil or administrative laws applicable to any federal health care program for which penalties or exclusions may be authorized under applicable laws and regulations; (ii) substantial overpayments of amounts of money we have received in excess of the amounts due and payable under the federal healthcare program requirements; and (iii) employment of or contracting with individuals ineligible from participating in the federal healthcare programs (we refer to these collectively as Reportable Events). We have provided the OIG notice of Reportable Events, and we may identify and report additional events in the future. If any of our operations are found to violate government laws and regulations, we could suffer severe consequences that could have a material adverse effect on our business, results of operations, financial condition and stock price, including those consequences described under the risk factor "If we fail to adhere to all of the complex government laws and regulations that apply to our business, we could suffer severe consequences that could have a material adverse effect on our business, results of operations, financial condition and stock price."
Delays in state Medicare and Medicaid certification or other licensing and/or anything impacting the licensing of our dialysis centers could adversely affect our business, results of operations and financial condition.
Before we can begin billing for patients treated in our outpatient dialysis centers who are enrolled in government-based programs, we are required to obtain state and federal certification for participation in the Medicare and Medicaid programs. As state agencies responsible for surveying dialysis centers on behalf of the state and Medicare program face increasing budgetary pressure, certain states are having difficulty keeping up with certifying dialysis centers in the normal course resulting in significant delays in certification. If state governments continue to have difficulty keeping up with certifying new centers in the normal course and we continue to experience significant delays in our ability to treat and bill for services provided to patients covered under government programs, it could cause us to incur write-offs of investments or accelerate the recognition of lease obligations in the event we have to close centers or our centers’ operating performance deteriorates, and it could have an adverse effect on our business, results of operations and financial condition. In addition to certifications for Medicare and Medicaid, some states have licensing requirements for ESRD facilities. Delays in licensure, denials of licensure, or withdrawal of licensure could also adversely affect our business, results of operations and financial condition.

If our joint ventures were found to violate the law, we could suffer severe consequences that would have a material adverse effect on our business, results of operations and financial condition.
As of September 30, 2017, we owned a controlling interest in numerous dialysis-related joint ventures, which represented approximately 24% of our dialysis and related lab services revenues for the nine months ended September 30, 2017. In addition, we also owned noncontrolling equity investments in several other dialysis related joint ventures. We may continue to increase the number of our joint ventures. Many of our joint ventures with physicians or physician groups also have certain physician owners providing medical director services to centers we own and operate. Because our relationships with physicians are governed by the federal and state anti-kickback statutes, we have sought to structure our joint venture arrangements to satisfy as many federal safe harbor requirements as we believe are commercially reasonable. However, although our joint venture arrangements do not satisfy all of the elements of any safe harbor under the federal Anti-Kickback Statute, they are not automatically prohibited under the federal Anti-Kickback Statute but are susceptible to government scrutiny. For example, in October 2014, we entered into a Settlement Agreement with the United States and relator David Barbetta to resolve the then pending 2010 and 2011 U.S. Attorney physician relationship investigations regarding certain of our joint ventures and paid $406 million in settlement amounts, civil forfeiture, and interest to the United States and certain states. For further details, see "If we fail to comply with our Corporate Integrity Agreement, we could be subject to substantial penalties and exclusion from participation in federal healthcare programs that could have a material adverse effect on our business, results of operations and financial condition".
There are significant risks associated with estimating the amount of dialysis revenues and related refund liabilities that we recognize, and if our estimates of revenues and related refund liabilities are materially inaccurate, it could impact the timing and the amount of our revenues recognition or have a material adverse effect on our business, results of operations and financial condition.
There are significant risks associated with estimating the amount of dialysis and related lab services revenues and related refund liabilities that we recognize in a reporting period. The billing and collection process is complex due to ongoing insurance coverage changes, geographic coverage differences, differing interpretations of contract coverage and other payor issues. Determining applicable primary and secondary coverage for approximately 196,000 U.S. patients at any point in time, together with the changes in patient coverage that occur each month, requires complex, resource-intensive processes. Errors in determining the correct coordination of benefits may result in refunds to payors. Revenues associated with Medicare and Medicaid programs are also subject to estimating risk related to the amounts not paid by the primary government payor that will ultimately be collectible from other government programs paying secondary coverage, the patient’s commercial health plan secondary coverage or the patient. Collections, refunds and payor retractions typically continue to occur for up to three years and longer after services are provided. We generally expect our range of dialysis and related lab services revenues estimating risk to be within 1% of net revenues for the segment. If our estimates of dialysis and related lab services revenues and related refund liabilities are materially inaccurate, it could impact the timing and the amount of our revenues recognition and have a material adverse impact on our business, results of operations and financial condition.
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
Physicians, including medical directors, choose where they refer their patients. We believe that physicians prefer to have their patients treated at dialysis centers where they or other members of their practice supervise the overall care provided as medical director of the center. As a result, the primary referral source for most of our centers is often the physician or physician group providing medical director services to the center.
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
The aging of the nephrologist population and opportunities presented by our competitors may negatively impact a medical director’s decision to enter into or extend his or her agreement with us. Moreover, different affiliation models in the changing healthcare environment that limit a nephrologist’s choice in where he or she can refer patients, such as an increase in the number of physicians becoming employed by hospitals or a perceived decrease in the quality of service levels at our centers, may limit a nephrologist’s ability or desire to refer patients to our centers or otherwise negatively impact treatment volumes.
In addition, we may take actions to restructure existing relationships or take positions in negotiating extensions of relationships to assure compliance with the federal Anti-Kickback Statute, Stark Law and other similar laws. If the terms of any existing agreement are found to violate applicable laws, we may not be successful in restructuring the relationship, which could lead to the early termination of the agreement. These actions, in an effort to comply with applicable laws and regulations, could negatively impact the decision of physicians to extend their medical director agreements with us. If a significant number of physicians were to cease referring patients to our dialysis centers, it would have a material adverse effect on our business, results of operations and financial condition.
If there are shortages of skilled clinical personnel, or if changes to state staffing ratios are implemented with which we are required to comply, we may experience disruptions in our business operations and increases in operating expenses, among other things, which could have a material adverse effect on our business, results of operations and financial condition.
We face increased labor costs and difficulties in hiring nurses due to a nationwide shortage of skilled clinical personnel. We compete for nurses with hospitals and other healthcare providers. This nursing shortage may limit our ability to expand our operations. Furthermore, changes in certification requirements can impact our ability to maintain sufficient staff levels, including to the extent our teammates are not able to meet new requirements, among other things. In addition, if we experience a higher than normal turnover rate for our skilled clinical personnel, our operations and treatment growth may be negatively impacted, which could adversely affect our business, results of operations and financial condition.
In addition, future proposed legislation, ballot initiatives or referendums, or policy changes could cause us to incur substantial costs to challenge and, if implemented, impose additional requirements on our operations, including increases in the required staffing levels or staffing ratios for clinical personnel, minimum transition times between treatments, and limits on how much patients may be charged for care. Changes such as these mandated by future legislation, ballot initiatives or referendums, or policy changes would likely materially reduce our revenues and increase our operating expense and impact our ability to staff our clinics to the new, elevated staffing levels, in particular given the ongoing nationwide shortage of healthcare workers, especially nurses. Any of these events or circumstances could materially reduce our revenues and increase our operating and other costs, require us to close dialysis centers or reduce shifts, and could have a material adverse effect on our employee relations, treatment growth, productivity, business, results of operations and financial condition.
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
Risk factors primarily related to DMG:
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
Approximately 83% of DMG’s revenue for the nine months ended September 30, 2017 is derived from fixed per member per month (PMPM) fees paid by health plans under capitation agreements with DMG or its associated physician groups. While there are variations specific to each arrangement, DMG, through DaVita Health Plan of California, Inc. (DHPC), a subsidiary of HealthCare Partners Holdings, LLC and a restricted Knox-Keene licensed entity, and, in certain instances, DMG’s associated physician groups generally contract with health plans to receive a PMPM fee for professional services and assume the financial responsibility for professional services only. In some cases, the health plans separately enter into capitation contracts with third parties (typically hospitals) who receive directly a PMPM fee and assume contractual financial responsibility for hospital services. In other cases, the health plan does not pay any portion of the PMPM fee to the hospital, but rather administers claims for hospital expenses itself. In both scenarios, DMG enters into managed care-related administrative services agreements or similar arrangements with those third parties (typically hospitals) under which DMG agrees to be responsible for utilization review, quality assurance, and other managed care-related administrative functions and claim payments. As compensation for such administrative services, DMG is entitled to receive a percentage of the amount by which the institutional capitation revenue received from health plans exceeds institutional expenses; any such risk-share amount to which DMG is entitled is recorded as medical revenues, and DMG is also responsible for a percentage of any short-fall in the event that institutional expenses exceed institutional revenues. To the extent that members require more care than is anticipated and/or the cost of care increases, aggregate fixed PMPM amounts, or capitation payments, may be insufficient to cover the costs associated with treatment. If medical costs and expenses exceed estimates, except in very limited circumstances, DMG will not be able to increase the PMPM fee received under these risk agreements during their then-current terms and could, directly or indirectly through its contracts with its associated physician groups, suffer losses with respect to such agreements.
Changes in DMG’s or its associated physician groups’ anticipated ratio of medical expense to revenue can significantly impact DMG’s financial results. Accordingly, the failure to adequately predict and control medical costs and expenses and to make reasonable estimates and maintain adequate accruals for incurred but not reported claims, could have a material adverse effect on DMG’s business, results of operations and financial condition.
Historically, DMG’s and its associated physician groups’ medical costs and expenses as a percentage of revenue have fluctuated. Factors that may cause medical expenses to exceed estimates include:

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
Each year, CMS issues a final rule to establish the Medicare Advantage benchmark payment rates for the following calendar year. Any reduction to Medicare Advantage rates impacting DMG that is greater compared to the industry average rate may have material adverse effect on DMG’s business, results of operations and financial condition. The final impact of the Medicare Advantage rates can vary from any estimate we may have and may be further impacted by the relative growth of

DMG’s Medicare Advantage patient volumes across markets as well as by the benefit plan designs submitted. It is possible that we may underestimate the impact of the Medicare Advantage rates on our business, which could have a material adverse effect on DMG’s business, results of operations and financial condition.
We have taken impairment charges against the goodwill of several of our DMG reporting units in five of the eight quarters since the fourth quarter of 2015 based on continuing developments in our DMG business, including recent annual updates to Medicare Advantage benchmark reimbursement rates, changes in our expectations concerning future government reimbursement rates and our expected ability to mitigate them, medical cost and utilization trends, commercial pricing pressures, commercial membership rates, underperformance of certain at-risk reporting units and other market factors. We may also need to take additional goodwill impairment charges against earnings in a future period, depending on the impact of continuing developments on the value of our DMG reporting units. A goodwill impairment occurs when the carrying amount of a reporting unit’s goodwill is in excess of its implied fair value, and the amount of such non-cash charge, if any, could be significant. In estimating the fair value of our DMG reporting units, we update our forecasts for our at-risk DMG reporting units to reflect the expected future cash flows that we believe market participants would use in determining fair values of our DMG reporting units if they were to acquire these businesses. We and our independent advisors also use certain estimates and key assumptions in determining the estimate of these fair values, including applicable market multiples, discount and long-term growth rates, market data and future reimbursement rates. Our estimates of the fair value of our DMG reporting units could differ from the actual values that a market participant would pay for these reporting units.
DMG’s Medicare Advantage revenues may continue to be volatile in the future, which could have a material adverse impact on DMG’s business, results of operations and financial condition.
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

Recent legislative efforts to enact further healthcare reform legislation, have caused the future state of the exchanges, other ACA reforms, and many core aspects of the current U.S. health care system, to be unclear. While specific changes and their timing are not yet apparent, enacted reforms and future legislative changes could have a material adverse effect on DMG’s business, results of operations and financial condition.

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
For the nine months ended September 30, 2017, 68% of DMG’s consolidated capitated medical revenues were earned through contracts with three health plans.
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
In June 2015, we received a subpoena from the OIG requesting information relating to our and our subsidiaries’ (including DMG’s and its subsidiary JSA’s) provision of services to Medicare Advantage plans and related patient diagnosis coding and risk adjustment submissions and payments. See "Item 1. Legal Proceedings" in Part II of this report and Note 10 to the condensed consolidated financial statements included in this report for further details and discussions of legal proceedings elsewhere in these Risk Factors.
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
Separately, as described in further detail in "Item 1. Legal Proceedings" in Part II of this report and Note 10 to the condensed consolidated financial statements included in this report, on March 13, 2015, JSA, a subsidiary of DMG, received a subpoena from the OIG that relates, in part, to risk adjustment practices and data. See also discussions of legal proceedings elsewhere in these Risk Factors.
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
Most of our outstanding employee stock-based compensation awards include a provision accelerating the vesting of the awards in the event of a change of control. We also maintain a change of control protection program for our employees who do not have a significant number of stock awards, which has been in place since 2001, and which provides for cash bonuses to the employees in the event of a change of control. Based on the market price of our common stock and shares outstanding on September 30, 2017, these cash bonuses would total approximately $443 million if a change of control transaction occurred at that price and our Board of Directors did not modify this program. These change of control provisions may affect the price an acquirer would be willing to pay for our Company.
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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
(c) Share repurchases
The following table summarizes the Company’s repurchases of its common stock during the third quarter of 2017:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
Period
July 1-31, 2017	—	—	—	445.4
August 1-31, 2017	—	$—	—	445.4
September 1-30, 2017	1,982,250	59.09	1,982,250	328.3
Total	1,982,250	$59.09	1,982,250

On October 10, 2017, our Board of Directors approved an additional share repurchase authorization in the amount of approximately $1.253 billion. This share repurchase authorization was in addition to the approximately $247 million remaining at that time under our Board of Directors’ prior share repurchase authorization announced in July 2016. We are authorized to make purchases from time to time in the open market or in privately negotiated transactions, including without limitation, through accelerated share repurchase transactions, derivative transactions, tender offers, Rule 10b5-1 plans or any combination of the foregoing, depending upon market conditions and other considerations. During the quarter ended September 30, 2017, we repurchased a total of 1,982,250 shares of our common stock for approximately $117 million at an average price of $59.09 per share. As of November 7, we had approximately $1.228 billion remaining in Board authorizations available for share repurchases under our stock repurchase program. Although these share repurchase authorizations have no expiration dates, we are subject to share repurchase limitations under the terms of the senior secured credit facilities and the indentures governing our senior notes.
Items 3, 4 and 5 are not applicable
Item 6.            Exhibits
(a) Exhibits
The information required by this Item is set forth in the Index to Exhibits that precedes the signature page of this Quarterly Report on Form 10-Q.

INDEX TO EXHIBITS

Exhibit
Number

10.1	Consulting Agreement, effective June 15, 2017, by and between DaVita Inc. and Roger J. Valine. ✓*

10.2	Amendment to Stock Appreciation Rights Agreements, effective June 15, 2017, by and between DaVita Inc. and Roger J. Valine. ✓*

10.3	Amendment to Employment Agreement, effective October 13, 2017, by and among DaVita Inc., Charles G. Berg and DaVita Medical Management, LLC. ✓*

12.1	Ratio of earnings to fixed charges. ✓

31.1	Certification of the Chief Executive Officer, dated November 7, 2017, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

31.2	Certification of the Chief Financial Officer, dated November 7, 2017, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

32.1	Certification of the Chief Executive Officer, dated November 7, 2017, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

32.2	Certification of the Chief Financial Officer, dated November 7, 2017, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

101.INS	XBRL Instance Document. ✓

101.SCH	XBRL Taxonomy Extension Schema Document. ✓

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. ✓

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. ✓

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. ✓

101.PRE	XBRL Taxonomy Extension Presentation, Linkbase Document. ✓

✓	Filed herewith.
*	Management contract or executive compensation plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAVITA INC.

BY:	/s/ JAMES K. HILGER
James K. Hilger
Chief Accounting Officer*
Date: November 7, 2017

*	Mr. Hilger has signed both on behalf of the Registrant as a duly authorized officer and as the Registrant’s principal accounting officer.