Form 10-Q
period 2018-03-31
DAVITA INC.
filed 2018-05-03
CIK 927066

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2018
Commission File Number: 1-14106

DAVITA INC.

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
As of April 30, 2018, the number of shares of the Registrant’s common stock outstanding was approximately 174.5 million shares.

DAVITA INC.

Note: Items 3, 4 and 5 of Part II are omitted because they are not applicable.

i

DAVITA INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars in thousands, except per share data)

	Three months ended March 31,
	2018	2017
Dialysis and related lab patient service revenues	$2,591,074	$2,422,786
Provision for uncollectible accounts	25,545	(107,058)
Net dialysis and related lab patient service revenues	2,616,619	2,315,728
Other revenues	232,825	315,523
Total revenues	2,849,444	2,631,251
Operating expenses and charges:
Patient care costs and other costs	2,035,585	1,852,045
General and administrative	266,529	262,895
Depreciation and amortization	142,799	132,884
Equity investment income	(155)	(677)
Provision for uncollectible accounts	(6,000)	1,910
Investment and other asset impairments	—	15,168
Goodwill impairment charges	—	24,198
Gain on changes in ownership interests	—	(6,273)
Gain on settlement, net	—	(526,827)
Total operating expenses and charges	2,438,758	1,755,323
Operating income	410,686	875,928
Debt expense	(113,516)	(104,397)
Other income, net	4,582	3,986
Income from continuing operations before income taxes	301,752	775,517
Income tax expense	70,737	281,665
Net income from continuing operations	231,015	493,852
Net (loss) income from discontinued operations, net of tax	(5,786)	6,433
Net income	225,229	500,285
Less: Net income attributable to noncontrolling interests	(46,543)	(52,588)
Net income attributable to DaVita Inc.	$178,686	$447,697
Earnings per share:
Basic net income from continuing operations per share attributable to DaVita Inc.	$1.07	$2.29
Basic net income per share attributable to DaVita Inc.	$1.00	$2.33
Diluted net income from continuing operations per share attributable to DaVita Inc.	$1.05	$2.26
Diluted net income per share attributable to DaVita Inc.	$0.98	$2.29
Weighted average shares for earnings per share:
Basic	178,957,865	192,376,735
Diluted	181,834,547	195,281,014
Amounts attributable to DaVita Inc.:
Net income from continuing operations	$191,015	$440,905
Net (loss) income from discontinued operations	(12,329)	6,792
Net income attributable to DaVita Inc.	$178,686	$447,697

See notes to condensed consolidated financial statements.

DAVITA INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(dollars in thousands)

	Three months ended March 31,
	2018	2017
Net income	$225,229	$500,285
Other comprehensive income, net of tax:
Unrealized gains (losses) on interest rate cap agreements:
Unrealized gains (losses) on interest rate cap agreements	1,050	(3,188)
Reclassifications of net realized losses on interest rate cap agreements into net income	1,537	1,265
Unrealized gains on investments:
Unrealized gains on investments	—	1,557
Reclassification of net investment realized gains into net income	—	(140)
Unrealized gains on foreign currency translation:
Foreign currency translation adjustments	19,881	13,261
Other comprehensive income	22,468	12,755
Total comprehensive income	247,697	513,040
Less: Comprehensive income attributable to noncontrolling interests	(46,543)	(52,586)
Comprehensive income attributable to DaVita Inc.	$201,154	$460,454
 See notes to condensed consolidated financial statements.

DAVITA INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands, except per share data)

	March 31, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$358,874	$508,234
Restricted cash and equivalents	88,744	10,686
Short-term investments	4,602	32,830
Accounts receivable, net	1,830,590	1,714,750
Inventories	125,555	181,799
Other receivables	415,914	372,919
Income tax receivable	18,660	49,440
Prepaid and other current assets	106,351	112,058
Current assets held for sale	5,724,265	5,761,642
Total current assets	8,673,555	8,744,358
Property and equipment, net of accumulated depreciation of $3,230,717 and $3,103,662	3,185,223	3,149,213
Intangible assets, net of accumulated amortization of $360,828 and $356,774	113,366	113,827
Equity method and other investments	245,564	245,534
Long-term investments	34,344	37,695
Other long-term assets	51,728	47,287
Goodwill	6,638,592	6,610,279
	$18,942,372	$18,948,193
LIABILITIES AND EQUITY
Accounts payable	$437,733	$509,116
Other liabilities	544,846	552,662
Accrued compensation and benefits	526,183	616,116
Current portion of long-term debt	184,136	178,213
Current liabilities held for sale	1,254,625	1,185,070
Total current liabilities	2,947,523	3,041,177
Long-term debt	9,279,885	9,158,018
Other long-term liabilities	391,156	365,325
Deferred income taxes	507,226	486,247
Total liabilities	13,125,790	13,050,767
Commitments and contingencies:
Noncontrolling interests subject to put provisions	1,034,501	1,011,360
Equity:
Preferred stock ($0.001 par value, 5,000,000 shares authorized; none issued)
Common stock ($0.001 par value, 450,000,000 shares authorized; 182,660,712 and 182,462,278 shares issued and 178,463,408 and 182,462,278 shares outstanding, respectively)	183	182
Additional paid-in capital	1,030,772	1,042,899
Retained earnings	3,820,767	3,633,713
Treasury stock (4,197,304 and zero shares, respectively)	(298,377)	—
Accumulated other comprehensive income	27,335	13,235
Total DaVita Inc. shareholders' equity	4,580,680	4,690,029
Noncontrolling interests not subject to put provisions	201,401	196,037
Total equity	4,782,081	4,886,066
	$18,942,372	$18,948,193
See notes to condensed consolidated financial statements.

DAVITA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Three months ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$225,229	$500,285
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	142,799	190,206
Impairment charges	—	39,366
Stock-based compensation expense	9,685	9,601
Deferred income taxes	43,617	20,091
Equity investment income, net	3,564	1,423
Other non-cash charges, net	9,959	9,464
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivable	(63,701)	16,168
Inventories	57,621	(8,909)
Other receivables and other current assets	(34,120)	(84,511)
Other long-term assets	2,054	(2,310)
Accounts payable	(62,830)	(26,214)
Accrued compensation and benefits	(62,550)	(62,825)
Other current liabilities	49,379	(9,633)
Income taxes	30,772	258,490
Other long-term liabilities	11,061	14,479
Net cash provided by operating activities	362,539	865,171
Cash flows from investing activities:
Additions of property and equipment	(232,443)	(214,535)
Acquisitions	(16,582)	(77,236)
Proceeds from asset and business sales	18,535	46,612
Purchase of investments available for sale	(2,646)	(2,358)
Purchase of investments held-to-maturity	(3,586)	(121,645)
Proceeds from sale of investments available for sale	5,151	4,025
Proceeds from investments held-to-maturity	31,454	116,285
Purchase of equity investments	(2,476)	(1,135)
Distributions received on equity investments	2,465	—
Net cash used in investing activities	(200,128)	(249,987)

DAVITA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - (continued)
(unaudited)
(dollars in thousands)

	Three months ended March 31,
	2018	2017
Cash flows from financing activities:
Borrowings	13,306,898	12,803,015
Payments on long-term debt and other financing costs	(13,202,225)	(12,839,156)
Purchase of treasury stock	(290,377)	—
Stock award exercises and other share issuances, net	(1,185)	3,330
Distributions to noncontrolling interests	(45,467)	(43,316)
Contributions from noncontrolling interests	12,009	17,989
Purchases of noncontrolling interests	(2,200)	(799)
Net cash used in financing activities	(222,547)	(58,937)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	6,668	2,820
Net (decrease) increase in cash, cash equivalents and restricted cash	(53,468)	559,067
Less: Net increase in cash, cash equivalents and restricted cash from discontinued operations	17,834	24,493
Net (decrease) increase in cash, cash equivalents and restricted cash from continuing operations	(71,302)	534,574
Cash, cash equivalents and restricted cash of continuing operations at beginning of the year	518,920	683,463
Cash, cash equivalents and restricted cash of continuing operations at end of the period	$447,618	$1,218,037

See notes to condensed consolidated financial statements.

DAVITA INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)
(dollars and shares in thousands)

	Non- controlling interests subject to put provisions	DaVita Inc. Shareholders’ Equity								Non- controlling interests not subject to put provisions
				Additional paid-in capital				Accumulated other comprehensive (loss) income
		Common stock			Retained earnings	Treasury stock
		Shares	Amount			Shares	Amount		Total
December 31, 2016	$973,258	194,554	$195	$1,027,182	$3,710,313	—	$—	$(89,643)	$4,648,047	$201,694
Comprehensive income:
Net income	103,641				663,618				663,618	63,296
Other comprehensive income								102,878	102,878	(2)
Stock purchase shares issued		360		22,131					22,131
Stock unit shares issued		117		(101)					(101)
Stock-settled SAR shares issued		398		—					—
Stock-settled stock-based compensation expense				34,981					34,981
Changes in noncontrolling interest from:
Distributions	(128,853)									(82,614)
Contributions	52,911									21,641
Acquisitions and divestitures	43,799			(823)					(823)	(5,770)
Partial purchases	(397)			(2,752)					(2,752)	(2,208)
Fair value remeasurements	(32,999)			32,999					32,999
Purchase of treasury stock						(12,967)	(810,949)		(810,949)
Retirement of treasury stock		(12,967)	(13)	(70,718)	(740,218)	12,967	810,949		—
Balance at December 31, 2017	$1,011,360	182,462	$182	$1,042,899	$3,633,713	—	$—	$13,235	$4,690,029	$196,037
Cumulative effect of change in accounting principle					8,368			(8,368)	—
Comprehensive income:
Net income	24,107				178,686				178,686	22,436
Other comprehensive income								22,468	22,468
Stock unit shares issued		4
Stock-settled SAR shares issued		195	1	(4,887)					(4,886)
Stock-settled stock-based compensation expense				9,682					9,682
Changes in noncontrolling interest from:
Distributions	(26,166)									(19,301)
Contributions	9,508									2,501
Acquisitions and divestitures	688			76					76	(66)
Partial purchases				(1,994)					(1,994)	(206)
Fair value remeasurements	15,004			(15,004)					(15,004)
Purchase of treasury stock						(4,197)	(298,377)		(298,377)
Balance at March 31, 2018	$1,034,501	182,661	$183	$1,030,772	$3,820,767	(4,197)	$(298,377)	$27,335	$4,580,680	$201,401
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

1.	Condensed consolidated interim financial statements
The condensed consolidated interim financial statements included in this report are prepared by the Company without audit. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations are reflected in these condensed consolidated interim financial statements. All significant intercompany accounts and transactions have been eliminated. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The most significant estimates and assumptions underlying these financial statements and accompanying notes generally involve revenue recognition and accounts receivable, contingencies, impairments of goodwill and investments, accounting for income taxes, long-term variable compensation accruals, consolidation of variable interest entities and certain fair value estimates. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the operating results for the full year. The condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Prior year balances and amounts have been reclassified to conform to the current year presentation. The Company has evaluated subsequent events through the date these condensed consolidated financial statements were issued and has included all necessary adjustments and disclosures.

2.	Revenue recognition
On January 1, 2018, the Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Codification Topic 606 Revenue from Contracts with Customers (Topic 606) using the cumulative effect method for those contracts that were not substantially completed as of January 1, 2018. Results for reporting periods beginning on and after January 1, 2018 are presented under Topic 606, while prior period amounts continue to be presented in accordance with the Company's historical accounting under Revenue Recognition (Topic 605).
The adoption of this new standard primarily changed the Company’s presentation of revenues, provision for uncollectible accounts and allowance for doubtful accounts. Topic 606 requires revenue to be recognized based on the Company’s estimate of the transaction price the Company expects to collect as a result of satisfying its performance obligations. Accordingly, for performance obligations satisfied after the adoption of Topic 606, the Company no longer separately presents a provision for uncollectible accounts on the consolidated income statement and no longer presents the related allowance for doubtful accounts on the consolidated balance sheet.
However, as a result of the Company’s election to apply Topic 606 only to contracts not substantially completed as of January 1, 2018, the Company continues to maintain an allowance for doubtful accounts related to performance obligations satisfied prior to the adoption of Topic 606. Changes to this allowance for doubtful accounts, other than write-offs of uncollectible accounts, are recorded through the provision for uncollectible accounts on the consolidated income statement in accordance with Topic 605.
The Company’s allowance for doubtful accounts related to performance obligations satisfied prior to the adoption of Topic 606 was $162,516 and $218,399 as of March 31, 2018 and December 31, 2017, respectively.
There are significant risks associated with estimating revenue, which generally take several years to resolve. These estimates are subject to ongoing insurance coverage changes, geographic coverage differences, differing interpretations of contract coverage and other payor issues, as well as patient issues including determining applicable primary and secondary coverage, changes in patient coverage and coordination of benefits. As these estimates are refined over time, both positive and negative adjustments to revenue are recognized in the current period. As a result of changes in these estimates, additional revenue was recognized during the three months ended March 31, 2018 associated with performance obligations satisfied in years prior to the adoption of Topic 606 of $67,410, which includes a benefit of $24,000 from electing to apply Topic 606 only to contracts not substantially completed as of January 1, 2018.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

The following table summarizes the Company's segment revenues by primary payor source:

	For the three months ended
	March 31, 2018			March 31, 2017(1)
	U.S. dialysis and related lab services	Other - Ancillary services and strategic initiatives	Consolidated	U.S. dialysis and related lab services	Other - Ancillary services and strategic initiatives	Consolidated
Patient service revenues:
Medicare and Medicare Advantage	$1,485,192	$—	$1,485,192	$1,272,595	$—	$1,272,595
Medicaid and Managed Medicaid	157,496	—	157,496	144,585	—	144,585
Other government	107,119	82,537	189,656	91,993	47,761	139,754
Commercial	782,979	19,718	802,697	756,710	13,883	770,593
Other revenues:
Medicare and Medicare Advantage	—	142,758	142,758	—	225,203	225,203
Medicaid and Managed Medicaid	—	15,791	15,791	—	18,595	18,595
Commercial	—	40,420	40,420	—	25,207	25,207
Other(2)	5,114	38,941	44,055	5,311	47,576	52,887
Eliminations of intersegment revenues	(18,422)	(10,199)	(28,621)	(11,799)	(6,369)	(18,168)
Total	$2,519,478	$329,966	$2,849,444	$2,259,395	$371,856	$2,631,251

(1)
As noted above, prior period amounts have not been adjusted under the cumulative effect method. The Company's dialysis and related lab services revenues for the three months ended March 31, 2017 has been presented net of the provision for uncollectible accounts of $107,058 in this table to conform to the current period presentation.

(2)	Other consists of management fees and revenue from the Company's ancillary services and strategic initiatives.
Dialysis and related lab patient service revenues
Dialysis and related lab services patient service revenues are recognized in the period services are provided. Revenues consist primarily of payments from Medicare, Medicaid and commercial health plans for dialysis and related lab services provided to patients. A usual and customary fee schedule is maintained for the Company’s dialysis treatments and related lab patient services; however, actual collectible revenue is normally recognized at a discount from the fee schedule.
Revenues associated with Medicare and Medicaid programs are estimated based on: (a) the payment rates that are established by statute or regulation for the portion of payment rates paid by the government payor (e.g., 80% for Medicare patients) and (b) for the portion not paid by the primary government payor, estimates of the amounts ultimately collectible from other government programs paying secondary coverage (e.g., Medicaid secondary coverage), the patient’s commercial health plan secondary coverage, or the patient. The Company’s reimbursements from Medicare are subject to certain variations under Medicare’s single bundled payment rate system, whereby reimbursements can be adjusted for certain patient characteristics and other factors. The Company’s revenue recognition is estimated based on its judgment regarding its ability to collect, which depends upon its ability to effectively capture, document and bill for Medicare’s base payment rate as well as these other variable factors.
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
Other revenues
Other revenues consist of the revenues associated with the ancillary services and strategic initiatives, management and administrative support services that are provided to outpatient dialysis centers that the Company does not own or in which the Company owns a noncontrolling interest, and administrative and management support services to certain other non-dialysis joint ventures in which the Company owns a noncontrolling interest. Revenues associated with pharmacy services are estimated as prescriptions are filled and shipped to patients. Revenues associated with dialysis management services, disease management services, medical consulting services, clinical research programs, physician services, end stage renal disease (ESRD) seamless care organizations, and comprehensive care are estimated in the period services are provided. Revenues associated with direct primary care are estimated over the membership period.

3.	Earnings per share
Basic earnings per share is calculated by dividing net income attributable to the Company, adjusted for any change in noncontrolling interests redemption rights in excess of fair value, by the weighted average number of common shares, net of shares held in escrow that under certain circumstances may be returned to the Company.
Diluted earnings per share includes the dilutive effect of outstanding stock-settled stock appreciation rights (SSARs) and unvested stock units (under the treasury stock method) as well as shares held in escrow that the Company expects will remain outstanding.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

The reconciliations of the numerators and denominators used to calculate basic and diluted earnings per share were as follows:

	Three months ended March 31,
	2018	2017
Numerators:
Net income from continuing operations attributable to DaVita Inc.	$191,015	$440,905
Net (loss) income from discontinued operations attributable to DaVita Inc.	(12,329)	6,792
Net income attributable to DaVita Inc. for basic earnings per share calculation	$178,686	$447,697
Basic:
Weighted average shares outstanding during the period	181,152	194,571
Contingently returnable shares held in escrow for the DaVita HealthCare Partners merger	(2,194)	(2,194)
Weighted average shares for basic earnings per share calculation	178,958	192,377

Basic net income from continuing operations per share attributable to DaVita Inc.	$1.07	$2.29
Basic net (loss) income from discontinued operations per share attributable to DaVita Inc.	(0.07)	0.04
Basic net income per share attributable to DaVita Inc.	$1.00	$2.33
Diluted:
Weighted average shares outstanding during the period	181,152	194,571
Assumed incremental shares from stock plans	683	710
Weighted average shares for diluted earnings per share calculation	181,835	195,281

Diluted net income from continuing operations per share attributable to DaVita Inc.	$1.05	$2.26
Diluted net (loss) income from discontinued operations per share attributable to DaVita Inc.	(0.07)	0.03
Diluted net income per share attributable to DaVita Inc.	$0.98	$2.29
Anti-dilutive stock-settled awards excluded from calculation(1)	3,453	3,427

(1)	Shares associated with stock-settled stock appreciation rights excluded from the diluted denominator calculation because they are antidilutive under the treasury stock method.

4.	Restricted cash and equivalents
The Company had restricted cash and cash equivalents of $88,744 and $10,686 at March 31, 2018 and December 31, 2017, respectively. Approximately $78,320 of the balance at March 31, 2018 represents restricted cash equivalents held in trust to satisfy insurer and state regulatory requirements related to the Company's self-insurance for professional and general liability and workers' compensation risks administered by wholly-owned captive insurance entities. Prior to the first quarter of 2018, these requirements were satisfied by a letter of credit rather than restricted cash held in trust. The remaining restricted cash and equivalents held at March 31, 2018 and December 31, 2017 primarily represent cash pledged to third parties in connection with two of the Company's ancillary and strategic initiatives businesses.

5.	Short-term and long-term investments

Effective January 1, 2018, the Company adopted ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this ASU revise accounting related to (i) the classification and measurement of investments in equity securities and (ii) the presentation of certain fair value changes for financial liabilities at fair value. The Company also adopted ASU 2018-03 which provides related technical corrections and improvements. The principal effect of ASUs 2016-01 and 2018-03 on the Company's consolidated financial statements is that, prior to adoption of ASU 2016-01, changes in the fair values of investments in equity securities with readily determinable fair values or redemption values were recognized in other comprehensive income until realized, while under ASU 2016-01 all changes in the fair values of these equity securities are recognized in current earnings. The adoption of these ASUs did not have a material impact on these condensed consolidated financial statements.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

Effective January 1, 2018, the Company recognized a cumulative effect of change in accounting principle upon adoption of ASUs 2016-01 and 2018-03, in conjunction with ASU 2018-02, the effect of which was to decrease accumulated other comprehensive income, and to increase retained earnings, by $5,662 in after-tax unrealized gains accumulated in other comprehensive income through December 31, 2017 from equity securities classified as available-for-sale investments prior to adoption of ASU 2016-01.
From January 1, 2018, equity securities that have readily determinable fair values or redemption values are recorded at estimated fair value with changes in their value recognized in current earnings. The Company classifies its debt securities as held-to-maturity and records them at amortized cost based on its intentions and strategy concerning those investments.
The Company classifies these debt and equity investments as "Short-term investments" or "Long-term investments" on its consolidated balance sheet, as applicable, based on the characteristics of the financial instrument or the Company's intentions or expectations for the investment.
The Company’s investments in these short-term and long-term debt and equity investments consist of the following:

	March 31, 2018			December 31, 2017
	Debt securities	Equity securities	Total	Debt securities	Equity securities	Total
Certificates of deposit and other time deposits	$3,402	$—	$3,402	$31,630	$—	$31,630
Investments in mutual funds and common stock	—	35,544	35,544	—	38,895	38,895
	$3,402	$35,544	$38,946	$31,630	$38,895	$70,525
Short-term investments	$3,402	$1,200	$4,602	$31,630	$1,200	$32,830
Long-term investments	—	34,344	34,344	—	37,695	37,695
	$3,402	$35,544	$38,946	$31,630	$38,895	$70,525
Debt securities: The Company's short-term debt investments are principally comprised of bank certificates of deposit with contractual maturities longer than three months but shorter than one year. These debt securities are accounted for as held to maturity and recorded at amortized cost, which approximates their fair values at March 31, 2018 and December 31, 2017.
Equity securities: The Company's equity investments in mutual funds and common stock are held within a trust to fund existing obligations associated with several of the Company’s non-qualified deferred compensation plans. During the three months ended March 31, 2018, the Company recognized pre-tax net gains of $86 in the income statement associated with changes in the fair value of these equity securities, comprised of pre-tax realized gains of $3,746 and a net decrease in unrealized gains of $3,660. During the three months ended March 31, 2017, the Company recognized pre-tax realized gains on the sale or redemption of equity securities of $229, or $140 after-tax, which was previously recorded in other comprehensive income.

6.	Equity method and other investments
Equity investments in nonconsolidated investees over which the Company maintains significant influence, but which do not have readily determinable fair values, are carried on the equity method.
As described in Note 5 to these condensed consolidated financial statements, effective January 1, 2018, the Company adopted ASU 2016-01 and related ASU 2018-03 concerning recognition and measurement of financial assets and financial liabilities. In adopting this new guidance, the Company has made an accounting policy election to adopt an adjusted cost method measurement alternative for investments in equity securities without readily determinable fair values.
Specifically, under this measurement alternative, unless elected otherwise for a particular investment, the Company initially records equity investments that qualify for the measurement alternative at cost but remeasures them to fair value through earnings when there is an observable transaction involving the same or a similar investment with the same issuer or upon an impairment.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

The Company maintains equity method and minor adjusted cost method investments in the private securities of certain other healthcare and healthcare-related businesses. The Company classifies these investments as "Equity method and other investments" on its consolidated balance sheet.
Total equity method and other investments in nonconsolidated businesses were $245,564 and $245,534 at March 31, 2018 and December 31, 2017, respectively. During the three months ended March 31, 2018 and 2017, the Company recognized equity investment income of $155 and $677, respectively, from equity method investments in nonconsolidated businesses.
The Company's largest equity method investment is its ownership interest in DaVita Care Pte. Ltd. (the APAC JV), which was carried at $160,535 and $160,481 at March 31, 2018 and December 31, 2017, respectively. The Company recognized a non-cash other-than-temporary impairment on this investment of $280,066 in the fourth quarter of 2017.
As of March 31, 2018 and December 31, 2017, the Company holds a 60% voting interest and a 73.3% current economic interest in the APAC JV. Based on the governance structure and voting rights established for the APAC JV at its formation on August 1, 2016, certain key decisions affecting the joint venture’s operations are not subject to the unilateral discretion of the Company, but rather are shared with the other noncontrolling investors. These other noncontrolling investors currently collectively hold a 40% voting interest and a 26.7% economic interest in the APAC JV, and their economic interests are expected to increase to match their voting interests in the joint venture as they make additional subscribed capital contributions through August 1, 2019.
The total carrying amount of equity investments carried under the adjusted cost method measurement alternative at March 31, 2018 was $5,386. Through March 31, 2018, there have been no meaningful impairments or other downward or upward valuation adjustments recognized on these investments.

7.	Goodwill
Changes in goodwill by reportable segment were as follows:

	U.S. dialysis and related lab services	Other-ancillary services and strategic initiatives	Consolidated total
Balance at January 1, 2017	$5,691,587	$323,788	$6,015,375
Acquisitions	485,434	131,598	617,032
Divestitures	(32,260)	(126)	(32,386)
Goodwill impairment charges	—	(36,196)	(36,196)
Foreign currency and other adjustments	—	46,454	46,454
Balance at December 31, 2017	$6,144,761	$465,518	$6,610,279
Acquisitions	2,137	13,905	16,042
Foreign currency and other adjustments	—	12,271	12,271
Balance at March 31, 2018	$6,146,898	$491,694	$6,638,592

Balance at March 31, 2018:
Goodwill	$6,146,898	$562,214	$6,709,112
Accumulated impairment charges	—	(70,520)	(70,520)
	$6,146,898	$491,694	$6,638,592
The Company elected to early adopt ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, effective January 1, 2017. The amendments in this ASU simplify the test for goodwill impairment by eliminating the second step in the assessment. All goodwill impairment tests performed during 2017 and 2018 have been performed under this new guidance.
Each of the Company’s operating segments described in Note 19 to these condensed consolidated financial statements represents an individual reporting unit for goodwill impairment testing purposes, except that each sovereign jurisdiction within the Company’s international operating segments is considered a separate reporting unit.

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
The Company has applied a similar aggregation to the vascular access service centers in its vascular access reporting unit, to the physician practices in its physician services and direct primary care reporting units, and to the dialysis centers within each international reporting unit. For the Company’s other operating segments, discrete business components below the operating segment level constitute individual reporting units.
During the three months ended March 31, 2018, the Company did not recognize any goodwill impairment charges.
During the three months ended March 31, 2017, the Company recognized a goodwill impairment charge of $24,198 at the Company’s vascular access reporting unit. This charge resulted primarily from changes in the Company's outlook as the Company's partners and operators continued to evaluate potential changes in operations, including termination of their management services agreements and center closures, as a result of recent changes in Medicare reimbursement. There is no goodwill remaining at the Company's vascular access reporting unit.
For the reporting units considered at risk as of December 31, 2017 listed in the table below, there have been no major changes in the business, prospects, or expected future results of these reporting units from their latest assessment date through March 31, 2018. Based on the most recent assessments, the Company determined that reductions in reimbursement rates, changes in actual or expected growth rates, or other significant adverse changes in expected future cash flows or valuation assumptions could result in goodwill impairment charges in the future for the following reporting units, which remain at risk of goodwill impairment as of March 31, 2018:

	Goodwill balance as of March 31, 2018	Carrying amount coverage(1)	Sensitivities
Reporting unit			Operating income(2)	Discount rate(3)
Kidney Care Germany	$337,619	13.7%	(1.6)%	(11.1)%
Kidney Care Portugal	$48,066	16.9%	(1.9)%	(6.0)%
Kidney Care Poland	$47,669	11.8%	(1.9)%	(6.0)%

(1)	Excess of estimated fair value of the reporting unit over its carrying amount as of the latest assessment date.

(2)	Potential impact on estimated fair value of a sustained, long-term reduction of 3% in operating income as of the latest assessment date.

(3)	Potential impact on estimated fair value of an increase in discount rates of 100 basis points as of the latest assessment date.
Except as described above, none of the Company's various other reporting units were considered at risk of significant goodwill impairment as of March 31, 2018. Since the dates of the Company's last annual goodwill impairment tests, there have been certain developments, events, changes in operating performance and other changes in key circumstances that have affected the Company's businesses. However, these changes did not cause management to believe it is more likely than not that the fair value of any of the Company's reporting units would be less than their respective carrying amounts as of March 31, 2018.

8.	Income taxes
As of March 31, 2018, the Company’s total liability for unrecognized tax benefits relating to tax positions that do not meet the more-likely-than-not threshold was $33,880, all of which would impact the Company’s effective tax rate if recognized. This balance represents an increase of $1,104 from the December 31, 2017 balance of $32,776.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in its income tax expense. At March 31, 2018 and December 31, 2017, the Company had approximately $3,971 and $4,195, respectively, accrued for interest and penalties related to unrecognized tax benefits, net of federal tax benefits.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

The Company performed a provisional analysis of the Tax Cuts and Jobs Act of 2017 (2017 Tax Act) and recorded a reasonable estimate of its effect for the year ended December 31, 2017. The Company is in the process of completing its analysis with respect to the 2017 Tax Act and will record any adjustments to its estimate on or before December 22, 2018, with any adjustments to be recorded to income tax expense in the period when the adjustments are determined. As of March 31, 2018, the Company has not made any material adjustments to the December 31, 2017 estimates. The 2018 effective tax rate reduction is primarily due to the impact of the 2017 Tax Act which reduced the federal tax rate from 35% to 21%.

9.	Long-term debt
Long-term debt was comprised of the following:

	March 31, 2018	December 31, 2017
Senior secured credit facilities:
Term Loan A	$750,000	$775,000
Term Loan A-2	452,000	—
Term Loan B	3,368,750	3,377,500
Revolver	—	300,000
Senior notes	4,500,000	4,500,000
Acquisition obligations and other notes payable	151,167	150,512
Capital lease obligations	304,062	297,170
Total debt principal outstanding	9,525,979	9,400,182
Discount and deferred financing costs	(61,958)	(63,951)
	9,464,021	9,336,231
Less current portion	(184,136)	(178,213)
	$9,279,885	$9,158,018
Scheduled maturities of long-term debt at March 31, 2018 were as follows:

2018 (remainder of the year)	136,885
2019	1,206,668
2020	72,608
2021	3,307,539
2022	1,283,255
2023	32,340
Thereafter	3,486,684
On March 29, 2018, the Company entered into an Increase Joinder No. 1 (Increase Joinder Agreement) under its existing senior secured credit facilities. Pursuant to this Increase Joinder Agreement, the Company entered into an additional $995,000 Term Loan A-2. The new Term Loan A-2 bears interest at LIBOR plus an interest rate margin of 1.00%. As of March 31, 2018, the Company has initially drawn $452,000 of the Term Loan A-2, and the Company can draw up to an incremental $543,000 on Term Loan A-2 through its maturity date in June 2019.
During the first three months of 2018, the Company made mandatory principal payments under its senior secured credit facilities totaling $25,000 on Term Loan A and $8,750 on Term Loan B.
As of March 31, 2018, the Company maintains several active and forward interest rate cap agreements that have the economic effect of capping the Company's maximum exposure to LIBOR variable interest rate changes on specific portions of the Company's floating rate debt, as described below. The cap agreements are designated as cash flow hedges and, as a result, changes in the fair values of these cap agreements are reported in other comprehensive income. The amortization of the original cap premium is recognized as a component of debt expense on a straight-line basis over the terms of the cap agreements. The cap agreements do not contain credit-risk contingent features.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

As of March 31, 2018, the Company maintains several currently effective interest rate cap agreements that were entered into in November 2014 with notional amounts totaling $3,500,000. These cap agreements became effective September 30, 2016 and have the economic effect of capping the LIBOR variable component of the Company’s interest rate at a maximum of 3.50% on an equivalent amount of the Company’s debt. These cap agreements expire on June 30, 2018. As of March 31, 2018, these cap agreements had an immaterial fair value. During the three months ended March 31, 2018, the Company recognized debt expense of $2,070 from these caps. During the three months ended March 31, 2018, the Company recorded an immaterial loss in other comprehensive income due to a decrease in unrealized fair value of these cap agreements.
As of March 31, 2018, the Company also maintains several forward interest rate cap agreements that were entered into in October 2015 with notional amounts totaling $3,500,000. These forward cap agreements will become effective June 29, 2018 and will have the economic effect of capping the LIBOR variable component of the Company’s interest rate at a maximum of 3.50% on an equivalent amount of its debt. These cap agreements expire on June 30, 2020. As of March 31, 2018, the total fair value of these cap agreements was an asset of approximately $2,446. During the three months ended March 31, 2018, the Company recorded a gain of $1,414 in other comprehensive income due to an increase in the unrealized fair value of these forward cap agreements.
The following table summarizes the Company’s derivative instruments as of March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
Derivatives designated as hedging instruments	Balance sheet location	Fair value	Balance sheet location	Fair value
Interest rate cap agreements	Other long-term assets	$2,446	Other long-term assets	$1,032
 The following table summarizes the effects of the Company’s interest rate cap agreements for the three months ended March 31, 2018 and 2017:

	Amount of unrecognized gains (losses) in OCI on interest rate cap agreements		Location of losses reclassified from accumulated OCI into income	Amount of losses reclassified from accumulated OCI into income
	Three months ended March 31,			Three months ended March 31,
Derivatives designated as cash flow hedges	2018	2017		2018	2017
Interest rate cap agreements	$1,414	$(5,217)	Debt expense	$2,070	$2,070
Tax (benefit) expense	(364)	2,029	Tax expense	(533)	(805)
Total	$1,050	$(3,188)		$1,537	$1,265
As of March 31, 2018, the Company’s Term Loan B debt bears interest at LIBOR plus an interest rate margin of 2.75%. Term Loan B is subject to interest rate caps if LIBOR should rise above 3.50%. Term Loan A bears interest at LIBOR plus an interest rate margin of 2.00%. The capped portion of Term Loan A is $131,250 if LIBOR should rise above 3.50%. In addition, the uncapped portion of Term Loan A, which is subject to the variability of LIBOR, is $618,750. Term Loan A-2 is subject to the variability of LIBOR plus an interest rate margin of 1.00%. Interest rates on the Company’s senior notes are fixed by their terms.
The Company’s weighted average effective interest rate on the senior secured credit facilities at the end of the quarter was 4.67%, based on the current margins in effect of 2.00% for Term Loan A, 1.00% for Term Loan A-2, and 2.75% for Term Loan B, as of March 31, 2018.
The Company’s overall weighted average effective interest rate during the quarter ended March 31, 2018 was 4.87% and as of March 31, 2018 was 4.98%.
As of March 31, 2018, the Company’s interest rates are fixed on approximately 51.34% of its total debt.
As of March 31, 2018, the Company had undrawn revolving credit facilities totaling $1,000,000, of which approximately $14,355 was committed for outstanding letters of credit. The remaining amount is unencumbered. The Company

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

also has approximately $22,351 of additional outstanding letters of credit related to its Kidney Care business and $211 of committed outstanding letters of credit related to DaVita Medical Group (DMG), which is backed by a certificate of deposit.

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
The Company operates in a highly regulated industry and is a party to various lawsuits, claims, qui tam suits, governmental investigations and audits (including investigations resulting from its obligation to self-report suspected violations of law) and other legal proceedings. The Company records accruals for certain legal proceedings and regulatory matters to the extent that the Company determines an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. As of March 31, 2018 and December 31, 2017, the Company’s total recorded accruals, including DMG, with respect to legal proceedings and regulatory matters, net of anticipated third party recoveries, were immaterial. While these accruals reflect the Company’s best estimate of the probable loss for those matters as of the dates of those accruals, the recorded amounts may differ materially from the actual amount of the losses for those matters, and any anticipated third party recoveries for any such losses may not ultimately be recoverable. Additionally, in some cases, no estimate of the possible loss or range of loss in excess of amounts accrued, if any, can be made because of the inherently unpredictable nature of legal proceedings and regulatory matters, which also may be impacted by various factors, including that they may involve indeterminate claims for monetary damages or may involve fines, penalties or non-monetary remedies; present novel legal theories or legal uncertainties; involve disputed facts; represent a shift in regulatory policy; are in the early stages of the proceedings; or result in a change of business practices. Further, there may be various levels of judicial review available to the Company in connection with any such proceeding.
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
In addition to the subpoena described above, in June 2015, the Company received a civil subpoena from the OIG covering the period from January 1, 2008 through the present and seeking production of a wide range of documents relating to the Company’s and its subsidiaries’ (including DMG’s and its subsidiary JSA’s) provision of services to MA plans and related patient diagnosis coding and risk adjustment submissions and payments. The Company believes that the request is part of a broader industry investigation into MA patient diagnosis coding and risk adjustment practices and potential overpayments by the government. The information requested includes information relating to patient diagnosis coding practices for a number of conditions, including potentially improper historical DMG coding for a particular condition. With respect to that condition, the guidance related to that coding issue was discontinued following the Company’s November 1, 2012 acquisition of HealthCare Partners (now known as the Company's DMG business), and the Company notified Centers for Medicare and Medicaid Services (CMS) in April 2015 of the coding practice and potential overpayments. In that regard, the Company has identified certain additional coding practices which may have been problematic, some of which were the subject of the previously disclosed and dismissed Swoben Private Civil Suit, and is in discussions with the DOJ relating to those practices. The Company is cooperating with the government. In addition, the Company is continuing to review other DMG coding practices to determine whether there were any improper coding issues. In connection with the Company's acquisition of DMG in 2012, the Company

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

has certain indemnification rights against the sellers and an escrow was established as security for the indemnification. The Company has submitted an indemnification claim against the sellers secured by the escrow for any and all liabilities incurred relating to these matters and intends to pursue recovery from the escrow. However, the Company can make no assurances that the indemnification and escrow will cover the full amount of the Company’s potential losses related to these matters.
2016 U.S. Attorney Texas Investigation: In early February 2016, the Company announced that its pharmacy services’ wholly-owned subsidiary, DaVita Rx, LLC, (DaVita Rx) received a Civil Investigative Demand (CID) from the U.S. Attorney’s Office for the Northern District of Texas. The government is conducting a federal False Claims Act (FCA) investigation concerning allegations that DaVita Rx presented or caused to be presented false claims for payment to the government for prescription medications, as well as into the Company’s relationship with pharmaceutical manufacturers. The CID covers the period from January 1, 2006 through the present. In the spring of 2015, the Company initiated an internal compliance review of DaVita Rx during which it identified potential billing and operational issues, including potential write-offs and discounts of patient co-payment obligations, and credits to payors for returns of prescription drugs related to DaVita Rx. The Company notified the government in September 2015 that it was conducting this review of DaVita Rx and began providing regular updates of its review. Upon completion of its review, the Company filed a self-disclosure with the OIG in February 2016 and has been working to address and update the practices it identified in the self-disclosure, some of which overlap with information requested by the U.S. Attorney’s Office. The OIG informed the Company in February 2016 that its submission was not accepted. They indicated that the OIG is not expressing an opinion regarding the conduct disclosed or the Company’s legal positions. In connection with the Company’s ongoing efforts working with the government the Company learned that a qui tam complaint had been filed covering some of the issues in the CID and the Company’s self-disclosure. In December 2017, the Company finalized and executed a settlement agreement with the government and relators in the qui tam matter and that included total monetary consideration of $63,700, as previously announced, of which $41,500 was an incremental cash payment and $22,200 was for amounts previously refunded, and all of which was previously accrued. The government’s investigation into the Company's relationship with pharmaceutical manufacturers is ongoing and the Company is continuing to cooperate with the government in this investigation.
2017 U.S. Attorney Massachusetts Investigation: In January 2017, the Company was served with an administrative subpoena for records by the United States Attorney’s Office, District of Massachusetts, relating to an investigation into possible federal health care offenses. The subpoena covers the period from January 1, 2007 through the present, and seeks documents relevant to charitable patient assistance organizations, particularly the American Kidney Fund, including documents related to efforts to provide patients with information concerning the availability of charitable assistance. The Company is cooperating with the government.
2017 U.S. Attorney Colorado Investigation: In November 2017, United States Attorney’s Office, District of Colorado informed the Company of an investigation it was conducting into possible federal health care offenses involving DaVita Kidney Care, as well as several of the Company's wholly-owned subsidiaries, including DMG, DaVita Rx, DaVita Laboratory Services, Inc. (DaVita Labs), and RMS Lifeline Inc. (Lifeline). There is overlap between the Colorado investigation and the other reported investigations concerning DMG and DaVita Rx. The Company is cooperating with the government.
2017 U.S. Attorney Florida Investigation: In November 2017, United States Attorney’s Office, Southern District of Florida informed the Company of an investigation it was conducting into possible federal healthcare offenses involving the Company's wholly-owned subsidiary, Lifeline. The Company is cooperating with the government.
2018 U.S. Attorney Florida Investigation: In March 2018, DaVita Labs, received two CIDs from the United States Attorney’s Office, Middle District of Florida that were identical in nature but directed to the two different labs. According to the face of the CIDs, the U.S. Attorney’s Office is conducting an investigation as to whether the Company's subsidiary submitted claims for blood, urine, and fecal testing, where there were insufficient test validation or stability studies to ensure accurate results, in violation of the False Claims Act. The Company is cooperating with the government.
* * *
Although the Company cannot predict whether or when proceedings might be initiated or when these matters may be resolved (other than as described above), it is not unusual for inquiries such as these to continue for a considerable period of time through the various phases of document and witness requests and on-going discussions with regulators and to develop over the course of time. In addition to the inquiries and proceedings specifically identified above, the Company frequently is subject

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

to other inquiries by state or federal government agencies and/or private civil qui tam complaints filed by relators. Negative findings or terms and conditions that the Company might agree to accept as part of a negotiated resolution of pending or future government inquiries or relator proceedings could result in, among other things, substantial financial penalties or awards against the Company, substantial payments made by the Company, harm to the Company’s reputation, required changes to the Company’s business practices, exclusion from future participation in the Medicare, Medicaid and other federal health care programs and, if criminal proceedings were initiated against the Company, possible criminal penalties, any of which could have a material adverse effect on the Company.
Shareholder and Derivative Claims
Peace Officers’ Annuity and Benefit Fund of Georgia Securities Class Action Civil Suit: On February 1, 2017, the Peace Officers’ Annuity and Benefit Fund of Georgia filed a putative federal securities class action complaint in the U.S. District Court for the District of Colorado against the Company and certain executives. The complaint covers the time period of August 2015 to October 2016 and alleges, generally, that the Company and its executives violated federal securities laws concerning the Company’s financial results and revenue derived from patients who received charitable premium assistance from an industry-funded non-profit organization. The complaint further alleges that the process by which patients obtained commercial insurance and received charitable premium assistance was improper and "created a false impression of DaVita’s business and operational status and future growth prospects." In November 2017, the court appointed the lead plaintiff and an amended complaint was filed on January 12, 2018. On March 27, 2018, the Company and various individual defendants filed a motion to dismiss. The Company disputes these allegations and intends to defend this action accordingly.
In re DaVita Inc. Stockholder Derivative Litigation: On August 15, 2017, the U.S. District Court for the District of Delaware consolidated three previously disclosed shareholder derivative lawsuits: the Blackburn Shareholder action filed on February 10, 2017, the Gabilondo Shareholder action filed on May 30, 2017, and the City of Warren Police and Fire Retirement System Shareholder action filed on June 9, 2017. The complaint covers the time period from 2015 to present and alleges, generally, breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, corporate waste, and misrepresentations and/or failures to disclose certain information in violation of the federal securities laws in connection with an alleged practice to direct patients with government-subsidized health insurance into private health insurance plans to maximize the Company’s profits. An amended complaint was filed in September 2017, and on December 18, 2017 the Company filed a motion to dismiss and a motion to stay proceedings in the alternative. The plaintiffs filed an opposition to the motion to dismiss on March 9, 2018. The Company disputes these allegations and intends to defend this action accordingly.
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
* * *
Other than as described above, the Company cannot predict the ultimate outcomes of the various legal proceedings and regulatory matters to which the Company is or may be subject from time to time, including those described in this Note 10 to these condensed consolidated financial statements, or the timing of their resolution or the ultimate losses or impact of developments in those matters, which could have a material adverse effect on the Company’s revenues, earnings and cash flows. Further, any legal proceedings or regulatory matters involving the Company, whether meritorious or not, are time

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

consuming, and often require management’s attention and result in significant legal expense, and may result in the diversion of significant operational resources, or otherwise harm the Company’s business, financial results or reputation.

11.	Noncontrolling interests subject to put provisions and other commitments
The Company has potential obligations to purchase the equity interests held by third parties in several of its majority-owned joint ventures and other nonconsolidated entities. These obligations are in the form of put provisions that are exercisable at the third-party owners’ discretion within specified periods as outlined in each specific put provision. If these put provisions were exercised, the Company would be required to purchase the third-party owners’ equity interests at either the appraised fair market value or a predetermined multiple of earnings or cash flows attributable to the equity interests put to the Company, which is intended to approximate fair value. The methodology the Company uses to estimate the fair values of noncontrolling interests subject to put provisions assumes the higher of either a liquidation value of net assets or an average multiple of earnings, based on historical earnings, patient mix and other performance indicators that can affect future results, as well as other factors. The estimated fair values of noncontrolling interests subject to put provisions are a critical accounting estimate that involves significant judgments and assumptions and may not be indicative of the actual values at which the noncontrolling interests may ultimately be settled, which could vary significantly from the Company’s current estimates. The estimated fair values of noncontrolling interests subject to put provisions can fluctuate and the implicit multiple of earnings at which these noncontrolling interests obligations may be settled will vary significantly depending upon market conditions including potential purchasers’ access to the capital markets, which can impact the level of competition for dialysis and non-dialysis related businesses, the economic performance of these businesses and the restricted marketability of the third-party owners’ equity interests. The amount of noncontrolling interests subject to put provisions that employ a contractually predetermined multiple of earnings rather than fair value are immaterial.
The Company has certain other potential commitments to provide operating capital to a number of dialysis centers that are wholly-owned by third parties or businesses in which the Company maintains a noncontrolling equity interest as well as to physician-owned vascular access clinics or medical practices that the Company operates under management and administrative services agreements of approximately $5,542.
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
Long-term incentive program (LTIP) compensation includes both stock-based awards (principally stock-settled stock appreciation rights, restricted stock units, and performance stock units) as well as long-term performance-based cash awards. Long-term incentive compensation expense, which was primarily general and administrative in nature, was attributed to the Company’s U.S. dialysis and related lab services business, corporate administrative support, and ancillary services and strategic initiatives.
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
During the three months ended March 31, 2018, the Company granted 11 stock-settled stock appreciation rights with an aggregate grant-date fair value of $200 and a weighted-average expected life of approximately 3.7 years and 60 stock units with an aggregate grant-date fair value of $3,995 and a weighted-average expected life of approximately 1.0 years.
For the three months ended March 31, 2018 and 2017, the Company recognized $15,215 and $15,254, respectively, in total LTIP expense, of which $9,155 and $8,425, respectively, represented stock-based compensation expense for stock appreciation rights, restricted stock units, and discounted employee stock plan purchases, which are primarily included in general and administrative expense. The estimated tax benefits recorded for stock-based compensation for the three months ended March 31, 2018 and 2017 was $2,088 and $2,922, respectively.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

As of March 31, 2018, the Company had $91,823 of total estimated but unrecognized compensation expense for outstanding LTIP awards, including $62,013 related to stock-based compensation arrangements under the Company’s equity compensation and employee stock purchase plans. The Company expects to recognize the performance-based cash component of these LTIP costs over a weighted average remaining period of 1.1 years and the stock-based component of these LTIP costs over a weighted average remaining period of 1.3 years.
For the three months ended March 31, 2018 and 2017, the Company recognized $4,895 and $1,091, respectively, in actual tax benefits upon the exercise of stock awards.

13.	Share repurchases
During the three months ended March 31, 2018, the Company repurchased a total of 4,197 shares of its common stock for $298,377 at an average price of $71.09 per share. The Company also repurchased 4,350 shares of its common stock for $275,992 at an average price of $63.44 per share, subsequent to March 31, 2018 through May 2, 2018.
On October 10, 2017, the Company's Board of Directors approved an additional share repurchase authorization in the amount of $1,252,961. This share repurchase authorization was in addition to the $247,039 remaining at that time under the Company’s Board of Directors’ prior share repurchase authorization announced in July 2016. Accordingly, as of May 2, 2018, the Company has a total of $544,747 available under the current Board repurchase authorizations for additional share repurchases. Although these share repurchase authorizations do not have expiration dates, the Company remains subject to share repurchase limitations under the terms of its senior secured credit facilities and the indentures governing its senior notes.
14.     Other comprehensive income

	For the three months ended March 31, 2018				For the three months ended March 31, 2017
	Interest rate cap agreements	Investment securities	Foreign currency translation adjustments	Accumulated other comprehensive income (loss)	Interest rate cap agreements	Investment securities	Foreign currency translation adjustments	Accumulated other comprehensive (loss) income
Beginning balance	$(12,408)	$5,662	$19,981	$13,235	$(12,029)	$2,175	$(79,789)	$(89,643)
Cumulative effect of change in accounting principle(1)	(2,706)	(5,662)	—	(8,368)	—	—	—	—

Unrealized gains (losses)	1,414	—	19,881	21,295	(5,217)	2,113	13,261	10,157
Related income tax (expense) benefit	(364)	—	—	(364)	2,029	(554)	—	1,475
	1,050	—	19,881	20,931	(3,188)	1,559	13,261	11,632
Reclassification from accumulated other comprehensive income into net income	2,070	—	—	2,070	2,070	(229)	—	1,841
Related income tax (expense) benefit	(533)	—	—	(533)	(805)	89	—	(716)
	1,537	—	—	1,537	1,265	(140)	—	1,125
Ending balance	$(12,527)	$—	$39,862	$27,335	$(13,952)	$3,594	$(66,528)	$(76,886)

(1)
Reflects the cumulative effect of a change in accounting principle for ASUs 2016-01 and 2018-03 on classification and measurement of financial instruments and ASU 2018-02 on remeasurement and reclassification of deferred tax effects in accumulated other comprehensive income associated with the 2017 Tax Act.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

Net realized losses on interest rate cap agreements that are reclassified into income are recorded as debt expense in the corresponding consolidated statements of operations. See Note 9 to these condensed consolidated financial statements for further details.
Net realized gains on investment securities reclassified into income for the three months ended March 31, 2017 were recognized in other income in the corresponding consolidated statements of operations. See Note 5 to these condensed consolidated financial statements for further details.

15.	Acquisitions and divestitures
Routine acquisitions
During the three months ended March 31, 2018, the Company acquired dialysis businesses consisting of one dialysis center located in the U.S. and four dialysis centers located outside the U.S. for a total of $15,677 in net cash, $655 in deferred purchase price obligations, and $2,408 in liabilities assumed. The assets and liabilities for these acquisitions were recorded at their estimated fair values at the dates of the acquisitions and are included in the Company’s condensed consolidated financial statements, as are their operating results, from the designated effective dates of the acquisitions.
The initial purchase price allocations for these transactions have been recorded at estimated fair values based on the best information available to management and will be finalized when certain information arranged to be obtained has been received.  In particular, certain income tax amounts are pending final evaluation and quantification of pre-acquisition tax contingencies and filing of final tax returns.  In addition, valuation of certain working capital items, fixed assets and intangibles are pending final audits and related valuation reports.
The following table summarizes the assets acquired and liabilities assumed in these transactions at their estimated acquisition date fair values:

Current assets	$1,572
Property and equipment	1,643
Amortizable intangible and other long-term assets	2,563
Goodwill	16,042
Current liabilities	(2,392)
Noncontrolling interests	(688)
$18,740
 Amortizable intangible assets acquired during the first three months of 2018 primarily represent non-compete agreements which had weighted-average estimated useful lives of approximately five years. The total estimated amount of goodwill deductible for tax purposes associated with these acquisitions was approximately $15,383.
Contingent earn-out obligations
The Company has several contingent earn-out obligations associated with acquisitions that could result in the Company paying the former owners of acquired companies a total of up to $11,555 if certain EBITDA, operating income performance targets or quality margins are met primarily over the next one to six years.
Contingent earn-out obligations are remeasured at fair value at each reporting date until the contingencies are resolved with changes in the liability due to the remeasurement recorded in earnings. See Note 18 to these condensed consolidated financial statements for further details. As of March 31, 2018, the Company has estimated the fair value of these contingent earn-out obligations to be $6,562, of which a total of $222 is included in other liabilities and the remaining $6,340 is included in other long-term liabilities in the Company’s consolidated balance sheet.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

The following is a reconciliation of changes in liabilities for contingent earn-out obligations:

For the three months ended March 31, 2018
Beginning balance	$6,388
Remeasurement of fair value for contingent earn-out obligations	174
Ending balance	$6,562

16.     Held for sale and discontinued operations
DaVita Medical Group
In December 2017, the Company entered into an equity purchase agreement to sell its DMG division to Collaborative Care Holdings, LLC (Optum), a subsidiary of UnitedHealth Group Inc., for $4,900,000 in cash, subject to net working capital and other customary adjustments. The transaction is expected to close in 2018 and is subject to regulatory approvals and other customary closing conditions. As a result of this pending transaction, the DMG business has been classified as held for sale and its results of operations are reported as discontinued operations for all periods presented.
The following table presents the financial results of discontinued operations related to DMG:

	Three months ended March 31,
	2018	2017
Revenues	$1,227,932	$1,086,985
Expenses	1,226,407	1,074,452
Income from discontinued operations before taxes	1,525	12,533
Income tax expense	7,311	6,100
Net (loss) income from discontinued operations, net of tax	$(5,786)	$6,433
The following table presents the financial position of discontinued operations related to DMG:

	March 31, 2018	December 31, 2017
Assets
Cash and cash equivalents	192,399	179,668
Other current assets	768,388	826,608
Property and equipment, net	410,127	379,945
Intangible assets, net	1,316,462	1,316,550
Other long-term assets	155,385	178,894
Goodwill	2,881,504	2,879,977
Total current assets held for sale	$5,724,265	$5,761,642
Liabilities
Other liabilities	529,354	505,734
Medical payables	505,872	457,040
Current portion of long-term debt	2,735	2,845
Long-term debt	34,541	35,003
Other long-term liabilities	182,123	184,448
Total current liabilities held for sale	$1,254,625	$1,185,070

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

The following table presents cash flows of discontinued operations related to DMG:

	March 31, 2018	March 31, 2017
Net cash provided by operating activities from discontinued operations	156,248	95,585
Net cash used in investing activities from discontinued operations	(33,068)	(41,686)
DMG acquisitions
During the first quarter of 2018, the Company's DMG business acquired one medical business for a total of $905 in cash and deferred purchase price of $99. Certain income tax amounts are pending final evaluation and quantification of any pre-acquisition tax contingencies. In addition, valuation of medical claims liabilities and certain other working capital items relating to acquisitions are pending final quantification. The assets and liabilities for all acquisitions were recorded at their estimated fair values at the dates of the acquisitions and are included in the Company’s current held for sale assets and liabilities.

17.	Variable interest entities
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
The Company has determined that substantially all of the legal entities it is associated with that qualify as VIEs must be included in its consolidated financial statements. A number of these VIEs are within the Company's DMG business, which is classified as held for sale and as a discontinued operation in these condensed consolidated financial statements. The Company manages these entities and provides operating and capital funding as necessary for these entities to accomplish their operational and strategic objectives. A number of these entities are subject to nominee share ownership or share transfer restriction agreements that effectively transfer the majority of the economic risks and rewards of their ownership to the Company. In other cases the Company’s management agreements with these entities include both financial terms and protective and participating rights to the entities’ operating, strategic and non-clinical governance decisions which transfer substantial powers over and economic responsibility for the entities to the Company. In some cases such entities are subject to broad exclusivity or noncompetition restrictions that benefit the Company. Further, in some cases the Company has contractual arrangements with its related party nominee owners that effectively indemnify these parties from the economic losses from, or entitle the Company to the economic benefits of, these entities.
The analyses upon which these consolidation determinations rest are complex, involve uncertainties, and require significant judgment on various matters, some of which could be subject to different interpretations. At March 31, 2018, these condensed consolidated financial statements include total assets of VIEs of $852,912 and total liabilities and noncontrolling interests of VIEs to third parties of $507,962, including assets of $580,039 and liabilities and noncontrolling interests of $345,926 related to the Company's DMG business classified as held for sale.
The Company also sponsors certain deferred compensation plans whose trusts qualify as VIEs and the Company consolidates these plans as their primary beneficiary. The assets of these plans are recorded in short-term or long-term investments with matching offsetting liabilities recorded in accrued compensation and benefits and other long-term liabilities. See Note 5 to these condensed consolidated financial statements for disclosures on the assets of these consolidated non-qualified deferred compensation plans.

18.	Fair values of financial instruments
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
The following table summarizes the Company’s assets, liabilities and temporary equity that are measured at fair value on a recurring basis as of March 31, 2018:

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Investments in mutual funds and common stock	$35,544	$35,544	$—	$—
Interest rate cap agreements	$2,446	$—	$2,446	$—
Liabilities
Contingent earn-out obligations	$6,562	$—	$—	$6,562
Temporary equity
Noncontrolling interests subject to put provisions	$1,034,501	$—	$—	$1,034,501

Investments in mutual funds and common stock represent equity securities that are recorded at estimated fair value based upon quoted redemption prices reported by each mutual fund. See Note 5 to these condensed consolidated financial statements for further discussion.
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
The estimated fair value of contingent earn-out obligations are primarily based on unobservable inputs including projected EBITDA. The estimated fair value of these contingent earn-out obligations is remeasured as of each reporting date and could fluctuate based upon any significant changes in key assumptions, such as changes in the Company credit risk-adjusted rate that is used to discount the obligations to present value. See Note 15 to these condensed consolidated financial statements for further discussion.
See Note 11 to these condensed consolidated financial statements for a discussion of the Company’s methodology for estimating the fair value of noncontrolling interests subject to put obligations.
The carrying balance of the Company’s senior secured credit facilities totaled $4,546,990 as of March 31, 2018, and the fair value was approximately $4,616,019 based upon quoted market prices, a level 2 input.
The carrying balance of the Company’s senior notes was $4,461,802 as of March 31, 2018 and their fair value was approximately $4,433,500, based upon quoted market prices, a level 2 input.
Other financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, other accrued liabilities and debt. The balances of the Company's financial instruments other than the senior secured credit facilities and the senior notes are presented in the condensed consolidated financial statements at March 31, 2018 at their approximate fair values due to the short-term nature of their settlements.

19.	Segment reporting
The Company has consisted of two major divisions, DaVita Kidney Care (Kidney Care) and DMG. The Kidney Care division is comprised of the Company’s U.S. dialysis and related lab services business, various ancillary services and strategic initiatives, including its international operations, and the Company’s corporate administrative support. The Company’s U.S. dialysis and related lab services business is its largest line of business and is a leading provider of kidney dialysis services in the U.S. for patients suffering from chronic kidney failure, also known as ESRD. The Company’s ancillary services and strategic

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

initiatives consist primarily of pharmacy services, disease management services, vascular access services, clinical research programs, physician services, direct primary care, ESRD seamless care organizations and comprehensive care, as well as the Company’s international operations.
The Company’s DMG division is a patient- and physician-focused integrated healthcare delivery and management company with over two decades of providing coordinated outcomes-based medical care in a cost-effective manner. In December 2017, the Company entered into an equity purchase agreement to sell its DMG division to Optum, a subsidiary of UnitedHealth Group Inc. The transaction is expected to close in 2018 and is subject to regulatory approvals and other customary closing conditions. As a result of this pending transaction, the DMG business has been classified as held for sale and its results of operations are reported as discontinued operations for all periods presented in these condensed consolidated financial statements. See Note 16 to these condensed consolidated financial statements for further discussion.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

The following is a summary of segment net revenues, segment operating margin (loss), and a reconciliation of segment operating margin to consolidated income before income taxes:

	Three months ended March 31,
	2018	2017
Segment net revenues:
U.S. dialysis and related lab services
Patient service revenues:
External sources	$2,489,165	$2,360,861
Intersegment revenues	18,422	11,799
U.S. dialysis and related lab services patient service revenues	2,507,587	2,372,660
Provision for uncollectible accounts	25,199	(106,777)
Net U.S. dialysis and related lab services patient service revenues	2,532,786	2,265,883
Other revenues(1)	5,114	5,311
Total U.S. dialysis and related lab services revenues	2,537,900	2,271,194
Other—Ancillary services and strategic initiatives
Patient service revenues	102,255	61,644
Other external sources	227,711	310,212
Intersegment revenues	10,199	6,369
Total ancillary services and strategic initiatives revenues	340,165	378,225
Total net segment revenues	2,878,065	2,649,419
Elimination of intersegment revenues	(28,621)	(18,168)
Consolidated revenues	$2,849,444	$2,631,251
Segment operating margin:
U.S. dialysis and related lab services	$433,380	$944,740
Other—Ancillary services and strategic initiatives	(6,990)	(58,220)
Total segment operating margin	426,390	886,520
Reconciliation of segment operating margin to consolidated income before income taxes:
Corporate administrative support	(15,704)	(10,592)
Consolidated operating income	410,686	875,928
Debt expense	(113,516)	(104,397)
Other income, net	4,582	3,986
Consolidated income before income taxes	$301,752	$775,517

(1)
Includes management fees for providing management and administrative services to dialysis centers that are wholly-owned by third parties and legal entities in which the Company owns a noncontrolling equity investment.

Depreciation and amortization expense by reportable segment was as follows:

	Three months ended March 31,
	2018	2017
U.S. dialysis and related lab services	$134,776	$125,029
Other—Ancillary services and strategic initiatives	8,023	7,855
	$142,799	$132,884

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

Assets by reportable segment were as follows:

	March 31, 2018	December 31, 2017
Segment assets
U.S. dialysis and related lab services (including equity investments of $84,985 and $84,866, respectively)	$11,798,202	$11,776,042
Other—Ancillary services and strategic initiatives (including equity investments of $160,579 and $160,668, respectively)	1,419,905	1,410,509
DMG—Held for sale (including equity investments of $11,642 and $10,321, respectively)	5,724,265	5,761,642
Consolidated assets	$18,942,372	$18,948,193
Expenditures for property and equipment by reportable segment were as follows:

	Three months ended March 31,
	2018	2017
U.S. dialysis and related lab services	$189,049	$173,528
Other—Ancillary services and strategic initiatives	12,345	13,219
DMG—Held for sale	31,049	27,788
	$232,443	$214,535

20.	Changes in DaVita Inc.’s ownership interest in consolidated subsidiaries
The effects of changes in DaVita Inc.’s ownership interest in consolidated subsidiaries on the Company’s equity were as follows:

	Three months ended March 31,
	2018	2017
Net income attributable to DaVita Inc.	$178,686	$447,697
Changes in paid-in capital for:
Sales of noncontrolling interests	76	—
Purchases of noncontrolling interests	(1,994)	(423)
Net transfers to noncontrolling interests	(1,918)	(423)
Net income attributable to DaVita Inc., net of transfers to noncontrolling interests	$176,768	$447,274

21.	New accounting standards
On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. In 2015, 2016 and 2017, the FASB issued ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-11, ASU 2016-12, and ASU 2017-10, each of which amends the guidance in ASU 2014-09. These ASUs replaced most existing revenue recognition guidance in GAAP. The Company adopted these ASUs beginning January 1, 2018. See Note 2 for further details.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. In February 2018, the FASB issued ASU 2018-03, which provides various related technical corrections and improvements. The Company adopted these ASUs beginning January 1, 2018. See Note 5 for further details.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments in this ASU revise the accounting related to lessee accounting. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for substantially all leases with lease terms in excess of twelve months. The new lease guidance also

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. The amendments in this ASU are effective for the Company beginning on January 1, 2019 and are to be applied through a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. The Company has assembled an internal lease task force that meets regularly to discuss and evaluate the overall impact of this guidance on its consolidated financial statements and related disclosures, as well as the expected timing of adoption. The Company is currently gathering and evaluating information from its existing leases and believes that the new standard will have a material impact on its consolidated balance sheet but will not have a material impact on its results of operations or liquidity. The Company expects to adopt this ASU on January 1, 2019, and continues to evaluate the effect that the implementation of this ASU will have on its consolidated financial statements, related disclosures and controls.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The amendments in this ASU clarify how certain cash receipts and cash payments should be classified on the statement of cash flows. In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted cash. The amendments in this ASU require that the statement of cash flows explains the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The adoption of these ASUs did not have a material impact on the Company’s consolidated financial statements when adopted on January 1, 2018.
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. The amendments in this ASU allow entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The current guidance does not allow recognition until the asset has been sold to an outside party. The amendments in this ASU are effective for the Company beginning on January 1, 2018 and are to be applied on a modified retrospective basis. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements when adopted on January 1, 2018.
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The amendments in this ASU better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The amendments in the new ASU are effective for the Company on January 1, 2019 and are to be applied prospectively. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements when adopted on January 1, 2019.
In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows for the reclassification of certain income tax effects related to the Tax Cuts and Jobs Act between “Accumulated other comprehensive income” and “Retained earnings.” This ASU relates to the requirement that adjustments to deferred tax liabilities and assets related to a change in tax laws or rates to be included in “Income from continuing operations”, even in situations where the related items were originally recognized in “Other comprehensive income” (rather than in “Income from continuing operations”). The amendments in this ASU are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. The Company elected to early adopt this ASU on January 1, 2018 and applied the change in the period of adoption. The adoption of this ASU resulted in the reclassification of an immaterial amount of deferred tax effects from accumulated other comprehensive income to retained earnings via accumulative change in accounting principle effective January 1, 2018. See Note 14 for more details.

22.	Condensed consolidating financial statements
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
Condensed Consolidating Statements of Operations

	DaVita Inc.	Guarantor subsidiaries	Non- Guarantor subsidiaries	Consolidating adjustments	Consolidated total
For The Three Months Ended March 31, 2018
Patient services revenues	$—	$1,790,188	$848,401	$(47,515)	$2,591,074
Provision for uncollectible accounts	—	9,628	15,917	—	25,545
Net patient service revenues	—	1,799,816	864,318	(47,515)	2,616,619
Other revenues	195,565	204,960	70,933	(238,633)	232,825
Total net revenues	195,565	2,004,776	935,251	(286,148)	2,849,444
Operating expenses and charges	133,356	1,791,094	800,456	(286,148)	2,438,758
Operating income	62,209	213,682	134,795	—	410,686
Debt expense	(114,334)	(52,197)	(7,375)	60,390	(113,516)
Other income, net	104,081	2,523	5,704	(107,726)	4,582
Income tax expense	14,387	48,944	7,406	—	70,737
Equity earnings in subsidiaries	141,117	66,496	—	(207,613)	—
Net income from continuing operations	178,686	181,560	125,718	(254,949)	231,015
Net (loss) income from discontinued operations, net of tax	—	(40,443)	(12,679)	47,336	(5,786)
Net income	178,686	141,117	113,039	(207,613)	225,229
Less: Net income attributable to noncontrolling interests	—	—	—	(46,543)	(46,543)
Net income attributable to DaVita Inc.	$178,686	$141,117	$113,039	$(254,156)	$178,686

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

		Guarantor subsidiaries	Non- Guarantor subsidiaries	Consolidating adjustments	Consolidated total
For The Three Months Ended March 31, 2017	DaVita Inc.
Patient service revenues	$—	$1,530,726	$929,231	$(37,171)	$2,422,786
Provision for uncollectible accounts	—	(61,053)	(46,005)	—	(107,058)
Net patient service revenues	—	1,469,673	883,226	(37,171)	2,315,728
Other revenues	221,386	305,618	16,090	(227,571)	315,523
Total net revenues	221,386	1,775,291	899,316	(264,742)	2,631,251
Operating expenses	131,910	1,208,820	679,335	(264,742)	1,755,323
Operating income	89,476	566,471	219,981	—	875,928
Debt expense	(102,664)	(47,643)	(12,232)	58,142	(104,397)
Other income	100,337	2,803	3,586	(102,740)	3,986
Income tax expense	33,953	235,865	11,847	—	281,665
Equity earnings in subsidiaries	394,501	162,615	—	(557,116)	—
Net income from continuing operations	447,697	448,381	199,488	(601,714)	493,852
Net (loss) income from discontinued operations, net of tax	—	(53,880)	15,715	44,598	6,433
Net income	447,697	394,501	215,203	(557,116)	500,285
Less: Net income attributable to noncontrolling interests	—	—	—	(52,588)	(52,588)
Net income attributable to DaVita Inc.	$447,697	$394,501	$215,203	$(609,704)	$447,697

Condensed Consolidating Statements of Comprehensive Income

		Guarantor subsidiaries	Non- Guarantor subsidiaries	Consolidating adjustments	Consolidated total
For The Three Months Ended March 31, 2018	DaVita Inc.
Net income	$178,686	$141,117	$113,039	$(207,613)	$225,229
Other comprehensive income	2,587	—	19,881	—	22,468
Total comprehensive income	181,273	141,117	132,920	(207,613)	247,697
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	(46,543)	(46,543)
Comprehensive income attributable to DaVita Inc.	$181,273	$141,117	$132,920	$(254,156)	$201,154

		Guarantor subsidiaries	Non- Guarantor subsidiaries	Consolidating adjustments	Consolidated total
For The Three Months Ended March 31, 2017	DaVita Inc.
Net income	$447,697	$394,501	$215,203	$(557,116)	$500,285
Other comprehensive income	(506)	—	13,261	—	12,755
Total comprehensive income	447,191	394,501	228,464	(557,116)	513,040
Less: Comprehensive income attributable to the noncontrolling interests	—	—	—	(52,586)	(52,586)
Comprehensive income attributable to DaVita Inc.	$447,191	$394,501	$228,464	$(609,702)	$460,454

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

Condensed Consolidating Balance Sheets

		Guarantor subsidiaries	Non- Guarantor subsidiaries	Consolidating adjustments	Consolidated total
As of March 31, 2018	DaVita Inc.
Cash and cash equivalents	$122,047	$—	$236,827	$—	$358,874
Restricted cash and equivalents	1,003	9,421	78,320	—	88,744
Accounts receivable, net	—	1,257,461	573,129	—	1,830,590
Other current assets	35,555	368,131	267,396	—	671,082
Current assets held for sale	—	5,004,717	719,548	—	5,724,265
Total current assets	158,605	6,639,730	1,875,220	—	8,673,555
Property and equipment, net	413,949	1,554,591	1,216,683	—	3,185,223
Intangible assets, net	224	50,396	62,746	—	113,366
Investments in subsidiaries	10,180,619	3,138,371	—	(13,318,990)	—
Intercompany receivables	3,593,688	—	1,488,211	(5,081,899)	—
Other long-term assets and investments	54,952	58,467	218,217	—	331,636
Goodwill	—	4,730,205	1,908,387	—	6,638,592
Total assets	$14,402,037	$16,171,760	$6,769,464	$(18,400,889)	$18,942,372
Current liabilities	$247,486	$968,018	$477,394	$—	$1,692,898
Current liabilities held for sale	—	759,020	495,605	—	1,254,625
Intercompany payables	—	3,589,494	1,492,405	(5,081,899)	—
Long-term debt and other long-term liabilities	8,984,265	674,609	519,393	—	10,178,267
Noncontrolling interests subject to put provisions	589,606	—	—	444,895	1,034,501
Total DaVita Inc. shareholders' equity	4,580,680	10,180,619	3,138,371	(13,318,990)	4,580,680
Noncontrolling interests not subject to put provisions	—	—	646,296	(444,895)	201,401
Total equity	4,580,680	10,180,619	3,784,667	(13,763,885)	4,782,081
Total liabilities and equity	$14,402,037	$16,171,760	$6,769,464	$(18,400,889)	$18,942,372

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

		Guarantor subsidiaries	Non- Guarantor subsidiaries	Consolidating adjustments	Consolidated total
As of December 31, 2017	DaVita Inc.
Cash and cash equivalents	$149,305	$—	$358,929	$—	$508,234
Restricted cash and equivalents	1,002	9,384	300	—	10,686
Accounts receivable, net	—	1,208,715	506,035	—	1,714,750
Other current assets	67,025	595,066	86,955	—	749,046
Current assets held for sale	—	4,992,067	769,575	—	5,761,642
Total current assets	217,332	6,805,232	1,721,794	—	8,744,358
Property and equipment, net	408,010	1,560,390	1,180,813	—	3,149,213
Intangible assets, net	250	50,971	62,606	—	113,827
Investments in subsidiaries	10,009,874	3,085,722	—	(13,095,596)	—
Intercompany receivables	3,677,947	—	1,313,213	(4,991,160)	—
Other long-term assets and investments	47,297	68,344	214,875	—	330,516
Goodwill	—	4,732,320	1,877,959	—	6,610,279
Total assets	$14,360,710	$16,302,979	$6,371,260	$(18,086,756)	$18,948,193
Current liabilities	$238,706	$1,181,139	$436,262	$—	$1,856,107
Current liabilities held for sale	—	739,294	445,776	—	1,185,070
Intercompany payables	—	3,690,042	1,301,118	(4,991,160)	—
Long-term debt and other long-term liabilities	8,857,373	682,630	469,587	—	10,009,590
Noncontrolling interests subject to put provisions	574,602	—	—	436,758	1,011,360
Total DaVita Inc. shareholders' equity	4,690,029	10,009,874	3,085,722	(13,095,596)	4,690,029
Noncontrolling interests not subject to put provisions	—	—	632,795	(436,758)	196,037
Total equity	4,690,029	10,009,874	3,718,517	(13,532,354)	4,886,066
Total liabilities and equity	$14,360,710	$16,302,979	$6,371,260	$(18,086,756)	$18,948,193

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

Condensed Consolidating Statements of Cash Flows

		Guarantor subsidiaries	Non- Guarantor subsidiaries	Consolidating adjustments	Consolidated total
For The Three Months Ended March 31, 2018	DaVita Inc.
Cash flows from operating activities:
Net income	$178,686	$141,117	$113,039	$(207,613)	$225,229
Changes in operating assets and liabilities and non-cash items included in net income	(82,391)	32,484	(20,396)	207,613	137,310
Net cash provided by operating activities	96,295	173,601	92,643	—	362,539
Cash flows from investing activities:
Additions of property and equipment	(27,356)	(125,375)	(79,712)	—	(232,443)
Acquisitions	—	(4,417)	(12,165)	—	(16,582)
Proceeds from asset and business sales	—	18,535	—	—	18,535
Proceeds (purchases) from investment sales and other items, net	31,665	(762)	(541)	—	30,362
Net cash provided by (used in) investing activities	4,309	(112,019)	(92,418)	—	(200,128)
Cash flows from financing activities:
Long-term debt and related financing costs, net	116,307	(3,377)	(8,257)	—	104,673
Intercompany borrowing (payments)	47,394	(49,783)	2,389	—	—
Other items	(291,562)	(2,200)	(33,458)	—	(327,220)
Net cash used in financing activities	(127,861)	(55,360)	(39,326)	—	(222,547)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	6,668	—	6,668
Net (decrease) increase in cash, cash equivalents and restricted cash	(27,257)	6,222	(32,433)	—	(53,468)
Less: Net increase in cash, cash equivalents and restricted cash from discontinued operations	—	6,185	11,649	—	17,834
Net (decrease) increase in cash, cash equivalents and restricted cash from continuing operations	(27,257)	37	(44,082)	—	(71,302)
Cash, cash equivalents and restricted cash of continuing operations at beginning of the year	150,307	9,384	359,229	—	518,920
Cash, cash equivalents and restricted cash of continuing operations at end of the period	$123,050	$9,421	$315,147	$—	$447,618

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

		Guarantor subsidiaries	Non- Guarantor subsidiaries	Consolidating adjustments	Consolidated total
For The Three Months Ended March 31, 2017	DaVita Inc.
Cash flows from operating activities:
Net income	$447,697	$394,501	$215,203	$(557,116)	$500,285
Changes in operating assets and liabilities and non-cash items included in net income	(149,627)	(142,597)	99,994	557,116	364,886
Net cash provided by operating activities	298,070	251,904	315,197	—	865,171
Cash flows from investing activities:
Additions of property and equipment	(30,580)	(133,909)	(50,046)	—	(214,535)
Acquisitions	—	(70,237)	(6,999)	—	(77,236)
Proceeds from asset and business sales, net of cash divested	—	46,612	—	—	46,612
(Purchases) proceeds from investment sales and other items, net	(54,150)	(1,951)	51,273	—	(4,828)
Net cash used in investing activities	(84,730)	(159,485)	(5,772)	—	(249,987)
Cash flows from financing activities:
Long-term debt and related financing costs, net	(27,504)	(4,616)	(4,021)	—	(36,141)
Intercompany borrowing (payments)	338,984	(71,541)	(267,443)	—	—
Other items	3,330	(799)	(25,327)	—	(22,796)
Net cash used in financing activities	314,810	(76,956)	(296,791)	—	(58,937)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	2,820	—	2,820
Net increase in cash, cash equivalents and restricted cash	528,150	15,463	15,454	—	559,067
Less: Net increase in cash, cash equivalents and restricted cash from discontinued operations	—	15,438	9,055	—	24,493
Net increase in cash, cash equivalents and restricted cash from continuing operations	528,150	25	6,399		534,574
Cash, cash equivalents and restricted cash of continuing operations at beginning of the year	549,921	8,687	124,855	—	683,463
Cash, cash equivalents and restricted cash of continuing operations at end of the period	$1,078,071	$8,712	$131,254		$1,218,037

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

23.	Supplemental data
The following information is presented as supplemental data as required by the indentures governing the Company’s senior notes.
Condensed Consolidating Statements of Income

	Consolidated Total	Physician Groups	Unrestricted Subsidiaries	Company and Restricted Subsidiaries(1)
For The Three Months Ended March 31, 2018
Patient service operating revenues	$2,591,074	$—	$—	$2,591,074
Provision for uncollectible accounts	25,545	—	—	25,545
Net patient service operating revenues	2,616,619	—	—	2,616,619
Other revenues	232,825	—	—	232,825
Total net operating revenues	2,849,444	—	—	2,849,444
Operating expenses	2,438,758	—	—	2,438,758
Operating income	410,686	—	—	410,686
Debt expense, including refinancing charges	(113,516)	—	—	(113,516)
Other income	4,582	—	—	4,582
Income tax expense	70,737	—	—	70,737
Net income from continuing operations	231,015	—	—	231,015
Net (loss) income from discontinued operations, net of tax	(5,786)	7,397	490	(13,673)
Net income	225,229	7,397	490	217,342
Less: Net income attributable to noncontrolling interests	(46,543)	(6,543)	—	(40,000)
Net income attributable to DaVita Inc.	$178,686	$854	$490	$177,342

(1)	After elimination of the unrestricted subsidiaries and the physician groups.

Condensed Consolidating Statements of Comprehensive Income

	Consolidated Total	Physician Groups	Unrestricted Subsidiaries	Company and Restricted Subsidiaries(1)
For The Three Months Ended March 31, 2018
Net income	$225,229	$7,397	$490	$217,342
Other comprehensive income	22,468	—	—	22,468
Total comprehensive income	247,697	7,397	490	239,810
Less: Comprehensive income attributable to the noncontrolling interests	(46,543)	(6,543)	—	(40,000)
Comprehensive income attributable to DaVita Inc.	$201,154	$854	$490	$199,810

(1)	After elimination of the unrestricted subsidiaries and the physician groups.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

Condensed Consolidating Balance Sheets

	Consolidated Total	Physician Groups	Unrestricted Subsidiaries	Company and Restricted Subsidiaries(1)
As of March 31, 2018
Cash and cash equivalents	$358,874	$—	$—	$358,874
Restricted cash and equivalents	88,744	—	—	88,744
Accounts receivable, net	1,830,590	—	—	1,830,590
Other current assets	671,082	133,199	—	537,883
Current assets held for sale	5,724,265	319,968	3,223	5,401,074
Total current assets	8,673,555	453,167	3,223	8,217,165
Property and equipment, net	3,185,223	—	—	3,185,223
Amortizable intangibles, net	113,366	—	—	113,366
Other long-term assets	331,636	—	—	331,636
Goodwill	6,638,592	—	—	6,638,592
Total assets	$18,942,372	$453,167	$3,223	$18,485,982
Current liabilities	$1,692,898	$—	$—	$1,692,898
Current liabilities held for sale	1,254,625	328,493	—	926,132
Payables to parent	—	—	3,223	(3,223)
Long-term debt and other long-term liabilities	10,178,267	—	—	10,178,267
Noncontrolling interests subject to put provisions	1,034,501	—	—	1,034,501
Total DaVita Inc. shareholders’ equity	4,580,680	124,674	—	4,456,006
Noncontrolling interests not subject to put provisions	201,401	—	—	201,401
Shareholders’ equity	4,782,081	124,674	—	4,657,407
Total liabilities and shareholder’s equity	$18,942,372	$453,167	$3,223	$18,485,982

(1)	After elimination of the unrestricted subsidiaries and the physician groups.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

Condensed Consolidating Statements of Cash Flows

	Consolidated Total	Physician Groups	Unrestricted Subsidiaries	Company and Restricted Subsidiaries(1)
For The Three Months Ended March 31, 2018
Cash flows from operating activities:
Net income	$225,229	$7,397	$490	$217,342
Changes in operating and intercompany assets and liabilities and non-cash items included in net income	137,310	(20,189)	(490)	157,989
Net cash provided by (used in) operating activities	362,539	(12,792)	—	375,331
Cash flows from investing activities:
Additions of property and equipment	(232,443)	(1,165)	—	(231,278)
Acquisitions	(16,582)	—	—	(16,582)
Proceeds from asset and business sales	18,535	—	—	18,535
Investments and other items	30,362	(541)	—	30,903
Net cash used in investing activities	(200,128)	(1,706)	—	(198,422)
Cash flows from financing activities:
Long-term debt	104,673	—	—	104,673
Intercompany	—	1,082	—	(1,082)
Other items	(327,220)	—	—	(327,220)
Net cash (used in) provided by financing activities	(222,547)	1,082	—	(223,629)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	6,668	—	—	6,668
Net decrease in cash, cash equivalents and restricted cash	(53,468)	(13,416)	—	(40,052)
Less: Net increase (decrease) in cash, cash equivalents and restricted cash from discontinued operations	17,834	(13,416)	—	31,250
Net decrease in cash, cash equivalents and restricted cash from continuing operations	(71,302)	—	—	(71,302)
Cash, cash equivalents and restricted cash of continuing operations at beginning of the year	518,920	—	—	518,920
Cash, cash equivalents and restricted cash of continuing operations at end of the period	$447,618	$—	$—	$447,618

(1)	After elimination of the unrestricted subsidiaries and the physician groups.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-looking statements
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking statements within the meaning of the federal securities laws. All statements that do not concern historical facts are forward-looking statements and include, among other things, statements about our expectations, beliefs, intentions and/or strategies for the future. Without limiting the foregoing, statements including the words "expect," "intend," "will," "plan," "anticipate," "believe," "forecast," "guidance," "outlook," "goals," and similar expressions are intended to identify forward-looking statements. These forward-looking statements may include statements regarding our future operations, financial condition and prospects, such as expectations for treatment growth rates, revenue per treatment, expense growth, levels of the provision for uncollectible accounts receivable, operating income, cash flow, operating cash flow, estimated tax rates, estimated charges and accruals, capital expenditures, the development of new dialysis centers and dialysis center acquisitions, government and commercial payment rates, revenue estimating risk and the impact of our level of indebtedness on our financial performance, and including earnings per share. These statements involve substantial known and unknown risks and uncertainties that could cause our actual results to differ materially from those described in the forward-looking statements, including risks resulting from the concentration of profits generated by higher-paying commercial payor plans for which there is continued downward pressure on average realized payment rates, and a reduction in the number of patients under such plans, including as a result of restrictions or prohibitions on the use and/or availability of charitable premium assistance, which may result in the loss of revenues or patients, or our making incorrect assumptions about how our patients will respond to any change in financial assistance from charitable organizations; the extent to which the ongoing implementation of healthcare exchanges or changes in or new legislation, regulations or guidance, or enforcement thereof, including among other things those regarding the exchanges, results in a reduction in reimbursement rates for our services from and/or the number of patients enrolled in higher-paying commercial plans; a reduction in government payment rates under the Medicare End Stage Renal Disease program or other government-based programs; the impact of the Medicare Advantage benchmark structure; risks arising from potential and proposed federal and/or state legislation or regulation, including healthcare-related and labor-related legislation or regulation; the impact of the changing political environment and related developments on the current health care marketplace and on our business, including with respect to the future of the Affordable Care Act, the exchanges and many other core aspects of the current health care marketplace; uncertainties related to the impact of federal tax reform legislation; changes in pharmaceutical practice patterns, reimbursement and payment policies and processes, or pharmaceutical pricing, including with respect to calcimimetics; legal compliance risks, such as our continued compliance with complex government regulations and the provisions of our current Corporate Integrity Agreement (CIA) and current or potential investigations by various government entities and related government or private- party proceedings, and restrictions on our business and operations required by our corporate integrity agreement and other current or potential settlement terms, and the financial impact thereof and our ability to recover any losses related to such legal matters from third parties; continued increased competition from large- and medium-sized dialysis providers and others who compete, or will compete directly with us; our ability to reduce administrative expenses while maintaining targeted levels of service and operating performance, including our ability to achieve anticipated savings from our recent restructurings; our ability to maintain contracts with physician medical directors, changing affiliation models for physicians, and the emergence of new models of care introduced by the government or private sector that may erode our patient base and reimbursement rates, such as accountable care organizations (ACOs), independent practice associations (IPAs) and integrated delivery systems; our ability to complete acquisitions, mergers or dispositions that we might announce or be considering, on terms favorable to us or at all, or to integrate and successfully operate any business we may acquire or have acquired, or to successfully expand our operations and services to markets outside the United States, or to businesses outside of dialysis; noncompliance by us or our business associates with any privacy laws or any security breach involving the misappropriation, loss or other unauthorized use or disclosure of confidential information; the variability of our cash flows; factors that may impact our ability to repurchase stock under our stock repurchase program and the timing of any such stock repurchases, including market conditions, the price of our common stock, our cash flow position, borrowing capacity and leverage ratios, and legal, regulatory and contractual requirements; the risk that we might invest material amounts of capital and incur significant costs in connection with the growth and development of our international operations, yet we might not be able to operate them profitably anytime soon, if at all; risks arising from the use of accounting estimates, judgments and interpretations in our financial statements; impairment of our goodwill, investments or other assets; the risks and uncertainties associated with the timing, conditions and receipt of regulatory approvals and satisfaction of other closing conditions of the DMG sale transaction and potential disruption in connection with the DMG sale transaction making it more difficult to maintain business and operational relationships; the risk that laws regulating the corporate practice of medicine could restrict the manner in which DMG conducts its business; the risk that the cost of providing services under DMG’s agreements may exceed our compensation; the risk that reductions in reimbursement rates, including Medicare Advantage rates, and future regulations may negatively impact DMG’s business, revenue and profitability; the risk that DMG may not be able to successfully establish a presence in new geographic regions or successfully address competitive threats that could reduce its profitability; the risk that a disruption in DMG’s healthcare provider networks could have an adverse effect on DMG’s business operations and profitability; the risk that reductions in the quality ratings of health maintenance organization plan customers of DMG could have an adverse effect on DMG’s business; the risk that health plans that acquire health maintenance organizations may not be willing to contract with DMG or may be willing to contract only on less favorable terms; and the other risk factors set forth in Part II, Item 1A. of this Quarterly Report on Form 10-Q. We base our forward-looking statements on information currently available to us, and we undertake no obligation to update or revise any forward-looking statements, whether as a result of changes in underlying factors, new information, future events or otherwise.
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
In December 2017, we entered into an equity purchase agreement to sell our DMG division to Collaborative Care Holdings, LLC (Optum), a subsidiary of UnitedHealth Group Inc. The transaction is expected to close in 2018 and is subject to regulatory approvals and other customary closing conditions. As a result of this pending transaction, the DMG business has been classified as held for sale and its results of operations are reported as discontinued operations for all periods presented and DMG is not included below in this Management's Discussion and Analysis.
The following table is a summary of our consolidated operating results for the first quarter of 2018 compared with the prior sequential quarter and the same quarter of 2017:

	Three months ended
	March 31, 2018		December 31, 2017		March 31, 2017
	(dollars in millions)
Revenues:(1)
Dialysis and related lab patient service revenues	$2,591		$2,615		$2,423
Provision for uncollectible accounts	26		(149)		(107)
Net dialysis and related lab patient service revenues	2,617		2,465		2,316
Other revenues	233		316		316
Total consolidated revenues	2,849	100%	2,781	100%	2,631	100%
Operating expenses and charges:
Patient care costs	2,036	71%	1,942	70%	1,852	70%
General and administrative	267	9%	265	10%	263	10%
Depreciation and amortization	143	5%	144	5%	133	5%
Provision for uncollectible accounts	(6)	—%	(6)	—	2	—%
Equity investment loss (income)	—	—%	3	—	(1)	—%
Investment and other asset impairments	—	—%	280	10%	15	1%
Goodwill impairment charges	—	—%	2	—%	24	1%
Gain on changes in ownership interests, net	—	—%	—	—%	(6)	—%
Gain on settlement, net	—	—%	—	—%	(527)	(20)%
Total operating expenses and charges	2,439	86%	2,631	95%	1,755	67%
Operating income	$411	14%	$150	5%	$876	33%
Certain columns, rows or percentages may not sum or recalculate due to the use of rounded numbers.

(1)
On January 1, 2018, we adopted Revenue from Contracts with Customers (Topic 606) using the cumulative effect method for those contracts that were not substantially completed as of January 1, 2018. Results related to performance obligations satisfied beginning on and after January 1, 2018 are presented under Topic 606, while results related to the satisfaction of performance obligations in the prior period continue to be reported in accordance with our historical accounting under Revenue Recognition (Topic 605).

The following table summarizes our consolidated revenues among our reportable segments:

	Three months ended
	March 31, 2018	December 31, 2017	March 31, 2017
	(dollars in millions)
Revenues:(1)
U.S. dialysis and related lab services patient service revenues	$2,508	$2,536	$2,373
Provision for uncollectible accounts	25	(148)	(107)
U.S. dialysis and related lab services net patient service revenues	2,533	2,388	2,266
Other revenues	5	5	5
Total U.S. dialysis and related lab services revenues	2,538	2,393	2,271
Other—Ancillary services and strategic initiatives other revenues	238	316	316
Other—Ancillary services and strategic initiatives patient service revenues	102	95	62
Total other—ancillary services and strategic initiatives revenues	340	410	378
Elimination of intersegment revenues	(29)	(23)	(18)
Consolidated revenues	$2,849	$2,781	$2,631
Certain columns, rows or percentages may not sum or recalculate due to the use of rounded numbers.

(1)
On January 1, 2018, we adopted Topic 606 using the cumulative effect method for those contracts that were not substantially completed as of January 1, 2018. Results related to performance obligations satisfied beginning on and after January 1, 2018 are presented under Topic 606, while results related to the satisfaction of performance obligations in the prior period continue to be reported in accordance with our historical accounting under Revenue Recognition (Topic 605).

The following table summarizes consolidated operating income and adjusted consolidated operating income:

	Three months ended
	March 31, 2018	December 31, 2017	March 31, 2017
	(dollars in millions)
Operating income:
U.S. dialysis and related lab services	$433	$459	$945
Other—Ancillary services and strategic initiatives	(7)	(296)	(58)
Corporate administrative support	(16)	(12)	(11)
Total consolidated operating income	$411	$150	$876
Reconciliation of non-GAAP measures:
Goodwill impairment charges	$—	$—	$24
Impairment of investments	—	280	—
Impairment of assets	—	—	15
Gain on settlement, net	—	—	(527)
Equity investment income related to gain on settlement	—	—	(3)
Gain on APAC JV ownership changes	—	—	(6)
Adjusted consolidated operating income(1)	$411	$430	$380
Certain columns or rows may not sum or recalculate due to the use of rounded numbers.

(1)
For the periods presented in the table above adjusted operating income is defined as operating income before certain items which we do not believe are indicative of ordinary results, including goodwill impairment charges, investment and other asset impairments, a net settlement gain, and gains on ownership changes. Adjusted operating income as so defined is a non-GAAP measure and is not intended as a substitute for GAAP operating income. We have presented these adjusted amounts because management believes that these presentations enhance a user’s understanding of our normal consolidated operating income by excluding certain items which we do not believe are indicative of our ordinary results of operations. As a result, adjusting for these amounts allows for comparison to our normalized prior period results.

Consolidated revenues
Consolidated revenues for the first quarter of 2018 increased by approximately $68 million, or 2.4%, as compared to the fourth quarter of 2017. This increase was primarily driven by the increase in calcimimetics revenue, as discussed below. Our U.S. dialysis and related lab services revenues increased by approximately $145 million, primarily due to the administration of calcimimetics and an increase in Medicare bad debt revenue offset by one fewer treatment day, as discussed below. This was partially offset by a decrease of $70 million in our ancillary services and strategic initiatives net revenues, primarily due to a decline in volume in our pharmaceutical business due to calcimimetics. Ancillary services and strategic initiatives net revenues also decreased due to a reduction in shared savings revenue recognized by our ESRD Seamless Care Organization (ESCO) joint ventures, partially offset by increases in revenues from international expansion, shared savings recognized at DaVita Health Solutions, and VillageHealth revenues from special needs plans, as described below.

Effective January 1, 2018, both oral and IV forms of calcimimetics, a drug class taken by many patients with ESRD to treat mineral bone disorder, became the financial responsibility of our U.S. dialysis and lab services business for our Medicare patients and are included in our payment under Medicare Part B. During the pass-through period, Medicare payment for calcimimetics will be based on a pass through rate of the average sales price plus approximately 4%. CMS has stated intentions to enter calcimimetics into the ESRD bundle in approximately two years. Previously, calcimimetics were reimbursed for Medicare patients through Part D once dispensed from traditional pharmacies, including DaVita Rx.
Consolidated revenues for the first quarter of 2018 increased by approximately $218 million, or 8.3%, as compared to the first quarter of 2017. This increase was primarily driven by the increase in calcimimetics revenue, as discussed above. Our U.S. dialysis and related lab services revenues increased $267 million, primarily due to an increase in revenue due to the administration of calcimimetics, an increase in Medicare bad debt revenue, and volume growth from additional treatments, as described below. This increase in consolidated revenues was partially offset by a decrease of approximately $38 million in our ancillary services and strategic initiatives revenues, primarily due to a decline in volume in our pharmaceutical business due to calcimimetics. Ancillary services and strategic initiatives net revenues also decreased due to a reduction in shared savings revenue recognized by our ESCO joint ventures, partially offset by increases in revenues from international expansion, shared savings recognized at DaVita Health Solutions, and VillageHealth revenues from special needs plans, as described below.
Consolidated operating income
Consolidated operating results for the first quarter of 2018 increased by approximately $261 million as compared to the fourth quarter of 2017, which included an impairment of $280 million on our investment in the Asia Pacific joint venture (APAC JV). Excluding this item, adjusted consolidated operating income for the first quarter of 2018 decreased by $19 million due to a decrease in U.S. dialysis and related lab services operating income of $26 million and an increase in expenses in our corporate administrative support of $4 million, partially offset by a decrease in adjusted operating losses in our ancillary and strategic initiatives of $9 million, as discussed below.
Consolidated operating results for the first quarter of 2018 decreased by $465 million as compared to the first quarter in 2017, which included an adjustment to the gain on the APAC JV ownership change of $6 million, a net gain on a settlement with the U.S. Department of Veterans Affairs (VA) of $530 million, a goodwill impairment charge of $24 million related to our vascular access reporting unit, and an asset impairment of $15 million related to the restructuring of our pharmacy business. Excluding these items from the first quarter of 2017, adjusted consolidated operating income for the first quarter of 2018 increased by $31 million due to an increase in adjusted operating income in U.S. dialysis and related lab services of $18 million and a decrease in adjusted operating losses in our ancillary and strategic initiatives of $18 million, partially offset by an increase in expenses in our corporate administrative support of $5 million, as described below.

U.S. dialysis and related lab services business
Results of operations

	Three months ended
	March 31, 2018	December 31, 2017	March 31, 2017
	(dollars in millions, except per treatment data)
Revenues:(1)
U.S. dialysis and related lab services patient service revenues	$2,508	$2,536	$2,373
Provision for uncollectible accounts	25	(148)	(107)
U.S. dialysis and related lab services net patient service revenues	2,533	2,388	2,266
Other revenues	5	5	5
Total U.S. dialysis and related lab services revenues	2,538	2,393	2,271
Operating expenses and charges:
Patient care costs	1,779	1,619	1,548
General and administrative	196	186	188
Depreciation and amortization	135	134	125
Equity investment income	(5)	(5)	(8)
Gain on settlement, net	—	—	(527)
Total operating expenses and charges	2,105	1,934	1,326
Operating income	$433	$459	$945
Reconciliation of non-GAAP measures:
Gain on settlement, net	—	—	(527)
Equity investment income related to gain on settlement	—	—	(3)
Adjusted operating income(2)	$433	$459	$415
Dialysis treatments	7,174,026	7,244,555	6,804,384
Average dialysis treatments per treatment day	92,568	92,287	88,369
Average dialysis and related lab services net revenue per treatment	$353.05	$329.68	$333.00
Certain columns or rows may not sum or recalculate due to the use of rounded numbers.

(1)
On January 1, 2018, we adopted Topic 606 using the cumulative effect method for those contracts that were not substantially completed as of January 1, 2018. Results related to performance obligations satisfied beginning on and after January 1, 2018 are presented under Topic 606, while results related to the satisfaction of performance obligations in the prior period continue to be reported in accordance with our historical accounting under Revenue Recognition Topic 605.

(2)
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

Revenues
Dialysis and related lab services’ revenues for the first quarter of 2018 increased by approximately $145 million, or 6.1%, as compared to the fourth quarter of 2017. The increase in dialysis and related lab services’ revenues was principally due to an increase in average net revenue per treatment of $23, partially offset by a decrease in the number of treatments. The increase was primarily related to the administration of calcimimetics, as discussed above, and an increase in acute revenues due to seasonality. The increase also resulted from an increase in Medicare bad debt revenue of $24 million due to a policy election made under the new revenue standard to only apply the new guidance to contracts that were not substantially completed as of January 1, 2018. The decrease in the number of treatments was primarily due to one fewer treatment day during the first quarter of 2018 as compared to the fourth quarter of 2017.

Dialysis and related lab services’ revenues for the first quarter of 2018 increased by approximately $267 million, or 11.8%, as compared to the first quarter of 2017. The increase in net revenues was principally due to an increase in our average dialysis net revenue per treatment of approximately $20 and volume growth from additional treatments. This increase was primarily related to the administration of calcimimetics, as discussed above, as well as the increase in Medicare bad debt revenue of $24 million due to a policy election made under the new revenue standards. The increase in the number of treatments was primarily attributable to acquired and non-acquired treatment growth and approximately one additional treatment day during the first quarter of 2018 as compared to the first quarter of 2017.
In November 2017, CMS published the 2018 final rule for the ESRD Prospective Payment System (PPS), which increased dialysis facilities’ bundled payment rate for 2018 relative to prior years. In particular, CMS projects that the 2018 final rule for the ESRD PPS will (i) increase the total payments to all ESRD facilities by 0.5% in 2018 compared to 2017; (ii) increase total payments to hospital-based ESRD facilities by 0.7% in 2018 compared to 2017; and (iii) increase total payments for freestanding facilities by 0.5% in 2018 compared to 2017. The 2018 final rule for ESRD PPS also implements changes to the PPS outlier policy, broadening the pricing methodologies used to determine the cost of certain service drugs and biologicals in computing outlier payments when average sales price data is not available.
Operating expenses and charges
Patient care costs. Dialysis and related lab services’ patient care costs of approximately $248 per treatment for the first quarter of 2018 increased by approximately $25 per treatment as compared to the fourth quarter of 2017. The increase was primarily related to the administration of calcimimetics, an increase in labor and benefits costs and an increase in insurance costs. The increase in labor and benefits costs was primarily due to the 401(k) matching program that began in 2018, an increase in payroll taxes, and a decrease in productivity. These increases were partially offset by a decrease in travel expenses and profit sharing expense.
Dialysis and related lab services’ patient care costs per treatment for the first quarter of 2018 increased by approximately $21 per treatment as compared to the first quarter of 2017. The increase was primarily related to the administration of calcimimetics, an increase in labor and benefits costs related to clinical rate increases and the 401(k) matching program that began in 2018, as well as an increase in other direct operating expenses associated with our dialysis centers. These increases were partially offset by a decrease in pharmaceutical costs and intensity.
General and administrative expenses. Dialysis and related lab services’ general and administrative expenses of approximately $196 million in the first quarter of 2018 increased by approximately $10 million as compared to the fourth quarter of 2017. The increase in general and administrative expenses was primarily due to increases in long-term incentive compensation expense, benefit costs related to payroll taxes and the 401(k) matching program that began in 2018, consulting expenses, occupancy costs and asset impairments related to expected center closures. These increases were partially offset by decreases in contract labor and travel expenses.
Dialysis and related lab services’ general and administrative expenses for the first quarter of 2018 increased by approximately $8 million as compared to the first quarter of 2017. This increase was primarily due to increases in benefit costs related to the 401(k) matching program that began 2018, professional fees, asset impairments related to expected center closures and occupancy costs, partially offset by decreases in contract labor and travel expenses.
Depreciation and amortization. Depreciation and amortization for dialysis and related lab services was approximately $135 million for the first quarter of 2018, $134 million for the fourth quarter of 2017, and $125 million for the first quarter of 2017. The increase in depreciation and amortization in the first quarter of 2018, as compared to the fourth quarter of 2017 and the first quarter of 2017, was primarily due to growth in newly developed centers as well as acquired centers.
Equity investment income. Equity investment income for dialysis and related lab services was approximately $5 million for the first quarter of 2018, $5 million for the fourth quarter of 2017, and $8 million for the first quarter of 2017. Equity investment income in the first quarter of 2018 decreased by approximately $3 million as compared to the same period in 2017 primarily due to income recognized at our nonconsolidated joint ventures in the first quarter of 2017 related to the gain on the settlement with the VA, as discussed below.
Gain on settlement, net. During the first quarter of 2017, we reached an agreement with the government for amounts owed to us for dialysis services provided from 2005 through 2011 to patients covered by the VA. As a result of this settlement we recognized a one-time net gain of $527 million, as well as equity investment income of $3 million, for our share of the settlement income recognized by our nonconsolidated joint ventures. As a result, the total effect of this settlement on our operating income was an increase of $530 million.
Segment operating income
Dialysis and related lab services’ operating income for the first quarter of 2018 decreased by approximately $26 million as compared to the fourth quarter of 2017. Operating income was negatively impacted by a decrease in treatments due to one fewer treatment day in the first quarter of 2018 and increases in labor and benefits costs, insurance costs, long-term incentive compensation expense, consulting costs and asset impairments. Operating income was positively impacted by the administration of calcimimetics, a reduction in travel expenses, as well as a decrease in profit sharing costs, as discussed above.
Dialysis and related lab services’ operating income for the first quarter of 2018 decreased by approximately $512 million as compared to the first quarter of 2017, which included a net gain on settlement of $530 million. Excluding this item from the first quarter of 2017, dialysis and lab services' adjusted consolidated operating income for the first quarter of 2018 increased by approximately $18 million as compared to the first quarter of 2017. This increase in adjusted operating income was principally due the administration of calcimimetics, as discussed above, as well as approximately one additional treatment day in the first quarter of 2018. Adjusted operating income also benefited from reduced pharmaceutical costs and intensity. Adjusted operating income was negatively impacted by higher labor and benefits costs, increases in asset impairments, other direct operating expenses associated with our dialysis centers, occupancy costs, and long-term incentive compensation expense.
Other—Ancillary services and strategic initiatives business
Our other operations include ancillary services and strategic initiatives, which are primarily aligned with our U.S. dialysis and related lab services business, along with our international dialysis operations. As of March 31, 2018, these consisted primarily of pharmacy services, disease management services, vascular access services, clinical research programs, physician services, direct primary care, ESRD seamless care organizations, and comprehensive care as well as our international operations. The ancillary services and strategic initiatives generated approximately $340 million in revenues for the first quarter of 2018, representing approximately 11.6% of our consolidated revenues. We expect to add additional service offerings to our business and pursue additional strategic initiatives in the future as circumstances warrant, which could include healthcare services not related to dialysis. In addition, in connection with our previously announced capital allocation strategy, in 2018 we plan to continue our evaluation of strategic alternatives for various assets in our portfolio. Any significant change in market conditions, or business performance, or in the political, legislative or regulatory environment, may impact the economic viability of any of our strategic initiatives. If any of our ancillary services or strategic initiatives, such as our pharmacy services and our international operations, are unsuccessful, it would have a negative impact on our business, results of operations and financial condition, and we may determine to exit the line of business. We could incur significant termination costs if we were to exit certain of these lines of business. In addition, we may incur a material write off or an impairment of our investment, including goodwill, in one or more of our ancillary services or strategic initiatives. In that regard, we have taken, and may in the future take, impairment charges related to our ancillary services and strategic initiatives, including in our international and pharmacy businesses.
As of March 31, 2018, we provided dialysis and administrative services to a total of 241 outpatient dialysis centers located in 10 countries outside of the United States. The total net revenues generated from our international operations are provided below.

The following table reflects the results of operations for our ancillary services and strategic initiatives:

	Three months ended
	March 31, 2018	December 31, 2017	March 31, 2017
	(dollars in millions)
U.S. revenues:(1)
Other revenues	$237	$316	$315
Total	237	316	315
International revenues:(1)
Dialysis patient service revenues	102	94	62
Other revenues	1	1	1
Total	103	95	63
Total net revenues(1)	$340	$410	$378
Operating expenses and charges:
Operating and other general expenses	$347	$426	$403
Goodwill impairment	—	2	24
Investment and other asset impairments	—	280	15
Gain from APAC JV ownership changes	—	—	(6)
Total operating expenses and charges	347	707	436
Total ancillary services and strategic initiatives operating loss	$(7)	$(296)	$(58)

U.S. operating loss	$(5)	$(2)	$(53)
Reconciliation of non-GAAP:
Goodwill impairment charges	—	—	24
Impairment of other assets	—	—	15
Adjusted operating loss(2)	$(5)	$(2)	$(14)

International operating loss	$(2)	$(294)	$(5)
Reconciliation of non-GAAP:
Impairment of investment	—	280	—
Gain on APAC JV ownership changes	—	—	(6)
Adjusted operating loss(2)	$(2)	$(14)	$(11)
Total adjusted ancillary services and strategic initiatives operating loss(2)	$(7)	$(16)	$(25)
Certain columns, rows or percentages may not sum or recalculate due to the use of rounded numbers.

(1)
On January 1, 2018, we adopted Topic 606 using the cumulative effect method for those contracts that were not substantially completed as of January 1, 2018. Results related to performance obligations satisfied beginning on and after January 1, 2018 are presented under Topic 606, while results related to the satisfaction of performance obligations in the prior period continue to be reported in accordance with our historical accounting under Revenue Recognition Topic 605.

(2)
For the periods presented in the table above, adjusted operating loss is defined as operating loss before certain items which we do not believe are indicative of ordinary results, including goodwill impairment charges, investment and other asset impairments, and gains on ownership changes. Adjusted operating loss as so defined is a non-GAAP measure and is not intended as a substitute for GAAP operating loss. We have presented these adjusted amounts because management believes that these presentations enhance a user’s understanding of our normal consolidated operating income by excluding certain items which we do not believe are indicative of our ordinary results of operations. As a result, adjusting for these amounts allows for comparison to our normal prior period results.

Revenues
Revenues from our ancillary services and strategic initiatives for the first quarter of 2018 decreased by approximately $70 million, or 17.1%, as compared to the fourth quarter of 2017. This decrease was primarily due to a decline in volume in our pharmaceutical business due to a shift of calcimimetics to reimbursement for Medicare patients under Medicare Part B which is now billed in our U.S. dialysis and related lab services business, as discussed above, as well as a decrease in shared savings revenue recognized by our ESCO joint ventures, partially offset by an increase in revenues from our international expansion due to acquired and non-acquired growth, an increase in shared savings recognized at DaVita Health Solutions and an increase in VillageHealth revenues from special needs plans.
Revenues from our ancillary services and strategic initiatives for the first quarter of 2018 decreased by approximately $38 million, or 10.1%, as compared to the first quarter of 2017. This decrease was primarily due to a decline in volume in our pharmaceutical business due to a shift of calcimimetics to reimbursement for Medicare patients under Medicare Part B which is now billed in our U.S. dialysis and related services lab business as well as a decrease in shared savings revenue recognized by our ESCO joint ventures, partially offset by an increase in revenues from our international expansion due to acquired and non-acquired growth, an increase in shared savings recognized at DaVita Health Solutions and an increase in VillageHealth revenues from special needs plans.
Operating and general expenses
Ancillary services and strategic initiatives operating expenses for the first quarter of 2018 decreased by approximately $79 million from the fourth quarter of 2017, primarily related to decreases in pharmaceutical costs due to decreased volume related to calcimimetics, partially offset by an increase in medical costs at VillageHealth related to the cost of calcimimetics in our special needs plans.
Ancillary services and strategic initiatives operating expenses for the first quarter of 2018 decreased by approximately $56 million, as compared to the first quarter of 2017, primarily related to decreases in pharmaceutical costs due to decreased volume related to calcimimetics, partially offset by an increase in medical costs at VillageHealth related to the cost of calcimimetics in our special needs plans and an increase in expenses associated with our international operations.
Goodwill and other asset impairment charges. During the first quarter of 2017, we recognized goodwill impairment charges of $24 million at our vascular access reporting unit. This charge resulted primarily from changes in our outlook as our partners and operators continued to evaluate potential changes in operations, including termination of their management services agreements and center closures, as a result of recent changes in Medicare reimbursement. There is no goodwill remaining at our vascular access reporting unit. During the first quarter of 2017, we also recognized other asset impairment charges of $15 million related to a planned restructuring of our pharmacy business.
During the fourth quarter of 2017, we recognized a non-cash other-than-temporary impairment charge of $280 million on our investment in the Asia Pacific joint venture (APAC JV) due to changes in our expectation for the joint venture resulting from continuing market research and assessments by both us and the APAC JV.
Gain on changes in ownership interests in Asia Pacific joint venture. As a result of our agreement with Khazanah Nasional Berhad (Khazanah) and Mitsui and Co., Ltd (Mitsui) concerning the APAC JV, we recorded an additional $6 million non-cash gain during the three months ended March 31, 2017 related to a change in estimate of pending post-closing adjustments for the formation of this joint venture.
Segment operating losses
Ancillary services and strategic initiatives operating loss for the first quarter of 2018 decreased by approximately $289 million from the fourth quarter of 2017, which included an impairment of $280 million on our investment in the APAC JV, as described above. Excluding this item, adjusted operating losses decreased by $9 million, primarily due to improvement in our international business and shared savings recognized at DaVita Health Solutions, partially offset by increased losses at our pharmacy business, as described above.
Ancillary services and strategic initiatives operating loss for the first quarter of 2018 decreased by approximately $51 million from the first quarter of 2017, which included an adjustment to the gain on the APAC JV ownership change of $6 million, a goodwill impairment charge of $24 million related to our vascular access reporting unit, and an asset impairment of $15 million related to the restructuring of our pharmacy business. Excluding these items from the first quarter of 2017, adjusted operating losses decreased by $18 million, primarily due to shared savings recognized at DaVita Health Solutions in the first quarter of 2018, improvement in our international business offset by an increase in adjusted losses at our pharmacy business.

Corporate-level charges
Debt expense. Debt expense was $114 million in the first quarter of 2018, $109 million in the fourth quarter of 2017 and $104 million in the first quarter of 2017. Debt expense increased by $5 million as compared to the fourth quarter of 2017 and by $10 million as compared to the first quarter of 2017, primarily due to an increase in our average interest rate and due to an increase in our average outstanding balance.
Corporate administrative support. Corporate administrative support consists primarily of labor, benefits and long-term incentive compensation expense, as well as professional fees for departments which provide support to all of our various operating lines of business. This is partially offset by internal management fees charged to our other lines of business for that support.
Corporate administrative support costs were approximately $16 million in the first quarter of 2018, $12 million in the fourth quarter of 2017 and $11 million in the first quarter of 2017. Corporate administrative support costs in the first quarter of 2018 as compared to the fourth quarter of 2017 and the first quarter of 2017 increased primarily due to a reduction in internal management fees charged to our ancillary lines of business.
Other income. Other income was $5 million for the first quarter of 2018, $5 million for the fourth quarter of 2017 and $4 million in the first quarter of 2017. The slight increase in other income for the first quarter of 2018 as compared to the first quarter of 2017 was primarily due to foreign currency gains offset by decreases in interest and investment income.
Noncontrolling interests
Net income attributable to noncontrolling interests was $47 million for the first quarter of 2018 compared to $37 million for the fourth quarter of 2017 and $53 million for the first quarter of 2017. The increase in net income attributable to noncontrolling interests in the first quarter of 2018 compared to the fourth quarter of 2017 was primarily due to noncontrolling interest recognized at DMG. The decrease in net income attributable to noncontrolling interests in the first quarter of 2018 compared to the first quarter of 2017 was primarily due to additional income to noncontrolling interests related to the net gain on the settlement with the VA of $24 million and an increase in the profitability of certain joint ventures, partially offset by a net $7 million decrease in noncontrolling interests related to the goodwill impairment at our vascular access reporting unit in the first quarter of 2017.
Accounts receivable
Our consolidated total accounts receivable balances at March 31, 2018 and December 31, 2017 were $1,831 million and $1,715 million, respectively, which represented approximately 59 days and 57 days, respectively, net of allowance for uncollectible accounts. The increase in consolidated day sales outstanding (DSO) of two days was primarily related to our other ancillary services and strategic initiatives businesses, offset by a decrease of one day in DSO at our U.S. dialysis and related lab services business as we continue to adjust and refine our collection operations for new protocols. Our DSO calculation is based on the current quarter’s average revenues per day. There were no significant changes during the first quarter of 2018 from the fourth quarter of 2017 in the amount of unreserved accounts receivable over one year old or the amounts pending approval from third-party payors.
Liquidity and capital resources
Consolidated cash flow from operations during the first quarter of 2018 was $363 million, of which $206 million was from continuing operations, compared with consolidated cash flows during the first quarter of 2017 of $865 million, of which $770 million was from continuing operations. The decrease in cash flow from continuing operations in the first quarter of 2017 was primarily due to the payment received in the first quarter of 2017 from the settlement with the VA as well as the timing of tax payments and other working capital items. Non-operating cash outflows for the first quarter of 2018 included capital asset expenditures of $232 million, including $114 million for new center developments and relocations and $119 million for maintenance and information technology. In addition, during the quarter ended March 31, 2018, we spent $17 million for acquisitions, paid distributions to noncontrolling interests of $45 million, and repurchased a total of 4,197,304 shares of our common stock for $298 million, of which $16 million remained unsettled at March 31, 2018. Non-operating cash outflows for the first quarter of 2017 included capital asset expenditures of $215 million, including $127 million for new center developments and relocations and $88 million for maintenance and information technology. In addition, we spent $77 million for acquisitions and paid distributions to noncontrolling interests of $43 million.
During the first quarter of 2018, our U.S. dialysis and related lab services business opened 28 dialysis centers, acquired one dialysis center, closed one dialysis center and added one center which we operate under a management and administrative service agreement. In addition, our international dialysis operations acquired four dialysis centers and closed one dialysis center. Our APAC JV also acquired two dialysis centers and closed one dialysis center.
During the first quarter of 2017, our U.S. dialysis and related lab services business opened 24 dialysis centers, acquired 12 dialysis centers and closed three dialysis centers. In addition, our international dialysis operations acquired three dialysis centers and opened four dialysis centers. Our APAC JV also opened one dialysis center.
During the first quarter of 2018, our DMG business acquired one private medical practice. During the first quarter of 2017, DMG acquired one private medical practice and one primary care physician practice.
Also during the first three months of 2018, we made mandatory principal payments under our senior secured credit facilities totaling $25.0 million on Term Loan A and $8.8 million on Term Loan B.
Cap agreements
As of March 31, 2018, we maintained several currently effective interest rate cap agreements that were entered into in November 2014 with notional amounts totaling $3.5 billion. These cap agreements became effective September 30, 2016 and have the economic effect of capping the LIBOR variable component of our interest rate at a maximum of 3.50% on an equivalent amount of our debt. These cap agreements expire on June 30, 2018. As of March 31, 2018, these cap agreements had an immaterial fair value. During the three months ended March 31, 2018, we recognized debt expense of $2.1 million from these caps. During the three months ended March 31, 2018, we recorded an immaterial loss in other comprehensive income due to a decrease in the unrealized fair value of these cap agreements.
As of March 31, 2018, we also maintained several forward interest rate cap agreements that were entered into in October 2015 with notional amounts totaling $3.5 billion. These forward cap agreements will become effective June 29, 2018 and will have the economic effect of capping the LIBOR variable component of our interest rate at a maximum of 3.50% on an equivalent amount of our debt. These cap agreements expire on June 30, 2020. As of March 31, 2018, the total fair value of these cap agreements was an asset of approximately $2.4 million. During the three months ended March 31, 2018, we recorded a gain of $1.4 million in other comprehensive income due to an increase in the unrealized fair value of these forward cap agreements.
Other items
On March 29, 2018, we entered into an Increase Joinder Agreement under our existing senior secured credit facilities. Pursuant to this Increase Joinder Agreement, we entered into an additional $995 million Term Loan A-2. The new Term Loan A-2 bears interest at LIBOR plus an interest rate margin of 1.00%. As of March 31, 2018, we have initially drawn $452 million of the Term Loan A-2 and we can draw up to an incremental $543 million on Term Loan A-2 through its maturity date in June 2019.
As of March 31, 2018, our Term Loan B debt bears interest at LIBOR plus an interest rate margin of 2.75%. Term Loan B is subject to interest rate caps if LIBOR should rise above 3.50%. Term Loan A bears interest at LIBOR plus an interest rate margin of 2.00%. The capped portion of Term Loan A is $131.3 million if LIBOR should rise above 3.50%. In addition, the uncapped portion of Term Loan A, which is subject to the variability of LIBOR, is $618.8 million. Term Loan A-2 is subject to the variability of LIBOR plus an interest rate margin of 1.00%. Interest rates on our senior notes are fixed by their terms.
Our weighted average effective interest rate on the senior secured credit facilities at the end of the quarter was 4.67%, based on the current margins in effect of 2.00% for Term Loan A, 1.00% for Term Loan A-2, and 2.75% for Term Loan B, as of March 31, 2018.
Our overall weighted average effective interest rate during the quarter ended March 31, 2018 was 4.87% and as of March 31, 2018 was 4.98%.
As of March 31, 2018, our interest rates are fixed on approximately 51% of our total debt.
As of March 31, 2018, we had no outstanding balance on our $1.0 billion revolving line of credit under our senior secured credit facilities, of which approximately $14.4 million was committed for outstanding letters of credit. We also have approximately $22.4 million of additional outstanding letters of credit related to our Kidney Care business and $0.2 million of committed outstanding letters of credit related to our DMG business, which is backed by a certificate of deposit.

We believe that we will generate significant operating cash flows and will have sufficient liquidity to fund our scheduled debt service and other obligations for the foreseeable future, including the next 12 months, under the terms of our debt agreements. Our primary sources of liquidity are cash from operations and cash from borrowings.
Goodwill
We elected to early adopt ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, effective January 1, 2017. The amendments in this ASU simplify the test for goodwill impairment by eliminating the second step in the assessment. All goodwill impairment tests performed during 2017 and 2018 have been performed under this new guidance.
During the three months ended March 31, 2018, we did not recognize any goodwill impairment charges.
During the three months ended March 31, 2017, we recognized a goodwill impairment charge of $24 million at our vascular access reporting unit. This charge resulted primarily from changes in our outlook as our partners and operators continued to evaluate potential changes in operations, including termination of their management services agreements and center closures, as a result of recent changes in Medicare reimbursement. There is no goodwill remaining at our vascular access reporting unit.
For the reporting units considered at risk as of December 31, 2017 listed in the table below, there have been no major changes in the business, prospects, or expected future results of these reporting units from their latest assessment date through March 31, 2018. Based on the most recent assessments, we determined that reductions in reimbursement rates, changes in actual or expected growth rates, or other significant adverse changes in expected future cash flows or valuation assumptions could result in goodwill impairment charges in the future for the following reporting units, which remain at risk of goodwill impairment as of March 31, 2018:

	Goodwill balance as of March 31, 2018	Carrying amount coverage(1)	Sensitivities
Reporting unit			Operating income(2)	Discount rate(3)
	(in millions)
Kidney Care Germany	$338	13.7%	(1.6)%	(11.1)%
Kidney Care Portugal	$48	16.9%	(1.9)%	(6.0)%
Kidney Care Poland	$48	11.8%	(1.9)%	(6.0)%

(1)	Excess of estimated fair value of the reporting unit over its carrying amount as of the latest assessment date.

(2)	Potential impact on estimated fair value of a sustained, long-term reduction of 3% in operating income as of the latest assessment date.

(3)	Potential impact on estimated fair value of an increase in discount rates of 100 basis points as of the latest assessment date.
Except as described above, none of our various other reporting units were considered at risk of significant goodwill impairment as of March 31, 2018. Since the dates of our last annual goodwill impairment tests, there have been certain developments, events, changes in operating performance and other changes in key circumstances that have affected our businesses. However, these changes did not cause management to believe it is more likely than not that the fair value of any of our reporting units would be less than their respective carrying amounts as of March 31, 2018.
Long-term incentive compensation
Long-term incentive program (LTIP) compensation includes both stock-based awards (principally stock-settled stock appreciation rights, restricted stock units and performance stock units) as well as long-term performance-based cash awards. Long-term incentive compensation expense, which was primarily general and administrative in nature, was attributed among our U.S. dialysis and related lab services business, corporate administrative support, and ancillary services and strategic initiatives.
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

During the three months ended March 31, 2018, we granted 11,490 stock-settled stock appreciation rights with an aggregate grant-date fair value of $0.2 million and a weighted-average expected life of approximately 3.7 years. We also granted 60,339 stock units with an aggregate grant-date fair value of $4 million and a weighted-average expected life of approximately 1.0 years.
Long-term incentive compensation expense of $15 million in the first quarter of 2018 was flat as compared to the fourth quarter of 2017 and the first quarter of 2017.
As of March 31, 2018, there was $92 million in total estimated but unrecognized compensation expense for LTIP awards outstanding, including $62 million related to stock-based compensation arrangements under our equity compensation and employee stock purchase plans. We expect to recognize the performance-based cash component of these LTIP costs over a weighted average remaining period of 1.1 years and the stock-based component of these LTIP costs over a weighted average remaining period of 1.3 years.
Stock repurchases
During the quarter ended March 31, 2018, we repurchased a total of 4,197,304 shares of our common stock for $298 million at an average price of $71.09 per share. We have also repurchased 4,350,135 shares of our common stock for $276 million at an average price of $63.44 per share, subsequent to March 31, 2018.
On October 10, 2017, our Board of Directors approved an additional share repurchase authorization in the amount of approximately $1.3 billion. This share repurchase authorization was in addition to the approximately $247 million remaining at that time under our Board of Directors' prior share repurchase authorization announced in July 2016. Accordingly, as of May 2, 2018, we have a total of approximately $545 million available under the current Board repurchase authorizations for additional share repurchases. Although these share repurchase authorizations do not have expiration dates, we remain subject to share repurchase limitations under the terms of our senior secured credit facilities and the indentures governing our senior notes.
Off-balance sheet arrangements and aggregate contractual obligations
In addition to the debt obligations reflected on our balance sheet, we have commitments associated with operating leases and letters of credit, as well as potential obligations associated with our equity investments in nonconsolidated businesses and to dialysis centers that are wholly-owned by third parties. Substantially all of our U.S. dialysis facilities are leased. We have potential obligations to purchase the equity interests held by third parties in several of our majority-owned joint ventures and other nonconsolidated entities. These obligations are in the form of put provisions that are exercisable at the third-party owners’ discretion within specified periods as outlined in each specific put provision. If these put provisions were exercised, we would be required to purchase the third-party owners’ equity interests at either the appraised fair market value or a predetermined multiple of earnings or cash flows attributable to the equity interests put to us, which is intended to approximate fair value. The methodology we use to estimate the fair values of noncontrolling interests subject to put provisions assumes the higher of either a liquidation value of net assets or an average multiple of earnings, based on historical earnings, patient mix and other performance indicators that can affect future results, as well as other factors. The estimated fair values of noncontrolling interests subject to put provisions are a critical accounting estimate that involves significant judgments and assumptions and may not be indicative of the actual values at which the noncontrolling interests may ultimately be settled, which could vary significantly from our current estimates. The estimated fair values of noncontrolling interests subject to put provisions can fluctuate and the implicit multiple of earnings at which these noncontrolling interests obligations may be settled will vary significantly depending upon market conditions including potential purchasers’ access to the capital markets, which can impact the level of competition for dialysis and non-dialysis related businesses, the economic performance of these businesses and the restricted marketability of the third-party owners’ equity interests. The amount of noncontrolling interests subject to put provisions that employ a contractually predetermined multiple of earnings rather than fair value are immaterial. For additional information see Note 11 to the condensed consolidated financial statements.
We also have certain other potential commitments to provide operating capital to several dialysis centers that are wholly-owned by third parties or businesses in which we maintain a noncontrolling equity interest as well as to physician-owned vascular access clinics or medical practices that we operate under management and administrative services agreements.

The following is a summary of these contractual obligations and commitments as of March 31, 2018 (in millions):

	Remainder of 2018	1-3 years	4-5 years	After 5 years	Total
Scheduled payments under contractual obligations:
Long-term debt	$121	$4,520	$1,269	$3,312	$9,222
Interest payments on the senior notes	156	710	401	202	1,469
Interest payments on Term Loan B(1)	119	387	—	—	506
Interest payments on Term Loan A(2)	21	13	—	—	34
Interest payments on Term Loan A-2(2)	10	6	—	—	16
Kidney Care capital lease obligations	16	67	46	175	304
Kidney Care operating leases	349	1,194	610	1,129	3,282
DMG capital lease obligations	36	—	—	—	36
DMG operating leases	66	215	101	248	630
	$894	$7,112	$2,427	$5,066	$15,499
Potential cash requirements under other commitments:
Letters of credit	$37	$—	$—	$—	$37
Noncontrolling interests subject to put provisions	651	202	94	88	1,035
Non-owned and minority owned put provisions	28	28	—	—	56
Operating capital advances	1	2	1	1	5
Purchase commitments	320	875	251	—	1,446
	$1,037	$1,107	$346	$89	$2,579

(1)	Assuming no changes to LIBOR-based interest rates as Term Loan B currently bears interest at LIBOR plus an interest rate margin of 2.75%.

(2)	Based upon current LIBOR-based interest rates in effect at March 31, 2018 plus an interest rate margin of 2.00% for Term Loan A and plus an interest rate margin of 1.00% for Term Loan A-2.
In addition to the commitments listed above, we have committed to purchase a certain amount of our hemodialysis products and supplies at fixed prices through 2018 and a certain amount of our peritoneal dialysis products and supplies at fixed prices through 2022, as set forth in the contract for each year, from Baxter Healthcare Corporation (Baxter) in connection with purchase agreements. We also have an agreement with Fresenius Medical Care (Fresenius), currently extended through 2020, which commits us to purchase a certain amount of dialysis equipment, parts and supplies.
Our total expenditures for the three months ended March 31, 2018 on such products for Fresenius was approximately 3% and for Baxter hemodialysis products and supplies was 2% of our total U.S. dialysis and related lab services operating costs. The actual amount of such purchases in future years will depend upon a number of factors, including the operating requirements of our centers, the number of centers we acquire and growth of our existing centers.
In January 2017, we entered into a six year sourcing and supply agreement with Amgen USA Inc. (Amgen) that expires on December 31, 2022. Under the terms of this agreement, we will purchase EPO in amounts necessary to meet no less than 90% of our requirements for erythropoiesis stimulating agents (ESAs) through the expiration of the contract from Amgen. The actual amount of EPO that we will purchase will depend upon the amount of EPO administered during dialysis as prescribed by physicians and the overall number of patients that we serve.
Settlements of approximately $34 million of existing income tax liabilities for unrecognized tax benefits, including interest, penalties and other long-term tax liabilities, are excluded from the table above as reasonably reliable estimates of their timing cannot be made.
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
As of March 31, 2018, if these physician groups were not consolidated in our financial statements, our consolidated assets would have been approximately $18.489 billion and our consolidated other liabilities would have been approximately $3.271 billion. Our consolidated indebtedness would have remained approximately $9.526 billion since almost all of these physician groups are classified as held for sale with DMG. For the quarter ended March 31, 2018, if these physician groups were not consolidated in our financial statements, our consolidated net income would have been reduced by approximately $854 thousand. Our consolidated total net revenues and consolidated operating income would have remained approximately $2.849 billion and $410.7 million, respectively, since almost all of these physician groups are included in discontinued operations.
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
For the three months ended March 31, 2018, excluding DMG's equity investment income attributable to CMGI, our consolidated net income would be lower by approximately $490 thousand. See Note 23 to the consolidated financial statements for further details.
New Accounting Standards
See discussion of new accounting standards in Note 21 to the condensed consolidated financial statements included in Part I, Item 1 of this report.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk
Interest rate sensitivity
The tables below provide information about our financial instruments that are sensitive to changes in interest rates. The table below presents principal repayments and current weighted average interest rates on our debt obligations as of March 31, 2018. The variable rates presented reflect the weighted average LIBOR rates in effect for all debt tranches plus interest rate margins in effect as of March 31, 2018. Term Loan A currently bears interest at LIBOR plus an interest rate margin of 2.00%. Term Loan A and the revolving line of credit are subject to adjustment depending upon changes in certain of our financial ratios, including a leverage ratio. Term Loan A-2 currently bears interest at LIBOR plus an interest rate margin of 1.00%. Term Loan B currently bears interest at LIBOR plus an interest rate margin of 2.75%.

									Average interest rate
	Expected maturity date									Fair Value
	2018	2019	2020	2021	2022	2023	Thereafter	Total
	(dollars in millions)
Long term debt:
Fixed rate	$30	$32	$28	$26	$1,275	$26	$3,485	$4,902	51.34%	$4,835
Variable rate	$107	$1,175	$45	$3,281	$8	$6	$2	$4,624	48.66%	$4,670

	Notional Amount	Contract maturity date						Fair Value
		2018	2019	2020	2021	2022	Receive variable
	(dollars in millions)
Cap agreements	$7,000	$3,500	$—	$3,500	$—	$—	LIBOR above 3.5%	$2
On March 29, 2018, we entered into an Increase Joinder Agreement under our senior secured credit facilities. Pursuant to this Increase Joinder Agreement, we entered into an additional $995 million Term Loan A-2. The new Term Loan A-2 bears interest at LIBOR plus an interest rate margin of 1.00%. As of March 31, 2018, we have initially drawn $452 million of the Term Loan A-2, and we can draw up to an incremental $543 million on Term Loan A-2 through its maturity date in June 2019.
Our senior secured credit facilities, which include Term Loan A, Term Loan A-2, and Term Loan B, consist of various individual tranches of debt that can range in maturity from one month to twelve months (currently, all tranches are one month in duration). For Term Loan A, Term Loan A-2, and Term Loan B, each tranche bears interest at a LIBOR rate that is determined by the duration of such tranche plus an interest rate margin. The LIBOR variable component of the interest rate for each tranche is reset as such tranche matures and a new tranche is established. LIBOR can fluctuate significantly depending upon conditions in the credit and capital markets.
As of March 31, 2018, our Term Loan A bears interest at LIBOR plus an interest rate margin of 2.00%, our Term Loan A-2 bears interest at LIBOR plus an interest rate margin of 1.00%, and our Term Loan B debt bears interest at LIBOR plus an interest rate margin of 2.75%. LIBOR was higher than the 0.75% embedded LIBOR floor on Term Loan B, resulting in Term Loan B being subject to LIBOR-based interest rate volatility on the LIBOR variable component of our interest rate as of March 31, 2018. The LIBOR-based interest component is limited to a maximum LIBOR rate of 3.50% on the outstanding principal debt on Term Loan B and $131.3 million on Term Loan A as a result of the interest rate cap agreements, as described below.
As of March 31, 2018, we maintained several currently effective interest rate cap agreements that were entered into in November 2014 with notional amounts totaling $3.5 billion. These cap agreements became effective September 30, 2016 and have the economic effect of capping the LIBOR variable component of our interest rate at a maximum of 3.50% on an equivalent amount of our debt. These cap agreements expire on June 30, 2018. As of March 31, 2018, these cap agreements had an immaterial fair value. During the three months ended March 31, 2018, we recognized debt expense of $2.1 million from these caps. During the three months ended March 31, 2018, we recorded an immaterial loss in other comprehensive income due to a decrease in the unrealized fair value of these cap agreements.
As of March 31, 2018, we also maintained several forward interest rate cap agreements that were entered into in October 2015 with notional amounts totaling $3.5 billion. These forward cap agreements will become effective June 29, 2018 and will have the economic effect of capping the LIBOR variable component of our interest rate at a maximum of 3.50% on an equivalent amount of our debt. These cap agreements expire on June 30, 2020. As of March 31, 2018, the total fair value of these cap agreements was an asset of approximately $2.4 million. During the three months ended March 31, 2018, we recorded a gain of $1.4 million in other comprehensive income due to an increase in the unrealized fair value of these forward cap agreements.
Our weighted average effective interest rate on the senior secured credit facilities at the end of the quarter was 4.67%, based on the current margins in effect of 2.00% for Term Loan A, 1.00% for Term Loan A-2 and 2.75% for Term Loan B, as of March 31, 2018.
As of March 31, 2018, our Term Loan B debt bears interest at LIBOR plus an interest rate margin of 2.75%. Term Loan B is also subject to interest rate caps if LIBOR should rise above 3.50%. Term Loan A bears interest at LIBOR plus an interest rate margin of 2.00% and Term Loan A-2 bears interest at LIBOR plus an interest rate margin of 1.00%.
Our overall weighted average effective interest rate during the three months ended March 31, 2018 was 4.87% and as of March 31, 2018 was 4.98%.
As of March 31, 2018, we had undrawn revolving credit facilities totaling $1.0 billion, of which approximately $14.4 million was committed for outstanding letters of credit. The remaining amount is unencumbered. We also have approximately $22.4 million of additional outstanding letters of credit related to our Kidney Care business and $0.2 million of committed outstanding letters of credit related to our DMG business, which is backed by a certificate of deposit.
Exchange rate sensitivity
While our business is predominantly conducted in the U.S. we have developing operations in ten other countries as well. For consolidated financial reporting purposes, the U.S. dollar is our reporting currency. However, the functional currencies of our operating businesses in other countries are typically those of the countries in which they operate. Therefore, changes in the rate of exchange between the U.S. dollar and the local currencies in which our international operations are conducted affect our results of operations and financial position as reported in our consolidated financial statements.
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
Beginning January 1, 2018, we adopted FASB Accounting Standards Codification Topic 606, Revenue from Contracts with Customers. Although the new standard is expected to have an immaterial impact on our ongoing net income, we did implement new business processes and related control activities in order to maintain appropriate controls over financial reporting. There was no other change in our internal control over financial reporting that was identified during the evaluation that occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.
OTHER INFORMATION
Item 1.    Legal Proceedings
The information required by this Part II, Item 1 is incorporated herein by reference to the information set forth under the caption “Contingencies” in Note 10 to the condensed consolidated financial statements included in this report.
Item 1A. Risk Factors
An updated description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017. The risks and uncertainties discussed below are not the only ones facing our business. Please read the cautionary notice regarding forward-looking statements in Item 2 of Part I of this Quarterly Report on Form 10-Q under the heading "Management’s Discussion and Analysis of Financial Condition and Results of Operations."
Risk factors related to our overall business:
If we fail to adhere to all of the complex government laws and regulations that apply to our business, we could suffer severe consequences that could have a material adverse effect on our business, results of operations, financial condition and stock price.
Our operations are subject to extensive federal, state and local government laws and regulations, such as Medicare and Medicaid payment rules and regulations, federal and state anti-kickback laws, the Stark Law and analogous state self-referral prohibition statutes, the 21st Century Cures Act, Federal Acquisition Regulations, the False Claims Act (FCA), the Civil Monetary Penalty statute, the Foreign Corrupt Practices Act (FCPA) and federal and state laws regarding the collection, use and disclosure of patient health information (e.g., Health Insurance Portability and Accountability Act of 1996 (HIPAA)) and the storage, handling, shipment, disposal and/or dispensing of pharmaceuticals and blood products and other biological materials. The Medicare and Medicaid reimbursement rules impose complex and extensive requirements upon healthcare providers as well. Moreover, the various laws and regulations that apply to our operations are often subject to varying interpretations and additional laws and regulations potentially affecting providers continue to be promulgated that may impact us. A violation or departure from any of these legal requirements may result in government audits, lower reimbursements, significant fines and penalties, the potential loss of certification, recoupment efforts or voluntary repayments, among other things.
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
Additionally, the federal government has used the FCA to prosecute a wide variety of alleged false claims and fraud allegedly perpetrated against Medicare, Medicaid and other federally funded health care programs. Moreover, amendments to the federal Anti-Kickback Statute in the 2010 Affordable Care Act (ACA) make claims tainted by anti-kickback violations potentially subject to liability under the FCA, including qui tam or whistleblower suits. The penalties for a violation of the FCA range from $5,500 to $11,000 (adjusted for inflation) for each false claim plus three times the amount of damages caused by each such claim which generally means the amount received directly or indirectly from the government. On January 29, 2018, the Department of Justice (DOJ) issued a final rule announcing adjustments to FCA penalties, under which the per claim penalty range increases to a range from $11,181 to $22,363 for penalties assessed after January 29, 2018, so long as the underlying conduct occurred after November 2, 2015. Given the high volume of claims processed by our various operating units, the potential is high for substantial penalties in connection with any alleged FCA violations.
In addition to the provisions of the FCA, which provide for civil enforcement, the federal government can use several criminal statutes to prosecute persons who are alleged to have submitted false or fraudulent claims for payment to the federal government.
Certain civil investigative demands received by us or our subsidiaries specifically reference that they are in connection with FCA investigations alleging, among other things, that we or our subsidiaries presented or caused to be presented false claims for payment to the government. See Note 10 to the condensed consolidated financial statements included in this report for further details.
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

•
Termination of various relationships and/or contracts related to our business, including joint venture arrangements, medical director agreements, real estate leases and consulting agreements with physicians; and

•	Harm to our reputation which could impact our business relationships, affect our ability to obtain financing and decrease access to new business opportunities, among other things.

We are, and may in the future be, a party to various lawsuits, demands, claims, qui tam suits, governmental investigations and audits (including investigations or other actions resulting from our obligation to self-report suspected violations of law) and other legal matters, any of which could result in, among other things, substantial financial penalties or awards against us, substantial payments made by us, required changes to our business practices, exclusion from future participation in the Medicare, Medicaid and other federal healthcare programs and possible criminal penalties, any of which could have a material adverse effect on our business, results of operations and financial condition and materially harm our reputation.
We are the subject of a number of investigations and audits by governmental agencies. In addition, we are, and may in the future be, subject to other investigations and audits by state or federal governmental agencies and/or private civil qui tam complaints filed by relators and other lawsuits, demands, claims and legal proceedings, including investigations or other actions resulting from our obligation to self-report suspected violations of law.
Responding to subpoenas, investigations and other lawsuits, claims and legal proceedings as well as defending ourselves in such matters will continue to require management’s attention and cause us to incur significant legal expense. Negative findings or terms and conditions that we might agree to accept as part of a negotiated resolution of pending or future legal or regulatory matters could result in, among other things, substantial financial penalties or awards against us, substantial payments made by us, harm to our reputation, required changes to our business practices, exclusion from future participation in the Medicare, Medicaid and other federal healthcare programs and, in certain cases, criminal penalties, any of which could have a material adverse effect on us. It is possible that criminal proceedings may be initiated against us and/or individuals in our business in connection with investigations by the federal government. Other than as described in Note 10 to the condensed consolidated financial statements included in this report, we cannot predict the ultimate outcomes of the various legal proceedings and regulatory matters to which we are or may be subject from time to time, including those described in the aforementioned sections of this report, or the timing of their resolution or the ultimate losses or impact of developments in those matters, which could have a material adverse effect on our business results of operations and financial condition. See Note 10 to the condensed consolidated financial statements included in this report for further details regarding these and other matters.
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
The ACA introduced healthcare insurance exchanges, which provide a marketplace for eligible individuals and small employers to purchase healthcare insurance. The business and regulatory environment continues to evolve as the exchanges mature, and statutes and regulations are challenged, changed and enforced. If commercial payor participation in the exchanges continues to decrease, it could have a material adverse effect on our business, results of operations and financial condition. Although we cannot predict the short- or long-term effects of legislative or regulatory changes, we believe that future market changes could result in more restrictive commercial plans with lower reimbursement rates or higher deductibles and co-payments that patients may not be able to pay. To the extent that changes in statutes or regulations, or enforcement of statutes or regulations regarding the exchanges, or changes in other market conditions result in a reduction in reimbursement rates for our services from commercial and/or government payors, it could have a material adverse effect on our business, results of operations and financial condition.
The ACA also added several new tax provisions that, among other things, impose various fees and excise taxes, and limit compensation deductions for health insurance providers and their affiliates. These rules could negatively impact our cash flow and tax liabilities. In addition, the ACA broadened the potential for penalties under the FCA for the knowing and improper retention of overpayments collected from government payors and reduced the timeline to file Medicare claims. As a result, we made significant investments in new resources to accelerate the time it takes us to identify, quantify and process overpayments and we deployed significant resources to reduce our timeline and improve our claims processing methods to ensure that our Medicare claims are filed in a timely fashion. However, we may be required to make additional investments in the future. Failure to timely identify, quantify and return overpayments may result in significant penalties, which could have a material adverse effect on our business, results of operations and financial condition. Failure to file a claim within the one year window could result in payment denials, adversely affecting our business, results of operations and financial condition.
With the ACA, new models of care emerge and evolve and other initiatives in the government or private sector may arise, which could adversely impact our business. For example, the Centers for Medicare and Medicaid Services (CMS) Innovation Center (Innovation Center) is currently working with various healthcare providers to develop, refine and implement Accountable Care Organizations (ACOs) and other innovative models of care for Medicare and Medicaid beneficiaries, including Bundled Payments for Care Improvement Initiative, Comprehensive ESRD Care Model (CEC Model) (which includes the development of end stage renal disease (ESRD) Seamless Care Organizations), the Duals Demonstration, and other models. We are currently participating in the CEC Model with the Innovation Center, including with organizations in Arizona, Florida, and adjacent markets in New Jersey and Pennsylvania. Our U.S. dialysis business may choose to participate in additional models either as a partner with other providers or independently. Even in areas where we are not directly participating in these or other Innovation Center models, some of our patients may be assigned to an ACO, another ESRD Care Model, or another program, in which case the quality and cost of care that we furnish will be included in an ACO’s, another ESRD Care Model’s, or other program’s calculations. Additionally, CMS instituted new screening procedures, as required by the ACA, which we expect will delay the Medicare contractor approval process, potentially causing a delay in reimbursement. We anticipate the new screening and enrollment requirements will require additional personnel and financial resources and will potentially delay the enrollment and revalidation of our centers which in turn will delay payment. These delays could adversely affect our business, results of operations and financial condition. The Bipartisan Budget Act of 2018 (BBA) revised the manner in which beneficiaries are assigned to an ACO, specifically giving ACOs the choice to have beneficiaries assigned prospectively at the beginning of a performance year and giving beneficiaries the option to voluntarily align to the ACO in which the beneficiary’s main primary care provider participates. While prospective assignment may allow ACOs to identify beneficiaries for whom they will be held accountable and proactively take steps to ensure appropriate care, the ultimate impact of such changes on our business, results of operations and financial condition is not yet known.
Other ACA reform measures allow CMS to place a moratorium on new enrollment of providers and to suspend payment to providers upon a credible allegation of fraud from any source. These types of reform measures, as well as other measures, could adversely affect our business, results of operations, and financial condition, depending on the scope and breadth of the implementing regulations.
There is also a considerable amount of uncertainty as to the prospective implementation of the ACA and what similar measures or other changes might be enacted at the federal and/or state level. There have been multiple attempts through legislative action and legal challenges to repeal or amend the ACA. In addition, the 2016 Presidential and Congressional elections and subsequent developments in 2017 and 2018 have caused the future state of the exchanges and other ACA reforms to be unclear. For example, in October 2017, the federal government announced that cost-sharing reduction payments to insurers would end, effective immediately, unless Congress appropriated the funds, and, in December 2017, Congress passed the Tax Cuts and Jobs Act, which includes a provision that eliminates the penalty under the ACA’s individual mandate effective January 1, 2019 and could impact the future state of the exchanges. Further, in February 2018, Congress passed the BBA which, among other things, repealed the Independent Payment Advisory Board that was established by the ACA and intended to reduce the rate of growth in Medicare spending. While certain provisions of the BBA may increase the scope of benefits available for certain chronically ill Federal health care program beneficiaries beginning in 2020, the ultimate impact of such changes cannot be predicted. While there may be significant changes to the healthcare environment in the future, the specific changes and their timing are not yet apparent. As a result, there is considerable uncertainty surrounding the ACA including the exchanges, and, indeed, many core aspects of the current health care marketplace. Previously enacted reforms and future changes could have a material adverse effect on our business, financial condition and results of operations, including, for example, by limiting the scope of coverage or the number of patients who are able to obtain coverage through the exchanges and other health insurance programs, lowering or eliminating the cost-sharing reduction subsidies under the ACA, lowering our reimbursement rates, and/or increasing our expenses.
In addition, in December 2016, CMS published an interim final rule that questioned the use of charitable premium assistance for ESRD patients and would have established new conditions for coverage standards for dialysis facilities. In January 2017, a federal district court in Texas issued a preliminary injunction on CMS’ interim final rule and in June 2017, at the request of CMS, the court stayed the proceedings while CMS pursues new rulemaking options. In November 2017, when CMS published the 2018 final rule that updates payment policies and rates under the ESRD Prospective Payment System (PPS), and the 2019 proposed Notice of Benefit and Payment Parameters, it did not pursue further discussion or rule making related to charitable premium assistance or propose changes to historical charitable premium assistance guidelines. This does not preclude CMS or another regulatory agency or legislative authority from issuing a new rule or guidance that challenges charitable premium assistance. In February 2018, SB 1156 was introduced in the California legislature. If passed and signed into law in its current form, SB 1156 would impose certain restrictions on a patient’s use of charitable premium assistance in the state of California. Any law, rule, or guidance issued by CMS or other regulatory or legislative authorities, including individual states, restricting or prohibiting the ability of patients with access to alternative coverage from selecting a marketplace plan on or off exchange, and/or otherwise restricting or prohibiting the use of charitable premium assistance, could adversely impact dialysis centers across the U.S. making certain centers economically unviable, restrict the ability of dialysis patients to obtain and maintain optimal insurance coverage, and have a material adverse effect on our business, results of operations, and financial condition.
Privacy and information security laws are complex, and if we fail to comply with applicable laws, regulations and standards, including with respect to third-party service providers that utilize sensitive personal information on our behalf, or if we fail to properly maintain the integrity of our data, protect our proprietary rights to our systems or defend against cybersecurity attacks, we may be subject to government or private actions due to privacy and security breaches, any of which could have a material adverse effect on our business, financial condition and results of operations or materially harm our reputation.
We must comply with numerous federal and state laws and regulations in both the U.S. and the foreign jurisdictions in which we operate governing the collection, dissemination, access, use, security and privacy of PHI, including HIPAA and its implementing privacy, security, and related regulations, as amended by the federal Health Information Technology for Economic and Clinical Health Act (HITECH) and collectively referred to as HIPAA. We are also required to report known breaches of PHI consistent with applicable breach reporting requirements set forth in applicable laws and regulations. From time to time, we may be subject to both federal and state inquiries or audits related to HIPAA, HITECH and related state laws associated with complaints, desk audits, and self-reported breaches. If we fail to comply with applicable privacy and security laws, regulations and standards, including with respect to third-party service providers that utilize sensitive personal information, including PHI, on our behalf, properly maintain the integrity of our data, protect our proprietary rights, or defend against cybersecurity attacks, it could materially harm our reputation or have a material adverse effect on our business, results of operations and financial condition.
Data protection laws are evolving globally, and may add additional compliance costs and legal risks to our international operations. In Europe, the new General Data Protection Regulation (GDPR) becomes effective on May 25, 2018. The GDPR applies to entities that are established in the European Union (EU), as well as extends the scope of EU data protection laws to foreign companies processing data of individuals in the EU. The GDPR imposes a comprehensive data protection regime with penalties of up to the greater of 4% of worldwide turnover or €20 million. The costs of compliance with, and other burdens imposed by, the GDPR and other new laws, regulations and policies implementing the GDPR may impact our European operations and/or limit the ways in which we can provide services or use personal data collected while providing services.
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
We are continuously implementing multiple layers of security measures through technology, processes, and our people. We utilize security technologies to protect and maintain the integrity of our information systems and data and our defenses are monitored and routinely tested internally and by external parties. Despite these efforts, our facilities and systems and those of our third-party service providers may be vulnerable to privacy and security incidents; security attacks and breaches; acts of vandalism or theft; computer viruses and other malicious code; coordinated attacks by a variety of actors, including activist entities or state sponsored cyberattacks; emerging cybersecurity risks; cyber risk related to connected devices; misplaced or lost data; programming and/or human errors; or other similar events that could impact the security, reliability, and availability of our systems. Internal or external parties may attempt to circumvent our security systems, and we have in the past, and expect that we will in the future, experience external attacks on our network including reconnaissance probes, denial of service attempts, malicious software attacks including ransomware or other attacks intended to render our internal operating systems or data unavailable, and phishing attacks or business email compromise. Cybersecurity requires ongoing investment and diligence against evolving threats. Emerging and advanced security threats, including coordinated attacks, require additional layers of security which may disrupt or impact efficiency of operations. As with any security program, there always exists the risk that employees will violate our policies despite our compliance efforts or that certain attacks may be beyond the ability of our security and other systems to detect. There can be no assurance that investments and diligence will be sufficient to prevent or timely discover an attack.
Any security breach involving the misappropriation, loss or other unauthorized disclosure or use of confidential information, including PHI, financial data, competitively sensitive information, or other proprietary data, whether by us or a third party, could have a material adverse effect on our business, financial condition, and results of operations and materially harm our reputation. We may be required to expend significant additional resources to modify our protective measures, to investigate and remediate vulnerabilities or other exposures, or to make required notifications. The occurrence of any of these events could, among other things, result in interruptions, delays, the loss or corruption of data, cessations in the availability of systems and liability under privacy and security laws, all of which could have a material adverse effect on our business, financial condition or results of operations, materially harm our reputation and trigger regulatory actions and private party litigation. If we are unable to protect the physical and electronic security and privacy of our databases and transactions, we could be subject to potential liability and regulatory action, our reputation and relationships with our patients and vendors would be harmed, and our business, results of operations and financial condition could be materially and adversely affected. Failure to adequately protect and maintain the integrity of our information systems (including our networks) and data, or to defend against cybersecurity attacks, could subject us to monetary fines, civil suits, civil penalties or criminal sanctions and requirements to disclose the breach publicly, and could further result in a material adverse effect on our business, results of operations and financial condition or harm our reputation. As malicious cyber activity escalates, including activity that originates outside of the United States, the risks we face relating to transmission of data and our use of service providers outside of our network, as well as the storing or processing of data within our network, intensify. There have been increased international, federal and state and other privacy, data protection and security enforcement efforts and we expect this trend to continue. While we maintain cyber liability insurance, this insurance may not cover us for all types of losses and may not be sufficient to protect us against the amount of all losses.
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

Additionally, joint ventures, including our Asia Pacific Joint Venture, and minority investments inherently involve a lesser degree of control over business operations, thereby potentially increasing the financial, legal, operational and/or compliance risks associated with the joint venture or minority investment. In addition, we may be dependent on joint venture partners, controlling shareholders or management who may have business interests, strategies or goals that are inconsistent with ours. Business decisions or other actions or omissions of the joint venture partner, controlling shareholders or management may adversely affect the value of our investment, result in litigation or regulatory action against us, result in reputational harm to us or adversely affect the value of our investment or partnership.
If we are unable to compete successfully, including implementing our growth strategy and/or retaining our physicians and patients, it could adversely affect our business, results of operations and financial condition.
Acquisitions, patient retention and medical director and physician retention are important parts of our growth strategy. We face intense competition from other companies for acquisition targets. In our U.S. dialysis business, we continue to face increased competition from large and medium-sized providers, among others, which compete directly with us for the limited acquisition targets as well as for individual patients and medical directors. In addition, we compete for individual patients, physicians and medical directors based in part on the quality of our facilities. Moreover, as we continue our international expansion into various international markets, we will face competition from large and medium-sized providers for these acquisition targets as well. As we and our competitors continue to grow and open new dialysis centers, each center is required by applicable regulations to have a medical director, and we may not be able to retain an adequate number of nephrologists to serve as medical directors. Because of the ease of entry into the dialysis business and the ability of physicians to be medical directors for their own centers, competition for growth in existing and expanding markets is not limited to large competitors with substantial financial resources. Individual nephrologists have opened their own dialysis units or facilities. There also has been growing interest by non-traditional dialysis providers and others to enter the dialysis space and develop innovative technologies that could be disruptive to the industry. Although these potential new competitors may face operational and/or financial challenges, if their efforts to offer dialysis services or develop innovative technology are successful and we are unable to effectively compete, it could negatively impact our business. In addition, Fresenius USA, our largest competitor, manufactures a full line of dialysis supplies and equipment in addition to owning and operating dialysis centers. This may give it cost advantages over us because of its ability to manufacture its own products or prevent us from accessing existing or new technology on a cost-effective basis, see further discussion regarding risks associated with our suppliers under the heading below, “If certain of our suppliers do not meet our needs, if there are material price increases, if we are not reimbursed or adequately reimbursed for drugs we purchase or if we are unable to effectively access new technology or superior products, it could negatively impact our ability to effectively provide the services we offer and could have a material adverse effect on our business, results of operations and financial condition.” If we are not able to effectively implement our growth strategy, including by making acquisitions at the desired pace or at all; continue to maintain the expected or desired level of non-acquired growth; if we face significant patient attrition to our competitors or as a result of new technology; or if physicians choose not to refer to our clinics, it could adversely affect our business, results of operations and financial condition.
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
DaVita Medical Group (DMG) operates in a different line of business from our historical business. We may not have the expertise, experience and resources to pursue all of our businesses at once, and we may be unable to successfully operate all businesses in the combined company. The administration of DMG requires implementation of appropriate operations, management, forecasting, and financial reporting systems and controls. We have experienced difficulties in effectively implementing these and other systems. The management of DMG requires and will continue to require the focused attention of our management team, including a significant commitment of its time and resources. The need for management to focus on these matters could have a material adverse effect on our business, results of operations and financial condition. If the DMG operations continue to be less profitable than we currently anticipate or we do not have the experience, the appropriate expertise or the resources to pursue all businesses in the combined company, our results of operations and financial condition may be materially and adversely affected. In that regard, we have taken goodwill impairment charges of $1.093 billion in total and may continue incurring additional impairment charges.
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
In December 2013, DaVita Health Plan of California, Inc. (DHPC) obtained a restricted Knox-Keene license in California, which permits DHPC to contract with health plans in California to accept global risk without violating the corporate practice of medicine prohibition. However, DMG and DMG’s Colorado, Nevada and Washington associated physician groups, as well as those physician equity holders of associated physician groups who are subject to succession agreements with DMG, could be subject to criminal or civil penalties or an injunction for practicing medicine without a license or aiding and abetting the unlicensed practice of medicine.

The level of our current and future debt could have an adverse impact on our business and our ability to generate cash to service our indebtedness and for other intended purposes depends on many factors beyond our control.
We have substantial debt outstanding, we recently incurred a substantial amount of additional debt in connection with our entry into the Increase Joinder Agreement, and we may continue to incur additional indebtedness in the future. For additional details regarding specific risks we face regarding the sale of DMG, see the discussion in the risk factors under the heading "Risk factors related to the sale of DMG." Our inability to generate sufficient cash to service our substantial indebtedness and for other intended purposes could have important consequences to you, for example, it could:

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
In addition, we may continue to incur additional indebtedness in the future, and the amount of that additional indebtedness may be substantial. Although the indentures governing our senior notes and the agreement governing our senior secured credit facilities include covenants that could limit our indebtedness, we currently have the ability to incur substantial additional debt. The related risks described above could intensify, in particular, if there is a delay in closing the sale of DMG or the sale of DMG does not close, or if new debt is added to current debt levels.
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
From time to time, changes in tax laws or regulations may be proposed or enacted that could adversely affect our overall tax liability. For example, the recent U.S. tax legislation enacted on December 22, 2017 represents a significant overhaul of the U.S. federal tax code. This tax legislation significantly reduced the U.S. statutory corporate tax rate and made other changes that have and will reduce our effective U.S. federal tax rate in current and future periods. However, the tax legislation also included a number of provisions, including, but not limited to, the limitation or elimination of various deductions or credits (including for interest expense and for performance-based compensation under Section 162(m)), the imposition of taxes on certain cross-border payments or transfers, the changing of the timing of the recognition of certain income and deductions or their character, and the limitation of asset basis under certain circumstances, any of which could significantly and adversely affect our U.S. federal income tax position. The legislation also made significant changes to the tax rules applicable to insurance companies and other entities with which we do business. The estimated impact of the new law is based on management’s current knowledge and assumptions. We are continuing to evaluate the overall impact of this tax legislation on our operations and U.S. federal and state income tax position. The actual impact of the new law could be materially different from our current estimates based on our actual results, or our further analysis of the new law or any guidance and regulations that may be issued in the future. There can be no assurance that changes in tax laws or regulations, both within the U.S. and the other jurisdictions in which we operate, will not materially and adversely affect our effective tax rate, tax payments, financial condition and results of operations. Similarly, changes in tax laws and regulations that impact our patients, business partners and counterparties or the economy generally may also impact our financial condition and results of operations.
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
Our liquidity following the close of our pending sale of DMG and our planned subsequent entry into new external financing arrangements may be less than we anticipate, and we may use the proceeds from the pending sale of DMG and other available funds, including external financing and cash flow from operations, in ways that may not improve our results of operations or enhance the value of our common stock.
The purchase price for the sale of the DMG business is subject to customary adjustments, both upward and downward, which could be significant. Following the pending DMG sale, we plan to use sale proceeds and other available funds, including from external financing and cash flow from operations, to repay debt, make significant stock repurchases and for general corporate purposes, which may include growth investments. A number of factors may impact our ability to repurchase stock and the timing of any such stock repurchases, including market conditions, the price of our common stock, our results of operations, cash flow and financial condition, available financing, leverage ratios, and legal, regulatory and contractual requirements and restrictions. Accordingly, the actual amount of common stock we repurchase may be less, perhaps substantially, and the period of time over which we make any stock repurchases may be substantially longer, than we currently anticipate. In addition, we may identify investments or other uses for our available funds (other than the DMG sale proceeds that we plan to use to repay debt) that we believe are more attractive than our current intended uses. Further, there can be no assurance that any investment will yield a favorable return.
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
In addition, we agreed to retain certain liabilities of the DMG business for which we have certain indemnification rights against the original 2012 HealthCare Partners (HCP) sellers. An escrow was established in connection with our acquisition of the DMG business from the HCP sellers as security for these indemnification rights, including with respect to the OIG investigation into certain patient diagnosis coding practices. We have submitted an indemnification claim against the sellers secured by the escrow for any and all liabilities incurred relating to these matters and intend to pursue recovery from the escrow. However, we can make no assurances that the indemnification and escrow will cover the full amount of our potential losses related to these matters, which could have a material adverse effect on our business, results of operations and financial condition.

Risk factors related to our U.S. dialysis and related lab services, ancillary services and strategic initiatives:
If patients in commercial plans are subject to restriction in plan designs or the average rates that commercial payors pay us decline significantly, it would have a material adverse effect on our business, results of operations and financial condition.
Approximately 31% of our U.S. dialysis and related lab services net revenues for the three months ended March 31, 2018 were generated from patients who have commercial payors (including hospital dialysis services) as their primary payor. The majority of these patients have insurance policies that pay us on terms and at rates that are generally significantly higher than Medicare rates. The payments we receive from commercial payors generate nearly all of our profit and all of our nonacute dialysis profits come from commercial payors. We continue to experience downward pressure on some of our commercial payment rates as a result of general conditions in the market, including as employers shift to less expensive options for medical services, recent and future consolidations among commercial payors, increased focus on dialysis services and other factors. In addition, many commercial payors that sell individual plans both on and off exchange have publicly announced losses in the marketplace. These payors may seek discounts on rates for marketplace plans on and off exchange. Commercial payment rates could be materially lower in the future.
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
Approximately 44% of our U.S. dialysis and related lab services net revenues for the three months ended March 31, 2018 were generated from patients who have Medicare as their primary payor. For patients with Medicare coverage, all ESRD payments for dialysis treatments are made under a single bundled payment rate which provides a fixed payment rate to encompass all goods and services provided during the dialysis treatment, including pharmaceuticals that were historically separately reimbursed to the dialysis providers, such as erythropoietin (EPO), vitamin D analogs and iron supplements, irrespective of the level of pharmaceuticals administered or additional services performed, except in the case of calcimimetics, which are subject to a transitional drug add-on payment adjustment for the Medicare Part B ESRD payment. Most lab services are also included in the bundled payment. Under the ESRD PPS, the bundled payments to a dialysis facility may be reduced by as much as 2% based on the facility’s performance in specified quality measures set annually by CMS through the ESRD Quality Incentive Program, which was established by the Medicare Improvements for Patients and Providers Act of 2008. The bundled payment rate is also adjusted for certain patient characteristics, a geographic usage index and certain other factors. In addition, the ESRD PPS is subject to rebasing, which can have a positive financial effect, or a negative one if the government fails to rebase in a manner that adequately addresses the costs borne by dialysis facilities. Similarly, as new drugs, services or labs are added to the ESRD bundle, CMS’ failure to adequately calculate the costs associated with the drugs, services or labs could have a material adverse effect on our business, results of operations and financial condition.
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

•
Risk that CMS, through its contracted Medicare Administrative Contractors (MACs) or otherwise, implements Local Coverage Determinations (LCDs) or other decisions that limit the frequency a provider can bill Medicare for home dialysis treatments or other rules that may impact reimbursement. Such coverage determinations could have an adverse impact on our revenue. There is also risk commercial insurers could incorporate the requirements or limitations associated with such LCDs into their contracted terms with dialysis providers, which could have an adverse impact on our revenue.

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
Approximately 25% of our U.S. dialysis and related lab services net revenues for the three months ended March 31, 2018 were generated from patients who have state Medicaid or other non-Medicare government-based programs, such as coverage through the Department of Veterans Affairs (VA), as their primary coverage. As state governments and other governmental organizations face increasing budgetary pressure, we may in turn face reductions in payment rates, delays in the receipt of payments, limitations on enrollee eligibility or other changes to the applicable programs. For example, certain state Medicaid programs and the VA have recently considered, proposed or implemented payment rate reductions.
The VA adopted Medicare’s bundled PPS pricing methodology for any veterans receiving treatment from non-VA providers under a national contracting initiative. Since we are a non-VA provider, these reimbursements are tied to a percentage of Medicare reimbursement, and we have exposure to any dialysis reimbursement changes made by CMS. Approximately 3% of our dialysis services revenues for the three months ended March 31, 2018 were generated by the VA.
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
Changes in clinical practices, payment rates or regulations impacting pharmaceuticals could have a material adverse effect on our business, results of operations and financial condition and negatively impact our ability to care for patients.
Medicare bundles certain pharmaceuticals into the PPS at industry average doses and prices. Any variation above the industry average may be subject to partial reimbursement through the PPS outlier reimbursement policy.
Commercial payors have increasingly examined their administration policies for pharmaceuticals and, in some cases, have modified those policies. Changes in labeling of pharmaceuticals in a manner that alters physician practice patterns, including their independent determinations as to appropriate dosing, or accepted clinical practices, and/or changes in private and governmental payment criteria, including the introduction of administration policies could have a material adverse effect on our business, results of operations and financial condition. Further increased utilization of certain pharmaceuticals for patients for whom the cost of which is included in a bundled reimbursement rate, or further decreases in reimbursement for pharmaceuticals that are not included in a bundled reimbursement rate, could also have a material adverse effect on our business, results of operations and financial condition.
Additionally, as of January 1, 2018, calcimimetics became part of the Medicare Part B ESRD payment, but subject to its transitional drug add-on payment adjustment.  We implemented processes designed to provide the drug as required under the applicable regulations and prescribed by physicians and have entered into agreements to provide for access to and distribution of the drug.  If Medicare Advantage plans and/or Medicaid do not pay as required or the processes we have implemented to provide the drug do not perform as anticipated, then we could be subject to both financial and operational risk, among other things.
We may be subject to increased inquiries or audits from a variety of governmental bodies or claims by third parties, which would require management’s attention and could result in significant legal expense. Any negative findings could result in substantial financial penalties or repayment obligations, the imposition of certain obligations on and changes to our practices and procedures as well as the attendant financial burden on us to comply with the obligations, or exclusion from future participation in the Medicare and Medicaid programs, and could have a material adverse effect on our business, results of operations and financial condition.
If we fail to comply with our Corporate Integrity Agreement, we could be subject to substantial penalties and exclusion from participation in federal healthcare programs that could have a material adverse effect on our business, results of operations and financial condition.
In October 2014, we entered into a Settlement Agreement with the United States and relator David Barbetta to resolve the then pending 2010 and 2011 U.S. Attorney physician relationship investigations and paid $406 million in settlement amounts, civil forfeiture, and interest to the United States and certain states. In connection with the resolution of these matters, and in exchange for the OIG’s agreement not to exclude us from participating in the federal healthcare programs, we have entered into a five-year CIA with the OIG. The CIA (i) requires that we maintain certain elements of our compliance programs; (ii) imposes certain expanded compliance-related requirements during the term of the CIA; (iii) requires ongoing monitoring and reporting by an independent monitor, imposes certain reporting, certification, records retention and training obligations, allocates certain oversight responsibility to the Board’s Compliance Committee, and necessitates the creation of a Management Compliance Committee and the retention of an independent compliance advisor to the Board; and (iv) contains certain business restrictions related to a subset of our joint venture arrangements, including our agreeing to (1) unwind 11 joint venture transactions that were created through partial divestitures to, or partial acquisitions from, nephrologists, and that cover 26 of our 2,119 clinics that existed at the time we entered into the Settlement Agreement, all of which have been completed, (2) not enter into certain types of partial divestiture joint venture transactions with nephrologists during the term of the CIA, (3) non-enforcement of certain patient-related non-solicitation restrictions, and (4) certain other restrictions. The costs associated with compliance with the CIA could be substantial and may be greater than we currently anticipate. In addition, in the event of a breach of the CIA, we could become liable for payment of certain stipulated penalties, and could be excluded from participation in federal healthcare programs. The OIG has notified us in the past that it considered us to be in breach of the CIA, and we cannot provide any assurances that we may not be found in breach of the CIA in the future. In general, the costs associated with compliance with the CIA, or any liability or consequences associated with a breach, could have a material adverse effect on our business, results of operations and financial condition. For our domestic dialysis business, we are required under the CIA to report to the OIG (i) probable violations of criminal, civil or administrative laws applicable to any federal health care program for which penalties or exclusions may be authorized under applicable laws and regulations; (ii) substantial overpayments of amounts of money we have received in excess of the amounts due and payable under the federal healthcare program requirements; and (iii) employment of or contracting with individuals ineligible from participating in the federal healthcare programs (we refer to these collectively as Reportable Events). We have provided the OIG notice of Reportable Events, and we may identify and report additional events in the future. If any of our operations are found to violate government laws and regulations, we could suffer severe consequences that could have a material adverse effect on our business, results of operations, financial condition and stock price, including those consequences described under the risk factor "If we fail to adhere to all of the complex government laws and regulations that apply to our business, we could suffer severe consequences that could have a material adverse effect on our business, results of operations, financial condition and stock price."
Delays in state Medicare and Medicaid certification or other licensing and/or anything impacting the licensing of our dialysis centers could adversely affect our business, results of operations and financial condition.
Before we can begin billing for patients treated in our outpatient dialysis centers who are enrolled in government-based programs, we are required to obtain state and federal certification for participation in the Medicare and Medicaid programs. As state agencies responsible for surveying dialysis centers on behalf of the state and Medicare program face increasing budgetary pressure, certain states are having difficulty keeping up with certifying dialysis centers in the normal course resulting in significant delays in certification. If state governments continue to have difficulty keeping up with certifying new centers in the normal course and we continue to experience significant delays in our ability to treat and bill for services provided to patients covered under government programs, it could cause us to incur write-offs of investments or accelerate the recognition of lease obligations in the event we have to close centers or our centers’ operating performance deteriorates, and it could have an adverse effect on our business, results of operations and financial condition. Although the BBA passed in February 2018 allows organizations approved by the Department of Health and Human Services (HHS) to accredit dialysis facilities and imposes certain timing requirements regarding the initiation of initial surveys to determine if certain conditions and requirements for payment have been satisfied, we cannot predict the ultimate impact of these changes. In addition to certifications for Medicare and Medicaid, some states have licensing requirements for ESRD facilities. Delays in licensure, denials of licensure, or withdrawal of licensure could also adversely affect our business, results of operations and financial condition.
If our joint ventures were found to violate the law, we could suffer severe consequences that would have a material adverse effect on our business, results of operations and financial condition.
As of March 31, 2018, we owned a controlling interest in numerous dialysis-related joint ventures, which represented approximately 24% of our net U.S. dialysis and related lab services net revenues for the three months ended March 31, 2018. In addition, we also owned noncontrolling equity investments in several other dialysis related joint ventures. We may continue to increase the number of our joint ventures. Many of our joint ventures with physicians or physician groups also have certain physician owners providing medical director services to centers we own and operate. Because our relationships with physicians are governed by the federal and state anti-kickback statutes, we have sought to structure our joint venture arrangements to satisfy as many federal safe harbor requirements as we believe are commercially reasonable. However, although our joint venture arrangements do not satisfy all of the elements of any safe harbor under the federal Anti-Kickback Statute, they are not automatically prohibited under the federal Anti-Kickback Statute but are susceptible to government scrutiny. For example, in October 2014, we entered into a Settlement Agreement with the United States and relator David Barbetta to resolve the then pending 2010 and 2011 U.S. Attorney physician relationship investigations regarding certain of our joint ventures and paid $406 million in settlement amounts, civil forfeiture, and interest to the United States and certain states. For further details, see "If we fail to comply with our Corporate Integrity Agreement, we could be subject to substantial penalties and exclusion from participation in federal healthcare programs that could have a material adverse effect on our business, results of operations and financial condition".

There are significant risks associated with estimating the amount of dialysis revenues and related refund liabilities that we recognize, and if our estimates of revenues and related refund liabilities are materially inaccurate, it could impact the timing and the amount of our revenues recognition or have a material adverse effect on our business, results of operations and financial condition.
There are significant risks associated with estimating the amount of U.S. dialysis and related lab services revenues and related refund liabilities that we recognize in a reporting period. The billing and collection process is complex due to ongoing insurance coverage changes, geographic coverage differences, differing interpretations of contract coverage and other payor issues. Determining applicable primary and secondary coverage for approximately 198,400 U.S. patients at any point in time, together with the changes in patient coverage that occur each month, requires complex, resource-intensive processes. Errors in determining the correct coordination of benefits may result in refunds to payors. Revenues associated with Medicare and Medicaid programs are also subject to estimating risk related to the amounts not paid by the primary government payor that will ultimately be collectible from other government programs paying secondary coverage, the patient’s commercial health plan secondary coverage or the patient. Collections, refunds and payor retractions typically continue to occur for up to three years and longer after services are provided. We generally expect our range of U.S. dialysis and related lab services revenues estimating risk to be within 1% of net revenues for the segment. If our estimates of U.S. dialysis and related lab services revenues and related refund liabilities are materially inaccurate, it could impact the timing and the amount of our revenues recognition and have a material adverse impact on our business, results of operations and financial condition.
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
Our ancillary services and strategic initiatives are subject to many of the same risks, regulations and laws, as described in the risk factors related to our dialysis business set forth in this Part II, Item 1A, and are also subject to additional risks, regulations and laws specific to the nature of the particular strategic initiative. We expect to add additional service offerings to our business and pursue additional strategic initiatives in the future as circumstances warrant, which could include healthcare services not related to dialysis. Many of these initiatives require or would require investments of both management and financial resources and can generate significant losses for a substantial period of time and may not become profitable in the expected timeframe or at all. There can be no assurance that any such strategic initiative will ultimately be successful. Any significant change in market conditions, or business performance, or in the political, legislative or regulatory environment, may impact the economic viability of any of these strategic initiatives.
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
Physicians, including medical directors, choose where they refer their patients. Some physicians prefer to have their patients treated at dialysis centers where they or other members of their practice supervise the overall care provided as medical director of the center. As a result, referral sources for many of our centers include the physician or physician group providing medical director services to the center.
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
In addition, we may take actions to restructure existing relationships or take positions in negotiating extensions of relationships to assure compliance with the federal Anti-Kickback Statute, Stark Law and other similar laws. If the terms of any existing agreement are found to violate applicable laws, we may not be successful in restructuring the relationship, which could lead to the early termination of the agreement. These actions, in an effort to comply with applicable laws and regulations, could negatively impact the decision of physicians to extend their medical director agreements with us. If we are unable to obtain qualified medical directors to provide supervision of the operations and care provided at our dialysis centers, it could affect physicians’ desire to refer patients to our dialysis centers. If a significant number of physicians were to cease referring patients to our dialysis centers, it would have a material adverse effect on our business, results of operations and financial condition.
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
In addition, currently pending and potential future ballot initiatives or referendums, legislation or policy changes could cause us to incur substantial costs to challenge and prepare for and, if implemented, impose additional requirements on our operations, including increases in the required staffing levels or staffing ratios for clinical personnel, minimum transition times between treatments, limits on how much patients may be charged for care, limitations as to the amount that can be spent on certain medical costs, and a ceiling on the percent of profit for such care. Changes such as these mandated by currently pending and future ballot initiatives or referendums, legislation or policy changes would likely materially reduce our revenues and increase our operating expense and impact our ability to staff our clinics to the new, elevated staffing levels, in particular given the ongoing nationwide shortage of healthcare workers, especially nurses. Any of these events or circumstances could materially reduce our revenues and increase our operating and other costs, require us to close dialysis centers, reduce shifts or negatively impact employee relations, treatment growth and productivity, and could have a material adverse effect on our business, results of operations and financial condition.
Our business is labor intensive and could be materially adversely affected if we are unable to maintain satisfactory relations with our employees or if union organizing activities or legislative changes result in significant increases in our operating costs or decreases in productivity.
Our business is labor intensive, and our financial and operating results have been and continue to be subject to variations in labor-related costs, productivity and the number of pending or potential claims against us related to labor and employment practices. Political or other efforts at the national or local level could result in actions or proposals that increase the likelihood or success of union organizing activities at our facilities and union organizing activities could increase for other reasons. Labor and employment claims, including the filing of class action suits, or work stoppages, wages and benefits or adverse outcomes of these types of claims could trend upwards. Any of these events or circumstances could have a material adverse effect on our employee relations, treatment growth, productivity, business, results of operations and financial condition.
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
As a participant in the healthcare industry, DMG is subject to many of the same risks as our dialysis business is, as described in the risk factors set forth above in this Part II, Item 1A, any of which could have a material adverse effect on DMG’s business, results of operations and financial condition.
Under most of DMG’s agreements with health plans, DMG assumes some or all of the risk that the cost of providing services will exceed its compensation.
Approximately 83% of DMG’s revenue for the three months ended March 31, 2018 is derived from fixed per member per month (PMPM) fees paid by health plans under capitation agreements with DMG or its associated physician groups. While there are variations specific to each arrangement, DMG, through DHPC, a subsidiary of HealthCare Partners Holdings, LLC and a restricted Knox-Keene licensed entity, and, in certain instances, DMG’s associated physician groups, generally contract with health plans to receive a PMPM fee for professional services and assume the financial responsibility for professional services only. In some cases, the health plans separately enter into capitation contracts with third parties (typically hospitals) who receive directly a PMPM fee and assume contractual financial responsibility for hospital services. In other cases, the health plan does not pay any portion of the PMPM fee to the hospital, but rather administers claims for hospital expenses itself. In both scenarios, DMG enters into managed care-related administrative services agreements or similar arrangements with those third parties (typically hospitals) under which DMG agrees to be responsible for utilization review, quality assurance, and other managed care-related administrative functions and claim payments. As compensation for such administrative services, DMG is entitled to receive a percentage of the amount by which the institutional capitation revenue received from health plans exceeds institutional expenses; any such risk-share amount to which DMG is entitled is recorded as medical revenues, and DMG is also responsible for a percentage of any short-fall in the event that institutional expenses exceed institutional revenues. To the extent that members require more care than is anticipated and/or the cost of care increases, aggregate fixed PMPM amounts, or capitation payments, may be insufficient to cover the costs associated with treatment. If medical costs and expenses exceed estimates, except in very limited circumstances, DMG will not be able to increase the PMPM fee received under these risk agreements during their then-current terms and could, directly or indirectly through its contracts with its associated physician groups, suffer losses with respect to such agreements.
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
Historically, DMG’s and its associated physician groups’ medical costs and expenses as a percentage of revenue have fluctuated. Factors that may cause medical expenses to exceed estimates include:

•	the health status of members;

•	higher than expected utilization of new or existing healthcare services or technologies;

•	an increase in the cost of healthcare services and supplies, including pharmaceuticals, whether as a result of inflation or otherwise;

•	changes to mandated benefits or other changes in healthcare laws, regulations and practices;

•	periodic renegotiation of provider contracts with specialist physicians, hospitals and ancillary providers;

•	periodic renegotiation of contracts with DMG’s affiliated primary care physicians and specialists;

•	changes in the demographics of the participating members and medical trends;

•	contractual or claims disputes with providers, hospitals or other service providers within and outside of a health plan’s network;

•	the occurrence of catastrophes, major epidemics or acts of terrorism; and

•	the reduction of health plan premiums.

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
If DMG’s agreements or arrangements with any physician equity holder(s) of associated physicians, physician groups or independent practice associations (IPAs) are deemed invalid under state law, including laws against the corporate practice of medicine, or federal law, or are terminated as a result of changes in state law, or if there is a change in accounting standards by the Financial Accounting Standards Board (FASB) or the interpretation thereof affecting consolidation of entities, it could have a material adverse effect on DMG’s consolidation of total revenues derived from such associated physician groups.
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
Reductions in Medicare Advantage health plan reimbursement rates stemming from healthcare reforms and any future related regulations could have a material adverse effect on DMG’s business, results of operations and financial condition.
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
We took impairment charges against the goodwill of several of our DMG reporting units in five of the ten quarters since the fourth quarter of 2015 based on continuing developments in our DMG business, including recent annual updates to Medicare Advantage benchmark reimbursement rates, changes in our expectations concerning future government reimbursement rates and our expected ability to mitigate them, medical cost and utilization trends, commercial pricing pressures, commercial membership rates, underperformance of certain at-risk reporting units and other market factors. We may also need to take additional impairment charges against earnings in a future period, depending on the impact of continuing developments on the value of our DMG business. Specifically, if DMG’s fair value less the costs incurred in the sale of DMG falls below its carrying amount, we may need to recognize additional impairment charges on this business, and the amount of such charges, if any, could be significant. Our estimates of the fair value of this business rely on certain estimates and assumptions, including the terms and pricing agreed for the sale of this business, as well as applicable market multiples, discount and long-term growth rates, market data and future reimbursement rates, as applicable. Our estimates of the fair value of the DMG business could differ from the actual value that a market participant would pay for this business.
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
The ACA contains a number of provisions that negatively impact Medicare Advantage plans, each of which could have a material adverse effect on DMG’s business, results of operations and financial condition. These provisions include the following:

•
Medicare Advantage benchmarks for 2011 were frozen at 2010 levels. From 2012 through 2016, Medicare Advantage benchmark rates were phased down from prior levels. The new benchmarks were fully phased-in in 2017 and range between 95% and 115% of the Medicare Fee-for-Service (Medicare FFS) costs, depending on a plan’s geographic area. If our costs escalate faster than can be absorbed by the level of revenues implied by these benchmark rates, then it could have a material adverse effect on DMG’s business and results of operations.

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

Recent legislative and executive efforts to enact further healthcare reform legislation have caused the future state of the exchanges, other ACA reforms, and many core aspects of the current U.S. health care system to be unclear. For example, in October 2017, the federal government announced that cost-sharing reduction payments to insurers would end, effective immediately, unless Congress appropriated the funds, and, in December 2017, Congress passed the Tax Cuts and Jobs Act, which includes a provision that eliminates the penalty under the ACA’s individual mandate effective January 1, 2019 and could impact the future state of the exchanges. Further, in February 2018, Congress passed the BBA which, among other things, repealed the Independent Payment Advisory Board that was established by the ACA and intended to reduce the rate of growth in Medicare spending. While certain provisions of the BBA may increase the scope of benefits available for certain chronically ill Federal health care program beneficiaries beginning in 2020, the ultimate impact of such changes cannot be predicted. While specific changes and their timing are not yet apparent, enacted reforms and future legislative, regulatory, or executive changes could have a material adverse effect on DMG’s business, results of operations and financial condition.
There is also uncertainty regarding both Medicare Advantage payment rates and beneficiary enrollment, which, if reduced, would reduce DMG’s overall revenues and net income. For example, although the Congressional Budget Office (CBO) predicted in 2010 that Medicare Advantage participation would drop substantially by 2020, the CBO has more recently predicted, without taking into account potential future reforms, that enrollment in Medicare Advantage (and other contracts covering Medicare Parts A and B) could reach 31 million by 2027. Although Medicare Advantage enrollment increased by approximately 5.6 million, or by 50%, between the enactment of the ACA in 2010 and 2015, there can be no assurance that this trend will continue. Further, fluctuation in Medicare Advantage payment rates are evidenced by CMS’s annual announcement of the expected average change in revenue from the prior year: for 2018, CMS announced an average increase of 0.45%; and for 2019, 1.8%. Uncertainty over Medicare Advantage enrollment and payment rates present a continuing risk to DMG’s business.
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
For the three months ended March 31, 2018, 71% of DMG’s consolidated capitated medical revenues were earned through contracts with three health plans.
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
In June 2015, we received a subpoena from the OIG requesting information relating to our and our subsidiaries' (including DMG's and its subsidiary JSA’s) provision of services to Medicare Advantage plans and related patient diagnosis coding and risk adjustment submissions and payments. See Note 10 to the condensed consolidated financial statements included in this report for further details and discussions of legal proceedings elsewhere in these Risk Factors.
Additionally, CMS audits Medicare Advantage plans for documentation to support RAF-related payments for members chosen at random. The Medicare Advantage plans ask providers to submit the underlying documentation for members that they serve. It is possible that claims associated with members with higher RAF scores could be subject to more scrutiny in a CMS or plan audit. There is a possibility that a Medicare Advantage plan may seek repayment from DMG should CMS make any payment adjustments to the Medicare Advantage plan as a result of its audits. The plans also may hold DMG liable for any penalties owed to CMS for inaccurate or unsupportable RAF scores provided by DMG. In addition, DMG could be liable for penalties to the government under the FCA that range from $5,500 to $11,000 (adjusted for inflation) for each false claim, plus up to three times the amount of damages caused by each false claim, which can be as much as the amounts received directly or indirectly from the government for each such false claim. On January 29, 2018, the DOJ issued a final rule announcing adjustments to FCA penalties, under which the per claim penalty range increases from $11,181 to $22,363 for penalties assessed after January 29, 2018, so long as the underlying conduct occurred after November 2, 2015.
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
Separately, as described in further detail in Note 10 to the condensed consolidated financial statements included in this report, in March 2015, JSA, a subsidiary of DMG, received a subpoena from the OIG that relates, in part, to risk adjustment practices and data. See also discussions of legal proceedings elsewhere in these Risk Factors.
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
DMG’s failure to successfully implement and maintain all of its systems could have a material adverse effect on its business, financial condition and results of operations. For example, DMG’s failure to successfully operate its billing systems could lead to potential violations of healthcare laws and regulations. If DMG is unable to handle its claims volume, or if DMG is unable to pay claims timely, DMG may become subject to a health plan’s corrective action plan or de-delegation until the problem is corrected, and/or termination of the health plan’s agreement with DMG. This could have a material adverse effect on DMG’s operations and profitability. In addition, if DMG’s claims processing system is unable to process claims accurately, the data DMG uses for its incurred but not reported estimates could be incomplete and DMG’s ability to accurately estimate claims liabilities and establish adequate reserves could be adversely affected. Finally, if DMG’s management information systems are unable to function in compliance with applicable state or federal rules and regulations, including medical information confidentiality laws such as HIPAA, possible penalties and fines due to this lack of compliance could have a material adverse effect on DMG’s financial condition, and results of operations.
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
Most of our outstanding employee stock-based compensation awards include a provision accelerating the vesting of the awards in the event of a change of control. We also maintain a change of control protection program for our employees who do not have a significant number of stock awards, which has been in place since 2001, and which provides for cash bonuses to the employees in the event of a change of control. Based on the market price of our common stock and shares outstanding on March 31, 2018, these cash bonuses would total approximately $464 million if a change of control transaction occurred at that price and our Board of Directors did not modify this program. These change of control provisions may affect the price an acquirer would be willing to pay for our Company.
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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
(c) Share repurchases
The following table summarizes the Company’s repurchases of its common stock during the first quarter of 2018:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
Period
January 1-31, 2018	519,227	$76.63	519,227	$1,079.3
February 1-28, 2018	937,180	73.63	937,180	1,010.3
March 1-31, 2018	2,740,897	69.17	2,740,897	820.7
Total	4,197,304	$71.09	4,197,304

On October 10, 2017, our Board of Directors approved an additional share repurchase authorization in the amount of approximately $1.253 billion. This share repurchase authorization was in addition to the approximately $247 million remaining at that time under our Board of Directors’ prior share repurchase authorization announced in July 2016. We are authorized to make purchases from time to time in the open market or in privately negotiated transactions, including without limitation, through accelerated share repurchase transactions, derivative transactions, tender offers, Rule 10b5-1 plans or any combination of the foregoing, depending upon market conditions and other considerations. During the quarter ended March 31, 2018, we repurchased a total of 4,197,304 shares of our common stock for approximately $298 million at an average price of $71.09 per share. As of May 2, 2018, we had approximately $545 million remaining in Board authorizations available for share repurchases under our stock repurchase program. Although these share repurchase authorizations have no expiration dates, we are subject to share repurchase limitations under the terms of the senior secured credit facilities and the indentures governing our senior notes.
Items 3, 4 and 5 are not applicable
Item 6.            Exhibits
(a) Exhibits
The information required by this Item is set forth in the Index to Exhibits that precedes the signature page of this Quarterly Report on Form 10-Q.

INDEX TO EXHIBITS

Exhibit
Number

10.1	Amendment to Stock Appreciation Rights Agreements, entered into effective as of March 1, 2018, by and between DaVita Inc. and Carol Anthony Davidson. ✓*

10.2	DaVita Inc. Non-Employee Director Compensation Policy, adopted on March 29, 2018. ✓*

10.3	Consulting Agreement, made and entered into as of April 9, 2018, by and between DaVita Inc. and Jeanine Jiganti. ✓*

12.1	Ratio of earnings to fixed charges. ✓

31.1	Certification of the Chief Executive Officer, dated May 3, 2018, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

31.2	Certification of the Chief Financial Officer, dated May 3, 2018, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

32.1	Certification of the Chief Executive Officer, dated May 3, 2018, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

32.2	Certification of the Chief Financial Officer, dated May 3, 2018, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

101.INS	XBRL Instance Document. ✓

101.SCH	XBRL Taxonomy Extension Schema Document. ✓

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. ✓

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. ✓

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. ✓

101.PRE	XBRL Taxonomy Extension Presentation, Linkbase Document. ✓

✓	Filed herewith.
*	Management contract or executive compensation plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAVITA INC.

BY:	/s/ JAMES K. HILGER
James K. Hilger
Chief Accounting Officer*
Date: May 3, 2018

*	Mr. Hilger has signed both on behalf of the Registrant as a duly authorized officer and as the Registrant’s principal accounting officer.