Form 10-Q
period 2018-06-30
DAVITA INC.
filed 2018-08-01
CIK 927066

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
As of July 31, 2018, the number of shares of the Registrant’s common stock outstanding was approximately 166.9 million shares.

DAVITA INC.

Note: Items 3 and 4 of Part II are omitted because they are not applicable.

i

DAVITA INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Dialysis and related lab patient service revenues	$2,718,403	$2,494,609	$5,309,477	$4,917,395
Provision for uncollectible accounts	(49,406)	(109,600)	(23,861)	(216,658)
Net dialysis and related lab patient service revenues	2,668,997	2,385,009	5,285,616	4,700,737
Other revenues	217,956	314,390	450,781	629,913
Total revenues	2,886,953	2,699,399	5,736,397	5,330,650
Operating expenses and charges:
Patient care costs and other costs	2,069,089	1,894,664	4,104,674	3,746,709
General and administrative	264,094	262,796	530,623	525,691
Depreciation and amortization	147,079	140,026	289,878	272,910
Equity investment (income) loss	(9,795)	825	(9,950)	148
Provision for uncollectible accounts	(2,100)	(606)	(8,100)	1,304
Investment and other asset impairments	11,245	—	11,245	15,168
Goodwill impairment charges	3,106	10,498	3,106	34,696
Gain on changes in ownership interests, net	(33,957)	—	(33,957)	(6,273)
Gain on settlement, net	—	—	—	(526,827)
Total operating expenses and charges	2,448,761	2,308,203	4,887,519	4,063,526
Operating income	438,192	391,196	848,878	1,267,124
Debt expense	(119,692)	(107,934)	(233,208)	(212,331)
Other income, net	1,994	4,798	6,576	8,784
Income from continuing operations before income taxes	320,494	288,060	622,246	1,063,577
Income tax expense	83,868	101,915	154,605	383,580
Net income from continuing operations	236,626	186,145	467,641	679,997
Net income (loss) from discontinued operations, net of tax	69,696	(24,520)	63,910	(18,087)
Net income	306,322	161,625	531,551	661,910
Less: Net income attributable to noncontrolling interests	(39,046)	(34,624)	(85,589)	(87,212)
Net income attributable to DaVita Inc.	$267,276	$127,001	$445,962	$574,698
Earnings per share:
Basic net income from continuing operations per share attributable to DaVita Inc.	$1.16	$0.79	$2.23	$3.09
Basic net income per share attributable to DaVita Inc.	$1.56	$0.66	$2.54	$3.00
Diluted net income from continuing operations per share attributable to DaVita Inc.	$1.15	$0.78	$2.19	$3.04
Diluted net income per share attributable to DaVita Inc.	$1.53	$0.65	$2.51	$2.95
Weighted average shares for earnings per share:
Basic	171,617,238	191,088,216	175,267,270	191,728,913
Diluted	174,105,884	193,987,983	177,949,934	194,630,936
Amounts attributable to DaVita Inc.:
Net income from continuing operations	$199,603	$151,292	$390,618	$592,197
Net income (loss) from discontinued operations	67,673	(24,291)	55,344	(17,499)
Net income attributable to DaVita Inc.	$267,276	$127,001	$445,962	$574,698

See notes to condensed consolidated financial statements.

DAVITA INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net income	$306,322	$161,625	$531,551	$661,910
Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on interest rate cap agreements:
Unrealized (losses) gains on interest rate cap agreements	(268)	(1,815)	782	(5,002)
Reclassifications of net realized losses on interest rate cap agreements into net income	1,537	1,265	3,074	2,529
Unrealized gains on investments:
Unrealized gains on investments	—	1,057	—	2,614
Reclassification of net investment realized gains into net income	—	(71)	—	(211)
Unrealized (losses) gains on foreign currency translation:
Foreign currency translation adjustments	(50,529)	49,142	(30,648)	62,403
Other comprehensive (loss) income	(49,260)	49,578	(26,792)	62,333
Total comprehensive income	257,062	211,203	504,759	724,243
Less: Comprehensive income attributable to noncontrolling interests	(39,046)	(34,624)	(85,589)	(87,210)
Comprehensive income attributable to DaVita Inc.	$218,016	$176,579	$419,170	$637,033
 See notes to condensed consolidated financial statements.

DAVITA INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands, except per share data)

	June 30, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$389,264	$508,234
Restricted cash and equivalents	90,884	10,686
Short-term investments	4,528	32,830
Accounts receivable, net	1,842,108	1,714,750
Inventories	112,729	181,799
Other receivables	471,802	372,919
Income tax receivable	23,540	49,440
Prepaid and other current assets	97,426	112,058
Current assets held for sale	6,053,081	5,761,642
Total current assets	9,085,362	8,744,358
Property and equipment, net of accumulated depreciation of $3,328,176 and $3,103,662	3,229,098	3,149,213
Intangible assets, net of accumulated amortization of $362,054 and $356,774	100,255	113,827
Equity method and other investments	249,020	245,534
Long-term investments	34,200	37,695
Other long-term assets	59,070	47,287
Goodwill	6,678,559	6,610,279
	$19,435,564	$18,948,193
LIABILITIES AND EQUITY
Accounts payable	$542,272	$509,116
Other liabilities	568,536	552,662
Accrued compensation and benefits	633,092	616,116
Current portion of long-term debt	1,768,514	178,213
Current liabilities held for sale	1,271,364	1,185,070
Total current liabilities	4,783,778	3,041,177
Long-term debt	8,175,573	9,158,018
Other long-term liabilities	418,123	365,325
Deferred income taxes	526,425	486,247
Total liabilities	13,903,899	13,050,767
Commitments and contingencies:
Noncontrolling interests subject to put provisions	1,047,158	1,011,360
Equity:
Preferred stock ($0.001 par value, 5,000,000 shares authorized; none issued)
Common stock ($0.001 par value, 450,000,000 shares authorized; 182,815,212 and 182,462,278 shares issued and 170,820,196 and 182,462,278 shares outstanding, respectively)	183	182
Additional paid-in capital	1,022,783	1,042,899
Retained earnings	4,088,043	3,633,713
Treasury stock (11,995,016 and zero shares, respectively)	(809,900)	—
Accumulated other comprehensive (loss) income	(21,925)	13,235
Total DaVita Inc. shareholders' equity	4,279,184	4,690,029
Noncontrolling interests not subject to put provisions	205,323	196,037
Total equity	4,484,507	4,886,066
	$19,435,564	$18,948,193
See notes to condensed consolidated financial statements.

DAVITA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Six months ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$531,551	$661,910
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	289,878	390,244
Impairment charges	14,351	100,483
Stock-based compensation expense	19,861	17,504
Deferred income taxes	56,882	40,938
Equity investment income, net	(434)	9,367
Gain on sales of business interests, net	(59,053)	(6,273)
Other non-cash charges, net	44,337	28,611
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivable	(101,746)	(113,208)
Inventories	71,632	(31,067)
Other receivables and other current assets	(91,685)	(108,852)
Other long-term assets	3,454	(12,124)
Accounts payable	35,228	(55,897)
Accrued compensation and benefits	23,818	(63,727)
Other current liabilities	58,321	13,991
Income taxes	24,356	123,637
Other long-term liabilities	3,824	19,520
Net cash provided by operating activities	924,575	1,015,057
Cash flows from investing activities:
Additions of property and equipment	(473,977)	(398,940)
Acquisitions	(89,465)	(619,839)
Proceeds from asset and business sales	116,241	70,236
Purchase of investments available for sale	(4,195)	(6,812)
Purchase of investments held-to-maturity	(3,726)	(220,591)
Proceeds from sale of investments available for sale	5,662	5,049
Proceeds from investments held-to-maturity	32,628	320,484
Purchase of equity investments	(10,241)	(1,194)
Distributions received on equity investments	3,009	—
Net cash used in investing activities	(424,064)	(851,607)

DAVITA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - (continued)
(unaudited)
(dollars in thousands)

	Six months ended June 30,
	2018	2017
Cash flows from financing activities:
Borrowings	28,128,131	25,529,555
Payments on long-term debt and other financing costs	(27,556,348)	(25,593,587)
Purchase of treasury stock	(805,179)	(231,674)
Stock award exercises and other share issuances, net	3,132	8,163
Distributions to noncontrolling interests	(94,006)	(116,075)
Contributions from noncontrolling interests	31,569	39,872
Proceeds from sales of additional noncontrolling interests	15	—
Purchases of noncontrolling interests	(13,223)	(1,432)
Net cash used in financing activities	(305,909)	(365,178)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3,473)	4,192
Net increase (decrease) in cash, cash equivalents and restricted cash	191,129	(197,536)
Less: Net increase in cash, cash equivalents and restricted cash from discontinued operations	229,901	32,720
Net decrease in cash, cash equivalents and restricted cash from continuing operations	(38,772)	(230,256)
Cash, cash equivalents and restricted cash of continuing operations at beginning of the year	518,920	683,463
Cash, cash equivalents and restricted cash of continuing operations at end of the period	$480,148	$453,207

See notes to condensed consolidated financial statements.

DAVITA INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)
(dollars and shares in thousands)

	Non- controlling interests subject to put provisions	DaVita Inc. Shareholders’ Equity								Non- controlling interests not subject to put provisions
				Additional paid-in capital				Accumulated other comprehensive (loss) income
		Common stock			Retained earnings	Treasury stock
		Shares	Amount			Shares	Amount		Total
December 31, 2016	$973,258	194,554	$195	$1,027,182	$3,710,313	—	$—	$(89,643)	$4,648,047	$201,694
Comprehensive income:
Net income	103,641				663,618				663,618	63,296
Other comprehensive income								102,878	102,878	(2)
Stock purchase shares issued		360		22,131					22,131
Stock unit shares issued		117		(101)					(101)
Stock-settled SAR shares issued		398		—					—
Stock-settled stock-based compensation expense				34,981					34,981
Changes in noncontrolling interest from:
Distributions	(128,853)									(82,614)
Contributions	52,911									21,641
Acquisitions and divestitures	43,799			(823)					(823)	(5,770)
Partial purchases	(397)			(2,752)					(2,752)	(2,208)
Fair value remeasurements	(32,999)			32,999					32,999
Purchase of treasury stock						(12,967)	(810,949)		(810,949)
Retirement of treasury stock		(12,967)	(13)	(70,718)	(740,218)	12,967	810,949		—
Balance at December 31, 2017	$1,011,360	182,462	$182	$1,042,899	$3,633,713	—	$—	$13,235	$4,690,029	$196,037
Cumulative effect of change in accounting principle					8,368			(8,368)	—
Comprehensive income:
Net income	52,278				445,962				445,962	33,311
Other comprehensive loss								(26,792)	(26,792)
Stock unit shares issued		146		(448)					(448)
Stock-settled SAR shares issued		207	1	(4,886)					(4,885)
Stock-settled stock-based compensation expense				19,832					19,832
Changes in noncontrolling interest from:
Distributions	(57,997)									(36,009)
Contributions	19,176									12,393
Acquisitions and divestitures	665			79					79	(203)
Partial purchases	(820)			(12,197)					(12,197)	(206)
Fair value remeasurements	22,496			(22,496)					(22,496)
Purchase of treasury stock						(11,995)	(809,900)		(809,900)
Balance at June 30, 2018	$1,047,158	182,815	$183	$1,022,783	$4,088,043	(11,995)	$(809,900)	$(21,925)	$4,279,184	$205,323
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

1.	Condensed consolidated interim financial statements
The condensed consolidated interim financial statements included in this report are prepared by the Company without audit. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations are reflected in these condensed consolidated interim financial statements. All significant intercompany accounts and transactions have been eliminated. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The most significant estimates and assumptions underlying these financial statements and accompanying notes generally involve revenue recognition and accounts receivable, contingencies, impairments of goodwill and investments, accounting for income taxes, long-term variable compensation accruals, consolidation of variable interest entities and certain fair value estimates. The results of operations for the six months ended June 30, 2018 are not necessarily indicative of the operating results for the full year. The condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Prior year balances and amounts have been reclassified to conform to the current year presentation. The Company has evaluated subsequent events through the date these condensed consolidated financial statements were issued and has included all necessary adjustments and disclosures.

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
The adoption of this new standard primarily changed the Company’s presentation of revenues, provision for uncollectible accounts and allowance for doubtful accounts. Topic 606 requires revenue to be recognized based on the Company’s estimate of the transaction price the Company expects to collect as a result of satisfying its performance obligations. Accordingly, for performance obligations satisfied after the adoption of Topic 606, the Company no longer separately presents a provision for uncollectible accounts on the consolidated income statement and no longer presents the related allowance for doubtful accounts on the consolidated balance sheet. However, as a result of the Company’s election to apply Topic 606 only to contracts not substantially completed as of January 1, 2018, the Company continues to maintain an allowance for doubtful accounts related to performance obligations satisfied prior to the adoption of Topic 606. Net collections or write-offs of accounts receivable generated prior to January 1, 2018, beyond amounts previously reserved thereon, are presented in the provision for uncollectible accounts on the consolidated income statement in accordance with Topic 605.
The Company’s allowance for doubtful accounts related to performance obligations satisfied prior to the adoption of Topic 606 was $110,962 and $218,399 as of June 30, 2018 and December 31, 2017, respectively.
There are significant risks associated with estimating revenue, which generally take several years to resolve. These estimates are subject to ongoing insurance coverage changes, geographic coverage differences, differing interpretations of contract coverage and other payor issues, as well as patient issues including determining applicable primary and secondary coverage, changes in patient coverage and coordination of benefits. As these estimates are refined over time, both positive and negative adjustments to revenue are recognized in the current period. As a result of changes in these estimates, additional revenue was recognized during the three and six months ended June 30, 2018 associated with performance obligations satisfied in years prior to the adoption of Topic 606 of $8,817 and $76,227, respectively, which includes a benefit of $12,000 and $36,000 for those respective periods from electing to apply Topic 606 only to contracts not substantially completed as of January 1, 2018.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

The following table summarizes the Company's segment revenues by primary payor source:

	For the three months ended
	June 30, 2018			June 30, 2017(1)
	U.S. dialysis and related lab services	Other - Ancillary services and strategic initiatives	Consolidated	U.S. dialysis and related lab services	Other - Ancillary services and strategic initiatives	Consolidated
Patient service revenues:
Medicare and Medicare Advantage	$1,526,066	$	$1,526,066	$1,313,504	$	$1,313,504
Medicaid and Managed Medicaid	150,288		150,288	151,286		151,286
Other government	110,338	86,530	196,868	90,712	62,604	153,316
Commercial	796,732	19,139	815,871	764,864	15,324	780,188
Other revenues:
Medicare and Medicare Advantage		154,028	154,028		225,511	225,511
Medicaid and Managed Medicaid		16,158	16,158		19,020	19,020
Commercial		17,006	17,006		26,812	26,812
Other(2)	4,919	35,034	39,953	4,849	44,322	49,171
Eliminations of intersegment revenues	(20,096)	(9,189)	(29,285)	(13,285)	(6,124)	(19,409)
Total	$2,568,247	$318,706	$2,886,953	$2,311,930	$387,469	$2,699,399

(1)
As noted above, prior period amounts have not been adjusted under the cumulative effect method. The Company's dialysis and related lab services revenues for the three months ended June 30, 2017 has been presented net of the provision for uncollectible accounts of $109,600 in this table to conform to the current period presentation.

(2)	Other consists of management fees and revenue from the Company's ancillary services and strategic initiatives.

	For the six months ended
	June 30, 2018			June 30, 2017(1)
	U.S. dialysis and related lab services	Other - Ancillary services and strategic initiatives	Consolidated	U.S. dialysis and related lab services	Other - Ancillary services and strategic initiatives	Consolidated
Patient service revenues:
Medicare and Medicare Advantage	$3,011,258	$	$3,011,258	$2,586,100	$	$2,586,100
Medicaid and Managed Medicaid	307,783		307,783	295,871		295,871
Other government	217,458	169,068	386,526	182,704	110,366	293,070
Commercial	1,579,711	38,857	1,618,568	1,521,574	29,206	1,550,780
Other revenues:
Medicare and Medicare Advantage		296,786	296,786		450,713	450,713
Medicaid and Managed Medicaid		31,949	31,949		37,615	37,615
Commercial		57,427	57,427		52,020	52,020
Other(2)	10,033	73,973	84,006	10,159	91,899	102,058
Eliminations of intersegment revenues	(38,519)	(19,387)	(57,906)	(25,084)	(12,493)	(37,577)
Total	$5,087,724	$648,673	$5,736,397	$4,571,324	$759,326	$5,330,650

(1)
As noted above, prior period amounts have not been adjusted under the cumulative effect method. The Company's dialysis and related lab services revenues for the six months ended June 30, 2017 has been presented net of the provision for uncollectible accounts of $216,658 in this table to conform to the current period presentation.

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
Commercial revenue recognition also involves significant estimating risks. With many larger, commercial insurers the Company has several different contracts and payment arrangements, and these contracts often include only a subset of the Company’s centers. In certain circumstances, it may not be possible to determine which contract, if any, should be applied prior to billing. In addition, for services provided by non-contracted centers, final collection may require specific negotiation of a payment amount, typically at a significant discount from the Company’s usual and customary rates.
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
The reconciliations of the numerators and denominators used to calculate basic and diluted earnings per share were as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Numerators:
Net income from continuing operations attributable to DaVita Inc.	$199,603	$151,292	$390,618	$592,197
Change in noncontrolling interest redemption rights in excess of fair value	(98)	—	(98)	—
Net income from continuing operations for basic earnings per share calculation	199,505	151,292	390,520	592,197
Net income (loss) from discontinued operations attributable to DaVita Inc.	67,673	(24,291)	55,344	(17,499)
Net income attributable to DaVita Inc. for basic earnings per share calculation	$267,178	$127,001	$445,864	$574,698
Basic:
Weighted average shares outstanding during the period	173,811	193,282	177,461	193,923
Contingently returnable shares held in escrow for the DaVita HealthCare Partners merger	(2,194)	(2,194)	(2,194)	(2,194)
Weighted average shares for basic earnings per share calculation	171,617	191,088	175,267	191,729

Basic net income from continuing operations per share attributable to DaVita Inc.	$1.16	$0.79	$2.23	$3.09
Basic net income (loss) from discontinued operations per share attributable to DaVita Inc.	0.40	(0.13)	0.31	(0.09)
Basic net income per share attributable to DaVita Inc.	$1.56	$0.66	$2.54	$3.00
Diluted:
Weighted average shares outstanding during the period	173,811	193,282	177,461	193,923
Assumed incremental shares from stock plans	295	706	489	708
Weighted average shares for diluted earnings per share calculation	174,106	193,988	177,950	194,631

Diluted net income from continuing operations per share attributable to DaVita Inc.	$1.15	$0.78	$2.19	$3.04
Diluted net income (loss) from discontinued operations per share attributable to DaVita Inc.	0.38	(0.13)	0.32	(0.09)
Diluted net income per share attributable to DaVita Inc.	$1.53	$0.65	$2.51	$2.95
Anti-dilutive stock-settled awards excluded from calculation(1)	6,227	3,780	4,840	3,603

(1)	Shares associated with stock-settled stock appreciation rights excluded from the diluted denominator calculation because they are antidilutive under the treasury stock method.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

4.	Restricted cash and equivalents
The Company had restricted cash and cash equivalents of $90,884 and $10,686 at June 30, 2018 and December 31, 2017, respectively. Approximately $78,513 of the balance at June 30, 2018 represents restricted cash equivalents held in trust to satisfy insurer and state regulatory requirements related to the Company's self-insurance for professional and general liability and workers' compensation risks administered by wholly-owned captive insurance entities. Prior to the first quarter of 2018, these requirements were satisfied by a letter of credit rather than restricted cash held in trust. The remaining restricted cash and equivalents held at June 30, 2018 and December 31, 2017 primarily represent cash pledged to third parties in connection with two of the Company's ancillary and strategic initiatives businesses.

5.	Short-term and long-term investments

Effective January 1, 2018, the Company adopted ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this ASU revise accounting related to (i) the classification and measurement of investments in equity securities and (ii) the presentation of certain fair value changes for financial liabilities at fair value. The Company also adopted ASU 2018-03 which provides related technical corrections and improvements. The principal effect of these ASUs on the Company's consolidated financial statements is that, prior to adoption of ASU 2016-01, changes in the fair values of investments in equity securities with readily determinable fair values or redemption values were recognized in other comprehensive income until realized, while under ASU 2016-01 all changes in the fair values of these equity securities are recognized in current earnings. The adoption of these ASUs did not have a material impact on these condensed consolidated financial statements.

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
The Company’s investments in these short-term and long-term debt and equity investments consist of the following:

	June 30, 2018			December 31, 2017
	Debt securities	Equity securities	Total	Debt securities	Equity securities	Total
Certificates of deposit and other time deposits	$2,228	$—	$2,228	$31,630	$—	$31,630
Investments in mutual funds and common stock	—	36,500	36,500	—	38,895	38,895
	$2,228	$36,500	$38,728	$31,630	$38,895	$70,525
Short-term investments	$2,228	$2,300	$4,528	$31,630	$1,200	$32,830
Long-term investments	—	34,200	34,200	—	37,695	37,695
	$2,228	$36,500	$38,728	$31,630	$38,895	$70,525
Debt securities: The Company's short-term debt investments are principally bank certificates of deposit with contractual maturities longer than three months but shorter than one year. These debt securities are accounted for as held to maturity and recorded at amortized cost, which approximates their fair values at June 30, 2018 and December 31, 2017.
Equity securities: The Company's equity investments in mutual funds and common stock are held within a trust to fund existing obligations associated with several of the Company’s non-qualified deferred compensation plans. During the six months ended June 30, 2018, the Company recognized pre-tax net gains of $619 in the income statement associated with

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

changes in the fair value of these equity securities, comprised of pre-tax realized gains of $3,904 and a net decrease in unrealized gains of $3,285. During the six months ended June 30, 2017, the Company recognized pre-tax realized gains on the sale or redemption of equity securities of $346, or $211 after-tax, which was previously recorded in other comprehensive income.

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
The total carrying amount of equity investments carried under the adjusted cost method measurement alternative at June 30, 2018 was $12,386. Through June 30, 2018, there have been no meaningful impairments or other downward or upward valuation adjustments recognized on these investments.
Total equity method and other investments in nonconsolidated businesses were $249,020 and $245,534 at June 30, 2018 and December 31, 2017, respectively. During the six months ended June 30, 2018 and 2017, the Company recognized equity investment income of $9,950 and loss of $148, respectively, from equity method investments in nonconsolidated businesses.
The Company's largest equity method investment is its ownership interest in DaVita Care Pte. Ltd. (the APAC JV), which was carried at $155,802 and $160,481 at June 30, 2018 and December 31, 2017, respectively. The Company recognized a non-cash other-than-temporary impairment on this investment of $280,066 in the fourth quarter of 2017.
As of June 30, 2018 and December 31, 2017, the Company holds a 60% voting interest and a 73.3% current economic interest in the APAC JV. Based on the governance structure and voting rights established for the APAC JV at its formation on August 1, 2016, certain key decisions affecting the joint venture’s operations are not subject to the unilateral discretion of the Company, but rather are shared with the other noncontrolling investors. These other noncontrolling investors currently collectively hold a 40% voting interest and a 26.7% economic interest in the APAC JV, and their economic interests are expected to increase to match their voting interests in the joint venture as they make additional subscribed capital contributions through August 1, 2019.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

7.	Goodwill
Changes in goodwill by reportable segment were as follows:

	U.S. dialysis and related lab services	Other-ancillary services and strategic initiatives	Consolidated total
Balance at January 1, 2017	$5,691,587	$323,788	$6,015,375
Acquisitions	485,434	131,598	617,032
Divestitures	(32,260)	(126)	(32,386)
Goodwill impairment charges	—	(36,196)	(36,196)
Foreign currency and other adjustments	—	46,454	46,454
Balance at December 31, 2017	$6,144,761	$465,518	$6,610,279
Acquisitions	6,357	99,863	106,220
Divestitures	(218)	(15,166)	(15,384)
Goodwill impairment charges	—	(3,106)	(3,106)
Foreign currency and other adjustments	—	(19,450)	(19,450)
Balance at June 30, 2018	$6,150,900	$527,659	$6,678,559

Balance at June 30, 2018:
Goodwill	$6,150,900	$561,937	$6,712,837
Accumulated impairment charges	—	(34,278)	(34,278)
	$6,150,900	$527,659	$6,678,559
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
During the three and six months ended June 30, 2018, the Company performed scheduled annual and other reporting unit goodwill impairment assessments, including for the Company’s Brazil dialysis and German integrated healthcare businesses. As a result, the Company recognized a goodwill impairment charge of $3,106 at its German integrated healthcare business.
During the three and six months ended June 30, 2017, the Company recognized goodwill impairment charges of $10,498 and $34,696, respectively, at the Company’s vascular access reporting unit. These charges resulted primarily from continuing changes in the Company's outlook for this business as the Company's partners and operators continued to evaluate potential changes in operations, including termination of their management services agreements and center closures, as a result of recent changes in Medicare reimbursement. There is no goodwill remaining at the Company's vascular access reporting unit.
As of June 30, 2018, the Company’s Brazil dialysis business had a goodwill balance of $54,940 with an excess of estimated fair value over its carrying amount as of the latest assessment date of 9.8%. Future reductions in reimbursement rates,

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

changes in actual or expected growth rates, or other significant adverse changes in expected future cash flows or valuation assumptions could result in goodwill impairment charges in the future for this Brazil dialysis business. As of the latest assessment date, the potential impact on estimated fair value of a sustained, long-term reduction of 3% in operating income was (2.5)% and the potential impact on estimated fair value of an increase in discount rates of 100 basis points was (7.3)%.
Except as described above and in the Company’s annual report on Form 10-K for the year ended December 31, 2017, none of the Company's various other reporting units were considered at risk of significant goodwill impairment as of June 30, 2018. Since the dates of the Company's last annual goodwill impairment assessments, there have been certain developments, events, changes in operating performance and other changes in key circumstances that have affected the Company's businesses. However, these changes did not cause management to believe it is more likely than not that the fair value of any of the Company's reporting units would be less than their respective carrying amounts as of June 30, 2018.

8.	Income taxes
As of June 30, 2018, the Company’s total liability for unrecognized tax benefits relating to tax positions that do not meet the more-likely-than-not threshold was $39,966, of which $37,123 would impact the Company's effective tax rate if recognized. The total balance increased $7,190 from the December 31, 2017 balance of $32,776.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in its income tax expense. At June 30, 2018 and December 31, 2017, the Company had approximately $6,642 and $4,195, respectively, accrued for interest and penalties related to unrecognized tax benefits, net of federal tax benefits.
The Company performed a provisional analysis of the Tax Cuts and Jobs Act of 2017 (2017 Tax Act) and recorded a reasonable estimate at December 31, 2017. The Company is in the process of completing its analysis with regards to the 2017 Tax Act and will record any adjustments to its estimate on or before December 22, 2018, with any adjustments to be recorded to income tax expense in the period when the adjustments are determined. As of June 30, 2018, the Company has not made any material adjustments to the December 31, 2017 estimates.
9.     Long-term debt
Long-term debt was comprised of the following:

	June 30, 2018	December 31, 2017
Senior secured credit facilities:
Term Loan A	$725,000	$775,000
Term Loan A-2	952,000	—
Term Loan B	3,360,000	3,377,500
Revolver	—	300,000
Senior notes	4,500,000	4,500,000
Acquisition obligations and other notes payable	172,692	150,512
Capital lease obligations	292,296	297,170
Total debt principal outstanding	10,001,988	9,400,182
Discount and deferred financing costs	(57,901)	(63,951)
	9,944,087	9,336,231
Less current portion	(1,768,514)	(178,213)
	$8,175,573	$9,158,018

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

Scheduled maturities of long-term debt at June 30, 2018 were as follows:

2018 (remainder of the year)	95,011
2019	1,712,246
2020	74,792
2021	3,311,046
2022	1,287,741
2023	162,580
Thereafter	3,358,572
On March 29, 2018, the Company entered into an Increase Joinder No. 1 (Increase Joinder Agreement) under its existing senior secured credit facilities. Pursuant to this Increase Joinder Agreement, the Company entered into an additional $995,000 Term Loan A-2. The new Term Loan A-2 bears interest at LIBOR plus an interest rate margin of 1.00%. As of June 30, 2018, the Company had drawn $952,000 of the Term Loan A-2. The remaining amount of $43,000 on Term Loan A-2 was drawn subsequent to June 30, 2018.
During the first six months of 2018, the Company made mandatory principal payments under its senior secured credit facilities totaling $50,000 on Term Loan A and $17,500 on Term Loan B.
As of June 30, 2018, the Company maintains several active and forward interest rate cap agreements that have the economic effect of capping the Company's maximum exposure to LIBOR variable interest rate changes on specific portions of the Company's floating rate debt, as described below. The cap agreements are designated as cash flow hedges and, as a result, changes in the fair values of these cap agreements are reported in other comprehensive income. The amortization of the original cap premium is recognized as a component of debt expense on a straight-line basis over the terms of the cap agreements. The cap agreements do not contain credit-risk contingent features.
On June 30, 2018, the Company's interest rate cap agreements that were entered into in November 2014 with notional amounts totaling $3,500,000 expired. These cap agreements became effective September 30, 2016 and had the economic effect of capping the LIBOR variable component of the Company’s interest rate at a maximum of 3.50% on an equivalent amount of the Company’s debt. During the six months ended June 30, 2018, the Company recognized debt expense of $4,140 from these cap agreements and recorded an immaterial loss in other comprehensive income due to a decrease in unrealized fair value of these cap agreements.
As of June 30, 2018, the Company maintains several currently effective interest rate cap agreements that were entered into in October 2015 with notional amounts totaling $3,500,000. These cap agreements became effective June 29, 2018 and have the economic effect of capping the LIBOR variable component of the Company’s interest rate at a maximum of 3.50% on an equivalent amount of its debt. These cap agreements expire on June 30, 2020. As of June 30, 2018, the total fair value of these cap agreements was an asset of approximately $2,085. During the six months ended June 30, 2018, the Company recorded a gain of $1,053 in other comprehensive income due to an increase in the unrealized fair value of these cap agreements.
The following table summarizes the Company’s derivative instruments outstanding as of June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
Derivatives designated as hedging instruments	Balance sheet location	Fair value	Balance sheet location	Fair value
Interest rate cap agreements	Other long-term assets	$2,085	Other long-term assets	$1,032

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

 The following table summarizes the effects of the Company’s interest rate cap agreements for the three and six months ended June 30, 2018 and 2017:

	Amount of unrecognized gains (losses) in OCI on interest rate cap agreements				Location of losses reclassified from accumulated OCI into income	Amount of losses reclassified from accumulated OCI into income
	Three months ended June 30,		Six months ended June 30,			Three months ended June 30,		Six months ended June 30,
Derivatives designated as cash flow hedges	2018	2017	2018	2017		2018	2017	2018	2017
Interest rate cap agreements	$(361)	$(2,969)	$1,053	$(8,186)	Debt expense	$2,070	$2,070	$4,140	$4,139
Tax benefit (expense)	93	1,154	(271)	3,184	Tax expense	(533)	(805)	(1,066)	(1,610)
Total	$(268)	$(1,815)	$782	$(5,002)		$1,537	$1,265	$3,074	$2,529
As of June 30, 2018, the Company’s Term Loan B debt bears interest at LIBOR plus an interest rate margin of 2.75%. Term Loan B is subject to interest rate caps if LIBOR should rise above 3.50%. Term Loan A bears interest at LIBOR plus an interest rate margin of 2.00%. The capped portion of Term Loan A is $140,000 if LIBOR should rise above 3.50%. In addition, the uncapped portion of Term Loan A, which is subject to the variability of LIBOR, is $585,000. Term Loan A-2 is subject to the variability of LIBOR plus an interest rate margin of 1.00%. Interest rates on the Company’s senior notes are fixed by their terms.
The Company’s weighted average effective interest rate on the senior secured credit facilities at the end of the second quarter was 4.72%, based on the current margins in effect of 2.00% for Term Loan A, 1.00% for Term Loan A-2, and 2.75% for Term Loan B, as of June 30, 2018.
The Company’s overall weighted average effective interest rate during the quarter ended June 30, 2018 was 4.91% and as of June 30, 2018 was 4.99%.
As of June 30, 2018, the Company’s interest rates are fixed on approximately 48.8% of its total debt.
As of June 30, 2018, the Company had undrawn revolving credit facilities totaling $1,000,000, of which approximately $14,355 was committed for outstanding letters of credit. The remaining amount is unencumbered. The Company also has approximately $22,351 of additional outstanding letters of credit related to its Kidney Care business and $211 of committed outstanding letters of credit related to DaVita Medical Group (DMG), which is backed by a certificate of deposit.

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
The Company operates in a highly regulated industry and is a party to various lawsuits, claims, qui tam suits, governmental investigations and audits (including investigations resulting from its obligation to self-report suspected violations of law) and other legal proceedings. The Company records accruals for certain legal proceedings and regulatory matters to the extent that the Company determines an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. As of June 30, 2018 and December 31, 2017, the Company’s total recorded accruals, including DMG, with respect to legal proceedings and regulatory matters, net of anticipated third party recoveries, were immaterial. While these accruals reflect the Company’s best estimate of the probable loss for those matters as of the dates of those accruals, the recorded amounts may differ materially from the actual amount of the losses for those matters, and any anticipated third party recoveries for any such losses may not ultimately be recoverable. Additionally, in some cases, no estimate of the possible loss or range of loss in excess

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

of amounts accrued, if any, can be made because of the inherently unpredictable nature of legal proceedings and regulatory matters, which also may be impacted by various factors, including that they may involve indeterminate claims for monetary damages or may involve fines, penalties or non-monetary remedies; present novel legal theories or legal uncertainties; involve disputed facts; represent a shift in regulatory policy; are in the early stages of the proceedings; or result in a change of business practices. Further, there may be various levels of judicial review available to the Company in connection with any such proceeding.
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
2016 U.S. Attorney Texas Investigation: In early February 2016, the Company announced that its pharmacy services wholly-owned subsidiary, DaVita Rx, LLC, (DaVita Rx) received a Civil Investigative Demand (CID) from the U.S. Attorney’s Office for the Northern District of Texas. The government is conducting a federal False Claims Act (FCA) investigation concerning allegations that DaVita Rx presented or caused to be presented false claims for payment to the government for prescription medications, as well as into the Company’s relationship with pharmaceutical manufacturers. The CID covers the period from January 1, 2006 through the present. In the spring of 2015, the Company initiated an internal compliance review of DaVita Rx during which it identified potential billing and operational issues, including potential write-offs and discounts of patient co-payment obligations, and credits to payors for returns of prescription drugs related to DaVita Rx. The Company notified the government in September 2015 that it was conducting this review of DaVita Rx and began providing regular updates of its review. Upon completion of its review, the Company filed a self-disclosure with the OIG in February 2016 and has been working to address and update the practices it identified in the self-disclosure, some of which overlap with information requested by the U.S. Attorney’s Office. The OIG informed the Company in February 2016 that its submission was not accepted. They indicated that the OIG is not expressing an opinion regarding the conduct disclosed or the Company’s legal positions. In connection with the Company’s ongoing efforts working with the government the Company learned that a qui tam complaint had been filed covering some of the issues in the CID and the Company’s self-disclosure. In December 2017, the Company finalized and executed a settlement agreement with the government and relators in the qui tam matter and that included total monetary consideration of $63,700, as previously announced, of which $41,500 was an incremental cash

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

payment and $22,200 was for amounts previously refunded, and all of which was previously accrued. The government’s investigation into certain of the Company's relationships with pharmaceutical manufacturers is ongoing, and in July 2018 the government served an HHS-OIG subpoena seeking additional documents and information relating to those relationships. The Company is continuing to cooperate with the government in this investigation.
2017 U.S. Attorney Massachusetts Investigation: In January 2017, the Company was served with an administrative subpoena for records by the U.S. Attorney’s Office, District of Massachusetts, relating to an investigation into possible federal health care offenses. The subpoena covers the period from January 1, 2007 through the present, and seeks documents relevant to charitable patient assistance organizations, particularly the American Kidney Fund, including documents related to efforts to provide patients with information concerning the availability of charitable assistance. The Company is cooperating with the government.
2017 U.S. Attorney Colorado Investigation: In November 2017, the U.S. Attorney’s Office, District of Colorado informed the Company of an investigation it was conducting into possible federal health care offenses involving DaVita Kidney Care, as well as several of the Company's wholly-owned subsidiaries, including DMG, DaVita Rx, DaVita Laboratory Services, Inc. (DaVita Labs), and RMS Lifeline Inc. (Lifeline). There is overlap between the Colorado investigation and the other reported investigations concerning DMG and DaVita Rx. The Company is cooperating with the government.
2017 U.S. Attorney Florida Investigation: In November 2017, the U.S. Attorney’s Office, Southern District of Florida informed the Company of an investigation it was conducting into possible federal healthcare offenses involving the Company's wholly-owned subsidiary, Lifeline. The Company is cooperating with the government.
2018 U.S. Attorney Florida Investigation: In March 2018, DaVita Labs, received two CIDs from the U.S. Attorney’s Office, Middle District of Florida that were identical in nature but directed to the two different labs. According to the face of the CIDs, the U.S. Attorney’s Office is conducting an investigation as to whether the Company's subsidiary submitted claims for blood, urine, and fecal testing, where there were insufficient test validation or stability studies to ensure accurate results, in violation of the False Claims Act. The Company is cooperating with the government.
* * *
Although the Company cannot predict whether or when proceedings might be initiated or when these matters may be resolved (other than as described above), it is not unusual for inquiries such as these to continue for a considerable period of time through the various phases of document and witness requests and on-going discussions with regulators and to develop over the course of time. In addition to the inquiries and proceedings specifically identified above, the Company frequently is subject to other inquiries by state or federal government agencies and/or private civil qui tam complaints filed by relators. Negative findings or terms and conditions that the Company might agree to accept as part of a negotiated resolution of pending or future government inquiries or relator proceedings could result in, among other things, substantial financial penalties or awards against the Company, substantial payments made by the Company, harm to the Company’s reputation, required changes to the Company’s business practices, exclusion from future participation in the Medicare, Medicaid and other federal health care programs and, if criminal proceedings were initiated against the Company, possible criminal penalties, any of which could have a material adverse effect on the Company.
Shareholder and Derivative Claims
Peace Officers’ Annuity and Benefit Fund of Georgia Securities Class Action Civil Suit: On February 1, 2017, the Peace Officers’ Annuity and Benefit Fund of Georgia filed a putative federal securities class action complaint in the U.S. District Court for the District of Colorado against the Company and certain executives. The complaint covers the time period of August 2015 to October 2016 and alleges, generally, that the Company and its executives violated federal securities laws concerning the Company’s financial results and revenue derived from patients who received charitable premium assistance from an industry-funded non-profit organization. The complaint further alleges that the process by which patients obtained commercial insurance and received charitable premium assistance was improper and "created a false impression of DaVita’s business and operational status and future growth prospects." In November 2017, the court appointed the lead plaintiff and an amended complaint was filed on January 12, 2018. On March 27, 2018, the Company and various individual defendants filed a motion to dismiss. The plaintiffs filed an opposition to the motion to dismiss on June 6, 2018. The Company filed a reply in support of the motion on July 19, 2018. The Company disputes these allegations and intends to defend this action accordingly.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

In re DaVita Inc. Stockholder Derivative Litigation: On August 15, 2017, the U.S. District Court for the District of Delaware consolidated three previously disclosed shareholder derivative lawsuits: the Blackburn Shareholder action filed on February 10, 2017, the Gabilondo Shareholder action filed on May 30, 2017, and the City of Warren Police and Fire Retirement System Shareholder action filed on June 9, 2017. The complaint covers the time period from 2015 to present and alleges, generally, breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, corporate waste, and misrepresentations and/or failures to disclose certain information in violation of the federal securities laws in connection with an alleged practice to direct patients with government-subsidized health insurance into private health insurance plans to maximize the Company’s profits. An amended complaint was filed in September 2017, and on December 18, 2017 the Company filed a motion to dismiss and a motion to stay proceedings in the alternative. The plaintiffs filed an opposition to the motion to dismiss on March 9, 2018. On June 25, 2018, the U.S. District Court for the District of Delaware granted the Company’s motion to stay proceedings and stayed the case until November 1, 2018. The Company disputes these allegations and intends to defend this action accordingly.
Other Proceedings

White, Kathleen, et al. v. DaVita Healthcare Partners, Inc., Civil Action No. 15-cv-2106, U.S. District Court for the District of Colorado: Three actions (Menchaca v. DaVita Healthcare Partners, Inc., Saldana v. DaVita Healthcare Partners, Inc. and Hardin v. DaVita Healthcare Partners, Inc.) were consolidated in December 2016 into one action in U.S. District Court for the District of Colorado. In all three actions, the plaintiffs brought claims for wrongful death, negligence and fraudulent concealment related to Granuflo®, a product used as a component of the dialysis process. The Menchaca and Saldana actions arose out of the treatment of patients in California, while the Hardin action arose out of the treatment of a patient in Illinois. On June 27, 2018, the jury returned a verdict in favor of the plaintiffs, collectively awarding $8,500 in compensatory damages and $375,000 in punitive damages. The Company intends to challenge the verdict and damage awards through post-trial motions and, if necessary, an appeal of the judgment. The Company has recorded a liability of its estimate of probable damages and awards that may be paid in this case. The Company intends to seek recovery from insurers, indemnitors and the like to cover any ultimate damages and awards relating to this matter; however, the Company can make no assurances that any such recoveries will cover the full amount of the Company’s potential losses related to this matter. The net amounts recorded are not material to the financial results in the period.
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
The Company has certain other potential commitments to provide operating capital to a number of dialysis centers that are wholly-owned by third parties or businesses in which the Company maintains a noncontrolling equity interest as well as to physician-owned vascular access clinics or medical practices that the Company operates under management and administrative services agreements of approximately $5,446.
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
During the six months ended June 30, 2018, the Company granted 1,780 stock-settled stock appreciation rights with an aggregate grant-date fair value of $28,630 and a weighted-average expected life of approximately 4.2 years and 1,094 stock units with an aggregate grant-date fair value of $72,469 and a weighted-average expected life of approximately 3.4 years.
For the six months ended June 30, 2018 and 2017, the Company recognized $31,301 and $27,183, respectively, in total LTIP expense, of which $20,717 and $16,404, respectively, represented stock-based compensation expense for stock appreciation rights, restricted stock units, and discounted employee stock plan purchases, which are primarily included in general and administrative expense. The estimated tax benefits recorded for stock-based compensation for the six months ended June 30, 2018 and 2017 was $3,941 and $5,636, respectively.
As of June 30, 2018, the Company had $153,984 of total estimated but unrecognized compensation expense for outstanding LTIP awards, including $128,115 related to stock-based compensation arrangements under the Company’s equity

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

compensation and employee stock purchase plans. The Company expects to recognize the performance-based cash component of these LTIP costs over a weighted average remaining period of 1.0 year and the stock-based component of these LTIP costs over a weighted average remaining period of 1.7 years.
For the six months ended June 30, 2018 and 2017, the Company recognized $7,671 and $5,693, respectively, in actual tax benefits upon the exercise of stock awards.

13.	Share repurchases
During the six months ended June 30, 2018, the Company repurchased a total of 11,995 shares of its common stock for $809,900 at an average price of $67.52 per share. The Company also repurchased 3,872 shares of its common stock for $272,902 at an average price of $70.48 per share, subsequent to June 30, 2018 through July 31, 2018.
On July 11, 2018, the Company's Board of Directors approved an additional share repurchase authorization in the amount of $1,389,999. This share repurchase authorization was in addition to the $110,001 remaining at that time under the Company’s Board of Directors’ prior share repurchase authorization approved in October 2017. Accordingly, as of July 31, 2018, the Company has a total of $1,426,313 remaining available under the current Board repurchase authorizations for additional share repurchases. Although these share repurchase authorizations do not have expiration dates, the Company remains subject to share repurchase limitations under the terms of its senior secured credit facilities and the indentures governing its senior notes.
14.     Accumulated other comprehensive (loss) income

	For the three months ended June 30, 2018				For the six months ended June 30, 2018
	Interest rate cap agreements	Investment securities	Foreign currency translation adjustments	Accumulated other comprehensive income (loss)	Interest rate cap agreements	Investment securities	Foreign currency translation adjustments	Accumulated other comprehensive income (loss)
Beginning balance	$(12,527)		$39,862	$27,335	$(12,408)	$5,662	$19,981	$13,235
Cumulative effect of change in accounting principle(1)	—		—	—	(2,706)	(5,662)	—	(8,368)
Unrealized (losses) gains	(361)		(50,529)	(50,890)	1,053	—	(30,648)	(29,595)
Related income tax benefit (expense)	93		—	93	(271)	—	—	(271)
	(268)		(50,529)	(50,797)	782	—	(30,648)	(29,866)
Reclassification from accumulated other comprehensive income into net income	2,070		—	2,070	4,140	—	—	4,140
Related income tax benefit (expense)	(533)		—	(533)	(1,066)	—	—	(1,066)
	1,537		—	1,537	3,074	—	—	3,074
Ending balance	$(11,258)		$(10,667)	$(21,925)	$(11,258)	$—	$(10,667)	$(21,925)
_________________

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
Net realized gains on investment securities reclassified into income for the six months ended June 30, 2017 were recognized in other income in the corresponding consolidated statements of operations. See Note 5 to these condensed consolidated financial statements for further details.

15.	Acquisitions and divestitures
Routine acquisitions
During the six months ended June 30, 2018, the Company acquired dialysis businesses consisting of two dialysis centers located in the U.S. and 18 dialysis centers located outside the U.S. for a total of $88,185 in net cash, $15,968 in deferred purchase price obligations, and $4,900 in liabilities assumed and earn-out obligations. The assets and liabilities for these acquisitions were recorded at their estimated fair values at the dates of the acquisitions and are included in the Company’s condensed consolidated financial statements, as are their operating results, from the designated effective dates of the acquisitions.
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

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

The following table summarizes the assets acquired and liabilities assumed in these transactions at their estimated acquisition date fair values:

Current assets	$8,854
Property and equipment	4,303
Intangible and other long-term assets	1,486
Goodwill	106,220
Current liabilities	(10,290)
Long-term liabilities	(171)
Noncontrolling interests	(1,349)
$109,053
 Amortizable intangible assets acquired during the first six months of 2018 primarily represent non-compete agreements which had weighted-average estimated useful lives of approximately five years. The total estimated amount of goodwill deductible for tax purposes associated with these acquisitions was approximately $100,885.
Sale of Paladina Health
Effective June 1, 2018 the Company sold 100% of the equity of DaVita DPC Holding Co., LLC (Paladina Health), our direct primary care business, resulting in an initial estimated gain of $35,205.
Contingent earn-out obligations
The Company has several contingent earn-out obligations associated with acquisitions that could result in the Company paying the former owners of acquired companies a total of up to $14,333 if certain EBITDA, operating income performance targets or quality margins are met primarily over the next one to five years.
Contingent earn-out obligations are remeasured at fair value at each reporting date until the contingencies are resolved with changes in the liability due to the remeasurement recorded in earnings. See Note 18 to these condensed consolidated financial statements for further details. As of June 30, 2018, the Company has estimated the fair value of its contingent earn-out obligations to be $7,489, of which a total of $438 is included in other liabilities and the remaining $7,051 is included in other long-term liabilities in the Company’s consolidated balance sheet.
The following is a reconciliation of changes in liabilities for contingent earn-out obligations:

For the six months ended June 30, 2018
Beginning balance	$6,388
Contingent earn-out obligations associated with acquisitions	1,436
Remeasurement of fair value for contingent earn-out obligations	(335)
Ending balance	$7,489

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

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

The following table presents the financial results of discontinued operations related to DMG:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Revenues	$1,252,430	$1,196,066	$2,480,362	$2,283,050
Expenses	1,192,528	1,157,901	2,418,935	2,232,352
Goodwill impairment charges	—	50,619	—	50,619
Income (loss) from discontinued operations before taxes	59,902	(12,454)	61,427	79
Income tax benefit (expense)	9,794	(12,066)	2,483	(18,166)
Net income (loss) from discontinued operations, net of tax	$69,696	$(24,520)	$63,910	$(18,087)
The following table presents the financial position of discontinued operations related to DMG:

	June 30, 2018	December 31, 2017
Assets
Cash and cash equivalents	$404,435	$179,668
Other current assets	862,764	826,608
Property and equipment, net	425,943	379,945
Intangible assets, net	1,316,468	1,316,550
Other long-term assets	161,622	178,894
Goodwill	2,881,849	2,879,977
Total current assets held for sale	$6,053,081	$5,761,642
Liabilities
Other liabilities	$580,978	$505,734
Medical payables	487,920	457,040
Current portion of long-term debt	2,636	2,845
Long-term debt	34,076	35,003
Other long-term liabilities	165,754	184,448
Total current liabilities held for sale	$1,271,364	$1,185,070
The following table presents cash flows of discontinued operations related to DMG:

	June 30, 2018	June 30, 2017
Net cash provided by operating activities from discontinued operations	$112,683	$101,215
Net cash used in investing activities from discontinued operations	$(20,982)	$(85,289)
DMG acquisitions
During the first six months of 2018, the Company's DMG business acquired two medical businesses for a total of $1,280 in cash and deferred purchase price of $99. Certain income tax amounts are pending final evaluation and quantification of any pre-acquisition tax contingencies. In addition, valuation of medical claims liabilities and certain other working capital items relating to acquisitions are pending final quantification. The assets and liabilities for all acquisitions were recorded at their estimated fair values at the dates of the acquisitions and are included in the Company’s current held for sale assets and liabilities.
Sale of Tandigm Health Investment
Effective June 1, 2018, DMG sold its 19% ownership interest in the Tandigm Health joint venture and a related supporting business resulting in a gain, net of tax, of $18,636.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

Goodwill impairment charges
As previously disclosed, prior to being reclassified as held for sale the Company recorded goodwill impairment charges for the DMG business of $50,619 for the three and six months ended June 30, 2017. These charges resulted from continuing developments in the Company’s DMG business, including recent annual updates to Medicare Advantage benchmark reimbursement rates, changes in expectations concerning future government reimbursement rates and the Company’s expected ability to mitigate them, as well as medical cost and utilization trends.

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
The analyses upon which these consolidation determinations rest are complex, involve uncertainties, and require significant judgment on various matters, some of which could be subject to different interpretations. At June 30, 2018, these condensed consolidated financial statements include total assets of VIEs of $880,290 and total liabilities and noncontrolling interests of VIEs to third parties of $490,229, including assets of $625,573 and liabilities and noncontrolling interests of $341,327 related to the Company's DMG business classified as held for sale.
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

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

The following table summarizes the Company’s assets, liabilities and temporary equity that are measured at fair value on a recurring basis as of June 30, 2018:

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Investments in mutual funds and common stock	$36,500	$36,500	$—	$—
Interest rate cap agreements	$2,085	$—	$2,085	$—
Liabilities
Contingent earn-out obligations	$7,489	$—	$—	$7,489
Temporary equity
Noncontrolling interests subject to put provisions	$1,047,158	$—	$—	$1,047,158

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
The carrying balance of the Company’s senior secured credit facilities totaled $5,015,669 as of June 30, 2018, and the fair value was approximately $5,064,405 based upon quoted market prices, a level 2 input.
The carrying balance of the Company’s senior notes was $4,463,430 as of June 30, 2018 and their fair value was approximately $4,391,600, based upon quoted market prices, a level 2 input.
Other financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, other accrued liabilities and debt. The balances of the Company's financial instruments other than the senior secured credit facilities and the senior notes are presented in the condensed consolidated financial statements at June 30, 2018 at their approximate fair values due to the short-term nature of their settlements.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

The following is a summary of segment net revenues, segment operating margin (loss), and a reconciliation of segment operating margin to consolidated income before income taxes:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Segment net revenues:
U.S. dialysis and related lab services
Patient service revenues:
External sources	$2,612,734	$2,416,373	$5,101,899	$4,777,234
Intersegment revenues	20,096	13,285	38,519	25,084
U.S. dialysis and related lab services patient service revenues	2,632,830	2,429,658	5,140,418	4,802,318
Provision for uncollectible accounts	(49,406)	(109,292)	(24,208)	(216,069)
Net U.S. dialysis and related lab services patient service revenues	2,583,424	2,320,366	5,116,210	4,586,249
Other revenues(1)	4,919	4,849	10,033	10,159
Total U.S. dialysis and related lab services revenues	2,588,343	2,325,215	5,126,243	4,596,408
Other—Ancillary services and strategic initiatives
Patient service revenues	105,669	77,928	207,925	139,572
Other external sources	213,037	309,541	440,748	619,754
Intersegment revenues	9,189	6,124	19,387	12,493
Total ancillary services and strategic initiatives revenues	327,895	393,593	668,060	771,819
Total net segment revenues	2,916,238	2,718,808	5,794,303	5,368,227
Elimination of intersegment revenues	(29,285)	(19,409)	(57,906)	(37,577)
Consolidated revenues	$2,886,953	$2,699,399	$5,736,397	$5,330,650
Segment operating margin:
U.S. dialysis and related lab services	$449,443	$450,472	$882,822	$1,395,212
Other—Ancillary services and strategic initiatives	2,815	(48,245)	(4,175)	(106,466)
Total segment operating margin	452,258	402,227	878,647	1,288,746
Reconciliation of segment operating margin to consolidated income from continuing operations before income taxes:
Corporate administrative support	(14,066)	(11,031)	(29,769)	(21,622)
Consolidated operating income	438,192	391,196	848,878	1,267,124
Debt expense	(119,692)	(107,934)	(233,208)	(212,331)
Other income, net	1,994	4,798	6,576	8,784
Consolidated income from continuing operations before income taxes	$320,494	$288,060	$622,246	$1,063,577

(1)
Includes management fees for providing management and administrative services to dialysis centers that are wholly-owned by third parties and legal entities in which the Company owns a noncontrolling equity investment.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

Depreciation and amortization expense by reportable segment was as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
U.S. dialysis and related lab services	$138,252	$130,001	$273,028	$255,030
Other—Ancillary services and strategic initiatives	8,827	10,025	16,850	17,880
	$147,079	$140,026	$289,878	$272,910

Assets by reportable segment were as follows:

	June 30, 2018	December 31, 2017
Segment assets
U.S. dialysis and related lab services (including equity investments of $93,282 and $84,866, respectively)	$11,989,864	$11,776,042
Other—Ancillary services and strategic initiatives (including equity investments of $155,738 and $160,668, respectively)	1,392,619	1,410,509
DMG—Held for sale (including equity investments of $5,099 and $10,321, respectively)	6,053,081	5,761,642
Consolidated assets	$19,435,564	$18,948,193
Expenditures for property and equipment by reportable segment were as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
U.S. dialysis and related lab services	$194,188	$152,233	$383,238	$325,761
Other—Ancillary services and strategic initiatives	25,047	11,289	37,392	24,508
DMG—Held for sale	22,299	20,883	53,347	48,671
	$241,534	$184,405	$473,977	$398,940

20.	Changes in DaVita Inc.’s ownership interest in consolidated subsidiaries
The effects of changes in DaVita Inc.’s ownership interest in consolidated subsidiaries on the Company’s equity were as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net income attributable to DaVita Inc.	$267,276	$127,001	$445,962	$574,698
Changes in paid-in capital for:
Sales of noncontrolling interests	3	—	79	—
Purchases of noncontrolling interests	(10,203)	618	(12,197)	195
Net transfers to noncontrolling interests	(10,200)	618	(12,118)	195
Net income attributable to DaVita Inc., net of transfers to noncontrolling interests	$257,076	$127,619	$433,844	$574,893

21.	New accounting standards
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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments in this ASU revise the accounting related to lessee accounting. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for substantially all leases with lease terms in excess of twelve months. The new lease guidance also simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. In July 2018, the FASB issued ASU No. 2018-10, Codification Amendments to Topic 842, and ASU No. 2018-11, which include targeted improvements to the guidance issued in ASU 2016-02. The amendments in these ASUs are effective for the Company beginning on January 1, 2019 and are to be applied through a modified retrospective transition approach for leases existing at, or entered into after, either at the beginning of the earliest comparative period presented in the financial statements or at the adoption date with a cumulative effect adjustment. Early adoption is permitted. The Company has assembled an internal cross-functional lease task force that meets regularly to discuss and evaluate the current lease portfolio and related systems, processes, controls and policy changes necessary. The Company has made progress in gathering the necessary data elements for the lease population and a system provider has been selected, with system configuration and implementation underway. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements and believes it will have a material impact on its consolidated balance sheet but will not have a material impact on its results of operations or liquidity. The Company expects to adopt this ASU on January 1, 2019 and is currently planning on electing the package of practical expedients to not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs. The Company continues to evaluate the transition options and other practical expedients available under the guidance as well as the effect that the implementation of this guidance will have on its consolidated financial statements, related disclosures and controls, and ongoing business policies and processes.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The amendments in this ASU clarify how certain cash receipts and cash payments should be classified on the statement of cash flows. In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted cash. The amendments in this ASU require that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The adoption of these ASUs did not have a material impact on the Company’s consolidated financial statements when adopted on January 1, 2018.
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
In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows for the reclassification of certain income tax effects related to the Tax Cuts and Jobs Act between “Accumulated other comprehensive income” and “Retained earnings.” This ASU relates to the requirement that adjustments to deferred tax liabilities and assets related to a change in tax laws or rates to be included in “Income from continuing operations”, even in situations where the related items were originally recognized in “Other comprehensive income” (rather than in “Income from continuing

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

operations”). The amendments in this ASU are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. The Company elected to early adopt this ASU on January 1, 2018 and applied the change in the period of adoption. The adoption of this ASU resulted in the reclassification of an immaterial amount of deferred tax effects from accumulated other comprehensive income to retained earnings via a cumulative change in accounting principle effective January 1, 2018. See Note 14 for more details.

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
Condensed Consolidating Statements of Operations

	DaVita Inc.	Guarantor subsidiaries	Non- Guarantor subsidiaries	Consolidating adjustments	Consolidated total
For The Three Months Ended June 30, 2018
Patient services revenues	$—	$1,831,545	$936,646	$(49,788)	$2,718,403
Provision for uncollectible accounts	—	(27,159)	(22,247)	—	(49,406)
Net patient service revenues	—	1,804,386	914,399	(49,788)	2,668,997
Other revenues	205,317	214,266	43,137	(244,764)	217,956
Total net revenues	205,317	2,018,652	957,536	(294,552)	2,886,953
Operating expenses and charges	145,649	1,850,377	747,287	(294,552)	2,448,761
Operating income	59,668	168,275	210,249	—	438,192
Debt expense	(120,814)	(52,363)	(9,274)	62,759	(119,692)
Other income, net	105,344	2,856	4,440	(110,646)	1,994
Income tax expense	13,257	40,019	30,592	—	83,868
Equity earnings in subsidiaries	236,335	192,356	—	(428,691)	—
Net income from continuing operations	267,276	271,105	174,823	(476,578)	236,626
Net (loss) income from discontinued operations, net of tax	—	(34,770)	56,579	47,887	69,696
Net income	267,276	236,335	231,402	(428,691)	306,322
Less: Net income attributable to noncontrolling interests	—	—	—	(39,046)	(39,046)
Net income attributable to DaVita Inc.	$267,276	$236,335	$231,402	$(467,737)	$267,276

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

		Guarantor subsidiaries	Non- Guarantor subsidiaries	Consolidating adjustments	Consolidated total
For The Three Months Ended June 30, 2017	DaVita Inc.
Patient service revenues	$—	$1,654,430	$879,780	$(39,601)	$2,494,609
Provision for uncollectible accounts	—	(72,845)	(36,755)	—	(109,600)
Net patient service revenues	—	1,581,585	843,025	(39,601)	2,385,009
Other revenues	193,585	305,319	15,835	(200,349)	314,390
Total net revenues	193,585	1,886,904	858,860	(239,950)	2,699,399
Operating expenses	138,104	1,682,483	727,566	(239,950)	2,308,203
Operating income	55,481	204,421	131,294	—	391,196
Debt expense	(106,159)	(48,117)	(13,038)	59,380	(107,934)
Other income	102,299	1,369	5,997	(104,867)	4,798
Income tax expense	20,528	71,299	10,088	—	101,915
Equity earnings in subsidiaries	95,908	85,549	—	(181,457)	—
Net income from continuing operations	127,001	171,923	114,165	(226,944)	186,145
Net (loss) income from discontinued operations, net of tax	—	(76,015)	6,008	45,487	(24,520)
Net income	127,001	95,908	120,173	(181,457)	161,625
Less: Net income attributable to noncontrolling interests	—	—	—	(34,624)	(34,624)
Net income attributable to DaVita Inc.	$127,001	$95,908	$120,173	$(216,081)	$127,001

	DaVita Inc.	Guarantor subsidiaries	Non- Guarantor subsidiaries	Consolidating adjustments	Consolidated total
For The Six Months Ended June 30, 2018
Patient service revenues	$—	$3,621,733	$1,785,047	$(97,303)	$5,309,477
Provision for uncollectible accounts	—	(17,531)	(6,330)	—	(23,861)
Net patient service revenues	—	3,604,202	1,778,717	(97,303)	5,285,616
Other revenues	400,882	419,226	114,070	(483,397)	450,781
Total net revenues	400,882	4,023,428	1,892,787	(580,700)	5,736,397
Operating expenses	279,005	3,641,471	1,547,743	(580,700)	4,887,519
Operating income	121,877	381,957	345,044	—	848,878
Debt expense	(235,148)	(104,560)	(16,649)	123,149	(233,208)
Other income	209,425	5,379	10,144	(218,372)	6,576
Income tax expense	27,644	88,962	37,999	—	154,605
Equity earnings in subsidiaries	377,452	258,851	—	(636,303)	—
Net income from continuing operations	445,962	452,665	300,540	(731,526)	467,641
Net (loss) income from discontinued operations, net of tax	—	(75,213)	43,900	95,223	63,910
Net income	445,962	377,452	344,440	(636,303)	531,551
Less: Net income attributable to noncontrolling interests	—	—	—	(85,589)	(85,589)
Net income attributable to DaVita Inc.	$445,962	$377,452	$344,440	$(721,892)	$445,962

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

	DaVita Inc.	Guarantor subsidiaries	Non- Guarantor subsidiaries	Consolidating adjustments	Consolidated total
For The Six Months Ended June 30, 2017
Patient service revenues	$—	$3,185,156	$1,809,011	$(76,772)	$4,917,395
Provision for uncollectible accounts	—	(133,898)	(82,760)	—	(216,658)
Net patient service revenues	—	3,051,258	1,726,251	(76,772)	4,700,737
Other revenues	414,971	610,937	31,925	(427,920)	629,913
Total net revenues	414,971	3,662,195	1,758,176	(504,692)	5,330,650
Operating expenses	270,014	2,891,303	1,406,901	(504,692)	4,063,526
Operating income	144,957	770,892	351,275	—	1,267,124
Debt expense	(208,823)	(95,760)	(25,270)	117,522	(212,331)
Other income	202,636	4,172	9,583	(207,607)	8,784
Income tax expense	54,481	307,165	21,934	—	383,580
Equity earnings in subsidiaries	490,409	248,165	—	(738,574)	—
Net income from continuing operations	574,698	620,304	313,654	(828,659)	679,997
Net (loss) income from discontinued operations, net of tax	—	(129,895)	21,723	90,085	(18,087)
Net income	574,698	490,409	335,377	(738,574)	661,910
Less: Net income attributable to noncontrolling interests	—	—	—	(87,212)	(87,212)
Net income attributable to DaVita Inc.	$574,698	$490,409	$335,377	$(825,786)	$574,698

Condensed Consolidating Statements of Comprehensive Income

		Guarantor subsidiaries	Non- Guarantor subsidiaries	Consolidating adjustments	Consolidated total
For The Three Months Ended June 30, 2018	DaVita Inc.
Net income	$267,276	$236,335	$231,402	$(428,691)	$306,322
Other comprehensive income (loss)	1,269	—	(50,529)	—	(49,260)
Total comprehensive income	268,545	236,335	180,873	(428,691)	257,062
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	(39,046)	(39,046)
Comprehensive income attributable to DaVita Inc.	$268,545	$236,335	$180,873	$(467,737)	$218,016

		Guarantor subsidiaries	Non- Guarantor subsidiaries	Consolidating adjustments	Consolidated total
For The Three Months Ended June 30, 2017	DaVita Inc.
Net income	$127,001	$95,908	$120,173	$(181,457)	$161,625
Other comprehensive income	436	—	49,142	—	49,578
Total comprehensive income	127,437	95,908	169,315	(181,457)	211,203
Less: Comprehensive income attributable to the noncontrolling interests	—	—	—	(34,624)	(34,624)
Comprehensive income attributable to DaVita Inc.	$127,437	$95,908	$169,315	$(216,081)	$176,579

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

		Guarantor subsidiaries	Non- Guarantor subsidiaries	Consolidating adjustments	Consolidated total
For The Six Months Ended June 30, 2018	DaVita Inc.
Net income	$445,962	$377,452	$344,440	$(636,303)	$531,551
Other comprehensive income (loss)	3,856	—	(30,648)	—	(26,792)
Total comprehensive income	449,818	377,452	313,792	(636,303)	504,759
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	(85,589)	(85,589)
Comprehensive income attributable to DaVita Inc.	$449,818	$377,452	$313,792	$(721,892)	$419,170

		Guarantor subsidiaries	Non- Guarantor subsidiaries	Consolidating adjustments	Consolidated total
For The Six Months Ended June 30, 2017	DaVita Inc.
Net income	$574,698	$490,409	$335,377	$(738,574)	$661,910
Other comprehensive (loss) income	(70)	—	62,403	—	62,333
Total comprehensive income	574,628	490,409	397,780	(738,574)	724,243
Less: Comprehensive income attributable to the noncontrolling interests	—	—	—	(87,210)	(87,210)
Comprehensive income attributable to DaVita Inc.	$574,628	$490,409	$397,780	$(825,784)	$637,033

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

Condensed Consolidating Balance Sheets

		Guarantor subsidiaries	Non- Guarantor subsidiaries	Consolidating adjustments	Consolidated total
As of June 30, 2018	DaVita Inc.
Cash and cash equivalents	$193,991	$—	$195,273	$—	$389,264
Restricted cash and equivalents	1,004	11,367	78,513	—	90,884
Accounts receivable, net	—	1,274,067	568,041	—	1,842,108
Other current assets	37,185	547,928	124,912	—	710,025
Current assets held for sale	—	5,101,853	951,228	—	6,053,081
Total current assets	232,180	6,935,215	1,917,967	—	9,085,362
Property and equipment, net	441,159	1,553,931	1,234,008	—	3,229,098
Intangible assets, net	199	46,491	53,565	—	100,255
Investments in subsidiaries	10,304,847	3,163,787	—	(13,468,634)	—
Intercompany receivables	3,579,186	—	1,386,117	(4,965,303)	—
Other long-term assets and investments	54,077	68,922	219,291	—	342,290
Goodwill	—	4,767,041	1,911,518	—	6,678,559
Total assets	$14,611,648	$16,535,387	$6,722,466	$(18,433,937)	$19,435,564
Current liabilities	$1,831,526	$1,219,455	$461,433	$—	$3,512,414
Current liabilities held for sale	—	734,745	536,619	—	1,271,364
Intercompany payables	—	3,548,086	1,417,217	(4,965,303)	—
Long-term debt and other long-term liabilities	7,897,430	728,254	494,437	—	9,120,121
Noncontrolling interests subject to put provisions	603,508	—	—	443,650	1,047,158
Total DaVita Inc. shareholders' equity	4,279,184	10,304,847	3,163,787	(13,468,634)	4,279,184
Noncontrolling interests not subject to put provisions	—	—	648,973	(443,650)	205,323
Total equity	4,279,184	10,304,847	3,812,760	(13,912,284)	4,484,507
Total liabilities and equity	$14,611,648	$16,535,387	$6,722,466	$(18,433,937)	$19,435,564

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

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

Condensed Consolidating Statements of Cash Flows

		Guarantor subsidiaries	Non- Guarantor subsidiaries	Consolidating adjustments	Consolidated total
For The Six Months Ended June 30, 2018	DaVita Inc.
Cash flows from operating activities:
Net income	$445,962	$377,452	$344,440	$(636,303)	$531,551
Changes in operating assets and liabilities and non-cash items included in net income	(361,991)	26,502	92,210	636,303	393,024
Net cash provided by operating activities	83,971	403,954	436,650	—	924,575
Cash flows from investing activities:
Additions of property and equipment	(77,169)	(258,471)	(138,337)	—	(473,977)
Acquisitions	—	(8,195)	(81,270)	—	(89,465)
Proceeds from asset and business sales	—	28,546	87,695	—	116,241
Proceeds (purchases) from investment sales and other items, net	32,415	(8,257)	(1,021)	—	23,137
Net cash used in investing activities	(44,754)	(246,377)	(132,933)	—	(424,064)
Cash flows from financing activities:
Long-term debt and related financing costs, net	584,500	(5,429)	(5,090)	—	573,981
Intercompany borrowing (payments)	225,216	(130,553)	(94,663)	—	—
Other items	(804,245)	(13,208)	(62,437)	—	(879,890)
Net cash provided by (used in) financing activities	5,471	(149,190)	(162,190)	—	(305,909)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	(3,473)	—	(3,473)
Net increase in cash, cash equivalents and restricted cash	44,688	8,387	138,054	—	191,129
Less: Net increase in cash, cash equivalents and restricted cash from discontinued operations	—	6,404	223,497	—	229,901
Net increase (decrease) in cash, cash equivalents and restricted cash from continuing operations	44,688	1,983	(85,443)	—	(38,772)
Cash, cash equivalents and restricted cash of continuing operations at beginning of the year	150,307	9,384	359,229	—	518,920
Cash, cash equivalents and restricted cash of continuing operations at end of the period	$194,995	$11,367	$273,786	$—	$480,148

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

		Guarantor subsidiaries	Non- Guarantor subsidiaries	Consolidating adjustments	Consolidated total
For The Six Months Ended June 30, 2017	DaVita Inc.
Cash flows from operating activities:
Net income	$574,698	$490,409	$335,377	$(738,574)	$661,910
Changes in operating assets and liabilities and non-cash items included in net income	(429,399)	37,851	6,121	738,574	353,147
Net cash provided by operating activities	145,299	528,260	341,498	—	1,015,057
Cash flows from investing activities:
Additions of property and equipment	(50,966)	(182,494)	(165,480)	—	(398,940)
Acquisitions	—	(538,450)	(81,389)	—	(619,839)
Proceeds from asset and business sales, net of cash divested	—	70,127	109	—	70,236
Proceeds (purchases) from investment sales and other items, net	49,036	(2,933)	50,833	—	96,936
Net cash used in investing activities	(1,930)	(653,750)	(195,927)	—	(851,607)
Cash flows from financing activities:
Long-term debt and related financing costs, net	(54,992)	(6,893)	(2,147)	—	(64,032)
Intercompany (payments) borrowing	(39,814)	117,661	(77,847)	—	—
Other items	(223,511)	(1,432)	(76,203)	—	(301,146)
Net cash (used in) provided by financing activities	(318,317)	109,336	(156,197)	—	(365,178)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	4,192	—	4,192
Net decrease in cash, cash equivalents and restricted cash	(174,948)	(16,154)	(6,434)	—	(197,536)
Less: Net (decrease) increase in cash, cash equivalents and restricted cash from discontinued operations	—	(16,194)	48,914	—	32,720
Net (decrease) increase in cash, cash equivalents and restricted cash from continuing operations	(174,948)	40	(55,348)	—	(230,256)
Cash, cash equivalents and restricted cash of continuing operations at beginning of the year	549,921	8,687	124,855	—	683,463
Cash, cash equivalents and restricted cash of continuing operations at end of the period	$374,973	$8,727	$69,507	$—	$453,207

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

23.	Supplemental data
The following information is presented as supplemental data as required by the indentures governing the Company’s senior notes.
Condensed Consolidating Statements of Income

	Consolidated Total	Physician Groups	Unrestricted Subsidiaries	Company and Restricted Subsidiaries(1)
For The Six Months Ended June 30, 2018
Patient service operating revenues	$5,309,477	$—	$—	$5,309,477
Provision for uncollectible accounts	(23,861)	—	—	(23,861)
Net patient service operating revenues	5,285,616	—	—	5,285,616
Other revenues	450,781	—	—	450,781
Total net operating revenues	5,736,397	—	—	5,736,397
Operating expenses	4,887,519	—	—	4,887,519
Operating income	848,878	—	—	848,878
Debt expense, including refinancing charges	(233,208)	—	—	(233,208)
Other income	6,576	—	—	6,576
Income tax expense	154,605	—	—	154,605
Net income from continuing operations	467,641	—	—	467,641
Net income from discontinued operations, net of tax	63,910	16,466	323	47,121
Net income	531,551	16,466	323	514,762
Less: Net income attributable to noncontrolling interests	(85,589)	(8,544)	—	(77,045)
Net income attributable to DaVita Inc.	$445,962	$7,922	$323	$437,717

(1)	After elimination of the unrestricted subsidiaries and the physician groups.

Condensed Consolidating Statements of Comprehensive Income

	Consolidated Total	Physician Groups	Unrestricted Subsidiaries	Company and Restricted Subsidiaries(1)
For The Six Months Ended June 30, 2018
Net income	$531,551	$16,466	$323	$514,762
Other comprehensive loss	(26,792)	—	—	(26,792)
Total comprehensive income	504,759	16,466	323	487,970
Less: Comprehensive income attributable to the noncontrolling interests	(85,589)	(8,544)	—	(77,045)
Comprehensive income attributable to DaVita Inc.	$419,170	$7,922	$323	$410,925

(1)	After elimination of the unrestricted subsidiaries and the physician groups.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

Condensed Consolidating Balance Sheets

	Consolidated Total	Physician Groups	Unrestricted Subsidiaries	Company and Restricted Subsidiaries(1)
As of June 30, 2018
Cash and cash equivalents	$389,264	$—	$—	$389,264
Restricted cash and equivalents	90,884	—	—	90,884
Accounts receivable, net	1,842,108	—	—	1,842,108
Other current assets	710,025	—	—	710,025
Current assets held for sale	6,053,081	524,595	3,056	5,525,430
Total current assets	9,085,362	524,595	3,056	8,557,711
Property and equipment, net	3,229,098	—	—	3,229,098
Amortizable intangibles, net	100,255	—	—	100,255
Other long-term assets	342,290	—	—	342,290
Goodwill	6,678,559	—	—	6,678,559
Total assets	$19,435,564	$524,595	$3,056	$18,907,913
Current liabilities	$3,512,414	$—	$—	$3,512,414
Current liabilities held for sale	1,271,364	334,091	—	937,273
Payables to parent	—	56,761	3,056	(59,817)
Long-term debt and other long-term liabilities	9,120,121	—	—	9,120,121
Noncontrolling interests subject to put provisions	1,047,158	—	—	1,047,158
Total DaVita Inc. shareholders’ equity	4,279,184	133,743	—	4,145,441
Noncontrolling interests not subject to put provisions	205,323	—	—	205,323
Shareholders’ equity	4,484,507	133,743	—	4,350,764
Total liabilities and shareholder’s equity	$19,435,564	$524,595	$3,056	$18,907,913

(1)	After elimination of the unrestricted subsidiaries and the physician groups.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

Condensed Consolidating Statements of Cash Flows

	Consolidated Total	Physician Groups	Unrestricted Subsidiaries	Company and Restricted Subsidiaries(1)
For The Six Months Ended June 30, 2018
Cash flows from operating activities:
Net income	$531,551	$16,466	$323	$514,762
Changes in operating and intercompany assets and liabilities and non-cash items included in net income	393,024	101,201	(323)	292,146
Net cash provided by (used in) operating activities	924,575	117,667	—	806,908
Cash flows from investing activities:
Additions of property and equipment	(473,977)	(2,097)	—	(471,880)
Acquisitions	(89,465)	—	—	(89,465)
Proceeds from asset and business sales	116,241	—	—	116,241
Investments and other items	23,137	(1,021)	—	24,158
Net cash used in investing activities	(424,064)	(3,118)	—	(420,946)
Cash flows from financing activities:
Long-term debt	573,981	—	—	573,981
Intercompany	—	57,783	—	(57,783)
Other items	(879,890)	—	—	(879,890)
Net cash (used in) provided by financing activities	(305,909)	57,783	—	(363,692)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3,473)	—	—	(3,473)
Net increase in cash, cash equivalents and restricted cash	191,129	172,332	—	18,797
Less: Net increase in cash, cash equivalents and restricted cash from discontinued operations	229,901	172,332	—	57,569
Net decrease in cash, cash equivalents and restricted cash from continuing operations	(38,772)	—	—	(38,772)
Cash, cash equivalents and restricted cash of continuing operations at beginning of the year	518,920	—	—	518,920
Cash, cash equivalents and restricted cash of continuing operations at end of the period	$480,148	$—	$—	$480,148

(1)	After elimination of the unrestricted subsidiaries and the physician groups.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-looking statements
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking statements within the meaning of the federal securities laws. All statements that do not concern historical facts are forward-looking statements and include, among other things, statements about our expectations, beliefs, intentions and/or strategies for the future. Without limiting the foregoing, statements including the words "expect," "intend," "will," "plan," "anticipate," "believe," "forecast," "guidance," "outlook," "goals," and similar expressions are intended to identify forward-looking statements. These forward-looking statements may include statements regarding our future operations, financial condition and prospects, such as expectations for treatment growth rates, revenue per treatment, expense growth, levels of the provision for uncollectible accounts receivable, operating income, cash flow, operating cash flow, estimated tax rates, estimated charges and accruals, capital expenditures, the development of new dialysis centers and dialysis center acquisitions, government and commercial payment rates, revenue estimating risk and the impact of our level of indebtedness on our financial performance, and including earnings per share. These statements involve substantial known and unknown risks and uncertainties that could cause our actual results to differ materially from those described in the forward-looking statements, including risks resulting from the concentration of profits generated by higher-paying commercial payor plans for which there is continued downward pressure on average realized payment rates, and a reduction in the number of patients under such plans, including as a result of restrictions or prohibitions on the use and/or availability of charitable premium assistance, which may result in the loss of revenues or patients, or our making incorrect assumptions about how our patients will respond to any change in financial assistance from charitable organizations; the extent to which the ongoing implementation of healthcare exchanges or changes in or new legislation, regulations or guidance, or enforcement thereof, including among other things those regarding the exchanges, results in a reduction in reimbursement rates for our services from and/or the number of patients enrolled in higher-paying commercial plans; a reduction in government payment rates under the Medicare End Stage Renal Disease program or other government-based programs; the impact of the Medicare Advantage benchmark structure; risks arising from potential and proposed federal and/or state legislation or regulation, including healthcare-related and labor-related legislation or regulation; the impact of the changing political environment and related developments on the current health care marketplace and on our business, including with respect to the future of the Affordable Care Act, the exchanges and many other core aspects of the current health care marketplace; uncertainties related to the impact of federal tax reform legislation; changes in pharmaceutical practice patterns, reimbursement and payment policies and processes, or pharmaceutical pricing, including with respect to calcimimetics; legal compliance risks, such as our continued compliance with complex government regulations and the provisions of our current Corporate Integrity Agreement (CIA) and current or potential investigations by various government entities and related government or private- party proceedings, and restrictions on our business and operations required by our CIA and other current or potential settlement terms, and the financial impact thereof and our ability to recover any losses related to such legal matters from third parties; continued increased competition from large- and medium-sized dialysis providers and others who compete, or will compete directly with us; our ability to reduce administrative expenses while maintaining targeted levels of service and operating performance, including our ability to achieve anticipated savings from our recent restructurings; our ability to maintain contracts with physician medical directors, changing affiliation models for physicians, and the emergence of new models of care introduced by the government or private sector that may erode our patient base and reimbursement rates, such as accountable care organizations (ACOs), independent practice associations (IPAs) and integrated delivery systems; our ability to complete acquisitions, mergers or dispositions that we might announce or be considering, on terms favorable to us or at all, or to integrate and successfully operate any business we may acquire or have acquired, or to successfully expand our operations and services to markets outside the United States, or to businesses outside of dialysis; noncompliance by us or our business associates with any privacy laws or any security breach involving the misappropriation, loss or other unauthorized use or disclosure of confidential information; the variability of our cash flows; the risk that we may not be able to generate sufficient cash in the future to service our indebtedness or to fund our other liquidity needs; factors that may impact our ability to repurchase stock under our stock repurchase program and the timing of any such stock repurchases, including market conditions, the price of our common stock, our cash flow position, borrowing capacity and leverage ratios, and legal, regulatory and contractual requirements; the risk that we might invest material amounts of capital and incur significant costs in connection with the growth and development of our international operations, yet we might not be able to operate them profitably anytime soon, if at all; risks arising from the use of accounting estimates, judgments and interpretations in our financial statements; impairment of our goodwill, investments or other assets; the risks and uncertainties associated with the timing, conditions and receipt of regulatory approvals and satisfaction of other closing conditions of the DMG sale transaction and potential disruption in connection with the DMG sale transaction making it more difficult to maintain business and operational relationships; the risk that laws regulating the corporate practice of medicine could restrict the manner in which DMG conducts its business; the risk that the cost of providing services under DMG’s agreements may exceed our compensation; the risk that any reductions in reimbursement rates, including Medicare Advantage rates, and future regulations may negatively impact DMG’s business, revenue and profitability; the risk that DMG may not be able to successfully establish a presence in new geographic regions or successfully address competitive threats that could reduce its profitability; the risk that a disruption in DMG’s healthcare provider networks could have an adverse effect on DMG’s business operations and profitability; the risk that reductions in the quality ratings of health maintenance organization plan customers of DMG could have an adverse effect on DMG’s business; the risk that health plans that acquire health maintenance organizations may not be willing to contract with DMG or may be willing to contract only on less favorable terms; and the other risk factors set forth in Part II, Item 1A. of this Quarterly Report on Form 10-Q. We base our forward-looking statements on information currently available to us, and we undertake no obligation to update or revise any forward-looking statements, whether as a result of changes in underlying factors, new information, future events or otherwise.
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
The following table is a summary of our consolidated operating results for the second quarter of 2018 compared with the prior sequential quarter and the same quarter of 2017:

	Three months ended						Six months ended
	June 30, 2018		March 31, 2018		June 30, 2017		June 30, 2018		June 30, 2017
	(dollars in millions)
Revenues:(1)
Dialysis and related lab patient service revenues	$2,718		$2,591		$2,495		$5,309		$4,917
Provision for uncollectible accounts	(49)		26		(110)		(24)		(217)
Net dialysis and related lab patient service revenues	2,669		2,617		2,385		5,286		4,701
Other revenues	218		233		314		451		630
Total consolidated revenues	2,887	100%	2,849	100%	2,699	100%	5,736	100%	5,331	100%
Operating expenses and charges:
Patient care costs	2,069	72%	2,036	71%	1,895	70%	4,105	72%	3,747	70%
General and administrative	264	9%	267	9%	263	10%	531	9%	526	10%
Depreciation and amortization	147	5%	143	5%	140	5%	290	5%	273	5%
Equity investment (income) loss	(10)	—%	—	—%	1	—%	(10)	—%	—	—%
Provision for uncollectible accounts	(2)	—%	(6)	—%	(1)	—%	(8)	—%	1	—%
Investment and other asset impairments	11	—%	—	—%	—	—%	11	—%	15	—%
Goodwill impairment charges	3	—%	—	—%	10	—%	3	—%	35	1%
Gain on changes in ownership interests, net	(34)	(1)%	—	—%	—	—%	(34)	(1)%	(6)	—%
Gain on settlement, net	—	—%	—	—%	—	—%	—	—%	(527)	(10)%
Total operating expenses and charges	2,449	85%	2,439	86%	2,308	86%	4,888	85%	4,064	76%
Operating income	$438	15%	$411	14%	$391	14%	$849	15%	$1,267	24%
Certain columns, rows or percentages may not sum or recalculate due to the use of rounded numbers.

(1)
On January 1, 2018, we adopted Revenue from Contracts with Customers (Topic 606) using the cumulative effect method for those contracts that were not substantially completed as of January 1, 2018. Results related to performance obligations satisfied beginning on and after January 1, 2018 are presented under Topic 606, while results related to the satisfaction of performance obligations in prior periods continue to be reported in accordance with our historical accounting under Revenue Recognition (Topic 605).
The following table summarizes our consolidated revenues among our reportable segments:

	Three months ended			Six months ended
	June 30, 2018	March 31, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(dollars in millions)
Revenues:(1)
U.S. dialysis and related lab services patient service revenues	$2,633	$2,508	$2,430	$5,140	$4,802
Provision for uncollectible accounts	(49)	25	(109)	(24)	(216)
U.S. dialysis and related lab services net patient service revenues	2,583	2,533	2,320	5,116	4,586
Other revenues	5	5	5	10	10
Total U.S. dialysis and related lab services revenues	2,588	2,538	2,325	5,126	4,596
Other—Ancillary services and strategic initiatives other revenues	222	238	315	460	632
Other—Ancillary services and strategic initiatives patient service revenues, net	106	102	78	208	140
Total other—ancillary services and strategic initiatives revenues	328	340	394	668	772
Elimination of intersegment revenues	(29)	(29)	(19)	(58)	(38)
Consolidated revenues	$2,887	$2,849	$2,699	$5,736	$5,331
Certain columns, rows or percentages may not sum or recalculate due to the use of rounded numbers.

(1)
On January 1, 2018, we adopted Topic 606 using the cumulative effect method for those contracts that were not substantially completed as of January 1, 2018. Results related to performance obligations satisfied beginning on and after January 1, 2018 are presented under Topic 606, while results related to the satisfaction of performance obligations in prior periods continue to be reported in accordance with our historical accounting under Revenue Recognition (Topic 605).

The following table summarizes consolidated operating income and adjusted consolidated operating income:

	Three months ended			Six months ended
	June 30, 2018	March 31, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(dollars in millions)
Operating income (loss):
U.S. dialysis and related lab services	$449	$433	$450	$883	$1,395
Other—Ancillary services and strategic initiatives	3	(7)	(48)	(4)	(106)
Corporate administrative support	(14)	(16)	(11)	(30)	(22)
Total consolidated operating income	$438	$411	$391	$849	$1,267
Reconciliation of non-GAAP measures:
Goodwill impairment charges	$3	$—	$10	$3	$35
Impairment of assets	11	—	—	11	15
Gain on settlement, net	—	—	—	—	(527)
Equity investment income related to gain on settlement	—	—	—	—	(3)
Gain on changes in ownership interests, net	(34)	—	—	(34)	(6)
Adjusted consolidated operating income(1)	$419	$411	$402	$829	$781
Certain columns or rows may not sum or recalculate due to the use of rounded numbers.

(1)
For the periods presented in the table above adjusted operating income is defined as operating income before certain items which we do not believe are indicative of ordinary results, including goodwill impairment charges, other asset impairments, a net settlement gain, and net gains on changes in ownership interests. Adjusted operating income as so defined is a non-GAAP measure and is not intended as a substitute for GAAP operating income. We have presented these adjusted amounts because management believes that these presentations enhance a user’s understanding of our normal consolidated operating income by excluding certain items which we do not believe are indicative of our ordinary results of operations. As a result, adjusting for these amounts allows for comparison to our normalized prior period results.
Consolidated revenues
Consolidated revenues for the second quarter of 2018 increased by approximately $38 million, or 1.3%, as compared to the first quarter of 2018. This increase was primarily driven by the increase in our U.S. dialysis and related lab services revenues which increased by approximately $50 million, primarily due to volume growth from additional treatments partially offset by a decrease in Medicare bad debt revenue, as discussed below. This increase was partially offset by a decrease of $12 million in our ancillary services and strategic initiatives net revenues, primarily due to a decline in shared savings revenue recognized at DaVita Health Solutions. Ancillary services and strategic initiatives net revenues were favorably impacted by increases in revenues from our pharmaceutical business, increases in VillageHealth revenues from special needs plans, and increases from international expansion, as described below.

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
Consolidated revenues for the second quarter of 2018 increased by approximately $188 million, or 7.0%, as compared to the second quarter of 2017. This increase was primarily driven by the increase in calcimimetics revenue, as discussed above. Our U.S. dialysis and related lab services revenues increased by approximately $263 million, primarily due to an increase in revenue as a result of the administration of calcimimetics, an increase in Medicare bad debt revenue, and volume growth from additional treatments, as described below. This increase in consolidated revenues was partially offset by a decrease of approximately $66 million in our ancillary services and strategic initiatives revenues, primarily due to a decline in volume in our pharmaceutical business due to calcimimetics. Ancillary services and strategic initiatives net revenues were favorably impacted by increases in revenues from international expansion and increases in VillageHealth revenues from special needs plans, as described below.
Consolidated revenues for the six months ended June 30, 2018 increased by approximately $405 million, or 7.6%, as compared to the same period in 2017. This increase was primarily driven by the increase in calcimimetics revenue, as discussed above. Our U.S. dialysis and related lab services revenues increased by approximately $530 million, primarily due to the administration of calcimimetics, an increase in Medicare bad debt revenue, and volume growth from additional treatments, as described below. This increase in consolidated revenues was partially offset by a decrease of approximately $104 million in our ancillary services and strategic initiatives revenues, which was driven by a decline in volume in our pharmaceutical business due to calcimimetics. Ancillary services and strategic initiatives net revenues were favorably impacted by increases in revenues from international expansion, increases in VillageHealth revenues from special needs plans, and an increase in shared savings recognized at DaVita Health Solutions, as described below.
Consolidated operating income
Consolidated operating results for the second quarter of 2018, which included a net gain on changes in ownership interests of $34 million, other asset impairment charges of $11 million, and a goodwill impairment charge of $3 million, increased by approximately $27 million as compared to the first quarter of 2018. Excluding these items, adjusted consolidated operating income for the second quarter of 2018 increased by $8 million due to an increase in U.S. dialysis and related lab services operating income of $16 million, and a decrease in expenses in our corporate administrative support of $2 million, partially offset by an increase in adjusted operating losses in our ancillary and strategic initiatives of $10 million, as discussed below.
Consolidated operating results for the second quarter of 2018, which included a net gain on changes in ownership interests of $34 million, other asset impairment charges of $11 million, and a goodwill impairment charge of $3 million, increased by $47 million as compared to the second quarter in 2017, which included a goodwill impairment charge of $10 million related to our vascular access reporting unit. Excluding these items from their respective periods, adjusted consolidated operating income for the second quarter of 2018 increased by $17 million due to a decrease in adjusted operating losses in our ancillary and strategic initiatives of $21 million, partially offset by a slight decrease in operating income in U.S. dialysis and related lab services of $1 million and an increase in expenses in our corporate administrative support of $3 million, as described below.
Consolidated operating results for the six months ended June 30, 2018, which included a net gain on changes in ownership interests of $34 million, other asset impairment charges of $11 million, and a goodwill impairment charge of $3 million, decreased by $418 million as compared to the same period in 2017, which included an adjustment to the gain on the APAC JV ownership change of $6 million, a net gain on a settlement with the U.S. Department of Veterans Affairs (VA) of $530 million, goodwill impairment charges of $35 million related to our vascular access reporting unit, and an asset impairment of $15 million related to the restructuring of our pharmacy business. Excluding these items from their respective periods, adjusted consolidated operating income for the second quarter of 2018 increased by $48 million due to an increase in adjusted operating income in U.S. dialysis and related lab services of $18 million and a decrease in adjusted operating losses in our ancillary and strategic initiatives of $38 million, partially offset by an increase in expenses in our corporate administrative support of $8 million, as described below.
U.S. dialysis and related lab services business
Results of operations

	Three months ended			Six months ended
	June 30, 2018	March 31, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(dollars in millions, except per treatment data)
Revenues:(1)
U.S. dialysis and related lab services patient service revenues	$2,633	$2,508	$2,430	$5,140	$4,802
Provision for uncollectible accounts	(49)	25	(109)	(24)	(216)
U.S. dialysis and related lab services net patient service revenues	2,583	2,533	2,320	5,116	4,586
Other revenues	5	5	5	10	10
Total U.S. dialysis and related lab services revenues	2,588	2,538	2,325	5,126	4,596
Operating expenses and charges:
Patient care costs	1,810	1,779	1,561	3,590	3,109
General and administrative	196	196	189	392	377
Depreciation and amortization	138	135	130	273	255
Equity investment income	(6)	(5)	(5)	(11)	(13)
Gain on settlement, net	—	—	—	—	(527)
Total operating expenses and charges	2,139	2,105	1,875	4,243	3,201
Operating income	$449	$433	$450	$883	$1,395
Reconciliation of non-GAAP measures:
Gain on settlement, net	—	—	—	—	(527)
Equity investment income related to gain on settlement	—	—	—	—	(3)
Adjusted operating income(2)	$449	$433	$450	$883	$865
Dialysis treatments	7,331,590	7,174,026	7,035,894	14,505,615	13,840,278
Average dialysis treatments per treatment day	93,995	92,568	90,204	93,284	89,292
Average dialysis and related lab services net revenue per treatment	$352.37	$353.05	$329.79	$352.71	$331.37
Certain columns or rows may not sum or recalculate due to the use of rounded numbers.

(1)
On January 1, 2018, we adopted Topic 606 using the cumulative effect method for those contracts that were not substantially completed as of January 1, 2018. Results related to performance obligations satisfied beginning on and after January 1, 2018 are presented under Topic 606, while results related to the satisfaction of performance obligations in prior periods continue to be reported in accordance with our historical accounting under Revenue Recognition Topic 605.

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

Revenues
Dialysis and related lab services’ revenues for the second quarter of 2018 increased by approximately $50 million, or 2.0%, as compared to the first quarter of 2018. The increase in dialysis and related lab services’ revenues was principally due to an increase in the number of treatments, partially offset by a decrease in average net revenue per treatment of less than $1. The increase in the number of treatments was primarily due to non-acquired growth, as well as an increase of one half treatment day in the second quarter of 2018 as compared to the first quarter of 2018. This increase was partially offset by a decrease in average net revenue per treatment which was impacted by a $12 million decrease in Medicare bad debt revenue recognized in the second quarter of 2018 as compared to the first quarter due to a policy election made under the new revenue standards to only apply the new guidance to contracts that were not substantially completed as of January 1, 2018. Average net revenue per treatment was also negatively impacted by a seasonal decline in acute treatments mix, offset by an increase in commercial and government reimbursement rates.
Dialysis and related lab services’ revenues for the second quarter of 2018 increased by approximately $263 million, or 11.3%, as compared to the second quarter of 2017. The increase in net revenues was principally due to an increase in our average dialysis net revenue per treatment of approximately $23 and volume growth from additional treatments. The increase in revenue per treatment was primarily related to the administration of calcimimetics, as discussed above, as well as an increase in Medicare bad debt revenue of $12 million due to a policy election made under the new revenue standards. The increase in the number of treatments was primarily attributable to acquired and non-acquired treatment growth during the second quarter of 2018 as compared to the second quarter of 2017.
Dialysis and related lab services’ revenues for the six months ended June 30, 2018 increased by approximately $530 million, or 11.5%, as compared to the same period in 2017. The increase in net revenues was principally due to an increase in our average dialysis net revenue per treatment of approximately $21 and volume growth from additional treatments. This increase was primarily related to the administration of calcimimetics, as discussed above, as well as an increase in Medicare bad debt revenue of $36 million due to a policy election made under the new revenue standards. The increase in the number of treatments was primarily attributable to acquired and non-acquired treatment growth and approximately one half additional treatment day during the six months ended June 30, 2018 as compared to the same period in 2017.
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
Operating expenses and charges
Patient care costs. Dialysis and related lab services’ patient care costs of approximately $247 per treatment for the second quarter of 2018 decreased approximately $1 per treatment as compared to the first quarter of 2018. The decrease was primarily related to a decrease in payroll taxes and benefits costs, and a decrease in pharmaceutical costs due to a decrease in calcimimetics. These decreases were partially offset by an increase in travel expenses and professional fees.
Dialysis and related lab services’ patient care costs per treatment for the second quarter of 2018 increased by approximately $25 per treatment as compared to the second quarter of 2017. The increase was primarily related to the administration of calcimimetics, an increase in labor and benefits costs including the 401(k) matching program that began in 2018, as well as an increase in other direct operating expenses associated with our dialysis centers. These increases were partially offset by a decrease in pharmaceutical costs and intensity.
Dialysis and related lab services’ patient care costs of approximately $247 per treatment for the six months ended June 30, 2018 increased by approximately $23 per treatment as compared to the same period in 2017. The increase was primarily related to the administration of calcimimetics, an increase in labor and benefits costs related to headcount increases and the 401(k) matching program that began in 2018, as well as an increase in other direct operating expenses associated with our dialysis centers. These increases were partially offset by a decrease in pharmaceutical costs and intensity.
General and administrative expenses. Dialysis and related lab services’ general and administrative expenses were approximately $196 million in both the second and first quarter of 2018. General and administrative expenses were negatively impacted by increases in advocacy and travel and entertainment costs offset by decreases in professional fees.
Dialysis and related lab services’ general and administrative expenses for the second quarter of 2018 increased by approximately $7 million as compared to the second quarter of 2017. This increase was primarily due to increases in benefit costs related to the 401(k) matching program that began in 2018 and advocacy costs, partially offset by decreases in asset impairments related to expected center closures, professional fees and travel expenses.
Dialysis and related lab services’ general and administrative expenses for the six months ended June 30, 2018 increased by approximately $15 million as compared to the same period in 2017. This increase was primarily due to increases in benefit costs related to the 401(k) matching program that began in 2018, advocacy costs and occupancy costs, partially offset by decreases in contract labor and travel expenses.
Depreciation and amortization. Depreciation and amortization for dialysis and related lab services was approximately $138 million for the second quarter of 2018, $135 million for the first quarter of 2018, and $130 million for the second quarter of 2017. The increase in depreciation and amortization in the second quarter of 2018 as compared to the first quarter of 2018 and the second quarter of 2017 was primarily due to growth in newly developed centers and acquired centers.
Depreciation and amortization for dialysis and related lab services was approximately $273 million for the six months ended June 30, 2018 as compared to $255 million for the same period in 2017. The increase was primarily due to the same factors as described above.
Equity investment income. Equity investment income for dialysis and related lab services was approximately $6 million for the second quarter of 2018, and $5 million for the first quarter of 2018 and the second quarter of 2017. Equity investment income in the second quarter of 2018 increased by approximately $1 million as compared to the first quarter of 2018 and the second quarter of 2017 primarily due to improved results in our nonconsolidated joint ventures.
Equity investment income for dialysis and related lab services was approximately $11 million for the six months ended June 30, 2018 as compared to $13 million for the same period in 2017. The decrease was primarily due to income recognized at our nonconsolidated joint ventures in the six months ended June 30, 2017 related to the gain on the settlement with the VA, as discussed below.
Gain on settlement, net. During the first quarter of 2017, we reached an agreement with the government for amounts owed to us for dialysis services provided from 2005 through 2011 to patients covered by the VA. As a result of this settlement we recognized a one-time net gain of $527 million, as well as equity investment income of $3 million for our share of the settlement income recognized by our nonconsolidated joint ventures. As a result, the total effect of this settlement on our operating income was an increase of $530 million.
Segment operating income
Dialysis and related lab services’ operating income for the second quarter of 2018 increased by approximately $16 million as compared to the first quarter of 2018. Operating income increased due to an increase in treatments in the second quarter of 2018, the administration of calcimimetics and decreases in benefit and pharmaceutical costs, partially offset by an increase in travel and advocacy costs, as well as an increase in depreciation and amortization expense, as discussed above.
Dialysis and related lab services’ operating income for the second quarter of 2018 decreased by approximately $1 million as compared to the second quarter of 2017. This decrease in operating income was principally due to higher labor and benefits costs including the 401(k) matching program that began in 2018, increases in other direct operating expenses associated with our dialysis centers, and an increase in advocacy costs. Operating income benefited from the administration of calcimimetics, as discussed above, as well as reduced pharmaceutical costs and intensity.
Dialysis and related lab services’ operating income for the six months ended June 30, 2018 decreased by approximately $512 million as compared to the same period in 2017, which included a net gain on settlement of $530 million. Excluding this item from the six months ended June 30, 2017, dialysis and lab services' adjusted operating income increased by approximately $18 million as compared to the six months ended June 30, 2017. This increase in adjusted operating income was due to the administration of calcimimetics, as discussed above, as well as an increase of one half treatment day in the six months ended

June 30, 2018. Adjusted operating income also benefited from reduced pharmaceutical costs and intensity. Adjusted operating income was negatively impacted by higher labor and benefits costs, including the 401(k) matching program that began in 2018, other direct operating expenses associated with our dialysis centers, advocacy costs, occupancy costs, and depreciation and amortization expense.
Other—Ancillary services and strategic initiatives business
Our other operations include ancillary services and strategic initiatives, which are primarily aligned with our U.S. dialysis and related lab services business, along with our international dialysis operations. As of June 30, 2018, these consisted primarily of pharmacy services, disease management services, vascular access services, clinical research programs, physician services, ESRD seamless care organizations, and comprehensive care as well as our international operations. The ancillary services and strategic initiatives generated approximately $328 million in revenues for the second quarter of 2018, representing approximately 11.0% of our consolidated revenues. We expect to add additional service offerings to our business and pursue additional strategic initiatives in the future as circumstances warrant, which could include healthcare services not related to dialysis. In addition, in connection with our previously announced capital allocation strategy, in 2018 we plan to continue our evaluation of strategic alternatives for various assets in our portfolio. Any significant change in market conditions, or business performance, or in the political, legislative or regulatory environment, may impact the economic viability of any of our strategic initiatives. For example, recent changes in the oral pharmacy space, including reimbursement rate pressures, have negatively impacted the economics of our pharmacy services business. As a result, during the second half of 2018 we plan to transition the customer service and fulfillment functions of this business to third parties and wind down our distribution operation.  We expect to incur a loss for these operations during the transition in the third and fourth quarters of 2018, and we incurred a one-time charge of $11 million related to write-off of assets in the second quarter of 2018. We also expect to incur additional restructuring charges in the remainder of 2018 related to this plan.  We do not expect the net financial impact of this plan to be material. If any of our ancillary services or strategic initiatives, such as our international operations, are unsuccessful, it would have a negative impact on our business, results of operations and financial condition, and we may determine to exit the line of business. We could incur significant termination costs if we were to exit certain of these lines of business. In addition, we may incur a material write off or an impairment of our investment, including goodwill, in one or more of our ancillary services or strategic initiatives. In that regard, we have taken, and may in the future take, impairment and restructuring charges in addition to those described above related to our ancillary services and strategic initiatives, including in our international and pharmacy businesses.
As of June 30, 2018, we provided dialysis and administrative services to a total of 253 outpatient dialysis centers located in 10 countries outside of the United States. The total net revenues generated from our international operations are provided below.

The following table reflects the results of operations for our ancillary services and strategic initiatives:

	Three months ended			Six months ended
	June 30, 2018	March 31, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(dollars in millions)
U.S. revenues:(1)
Other revenues	$221	$237	$314	$458	$630
Total	221	237	314	458	630
International revenues:(1)
Dialysis patient service revenues	106	102	78	208	140
Other revenues	1	1	1	2	3
Total	107	103	79	210	142
Total net revenues(1)	$328	$340	$394	$668	$772
Operating expenses and charges:
Operating and other general expenses	$345	$347	$430	$692	$835
Goodwill impairment	3	—	10	3	35
Impairment of other assets	11	—	—	11	15
Gain on changes in ownership interests	(34)	—	—	(34)	(6)
Total operating expenses and charges	325	347	442	672	878
Total ancillary services and strategic initiatives operating loss	$3	$(7)	$(48)	$(4)	$(106)

U.S. operating loss	$4	$(5)	$(36)	$(1)	$(89)
Reconciliation of non-GAAP:
Goodwill impairment charges	—	—	10	—	35
Gain on changes in ownership interests, net	(35)	—	—	(35)	—
Impairment of other assets	11	—	—	11	15
Adjusted operating loss(2)	$(20)	$(5)	$(26)	$(25)	$(39)

International operating loss	$(1)	$(2)	$(13)	$(3)	$(18)
Reconciliation of non-GAAP:
Goodwill impairment charge	3	—	—	3	—
Gain on changes in ownership interests, net	1	—	—	1	(6)
Adjusted operating loss(2)	$3	$(2)	$(13)	$1	$(24)
Total adjusted ancillary services and strategic initiatives operating loss(2)	$(17)	$(7)	$(38)	$(24)	$(62)
Certain columns, rows or percentages may not sum or recalculate due to the use of rounded numbers.

(1)
On January 1, 2018, we adopted Topic 606 using the cumulative effect method for those contracts that were not substantially completed as of January 1, 2018. Results related to performance obligations satisfied beginning on and after January 1, 2018 are presented under Topic 606, while results related to the satisfaction of performance obligations in prior periods continue to be reported in accordance with our historical accounting under Revenue Recognition Topic 605.

(2)
For the periods presented in the table above, adjusted operating loss is defined as operating loss before certain items which we do not believe are indicative of ordinary results, including goodwill impairment charges, other asset impairments, and net gain on changes in ownership interests. Adjusted operating loss as so defined is a non-GAAP measure and is not intended as a substitute for GAAP operating loss. We have presented these adjusted amounts because management believes that these presentations enhance a user’s understanding of our normal consolidated operating income by excluding certain items which we do not believe are indicative of our ordinary results of operations. As a result, adjusting for these amounts allows for comparison to our normal prior period results.

Revenues
Revenues from our ancillary services and strategic initiatives for the second quarter of 2018 decreased by approximately $12 million, or 3.5%, as compared to the first quarter of 2018. This decrease was primarily due to a decrease in shared savings revenue recognized by DaVita Health Solutions, partially offset by an increase in revenues from our pharmacy business, an increase in VillageHealth revenues from special needs plans, and our international expansion from acquired and non-acquired growth.
Revenues from our ancillary services and strategic initiatives for the second quarter of 2018 decreased by approximately $66 million, or 16.8%, as compared to the second quarter of 2017. This decrease was primarily due to a decline in volume in our pharmaceutical business due to the shift of calcimimetics to reimbursement for Medicare patients under Medicare Part B which is now billed in our U.S. dialysis and related services lab business, partially offset by an increase in revenues from our international expansion due to acquired and non-acquired growth and an increase in VillageHealth revenues from special needs plans.
Revenues from our ancillary services and strategic initiatives for the six months ended June 30, 2018 decreased by approximately $104 million, or 13.5%, as compared to the same period in 2017. This decrease was primarily due to a decline in volume in our pharmaceutical business as a result of a shift of calcimimetics to reimbursement for Medicare patients under Medicare Part B which is now billed in our U.S. dialysis and related services lab business, partially offset by an increase in revenues from our international expansion due to acquired and non-acquired growth, an increase in VillageHealth revenues from special needs plans, and an increase in shared savings recognized at DaVita Health Solutions.
Operating and general expenses
Ancillary services and strategic initiatives operating expenses for the second quarter of 2018 decreased by approximately $2 million from the first quarter of 2018, primarily related to decreases in labor and benefit costs, partially offset by an increase in other medical supplies.
Ancillary services and strategic initiatives operating expenses for the second quarter of 2018 decreased by approximately $85 million, as compared to the second quarter of 2017, primarily related to decreases in pharmaceutical costs due to decreased volume related to calcimimetics, partially offset by an increase in medical costs at VillageHealth related to the cost of calcimimetics in our special needs plans and an increase in expenses associated with our international operations.
Ancillary services and strategic initiatives operating expenses for the six months ended June 30, 2018 decreased by approximately $143 million, as compared to the same period in 2017, primarily related to decreases in pharmaceutical costs due to decreased volume related to calcimimetics, partially offset by an increase in medical costs at VillageHealth related to the cost of calcimimetics in our special needs plans and an increase in expenses associated with our international operations.
Goodwill and other asset impairment charges. During the three and six months ended June 30, 2018, we recognized a goodwill impairment charge of $3 million at our German integrated healthcare business.
During the three months ended June 30, 2017, we recognized a goodwill impairment charge of $10 million at our vascular access reporting unit, for total goodwill impairment charges of $35 million for this reporting unit during the six months ended June 30, 2017. This additional charge resulted primarily from continuing changes in our outlook as our partners and operators continued to evaluate potential changes in operations, including termination of their management services agreements and center closures, as a result of recent changes in Medicare reimbursement. There is no goodwill remaining at our vascular access reporting unit.
During the third quarter of 2018, we announced a plan to restructure our pharmacy business, as discussed above. As a result of this planned restructuring, we recognized an asset impairment charge of $11 million in the second quarter of 2018.
During the six months ended June 30, 2018 and June 30, 2017, we recognized asset impairment charges of $11 million and $15 million, respectively, related to planned restructurings of our pharmacy business.
Gain on changes in ownership interests, net. We sold 100% of the stock of Paladina Health, our direct primary care business, effective June 1, 2018 and recognized a gain of $35 million on this transaction. In addition, we recognized a loss of $1 million related to the unwinding of a business internationally. In aggregate, we recognized a net gain of $34 million on changes in ownership interests for the three and six months ended June 30, 2018.

During the six months ended June 30, 2017, we recorded an additional $6 million non-cash gain as a result of our agreement with Khazanah Nasional Berhad (Khazanah) and Mitsui and Co., Ltd (Mitsui) concerning the APAC JV related to a change in estimate of pending post-closing adjustments for the formation of this joint venture.
Segment operating losses
Ancillary services and strategic initiatives operating loss for the second quarter of 2018, which included a net gain on changes in ownership interests of $34 million, other asset impairment charges of $11 million, and a goodwill impairment charge of $3 million, decreased by approximately $10 million from the first quarter of 2018. Excluding these items from the second quarter of 2018, adjusted operating losses increased by $10 million, primarily due to a decrease in shared savings recognized at DaVita Health Solutions, partially offset by a decrease in losses at our pharmacy business and favorable foreign currency fluctuations.
Ancillary services and strategic initiatives operating loss for the second quarter of 2018, which included a net gain on changes in ownership interests of $34 million, other asset impairment charges of $11 million, and a goodwill impairment charge of $3 million, decreased by approximately $51 million from the second quarter of 2017, which included a goodwill impairment charge of $10 million related to our vascular access reporting unit. Excluding these items from their respective periods, adjusted operating losses decreased by $21 million, primarily due to improvement in our international business partially offset by an increase in costs at VillageHealth related to the cost of calcimimetics in our special needs plans.
Ancillary services and strategic initiatives operating loss for the six months ended June 30, 2018, which included a net gain on changes in ownership interests of $34 million, other asset impairment charges of $11 million, and a goodwill impairment charge of $3 million, decreased by approximately $102 million from the same period in 2017, which included an adjustment to the gain on the APAC JV ownership change of $6 million, goodwill impairment charges of $35 million related to our vascular access reporting unit, and an asset impairment of $15 million related to the restructuring of our pharmacy business. Excluding these items from their respective periods, adjusted operating losses decreased by $38 million, primarily due to shared savings recognized at DaVita Health Solutions in the first quarter of 2018 and improvement in our international business partially offset by an increase in costs at VillageHealth related to the cost of calcimimetics in our special needs plans.
Corporate-level charges
Debt expense. Debt expense was $120 million in the second quarter of 2018, $114 million in the first quarter of 2018 and $108 million in the second quarter of 2017. Debt expense increased by $6 million as compared to the first quarter of 2018 and by $12 million as compared to the second quarter of 2017, primarily due to an increase in our average outstanding balance and an increase our average interest rate.
Debt expense was $233 million for the six months ended June 30, 2018 as compared to $212 million for the same period in 2017. Debt expense increased by $21 million primarily due to the same factors as described above.
Corporate administrative support. Corporate administrative support consists primarily of labor, benefits and long-term incentive compensation expense, as well as professional fees for departments which provide support to all of our various operating lines of business. This is partially offset by internal management fees charged to our other lines of business for that support.
Corporate administrative support costs were approximately $14 million in the second quarter of 2018, $16 million in the first quarter of 2018 and $11 million in the second quarter of 2017. Corporate administrative support costs in the second quarter of 2018 as compared to the first quarter of 2018 decreased primarily due to decreases in labor and benefit costs. Corporate administrative support costs in the second quarter of 2018 as compared to the same period of 2017 increased primarily due to a reduction in internal management fees charged to our ancillary lines of business.
Corporate administrative support costs were approximately $30 million in the six months ended June 30, 2018, as compared to $22 million for the same period in 2017. The increase in corporate administrative support costs was primarily due to a reduction in internal management fees charged to our ancillary lines of business.
Other income. Other income was $2 million for the second quarter of 2018, $5 million for the first quarter of 2018 and $5 million in the second quarter of 2017. The decrease in other income for the second quarter of 2018 as compared to the first quarter of 2018 and second quarter of 2017 was primarily due to foreign currency losses, partially offset by increases in interest and investment income.

Other income was approximately $7 million in the six months ended June 30, 2018, as compared to $9 million for the same period in 2017. The decrease in other income was primarily due to the same factors as described above.
Noncontrolling interests
Net income attributable to noncontrolling interests was $39 million for the second quarter of 2018 compared to $47 million for the first quarter of 2018 and $35 million for the second quarter of 2017. The decrease in net income attributable to noncontrolling interests in the second quarter of 2018 compared to the first quarter of 2018 was primarily due to noncontrolling interest expense recognized by DMG in first quarter of 2018. The increase in net income attributable to noncontrolling interests in the second quarter of 2018 compared to the second quarter of 2017 was primarily due to an increase in profitability at some of our joint ventures, partially offset by a net $3 million decrease in noncontrolling interests related to the goodwill impairment at our vascular access reporting unit in the second quarter of 2017.
Accounts receivable
Our consolidated total accounts receivable balances at June 30, 2018 and December 31, 2017 were $1,842 million and $1,715 million, respectively, which represented approximately 59 days and 57 days, respectively, net of allowance for uncollectible accounts. The increase in consolidated day sales outstanding (DSO) of two days was primarily due to a delay in collections related to calcimimetics. Our DSO calculation is based on the current quarter’s average revenues per day. There were no significant changes during the second quarter of 2018 from the first quarter of 2018 in the amount of unreserved accounts receivable over one year old or the amounts pending approval from third-party payors.
Liquidity and capital resources
Consolidated cash flow from operations during the second quarter of 2018 was $562 million, of which $606 million was from continuing operations, compared with consolidated cash flows during the second quarter of 2017 of $150 million, of which $144 million was from continuing operations. The increase in cash flow from continuing operations in the second quarter of 2018 compared to the second quarter of 2017 is due to the timing of tax payments made in second quarter of 2017 related to the VA settlement as well as other working capital items. Non-operating cash outflows for the second quarter of 2018 included capital asset expenditures of $242 million, including $146 million for new center developments and relocations and $96 million for maintenance and information technology. In addition, during the quarter ended June 30, 2018, we spent $73 million for acquisitions, paid distributions to noncontrolling interests of $49 million, and repurchased a total of 7,797,712 shares of our common stock for $512 million. Non-operating cash outflows for the second quarter of 2017 included capital asset expenditures of $184 million, including $129 million for new center developments and relocations and $55 million for maintenance and information technology. In addition, during the second quarter of 2017, we spent $543 million for acquisitions, including the Renal Ventures acquisition, as well as paid distributions to noncontrolling interests of $73 million and repurchased a total of 3,574,573 shares of our common stock for $232 million.
Consolidated cash flow from operations during the six months ended June 30, 2018 was $925 million, of which $812 million was from continuing operations, compared with consolidated cash flows during the same period in 2017 of $1,015 million, of which $914 million was from continuing operations. The decrease in cash flow from continuing operations in the six months ended June 30, 2018 was primarily due to the payment received in the first quarter of 2017 from the settlement with the VA as well as the timing of tax payments and other working capital items. Non-operating cash outflows for the six months ended June 30, 2018 included capital asset expenditures of $474 million, including $259 million for new center developments and relocations and $215 million for maintenance and information technology. In addition, we spent $89 million for acquisitions and also paid distributions to noncontrolling interests of $94 million and we repurchased a total of 11,995,016 shares of our common stock for $810 million during the six months ended June 30, 2018. Non-operating cash outflows for the six months ended June 30, 2017 included capital asset expenditures of $399 million, including $255 million for new center developments and relocations and $144 million for maintenance and information technology. In addition, we spent $620 million for acquisitions, including the Renal Ventures acquisition, as well as paid $116 million in distributions to noncontrolling interests and we repurchased a total of 3,574,573 shares of our common stock for $232 million during the six months ended June, 30, 2017.
During the second quarter of 2018, our U.S. dialysis and related lab services business opened 43 dialysis centers, acquired one dialysis center, closed and merged two dialysis centers and closed one dialysis center which we operated under a management and administrative service agreement. In addition, our international dialysis operations acquired 14 dialysis centers, opened one dialysis center, and closed one dialysis center. Our APAC JV also closed two dialysis centers.

During the six months ended June 30, 2018, our U.S. dialysis and related lab services business opened 71 dialysis centers, acquired two dialysis centers, closed and merged three dialysis centers, added one dialysis center which we operate under a management and administrative service agreement and closed one dialysis center which we operated under a management and administrative service agreement. In addition, our international dialysis operations acquired 18 dialysis centers, developed one dialysis center, and closed two dialysis centers. Our APAC JV also acquired two dialysis centers and closed three dialysis centers.
During the second quarter of 2017, our U.S. dialysis and related lab services business opened 27 dialysis centers, acquired 44 dialysis centers, including dialysis centers associated with the acquisition of Renal Ventures, closed and merged two dialysis centers, and divested six dialysis centers. In addition, our international dialysis operations acquired 51 dialysis centers, opened two dialysis centers, and closed one dialysis center. Our APAC JV also acquired one dialysis center, opened two dialysis centers, and closed one dialysis center.
During the six months ended June 30, 2017, our U.S. dialysis and related lab services business opened 51 dialysis centers, acquired 56 dialysis centers, including dialysis centers associated with the acquisition of Renal Ventures, closed and merged two dialysis centers, closed three dialysis centers, and divested six dialysis centers. In addition, our international dialysis operations acquired 54 dialysis centers, opened six dialysis centers, and closed one dialysis center. Our APAC JV acquired one dialysis center, opened three dialysis centers, and closed one dialysis center.
During the second quarter of 2018, our DMG business acquired one private medical practice. During the second quarter of 2017, DMG acquired two private medical practices and one primary care physician practice.
During the six months ended June 30, 2018, our DMG business acquired two private medical practices. During the six months June 30, 2017, our DMG business acquired three private medical practices and two primary care physician practices.
Also during the first six months of 2018, we made mandatory principal payments under our senior secured credit facilities totaling $50.0 million on Term Loan A and $17.5 million on Term Loan B.
Cap agreements
On June 30, 2018, the interest rate cap agreements that were entered into in November 2014 with notional amounts totaling $3.5 billion expired. These cap agreements became effective September 30, 2016 and had the economic effect of capping the LIBOR variable component of our interest rate at a maximum of 3.50% on an equivalent amount of our debt. During the six months ended June 30, 2018, we recognized debt expense of $4.1 million from these cap agreements and we recorded an immaterial loss in other comprehensive income due to a decrease in the unrealized fair value of these cap agreements.
As of June 30, 2018, we also maintained several currently effective interest rate cap agreements that were entered into in October 2015 with notional amounts totaling $3.5 billion. These cap agreements became effective June 29, 2018 and have the economic effect of capping the LIBOR variable component of our interest rate at a maximum of 3.50% on an equivalent amount of our debt. These cap agreements expire on June 30, 2020. As of June 30, 2018, the total fair value of these cap agreements was an asset of approximately $2.1 million. During the six months ended June 30, 2018, we recorded a gain of $1.1 million in other comprehensive income due to an increase in the unrealized fair value of these forward cap agreements.
Other items
On March 29, 2018, we entered into an Increase Joinder Agreement under our existing senior secured credit facilities. Pursuant to this Increase Joinder Agreement, we entered into an additional $995 million Term Loan A-2. The new Term Loan A-2 bears interest at LIBOR plus an interest rate margin of 1.00%. As of June 30, 2018, we had drawn $952 million of the Term Loan A-2. The remaining amount of $43 million on Term Loan A-2 was drawn subsequent to June 30, 2018.
As of June 30, 2018, our Term Loan B debt bears interest at LIBOR plus an interest rate margin of 2.75%. Term Loan B is subject to interest rate caps if LIBOR should rise above 3.50%. Term Loan A bears interest at LIBOR plus an interest rate margin of 2.00%. The capped portion of Term Loan A is $140.0 million if LIBOR should rise above 3.50%. In addition, the uncapped portion of Term Loan A, which is subject to the variability of LIBOR, is $585.0 million. Term Loan A-2 is subject to the variability of LIBOR plus an interest rate margin of 1.00%. Interest rates on our senior notes are fixed by their terms.
Our weighted average effective interest rate on the senior secured credit facilities at the end of the second quarter was 4.72%, based on the current margins in effect of 2.00% for Term Loan A, 1.00% for Term Loan A-2, and 2.75% for Term Loan B, as of June 30, 2018.

Our overall weighted average effective interest rate during the quarter ended June 30, 2018 was 4.91% and as of June 30, 2018 was 4.99%.
As of June 30, 2018, our interest rates are fixed on approximately 48.8% of our total debt.
As of June 30, 2018, we had no outstanding balance on our $1.0 billion revolving line of credit under our senior secured credit facilities, of which approximately $14.4 million was committed for outstanding letters of credit. We also have approximately $22.4 million of additional outstanding letters of credit related to our Kidney Care business and $0.2 million of committed outstanding letters of credit related to our DMG business, which is backed by a certificate of deposit.
We believe that our cash flow from operations and other sources of liquidity, including from amounts available under our existing credit facilities and debt refinancing, as well as proceeds from the anticipated sale of our DMG business if consummated, will be sufficient to fund our scheduled debt service under the terms of our debt agreements and other obligations for the foreseeable future, including the next 12 months. Our primary recurrent sources of liquidity are cash from operations and cash from borrowings.
Goodwill
We elected to early adopt ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, effective January 1, 2017.
During the three and six months ended June 30, 2018, we performed scheduled annual and other reporting unit goodwill impairment assessments, including for our Brazil dialysis and German integrated healthcare businesses. As a result, we recognized a goodwill impairment charge of $3 million at our German integrated healthcare business.
During the three and six months ended June 30, 2017, we recognized goodwill impairment charges of $10 million and $35 million, respectively, at our vascular access reporting unit. These charges resulted primarily from continuing changes in our outlook as our partners and operators continued to evaluate potential changes in operations, including termination of their management services agreements and center closures, as a result of recent changes in Medicare reimbursement. There is no goodwill remaining at our vascular access reporting unit.
As of June 30, 2018, our Brazil dialysis business had a goodwill balance of $55 million with an excess of estimated fair value over its carrying amount as of the latest assessment date of 9.8%. Future reductions in reimbursement rates, changes in actual or expected growth rates, or other significant adverse changes in expected future cash flows or valuation assumptions could result in goodwill impairment charges in the future for our Brazil dialysis business. As of the latest assessment date, the potential impact on estimated fair value of a sustained, long-term reduction of 3% in operating income was (2.5)% and the potential impact on estimated fair value of an increase in discount rates of 100 basis points was (7.3)%.
Except as described above and in our annual report on Form 10-K for the year ended December 31, 2017, none of our various other reporting units were considered at risk of significant goodwill impairment as of June 30, 2018. Since the dates of our last annual goodwill impairment assessments, there have been certain developments, events, changes in operating performance and other changes in key circumstances that have affected our businesses. However, these changes did not cause management to believe it is more likely than not that the fair value of any of our reporting units would be less than their respective carrying amounts as of June 30, 2018.
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
During the six months ended June 30, 2018, we granted 1,779,738 stock-settled stock appreciation rights with an aggregate grant-date fair value of $29 million and a weighted-average expected life of approximately 4.2 years. We also granted

1,093,878 stock units with an aggregate grant-date fair value of $72 million and a weighted-average expected life of approximately 3.4 years.
Long-term incentive compensation expense of $16 million in the second quarter of 2018 remained relatively flat as compared to the first quarter of 2018.
Long-term incentive compensation expense in the second quarter of 2018 increased by approximately $4 million as compared to the second quarter of 2017 primarily due to a new broad grant that was granted during the second quarter of 2018.
Long-term incentive compensation expense for the six months ended June 30, 2018 increased by approximately $4 million as compared to the six months ended June 30, 2017. This increase in long-term incentive compensation was primarily due to a new broad grant that was granted during the second quarter of 2018.
As of June 30, 2018, there was $154 million in total estimated but unrecognized compensation expense for LTIP awards outstanding, including $128 million related to stock-based compensation arrangements under our equity compensation and employee stock purchase plans. We expect to recognize the performance-based cash component of these LTIP costs over a weighted average remaining period of 1.0 year and the stock-based component of these LTIP costs over a weighted average remaining period of 1.7 years.
Stock repurchases
During the six months ended June 30, 2018, we repurchased a total of 11,995,016 shares of our common stock for $810 million at an average price of $67.52 per share. We have also repurchased 3,871,905 shares of our common stock for $273 million at an average price of $70.48 per share, subsequent to June 30, 2018 through July 31, 2018.
On July 11, 2018, our Board of Directors approved an additional share repurchase authorization in the amount of approximately $1,390 million. This share repurchase authorization was in addition to the approximately $110 million remaining at that time under our Board of Directors' prior share repurchase authorization approved in October 2017. Accordingly, as of July 31, 2018, we have a total of approximately $1,426 million remaining available under the current Board repurchase authorizations for additional share repurchases. Although these share repurchase authorizations do not have expiration dates, we remain subject to share repurchase limitations under the terms of our senior secured credit facilities and the indentures governing our senior notes.
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

The following is a summary of these contractual obligations and commitments as of June 30, 2018 (in millions):

	Remainder of 2018	1-3 years	4-5 years	After 5 years	Total
Scheduled payments under contractual obligations:
Long-term debt	$83	$5,032	$1,278	$3,317	$9,710
Interest payments on the senior notes	118	710	401	202	1,431
Interest payments on Term Loan B(1)	83	405	—	—	488
Interest payments on Term Loan A(2)	15	14	—	—	29
Interest payments on Term Loan A-2(2)	16	15	—	—	31
Kidney Care capital lease obligations	12	66	173	41	292
Kidney Care operating leases	232	1,282	663	1,261	3,438
DMG capital lease obligations	36	—	—	—	36
DMG operating leases	44	225	107	254	630
	$639	$7,749	$2,622	$5,075	$16,085
Potential cash requirements under other commitments:
Letters of credit	$37	$—	$—	$—	$37
Noncontrolling interests subject to put provisions	641	257	72	77	1,047
Non-owned and minority owned put provisions	27	36	—	—	63
Operating capital advances	—	2	1	2	5
Purchase commitments	195	875	251	—	1,321
	$900	$1,170	$324	$79	$2,473

(1)	Assuming no changes to LIBOR-based interest rates as Term Loan B currently bears interest at LIBOR plus an interest rate margin of 2.75%.

(2)	Based upon current LIBOR-based interest rates in effect at June 30, 2018 plus an interest rate margin of 2.00% for Term Loan A and plus an interest rate margin of 1.00% for Term Loan A-2.
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
Our total expenditures for the six months ended June 30, 2018 on such products for Baxter hemodialysis products and supplies was 2.2% and for Fresenius was approximately 2.5% of our total U.S. dialysis and related lab services operating costs. The actual amount of such purchases in future years will depend upon a number of factors, including the operating requirements of our centers, the number of centers we acquire and growth of our existing centers.
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
Settlements of approximately $46.6 million of existing income tax liabilities for unrecognized tax benefits, including interest, penalties and other long-term tax liabilities, are excluded from the table above as reasonably reliable estimates of their timing cannot be made.
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
As of June 30, 2018, if these physician groups were not consolidated in our financial statements, our consolidated assets would have been approximately $18.911 billion and our consolidated other liabilities would have been approximately $3.568 billion. Our consolidated indebtedness would have remained approximately $10.002 billion since almost all of these physician groups are classified as held for sale with DMG. For the six months ended June 30, 2018, if these physician groups were not consolidated in our financial statements, our consolidated net income would have been reduced by approximately $7,922 thousand. Our consolidated total net revenues and consolidated operating income would have remained approximately $5.736 billion and $848.9 million, respectively, since almost all of these physician groups are included in discontinued operations.
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
For the six months ended June 30, 2018, excluding DMG's equity investment income attributable to CMGI, our consolidated net income would be lower by approximately $323 thousand. See Note 23 to the consolidated financial statements for further details.
New Accounting Standards
See discussion of new accounting standards in Note 21 to the condensed consolidated financial statements included in Part I, Item 1 of this report.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk
Interest rate sensitivity
The tables below provide information about our financial instruments that are sensitive to changes in interest rates. The table below presents principal repayments and current weighted average interest rates on our debt obligations as of June 30, 2018. The variable rates presented reflect the weighted average LIBOR rates in effect for all debt tranches plus interest rate margins in effect as of June 30, 2018. Term Loan A currently bears interest at LIBOR plus an interest rate margin of 2.00%. Term Loan A and the revolving line of credit are subject to adjustment depending upon changes in certain of our financial ratios, including a leverage ratio. Term Loan A-2 currently bears interest at LIBOR plus an interest rate margin of 1.00%. Term Loan B currently bears interest at LIBOR plus an interest rate margin of 2.75%.

									Average interest rate
	Expected maturity date									Fair Value
	2018	2019	2020	2021	2022	2023	Thereafter	Total
	(dollars in millions)
Long term debt:
Fixed rate	$25	$32	$30	$28	$1,278	$155	$3,353	$4,901	5.28%	$4,792
Variable rate	$70	$1,680	$45	$3,283	$10	$8	$5	$5,101	4.72%	$5,129

	Notional Amount	Contract maturity date						Fair Value
		2018	2019	2020	2021	2022	Receive variable
	(dollars in millions)
Cap agreements	$3,500	$—	$—	$3,500	$—	$—	LIBOR above 3.5%	$2
On March 29, 2018, we entered into an Increase Joinder Agreement under our senior secured credit facilities. Pursuant to this Increase Joinder Agreement, we entered into an additional $995 million Term Loan A-2. The new Term Loan A-2 bears interest at LIBOR plus an interest rate margin of 1.00%. As of June 30, 2018, we had drawn $952 million of the Term Loan A-2. The remaining amount of $43 million on Term Loan A-2 was drawn subsequent to June 30, 2018.
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
As of June 30, 2018, our Term Loan A bears interest at LIBOR plus an interest rate margin of 2.00%, our Term Loan A-2 bears interest at LIBOR plus an interest rate margin of 1.00%, and our Term Loan B debt bears interest at LIBOR plus an interest rate margin of 2.75%. LIBOR was higher than the 0.75% embedded LIBOR floor on Term Loan B, resulting in Term Loan B being subject to LIBOR-based interest rate volatility on the LIBOR variable component of our interest rate as of June 30, 2018. The LIBOR-based interest component is limited to a maximum LIBOR rate of 3.50% on the outstanding principal debt on Term Loan B and $140.0 million on Term Loan A as a result of the interest rate cap agreements, as described below.
On June 30, 2018, our interest rate cap agreements that were entered into in November 2014 with notional amounts totaling $3.5 billion expired. These cap agreements became effective September 30, 2016 and had the economic effect of capping the LIBOR variable component of our interest rate at a maximum of 3.50% on an equivalent amount of our debt. During the six months ended June 30, 2018, we recognized debt expense of $4.1 million from these cap agreements and we recorded an immaterial loss in other comprehensive income due to a decrease in the unrealized fair value of these cap agreements.
As of June 30, 2018, we also maintained several currently effective interest rate cap agreements that were entered into in October 2015 with notional amounts totaling $3.5 billion. These cap agreements became effective June 29, 2018 and have the economic effect of capping the LIBOR variable component of our interest rate at a maximum of 3.50% on an equivalent amount of our debt. These cap agreements expire on June 30, 2020. As of June 30, 2018, the total fair value of these cap agreements was an asset of approximately $2.1 million. During the six months ended June 30, 2018, we recorded a gain of $1.1 million in other comprehensive income due to an increase in the unrealized fair value of these forward cap agreements.
Our weighted average effective interest rate on the senior secured credit facilities at the end of the second quarter was 4.72%, based on the current margins in effect of 2.00% for Term Loan A, 1.00% for Term Loan A-2 and 2.75% for Term Loan B, as of June 30, 2018.
As of June 30, 2018, our Term Loan B debt bears interest at LIBOR plus an interest rate margin of 2.75%. Term Loan B is also subject to interest rate caps if LIBOR should rise above 3.50%. Term Loan A bears interest at LIBOR plus an interest rate margin of 2.00% and Term Loan A-2 bears interest at LIBOR plus an interest rate margin of 1.00%.
Our overall weighted average effective interest rate during the quarter ended June 30, 2018 was 4.91% and as of June 30, 2018 was 4.99%.
As of June 30, 2018, we had undrawn revolving credit facilities totaling $1.0 billion, of which approximately $14.4 million was committed for outstanding letters of credit. The remaining amount is unencumbered. We also have approximately $22.4 million of additional outstanding letters of credit related to our Kidney Care business and $0.2 million of committed outstanding letters of credit related to our DMG business, which is backed by a certificate of deposit.
Exchange rate sensitivity
While our business is predominantly conducted in the U.S. we have developing operations in ten other countries as well, including those of our APAC JV. For consolidated financial reporting purposes, the U.S. dollar is our reporting currency. However, the functional currencies of our operating businesses in other countries are typically those of the countries in which they operate. Therefore, changes in the rate of exchange between the U.S. dollar and the local currencies in which our international operations are conducted affect our results of operations and financial position as reported in our consolidated financial statements.
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

•
Criminal or civil liability, fines, damages or monetary penalties for violations of healthcare fraud and abuse laws, including the federal Anti-Kickback Statute, Stark Law and FCA, or other failures to meet regulatory requirements;

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
Changes in federal and state health regulations could have a material adverse effect on our business, financial condition and results of operations.
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
In August 2017, a proposition was submitted to be placed on the California ballot (Proposition 8) seeking to limit the amount of revenue a dialysis provider can earn on commercial patients taking into account only a portion of the costs incurred by a dialysis provider. Proposition 8 was submitted by, and is supported by, the Service Employees International Union - United Healthcare Workers West. Ballot initiatives similar to Proposition 8 have also been proposed in other states.
There has also been potential rule making and/or legislative efforts concerning charitable premium assistance. In December 2016, CMS published an interim final rule that questioned the use of charitable premium assistance for ESRD patients and would have established new conditions for coverage standards for dialysis facilities. In January 2017, a federal district court in Texas issued a preliminary injunction on CMS’ interim final rule and in June 2017, at the request of CMS, the court stayed the proceedings while CMS pursues new rulemaking options. In November 2017, when CMS published the 2018 final rule that updates payment policies and rates under the ESRD Prospective Payment System (PPS), and the 2019 proposed

Notice of Benefit and Payment Parameters, it did not pursue further discussion or rule making related to charitable premium assistance or propose changes to historical charitable premium assistance guidelines. This does not preclude CMS or another regulatory agency or legislative authority from issuing a new rule or guidance that challenges charitable premium assistance.
During the first quarter of 2018, a bill was introduced in the California legislature related to charitable premium assistance, SB 1156. An amended version of the bill is proceeding to the Assembly appropriations committee and then Assembly floor. If passed and signed into law in its current form, SB 1156 would impose restrictions and obligations related to the use by patients on commercial plans of charitable premium assistance in the state of California and would limit the amounts paid to a provider for services provided to those patients, if that provider has a financial relationship with the organization providing charitable premium assistance.
Any law, rule, or guidance proposed or issued by CMS or other federal or state regulatory or legislative authorities, including the pending ballot initiative and bill in California, described above, restricting or prohibiting the ability of patients with access to alternative coverage from selecting a marketplace plan on or off exchange, limiting the payments that a dialysis provider can receive for treatments provided to commercial patients, affecting payments made to providers for services provided to patients who receive charitable premium assistance and/or otherwise restricting or prohibiting the use of charitable premium assistance, could cause us to incur substantial costs to challenge any such proposed measures, impact our dialysis center development plans, and if passed and/or implemented, could adversely impact dialysis centers across the U.S. making certain centers economically unviable, lead to the closure of certain centers, restrict the ability of dialysis patients to obtain and maintain optimal insurance coverage, and have a material adverse effect on our business, results of operations, and financial condition.
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
We must comply with numerous federal and state laws and regulations in both the U.S. and the foreign jurisdictions in which we operate governing the collection, dissemination, access, use, security and privacy of PHI, including HIPAA and its implementing privacy, security, and related regulations, as amended by the federal Health Information Technology for Economic and Clinical Health Act (HITECH) and collectively referred to as HIPAA. We are also required to report known breaches of PHI consistent with applicable breach reporting requirements set forth in applicable laws and regulations. From time to time, we may be subject to both federal and state inquiries or audits related to HIPAA, HITECH and related state laws associated with complaints, desk audits, and self-reported breaches. If we fail to comply with applicable privacy and security laws, regulations and standards, including with respect to third-party service providers that utilize sensitive personal information, including PHI, on our behalf, properly maintain the integrity of our data, protect our proprietary rights, or defend against cybersecurity attacks, it could materially harm our reputation or have a material adverse effect on our business, results of operations and financial condition. These risks may be intensified to the extent that we increase our use of third-party service providers that utilize sensitive personal information, including PHI, on our behalf.
Data protection laws are evolving globally, and may add additional compliance costs and legal risks to our international operations. In Europe, the General Data Protection Regulation (GDPR) became effective on May 25, 2018. The GDPR applies to entities that are established in the European Union (EU), as well as extends the scope of EU data protection laws to foreign companies processing data of individuals in the EU. The GDPR imposes a comprehensive data protection regime with penalties of up to the greater of 4% of worldwide turnover or €20 million. The costs of compliance with, and other burdens imposed by, the GDPR and other new laws, regulations and policies implementing the GDPR may impact our European operations and/or limit the ways in which we can provide services or use personal data collected while providing services.
Data protection laws are also evolving nationally, and may add additional compliance costs and legal risks to our US operations. The California legislature recently passed the California Consumer Protection Act (CCPA), which is scheduled to become effective January 1, 2020.  The CCPA is a privacy bill that requires certain companies doing business in California to disclose information regarding the collection and use of a consumer’s personal data and to delete a consumer’s data upon request.  The Act also permits the imposition of civil penalties and expands existing state security laws by providing a private right of action for consumers in certain circumstances where consumer data is subject to a breach. The Company is still evaluating whether and how this rule will impact our US operations and /or limit the ways in which we can provide services or use personal data collected while providing services. Information security risks have significantly increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct our operations, and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties, including foreign state agents. Our business and operations rely on the secure processing, transmission and storage of confidential, proprietary and other information in our computer systems and networks, including sensitive personal information, including PHI, social security numbers, and credit card information of our patients, teammates, physicians, business partners and others.
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
Additionally, joint ventures, including our Asia Pacific joint venture, and minority investments inherently involve a lesser degree of control over business operations, thereby potentially increasing the financial, legal, operational and/or compliance risks associated with the joint venture or minority investment. In addition, we may be dependent on joint venture partners, controlling shareholders or management who may have business interests, strategies or goals that are inconsistent with ours. Business decisions or other actions or omissions of the joint venture partner, controlling shareholders or management may adversely affect the value of our investment, result in litigation or regulatory action against us, result in reputational harm to us or adversely affect the value of our investment or partnership. There can be no assurances that these joint ventures and/or minority investments ultimately will be successful.
If we are unable to compete successfully, including implementing our growth strategy and/or retaining our physicians and patients, it could materially adversely affect our business, results of operations and financial condition.
Acquisitions, patient retention and medical director and physician retention are important parts of our growth strategy. We face intense competition from other companies for acquisition targets. In our U.S. dialysis business, we continue to face increased competition from large and medium-sized providers, among others, which compete directly with us for the limited acquisition targets as well as for individual patients and medical directors. In addition, we compete for individual patients, physicians and medical directors based in part on the quality of our facilities. Moreover, as we continue our international expansion into various international markets, we will continue to face competition from large and medium-sized providers for these acquisition targets as well. As we and our competitors continue to grow and open new dialysis centers, each center in the United States is required by applicable regulations to have a medical director, and we may not be able to retain an adequate number of nephrologists to serve as medical directors. Because of the ease of entry into the dialysis business and the ability of physicians to be medical directors for their own centers, competition in existing and expanding markets is not limited to large competitors with substantial financial resources. Individual nephrologists have opened their own dialysis units or facilities. There also has been increasing indications of interest from non-traditional dialysis providers and others to enter the dialysis space and develop innovative technologies or business activities that could be disruptive to the industry. Although these potential new competitors and others may face operational and/or financial challenges, if their efforts to offer dialysis services or develop innovative technology or business activities in the dialysis or pre-dialysis space are successful and we are unable to effectively compete, it could materially negatively impact our business. In addition, Fresenius USA, our largest competitor, manufactures a full line of dialysis supplies and equipment in addition to owning and operating dialysis centers. This may give it cost advantages over us because of its ability to manufacture its own products or prevent us from accessing existing or new technology on a cost-effective basis. See further discussion regarding risks associated with our suppliers under the heading below, “If certain of our suppliers do not meet our needs, if there are material price increases, if we are not reimbursed or adequately reimbursed for drugs we purchase or if we are unable to effectively access new technology or superior products, it could negatively impact our ability to effectively provide the services we offer and could have a material adverse effect on our business, results of operations and financial condition.” If we are not able to effectively implement our growth strategy, including by making acquisitions at the desired pace or at all; continue to maintain the expected or desired level of non-acquired growth; if we face significant patient attrition to our competitors or as a result of new business activities, new technology or reduced prevalence of ESRD or other reductions in demand for dialysis treatments that we offer; or if physicians choose not to refer to our clinics, it could materially adversely affect our business, results of operations and financial condition.

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
We have significant suppliers that may be the sole or primary source of products critical to the services we provide, or to which we have committed obligations to make purchases, sometimes at particular prices. If any of these suppliers do not meet our needs for the products they supply, including in the event of a product recall, shortage or dispute, and we are not able to find adequate alternative sources, if we experience material price increases from these suppliers that we are unable to mitigate, or if some of the drugs that we purchase are not reimbursed or not adequately reimbursed by commercial or government payors, it could have a material adverse impact on our business, results of operations and financial condition. In addition, the technology related to the products critical to the services we provide is subject to new developments which may result in superior products. If we are not able to access superior products on a cost-effective basis or if suppliers are not able to fulfill our requirements for such products, we could face patient attrition and other negative consequences which could have a material adverse effect on our business, results of operations and financial condition.
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
Some states have laws that prohibit business entities, such as DMG and other subsidiaries of ours, including but not limited to, Nephrology Practice Solutions, DaVita Health Solutions, VillageHealth, and Lifeline, from practicing medicine, employing physicians to practice medicine, exercising control over medical decisions by physicians (also known collectively as the corporate practice of medicine) or engaging in certain arrangements, such as fee-splitting, with physicians. In some states these prohibitions are expressly stated in a statute or regulation, while in other states the prohibition is a matter of judicial or regulatory interpretation. Of the states in which DMG currently operates, California, Colorado, Nevada and Washington generally prohibit the corporate practice of medicine, and other states may as well.
DMG and other DaVita entities operate by maintaining long-term contracts with their associated physician groups which are each owned and operated by physicians and which employ or contract with additional physicians to provide physician services. Under these arrangements, DMG and such other DaVita entities provide non-medical management services and receive a management fee for providing these services; however, DMG and such other DaVita entities do not represent that they offer medical services, and do not exercise influence or control over the practice of medicine by the physicians or the associated physician groups.
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
From time to time, changes in tax laws or regulations may be proposed or enacted that could adversely affect our overall tax liability. For example, the recent U.S. tax legislation enacted on December 22, 2017, represents a significant overhaul of the U.S. federal tax code. This tax legislation significantly reduced the U.S. statutory corporate tax rate and made other changes that have and will reduce our effective U.S. federal tax rate in current and future periods. However, the tax legislation also included a number of provisions, including, but not limited to, the limitation or elimination of various deductions or credits (including for interest expense and for performance-based compensation under Section 162(m)), the imposition of taxes on certain cross-border payments or transfers, the changing of the timing of the recognition of certain income and deductions or their character, and the limitation of asset basis under certain circumstances, any of which could significantly and adversely affect our U.S. federal income tax position. The legislation also made significant changes to the tax rules applicable to insurance companies and other entities with which we do business. The estimated impact of the new law is based on management’s current knowledge and assumptions. We are continuing to evaluate the overall impact of this tax legislation on our operations and U.S. federal and state income tax position. The actual impact of the new law could be materially different from our current estimates based on our actual results, or our further analysis of the new law or any guidance and regulations that may be issued in the future. There can be no assurance that changes in tax laws or regulations, both within the U.S. and the other jurisdictions in which we operate, will not materially and adversely affect our effective tax rate, tax payments, financial condition and results of operations. Similarly, changes in tax laws and regulations that impact our patients, business partners and counterparties or the economy generally may also impact our financial condition and results of operations.
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
Issues relating to the failure to comply with applicable non-U.S. laws, requirements or restrictions may also impact our domestic business and/or raise scrutiny on our domestic practices.
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
The completion of the proposed sale of DMG is subject to customary closing conditions, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the approval of a notice of material modification by the California Department of Managed Health Care. If any condition to the closing of the sale of DMG is neither satisfied nor, where permissible, waived, the sale of DMG will not be completed. In addition, satisfying the closing conditions to the sale of DMG may take longer than expected. Regulators may impose material conditions, terms, obligations, costs or restrictions in connection with their approval of or consent to the sale of DMG, which could delay completion of the transaction, or if such approvals or consents are not obtained, could prevent completion of the transaction. There can be no assurance that all of the closing conditions will be satisfied or waived or that other events will not intervene to delay, or result in a failure to close, the sale of DMG. In addition, either we or Optum may terminate the equity purchase agreement if, among other things, the sale has not been consummated prior to September 5, 2018 (subject to a three-month extension that can be exercised by either party unilaterally). If the equity purchase agreement is terminated and our Board of Directors seeks an alternative transaction or another acquiror for the sale of the DMG business, we may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the equity purchase agreement with Optum.
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
The purchase price for the sale of the DMG business is subject to customary adjustments, both upward and downward, which could be significant. Following the closing of the pending DMG sale, we plan to use sale proceeds and other available funds, including from external financing and cash flow from operations, to repay debt, make significant stock repurchases and for general corporate purposes, which may include growth investments. A number of factors may impact our ability to repurchase stock and the timing of any such stock repurchases, including market conditions, the price of our common stock, our results of operations, cash flow and financial condition, available financing, leverage ratios, and legal, regulatory and contractual requirements and restrictions. Accordingly, the actual amount of common stock we repurchase may be less, perhaps substantially, and the period of time over which we make any stock repurchases may be substantially longer, than we currently anticipate. In addition, we may identify investments or other uses for our available funds (other than the DMG sale proceeds that we plan to use to repay debt) that we believe are more attractive than our current intended uses. Further, there can be no assurance that any investment will yield a favorable return.

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
Approximately 31% of our U.S. dialysis and related lab services net revenues for the six months ended June 30, 2018, were generated from patients who have commercial payors (including hospital dialysis services) as their primary payor. The majority of these patients have insurance policies that pay us on terms and at rates that are generally significantly higher than Medicare rates. The payments we receive from commercial payors generate nearly all of our profit and all of our nonacute dialysis profits come from commercial payors. We continue to experience downward pressure on some of our commercial payment rates as a result of general conditions in the market, including as employers shift to less expensive options for medical services, recent and future consolidations among commercial payors, increased focus on dialysis services and other factors. In addition, many commercial payors that sell individual plans both on and off exchange have publicly announced losses in the marketplace. These payors may seek discounts on rates for marketplace plans on and off exchange. Commercial payment rates could be materially lower in the future.
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
We also believe commercial payors have or will begin to restructure their benefits to create disincentives for patients to stay with commercial insurance or to select or remain with out-of-network providers. In addition, payors may seek to decrease payment rates for out-of-network providers. Decreases in the number of patients with commercial plans, decreases in out-of-network rates and restrictions on out-of-network access, our turning away new patients in instances where we are unable to come to agreement with commercial payors on rates, new business activities of commercial payors, or decreases in contracted rates could result in a significant decrease in our overall revenues derived from commercial payors. If the average rates that commercial payors pay us decline significantly, or if we see a decline in commercial patients, it would have a material adverse effect on our business, results of operations and financial condition. For additional details regarding specific risks we face regarding regulatory changes that could result in fewer patients covered under commercial plans or an increase of patients covered under more restrictive commercial plans with lower reimbursement rates, see the discussion in the risk factor under the heading "Healthcare reform could have a material adverse effect on our business, financial condition and results of operations."
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
Approximately 44% of our U.S. dialysis and related lab services net revenues for the six months ended June 30, 2018, were generated from patients who have Medicare as their primary payor. For patients with Medicare coverage, all ESRD payments for dialysis treatments are made under a single bundled payment rate which provides a fixed payment rate to encompass all goods and services provided during the dialysis treatment that are related to the treatment of dialysis, including pharmaceuticals that were historically separately reimbursed to the dialysis providers, such as erythropoietin (EPO), vitamin D analogs and iron supplements, irrespective of the level of pharmaceuticals administered or additional services performed, except in the case of calcimimetics, which are subject to a transitional drug add-on payment adjustment for the Medicare Part B ESRD payment. Most lab services are also included in the bundled payment. Under the ESRD PPS, the bundled payments to a dialysis facility may be reduced by as much as 2% based on the facility’s performance in specified quality measures set annually by CMS through the ESRD Quality Incentive Program, which was established by the Medicare Improvements for Patients and Providers Act of 2008. The bundled payment rate is also adjusted for certain patient characteristics, a geographic usage index and certain other factors. In addition, the ESRD PPS is subject to rebasing, which can have a positive financial effect, or a negative one if the government fails to rebase in a manner that adequately addresses the costs borne by dialysis facilities. Similarly, as new drugs, services or labs are added to the ESRD bundle, CMS’ failure to adequately calculate the costs associated with the drugs, services or labs could have a material adverse effect on our business, results of operations and financial condition.
The current bundled payment system presents certain operating, clinical and financial risks, which include:

•	Risk that our rates are reduced by CMS. Uncertainty about future payment rates remains a material risk to our business.

•
Risk that CMS, through its contracted Medicare Administrative Contractors (MACs) or otherwise, implements Local Coverage Determinations (LCDs) or other decisions that limit the frequency a provider can bill Medicare for home dialysis treatments or other rules that may impact reimbursement. MACs have proposed drafts of LCDs to this effect. Such coverage determinations could have an adverse impact on our revenue. There is also risk commercial insurers could seek to incorporate the requirements or limitations associated with such LCDs into their contracted terms with dialysis providers, which could have an adverse impact on our revenue.

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

•
Risk of federal budget sequestration cuts. As a result of the Budget Control Act of 2011 and the BBA, an annual 2% reduction to Medicare payments took effect on April 1, 2013, and has been extended through 2027. These across-the-board spending cuts have affected and will continue to adversely affect our business, results of operations and financial condition.

•
Risk that, if our clinical systems fail to accurately capture the data we report to CMS in connection with claims for which at least part of the government’s payments to us is based on clinical performance or patient outcomes or co-morbidities, we might be over-reimbursed by the government, which could subject us to certain liability. For example, CMS published a final rule that implemented a provision of the ACA, requiring providers to report and return Medicare and Medicaid overpayments within the later of (a) 60 days after the overpayment is identified, or (b) the date any corresponding cost report is due, if applicable. An overpayment impermissibly retained under this statute could subject us to liability under the FCA, exclusion from participation in the federal healthcare programs, and penalties under the federal Civil Monetary Penalty statute.

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
Approximately 25% of our U.S. dialysis and related lab services net revenues for the six months ended June 30, 2018, were generated from patients who have state Medicaid or other non-Medicare government-based programs, such as coverage through the Department of Veterans Affairs (VA), as their primary coverage. As state governments and other governmental organizations face increasing budgetary pressure, we may in turn face reductions in payment rates, delays in the receipt of payments, limitations on enrollee eligibility or other changes to the applicable programs. For example, certain state Medicaid programs and the VA have recently considered, proposed or implemented payment rate reductions.
The VA adopted Medicare’s bundled PPS pricing methodology for any veterans receiving treatment from non-VA providers under a national contracting initiative. Since we are a non-VA provider, these reimbursements are tied to a percentage of Medicare reimbursement, and we have exposure to any dialysis reimbursement changes made by CMS. Approximately 3% of our dialysis services revenues for the six months ended June 30, 2018 were generated by the VA.
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
Additionally, as of January 1, 2018, calcimimetics became part of the Medicare Part B ESRD payment, but subject to its transitional drug add-on payment adjustment.  We implemented processes designed to provide the drug as required under the applicable regulations and prescribed by physicians and have entered into agreements to provide for access to and distribution of the drug.  If payors do not pay as anticipated, if we are not adequately reimbursed for the cost of the drug, or the processes we have implemented to provide the drug do not perform as anticipated, then we could be subject to both financial and operational risk, among other things.

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
As of June 30, 2018, we owned a controlling interest in numerous dialysis-related joint ventures, which represented approximately 25% of our net U.S. dialysis and related lab services net revenues for the six months ended June 30, 2018. In addition, we also owned noncontrolling equity investments in several other dialysis related joint ventures. We may continue to increase the number of our joint ventures. Many of our joint ventures with physicians or physician groups also have certain physician owners providing medical director services to centers we own and operate. Because our relationships with physicians are governed by the federal and state anti-kickback statutes, we have sought to structure our joint venture arrangements to satisfy as many federal safe harbor requirements as we believe are commercially reasonable. Our joint venture arrangements do not satisfy all of the elements of any safe harbor under the federal Anti-Kickback Statute, however, and therefore are susceptible to government scrutiny. For example, in October 2014, we entered into a settlement agreement to resolve the then pending 2010 and 2011 U.S. Attorney physician relationship investigations regarding certain of our joint ventures and paid $406 million in settlement amounts, civil forfeiture, and interest to the United States and certain states. For further details on the settlement agreement, see "If we fail to comply with our Corporate Integrity Agreement, we could be subject to substantial penalties and exclusion from participation in federal healthcare programs that could have a material adverse effect on our business, results of operations and financial condition".
There are significant risks associated with estimating the amount of dialysis revenues and related refund liabilities that we recognize, and if our estimates of revenues and related refund liabilities are materially inaccurate, it could impact the timing and the amount of our revenues recognition or have a material adverse effect on our business, results of operations and financial condition.
There are significant risks associated with estimating the amount of U.S. dialysis and related lab services revenues and related refund liabilities that we recognize in a reporting period. The billing and collection process is complex due to ongoing insurance coverage changes, geographic coverage differences, differing interpretations of contract coverage and other payor issues. Determining applicable primary and secondary coverage for approximately 200,500 U.S. patients at any point in time, together with the changes in patient coverage that occur each month, requires complex, resource-intensive processes. Errors in determining the correct coordination of benefits may result in refunds to payors. Revenues associated with Medicare and Medicaid programs are also subject to estimating risk related to the amounts not paid by the primary government payor that will ultimately be collectible from other government programs paying secondary coverage, the patient’s commercial health plan secondary coverage or the patient. Collections, refunds and payor retractions typically continue to occur for up to three years and longer after services are provided. We generally expect our range of U.S. dialysis and related lab services revenues estimating risk to be within 1% of net revenues for the segment. If our estimates of U.S. dialysis and related lab services revenues and related refund liabilities are materially inaccurate, it could impact the timing and the amount of our revenues recognition and have a material adverse impact on our business, results of operations and financial condition.
Our ancillary services and strategic initiatives, including our pharmacy services and our international operations, that we operate or invest in now or in the future may generate losses and may ultimately be unsuccessful. In the event that one or more of these activities is unsuccessful, our business, results of operations and financial condition may be negatively impacted and we may have to write off our investment and incur other exit costs.
Our ancillary services and strategic initiatives are subject to many of the same risks, regulations and laws, as described in the risk factors related to our dialysis business set forth in this Part II, Item 1A, and are also subject to additional risks, regulations and laws specific to the nature of the particular strategic initiative. We expect to add additional service offerings to our business and pursue additional strategic initiatives in the future as circumstances warrant, which could include healthcare services not related to dialysis. Many of these initiatives require or would require investments of both management and financial resources and can generate significant losses for a substantial period of time and may not become profitable in the expected timeframe or at all. There can be no assurance that any such strategic initiative will ultimately be successful. Any significant change in market conditions, or business performance, or in the political, legislative or regulatory environment, may impact the economic viability of any of these strategic initiatives. For example, recent changes in the oral pharmacy space, including reimbursement rate pressures, have negatively impacted the economics of our pharmacy services business. As a result, during the second half of 2018 we plan to transition the customer service and fulfillment functions of this business to third parties and wind down our distribution operation.  We expect to incur a loss for these operations during the transition in the third and fourth quarters of 2018, and we incurred a one-time charge related to write-off of assets in the second quarter of 2018. We also expect to incur additional restructuring charges in the remainder of 2018 related to this plan.
If any of our ancillary services or strategic initiatives, including our international operations, are unsuccessful, it would have a negative impact on our business, results of operations and financial condition, and we may determine to exit that line of business. We could incur significant termination costs if we were to exit certain of these lines of business. In addition, we may incur a material write-off or an impairment of our investment, including goodwill, in one or more of our ancillary services or strategic initiatives. In that regard, we have taken, and may in the future take, impairment and restructuring charges in addition to those described above related to our ancillary services and strategic initiatives, including in our international and pharmacy businesses.
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
If our labor costs continue to rise, including due to shortages, changes in certification requirements and higher than normal turnover rates in skilled clinical personnel, or currently pending or future requirements impose additional requirements or limitations on our operations or profitability, we may experience disruptions in our business operations and increases in operating expenses, among other things, which could have a material adverse effect on our business, results of operations and financial condition.
We face increasing labor costs generally, and in particular, we face increased labor costs and difficulties in hiring nurses due to a nationwide shortage of skilled clinical personnel. We compete for nurses with hospitals and other healthcare providers. This nursing shortage may limit our ability to expand our operations. Furthermore, changes in certification requirements can impact our ability to maintain sufficient staff levels, including to the extent our teammates are not able to meet new requirements, among other things. In addition, if we experience a higher than normal turnover rate for our skilled clinical personnel, our operations and treatment growth may be negatively impacted, which could adversely affect our business, results of operations and financial condition.
In addition, currently pending and potential future ballot initiatives or referendums, legislation or policy changes could cause us to incur substantial costs to challenge and prepare for and, if implemented, impose additional requirements on our operations, including increases in the required staffing levels or staffing ratios for clinical personnel, minimum transition times between treatments, limits on how much patients may be charged for care, limitations as to the amount that can be spent on certain medical costs, and a ceiling on the percent of profit for such care. Changes such as those mandated by currently pending and future ballot initiatives or referendums, legislation or policy changes would likely materially reduce our revenues and increase our operating expense and impact our ability to staff our clinics to the new, elevated staffing levels, in particular given the ongoing nationwide shortage of healthcare workers, especially nurses. Any of these events or circumstances could materially reduce our revenues and increase our operating and other costs, require us to close existing or not build new dialysis centers, reduce shifts or negatively impact employee relations, treatment growth and productivity, and could have a material adverse effect on our business, results of operations and financial condition. For additional information on these risks, see "Changes in federal and state health regulations could have a material adverse effect on our business, financial condition and results of operations."
Our business is labor intensive and could be materially adversely affected if we are unable to attract and retain employees or if union organizing activities or legislative changes result in significant increases in our operating costs or decreases in productivity.
Our business is labor intensive, and our financial and operating results have been and continue to be subject to variations in labor-related costs, productivity and the number of pending or potential claims against us related to labor and employment practices. Political or other efforts at the national or local level could result in actions or proposals that increase the likelihood or success of union organizing activities at our facilities and ongoing union organizing activities at our facilities could continue or increase for other reasons. We could experience an upward trend in wages and benefits and labor and employment claims, including the filing of class action suits, or adverse outcomes of such claims, or face work stoppages. In addition, we are and may continue to be subject to targeted corporate campaigns by union organizers in response to which we may be required to expend resources, both time and financial. Any of these events or circumstances could have a material adverse effect on our employee relations, treatment growth, productivity, business, results of operations and financial condition.
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
Approximately 84% of DMG’s revenue for the six months ended June 30, 2018 is derived from fixed per member per month (PMPM) fees paid by health plans under capitation agreements with DMG or its associated physician groups. While there are variations specific to each arrangement, DMG, through DHPC, a subsidiary of HealthCare Partners Holdings, LLC and a restricted Knox-Keene licensed entity, and, in certain instances, DMG’s associated physician groups, generally contract with health plans to receive a PMPM fee for professional services and assume the financial responsibility for professional services only. In some cases, the health plans separately enter into capitation contracts with third parties (typically hospitals) who receive directly a PMPM fee and assume contractual financial responsibility for hospital services. In other cases, the health plan does not pay any portion of the PMPM fee to the hospital, but rather administers claims for hospital expenses itself. In both scenarios, DMG enters into managed care-related administrative services agreements or similar arrangements with those third parties (typically hospitals) under which DMG agrees to be responsible for utilization review, quality assurance, and other managed care-related administrative functions and claim payments. As compensation for such administrative services, DMG is entitled to receive a percentage of the amount by which the institutional capitation revenue received from health plans exceeds institutional expenses; any such risk-share amount to which DMG is entitled is recorded as medical revenues, and DMG is also responsible for a percentage of any short-fall in the event that institutional expenses exceed institutional revenues. To the extent that members require more care than is anticipated and/or the cost of care increases, aggregate fixed PMPM amounts, or capitation payments, may be insufficient to cover the costs associated with treatment. If medical costs and expenses exceed estimates, except in very limited circumstances, DMG will not be able to increase the PMPM fee received under these risk agreements during their then-current terms and could, directly or indirectly through its contracts with its associated physician groups, suffer losses with respect to such agreements.

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
Most of the agreements between health plans and DMG and its associated physician groups contain risk-sharing arrangements under which the physician groups can earn additional compensation from the health plans by coordinating the provision of quality, cost-effective healthcare to members. However, such arrangements may require the physician group to assume a portion of any loss sustained from these arrangements, thereby reducing DMG’s net income. Under these risk-sharing arrangements, DMG and its associated physician groups are responsible for a portion of the cost of hospital services or other services that are not capitated. The terms of the particular risk-sharing arrangement allocate responsibility to the respective parties when the cost of services exceeds the related revenue, which results in a deficit, or permit the parties to share in any surplus amounts when actual costs are less than the related revenue. The amount of non-capitated medical and hospital costs in any period could be affected by factors beyond the control of DMG, such as changes in treatment protocols, new technologies, longer lengths of stay by the patient and inflation. Certain of DMG’s agreements with health plans stipulate that risk-sharing pool deficit amounts are carried forward to offset any future years’ surplus amounts DMG would otherwise be entitled to receive. DMG accrues for any such risk-sharing deficits. To the extent that such non-capitated medical and hospital costs are higher than anticipated, revenue may not be sufficient to cover the risk-sharing deficits DMG and its associated physician groups are responsible for, which could have a material adverse effect on DMG’s business, results of operations and financial condition.
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

In the event that DMG’s associated physician group is not in compliance with any of the above criteria, DMG’s associated physician group could be subject to sanctions, or limitations on, or termination of, its ability to do business in California, which could have a material adverse effect on DMG’s business, results of operations and financial condition.
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
Each year, CMS issues a final rule to establish the Medicare Advantage benchmark payment rates for the following calendar year. Any reduction to Medicare Advantage rates impacting DMG that is greater compared to the industry average rate may have a material adverse effect on DMG’s business, results of operations and financial condition. The final impact of the Medicare Advantage rates can vary from any estimate we may have and may be further impacted by the relative growth of DMG’s Medicare Advantage patient volumes across markets as well as by the benefit plan designs submitted. It is possible that we may underestimate the impact of the Medicare Advantage rates on our business, which could have a material adverse effect on DMG’s business, results of operations and financial condition.
We took impairment charges against the goodwill of several of our DMG reporting units in five of the eleven quarters since the fourth quarter of 2015 based on continuing developments in our DMG business, including recent annual updates to Medicare Advantage benchmark reimbursement rates, changes in our expectations concerning future government reimbursement rates and our expected ability to mitigate them, medical cost and utilization trends, commercial pricing pressures, commercial membership rates, underperformance of certain at-risk reporting units and other market factors. We may also need to take additional impairment charges against earnings in a future period, depending on the impact of continuing developments on the value of our DMG business. Specifically, if DMG’s fair value less the costs incurred in the sale of DMG falls below its carrying amount, we may need to recognize additional impairment charges on this business, and the amount of such charges, if any, could be significant. Our estimates of the fair value of this business rely on certain estimates and assumptions, including the terms and pricing agreed for the sale of this business, as well as applicable market multiples, discount and long-term growth rates, market data and future reimbursement rates, as applicable. Our estimates of the fair value of the DMG business could differ from the actual value that a market participant would pay for this business.
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
For the six months ended June 30, 2018, 70% of DMG’s consolidated capitated medical revenues were earned through contracts with three health plans.
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
To expand the operations of its network outside of the Existing Geographic Regions, DMG must devote resources to identify and explore perceived opportunities. Thereafter, DMG must, among other things, recruit and retain qualified personnel, develop new offices, establish potential new relationships with one or more health plans, and establish new relationships with physicians and other healthcare providers. The ability to establish such new relationships may be significantly inhibited by competition for such relationships and personnel in the healthcare marketplace in the targeted new geographic regions. Additionally, DMG may face the risk that a substantial portion of the patients served in a new geographic area may be enrolled in a Medicare FFS program and will not desire to transition to a Medicare Advantage program, such as those offered through the health plans that DMG serves, or they may enroll with other health plans with which DMG does not contract to receive services, which could reduce substantially DMG’s perceived opportunity in such geographic area. In addition, if DMG were to seek to expand outside of the Existing Geographic Regions, DMG would be required to comply with laws and regulations of states that may differ from the ones in which it currently operates, and could face competitors with greater knowledge of such local markets. DMG anticipates that any geographic expansion may require it to make a substantial investment of management time, capital and/or other resources. There can be no assurance that DMG will be able to establish profitable operations or relationships in any new geographic markets.
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
Patient care costs include estimates of future medical claims that have been incurred by the patient but for which the provider has not yet billed DMG. These claim estimates are made utilizing actuarial methods and are continually evaluated and adjusted by management, based upon DMG’s historical claims experience and other factors, including an independent assessment by a nationally recognized actuarial firm. Adjustments, if necessary, are made to medical claims expense and capitated revenues when the assumptions used to determine DMG’s claims liability change and when actual claim costs are ultimately determined.
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
Key primary care physicians with large patient enrollment could retire, become disabled, terminate their provider contracts, get lured away by a competing independent physician association or medical group, or otherwise become unable or unwilling to continue practicing medicine or continue contracting with DMG or its associated physicians, physician groups or IPAs. In addition, DMG’s associated physicians, physician groups and IPAs could view the business model as unfavorable or unattractive to such providers, which could cause such associated physicians, physician groups or IPAs to terminate their relationships with DMG. Moreover, given limitations relating to the enforcement of post-termination noncompetition covenants in California, it would be difficult to restrict a primary care physician from competing with DMG’s associated physicians, physician groups or IPAs. As a result, members who have been served by such physicians could choose to enroll with competitors’ physician organizations or could seek medical care elsewhere, which could reduce DMG’s revenues and profits. Moreover, DMG may not be able to attract new physicians to replace the services of terminating physicians or to service its growing membership.
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
Changes in the rates or methods of third-party reimbursements may materially adversely affect DMG's business, results of operations and financial condition.
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
Most of our outstanding employee stock-based compensation awards include a provision accelerating the vesting of the awards in the event of a change of control. We also maintain a change of control protection program for our employees who do not have a significant number of stock awards, which has been in place since 2001, and which provides for cash bonuses to the employees in the event of a change of control. Based on the market price of our common stock and shares outstanding on June 30, 2018, these cash bonuses would total approximately $468 million if a change of control transaction occurred at that price and our Board of Directors did not modify this program. These change of control provisions may affect the price an acquirer would be willing to pay for our Company.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
(c) Share repurchases
The following table summarizes the Company’s repurchases of its common stock during the second quarter of 2018:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
Period
April 1-30, 2018	3,970,706	$63.46	3,970,706	$568.7
May 1-31, 2018	2,288,507	66.39	2,288,507	416.8
June 1-30, 2018	1,538,499	69.94	1,538,499	309.2
Total	7,797,712	$65.60	7,797,712

On July 11, 2018, our Board of Directors approved an additional share repurchase authorization in the amount of approximately $1.39 billion. This share repurchase authorization was in addition to the approximately $110 million remaining at that time under our Board of Directors’ prior share repurchase authorization approved in October 2017. We are authorized to make purchases from time to time in the open market or in privately negotiated transactions, including without limitation, through accelerated share repurchase transactions, derivative transactions, tender offers, Rule 10b5-1 plans or any combination of the foregoing, depending upon market conditions and other considerations. During the quarter ended June 30, 2018, we repurchased a total of 7,797,712 shares of our common stock for approximately $512 million at an average price of $65.60 per share. As of July 31, 2018, we had approximately $1,426 million remaining in Board authorizations available for share repurchases under our stock repurchase program. Although these share repurchase authorizations have no expiration dates, we are subject to share repurchase limitations under the terms of the senior secured credit facilities and the indentures governing our senior notes.
Items 3 and 4 are not applicable

Item 5.     Other Information
On July 31, 2018, Mr. James Hilger, the Company’s Chief Accounting Officer, and the Company entered into a Transition Agreement relating to Mr. Hilger’s retirement from the Company. Under the Transition Agreement, Mr.  Hilger will serve as Chief Accounting Officer until March 31, 2020 (the Retirement Date) or his earlier termination of employment. The period from the effective date of the Transition Agreement through Mr. Hilger’s separation from the Company is referred to as the “Transition Period.”
Under the Transition Agreement, Mr. Hilger will (i) continue to receive his current base salary of $375,000 during the Transition Period, (ii) remain eligible for an annual incentive bonus for the 2018, 2019 and 2020 performance years, with a maximum potential annual bonus of $350,000 and actual payouts determined based on the weighted average bonus generally paid as an annual incentive to the Company’s other employees during the applicable performance year and the 2020 bonus prorated for his service during such performance year, (iii) remain eligible to receive a 2019 annual equity award with a grant date fair value equal to $400,000 and to be delivered through the same equity vehicles and form of equity award agreements as received by Mr. Hilger with respect to his 2018 annual equity award and (iv) subject to Mr. Hilger’s continued employment through the Retirement Date and execution of a release of claims in favor of the Company, receive full vesting of his outstanding restricted stock unit awards (RSUs) and continued vesting of his outstanding stock appreciation rights (SARs) in accordance with the normal vesting schedules applicable to Mr. Hilger’s SAR awards. If Mr. Hilger’s employment with the Company is terminated by the Company other than due to death, disability or cause and Mr. Hilger executes a release in favor of the Company, then Mr. Hilger will receive the following benefits in lieu of any severance Mr. Hilger would receive under his current employment agreement with the Company: (i) salary continuation through the Retirement Date; (ii) bonuses, to the extent unpaid, with respect to 2018, 2019 and 2020, as described above; (iii) if the termination occurs prior to the grant date for the 2019 annual equity awards, a cash payment equal to $400,000 in lieu of a 2019 equity grant; and (iv) full vesting of Mr. Hilger’s outstanding RSUs and continued vesting of Mr. Hilger’s outstanding SARs in accordance with the normal vesting schedules applicable to such SAR awards. Under the terms of the Transition Agreement, Mr. Hilger has agreed to continue to be bound by certain restrictive covenants, including covenants relating to non-competition, non-solicitation and non-disclosure, set forth in his employment agreement and equity award agreements. The foregoing description is a summary of the Transition Agreement and is qualified in its entirety by reference to the Transition Agreement, which is filed as Exhibit 10.5 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Item 6.            Exhibits
(a) Exhibits
The information required by this Item is set forth in the Index to Exhibits that precedes the signature page of this Quarterly Report on Form 10-Q.

INDEX TO EXHIBITS

Exhibit
Number

2.1
Amendment No. 3, dated as of June 22, 2018, by and among DaVita Inc., HealthCare Partners Holdings, LLC, and Robert D. Mosher, as the member representative, amending  that certain Agreement and Plan of Merger, dated as of May 20, 2012, by and among DaVita Inc., Seismic Acquisition LLC, HealthCare Partners Holdings, LLC, and Robert D. Mosher, as the member representative, as amended by that certain Amendment to Agreement and Plan of Merger, dated as of July 6, 2012, and Amendment No. 2 to Agreement and Plan of Merger, dated as of August 30, 2013. ✓

10.1	Form of Stock Appreciation Rights Agreement-Board members (DaVita Inc. 2011 Incentive Award Plan). ✓*

10.2	Form of Restricted Stock Units Agreement-Executives (DaVita Inc. 2011 Incentive Award Plan). ✓*

10.3	Form of Stock Appreciation Rights Agreement-Executives (DaVita Inc. 2011 Incentive Award Plan). ✓*

10.4	Form of Performance Stock Units Agreement -Executives (DaVita Inc. 2011 Incentive Award Plan). ✓*

10.5	Transition Agreement, dated as of July 31, 2018, by and between DaVita Inc. and James Hilger. ✓*

12.1	Ratio of earnings to fixed charges. ✓

31.1	Certification of the Chief Executive Officer, dated May 3, 2018, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

31.2	Certification of the Chief Financial Officer, dated May 3, 2018, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

32.1	Certification of the Chief Executive Officer, dated May 3, 2018, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

32.2	Certification of the Chief Financial Officer, dated May 3, 2018, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

101.INS	XBRL Instance Document. ✓

101.SCH	XBRL Taxonomy Extension Schema Document. ✓

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. ✓

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. ✓

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. ✓

101.PRE	XBRL Taxonomy Extension Presentation, Linkbase Document. ✓

✓	Filed herewith.
*	Management contract or executive compensation plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAVITA INC.

BY:	/s/ JAMES K. HILGER
James K. Hilger
Chief Accounting Officer*
Date: August 1, 2018

*	Mr. Hilger has signed both on behalf of the Registrant as a duly authorized officer and as the Registrant’s principal accounting officer.