Form 10-Q
period 2018-09-30
DAVITA INC.
filed 2018-11-07
CIK 927066

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2018
Commission File Number: 1-14106

DAVITA INC.

Delaware	51-0354549
(State of incorporation)	(I.R.S. Employer Identification No.)
2000 16th Street
Denver, CO 80202
Telephone number (303) 405-2100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
As of November 2, 2018, the number of shares of the Registrant’s common stock outstanding was approximately 166.0 million shares.

DAVITA INC.

Note: Items 3, 4 and 5 of Part II are omitted because they are not applicable.

i

DAVITA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(dollars in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Dialysis and related lab patient service revenues	$2,670,701	$2,561,543	$7,980,178	$7,478,938
Provision for uncollectible accounts	(11,977)	(119,321)	(35,838)	(335,979)
Net dialysis and related lab patient service revenues	2,658,724	2,442,222	7,944,340	7,142,959
Other revenues	188,606	322,849	639,387	952,762
Total revenues	2,847,330	2,765,071	8,583,727	8,095,721
Operating expenses and charges:
Patient care costs and other costs	2,063,770	1,951,609	6,168,444	5,698,318
General and administrative	336,299	272,911	866,922	798,602
Depreciation and amortization	146,000	142,634	435,878	415,544
Equity investment loss (income)	3,824	5,308	(6,126)	5,456
Provision for uncollectible accounts	800	(2,685)	(7,300)	(1,381)
Investment and other asset impairments	6,093	—	17,338	15,168
Goodwill impairment charges	—	—	3,106	34,696
Loss (gain) on changes in ownership interests, net	1,506	—	(32,451)	(6,273)
Gain on settlement, net	—	—	—	(526,827)
Total operating expenses and charges	2,558,292	2,369,777	7,445,811	6,433,303
Operating income	289,038	395,294	1,137,916	1,662,418
Debt expense	(125,927)	(109,306)	(359,135)	(321,637)
Other income, net	4,007	3,396	10,583	12,180
Income from continuing operations before income taxes	167,118	289,384	789,364	1,352,961
Income tax expense	52,047	90,546	206,652	474,126
Net income from continuing operations	115,071	198,838	582,712	878,835
Net loss from discontinued operations, net of tax	(211,739)	(370,872)	(147,829)	(388,959)
Net (loss) income	(96,668)	(172,034)	434,883	489,876
Less: Net income attributable to noncontrolling interests	(40,128)	(42,442)	(125,717)	(129,654)
Net (loss) income attributable to DaVita Inc.	$(136,796)	$(214,476)	$309,166	$360,222
Earnings per share attributable to DaVita Inc.:
Basic net income from continuing operations per share	$0.44	$0.81	$2.69	$3.91
Basic net (loss) income per share	$(0.82)	$(1.14)	$1.79	$1.89
Diluted net income from continuing operations per share	$0.44	$0.80	$2.66	$3.85
Diluted net (loss) income per share	$(0.82)	$(1.12)	$1.77	$1.86
Weighted average shares for earnings per share:
Basic	166,770,664	188,883,922	172,403,944	190,770,165
Diluted	167,262,358	191,408,117	174,348,421	193,546,245
Amounts attributable to DaVita Inc.:
Net income from continuing operations	$73,371	$152,870	$463,989	$745,067
Net loss from discontinued operations	(210,167)	(367,346)	(154,823)	(384,845)
Net (loss) income attributable to DaVita Inc.	$(136,796)	$(214,476)	$309,166	$360,222

See notes to condensed consolidated financial statements.

DAVITA INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net (loss) income	$(96,668)	$(172,034)	$434,883	$489,876
Other comprehensive (loss) income, net of tax:
Unrealized gains (losses) on interest rate cap agreements:
Unrealized gains (losses) on interest rate cap agreements	37	(478)	819	(5,479)
Reclassifications of net realized gains on interest rate cap agreements into net (loss) income	1,606	1,265	4,680	3,793
Unrealized gains on investments:
Unrealized gains on investments	—	863	—	3,478
Reclassification of net investment realized gains into net (loss) income	—	(9)	—	(221)
Unrealized (losses) gains on foreign currency translation:
Foreign currency translation adjustments	(8,827)	29,143	(39,475)	91,546
Other comprehensive (loss) income	(7,184)	30,784	(33,976)	93,117
Total comprehensive (loss) income	(103,852)	(141,250)	400,907	582,993
Less: Comprehensive income attributable to noncontrolling interests	(40,128)	(42,442)	(125,717)	(129,652)
Comprehensive (loss) income attributable to DaVita Inc.	$(143,980)	$(183,692)	$275,190	$453,341
 See notes to condensed consolidated financial statements.

DAVITA INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands, except per share data)

	September 30, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$448,215	$508,234
Restricted cash and equivalents	91,940	10,686
Short-term investments	4,730	32,830
Accounts receivable, net	1,847,086	1,714,750
Inventories	91,102	181,799
Other receivables	383,783	372,919
Income tax receivable	26,002	49,440
Prepaid and other current assets	88,857	112,058
Current assets held for sale, net	5,947,786	5,761,642
Total current assets	8,929,501	8,744,358
Property and equipment, net of accumulated depreciation of $3,454,107 and $3,103,662	3,275,636	3,149,213
Intangible assets, net of accumulated amortization of $225,862 and $356,774	97,609	113,827
Equity method and other investments	240,820	245,534
Long-term investments	35,047	37,695
Other long-term assets	76,517	47,287
Goodwill	6,702,659	6,610,279
	$19,357,789	$18,948,193
LIABILITIES AND EQUITY
Accounts payable	$458,927	$509,116
Other liabilities	560,692	552,662
Accrued compensation and benefits	631,799	616,116
Current portion of long-term debt	1,784,065	178,213
Current liabilities held for sale	1,419,621	1,185,070
Total current liabilities	4,855,104	3,041,177
Long-term debt	8,440,673	9,158,018
Other long-term liabilities	452,445	365,325
Deferred income taxes	515,893	486,247
Total liabilities	14,264,115	13,050,767
Commitments and contingencies:
Noncontrolling interests subject to put provisions	1,064,412	1,011,360
Equity:
Preferred stock ($0.001 par value, 5,000,000 shares authorized; none issued)
Common stock ($0.001 par value, 450,000,000 shares authorized; 182,828,547 and 182,462,278 shares issued and 165,984,480 and 182,462,278 shares outstanding, respectively)	183	182
Additional paid-in capital	1,055,839	1,042,899
Retained earnings	3,951,247	3,633,713
Treasury stock (16,844,067 and zero shares, respectively)	(1,153,511)	—
Accumulated other comprehensive (loss) income	(29,109)	13,235
Total DaVita Inc. shareholders' equity	3,824,649	4,690,029
Noncontrolling interests not subject to put provisions	204,613	196,037
Total equity	4,029,262	4,886,066
	$19,357,789	$18,948,193
See notes to condensed consolidated financial statements.

DAVITA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Nine months ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$434,883	$489,876
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	435,878	593,527
Impairment charges	20,444	701,523
Stock-based compensation expense	59,605	28,478
Deferred income taxes	200,056	(132,781)
Equity investment loss, net	8,611	19,071
Gain on sales of business interests, net	(57,547)	(23,402)
Other non-cash charges, net	164,856	41,703
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivable	(74,622)	(146,024)
Inventories	88,355	14,272
Other receivables and other current assets	(757)	(43,556)
Other long-term assets	2,142	(13,831)
Accounts payable	(12,800)	18,595
Accrued compensation and benefits	40,225	(60,063)
Other current liabilities	45,624	39,445
Income taxes	21,749	22,669
Other long-term liabilities	5,546	18,648
Net cash provided by operating activities	1,382,248	1,568,150
Cash flows from investing activities:
Additions of property and equipment	(705,659)	(639,829)
Acquisitions	(113,526)	(726,538)
Proceeds from asset and business sales	135,268	92,529
Purchase of investments available for sale	(5,791)	(9,882)
Purchase of investments held-to-maturity	(3,728)	(223,482)
Proceeds from sale of investments available for sale	8,783	5,822
Proceeds from investments held-to-maturity	32,628	398,765
Purchase of equity investments	(12,874)	(3,014)
Distributions received on equity investments	3,580	80
Net cash used in investing activities	(661,319)	(1,105,549)

DAVITA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - (continued)
(unaudited)
(dollars in thousands)

	Nine months ended September 30,
	2018	2017
Cash flows from financing activities:
Borrowings	41,674,279	38,160,821
Payments on long-term debt and other financing costs	(40,828,443)	(38,269,284)
Purchase of treasury stock	(1,161,511)	(321,411)
Stock award exercises and other share issuances, net	8,803	15,781
Distributions to noncontrolling interests	(139,673)	(165,463)
Contributions from noncontrolling interests	43,179	51,156
Proceeds from sales of additional noncontrolling interests	15	—
Purchases of noncontrolling interests	(19,988)	(1,432)
Net cash used in financing activities	(423,339)	(529,832)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5,790)	5,449
Net increase (decrease) in cash, cash equivalents and restricted cash	291,800	(61,782)
Less: Net increase in cash, cash equivalents and restricted cash from discontinued operations	270,565	82,694
Net increase (decrease) in cash, cash equivalents and restricted cash from continuing operations	21,235	(144,476)
Cash, cash equivalents and restricted cash of continuing operations at beginning of the year	518,920	683,463
Cash, cash equivalents and restricted cash of continuing operations at end of the period	$540,155	$538,987

See notes to condensed consolidated financial statements.

DAVITA INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)
(dollars and shares in thousands)

	Non- controlling interests subject to put provisions	DaVita Inc. Shareholders’ Equity								Non- controlling interests not subject to put provisions
				Additional paid-in capital				Accumulated other comprehensive (loss) income
		Common stock			Retained earnings	Treasury stock
		Shares	Amount			Shares	Amount		Total
Balance at December 31, 2016	$973,258	194,554	$195	$1,027,182	$3,710,313	—	$—	$(89,643)	$4,648,047	$201,694
Comprehensive income:
Net income	103,641				663,618				663,618	63,296
Other comprehensive income								102,878	102,878	(2)
Stock purchase shares issued		360		22,131					22,131
Stock unit shares issued		117		(101)					(101)
Stock-settled SAR shares issued		398		—					—
Stock-settled stock-based compensation expense				34,981					34,981
Changes in noncontrolling interest from:
Distributions	(128,853)									(82,614)
Contributions	52,911									21,641
Acquisitions and divestitures	43,799			(823)					(823)	(5,770)
Partial purchases	(397)			(2,752)					(2,752)	(2,208)
Fair value remeasurements	(32,999)			32,999					32,999
Purchase of treasury stock						(12,967)	(810,949)		(810,949)
Retirement of treasury stock		(12,967)	(13)	(70,718)	(740,218)	12,967	810,949		—
Balance at December 31, 2017	$1,011,360	182,462	$182	$1,042,899	$3,633,713	—	$—	$13,235	$4,690,029	$196,037
Cumulative effect of change in accounting principle					8,368			(8,368)	—
Comprehensive income:
Net income	77,803				309,166				309,166	47,914
Other comprehensive loss								(33,976)	(33,976)
Stock unit shares issued		154		(448)					(448)
Stock-settled SAR shares issued		212	1	(4,887)					(4,886)
Stock-settled stock-based compensation expense				59,539					59,539
Changes in noncontrolling interest from:
Distributions	(85,372)									(54,301)
Contributions	26,367									16,812
Acquisitions and divestitures	11,262			79					79	(212)
Partial purchases	(869)			(17,482)					(17,482)	(1,637)
Fair value remeasurements	23,861			(23,861)					(23,861)
Purchase of treasury stock						(16,844)	(1,153,511)		(1,153,511)
Balance at September 30, 2018	$1,064,412	182,828	$183	$1,055,839	$3,951,247	(16,844)	$(1,153,511)	$(29,109)	$3,824,649	$204,613
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

1.	Condensed consolidated interim financial statements
The condensed consolidated interim financial statements included in this report are prepared by the Company without audit. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations are reflected in these condensed consolidated interim financial statements. All significant intercompany accounts and transactions have been eliminated. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The most significant estimates and assumptions underlying these financial statements and accompanying notes generally involve revenue recognition and accounts receivable, contingencies, impairments of goodwill and investments, accounting for income taxes, long-term variable compensation accruals, consolidation of variable interest entities and certain fair value estimates. The results of operations for the nine months ended September 30, 2018 are not necessarily indicative of the operating results for the full year. The condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Prior year balances and amounts have been reclassified to conform to the current year presentation. The Company has evaluated subsequent events through the date these condensed consolidated financial statements were issued and has included all necessary adjustments and disclosures.

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
The Company’s allowance for doubtful accounts related to performance obligations satisfied prior to the adoption of Topic 606 was $71,108 and $218,399 as of September 30, 2018 and December 31, 2017, respectively.
There are significant risks associated with estimating revenue, which generally take several years to resolve. These estimates are subject to ongoing insurance coverage changes, geographic coverage differences, differing interpretations of contract coverage and other payor issues, as well as patient issues including determining applicable primary and secondary coverage, changes in patient coverage and coordination of benefits. As these estimates are refined over time, both positive and negative adjustments to revenue are recognized in the current period. As a result of changes in these estimates, additional revenue was recognized during the three and nine months ended September 30, 2018 associated with performance obligations satisfied in years prior to the adoption of Topic 606 of $1,246 and $77,473, respectively, which includes a benefit of $36,000 for the nine months ended September 30, 2018 from electing to apply Topic 606 only to contracts not substantially completed as of January 1, 2018.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

The following table summarizes the Company's segment revenues by primary payor source:

	For the three months ended
	September 30, 2018			September 30, 2017(1)
	U.S. dialysis and related lab services	Other - Ancillary services and strategic initiatives	Consolidated	U.S. dialysis and related lab services	Other - Ancillary services and strategic initiatives	Consolidated
Patient service revenues:
Medicare and Medicare Advantage	$1,513,191	$	$1,513,191	$1,338,155	$	$1,338,155
Medicaid and Managed Medicaid	159,165		159,165	155,113		155,113
Other government	113,043	80,915	193,958	89,243	72,681	161,924
Commercial	786,470	31,364	817,834	783,171	17,334	800,505
Other revenues:
Medicare and Medicare Advantage		130,746	130,746		232,251	232,251
Medicaid and Managed Medicaid		12,042	12,042		17,142	17,142
Commercial		20,205	20,205		27,222	27,222
Other(2)	4,932	29,042	33,974	4,792	47,438	52,230
Eliminations of intersegment revenues	(25,424)	(8,361)	(33,785)	(13,475)	(5,996)	(19,471)
Total	$2,551,377	$295,953	$2,847,330	$2,356,999	$408,072	$2,765,071

(1)
As noted above, prior period amounts have not been adjusted under the cumulative effect method. In this table, the Company's dialysis and related lab services revenues for the three months ended September 30, 2017 has been presented net of the provision for uncollectible accounts of $119,321 to conform to the current period presentation.

(2)	Other consists of management fees and revenue from the Company's ancillary services and strategic initiatives.

	For the nine months ended
	September 30, 2018			September 30, 2017(1)
	U.S. dialysis and related lab services	Other - Ancillary services and strategic initiatives	Consolidated	U.S. dialysis and related lab services	Other - Ancillary services and strategic initiatives	Consolidated
Patient service revenues:
Medicare and Medicare Advantage	$4,524,449	$	$4,524,449	$3,924,255	$	$3,924,255
Medicaid and Managed Medicaid	466,948		466,948	450,984		450,984
Other government	330,500	250,048	580,548	271,947	183,050	454,997
Commercial	2,366,182	70,156	2,436,338	2,304,745	46,537	2,351,282
Other revenues:
Medicare and Medicare Advantage		427,532	427,532		682,964	682,964
Medicaid and Managed Medicaid		43,991	43,991		54,757	54,757
Commercial		77,633	77,633		79,241	79,241
Other(2)	14,965	103,014	117,979	14,951	139,337	154,288
Eliminations of intersegment revenues	(63,943)	(27,748)	(91,691)	(38,559)	(18,488)	(57,047)
Total	$7,639,101	$944,626	$8,583,727	$6,928,323	$1,167,398	$8,095,721

(1)
As noted above, prior period amounts have not been adjusted under the cumulative effect method. In this table, the Company's dialysis and related lab services revenues for the nine months ended September 30, 2017 has been presented net of the provision for uncollectible accounts of $335,979 to conform to the current period presentation.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

(2)	Other consists of management fees and revenue from the Company's ancillary services and strategic initiatives.
Dialysis and related lab patient service revenues
Dialysis and related lab services patient service revenues are recognized in the period services are provided. Revenues consist primarily of payments from Medicare, Medicaid and commercial health plans for dialysis and related lab services provided to patients. A usual and customary fee schedule is maintained for the Company’s dialysis treatments and related lab services; however, actual collectible revenue is normally recognized at a discount from the fee schedule.
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
Other revenues
Other revenues consist of the revenues associated with the ancillary services and strategic initiatives, management and administrative support services that are provided to outpatient dialysis centers that the Company does not own or in which the Company owns a noncontrolling interest, and administrative and management support services to certain other non-dialysis joint ventures in which the Company owns a noncontrolling interest. Revenues associated with pharmacy services are estimated as prescriptions are filled and shipped to patients. Revenues associated with dialysis management services, disease management services, clinical research programs, physician services, end stage renal disease (ESRD) seamless care organizations, and comprehensive care are estimated in the period services are provided. Revenues associated with direct primary care are estimated over the membership period.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

3.	Earnings per share
Basic earnings per share is calculated by dividing net income attributable to the Company, adjusted for any change in noncontrolling interest redemption rights in excess of fair value, by the weighted average number of common shares, net of the weighted average shares held in escrow that under certain circumstances may have been returned to the Company.
Diluted earnings per share includes the dilutive effect of outstanding stock-settled stock appreciation rights (SSARs) and unvested stock units (under the treasury stock method) as well as the weighted average shares held in escrow that were outstanding during the period.
The reconciliations of the numerators and denominators used to calculate basic and diluted earnings per share were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Numerators:
Net income from continuing operations attributable to DaVita Inc.	$73,371	$152,870	$463,989	$745,067
Change in noncontrolling interest redemption rights in excess of fair value	98	—	—	—
Net income from continuing operations for earnings per share calculation	73,469	152,870	463,989	745,067
Net loss from discontinued operations attributable to DaVita Inc.	(210,167)	(367,346)	(154,823)	(384,845)
Net (loss) income attributable to DaVita Inc. for earnings per share calculation	$(136,698)	$(214,476)	$309,166	$360,222

Basic:
Weighted average shares outstanding during the period	166,819	191,078	173,875	192,964
Weighted average contingently returnable shares held in escrow for the DaVita HealthCare Partners merger	(48)	(2,194)	(1,471)	(2,194)
Weighted average shares for basic earnings per share calculation	166,771	188,884	172,404	190,770

Basic net income (loss) attributable to DaVita Inc. from:
Continuing operations per share	$0.44	$0.81	$2.69	$3.91
Discontinued operations per share	(1.26)	(1.95)	(0.90)	(2.02)
Basic net (loss) income per share attributable to DaVita Inc.	$(0.82)	$(1.14)	$1.79	$1.89

Diluted:
Weighted average shares outstanding during the period	166,819	191,078	173,875	192,964
Assumed incremental shares from stock plans	443	330	473	582
Weighted average shares for diluted earnings per share calculation	167,262	191,408	174,348	193,546

Diluted net income (loss) attributable to DaVita Inc. from:
Continuing operations per share	$0.44	$0.80	$2.66	$3.85
Discontinued operations per share	(1.26)	(1.92)	(0.89)	(1.99)
Diluted net (loss) income per share attributable to DaVita Inc.	$(0.82)	$(1.12)	$1.77	$1.86
Anti-dilutive stock-settled awards excluded from calculation(1)	5,281	5,201	4,987	5,239

(1)	Shares associated with stock-settled stock appreciation rights excluded from the diluted denominator calculation because they are anti-dilutive under the treasury stock method.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

4.	Restricted cash and equivalents
The Company had restricted cash and cash equivalents of $91,940 and $10,686 at September 30, 2018 and December 31, 2017, respectively. Approximately $78,951 of the balance at September 30, 2018 represents restricted cash equivalents held in trust to satisfy insurer and state regulatory requirements related to the Company's self-insurance for professional and general liability and workers' compensation risks administered by wholly-owned captive insurance entities. Prior to the first quarter of 2018, these requirements were satisfied by a letter of credit rather than restricted cash held in trust. The remaining restricted cash and equivalents held at September 30, 2018 and December 31, 2017 primarily represent cash pledged to third parties in connection with two of the Company's ancillary and strategic initiatives businesses.

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
The Company’s investments in these short-term and long-term debt and equity investments consist of the following:

	September 30, 2018			December 31, 2017
	Debt securities	Equity securities	Total	Debt securities	Equity securities	Total
Certificates of deposit and other time deposits	$2,230	$—	$2,230	$31,630	$—	$31,630
Investments in mutual funds and common stock	—	37,547	37,547	—	38,895	38,895
	$2,230	$37,547	$39,777	$31,630	$38,895	$70,525
Short-term investments	$2,230	$2,500	$4,730	$31,630	$1,200	$32,830
Long-term investments	—	35,047	35,047	—	37,695	37,695
	$2,230	$37,547	$39,777	$31,630	$38,895	$70,525
Debt securities: The Company's short-term debt investments are principally bank certificates of deposit with contractual maturities longer than three months but shorter than one year. These debt securities are accounted for as held to maturity and recorded at amortized cost, which approximates their fair values at September 30, 2018 and December 31, 2017.
Equity securities: The Company's equity investments in mutual funds and common stock are held within a trust to fund existing obligations associated with several of the Company’s non-qualified deferred compensation plans. During the nine months ended September 30, 2018, the Company recognized pre-tax net gains of $1,597 in the income statement associated

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

with changes in the fair value of these equity securities, comprised of pre-tax realized gains of $4,101 and a net decrease in unrealized gains of $2,504. During the nine months ended September 30, 2017, the Company recognized pre-tax realized gains on the sale or redemption of equity securities of $362, or $221 after-tax, which was previously recorded in other comprehensive income.

6.	Equity method and other investments
Equity investments in nonconsolidated businesses over which the Company maintains significant influence, but which do not have readily determinable fair values, are carried on the equity method.
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
The total carrying amount of equity investments carried under the adjusted cost method measurement alternative at September 30, 2018 was $12,386. Through September 30, 2018, there have been no meaningful impairments or other downward or upward valuation adjustments recognized on these investments.
Total equity method and other investments in nonconsolidated businesses were $240,820 and $245,534 at September 30, 2018 and December 31, 2017, respectively. During the nine months ended September 30, 2018 and 2017, the Company recognized equity investment income of $6,126 and loss of $5,456, respectively, from equity method investments in nonconsolidated businesses.
The Company's largest equity method investment is its ownership interest in DaVita Care Pte. Ltd. (the APAC JV), which was carried at $146,829 and $160,481 at September 30, 2018 and December 31, 2017, respectively. The Company recognized a non-cash other-than-temporary impairment on this investment of $280,066 in the fourth quarter of 2017.
As of September 30, 2018 and December 31, 2017, the Company holds a 60% voting interest and a 73.3% current economic interest in the APAC JV. Based on the governance structure and voting rights established for the APAC JV at its formation on August 1, 2016, certain key decisions affecting the joint venture’s operations are not subject to the unilateral discretion of the Company, but rather are shared with the other noncontrolling investors. These other noncontrolling investors currently collectively hold a 40% voting interest and a 26.7% economic interest in the APAC JV. During the third quarter of 2018, the investors in the APAC JV jointly agreed to a six-month deferral of the subscribed incremental capital contribution originally scheduled for August 1, 2018 based upon an assessment of the capital needs of the joint venture. The Company continues to expect the economic interests of the noncontrolling investors in the APAC JV to adjust to match their voting interests by August 1, 2019.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

7.	Goodwill
Changes in goodwill by reportable segment were as follows:

	U.S. dialysis and related lab services	Other-ancillary services and strategic initiatives	Consolidated total
Balance at January 1, 2017	$5,691,587	$323,788	$6,015,375
Acquisitions	485,434	131,598	617,032
Divestitures	(32,260)	(126)	(32,386)
Impairment charges	—	(36,196)	(36,196)
Foreign currency and other adjustments	—	46,454	46,454
Balance at December 31, 2017	$6,144,761	$465,518	$6,610,279
Acquisitions	24,431	111,223	135,654
Divestitures	(331)	(15,166)	(15,497)
Impairment charges	—	(3,106)	(3,106)
Foreign currency and other adjustments	—	(24,671)	(24,671)
Balance at September 30, 2018	$6,168,861	$533,798	$6,702,659

Balance at September 30, 2018:
Goodwill	$6,168,861	$561,399	$6,730,260
Accumulated impairment charges	—	(27,601)	(27,601)
	$6,168,861	$533,798	$6,702,659
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
The Company has applied a similar aggregation to the vascular access service centers in its vascular access reporting unit, to the physician practices in its physician services reporting unit, to the dialysis centers within each international reporting unit, and to the non-dialysis healthcare businesses within each international region. For the Company’s other operating segments, discrete business components below the operating segment level constitute individual reporting units.
During the three and nine months ended September 30, 2018, the Company performed scheduled annual and other reporting unit goodwill impairment assessments. As a result of these assessments, the Company did not recognize any goodwill impairment charges during the three months ended September 30, 2018 and recognized a goodwill impairment charge of $3,106 at the Company's German integrated healthcare business during the nine months ended September 30, 2018.
During the nine months ended September 30, 2017, the Company recognized goodwill impairment charges of $34,696, at the Company’s vascular access reporting unit. These charges resulted primarily from continuing changes in the Company's outlook for this business as the Company's partners and operators continued to evaluate potential changes in operations, including termination of their management services agreements and center closures, as a result of recent changes in Medicare reimbursement. There is no goodwill remaining at the Company's vascular access reporting unit.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

Except as described in the Company’s annual report on Form 10-K for the year ended December 31, 2017 and quarterly reports on Form 10-Q for the quarters ended March 31, 2018 and June 30, 2018, none of the Company's various other reporting units were considered at risk of significant goodwill impairment as of September 30, 2018. Since the dates of the Company's last annual goodwill impairment assessments there have been certain developments, events, changes in operating performance and other changes in key circumstances that have affected the Company's businesses. However, these changes did not cause management to believe it is more likely than not that the fair values of any of the Company's reporting units would be less than their respective carrying amounts as of September 30, 2018.

8.	Income taxes
The Company's effective income tax rate from continuing operations was 31.1% for the third quarter of 2018 as compared to 26.2% for the second quarter of 2018 and 31.3% for the third quarter of 2017. The Company's effective income tax rate increased in the third quarter of 2018 as compared to the second quarter of 2018 due to non-deductible advocacy costs and additional non-deductible expenses related to the Tax Cuts and Jobs Act of 2017 (2017 Tax Act), partially offset by return to provision adjustments.
As of September 30, 2018, the Company’s total liability for unrecognized tax benefits relating to tax positions that do not meet the more-likely-than-not threshold was $40,376, of which $37,533 would impact the Company's effective tax rate if recognized. The total balance increased $7,600 from the December 31, 2017 balance of $32,776.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in its income tax expense. At September 30, 2018 and December 31, 2017, the Company had approximately $8,296 and $4,195, respectively, accrued for interest and penalties related to unrecognized tax benefits, net of federal tax benefits.
The Company performed a provisional analysis of the 2017 Tax Act and recorded a reasonable estimate of its effect at December 31, 2017. The Company is in the process of completing its analysis with regards to the 2017 Tax Act and will record any adjustments to its estimate on or before December 22, 2018. As of September 30, 2018, the Company has not made any material adjustments to its December 31, 2017 estimates.

9.	Long-term debt
Long-term debt was comprised of the following:

	September 30, 2018	December 31, 2017
Senior secured credit facilities:
Term Loan A	$700,000	$775,000
Term Loan A-2	995,000	—
Term Loan B	3,351,250	3,377,500
Revolver	275,000	300,000
Senior notes	4,500,000	4,500,000
Acquisition obligations and other notes payable	167,779	150,512
Capital lease obligations	289,333	297,170
Total debt principal outstanding	10,278,362	9,400,182
Discount and deferred financing costs	(53,624)	(63,951)
	10,224,738	9,336,231
Less current portion	(1,784,065)	(178,213)
	$8,440,673	$9,158,018

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

Scheduled maturities of long-term debt at September 30, 2018 were as follows:

2018 (remainder of the year)	49,701
2019	2,028,808
2020	74,985
2021	3,311,502
2022	1,289,539
2023	36,437
Thereafter	3,487,390
On March 29, 2018, the Company entered into an Increase Joinder No. 1 (Increase Joinder Agreement) under its existing senior secured credit facilities. Pursuant to this Increase Joinder Agreement, the Company entered into an additional $995,000 Term Loan A-2. The new Term Loan A-2 bears interest at LIBOR plus an interest rate margin of 1.00%.
During the first nine months of 2018, the Company made mandatory principal payments under its senior secured credit facilities totaling $75,000 on Term Loan A and $26,250 on Term Loan B.
As of September 30, 2018, the Company maintains several effective interest rate cap agreements that have the economic effect of capping the Company's maximum exposure to LIBOR variable interest rate changes on specific portions of the Company's floating rate debt, as described below. The cap agreements are designated as cash flow hedges and, as a result, changes in the fair values of these cap agreements are reported in other comprehensive income. The amortization of the original cap premium is recognized as a component of debt expense on a straight-line basis over the terms of the cap agreements. These cap agreements do not contain credit-risk contingent features.
As of September 30, 2018, the Company maintains several effective interest rate cap agreements that were entered into in October 2015 with notional amounts totaling $3,500,000. These cap agreements became effective June 29, 2018 and have the economic effect of capping the LIBOR variable component of the Company’s interest rate at a maximum of 3.50% on an equivalent amount of its debt. These cap agreements expire on June 30, 2020. As of September 30, 2018, the total fair value of these cap agreements was an asset of approximately $2,135. During the nine months ended September 30, 2018, the Company recognized debt expense of $2,163 from these cap agreements and recorded a gain of $1,103 in other comprehensive income due to an increase in the unrealized fair value of these cap agreements.
Previously, the Company maintained other interest rate cap agreements that were entered into in November 2014 with notional amounts totaling $3,500,000. These cap agreements had the economic effect of capping the LIBOR variable component of the Company’s interest rate at a maximum of 3.50% on an equivalent amount of the Company’s debt. However, these interest rate cap agreements expired on June 30, 2018. During the nine months ended September 30, 2018, the Company recognized debt expense of $4,140 from these cap agreements and recorded an immaterial loss in other comprehensive income due to a decrease in the unrealized fair value of these cap agreements.
The following table summarizes the Company’s derivative instruments outstanding as of September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
Derivatives designated as hedging instruments	Balance sheet location	Fair value	Balance sheet location	Fair value
Interest rate cap agreements	Other long-term assets	$2,135	Other long-term assets	$1,032

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

 The following table summarizes the effects of the Company’s interest rate cap agreements for the three and nine months ended September 30, 2018 and 2017:

	Amount of unrecognized gains (losses) in OCI on interest rate cap agreements				Location of losses reclassified from accumulated OCI into income	Amount of losses reclassified from accumulated OCI into income
	Three months ended September 30,		Nine months ended September 30,			Three months ended September 30,		Nine months ended September 30,
Derivatives designated as cash flow hedges	2018	2017	2018	2017		2018	2017	2018	2017
Interest rate cap agreements	$50	$(782)	$1,103	$(8,967)	Debt expense	$2,163	$2,070	$6,303	$6,208
Tax (benefit) expense	(13)	304	(284)	3,488	Tax expense	(557)	(805)	(1,623)	(2,415)
Total	$37	$(478)	$819	$(5,479)		$1,606	$1,265	$4,680	$3,793
As of September 30, 2018, the Company’s Term Loan B debt bears interest at LIBOR plus an interest rate margin of 2.75%. Term Loan B is subject to interest rate caps if LIBOR should rise above 3.50%. Term Loan A bears interest at LIBOR plus an interest rate margin of 2.00%. The capped portion of Term Loan A is $148,750 if LIBOR should rise above 3.50%. In addition, the uncapped portion of Term Loan A, which is subject to the variability of LIBOR, is $551,250. Term Loan A-2 is subject to the variability of LIBOR plus an interest rate margin of 1.00%. Interest rates on the Company’s senior notes are fixed by their terms.
The Company’s weighted average effective interest rate on the senior secured credit facilities at the end of the third quarter was 4.80%, based on the current margins in effect of 2.00% for Term Loan A, 1.00% for Term Loan A-2, and 2.75% for Term Loan B, as of September 30, 2018.
The Company’s overall weighted average effective interest rate during the quarter ended September 30, 2018 was 4.93% and as of September 30, 2018 was 5.03%. The Company's weighted average effective interest rate for the nine months ended September 30, 2018 was 4.92%.
As of September 30, 2018, the Company’s interest rates are fixed on approximately 47.43% of its total debt.
As of September 30, 2018, the Company had $275,000 drawn on its $1,000,000 revolving line of credit under its senior secured credit facilities, of which approximately $14,355 was committed for outstanding letters of credit. The remaining amount is unencumbered. The Company also has approximately $22,621 of additional outstanding letters of credit related to its Kidney Care business and $211 of committed outstanding letters of credit related to DaVita Medical Group (DMG), which is backed by a certificate of deposit.

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
The Company operates in a highly regulated industry and is a party to various lawsuits, claims, qui tam suits, governmental investigations and audits (including investigations resulting from its obligation to self-report suspected violations of law) and other legal proceedings. The Company records accruals for certain legal proceedings and regulatory matters to the extent that the Company determines an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. As of September 30, 2018, and December 31, 2017, the Company’s total recorded accruals, including DMG, with respect to legal proceedings and regulatory matters, net of anticipated third party recoveries, were immaterial. While these accruals reflect the Company’s best estimate of the probable loss for those matters as of the dates of those accruals, the recorded

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

amounts may differ materially from the actual amount of the losses for those matters, and any anticipated third party recoveries for any such losses may not ultimately be recoverable. Additionally, in some cases, no estimate of the possible loss or range of loss in excess of amounts accrued, if any, can be made because of the inherently unpredictable nature of legal proceedings and regulatory matters, which also may be impacted by various factors, including that they may involve indeterminate claims for monetary damages or may involve fines, penalties or non-monetary remedies; present novel legal theories or legal uncertainties; involve disputed facts; represent a shift in regulatory policy; are in the early stages of the proceedings; or result in a change of business practices. Further, there may be various levels of judicial review available to the Company in connection with any such proceeding.
The following is a description of certain lawsuits, claims, governmental investigations and audits and other legal proceedings to which the Company is subject.
Inquiries by the Federal Government and Certain Related Civil Proceedings
2015 U.S. Office of Inspector General (OIG) Medicare Advantage Civil Investigation: In March 2015, JSA HealthCare Corporation (JSA), a subsidiary of DMG, received a subpoena from the OIG for the U.S. Department of Health and Human Services (HHS) requesting documents and information for the period from January 1, 2008 through December 31, 2013, for certain MA plans for which JSA provided services. It also requested information regarding JSA’s communications about patient diagnoses as they related to certain MA plans generally, and more specifically as related to two Florida physicians with whom JSA previously contracted.
In addition to the subpoena described above, in June 2015, the Company received a civil subpoena from the OIG covering the period from January 1, 2008 through the present and seeking production of a wide range of documents relating to the Company’s and its subsidiaries’ (including DMG and its subsidiary JSA) provision of services to MA plans and related patient diagnosis coding and risk adjustment submissions and payments. The Company believes that the request was part of a broader industry investigation into MA patient diagnosis coding and risk adjustment practices and potential overpayments by the government. The information requested included information related to patient diagnosis coding practices for a number of conditions, including potentially improper historical DMG coding for a particular condition. With respect to that condition, the guidance related to that coding issue was discontinued following the Company’s November 1, 2012, acquisition of HealthCare Partners (now known as the Company's DMG business), and the Company notified Centers for Medicare and Medicaid Services (CMS) in April 2015 of the coding practice and potential overpayments. In that regard, the Company identified certain additional coding practices which may have been problematic, some of which were the subject of the previously disclosed and dismissed Swoben Private Civil Suit.
The Company entered into a settlement agreement with the Department of Justice (DOJ) and OIG to resolve these matters on September 28, 2018. As previously disclosed, an escrow established in connection with the Company's acquisition of HealthCare Partners in 2012 held back a portion of the purchase price to the prior owners of HealthCare Partners as security for the indemnification rights of the Company. The settlement amount of $270,000 was paid with these escrowed funds.
2016 U.S. Attorney Texas Investigation: In early February 2016, the Company announced that its pharmacy services wholly-owned subsidiary, DaVita Rx, LLC, (DaVita Rx) received a Civil Investigative Demand (CID) from the U.S. Attorney’s Office for the Northern District of Texas. The government is conducting a federal False Claims Act (FCA) investigation concerning allegations that DaVita Rx presented or caused to be presented false claims for payment to the government for prescription medications, as well as into the Company’s relationships with pharmaceutical manufacturers. The CID covers the period from January 1, 2006 through the present. In the spring of 2015, the Company initiated an internal compliance review of DaVita Rx during which it identified potential billing and operational issues, including potential write-offs and discounts of patient co-payment obligations, and credits to payors for returns of prescription drugs related to DaVita Rx. The Company notified the government in September 2015 that it was conducting this review of DaVita Rx and began providing regular updates of its review. Upon completion of its review, the Company filed a self-disclosure with the OIG in February 2016 and has been working to address and update the practices it identified in the self-disclosure, some of which overlap with information requested by the U.S. Attorney’s Office. The OIG informed the Company in February 2016 that its submission was not accepted. They indicated that the OIG is not expressing an opinion regarding the conduct disclosed or the Company’s legal positions. In connection with the Company’s ongoing efforts working with the government the Company learned that a qui tam complaint had been filed covering some of the issues in the CID and the Company’s self-disclosure. In December 2017, the Company finalized and executed a settlement agreement with the government and relators in the qui tam matter and that included total monetary consideration of $63,700, as previously announced, of which $41,500 was an incremental cash

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

payment and $22,200 was for amounts previously refunded, and all of which was previously accrued. The government’s investigation into certain of the Company's relationships with pharmaceutical manufacturers is ongoing, and in July 2018 the government served an HHS-OIG subpoena seeking additional documents and information relating to those relationships. The Company is continuing to cooperate with the government in this investigation.
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
2017 U.S. Attorney Colorado Investigation: In November 2017, the U.S. Attorney’s Office, District of Colorado informed the Company of an investigation it was conducting into possible federal health care offenses involving DaVita Kidney Care, as well as several of the Company’s wholly-owned subsidiaries, including DMG, DaVita Rx, DaVita Laboratory Services, Inc. (DaVita Labs), and RMS Lifeline Inc. (Lifeline). In August 2018, the Company received a CID from the DOJ. The CID was issued pursuant to the FCA and covers the period from January 2005 through the present. In connection with the resolution of the 2015 U.S. OIG Medicare Advantage Civil Investigation referred to above, the Company resolved possible claims relating to DMG in this investigation. The Company is continuing to cooperate with the government in this investigation.
2017 U.S. Attorney Florida Investigation: In November 2017, the U.S. Attorney’s Office, Southern District of Florida informed the Company of an investigation it was conducting into possible federal healthcare offenses involving the Company's wholly-owned subsidiary, Lifeline. The Company is continuing to cooperate with the government in this investigation.
2018 U.S. Attorney Florida Investigation: In March 2018, DaVita Labs received two CIDs from the U.S. Attorney’s Office, Middle District of Florida that were identical in nature but directed to the two different labs. According to the face of the CIDs, the U.S. Attorney’s Office is conducting an investigation as to whether the Company’s subsidiary submitted claims for blood, urine, and fecal testing, where there were insufficient test validation or stability studies to ensure accurate results, in violation of the FCA. In October 2018, DaVita Labs received a subpoena from the OIG in connection with this matter requesting certain patient records linked to clinical laboratory tests. The Company is continuing to cooperate with the government in this investigation.
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
Shareholder and Derivative Claims
Peace Officers’ Annuity and Benefit Fund of Georgia Securities Class Action Civil Suit: On February 1, 2017, the Peace Officers’ Annuity and Benefit Fund of Georgia filed a putative federal securities class action complaint in the U.S. District Court for the District of Colorado against the Company and certain executives. The complaint covers the time period of August 2015 to October 2016 and alleges, generally, that the Company and its executives violated federal securities laws concerning the Company’s financial results and revenue derived from patients who received charitable premium assistance from an industry-funded non-profit organization. The complaint further alleges that the process by which patients obtained commercial insurance and received charitable premium assistance was improper and "created a false impression of DaVita’s business and

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

operational status and future growth prospects." In November 2017, the court appointed the lead plaintiff and an amended complaint was filed on January 12, 2018. On March 27, 2018, the Company and various individual defendants filed a motion to dismiss. Briefing on the motion is complete. The plaintiffs filed an opposition to the motion to dismiss on June 6, 2018. The Company filed a reply in support of the motion on July 19, 2018. The Company disputes these allegations and intends to defend this action accordingly.
In re DaVita Inc. Stockholder Derivative Litigation: On August 15, 2017, the U.S. District Court for the District of Delaware consolidated three previously disclosed shareholder derivative lawsuits: the Blackburn Shareholder action filed on February 10, 2017, the Gabilondo Shareholder action filed on May 30, 2017, and the City of Warren Police and Fire Retirement System Shareholder action filed on June 9, 2017. The complaint covers the time period from 2015 to present and alleges, generally, breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, corporate waste, and misrepresentations and/or failures to disclose certain information in violation of the federal securities laws in connection with an alleged practice to direct patients with government-subsidized health insurance into private health insurance plans to maximize the Company’s profits. An amended complaint was filed in September 2017, and on December 18, 2017, the Company filed a motion to dismiss and a motion to stay proceedings in the alternative. The plaintiffs filed an opposition to the motion to dismiss on March 9, 2018. On June 25, 2018, the U.S. District Court for the District of Delaware granted the Company’s motion to stay proceedings and stayed the case until January 7, 2019, the date of the next status conference. The Company disputes these allegations and intends to defend this action accordingly.
Other Proceedings
White, Kathleen, et al. v. DaVita Healthcare Partners, Inc., Civil Action No. 15-cv-2106, U.S. District Court for the District of Colorado: Three actions (Menchaca v. DaVita Healthcare Partners, Inc., Saldana v. DaVita Healthcare Partners, Inc. and Hardin v. DaVita Healthcare Partners, Inc.) were consolidated in December 2016 into one action in U.S. District Court for the District of Colorado. In all three actions, the plaintiffs brought claims for wrongful death based on allegations related to Granuflo®, a product used as a component of the dialysis process. The Menchaca and Saldana actions arose out of the treatment of patients in California, while the Hardin action arose out of the treatment of a patient in Illinois. On June 27, 2018, the jury returned a verdict in favor of the plaintiffs, collectively awarding $8,500 in compensatory damages and $375,000 in punitive damages. Judgment on this verdict was not entered. On November 1, 2018, the parties filed a joint motion notifying the court that they have arrived at a settlement of the three actions. The resolution of all three of the consolidated actions, collectively, is for $25,500, and requires the filing of a stipulation of dismissal with prejudice in each case. The court has now ordered the parties to file these stipulations of dismissal by November 30, 2018. The Company believes it is probable that it will be able to recover the settlement amount from insurers, indemnitors, and the like; however, the Company can make no assurances that it will recover the full amount.
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
The Company has certain other potential commitments to provide operating capital to a number of dialysis centers that are wholly-owned by third parties or businesses in which the Company maintains a noncontrolling equity interest as well as to physician-owned vascular access clinics or medical practices that the Company operates under management and administrative services agreements of approximately $5,264.
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
Long-term incentive program (LTIP) compensation includes both stock-based awards (principally stock-settled stock appreciation rights, restricted stock units, and performance stock units) and long-term performance-based cash awards. Long-term incentive compensation expense, which was primarily general and administrative in nature, was attributed to the Company’s U.S. dialysis and related lab services business, corporate administrative support, and ancillary services and strategic initiatives.
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
During the nine months ended September 30, 2018, the Company granted 1,897 stock-settled stock appreciation rights with an aggregate grant-date fair value of $30,817 and a weighted-average expected life of approximately 4.2 years and 1,097 restricted and performance stock units with an aggregate grant-date fair value of $72,718 and a weighted-average expected life of approximately 3.3 years.
For the nine months ended September 30, 2018 and 2017, the Company recognized $74,077 and $46,972, respectively, in total LTIP expense, of which $60,461 and $25,281, respectively, represented stock-based compensation expense for stock appreciation rights, restricted stock units, performance stock units and discounted employee stock plan purchases, which are

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

primarily included in general and administrative expense. The estimated tax benefits recorded for stock-based compensation for the nine months ended September 30, 2018 and 2017 was $10,887 and $8,497, respectively.
During the three months ended September 30, 2018, the Company adopted a retirement policy (Rule of 65 policy). The Rule of 65 policy generally provides that Section 16 executive officers that are a minimum age of 55 with five years of continuous service with the Company receive certain benefits with respect to their outstanding equity awards upon a qualifying retirement if the sum of their age plus years of service is greater than or equal to 65. These benefits generally include accelerated vesting of restricted stock unit awards, continued vesting of stock-settled stock appreciation rights and performance stock unit awards and an exercise window from the original vest date through the original expiration date regardless of continued employment, with pro rata vesting for a Rule of 65 retirement within one year of the award grant date. The adoption of the Rule of 65 policy resulted in a $14,680 modification charge and a net acceleration of expense of $8,790 during the three and nine months ended September 30, 2018 that is included in the expense amounts reported above.
As of September 30, 2018, the Company had $122,887 of total estimated but unrecognized compensation expense for outstanding LTIP awards, including $103,923 related to stock-based compensation arrangements under the Company’s equity compensation and employee stock purchase plans. The Company expects to recognize the performance-based cash component of these LTIP costs over a weighted average remaining period of 0.9 year and the stock-based component of these LTIP costs over a weighted average remaining period of 1.5 years.
For the nine months ended September 30, 2018 and 2017, the Company recognized $7,919 and $6,046, respectively, in actual tax benefits upon the settlement of stock awards.

13.	Share repurchases
During the nine months ended September 30, 2018, the Company repurchased a total of 16,844 shares of its common stock for $1,153,511 at an average price of $68.48 per share. The Company has not repurchased any shares of its common stock subsequent to September 30, 2018.
On July 11, 2018, the Company's Board of Directors approved an additional share repurchase authorization in the amount of $1,389,999. This share repurchase authorization was in addition to the $110,001 remaining at that time under the Company’s Board of Directors’ prior share repurchase authorization approved in October 2017. Accordingly, as of November 5, 2018, the Company has a total of $1,355,605 remaining available under the current Board repurchase authorizations for additional share repurchases. Although these share repurchase authorizations do not have expiration dates, the Company remains subject to share repurchase limitations under the terms of its senior secured credit facilities and the indentures governing its senior notes.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

14.	Accumulated other comprehensive (loss) income

	For the three months ended September 30, 2018				For the nine months ended September 30, 2018
	Interest rate cap agreements	Investment securities	Foreign currency translation adjustments	Accumulated other comprehensive (loss) income	Interest rate cap agreements	Investment securities	Foreign currency translation adjustments	Accumulated other comprehensive (loss) income
Beginning balance	$(11,258)		$(10,667)	$(21,925)	$(12,408)	$5,662	$19,981	$13,235
Cumulative effect of change in accounting principle(1)	—		—	—	(2,706)	(5,662)	—	(8,368)
Unrealized gains (losses)	50		(8,827)	(8,777)	1,103	—	(39,475)	(38,372)
Related income tax expense	(13)		—	(13)	(284)	—	—	(284)
	37		(8,827)	(8,790)	819	—	(39,475)	(38,656)
Reclassification from accumulated other comprehensive income into net income	2,163		—	2,163	6,303	—	—	6,303
Related income tax expense	(557)		—	(557)	(1,623)	—	—	(1,623)
	1,606		—	1,606	4,680	—	—	4,680
Ending balance	$(9,615)		$(19,494)	$(29,109)	$(9,615)	$—	$(19,494)	$(29,109)
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
Net realized gains on investment securities reclassified into income for the nine months ended September 30, 2017 were recognized in other income in the corresponding consolidated statements of operations. See Note 5 to these condensed consolidated financial statements for further details.

15.	Acquisitions and divestitures
Routine acquisitions
During the nine months ended September 30, 2018, the Company acquired dialysis businesses consisting of five dialysis centers located in the U.S. and 18 dialysis centers located outside the U.S. for a total of $110,671 in net cash, $15,461 in deferred purchase price obligations, and $4,733 in liabilities assumed and earn-out obligations. The assets and liabilities for these acquisitions were recorded at their estimated fair values at the dates of the acquisitions and are included in the Company’s condensed consolidated financial statements, as are their operating results, from the designated effective dates of the acquisitions.
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

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

The following table summarizes the assets acquired and liabilities assumed in these transactions at their estimated acquisition date fair values:

Current assets	$10,183
Property and equipment	5,654
Intangible and other long-term assets	3,672
Goodwill	135,654
Current liabilities	(12,139)
Long-term liabilities	(212)
Noncontrolling interests	(11,947)
$130,865
 Amortizable intangible assets acquired during the first nine months of 2018 primarily represent non-compete agreements which had weighted-average estimated useful lives of approximately five years. The total estimated amount of goodwill deductible for tax purposes associated with these acquisitions was approximately $115,378.
Sale of Paladina Health
Effective June 1, 2018, the Company sold 100% of the equity of DaVita DPC Holding Co., LLC (Paladina Health), its direct primary care business, resulting in an estimated gain of $33,699.
Contingent earn-out obligations
The Company has several contingent earn-out obligations associated with acquisitions that could result in the Company paying the former owners of acquired companies a total of up to $14,042 if certain EBITDA, operating income performance targets or quality margins are met primarily over the next one to five years.
Contingent earn-out obligations are remeasured at fair value at each reporting date until the contingencies are resolved with changes in the liabilities due to the remeasurement recorded in earnings. See Note 18 to these condensed consolidated financial statements for further details. As of September 30, 2018, the Company has estimated the fair values of its contingent earn-out obligations to be $7,233, of which a total of $431 is included in other liabilities and the remaining $6,802 is included in other long-term liabilities in the Company’s consolidated balance sheet.
The following is a reconciliation of changes in liabilities for contingent earn-out obligations:

For the nine months ended September 30, 2018
Beginning balance	$6,388
Contingent earn-out obligations associated with acquisitions	1,246
Remeasurement of fair value for contingent earn-out obligations	(401)
Ending balance	$7,233

16.     Held for sale and discontinued operations
DaVita Medical Group
In December 2017, the Company entered into an agreement to sell its DMG division to Collaborative Care Holdings, LLC (Optum), a subsidiary of UnitedHealth Group Inc., subject to receipt of required regulatory approvals and other customary closing conditions. As a result, the DMG business has been classified as held for sale and its results of operations are reported as discontinued operations for all periods presented in these condensed consolidated financial statements.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

During the third quarter of 2018, the Company recorded a $216,147 charge on its DMG business which included a $98,201 valuation adjustment and $117,946 in related tax expense on this held for sale business based on an updated assessment of fair value, which includes inputs such as the transaction itself, risks and timing, and performance of the business.
The following table presents the financial results of discontinued operations related to DMG:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Revenues	$1,252,909	$1,178,443	$3,733,270	$3,461,493
Expenses	1,260,814	1,164,562	3,679,747	3,396,914
Goodwill impairment charges	—	601,040	—	651,659
Valuation adjustment	98,201	—	98,201	—
(Loss) income from discontinued operations before taxes	(106,106)	(587,159)	(44,678)	(587,080)
Income tax expense (benefit)	105,633	(216,287)	103,151	(198,121)
Net loss from discontinued operations, net of tax	(211,739)	(370,872)	(147,829)	(388,959)
The following table presents the financial position of discontinued operations related to DMG:

	September 30, 2018	December 31, 2017
Assets
Cash and cash equivalents	$444,468	$179,668
Other current assets	848,905	826,608
Property and equipment, net	438,332	379,945
Intangible assets, net	1,316,571	1,316,550
Other long-term assets	114,236	178,894
Goodwill	2,883,475	2,879,977
Valuation allowance on disposal group	(98,201)	—
Total current assets held for sale, net	$5,947,786	$5,761,642
Liabilities
Other liabilities	$652,502	$505,734
Medical payables	457,748	457,040
Current portion of long-term debt	2,839	2,845
Long-term debt	33,595	35,003
Other long-term liabilities	272,937	184,448
Total current liabilities held for sale	$1,419,621	$1,185,070
The following table presents cash flows of discontinued operations related to DMG:

	September 30, 2018	September 30, 2017
Net cash provided by operating activities from discontinued operations	$208,570	$298,974
Net cash used in investing activities from discontinued operations	$(32,860)	$(187,606)

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

DMG acquisitions
During the first nine months of 2018, the Company's DMG business acquired three medical businesses for a total of $2,854 in cash and deferred purchase price of $275. Certain income tax amounts are pending final evaluation and quantification of any pre-acquisition tax contingencies. In addition, valuation of medical claims liabilities and certain other working capital items relating to acquisitions are pending final quantification. The assets and liabilities for all acquisitions were recorded at their estimated fair values at the dates of the acquisitions and are included in the Company’s current held for sale assets and liabilities.
Sale of Tandigm Health investment
Effective June 1, 2018, DMG sold its 19% ownership interest in the Tandigm Health joint venture and a related supporting business resulting in a gain, net of tax, of $18,636.
Goodwill impairment charges
As previously disclosed, prior to being reclassified as held for sale, the Company recorded goodwill impairment charges for the DMG business of $601,040 and $651,659 for the three and nine months ended September 30, 2017. These charges resulted from continuing developments in the Company’s DMG business, including the determination that commercial membership was expected to be lower than previously expected due to increased reimbursement pressure, Medicaid reimbursement rates were expected to trend lower within the state of California, and the gap between Medicare rate increases and medical cost increases were likely to persist. The charges recorded during the nine months ended September 30, 2017 resulted additionally from medical cost and utilization trends.

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
The Company has determined that substantially all of the legal entities it is associated with that qualify as VIEs must be included in its consolidated financial statements. A number of these VIEs are within the Company's DMG business, which is classified as held for sale and as a discontinued operation in these condensed consolidated financial statements. The Company manages these entities and provides operating and capital funding as necessary for these entities to accomplish their operational and strategic objectives. A number of these entities are subject to nominee share ownership or share transfer restriction agreements that effectively transfer the majority of the economic risks and rewards of their ownership to the Company. In other cases, the Company’s management agreements with these entities include both financial terms and protective and participating rights to the entities’ operating, strategic and non-clinical governance decisions which transfer substantial powers over and economic responsibility for the entities to the Company. In some cases, such entities are subject to broad exclusivity or noncompetition restrictions that benefit the Company. Further, in some cases, the Company has contractual arrangements with its related party nominee owners that effectively indemnify these parties from the economic losses from, or entitle the Company to the economic benefits of, these entities.
The analyses upon which these consolidation determinations rest are complex, involve uncertainties, and require significant judgment on various matters, some of which could be subject to different interpretations. At September 30, 2018, these condensed consolidated financial statements include total assets of VIEs of $916,672 and total liabilities and noncontrolling interests of VIEs to third parties of $508,743, including assets of $658,054 and liabilities and noncontrolling interests of $355,172 related to the Company's DMG business classified as held for sale.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

The Company also sponsors certain non-qualified deferred compensation plans whose trusts qualify as VIEs and the Company consolidates these plans as their primary beneficiary. The assets of these plans are recorded in short-term or long-term investments with matching offsetting liabilities recorded in accrued compensation and benefits and other long-term liabilities. See Note 5 to these condensed consolidated financial statements for disclosures on the assets of these consolidated non-qualified deferred compensation plans.

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
The following table summarizes the Company’s assets, liabilities and temporary equity that are measured at fair value on a recurring basis as of September 30, 2018:

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Investments in mutual funds and common stock	$37,547	$37,547	$—	$—
Interest rate cap agreements	$2,135	$—	$2,135	$—
Liabilities
Contingent earn-out obligations	$7,233	$—	$—	$7,233
Temporary equity
Noncontrolling interests subject to put provisions	$1,064,412	$—	$—	$1,064,412

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
The carrying amount of the Company’s senior secured credit facilities totaled $5,302,569, including a discount of $6,724 and deferred financing costs of $11,957 as of September 30, 2018, and their fair value was approximately $5,353,109 based upon quoted market prices for similar instruments, a level 2 input.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

The carrying amount of the Company’s senior notes was $4,465,057, including deferred financing costs of $34,943 as of September 30, 2018 and their fair value was approximately $4,404,175, based upon quoted market prices for similar instruments, a level 2 input.
Other financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, other accrued liabilities and other debt. The balances of the Company's financial instruments other than the senior secured credit facilities and the senior notes are presented in the condensed consolidated financial statements at September 30, 2018 at their approximate fair values due to the short-term nature of their settlements.

19.	Segment reporting
The Company has consisted of two major divisions, DaVita Kidney Care (Kidney Care) and DMG. The Kidney Care division is comprised of the Company’s U.S. dialysis and related lab services business, various ancillary services and strategic initiatives, including its international operations, and the Company’s corporate administrative support. The Company’s U.S. dialysis and related lab services business is its largest line of business and is a leading provider of kidney dialysis services in the U.S. for patients suffering from chronic kidney failure, also known as ESRD. The Company’s ancillary services and strategic initiatives consist primarily of pharmacy services, disease management services, vascular access services, clinical research programs, physician services, ESRD seamless care organizations and comprehensive care, as well as the Company’s international operations.
The Company’s DMG division is a patient- and physician-focused integrated healthcare delivery and management company with over two decades of providing coordinated outcomes-based medical care in a cost-effective manner. In December 2017, the Company entered into an equity purchase agreement to sell its DMG division to Optum, a subsidiary of UnitedHealth Group Inc., subject to receipt of required regulatory approvals and other customary closing conditions. As a result of this pending transaction, the DMG business has been classified as held for sale and its results of operations are reported as discontinued operations for all periods presented in these condensed consolidated financial statements. See Note 16 to these condensed consolidated financial statements for further discussion.
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
The Company’s separate operating segments include its U.S. dialysis and related lab services business, each of its ancillary services and strategic initiatives, its consolidated international kidney care operations in each country, its equity method investment in the Asia Pacific joint venture, and its other health operations in Europe and Latin America. The U.S. dialysis and related lab services business qualifies as a separately reportable segment, and all other ancillary services and strategic initiatives operating segments, including the international operating segments, have been combined and disclosed in the other segments category.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

The following is a summary of segment net revenues, segment operating margin (loss), and a reconciliation of segment operating margin to consolidated income before income taxes:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Segment net revenues:
U.S. dialysis and related lab services
Patient service revenues:
External sources	$2,559,345	$2,470,169	$7,661,244	$7,247,403
Intersegment revenues	25,424	13,475	63,943	38,559
U.S. dialysis and related lab services patient service revenues	2,584,769	2,483,644	7,725,187	7,285,962
Provision for uncollectible accounts	(12,900)	(117,962)	(37,108)	(334,031)
Net U.S. dialysis and related lab services patient service revenues	2,571,869	2,365,682	7,688,079	6,951,931
Other revenues(1)	4,932	4,792	14,965	14,951
Total U.S. dialysis and related lab services revenues	2,576,801	2,370,474	7,703,044	6,966,882
Other—Ancillary services and strategic initiatives
Patient service revenues, net	112,279	90,015	320,204	229,587
Other external sources	183,674	318,057	624,422	937,811
Intersegment revenues	8,361	5,996	27,748	18,488
Total ancillary services and strategic initiatives revenues	304,314	414,068	972,374	1,185,886
Total net segment revenues	2,881,115	2,784,542	8,675,418	8,152,768
Elimination of intersegment revenues	(33,785)	(19,471)	(91,691)	(57,047)
Consolidated revenues	$2,847,330	$2,765,071	$8,583,727	$8,095,721
Segment operating margin:
U.S. dialysis and related lab services	$390,006	$442,777	$1,272,828	$1,837,989
Other—Ancillary services and strategic initiatives	(60,132)	(36,518)	(64,307)	(142,984)
Total segment operating margin	329,874	406,259	1,208,521	1,695,005
Reconciliation of segment operating margin to consolidated income from continuing operations before income taxes:
Corporate administrative support	(40,836)	(10,965)	(70,605)	(32,587)
Consolidated operating income	289,038	395,294	1,137,916	1,662,418
Debt expense	(125,927)	(109,306)	(359,135)	(321,637)
Other income, net	4,007	3,396	10,583	12,180
Consolidated income from continuing operations before income taxes	$167,118	$289,384	$789,364	$1,352,961

(1)
Includes management fees for providing management and administrative services to dialysis centers that are wholly-owned by third parties and legal entities in which the Company owns a noncontrolling equity investment.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

Depreciation and amortization expense by reportable segment was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
U.S. dialysis and related lab services	$138,669	$132,112	$411,697	$387,142
Other—Ancillary services and strategic initiatives	7,331	10,522	24,181	28,402
	$146,000	$142,634	$435,878	$415,544

Assets by reportable segment were as follows:

	September 30, 2018	December 31, 2017
Segment assets
U.S. dialysis and related lab services (including equity investments of $94,144 and $84,866, respectively)	$12,101,111	$11,776,042
Other—Ancillary services and strategic initiatives (including equity investments of $146,676 and $160,668, respectively)	1,308,892	1,410,509
DMG—Held for sale (including equity investments of $5,060 and $10,321, respectively)	5,947,786	5,761,642
Consolidated assets	$19,357,789	$18,948,193
Expenditures for property and equipment by reportable segment were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
U.S. dialysis and related lab services	$214,728	$207,472	$603,186	$538,620
Other—Ancillary services and strategic initiatives	5,019	9,135	37,191	28,256
DMG—Held for sale	11,935	24,282	65,282	72,953
	$231,682	$240,889	$705,659	$639,829

20.	Changes in DaVita Inc.’s ownership interests in consolidated subsidiaries
The effects of changes in DaVita Inc.’s ownership interests in consolidated subsidiaries on the Company’s equity were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net (loss) income attributable to DaVita Inc.	$(136,796)	$(214,476)	$309,166	$360,222
Changes in paid-in capital for:
Sales of noncontrolling interests	—	—	79	—
Purchases of noncontrolling interests	(5,285)	—	(17,482)	195
Net transfers to noncontrolling interests	(5,285)	—	(17,403)	195
Net (loss) income attributable to DaVita Inc., net of transfers to noncontrolling interests	$(142,081)	$(214,476)	$291,763	$360,417

21.	New accounting standards
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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments in this ASU revise the accounting related to lessee accounting. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for substantially all leases with lease terms in excess of twelve months. The new lease guidance also simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. In July 2018, the FASB issued ASU No. 2018-10, Codification Amendments to Topic 842, and ASU No. 2018-11, which include targeted improvements to the guidance issued in ASU 2016-02. The amendments in these ASUs are effective for the Company beginning on January 1, 2019 and are to be applied through a modified retrospective transition approach for leases existing at, or entered into after, either at the beginning of the earliest comparative period presented in the financial statements or at the adoption date with a cumulative effect adjustment. Early adoption is permitted. The Company has assembled an internal cross-functional lease task force that meets regularly to discuss and evaluate the current lease portfolio and related systems, processes, controls and policy changes necessary. The Company has made progress in gathering the necessary data elements for the lease population and a system provider has been selected, with system configuration and implementation underway. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements and believes it will have a material impact on its consolidated balance sheet but will not have a material impact on its results of operations or liquidity. The Company expects to adopt these ASUs by applying the new guidance on January 1, 2019 and recognizing a cumulative effect adjustment. The Company is currently planning on electing the package of practical expedients to not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs. The Company continues to evaluate other practical expedients available under the guidance as well as the effect that the implementation of this guidance will have on its consolidated financial statements, related disclosures and controls, and ongoing business policies and processes.
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
In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows for the reclassification of certain income tax effects related to the 2017 Tax Act between “Accumulated other comprehensive income” and “Retained earnings.” This ASU relates to the requirement that adjustments to deferred tax liabilities and assets related to a change in tax laws or rates be included in “Income from continuing operations”, even in situations where the related items were

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

originally recognized in “Other comprehensive income” (rather than in “Income from continuing operations”). The amendments in this ASU are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. The Company elected to early adopt this ASU on January 1, 2018 and applied the change in the period of adoption. The adoption of this ASU resulted in the reclassification of an immaterial amount of deferred tax effects from accumulated other comprehensive income to retained earnings via a cumulative change in accounting principle effective January 1, 2018. See Note 14 for more details.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework -Changes to the Disclosure Requirements for Fair Value Measurement. The applicable amendments in this ASU remove requirements for disclosures concerning transfers between fair value measurement Levels 1, 2 and 3 and disclosures concerning valuation processes for Level 3 fair value measurements. The applicable amendments in this ASU also add a requirement to separately disclose the changes in unrealized gains and losses included in other comprehensive income for the reporting period for Level 3 items measured at fair value on a recurring basis, and require disclosure of the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments in this ASU are effective for the Company beginning on January 1, 2020 and its new requirements are to be applied on a prospective basis. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

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

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

Condensed Consolidating Statements of Operations

	DaVita Inc.	Guarantor subsidiaries	Non- Guarantor subsidiaries	Consolidating adjustments	Consolidated total
For the three months ended September 30, 2018
Patient services revenues	$—	$1,810,009	$914,623	$(53,931)	$2,670,701
Provision for uncollectible accounts	—	(8,899)	(3,078)	—	(11,977)
Net patient service revenues	—	1,801,110	911,545	(53,931)	2,658,724
Other revenues	207,968	192,467	36,508	(248,337)	188,606
Total net revenues	207,968	1,993,577	948,053	(302,268)	2,847,330
Operating expenses and charges	205,324	1,817,851	837,385	(302,268)	2,558,292
Operating income	2,644	175,726	110,668	—	289,038
Debt expense	(127,353)	(52,011)	(8,812)	62,249	(125,927)
Other income, net	106,148	2,339	5,982	(110,462)	4,007
Income tax (benefit) expense	(3,536)	47,977	7,606	—	52,047
Equity earnings in subsidiaries	(121,771)	46,972	—	74,799	—
Net (loss) income from continuing operations	(136,796)	125,049	100,232	26,586	115,071
Net loss from discontinued operations, net of tax	—	(246,820)	(13,132)	48,213	(211,739)
Net (loss) income	(136,796)	(121,771)	87,100	74,799	(96,668)
Less: Net income attributable to noncontrolling interests	—	—	—	(40,128)	(40,128)
Net (loss) income attributable to DaVita Inc.	$(136,796)	$(121,771)	$87,100	$34,671	$(136,796)

		Guarantor subsidiaries	Non- Guarantor subsidiaries	Consolidating adjustments	Consolidated total
For the three months ended September 30, 2017	DaVita Inc.
Patient service revenues	$—	$1,710,708	$914,753	$(63,918)	$2,561,543
Provision for uncollectible accounts	—	(82,807)	(42,649)	6,135	(119,321)
Net patient service revenues	—	1,627,901	872,104	(57,783)	2,442,222
Other revenues	189,275	302,193	11,483	(180,102)	322,849
Total net revenues	189,275	1,930,094	883,587	(237,885)	2,765,071
Operating expenses	128,488	1,718,444	760,730	(237,885)	2,369,777
Operating income	60,787	211,650	122,857	—	395,294
Debt expense	(108,453)	(48,622)	(13,017)	60,786	(109,306)
Other income	104,250	819	5,941	(107,614)	3,396
Income tax expense (benefit)	21,199	82,780	(13,433)	—	90,546
Equity earnings in subsidiaries	(249,861)	89,048	—	160,813	—
Net (loss) income from continuing operations	(214,476)	170,115	129,214	113,985	198,838
Net (loss) income from discontinued operations, net of tax	—	(419,976)	2,276	46,828	(370,872)
Net (loss) income	(214,476)	(249,861)	131,490	160,813	(172,034)
Less: Net income attributable to noncontrolling interests	—	—	—	(42,442)	(42,442)
Net (loss) income attributable to DaVita Inc.	$(214,476)	$(249,861)	$131,490	$118,371	$(214,476)

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

	DaVita Inc.	Guarantor subsidiaries	Non- Guarantor subsidiaries	Consolidating adjustments	Consolidated total
For the nine months ended September 30, 2018
Patient service revenues	$—	$5,431,742	$2,699,670	$(151,234)	$7,980,178
Provision for uncollectible accounts	—	(26,430)	(9,408)	—	(35,838)
Net patient service revenues	—	5,405,312	2,690,262	(151,234)	7,944,340
Other revenues	608,850	611,693	150,578	(731,734)	639,387
Total net revenues	608,850	6,017,005	2,840,840	(882,968)	8,583,727
Operating expenses	484,329	5,459,322	2,385,128	(882,968)	7,445,811
Operating income	124,521	557,683	455,712	—	1,137,916
Debt expense	(362,501)	(156,571)	(25,461)	185,398	(359,135)
Other income	315,573	7,718	16,126	(328,834)	10,583
Income tax expense	24,108	136,939	45,605	—	206,652
Equity earnings in subsidiaries	255,681	305,823	—	(561,504)	—
Net income from continuing operations	309,166	577,714	400,772	(704,940)	582,712
Net (loss) income from discontinued operations, net of tax	—	(322,033)	30,768	143,436	(147,829)
Net income	309,166	255,681	431,540	(561,504)	434,883
Less: Net income attributable to noncontrolling interests	—	—	—	(125,717)	(125,717)
Net income attributable to DaVita Inc.	$309,166	$255,681	$431,540	$(687,221)	$309,166

	DaVita Inc.	Guarantor subsidiaries	Non- Guarantor subsidiaries	Consolidating adjustments	Consolidated total
For the nine months ended September 30, 2017
Patient service revenues	$—	$4,895,864	$2,723,764	$(140,690)	$7,478,938
Provision for uncollectible accounts	—	(216,705)	(125,409)	6,135	(335,979)
Net patient service revenues	—	4,679,159	2,598,355	(134,555)	7,142,959
Other revenues	604,246	913,130	43,408	(608,022)	952,762
Total net revenues	604,246	5,592,289	2,641,763	(742,577)	8,095,721
Operating expenses	398,502	4,609,747	2,167,631	(742,577)	6,433,303
Operating income	205,744	982,542	474,132	—	1,662,418
Debt expense	(317,276)	(144,382)	(38,287)	178,308	(321,637)
Other income	306,886	4,991	15,524	(315,221)	12,180
Income tax expense	75,680	389,945	8,501	—	474,126
Equity earnings in subsidiaries	240,548	337,213	—	(577,761)	—
Net income from continuing operations	360,222	790,419	442,868	(714,674)	878,835
Net (loss) income from discontinued operations, net of tax	—	(549,871)	23,999	136,913	(388,959)
Net income	360,222	240,548	466,867	(577,761)	489,876
Less: Net income attributable to noncontrolling interests	—	—	—	(129,654)	(129,654)
Net income attributable to DaVita Inc.	$360,222	$240,548	$466,867	$(707,415)	$360,222

Condensed Consolidating Statements of Comprehensive Income

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

		Guarantor subsidiaries	Non- Guarantor subsidiaries	Consolidating adjustments	Consolidated total
For the three months ended September 30, 2018	DaVita Inc.
Net (loss) income	$(136,796)	$(121,771)	$87,100	$74,799	$(96,668)
Other comprehensive income (loss)	1,643	—	(8,827)	—	(7,184)
Total comprehensive (loss) income	(135,153)	(121,771)	78,273	74,799	(103,852)
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	(40,128)	(40,128)
Comprehensive (loss) income attributable to DaVita Inc.	$(135,153)	$(121,771)	$78,273	$34,671	$(143,980)

		Guarantor subsidiaries	Non- Guarantor subsidiaries	Consolidating adjustments	Consolidated total
For the three months ended September 30, 2017	DaVita Inc.
Net (loss) income	$(214,476)	$(249,861)	$131,490	$160,813	$(172,034)
Other comprehensive income	1,641	—	29,143	—	30,784
Total comprehensive (loss) income	(212,835)	(249,861)	160,633	160,813	(141,250)
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	(42,442)	(42,442)
Comprehensive (loss) income attributable to DaVita Inc.	$(212,835)	$(249,861)	$160,633	$118,371	$(183,692)

		Guarantor subsidiaries	Non- Guarantor subsidiaries	Consolidating adjustments	Consolidated total
For the nine months ended September 30, 2018	DaVita Inc.
Net income	$309,166	$255,681	$431,540	$(561,504)	$434,883
Other comprehensive income (loss)	5,499	—	(39,475)	—	(33,976)
Total comprehensive income	314,665	255,681	392,065	(561,504)	400,907
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	(125,717)	(125,717)
Comprehensive income attributable to DaVita Inc.	$314,665	$255,681	$392,065	$(687,221)	$275,190

		Guarantor subsidiaries	Non- Guarantor subsidiaries	Consolidating adjustments	Consolidated total
For the nine months ended September 30, 2017	DaVita Inc.
Net income	$360,222	$240,548	$466,867	$(577,761)	$489,876
Other comprehensive income	1,571	—	91,546	—	93,117
Total comprehensive income	361,793	240,548	558,413	(577,761)	582,993
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	(129,652)	(129,652)
Comprehensive income attributable to DaVita Inc.	$361,793	$240,548	$558,413	$(707,413)	$453,341

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

Condensed Consolidating Balance Sheets

		Guarantor subsidiaries	Non- Guarantor subsidiaries	Consolidating adjustments	Consolidated total
As of September 30, 2018	DaVita Inc.
Cash and cash equivalents	$296,697	$—	$151,518	$—	$448,215
Restricted cash and equivalents	1,004	11,985	78,951	—	91,940
Accounts receivable, net	—	1,241,147	605,939	—	1,847,086
Other current assets	37,185	467,669	89,620	—	594,474
Current assets held for sale, net	—	4,999,748	948,038	—	5,947,786
Total current assets	334,886	6,720,549	1,874,066	—	8,929,501
Property and equipment, net	466,162	1,563,552	1,245,922	—	3,275,636
Intangible assets, net	176	43,704	53,729	—	97,609
Investments in subsidiaries	10,071,347	3,164,083	—	(13,235,430)	—
Intercompany receivables	3,496,240	—	1,478,557	(4,974,797)	—
Other long-term assets and investments	54,853	86,821	210,710	—	352,384
Goodwill	—	4,778,542	1,924,117	—	6,702,659
Total assets	$14,423,664	$16,357,251	$6,787,101	$(18,210,227)	$19,357,789
Current liabilities	$1,815,234	$1,149,518	$470,731	$—	$3,435,483
Current liabilities held for sale	—	892,548	527,073	—	1,419,621
Intercompany payables	—	3,485,322	1,489,475	(4,974,797)	—
Long-term debt and other long-term liabilities	8,186,683	758,516	463,812	—	9,409,011
Noncontrolling interests subject to put provisions	597,098	—	—	467,314	1,064,412
Total DaVita Inc. shareholders' equity	3,824,649	10,071,347	3,164,083	(13,235,430)	3,824,649
Noncontrolling interests not subject to put provisions	—	—	671,927	(467,314)	204,613
Total equity	3,824,649	10,071,347	3,836,010	(13,702,744)	4,029,262
Total liabilities and equity	$14,423,664	$16,357,251	$6,787,101	$(18,210,227)	$19,357,789

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

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

Condensed Consolidating Statements of Cash Flows

		Guarantor subsidiaries	Non- Guarantor subsidiaries	Consolidating adjustments	Consolidated total
For the nine months ended September 30, 2018	DaVita Inc.
Cash flows from operating activities:
Net income	$309,166	$255,681	$431,540	$(561,504)	$434,883
Changes in operating assets and liabilities and non-cash items included in net income	(235,558)	469,008	152,411	561,504	947,365
Net cash provided by operating activities	73,608	724,689	583,951	—	1,382,248
Cash flows from investing activities:
Additions of property and equipment	(124,585)	(385,765)	(195,309)	—	(705,659)
Acquisitions	—	(18,549)	(94,977)	—	(113,526)
Proceeds from asset and business sales	—	47,025	88,243	—	135,268
Proceeds (purchases) from investment sales and other items, net	32,345	(9,746)	(1)	—	22,598
Net cash used in investing activities	(92,240)	(367,035)	(202,044)	—	(661,319)
Cash flows from financing activities:
Long-term debt and related financing costs, net	866,537	(9,135)	(11,566)	—	845,836
Intercompany borrowing (payments)	454,410	(217,518)	(236,892)	—	—
Other items	(1,154,921)	(94,281)	(19,973)	—	(1,269,175)
Net cash provided by (used in) financing activities	166,026	(320,934)	(268,431)	—	(423,339)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	(5,790)	—	(5,790)
Net increase in cash, cash equivalents and restricted cash	147,394	36,720	107,686	—	291,800
Less: Net increase in cash, cash equivalents and restricted cash from discontinued operations	—	34,119	236,446	—	270,565
Net increase (decrease) in cash, cash equivalents and restricted cash from continuing operations	147,394	2,601	(128,760)	—	21,235
Cash, cash equivalents and restricted cash of continuing operations at beginning of the year	150,307	9,384	359,229	—	518,920
Cash, cash equivalents and restricted cash of continuing operations at end of the period	$297,701	$11,985	$230,469	$—	$540,155

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

		Guarantor subsidiaries	Non- Guarantor subsidiaries	Consolidating adjustments	Consolidated total
For the nine months ended September 30, 2017	DaVita Inc.
Cash flows from operating activities:
Net income	$360,222	$240,548	$466,867	$(577,761)	$489,876
Changes in operating assets and liabilities and non-cash items included in net income	(282,651)	585,836	197,328	577,761	1,078,274
Net cash provided by operating activities	77,571	826,384	664,195	—	1,568,150
Cash flows from investing activities:
Additions of property and equipment	(94,385)	(305,261)	(240,183)	—	(639,829)
Acquisitions	—	(627,324)	(99,214)	—	(726,538)
Proceeds from asset and business sales	—	90,533	1,996	—	92,529
Proceeds (purchases) from investment sales and other items, net	123,894	(4,788)	49,183	—	168,289
Net cash provided by (used in) investing activities	29,509	(846,840)	(288,218)	—	(1,105,549)
Cash flows from financing activities:
Long-term debt and related financing costs, net	(92,721)	(10,394)	(5,348)	—	(108,463)
Intercompany borrowing (payments)	188,977	(7,968)	(181,009)	—	—
Other items	(305,630)	(1,432)	(114,307)	—	(421,369)
Net cash used in financing activities	(209,374)	(19,794)	(300,664)	—	(529,832)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	5,449	—	5,449
Net decrease in cash, cash equivalents and restricted cash	(102,294)	(40,250)	80,762	—	(61,782)
Less: Net increase (decrease) in cash, cash equivalents and restricted cash from discontinued operations	—	(41,934)	124,628	—	82,694
Net increase (decrease) in cash, cash equivalents and restricted cash from continuing operations	(102,294)	1,684	(43,866)	—	(144,476)
Cash, cash equivalents and restricted cash of continuing operations at beginning of the year	549,921	8,687	124,855	—	683,463
Cash, cash equivalents and restricted cash of continuing operations at end of the period	$447,627	$10,371	$80,989	$—	$538,987

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

23.	Supplemental data
The following information is presented as supplemental data as required by the indentures governing the Company’s senior notes.
Condensed Consolidating Statements of Income

	Consolidated Total	Physician Groups	Unrestricted Subsidiaries	Company and Restricted Subsidiaries(1)
For the nine months ended September 30, 2018
Patient service operating revenues	$7,980,178	$—	$—	$7,980,178
Provision for uncollectible accounts	(35,838)	—	—	(35,838)
Net patient service operating revenues	7,944,340	—	—	7,944,340
Other revenues	639,387	—	—	639,387
Total net operating revenues	8,583,727	—	—	8,583,727
Operating expenses	7,445,811	—	—	7,445,811
Operating income	1,137,916	—	—	1,137,916
Debt expense, including refinancing charges	(359,135)	—	—	(359,135)
Other income	10,583	—	—	10,583
Income tax expense	206,652	—	—	206,652
Net income from continuing operations	582,712	—	—	582,712
Net (loss) income from discontinued operations, net of tax	(147,829)	20,773	298	(168,900)
Net income	434,883	20,773	298	413,812
Less: Net income attributable to noncontrolling interests	(125,717)	(6,961)	—	(118,756)
Net income attributable to DaVita Inc.	$309,166	$13,812	$298	$295,056

(1)	After elimination of the unrestricted subsidiaries and the physician groups.

Condensed Consolidating Statements of Comprehensive Income

	Consolidated Total	Physician Groups	Unrestricted Subsidiaries	Company and Restricted Subsidiaries(1)
For the nine months ended September 30, 2018
Net income	$434,883	$20,773	$298	$413,812
Other comprehensive loss	(33,976)	—	—	(33,976)
Total comprehensive income	400,907	20,773	298	379,836
Less: Comprehensive income attributable to the noncontrolling interests	(125,717)	(6,961)	—	(118,756)
Comprehensive income attributable to DaVita Inc.	$275,190	$13,812	$298	$261,080

(1)	After elimination of the unrestricted subsidiaries and the physician groups.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

Condensed Consolidating Balance Sheets

	Consolidated Total	Physician Groups	Unrestricted Subsidiaries	Company and Restricted Subsidiaries(1)
As of September 30, 2018
Cash and cash equivalents	$448,215	$—	$—	$448,215
Restricted cash and equivalents	91,940	—	—	91,940
Accounts receivable, net	1,847,086	—	—	1,847,086
Other current assets	594,474	—	—	594,474
Current assets held for sale, net	5,947,786	567,216	3,031	5,377,539
Total current assets	8,929,501	567,216	3,031	8,359,254
Property and equipment, net	3,275,636	—	—	3,275,636
Amortizable intangibles, net	97,609	—	—	97,609
Other long-term assets	352,384	—	—	352,384
Goodwill	6,702,659	—	—	6,702,659
Total assets	$19,357,789	$567,216	$3,031	$18,787,542
Current liabilities	$3,435,483	$—	$—	$3,435,483
Current liabilities held for sale	1,419,621	350,640	—	1,068,981
Payables to parent	—	78,496	3,031	(81,527)
Long-term debt and other long-term liabilities	9,409,011	—	—	9,409,011
Noncontrolling interests subject to put provisions	1,064,412	—	—	1,064,412
Total DaVita Inc. shareholders’ equity	3,824,649	138,080	—	3,686,569
Noncontrolling interests not subject to put provisions	204,613	—	—	204,613
Shareholders’ equity	4,029,262	138,080	—	3,891,182
Total liabilities and shareholder’s equity	$19,357,789	$567,216	$3,031	$18,787,542

(1)	After elimination of the unrestricted subsidiaries and the physician groups.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

Condensed Consolidating Statements of Cash Flows

	Consolidated Total	Physician Groups	Unrestricted Subsidiaries	Company and Restricted Subsidiaries(1)
For the nine months ended September 30, 2018
Cash flows from operating activities:
Net income	$434,883	$20,773	$298	$413,812
Changes in operating and intercompany assets and liabilities and non-cash items included in net income	947,365	77,229	(298)	870,434
Net cash provided by operating activities	1,382,248	98,002	—	1,284,246
Cash flows from investing activities:
Additions of property and equipment	(705,659)	(2,575)	—	(703,084)
Acquisitions	(113,526)	—	—	(113,526)
Proceeds from asset and business sales	135,268	—	—	135,268
Investments and other items	22,598	(1)	—	22,599
Net cash used in investing activities	(661,319)	(2,576)	—	(658,743)
Cash flows from financing activities:
Long-term debt	845,836	—	—	845,836
Intercompany	—	77,286	—	(77,286)
Other items	(1,269,175)	—	—	(1,269,175)
Net cash (used in) provided by financing activities	(423,339)	77,286	—	(500,625)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5,790)	—	—	(5,790)
Net increase in cash, cash equivalents and restricted cash	291,800	172,712	—	119,088
Less: Net increase in cash, cash equivalents and restricted cash from discontinued operations	270,565	172,712	—	97,853
Net increase in cash, cash equivalents and restricted cash from continuing operations	21,235	—	—	21,235
Cash, cash equivalents and restricted cash of continuing operations at beginning of the year	518,920	—	—	518,920
Cash, cash equivalents and restricted cash of continuing operations at end of the period	$540,155	$—	$—	$540,155

(1)	After elimination of the unrestricted subsidiaries and the physician groups.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-looking statements
This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that are forward-looking statements within the meaning of the federal securities laws. All statements that do not concern historical facts are forward-looking statements and include, among other things, statements about our expectations, beliefs, intentions and/or strategies for the future. Without limiting the foregoing, statements including the words "expect," "intend," "will," "plan," "anticipate," "believe," "we are confident that," "forecast," "guidance," "outlook," "goals," and similar expressions are intended to identify forward-looking statements. These forward-looking statements may include statements regarding our future operations, financial condition and prospects, such as expectations for treatment growth rates, revenue per treatment, expense growth, levels of the provision for uncollectible accounts receivable, operating income, cash flow, operating cash flow, earnings per share, estimated tax rates, estimated charges and accruals, capital expenditures, the development of new dialysis centers and dialysis center acquisitions, government and commercial payment rates, revenue estimating risk, the impact of our level of indebtedness on our financial performance, our stock repurchase program, and the pending DMG sale transaction. These statements involve substantial known and unknown risks and uncertainties that could cause our actual results to differ materially from those described in the forward-looking statements, including risks resulting from the concentration of profits generated by higher-paying commercial payor plans for which there is continued downward pressure on average realized payment rates, and a reduction in the number of patients under such plans, including as a result of restrictions or prohibitions on the use and/or availability of charitable premium assistance, which may result in the loss of revenues or patients, or our making incorrect assumptions about how our patients will respond to any change in financial assistance from charitable organizations; the extent to which the ongoing implementation of healthcare exchanges or changes in or new legislation, regulations or guidance, or enforcement thereof, including among other things those regarding the exchanges, results in a reduction in reimbursement rates for our services from and/or the number of patients enrolled in higher-paying commercial plans; a reduction in government payment rates under the Medicare End Stage Renal Disease program or other government-based programs; the impact of the Medicare Advantage benchmark structure; risks arising from potential and proposed federal and/or state legislation, regulation or ballot or other initiatives, including healthcare-related and labor-related legislation, regulation or ballot or other initiatives; the impact of the changing political environment and related developments on the current health care marketplace and on our business, including with respect to the future of the Affordable Care Act, the exchanges and many other core aspects of the current health care marketplace; uncertainties related to the impact of federal tax reform legislation; changes in pharmaceutical practice patterns, reimbursement and payment policies and processes, or pharmaceutical pricing, including with respect to calcimimetics; legal compliance risks, such as our continued compliance with complex government regulations and the provisions of our current Corporate Integrity Agreement (CIA) and current or potential investigations by various government entities and related government or private party proceedings, and restrictions on our business and operations required by our CIA and other current or potential settlement terms and the financial impact thereof and our ability to recover any losses related to such legal matters from third parties; continued increased competition from dialysis providers and others, and other potential marketplace changes; our ability to reduce administrative expenses while maintaining targeted levels of service and operating performance, including our ability to achieve anticipated savings from our recent restructurings; our ability to maintain contracts with physician medical directors, changing affiliation models for physicians, and the emergence of new models of care introduced by the government or private sector that may erode our patient base and reimbursement rates, such as accountable care organizations (ACOs), independent practice associations (IPAs) and integrated delivery systems; our ability to complete acquisitions, mergers or dispositions that we might announce or be considering, on terms favorable to us or at all, or to integrate and successfully operate any business we may acquire or have acquired, or to successfully expand our operations and services in markets outside the United States, or to businesses outside of dialysis; noncompliance by us or our business associates with any privacy laws or any security breach by us or a third party involving the misappropriation, loss or other unauthorized use or disclosure of confidential information; the variability of our cash flows; the risk that we may not be able to generate sufficient cash in the future to service our indebtedness or to fund our other liquidity needs, and the risk that we may not be able to refinance our indebtedness as it becomes due; factors that may impact our ability to repurchase stock under our stock repurchase program and the timing of any such stock repurchases, including market conditions, the price of our common stock, our cash flow position, borrowing capacity and leverage ratios, and legal, regulatory and contractual requirements; the risk that we might invest material amounts of capital and incur significant costs in connection with the growth and development of our international operations, yet we might not be able to operate them profitably anytime soon, if at all; risks arising from the use of accounting estimates, judgments and interpretations in our financial statements; impairment of our goodwill, investments or other assets; the risks and uncertainties associated with the timing, conditions and receipt of regulatory approvals and satisfaction of other closing conditions of the DMG sale transaction and continued disruption in connection with the DMG sale transaction making it more difficult to maintain business and operational relationships; risks and uncertainties related to our ability to complete the DMG sale transaction on the terms set forth in the equity purchase agreement or at all; uncertainties related to our liquidity following the close of the DMG sale transaction and our planned subsequent entry into new external financing arrangements, which may be less than we anticipate; uncertainties related to our use of the proceeds from the DMG sale transaction and other available funds, including external financing and cash flow from operations, which may be used in ways that may not improve our results of operations or enhance the value of our common stock; risks related to certain contractual restrictions on the conduct of DMG's business while the DMG sale transaction is pending and certain post-closing contractual obligations; the risk that laws regulating the corporate practice of medicine could restrict the manner in which DMG conducts its business; the risk that the cost of providing services under DMG’s agreements may exceed our compensation; the risk that any reductions in reimbursement rates, including Medicare Advantage rates, and future regulations may negatively impact DMG’s business, revenue and profitability; the risk that DMG may not be able to successfully establish a presence in new geographic regions or successfully address competitive threats that could reduce its profitability; the risk that a disruption in DMG’s healthcare provider networks could have an adverse effect on DMG’s business operations and profitability; the risk that reductions in the quality ratings of health plans DMG serves or healthcare services that DMG provides could have an adverse effect on DMG’s business; the risk that health plans that acquire health maintenance organizations may not be willing to contract with DMG or may be willing to contract only on less favorable terms; and the other risk factors set forth in Part II, Item 1A. of this Quarterly Report on Form 10-Q. We base our forward-looking statements on information currently available to us, and we undertake no obligation to update or revise any forward-looking statements, whether as a result of changes in underlying factors, new information, future events or otherwise.
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
In December 2017, we entered into an equity purchase agreement to sell our DMG division to Collaborative Care Holdings, LLC (Optum), a subsidiary of UnitedHealth Group Inc., subject to receipt of required regulatory approvals and other customary closing conditions. As a result of this pending transaction, the DMG business has been classified as held for sale and its results of operations are reported as discontinued operations for all periods presented and DMG is not included below in this Management's Discussion and Analysis.
The following table is a summary of our consolidated operating results for the third quarter of 2018 compared with the prior quarter and the same quarter of 2017:

	Three months ended						Nine months ended
	September 30, 2018		June 30, 2018		September 30, 2017		September 30, 2018		September 30, 2017

Revenues:(1)
Dialysis and related lab patient service revenues	$2,671		$2,718		$2,562		$7,980		$7,479
Provision for uncollectible accounts	(12)		(49)		(119)		(36)		(336)
Net dialysis and related lab patient service revenues	2,659		2,669		2,442		7,944		7,143
Other revenues	189		218		323		639		953
Total consolidated revenues	2,847	100%	2,887	100%	2,765	100%	8,584	100%	8,096	100%
Operating expenses and charges:
Patient care costs	2,064	72%	2,069	72%	1,952	71%	6,168	72%	5,698	70%
General and administrative	336	12%	264	9%	273	10%	867	10%	799	10%
Depreciation and amortization	146	5%	147	5%	143	5%	436	5%	416	5%
Equity investment loss (income)	4	—%	(10)	—%	5	—%	(6)	—%	5	—%
Provision for uncollectible accounts	1	—%	(2)	—%	(3)	—%	(7)	—%	(1)	—%
Investment and other asset impairments	6	—%	11	—%	—	—%	17	—%	15	—%
Goodwill impairment charges	—	—%	3	—%	—	—%	3	—%	35	—%
Loss (gain) on changes in ownership interests, net	2	—%	(34)	(1)%	—	—%	(32)	—%	(6)	—%
Gain on settlement, net	—	—%	—	—%	—	—%	—	—%	(527)	(7)%
Total operating expenses and charges	2,558	90%	2,449	85%	2,370	86%	7,446	87%	6,433	79%
Operating income	$289	10%	$438	15%	$395	14%	$1,138	13%	$1,662	21%
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

The following table summarizes our consolidated revenues among our reportable segments:

	Three months ended			Nine months ended
	September 30, 2018	June 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	(dollars in millions)
Revenues:(1)
U.S. dialysis and related lab services patient service revenues	$2,585	$2,633	$2,484	$7,725	$7,286
Provision for uncollectible accounts	(13)	(49)	(118)	(37)	(334)
U.S. dialysis and related lab services net patient service revenues	2,572	2,583	2,366	7,688	6,952
Other revenues	5	5	5	15	15
Total U.S. dialysis and related lab services revenues	2,577	2,588	2,370	7,703	6,967
Other—Ancillary services and strategic initiatives other revenues	192	222	324	652	956
Other—Ancillary services and strategic initiatives patient service revenues, net	112	106	90	320	230
Total other—ancillary services and strategic initiatives revenues	304	328	414	972	1,186
Elimination of intersegment revenues	(34)	(29)	(19)	(92)	(57)
Consolidated revenues	$2,847	$2,887	$2,765	$8,584	$8,096
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

The following table summarizes consolidated operating income and adjusted consolidated operating income:

	Three months ended			Nine months ended
	September 30, 2018	June 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	(dollars in millions)
Operating income (loss):
U.S. dialysis and related lab services	$390	$449	$443	$1,273	$1,838
Other—Ancillary services and strategic initiatives	(60)	3	(37)	(64)	(143)
Corporate administrative support	(41)	(14)	(11)	(71)	(33)
Total consolidated operating income	$289	$438	$395	$1,138	$1,662
Reconciliation of non-GAAP measures:
Goodwill impairment charges	$—	$3	$—	$3	$35
Equity investment loss related to APAC JV goodwill impairment	6	—	6	6	6
Impairment of assets	6	11	—	17	15
Restructuring charges	11	—	3	11	3
Gain on settlement, net	—	—	—	—	(527)
Equity investment income related to gain on settlement	—	—	—	—	(3)
Loss (gain) on changes in ownership interests, net	2	(34)	—	(32)	(6)
Adjusted consolidated operating income(1)	$314	$419	$404	$1,143	$1,185
Certain columns or rows may not sum or recalculate due to the use of rounded numbers.

(1)
For the periods presented in the table above adjusted operating income is defined as operating income before certain items which we do not believe are indicative of ordinary results, including goodwill impairment charges, other asset impairments, restructuring charges, a net settlement gain and net loss (gain) on changes in ownership interests. Adjusted operating income as so defined is a non-GAAP measure and is not intended as a substitute for GAAP operating income. We have presented these adjusted amounts because management believes that these presentations enhance a user’s understanding of our normal consolidated operating income by excluding certain items which we do not believe are indicative of our ordinary results of operations. As a result, adjusting for these amounts allows for comparison to our normalized prior period results.

Consolidated revenues
Consolidated revenues for the third quarter of 2018 decreased by approximately $40 million, or 1.4%, as compared to the second quarter of 2018. This decrease was due to a decrease in our U.S. dialysis and related lab services revenues of approximately $11 million, primarily due to a decrease in revenue per treatment related to the administration of calcimimetics and a decrease in Medicare bad debt revenue, as discussed below, partially offset by volume growth from additional treatments. Consolidated revenues were also impacted by a decrease of $24 million in our ancillary services and strategic initiatives revenues, primarily due to a decline in volume in our pharmaceutical business and the sale of our direct primary care business in the second quarter of 2018, partially offset by an increase in VillageHealth revenues from special needs plans and an increase in revenues from our international operations, as described below.
Consolidated revenues for the third quarter of 2018 increased by approximately $82 million, or 3.0%, as compared to the third quarter of 2017. This increase was primarily driven by our U.S. dialysis and related lab services revenues, which increased by approximately $207 million due to the administration of calcimimetics and volume growth from additional treatments, as described below. This increase in consolidated revenues was partially offset by a decrease of approximately $110 million in our ancillary services and strategic initiatives revenues, primarily due to a decline in volume in our pharmaceutical business due to the changes in calcimimetics reimbursement, as discussed below. Ancillary services and strategic initiatives net revenues were favorably impacted by increases in revenues from international expansion and increases in VillageHealth revenues from special needs plans, as described below.
Consolidated revenues for the nine months ended September 30, 2018 increased by approximately $488 million, or 6.0%, as compared to the same period in 2017. This increase was primarily driven by the increase in our U.S. dialysis and related lab services revenues, which increased by approximately $736 million, primarily due to the administration of calcimimetics, an increase in Medicare bad debt revenue, and volume growth from additional treatments, as described below. This increase in consolidated revenues was partially offset by a decrease of approximately $214 million in our ancillary services and strategic initiatives revenues, which was driven by a decline in volume in our pharmaceutical business due to the changes in reimbursement for calcimimetics. Ancillary services and strategic initiatives net revenues were favorably impacted by increases in revenues from international expansion, increases in VillageHealth revenues from special needs plans, and an increase in shared savings recognized at DaVita Health Solutions, as described below.
Effective January 1, 2018, both oral and IV forms of calcimimetics, a drug class taken by many patients with ESRD to treat mineral bone disorder, became the financial responsibility of our U.S. dialysis and lab services business for our Medicare patients and are now reimbursed under Medicare Part B. During an initial pass-through period, Medicare payment for calcimimetics will be based on a pass-through rate of the average sales price plus approximately 4%. CMS has stated intentions to enter calcimimetics into the ESRD bundle two years after transitioning to Part B. Previously, calcimimetics were reimbursed for Medicare patients through Part D once dispensed from traditional pharmacies, including DaVita Rx.
Consolidated operating income
Consolidated operating results for the third quarter of 2018, which included restructuring charges of $11 million and other asset impairment charges of $6 million related to our pharmacy business, an equity investment loss related to APAC JV goodwill impairment of $6 million, and a loss on changes in ownership interests of $2 million, decreased by approximately $149 million as compared to the second quarter of 2018, which included a net gain on changes in ownership interests of $34 million, other asset impairment charges of $11 million, and a goodwill impairment charge of $3 million. Excluding these items, adjusted consolidated operating income for the third quarter of 2018 decreased by $105 million due to a decrease in U.S. dialysis and related lab services operating income of $59 million, an increase in expenses in our corporate administrative support of $27 million and an increase in adjusted operating losses in our ancillary and strategic initiatives of $18 million, as discussed below.
Consolidated operating results for the third quarter of 2018, which included restructuring charges of $11 million and other asset impairment charges of $6 million related to our pharmacy business, an equity investment loss related to APAC JV goodwill impairment of $6 million, and a loss on changes in ownership interests of $2 million, decreased by $106 million as compared to the third quarter in 2017, which included an equity investment loss of $6 million for goodwill impairments at our APAC JV and restructuring charges related to our international business of $3 million. Excluding these items from their respective periods, adjusted consolidated operating income for the third quarter of 2018 decreased by $90 million due to a decrease in operating income in U.S. dialysis and related lab services of $53 million, an increase in expenses in our corporate administrative support of $30 million, and an increase in adjusted operating losses in our ancillary and strategic initiatives of $7 million, as described below.
Consolidated operating results for the nine months ended September 30, 2018, which included a net gain on changes in ownership interests of $32 million, other asset impairment charges of $17 million and restructuring charges of $11 million related to our pharmacy business, an equity investment loss related to APAC JV goodwill impairment of $6 million and a goodwill impairment charge of $3 million, decreased by $524 million as compared to the same period in 2017, which included goodwill impairment charges of $35 million related to our vascular access reporting unit, an equity investment loss of $6 million for goodwill impairments at our APAC JV, an asset impairment of $15 million related to the restructuring of our pharmacy business, a net gain on a settlement with the U.S. Department of Veterans Affairs (VA) of $530 million, restructuring charges related to our international business of $3 million, and an adjustment to the gain on the APAC JV ownership change of $6 million. Excluding these items from their respective periods, adjusted consolidated operating income for the nine months ended September 30, 2018 decreased by $42 million due to a decrease in adjusted operating income in U.S. dialysis and related lab services of $35 million and an increase in expenses in our corporate administrative support of $38 million, partially offset by a decrease in adjusted operating losses in our ancillary and strategic initiatives of $31 million, as described below.

U.S. dialysis and related lab services business
Results of operations

	Three months ended			Nine months ended
	September 30, 2018	June 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	(dollars in millions, except per treatment data)
Revenues:(1)
U.S. dialysis and related lab services patient service revenues	$2,585	$2,633	$2,484	$7,725	$7,286
Provision for uncollectible accounts	(13)	(49)	(118)	(37)	(334)
U.S. dialysis and related lab services net patient service revenues	2,572	2,583	2,366	7,688	6,952
Other revenues	5	5	5	15	15
Total U.S. dialysis and related lab services revenues	2,577	2,588	2,370	7,703	6,967
Operating expenses and charges:
Patient care costs	1,819	1,810	1,607	5,408	4,715
General and administrative	233	196	197	626	574
Depreciation and amortization	139	138	132	412	387
Equity investment income	(4)	(6)	(8)	(15)	(20)
Gain on settlement, net	—	—	—	—	(527)
Total operating expenses and charges	2,187	2,139	1,928	6,430	5,129
Operating income	$390	$449	$443	$1,273	$1,838
Reconciliation of non-GAAP measures:
Gain on settlement, net	—	—	—	—	(527)
Equity investment income related to gain on settlement	—	—	—	—	(3)
Adjusted operating income(2)	$390	$449	$443	$1,273	$1,308
Dialysis treatments	7,377,277	7,331,590	7,186,280	21,882,892	21,026,558
Average dialysis treatments per treatment day	94,580	93,995	90,966	93,717	89,857
Average dialysis and related lab services net revenue per treatment	$348.62	$352.37	$329.19	$351.33	$330.63
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

Revenues
Dialysis and related lab services’ revenues for the third quarter of 2018 decreased by approximately $11 million, or 0.4%, as compared to the second quarter of 2018. The decrease in dialysis and related lab services’ revenues was principally due to a decrease in our average net revenue per treatment of approximately $4, partially offset by volume growth from additional treatments due to acquired and non-acquired growth. The decrease in our average net revenue per treatment was primarily due to a decrease in revenue related to the administration of calcimimetics and a decrease in Medicare bad debt revenue. The second quarter of 2018 benefited from the recognition of $12 million in Medicare bad debt revenue due to a policy election made under the new revenue standard (described in footnote 1 in the table above) to continue to apply the old guidance to contracts that were substantially completed as of December 31, 2017. We did not recognize any benefit from this election in the third quarter of 2018. These decreases in revenues were partially offset by increases in reimbursement rates.
Dialysis and related lab services’ revenues for the third quarter of 2018 increased by approximately $207 million, or 8.7%, as compared to the third quarter of 2017. The increase in net revenues was principally due to an increase in our average dialysis net revenue per treatment of approximately $19 and volume growth from additional treatments. The increase in revenue per treatment was primarily related to the administration of calcimimetics, as discussed above. The increase in the number of treatments was primarily attributable to acquired and non-acquired treatment growth, partially offset by one less treatment day during the third quarter of 2018 as compared to the third quarter of 2017.
Dialysis and related lab services’ revenues for the nine months ended September 30, 2018 increased by approximately $736 million, or 10.6%, as compared to the same period in 2017. The increase in net revenues was principally due to an increase in our average dialysis net revenue per treatment of approximately $21 and volume growth from additional treatments. This increase in revenue per treatment was primarily related to the administration of calcimimetics, as discussed above, as well as an increase in Medicare bad debt revenue of $36 million due to a policy election made under the new revenue standard, described above. The increase in the number of treatments was primarily attributable to acquired and non-acquired treatment growth, partially offset by approximately one half less treatment day during the nine months ended September 30, 2018 as compared to the same period in 2017.
In November 2018, CMS issued a final rule to update the ESRD Prospective Payment System (PPS), which will increase dialysis facilities’ bundled payment rate by 1.6% in 2019 relative to the 2018 bundled payment rate. CMS projects in the final rule that the 2019 ESRD PPS will (i) increase the total payments to all ESRD facilities by 1.6%; (ii) increase total payments to hospital-based ESRD facilities by 1.7%; and (iii) increase total payments for freestanding facilities by 1.6% in 2019 compared to 2018. According to CMS, under the final rule, the agency expects to pay approximately $10.5 billion for costs associated with furnishing chronic maintenance dialysis services.
Operating expenses and charges
Patient care costs. Dialysis and related lab services’ patient care costs of approximately $247 per treatment for the third quarter of 2018 were flat as compared to the second quarter of 2018. Labor and benefits costs increased in the third quarter of 2018 compared to the second quarter of 2018, offset by decreases in pharmaceutical costs due to a decrease in calcimimetics and other drug intensities, professional fees, insurance costs and travel expenses.
Dialysis and related lab services’ patient care costs per treatment for the third quarter of 2018 increased by approximately $23 per treatment as compared to the third quarter of 2017. The increase was primarily related to the administration of calcimimetics, an increase in labor and benefits costs including the 401(k) matching program that began in 2018, as well as an increase in other direct operating expenses associated with our dialysis centers. These increases were partially offset by a decrease in other pharmaceutical costs.
Dialysis and related lab services’ patient care costs of approximately $247 per treatment for the nine months ended September 30, 2018 increased by approximately $23 per treatment as compared to the same period in 2017. The increase was primarily related to the administration of calcimimetics, an increase in labor and benefits costs related to headcount increases and the 401(k) matching program that began in 2018, as well as an increase in other direct operating expenses associated with our dialysis centers. These increases were partially offset by a decrease in other pharmaceutical costs and intensities.
General and administrative expenses. Dialysis and related lab services’ general and administrative expenses were approximately $233 million in the third quarter of 2018 and $196 million in the second quarter of 2018. General and administrative expenses increased primarily due to increases in advocacy costs and consulting fees, partially offset by a decrease in asset impairments related to expected center closures. The increase in advocacy spending was primarily due to our efforts to oppose legislative and ballot initiatives in California and Ohio. We continue to expect advocacy spending, including in the fourth quarter of 2018.
Dialysis and related lab services’ general and administrative expenses for the third quarter of 2018 increased by approximately $36 million as compared to the third quarter of 2017. This increase was primarily due to increases in advocacy costs, as described above, benefit costs related to the 401(k) matching program that began in 2018, and travel expenses, partially offset by decreases in labor costs and professional fees.
Dialysis and related lab services’ general and administrative expenses of approximately $626 million for the nine months ended September 30, 2018 increased by approximately $52 million as compared to the same period in 2017. This increase was primarily due to increases in advocacy costs, as described above, benefit costs related to the 401(k) matching program that began in 2018, and occupancy costs, partially offset by decreases in consulting fees and labor costs.
Depreciation and amortization. Depreciation and amortization for dialysis and related lab services was approximately $139 million for the third quarter of 2018, $138 million for the second quarter of 2018, and $132 million for the third quarter of 2017. The increase in depreciation and amortization in the third quarter of 2018 as compared to the second quarter of 2018 and the third quarter of 2017 was primarily due to growth in newly developed centers and acquired centers.
Depreciation and amortization for dialysis and related lab services was approximately $412 million for the nine months ended September 30, 2018 as compared to $387 million for the same period in 2017. The increase was primarily due to the same factors as described above.
Equity investment income. Equity investment income for dialysis and related lab services was approximately $4 million for the third quarter of 2018, $6 million for the second quarter of 2018 and $8 million for the third quarter of 2017. Equity investment income for the third quarter of 2018 decreased by approximately $2 million and $4 million as compared to the second quarter of 2018 and the third quarter of 2017, respectively, primarily due to a decline in our results at certain nonconsolidated joint ventures.
Equity investment income for dialysis and related lab services was approximately $15 million for the nine months ended September 30, 2018 as compared to $20 million for the same period in 2017. The decrease was primarily due to income recognized at our nonconsolidated joint ventures in the nine months ended September 30, 2017 related to the gain on the settlement with the VA, as discussed below.
Gain on settlement, net. During the nine months ended September 30, 2017, we reached an agreement with the government for amounts owed to us for dialysis services provided from 2005 through 2011 to patients covered by the VA. As a result of this settlement we recognized a one-time net gain of $527 million, as well as equity investment income of $3 million for our share of the settlement income recognized by our nonconsolidated joint ventures. As a result, the total effect of this settlement on our operating income was an increase of $530 million.
Segment operating income
Dialysis and related lab services’ operating income for the third quarter of 2018 decreased by approximately $59 million as compared to the second quarter of 2018. Operating income decreased due to an increase in advocacy costs, labor and benefits costs, and consulting costs, as well as a decrease in our average net revenue per treatment. This decrease was partially offset by an increase in the number of treatments in the third quarter of 2018 and decreases in pharmaceutical costs, insurance costs, and travel expenses, as discussed above.
Dialysis and related lab services’ operating income for the third quarter of 2018 decreased by approximately $53 million as compared to the third quarter of 2017. This decrease in operating income was principally due to one less treatment day during the third quarter of 2018 as compared to the third quarter of 2017, increases in advocacy costs and labor and benefits costs, including the 401(k) matching program, as well as an increase in travel expenses and in other direct operating expenses associated with our dialysis centers, as discussed above. Operating income benefited from an increase in our average dialysis net revenue per treatment, primarily related to the administration of calcimimetics, volume growth from additional treatments, and a decrease in professional fees.
Dialysis and related lab services’ operating income for the nine months ended September 30, 2018 decreased by approximately $565 million as compared to the same period in 2017, which included a net gain on settlement of $530 million. Excluding this item from the nine months ended September 30, 2017, dialysis and lab services' adjusted operating income for the nine months ended September 30, 2018 decreased by approximately $35 million as compared to the nine months ended September 30, 2017. This decrease in adjusted operating income was due to an increase in advocacy costs as well as increases in labor and benefits costs, including the 401(k) matching program, occupancy costs, and in other direct operating expenses associated with our dialysis centers, as discussed above. Adjusted operating income was also negatively impacted by a decrease of one half treatment day in the nine months ended September 30, 2018. Adjusted operating income benefited from an increase in our average dialysis net revenue per treatment related to the administration of calcimimetics, volume growth from additional treatments, reduced pharmaceutical costs and intensity, and decreases in consulting fees.
Other—Ancillary services and strategic initiatives business
Our other operations include ancillary services and strategic initiatives, which are primarily aligned with our U.S. dialysis and related lab services business, along with our international dialysis operations. As of September 30, 2018, these consisted primarily of pharmacy services, disease management services, vascular access services, clinical research programs, physician services, ESRD seamless care organizations, and comprehensive care as well as our international operations. Our ancillary services and strategic initiatives generated approximately $304 million in revenues for the third quarter of 2018, representing approximately 10.4% of our consolidated revenues. We expect to add additional service offerings to our business and pursue additional strategic initiatives in the future as circumstances warrant, which could include healthcare services not related to dialysis.
Any significant change in market conditions or business performance, or in the political, legislative or regulatory environment, may impact the economic viability of any of our strategic initiatives. If any of our ancillary services or strategic initiatives, such as our international operations, are unsuccessful, it would have a negative impact on our business, results of operations and financial condition, and we may determine to exit the line of business. We could incur significant termination costs if we were to exit certain of these lines of business. In addition, we may incur a material write-off or an impairment of our investment, including goodwill, in one or more of our ancillary services or strategic initiatives. In that regard, we have incurred, and may in the future incur, impairment and restructuring charges in addition to those described below related to our ancillary services and strategic initiatives.
Recent changes in the oral pharmacy space, including reimbursement rate pressures, have negatively affected the economics of our pharmacy services business. As a result, we are transitioning the customer service and fulfillment functions of this business to third parties and are winding down our distribution operation, which will result in a decline in revenues and costs. In the third quarter of 2018, we recognized restructuring charges of $11 million and incurred $6 million related to impairment of assets, in addition to the $11 million we incurred related to impairment of assets in the second quarter of 2018 related to this plan. We expect to continue to incur losses for these operations as we continue the transition and wind-down in the fourth quarter of 2018. We do not expect the net financial impact of this plan to be material.
In connection with our previously announced capital allocation strategy, in 2018, we plan to continue our evaluation of strategic alternatives for various assets in our portfolio. The second quarter 2018 sale (described below) of Paladina Health, our direct primary care business, was a result of the implementation of this strategy.
As of September 30, 2018, we provided dialysis and administrative services to a total of 251 outpatient dialysis centers located in 10 countries outside of the United States. The total net revenues generated from our international operations are provided below.

The following table reflects the results of operations for our ancillary services and strategic initiatives:

	Three months ended			Nine months ended
	September 30, 2018	June 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	(dollars in millions)
U.S. revenues:(1)
Other revenues	$191	$221	$323	$649	$952
Total	191	221	323	649	952
International revenues:(1)
Dialysis patient service revenues	112	106	90	320	230
Other revenues	1	1	1	3	4
Total	113	107	91	324	233
Total net revenues(1)	$304	$328	$414	$972	$1,186
Operating expenses and charges:
Operating and other general expenses	$357	$345	$451	$1,049	$1,285
Goodwill impairment	—	3	—	3	35
Impairment of other assets	6	11	—	17	15
Loss (gain) on changes in ownership interests	2	(34)	—	(32)	(6)
Total operating expenses and charges	364	325	451	1,037	1,329
Total ancillary services and strategic initiatives operating (loss) income	$(60)	$3	$(37)	$(64)	$(143)

U.S. operating (loss) income	$(50)	$4	$(19)	$(51)	$(108)
Reconciliation of non-GAAP:
Goodwill impairment charges	—	—	—	—	35
Impairment of other assets	6	11	—	17	15
Restructuring charges	11	—	—	11	—
Loss (gain) on changes in ownership interests, net	2	(35)	—	(34)	—
Adjusted operating loss(2)	$(31)	$(20)	$(19)	$(56)	$(58)

International operating loss	$(10)	$(1)	$(17)	$(13)	$(35)
Reconciliation of non-GAAP:
Goodwill impairment charge	—	3	—	3	—
Equity investment loss related to APAC JV goodwill impairment	6	—	6	6	6
Restructuring charges	—	—	2	—	2
Equity investment loss related to restructuring charges	—	—	1	—	1
Loss (gain) on changes in ownership interests, net	—	1	—	1	(6)
Adjusted operating (loss) income (2)	$(4)	$3	$(8)	$(3)	$(32)
Total adjusted ancillary services and strategic initiatives operating loss(2)	$(35)	$(17)	$(28)	$(59)	$(90)
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

(2)
For the periods presented in the table above, adjusted operating loss is defined as operating loss before certain items which we do not believe are indicative of ordinary results, including the effect of goodwill impairment charges, other asset impairments, restructuring charges and net loss (gain) on changes in ownership interests. Adjusted operating loss as so defined is a non-GAAP measure and is not intended as a substitute for GAAP operating loss. We have presented these adjusted amounts because management believes that these presentations enhance a user’s understanding of our normal consolidated operating income by excluding certain items which we do not believe are indicative of our ordinary results of operations. As a result, adjusting for these amounts allows for comparison to our normal prior period results.

Revenues
Revenues from our ancillary services and strategic initiatives for the third quarter of 2018 decreased by approximately $24 million, or 7.3%, as compared to the second quarter of 2018. This decrease was primarily due to a decline in volume due to the restructuring of our pharmacy business and a decrease in revenues related to the sale of our direct primary care business in the second quarter of 2018, as discussed below. These decreases were partially offset by an increase in revenues from our international operations due to non-acquired growth and an increase in VillageHealth revenues from special needs plans.
Revenues from our ancillary services and strategic initiatives for the third quarter of 2018 decreased by approximately $110 million, or 26.6%, as compared to the third quarter of 2017. This decrease was primarily due to a decline in volume in our pharmaceutical business due to changes in calcimimetics reimbursement for Medicare patients under Medicare Part B which is now billed in our U.S. dialysis and related lab services business, as well as the restructuring of our pharmacy business, as discussed below, a decrease in our shared savings revenue from our ESRD Seamless Care Organization (ESCO) joint ventures and a decrease related to the sale of our direct primary care business in the second quarter of 2018, as discussed below. These decreases were partially offset by an increase in revenues from our international expansion due to acquired and non-acquired growth and an increase in VillageHealth revenues from special needs plans.
Revenues from our ancillary services and strategic initiatives for the nine months ended September 30, 2018 decreased by approximately $214 million, or 18.0%, as compared to the same period in 2017. This decrease was primarily due to a decline in volume in our pharmaceutical business due to changes in calcimimetics reimbursement, as discussed above, as well as the restructuring of our pharmacy business, as discussed below, a decrease in our shared savings revenue from our ESCO joint ventures and a decrease related to the sale of our direct primary care business in the second quarter of 2018. These decreases were partially offset by an increase in revenues from our international expansion due to acquired and non-acquired growth, an increase in VillageHealth revenues from special needs plans, and an increase in shared savings recognized at DaVita Health Solutions.
Operating and general expenses
Ancillary services and strategic initiatives operating expenses for the third quarter of 2018 increased by $12 million from the second quarter of 2018. Operating expenses increased due to the restructuring charges related to our pharmacy business of $11 million and an equity investment loss of $6 million for goodwill impairments at our APAC JV, increases in medical costs at VillageHealth related to the cost of calcimimetics and an increase in members in our special needs plans as well as a decrease in foreign exchange gains and increases in expenses at our international operations. These increases were partially offset by a decrease in pharmaceutical costs at our pharmacy business due to decreased volume and decreases in labor and benefit costs.
Ancillary services and strategic initiatives operating expenses for the third quarter of 2018 decreased by $94 million as compared to the third quarter of 2017. This decrease was primarily related to a decrease in pharmaceutical costs at our pharmacy business due to decreased volume, as discussed above, and decreases in labor and benefit costs. These decreases in operating expenses were partially offset by an increase in restructuring charges of $9 million, increases in medical costs at VillageHealth related to the cost of calcimimetics and an increase in members in our special needs plans as well as an increase in expenses associated with our international operations.
Ancillary services and strategic initiatives operating expenses for the nine months ended September 30, 2018 decreased by $236 million as compared to the same period in 2017. The decrease was primarily due to a decrease in pharmaceutical costs at our pharmacy business due to decreased volume, as discussed above, and decreases in labor and benefit costs. These decreases in operating expenses were partially offset by an increase in restructuring charges of $9 million, as well as an increase in medical costs at VillageHealth related to the cost of calcimimetics and an increase in members in our special needs plans as well as an increase in expenses associated with our international operations.
Goodwill impairment charges. During the nine months ended September 30, 2018, we recognized a goodwill impairment charge of $3 million at our German integrated healthcare business.

During the nine months ended September 30, 2017, we recognized a goodwill impairment charge of $35 million at our vascular access reporting unit. This charge resulted primarily from continuing changes in our outlook as our partners and operators continued to evaluate potential changes in operations, including termination of their management services agreements and center closures, as a result of recent changes in Medicare reimbursement. There is no goodwill remaining at our vascular access reporting unit.
Restructuring and other asset impairment charges. During the third quarter of 2018, we announced a plan to restructure our pharmacy business, as discussed above. As a result of this planned restructuring, we recognized restructuring charges of $11 million which are included in operating and other general expenses as well as an asset impairment charge of $6 million in the third quarter of 2018.
During the nine months ended September 30, 2018 and September 30, 2017, we recognized asset impairment charges of $17 million and $15 million, respectively, in addition to the restructuring charges of $11 million which are included in operating and other general expenses for the nine months ended September 30, 2018 related to the planned restructuring of our pharmacy business.
During the three and nine months ended September 30, 2017, we recognized restructuring charges related to our international business of $2 million and recognized equity investment losses of $1 million related to restructuring charges at our APAC JV. These restructuring charges were related to a reorganization of our international general and administrative infrastructure at the global, regional and country level in order to improve efficiency.
Gain on changes in ownership interests, net. We sold 100% of the stock of Paladina Health, our direct primary care business effective June 1, 2018 and recognized a gain of $35 million during the second quarter of 2018 on this transaction. During the three months ended September 30, 2018, we recognized a loss of $2 million related to the finalization of the purchase price under the terms of the purchase agreement for Paladina Health. In addition, we recognized a loss of $1 million related to the unwinding of a business internationally in the second quarter of 2018. In aggregate, we recognized a net gain of $32 million on changes in ownership interests for the nine months ended September 30, 2018.
During the nine months ended September 30, 2017, we recorded a $6 million non-cash gain as a result of our agreement with Khazanah Nasional Berhad and Mitsui and Co., Ltd. concerning the APAC JV related to a change in estimate of pending post-closing adjustments for the formation of this joint venture.
Segment operating losses
Ancillary services and strategic initiatives operating loss for the third quarter of 2018, which included restructuring charges of $11 million and other asset impairment charges of $6 million related to our pharmacy business, an equity investment loss of $6 million for goodwill impairments at our APAC JV and a loss on changes in ownership interests of $2 million, increased by approximately $63 million from the second quarter of 2018, which included a net gain on changes in ownership interests of $34 million, other asset impairment charges of $11 million, and a goodwill impairment charge of $3 million. Excluding these items from their respective periods, adjusted operating losses increased by $18 million, primarily due to a decrease in volume at our pharmacy business, and a decrease in foreign exchange gains in our international operations.
Ancillary services and strategic initiatives operating loss for the third quarter of 2018, which included restructuring charges of $11 million and other asset impairment charges of $6 million related to our pharmacy business, an equity investment loss of $6 million for goodwill impairments at our APAC JV and a loss on changes in ownership interests of $2 million, increased by approximately $23 million from the third quarter of 2017, which included an equity investment loss of $6 million for goodwill impairments at our APAC JV and restructuring charges related to our international business of $3 million. Excluding these items from their respective periods, adjusted operating losses increased by $7 million, primarily due to a decrease in volume at our pharmacy business and an increase in costs at VillageHealth, partially offset by an improvement in our international operations.
Ancillary services and strategic initiatives operating loss for the nine months ended September 30, 2018, which included a net gain on changes in ownership interests of $32 million, other asset impairment charges of $17 million and restructuring charges of $11 million related to our pharmacy business, an equity investment loss of $6 million for goodwill impairments at our APAC JV and a goodwill impairment charge of $3 million, decreased by approximately $79 million from the same period in 2017, which included goodwill impairment charges of $35 million related to our vascular access reporting unit, an equity investment loss of $6 million for goodwill impairments at our APAC JV, an asset impairment of $15 million related to the restructuring of our pharmacy business, restructuring charges related to our international business of $3 million, and an adjustment to the gain on the APAC JV ownership change of $6 million. Excluding these items from their respective periods, adjusted operating losses decreased by $31 million, primarily due to shared savings recognized at DaVita Health Solutions in the first quarter of 2018 and improvement in our international business, partially offset by an increase in costs at VillageHealth.
Corporate-level charges
Debt expense. Debt expense was $126 million in the third quarter of 2018, $120 million in the second quarter of 2018 and $109 million in the third quarter of 2017. Debt expense increased by $6 million as compared to the second quarter of 2018 and by $17 million as compared to the third quarter of 2017, primarily due to an increase in our average outstanding debt balance and an increase in our average interest rate.
Debt expense was $359 million for the nine months ended September 30, 2018 as compared to $322 million for the same period in 2017. Debt expense increased by $37 million primarily due to the same factors as discussed above.
Corporate administrative support. Corporate administrative support consists primarily of labor, benefits and long-term incentive compensation expense, as well as professional fees for departments which provide support to all of our various operating lines of business. This is partially offset by internal management fees charged to our other lines of business for that support.
Corporate administrative support costs were approximately $41 million in the third quarter of 2018, $14 million in the second quarter of 2018 and $11 million in the third quarter of 2017. Corporate administrative support costs in the third quarter of 2018 as compared to the second quarter of 2018 increased due to an increase in long-term incentive compensation expense due to the adoption of a retirement policy for certain officers, as discussed below in "Long-term incentive compensation", as well as a reduction in internal management fees charged to our ancillary lines of business. Corporate administrative support costs in the third quarter of 2018 increased as compared to the same period of 2017 primarily due to the same factors as discussed above, partially offset by decreases in labor and benefit costs and legal fees.
Corporate administrative support costs were approximately $71 million in the nine months ended September 30, 2018, as compared to $33 million for the same period in 2017. The increase in corporate administrative support costs was primarily due to the same factors as discussed above for the third quarter of 2018 as compared to the third quarter of 2017.
Other income. Other income was $4 million for the third quarter of 2018, $2 million for the second quarter of 2018 and $3 million for the third quarter of 2017. The increase in other income in the third quarter of 2018 as compared to the second quarter of 2018 was primarily due to a decrease in foreign currency losses, partially offset by a decrease in interest income. The increase in other income for the third quarter of 2018 as compared to the third quarter of 2017 was primarily due to an increase in interest income and an increase in gains on sale of investments, partially offset by an increase in foreign currency losses.
Other income was approximately $11 million in the nine months ended September 30, 2018, as compared to $12 million for the same period in 2017. Other income decreased primarily due to an increase in foreign currency losses and a decrease in interest income.
Income taxes. The Company's effective income tax rate from continuing operations was 31.1% for the third quarter of 2018 as compared to 26.2% for the second quarter of 2018 and 31.3% for the third quarter of 2017. The Company's effective income tax rate increased in the third quarter of 2018 as compared to the second quarter of 2018 due to non-deductible advocacy costs and additional non-deductible expenses related to the 2017 Tax Act, partially offset by return to provision adjustments.
Noncontrolling interests. Net income attributable to noncontrolling interests was $40 million for the third quarter of 2018 compared to $39 million for the second quarter of 2018 and $42 million for the third quarter of 2017. The increase in net income attributable to noncontrolling interests in the third quarter of 2018 as compared to the second quarter of 2018 was primarily due to treatment growth at certain joint ventures. The decrease in net income attributable to noncontrolling interests in the third quarter of 2018 compared to the third quarter of 2017 was primarily due to a decrease in profitability in our ESCO joint ventures.
Accounts receivable. Our consolidated total accounts receivable balances at September 30, 2018 and December 31, 2017 were $1,847 million and $1,715 million, respectively, which represented approximately 60.5 days and 57.4 days, respectively, net of allowance for uncollectible accounts. The increase in consolidated day sales outstanding (DSO) of three days was primarily due to a delay in collections in certain international operations. Our DSO calculation is based on the current quarter’s average revenues per day. There were no significant changes during the third quarter of 2018 from the second quarter of 2018 in the amount of unreserved accounts receivable over one year old or the amounts pending approval from third-party payors.

Liquidity and capital resources
Consolidated cash flow from operations during the third quarter of 2018 was $458 million, of which $362 million was from continuing operations, compared to consolidated cash flows during the third quarter of 2017 of $553 million, of which $355 million was from continuing operations. The increase in cash flow from continuing operations in the third quarter of 2018 compared to the third quarter of 2017 is due to changes in working capital. Non-operating cash outflows for the third quarter of 2018 included capital asset expenditures of $232 million, including $131 million for new center developments and relocations and $101 million for maintenance and information technology. In addition, during the quarter ended September 30, 2018, we spent $24 million for acquisitions, paid distributions to noncontrolling interests of $46 million, and repurchased a total of 4,849,051 shares of our common stock for $344 million. Non-operating cash outflows for the third quarter of 2017 included capital asset expenditures of $241 million, including $143 million for new center developments and relocations and $98 million for maintenance and information technology. In addition, during the third quarter of 2017, we spent $107 million for acquisitions, including the Renal Ventures acquisition, as well as paid distributions to noncontrolling interests of $49 million and repurchased a total of 1,982,250 shares of our common stock for $117 million, of which $27 million remained unsettled at September 30, 2017.
Consolidated cash flow from operations during the nine months ended September 30, 2018 was $1,382 million, of which $1,174 million was from continuing operations, compared to consolidated cash flows during the same period in 2017 of $1,568 million, of which $1,269 million was from continuing operations. The decrease in cash flow from continuing operations in the nine months ended September 30, 2018 was primarily due to the payment received in the first quarter of 2017 from the settlement with the VA as well as the timing of tax payments and other working capital items. Non-operating cash outflows for the nine months ended September 30, 2018 included capital asset expenditures of $706 million, including $390 million for new center developments and relocations and $316 million for maintenance and information technology. In addition, we spent $114 million for acquisitions and also paid distributions to noncontrolling interests of $140 million, and we repurchased a total of 16,844,067 shares of our common stock for $1.154 billion during the nine months ended September 30, 2018. Non-operating cash outflows for the nine months ended September 30, 2017 included capital asset expenditures of $640 million, including $398 million for new center developments and relocations and $242 million for maintenance and information technology. In addition, we spent $727 million for acquisitions, including the Renal Ventures acquisition, as well as paid $165 million in distributions to noncontrolling interests, and we repurchased a total of 5,556,823 shares of our common stock for $349 million during the nine months ended September 30, 2017, of which $27 million remained unsettled at September 30, 2017.
During the third quarter of 2018, our U.S. dialysis and related lab services business opened 47 dialysis centers, acquired three dialysis centers, closed and merged four dialysis centers and closed one dialysis center. In addition, our APAC JV also closed two dialysis centers.
During the nine months ended September 30, 2018, our U.S. dialysis and related lab services business opened 118 dialysis centers, acquired five dialysis centers, closed and merged six dialysis centers, closed two dialysis centers and added one dialysis center we operate under a management and administrative service agreement and closed one dialysis center we operated under a management and administrative service agreement. In addition, our international dialysis operations acquired 18 dialysis centers, developed one dialysis center, and closed two dialysis centers. Our APAC JV also acquired two dialysis centers and closed five dialysis centers.
During the third quarter of 2017, our U.S. dialysis and related lab services business opened 34 dialysis centers, acquired one dialysis center, closed and merged seven dialysis centers, and closed three dialysis centers. In addition, our international dialysis operations acquired eight dialysis centers and opened one dialysis center. Our APAC JV also opened five dialysis centers and closed one dialysis center.
During the nine months ended September 30, 2017, our U.S. dialysis and related lab services business opened 85 dialysis centers, acquired 57 dialysis centers, including dialysis centers associated with the acquisition of Renal Ventures, closed and merged nine dialysis centers, closed six dialysis centers, and divested six dialysis centers. In addition, our international dialysis operations acquired 62 dialysis centers, opened eight dialysis centers, and closed one dialysis center. Our APAC JV acquired one dialysis centers, opened eight dialysis centers, and closed two dialysis centers.
During the third quarter of 2018, our DMG business acquired one primary care physician practice. During the third quarter of 2017, DMG acquired one private medical practice and two primary care physician practices, including the acquisition of Magan.

During the nine months ended September 30, 2018, our DMG business acquired two private medical practices and one primary care physician practice. During the nine months ended September 30, 2017, our DMG business acquired four private medical practices and four primary care physician practices, including the acquisition of Magan.
Also during the first nine months of 2018, we made mandatory principal payments under our senior secured credit facilities totaling $75.0 million on Term Loan A and $26.3 million on Term Loan B.
Cap agreements
As of September 30, 2018, the Company maintains several effective interest rate cap agreements that were entered into in October 2015 with notional amounts totaling $3.5 billion. These cap agreements became effective June 29, 2018 and have the economic effect of capping the LIBOR variable component of the Company’s interest rate at a maximum of 3.50% on an equivalent amount of its debt. These cap agreements expire on June 30, 2020. As of September 30, 2018, the total fair value of these cap agreements was an asset of approximately $2.1 million. During the nine months ended September 30, 2018, the Company recognized debt expense of $2.2 million from these cap agreements and recorded a gain of $1.1 million in other comprehensive income due to an increase in the unrealized fair value of these cap agreements.
Previously, the Company maintained other interest rate cap agreements that were entered into in November 2014 with notional amounts totaling $3.5 billion. These cap agreements had the economic effect of capping the LIBOR variable component of the Company’s interest rate at a maximum of 3.50% on an equivalent amount of the Company’s debt. However, these interest rate cap agreements expired on June 30, 2018. During the nine months ended September 30, 2018, the Company recognized debt expense of $4.1 million from these cap agreements and recorded an immaterial loss in other comprehensive income due to a decrease in the unrealized fair value of these cap agreements.
Other items
On March 29, 2018, we entered into an Increase Joinder Agreement under our existing senior secured credit facilities. Pursuant to this Increase Joinder Agreement, we entered into an additional $995 million Term Loan A-2. The new Term Loan A-2 bears interest at LIBOR plus an interest rate margin of 1.00%.
As of September 30, 2018, our Term Loan B debt bears interest at LIBOR plus an interest rate margin of 2.75%. Term Loan B is subject to interest rate caps if LIBOR should rise above 3.50%. Term Loan A bears interest at LIBOR plus an interest rate margin of 2.00%. The capped portion of Term Loan A is $148.8 million if LIBOR should rise above 3.50%. In addition, the uncapped portion of Term Loan A, which is subject to the variability of LIBOR, is $551.2 million. Term Loan A-2 is subject to the variability of LIBOR plus an interest rate margin of 1.00%. Interest rates on our senior notes are fixed by their terms.
Our weighted average effective interest rate on the senior secured credit facilities at the end of the third quarter was 4.80%, based on the current margins in effect of 2.00% for Term Loan A, 1.00% for Term Loan A-2, and 2.75% for Term Loan B, as of September 30, 2018.
Our overall weighted average effective interest rate during the quarter ended September 30, 2018 was 4.93% and as of September 30, 2018 was 5.03%. The Company's weighted average effective interest rate for the nine months ended September 30, 2018 was 4.92%.
As of September 30, 2018, our interest rates are fixed on approximately 47.43% of our total debt.
As of September 30, 2018, we had $275 million drawn on our $1.0 billion revolving line of credit under our senior secured credit facilities, of which approximately $14.4 million was committed for outstanding letters of credit. We also have approximately $22.6 million of additional outstanding letters of credit related to our Kidney Care business and $0.2 million of committed outstanding letters of credit related to our DMG business, which is backed by a certificate of deposit.
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
During the three and nine months ended September 30, 2018, we performed scheduled annual and other reporting unit goodwill impairment assessments. These assessments resulted in no goodwill impairment charges during the three months ended September 30, 2018 and a goodwill impairment charge of $3 million at our German integrated healthcare business during the nine months ended September 30, 2018.
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
Except as described in our annual report on Form 10-K for the year ended December 31, 2017 and quarterly reports on Form 10-Q for the quarters ended March 31, 2018 and June 30, 2018, none of our various other reporting units were considered at risk of significant goodwill impairment as of September 30, 2018. Since the dates of our last annual goodwill impairment assessments there have been certain developments, events, changes in operating performance and other changes in key circumstances that have affected our businesses. However, these changes did not cause management to believe it is more likely than not that the fair values of any of our reporting units would be less than their respective carrying amounts as of September 30, 2018.
Long-term incentive compensation
Long-term incentive program (LTIP) compensation includes both stock-based awards (principally stock-settled stock appreciation rights, restricted stock units and performance stock units) and long-term performance-based cash awards. Long-term incentive compensation expense, which was primarily general and administrative in nature, was attributed among our U.S. dialysis and related lab services business, corporate administrative support, and ancillary services and strategic initiatives.
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
During the nine months ended September 30, 2018, we granted 1,897,129 stock-settled stock appreciation rights with an aggregate grant-date fair value of $31 million and a weighted-average expected life of approximately 4.2 years. We also granted 1,097,018 restricted and performance stock units with an aggregate grant-date fair value of $73 million and a weighted-average expected life of approximately 3.3 years.
Long-term incentive compensation expense of $43 million in the third quarter of 2018 increased by approximately $27 million as compared to the second quarter of 2018 primarily due to the adoption of a retirement policy (Rule of 65 policy) and a full quarter of expense from a 2018 broad-based grant in the second quarter. The Rule of 65 policy generally provides that Section 16 executive officers that are a minimum age of 55 with five years of continuous service with the Company receive certain benefits with respect to their outstanding equity awards upon a qualifying retirement if the sum of their age plus years of service is greater than or equal to 65. These benefits include accelerated vesting of restricted stock unit awards, continued vesting of stock-settled stock appreciation rights and performance stock unit awards and an exercise window from the original vest date through the original expiration date regardless of continued employment, with pro rata vesting for a Rule of 65 retirement within one year of the award grant date. The adoption of the Rule of 65 policy resulted in a $14.7 million modification charge and a net acceleration of expense of $8.8 million during the three and nine months ended September 30, 2018 that is included in the expense amounts reported above. Future equity awards to Rule of 65 eligible executives will be expensed over the period during which risk of forfeiture exists.
Long-term incentive compensation expense in the third quarter of 2018 increased by approximately $23 million as compared to the third quarter of 2017 primarily due to the adoption of the Rule of 65 policy, as discussed above, partially offset by a cumulative revaluation of liability-based awards that increased expense in the third quarter of 2017 for changes in estimated ultimate payouts.

Long-term incentive compensation expense for the nine months ended September 30, 2018 increased by approximately $27 million as compared to the nine months ended September 30, 2017. This increase in long-term incentive compensation was primarily due to the adoption of the Rule of 65 policy, as discussed above.
As of September 30, 2018, there was $123 million in total estimated but unrecognized compensation expense for LTIP awards outstanding, including $104 million related to stock-based compensation arrangements under our equity compensation and employee stock purchase plans. We expect to recognize the performance-based cash component of these LTIP costs over a weighted average remaining period of 0.9 year and the stock-based component of these LTIP costs over a weighted average remaining period of 1.5 years.
Stock repurchases
During the nine months ended September 30, 2018, we repurchased a total of 16,844,067 shares of our common stock for $1,154 million at an average price of $68.48 per share. We have not repurchased any shares of our common stock subsequent to September 30, 2018.
On July 11, 2018, our Board of Directors approved an additional share repurchase authorization in the amount of approximately $1,390 million. This share repurchase authorization was in addition to the approximately $110 million remaining at that time under our Board of Directors' prior share repurchase authorization approved in October 2017. Accordingly, as of November 5, 2018, we have a total of approximately $1,356 million remaining available under the current Board repurchase authorizations for additional share repurchases. Although these share repurchase authorizations do not have expiration dates, we remain subject to share repurchase limitations under the terms of our senior secured credit facilities and the indentures governing our senior notes.
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

The following is a summary of these contractual obligations and commitments as of September 30, 2018 (in millions):

	Remainder of 2018	1-3 years	4-5 years	After 5 years	Total
Scheduled payments under contractual obligations:
Long-term debt	$43	$5,350	$1,279	$3,317	$9,989
Interest payments on the senior notes	38	710	401	202	1,351
Interest payments on Term Loan B(1)	43	417	—	—	460
Interest payments on Term Loan A(2)	8	14	—	—	22
Interest payments on Term Loan A-2(2)	8	16	—	—	24
Kidney Care capital lease obligations	7	66	46	170	289
Kidney Care operating leases	122	1,360	719	1,487	3,688
DMG capital lease obligations	35	—	—	—	35
DMG operating leases	23	237	113	263	636
	$327	$8,170	$2,558	$5,439	$16,494
Potential cash requirements under other commitments:
Letters of credit	$37	$—	$—	$—	$37
Noncontrolling interests subject to put provisions	640	196	115	113	1,064
Non-owned and minority owned put provisions	30	307	—	—	337
Operating capital advances	—	2	1	2	5
Purchase commitments	91	875	251	—	1,217
	$798	$1,380	$367	$115	$2,660

(1)	Assuming no changes to LIBOR-based interest rates as Term Loan B currently bears interest at LIBOR plus an interest rate margin of 2.75%.

(2)	Based upon current LIBOR-based interest rates in effect at September 30, 2018 plus an interest rate margin of 2.00% for Term Loan A and plus an interest rate margin of 1.00% for Term Loan A-2.
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
Our total expenditures for the nine months ended September 30, 2018 on such products for Baxter was 2.3% and for Fresenius was approximately 2.5% of our total U.S. dialysis and related lab services operating costs. The actual amount of such purchases in future years will depend upon a number of factors, including the operating requirements of our centers, the number of centers we acquire and growth of our existing centers.
In January 2017, we entered into a six year sourcing and supply agreement with Amgen USA Inc. (Amgen) that expires on December 31, 2022. Under the terms of this agreement, we will purchase EPO in amounts necessary to meet no less than 90% of our requirements for erythropoiesis stimulating agents (ESAs) through the expiration of the contract with Amgen. The actual amount of EPO that we will purchase will depend upon the amount of EPO administered during dialysis as prescribed by physicians and the overall number of patients that we serve.
Settlements of existing income tax liabilities for unrecognized tax benefits of approximately $48.7 million, including interest, penalties and other long-term tax liabilities, are excluded from the table above as reasonably reliable estimates of their timing cannot be made.
Supplemental Information Concerning Certain Physician Groups and Unrestricted Subsidiaries
The following information is presented as supplemental data as required by the indentures governing our senior notes.

We provide services to certain physician groups, including those within our DMG business, which while consolidated in our financial statements for financial reporting purposes, are not subsidiaries of nor owned by us, do not constitute “Subsidiaries” as defined in the indentures governing our outstanding senior notes, and do not guarantee those senior notes. In addition, we have entered into management agreements with these physician groups pursuant to which we receive management fees from the physician groups.
As of September 30, 2018, if these physician groups were not consolidated in our financial statements, our consolidated assets would have been approximately $18.791 billion and our consolidated other liabilities would have been approximately $3.635 billion. Our consolidated indebtedness would have remained approximately $10.278 billion since almost all of these physician groups are classified as held for sale with DMG. For the nine months ended September 30, 2018, if these physician groups were not consolidated in our financial statements, our consolidated net income would have been reduced by approximately $13.8 million. Our consolidated total net revenues and consolidated operating income would have remained approximately $8.584 billion and $1.138 billion, respectively, since almost all of these physician groups are included in discontinued operations.
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
For the nine months ended September 30, 2018, excluding DMG's equity investment income attributable to CMGI, our consolidated net income would be lower by approximately $298 thousand. See Note 23 to the consolidated financial statements for further details.
New Accounting Standards
See discussion of new accounting standards in Note 21 to the condensed consolidated financial statements included in Part I, Item 1 of this report.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk
Interest rate sensitivity
The tables below provide information about our financial instruments that are sensitive to changes in interest rates. The table below presents principal repayments and current weighted average interest rates on our debt obligations as of September 30, 2018. The variable rates presented reflect the weighted average LIBOR rates in effect for all debt tranches plus interest rate margins in effect as of September 30, 2018. Term Loan A currently bears interest at LIBOR plus an interest rate margin of 2.00%. Term Loan A and the revolving line of credit are subject to adjustment depending upon changes in certain of our financial ratios, including a leverage ratio. Term Loan A-2 currently bears interest at LIBOR plus an interest rate margin of 1.00%. Term Loan B currently bears interest at LIBOR plus an interest rate margin of 2.75%.

									Average interest rate
	Expected maturity date									Fair Value
	2018	2019	2020	2021	2022	2023	Thereafter	Total
	(dollars in millions)
Long term debt:
Fixed rate	$15	$31	$30	$28	$1,279	$28	$3,480	$4,891	5.28%	$4,796
Variable rate	$35	$1,998	$45	$3,284	$10	$8	$7	$5,387	4.80%	$5,418

	Notional Amount	Contract maturity date						Fair Value
		2018	2019	2020	2021	2022	Receive variable
	(dollars in millions)
Cap agreements	$3,500	$—	$—	$3,500	$—	$—	LIBOR above 3.5%	$2
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
As of September 30, 2018, our Term Loan A bears interest at LIBOR plus an interest rate margin of 2.00%, our Term Loan A-2 bears interest at LIBOR plus an interest rate margin of 1.00%, and our Term Loan B debt bears interest at LIBOR plus an interest rate margin of 2.75%. LIBOR was higher than the 0.75% embedded LIBOR floor on Term Loan B, resulting in Term Loan B being subject to LIBOR-based interest rate volatility on the LIBOR variable component of our interest rate as of September 30, 2018. The LIBOR-based interest component is limited to a maximum LIBOR rate of 3.50% on the outstanding principal debt on Term Loan B and $148.8 million on Term Loan A as a result of the interest rate cap agreements, as described below.
As of September 30, 2018, we maintain several effective interest rate cap agreements that were entered into in October 2015 with notional amounts totaling $3.5 billion. These cap agreements became effective June 29, 2018 and have the economic effect of capping the LIBOR variable component of our interest rate at a maximum of 3.50% on an equivalent amount of our debt. These cap agreements expire on June 30, 2020. As of September 30, 2018, the total fair value of these cap agreements was an asset of approximately $2.1 million. During the nine months ended September 30, 2018, we recognized debt expense of $2.2 million from these cap agreements and recorded a gain of $1.1 million in other comprehensive income due to an increase in the unrealized fair value of these cap agreements.
Previously, we maintained other interest rate cap agreements that were entered into in November 2014 with notional amounts totaling $3.5 billion. These cap agreements had the economic effect of capping the LIBOR variable component of our interest rate at a maximum of 3.50% on an equivalent amount of our debt. However, these interest rate cap agreements expired on June 30, 2018. During the nine months ended September 30, 2018, we recognized debt expense of $4.1 million from these cap agreements and recorded an immaterial loss in other comprehensive income due to a decrease in the unrealized fair value of these cap agreements.

Our weighted average effective interest rate on the senior secured credit facilities at the end of the third quarter was 4.80%, based on the current margins in effect of 2.00% for Term Loan A, 1.00% for Term Loan A-2 and 2.75% for Term Loan B, as of September 30, 2018.
As of September 30, 2018, our Term Loan B debt bears interest at LIBOR plus an interest rate margin of 2.75%. Term Loan B is also subject to interest rate caps if LIBOR should rise above 3.50%. Term Loan A bears interest at LIBOR plus an interest rate margin of 2.00% and Term Loan A-2 bears interest at LIBOR plus an interest rate margin of 1.00%.
Our overall weighted average effective interest rate during the quarter ended September 30, 2018 was 4.93% and as of September 30, 2018 was 5.03%. Our weighted average effective interest rate for the nine months ended September 30, 2018 was 4.92%.
As of September 30, 2018, we had $275 million drawn on our $1.0 billion revolving line of credit under our senior secured credit facilities, of which approximately $14.4 million was committed for outstanding letters of credit. The remaining amount is unencumbered. We also have approximately $22.6 million of additional outstanding letters of credit related to our Kidney Care business and $0.2 million of committed outstanding letters of credit related to our DMG business, which is backed by a certificate of deposit.
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
Item 4.     Controls and Procedures
Management has established and maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits pursuant to the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures.
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
Item 1A. Risk Factors
An updated description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017 and any subsequent filings with the Securities and Exchange Commission ("SEC"). The risks and uncertainties discussed below are not the only ones facing our business. Please read the cautionary notice regarding forward-looking statements in Item 2 of Part I of this Quarterly Report on Form 10-Q under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations."
Risk factors related to our overall business:
If we fail to adhere to all of the complex government laws and regulations that apply to our business, we could suffer severe consequences that could have a material adverse effect on our business, results of operations, financial condition, reputation and stock price.
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
We endeavor to comply with all legal requirements; however, there is no guarantee that we will be able to adhere to all of the complex government regulations that apply to our business. We further endeavor to structure all of our relationships with physicians and providers to comply with state and federal anti-kickback and physician self-referral laws. We utilize considerable resources to monitor laws and regulations and implement necessary changes. However, the laws and regulations in these areas are complex, changing and often subject to varying interpretations. For example, if an enforcement agency were to challenge the level of compensation that we pay our medical directors or the number of medical directors whom we engage, or otherwise challenge these arrangements, we could be required to change our practices, face criminal or civil penalties, pay substantial fines or otherwise experience a material adverse effect on our business, results of operations and financial condition as a result.
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
If any of our operations are found to violate these or other government laws or regulations, we could suffer severe consequences that would have a material adverse effect on our business, results of operations, financial condition, reputation and stock price, including:

•	Suspension or termination of our participation in government payment programs;

•	Refunds of amounts received in violation of law or applicable payment program requirements dating back to the applicable statute of limitation periods and/or penalties or fines;

•	Loss of required government certifications or exclusion from government payment programs;

•	Loss of licenses required to operate healthcare facilities or administer pharmaceuticals in some of the states in which we operate;

•	Reductions in payment rates or coverage for dialysis and ancillary services and related pharmaceuticals;

•
Criminal or civil liability, fines, damages or monetary penalties for violations of healthcare fraud and abuse laws, including the federal Anti-Kickback Statute, Civil Monetary Penalties Law, Stark Law and FCA, or other failures to meet regulatory requirements;

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

We are, and may in the future be, a party to various lawsuits, demands, claims, qui tam suits, governmental investigations and audits (including investigations or other actions resulting from our obligation to self-report suspected violations of law) and other legal matters, any of which could result in, among other things, substantial financial penalties or awards against us, substantial payments made by us, required changes to our business practices, exclusion from future participation in Medicare, Medicaid and other healthcare programs and possible criminal penalties, any of which could have a material adverse effect on our business, results of operations and financial condition and materially harm our reputation.
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
Responding to subpoenas, investigations and other lawsuits, claims and legal proceedings as well as defending ourselves in such matters will continue to require management's attention and cause us to incur significant legal expense. Negative findings or terms and conditions that we might agree to accept as part of a negotiated resolution of pending or future legal or regulatory matters could result in, among other things, substantial financial penalties or awards against us, substantial payments made by us, harm to our reputation, required changes to our business practices, exclusion from future participation in the Medicare, Medicaid and other healthcare programs and, in certain cases, criminal penalties, any of which could have a material adverse effect on us. It is possible that criminal proceedings may be initiated against us and/or individuals in our business in connection with investigations by the federal government. Other than as described in Note 10 to the condensed consolidated financial statements included in this report, we cannot predict the ultimate outcomes of the various legal proceedings and regulatory matters to which we are or may be subject from time to time, including those described in the aforementioned sections of this report, or the timing of their resolution or the ultimate losses or impact of developments in those matters, which could have a material adverse effect on our business results of operations and financial condition. See Note 10 to the condensed consolidated financial statements included in this report for further details regarding these and other matters.
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
The ACA also added several new tax provisions that, among other things, impose various fees and excise taxes, and limit compensation deductions for health insurance providers and their affiliates. These rules could negatively impact our cash flow and tax liabilities. In addition, the ACA broadened the potential for penalties under the FCA for the knowing and improper retention of overpayments collected from government payors and reduced the timeline to file Medicare claims. As a result, we made significant investments in new resources to help accelerate the time it takes us to identify, quantify and process overpayments and we deployed significant resources intended to reduce our timeline and improve our claims processing methods to help ensure that our Medicare claims are filed in a timely fashion. However, we may be required to make additional investments in the future. Failure to timely identify, quantify and return overpayments may result in significant penalties, which could have a material adverse effect on our business, results of operations and financial condition. Failure to file a claim within the one year window could result in payment denials, adversely affecting our business, results of operations and financial condition.
New models of care emerge and evolve and other initiatives in the government or private sector may arise, which could adversely impact our business. For example, the Centers for Medicare and Medicaid Services (CMS) Innovation Center

(Innovation Center) is currently working with various healthcare providers to develop, refine and implement Accountable Care Organizations (ACOs) and other innovative models of care for Medicare and Medicaid beneficiaries, including the Comprehensive ESRD Care Model (CEC Model) (which includes the development of end stage renal disease (ESRD) Seamless Care Organizations), the Duals Demonstration, and other models. We are currently participating in the CEC Model with the Innovation Center, including with organizations in Arizona, Florida, and adjacent markets in New Jersey and Pennsylvania. Our U.S. dialysis business may choose to participate in additional models either as a partner with other providers or independently. Even in areas where we are not directly participating in these or other Innovation Center models, some of our patients may be assigned to an ACO, another ESRD Care Model, or another program, in which case the quality and cost of care that we furnish will be included in an ACO's, another ESRD Care Model's, or other program's calculations. In addition, federal bipartisan legislation in the form of the Dialysis Patient Access to Integrated-care, Empowerment, Nephrologists, Treatment and Services Demonstration Act (PATIENTS Act) has been proposed. This Act builds on prior coordinated care models, such as the CEC Model, and would establish a demonstration program for the provision of integrated care to Medicare ESRD patients. However, there can be no assurances that the PATIENTS Act or similar legislation will be passed, and if it is passed, there can be no assurances that we will be able to successfully provide integrated care on the broader scale contemplated by this legislation.
There is also a considerable amount of uncertainty as to the prospective implementation of the ACA and what similar measures or other changes might be enacted at the federal and/or state level. There have been multiple attempts through legislative action and legal challenges to repeal or amend the ACA. In addition, the 2016 Presidential and Congressional elections and subsequent developments in 2017 and 2018 have caused the future state of the exchanges and other ACA reforms to be unclear. However, attempts to completely repeal the ACA have been unsuccessful to date. While there may be significant changes to the healthcare environment in the future, including as a result of potential changes to the political environment, the specific changes and their timing are not yet apparent. Previously enacted reforms and future changes could have a material adverse effect on our business, financial condition and results of operations, including, for example, by limiting the scope of coverage or the number of patients who are able to obtain coverage through the exchanges and other health insurance programs, lowering or eliminating the cost-sharing reduction subsidies under the ACA, lowering our reimbursement rates, and/or increasing our expenses.
Proposition 8, a California statewide ballot initiative, was proposed by the Service Employees International Union - United Healthcare Workers West and sought to limit the amount of revenue dialysis providers can retain from caring for commercial patients by requiring rebates to insurers and taking into account only a portion of the costs incurred by dialysis providers. We incurred substantial costs in our efforts to oppose Proposition 8. Proposition 8 was not approved in the November 2018 election. Ballot initiatives similar to Proposition 8 were also proposed in Ohio and Arizona; however, neither initiative met the applicable requirements for inclusion on the state ballot for the November 2018 election. Although Proposition 8 did not pass, similar ballot initiatives or other legislation might be proposed in the future.
There has also been potential rule making and/or legislative efforts concerning charitable premium assistance. In December 2016, CMS published an interim final rule that questioned the use of charitable premium assistance for ESRD patients and would have established new conditions for coverage standards for dialysis facilities. In January 2017, a federal district court in Texas issued a preliminary injunction on CMS' interim final rule and in June 2017, at the request of CMS, the court stayed the proceedings while CMS pursues new rulemaking options. In November 2017, when CMS published the 2018 final rule that updates payment policies and rates under the ESRD Prospective Payment System (PPS), and the 2019 proposed Notice of Benefit and Payment Parameters, it did not pursue further discussion or rulemaking related to charitable premium assistance or propose changes to historical charitable premium assistance guidelines. This does not preclude CMS or another regulatory agency or legislative authority from issuing a new rule or guidance that challenges charitable premium assistance. In addition, during the third quarter of 2018, a bill (SB 1156) was passed by the California legislature that would have imposed restrictions and obligations related to the use by patients on commercial plans of charitable premium assistance in the state of California and would have limited the amounts paid to a provider for services provided to those patients, if that provider has a financial relationship with the organization providing charitable premium assistance. SB 1156 was subsequently vetoed by the Governor of California. However, there can be no assurances that similar legislative or other initiatives will not be proposed in the future.
Any law, rule, or guidance proposed or issued by CMS or other federal or state regulatory or legislative authorities, including any initiatives similar to Proposition 8 or SB 1156, described above, or other future ballot or other initiatives restricting or prohibiting the ability of patients with access to alternative coverage from selecting a marketplace plan on or off exchange, limiting the payments that a dialysis provider can retain for treatments provided to commercial patients, affecting payments made to providers for services provided to patients who receive charitable premium assistance and/or otherwise restricting or prohibiting the use of charitable premium assistance, could cause us to incur substantial costs to oppose any such proposed measures, impact our dialysis center development plans, and if passed and/or implemented, could adversely impact dialysis centers across the U.S. making certain centers economically unviable, lead to the closure of certain centers, restrict the ability of dialysis patients to obtain and maintain optimal insurance coverage, and have a material adverse effect on our business, results of operations, and financial condition.
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
We must comply with numerous federal and state laws and regulations in both the U.S. and the foreign jurisdictions in which we operate governing the collection, dissemination, access, use, security and privacy of PHI, including HIPAA and its implementing privacy, security, and related regulations, as amended by the federal Health Information Technology for Economic and Clinical Health Act (HITECH) and collectively referred to as HIPAA. We are also required to report known breaches of PHI consistent with applicable breach reporting requirements set forth in applicable laws and regulations. From time to time, we may be subject to both federal and state inquiries or audits related to HIPAA, HITECH and related state laws associated with complaints, desk audits, and self-reported breaches. If we fail to comply with applicable privacy and security laws, regulations and standards, including with respect to third-party service providers that utilize sensitive personal information, including PHI, on our behalf, properly maintain the integrity of our data, protect our proprietary rights, or defend against cybersecurity attacks, it could materially harm our reputation or have a material adverse effect on our business, results of operations and financial condition. These risks may be intensified to the extent that the laws change or to the extent that we increase our use of third-party service providers that utilize sensitive personal information, including PHI, on our behalf.
Data protection laws are evolving globally, and may add additional compliance costs and legal risks to our international operations. In Europe, the General Data Protection Regulation (GDPR) became effective on May 25, 2018. The GDPR applies to entities that are established in the European Union (EU), as well as extends the scope of EU data protection laws to foreign companies processing data of individuals in the EU. The GDPR imposes a comprehensive data protection regime with penalties of up to the greater of 4% of worldwide turnover or €20 million. The costs of compliance with, and other burdens imposed by, the GDPR and other new laws, regulations and policies implementing the GDPR may impact our European operations and/or limit the ways in which we can provide services or use personal data collected while providing services. Enforcement actions involving GDPR compliance have started to be initiated by different European supervisory entities.
Data protection laws are also evolving nationally, and may add additional compliance costs and legal risks to our US operations. The California legislature recently passed the California Consumer Protection Act (CCPA), which is scheduled to become effective January 1, 2020.  The CCPA is a privacy bill that requires certain companies doing business in California to disclose information regarding the collection and use of a consumer's personal data and to delete a consumer's data upon request.  The Act also permits the imposition of civil penalties and expands existing state security laws by providing a private right of action for consumers in certain circumstances where consumer data is subject to a breach. The Company is still evaluating whether and how this rule will impact our US operations and /or limit the ways in which we can provide services or use personal data collected while providing services. Information security risks have significantly increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct our operations, and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties, including foreign state agents. Our business and operations rely on the secure processing, transmission and storage of confidential, proprietary and other information in our computer systems and networks, including sensitive personal information, including PHI, social security numbers, and credit card information of our patients, teammates, physicians, business partners and others.
We are continuously implementing multiple layers of security measures through technology, processes, and our people. We utilize security technologies designed to protect and maintain the integrity of our information systems and data, and our defenses are monitored and routinely tested internally and by external parties. Despite these efforts, our facilities and systems and those of our third-party service providers may be vulnerable to privacy and security incidents; security attacks and breaches; acts of vandalism or theft; computer viruses and other malicious code; coordinated attacks by a variety of actors, including activist entities or state sponsored cyberattacks; emerging cybersecurity risks; cyber risk related to connected devices; misplaced or lost data; programming and/or human errors; or other similar events that could impact the security, reliability, and availability of our systems. Internal or external parties may attempt to circumvent our security systems, and we have in the past, and expect that we will in the future, experience external attacks on our network including reconnaissance probes, denial of service attempts, malicious software attacks including ransomware or other attacks intended to render our internal operating systems or data unavailable, and phishing attacks or business email compromise. Cybersecurity requires ongoing investment and diligence against evolving threats. Emerging and advanced security threats, including coordinated attacks, require additional layers of security which may disrupt or impact efficiency of operations. As with any security program, there always exists the risk that employees will violate our policies despite our compliance efforts or that certain attacks may be beyond the ability of our security and other systems to detect. There can be no assurance that investments, diligence, and/or our internal controls will be sufficient to prevent or timely discover an attack.
Any security breach involving the misappropriation, loss or other unauthorized disclosure or use of confidential information, including PHI, financial data, competitively sensitive information, or other proprietary data, whether by us or a third party, could have a material adverse effect on our business, financial condition, and results of operations and materially harm our reputation. We may be required to expend significant additional resources to modify our protective measures, to investigate and remediate vulnerabilities or other exposures, or to make required notifications. The occurrence of any of these events could, among other things, result in interruptions, delays, the loss or corruption of data, cessations in the availability of systems and liability under privacy and security laws, all of which could have a material adverse effect on our business, financial condition or results of operations, materially harm our reputation and trigger regulatory actions and private party litigation. If we are unable to protect the physical and electronic security and privacy of our databases and transactions, we could be subject to potential liability and regulatory action, our reputation and relationships with our patients, physicians, vendors and other business partners would be harmed, and our business, results of operations and financial condition could be materially and adversely affected. Failure to adequately protect and maintain the integrity of our information systems (including our networks) and data, or to defend against cybersecurity attacks, could subject us to monetary fines, civil suits, civil penalties or criminal sanctions and requirements to disclose the breach publicly, and could further result in a material adverse effect on our business, results of operations and financial condition or harm our reputation. As malicious cyber activity escalates, including activity that originates outside of the United States, the risks we face relating to transmission of data and our use of service providers outside of our network, as well as the storing or processing of data within our network, intensify. There have been increased international, federal and state and other privacy, data protection and security enforcement efforts and we expect this trend to continue. While we maintain cyber liability insurance, this insurance may not cover us for all types of losses and may not be sufficient to protect us against the amount of all losses.
We may engage in acquisitions, mergers, joint ventures or dispositions, which may affect our results of operations, debt-to-capital ratio, capital expenditures or other aspects of our business, and if businesses we acquire have liabilities we are not aware of or are not adequately addressed, we could suffer severe consequences that would have a material adverse effect on our business, results of operations and financial condition and could materially harm our reputation.
Our business strategy includes growth through acquisitions of dialysis centers and other businesses, as well as entry into joint ventures. We may engage in acquisitions, mergers, joint ventures or dispositions or expand into new business lines or models, which may affect our results of operations, debt-to-capital ratio, capital expenditures or other aspects of our business. There can be no assurance that we will be able to identify suitable acquisition targets or merger partners or buyers for dispositions or that, if identified, we will be able to agree to terms with merger partners, acquire these targets or make these dispositions on acceptable terms or on the desired timetable. There can also be no assurance that we will be successful in completing any acquisitions, mergers or dispositions that we announce, executing new business lines or models or integrating any acquired business into our overall operations. There is no guarantee that we will be able to operate acquired businesses successfully as stand-alone businesses, or that any such acquired business will operate profitably or will not otherwise have a material adverse effect on our business, results of operations and financial condition or materially harm our reputation. Further, we cannot be certain that key talented individuals at the business being acquired will continue to work for us after the acquisition or that they will be able to continue to successfully manage or have adequate resources to successfully operate any acquired business. In addition, certain of our newly and previously acquired dialysis centers and facilities have been in service for many years, which may result in a higher level of maintenance costs. Further, our facilities, equipment and information technology may need to be improved or renovated to maintain or increase operational efficiency, compete for patients and medical directors, or meet changing regulatory requirements. Increases in maintenance costs and capital expenditures could have a material adverse effect on our financial condition, results of operations and cash flows.
Businesses we acquire may have unknown or contingent liabilities or liabilities that are in excess of the amounts that we originally estimated, and may have other issues, including those related to internal controls over financial reporting or issues that could affect our ability to comply with healthcare laws and regulations and other laws applicable to our expanded business, which could harm our reputation. As a result, we cannot make any assurances that the acquisitions we consummate will be successful. Although we generally seek indemnification from the sellers of businesses we acquire for matters that are not properly disclosed to us, we are not always successful. In addition, even in cases where we are able to obtain indemnification, we may discover liabilities greater than the contractual limits, the amounts held in escrow for our benefit (if any), or the financial resources of the indemnifying party. In the event that we are responsible for liabilities substantially in excess of any amounts recovered through rights to indemnification or alternative remedies that might be available to us, or any applicable insurance, we could suffer severe consequences that could have a material adverse effect on our business, results of operations and financial condition.
Additionally, joint ventures, including our Asia Pacific joint venture, and minority investments inherently involve a lesser degree of control over business operations, thereby potentially increasing the financial, legal, operational and/or compliance risks associated with the joint venture or minority investment. In addition, we may be dependent on joint venture partners, controlling shareholders or management who may have business interests, strategies or goals that are inconsistent with ours. Business decisions or other actions or omissions of the joint venture partner, controlling shareholders or management may require us to make capital contributions or necessitate other payments, result in litigation or regulatory action against us, result in reputational harm to us or adversely affect the value of our investment or partnership. There can be no assurances that these joint ventures and/or minority investments, including our Asia Pacific joint venture, ultimately will be successful.
If we are unable to compete successfully, including implementing our growth strategy and/or retaining our physicians and patients, it could materially adversely affect our business, results of operations and financial condition.
Acquisitions, patient retention and medical director and physician retention are important parts of our growth strategy. We face intense competition from other companies for acquisition targets. In our U.S. dialysis business, we continue to face increased competition from large and medium-sized providers, among others, which compete directly with us for the limited acquisition targets as well as for individual patients and medical directors. In addition, we compete for individual patients, physicians and medical directors based in part on the quality of our facilities. Moreover, as we continue our international expansion into various international markets, we will continue to face competition from large and medium-sized providers, among others, for these acquisition targets as well. As we and our competitors continue to grow and open new dialysis centers, each center in the United States is required by applicable regulations to have a medical director, and we may not be able to retain an adequate number of nephrologists to serve as medical directors. Because of the ease of entry into the dialysis business and the ability of physicians to be medical directors for their own centers, competition in existing and expanding markets is not limited to large competitors with substantial financial resources. Individual nephrologists have opened their own dialysis units or facilities. There also has been increasing indications of interest from non-traditional dialysis providers and others to enter the dialysis space and/or develop innovative technologies or business activities that could be disruptive to the industry. Although these potential new competitors and others may face operational and/or financial challenges, if their efforts to offer dialysis services and/or develop innovative technology or business activities in the dialysis or pre-dialysis space are successful and we are unable to effectively compete, it could have a material adverse impact on our business, results of operations and financial condition. In addition, Fresenius USA, our largest competitor, manufactures a full line of dialysis supplies and equipment in addition to owning and operating dialysis centers. This may give it cost advantages over us because of its ability to manufacture its own products or prevent us from accessing existing or new technology on a cost-effective basis. See further discussion regarding risks associated with our suppliers under the heading below, "If certain of our suppliers do not meet our needs, if there are material price increases, if we are not reimbursed or adequately reimbursed for drugs we purchase or if we are unable to effectively access new technology or superior products, it could negatively impact our ability to effectively provide the services we offer and could have a material adverse effect on our business, results of operations and financial condition." If we are not able to effectively implement our growth strategy, including by making acquisitions at the desired pace or at all; if we are not able to continue to maintain the expected or desired level of non-acquired growth; if we face significant patient attrition to our competitors or as a result of new business activities, new technology or reduced prevalence of ESRD or other reductions in demand for dialysis treatments that we offer; or if physicians choose not to refer to our clinics, it could materially adversely affect our business, results of operations and financial condition.
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

DMG operates in a different line of business from our historical business, and we may not realize anticipated benefits from DMG.
DaVita Medical Group (DMG) operates in a different line of business from our historical business. We may not have the expertise, experience and resources to profitably pursue all of our businesses at once, and we may be unable to successfully and profitably operate all businesses in the combined company. The administration of DMG requires implementation of appropriate operations, management, forecasting, and financial reporting systems and controls, all of which pose challenges. The management of DMG requires and will continue to require the focused attention of our management team, including a significant commitment of its time and resources. The need for management to focus on these matters could have a material adverse effect on our business, results of operations and financial condition. If the DMG operations continue to be less profitable than we currently anticipate or we do not have the experience, the appropriate expertise or the resources to profitably pursue all businesses in the combined company, our results of operations and financial condition may be materially and adversely affected.
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
In addition to the above management arrangements, DMG has certain contractual rights relating to the orderly transfer of equity interests in certain of its associated physician groups through succession agreements and other arrangements with their physician equity holders. However, such equity interests cannot be transferred to or held by DMG or by any non-professional organization. Accordingly, neither DMG nor DMG's subsidiaries directly own any equity interests in any physician groups in California, Colorado, Nevada and Washington. The other DaVita entities operating in these and multiple other states have similar agreements and arrangements. In the event that any of these associated physician groups fail to comply with the management arrangement or any management arrangement is terminated and/or DMG or any of the other DaVita entities is unable to enforce its contractual rights over the orderly transfer of equity interests in its associated physician groups, such events could have a material adverse effect on the business, results of operations and financial condition of DMG and such other DaVita entities.
It is possible that a state regulatory agency or a court could determine that DMG's agreements with physician equity holders of certain managed California, Colorado, Nevada and Washington associated physician groups and the way DMG carries out these arrangements as described above, either independently or coupled with the management services agreements with such associated physician groups, are in violation of the corporate practice of medicine doctrine. As a result, these arrangements could be deemed invalid, potentially resulting in a loss of revenues and an adverse effect on results of operations derived from such associated physician groups. Such a determination could force a restructuring of DMG's management arrangements with associated physician groups in California, Colorado, Nevada and/or Washington, which might include revisions of the management services agreements, including a modification of the management fee and/or establishing an alternative structure that would permit DMG to contract with a physician network without violating the corporate practice of medicine prohibition. There can be no assurance that such a restructuring would be feasible, or that it could be accomplished within a reasonable time frame without a material adverse effect on DMG's business, results of operations and financial condition. These same risks exist for the other DaVita entities utilizing similar structures.
In December 2013, DaVita Health Plan of California, Inc. (DHPC) obtained a restricted Knox-Keene license in California, which permits DHPC to contract with health plans in California to accept global risk without violating the corporate practice of medicine prohibition. However, DMG and DMG's Colorado, Nevada and Washington associated physician groups, as well as those physician equity holders of associated physician groups who are subject to succession agreements with DMG, could be subject to criminal or civil penalties or an injunction if they are found to be practicing medicine without a license or aiding and abetting the unlicensed practice of medicine.
The level of our current and future debt could have an adverse impact on our business and our ability to generate cash to service our indebtedness and for other intended purposes depends on many factors beyond our control.
We have substantial debt outstanding, we recently incurred a substantial amount of additional debt in connection with our entry into the Increase Joinder Agreement, and we may continue to incur additional indebtedness in the future. If we are unable to generate sufficient cash to service our substantial indebtedness and for other intended purposes, it could, for example:

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
If the pending sale of DMG closes, our cash flows will be reduced accordingly. We cannot provide assurances that our business will generate sufficient cash flows from operations in the future or that future borrowings will be available to us in an amount sufficient to enable us to service our indebtedness or to fund other liquidity needs, including those described above. In that regard, approximately $1.645 billion of indebtedness under secured credit facilities will become due and payable in June 2019 at its stated maturity. Although we plan to seek replacement secured credit facilities to refinance that indebtedness as it becomes due there can be no assurance that we will be able to do so on terms we consider acceptable or at all. If we are unable to generate sufficient funds to service our outstanding indebtedness or to meet our other liquidity needs, including the intended purposes described above, we would be required to refinance, restructure, or otherwise amend some or all of such obligations, sell assets, change our intended or announced uses or strategy for capital deployment, including for stock repurchases, reduce capital expenditures or planned expansions or raise additional cash through the sale of our equity. In addition, if we are unable to refinance or repay our indebtedness as it becomes due and payable from time to time (including the approximate $1.645 billion of secured indebtedness that becomes due in June 2019), we may seek waivers or extensions from the applicable lenders but there can be no assurance that those would be granted, in which case we would have to seek other sources of financing to repay that indebtedness, which might include sales of assets or equity securities or some of the other strategies discussed above. We cannot make any assurances that any such refinancing, restructurings, sales of assets, or issuances of equity can be accomplished, that any such waivers or extensions from lenders can be obtained or, if accomplished or obtained, will be on favorable terms or would raise sufficient funds to meet these obligations or our other liquidity needs. Any failure to pay our indebtedness when due could trigger cross default or cross acceleration provisions in our other debt instruments, thereby permitting the holders of that other indebtedness to demand immediate repayment, and, in the case of secured indebtedness, would generally permit the holders of that indebtedness to possess and sell the collateral to satisfy our obligations.
The borrowings under our senior secured credit facilities are guaranteed by a substantial portion of our direct and indirect wholly owned domestic subsidiaries, including certain of DMG's subsidiaries, and are secured by a substantial portion of our and our subsidiaries' assets, including those of certain of DMG's subsidiaries. If the pending sale of DMG closes, we will have fewer assets with which to secure future debt or refinance or restructure existing debt. This will likely reduce the total amount of secured debt that we will be able to incur and may increase the interest rate we are required to pay on our existing secured debt and any secured debt we issue in the future. In addition, by reducing the amount of assets available to meet the claims of our secured creditors, it may also adversely affect the interest rates on our existing unsecured debt and any unsecured debt we issue in the future.
For additional details regarding specific risks we face regarding the pending sale of DMG, see the discussion in the risk factors under the heading “Risk factors related to the sale of DMG.”
We may be subject to liability claims for damages and other expenses that are not covered by insurance or exceed our existing insurance coverage that could have a material adverse effect on our business, results of operations, financial condition and reputation.
Our operations and how we manage our Company may subject us, as well as our officers and directors to whom we owe certain defense and indemnity obligations, to litigation and liability for damages. Our business, profitability and growth prospects could suffer if we face negative publicity or we pay damages or defense costs in connection with a claim that is outside the scope or limits of coverage of any applicable insurance coverage, including claims related to adverse patient events, contractual disputes, professional and general liability and directors' and officers' duties. In addition, we have received notices of claims from commercial payors and other third parties, as well as subpoenas and CIDs from the federal government, related to our business practices, including our historical billing practices and the historical billing practices of acquired businesses. Although the ultimate outcome of these claims cannot be predicted, an adverse result with respect to one or more of these claims could have a material adverse effect on our business, results of operations and financial condition. We maintain insurance coverage for those risks we deem are appropriate to insure against and make determinations about whether to self-insure as to other risks or layers of coverage. However, a successful claim, including a professional liability, malpractice or negligence claim which is in excess of any applicable insurance coverage, or that is subject to our self-insurance retentions, could have a material adverse effect on our business, results of operations, financial condition and reputation. Additionally, as a result of the broad scope of our DMG division's medical practice, we are exposed to medical malpractice claims, as well as claims for damages and other expenses, that may not be covered by insurance or for which adequate limits of insurance coverage may not be available.
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
If we fail to successfully maintain an effective internal control over financial reporting, the integrity of our financial reporting could be compromised, which could have a material adverse effect on our ability to accurately report our financial results and the market's perception of our business and our stock price.
The integration of acquisitions and addition of new business lines into our internal control over financial reporting has required and will continue to require significant time and resources from our management and other personnel and has increased and will continue to, increase our compliance costs. Failure to maintain an effective internal control environment could have a material adverse effect on our ability to accurately report our financial results and the market's perception of our business and our stock price. In addition, we could be required to restate our financial results in the event of a significant failure of our internal control over financial reporting or in the event of inappropriate application of accounting principles.

Deterioration in economic conditions and further disruptions in the financial markets could have a material adverse effect on our business, results of operations and financial condition.
Deterioration in economic conditions could have a material adverse effect on our business, results of operations and financial condition. Among other things, the potential decline in federal and state revenues that may result from such conditions may create additional pressures to contain or reduce reimbursements for our services from Medicare, Medicaid and other government sponsored programs. Increases in job losses in the U.S. as a result of adverse economic conditions has and may continue to result in a smaller percentage of our patients being covered by an employer group health plan and a larger percentage being covered by lower paying Medicare and Medicaid programs. Employers may also select more restrictive commercial plans with lower reimbursement rates. To the extent that payors are negatively impacted by a decline in the economy, we may experience further pressure on commercial rates, a further slowdown in collections and a reduction in the amounts we expect to collect. In addition, uncertainty in the financial markets could adversely affect the variable interest rates payable under our credit facilities or could make it more difficult to obtain or renew such facilities or to obtain other forms of financing in the future, if at all. For additional information regarding the risks related to our indebtedness, see the discussion in the risk factor above under the heading "The level of our current and future debt could have an adverse impact on our business and our ability to generate cash to service our indebtedness and for other intended purposes depends on many factors beyond our control." Any or all of these factors, as well as other consequences of a deterioration in economic conditions which cannot currently be anticipated, could have a material adverse effect on our business, results of operations and financial condition.
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
From time to time, changes in tax laws or regulations may be proposed or enacted that could adversely affect our overall tax liability. For example, the recent U.S. tax legislation enacted on December 22, 2017, represents a significant overhaul of the U.S. federal tax code. This tax legislation significantly reduced the U.S. statutory corporate tax rate and made other changes that have and will reduce our effective U.S. federal tax rate in current and future periods. However, the tax legislation also included a number of provisions, including, but not limited to, the limitation or elimination of various deductions or credits (including for interest expense and for performance-based compensation under Section 162(m)), the imposition of taxes on certain cross-border payments or transfers, the changing of the timing of the recognition of certain income and deductions or their character, and the limitation of asset basis under certain circumstances, any of which could significantly and adversely affect our U.S. federal income tax position. The legislation also made significant changes to the tax rules applicable to insurance companies and other entities with which we do business. The estimated impact of the new law is based on management's current knowledge and assumptions. We are continuing to evaluate the overall impact of this tax legislation on our operations and U.S. federal and state income tax position. The actual impact of the new law could be materially different from our current estimates based on our actual results, or our further analysis of the new law or any guidance and regulations that may be issued in the future. There can be no assurance that changes in tax laws or regulations, both within the U.S. and the other jurisdictions in which we operate, will not materially and adversely affect our effective tax rate, tax payments, financial condition and results of operations. Similarly, changes in tax laws and regulations that impact our patients, business partners and counterparties or the economy generally may also impact our financial condition and results of operations.
In addition, tax laws and regulations are complex and subject to varying interpretations, and any significant failure to comply with applicable tax laws and regulations in all relevant jurisdictions could give rise to substantial penalties and liabilities. We are regularly subject to audits by tax authorities and, although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. Any changes in enacted tax laws (such as the recent U.S. tax legislation), rules or regulatory or judicial interpretations; any adverse development or outcome in connection with tax audits in any jurisdiction; or any change in the pronouncements relating to accounting for income taxes could materially and adversely impact our effective tax rate, tax payments, financial condition and results of operations.
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
We are continuing to expand our operations by offering our services and entering new lines of business in certain markets outside of the U.S., which increases our exposure to the inherent risks of doing business in international markets. Depending on the market, these risks include those relating to:

•	changes in the local economic environment;

•	political instability, armed conflicts or terrorism;

•	social changes;

•	intellectual property legal protections and remedies;

•	trade regulations;

•	procedures and actions affecting approval, production, pricing, reimbursement and marketing of products and services;

•	foreign currency;

•	repatriating or moving to other countries cash generated or held abroad, including considerations relating to tax-efficiencies and changes in tax laws;

•	export controls;

•	lack of reliable legal systems which may affect our ability to enforce contractual rights;

•	changes in local laws or regulations, or interpretation or enforcement thereof;

•	potentially longer ramp-up times for starting up new operations and for payment and collection cycles;

•	financial and operational, and information technology systems integration;

•
failure to comply with U.S. laws, such as the FCPA, or local laws that prohibit us, our partners, or our partners' or our agents or intermediaries from making improper payments to foreign officials or any third party for the purpose of obtaining or retaining business; and

•	data and privacy restrictions.
Issues relating to the failure to comply with applicable non-U.S. laws, requirements or restrictions may also impact our domestic business and/or raise scrutiny on our domestic practices.
Additionally, some factors that will be critical to the success of our international business and operations will be different than those affecting our domestic business and operations. For example, conducting international operations requires us to devote significant management resources to implement our controls and systems in new markets, to comply with local laws and regulations, including to fulfill financial reporting requirements, and to overcome the numerous new challenges inherent in managing international operations, including those based on differing languages, cultures and regulatory environments, and those related to the timely hiring, integration and retention of a sufficient number of skilled personnel to carry out operations in an environment with which we are not familiar.
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
Risk factors related to the sale of DMG:
The announcement and pendency of the sale of DMG has adversely affected and may continue to adversely affect our business, results of operations and financial condition.
The announcement and pending sale of DMG has been and may continue to be disruptive to our business and has adversely affected and may continue to adversely affect our relationships with current and prospective teammates, patients, physicians, payors, suppliers and other business partners. Uncertainties related to the pending sale of DMG have impaired and may continue to impair our ability to attract, retain and motivate key personnel and have caused and could continue to cause suppliers and other business partners to defer entering into contracts with us or seek to change existing business relationships with us. The loss or deterioration of significant business and operational relationships could have an adverse effect on our business, results of operations and financial condition. In addition, activities relating to the pending sale and related uncertainties have diverted and could continue to divert the attention of our management and other teammates from our day-to-day business or disrupt our operations in preparation for and during the post-closing separation of DMG. It is also possible that we could have stranded costs following the closing of the pending sale, which could be material. If we are unable to effectively manage these risks, our business, results of operations and financial condition may be adversely affected.
If we fail to complete the proposed sale of DMG, if there is a significant delay in completing the sale, or if there is a modification in the terms of the sale, our business, results of operations, financial condition and stock price may be materially adversely affected.
The completion of the proposed sale of DMG is subject to customary closing conditions, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), and the approval of a notice of material modification by the California Department of Managed Health Care. On March 12, 2018, the Company received a request for additional information and documentary materials (commonly referred to as a “second request”) from the United State Federal Trade Commission (“FTC”) under the HSR Act in connection with the FTC’s review of the proposed sale of DMG. If any condition to the closing of the sale of DMG is neither satisfied nor, where permissible, waived, we may be unable to complete the disposition or complete the disposition on the terms set forth in the equity purchase agreement. In addition, satisfying the closing conditions to the sale of DMG may take longer than expected. In connection with the required regulatory approvals of the sale of DMG, regulators may impose material conditions, terms, obligations, costs or restrictions, including making their approval subject to the disposition of certain assets, which could delay completion of the transaction, or if such approvals or consents are not obtained, could prevent completion of the transaction. There can be no assurance that all of the closing conditions will be satisfied or waived or that other events will not intervene to delay the sale of DMG or result in a failure to close the DMG sale on the terms set forth in the equity purchase agreement, or at all. In addition, either we or Optum may terminate the equity purchase agreement if, among other things, the sale has not been consummated prior to December 31, 2018 (subject to a six-month extension that can be exercised unilaterally by either party). If the equity purchase agreement is terminated and our Board of Directors seeks an alternative transaction or another acquiror for the sale of the DMG business, we may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the equity purchase agreement with Optum, or at all. In the third quarter of 2018, we recognized a valuation adjustment with respect to the DMG business based on an updated assessment of fair value, which includes inputs such as the transaction itself, risks and timing, and performance of the business, and we may recognize additional valuation adjustments related to DMG in the future.
If the sale of DMG is not completed for any reason, investor confidence could decline. A failed transaction may result in negative publicity, protracted litigation, and may affect our relationships with teammates, patients, physicians, payors, suppliers, regulators and other business partners. In addition, in the event of a failed transaction, we will have expended significant management resources in an effort to complete the sale, and we will have incurred significant transaction costs, including legal fees, financial advisor fees and other related costs, without any commensurate benefit. Furthermore, we have incurred additional debt in anticipation of receiving the sale proceeds but there can be no assurances that we will receive the anticipated sale proceeds to repay such debt. Accordingly, if the proposed sale of DMG is not completed on the terms set forth in the equity purchase agreement or at all, or if there is a significant delay in completing the sale, our business, results of operations, financial condition and stock price may be materially adversely affected.

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
Under the terms of the equity purchase agreement, we are subject to certain contractual restrictions while the sale of DMG is pending that, in some cases, could have a material adverse effect on our business, results of operations and financial condition.
Under the terms of the equity purchase agreement, we are subject to certain restrictions on the conduct of the DMG business prior to completing the sale of DMG, which have adversely affected and may continue to adversely affect our ability to execute certain of our business strategies, including the ability in certain cases to enter into or amend contracts, acquire or dispose of assets, incur indebtedness or incur capital expenditures. Such limitations have negatively affected and could continue to negatively affect our business and operations prior to the completion of the sale of DMG. Each of these risks may be exacerbated by delays or other adverse developments with respect to the completion of the sale of DMG.
Risk factors related to our U.S. dialysis and related lab services, ancillary services and strategic initiatives:
If patients in commercial plans are subject to restriction in plan designs or the average rates that commercial payors pay us decline significantly, it would have a material adverse effect on our business, results of operations and financial condition.
Approximately 31% of our U.S. dialysis and related lab services net revenues for the nine months ended September 30, 2018, were generated from patients who have commercial payors (including hospital dialysis services) as their primary payor. The majority of these patients have insurance policies that pay us on terms and at rates that are generally significantly higher than Medicare rates. The payments we receive from commercial payors generate nearly all of our profit and all of our nonacute dialysis profits come from commercial payors. We continue to experience downward pressure on some of our commercial payment rates as a result of general conditions in the market, including as employers shift to less expensive options for medical services, recent and future consolidations among commercial payors, increased focus on dialysis services and other factors. In addition, many commercial payors that sell individual plans both on and off exchange have publicly announced losses in the marketplace. These payors may seek discounts on rates for marketplace plans on and off exchange. Commercial payment rates could be materially lower in the future.
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

A number of commercial payors have incorporated policies into their provider manuals limiting or refusing to accept charitable premium assistance from non-profit organizations, such as the American Kidney Fund, which may impact the number of patients who are able to afford commercial plans. Paying for coverage is a significant financial burden for many patients, and ESRD disproportionately affects the low-income population. Charitable premium assistance supports continuity of coverage and access to care for patients, many of whom are unable to continue working full-time as a result of their severe condition. A material restriction in patients' ability to access charitable premium assistance may restrict the ability of dialysis patients to obtain and maintain optimal insurance coverage, and may adversely impact a large number of dialysis centers across the U.S. by making certain centers economically unviable, and may have a material adverse effect on our business, results of operations and financial condition.
We also believe commercial payors have or will begin to restructure their benefits to create disincentives for patients to stay with commercial insurance or to select or remain with out-of-network providers. In addition, payors may seek to decrease payment rates for out-of-network providers. Decreases in the number of patients with commercial plans, decreases in out-of-network rates and restrictions on out-of-network access, our turning away new patients in instances where we are unable to come to agreement with commercial payors on rates, new business activities of commercial payors, or decreases in contracted rates could result in a significant decrease in our overall revenues derived from commercial payors. If the average rates that commercial payors pay us decline significantly, or if we see a decline in commercial patients, it would have a material adverse effect on our business, results of operations and financial condition. For additional details regarding specific risks we face regarding regulatory changes that could result in fewer patients covered under commercial plans or an increase of patients covered under more restrictive commercial plans with lower reimbursement rates, see the discussion in the risk factor under the heading "Changes in federal and state healthcare regulations could have a material adverse effect on our business, financial condition and results of operations."
If the number of patients with higher-paying commercial insurance declines, it could have a material adverse effect on our business, results of operations and financial condition.
Our revenue levels are sensitive to the percentage of our patients with higher-paying commercial insurance coverage. A patient's insurance coverage may change for a number of reasons, including changes in the patient's or a family member's employment status. Any changes impacting our highest paying commercial payors will have a disproportionate impact on us. In addition, many patients with commercial and government insurance rely on financial assistance from charitable organizations, such as the American Kidney Fund. Certain payors have challenged our patients' and other providers' patients' ability to utilize assistance from charitable organizations for the payment of premiums, including through litigation and other legal proceedings. Regulators have also questioned the use of charitable premium assistance for ESRD patients. CMS or another regulatory agency or legislative authority may issue a new rule or guidance that challenges charitable premium assistance. If any of these challenges to kidney patients' use of premium assistance are successful or restrictions are imposed on the use of financial assistance from such charitable organizations such that kidney patients are unable to obtain, or continue to receive or receive for a limited duration, such financial assistance, it could have a material adverse effect on our business, results of operations and financial condition. In addition, if our assumptions about how kidney patients will respond to any change in financial assistance from charitable organizations are incorrect, it could have a material adverse effect on our business, results of operations and financial condition.
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
Approximately 44% of our U.S. dialysis and related lab services net revenues for the nine months ended September 30, 2018, were generated from patients who have Medicare as their primary payor. For patients with Medicare coverage, all ESRD payments for dialysis treatments are made under a single bundled payment rate which provides a fixed payment rate to encompass all goods and services provided during the dialysis treatment that are related to the treatment of dialysis, including pharmaceuticals that were historically separately reimbursed to the dialysis providers, such as erythropoietin (EPO), vitamin D analogs and iron supplements, irrespective of the level of pharmaceuticals administered or additional services performed, except in the case of calcimimetics, which are subject to a transitional drug add-on payment adjustment for the Medicare Part B ESRD payment. Most lab services are also included in the bundled payment. Under the ESRD PPS, the bundled payments to a dialysis facility may be reduced by as much as 2% based on the facility's performance in specified quality measures set annually by CMS through the ESRD Quality Incentive Program, which was established by the Medicare Improvements for Patients and Providers Act of 2008. The bundled payment rate is also adjusted for certain patient characteristics, a geographic usage index and certain other factors. In addition, the ESRD PPS is subject to rebasing, which can have a positive financial effect, or a negative one if the government fails to rebase in a manner that adequately addresses the costs borne by dialysis facilities. Similarly, as new drugs, services or labs are added to the ESRD bundle, CMS' failure to adequately calculate the costs associated with the drugs, services or labs could have a material adverse effect on our business, results of operations and financial condition.
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

•
Risk that increases in our operating costs will outpace the Medicare rate increases we receive. We expect operating costs to continue to increase due to inflationary factors, such as increases in labor and supply costs, including increases in maintenance costs and capital expenditures to improve, renovate and maintain our facilities, equipment and information technology to meet changing regulatory requirements and business needs, regardless of whether there is a compensating inflation-based increase in Medicare payment rates or in payments under the bundled payment rate system.

•
Risk of federal budget sequestration cuts. As a result of the Budget Control Act of 2011 and the BBA, an annual 2% reduction to Medicare payments took effect on April 1, 2013, and has been extended through 2027. These across-the-board spending cuts have affected and will continue to adversely affect our business, results of operations and financial condition.

•
Risk that failure to adequately develop and maintain our clinical systems or failure of our clinical systems to operate effectively could have a material adverse effect on our business, results of operations and financial condition. For example, in connection with claims for which at least part of the government's payments to us is based on clinical performance or patient outcomes or co-morbidities, if our clinical systems fail to accurately capture the data we report to CMS or we otherwise have data integrity issues with respect to the reported information, we might be over-reimbursed by the government, which could subject us to certain liability. For example, CMS published a final rule that implemented a provision of the ACA, requiring providers to report and return Medicare and Medicaid overpayments within the later of (a) 60 days after the overpayment is identified, or (b) the date any corresponding cost report is due, if applicable. An overpayment impermissibly retained under this statute could subject us to liability under the FCA, exclusion from participation in the federal healthcare programs, and penalties under the federal Civil Monetary Penalty statute and could adversely impact our reputation.

For additional details regarding the risks we face for failing to adhere to our Medicare and Medicaid regulatory compliance obligations, see the risk factor above under the heading "If we fail to adhere to all of the complex government laws and regulations that apply to our business, we could suffer severe consequences that could have a material adverse effect on our business, results of operations, financial condition, reputation and stock price."
Changes in state Medicaid or other non-Medicare government-based programs or payment rates could have a material adverse effect on our business, results of operations and financial condition.
Approximately 25% of our U.S. dialysis and related lab services net revenues for the nine months ended September 30, 2018, were generated from patients who have state Medicaid or other non-Medicare government-based programs, such as coverage through the Department of Veterans Affairs (VA), as their primary coverage. As state governments and other governmental organizations face increasing budgetary pressure, we may in turn face reductions in payment rates, delays in the receipt of payments, limitations on enrollee eligibility or other changes to the applicable programs. For example, certain state Medicaid programs and the VA have recently considered, proposed or implemented payment rate reductions.
The VA adopted Medicare's bundled PPS pricing methodology for any veterans receiving treatment from non-VA providers under a national contracting initiative. Since we are a non-VA provider, these reimbursements are tied to a percentage of Medicare reimbursement, and we have exposure to any dialysis reimbursement changes made by CMS. Approximately 3% of our dialysis services revenues for the nine months ended September 30, 2018 were generated by the VA.
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
State Medicaid programs are increasingly adopting Medicare-like bundled payment systems, but sometimes these payment systems are poorly defined and are implemented without any claims processing infrastructure, or patient or facility adjusters. If these payment systems are implemented without any adjusters and claims processing infrastructure, Medicaid payments will be substantially reduced and the costs to submit such claims may increase, which will have a negative impact on our business, results of operations and financial condition. In addition, some state Medicaid program eligibility requirements mandate that citizen enrollees in such programs provide documented proof of citizenship. If our patients cannot meet these proof of citizenship documentation requirements, they may be denied coverage under these programs, resulting in decreased patient volumes and revenue. These Medicaid payment and enrollment changes, along with similar changes to other non-Medicare government programs could reduce the rates paid by these programs for dialysis and related services, delay the receipt of payment for services provided and further limit eligibility for coverage which could have a material adverse effect on our business, results of operations and financial condition.
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
We may be subject to increased inquiries or audits from a variety of governmental bodies or claims by third parties related to pharmaceuticals, which would require management's attention and could result in significant legal expense. Any negative findings could result in substantial financial penalties or repayment obligations, the imposition of certain obligations on and changes to our practices and procedures as well as the attendant financial burden on us to comply with the obligations, or exclusion from future participation in the Medicare and Medicaid programs, and could have a material adverse effect on our business, results of operations and financial condition.
If we fail to comply with our Corporate Integrity Agreement, we could be subject to substantial penalties and exclusion from participation in federal healthcare programs that could have a material adverse effect on our business, results of operations and financial condition.
In October 2014, we entered into a Settlement Agreement with the United States and relator David Barbetta to resolve the then pending 2010 and 2011 U.S. Attorney physician relationship investigations and paid $406 million in settlement amounts, civil forfeiture, and interest to the United States and certain states. In connection with the resolution of these matters, and in exchange for the OIG's agreement not to exclude us from participating in the federal healthcare programs, we have entered into a five-year CIA with the OIG. The CIA (i) requires that we maintain certain elements of our compliance programs; (ii) imposes certain expanded compliance-related requirements during the term of the CIA; (iii) requires ongoing monitoring and reporting by an independent monitor, imposes certain reporting, certification, records retention and training obligations, allocates certain oversight responsibility to the Board's Compliance Committee, and necessitates the creation of a Management Compliance Committee and the retention of an independent compliance advisor to the Board; and (iv) contains certain business restrictions related to a subset of our joint venture arrangements, including our agreeing to (1) unwind 11 joint venture transactions that were created through partial divestitures to, or partial acquisitions from, nephrologists, and that cover 26 of our 2,119 clinics that existed at the time we entered into the Settlement Agreement, all of which have been completed, (2) not enter into certain types of partial divestiture joint venture transactions with nephrologists during the term of the CIA, (3) non-enforcement of certain patient-related non-solicitation restrictions, and (4) certain other restrictions. The costs associated with compliance with the CIA could be substantial and may be greater than we currently anticipate. In addition, in the event of a breach of the CIA, we could become liable for payment of certain stipulated penalties, and could be excluded from participation in federal healthcare programs. The OIG has notified us in the past that it considered us to be in breach of the CIA, and we cannot provide any assurances that we may not be found in breach of the CIA in the future. In general, the costs associated with compliance with the CIA, or any liability or consequences associated with a breach, could have a material adverse effect on our business, results of operations and financial condition. For our domestic dialysis business, we are required under the CIA to report to the OIG (i) probable violations of criminal, civil or administrative laws applicable to any federal health care program for which penalties or exclusions may be authorized under applicable laws and regulations; (ii) substantial overpayments of amounts of money we have received in excess of the amounts due and payable under the federal healthcare program requirements; and (iii) employment of or contracting with individuals ineligible from participating in the federal healthcare programs (we refer to these collectively as Reportable Events). We have provided the OIG notice of Reportable Events, and we may identify and report additional events in the future. If any of our operations are found to violate government laws and regulations, we could suffer severe consequences that could have a material adverse effect on our business, results of operations, financial condition, reputation and stock price, including those consequences described under the risk factor "If we fail to adhere to all of the complex government laws and regulations that apply to our business, we could suffer severe consequences that could have a material adverse effect on our business, results of operations, financial condition, reputation and stock price."

Delays in state Medicare and Medicaid certification or other licensing and/or anything impacting the licensing of our dialysis centers could adversely affect our business, results of operations and financial condition.
Before we can begin billing for patients treated in our outpatient dialysis centers who are enrolled in government-based programs, we are required to obtain state and federal certification for participation in the Medicare and Medicaid programs. As state agencies responsible for surveying dialysis centers on behalf of the state and Medicare program face increasing budgetary pressure, certain states are having difficulty keeping up with certifying dialysis centers in the normal course resulting in significant delays in certification. If state governments continue to have difficulty keeping up with certifying new centers in the normal course and we continue to experience significant delays in our ability to treat and bill for services provided to patients covered under government programs, it could cause us to incur write-offs of investments or accelerate the recognition of lease obligations in the event we have to close centers or our centers' operating performance deteriorates, and it could have an adverse effect on our business, results of operations and financial condition. Although the BBA passed in February 2018 allows organizations approved by the Department of Health and Human Services (HHS) to accredit dialysis facilities and imposes certain timing requirements regarding the initiation of initial surveys to determine if certain conditions and requirements for payment have been satisfied, we cannot predict the ultimate impact of these changes. In addition to certifications for Medicare and Medicaid, some states have licensing requirements for ESRD facilities. Delays in licensure, denials of licensure, or withdrawal of licensure could also adversely affect our business, results of operations and financial condition.
If our joint ventures were found to violate the law, we could suffer severe consequences that would have a material adverse effect on our business, results of operations and financial condition.
As of September 30, 2018, we owned a controlling interest in numerous dialysis-related joint ventures, which represented approximately 25% of our net U.S. dialysis and related lab services net revenues for the nine months ended September 30, 2018. In addition, we also owned noncontrolling equity investments in several other dialysis related joint ventures. We may continue to increase the number of our joint ventures. Many of our joint ventures with physicians or physician groups also have certain physician owners providing medical director services to centers we own and operate. Because our relationships with physicians are governed by the federal and state anti-kickback statutes, we have sought to structure our joint venture arrangements to satisfy as many federal safe harbor requirements as we believe are commercially reasonable. Our joint venture arrangements do not satisfy all of the elements of any safe harbor under the federal Anti-Kickback Statute, however, and therefore are susceptible to government scrutiny. For example, in October 2014, we entered into a settlement agreement to resolve the then pending 2010 and 2011 U.S. Attorney physician relationship investigations regarding certain of our joint ventures and paid $406 million in settlement amounts, civil forfeiture, and interest to the United States and certain states. For further details on the settlement agreement, see "If we fail to comply with our Corporate Integrity Agreement, we could be subject to substantial penalties and exclusion from participation in federal healthcare programs that could have a material adverse effect on our business, results of operations and financial condition".
There are significant risks associated with estimating the amount of dialysis revenues and related refund liabilities that we recognize, and if our estimates of revenues and related refund liabilities are materially inaccurate, it could impact the timing and the amount of our revenues recognition or have a material adverse effect on our business, results of operations and financial condition.
There are significant risks associated with estimating the amount of U.S. dialysis and related lab services revenues and related refund liabilities that we recognize in a reporting period. The billing and collection process is complex due to ongoing insurance coverage changes, geographic coverage differences, differing interpretations of contract coverage and other payor issues. Determining applicable primary and secondary coverage for approximately 200,800 U.S. patients at any point in time, together with the changes in patient coverage that occur each month, requires complex, resource-intensive processes. Errors in determining the correct coordination of benefits may result in refunds to payors. Revenues associated with Medicare and Medicaid programs are also subject to estimating risk related to the amounts not paid by the primary government payor that will ultimately be collectible from other government programs paying secondary coverage, the patient's commercial health plan secondary coverage or the patient. Collections, refunds and payor retractions typically continue to occur for up to three years and longer after services are provided. We generally expect our range of U.S. dialysis and related lab services revenues estimating risk to be within 1% of net revenues for the segment. If our estimates of U.S. dialysis and related lab services revenues and related refund liabilities are materially inaccurate, it could impact the timing and the amount of our revenues recognition and have a material adverse impact on our business, results of operations and financial condition.

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
Our ancillary services and strategic initiatives are subject to many of the same risks, regulations and laws, as described in the risk factors related to our dialysis business set forth in this Part II, Item 1A, and are also subject to additional risks, regulations and laws specific to the nature of the particular strategic initiative. We expect to add additional service offerings to our business and pursue additional strategic initiatives in the future as circumstances warrant, which could include healthcare services not related to dialysis. Many of these initiatives require or would require investments of both management and financial resources and can generate significant losses for a substantial period of time and may not become profitable in the expected timeframe or at all. There can be no assurance that any such strategic initiative will ultimately be successful. Any significant change in market conditions, or business performance, or in the political, legislative or regulatory environment, may impact the economic viability of any of these strategic initiatives. For example, recent changes in the oral pharmacy space, including reimbursement rate pressures, have negatively impacted the economics of our pharmacy services business. As a result, we are transitioning the customer service and fulfillment functions of this business to third parties and are winding down our distribution operation, which will result in a decrease in revenues and costs. We expect to continue to incur losses for these operations as we continue the transition and wind-down in the fourth quarter of 2018. In the nine months ended September 30, 2018, we recognized restructuring charges of $11 million and incurred asset impairment charges of $17 million related to the restructuring of our pharmacy business. We expect to incur additional restructuring charges in the remainder of 2018 related to this plan.
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
Our medical director contracts are for fixed periods, generally ten years, and at any given time a large number of them could be up for renewal at the same time. Medical directors have no obligation to extend their agreements with us and, under certain circumstances, our former medical directors may choose to provide medical director services for competing providers or establish their own dialysis centers in competition with ours. Neither our current nor former medical directors have an obligation to refer their patients to our centers.
The aging of the nephrologist population and opportunities presented by our competitors may negatively impact a medical director's decision to enter into or extend his or her agreement with us. Moreover, different affiliation models in the changing healthcare environment that limit a nephrologist's choice in where he or she can refer patients, such as an increase in the number of physicians becoming employed by hospitals or a perceived decrease in the quality of service levels at our centers, may limit a nephrologist's ability or desire to refer patients to our centers or otherwise negatively impact treatment volumes.
In addition, we may take actions to restructure existing relationships or take positions in negotiating extensions of relationships to assure compliance with the federal Anti-Kickback Statute, Stark Law and other similar laws. If the terms of any existing agreement are found to violate applicable laws, we may not be successful in restructuring the relationship, which could lead to the early termination of the agreement. These actions, in an effort to comply with applicable laws and regulations, could negatively impact the decision of physicians to extend their medical director agreements with us. If we are unable to obtain qualified medical directors to provide supervision of the operations and care provided at our dialysis centers, it could affect physicians' desire to refer patients to our dialysis centers. If a significant number of physicians were to cease referring patients to our dialysis centers, it would have a material adverse effect on our business, results of operations and financial condition.

If our labor costs continue to rise, including due to shortages, changes in certification requirements and higher than normal turnover rates in skilled clinical personnel, or currently pending or future rules, regulations or initiatives impose additional requirements or limitations on our operations or profitability, or, if we are unable to attract and retain key leadership talent, we may experience disruptions in our business operations and increases in operating expenses, among other things, which could have a material adverse effect on our business, results of operations and financial condition.
We face increasing labor costs generally, and in particular, we face increased labor costs and difficulties in hiring nurses due to a nationwide shortage of skilled clinical personnel. We compete for nurses with hospitals and other healthcare providers. This nursing shortage may limit our ability to expand our operations. Furthermore, changes in certification requirements can impact our ability to maintain sufficient staff levels, including to the extent our teammates are not able to meet new requirements, among other things. In addition, if we experience a higher than normal turnover rate for our skilled clinical personnel, our operations and treatment growth may be negatively impacted, which could adversely affect our business, results of operations and financial condition. We also face competition in attracting and retaining talent for key leadership positions. If we are unable to attract and retain qualified individuals, we may experience disruptions in our business operations, including our ability to achieve strategic goals, which could have a material adverse affect on our business, results of operations and financial condition.
In addition, proposed ballot initiatives or referendums, legislation, regulations or policy changes could cause us to incur substantial costs to challenge and prepare for and, if implemented, impose additional requirements on our operations, including increases in the required staffing levels or staffing ratios for clinical personnel, minimum transition times between treatments, limits on how much patients may be charged for care, limitations as to the amount that can be spent on certain medical costs, and a ceiling on the percent of profit for such care. Changes such as those mandated by proposed ballot initiatives or referendums, legislation, regulations or policy changes could materially reduce our revenues and increase our operating expense and impact our ability to staff our clinics to any new, elevated staffing levels, in particular given the ongoing nationwide shortage of healthcare workers, especially nurses. Any of these events or circumstances could materially reduce our revenues and increase our operating and other costs, require us to close or consolidate existing dialysis centers, postpone or not build new dialysis centers, reduce shifts or negatively impact employee relations, treatment growth and productivity, and could have a material adverse effect on our business, results of operations and financial condition. For additional information on these risks, see "Changes in federal and state health regulations could have a material adverse effect on our business, financial condition and results of operations."
Our business is labor intensive and could be materially adversely affected if we are unable to attract and retain employees or if union organizing activities or legislative or other changes result in significant increases in our operating costs or decreases in productivity.
Our business is labor intensive, and our financial and operating results have been and continue to be subject to variations in labor-related costs, productivity and the number of pending or potential claims against us related to labor and employment practices. Political or other efforts at the national or local level could result in actions or proposals that increase the likelihood or success of union organizing activities at our facilities and ongoing union organizing activities at our facilities could continue or increase for other reasons. We could experience an upward trend in wages and benefits and labor and employment claims, including the filing of class action suits, or adverse outcomes of such claims, or face work stoppages. In addition, we are and may continue to be subject to targeted corporate campaigns by union organizers in response to which we have been and may continue to be required to expend substantial resources, both time and financial. Any of these events or circumstances could have a material adverse effect on our employee relations, treatment growth, productivity, business, results of operations and financial condition.
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
As a participant in the healthcare industry, DMG is subject to many of the same risks as our dialysis business is, as described in the risk factors set forth above in this Part II, Item 1A, any of which could have a material adverse effect on DMG's business, results of operations and financial condition.
Under most of DMG's agreements with health plans, DMG assumes some or all of the risk that the cost of providing services will exceed its compensation.
Approximately 84% of DMG's revenue for the nine months ended September 30, 2018 is derived from fixed per member per month (PMPM) fees paid by health plans under capitation agreements with DMG or its associated physician groups. While there are variations specific to each arrangement, DMG, through DHPC, a subsidiary of HealthCare Partners Holdings, LLC and a restricted Knox-Keene licensed entity, and, in certain instances, DMG's associated physician groups, generally contract with health plans to receive a PMPM fee for professional services and assume the financial responsibility for professional services only. In some cases, the health plans separately enter into capitation contracts with third parties (typically hospitals) who receive directly a PMPM fee and assume contractual financial responsibility for hospital services. In other cases, the health plan does not pay any portion of the PMPM fee to the hospital, but rather administers claims for hospital expenses itself. In both scenarios, DMG enters into managed care-related administrative services agreements or similar arrangements with those third parties (typically hospitals) under which DMG agrees to be responsible for utilization review, quality assurance, and other managed care-related administrative functions. As compensation for such administrative services, DMG is entitled to receive a percentage of the amount by which the institutional capitation revenue received from health plans exceeds institutional expenses; any such risk-share amount to which DMG is entitled is recorded as medical revenues, and DMG is also responsible for a percentage of any short-fall in the event that institutional expenses exceed institutional revenues. To the extent that members require more care than is anticipated and/or the cost of care increases, aggregate fixed PMPM amounts, or capitation payments, may be insufficient to cover the costs associated with treatment. If medical costs and expenses exceed estimates, except in very limited circumstances, DMG will not be able to increase the PMPM fee received under these risk agreements during their then-current terms and could, directly or indirectly through its contracts with its associated physician groups, suffer losses with respect to such agreements.
Changes in DMG's or its associated physician groups' anticipated ratio of medical expense to revenue can significantly impact DMG's financial results. Accordingly, the failure to adequately predict and control medical costs and expenses and to make reasonable estimates and maintain adequate accruals for incurred but not reported claims, could have a material adverse effect on DMG's business, results of operations and financial condition.
Historically, DMG's and its associated physician groups' medical costs and expenses as a percentage of revenue have fluctuated. Factors that may cause medical expenses to exceed estimates include:

•	the health status of members;

•	higher than expected utilization of new or existing healthcare services or technologies;

•	an increase in the cost of healthcare services and supplies, including pharmaceuticals, whether as a result of inflation or otherwise;

•	changes to mandated benefits or other changes in healthcare laws, regulations and practices;

•	periodic renegotiation of provider contracts with specialist physicians, hospitals and ancillary providers;

•	periodic renegotiation of contracts with DMG's affiliated primary care physicians and specialists;

•	changes in the demographics of the participating members and medical trends;

•	contractual or claims disputes with providers, hospitals or other service providers within and outside of a health plan's network;

•	the occurrence of catastrophes, major epidemics or acts of terrorism; and

•	the reduction of health plan premiums.

Risk-sharing arrangements that DMG and its associated physician groups have with health plans and hospitals could result in their costs exceeding the corresponding revenues, which could reduce or eliminate any shared risk profitability.
Most of the agreements between health plans and DMG and its associated physician groups contain risk-sharing arrangements under which the physician groups can earn additional compensation from the health plans by coordinating the provision of quality, cost-effective healthcare to members. However, such arrangements may require the physician group to assume a portion of any loss sustained from these arrangements, thereby reducing DMG's net income. Under these risk-sharing arrangements, DMG and its associated physician groups are responsible for a portion of the cost of hospital services or other services that are not capitated. The terms of the particular risk-sharing arrangement allocate responsibility to the respective parties when the cost of services exceeds the related revenue, which results in a deficit, or permit the parties to share in any surplus amounts when actual costs are less than the related revenue. The amount of non-capitated medical and hospital costs in any period could be affected by factors beyond the control of DMG, such as changes in treatment protocols, new technologies, longer lengths of stay by the patient and inflation. Certain of DMG's agreements with health plans stipulate that risk-sharing pool deficit amounts are carried forward to offset any future years' surplus amounts DMG would otherwise be entitled to receive. DMG accrues for any such risk-sharing deficits. To the extent that such non-capitated medical and hospital costs are higher than anticipated, revenue may not be sufficient to cover the risk-sharing deficits DMG and its associated physician groups are responsible for, which could have a material adverse effect on DMG's business, results of operations and financial condition.
Renegotiation, renewal or termination of capitation agreements with health plans could have a material adverse effect on DMG's business, results operations and financial condition.
Under most of DMG's and its associated physician groups' capitation agreements with health plans, the health plan is generally permitted to modify the benefit and risk obligations and compensation rights from time to time during the terms of the agreements. If a health plan exercises its right to amend its benefit and risk obligations and compensation rights, DMG and its associated physician groups are generally allowed a period of time to object to such amendment. If DMG or its associated physician group so objects, under some of the risk agreements, the relevant health plan may terminate the applicable agreement upon 90 to 180 days written notice. If DMG or its associated physician groups enter into capitation contracts or other risk sharing arrangements with unfavorable economic terms, or a capitation contract is amended to include unfavorable terms, DMG could, directly or indirectly through its contracts with its associated physician groups, suffer losses with respect to such contract. Since DMG does not negotiate with CMS or any health plan regarding the benefits to be provided under their Medicare Advantage plans, DMG often has just a few months to familiarize itself with each new annual package of benefits it is expected to offer. Depending on the health plan at issue and the amount of revenue associated with the health plan's risk agreement, the renegotiated terms or termination could have a material adverse effect on DMG's business, results of operations and financial condition.
If DMG's agreements or arrangements with any physician equity holder(s) of associated physicians, physician groups or independent practice associations (IPAs) are deemed invalid under state law, including laws against the corporate practice of medicine, or federal law, or are terminated as a result of changes in state law, or if there is a change in accounting standards by the Financial Accounting Standards Board (FASB) or the interpretation thereof affecting consolidation of entities, it could have a material adverse effect on DMG's consolidation of total revenues derived from such associated physician groups.
DMG's financial statements are consolidated in accordance with applicable accounting standards and include the accounts of its majority-owned subsidiaries and certain non-owned DMG-associated and managed physician groups. Such consolidation for accounting and/or tax purposes does not, is not intended to, and should not be deemed to, imply or provide to DMG any control over the medical or clinical affairs of such physician groups. In the event of a change in accounting standards promulgated by FASB or in interpretation of its standards, or if there is an adverse determination by a regulatory agency or a court, or a change in state or federal law relating to the ability to maintain present agreements or arrangements with such physician groups, DMG may not be permitted to continue to consolidate the total revenues of such organizations. A change in accounting for consolidation with respect to DMG's present agreements or arrangements would diminish DMG's reported revenues but would not be expected to materially and adversely affect its reported results of operations, while regulatory or legal rulings or changes in law interfering with DMG's ability to maintain its present agreements or arrangements could materially diminish both revenues and results of operations.

If DHPC is not able to satisfy financial solvency or other regulatory requirements, we could become subject to sanctions and its license to do business in California could be limited, suspended or terminated, which could have a material adverse effect on DMG's business, results of operations and financial condition.
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
In the event that DHPC is not in compliance with the provisions of Knox-Keene, we could be subject to sanctions, or limitations on, or suspension of its license to do business in California, which could have a material adverse effect on DMG's business, results of operations and financial condition.
If DMG's associated physician group is not able to satisfy the California DMHC's financial solvency requirements, DMG's associated physician group could become subject to sanctions and DMG's ability to do business in California could be limited or terminated, which could have a material adverse effect on DMG's business, results of operations and financial condition.
The California DMHC has instituted financial solvency regulations to monitor the financial solvency of capitated physician groups. Under these regulations, DMG's associated physician group is required to, among other things:

•
Maintain, at all times, a minimum cash-to-claims ratio (where cash-to-claims ratio means the organization's cash, marketable securities and certain qualified receivables, divided by the organization's total unpaid claims liability). The regulation currently requires a cash-to-claims ratio of 0.75.

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

In the event that DMG's associated physician group is not in compliance with any of the above criteria, DMG's associated physician group could be subject to sanctions, or limitations on, or termination of, its ability to do business in California, which could have a material adverse effect on DMG's business, results of operations and financial condition.
Reductions in Medicare Advantage health plan reimbursement rates stemming from healthcare reforms and any future related regulations could have a material adverse effect on DMG's business, results of operations and financial condition.
A significant portion of DMG's revenue is directly or indirectly derived from the monthly premium payments paid by CMS to health plans for medical services provided to Medicare Advantage enrollees. As a result, DMG's results of operations are, in part, dependent on government funding levels for Medicare Advantage programs. Any changes that limit or reduce Medicare Advantage reimbursement levels, such as reductions in or limitations of reimbursement amounts or rates under programs, reductions in funding of programs, expansion of benefits without adequate funding, elimination of coverage for certain benefits, or elimination of coverage for certain individuals or treatments under programs, could have a material adverse effect on DMG's business, results of operations and financial condition.
Each year, CMS issues a final rule to establish the Medicare Advantage benchmark payment rates for the following calendar year. Any reduction to Medicare Advantage rates impacting DMG that is greater compared to the industry average rate may have a material adverse effect on DMG's business, results of operations and financial condition. The final impact of the Medicare Advantage rates can vary from any estimate we may have and may be further impacted by the relative growth of DMG's Medicare Advantage patient volumes across markets as well as by the benefit plan designs submitted. It is possible that we may underestimate the impact of the Medicare Advantage rates on our business, which could have a material adverse effect on DMG's business, results of operations and financial condition.
Before DMG was reclassified as held for sale, we took impairment charges against the goodwill of several of our DMG reporting units based on continuing developments in our DMG business, including recent annual updates to Medicare Advantage benchmark reimbursement rates, changes in our expectations concerning future government reimbursement rates and our expected ability to mitigate them, medical cost and utilization trends, commercial pricing pressures, commercial membership rates, underperformance of certain at-risk reporting units and other market factors. Depending on the impact of continuing developments on the value of our DMG business, for example if DMG's fair value less the costs incurred in the sale of DMG falls below its carrying amount, we may need to recognize additional impairment charges on this business, and the amount of such charges, if any, could be significant. Our estimates of the fair value of this business rely on certain estimates and assumptions, including the terms and pricing agreed for the sale of this business, as well as applicable market multiples, discount and long-term growth rates, market data and future reimbursement rates, as applicable. Our estimates of the fair value of the DMG business could differ from the actual value that a market participant would pay for this business. In the third quarter of 2018, we recognized a valuation adjustment with respect to DMG based on an updated assessment of fair value, which includes inputs such as the transaction itself, risks and timing, and performance of the business, and we may recognize additional valuation adjustments related to DMG in the future. For additional information regarding the risks we face related to the pending sale of DMG, see the discussion in the risk factors under the heading "Risk factors related to the sale of DMG."
DMG's Medicare Advantage revenues may continue to be volatile in the future, which could have a material adverse impact on DMG's business, results of operations and financial condition.
The ACA contains a number of provisions that negatively impact Medicare Advantage plans, each of which could have a material adverse effect on DMG's business, results of operations and financial condition. These provisions include the following:

•
Medicare Advantage benchmarks for 2011 were frozen at 2010 levels. From 2012 through 2016, Medicare Advantage benchmark rates were phased down from prior levels. The new benchmarks were fully phased-in in 2017 and range between 95% and 115% of the Medicare Fee-for-Service (Medicare FFS) costs, depending on a plan's geographic area. If our costs escalate faster than can be absorbed by the level of revenues implied by these benchmark rates, then it could have a material adverse effect on DMG's business and results of operations.

•	Rebates received by Medicare Advantage plans that were reduced, with larger reductions for plans failing to receive certain quality ratings.

•
The Secretary of the HHS has been granted the explicit authority to deny Medicare Advantage plan bids that propose significant increases in cost sharing or decreases in benefits. If the bids submitted by plans contracted with DMG are denied, this could have a material adverse effect on DMG's business and results of operations.

•
Medicare Advantage plans with medical loss ratios below 85% are required to pay a rebate to the Secretary of HHS. The rebate amount is the total revenue under the contract year multiplied by the difference between 85% and the plan's actual medical loss ratio. The Secretary of HHS will halt enrollment in any plan failing to meet this ratio for three consecutive years, and terminate any plan failing to meet the ratio for five consecutive years. If a DMG-contracting Medicare Advantage plan experiences a limitation on enrollment or is otherwise terminated from the Medicare Advantage program, it could have a material adverse effect on DMG's business and results of operations.

•
Prescription drug plans are required to provide coverage of certain drug categories on a list developed by the Secretary of HHS, which could increase the cost of providing care to Medicare Advantage enrollees, and thereby reduce DMG's revenues and earnings. The Medicare Part D premium amount subsidized for high-income beneficiaries has been reduced, which could lower the number of Medicare Advantage enrollees, which would have a negative impact on DMG's business and results of operations.

•
CMS increased coding intensity adjustments for Medicare Advantage plans beginning in 2014 and continuing through 2018, which reduces CMS payments to Medicare Advantage plans, which in turn will likely reduce the amounts payable to DMG and its associated physicians, physician groups, and IPAs under its capitation agreements.

Recent legislative and executive efforts to enact further healthcare reform legislation have caused the future state of the exchanges, other ACA reforms, and many core aspects of the current U.S. health care system to be unclear. While specific changes and their timing are not yet apparent, enacted reforms and future legislative, regulatory, or executive changes could have a material adverse effect on DMG's business, results of operations and financial condition.

There is also uncertainty regarding both Medicare Advantage payment rates and beneficiary enrollment, which, if reduced, would reduce DMG's overall revenues and net income. For example, although the Congressional Budget Office (CBO) predicted in 2010 that Medicare Advantage participation would drop substantially by 2020, the CBO has more recently predicted, without taking into account potential future reforms, that enrollment in Medicare Advantage (and other contracts covering Medicare Parts A and B) could reach 31 million by 2027. Although Medicare Advantage enrollment increased by approximately 5.6 million, or by 50%, between the enactment of the ACA in 2010 and 2015, there can be no assurance that this trend will continue. Further, fluctuation in Medicare Advantage payment rates are evidenced by CMS's annual announcement of the expected average change in revenue from the prior year: for 2018, CMS announced an average increase of 0.45%; and for 2019, 1.8%. Uncertainty over Medicare Advantage enrollment and payment rates present a continuing risk to DMG's business.
According to the Kaiser Family Foundation (KFF), Medicare Advantage enrollment continues to be highly concentrated among a few payors, both nationally and in local regions. In 2017, the KFF reported that three payors together accounted for more than half of Medicare Advantage enrollment and eight firms accounted for approximately 75% of the lives. In 441 counties in 2018, only one company will offer Medicare Advantage plans. Consolidation among Medicare Advantage plans in certain regions, or the Medicare program's failure to attract additional plans to participate in the Medicare Advantage program, could have a material adverse effect on DMG's business, results of operations and financial condition.
DMG's operations are dependent on competing health plans and, at times, a health plan's and DMG's economic interests may diverge.
For the nine months ended September 30, 2018, 70% of DMG's consolidated capitated medical revenues were earned through contracts with three health plans.
DMG expects that, going forward, substantially all of its revenue will continue to be derived from its contracts with health plans. Each health plan may immediately terminate any of DMG's contracts and/or any individual credentialed physician upon the occurrence of certain events. They may also amend the material terms of the contracts under certain circumstances. Failure to maintain the contracts on favorable terms, for any reason, would materially and adversely affect DMG's results of operations and financial condition. A material decline in the number of members could also have a material adverse effect on DMG's results of operations.
Notwithstanding each health plan's and DMG's current shared interest in providing service to DMG's members who are enrolled in the subject health plans, the health plans may have different and, at times, opposing economic interests from those of DMG. The health plans provide a wide range of health insurance services across a wide range of geographic regions, utilizing a vast network of providers. As a result, they and DMG may have different views regarding the proper pricing of services and/or the proper pricing of the various service providers in their provider networks, the cost of which DMG bears to the extent that the services of such service providers are utilized. These health plans may also have different views than DMG regarding the efforts and expenditures that they, DMG, and/or other service providers should make to achieve and/or maintain various quality ratings. In addition, several health plans have acquired or announced their intent to acquire provider organizations. If health plans with which DMG contracts acquire a significant number of provider organizations, they may not continue to contract with DMG or contract on less favorable terms or seek to prevent DMG from acquiring or entering into arrangements with certain providers. Similarly, as a result of changes in laws, regulations, consumer preferences, or other factors, the health plans may find it in their best interest to provide health insurance services pursuant to another payment or reimbursement structure. In the event DMG's interests diverge from the interests of the health plans, DMG may have limited recourse or alternative options in light of its dependence on these health plans. There can be no assurances that DMG will continue to find it mutually beneficial to work with these health plans. As a result of various restrictive provisions that appear in some of the managed care agreements with health plans, DMG may at times have limitations on its ability to cancel an agreement with a particular health plan and immediately thereafter contract with a competing health plan with respect to the same service area.
DMG and its associated physicians, physician groups and IPAs and other physicians may be required to continue providing services following termination of certain agreements with health plans.
There are circumstances under federal and state law pursuant to which DMG and its associated physician groups, IPAs and other physicians could be obligated to continue to provide medical services to DMG members in their care following a termination of their applicable risk agreement with health plans and termination of the receipt of payments thereunder. In certain cases, this obligation could require the physician group or IPA to provide care to such member following the bankruptcy or insolvency of a health plan. Accordingly, the obligations to provide medical services to DMG members (and the associated costs) may not terminate at the time the applicable agreement with the health plan terminates, and DMG may not be able to recover its cost of providing those services from the health plan, which could have a material adverse effect on DMG's business, results of operations and financial condition.
DMG operates primarily in California, Florida, Nevada, New Mexico, Washington and Colorado and may not be able to successfully establish a presence in new geographic regions.
DMG derives substantially all of its revenue from operations in California, Florida, Nevada, New Mexico, Washington and Colorado (which we refer to as the Existing Geographic Regions). As a result, DMG's exposure to many of the risks described herein is not mitigated by a greater diversification of geographic focus. Furthermore, due to the concentration of DMG's operations in the Existing Geographic Regions, it may be adversely affected by economic conditions, natural disasters (such as earthquakes or hurricanes), or acts of war or terrorism that disproportionately affect the Existing Geographic Regions as compared to other states and geographic markets.
To expand the operations of its network outside of the Existing Geographic Regions, DMG must devote resources to identify and explore perceived opportunities. Thereafter, DMG must, among other things, recruit and retain qualified personnel, develop new offices, establish potential new relationships with one or more health plans, and establish new relationships with physicians and other healthcare providers. The ability to establish such new relationships may be significantly inhibited by competition for such relationships and personnel in the healthcare marketplace in the targeted new geographic regions. Additionally, DMG may face the risk that a substantial portion of the patients served in a new geographic area may be enrolled in a Medicare FFS program and will not desire to transition to a Medicare Advantage program, such as those offered through the health plans that DMG serves, or they may enroll with other health plans with which DMG does not contract to receive services, which could reduce substantially DMG's perceived opportunity in such geographic area. In addition, if DMG were to seek to expand outside of the Existing Geographic Regions, DMG would be required to comply with laws and regulations of states that may differ from the ones in which it currently operates, and could face competitors with greater knowledge of such local markets. DMG anticipates that any geographic expansion may require it to make a substantial investment of management time, capital and/or other resources. There can be no assurance that DMG will be able to establish profitable operations or relationships in any new geographic markets.
Reductions in the quality ratings of the health plans DMG serves could have a material adverse effect on its business, results of operations and financial condition.
As a result of the ACA, the level of reimbursement each health plan receives from CMS is dependent, in part, upon the quality rating of the Medicare plan. Such ratings impact the percentage of any cost savings rebate and any bonuses earned by such health plan. Since a significant portion of DMG's revenue is expected to be calculated as a percentage of CMS reimbursements received by these health plans with respect to DMG members, reductions in the quality ratings of a health plan that DMG serves could have a material adverse effect on its business, results of operations and financial condition.
Given each health plan's control of its plans and the many other providers that serve such plans, DMG believes that it will have limited ability to influence the overall quality rating of any such plan. The BBA passed in February 2018 implements certain changes to prevent artificial inflation of star ratings for Medicare Advantage plans offered by the same organization. In addition, CMS has terminated plans that have had a rating of less than three stars for three consecutive years, whereas Medicare Advantage plans with five stars are permitted to conduct enrollment throughout almost the entire year. Although CMS' authority to terminate plans solely for failing to achieve the minimum quality star ratings has been suspended through the end of plan year 2018, low quality ratings can still potentially lead to the termination of a plan that DMG serves, DMG may not be able to prevent the potential termination of a contracting plan or a shift of patients to other plans based upon quality issues which could, in turn, have a material adverse effect on DMG's business, results of operations and financial condition.
DMG's records and submissions to a health plan may contain inaccurate or unsupportable information regarding risk adjustment scores of members, which could cause DMG to overstate or understate its revenue and subject it to various penalties.
DMG, on behalf of itself and its associated physicians, physician groups and IPAs, submits to health plans claims and encounter data that support the Medicare Risk Adjustment Factor (RAF) scores attributable to members. These RAF scores determine, in part, the revenue to which the health plans and, in turn, DMG is entitled for the provision of medical care to such members. The data submitted to CMS by each health plan is based, in part, on medical charts and diagnosis codes prepared and submitted by DMG. Each health plan generally relies on DMG and its employed or affiliated physicians to appropriately document and support such RAF data in DMG's medical records. Each health plan also relies on DMG and its employed or affiliated physicians to appropriately code claims for medical services provided to members. Erroneous claims and erroneous encounter records and submissions could result in inaccurate PMPM fee revenue and risk adjustment payments, which may be subject to correction or retroactive adjustment in later periods. This corrected or adjusted information may be reflected in financial statements for periods subsequent to the period in which the revenue was recorded. DMG might also need to refund a portion of the revenue that it received, which refund, depending on its magnitude, could damage its relationship with the applicable health plan and could have a material adverse effect on DMG's business, results of operations and financial condition.
In June 2015, we received a subpoena from the OIG requesting information relating to our and our subsidiaries' (including DMG's and its subsidiary JSA's) provision of services to Medicare Advantage plans and related patient diagnosis coding and risk adjustment submissions and payments. See Note 10 to the condensed consolidated financial statements included in this report for further details and discussions of legal proceedings elsewhere in these Risk Factors.
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
CMS has indicated that payment adjustments will not be limited to RAF scores for the specific Medicare Advantage enrollees for which errors are found but may also be extrapolated to the entire Medicare Advantage plan subject to a particular CMS contract. CMS has described its audit process as plan-year specific and stated that it will not extrapolate audit results for plan years prior to 2011. Because CMS has not stated otherwise, there is a risk that payment adjustments made as a result of one plan year's audit would be extrapolated to prior plan years after 2011.
There can be no assurance that a health plan will not be randomly selected or targeted for review by CMS or that the outcome of such a review will not result in a material adjustment in DMG's revenue and profitability, even if the information DMG submitted to the plan is accurate and supportable.
Separately, as described in further detail in Note 10 to the condensed consolidated financial statements included in this report, in March 2015, JSA, a subsidiary of DMG, received a subpoena from the OIG that relates, in part, to risk adjustment practices and data. See also discussions of legal proceedings elsewhere in these Risk Factors.
A failure to accurately estimate incurred but not reported medical expense could adversely affect DMG's results of operations.
Patient care costs include estimates of future medical claims that have been incurred by the patient but for which the provider has not yet billed DMG. These claim estimates are made utilizing actuarial methods and are continually evaluated and adjusted by management, based upon DMG's historical claims experience and other factors, including an independent assessment by a nationally recognized actuarial firm. Adjustments, if necessary, are made to medical claims expense and capitated revenues when the assumptions used to determine DMG's claims liability change and when actual claim costs are ultimately determined.
Due to the inherent uncertainties associated with the factors used in these estimates and changes in the patterns and rates of medical utilization, materially different amounts could be reported in DMG's financial statements for a particular period under different conditions or using different, but still reasonable, assumptions. It is possible that DMG's estimates of this type of claim may be inadequate in the future. In such event, DMG's results of operations could be adversely impacted. Further, the inability to estimate these claims accurately may also affect DMG's ability to take timely corrective actions, further exacerbating the extent of any adverse effect on DMG's results of operations.

DMG faces certain competitive threats which could reduce DMG's profitability and increase competition for patients.
DMG faces certain competitive threats based on certain features of the Medicare programs, including the following:

•
As a result of the direct and indirect impacts of the ACA, many Medicare beneficiaries may decide that an original Medicare FFS program is more attractive than a Medicare Advantage plan. As a result, enrollment in the health plans DMG serves may decrease.

•
Managed care companies offer alternative products such as regional preferred provider organizations (PPOs) and private FFS plans. Medicare PPOs and private FFS plans allow their patients more flexibility in selecting physicians than Medicare Advantage health plans, which typically require patients to coordinate care with a primary care physician. The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 has encouraged the creation of regional PPOs through various incentives, including certain risk corridors, or cost reimbursement provisions, a stabilization fund for incentive payments, and special payments to hospitals not otherwise contracted with a Medicare Advantage plan that treat regional plan enrollees. The formation of regional Medicare PPOs and private FFS plans may affect DMG's relative attractiveness to existing and potential Medicare patients in their service areas.

•
The payments for the local and regional Medicare Advantage plans are based on a competitive bidding process that may indirectly cause a decrease in the amount of the PMPM fee or result in an increase in benefits offered.

•
The annual enrollment process and subsequent lock-in provisions of the ACA may adversely affect DMG's level of revenue growth as it will limit the ability of a health plan to market to and enroll new Medicare beneficiaries in its established service areas outside of the annual enrollment period.

•
CMS allows Medicare beneficiaries who are enrolled in a Medicare Advantage plan with a quality rating of 4.5 stars or less to enroll in a 5-star rated Medicare Advantage plan at any time during the benefit year. Therefore, DMG may face a competitive disadvantage in recruiting and retaining Medicare beneficiaries.

In addition to the competitive threats intrinsic to the Medicare programs, competition among health plans and among healthcare providers may also have a negative impact on DMG's profitability. For example, due to the large population of Medicare beneficiaries, DMG's Existing Geographic Regions have become increasingly attractive to health plans that may compete with DMG. DMG may not be able to continue to compete profitably in the healthcare industry if additional competitors enter the same market. If DMG cannot compete profitably, the ability of DMG to compete with other service providers that contract with competing health plans may be substantially impaired. Furthermore, if DMG is unable to obtain new members or experiences a loss of existing members to competitors during the open enrollment period for Medicare it could have a material adverse effect on DMG's business, results of operations and financial condition.
DMG competes directly with various regional and local companies that provide similar services in DMG's Existing Geographic Regions. DMG's competitors vary in size and scope and in terms of products and services offered. DMG believes that some of its competitors and potential competitors may be significantly larger than DMG and have greater financial, sales, marketing and other resources. Furthermore, it is DMG's belief that some of its competitors may make strategic acquisitions or establish cooperative relationships among themselves.
A disruption in DMG's healthcare provider networks could have a material adverse effect on DMG's operations and profitability.
In any particular service area, healthcare providers or provider networks could refuse to contract with DMG, demand higher payments, or take other actions that could result in higher healthcare costs, disruption of benefits to DMG's members, or difficulty in meeting applicable regulatory or accreditation requirements. In some service areas, healthcare providers or provider networks may have significant market positions. If healthcare providers or provider networks refuse to contract with DMG, use their market position to negotiate favorable contracts, or place DMG at a competitive disadvantage, then DMG's ability to market or to be profitable in those service areas could be adversely affected. DMG's provider networks could also be disrupted by the financial insolvency of a large provider group. Any disruption in DMG's provider networks could result in a loss of members or higher healthcare costs.

DMG's revenues and profits could be diminished if DMG fails to retain and attract the services of key primary care physicians.
Key primary care physicians with large patient enrollment could retire, become disabled, terminate their provider contracts, get lured away by a competing independent physician association or medical group, or otherwise become unable or unwilling to continue practicing medicine or continue contracting with DMG or its associated physicians, physician groups or IPAs. In addition, DMG's associated physicians, physician groups and IPAs could view the business model as unfavorable or unattractive to such providers, which could cause such associated physicians, physician groups or IPAs to terminate their relationships with DMG. Moreover, given limitations relating to the enforcement of post-termination noncompetition covenants in California, it would be difficult to restrict a primary care physician from competing with DMG's associated physicians, physician groups or IPAs. As a result, members who have been served by such physicians could choose to enroll with competitors' physician organizations or could seek medical care elsewhere, which could reduce DMG's revenues and profits. Moreover, DMG may not be able to attract new physicians to replace the services of terminating physicians or to service its growing membership.
Participation in ACO programs is subject to federal regulation, supervision, and evolving regulatory developments that may result in financial liability.
The ACA established the Medicare Shared Savings Program (MSSP) for ACOs, which took effect in January 2012. Under the MSSP, eligible organizations are accountable for the quality, cost and overall care of Medicare beneficiaries assigned to an ACO and may be eligible to share in any savings below a specified benchmark amount. The Secretary of HHS is also authorized, but not required, to use capitation payment models with ACOs. CMS has also implemented the Next Generation ACO model, which allows the ACO to assume higher levels of financial risk and reward than under the MSSP program. DMG has formed an MSSP ACO through a subsidiary in New Mexico and a Next Generation ACO (previously an MSSP ACO) through a subsidiary in California, and is evaluating whether to participate in more ACOs in the future. The continued development and expansion of ACOs, and potential changes to the participation requirements in ACOs, will have an uncertain impact on DMG's revenue and profitability. DaVita Kidney Care is also participating as a dialysis provider in Arizona, Florida, New Jersey, and Pennsylvania for the Innovation Center's CEC Model. Further, on August 17, 2018, CMS issued a proposed rule for the MSSP, which among other things, would require ACOs to eventually accept a two-sided risk model (as opposed to a one-sided model), wherein ACOs need to share in the financial risk of their patients' healthcare spending (i.e., shared losses) in addition to shared savings. If implemented as proposed, the rule could negatively impact the revenue and profitability of DMG's MSSP ACO.
The ACO programs are relatively new and therefore operational and regulatory guidance is limited. It is possible that the operations of DMG's subsidiary ACOs may not fully comply with current or future regulations and guidelines applicable to ACOs, may not achieve quality targets or cost savings, or may not attract or retain sufficient physicians or patients to allow DMG to meet its objectives. Additionally, poor performance could put the DMG ACOs at financial risk with a potential obligation to CMS. Traditionally, other than fee-for-service billing by the medical clinics and healthcare facilities offered by DMG, DMG has not directly contracted with CMS and has not operated any health plans or provider sponsored networks. Therefore, DMG may not have the necessary experience, systems or compliance to successfully achieve a positive return on its investment in the ACOs or to avoid financial or regulatory liability. DMG believes that its historical experience with fully delegated managed care will be applicable to operation of its subsidiary ACOs, but there can be no such assurance.
California hospitals may terminate their agreements with HealthCare Partners Affiliates Medical Group and DaVita Health Plan of California, Inc. (formerly HealthCare Partners Plan, Inc., and, together with HealthCare Partners Affiliates Medical Group (AMG)) or reduce the fees they pay to DMG.
In California, AMG maintains significant hospital arrangements designed to facilitate the provision of coordinated hospital care with those services provided to members by AMG and its associated physicians, physician groups and IPAs. Through contractual arrangements with certain key hospitals, AMG provides utilization review, quality assurance and other management services related to the provision of patient care services to members by the contracted hospitals and downstream hospital contractors. In the event that any one of these key hospital agreements is amended in a financially unfavorable manner or is otherwise terminated, such events could have a material adverse effect on DMG's business, results of operations and financial condition.
DMG's professional liability and other insurance coverage may not be adequate to cover DMG's potential liabilities.
DMG maintains primary professional liability insurance and other insurance coverage through California Medical Group Insurance Company, Risk Retention Group, an Arizona corporation in which DMG is the majority owner, and through excess coverage contracted through third-party insurers. DMG believes such insurance is adequate based on its review of what it believes to be all applicable factors, including industry standards. Nonetheless, potential liabilities may not be covered by insurance, insurers may dispute coverage or may be unable to meet their obligations, the amount of insurance coverage and/or related reserves may be inadequate, or the amount of any DMG self-insured retention may be substantial. There can be no assurances that DMG will be able to obtain insurance coverage in the future, or that insurance will continue to be available on a cost-effective basis, if at all. Moreover, even if claims brought against DMG are unsuccessful or without merit, DMG would have to defend itself against such claims. The defense of any such actions may be time-consuming and costly and may distract DMG management's attention. As a result, DMG may incur significant expenses and may be unable to effectively operate its business.
Changes in the rates or methods of third-party reimbursements may materially adversely affect DMG's business, results of operations and financial condition.
Any negative changes in governmental capitation or FFS rates or methods of reimbursement for the services DMG provides could have a material adverse effect on DMG's business, results of operations and financial condition. Since governmental healthcare programs generally reimburse on a fee schedule basis rather than on a charge-related basis, DMG generally cannot increase its revenues from these programs by increasing the amount it charges for its services. Moreover, if DMG's costs increase, DMG may not be able to recover its increased costs from these programs. Government and private payors have taken and may continue to take steps to control the cost, eligibility for, use, and delivery of healthcare services due to budgetary constraints, and cost containment pressures as well as other financial issues. DMG believes that these trends in cost containment will continue. These cost containment measures, and other market changes in non-governmental insurance plans have generally restricted DMG's ability to recover, or shift to non-governmental payors, any increased costs that DMG experiences. DMG's business, results of operations and financial condition may be materially adversely affected by these cost containment measures, and other market changes.
DMG's business model depends on numerous complex management information systems and any failure to successfully maintain these systems or implement new systems could materially harm DMG's operations and result in potential violations of healthcare laws and regulations.
DMG depends on a complex, specialized, and integrated management information system and standardized procedures for operational and financial information, as well as for DMG's billing operations. DMG may experience unanticipated delays, complications or expenses in implementing, integrating, and operating these integrated systems. Moreover, DMG may be unable to enhance its existing management information system or implement new management information systems where necessary. DMG's management information system may require modifications, improvements or replacements that may require both substantial expenditures as well as interruptions in operations. DMG's ability to implement and operate its integrated systems is subject to the availability of information technology and skilled personnel to assist DMG in creating and maintaining these systems.
DMG's failure to successfully implement and maintain all of its systems could have a material adverse effect on its business, financial condition and results of operations. For example, DMG's failure to successfully operate its billing systems could lead to potential violations of healthcare laws and regulations. If DMG is unable to handle its claims volume, or if DMG is unable to pay claims timely, DMG may become subject to a health plan's corrective action plan or de-delegation until the problem is corrected, and/or termination of the health plan's agreement with DMG. This could have a material adverse effect on DMG's operations and profitability. In addition, if DMG's claims processing system is unable to process claims accurately, the data DMG uses for its incurred but not reported estimates could be incomplete and DMG's ability to accurately estimate claims liabilities and establish adequate reserves could be adversely affected. Finally, if DMG's management information systems are unable to function in compliance with applicable state or federal rules and regulations, including medical information confidentiality laws such as HIPAA, possible penalties and fines due to this lack of compliance could have a material adverse effect on DMG's financial condition, and results of operations.
DMG may be impacted by eligibility changes to government and private insurance programs.
Due to potential decreased availability of healthcare through private employers, the number of patients who are uninsured or participate in governmental programs may increase. The ACA has increased the participation of individuals in the Medicaid program in states that elected to participate in the expanded Medicaid coverage. A shift in payor mix from managed care and other private payors to government payors as well as an increase in the number of uninsured patients may result in a reduction in the rates of reimbursement to DMG or an increase in uncollectible receivables or uncompensated care, with a corresponding decrease in net revenue. Changes in the eligibility requirements for governmental programs such as the Medicaid program under the ACA and state decisions on whether to participate in the expansion of such programs also could increase the number of patients who participate in such programs and the number of uninsured patients. Even for those patients who remain in private insurance plans, changes to those plans could increase patient financial responsibility, resulting in a greater risk of uncollectible receivables. These factors and events could have a material adverse effect on DMG's business, results of operations and financial condition.
Negative publicity regarding the managed healthcare industry generally or DMG in particular could adversely affect DMG's results of operations or business.
Negative publicity regarding the managed healthcare industry generally, the Medicare Advantage program or DMG in particular, may result in increased regulation and legislative review of industry practices that further increase DMG's costs of doing business and adversely affect DMG's results of operations or business by:

•	requiring DMG to change its products and services;

•
increasing the regulatory, including compliance, burdens under which DMG operates, which, in turn, may negatively impact the manner in which DMG provides services and increase DMG's costs of providing services;

•
adversely affecting DMG's ability to market its products or services through the imposition of further regulatory restrictions regarding the manner in which plans and providers market to Medicare Advantage enrollees; or

•	adversely affecting DMG's ability to attract and retain members.
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
Most of our outstanding employee stock-based compensation awards include a provision accelerating the vesting of the awards in the event of a change of control. We also maintain a change of control protection program for our employees who do not have a significant number of stock awards, which has been in place since 2001, and which provides for cash bonuses to the employees in the event of a change of control. Based on the market price of our common stock and shares outstanding on September 30, 2018, these cash bonuses under the program would total approximately $470 million if a change of control transaction occurred at that price and our Board of Directors did not modify this program. These and any other change of control provisions may affect the price an acquirer would be willing to pay for our Company.
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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
(c) Share repurchases
The following table summarizes the Company’s repurchases of its common stock during the third quarter of 2018:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
Period
July 1-31, 2018	3,871,905	$70.48	3,871,905	$1,426.3
August 1-31, 2018	977,146	72.36	977,146	1,355.6
September 1-30, 2018	—	—	—	1,355.6
	4,849,051	$70.86	4,849,051

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

During the quarter ended September 30, 2018, we repurchased a total of 4,849,051 shares of our common stock for approximately $344 million at an average price of $70.86 per share. As of November 5, 2018, we had approximately $1,356 million remaining in Board authorizations available for share repurchases under our stock repurchase program. Although these share repurchase authorizations have no expiration dates, we are subject to share repurchase limitations under the terms of the senior secured credit facilities and the indentures governing our senior notes.
Items 3, 4 and 5 are not applicable

Item 6.            Exhibits
(a) Exhibits
The information required by this Item is set forth in the Index to Exhibits that precedes the signature page of this Quarterly Report on Form 10-Q.

INDEX TO EXHIBITS

Exhibit
Number

10.1
Amendment No. 1 dated as of September 20, 2018, to that certain Equity Purchase Agreement, dated as of December 5, 2017, by and among DaVita, Inc., a Delaware corporation, Collaborative Care Holdings, LLC, a Delaware limited liability company and a wholly owned subsidiary of Optum, Inc., and solely with respect to Section 9.3 and Section 9.18 thereto, UnitedHealth Group Incorporated, a Delaware corporation. (1)

10.2	Amendment Number Two to Employment Agreement, effective as of August 20, 2018, by and between DaVita Inc. and Kent J. Thiry. (2) *

10.3	DaVita Inc. Rule of 65 Policy, adopted on August 19, 2018. (2) *

12.1	Ratio of earnings to fixed charges. ✓

31.1	Certification of the Chief Executive Officer, dated November 7, 2018, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

31.2	Certification of the Chief Financial Officer, dated November 7, 2018, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

32.1	Certification of the Chief Executive Officer, dated November 7, 2018, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

32.2	Certification of the Chief Financial Officer, dated November 7, 2018, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

101.INS	XBRL Instance Document. ✓

101.SCH	XBRL Taxonomy Extension Schema Document. ✓

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. ✓

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. ✓

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. ✓

101.PRE	XBRL Taxonomy Extension Presentation, Linkbase Document. ✓

*	Management contract or executive compensation plan or arrangement.
✓	Filed herewith.
(1)	Filed on September 24, 2018 as an exhibit to the Company’s Current Report on Form 8-K.
(2)	Filed on August 23, 2018 as an exhibit to the Company’s Current Report on Form 8-K.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAVITA INC.

BY:	/s/ JAMES K. HILGER
James K. Hilger
Chief Accounting Officer*
Date: November 7, 2018

*	Mr. Hilger has signed both on behalf of the Registrant as a duly authorized officer and as the Registrant’s principal accounting officer.