Form 10-K
period 2018-12-31
DAVITA INC.
filed 2019-02-22
CIK 927066

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2018
Commission File Number: 1-14106

DAVITA INC.
(Exact name of registrant as specified in charter)

Delaware	51-0354549
(State of incorporation)	(I.R.S. Employer Identification No.)
2000 16th Street
Denver, CO 80202
Telephone number (720) 631-2100
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 29, 2018, the aggregate market value of the Registrant's common stock outstanding held by non-affiliates based upon the closing price on the New York Stock Exchange was approximately $11.9 billion.
As of January 31, 2019, the number of shares of the Registrant’s common stock outstanding was approximately 166.4 million shares.
Documents incorporated by reference
Portions of the Registrant’s proxy statement for its 2019 annual meeting of stockholders are incorporated by reference in Part III of this Form 10-K.

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
In December 2017, we entered into an equity purchase agreement to sell our DMG division to Collaborative Care Holdings, LLC (Optum), a subsidiary of UnitedHealth Group Inc., subject to receipt of required regulatory approvals and other customary closing conditions. As a result, the DMG business has been classified as held for sale and its results of operations are reported as discontinued operations for all periods presented in the consolidated financial statements included in this report.
For financial information about our DMG business see Note 22 to the consolidated financial statements included in this report.
Kidney Care Division
U.S. dialysis and related lab services business overview
Our U.S. dialysis and related lab services business is a leading provider of kidney dialysis services for patients suffering from ESRD. As of December 31, 2018, we provided dialysis and administrative services in the U.S. through a network of 2,664 outpatient dialysis centers in 46 states and the District of Columbia, serving a total of approximately 202,700 patients. We also provide acute inpatient dialysis services in approximately 900 hospitals and related laboratory services throughout the U.S.
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
According to the United States Renal Data System (USRDS), there were over 511,000 ESRD dialysis patients in the U.S. in 2016. Based on the most recent 2018 annual data report from the USRDS, the underlying ESRD dialysis patient population has grown at an approximate compound rate of 3.8% from 2000 to 2016. However, more recent preliminary data from the USRDS suggest that the rate of growth of the ESRD patient population may be declining. A number of factors may impact ESRD growth rates, including the aging of the U.S. population, increasing transplant rates, incidence rates for diseases that cause kidney failure such as diabetes and hypertension, mortality rates for dialysis patients and growth rates of minority populations with higher than average incidence rates of ESRD.
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
Although Medicare reimbursement limits the allowable charge per treatment, it provides industry participants with a relatively predictable and recurring revenue stream for dialysis services provided to patients without commercial insurance. For the year ended December 31, 2018, approximately 89.6% of our total dialysis patients were covered under some form of government-based program, with approximately 74.8% of our dialysis patients covered under Medicare and Medicare-assigned plans.
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
Some ESRD patients who are healthier and more independent may perform home-based hemodialysis in their home or residence through the use of a hemodialysis machine designed specifically for home therapy that is portable, smaller and easier to use. Patients receive training, support and monitoring from registered nurses, usually in our outpatient dialysis centers, in connection with their home-based hemodialysis treatment. Home-based hemodialysis is typically performed with greater frequency than dialysis treatments performed in outpatient dialysis centers and on varying schedules.

•	Peritoneal dialysis
Peritoneal dialysis uses the patient’s peritoneal or abdominal cavity to eliminate fluid and toxins and is typically performed at home. The most common methods of peritoneal dialysis are continuous ambulatory peritoneal dialysis (CAPD) and continuous cycling peritoneal dialysis (CCPD). Because it does not involve going to an outpatient dialysis center three times a week for treatment, peritoneal dialysis is an alternative to hemodialysis for patients who are healthier, more independent and desire more flexibility in their lifestyle.
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
U.S. Dialysis and related lab services we provide
Outpatient hemodialysis services
As of December 31, 2018, we operated or provided administrative services through a network of 2,664 outpatient dialysis centers in the U.S. that are designed specifically for outpatient hemodialysis. In 2018, our overall network of U.S. outpatient dialysis centers increased by 154 primarily as a result of the opening of new dialysis centers and acquisitions, net of center closures and divestitures, representing a total increase of approximately 6.1% from 2017.
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
Under Medicare regulations, we cannot promote, develop or maintain any kind of contractual relationship with our patients that would directly or indirectly obligate a patient to use or continue to use our dialysis services, or that would give us any preferential rights other than those related to collecting payments for our dialysis services. Our total patient turnover, which is based upon all causes, averaged approximately 24% in 2018 and 26% in 2017. However, in 2018, the overall number of patients to whom we provided services in the U.S. increased by approximately 2.5% from 2017, primarily from the opening of new dialysis centers and acquisitions, and continued growth within the industry.
Hospital inpatient hemodialysis services
As of December 31, 2018, we provided hospital inpatient hemodialysis services, excluding physician services, to patients in approximately 900 hospitals throughout the U.S. We render these services based on a contracted per-treatment fee that is individually negotiated with each hospital. When a hospital requests our services, we typically administer the dialysis treatment at the patient’s bedside or in a dedicated treatment room in the hospital, as needed. In 2018, hospital inpatient hemodialysis services accounted for approximately 5.4% of our U.S. dialysis and related lab services revenues and 4.2% of our total U.S. dialysis treatments.
Home-based dialysis services
Home-based dialysis services includes home hemodialysis and peritoneal dialysis. Many of our outpatient dialysis centers offer certain support services for dialysis patients who prefer and are able to perform either home hemodialysis or peritoneal dialysis in their homes. Home-based hemodialysis support services consist of providing equipment and supplies, training, patient monitoring, on-call support services and follow-up assistance. Registered nurses train patients and their families or other caregivers to perform either home hemodialysis or peritoneal dialysis.
ESRD laboratory services
Our ESRD laboratory services have consisted of two separately licensed, clinical laboratories which specialize in ESRD patient testing. These specialized laboratories provide routine laboratory tests for dialysis and other physician-prescribed laboratory tests for ESRD patients which are integral components of the overall dialysis services that we provide. Our laboratories provide these tests predominantly for our network of ESRD patients throughout the U.S. These tests are performed to monitor a patient’s ESRD condition, including the adequacy of dialysis, as well as other medical conditions of the patient. Our laboratories utilize information systems which provide information to certain members of the dialysis centers’ staff and medical directors regarding critical outcome indicators. In 2018, we ceased operations at our prior laboratory locations, and consolidated our laboratory services operations into a single, new geographic location.
Management services
We currently operate or provide management and administrative services pursuant to management and administrative services agreements to 34 outpatient dialysis centers located in the U.S. in which we either own a noncontrolling interest or which are wholly-owned by third parties. Management fees are established by contract and are recognized as earned typically based on a percentage of revenues or cash collections generated by the outpatient dialysis centers.
Quality care
Centers for Medicare and Medicaid Services (CMS) promotes high quality services in outpatient dialysis facilities treating patients with ESRD through its Quality Incentive Program (QIP). QIP associates a portion of Medicare reimbursement directly with a facility’s performance on quality of care measures. Reductions in Medicare reimbursement result when a facility’s overall score on applicable measures does not meet established standards. For the sixth year in a row, we are an industry leader in QIP, including the industry leader for catheter rates and the total number of our patients in home-based hemodialysis services.
In addition, CMS' Five-Star Quality Rating system, is a rating system that assigns one to five stars to rate the quality of outcomes for dialysis facilities. The rating system provides patients reported information about any given dialysis facility and identifies differences in quality between facilities so that patients can make more informed decisions about where to receive treatment. For the last five years, we have been an industry leader under the CMS Five-Star Quality Rating system.

Our facilities employ registered nurses, licensed practical or vocational nurses, patient care technicians, social workers, registered dieticians, biomedical technicians and other administrative and support teammates who aim to achieve superior clinical outcomes at our centers.
As of December 31, 2018, our physician leadership in the Office of the Chief Medical Officer (OCMO) for our U.S. dialysis and related lab services business included 16 senior nephrologists, led by our Chief Medical Officer, with a variety of academic, clinical practice, and clinical research backgrounds. Our Physician Council is an advisory body to senior management composed of ten physicians with extensive experience in clinical practice. In addition, we also had eight Group Medical Directors as of December 31, 2018.
Sources of revenue—concentrations and risks
Our U.S. dialysis and related lab services business net revenues represent approximately 90% of our consolidated net revenues for the year ended December 31, 2018. Our U.S. dialysis and related lab services revenues are derived primarily from our core business of providing dialysis services and related laboratory services and, to a lesser extent, the administration of pharmaceuticals and management fees generated from providing management and administrative services to certain outpatient dialysis centers, as discussed above.
The sources of our U.S. dialysis and related lab services revenues are principally from government-based programs, including Medicare and Medicare-assigned plans, Medicaid and managed Medicaid plans and commercial insurance plans. The following graphs summarize our U.S. dialysis and related lab patient services revenues by source and our U.S dialysis patient services revenues by modality for the year ended December 31, 2018.
Revenues by source:
Revenues by modality:
Medicare revenue
Government dialysis related payment rates in the U.S. are principally determined by federal Medicare and state Medicaid policy. For patients with Medicare coverage, all ESRD payments for dialysis treatments are made under a single bundled payment rate which provides a fixed payment rate to encompass all goods and services provided during the dialysis treatment that are related to the dialysis treatment, including certain pharmaceuticals, such as Epogen® (EPO), vitamin D analogs and iron supplements, irrespective of the level of pharmaceuticals administered to the patient or additional services performed except for calcimimetics, which are subject to a transitional drug add-on payment adjustment for the Medicare Part B ESRD payment. Most lab services are also included in the bundled payment. Under the ESRD Prospective Payment System (PPS), the bundled payments to a dialysis facility may be reduced by as much as 2% based on the facility’s performance in specified quality measures set annually by CMS through QIP, which was established by the Medicare Improvements for Patients and Providers Act of 2008. The bundled payment rate is also adjusted for certain patient characteristics, a geographic usage index and certain other factors.
Uncertainty about future payment rates remains a material risk to our business, as well as the potential implementation of or changes in coverage determinations or other rules or regulations by CMS or Medicare Administrative Contractors (MACs) that may impact reimbursement. An important provision in the Medicare ESRD statute is an annual adjustment, or market basket update, to the ESRD PPS base rate. Absent action by Congress, the ESRD PPS base rate is automatically updated annually by a formulaic inflation adjustment.
In November 2018, CMS issued a final rule to update the Medicare ESRD PPS payment rate and policies. Among other things, the final rule expands the transitional drug add-on payment to certain new renal dialysis drugs and biological products and amends the reporting measures in the ESRD QIP. We estimate that the overall impact of the final rule will increase Medicare reimbursement to our ESRD facilities by 1.2% in 2019.
As a result of the Budget Control Act of 2011 (BCA) and subsequent activity in Congress, a $1.2 trillion sequester (across-the-board spending cuts) in discretionary programs took effect in 2013 reducing Medicare payments by 2%, which was subsequently extended through fiscal year 2027. These across-the-board spending cuts have affected and will continue to adversely affect our business, results of operations, financial condition and cash flows. Although the Bipartisan Budget Act (BBA) of 2018 passed in February 2018 enacted a two-year federal spending agreement and raised the federal spending cap on non-defense spending for fiscal years 2018 and 2019, the Medicare program is frequently mentioned as a target for spending cuts.
The CMS Innovation Center (Innovation Center) is currently working with various healthcare providers to develop, refine and implement Accountable Care Organizations (ACOs) and other innovative models of care for Medicare and Medicaid beneficiaries. We are uncertain of the extent to which the long-term operation and evolution of these models of care, including ACOs, the Comprehensive ESRD Care (CEC) Model (which includes the development of ESRD Seamless Care Organizations (ESCOs)), the Duals Demonstration, or other models, will impact the healthcare market over time. Our U.S. dialysis business may choose to participate in one or several of these models either as a partner with other providers or independently. We currently participate in the CEC Model with the Innovation Center, including the ESCO organizations in the Phoenix-Tucson, Arizona, South Florida, Philadelphia, Pennsylvania-Camden, and New Jersey markets. In areas where our U.S. dialysis business is not directly participating in this or other Innovation Center models, some of our patients may be assigned to an ACO, another ESRD Care Model, or another program, in which case the quality and cost of care that we furnish will be included in an ACO’s, another ESRD Care Model’s or other program’s calculations. In addition to the aforementioned new models of care, federal bipartisan legislation in the form of the Dialysis Patient Access to Integrated-care, Empowerment, Nephrologists, Treatment and Services Demonstration Act of 2017 (PATIENTS Act) has been proposed. The PATIENTS Act builds on prior coordinated care models, such as the CEC Model, and would establish a demonstration program for the provision of integrated care to Medicare ESRD patients. We have made and continue to make investments in building our integrated care capabilities to prepare for integrated care initiatives such as the PATIENTS Act, but there can be no assurances that the PATIENTS Act or similar legislation will be passed. If such legislation is passed, there can be no assurances that we will be able to successfully provide integrated care on the broader scale contemplated by this legislation, and our costs of care could exceed our associated reimbursement rates. In general, if we are unable to efficiently adjust to these and other new models of care, it may erode our patient base or reimbursement rates, which could have a material adverse impact on our business.
The Department of Health and Human Services (HHS) targeted to tie 40% and 50% of Medicare Fee-for-Service (FFS) payments to quality or alternate payment models by the end of 2017 and 2018, respectively. The Health Care Payment Learning & Action Network reported Medicare FFS had 38.3% of health care dollars tied to alternate payment models for 2017 and results of this target are still pending for 2018. As new models of care emerge and evolve, we may be at risk for losing our Medicare patient base, which would have a material adverse effect on our business, results of operations, financial condition and cash flows. Other initiatives in the government or private sector may also arise, including the development of models similar to ACOs, independent practice associations (IPAs) and integrated delivery systems or evolutions of those concepts which could adversely impact our business.

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
The 21st Century Cures Act, enacted in December 2016, includes a provision that will allow Medicare beneficiaries with ESRD to choose to obtain coverage under a Medicare Advantage plan, which could broaden access to certain enhanced benefits offered by Medicare Advantage plans. Until the effective date of this law, this choice is available only to Medicare beneficiaries without ESRD. The ESRD related provisions of the 21st Century Cures Act are scheduled to take effect in 2021.
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
Commercial revenue
Before a patient becomes eligible to elect to have Medicare as their primary payor for dialysis services, a patient’s commercial insurance plan, if any, is generally responsible for payment of such dialysis services for up to the first 33 months, as discussed above. Although commercial payment rates vary, average commercial payment rates established under commercial contracts are generally significantly higher than Medicare rates. The payments we receive from commercial payors generate nearly all of our profits. Payment methods from commercial payors can include a single lump-sum per treatment, referred to as bundled rates, or in other cases separate payments for dialysis treatments and pharmaceuticals, if used as part of the treatment, referred to as FFS rates. Commercial payment rates are the result of negotiations between us and insurers or third-party administrators. Our out-of-network payment rates are on average higher than in-network commercial contract payment rates. Some of our commercial contracts pay us under a single bundled payment rate for all dialysis services provided to covered patients. However, some of our commercial contracts also pay us for certain other services and pharmaceuticals in addition to the bundled payment. Our commercial contracts typically contain annual price escalator provisions. We are continuously in the process of negotiating agreements with our commercial payors and if our negotiations result in overall commercial contract payment rate reductions in excess of our commercial contract payment rate increases, or if commercial payors implement plans that restrict access to coverage or the duration or breadth of benefits or impose restrictions or limitations on patient access to non-contracted or out-of-network providers, it could have a material adverse effect on our business, results of operations, financial condition and cash flows. In addition, if there is an increase in job losses in the U.S., or depending upon changes to the healthcare regulatory system by CMS and/or the impact of healthcare insurance exchanges, we could experience a decrease in the number of patients covered under commercial insurance plans and/or an increase in uninsured or underinsured patients. Patients with commercial insurance who cannot otherwise maintain coverage frequently rely on financial assistance from charitable organizations, such as the American Kidney Fund. If these patients are unable to obtain or continue to receive or receive for a limited duration such financial assistance, or if our assumptions about how patients will respond to any change in such financial assistance are incorrect, it could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Approximately 25% of our U.S. dialysis and related lab patient services revenues and approximately 10.4% of our U.S. dialysis patients are associated with non-acute commercial payors for the year ended December 31, 2018. Non-acute commercial patients as a percentage of our total U.S. dialysis patients for 2018 were relatively flat as compared to 2017. Less than 1% of our U.S. dialysis and related lab services revenues are due directly from patients. There is no single commercial payor that accounted for more than 10% of total U.S. dialysis and related lab services revenues for the year ended December 31, 2018. See Note 2 to the consolidated financial statements included in this report for disclosure on our concentration related to our commercial payors on a total consolidated net revenue basis.
The healthcare reform legislation enacted in 2010 introduced healthcare insurance exchanges which provide a marketplace for eligible individuals and small employers to purchase healthcare insurance. The business and regulatory environment continues to evolve as the exchanges mature, and statutes and regulations are challenged, changed and enforced. Commercial payor participation in the exchanges has decreased and may continue to decrease. If commercial payor participation in the exchanges continues to decrease, it could have a material adverse effect on our business, results of operations, financial condition and cash flows. Although we cannot predict the short- or long-term effects of these factors, we believe future market changes could result in a reduction in ESRD patients covered by traditional commercial insurance policies and an increase in the number of patients covered through the exchanges under more restrictive commercial plans with lower reimbursement rates or higher deductibles and co-payments that patients may not be able to pay. To the extent that changes in statutes, regulations or related guidance or changes in other market conditions result in a reduction in reimbursement rates for our services from commercial and/or government payors, it could have a material adverse effect on our business, results of operations, financial condition and cash flows.
In December 2016, CMS published an interim final rule that questioned the use of charitable premium assistance for ESRD patients and would have established new conditions for coverage standards for dialysis facilities. In January 2017, a federal court issued a preliminary injunction on CMS’ interim final rule and in June 2017, at the request of CMS, the court stayed the proceedings while CMS pursues new rulemaking options. CMS has not issued any new rulemaking related to charitable premium assistance yet, but that does not preclude CMS or another regulatory agency or legislative authority from issuing a new rule or guidance that challenges charitable premium assistance. Additionally, any other law, rule, or guidance, proposed or issued by CMS or other federal or state regulatory or legislative authorities, including any ballot or other initiatives, restricting or prohibiting the ability of patients with access to alternative coverage from selecting a marketplace plan on or off exchange, limiting the amount of revenue dialysis providers can retain for caring for patients with commercial insurance by, among other things, requiring rebates to insurers and taking into account only a portion of the costs incurred by dialysis providers, affecting payments made to providers for services provided to patients who receive charitable premium assistance, and/or otherwise restricting or prohibiting the use of charitable premium assistance, could cause us to incur substantial costs to oppose any such proposed measures, impact our dialysis center development plans, and if passed and/or implemented, could adversely impact dialysis centers across the U.S. making certain centers economically unviable, lead to the closure of certain centers, restrict the ability of dialysis patients to obtain and maintain optimal insurance coverage, and in some cases have a material adverse effect on our business, results of operations, financial condition and cash flows. For a discussion of recent state legislative and ballot initiatives and related risks, see our Risk Factor in Item 1A Risk Factors under the heading "Changes in federal and state healthcare legislation or regulations could have a material adverse effect on our business, results of operations, financial condition and cash flows."
Revenue from other pharmaceuticals
The impact of physician-prescribed pharmaceuticals on our overall revenues that are separately billable has significantly decreased since Medicare’s single bundled payment system went into effect beginning in January 2011, and as a result of commercial contracts that pay us a single bundled payment rate. Effective January 1, 2018, both oral and IV forms of calcimimetics, a drug class taken by many patients with ESRD to treat mineral bone disorder, became the financial responsibility of our U.S. dialysis and lab services business for our Medicare patients and are now reimbursed under Medicare Part B. During an initial pass-through period, Medicare payment for calcimimetics will be based on a pass-through rate of the average sales price plus approximately 4%. CMS has stated intentions to enter calcimimetics into the ESRD bundle two years after transitioning to Part B. Previously, calcimimetics were reimbursed for Medicare patients through Part D once dispensed from traditional pharmacies.
Approximately 7% and 2% of our total U.S. dialysis and related lab services net patient services revenues for the years ended December 31, 2018 and 2017, are associated with the administration of separately-billable physician-prescribed pharmaceuticals of which the administration of calcimimetics and EPO accounted for approximately 5% and 1% of our total U.S. dialysis and related lab services net revenues, respectively, for the year ended December 31, 2018. The administration of EPO accounted for approximately 1% of our total U.S. dialysis and related lab services net revenues for the year ended December 31, 2017.

Currently, EPO and both the oral and IV forms of calcimimetics are produced by a single manufacturer, Amgen USA Inc. (Amgen). In 2017, we entered into a Sourcing and Supply Agreement with Amgen for both the oral and IV versions of calcimimetics that expires on December 31, 2022. Our business, results of operations, financial condition and cash flows could be materially impacted by certain factors relating to calcimimetics, including physician prescribing patterns, vendor contracts with Amgen and other suppliers, the availability in the market of a generic oral equivalent, whether the drug becomes part of the ESRD PPS bundled payment and, if so, at what rate, and how commercial payors will treat reimbursement of the drug. If payors do not pay as anticipated, if we are not adequately reimbursed for the cost of the drug, or the processes we have implemented to provide the drug do not perform as anticipated, then we could be subject to both financial and operational risk, among other things. In addition, in 2017, we also entered into a separate Sourcing and Supply Agreement with Amgen for EPO that expires on December 31, 2022. Under the terms of the agreement, we will purchase EPO in amounts necessary to meet no less than 90% of our requirements for erythropoiesis-stimulating agents (ESAs) through the expiration of the contract. The actual amount of EPO that we will purchase from Amgen will depend upon the amount of EPO administered during dialysis treatments as prescribed by physicians and the overall number of patients that we serve. Any interruption in the supply of EPO, calcimimetics, or product cost increases for which we are not appropriately reimbursed or that we are unable to mitigate could materially impact our operations, among other things.
Physician relationships
Community Physicians

An ESRD patient generally seeks treatment at an outpatient dialysis center near his or her home where his or her treating nephrologist has practice privileges. Our relationships with local nephrologists and our ability to provide quality dialysis services and to meet the needs of their patients are key factors in the success of our dialysis operations. Over 5,300 nephrologists currently refer patients to our outpatient dialysis centers. As is typical in the dialysis industry, one or a few physicians, usually account for all or a significant portion of an outpatient dialysis center’s patient base. If a significant number of physicians cease referring patients to our outpatient dialysis centers, it would have a material adverse effect on our business, results of operations, financial condition and cash flows.
Medical Directors

Participation in the Medicare ESRD program requires that dialysis services at an outpatient dialysis center be under the general supervision of a medical director.  Per these requirements, this individual is usually a board certified nephrologist. We have engaged physicians or groups of physicians to serve as medical directors for each of our outpatient dialysis centers. At some outpatient dialysis centers, we also separately contract with one or more other physicians or groups to serve as assistant or associate medical directors over other modalities such as home dialysis. We have over 1,000 individual physicians and physician groups under contract to provide medical director services.

Medical directors for our dialysis centers enter into written contracts with us that specify their duties and fix their compensation generally for periods of ten years. The compensation of our medical directors is the result of arm’s length negotiations and generally depends upon an analysis of various factors such as the physician’s duties, responsibilities, professional qualifications and experience.

Our medical director contracts, joint venture operating agreements and dialysis center purchase agreements generally include covenants not to compete or own interests in other competing outpatient dialysis centers within a defined geographic area for various time periods, as applicable. These non-compete agreements do not prohibit the physicians from referring patients to any outpatient dialysis center, including competing centers.

As part of our Corporate Integrity Agreement (CIA), as described below, we have agreed not to enforce investment non-compete restrictions relating to dialysis clinics or programs that were established pursuant to a partial divestiture joint venture transaction. Therefore, to the extent a joint venture partner or medical director has a contract(s) with us covering dialysis clinics or programs that were established pursuant to a partial divestiture, we will not enforce the investment non-compete provision relating to those clinics and/or programs.
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

If any of our operations are found to violate applicable laws or regulations, we could suffer severe consequences that would have a material adverse effect on our business, results of operations, financial condition, cash flows, reputation and stock price, including:

•	Suspension or termination of our participation in government payment programs;

•	Refunds of amounts received in violation of law or applicable payment program requirements dating back to the applicable statute of limitation periods;

•	Loss of required government certifications or exclusion from government payment programs;

•	Loss of licenses required to operate healthcare facilities or administer pharmaceuticals in the states in which we operate;

•	Reductions in payment rates or coverage for dialysis and ancillary services and pharmaceuticals;

•
Civil or criminal liability, fines, damages or monetary penalties for violations of healthcare fraud and abuse laws, including the federal Anti-Kickback Statute contained in the Social Security Act of 1935, as amended (Anti-Kickback Statute), Civil Monetary Penalties Statute, Stark Law and False Claims Act (FCA), or other failures to meet regulatory requirements;

•
Enforcement actions by governmental agencies and/or state law claims for monetary damages from patients who believe their protected health information (PHI) has been used, disclosed or not properly safeguarded in violation of federal or state patient privacy laws including the Health Insurance Portability and Accountability Act of 1996 (HIPAA) and the Privacy Act of 1974;

•	Mandated changes to our practices or procedures that significantly increase operating expenses;

•	Imposition of and compliance with corporate integrity agreements that could subject us to ongoing audits and reporting requirements as well as increased scrutiny of our billing and business practices;

•
Termination of various relationships and/or contracts related to our business, including joint venture arrangements, medical director agreements, real estate leases and consulting agreements with physicians; and

•
Harm to our reputation which could negatively impact our business relationships, affect our ability to attract and retain patients and physicians, affect our ability to obtain financing and decrease access to new business opportunities, among other things.

We expect that our industry will continue to be subject to substantial regulation, the scope and effect of which are difficult to predict. We are currently subject to ongoing investigations, audits and inquiries by various government and regulatory agencies as further described in Note 17 to the consolidated financial statements. Our activities could be reviewed or challenged by regulatory authorities at any time in the future, as further described in Item 1A. Risk Factors under the heading, "We are, and may in the future be, a party to various lawsuits, demands, claims, qui tam suits, governmental investigations and audits (including investigations or other actions resulting from our obligation to self-report suspected violations of law) and other legal matters, any of which could result in, among other things, substantial financial penalties or awards against us, mandated refunds, substantial payments made by us, required changes to our business practices, exclusion from future participation in Medicare, Medicaid and other healthcare programs and possible criminal penalties, any of which could have a material adverse effect on our business, results of operations, financial condition, cash flows and materially harm our reputation". This regulation and scrutiny could have a material adverse impact on us.
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
We have experienced some delays in obtaining Medicare certifications from CMS. However, recent changes in the prioritizing of dialysis providers as well as recent legislation allowing private entities to perform initial dialysis facilities certifications may help to decrease or limit delays. The number of companies who will enter the market and the cost of surveys they might perform is unclear.

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
Federal criminal penalties for the violation of the federal Anti-Kickback Statute include imprisonment, fines and exclusion of the provider from future participation in the federal healthcare programs, including Medicare and Medicaid. Violations of the federal Anti-Kickback Statute are punishable by imprisonment for up to ten years and fines of up to $100,000 or both. Larger fines can be imposed upon corporations under the provisions of the U.S. Sentencing Guidelines and the Alternate Fines Statute. Individuals and entities convicted of violating the federal Anti-Kickback Statute are subject to mandatory exclusion from participation in Medicare, Medicaid and other federal healthcare programs for a minimum of five years. Civil penalties for violation of this law include up to $100,000 in monetary penalties per violation, repayments of up to three times the total payments between the parties to the arrangement and suspension from future participation in Medicare and Medicaid. Court decisions have held that the statute may be violated even if only one purpose of remuneration is to induce referrals. The Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (Affordable Care Act (ACA)), amended the federal Anti-Kickback Statute to clarify the intent that is required to prove a violation. Under the statute as amended, the defendant does not need to have actual knowledge of the federal Anti-Kickback Statute or have the specific intent to violate it. In addition, the ACA amended the federal Anti-Kickback Statute to provide that any claims for items or services resulting from a violation of the federal Anti-Kickback Statute are considered false or fraudulent for purposes of the FCA.
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
We enter into several arrangements with physicians that potentially implicate the Anti-Kickback Statute, such as:
Medical Director Agreements. Because our medical directors refer patients to our dialysis centers, our arrangements with these physicians are designed to substantially comply with the safe harbor for personal service arrangements. Although we endeavor to structure the Medical Director Agreements we enter into with physicians to substantially comply with the safe harbor for personal service arrangements, including the requirement that compensation be consistent with fair market value, the safe harbor requires that when services are provided on a part-time basis, the agreement must specify the schedule of intervals of services, and their precise length and the exact charge for such services. Because of the nature of our medical directors’ duties, it is impossible to fully satisfy this technical element of the safe harbor. As a result, these arrangements could be subject to scrutiny since they do not expressly describe the schedule of part-time services to be provided under the arrangement.
Joint Ventures. We own a controlling interest in numerous U.S. dialysis related joint ventures. For the year ended December 31, 2018, these joint ventures represented approximately 25% of our net U.S. dialysis and related lab services revenues. We expect to continue to enter into new U.S. dialysis related joint ventures in the ordinary course of business while maintaining over time most of our existing joint ventures, which would increase the total number of our Kidney Care joint ventures. Our relationships with physicians and other referral sources relating to these joint ventures do not fully satisfy the safe harbor for investments in small entities. Although failure to comply with a safe harbor does not render an arrangement illegal under the federal Anti-Kickback Statute, an arrangement that does not operate within a safe harbor may be subject to scrutiny and the Department of Health and Human Services’ Office of Inspector General (OIG) has warned in the past that certain joint venture relationships have a potential for abuse. Physician joint ventures that fall outside the safe harbors are evaluated on a case-by-case basis under the federal Anti-Kickback Statute.
In this regard, we have endeavored to structure our joint ventures to satisfy as many elements of the safe harbor for investments in small entities as we believe are commercially reasonable. For example, we believe that these investments are offered and made by us on a fair market value basis and provide returns to the investors in proportion to their actual investment in the venture. However, since the arrangements do not satisfy all of the requirements of an applicable safe harbor, these arrangements could be subject to scrutiny on the ground that they are intended to induce patient referrals.
We were subject to investigation by the United States Attorney’s Office for the District of Colorado, the Civil Division of the United States Department of Justice (DOJ) and the OIG related to our then-existing relationships with physicians, including our joint ventures, and whether those relationships and joint ventures comply with the federal Anti-Kickback Statute and the FCA. In October 2014, we entered into a Settlement Agreement with the United States and relator David Barbetta to resolve the then pending 2010 and 2011 U.S. Attorney physician relationship investigations. In connection with the resolution of this matter, and in exchange for the OIG’s agreement not to exclude us from participating in the federal healthcare programs, we entered into a five-year CIA with the OIG. The CIA (i) requires that we maintain certain elements of our compliance programs; (ii) imposes certain expanded compliance-related requirements during the term of the CIA; (iii) requires ongoing monitoring and reporting by an independent monitor, imposes certain reporting, certification, records retention and training obligations, allocates certain oversight responsibility to the Board’s Compliance Committee, and necessitates the creation of a Management Compliance Committee and the retention of an independent compliance advisor to the Board; and (iv) contains certain business restrictions related to a subset of our joint venture arrangements. For additional information regarding our CIA, see Item 1 Business under the heading “Corporate Compliance Program."
Lease Arrangements. We lease space for numerous dialysis centers from entities in which physicians, hospitals or medical groups hold ownership interests, and we sublease space to referring physicians at approximately 240 of our dialysis centers as of December 31, 2018. We endeavor to structure these arrangements to comply with the federal Anti-Kickback Statute safe harbor for space rentals in all material respects.
Common Stock. Some medical directors and other referring physicians may own our common stock. We believe that these interests materially satisfy the requirements of the Anti-Kickback Statute safe harbor for investments in large publicly traded companies.
Discounts. Our dialysis centers sometimes acquire certain items and services at a discount that may be reimbursed by a federal healthcare program. We endeavor to structure our vendor contracts that include discount or rebate provisions to comply with the federal Anti-Kickback Statute safe harbor for discounts.
If any of our business transactions or arrangements, including those described above, were found to violate the federal Anti-Kickback Statute, we, among other things, could face criminal, civil or administrative sanctions, including possible exclusion from participation in Medicare, Medicaid and other state and federal healthcare programs. Any findings that we have violated these laws could have a material adverse impact on our business, results of operations, financial condition, cash flows, reputation and stock price.
As part of HHS’s Regulatory Sprint to Coordinated Care (Regulatory Sprint), OIG issued a request for information (RFI) in August 2018 seeking input on regulatory provisions that may act as barriers to coordinated care or value-based care. Specifically, OIG sought to identify ways in which it might modify or add new safe harbors to the Anti-Kickback Statute (as well as exceptions to the definition of “remuneration” in the beneficiary inducements provision of the Civil Monetary Penalty statute) in order to foster arrangements that promote care coordination and advance the delivery of value-based care, while also protecting against harms caused by fraud and abuse. Comments were due in October 2018, but OIG has yet to issue any proposed rules or take other regulatory action related to the RFI.
Stark Law
The Stark Law prohibits a physician who has a financial relationship, or who has an immediate family member who has a financial relationship, with entities providing Designated Health Services (DHS), from referring Medicare and Medicaid patients to such entities for the furnishing of DHS, unless an exception applies. DHS is defined to mean any of the following enumerated items or services; clinical laboratory services; physical therapy services; occupational therapy services; radiology services, including magnetic resonance imaging, computerized axial tomography scans, and ultrasound services; radiation therapy services and supplies; durable medical equipment and supplies; parenteral and enteral nutrients, equipment, and supplies; prosthetics, orthotics and prosthetic devices and supplies; home health services; outpatient prescription drugs; inpatient and outpatient hospital services; and outpatient speech-language pathology services. The types of financial arrangements between a physician and a DHS entity that trigger the self-referral prohibitions of the Stark Law are broad and include direct and indirect ownership and investment interests and compensation arrangements. The Stark Law also prohibits the DHS entity receiving a prohibited referral from presenting, or causing to be presented, a claim or billing for the services arising out of the prohibited referral. The prohibition applies regardless of the reasons for the financial relationship and the referral; unlike the federal Anti-Kickback Statute, intent to induce referrals is not required. If the Stark Law is implicated, the financial relationship must fully satisfy a Stark Law exception. If an exception is not satisfied, then the parties to the arrangement could be subject to sanctions. Sanctions for violation of the Stark Law include denial of payment for claims for services provided in violation of the prohibition, refunds of amounts collected in violation of the prohibition, a civil penalty of up to $15,000 for each service arising out of the prohibited referral, a civil penalty of up to $100,000 against parties that enter into a scheme to circumvent the Stark Law prohibition, civil assessment of up to three times the amount claimed, and potential exclusion from the federal healthcare programs, including Medicare and Medicaid. Amounts collected for prohibited claims must be reported and refunded generally within 60 days after the date on which the overpayment was identified. Furthermore, Stark Law violations and failure to return overpayments timely can form the basis for FCA liability as discussed below.
The definition of DHS under the Stark Law excludes services paid under a composite rate, even if some of the components bundled in the composite rate are DHS. Although the ESRD bundled payment system is no longer titled a composite rate, we believe that the former composite rate payment system and the current bundled system are both composite systems excluded from the Stark Law. Since most services furnished to Medicare beneficiaries provided in our dialysis centers are reimbursed through a bundled rate, the services performed in our facilities generally are not DHS, and the Stark Law referral prohibition does not apply to those services. Certain separately billable drugs (drugs furnished to an ESRD patient that are not for the treatment of ESRD that CMS allows our centers to bill for using the so-called AY modifier) may be considered DHS. However, we have implemented certain billing controls designed to limit DHS being billed out of our dialysis clinics. Likewise, the definition of inpatient hospital services, for purposes of the Stark Law, also excludes inpatient dialysis performed in hospitals that are not certified to provide ESRD services. Consequently, our arrangements with such hospitals for the provision of dialysis services to hospital inpatients do not trigger the Stark Law referral prohibition.
In addition, although prescription drugs are DHS, there is an exception in the Stark Law for calcimimetics, EPO and other specifically enumerated dialysis drugs when furnished in or by an ESRD facility such that the arrangement for the furnishing of the drugs does not violate the Stark Law. The exception is available only for drugs included on a list of Current Procedural Terminology/Healthcare Common Procedure Coding System (CPT/HCPCS) codes published by CMS, and for calcimimetics, EPO, Aranesp® and equivalent drugs dispensed by the ESRD facility for use at home. While we believe that most drugs furnished by our dialysis centers are covered by the exception, dialysis centers may administer drugs that are not on the list of CPT/HCPCS codes and therefore do not meet this exception. In order for a physician who has a financial relationship with a dialysis center to order one of these drugs from the center and for the center to obtain Medicare reimbursement, another exception must apply.
We have entered into several types of financial relationships with referring physicians, including compensation arrangements. If our dialysis centers were to bill for a non-exempted drug and the financial relationships with the referring physician did not satisfy an exception, we could be required to change our practices, face civil penalties, pay substantial fines, return certain payments received from Medicare and beneficiaries or otherwise experience a material adverse effect as a result of a challenge to payments made pursuant to referrals from these physicians under the Stark Law.
Medical Director Agreements. We endeavor to structure our medical director agreements to satisfy the personal services arrangement exception to the Stark Law. While we believe that the compensation provisions included in our medical director agreements are the result of arm’s length negotiations and result in fair market value payments for medical director services, an enforcement agency could nevertheless challenge the level of compensation that we pay our medical directors.
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
Joint Ventures. Some of our referring physicians also own equity interests in entities that operate our dialysis centers. We believe that none of the Stark Law exceptions applicable to physician ownership interests in entities to which they make DHS referrals apply to the kinds of ownership arrangements that referring physicians hold in several of our subsidiaries that operate dialysis centers. Accordingly, these dialysis centers do not bill Medicare for DHS referrals from physician owners. If the dialysis centers bill for DHS referred by physician owners, the dialysis centers would be subject to the Stark Law penalties described above.
Ancillary Services. The operations of our ancillary and subsidiary businesses are also subject to compliance with the Stark Law, and any failure to comply with these requirements, particularly in light of the strict liability nature of the Stark Law, could subject these operations to the Stark Law penalties and sanctions described above.
If CMS or other regulatory or enforcement authorities determined that we have submitted claims in violation of the Stark Law, or otherwise violated the Stark Law, we would be subject to the penalties described above. In addition, it might be necessary to restructure existing compensation agreements with our medical directors and to repurchase or to request the sale of ownership interests in subsidiaries and partnerships held by referring physicians or, alternatively, to refuse to accept referrals for DHS from these physicians, or take other actions to modify our operations. Any such penalties and restructuring or other required actions could have a material adverse effect on our business, results of operations, financial condition and cash flows.
In June 2018, CMS issued an RFI seeking input on how to address any undue regulatory impact and burden of the Stark Law. CMS placed the RFI in the context of HHS's Regulatory Sprint and stated that it identified aspects of the Stark Law that pose potential barriers to coordinated care. CMS thus sought comments on the impact and burden of the Stark Law, including whether it prevents or inhibits care coordination. Comments closed on August 24, 2018 and CMS has not yet issued proposed or final regulations based on the RFI.
Fraud and abuse under state law
Some states in which we operate dialysis centers have laws prohibiting physicians from holding financial interests in various types of medical facilities to which they refer patients. Some of these laws could potentially be interpreted broadly as prohibiting physicians who hold shares of our publicly traded stock or are physician owners from referring patients to our dialysis centers if the centers use our laboratory subsidiary to perform laboratory services for their patients or do not otherwise satisfy an exception to the law. States also have laws similar to or stricter than the federal Anti-Kickback Statute that may affect our ability to receive referrals from physicians with whom we have financial relationships, such as our medical directors. Some state anti-kickback laws also include civil and criminal penalties. Some of these laws include exemptions that may be applicable to our medical directors and other physician relationships or for financial interests limited to shares of publicly traded stock. Some, however, may include no explicit exemption for certain types of agreements and/or relationships entered into with physicians. If these laws are interpreted to apply to referring physicians with whom we contract for medical director and similar services, to referring physicians with whom we hold joint ownership interests or to referring physicians who hold interests in DaVita Inc. limited solely to our publicly traded stock, and for which no applicable exception exists, we may be required to terminate or restructure our relationships with or refuse referrals from these referring physicians and could be subject to criminal, civil and administrative sanctions, refund requirements and exclusions from government healthcare programs, including Medicare and Medicaid, which could have a material adverse effect on our business, results of operations, financial condition, cash flows, reputation and stock price.
Corporate Practice of Medicine and Fee-Splitting

There are states in which we provide management services to nephrology physician practices that have laws that prohibit business entities, such as our Company and our subsidiaries, from practicing medicine, employing physicians to practice medicine or exercising control over medical decisions by physicians (known collectively as the corporate practice of medicine). These states also prohibit entities from engaging in certain financial arrangements, such as fee-splitting, with physicians. In some states these prohibitions are expressly stated in a statute or regulation, while in other states the prohibition is a matter of judicial or regulatory interpretation. Violations of the corporate practice of medicine vary by state and may result in physicians being subject to disciplinary action, as well as to forfeiture of revenues from payors for services rendered. For lay entities, violations may also bring both civil and, in more extreme cases, criminal liability for engaging in medical practice without a license. Some of the relevant laws, regulations, and agency interpretations in states with corporate practice of medicine restrictions have been subject to limited judicial and regulatory interpretation. Moreover, state laws are subject to change.
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

In addition, amendments to the FCA impose severe penalties for the knowing and improper retention of overpayments collected from government payors. Under these provisions, within 60 days of identifying and quantifying an overpayment, a provider is required to notify CMS or the Medicare Administrative Contractor of the overpayment and the reason for it and return the overpayment. An overpayment impermissibly retained could subject us to liability under the FCA, exclusion from government healthcare programs, and penalties under the federal Civil Monetary Penalty statute. As a result of these provisions, our procedures for identifying and processing overpayments may be subject to greater scrutiny.
The penalties for a violation of the FCA range from $5,500 to $11,000 (adjusted for inflation) for each false claim, plus up to three times the amount of damages caused by each false claim, which can be as much as the amounts received directly or indirectly from the government for each such false claim. On January 29, 2018, the DOJ issued a final rule announcing adjustments to FCA penalties, under which the per claim penalty range increased to a range from $11,181 to $22,363 for penalties assessed after January 29, 2018, so long as the underlying conduct occurred after November 2, 2015. The federal government has used the FCA to prosecute a wide variety of alleged false claims and fraud allegedly perpetrated against Medicare and state healthcare programs, including coding errors, billing for services not rendered, the submission of false cost reports, billing for services at a higher payment rate than appropriate, billing under a comprehensive code as well as under one or more component codes included in the comprehensive code and billing for care that is not considered medically necessary. The ACA provides that claims tainted by a violation of the federal Anti-Kickback Statute are false for purposes of the FCA. Some courts have held that filing claims or failing to refund amounts collected in violation of the Stark Law can form the basis for liability under the FCA. In addition to the provisions of the FCA, which provide for civil enforcement, the federal government can use several criminal statutes to prosecute persons who are alleged to have submitted false or fraudulent claims for payment to the federal government.

Civil Monetary Penalties Statute

The Civil Monetary Penalties Statute, 42 U.S.C. § 1320a-7a, authorizes the imposition of civil money penalties, assessments, and exclusion against an individual or entity based on a variety of prohibited conduct, including, but not limited to:

•
Presenting, or causing to be presented, claims for payment to Medicare, Medicaid, or other third-party payors that the individual or entity knows or should know are for an item or service that was not provided as claimed or is false or fraudulent;

•
Offering remuneration to a Federal health care program beneficiary that the individual or entity knows or should know is likely to influence the beneficiary to order or receive health care items or services form a particular provider;

•	Arranging contracts with an entity or individual excluded from participation in the Federal health care programs;

•	Violating the federal Anti-Kickback Statute;

•	Making, using, or causing to be made or used, a false record or statement material to a false or fraudulent claim for payment for items and services furnished under a Federal health care program;

•
Making, using, or causing to be made any false statement, omission, or misrepresentation of a material fact in any application, bid, or contract to participate or enroll as a provider of services or a supplier under a Federal health care program; and

•	Failing to report and return an overpayment owed to the federal government.

Substantial civil monetary penalties may be imposed under the federal Civil Monetary Penalty Statute and vary, depending on the underlying violation. In addition, an assessment of not more than three times the total amount claimed for each item or service may also apply, and a violator may be subject to exclusion from Federal and state health care programs.
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
Data protection laws are evolving globally, and may add additional compliance costs and legal risks to our international operations. In Europe, the General Data Protection Regulation (GDPR) became effective on May 25, 2018. The GDPR applies to entities that are established in the European Union (EU), as well as extends the scope of EU data protection laws to foreign companies processing data of individuals in the EU. The GDPR imposes a comprehensive data protection regime with the potential for regulatory fines as well as data breach litigation by impacted data subjects. Under GDPR, regulatory penalties may be passed by data protection authorities for up to the greater of 4% of worldwide turnover or €20 million. The costs of compliance with, and other burdens imposed by, the GDPR and other new laws, regulations and policies implementing the GDPR may impact our European operations and/or limit the ways in which we can provide services or use personal data collected while providing services. If we fail to comply with the requirements of GDPR, we could be subject to penalties that would have a material adverse impact on our business, results of operations, financial condition and cash flows.
Data protection laws are also evolving nationally, and may add additional compliance costs and legal risks to our U.S. operations. For example, the California legislature recently passed the California Consumer Protection Act (CCPA), which is scheduled to become effective January 1, 2020. The CCPA is a privacy bill that requires certain companies doing business in California to disclose information regarding the collection and use of a consumer's personal data and to delete a consumer's data upon request. The Act also permits the imposition of civil penalties and expands existing state security laws by providing a private right of action for consumers in certain circumstances where consumer data is subject to a breach. We are still evaluating whether and how this rule will impact our U.S. operations and /or limit the ways in which we can provide services or use personal data collected while providing services.
Healthcare reform
In March 2010, broad healthcare reform legislation was enacted in the U.S. through the ACA. Although many of the provisions of the ACA did not take effect immediately and continue to be implemented, and some have been and may be modified before or during their implementation, the reforms could continue to have an impact on our business in a number of ways. We cannot predict how employers, private payors or persons buying insurance might react to federal and state healthcare reform legislation or what form many of these regulations will take before implementation.
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

On February 25, 2013, HHS issued the final rule governing the standards applicable to EHB benchmark plans, including new definitions and actuarial value requirements and methodology, and published a list of plan benchmark options that states can use to develop EHBs. The rule describes specific coverage requirements that (i) prohibit discrimination against individuals because of pre-existing or chronic conditions, (ii) ensure network adequacy of essential health providers, and (iii) prohibit benefit designs that limit enrollment and that prohibit access to care for enrollees. Subsequent regulations relevant to the EHB have continued the benchmark plan approach for 2016 and future years and have implemented clarifications and modifications to the existing EHB regulations, including the prohibition on discrimination, network adequacy standards and other requirements. In recent years, CMS has issued an annual Notice of Benefit and Payment Parameters rulemaking and related guidance setting forth standards for insurance plans provided through the exchanges.
Other aspects of the 2010 healthcare reform laws may affect our business as well, including provisions that impact the Medicare and Medicaid programs. These and other provisions of the ACA remain subject to ongoing uncertainty due to developing regulations and clarifications, including those described above, as well as continuing political and legal challenges at both the federal and state levels. Republicans control the Executive branch and Senate, and since 2016 have implemented both administrative and legislative initiatives that have had adverse impacts on the ACA and its programs. For example, in October 2017, the federal government announced that cost-sharing reduction payments to insurers would end, effective immediately, unless Congress appropriated the funds, and, in December 2017, Congress passed the Tax Cuts and Jobs Act, which includes a provision that eliminates the penalty under the ACA’s individual mandate for individuals who fail to obtain a qualifying health insurance plan and could impact the future state of the exchanges. Moreover, in February 2018, Congress passed the BBA which, among other things, repealed the Independent Payment Advisory Board that was established by the ACA and intended to reduce the rate of growth in Medicare spending by extending sequestration cuts to Medicare payments through fiscal year 2027. While certain provisions of the BBA may increase the scope of benefits available for certain chronically ill federal health care program beneficiaries beginning in 2020, the ultimate impact of such changes cannot be predicted. While there may be significant changes to the healthcare environment in the future, the specific changes and their timing are not yet apparent. As a result, there is considerable uncertainty regarding the future with respect to the exchanges, and, indeed, many core aspects of the current health care marketplace. While specific changes and their timing are not yet apparent, such changes could lower our reimbursement rates or increase our expenses. Any failure to successfully implement strategic initiatives that respond to future legislative, regulatory, and executive changes could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
In addition, a few states in which we do business have certificate of need programs regulating the establishment or expansion of healthcare facilities, including dialysis centers.
Capacity and location of our U.S. dialysis centers
Typically we are able to increase our capacity by extending hours at our existing dialysis centers, expanding our existing dialysis centers, relocating our dialysis centers, developing new dialysis centers and by acquiring dialysis centers. The development of a typical outpatient dialysis center by us generally requires approximately $2.2 million for leasehold improvements and other capital expenditures. Based on our experience, a new outpatient dialysis center typically opens within a year after the property lease is signed, normally achieves operating profitability in the second year after Medicare certification and normally reaches maturity within three to five years. Acquiring an existing outpatient dialysis center requires a substantially greater initial investment, but profitability and cash flows are generally accelerated and more predictable. To a limited extent, we enter into agreements to provide management and administrative services to outpatient dialysis centers in which we own a noncontrolling equity investment or which are wholly-owned by third parties in return for management fees, which are typically based on a percentage of revenues or cash collections of the managed center’s operations.

The table below shows the growth of our U.S. dialysis operations by number of dialysis centers.

	2018	2017	2016	2015	2014
Number of centers at beginning of year	2,510	2,350	2,251	2,179	2,074
Acquired centers	18	66	8	6	18
Developed centers	152	121	100	72	105
Net change in centers with management and administrative services agreements(1)	(5)	(2)	—	2	—
Sold and closed centers(2)(3)	(9)	(15)	(4)	(3)	(2)
Closed centers(4)	(2)	(10)	(5)	(5)	(16)
Number of centers at end of year	2,664	2,510	2,350	2,251	2,179

(1)
Represents dialysis centers in which we own a noncontrolling equity investment or which are wholly-owned by third parties, and also includes dialysis centers we deconsolidated and transferred to management services agreements.

(2)	Includes centers that were divested as a part of our Renal Ventures acquisition in 2017.

(3)	Represents dialysis centers that were sold and/or closed for which patients were not retained.

(4)	Represents dialysis centers that were closed for which the majority of patients were retained and transferred to one of our other existing outpatient dialysis centers.
As of December 31, 2018, we operated or provided administrative services to a total of 2,664 U.S. outpatient dialysis centers. A total of 2,630 of such centers are consolidated in our financial statements. Of the remaining 34 unconsolidated U.S. outpatient dialysis centers, we own a noncontrolling interest in 30 centers and provide management and administrative services to four centers that are wholly-owned by third parties. The locations of the 2,630 U.S. outpatient dialysis centers consolidated in our financial statements at December 31, 2018 were as follows:

Ancillary services and strategic initiatives businesses, including our international operations
As of December 31, 2018, our ancillary services and strategic initiatives consisted primarily of disease management services, vascular access services, clinical research programs, physician services, ESRD seamless care organizations, comprehensive care, and our international operations and relate primarily to our core business of providing kidney care services.
Ancillary services and strategic initiatives consist primarily of the following:

•
Disease management services. VillageHealth DM, LLC doing business as DaVita Integrated Kidney Care (DaVita IKC) provides advanced integrated care management services to health plans and government programs for members/beneficiaries diagnosed with ESRD, chronic kidney failure, and/or poly-comorbid conditions. Through a combination of clinical coordination, innovative interventions, medical claims analysis and information technology, we endeavor to assist our customers and patients in obtaining superior renal healthcare and improved clinical outcomes, as well as helping to reduce overall medical costs.  Integrated kidney care management revenues from commercial and Medicare Advantage insurers can be based upon either an established contract fee recognized as earned over the contract period, or related to the operation of value-based programs, including pay for performance, shared savings, and capitation contracts. DaVita IKC also operates Medicare Advantage ESRD Special Needs Plans in partnership with payors that work with CMS to provide ESRD patients full service healthcare. We are at risk for all medical costs of the program in excess of the capitation payments. Furthermore, in October 2015, DaVita IKC entered into management service agreements to support three ESCO joint ventures in which we are an investor through certain wholly- or majority-owned dialysis clinics.

•
Vascular access services. Lifeline provides management and administrative services to physician-owned vascular access clinics that provide vascular services for dialysis and other patients. Lifeline is also the majority-owner of three vascular access clinics. Management fees generated from providing management and administrative services are recognized as earned typically based on a percentage of revenues or cash collections generated by the clinics. Revenues associated with the vascular access clinics that are majority-owned are recognized in the period when the services are provided.

•
Clinical research programs. DaVita Clinical Research (DCR) is a provider-based specialty clinical research organization with a full spectrum of services for clinical drug research and device development. DCR uses its extensive, applied database and real-world healthcare experience to assist in the design, recruitment and completion of retrospective and prospective pragmatic and clinical trials. Revenues are based upon an established fee per study, as determined by contract with drug companies and other sponsors and are recognized as earned according to the contract terms.

•
Physician services. Nephrology Practice Solutions (NPS) is an independent business that partners with physicians committed to providing outstanding clinical and integrated care to patients. NPS provides nephrologist recruitment and staffing services in select markets which are billed on a per search basis. NPS also offers physician practice management services to nephrologists under administrative services agreements. These services include physician practice management, billing and collections, credentialing, coding, and other support services that enable physician practices to increase efficiency and manage their administrative needs. Additionally, NPS owns and operates nephrology practices in multiple states. Fees generated from these services are recognized as earned typically based upon flat fees or cash collections generated by the physician practice.

•
ESRD Seamless Care Organization joint ventures (ESCO JVs). In October 2015, certain of our dialysis clinics entered into partnerships with various nephrology practices, health systems, and other providers to establish three ESCO JVs in Phoenix-Tucson Arizona, South Florida, and Philadelphia Pennsylvania-Camden, New Jersey. The ESCO JVs were formed under the CMS Innovation Center’s Comprehensive ESRD Care (CEC) Model, a demonstration to assess the impact of care coordination for ESRD patients in a dialysis-center oriented ACO setting. Each ESCO JV has a shared risk arrangement with CMS and the programs are evaluated on a performance year basis. The delivery of improved quality outcomes for patients and program savings depend on the contributions of the dialysis center teammates, nephrologists, health system and hospital partners, pharmacy providers, other primary care and specialty care providers and facilities, and integrated care management support from DaVita IKC, which is also the manager of the ESCO JVs. In October 2017, CMS published the results for the first performance year, covering the period from October 2015 to December 2016, and all three ESCO JVs earned shared savings payments. Results for 2017 and 2018 performance years are anticipated to be released in 2019.

•
Comprehensive care.  DaVita Health Solutions was created to provide comprehensive care through house calls and post-acute care programs to help chronically ill patients through use of community based, physician- and nurse practitioner-led care teams to deliver medical, behavioral, social and palliative care within the patient's home or skilled nursing facility.

During 2018, we transitioned the customer service and fulfillment functions of our pharmacy business, DaVita Rx, to third parties and ceased our related distribution operations. DaVita Rx was a pharmacy that specialized in providing oral medications and medication management services to patients with ESRD. In addition, effective June 1, 2018, we sold 100% of the stock of Paladina Health, our direct primary care business. For additional discussion of our ancillary services and strategic initiatives businesses, see Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.
International dialysis operations
As of December 31, 2018, we operated or provided administrative services to a total of 241 outpatient dialysis centers, which includes consolidated and nonconsolidated centers located in nine countries outside of the U.S., serving approximately 25,000 patients. Our international dialysis operations have continued to grow steadily and expand as a result of developing and acquiring outpatient dialysis centers in various strategic markets. Our international operations are included as part of our ancillary services and strategic initiatives. The table below summarizes the number of locations of our international outpatient dialysis centers.

	2018	2017	2016	2015	2014
Number of centers at beginning of year	237	154	118	91	73
Acquired centers	28	68	21	21	9
Developed and hospital operated centers	3	8	12	7	11
Managed centers, net	—	—	—	(1)	—
Closed centers	(2)	(1)	—	—	(2)
Net change in Asia Pacific Joint Venture (APAC JV) operated centers(1)	(25)	8	3	—	—
Number of centers at end of year	241	237	154	118	91

(1)	In 2016 we deconsolidated the APAC JV.
The locations of our international outpatient dialysis centers are as follows:

Germany	56
Poland	51
Malaysia(1)	40
Brazil	33
Saudi Arabia	23
Colombia	20
Portugal	9
Taiwan(1)	7
China(1)	2
241

(1)	Includes centers that are operated or managed by our APAC JV.
Corporate Administrative Support
Corporate administrative support consists primarily of labor, benefits and long-term incentive compensation costs for departments which provide support to all of our different operating lines of business. These expenses are included in our consolidated general and administrative expenses and are partially offset by the allocation of management fees.

DaVita Medical Group (DMG) Division
In December 2017, we entered into an agreement to sell our DMG division to Optum, a subsidiary of UnitedHealth Group Inc., subject to receipt of required regulatory approvals and other customary closing conditions. As a result, the DMG business has been classified as held for sale and its results of operations are reported as discontinued operations.
DMG business overview
DMG is a patient- and physician-focused integrated healthcare delivery and management company with over two decades of experience providing coordinated, outcomes-based medical care in a cost-effective manner. As of December 31, 2018, DMG served approximately 753,800 members under its care in southern California, central and south Florida, southern Nevada and central New Mexico through capitation contracts with some of the nation’s leading health plans. Of these members, approximately 321,500 individuals were patients enrolled in Medicare and Medicare Advantage, and the remaining approximately 432,300 individuals were managed care members whose health coverage is provided through their employer or who have individually acquired health coverage directly from a health plan or as a result of their eligibility for Medicaid benefits. In addition to its managed care business, during the year ended December 31, 2018, DMG provided care across all markets to approximately 932,700 patients whose health coverage is structured on a FFS basis, including patients enrolled through traditional Medicare and Medicaid programs, preferred provider organizations and other third party payors.
DMG patients as well as the patients of DMG’s associated physicians, physician groups and IPAs benefit from an integrated approach to medical care that places the physician at the center of patient care. As of December 31, 2018, DMG delivered services to its members via a network of approximately 750 primary care physicians, over 3,200 associated group and other network primary care physicians, approximately 185 network hospitals, and several thousand associated group and network specialists. Together with hundreds of case managers, registered nurses and other care coordinators, these medical professionals utilize a comprehensive information technology system, sophisticated risk management techniques and clinical protocols to provide high-quality, cost-effective care to DMG’s members.
U.S. healthcare spending has increased steadily over the past twenty years. These increases have been driven, in part, by the aging of the baby boomer generation, unhealthy behavioral and lifestyle choices in terms of exercise and diet, rapidly increasing costs in medical technology and pharmaceutical research, and provider reimbursement structures that may promote volume over quality in a FFS environment. These factors, as well as the steady growth of the U.S. population, have made the healthcare industry a growing market. CMS reported that in 2017 healthcare accounted for 17.9% of the U.S. gross domestic product and that healthcare spending increased 3.9% to reach $3.5 trillion. Medicare spending grew 4.2% to $706 billion in 2017 or 20% of National Health Expenditures, according to CMS. Medicare’s share of the federal budget was approximately 17.1% in 2018 according to the Congressional Budget Office (CBO). Medicare is frequently the focus of discussions on how to moderate the growth of both federal spending and healthcare spending in the U.S.
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
Managed care health plans were developed, primarily during the 1980s, in an attempt to mitigate the rising cost of providing healthcare benefits to populations covered by traditional health insurance. These managed care health plans often enroll members through their employers. As a result of the prevalence of these health plans, many seniors now becoming eligible for Medicare have been interacting with managed care companies through their employers for the last 30 years. Individuals turning 65 now are likely to be far more familiar with the managed care setting than previous Medicare populations. According to Kaiser Family Foundation, in 2018, Medicare Advantage represented 34% of total Medicare members, creating a significant opportunity for additional Medicare Advantage penetration of newly eligible seniors.
In an effort to reduce the number of uninsured and to begin to control healthcare expenditures, President Obama signed the ACA into law in March 2010, which was affirmed, in substantial part, by the U.S. Supreme Court in June 2012. As of the end of 2017, the number of uninsured nonelderly Americans was 28.5 million, a decrease of over 13 million since 2013. These previously uninsured Americans and potentially newly eligible Medicaid beneficiaries represent a significant new market opportunity for health plans. We believe that health plans looking to cover these newly eligible individuals under fixed premium arrangements will seek provider arrangements that can effectively manage the cost and quality of the care being provided to these newly eligible individuals, although the 2016 Presidential and Congressional elections and subsequent developments, including recent federal tax reform legislation and legal challenges to the law, have caused the future state of the ACA to become less clear.
One of the primary ways in which the ACA funded expanded health insurance coverage is through cuts in Medicare Advantage reimbursement. County benchmarks have transitioned to a system in which each county’s benchmark is a certain percentage (ranging from 95% to 115%) of FFS Medicare. In a March 2018 report to Congress, the Medicare Payment Advisory Commission (MedPAC) estimated that 2018 Medicare Advantage benchmarks (including quality bonuses), bids, and payments would average 107%, 90%, and 101% of FFS spending, respectively.
Despite the fact that the plan bids average less than FFS spending, payments for enrollees in these plans usually exceed FFS spending because the benchmarks are high relative to FFS spending. For example, health maintenance organizations (HMOs) as a group bid an average of 88% of FFS spending, yet 2018 payments for HMO enrollees are estimated to average 100% of FFS spending (including the quality bonuses).
Nonetheless, changes in benchmarks and/or bids that lower payments to Medicare Advantage plans could adversely affect DMG’s business, results of operations, financial condition and cash flows.
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
The ACA reflects sweeping legislation that, if fully implemented, may have a significant impact on the U.S. healthcare system generally and the operations of DMG’s business. There are numerous steps required to implement the ACA, and implementation remains ongoing and uncertain. Congress also has enacted, and may continue to seek, legislative changes that alter, delay, or eliminate some of the ACA's provisions. For example, under the 2016 omnibus budget agreement, Congress voted to delay certain new taxes that the ACA had enacted, including the excise tax on certain high-cost health plans, the medical device tax, and the tax on health insurers. In addition, the 2016 Presidential and Congressional elections and subsequent developments have caused the future state of the ACA to be unclear. In October 2017, the federal government announced that cost-sharing reduction payments to insurers would end, effective immediately, unless Congress appropriated the funds, and, in December 2017, Congress passed the Tax Cuts and Jobs Act, which includes a provision that eliminates the penalty under the ACA’s individual mandate for individuals who fail to obtain a qualifying health insurance plan and could impact the future state of the exchanges. Further, in February 2018, Congress passed the BBA, which, among other things, repealed the Independent Payment Advisory Board that was established by the ACA and intended to reduce the rate of growth in Medicare spending by extending sequestration cuts to Medicare payments through fiscal year 2027. While certain provisions of the BBA may increase the scope of benefits available for certain chronically ill federal health care program beneficiaries beginning in 2020, the ultimate impact of such changes cannot be predicted. While specific changes and their timing are not yet apparent, the enacted reforms as well as future legislative, regulatory, judicial or executive changes could have a material adverse effect on our business, results of operations, financial condition and cash flows, including lowering our reimbursement rates and increasing our expenses.
One provision of the ACA required CMS to establish a Medicare Shared Savings Program (MSSP) that promotes accountability and coordination of care through the creation of ACOs. The program allows certain providers and suppliers (including hospitals, physicians and other designated professionals) to voluntarily form ACOs and work together along with other ACO participants to invest in infrastructure and redesign delivery processes to achieve high quality and efficient delivery of services. In 2017, HCP ACO California, LLC (formerly DaVita Medical ACO California, LLC) doing business as HealthCare Partners ACO participated in its first year of the CMS Innovation Center's Next Generation ACO model and achieved $11.8 million in savings. HealthCare Partners ACO will continue to participate in the Next Generation program for both 2018 and 2019. Results for 2018 participation will be available in 2019. In December 2018, CMS issued a final rule for the MSSP, which among other things, requires ACOs to accept a two-sided risk model (as opposed to a one-sided model), wherein ACOs need to share in the financial risk of their patients' healthcare spending (i.e., shared losses) in addition to shared savings. This rule could negatively impact the revenue and profitability of DMG's MSSP ACO.
Payor environment
Government programs
DMG derives a significant portion of its revenues from services rendered to beneficiaries of Medicare (including Medicare Advantage), Medicaid, and other governmental healthcare programs.
Medicare. The Medicare program was established in 1965 and became effective in 1967 as a federally funded U.S. health insurance program for persons aged 65 and older, and it was later expanded to include individuals with ESRD and certain disabled persons, regardless of income or age. Since its formation, Medicare has grown to an approximately $706 billion program in 2017, covering approximately 60 million Americans and, based on the growing number of eligible beneficiaries and increases in the cost of healthcare, CBO projects that net Medicare spending will increase from $585 billion in 2018 to $1.2 trillion in 2028.
Initially, Medicare was offered only on a FFS basis. Under the Medicare FFS payment system, an individual can choose any licensed physician enrolled in Medicare and use the services of any hospital, healthcare provider or facility certified by Medicare. CMS reimburses providers for covered services if CMS considers them medically necessary.
FFS Medicare pays for physician services according to a physician fee schedule (PFS) set each year by CMS in accordance with formulas mandated by Congress. Historically, CMS annually adjusted the Medicare Physician Fee Schedule (Medicare PFS) payment rates based on an updated formula that included application of the Sustainable Growth Rate (SGR). On April 16, 2015, President Obama signed and enacted into law H.R. 2, the Medicare Access and CHIP Reauthorization Act of 2015, which, among other things, repealed the SGR and instituted a 0% update to the single conversion factor under the Medicare PFS from January 1 through June 30, 2015, a 0.5% update for July 2015 through the end of 2019, and a 0% update for 2020 through 2025. For 2026 and subsequent years, the update will be either 0.75% or 0.25%, depending on the Alternate Payment Model (APM) in which the physician participates. On October 14, 2016, CMS released a final rule implementing, among other changes, the Advanced APM incentive applicable to the physician fee schedule, under which physicians may receive bonus payments for participating in an Advanced APM. Among other things, the final rule identifies the criteria an APM must satisfy to be considered an Advanced APM, which could include some MSSP ACOs or providers participating in the CEC Model. Whether DMG’s subsidiary ACO or dialysis providers participating in CEC are considered to be Advanced APMs could potentially affect physicians’ willingness to participate in such entities, which may indirectly impact the operations of DMG’s subsidiary ACO or its providers participating in the CEC Model. In addition, under the final rule, DMG’s subsidiary ACO may also be required to submit certain quality data to CMS on behalf of its Merit-Based Incentive Payment System (MIPS) eligible clinicians, which could result in an increase in operational costs. Given that the payment updates for APMs have yet to take effect, we cannot determine the impact of such payment models on our business at this time.
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
The instability of the federal budget may lead to legislation that could result in further cuts in Medicare and Medicaid payments to providers. In recent years, the government has enacted a patchwork of appropriations legislation to temporarily suspend the debt ceiling and continue government operations. Although the BBA passed in February 2018 enacted a two-year federal spending agreement and raised the federal spending cap on non-defense spending for fiscal years 2018 and 2019, the Medicare program is frequently mentioned as a target for spending cuts. Spending cuts to the Medicare program could adversely affect our business, results of operations, financial condition and cash flows.
Medicare Advantage. Medicare Advantage is a Medicare health plan program developed and administered by CMS as an alternative to the original FFS Medicare program. Under the Medicare Advantage program, Medicare beneficiaries may choose to receive benefits under a managed care health plan that provides benefits at least comparable to those offered under the original Medicare FFS payment system in exchange for which the health plan receives a monthly per patient premium payment from CMS. The Medicare Advantage monthly premium varies based on the county in which the member resides, and is adjusted to reflect the demographics and estimated risk profile of the members that enroll. Once a person is authorized by CMS to participate in Medicare Advantage, health plans compete for enrollment based on benefit design differences such as copayments or deductibles, availability of preventive care, attractiveness of and access to a network of hospitals, physicians and ancillary providers and enrollee premium contribution or, most often in Medicare Advantage plans, the absence of any monthly premium. In certain parts of the country, many health plans that provide Medicare Advantage benefits subcontract with integrated medical networks such as DMG to transfer the responsibility for managing patient care.
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
Most Medicare beneficiaries have the option to enroll in private health insurance plans that contract with Medicare under the Medicare Advantage program. According to the Kaiser Family Foundation, the share of Medicare beneficiaries in such plans has risen rapidly in recent years; it reached approximately 34% in 2018 from approximately 13% in 2004. Plan costs for the standard benefit package can be significantly lower or higher than the corresponding cost for beneficiaries in the traditional Medicare FFS payment program. Prior to the ACA, private plans were generally paid a higher average amount, and they used the additional payments to reduce enrollee cost-sharing requirements, provide extra benefits, and/or reduce Medicare premiums. These enhancements were valuable to enrollees, but also resulted in higher Medicare costs overall and higher premiums for all Medicare Part B beneficiaries and not just those enrolled in Medicare Advantage plans. The ACA requires that future payments to plans be based on benchmarks in a range of 95% to 115% of local FFS Medicare costs, with bonus amounts payable to plans meeting high quality-of-care standards. In addition, health plans offering Medicare Advantage are required to spend at least 85% of their premium dollars on medical care, the so-called medical loss ratio (MLR). Since DMG is not a health plan, except for DaVita Health Plan of California, Inc. (DHPC), it is not subject to the 85% MLR requirement. See “DaVita Medical Group Division (DMG)—Knox-Keene” below. However, payments that health plans make to DMG will apply in full towards the health plans’ 85% MLR requirement. If a health plan does not meet the 85% MLR requirement, it must provide a rebate to its customers. Any such shortfalls would not impact amounts paid by health plans to DMG.
Medicaid. Medicaid is a federal entitlement program administered by the states that provides healthcare and long-term care services and support to low-income Americans. Medicaid is funded jointly by the states and the federal government. The federal government guarantees matching funds to states for qualifying Medicaid expenditures based on each state’s federal medical assistance percentage, which is calculated annually and varies inversely with average personal income in the state. Subject to federal rules, each state establishes its own eligibility standards, benefit packages, payment rates and program administration within broad federal statutory and regulatory guidelines. Every state Medicaid program must balance a number of potentially competing demands, including the need for quality care, adequate provider access, and cost-effectiveness. In an effort to improve quality and provide more uniform and cost-effective care, many states have implemented Medicaid managed care programs to improve access to coordinated healthcare services, including preventative care, and to control healthcare costs. Under Medicaid managed care programs, a health plan receives capitation payments from the state. The health plan, in turn, arranges for the provision of healthcare services by contracting with a network of medical providers, such as DMG. DMG has entered into capitation agreements with health plans to manage approximately 90,800 Medicaid managed care members in its southern California market.
Commercial payors
According to the 2018 Annual Survey conducted by the Kaiser Family Foundation, approximately 152 million nonelderly people in the U.S. received their health insurance through their employers, which contracted with health plans to administer these healthcare benefits. Patients enrolled in health plans offered through an employment setting are generally referred to as commercial members. According to the survey, the percentage of workers covered was 53% in 2018 and 55% in 2017. Under the ACA, many uninsured individuals and many individuals who receive their health insurance benefits through small employers may purchase their healthcare benefits through insurance exchanges in which health plans compete directly for individual or small group members’ enrollment. DMG derives a significant amount of its enrollment from commercial members; however, these members represent a disproportionately small share of DMG’s operating profits.
Whether in the Medicare Advantage, commercial or Medicaid market, managed care health plans seek to provide a coordinated and efficient approach to managing the healthcare needs of their enrolled populations. By negotiating with providers, such as pharmacies, hospitals and physicians, and implementing various quality programs, managed care companies attempt to enhance their profitability by limiting their medical costs. These health plans have shown success in mitigating certain components of medical cost, but we believe the plans are limited by their indirect relationship with physicians, who in the aggregate direct most of their patients’ healthcare costs. We believe that physician-led and professionally-managed integrated medical networks such as DMG’s have a greater opportunity to influence cost and improve quality due to the close coordination of care at the most effective point of contact with the patient—the primary care physician.
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
Global model. In Florida, DMG may contract directly with health plans under global capitation arrangements that include hospital services, because state law permits DMG to assume financial responsibility for both professional and institutional services. In New Mexico, DMG has assumed financial responsibility for professional services only.
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
Risk-sharing model. In California, DMG currently utilizes a capitation model in several different forms. While there are variations specific to each arrangement, HealthCare Partners Affiliates Medical Group and HealthCare Partners Associates Medical Group, P.C. (collectively AMG), which are medical groups that have entered into management services agreements with DMG, have historically contracted with health plans to receive a PMPM or percentage of premium (POP) capitation payment for professional (such as physician) services and assumed the financial responsibility for professional services. In some cases, the health plans separately enter into capitation contracts with third parties (typically hospitals) who directly receive a capitation payment and assume contractual financial responsibility for institutional (such as hospital) services. In the case of institutional services and as a result of its managed care-related administrative services agreements with hospitals, AMG has recognized a percentage of the surplus of institutional revenues less institutional expense as AMG net revenues and has also been responsible for some percentage of any short-fall in the event that institutional expenses exceed institutional revenues. We refer to these arrangements as “dual risk arrangements.” In other cases, the health plan does not pay a capitation payment to the hospital, but rather administers and pays fee-for-service claims for hospital expenses. We refer to these arrangements as “shared risk arrangements.” In both cases, AMG has been responsible under its health plan agreements for managing the care dollars associated with both the professional and institutional services provided for in the AMG capitation payment. In total, approximately 29% of DMG’s total membership was covered under dual risk arrangements as of December 31, 2018.
In connection with DMG’s obtaining a restricted Knox-Keene license in California, substantially all of the California health plan contracts, along with the revenues received under such contracts, have been assigned from AMG to DHPC. In addition, DMG now has the legal authority to transition these health plan contracts to global capitation or “global risk” arrangements in which DMG is responsible for arranging professional and institutional services in exchange for capitation payments directly from the health plan. DMG evaluates its various payor arrangements on an ongoing basis, and based on this evaluation, may work with the California Department of Managed Health Care and certain selected health plans to convert to global risk arrangements. DMG converted two contracts to global risk in 2017 and one additional contract to global risk effective January 2019. In total, approximately 21% of DMG’s total membership was covered under global risk arrangements as of December 31, 2018 and approximately 28% of its total membership is now covered under global risk arrangements as of January 2019.

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

A finding that claims for services were not covered or not payable because services were not rendered or because claims otherwise were submitted in violation of the applicable healthcare laws and regulations, or the imposition of sanctions associated with a violation of any of these healthcare laws and regulations, could result in criminal and/or civil penalties and exclusion from participation in Medicare, Medicaid and other federal and state healthcare programs and could have a material adverse effect on DMG’s business, results of operations, financial condition and cash flows. We cannot guarantee that the arrangements or business practices of DMG will not be subject to government scrutiny or be found to violate certain healthcare laws. Government audits, investigations and prosecutions, even if we are ultimately found to be without fault, can be costly and disruptive to DMG’s business. Moreover, changes in healthcare legislation or government regulation may restrict DMG’s existing operations, limit their expansion or impose additional compliance requirements and costs, any of which could have a material adverse effect on DMG’s business, results of operations, financial condition and cash flows.
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
Professional licensing requirements. DMG’s clinical personnel, including physicians, must satisfy and maintain their professional licensing in the states where they practice medicine. Activities that qualify as professional misconduct under state law may subject them to sanctions, including the loss of their licenses, and could subject DMG to sanctions as well. Many state boards of medicine impose reciprocal discipline, that is, if a physician is disciplined for having committed professional misconduct in one state where he or she is licensed, another state where he or she is also licensed may impose the same discipline even though the conduct did not occur in that state. Therefore, if a DMG-associated physician is licensed in multiple states, sanctions or loss of licensure in one state may result in sanction or the loss of licensure in other states. Professional licensing sanctions may also result in exclusion from participation in governmental healthcare programs, such as Medicare and Medicaid, as well as other third-party programs.
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
Some of the relevant laws, regulations, and agency interpretations in states with corporate practice of medicine restrictions have been subject to limited judicial and regulatory interpretation. Moreover, state laws are subject to change. Regulatory authorities and other parties, including DMG’s associated physicians, may assert that, despite the management agreements and other arrangements through which DMG operates, we are engaged in the prohibited corporate practice of medicine or that DMG’s arrangements constitute unlawful fee-splitting. If this were to occur, we could be subject to civil and/or criminal penalties, DMG’s agreements could be found legally invalid and unenforceable (in whole or in part), or we could be required to restructure DMG's contractual arrangements.
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
DMG services
Approximately 84% of DMG’s operating revenues for the year ended December 31, 2018 were derived from capitation contracts with health plans. Under these contracts, DMG’s health plan customers delegate full responsibility for member care to physicians and healthcare facilities that are part of DMG’s provider network. In return, DMG receives a PMPM fee for each DMG member. As a result, DMG has financial and clinical accountability for a population of members. In California, DMG does not assume direct financial risk for institutional (hospital) services in some cases, but is responsible for managing the care dollars associated with both the professional (physician) and institutional services being provided for the PMPM fee attributable to both professional and institutional services. In those cases and as a result of its managed care-related administrative services agreements with hospitals, DMG recognizes the surplus of institutional revenues less institutional expense as DMG net revenues and is also responsible for any short-fall in the event that institutional expenses exceed institutional revenues.

DMG provides comprehensive and quality medical care through a network of participating physicians and other healthcare professionals. Through its group model, DMG employs, directly (where permitted by state law) and through its associated physician groups, approximately 750 primary care physicians. Through its IPA model, DMG contracts with a network of approximately 3,200 associated groups and other network primary care physicians who provide care for DMG’s members in an independent office setting. These physicians are complemented by several thousand network specialists and approximately 185 network hospitals that provide specialty or institutional care to the patients of DMG’s associated physicians, physician groups and IPAs.
In order to comply with local regulations prohibiting the corporate practice of medicine, many of DMG’s group physicians are employed by associated medical groups with which DMG has entered into long-term management agreements. The largest of these DMG managed medical groups is AMG, which employs, directly or indirectly, approximately 750 primary care physicians, specialists and hospitalists. See “Government Regulation—Corporate practice of medicine and fee splitting” above.
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
DMG employs a wide variety of other information applications to service IPA and network providers using web connectivity. The HCP Connect! on-line portal provides web-based eligibility, referrals, electronic claims submission and explanation of benefits, and other communication vehicles for individual physician offices. The success of this suite of applications has enhanced DMG’s ability to manage its IPA networks, and has resulted in significant back-office efficiencies for DMG and its associated physician groups. DMG has further expanded its ability to share key utilization and clinical data with its internal and contracted physicians and specialists through the Physician Information Portal and the Clinical Viewer. Through these secure web portals, a physician is able to obtain web-based, point of care information regarding a patient, including diagnosis history, quality indicators, historical risk-adjustment coding information, pharmacy medication history, and other key information. In addition to its web-portals geared towards physicians, DMG has recently introduced a patient on-line portal to enable DMG’s patients to securely view their own clinical information, schedule physician appointments and interact electronically with their physicians. DMG believes these tools help lead to high quality clinical outcomes, create internal efficiencies, and enhance the satisfaction of its associated physicians and patients.
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

•	DMG’s senior management team possesses substantial experience with the healthcare industry with average experience of approximately 21 years, as of December 31, 2018.
Locations of DMG clinics
As of December 31, 2018, DMG managed a total of 277 medical clinics, of which 72 clinics were located in California, 25 clinics were located in Colorado, 86 clinics were located in Florida, 56 clinics were located in Nevada, 13 clinics were located in New Mexico, and 25 clinics were located in Washington.
Competition
U.S. and International dialysis competition
The U.S. dialysis industry has some consolidation but still remains highly competitive, particularly in terms of acquiring existing outpatient dialysis centers. We continue to face a high degree of competition in the U.S. dialysis industry from large and medium-sized providers, among others, who compete directly with us for the acquisition of dialysis businesses, relationships with physicians to act as medical directors and skilled clinical personnel, as well as for individual patients. In addition, as we continue our international dialysis expansion into various international markets, we face competition from large and medium-sized providers, among others, for acquisition targets as well as physician relationships. Because of the ease of entry into the dialysis business and the ability of physicians to own dialysis centers and/or also be medical directors for their own centers, competition for growth in existing and expanding markets is not limited to large competitors with substantial financial resources. There have also been increasing indications of interest from non-traditional dialysis providers and others to enter the dialysis space and/or develop innovative technologies or business activities that could be disruptive to the industry. Acquisitions, developing new outpatient dialysis centers, patient retention and physician relationships are a critical component of our growth strategy and our business could be adversely affected if we are not able to continue to make dialysis acquisitions on reasonable and acceptable terms, continue to develop new outpatient dialysis centers, maintain or establish new relationships with physicians or if we experience significant patient attrition to our competitors. Competition for qualified physicians to act as medical directors and for inpatient dialysis services agreements with hospitals is also intense. Occasionally, we have also experienced competition from former medical directors or referring physicians who have opened their own outpatient dialysis centers. We also experience competitive pressures from other dialysis providers in connection with negotiating contracts with commercial healthcare payors and in recruiting and retaining qualified skilled clinical personnel.

Together with Fresenius Medical Care (FMC), we account for approximately 74% of outpatient dialysis patients in the U.S. with our Company serving approximately 37% of the total outpatient dialysis patients. Approximately 44% of the centers not owned by us or FMC are owned or controlled by hospitals or non-profit organizations. Hospital-based and non-profit dialysis units typically are more difficult to acquire than physician-owned dialysis centers.
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
Corporate compliance program
Our businesses are subject to extensive federal, state and local government laws and regulations. Management has designed and implemented a corporate compliance program as part of our commitment to comply fully with applicable criminal, civil and administrative laws and regulations and to maintain the high standards of conduct we expect from all of our teammates. We continuously review this program and enhance it as appropriate. The primary purposes of the program include:

•	Assessing and identifying risks for existing and new businesses;

•	Training and educating our teammates and affiliated professionals to promote awareness of legal and regulatory requirements and the necessity of complying with all these laws;

•	Developing and implementing compliance policies and procedures and creating controls to support compliance with these laws and our policies and procedures;

•	Auditing and monitoring the activities of our operating units and business support functions on a regular basis to identify risks and potential instances of noncompliance in a timely manner; and

•	Ensuring that we promptly take steps to resolve instances of noncompliance and address areas of weakness or potential noncompliance.
We have a code of conduct that each of our teammates, members of our Board of Directors, affiliated professionals and certain third parties must follow, and we have an anonymous compliance hotline for teammates and patients to report potential instances of noncompliance. Our Chief Compliance Officer administers the compliance program. The Chief Compliance Officer reports directly to our Chief Executive Officer, our Chief Executive Officer of Kidney Care and the Chair of the Compliance Committee of our Board of Directors (Board Compliance Committee).
On October 22, 2014, DaVita entered into a Corporate Integrity Agreement (CIA) with HHS and the OIG. The CIA:

•	requires that we maintain certain elements of our compliance programs;

•
imposes certain expanded compliance-related requirements during the term of the CIA, including increased training for teammates, physician partners and members of our Board of Directors, implementing a series of procedures prior to entering into arrangements with referrals sources, execution of annual certifications by senior executives of compliance with federal healthcare laws and regulations, internal compliance policies and the CIA, imposition of an executive recoupment program and quarterly and annual reports to the OIG;

•
requires the formal allocation of certain oversight responsibility to the Board Compliance Committee and a resolution from that committee that it has made reasonable inquiry into the operations of the compliance program, the creation of a Management Compliance Committee and the retention of an independent compliance advisor during years three through five of the CIA;

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
The costs associated with compliance with the CIA are substantial. In addition, in the event of a breach of the CIA, we may become liable for payment of certain stipulated penalties, and/or be excluded from participation in federal healthcare programs. In April 2015, the OIG notified us that it considered us to be in breach of the CIA because of three implementation deficiencies. We remediated the deficiencies and paid certain stipulated penalties. If we fail to comply with our CIA or adhere to all of the complex governmental laws and regulations that apply to our business, we could suffer severe consequences, including substantial penalties and exclusion from participation in federal healthcare programs that could have a material adverse effect on our business, results of operations, financial condition and cash flows, reputation and stock price.
Insurance
We are predominantly self-insured with respect to professional and general liability and workers' compensation risks through wholly-owned captive insurance companies.  We are also predominantly self-insured with respect to employee medical and other health benefits. We also maintain insurance, excess coverage, or reinsurance for property and general liability, professional liability, directors’ and officers’ liability, workers' compensation, cybersecurity and other coverage in amounts and on terms deemed adequate by management, based on our actual claims experience and expectations for future claims. Future claims could, however, exceed our applicable insurance coverage. Physicians practicing at our dialysis centers are required to maintain their own malpractice insurance, and our medical directors are required to maintain coverage for their individual private medical practices. Our liability policies cover our medical directors for the performance of their duties as medical directors at our outpatient dialysis centers. DMG also maintains general and professional liability insurance through various independent and related parties. DMG has purchased its primary general and professional liability insurance from California Medical Group Insurance (CMGI) in which DMG owns a 67% equity interest.
Teammates
As of December 31, 2018, we employed approximately 77,700 teammates, including our international teammates:

●	Licensed professional staff (physicians, nurses and other healthcare professionals)	26,500
●	Other patient care and center support staff and laboratory personnel	29,200
●	Corporate, billing and regional administrative staff	9,400
●	DMG	12,600
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

Item 1A.    Risk Factors
This Annual Report on Form 10-K contains statements that are forward-looking statements within the meaning of the federal securities laws. These statements involve known and unknown risks and uncertainties including those discussed below. The risks and uncertainties discussed below are not the only ones facing our business. In addition, please read the cautionary notice regarding forward-looking statements in Item 7 of Part II of this Annual Report on Form 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Risk factors related to our overall business:
If we fail to adhere to all of the complex government laws and regulations that apply to our business, we could suffer severe consequences that could have a material adverse effect on our business, results of operations, financial condition, cash flows, reputation and stock price.
Our operations are subject to extensive federal, state and local government laws and regulations, such as Medicare and Medicaid reimbursement rules and regulations, federal and state anti-kickback laws, the Stark Law and analogous state self-referral prohibition statutes, the 21st Century Cures Act, Federal Acquisition Regulations, the False Claims Act (FCA) and associated regulations, the Civil Monetary Penalty statute and associated regulations, the Foreign Corrupt Practices Act (FCPA), and federal and state laws regarding the collection, use and disclosure of patient health information (e.g., Health Insurance Portability and Accountability Act of 1996 (HIPAA)) and the storage, handling, shipment, disposal and/or dispensing of pharmaceuticals and blood products and other biological materials and many other applicable state and federal laws and requirements. Medicare and Medicaid regulations, manual provisions, local coverage determinations, national coverage determinations and agency guidance impose complex and extensive requirements upon healthcare providers as well. Moreover, the various laws and regulations that apply to our operations are often subject to varying interpretations and additional laws and regulations potentially affecting providers continue to be promulgated that may impact us. A violation or departure from any of the legal requirements implicated by our business may result in, among other things, government audits, lower reimbursements, significant fines and penalties, the potential loss of certification, recoupment efforts or voluntary repayments. These legal requirements are civil, criminal and administrative in nature depending on the law or requirement.
We endeavor to comply with all legal requirements. We further endeavor to structure all of our relationships with physicians and providers to comply with state and federal anti-kickback physician and self-referral laws and other applicable healthcare laws. We utilize considerable resources to monitor laws and regulations and implement necessary changes. However, the laws and regulations in these areas are complex, changing and often subject to varying interpretations. As a result, there is no guarantee that we will be able to adhere to all of the laws and regulations that apply to our business, and any failure to do so could have a material adverse impact on our business, results of operations, financial condition, cash flows and reputation. For example, if an enforcement agency were to challenge the level of compensation that we pay our medical directors or the number of medical directors whom we engage, or otherwise challenge these arrangements, we could be required to change our practices, face criminal or civil penalties, pay substantial fines or otherwise experience a material adverse impact on our business, results of operations, financial condition, cash flows and reputation as a result. Similarly, we may face penalties under the FCA, the federal Civil Monetary Penalty statute or otherwise related to failure to report and return overpayments within 60 days of when the overpayment is identified and quantified. These obligations to report and return overpayments could subject our procedures for identifying and processing overpayments to greater scrutiny. We have made investments in resources to decrease the time it takes to identify, quantify and process overpayments, and may be required to make additional investments in the future.
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

Certain subpoenas and civil investigative demands received by us or our subsidiaries specifically reference that they are in connection with FCA investigations alleging, among other things, that we or our subsidiaries presented or caused to be presented false claims for payment to the government. See Note 17 to the consolidated financial statements included in this report for further details.
We are subject to a Corporate Integrity Agreement (CIA) which, for our domestic dialysis business, requires us to report probable violations of criminal, civil or administrative laws applicable to any federal health care program for which penalties or exclusions may be authorized under applicable healthcare laws and regulations. See "If we fail to comply with our Corporate Integrity Agreement, we could be subject to substantial penalties and exclusion from participation in federal healthcare programs that could have a material adverse effect on our business, results of operations, financial condition, cash flows and reputation."
If any of our operations are found to violate these or other government laws or regulations, we could suffer severe consequences that would have a material adverse effect on our business, results of operations, financial condition, cash flows, reputation and stock price, including:

•	Suspension or termination of our participation in government payment programs;

•	Refunds of amounts received in violation of law or applicable payment program requirements dating back to the applicable statute of limitation periods;

•	Loss of required government certifications or exclusion from government payment programs;

•	Loss of licenses required to operate healthcare facilities or administer pharmaceuticals in the states in which we operate;

•	Reductions in payment rates or coverage for dialysis and ancillary services and pharmaceuticals;

•
Criminal or civil liability, fines, damages or monetary penalties for violations of healthcare fraud and abuse laws, including the federal Anti-Kickback Statute, Civil Monetary Penalties Law, Stark Law and FCA, or other failures to meet regulatory requirements;

•
Enforcement actions by governmental agencies and/or state law claims for monetary damages by patients who believe their protected health information (PHI) has been used, disclosed or not properly safeguarded in violation of federal or state patient privacy laws, including HIPAA and the Privacy Act of 1974;

•	Mandated changes to our practices or procedures that significantly increase operating expenses;

•
Imposition of and compliance with corporate integrity agreements that could subject us to ongoing audits and reporting requirements as well as increased scrutiny of our billing and business practices which could lead to potential fines, among other things;

•
Termination of various relationships and/or contracts related to our business, including joint venture arrangements, medical director agreements, real estate leases and consulting agreements with physicians; and

•
Harm to our reputation which could negatively impact our business relationships, affect our ability to attract and retain patients and physicians, affect our ability to obtain financing and decrease access to new business opportunities, among other things.

We are, and may in the future be, a party to various lawsuits, demands, claims, qui tam suits, governmental investigations and audits (including investigations or other actions resulting from our obligation to self-report suspected violations of law) and other legal matters, any of which could result in, among other things, substantial financial penalties or awards against us, mandated refunds, substantial payments made by us, required changes to our business practices, exclusion from future participation in Medicare, Medicaid and other healthcare programs and possible criminal penalties, any of which could have a material adverse effect on our business, results of operations, financial condition, cash flows and materially harm our reputation.
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

Responding to subpoenas, investigations and other lawsuits, claims and legal proceedings as well as defending ourselves in such matters will continue to require management's attention and cause us to incur significant legal expense. Negative findings or terms and conditions that we might agree to accept as part of a negotiated resolution of pending or future legal or regulatory matters could result in, among other things, substantial financial penalties or awards against us, substantial payments made by us, harm to our reputation, required changes to our business practices, exclusion from future participation in the Medicare, Medicaid and other healthcare programs and, in certain cases, criminal penalties, any of which could have a material adverse effect on us. It is possible that criminal proceedings may be initiated against us and/or individuals in our business in connection with investigations by the federal government. Other than as described in Note 17 to the consolidated financial statements included in this report, we cannot predict the ultimate outcomes of the various legal proceedings and regulatory matters to which we are or may be subject from time to time, including those described in the aforementioned sections of this report, or the timing of their resolution or the ultimate losses or impact of developments in those matters, which could have a material adverse effect on our business, results of operations, financial condition, cash flows and materially harm our reputation. See Note 17 to the consolidated financial statements included in this report for further details regarding these and other matters.
Changes in federal and state healthcare legislation or regulations could have a material adverse effect on our business, results of operations, financial condition and cash flows.
We cannot predict how employers, private payors or persons buying insurance might react to the changes brought on by federal and state healthcare reform, including the ACA and any subsequent legislation, regulation or guidance, or what form many of these regulations will take before implementation.
For example, the ACA introduced healthcare insurance exchanges, which provide a marketplace for eligible individuals and small employers to purchase healthcare insurance. The business and regulatory environment continues to evolve as the exchanges mature, and statutes and regulations are challenged, changed and enforced. If commercial payor participation in the exchanges continues to decrease, it could have a material adverse effect on our business, results of operations, financial condition and cash flows. Although we cannot predict the short- or long-term effects of legislative or regulatory changes, we believe that future market changes could result in more restrictive commercial plans with lower reimbursement rates or higher deductibles and co-payments that patients may not be able to pay. To the extent that changes in statutes, regulations or related guidance or changes in other market conditions result in a reduction in reimbursement rates for our services from commercial and/or government payors, it could have a material adverse effect on our business, results of operations, financial condition and cash flows.
The ACA also added several new tax provisions that, among other things, impose various fees and excise taxes, and limit compensation deductions for health insurance providers and their affiliates. These rules could negatively impact our cash flow and tax liabilities. In addition, the ACA broadened the potential for penalties under the FCA for the knowing and improper retention of overpayments collected from government payors and reduced the timeline to file Medicare claims. Failure to timely identify, quantify and return overpayments may result in significant penalties, which could have a material adverse effect on our business, results of operations, financial condition, cash flows and reputation. Failure to file a claim within the one year window could result in payment denials, adversely affecting our business, results of operations, financial condition and cash flows.
New models of care emerge and evolve and other initiatives in the government or private sector may arise, and any failure on our part to adequately implement strategic initiatives to adjust to these marketplace developments could have a material adverse impact on our business. For example, the Centers for Medicare and Medicaid Services (CMS Innovation Center (Innovation Center) is currently working with various healthcare providers to develop, refine and implement Accountable Care Organizations (ACOs) and other innovative models of care for Medicare and Medicaid beneficiaries, including the Comprehensive ESRD Care Model (CEC Model) (which includes the development of end stage renal disease (ESRD) Seamless Care Organizations), the Duals Demonstration, and other models. We are currently participating in the CEC Model with the Innovation Center, including with organizations in Arizona, Florida, and adjacent markets in New Jersey and Pennsylvania. Our U.S. dialysis business may choose to participate in additional models either as a partner with other providers or independently. Even in areas where we are not directly participating in these or other Innovation Center models, some of our patients may be assigned to an ACO, another ESRD Care Model, or another program, in which case the quality and cost of care that we furnish will be included in an ACO's, another ESRD Care Model's, or other program's calculations. In addition to the aforementioned new models of care, federal bipartisan legislation in the form of the Dialysis Patient Access to Integrated-care, Empowerment, Nephrologists, Treatment and Services Demonstration Act of 2017 (PATIENTS Act) has been proposed. The PATIENTS Act builds on prior coordinated care models, such as the CEC Model, and would establish a demonstration program for the provision of integrated care to Medicare ESRD patients. We have made and continue to make investments in building our integrated care capabilities, but there can be no assurances that initiatives such as the PATIENTS Act or similar legislation will be passed. If such legislation is passed, there can be no assurances that we will be able to successfully provide integrated care on the broader scale contemplated by this legislation, and our costs of care could exceed our associated reimbursement rates. In general, if we are unable to efficiently adjust to these and other new models of care, it may erode our patient base or reimbursement rates, which could have a material adverse impact on our business.
There is also a considerable amount of uncertainty as to the continued implementation of the ACA and what similar measures or other changes might be enacted at the federal and/or state level. There have been multiple attempts through legislative action and legal challenges to repeal or amend the ACA. In December 2017, the Tax Cuts and Jobs Act of 2017 was signed into law which, among other things, repealed the penalty under ACA’s individual mandate, which had required individuals to pay a fee if they failed to obtain a qualifying health insurance plan. In December 2018, a federal district court in Texas ruled the individual mandate was unconstitutional and inseverable from the ACA. As a result, the court ruled the remaining provisions of the ACA were also invalid, though the court declined to issue a preliminary injunction with respect to the ACA. However, it remains unclear whether the court’s ruling will be upheld by appellate courts. In addition, the 2016 Presidential and Congressional elections and subsequent developments in 2017 and 2018 have caused the future state of the exchanges and other ACA reforms to be unclear. However, legislative attempts to completely repeal the ACA have been unsuccessful to date. While there may be significant changes to the healthcare environment in the future, including as a result of potential changes to the political environment, the specific changes and their timing are not yet apparent. Previously enacted reforms and future changes could have a material adverse effect on our business, results of operations, financial condition and cash flows, including, for example, by limiting the scope of coverage or the number of patients who are able to obtain coverage through the exchanges and other health insurance programs, lowering or eliminating the cost-sharing reduction subsidies under the ACA, lowering our reimbursement rates, and/or increasing our expenses.

There have also been several state initiatives to limit payments to dialysis providers. For example, Proposition 8, a California statewide ballot initiative, was proposed by the Service Employees International Union - United Healthcare Workers West and sought to limit the amount of revenue dialysis providers can retain from caring for patients with commercial insurance by requiring rebates to insurers and taking into account only a portion of the costs incurred by dialysis providers. While Proposition 8 was not approved in the November 2018 election, we incurred substantial costs in our efforts to oppose Proposition 8. Ballot initiatives similar to Proposition 8 were also proposed in Ohio and Arizona; however, neither of these initiatives met the applicable requirements for inclusion on the state ballot for the November 2018 elections. Although Proposition 8 and the Ohio and Arizona initiatives did not pass, we expect that similar ballot initiatives or other legislation might be proposed in the future in these or other states.
There has also been potential rule making and/or legislative efforts concerning charitable premium assistance. In December 2016, CMS published an interim final rule that questioned the use of charitable premium assistance for ESRD patients and would have established new conditions for coverage standards for dialysis facilities. In January 2017, a federal district court in Texas issued a preliminary injunction on CMS' interim final rule and in June 2017, at the request of CMS, the court stayed the proceedings while CMS pursues new rulemaking options. CMS has not issued any new rulemaking related to charitable premium assistance yet, but that does not preclude CMS or another regulatory agency or legislative authority from issuing a new rule or guidance that challenges charitable premium assistance. In addition, during the third quarter of 2018, a bill (SB 1156) was passed by the California legislature that would have imposed restrictions and obligations related to the use by patients on commercial plans of charitable premium assistance in the state of California and would have limited the amounts paid to a provider for services provided to those patients, if that provider has a financial relationship with the organization providing charitable premium assistance. SB 1156 was subsequently vetoed by the Governor of California, and the California legislature did not subsequently vote to overturn the Governor's veto. However, we expect that similar legislative or other initiatives might be proposed in the future in these and other states. For example, in January 2019, a bill (AB 290) was introduced in the California legislature that is similar to SB 1156 and would, among other things, limit the amount of reimbursement paid to certain providers for services provided to patients with commercial insurance who receive charitable premium assistance. If passed and implemented, we expect that this bill would have an adverse impact on our business, results of operations, financial condition and cash flows.
Any law, rule or guidance proposed or issued by CMS or other federal or state regulatory or legislative authorities, including any initiatives similar to Proposition 8, SB 1156 or AB 290, described above, or other future ballot or other initiatives restricting or prohibiting the ability of patients with access to alternative coverage from selecting a marketplace plan on or off exchange, limiting the amount of revenue that a dialysis provider can retain for caring for patients with commercial insurance by, among other things, requiring rebates to insurers and taking into account only a portion of the costs incurred by dialysis providers, affecting payments made to providers for services provided to patients who receive charitable premium assistance and/or otherwise restricting or prohibiting the use of charitable premium assistance, could cause us to incur substantial costs to oppose any such proposed measures, impact our dialysis center development plans, and if passed and/or implemented, could adversely impact dialysis centers across the U.S. making certain centers economically unviable, lead to the closure of certain centers, restrict the ability of dialysis patients to obtain and maintain optimal insurance coverage, and in some cases, have a material adverse effect on our business, results of operations, financial condition and cash flows.
Privacy and information security laws are complex, and if we fail to comply with applicable laws, regulations and standards, including with respect to third-party service providers that utilize sensitive personal information on our behalf, or if we fail to properly maintain the integrity of our data, protect our proprietary rights to our systems or defend against cybersecurity attacks, we may be subject to government or private actions due to privacy and security breaches, any of which could have a material adverse effect on our business, results of operations, financial condition and cash flows or materially harm our reputation.
We must comply with numerous federal and state laws and regulations in both the U.S. and the foreign jurisdictions in which we operate governing the collection, dissemination, access, use, security and privacy of PHI, including HIPAA and its implementing privacy, security, and related regulations, as amended by the federal Health Information Technology for Economic and Clinical Health Act (HITECH) and collectively referred to as HIPAA. We are also required to report known breaches of PHI consistent with applicable breach reporting requirements set forth in applicable laws and regulations. From time to time, we may be subject to both federal and state inquiries or audits related to HIPAA, HITECH and related state laws associated with complaints, desk audits, and self-reported breaches. If we fail to comply with applicable privacy and security laws, regulations and standards, including with respect to third-party service providers that utilize sensitive personal information, including PHI, on our behalf, properly maintain the integrity of our data, protect our proprietary rights, or defend against cybersecurity attacks, it could materially harm our reputation or have a material adverse effect on our business, results of operations, financial condition and cash flows. These risks may be intensified to the extent that the laws change or to the extent that we increase our use of third-party service providers that utilize sensitive personal information, including PHI, on our behalf.
Data protection laws are evolving globally, and may add additional compliance costs and legal risks to our international operations. In Europe, the General Data Protection Regulation (GDPR) became effective on May 25, 2018. The GDPR applies to entities that are established in the European Union (EU), as well as extends the scope of EU data protection laws to foreign companies processing data of individuals in the EU. The GDPR imposes a comprehensive data protection regime with the potential for regulatory fines as well as data breach litigation by impacted data subjects. Under the GDPR, regulatory penalties may be assessed by data protection authorities for up to the greater of 4% of worldwide turnover or €20 million. The costs of compliance with, and other burdens imposed by, the GDPR and other new laws, regulations and policies implementing the GDPR may impact our European operations and/or limit the ways in which we can provide services or use personal data collected while providing services. If we fail to comply with the requirements of GDPR, we could be subject to penalties that would have a material adverse impact on our business, results of operations, financial condition and cash flows.
Data protection laws are also evolving nationally, and may add additional compliance costs and legal risks to our U.S. operations. For example, the California legislature recently passed the California Consumer Protection Act (CCPA), which is scheduled to become effective January 1, 2020.  The CCPA is a privacy bill that requires certain companies doing business in California to disclose information regarding the collection and use of a consumer's personal data and to delete a consumer's data upon request.  The Act also permits the imposition of civil penalties and expands existing state security laws by providing a private right of action for consumers in certain circumstances where consumer data is subject to a breach. We are still evaluating whether and how this rule will impact our U.S. operations and /or limit the ways in which we can provide services or use personal data collected while providing services. In addition, in December 2018, the U.S. Department of Health and Human Services Office for Civil Rights (OCR) published a request for information (RFI) seeking public input on a broad range of potential reforms to HIPAA regulations with a focus on enhancing care coordination. Though only a preliminary step toward potential regulatory reform, the RFI’s scope is significant as OCR seeks potential modifications to the HIPAA regulations that would facilitate efficient care coordination while preserving the privacy and security of PHI.
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
We continuously are implementing multiple layers of security measures through technology, processes and our people. We utilize security technologies designed to protect and maintain the integrity of our information systems and data, and our defenses are monitored and routinely tested internally and by external parties. Despite these efforts, our facilities and systems and those of our third-party service providers may be vulnerable to privacy and security incidents; security attacks and breaches; acts of vandalism or theft; computer viruses and other malicious code; coordinated attacks by a variety of actors, including activist entities or state sponsored cyberattacks; emerging cybersecurity risks; cyber risk related to connected devices; misplaced or lost data; programming and/or human errors; or other similar events that could impact the security, reliability and availability of our systems. Internal or external parties may attempt to circumvent our security systems, and we have in the past, and expect that we will in the future, experience external attacks on our network including reconnaissance probes, denial of service attempts, malicious software attacks including ransomware or other attacks intended to render our internal operating systems or data unavailable, and phishing attacks or business email compromise. Cybersecurity requires ongoing investment and diligence against evolving threats. Emerging and advanced security threats, including coordinated attacks, require additional layers of security which may disrupt or impact efficiency of operations. As with any security program, there always exists the risk that employees will violate our policies despite our compliance efforts or that certain attacks may be beyond the ability of our security and other systems to detect. There can be no assurance that investments, diligence and/or our internal controls will be sufficient to prevent or timely discover an attack.
Any security breach involving the misappropriation, loss or other unauthorized disclosure or use of confidential information, including PHI, financial data, competitively sensitive information, or other proprietary data, whether by us or a third party, could have a material adverse effect on our business, results of operations, financial condition, cash flows and materially harm our reputation. We may be required to expend significant additional resources to modify our protective measures, to investigate and remediate vulnerabilities or other exposures, or to make required notifications. The occurrence of any of these events could, among other things, result in interruptions, delays, the loss or corruption of data, cessations in the availability of systems and liability under privacy and security laws, all of which could have a material adverse effect on our business, results of operations, financial condition and cash flows, or materially harm our reputation and trigger regulatory actions and private party litigation. If we are unable to protect the physical and electronic security and privacy of our databases and transactions, we could be subject to potential liability and regulatory action, our reputation and relationships with our patients, physicians, vendors and other business partners would be harmed, and our business, results of operations, financial condition and cash flows could be materially and adversely affected. Failure to adequately protect and maintain the integrity of our information systems (including our networks) and data, or to defend against cybersecurity attacks, could subject us to monetary fines, civil suits, civil penalties or criminal sanctions and requirements to disclose the breach publicly, and could further result in a material adverse effect on our business, results of operations, financial condition and cash flows or harm our reputation. As malicious cyber activity escalates, including activity that originates outside of the U.S., the risks we face relating to transmission of data and our use of service providers outside of our network, as well as the storing or processing of data within our network, intensify. There have been increased international, federal and state and other privacy, data protection and security enforcement efforts and we expect this trend to continue. While we maintain cyber liability insurance, this insurance may not cover us for all types of losses and may not be sufficient to protect us against the amount of all losses.
We may engage in acquisitions, mergers, joint ventures or dispositions, which may affect our results of operations, debt-to-capital ratio, capital expenditures or other aspects of our business, and if businesses we acquire have liabilities we are not aware of or are not adequately addressed, we could suffer severe consequences that would have a material adverse effect on our business, results of operations, financial condition and cash flows and could materially harm our reputation.
Our business strategy includes growth through acquisitions of dialysis centers and other businesses, as well as entry into joint ventures. We may engage in acquisitions, mergers, joint ventures or dispositions or expand into new business lines or models, which may affect our results of operations, debt-to-capital ratio, capital expenditures or other aspects of our business. There can be no assurance that we will be able to identify suitable acquisition targets or merger partners or buyers for dispositions or that, if identified, we will be able to agree to terms with merger partners, acquire these targets or make these dispositions on acceptable terms or on the desired timetable. There can also be no assurance that we will be successful in completing any acquisitions, mergers or dispositions that we announce, executing new business lines or models or integrating any acquired business into our overall operations. There is no guarantee that we will be able to operate acquired businesses successfully as stand-alone businesses, or that any such acquired business will operate profitably or will not otherwise have a material adverse effect on our business, results of operations, financial condition and cash flows or materially harm our reputation. Further, we cannot be certain that key talented individuals at the business being acquired will continue to work for us after the acquisition or that they will be able to continue to successfully manage or have adequate resources to successfully operate any acquired business. In addition, certain of our newly and previously acquired dialysis centers and facilities have been in service for many years, which may result in a higher level of maintenance costs. Further, our facilities, equipment and information technology may need to be improved or renovated to maintain or increase operational efficiency, compete for patients and medical directors, or meet changing regulatory requirements. Increases in maintenance costs and capital expenditures could have a material adverse effect on our business, results of operations, financial condition and cash flows.
Businesses we acquire may have unknown or contingent liabilities or liabilities that are in excess of the amounts that we originally estimated, and may have other issues, including those related to internal controls over financial reporting or issues that could affect our ability to comply with healthcare laws and regulations and other laws applicable to our expanded business, which could harm our reputation. As a result, we cannot make any assurances that the acquisitions we consummate will be successful. Although we generally seek indemnification from the sellers of businesses we acquire for matters that are not properly disclosed to us, we are not always successful. In addition, even in cases where we are able to obtain indemnification, we may discover liabilities greater than the contractual limits, the amounts held in escrow for our benefit (if any), or the financial resources of the indemnifying party. In the event that we are responsible for liabilities substantially in excess of any amounts recovered through rights to indemnification or alternative remedies that might be available to us, or any applicable insurance, we could suffer severe consequences that could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
If we are unable to compete successfully, including implementing our growth strategy and/or retaining our physicians and patients, it could materially adversely affect our business, results of operations, financial condition and cash flows.
Acquisitions, patient retention and medical director and physician retention are important parts of our growth strategy. We face intense competition from other companies for acquisition targets. In our U.S. dialysis business, we continue to face increased competition from large and medium-sized providers, among others, which compete directly with us for the limited acquisition targets as well as for individual patients and medical directors. In addition, we compete for individual patients, physicians and medical directors based in part on the quality of our facilities. Moreover, as we continue our international expansion into various international markets, we will continue to face competition from large and medium-sized providers, among others, for these acquisition targets as well. As we and our competitors continue to grow and open new dialysis centers, each center in the U.S. is required by applicable regulations to have a medical director, and we may not be able to retain an adequate number of nephrologists to serve as medical directors. Because of the ease of entry into the dialysis business and the ability of physicians to be medical directors for their own centers, competition in existing and expanding markets is not limited to large competitors with substantial financial resources. Individual nephrologists have opened their own dialysis units or facilities. There also has been increasing indications of interest from non-traditional dialysis providers and others to enter the dialysis space and/or develop innovative technologies or business activities that could be disruptive to the industry. Although these potential new competitors and others may face operational and/or financial challenges, if their efforts to offer dialysis services and/or develop innovative technology or business activities in the dialysis or pre-dialysis space are successful and we are unable to effectively compete, it could have a material adverse impact on our business, results of operations, financial condition and cash flows. Further, competitive pressures and the related risks may be impacted by a continued decline in the rate of growth of the ESRD patient population or other reductions in demand for dialysis treatments.
In addition, Fresenius USA, our largest competitor, manufactures a full line of dialysis supplies and equipment in addition to owning and operating dialysis centers. This may give it cost advantages over us because of its ability to manufacture its own products or prevent us from accessing existing or new technology on a cost-effective basis. See further discussion regarding risks associated with our suppliers under the heading below, "If certain of our suppliers do not meet our needs, if there are material price increases on supplies, if we are not reimbursed or adequately reimbursed for drugs we purchase or if we are unable to effectively access new technology or superior products, it could negatively impact our ability to effectively provide the services we offer and could have a material adverse effect on our business, results of operations, financial condition and cash flows."
If we are not able to effectively implement our growth strategy, including by making acquisitions at the desired pace or at all; if we are not able to continue to maintain the expected or desired level of non-acquired growth; if we experience significant patient attrition as a result of new business activities, new technology or other forms of competition, reduced prevalence of ESRD or other reductions in demand for dialysis treatments; or if physicians choose not to refer to our clinics, it could materially adversely affect our business, results of operations, financial condition and cash flows.

If certain of our suppliers do not meet our needs, if there are material price increases on supplies, if we are not reimbursed or adequately reimbursed for drugs we purchase or if we are unable to effectively access new technology or superior products, it could negatively impact our ability to effectively provide the services we offer and could have a material adverse effect on our business, results of operations, financial condition and cash flows.
We have significant suppliers that may be the sole or primary source of products critical to the services we provide, or to which we have committed obligations to make purchases, sometimes at particular prices. If any of these suppliers do not meet our needs for the products they supply, including in the event of a product recall, shortage or dispute, and we are not able to find adequate alternative sources, if we experience material price increases from these suppliers that we are unable to mitigate, or if some of the drugs that we purchase are not reimbursed or not adequately reimbursed by commercial or government payors, it could have a material adverse impact on our business, results of operations, financial condition and cash flows. In addition, the technology related to the products critical to the services we provide is subject to new developments which may result in superior products. If we are not able to access superior products on a cost-effective basis or if suppliers are not able to fulfill our requirements for such products, we could face patient attrition and other negative consequences which could have a material adverse effect on our business, results of operations, financial condition and cash flows.
DMG operates in a different line of business from our historical business, and we may not realize anticipated benefits from DMG.
DaVita Medical Group (DMG) operates in a different line of business from our historical business. We may not have the expertise, experience and resources to profitably pursue all of our businesses at once, and we may be unable to successfully and profitably operate all businesses in the combined company. The administration of DMG requires implementation of appropriate operations, management, forecasting, and financial reporting systems and controls, all of which pose challenges. The management of DMG requires and will continue to require the focused attention of our management team, including a significant commitment of its time and resources. The need for management to focus on these matters could have a material adverse effect on our business, results of operations, financial condition and cash flows. If the DMG operations continue to be less profitable than we currently anticipate or we do not have the experience, the appropriate expertise or the resources to profitably pursue all businesses in the combined company, our results of operations, financial condition and cash flows may be materially and adversely affected.
Laws regulating the corporate practice of medicine could restrict the manner in which DMG and our other subsidiaries are permitted to conduct their respective business, and the failure to comply with such laws could subject these entities to penalties or require a restructuring of these businesses.
Some states have laws that prohibit business entities, such as DMG and our other subsidiaries, including but not limited to, Nephrology Practice Solutions, DaVita Health Solutions, DaVita IKC, and Lifeline, from practicing medicine, employing physicians to practice medicine, exercising control over medical decisions by physicians (also known collectively as the corporate practice of medicine) or engaging in certain arrangements, such as fee-splitting, with physicians. In some states these prohibitions are expressly stated in a statute or regulation, while in other states the prohibition is a matter of judicial or regulatory interpretation. Of the states in which DMG currently operates, California, Colorado, Nevada and Washington generally prohibit the corporate practice of medicine, and other states may as well.
DMG and other DaVita entities operate in those states by maintaining long-term contracts with their associated physician groups which are each owned and operated by physicians and which employ or contract with additional physicians to provide physician services. Under these arrangements, DMG and such other DaVita entities provide non-medical management services and receive a management fee for providing these services; however, DMG and such other DaVita entities do not represent that they offer medical services, and do not exercise influence or control over the practice of medicine by the physicians or the associated physician groups.
In addition to the above management arrangements, DMG has certain contractual rights relating to the orderly transfer of equity interests in certain of its associated physician groups through succession agreements and other arrangements with their physician equity holders. However, such equity interests cannot be transferred to or held by DMG or by any non-professional organization. Accordingly, neither DMG nor DMG's subsidiaries directly own any equity interests in any physician groups in California, Colorado, Nevada and Washington. The other DaVita entities operating in these and multiple other states have similar agreements and arrangements. In the event that any of these associated physician groups fail to comply with the management arrangement or any management arrangement is terminated and/or DMG or any of the other DaVita entities is unable to enforce its contractual rights over the orderly transfer of equity interests in its associated physician groups, such events could have a material adverse effect on the business, results of operations, financial condition and cash flows of DMG or such other DaVita entities.

It is possible that a state regulatory agency or a court could determine that DMG's agreements with physician equity holders of certain managed California, Colorado, Nevada and Washington associated physician groups and the way DMG carries out these arrangements as described above, either independently or coupled with the management services agreements with such associated physician groups, are in violation of the corporate practice of medicine doctrine. As a result, these arrangements could be deemed invalid, potentially resulting in a loss of revenues and an adverse effect on results of operations derived from such associated physician groups. Such a determination could force a restructuring of DMG's management arrangements with associated physician groups in California, Colorado, Nevada and/or Washington, which might include revisions of the management services agreements, including a modification of the management fee and/or establishing an alternative structure that would permit DMG to contract with a physician network without violating the corporate practice of medicine prohibition. There can be no assurance that such a restructuring would be feasible, or that it could be accomplished within a reasonable time frame without a material adverse effect on DMG's business, results of operations, financial condition and cash flows. These same risks exist for the other DaVita entities utilizing similar structures.
In December 2013, DaVita Health Plan of California, Inc. (DHPC) obtained a restricted Knox-Keene license in California, which, among other things, permits DHPC to contract with health plans in California and to arrange health care services through a network of employed or contracting physicians and other providers without violating the corporate practice of medicine prohibition. However, DHPC continues to subcontract with DMG associated physician groups in California to arrange physician services. DMG and DMG's California, Colorado, Nevada and Washington associated physician groups, as well as those physician equity holders of associated physician groups who are subject to succession agreements with DMG, could be subject to criminal or civil penalties or an injunction if, for non-physicians, they are found to be practicing medicine without a license or, for licensed physicians, they are found to be aiding and abetting the unlicensed practice of medicine.
The level of our current and future debt could have an adverse impact on our business and our ability to generate cash to service our indebtedness and for other intended purposes depends on many factors beyond our control.
We have substantial debt outstanding, we incurred a substantial amount of additional debt in connection with our entry into the Increase Joinder Agreement in March 2018, and we may continue to incur additional indebtedness in the future. If we are unable to generate sufficient cash to service our substantial indebtedness and for other intended purposes, it could, for example:

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

•	limit our flexibility in planning for, or reacting to, changes in our business and the markets in which we operate;

•	expose us to interest rate volatility that could adversely affect our business, results of operations, financial condition and cash flows, and our ability to service our indebtedness;

•	place us at a competitive disadvantage compared to our competitors that have less debt; and

•	limit our ability to borrow additional funds, or to refinance existing debt on favorable terms when otherwise available.
In addition, we may continue to incur additional indebtedness in the future, and the amount of that additional indebtedness may be substantial. Although the indentures governing our senior notes and the agreement governing our senior secured credit facilities include covenants that could limit our indebtedness, we currently have the ability to incur substantial additional debt. The related risks described in this risk factor could intensify, in particular, if there is a delay in closing the sale of DMG or the sale of DMG does not close, or if new debt is added to current debt levels. Further, the variable interest rates payable under our senior secured credit facilities are linked to LIBOR as the benchmark for establishing the rates. LIBOR is the subject of recent national, international and other regulatory guidance and proposals for reform. These reforms may cause LIBOR to disappear entirely or to perform differently than in the past. The consequences of these developments with respect to LIBOR cannot be entirely predicted, but could adversely affect the variable interest rates payable under our senior secured credit facilities.

Our ability to make payments on our indebtedness, to fund planned capital expenditures and expansion efforts, including any strategic acquisitions we may make in the future, to repurchase our stock at the levels intended or announced and to meet our other liquidity needs, will depend on our ability to generate cash. This depends not only on the success of our business but, to a certain extent, is also subject to general economic, financial, competitive, regulatory and other factors that are beyond our control.
If the pending sale of DMG closes, our cash flows will be reduced accordingly. We cannot provide assurances that our business will generate sufficient cash flows from operations in the future or that future borrowings will be available to us in an amount sufficient to enable us to service our indebtedness or to fund other liquidity needs, including those described above. In that regard, approximately $1.845 billion of indebtedness under secured credit facilities will become due and payable in June 2019 at its stated maturity. Although we plan to seek replacement secured credit facilities to refinance that indebtedness as it becomes due, there can be no assurance that we will be able to do so on terms we consider acceptable or at all. If we are unable to generate sufficient funds to service our outstanding indebtedness or to meet our other liquidity needs, including the intended purposes described above, we would be required to refinance, restructure, or otherwise amend some or all of such indebtedness, sell assets, change or reduce our intended or announced uses or strategy for capital deployment, including for stock repurchases, reduce capital expenditures or planned expansions or raise additional cash through the sale of our equity. In addition, if we are unable to refinance or repay our indebtedness as it becomes due and payable from time to time (including the approximate $1.845 billion of secured credit facilities indebtedness that becomes due in June 2019), we may seek waivers or extensions from the applicable lenders but there can be no assurance that those would be granted, in which case we would have to seek other sources of financing to repay that indebtedness, which might include sales of assets or equity securities or some of the other strategies discussed above. We cannot make any assurances that any such refinancing, restructurings, sales of assets, or issuances of equity can be accomplished, that any such waivers or extensions from lenders can be obtained or, if accomplished or obtained, will be on favorable terms or would raise sufficient funds to meet these obligations or our other liquidity needs. Any failure to pay any of our indebtedness when due, including if we are unable to refinance the approximately $1.845 billion of indebtedness under our senior secured credit facilities that becomes due in June 2019, could have a material adverse effect on our business, results of operations, financial condition and cash flows, and could trigger cross default or cross acceleration provisions in our other debt instruments, thereby permitting the holders of that other indebtedness to demand immediate repayment, and, in the case of secured indebtedness, would generally permit the holders of that indebtedness to possess and sell the collateral to satisfy our obligations.
The borrowings under our senior secured credit facilities and senior indentures are guaranteed by a substantial portion of our direct and indirect wholly owned domestic subsidiaries, including certain of DMG's subsidiaries, and borrowings under our senior secured credit facilities are secured by a substantial portion of our and our subsidiaries' assets, including those of certain of DMG's subsidiaries. If the pending sale of DMG closes, we will have fewer subsidiary guarantors of, and fewer assets with which to secure existing and future debt or refinance or restructure existing debt. This will likely reduce the total amount of secured debt that we will be able to incur and may increase the interest rate we are required to pay on our existing secured debt and any secured debt we issue in the future. In addition, by reducing the amount of assets available to meet the claims of our secured and other creditors and the number of subsidiary guarantors, it may also adversely affect the interest rates on our existing unsecured debt and any unsecured debt we issue in the future and may adversely affect our ability to incur additional unsecured debt.
For additional details regarding specific risks we face regarding the pending sale of DMG, see the discussion in the risk factors under the heading “Risk factors related to the sale of DMG.”
We may be subject to liability claims for damages and other expenses that are not covered by insurance or exceed our existing insurance coverage that could have a material adverse effect on our business, results of operations, financial condition, cash flows and reputation.
Our operations and how we manage our business may subject us, as well as our officers and directors to whom we owe certain defense and indemnity obligations, to litigation and liability for damages. Our business, profitability and growth prospects could suffer if we face negative publicity or we pay damages or defense costs in connection with a claim that is outside the scope or limits of coverage of any applicable insurance coverage, including claims related to adverse patient events, cybersecurity incidents, contractual disputes, professional and general liability and directors' and officers' duties. In addition, we have received notices of claims from commercial payors and other third parties, as well as subpoenas and CIDs from the federal government, related to our business practices, including our historical billing practices and the historical billing practices of acquired businesses. Although the ultimate outcome of these claims cannot be predicted, an adverse result with respect to one or more of these claims could have a material adverse effect on our business, results of operations, financial condition and cash flows. We maintain insurance coverage for those risks we deem are appropriate to insure against and make determinations about whether to self-insure as to other risks or layers of coverage. However, a successful claim, including a professional liability, malpractice or negligence claim or a claim related to a cybersecurity incident, which is in excess of any applicable insurance coverage, or that is subject to our self-insurance retentions, could have a material adverse effect on our business, results of operations, financial condition, cash flows and reputation. Additionally, as a result of the broad scope of our DMG division's medical practice, we are exposed to medical malpractice claims, as well as claims for damages and other expenses, that may not be covered by insurance or for which adequate limits of insurance coverage may not be available.
In addition, if our costs of insurance and claims increase, then our earnings could decline. Market rates for insurance premiums and deductibles have been steadily increasing. Our business, results of operations, financial condition and cash flows could be materially and adversely affected by any of the following:

•	the collapse or insolvency of our insurance carriers;

•	further increases in premiums and deductibles;

•	increases in the number of liability claims against us or the cost of settling or trying cases related to those claims; or

•	an inability to obtain one or more types of insurance on acceptable terms, if at all.
If we fail to successfully maintain an effective internal control over financial reporting, the integrity of our financial reporting could be compromised, which could have a material adverse effect on our ability to accurately report our financial results, our stock price and the market's perception of our business.
The integration of acquisitions and addition of new business lines into our internal control over financial reporting has required and will continue to require significant time and resources from our management and other personnel and has increased and will continue to, increase our compliance costs. Failure to maintain an effective internal control environment could have a material adverse effect on our ability to accurately report our financial results, our stock price and the market's perception of our business. In addition, we could be required to restate our financial results in the event of a significant failure of our internal control over financial reporting or in the event of inappropriate application of accounting principles.
Deterioration in economic conditions, disruptions in the financial markets or the effects of natural or other disasters or adverse weather events such as hurricanes, earthquakes, fires or flooding could have a material adverse effect on our business, results of operations, financial condition and cash flows.
Deterioration in economic conditions could have a material adverse effect on our business, results of operations, financial condition and cash flows. Among other things, the potential decline in federal and state revenues that may result from such conditions may create additional pressures to contain or reduce reimbursements for our services from Medicare, Medicaid and other government sponsored programs. Increases in job losses in the U.S. as a result of adverse economic conditions has and may continue to result in a smaller percentage of our patients being covered by an employer group health plan and a larger percentage being covered by lower paying Medicare and Medicaid programs. Employers may also select more restrictive commercial plans with lower reimbursement rates. To the extent that payors are negatively impacted by a decline in the economy, we may experience further pressure on commercial rates, a further slowdown in collections and a reduction in the amounts we expect to collect. In addition, uncertainty in the financial markets could adversely affect the variable interest rates payable under our credit facilities or could make it more difficult to obtain or renew such facilities or to obtain other forms of financing in the future, if at all. For additional information regarding the risks related to our indebtedness, see the discussion in the risk factor above under the heading "The level of our current and future debt could have an adverse impact on our business and our ability to generate cash to service our indebtedness and for other intended purposes depends on many factors beyond our control."

Further, some of our operations, including our clinical laboratory, dialysis centers and other facilities, may be adversely impacted by the effects of natural or other disasters or adverse weather events such as hurricanes, earthquakes, fires or flooding. For example, our clinical laboratory is located in Florida, a state that has in the past experienced and may in the future experience hurricanes. Natural or other disasters or adverse weather events could significantly damage or destroy our facilities, disrupt operations, increase our costs to maintain operations and require substantial expenditures and recovery time to fully resume operations.

Any or all of these factors, as well as other consequences of these events, none of which we can currently predict, could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Disruptions in federal government operations and funding create uncertainty in our industry and could have a material adverse effect on our business, results of operations, financial condition and cash flows.
A substantial portion of our revenues is dependent on federal healthcare program reimbursement, and any disruptions in federal government operations could have a material adverse effect on our business, results of operations, financial condition and cash flows. If the U.S. government defaults on its debt, there could be broad macroeconomic effects that could raise our cost of borrowing funds, and delay or prevent our future growth and expansion. Any future federal government shutdown, U.S. government default on its debt and/or failure of the U.S. government to enact annual appropriations could have a material adverse effect on our business, results of operations, financial condition and cash flows. Additionally, disruptions in federal government operations may negatively impact regulatory approvals and guidance that are important to our operations, and create uncertainty about the pace of upcoming regulatory developments.
We could be subject to adverse changes in tax laws, regulations and interpretations or challenges to our tax positions.
We are subject to tax laws and regulations of the U.S. federal, state and local governments as well as various foreign jurisdictions. We compute our income tax provision based on enacted tax rates in the jurisdictions in which we operate. As the tax rates vary among jurisdictions, a change in earnings attributable to the various jurisdictions in which we operate could result in an unfavorable or favorable change in our overall tax provision.
From time to time, changes in tax laws or regulations may be proposed or enacted that could adversely affect our overall tax liability. For example, the recent U.S. tax legislation enacted on December 22, 2017, represented a significant overhaul of the U.S. federal tax code. We have completed our analysis of the initial impact of the 2017 federal tax law changes. However, it is possible that future guidance in connection with the law and/or the issuance of detailed regulations could impact our tax provision and cash taxes in future periods. Additionally, the legislation made significant changes to the tax rules applicable to insurance companies and other entities with which we do business. There can be no assurance that changes in tax laws or regulations, both within the U.S. and the other jurisdictions in which we operate, will not materially and adversely affect our effective tax rate, tax payments, results of operations, financial condition and cash flows. Similarly, changes in tax laws and regulations that impact our patients, business partners and counterparties or the economy generally may also impact our results of operations, financial condition and cash flows.
In addition, tax laws and regulations are complex and subject to varying interpretations, and any significant failure to comply with applicable tax laws and regulations in all relevant jurisdictions could give rise to substantial penalties and liabilities. We are regularly subject to audits by tax authorities. For example, we are currently under audit by the Internal Revenue Service for the years 2014-2016. Although we believe our tax estimates and related reporting are appropriate, the final determination of this and other tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. Any changes in enacted tax laws (such as the recent U.S. tax legislation), rules or regulatory or judicial interpretations; any adverse development or outcome in connection with tax audits in any jurisdiction; or any change in the pronouncements relating to accounting for income taxes could materially and adversely impact our effective tax rate, tax payments, results of operations, financial condition and cash flows.
Expansion of our operations to and offering our services in markets outside of the U.S. subjects us to political, economic, legal, operational and other risks that could have a material adverse effect on our business, results of operations, financial condition, cash flows and reputation.
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
These risks could have a material adverse effect on our business, results of operations, financial condition, cash flows and reputation.
Risk factors related to the sale of DMG:
The announcement and pendency of the sale of DMG may continue to adversely affect our business, results of operations, financial condition and cash flows.
The announcement and pending sale of DMG may continue to be disruptive to our business and may continue to adversely affect our relationships with current and prospective teammates, patients, physicians, payors, suppliers and other business partners. Uncertainties related to the pending sale of DMG may continue to impair our ability to attract, retain and motivate key personnel and could continue to cause suppliers and other business partners to defer entering into contracts with us or seek to change existing business relationships with us. The loss or deterioration of significant business and operational relationships could have an adverse effect on our business, results of operations, financial condition and cash flows. In addition, activities relating to the pending sale and related uncertainties could continue to divert the attention of our management and other teammates from our day-to-day business or disrupt our operations in preparation for and during the post-closing separation of DMG. Following the closing of the DMG sale, we will enter into a transition services agreement with Optum, whereby we and Optum will provide various transition services to one another for specified periods beginning on the closing date.  In the course of performing our obligations under the transition services agreement, we will allocate certain of our resources, including assets, facilities, equipment and the time and attention of our management and other teammates, for the benefit of the DMG business and not ours, which may negatively impact our business, results of operations, financial condition and cash flows. In addition, it is possible that we could have stranded costs following the closing of the pending sale, which could be material. If we are unable to effectively manage these risks, our business, results of operations, financial condition and cash flows may be adversely affected.

Any continued delay in completing the sale of DMG or any additional modifications to the terms of the sale under the equity purchase agreement may materially adversely affect our business, results of operations, financial condition, cash flows and stock price.
The completion of the proposed sale of DMG is subject to customary closing conditions, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”). On March 12, 2018, we received a request for additional information and documentary materials (commonly referred to as a “second request”) from the U.S. Federal Trade Commission (“FTC”) under the HSR Act in connection with the FTC’s review of the proposed sale of DMG. In connection with its approval of the proposed sale of DMG, the FTC may impose material conditions, terms and obligations, including making its approval subject to the disposition of certain assets, which could further delay completion of the transaction, or the FTC may impose conditions that would require an adverse modification to the equity purchase agreement. If further delays continue in completing the sale of DMG, or if the terms set forth in the equity purchase agreement are further amended, our business, results of operations, financial condition, cash flows and stock price may be materially adversely affected.
If we fail to complete the proposed sale of DMG, our business, results of operations, financial condition, cash flows and stock price may be materially adversely affected.
The completion of the proposed sale of DMG is subject to customary closing conditions, including FTC approval, and if any condition to the closing of the sale of DMG is neither satisfied nor, where permissible, waived, we may be unable to complete the disposition or complete the disposition on the terms set forth in the equity purchase agreement. In addition, either we or Optum may terminate the equity purchase agreement if, among other things, the sale has not been consummated prior to June 30, 2019. If the equity purchase agreement is terminated and our Board of Directors seeks an alternative transaction or another acquiror for the sale of the DMG business, we may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the equity purchase agreement with Optum, or at all. In the third and fourth quarters of 2018, we recognized valuation adjustments with respect to the DMG business based on an updated assessment of fair value, which includes inputs such as the transaction itself, risks and timing, and performance of the business, and we recorded associated goodwill impairment charges in the fourth quarter of 2018. We may recognize additional valuation adjustments related to DMG in the future.
If the sale of DMG is not completed for any reason, investor confidence could decline. A failed transaction may result in negative publicity, protracted litigation, and may affect our relationships with teammates, patients, physicians, payors, suppliers, regulators and other business partners. In addition, in the event of a failed transaction, we will have expended significant management resources in an effort to complete the sale, and we will have incurred significant transaction costs, including legal fees, financial advisor fees and other related costs, without any commensurate benefit. Furthermore, we have incurred additional debt in anticipation of receiving the sale proceeds but there can be no assurances that we will receive the anticipated sale proceeds to repay such debt. Accordingly, if the proposed sale of DMG is not completed on the terms set forth in the equity purchase agreement or at all, our business, results of operations, financial condition, cash flows and stock price may be materially adversely affected.
Our liquidity following the close of our pending sale of DMG and our planned subsequent entry into new external financing arrangements may be less than we anticipate, and we may use the proceeds from the pending sale of DMG and other available funds, including external financing and cash flow from operations, in ways that may not improve our results of operations, financial condition, cash flows or enhance the value of our common stock.
The purchase price for the sale of the DMG business is subject to customary adjustments, both upward and downward, which could be significant. Following the closing of the pending DMG sale, we plan to use sale proceeds and other available funds, including from external financing and cash flow from operations, to repay debt, make significant stock repurchases and for general corporate purposes, which may include growth investments. A number of factors may impact our ability to repurchase stock and the timing of any such stock repurchases, including market conditions, the price of our common stock, our results of operations, financial condition, cash flows, available financing, leverage ratios, and legal, regulatory and contractual requirements and restrictions. Accordingly, the actual amount of common stock we repurchase may be less, perhaps substantially, and the period of time over which we make any stock repurchases may be substantially longer, than we currently anticipate. In addition, we may identify investments or other uses for our available funds (other than the DMG sale proceeds that we plan to use to repay debt) that we believe are more attractive than our current intended uses. Further, there can be no assurance that any investment will yield a favorable return.

Under the terms of the equity purchase agreement, we are subject to certain contractual restrictions while the sale of DMG is pending that, in some cases, could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
Risk factors related to our U.S. dialysis and related lab services, ancillary services and strategic initiatives:
If patients in commercial plans are subject to restriction in plan designs or the average rates that commercial payors pay us decline significantly, it would have a material adverse effect on our business, results of operations, financial condition and cash flows.
Approximately 31% of our U.S. dialysis and related lab services net revenues for the year ended December 31, 2018, were generated from patients who have commercial payors (including hospital dialysis services) as their primary payor. The majority of these patients have insurance policies that pay us on terms and at rates that are generally significantly higher than Medicare rates. The payments we receive from commercial payors generate nearly all of our profit and all of our nonacute dialysis profits come from commercial payors. We continue to experience downward pressure on some of our commercial payment rates as a result of general conditions in the market, including as employers shift to less expensive options for medical services, recent and future consolidations among commercial payors, increased focus on dialysis services and other factors. In addition, many commercial payors that sell individual plans both on and off exchange have publicly announced losses in the marketplace. These payors may seek discounts on rates for marketplace plans on and off exchange. Commercial payment rates could be materially lower in the future.
We continuously are in the process of negotiating existing and potential new agreements with commercial payors who aggressively negotiate terms with us. Sometimes many significant agreements are being renegotiated at the same time. In the event that our continual negotiations result in overall commercial rate reductions in excess of overall commercial rate increases, the cumulative effect could have a material adverse effect on our business, results of operations, financial condition and cash flows. Consolidations have significantly increased the negotiating leverage of commercial payors. Our negotiations with payors are also influenced by competitive pressures, and we may experience decreased contracted rates with commercial payors or experience decreases in patient volume as our negotiations with commercial payors continue. In addition to downward pressure on contracted commercial payor rates, payors have been attempting to design and implement plans to restrict access to coverage, and the duration and/or the breadth of benefits, which may result in decreased payments. In addition, payors have been attempting to impose restrictions and limitations on patient access to commercial exchange plans and non-contracted or out-of-network providers, and in some circumstances designate our centers as out-of-network providers. Rates for commercial exchange products and out-of-network providers are on average higher than rates for government products and in-network providers, respectively.
A number of commercial payors have incorporated policies into their provider manuals limiting or refusing to accept charitable premium assistance from non-profit organizations, such as the American Kidney Fund, which may impact the number of patients who are able to afford commercial plans. Paying for coverage is a significant financial burden for many patients, and ESRD disproportionately affects the low-income population. Charitable premium assistance supports continuity of coverage and access to care for patients, many of whom are unable to continue working full-time as a result of their severe condition. A material restriction in patients' ability to access charitable premium assistance may restrict the ability of dialysis patients to obtain and maintain optimal insurance coverage, and may adversely impact a large number of dialysis centers across the U.S. by making certain centers economically unviable, and may have a material adverse effect on our business, results of operations, financial condition and cash flows.
We also believe commercial payors have or will begin to restructure their benefits to create disincentives for patients to stay with commercial insurance or to select or remain with out-of-network providers. In addition, payors may seek to decrease payment rates for out-of-network providers. Decreases in the number of patients with commercial plans, decreases in out-of-network rates and restrictions on out-of-network access, our turning away new patients in instances where we are unable to come to agreement with commercial payors on rates, new business activities of commercial payors, or decreases in contracted rates could result in a significant decrease in our overall revenues derived from commercial payors. If the average rates that commercial payors pay us decline significantly, or if we see a decline in commercial patients, it would have a material adverse effect on our business, results of operations, financial condition and cash flows. For additional details regarding specific risks we face regarding regulatory changes that could result in fewer patients covered under commercial plans or an increase of patients covered under more restrictive commercial plans with lower reimbursement rates, see the discussion in the risk factor under the heading "Changes in federal and state healthcare regulations could have a material adverse effect on our business, results of operations, financial condition and cash flows."
If the number of patients with higher-paying commercial insurance declines, it could have a material adverse effect on our business, results of operations, financial condition and cash flows.
Our revenue levels are sensitive to the percentage of our patients with higher-paying commercial insurance coverage. A patient's insurance coverage may change for a number of reasons, including changes in the patient's or a family member's employment status. Any changes impacting our highest paying commercial payors will have a disproportionate impact on us. In addition, many patients with commercial and government insurance rely on financial assistance from charitable organizations, such as the American Kidney Fund. Certain payors have challenged our patients' and other providers' patients' ability to utilize assistance from charitable organizations for the payment of premiums, including through litigation and other legal proceedings. Regulators have also questioned the use of charitable premium assistance for ESRD patients. CMS or another regulatory agency or legislative authority may issue a new rule or guidance that challenges or restricts charitable premium assistance. If any of these challenges to kidney patients' use of premium assistance are successful or restrictions are imposed on the use of financial assistance from such charitable organizations such that kidney patients are unable to obtain, or continue to receive or receive for a limited duration, such financial assistance, it could have a material adverse effect on our business, results of operations, financial condition and cash flows. In addition, if our assumptions about how kidney patients will respond to any change in financial assistance from charitable organizations are incorrect, it could have a material adverse effect on our business, results of operations, financial condition and cash flows.
When Medicare becomes the primary payor, the payment rate we receive for that patient decreases from the employer group health plan or commercial plan rate to the lower Medicare payment rate. The number of our patients who have government-based programs as their primary payors could increase and the percentage of our patients covered under commercial insurance plans could be negatively impacted as a result of improved mortality or declining macroeconomic conditions. To the extent there are sustained or increased job losses in the U.S., independent of whether general economic conditions improve, we could experience a decrease in the number of patients covered under commercial plans and/or an increase in uninsured and underinsured patients. The percentage of our patients covered under commercial insurance plans could also be negatively impacted by a decline in the rate of growth of the ESRD patient population. We could also experience a further decrease in the payments we receive for services if changes to the healthcare regulatory system result in fewer patients covered under commercial plans or an increase of patients covered under more restrictive commercial plans with lower reimbursement rates. In addition, our continual negotiations with commercial payors under existing and potential new agreements could result in a decrease in the number of our patients covered by commercial plans to the extent that we cannot reach agreement with commercial payors on rates and other terms, resulting in termination or non-renewals of existing agreements and our inability to enter into new agreements. Commercial payors have taken and may continue to take steps to control the cost of and/or the eligibility for access to healthcare services, including relative to products on and off the healthcare exchanges. These efforts could impact the number of our patients who are eligible to enroll in commercial insurance plans, and remain on the plans, including plans offered through healthcare exchanges. Additionally, we continue to experience higher amounts of write-offs due to uninsured and underinsured patients, which has resulted in an increase in uncollectible accounts. Commercial payors could also cease paying in the primary position after providing 30 months of coverage resulting in a material reduction in payment as the patient moves to Medicare primary. If there is a significant reduction in the number of patients under higher-paying commercial plans relative to government-based programs that pay at lower rates or a significant increase in the number of patients that are uninsured and underinsured, it would have a material adverse effect on our business, results of operations, financial condition and cash flows.
Changes in the structure of and payment rates under the Medicare ESRD program could have a material adverse effect on our business, results of operations, financial condition and cash flows.
Approximately 44% of our U.S. dialysis and related lab services net revenues for the year ended December 31, 2018, were generated from patients who have Medicare as their primary payor. For patients with Medicare coverage, all ESRD payments for dialysis treatments are made under a single bundled payment rate which provides a fixed payment rate to encompass all goods and services provided during the dialysis treatment that are related to the treatment of dialysis, including pharmaceuticals that were historically separately reimbursed to the dialysis providers, such as erythropoietin (EPO), vitamin D analogs and iron supplements, irrespective of the level of pharmaceuticals administered or additional services performed, except in the case of calcimimetics, which are subject to a transitional drug add-on payment adjustment for the Medicare Part B ESRD payment. Most lab services are also included in the bundled payment. Under the ESRD PPS, the bundled payments to a dialysis facility may be reduced by as much as 2% based on the facility's performance in specified quality measures set annually by CMS through the ESRD Quality Incentive Program, which was established by the Medicare Improvements for Patients and Providers Act of 2008. The bundled payment rate is also adjusted for certain patient characteristics, a geographic usage index and certain other factors. In addition, the ESRD PPS is subject to rebasing, which can have a positive financial effect, or a negative one if the government fails to rebase in a manner that adequately addresses the costs borne by dialysis facilities. Similarly, as new drugs, services or labs are added to the ESRD bundle, CMS' failure to adequately calculate the costs associated with the drugs, services or labs could have a material adverse effect on our business, results of operations, financial condition and cash flows.
The current bundled payment system presents certain operating, clinical and financial risks, which include:

•	Risk that our rates are reduced by CMS. Uncertainty about future payment rates remains a material risk to our business.

•
Risk that CMS, through its contracted Medicare Administrative Contractors (MACs) or otherwise, implements Local Coverage Determinations (LCDs) or other decisions that limit our ability to bill for treatments or other drugs and services or other rules that may impact reimbursement. Such coverage determinations could have an adverse impact on our revenue. There is also risk commercial insurers could seek to incorporate the requirements or limitations associated with such LCDs into their contracted terms with dialysis providers, which could have an adverse impact on our revenue.

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

•
Risk of federal budget sequestration cuts. As a result of the Budget Control Act of 2011 and the BBA, an annual 2% reduction to Medicare payments took effect on April 1, 2013, and has been extended through 2027. These across-the-board spending cuts have affected and will continue to adversely affect our business, results of operations, financial condition and cash flows.

•
Risk that failure to adequately develop and maintain our clinical systems or failure of our clinical systems to operate effectively could have a material adverse effect on our business, results of operations, financial condition and cash flows. For example, in connection with claims for which at least part of the government's payments to us is based on clinical performance or patient outcomes or co-morbidities, if our clinical systems fail to accurately capture the data we report to CMS or we otherwise have data integrity issues with respect to the reported information, we might be over-reimbursed by the government, which could subject us to liability. For example, CMS published a final rule that implemented a provision of the ACA, requiring providers to report and return Medicare and Medicaid overpayments within the later of (a) 60 days after the overpayment is identified and quantified, or (b) the date any corresponding cost report is due, if applicable. An overpayment impermissibly retained under this statute could, among other things, subject us to liability under the FCA, exclusion from participation in the federal healthcare programs, and penalties under the federal Civil Monetary Penalty statute and could adversely impact our reputation.

We are subject to similar risks for services billed separately from the ESRD bundled payment, including the risk that a MAC, or multiple MACs, change their interpretations of existing regulations, manual provisions and/or guidance; or seek to implement or enforce new interpretations that are inconsistent with how we have interpreted existing regulations, manual provisions and/or guidance. For additional details regarding the risks we face for failing to adhere to our Medicare and Medicaid regulatory compliance obligations, see the risk factor above under the heading "If we fail to adhere to all of the complex government laws and regulations that apply to our business, we could suffer severe consequences that could have a material adverse effect on our business, results of operations, financial condition, cash flows, reputation and stock price."

Changes in state Medicaid or other non-Medicare government-based programs or payment rates could have a material adverse effect on our business, results of operations, financial condition and cash flows.
Approximately 25% of our U.S. dialysis and related lab services net revenues for the year ended December 31, 2018, were generated from patients who have state Medicaid or other non-Medicare government-based programs, such as coverage through the Department of Veterans Affairs (VA), as their primary coverage. As state governments and other governmental organizations face increasing budgetary pressure, we may in turn face reductions in payment rates, delays in the receipt of payments, limitations on enrollee eligibility or other changes to the applicable programs. For example, certain state Medicaid programs and the VA have recently considered, proposed or implemented payment rate reductions.
The VA adopted Medicare's bundled PPS pricing methodology for any veterans receiving treatment from non-VA providers under a national contracting initiative. Since we are a non-VA provider, these reimbursements are tied to a percentage of Medicare reimbursement, and we have exposure to any dialysis reimbursement changes made by CMS. Approximately 3% of our dialysis services revenues for the year ended December 31, 2018 were generated by the VA.
In 2013, we entered into a five-year Nationwide Dialysis Services contract with the VA which is subject to one-year renewal periods, consistent with all provider agreements with the VA under this contract. During the length of the contract, the VA has elected not to make adjustments to reimbursement percentages that are tied to a percentage of Medicare reimbursement rates. These agreements provide the VA with the right to terminate the agreements without cause on short notice. Should the VA renegotiate, or not renew or cancel these agreements for any reason, we may cease accepting patients under this program and may be forced to close centers or experience lower reimbursement rates, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.
State Medicaid programs are increasingly adopting Medicare-like bundled payment systems, but sometimes these payment systems are poorly defined and are implemented without any claims processing infrastructure, or patient or facility adjusters. If these payment systems are implemented without any adjusters and claims processing infrastructure, Medicaid payments will be substantially reduced and the costs to submit such claims may increase, which will have a negative impact on our business, results of operations, financial condition and cash flows. In addition, some state Medicaid program eligibility requirements mandate that citizen enrollees in such programs provide documented proof of citizenship. If our patients cannot meet these proof of citizenship documentation requirements, they may be denied coverage under these programs, resulting in decreased patient volumes and revenue. These Medicaid payment and enrollment changes, along with similar changes to other non-Medicare government programs could reduce the rates paid by these programs for dialysis and related services, delay the receipt of payment for services provided and further limit eligibility for coverage which could have a material adverse effect on our business, results of operations, financial condition and cash flows.
Changes in clinical practices, payment rates or regulations impacting pharmaceuticals could have a material adverse effect on our business, results of operations, financial condition, cash flows and negatively impact our ability to care for patients.
Medicare bundles certain pharmaceuticals into the PPS at industry average doses and prices. Any variation above the industry average may be subject to partial reimbursement through the PPS outlier reimbursement policy.
Commercial payors have increasingly examined their administration policies for pharmaceuticals and, in some cases, have modified those policies. Changes in labeling of pharmaceuticals in a manner that alters physician practice patterns, including their independent determinations as to appropriate dosing, or accepted clinical practices, and/or changes in private and governmental payment criteria, including the introduction of administration policies could have a material adverse effect on our business, results of operations, financial condition and cash flows. Further increased utilization of certain pharmaceuticals for patients for whom the cost of which is included in a bundled reimbursement rate, or further decreases in reimbursement for pharmaceuticals that are not included in a bundled reimbursement rate, could also have a material adverse effect on our business, results of operations, financial condition and cash flows.
Additionally, as of January 1, 2018, calcimimetics became part of the Medicare Part B ESRD payment, but subject to a transitional drug add-on payment adjustment.  We implemented processes designed to provide the drug as required under the applicable regulations and prescribed by physicians and have entered into agreements to provide for access to and distribution of the drug.  If payors do not pay as anticipated, if we are not adequately reimbursed for the cost of the drug, or the processes we have implemented to provide the drug do not perform as anticipated, then we could be subject to both financial and operational risk, among other things.
We may be subject to increased inquiries or audits from a variety of governmental bodies or claims by third parties related to pharmaceuticals, which would require management's attention and could result in significant legal expense. Any negative findings could result in substantial financial penalties or repayment obligations, the imposition of certain obligations on and changes to our practices and procedures as well as the attendant financial burden on us to comply with the obligations, or exclusion from future participation in the Medicare and Medicaid programs, and could have a material adverse effect on our business, results of operations, financial condition and cash flows.
If we fail to comply with our Corporate Integrity Agreement, we could be subject to substantial penalties and exclusion from participation in federal healthcare programs that could have a material adverse effect on our business, results of operations, financial condition, cash flows and reputation.
In October 2014, we entered into a Settlement Agreement with the U.S. and relator David Barbetta to resolve the then pending 2010 and 2011 U.S. Attorney physician relationship investigations and paid $406 million in settlement amounts, civil forfeiture, and interest to the U.S. and certain states. In connection with the resolution of these matters, and in exchange for the OIG's agreement not to exclude us from participating in the federal healthcare programs, we have entered into a five-year CIA with the OIG. The CIA (i) requires that we maintain certain elements of our compliance programs; (ii) imposes certain expanded compliance-related requirements during the term of the CIA; (iii) requires ongoing monitoring and reporting by an independent monitor, imposes certain reporting, certification, records retention and training obligations, allocates certain oversight responsibility to the Board's Compliance Committee, and necessitates the creation of a Management Compliance Committee and the retention of an independent compliance advisor to the Board; and (iv) contains certain business restrictions related to a subset of our joint venture arrangements, including our agreeing to (1) unwind 11 joint venture transactions that were created through partial divestitures to, or partial acquisitions from, nephrologists, and that cover 26 of our 2,119 clinics that existed at the time we entered into the Settlement Agreement, all of which have been completed, (2) not enter into certain types of partial divestiture joint venture transactions with nephrologists during the term of the CIA, (3) non-enforcement of certain patient-related non-solicitation restrictions, and (4) certain other restrictions. The costs associated with compliance with the CIA are substantial and may be greater than we currently anticipate. In addition, in the event of a breach of the CIA, we could become liable for payment of certain stipulated penalties, and could be excluded from participation in federal healthcare programs. The OIG has notified us in the past that it considered us to be in breach of the CIA, and we cannot provide any assurances that we may not be found in breach of the CIA in the future. In general, the costs associated with compliance with the CIA, or any liability or consequences associated with a breach, could have a material adverse effect on our business, results of operations, financial condition and cash flows. For our domestic dialysis business, we are required under the CIA to report to the OIG (i) probable violations of criminal, civil or administrative laws applicable to any federal health care program for which penalties or exclusions may be authorized under applicable laws and regulations; (ii) substantial overpayments of amounts of money we have received in excess of the amounts due and payable under the federal healthcare program requirements; and (iii) employment of or contracting with individuals ineligible from participating in the federal healthcare programs (we refer to these collectively as Reportable Events). We have provided the OIG notice of Reportable Events, and we may identify and report additional events in the future. If any of our operations are found to violate government laws and regulations, we could suffer severe consequences that could have a material adverse effect on our business, results of operations, financial condition, cash flows, reputation and stock price, including those consequences described under the risk factor "If we fail to adhere to all of the complex government laws and regulations that apply to our business, we could suffer severe consequences that could have a material adverse effect on our business, results of operations, financial condition, cash flows, reputation and stock price."
Delays in state Medicare and Medicaid certification or other licensing and/or anything impacting the licensing of our dialysis centers could adversely affect our business, results of operations, financial condition and cash flows.
Before we can begin billing for patients treated in our outpatient dialysis centers who are enrolled in government-based programs, we are required to obtain state and federal certification for participation in the Medicare and Medicaid programs. As state agencies responsible for surveying dialysis centers on behalf of the state and Medicare program face increasing budgetary pressure, certain states are having difficulty keeping up with certifying dialysis centers in the normal course resulting in significant delays in certification. If state governments continue to have difficulty keeping up with certifying new centers in the normal course and we continue to experience significant delays in our ability to treat and bill for services provided to patients covered under government programs, it could cause us to incur write-offs of investments or accelerate the recognition of lease obligations in the event we have to close centers or our centers' operating performance deteriorates, and it could have an adverse effect on our business, results of operations, financial condition and cash flows. Although the BBA passed in February 2018 allows organizations approved by the Department of Health and Human Services (HHS) to accredit dialysis facilities and imposes certain timing requirements regarding the initiation of initial surveys to determine if certain conditions and requirements for payment have been satisfied, we cannot predict the ultimate impact of these changes. In addition to certifications for Medicare and Medicaid, some states have licensing requirements for ESRD facilities. Delays in licensure, denials of licensure, or withdrawal of licensure could also adversely affect our business, results of operations, financial condition and cash flows.

If our joint ventures were found to violate the law, we could suffer severe consequences that would have a material adverse effect on our business, results of operations, financial condition and cash flows.
As of December 31, 2018, we owned a controlling interest in numerous dialysis-related joint ventures, which represented approximately 25% of our net U.S. dialysis and related lab services net revenues for the year ended December 31, 2018. In addition, we also owned noncontrolling equity investments in several other dialysis related joint ventures. We expect to continue to increase the number of our joint ventures. Many of our joint ventures with physicians or physician groups also have certain physician owners providing medical director services to centers we own and operate. Because our relationships with physicians are governed by the federal and state anti-kickback statutes, we have sought to structure our joint venture arrangements to satisfy as many federal safe harbor requirements as we believe are commercially reasonable. Our joint venture arrangements do not satisfy all of the elements of any safe harbor under the federal Anti-Kickback Statute, however, and therefore are susceptible to government scrutiny. For example, in October 2014, we entered into a settlement agreement to resolve the then pending 2010 and 2011 U.S. Attorney physician relationship investigations regarding certain of our joint ventures and paid $406 million in settlement amounts, civil forfeiture, and interest to the U.S. and certain states. For further details on the settlement agreement, see "If we fail to comply with our Corporate Integrity Agreement, we could be subject to substantial penalties and exclusion from participation in federal healthcare programs that could have a material adverse effect on our business, results of operations, financial condition, cash flows, and reputation".
There are significant risks associated with estimating the amount of dialysis revenues and related refund liabilities that we recognize, and if our estimates of revenues and related refund liabilities are materially inaccurate, it could impact the timing and the amount of our revenues recognition or have a material adverse effect on our business, results of operations, financial condition and cash flows.
There are significant risks associated with estimating the amount of U.S. dialysis and related lab services revenues and related refund liabilities that we recognize in a reporting period. The billing and collection process is complex due to ongoing insurance coverage changes, geographic coverage differences, differing interpretations of contract coverage and other payor issues, such as ensuring appropriate documentation. Determining applicable primary and secondary coverage for approximately 202,700 U.S. patients at any point in time, together with the changes in patient coverage that occur each month, requires complex, resource-intensive processes. Errors in determining the correct coordination of benefits may result in refunds to payors. Revenues associated with Medicare and Medicaid programs are also subject to estimating risk related to the amounts not paid by the primary government payor that will ultimately be collectible from other government programs paying secondary coverage, the patient's commercial health plan secondary coverage or the patient. Collections, refunds and payor retractions typically continue to occur for up to three years and longer after services are provided. We generally expect our range of U.S. dialysis and related lab services revenues estimating risk to be within 1% of net revenues for the segment. If our estimates of U.S. dialysis and related lab services revenues and related refund liabilities are materially inaccurate, it could impact the timing and the amount of our revenues recognition and have a material adverse impact on our business, results of operations, financial condition and cash flows.
Our ancillary services and strategic initiatives, including our international operations, that we operate or invest in now or in the future may generate losses and may ultimately be unsuccessful. In the event that one or more of these activities is unsuccessful, our business, results of operations, financial condition and cash flows may be negatively impacted and we may have to write off our investment and incur other exit costs.
Our ancillary services and strategic initiatives are subject to many of the same risks, regulations and laws, as described in the risk factors related to our dialysis business set forth in this Part I, Item 1A, and are also subject to additional risks, regulations and laws specific to the nature of the particular strategic initiative. We expect to add additional service offerings to our business and pursue additional strategic initiatives in the future as circumstances warrant, which could include healthcare services not related to dialysis. Many of these initiatives require or would require investments of both management and financial resources and can generate significant losses for a substantial period of time and may not become profitable in the expected timeframe or at all. There can be no assurance that any such strategic initiative will ultimately be successful. Any significant change in market conditions, or business performance, or in the political, legislative or regulatory environment, may impact the economic viability of any of these strategic initiatives. For example, changes in the oral pharmacy space, including reimbursement rate pressures, negatively impacted the economics of our pharmacy services business. As a result, in the second half of 2018 we transitioned the customer service and fulfillment functions of this business to third parties and wound down our distribution operation, which resulted in a decrease in revenues and costs. In the year ended December 31, 2018, we recognized restructuring charges of $11 million and incurred asset impairment charges of $17 million related to the restructuring of our pharmacy business.
If any of our ancillary services or strategic initiatives, including our international operations, are unsuccessful, it would have a negative impact on our business, results of operations, financial condition and cash flows, and we may determine to exit that line of business. We could incur significant termination costs if we were to exit certain of these lines of business. In addition, we may incur a material write-off or an impairment of our investment, including goodwill, in one or more of our ancillary services or strategic initiatives. In that regard, we have taken, and may in the future take, impairment and restructuring charges in addition to those described above related to our ancillary services and strategic initiatives, including in our international and pharmacy businesses.
If a significant number of physicians were to cease referring patients to our dialysis centers, whether due to regulatory or other reasons, it would have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
In addition, if the terms of any existing agreement are found to violate applicable laws, we may not be successful in restructuring the relationship, which would lead to the early termination of the agreement. If we are unable to obtain qualified medical directors to provide supervision of the operations and care provided at our dialysis centers, it could affect physicians' desire to refer patients to our dialysis centers. If a significant number of physicians were to cease referring patients to our dialysis centers, it would have a material adverse effect on our business, results of operations, financial condition and cash flows.
If our labor costs continue to rise, including due to shortages, changes in certification requirements and higher than normal turnover rates in skilled clinical personnel; or currently pending or future rules, regulations or initiatives impose additional requirements or limitations on our operations or profitability; or, if we are unable to attract and retain key leadership talent, we may experience disruptions in our business operations and increases in operating expenses, among other things, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.
We face increasing labor costs generally, and in particular, we face increased labor costs and difficulties in hiring nurses due to a nationwide shortage of skilled clinical personnel. We compete for nurses with hospitals and other healthcare providers. This nursing shortage may limit our ability to expand our operations. Furthermore, changes in certification requirements can impact our ability to maintain sufficient staff levels, including to the extent our teammates are not able to meet new requirements, among other things. In addition, if we experience a higher than normal turnover rate for our skilled clinical personnel, our operations and treatment growth may be negatively impacted, which could adversely affect our business, results of operations, financial condition and cash flows. We also face competition in attracting and retaining talent for key leadership positions. If we are unable to attract and retain qualified individuals, we may experience disruptions in our business operations, including our ability to achieve strategic goals, which could have a material adverse affect on our business, results of operations, financial condition and cash flows.
In addition, proposed ballot initiatives or referendums, legislation, regulations or policy changes could cause us to incur substantial costs to challenge and prepare for and, if implemented, impose additional requirements on our operations, including increases in the required staffing levels or staffing ratios for clinical personnel, minimum transition times between treatments, limits on how much patients may be charged for care, limitations as to the amount that can be spent on certain medical costs, and limitations on the amount of revenue that providers can retain. Changes such as those mandated by proposed ballot initiatives or referendums, legislation, regulations or policy changes could materially reduce our revenues and increase our operating expense and impact our ability to staff our clinics to any new, elevated staffing levels, in particular given the ongoing nationwide shortage of healthcare workers, especially nurses. Any of these events or circumstances could materially reduce our revenues and increase our operating and other costs, require us to close or consolidate existing dialysis centers, postpone or not build new dialysis centers, reduce shifts or negatively impact employee relations, treatment growth and productivity, and could have a material adverse effect on our business, results of operations, financial condition and cash flows. For additional information on these risks, see "Changes in federal and state health regulations could have a material adverse effect on our business, results of operations, financial condition and cash flows."
Our business is labor intensive and could be materially adversely affected if we are unable to attract and retain employees or if union organizing activities or legislative or other changes result in significant increases in our operating costs or decreases in productivity.
Our business is labor intensive, and our financial and operating results have been and continue to be subject to variations in labor-related costs, productivity and the number of pending or potential claims against us related to labor and employment practices. Political or other efforts at the national or local level could result in actions or proposals that increase the likelihood or success of union organizing activities at our facilities and ongoing union organizing activities at our facilities could continue or increase for other reasons. We could experience an upward trend in wages and benefits and labor and employment claims, including the filing of class action suits, or adverse outcomes of such claims, or face work stoppages. In addition, we are and may continue to be subject to targeted corporate campaigns by union organizers in response to which we have been and may continue to be required to expend substantial resources, both time and financial. Any of these events or circumstances could have a material adverse effect on our employee relations, treatment growth, productivity, business, results of operations, financial condition and cash flows.
Complications associated with our billing and collections system could materially adversely affect our business, results of operations, financial condition and cash flows.
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
As a participant in the healthcare industry, DMG is subject to many of the same risks as our dialysis business is, as described in the risk factors set forth above in this Part I, Item 1A, many of which could have a material adverse effect on DMG's business, results of operations, financial condition and cash flows.
Under most of DMG's agreements with health plans, DMG assumes some or all of the risk that the cost of providing services will exceed its compensation.
Approximately 84% of DMG's revenue for the year ended December 31, 2018, is derived from fixed per member per month (PMPM) fees paid by health plans under capitation agreements with DMG or its associated physician groups. While there are variations specific to each arrangement, DMG, through DHPC, a subsidiary of HealthCare Partners Holdings, LLC and a restricted Knox-Keene licensed entity, and, in certain instances, DMG's associated physician groups, generally contract with health plans to receive a PMPM fee for professional services and assume the financial responsibility for professional services only. In some cases, the health plans separately enter into capitation contracts with third parties (typically hospitals) who receive directly a PMPM fee and assume contractual financial responsibility for hospital services. In other cases, the health plan does not pay any portion of the PMPM fee to the hospital, but rather administers claims for hospital expenses itself. In both scenarios, DMG enters into managed care-related administrative services agreements or similar arrangements with those third parties (typically hospitals) under which DMG agrees to be responsible for utilization review, quality assurance, and other managed care-related administrative functions. As compensation for such administrative services, DMG is entitled to receive a percentage of the amount by which the institutional capitation revenue received from health plans exceeds institutional expenses; any such risk-share amount to which DMG is entitled is recorded as medical revenues, and DMG is also responsible for a percentage of any short-fall in the event that institutional expenses exceed institutional revenues. To the extent that members require more care than is anticipated and/or the cost of care increases, aggregate fixed PMPM amounts, or capitation payments, may be insufficient to cover the costs associated with treatment. If medical costs and expenses exceed estimates, except in very limited circumstances, DMG will not be able to increase the PMPM fee received under these risk agreements during their then-current terms and could, directly or indirectly through its contracts with its associated physician groups, suffer losses with respect to such agreements.
Changes in DMG's or its associated physician groups' anticipated ratio of medical expense to revenue can significantly impact DMG's financial results. Accordingly, the failure to adequately predict and control medical costs and expenses and to make reasonable estimates and maintain adequate accruals for incurred but not reported claims, could have a material adverse effect on DMG's business, results of operations, financial condition and cash flows.
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
Most of the agreements between health plans and DMG and its associated physician groups contain risk-sharing arrangements under which the physician groups can earn additional compensation from the health plans by coordinating the provision of quality, cost-effective healthcare to members. However, such arrangements may require the physician group to assume a portion of any loss sustained from these arrangements, thereby reducing DMG's net income. Under these risk-sharing arrangements, DMG and its associated physician groups are responsible for a portion of the cost of hospital services or other services that are not capitated. The terms of the particular risk-sharing arrangement allocate responsibility to the respective parties when the cost of services exceeds the related revenue, which results in a deficit, or permit the parties to share in any surplus amounts when actual costs are less than the related revenue. The amount of non-capitated medical and hospital costs in any period could be affected by factors beyond the control of DMG, such as changes in treatment protocols, new technologies, longer lengths of stay by the patient and inflation. Certain of DMG's agreements with health plans stipulate that risk-sharing pool deficit amounts are carried forward to offset any future years' surplus amounts DMG would otherwise be entitled to receive. DMG accrues for any such risk-sharing deficits. To the extent that such non-capitated medical and hospital costs are higher than anticipated, revenue may not be sufficient to cover the risk-sharing deficits DMG and its associated physician groups are responsible for, which could have a material adverse effect on DMG's business, results of operations, financial condition and cash flows.
Renegotiation, renewal or termination of capitation agreements with health plans could have a material adverse effect on DMG's business, results operations, financial condition and cash flows.
Under most of DMG's and its associated physician groups' capitation agreements with health plans, the health plan is generally permitted to modify the benefit and risk obligations and compensation rights from time to time during the terms of the agreements. If a health plan exercises its right to amend its benefit and risk obligations and compensation rights, DMG and its associated physician groups are generally allowed a period of time to object to such amendment. If DMG or its associated physician group so objects, under some of the risk agreements, the relevant health plan may terminate the applicable agreement upon 90 to 180 days written notice. If DMG or its associated physician groups enter into capitation contracts or other risk sharing arrangements with unfavorable economic terms, or a capitation contract is amended to include unfavorable terms, DMG could, directly or indirectly through its contracts with its associated physician groups, suffer losses with respect to such contract. Since DMG does not negotiate with CMS or any health plan regarding the benefits to be provided under their Medicare Advantage plans, DMG often has just a few months to familiarize itself with each new annual package of benefits it is expected to offer. Depending on the health plan at issue and the amount of revenue associated with the health plan's risk agreement, the renegotiated terms or termination could have a material adverse effect on DMG's business, results of operations, financial condition and cash flows.
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
If DHPC is not able to satisfy financial solvency or other regulatory requirements, we could become subject to sanctions and its license to do business in California could be limited, suspended or terminated, which could have a material adverse effect on DMG's business, results of operations, financial condition and cash flows.
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
In the event that DHPC is not in compliance with the provisions of Knox-Keene, we could be subject to sanctions, or limitations on, or suspension of its license to do business in California, which could have a material adverse effect on DMG's business, results of operations, financial condition and cash flows.
If DMG's associated physician group is not able to satisfy the California DMHC's financial solvency requirements, DMG's associated physician group could become subject to sanctions and DMG's ability to do business in California could be limited or terminated, which could have a material adverse effect on DMG's business, results of operations, financial condition and cash flows.
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

In the event that DMG's associated physician group is not in compliance with any of the above criteria, DMG's associated physician group could be subject to sanctions, or limitations on, or termination of, its ability to do business in California, which could have a material adverse effect on DMG's business, results of operations, financial condition and cash flows.
Reductions in Medicare Advantage health plan reimbursement rates stemming from healthcare reforms and any future related regulations could have a material adverse effect on DMG's business, results of operations, financial condition and cash flows.
A significant portion of DMG's revenue is directly or indirectly derived from the monthly premium payments paid by CMS to health plans for medical services provided to Medicare Advantage enrollees. As a result, DMG's results of operations are, in part, dependent on government funding levels for Medicare Advantage programs. Any changes that limit or reduce Medicare Advantage reimbursement levels, such as reductions in or limitations of reimbursement amounts or rates under programs, reductions in funding of programs, expansion of benefits without adequate funding, elimination of coverage for certain benefits, or elimination of coverage for certain individuals or treatments under programs, could have a material adverse effect on DMG's business, results of operations, financial condition and cash flows.
Each year, CMS issues a final rule to establish the Medicare Advantage benchmark payment rates for the following calendar year. Any reduction to Medicare Advantage rates impacting DMG that is greater compared to the industry average rate may have a material adverse effect on DMG's business, results of operations, financial condition and cash flows. The final impact of the Medicare Advantage rates can vary from any estimate we may have and may be further impacted by the relative growth of DMG's Medicare Advantage patient volumes across markets as well as by the benefit plan designs submitted. It is possible that we may underestimate the impact of the Medicare Advantage rates on our business, which could have a material adverse effect on DMG's business, results of operations, financial condition and cash flows.
Before DMG was reclassified as held for sale, we took impairment charges against the goodwill of several of our DMG reporting units based on continuing developments in our DMG business, including recent annual updates to Medicare Advantage benchmark reimbursement rates, changes in our expectations concerning future government reimbursement rates and our expected ability to mitigate them, medical cost and utilization trends, commercial pricing pressures, commercial membership rates, underperformance of certain at-risk reporting units and other market factors. Depending on the impact of continuing developments on the value of our DMG business, for example if DMG's fair value less the costs incurred in the sale of DMG falls below its carrying amount, we may need to recognize additional impairment charges on this business, and the amount of such charges, if any, could be significant. Our estimates of the fair value of this business rely on certain estimates and assumptions, including the terms and pricing agreed for the sale of this business, as well as applicable market multiples, discount and long-term growth rates, market data and future reimbursement rates, as applicable. Our estimates of the fair value of the DMG business could differ from the actual value that a market participant would pay for this business, and as a result, we may recognize valuation adjustments or record other related charges on our DMG business in the future. For example, in the third and fourth quarters of 2018, we recognized valuation adjustments with respect to DMG based on an updated assessment of fair value, which includes inputs such as the transaction itself, risks and timing, and performance of the business, and we recorded associated goodwill impairment charges in the fourth quarter of 2018. For additional information regarding the risks we face related to the pending sale of DMG, see the discussion in the risk factors under the heading "Risk factors related to the sale of DMG."
DMG's Medicare Advantage revenues may continue to be volatile in the future, which could have a material adverse impact on DMG's business, results of operations, financial condition and cash flows.

The ACA contains a number of provisions that negatively impact Medicare Advantage plans, each of which could have a material adverse effect on DMG's business, results of operations, financial condition and cash flows. These provisions include the following:

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

•
CMS increased coding intensity adjustments for Medicare Advantage plans beginning in 2014 and continuing through 2019, which reduces CMS payments to Medicare Advantage plans, which in turn will likely reduce the amounts payable to DMG and its associated physicians, physician groups, and IPAs under its capitation agreements.

Recent legislative, judicial and executive efforts to enact further healthcare reform legislation have caused the future state of the exchanges, other ACA reforms, and many core aspects of the current U.S. health care system to be unclear. While specific changes and their timing are not yet apparent, enacted reforms and future legislative, regulatory, judicial, or executive changes could have a material adverse effect on DMG's business, results of operations, financial condition and cash flows.
There is also uncertainty regarding both Medicare Advantage payment rates and beneficiary enrollment, which, if reduced, would reduce DMG's overall revenues and net income. For example, although the Congressional Budget Office (CBO) predicted in 2010 that Medicare Advantage participation would drop substantially by 2020, the CBO has more recently predicted, without taking into account potential future reforms, that enrollment in Medicare Advantage (and other contracts covering Medicare Parts A and B) could reach 31 million by 2027. Although Medicare Advantage enrollment increased by approximately 5.6 million, or by 50%, between the enactment of the ACA in 2010 and 2015, there can be no assurance that this trend will continue. Further, fluctuation in Medicare Advantage payment rates are evidenced by CMS's annual announcement of the expected average change in revenue from the prior year: for 2018, CMS announced an average increase of 0.45%; and for 2019, 3.4%. Uncertainty over Medicare Advantage enrollment and payment rates present a continuing risk to DMG's business.
According to the Kaiser Family Foundation (KFF), Medicare Advantage enrollment continues to be highly concentrated among a few payors, both nationally and in local regions. In 2018, the KFF reported that three payors together accounted for more than half of Medicare Advantage enrollment and seven firms accounted for approximately 75% of the lives. Consolidation among Medicare Advantage plans in certain regions, or the Medicare program's failure to attract additional plans to participate in the Medicare Advantage program, could have a material adverse effect on DMG's business, results of operations, financial condition and cash flows.

DMG's operations are dependent on competing health plans and, at times, a health plan's and DMG's economic interests may diverge.
For the year ended December 31, 2018, 69% of DMG's consolidated capitated medical revenues were earned through contracts with three health plans.
DMG expects that, going forward, substantially all of its revenue will continue to be derived from its contracts with health plans. Each health plan may immediately terminate any of DMG's contracts and/or any individual credentialed physician upon the occurrence of certain events. They may also amend the material terms of the contracts under certain circumstances. Failure to maintain the contracts on favorable terms, for any reason, would materially and adversely affect DMG's results of operations, financial condition and cash flows. A material decline in the number of members could also have a material adverse effect on DMG's results of operations.
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
There are circumstances under federal and state law pursuant to which DMG and its associated physician groups, IPAs and other physicians could be obligated to continue to provide medical services to DMG members in their care following a termination of their applicable risk agreement with health plans and termination of the receipt of payments thereunder. In certain cases, this obligation could require the physician group or IPA to provide care to such member following the bankruptcy or insolvency of a health plan. Accordingly, the obligations to provide medical services to DMG members (and the associated costs) may not terminate at the time the applicable agreement with the health plan terminates, and DMG may not be able to recover its cost of providing those services from the health plan, which could have a material adverse effect on DMG's business, results of operations, financial condition and cash flows.
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
Reductions in the quality ratings of the health plans DMG serves could have a material adverse effect on its business, results of operations, financial condition and cash flows.
As a result of the ACA, the level of reimbursement each health plan receives from CMS is dependent, in part, upon the quality rating of the Medicare plan. Such ratings impact the percentage of any cost savings rebate and any bonuses earned by such health plan. Since a significant portion of DMG's revenue is expected to be calculated as a percentage of CMS reimbursements received by these health plans with respect to DMG members, reductions in the quality ratings of a health plan that DMG serves could have a material adverse effect on its business, results of operations, financial condition and cash flows.
Given each health plan's control of its plans and the many other providers that serve such plans, DMG believes that it will have limited ability to influence the overall quality rating of any such plan. The BBA passed in February 2018 implements certain changes to prevent artificial inflation of star ratings for Medicare Advantage plans offered by the same organization. In addition, CMS has terminated plans that have had a rating of less than three stars for three consecutive years, whereas Medicare Advantage plans with five stars are permitted to conduct enrollment throughout almost the entire year. Because low quality ratings can potentially lead to the termination of a plan that DMG serves, DMG may not be able to prevent the potential termination of a contracting plan or a shift of patients to other plans based upon quality issues which could, in turn, have a material adverse effect on DMG's business, results of operations, financial condition and cash flows.
DMG's records and submissions to a health plan may contain inaccurate or unsupportable information regarding risk adjustment scores of members, which could cause DMG to overstate or understate its revenue and subject it to various penalties.
DMG, on behalf of itself and its associated physicians, physician groups and IPAs, submits to health plans claims and encounter data that support the Medicare Risk Adjustment Factor (RAF) scores attributable to members. These RAF scores determine, in part, the revenue to which the health plans and, in turn, DMG is entitled for the provision of medical care to such members. The data submitted to CMS by each health plan is based, in part, on medical charts and diagnosis codes prepared and submitted by DMG. Each health plan generally relies on DMG and its employed or affiliated physicians to appropriately document and support such RAF data in DMG's medical records. Each health plan also relies on DMG and its employed or affiliated physicians to appropriately code claims for medical services provided to members. Erroneous claims and erroneous encounter records and submissions could result in inaccurate PMPM fee revenue and risk adjustment payments, which may be subject to correction or retroactive adjustment in later periods. This corrected or adjusted information may be reflected in financial statements for periods subsequent to the period in which the revenue was recorded. DMG might also need to refund a portion of the revenue that it received, which refund, depending on its magnitude, could damage its relationship with the applicable health plan and could have a material adverse effect on DMG's business, results of operations, financial condition and cash flows.
In September 2018, we entered into a settlement agreement with the DOJ and OIG to resolve matters related to our and our subsidiaries' (including DMG and its subsidiary JSA) provision of services to Medicare Advantage plans and related patient diagnosis coding and risk adjustment submissions and payments. See Note 17 to the consolidated financial statements included in this report for further details and discussions of legal proceedings elsewhere in these Risk Factors.
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

In addition to the competitive threats intrinsic to the Medicare programs, competition among health plans and among healthcare providers may also have a negative impact on DMG's profitability. For example, due to the large population of

Medicare beneficiaries, DMG's Existing Geographic Regions have become increasingly attractive to health plans that may compete with DMG. DMG may not be able to continue to compete profitably in the healthcare industry if additional competitors enter the same market. If DMG cannot compete profitably, the ability of DMG to compete with other service providers that contract with competing health plans may be substantially impaired. Furthermore, if DMG is unable to obtain new members or experiences a loss of existing members to competitors during the open enrollment period for Medicare it could have a material adverse effect on DMG's business, results of operations, financial condition and cash flows.
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
The ACA established the Medicare Shared Savings Program (MSSP) for ACOs, which took effect in January 2012. Under the MSSP, eligible organizations are accountable for the quality, cost and overall care of Medicare beneficiaries assigned to an ACO and may be eligible to share in any savings below a specified benchmark amount. The Secretary of HHS is also authorized, but not required, to use capitation payment models with ACOs. CMS has also implemented the Next Generation ACO model, which allows the ACO to assume higher levels of financial risk and reward than under the MSSP program. DMG has formed an MSSP ACO through a subsidiary in New Mexico and a Next Generation ACO (previously an MSSP ACO) through a subsidiary in California, and is evaluating whether to participate in more ACOs in the future. The continued development and expansion of ACOs, and potential changes to the participation requirements in ACOs, will have an uncertain impact on DMG's revenue and profitability. DaVita Kidney Care is also participating as a dialysis provider in Arizona, Florida, New Jersey, and Pennsylvania for the Innovation Center's CEC Model. Further, in December 2018, CMS issued a final rule for the MSSP, which among other things, requires ACOs to accept a two-sided risk model (as opposed to a one-sided model), wherein ACOs need to share in the financial risk of their patients' healthcare spending (i.e., shared losses) in addition to shared savings. This rule could negatively impact the revenue and profitability of DMG's MSSP ACO.
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
In California, AMG maintains significant hospital arrangements designed to facilitate the provision of coordinated hospital care with those services provided to members by AMG and its associated physicians, physician groups and IPAs. Through contractual arrangements with certain key hospitals, AMG provides utilization review, quality assurance and other management services related to the provision of patient care services to members by the contracted hospitals and downstream hospital contractors. In the event that any one of these key hospital agreements is amended in a financially unfavorable manner or is otherwise terminated, such events could have a significant adverse effect on DMG's business, results of operations, financial condition and cash flows.
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
Changes in the rates or methods of third-party reimbursements may materially adversely affect DMG's business, results of operations, financial condition and cash flows.
Any negative changes in governmental capitation or FFS rates or methods of reimbursement for the services DMG provides could have a material adverse effect on DMG's business, results of operations, financial condition and cash flows. Since governmental healthcare programs generally reimburse on a fee schedule basis rather than on a charge-related basis, DMG generally cannot increase its revenues from these programs by increasing the amount it charges for its services. Moreover, if DMG's costs increase, DMG may not be able to recover its increased costs from these programs. Government and private payors have taken and may continue to take steps to control the cost, eligibility for, use, and delivery of healthcare services due to budgetary constraints, and cost containment pressures as well as other financial issues. DMG believes that these trends in cost containment will continue. These cost containment measures, and other market changes in non-governmental insurance plans have generally restricted DMG's ability to recover, or shift to non-governmental payors, any increased costs that DMG experiences. DMG's business, results of operations, financial condition and cash flows may be materially adversely affected by these cost containment measures, and other market changes.
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

DMG's failure to successfully implement and maintain all of its systems could have a material adverse effect on its business, results of operations, financial condition and cash flows. For example, DMG's failure to successfully operate its billing systems could lead to potential violations of healthcare laws and regulations. If DMG is unable to handle its claims volume, or if DMG is unable to pay claims timely, DMG may become subject to a health plan's corrective action plan or de-delegation until the problem is corrected, and/or termination of the health plan's agreement with DMG. This could have a material adverse effect on DMG's operations and profitability. In addition, if DMG's claims processing system is unable to process claims accurately, the data DMG uses for its incurred but not reported estimates could be incomplete and DMG's ability to accurately estimate claims liabilities and establish adequate reserves could be adversely affected. Finally, if DMG's management information systems are unable to function in compliance with applicable state or federal rules and regulations, including medical information confidentiality laws such as HIPAA, possible penalties and fines due to this lack of compliance could have a material adverse effect on DMG's results of operations, financial condition and cash flows.
DMG may be impacted by eligibility changes to government and private insurance programs.
Due to potential decreased availability of healthcare through private employers, the number of patients who are uninsured or participate in governmental programs may increase. The ACA has increased the participation of individuals in the Medicaid program in states that elected to participate in the expanded Medicaid coverage. A shift in payor mix from managed care and other private payors to government payors as well as an increase in the number of uninsured patients may result in a reduction in the rates of reimbursement to DMG or an increase in uncollectible receivables or uncompensated care, with a corresponding decrease in net revenue. Changes in the eligibility requirements for governmental programs such as the Medicaid program under the ACA and state decisions on whether to participate in the expansion of such programs also could increase the number of patients who participate in such programs and the number of uninsured patients. Even for those patients who remain in private insurance plans, changes to those plans could increase patient financial responsibility, resulting in a greater risk of uncollectible receivables. These factors and events could have a material adverse effect on DMG's business, results of operations, financial condition and cash flows.
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
Most of our outstanding employee stock-based compensation awards include a provision accelerating the vesting of the awards in the event of a change of control. We also maintain a change of control protection program for our employees who do not have a significant number of stock awards, which has been in place since 2001, and which provides for cash bonuses to the employees in the event of a change of control. Based on the market price of our common stock and shares outstanding on December 31, 2018, these cash bonuses under the program would total approximately $337 million if a change of control transaction occurred at that price and our Board of Directors did not modify this program. These and any other change of control provisions may affect the price an acquirer would be willing to pay for our Company.
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
Item 1B.    Unresolved Staff Comments.
None.
Item 2.        Properties.
Our corporate headquarters are located in Denver, Colorado, consisting of one owned 240,000 square foot building and one leased location consisting of 345,900 square feet. Our headquarters are occupied by teammates engaged in management, finance, marketing, strategy, legal, compliance and other administrative functions. We lease seven business offices located in California, Colorado, Pennsylvania, Tennessee and Washington for our U.S. dialysis services business. For our DMG business we lease 11 business offices located in California, Colorado, Nevada, New Mexico, Florida and Washington. Our laboratory is based in Florida where we operate our lab services out of one leased building. We also own four administrative offices in the U.S. and lease administrative offices worldwide. Our leases on the properties listed above expire at various dates through the year 2037 for Kidney Care and through the year 2033 for DMG.
For our U.S. dialysis and related lab services business we own the land and buildings for 12 of our outpatient dialysis centers. We also own 15 separate land and buildings and 15 land parcels for development. We lease a total of four owned properties to third-party tenants. Our remaining outpatient dialysis centers are located on premises that we lease.
For DMG, we own the land and buildings for 16 of our clinics. We also own one separate land parcel. Our remaining clinics are located on premises that we lease.
The majority of our leases for our U.S. dialysis and related lab services and for DMG cover periods from five years to 15 years and typically contain renewal options of five to ten years at the fair rental value at the time of renewal. Our leases are generally subject to periodic consumer price index increases, or contain fixed escalation clauses. Our outpatient dialysis centers range in size from approximately 900 to 33,000 square feet, with an average size of approximately 7,800 square feet. DMG’s clinics range in size from approximately 1,000 to 192,000 square feet, with an average size of approximately 10,400 square feet. Our international leases generally range from one to ten years.
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
Item 3.        Legal Proceedings.

The information required by this Part I, Item 3 is incorporated herein by reference to the information set forth under the caption “Contingencies” in Note 17 to the consolidated financial statements included in this report.
Item 4.        Mine Safety Disclosures.
Not applicable.

PART II
Item 5.        Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is traded on the New York Stock Exchange under the symbol DVA. The closing price of our common stock on January 31, 2019 was $56.13 per share. According to Computershare, our registrar and transfer agent, as of January 31, 2019, there were 8,843 holders of record of our common stock. We have not declared or paid cash dividends to holders of our common stock since 1994. We have no current plans to pay cash dividends and we are restricted from paying dividends under the terms of our senior secured credit facilities and the indentures governing our senior notes. See “Liquidity and capital resources” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to the consolidated financial statements.
Stock Repurchases
We repurchased a total of 16,844,067 shares for $1,154 million, or an average price of $68.48, during the year ended December 31, 2018. No repurchases were made during the fourth quarter of 2018.
The following tables summarizes our repurchases of our common stock during 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1 - March 31, 2018	4,197,304	$71.09	4,197,304	$820.7
April 1 - June 30, 2018	7,797,712	$65.60	7,797,712	$309.2
July 1 - September 30, 2018	4,849,051	$70.86	4,849,051	$1,355.6
October 1 - December 31, 2018	—	$—	—	$1,355.6
Total	16,844,067	$68.48	16,844,067
On July 11, 2018 our Board of Directors approved an additional share repurchase authorization in the amount of $1,390 million. This share repurchase authorization was in addition to the $110 million remaining at that time under our Board of Directors’ prior share repurchase authorization approved in October 2017. We are authorized to make purchases from time to time in the open market or in privately negotiated transactions, including without limitations, through accelerated share repurchase transactions, derivative transactions, tender offers, Rule 10b5-1 plans or any combination of the foregoing, depending upon market conditions and other considerations.
During the quarter ended December 31, 2018, we did not repurchase any shares of our common stock. As of February 22, 2019, we have a total of $1,356 million remaining in Board authorizations available for share repurchases under our repurchase programs. Although these share repurchase authorizations have no expiration dates, we are subject to share repurchase limitations under the terms of our senior secured credit facilities and the indentures governing our senior notes.

Item 6.        Selected Financial Data.
The following financial and operating data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements filed as part of this report. The following table presents selected consolidated financial and operating data for the periods indicated.

	Year ended December 31,
	2018	2017	2016	2015	2014
	(in thousands, except share data)
Income statement data:
Net revenues(1)	$11,404,851	$10,876,634	$10,707,467	$9,982,245	$9,312,049
Operating expenses and charges(2)	9,879,027	9,063,879	8,677,757	8,845,479	7,711,891
Operating income	1,525,824	1,812,755	2,029,710	1,136,766	1,600,158
Debt expense	(487,435)	(430,634)	(414,116)	(408,380)	(410,223)
Debt refinancing and redemption charges	—	—	—	(48,072)	(97,548)
Other income, net	10,089	17,665	7,511	8,073	1,935
Income from continuing operations before income taxes	1,048,478	1,399,786	1,623,105	688,387	1,094,322
Income tax expense(3)	258,400	323,859	431,761	207,510	366,894
Net income from continuing operations	790,078	1,075,927	1,191,344	480,877	727,428
Net (loss) income from discontinued operations, net of tax(4)	(457,038)	(245,372)	(158,262)	(53,467)	135,902
Net income	333,040	830,555	1,033,082	427,410	863,330
Less: Net income attributable to noncontrolling interests	(173,646)	(166,937)	(153,208)	(157,678)	(140,216)
Net income attributable to DaVita Inc.	$159,394	$663,618	$879,874	$269,732	$723,114
Basic income from continuing operations per share attributable to DaVita Inc.(5)	$3.66	$4.78	$5.12	$1.53	$2.77
Diluted income from continuing operations per share attributable to DaVita Inc.(5)	$3.62	$4.71	$5.04	$1.49	$2.71
Weighted average shares outstanding:(5)
Basic	170,785,999	188,625,559	201,641,173	211,867,714	212,301,827
Diluted	172,364,581	191,348,533	204,904,656	216,251,807	216,927,681
Balance sheet data:
Working capital(6)	$3,532,998	$5,703,181	$1,283,784	$2,104,143	$1,547,518
Total assets(6)	$19,110,252	$18,974,536	$18,755,776	$18,524,224	$17,624,137
Long-term debt(6)	$8,172,847	$9,158,018	$8,944,676	$12,972,282	$8,298,624
Total DaVita Inc. shareholders' equity(5)	$3,703,442	$4,690,029	$4,648,047	$4,870,781	$5,170,513

(1)
On January 1, 2018, we adopted Revenue from Contracts with Customers (Topic 606) using the cumulative effect method for those contracts that were not substantially completed as of January 1, 2018. Results related to performance obligations satisfied beginning on and after January 1, 2018 are presented under Topic 606, while results related to the satisfaction of performance obligations in prior periods continue to be reported in accordance with our historical accounting under Revenue Recognition (Topic 605). See Notes 1 and 2 of the consolidated financial statements for disclosure on our adoption of Topic 606.

(2)
Operating expenses and charges in 2018 included a net gain on changes in ownership interests of $60,603; other asset impairment charges of $17,338 and restructuring charges of $11,366 related to our pharmacy business; an equity investment loss due to the sale of India in our APAC JV of $8,715; an equity investment loss related to impairments at our APAC JV of $7,525; and a goodwill impairment charge of $3,106. Operating expenses and charges for 2017 included goodwill impairment charges of $34,696 related to our vascular access reporting unit; an equity investment loss of $6,293 for goodwill impairments at our APAC JV; an impairment of $280,066 on our investment in the APAC JV; an asset impairment of $15,168 related to the restructuring of our pharmacy business; restructuring charges in our international business of $2,700; a net gain on settlement of $529,504; and a gain adjustment on the 2016 ownership change of our APAC JV of $6,273. Operating expenses and charges in 2016 included goodwill impairment charges of $28,415 related to our vascular access reporting unit; an impairment of an investment of $14,993; an estimated gain on the ownership change of our APAC JV of $374,374; and estimated accruals for certain legal matters of $15,770. Operating expenses and charges for 2015 included a settlement charge of $495,000 related to a private civil suit; goodwill impairment charges of $4,066 related to our international business; and an estimated accrual for certain legal matters of $22,530. Operating expenses and charges in 2014 included an additional $17,000 loss contingency accrual related to the settlement of the 2010 and 2011 U.S. Attorney physician relationship investigations.

(3)	Tax expense for 2017 included a net tax benefit of $251,510 related to U.S. tax legislation passed in December 2017.

(4)
In December 2017, we entered into an equity purchase agreement to sell our DMG division to Collaborative Care Holdings, LLC (Optum), a subsidiary of UnitedHealth Group Inc. As a result of this pending transaction, the DMG business has been classified as held for sale and its results of operations are reported as net (loss) income from discontinued operations, net of tax for all periods presented. Net (loss) income from discontinued operations, net of tax, in 2018 included a $468,005 charge on our DMG business which included a $316,840 valuation adjustment, a $41,537 goodwill impairment charge and $109,628 in related tax expense on this held for sale business based on an updated assessment of fair value, as well as a gain on changes in ownership interests of $25,096. Net (loss) income from discontinued operations, net of tax, in 2017 includes estimated goodwill impairment charges of $651,659 related to certain DMG reporting units, a net tax benefit of $163,555 due to a remeasurement of deferred taxes resulting from DMG's reclassification to held for sale; a non-cash gain associated with our Magan acquisition of $17,129; restructuring charges of $9,569; and a reduction in estimated accruals for legal matters of $14,700. Net (loss) income from discontinued operations, net of tax, in 2016 included goodwill impairment charges of $253,000 related to certain DMG reporting units; a gain related to the partial sale of our interest in Tandigm of $40,280; a loss on the DMG Arizona sale of $10,489; an adjustment to reduce receivables associated with the DMG acquisition escrow provision relating to income tax items of $30,934; and estimated accruals for legal matters of $16,000. Net (loss) income from discontinued operations, net of tax, in 2015 included estimated goodwill and other intangible asset impairment charges of $206,169 related to certain DMG reporting units.

(5)
Share repurchases consisted of 16,844,067 shares of common stock for $1,153,511 in 2018, 12,966,672 shares of common stock for $810,949 in 2017, 16,649,090 shares of common stock for $1,072,377 in 2016, and 7,779,958 shares of common stock for $575,380 in 2015. No repurchases of common stock were made in 2014. Shares issued in connection with stock awards were 371,347 in 2018, 514,091 in 2017, 1,011,328 in 2016, 1,479,217 in 2015, and 2,179,766 in 2014.

(6)
In 2015, we retrospectively adopted ASU 2015-03 related to simplification of debt issuance costs as well as ASU 2015-17 related to classification of deferred taxes. All periods prior to 2015 have been recast to conform to the revised presentation.

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-looking statements
This Annual Report on Form 10-K, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that are forward-looking statements within the meaning of the federal securities laws. All statements that do not concern historical facts are forward-looking statements and include, among other things, statements about our expectations, beliefs, intentions and/or strategies for the future. These forward-looking statements may include statements regarding our future operations, financial condition and prospects, such as expectations for treatment growth rates, revenue per treatment, expense growth, levels of the provision for uncollectible accounts receivable, operating income, cash flow, operating cash flow, earnings per share, estimated tax rates, estimated charges and accruals, capital expenditures, the development of new dialysis centers and dialysis center acquisitions, government and commercial payment rates, revenue estimating risk, the impact of our level of indebtedness on our financial performance, our stock repurchase program, our advocacy costs, and the pending DMG sale transaction. These statements involve substantial known and unknown risks and uncertainties that could cause our actual results to differ materially from those described in the forward-looking statements, including risks resulting from the concentration of profits generated by higher-paying commercial payor plans for which there is continued downward pressure on average realized payment rates, and a reduction in the number of patients under such plans, including as a result of restrictions or prohibitions on the use and/or availability of charitable premium assistance, which may result in the loss of revenues or patients, or our making incorrect assumptions about how our patients will respond to any change in financial assistance from charitable organizations; the extent to which the ongoing implementation of healthcare exchanges or changes in or new legislation, regulations or guidance, or enforcement thereof, including among other things those regarding the exchanges, results in a reduction in reimbursement rates for our services from and/or the number of patients enrolled in higher-paying commercial plans; a reduction in government payment rates under the Medicare End Stage Renal Disease program or other government-based programs; the impact of the Medicare Advantage benchmark structure; risks arising from potential and proposed federal and/or state legislation, regulation or ballot or other initiatives, including healthcare-related and labor-related legislation, regulation or ballot or other initiatives; the impact of the changing political environment and related developments on the current health care marketplace and on our business, including with respect to the future of the Affordable Care Act, the exchanges and many other core aspects of the current health care marketplace; uncertainties related to the impact of federal tax reform legislation; changes in pharmaceutical practice patterns, reimbursement and payment policies and processes, or pharmaceutical pricing, including with respect to calcimimetics; legal compliance risks, such as our continued compliance with complex government regulations and the provisions of our current Corporate Integrity Agreement (CIA) and current or potential investigations by various government entities and related government or private party proceedings, and restrictions on our business and operations required by our CIA and other current or potential settlement terms and the financial impact thereof and our ability to recover any losses related to such legal matters from third parties; continued increased competition from dialysis providers and others, and other potential marketplace changes; our ability to reduce administrative expenses while maintaining targeted levels of service and operating performance, including our ability to achieve anticipated savings from our recent restructurings; our ability to maintain contracts with physician medical directors, changing affiliation models for physicians, and the emergence of new models of care introduced by the government or private sector that may erode our patient base and reimbursement rates, such as accountable care organizations (ACOs), independent practice associations (IPAs) and integrated delivery systems; our ability to complete acquisitions, mergers or dispositions that we might announce or be considering, on terms favorable to us or at all, or to integrate and successfully operate any business we may acquire or have acquired, or to successfully expand our operations and services in markets outside the United States, or to businesses outside of dialysis; noncompliance by us or our business associates with any privacy laws or any security breach by us or a third party involving the misappropriation, loss or other unauthorized use or disclosure of confidential information; the variability of our cash flows; the risk that we may not be able to generate sufficient cash in the future to service our indebtedness or to fund our other liquidity needs, and the risk that we may not be able to refinance our indebtedness as it becomes due, on terms favorable to us or at all; factors that may impact our ability to repurchase stock under our stock repurchase program and the timing of any such stock repurchases, including market conditions, the price of our common stock, our cash flow position, borrowing capacity and leverage ratios, and legal, regulatory and contractual requirements; the risk that we might invest material amounts of capital and incur significant costs in connection with the growth and development of our international operations, yet we might not be able to consistently operate them profitably anytime soon, if at all; risks arising from the use of accounting estimates, judgments and interpretations in our financial statements; impairment of our goodwill, investments or other assets; the risks and uncertainties associated with the timing, conditions and receipt of regulatory approvals and satisfaction of other closing conditions of the DMG sale transaction and continued disruption in connection with the DMG sale transaction making it more difficult to maintain business and operational relationships; risks and uncertainties related to our ability to complete the DMG sale transaction on the timetable expected, and on the terms set forth in the equity purchase agreement or at all; uncertainties related to our liquidity following the close of the DMG sale transaction and our planned subsequent entry into new external financing arrangements, which may be less than we anticipate; uncertainties related to our use of the proceeds from the DMG sale transaction and other available funds, including external financing and cash flow from operations, which may be used in ways that may not improve our results of operations or enhance the value of our common stock; risks related to certain contractual restrictions on the conduct of DMG's business while the DMG sale transaction is pending; the risk that we may recognize additional valuation adjustments or goodwill impairment related to DMG; the risk that laws regulating the corporate practice of medicine could restrict the manner in which DMG conducts its business; the risk that the cost of providing services under DMG’s agreements may exceed our compensation; the risk that any reductions in reimbursement rates, including Medicare Advantage rates, and future regulations may negatively impact DMG’s business, revenue and profitability; the risk that DMG may not be able to successfully establish a presence in new geographic regions or successfully address competitive threats that could reduce its profitability; the risk that a disruption in DMG’s healthcare provider networks could have an adverse effect on DMG’s business operations and profitability; the risk that reductions in the quality ratings of health plans DMG serves or healthcare services that DMG provides could have an adverse effect on DMG’s business; the risk that health plans that acquire health maintenance organizations may not be willing to contract with DMG or may be willing to contract only on less favorable terms; and the other risk factors set forth in Part I, Item 1A. of this Annual Report on Form 10-K. We base our forward-looking statements on information currently available to us, and we undertake no obligation to update or revise any forward-looking statements, whether as a result of changes in underlying factors, new information, future events or otherwise.
The following should be read in conjunction with our consolidated financial statements.

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
In December 2017, we entered into an equity purchase agreement to sell our DMG division to Optum, a subsidiary of UnitedHealth Group Inc., subject to receipt of required regulatory approvals and other customary closing conditions. As a result, the DMG business has been classified as held for sale and its results of operations are reported as discontinued operations for all periods presented and DMG is not included in our Management's Discussion and Analysis below.
Our overall financial performance in 2018 benefited from the administration of calcimimetics, increased treatment volume from acquired and non-acquired growth in both our U.S. dialysis and related lab services and our international businesses, and a corresponding increase in revenue. This was offset by increases in labor costs, benefit costs due to the implementation of a 401(k) matching program, pharmaceutical costs due to the administration of calcimimetics, other center related costs and advocacy costs to counter certain union policy initiatives.
Some of our major accomplishments and financial operating performance indicators in 2018 and year over year were as follows:

•
improved key clinical outcomes in our U.S. dialysis operations, including that we were an industry leader for the sixth consecutive year in CMS’ Quality Incentive Program and for the last five years under the CMS Five-Star Quality Rating system;

•
consolidated net revenue growth of 4.9%, which included 10.4% net revenue growth in our U.S. dialysis segment, an increase of $20 in average dialysis net patient service revenue per treatment and international revenue growth of 36%, partially offset by a decrease in revenue of 41% in our U.S. ancillary services and strategic initiatives segment due to the restructuring of DaVita Rx;

•	solid performance in our normalized non-acquired U.S. dialysis treatment growth of 3.2%, which contributed to an increase of approximately 4.1% in the overall number of U.S. dialysis treatments;

•	a net increase of 154 U.S. dialysis centers and a net increase of 4 international dialysis centers;

•	an increase in the overall number of patients we serve of approximately 2.5% in the U.S. and 9.3% internationally in 2018;

•	repurchased 16,844,067 shares of our common stock for $1.2 billion;

•
Proposition 8, a California state-wide ballot initiative that sought to limit the amount of revenue dialysis providers could retain from caring for patients with commercial insurance, was defeated in California; and

•	consolidated operating cash flows of $1.8 billion, or $1.5 billion from continuing operations.
We believe we will face challenges in 2019 similar to those we faced in 2018. We expect to see an increase in dialysis treatment volume and expect U.S. dialysis revenue per treatment to be up slightly from 2018. We expect revenue per treatment to be favorably impacted by an increase in Medicare ESRD rates of approximately 1.2%, offset by anticipated downward pressure on commercial payor rates due to a shift of out-of-network patients to in-network. We expect patient care costs to increase due to inflation and a tight labor market and do not foresee an opportunity to fully offset these pressures with productivity or pharmaceutical cost improvements. In addition, we expect to continue to incur advocacy costs in connection with union policy initiatives, such as AB 290 in California and other potential ballot or other legislative initiatives. As a result of expected costs continuing to outpace our expected revenue increases, we anticipate that margins will continue to experience pressure. We remain committed to our plans for international expansion in certain regions, which will continue to require investment.

Following is a summary of our consolidated operating results for reference in the discussion that follows.

	Year ended December 31,
	2018		2017		2016
	(dollars in millions)
Revenues(1):
Dialysis and related lab patient service revenues	$10,710		$10,094		$9,727
Less: Provision for uncollectible accounts	(50)		(485)		(431)
Net dialysis and related lab patient service revenues	10,660		9,608		9,296
Other revenues	744		1,268		1,411
Total consolidated revenues	11,405	100%	10,877	100%	10,707	100%
Operating expenses and charges:
Patient care costs	8,196	72%	7,640	70%	7,432	69%
General and administrative	1,135	10%	1,064	10%	1,073	10%
Depreciation and amortization	591	5%	560	5%	509	5%
Provision for uncollectible accounts	(7)	—%	(7)	—%	12	—%
Equity investment loss (income)	4	—%	9	—%	(17)	—%
Investment and other asset impairments	17	—%	295	3%	15	—%
Goodwill impairment charges	3	—%	36	—%	28	—%
Gain on changes in ownership interests	(61)	(1)%	(6)	—%	(374)	(3)%
Gain on settlement, net	—	—%	(527)	(5)%	—	—%
Total operating expenses and charges	9,879	87%	9,064	83%	8,678	81%
Operating income	$1,526	13%	$1,813	17%	$2,030	19%
Certain columns, rows or percentages may not sum or recalculate due to the use of rounded numbers.

(1)
On January 1, 2018, we adopted Revenue from Contracts with Customers (Topic 606) using the cumulative effect method for those contracts that were not substantially completed as of January 1, 2018. Results related to performance obligations satisfied beginning on and after January 1, 2018 are presented under Topic 606, while results related to the satisfaction of performance obligations in prior periods continue to be reported in accordance with our historical accounting under Revenue Recognition (Topic 605). See Notes 1 and 2 of the consolidated financial statements for further discussion of our adoption of Topic 606.

The following table summarizes our consolidated revenues among our reportable segments:

	Year ended December 31,
	2018	2017	2016
	(dollars in millions)
Revenues(1):
U.S. dialysis and related lab patient service revenues	$10,367	$9,822	$9,551
Provision for uncollectible accounts	(51)	(482)	(430)
U.S. dialysis and related lab net patient service revenues	10,316	9,340	9,121
Other revenues	20	20	17
Total net U.S. dialysis and related lab services revenues	10,336	9,360	9,138
Other-ancillary services and strategic initiatives other revenues	759	1,273	1,420
Other-ancillary services and strategic initiatives patient service revenues, net	437	323	202
Total net other-ancillary services and strategic initiatives revenues	1,196	1,596	1,621
Total net segment revenues	11,532	10,956	10,759
Elimination of intersegment revenues	(127)	(80)	(52)
Consolidated revenues	$11,405	$10,877	$10,707
Certain columns, rows or percentages may not sum or recalculate due to the use of rounded numbers.

(1)
On January 1, 2018, we adopted Revenue from Contracts with Customers (Topic 606) using the cumulative effect method for those contracts that were not substantially completed as of January 1, 2018. Results related to performance obligations satisfied beginning on and after January 1, 2018 are presented under Topic 606, while results related to the satisfaction of performance obligations in prior periods continue to be reported in accordance with our historical accounting under Revenue Recognition (Topic 605). See Notes 1 and 2 of the consolidated financial statements for further discussion of our adoption of Topic 606.
The following table summarizes our consolidated operating income and adjusted consolidated operating income:

	Year ended December 31,
	2018	2017	2016
	(dollars in millions)
Operating income (loss):
U.S. dialysis and related lab services	$1,710	$2,297	$1,777
Other — ancillary services and strategic initiatives	(94)	(439)	267
Corporate administrative support	(90)	(45)	(14)
Operating income	$1,526	$1,813	$2,030
Reconciliation of non-GAAP measure:
Operating expenses:
Goodwill impairment charges	$3	$35	$28
Impairment of assets	17	15	—
Impairment of investment	—	280	15
Gain on changes in ownership interests, net	(61)	(6)	(374)
Gain on settlement, net	—	(527)	—
Equity investment loss (income):
Loss due to business sale in APAC JV	9	—	—
Loss due to impairments in APAC JV	8	6	—
Loss related to restructuring charges	—	1	—
Income related to gain on settlement	—	(3)	—
General and administrative expenses:
Restructuring charges	11	2	—
Accruals for legal matters	—	—	16
Adjusted operating income(1)	$1,513	$1,616	$1,715
Certain columns, rows or percentages may not sum or recalculate due to the use of rounded numbers.

(1)
For the periods presented in the table above adjusted operating income is defined as operating income before certain items which we do not believe are indicative of ordinary results, including goodwill impairment charges, investment and other asset impairments, restructuring charges, a net settlement gain, net gain (loss) on changes in ownership interests and estimated accruals for certain legal matters. Adjusted operating income as so defined is a non-GAAP measure and is not intended as a substitute for GAAP operating income. We have presented these adjusted amounts because management believes that these presentations enhance a user’s understanding of our normal consolidated operating income by excluding certain items which we do not believe are indicative of our ordinary results of operations. As a result, adjusting for these amounts allows for comparison to our normalized prior period results.

Consolidated revenues
Consolidated revenues for 2018 increased by approximately $528 million, or 4.9%, from 2017. This increase in consolidated revenues was due to an increase in U.S. dialysis and related lab services revenues of approximately $976 million, principally due to the administration of calcimimetics, an increase in Medicare bad debt revenue, and volume growth from additional treatments in 2018, as discussed below. Revenue for 2018 was negatively impacted by a decrease of approximately $400 million from 2017 in our ancillary services and strategic initiatives driven primarily from decreases in revenue from our pharmacy business due to changes in reimbursement for calcimimetics, as well as restructuring of our pharmacy business, partially offset by an increase in revenues from expansion in our international business and an increase in revenues in DaVita IKC, as described below.
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
Consolidated revenues for 2017 increased by approximately $170 million, or 1.6%, from 2016. This increase in consolidated revenues was due to an increase in U.S. dialysis and related lab services revenues of approximately $222 million, principally resulting from solid volume growth from additional treatments, partially offset by a decrease of approximately $5 in average dialysis net patient service revenue per treatment and by one less treatment day in 2017, as discussed below. Revenue for 2017 was negatively impacted by a decrease of approximately $25 million from 2016 in our ancillary services and strategic initiatives driven primarily from decreases in revenue from our pharmacy business, partially offset by an increase in revenues from expansion in our international business and increases in DaVita IKC revenues, as described below.
Consolidated operating income
Consolidated operating income of $1.526 billion for 2018, which included a net gain on changes in ownership interests of $61 million, other asset impairment charges of $17 million and restructuring charges of $11 million related to our pharmacy business, an equity investment loss due to the sale of our India business in our APAC JV of $9 million, an equity investment loss related to impairments at our APAC JV of $8 million and a goodwill impairment charge of $3 million, as discussed below, decreased by $287 million as compared to 2017, which included goodwill impairment charges of $35 million related to our vascular access reporting unit, an equity investment loss of $6 million for goodwill impairments at our APAC JV, an impairment of $280 million on our investment in the APAC JV, an asset impairment of $15 million related to the restructuring of our pharmacy business, restructuring charges in our international business of $3 million, a net gain on settlement of $530 million, and a gain adjustment on the 2016 ownership change of our APAC JV of $6 million. Excluding these items from their respective periods, adjusted consolidated operating income for 2018 decreased by approximately $103 million as compared to 2017 due to a decrease in adjusted operating income in U.S. dialysis and related lab services of $86 million, an increase in expenses in our corporate administrative support of $45 million, partially offset by a decrease in adjusted operating losses in our ancillary and strategic initiatives of $29 million, as described below.
Consolidated operating income of $1.813 billion for 2017, which included goodwill impairment charges of $35 million related to our vascular access reporting unit, an equity investment loss of $6 million for goodwill impairments at our APAC JV, an impairment of $280 million on our investment in the APAC JV, an asset impairment of $15 million related to the restructuring of our pharmacy business, restructuring charges in our international business of $3 million, a net gain on settlement of $530 million, and a gain adjustment on the 2016 ownership change of our APAC JV of $6 million, as discussed below, decreased by approximately $217 million from 2016, which included goodwill impairment charges of $28 million, an investment impairment of $15 million, an estimated gain on the ownership change of our APAC JV of $374 million and estimated accruals for legal matters of $16 million. Excluding these items from their respective periods, adjusted consolidated operating income for 2017 decreased by approximately $99 million due to an increase in adjusted operating losses in our ancillary and strategic initiatives of $59 million, an increase in expenses in our corporate administrative support of $31 million, and a decrease in adjusted operating income in U.S. dialysis and related lab services of $9 million, as described below.
U.S. dialysis and related lab services business
Our U.S. dialysis and related lab services business is a leading provider of kidney dialysis services through a network of 2,664 outpatient dialysis centers which we own and manage through management services agreements, in 46 states and the District of Columbia, serving a total of approximately 202,700 patients. We also provide acute inpatient dialysis services in approximately 900 hospitals. We estimate that we have approximately a 37% share of the U.S. dialysis market based upon the number of patients we serve. In 2018, our overall network of U.S. outpatient dialysis centers increased by 154 dialysis centers, primarily as a result of opening new dialysis centers and from acquisitions of existing dialysis centers. The overall number of patients that we serve in the U.S. increased by approximately 2.5% in 2018 as compared to 2017.
The stated mission of our U.S. dialysis and related lab services business is to be the provider, partner and employer of choice. We believe our attention to these three stakeholders—our patients, our business partners, and our teammates—represents a major driver of our long-term performance, although we are subject to the impact of external factors such as government policy, physician practice patterns, commercial payor payment rates and the mix of commercial and government patients, as further described in Item 1A Risk Factors. Two principal non-financial metrics we track are quality clinical outcomes and teammate turnover. We have developed our own composite index for measuring improvements in our clinical outcomes, which we refer to as the DaVita Quality Index. Our key measures for clinical outcomes have improved over each of the past several years. In addition, our patient mortality percentages have decreased from 19.0% in 2001 to 14.0% in 2017. For the sixth year in a row, we were an industry leader in QIP standards and for the last five years, we have been a leader under the

CMS Five-Star Quality Rating system. Over the last two years our clinical teammate turnover has increased slightly due to increased competition for skilled clinical personnel. We will continue to focus on these three stakeholders and our clinical outcomes as we believe these are fundamental long-term value drivers.
We believe our national scale and commitment to our patients, among other things, allows us to provide industry-leading quality care with superior clinical outcomes that attracts patients, referring physicians, and qualified medical directors to our network, which in turn provides our dialysis patient base with a large number of outpatient dialysis centers to choose from with convenient locations and access to a full range of other integrated services, which in turn provides us the ability to effectively and efficiently manage a patient’s care and certain costs.
The following graph summarizes our U.S. dialysis patient services revenues by modality for the year ended December 31, 2018:
Approximately 90% of our 2018 consolidated revenues were derived directly from our U.S. dialysis and related lab services business. Approximately 79% of our 2018 dialysis patient services revenues were derived from outpatient hemodialysis services in our 2,630 consolidated U.S. dialysis centers. Other dialysis services, which are operationally integrated with our dialysis operations, are peritoneal dialysis, home-based hemodialysis, hospital inpatient hemodialysis and management and administrative services provided to dialysis centers in which we own a noncontrolling interest or which are wholly owned by third parties. These services collectively accounted for the balance of our 2018 U.S. dialysis and related lab services revenues.
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
Based on the most recent 2018 annual data report from the USRDS, the U.S. ESRD dialysis patient population has grown at an approximate compound rate of 3.8% from 2000 to 2016. The ESRD dialysis patient base has been a relatively stable and growing factor; however, more recent preliminary data from the USRDS suggest that the rate of growth of the ESRD patient population may be declining.
We believe our ability to maintain a stable or growing share of the U.S. dialysis patient base is influenced by the quality of our clinical care, which can lead to reduced patient mortality rates, as described above, our patient, medical director and physician retention, as well as our ability to open and acquire new dialysis centers, among other things. If we experience significant patient attrition as a result of new business activities, new technology or other forms of competition, reduced prevalence of ESRD or other reductions in demand for dialysis treatments, it could have a material adverse effect on our business, results of operations, financial condition and cash flows. For further discussion regarding the competitive pressures we face and related risks, see the risk factor in Item 1A Risk Factors under the heading “If we are unable to compete successfully, including implementing our growth strategy and/or retaining our physicians and patients, it could materially adversely affect our business, results of operations, financial condition and cash flows.”
Our average U.S. dialysis and related lab services net patient service revenue per treatment can be significantly impacted by several major factors, including our commercial payment rates; government payment policies regarding reimbursement amounts for dialysis treatments covered under Medicare’s bundled payment rate system, including our ability to capture certain patient characteristics; and changes in the mix of government and commercial patients and the number of commercial patients that are either covered under commercial contracts or are out-of-network.
Government dialysis-related payment rates in the U.S. are principally determined by federal Medicare and state Medicaid policy. For further discussion of government reimbursement and the Medicare ESRD bundled payment system, including QIP, see the discussion in Item 1. Business under the heading “Kidney Care Division-Sources of revenue-concentrations and risks.”  For a discussion of operational, clinical and financial risks and uncertainties that we face in connection with the Medicare ESRD bundled payment system, see the risk factor in Item 1A. Risk Factors under the heading “Changes in the structure of and payment rates under the Medicare ESRD program could have a material adverse effect on our business, results of operations, financial condition and cash flows.”
The CMS Innovation Center is currently working with various healthcare providers to develop, refine and implement ACOs and other innovative models of care for Medicare and Medicaid beneficiaries.  We are uncertain of the extent to which the long-term operation and evolution of these models of care, including ACOs, the CEC Model (which includes the development of ESCOs), the Duals Demonstration and other models, will impact the healthcare market over time. We are currently participating in the CEC Model with the Innovation Center in certain geographies, and our U.S. dialysis business may choose to participate in additional models either as a partner with other providers or independently. Even in areas where we are not directly participating in these or other Innovation Center models, some of our patients may be assigned to an ACO, another ESRD Care Model or another program, in which case the quality and cost of care that we furnish will be included in an ACO’s, another ESRD Care Model’s or other program’s calculations. In addition to the aforementioned new models of care, federal bipartisan legislation in the form of the PATIENTS Act has been proposed. The PATIENTS Act builds on prior coordinated care models, such as the CEC Model, and would establish a demonstration program for the provision of integrated care to Medicare ESRD patients. We have made and continue to make investments in building our integrated care capabilities, but there can be no assurances that initiatives such as the PATIENTS Act or similar legislation will be passed. If such legislation is passed, there can be no assurances that we will be able to successfully provide integrated care on the broader scale contemplated by this legislation.
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
Dialysis payment rates from commercial payors vary and a major portion of our commercial rates are set at contracted amounts with payors and are subject to intense negotiation pressure. As discussed above, our commercial payment rates also include payments for out-of-network patients that on average are higher than our in-network commercial contract rates. Some of our commercial contracts pay us a single bundled payment rate for all dialysis services provided to covered patients. However, some of our commercial contracts also pay us for certain other services and pharmaceuticals in addition to the bundled payment. We are continuously in the process of negotiating agreements with our commercial payors, and if our negotiations result in overall commercial contract payment rate reductions in excess of our commercial contract payment rate increases, or if commercial payors implement plans that restrict access to coverage or the duration or breadth of benefits or impose restrictions or limitations on patient access to non-contracted or out-of-network providers, it could have a material adverse effect on our business, results of operations, financial condition and cash flows. In addition, if there is an increase in job losses in the U.S., or depending upon changes to the healthcare regulatory system by CMS and/or the impact of healthcare insurance exchanges, we could experience a decrease in the number of patients covered under commercial insurance plans and/or an increase in uninsured or underinsured patients. Patients with commercial insurance who cannot otherwise maintain coverage frequently rely on financial assistance from charitable organizations, such as the American Kidney Fund. If these patients are unable to obtain or continue to receive or receive for a limited duration such financial assistance, or if our assumptions about how patients will respond to any change in such financial assistance are incorrect, it could have a material adverse effect on our business, results of operations, financial condition and cash flows. For further details, see the risk factor in Item 1A Risk Factors under the heading “If patients in commercial plans are subject to restriction in plan designs or the average rates that commercial payors pay us decline significantly, it would have a material adverse effect on our business, results of operations, financial condition and cash flows.”
Our operating performance with respect to dialysis services billing and collection can also be a significant factor in the average U.S. dialysis and related lab services net patient service revenue per treatment we recognize and are able to collect. For example, as payors change their systems and requirements, such as changes to what is included in the bundled payment from Medicare, we could experience a negative impact to our cash collection performance, which would affect our average U.S. dialysis and related lab services net patient service revenue per treatment.
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
Our annual average U.S. dialysis and related lab services net patient service revenue per treatment was approximately $350, $330 and $336 for 2018, 2017 and 2016, respectively. In 2018, our average U.S. dialysis and related lab services net patient service revenue per treatment increased by approximately $20 per treatment primarily related to the administration of calcimimetics, as discussed above, as well as an increase in Medicare bad debt revenue due to a policy election made under the new revenue recognition accounting standards. In 2017, our average U.S. dialysis and related lab services net patient service revenue per treatment decreased by approximately $5 per treatment due to a decrease in our commercial treatment volume, a decline in our commercial payor mix, including exchange patients, and an increase in our provision for uncollectible accounts.
We anticipate that we will continue to experience increases in our operating costs in 2019 that may outpace any net Medicare rate increases that we may receive, which could significantly impact our operating results. In particular, we expect to continue experiencing increases in operating costs that are subject to inflation, such as labor and supply costs, including increases in maintenance costs, regardless of whether there is a compensating inflation-based increase in Medicare payment rates or in payments under the ESRD bundled payment rate system. We also expect to continue to incur capital expenditures to improve, renovate and maintain our facilities, equipment and information technology to meet changing regulatory requirements.
The principal drivers of our U.S. dialysis and related lab services patient care costs are clinical hours per treatment, labor rates, vendor pricing of pharmaceuticals, utilization levels of pharmaceuticals, business infrastructure costs, which include the operating costs of our dialysis centers, and certain professional fees. However, other cost categories can also present significant cost variability, such as employee benefit costs, payroll taxes, insurance costs and medical supply costs. In addition, proposed ballot initiatives or referendums, legislation, regulations or policy changes could cause us to incur substantial costs to challenge and prepare for and, if implemented, impose additional requirements on our operations, including increases in the required staffing levels or staffing ratios for clinical personnel, minimum transition times between treatments, limits on how much patients may be charged for care, limitations as to the amount that can be spent on certain medical costs, and limitations on the amount of revenue that providers can retain. Changes such as these could materially reduce our revenues and increase our operating expenses and impact our ability to staff our clinics to any new, elevated staffing levels, in particular given the ongoing nationwide shortage of healthcare workers, especially nurses.
Our average clinical hours per treatment increased in 2018 compared to 2017. We are always striving for improved productivity levels, however, changes in federal and state policies or regulatory billing requirements can lead to increased labor costs in order to implement these new requirements, which can adversely impact our ability to achieve optimal productivity levels. In addition, improvements in the U.S. economy have stimulated additional competition for skilled clinical personnel resulting in slightly higher teammate turnover in 2018, which we believe negatively affected productivity levels. In 2018 and 2017, we experienced an increase in our clinical labor rates of approximately 3.0% and 4.0%, respectively, consistent with general industry trends, mainly due to the high demand for and nationwide shortage of skilled clinical personnel, along with general inflation increases. In 2018, we experienced an increase in benefit costs due to the implementation of a 401(k) matching program that went into effect January 1, 2018. We also continue to experience increases in the infrastructure and operating costs of our dialysis centers, primarily due to the number of new dialysis centers opened, and general increases in rent, utilities and repairs and maintenance. In 2018, we continued to implement certain cost control initiatives to manage our overall operating costs, including labor productivity.
Our U.S. dialysis and related lab services general and administrative expenses represented 8.1% of our U.S. dialysis and related lab services revenues in both 2018 and 2017. Increases in general and administrative expenses over the last several years were primarily related to strengthening our dialysis business by improving our regulatory compliance and other operational processes, responding to certain legal and compliance matters, professional fees associated with enhancing our information technology systems and more recent costs to counter union policy efforts. We expect that these levels of general and administrative expenses will continue in 2019 and could possibly increase as we seek out new business opportunities within the dialysis industry and continue to invest in improving our information technology infrastructure and maintaining the level of support required for our regulatory compliance and legal matters.
Results of Operations
The following table reflects the results of operations for our U.S. dialysis and related lab services business:

	Year ended December 31,
	2018	2017	2016
	(dollars in millions, except treatment data)
Revenues:(1)
U.S. dialysis and related lab patient service revenues	$10,367	$9,822	$9,551
Provision for uncollectible accounts	(51)	(482)	(430)
U.S. dialysis and related lab net patient service revenues	10,316	9,340	9,121
Other revenues	20	20	17
Total U.S. dialysis and related lab net services revenues	10,336	9,360	9,138
Operating expenses and charges:
Patient care costs	7,280	6,334	6,145
General and administrative	836	760	751
Depreciation and amortization	559	521	483
Equity investment income	(20)	(25)	(18)
Gain on changes in ownership interests	(28)	—	—
Gain on settlement	—	(527)	—
Total operating expenses and charges	8,626	7,063	7,361
Operating income	$1,710	$2,297	$1,777
Reconciliation of non-GAAP measures:
Gain on changes in ownership interests	(28)	—	—
Gain on settlement, net	—	(527)	—
Equity investment income related to gain on settlement	—	(3)	—
Adjusted operating income(2)	$1,682	$1,768	$1,777
Dialysis treatments	29,435,304	28,271,113	27,162,545
Average dialysis treatments per treatment day	94,073	90,468	86,532
Average U.S. dialysis and related lab services net patient service revenue per treatment	$350.47	$330.38	$335.81
Certain columns, rows or percentages may not sum or recalculate due to the use of rounded numbers.

(1)
On January 1, 2018, we adopted Revenue from Contracts with Customers (Topic 606) using the cumulative effect method for those contracts that were not substantially completed as of January 1, 2018. Results related to performance obligations satisfied beginning on and after January 1, 2018 are presented under Topic 606, while results related to the satisfaction of performance obligations in prior periods continue to be reported in accordance with our historical accounting under Revenue Recognition (Topic 605). See Notes 1 and 2 of the consolidated financial statements for further discussion of our adoption of Topic 606.

(2)
For the periods presented in the table above, adjusted operating income is defined as operating income before certain items which we do not believe are indicative of ordinary results, including a non-cash gain on changes in ownership interests and a net settlement gain. Adjusted operating income as so defined is a non-GAAP measure and is not intended as a substitute for GAAP operating income. We have presented these adjusted amounts because management believes that these presentations enhance a user’s understanding of our normal consolidated operating income by excluding certain items which we do not believe are indicative of our ordinary results of operations. As a result, adjusting for these amounts allows for comparison to our normalized prior period results.

Revenues
U.S. dialysis and related lab services revenues for 2018 increased by approximately $976 million, or 10.4%, from 2017. This increase in revenues was primarily driven by an increase of approximately $20 in average dialysis net patient service revenue per treatment due to the administration of calcimimetics, as discussed above, an increase in Medicare bad debt revenue of $36 million due to a policy election made under the new revenue recognition accounting standards and volume growth from additional treatments of approximately 4.1% due to an increase in acquired and non-acquired treatments.
U.S. dialysis and related lab services revenues for 2017 increased by approximately $222 million, or 2.4%, from 2016. This increase in revenues was primarily driven by solid volume growth from additional treatments of approximately 4.1% due to an increase in acquired and non-acquired treatments, including the acquisition of Renal Ventures. U.S. dialysis and related lab services’ revenues was negatively impacted by approximately one less treatment day in 2017 as compared to 2016, and a decrease in the average dialysis net patient service revenue per treatment of approximately $5, primarily due to a decrease in our commercial payor mix, including exchange patients. In addition, our provision for uncollectible accounts increased by $52 million in 2017.
The following table summarizes our U.S. dialysis and related lab patient services revenues by source:

	2018	2017	2016
Medicare and Medicare-assigned plans	59%	56%	58%
Medicaid and managed Medicaid plans	6	7	3
Other government-based programs	4	4	2
Total government-based programs	69	67	63
Commercial (including hospital dialysis services)	31	33	37
Total U.S. dialysis and related lab services revenues	100%	100%	100%
Approximately 69% of our total U.S. dialysis and related lab patient services revenues for the year ended December 31, 2018 were from government-based programs, principally Medicare, Medicaid, Medicare-assigned and managed Medicaid plans, representing approximately 89.6% of our total patients. Over the last year, we have seen a decline in the growth of our commercial patients, which has been outpaced by the growth of our government-based patients. Less than 1% of our U.S. dialysis and related lab services revenues are due directly from patients. There is no single commercial payor that accounted for more than 10% of total U.S. dialysis and related lab services revenues for the year ended December 31, 2018.
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
Nearly all of our net earnings from our U.S. dialysis and related lab services are derived from commercial payors, some of which pay at established contract rates and others of which pay negotiated payment rates based on an established fee schedule for out-of-network patients, which are typically higher than commercial contracted rates. If we experience an overall net reduction in our contracted and non-contracted commercial payment rates as a result of negotiations, restrictions or changes to the healthcare regulatory system, including the potential impact of healthcare insurance exchanges, it could have a material adverse effect on our business, results of operations, financial condition and cash flows.
Operating expenses and charges
Patient care costs. U.S. dialysis and related lab services patient care costs are those costs directly associated with operating and supporting our dialysis centers and consist principally of labor, benefits, pharmaceuticals, medical supplies and other operating costs of the dialysis centers. U.S. dialysis and related lab services patient care costs on a per treatment basis were $247 and $224 for 2018 and 2017, respectively. The $23 increase in per treatment costs in 2018 as compared to 2017 was primarily related to the administration of calcimimetics, an increase in labor and benefits costs due to an increase in teammate headcount and the transition to the 401(k) matching program, as described above, as well as an increase in other direct operating expenses associated with our dialysis centers. These increases were partially offset by a decrease in other pharmaceutical costs.
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
General and administrative expenses. U.S. dialysis and related lab services general and administrative expenses in 2018 increased by approximately $76 million as compared to 2017. This increase was primarily due to increases in advocacy costs, benefit costs related to the 401(k) matching program that began in 2018, occupancy costs and consulting fees, partially offset by a decrease in labor costs. The increase in advocacy spending was primarily due to our efforts to oppose certain legislative and ballot initiatives.
U.S. dialysis and related lab services general and administrative expenses in 2017 increased by approximately $9 million as compared to 2016. This increase was primarily due to an increase in our labor and benefit costs and occupancy costs, partially offset by a decrease in long-term incentive compensation, profit sharing and travel expenses.
Depreciation and amortization. U.S. dialysis and related lab services depreciation and amortization expenses increased by approximately $38 million for both 2018 as compared to 2017 and 2017 as compared to 2016. The increases were primarily due to growth through new dialysis center developments and acquisitions, as well as additional informational technology initiatives.
Gain on changes in ownership interests, net. During 2018 we acquired a controlling interest in a previously nonconsolidated dialysis partnership. As a result of this transaction, we consolidated this partnership and recognized a non-cash gain of $28 million on our previously held ownership interest in the partnership.
Gain on settlement, net. During 2017, we reached an agreement with the government for amounts owed to us for dialysis services provided from 2005 through 2011 to patients covered by the Department of Veterans Affairs (VA). As a result of this settlement we recognized a one-time net gain of $527 million as well as equity investment income of $3 million for our share of the settlement recognized by our nonconsolidated joint ventures. As such, the total effect of this settlement on our operating income was an increase of $530 million.
Equity investment income. Equity investment income was approximately $20 million, $25 million and $18 million in 2018, 2017 and 2016, respectively. The decrease in equity investment income in 2018 as compared to 2017 was primarily due to our receipt in 2017 of equity investment income related to the VA settlement of $3 million. The increase in equity investment income in 2017 compared to 2016 was primarily due to the increase in the number of our nonconsolidated dialysis joint ventures and an increase in profitability at some of these joint ventures.
Segment operating income
U.S. dialysis and related lab services operating income for 2018, which includes a gain on ownership changes of $28 million, decreased by approximately $587 million as compared to 2017, which includes a net gain on the VA settlement of $530 million. Excluding these items from their respective periods, U.S. dialysis and related lab services adjusted operating income decreased by approximately $86 million from 2017. This decrease in adjusted operating income was primarily due to an increase in labor and benefits costs, an increase in other direct operating expenses and increases in advocacy costs, occupancy costs and consulting fees, as described above. This decrease was partially offset by a net increase related to the administration of calcimimetics and additional treatment growth, as described above.
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
Other—Ancillary services and strategic initiatives business
Our other operations include ancillary services and strategic initiatives which are primarily aligned with our core business of providing dialysis services to our network of patients. As of December 31, 2018, these consisted primarily of disease management services, vascular access services, clinical research programs, physician services, ESRD seamless care organizations, and comprehensive care as well as our international operations. These ancillary services and strategic initiatives, including our international operations and our pharmacy business, generated approximately $1.196 billion of revenues in 2018, representing approximately 10% of our consolidated revenues. If any of our ancillary services or strategic initiatives, such as our international operations, are unsuccessful, it would have a negative impact on our business, results of operations, financial condition and cash flows, and we may determine to exit that line of business, which could result in significant termination costs. In addition, we may incur a material write-off or an impairment of our investment, including goodwill, in one or more of our ancillary services or strategic initiatives. In that regard, we have incurred, and may in the future incur, impairment and restructuring charges in addition to those incurred by our pharmacy business, described below.
Recent changes in the oral pharmacy space, including reimbursement rate pressures, have negatively affected the economics of our pharmacy services business. As a result, we have transitioned the customer service and fulfillment functions of this business to third parties and have ceased our distribution operation, which will result in a decline in revenues and costs. In 2018, we recognized restructuring charges of $11 million and other asset impairment charges of $17 million related to our pharmacy services business.
We expect to add additional service offerings to our business and pursue additional strategic initiatives in the future as circumstances warrant, which could include healthcare services not related to dialysis. In addition, in connection with our previously announced capital allocation strategy, in 2019 we plan to continue our evaluation of strategic alternatives for various assets in our portfolio. In the second quarter of 2018, we sold Paladina Health (described below), our direct primary care business, as a result of the implementation of this strategy.
As of December 31, 2018, our international dialysis operations provided dialysis and administrative services through a network of 241 outpatient dialysis centers located in nine countries outside of the U.S. The total revenues generated from our international operations, as reflected below, were approximately 4% of our 2018 consolidated revenues.

The following table reflects the results of operations for the ancillary services and strategic initiatives:

	Year ended December 31,
	2018	2017	2016
	(dollars in millions)
U.S. revenues:(1)
Other revenues	$749	$1,268	$1,413
Total	749	1,268	1,413
International revenues:(1)
Net dialysis patient service revenues	437	323	202
Other revenues	10	5	6
Total	447	328	208
Total net revenues:(1)	1,196	1,596	1,621
Operating expenses and charges:
Operating and other general expenses	1,302	1,711	1,686
Goodwill impairment	3	36	28
Investment and other asset impairments	17	295	15
Gain on changes in ownership changes, net	(32)	(6)	(374)
Total operating expenses and charges	1,290	2,036	1,355
Total ancillary services and strategic initiatives operating (loss) income	$(94)	$(439)	$267

U.S. operating loss	$(70)	$(110)	$(65)
Reconciliation of non-GAAP:
Restructuring charges	11	—	—
Gain on changes in ownership interests, net	(34)	—	—
Goodwill impairment	—	35	28
Impairment of assets	17	15	—
Accruals for legal matters	—	—	16
Adjusted operating loss(2)	$(75)	$(60)	$(21)

International operating (loss) income	$(23)	$(329)	$332
Reconciliation of non-GAAP:
Goodwill impairment	3	—	—
Impairment of investment	—	280	15
Loss (gain) on changes in ownership interests, net	1	(6)	(374)
Equity investment loss:
Loss due to business sale in APAC JV	9	—	—
Loss due to impairments in APAC JV	8	6	—
Loss related to restructuring charges	—	1	—
Restructuring charges	—	2	—
Adjusted operating loss(2)	$(3)	$(46)	$(27)
Total adjusted ancillary services and strategic initiatives loss(2)	$(78)	$(107)	$(48)
Certain columns, rows or percentages may not sum or recalculate due to the use of rounded numbers.

(1)
On January 1, 2018, we adopted Revenue from Contracts with Customers (Topic 606) using the cumulative effect method for those contracts that were not substantially completed as of January 1, 2018. Results related to performance obligations satisfied beginning on and after January 1, 2018 are presented under Topic 606, while results related to the satisfaction of performance obligations in prior periods continue to be reported in accordance with our historical accounting under Revenue Recognition (Topic 605). See Notes 1 and 2 of the consolidated financial statements for further discussion of our adoption of Topic 606.

(2)
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

Revenues
Ancillary services and strategic initiatives revenues for 2018 decreased by approximately $400 million, or 25.1%, as compared to 2017. This decrease was primarily due to a decline in volume in our pharmacy business due to changes in calcimimetics reimbursement, as well as the restructuring of our pharmacy business, as discussed above, a decrease in our shared savings revenue from our ESCO joint ventures and a decrease in revenue related to the sale of our direct primary care business in the second quarter of 2018. These decreases were partially offset by an increase in revenues from our international expansion due to acquired and non-acquired growth and an increase in DaVita IKC revenues from special needs plans.
Ancillary services and strategic initiatives revenues for 2017 decreased by approximately $25 million, or 1.5%, as compared to 2016. This decrease was primarily related to a decrease in volume in our pharmacy business, partially offset by an increase in pharmaceutical rates, an increase in DaVita IKC special needs plan revenues, an increase in shared savings revenue recognized by our ESCO joint ventures and an increase in revenues from expansions in our international business and other strategic initiatives.
Operating and general expenses
Ancillary services and strategic initiatives operating and general expenses for 2018, which included restructuring charges of $11 million related to our pharmacy business, an equity investment loss on the sale of our India business in our APAC JV of $9 million and an equity investment loss of $8 million related to impairments at our APAC JV, decreased by approximately $409 million compared to 2017, which included restructuring charges in our international business of $3 million and an equity investment loss of $6 million for goodwill impairments at our APAC JV. Excluding these items from their respective periods, ancillary services and strategic initiatives adjusted operating and general expenses decreased by $428 million compared to 2017. This decrease was primarily due to a decrease in pharmaceutical costs due to decreased volume related to the changes in calcimimetics reimbursement and restructuring at our pharmacy business, as discussed above, a decrease in expenses related to the sale of our direct primary care business and decreases in labor and benefit costs and professional fees. These decreases in operating expenses were partially offset by an increase in expenses associated with growth in our international operations, an increase in medical costs at DaVita IKC related to the cost of calcimimetics and an increase in members in our special needs plans.
Ancillary services and strategic initiatives operating and general expenses for 2017, which included restructuring charges in our international business of $3 million, as discussed below, and an equity investment loss of $6 million for goodwill impairments at our APAC JV, increased by approximately $25 million from 2016, which included an estimated accrual for certain legal matters of $16 million. Excluding these items from their respective periods, ancillary services and strategic initiatives adjusted operating and general expenses increased by $32 million. This increase in adjusted operating and general expenses was primarily related to an increase in medical costs at DaVita IKC, an increase in labor and benefits costs and additional expenses associated with our international dialysis growth, including losses from adverse changes in foreign exchange rates included in equity investment income, partially offset by a decrease in pharmaceutical costs due to decreased volume in our pharmacy services business.
Goodwill impairment charges. During the year ended December 31, 2018, we recognized a goodwill impairment charge of $3 million at our German other health operations, and during the year ended December 31, 2017, we recognized a goodwill impairment charge of $2 million at one of our international kidney care businesses.
During the years ended December 31, 2017 and December 31, 2016, we also recognized goodwill impairment charges of $35 million and $28 million, respectively, at our vascular access reporting unit. These charges resulted primarily from changes in future governmental reimbursement rates for this business and our then-evolving plans and expected ability to mitigate them. As of December 31, 2017, there was no goodwill remaining at our vascular access reporting unit.
Restructuring charges and other impairments. During the year ended December 31, 2018, we announced a plan to restructure our pharmacy business, as discussed above. As a result of this plan, we recognized restructuring charges of $11 million which are included in operating and other general expenses. We also recognized other asset impairment charges of $17 million and $15 million in 2018 and 2017, respectively, related to the restructuring of our pharmacy business.

During the year ended December 31, 2017, we recognized restructuring charges related to our international business of $2 million and recognized equity investment losses of $1 million related to restructuring charges at our APAC JV. These restructuring charges were related to a reorganization of our international general and administrative infrastructure at the global, regional and country level in order to improve efficiency.
During the year ended December 31, 2017, we recognized a non-cash other-than-temporary impairment charge of $280 million on our investment in the APAC JV. This charge resulted from changes in our expectations for the joint venture based on continuing market research and assessments by both us and DaVita Care Pte. Ltd. (the APAC JV) concerning the size of the addressable market available to the joint venture at attractive risk-adjusted returns. We estimated the fair value of our retained interest in the APAC JV with the assistance of an independent third party valuation firm based on information available to management as of December 31, 2017.
During the year ended December 31, 2016, we recognized an impairment of $15 million related to an investment in one of our international reporting units.
Gain on changes in ownership interests, net. We sold 100% of the stock of Paladina Health, our direct primary care business, effective June 1, 2018 and recognized a gain of approximately $34 million on this transaction. In addition, we recognized a loss of approximately $1 million related to the unwinding of an international business in the second quarter of 2018.
During the year ended December 31, 2017, we recognized a $6 million non-cash gain related to the 2016 formation of the APAC JV which resulted from a change in estimate for post-closing adjustments that were pending at the formation of this joint venture.
In 2016, we deconsolidated our Asia Pacific dialysis business and recognized an initial non-cash non-taxable estimated gain of $374 million on our retained investment in the APAC JV net of contingent obligations as a result of adjusting the carrying value of our retained interest in the APAC JV to our proportionate share of the estimated fair value of the business.
Segment operating (loss) income
Ancillary services and strategic initiatives operating results for 2018, which included a net gain on changes in ownership interests of $32 million, other asset impairment charges of $17 million and restructuring charges of $11 million related to our pharmacy business, an equity investment loss due to the sale of our India business in our APAC JV of $9 million, an equity investment loss related to impairments at our APAC JV of $8 million and a goodwill impairment charge of $3 million, increased by approximately $345 million from the same period in 2017, which included goodwill impairment charges of $35 million related to our vascular access reporting unit, an impairment of $280 million on our investment in the APAC JV, an asset impairment of $15 million related to the restructuring of our pharmacy business, an equity investment loss of $6 million related to goodwill impairments at our APAC JV, restructuring charges in our international business of $3 million, and an adjustment to the gain on the 2016 ownership change of our APAC JV of $6 million. Excluding these items from their respective periods, adjusted operating losses decreased by $29 million, primarily due to an improvement in our international business, an increase from DaVita IKC revenues from special needs plans, partially offset by a decrease in our shared savings revenue from our ESCO joint ventures, as described above.
Ancillary services and strategic initiatives operating results for 2017, which included goodwill impairment charges of $35 million related to our vascular access reporting unit, an impairment of $280 million on our investment in the APAC JV, an asset impairment of $15 million related to the restructuring of our pharmacy business, an equity investment loss of $6 million related to goodwill impairments at our APAC JV, restructuring charges in our international business of $3 million, and an adjustment to the gain on the 2016 ownership change of our APAC JV of $6 million, decreased by approximately $706 million from 2016, which included an estimated gain on the ownership change of our APAC JV of $374 million, goodwill impairment charges of $28 million at our vascular access reporting unit, estimated accruals for legal matters of $16 million and an investment impairment of $15 million. Excluding these items from their respective periods, adjusted operating losses increased by $59 million, primarily due to a decrease in revenues in our pharmacy services business, an increase in medical costs, higher labor and benefits costs, and additional expenses associated with our international operations, partially offset by an increase in DaVita IKC special needs plan revenues, an increase in shared savings revenue recognized by our ESCO joint ventures, an increase in revenues from expansion in our international business, and a decrease in pharmaceutical costs due to decreased volume in our pharmacy services business.

Corporate level charges
Debt expense. Debt expense for 2018, 2017, and 2016 consisted of interest expense of approximately $462 million, $407 million and $394 million, respectively, and amortization and accretion of debt discounts and premiums, amortization of deferred financing costs and amortization of interest rate cap agreements of approximately $26 million, $24 million, and $20 million, respectively. The increase in debt expense in 2018 as compared to 2017 was primarily due to an increase in our average interest rate and an increase in our average outstanding debt balance. Our overall weighted average effective interest rate in 2018 was 4.96% as compared to 4.70% in 2017.
The increase in debt expense in 2017 as compared to 2016 was primarily due to an increase in our average interest rate, partially offset by a decrease in our average outstanding debt balance. Our overall weighted average effective interest rate in 2017 was 4.70% as compared to 4.43% in 2016.
Corporate administrative support. Corporate administrative support consists primarily of labor, benefits and long-term incentive compensation expense, as well as professional fees for departments which provide support to all of our various operating lines of business. This is partially offset by internal management fees charged to our other lines of business for that support.
Corporate administrative support costs were approximately $90 million in 2018 and $45 million in 2017. Corporate administrative support costs increased $45 million due to an increase in long-term incentive compensation expense due to the adoption of a retirement policy for certain executive officers, as discussed below in "Long-term incentive compensation", as well as a reduction in internal management fees charged to our ancillary lines of business, partially offset by a decrease in legal fees.
Corporate administrative support costs were approximately $45 million in 2017 and $14 million in 2016. Corporate administrative support costs increased $31 million due to a decrease in internal management fees charged to our ancillary lines of business and increases in long-term incentive compensation expense and labor and benefits expenses, partially offset by decreases in professional fees and other general and administrative expenses.
Other income. Other income was approximately $10 million in 2018, $18 million in 2017 and $8 million in 2016, and consisted principally of interest income on cash and cash-equivalents and short- and long-term investments, other non-operating gains from investment transactions, and foreign currency transaction gains and losses. Other income in 2018 as compared to 2017 decreased approximately $8 million, primarily due to an increase of recognized losses on the sale and market valuation of investments and an increase in foreign currency transaction losses. Other income in 2017 as compared to 2016 increased approximately $10 million primarily due to a decrease in foreign currency transaction losses.
Provision for income taxes. The provision for income taxes for 2018, 2017 and 2016 represented an effective annualized tax rate of 24.6%, 23.1% and 26.6% of income from continuing operations, respectively. The 2018 effective tax rate is higher than the 2017 effective tax rate primarily due to the fact that the 2017 effective tax rate reflects a $252 million tax benefit recognized in 2017 related to the enactment of the Tax Cuts and Jobs Act in 2017 (“2017 Tax Act”). Excluding this item, our effective tax rate from continuing operations for 2017 was 41.1%. The decrease in our effective tax rate in 2018 compared to this adjusted effective income tax rate in 2017 of 41.1% was primarily driven by the lower corporate statutory tax rate of 21%, partially offset by an increase in certain items that are no longer deductible under the 2017 Tax Act. The effective tax rate in 2016 was lower than the 2017 adjusted effective tax rate of 41.1%, primarily due to the gain on the APAC JV ownership changes, partially offset by goodwill impairment charges, as discussed above. See Note 13 to the consolidated financial statements for further information.
Noncontrolling interests
Net income attributable to noncontrolling interests for 2018, 2017 and 2016 was approximately $174 million, $167 million and $153 million, respectively. The increase in noncontrolling interests in 2018 as compared to 2017 was primarily due to an increase in earnings at our DMG physician groups offset by a decrease in noncontrolling interests due to one-time items impacting 2017 including the impairment of our vascular access reporting unit, which reduced income to noncontrolling interests by $10 million, partially offset by the additional income to noncontrolling interests due to the net gain on the settlement with the VA of $24 million.
The increase in noncontrolling interests in 2017 as compared to 2016 was primarily due to additional income to noncontrolling interests related to the net gain on the settlement with the VA of $24 million, partially offset by the impairment of our vascular access reporting unit, which impacted income to noncontrolling interests by $10 million in 2017 and $8 million in 2016, for a net impact of $2 million.

The percentage of net U.S. dialysis and related lab services revenues generated from dialysis-related joint ventures was approximately 25% in 2018, 24% in 2017 and 23% in 2016.
Accounts receivable
Our consolidated accounts receivable balances at December 31, 2018 and December 31, 2017 were $1.859 billion and $1.715 billion, respectively, representing approximately 62 days and 57 days of revenue (DSO), respectively, net of the allowance for uncollectible accounts. The increase in consolidated DSO was primarily due to higher DSO at our international operations and the cessation of operations at our pharmacy business. Historically, our pharmacy business experienced relatively lower DSO than the rest of our business. Our DSO calculation is based on the current quarter’s average revenues per day. There were no significant changes during 2018 from 2017 in the amount of unreserved accounts receivable over one year old or the amounts pending approval from third-party payors.
As of December 31, 2018 and 2017, our net patient services accounts receivable balances more than six months old represents approximately 18% and 21% of our dialysis accounts receivable balances, respectively. The decrease was primarily due to collections at DaVita Health Solutions and in certain international operations. Substantially all revenue realized is from government and commercial payors, as discussed above. There were no significant unreserved balances over one year old. Less than 1% of our revenues are classified as patient pay.
Amounts pending approval from third-party payors associated with Medicare bad debt claims as of December 31, 2018 and 2017, other than the standard monthly billing, consisted of approximately $136 million and $104 million, respectively, and are classified as other receivables. A significant portion of our Medicare bad debt claims are typically paid to us before the Medicare fiscal intermediary audits the claims but are subject to adjustment based upon the actual results of these audits. Such audits typically occur one to four years after the claims are filed.
Liquidity and capital resources
Available liquidity. As of December 31, 2018, our Kidney Care cash balance was $323 million and Kidney Care also had approximately $3 million in short-term investments. As of December 31, 2018, our DMG cash balance was $415 million and DMG also had approximately $4 million in short-term investments. As of December 31, 2018, we had $175 million drawn on our $1.0 billion revolving line of credit under our senior secured credit facilities, in addition to the approximately $14 million committed for outstanding letters of credit. As of December 31, 2018, we also have approximately $23 million of additional outstanding letters of credit under a separate bilateral secured letter of credit facility and $0.2 million of committed outstanding letters of credit which are backed by a certificate of deposit.
Consolidated cash flows from operations during 2018 was $1.8 billion, of which $1.5 billion was from continuing operations, compared with consolidated cash flows from operations of $1.9 billion for 2017, of which $1.6 billion was from continuing operations. Consolidated cash flows decreased due to increases in DSO, cash interest payments, advocacy spend and the timing of other working capital items partially offset by a decrease in cash taxes. Cash flows from operations in 2018 included cash interest payments of approximately $489 million and cash tax payments of $93 million. Cash flows from operations in 2017 included cash interest payments of approximately $425 million and cash tax payments of $387 million.
Non-operating cash outflows in 2018 included $987 million for capital asset expenditures, including $528 million for new center developments and relocations and $459 million for maintenance and information technology. We also spent an additional $183 million for acquisitions. In addition, during 2018 we received $14 million associated with stock award exercises and other share issuances. We also made distributions to noncontrolling interests of $196 million and received contributions from noncontrolling interests of $52 million associated with new or existing joint ventures. We also repurchased a total of 16,844,067 shares of our common stock for $1.2 billion, or an average price of $68.48 per share, in 2018. In addition, we settled $8 million in share repurchases related to 2017. Our proceeds from the sale of self-developed properties in 2018 was $45 million.
Consolidated cash flows from operations during 2017 was $1.9 billion, of which $1.6 billion was from continuing operations, compared with cash flows from operations of $2.0 billion for 2016, of which $1.7 billion was from continuing operations. Consolidated cash flows declined due to an increase in DSO and the timing of other working capital items, partially offset by the payment received from the settlement with the VA, net of associated tax payments. Cash flows from operations in 2017 included cash interest payments of approximately $425 million and cash tax payments of $387 million. Cash flows from operations in 2016 included cash interest payments of approximately $407 million and cash tax payments of $339 million.
Non-operating cash outflows in 2017 included $905 million for capital asset expenditures, including $559 million for new center developments and relocations and $346 million for maintenance and information technology. We also spent an additional $804 million for acquisitions in 2017. In addition, during 2017 we received $21 million associated with stock award exercises and other share issuances. We also made distributions to noncontrolling interests of $211 million, which included $24 million related to the noncontrolling interest portion of the VA settlement gain, and received contributions from noncontrolling interests of $75 million associated with new or existing joint ventures. We also repurchased a total of 12,966,672 shares of our common stock for $811 million, or an average price of $62.54 per share, of which $8 million was unsettled at December 31, 2017. Our proceeds from the sale of self-developed properties in 2017 was $58 million.
During 2018, in the U.S. we opened 152 dialysis centers, acquired 18 dialysis centers, closed and merged eight dialysis centers, closed two dialysis centers, sold one dialysis center, and terminated management and administrative services agreements covering five dialysis centers. In addition, our international dialysis operations acquired 28 dialysis centers, developed three dialysis centers, and closed two dialysis centers. Our APAC JV also acquired two dialysis centers, closed five dialysis centers and sold 22 dialysis centers.
During 2018, our DMG business acquired one primary care physician practice and four private medical practices.
In December 2017, we entered into an equity purchase agreement to sell our DMG division to Optum, a subsidiary of UnitedHealth Group Inc., subject to receipt of required regulatory approvals and other customary closing conditions. On December 11, 2018, we entered into an amendment to the equity purchase agreement, which, among other things, reduced the purchase price for DMG from $4.900 billion to $4.340 billion.
During 2017, in the U.S. we opened 121 dialysis centers, acquired 66 dialysis centers, including dialysis centers associated with the acquisition of Renal Ventures, closed and merged ten dialysis centers, closed nine dialysis centers, divested six dialysis centers, deconsolidated seven dialysis centers which we continue to operate under management services agreements, and terminated two management services agreements. In addition, our international dialysis operations acquired 68 dialysis centers, opened eight dialysis centers, and closed one dialysis center. Our APAC JV acquired two dialysis centers, opened nine dialysis centers and closed three dialysis centers.
During 2017, our DMG business acquired four primary care physician practices, including the acquisition of Magan, seven private medical practices and one independent physician association.
During the year ended December 31, 2018, we made mandatory principal payments under our senior secured credit facilities totaling $100 million on Term Loan A and $35 million on Term Loan B. During the year ended December 31, 2017, we made mandatory principal payments under our senior secured credit facilities totaling $88 million on Term Loan A and $35 million on Term Loan B.
Interest rate cap agreements
As of December 31, 2018, we maintain several interest rate cap agreements that were entered into in October 2015 with notional amounts totaling $3.5 billion. These cap agreements became effective June 29, 2018, have the economic effect of capping the LIBOR variable component of our interest rate at a maximum of 3.50% on an equivalent amount of our debt, and expire on June 30, 2020. As of December 31, 2018, the total fair value of these cap agreements was an asset of approximately $0.9 million. During the year ended December 31, 2018, we recognized debt expense of $4.3 million from these cap agreements and recorded a loss of $0.2 million in other comprehensive income due to a decrease in the unrealized fair value of these cap agreements.
Previously, we maintained other interest rate cap agreements that were entered into in November 2014 with notional amounts also totaling $3.5 billion. These cap agreements had the economic effect of capping the LIBOR variable component of our interest rate at a maximum of 3.50% on an equivalent amount of our debt and expired on June 30, 2018. During the year ended 2018, we recognized debt expense of $4.1 million from these cap agreements and recorded an immaterial loss in other comprehensive income due to a decrease in the unrealized fair value of these cap agreements through expiration.
Other items
As of December 31, 2018, our Term Loan B debt bears interest at LIBOR plus an interest rate margin of 2.75%. Term Loan B is subject to an interest rate cap if LIBOR should rise above 3.50%. Term Loan A bears interest at LIBOR plus an interest rate margin of 2.00% and Term Loan A-2 bears interest at LIBOR plus an interest rate margin of 1.00%. The capped portion of Term Loan A if LIBOR should rise above 3.50% is $157.5 million. Both the uncapped portion of Term Loan A of $517.5 million and the entire balance of Term Loan A-2 are subject to the variability of LIBOR. Interest rates on our Senior Notes are fixed by their terms.

Our overall weighted average effective interest rate on the senior secured credit facilities at the end of 2018 was 5.11%, based upon the current margins in effect of 2.00% for Term Loan A, 1.00% for Term Loan A-2 and 2.75% for Term Loan B.
As of December 31, 2018, the interest rates were fixed on approximately 48% of our total debt, and were fixed and economically fixed, including via interest rate cap agreements, on approximately 82% of our total debt.
Our overall weighted average effective interest rate during the year ended December 31, 2018 was 4.96% and as of December 31, 2018 was 5.19%.
As of December 31, 2018, we had $175 million drawn on our $1.0 billion revolving line of credit under our senior secured credit facilities, in addition to approximately $14 million committed for outstanding letters of credit. As of December 31, 2018, we also have approximately $23 million of additional outstanding letters of credit under a separate bilateral secured letter of credit facility, and $0.2 million of committed outstanding letters of credit which are backed by a certificate of deposit.
We believe that our cash flow from operations and other sources of liquidity, including from amounts available under our existing credit facilities and anticipated debt refinancing, as well as proceeds from the anticipated sale of our DMG business if consummated, will be sufficient to fund our scheduled debt service under the terms of our debt agreements and other obligations for the foreseeable future, including the next 12 months. However, our primary recurrent sources of liquidity are cash from operations and cash from borrowings, which are subject to general, economic, financial, competitive, regulatory and other factors that are beyond our control, as described in Item 1A Risk Factors under the heading "The level of our current and future debt could have an adverse impact on our business and our ability to generate cash to service our indebtedness and for other intended purposes depends on many factors beyond our control."
Goodwill
We elected to early adopt ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, effective January 1, 2017. The amendments in this ASU simplify the test for goodwill impairment by eliminating the second step in the assessment. All goodwill impairment tests performed since adoption of this ASU were performed under this new guidance.
During the year ended December 31, 2018, we performed annual and other impairment assessments for various reporting units. As a result of these assessments, we recognized a goodwill impairment charge of $3 million at our German other health operations during the year ended December 31, 2018. We also recognized a goodwill impairment charge of $2 million at one of our international kidney care businesses during the year ended December 31, 2017.
During the years ended December 31, 2017 and December 31, 2016, we recognized goodwill impairment charges of $35 million and $28 million, respectively, at our vascular access reporting unit. These charges resulted primarily from changes in future governmental reimbursement rates for this business and our then-evolving plans and expected ability to mitigate them. As of December 31, 2017, there was no goodwill remaining at our vascular access reporting unit.
Based on our most recent assessments, we determined that reductions in reimbursement rates, changes in actual or expected growth rates, or other significant adverse changes in expected future cash flows or valuation assumptions could result in goodwill impairment charges in the future for the following reporting units, which remain at risk of goodwill impairment as of December 31, 2018:

Reporting unit	Goodwill balance as of December 31, 2018	Carrying amount coverage(1)	Sensitivities
			Operating income(2)	Discount rate(3)
	(in millions)
Germany Kidney Care	$403	0.5%	(1.5)%	(10.3)%
Brazil Kidney Care	$39	9.8%	(2.5)%	(7.3)%
Germany other health operations	$13	8.1%	(2.2)%	(11.1)%

(1)	Excess of estimated fair value of the reporting unit over its carrying amount as of the latest assessment date.

(2)	Potential impact on estimated fair value of a sustained, long-term reduction of 3% in operating income as of the latest assessment date.

(3)	Potential impact on estimated fair value of an increase in discount rates of 100 basis points as of the latest assessment date.
There were no major changes in the business, prospects, or expected future results of these reporting units from their latest assessment date through December 31, 2018.

Except as described above, none of our various other reporting units was considered at risk of significant goodwill impairment as of December 31, 2018. Since the dates of our last annual goodwill impairment tests, there have been certain developments, events, changes in operating performance and other changes in key circumstances that have affected our businesses. However, except as further described above, these did not cause management to believe it is more likely than not that the fair values of any of our reporting units would be less than their respective carrying amounts as of December 31, 2018.
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
Our stock-based compensation expense for stock-settled awards are measured at the estimated fair value of awards on the date of grant and recognized on a cumulative straight-line basis over the vesting terms of the awards unless the stock awards are based on non-market based performance metrics, in which case expense is adjusted for expected ultimate payouts as of the end of each reporting period. Stock-based compensation expense for cash-settled awards is based on the estimated fair values as of the end of each reporting period. The expense for all stock-based awards is recognized net of expected forfeitures.
During 2018, we granted 1,902,652 stock-settled stock appreciation rights with an aggregate grant-date fair value of $30.9 million and a weighted-average expected life of approximately 4.2 years and 1,101,388 stock units with an aggregate grant-date fair value of $72.9 million and a weighted-average expected life of approximately 3.3 years. We did not grant any cash-settled stock-based awards during 2018.
For the year ended December 31, 2018, long-term incentive compensation expense of $85.8 million increased by approximately $23.8 million as compared to 2017. This increase in long-term incentive compensation expense was primarily due to the adoption of a retirement policy (Rule of 65 policy). The Rule of 65 policy generally provides that Section 16 executive officers that are a minimum age of 55 with five years of continuous service with the Company receive certain benefits with respect to their outstanding equity awards upon a qualifying retirement if the sum of their age plus years of service is greater than or equal to 65. These benefits include accelerated vesting of restricted stock unit awards, continued vesting of stock-settled stock appreciation rights and performance stock unit awards and an exercise window from the original vest date through the original expiration date regardless of continued employment, with pro rata vesting for a Rule of 65 retirement within one year of the award grant date. The adoption of the Rule of 65 policy resulted in a $14.7 million modification charge and a net acceleration of expense of $9.7 million during the year ended December 31, 2018 that is included in the expense amounts reported above. Future equity awards to Rule of 65 eligible executives will be expensed over the period during which risk of forfeiture exists.
For the year ended December 31, 2017, long-term incentive compensation expense of $62.0 million decreased by approximately $3.0 million as compared to 2016. This decrease in long-term incentive compensation expense was primarily due to cumulative revaluation of liability-based awards for reductions in estimated ultimate payouts, as well as the final vesting of a prior broad grant that is no longer contributing expense.
As of December 31, 2018, there was $99.9 million in total estimated but unrecognized long-term incentive compensation expense for LTIP awards outstanding, including $88.6 million relating to stock-based awards under our equity compensation plans. We expect to recognize the performance-based cash component of this LTIP expense over a weighted average remaining period of 0.8 years and the stock-based component of this LTIP expense over a weighted average remaining period of 1.5 years.
For the years ended December 31, 2018, 2017 and 2016, we received $8.0 million, $13.5 million and $28.4 million, respectively, in actual tax benefits upon the exercise of stock awards. Since we issue stock-settled stock appreciation rights rather than stock options, we did not receive cash proceeds from stock option exercises during the years ended December 31, 2018, 2017 and 2016.
Stock repurchases
We repurchased a total of 16,844,067 shares for $1.2 billion, or an average price of $68.48, during the year ended December 31, 2018. We also repurchased a total of 12,966,672 shares for $811 million, or an average price of $62.54, during the year ended December 31, 2017 and a total of 16,649,090 shares for $1.1 billion, or an average price of $64.41, during the year ended December 31, 2016. Subsequent to December 31, 2018, we have not repurchased any shares of our common stock through February 22, 2019. We retired all shares held in treasury effective December 31, 2018 and December 31, 2017.
On July 11, 2018, our Board of Directors approved an additional share repurchase authorization in the amount of $1.4 billion. This share repurchase authorization was in addition to the $110 million remaining at that time under our Board of Directors' prior share repurchase authorization approved in October 2017. Accordingly, as of February 22, 2019, we have a total of $1.4 billion available under the current Board repurchase authorizations for additional share repurchases. Although these share repurchase authorizations do not have expiration dates, we remain subject to share repurchase limitations under the terms of our senior secured credit facilities and the indentures governing our senior notes.
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
We also have certain other potential commitments to provide operating capital to several dialysis centers that are wholly-owned by third parties or businesses in which we own a noncontrolling equity interest as well as to physician-owned vascular access clinics or medical practices that we operate under management and administrative services agreements.

The following is a summary of these contractual obligations and commitments as of December 31, 2018:

	1 year	2-3 years	4-5 years	After 5 years	Total
	(dollars in millions)
Scheduled payments under contractual obligations:
Long-term debt principal	$1,907	$3,345	$1,283	$3,336	$9,871
Interest payments on the senior notes	237	473	401	202	1,313
Interest payments on Term Loan B(1)	178	263	—	—	441
Interest payments on Term Loan A(2)	15	—	—	—	15
Interest payments on Term Loan A-2(2)	18	—	—	—	18
Kidney Care capital lease obligations	22	49	46	166	283
Kidney Care operating leases	483	895	745	1,590	3,714
DMG capital lease obligations	35	—	—	—	35
DMG operating leases	90	154	117	267	628
	$2,985	$5,179	$2,592	$5,561	$16,318
Potential cash requirements under other commitments:
Letters of credit	$37	$—	$—	$—	$37
Noncontrolling interests subject to put provisions	624	265	113	123	1,125
Non-owned and minority owned put provisions	2	—	456	—	458
Operating capital advances	1	2	1	1	5
Purchase commitments	304	571	251	—	1,126
	$968	$838	$821	$124	$2,751

(1)	Based upon current LIBOR-based interest rates in effect at December 31, 2018 plus an interest rate margin of 2.75% for Term Loan B.

(2)	Based upon current LIBOR-based interest rates in effect at December 31, 2018 plus an interest rate margin of 2.00% for Term Loan A and plus an interest rate margin of 1.00% for Term Loan A-2.
In addition to the commitments listed above, we have an agreement with Fresenius Medical Care (FMC) to purchase a certain amount of dialysis equipment, parts and supplies from FMC, which was extended through December 31, 2020. The actual amount of purchases in future years from FMC will depend upon a number of factors, including the operating requirements of our centers, the number of centers we acquire, and growth of our existing centers.
We also have an agreement with Baxter Healthcare Corporation (Baxter) that commits us to purchase a certain amount of peritoneal dialysis supplies at fixed prices through 2022.
In 2017, we entered into a Sourcing and Supply Agreement with Amgen USA Inc. (Amgen) that expires on December 31, 2022. Under the terms of this agreement, we will purchase EPO in amounts necessary to meet no less than 90% of our requirements for erythropoiesis stimulating agents (ESAs) through the expiration of the contract with Amgen. The actual amount of EPO that we will purchase will depend upon the amount of EPO administered during dialysis as prescribed by physicians and the overall number of patients that we serve.
Settlements of approximately $49 million of existing income tax liabilities for unrecognized tax benefits, including interest, penalties and other long-term tax liabilities, are excluded from the above table as reasonably reliable estimates of their timing cannot be made.
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

As of December 31, 2018, if these physician groups were not consolidated in our financial statements, our consolidated assets would have been approximately $18.578 billion and our consolidated other liabilities would have been approximately $3.571 billion. Our consolidated indebtedness would have remained approximately $10.154 billion since almost all of these physician groups are classified as held for sale and the remainder of them do not carry third party debt. For the year ended December 31, 2018, if these physician groups were not consolidated in our financial statements, our consolidated net income would have been reduced by approximately $30 million. Our consolidated total net revenues and consolidated operating income would have remained approximately $11.405 billion and $1.526 billion, respectively, since almost all of these physician groups are being reported as discontinued operations.
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
For the year ended December 31, 2018, excluding DMG's equity investment income attributable to CMGI, our consolidated net income would be decreased by approximately $92 thousand. See Note 29 to the consolidated financial statements for further details.
Contingencies
The information in Note 17 to the consolidated financial statements included in this report is incorporated by reference in response to this item.
Critical accounting policies, estimates and judgments
Our consolidated financial statements and accompanying notes are prepared in accordance with United States generally accepted accounting principles. These accounting principles require us to make estimates, judgments and assumptions that affect the reported amounts of revenues, expenses, assets, liabilities, contingencies and temporary equity. All significant estimates, judgments and assumptions are developed based on the best information available to us at the time made and are regularly reviewed and updated when necessary. Actual results will generally differ from these estimates, and such differences may be material. Changes in estimates are reflected in our financial statements in the period of change based upon on-going actual experience trends, or subsequent settlements and realizations depending on the nature and predictability of the estimates and contingencies. Interim changes in estimates are applied prospectively within annual periods. Certain accounting estimates, including those concerning revenue recognition and accounts receivable, impairments of goodwill and investments, accounting for income taxes, consolidation of variable interest entities, and fair value estimates are considered to be critical to evaluating and understanding our financial results because they involve inherently uncertain matters and their application requires the most difficult and complex judgments and estimates.
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

Commercial healthcare plans, including contracted managed-care payors, are billed at our usual and customary rates; however, revenue is recognized based on estimated net realizable revenue for the services provided. Net realizable revenue is estimated based on contractual terms for the patients covered under commercial healthcare plans with which we have formal agreements, non-contracted commercial healthcare plan coverage terms if known, estimated secondary collections, historical collection experience, historical trends of refunds and payor payment adjustments (retractions), inefficiencies in our billing and collection processes that can result in denied claims for payments, a slowdown in collections, a reduction in the amounts that we expect to collect and regulatory compliance issues. Determining applicable primary and secondary coverage for our approximately 202,700 U.S. dialysis patients at any point in time, together with the changes in patient coverages that occur each month, requires complex, resource-intensive processes. Collections, refunds and payor retractions typically continue to occur for up to three years or longer after services are provided.
We generally expect the range of our dialysis and related lab services revenues estimating risk to be within 1% of its revenue, which can represent as much as approximately 5% of dialysis and related lab services’ adjusted operating income. Changes in estimates are reflected in the then-current financial statements based on on-going actual experience trends, or subsequent settlements and realizations depending on the nature and predictability of the estimates and contingencies. Changes in revenue estimates for prior periods are separately disclosed and reported if material to the current reporting period and longer term trend analyses, and have not been significant.
Laboratory service revenues for current period dates of services are recognized at the estimated net realizable amounts to be received.
Impairments of goodwill and investments. We account for impairments of goodwill and equity method and other investments in accordance with the provisions of applicable accounting guidance. Goodwill is not amortized, but is assessed for impairment when changes in circumstances warrant and at least annually. An impairment charge is recorded when and to the extent a reporting unit's carrying amount is determined to exceed its estimated fair value. Equity method and other investments are assessed for other-than-temporary impairment when changes in circumstances warrant. An other-than-temporary impairment charge is recorded when the fair value of an investment has fallen below its carrying amount and the shortfall is expected to be indefinitely or permanently unrecoverable.
Such changes in circumstance can include, among others, changes in the legal environment, addressable market, business strategy, development or business plans, reimbursement structure, operating performance, future prospects, relationships with partners, and/or market value indications for the subject business. We use a variety of factors to assess changes in the financial condition, future prospects and other circumstances concerning the subject businesses and to estimate their fair value when applicable. Any change in the factors, assessments or assumptions involved could affect a determination of whether and when to assess goodwill or an investment for impairment as well as the outcome of such an assessment. These assessments and the related valuations can involve significant uncertainties and require significant judgment on various matters, some of which could be subject to reasonable disagreement.
Accounting for income taxes. Our income tax expense, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect management’s best assessment of estimated current and future taxes to be paid. We are subject to income taxes in the United States and numerous state and foreign jurisdictions, and changes in tax laws or regulations may be proposed or enacted that could adversely affect our overall tax liability. The actual impact of any such laws or regulations could be materially different from our current estimates.
Significant judgments and estimates are required in determining our consolidated income tax expense. Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, results of recent operations, and assumptions about the amount of future federal, state, and foreign pre-tax operating income adjusted for items that do not have tax consequences. The assumptions about future taxable income require significant judgments and are consistent with the plans and estimates we use to manage the underlying businesses. To the extent that recovery is not likely, a valuation allowance is established. The allowance is regularly reviewed and updated for changes in circumstances that would cause a change in judgment about the realizability of the related deferred tax assets.
Consolidation of variable interest entities. We rely on the operating activities of certain entities that we do not directly own or control, but over which we have indirect influence and of which we are considered the primary beneficiary. Under accounting guidance applicable to variable interest entities, we have determined that these entities are to be included in our consolidated financial statements. The analyses upon which these determinations rest are complex, involve uncertainties, and require judgment on various matters, some of which could be subject to reasonable disagreement. While these determinations have a meaningful effect on the description and classification of various amounts in our consolidated financial statements, non-consolidation of these entities would not have had a material effect on our results of operations.
Fair value estimates. The FASB defines fair value generally as the amount at which an asset (or liability) could be bought (or incurred) or sold (or settled) in a current transaction between willing parties, that is, other than in a forced or liquidation sale. It also defines fair value more specifically for most purposes as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.
We rely on fair value measurements and estimates for purposes that require the recording, reassessment, or adjustment of the carrying amounts of certain assets, liabilities and noncontrolling interests subject to put provisions (temporary equity). These purposes can include the accounting for business combination transactions; impairment assessments for goodwill, other intangible assets, and other long-lived assets; recurrent revaluation of investments in debt and equity securities, interest rate cap agreements or other derivative instruments, contingent earn-out obligations, and noncontrolling interests subject to put provisions; and the accounting for equity method and other investments and stock-based compensation, among others. The criticality of a particular fair value estimate to our consolidated financial statements depends upon the nature and size of the item being measured, the extent of uncertainties involved and the nature and magnitude or potential effect of assumptions and judgments required. Critical fair value estimates can involve significant uncertainties and require significant judgment on various matters, some of which could be subject to reasonable disagreement.
Significant new accounting standards
See Note 1 to the consolidated financial statements included in this report for information regarding certain recent financial accounting standards that have been issued by the FASB.
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.
Interest rate sensitivity
The tables below provide information about our financial instruments that are sensitive to changes in interest rates. The table below presents principal repayments and current weighted average interest rates on our debt obligations as of December 31, 2018. The variable rates presented reflect the weighted average LIBOR rates in effect for all debt tranches plus interest rate margins in effect as of December 31, 2018. The Term Loan A margin in effect at December 31, 2018 is 2.00%, and along with the revolving line of credit, is subject to adjustment depending upon changes in certain of our financial ratios, including a leverage ratio. Term Loan A-2 currently bears interest at LIBOR plus an interest rate margin of 1.00%. Term Loan B currently bears interest at LIBOR plus an interest rate margin of 2.75%.

	Expected maturity date					Thereafter	Total	Average interest rate	Fair value
	2019	2020	2021	2022	2023
	(dollars in millions)
Long term debt:
Fixed rate	$37	$34	$29	$1,279	$28	$3,494	$4,901	5.29%	$4,643
Variable rate	$1,892	$46	$3,285	$12	$10	$8	$5,253	5.11%	$5,259

	Notional amount	Contract maturity date					Receive variable	Fair value
		2019	2020	2021	2022	2023
		(dollars in millions)
Cap agreements	$3,500	$—	$3,500	$—	$—	$—	LIBOR above 3.5%	$0.9
On March 29, 2018, we entered into an Increase Joinder No. 1 (Increase Joinder Agreement) under our existing senior secured credit facilities. Pursuant to this Increase Joinder Agreement, we entered into an additional $995 million Term Loan A-2.
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
As of December 31, 2018, our Term Loan A bears interest at LIBOR plus an interest rate margin of 2.00%, our Term Loan A-2 bears interest at LIBOR plus an interest rate margin of 1.00%, and our Term Loan B bears interest at LIBOR plus an interest rate margin of 2.75%. LIBOR was greater than the 0.75% embedded LIBOR floor on Term Loan B, resulting in Term Loan B being subject to LIBOR-based interest rate volatility on the LIBOR variable component of our interest rate as of December 31, 2018. However, this LIBOR-based interest component is effectively limited to a maximum LIBOR rate of 3.50% on the outstanding principal debt on Term Loan B and on $157.5 million of Term Loan A as a result of the interest rate cap agreements, as described below. In addition, the uncapped portion of Term Loan A of $517.5 million and the entire balance of Term Loan A-2 are subject to the variability of LIBOR. See the table above for further details. Interest rates on our Senior Notes are fixed by their terms.
As of December 31, 2018, we maintain several interest rate cap agreements that were entered into in October 2015 with notional amounts totaling $3.5 billion. These cap agreements became effective June 29, 2018, have the economic effect of capping the LIBOR variable component of our interest rate at a maximum of 3.50% on an equivalent amount of our debt, and will expire on June 30, 2020. As of December 31, 2018, the total fair value of these cap agreements was an asset of approximately $0.9 million. During the year ended December 31, 2018, we recognized debt expense of $4.3 million from these cap agreements and recorded a loss of $0.2 million in other comprehensive income due to a decrease in the unrealized fair value of these cap agreements.
Previously, we maintained other interest rate cap agreements that were entered into in November 2014 with notional amounts also totaling $3.5 billion. These cap agreements had the economic effect of capping the LIBOR variable component of our interest rate at a maximum of 3.50% on an equivalent amount of our debt and expired on June 30, 2018. During the year ended 2018, we recognized debt expense of $4.1 million from these cap agreements and recorded an immaterial loss in other comprehensive income due to a decrease in the unrealized fair value of these cap agreements through expiration.
Our overall weighted average effective interest rate on the senior secured credit facilities at the end of 2018 was 5.11%, based upon the current margins in effect of 2.00% for Term Loan A, 1.00% for Term Loan A-2 and 2.75% for Term Loan B as of December 31, 2018.
Our overall weighted average effective interest rate during the year ended December 31, 2018 was 4.96% and as of December 31, 2018 was 5.19%.
As of December 31, 2018, we had $175 million drawn on our $1.0 billion revolving line of credit under our senior secured credit facilities, in addition to approximately $14.2 million committed for outstanding letters of credit. We also have approximately $22.6 million of additional outstanding letters of credit under a separate bilateral secured letter of credit facility, and $0.2 million of committed outstanding letters of credit which are backed by a certificate of deposit.
We believe that our cash flow from operations and other sources of liquidity, including from amounts available under our existing credit facilities and anticipated debt refinancing, as well as proceeds from the anticipated sale of our DMG business if consummated, will be sufficient to fund our scheduled debt service under the terms of our debt agreements and other obligations for the foreseeable future, including the next 12 months. Our primary sources of liquidity are cash from operations and cash from borrowings.
One means of assessing exposure to debt-related interest rate changes is a duration-based analysis that measures the potential loss in net income resulting from a hypothetical increase in interest rates of 100 basis points across all variable rate maturities (referred to as a parallel shift in the yield curve). Under this model, with all else constant, it is estimated that such an increase would have reduced net income by approximately $37.8 million, $27.6 million, and $11.6 million, net of tax, for the years ended December 31, 2018, 2017, and 2016, respectively.
Exchange rate sensitivity
While our business is predominantly conducted in the U.S. we have developing operations in nine other countries as well. For financial reporting purposes, the U.S. dollar is our reporting currency. However, the functional currencies of our operating businesses in other countries are typically those of the countries in which they operate. Therefore, changes in the rate of exchange between the U.S. dollar and the local currencies in which our international operations are conducted affect our results of operations and financial position as reported in our consolidated financial statements.

We have consolidated the balance sheets of our non-U.S. dollar denominated operations into U.S. dollars at the exchange rates prevailing at the balance sheet dates and have translated their revenues and expense at average exchange rates during each period. Additionally, our individual subsidiaries are exposed to transactional risks mainly resulting from intercompany transactions between and among subsidiaries with different functional currencies. This exposes the subsidiaries to fluctuations in the rate of exchange between the invoicing or obligation currencies and the currency in which their local operations are conducted.
We evaluate our exposure to foreign exchange risk through the judgment of our regional and corporate management teams. Through 2018, our international operations remained fairly small relative to the size of our consolidated financial statements, constituting less than 7% of our consolidated assets as of December 31, 2018 and approximately 4% of our consolidated net revenues for the year ended December 31, 2018. In addition, our foreign currency translation (losses) gains were less than approximately (3)%, 6%, and (2)% of our consolidated operating income for the years ended December 31, 2018, 2017 and 2016.
Given the still small size of our international operations, management does not consider our exposure to foreign exchange risk to be significant to the consolidated enterprise. As such, through December 31, 2018 we have not engaged in transactions to hedge the exposure of our international transactions or net investments to foreign currency risk. However, we may do so in the future.
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
Item 9B.    Other Information.
None.

PART III
Item 10.        Directors, Executive Officers and Corporate Governance.
We intend to disclose any amendments or waivers to the Code of Ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, on our website located at http://www.davita.com. In 2002, we adopted a Corporate Governance Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and to all of our financial accounting and legal professionals who are directly or indirectly involved in the preparation, reporting and fair presentation of our financial statements and Exchange Act reports. The Code of Ethics is posted on our website, located at http://www.davita.com. We also maintain a Corporate Code of Conduct that applies to all of our employees, officers and directors, which is posted on our website.
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
The other information required to be disclosed by this item will appear in, and is incorporated by reference from, the sections entitled “Proposal 1 Election of Directors”, “Corporate Governance”, and “Security Ownership of Certain Beneficial Owners and Management” included in our definitive proxy statement relating to our 2019 annual stockholder meeting.
Item 11.        Executive Compensation.
The information required by this item will appear in, and is incorporated by reference from, the sections entitled "Executive Compensation", "Pay Ratio Disclosure", "Compensation of Directors" and "Compensation Committee Interlocks and Insider Participation" included in our definitive proxy statement relating to our 2019 annual stockholder meeting. The information required by Item 407(e)(5) of Regulation S-K will appear in and is incorporated by reference from the section entitled “Compensation Committee Report” included in our definitive proxy statement relating to our 2019 annual stockholder meeting; however, this information shall not be deemed to be filed.
Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table provides information about our common stock that may be issued upon the exercise of stock-settled stock appreciation rights, restricted stock units and other rights under all of our existing equity compensation plans as of December 31, 2018, which consist of our 2011 Incentive Award Plan and our Employee Stock Purchase Plan. The material terms of these plans are described in Note 19 to the consolidated financial statements.

Plan category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))	Total of shares reflected in columns (a) and (c)
	(a)	(b)	(c)	(d)
Equity compensation plans approved by shareholders	8,155,501(1)	69.90(2)	29,818,042	37,973,543
Equity compensation plans not requiring shareholder approval	—	—	—	—
Total	8,155,501	$69.90	29,818,042	37,973,543

(1)	Includes 722,412 shares of common stock reserved for issuance in connection with performance share units and performance stock appreciation rights at the maximum number of shares issuable thereunder.

(2)	This weighted-average includes performance stock appreciation rights at 100% of target amount and excludes full value awards such as restricted stock units and performance share units.

Other information required to be disclosed by Item 12 will appear in, and is incorporated by reference from, the section entitled “Security Ownership of Certain Beneficial Owners and Management” included in our definitive proxy statement relating to our 2019 annual stockholder meeting.
Item 13.        Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will appear in, and is incorporated by reference from, the section entitled “Certain Relationships and Related Transactions” and the section entitled “Corporate Governance” included in our definitive proxy statement relating to our 2019 annual stockholder meeting.
Item 14.        Principal Accounting Fees and Services.
The information required by this item will appear in, and is incorporated by reference from, the section entitled “Proposal 2 Ratification of the Appointment of our Independent Registered Public Accounting Firm” included in our definitive proxy statement relating to our 2019 annual stockholder meeting.

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
Based upon our evaluation under the COSO framework, we have concluded that the Company’s internal control over financial reporting was effective as of December 31, 2018.
The Company’s independent registered public accounting firm, KPMG LLP, has issued an attestation report on the Company’s internal control over financial reporting, which report is included in this Annual Report.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
DaVita Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of DaVita Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes and financial statement Schedule II - Valuation and Qualifying Accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 22, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Notes 1 and 2 to the consolidated financial statements, the Company has changed its method of accounting for revenue recognition in 2018 due to the adoption of the Financial Accounting Standards Board’s Accounting Standards Codification Topic 606 Revenue from Contracts with Customers.
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
February 22, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
DaVita Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited DaVita Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes and financial statement Schedule II - Valuation and Qualifying Accounts (collectively, the consolidated financial statements), and our report dated February 22, 2019 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP

Seattle, Washington
February 22, 2019

DAVITA INC.
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)

	Year ended December 31,
	2018	2017	2016
Dialysis and related lab patient service revenues	$10,709,981	$10,093,670	$9,727,360
Provision for uncollectible accounts	(49,587)	(485,364)	(431,304)
Net dialysis and related lab patient service revenues	10,660,394	9,608,306	9,296,056
Other revenues	744,457	1,268,328	1,411,411
Total revenues	11,404,851	10,876,634	10,707,467
Operating expenses and charges:
Patient care costs and other costs	8,195,513	7,640,005	7,431,582
General and administrative	1,135,454	1,064,026	1,072,841
Depreciation and amortization	591,035	559,911	509,497
Provision for uncollectible accounts	(7,300)	(7,033)	11,677
Equity investment income	4,484	8,640	(16,874)
Investment and other asset impairments	17,338	295,234	14,993
Goodwill impairment charges	3,106	36,196	28,415
Gain on changes in ownership interest, net	(60,603)	(6,273)	(374,374)
Gain on settlement, net	—	(526,827)	—
Total operating expenses and charges	9,879,027	9,063,879	8,677,757
Operating income	1,525,824	1,812,755	2,029,710
Debt expense	(487,435)	(430,634)	(414,116)
Other income, net	10,089	17,665	7,511
Income from continuing operations before income taxes	1,048,478	1,399,786	1,623,105
Income tax expense	258,400	323,859	431,761
Net income from continuing operations	790,078	1,075,927	1,191,344
Net loss from discontinued operations, net of tax	(457,038)	(245,372)	(158,262)
Net income	333,040	830,555	1,033,082
Less: Net income attributable to noncontrolling interests	(173,646)	(166,937)	(153,208)
Net income attributable to DaVita Inc.	$159,394	$663,618	$879,874
Earnings per share attributable to DaVita Inc.:
Basic net income from continuing operations per share	$3.66	$4.78	$5.12
Basic net income per share	$0.93	$3.52	$4.36
Diluted net income from continuing operations per share	$3.62	$4.71	$5.04
Diluted net income per share	$0.92	$3.47	$4.29
Weighted average shares for earnings per share:
Basic	170,785,999	188,625,559	201,641,173
Diluted	172,364,581	191,348,533	204,904,656
Amounts attributable to DaVita Inc.:
Net income from continuing operations	$624,321	$901,277	$1,032,373
Net loss from discontinued operations	(464,927)	(237,659)	(152,499)
Net income attributable to DaVita Inc.	$159,394	$663,618	$879,874

See notes to consolidated financial statements.

DAVITA INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	Year ended December 31,
	2018	2017	2016
Net income	$333,040	$830,555	$1,033,082
Other comprehensive (loss) income:
Unrealized losses on interest rate cap and swap agreements, net:
Unrealized losses	(133)	(5,437)	(3,670)
Reclassification into net income	6,286	5,058	2,566
Unrealized gains (losses) on investments, net:
Unrealized losses	—	3,705	1,427
Reclassification into net income	—	(220)	(423)
Foreign currency translation adjustments:
Foreign currency translation adjustments	(45,944)	99,770	(39,614)
Reclassification into net income	—	—	10,087
Other comprehensive (loss) income	(39,791)	102,876	(29,627)
Total comprehensive income	293,249	933,431	1,003,455
Less: Comprehensive income attributable to noncontrolling interests	(173,646)	(166,935)	(153,398)
Comprehensive income attributable to DaVita Inc.	$119,603	$766,496	$850,057

See notes to consolidated financial statements.

DAVITA INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	December 31, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$323,038	$508,234
Restricted cash and equivalents	92,382	10,686
Short-term investments	2,935	32,830
Accounts receivable, net	1,858,608	1,714,750
Inventories	107,381	181,799
Other receivables	469,796	399,262
Prepaid and other current assets	111,840	112,058
Income tax receivable	68,614	49,440
Current assets held for sale, net	5,389,565	5,761,642
Total current assets	8,424,159	8,770,701
Property and equipment, net	3,393,669	3,149,213
Intangible assets, net	118,846	113,827
Equity method and other investments	224,611	245,534
Long-term investments	35,424	37,695
Other long-term assets	71,583	47,287
Goodwill	6,841,960	6,610,279
	$19,110,252	$18,974,536
LIABILITIES AND EQUITY
Accounts payable	$463,270	$509,116
Other liabilities	595,850	579,005
Accrued compensation and benefits	658,913	616,116
Current portion of long-term debt	1,929,369	178,213
Current liabilities held for sale	1,243,759	1,185,070
Total current liabilities	4,891,161	3,067,520
Long-term debt	8,172,847	9,158,018
Other long-term liabilities	450,669	365,325
Deferred income taxes	562,536	486,247
Total liabilities	14,077,213	13,077,110
Commitments and contingencies:
Noncontrolling interests subject to put provisions	1,124,641	1,011,360
Equity:
Preferred stock ($0.001 par value, 5,000,000 shares authorized; none issued)	—	—
Common stock ($0.001 par value, 450,000,000 shares authorized; 166,387,307 and 182,462,278 shares issued and outstanding, respectively)	166	182
Additional paid-in capital	995,006	1,042,899
Retained earnings	2,743,194	3,633,713
Accumulated other comprehensive (loss) income	(34,924)	13,235
Total DaVita Inc. shareholders' equity	3,703,442	4,690,029
Noncontrolling interests not subject to put provisions	204,956	196,037
Total equity	3,908,398	4,886,066
	$19,110,252	$18,974,536
See notes to consolidated financial statements.

DAVITA INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(dollars in thousands)

	Year ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$333,040	$830,555	$1,033,082
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	591,035	777,485	720,252
Impairment charges	61,981	981,589	296,408
Valuation adjustment on disposal group	316,840	—	—
Stock-based compensation expense	73,061	35,092	38,338
Deferred income taxes	273,660	(395,217)	52,010
Equity investment income, net	26,449	28,925	17,766
Gain on sales of business interests, net	(85,699)	(23,402)	(404,165)
Other non-cash charges, net	82,374	66,920	(7,343)
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivable	(81,176)	(156,305)	(152,240)
Inventories	73,505	(18,625)	22,920
Other receivables and other current assets	236,995	(111,432)	(45,351)
Other long-term assets	3,497	(11,945)	35,893
Accounts payable	(35,959)	26,876	11,897
Accrued compensation and benefits	84,165	(78,239)	68,272
Other current liabilities	(157,462)	1,908	176,494
Income taxes	(23,635)	(52,176)	77,376
Other long-term liabilities	(1,031)	11,157	30,517
Net cash provided by operating activities	1,771,640	1,913,166	1,972,126
Cash flows from investing activities:
Additions of property and equipment	(987,138)	(905,250)	(829,095)
Acquisitions	(183,156)	(803,879)	(563,856)
Proceeds from asset and business sales	150,205	92,336	64,725
Purchase of investments available for sale	(8,448)	(13,117)	(13,539)
Purchase of investments held-to-maturity	(5,963)	(228,990)	(1,133,192)
Proceeds from sale of investments available for sale	9,526	6,408	18,963
Proceeds from investments held-to-maturity	34,862	492,470	1,240,502
Purchase of equity investments	(19,177)	(4,816)	(27,096)
Proceeds from sale of equity investments	—	—	40,920
Distributions received on equity investments	3,646	106	—
Net cash used in investing activities	(1,005,643)	(1,364,732)	(1,201,668)
Cash flows from financing activities:
Borrowings	59,934,750	50,991,960	51,991,490
Payments on long-term debt and other financing costs	(59,239,973)	(50,837,112)	(52,116,120)
Purchase of treasury stock	(1,161,511)	(802,949)	(1,097,822)
Distributions to noncontrolling interests	(196,441)	(211,467)	(192,401)
Stock award exercises and other share issuances, net	13,577	21,252	23,543
Excess tax benefits from stock award exercises	—	—	13,251
Contributions from noncontrolling interests	52,311	74,552	47,590
Proceeds from sales of additional noncontrolling interests	15	2,864	—
Purchases of noncontrolling interests	(28,082)	(5,357)	(21,512)
Net cash used in financing activities	(625,354)	(766,257)	(1,351,981)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3,350)	254	4,276
Net increase (decrease) in cash, cash equivalents and restricted cash	137,293	(217,569)	(577,247)
Less: Net increase (decrease) in cash, cash equivalents and restricted cash from discontinued operations	240,793	(53,026)	(15,793)
Net decrease in cash, cash equivalents and restricted cash from continuing operations	(103,500)	(164,543)	(561,454)
Cash, cash equivalents and restricted cash of continuing operations at beginning of the year	518,920	683,463	1,244,917
Cash, cash equivalents and restricted cash of continuing operations at end of the year	$415,420	$518,920	$683,463
See notes to consolidated financial statements.

DAVITA INC.
CONSOLIDATED STATEMENTS OF EQUITY
(dollars and shares in thousands)

	Non-controlling interests subject to put provisions	DaVita Inc. Shareholders' Equity								Non-controlling interests not subject to put provisions
		Common stock		Additional paid-in capital	Retained earnings	Treasury stock		Accumulated other comprehensive income (loss)
		Shares	Amount			Shares	Amount		Total
Balance at December 31, 2015	$864,066	217,120	$217	$1,118,326	$4,356,835	(7,366)	$(544,772)	$(59,826)	$4,870,780	$213,392
Comprehensive income:
Net income	99,834				879,874				879,874	53,374
Other comprehensive loss								(29,817)	(29,817)	190
Stock purchase shares issued		438	1	23,902					23,903
Stock unit shares issued		4	—	(19,815)		276	19,815		—
Stock-settled SAR shares issued		218	—	(36,685)		513	36,685		—
Stock-settled stock-based compensation expense				37,970					37,970
Excess tax benefits from stock awards exercised				13,251					13,251
Changes in non-controlling interests from:
Distributions	(111,092)									(81,309)
Contributions	33,517									14,073
Acquisitions and divestitures	28,874			3,423					3,423	2,585
Partial purchases	(6,660)			(13,105)					(13,105)	(1,747)
Fair value remeasurements	65,855			(65,855)					(65,855)
Reclassifications and expirations of puts	(1,136)									1,136
Purchase of treasury stock						(16,649)	(1,072,377)		(1,072,377)
Retirement of treasury stock		(23,226)	(23)	(34,230)	(1,526,396)	23,226	1,560,649
Balance at December 31, 2016	$973,258	194,554	$195	$1,027,182	$3,710,313	—	$—	$(89,643)	$4,648,047	$201,694
Comprehensive income:
Net income	103,641				663,618				663,618	63,296
Other comprehensive income								102,878	102,878	(2)
Stock purchase shares issued		360		22,131					22,131
Stock unit shares issued		117		(101)					(101)
Stock-settled SAR shares issued		398		—					—
Stock-settled stock-based compensation expense				34,981					34,981
Changes in noncontrolling interest from:
Distributions	(128,853)									(82,614)
Contributions	52,911									21,641
Acquisitions and divestitures	43,799			(823)					(823)	(5,770)
Partial purchases	(397)			(2,752)					(2,752)	(2,208)
Fair value remeasurements	(32,999)			32,999					32,999
Purchase of treasury stock						(12,967)	(810,949)		(810,949)
Retirement of treasury stock		(12,967)	(13)	(70,718)	(740,218)	12,967	810,949
Balance at December 31, 2017	$1,011,360	182,462	$182	$1,042,899	$3,633,713	—	$—	$13,235	$4,690,029	$196,037

DAVITA INC.
CONSOLIDATED STATEMENTS OF EQUITY - continued
(dollars and shares in thousands)

	Non-controlling interests subject to put provisions	DaVita Inc. Shareholders' Equity								Non-controlling interests not subject to put provisions
				Additional paid-in capital	Retained earnings			Accumulated other comprehensive income (loss)
		Common stock				Treasury stock
		Shares	Amount			Shares	Amount		Total
Comprehensive income:
Net income	105,531				159,394				159,394	68,115
Cumulative effect of change in accounting principle					8,368			(8,368)	—
Comprehensive income								(39,791)	(39,791)
Stock purchase shares issued		398		17,398					17,398
Stock unit shares issued		158		(448)					(448)
Stock-settled SAR shares issued		213	1	(4,887)					(4,886)
Stock-settled stock-based compensation expense				73,081					73,081
Changes in noncontrolling interest from:
Distributions	(119,173)									(77,268)
Contributions	32,918									19,393
Acquisitions and divestitures	79,078			3,546					3,546	318
Partial purchases	(8,546)			(17,897)					(17,897)	(1,639)
Fair value remeasurements	23,473			(23,473)					(23,473)
Purchase of treasury stock						(16,844)	(1,153,511)		(1,153,511)
Retirement of treasury stock		(16,844)	(17)	(95,213)	(1,058,281)	16,844	1,153,511		—
Balance at December 31, 2018	$1,124,641	166,387	$166	$995,006	$2,743,194	—	$—	$(34,924)	$3,703,442	$204,956
See notes to consolidated financial statements.

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

1.    Organization and summary of significant accounting policies
Organization
DaVita Inc. (the Company) consists of two major divisions, DaVita Kidney Care (Kidney Care) and DaVita Medical Group (DMG). The Kidney Care division is comprised of the Company’s U.S. dialysis and related lab services, its ancillary services and strategic initiatives, including its international operations, and its corporate administrative support. The Company’s largest line of business is its U.S. dialysis and related lab services business, which operates kidney dialysis centers in the U.S. for patients suffering from chronic kidney failure also known as end stage renal disease (ESRD). As of December 31, 2018, the Company operated or provided administrative services through a network of 2,664 U.S. outpatient dialysis centers in 46 states and the District of Columbia, serving a total of approximately 202,700 patients. In addition, as of December 31, 2018, the Company operated or provided administrative services to a total of 241 outpatient dialysis centers serving approximately 25,000 patients located in nine countries outside of the U.S.
The Company’s DMG division is a patient- and physician-focused integrated healthcare delivery and management company that provides medical services to members primarily through capitation contracts with some of the nation’s leading health plans. In December 2017, the Company entered into an agreement to sell its DMG division to Collaborative Care Holdings, LLC (Optum), a subsidiary of UnitedHealth Group Inc., subject to receipt of required regulatory approvals and other customary closing conditions. As a result, the DMG business has been classified as held for sale and its results of operations are reported as discontinued operations for all periods presented in these consolidated financial statements. For financial information about the DMG business, see Note 22.
The Company’s U.S. dialysis and related lab services business qualifies as a separately reportable segment and the Company’s other ancillary services and strategic initiatives, including its international operations, have been combined and disclosed in the other segments category.
Basis of presentation
These consolidated financial statements are prepared in accordance with United States generally accepted accounting principles (U.S. GAAP). The financial statements include DaVita Inc. and its subsidiaries, partnerships and other entities in which it maintains a majority voting interest or other controlling financial interest (collectively, the Company). All significant intercompany transactions and balances have been eliminated. Equity investments in investees over which the Company has significant influence are recorded on the equity method, while investments in other equity securities are recorded at fair value or pursuant to an adjusted cost method measurement alternative, as applicable. For the Company’s international subsidiaries, local currencies are considered their functional currencies. Translation adjustments result from translating the Company’s international subsidiaries’ financial statements from their functional currencies into the Company’s reporting currency (the U.S. dollar, or USD). Prior year balances and amounts have been reclassified to conform to the current year presentation.
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
The most significant assumptions and estimates underlying these financial statements and accompanying notes involve revenue recognition and accounts receivable, contingencies, impairments of goodwill and investments, accounting for income taxes, consolidation of variable interest entities, and certain fair value estimates. Specific estimating risks and contingencies are further addressed within these notes to the consolidated financial statements.

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars in thousands, except per share data)

Revenues
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
Dialysis and related lab patient service revenues
Dialysis patient service revenues are recognized in the period services are provided. Revenues consist primarily of payments from government and commercial health plans for dialysis and related lab services provided to patients. A usual and customary fee schedule is maintained for the Company’s dialysis treatments and related lab services; however, actual collectible revenue is normally recognized at a discount from the fee schedule.
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
Commercial revenue recognition also involves significant estimating risks. With many larger commercial insurers, the Company has several different contracts and payment arrangements, and these contracts often include only a subset of the Company’s centers. In certain circumstances, it may not be possible to determine which contract, if any, should be applied prior to billing. In addition, for services provided by non-contracted centers, final collection may require specific negotiation of a payment amount, typically at a significant discount from the Company’s usual and customary rates.

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars in thousands, except per share data)

Other revenues
Other revenues consist of the revenues associated with the non-dialysis ancillary services and strategic initiatives, management and administrative support services that are provided to outpatient dialysis centers that the Company does not own or in which the Company owns a noncontrolling interest, and administrative and management support services to certain other non-dialysis joint ventures in which the Company owns a noncontrolling interest. Revenues associated with pharmacy services are estimated as prescriptions are filled and shipped to patients. Revenues associated with dialysis management services, disease management services, clinical research programs, physician services, ESRD seamless care organizations, and comprehensive care are estimated in the period services are provided. Revenues associated with direct primary care were estimated over the membership period.
Other income
Other income includes interest income on cash and cash-equivalents and short- and long-term investments, other non-operating gains from investment transactions, and foreign currency transaction gains and losses.
Cash and cash equivalents
Cash equivalents are short-term highly liquid investments with maturities of three months or less at date of purchase.
Restricted cash and equivalents
Restricted cash and equivalents are restricted cash or cash equivalents held in trust to satisfy insurer and state regulatory requirements related to the Company's self-insurance for professional and general liability and workers' compensation risks administered by wholly-owned captive insurance entities.
Investments in debt and equity securities
The Company classifies certain debt securities as held-to-maturity and records them at amortized cost based on the Company’s intentions and strategies concerning those investments. Equity securities that have readily determinable fair values or redemption values are classified as short-term or long-term investments and recorded at estimated fair value with changes in fair value recognized in current earnings. See Note 5 for further details, including recent changes to the Company's accounting for these investments.
Inventories
Inventories are stated at the lower of cost (first-in, first-out) or net realizable value and consist principally of pharmaceuticals and dialysis-related supplies. Rebates related to inventory purchases are recorded when earned and are based on certain qualification requirements which are dependent on a variety of factors including future pricing levels by the manufacturer and data submission.
Property and equipment
Property and equipment is stated at cost less accumulated depreciation and amortization and is further reduced by any impairments. Maintenance and repairs are charged to expense as incurred. Depreciation and amortization expenses are computed using the straight-line method over the useful lives of the assets estimated as follows: buildings, 20 years to 40 years; leasehold improvements, the shorter of ten years or the expected lease term; and equipment and information systems, principally three years to 15 years. Disposition gains and losses are included in current operating expenses.
Amortizable intangibles
Amortizable intangible assets and liabilities include non-competition and similar agreements, lease agreements and hospital acute services contracts, each of which have finite useful lives. Amortization expense is computed using the straight-line method over the useful lives of the assets estimated as follows: non-competition and similar agreements, two years to ten years; and lease agreements and hospital acute service contracts, over the term of the lease or contract period, respectively.

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars in thousands, except per share data)

Indefinite-lived intangibles
Indefinite-lived intangible assets include international licenses and accreditations that allow the Company to be reimbursed for providing dialysis services to patients, each of which has an indefinite useful life. Indefinite-lived intangibles are not amortized, but are assessed for impairment at least annually and whenever significant events or changes in circumstances indicate that an impairment may have occurred.
Equity method and other investments
Equity investments that do not have readily determinable fair values are carried on the equity method if the Company maintains significant influence over the investee, or on an adjusted cost method measurement alternative representing either the Company's cost or a subsequent observation of fair value, in each case net of any applicable other-than-temporary impairment. The Company classifies its equity and adjusted cost method investments as “Equity method and other investments” on its balance sheet. See Note 10 to these consolidated financial statements for further details, including recent changes to the Company's accounting for these investments.
Goodwill
Goodwill represents the difference between the fair value of businesses acquired and the fair value of the identifiable tangible and intangible net assets acquired. Goodwill is not amortized, but is assessed by individual reporting unit for impairment as circumstances warrant and at least annually. An impairment charge is recorded when and to the extent a reporting unit's carrying amount is determined to exceed its fair value. The Company operates multiple reporting units. See Note 11 to these consolidated financial statements for further details.
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
Stock-based compensation

The Company’s stock-based compensation expense for stock-settled awards is measured at the estimated fair value of awards on the date of grant and recognized on a cumulative straight-line basis over the vesting terms of the awards unless the stock awards are based on non-market based performance metrics, in which case expense is adjusted for expected ultimate payouts as of the end of each reporting period. Stock-based compensation expense for cash-settled awards is based on the estimated fair values as of the end of each reporting period. The expense for all stock-based awards is recognized net of expected forfeitures.
Interest rate cap and swap agreements
The Company often carries a combination of current or forward interest rate caps or interest rate swaps on portions of its variable rate debt as a means of hedging its exposure to changes in LIBOR interest rates as part of its overall interest rate risk management strategy. These interest rate caps and swaps are not held for trading or speculative purposes and are typically designated as qualifying cash flow hedges. See Note 14 to these consolidated financial statements for further details.
Noncontrolling interests
Noncontrolling interests represent third-party equity ownership interests in entities which are consolidated by the Company for financial statement reporting purposes. As of December 31, 2018, third parties held noncontrolling equity interests in 653 consolidated legal entities, including 650 legal entities classified within continuing operations.
Fair value estimates
The Company relies on fair value measurements and estimates for purposes that require the recording, reassessment, or adjustment of the carrying amounts of certain assets, liabilities and noncontrolling interests subject to put provisions (temporary equity). These purposes can include the accounting for business combination transactions; impairment assessments for goodwill, other intangible assets, or other long-lived assets; recurrent revaluation of investments in debt and equity securities, interest rate cap agreements or other derivative instruments, contingent earn-out obligations, and noncontrolling interests subject to put provisions; and the accounting for equity method and other investments and stock-based compensation, as applicable. The Company has also classified its assets, liabilities and temporary equity into the appropriate fair value hierarchy levels as defined by the FASB. See Note 24 to these consolidated financial statements for further details.
New accounting standards
On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. In 2015, 2016 and 2017, the FASB issued ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-11, ASU 2016-12, and ASU 2017-10, each of which amended the guidance in ASU 2014-09. These ASUs replaced most existing revenue recognition guidance in GAAP. The Company adopted these ASUs beginning January 1, 2018. See Note 2 for further details.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. In February 2018, the FASB issued ASU 2018-03, which provides various related technical corrections and improvements. The Company adopted these ASUs beginning January 1, 2018. See Note 5 for further details.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments in this ASU include revisions to lessee accounting, requiring lessees to recognize a lease liability and a right-of-use asset for substantially all leases with lease terms in excess of twelve months. The Company plans to adopt the amendments in this ASU as of January 1, 2019 using a modified retrospective transition approach for leases existing at, or entered into after, the adoption date with a cumulative effect adjustment. The Company is planning on electing the package of practical expedients to not reassess prior

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars in thousands, except per share data)

conclusions related to contracts containing leases, lease classification and initial direct costs. The Company estimates the impact of this guidance will result in recognition of additional net lease liabilities of approximately $3,000,000 as of January 1, 2019. The Company is still finalizing its calculations, including the amount of right of use assets to recognize as well as, the cumulative effect adjustment to beginning retained earnings. The Company does not believe this new guidance will have a material effect on its results of operations or liquidity.
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
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. The amendments in this ASU allow entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The prior guidance did not allow recognition until the asset had been sold to an outside party. The amendments in this ASU were effective for the Company beginning on January 1, 2018 and have been applied on a modified retrospective basis. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The amendments in this ASU better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The amendments in this ASU are effective for the Company on January 1, 2019 and are to be applied prospectively. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.
In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows for the reclassification of certain income tax effects related to the Tax Cuts and Jobs Act (2017 Tax Act) between “Accumulated other comprehensive income” and “Retained earnings.” This ASU relates to the requirement that adjustments to deferred tax liabilities and assets related to a change in tax laws or rates be included in “Income from continuing operations”, even in situations where the related items were originally recognized in “Other comprehensive income” (rather than in “Income from continuing operations”). The amendments in this ASU were effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. The Company elected to early adopt this ASU on January 1, 2018 and applied the change in the period of adoption. The adoption of this ASU resulted in the reclassification of an immaterial amount of deferred tax effects from accumulated other comprehensive income to retained earnings via a cumulative change in accounting principle effective January 1, 2018. See Note 20 for more details.
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

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars in thousands, except per share data)

2.    Revenue recognition and accounts receivable
The following table summarizes the Company's segment revenues by primary payor source:

	Year ended December 31, 2018
	U.S. dialysis and related lab services	Other - Ancillary services and strategic initiatives	Consolidated
Patient service revenues:
Medicare and Medicare Advantage	$6,063,891	$—	$6,063,891
Medicaid and Managed Medicaid	628,766	—	628,766
Other government	446,999	335,594	782,593
Commercial	3,176,413	101,681	3,278,094
Other revenues:
Medicare and Medicare Advantage	—	492,812	492,812
Medicaid and Managed Medicaid	—	44,246	44,246
Commercial	—	90,890	90,890
Other(1)	19,880	130,865	150,745
Eliminations of intersegment revenues	(92,950)	(34,236)	(127,186)
Total	$10,242,999	$1,161,852	$11,404,851

(1)	Other consists of management service fees earned in the respective Company line of business as well as revenue from the Company's ancillary services and strategic initiatives.

	Year ended December 31, 2017(1)
	U.S. dialysis and related lab services	Other - Ancillary services and strategic initiatives	Consolidated
Patient service revenues:
Medicare and Medicare Advantage	$5,253,012	$—	$5,253,012
Medicaid and Managed Medicaid	606,827	—	606,827
Other government	362,567	259,651	622,218
Commercial	3,117,920	63,505	3,181,425
Other revenues:
Medicare and Medicare Advantage	—	902,289	902,289
Medicaid and Managed Medicaid	—	71,426	71,426
Commercial	—	116,503	116,503
Other(2)	19,739	182,974	202,713
Eliminations of intersegment revenues	(55,176)	(24,603)	(79,779)
Total	$9,304,889	$1,571,745	$10,876,634

(1)
As noted above, prior period amounts have not been adjusted under the cumulative effect method. In this table, the Company's dialysis and related lab services revenues for the year ended December 31, 2017 has been presented net of the provision for uncollectible accounts of $485,364 to conform to the current period presentation.

(2)	Other consists of management service fees earned in the respective Company line of business as well as revenue from the Company's ancillary services and strategic initiatives.

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars in thousands, except per share data)

	Year ended December 31, 2016(1)
	U.S. dialysis and related lab services	Other - Ancillary services and strategic initiatives	Consolidated
Patient service revenues:
Medicare and Medicare Advantage	$5,303,718	$—	$5,303,718
Medicaid and Managed Medicaid	319,553	—	319,553
Other government	143,207	165,193	308,400
Commercial	3,355,066	36,674	3,391,740
Other revenues:
Medicare and Medicare Advantage	—	974,146	974,146
Medicaid and Managed Medicaid	—	82,428	82,428
Commercial	—	128,824	128,824
Other(2)	16,645	234,107	250,752
Eliminations of intersegment revenues	(27,355)	(24,739)	(52,094)
Total	$9,110,834	$1,596,633	$10,707,467

(1)
As noted above, prior period amounts have not been adjusted under the cumulative effect method. In this table, the Company's dialysis and related lab services revenues for the year ended December 31, 2016 has been presented net of the provision for uncollectible accounts of $431,304 to conform to the current period presentation.

(2)	Other consists of management service fees earned in the respective Company line of business as well as revenue from the Company's ancillary services and strategic initiatives.
The Company’s allowance for doubtful accounts related to performance obligations satisfied prior to the adoption of Topic 606 was $52,924 and $218,399 as of December 31, 2018 and 2017, respectively.
There are significant risks associated with estimating revenue, which generally take several years to resolve. These estimates are subject to ongoing insurance coverage changes, geographic coverage differences, differing interpretations of contract coverage and other payor issues, as well as patient issues including determining applicable primary and secondary coverage, changes in patient coverage and coordination of benefits. As these estimates are refined over time, both positive and negative adjustments to revenue are recognized in the current period. As a result of changes in these estimates, additional revenue was recognized during the year ended December 31, 2018 associated with performance obligations satisfied in years prior to the adoption of Topic 606 of $88,495, which includes a benefit of $36,000 for the year ended December 31, 2018 from electing to apply Topic 606 only to contracts not substantially completed as of January 1, 2018.
There is no single commercial payor that accounted for more than 10% of total consolidated accounts receivable or consolidated net revenues at or for the year ended December 31, 2018 and 2017.
Net dialysis and related lab services accounts receivable and other receivables from Medicare, including Medicare-assigned plans, and Medicaid, including managed Medicaid plans, were approximately $1,080,561 and $874,971 as of December 31, 2018 and 2017, respectively. Approximately 18% and 21% of the Company’s net patient services accounts receivable balances as of December 31, 2018 and 2017, respectively, were more than six months old. The decrease was primarily due to improved collections at DaVita Health Solutions and in certain international operations. There were no significant balances over one year old at December 31, 2018. Accounts receivable are principally from Medicare and Medicaid programs and commercial insurance plans.
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

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars in thousands, except per share data)

The reconciliations of the numerators and denominators used to calculate basic and diluted earnings per share were as follows:

	Year ended December 31,
	2018	2017	2016
	(shares in thousands)
Numerators:
Net income from continuing operations attributable to DaVita Inc.	$624,321	$901,277	$1,032,373
Net loss from discontinued operations attributable to DaVita Inc.	(464,927)	(237,659)	(152,499)
Net income attributable to DaVita Inc. for earnings per share calculation	$159,394	$663,618	$879,874
Basic:
Weighted average shares outstanding during the period	171,886	190,820	203,835
Weighted average contingently returnable shares previously held in escrow for the DaVita HealthCare Partners merger	(1,100)	(2,194)	(2,194)
Weighted average shares for basic earnings per share calculation	170,786	188,626	201,641
Basic net income from continuing operations per share attributable to DaVita Inc.	$3.66	$4.78	$5.12
Basic net loss from discontinued operations per share attributable to DaVita Inc.	(2.73)	(1.26)	(0.76)
Basic net income per share attributable to DaVita Inc.	$0.93	$3.52	$4.36
Diluted:
Weighted average shares outstanding during the period	171,886	190,820	203,835
Assumed incremental shares from stock plans	479	529	1,070
Weighted average shares for diluted earnings per share calculation	172,365	191,349	$204,905
Diluted net income from continuing operations per share attributable to DaVita Inc.	$3.62	$4.71	$5.04
Diluted net loss from discontinued operations per share attributable to DaVita Inc.	(2.70)	(1.24)	(0.75)
Diluted net income per share attributable to DaVita Inc.	$0.92	$3.47	$4.29
Anti-dilutive stock-settled awards excluded from calculation(1)	5,295	4,350	2,523

(1)	Shares associated with stock-settled stock appreciation rights excluded from the diluted denominator calculation because they were anti-dilutive under the treasury stock method.
4.    Restricted cash and equivalents
The Company had restricted cash and cash equivalents of $92,382 and $10,686 at December 31, 2018 and 2017, respectively. Approximately $79,329 of the balance at December 31, 2018 represents restricted cash equivalents held in trust to satisfy insurer and state regulatory requirements related to the Company's self-insurance for professional and general liability and workers' compensation risks administered by wholly-owned captive insurance entities. Prior to the first quarter of 2018, these requirements were satisfied by a letter of credit rather than restricted cash held in trust. The remaining restricted cash and equivalents held at December 31, 2018 and 2017 primarily represent cash pledged to third parties in connection with two of the Company's ancillary and strategic initiatives businesses.
5.    Short-term and long-term investments

Effective January 1, 2018, the Company adopted ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this ASU revise accounting related to (i) the classification and measurement of investments in equity securities and (ii) the presentation of certain fair value changes for financial liabilities at fair value. The Company also adopted ASU 2018-03 which provides related technical corrections and improvements. The principal effect of these ASUs on the Company's consolidated financial statements is that, prior to adoption of ASU 2016-01, changes in the fair values of available-for-sale equity investments with readily determinable fair values or redemption values were recognized in other comprehensive income until realized, while under ASU 2016-01 all changes in the fair values of such equity securities are recognized in current earnings within "Other income, net". The adoption of these ASUs did not have a material effect on these consolidated financial statements.

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
The Company’s investments in these short-term and long-term debt and equity investments consist of the following:

	December 31, 2018			December 31, 2017
	Debt securities	Equity securities	Total	Debt securities	Equity securities	Total
Certificates of deposit and other time deposits	$2,235	$—	$2,235	$31,630	$—	$31,630
Investments in mutual funds and common stock	—	36,124	36,124	—	38,895	38,895
	$2,235	$36,124	$38,359	$31,630	$38,895	$70,525
Short-term investments	$2,235	$700	$2,935	$31,630	$1,200	$32,830
Long-term investments	—	35,424	35,424	—	37,695	37,695
	$2,235	$36,124	$38,359	$31,630	$38,895	$70,525

Debt securities: The Company's short-term debt investments are principally bank certificates of deposit with contractual maturities longer than three months but shorter than one year. These debt securities are accounted for as held-to-maturity and recorded at amortized cost, which approximates their fair values at December 31, 2018 and 2017.
Equity securities: The Company's equity investments in mutual funds and common stock are held within a trust to fund existing obligations associated with several of the Company’s non-qualified deferred compensation plans. During 2018, the Company recognized pre-tax net losses of $1,208 in the income statement associated with changes in the fair value of these equity securities, comprised of pre-tax realized gains of $4,490 and a net decrease in unrealized gains of $5,698. During 2017, the Company recognized pre-tax realized gains on the sale or redemption of equity securities of $360, or $220 after tax, which were previously recorded in other comprehensive income.
6.    Other receivables
Other receivables were comprised of the following:

	December 31,
	2018	2017
Supplier rebates and non-trade receivables	$334,156	$295,292
Medicare bad debt claims	135,640	103,970
	$469,796	$399,262

7.    Prepaid and other current assets
Other current assets were comprised of the following:

	December 31,
	2018	2017
Prepaid expenses	$108,315	$104,727
Other	3,525	7,331
	$111,840	$112,058

8.    Property and equipment
Property and equipment were comprised of the following:

	December 31,
	2018	2017
Land	$37,384	$33,814
Buildings	467,181	473,489
Leasehold improvements	3,164,943	2,816,675
Equipment and information systems, including internally developed software	2,586,564	2,352,246
New center and capital asset projects in progress	661,695	576,651
	6,917,767	6,252,875
Less accumulated depreciation	(3,524,098)	(3,103,662)
	$3,393,669	$3,149,213

Depreciation expense on property and equipment was $574,799, $544,129, and $494,945 for 2018, 2017 and 2016, respectively.
During 2018 and 2017, the Company recognized asset impairment charges of $17,338 and $15,168, respectively, related to the restructuring of its pharmacy business.
Interest on debt incurred during the development of new centers and other capital asset projects is capitalized as a component of the asset cost based on the respective in-process capital asset balances. Interest capitalized was $25,978, $19,176 and $12,990 for 2018, 2017 and 2016, respectively.
9.    Intangibles
Intangible assets other than goodwill were comprised of the following:

	December 31,
	2018	2017
Noncompetition and other agreements	$131,360	$429,140
Lease agreements	7,584	7,623
Indefinite-lived assets	59,885	33,255
Other	583	583
	199,412	470,601
Less accumulated amortization	(80,566)	(356,774)
	$118,846	$113,827

Amortization expense from amortizable intangible assets, other than lease agreements, was $16,236, $15,782, and $14,552 for 2018, 2017 and 2016, respectively. Lease agreement intangible assets and liabilities were amortized to rent expense in the amounts of $(296), $(203) and $(232) for 2018, 2017 and 2016, respectively.
During the years ended December 31, 2018, 2017 and 2016, the Company recognized no impairment charges on any intangible assets other than goodwill.
Amortizable intangible liabilities as of December 31, 2018 and 2017 were comprised of lease agreements of $5,930 and $5,447, respectively, which were net of accumulated amortization of $4,362 and $3,508, respectively.
Lease agreement intangible liabilities are classified in other long-term liabilities and amortized to rent expense.

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars in thousands, except per share data)

Scheduled amortization charges from amortizable intangible assets and liabilities as of December 31, 2018 were as follows:

	Noncompetition and other agreements	Lease liabilities	Other
2019	$14,442	$(901)	$91
2020	13,020	(895)	45
2021	10,816	(871)	—
2022	7,001	(864)	—
2023	4,235	(704)	—
Thereafter	9,311	(1,695)	—
Total	$58,825	$(5,930)	$136

10.    Equity method and other investments
Equity investments in nonconsolidated businesses over which the Company maintains significant influence, but which do not have readily determinable fair values, are carried on the equity method.
As described in Note 5 to these consolidated financial statements, effective January 1, 2018, the Company adopted ASU 2016-01 and related ASU 2018-03 concerning recognition and measurement of financial assets and financial liabilities. In adopting this new guidance, the Company has made an accounting policy election to adopt an adjusted cost method measurement alternative for investments in equity securities without readily determinable fair values.
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
The Company's equity method and other investments were comprised of the following:

	December 31,
	2018	2017
APAC joint venture	$129,173	$160,481
Other equity method partnerships	83,052	79,667
Adjusted cost method investments	12,386	5,386
	$224,611	$245,534

During 2018, 2017 and 2016, the Company recognized equity investment (loss) income of $(4,484), $(8,640) and $16,874, respectively, from equity method investments in nonconsolidated businesses.
The Company's largest equity method investment is its ownership interest in DaVita Care Pte. Ltd. (the APAC joint venture, or APAC JV). As of December 31, 2018 and 2017, the Company held a 60% voting interest and a 73.3% current economic interest in the APAC JV. Based on the governance structure and voting rights established for the APAC JV at its formation on August 1, 2016, certain key decisions affecting the joint venture’s operations are not subject to the unilateral discretion of the Company, but rather are shared with the other noncontrolling investors. These other noncontrolling investors currently collectively hold a 40% voting interest and a 26.7% economic interest in the APAC JV. During the third quarter of 2018, the investors in the APAC JV jointly agreed to a six-month deferral of the subscribed incremental capital contributions originally scheduled for August 1, 2018 based upon revised assessments of the capital needs of the joint venture. Subsequent to December 31, 2018, the investors have jointly agreed to a further deferral of those capital contributions originally scheduled for August 1, 2018, which will now be due with the final capital contributions originally scheduled for August 1, 2019. The Company continues to expect the economic interests of the noncontrolling investors in the APAC JV to adjust to match their voting interests by August 1, 2019.

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars in thousands, except per share data)

Upon formation of the APAC JV on August 1, 2016, the Company deconsolidated this Asia Pacific dialysis business based on the governance structure and voting rights put in place at that time and recognized an initial non-cash non-taxable estimated gain of $374,374 on its retained investment, net of contingent obligations. This retained interest in the APAC JV was adjusted to the Company’s proportionate share of the estimated fair value of the business, as implied by the investment commitments from the JV partners and adjusted for certain time value of money and uncertainty discounts. The Company then recognized an additional $6,273 gain in the first quarter of 2017 upon resolution of certain post-closing adjustments related to this transaction. Subsequent to its deconsolidation on August 1, 2016, the Company’s retained interest in the APAC JV has been accounted for under the equity method.
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
The Company's other equity method investments include 22 legal entities over which the Company has significant influence but in which it does not maintain a controlling financial interest. Almost all of these are U.S. partnerships in the form of limited liability companies. The Company's ownership interests in these partnerships vary, but typically range from 30% to 50%.
The total carrying amount of equity investments carried under the adjusted cost method measurement alternative at December 31, 2018 was $12,386. During 2018, there have been no meaningful impairments or other downward or upward valuation adjustments recognized on these investments.
11.    Goodwill
Changes in the carrying value of goodwill by reportable segments were as follows:

	U.S. dialysis and related lab services	Other ancillary services and strategic initiatives	Consolidated total
Balance at December 31, 2016	$5,691,587	$323,788	$6,015,375
Acquisitions	485,434	131,598	617,032
Divestitures	(32,260)	(126)	(32,386)
Impairment charges	—	(36,196)	(36,196)
Foreign currency and other adjustments	—	46,454	46,454
Balance at December 31, 2017	$6,144,761	$465,518	$6,610,279
Acquisitions	130,574	147,774	278,348
Divestitures	(331)	(15,166)	(15,497)
Impairment charges	—	(3,106)	(3,106)
Foreign currency and other adjustments	—	(28,064)	(28,064)
Balance at December 31, 2018	$6,275,004	$566,956	$6,841,960

Goodwill	$6,275,004	$594,229	$6,869,233
Accumulated impairment charges	—	(27,273)	(27,273)
	$6,275,004	$566,956	$6,841,960

The Company elected to early adopt ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment effective January 1, 2017. The amendments in this ASU simplify the test for goodwill impairment by eliminating the second step in the assessment. All goodwill impairment tests performed since adoption of this ASU were performed under this new guidance.
Each of the Company’s operating segments described in Note 25 to these consolidated financial statements represents an individual reporting unit for goodwill impairment testing purposes and each sovereign jurisdiction within the Company’s international operating segments is considered a separate reporting unit.

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
The Company has applied a similar aggregation to the vascular access service centers in its vascular access services reporting unit, to the physician practices in its physician services reporting units, and to the dialysis centers and other health operations within each international reporting unit. For the Company’s other operating segments, discrete business components below the operating segment level constitute individual reporting units.
During the year ended December 31, 2018, the Company performed annual and other impairment assessments for various reporting units. As a result of these assessments, the Company recognized a goodwill impairment charge of $3,106 at its German other health operations during the year ended December 31, 2018.
During the years ended December 31, 2017 and December 31, 2016 the Company recognized goodwill impairment charges of $34,696 and $28,415, respectively, at its vascular access reporting unit. These charges resulted primarily from changes in future governmental reimbursement rates for this business and the Company’s then-evolving plans and expected ability to mitigate them. As of December 31, 2017, there was no goodwill remaining at the Company's vascular access reporting unit. The Company also recognized a goodwill impairment charge of $1,500 at one of its international reporting units during the year ended December 31, 2017.
Based on the most recent assessments, the Company determined that reductions in reimbursement rates, changes in actual or expected growth rates, or other significant adverse changes in expected future cash flows or valuation assumptions could result in goodwill impairment charges in the future for the following reporting units, which remain at risk of goodwill impairment as of December 31, 2018:

Reporting unit	Goodwill balance as of December 31, 2018	Carrying amount coverage(1)	Sensitivities
			Operating income(2)	Discount rate(3)
Germany Kidney Care	$403,200	0.5%	(1.5)%	(10.3)%
Brazil Kidney Care	$39,452	9.8%	(2.5)%	(7.3)%
Germany other health operations	$12,646	8.1%	(2.2)%	(11.1)%

(1)	Excess of estimated fair value of the reporting unit over its carrying amount as of the latest assessment date.

(2)	Potential impact on estimated fair value of a sustained, long-term reduction of 3% in operating income as of the latest assessment date.

(3)	Potential impact on estimated fair value of an increase in discount rates of 100 basis points as of the latest assessment date.
There were no major changes in the business, prospects, or expected future results of these reporting units from their latest assessment date through December 31, 2018.
Except as described above, none of the Company’s other reporting units were considered at risk of significant goodwill impairment as of December 31, 2018. Since the dates of the Company’s last annual goodwill impairment tests, there have been certain developments, events, changes in operating performance and other changes in key circumstances that have affected the Company’s businesses. However, except as further described above, these did not cause management to believe it is more likely than not that the fair values of any of the Company’s reporting units would be less than their respective carrying amounts as of December 31, 2018.

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars in thousands, except per share data)

12.    Other liabilities
Other liabilities were comprised of the following:

	December 31,
	2018	2017
Payor refunds and retractions	$302,244	$292,370
Insurance and self-insurance accruals	58,569	64,924
Accrued interest	82,827	83,362
Accrued non-income tax liabilities	28,663	28,317
Other	123,547	110,032
	$595,850	$579,005

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
Income before income taxes from continuing operations consisted of the following:

	Year ended December 31,
	2018	2017	2016
Domestic	$1,083,578	$1,725,822	$1,278,754
International	(35,100)	(326,036)	344,351
	$1,048,478	$1,399,786	$1,623,105

 Income tax expense for continuing operations consisted of the following:

	Year ended December 31,
	2018	2017	2016
Current:
Federal	$140,064	$330,191	$322,940
State	32,990	47,228	44,525
International	7,557	3,422	1,928
Total current income tax	180,611	380,841	369,393
Deferred:
Federal	52,034	(98,760)	88,412
State	21,096	37,347	(28,530)
International	4,659	4,431	2,486
Total deferred income tax	77,789	(56,982)	62,368
	$258,400	$323,859	$431,761

Income taxes are allocated between continuing and discontinued operations as follows:

	Year ended December 31,
	2018	2017	2016
Continuing operations	$258,400	$323,859	$431,761
Discontinued operations	99,768	(364,856)	24,052
	$358,168	$(40,997)	$455,813

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars in thousands, except per share data)

The reconciliation between the Company’s effective tax rate from continuing operations and the U.S. federal income tax rate is as follows:

	Year ended December 31,
	2018	2017	2016
Federal income tax rate	21.0%	35.0%	35.0%
State income taxes, net of federal benefit	4.1	3.7	2.6
Gain on APAC JV ownership changes	—	(0.2)	(9.9)
Political advocacy costs	2.3	—	—
APAC investment impairment	—	6.4	—
Impact of 2017 Tax Act	(0.1)	(20.5)	—
Other	1.9	2.0	1.8
Impact of noncontrolling interests primarily attributable to non-tax paying entities	(4.6)	(3.3)	(2.9)
Effective tax rate	24.6%	23.1%	26.6%

On December 22, 2017, the President signed into law tax legislation known as the Tax Cuts and Jobs Act ("2017 Tax Act"). Consistent with Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 118, the Company completed its analysis of certain aspects of the 2017 Tax Act in the prior year and recorded provisional amounts for those items for which the accounting was not complete as of December 31, 2017. As of December 31, 2018, the Company has completed its analysis of these provisional items and recorded immaterial adjustments to the original estimates.
Deferred tax assets and liabilities arising from temporary differences for continuing operations were as follows:

	December 31,
	2018	2017
Receivables	$19,327	$19,705
Accrued liabilities	106,506	96,537
Net operating loss carryforwards	117,511	108,429
Other	36,712	37,794
Deferred tax assets	280,056	262,465
Valuation allowance	(70,474)	(61,282)
Net deferred tax assets	209,582	201,183
Intangible assets	(555,822)	(501,763)
Property and equipment	(118,008)	(100,376)
Investments in partnerships	(67,354)	(61,529)
Other	(30,934)	(23,762)
Deferred tax liabilities	(772,118)	(687,430)
Net deferred tax liabilities	$(562,536)	$(486,247)

 At December 31, 2018, the Company had federal net operating loss carryforwards of approximately $124,935 that expire through 2037, although a substantial amount expire by 2028. The Company also had state net operating loss carryforwards of $459,558 that expire through 2038 and international net operating loss carryforwards of $186,757, some of which have an indefinite life. The utilization of a portion of these losses may be limited in future years based on the profitability of certain entities. The net increase of $9,192 in the valuation allowance is primarily due to newly created net operating loss carryforwards in state and foreign jurisdictions that the Company does not anticipate being able to utilize.
The Company's foreign earnings continue to be indefinitely reinvested as of December 31, 2018. As a result of the passage of the 2017 Tax Act, the Company does not expect such earnings to be taxable if remitted.

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars in thousands, except per share data)

Unrecognized tax benefits
A reconciliation of the beginning and ending liability for unrecognized tax benefits that do not meet the more-likely-than-not threshold is as follows:

	Year ended December 31,
	2018	2017
Beginning balance	$32,776	$24,066
Additions for tax positions related to current year	6,111	7,606
Additions for tax positions related to prior years	4,134	804
Reductions related to lapse of applicable statute	(338)	(1,380)
Impact of 2017 Tax Act	—	3,731
Reductions related to settlements with taxing authorities	(2,301)	(2,051)
Ending balance	$40,382	$32,776

As of December 31, 2018, the Company’s total liability for unrecognized tax benefits relating to tax positions that do not meet the more-likely-than-not threshold is $40,382, of which $37,538 would impact the Company’s effective tax rate if recognized. This balance represents an increase of $7,606 from the December 31, 2017 balance of $32,776, primarily due to additions for tax positions related to the current year.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. At December 31, 2018 and 2017, the Company had approximately $9,019 and $4,195, respectively, accrued for interest and penalties related to unrecognized tax benefits, net of federal tax benefit.
The Company and its subsidiaries file U.S. federal and state income tax returns and various foreign income tax returns. The Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2014 and 2009, respectively. In addition to being under audit in various state and local tax jurisdictions, the Company’s federal tax returns are under audit by the Internal Revenue Service for the years 2014-2016.
14.    Long-term debt
Long-term debt was comprised of the following:

	December 31,
	2018	2017	Interest rate	Maturity date
Senior Secured Credit Facilities:
Term Loan A	$675,000	$775,000	2.00% + LIBOR	6/24/2019
Term Loan A-2	995,000	—	1.00% + LIBOR	6/24/2019
Term Loan B	3,342,500	3,377,500	2.75% + LIBOR(2)	6/24/2021
Revolver	175,000	300,000	2.00% + LIBOR	6/24/2019
Senior Notes:
5 3/4% Senior Notes	1,250,000	1,250,000	5.75%	8/15/2022
5 1/8% Senior Notes	1,750,000	1,750,000	5.125%	7/15/2024
5% Senior Notes	1,500,000	1,500,000	5%	5/1/2025
Acquisition obligations and other notes payable(1)	183,979	150,512	6.24%	2019-2025
Capital lease obligations(1)	282,737	297,170	5.49%	2019-2036
Total debt principal outstanding	10,154,216	9,400,182
Discount and deferred financing costs	(52,000)	(63,951)
	10,102,216	9,336,231
Less current portion	(1,929,369)	(178,213)
	$8,172,847	$9,158,018

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars in thousands, except per share data)

(1)
For acquisition obligations and other notes payable and capital lease obligations, the interest rate is the weighted average interest rate as of December 31, 2018 and the maturity date is the range of maturity dates as of December 31, 2018.

(2)	Term Loan B has a floor of 0.75%.

Scheduled maturities of long-term debt at December 31, 2018 were as follows:

2019	$1,929,369
2020	80,016
2021	3,314,149
2022	1,291,472
2023	37,881
Thereafter	$3,501,329

During the year ended December 31, 2018, the Company made mandatory principal payments under its senior secured credit facilities totaling $100,000 on Term Loan A and $35,000 on Term Loan B.
Term Loans
On March 29, 2018, the Company entered into an Increase Joinder No. 1 (Increase Joinder Agreement) under its existing senior secured credit facilities. Pursuant to this Increase Joinder Agreement, the Company entered into an additional $995,000 Term Loan A-2.
Total outstanding borrowings under Term Loan A, Term Loan A-2 and Term Loan B consist of various individual tranches that can range in maturity from one month to twelve months (currently all tranches are one month in duration). For Term Loan A, Term Loan A-2 and Term Loan B, each tranche bears interest at a London Interbank Offered Rate (LIBOR) that is determined by the duration of such tranche plus an interest rate margin. The LIBOR variable component of the interest rate for each tranche is reset as such tranche matures and a new tranche is established. At December 31, 2018, the overall weighted average interest rate for Term Loan A, Term Loan A-2 and Term Loan B was determined based upon the LIBOR interest rates in effect for all of the individual tranches plus their respective interest rate margins noted in the table above.
The Company maintains several interest rate cap agreements that have the economic effect of capping the LIBOR variable component of the Company’s interest rate at a maximum of 3.50% on $3,500,000 of outstanding principal debt, including all of Term Loan B and part of Term Loan A. However, the remaining $517,500 outstanding principal balance of Term Loan A and the entire outstanding balance on Term Loan A-2 would still be subject to LIBOR-based interest rate volatility. See below for further details. The Company is restricted from paying dividends under the terms of its senior secured credit facilities.
Revolving lines of credit
As of December 31, 2018, the Company has $175,000 drawn on its $1,000,000 revolving line of credit under its senior secured credit facilities, in addition to approximately $14,155 committed for outstanding letters of credit. The Company also has approximately $22,621 of additional outstanding letters of credit under a separate bilateral secured letter of credit facility, and $211 of committed outstanding letters of credit which are backed by a certificate of deposit.
Senior Notes
The Senior Notes are unsecured obligations, rank equally in right of payment with the Company’s existing and future unsecured senior indebtedness, are guaranteed by substantially all of the Company’s direct and indirect wholly-owned domestic subsidiaries, and require semi-annual interest payments. The Company may redeem some or all of the Senior Notes at any time on or after certain specific dates and at certain specific redemption prices as outlined in each senior note agreement. Interest rates on the Senior Notes are fixed by their terms, and the Company is restricted from paying dividends under the indentures governing its Senior Notes.

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars in thousands, except per share data)

Interest rate cap and swap agreements
As of December 31, 2018, the Company maintains several interest rate cap agreements as a means of hedging its exposure to and volatility from variable-based interest rate changes as part of its overall interest rate risk management strategy. These agreements are not held for trading or speculative purposes and had the economic effect of capping the Company’s maximum exposure to LIBOR variable interest rate changes on specific portions of the Company’s floating rate debt, as described below. These cap agreements are also designated as cash flow hedges and, as a result, changes in the fair values of these cap agreements are reported in other comprehensive income. The amortization of the original cap premium is recognized as a component of debt expense on a straight-line basis over the term of the cap agreements. These cap agreements do not contain credit-risk contingent features.
The Company's current interest rate cap agreements were entered into in October 2015 with notional amounts totaling $3,500,000. These cap agreements became effective June 29, 2018, have the economic effect of capping the LIBOR variable component of the Company’s interest rate at a maximum of 3.50% on an equivalent amount of the Company’s debt, and will expire on June 30, 2020. As of December 31, 2018, the total fair value of these cap agreements was an asset of approximately $851. During the year ended December 31, 2018, the Company recognized debt expense of $4,327 from these cap agreements and recorded a loss of $181 in other comprehensive income due to a decrease in the unrealized fair value of these cap agreements.
Previously, the Company maintained other interest rate cap agreements that were entered into in November 2014 with notional amounts also totaling $3,500,000. These cap agreements had the economic effect of capping the LIBOR variable component of the Company’s interest rate at a maximum of 3.50% on an equivalent amount of the Company’s debt and expired on June 30, 2018. During the year ended 2018, the Company recognized debt expense of $4,140 from these cap agreements and recorded an immaterial loss in other comprehensive income due to a decrease in the unrealized fair value of these cap agreements through expiration.
The following table summarizes the Company’s derivative instruments as of December 31, 2018 and 2017:

		Fair value
Derivatives designated as hedging instruments	Balance sheet location	December 31, 2018	December 31, 2017
Interest rate cap agreements	Other long-term assets	$851	$1,032

The following table summarizes the effects of the Company’s interest rate cap and swap agreements for the years ended December 31, 2018, 2017 and 2016:

	Amount of unrealized losses in OCI on interest rate cap and swap agreements			Location of losses	Amount of losses reclassified from accumulated OCI into income
	Year ended December 31,				Year ended December 31,
Derivatives designated as cash flow hedges	2018	2017	2016		2018	2017	2016
Interest rate cap agreements	$(181)	$(8,897)	$(5,198)	Debt expense	$8,466	$8,278	$3,899
Interest rate swap agreements	—	—	(815)	Debt expense	—	—	299
Tax benefit	48	3,460	2,343	Tax expense	(2,180)	(3,220)	(1,632)
Total	$(133)	$(5,437)	$(3,670)		$6,286	$5,058	$2,566

The Company’s overall weighted average effective interest rate on the senior secured credit facilities at the end of 2018 was 5.11%, based upon the current margins in effect as of December 31, 2018.
The Company’s overall weighted average effective interest rate during the year ended December 31, 2018 was 4.96% and as of December 31, 2018 was 5.19%.
Debt expense
Debt expense consisted of interest expense of $461,897, $406,341 and $394,013 and the amortization and accretion of debt discounts and premiums, amortization of deferred financing costs and the amortization of interest rate cap agreements of

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars in thousands, except per share data)

$25,538, $24,293 and $20,103 for 2018, 2017 and 2016, respectively. These interest expense amounts are net of capitalized interest.
15.    Leases
The majority of the Company’s facilities are leased under non-cancellable operating leases ranging in terms from five years to 15 years and which contain renewal options of five years to ten years at the fair rental value at the time of renewal. The Company’s leases are generally subject to periodic consumer price index increases or contain fixed escalation clauses. The Company also leases certain facilities and equipment under capital leases.
Future minimum lease payments under non-cancellable operating and capital leases are as follows:

	Operating leases	Capital leases
2019	$483,488	$36,754
2020	462,154	41,044
2021	432,950	34,026
2022	395,462	33,690
2023	349,649	33,845
Thereafter	1,589,949	194,611
	$3,713,652	373,970
Less portion representing interest		(91,233)
Total capital lease obligations, including current portion		$282,737

Rent expense under all operating leases for 2018, 2017, and 2016 was $596,117, $530,748 and $478,531, respectively. Rent expense is recorded on a straight-line basis over the term of the lease for leases that contain fixed escalation clauses or include abatement provisions. Leasehold improvement incentives are deferred and amortized to rent expense over the term of the lease. The net book value of property and equipment under capital leases was $235,194 and $257,772 at December 31, 2018 and 2017, respectively. Capital lease obligations are included in long-term debt. See Note 14 to these consolidated financial statements.
16.    Employee benefit plans
The Company has a 401(k) retirement savings plan for substantially all of its Kidney Care employees which has been established pursuant to the applicable provisions of the Internal Revenue Code (IRC). The plan allows for employees to contribute a percentage of their base annual salaries on a tax-deferred basis not to exceed IRC limitations. Beginning in 2018, the Company implemented a 401(k) matching program under which the Company matches 50% of the employee's contribution up to 6% of the employee's salary, subject to certain limitations. The matching contributions are subject to certain eligibility and vesting conditions. For the year ended December 31, 2018, the Company accrued matching contributions totaling approximately $67,807. Prior to 2018, the Company did not provide matching contributions in connection with the 401(k) savings plan for its Kidney Care employees.
The Company also maintains a voluntary compensation deferral plan, the Deferred Compensation Plan, as well as other legacy deferral plans. The Deferred Compensation Plan plan is non-qualified and permits certain employees whose annualized base salary equals or exceeds a minimum annual threshold amount as set by the Company to elect to defer all or a portion of their annual bonus payment and up to 50% of their base salary into a deferral account maintained by the Company. Total contributions to this plan in 2018, 2017 and 2016 were $3,090, $4,497 and $5,344, respectively. Deferred amounts are generally paid out in cash at the participant’s election either in the first or second year following retirement or in a specified future period at least three to four years after the deferral election was effective. During 2018, 2017 and 2016 the Company distributed $4,652, $2,789 and $1,065, respectively, to participants from its deferred compensation plans. Participants are credited with their proportional amount of annual earnings from the plans. The assets of these plans are held in rabbi trusts and as such are subject to the claims of the Company’s general creditors in the event of its bankruptcy. As of December 31, 2018 and 2017, the total fair value of assets held in these plans' trusts was $36,124 and $38,895, respectively. The assets of these plans are recorded at fair value with changes in fair value recorded in other comprehensive income prior to 2018 and recognized in "Other income, net" since January 1, 2018. Any fair value changes to the corresponding liability balance are recorded as compensation expense. See Note 5 to these consolidated financial statements.

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars in thousands, except per share data)

Most of the Company’s outstanding employee stock plan awards include a provision accelerating the vesting of the award in the event of a change of control. The Company also maintains a change of control protection program for its employees who do not have a significant number of stock awards, which has been in place since 2001, and which provides for cash bonuses to employees in the event of a change of control. Based on the market price of the Company’s common stock and shares outstanding at December 31, 2018, these cash bonuses would total approximately $336,530 if a change of control transaction occurred at that price and the Company’s Board of Directors did not modify the program. This amount has not been accrued at December 31, 2018, and would only be accrued upon a change of control. These change of control provisions may affect the price an acquirer would be willing to pay for the Company.
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
The Company operates in a highly regulated industry and is a party to various lawsuits, claims, qui tam suits, governmental investigations and audits (including investigations resulting from its obligation to self-report suspected violations of law) and other legal proceedings. The Company records accruals for certain legal proceedings and regulatory matters to the extent that the Company determines an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. As of December 31, 2018, and December 31, 2017, the Company’s total recorded accruals, including DMG, with respect to legal proceedings and regulatory matters, net of anticipated third party recoveries, were immaterial. While these accruals reflect the Company’s best estimate of the probable loss for those matters as of the dates of those accruals, the recorded amounts may differ materially from the actual amount of the losses for those matters, and any anticipated third party recoveries for any such losses may not ultimately be recoverable. Additionally, in some cases, no estimate of the possible loss or range of loss in excess of amounts accrued, if any, can be made because of the inherently unpredictable nature of legal proceedings and regulatory matters, which also may be impacted by various factors, including that they may involve indeterminate claims for monetary damages or may involve fines, penalties or non-monetary remedies; present novel legal theories or legal uncertainties; involve disputed facts; represent a shift in regulatory policy; are in the early stages of the proceedings; or result in a change of business practices. Further, there may be various levels of judicial review available to the Company in connection with any such proceeding.
The following is a description of certain lawsuits, claims, governmental investigations and audits and other legal proceedings to which the Company is subject.
Inquiries by the Federal Government and Certain Related Civil Proceedings
2016 U.S. Attorney Texas Investigation: In early February 2016, the Company announced that its pharmacy services’ wholly-owned subsidiary, DaVita Rx, LLC (DaVita Rx), received a Civil Investigative Demand (CID) from the U.S. Attorney’s Office, Northern District of Texas. The government is conducting a federal False Claims Act (FCA) investigation concerning allegations that DaVita Rx presented or caused to be presented false claims for payment to the government for prescription medications, as well as an investigation into the Company’s relationships with pharmaceutical manufacturers. The CID covers the period from January 1, 2006 through the present. In connection with the Company’s ongoing efforts working with the government, the Company learned that a qui tam complaint had been filed covering some of the issues in the CID and practices that had been identified by the Company in a self-disclosure filed with the Office of Inspector General (OIG) for the U.S. Department of Health and Human Services (HHS) in February 2016. In December 2017, the Company finalized and executed a settlement agreement with the government and relators in the qui tam matter that included total monetary consideration of $63,700, as previously disclosed, of which $41,500 was an incremental cash payment and $22,200 was for amounts previously refunded, and all of which was previously accrued. The government’s investigation into certain of the Company's relationships with pharmaceutical manufacturers is ongoing, and in July 2018 the OIG served the Company with a subpoena seeking additional documents and information relating to those relationships. The Company is continuing to cooperate with the government in this investigation.
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
2017 U.S. Attorney Colorado Investigation: In November 2017, the U.S. Attorney’s Office, District of Colorado informed the Company of an investigation it was conducting into possible federal health care offenses involving DaVita Kidney Care, as well as several of the Company’s wholly-owned subsidiaries, including DMG, DaVita Rx, DaVita Laboratory Services, Inc. (DaVita Labs), and RMS Lifeline Inc. (Lifeline). In August 2018, the Company received a CID from the U.S. Attorney's Office. The CID was issued pursuant to the FCA and covers the period from January 2005 through the present. In connection with the resolution of the 2015 U.S. OIG Medicare Advantage Civil Investigation referred to below, the Company resolved possible claims relating to DMG in this investigation. The Company is continuing to cooperate with the government in this investigation.
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
* * *
Although the Company cannot predict whether or when proceedings might be initiated or when these matters may be resolved (other than as may be described above), it is not unusual for inquiries such as these to continue for a considerable period of time through the various phases of document and witness requests and on-going discussions with regulators and to develop over the course of time. In addition to the inquiries and proceedings specifically identified above, the Company frequently is subject to other inquiries by state or federal government agencies and/or private civil qui tam complaints filed by relators. Negative findings or terms and conditions that the Company might agree to accept as part of a negotiated resolution of pending or future government inquiries or relator proceedings could result in, among other things, substantial financial penalties or awards against the Company, substantial payments made by the Company, harm to the Company’s reputation, required changes to the Company’s business practices, exclusion from future participation in the Medicare, Medicaid and other federal health care programs and, if criminal proceedings were initiated against the Company, possible criminal penalties, any of which could have a material adverse effect on the Company.
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
In re DaVita Inc. Stockholder Derivative Litigation: On August 15, 2017, the U.S. District Court for the District of Delaware consolidated three previously disclosed shareholder derivative lawsuits: the Blackburn Shareholder action filed on February 10, 2017, the Gabilondo Shareholder action filed on May 30, 2017, and the City of Warren Police and Fire Retirement

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars in thousands, except per share data)

System Shareholder action filed on June 9, 2017. The complaint covers the time period from 2015 to present and alleges, generally, breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, corporate waste, and misrepresentations and/or failures to disclose certain information in violation of the federal securities laws in connection with an alleged practice to direct patients with government-subsidized health insurance into private health insurance plans to maximize the Company’s profits. An amended complaint was filed in September 2017, and on December 18, 2017, the Company filed a motion to dismiss and a motion to stay proceedings in the alternative. The plaintiffs filed an opposition to the motion to dismiss on March 9, 2018. On June 25, 2018, the U.S. District Court for the District of Delaware granted the Company’s motion to stay proceedings and stayed the case until January 7, 2019, the date of the next status conference. During the status conference on January 7, 2019 the court further extended the stay until February 8, 2019. The parties submitted a proposed scheduling order on that date. The Company asked the Court to rule on the fully-briefed motion to dismiss before opening discovery. The Company disputes these allegations and intends to defend this action accordingly.
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
2015 OIG Medicare Advantage Civil Investigation: In March 2015, JSA HealthCare Corporation (JSA), a subsidiary of DMG, received a subpoena from the OIG requesting documents and information for the period from January 1, 2008 through December 31, 2013, for certain MA plans for which JSA provided services. It also requested information regarding JSA’s communications about patient diagnoses as they related to certain MA plans generally, and more specifically as related to two Florida physicians with whom JSA previously contracted.
In addition to the subpoena described above, in June 2015, the Company received a civil subpoena from the OIG seeking production of a wide range of documents relating to the Company’s and its subsidiaries’ (including DMG and its subsidiary JSA) provision of services to MA plans and related patient diagnosis coding and risk adjustment submissions and payments. The Company believes that the request was part of a broader industry investigation into MA patient diagnosis coding and risk adjustment practices and potential overpayments by the government. The information requested included information related to patient diagnosis coding practices for a number of conditions, including potentially improper historical DMG coding for a particular condition. With respect to that condition, the guidance related to that coding issue was discontinued following the Company’s November 1, 2012, acquisition of HealthCare Partners (now known as the Company's DMG business), and the Company notified Centers for Medicare and Medicaid Services (CMS) in April 2015 of the coding practice and potential overpayments. In that regard, the Company identified certain additional coding practices which may have been problematic, some of which were the subject of the previously disclosed and dismissed Swoben Private Civil Suit.
The Company entered into a settlement agreement with the DOJ and OIG to resolve these matters on September 28, 2018. As previously disclosed, an escrow established in connection with the Company's acquisition of HealthCare Partners in 2012 held back a portion of the purchase price to the prior owners of HealthCare Partners as security for the indemnification rights of the Company. The settlement amount of $270,000 was paid with these escrowed funds.
White, Kathleen, et al. v. DaVita Healthcare Partners, Inc., Civil Action No. 15-cv-2106, U.S. District Court for the District of Colorado: Three actions (Menchaca v. DaVita Healthcare Partners, Inc., Saldana v. DaVita Healthcare Partners, Inc. and Hardin v. DaVita Healthcare Partners, Inc.) were consolidated in December 2016 into one action in U.S. District Court for the District of Colorado. In all three actions, the plaintiffs brought claims for wrongful death based on allegations related to Granuflo®, a product used as a component of the dialysis process. The Menchaca and Saldana actions arose out of the treatment of patients in California, while the Hardin action arose out of the treatment of a patient in Illinois. On June 27, 2018,

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars in thousands, except per share data)

the jury returned a verdict in favor of the plaintiffs, collectively awarding $8,500 in compensatory damages and $375,000 in punitive damages. Judgment on this verdict was not entered.  In November 2018, the parties settled all three of the consolidated actions collectively for $25,500, and all three cases were dismissed with prejudice. One of the Company’s insurance carriers paid $9,200 of the settlement. The Company believes it is probable that it will be able to recover the remainder of the settlement amount from other insurers, indemnitors, and the like; however, the Company can make no assurances that it will recover the full amount.
* * *
Other than as described above, the Company cannot predict the ultimate outcomes of the various legal proceedings and regulatory matters to which the Company is or may be subject from time to time, including those described in this Note 17 to these consolidated financial statements, or the timing of their resolution or the ultimate losses or impact of developments in those matters, which could have a material adverse effect on the Company’s revenues, earnings and cash flows. Further, any legal proceedings or regulatory matters involving the Company, whether meritorious or not, are time consuming, and often require management’s attention and result in significant legal expense, and may result in the diversion of significant operational resources, or otherwise harm the Company’s business, results of operations, financial condition, cash flows or reputation.
18.    Noncontrolling interests subject to put provisions and other commitments
Noncontrolling interests subject to put provisions
The Company has potential obligations to purchase the equity interests held by third parties in several of its majority-owned joint ventures and other nonconsolidated entities. These obligations are in the form of put provisions that are exercisable at the third-party owners’ discretion within specified periods as outlined in each specific put provision. If these put provisions were exercised, the Company would be required to purchase the third-party owners’ equity interests at either the appraised fair market value or a predetermined multiple of earnings or cash flows attributable to the equity interests put to the Company, which is intended to approximate fair value. The methodology the Company uses to estimate the fair values of noncontrolling interests subject to put provisions assumes the higher of either a liquidation value of net assets or an average multiple of earnings, based on historical earnings, patient mix and other performance indicators that can affect future results, as well as other factors. The estimated fair values of noncontrolling interests subject to put provisions are a critical accounting estimate that involves significant judgments and assumptions and may not be indicative of the actual values at which the noncontrolling interests may ultimately be settled, which could vary significantly from the Company’s current estimates. The estimated fair values of noncontrolling interests subject to put provisions can fluctuate and the implicit multiple of earnings at which these noncontrolling interests obligations may be settled will vary significantly depending upon market conditions including potential purchasers’ access to the capital markets, which can impact the level of competition for dialysis and non-dialysis related businesses, the economic performance of these businesses and the restricted marketability of the third-party owners’ equity interests. The amount of noncontrolling interests subject to put provisions that employ a contractually predetermined multiple of earnings rather than fair value is immaterial.
The Company has certain other potential commitments to provide operating capital to a number of dialysis centers that are wholly-owned by third parties or businesses in which the Company owns a noncontrolling equity interest as well as to physician-owned vascular access clinics or medical practices that the Company operates under management and administrative service agreements of approximately $4,675.
Certain consolidated joint ventures are originally contractually scheduled to dissolve after terms ranging from ten years to 50 years. While noncontrolling interests in these limited life entities qualify as mandatorily redeemable financial instruments, they are subject to a classification and measurement scope exception from the accounting guidance generally applicable to other mandatorily redeemable financial instruments. Future distributions upon dissolution of these entities would be valued below the related noncontrolling interest carrying balances in the consolidated balance sheet.
Other commitments
In 2017, the Company entered into a Sourcing and Supply Agreement with Amgen USA Inc. (Amgen) that expires on December 31, 2022. Under the terms of the agreement, the Company will purchase EPO in amounts necessary to meet no less than 90% of its requirements for erythropoiesis-stimulating agents (ESAs) through the expiration of the contract from Amgen. The actual amount of EPO that the Company will purchase will depend upon the amount of EPO administered during dialysis as prescribed by physicians and the overall number of patients that the Company serves.

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars in thousands, except per share data)

The Company has an agreement with Fresenius Medical Care (FMC) to purchase a certain amount of dialysis equipment, parts and supplies from FMC, which was extended through December 31, 2020. During 2018, 2017 and 2016, the Company purchased $182,446, $176,212 and $164,766, respectively, of certain equipment, parts and supplies from FMC.
The Company also has an agreement with Baxter Healthcare Corporation (Baxter) that commits the Company to purchase a certain amount of peritoneal dialysis supplies at fixed prices through 2022. During 2018, 2017 and 2016, the Company purchased $162,858, $166,764 and $162,109 of peritoneal dialysis supplies from Baxter under this agreement.
Other than operating leases disclosed in Note 15 to these consolidated financial statements, the letters of credit disclosed in Note 14 to these consolidated financial statements, and the arrangements as described above, the Company has no off balance sheet financing arrangements as of December 31, 2018.
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
The Company’s stock-based compensation expense for stock-settled awards is measured at the estimated fair value of awards on the date of grant and recognized on a cumulative straight-line basis over the vesting terms of the awards unless the stock awards are based on non-market based performance metrics, in which case expense is adjusted for expected ultimate payouts as of the end of each reporting period. Stock-based compensation expense for cash-settled awards is based on the estimated fair values as of the end of each reporting period. The expense for all stock-based awards is recognized net of expected forfeitures.
Stock-based compensation to be settled in shares is recorded to the Company’s shareholders’ contributed capital, while stock-based compensation to be settled in cash is recorded to a liability. Shares issued upon exercise of stock awards are issued from authorized but unissued shares.
Long-term incentive compensation plans
The Company’s 2011 Incentive Award Plan (the 2011 Plan) is the Company’s omnibus equity compensation plan and provides for grants of stock-based awards to employees, directors and other individuals providing services to the Company, except that incentive stock options may only be awarded to employees. The 2011 Plan authorizes the Company to award stock options, stock appreciation rights, restricted stock units, restricted stock, and other stock-based or performance-based awards, and is designed to enable the Company to grant equity and cash awards that qualified as performance-based compensation under Section 162(m) of the Internal Revenue Code for tax years 2017 and prior. The 2011 Plan mandates a maximum award term of five years and stipulates that stock appreciation rights and stock options be granted with prices not less than fair market value on the date of grant. The 2011 Plan also requires that full value share awards such as restricted stock units reduce shares available under the 2011 Plan at a ratio of 3.5:1. The Company’s nonqualified stock appreciation rights and stock units awarded under the 2011 Plan generally vest over 36 months to 48 months from the date of grant. At December 31, 2018, there were 6,162,797 stock-settled stock appreciation rights, 1,860,475 stock-settled stock units, 23,000 cash-settled stock appreciation rights and 1,600 cash-settled stock units outstanding, and 23,091,764 shares available for future grants, under the 2011 Plan.

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars in thousands, except per share data)

A combined summary of the status of the Company’s stock-settled awards under the 2011 Plan, including base shares for stock-settled stock appreciation rights (SSARs) and stock-settled stock unit awards is as follows:

	Year ended December 31, 2018
	Stock appreciation rights			Stock units
	Awards	Weighted average exercise price	Weighted average remaining contractual life	Awards	Weighted average remaining contractual life
Outstanding at beginning of year	6,648,199	$67.92		1,075,572
Granted	1,902,652	$66.54		1,101,388
Exercised	(2,059,872)	$60.34		(165,543)
Canceled	(328,182)	$70.44		(150,942)
Outstanding at end of period	6,162,797	$69.90	2.9	1,860,475	2.2
Exercisable at end of period	1,422,529	$73.39	0.9	—	—
Weighted-average fair value of grants
2018	$16.24			$66.23
2017	$14.51			$65.73
2016	$13.74			$70.99

	Awards Outstanding	Weighted average exercise price	Awards exercisable	Weighted average exercise price
Range of SSARs base prices
$50.01–$60.00	131,470	$57.90	—	$—
$60.01–$70.00	4,083,162	$66.66	757,237	$68.96
$70.01–$80.00	1,351,997	$74.78	346,316	$73.81
$80.01–$90.00	596,168	$83.60	318,976	$83.47
Total	6,162,797	$69.90	1,422,529	$73.39

The Company did not grant any cash-settled stock-based awards during 2018. Liability-classified stock-based awards contributed $(20), $114 and $376 to stock-based compensation expense for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, the Company had 24,600 liability-classified stock-based awards outstanding, none of which were vested, and a total stock-based compensation liability balance of $79.
For the years ended December 31, 2018, 2017, and 2016, the aggregate intrinsic value of stock-based awards exercised was $31,045, $34,895 and $73,944, respectively. At December 31, 2018, the aggregate intrinsic value of stock-based awards outstanding was $95,822 and the aggregate intrinsic value of stock awards exercisable was zero.
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
A summary of the weighted average valuation inputs described above used for estimating the grant-date fair value of stock-settled stock appreciation rights awards granted in the periods indicated is as follows:

	Year ended December 31,
	2018	2017	2016
Expected term	4.2	4.2	4.2
Expected volatility	23.8%	23.9%	21.0%
Expected dividend yield	—%	—%	—%
Risk-free interest rate	2.9%	1.7%	1.0%

 The Company estimates expected forfeitures based upon historical experience with separate groups of employees that have exhibited similar forfeiture behavior in the past. Stock-based compensation expense is recorded only for awards that are expected to vest.
Employee stock purchase plan
The Employee Stock Purchase Plan entitles qualifying employees to purchase up to $25 of the Company’s common stock during each calendar year. The amounts used to purchase stock are accumulated through payroll withholdings or through optional lump sum payments made in advance of the first day of the purchase right period. This compensatory plan allows employees to purchase stock for the lesser of 100% of its fair market value on the first day of the purchase right period or 85% of its fair market value on the last day of the purchase right period. Purchase right periods begin on January 1 and July 1, and end on December 31. Contributions used to purchase the Company’s common stock under this plan for the 2018, 2017 and 2016 participation periods were $17,398, $22,131 and $23,902, respectively. Shares purchased pursuant to the plan’s 2018, 2017 and 2016 participation periods were 397,749, 360,368 and 438,002, respectively. At December 31, 2018, there were 6,726,278 shares remaining available for future grants under this plan.
The fair value of participants’ purchase rights was estimated as of the beginning dates of the purchase right periods using the Black-Scholes-Merton valuation model with the following weighted average assumptions for purchase right periods in 2018, 2017 and 2016, respectively: expected volatility of 24%, 23% and 22%; risk-free interest rate of 1.9%, 1.3% and 0.8%, and no dividends. Using these assumptions, the weighted average estimated fair value of these purchase rights was $17.45, $15.19 and $16.73 for 2018, 2017 and 2016, respectively.
Long-term incentive compensation expense and proceeds
For the years ended December 31, 2018, 2017 and 2016, the Company recognized $85,759, $61,978 and $64,956, respectively, in total long-term incentive program (LTIP) expense, of which $73,582, $34,431 and $34,530, respectively, was stock-based compensation expense for stock appreciation rights, stock units and discounted employee stock plan purchases, which are primarily included in general and administrative expenses. The estimated tax benefits recorded for stock-based compensation in 2018, 2017 and 2016 were $13,591, $7,717 and $12,731, respectively. As of December 31, 2018, there was $99,935 total estimated unrecognized compensation expense for outstanding LTIP awards, including $88,596 related to stock-based compensation arrangements under the Company’s equity compensation and stock purchase plans. The Company expects to recognize the performance-based cash component of this LTIP expense over a weighted average remaining period of 0.8 years and the stock-based component of this LTIP expense over a weighted average remaining period of 1.5 years.
During the year ended December 31, 2018, the Company adopted a retirement policy (Rule of 65 policy). The Rule of 65 policy generally provides that Section 16 executive officers that are a minimum age of 55 with five years of continuous service with the Company receive certain benefits with respect to their outstanding equity awards upon a qualifying retirement if the

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars in thousands, except per share data)

sum of their age plus years of service is greater than or equal to 65. These benefits generally include accelerated vesting of restricted stock unit awards, continued vesting of stock-settled stock appreciation rights and performance stock unit awards and an exercise window from the original vest date through the original expiration date regardless of continued employment, with pro rata vesting for a Rule of 65 retirement within one year of the award grant date. The adoption of the Rule of 65 policy resulted in a $14,704 modification charge and a net acceleration of expense of $9,727 during the year ended December 31, 2018 that is included in the expense amounts reported above.
For the years ended December 31, 2018, 2017 and 2016, the Company received $7,988, $13,473 and $28,397, respectively, in actual tax benefits upon the exercise of stock awards. Since the Company issues stock-settled stock appreciation rights rather than stock options, there have been no cash proceeds from stock option exercises during the years ended December 31, 2018, 2017 and 2016.
Stock repurchases
During the years ended December 31, 2018 and 2017, the Company repurchased a total of 16,844,067 shares and 12,966,672 shares of its common stock for $1,153,511 and $810,949, or an average price of $68.48 and $62.54 per share, respectively, pursuant to previously announced authorizations by the Board of Directors. Subsequent to December 31, 2018, the Company has not repurchased any shares of its common stock through February 22, 2019.
On July 11, 2018, the Company's Board of Directors approved an additional share repurchase authorization in the amount of $1,389,999. This share repurchase authorization was in addition to the $110,001 remaining at that time under the Company’s Board of Directors’ prior share repurchase authorization approved in October 2017. Accordingly, as of February 22, 2019, the Company has a total of $1,355,605 available under the current Board repurchase authorizations for additional share repurchases. Although these share repurchase authorizations do not have expiration dates, the Company remains subject to share repurchase limitations under the terms of its senior secured credit facilities and the indentures governing its Senior Notes.
The Company retired all shares held in its treasury effective as of December 31, 2018 and December 31, 2017.
Charter documents & Delaware law
The Company’s charter documents include provisions that may deter hostile takeovers, delay or prevent changes of control or changes in management, or limit the ability of stockholders to approve transactions that they may otherwise determine to be in their best interests. These include provisions prohibiting stockholders from acting by written consent, requiring 90 days advance notice of stockholder proposals or nominations to the Board of Directors and granting the Board of Directors the authority to issue up to 5,000,000 shares of preferred stock and to determine the rights and preferences of the preferred stock without the need for further stockholder approval.
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
Changes in DaVita Inc.’s ownership interest in consolidated subsidiaries
The effects of changes in DaVita Inc.’s ownership interest in consolidated subsidiaries on the Company’s consolidated equity are as follows:

	Year ended December 31,
	2018	2017	2016
Net income attributable to DaVita Inc.	$159,394	$663,618	$879,874
Changes in paid-in-capital for:
Sales of noncontrolling interest	79	(114)	—
Purchase of noncontrolling interests	(17,897)	(2,752)	(13,105)
Net transfer in noncontrolling interests	(17,818)	(2,866)	(13,105)
Net income attributable to DaVita Inc. net of transfers in noncontrolling interests	$141,576	$660,752	$866,769

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars in thousands, except per share data)

The Company acquired additional ownership interests in several existing majority-owned joint ventures for $28,082, $5,357, and $21,512 in 2018, 2017, and 2016, respectively.
20.    Accumulated other comprehensive (loss) income
Charges and credits to other comprehensive (loss) income have been as follows:

	Interest rate cap and swap agreements	Investment securities	Foreign currency translation adjustments	Accumulated other comprehensive (loss) income
Balance at January 1, 2016	$(10,925)	$1,361	$(50,262)	$(59,826)
Unrealized (losses) gains	(6,013)	1,802	(39,614)	(43,825)
Related income tax	2,343	(565)	—	1,778
	(3,670)	1,237	(39,614)	(42,047)
Reclassification of income (loss) into net income	4,198	(690)	10,087	13,595
Related income tax	(1,632)	267	—	(1,365)
	2,566	(423)	10,087	12,230
Balance at December 31, 2016	$(12,029)	$2,175	$(79,789)	$(89,643)
Unrealized (losses) gains	(8,897)	5,075	99,770	95,948
Related income tax	3,460	(1,368)	—	2,092
	(5,437)	3,707	99,770	98,040
Reclassification of income (loss) into net income	8,278	(360)	—	7,918
Related income tax	(3,220)	140	—	(3,080)
	5,058	(220)	—	4,838
Balance at December 31, 2017	$(12,408)	$5,662	$19,981	$13,235
Cumulative effect of change in accounting principle(1)	(2,706)	(5,662)	—	(8,368)
Unrealized losses	(181)	—	(45,944)	(46,125)
Related income tax	48	—	—	48
	(133)	—	(45,944)	(46,077)
Reclassification of income into net income	8,466	—	—	8,466
Related income tax	(2,180)	—	—	(2,180)
	6,286	—	—	6,286
Balance at December 31, 2018	$(8,961)	$—	$(25,963)	$(34,924)

(1)
Reflects the cumulative effect of a change in accounting principle for ASUs 2016-01 and 2018-03 on classification and measurement of financial instruments and ASU 2018-02 on remeasurement and reclassification of deferred tax effects in accumulated other comprehensive income associated with the 2017 Tax Act. See Note 5 for further details.

The reclassification of net cap and swap realized losses into income are recorded as debt expense in the corresponding consolidated statements of income. See Note 14 to these consolidated financial statements for further details.
Prior to January 1, 2018, unrealized gains and losses on available-for-sale equity securities were recorded to accumulated other comprehensive income and reclassified to other income when realized.  From January 1, 2018, unrealized gains and losses on investment securities are recorded directly to other income rather than to accumulated other comprehensive income.
21.    Acquisitions and divestitures
Routine acquisitions
During 2018, the Company acquired 18 dialysis centers in the U.S. and 28 dialysis centers outside the U.S. for a total of $176,161 in net cash paid, earn-outs of $1,246, and deferred purchase price and liabilities assumed of $34,394. In one of these transactions we acquired a controlling interest in a previously nonconsolidated U.S. dialysis partnership for which we

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars in thousands, except per share data)

recognized a non-cash gain of $28,152 on our prior interest upon consolidation. During 2017, the Company acquired 30 dialysis centers in the U.S. and 68 dialysis centers outside the U.S. for a total of $308,550 in net cash, earn-outs of $2,692, and deferred purchase price of $23,748. During 2016, the Company acquired eight dialysis centers in the U.S. and 21 dialysis centers outside the U.S. for a total of $165,108 in net cash, earn-outs of $1,511 and deferred purchase price of $17,963. The assets and liabilities for all acquisitions were recorded at their estimated fair values at the dates of the acquisitions and are included in the Company’s financial statements and operating results from the effective dates of the acquisitions. For several of the 2018 acquisitions, certain income tax amounts are pending final evaluation and quantification of any pre-acquisition tax contingencies. In addition, valuation of intangibles and certain other working capital items relating to several of these acquisitions are pending final quantification.
The following table summarizes the assets acquired and liabilities assumed in these transactions and recognized at their acquisition dates at estimated fair values, as well as the estimated fair value of noncontrolling interests assumed in these transactions:

	Year ended December 31,
	2018	2017	2016
Current assets	$23,686	$14,366	$3,996
Property and equipment	11,421	18,192	8,840
Amortizable intangible and other long-term assets	3,079	11,663	5,876
Non-amortizable intangibles	23,656	32,296	—
Goodwill	278,348	318,832	198,927
Deferred income taxes	—	(210)	597
Noncontrolling interests assumed	(80,291)	(44,303)	(30,337)
Liabilities assumed	(19,946)	(15,846)	(3,317)
Aggregate purchase cost	$239,953	$334,990	$184,582

Amortizable intangible assets acquired, primarily related to non-compete agreements, during 2018, 2017 and 2016 had weighted-average estimated useful lives of six years, seven years and seven years, respectively. The total amount of goodwill deductible for tax purposes associated with these acquisitions for 2018, 2017, and 2016 was approximately $165,013, $237,363 and $169,379, respectively.
Acquisition of Renal Ventures
On May 1, 2017, the Company completed its acquisition of 100% of the equity of Colorado-based Renal Ventures Management, LLC (Renal Ventures) for approximately $359,913 in net cash. Renal Ventures operated 36 dialysis centers, one uncertified dialysis center and one home program, that provided services to approximately 2,600 patients in six states. As a part of this transaction, the Company was required to divest three Renal Ventures outpatient dialysis centers, and three outpatient dialysis centers and one uncertified dialysis center of the Company, for approximately $21,219 in net cash. The Company also incurred approximately $11,950 in transaction and integration costs during the year ended December 31, 2017 associated with this acquisition that are included in general and administrative expenses.
The purchase price allocation for the Renal Ventures acquisition was finalized in 2018 with no material change to the initial allocation.
The following table summarizes the assets acquired and liabilities assumed in this transaction and recognized at the acquisition date at estimated fair values:

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
Change in ownership interests in Asia Pacific joint venture
Upon formation of the APAC JV on August 1, 2016, the Company deconsolidated this Asia Pacific dialysis business based on the governance structure and voting rights put in place at that time and recognized an initial non-cash non-taxable estimated gain of $374,374 on its retained investment, net of contingent obligations. See further discussion of this joint venture in Note 10.
Pro forma financial information (unaudited)

The following summary, prepared on a pro forma basis, combines the results of operations as if all acquisitions within continuing operations in 2018 and 2017 had been consummated as of the beginning of 2017, including the impact of certain adjustments such as amortization of intangibles, interest expense on acquisition financing and income tax effects.

	Year ended December 31,
	2018	2017
	(unaudited)
Pro forma net revenues	$11,508,555	$11,176,736
Pro forma net income from continuing operations attributable to DaVita Inc.	$634,326	$922,718
Pro forma basic net income per share from continuing operations attributable to DaVita Inc.	$3.71	$4.89
Pro forma diluted net income per share from continuing operations attributable to DaVita Inc.	$3.68	$4.82

Contingent earn-out obligations
The Company has several contingent earn-out obligations associated with acquisitions that could result in the Company paying the former shareholders of acquired companies a total of up to approximately $11,210 if certain EBITDA, operating income performance targets or quality margins are met over the next one year to five years.
Contingent earn-out obligations are remeasured to fair value at each reporting date until the contingencies are resolved with changes in the liability due to the remeasurement recognized in earnings. See Note 24 to these consolidated financial statements for further details. As of December 31, 2018, the Company estimated the fair value of these contingent earn-out obligations to be $2,608, of which a total of $431 is included in other liabilities, and the remaining $2,177 is included in other long-term liabilities in the Company’s consolidated balance sheet.
The following is a reconciliation of changes in contingent earn-out obligations for the year ended December 31, 2018:

Beginning balance December 31, 2017	$6,388
Contingent earn-out obligations associated with acquisitions	1,246
Remeasurement of fair value	(4,729)
Payments of contingent earn-out obligations	(297)
Ending balance December 31, 2018	$2,608

22.    Held for sale and discontinued operations
DaVita Medical Group (DMG)
In December 2017, the Company entered into an equity purchase agreement to sell its DMG division to Optum, a subsidiary of UnitedHealth Group Inc., subject to receipt of required regulatory approvals and other customary closing conditions. On December 11, 2018, the Company entered into an amendment to the equity purchase agreement, which, among other things, reduced the purchase price for DMG from $4,900,000 to $4,340,000. The current deadline to close the transaction under the equity purchase agreement is June 30, 2019, and the transaction is expected to close prior to that date. As a result of

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars in thousands, except per share data)

this pending transaction, the DMG business has been classified as held for sale and its results of operations are reported as discontinued operations for all periods presented in these consolidated financial statements.
During 2018, the Company recorded $468,005 in charges on its DMG business which included a $316,840 valuation adjustment, a $41,537 goodwill impairment charge and $109,628 in related tax expense on this held-for-sale business based on updated assessments of fair value.
The following table presents the financial results of discontinued operations related to DMG:

	Year ended December 31,
	2018	2017	2016
Net revenues	$4,963,792	$4,676,213	$4,113,414
Expenses	4,962,686	4,634,782	3,994,624
Goodwill and other asset impairment charges	41,537	651,659	253,000
Valuation adjustment on disposal group	316,840	—	—
Loss from discontinued operations before taxes	(357,271)	(610,228)	(134,210)
Income tax expense (benefit)	99,768	(364,856)	24,052
Net loss from discontinued operations, net of tax	$(457,038)	$(245,372)	$(158,262)

The following table presents the financial position of discontinued operations related to DMG:

	December 31, 2018	December 31, 2017
Assets
Cash and cash equivalents	$414,683	$179,668
Other current assets	557,403	826,608
Property and equipment, net	458,040	379,945
Intangible assets, net	1,316,974	1,316,550
Other long-term assets	112,127	178,894
Goodwill	2,847,178	2,879,977
Valuation allowance on disposal group	(316,840)	—
Total current assets held for sale	$5,389,565	$5,761,642
Liabilities
Other liabilities	$479,134	$505,734
Medical payables	436,839	457,040
Current portion of long-term debt	3,122	2,845
Long-term debt	33,425	35,003
Other long-term liabilities	291,239	184,448
Total current liabilities held for sale	$1,243,759	$1,185,070

The following table presents cash flows of discontinued operations related to DMG:

	Year ended December 31,
	2018	2017	2016
Net cash provided by operating activities from discontinued operations	$290,684	$357,274	$287,044
Net cash used in investing activities from discontinued operations	$(57,382)	$(232,329)	$(430,917)

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars in thousands, except per share data)

DMG acquisitions
During 2018, the Company's DMG business acquired other medical businesses for a total of $6,995 in net cash and deferred purchase price of $1,142. During 2017, the Company's DMG business acquired other medical businesses for a total of $135,416 in net cash, deferred purchase price of $1,038, and liabilities assumed of $10,145. During 2016, the Company's DMG business acquired other medical businesses for a total of $398,748 in net cash and deferred purchase price and liabilities assumed of $7,694. For several of the 2018 acquisitions, certain income tax amounts are pending final evaluation and quantification of any pre-acquisition tax contingencies. In addition, valuation of medical claims liabilities and certain other working capital items relating to several of these acquisitions are pending final quantification. The assets and liabilities for all acquisitions were recorded at their estimated fair values at the dates of the acquisitions and are included in the Company’s current held for sale assets and liabilities.
Sale of Tandigm Health investment
In 2018, DMG sold its 19% ownership interest in the Tandigm Health joint venture and a related supporting business for a gain of $25,096 and associated taxes of $6,460, resulting in a net of tax gain of $18,636.
Goodwill impairment charges
The Company recorded goodwill and other asset impairment charges for the DMG business as presented above. As a result of the December 2018 amendment to the equity purchase agreement, discussed above, the Company recorded a goodwill impairment charge in 2018. Goodwill impairment charges for 2017 and 2016 resulted from continuing developments in the Company’s DMG business, including recent annual updates to Medicare Advantage benchmark reimbursement rates, changes in expectations concerning future government reimbursement rates and the Company’s expected ability to mitigate them, medical cost and utilization trends, commercial pricing pressures, underperformance of certain DMG business units and other market factors.
23.    Variable interest entities
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
At December 31, 2018, these consolidated financial statements include total assets of VIEs of $917,922 and total liabilities and noncontrolling interests of VIEs to third parties of $507,445, including assets of $658,684 and liabilities and noncontrolling interests of $355,196 related to the Company's DMG business which is classified as held for sale.
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
24.    Fair values of financial instruments
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Fair value measurements are determined based on the principal or most advantageous market for the item being measured, assume that buyers and sellers are independent, willing and able to transact, and knowledgeable, with access to all information customarily available in such a transaction, and are based on assumptions that market participants would use in pricing the item, not assumptions specific to the reporting entity.
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
The following table summarizes the Company’s assets, liabilities and temporary equity measured at fair value on a recurring basis as of December 31, 2018 and 2017:

December 31, 2018	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Investments in equity securities	$36,124	$36,124	$—	$—
Interest rate cap agreements	$851	$—	$851	$—
Liabilities
Contingent earn-out obligations	$2,608	$—	$—	$2,608
Temporary equity
Noncontrolling interests subject to put provisions	$1,124,641	$—	$—	$1,124,641
December 31, 2017
Assets
Investments in equity securities	$38,895	$38,895	$—	$—
Interest rate cap agreements	$1,032	$—	$1,032	$—
Liabilities
Contingent earn-out obligations	$6,388	$—	$—	$6,388
Temporary equity
Noncontrolling interests subject to put provisions	$1,011,360	$—	$—	$1,011,360

Investments in equity securities represent investments in various open-ended registered investment companies (mutual funds) and common stock and are recorded at fair value estimated based on reported market prices or redemption prices, as applicable. See Note 5 to these consolidated financial statements for further discussion.
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

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars in thousands, except per share data)

The estimated fair value measurements of contingent earn-out obligations are primarily based on unobservable inputs, including projected EBITDA. The estimated fair value of these contingent earn-out obligations is remeasured as of each reporting date and could fluctuate based upon any significant changes in key assumptions, such as changes in the Company credit risk adjusted rate that is used to discount obligations to present value. See Note 21 to these consolidated financial statements for further discussion.
See Note 18 to these consolidated financial statements for a discussion of the Company’s methodology for estimating the fair values of noncontrolling interests subject to put obligations.
Other financial instruments consist primarily of cash, accounts receivable, accounts payable, other accrued liabilities and debt. The balances of non-debt financial instruments are presented in the consolidated financial statements at December 31, 2018 and 2017 at their approximate fair values due to the short-term nature of their settlements. The carrying amount of the Company’s senior secured credit facilities totaled $5,168,815, including a discount of $6,104 and deferred financing costs of $12,580, as of December 31, 2018, and the fair value was approximately $5,194,163 based upon quoted market prices. The carrying amount of the Company’s Senior Notes was approximately $4,466,685, including deferred financing costs of $33,316, at December 31, 2018 and the fair value was approximately $4,241,250 at December 31, 2018 based upon quoted market prices. The fair value of all other debt approximates its carrying value.
25.    Segment reporting
The Company consists of two major divisions, DaVita Kidney Care (Kidney Care) and DaVita Medical Group (DMG). The Kidney Care division is comprised of the Company’s U.S. dialysis and related lab services business, various ancillary services and strategic initiatives, including its international operations, and the Company’s corporate administrative support. See Note 1 "Organization" for a summary description of the Company's businesses.
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
The Company’s separate operating segments include its U.S. dialysis and related lab services business, each of its ancillary services and strategic initiatives, its kidney care operations in each foreign sovereign jurisdiction, its other health operations in each foreign sovereign jurisdiction, and its equity method investment in the Asia Pacific joint venture. The U.S. dialysis and related lab services business qualifies as a separately reportable segment, and all other ancillary services and strategic initiatives operating segments, including the international operating segments, have been combined and disclosed in the other segments category.
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

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars in thousands, except per share data)

The following is a summary of segment revenues, segment operating margin (loss), and a reconciliation of segment operating margin to consolidated income from continuing operations before income taxes:

	Year ended December 31,
	2018	2017	2016
Segment revenues:(1)
U.S. dialysis and related lab services
Patient service revenues:
External sources	$10,274,046	$9,767,123	$9,524,067
Intersegment revenues	92,950	55,176	27,355
Total U.S. dialysis and related lab services revenues	10,366,996	9,822,299	9,551,422
Provision for uncollectible accounts	(50,927)	(481,973)	(429,878)
Net U.S. dialysis and related lab services patient service revenues	10,316,069	9,340,326	9,121,544
Other revenues(2)	19,880	19,739	16,645
Total net U.S. dialysis and related lab services revenues	10,335,949	9,360,065	9,138,189
Other - Ancillary services and strategic initiatives
Net patient service revenues	437,275	323,156	201,867
Other external sources	724,577	1,248,589	1,394,766
Intersegment revenues	34,236	24,603	24,739
Total ancillary services and strategic initiatives revenues	1,196,088	1,596,348	1,621,372
Total net segment revenues	11,532,037	10,956,413	10,759,561
Elimination of intersegment revenues	(127,186)	(79,779)	(52,094)
Consolidated net revenues	$11,404,851	$10,876,634	$10,707,467
Segment operating margin (loss):
U.S. dialysis and related lab services	$1,709,721	$2,297,198	$1,777,014
Other—Ancillary services and strategic initiatives	(93,789)	(439,477)	266,324
Total segment margin	1,615,932	1,857,721	2,043,338
Reconciliation of segment operating margin to consolidated income from continuing operations before income taxes:
Corporate administrative support	(90,108)	(44,966)	(13,628)
Consolidated operating income	1,525,824	1,812,755	2,029,710
Debt expense	(487,435)	(430,634)	(414,116)
Other income	10,089	17,665	7,511
Income from continuing operations before income taxes	$1,048,478	$1,399,786	$1,623,105

(1)
On January 1, 2018, the Company adopted Revenue from Contracts with Customers (Topic 606) using the cumulative effect method for those contracts that were not substantially completed as of January 1, 2018. Results related to performance obligations satisfied beginning on and after January 1, 2018 are presented under Topic 606, while results related to the satisfaction of performance obligations in prior periods continue to be reported in accordance with the Company's historical accounting under Revenue Recognition (Topic 605). See Notes 1 and 2 of these consolidated financial statements for further discussion of the Company's adoption of Topic 606.

(2)
Includes management fee revenues from providing management and administrative services to dialysis ventures in which the Company owns a noncontrolling interest or which are wholly-owned by third parties.

Depreciation and amortization expense by reportable segment is as follows:

	Year ended December 31,
	2018	2017	2016
U.S. dialysis and related lab services	$558,810	$520,965	$482,768
Other - Ancillary services and strategic initiatives	32,225	38,946	26,729
	$591,035	$559,911	$509,497

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars in thousands, except per share data)

Summary of assets by reportable segment is as follows:

	Year ended December 31,
	2018	2017
Segment assets
U.S. dialysis and related lab services (including equity investments of $95,290 and $84,866, respectively)	$12,333,641	$11,802,131
Other - Ancillary services and strategic initiatives(1) (including equity investments of $129,321 and $160,668, respectively)	1,387,046	1,410,763
DMG - Held for sale (including equity investments of $4,833 and $10,321, respectively)	5,389,565	5,761,642
Consolidated assets	$19,110,252	$18,974,536

(1)	Includes approximately $136,052 and $125,932 in 2018 and 2017, respectively, of net property and equipment related to the Company’s international operations.
Expenditures for property and equipment by reportable segment is as follows:

	Year ended December 31,
	2018	2017	2016

U.S. dialysis and related lab services	$856,108	$769,732	$675,994
Other - Ancillary services and strategic initiatives	45,806	40,377	68,702
DMG - Held for sale	85,224	95,141	84,399
	$987,138	$905,250	$829,095

26.    Supplemental cash flow information
The table below provides supplemental cash flow information:

	Year ended December 31,
	2018	2017	2016
Cash paid:
Income taxes	$92,526	$387,159	$339,411
Interest	$488,974	$424,547	$406,987
Non-cash investing and financing activities:
Fixed assets under capital lease obligations	$8,828	$48,378	$28,127

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars in thousands, except per share data)

27.    Selected quarterly financial data (unaudited)

2018	December 31	September 30	June 30	March 31
Total revenues	$2,821,124	$2,847,330	$2,886,953	$2,849,444
Operating income	$387,908	$289,038	$438,192	$410,686
Attributable to DaVita Inc.:
Net income from continuing operations(1)	$160,332	$73,371	$199,603	$191,015
Net (loss) income from discontinued operations(2)	$(310,104)	$(210,167)	$67,673	$(12,329)
Net (loss) income	$(149,772)	$(136,796)	$267,276	$178,686
Per share attributable to DaVita Inc.:
Basic net income from continuing operations	$0.97	$0.44	$1.16	$1.07
Basic net (loss) income from discontinued operations	$(1.87)	$(1.26)	$0.40	$(0.07)
Basic net (loss) income	$(0.90)	$(0.82)	$1.56	$1.00
Diluted net income from continuing operations	$0.96	$0.44	$1.15	$1.05
Diluted net (loss) income from discontinued operations	$(1.86)	$(1.26)	$0.38	$(0.07)
Diluted net (loss) income	$(0.90)	$(0.82)	$1.53	$0.98
2017
Total revenues	$2,780,913	$2,765,071	$2,699,399	$2,631,251
Operating income	$150,337	$395,294	$391,196	$875,928
Attributable to DaVita Inc.:
Net income from continuing operations(1)	$156,210	$152,870	$151,292	$440,905
Net income (loss) from discontinued operations(2)	$147,186	$(367,346)	$(24,291)	$6,792
Net income (loss)	$303,396	$(214,476)	$127,001	$447,697
Per share attributable to DaVita Inc.:
Basic net income from continuing operations	$0.86	$0.81	$0.79	$2.29
Basic net income (loss) from discontinued operations	$0.80	$(1.95)	$(0.13)	$0.04
Basic net income (loss)	$1.66	$(1.14)	$0.66	$2.33
Diluted net income from continuing operations	$0.85	$0.80	$0.78	$2.26
Diluted net income (loss) from discontinued operations	$0.79	$(1.92)	$(0.13)	$0.03
Diluted net income (loss)	$1.64	$(1.12)	$0.65	$2.29

(1)
Included in the fourth quarter of 2018 is a net gain on changes in ownership interests of $28,152; an equity investment loss of $8,715 due to the sale of the APAC JV's India business; and an equity investment loss of $1,530 due to impairments at the APAC JV. The third quarter of 2018 includes restructuring charges of $11,366 and other asset impairment charges of $6,093 related to the Company's pharmacy business; an equity investment loss of $5,995 due to impairments at the APAC JV; an adjustment to the gain on changes in ownership interests on the sale of the Company's direct primary care business of $1,506; and $23,470 in additional stock-based compensation expense related to modification charges and net acceleration of expense. The second quarter of 2018 includes asset impairment charges of $11,245 related to the pharmacy business; a net gain on changes in ownership interests of $35,205 on the Company's direct primary care business; a loss of $1,248 related to the unwinding of a business internationally; and a goodwill impairment charge of $3,106 at the Company's German other health operations. Included in the fourth quarter of 2017 was an impairment of $280,066 on the Company's investment in the APAC JV. The third quarter of 2017 included an equity investment loss of $6,293 for goodwill impairments at the APAC JV and restructuring charges in the Company's international business of $2,700. The second quarter of 2017 included goodwill impairment charges of $10,498 related to the vascular access reporting unit. The first quarter of 2017 included a net gain on settlement of $529,504; goodwill impairment charges of $24,198 related to the vascular access reporting unit; an asset impairment of $15,168 related to the restructuring of the pharmacy business; and a gain adjustment on the 2016 ownership change of the APAC JV of $6,273.

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars in thousands, except per share data)

(2)
Included in discontinued operations in the fourth quarter of 2018 is a $218,639 disposal group valuation adjustment, a $41,537 goodwill impairment charge and $8,318 in related tax benefit. The third quarter of 2018 includes a $216,147 charge on the Company's DMG business which included a $98,201 disposal group valuation adjustment and $117,946 in related tax expense on this held-for-sale business. The second quarter of 2018 includes a gain on the sale of the Company's Tandigm investment of $25,096. The fourth quarter of 2017 includes a net tax benefit of $163,555 due to a remeasurement of deferred taxes resulting from DMG's reclassification to held for sale. The third quarter of 2017 includes goodwill impairment charges of $601,040 related to certain DMG reporting units; a non-cash gain associated with the Company's Magan acquisition of $17,129; restructuring charges of $9,569; and a reduction in estimated accruals for legal matters of $11,100. The second quarter of 2017 includes goodwill impairment charges of $50,619 related to certain DMG reporting units and a reduction in estimated accruals for legal matters of $3,600.

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
Consolidating Statements of Income

For twelve months ended December 31, 2018	DaVita Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Dialysis and related lab patient service revenues	$—	$7,263,195	$3,657,456	$(210,670)	$10,709,981
Less: Provision for uncollectible accounts	—	(36,377)	(13,210)	—	(49,587)
Net dialysis and related lab patient service revenues	—	7,226,818	3,644,246	(210,670)	10,660,394
Other revenues	799,230	714,489	189,927	(959,189)	744,457
Total net revenues	799,230	7,941,307	3,834,173	(1,169,859)	11,404,851
Operating expenses and charges	646,640	7,100,415	3,301,831	(1,169,859)	9,879,027
Operating income	152,590	840,892	532,342	—	1,525,824
Debt expense	(491,749)	(208,484)	(36,427)	249,225	(487,435)
Other income, net	418,839	10,367	22,195	(441,312)	10,089
Income tax expense	23,482	187,691	47,227	—	258,400
Equity earnings in subsidiaries	103,196	344,025	—	(447,221)	—
Net income from continuing operations	159,394	799,109	470,883	(639,308)	790,078
Net (loss) income from discontinued operations, net of tax	—	(695,913)	46,788	192,087	(457,038)
Net income	159,394	103,196	517,671	(447,221)	333,040
Less: Net income attributable to noncontrolling interests	—	—	—	(173,646)	(173,646)
Net income attributable to DaVita Inc.	$159,394	$103,196	$517,671	$(620,867)	$159,394

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars in thousands, except per share data)

Consolidating Statements of Income - (continued)

For twelve months ended December 31, 2017	DaVita Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Dialysis and related lab patient service revenues	$—	$6,884,750	$3,393,026	$(184,106)	$10,093,670
Less: Provision for uncollectible accounts	—	(340,552)	(151,982)	7,170	(485,364)
Net dialysis and related lab patient service revenues	—	6,544,198	3,241,044	(176,936)	9,608,306
Other revenues	793,751	1,204,467	68,322	(798,212)	1,268,328
Total net revenues	793,751	7,748,665	3,309,366	(975,148)	10,876,634
Operating expenses and charges	527,942	6,475,550	3,035,535	(975,148)	9,063,879
Operating income	265,809	1,273,115	273,831	—	1,812,755
Debt expense	(426,149)	(209,612)	(34,831)	239,958	(430,634)
Other income, net	411,731	11,169	18,467	(423,702)	17,665
Income tax expense	65,965	237,670	20,224	—	323,859
Equity earnings in subsidiaries	478,192	74,375	—	(552,567)	—
Net income from continuing operations	663,618	911,377	237,243	(736,311)	1,075,927
Net (loss) income from discontinued operations, net of tax	—	(433,185)	4,069	183,744	(245,372)
Net income	663,618	478,192	241,312	(552,567)	830,555
Less: Net income attributable to noncontrolling interests	—	—	—	(166,937)	(166,937)
Net income attributable to DaVita Inc.	$663,618	$478,192	$241,312	$(719,504)	$663,618

For twelve months ended December 31, 2016	DaVita Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Dialysis and related lab patient service revenues	$—	$6,665,601	$3,215,085	$(153,326)	$9,727,360
Less: Provision for uncollectible accounts	—	(272,426)	(158,878)	—	(431,304)
Net dialysis and related lab patient service revenues	—	6,393,175	3,056,207	(153,326)	9,296,056
Other revenues	767,791	1,378,952	30,184	(765,516)	1,411,411
Total net revenues	767,791	7,772,127	3,086,391	(918,842)	10,707,467
Operating expenses and charges	493,175	6,907,469	2,195,955	(918,842)	8,677,757
Operating income	274,616	864,658	890,436	—	2,029,710
Debt expense	(407,925)	(191,083)	(40,434)	225,326	(414,116)
Other income, net	396,797	3,726	7,694	(400,706)	7,511
Income tax expense	77,334	238,446	115,981	—	431,761
Equity earnings in subsidiaries	693,720	667,278	—	(1,360,998)	—
Net income from continuing operations	879,874	1,106,133	741,715	(1,536,378)	1,191,344
Net (loss) income from discontinued operations, net of tax	—	(412,413)	78,771	175,380	(158,262)
Net income	879,874	693,720	820,486	(1,360,998)	1,033,082
Less: Net income attributable to noncontrolling interests	—	—	—	(153,208)	(153,208)
Net income attributable to DaVita Inc.	$879,874	$693,720	$820,486	$(1,514,206)	$879,874

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars in thousands, except per share data)

Consolidating Statements of Comprehensive Income

For the year ended December 31, 2018	DaVita Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Net income	$159,394	$103,196	$517,671	$(447,221)	$333,040
Other comprehensive income (loss)	6,153	—	(45,944)	—	(39,791)
Total comprehensive income	165,547	103,196	471,727	(447,221)	293,249
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	(173,646)	(173,646)
Comprehensive income attributable to DaVita Inc.	$165,547	$103,196	$471,727	$(620,867)	$119,603

For the year ended December 31, 2017
Net income	$663,618	$478,192	$241,312	$(552,567)	$830,555
Other comprehensive income	3,106	—	99,770	—	102,876
Total comprehensive income	666,724	478,192	341,082	(552,567)	933,431
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	(166,935)	(166,935)
Comprehensive income attributable to DaVita Inc.	$666,724	$478,192	$341,082	$(719,502)	$766,496

For the year ended December 31, 2016
Net income	$879,874	$693,720	$820,486	$(1,360,998)	$1,033,082
Other comprehensive loss	(290)	—	(29,337)	—	(29,627)
Total comprehensive income	879,584	693,720	791,149	(1,360,998)	1,003,455
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	(153,398)	(153,398)
Comprehensive income attributable to DaVita Inc.	$879,584	$693,720	$791,149	$(1,514,396)	$850,057

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars in thousands, except per share data)

Consolidating Balance Sheets

As of December 31, 2018	DaVita Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Cash and cash equivalents	$60,653	$—	$262,385	$—	$323,038
Restricted cash and equivalents	1,005	12,048	79,329	—	92,382
Accounts receivable, net	—	1,264,290	594,318	—	1,858,608
Other current assets	37,185	601,318	122,063	—	760,566
Current assets held for sale	—	4,440,953	948,612	—	5,389,565
Total current assets	98,843	6,318,609	2,006,707	—	8,424,159
Property and equipment, net	491,462	1,624,835	1,277,372	—	3,393,669
Intangible assets, net	153	42,933	75,760	—	118,846
Investments in subsidiaries	10,102,750	3,239,862	—	(13,342,612)	—
Intercompany receivables	3,419,448	—	1,471,203	(4,890,651)	—
Other long-term assets and investments	53,385	80,537	197,696	—	331,618
Goodwill	—	4,812,365	2,029,595	—	6,841,960
Total assets	$14,166,041	$16,119,141	$7,058,333	$(18,233,263)	$19,110,252
Current liabilities	$1,945,943	$1,251,534	$449,925	$—	$3,647,402
Current liabilities held for sale	—	722,766	520,993	—	1,243,759
Total current liabilities	1,945,943	1,974,300	970,918	—	4,891,161
Intercompany payables	—	3,327,026	1,563,625	(4,890,651)	—
Long-term debt and other long-term liabilities	7,918,581	715,065	552,406	—	9,186,052
Noncontrolling interests subject to put provisions	598,075	—	—	526,566	1,124,641
Total DaVita Inc. shareholders' equity	3,703,442	10,102,750	3,239,862	(13,342,612)	3,703,442
Noncontrolling interests not subject to put provisions	—	—	731,522	(526,566)	204,956
Total equity	3,703,442	10,102,750	3,971,384	(13,869,178)	3,908,398
Total liabilities and equity	$14,166,041	$16,119,141	$7,058,333	$(18,233,263)	$19,110,252

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars in thousands, except per share data)

Consolidating Balance Sheets - (continued)

As of December 31, 2017	DaVita Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Cash and cash equivalents	$149,305	$—	$358,929	$—	$508,234
Restricted cash and equivalents	1,002	9,384	300	—	10,686
Accounts receivable, net	—	1,208,715	506,035	—	1,714,750
Other current assets	67,025	621,409	86,955	—	775,389
Current assets held for sale	—	4,992,067	769,575	—	5,761,642
Total current assets	217,332	6,831,575	1,721,794	—	8,770,701
Property and equipment, net	408,010	1,560,390	1,180,813	—	3,149,213
Intangible assets, net	250	50,971	62,606	—	113,827
Investments in subsidiaries	10,009,874	3,085,722	—	(13,095,596)	—
Intercompany receivables	3,677,947	—	1,313,213	(4,991,160)	—
Other long-term assets and investments	47,297	68,344	214,875	—	330,516
Goodwill	—	4,732,320	1,877,959	—	6,610,279
Total assets	$14,360,710	$16,329,322	$6,371,260	$(18,086,756)	$18,974,536
Current liabilities	$238,706	$1,207,482	$436,262	$—	$1,882,450
Current liabilities held for sale	—	739,294	445,776	—	1,185,070
Total current liabilities	238,706	1,946,776	882,038	—	3,067,520
Intercompany payables	—	3,690,042	1,301,118	(4,991,160)	—
Long-term debt and other long-term liabilities	8,857,373	682,630	469,587	—	10,009,590
Noncontrolling interests subject to put provisions	574,602	—	—	436,758	1,011,360
Total DaVita Inc. shareholders' equity	4,690,029	10,009,874	3,085,722	(13,095,596)	4,690,029
Noncontrolling interests not subject to put provisions	—	—	632,795	(436,758)	196,037
Total equity	4,690,029	10,009,874	3,718,517	(13,532,354)	4,886,066
Total liabilities and equity	$14,360,710	$16,329,322	$6,371,260	$(18,086,756)	$18,974,536

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars in thousands, except per share data)

Consolidating Statements of Cash Flow

For the year ended December 31, 2018	DaVita Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Cash flows from operating activities:
Net income	$159,394	$103,196	$517,671	$(447,221)	$333,040
Changes in operating assets and liabilities and non-cash items included in net income	(86,070)	818,027	259,422	447,221	1,438,600
Net cash provided by operating activities	73,324	921,223	777,093	—	1,771,640
Cash flows from investing activities:
Additions of property and equipment, net	(175,787)	(534,278)	(277,073)	—	(987,138)
Acquisitions	—	(73,046)	(110,110)	—	(183,156)
Proceeds from asset sales, net of cash divested	—	61,962	88,243	—	150,205
Investments and other items	30,962	(16,362)	(154)	—	14,446
Net cash used in investing activities	(144,825)	(561,724)	(299,094)	—	(1,005,643)
Cash flows from financing activities:
Long-term debt and related financing costs, net	725,889	(11,437)	(19,675)	—	694,777
Intercompany borrowing	404,897	(311,778)	(93,119)	—	—
Other items	(1,147,934)	(28,067)	(144,130)	—	(1,320,131)
Net cash used in financing activities	(17,148)	(351,282)	(256,924)	—	(625,354)
Effect of exchange rate changes on cash	—	—	(3,350)	—	(3,350)
Net (decrease) increase in cash, cash equivalents and restricted cash	(88,649)	8,217	217,725	—	137,293
Less: Net increase in cash, cash equivalents and restricted cash from discontinued operations	—	5,553	235,240	—	240,793
Net (decrease) increase in cash, cash equivalents and restricted cash from continuing operations	(88,649)	2,664	(17,515)	—	(103,500)
Cash, cash equivalents and restricted cash of continuing operations at beginning of the year	150,307	9,384	359,229	—	518,920
Cash, cash equivalents and restricted cash of continuing operations at end of the year	$61,658	$12,048	$341,714	$—	$415,420

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars in thousands, except per share data)

Consolidating Statements of Cash Flow - (continued)

For the year ended December 31, 2017	DaVita Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Cash flows from operating activities:
Net income	$663,618	$478,192	$241,312	$(552,567)	$830,555
Changes in operating assets and liabilities and non-cash items included in net income	(533,300)	368,135	695,209	552,567	1,082,611
Net cash provided by operating activities	130,318	846,327	936,521	—	1,913,166
Cash flows from investing activities:
Additions of property and equipment, net	(155,972)	(490,800)	(258,478)	—	(905,250)
Acquisitions	—	(693,522)	(110,357)	—	(803,879)
Proceeds from asset and business sales, net of cash divested	—	90,340	1,996	—	92,336
Investments and other items	211,619	(7,004)	47,446	—	252,061
Net cash provided by (used in) investing activities	55,647	(1,100,986)	(319,393)	—	(1,364,732)
Cash flows from financing activities:
Long-term debt and related financing costs, net	173,529	(12,662)	(6,019)	—	154,848
Intercompany borrowing	22,589	218,980	(241,569)	—	—
Other items	(781,697)	(2,493)	(136,915)	—	(921,105)
Net cash (used in) provided by financing activities	(585,579)	203,825	(384,503)	—	(766,257)
Effect of exchange rate changes on cash	—	—	254	—	254
Net (decrease) increase in cash, cash equivalents and restricted cash	(399,614)	(50,834)	232,879	—	(217,569)
Less: Net decrease in cash, cash equivalents and restricted cash from discontinued operations	—	(51,531)	(1,495)	—	(53,026)
Net (decrease) increase in cash, cash equivalents and restricted cash from continuing operations	(399,614)	697	234,374	—	(164,543)
Cash, cash equivalents and restricted cash of continuing operations at beginning of the year	549,921	8,687	124,855	—	683,463
Cash, cash equivalents and restricted cash of continuing operations at end of the year	$150,307	$9,384	$359,229	$—	$518,920

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars in thousands, except per share data)

Consolidating Statements of Cash Flow - (continued)

For the year ended December 31, 2016	DaVita Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Cash flows from operating activities:
Net income	$879,874	$693,720	$820,486	$(1,360,998)	$1,033,082
Changes in operating assets and liabilities and non-cash items included in net income	(612,706)	359,366	(168,614)	1,360,998	939,044
Net cash provided by operating activities	267,168	1,053,086	651,872	—	1,972,126
Cash flows from investing activities:
Additions of property and equipment, net	(139,303)	(382,305)	(307,487)	—	(829,095)
Acquisitions	—	(472,413)	(91,443)	—	(563,856)
Proceeds from asset sales	—	70,342	(5,617)	—	64,725
Investments and other items	153,031	(29,038)	2,565	—	126,558
Net cash provided by (used in) investing activities	13,728	(813,414)	(401,982)	—	(1,201,668)
Cash flows from financing activities:
Long-term debt and related financing costs, net	(92,460)	(27,830)	(4,152)	—	(124,442)
Intercompany borrowing	236,052	(231,800)	(4,252)	—	—
Other items	(1,061,203)	(21,525)	(144,811)	—	(1,227,539)
Net cash used in financing activities	(917,611)	(281,155)	(153,215)	—	(1,351,981)
Effect of exchange rate changes on cash	—	—	4,276	—	4,276
Net (decrease) increase in cash, cash equivalents and restricted cash	(636,715)	(41,483)	100,951	—	(577,247)
Less: Net (decrease) increase in cash, cash equivalents and restricted cash from discontinued operations	—	(50,170)	34,377	—	(15,793)
Net (decrease) increase in cash, cash equivalents and restricted cash from continuing operations	(636,715)	8,687	66,574	—	(561,454)
Cash, cash equivalents and restricted cash of continuing operations at beginning of the year	1,186,636	—	58,281	—	1,244,917
Cash, cash equivalents and restricted cash of continuing operations at end of the year	$549,921	$8,687	$124,855	$—	$683,463

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars in thousands, except per share data)

29.    Supplemental data (unaudited)
The following information is presented as supplemental data as required by the indentures governing the Company’s Senior Notes.
Condensed Consolidating Statements of Income

For the year ended December 31, 2018	Consolidated Total	Physician Groups	Unrestricted Subsidiaries	Company and Restricted Subsidiaries(1)
Dialysis and related lab patient service revenues	$10,709,981	$—	$—	$10,709,981
Less: Provision for uncollectible accounts	(49,587)	—	—	(49,587)
Net dialysis and related lab patient service revenues	10,660,394	—	—	10,660,394
Other revenues	744,457	—	—	744,457
Total net revenues	11,404,851	—	—	11,404,851
Operating expenses and charges	9,879,027	—	—	9,879,027
Operating income	1,525,824	—	—	1,525,824
Debt expense	(487,435)	—	—	(487,435)
Other income, net	10,089	—	—	10,089
Income tax expense	258,400	—	—	258,400
Net income from continuing operations	790,078	—	—	790,078
Net (loss) income from discontinued operations, net of tax	(457,038)	37,373	92	(494,503)
Net income	333,040	37,373	92	295,575
Less: Net income attributable to noncontrolling interests	(173,646)	(7,841)	—	(165,805)
Net income attributable to DaVita Inc.	$159,394	$29,532	$92	$129,770

Condensed Consolidating Statements of Comprehensive Income

For the year ended December 31, 2018	Consolidated Total	Physician Groups	Unrestricted Subsidiaries	Company and Restricted Subsidiaries(1)
Net income	$333,040	$37,373	$92	$295,575
Other comprehensive loss	(39,791)	—	—	(39,791)
Total comprehensive income	293,249	37,373	92	255,784
Less: Comprehensive income attributable to noncontrolling interest	(173,646)	(7,841)	—	(165,805)
Comprehensive income attributable to DaVita Inc.	$119,603	$29,532	$92	$89,979

(1)	After the elimination of the unrestricted subsidiaries and the physician groups

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars in thousands, except per share data)

Condensed Consolidating Balance Sheets

As of December 31, 2018	Consolidated Total	Physician Groups	Unrestricted Subsidiaries	Company and Restricted Subsidiaries(1)
Cash and cash equivalents	$323,038	$—	$—	$323,038
Restricted cash and equivalents	92,382	—	—	92,382
Accounts receivable, net	1,858,608	—	—	1,858,608
Other current assets	760,566	—	—	760,566
Other current assets held for sale	5,389,565	532,050	2,825	4,854,690
Total current assets	8,424,159	532,050	2,825	7,889,284
Property and equipment, net	3,393,669	—	—	3,393,669
Amortizable intangibles, net	118,846	—	—	118,846
Other long-term assets	331,618	—	—	331,618
Goodwill	6,841,960	—	—	6,841,960
Total assets	$19,110,252	$532,050	$2,825	$18,575,377
Current liabilities	$3,647,402	$—	$—	$3,647,402
Current liabilities held for sale	1,243,759	351,925	—	891,834
Total current liabilities	4,891,161	351,925	—	4,539,236
Payables to parent	—	25,456	2,825	(28,281)
Long-term debt and other long-term liabilities	9,186,052	—	—	9,186,052
Noncontrolling interests subject to put provisions	1,124,641	—	—	1,124,641
Total DaVita Inc. shareholders' equity	3,703,442	154,669	—	3,548,773
Noncontrolling interests not subject to put provisions	204,956	—	—	204,956
Shareholders' equity	3,908,398	154,669	—	3,753,729
Total liabilities and shareholders' equity	$19,110,252	$532,050	$2,825	$18,575,377

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars in thousands, except per share data)

Condensed Consolidating Statements of Cash Flow

For the year ended December 31, 2018	Consolidated Total	Physician Groups	Unrestricted Subsidiaries	Company and Restricted Subsidiaries(1)
Cash flows from operating activities:
Net income	$333,040	$37,373	$92	$295,575
Changes in operating and intercompany assets and liabilities and non-cash items included in net income	1,438,600	81,722	(92)	1,356,970
Net cash provided by operating activities	1,771,640	119,095	—	1,652,545
Cash flows from investing activities:
Additions of property and equipment	(987,138)	(2,746)	—	(984,392)
Acquisitions and divestitures, net	(183,156)	—	—	(183,156)
Proceeds from asset sales	150,205	—	—	150,205
Investments and other items, net	14,446	(154)	—	14,600
Net cash used in investing activities	(1,005,643)	(2,900)	—	(1,002,743)
Cash flows from financing activities:
Long-term debt and related financing costs, net	694,777	—	—	694,777
Intercompany	—	25,296	—	(25,296)
Other items	(1,320,131)	—	—	(1,320,131)
Net cash (used in) provided by financing activities	(625,354)	25,296	—	(650,650)
Effect of exchange rate changes on cash	(3,350)	—	—	(3,350)
Net increase (decrease) in cash, cash equivalents and restricted cash	137,293	141,491	—	(4,198)
Less: Net increase in cash, cash equivalents and restricted cash from discontinued operations	240,793	141,491	—	99,302
Net decrease in cash, cash equivalents and restricted cash from continuing operations	(103,500)	—	—	(103,500)
Cash, cash equivalents and restricted cash of continuing operations at beginning of the year	518,920	—	—	518,920
Cash, cash equivalents and restricted cash of continuing operations at end of the year	$415,420	$—	$—	$415,420

(1)	After the elimination of the unrestricted subsidiaries and the physician groups

EXHIBIT INDEX

2.1	Agreement and Plan of Merger, dated as of May 20, 2012, by and among DaVita Inc., Seismic Acquisition LLC, HealthCare Partners Holdings, LLC, and the Member Representative.(28)

2.2
Amendment, dated as of July 6, 2012, to the Agreement and Plan of Merger, dated as of May 20, 2012, by and among DaVita Inc., Seismic Acquisition LLC, HealthCare Partners Holdings, LLC, and the Member Representative.(25)

2.3
Amendment No. 2, dated as of August 30, 2013, to the Agreement and Plan of Merger, dated as of May 20, 2012, by and among DaVita Inc., Seismic Acquisition LLC, HealthCare Partners Holdings, LLC, and the Member Representative.✓

2.4
Amendment No. 3, dated as of June 22, 2018, to the Agreement and Plan of Merger, dated as of May 20, 2012, by and among DaVita Inc., Seismic Acquisition LLC, HealthCare Partners Holdings, LLC, and the Member Representative.(30)

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

10.2
Equity Purchase Agreement, dated as of December 5, 2017, by and among DaVita Inc., Collaborative Care Holdings, LLC, and solely with respect to Section 9.3 and Section 9.18 thereto, UnitedHealth Group Incorporated.(2)

10.3
Amendment No. 1 dated as of September 20, 2018, to that certain Equity Purchase Agreement, dated as of December 5, 2017, by and among DaVita, Inc., a Delaware corporation, Collaborative Care Holdings, LLC, a Delaware limited liability company and a wholly owned subsidiary of Optum, Inc., and solely with respect to Section 9.3 and Section 9.18 thereto, UnitedHealth Group Incorporated, a Delaware corporation.(31)

10.4
Second Amendment to Equity Purchase Agreement by and between DaVita, Inc., a Delaware corporation, and Collaborative Care Holdings, LLC, a Delaware limited liability company, dated as of December 11, 2018, amending that certain Equity Purchase Agreement, dated as of December 5, 2017, by and among DaVita, Inc., Collaborative Care Holdings, LLC, and, solely with respect to Section 9.3 and Section 9.18 thereto, UnitedHealth Group Incorporated (as previously amended).(14)

10.5
Credit Agreement, dated as of June 24, 2014, by and among DaVita Inc., the guarantors the guarantors party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, Barclays Bank PLC, and Wells Fargo Bank, National Association as Co-Syndication Agents, Bank of America, N.A., Credit Suisse AG, Goldman Sachs Bank USA, JPMorgan Chase Bank, N.A., Morgan Stanley Senior Funding, Inc., and SunTrust Bank, as Co-Documentation Agents, Barclays Bank PLC, Wells Fargo Securities, LLC, Credit Suisse Securities (USA) LLC, Goldman Sachs Bank USA, J.P. Morgan Securities, LLC, Bank of America, N.A., Morgan Stanley Senior Funding, Inc., and SunTrust Robinson Humphrey, Inc. as Joint Lead Arrangers and Joint Bookrunners, The Bank of Nova Scotia, Credit Agricole Securities (USA) Inc., The Bank of Tokyo-Mitsubishi UFJ, Ltd., and Sumitomo Mitsui Banking Corporation, as Senior Managing Agents, HSBC Securities (USA) Inc., Fifth Third Bank, and Compass Bank as Managing Agents. (21)

10.6
Amendment No. 1, dated as of November 21, 2018, to that certain Credit Agreement, dated as of June 24, 2014, by and among DaVita Inc., the guarantors party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and the other agents from time to time party thereto.(16)

10.7	Corporate Integrity Agreement, dated as of October 22, 2014, by and among the Office of Inspector General of The Department of Health and Human Services and DaVita Inc.(27)

10.8
Form of Non-Competition and Non-Solicitation Agreement, dated as of May 20, 2012, between DaVita Inc. and Dr. Robert Margolis, Dr. William Chin, Dr. Thomas Paulsen, Mr. Zan Calhoun, and Ms. Lori Glisson. (28)

10.9	Employment Agreement, effective July 25, 2008, between DaVita Inc. and Kent J. Thiry.(15)*

10.10	Amendment to Employment Agreement, effective December 31, 2014, by and between DaVita Inc. and Kent. J. Thiry.*✓

10.11	Amendment Number Two to Employment Agreement, effective as of August 20, 2018, by and between DaVita Inc. and Kent J. Thiry (32).*

10.12	Employment Agreement, effective March 17, 2010, by and between DaVita Inc. and Javier Rodriguez.(20)*

10.13	Amendment to Employment Agreement, effective December 31, 2014, by and between DaVita Inc. and Javier Rodriguez.*✓

10.14	Employment Agreement, effective February 21, 2017, by and between DaVita Inc. and Joel Ackerman.(9)*

10.15	Employment Agreement, effective April 27, 2016, by and between DaVita HealthCare Partners Inc. and Kathleen A. Waters.(6)*

10.16	Employment Agreement, effective September 22, 2005, by and between DaVita Inc. and James Hilger.(8)*

10.17	Amendment to Mr. Hilger’s Employment Agreement, effective December 12, 2008.(18)*

10.18	Second Amendment to Mr. Hilger’s Employment Agreement, effective December 27, 2012.(23)*

10.19	Third Amendment to Employment Agreement, effective December 31, 2014, by and between DaVita Inc. and James Hilger.*✓

10.20	Transition Agreement, dated as of July 31, 2018, by and between DaVita Inc. and James Hilger.(30)*

10.21	Amendment to Stock Appreciation Rights Agreements, entered into effective as of March 1, 2018, by and between DaVita Inc. and Carol Anthony Davidson.(29)*

10.22	Consulting Agreement, effective June 15, 2017, by and between DaVita Inc. and Roger J. Valine.(3)*

10.23	Amendment to Stock Appreciation Rights Agreements, effective June 15, 2017, by and between DaVita Inc. and Roger J. Valine.(3)*

10.24	Form of Indemnity Agreement.(12)*

10.25	Form of Indemnity Agreement.(7)*

10.26	DaVita Deferred Compensation Plan.(9)*

10.27	Executive Incentive Plan (as Amended and Restated effective January 1, 2009).(19)*

10.28	DaVita Voluntary Deferral Plan.(5)*

10.29	Deferred Bonus Plan (Prosperity Plan).(17)*

10.30	Amendment No. 1 to Deferred Bonus Plan (Prosperity Plan).(18)*

10.31	Amended and Restated Employee Stock Purchase Plan.(13)*

10.32	DaVita Inc. Severance Plan for Directors and Above.*✓

10.33	Change in Control Bonus Program.(18)*

10.34	DaVita Inc. Non-Employee Director Compensation Policy. (29)*

10.35	Amended and Restated DaVita Inc. 2011 Incentive Award Plan.(11)*

10.36	DaVita Inc. Rule of 65 Policy, adopted on August 19, 2018.(32)*

10.37	Form of Stock Appreciation Rights Agreement-Executives (DaVita Inc. 2011 Incentive Award Plan).(30)*

10.38	Form of Restricted Stock Units Agreement-Executives (DaVita Inc. 2011 Incentive Award Plan).(30)*

10.39	Form of Performance Stock Units Agreement -Executives (DaVita Inc. 2011 Incentive Award Plan).(30)*

10.40	Form of Stock Appreciation Rights Agreement-Board members (DaVita Inc. 2011 Incentive Award Plan).(30)*

10.41	Form of 2014 Long Term Incentive Program Stock Appreciation Rights Agreement under the DaVita Inc. 2011 Incentive Award Plan and Long-Term Incentive Program.(10)*

10.42	Form of 2014 Long Term Incentive Program Restricted Stock Units Agreement under the DaVita Inc. 2011 Incentive Award Plan and Long-Term Incentive Program.(10)*

10.43	Form of Stock Appreciation Rights Agreement-Board members (DaVita Inc. 2011 Incentive Award Plan).(24)*

10.44	Form of Stock Appreciation Rights Agreement-Executives (DaVita Inc. 2011 Incentive Award Plan).(23)*

10.45	Form of Restricted Stock Units Agreement-Executives (DaVita Inc. 2011 Incentive Award Plan).(24)*

10.46	Form of Long-Term Incentive Program Award Agreement (For 162(m) designated teammates) (DaVita Inc. 2011 Incentive Award Plan).(23)*

10.47	Form of Long-Term Incentive Program Award Agreement (DaVita Inc. 2011 Incentive Award Plan).(23)*

21.1	List of our subsidiaries.✓

23.1	Consent of KPMG LLP, independent registered public accounting firm.✓

24.1	Powers of Attorney with respect to DaVita. (Included on Page S-1).

31.1	Certification of the Chief Executive Officer, dated February 22, 2019, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.✓

31.2	Certification of the Chief Financial Officer, dated February 22, 2019, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.✓

32.1	Certification of the Chief Executive Officer, dated February 22, 2019, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.✓

32.2	Certification of the Chief Financial Officer, dated February 22, 2019, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.✓

101.INS	XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.✓

101.SCH	XBRL Taxonomy Extension Schema Document.✓

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.✓

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.✓

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.✓

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.✓

✓	Included in this filing.
*	Management contract or executive compensation plan or arrangement.
**	Portions of this exhibit are subject to a request for confidential treatment and have been redacted and filed separately with the SEC.

(1)	Filed on November 2, 2016 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.

(2)	Filed on December 6, 2017 as an exhibit to the Company’s Current Report on Form 8-K.

(3)	Filed on November 7, 2017 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.

(4)	Filed on August 28, 2012 as an exhibit to the Company’s Current Report on Form 8-K.

(5)	Filed on November 8, 2005 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

(6)	Filed on May 2, 2017 as an exhibit to the Company’s Quarterly Report on 10-Q for the quarter ended March 31, 2017.

(7)	Filed on March 3, 2005 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

(8)	Filed on August 7, 2006 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2006.

(9)	Filed on February 24, 2017 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

(10)	Filed on November 6, 2014 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.

(11)	Filed on April 28, 2014 as Appendix A to the Company's Definitive Proxy Statement on Schedule 14A.

(12)	Filed on December 20, 2006 as an exhibit to the Company’s Current Report on Form 8-K.

(13)	Filed on June 4, 2007 as an exhibit to the Company’s Current Report on Form 8-K.

(14)	Filed on December 17, 2018 as an exhibit to the Company’s Current Report on Form 8-K.

(15)	Filed on July 31, 2008 as an exhibit to the Company’s Current Report on Form 8-K.

(16)	Filed on November 26, 2018 as an exhibit to the Company’s Current Report on Form 8-K.

(17)	Filed on February 29, 2008 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

(18)	Filed on February 27, 2009 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008

(19)	Filed on June 18, 2009 as an exhibit to the Company’s Current Report on Form 8-K.

(20)	Filed on April 14, 2010 as an exhibit to the Company’s Current Report on Form 8-K.

(21)	Filed on August 1, 2014 as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

(22)	Filed on April 17, 2015 as an exhibit to the Company’s Current Report on Form 8-K.

(23)	Filed on March 1, 2013 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

(24)	Filed on August 4, 2011 as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

(25)	Filed on July 9, 2012 as an exhibit to the Company’s Current Report on Form 8-K.

(26)	Filed on June 16, 2014 as an exhibit to the Company's Current Report on Form 8-K.

(27)	Filed on October 23, 2014 as an exhibit to the Company's Current Report on Form 8-K.

(28)	Filed on May 21, 2012 as an exhibit to the Company's Current Report on Form 8-K.

(29)	Filed on May 3, 2018 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.

(30)	Filed on August 1, 2018 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.

(31)	Filed on September 24, 2018 as an exhibit to the Company’s Current Report on Form 8-K.

(32)	Filed on August 23, 2018 as an exhibit to the Company’s Current Report on Form 8-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Annual Report on Form 10-K to be signed on our behalf by the undersigned, thereunto duly authorized, in the City of Denver, State of Colorado, on February 22, 2019.

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

S-1

Signature	Title	Date

/S/ KENT J. THIRY	Chairman and Chief Executive Officer	February 22, 2019
Kent J. Thiry	(Principal Executive Officer)

/S/ JOEL ACKERMAN	Chief Financial Officer	February 22, 2019
Joel Ackerman	(Principal Financial Officer)

/S/ JAMES K. HILGER	Chief Accounting Officer	February 22, 2019
James K. Hilger	(Principal Accounting Officer)

/S/ PAMELA M. ARWAY	Director	February 22, 2019
Pamela M. Arway

/S/ CHARLES G. BERG	Director	February 22, 2019
Charles G. Berg

/S/ BARBARA J. DESOER	Director	February 22, 2019
Barbara J. Desoer

/S/ PASCAL DESROCHES	Director	February 22, 2019
Pascal Desroches

/S/ PAUL J. DIAZ	Director	February 22, 2019
Paul J. Diaz

/S/ PETER T. GRAUER	Director	February 22, 2019
Peter T. Grauer

/S/ JOHN M. NEHRA	Director	February 22, 2019
John M. Nehra

/S/ WILLIAM L. ROPER	Director	February 22, 2019
William L. Roper

/S/ PHYLLIS R. YALE	Director	February 22, 2019
Phyllis R. Yale

S-2

DAVITA INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Balance at beginning of year	Acquisitions	Amounts charged to income	Amounts written off	Balance at end of year
Description
	(in thousands)
Allowance for uncollectible accounts:
Year ended December 31, 2018	$218,399	$—	$42,287	$207,762	$52,924
Year ended December 31, 2017	$238,897	$—	$478,365	$498,863	$218,399
Year ended December 31, 2016	$251,734	$—	$442,985	$455,822	$238,897

S-3