Form 10-Q
period 2019-03-31
DAVITA INC.
filed 2019-05-07
CIK 927066

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading symbol(s):	Name of each exchange on which registered:
Common Stock, $0.001 par value	DVA	New York Stock Exchange
As of May 3, 2019, the number of shares of the Registrant’s common stock outstanding was approximately 166.4 million shares.

DAVITA INC.

Note: Items 3 and 4 of Part II are omitted because they are not applicable.

i

DAVITA INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars in thousands, except per share data)

	Three months ended March 31,
	2019	2018
Dialysis and related lab patient service revenues	$2,635,152	$2,591,074
Provision for uncollectible accounts	(5,463)	25,545
Net dialysis and related lab patient service revenues	2,629,689	2,616,619
Other revenues	113,423	232,825
Total revenues	2,743,112	2,849,444
Operating expenses and charges:
Patient care costs	1,964,935	2,035,585
General and administrative	250,813	266,529
Depreciation and amortization	148,528	142,799
Equity investment income	(2,708)	(155)
Provision for uncollectible accounts	—	(6,000)
Goodwill impairment charges	41,037	—
Total operating expenses and charges	2,402,605	2,438,758
Operating income	340,507	410,686
Debt expense	(131,519)	(113,516)
Other income, net	6,940	4,582
Income from continuing operations before income taxes	215,928	301,752
Income tax expense	56,746	70,737
Net income from continuing operations	159,182	231,015
Net income (loss) from discontinued operations, net of tax	30,305	(5,786)
Net income	189,487	225,229
Less: Net income attributable to noncontrolling interests	(40,198)	(46,543)
Net income attributable to DaVita Inc.	$149,289	$178,686
Earnings per share attributable to DaVita Inc.:
Basic net income from continuing operations per share	$0.72	$1.07
Basic net income per share	$0.90	$1.00
Diluted net income from continuing operations per share	$0.72	$1.05
Diluted net income per share	$0.90	$0.98
Weighted average shares for earnings per share:
Basic	166,387,958	178,957,865
Diluted	166,780,657	181,834,547
Amounts attributable to DaVita Inc.:
Net income from continuing operations	$120,254	$191,015
Net income (loss) from discontinued operations	29,035	(12,329)
Net income attributable to DaVita Inc.	$149,289	$178,686

See notes to condensed consolidated financial statements.

DAVITA INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(dollars in thousands)

	Three months ended March 31,
	2019	2018
Net income	$189,487	$225,229
Other comprehensive income, net of tax:
Unrealized (losses) gains on interest rate cap agreements:
Unrealized (losses) gains	(580)	1,050
Reclassifications of net realized losses into net income	1,606	1,537
Unrealized (losses) gains on foreign currency translation:
Foreign currency translation adjustments	(13,653)	19,881
Other comprehensive (loss) income	(12,627)	22,468
Total comprehensive income	176,860	247,697
Less: Comprehensive income attributable to noncontrolling interests	(40,198)	(46,543)
Comprehensive income attributable to DaVita Inc.	$136,662	$201,154
 See notes to condensed consolidated financial statements.

DAVITA INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands, except per share data)

	March 31, 2019	December 31, 2018
ASSETS
Cash and cash equivalents	$459,242	$323,038
Restricted cash and equivalents	102,192	92,382
Short-term investments	4,035	2,935
Accounts receivable, net	1,953,422	1,858,608
Inventories	104,236	107,381
Other receivables	489,581	469,796
Income tax receivable	42,650	68,614
Prepaid and other current assets	64,770	111,840
Current assets held for sale, net	6,004,948	5,389,565
Total current assets	9,225,076	8,424,159
Property and equipment, net of accumulated depreciation of $3,538,992 and $3,524,098	3,392,266	3,393,669
Operating lease right-of-use assets	2,736,536	—
Intangible assets, net of accumulated amortization of $82,265 and $80,566	118,324	118,846
Equity method and other investments	226,309	224,611
Long-term investments	34,414	35,424
Other long-term assets	73,651	71,583
Goodwill	6,799,368	6,841,960
	$22,605,944	$19,110,252
LIABILITIES AND EQUITY
Accounts payable	$365,192	$463,270
Other liabilities	572,944	595,850
Accrued compensation and benefits	495,327	658,913
Current portion of operating leases liabilities	367,413	—
Current portion of long-term debt	4,676,691	1,929,369
Current liabilities held for sale	1,753,310	1,243,759
Total current liabilities	8,230,877	4,891,161
Long-term operating leases liabilities	2,625,776	—
Long-term debt	5,787,013	8,172,847
Other long-term liabilities	143,756	450,669
Deferred income taxes	588,805	562,536
Total liabilities	17,376,227	14,077,213
Commitments and contingencies:
Noncontrolling interests subject to put provisions	1,143,044	1,124,641
Equity:
Preferred stock ($0.001 par value, 5,000,000 shares authorized; none issued)	—	—
Common stock ($0.001 par value, 450,000,000 shares authorized; 166,396,147 and 166,387,307 shares issued and outstanding, respectively)	166	166
Additional paid-in capital	990,380	995,006
Retained earnings	2,932,359	2,743,194
Accumulated other comprehensive loss	(47,551)	(34,924)
Total DaVita Inc. shareholders' equity	3,875,354	3,703,442
Noncontrolling interests not subject to put provisions	211,319	204,956
Total equity	4,086,673	3,908,398
	$22,605,944	$19,110,252
See notes to condensed consolidated financial statements.

DAVITA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Three months ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$189,487	$225,229
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	148,528	142,799
Impairment charges	41,037	—
Stock-based compensation expense	12,110	9,685
Deferred income taxes	41,372	43,617
Equity investment (loss) income, net	(337)	3,564
Other non-cash charges, net	1,720	9,959
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivable	(132,292)	(63,701)
Inventories	3,324	57,621
Other receivables and other current assets	1,199	(34,120)
Other long-term assets	(1,997)	2,054
Accounts payable	(38,537)	(62,830)
Accrued compensation and benefits	(173,583)	(62,550)
Other current liabilities	17,236	49,379
Income taxes	32,502	30,772
Other long-term liabilities	(465)	11,061
Net cash provided by operating activities	141,304	362,539
Cash flows from investing activities:
Additions of property and equipment	(198,878)	(232,443)
Acquisitions	(11,274)	(16,582)
Proceeds from asset and business sales	13,903	18,535
Purchase of other debt and equity investments	(3,290)	(2,646)
Purchase of investments held-to-maturity	(209)	(3,586)
Proceeds from sale of other debt and equity investments	3,302	5,151
Proceeds from investments held-to-maturity	—	31,454
Purchase of equity investments	(4,067)	(2,476)
Distributions received on equity investments	155	2,465
Net cash used in investing activities	(200,358)	(200,128)
Cash flows from financing activities:
Borrowings	17,133,464	13,306,898
Payments on long-term debt and other financing costs	(16,776,267)	(13,202,225)
Purchase of treasury stock	—	(290,377)
Distributions to noncontrolling interests	(44,230)	(45,467)
Stock award exercises and other share issuances, net	1,517	(1,185)
Contributions from noncontrolling interests	18,947	12,009
Purchases of noncontrolling interests	(8,480)	(2,200)
Net cash provided by (used in) financing activities	324,951	(222,547)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(921)	6,668
Net increase (decrease) in cash, cash equivalents and restricted cash	264,976	(53,468)
Less: Net increase in cash, cash equivalents and restricted cash from discontinued operations	118,962	17,834
Net increase (decrease) in cash, cash equivalents and restricted cash from continuing operations	146,014	(71,302)
Cash, cash equivalents and restricted cash of continuing operations at beginning of the year	415,420	518,920
Cash, cash equivalents and restricted cash of continuing operations at end of the period	$561,434	$447,618

See notes to condensed consolidated financial statements.

DAVITA INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)
(dollars and shares in thousands)

	Non- controlling interests subject to put provisions	DaVita Inc. Shareholders’ Equity								Non- controlling interests not subject to put provisions

		Common stock		Additional paid-in capital	Retained earnings	Treasury stock		Accumulated other comprehensive income
		Shares	Amount			Shares	Amount		Total
Balance at January 1, 2018	$1,011,360	182,462	$182	$1,042,899	$3,633,713	—	$—	$13,235	$4,690,029	$196,037
Cumulative effect of change in accounting principle					8,368			(8,368)	—
Comprehensive income:
Net income	24,107				178,686				178,686	22,436
Other comprehensive income								22,468	22,468
Stock unit shares issued		4							—
Stock-settled SAR shares issued		195	1	(4,887)					(4,886)
Stock-settled stock-based compensation expense				9,682					9,682
Changes in noncontrolling interest from:
Distributions	(26,166)									(19,301)
Contributions	9,508									2,501
Acquisitions and divestitures	688			76					76	(66)
Partial purchases				(1,994)					(1,994)	(206)
Fair value remeasurements	15,004			(15,004)					(15,004)
Purchase of treasury stock						(4,197)	(298,377)		(298,377)
Balance at March 31, 2018	$1,034,501	182,661	$183	$1,030,772	$3,820,767	(4,197)	$(298,377)	$27,335	$4,580,680	$201,401

	Non- controlling interests subject to put provisions	DaVita Inc. Shareholders’ Equity								Non- controlling interests not subject to put provisions

		Common stock		Additional paid-in capital	Retained earnings	Treasury stock		Accumulated other comprehensive loss
		Shares	Amount			Shares	Amount		Total
Balance at January 1, 2019	$1,124,641	166,387	$166	$995,006	$2,743,194	—	$—	$(34,924)	$3,703,442	$204,956
Cumulative effect of change in accounting principle	(38)				39,876				39,876	(6)
Comprehensive income:
Net income	25,389				149,289				149,289	14,809
Other comprehensive loss								(12,627)	(12,627)
Stock unit shares issued		9		(104)					(104)
Stock-settled SAR shares issued		—							—
Stock-settled stock-based compensation expense				12,091					12,091
Changes in noncontrolling interest from:
Distributions	(27,565)									(16,665)
Contributions	6,415									12,532
Acquisitions and divestitures	1,762			—					—	—
Partial purchases	(1,967)			(2,206)					(2,206)	(4,307)
Fair value remeasurements	14,407			(14,407)					(14,407)
Balance at March 31, 2019	$1,143,044	166,396	$166	$990,380	$2,932,359	—	$—	$(47,551)	$3,875,354	$211,319

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

1.	Condensed consolidated interim financial statements
The condensed consolidated interim financial statements included in this report are prepared by the Company without audit. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations are reflected in these condensed consolidated interim financial statements. All significant intercompany accounts and transactions have been eliminated. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The most significant estimates and assumptions underlying these financial statements and accompanying notes generally involve revenue recognition and accounts receivable, leases, impairments of goodwill and investments, accounting for income taxes, consolidation of variable interest entities and certain fair value estimates. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the operating results for the full year. The condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (10-K). Prior year balances and amounts have been reclassified to conform to the current year presentation. The Company has evaluated subsequent events through the date these condensed consolidated financial statements were issued and has included all necessary adjustments and disclosures.

2.	Revenue recognition
The Company’s allowance for doubtful accounts related to performance obligations satisfied in years prior was $42,235 and $52,924 as of March 31, 2019 and December 31, 2018, respectively.
There are significant uncertainties associated with estimating revenue, which generally take several years to resolve. These estimates are subject to ongoing insurance coverage changes, geographic coverage differences, differing interpretations of contract coverage and other payor issues, as well as patient issues including determining applicable primary and secondary coverage, changes in patient coverage and coordination of benefits. As these estimates are refined over time, both positive and negative adjustments to revenue are recognized in the current period. As a result of changes in these estimates, additional revenue of $27,179 was recognized during the three months ended March 31, 2019 associated with performance obligations satisfied prior to January 1, 2019. Additional revenue of $67,410 was recognized during the three months ended March 31, 2018 associated with performance obligations satisfied prior to January 1, 2018, which included $24,000 from electing to apply ASC Topic 606 only to contracts not substantially completed as of January 1, 2018.
The following table summarizes the Company's segment revenues by primary payor source:

	For the three months ended
	March 31, 2019			March 31, 2018
	U.S. dialysis and related lab services	Other - Ancillary services and strategic initiatives	Consolidated	U.S. dialysis and related lab services	Other - Ancillary services and strategic initiatives	Consolidated
Patient service revenues:
Medicare and Medicare Advantage	$1,493,516	$—	$1,493,516	$1,485,192	$—	$1,485,192
Medicaid and Managed Medicaid	154,190	—	154,190	157,496	—	157,496
Other government	106,127	84,475	190,602	107,119	82,537	189,656
Commercial	788,413	33,388	821,801	782,979	19,718	802,697
Other revenues:
Medicare and Medicare Advantage	—	61,700	61,700	—	142,758	142,758
Medicaid and Managed Medicaid	—	6	6	—	15,791	15,791
Commercial	—	32,619	32,619	—	40,420	40,420
Other(1)	4,905	17,750	22,655	5,114	38,941	44,055
Eliminations of intersegment revenues	(30,641)	(3,336)	(33,977)	(18,422)	(10,199)	(28,621)
Total	$2,516,510	$226,602	$2,743,112	$2,519,478	$329,966	$2,849,444

(1)	Other consists of management fees and revenue from the Company's ancillary services and strategic initiatives.

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
Basic earnings per share is calculated by dividing net income attributable to the Company, adjusted for any change in noncontrolling interest redemption rights in excess of fair value, by the weighted average number of common shares outstanding, net of the weighted average shares held in escrow that under certain circumstances may have been returned to the Company.
Diluted earnings per share includes the dilutive effect of outstanding stock-settled stock appreciation rights (SSARs) and unvested stock units (under the treasury stock method) as well as the weighted average shares held in escrow that were outstanding during the period.
The reconciliations of the numerators and denominators used to calculate basic and diluted earnings per share were as follows:

	Three months ended March 31,
	2019	2018
Numerators:
Net income from continuing operations attributable to DaVita Inc.	$120,254	$191,015
Net income (loss) from discontinued operations attributable to DaVita Inc.	29,035	(12,329)
Net income attributable to DaVita Inc. for earnings per share calculation	$149,289	$178,686

Basic:
Weighted average shares outstanding during the period	166,388	181,152
Weighted average contingently returnable shares held in escrow for the DaVita HealthCare Partners merger	—	(2,194)
Weighted average shares for basic earnings per share calculation	166,388	178,958

Basic net income (loss) attributable to DaVita Inc. from:
Continuing operations per share	$0.72	$1.07
Discontinued operations per share	0.18	(0.07)
Basic net income per share attributable to DaVita Inc.	$0.90	$1.00

Diluted:
Weighted average shares outstanding during the period	166,388	181,152
Assumed incremental shares from stock plans	393	683
Weighted average shares for diluted earnings per share calculation	166,781	181,835

Diluted net income (loss) attributable to DaVita Inc. from:
Continuing operations per share	$0.72	$1.05
Discontinued operations per share	0.18	(0.07)
Diluted net income per share attributable to DaVita Inc.	$0.90	$0.98
Anti-dilutive stock-settled awards excluded from calculation(1)	6,150	3,453

(1)	Shares associated with stock-settled stock appreciation rights excluded from the diluted denominator calculation because they are anti-dilutive under the treasury stock method.

4.	Restricted cash and equivalents
The Company had restricted cash and cash equivalents at March 31, 2019 and December 31, 2018. There has been no material change in the nature of the Company's restricted cash and cash equivalents from that described in Note 4 to the Company's consolidated financial statements included in the 10-K.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

5.	Short-term and long-term investments
The Company’s short-term and long-term debt and equity investments consist of the following:

	March 31, 2019			December 31, 2018
	Debt securities	Equity securities	Total	Debt securities	Equity securities	Total
Certificates of deposit and other time deposits	$2,235	$—	$2,235	$2,235	$—	$2,235
Investments in mutual funds and common stock	—	36,214	36,214	—	36,124	36,124
	$2,235	$36,214	$38,449	$2,235	$36,124	$38,359
Short-term investments	$2,235	$1,800	$4,035	$2,235	$700	$2,935
Long-term investments	—	34,414	34,414	—	35,424	35,424
	$2,235	$36,214	$38,449	$2,235	$36,124	$38,359

Debt securities: The Company's short-term debt investments are principally bank certificates of deposit with contractual maturities longer than three months but shorter than one year. These debt securities are accounted for as held to maturity and recorded at amortized cost, which approximates their fair values at March 31, 2019 and December 31, 2018.
Equity securities: The Company's equity investments in mutual funds and common stock are held within a trust to fund existing obligations associated with several of the Company’s non-qualified deferred compensation plans. During the three months ended March 31, 2019, the Company recognized pre-tax net gains in the income statement of $1,893 associated with changes in the fair value of these equity securities, comprised of pre-tax realized gains of $170 and a net increase in unrealized gains of $1,723. During the three months ended March 31, 2018, the Company recognized pre-tax realized gains in the income statement of $86 associated with changes in the fair value of these equity securities, comprised of pre-tax realized gains of $3,746 and a net decrease in unrealized gains of $3,660.

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
The Company's equity method and other investments were comprised of the following:

	March 31, 2019	December 31, 2018
APAC joint venture	$125,062	$129,173
Other equity method partnerships	88,861	83,052
Adjusted cost method investments	12,386	12,386
	$226,309	$224,611

During the three months ended March 31, 2019 and 2018, the Company recognized equity investment income of $2,708 and $155, respectively, from equity method investments in nonconsolidated businesses.
The Company's largest equity method investment is its ownership interest in DaVita Care Pte. Ltd. (the APAC joint venture, or APAC JV). The Company's other equity method investments include legal entities for which the Company maintains significant influence but over which it does not have a controlling financial interest. Almost all of these are U.S. partnerships in the form of limited liability companies. The Company's ownership interests in these partnerships vary, but typically range from 30% to 50%. During the three months ended March 31, 2019 and 2018, there have been no meaningful impairments or other valuation adjustments recognized on these investments.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

7.	Goodwill
Changes in goodwill by reportable segment were as follows:

	U.S. dialysis and related lab services	Other-ancillary services and strategic initiatives	Consolidated total
Balance at December 31, 2017	$6,144,761	$465,518	$6,610,279
Acquisitions	130,574	147,774	278,348
Divestitures	(331)	(15,166)	(15,497)
Impairment charges	—	(3,106)	(3,106)
Foreign currency and other adjustments	—	(28,064)	(28,064)
Balance at December 31, 2018	$6,275,004	$566,956	$6,841,960
Acquisitions	7,027	1,628	8,655
Impairment charges	—	(41,037)	(41,037)
Foreign currency and other adjustments	—	(10,210)	(10,210)
Balance at March 31, 2019	$6,282,031	$517,337	$6,799,368

Balance at March 31, 2019:
Goodwill	$6,282,031	$585,347	$6,867,378
Accumulated impairment charges	—	(68,010)	(68,010)
	$6,282,031	$517,337	$6,799,368

The Company elected to early adopt ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment effective January 1, 2017. The amendments in this ASU simplify the test for goodwill impairment by eliminating the second step in the assessment. All goodwill impairment tests performed since adoption were performed under this new guidance.
During the three months ended March 31, 2019, the Company performed goodwill impairment assessments of certain reporting units previously disclosed as at-risk of significant goodwill impairment. As a result of these assessments, the Company recognized a $41,037 goodwill impairment charge in its Germany kidney care business during the three months ended March 31, 2019. This charge resulted primarily from a change in relevant discount rates, a decline in current and expected patient census in the quarter and higher than expected current and future costs, primarily due to newly announced legislation that is expected to increase wages in that market.
This impairment charge includes an $8,865 increase to the goodwill impairment charge, and reduction to deferred tax expense, related to deferred tax assets that the impairment itself generates. The effect is a $41,037 goodwill impairment charge to operating income and an $8,865 credit to tax expense, for a net $32,172 impact on net income.
As of March 31, 2019, the Company's Germany kidney care business remains at-risk of further goodwill impairment. Further change in expected patient census, increases in operating costs, reductions in reimbursement rates, changes in actual or expected growth rates, or other significant adverse changes in expected future cash flows or valuation assumptions could result in additional goodwill impairment charges in our Germany kidney care business.

Reporting unit	Goodwill balance as of March 31, 2019	Carrying amount coverage(1)	Sensitivities
			Operating income(2)	Discount rate(3)
Germany Kidney Care	$354,182	—%	(1.4)%	(9.3)%

(1)	Excess of estimated fair value of the reporting unit over its carrying amount as of the latest assessment date.

(2)	Potential impact on estimated fair value of a sustained, long-term reduction of 3% in operating income as of the latest assessment date.

(3)	Potential impact on estimated fair value of an increase in discount rates of 100 basis points as of the latest assessment date.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

The Company did not recognize any goodwill impairment charges during the three months ended March 31, 2018.
Except as described above and in Note 11 to the Company's consolidated financial statements included in the 10-K, none of the Company's various other reporting units were considered at risk of significant goodwill impairment as of March 31, 2019. Since the dates of the Company's last annual goodwill impairment assessments there have been certain developments, events, changes in operating performance and other changes in key circumstances that have affected the Company's businesses. However, these changes did not cause management to believe it is more likely than not that the fair values of any of the Company's reporting units would be less than their respective carrying amounts as of March 31, 2019.

8.	Income taxes
As of March 31, 2019, the Company’s total liability for unrecognized tax benefits relating to tax positions that do not meet the more-likely-than-not threshold was $48,384, of which $45,541 would impact the Company's effective tax rate if recognized. The total balance increased $8,002 from the December 31, 2018 balance of $40,382.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in its income tax expense. At March 31, 2019 and December 31, 2018, the Company had approximately $9,903 and $9,019, respectively, accrued for interest and penalties related to unrecognized tax benefits, net of federal tax benefits.

9.	Long-term debt
Long-term debt was comprised of the following:

				As of March 31, 2019
	March 31, 2019	December 31, 2018	Maturity date	Interest rate	Estimated fair value (2)
Senior Secured Credit Facilities:
Term Loan A(1)	$650,000	$675,000	12/24/2019	2.00% + LIBOR	$649,155
Term Loan A-2(1)	995,000	995,000	12/24/2019	1.00% + LIBOR	$999,975
Term Loan B	3,333,750	3,342,500	6/24/2021	2.75% + LIBOR(3)	$3,350,419
Revolver(1)	575,000	175,000	12/24/2019	2.00% + LIBOR	$575,000
Senior Notes:
5 3/4% Senior Notes	1,250,000	1,250,000	8/15/2022	5.75%	$1,271,875
5 1/8% Senior Notes	1,750,000	1,750,000	7/15/2024	5.125%	$1,729,175
5% Senior Notes	1,500,000	1,500,000	5/1/2025	5%	$1,439,250
Acquisition obligations and other notes payable(4)	181,885	183,979	2019-2026	6.30%	$181,885
Financing lease obligations(5)	276,564	282,737	2019-2036	4.84%	$276,564
Total debt principal outstanding	10,512,199	10,154,216
Discount and deferred financing costs(6)	(48,495)	(52,000)
	10,463,704	10,102,216
Less current portion	(4,676,691)	(1,929,369)
	$5,787,013	$8,172,847

(1)	On May 6, 2019, the Company entered into an agreement to extend the maturity dates of its Term Loan A, Term Loan A-2 and Revolver by six months, to December 24, 2019.

(2)
Fair values are based upon quoted market prices for similar instruments, a level 2 input. The balances of acquisition obligations and other notes payable and financing lease obligations are presented in the condensed consolidated financial statements at March 31, 2019 at their approximate fair values due to the short-term nature of their settlements.

(3)	Term Loan B is subject to a LIBOR component floor of 0.75%.

(4)
The acquisition obligations and other notes payable interest rate is the weighted average interest rate based on the current interest rate in effect and assuming no changes to the LIBOR based interest rates.

(5)	The interest rate presented for financing lease obligations is the weighted average discount rate.

(6)
The carrying amount of the Company’s senior secured credit facilities includes a discount of $5,487 and deferred financing costs of $11,319, and the carrying amount of the Company’s senior notes includes deferred financing costs of $31,689 as of March 31, 2019.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

Scheduled maturities of long-term debt at March 31, 2019 were as follows:

2019 (remainder of the year)(1)	4,654,038
2020	83,658
2021	940,050
2022	1,291,930
2023	52,538
2024	1,784,606
Thereafter	1,705,379

(1)	Includes $2,372,764 representing our estimate of Term Loan B principal prepayments expected to be paid in 2019 from net cash proceeds of the DMG sale, as described below.
The Company's senior secured credit facilities become subject to partial mandatory prepayment if, and when, the Company consummates the sale of its DMG division to Collaborative Care Holdings, LLC (Optum), a subsidiary of UnitedHealth Group Inc. (the DMG sale).
As disclosed in the Company’s current report on Form 8-K filed November 26, 2018, the first amendment to the credit agreement governing the Company’s senior secured credit facilities amended existing covenants to permit the sale of the DMG business and require net cash proceeds from the sale in excess of $750,000 to be used to prepay debt outstanding under the Company’s credit facilities.
As of March 31, 2019, the Company expects to close the DMG sale in the near term and to prepay debt without immediately drawing down replacement debt. Accordingly, the Company has classified as current its estimate of the portion of its otherwise noncurrent debt that is expected to be prepaid with the expected net proceeds from the sale.
During the first three months of 2019, the Company made mandatory principal payments under its senior secured credit facilities totaling $25,000 on Term Loan A and $8,750 on Term Loan B.
As of March 31, 2019, the Company maintains several interest rate cap agreements entered into in October 2015 that have the economic effect of capping the Company's maximum exposure to LIBOR variable interest rate changes on specific portions of the Company's floating rate debt, including all of Term Loan B and part of Term Loan A. The remaining $483,750 outstanding principal balance of Term Loan A and the entire outstanding balance on Term Loan A-2 and Revolver are subject to LIBOR-based interest rate volatility. The cap agreements are designated as cash flow hedges and, as a result, changes in the fair values of these cap agreements are reported in other comprehensive (loss) income. The amortization of the original cap premium is recognized as a component of debt expense on a straight-line basis over the terms of the cap agreements. These cap agreements do not contain credit-risk contingent features.
The following table summarizes the Company’s derivative instruments outstanding as of March 31, 2019 and December 31, 2018, which are classified in "Other long-term assets" on its consolidated balance sheet:

					March 31, 2019		Fair value
	Notional amount	LIBOR maximum rate	Effective date	Expiration date	Debt expense	Recorded OCI loss	March 31, 2019	December 31, 2018
October 2015 caps	$3,500,000	3.5%	6/29/2018	6/30/2020	$2,163	$781	$70	$851

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

 The following table summarizes the effects of the Company’s interest rate cap agreements for the three months ended March 31, 2019 and 2018:

	Amount of unrecognized (losses) gains in OCI on interest rate cap agreements		Income statement location	Reclassification from accumulated other comprehensive income into net income
	Three months ended March 31,			Three months ended March 31,
Derivatives designated as cash flow hedges	2019	2018		2019	2018
Interest rate cap agreements	$(781)	$1,414	Debt expense	$2,163	$2,070
Tax expense (benefit)	201	(364)	Tax expense	(557)	(533)
Total	$(580)	$1,050		$1,606	$1,537

See Note 14 to these condensed consolidated financial statements for further details on amounts recorded and reclassified from accumulated other comprehensive income.
The Company’s weighted average effective interest rate on the senior secured credit facilities at the end of the first quarter was 5.00%, based on the current margins in effect for Term Loan A, Term Loan A-2, Term Loan B and Revolver, as of March 31, 2019, as described above.
The Company’s overall weighted average effective interest rate during the quarter ended March 31, 2019 was 5.16% and as of March 31, 2019 was 5.14%.
As of March 31, 2019, the Company’s interest rates are fixed on approximately 46.31% of its total debt.
As of March 31, 2019, the Company had $575,000 drawn on its $1,000,000 revolving line of credit under its senior secured credit facilities, of which approximately $38,017 was committed for outstanding letters of credit. The Company also has approximately $40,871 of additional outstanding letters of credit under a separate bilateral secured letter of credit facility, and $211 of committed outstanding letters of credit which are backed by a certificate of deposit.

10.	Leases
The majority of the Company’s facilities are leased under non-cancellable operating leases ranging in terms from five years to fifteen years and which contain renewal options of five years to ten years at the fair rental value at the time of renewal. These renewal options are included in the Company’s determination of the right-of-use assets and related lease liabilities when renewal is considered reasonably certain at the commencement date. Certain of the Company’s leases are subject to periodic consumer price index increases or contain fixed escalation clauses. The Company also leases certain facilities and equipment under finance leases. The Company has elected the practical expedient to not separate lease components from non-lease components related to its real estate financing and operating leases.
Financing and operating right-of-use assets are recognized based on the net present value of lease payments over the lease term at the commencement date. Since most of the Company's leases do not provide an implicit rate of return, the Company uses its incremental borrowing rate based on information available at the commencement date in determining the present value of lease payments.
As of March 31, 2019 and December 31, 2018, assets recorded under finance leases were $233,209 and $367,164, respectively, and accumulated amortization associated with finance leases was $9,972 and $131,971, respectively, included in property and equipment, net, on the Company's consolidated balance sheet.
In certain markets, the Company acquires and develops dialysis centers. Upon completion, the Company sells the center to a third party and leases the space back with the intent of operating the center on a long term basis. Both the sale and leaseback terms are generally market terms. The lease terms are consistent with the Company's other operating leases with the majority of the leases under non-cancellable operating leases ranging in terms from five years to fifteen years and which contain renewal options of five years to ten years at the fair rental value at the time of renewal.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

The Company adopted Topic 842, Leases beginning on January 1, 2019 through a modified retrospective approach for leases existing at the adoption date with a cumulative effect adjustment. Consequently, financial information was not updated for dates and periods before January 1, 2019.
The components of lease expense were as follows:

Lease cost	Three months ended March 31, 2019
Operating lease cost(1):
Fixed lease expense	$128,110
Variable lease expense	28,571
Financing lease cost:
Amortization of leased assets	5,826
Interest on lease liabilities	3,775
Net lease cost	$166,282

(1)	Includes short-term lease expense and sublease income, which are immaterial.
Other information related to leases was as follows:

Lease term and discount rate	March 31, 2019
Weighted average remaining lease term (years):
Operating leases	9.0
Finance leases	10.1
Weighted average discount rate:
Operating leases	4.2%
Finance leases	4.8%

Three months ended March 31, 2019
Other information
Gain on sale leaseback, net	$3,987
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$153,587
Operating cash flows from finance leases	$5,661
Financing cash flows from finance leases	$5,344
Net operating lease assets obtained in exchange for new or modified operating lease liabilities	$45,034

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

Future minimum lease payments under non-cancellable leases as of March 31, 2019 were as follows:

	Operating leases	Finance leases
2019 (remainder of the year)	$365,155	$30,702
2020	474,121	37,974
2021	443,729	33,637
2022	405,176	33,860
2023	358,578	33,975
2024	306,512	33,993
Thereafter	1,275,632	162,183
Total future minimum lease payments	$3,628,903	$366,324
Less portion representing interest	(635,714)	(89,760)
Present value of lease liabilities	$2,993,189	$276,564

Future minimum lease payments under non-cancellable leases as of December 31, 2018 were as follows:

	Operating leases	Capital leases
2019	$483,488	$36,754
2020	462,154	41,044
2021	432,950	34,026
2022	395,462	33,690
2023	349,649	33,845
Thereafter	1,589,949	194,611
	$3,713,652	373,970
Less portion representing interest		(91,233)
Total capital lease obligations, including current portion		$282,737

11.	Contingencies
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
The Company operates in a highly regulated industry and is a party to various lawsuits, claims, qui tam suits, governmental investigations and audits (including investigations resulting from its obligation to self-report suspected violations of law) and other legal proceedings. The Company records accruals for certain legal proceedings and regulatory matters to the extent that the Company determines an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. As of March 31, 2019 and December 31, 2018, the Company’s total recorded accruals, including DMG, with respect to legal proceedings and regulatory matters, net of anticipated third party recoveries, were immaterial. While these accruals reflect the Company’s best estimate of the probable loss for those matters as of the dates of those accruals, the recorded amounts may differ materially from the actual amount of the losses for those matters, and any anticipated third party recoveries for any such losses may not ultimately be recoverable. Additionally, in some cases, no estimate of the possible loss or range of loss in excess of amounts accrued, if any, can be made because of the inherently unpredictable nature of legal proceedings and regulatory matters, which also may be impacted by various factors, including that they may involve indeterminate claims for monetary damages or may involve fines, penalties or non-monetary remedies; present novel legal theories or legal uncertainties; involve disputed facts; represent a shift in regulatory policy; are in the early stages of the proceedings; or may result in a change

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

of business practices. Further, there may be various levels of judicial review available to the Company in connection with any such proceeding.
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
2017 U.S. Attorney Colorado Investigation: In November 2017, the U.S. Attorney’s Office, District of Colorado informed the Company of an investigation it was conducting into possible federal healthcare offenses involving DaVita Kidney Care, as well as several of the Company’s wholly-owned subsidiaries, including DMG, DaVita Rx, DaVita Laboratory Services, Inc. (DaVita Labs), and RMS Lifeline Inc. (Lifeline). In August 2018, the Company received a CID from the U.S. Attorney's Office. The CID was issued pursuant to the FCA and covers the period from January 2005 through the present. In connection with the resolution of the 2015 OIG Medicare Advantage Civil Investigation discussed in the 10-K, the Company resolved possible claims relating to DMG in this investigation. The Company is continuing to cooperate with the government in this investigation.
2017 U.S. Attorney Florida Investigation: In November 2017, the U.S. Attorney’s Office, Southern District of Florida informed the Company of an investigation it was conducting into possible federal healthcare offenses involving the Company's wholly-owned subsidiary, Lifeline. The U.S. Attorney's Office, Southern District of Florida notified the court on April 4, 2019 of its decision to elect not to intervene in the matter of Gabriel Valle, M.D., et al, v. RMS Lifeline, Inc., et al. The complaint then was unsealed in the U.S. District Court, Southern District of Florida by order dated April 5, 2019. The U.S. Attorney's Office confirmed that the complaint, which alleges violations of the FCA, was the basis of its investigation initiated in November 2017. The Company has not been served with the complaint.
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
Shareholder and Derivative Claims
Peace Officers’ Annuity and Benefit Fund of Georgia Securities Class Action Civil Suit: On February 1, 2017, the Peace Officers’ Annuity and Benefit Fund of Georgia filed a putative federal securities class action complaint in the U.S. District Court for the District of Colorado against the Company and certain executives. The complaint covers the time period of August 2015 to October 2016 and alleges, generally, that the Company and its executives violated federal securities laws concerning the Company’s financial results and revenue derived from patients who received charitable premium assistance from an industry-funded non-profit organization. The complaint further alleges that the process by which patients obtained commercial insurance and received charitable premium assistance was improper and "created a false impression of DaVita’s business and operational status and future growth prospects." In November 2017, the court appointed the lead plaintiff and an amended complaint was filed on January 12, 2018. On March 27, 2018, the Company and various individual defendants filed a motion to dismiss. On March 28, 2019, the U.S. District Court for the District of Colorado denied the motion to dismiss. The Company disputes these allegations and intends to defend this action accordingly.
In re DaVita Inc. Stockholder Derivative Litigation: On August 15, 2017, the U.S. District Court for the District of Delaware consolidated three previously disclosed shareholder derivative lawsuits: the Blackburn Shareholder action filed on February 10, 2017, the Gabilondo Shareholder action filed on May 30, 2017, and the City of Warren Police and Fire Retirement System Shareholder action filed on June 9, 2017. The complaint covers the time period from 2015 to present and alleges, generally, breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, corporate waste, and misrepresentations and/or failures to disclose certain information in violation of the federal securities laws in connection with an alleged practice to direct patients with government-subsidized health insurance into private health insurance plans to maximize the Company’s profits. An amended complaint was filed in September 2017, and on December 18, 2017, the Company filed a motion to dismiss and a motion to stay proceedings in the alternative. On April 25, 2019, the Court denied the Company's motion to dismiss. The Company is required to now answer the complaint by May 28, 2019. The Company disputes these allegations and intends to defend this action accordingly.
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
* * *
Other than as described above, the Company cannot predict the ultimate outcomes of the various legal proceedings and regulatory matters to which the Company is or may be subject from time to time, including those described in this Note 11 to these condensed consolidated financial statements, or the timing of their resolution or the ultimate losses or impact of developments in those matters, which could have a material adverse effect on the Company’s revenues, earnings and cash flows. Further, any legal proceedings or regulatory matters involving the Company, whether meritorious or not, are time consuming, and often require management’s attention and result in significant legal expense, and may result in the diversion of

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

significant operational resources, or otherwise harm the Company’s business, results of operations, financial condition, cash flows or reputation.

12.	Other commitments
The Company has certain other potential commitments to provide operating capital to a number of dialysis centers that are wholly-owned by third parties or businesses in which the Company maintains a noncontrolling equity interest as well as to physician-owned vascular access clinics or medical practices that the Company operates under management and administrative services agreements of approximately $7,339.

13.	Long-term incentive compensation
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
The Company’s stock-based compensation expense for stock-settled awards is measured at the estimated fair value of awards on the date of grant and recognized on a cumulative straight-line basis over the vesting terms of the awards unless the stock awards are based on non-market based performance metrics, in which case expense is adjusted for expected ultimate payouts as of the end of each reporting period. Stock-based compensation expense for cash-settled awards is based on their estimated fair values as of the end of each reporting period. The expense for all stock-based awards is recognized net of expected forfeitures.
During the three months ended March 31, 2019, the Company granted 7 restricted stock units with an aggregate grant-date fair value of $404 and a weighted-average expected life of approximately 1.6 years.
For the three months ended March 31, 2019 and 2018, the Company recognized $13,107 and $15,215, respectively, in total LTIP expense, of which $10,301 and $9,155, respectively, represented stock-based compensation expense for stock appreciation rights, restricted stock units, performance stock units and discounted employee stock plan purchases, which are primarily included in general and administrative expense. The estimated tax benefits recorded for stock-based compensation for the three months ended March 31, 2019 and 2018 was $1,495 and $2,088, respectively.
As of March 31, 2019, the Company had $88,173 of total estimated but unrecognized compensation expense for outstanding LTIP awards, including $79,499 related to stock-based compensation arrangements under the Company’s equity compensation and employee stock purchase plans. The Company expects to recognize the performance-based cash component of these LTIP expenses over a weighted average remaining period of 0.7 years and the stock-based component of these LTIP expenses over a weighted average remaining period of 1.4 years.
For the three months ended March 31, 2019 and 2018, the Company recognized $151 and $4,895, respectively, in actual tax benefits upon the settlement of stock awards.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

14.	Accumulated other comprehensive (loss) income

	For the three months ended March 31, 2019			For the three months ended March 31, 2018
	Interest rate cap agreements	Foreign currency translation adjustments	Accumulated other comprehensive (loss) income	Interest rate cap agreements	Investment securities	Foreign currency translation adjustments	Accumulated other comprehensive (loss) income
Beginning balance	$(8,961)	$(25,963)	$(34,924)	$(12,408)	$5,662	$19,981	$13,235
Cumulative effect of change in accounting principle(1)	—	—	—	(2,706)	(5,662)	—	(8,368)
Unrealized (losses) gains	(781)	(13,653)	(14,434)	1,414	—	19,881	21,295
Related income tax benefit	201	—	201	(364)	—	—	(364)
	(580)	(13,653)	(14,233)	1,050	—	19,881	20,931
Reclassification into net income	2,163	—	2,163	2,070	—	—	2,070
Related income	(557)	—	(557)	(533)	—	—	(533)
	1,606	—	1,606	1,537	—	—	1,537
Ending balance	$(7,935)	$(39,616)	$(47,551)	$(12,527)	$—	$39,862	$27,335

(1)
Reflects the cumulative effect of a change in accounting principle for ASUs 2016-01 and 2018-03 on classification and measurement of financial instruments and ASU 2018-02 on remeasurement and reclassification of deferred tax effects in accumulated other comprehensive income associated with the Tax Cuts and Jobs Act of 2017.

Net cap realized losses reclassified into income are recorded as debt expense in the corresponding consolidated statements of income. See Note 9 to these condensed consolidated financial statements for further details.
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
Routine acquisitions
During the three months ended March 31, 2019, the Company acquired dialysis businesses consisting of two dialysis centers located in the U.S. and two dialysis centers located outside the U.S. for a total of $10,210 in net cash, $1,457 in deferred purchase price obligations, and $898 in liabilities assumed and earn-out obligations. The assets and liabilities for these acquisitions were recorded at their estimated fair values at the dates of the acquisitions and are included in the Company’s condensed consolidated financial statements, as are their operating results, from the designated effective dates of the acquisitions.
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

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

The following table summarizes the assets acquired and liabilities assumed in these transactions at their estimated acquisition date fair values:

Current assets	$1,117
Property and equipment	923
Intangible and other long-term assets	4,312
Goodwill	8,655
Current liabilities	(592)
Long-term liabilities	(88)
Noncontrolling interests	(1,762)
$12,565

 Amortizable intangible assets acquired during the first three months of 2019 primarily represent non-compete agreements which had weighted-average estimated useful lives of approximately five years. The total estimated amount of goodwill deductible for tax purposes associated with these acquisitions was approximately $6,945.
Contingent earn-out obligations
The Company has several contingent earn-out obligations associated with acquisitions that could result in the Company paying the former owners of acquired companies a total of up to $11,716 if certain EBITDA, operating income performance targets or quality margins are met primarily over the next one year to five years. As of March 31, 2019, the estimated fair values of these contingent earn-out obligations is $3,432, of which $650 is included in other liabilities and the remaining $2,782 is included in other long-term liabilities in the Company’s consolidated balance sheet.
16.     Held for sale and discontinued operations
DaVita Medical Group
In December 2017, the Company entered into an agreement to sell its DMG division to Collaborative Care Holdings, LLC (Optum), a subsidiary of UnitedHealth Group Inc., subject to receipt of required regulatory approvals and other customary closing conditions. As a result, the DMG business has been classified as held for sale and its results of operations are reported as discontinued operations for all periods presented in these condensed consolidated financial statements. The contractual termination date under this equity purchase agreement is June 30, 2019.
The following table presents the financial results of discontinued operations related to DMG:

	Three months ended March 31,
	2019	2018
Revenues	$1,382,281	$1,227,932
Expenses	1,338,153	1,226,407
Income from discontinued operations before taxes	44,128	1,525
Income tax expense	13,823	7,311
Net income (loss) from discontinued operations, net of tax	$30,305	$(5,786)

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

The following table presents the financial position of discontinued operations related to DMG:

	March 31, 2019	December 31, 2018
Assets
Cash and cash equivalents	$533,615	$414,683
Other current assets	613,359	557,403
Property and equipment, net	476,781	458,040
Operating lease right-of-use assets	412,388	—
Intangible assets, net	1,317,036	1,316,974
Other long-term assets	120,347	112,127
Goodwill	2,848,262	2,847,178
Valuation allowance on disposal group	(316,840)	(316,840)
Total current assets held for sale, net	$6,004,948	$5,389,565
Liabilities
Other liabilities	$624,319	$479,134
Medical payables	512,523	436,839
Current portion of operating leases liabilities	68,031	—
Current portion of long-term debt	2,832	3,122
Long-term operating leases liabilities	387,841	—
Long-term debt	33,073	33,425
Other long-term liabilities	124,691	291,239
Total current liabilities held for sale	$1,753,310	$1,243,759
The following table presents cash flows of discontinued operations related to DMG:

	Three months ended March 31,
	2019	2018
Net cash provided by operating activities from discontinued operations	$68,240	$156,248
Net cash used in investing activities from discontinued operations	$(22,809)	$(33,068)

DMG acquisitions
During the first three months of 2019, the Company's DMG business acquired one medical business for a total of $1,064 in cash and deferred purchase price of $105. Certain income tax amounts are pending final evaluation and quantification of any pre-acquisition tax contingencies. In addition, valuation of medical claims liabilities and certain other working capital items relating to acquisitions are pending final quantification. The assets and liabilities for all acquisitions were recorded at their estimated fair values at the dates of the acquisitions and are included in the Company’s current held for sale assets and liabilities.

17.	Variable interest entities
The Company relies on the operating activities of certain legal entities that it does not directly own or control, but over which it has indirect influence and of which it is considered the primary beneficiary. These entities are subject to the consolidation guidance applicable to variable interest entities (VIEs).
There have been no material changes in the nature of the Company's arrangements with VIEs or its judgments concerning them from those described in Note 23 to the Company's consolidated financial statements included in the 10-K.
At March 31, 2019, these condensed consolidated financial statements include total assets of VIEs of $1,118,672 and total liabilities and noncontrolling interests of VIEs to third parties of $673,499, including assets of $737,309 and liabilities and noncontrolling interests of $401,308 related to the Company's DMG business classified as held for sale.

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
The following table summarizes the Company’s assets, liabilities and temporary equity that are measured at fair value on a recurring basis as of March 31, 2019:

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Investments in equity securities	$36,214	$36,214	$—	$—
Interest rate cap agreements	$70	$—	$70	$—
Liabilities
Contingent earn-out obligations	$3,432	$—	$—	$3,432
Temporary equity
Noncontrolling interests subject to put provisions	$1,143,044	$—	$—	$1,143,044

Investments in equity securities represent investments in various open-ended registered investment companies (mutual funds) and common stock and are recorded at estimated fair value based on reported market prices or redemption prices, as applicable. See Note 5 to these condensed consolidated financial statements for further discussion.
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
See Note 18 to the Company's consolidated financial statements included in the 10-K for a discussion of the Company’s methodology for estimating the fair value of noncontrolling interests subject to put obligations.
The Company's senior secured credit facilities and senior notes fair values are based upon quoted market prices for similar instruments, a level 2 input. See Note 9 to these condensed consolidated financial statements for further discussion.
Other financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, other accrued liabilities, lease liabilities and debt. The balances of non-debt financial instruments are presented in these condensed consolidated financial statements at March 31, 2019 at their approximate fair values due to the short-term nature of their settlements.

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
The Company’s separate operating segments include its U.S. dialysis and related lab services business, each of its ancillary services and strategic initiatives, its kidney care operations in each foreign sovereign jurisdiction, its other health operations in each foreign sovereign jurisdiction, and its equity method investment in the APAC JV. The U.S. dialysis and related lab services business qualifies as a separately reportable segment, and all other ancillary services and strategic initiatives operating segments, including the international operating segments, have been combined and disclosed in the other segments category.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

The following is a summary of segment net revenues, segment operating margin (loss), and a reconciliation of segment operating margin to consolidated income before income taxes:

	Three months ended March 31,
	2019	2018
Segment revenues:
U.S. dialysis and related lab services
Patient service revenues:
External sources	$2,517,289	$2,489,165
Intersegment revenues	30,420	18,422
U.S. dialysis and related lab services patient service revenues	2,547,709	2,507,587
Provision for uncollectible accounts	(5,463)	25,199
Net U.S. dialysis and related lab services patient service revenues	2,542,246	2,532,786
Other revenues(1):
External sources	4,684	5,114
Intersegment revenues	221	—
Total U.S. dialysis and related lab services revenues	$2,547,151	$2,537,900
Other—Ancillary services and strategic initiatives
Patient service revenues, net	$117,863	$102,255
Other external sources	108,739	227,711
Intersegment revenues	3,336	10,199
Total ancillary services and strategic initiatives revenues	229,938	340,165
Total net segment revenues	2,777,089	2,878,065
Elimination of intersegment revenues	(33,977)	(28,621)
Consolidated revenues	$2,743,112	$2,849,444
Segment operating margin:
U.S. dialysis and related lab services	$416,981	$433,380
Other—Ancillary services and strategic initiatives	(57,630)	(6,990)
Total segment operating margin	359,351	426,390
Reconciliation of segment operating margin to consolidated income from continuing operations before income taxes:
Corporate administrative support	(18,844)	(15,704)
Consolidated operating income	340,507	410,686
Debt expense	(131,519)	(113,516)
Other income, net	6,940	4,582
Consolidated income from continuing operations before income taxes	$215,928	$301,752

(1)
Includes management fee revenue from providing management and administrative services to dialysis ventures in which the Company owns a noncontrolling equity investment or which are wholly-owned by third parties.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

A summary of assets by reportable segment was as follows:

	March 31, 2019	December 31, 2018
Segment assets
U.S. dialysis and related lab services (including equity investments of $101,173 and $95,290, respectively)	$15,095,326	$12,333,641
Other—Ancillary services and strategic initiatives (including equity investments of $125,136 and $129,321, respectively)	1,505,670	1,387,046
DMG—Held for sale (including equity investments of $5,282 and $4,833, respectively)	6,004,948	5,389,565
Consolidated assets	$22,605,944	$19,110,252

Depreciation and amortization expense by reportable segment was as follows:

	Three months ended March 31,
	2019	2018
U.S. dialysis and related lab services	$140,780	$134,776
Other—Ancillary services and strategic initiatives	7,748	8,023
	$148,528	$142,799

Expenditures for property and equipment by reportable segment were as follows:

	Three months ended March 31,
	2019	2018
U.S. dialysis and related lab services	$170,548	$191,406
Other—Ancillary services and strategic initiatives	8,578	9,988
DMG—Held for sale	19,752	31,049
	$198,878	$232,443

20.	Changes in DaVita Inc.’s ownership interests in consolidated subsidiaries
The effects of changes in DaVita Inc.’s ownership interests in consolidated subsidiaries on the Company’s consolidated equity were as follows:

	Three months ended March 31,
	2019	2018
Net income attributable to DaVita Inc.	$149,289	$178,686
Changes in paid-in capital for:
Sales of noncontrolling interests	—	76
Purchases of noncontrolling interests	(2,206)	(1,994)
Net transfers to noncontrolling interests	(2,206)	(1,918)
Net income attributable to DaVita Inc., net of transfers to noncontrolling interests	$147,083	$176,768

21.	New accounting standards
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments in Topic 842 revise the accounting related to lessee accounting. Under the new guidance, lessees are required to recognize a lease liability and a right-of-use asset for substantially all leases with lease terms in excess of twelve months. The new lease guidance also simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. The Company adopted Topic 842 beginning on January 1, 2019 through a modified retrospective approach for leases existing at the

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

adoption date with a cumulative effect adjustment. The Company elected to apply the package of practical expedients to not recast prior conclusions related to contracts containing leases, lease classification and initial direct costs. Adoption of the new standard resulted in the recording of operating right-of-use assets of $2,783,784, operating lease liabilities of $3,001,354 and an adjustment to retained earnings of $39,876, primarily related to deferred gains on prior sale leaseback transactions as of January 1, 2019. The standard did not materially impact the Company's consolidated net earnings and had no impact on cash flows. See Note 10 to these condensed consolidated financial statements for further details.
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The amendments in this ASU better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The amendments in this ASU were effective for the Company on January 1, 2019 and are to be applied prospectively. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements when adopted on January 1, 2019.
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

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

Condensed Consolidating Statements of Operations

	DaVita Inc.	Guarantor subsidiaries	Non- Guarantor subsidiaries	Consolidating adjustments	Consolidated total
For the three months ended March 31, 2019
Patient services revenues	$—	$1,777,246	$918,604	$(60,698)	$2,635,152
Provision for uncollectible accounts	—	(3,970)	(1,493)	—	(5,463)
Net patient service revenues	—	1,773,276	917,111	(60,698)	2,629,689
Other revenues	188,836	111,141	35,619	(222,173)	113,423
Total net revenues	188,836	1,884,417	952,730	(282,871)	2,743,112
Operating expenses and charges	143,659	1,660,453	881,364	(282,871)	2,402,605
Operating income	45,177	223,964	71,366	—	340,507
Debt expense	(133,595)	(52,479)	(10,719)	65,274	(131,519)
Other income, net	110,198	2,596	9,111	(114,965)	6,940
Income tax expense	7,026	46,544	3,176	—	56,746
Equity earnings in subsidiaries	134,535	46,151	—	(180,686)	—
Net income from continuing operations	149,289	173,688	66,582	(230,377)	159,182
Net (loss) income from discontinued operations, net of tax	—	(39,153)	19,767	49,691	30,305
Net income	149,289	134,535	86,349	(180,686)	189,487
Less: Net income attributable to noncontrolling interests	—	—	—	(40,198)	(40,198)
Net income attributable to DaVita Inc.	$149,289	$134,535	$86,349	$(220,884)	$149,289

		Guarantor subsidiaries	Non- Guarantor subsidiaries	Consolidating adjustments	Consolidated total
For the three months ended March 31, 2018	DaVita Inc.
Patient service revenues	$—	$1,790,188	$848,401	$(47,515)	$2,591,074
Provision for uncollectible accounts	—	9,628	15,917	—	25,545
Net patient service revenues	—	1,799,816	864,318	(47,515)	2,616,619
Other revenues	195,565	204,960	70,933	(238,633)	232,825
Total net revenues	195,565	2,004,776	935,251	(286,148)	2,849,444
Operating expenses	133,356	1,791,094	800,456	(286,148)	2,438,758
Operating income	62,209	213,682	134,795	—	410,686
Debt expense	(114,334)	(52,197)	(7,375)	60,390	(113,516)
Other income	104,081	2,523	5,704	(107,726)	4,582
Income tax expense	14,387	48,944	7,406	—	70,737
Equity earnings in subsidiaries	141,117	66,496	—	(207,613)	—
Net income from continuing operations	178,686	181,560	125,718	(254,949)	231,015
Net loss from discontinued operations, net of tax	—	(40,443)	(12,679)	47,336	(5,786)
Net income	178,686	141,117	113,039	(207,613)	225,229
Less: Net income attributable to noncontrolling interests	—	—	—	(46,543)	(46,543)
Net income attributable to DaVita Inc.	$178,686	$141,117	$113,039	$(254,156)	$178,686

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

Condensed Consolidating Statements of Comprehensive Income

		Guarantor subsidiaries	Non- Guarantor subsidiaries	Consolidating adjustments	Consolidated total
For the three months ended March 31, 2019	DaVita Inc.
Net income	$149,289	$134,535	$86,349	$(180,686)	$189,487
Other comprehensive income (loss)	1,026	—	(13,653)	—	(12,627)
Total comprehensive income	150,315	134,535	72,696	(180,686)	176,860
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	(40,198)	(40,198)
Comprehensive income attributable to DaVita Inc.	$150,315	$134,535	$72,696	$(220,884)	$136,662

		Guarantor subsidiaries	Non- Guarantor subsidiaries	Consolidating adjustments	Consolidated total
For the three months ended March 31, 2018	DaVita Inc.
Net income	$178,686	$141,117	$113,039	$(207,613)	$225,229
Other comprehensive income	2,587	—	19,881	—	22,468
Total comprehensive income	181,273	141,117	132,920	(207,613)	247,697
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	(46,543)	(46,543)
Comprehensive income attributable to DaVita Inc.	$181,273	$141,117	$132,920	$(254,156)	$201,154

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

Condensed Consolidating Balance Sheets

		Guarantor subsidiaries	Non- Guarantor subsidiaries	Consolidating adjustments	Consolidated total
As of March 31, 2019	DaVita Inc.
Cash and cash equivalents	$194,347	$—	$264,895	$—	$459,242
Restricted cash and equivalents	1,006	12,114	89,072	—	102,192
Accounts receivable, net	—	1,349,185	604,237	—	1,953,422
Other current assets	37,185	568,029	100,058	—	705,272
Current assets held for sale, net	—	4,842,062	1,162,886	—	6,004,948
Total current assets	232,538	6,771,390	2,221,148	—	9,225,076
Property and equipment, net	503,677	1,610,442	1,278,147	—	3,392,266
Operating lease right-of-use assets	107,237	1,594,411	1,034,888	—	2,736,536
Intangible assets, net	130	39,813	78,381	—	118,324
Investments in subsidiaries	10,191,084	3,323,518	—	(13,514,602)	—
Intercompany receivables	3,756,675	—	1,496,009	(5,252,684)	—
Other long-term assets and investments	53,978	84,137	196,259	—	334,374
Goodwill	—	4,812,366	1,987,002	—	6,799,368
Total assets	$14,845,319	$18,236,077	$8,291,834	$(18,767,286)	$22,605,944
Current liabilities	$4,702,717	$1,182,342	$592,508	$—	$6,477,567
Current liabilities held for sale	—	1,084,512	668,798	—	1,753,310
Intercompany payables	—	3,648,453	1,604,231	(5,252,684)	—
Long-term operating leases liabilities	133,936	1,502,922	988,918	—	2,625,776
Long-term debt and other long-term liabilities	5,520,830	626,764	371,980	—	6,519,574
Noncontrolling interests subject to put provisions	612,482	—	—	530,562	1,143,044
Total DaVita Inc. shareholders' equity	3,875,354	10,191,084	3,323,518	(13,514,602)	3,875,354
Noncontrolling interests not subject to put provisions	—	—	741,881	(530,562)	211,319
Total equity	3,875,354	10,191,084	4,065,399	(14,045,164)	4,086,673
Total liabilities and equity	$14,845,319	$18,236,077	$8,291,834	$(18,767,286)	$22,605,944

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

		Guarantor subsidiaries	Non- Guarantor subsidiaries	Consolidating adjustments	Consolidated total
As of December 31, 2018	DaVita Inc.
Cash and cash equivalents	$60,653	$—	$262,385	$—	$323,038
Restricted cash and equivalents	1,005	12,048	79,329	—	92,382
Accounts receivable, net	—	1,264,290	594,318	—	1,858,608
Other current assets	37,185	601,318	122,063	—	760,566
Current assets held for sale	—	4,440,953	948,612	—	5,389,565
Total current assets	98,843	6,318,609	2,006,707	—	8,424,159
Property and equipment, net	491,462	1,624,835	1,277,372	—	3,393,669
Intangible assets, net	153	42,933	75,760	—	118,846
Investments in subsidiaries	10,102,750	3,239,862	—	(13,342,612)	—
Intercompany receivables	3,419,448	—	1,471,203	(4,890,651)	—
Other long-term assets and investments	53,385	80,537	197,696	—	331,618
Goodwill	—	4,812,365	2,029,595	—	6,841,960
Total assets	$14,166,041	$16,119,141	$7,058,333	$(18,233,263)	$19,110,252
Current liabilities	$1,945,943	$1,251,534	$449,925	$—	$3,647,402
Current liabilities held for sale	—	722,766	520,993	—	1,243,759
Intercompany payables	—	3,327,026	1,563,625	(4,890,651)	—
Long-term debt and other long-term liabilities	7,918,581	715,065	552,406	—	9,186,052
Noncontrolling interests subject to put provisions	598,075	—	—	526,566	1,124,641
Total DaVita Inc. shareholders' equity	3,703,442	10,102,750	3,239,862	(13,342,612)	3,703,442
Noncontrolling interests not subject to put provisions	—	—	731,522	(526,566)	204,956
Total equity	3,703,442	10,102,750	3,971,384	(13,869,178)	3,908,398
Total liabilities and equity	$14,166,041	$16,119,141	$7,058,333	$(18,233,263)	$19,110,252

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

Condensed Consolidating Statements of Cash Flows

		Guarantor subsidiaries	Non- Guarantor subsidiaries	Consolidating adjustments	Consolidated total
For the three months ended March 31, 2019	DaVita Inc.
Cash flows from operating activities:
Net income	$149,289	$134,535	$86,349	$(180,686)	$189,487
Changes in operating assets and liabilities and non-cash items included in net income	(124,409)	(197,096)	92,636	180,686	(48,183)
Net cash provided by (used in) operating activities	24,880	(62,561)	178,985	—	141,304
Cash flows from investing activities:
Additions of property and equipment	(38,942)	(112,376)	(47,560)	—	(198,878)
Acquisitions	—	—	(11,274)	—	(11,274)
Proceeds from asset and business sales	—	1,456	12,447	—	13,903
Proceeds (purchases) from investment sales and other items, net	1,804	(4,558)	(1,355)	—	(4,109)
Net cash used in investing activities	(37,138)	(115,478)	(47,742)	—	(200,358)
Cash flows from financing activities:
Long-term debt and related financing costs, net	365,133	(2,439)	(5,497)	—	357,197
Intercompany borrowing (payments)	(220,697)	229,211	(8,514)	—	—
Other items	1,517	(8,480)	(25,283)	—	(32,246)
Net cash provided by (used in) financing activities	145,953	218,292	(39,294)	—	324,951
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	(921)	—	(921)
Net increase in cash, cash equivalents and restricted cash	133,695	40,253	91,028	—	264,976
Less: Net increase in cash, cash equivalents and restricted cash from discontinued operations	—	40,187	78,775	—	118,962
Net increase in cash, cash equivalents and restricted cash from continuing operations	133,695	66	12,253	—	146,014
Cash, cash equivalents and restricted cash of continuing operations at beginning of the year	61,658	12,048	341,714	—	415,420
Cash, cash equivalents and restricted cash of continuing operations at end of the period	$195,353	$12,114	$353,967	$—	$561,434

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

		Guarantor subsidiaries	Non- Guarantor subsidiaries	Consolidating adjustments	Consolidated total
For the three months ended March 31, 2018	DaVita Inc.
Cash flows from operating activities:
Net income	$178,686	$141,117	$113,039	$(207,613)	$225,229
Changes in operating assets and liabilities and non-cash items included in net income	(82,391)	32,484	(20,396)	207,613	137,310
Net cash provided by operating activities	96,295	173,601	92,643	—	362,539
Cash flows from investing activities:
Additions of property and equipment	(27,356)	(125,375)	(79,712)	—	(232,443)
Acquisitions	—	(4,417)	(12,165)	—	(16,582)
Proceeds from asset and business sales	—	18,535	—	—	18,535
Proceeds (purchases) from investment sales and other items, net	31,665	(762)	(541)	—	30,362
Net cash provided by (used in) investing activities	4,309	(112,019)	(92,418)	—	(200,128)
Cash flows from financing activities:
Long-term debt and related financing costs, net	116,307	(3,377)	(8,257)	—	104,673
Intercompany borrowing (payments)	47,394	(49,783)	2,389	—	—
Other items	(291,562)	(2,200)	(33,458)	—	(327,220)
Net cash used in financing activities	(127,861)	(55,360)	(39,326)	—	(222,547)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	6,668	—	6,668
Net decrease in cash, cash equivalents and restricted cash	(27,257)	6,222	(32,433)	—	(53,468)
Less: Net increase in cash, cash equivalents and restricted cash from discontinued operations	—	6,185	11,649	—	17,834
Net (decrease) increase in cash, cash equivalents and restricted cash from continuing operations	(27,257)	37	(44,082)	—	(71,302)
Cash, cash equivalents and restricted cash of continuing operations at beginning of the year	150,307	9,384	359,229	—	518,920
Cash, cash equivalents and restricted cash of continuing operations at end of the period	$123,050	$9,421	$315,147	$—	$447,618

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

23.	Supplemental data
The following information is presented as supplemental data as required by the indentures governing the Company’s senior notes.
Condensed Consolidating Statements of Income

	Consolidated Total	Physician Groups	Unrestricted Subsidiaries	Company and Restricted Subsidiaries(1)
For the three months ended March 31, 2019
Patient service operating revenues	$2,635,152	$—	$—	$2,635,152
Provision for uncollectible accounts	(5,463)	—	—	(5,463)
Net patient service operating revenues	2,629,689	—	—	2,629,689
Other revenues	113,423	—	—	113,423
Total net operating revenues	2,743,112	—	—	2,743,112
Operating expenses	2,402,605	—	—	2,402,605
Operating income	340,507	—	—	340,507
Debt expense	(131,519)	—	—	(131,519)
Other income	6,940	—	—	6,940
Income tax expense	56,746	—	—	56,746
Net income from continuing operations	159,182	—	—	159,182
Net income from discontinued operations, net of tax	30,305	9,237	463	20,605
Net income	189,487	9,237	463	179,787
Less: Net income attributable to noncontrolling interests	(40,198)	(1,255)	—	(38,943)
Net income attributable to DaVita Inc.	$149,289	$7,982	$463	$140,844

(1)	After elimination of the unrestricted subsidiaries and the physician groups.

Condensed Consolidating Statements of Comprehensive Income

	Consolidated Total	Physician Groups	Unrestricted Subsidiaries	Company and Restricted Subsidiaries(1)
For the three months ended March 31, 2019
Net income	$189,487	$9,237	$463	$179,787
Other comprehensive loss	(12,627)	—	—	(12,627)
Total comprehensive income	176,860	9,237	463	167,160
Less: Comprehensive income attributable to the noncontrolling interests	(40,198)	(1,255)	—	(38,943)
Comprehensive income attributable to DaVita Inc.	$136,662	$7,982	$463	$128,217

(1)	After elimination of the unrestricted subsidiaries and the physician groups.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

Condensed Consolidating Balance Sheets

	Consolidated Total	Physician Groups	Unrestricted Subsidiaries	Company and Restricted Subsidiaries(1)
As of March 31, 2019
Cash and cash equivalents	$459,242	$—	$—	$459,242
Restricted cash and equivalents	102,192	—	—	102,192
Accounts receivable, net	1,953,422	—	—	1,953,422
Other current assets	705,272	—	—	705,272
Current assets held for sale, net	6,004,948	629,422	3,288	5,372,238
Total current assets	9,225,076	629,422	3,288	8,592,366
Property and equipment, net	3,392,266	—	—	3,392,266
Operating lease right-of-use assets	2,736,536	—	—	2,736,536
Amortizable intangibles, net	118,324	—	—	118,324
Other long-term assets	334,374	—	—	334,374
Goodwill	6,799,368	—	—	6,799,368
Total assets	$22,605,944	$629,422	$3,288	$21,973,234
Current liabilities	$6,477,567	$—	$—	$6,477,567
Current liabilities held for sale	1,753,310	412,368	—	1,340,942
Payables to parent	—	72,539	3,288	(75,827)
Long-term operating leases liabilities	2,625,776	—	—	2,625,776
Long-term debt and other long-term liabilities	6,519,574	—	—	6,519,574
Noncontrolling interests subject to put provisions	1,143,044	—	—	1,143,044
Total DaVita Inc. shareholders’ equity	3,875,354	144,515	—	3,730,839
Noncontrolling interests not subject to put provisions	211,319	—	—	211,319
Shareholders’ equity	4,086,673	144,515	—	3,942,158
Total liabilities and shareholder’s equity	$22,605,944	$629,422	$3,288	$21,973,234

(1)	After elimination of the unrestricted subsidiaries and the physician groups.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

Condensed Consolidating Statements of Cash Flows

	Consolidated Total	Physician Groups	Unrestricted Subsidiaries	Company and Restricted Subsidiaries(1)
For the three months ended March 31, 2019
Cash flows from operating activities:
Net income	$189,487	$9,237	$463	$179,787
Changes in operating and intercompany assets and liabilities and non-cash items included in net income	(48,183)	9,696	(463)	(57,416)
Net cash provided by operating activities	141,304	18,933	—	122,371
Cash flows from investing activities:
Additions of property and equipment	(198,878)	(229)	—	(198,649)
Acquisitions	(11,274)	—	—	(11,274)
Proceeds from asset and business sales	13,903	—	—	13,903
Investments and other items	(4,109)	(1,355)	—	(2,754)
Net cash used in investing activities	(200,358)	(1,584)	—	(198,774)
Cash flows from financing activities:
Long-term debt	357,197	—	—	357,197
Intercompany	—	28,965	—	(28,965)
Other items	(32,246)	—	—	(32,246)
Net cash (used in) provided by financing activities	324,951	28,965	—	295,986
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(921)	—	—	(921)
Net increase in cash, cash equivalents and restricted cash	264,976	46,314	—	218,662
Less: Net increase in cash, cash equivalents and restricted cash from discontinued operations	118,962	46,314	—	72,648
Net increase in cash, cash equivalents and restricted cash from continuing operations	146,014	—	—	146,014
Cash, cash equivalents and restricted cash of continuing operations at beginning of the year	415,420	—	—	415,420
Cash, cash equivalents and restricted cash of continuing operations at end of the period	$561,434	$—	$—	$561,434

(1)	After elimination of the unrestricted subsidiaries and the physician groups.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-looking statements
This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that are forward-looking statements within the meaning of the federal securities laws. All statements that do not concern historical facts are forward-looking statements and include, among other things, statements about our expectations, beliefs, intentions and/or strategies for the future. Without limiting the foregoing, statements including the words "expect," "intend," "will," "plan," "anticipate," "believe," "we are confident that," "forecast," "guidance," "outlook," "goals," and similar expressions are intended to identify forward-looking statements. These forward-looking statements may include statements regarding our future operations, financial condition and prospects, such as expectations for treatment growth rates, revenue per treatment, expense growth, levels of the provision for uncollectible accounts receivable, operating income, adjusted operating income, cash flow, operating cash flow, earnings per share, estimated tax rates, estimated charges and accruals, capital expenditures, the development of new dialysis centers and dialysis center acquisitions, government and commercial payment rates, revenue estimating risk, the impact of our level of indebtedness on our financial performance, our stock repurchase program, our advocacy costs, and the pending DMG sale transaction. These statements involve substantial known and unknown risks and uncertainties that could cause our actual results to differ materially from those described in the forward-looking statements, including risks resulting from the concentration of profits generated by higher-paying commercial payor plans for which there is continued downward pressure on average realized payment rates, and a reduction in the number of patients under such plans, including as a result of restrictions or prohibitions on the use and/or availability of charitable premium assistance, which may result in the loss of revenues or patients, or our making incorrect assumptions about how our patients will respond to any change in financial assistance from charitable organizations; the extent to which the ongoing implementation of healthcare exchanges or changes in or new legislation, regulations or guidance, or enforcement thereof, including among other things those regarding the exchanges, results in a reduction in reimbursement rates for our services from and/or the number of patients enrolled in higher-paying commercial plans; a reduction in government payment rates under the Medicare End Stage Renal Disease program or other government-based programs; the impact of the Medicare Advantage benchmark structure; risks arising from potential and proposed federal and/or state legislation, regulation or ballot or other initiatives, including healthcare-related and labor-related legislation, regulation or ballot or other initiatives; the impact of the changing political environment and related developments on the current health care marketplace and on our business, including with respect to the future of the Affordable Care Act, the exchanges and many other core aspects of the current health care marketplace; changes in pharmaceutical practice patterns, reimbursement and payment policies and processes, or pharmaceutical pricing, including with respect to calcimimetics; legal compliance risks, such as our continued compliance with complex government regulations and the provisions of our current Corporate Integrity Agreement (CIA) and current or potential investigations by various government entities and related government or private party proceedings, and restrictions on our business and operations required by our CIA and other current or potential settlement terms and the financial impact thereof and our ability to recover any losses related to such legal matters from third parties; continued increased competition from dialysis providers and others, and other potential marketplace changes; our ability to reduce administrative expenses while maintaining targeted levels of service and operating performance, including our ability to achieve anticipated savings from our recent restructurings; our ability to maintain contracts with physician medical directors, changing affiliation models for physicians, and the emergence of new models of care introduced by the government or private sector that may erode our patient base and reimbursement rates, such as accountable care organizations (ACOs), independent practice associations (IPAs) and integrated delivery systems; our ability to complete acquisitions, mergers or dispositions that we might announce or be considering, on terms favorable to us or at all, or to integrate and successfully operate any business we may acquire or have acquired, or to successfully expand our operations and services in markets outside the United States, or to businesses outside of dialysis; noncompliance by us or our business associates with any privacy laws or any security breach by us or a third party involving the misappropriation, loss or other unauthorized use or disclosure of confidential information; the variability of our cash flows; the risk that we may not be able to generate sufficient cash in the future to service our indebtedness or to fund our other liquidity needs, and the risk that we may not be able to refinance our indebtedness as it becomes due, on terms favorable to us or at all; factors that may impact our ability to repurchase stock under our stock repurchase program and the timing of any such stock repurchases, including market conditions, the price of our common stock, our cash flow position, borrowing capacity and leverage ratios, and legal, regulatory and contractual requirements; the risk that we might invest material amounts of capital and incur significant costs in connection with the growth and development of our international operations, yet we might not be able to consistently operate them profitably anytime soon, if at all; risks arising from the use of accounting estimates, judgments and interpretations in our financial statements; impairment of our goodwill, investments or other assets, including that the risk that we may recognize additional valuation adjustments or goodwill impairment related to DMG; the risks and uncertainties associated with the timing, conditions and receipt of regulatory approvals and satisfaction of other closing conditions of the DMG sale transaction and continued disruption in connection with the DMG sale transaction making it more difficult to maintain business and operational relationships; risks and uncertainties related to our ability to complete the DMG sale transaction on the timetable expected, and on the terms set forth in the equity purchase agreement or at all; uncertainties related to our liquidity following the close of the DMG sale transaction and our planned subsequent entry into new external financing arrangements, which may be less than we anticipate; uncertainties related to our use of the proceeds from the DMG sale transaction and other available funds, including external financing and cash flow from operations, which may be used in ways that may not improve our results of operations or enhance the value of our common stock; risks related to certain contractual restrictions on the conduct of DMG's business while the DMG sale transaction is pending; the risk that laws regulating the corporate practice of medicine could restrict the manner in which DMG conducts its business; the risk that the cost of providing services under DMG’s agreements may exceed our compensation; the risk that any reductions in reimbursement rates, including Medicare Advantage rates, and future regulations may negatively impact DMG’s business, revenue and profitability; the risk that DMG may not be able to successfully establish a presence in new geographic regions or successfully address competitive threats that could reduce its profitability; the risk that a disruption in DMG’s healthcare provider networks could have an adverse effect on DMG’s business operations and profitability; the risk that reductions in the quality ratings of health plans DMG serves or healthcare services that DMG provides could have an adverse effect on DMG’s business; the risk that health plans that acquire health maintenance organizations may not be willing to contract with DMG or may be willing to contract only on less favorable terms; and the other risk factors set forth in Part II, Item 1A. of this Quarterly Report on Form 10-Q. We base our forward-looking statements on information currently available to us, and we undertake no obligation to update or revise any forward-looking statements, whether as a result of changes in underlying factors, new information, future events or otherwise.
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
The following table is a summary of our consolidated operating results for the first quarter of 2019 compared with the prior sequential quarter and the same quarter of 2018:

	Three months ended
	March 31, 2019		December 31, 2018		March 31, 2018
	(dollars in millions)
Revenues:
Dialysis and related lab patient service revenues	$2,635		$2,730		$2,591
Provision for uncollectible accounts	(5)		(14)		26
Net dialysis and related lab patient service revenues	2,630		2,716		2,617
Other revenues	113		105		233
Total consolidated revenues	2,743	100%	2,821	100%	2,849	100%
Operating expenses and charges:
Patient care costs	1,965	72%	2,027	72%	2,036	71%
General and administrative	251	9%	269	10%	267	9%
Depreciation and amortization	149	5%	155	5%	143	5%
Equity investment (income) loss	(3)	—%	11	—%	—	—%
Provision for uncollectible accounts	—	—%	—	—%	(6)	—%
Goodwill impairment charges	41	1%	—	—%	—	—%
Gain on changes in ownership interests, net	—	—%	(28)	(1)%	—	—%
Total operating expenses and charges	2,403	88%	2,433	86%	2,439	86%
Operating income	$341	12%	$388	14%	$411	14%
Certain columns, rows or percentages may not sum or recalculate due to the use of rounded numbers.

The following table summarizes our consolidated revenues among our reportable segments:

	Three months ended
	March 31, 2019	December 31, 2018	March 31, 2018
	(dollars in millions)
Revenues:
U.S. dialysis and related lab services patient service revenues	$2,548	$2,642	$2,508
Provision for uncollectible accounts	(5)	(14)	25
U.S. dialysis and related lab services net patient service revenues	2,542	2,628	2,533
Other revenues	5	5	5
Total net U.S. dialysis and related lab services revenues	2,547	2,633	2,538
Other—Ancillary services and strategic initiatives other revenues	112	107	238
Other—Ancillary services and strategic initiatives patient service revenues, net	118	117	102
Total net other—ancillary services and strategic initiatives revenues	230	224	340
Total net segment revenues	2,777	2,857	2,878
Elimination of intersegment revenues	(34)	(35)	(29)
Consolidated revenues	$2,743	$2,821	$2,849
Certain columns, rows or percentages may not sum or recalculate due to the use of rounded numbers.
The following table summarizes consolidated operating income and adjusted consolidated operating income:

	Three months ended
	March 31, 2019	December 31, 2018	March 31, 2018
	(dollars in millions)
Operating income (loss):
U.S. dialysis and related lab services	$417	$437	$433
Other—Ancillary services and strategic initiatives	(58)	(29)	(7)
Corporate administrative support	(19)	(20)	(16)
Total consolidated operating income	$341	$388	$411
Reconciliation of non-GAAP measures:
Operating expenses:
Goodwill impairment charges	$41	$—	$—
Gain on changes in ownership interests, net	—	(28)	—
Equity investment loss (income):
Loss due to business sale in APAC JV	—	9	—
Loss due to impairments in APAC JV	—	2	—
Adjusted consolidated operating income(1)	$382	$370	$411
Certain columns or rows may not sum or recalculate due to the use of rounded numbers.

(1)
For the periods presented in the table above adjusted operating income is defined as operating income before certain items which we do not believe are indicative of ordinary results, including impairment charges and net gain on changes in ownership interests. Adjusted operating income as so defined is a non-GAAP measure and is not intended as a substitute for GAAP operating income. We have presented these adjusted amounts because management believes that these presentations enhance a user’s understanding of our normal consolidated operating income by excluding certain items which we do not believe are indicative of our ordinary results of operations. As a result, adjusting for these amounts allows for comparison to our normalized prior period results.

Consolidated revenues
Consolidated revenues for the first quarter of 2019 decreased by approximately $78 million, or 2.8%, as compared to the fourth quarter of 2018. This decrease was due to a decrease in our U.S. dialysis and related lab services revenues of approximately $86 million, primarily due to a decrease in treatments, partially offset by a slight increase in our average net revenue per treatment, as described below. Consolidated revenues benefited from an increase of $6 million in our ancillary services and strategic initiatives revenues, primarily due to an increase in DaVita Integrated Kidney Care (DaVita IKC) revenues, partially offset by decreases in our shared savings revenue from our ESRD Seamless Care Organization (ESCO) joint ventures, pharmacy revenue due to our pharmacy distribution ceasing operations and revenues related to our international operations, as described below.
Consolidated revenues for the first quarter of 2019 decreased by approximately $106 million, or 3.7%, as compared to the first quarter of 2018. This decrease was primarily driven by a decrease of approximately $110 million in our ancillary services and strategic initiatives revenues, primarily due to our pharmacy distribution ceasing operations, the sale of our direct primary care business and a decrease in revenues at DaVita Health Solutions, partially offset by an increase in DaVita IKC revenues and an increase in revenues from our international operations, as described below. This decrease was offset by an increase in our U.S. dialysis and related lab services revenues of approximately $9 million, primarily due to volume growth from additional treatments, partially offset by a decrease in our average dialysis net revenue per treatment of approximately $5, as described below.
Consolidated operating income
Consolidated operating results for the first quarter of 2019, which included a goodwill impairment of $41 million at our Germany kidney care reporting unit, decreased by approximately $47 million as compared to the fourth quarter of 2018, which included a net gain on changes in ownership interests of $28 million, an equity investment loss due to the sale of the India business in our APAC JV of $9 million and an equity investment loss related to impairments at our APAC JV of $2 million. Excluding these items, adjusted consolidated operating income for the first quarter of 2019 increased by approximately $12 million due to an increase in U.S. dialysis and related lab services adjusted operating income of $8 million, a decrease in adjusted operating losses in our ancillary and strategic initiatives of $2 million and a decrease in expenses in our corporate administrative support of $1 million, as described below.
Consolidated operating results for the first quarter of 2019, which included a goodwill impairment of $41 million at our Germany kidney care reporting unit, decreased by approximately $70 million as compared to the first quarter in 2018. Excluding this item from its respective period, adjusted consolidated operating income for the first quarter of 2019 decreased by $29 million due to a decrease in operating income in U.S. dialysis and related lab services of approximately $16 million, an increase in adjusted operating losses in our ancillary and strategic initiatives of $10 million and an increase in expenses in our corporate administrative support of $3 million, as described below.

U.S. dialysis and related lab services business
Results of operations

	Three months ended
	March 31, 2019	December 31, 2018	March 31, 2018
	(dollars in millions, except per treatment data)
Revenues:
U.S. dialysis and related lab services patient service revenues	$2,548	$2,642	$2,508
Provision for uncollectible accounts	(5)	(14)	25
U.S. dialysis and related lab services net patient service revenues	2,542	2,628	2,533
Other revenues	5	5	5
Total U.S. dialysis and related lab services revenues	2,547	2,633	2,538
Operating expenses and charges:
Patient care costs	1,797	1,872	1,779
General and administrative	197	210	196
Depreciation and amortization	141	147	135
Equity investment income	(5)	(5)	(5)
Gain on changes in ownership interests, net	—	(28)	—
Total operating expenses and charges	2,130	2,196	2,105
Operating income	$417	$437	$433
Reconciliation of non-GAAP measures:
Gain on changes in ownership interests, net	—	(28)	—
Adjusted operating income(1)	$417	$409	$433
Dialysis treatments	7,297,460	7,552,412	7,174,026
Average dialysis treatments per treatment day	95,267	95,119	92,568
Average dialysis and related lab services net revenue per treatment	$348.37	$347.97	$353.05
Certain columns or rows may not sum or recalculate due to the use of rounded numbers.

(1)
For the periods presented in the table above adjusted operating income is defined as operating income before certain items which we do not believe are indicative of ordinary results, including a net gain on changes in ownership interest. Adjusted operating income as so defined is a non-GAAP measure and is not intended as a substitute for GAAP operating income. We have presented these adjusted amounts because management believes that these presentations enhance a user’s understanding of our normal consolidated operating income by excluding certain items which we do not believe are indicative of our ordinary results of operations. As a result, adjusting for these amounts allows for comparison to our normalized prior period results.

Revenues
Dialysis and related lab services’ revenues for the first quarter of 2019 decreased by approximately $86 million, or 3.3%, as compared to the fourth quarter of 2018. The decrease in dialysis and related lab services’ revenues was primarily due to a decrease in treatments, principally due to approximately three fewer treatment days in the first quarter of 2019 as compared to the fourth quarter of 2018, as well as a seasonal decrease from co-insurance and deductibles. These were partially offset by a slight increase in our average dialysis net revenue per treatment due to an increase in Medicare rates and an increase in acute revenue due to seasonality.
Dialysis and related lab services’ revenues for the first quarter of 2019 increased by approximately $9 million, or 0.4%, as compared to the first quarter of 2018. The increase in net revenues was principally due to volume growth from acquired and non-acquired treatment growth, partially offset by one fewer treatment day during the first quarter of 2019 as compared to the first quarter of 2018 and a decrease in our average dialysis net revenue per treatment of $5. The decrease in revenue per treatment was driven by a one-time benefit of $24 million recognized in the first quarter of 2018 in Medicare bad debt revenue due to a policy election made under the new revenue standard to only apply the new guidance to contracts that were not substantially completed as of January 1, 2018, as well as a decrease in calcimimetics revenues, partially offset by an increase in Medicare rates and an increase in acute revenue.
Operating expenses and charges
Patient care costs. Dialysis and related lab services’ patient care costs of approximately $246 per treatment for the first quarter of 2019 decreased by approximately $2 per treatment as compared to the fourth quarter of 2018. The decrease was primarily related to a decrease in pharmaceutical unit costs. These decreases were partially offset by increases in benefits costs, payroll taxes due to seasonality, as well as in pharmaceutical intensity.
Dialysis and related lab services’ patient care costs per treatment for the first quarter of 2019 decreased by approximately $2 per treatment as compared to the first quarter of 2018. The decrease was primarily related to a decrease in pharmaceutical unit costs and intensity, and a reduction in asset impairments related to expected center closures in the first quarter of 2018. These decreases were partially offset by an increase in labor and benefits costs and other direct operating expenses associated with our dialysis centers.
General and administrative expenses. Dialysis and related lab services’ general and administrative expenses were approximately $197 million in the first quarter of 2019 and $210 million in the fourth quarter of 2018. General and administrative expenses decreased primarily due to a decrease in advocacy spending related to certain legislative and ballot initiatives, a decrease in professional fees and a decrease in travel expenses, partially offset by increases in labor and benefits costs and long-term incentive compensation expense.
Dialysis and related lab services’ general and administrative expenses for the first quarter of 2019 increased by approximately $1 million as compared to the first quarter of 2018. This increase was primarily due to an increase in labor and benefit costs, partially offset by a decrease in professional fees.
Depreciation and amortization. Depreciation and amortization for dialysis and related lab services was approximately $141 million for the first quarter of 2019, $147 million for the fourth quarter of 2018, and $135 million for the first quarter of 2018. The decrease in depreciation and amortization in the first quarter of 2019 as compared to the fourth quarter of 2018 was primarily due to a change in estimated useful lives for our dialysis machines from seven years to nine years. The increase in depreciation and amortization in the first quarter of 2019 as compared to the first quarter of 2018 was primarily due to an increase in depreciation expense related to the growth in newly developed centers and acquired centers, partially offset by a decrease due to a change in estimated useful lives for our dialysis machines, as described above.
Gain on changes in ownership interests, net. During the fourth quarter of 2018 we acquired a controlling interest in a previously nonconsolidated dialysis partnership. As a result of this transaction, we consolidated this partnership and recognized a non-cash gain of $28 million on our previously held ownership interest in the partnership.
Equity investment income. Equity investment income for dialysis and related lab services was approximately $5 million for the first quarter of 2019, the fourth quarter of 2018 and the first quarter of 2018.
Segment operating income
Dialysis and related lab services’ operating income for the first quarter of 2019 decreased by approximately $20 million as compared to the fourth quarter of 2018, which included a net gain on changes in ownership interests of $28 million. Excluding this item from its respective period, adjusted operating income increased by approximately $8 million due to decreases in pharmaceutical costs, advocacy costs, professional fees and travel expenses, as well as a decrease in depreciation expense, as described above. These decreases in expenses were partially offset by approximately three fewer treatment days in the first quarter of 2019 as compared to the fourth quarter of 2018, along with increases in benefits costs and payroll taxes, as described above.
Dialysis and related lab services’ operating income for the first quarter of 2019 decreased by approximately $16 million as compared to the first quarter of 2018. This decrease in operating income was principally due to a decrease in our average dialysis net revenue per treatment of approximately $5 and approximately one fewer treatment day in the first quarter of 2019 as compared to the first quarter of 2018, as well as increases in labor and benefit costs, and other direct operating expenses associated with our dialysis centers, as described above. Operating income benefited from volume growth from additional treatments, as well as decreases in pharmaceutical costs and professional fees.

Other—Ancillary services and strategic initiatives business
Our other operations include ancillary services and strategic initiatives which are primarily aligned with our core business of providing dialysis services to our network of patients. As of March 31, 2019, these consisted primarily of disease management services, vascular access services, clinical research programs, physician services, ESRD seamless care organizations and comprehensive care as well as our international operations. These ancillary services and strategic initiatives, including our international operations, generated approximately $230 million in revenues for the first quarter of 2019, representing approximately 8.3% of our consolidated revenues. We expect to add additional service offerings to our business and pursue additional strategic initiatives in the future as circumstances warrant, which could include healthcare services not related to dialysis.
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
As of March 31, 2019, our international dialysis operations provided dialysis and administrative services to a total of 243 outpatient dialysis centers located in nine countries outside of the United States. The total net revenues from our international operations are below.
The following table reflects the results of operations for our ancillary services and strategic initiatives:

	Three months ended
	March 31, 2019	December 31, 2018	March 31, 2018
	(dollars in millions)
U.S. revenues:
Other revenues	$109	$100	$237
Total	109	100	237
International revenues:
Dialysis patient service revenues	118	117	102
Other revenues	3	7	1
Total	120	124	103
Total net revenues	$230	$224	$340
Operating expenses and charges:
Operating and other general expenses	$247	$253	$347
Goodwill impairment	41	—	—
Total operating expenses and charges	288	253	347
Total ancillary services and strategic initiatives operating loss	$(58)	$(29)	$(7)

U.S. operating loss	$(15)	$(19)	$(5)

International operating loss	$(43)	$(10)	$(2)
Reconciliation of non-GAAP:
Goodwill impairment charge	41	—	—
Equity investment loss (income):
Loss due to business sale in APAC JV	—	9	—
Loss due to impairments in APAC JV	—	2	—
Adjusted operating loss(1)	$(2)	$—	$(2)
Total adjusted ancillary services and strategic initiatives operating loss(1)	$(17)	$(19)	$(7)
Certain columns, rows or percentages may not sum or recalculate due to the use of rounded numbers.

(1)
For the periods presented in the table above, adjusted operating loss is defined as operating loss before certain items which we do not believe are indicative of ordinary results, including the effect of impairment charges and net loss on changes in ownership interests. Adjusted operating loss as so defined is a non-GAAP measure and is not intended as a substitute for GAAP operating loss. We have presented these adjusted amounts because management believes that these presentations enhance a user’s understanding of our normal consolidated operating income by excluding certain items which we do not believe are indicative of our ordinary results of operations. As a result, adjusting for these amounts allows for comparison to our normal prior period results.

Revenues
Revenues from our ancillary services and strategic initiatives for the first quarter of 2019 increased by approximately $6 million, or 2.7%, as compared to the fourth quarter of 2018. This increase was primarily due to an increase in DaVita IKC revenues from special needs plans, partially offset by a decrease in shared savings revenue from our ESCO joint ventures, a decrease in pharmacy revenue due to our pharmacy distribution ceasing operations, and a decrease in revenues related to our international operations due to approximately three fewer treatment days in the first quarter of 2019 as compared to the fourth quarter of 2018.
Revenues from our ancillary services and strategic initiatives for the first quarter of 2019 decreased by approximately $110 million, or 32.4%, as compared to the first quarter of 2018. This decrease was primarily due to our pharmacy distribution ceasing operations, a decrease in revenue due to the sale of our direct primary care business in the second quarter of 2018, and a decrease in our revenues at DaVita Health Solutions. These decreases were partially offset by an increase in DaVita IKC revenues from special needs plans and an increase in revenues from our international operations due to acquired and non-acquired growth.
Operating and general expenses
Ancillary services and strategic initiatives operating expenses for the first quarter of 2019 decreased by $6 million from the fourth quarter of 2018, primarily due to charges taken in the fourth quarter of 2018 related to an equity investment loss on the sale of the India business of our APAC JV of $9 million, an equity investment loss of $2 million related to impairments at our APAC JV and a decrease related to our pharmacy distribution ceasing operations. These decreases were partially offset by an increase in medical costs at DaVita IKC and an increase in members in our special needs plans.
Ancillary services and strategic initiatives operating expenses for the first quarter of 2019 decreased by $100 million as compared to the first quarter of 2018. This decrease was primarily due to our pharmacy distribution ceasing operations and a decrease in expenses related to the sale of our direct primary care business in the second quarter of 2018. These decreases were partially offset by an increase in medical costs at DaVita IKC due to an increase in members in our special needs plans as well as an increase in expenses associated with our international operations.
Goodwill impairment charges
During the three months ended March 31, 2019, we recognized a goodwill impairment charge of $41 million at our Germany kidney care business. This charge resulted primarily from a change in relevant discount rates, a decline in current and expected patient census during the quarter and higher than expected current and future costs, primarily due to newly announced legislation that is expected to increase wages in that market. See further discussion of this impairment charge in Note 7 to the condensed consolidated financial statements.
Segment operating losses
Ancillary services and strategic initiatives operating loss for the first quarter of 2019, which included a goodwill charge of $41 million related to our international operations, as described above, increased by approximately $29 million from the fourth quarter of 2018, which included an equity investment loss due to the sale of the India business of our APAC JV of $9 million and an equity investment loss related to impairments at our APAC JV of $2 million. Excluding these items from their respective periods, adjusted operating losses decreased by $2 million, primarily due to our pharmacy distribution ceasing operations, an increase in DaVita IKC operating results, partially offset by a decrease in our shared savings revenue from our ESCO joint ventures.
Ancillary services and strategic initiatives operating loss for the first quarter of 2019, which included a goodwill charge of $41 million related to our international operations, increased by approximately $51 million from the first quarter of 2018. Excluding this item, adjusted operating losses increased by $10 million, primarily due to a decrease in operating income at our direct primary care business due to the sale in the second quarter of 2018 and a decrease in our revenues at DaVita Health

Solutions. These decreases were partially offset by an improvement in DaVita IKC operating results from special needs plans and a decrease in operating losses due to our pharmacy distribution ceasing operations.
Corporate-level charges
Debt expense. Debt expense was $132 million in the first quarter of 2019, $128 million in the fourth quarter of 2018 and $114 million in the first quarter of 2018. Debt expense increased as compared to the fourth quarter of 2018 and as compared to the first quarter of 2018, primarily due to an increase in our average outstanding debt balance and an increase in our average interest rate.
Corporate administrative support. Corporate administrative support consists primarily of labor, benefits and long-term incentive compensation expense, as well as professional fees for departments which provide support to all of our various operating lines of business. This is partially offset by internal management fees charged to our other lines of business for that support.
Corporate administrative support costs were approximately $19 million in the first quarter of 2019, $20 million in the fourth quarter of 2018 and $16 million in the first quarter of 2018. Corporate administrative support costs in the first quarter of 2019 as compared to the fourth quarter of 2018 decreased due to a decrease in long-term incentive compensation expense, partially offset by increases in benefit costs and payroll taxes. Corporate administrative support costs in the first quarter of 2019 increased as compared to the same period of 2018 primarily due to a reduction in internal management fees charged to our pharmacy business, partially offset by decreases in professional fees and long-term incentive compensation expense.
Other income (loss). Other income was $7 million for the first quarter of 2019, other loss was $0.5 million for the fourth quarter of 2018 and other income was $5 million for the first quarter of 2018. The increase in other income (loss) in the first quarter of 2019 as compared to the fourth quarter of 2018 was primarily due to an increase in interest income, gains on the sale of investments and gains in foreign currency in the first quarter of 2019 as compared to foreign currency losses in the fourth quarter of 2018. The increase in other income for the first quarter of 2019 as compared to the first quarter of 2018 was primarily due to an increase in interest income and gains on sale of investments, partially offset by a decrease in foreign currency gains.
Income taxes. The Company's effective income tax rate for continuing operations was 26.3% for the first quarter of 2019 as compared to 20.0% for the fourth quarter of 2018 and 23.4% for the first quarter of 2018. The Company's effective income tax rate increased in the first quarter of 2019 as compared to the fourth quarter of 2018 due to a goodwill impairment charge recognized during the quarter ended March 31, 2019, as described below, and favorable return-to-provision adjustments recorded in the fourth quarter of 2018. The Company's effective income tax rate increased in the first quarter of 2019 as compared to the first quarter of 2018, primarily due to the goodwill impairment charge recognized in the first quarter of 2019, as described above.
Noncontrolling interests. Net income attributable to noncontrolling interests was $40 million for the first quarter of 2019 as compared to $48 million for the fourth quarter of 2018 and $47 million for the first quarter of 2018. The decrease in net income attributable to noncontrolling interests in the first quarter of 2019 as compared to the fourth quarter of 2018 was primarily due to fewer treatment days in the first quarter of 2019. The decrease in net income attributable to noncontrolling interests in the first quarter of 2019 as compared to the first quarter of 2018 was primarily due to a decrease in earnings at our DMG physician groups.
Accounts receivable. Our consolidated accounts receivable balances at March 31, 2019 and December 31, 2018 were $1.953 billion and $1.859 billion, respectively, which represented approximately 65 days and 62 days, respectively, net of allowance for uncollectible accounts. The increase in consolidated day sales outstanding (DSO) was primarily due to delays in billings, and collections related to certain payors. Our DSO calculation is based on the current quarter’s average revenues per day. There were no significant changes during the first quarter of 2019 from the fourth quarter of 2018 in the amount of unreserved accounts receivable over one year old or the amounts pending approval from third-party payors.

Liquidity and capital resources
The following table shows the summary of our major sources and uses of cash, cash equivalents and restricted cash:

	Three months ended
	March 31, 2019	March 31, 2018
	(dollars in millions)
Net cash provided by operating activities
Net income	$189	$225
Non-cash items	244	210
Working capital	(290)	(85)
Other	(2)	13
	$141	$363

Net cash used in investing activities
Capital expenditures:
Routine maintenance/IT/other	$(90)	$(119)
Development and relocations	(109)	(114)
Acquisition expenditures	(11)	(17)
Proceeds from sale of self-developed properties	12	18
Other	(2)	32
	$(200)	$(200)

Net cash provided by (used in) financing activities
Debt issuances, net	$357	$105
Distributions to noncontrolling interest	(44)	(45)
Contributions from noncontrolling interest	19	12
Other	(7)	(5)
Share repurchases	—	(290)
	$325	$(223)
Total number of shares repurchased(1)	—	4,197,304

(1)	At March 31, 2018, $16 million of our share repurchases remained unsettled.
Consolidated cash flows from operating activities during the first quarter of 2019 were $141 million, of which $73 million was from continuing operations, compared with consolidated operating cash flows for the first quarter of 2018 of $363 million, of which $206 million was from continuing operations. The decrease in cash flow from continuing operations was primarily driven by an increase in four days of DSO in our dialysis and lab business, funding of our 2018 401(k) match contribution that occurred in early 2019 and other changes in working capital.
Other significant changes in sources and uses of cash included net issuances of debt on our revolving line of credit of $400 million in the first quarter of 2019 as compared to net issuances of $452 million on the Term Loan A-2 which was used to pay down $300 million on the revolving line of credit in the first quarter of 2018. Cash flow also benefited from decreases in both capital expenditures and share repurchases in the first quarter of 2019 as compared to the first quarter of 2018.
In addition, during the first quarter of 2019 and of 2018, we made mandatory principal payments under our senior secured credit facilities totaling $25.0 million on Term Loan A and $8.8 million on Term Loan B.

The table below shows the growth in our dialysis operations by number of owned and operated dialysis centers:

	Three months ended			Three months ended
	March 31			March 31
U.S. centers:	2019	2018	International centers:	2019	2018
Centers at beginning of year	2,664	2,510	Centers at beginning of year	241	237
Acquired	2	1	Acquired	2	4
Developed	27	28	Developed and hospital operated	—	—
Managed and administrative, net(1)	(1)	1	Managed, net(1)	—	—
Sold and closed(2)	(2)	(1)	Sold and closed(2)	—	(1)
Closed(3)	(1)	—	APAC JV operated, net	—	1
Number of centers at end of period	2,689	2,539	Number of centers at end of period	243	241

(1)	Represents dialysis centers that we manage or provide administrative services for but in which we own a noncontrolling equity investment or which are wholly-owned by third parties.

(2)	Represents dialysis centers that were sold and/or closed for which patients were not retained.

(3)	Represents dialysis centers that were closed for which the majority of patients were retained and transferred to one of our other existing outpatient dialysis centers.
In addition, our DMG business acquired one private medical practice in each of the first quarters of 2019 and 2018.
As of March 31, 2019, we had $575 million drawn on our $1.0 billion revolving line of credit under our senior secured credit facilities, of which approximately $38.0 million was committed for outstanding letters of credit. We also have approximately $40.9 million of additional outstanding letters of credit under a separate bilateral secured letter of credit facility, and $0.2 million of committed outstanding letters of credit which are backed by a certificate of deposit.
See Note 9 to the condensed consolidated financial statements for components of and interest rates on our long-term debt.
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
Goodwill
We recognized a $41 million goodwill impairment charge in our Germany kidney care business during the quarter ended March 31, 2019. This charge resulted primarily from a change in relevant discount rates, a decline in current and expected patient census in the quarter and higher than expected current and future costs, primarily due to newly announced legislation that is expected to increase wages in that market.
We did not recognize any goodwill impairment charges during the three months ended March 31, 2018.
See further discussion of this impairment charge and our reporting units that remain at risk of goodwill impairment in Note 7 to the condensed consolidated financial statements.
Long-term incentive program (LTIP) compensation
During the three months ended March 31, 2019, we granted 7,496 restricted and performance stock units with an aggregate grant-date fair value of $0.4 million and a weighted-average expected life of approximately 1.6 years.
Long-term incentive compensation expense of $13 million in the first quarter of 2019 increased by approximately $1 million as compared to the fourth quarter of 2018 primarily due to the cumulative revaluation of liability-based awards that decreased expense in the fourth quarter of 2018 for changes in estimated ultimate payouts.

Long-term incentive compensation expense in the first quarter of 2019 decreased by approximately $2 million as compared to the first quarter of 2018 primarily due to the final vesting of a broad grant in the first quarter of 2018 that is no longer contributing expense.
As of March 31, 2019, there was $88 million in total estimated but unrecognized compensation expense for LTIP awards outstanding, including $79 million related to stock-based compensation arrangements under our equity compensation and employee stock purchase plans. We expect to recognize the performance-based cash component of these LTIP expenses over a weighted average remaining period of 0.7 years and the stock-based component of these LTIP expenses over a weighted average remaining period of 1.4 years.
See further discussion in Note 13 to the condensed consolidated financial statements.
Off-balance sheet arrangements and aggregate contractual obligations
In addition to the debt and lease obligations reflected on our balance sheet, we have commitments associated with letters of credit and potential obligations associated with our equity investments in nonconsolidated businesses and to dialysis ventures that are wholly-owned by third parties. We have potential obligations to purchase the equity interests held by third parties in several of our majority-owned joint ventures and other nonconsolidated entities. These obligations are in the form of put provisions that are exercisable at the third-party owners’ discretion within specified periods as outlined in each specific put provision. If these put provisions were exercised, we would be required to purchase the third-party owners’ equity interests at either the appraised fair market value or a predetermined multiple of earnings or cash flows attributable to the equity interests put to us, which is intended to approximate fair value. The methodology we use to estimate the fair values of noncontrolling interests subject to put provisions assumes the higher of either a liquidation value of net assets or an average multiple of earnings, based on historical earnings, patient mix and other performance indicators that can affect future results, as well as other factors. The estimated fair values of noncontrolling interests subject to put provisions are a critical accounting estimate that involves significant judgments and assumptions and may not be indicative of the actual values at which the noncontrolling interests may ultimately be settled, which could vary significantly from our current estimates. The estimated fair values of noncontrolling interests subject to put provisions can fluctuate and the implicit multiple of earnings at which these noncontrolling interests obligations may be settled will vary significantly depending upon market conditions including potential purchasers’ access to the capital markets, which can impact the level of competition for dialysis and non-dialysis related businesses, the economic performance of these businesses and the restricted marketability of the third-party owners’ equity interests. The amount of noncontrolling interests subject to put provisions that employ a contractually predetermined multiple of earnings rather than fair value are immaterial.
We also have certain other potential commitments to provide operating capital to several dialysis ventures that are wholly-owned by third parties or businesses in which we maintain a noncontrolling equity interest as well as to physician-owned vascular access clinics or medical practices that we operate under management and administrative services agreements.
The following is a summary of these contractual obligations and commitments as of March 31, 2019 (in millions):

	Remainder of 2019	1-3 years	4-5 years	After 5 years	Total
Potential cash requirements under other commitments:
Letters of credit	$79	$—	$—	$—	$79
Noncontrolling interests subject to put provisions	623	269	115	136	1,143
Non-owned and minority owned put provisions	2	28	—	—	30
Operating capital advances	1	2	1	3	7
Purchase commitments	274	1,026	—	—	1,300
	$979	$1,325	$116	$139	$2,559
See Note 9 and Note 10 to the condensed consolidated financial statements for components and interest rates of our long-term debt and leases.
We have an agreement with Fresenius Medical Care (FMC) to purchase a certain amount of dialysis equipment, parts and supplies from FMC, which was extended through December 31, 2020.

We also have an agreement with Baxter Healthcare Corporation (Baxter) that commits us to purchase a certain amount of hemodialysis and peritoneal dialysis supplies at fixed prices through 2022.
Our total expenditures for the three months ended March 31, 2019 on such products for Fresenius was approximately 2.4% and for Baxter was 1.5% of our total U.S. dialysis and related lab services operating costs. The actual amount of such purchases in future years will depend upon a number of factors, including the operating requirements of our centers, the number of centers we acquire and growth of our existing centers.
In addition to the commitments listed above, in 2017, we entered into a Sourcing and Supply Agreement with Amgen USA Inc. (Amgen) that expires on December 31, 2022. Under the terms of this agreement, we will purchase EPO in amounts necessary to meet no less than 90% of our requirements for erythropoiesis stimulating agents (ESAs) through the expiration of the contract with Amgen. The actual amount of EPO that we will purchase will depend upon the amount of EPO administered during dialysis as prescribed by physicians and the overall number of patients that we serve.
Settlements of existing income tax liabilities for unrecognized tax benefits of approximately $58 million, including interest, penalties and other long-term tax liabilities, are excluded from the table above as reasonably reliable estimates of their timing cannot be made.
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
As of March 31, 2019, if these physician groups were not consolidated in our financial statements, our consolidated assets would have been approximately $21.977 billion and our consolidated other liabilities would have been approximately $6.452 billion. Our consolidated indebtedness would have remained approximately $10.512 billion since almost all of these physician groups are classified as held for sale with DMG and the remainder of them do not carry third party debt. For the three months ended March 31, 2019, if these physician groups were not consolidated in our financial statements, our consolidated net income would have been reduced by approximately $8 million. Our consolidated total net revenues and consolidated operating income would have remained approximately $2.743 billion and $341 million, respectively, since almost all of these physician groups are included in discontinued operations.
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
For the three months ended March 31, 2019, excluding DMG's equity investment income attributable to CMGI, our consolidated net income would be lower by approximately $463 thousand. See Note 23 to the condensed consolidated financial statements for further details.
New Accounting Standards
See discussion of new accounting standards in Note 21 to the condensed consolidated financial statements.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk
Interest rate sensitivity
There has been no material change in the nature of the Company's interest rate risks or foreign currency exchange risks, described in Item 7A of our consolidated financial statements included in the 10-K for the year ended December 31, 2018.
The tables below provide information about our financial instruments that are sensitive to changes in interest rates as of March 31, 2019.

									Average interest rate
	Expected maturity date									Fair Value
	2019	2020	2021	2022	2023	2024	Thereafter	Total
	(dollars in millions)
Long term debt:
Fixed rate	$31	$33	$30	$1,280	$41	$1,777	$1,701	$4,893	5.29%	$4,833
Variable rate	$4,623	$51	$910	$12	$11	$8	$4	$5,619	5.01%	$5,640

	Notional Amount	Contract maturity date							Fair Value
		2019	2020	2021	2022	2023	Thereafter	Receive variable
	(dollars in millions)
Cap agreements	$3,500	$—	$3,500	$—	$—	$—	—	LIBOR above 3.5%	$—
See Note 9 to the condensed consolidated financial statements for components of and interest rates on our long-term debt.
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
Beginning January 1, 2019, we adopted FASB Accounting Standards Codification Topic 842, Leases. As a result of adopting this new standard, we implemented new business processes and related control activities in order to maintain appropriate controls over financial reporting. There was no other change in our internal control over financial reporting that was identified during the evaluation that occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.
OTHER INFORMATION
Item 1.    Legal Proceedings
The information required by this Part II, Item 1 is incorporated herein by reference to the information set forth under the caption “Contingencies” in Note 11 to the condensed consolidated financial statements included in this report.
Item 1A. Risk Factors
An updated description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors previously provided in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018 and any subsequent filings with the Securities and Exchange Commission (SEC) made prior to the date hereof. The risks and uncertainties discussed below are not the only ones facing our business. Please also read the cautionary notice regarding forward-looking statements in Item 2 of Part I of this Quarterly Report on Form 10-Q under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations."
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
We endeavor to comply with all legal requirements. We further endeavor to structure all of our relationships with physicians and providers to comply with state and federal anti-kickback physician and self-referral laws and other applicable healthcare laws. We utilize considerable resources to monitor laws and regulations and implement necessary changes. However, the laws and regulations in these areas are complex, changing and often subject to varying interpretations. As a result, there is no guarantee that we will be able to adhere to all of the laws and regulations that apply to our business, and any failure to do so could have a material adverse impact on our business, results of operations, financial condition, cash flows and reputation. For example, if an enforcement agency were to challenge the level of compensation that we pay our medical directors or the number of medical directors whom we engage, or otherwise challenge these arrangements, we could be required to change our practices, face criminal or civil penalties, pay substantial fines, or otherwise experience a material adverse impact on our business, results of operations, financial condition, cash flows, reputation and stock price as a result. Similarly, we may face penalties under the FCA, the federal Civil Monetary Penalty statute or otherwise, related to failure to report and return overpayments within 60 days of when the overpayment is identified and quantified. These obligations to report and return overpayments could subject our procedures for identifying and processing overpayments to greater scrutiny. We have made investments in resources to decrease the time it takes to identify, quantify and process overpayments, and may be required to make additional investments in the future.
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
Certain subpoenas and civil investigative demands received by us or our subsidiaries specifically reference that they are in connection with FCA investigations alleging, among other things, that we or our subsidiaries presented or caused to be presented false claims for payment to the government. See Note 11 to the condensed consolidated financial statements included in this report for further details.
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

We are, and may in the future be, a party to various lawsuits, demands, claims, qui tam suits, governmental investigations and audits (including investigations or other actions resulting from our obligation to self-report suspected violations of law) and other legal matters, any of which could result in, among other things, substantial financial penalties or awards against us, mandated refunds, substantial payments made by us, required changes to our business practices, exclusion from future participation in Medicare, Medicaid and other healthcare programs and possible criminal penalties, any of which could have a material adverse effect on our business, results of operations, financial condition, and cash flows and materially harm our reputation.
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
Responding to subpoenas, investigations and other lawsuits, claims and legal proceedings as well as defending ourselves in such matters will continue to require management's attention and cause us to incur significant legal expense. Negative findings or terms and conditions that we might agree to accept as part of a negotiated resolution of pending or future legal or regulatory matters could result in, among other things, substantial financial penalties or awards against us, substantial payments made by us, harm to our reputation, required changes to our business practices, exclusion from future participation in the Medicare, Medicaid and other healthcare programs and, in certain cases, criminal penalties, any of which could have a material adverse effect on us. It is possible that criminal proceedings may be initiated against us and/or individuals in our business in connection with investigations by the federal government. Other than as described in Note 11 to the condensed consolidated financial statements included in this report, we cannot predict the ultimate outcomes of the various legal proceedings and regulatory matters to which we are or may be subject from time to time, including those described in the aforementioned sections of this report, or the timing of their resolution or the ultimate losses or impact of developments in those matters, which could have a material adverse effect on our business, results of operations, financial condition, cash flows and materially harm our reputation. See Note 11 to the condensed consolidated financial statements included in this report for further details regarding these and other matters.
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
New models of care emerge and evolve and other initiatives in the government or private sector may arise, and any failure on our part to adequately implement strategic initiatives to adjust to these marketplace developments could have a material adverse impact on our business. For example, the Centers for Medicare and Medicaid Services (CMS) Innovation Center (Innovation Center) is currently working with various healthcare providers to develop, refine and implement Accountable Care Organizations (ACOs) and other innovative models of care for Medicare and Medicaid beneficiaries, including the Comprehensive ESRD Care Model (CEC Model) (which includes the development of end stage renal disease (ESRD) Seamless Care Organizations), the Duals Demonstration, and other models. We are currently participating in the CEC Model with the Innovation Center, including with organizations in Arizona, Florida, and adjacent markets in New Jersey and Pennsylvania. Our U.S. dialysis business may choose to participate in additional models either as a partner with other providers or independently. Even in areas where we are not directly participating in these or other Innovation Center models, some of our patients may be assigned to an ACO, another ESRD Care Model, or another program, in which case the quality and cost of care that we furnish will be included in an ACO's, another ESRD Care Model's, or other program's calculations. CMS has also recently announced a new set of primary care payment models that will be administered through the Innovation Center and launched in certain states beginning in 2020.  We expect additional guidance around these new payment models in the coming months, and are in the early stages of assessing the potential impact on our business.
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
There is also a considerable amount of uncertainty as to the continued implementation of the ACA and what similar measures or other changes might be enacted at the federal and/or state level. There have been multiple attempts through legislative action and legal challenges to repeal or amend the ACA. In December 2017, the Tax Cuts and Jobs Act of 2017 was signed into law which, among other things, repealed the penalty under ACA’s individual mandate, which had required individuals to pay a fee if they failed to obtain a qualifying health insurance plan. In December 2018, a federal district court in Texas ruled the individual mandate was unconstitutional and inseverable from the ACA. As a result, the court ruled the remaining provisions of the ACA were also invalid, though the court declined to issue a preliminary injunction with respect to the ACA. The court's ruling has been appealed to the U.S. Court of Appeals for the Fifth Circuit. On March 25, 2019, the DOJ stated in a legal filing with the Fifth Circuit that the district court's ruling that the ACA was invalid should be upheld. It remains unclear whether the court’s ruling will be upheld by appellate courts. In addition, the 2016 Presidential and Congressional elections and subsequent developments have caused the future state of the exchanges and other ACA reforms to be unclear. However, legislative attempts to completely repeal the ACA have been unsuccessful to date. While there may be significant changes to the healthcare environment in the future, including as a result of potential changes to the political environment, the specific changes and their timing are not yet apparent. Previously enacted reforms and future changes could have a material adverse effect on our business, results of operations, financial condition and cash flows, including, for example, by limiting the scope or nature of coverage or the number of patients who are able to obtain coverage through the exchanges and other health insurance programs, moving to a universal health insurance or “single payor” system whereby health insurance is provided to all Americans by the government under government programs, lowering or eliminating the cost-sharing reduction subsidies under the ACA, lowering our reimbursement rates, and/or increasing our expenses.
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
There have also been potential rule making and/or legislative efforts concerning charitable premium assistance. In December 2016, CMS published an interim final rule that questioned the use of charitable premium assistance for ESRD patients and would have established new conditions for coverage standards for dialysis facilities. In January 2017, a federal district court in Texas issued a preliminary injunction on CMS' interim final rule and in June 2017, at the request of CMS, the court stayed the proceedings while CMS pursues new rulemaking options. CMS has not issued any new rulemaking related to charitable premium assistance yet, but that does not preclude CMS or another regulatory agency or legislative authority from issuing a new rule or guidance that challenges charitable premium assistance. In addition, during the third quarter of 2018, a bill (SB 1156) was passed by the California legislature that would have imposed restrictions and obligations related to the use by patients on commercial plans of charitable premium assistance in the state of California and would have limited the amounts paid to a provider for services provided to those patients, if that provider has a financial relationship with the organization providing charitable premium assistance. SB 1156 was vetoed by the Governor of California, and the California legislature did not subsequently vote to overturn the Governor's veto. However, we expect that similar legislative or other initiatives might be proposed in the future in these and other states. For example, in January 2019, a bill (AB 290) was introduced in the California legislature that is similar to SB 1156 and would, among other things, limit the amount of reimbursement paid to certain providers for services provided to patients with commercial insurance who receive charitable premium assistance. In addition, similar bills were recently introduced in Illinois (SB 650) and Oregon (SB 900). If any one of AB 290, SB 650 or SB 900 is passed and implemented, we expect that it would have an adverse impact on our business, results of operations, financial condition and cash flows.
Any law, rule or guidance proposed or issued by CMS or other federal or state regulatory or legislative authorities, including any initiatives similar to the proposed legislation and ballot initiatives described above, or other future ballot or other initiatives restricting or prohibiting the ability of patients with access to alternative coverage from selecting a marketplace plan on or off exchange, limiting the amount of revenue that a dialysis provider can retain for caring for patients with commercial insurance by, among other things, requiring rebates to insurers and taking into account only a portion of the costs incurred by dialysis providers, affecting payments made to providers for services provided to patients who receive charitable premium assistance and/or otherwise restricting or prohibiting the use of charitable premium assistance, could cause us to incur substantial costs to oppose any such proposed measures, impact our dialysis center development plans, and if passed and/or implemented, could adversely impact dialysis centers across the U.S. making certain centers economically unviable, lead to the closure of certain centers, restrict the ability of dialysis patients to obtain and maintain optimal insurance coverage, and in some cases, have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
Data protection laws are also evolving nationally, and may add additional compliance costs and legal risks to our U.S. operations. For example, the California legislature passed the California Consumer Protection Act (CCPA), which is scheduled to become effective January 1, 2020. The CCPA is a privacy bill that requires certain companies doing business in California to disclose information regarding the collection and use of a consumer's personal data and to delete a consumer's data upon request. The CCPA also permits the imposition of civil penalties and expands existing state security laws by providing a private right of action for consumers in certain circumstances where consumer data is subject to a breach. We are still evaluating whether and how this rule will impact our U.S. operations and/or limit the ways in which we can provide services or use personal data collected while providing services. The U.S. Department of Health and Human Services (HHS) Office for Civil Rights recently issued cybersecurity guidelines for healthcare organizations that reflect consensus-based, voluntary practices to cost-effectively reduce cybersecurity risks for organizations of varying sizes. Although these HHS-backed guidelines, entitled “Health Industry Cybersecurity Practices: Managing Threats and Protecting Patients,” are voluntary, they are likely to serve as an important reference point for the healthcare industry.
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
Our business strategy includes growth through acquisitions of dialysis centers and other businesses, as well as entry into joint ventures. We may engage in acquisitions, mergers, joint ventures or dispositions or expand into new business lines or models, which may affect our results of operations, debt-to-capital ratio, capital expenditures or other aspects of our business. There can be no assurance that we will be able to identify suitable acquisition targets or merger partners or buyers for dispositions or that, if identified, we will be able to agree to terms with merger partners, acquire these targets or make these dispositions on acceptable terms or on the desired timetable. There can also be no assurance that we will be successful in completing any acquisitions, mergers or dispositions that we announce, executing new business lines or models or integrating any acquired business into our overall operations. There is no guarantee that we will be able to operate acquired businesses successfully as stand-alone businesses, or that any such acquired business will operate profitably or will not otherwise have a material adverse effect on our business, results of operations, financial condition and cash flows or materially harm our reputation. Further, we cannot be certain that key talented individuals at the business being acquired will continue to work for us after the acquisition or that they will be able to continue to successfully manage or have adequate resources to successfully operate any acquired business. In addition, certain of our newly and previously acquired dialysis centers and facilities have been in service for many years, which may result in a higher level of maintenance costs. Further, our facilities, equipment and information technology may need to be improved or renovated to maintain or increase operational efficiency, compete for patients and medical directors, or meet changing regulatory requirements. Increases in maintenance costs and any continued increases in capital expenditures could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
Competition in existing and expanding markets is not limited to large competitors with substantial financial resources. We also compete with individual nephrologists that have opened their own dialysis units or facilities, and there have also been increasing indications of interest from non-traditional dialysis providers and others to enter the dialysis and pre-dialysis space and/or develop innovative technologies or business activities that could be disruptive to the industry. Although these and other potential competitors may face operational and/or financial challenges, the highly competitive and evolving dialysis and pre-dialysis marketplaces have presented some opportunities with relative ease of entry. As a result, we may compete with these smaller and/or non-traditional providers for patients in an asymmetrical environment with respect to data and/or regulatory requirements we face as an ESRD service provider, thereby impacting our ability to effectively compete. These and other factors have continued to drive change in the dialysis and pre-dialysis space, and if we are unable to successfully adapt to these changing dynamics, it could have a material adverse impact on our business, results of operations, financial condition and cash flows. Furthermore, each of the aforementioned competitive pressures and related risks may be impacted by a continued decline in the rate of growth of the ESRD patient population or other reductions in demand for dialysis treatments.
Based on the recent 2018 annual data report from the United States Renal Data System (USRDS), the underlying ESRD dialysis patient population has grown at an approximate compound rate of 3.8% from 2000 to 2016. However, more recent preliminary data from the USRDS suggest that the rate of growth of the ESRD patient population may be declining. A number of factors may impact ESRD growth rates, including the aging of the U.S. population, incidence rates for diseases that cause kidney failure such as diabetes and hypertension, mortality rates for dialysis patients and growth rates of minority populations with higher than average incidence rates of ESRD. In addition, the number of kidney transplants has been increasing in recent years, which may impact ESRD growth rates.
If we are not able to effectively implement our growth strategy, including by making acquisitions at the desired pace or at all; if we are not able to continue to maintain the expected or desired level of non-acquired growth; or if we experience significant patient attrition either as a result of new business activities in the dialysis or pre-dialysis space by our existing competitors, other market participants, new entrants, new technology or other forms of competition, or as a result of reductions in demand for dialysis treatments, including reduced prevalence of ESRD or an increase in the number of kidney transplants, it could materially adversely affect our business, results of operations, financial condition and cash flows.
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
Some states have laws that prohibit business entities, such as DMG and our other subsidiaries, including but not limited to, Nephrology Practice Solutions, DaVita Health Solutions, DaVita IKC, and Lifeline, from practicing medicine, employing physicians to practice medicine, exercising control over medical decisions by physicians (also known collectively as the corporate practice of medicine) or engaging in certain arrangements, such as fee-splitting, with physicians. In some states these prohibitions are expressly stated in a statute or regulation, while in other states the prohibition is a matter of judicial or regulatory interpretation. Of the states in which DMG and DaVita entities currently operate, California, Colorado, Nevada, Oregon, Tennessee and Washington generally prohibit the corporate practice of medicine, and other states may as well.
DMG and other DaVita entities operate in those states by maintaining long-term contracts with their associated physician groups which are each owned and operated by a physician(s) and which employ or contract with additional physicians to provide physician services, or by otherwise structuring physician group ownership in accordance with state law. Under these arrangements, DMG and such other DaVita entities provide non-medical management services and receive a management fee for providing these services; however, DMG and such other DaVita entities do not represent that they offer medical services through the associated physician groups, and do not exercise influence or control over the practice of medicine by physicians.
In addition to the above management arrangements, DMG and such other DaVita entities have certain contractual rights relating to the orderly transfer of equity interests in certain of its associated physician groups through succession agreements and other arrangements with their physician equity holders. However, such equity interests cannot be transferred to or held by DMG, such other DaVita entities or by any non-professional organization. Neither DMG nor DMG's subsidiaries directly own any equity interests in any physician groups in California, Nevada and Washington. The other DaVita entities operating in these and multiple other states have similar agreements and arrangements. In the event that any of these associated physician groups fail to comply with the management arrangement or any management arrangement is terminated and/or DMG or any of the other DaVita entities is unable to enforce its contractual rights over the orderly transfer of equity interests in its associated physician groups, such events could have a material adverse effect on the business, results of operations, financial condition and cash flows of DMG or such other DaVita entities.
It is possible that a state regulatory agency or a court could determine that these agreements with physician equity holders of certain managed associated physician groups and the way these entities carry out these arrangements as described above, either independently or coupled with the management services agreements with associated physician groups, are in violation of the corporate practice of medicine doctrine. As a result, these arrangements could be deemed invalid, potentially resulting in a loss of revenues and an adverse effect on results of operations derived from such associated physician groups. Such a determination could force a restructuring of the management arrangements with associated physician groups, which might include revisions of the management services agreements, including a modification of the management fee and/or establishing an alternative structure that would permit these entities to contract with a physician network without violating the corporate practice of medicine prohibition. There can be no assurance that such a restructuring would be feasible, or that it could be accomplished within a reasonable time frame without a material adverse effect on DMG's, DaVita's or any subsidiaries business, results of operations, financial condition and cash flows.
In December 2013, DaVita Health Plan of California, Inc. (DHPC) obtained a restricted Knox-Keene license in California, which, among other things, permits DHPC to contract with health plans in California and to arrange health care services through a network of employed or contracting physicians and other providers without violating the corporate practice of medicine prohibition. However, DHPC continues to subcontract with DMG associated physician groups in California to arrange physician services. DMG and DMG's California, Nevada and Washington associated physician groups, as well as those physician equity holders of associated physician groups who are subject to succession agreements with DMG, could be subject to criminal or civil penalties or an injunction if, for non-physicians, they are found to be practicing medicine without a license or, for licensed physicians, they are found to be aiding and abetting the unlicensed practice of medicine.

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
If the pending sale of DMG closes, our cash flows will be reduced accordingly. We cannot provide assurances that our business will generate sufficient cash flows from operations in the future or that future borrowings will be available to us in an amount sufficient to enable us to service our indebtedness or to fund other liquidity needs, including those described above. If we are unable to generate sufficient funds to service our outstanding indebtedness or to meet our other liquidity needs, including the intended purposes described above, we would be required to refinance, restructure, or otherwise amend some or all of such indebtedness, sell assets, change or reduce our intended or announced uses or strategy for capital deployment, including for stock repurchases, reduce capital expenditures or planned expansions or raise additional cash through the sale of our equity. We cannot make any assurances that any such refinancing, restructurings, sales of assets, or issuances of equity can be accomplished or, if accomplished, will be on favorable terms or would raise sufficient funds to meet these obligations or our other liquidity needs. Any failure to pay any of our indebtedness when due could have a material adverse effect on our business, results of operations, financial condition and cash flows, and could trigger cross default or cross acceleration provisions in our other debt instruments, thereby permitting the holders of that other indebtedness to demand immediate repayment, and, in the case of secured indebtedness, would generally permit the holders of that indebtedness to possess and sell the collateral to satisfy our obligations.

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
The completion of the proposed sale of DMG is subject to customary closing conditions, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”). On March 12, 2018, we received a request for additional information and documentary materials (commonly referred to as a “second request”) from the U.S. Federal Trade Commission (“FTC”) under the HSR Act in connection with the FTC’s review of the proposed sale of DMG. In connection with its approval of the proposed sale of DMG, the FTC is likely to impose material conditions, terms and obligations, which could delay completion of the transaction, or the FTC may impose conditions that would require an adverse modification to the equity purchase agreement. If further delays continue in completing the sale of DMG, or if the terms set forth in the equity purchase agreement are further amended, our business, results of operations, financial condition, cash flows and stock price could be materially adversely affected.
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
Approximately 31% of our U.S. dialysis and related lab services net revenues for the three months ended March 31, 2019, were generated from patients who have commercial payors (including hospital dialysis services) as their primary payor. The majority of these patients have insurance policies that pay us on terms and at rates that are generally significantly higher than Medicare rates. The payments we receive from commercial payors generate nearly all of our profit and all of our nonacute dialysis profits come from commercial payors. We continue to experience downward pressure on some of our commercial payment rates as a result of general conditions in the market, including as employers shift to less expensive options for medical services, recent and future consolidations among commercial payors, increased focus on dialysis services and other factors. Commercial payment rates could be materially lower in the future.
We continuously are in the process of negotiating existing and potential new agreements with commercial payors who aggressively negotiate terms with us. Sometimes many significant agreements are being renegotiated at the same time. In the event that our continual negotiations result in overall commercial rate reductions in excess of overall commercial rate increases, the cumulative effect could have a material adverse effect on our business, results of operations, financial condition and cash flows. We believe payor consolidations have significantly increased the negotiating leverage of commercial payors, and ongoing consolidations may continue to increase this leverage in the future. Our negotiations with payors are also influenced by competitive pressures, and we may experience decreased contracted rates with commercial payors or experience decreases in patient volume, including if we turn away new patients in instances where we are unable to come to agreement with commercial payors on rates, as our negotiations with commercial payors continue.
Certain payors have also been attempting to design and implement plans that restrict access to ESRD coverage both in the commercial and individual market. Among other things, these adverse plan designs seek to limit the duration and/or the breadth of ESRD benefits, limit the number of in-network providers, set arbitrary provider reimbursement rates, or otherwise restrict access to care, all of which may result in a decrease in the number of patients covered by commercial insurance. Any of the foregoing developments in plan design or new business activities of commercial payors may lead to a significant decrease in the number of patients with commercial plans and/or a significant decrease in the payment rates we receive, which would have a material adverse effect on our business, results of operations, financial condition and cash flows.
In addition, some commercial payors are pursuing or have incorporated policies into their provider manuals limiting or refusing to accept charitable premium assistance from non-profit organizations, such as the American Kidney Fund, which may impact the number of patients who are able to afford commercial plans. Paying for coverage is a significant financial burden for many patients, and ESRD disproportionately affects the low-income population. Charitable premium assistance supports continuity of coverage and access to care for patients, many of whom are unable to continue working full-time as a result of their severe condition. A material restriction in patients' ability to access charitable premium assistance may restrict the ability of dialysis patients to obtain and maintain optimal insurance coverage, and may adversely impact a large number of dialysis centers across the U.S. by making certain centers economically unviable, and may have a material adverse effect on our business, results of operations, financial condition and cash flows.
For additional details regarding the impact of a decline in our patients under commercial plans, see the risk factor under the heading, “If the number of patients with higher-paying commercial insurance declines, it could have a material adverse effect on our business, results of operations, financial condition and cash flows." For additional details regarding specific risks we face regarding regulatory changes that could result in fewer patients covered under commercial plans or an increase of patients covered under more restrictive commercial plans with lower reimbursement rates, see the discussion in the risk factor under the heading "Changes in federal and state healthcare legislation or regulations could have a material adverse effect on our business, results of operations, financial condition and cash flows."
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
When Medicare becomes the primary payor, the payment rate we receive for that patient decreases from the employer group health plan or commercial plan rate to the lower Medicare payment rate. The number of our patients who have government-based programs as their primary payors could increase and the percentage of our patients covered under commercial insurance plans could be negatively impacted as a result of improved mortality or declining macroeconomic conditions. To the extent there are sustained or increased job losses in the U.S., independent of whether general economic conditions improve, we could experience a decrease in the number of patients covered under commercial plans and/or an increase in uninsured and underinsured patients. The percentage of our patients covered under commercial insurance plans could also be negatively impacted by a decline in the rate of growth of the ESRD patient population. We could also experience a further decrease in the payments we receive for services if changes to the healthcare regulatory system result in fewer patients covered under commercial plans or an increase of patients covered under more restrictive commercial plans with lower reimbursement rates. In addition, our continual negotiations with commercial payors under existing and potential new agreements could result in a decrease in the number of our patients covered by commercial plans to the extent that we cannot reach agreement with commercial payors on rates and other terms, resulting in termination or non-renewals of existing agreements and our inability to enter into new agreements. Our agreements and rates with commercial payors may be impacted by new business activities of these commercial payors as well as steps that these commercial payors have taken and may continue to take to control the cost of and/or the eligibility for access to healthcare services, including relative to products on and off the healthcare exchanges. These efforts could impact the number of our patients who are eligible to enroll in commercial insurance plans, and remain on the plans, including plans offered through healthcare exchanges. Additionally, we continue to experience higher amounts of write-offs due to uninsured and underinsured patients, which has resulted in an increase in uncollectible accounts. Commercial payors could also cease paying in the primary position after providing 30 months of coverage resulting in a material reduction in payment as the patient moves to Medicare primary. If there is a significant reduction in the number of patients under higher-paying commercial plans relative to government-based programs that pay at lower rates or a significant increase in the number of patients that are uninsured and underinsured, it would have a material adverse effect on our business, results of operations, financial condition and cash flows.
Changes in the structure of and payment rates under the Medicare ESRD program could have a material adverse effect on our business, results of operations, financial condition and cash flows.
Approximately 43% of our U.S. dialysis and related lab services net revenues for the three months ended March 31, 2019, were generated from patients who have Medicare as their primary payor. For patients with Medicare coverage, all ESRD payments for dialysis treatments are made under a single bundled payment rate which provides a fixed payment rate to encompass all goods and services provided during the dialysis treatment that are related to the treatment of dialysis, including pharmaceuticals that were historically separately reimbursed to the dialysis providers, such as erythropoietin (EPO), vitamin D analogs and iron supplements, irrespective of the level of pharmaceuticals administered or additional services performed, except in the case of calcimimetics, which are subject to a transitional drug add-on payment adjustment for the Medicare Part B ESRD payment. Most lab services are also included in the bundled payment. Under the ESRD PPS, the bundled payments to a dialysis facility may be reduced by as much as 2% based on the facility's performance in specified quality measures set annually by CMS through the ESRD Quality Incentive Program, which was established by the Medicare Improvements for Patients and Providers Act of 2008. The bundled payment rate is also adjusted for certain patient characteristics, a geographic usage index and certain other factors. In addition, the ESRD PPS is subject to rebasing, which can have a positive financial effect, or a negative one if the government fails to rebase in a manner that adequately addresses the costs borne by dialysis facilities. Similarly, as new drugs, services or labs are added to the ESRD bundle, CMS' failure to adequately calculate the costs associated with the drugs, services or labs could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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

•
Risk of federal budget sequestration cuts. As a result of the Budget Control Act of 2011 and the BBA, an annual 2% reduction to Medicare payments took effect on April 1, 2013, and has been extended through 2027. These across-

the-board spending cuts have affected and will continue to adversely affect our business, results of operations, financial condition and cash flows.

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
Moreover, the number of our patients with primary Medicare coverage may be subject to change, particularly with the upcoming January 1, 2021 effective date under the 21st Century Cures Act, which will allow Medicare-eligible individuals with ESRD to enroll in Medicare Part C Medicare Advantage (“MA”) managed care plans. The 21st Century Cures Act also adjusts the MA payment system to account for the higher expected costs of ESRD enrollees, which we anticipate could result in higher reimbursement rates payable to ESRD providers than those available under traditional Medicare. However, we continue to evaluate the potential impact of this change in benefit eligibility, as there is significant uncertainty as to how many or which newly eligible ESRD patients will seek to enroll in MA plans for their ESRD benefits.
Changes in state Medicaid or other non-Medicare government-based programs or payment rates could have a material adverse effect on our business, results of operations, financial condition and cash flows.
Approximately 26% of our U.S. dialysis and related lab services net revenues for the three months ended March 31, 2019, were generated from patients who have state Medicaid or other non-Medicare government-based programs, such as coverage through the Department of Veterans Affairs (VA), as their primary coverage. As state governments and other governmental organizations face increasing budgetary pressure, we may in turn face reductions in payment rates, delays in the receipt of payments, limitations on enrollee eligibility or other changes to the applicable programs. For example, certain state Medicaid programs and the VA have recently considered, proposed or implemented payment rate reductions.
The VA adopted Medicare's bundled PPS pricing methodology for any veterans receiving treatment from non-VA providers under a national contracting initiative. Since we are a non-VA provider, these reimbursements are tied to a percentage of Medicare reimbursement, and we have exposure to any dialysis reimbursement changes made by CMS. Approximately 3% of our dialysis services revenues for the three months ended March 31, 2019 were generated by the VA.
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
As of March 31, 2019, we owned a controlling interest in numerous dialysis-related joint ventures, which represented approximately 25% of our net U.S. dialysis and related lab services net revenues for the three months ended March 31, 2019. In addition, we also owned noncontrolling equity investments in several other dialysis related joint ventures. We expect to continue to increase the number of our joint ventures. Many of our joint ventures with physicians or physician groups also have certain physician owners providing medical director services to centers we own and operate. Because our relationships with physicians are governed by the federal and state anti-kickback statutes, we have sought to structure our joint venture arrangements to satisfy as many federal safe harbor requirements as we believe are commercially reasonable. Our joint venture arrangements do not satisfy all of the elements of any safe harbor under the federal Anti-Kickback Statute, however, and therefore are susceptible to government scrutiny. For example, in October 2014, we entered into a settlement agreement to resolve the then pending 2010 and 2011 U.S. Attorney physician relationship investigations regarding certain of our joint ventures and paid $406 million in settlement amounts, civil forfeiture, and interest to the U.S. and certain states. For further details on the settlement agreement, see "If we fail to comply with our Corporate Integrity Agreement, we could be subject to substantial penalties and exclusion from participation in federal healthcare programs that could have a material adverse effect on our business, results of operations, financial condition, cash flows, and reputation".
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
There are significant risks associated with estimating the amount of U.S. dialysis and related lab services revenues and related refund liabilities that we recognize in a reporting period. The billing and collection process is complex due to ongoing insurance coverage changes, geographic coverage differences, differing interpretations of contract coverage and other payor issues, such as ensuring appropriate documentation. Determining applicable primary and secondary coverage for approximately 203,500 U.S. patients at any point in time, together with the changes in patient coverage that occur each month, requires complex, resource-intensive processes. Errors in determining the correct coordination of benefits may result in refunds to payors. Revenues associated with Medicare and Medicaid programs are also subject to estimating risk related to the amounts not paid by the primary government payor that will ultimately be collectible from other government programs paying secondary coverage, the patient's commercial health plan secondary coverage or the patient. Collections, refunds and payor retractions typically continue to occur for up to three years and longer after services are provided. We generally expect our range of U.S. dialysis and related lab services revenues estimating risk to be within 1% of net revenues for the segment. If our estimates of U.S. dialysis and related lab services revenues and related refund liabilities are materially inaccurate, it could impact the timing and the amount of our revenues recognition and have a material adverse impact on our business, results of operations, financial condition and cash flows.
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
Our ancillary services and strategic initiatives are subject to many of the same risks, regulations and laws, as described in the risk factors related to our dialysis business set forth in this Part II, Item 1A, and are also subject to additional risks, regulations and laws specific to the nature of the particular strategic initiative. We expect to add additional service offerings to our business and pursue additional strategic initiatives in the future as circumstances warrant, which could include healthcare services not related to dialysis. Many of these initiatives require or would require investments of both management and financial resources and can generate significant losses for a substantial period of time and may not become profitable in the expected timeframe or at all. There can be no assurance that any such strategic initiative will ultimately be successful. Any significant change in market conditions, or business performance, or in the political, legislative or regulatory environment, may impact the economic viability of any of these strategic initiatives. For example, changes in the oral pharmacy space, including reimbursement rate pressures, negatively impacted the economics of our pharmacy services business. As a result, in the second half of 2018 we transitioned the customer service and fulfillment functions of this business to third parties and wound down our distribution operation, which resulted in a decrease in revenues and costs. In 2018, we recognized restructuring charges of $11 million and incurred asset impairment charges of $17 million related to the restructuring of our pharmacy business.
If any of our ancillary services or strategic initiatives, including our international operations, are unsuccessful, it would have a negative impact on our business, results of operations, financial condition and cash flows, and we may determine to exit that line of business. We could incur significant termination costs if we were to exit certain of these lines of business. In addition, we may incur a material write-off or an impairment of our investment, including goodwill, in one or more of our ancillary services or strategic initiatives. In that regard, we have taken, and may in the future take, impairment and restructuring charges in addition to those described above related to our ancillary services and strategic initiatives, including in our international and pharmacy businesses. For example, in the quarter ended March 31, 2019, the Company recognized a $41 million goodwill impairment charge in its Germany kidney care business.
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
If our labor costs continue to rise, including due to shortages, changes in certification requirements and higher than normal turnover rates in skilled clinical personnel; or currently pending or future rules, regulations, legislation or initiatives impose additional requirements or limitations on our operations or profitability; or, if we are unable to attract and retain key leadership talent, we may experience disruptions in our business operations and increases in operating expenses, among other things, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.
We face increasing labor costs generally, and in particular, we face increased labor costs and difficulties in hiring nurses due to a nationwide shortage of skilled clinical personnel. We compete for nurses with hospitals and other healthcare providers. This nursing shortage may limit our ability to expand our operations. Furthermore, changes in certification requirements can impact our ability to maintain sufficient staff levels, including to the extent our teammates are not able to meet new requirements, among other things. In addition, if we experience a higher than normal turnover rate for our skilled clinical personnel, our operations and treatment growth may be negatively impacted, which could adversely affect our business, results of operations, financial condition and cash flows. We also face competition in attracting and retaining talent for key leadership positions. If we are unable to attract and retain qualified individuals, we may experience disruptions in our business operations, including our ability to achieve strategic goals, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.
In addition, proposed ballot initiatives or referendums, legislation, regulations or policy changes could cause us to incur substantial costs to challenge and prepare for and, if implemented, impose additional requirements on our operations, including increases in the required staffing levels or staffing ratios for clinical personnel, minimum transition times between treatments, limits on how much patients may be charged for care, limitations as to the amount that can be spent on certain medical costs, and limitations on the amount of revenue that providers can retain. Changes such as those mandated by proposed ballot initiatives or referendums, legislation, regulations or policy changes could materially reduce our revenues and increase our operating expense and impact our ability to staff our clinics to any new, elevated staffing levels, in particular given the ongoing nationwide shortage of healthcare workers, especially nurses. Any of these events or circumstances could materially reduce our revenues and increase our operating and other costs, require us to close or consolidate existing dialysis centers, postpone or not build new dialysis centers, reduce shifts or negatively impact employee relations, treatment growth and productivity, and could have a material adverse effect on our business, results of operations, financial condition and cash flows. For additional information on these risks, see "Changes in federal and state healthcare legislation or regulations could have a material adverse effect on our business, results of operations, financial condition and cash flows."
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
As a participant in the healthcare industry, DMG is subject to many of the same risks as our dialysis business is, as described in the risk factors set forth above in this Part II, Item 1A, many of which could have a material adverse effect on DMG's business, results of operations, financial condition and cash flows.
Under most of DMG's agreements with health plans, DMG assumes some or all of the risk that the cost of providing services will exceed its compensation.
Approximately 86% of DMG's revenue for the three months ended March 31, 2019, is derived from fixed per member per month (PMPM) fees paid by health plans under capitation agreements with DMG or its associated physician groups. While there are variations specific to each arrangement, DMG, through DHPC, a subsidiary of HealthCare Partners Holdings, LLC and a restricted Knox-Keene licensed entity, and, in certain instances, DMG's associated physician groups, generally contract with health plans to receive a PMPM fee for professional services and assume the financial responsibility for professional services only. In some cases, the health plans separately enter into capitation contracts with third parties (typically hospitals) who receive directly a PMPM fee and assume contractual financial responsibility for hospital services. In other cases, the health plan does not pay any portion of the PMPM fee to the hospital, but rather administers claims for hospital expenses itself. In both scenarios, DMG enters into managed care-related administrative services agreements or similar arrangements with those third parties (typically hospitals) under which DMG agrees to be responsible for utilization review, quality assurance, and other managed care-related administrative functions. As compensation for such administrative services, DMG is entitled to receive a percentage of the amount by which the institutional capitation revenue received from health plans exceeds institutional expenses; any such risk-share amount to which DMG is entitled is recorded as medical revenues, and DMG is also responsible for a percentage of any short-fall in the event that institutional expenses exceed institutional revenues. To the extent that members require more care than is anticipated and/or the cost of care increases, aggregate fixed PMPM amounts, or capitation payments, may be insufficient to cover the costs associated with treatment. If medical costs and expenses exceed estimates, except in very limited circumstances, DMG will not be able to increase the PMPM fee received under these risk agreements during their then-current terms and could, directly or indirectly through its contracts with its associated physician groups, suffer losses with respect to such agreements.
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
Some agreements between health plans and DMG and its associated physician groups contain risk-sharing arrangements under which the physician groups can earn additional compensation from the health plans by coordinating the provision of quality, cost-effective healthcare to members. However, such arrangements may require the physician group to assume a portion of any loss sustained from these arrangements, thereby reducing DMG's net income. Under these risk-sharing arrangements, DMG and its associated physician groups are responsible for a portion of the cost of hospital services or other services that are not capitated. The terms of the particular risk-sharing arrangement allocate responsibility to the respective parties when the cost of services exceeds the related revenue, which results in a deficit, or permit the parties to share in any surplus amounts when actual costs are less than the related revenue. The amount of non-capitated medical and hospital costs in any period could be affected by factors beyond the control of DMG, such as changes in treatment protocols, new technologies, longer lengths of stay by the patient and inflation. Certain of DMG's agreements with health plans stipulate that risk-sharing pool deficit amounts are carried forward to offset any future years' surplus amounts DMG would otherwise be entitled to receive. DMG accrues for any such risk-sharing deficits. To the extent that such non-capitated medical and hospital costs are higher than anticipated, revenue may not be sufficient to cover the risk-sharing deficits DMG and its associated physician groups are responsible for, which could have a material adverse effect on DMG's business, results of operations, financial condition and cash flows.
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
If DMG's associated physician groups are not able to satisfy the California DMHC's financial solvency requirements, DMG's associated physician groups could become subject to sanctions and DMG's ability to do business in California could be limited or terminated, which could have a material adverse effect on DMG's business, results of operations, financial condition and cash flows.
The California DMHC has instituted financial solvency regulations to monitor the financial solvency of capitated physician groups. Under these regulations, DMG's associated physician groups are required to, among other things:

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

In the event that DMG's associated physician groups are not in compliance with any of the above criteria, DMG's associated physician groups could be subject to sanctions, or limitations on, or termination of, its ability to do business in California, which could have a material adverse effect on DMG's business, results of operations, financial condition and cash flows.
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

Recent legislative, regulatory, judicial and executive efforts to enact further healthcare reform legislation have caused the future state of the exchanges, other ACA reforms, and many core aspects of the current U.S. health care system to be unclear. While specific changes and their timing are not yet apparent, enacted reforms and future legislative, regulatory, judicial, or executive changes could have a material adverse effect on DMG's business, results of operations, financial condition and cash flows.
There is also uncertainty regarding both Medicare Advantage payment rates and beneficiary enrollment, which, if reduced, would reduce DMG's overall revenues and net income. For example, although the Congressional Budget Office (CBO) predicted in 2010 that Medicare Advantage participation would drop substantially by 2020, the CBO has more recently predicted that enrollment in Medicare Advantage (and other contracts covering Medicare Parts A and B) could reach 31 million by 2027, assuming there would be no other future reforms. Although Medicare Advantage enrollment increased since the enactment of the ACA in 2010, there can be no assurance that this trend will continue. Further, fluctuation in Medicare Advantage payment rates are evidenced by CMS's annual announcement of the expected average change in revenue from the prior year: for 2019, CMS announced an average increase of 3.4%; and for 2020, 2.53%. Uncertainty over Medicare Advantage enrollment and payment rates present a continuing risk to DMG's business.
According to the Kaiser Family Foundation (KFF), Medicare Advantage enrollment continues to be highly concentrated among a few payors, both nationally and in local regions. In 2018, the KFF reported that three payors together accounted for more than half of Medicare Advantage enrollment and seven firms accounted for approximately 75%. Consolidation among Medicare Advantage plans in certain regions, or the Medicare program's failure to attract additional plans to participate in the Medicare Advantage program, could have a material adverse effect on DMG's business, results of operations, financial condition and cash flows.
DMG's operations are dependent on competing health plans and, at times, a health plan's and DMG's economic interests may diverge.
For the three months ended March 31, 2019, 62% of DMG's consolidated capitated medical revenues were earned through contracts with three health plans.
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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
Share repurchases
The Company did not repurchase any shares from January 1, 2019 through March 31, 2019.
As of May 7, 2019, we had approximately $1,356 million remaining in Board authorizations available for share repurchases under our stock repurchase program. Although these share repurchase authorizations have no expiration dates, we are subject to share repurchase limitations, including under the terms of the senior secured credit facilities and the indentures governing our senior notes.
Items 3 and 4 are not applicable

Item 5.    Other Information
On May 6, 2019, the Company, its subsidiary guarantors, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, entered into an amendment to the Company’s existing senior secured credit agreement. The amendment extends each of the Tranche A Term Loan Maturity Date, the Tranche A-2 Term Loan Maturity Date and the Revolving Termination Date under the senior secured credit agreement from June 24, 2019 to December 24, 2019. All other terms and conditions of the senior secured credit agreement remain in full force and effect.
Item 6.    Exhibits
The information required by this Item is set forth in the Index to Exhibits that precedes the signature page of this Quarterly Report on Form 10-Q.

INDEX TO EXHIBITS

Exhibit
Number

10.1	Employment Agreement between Javier J. Rodriguez and DaVita Inc., dated as of April 29, 2019. (1)*

10.2	Executive Chairman Agreement between Kent J. Thiry and DaVita Inc., dated as of April 29, 2019. (2)*

10.3	Non-Employee Director Compensation Policy. *✓

31.1	Certification of the Chief Executive Officer, dated May 7, 2019, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

31.2	Certification of the Chief Financial Officer, dated May 7, 2019, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

32.1	Certification of the Chief Executive Officer, dated May 7, 2019, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

32.2	Certification of the Chief Financial Officer, dated May 7, 2019, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

101.INS	XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. ✓

101.SCH	XBRL Taxonomy Extension Schema Document. ✓

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. ✓

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. ✓

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. ✓

101.PRE	XBRL Taxonomy Extension Presentation, Linkbase Document. ✓

*	Management contract or executive compensation plan or arrangement.
✓	Filed or furnished herewith.
(1)	Filed on April 29, 2019 as Exhibit 10.1 to the Company's Current Report on Form 8-K.
(2)	Filed on April 29, 2019 as Exhibit 10.2 to the Company's Current Report on Form 8-K.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAVITA INC.

BY:	/s/ JAMES K. HILGER
James K. Hilger
Chief Accounting Officer*
Date: May 7, 2019

*	Mr. Hilger has signed both on behalf of the Registrant as a duly authorized officer and as the Registrant’s principal accounting officer.