Form 10-Q
period 2019-06-30
DAVITA INC.
filed 2019-08-02
CIK 927066

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
Commission File Number: 1-14106

DAVITA INC.

Delaware	51-0354549
(State of incorporation)	(I.R.S. Employer Identification No.)

2000 16th Street
Denver,	CO	80202
Telephone number (720) 631-2100
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading symbol(s):	Name of each exchange on which registered:
Common Stock, $0.001 par value	DVA	NYSE

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
As of July 31, 2019, the number of shares of the Registrant’s common stock outstanding was approximately 160.3 million shares.

DAVITA INC.

Note: Items 3, 4 and 5 of Part II are omitted because they are not applicable.

i

DAVITA INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Dialysis and related lab patient service revenues	$2,734,065	$2,718,403	$5,369,217	$5,309,477
Provision for uncollectible accounts	(10,249)	(49,406)	(15,712)	(23,861)
Net dialysis and related lab patient service revenues	2,723,816	2,668,997	5,353,505	5,285,616
Other revenues	118,889	217,956	232,312	450,781
Total revenues	2,842,705	2,886,953	5,585,817	5,736,397
Operating expenses and charges:
Patient care costs	1,957,753	2,069,089	3,922,688	4,104,674
General and administrative	275,338	264,094	526,151	530,623
Depreciation and amortization	152,242	147,079	300,770	289,878
Provision for uncollectible accounts	—	(2,100)	—	(8,100)
Equity investment income	(4,514)	(9,795)	(7,222)	(9,950)
Impairment of other assets	—	11,245	—	11,245
Goodwill impairment charges	—	3,106	41,037	3,106
Gain on changes in ownership interest, net	—	(33,957)	—	(33,957)
Total operating expenses and charges	2,380,819	2,448,761	4,783,424	4,887,519
Operating income	461,886	438,192	802,393	848,878
Debt expense	(131,666)	(119,692)	(263,185)	(233,208)
Debt prepayment charges	(12,160)	—	(12,160)	—
Other income, net	5,643	1,994	12,583	6,576
Income from continuing operations before income taxes	323,703	320,494	539,631	622,246
Income tax expense	75,938	83,868	132,684	154,605
Net income from continuing operations	247,765	236,626	406,947	467,641
Net income from discontinued operations, net of tax	79,392	69,696	109,697	63,910
Net income	327,157	306,322	516,644	531,551
Less: Net income attributable to noncontrolling interests	(53,606)	(39,046)	(93,804)	(85,589)
Net income attributable to DaVita Inc.	$273,551	$267,276	$422,840	$445,962
Earnings per share attributable to DaVita Inc.:
Basic net income from continuing operations per share	$1.17	$1.16	$1.89	$2.23
Basic net income per share	$1.64	$1.56	$2.54	$2.54
Diluted net income from continuing operations per share	$1.16	$1.15	$1.89	$2.19
Diluted net income per share	$1.64	$1.53	$2.54	$2.51
Weighted average shares for earnings per share:
Basic	166,346,041	171,617,238	166,366,886	175,267,270
Diluted	166,799,525	174,105,884	166,789,978	177,949,934
Amounts attributable to DaVita Inc.:
Net income from continuing operations	$194,223	$199,603	$314,477	$390,618
Net income from discontinued operations	79,328	67,673	108,363	55,344
Net income attributable to DaVita Inc.	$273,551	$267,276	$422,840	$445,962

See notes to condensed consolidated financial statements.

DAVITA INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net income	$327,157	$306,322	$516,644	$531,551
Other comprehensive income, net of tax:
Unrealized (losses) gains on interest rate cap agreements:
Unrealized (losses) gains	(31)	(268)	(611)	782
Reclassifications of net realized losses into net income	1,606	1,537	3,212	3,074
Unrealized gains (losses) on foreign currency translation:
Foreign currency translation adjustments	12,365	(50,529)	(1,288)	(30,648)
Other comprehensive income (loss)	13,940	(49,260)	1,313	(26,792)
Total comprehensive income	341,097	257,062	517,957	504,759
Less: Comprehensive income attributable to noncontrolling interests	(53,606)	(39,046)	(93,804)	(85,589)
Comprehensive income attributable to DaVita Inc.	$287,491	$218,016	$424,153	$419,170
 See notes to condensed consolidated financial statements.

DAVITA INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands, except per share data)

	June 30, 2019	December 31, 2018
ASSETS
Cash and cash equivalents	$3,575,638	$323,038
Restricted cash and equivalents	106,772	92,382
Short-term investments	5,213	2,935
Accounts receivable, net	2,010,801	1,858,608
Inventories	96,819	107,381
Other receivables	525,004	469,796
Income tax receivable	15,783	68,614
Prepaid and other current assets	54,599	111,840
Current assets held for sale, net	—	5,389,565
Total current assets	6,390,629	8,424,159
Property and equipment, net of accumulated depreciation of $3,649,978 and $3,524,098	3,405,315	3,393,669
Operating lease right-of-use assets	2,790,885	—
Intangible assets, net of accumulated amortization of $75,283 and $80,566	120,574	118,846
Equity method and other investments	225,677	224,611
Long-term investments	35,051	35,424
Other long-term assets	97,443	71,583
Goodwill	6,865,386	6,841,960
	$19,930,960	$19,110,252
LIABILITIES AND EQUITY
Accounts payable	$388,955	$463,270
Other liabilities	726,011	595,850
Accrued compensation and benefits	628,022	658,913
Current portion of operating lease liabilities	372,625	—
Current portion of long-term debt	3,591,331	1,929,369
Current liabilities held for sale	—	1,243,759
Total current liabilities	5,706,944	4,891,161
Long-term operating lease liabilities	2,689,249	—
Long-term debt	5,377,798	8,172,847
Other long-term liabilities	134,605	450,669
Deferred income taxes	593,562	562,536
Total liabilities	14,502,158	14,077,213
Commitments and contingencies
Noncontrolling interests subject to put provisions	1,185,733	1,124,641
Equity:
Preferred stock ($0.001 par value, 5,000,000 shares authorized; none issued)	—	—
Common stock ($0.001 par value, 450,000,000 shares authorized; 166,532,889 and 166,387,307 shares issued and 164,472,913 and 166,387,307 shares outstanding, respectively)	167	166
Additional paid-in capital	989,021	995,006
Retained earnings	3,205,910	2,743,194
Treasury stock (2,059,976 and zero shares, respectively)	(112,189)	—
Accumulated other comprehensive loss	(33,611)	(34,924)
Total DaVita Inc. shareholders' equity	4,049,298	3,703,442
Noncontrolling interests not subject to put provisions	193,771	204,956
Total equity	4,243,069	3,908,398
	$19,930,960	$19,110,252
See notes to condensed consolidated financial statements.

DAVITA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Six months ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$516,644	$531,551
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	300,770	289,878
Impairment charges	41,037	14,351
Stock-based compensation expense	29,045	19,861
Deferred income taxes	60,706	56,882
Equity investment income (loss), net	2,631	(434)
Loss (gain) on sales of business interests, net	23,022	(59,053)
Other non-cash charges, net	25,857	44,337
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivable	(288,437)	(101,746)
Inventories	11,542	71,632
Other receivables and other current assets	(5,142)	(91,685)
Other long-term assets	(410)	3,454
Accounts payable	(68,887)	35,228
Accrued compensation and benefits	(88,473)	23,818
Other current liabilities	151,780	58,321
Income taxes	57,551	24,356
Other long-term liabilities	(18,121)	3,824
Net cash provided by operating activities	751,115	924,575
Cash flows from investing activities:
Additions of property and equipment	(373,918)	(473,977)
Acquisitions	(65,970)	(89,465)
Proceeds from asset and business sales	3,851,381	116,241
Purchase of other debt and equity investments	(4,812)	(4,195)
Purchase of investments held-to-maturity	(3,322)	(3,726)
Proceeds from sale of other debt and equity investments	5,893	5,662
Proceeds from investments held-to-maturity	—	32,628
Purchase of equity investments	(6,715)	(10,241)
Distributions received on equity investments	155	3,009
Net cash provided by (used in) investing activities	3,402,692	(424,064)
Cash flows from financing activities:
Borrowings	32,367,300	28,128,131
Payments on long-term debt and other financing costs	(33,531,409)	(27,556,348)
Purchase of treasury stock	(73,078)	(805,179)
Distributions to noncontrolling interests	(95,714)	(94,006)
Stock award exercises and other share issuances, net	2,107	3,132
Contributions from noncontrolling interests	31,281	31,569
Proceeds from sales of additional noncontrolling interest	—	15
Purchases of noncontrolling interests	(11,040)	(13,223)
Net cash used in financing activities	(1,310,553)	(305,909)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(77)	(3,473)
Net increase in cash, cash equivalents and restricted cash	2,843,177	191,129
Less: Net (decrease) increase in cash, cash equivalents and restricted cash from discontinued operations	(423,813)	229,901
Net increase (decrease) in cash, cash equivalents and restricted cash from continuing operations	3,266,990	(38,772)
Cash, cash equivalents and restricted cash of continuing operations at beginning of the year	415,420	518,920
Cash, cash equivalents and restricted cash of continuing operations at end of the period	$3,682,410	$480,148
See notes to condensed consolidated financial statements.

DAVITA INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)
(dollars and shares in thousands)

	Three months ended June 30, 2019
	Non- controlling interests subject to put provisions	DaVita Inc. Shareholders’ Equity								Non- controlling interests not subject to put provisions

		Common stock		Additional paid-in capital	Retained earnings	Treasury stock		Accumulated other comprehensive loss
		Shares	Amount			Shares	Amount		Total
Balance at March 31, 2019	$1,143,044	166,396	$166	$990,380	$2,932,359	—	$—	$(47,551)	$3,875,354	$211,319
Comprehensive income:
Net income	37,911				273,551				273,551	15,695
Other comprehensive loss								13,940	13,940
Stock purchase shares issued		—		—					—
Stock unit shares issued		137	1	(3,142)					(3,141)
Stock-settled SAR shares issued		—							—
Stock-settled stock-based compensation expense				16,908					16,908
Changes in noncontrolling interest from:
Distributions	(32,670)									(18,814)
Contributions	9,353									2,981
Acquisitions and divestitures	111			—					—	(1,991)
Partial purchases	(281)			13,140					13,140	(15,419)
Fair value remeasurements	28,265			(28,265)					(28,265)
Purchase of treasury stock						(2,060)	(112,189)		(112,189)
Balance at June 30, 2019	$1,185,733	166,533	$167	$989,021	$3,205,910	(2,060)	$(112,189)	$(33,611)	$4,049,298	$193,771

	Six months ended June 30, 2019
	Non- controlling interests subject to put provisions	DaVita Inc. Shareholders’ Equity								Non- controlling interests not subject to put provisions

		Common stock		Additional paid-in capital	Retained earnings	Treasury stock		Accumulated other comprehensive loss
		Shares	Amount			Shares	Amount		Total
Balance at January 1, 2019	$1,124,641	166,387	$166	$995,006	$2,743,194	—	$—	$(34,924)	$3,703,442	$204,956
Cumulative effect of change in accounting principle	(38)				39,876				39,876	(6)
Comprehensive income:
Net income	63,300				422,840				422,840	30,504
Other comprehensive loss								1,313	1,313
Stock purchase shares issued		—		—					—
Stock unit shares issued		146	1	(3,246)					(3,245)
Stock-settled SAR shares issued		—							—
Stock-settled stock-based compensation expense				28,999					28,999
Changes in noncontrolling interest from:
Distributions	(60,235)									(35,479)
Contributions	15,768									15,513
Acquisitions and divestitures	1,873			—					—	(1,991)
Partial purchases	(2,248)			10,934					10,934	(19,726)
Fair value remeasurements	42,672			(42,672)					(42,672)
Purchase of treasury stock						(2,060)	(112,189)		(112,189)
Balance at June 30, 2019	$1,185,733	166,533	$167	$989,021	$3,205,910	(2,060)	$(112,189)	$(33,611)	$4,049,298	$193,771
See notes to condensed consolidated financial statements.

DAVITA INC.
CONSOLIDATED STATEMENTS OF EQUITY - continued
(unaudited)
(dollars and shares in thousands)

	Three months ended June 30, 2018
	Non- controlling interests subject to put provisions	DaVita Inc. Shareholders’ Equity								Non- controlling interests not subject to put provisions

		Common stock		Additional paid-in capital	Retained earnings	Treasury stock		Accumulated other comprehensive income
		Shares	Amount			Shares	Amount		Total
Balance at March 31, 2018	$1,034,501	182,661	$183	$1,030,772	$3,820,767	(4,197)	$(298,377)	$27,335	$4,580,680	$201,401
Cumulative effect of change in accounting principle
Comprehensive income:
Net income	28,171				267,276				267,276	10,875
Other comprehensive loss								(49,260)	(49,260)
Stock unit shares issued		142		(448)					(448)
Stock-settled SAR shares issued		12		1					1
Stock-settled stock-based compensation expense				10,150					10,150
Changes in noncontrolling interest from:
Distributions	(31,831)									(16,708)
Contributions	9,668									9,892
Acquisitions and divestitures	(23)			3					3	(137)
Partial purchases	(820)			(10,203)					(10,203)
Fair value remeasurements	7,492			(7,492)					(7,492)
Purchase of treasury stock						(7,798)	(511,523)		(511,523)
Balance at June 30, 2018	$1,047,158	182,815	$183	$1,022,783	$4,088,043	(11,995)	$(809,900)	$(21,925)	$4,279,184	$205,323

	Six months ended June 30, 2018
	Non- controlling interests subject to put provisions	DaVita Inc. Shareholders’ Equity								Non- controlling interests not subject to put provisions

		Common stock		Additional paid-in capital	Retained earnings	Treasury stock		Accumulated other comprehensive income
		Shares	Amount			Shares	Amount		Total
Balance at January 1, 2018	$1,011,360	182,462	$182	$1,042,899	$3,633,713	—	$—	$13,235	$4,690,029	$196,037
Cumulative effect of change in accounting principle					8,368			(8,368)	—
Comprehensive income:
Net income	52,278				445,962				445,962	33,311
Other comprehensive loss								(26,792)	(26,792)
Stock unit shares issued		146		(448)					(448)
Stock-settled SAR shares issued		207	1	(4,886)					(4,885)
Stock-settled stock-based compensation expense				19,832					19,832
Changes in noncontrolling interest from:
Distributions	(57,997)									(36,009)
Contributions	19,176									12,393
Acquisitions and divestitures	665			79					79	(203)
Partial purchases	(820)			(12,197)					(12,197)	(206)
Fair value remeasurements	22,496			(22,496)					(22,496)
Purchase of treasury stock						(11,995)	(809,900)		(809,900)
Balance at June 30, 2018	$1,047,158	182,815	$183	$1,022,783	$4,088,043	(11,995)	$(809,900)	$(21,925)	$4,279,184	$205,323
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

1.	Condensed consolidated interim financial statements
The condensed consolidated interim financial statements included in this report are prepared by the Company without audit. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations are reflected in these condensed consolidated interim financial statements. All significant intercompany accounts and transactions have been eliminated. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The most significant estimates and assumptions underlying these financial statements and accompanying notes generally involve revenue recognition and accounts receivable, leases, impairments of goodwill and investments, accounting for income taxes, consolidation of variable interest entities and certain fair value estimates. The results of operations for the six months ended June 30, 2019 are not necessarily indicative of the operating results for the full year. The condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (10-K). Prior year balances and amounts have been reclassified to conform to the current year presentation. The Company has evaluated subsequent events through the date these condensed consolidated financial statements were issued and has included all necessary adjustments and disclosures.

2.	Revenue recognition
The Company’s allowance for doubtful accounts related to performance obligations satisfied in years prior to January 1, 2018 was $29,022 and $52,924 as of June 30, 2019 and December 31, 2018, respectively.
There are significant uncertainties associated with estimating revenue, which generally take several years to resolve. These estimates are subject to ongoing insurance coverage changes, geographic coverage differences, differing interpretations of contract coverage and other payor issues, as well as patient issues including, without limitation, determination of applicable primary and secondary coverage, changes in patient coverage and coordination of benefits. As these estimates are refined over time, both positive and negative adjustments to revenue are recognized in the current period. As a result of changes in these estimates, additional revenue of $12,617 and $39,795 was recognized during the three and six months ended June 30, 2019, respectively, associated with performance obligations satisfied prior to January 1, 2019. Additional revenue of $8,817 and $76,227 was recognized during the three and six months ended June 30, 2018, respectively, associated with performance obligations satisfied prior to January 1, 2018, which included a benefit of $12,000 and $36,000 for those respective periods from electing to apply Topic 606, Revenue from Contracts with Customers only to contracts not substantially completed as of January 1, 2018.
The following table summarizes the Company's segment revenues by primary payor source:

	For the three months ended
	June 30, 2019			June 30, 2018
	U.S. dialysis and related lab services	Other - Ancillary services and strategic initiatives	Consolidated	U.S. dialysis and related lab services	Other - Ancillary services and strategic initiatives	Consolidated
Patient service revenues:
Medicare and Medicare Advantage	$1,520,193	$	$1,520,193	$1,526,066	$	$1,526,066
Medicaid and Managed Medicaid	160,242		160,242	150,288		150,288
Other government	110,565	88,770	199,335	110,338	86,530	196,868
Commercial	840,993	33,095	874,088	796,732	19,139	815,871
Other revenues:
Medicare and Medicare Advantage		64,012	64,012		154,028	154,028
Medicaid and Managed Medicaid		94	94		16,158	16,158
Commercial		32,307	32,307		17,006	17,006
Other(1)	5,501	20,670	26,171	4,919	35,034	39,953
Eliminations of intersegment revenues	(30,334)	(3,403)	(33,737)	(20,096)	(9,189)	(29,285)
Total	$2,607,160	$235,545	$2,842,705	$2,568,247	$318,706	$2,886,953

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

(1)	Other consists of management fees and revenue from the Company's ancillary services and strategic initiatives.

	For the six months ended
	June 30, 2019			June 30, 2018
	U.S. dialysis and related lab services	Other - Ancillary services and strategic initiatives	Consolidated	U.S. dialysis and related lab services	Other - Ancillary services and strategic initiatives	Consolidated
Patient service revenues:
Medicare and Medicare Advantage	$3,013,709	$	$3,013,709	$3,011,258	$	$3,011,258
Medicaid and Managed Medicaid	314,431		314,431	307,783		307,783
Other government	216,692	173,245	389,937	217,458	169,068	386,526
Commercial	1,629,407	66,483	1,695,890	1,579,711	38,857	1,618,568
Other revenues:
Medicare and Medicare Advantage		125,713	125,713		296,786	296,786
Medicaid and Managed Medicaid		100	100		31,949	31,949
Commercial		64,925	64,925		57,427	57,427
Other(1)	10,406	38,420	48,826	10,033	73,973	84,006
Eliminations of intersegment revenues	(60,975)	(6,739)	(67,714)	(38,519)	(19,387)	(57,906)
Total	$5,123,670	$462,147	$5,585,817	$5,087,724	$648,673	$5,736,397

(1)	Other consists of management fees and revenue from the Company's ancillary services and strategic initiatives.
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

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

The reconciliations of the numerators and denominators used to calculate basic and diluted earnings per share were as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Numerators:
Net income from continuing operations attributable to DaVita Inc.	$194,223	$199,603	$314,477	$390,618
Change in noncontrolling interest redemption rights in excess of fair value	—	(98)	—	(98)
Net income from continuing operations for earnings per share calculation	194,223	199,505	314,477	390,520
Net income from discontinued operations attributable to DaVita Inc.	79,328	67,673	108,363	55,344
Net income attributable to DaVita Inc. for earnings per share calculation	$273,551	$267,178	$422,840	$445,864

Basic:
Weighted average shares outstanding during the period	166,346	173,811	166,367	177,461
Weighted average contingently returnable shares held in escrow for the DaVita HealthCare Partners merger	—	(2,194)	—	(2,194)
Weighted average shares for basic earnings per share calculation	166,346	171,617	166,367	175,267

Basic net income attributable to DaVita Inc. from:
Continuing operations per share	$1.17	$1.16	$1.89	$2.23
Discontinued operations per share	0.47	0.40	0.65	0.31
Basic net income per share attributable to DaVita Inc.	$1.64	$1.56	$2.54	$2.54

Diluted:
Weighted average shares outstanding during the period	166,346	173,811	166,367	177,461
Assumed incremental shares from stock plans	454	295	423	489
Weighted average shares for diluted earnings per share calculation	166,800	174,106	166,790	177,950

Diluted net income attributable to DaVita Inc. from:
Continuing operations per share	$1.16	$1.15	$1.89	$2.19
Discontinued operations per share	0.48	0.38	0.65	0.32
Diluted net income per share attributable to DaVita Inc.	$1.64	$1.53	$2.54	$2.51

Anti-dilutive stock-settled awards excluded from calculation(1)	5,797	6,227	5,974	4,840

(1)
Shares associated with stock-settled stock appreciation rights and performance stock units were excluded from the diluted denominator calculation because they are anti-dilutive under the treasury stock method.

4.	Restricted cash and equivalents
The Company had restricted cash and cash equivalents at June 30, 2019 and December 31, 2018. There has been no material change in the nature of the Company's restricted cash and cash equivalents from that described in Note 4 to the Company's consolidated financial statements included in the 10-K.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

5.	Short-term and long-term investments
The Company’s short-term and long-term debt and equity investments consist of the following:

	June 30, 2019			December 31, 2018
	Debt securities	Equity securities	Total	Debt securities	Equity securities	Total
Certificates of deposit and other time deposits	$3,113	$—	$3,113	$2,235	$—	$2,235
Investments in mutual funds and common stock	—	37,151	37,151	—	36,124	36,124
	$3,113	$37,151	$40,264	$2,235	$36,124	$38,359
Short-term investments	$3,113	$2,100	$5,213	$2,235	$700	$2,935
Long-term investments	—	35,051	35,051	—	35,424	35,424
	$3,113	$37,151	$40,264	$2,235	$36,124	$38,359

Debt securities: The Company's short-term debt investments are principally bank certificates of deposit with contractual maturities longer than three months but shorter than one year. These debt securities are accounted for as held to maturity and recorded at amortized cost, which approximates their fair values at June 30, 2019 and December 31, 2018.
Equity securities: The Company's equity investments in mutual funds and common stock are held within a trust to fund existing obligations associated with several of the Company’s non-qualified deferred compensation plans. During the six months ended June 30, 2019, the Company recognized pre-tax net gains in the income statement of $2,634 associated with changes in the fair value of these equity securities, comprised of pre-tax realized gains of $308 and a net increase in unrealized gains of $2,326. During the six months ended June 30, 2018, the Company recognized pre-tax realized gains in the income statement of $619 associated with changes in the fair value of these equity securities, comprised of pre-tax realized gains of $3,904 and a net decrease in unrealized gains of $3,285.

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
The Company's equity method and other investments were comprised of the following:

	June 30, 2019	December 31, 2018
APAC joint venture	$124,493	$129,173
Other equity method partnerships	90,736	83,052
Adjusted cost method investments	10,448	12,386
	$225,677	$224,611

During the six months ended June 30, 2019 and 2018, the Company recognized equity investment income of $7,222 and $9,950, respectively, from equity method investments in nonconsolidated businesses.
The Company's largest equity method investment is its ownership interest in DaVita Care Pte. Ltd. (the APAC joint venture, or APAC JV). Subsequent to June 30, 2019, the investors in the APAC JV have jointly agreed to a deferral of the capital contributions scheduled for August 1, 2019 to December 1, 2019. The Company continues to expect the economic interests of the noncontrolling investors in the APAC JV to adjust to match their voting interests by December 1, 2019.
The Company's other equity method investments include legal entities for which the Company maintains significant influence but in which it does not have a controlling financial interest. Almost all of these are U.S. partnerships in the form of limited liability companies. The Company's ownership interests in these partnerships vary, but typically range from 30% to 50%. During the six months ended June 30, 2019, the Company recognized a $1,938 downward valuation adjustment on one

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

of its adjusted cost method investments. During the six months ended June 30, 2018, there were no meaningful impairments or other valuation adjustments recognized on these investments.

7.	Goodwill
Changes in goodwill by reportable segment were as follows:

	U.S. dialysis and related lab services	Other-ancillary services and strategic initiatives	Consolidated total
Balance at December 31, 2017	$6,144,761	$465,518	$6,610,279
Acquisitions	130,574	147,774	278,348
Divestitures	(331)	(15,166)	(15,497)
Impairment charges	—	(3,106)	(3,106)
Foreign currency and other adjustments	—	(28,064)	(28,064)
Balance at December 31, 2018	$6,275,004	$566,956	$6,841,960
Acquisitions	15,714	50,900	66,614
Impairment charges	—	(41,037)	(41,037)
Foreign currency and other adjustments	—	(2,151)	(2,151)
Balance at June 30, 2019	$6,290,718	$574,668	$6,865,386

Balance at June 30, 2019:
Goodwill	$6,290,718	$643,266	$6,933,984
Accumulated impairment charges	—	(68,598)	(68,598)
	$6,290,718	$574,668	$6,865,386

The Company elected to early adopt ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment effective January 1, 2017. The amendments in this ASU simplify the test for goodwill impairment by eliminating the second step in the assessment. All goodwill impairment tests performed since adoption were performed under this new guidance.
During the three months ended June 30, 2019, the Company performed annual and other goodwill impairment assessments for various reporting units, including its Brazil kidney care operations. No goodwill impairment was recognized as part of these assessments.
During the six months ended June 30, 2019, the Company recognized a $41,037 goodwill impairment charge in its Germany kidney care business. This charge resulted primarily from a change in relevant discount rates, a decline in current and expected patient census in the period and higher than expected current and future costs, primarily due to newly announced legislation that is expected to increase wages in that market.
This impairment charge included an $8,865 increase to the goodwill impairment charge, and reduction to deferred tax expense, related to deferred tax assets that the impairment itself generated. The effect was a $41,037 goodwill impairment charge to operating income and an $8,865 credit to tax expense, for a net $32,172 impact on net income.
Based on the most recent assessments, the Company determined that changes in expected patient census, increases in operating costs, reductions in reimbursement rates, changes in actual or expected growth rates, or other significant adverse changes in expected future cash flows or valuation assumptions could result in goodwill impairment charges in the future for the following reporting units, which remain at risk of goodwill impairment as of June 30, 2019.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

Reporting unit	Goodwill balance as of June 30, 2019	Carrying amount coverage(1)	Sensitivities
			Operating income(2)	Discount rate(3)
Brazil Kidney Care	$69,887	4.4%	(2.8)%	(7.0)%
Germany Kidney Care	$380,340	—%	(1.4)%	(9.3)%

(1)	Excess of estimated fair value of the reporting unit over its carrying amount as of the latest assessment date.

(2)	Potential impact on estimated fair value of a sustained, long-term reduction of 3% in operating income as of the latest assessment date.

(3)	Potential impact on estimated fair value of an increase in discount rates of 100 basis points as of the latest assessment date.
The Company recognized a $3,106 goodwill impairment charge during the three and six months ended June 30, 2018 at its German other health operations.
Except as described above and in Note 11 to the Company's consolidated financial statements included in the 10-K, none of the Company's various other reporting units were considered at risk of significant goodwill impairment as of June 30, 2019. Since the dates of the Company's last annual goodwill impairment assessments there have been certain developments, events, changes in operating performance and other changes in key circumstances that have affected the Company's businesses. However, these changes did not cause management to believe it is more likely than not that the fair values of any of the Company's reporting units would be less than their respective carrying amounts as of June 30, 2019.

8.	Income taxes
As of June 30, 2019, the Company’s total liability for unrecognized tax benefits relating to tax positions that do not meet the more-likely-than-not threshold was $49,877, of which $47,034 would impact the Company's effective tax rate if recognized. The total balance increased $9,495 from the December 31, 2018 balance of $40,382.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in its income tax expense. At June 30, 2019 and December 31, 2018, the Company had approximately $10,642 and $9,019, respectively, accrued for interest and penalties related to unrecognized tax benefits, net of federal tax benefits.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

9.	Long-term debt
Long-term debt was comprised of the following:

				As of June 30, 2019
	June 30, 2019	December 31, 2018	Maturity date	Interest rate	Estimated fair value (2)
Senior Secured Credit Facilities:
Term Loan A(1)	$64,383	$675,000	12/24/2019	2.00% + LIBOR	$64,300
Term Loan A-2(1)	102,498	995,000	12/24/2019	1.00% + LIBOR	$103,011
Term Loan B	3,325,000	3,342,500	6/24/2021	2.75% + LIBOR(3)	$3,333,313
Revolving line of credit(1)	550,000	175,000	12/24/2019	2.00% + LIBOR	$550,000
Senior Notes:
5 3/4% Senior Notes	1,250,000	1,250,000	8/15/2022	5.75%	$1,264,000
5 1/8% Senior Notes	1,750,000	1,750,000	7/15/2024	5.125%	$1,748,250
5% Senior Notes	1,500,000	1,500,000	5/1/2025	5.00%	$1,479,000
Acquisition obligations and other notes payable(4)	184,170	183,979	2019-2027	5.70%	$184,170
Financing lease obligations(5)	277,580	282,737	2019-2036	5.43%	$277,580
Total debt principal outstanding	9,003,631	10,154,216
Discount and deferred financing costs(6)	(34,502)	(52,000)
	8,969,129	10,102,216
Less current portion	(3,591,331)	(1,929,369)
	$5,377,798	$8,172,847

(1)
On May 6, 2019, the Company entered into an agreement to extend the maturity dates of its Term Loan A, Term Loan A-2 and revolving line of credit under its senior secured credit facilities by six months, to December 24, 2019.

(2)
Fair values are based upon quoted market prices for similar instruments, a level 2 input. The balances of acquisition obligations and other notes payable and financing lease obligations are presented in the condensed consolidated financial statements at June 30, 2019 at their approximate fair values due to the short-term nature of their settlements.

(3)	Term Loan B is subject to a LIBOR component floor of 0.75%.

(4)
The interest rate presented for acquisition obligations and other notes payable is their weighted average interest rate based on the current interest rate in effect and assuming no changes to the LIBOR based interest rates.

(5)	The interest rate presented for financing lease obligations is their weighted average discount rate.

(6)
The carrying amount of the Company’s senior secured credit facilities includes a discount of $696 and deferred financing costs of $3,744, and the carrying amount of the Company’s senior notes includes deferred financing costs of $30,062 as of June 30, 2019. The carrying amount of the Company’s senior secured credit facilities included a discount of $6,104 and deferred financing costs of $12,580, and the carrying amount of the Company’s senior notes included deferred financing costs of $33,316 as of December 31, 2018.

Scheduled maturities of long-term debt at June 30, 2019 were as follows:

2019 (remainder of the year)(1)	3,564,562
2020	53,182
2021	533,377
2022	1,292,979
2023	54,372
2024	1,785,765
Thereafter	1,719,394

(1)	Includes $2,990,328 of senior secured credit facility debt paid after June 30, 2019 from proceeds of the DMG sale, as described below.

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
The Company closed the DMG sale on June 19, 2019 and, as required by the terms of its senior secured credit agreement, used all of the net proceeds from the sale to prepay term debt outstanding under that credit agreement. Specifically, on June 20, 2019 the Company made initial mandatory principal prepayments of $583,041 on Term Loan A and $892,502 on Term Loan A-2, followed by final mandatory prepayments required under the credit agreement made on July 3, 2019 in the amounts of $64,383 on Term Loan A, $102,498 on Term Loan A-2, and $2,823,447 on Term Loan B, based on elections made by the Term Loan B lenders.
In addition to the mandatory prepayments described above, during the first six months of 2019 the Company made regularly scheduled principal payments of $27,576 on Term Loan A and $17,500 on Term Loan B.
As a result of the principal payments described above, as of July 31, 2019, Term Loan A and Term Loan A-2 have been paid in full and Term Loan B has a remaining balance outstanding of $501,553.
In addition, the Company accelerated the amortization of debt discount and deferred financing costs associated with senior secured credit facility mandatory principal payments made prior to and after June 30, 2019, resulting in an additional charge of $10,668 in the three and six month periods ended June 30, 2019. The Company also recognized expenses of $1,492 associated with the May 6, 2019 amendment to extend the maturity dates for Term Loan A and Term Loan A-2 to December 24, 2019 during the three and six months ended June 30, 2019.
The Company plans to enter into a new credit agreement which is expected to consist of a $1,000,000 senior secured revolving line of credit facility, a $1,750,000 senior secured term loan A facility with a delayed draw feature and a $2,500,000 senior secured term loan B facility. The Company expects to use the funds from the new credit agreement to pay off the remaining balances outstanding under its existing senior credit facilities on Term Loan B and the revolving line of credit, to call the outstanding 5.75% Senior Notes due in 2022, fund the tender offer as described in Note 14 to these condensed consolidated financial statements, and add cash to the balance sheet for potential future share repurchases, acquisitions and other general corporate purposes. These condensed consolidated interim financial statements do not constitute a call notice of the 5.75% Senior Notes. The Company expects the call notice for the 5.75% Senior Notes to be issued following completion of the new credit agreement. However, whether or not the Company enters into the new credit agreement and is able to make borrowings thereunder to fund the proposed redemption of the 5.75% Senior Notes, the repurchase of common stock in the tender offer referred to above or for the other purposes described above is subject to risks and uncertainties, and there can be no assurance that any of the foregoing will occur on the terms currently contemplated, or at all.
As of June 30, 2019, the Company maintains several interest rate cap agreements that have the economic effect of capping the Company's maximum exposure to LIBOR variable interest rate changes on specific portions of the Company's floating rate debt, including all of Term Loan A, Term Loan A-2, and Term Loan B and a portion of the revolving line of credit. The remaining $541,881 outstanding principal balance of the revolving line of credit is subject to LIBOR-based interest rate volatility. The cap agreements are designated as cash flow hedges and, as a result, changes in the fair values of these cap agreements are reported in other comprehensive income. The amortization of the original cap premium is recognized as a component of debt expense on a straight-line basis over the terms of the cap agreements. These cap agreements do not contain credit-risk contingent features.
The following table summarizes the Company’s derivative instruments outstanding as of June 30, 2019 and December 31, 2018, which are classified in "Other long-term assets" on its consolidated balance sheet:

					Six months ended June 30, 2019		Fair value
	Notional amount	LIBOR maximum rate	Effective date	Expiration date	Debt expense	Recorded OCI loss	June 30, 2019	December 31, 2018
October 2015 caps	$3,500,000	3.5%	6/29/2018	6/30/2020	$4,326	$823	$28	$851

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

 The following table summarizes the effects of the Company’s interest rate cap agreements for the three and six months ended June 30, 2019 and 2018:

	Amount of unrecognized (losses) gains in OCI on interest rate cap agreements				Income statement location	Reclassification from accumulated other comprehensive income into net income
	Three months ended June 30,		Six months ended June 30,			Three months ended June 30,		Six months ended June 30,
Derivatives designated as cash flow hedges	2019	2018	2019	2018		2019	2018	2019	2018
Interest rate cap agreements	$(42)	$(361)	$(823)	$1,053	Debt expense	$2,163	$2,070	$4,326	$4,140
Related income tax	11	93	212	(271)	Related income tax	(557)	(533)	(1,114)	(1,066)
Total	$(31)	$(268)	$(611)	$782		$1,606	$1,537	$3,212	$3,074

See Note 15 to these condensed consolidated financial statements for further details on amounts recorded and reclassified from accumulated other comprehensive income.
The Company’s weighted average effective interest rate on the senior secured credit facilities at the end of the second quarter of 2019 was 5.31%, based on the current margins in effect for Term Loan A, Term Loan A-2, Term Loan B and the revolving line of credit, as of June 30, 2019, as described above.
The Company’s overall weighted average effective interest rate for the three and six months ended June 30, 2019 was 5.17% and 5.16%, respectively and as of June 30, 2019 was 5.30%.
As of June 30, 2019, the Company’s interest rates are fixed on approximately 54.10% of its total debt.
As of June 30, 2019, the Company had $550,000 drawn on its $1,000,000 revolving line of credit under its senior secured credit facilities. The Company also has approximately $72,763 of outstanding letters of credit under separate bilateral secured letter of credit facilities.

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
As of June 30, 2019 and December 31, 2018, assets recorded under finance leases were $246,261 and $367,164, respectively, and accumulated amortization associated with finance leases was $15,525 and $131,971, respectively, included in property and equipment, net, on the Company's consolidated balance sheet.
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

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

The components of lease expense were as follows:

Lease cost	Three months ended June 30, 2019	Six months ended June 30, 2019
Operating lease cost(1):
Fixed lease expense	$130,946	$259,056
Variable lease expense	29,907	58,478
Financing lease cost:
Amortization of leased assets	5,703	11,529
Interest on lease liabilities	3,715	7,490
Net lease cost	$170,271	$336,553

(1)	Includes short-term lease expense and sublease income, which are immaterial.
Other information related to leases was as follows:

Lease term and discount rate	June 30, 2019
Weighted average remaining lease term (years):
Operating leases	9.1
Finance leases	10.6
Weighted average discount rate:
Operating leases	4.2%
Finance leases	5.4%

Other information	Six months ended June 30, 2019
Gain on sale leaseback, net	$10,336
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$309,115
Operating cash flows from finance leases	$10,585
Financing cash flows from finance leases	$16,910
Net operating lease assets obtained in exchange for new or modified operating lease liabilities	$195,771

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

Future minimum lease payments under non-cancellable leases as of June 30, 2019 were as follows:

	Operating leases	Finance leases
2019 (remainder of the year)	$259,928	$16,493
2020	490,779	37,805
2021	463,495	33,317
2022	426,182	33,599
2023	380,070	33,709
2024	326,541	33,723
Thereafter	1,375,473	175,202
Total future minimum lease payments	$3,722,468	$363,848
Less portion representing interest	(660,594)	(86,268)
Present value of lease liabilities	$3,061,874	$277,580

Future minimum lease payments under non-cancellable leases as of December 31, 2018 were as follows:

	Operating leases	Capital leases
2019	$483,488	$36,754
2020	462,154	41,044
2021	432,950	34,026
2022	395,462	33,690
2023	349,649	33,845
Thereafter	1,589,949	194,611
	$3,713,652	373,970
Less portion representing interest		(91,233)
Total capital lease obligations, including current portion		$282,737

11.	Contingencies
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
The Company operates in a highly regulated industry and is a party to various lawsuits, demands, claims, qui tam suits, governmental investigations and audits (including, without limitation, investigations or other actions resulting from its obligation to self-report suspected violations of law) and other legal proceedings. The Company records accruals for certain legal proceedings and regulatory matters to the extent that the Company determines an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. As of June 30, 2019 and December 31, 2018, the Company’s total recorded accruals with respect to legal proceedings and regulatory matters, net of anticipated third party recoveries, were immaterial. While these accruals reflect the Company’s best estimate of the probable loss for those matters as of the dates of those accruals, the recorded amounts may differ materially from the actual amount of the losses for those matters, and any anticipated third party recoveries for any such losses may not ultimately be recoverable. Additionally, in some cases, no estimate of the possible loss or range of loss in excess of amounts accrued, if any, can be made because of the inherently unpredictable nature of legal proceedings and regulatory matters, which also may be impacted by various factors, including, without limitation, that they may involve indeterminate claims for monetary damages or may involve fines, penalties or non-monetary remedies; present novel legal theories or legal uncertainties; involve disputed facts; represent a shift in regulatory policy; are in the early stages of the

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

proceedings; or may result in a change of business practices. Further, there may be various levels of judicial review available to the Company in connection with any such proceeding.
The following is a description of certain lawsuits, claims, governmental investigations and audits and other legal proceedings to which the Company is subject.
Governmental Inquiries and Certain Related Proceedings
2016 U.S. Attorney Texas Investigation: In early February 2016, the Company announced that its pharmacy services' wholly-owned subsidiary, DaVita Rx, LLC (DaVita Rx), received a Civil Investigative Demand (CID) from the U.S. Attorney’s Office, Northern District of Texas. The government is conducting a federal False Claims Act (FCA) investigation concerning allegations that DaVita Rx presented or caused to be presented false claims for payment to the government for prescription medications, as well as an investigation into the Company’s relationships with pharmaceutical manufacturers. The CID covers the period from January 1, 2006 through the present. In connection with the Company’s ongoing efforts working with the government, the Company learned that a qui tam complaint had been filed covering some of the issues in the CID and practices that had been identified by the Company in a self-disclosure filed with the Office of Inspector General (OIG) for the U.S. Department of Health and Human Services (HHS) in February 2016. In December 2017, the Company finalized and executed a settlement agreement with the government and relators in the qui tam matter that included total monetary consideration of $63,700, as previously disclosed, of which $41,500 was an incremental cash payment and $22,200 was for amounts previously refunded, and all of which was previously accrued. The government’s investigation into certain of the Company's relationships with pharmaceutical manufacturers is ongoing, and in July 2018 the OIG served the Company with a subpoena seeking additional documents and information relating to those relationships. The Company is continuing to cooperate with the government in this investigation.
2017 U.S. Attorney Massachusetts Investigation: In January 2017, the Company was served with an administrative subpoena for records by the U.S. Attorney’s Office, District of Massachusetts, relating to an investigation into possible federal health care offenses. The subpoena covered the period from January 1, 2007 to the present, and sought documents relevant to charitable patient assistance organizations, particularly the American Kidney Fund, including documents related to efforts to provide patients with information concerning the availability of charitable assistance. The Department of Justice notified the Court on July 23, 2019 of its decision to elect not to intervene in the matter of U.S. ex rel. David Gonzalez v. DaVita Healthcare Partners, et al. The complaint then was unsealed in the US. District Court, District of Massachusetts by order entered on August 1, 2019. The Department of Justice has confirmed that the complaint, which alleges violations of the federal False Claims Act and various state false claims acts, was the basis of its investigation initiated in January 2017. The Company has not been served with the complaint.
2017 U.S. Attorney Colorado Investigation: In November 2017, the U.S. Attorney’s Office, District of Colorado informed the Company of an investigation it was conducting into possible federal healthcare offenses involving DaVita Kidney Care, as well as several of the Company’s wholly-owned subsidiaries. The matter currently includes an investigation into DaVita Rx, DaVita Laboratory Services, Inc. (DaVita Labs), and RMS Lifeline Inc. (Lifeline). In each of August 2018 and May 2019, the Company received a CID pursuant to the FCA from the U.S. Attorney's Office relating to this investigation. The Company is continuing to cooperate with the government in this investigation.
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
* * *
Although the Company cannot predict whether or when proceedings might be initiated or when these matters may be resolved (other than as may be described above), it is not unusual for inquiries such as these to continue for a considerable period of time through the various phases of document and witness requests and on-going discussions with regulators and to develop over the course of time. In addition to the inquiries and proceedings specifically identified above, the Company frequently is subject to other inquiries by state or federal government agencies and/or private civil qui tam complaints filed by

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

relators. Negative findings or terms and conditions that the Company might agree to accept as part of a negotiated resolution of pending or future government inquiries or relator proceedings could result in, among other things, substantial financial penalties or awards against the Company, substantial payments made by the Company, harm to the Company’s reputation, required changes to the Company’s business practices, exclusion from future participation in the Medicare, Medicaid and other federal health care programs and, if criminal proceedings were initiated against the Company, members of its board of directors or management, possible criminal penalties, any of which could have a material adverse effect on the Company.
Shareholder and Derivative Claims
Peace Officers’ Annuity and Benefit Fund of Georgia Securities Class Action Civil Suit: On February 1, 2017, the Peace Officers’ Annuity and Benefit Fund of Georgia filed a putative federal securities class action complaint in the U.S. District Court for the District of Colorado against the Company and certain executives. The complaint covers the time period of August 2015 to October 2016 and alleges, generally, that the Company and its executives violated federal securities laws concerning the Company’s financial results and revenue derived from patients who received charitable premium assistance from an industry-funded non-profit organization. The complaint further alleges that the process by which patients obtained commercial insurance and received charitable premium assistance was improper and "created a false impression of DaVita’s business and operational status and future growth prospects." In November 2017, the court appointed the lead plaintiff and an amended complaint was filed on January 12, 2018. On March 27, 2018, the Company and various individual defendants filed a motion to dismiss. On March 28, 2019, the U.S. District Court for the District of Colorado denied the motion to dismiss. The Company answered the complaint on May 28, 2019. The Company disputes these allegations and intends to defend this action accordingly.
In re DaVita Inc. Stockholder Derivative Litigation: On August 15, 2017, the U.S. District Court for the District of Delaware consolidated three previously disclosed shareholder derivative lawsuits: the Blackburn Shareholder action filed on February 10, 2017, the Gabilondo Shareholder action filed on May 30, 2017, and the City of Warren Police and Fire Retirement System Shareholder action filed on June 9, 2017. The complaint covers the time period from 2015 to present and alleges, generally, breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, corporate waste, and misrepresentations and/or failures to disclose certain information in violation of the federal securities laws in connection with an alleged practice to direct patients with government-subsidized health insurance into private health insurance plans to maximize the Company’s profits. An amended complaint was filed in September 2017, and on December 18, 2017, the Company filed a motion to dismiss and a motion to stay proceedings in the alternative. On April 25, 2019, the court denied the Company's motion to dismiss. The Company answered the complaint on May 28, 2019. The Company disputes these allegations and intends to defend this action accordingly.
Other Proceedings
In addition to the foregoing, from time to time the Company is subject to other lawsuits, demands, claims, governmental investigations and audits and legal proceedings that arise due to the nature of its business, including, without limitation, contractual disputes, such as with payors, suppliers and others, employee-related matters and professional and general liability claims. From time to time, the Company also initiates litigation or other legal proceedings as a plaintiff arising out of contracts or other matters.
Resolved Matters
2017 U.S. Attorney Florida Investigation: In November 2017, the U.S. Attorney’s Office, Southern District of Florida, informed the Company of an investigation it was conducting into possible federal healthcare offenses involving the Company's wholly-owned subsidiary, Lifeline. The U.S. Attorney's Office, Southern District of Florida notified the court on April 4, 2019 of its decision to elect not to intervene in the matter of Gabriel Valle, M.D., et al, v. RMS Lifeline, Inc., et al. The complaint then was unsealed in the U.S. District Court, Southern District of Florida by order dated April 5, 2019. The U.S. Attorney's Office confirmed that the complaint, which alleges violations of the FCA, was the basis of its investigation initiated in November 2017. On July 16, 2019, the private party relators filed a Notice of Voluntary Dismissal of the matter, and the court dismissed the lawsuit without prejudice and closed the case.
* * *
Other than as may be described above, the Company cannot predict the ultimate outcomes of the various legal proceedings and regulatory matters to which the Company is or may be subject from time to time, including those described in

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

this Note 11 to these condensed consolidated financial statements, or the timing of their resolution or the ultimate losses or impact of developments in those matters, which could have a material adverse effect on the Company’s revenues, earnings and cash flows. Further, any legal proceedings or regulatory matters involving the Company, whether meritorious or not, are time consuming, and often require management’s attention and result in significant legal expense, and may result in the diversion of significant operational resources, or otherwise harm the Company’s business, results of operations, financial condition, cash flows or reputation.

12.	Other commitments
The Company has certain other potential commitments to provide operating capital to a number of dialysis centers that are wholly-owned by third parties or businesses in which the Company maintains a noncontrolling equity interest as well as to physician-owned vascular access clinics or medical practices that the Company operates under management and administrative services agreements of approximately $7,154.

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
During the six months ended June 30, 2019, the Company granted 1,885 restricted and performance stock units with an aggregate grant-date fair value of $94,414 and a weighted-average expected life of approximately 3.4 years and 2,343 stock-settled stock appreciation rights with an aggregate grant-date fair value of $32,870 and a weighted-average expected life of approximately 4.0 years.
For the six months ended June 30, 2019 and 2018, the Company recognized $41,054 and $31,301, respectively, in total LTIP expense, of which $24,900 and $20,717, respectively, represented stock-based compensation expense for stock appreciation rights, restricted stock units, performance stock units and discounted employee stock plan purchases, which are primarily included in general and administrative expense. The estimated tax benefits recorded for stock-based compensation for the six months ended June 30, 2019 and 2018 was $3,835 and $3,941, respectively.
As of June 30, 2019, the Company had $169,602 of total estimated but unrecognized compensation expense for outstanding LTIP awards, including $155,951 related to stock-based compensation arrangements under the Company’s equity compensation and employee stock purchase plans. The Company expects to recognize the performance-based cash component of these LTIP expenses over a weighted average remaining period of 0.8 years and the stock-based component of these LTIP expenses over a weighted average remaining period of 1.7 years.
For the six months ended June 30, 2019 and 2018, the Company recognized $2,675 and $7,671, respectively, in actual tax benefits upon the settlement of stock awards.

14.	Share repurchases
During the three and six months ended June 30, 2019, the Company repurchased a total of 2,060 shares of its common stock for $112,189 at an average price of $54.46 per share. The Company also repurchased 4,214 shares of its common stock for $237,811 at an average price of $56.43 per share, subsequent to June 30, 2019 through July 17, 2019.
Effective July 17, 2019, the Company's Board of Directors terminated all remaining prior share repurchase authorizations available to the Company and approved a new share repurchase authorization of $2,000,000. Although this share

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

repurchase authorization does not have an expiration date, the Company remains subject to share repurchase limitations under the terms of its senior secured credit facilities and the indentures governing its senior notes.
On July 22, 2019 the Company commenced a modified "Dutch auction” tender offer (Tender Offer) to purchase for cash shares of its common stock for an aggregate purchase price of up to $1,200,000 at a price per share not less than $53.50 and not more than $61.50. The Tender Offer will expire at 12:00 midnight Eastern time at the end of day on August 16, 2019, unless extended or otherwise terminated. The Tender Offer is conditioned on the successful execution of a new credit agreement with terms reasonably satisfactory to the Company and total lender commitments of not less than $5,250,000 and the funds being accessible thereunder. Completion of the new credit agreement and the Tender Offer are subject to risks and uncertainties and there can be no assurance that the new credit agreement will be entered into or the Tender Offer will be completed in each case on the terms currently contemplated, or at all.

15.	Accumulated other comprehensive (loss) income

	For the three months ended June 30, 2019			For the six months ended June 30, 2019
	Interest rate cap agreements	Foreign currency translation adjustments	Accumulated other comprehensive (loss) income	Interest rate cap agreements	Foreign currency translation adjustments	Accumulated other comprehensive (loss) income
Beginning balance	$(7,935)	$(39,616)	$(47,551)	$(8,961)	$(25,963)	$(34,924)
Unrealized (losses) gains	(42)	12,365	12,323	(823)	(1,288)	(2,111)
Related income tax	11	—	11	212	—	212
	(31)	12,365	12,334	(611)	(1,288)	(1,899)
Reclassification into net income	2,163	—	2,163	4,326	—	4,326
Related income tax	(557)	—	(557)	(1,114)	—	(1,114)
	1,606	—	1,606	3,212	—	3,212
Ending balance	$(6,360)	$(27,251)	$(33,611)	$(6,360)	$(27,251)	$(33,611)

	For the three months ended June 30, 2018			For the six months ended June 30, 2018
	Interest rate cap agreements	Foreign currency translation adjustments	Accumulated other comprehensive (loss) income	Interest rate cap and swap agreements	Investment securities	Foreign currency translation adjustments	Accumulated other comprehensive (loss) income
Beginning balance	$(12,527)	$39,862	$27,335	$(12,408)	$5,662	$19,981	$13,235
Cumulative effect of change in accounting principle(1)	—	—	—	(2,706)	(5,662)	—	(8,368)
Unrealized (losses) gains	(361)	(50,529)	(50,890)	1,053	—	(30,648)	(29,595)
Related income tax	93	—	93	(271)	—	—	(271)
	(268)	(50,529)	(50,797)	782	—	(30,648)	(29,866)
Reclassification into net income	2,070	—	2,070	4,140	—	—	4,140
Related income tax	(533)	—	(533)	(1,066)	—	—	(1,066)
	1,537	—	1,537	3,074	—	—	3,074
Ending balance	$(11,258)	$(10,667)	$(21,925)	$(11,258)	$—	$(10,667)	$(21,925)

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

16.	Acquisitions and divestitures
Routine acquisitions
During the six months ended June 30, 2019, the Company acquired dialysis businesses consisting of five dialysis centers located in the U.S. and seven dialysis centers located outside the U.S. for a total of $63,945 in net cash, $453 in deferred purchase price obligations, and $12,484 in earn-out obligations and assumed liabilities. The assets and liabilities for these acquisitions were recorded at their estimated fair values at the dates of the acquisitions and are included in the Company’s condensed consolidated financial statements, as are their operating results, from the designated effective dates of the acquisitions.
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
The following table summarizes the assets acquired and liabilities assumed in these transactions at their estimated acquisition date fair values:

Current assets	$3,607
Property and equipment	2,135
Intangible and other long-term assets	8,443
Goodwill	66,614
Current liabilities	(2,067)
Long-term liabilities	(88)
Noncontrolling interests	(1,762)
$76,882

 Amortizable intangible assets acquired during the first six months of 2019 primarily represent non-compete agreements which had weighted-average estimated useful lives of approximately six years. The total estimated amount of goodwill deductible for tax purposes associated with these acquisitions was approximately $64,905.
Contingent earn-out obligations
The Company has several contingent earn-out obligations associated with acquisitions that could result in the Company paying the former owners of acquired companies a total of up to $25,875 if certain EBITDA, operating income performance targets or quality margins are met primarily over the next one year to five years. As of June 30, 2019, the estimated fair values of these contingent earn-out obligations is $14,730, of which $4,090 is included in other liabilities and the remaining $10,640 is included in other long-term liabilities in the Company’s consolidated balance sheet.
The following is a reconciliation of changes in contingent earn-out obligations for the six months ended June 30, 2019:

Beginning balance December 31, 2018	$2,608
Contingent earn-out obligations associated with acquisitions	12,440
Remeasurement of fair value for contingent earn-out obligations	(101)
Payments on contingent earn-out obligations	(217)
Ending balance June 30, 2019	$14,730

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

17.     Held for sale and discontinued operations
DaVita Medical Group
On June 19, 2019, the Company completed the sale of its DMG division to Collaborative Care Holdings, LLC (Optum), a subsidiary of UnitedHealth Group Inc., for an aggregate purchase price of $4,340,000, prior to certain closing and post-closing adjustments specified in the related equity purchase agreement dated as of December 5, 2017, as amended as of September 20, 2018 and as of December 11, 2018 (as amended, the equity purchase agreement).
The Company has recorded a preliminary estimated pre-tax net loss of approximately $23,022 on the sale of its DMG division for the three and six months ended June 30, 2019. This preliminary net loss is based on initial estimates of the Company's expected aggregate proceeds from the sale, net of transaction costs and obligations, as well as the estimated values of DMG net assets sold as of the closing date. These estimated net proceeds include $4,465,476 in cash received from Optum at closing, or $3,824,509 net of cash and restricted cash included in DMG net assets sold.
The total net proceeds expected from the DMG sale, as well as the value of its previously held for sale net assets sold, remain subject to estimate revisions and post-closing adjustments pursuant to the equity purchase agreement, which could be material. Under the equity purchase agreement, the Company also has certain indemnification obligations that could require payments to the buyer relating to the Company's previous ownership and operation of the DMG business. Potential payments under these provisions, if any, remain subject to significant uncertainties and could have a material adverse effect on the net proceeds ultimately received and retained by the Company.
The following table presents the financial results of discontinued operations related to DMG:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Revenues	$1,330,777	$1,252,430	$2,713,059	$2,480,362
Expenses	1,201,633	1,192,528	2,539,787	2,418,935
Income from operations of discontinued operations before taxes	129,144	59,902	173,272	61,427
Loss on sale of discontinued operations before taxes	(23,022)	—	(23,022)	—
Income tax expense (benefit)	26,730	(9,794)	40,553	(2,483)
Net income from discontinued operations, net of tax	$79,392	$69,696	$109,697	$63,910

The following table presents cash flows of discontinued operations related to DMG:

	Six months ended June 30,
	2019	2018
Net cash provided by operating activities from discontinued operations	$103,848	$112,683
Net cash used in investing activities from discontinued operations	$(43,442)	$(20,982)

DMG acquisitions
During the period from January 1, 2019 to June 18, 2019 immediately prior to sale, the Company's DMG business acquired two medical business for a total of $2,025 in cash and deferred purchase price of $212.

18.	Variable interest entities
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

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

At June 30, 2019, these condensed consolidated financial statements include total assets of VIEs of $390,935 and total liabilities and noncontrolling interests of VIEs to third parties of $277,638.

19.	Fair values of financial instruments
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
The following table summarizes the Company’s assets, liabilities and temporary equity that are measured at fair value on a recurring basis as of June 30, 2019:

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Investments in equity securities	$37,151	$37,151	$—	$—
Interest rate cap agreements	$28	$—	$28	$—
Liabilities
Contingent earn-out obligations	$14,730	$—	$—	$14,730
Temporary equity
Noncontrolling interests subject to put provisions	$1,185,733	$—	$—	$1,185,733

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
The estimated fair value measurements of contingent earn-out obligations are primarily based on unobservable inputs, including projected EBITDA. See Note 16 to these condensed consolidated financial statements for further discussion.
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
Other financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, other accrued liabilities, lease liabilities and debt. The balances of non-debt financial instruments are presented in these condensed consolidated financial statements at June 30, 2019 at their approximate fair values due to the short-term nature of their settlements.

20.	Segment reporting
The Company’s business is comprised of its U.S. dialysis and related lab services business, various ancillary services and strategic initiatives, including its international operations, and its corporate administrative support.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

On June 19, 2019, the Company completed the sale of its DMG division to Optum, a subsidiary of UnitedHealth Group Inc. As a result of this transaction, DMG's results of operations have been reported as discontinued operations for all periods presented.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

The following is a summary of segment net revenues, segment operating margin (loss), and a reconciliation of segment operating margin to consolidated income before income taxes:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Segment revenues:
U.S. dialysis and related lab services
Patient service revenues:
External sources	$2,612,200	$2,612,734	$5,129,489	$5,101,899
Intersegment revenues	30,042	20,096	60,462	38,519
U.S. dialysis and related lab services patient service revenues	2,642,242	2,632,830	5,189,951	5,140,418
Provision for uncollectible accounts	(10,249)	(49,406)	(15,712)	(24,208)
Net U.S. dialysis and related lab services patient service revenues	2,631,993	2,583,424	5,174,239	5,116,210
Other revenues(1):
External sources	5,209	4,919	9,893	10,033
Intersegment revenues	292	—	513	—
Total U.S. dialysis and related lab services revenues	$2,637,494	$2,588,343	$5,184,645	$5,126,243
Other—Ancillary services and strategic initiatives
Patient service revenues, net	$121,865	$105,669	$239,728	$207,925
Other external sources	113,680	213,037	222,419	440,748
Intersegment revenues	3,403	9,189	6,739	19,387
Total ancillary services and strategic initiatives revenues	238,948	327,895	468,886	668,060
Total net segment revenues	2,876,442	2,916,238	5,653,531	5,794,303
Elimination of intersegment revenues	(33,737)	(29,285)	(67,714)	(57,906)
Consolidated revenues	$2,842,705	$2,886,953	$5,585,817	$5,736,397
Segment operating margin:
U.S. dialysis and related lab services	$498,957	$449,443	$915,939	$882,822
Other—Ancillary services and strategic initiatives	(15,050)	2,815	(72,680)	(4,175)
Total segment operating margin	483,907	452,258	843,259	878,647
Reconciliation of segment operating margin to consolidated income from continuing operations before income taxes:
Corporate administrative support	(22,021)	(14,066)	(40,866)	(29,769)
Consolidated operating income	461,886	438,192	802,393	848,878
Debt expense	(131,666)	(119,692)	(263,185)	(233,208)
Debt prepayment charges	(12,160)	—	(12,160)	—
Other income, net	5,643	1,994	12,583	6,576
Consolidated income from continuing operations before income taxes	$323,703	$320,494	$539,631	$622,246

(1)
Includes management fee revenue from providing management and administrative services to dialysis ventures in which the Company owns a noncontrolling equity investment or which are wholly-owned by third parties.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

A summary of assets by reportable segment was as follows:

	June 30, 2019	December 31, 2018
Segment assets
U.S. dialysis and related lab services (including equity investments of $101,161 and $95,290, respectively)	$18,352,683	$12,333,641
Other—Ancillary services and strategic initiatives (including equity investments of $124,516 and $129,321, respectively)	1,578,277	1,387,046
DMG—Held for sale (including equity investments of $0 and $4,833, respectively)	—	5,389,565
Consolidated assets	$19,930,960	$19,110,252

Depreciation and amortization expense by reportable segment was as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
U.S. dialysis and related lab services	$144,621	$138,252	$285,401	$273,028
Other—Ancillary services and strategic initiatives	7,621	8,827	15,369	16,850
	$152,242	$147,079	$300,770	$289,878

Expenditures for property and equipment by reportable segment were as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
U.S. dialysis and related lab services	$149,264	$197,051	$319,812	$388,458
Other—Ancillary services and strategic initiatives	7,062	22,184	15,640	32,172
DMG—Held for sale	18,714	22,299	38,466	53,347
	$175,040	$241,534	$373,918	$473,977

21.	Changes in DaVita Inc.’s ownership interests in consolidated subsidiaries
The effects of changes in DaVita Inc.’s ownership interests in consolidated subsidiaries on the Company’s consolidated equity were as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net income attributable to DaVita Inc.	$273,551	$267,276	$422,840	$445,962
Changes in paid-in capital for:
Sales of noncontrolling interests	—	3	—	79
Purchases of noncontrolling interests	13,140	(10,203)	10,934	(12,197)
Net transfers to noncontrolling interests	13,140	(10,200)	10,934	(12,118)
Net income attributable to DaVita Inc., net of transfers to noncontrolling interests	$286,691	$257,076	$433,774	$433,844

22.	New accounting standards
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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this ASU change the approach for recognizing credit losses on financial assets from the incurred loss methodology in current GAAP to a methodology that reflects current expected credit losses, which requires consideration of a broader range of reasonable and supportable information to inform those credit loss estimates. The current incurred loss model delays recognition of credit losses until it is probable that a loss has been incurred, while this ASU’s new current expected credit loss model requires estimation of credit losses expected over the life of the financial asset or group of similar financial assets. The amendments in this ASU are effective for the Company on January 1, 2020 and are to be applied on a modified-retrospective approach. The Company is still evaluating certain aspects of this ASU as well as the impacts it may have on its consolidated financial statements when adopted on January 1, 2020.
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

23.	Condensed consolidating financial statements
The following information is presented in accordance with Rule 3-10 of Regulation S-X. The operating and investing activities of the separate legal entities included in the Company’s condensed consolidated financial statements are fully interdependent and integrated. Revenues and operating expenses of the separate legal entities include intercompany charges for management and other administrative services. The Company’s senior notes are guaranteed by a substantial majority of its domestic subsidiaries as measured by revenue, income and assets. The subsidiary guarantors have guaranteed the senior notes on a joint and several basis. However, a subsidiary guarantor will be released from its obligations under its guarantee of the senior notes and the indentures governing the senior notes if, in general, there is a sale or other disposition of all or substantially all of the assets of such subsidiary guarantor, including by merger or consolidation, or a sale or other disposition of all of the equity interests in such subsidiary guarantor held by the Company and its restricted subsidiaries, as defined in the indentures; such subsidiary guarantor is designated by the Company as an unrestricted subsidiary, as defined in the indentures, or otherwise ceases to be a restricted subsidiary of the Company, in each case in accordance with the indentures; or such subsidiary guarantor no longer guarantees any other indebtedness, as defined in the indentures, of the Company or any of its restricted subsidiaries, except for guarantees that are contemporaneously released. The senior notes are not guaranteed by certain of the Company’s domestic subsidiaries, any of the Company’s foreign subsidiaries, or any entities that do not constitute subsidiaries within the meaning of the indentures, such as corporations in which the Company holds capital stock with less than a majority of the voting power, joint ventures and partnerships in which the Company holds less than a majority of the equity or voting interests, non-owned entities and third parties. As a result of the DMG sale consummated in June 2019, the DMG subsidiaries which were previously subsidiary guarantors under the Company's senior notes have been released from these guarantees and have been reclassified from guarantor subsidiaries to non-guarantor subsidiaries for all periods presented in the following condensed consolidating financial statements.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

Condensed Consolidating Statements of Operations

For the three months ended June 30, 2019	DaVita Inc.	Guarantor subsidiaries	Non- Guarantor subsidiaries	Consolidating adjustments	Consolidated total
Patient services revenues	$—	$1,781,066	$1,014,869	$(61,870)	$2,734,065
Provision for uncollectible accounts	—	(7,246)	(3,003)	—	(10,249)
Net patient service revenues	—	1,773,820	1,011,866	(61,870)	2,723,816
Other revenues	207,299	115,226	37,035	(240,671)	118,889
Total net revenues	207,299	1,889,046	1,048,901	(302,541)	2,842,705
Operating expenses	160,464	1,673,331	849,565	(302,541)	2,380,819
Operating income	46,835	215,715	199,336	—	461,886
Debt expense	(144,896)	(52,762)	(11,217)	65,049	(143,826)
Other income, net	102,059	2,716	8,958	(108,090)	5,643
Income tax expense	627	63,930	11,381	—	75,938
Equity earnings in subsidiaries	270,180	168,441	—	(438,621)	—
Net income from continuing operations	273,551	270,180	185,696	(481,662)	247,765
Net income from discontinued operations, net of tax	—	—	36,351	43,041	79,392
Net income	273,551	270,180	222,047	(438,621)	327,157
Less: Net income attributable to noncontrolling interests	—	—	—	(53,606)	(53,606)
Net income attributable to DaVita Inc.	$273,551	$270,180	$222,047	$(492,227)	$273,551

For the three months ended June 30, 2018	DaVita Inc.	Guarantor subsidiaries	Non- Guarantor subsidiaries	Consolidating adjustments	Consolidated total
Patient service revenues	$—	$1,831,545	$936,646	$(49,788)	$2,718,403
Provision for uncollectible accounts	—	(27,159)	(22,247)	—	(49,406)
Net patient service revenues	—	1,804,386	914,399	(49,788)	2,668,997
Other revenues	205,317	214,266	43,137	(244,764)	217,956
Total net revenues	205,317	2,018,652	957,536	(294,552)	2,886,953
Operating expenses and charges	145,649	1,850,377	747,287	(294,552)	2,448,761
Operating income	59,668	168,275	210,249	—	438,192
Debt expense	(120,814)	(52,363)	(9,274)	62,759	(119,692)
Other income, net	105,344	2,856	4,440	(110,646)	1,994
Income tax expense	13,257	40,019	30,592	—	83,868
Equity earnings in subsidiaries	236,335	157,586	—	(393,921)	—
Net income from continuing operations	267,276	236,335	174,823	(441,808)	236,626
Net income from discontinued operations, net of tax	—	—	21,809	47,887	69,696
Net income	267,276	236,335	196,632	(393,921)	306,322
Less: Net income attributable to noncontrolling interests	—	—	—	(39,046)	(39,046)
Net income attributable to DaVita Inc.	$267,276	$236,335	$196,632	$(432,967)	$267,276

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

For the six months ended June 30, 2019	DaVita Inc.	Guarantor subsidiaries	Non- Guarantor subsidiaries	Consolidating adjustments	Consolidated total
Patient services revenues	$—	$3,558,312	$1,933,473	$(122,568)	$5,369,217
Provision for uncollectible accounts	—	(11,216)	(4,496)	—	(15,712)
Net patient service revenues	—	3,547,096	1,928,977	(122,568)	5,353,505
Other revenues	396,135	226,367	72,654	(462,844)	232,312
Total net revenues	396,135	3,773,463	2,001,631	(585,412)	5,585,817
Operating expenses and charges	304,123	3,333,784	1,730,929	(585,412)	4,783,424
Operating income	92,012	439,679	270,702	—	802,393
Debt expense	(278,491)	(105,241)	(21,936)	130,323	(275,345)
Other income, net	212,257	5,312	18,069	(223,055)	12,583
Income tax expense	7,653	110,474	14,557	—	132,684
Equity earnings in subsidiaries	404,715	175,439	—	(580,154)	—
Net income from continuing operations	422,840	404,715	252,278	(672,886)	406,947
Net income from discontinued operations, net of tax	—	—	16,965	92,732	109,697
Net income	422,840	404,715	269,243	(580,154)	516,644
Less: Net income attributable to noncontrolling interests	—	—	—	(93,804)	(93,804)
Net income attributable to DaVita Inc.	$422,840	$404,715	$269,243	$(673,958)	$422,840

For the six months ended June 30, 2018	DaVita Inc.	Guarantor subsidiaries	Non- Guarantor subsidiaries	Consolidating adjustments	Consolidated total
Patient services revenues	$—	$3,621,733	$1,785,047	$(97,303)	$5,309,477
Provision for uncollectible accounts	—	(17,531)	(6,330)	—	(23,861)
Net patient service revenues	—	3,604,202	1,778,717	(97,303)	5,285,616
Other revenues	400,882	419,226	114,070	(483,397)	450,781
Total net revenues	400,882	4,023,428	1,892,787	(580,700)	5,736,397
Operating expenses and charges	279,005	3,641,471	1,547,743	(580,700)	4,887,519
Operating income	121,877	381,957	345,044	—	848,878
Debt expense	(235,148)	(104,560)	(16,649)	123,149	(233,208)
Other income, net	209,425	5,379	10,144	(218,372)	6,576
Income tax expense	27,644	88,962	37,999	—	154,605
Equity earnings in subsidiaries	377,452	183,638	—	(561,090)	—
Net income from continuing operations	445,962	377,452	300,540	(656,313)	467,641
Net (loss) income from discontinued operations, net of tax	—	—	(31,313)	95,223	63,910
Net income	445,962	377,452	269,227	(561,090)	531,551
Less: Net income attributable to noncontrolling interests	—	—	—	(85,589)	(85,589)
Net income attributable to DaVita Inc.	$445,962	$377,452	$269,227	$(646,679)	$445,962

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

Condensed Consolidating Statements of Comprehensive Income

For the three months ended June 30, 2019	DaVita Inc.	Guarantor subsidiaries	Non- Guarantor subsidiaries	Consolidating adjustments	Consolidated total
Net income	$273,551	$270,180	$222,047	$(438,621)	$327,157
Other comprehensive income	1,575	—	12,365	—	13,940
Total comprehensive income	275,126	270,180	234,412	(438,621)	341,097
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	(53,606)	(53,606)
Comprehensive income attributable to DaVita Inc.	$275,126	$270,180	$234,412	$(492,227)	$287,491

For the three months ended June 30, 2018	DaVita Inc.	Guarantor subsidiaries	Non- Guarantor subsidiaries	Consolidating adjustments	Consolidated total
Net income	$267,276	$236,335	$196,632	$(393,921)	$306,322
Other comprehensive income (loss)	1,269	—	(50,529)	—	(49,260)
Total comprehensive income	268,545	236,335	146,103	(393,921)	257,062
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	(39,046)	(39,046)
Comprehensive income attributable to DaVita Inc.	$268,545	$236,335	$146,103	$(432,967)	$218,016

For the six months ended June 30, 2019	DaVita Inc.	Guarantor subsidiaries	Non- Guarantor subsidiaries	Consolidating adjustments	Consolidated total
Net income	$422,840	$404,715	$269,243	$(580,154)	$516,644
Other comprehensive income (loss)	2,601	—	(1,288)	—	1,313
Total comprehensive income	425,441	404,715	267,955	(580,154)	517,957
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	(93,804)	(93,804)
Comprehensive income attributable to DaVita Inc.	$425,441	$404,715	$267,955	$(673,958)	$424,153

For the six months ended June 30, 2018	DaVita Inc.	Guarantor subsidiaries	Non- Guarantor subsidiaries	Consolidating adjustments	Consolidated total
Net income	$445,962	$377,452	$269,227	$(561,090)	$531,551
Other comprehensive income (loss)	3,856	—	(30,648)	—	(26,792)
Total comprehensive income	449,818	377,452	238,579	(561,090)	504,759
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	(85,589)	(85,589)
Comprehensive income attributable to DaVita Inc.	$449,818	$377,452	$238,579	$(646,679)	$419,170

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

Condensed Consolidating Balance Sheets

As of June 30, 2019	DaVita Inc.	Guarantor subsidiaries	Non- Guarantor subsidiaries	Consolidating adjustments	Consolidated total
Cash and cash equivalents	$3,374,887	$—	$200,751	$—	$3,575,638
Restricted cash and equivalents	1,007	12,181	93,584	—	106,772
Accounts receivable, net	—	1,352,844	657,957	—	2,010,801
Other current assets	37,185	545,881	114,352	—	697,418
Total current assets	3,413,079	1,910,906	1,066,644	—	6,390,629
Property and equipment, net	501,219	1,613,193	1,290,903	—	3,405,315
Operating lease right-of-use assets	105,137	1,636,360	1,049,388	—	2,790,885
Intangible assets, net	107	37,272	83,195	—	120,574
Investments in subsidiaries	11,304,840	3,184,913	—	(14,489,753)	—
Intercompany receivables	—	1,563,270	1,483,874	(3,047,144)	—
Other long-term assets and investments	80,491	81,567	196,113	—	358,171
Goodwill	—	4,821,054	2,044,332	—	6,865,386
Total assets	$15,404,873	$14,848,535	$7,214,449	$(17,536,897)	$19,930,960
Current liabilities	$3,767,482	$1,348,798	$590,664	$—	$5,706,944
Intercompany payables	1,710,121	—	1,337,023	(3,047,144)	—
Long-term operating leases liabilities	133,349	1,550,461	1,005,439	—	2,689,249
Long-term debt and other long-term liabilities	5,103,876	644,436	357,653	—	6,105,965
Noncontrolling interests subject to put provisions	640,747	—	—	544,986	1,185,733
Total DaVita Inc. shareholders' equity	4,049,298	11,304,840	3,184,913	(14,489,753)	4,049,298
Noncontrolling interests not subject to put provisions	—	—	738,757	(544,986)	193,771
Total equity	4,049,298	11,304,840	3,923,670	(15,034,739)	4,243,069
Total liabilities and equity	$15,404,873	$14,848,535	$7,214,449	$(17,536,897)	$19,930,960

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

As of December 31, 2018	DaVita Inc.	Guarantor subsidiaries	Non- Guarantor subsidiaries	Consolidating adjustments	Consolidated total
Cash and cash equivalents	$60,653	$—	$262,385	$—	$323,038
Restricted cash and equivalents	1,005	12,048	79,329	—	92,382
Accounts receivable, net	—	1,264,290	594,318	—	1,858,608
Other current assets	37,185	601,318	122,063	—	760,566
Current assets held for sale	—	—	5,389,565	—	5,389,565
Total current assets	98,843	1,877,656	6,447,660	—	8,424,159
Property and equipment, net	491,462	1,624,835	1,277,372	—	3,393,669
Intangible assets, net	153	42,933	75,760	—	118,846
Investments in subsidiaries	10,102,750	3,371,450	—	(13,474,200)	—
Intercompany receivables	3,419,448	259,573	1,788,043	(5,467,064)	—
Other long-term assets and investments	53,385	80,537	197,696	—	331,618
Goodwill	—	4,812,365	2,029,595	—	6,841,960
Total assets	$14,166,041	$12,069,349	$11,816,126	$(18,941,264)	$19,110,252
Current liabilities	$1,945,943	$1,251,534	$449,925	$—	$3,647,402
Current liabilities held for sale	—	—	1,243,759	—	1,243,759
Intercompany payables	—	—	5,467,064	(5,467,064)	—
Long-term debt and other long-term liabilities	7,918,581	715,065	552,406	—	9,186,052
Noncontrolling interests subject to put provisions	598,075	—	—	526,566	1,124,641
Total DaVita Inc. shareholders' equity	3,703,442	10,102,750	3,371,450	(13,474,200)	3,703,442
Noncontrolling interests not subject to put provisions	—	—	731,522	(526,566)	204,956
Total equity	3,703,442	10,102,750	4,102,972	(14,000,766)	3,908,398
Total liabilities and equity	$14,166,041	$12,069,349	$11,816,126	$(18,941,264)	$19,110,252

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

Condensed Consolidating Statements of Cash Flows

For the six months ended June 30, 2019	DaVita Inc.	Guarantor subsidiaries	Non- Guarantor subsidiaries	Consolidating adjustments	Consolidated total
Cash flows from operating activities:
Net income	$422,840	$404,715	$269,243	$(580,154)	$516,644
Changes in operating assets and liabilities and non-cash items included in net income	(292,988)	(210,545)	157,850	580,154	234,471
Net cash provided by operating activities	129,852	194,170	427,093	—	751,115
Cash flows from investing activities:
Additions of property and equipment	(63,037)	(174,483)	(136,398)	—	(373,918)
Acquisitions	—	(8,975)	(56,995)	—	(65,970)
Proceeds from asset and business sales	3,824,509	33	26,839	—	3,851,381
Proceeds (purchases) from investment sales and other items, net	729	(6,560)	(2,970)	—	(8,801)
Net cash provided by (used in) investing activities	3,762,201	(189,985)	(169,524)	—	3,402,692
Cash flows from financing activities:
Long-term debt and related financing costs, net	(1,152,510)	(5,270)	(6,329)	—	(1,164,109)
Intercompany borrowing (payments)	656,704	1,218	(657,922)	—	—
Other items	(82,011)	—	(64,433)	—	(146,444)
Net cash used in financing activities	(577,817)	(4,052)	(728,684)	—	(1,310,553)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	(77)	—	(77)
Net increase (decrease) in cash, cash equivalents and restricted cash	3,314,236	133	(471,192)	—	2,843,177
Less: Net decrease in cash, cash equivalents and restricted cash from discontinued operations	—	—	(423,813)	—	(423,813)
Net increase (decrease) in cash, cash equivalents and restricted cash from continuing operations	3,314,236	133	(47,379)	—	3,266,990
Cash, cash equivalents and restricted cash of continuing operations at beginning of the year	61,658	12,048	341,714	—	415,420
Cash, cash equivalents and restricted cash of continuing operations at end of the period	$3,375,894	$12,181	$294,335	$—	$3,682,410

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

For the six months ended June 30, 2018	DaVita Inc.	Guarantor subsidiaries	Non- Guarantor subsidiaries	Consolidating adjustments	Consolidated total
Cash flows from operating activities:
Net income	$445,962	$377,452	$269,227	$(561,090)	$531,551
Changes in operating assets and liabilities and non-cash items included in net income	(361,134)	31,554	161,514	561,090	393,024
Net cash provided by operating activities	84,828	409,006	430,741	—	924,575
Cash flows from investing activities:
Additions of property and equipment	(77,169)	(216,103)	(180,705)	—	(473,977)
Acquisitions	—	(6,916)	(82,549)	—	(89,465)
Proceeds from asset and business sales	—	28,546	87,695	—	116,241
Proceeds (purchases) from investment sales and other items, net	32,415	(7,232)	(2,046)	—	23,137
Net cash used in investing activities	(44,754)	(201,705)	(177,605)	—	(424,064)
Cash flows from financing activities:
Long-term debt and related financing costs, net	584,500	(4,398)	(6,121)	—	573,981
Intercompany borrowing (payments)	224,359	(187,712)	(36,647)	—	—
Other items	(804,245)	(13,208)	(62,437)	—	(879,890)
Net cash provided by (used in) financing activities	4,614	(205,318)	(105,205)	—	(305,909)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	(3,473)	—	(3,473)
Net increase in cash, cash equivalents and restricted cash	44,688	1,983	144,458	—	191,129
Less: Net increase in cash, cash equivalents and restricted cash from discontinued operations	—	—	229,901	—	229,901
Net increase (decrease) in cash, cash equivalents and restricted cash from continuing operations	44,688	1,983	(85,443)	—	(38,772)
Cash, cash equivalents and restricted cash of continuing operations at beginning of the year	150,307	9,384	359,229	—	518,920
Cash, cash equivalents and restricted cash of continuing operations at end of the period	$194,995	$11,367	$273,786	$—	$480,148

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

24.	Supplemental data
The following information is presented as supplemental data as required by the indentures governing the Company’s senior notes.
Condensed Consolidating Statements of Income

For the six months ended June 30, 2019	Consolidated Total	Physician Groups	Unrestricted Subsidiaries	Company and Restricted Subsidiaries(1)
Patient service operating revenues	$5,369,217	$—	$—	$5,369,217
Provision for uncollectible accounts	(15,712)	—	—	(15,712)
Net patient service operating revenues	5,353,505	—	—	5,353,505
Other revenues	232,312	—	—	232,312
Total net operating revenues	5,585,817	—	—	5,585,817
Operating expenses	4,783,424	—	—	4,783,424
Operating income	802,393	—	—	802,393
Debt expense	(275,345)	—	—	(275,345)
Other income	12,583	—	—	12,583
Income tax expense	132,684	—	—	132,684
Net income from continuing operations	406,947	—	—	406,947
Net income from discontinued operations, net of tax	109,697	12,706	249	96,742
Net income	516,644	12,706	249	503,689
Less: Net income attributable to noncontrolling interests	(93,804)	(1,255)	—	(92,549)
Net income attributable to DaVita Inc.	$422,840	$11,451	$249	$411,140

(1)	After elimination of the unrestricted subsidiaries and the physician groups.
Condensed Consolidating Statements of Comprehensive Income

For the six months ended June 30, 2019	Consolidated Total	Physician Groups	Unrestricted Subsidiaries	Company and Restricted Subsidiaries(1)
Net income	$516,644	$12,706	$249	$503,689
Other comprehensive income	1,313	—	—	1,313
Total comprehensive income	517,957	12,706	249	505,002
Less: Comprehensive income attributable to the noncontrolling interests	(93,804)	(1,255)	—	(92,549)
Comprehensive income attributable to DaVita Inc.	$424,153	$11,451	$249	$412,453

(1)	After elimination of the unrestricted subsidiaries and the physician groups.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

Condensed Consolidating Balance Sheets

As of June 30, 2019	Consolidated Total	Physician Groups	Unrestricted Subsidiaries	Company and Restricted Subsidiaries(1)
Cash and cash equivalents	$3,575,638	$—	$—	$3,575,638
Restricted cash and equivalents	106,772	—	—	106,772
Accounts receivable, net	2,010,801	—	—	2,010,801
Other current assets	697,418	—	—	697,418
Total current assets	6,390,629	—	—	6,390,629
Property and equipment, net	3,405,315	—	—	3,405,315
Operating lease right-of-use assets	2,790,885	—	—	2,790,885
Amortizable intangibles, net	120,574	—	—	120,574
Other long-term assets	358,171	—	—	358,171
Goodwill	6,865,386	—	—	6,865,386
Total assets	$19,930,960	$—	$—	$19,930,960
Current liabilities	$5,706,944	$—	$—	$5,706,944
Long-term operating leases liabilities	2,689,249	—	—	2,689,249
Long-term debt and other long-term liabilities	6,105,965	—	—	6,105,965
Noncontrolling interests subject to put provisions	1,185,733	—	—	1,185,733
Total DaVita Inc. shareholders’ equity	4,049,298	—	—	4,049,298
Noncontrolling interests not subject to put provisions	193,771	—	—	193,771
Shareholders’ equity	4,243,069	—	—	4,243,069
Total liabilities and shareholder’s equity	$19,930,960	$—	$—	$19,930,960

(1)	After elimination of the unrestricted subsidiaries and the physician groups.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

Condensed Consolidating Statements of Cash Flows

For the six months ended June 30, 2019	Consolidated Total	Physician Groups	Unrestricted Subsidiaries	Company and Restricted Subsidiaries(1)
Cash flows from operating activities:
Net income	$516,644	$12,706	$249	$503,689
Changes in operating and intercompany assets and liabilities and non-cash items included in net income	234,471	(4,607)	(249)	239,327
Net cash provided by operating activities	751,115	8,099	—	743,016
Cash flows from investing activities:
Additions of property and equipment	(373,918)	(846)	—	(373,072)
Acquisitions	(65,970)	—	—	(65,970)
Proceeds from asset and business sales	3,851,381	—	—	3,851,381
Investments and other items	(8,801)	(1,882)	—	(6,919)
Net cash provided by (used in) investing activities	3,402,692	(2,728)	—	3,405,420
Cash flows from financing activities:
Long-term debt	(1,164,109)	—	—	(1,164,109)
Intercompany	—	(247,175)	—	247,175
Other items	(146,444)	—	—	(146,444)
Net cash used in financing activities	(1,310,553)	(247,175)	—	(1,063,378)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(77)	—	—	(77)
Net increase (decrease) in cash, cash equivalents and restricted cash	2,843,177	(241,804)	—	3,084,981
Less: Net decrease in cash, cash equivalents and restricted cash from discontinued operations	(423,813)	(241,804)	—	(182,009)
Net increase in cash, cash equivalents and restricted cash from continuing operations	3,266,990	—	—	3,266,990
Cash, cash equivalents and restricted cash of continuing operations at beginning of the year	415,420	—	—	415,420
Cash, cash equivalents and restricted cash of continuing operations at end of the period	$3,682,410	$—	$—	$3,682,410

(1)	After elimination of the unrestricted subsidiaries and the physician groups.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-looking statements
This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that are forward-looking statements within the meaning of the federal securities laws. All statements in this report, other than statements of historical fact, are forward-looking statements. Without limiting the foregoing, statements including the words "expect," "intend," "will," "plan," "anticipate," "believe," "forecast," "guidance," "outlook," "goals," and similar expressions are intended to identify forward-looking statements. These forward-looking statements include but are not limited to statements regarding our future operations, financial condition and prospects, such as expectations for operating cash flow, estimated charges and accruals, the development of new dialysis centers and dialysis center acquisitions or other new service offerings, government and commercial payment rates, our stock repurchase program (including the tender offer to repurchase shares of our common stock that we launched in July 2019), our proposed new credit facility and proposed use of proceeds from any borrowings thereunder. Our actual results and other events could differ materially from any forward-looking statements due to numerous factors that involve substantial known and unknown risks and uncertainties including, among other things, the risks and uncertainties set forth in Part II, Item 1A. of this Quarterly Report on Form 10-Q, and the other risks and uncertainties discussed in any subsequent reports that we file with the SEC from time to time. The forward-looking statements should be considered in light of these risks and uncertainties. All forward-looking statements in this report are based solely on information available to us on the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of changed circumstances, new information, future events or otherwise.
The following should be read in conjunction with our condensed consolidated financial statements.

Consolidated results of operations
The Company’s business is comprised of its U.S. dialysis and related lab services business, various ancillary services and strategic initiatives, including its international operations, and its corporate administrative support.
On June 19, 2019, we completed the sale of our DMG division to Collaborative Care Holdings, LLC (Optum), a subsidiary of UnitedHealth Group Inc. As a result of this transaction, DMG's results of operations have been reported as discontinued operations for all periods presented and DMG is not included below in this Management's Discussion and Analysis.
The following table is a summary of our consolidated operating results for the second quarter of 2019 compared with the prior sequential quarter and the same quarter of 2018:

	Three months ended						Six months ended
	June 30, 2019		March 31, 2019		June 30, 2018		June 30, 2019		June 30, 2018
	(dollars in millions)
Revenues:
Dialysis and related lab patient service revenues	$2,734		$2,635		$2,718		$5,369		$5,309
Provision for uncollectible accounts	(10)		(5)		(49)		(16)		(24)
Net dialysis and related lab patient service revenues	2,724		2,630		2,669		5,354		5,286
Other revenues	119		113		218		232		451
Total consolidated revenues	2,843	100%	2,743	100%	2,887	100%	5,586	100%	5,736	100%
Operating expenses and charges:
Patient care costs	1,958	69%	1,965	72%	2,069	72%	3,923	70%	4,105	72%
General and administrative	275	10%	251	9%	264	9%	526	9%	531	9%
Depreciation and amortization	152	5%	149	5%	147	5%	301	5%	290	5%
Equity investment income	(5)	—%	(3)	—	(10)	—%	(7)	—%	(10)	—%
Provision for uncollectible accounts	—	—%	—	—	(2)	—%	—	—%	(8)	—%
Impairment of other assets	—	—%	—	—%	11	—%	—	—%	11	—%
Goodwill impairment charges	—	—%	41	1%	3	—%	41	1%	3	—%
Gain on changes in ownership interests, net	—	—%	—	—%	(34)	(1)%	—	—%	(34)	(1)%
Total operating expenses and charges	2,381	84%	2,403	88%	2,449	85%	4,783	86%	4,888	85%
Operating income	$462	16%	$341	12%	$438	15%	$802	14%	$849	15%
Certain columns, rows or percentages may not sum or recalculate due to the use of rounded numbers.

The following table summarizes our consolidated revenues among our reportable segments:

	Three months ended			Six months ended
	June 30, 2019	March 31, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(dollars in millions)
Revenues:
U.S. dialysis and related lab services patient service revenues	$2,642	$2,548	$2,633	$5,190	$5,140
Provision for uncollectible accounts	(10)	(5)	(49)	(16)	(24)
U.S. dialysis and related lab services net patient service revenues	2,632	2,542	2,583	5,174	5,116
Other revenues	6	5	5	10	10
Total net U.S. dialysis and related lab services revenues	2,637	2,547	2,588	5,185	5,126
Other—Ancillary services and strategic initiatives other revenues	117	112	222	229	460
Other—Ancillary services and strategic initiatives patient service revenues, net	122	118	106	240	208
Total net other—ancillary services and strategic initiatives revenues	239	230	328	469	668
Total net segment revenues	2,876	2,777	2,916	5,654	5,794
Elimination of intersegment revenues	(34)	(34)	(29)	(68)	(58)
Consolidated revenues	$2,843	$2,743	$2,887	$5,586	$5,736
Certain columns, rows or percentages may not sum or recalculate due to the use of rounded numbers.
The following table summarizes consolidated operating income and adjusted consolidated operating income:

	Three months ended			Six months ended
	June 30, 2019	March 31, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(dollars in millions)
Operating income (loss):
U.S. dialysis and related lab services	$499	$417	$449	$916	$883
Other—Ancillary services and strategic initiatives	(15)	(58)	3	(73)	(4)
Corporate administrative support	(22)	(19)	(14)	(41)	(30)
Total consolidated operating income	$462	$341	$438	$802	$849
Reconciliation of non-GAAP measures:
Operating expenses:
Goodwill impairment charges	$—	$41	$3	$41	$3
Impairment of assets	—	—	11	—	11
Gain on changes in ownership interests, net	—	—	(34)	—	(34)
Adjusted consolidated operating income(1)	$462	$382	$419	$843	$829
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

Consolidated revenues
Consolidated revenues for the second quarter of 2019 increased by approximately $100 million, or 3.6%, as compared to the first quarter of 2019. This increase was due to an increase in our U.S. dialysis and related lab services revenues of approximately $90 million, primarily due to an increase in our average dialysis and lab related services net revenue per treatment of approximately $2 and an increase in treatments, partially offset by a decrease in calcimimetics and acute revenues, as described below. Consolidated revenues also benefited from an increase of $9 million in our ancillary services and strategic initiatives revenues, primarily due to an increase in revenues related to our international operations, as described below.
Consolidated revenues for the second quarter of 2019 decreased by approximately $44 million, or 1.5%, as compared to the second quarter of 2018. This decrease was driven by a decrease of approximately $89 million in our ancillary services and strategic initiatives revenues primarily due to our pharmacy distribution ceasing operations, and the sale of our direct primary care business, partially offset by increases in revenues from DaVita Integrated Kidney Care (DaVita IKC) and our international operations, as described below. Consolidated revenues benefited from an increase in our U.S. dialysis and related lab services revenues of approximately $49 million, primarily due to volume growth from additional treatments and an increase in acute revenues, partially offset by a decrease in our average dialysis and lab related services net revenue per treatment of approximately $2, as described below.
Consolidated revenues for the six months ended June 30, 2019 decreased by approximately $150 million, or 2.6%, as compared to the six months ended June 30, 2018. This decrease was driven by a decrease of approximately $199 million in our ancillary services and strategic initiatives revenues, primarily due to our pharmacy distribution ceasing operations, a decrease in revenues at DaVita Health Solutions and the sale of our direct primary care business partially offset by an increase in revenues from DaVita IKC and our international operations, as described below. Consolidated revenues benefited from an increase in our U.S. dialysis and related lab services revenues of approximately $59 million, primarily due to volume growth from additional treatments and acute revenues, partially offset by a decrease in our average dialysis and lab related services net revenue per treatment of approximately $4, as described below.
Consolidated operating income
Consolidated operating results for the second quarter of 2019 increased by approximately $121 million as compared to the first quarter of 2019, which included a goodwill impairment of $41 million at our Germany kidney care business. Excluding this item from the first quarter of 2019, adjusted consolidated operating income for the second quarter of 2019 increased by approximately $80 million due to an increase in U.S. dialysis and related lab services operating income of $82 million and a decrease in adjusted operating losses in our ancillary and strategic initiatives of $2 million, partially offset by an increase in expenses in our corporate administrative support of $3 million, each as further described below.
Consolidated operating results for the second quarter of 2019 increased by approximately $24 million as compared to the second quarter of 2018, which included a net gain on changes in ownership interests of $34 million, other asset impairment charges of $11 million and a goodwill impairment charge of $3 million. Excluding these items from the second quarter of 2018, adjusted consolidated operating income for the second quarter of 2019 increased by $43 million due to an increase in operating income in U.S. dialysis and related lab services of approximately $50 million and a decrease in adjusted operating losses in our ancillary and strategic initiatives of $2 million, partially offset by an increase in expenses in our corporate administrative support of $8 million, each as further described below.
Consolidated operating results for the six months ended June 30, 2019, which included a goodwill impairment of $41 million at our Germany kidney care business, decreased by approximately $47 million as compared to the six months ended June 30, 2018, which included a net gain on changes in ownership interests of $34 million, other asset impairment charges of $11 million and a goodwill impairment charge of $3 million. Excluding these items from their respective periods, adjusted consolidated operating income for the six months ended June 30, 2019 increased by $14 million due to an increase in operating income in U.S. dialysis and related lab services of approximately $33 million, partially offset by an increase in adjusted operating losses in our ancillary and strategic initiatives of $8 million and an increase in expenses in our corporate administrative support of $11 million, as described below.
Currently, the oral and IV forms of calcimimetics are separately reimbursed and therefore are not part of the ESRD PPS bundled payment. CMS has had delays in adjusting reimbursement as oral generic products have entered the market lowering the cost of products we acquire. We expect our average revenue per treatment related to these pharmaceuticals to decline in future periods as CMS adjusts the reimbursement amount to more closely match the cost of these pharmaceuticals in accordance with their rules. We therefore do not expect to continue to realize the same level of operating income from calcimimetics beyond 2019.

U.S. dialysis and related lab services business
Results of operations

	Three months ended			Six months ended
	June 30, 2019	March 31, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(dollars in millions, except per treatment data)
Revenues:
U.S. dialysis and related lab services patient service revenues	$2,642	$2,548	$2,633	$5,190	$5,140
Provision for uncollectible accounts	(10)	(5)	(49)	(16)	(24)
U.S. dialysis and related lab services net patient service revenues	2,632	2,542	2,583	5,174	5,116
Other revenues	6	5	5	10	10
Total U.S. dialysis and related lab services revenues	2,637	2,547	2,588	5,185	5,126
Operating expenses:
Patient care costs	1,785	1,797	1,810	3,582	3,590
General and administrative	216	197	196	413	392
Depreciation and amortization	145	141	138	285	273
Equity investment income	(7)	(5)	(6)	(12)	(11)
Total operating expenses	2,139	2,130	2,139	4,269	4,243
Operating income	$499	$417	$449	$916	$883
Dialysis treatments	7,520,587	7,297,460	7,331,590	14,818,046	14,505,615
Average dialysis treatments per treatment day	96,418	95,267	93,995	95,848	93,284
Average dialysis and related lab services net revenue per treatment	$349.97	$348.37	$352.37	$349.18	$352.71
Certain columns or rows may not sum or recalculate due to the use of rounded numbers.
Revenues
Dialysis and related lab services’ revenues for the second quarter of 2019 increased by approximately $90 million, or 3.5%, as compared to the first quarter of 2019. This increase in dialysis and related lab services’ revenues was primarily due to an increase in our average dialysis and lab related services net revenue per treatment of approximately $2, and an increase in treatments, principally due to approximately one additional treatment day in the second quarter of 2019 as compared to the first quarter of 2019, and volume growth from acquired and non-acquired treatment growth. These increases were partially offset by a decrease in calcimimetics revenue due to a decrease in volume and a decrease in acute revenue due to seasonality.
Dialysis and related lab services’ revenues for the second quarter of 2019 increased by approximately $49 million, or 1.9%, as compared to the second quarter of 2018. This increase in net revenues was principally due to volume growth from acquired and non-acquired treatment growth and an increase in acute revenues. These increases were partially offset by a decrease in our average dialysis and lab related services net revenue per treatment of approximately $2. The decrease in revenue per treatment was primarily driven by a decrease in calcimimetics revenue due to a decrease in volume, as well as a $12 million benefit recognized in the second quarter of 2018 in Medicare bad debt revenue due to a policy election made under the new revenue standard to only apply the new guidance to contracts that were not substantially completed as of January 1, 2018.
Dialysis and related lab services’ revenues for the six months ended June 30, 2019 increased by approximately $59 million, or 1.2%, as compared to the six months ended June 30, 2018. This increase in net revenues was principally due to volume growth from acquired and non-acquired treatment growth and an increase in acute revenues. These increases were partially offset by one fewer treatment day during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 and a decrease in our average dialysis and lab related services net revenue per treatment of approximately $4. The decrease in revenue per treatment was driven by a decrease in calcimimetics revenue due to a decrease in volume, and a $36 million benefit recognized in the six months ended June 30, 2018 in Medicare bad debt revenue due to a policy election made under the new revenue standard to only apply the new guidance to contracts that were not substantially completed as of January 1, 2018.

Operating expenses and charges
Patient care costs. Dialysis and related lab services’ patient care costs of approximately $237 per treatment for the second quarter of 2019 decreased by approximately $9 per treatment as compared to the first quarter of 2019. This decrease was primarily related to decreases in labor costs due to increased productivity and decreases in benefit costs, as well as decreases in pharmaceutical unit costs and utilization. Patient care costs were also positively impacted by decreases in payroll taxes and other direct operating expenses associated with our dialysis centers.
Dialysis and related lab services’ patient care costs per treatment for the second quarter of 2019 decreased by approximately $10 per treatment as compared to the second quarter of 2018. This decrease was primarily related to a decrease in pharmaceutical unit costs and utilization, partially offset by an increase in benefit costs.
Dialysis and related lab services’ patient care costs per treatment for the six months ended June 30, 2019 decreased by approximately $6 per treatment as compared to the six months ended June 30, 2018. This decrease was primarily related to a decrease in pharmaceutical unit costs and utilization. These decreases were partially offset by increases in labor and benefits costs and other direct operating expenses associated with our dialysis centers.
General and administrative expenses. Dialysis and related lab services’ general and administrative expenses for the second quarter of 2019 increased by approximately $19 million as compared to the first quarter of 2019. This increase was primarily due to increases in long-term incentive compensation expense, professional fees, travel expenses due to annual management meetings, and occupancy costs. These increases were partially offset by a decrease in benefits costs.
Dialysis and related lab services’ general and administrative expenses for the second quarter of 2019 increased by approximately $20 million as compared to the second quarter of 2018. This increase was primarily due to an increase in labor and benefit costs and increases in long-term incentive compensation expense, professional fees and occupancy costs. These increases were partially offset by a decrease in advocacy costs.
Dialysis and related lab services’ general and administrative expenses for the six months ended June 30, 2019 increased by approximately $21 million as compared to the six months ended June 30, 2018. This increase was primarily due to increases in labor and benefit costs, long-term incentive compensation expense and occupancy costs. These increases were partially offset by a decrease in advocacy costs and a reduction in asset impairments related to expected center closures.
Depreciation and amortization. Depreciation and amortization for dialysis and related lab services for the second quarter of 2019 increased approximately $4 million as compared to the first quarter of 2019. This increase was primarily due to growth in newly developed centers and increases in information technology at certain business offices.
Depreciation and amortization for dialysis and related lab services for the second quarter of 2019 increased approximately $7 million as compared to the second quarter of 2018. This increase was primarily due to an increase in depreciation expense related to the growth in newly developed centers and acquired centers, partially offset by a decrease due to a change in estimated useful lives for our dialysis machines.
Depreciation and amortization for dialysis and related lab services for the six months ended June 30, 2019 increased approximately $12 million as compared to the same period in 2018. The increase was primarily due to the same factors as described above.
Equity investment income. Equity investment income for dialysis and related lab services for the second quarter of 2019 increased approximately $2 million as compared to the first quarter of 2019. This increase was primarily due to improved results at our nonconsolidated joint ventures.
Equity investment income for dialysis and related lab services for the second quarter of 2019 increased approximately $1 million as compared to the second quarter of 2018. This increase was primarily due to improved results at our nonconsolidated joint ventures.
Equity investment income for dialysis and related lab services for the six months ended June 30, 2019 increased approximately $1 million as compared to the same period in 2018 primarily due to improved results at our nonconsolidated joint ventures.
Segment operating income
Dialysis and related lab services’ operating income for the second quarter of 2019 increased by approximately $82 million as compared to the first quarter of 2019. Operating income increased primarily due to an increase in our average dialysis and lab related services net revenue per treatment of approximately $2, treatment growth, an increase in margin on calcimimetics, in addition to a decrease in labor costs due to an improvement in productivity and decreases in benefits costs. The increase was partially offset by a decrease in acute revenue due to seasonality, and increases in long-term incentive compensation expense, professional fees, and travel expenses.
Dialysis and related lab services’ operating income for the second quarter of 2019 increased by approximately $50 million as compared to the second quarter of 2018. This increase in operating income was principally due to volume growth from acquired and non-acquired treatment growth, an increase in acute revenues, an increase in margin on calcimimetics and decreases in other pharmaceutical unit costs and utilization, as well as advocacy costs. These increases were partially offset by a decrease in our average dialysis and lab related services net revenue per treatment of approximately $2, as described above, and increases in labor and benefit costs, long-term incentive compensation expense and professional fees.
Dialysis and related lab services’ operating income for the six months ended June 30, 2019 increased by approximately $33 million as compared to the six months ended June 30, 2018. This increase in operating income was principally due to net treatment growth, as described above, an increase in acute revenues, an increase in margin on calcimimetics and decreases in other pharmaceutical unit costs, advocacy costs and impairments related to expected center closures. These increases were partially offset by a decrease in our average dialysis and lab related services net revenue per treatment of $4, in addition to increases in labor and benefits costs and long-term compensation expense.
Other—Ancillary services and strategic initiatives business
Our other operations include ancillary services and strategic initiatives which are primarily aligned with our core business of providing dialysis services to our network of patients. As of June 30, 2019, these consisted primarily of disease management services, vascular access services, clinical research programs, physician services, ESRD seamless care organizations and comprehensive care as well as our international operations. These businesses generated approximately $239 million in revenues for the second quarter of 2019, representing approximately 8.3% of our consolidated revenues. We expect to add additional service offerings to our business and pursue additional strategic initiatives in the future as circumstances warrant, which could include healthcare services not related to dialysis.
Any significant change in market conditions or business performance, or in the political, legislative or regulatory environment, may impact the economic viability of any of our ancillary services or strategic initiatives, including our international operations. If any of these businesses are unsuccessful, it would have a negative impact on our business, results of operations and financial condition, and we may decide to exit such line of business. We could incur significant termination costs if we were to exit certain of these lines of business. In addition, we may incur a material write-off or an impairment of our investment, including goodwill, in one or more of our ancillary services or strategic initiatives.
As of June 30, 2019, our international dialysis operations provided dialysis and administrative services to a total of 248 outpatient dialysis centers located in nine countries outside of the United States.

The following table reflects the results of operations for our ancillary services and strategic initiatives:

	Three months ended			Six months ended
	June 30, 2019	March 31, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(dollars in millions)
U.S. revenues:
Other revenues	$114	$109	$221	$224	$458
Total	114	109	221	224	458
International revenues:
Dialysis patient service revenues	122	118	106	240	208
Other revenues	3	3	1	5	2
Total	125	120	107	245	210
Total net revenues	$239	$230	$328	$469	$668
Operating expenses and charges:
Operating and other general expenses	$254	$247	$345	$501	$692
Goodwill impairment charges	—	41	3	41	3
Impairment of other assets	—	—	11	—	11
Gain on changes in ownership interests, net	—	—	(34)	—	(34)
Total operating expenses and charges	254	288	325	542	672
Total ancillary services and strategic initiatives operating (loss) income	$(15)	$(58)	$3	$(73)	$(4)

U.S. operating (loss) income	$(16)	$(15)	$4	$(31)	$(1)
Impairment of other assets	—	—	11	—	11
Gain on changes in ownership interests, net	—	—	(35)	—	(35)
Adjusted operating loss(1)	$(16)	$(15)	$(20)	$(31)	$(25)

International operating income (loss)	$1	$(43)	$(1)	$(42)	$(3)
Reconciliation of non-GAAP:
Goodwill impairment charges	—	41	3	41	3
Loss on changes in ownership interests, net	—	—	1	—	1
Adjusted operating income (loss)(1)	$1	$(2)	$3	$(1)	$1
Total adjusted ancillary services and strategic initiatives operating loss(1)	$(15)	$(17)	$(17)	$(32)	$(24)
Certain columns, rows or percentages may not sum or recalculate due to the use of rounded numbers.

(1)
For the periods presented in the table above, adjusted operating loss is defined as operating loss before certain items which we do not believe are indicative of ordinary results, including the effect of impairment charges and net (gain) loss on changes in ownership interests. Adjusted operating loss as so defined is a non-GAAP measure and is not intended as a substitute for GAAP operating loss. We have presented these adjusted amounts because management believes that these presentations enhance a user’s understanding of our normal consolidated operating income by excluding certain items which we do not believe are indicative of our ordinary results of operations. As a result, adjusting for these amounts allows for comparison to our normal prior period results.

Revenues
Revenues from our ancillary services and strategic initiatives for the second quarter of 2019 increased by approximately $9 million, or 3.9%, as compared to the first quarter of 2019. This increase was primarily due to an increase in revenues related to our international operations driven by approximately one additional treatment day in the second quarter of 2019 as compared to the first quarter of 2019.
Revenues from our ancillary services and strategic initiatives for the second quarter of 2019 decreased by approximately $89 million, or 27.1%, as compared to the second quarter of 2018. This decrease was primarily due to our pharmacy distribution ceasing operations and a decrease in revenue due to the sale of our direct primary care business in the second quarter of 2018. These decreases were partially offset by an increase in DaVita IKC revenues and an increase in revenues from our international operations due to acquired and non-acquired growth.
Revenues from our ancillary services and strategic initiatives for the six months ended June 30, 2019 decreased by approximately $199 million, or 29.8%, as compared to the six months ended June 30, 2018. This decrease was primarily due to our pharmacy distribution ceasing operations, a decrease in our revenues at DaVita Health Solutions and a decrease in revenue due to the sale of our direct primary care business in the second quarter of 2018. These decreases were partially offset by an increase in DaVita IKC revenues and an increase in revenues from our international operations due to acquired and non-acquired growth.
Operating and general expenses
Ancillary services and strategic initiatives operating and general expenses for the second quarter of 2019 increased by $7 million from the first quarter of 2019. This increase was primarily due to a recoupment for pharmaceutical costs recorded for our pharmacy business in the first quarter of 2019, an increase in expenses associated with our international operations and a final price adjustment related to the sale of our direct primary care business that was recorded in the second quarter of 2019.
Ancillary services and strategic initiatives operating and general expenses for the second quarter of 2019 decreased by $91 million as compared to the second quarter of 2018. This decrease was primarily due to our pharmacy distribution ceasing operations and a decrease in expenses related to the sale of our direct primary care business in the second quarter of 2018. These decreases were partially offset by an increase in medical costs at DaVita IKC and an increase in expenses associated with our international operations.
Ancillary services and strategic initiatives operating expenses for the six months ended June 30, 2019 decreased by $191 million as compared to the six months ended June 30, 2018. This decrease was primarily due to our pharmacy distribution ceasing operations and a decrease in expenses related to the sale of our direct primary care business in the second quarter of 2018. These decreases were partially offset by an increase in medical costs at DaVita IKC and an increase in expenses associated with our international operations.
Goodwill impairment charges
During the six months ended June 30, 2019, we recognized a goodwill impairment charge of $41 million at our Germany kidney care business. This charge resulted primarily from a change in relevant discount rates, a decline in current and expected patient census in the period and higher than expected current and future costs, primarily due to newly announced legislation that is expected to increase wages in that market.
During the three and six months ended June 30, 2018, we recognized a goodwill impairment charge of $3 million at our German other health operations.
See further discussion of these impairment charges and our reporting units that remain at risk of goodwill impairment in Note 7 to the condensed consolidated financial statements.
Segment operating losses
Ancillary services and strategic initiatives operating loss for the second quarter of 2019 decreased by approximately $43 million from the first quarter of 2019, which included a goodwill impairment of $41 million at our Germany kidney care business. Excluding this item from the first quarter of 2019, adjusted operating losses decreased by $2 million, primarily due to an increase in adjusted operating income associated with our international operations.
Ancillary services and strategic initiatives operating loss for the second quarter of 2019 increased by approximately $18 million from the second quarter of 2018, which included a net gain on changes in ownership interests of $34 million, other asset impairment charges of $11 million and a goodwill impairment charge of $3 million. Excluding these items from the second quarter of 2018, adjusted operating losses decreased by $2 million, primarily due to an increase in DaVita IKC operating results and a decrease in losses related to our pharmacy business, partially offset by a decrease in international adjusted operating income.
Ancillary services and strategic initiatives operating loss for the six months ended June 30, 2019, which included a goodwill charge of $41 million at our Germany kidney care business, increased by approximately $69 million from the six months ended June 30, 2018, which included a net gain on changes in ownership interests of $34 million, other asset impairment charges of $11 million and a goodwill impairment charge of $3 million. Excluding these items from their respective periods, adjusted operating losses increased by $8 million, primarily due to a decrease in our revenues at DaVita Health Solutions, partially offset an increase in DaVita IKC operating results.
Corporate-level charges
Debt expense. Debt expense was $132 million in both the second and first quarters of 2019 and $120 million in the second quarter of 2018. Debt expense in the second quarter of 2019 was flat as compared to the first quarter of 2019. Debt expense increased in the second quarter of 2019 as compared to the second quarter of 2018 primarily due to an increase in our average outstanding debt balance and an increase in our average interest rate.
Debt expense was $263 million for the six months ended June 30, 2019 as compared to $233 million for the same period in 2018, increasing by $30 million primarily due to an increase in our average outstanding debt balance and an increase in our average interest rate.
As previously announced, we plan to enter into a new credit agreement as described in Note 9 to the condensed consolidated financial statements.
Debt prepayment charges. Debt prepayment charges were $12 million in the three and six month periods ended June 30, 2019 as a result of mandatory principal prepayments made on our senior secured credit facilities as discussed in Note 9 to the condensed consolidated financial statements. We accelerated the amortization of debt discount and deferred financing costs associated with our senior secured credit facility principal payments, resulting in a charge of $11 million in the three and six month periods ended June 30, 2019. We also recognized expenses of $1 million during the three and six months ended June 30, 2019 associated with the May 6, 2019 amendment to our senior secured credit agreement to extend the maturity dates for Term Loan A and Term Loan A-2 to December 24, 2019.
Corporate administrative support. Corporate administrative support consists primarily of labor, benefits and long-term incentive compensation expense, as well as professional fees for departments which provide support to all of our various operating lines of business, partially offset by internal management fees charged to our other lines of business for that support.
Corporate administrative support costs were approximately $22 million in the second quarter of 2019, $19 million in the first quarter of 2019 and $14 million in the second quarter of 2018. Corporate administrative support costs in the second quarter of 2019 as compared to the first quarter of 2019 increased primarily due to an increase in long-term incentive compensation expense. Corporate administrative support costs in the second quarter of 2019 increased as compared to the same period of 2018 primarily due to a reduction in internal management fees charged to our pharmacy business which ceased operations and an increase in long-term incentive compensation expense.
Corporate administrative support costs were approximately $41 million in the six months ended June 30, 2019 as compared to $30 million for the same period in 2018. The increase in corporate administrative support costs was primarily due to a reduction in internal management fees charged to our pharmacy business which ceased operations.
Other income. Other income was $6 million for the second quarter of 2019, $7 million for the first quarter of 2019 and $2 million for the second quarter of 2018. The decrease in other income in the second quarter of 2019 as compared to the first quarter of 2019 was primarily due to decreases in gains on the sale of investments and foreign currency gains, partially offset by an increase in interest income in the second quarter of 2019. The increase in other income for the second quarter of 2019 as compared to the second quarter of 2018 was primarily due to a decrease in foreign currency losses.
Other income was approximately $13 million in the six months ended June 30, 2019 as compared to $7 million for the same period in 2018. The increase in other income was primarily due to increases in gains on the sale of investments, foreign currency gains and interest income.
Income taxes. The Company's effective income tax rate for continuing operations was 23.5% for the second quarter of 2019 as compared to 26.3% for the first quarter of 2019 and 26.2% for the second quarter of 2018. The Company's effective income tax rate decreased in the second quarter of 2019 as compared to the first quarter of 2019 primarily due to a decrease in our forecast of nondeductible expenses and international taxes and a goodwill impairment charge recognized during the first quarter of 2019. The Company's effective income tax rate decreased in the second quarter of 2019 as compared to the second quarter of 2018 primarily due to a reduction in the amount of uncertain tax liabilities and nondeductible advocacy costs recognized in second quarter of 2019 as compared to the second quarter of 2018.
Noncontrolling interests. Net income attributable to noncontrolling interests was $54 million for the second quarter of 2019 as compared to $40 million for the first quarter of 2019 and $39 million for the second quarter of 2018. The increase in net income attributable to noncontrolling interests in the second quarter of 2019 as compared to the first quarter of 2019 was primarily due to one additional treatment day in the second quarter of 2019 as compared to the first quarter of 2019. The increase in net income attributable to noncontrolling interests in the second quarter of 2019 as compared to the second quarter of 2018 was primarily due to an increase in the number of joint ventures and improved earnings at certain joint ventures.
Net income attributable to noncontrolling interests was $94 million in the six months ended June 30, 2019 as compared to $86 million for the same period in 2018. The increase in net income attributable to noncontrolling interests was primarily due to an increase in the number of joint ventures and improved earnings at certain joint ventures.
Accounts receivable. Our consolidated accounts receivable balances at June 30, 2019 and December 31, 2018 were $2.011 billion and $1.859 billion, respectively, which represented approximately 65 days and 62 days sales outstanding (DSO), respectively, net of allowance for uncollectible accounts. The increase in DSO was primarily due to delays in billings, and collections related to certain payors. Our DSO calculation is based on the current quarter’s average revenues per day. There were no significant changes during the second quarter of 2019 from the first quarter of 2019 in the amount of unreserved accounts receivable over one year old or the amounts pending approval from third-party payors.
Liquidity and capital resources
The following table shows the summary of our major sources and uses of cash, cash equivalents and restricted cash:

	Three months ended		Six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(dollars in millions)
Net cash provided by operating activities
Net income	$327	$306	$517	$532
Non-cash items	239	156	483	366
Working capital	60	105	(230)	20
Other	(16)	(5)	(19)	7
	$610	$562	$751	$925

Net cash provided by (used in) investing activities
Capital expenditures:
Routine maintenance/IT/other	$(71)	$(96)	$(161)	$(215)
Development and relocations	(104)	(146)	(213)	(259)
Acquisition expenditures	(55)	(73)	(66)	(89)
Proceeds from sale of self-developed properties	14	8	27	26
DMG sale net proceeds received at closing, net of DMG cash divested	3,825	—	3,825	—
Other	(6)	83	(9)	113
	$3,603	$(224)	$3,403	$(424)

Net cash used in financing activities
Debt issuances, net	$(1,521)	$467	$(1,164)	$572
Distributions to noncontrolling interest	(51)	(49)	(96)	(94)
Contributions from noncontrolling interest	12	20	31	32
Other	(3)	(6)	(9)	(11)
Share repurchases	(73)	(515)	(73)	(805)
	$(1,636)	$(83)	$(1,311)	$(306)
Total number of shares repurchased	2,059,976	7,797,712	2,059,976	11,995,016
Consolidated cash flows from operating activities during the second quarter of 2019 were $610 million, of which $574 million was from continuing operations, compared with consolidated operating cash flows for the second quarter of 2018 of $562 million, of which $606 million was from continuing operations. The decrease in cash flow from continuing operations was primarily driven by an increase in approximately four days of DSO in our dialysis and related lab services business and other changes in working capital.

Other significant changes in sources and uses of cash included the receipt of $4,465 million in preliminary net cash proceeds from Optum at close of the DMG sale, or $3,825 million net of cash and restricted cash included in DMG net assets sold, and net payments of $1,521 million towards debt in the second quarter of 2019. Net debt payments primarily consisted of the mandatory payments required due to the close of the DMG sale and scheduled principal payments on our term loans. In comparison, the second quarter of 2018 included net advances of $467 million, which included a draw on Term Loan A-2 net of scheduled principal payments on our term loans. See further discussion in Note 9 to the condensed consolidated financial statements related to debt activities. Cash flows used for capital expenditures and share repurchases decreased in the second quarter of 2019 as compared to the second quarter of 2018.
Consolidated cash flows from operating activities during the six months ended June 30, 2019 were $751 million, of which $647 million was from continuing operations, compared with consolidated operating cash flows for the same period in 2018 of $925 million, of which $812 million was from continuing operations. The decrease in cash flow from continuing operations was primarily driven by an increase in approximately four days of DSO in our dialysis and related lab services business, funding of our 2018 401(k) match contribution that occurred in early 2019 and other changes in working capital.
Other significant changes in sources and uses of cash during the six months ended June 30, 2019 included the receipt of $4,465 million in preliminary net cash proceeds from Optum at close of the DMG sale, or $3,825 million net of cash and restricted cash included in DMG net assets sold, and net payments of $1,164 million towards debt in the six months ended June 30, 2019. Net debt payments primarily consisted of the mandatory payments of term debt under our senior secured credit facility funded by all of the net proceeds from the DMG sale net of advances on our revolving line of credit. In comparison, the same period in 2018 included net advances of $572 million which included draws on Term Loan A-2, scheduled principal payments on our term loans and net reduction on our revolving line of credit. See further discussion in Note 9 to the condensed consolidated financial statements related to debt activities. Cash flows used for capital expenditures and share repurchases decreased in the six months ended June 30, 2019 as compared to the same period of 2018.
As previously announced, we plan to enter into a new credit agreement as described in Note 9 to the condensed consolidated financial statements. We expect to use the funds from the new credit agreement to pay off the remaining balances outstanding under our existing senior credit facilities on Term Loan B and the revolving line of credit, to call the outstanding 5.75% Senior Notes due in 2022, fund the tender offer as described in Note 14 to these condensed consolidated financial statements, and add cash to the balance sheet for potential future share repurchases, acquisitions and other general corporate purposes. Completion of the new credit agreement is subject to risks and uncertainties, and there can be no assurance that the new credit agreement will be entered into on the terms currently contemplated, or at all.
As of June 30, 2019, we had $550 million drawn on our $1.0 billion revolving line of credit under our senior secured credit facilities. We also have approximately $72.8 million of additional outstanding letters of credit under separate bilateral secured letter of credit facilities.
See Note 9 to the condensed consolidated financial statements for components of and interest rates on our long-term debt.
We believe that our cash flow from operations and other sources of liquidity, including from amounts available under our existing credit facilities and, if entered into, our proposed new credit facility and our access to the capital markets will be sufficient to fund our scheduled debt service under the terms of our debt agreements and other obligations for the foreseeable future, including the next 12 months. Our primary recurrent sources of liquidity are cash from operations and cash from borrowings.

The table below shows the growth in our dialysis operations by number of owned and operated dialysis centers:

	U.S. Dialysis Centers				International Dialysis Centers
	Three months ended June 30,		Six months ended June 30,		Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018	2019	2018	2019	2018
Centers at beginning of period	2,689	2,539	2,664	2,510	243	241	241	237
Acquired	3	1	5	2	5	14	7	18
Developed	33	43	60	71	—	1	—	1
Managed and administrative, net(1)	—	(1)	(1)	—	—	—	—	—
Sold and closed(2)	(1)	—	(3)	(1)	—	(1)	—	(2)
Closed(3)	(1)	(2)	(2)	(2)	—	—	—	—
APAC JV operated, net					—	(2)	—	(1)
Number of centers at end of period	2,723	2,580	2,723	2,580	248	253	248	253

(1)	Represents dialysis centers that we manage or provide administrative services for but in which we own a noncontrolling equity investment or which are wholly-owned by third parties.

(2)	Represents dialysis centers that were sold and/or closed for which patients were not retained.

(3)	Represents dialysis centers that were closed for which the majority of patients were retained and transferred to one of our other existing outpatient dialysis centers.
Goodwill
During the six months ended June 30, 2019, we recognized a $41 million goodwill impairment charge in our Germany kidney care business. This charge resulted primarily from a change in relevant discount rates, a decline in current and expected patient census in the period and higher than expected current and future costs, primarily due to newly announced legislation that is expected to increase wages in that market.
During the three and six months ended June 30, 2018, we recognized a goodwill impairment charge of $3 million at our German other health operations.
See further discussion of these impairment charges and our reporting units that remain at risk of goodwill impairment in Note 7 to the condensed consolidated financial statements.
Long-term incentive program (LTIP) compensation
During the six months ended June 30, 2019, we granted 1,885,276 restricted and performance stock units with an aggregate grant-date fair value of $94 million and a weighted-average expected life of approximately 3.4 years and 2,342,500 stock-settled stock appreciation rights with an aggregate grant-date fair value of $33 million and a weighted-average expected life of approximately 4.0 years.
Long-term incentive compensation expense of $28 million in the second quarter of 2019 increased by approximately $15 million as compared to the first quarter of 2019 and $12 million as compared to the second quarter of 2018 primarily due to awards granted in the second quarter of 2019, as well as higher estimated ultimate payouts on outstanding awards as of June 30, 2019.
Long-term incentive compensation expense of $41 million for the six months ended June 30, 2019 increased by approximately $10 million as compared to the six months ended June 30, 2018. This increase in long-term incentive compensation expense was primarily due to awards granted during the second quarter of 2019 and an increase in the ultimate expected payout during the second quarter of 2019, partially offset by the final vesting of prior grants that are no longer contributing expenses.
As of June 30, 2019, there was $170 million in total estimated but unrecognized compensation expense for LTIP awards outstanding, including $156 million related to stock-based compensation arrangements under our equity compensation and employee stock purchase plans. We expect to recognize the performance-based cash component of these LTIP expenses over a weighted average remaining period of 0.8 years and the stock-based component of these LTIP expenses over a weighted average remaining period of 1.7 years.

Stock repurchases
During the three and six months ended June 30, 2019, we repurchased a total of 2,059,976 shares of our common stock for $112 million at an average price of $54.46 per share. We have repurchased 4,214,205 shares of our common stock for $238 million at an average price of $56.43 per share, subsequent to June 30, 2019 through July 17, 2019.
Effective July 17, 2019, our Board of Directors terminated all remaining prior share repurchase authorizations and approved a new share repurchase authorization of $2.0 billion. Although this share repurchase authorization does not have an expiration date, we remain subject to share repurchase limitations under the terms of our senior secured credit facilities and the indentures governing our senior notes.
On July 22, 2019 we commenced a modified "Dutch auction” tender offer (Tender Offer) to purchase for cash shares of our common stock for an aggregate purchase price of up to $1.2 billion at a price per share not less than $53.50 and not more than $61.50. The Tender Offer will expire at 12:00 midnight Eastern time at the end of the day on August 16, 2019, unless extended or otherwise terminated. The Tender Offer is conditioned on the successful execution of a new credit agreement with terms reasonably satisfactory to us and total lender commitments of not less than $5.25 billion and the funds being accessible thereunder. Completion of the new credit agreement and the Tender Offer are subject to risks and uncertainties and there can be no assurance that the new credit agreement will be entered into or the Tender Offer will be completed, in each case on the terms currently contemplated, or at all.
See further discussion in Note 14 to the condensed consolidated financial statements.
Off-balance sheet arrangements and aggregate contractual obligations
In addition to the debt and lease obligations reflected on our balance sheet, we have commitments associated with letters of credit and potential obligations associated with our equity investments in nonconsolidated businesses and to dialysis ventures that are wholly-owned by third parties. We have potential obligations to purchase the equity interests held by third parties in several of our majority-owned joint ventures and other nonconsolidated entities. These obligations are in the form of put provisions that are exercisable at the third-party owners’ discretion within specified periods as outlined in each specific put provision. If these put provisions were exercised, we would be required to purchase the third-party owners’ equity interests at either the appraised fair market value or a predetermined multiple of earnings or cash flows attributable to the equity interests put to us, which is intended to approximate fair value. The methodology we use to estimate the fair values of noncontrolling interests subject to put provisions assumes the higher of either a liquidation value of net assets or an average multiple of earnings, based on historical earnings, patient mix and other performance indicators that can affect future results, as well as other factors. The estimated fair values of noncontrolling interests subject to put provisions are a critical accounting estimate that involves significant judgments and assumptions and may not be indicative of the actual values at which the noncontrolling interests may ultimately be settled, which could vary significantly from our current estimates. The estimated fair values of noncontrolling interests subject to put provisions can fluctuate and the implicit multiple of earnings at which these noncontrolling interests obligations may be settled will vary significantly depending upon market conditions including, without limitation, potential purchasers’ access to the capital markets, which can impact the level of competition for dialysis and non-dialysis related businesses, the economic performance of these businesses and the restricted marketability of the third-party owners’ equity interests. The amount of noncontrolling interests subject to put provisions that employ a contractually predetermined multiple of earnings rather than fair value are immaterial.
We also have certain other potential commitments to provide operating capital to several dialysis ventures that are wholly-owned by third parties or businesses in which we maintain a noncontrolling equity interest as well as to physician-owned vascular access clinics or medical practices that we operate under management and administrative services agreements.

The following is a summary of these contractual obligations and commitments as of June 30, 2019 (in millions):

	Remainder of 2019	1-3 years	4-5 years	After 5 years	Total
Potential cash requirements under other commitments:
Letters of credit	$73	$—	$—	$—	$73
Noncontrolling interests subject to put provisions	794	191	95	106	1,186
Non-owned and minority owned put provisions	3	42	—	—	45
Operating capital advances	—	3	1	3	7
Purchase commitments	167	1,026	—	—	1,193
	$1,037	$1,262	$96	$109	$2,504
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
Our total expenditures for the six months ended June 30, 2019 on such products for Fresenius was approximately 2.5% and for Baxter was 1.6% of our total U.S. dialysis and related lab services operating costs. The actual amount of such purchases in future years will depend upon a number of factors, including, without limitation, the operating requirements of our centers, the number of centers we acquire and growth of our existing centers.
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
Settlements of existing income tax liabilities for unrecognized tax benefits of approximately $61 million, including interest, penalties and other long-term tax liabilities, are excluded from the table above as reasonably reliable estimates of their timing cannot be made.
Supplemental Information Concerning Certain Physician Groups and Unrestricted Subsidiaries
The following information is presented as supplemental data as required by the indentures governing our senior notes.
We provide services to certain physician groups, including certain physician groups within our DMG business prior to the DMG sale, which while consolidated in our financial statements for financial reporting purposes, are not subsidiaries of nor owned by us, do not constitute “Subsidiaries” as defined in the indentures governing our outstanding senior notes, and do not guarantee those senior notes. In addition, we have entered into management agreements with these physician groups pursuant to which we receive management fees from the physician groups.
As of June 30, 2019, if these physician groups were not consolidated in our financial statements, our consolidated assets would have been approximately $19.931 billion and our consolidated other liabilities would have been approximately $5.499 billion. Our consolidated indebtedness would have remained approximately $9.004 billion since none of our continuing consolidated physician groups carry third party debt. For the six months ended June 30, 2019, if these physician groups were not consolidated in our financial statements, our consolidated net income would have been reduced by approximately $11 million. Our consolidated total net revenues and consolidated operating income would have remained approximately $5.586 billion and $802 million, respectively, since almost all of these physician groups are included in discontinued operations.
In addition, our formerly owned DMG business owned a 67% equity interest in California Medical Group Insurance (CMGI), which was an Unrestricted Subsidiary as defined in the indentures governing our outstanding senior notes, and did not guarantee those senior notes. DMG's equity interest in CMGI was accounted for under the equity method of accounting, meaning that, although CMGI was not consolidated in our financial statements for financial reporting purposes, our consolidated income statement reflects our pro-rata share of CMGI’s net income within net loss from discontinued operations.

For the six months ended June 30, 2019, excluding DMG's equity investment income attributable to CMGI, our consolidated net income would be lower by approximately $249 thousand. See Note 24 to the condensed consolidated financial statements for further details.
New Accounting Standards
See discussion of new accounting standards in Note 22 to the condensed consolidated financial statements.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk
Interest rate sensitivity
There has been no material change in the nature of the Company's interest rate risks or foreign currency exchange risks, described in Item 7A of our consolidated financial statements included in the 10-K for the year ended December 31, 2018.
The tables below provide information about our financial instruments that are sensitive to changes in interest rates as of June 30, 2019:

									Average interest rate
	Expected maturity date									Fair Value
	2019	2020	2021	2022	2023	2024	Thereafter	Total
	(dollars in millions)
Long term debt:
Fixed rate	$18	$33	$27	$1,280	$42	$1,777	$1,714	$4,891	5.29%	$4,882
Variable rate	$3,547	$20	$506	$13	$12	$9	$6	$4,113	5.31%	$4,122

	Notional Amount	Contract maturity date							Fair Value
		2019	2020	2021	2022	2023	Thereafter	Receive variable
	(dollars in millions)
Cap agreements	$3,500	$—	$3,500	$—	$—	$—	—	LIBOR above 3.5%	$—
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
Item 1A. Risk Factors
An updated description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors previously provided in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018 and any subsequent filings with the Securities and Exchange Commission (SEC) made prior to the date hereof. The risks and uncertainties discussed below are not the only ones facing our business. Please also read the cautionary notice regarding forward-looking statements in Part I, Item 2 of this Quarterly Report on Form 10-Q under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations."
If we fail to adhere to all of the complex government laws, regulations and requirements that apply to our business, we could suffer severe consequences that could have a material adverse effect on our business, results of operations, financial condition and cash flows, and could materially harm our reputation and stock price.
We operate in a complex regulatory environment with an extensive and evolving set of federal, state and local government laws, regulations and requirements. These laws, regulations and requirements are promulgated and overseen by a number of different legislative, administrative, regulatory, and quasi-regulatory bodies, each of which may have varying interpretations, judgments or related guidance. As such, we utilize considerable resources on an ongoing basis to monitor, assess and respond to applicable legislative, regulatory and administrative requirements, but there is no guarantee that we will be successful in our efforts to adhere to all of these requirements. Laws, regulations and requirements that apply to or impact our business include, but are not limited to:

•
Medicare and Medicaid reimbursement statutes, rules and regulations (including, but not limited to, manual provisions, local coverage determinations, national coverage determinations, payment schedules and agency guidance);

•	federal and state anti-kickback laws, including, without limitation, any applicable exceptions or regulatory safe harbors thereunder;

•	the Stark Law and analogous state self-referral prohibition laws;

•	the 21st Century Cures Act;

•	Federal Acquisition Regulations;

•	the False Claims Act (FCA) and associated regulations;

•	the Civil Monetary Penalty statute and associated regulations;

•	the Foreign Corrupt Practices Act (FCPA);

•	antitrust and competition laws and regulations; and

•
federal and state laws regarding the collection, use and disclosure of patient health information (e.g., Health Insurance Portability and Accountability Act of 1996 (HIPAA)) and the storage, handling, shipment, disposal and/or dispensing of pharmaceuticals and blood products and other biological materials.

We are also subject to a Corporate Integrity Agreement (CIA) which imposes a number of additional requirements upon us and, for our domestic dialysis business, requires us to report probable violations of criminal, civil or administrative laws applicable to any federal healthcare program for which penalties or exclusions may be authorized under applicable healthcare laws and regulations. For additional information regarding our CIA, see the risk factor under the heading "If we fail to comply with our Corporate Integrity Agreement, we could be subject to substantial penalties and exclusion from participation in federal healthcare programs that could have a material adverse effect on our business, results of operations, financial condition and cash flows and could materially harm our reputation."

If any of our operations are found to violate these or other laws, regulations or requirements, we could suffer severe consequences that would have a material adverse effect on our business, results of operations, financial condition and cash flows, and could materially harm our reputation and stock price, including, among others:

•	Loss of required certifications or suspension or exclusion from or termination of our participation in government payment programs;

•	Refunds of amounts received in violation of law or applicable payment program requirements dating back to the applicable statute of limitation periods;

•	Loss of licenses required to operate healthcare facilities or administer pharmaceuticals in the states in which we operate;

•	Reductions in payment rates or coverage for dialysis and ancillary services and pharmaceuticals;

•	Criminal or civil liability, fines, damages or monetary penalties, which could be material;

•
Enforcement actions, investigations, or audits by governmental agencies and/or state law claims for monetary damages by patients who believe their protected health information (PHI) has been used, disclosed or not properly safeguarded in violation of federal or state patient privacy laws, including, among others, HIPAA and the Privacy Act of 1974;

•
Mandated changes to our practices or procedures that significantly increase operating expenses, including, without limitation, as a result of the imposition of and compliance with additional CIA requirements that could subject us to ongoing audits and reporting requirements as well as increased scrutiny of our billing and business practices which could lead to potential fines, among other things;

•
Termination of various relationships and/or contracts related to our business, such as joint venture arrangements, medical director agreements, real estate leases and consulting agreements with physicians; and

•
Harm to our reputation which could negatively impact our business relationships, affect our ability to attract and retain patients, physicians and teammates, affect our ability to obtain financing and decrease access to new business opportunities, among other things.

See Note 11 to the condensed consolidated financial statements included in this report for further details regarding the pending legal proceedings and regulatory matters to which we are or may be subject from time to time, any of which may include allegations of violations of applicable laws, regulations and requirements.
We are, and may in the future be, a party to various lawsuits, demands, claims, qui tam suits, governmental investigations and audits (including, without limitation, investigations or other actions resulting from our obligation to self-report suspected violations of law) and other legal matters, any of which could result in, among other things, substantial financial penalties or awards against us, mandated refunds, substantial payments made by us, required changes to our business practices, exclusion from future participation in Medicare, Medicaid and other healthcare programs and possible criminal penalties, any of which could have a material adverse effect on our business, results of operations, financial condition, cash flows and reputation.
We are, and may in the future be, subject to investigations and audits by governmental agencies and/or private civil qui tam complaints filed by relators and other lawsuits, demands, claims and legal proceedings, including, without limitation, investigations or other actions resulting from our obligation to self-report suspected violations of law.
Responding to subpoenas, investigations and other lawsuits, claims and legal proceedings as well as defending ourselves in such matters will continue to require management's attention and cause us to incur significant legal expense. Negative findings or terms and conditions that we might agree to accept as part of a negotiated resolution of pending or future legal or regulatory matters could result in, among other things, substantial financial penalties or awards against us, substantial payments made by us, harm to our reputation, required changes to our business practices, exclusion from future participation in Medicare, Medicaid and other healthcare programs and, in certain cases, criminal penalties, any of which could have a material adverse effect on us. It is possible that criminal proceedings may be initiated against us and/or individuals in our business in connection with governmental investigations. Other than as may be described in Note 11 to the condensed consolidated financial statements included in this report, we cannot predict the ultimate outcomes of the various legal proceedings and regulatory matters to which we are or may be subject from time to time, or the timing of their resolution or the ultimate losses or impact of developments in those matters, which could have a material adverse effect on our business, results of operations, financial condition, cash flows and reputation. See Note 11 to the condensed consolidated financial statements included in this report for further details regarding these and other legal proceedings and regulatory matters.
Changes in federal and state healthcare legislation or regulations could have a material adverse effect on our business, results of operations, financial condition and cash flows.
The extensive federal and state laws, regulations and requirements that govern our business may continue to change over time, and there is no assurance that we will be able to accurately predict the nature, timing or extent of such changes or the impact of such changes on the markets in which we conduct business or on the other participants that operate in those markets.
For example, the regulatory framework of the Patient Protection and Affordable Care Act and the Health Care Reconciliation Act of 2010, as amended (ACA), and other healthcare reforms continues to evolve as a result of executive, legislative, regulatory and administrative developments and judicial proceedings. As such, there remains considerable uncertainty surrounding the continued implementation of the ACA and what similar healthcare reform measures or other changes might be enacted at the federal and/or state level. While legislative attempts to completely repeal the ACA have been unsuccessful to date, there have been multiple attempts to repeal or amend the ACA through legislative action and legal challenges. For example, in December 2017, the Tax Cuts and Jobs Act of 2017 was signed into law which, among other things, repealed the penalty under ACA's individual mandate, which had required individuals to pay a fee if they failed to obtain a qualifying health insurance plan. In December 2018, a federal district court in Texas ruled the individual mandate was unconstitutional and inseverable from the ACA. As a result, the court ruled the remaining provisions of the ACA were also invalid, though the court declined to issue a preliminary injunction with respect to the ACA. The district court's ruling has been appealed to the U.S. Court of Appeals for the Fifth Circuit, and the ruling has been stayed pending the outcome of the appeal. On March 25, 2019, the DOJ stated in a legal filing with the Fifth Circuit that the district court's ruling that the ACA was invalid should be upheld. It remains unclear whether the court's ruling ultimately will be upheld by appellate courts.
While there may be significant changes to the healthcare environment in the future, including, without limitation, as a result of potential changes to the political environment, the specific changes and their timing are not yet apparent. Nevertheless, previously enacted reforms and future changes could have a material adverse effect on our business, results of operations, financial condition and cash flows. For example, our revenue levels are sensitive to the percentage of our patients with higher-paying commercial health insurance, and as such, legislative, regulatory or other changes that decrease the accessibility and availability, including the duration, of commercial insurance may have a material adverse impact on our business. The ACA's health insurance exchanges, which provide a marketplace for eligible individuals and small employers to purchase health insurance, initially increased the accessibility and availability of commercial insurance. However, certain legislative developments, such as the repeal of the individual mandate described above, have adversely impacted the risk pool in certain exchange markets, and the nature and extent of commercial payor participation in the exchanges has fluctuated as a result. Other proposed legislative developments or administrative decisions, such as moving to a universal health insurance or "single payor" system whereby health insurance is provided to all Americans by the government under government programs, or lowering or eliminating the cost-sharing reduction subsidies under the ACA, could impact the percentage of our patients with higher-paying commercial health insurance, impact the scope of coverage under commercial health plans and increase our expenses, among other things. Although we cannot predict the short- or long-term effects of legislative or regulatory changes, we believe that future market changes could result in more restrictive commercial plans with lower reimbursement rates or higher deductibles and co-payments that patients may not be able to pay. To the extent that changes in statutes, regulations or related guidance or changes in other market conditions result in a reduction in the percentage of our patients with commercial insurance, limit the scope or nature of coverage through the exchanges or other health insurance programs or otherwise reduce reimbursement rates for our services from commercial and/or government payors, it could have a material adverse effect on our business, results of operations, financial condition and cash flows. For additional information on the impact of legislative or regulatory changes on the percentage of our patients with commercial insurance, see the risk factor under the heading "If the number of patients with higher-paying commercial insurance declines, it could have a material adverse effect on our business, results of operations, financial condition and cash flows."
The ACA also added several new tax provisions that, among other things, impose various fees and excise taxes, and limit compensation deductions for health insurance providers and their affiliates. These rules could negatively impact our cash flow and tax liabilities. In addition, the ACA broadened the potential for penalties under the FCA for the knowing and improper retention of overpayments collected from government payors and reduced the timeline to file Medicare claims. Failure to timely identify, quantify and return overpayments may result in significant penalties, which could have a material adverse effect on our business, results of operations, financial condition, cash flows and reputation. Failure to file a claim within the one year window could result in payments denials, adversely affecting our business, results of operations, financial condition and cash flows.

In addition to the ACA, changing legislation has led and may continue to lead to the emergence of new models of care and other initiatives in both the government and private sector. Any failure on our part to adequately implement strategic initiatives to adjust to these marketplace developments could have a material adverse impact on our business. For example, the Centers for Medicare and Medicaid Services (CMS) Innovation Center (CMMI) is currently working with various healthcare providers to develop, refine and implement Accountable Care Organizations (ACOs) and other innovative models of care for Medicare and Medicaid beneficiaries, including, without limitation, the Comprehensive ESRD Care Model (CEC Model) (which includes the development of end stage renal disease (ESRD) Seamless Care Organizations), the Duals Demonstration, and other models. We are currently participating in the CEC Model with CMMI, including with organizations in Arizona, Florida, and adjacent markets in New Jersey and Pennsylvania. Our U.S. dialysis business may choose to participate in additional models either as a partner with other providers or independently. Even in areas where we are not directly participating in these or other CMMI models, some of our patients may be assigned to an ACO, another ESRD Care Model, or another program, in which case the quality and cost of care that we furnish will be included in an ACO's, another ESRD Care Model's, or other program's calculations. CMS has also recently announced a new set of kidney care related payment models that will be administered through CMMI and launched in certain states beginning in 2020. We expect additional guidance around these new payment models in the coming months, and are in the early stages of assessing the potential impact on our business. For additional detail, see the discussion under the heading "Changes in the structure of and payment rates under the Medicare ESRD program could have a material adverse effect on our business, results of operations, financial condition and cash flows."
In addition to the aforementioned new models of care, federal bipartisan legislation related to full capitation demonstration for ESRD was proposed in late 2017. Legislation, which has yet to secure introduction to the 116th Congress, would build on prior coordinated care models, such as the CEC Model, and would establish a demonstration program for the provision of integrated care to Medicare ESRD patients. We have made and continue to make investments in building our integrated care capabilities, but there can be no assurances that initiatives such as this or similar legislation will be introduced or passed into law. If such legislation is passed, there can be no assurances that we will be able to successfully execute on the required strategic initiatives that would allow us to provide a competitive and successful integrated care program on the broader scale contemplated by this legislation, and in the desired timeframe. Additionally, the ultimate terms and conditions of any such potential legislation remain unclear, and for example, our costs of care could exceed our associated reimbursement rates. The new and evolving landscape for integrated kidney care also has led to opportunities with relative ease of entry for certain smaller and/or non-traditional providers, and we may be competing for patients in an asymmetrical environment with respect to data and/or regulatory requirements given our status as an ESRD service provider. For additional detail on our evolving competitive environment, see the discussion under the heading "If we are unable to compete successfully, including, without limitation, implementing our growth strategy and/or retaining patients and physicians willing to serve as medical directors, it could materially adversely affect our business, results of operations, financial condition and cash flows." In general, if we are unable to efficiently adjust to these and other new models of care, it may, among other things, erode our patient base or reimbursement rates, which could have a material adverse impact on our business.
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
There have also been rule making and legislative efforts at both the federal and state level concerning charitable premium assistance. In December 2016, CMS published an interim final rule that questioned the use of charitable premium assistance for ESRD patients and would have established new conditions for coverage standards for dialysis facilities. In January 2017, a federal district court in Texas issued a preliminary injunction on CMS' interim final rule and in June 2017, at the request of CMS, the court stayed the proceedings while CMS pursues new rulemaking options. In June 2019, CMS sent to the White House Office of Management and Budget a proposed rule entitled "Conditions for Coverage for End-Stage Renal Disease Facilities-Third Party Payments," which is expected to be released in 2019. In addition, during the third quarter of 2018, a bill (SB 1156) was passed by the California Legislature that would have imposed restrictions and obligations related to the use by patients on commercial plans of charitable premium assistance in the state of California and would have limited the amounts paid to a provider for services provided to those patients, if that provider has a financial relationship with the organization providing charitable premium assistance. While SB 1156 was not ultimately implemented, we expect that similar legislation or other initiatives may be proposed in these and other states. For example, in January 2019, a bill (AB 290) similar to SB 1156 was introduced in the California Legislature that would, among other things, limit the amount of reimbursement paid to certain providers for services provided to patients with commercial insurance who receive charitable premium assistance and could adversely impact the operations of organizations providing charitable premium assistance in the State. In addition, bills similar to AB 290 were recently introduced in Illinois (SB 650) and Oregon (SB 900), but have not been successful to date. If any one of AB 290, SB 650 or SB 900 is passed and implemented, we expect that it would have an adverse impact on our business, results of operations, financial condition and cash flows.
Any law, rule or guidance proposed or issued by CMS or other federal or state regulatory or legislative authorities or others, including, without limitation, any initiatives similar to the proposed legislation and ballot initiatives described above, or other future ballot or other initiatives restricting or prohibiting the ability of patients with access to alternative coverage from selecting a marketplace plan on or off exchange, limiting the amount of revenue that a dialysis provider can retain for caring for patients with commercial insurance by, among other things, requiring rebates to insurers and taking into account only a portion of the costs incurred by dialysis providers, affecting payments made to providers for services provided to patients who receive charitable premium assistance and/or otherwise restricting or prohibiting the use of charitable premium assistance, could cause us to incur substantial costs to oppose any such proposed measures, impact our dialysis center development plans, and if passed and/or implemented, could adversely impact dialysis centers across the U.S. making certain centers economically unviable, lead to the closure of certain centers, restrict the ability of dialysis patients to obtain and maintain optimal insurance coverage, and in some cases, have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
We must comply with numerous federal and state laws and regulations in both the U.S. and the foreign jurisdictions in which we operate governing the collection, dissemination, access, use, security and privacy of PHI, including, without limitation, HIPAA and its implementing privacy, security, and related regulations, as amended by the federal Health Information Technology for Economic and Clinical Health Act (HITECH) and collectively referred to as HIPAA. We are also required to report known breaches of PHI consistent with applicable breach reporting requirements set forth in applicable laws and regulations. From time to time, we may be subject to both federal and state inquiries or audits related to HIPAA, HITECH and related state laws associated with complaints, desk audits, and self-reported breaches. If we fail to comply with applicable privacy and security laws, regulations and standards, including with respect to third-party service providers that utilize sensitive personal information, including PHI, on our behalf, properly maintain the integrity of our data, protect our proprietary rights, or defend against cybersecurity attacks, it could materially harm our reputation or have a material adverse effect on our business, results of operations, financial condition and cash flows. These risks may be intensified to the extent that the laws change or to the extent that we increase our use of third-party service providers that utilize sensitive personal information, including PHI, on our behalf.
Data protection laws are evolving globally, and may continue to add additional compliance costs and legal risks to our international operations. In Europe, the General Data Protection Regulation (GDPR) became effective on May 25, 2018. The GDPR applies to entities that are established in the European Union (EU), as well as extends the scope of EU data protection laws to foreign companies processing data of individuals in the EU. The GDPR imposes a comprehensive data protection regime with the potential for regulatory fines as well as data breach litigation by impacted data subjects. Under the GDPR, regulatory penalties may be assessed by data protection authorities for up to the greater of 4% of worldwide turnover or €20 million. The costs of compliance with, and other burdens imposed by, the GDPR and other new laws, regulations and policies implementing the GDPR may impact our European operations and/or limit the ways in which we can provide services or use personal data collected while providing services. If we fail to comply with the requirements of GDPR, we could be subject to penalties that would have a material adverse impact on our business, results of operations, financial condition and cash flows.
Data protection laws are also evolving nationally, and may continue to add additional compliance costs and legal risks to our U.S. operations. For example, the California legislature passed the California Consumer Protection Act (CCPA), which is scheduled to become effective January 1, 2020. The CCPA is a privacy bill that requires certain companies doing business in California to disclose information regarding the collection and use of a consumer's personal data and to delete a consumer's data upon request. The CCPA also permits the imposition of civil penalties and expands existing state security laws by providing a private right of action for consumers in certain circumstances where consumer data is subject to a breach. We are still evaluating whether and how this rule or similar evolving legislation will impact our U.S. operations and/or limit the ways in which we can provide services or use personal data collected while providing services. The U.S. Department of Health and

Human Services (HHS) Office for Civil Rights, in partnership with the Healthcare and Public Health Sector Coordinating Council (HSCC), recently issued cybersecurity guidelines for healthcare organizations that reflect consensus-based, voluntary practices to cost-effectively reduce cybersecurity risks for organizations of varying sizes. Although these HHS-backed guidelines, entitled "Health Industry Cybersecurity Practices: Managing Threats and Protecting Patients," are voluntary, they are likely to serve as an important reference point for the healthcare industry.
Information security risks have significantly increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct our operations, and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties, including, among others, foreign state agents. Our business and operations rely on the secure processing, transmission and storage of confidential, proprietary and other information in our computer systems and networks, including sensitive personal information, including PHI, social security numbers, and credit card information of our patients, teammates, physicians, business partners and others.
We regularly review, monitor and implement multiple layers of security measures through technology, processes and our people. We utilize security technologies designed to protect and maintain the integrity of our information systems and data, and our defenses are monitored and routinely tested internally and by external parties. Despite these efforts, our facilities and systems and those of our third-party service providers may be vulnerable to privacy and security incidents; security attacks and breaches; acts of vandalism or theft; computer viruses and other malicious code; coordinated attacks by a variety of actors, including, among others, activist entities or state sponsored cyberattacks; emerging cybersecurity risks; cyber risk related to connected devices; misplaced or lost data; programming and/or human errors; or other similar events that could impact the security, reliability and availability of our systems. Internal or external parties may attempt to circumvent our security systems, and we have in the past, and expect that we will in the future, experience external attacks on our network including, without limitation, reconnaissance probes, denial of service attempts, malicious software attacks including ransomware or other attacks intended to render our internal operating systems or data unavailable, and phishing attacks or business email compromise. Cybersecurity requires ongoing investment and diligence against evolving threats. Emerging and advanced security threats, including, without limitation, coordinated attacks, require additional layers of security which may disrupt or impact efficiency of operations. As with any security program, there always exists the risk that employees will violate our policies despite our compliance efforts or that certain attacks may be beyond the ability of our security and other systems to detect. There can be no assurance that investments, diligence and/or our internal controls will be sufficient to prevent or timely discover an attack.
Any security breach involving the misappropriation, loss or other unauthorized disclosure or use of confidential information, including, among others, PHI, financial data, competitively sensitive information, or other proprietary data, whether by us or a third party, could have a material adverse effect on our business, results of operations, financial condition, cash flows and materially harm our reputation. We may be required to expend significant additional resources to modify our protective measures, to investigate and remediate vulnerabilities or other exposures, or to make required notifications. The occurrence of any of these events could, among other things, result in interruptions, delays, the loss or corruption of data, cessations in the availability of systems and liability under privacy and security laws, all of which could have a material adverse effect on our business, results of operations, financial condition and cash flows, or materially harm our reputation and trigger regulatory actions and private party litigation. If we are unable to protect the physical and electronic security and privacy of our databases and transactions, we could be subject to potential liability and regulatory action, our reputation and relationships with our patients, physicians, vendors and other business partners would be harmed, and our business, results of operations, financial condition and cash flows could be materially and adversely affected. Failure to adequately protect and maintain the integrity of our information systems (including our networks) and data, or to defend against cybersecurity attacks, could subject us to monetary fines, civil suits, civil penalties or criminal sanctions and requirements to disclose the breach publicly, and could further result in a material adverse effect on our business, results of operations, financial condition and cash flows or harm our reputation. As malicious cyber activity escalates, including activity that originates outside of the U.S., the risks we face relating to transmission of data and our use of service providers outside of our network, as well as the storing or processing of data within our network, intensify. There have been increased international, federal and state and other privacy, data protection and security enforcement efforts and we expect this trend to continue. While we maintain cyber liability insurance, this insurance may not cover us for all types of losses and may not be sufficient to protect us against the amount of all losses.
If patients in commercial plans are subject to restriction in plan designs or the average rates that commercial payors pay us decline significantly, it would have a material adverse effect on our business, results of operations, financial condition and cash flows.
Approximately 31% of our U.S. dialysis and related lab services net patient services revenues for the six months ended June 30, 2019, were generated from patients who have commercial payors (including hospital dialysis services) as their primary payor. The majority of these patients have insurance policies that pay us on terms and at rates that are generally significantly higher than Medicare rates. The payments we receive from commercial payors generate nearly all of our profit and all of our nonacute dialysis profits come from commercial payors. We continue to experience downward pressure on some of our commercial payment rates as a result of general conditions in the market, including as employers shift to less expensive options for medical services, recent and future consolidations among commercial payors, increased focus on dialysis services and other factors. Commercial payment rates could be materially lower in the future.
We continuously are in the process of negotiating existing and potential new agreements with commercial payors who aggressively negotiate terms with us, and we can make no assurances about the ultimate results of these negotiations or the timing of any potential rate changes resulting from these negotiations. Sometimes many significant agreements are being renegotiated at the same time. In the event that our continual negotiations result in overall commercial rate reductions in excess of overall commercial rate increases, the cumulative effect could have a material adverse effect on our business, results of operations, financial condition and cash flows. We believe payor consolidations have significantly increased the negotiating leverage of commercial payors, and ongoing consolidations may continue to increase this leverage in the future. Our negotiations with payors are also influenced by competitive pressures, and we may experience decreased contracted rates with commercial payors or experience decreases in patient volume, including if we turn away new patients in instances where we are unable to come to agreement with commercial payors on rates, as our negotiations with commercial payors continue.
Certain payors have also been attempting to design and implement plans that restrict access to ESRD coverage both in the commercial and individual market. Among other things, these restrictive plan designs seek to limit the duration and/or the breadth of ESRD benefits, limit the number of in-network providers, set arbitrary provider reimbursement rates, or otherwise restrict access to care, all of which may result in a decrease in the number of patients covered by commercial insurance. Payors may also dispute the scope and duration of ESRD benefit coverage under their plans. Any of the foregoing, including developments in plan design or new business activities of commercial payors, may lead to a significant decrease in the number of patients with commercial plans, the duration of benefits for patients under commercial plans and/or a significant decrease in the payment rates we receive, which would have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
For additional details regarding the impact of a decline in our patients under commercial plans, see the risk factor under the heading "If the number of patients with higher-paying commercial insurance declines, it could have a material adverse effect on our business, results of operations, financial condition and cash flows." For additional details regarding specific risks we face regarding regulatory changes that, among other things, could result in fewer patients covered under commercial plans or an increase of patients covered under more restrictive commercial plans with lower reimbursement rates, see the discussion in the risk factor under the heading "Changes in federal and state healthcare legislation or regulations could have a material adverse effect on our business, results of operations, financial condition and cash flows."
If the number of patients with higher-paying commercial insurance declines, it could have a material adverse effect on our business, results of operations, financial condition and cash flows.
Our revenue levels are sensitive to the percentage of our patients with higher-paying commercial insurance coverage. A patient's insurance coverage may change for a number of reasons, including changes in the patient's or a family member's employment status. Any changes impacting our highest paying commercial payors will have a disproportionate impact on us. In addition, many patients with commercial and government insurance rely on financial assistance from charitable organizations, such as the American Kidney Fund. Certain payors have challenged our patients' and other providers' patients' ability to utilize assistance from charitable organizations for the payment of premiums, including, without limitation, through litigation and other legal proceedings. The use of charitable premium assistance for ESRD patients has also faced challenges and inquiries from legislators, regulators and other governmental authorities, and this may continue. In addition, CMS or another regulatory agency or legislative authority may issue a new rule or guidance that challenges or restricts charitable premium assistance. For additional details, see the discussion under the heading "Changes in federal and state healthcare legislation or regulations could have a material adverse effect on our business, results of operations, financial condition and cash flows." If any of these challenges to kidney patients' use of premium assistance are successful or restrictions are imposed on the use of financial assistance from such charitable organizations or if organizations providing such assistance are no longer available such that kidney patients are unable to obtain, or continue to receive or receive for a limited duration, such financial assistance, it could have a material adverse effect on our business, results of operations, financial condition and cash flows. In addition, if our assumptions about how kidney patients will respond to any change in financial assistance from charitable organizations are incorrect, it could have a material adverse effect on our business, results of operations, financial condition and cash flows.
When Medicare becomes the primary payor, the payment rate we receive for that patient decreases from the employer group health plan or commercial plan rate to the lower Medicare payment rate. If the number of our patients who have Medicare or another government-based program as their primary payor increases, it could negatively impact the percentage of our patients covered under commercial insurance plans. There are a number of factors that could drive such an outcome, including, among others, a decline in the rate of growth of the ESRD patient population, improved mortality or the reduced availability of commercial health plans or reduced coverage by such plans through the ACA exchanges or otherwise due to changes to the healthcare regulatory system. Commercial payors could also cease paying in the primary position after providing 30 months of coverage resulting in potentially material reductions in payment as the patient moves to Medicare primary. Moreover, declining macroeconomic conditions could also negatively impact the percentage of our patients covered under commercial insurance plans. To the extent there are sustained or increased job losses in the U.S., we could experience a decrease in the number of patients covered under commercial plans and/or an increase in uninsured and underinsured patients independent of whether general economic conditions improve. We could also experience higher numbers of uninsured and underinsured patients, which would result in an increase in uncollectible accounts.
Finally, the ultimate results of our continual negotiations with commercial payors under existing and potential new agreements cannot be predicted and, among other things, could result in a decrease in the number of our patients covered by commercial plans to the extent that we cannot reach agreement with commercial payors on rates and other terms, resulting in termination or non-renewals of existing agreements and our inability to enter into new agreements. Our agreements and rates with commercial payors may be impacted by new business activities of these commercial payors as well as steps that these commercial payors have taken and may continue to take to control the cost of and/or the eligibility for access to the services that we provide, including, without limitation, relative to products on and off the healthcare exchanges. These efforts could impact the number of our patients who are eligible to enroll in commercial insurance plans, and remain on the plans, including plans offered through healthcare exchanges. For additional detail on the risks related to commercial payor activity, including restrictive plan design, see the discussion under the heading "If patients in commercial plans are subject to restriction in plan designs or the average rates that commercial payors pay us decline significantly, it would have a material adverse effect on our business, results of operations, financial condition and cash flows." We could also experience a further decrease in the payments we receive for services if changes to the healthcare regulatory system result in fewer patients covered under commercial plans or an increase of patients covered under more restrictive commercial plans with lower reimbursement rates, among other things.
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
Approximately 42% of our U.S. dialysis and related lab services net patient services revenues for the six months ended June 30, 2019, were generated from patients who have Medicare as their primary payor. For patients with Medicare coverage, all ESRD payments for dialysis treatments are currently made under a single bundled payment rate which provides a fixed payment rate to encompass all goods and services provided during the dialysis treatment that are related to the treatment of dialysis, including pharmaceuticals that were historically separately reimbursed to the dialysis providers, such as erythropoietin (EPO), vitamin D analogs and iron supplements, irrespective of the level of pharmaceuticals administered or additional services performed, except in the case of calcimimetics, which are subject to a transitional drug add-on payment adjustment for the Medicare Part B ESRD payment. Most lab services are also included in the bundled payment. Under the ESRD Prospective Payment System (PPS), the bundled payments to a dialysis facility may be reduced by as much as 2% based on the facility's performance in specified quality measures set annually by CMS through the ESRD Quality Incentive Program, which was established by the Medicare Improvements for Patients and Providers Act of 2008. The bundled payment rate is also adjusted for certain patient characteristics, a geographic usage index and certain other factors. In addition, the ESRD PPS is subject to rebasing, which can have a positive financial effect, or a negative one if the government fails to rebase in a manner that adequately addresses the costs borne by dialysis facilities. Similarly, as new drugs, services or labs are added to the ESRD bundle, CMS' failure to adequately calculate the costs associated with the drugs, services or labs could have a material adverse effect on our business, results of operations, financial condition and cash flows.

The current bundled payment system presents certain operating, clinical and financial risks, which include, without limitation:

•
Risk that our rates are reduced by CMS. Uncertainty about future payment rates remains a material risk to our business. CMS publishes a final rule for the ESRD PPS each year; a preliminary rule for 2020 was released on July 29, 2019, subject to a comment period that is scheduled to end on September 27, 2019.

•
Risk that CMS, on its own or through its contracted Medicare Administrative Contractors (MACs) or otherwise, implements Local Coverage Determinations (LCDs) or other decisions or policy or regulatory mandates that limit our ability to bill for treatments or other drugs and services or other rules that may impact reimbursement. Such coverage determinations or related decisions could have an adverse impact on our revenue. There is also risk commercial insurers could seek to incorporate the requirements or limitations associated with such LCDs or CMS guidance into their contracted terms with dialysis providers, which could have an adverse impact on our revenue.

•
Risk that a MAC, or multiple MACs, change their interpretations of existing regulations, manual provisions and/or guidance, or seek to implement or enforce new interpretations that are inconsistent with how we have interpreted existing regulations, manual provisions and/or guidance.

•
Risk that increases in our operating costs will outpace the Medicare rate increases we receive. We expect operating costs to continue to increase due to inflationary factors, such as increases in labor and supply costs, including, without limitation, increases in maintenance costs and capital expenditures to improve, renovate and maintain our facilities, equipment and information technology to meet changing regulatory requirements and business needs, regardless of whether there is a compensating inflation-based increase in Medicare payment rates or in payments under the bundled payment rate system.

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

We are subject to similar risks for services billed separately from the ESRD bundled payment, including, without limitation, the risk that a MAC, or multiple MACs, change their interpretations of existing regulations, manual provisions and/or guidance; or seek to implement or enforce new interpretations that are inconsistent with how we have interpreted existing regulations, manual provisions and/or guidance. For additional details regarding the risks we face for failing to adhere to our Medicare and Medicaid regulatory compliance obligations, see the risk factor above under the heading "If we fail to adhere to all of the complex government laws, regulations and requirements that apply to our business, we could suffer severe consequences that could have a material adverse effect on our business, results of operations, financial condition and cash flows, and could materially harm our reputation and stock price."
On July 10, 2019, President Trump signed an executive order related to kidney care. Among other things, the executive order directed CMS to create payment models to evaluate the effects of creating payment incentives for the greater use of home dialysis and kidney transplants for those already on dialysis. CMS subsequently announced the ESRD Treatment Choices (ETC) mandatory payment model, which will be administered through CMMI and is proposed to launch in 50% of dialysis clinics across the country beginning in 2020. Under the proposed rule, which is subject to a comment period ending in September 2019, CMS would select ESRD facilities and clinicians to participate in the model according to their location in randomly selected geographic areas and would require participation to minimize the potential for selection effect. If launched as proposed, the ETC model would impact Medicare coverage and/or payment for ESRD claims. CMS also announced the implementation of four voluntary payment models designed to help healthcare providers reduce the cost and improve the quality of care for patients with late-stage chronic kidney disease and ESRD. CMS has stated these payment models are aimed to prevent or delay the need for dialysis and encourage kidney transplantation. These payment models also are scheduled to be launched in 2020. We expect additional guidance around these new payment models in the coming months, and are in the early stages of assessing the potential impact on our business.
Moreover, the number of our patients with primary Medicare coverage may be subject to change, particularly with the upcoming January 1, 2021 effective date under the 21st Century Cures Act, which will allow Medicare-eligible individuals with ESRD to enroll in Medicare Part C Medicare Advantage (MA) managed care plans. The 21st Century Cures Act also adjusts the MA payment system to account for the higher expected costs of ESRD enrollees, which we anticipate could result in higher reimbursement rates payable to ESRD providers than those available under traditional Medicare. However, we continue to evaluate the potential impact of this change in benefit eligibility, as there is significant uncertainty as to how many or which newly eligible ESRD patients will seek to enroll in MA plans for their ESRD benefits.
Changes in state Medicaid or other non-Medicare government-based programs or payment rates could have a material adverse effect on our business, results of operations, financial condition and cash flows.
Approximately 27% of our U.S. dialysis and related lab services net patient services revenues for the six months ended June 30, 2019, were generated from patients who have state Medicaid or other non-Medicare government-based programs, such as coverage through the Department of Veterans Affairs (VA), as their primary coverage. As state governments and other governmental organizations face increasing budgetary pressure, we may in turn face reductions in payment rates, delays in the receipt of payments, limitations on enrollee eligibility or other changes to the applicable programs. For example, certain state Medicaid programs and the VA have recently considered, proposed or implemented payment rate reductions.
The VA adopted Medicare's bundled PPS pricing methodology for any veterans receiving treatment from non-VA providers under a national contracting initiative. Since we are a non-VA provider, these reimbursements are tied to a percentage of Medicare reimbursement, and we have exposure to any dialysis reimbursement changes made by CMS. Approximately 3% of our U.S. dialysis and related lab services net patient services revenues for the six months ended June 30, 2019 were generated by the VA.
In 2019, we entered into a Nationwide Dialysis Services contract with the VA that includes five separate one-year renewal periods throughout the term of the contract. The term structure is similar to our prior five-year agreement with the VA, and is consistent with VA practice for similar provider agreements. With this contract award, the VA has agreed to keep our percentage of Medicare reimbursement consistent with that under our prior agreement with the VA. As with that prior agreement, this agreement provides the VA with the right to terminate the agreements without cause on short notice. Should the VA renegotiate, or not renew or cancel these agreements for any reason, we may cease accepting patients under this program and may be forced to close centers or experience lower reimbursement rates, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
Changes in clinical practices, payment rates or regulations impacting pharmaceuticals could have a material adverse effect on our business, results of operations, financial condition, and cash flows and negatively impact our ability to care for patients.
Medicare bundles certain pharmaceuticals into the ESRD PPS payment rate at industry average doses and prices. Variations above the industry average may be subject to partial reimbursement through the PPS outlier reimbursement policy.
Changes to industry averages, which can be caused by, among other things, changes in physician prescribing practices, changes in best / accepted clinical practice, changes in private or governmental payment criteria regarding pharmaceuticals, or the introduction of administration policies may negatively impact our ability to obtain sufficient reimbursement levels for the care we provide, and all of these factors could have a material adverse effect on our business, results of operations, financial condition and cash flows. Physician practice patterns, including their independent determinations as to appropriate dosing, are subject to change, including, for example, as a result of changes in labeling of pharmaceuticals. Additionally, commercial payors have increasingly examined their administration policies for pharmaceuticals and, in some cases, have modified those policies. If such policy and practice trends or other changes to private and governmental payment criteria make it more difficult to preserve our margins per treatment, it could have a material adverse effect on our business, results of operations, financial condition and cash flows. Further, increased utilization of certain pharmaceuticals whose costs are included in a bundled reimbursement rate, or decreases in reimbursement for pharmaceuticals whose costs are not included in a bundled reimbursement rate, could also have a material adverse effect on our business, results of operation, financial condition and cash flows.
Changes in regulations impacting pharmaceuticals could similarly affect our operating results. For example, as of January 1, 2018, calcimimetics became part of the Medicare Part B ESRD payment, but subject to a transitional drug add-on payment adjustment (TDAPA). We implemented processes designed to provide the drug as required under the applicable regulations and prescribed by physicians and have entered into agreements to provide for access to and distribution of the drug. If payors do not pay as anticipated, if we are not adequately reimbursed for the cost of the drug, or the processes we have implemented to provide the drug do not perform as anticipated, then we could be subject to both financial and operational risk, among other things. During this transitional period, we expect that the wider availability of generic supplies of oral calcimimetics will drive the acquisition cost of that drug down, which would in turn lower associated reimbursement rates. Over the longer term, we cannot predict the timing and specifics of how CMS will permanently incorporate oral and intravenous calcimimetics into the Medicare bundle after the TDAPA period. Each of these factors could lead to significant fluctuations in our associated levels of operating income, among other things.
We may also be subject to increased inquiries or audits from a variety of governmental bodies or claims by third parties related to pharmaceuticals, which would require management's attention and could result in significant legal expense. Any negative findings could result in, among other things, substantial financial penalties or repayment obligations, the imposition of certain obligations on and changes to our practices and procedures as well as the attendant financial burden on us to comply with the obligations, or exclusion from future participation in the Medicare and Medicaid programs, and could have a material adverse effect on our business, results of operations, financial condition and cash flows. For additional details, see the risk factor under the heading "If we fail to adhere to all of the complex government laws, regulations and requirements that apply to our business, we could suffer severe consequences that could have a material adverse effect on our business, results of operations, financial condition and cash flows, and could materially harm our reputation and stock price."
If we are unable to compete successfully, including, without limitation, implementing our growth strategy and/or retaining patients and physicians willing to serve as medical directors, it could materially adversely affect our business, results of operations, financial condition and cash flows.
Patient retention and the continued referrals of patients from referral sources such as hospitals and nephrologists, as well as acquisitions are some of the important parts of our growth strategy. We face intense competition from other companies for acquisition targets. In our U.S. dialysis business, we continue to face increased competition from large and medium-sized providers, among others, which compete directly with us for the limited acquisition targets as well as for individual patients and physicians qualified to serve as medical directors. U.S. regulations require medical directors for each center. As we and our competitors continue to grow and open new dialysis centers, we may not be able to retain an adequate number of nephrologists to serve as medical directors. Moreover, as we continue our expansion into various international markets, we will continue to face competition from large and medium-sized providers, among others, for acquisition targets.
In addition, Fresenius USA, our largest competitor, manufactures a full line of dialysis supplies and equipment in addition to owning and operating dialysis centers. This may give it cost advantages over us because of its ability to manufacture its own products or prevent us from accessing existing or new technology on a cost-effective basis. The healthcare industry has also seen new entrants with considerable financial resources. These new competitors can invest in new technologies that create new entry points in the dialysis and pre-dialysis markets. See further discussion regarding risks associated with our suppliers and new technologies under the heading "If certain of our suppliers do not meet our needs, if there are material price increases on supplies, if we are not reimbursed or adequately reimbursed for drugs we purchase or if we are unable to effectively access new technology or superior products, it could negatively impact our ability to effectively provide the services we offer and could have a material adverse effect on our business, results of operations, financial condition and cash flows."
Competition in existing and expanding markets is intense, and is not limited to large competitors with substantial financial resources or to established participants in the dialysis space. We also compete with individual nephrologists that have opened their own dialysis units or facilities, and there have been increasing indications of interest from non-traditional dialysis providers and others to enter the dialysis and pre-dialysis space and/or develop innovative technologies or business activities that could be disruptive to the industry. Although these and other potential competitors may face operational and/or financial challenges, the highly competitive and evolving dialysis and pre-dialysis marketplaces have presented some opportunities with relative ease of entry. As a result, we may compete with these smaller and/or non-traditional providers for patients in an asymmetrical environment with respect to data and/or regulatory requirements we face as an ESRD service provider, thereby impacting our ability to effectively compete. These and other factors have continued to drive change in the dialysis and pre-dialysis space, and if we are unable to successfully adapt to these changing dynamics, it could have a material adverse impact on our business, results of operations, financial condition and cash flows. Furthermore, each of the aforementioned competitive pressures and related risks may be impacted by a continued decline in the rate of growth of the ESRD patient population or other reductions in demand for dialysis treatments.
Based on the recent 2018 annual data report from the United States Renal Data System (USRDS), the underlying ESRD dialysis patient population has grown at an approximate compound rate of 3.8% from 2000 to 2016. However, more recent preliminary data from the USRDS suggest that the rate of growth of the ESRD patient population may be declining. A number of factors may impact ESRD growth rates, including, without limitation, the aging of the U.S. population, incidence rates for diseases that cause kidney failure such as diabetes and hypertension, mortality rates for dialysis patients and growth rates of minority populations with higher than average incidence rates of ESRD. In addition, the number of kidney transplants has been increasing in recent years, which may impact ESRD growth rates. This transplant rate may continue to increase in future years, particularly in light of the recent July 10, 2019 executive order and CMMI's proposed new goals and measures to increase access to kidney transplants. In addition, one of the stated goals of the recent executive order and CMMI proposed rule is to reduce ESRD. For additional information, see the discussion under the heading "Changes in the structure of and payment rates under the Medicare ESRD program could have a material adverse effect on our business, results of operations, financial condition and cash flows."
If we are not able to effectively implement our growth strategy, including by making acquisitions at the desired pace or at all; if we are not able to continue to maintain the expected or desired level of non-acquired growth; or if we experience significant patient attrition either as a result of new business activities in the dialysis or pre-dialysis space by our existing competitors, other market participants, new entrants, new technology or other forms of competition, or as a result of reductions in demand for dialysis treatments, including, without limitation, reduced prevalence of ESRD or an increase in the number of kidney transplants, it could materially adversely affect our business, results of operations, financial condition and cash flows.
We may engage in acquisitions, mergers, joint ventures or dispositions, which may materially affect our results of operations, debt-to-capital ratio, capital expenditures or other aspects of our business, and, under certain circumstances, could have a material adverse effect on our business, results of operations, financial condition and cash flows and could materially harm our reputation.
Our business strategy includes growth through acquisitions of dialysis centers and other businesses, as well as through entry into joint ventures. We may engage in acquisitions, mergers, joint ventures or dispositions or expand into new business lines or models, which may affect our results of operations, debt-to-capital ratio, capital expenditures or other aspects of our business. There can be no assurance that we will be able to identify suitable acquisition targets or merger partners or buyers for dispositions or that, if identified, we will be able to agree to terms with merger partners, acquire these targets or make these dispositions on acceptable terms or on the desired timetable. There can also be no assurance that we will be successful in completing any acquisitions, mergers or dispositions that we announce, executing new business lines or models or integrating any acquired business into our overall operations. There is no guarantee that we will be able to operate acquired businesses successfully as stand-alone businesses, or that any such acquired business will operate profitably or will not otherwise have a material adverse effect on our business, results of operations, financial condition and cash flows or materially harm our reputation. Further, we cannot be certain that key talented individuals at the business being acquired will continue to work for us after the acquisition or that they will be able to continue to successfully manage or have adequate resources to successfully operate any acquired business. In addition, certain of our acquired dialysis centers and facilities have been in service for many years, which may result in a higher level of maintenance costs. Further, our facilities, equipment and information technology may need to be improved or renovated to maintain or increase operational efficiency, compete for patients and medical directors, or meet changing regulatory requirements. Increases in maintenance costs and any continued increases in capital expenditures could have a material adverse effect on our business, results of operations, financial condition and cash flows.
Businesses we acquire may have unknown or contingent liabilities or liabilities that are in excess of the amounts that we originally estimated, and may have other issues, including, without limitation, those related to internal controls over financial reporting or issues that could affect our ability to comply with healthcare laws and regulations and other laws applicable to our expanded business, which could harm our reputation. As a result, we cannot make any assurances that the acquisitions we consummate will be successful. Although we generally seek indemnification from the sellers of businesses we acquire for matters that are not properly disclosed to us, we are not always successful. In addition, even in cases where we are able to obtain indemnification, we may discover liabilities greater than the contractual limits, the amounts held in escrow for our benefit (if any), or the financial resources of the indemnifying party. In the event that we are responsible for liabilities substantially in excess of any amounts recovered through rights to indemnification or alternative remedies that might be available to us, or any applicable insurance, we could suffer severe consequences that would have a material adverse effect on our business, results of operations, financial condition and cash flows and could materially harm our reputation.
We have in the past decided, and may in the future decide, to dispose of certain assets or businesses, such as the disposition of our DMG business, which we completed in June 2019. The sale of DMG results in a less diversified portfolio of businesses, and we will have a greater dependency on the performance of our kidney care business for our financial results, which could make us more susceptible to market fluctuations and other adverse events than if we had retained the DMG business.
In addition, under the terms of the equity purchase agreement in connection with the DMG sale agreement, as amended (the "DMG sale agreement") (and subject to the limitations therein), we agreed to certain indemnification obligations. As a result, we may become obligated to make payments to the buyer relating to our previous ownership and operation of the DMG business. Claims giving rise to these potential payments include, without limitation, claims related to breaches of our representations and warranties and covenants, including claims for breaches of our representations and warranties regarding compliance with law, litigation, absence of undisclosed liabilities, employee benefit matters, labor matters, or taxes, among others, and other claims for which we provided the buyer with a special indemnity. Any such post-closing liabilities and required payments under the DMG sale agreement, or otherwise, or in connection with any other past or future disposition of material assets or businesses could have a material adverse effect on our business, results of operations, financial condition and cash flows and could materially harm our reputation. Further, the purchase price in the DMG sale agreement is subject to customary post-closing adjustments, including without limitation as a result of certain net working capital adjustments. Any such negative adjustments to the purchase price could result in a material change in the amount of consideration that we are able to retain.
In connection with the closing of the DMG sale, we entered into a transition services agreement with Optum, whereby we and Optum will provide various transition services to one another for specified periods of time beginning on the closing date and extending for up to two years thereafter. In the course of performing our obligations under the transition services agreement, we will allocate certain of our resources, including without limitation, assets, facilities, equipment and the time and attention of our management and other teammates, for the benefit of the DMG business and not ours, which may negatively impact our business, results of operations and financial condition.
Additionally, joint ventures, including, without limitation, our Asia Pacific joint venture, and minority investments inherently involve a lesser degree of control over business operations, thereby potentially increasing the financial, legal, operational and/or compliance risks associated with the joint venture or minority investment. In addition, we may be dependent on joint venture partners, controlling shareholders or management who may have business interests, strategies or goals that are inconsistent with ours. Business decisions or other actions or omissions of the joint venture partner, controlling shareholders or management may require us to make capital contributions or necessitate other payments, result in litigation or regulatory action against us, result in reputational harm to us or adversely affect the value of our investment or partnership, among other things. There can be no assurances that these joint ventures and/or minority investments, including, without limitation, our Asia Pacific joint venture, ultimately will be successful.
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
We have significant suppliers, including without limitation suppliers of pharmaceuticals, that may be the primary source of products critical to the services we provide, or to which we have committed obligations to make purchases, sometimes at particular prices. If any of these suppliers do not meet our needs for the products they supply, including, without limitation, in the event of a product recall, shortage or dispute, and we are not able to find adequate alternative sources, if we experience material price increases from these suppliers that we are unable to mitigate, or if some of the drugs that we purchase from our suppliers are not reimbursed or not adequately reimbursed by commercial or government payors, or if we are unable to secure products, including pharmaceuticals at competitive rates and within the desired timeframe, it could have a material adverse impact on our business, results of operations, financial condition and cash flows. In addition, the technology related to the products critical to the services we provide is subject to new developments which may result in superior products. If we are not able to access superior products on a cost-effective basis or if suppliers are not able to fulfill our requirements for such products, we could face patient attrition and other negative consequences which could have a material adverse effect on our business, results of operations, financial condition and cash flows.
The level of our current and future debt could have an adverse impact on our business, and our ability to generate cash to service our indebtedness and for other intended purposes depends on many factors beyond our control.
We have a substantial amount of indebtedness outstanding and we expect to incur substantial additional indebtedness in the future, including indebtedness incurred to finance repurchases of our common stock pursuant to the tender offer and our new share repurchase authorization discussed under "Stock Repurchases" in Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations." As described in Note 9 to the condensed consolidated financial statements included in this report, we are planning to enter into a $5.25 billion senior secured credit facility, which is expected to consist of a $1.0 billion senior secured revolving credit facility and $4.25 billion of senior secured term loan facilities (collectively, the "new financing"), and to borrow the full amount available under the term loan facilities to finance, among other things, the repayment of our existing credit facility and other existing indebtedness, the purchase of shares of our common stock in our tender offer and, subject to market conditions and other factors, other purchases of our common stock. Accordingly, although there is no assurance that we will enter into our proposed new senior secured credit facilities, complete our pending tender offer or make other repurchases of our common stock on the terms described herein or at all, we expect to incur substantial additional indebtedness.
If we are unable to generate sufficient cash to service our indebtedness and for other intended purposes, it could, for example:

•	make it difficult for us to make payments on our debt;

•	increase our vulnerability to general adverse economic and industry conditions;

•
require us to dedicate a substantial portion of our cash flows from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and investments, repurchases of stock at the levels intended or announced, or at all, and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the markets in which we operate;

•	expose us to interest rate volatility that could adversely affect our business, results of operations, financial condition and cash flows, and our ability to service our indebtedness;

•	place us at a competitive disadvantage compared to our competitors that have less debt; and

•	limit our ability to borrow additional funds, or to refinance existing debt on favorable terms when otherwise available or at all.
In addition, we may continue to incur indebtedness in the future in addition to the new financing, and the amount of that additional indebtedness may be substantial. Although the indentures governing our senior notes and the agreement governing our senior secured credit facilities include (and the agreement governing our planned new senior secured credit facilities is expected to include) covenants that could limit our indebtedness, we currently have, and expect to continue to have, the ability to incur substantial additional debt. The risks described in this risk factor could intensify as new debt is added to current debt levels.
Our indebtedness levels and the required payments on such indebtedness may also be impacted by expected reforms related to LIBOR. The variable interest rates payable under our current and planned new senior secured credit facilities are linked to LIBOR as the benchmark for establishing such rates. Recent national, international and other regulatory guidance and reform proposals regarding LIBOR are expected to ultimately cause LIBOR to be discontinued or become unavailable as a rate benchmark. This resultant uncertainty may cause LIBOR to perform differently than in the past. The consequences of these developments with respect to LIBOR cannot be entirely predicted, but could disrupt the financial and credit markets or adversely affect the variable interest rates associated with our current or future indebtedness. Although we expect that our planned new senior secured credit facilities will include mechanics to facilitate the adoption by us and our lenders of an alternative benchmark rate for use in place of LIBOR, no assurance can be made that we and our lenders will agree on such an alternative rate and, even if agreed upon, such alternative rate may not perform in a manner similar to LIBOR and may result in interest rates that are higher or lower than those that would have resulted had LIBOR remained in effect.

Our ability to make payments on our indebtedness, to fund planned capital expenditures and expansion efforts, including, without limitation, any strategic acquisitions we may make in the future, to repurchase our stock at the levels intended or announced and to meet our other liquidity needs, will depend on our ability to generate cash. This depends not only on the success of our business but is also subject to economic, financial, competitive, regulatory and other factors that are beyond our control. With the closing of the sale of DMG, our cash flows have been reduced accordingly. We cannot provide assurances that our business will generate sufficient cash flows from operations in the future or that future borrowings will be available to us in amounts sufficient to enable us to service our indebtedness or to fund our working capital and other liquidity needs, including those described above. If we are unable to generate sufficient funds to service our outstanding indebtedness or to meet our working capital or other liquidity needs, including those described above, we would be required to refinance, restructure, or otherwise amend some or all of such indebtedness, sell assets, change or reduce our intended or announced uses or strategy for capital deployment, including, without limitation, for stock repurchases, reduce capital expenditures, planned expansions or other strategic initiatives, or raise additional cash through the sale of our equity or equity-related securities. We cannot make any assurances that any such refinancing, restructurings, amendments, sales of assets, or issuances of equity or equity-related securities can be accomplished or, if accomplished, will be on favorable terms or would raise sufficient funds to meet these obligations or our other liquidity needs. Any failure to pay any of our indebtedness when due could have a material adverse effect on our business, results of operations, financial condition and cash flows, and could trigger cross default or cross acceleration provisions in our other debt instruments, thereby permitting the holders of that other indebtedness to demand immediate repayment, and, in the case of secured indebtedness, to take possession of and sell the collateral securing such indebtedness to satisfy our obligations.
The borrowings under our current senior secured credit facilities and senior indentures are, and the borrowings under our planned new senior secured credit facilities are expected to be, guaranteed by certain of our domestic subsidiaries, and borrowings under our current senior secured credit facilities are, and the borrowings under our planned new senior secured credit facilities are expected to be, secured by a substantial portion of our and our subsidiaries' assets. Such guarantees and the fact that we have pledged such assets may make it more difficult and expensive for us to make, or under certain circumstances could effectively prevent us from making, additional secured and unsecured borrowings.
We may be subject to liability claims for damages and other expenses that are not covered by insurance or exceed our existing insurance coverage that could have a material adverse effect on our business, results of operations, financial condition, cash flows and reputation.
Our operations and how we manage our business may subject us, as well as our officers and directors to whom we owe certain defense and indemnity obligations, to litigation and liability for damages. Our business, profitability and growth prospects could suffer if we face negative publicity or we pay damages or defense costs in connection with a claim that is outside the scope or limits of coverage of any applicable insurance coverage, including, without limitation, claims related to adverse patient events, cybersecurity incidents, contractual disputes, professional and general liability and directors' and officers' duties. In addition, we have received notices of claims from commercial payors and other third parties, as well as subpoenas and CIDs from the federal government, related to our business practices, including, without limitation, our historical billing practices and the historical billing practices of acquired businesses. Although the ultimate outcome of these claims cannot be predicted, an adverse result with respect to one or more of these claims could have a material adverse effect on our business, results of operations, financial condition and cash flows. We maintain insurance coverage for those risks we deem are appropriate to insure against and make determinations about whether to self-insure as to other risks or layers of coverage. However, a successful claim, including, without limitation, a professional liability, malpractice or negligence claim or a claim related to a cybersecurity incident, which is in excess of any applicable insurance coverage, or that is subject to our self-insurance retentions, could have a material adverse effect on our business, results of operations, financial condition, cash flows and reputation.
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
We are continuing to expand our operations by offering our services and entering new lines of business in certain markets outside of the U.S., which increases our exposure to the inherent risks of doing business in international markets. Depending on the market, these risks include those relating to:

•	changes in the local economic environment;

•	political instability, armed conflicts or terrorism;

•	social changes;

•	intellectual property legal protections and remedies;

•	trade regulations;

•	procedures and actions affecting approval, production, pricing, reimbursement and marketing of products and services;

•	foreign currency;

•	additional U.S. and foreign taxes;

•	export controls;

•	antitrust and competition laws and regulations;

•	lack of reliable legal systems which may affect our ability to enforce contractual rights;

•	changes in local laws or regulations, or interpretation or enforcement thereof;

•	potentially longer ramp-up times for starting up new operations and for payment and collection cycles;

•	financial and operational, and information technology systems integration;

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
Additionally, some factors that will be critical to the success of our international business and operations will be different than those affecting our domestic business and operations. For example, conducting international operations requires us to devote significant management resources to implement our controls and systems in new markets, to comply with local laws and regulations, including to fulfill financial reporting requirements, and to overcome the numerous new challenges inherent in managing international operations, including, without limitation, challenges based on differing languages and cultures, challenges related to establishing clinical operations in differing regulatory and compliance environments, and challenges related to the timely hiring, integration and retention of a sufficient number of skilled personnel to carry out operations in an environment with which we are not familiar.
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
These risks could have a material adverse effect on our business, results of operations, financial condition, cash flows and could materially harm our reputation.

If we fail to comply with our Corporate Integrity Agreement, we could be subject to substantial penalties and exclusion from participation in federal healthcare programs that could have a material adverse effect on our business, results of operations, financial condition and cash flows and could materially harm our reputation.
In October 2014, we entered into a Settlement Agreement with the U.S. and relator David Barbetta to resolve the then pending 2010 and 2011 U.S. Attorney physician relationship investigations and paid $406 million in settlement amounts, civil forfeiture, and interest to the U.S. and certain states. In connection with the resolution of these matters, and in exchange for the OIG's agreement not to exclude us from participating in the federal healthcare programs, we entered into a five-year CIA with the OIG. The CIA (i) requires that we maintain certain elements of our compliance programs; (ii) imposes certain expanded compliance-related requirements during the term of the CIA; (iii) requires ongoing monitoring and reporting by an independent monitor, imposes certain reporting, certification, records retention and training obligations, allocates certain oversight responsibility to the Board's Compliance Committee, and necessitates the creation of a Management Compliance Committee and the retention of an independent compliance advisor to the Board; and (iv) contains certain business restrictions related to a subset of our joint venture arrangements, including our agreeing to (1) unwind 11 joint venture transactions that were created through partial divestitures to, or partial acquisitions from, nephrologists, and that cover 26 of our 2,119 clinics that existed at the time we entered into the Settlement Agreement, all of which have been completed, (2) not enter into certain types of partial divestiture joint venture transactions with nephrologists during the term of the CIA, (3) non-enforcement of certain patient-related non-solicitation restrictions, and (4) certain other restrictions. The costs associated with compliance with the CIA are substantial and may be greater than we currently anticipate. In addition, in the event of a breach of the CIA, we could become liable for payment of certain stipulated penalties, and could be excluded from participation in federal healthcare programs. The OIG has notified us in the past that it considered us to be in breach of the CIA, and we cannot provide any assurances that we may not be found in breach of the CIA in the future. In general, the costs associated with compliance with the CIA, or any liability or consequences associated with a breach, could have a material adverse effect on our business, results of operations, financial condition and cash flows. For our domestic dialysis business, we are required under the CIA to report to the OIG (i) probable violations of criminal, civil or administrative laws applicable to any federal healthcare program for which penalties or exclusions may be authorized under applicable laws and regulations; (ii) substantial overpayments of amounts of money we have received in excess of the amounts due and payable under the federal healthcare program requirements; and (iii) employment of or contracting with individuals ineligible from participating in the federal healthcare programs (we refer to these collectively as Reportable Events). We have provided the OIG notice of Reportable Events, and we may identify and report additional events in the future. If any of our operations are found to violate government laws, regulations and requirements, we could suffer severe consequences that could have a material adverse effect on our business, results of operations, financial condition and cash flows, and could materially harm our reputation and stock price, including, without limitation, those consequences as described in the risk factor under the heading "If we fail to adhere to all of the complex government laws, regulations and requirements that apply to our business, we could suffer severe consequences that could have a material adverse effect on our business, results of operations, financial condition and cash flows, and could materially harm our reputation and stock price."
Delays in state Medicare and Medicaid certification or other licensing and/or anything impacting the licensing of our dialysis centers could adversely affect our business, results of operations, financial condition and cash flows.
Before we can begin billing for patients treated in our outpatient dialysis centers who are enrolled in government-based programs, we are required to obtain state and federal certification for participation in the Medicare and Medicaid programs. As state agencies responsible for surveying dialysis centers on behalf of the state and Medicare program face increasing budgetary pressure, certain states are having difficulty keeping up with certifying dialysis centers in the normal course resulting in significant delays in certification. If state governments continue to have difficulty keeping up with certifying new centers in the normal course and we continue to experience significant delays in our ability to treat and bill for services provided to patients covered under government programs, it could cause us to incur write-offs of investments or accelerate the recognition of lease obligations in the event we have to close centers or our centers' operating performance deteriorates, and it could have an adverse effect on our business, results of operations, financial condition and cash flows. Although the BBA passed in February 2018 allows organizations approved by the HHS to accredit dialysis facilities and imposes certain timing requirements regarding the initiation of initial surveys to determine if certain conditions and requirements for payment have been satisfied, we cannot predict the ultimate impact of these changes. In addition to certifications for Medicare and Medicaid, some states have licensing requirements for ESRD facilities. Delays in licensure, denials of licensure, or withdrawal of licensure could also adversely affect our business, results of operations, financial condition and cash flows.

If our joint ventures were found to violate the law, we could suffer severe consequences that would have a material adverse effect on our business, results of operations, financial condition and cash flows.
As of June 30, 2019, we owned a controlling interest in numerous dialysis-related joint ventures, which represented approximately 26% of our net U.S. dialysis and related lab services net revenues for the six months ended June 30, 2019. In addition, we also owned noncontrolling equity investments in several other dialysis related joint ventures. We expect to continue to increase the number of our joint ventures. Many of our joint ventures with physicians or physician groups also have certain physician owners providing medical director services to centers we own and operate. Because our relationships with physicians are governed by the federal and state anti-kickback statutes, we have sought to structure our joint venture arrangements to satisfy as many federal safe harbor requirements as we believe are commercially reasonable. Our joint venture arrangements do not satisfy all of the elements of any safe harbor under the federal Anti-Kickback Statute, however, and therefore are susceptible to government scrutiny. For example, in October 2014, we entered into a settlement agreement to resolve the then pending 2010 and 2011 U.S. Attorney physician relationship investigations regarding certain of our joint ventures and paid $406 million in settlement amounts, civil forfeiture, and interest to the U.S. and certain states. For further details on the settlement agreement, see the risk factor under the heading "If we fail to comply with our Corporate Integrity Agreement, we could be subject to substantial penalties and exclusion from participation in federal healthcare programs that could have a material adverse effect on our business, results of operations, financial condition and cash flows and could materially harm our reputation."
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
There are significant risks associated with estimating the amount of U.S. dialysis and related lab services net patient services revenues and related refund liabilities that we recognize in a reporting period. The billing and collection process is complex due to ongoing insurance coverage changes, geographic coverage differences, differing interpretations of contract coverage and other payor issues, such as ensuring appropriate documentation. Determining applicable primary and secondary coverage for approximately 205,000 U.S. patients at any point in time, together with the changes in patient coverage that occur each month, requires complex, resource-intensive processes. Errors in determining the correct coordination of benefits may result in refunds to payors. Revenues associated with Medicare and Medicaid programs are also subject to estimating risk related to the amounts not paid by the primary government payor that will ultimately be collectible from other government programs paying secondary coverage, the patient's commercial health plan secondary coverage or the patient. Collections, refunds and payor retractions typically continue to occur for up to three years and longer after services are provided. We generally expect our range of U.S. dialysis and related lab services net patient services revenues estimating risk to be within 1% of net revenues for the segment. If our estimates of U.S. dialysis and related lab services net patient services revenues and related refund liabilities are materially inaccurate, it could impact the timing and the amount of our revenues recognition and have a material adverse impact on our business, results of operations, financial condition and cash flows.
Our ancillary services and strategic initiatives, including, without limitation, our international operations, that we operate or invest in now or in the future may generate losses and may ultimately be unsuccessful. In the event that one or more of these activities is unsuccessful, our business, results of operations, financial condition and cash flows may be negatively impacted and we may have to write off our investment and incur other exit costs.
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

If any of our ancillary services or strategic initiatives, including our international operations, are unsuccessful, it would have a negative impact on our business, results of operations, financial condition and cash flows, and we may determine to exit that line of business. We could incur significant termination costs if we were to exit certain of these lines of business. In addition, we may incur a material write-off or an impairment of our investment, including, without limitation, goodwill or other assets, in one or more of our ancillary services or strategic initiatives. In that regard, we have taken, and may in the future take, impairment and restructuring charges in addition to those described above related to our ancillary services and strategic initiatives, including, without limitation, in our international and pharmacy businesses. For example, in the quarter ended March 31, 2019, the Company recognized a $41 million goodwill impairment charge in its Germany kidney care business.
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
We face increasing labor costs generally, and in particular, we face increased labor costs and difficulties in hiring nurses due to a nationwide shortage of skilled clinical personnel. We compete for nurses with hospitals and other healthcare providers. This nursing shortage may limit our ability to expand our operations. Furthermore, changes in certification requirements can impact our ability to maintain sufficient staff levels, including to the extent our teammates are not able to meet new requirements, among other things. In addition, if we experience a higher than normal turnover rate for our skilled clinical personnel, our operations and treatment growth may be negatively impacted, which could adversely affect our business, results of operations, financial condition and cash flows. We also face competition in attracting and retaining talent for key leadership positions. If we are unable to attract and retain qualified individuals, we may experience disruptions in our business operations, including, without limitation, our ability to achieve strategic goals, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.
In addition, proposed ballot initiatives or referendums, legislation, regulations or policy changes could cause us to incur substantial costs to challenge and prepare for and, if implemented, impose additional requirements on our operations, including, without limitation, increases in the required staffing levels or staffing ratios for clinical personnel, minimum transition times between treatments, limits on how much patients may be charged for care, limitations as to the amount that can be spent on certain medical costs, and limitations on the amount of revenue that providers can retain. Changes such as those mandated by proposed ballot initiatives or referendums, legislation, regulations or policy changes could materially reduce our revenues and increase our operating and other costs, require us to close or consolidate existing dialysis centers, postpone or not build new dialysis centers, reduce shifts or negatively impact employee relations, treatment growth and productivity, and could have a material adverse effect on our business, results of operations, financial condition and cash flows. Additionally, there can be no assurances that we would be successful in staffing our clinics to any new, elevated staffing levels, in particular given the ongoing nationwide shortage of healthcare workers, especially nurses. For additional information on these risks, see the risk factor under the heading "Changes in federal and state healthcare legislation or regulations could have a material adverse effect on our business, results of operations, financial condition and cash flows."
Our business is labor intensive and could be materially adversely affected if we are unable to attract and retain employees or if union organizing activities or legislative or other changes result in significant increases in our operating costs or decreases in productivity.
Our business is labor intensive, and our financial and operating results have been and continue to be subject to variations in labor-related costs, productivity and the number of pending or potential claims against us related to labor and employment practices. Political or other efforts at the national or local level could result in actions or proposals that increase the likelihood or success of union organizing activities at our facilities and ongoing union organizing activities at our facilities could continue or increase for other reasons. We could experience an upward trend in wages and benefits and labor and employment claims, including, without limitation, the filing of class action suits, or adverse outcomes of such claims, or face work stoppages. In addition, we are and may continue to be subject to targeted corporate campaigns by union organizers in response to which we have been and may continue to be required to expend substantial resources, both time and financial. Any of these events or circumstances could have a material adverse effect on our employee relations, treatment growth, productivity, business, results of operations, financial condition and cash flows.

Failing to effectively maintain, operate or upgrade our information systems or those of third-party service providers upon which we rely, including, without limitation, our clinical, billing and collections systems could materially adversely affect our business, results of operations, financial condition and cash flows.

Our business depends significantly on effective information systems. Our information systems require an ongoing commitment of significant resources to maintain and enhance existing systems and develop or contract for new systems in order to keep pace with continuing changes in information processing technology, emerging cybersecurity risks and threats, evolving industry, legal and regulatory standards and requirements, and new models of care. There can be no assurances that we will ultimately realize anticipated benefits from investments in new or existing information systems. In addition, we may from time to time obtain significant portions of our systems-related support, technology or other services from independent third parties, which may make our operations vulnerable if such third parties fail to perform adequately.

Failure to successfully implement, operate and maintain effective and efficient information systems with adequate technological capabilities, deficiencies or defects in the systems and related technology, or our failure to efficiently and effectively consolidate our information systems to eliminate redundant or obsolete applications, could result in competitive disadvantages, which could have a material adverse effect on our business, financial condition and results of operations. For additional information on the risks we face in an increasingly competitive market, see the risk factor under the heading, "If we are unable to compete successfully, including, without limitation, implementing our growth strategy and/or retaining patients and physicians willing to serve as medical directors, it could materially adversely affect our business, results of operations, financial condition and cash flows." If the information we rely upon to run our business were found to be inaccurate or unreliable or if we or third parties on which we rely fail to adequately maintain our information systems and data integrity effectively, whether due to software deficiencies, human coding or implementation error or otherwise, we could experience difficulty meeting clinical outcome goals, face regulatory problems, including sanctions and penalties, incur increases in operating expenses or suffer other adverse consequences, any of which could be material. Moreover, failure to adequately protect and maintain the integrity of our information systems (including our networks) and data, or information systems and data hosted by third parties upon which we rely, could subject us to severe consequences as described in the risk factor under the heading "Privacy and information security laws are complex, and if we fail to comply with applicable laws, regulations and standards, including with respect to third-party service providers that utilize sensitive personal information on our behalf, or if we fail to properly maintain the integrity of our data, protect our proprietary rights to our systems or defend against cybersecurity attacks, we may be subject to government or private actions due to privacy and security breaches, any of which could have a material adverse effect on our business, results of operations, financial condition and cash flows or materially harm our reputation."

Our billing system, among others, is critical to our billing operations. If there are defects in the billing system, or billing systems or services of third parties upon which we rely, we may experience difficulties in our ability to successfully bill and collect for services rendered, including, without limitation, a delay in collections, a reduction in the amounts collected, increased risk of retractions from and refunds to commercial and government payors, an increase in our provision for uncollectible accounts receivable and noncompliance with reimbursement laws and related requirements, any or all of which could materially adversely affect our results of operations.

In the clinical environment, a failure of our clinical systems, or the systems of our third-party service providers, to operate effectively could have a material adverse effect on our business, the clinical care provided to patients, results of operations, financial condition and cash flows. For example, in connection with claims for which at least part of the government's payments to us is based on clinical performance or patient outcomes or co-morbidities, if relevant clinical systems fail to accurately capture the data we report to CMS or we otherwise have data integrity issues with respect to the reported information, this could impact our payments from government payors as well as our ability to retain funds paid to us based on the inaccurate information.

Additionally, we operate in an increasingly competitive environment that requires continuous investment in new technologies and clinical applications. Machine learning and artificial intelligence are increasingly driving innovations in technology, and parts of our operations may employ robotics. If these technologies or applications fail to operate as anticipated or do not perform as specified, including due to potential design defects and defects in the development of algorithms or other technologies, human error or otherwise, our clinical operations, business and reputation may be harmed. If we are unable to successfully maintain, operate or implement such technologies or applications in our clinical operations and laboratory, we may be, among other things, unable to efficiently adapt to evolving laws and requirements, unable to remain competitive with others who successfully implement and advance this technology, subject to increased risk under existing laws, regulations and requirements that apply to our business, and our patients' safety may be adversely impacted, any of which could have a material adverse impact on our business, results of operations and financial condition and could materially harm our reputation. For additional detail, see the discussion in the risk factor under the heading "If we fail to adhere to all of the complex government laws, regulations and requirements that apply to our business, we could suffer severe consequences that could have a material adverse effect on our business, results of operations, financial condition and cash flows, and could materially harm our reputation and stock price."
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
Laws regulating the corporate practice of medicine could restrict the manner in which our subsidiaries are permitted to conduct their business, and the failure to comply with such laws could subject these entities to penalties or require a restructuring of these businesses.
Some states have laws that prohibit business entities, such as certain of our subsidiaries, including but not limited to, Nephrology Practice Solutions, DaVita Health Solutions, DaVita IKC, and Lifeline, from practicing medicine, employing physicians to practice medicine, exercising control over medical decisions by physicians (also known collectively as the corporate practice of medicine) or engaging in certain arrangements, such as fee-splitting, with physicians. In some states these prohibitions are expressly stated in a statute or regulation, while in other states the prohibition is a matter of judicial or regulatory interpretation. Some of the states in which DaVita entities currently operate, including without limitation California, Colorado, Nevada, Oregon, Tennessee and Washington, generally prohibit the corporate practice of medicine, and other states may do so in the future as well.
DaVita entities operate in these states by maintaining long-term contracts with their associated physician groups which are each owned and operated by a physician(s) and which employ or contract with additional physicians to provide physician services, or by otherwise structuring physician group ownership in accordance with state law. Under these arrangements, these DaVita entities provide non-medical management services and receive a management fee for providing these services; however, these DaVita entities do not represent that they offer medical services through the associated physician groups, and do not exercise influence or control over the practice of medicine by physicians.
In addition to the above management arrangements, these DaVita entities have certain contractual rights relating to the orderly transfer of equity interests in certain of its associated physician groups through succession agreements and other arrangements with their physician equity holders. However, such equity interests cannot be transferred to or held by these DaVita entities or by any non-professional organization. In the event that any of these associated physician groups fail to comply with the management arrangement or any management arrangement is terminated and/or these DaVita entities are unable to enforce their respective contractual rights over the orderly transfer of equity interests in their associated physician groups, such events could have a material adverse effect on the business, results of operations, financial condition and cash flows of these DaVita entities.
It is possible that a state regulatory agency or a court could determine that these agreements with physician equity holders of certain managed associated physician groups and the way these entities carry out these arrangements as described above, either independently or coupled with the management services agreements with associated physician groups, are in violation of the corporate practice of medicine doctrine. As a result, these arrangements could be deemed invalid, potentially resulting in a loss of revenues and an adverse effect on results of operations derived from such associated physician groups. Such a determination could force a restructuring of the management arrangements with associated physician groups, which might include revisions of the management services agreements, including, without limitation, a modification of the management fee and/or establishing an alternative structure that would permit these entities to contract with a physician network without violating the corporate practice of medicine prohibition. There can be no assurance that such a restructuring would be feasible, or that it could be accomplished within a reasonable time frame without a material adverse effect on DaVita's or any subsidiary's business, results of operations, financial condition and cash flows.
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
Deterioration in economic conditions could have a material adverse effect on our business, results of operations, financial condition and cash flows. Among other things, the potential decline in federal and state revenues that may result from such conditions may create additional pressures to contain or reduce reimbursements for our services from Medicare, Medicaid and other government sponsored programs. Increases in job losses in the U.S. as a result of adverse economic conditions has and may continue to result in a smaller percentage of our patients being covered by an employer group health plan and a larger percentage being covered by lower paying Medicare and Medicaid programs. Employers may also select more restrictive commercial plans with lower reimbursement rates. To the extent that payors are negatively impacted by a decline in the economy, we may experience further pressure on commercial rates, a further slowdown in collections and a reduction in the amounts we expect to collect. In addition, uncertainty in the financial markets could adversely affect the variable interest rates payable under our credit facilities or could make it more difficult to obtain or renew such facilities or to obtain other forms of financing in the future, if at all. For additional information regarding the risks related to our indebtedness, see the discussion in the risk factor under the heading "The level of our current and future debt could have an adverse impact on our business, and our ability to generate cash to service our indebtedness and for other intended purposes depends on many factors beyond our control."
Moreover, as of June 30, 2019, we had approximately $6.865 billion of goodwill recorded on our consolidated balance sheet. We account for impairments of goodwill in accordance with the provisions of applicable accounting guidance, and record impairment charges when and to the extent a reporting unit's carrying amount is determined to exceed its estimated fair value. We use a variety of factors to assess changes in the financial condition, future prospects and other circumstances concerning our businesses and to estimate their fair value when applicable. These assessments and the related valuations can involve significant uncertainties and require significant judgment on various matters, some of which could be subject to reasonable disagreement.
Should our revenues and financial results be materially, unfavorably impacted due to, among other things, a worsening of the economic and employment conditions in the United States that negatively impacts reimbursement rates or the availability of insurance coverage for our patients, we may incur future charges to recognize impairment in the carrying amount of our goodwill and other intangible assets, which could have a material adverse effect on our business, results of operation and financial condition.
Further, some of our operations, including our clinical laboratory, dialysis centers and other facilities, may be adversely impacted by the effects of natural or other disasters or adverse weather events such as hurricanes, earthquakes, fires or flooding. Any such event or other occurrence that results in a failure of the fitness and safety of our clinical laboratory, dialysis centers and related operations and/or other facilities could lead us to face compliance or regulatory investigations or other adverse consequences that could materially impact our business, results of operation and financial condition, and could materially harm our reputation. For example, our clinical laboratory is located in Florida, a state that has in the past experienced and may in the future experience hurricanes. Natural or other disasters or adverse weather events could significantly damage or destroy our facilities, disrupt operations, increase our costs to maintain operations and require substantial expenditures and recovery time to fully resume operations.
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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
Share repurchases

The following table summarizes the Company’s repurchases of its common stock during the second quarter of 2019:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
April 1-30, 2019	—	$—	—	$1,356
May 1-31, 2019	—	—	—	$1,356
June 1-30, 2019	2,059,976	54.46	2,059,976	$1,243
	2,059,976	$54.46	2,059,976
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
During the quarter ended June 30, 2019, we repurchased a total of 2,059,976 shares of our common stock for approximately $112 million at an average price of $54.46 per share. We also repurchased 4,214,205 shares of our common stock for $238 million at an average price of $56.43 per share, subsequent to June 30, 2019 through July 17, 2019.
Effective July 17, 2019, our Board of Directors terminated all remaining prior share repurchase authorizations and approved a share repurchase authorization of $2.0 billion. Although this share repurchase authorization does not have an expiration date, we remain subject to share repurchase limitations under the terms of our senior secured credit facilities and the indentures governing our senior notes.
On July 22, 2019 we commenced a modified "Dutch auction” tender offer (Tender Offer) to purchase for cash shares of our common stock for an aggregate purchase price of up to $1.2 billion at a price per share not less than $53.50 and not more than $61.50. The Tender Offer will expire at 12:00 midnight Eastern time at the end of the day on August 16, 2019, unless extended or otherwise terminated. The Tender Offer is conditioned on the successful execution of a new credit agreement with terms reasonably satisfactory to the Company and total lender commitments of not less than $5.25 billion and the funds being accessible thereunder. Completion of the new credit agreement and the Tender Offer are subject to risks and uncertainties and there can be no assurance that the new credit agreement will be entered into or the Tender Offer will be completed on the terms currently contemplated, or at all.
As of August 1, 2019, we had $2.0 billion remaining in Board authorizations available for share repurchases under our stock repurchase program. Although these share repurchase authorizations have no expiration dates, we are subject to share repurchase limitations, including under the terms of the senior secured credit facilities and the indentures governing our senior notes.
Items 3, 4 and 5 are not applicable
Item 6.    Exhibits
The information required by this Item is set forth in the Index to Exhibits that precedes the signature page of this Quarterly Report on Form 10-Q.

INDEX TO EXHIBITS

Exhibit
Number

10.1
Amendment No. 2, dated as of May 6, 2019, to that certain Credit Agreement, dated as of June 24, 2014, by and among DaVita Inc., the guarantors party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and the other agents from time to time party thereto. ✓

10.2	Form of Restricted Stock Units Agreement-Executives (DaVita Inc. 2011 Incentive Award Plan). (1)*

10.3	Form of Performance Stock Units Agreement-Executives (DaVita Inc. 2011 Incentive Award Plan). (2)*

10.4	Form of Stock Appreciation Rights Agreement-Executives (DaVita Inc. 2011 Incentive Award Plan). (3)*

10.5	Form of Restricted Stock Units Agreement-Executives (DaVita Inc. 2011 Incentive Award Plan). (4)*

10.6	Form of Performance Stock Units Agreement-Executives (DaVita Inc. 2011 Incentive Award Plan). (5)*

10.7	Form of Stock Appreciation Rights Agreement-Executives (DaVita Inc. 2011 Incentive Award Plan). (6)*

10.8	Restricted Stock Units Agreement, effective as of May 15, 2019, by and between DaVita and Kent Thiry. (7)*

10.9	Performance Stock Units Agreement, effective as of May 15, 2019, by and between DaVita and Kent Thiry. (8)*

31.1	Certification of the Chief Executive Officer, dated August 1, 2019, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

31.2	Certification of the Chief Financial Officer, dated August 1, 2019, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

32.1	Certification of the Chief Executive Officer, dated August 1, 2019, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

32.2	Certification of the Chief Financial Officer, dated August 1, 2019, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

101.INS	XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. ✓

101.SCH	Inline XBRL Taxonomy Extension Schema Document. ✓

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. ✓

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. ✓

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. ✓

101.PRE	Inline XBRL Taxonomy Extension Presentation, Linkbase Document. ✓

*	Management contract or executive compensation plan or arrangement.
✓	Filed or furnished herewith.
(1)	Filed on July 22, 2019 as Exhibit (d)(22) to the Company's Tender Offer Statement on Schedule TO-I.
(2)	Filed on July 22, 2019 as Exhibit (d)(23) to the Company's Tender Offer Statement on Schedule TO-I.
(3)	Filed on July 22, 2019 as Exhibit (d)(24) to the Company's Tender Offer Statement on Schedule TO-I.
(4)	Filed on July 22, 2019 as Exhibit (d)(25) to the Company's Tender Offer Statement on Schedule TO-I.
(5)	Filed on July 22, 2019 as Exhibit (d)(26) to the Company's Tender Offer Statement on Schedule TO-I.
(6)	Filed on July 22, 2019 as Exhibit (d)(27) to the Company's Tender Offer Statement on Schedule TO-I.
(7)	Filed on July 22, 2019 as Exhibit (d)(28) to the Company's Tender Offer Statement on Schedule TO-I.
(8)	Filed on July 22, 2019 as Exhibit (d)(29) to the Company's Tender Offer Statement on Schedule TO-I.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAVITA INC.

BY:	/s/ JAMES K. HILGER
James K. Hilger
Chief Accounting Officer*
Date: August 1, 2019

*	Mr. Hilger has signed both on behalf of the Registrant as a duly authorized officer and as the Registrant’s principal accounting officer.