Form 10-Q
period 2019-09-30
DAVITA INC.
filed 2019-11-07
CIK 927066

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒
As of November 1, 2019, the number of shares of the Registrant’s common stock outstanding was approximately 129.7 million shares.

DAVITA INC.

Note: Items 3, 4 and 5 of Part II are omitted because they are not applicable.

i

DAVITA INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Dialysis and related lab patient service revenues	$2,781,169	$2,670,701	$8,150,386	$7,980,178
Provision for uncollectible accounts	(3,977)	(11,977)	(19,689)	(35,838)
Net dialysis and related lab patient service revenues	2,777,192	2,658,724	8,130,697	7,944,340
Other revenues	126,886	188,606	359,198	639,387
Total revenues	2,904,078	2,847,330	8,489,895	8,583,727
Operating expenses and charges:
Patient care costs	1,991,172	2,063,770	5,913,860	6,168,444
General and administrative	298,736	336,299	824,887	866,922
Depreciation and amortization	155,915	146,000	456,685	435,878
Provision for uncollectible accounts	—	800	—	(7,300)
Equity investment (income) loss	(3,936)	3,824	(11,158)	(6,126)
Investment and other asset impairments	—	6,093	—	17,338
Goodwill impairment charges	83,855	—	124,892	3,106
Loss (gain) on changes in ownership interest, net	—	1,506	—	(32,451)
Total operating expenses and charges	2,525,742	2,558,292	7,309,166	7,445,811
Operating income	378,336	289,038	1,180,729	1,137,916
Debt expense	(88,589)	(125,927)	(351,774)	(359,135)
Debt prepayment, refinancing and redemption charges	(21,242)	—	(33,402)	—
Other income, net	5,280	4,007	17,863	10,583
Income from continuing operations before income taxes	273,785	167,118	813,416	789,364
Income tax expense	65,254	52,047	197,938	206,652
Net income from continuing operations	208,531	115,071	615,478	582,712
Net (loss) income from discontinued operations, net of tax	(6,843)	(211,739)	102,854	(147,829)
Net income (loss)	201,688	(96,668)	718,332	434,883
Less: Net income attributable to noncontrolling interests	(58,418)	(40,128)	(152,222)	(125,717)
Net income (loss) attributable to DaVita Inc.	$143,270	$(136,796)	$566,110	$309,166
Earnings per share attributable to DaVita Inc.:
Basic net income from continuing operations per share	$1.00	$0.44	$2.88	$2.69
Basic net income (loss) per share	$0.95	$(0.82)	$3.51	$1.79
Diluted net income from continuing operations per share	$0.99	$0.44	$2.87	$2.66
Diluted net income (loss) per share	$0.95	$(0.82)	$3.50	$1.77
Weighted average shares for earnings per share:
Basic	150,675,465	166,770,664	161,147,122	172,403,944
Diluted	151,295,950	167,262,358	161,636,011	174,348,421
Amounts attributable to DaVita Inc.:
Net income from continuing operations	$150,113	$73,371	$464,590	$463,989
Net (loss) income from discontinued operations	(6,843)	(210,167)	101,520	(154,823)
Net income (loss) attributable to DaVita Inc.	$143,270	$(136,796)	$566,110	$309,166

See notes to condensed consolidated financial statements.

DAVITA INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net income (loss)	$201,688	$(96,668)	$718,332	$434,883
Other comprehensive income (loss), net of tax:
Unrealized (losses) gains on interest rate cap agreements:
Unrealized (losses) gains	(1,060)	37	(1,672)	819
Reclassifications of net realized losses into net income (loss)	1,569	1,606	4,782	4,680
Unrealized losses on foreign currency translation:
Foreign currency translation adjustments	(44,502)	(8,827)	(45,790)	(39,475)
Other comprehensive loss	(43,993)	(7,184)	(42,680)	(33,976)
Total comprehensive income (loss)	157,695	(103,852)	675,652	400,907
Less: Comprehensive income attributable to noncontrolling interests	(58,418)	(40,128)	(152,222)	(125,717)
Comprehensive income (loss) attributable to DaVita Inc.	$99,277	$(143,980)	$523,430	$275,190
 See notes to condensed consolidated financial statements.

DAVITA INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands, except per share data)

	September 30, 2019	December 31, 2018
ASSETS
Cash and cash equivalents	$1,253,256	$323,038
Restricted cash and equivalents	103,885	92,382
Short-term investments	100,713	2,935
Accounts receivable, net	1,901,225	1,858,608
Inventories	98,641	107,381
Other receivables	474,145	469,796
Income tax receivable	16,236	68,614
Prepaid and other current assets	50,617	111,840
Current assets held for sale, net	—	5,389,565
Total current assets	3,998,718	8,424,159
Property and equipment, net of accumulated depreciation of $3,792,683 and $3,524,098, respectively	3,419,238	3,393,669
Operating lease right-of-use assets	2,781,288	—
Intangible assets, net of accumulated amortization of $78,437 and $80,566, respectively	117,666	118,846
Equity method and other investments	219,386	224,611
Long-term investments	35,041	35,424
Other long-term assets	114,834	71,583
Goodwill	6,765,659	6,841,960
	$17,451,830	$19,110,252
LIABILITIES AND EQUITY
Accounts payable	$332,136	$463,270
Other liabilities	716,023	595,850
Accrued compensation and benefits	662,826	658,913
Current portion of operating lease liabilities	374,214	—
Current portion of long-term debt	121,441	1,929,369
Current liabilities held for sale	—	1,243,759
Total current liabilities	2,206,640	4,891,161
Long-term operating lease liabilities	2,682,125	—
Long-term debt	8,014,475	8,172,847
Other long-term liabilities	135,087	450,669
Deferred income taxes	604,921	562,536
Total liabilities	13,643,248	14,077,213
Commitments and contingencies
Noncontrolling interests subject to put provisions	1,296,059	1,124,641
Equity:
Preferred stock ($0.001 par value, 5,000,000 shares authorized; none issued)	—	—
Common stock ($0.001 par value, 450,000,000 shares authorized; 166,540,590 and 166,387,307 shares issued and 133,888,864 and 166,387,307 shares outstanding, respectively)	167	166
Additional paid-in capital	906,990	995,006
Retained earnings	3,349,180	2,743,194
Treasury stock (32,651,726 and zero shares, respectively)	(1,860,157)	—
Accumulated other comprehensive loss	(77,604)	(34,924)
Total DaVita Inc. shareholders' equity	2,318,576	3,703,442
Noncontrolling interests not subject to put provisions	193,947	204,956
Total equity	2,512,523	3,908,398
	$17,451,830	$19,110,252
See notes to condensed consolidated financial statements.

DAVITA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Nine months ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$718,332	$434,883
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	456,685	435,878
Impairment charges	124,892	20,444
Debt prepayment, refinancing and redemption charges	33,402	—
Stock-based compensation expense	47,811	59,605
Deferred income taxes	72,590	200,056
Equity investment loss, net	5,131	8,611
Gain (loss) on sales of business interests, net	23,022	(57,547)
Other non-cash charges, net	24,291	164,856
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivable	(182,684)	(74,622)
Inventories	9,519	88,355
Other receivables and other current assets	51,319	(757)
Other long-term assets	2,324	2,142
Accounts payable	(106,662)	(12,800)
Accrued compensation and benefits	(57,930)	40,225
Other current liabilities	140,046	45,624
Income taxes	57,279	21,749
Other long-term liabilities	(27,542)	5,546
Net cash provided by operating activities	1,391,825	1,382,248
Cash flows from investing activities:
Additions of property and equipment	(547,183)	(705,659)
Acquisitions	(77,348)	(113,526)
Proceeds from asset and business sales	3,863,619	135,268
Purchase of other debt and equity investments	(5,160)	(5,791)
Purchase of investments held-to-maturity	(98,322)	(3,728)
Proceeds from sale of other debt and equity investments	5,893	8,783
Proceeds from investments held-to-maturity	—	32,628
Purchase of equity investments	(8,770)	(12,874)
Distributions received on equity investments	1,296	3,580
Net cash provided by (used in) investing activities	3,134,025	(661,319)
Cash flows from financing activities:
Borrowings	38,519,991	41,674,279
Payments on long-term debt and other financing costs	(40,570,003)	(40,828,443)
Purchase of treasury stock	(1,837,022)	(1,161,511)
Distributions to noncontrolling interests	(157,170)	(139,673)
Stock award exercises and other share issuances, net	7,333	8,803
Contributions from noncontrolling interests	44,095	43,179
Proceeds from sales of additional noncontrolling interest	—	15
Purchases of noncontrolling interests	(10,988)	(19,988)
Net cash used in financing activities	(4,003,764)	(423,339)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4,178)	(5,790)
Net increase in cash, cash equivalents and restricted cash	517,908	291,800
Less: Net (decrease) increase in cash, cash equivalents and restricted cash from discontinued operations	(423,813)	270,565
Net increase in cash, cash equivalents and restricted cash from continuing operations	941,721	21,235
Cash, cash equivalents and restricted cash of continuing operations at beginning of the year	415,420	518,920
Cash, cash equivalents and restricted cash of continuing operations at end of the period	$1,357,141	$540,155
See notes to condensed consolidated financial statements.

DAVITA INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)
(dollars and shares in thousands)

	Three months ended September 30, 2019
	Non- controlling interests subject to put provisions	DaVita Inc. Shareholders’ Equity								Non- controlling interests not subject to put provisions

		Common stock		Additional paid-in capital	Retained earnings	Treasury stock		Accumulated other comprehensive loss
		Shares	Amount			Shares	Amount		Total
Balance at June 30, 2019	$1,185,733	166,533	$167	$989,021	$3,205,910	(2,060)	$(112,189)	$(33,611)	$4,049,298	$193,771
Comprehensive income:
Net income	38,778				143,270				143,270	19,640
Other comprehensive loss								(43,993)	(43,993)
Stock unit shares issued		8							—
Stock-settled stock-based compensation expense				18,724					18,724
Changes in noncontrolling interest from:
Distributions	(37,868)									(23,588)
Contributions	8,946									3,868
Acquisitions and divestitures	(91)									10
Partial purchases	8			(202)					(202)	246
Fair value remeasurements	100,553			(100,553)					(100,553)
Purchase of treasury stock						(30,592)	(1,747,968)		(1,747,968)
Balance at September 30, 2019	$1,296,059	166,541	$167	$906,990	$3,349,180	(32,652)	$(1,860,157)	$(77,604)	$2,318,576	$193,947

	Nine months ended September 30, 2019
	Non- controlling interests subject to put provisions	DaVita Inc. Shareholders’ Equity								Non- controlling interests not subject to put provisions

		Common stock		Additional paid-in capital	Retained earnings	Treasury stock		Accumulated other comprehensive loss
		Shares	Amount			Shares	Amount		Total
Balance at January 1, 2019	$1,124,641	166,387	$166	$995,006	$2,743,194	—	$—	$(34,924)	$3,703,442	$204,956
Cumulative effect of change in accounting principle	(38)				39,876				39,876	(6)
Comprehensive income:
Net income	102,078				566,110				566,110	50,144
Other comprehensive loss								(42,680)	(42,680)
Stock unit shares issued		154	1	(3,246)					(3,245)
Stock-settled stock-based compensation expense				47,723					47,723
Changes in noncontrolling interest from:
Distributions	(98,103)									(59,067)
Contributions	24,714									19,381
Acquisitions and divestitures	1,782									(1,981)
Partial purchases	(2,240)			10,732					10,732	(19,480)
Fair value remeasurements	143,225			(143,225)					(143,225)
Purchase of treasury stock						(32,652)	(1,860,157)		(1,860,157)
Balance at September 30, 2019	$1,296,059	166,541	$167	$906,990	$3,349,180	(32,652)	$(1,860,157)	$(77,604)	$2,318,576	$193,947
See notes to condensed consolidated financial statements.

DAVITA INC.
CONSOLIDATED STATEMENTS OF EQUITY - continued
(unaudited)
(dollars and shares in thousands)

	Three months ended September 30, 2018
	Non- controlling interests subject to put provisions	DaVita Inc. Shareholders’ Equity								Non- controlling interests not subject to put provisions

		Common stock		Additional paid-in capital	Retained earnings	Treasury stock		Accumulated other comprehensive loss
		Shares	Amount			Shares	Amount		Total
Balance at June 30, 2018	$1,047,158	182,815	$183	$1,022,783	$4,088,043	(11,995)	$(809,900)	$(21,925)	$4,279,184	$205,323
Comprehensive income:
Net income	25,525				(136,796)				(136,796)	14,603
Other comprehensive loss								(7,184)	(7,184)
Stock unit shares issued		8
Stock-settled SAR shares issued		5		(1)					(1)
Stock-settled stock-based compensation expense				39,707					39,707
Changes in noncontrolling interest from:
Distributions	(27,375)									(18,292)
Contributions	7,191									4,419
Acquisitions and divestitures	10,597									(9)
Partial purchases	(49)			(5,285)					(5,285)	(1,431)
Fair value remeasurements	1,365			(1,365)					(1,365)
Purchase of treasury stock						(4,849)	(343,611)		(343,611)
Balance at September 30, 2018	$1,064,412	182,828	$183	$1,055,839	$3,951,247	(16,844)	$(1,153,511)	$(29,109)	$3,824,649	$204,613

	Nine months ended September 30, 2018
	Non- controlling interests subject to put provisions	DaVita Inc. Shareholders’ Equity								Non- controlling interests not subject to put provisions

		Common stock		Additional paid-in capital	Retained earnings	Treasury stock		Accumulated other comprehensive income (loss)
		Shares	Amount			Shares	Amount		Total
Balance at January 1, 2018	$1,011,360	182,462	$182	$1,042,899	$3,633,713	—	$—	$13,235	$4,690,029	$196,037
Cumulative effect of change in accounting principle					8,368			(8,368)	—
Comprehensive income:
Net income	77,803				309,166				309,166	47,914
Other comprehensive loss								(33,976)	(33,976)
Stock unit shares issued		154		(448)					(448)
Stock-settled SAR shares issued		212	1	(4,887)					(4,886)
Stock-settled stock-based compensation expense				59,539					59,539
Changes in noncontrolling interest from:
Distributions	(85,372)									(54,301)
Contributions	26,367									16,812
Acquisitions and divestitures	11,262			79					79	(212)
Partial purchases	(869)			(17,482)					(17,482)	(1,637)
Fair value remeasurements	23,861			(23,861)					(23,861)
Purchase of treasury stock						(16,844)	(1,153,511)		(1,153,511)
Balance at September 30, 2018	$1,064,412	182,828	$183	$1,055,839	$3,951,247	(16,844)	$(1,153,511)	$(29,109)	$3,824,649	$204,613
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

1.	Condensed consolidated interim financial statements
The condensed consolidated interim financial statements included in this report are prepared by the Company without audit. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations are reflected in these condensed consolidated interim financial statements. All significant intercompany accounts and transactions have been eliminated. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The most significant estimates and assumptions underlying these financial statements and accompanying notes generally involve revenue recognition and accounts receivable, leases, impairments of goodwill and investments, accounting for income taxes, consolidation of variable interest entities and certain fair value estimates. The results of operations for the nine months ended September 30, 2019 are not necessarily indicative of the operating results for the full year. These condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (10-K). Prior year balances and amounts have been reclassified to conform to the current year presentation. The Company has evaluated subsequent events through the date these condensed consolidated interim financial statements were issued and has included all necessary adjustments and disclosures.

2.	Revenue recognition
There are significant uncertainties associated with estimating revenue, which generally take several years to resolve. These estimates are subject to ongoing insurance coverage changes, geographic coverage differences, differing interpretations of contract coverage and other payor issues, as well as patient issues including, without limitation, determination of applicable primary and secondary coverage, changes in patient coverage and coordination of benefits. As these estimates are refined over time, both positive and negative adjustments to revenue are recognized in the current period. As a result of changes in these estimates, a reduction in revenue of $4,138 was recognized during the three months ended September 30, 2019 and additional revenue of $35,658 was recognized during the nine months ended September 30, 2019, associated with performance obligations satisfied prior to January 1, 2019. Additional revenue of $1,246 and $77,473 was recognized during the three and nine months ended September 30, 2018, respectively, associated with performance obligations satisfied prior to January 1, 2018, which included a benefit of $36,000 for the nine months ended September 30, 2018 from electing to apply Topic 606, Revenue from Contracts with Customers only to contracts not substantially completed as of January 1, 2018.
The following table summarizes the Company's segment revenues by primary payor source:

	For the three months ended
	September 30, 2019			September 30, 2018
	U.S. dialysis and related lab services	Other - Ancillary services and strategic initiatives	Consolidated	U.S. dialysis and related lab services	Other - Ancillary services and strategic initiatives	Consolidated
Patient service revenues:
Medicare and Medicare Advantage	$1,558,890	$	$1,558,890	$1,513,191	$	$1,513,191
Medicaid and Managed Medicaid	176,292		176,292	159,165		159,165
Other government	116,984	90,947	207,931	113,043	80,915	193,958
Commercial	828,953	37,276	866,229	786,470	31,364	817,834
Other revenues:
Medicare and Medicare Advantage		65,759	65,759		130,746	130,746
Medicaid and Managed Medicaid		227	227		12,042	12,042
Commercial		33,503	33,503		20,205	20,205
Other(1)	10,308	20,784	31,092	4,932	29,042	33,974
Eliminations of intersegment revenues	(32,362)	(3,483)	(35,845)	(25,424)	(8,361)	(33,785)
Total	$2,659,065	$245,013	$2,904,078	$2,551,377	$295,953	$2,847,330

(1)	Other consists of management fees and revenue from the Company's ancillary services and strategic initiatives.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

	For the nine months ended
	September 30, 2019			September 30, 2018
	U.S. dialysis and related lab services	Other - Ancillary services and strategic initiatives	Consolidated	U.S. dialysis and related lab services	Other - Ancillary services and strategic initiatives	Consolidated
Patient service revenues:
Medicare and Medicare Advantage	$4,572,599	$	$4,572,599	$4,524,449	$	$4,524,449
Medicaid and Managed Medicaid	490,723		490,723	466,948		466,948
Other government	333,675	264,191	597,866	330,500	250,048	580,548
Commercial	2,458,360	103,760	2,562,120	2,366,182	70,156	2,436,338
Other revenues:
Medicare and Medicare Advantage		191,472	191,472		427,532	427,532
Medicaid and Managed Medicaid		327	327		43,991	43,991
Commercial		98,428	98,428		77,633	77,633
Other(1)	20,715	59,204	79,919	14,965	103,014	117,979
Eliminations of intersegment revenues	(93,337)	(10,222)	(103,559)	(63,943)	(27,748)	(91,691)
Total	$7,782,735	$707,160	$8,489,895	$7,639,101	$944,626	$8,583,727

(1)	Other consists of management fees and revenue from the Company's ancillary services and strategic initiatives.
Dialysis and related lab patient service revenues. Dialysis and related lab services patient service revenues are recognized in the period services are provided. Revenues consist primarily of payments from Medicare, Medicaid and commercial health plans for dialysis and related lab services provided to patients. A usual and customary fee schedule is maintained for the Company’s dialysis treatments and related lab services; however, actual collectible revenue is normally recognized at a discount from the fee schedule.
Other revenues. Other revenues consist of the revenues associated with the ancillary services and strategic initiatives, management and administrative support services that are provided to outpatient dialysis centers that the Company does not own or in which the Company owns a noncontrolling interest, and administrative and management support services to certain other non-dialysis joint ventures in which the Company owns a noncontrolling interest.
The Company’s allowance for doubtful accounts related to performance obligations satisfied in years prior to January 1, 2018 was $15,090 and $52,924 as of September 30, 2019 and December 31, 2018, respectively.

3.	Earnings per share
Basic earnings per share is calculated by dividing net income attributable to the Company, adjusted for any change in noncontrolling interest redemption rights in excess of fair value, by the weighted average number of common shares outstanding, net of the weighted average shares held in escrow that under certain circumstances may have been returned to the Company. Weighted average common shares outstanding include vested restricted stock unit awards for which recipients have satisfied either the explicit vesting terms or retirement eligibility requirements.
Diluted earnings per share includes the dilutive effect of outstanding stock-settled stock appreciation rights and unvested stock units (under the treasury stock method) as well as the weighted average shares held in escrow that were outstanding during the period.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

The reconciliations of the numerators and denominators used to calculate basic and diluted earnings per share were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Numerators:
Net income from continuing operations attributable to DaVita Inc.	$150,113	$73,371	$464,590	$463,989
Change in noncontrolling interest redemption rights in excess of fair value	—	98	—	—
Net income from continuing operations for earnings per share calculation	150,113	73,469	464,590	463,989
Net (loss) income from discontinued operations attributable to DaVita Inc.	(6,843)	(210,167)	101,520	(154,823)
Net income (loss) attributable to DaVita Inc. for earnings per share calculation	$143,270	$(136,698)	$566,110	$309,166

Basic:
Weighted average shares outstanding during the period	150,675	166,819	161,147	173,875
Weighted average contingently returnable shares held in escrow for the DaVita HealthCare Partners merger	—	(48)	—	(1,471)
Weighted average shares for basic earnings per share calculation	150,675	166,771	161,147	172,404

Basic net income (loss) attributable to DaVita Inc. from:
Continuing operations per share	$1.00	$0.44	$2.88	$2.69
Discontinued operations per share	(0.05)	(1.26)	0.63	(0.90)
Basic net income (loss) per share attributable to DaVita Inc.	$0.95	$(0.82)	$3.51	$1.79

Diluted:
Weighted average shares outstanding during the period	150,675	166,819	161,147	173,875
Assumed incremental shares from stock plans	621	443	489	473
Weighted average shares for diluted earnings per share calculation	151,296	167,262	161,636	174,348

Diluted net income (loss) attributable to DaVita Inc. from:
Continuing operations per share	$0.99	$0.44	$2.87	$2.66
Discontinued operations per share	(0.04)	(1.26)	0.63	(0.89)
Diluted net income (loss) per share attributable to DaVita Inc.	$0.95	$(0.82)	$3.50	$1.77

Anti-dilutive stock-settled awards excluded from calculation(1)	7,293	5,281	6,414	4,987

(1)
Shares associated with stock-settled stock appreciation rights and performance stock units were excluded from the diluted denominator calculation because they are anti-dilutive under the treasury stock method.

4.	Restricted cash and equivalents
The Company had restricted cash and cash equivalents of $103,885 and $92,382 at September 30, 2019 and December 31, 2018, respectively. There has been no material change in the nature of the Company's restricted cash and cash equivalents from that described in Note 4 to the Company's consolidated financial statements included in the 10-K.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

5.	Short-term and long-term investments
The Company’s short-term and long-term debt and equity investments consist of the following:

	September 30, 2019			December 31, 2018
	Debt securities	Equity securities	Total	Debt securities	Equity securities	Total
Certificates of deposit and other time deposits	$98,113	$—	$98,113	$2,235	$—	$2,235
Investments in mutual funds and common stock	—	37,641	37,641	—	36,124	36,124
	$98,113	$37,641	$135,754	$2,235	$36,124	$38,359
Short-term investments	$98,113	$2,600	$100,713	$2,235	$700	$2,935
Long-term investments	—	35,041	35,041	—	35,424	35,424
	$98,113	$37,641	$135,754	$2,235	$36,124	$38,359

Debt securities: The Company's short-term debt investments are principally bank certificates of deposit with contractual maturities longer than three months but shorter than one year. These debt securities are accounted for as held to maturity and recorded at amortized cost, which approximates their fair values at September 30, 2019 and December 31, 2018.
Equity securities: The Company's equity investments in mutual funds and common stock are held within a trust to fund existing obligations associated with several of the Company’s non-qualified deferred compensation plans. During the nine months ended September 30, 2019, the Company recognized pre-tax net gains in the income statement of $2,776 associated with changes in the fair value of these equity securities, comprised of pre-tax realized gains of $586 and a net increase in unrealized gains of $2,190. During the nine months ended September 30, 2018, the Company recognized pre-tax realized gains in the income statement of $1,597 associated with changes in the fair value of these equity securities, comprised of pre-tax realized gains of $4,101 and a net decrease in unrealized gains of $2,504.

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
The Company's equity method and other investments were comprised of the following:

	September 30, 2019	December 31, 2018
APAC joint venture	$118,528	$129,173
Other equity method partnerships	90,410	83,052
Adjusted cost method investments	10,448	12,386
	$219,386	$224,611

During the nine months ended September 30, 2019 and 2018, the Company recognized equity investment income of $11,158 and $6,126, respectively, from equity method investments in nonconsolidated businesses.
The Company's largest equity method investment is its ownership interest in DaVita Care Pte. Ltd. (the APAC joint venture, or APAC JV). In the third quarter of 2019, the investors in the APAC JV jointly agreed to a deferral of the capital contributions that were scheduled for August 1, 2019 to December 1, 2019. The Company continues to expect the economic interests of the noncontrolling investors in the APAC JV to adjust to match their voting interests by December 1, 2019 or shortly thereafter.
The Company's other equity method investments include legal entities for which the Company maintains significant influence but in which it does not have a controlling financial interest. Almost all of these are U.S. partnerships in the form of limited liability companies. The Company's ownership interests in these partnerships vary, but typically range from 30% to

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

50%. During the nine months ended September 30, 2019, the Company recognized a $1,938 downward valuation adjustment on one of its adjusted cost method investments. During the nine months ended September 30, 2018, there were no meaningful impairments or other valuation adjustments recognized on these investments.

7.	Goodwill
Changes in goodwill by reportable segment were as follows:

	U.S. dialysis and related lab services	Other-ancillary services and strategic initiatives	Consolidated total
Balance at December 31, 2017	$6,144,761	$465,518	$6,610,279
Acquisitions	130,574	147,774	278,348
Divestitures	(331)	(15,166)	(15,497)
Impairment charges	—	(3,106)	(3,106)
Foreign currency and other adjustments	—	(28,064)	(28,064)
Balance at December 31, 2018	$6,275,004	$566,956	$6,841,960
Acquisitions	18,089	59,149	77,238
Impairment charges	—	(124,892)	(124,892)
Foreign currency and other adjustments	—	(28,647)	(28,647)
Balance at September 30, 2019	$6,293,093	$472,566	$6,765,659

Balance at September 30, 2019
Goodwill	$6,293,093	$622,307	$6,915,400
Accumulated impairment charges	—	(149,741)	(149,741)
	$6,293,093	$472,566	$6,765,659

The Company elected to early adopt ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment effective January 1, 2017. The amendments in this ASU simplify the test for goodwill impairment by eliminating the second step in the assessment. All goodwill impairment tests performed since adoption were performed under this new guidance.
During the three months ended March 31, 2019, the Company recognized a $41,037 goodwill impairment charge in its Germany kidney care business. This charge resulted primarily from a change in relevant discount rates, as well as a decline in current and expected future patient census and an increase in first quarter and expected future costs, principally due to wage increases expected to result from recently announced legislation.
During the three months ended September 30, 2019, the Company completed additional goodwill impairment assessments of reporting units previously disclosed as at-risk of significant goodwill impairment, including its Germany kidney care business. As a result of these assessments, the Company recognized a further goodwill impairment charge of $78,439 in its Germany kidney care business and a $5,416 goodwill impairment charge in its German other health operations. The incremental charge recognized in the Germany kidney care business resulted from changes and developments in the Company's outlook for this business since its last assessment. These primarily concern developments in the business in response to evolving market conditions and changes in the Company's expected timing and ability to mitigate them, which was based on results of in-depth operating and strategic reviews completed by the Company’s new Germany management team during the third quarter.
The impairment charges recognized in the third quarter of 2019 at the Company’s Germany kidney care business and its German other health operations include increases of $16,756 and $1,013, respectively, to the goodwill impairment charges, and reductions to deferred tax expense, related to deferred tax assets that the impairments themselves generated. The result is an $83,855 goodwill impairment charge to operating income and a $17,769 credit to tax expense, for a net $66,086 impact on net income. As of September 30, 2019, the Company's Germany kidney care business and its German other health operations remain at risk of further goodwill impairment.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

During the nine months ended September 30, 2019, the Company recognized total goodwill impairment charges of $124,892 consisting of the charges described above.
Further changes in expected patient census, increases in operating costs, reductions in reimbursement rates, changes in actual or expected growth rates, or other significant adverse changes in expected future cash flows or valuation assumptions could result in goodwill impairment charges in the future for the following reporting units:

Reporting unit	Goodwill balance as of September 30, 2019	Carrying amount coverage(1)	Sensitivities
			Operating income(2)	Discount rate(3)
Germany Kidney Care	$287,256	—%	(1.3)%	(11.0)%
Brazil Kidney Care	$72,461	4.4%	(2.8)%	(7.0)%

(1)	Excess of estimated fair value of the reporting unit over its carrying amount as of the latest assessment date.

(2)	Potential impact on estimated fair value of a sustained, long-term reduction of 3% in operating income as of the latest assessment date.

(3)	Potential impact on estimated fair value of an increase in discount rates of 100 basis points as of the latest assessment date.
The Company did not recognize any goodwill impairment charges during the three months ended September 30, 2018 and recognized a goodwill impairment charge of $3,106 at its German other health operations during the nine months ended September 30, 2018.
Except as described above, in Note 11 to the Company's consolidated financial statements included in the 10-K and in Note 7 to the Company’s condensed consolidated financial statements included in subsequent 10-Q filings, none of the Company's various other reporting units were considered at risk of significant goodwill impairment as of September 30, 2019. Since the dates of the Company's last annual goodwill impairment assessments there have been certain developments, events, changes in operating performance and other changes in key circumstances that have affected the Company's businesses. However, these changes did not cause management to believe it is more likely than not that the fair values of any of the Company's reporting units would be less than their respective carrying amounts as of September 30, 2019.

8.	Income taxes
As of September 30, 2019, the Company’s total liability for unrecognized tax benefits relating to tax positions that do not meet the more-likely-than-not threshold was $52,769, of which $49,926 would impact the Company's effective tax rate if recognized. The total balance increased $12,387 from the December 31, 2018 balance of $40,382.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in its income tax expense. At September 30, 2019 and December 31, 2018, the Company had approximately $11,292 and $9,019, respectively, accrued for interest and penalties related to unrecognized tax benefits, net of federal tax benefits.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

9.	Long-term debt
Long-term debt was comprised of the following:

				As of September 30, 2019
	September 30, 2019	December 31, 2018	Maturity date	Interest rate	Estimated fair value(4)
Senior Secured Credit Facilities(1):
New Term Loan A	$1,750,000		$8/12/2024	LIBOR + 1.50%	$1,750,000
New Term Loan B	2,750,000		8/12/2026	LIBOR + 2.25%	$2,770,625
Prior Term Loan A(2)		675,000	12/24/2019	(3)	$—
Prior Term Loan A-2(2)		995,000	12/24/2019	(3)	$—
Prior Term Loan B		3,342,500	6/24/2021	(3)	$—
Prior revolving line of credit(2)		175,000	12/24/2019	(3)	$—
Senior Notes:
5 1/8% Senior Notes	1,750,000	1,750,000	7/15/2024	5.125%	$1,776,250
5% Senior Notes	1,500,000	1,500,000	5/1/2025	5.00%	$1,492,200
5 3/4% Senior Notes	—	1,250,000	8/15/2022		$—
Acquisition obligations and other notes payable(5)	181,757	183,979	2019-2027	5.50%	$181,757
Financing lease obligations(6)	280,138	282,737	2020-2037	5.36%	$280,138
Total debt principal outstanding	8,211,895	10,154,216
Discount and deferred financing costs(7)	(75,979)	(52,000)
	8,135,916	10,102,216
Less current portion	(121,441)	(1,929,369)
	$8,014,475	$8,172,847

(1)
As of September 30, 2019, the Company has an undrawn new revolving line of credit under its new senior secured credit facilities of $1,000,000. The new revolving line of credit interest rate in effect at September 30, 2019 was 1.50% plus London Interbank Offered Rate (LIBOR) and it matures on August 12, 2024.

(2)
On May 6, 2019, the Company entered into an agreement to extend the maturity dates of its then existing Term Loan A, Term Loan A-2 and revolving line of credit under its prior senior secured credit facilities by six months, to December 24, 2019.

(3)
At June 30, 2019, the interest rate on the Company's then existing term loan debt was LIBOR plus interest rate margins in effect of 2.00% for the prior Term Loan A and prior revolving line of credit, 1.00% for the prior Term Loan A-2 and 2.75% for the prior Term Loan B.

(4)
Fair value estimates are based upon bid and ask quotes for these instruments, typically a level 2 input. The balances of acquisition obligations and other notes payable, and financing lease obligations are presented in the condensed consolidated financial statements as of September 30, 2019 at their approximate fair values due to the short-term nature of their settlements.

(5)
The interest rate presented for acquisition obligations and other notes payable is their weighted average interest rate based on the current interest rate in effect and assuming no changes to the LIBOR based interest rates.

(6)	The interest rate presented for financing lease obligations is their weighted average discount rate.

(7)
As of September 30, 2019, the carrying amount of the Company’s current senior secured credit facilities includes a discount of $6,708 and deferred financing costs of $47,255, and the carrying amount of the Company’s senior notes includes deferred financing costs of $22,016. As of December 31, 2018, the carrying amount of the Company’s then existing senior secured credit facilities included a discount of $6,104 and deferred financing costs of $12,580, and the carrying amount of the Company’s senior notes included deferred financing costs of $33,316.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

Scheduled maturities of long-term debt at September 30, 2019 were as follows:

2019 (remainder of the year)	29,841
2020	129,082
2021	153,120
2022	168,824
2023	224,455
2024	3,171,804
Thereafter	4,334,769

The Company closed the DaVita Medical Group (DMG) sale on June 19, 2019 and, as required by the terms of its prior senior secured credit agreement, used all of the net proceeds from the sale of DMG to prepay term debt outstanding under that credit agreement. During the nine months ended September 30, 2019, the Company made mandatory principal prepayments of $647,424 on the prior Term Loan A, $995,000 on the prior Term Loan A-2 and $2,823,447 on the prior Term Loan B.
On August 12, 2019, the Company entered into a new $5,500,000 senior secured credit agreement (the New Credit Agreement) consisting of a secured term loan A facility in the aggregate principal amount of $1,750,000 with a delayed draw feature, a secured term loan B facility in the aggregate principal amount of $2,750,000 and a secured revolving line of credit in the aggregate principal amount of $1,000,000 (the foregoing referred as the new Term Loan A, new Term Loan B and new revolving line of credit, respectively). In addition, the Company can increase the existing revolving commitments and enter into one or more incremental term loan facilities in an amount not to exceed the sum of $1,500,000 (less the amount of other permitted indebtedness incurred or issued in reliance on such amount), plus an amount of indebtedness such that the senior secured leverage ratio is not in excess of 3.50:1.00 after giving effect to such borrowings.
The new Term Loan A and new revolving line of credit initially bear interest at LIBOR plus an interest rate margin of 1.50%, which is subject to adjustment depending upon the Company's leverage ratio under the New Credit Agreement and can range from 1.00% to 2.00%. The new Term Loan A requires amortizing quarterly principal payments beginning on December 31, 2019 in annual amounts of $10,938 in 2019, $54,688 in 2020, $87,500 in 2021, $98,437 in 2022, and $142,187 in 2023, with the balance of $1,356,250 due in 2024. The new Term Loan B bears interest at LIBOR plus an interest rate margin of 2.25%. The new Term Loan B requires amortizing quarterly principal payments beginning on December 31, 2019 in annual amounts of $6,875 in 2019, and $27,500 for each year from 2020 through 2025, with the balance of $2,578,125 due in 2026.
The Company's term loans and revolving line of credit under its New Credit Agreement are guaranteed by certain of the Company’s direct and indirect wholly-owned domestic subsidiaries, which hold most of the Company’s domestic assets, and are secured by substantially all of the assets of DaVita Inc. and these guarantors. Contemporaneously with the Company entering into the New Credit Agreement and pursuant to the indentures governing the Company’s senior notes, certain subsidiaries of the Company were released from their guarantees of the Company's senior notes such that, after that release, the remaining subsidiary guarantors of the senior notes were the same subsidiaries guaranteeing the New Credit Agreement. The New Credit Agreement contains certain customary affirmative and negative covenants such as various restrictions or limitations on permitted amounts of investments, acquisitions, share repurchases, the payment of dividends, and redemptions and incurrence of other indebtedness. Many of these restrictions and limitations will not apply as long as the Company’s leverage ratio calculated in accordance with the New Credit Agreement is below 4.00:1.00. In addition, the New Credit Agreement places limitations on the amount of gross revenue from individual immaterial subsidiaries and also requires compliance with a maximum leverage ratio covenant of 5.00:1.00 through 2022 and 4.50:1.00 thereafter.
In the third quarter of 2019, the Company used a portion of the proceeds from the new Term Loan A and new Term Loan B to pay off the remaining principal balances outstanding and accrued interest and fees on its prior Term Loan B and prior revolving line of credit in the amount of $1,153,274; to redeem all of its outstanding 5.75% Senior Notes due in 2022 for an aggregate cash payment consisting of principal; redemption premium and accrued but unpaid interest to the redemption date of $1,267,565; and to repurchase 21,802 shares of common stock under the modified “Dutch auction” tender offer (the Tender Offer) for a total cost of $1,233,886, including fees and expenses, as described in Note 14 to these condensed consolidated financial statements. The remaining debt borrowings added cash to the balance sheet for potential acquisitions, share repurchases and other general corporate purposes.
In addition to the prepayments described above, during the first nine months of 2019 the Company made regularly

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

scheduled principal payments under its then existing senior secured credit facilities of $27,576 on its prior Term Loan A and $17,500 on its prior Term Loan B. The Company did not have any regularly scheduled principal payments under its new senior secured credit facilities during the first nine months of 2019.
As a result of the transactions described above, the Company recognized debt prepayment, refinancing and redemption charges of $21,242 and $33,402 in the three and nine month periods ended September 30, 2019, respectively, as a result of the repayment of all principal balances outstanding on the Company's prior senior secured credit facilities and the redemption of its 5.75% Senior Notes. The $21,242 of such charges recognized in the third quarter of 2019 represented debt discount and deferred financing cost write-offs associated with the portion of the Company's prior senior secured debt that was paid in full in the third quarter of 2019, as well as redemption charges on its 5.75% Senior Notes redeemed in the third quarter of 2019. The $12,160 of such charges recognized in the second quarter of 2019 represented accelerated amortization of debt discount and deferred financing costs associated with the portion of the Company's prior senior secured debt that was mandatorily prepaid in or shortly after the second quarter of 2019 and prior extensions thereof.
As of September 30, 2019, the Company maintains several interest rate cap agreements that have the economic effect of capping the Company's maximum exposure to LIBOR variable interest rate changes on specific portions of the Company's floating rate debt, including all of the new Term Loan B and a portion of the new Term Loan A. The remaining $1,000,000 outstanding principal balance of the new Term Loan A is subject to LIBOR-based interest rate volatility. The cap agreements are designated as cash flow hedges and, as a result, changes in the fair values of these cap agreements are reported in other comprehensive income. The amortization of the original cap premium is recognized as a component of debt expense on a straight-line basis over the terms of the cap agreements. These cap agreements do not contain credit-risk contingent features.
In August 2019, the Company entered into several forward interest rate cap agreements with a notional amount of $3,500,000 that have the economic effect of capping the Company's maximum exposure to LIBOR variable interest rate changes on specific portions of the Company's floating rate debt (2019 cap agreements). These 2019 cap agreements are designated as cash flow hedges and, as a result, changes in their fair values are reported in other comprehensive income. These 2019 cap agreements do not contain credit-risk contingent features, and become effective on June 30, 2020.
The following table summarizes the Company’s interest rate cap agreements outstanding as of September 30, 2019 and December 31, 2018, which are classified in "Other long-term assets" on its consolidated balance sheet:

					Nine months ended September 30, 2019		Fair value
	Notional amount	LIBOR maximum rate	Effective date	Expiration date	Debt expense	Recorded OCI loss	September 30, 2019	December 31, 2018
2015 cap agreements	$3,500,000	3.50%	6/29/2018	6/30/2020	$6,428	$851	$—	$851
2019 cap agreements	$3,500,000	2.00%	6/30/2020	6/30/2024		$1,393	$20,642

 The following table summarizes the effects of the Company’s interest rate cap agreements for the three and nine months ended September 30, 2019 and 2018:

	Amount of unrecognized (losses) gains in OCI on interest rate cap agreements				Income statement location	Reclassification from accumulated other comprehensive income into net income
	Three months ended September 30,		Nine months ended September 30,			Three months ended September 30,		Nine months ended September 30,
Derivatives designated as cash flow hedges	2019	2018	2019	2018		2019	2018	2019	2018
Interest rate cap agreements	$(1,420)	$50	$(2,244)	$1,103	Debt expense	$2,101	$2,163	$6,428	$6,303
Related income tax	360	(13)	572	(284)	Related income tax	(532)	(557)	(1,646)	(1,623)
Total	$(1,060)	$37	$(1,672)	$819		$1,569	$1,606	$4,782	$4,680

See Note 15 to these condensed consolidated financial statements for further details on amounts recorded and reclassified from accumulated other comprehensive (loss) income.
The Company’s weighted average effective interest rate on the senior secured credit facilities at the end of the third quarter of 2019 was 4.30%, based on the current margins in effect for the new Term Loan A and the new Term Loan B as of September 30, 2019, as described above.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

The Company’s overall weighted average effective interest rate for the three and nine months ended September 30, 2019 was 5.09% and 5.14%, respectively, and as of September 30, 2019 was 4.66%.
As of September 30, 2019, the Company’s interest rates are fixed on approximately 44.03% of its total debt.
As of September 30, 2019, the Company has an undrawn revolving line of credit under its new senior secured credit facilities of $1,000,000, for which approximately $13,055 was committed for outstanding letters of credit. The Company also has approximately $59,723 of outstanding letters of credit under a separate bilateral secured letter of credit facility.

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
As of September 30, 2019 and December 31, 2018, assets recorded under finance leases were $254,967 and $367,164, respectively, and accumulated amortization associated with finance leases was $21,606 and $131,971, respectively, included in property and equipment, net, on the Company's consolidated balance sheet.
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
The components of lease expense were as follows:

Lease cost	Three months ended September 30, 2019	Nine months ended September 30, 2019
Operating lease cost(1):
Fixed lease expense	$133,342	$392,398
Variable lease expense	30,786	89,264
Financing lease cost:
Amortization of leased assets	6,164	17,693
Interest on lease liabilities	3,803	11,293
Net lease cost	$174,095	$510,648

(1)	Includes short-term lease expense and sublease income, which are immaterial.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

Other information related to leases was as follows:

Lease term and discount rate	September 30, 2019
Weighted average remaining lease term (years):
Operating leases	9.1
Finance leases	10.5
Weighted average discount rate:
Operating leases	4.2%
Finance leases	5.4%

Other information	Nine months ended September 30, 2019
Gains on sale leasebacks, net	$13,903
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$467,338
Operating cash flows from finance leases	$16,226
Financing cash flows from finance leases	$21,905
Net operating lease assets obtained in exchange for new or modified operating lease liabilities	$299,697

Future minimum lease payments under non-cancellable leases as of September 30, 2019 were as follows:

	Operating leases	Finance leases
2019 (remainder of the year)	$121,795	$8,384
2020	497,654	38,411
2021	474,292	33,950
2022	437,481	34,369
2023	390,993	34,511
2024	340,662	34,540
Thereafter	1,433,145	183,786
Total future minimum lease payments	$3,696,022	$367,951
Less portion representing interest	(639,683)	(87,813)
Present value of lease liabilities	$3,056,339	$280,138

Future minimum lease payments under non-cancellable leases as of December 31, 2018 were as follows:

	Operating leases	Capital leases
2019	$483,488	$36,754
2020	462,154	41,044
2021	432,950	34,026
2022	395,462	33,690
2023	349,649	33,845
Thereafter	1,589,949	194,611
	$3,713,652	373,970
Less portion representing interest		(91,233)
Total capital lease obligations, including current portion		$282,737

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
The Company operates in a highly regulated industry and is a party to various lawsuits, demands, claims, qui tam suits, governmental investigations and audits (including, without limitation, investigations or other actions resulting from its obligation to self-report suspected violations of law) and other legal proceedings. The Company records accruals for certain legal proceedings and regulatory matters to the extent that the Company determines an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. As of September 30, 2019 and December 31, 2018, the Company’s total recorded accruals with respect to legal proceedings and regulatory matters, net of anticipated third party recoveries, were immaterial. While these accruals reflect the Company’s best estimate of the probable loss for those matters as of the dates of those accruals, the recorded amounts may differ materially from the actual amount of the losses for those matters, and any anticipated third party recoveries for any such losses may not ultimately be recoverable. Additionally, in some cases, no estimate of the possible loss or range of loss in excess of amounts accrued, if any, can be made because of the inherently unpredictable nature of legal proceedings and regulatory matters, which also may be impacted by various factors, including, without limitation, that they may involve indeterminate claims for monetary damages or may involve fines, penalties or non-monetary remedies; present novel legal theories or legal uncertainties; involve disputed facts; represent a shift in regulatory policy; are in the early stages of the proceedings; or may result in a change of business practices. Further, there may be various levels of judicial review available to the Company in connection with any such proceeding.
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
2017 U.S. Attorney Massachusetts Investigation: In January 2017, the Company was served with an administrative subpoena for records by the U.S. Attorney’s Office, District of Massachusetts, relating to an investigation into possible federal health care offenses. The subpoena covered the period from January 1, 2007 to the present, and sought documents relevant to charitable patient assistance organizations, particularly the American Kidney Fund, including documents related to efforts to provide patients with information concerning the availability of charitable assistance. The Department of Justice notified the Court on July 23, 2019 of its decision to elect not to intervene in the matter of U.S. ex rel. David Gonzalez v. DaVita Healthcare Partners, et al. The complaint then was unsealed in the U.S. District Court, District of Massachusetts by order entered on August 1, 2019. The Department of Justice has confirmed that the complaint, which alleges violations of the FCA and various

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

state false claims acts, was the basis of its investigation initiated in January 2017. The Company has not been served with the complaint.
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
2018 U.S. Attorney Florida Investigation: In March 2018, DaVita Labs received two CIDs from the U.S. Attorney’s Office, Middle District of Florida that were identical in nature but directed to the two different labs. According to the face of the CIDs, the U.S. Attorney’s Office is conducting an investigation as to whether the Company’s subsidiary submitted claims for blood, urine, and fecal testing, where there were insufficient test validation or stability studies to ensure accurate results, in violation of the FCA. In October 2018, DaVita Labs received a subpoena from the OIG in connection with this matter requesting certain patient records linked to clinical laboratory tests. On September 30, 2019, the U.S. Attorney’s Office notified the U.S. District Court, Middle District of Florida, of its decision not to elect to intervene at this time in the matter of U.S. ex rel. Lorne Holland, et al. v. DaVita Healthcare Partners, Inc., et al. The court then unsealed the complaint, which alleges violations of the FCA, by order dated the same day. The Company has not been served with the complaint.
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
The Company has certain other potential commitments to provide operating capital to a number of dialysis centers that are wholly-owned by third parties or businesses in which the Company maintains a noncontrolling equity interest as well as to physician-owned vascular access clinics or medical practices that the Company operates under management and administrative services agreements of approximately $6,935.

13.	Long-term incentive compensation
Long-term incentive program (LTIP) compensation includes both stock-based awards (principally stock-settled stock appreciation rights, restricted stock units, and performance stock units) as well as long-term performance-based cash awards. Long-term incentive compensation expense, which is primarily general and administrative in nature, is attributed to the Company’s U.S. dialysis and related lab services business, corporate administrative support, and ancillary services and strategic initiatives.
The Company’s stock-based compensation expense for stock-settled awards is measured at the estimated fair value of awards on the date of grant and recognized on a cumulative straight-line basis over the vesting terms of the awards unless the stock awards are based on non-market based performance metrics, in which case expense is adjusted for the expected ultimate shares to be issued as of the end of each reporting period. Stock-based compensation expense for cash-settled awards is based on their estimated fair values as of the end of each reporting period. The expense for all stock-based awards is recognized net of expected forfeitures.
During the nine months ended September 30, 2019, the Company granted 1,921 restricted and performance stock units with an aggregate grant-date fair value of $96,472 and a weighted-average expected life of approximately 3.4 years and 2,390 stock-settled stock appreciation rights with an aggregate grant-date fair value of $33,545 and a weighted-average expected life of approximately 4.0 years.
For the nine months ended September 30, 2019 and 2018, the Company recognized $82,469 and $74,077, respectively, in total LTIP expense, of which $43,666 and $60,461, respectively, represented stock-based compensation expense for stock appreciation rights, restricted stock units, performance stock units and discounted employee stock plan purchases, which are primarily included in general and administrative expense. The estimated tax benefits recorded for stock-based compensation for the nine months ended September 30, 2019 and 2018 was $6,798 and $10,887, respectively.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

As of September 30, 2019, the Company had $166,502 in total estimated but unrecognized compensation expense for outstanding LTIP awards, including $151,805 related to stock-based compensation arrangements under the Company’s equity compensation and employee stock purchase plans. The Company expects to recognize the performance-based cash component of these LTIP expenses over a weighted average remaining period of 0.6 years and the stock-based component of these LTIP expenses over a weighted average remaining period of 1.6 years.
For the nine months ended September 30, 2019 and 2018, the Company recognized $2,791 and $7,919, respectively, in actual tax benefits upon the settlement of stock awards.
On November 4, 2019, the independent members of the Company’s Board of Directors (Board) unanimously approved an award of 2,500 premium-priced stock-settled stock appreciation rights (Premium-Priced Award) to the Company’s Chief Executive Officer (CEO), which is subject to stockholder approval of a related amendment to the Company's 2011 Incentive Award Plan.
The base price of the Premium-Priced Award is $67.80 per share, which is a 20% premium to the Tender Offer clearing price. The award vests 50% on each of the third and fourth anniversaries of the date of Board approval and expires after five years. The award includes a holding period requiring that the CEO hold any shares acquired upon exercise until the five-year anniversary of the Board approval, that is, for the full term of the award, subject to lapse of the holding period upon a change in control of the Company or due to Mr. Rodriguez’s death or termination due to disability.

14.	Share repurchases
The following table summarizes the Company's repurchases of its common stock during the three and nine months ended September 30, 2019.

	Three months ended September 30, 2019			Nine months ended September 30, 2019
	Shares repurchased	Amount paid	Average amount	Shares repurchased	Amount paid	Average amount
Tender Offer(1)	21,802	$1,233,886	$56.60	21,802	$1,233,886	$56.60
Open market repurchases	8,790	514,082	58.49	10,850	626,271	57.72
	30,592	$1,747,968	$57.14	32,652	$1,860,157	$56.97

(1)
The amount paid for shares repurchased associated with the Company's Tender Offer during the three and nine months ended September 30, 2019 includes the clearing price of $56.50 per share plus related fees and expenses of $2,074.

In addition, the Company also repurchased 4,283 shares of its common stock for $245,544 at an average cost of $57.32 per share, subsequent to September 30, 2019 through November 4, 2019.
Effective July 17, 2019, the Board terminated all remaining prior share repurchase authorizations available to the Company at that time and approved a new share repurchase authorization of $2,000,000. As of the close of business on November 4, 2019, the Company had repurchased a total of 30,661 of shares of its common stock for $1,753,627 under this repurchase authorization.
Effective as of the close of business on November 4, 2019, the Board terminated all remaining prior share repurchase authorizations available to the Company under the aforementioned July 17, 2019 authorization and approved a new share repurchase authorization of $2,000,000. Accordingly, as of November 6, 2019, the Company had a total of $2,000,000 available under the current repurchase authorization for additional share repurchases. Although this share repurchase authorization does not have an expiration date, the Company remains subject to share repurchase limitations, including under the terms of its current senior secured credit facilities and the indentures governing its senior notes.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

15.	Accumulated other comprehensive (loss) income

	For the three months ended September 30, 2019			For the nine months ended September 30, 2019
	Interest rate cap agreements	Foreign currency translation adjustments	Accumulated other comprehensive loss	Interest rate cap agreements	Foreign currency translation adjustments	Accumulated other comprehensive loss
Beginning balance	$(6,360)	$(27,251)	$(33,611)	$(8,961)	$(25,963)	$(34,924)
Unrealized losses	(1,420)	(44,502)	(45,922)	(2,244)	(45,790)	(48,034)
Related income tax	360	—	360	572	—	572
	(1,060)	(44,502)	(45,562)	(1,672)	(45,790)	(47,462)
Reclassification into net income	2,101	—	2,101	6,428	—	6,428
Related income tax	(532)	—	(532)	(1,646)	—	(1,646)
	1,569	—	1,569	4,782	—	4,782
Ending balance	$(5,851)	$(71,753)	$(77,604)	$(5,851)	$(71,753)	$(77,604)

	For the three months ended September 30, 2018			For the nine months ended September 30, 2018
	Interest rate cap agreements	Foreign currency translation adjustments	Accumulated other comprehensive loss	Interest rate cap agreements	Investment securities	Foreign currency translation adjustments	Accumulated other comprehensive (loss) income
Beginning balance	$(11,258)	$(10,667)	$(21,925)	$(12,408)	$5,662	$19,981	$13,235
Cumulative effect of change in accounting principle(1)	—	—	—	(2,706)	(5,662)	—	(8,368)
Unrealized gains (losses)	50	(8,827)	(8,777)	1,103	—	(39,475)	(38,372)
Related income tax	(13)	—	(13)	(284)	—	—	(284)
	37	(8,827)	(8,790)	819	—	(39,475)	(38,656)
Reclassification into net income	2,163	—	2,163	6,303	—	—	6,303
Related income tax	(557)	—	(557)	(1,623)	—	—	(1,623)
	1,606	—	1,606	4,680	—	—	4,680
Ending balance	$(9,615)	$(19,494)	$(29,109)	$(9,615)	$—	$(19,494)	$(29,109)

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
Prior to January 1, 2018, unrealized gains and losses on available-for-sale equity securities were recorded to accumulated other comprehensive income and reclassified to other income when realized. Subsequent to January 1, 2018, unrealized gains and losses on investment securities are recorded directly to other income rather than to accumulated other comprehensive income.

16.	Acquisitions and divestitures
Routine acquisitions
During the nine months ended September 30, 2019, the Company acquired dialysis businesses consisting of seven dialysis centers located in the U.S. and nine dialysis centers located outside the U.S. for a total of $75,323 in net cash, $529 in deferred purchase price obligations, and $19,818 in earn-out obligations and assumed liabilities. The assets and liabilities for these acquisitions were recorded at their estimated fair values at the dates of the acquisitions and are included in the Company’s condensed consolidated financial statements, as are their operating results, from the designated effective dates of the acquisitions.

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
The following table summarizes the assets acquired and liabilities assumed in these transactions at their estimated acquisition date fair values:

Current assets	$5,238
Property and equipment	3,607
Intangible and other long-term assets	15,848
Goodwill	77,238
Current liabilities	(3,360)
Long-term liabilities	(1,139)
Noncontrolling interests	(1,762)
$95,670

 Amortizable intangible assets acquired during the first nine months of 2019 primarily represent non-compete agreements which had weighted-average estimated useful lives of approximately six years. The total estimated amount of goodwill deductible for tax purposes associated with these acquisitions was approximately $75,529.
Contingent earn-out obligations
The Company has several contingent earn-out obligations associated with acquisitions that could result in the Company paying the former owners of acquired companies a total of up to $35,338 if certain EBITDA, operating income performance targets or quality margins are met primarily over the next one year to five years. As of September 30, 2019, the estimated fair values of these contingent earn-out obligations is $19,833, of which $4,401 is included in other current liabilities and the remaining $15,432 is included in other long-term liabilities in the Company’s consolidated balance sheet.
The following is a reconciliation of changes in contingent earn-out obligations for the nine months ended September 30, 2019:

Beginning balance December 31, 2018	$2,608
Contingent earn-out obligations associated with acquisitions	19,731
Remeasurement of fair value for contingent earn-out obligations	(2,179)
Payments on contingent earn-out obligations	(327)
Ending balance September 30, 2019	$19,833

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
The Company has recorded a preliminary estimated pre-tax net loss of approximately $23,022 on the sale of its DMG division for the nine months ended September 30, 2019. This preliminary net loss is based on initial estimates of the Company's expected aggregate proceeds from the sale, net of transaction costs and obligations, as well as the estimated values of DMG net assets sold as of the closing date. These estimated net proceeds include $4,465,476 in cash received from Optum at closing, or $3,824,509 net of cash and restricted cash included in DMG net assets sold.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

The ultimate net proceeds from the DMG sale, as well as the value of its previously held for sale net assets sold, remain subject to estimate revisions and post-closing adjustments pursuant to the equity purchase agreement, which could be material. Under the equity purchase agreement, the Company also has certain indemnification obligations that could require payments to the buyer relating to the Company's previous ownership and operation of the DMG business. Potential payments under these provisions, if any, remain subject to significant uncertainties and could have a material adverse effect on the net proceeds ultimately retained by the Company or the total amount of its loss on the sale of this business.
The following table presents the financial results of discontinued operations related to DMG:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Revenues	$—	$1,252,909	$2,713,059	$3,733,270
Expenses	1,996	1,260,814	2,541,783	3,679,747
Valuation adjustment	—	98,201	—	98,201
(Loss) income from discontinued operations before taxes	(1,996)	(106,106)	171,276	(44,678)
Loss on sale of discontinued operations before taxes	—	—	(23,022)	—
Income tax expense	4,847	105,633	45,400	103,151
Net (loss) income from discontinued operations, net of tax	$(6,843)	$(211,739)	$102,854	$(147,829)

The following table presents cash flows of discontinued operations related to DMG:

	Nine months ended September 30,
	2019	2018
Net cash provided by operating activities from discontinued operations	$97,005	$208,570
Net cash used in investing activities from discontinued operations	$(43,442)	$(32,860)

DMG acquisitions
During the period from January 1, 2019 to June 18, 2019 immediately prior to sale, the Company's DMG business acquired two medical businesses for a total of $2,025 in cash and deferred purchase price of $212.

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
At September 30, 2019, these condensed consolidated financial statements include total assets of VIEs of $389,284 and total liabilities and noncontrolling interests of VIEs to third parties of $273,660.

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

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

The following table summarizes the Company’s assets, liabilities and temporary equity that are measured at fair value on a recurring basis as of September 30, 2019:

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Investments in equity securities	$37,641	$37,641	$—	$—
Interest rate cap agreements	$20,642	$—	$20,642	$—
Liabilities
Contingent earn-out obligations	$19,833	$—	$—	$19,833
Temporary equity
Noncontrolling interests subject to put provisions	$1,296,059	$—	$—	$1,296,059

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
The Company's fair value estimates for its senior secured credit facilities and senior notes are based upon bid and ask quotes for these instruments, typically a level 2 input. See Note 9 to these condensed consolidated financial statements for further discussion of the Company's debt.
Other financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, other accrued liabilities, lease liabilities and debt. The balances of non-debt financial instruments are presented in these condensed consolidated financial statements at September 30, 2019 at their approximate fair values due to the short-term nature of their settlements.

20.	Segment reporting
The Company’s operations are comprised of its U.S. dialysis and related lab services business, various ancillary services and strategic initiatives, including its international operations, and its corporate administrative support.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

The following is a summary of segment net revenues, segment operating margin (loss), and a reconciliation of segment operating margin to consolidated income before income taxes:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Segment revenues:
U.S. dialysis and related lab services
Patient service revenues:
External sources	$2,652,946	$2,559,345	$7,782,435	$7,661,244
Intersegment revenues	32,150	25,424	92,611	63,943
U.S. dialysis and related lab services patient service revenues	2,685,096	2,584,769	7,875,046	7,725,187
Provision for uncollectible accounts	(3,977)	(12,900)	(19,689)	(37,108)
Net U.S. dialysis and related lab services patient service revenues	2,681,119	2,571,869	7,855,357	7,688,079
Other revenues(1):
External sources	10,096	4,932	19,989	14,965
Intersegment revenues	212	—	726	—
Total U.S. dialysis and related lab services revenues	2,691,427	2,576,801	7,876,072	7,703,044
Other—Ancillary services and strategic initiatives
Patient service revenues, net	128,223	112,279	367,951	320,204
Other external sources	116,790	183,674	339,209	624,422
Intersegment revenues	3,483	8,361	10,222	27,748
Total ancillary services and strategic initiatives revenues	248,496	304,314	717,382	972,374
Total net segment revenues	2,939,923	2,881,115	8,593,454	8,675,418
Elimination of intersegment revenues	(35,845)	(33,785)	(103,559)	(91,691)
Consolidated revenues	$2,904,078	$2,847,330	$8,489,895	$8,583,727
Segment operating margin:
U.S. dialysis and related lab services	$500,742	$390,006	$1,416,680	$1,272,828
Other—Ancillary services and strategic initiatives	(97,725)	(60,132)	(170,405)	(64,307)
Total segment operating margin	403,017	329,874	1,246,275	1,208,521
Reconciliation of segment operating margin to consolidated income from continuing operations before income taxes:
Corporate administrative support	(24,681)	(40,836)	(65,546)	(70,605)
Consolidated operating income	378,336	289,038	1,180,729	1,137,916
Debt expense	(88,589)	(125,927)	(351,774)	(359,135)
Debt prepayment, refinancing and redemption charges	(21,242)	—	(33,402)	—
Other income, net	5,280	4,007	17,863	10,583
Consolidated income from continuing operations before income taxes	$273,785	$167,118	$813,416	$789,364

(1)
Includes management fee revenue from providing management and administrative services to dialysis ventures in which the Company owns a noncontrolling equity investment or which are wholly-owned by third parties.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

A summary of assets by reportable segment was as follows:

	September 30, 2019	December 31, 2018
Segment assets
U.S. dialysis and related lab services (including equity investments of $100,815 and $95,290, respectively)	$15,997,552	$12,333,641
Other—Ancillary services and strategic initiatives (including equity investments of $118,571 and $129,321, respectively)	1,454,278	1,387,046
DMG—Held for sale (including equity investments of $0 and $4,833, respectively)	—	5,389,565
Consolidated assets	$17,451,830	$19,110,252

Depreciation and amortization expense by reportable segment was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
U.S. dialysis and related lab services	$147,607	$138,669	$433,008	$411,697
Other—Ancillary services and strategic initiatives	8,308	7,331	23,677	24,181
	$155,915	$146,000	$456,685	$435,878

Expenditures for property and equipment by reportable segment were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
U.S. dialysis and related lab services	$157,721	$214,728	$477,533	$603,186
Other—Ancillary services and strategic initiatives	15,544	5,019	31,184	37,191
DMG—Held for sale	—	11,935	38,466	65,282
	$173,265	$231,682	$547,183	$705,659

21.	Changes in DaVita Inc.’s ownership interests in consolidated subsidiaries
The effects of changes in DaVita Inc.’s ownership interests in consolidated subsidiaries on the Company’s consolidated equity were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net income (loss) attributable to DaVita Inc.	$143,270	$(136,796)	$566,110	$309,166
Changes in paid-in capital for:
Sales of noncontrolling interests	—	—	—	79
Purchases of noncontrolling interests	(202)	(5,285)	10,732	(17,482)
Net transfers to noncontrolling interests	(202)	(5,285)	10,732	(17,403)
Net income (loss) attributable to DaVita Inc., net of transfers to noncontrolling interests	$143,068	$(142,081)	$576,842	$291,763

22.	New accounting standards
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

23.	Condensed consolidating financial statements
The following information is presented in accordance with Rule 3-10 of Regulation S-X. The operating and investing activities of the separate legal entities included in the Company’s condensed consolidated financial statements are fully interdependent and integrated. Revenues and operating expenses of the separate legal entities include intercompany charges for management and other administrative services. The Company’s senior notes are guaranteed by a substantial majority of its domestic subsidiaries as measured by revenue, income and assets. The subsidiary guarantors have guaranteed the senior notes on a joint and several basis. However, a subsidiary guarantor will be released from its obligations under its guarantee of the senior notes and the indentures governing the senior notes if, in general, there is a sale or other disposition of all or substantially all of the assets of such subsidiary guarantor, including by merger or consolidation, or a sale or other disposition of all of the equity interests in such subsidiary guarantor held by the Company and its restricted subsidiaries, as defined in the indentures; such subsidiary guarantor is designated by the Company as an unrestricted subsidiary, as defined in the indentures, or otherwise ceases to be a restricted subsidiary of the Company, in each case in accordance with the indentures; or such subsidiary guarantor no longer guarantees any other indebtedness, as defined in the indentures, of the Company or any of its restricted subsidiaries, except for guarantees that are contemporaneously released. The senior notes are not guaranteed by certain of the Company’s domestic subsidiaries, any of the Company’s foreign subsidiaries, or any entities that do not constitute subsidiaries within the meaning of the indentures, such as corporations in which the Company holds capital stock with less than a majority of the voting power, joint ventures and partnerships in which the Company holds less than a majority of the equity or voting interests, non-owned entities and third parties. Contemporaneously with the Company entering into the New Credit Agreement and pursuant to the indentures governing the Company’s senior notes, certain subsidiaries of the Company were released from their guarantees of the Company's senior notes such that, after that release, the remaining subsidiary guarantors of the senior notes were the same subsidiaries guaranteeing the New Credit Agreement. The following condensed consolidating financial statements have been prepared for all periods presented based on the current subsidiary guarantors and non-guarantors stipulated in the Company's New Credit Agreement.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

Condensed Consolidating Statements of Operations

For the three months ended September 30, 2019	DaVita Inc.	Guarantor subsidiaries	Non- Guarantor subsidiaries	Consolidating adjustments	Consolidated total
Patient services revenues	$—	$1,761,235	$1,087,531	$(67,597)	$2,781,169
Provision for uncollectible accounts	—	(2,728)	(1,249)	—	(3,977)
Net patient service revenues	—	1,758,507	1,086,282	(67,597)	2,777,192
Other revenues	204,183	140,956	83,860	(302,113)	126,886
Total net revenues	204,183	1,899,463	1,170,142	(369,710)	2,904,078
Operating expenses	11,046	1,823,752	1,060,654	(369,710)	2,525,742
Operating income	193,137	75,711	109,488	—	378,336
Debt expense	(110,712)	(43,535)	(14,206)	58,622	(109,831)
Other income, net	51,150	2,994	9,758	(58,622)	5,280
Income tax expense	33,364	28,320	3,570	—	65,254
Equity earnings in subsidiaries	43,059	123,186	—	(166,245)	—
Net income from continuing operations	143,270	130,036	101,470	(166,245)	208,531
Net loss from discontinued operations, net of tax	—	—	(6,843)	—	(6,843)
Net income	143,270	130,036	94,627	(166,245)	201,688
Less: Net income attributable to noncontrolling interests	—	—	—	(58,418)	(58,418)
Net income attributable to DaVita Inc.	$143,270	$130,036	$94,627	$(224,663)	$143,270

For the three months ended September 30, 2018	DaVita Inc.	Guarantor subsidiaries	Non- Guarantor subsidiaries	Consolidating adjustments	Consolidated total
Patient service revenues	$—	$1,699,109	$1,028,548	$(56,956)	$2,670,701
Provision for uncollectible accounts	—	(9,246)	(2,731)	—	(11,977)
Net patient service revenues	—	1,689,863	1,025,817	(56,956)	2,658,724
Other revenues	207,968	127,269	136,448	(283,079)	188,606
Total net revenues	207,968	1,817,132	1,162,265	(340,035)	2,847,330
Operating expenses and charges	205,324	1,649,128	1,043,875	(340,035)	2,558,292
Operating income	2,644	168,004	118,390	—	289,038
Debt expense	(127,353)	(50,254)	(10,570)	62,250	(125,927)
Other income, net	106,148	603	7,719	(110,463)	4,007
Income tax (benefit) expense	(3,536)	43,583	12,000	—	52,047
Equity earnings in subsidiaries	(121,771)	60,448	—	61,323	—
Net (loss) income from continuing operations	(136,796)	135,218	103,539	13,110	115,071
Net loss from discontinued operations, net of tax	—	—	(259,952)	48,213	(211,739)
Net (loss) income	(136,796)	135,218	(156,413)	61,323	(96,668)
Less: Net income attributable to noncontrolling interests	—	—	—	(40,128)	(40,128)
Net (loss) income attributable to DaVita Inc.	$(136,796)	$135,218	$(156,413)	$21,195	$(136,796)

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

For the nine months ended September 30, 2019	DaVita Inc.	Guarantor subsidiaries	Non- Guarantor subsidiaries	Consolidating adjustments	Consolidated total
Patient services revenues	$—	$5,181,017	$3,164,726	$(195,357)	$8,150,386
Provision for uncollectible accounts	—	(13,530)	(6,159)	—	(19,689)
Net patient service revenues	—	5,167,487	3,158,567	(195,357)	8,130,697
Other revenues	600,318	438,058	130,345	(809,523)	359,198
Total net revenues	600,318	5,605,545	3,288,912	(1,004,880)	8,489,895
Operating expenses and charges	315,169	5,106,307	2,892,570	(1,004,880)	7,309,166
Operating income	285,149	499,238	396,342	—	1,180,729
Debt expense	(389,203)	(145,110)	(39,807)	188,944	(385,176)
Other income, net	263,407	4,332	31,800	(281,676)	17,863
Income tax expense	41,017	122,633	34,288	—	197,938
Equity earnings in subsidiaries	447,774	318,431	—	(766,205)	—
Net income from continuing operations	566,110	554,258	354,047	(858,937)	615,478
Net income from discontinued operations, net of tax	—	—	10,122	92,732	102,854
Net income	566,110	554,258	364,169	(766,205)	718,332
Less: Net income attributable to noncontrolling interests	—	—	—	(152,222)	(152,222)
Net income attributable to DaVita Inc.	$566,110	$554,258	$364,169	$(918,427)	$566,110

For the nine months ended September 30, 2018	DaVita Inc.	Guarantor subsidiaries	Non- Guarantor subsidiaries	Consolidating adjustments	Consolidated total
Patient services revenues	$—	$5,100,487	$3,039,056	$(159,365)	$7,980,178
Provision for uncollectible accounts	—	(26,430)	(9,408)	—	(35,838)
Net patient service revenues	—	5,074,057	3,029,648	(159,365)	7,944,340
Other revenues	608,850	355,055	512,025	(836,543)	639,387
Total net revenues	608,850	5,429,112	3,541,673	(995,908)	8,583,727
Operating expenses and charges	484,329	4,949,070	3,008,320	(995,908)	7,445,811
Operating income	124,521	480,042	533,353	—	1,137,916
Debt expense	(362,501)	(151,373)	(30,660)	185,399	(359,135)
Other income, net	315,573	2,864	20,981	(328,835)	10,583
Income tax expense	24,108	112,193	70,351	—	206,652
Equity earnings in subsidiaries	255,681	328,042	—	(583,723)	—
Net income from continuing operations	309,166	547,382	453,323	(727,159)	582,712
Net loss from discontinued operations, net of tax	—	—	(291,265)	143,436	(147,829)
Net income	309,166	547,382	162,058	(583,723)	434,883
Less: Net income attributable to noncontrolling interests	—	—	—	(125,717)	(125,717)
Net income attributable to DaVita Inc.	$309,166	$547,382	$162,058	$(709,440)	$309,166

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

Condensed Consolidating Statements of Comprehensive Income

For the three months ended September 30, 2019	DaVita Inc.	Guarantor subsidiaries	Non- Guarantor subsidiaries	Consolidating adjustments	Consolidated total
Net income	$143,270	$130,036	$94,627	$(166,245)	$201,688
Other comprehensive income (loss)	509	—	(44,502)	—	(43,993)
Total comprehensive income	143,779	130,036	50,125	(166,245)	157,695
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	(58,418)	(58,418)
Comprehensive income attributable to DaVita Inc.	$143,779	$130,036	$50,125	$(224,663)	$99,277

For the three months ended September 30, 2018	DaVita Inc.	Guarantor subsidiaries	Non- Guarantor subsidiaries	Consolidating adjustments	Consolidated total
Net (loss) income	$(136,796)	$135,218	$(156,413)	$61,323	$(96,668)
Other comprehensive income (loss)	1,643	—	(8,827)	—	(7,184)
Total comprehensive (loss) income	(135,153)	135,218	(165,240)	61,323	(103,852)
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	(40,128)	(40,128)
Comprehensive (loss) income attributable to DaVita Inc.	$(135,153)	$135,218	$(165,240)	$21,195	$(143,980)

For the nine months ended September 30, 2019	DaVita Inc.	Guarantor subsidiaries	Non- Guarantor subsidiaries	Consolidating adjustments	Consolidated total
Net income	$566,110	$554,258	$364,169	$(766,205)	$718,332
Other comprehensive income (loss)	3,110	—	(45,790)	—	(42,680)
Total comprehensive income	569,220	554,258	318,379	(766,205)	675,652
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	(152,222)	(152,222)
Comprehensive income attributable to DaVita Inc.	$569,220	$554,258	$318,379	$(918,427)	$523,430

For the nine months ended September 30, 2018	DaVita Inc.	Guarantor subsidiaries	Non- Guarantor subsidiaries	Consolidating adjustments	Consolidated total
Net income	$309,166	$547,382	$162,058	$(583,723)	$434,883
Other comprehensive income (loss)	5,499	—	(39,475)	—	(33,976)
Total comprehensive income	314,665	547,382	122,583	(583,723)	400,907
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	(125,717)	(125,717)
Comprehensive income attributable to DaVita Inc.	$314,665	$547,382	$122,583	$(709,440)	$275,190

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

Condensed Consolidating Balance Sheets

As of September 30, 2019	DaVita Inc.	Guarantor subsidiaries	Non- Guarantor subsidiaries	Consolidating adjustments	Consolidated total
Cash and cash equivalents	$831,514	$213,635	$208,107	$—	$1,253,256
Restricted cash and equivalents	—	14,444	89,441	—	103,885
Accounts receivable, net	—	1,221,169	680,056	—	1,901,225
Other current assets	161,548	455,616	123,188	—	740,352
Total current assets	993,062	1,904,864	1,100,792	—	3,998,718
Property and equipment, net	515,952	1,576,140	1,327,146	—	3,419,238
Operating lease right-of-use assets	103,621	1,592,472	1,085,195	—	2,781,288
Intangible assets, net	85	34,493	83,088	—	117,666
Investments in and advances to affiliates, net	10,465,104	7,110,581	3,074,784	(20,650,469)	—
Other long-term assets and investments	96,953	91,115	181,193	—	369,261
Goodwill	—	4,818,001	1,947,658	—	6,765,659
Total assets	$12,174,777	$17,127,666	$8,799,856	$(20,650,469)	$17,451,830
Current liabilities	$313,934	$1,233,054	$659,652	$—	$2,206,640
Intercompany liabilities, net	922,571	3,074,785	2,572,810	(6,570,166)	—
Long-term operating leases liabilities	131,743	1,508,343	1,042,039	—	2,682,125
Long-term debt and other long-term liabilities	7,746,653	664,470	343,360	—	8,754,483
Noncontrolling interests subject to put provisions	741,300	—	—	554,759	1,296,059
Total DaVita Inc. shareholders' equity	2,318,576	10,647,014	3,433,289	(14,080,303)	2,318,576
Noncontrolling interests not subject to put provisions	—	—	748,706	(554,759)	193,947
Total equity	2,318,576	10,647,014	4,181,995	(14,635,062)	2,512,523
Total liabilities and equity	$12,174,777	$17,127,666	$8,799,856	$(20,650,469)	$17,451,830

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

As of December 31, 2018	DaVita Inc.	Guarantor subsidiaries	Non- Guarantor subsidiaries	Consolidating adjustments	Consolidated total
Cash and cash equivalents	$60,653	$1,232	$261,153	$—	$323,038
Restricted cash and equivalents	1,005	12,048	79,329	—	92,382
Accounts receivable, net	—	1,204,122	654,486	—	1,858,608
Other current assets	37,185	565,974	157,407	—	760,566
Current assets held for sale	—	—	5,389,565	—	5,389,565
Total current assets	98,843	1,783,376	6,541,940	—	8,424,159
Property and equipment, net	491,462	1,584,321	1,317,886	—	3,393,669
Intangible assets, net	153	42,896	75,797	—	118,846
Investments in and advances to affiliates, net	13,522,198	6,196,801	2,498,545	(22,217,544)	—
Other long-term assets and investments	53,385	90,037	188,196	—	331,618
Goodwill	—	4,806,939	2,035,021	—	6,841,960
Total assets	$14,166,041	$14,504,370	$12,657,385	$(22,217,544)	$19,110,252
Current liabilities	$1,945,943	$1,217,526	$483,933	$—	$3,647,402
Current liabilities held for sale	—	—	1,243,759	—	1,243,759
Intercompany liabilities, net	—	2,498,545	6,161,292	(8,659,837)	—
Long-term debt and other long-term liabilities	7,918,581	687,443	580,028	—	9,186,052
Noncontrolling interests subject to put provisions	598,075	—	—	526,566	1,124,641
Total DaVita Inc. shareholders' equity	3,703,442	10,100,856	3,456,851	(13,557,707)	3,703,442
Noncontrolling interests not subject to put provisions	—	—	731,522	(526,566)	204,956
Total equity	3,703,442	10,100,856	4,188,373	(14,084,273)	3,908,398
Total liabilities and equity	$14,166,041	$14,504,370	$12,657,385	$(22,217,544)	$19,110,252

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

Condensed Consolidating Statements of Cash Flows

For the nine months ended September 30, 2019	DaVita Inc.	Guarantor subsidiaries	Non- Guarantor subsidiaries	Consolidating adjustments	Consolidated total
Cash flows provided by operating activities:
Net income	$566,110	$554,258	$364,169	$(766,205)	$718,332
Changes in operating assets and liabilities and non-cash items included in net income	(336,223)	(74,600)	318,111	766,205	673,493
Net cash provided by operating activities	229,887	479,658	682,280	—	1,391,825
Cash flows provided by (used in) investing activities:
Additions of property and equipment	(106,476)	(218,839)	(221,868)	—	(547,183)
Acquisitions	—	(11,832)	(65,516)	—	(77,348)
Proceeds (purchases) from asset and business sales	3,824,516	(244)	39,347	—	3,863,619
purchases from investment sales and other items, net	(94,322)	(7,474)	(3,267)	—	(105,063)
Net cash provided by (used in) investing activities	3,623,718	(238,389)	(251,304)	—	3,134,025
Cash flows used in financing activities:
Long-term debt and related financing costs, net	(2,028,954)	(8,025)	(13,033)	—	(2,050,012)
Intercompany borrowings (payments)	785,450	(14,854)	(770,596)	—	—
Other items	(1,840,245)	(3,591)	(109,916)	—	(1,953,752)
Net cash used in financing activities	(3,083,749)	(26,470)	(893,545)	—	(4,003,764)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	(4,178)	—	(4,178)
Net increase (decrease) in cash, cash equivalents and restricted cash	769,856	214,799	(466,747)	—	517,908
Less: Net decrease in cash, cash equivalents and restricted cash from discontinued operations	—	—	(423,813)	—	(423,813)
Net increase (decrease) in cash, cash equivalents and restricted cash from continuing operations	769,856	214,799	(42,934)	—	941,721
Cash, cash equivalents and restricted cash of continuing operations at beginning of the year	61,658	13,280	340,482	—	415,420
Cash, cash equivalents and restricted cash of continuing operations at end of the period	$831,514	$228,079	$297,548	$—	$1,357,141

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

For the nine months ended September 30, 2018	DaVita Inc.	Guarantor subsidiaries	Non- Guarantor subsidiaries	Consolidating adjustments	Consolidated total
Cash flows provided by operating activities:
Net income	$309,166	$547,382	$162,058	$(583,723)	$434,883
Changes in operating assets and liabilities and non-cash items included in net income	(235,558)	(104,179)	703,379	583,723	947,365
Net cash provided by operating activities	73,608	443,203	865,437	—	1,382,248
Cash flows used in investing activities:
Additions of property and equipment	(124,585)	(296,028)	(285,046)	—	(705,659)
Acquisitions	—	(5,646)	(107,880)	—	(113,526)
Proceeds from asset and business sales	—	55,035	80,233	—	135,268
Proceeds (purchases) from investment sales and other items, net	32,345	(2,295)	(7,452)	—	22,598
Net cash used in investing activities	(92,240)	(248,934)	(320,145)	—	(661,319)
Cash flows provided by (used in) financing activities:
Long-term debt and related financing costs, net	866,537	(8,601)	(12,100)	—	845,836
Intercompany borrowings (payments)	454,410	(174,148)	(280,262)	—	—
Other items	(1,154,921)	(18,713)	(95,541)	—	(1,269,175)
Net cash provided by (used in) financing activities	166,026	(201,462)	(387,903)	—	(423,339)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	(5,790)	—	(5,790)
Net increase (decrease) in cash, cash equivalents and restricted cash	147,394	(7,193)	151,599	—	291,800
Less: Net increase in cash, cash equivalents and restricted cash from discontinued operations	—	—	270,565	—	270,565
Net increase (decrease) in cash, cash equivalents and restricted cash from continuing operations	147,394	(7,193)	(118,966)	—	21,235
Cash, cash equivalents and restricted cash of continuing operations at beginning of the year	150,307	19,963	348,650	—	518,920
Cash, cash equivalents and restricted cash of continuing operations at end of the period	$297,701	$12,770	$229,684	$—	$540,155

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

24.	Supplemental data
The following information is presented as supplemental data as required by the indentures governing the Company’s senior notes.
Prior to the DMG sale, the Company provided services to certain physician groups within its DMG business which, while consolidated in its financial statements for financial reporting purposes, were not subsidiaries of nor owned by the Company, did not constitute “Subsidiaries” as defined in the indentures governing our outstanding senior notes, and did not guarantee those senior notes. In addition, the Company operated under management agreements with these physician groups pursuant to which it received management fees from these physician groups.
From and after June 19, 2019, these physician groups were no longer included in the Company's financial statements as they were deconsolidated upon the sale of DMG to Optum.

Condensed Consolidating Statements of Income

For the nine months ended September 30, 2019	Consolidated Total	Physician Groups	Unrestricted Subsidiaries	Company and Restricted Subsidiaries(1)
Patient service operating revenues	$8,150,386	$—	$—	$8,150,386
Provision for uncollectible accounts	(19,689)	—	—	(19,689)
Net patient service operating revenues	8,130,697	—	—	8,130,697
Other revenues	359,198	—	—	359,198
Total net operating revenues	8,489,895	—	—	8,489,895
Operating expenses	7,309,166	—	—	7,309,166
Operating income	1,180,729	—	—	1,180,729
Debt expense	(385,176)	—	—	(385,176)
Other income	17,863	—	—	17,863
Income tax expense	197,938	—	—	197,938
Net income from continuing operations	615,478	—	—	615,478
Net income from discontinued operations, net of tax	102,854	12,706	249	89,899
Net income	718,332	12,706	249	705,377
Less: Net income attributable to noncontrolling interests	(152,222)	(1,255)	—	(150,967)
Net income attributable to DaVita Inc.	$566,110	$11,451	$249	$554,410

(1)	After elimination of the unrestricted subsidiaries and the physician groups.

Condensed Consolidating Statements of Comprehensive Income

For the nine months ended September 30, 2019	Consolidated Total	Physician Groups	Unrestricted Subsidiaries	Company and Restricted Subsidiaries(1)
Net income	$718,332	$12,706	$249	$705,377
Other comprehensive income	(42,680)	—	—	(42,680)
Total comprehensive income	675,652	12,706	249	662,697
Less: Comprehensive income attributable to the noncontrolling interests	(152,222)	(1,255)	—	(150,967)
Comprehensive income attributable to DaVita Inc.	$523,430	$11,451	$249	$511,730

(1)	After elimination of the unrestricted subsidiaries and the physician groups.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

Condensed Consolidating Balance Sheets

As of September 30, 2019	Consolidated Total	Physician Groups	Unrestricted Subsidiaries	Company and Restricted Subsidiaries(1)
Cash and cash equivalents	$1,253,256	$—	$—	$1,253,256
Restricted cash and equivalents	103,885	—	—	103,885
Accounts receivable, net	1,901,225	—	—	1,901,225
Other current assets	740,352	—	—	740,352
Total current assets	3,998,718	—	—	3,998,718
Property and equipment, net	3,419,238	—	—	3,419,238
Operating lease right-of-use assets	2,781,288	—	—	2,781,288
Amortizable intangibles, net	117,666	—	—	117,666
Other long-term assets	369,261	—	—	369,261
Goodwill	6,765,659	—	—	6,765,659
Total assets	$17,451,830	$—	$—	$17,451,830
Current liabilities	$2,206,640	$—	$—	$2,206,640
Long-term operating leases liabilities	2,682,125	—	—	2,682,125
Long-term debt and other long-term liabilities	8,754,483	—	—	8,754,483
Noncontrolling interests subject to put provisions	1,296,059	—	—	1,296,059
Total DaVita Inc. shareholders’ equity	2,318,576	—	—	2,318,576
Noncontrolling interests not subject to put provisions	193,947	—	—	193,947
Shareholders’ equity	2,512,523	—	—	2,512,523
Total liabilities and shareholder’s equity	$17,451,830	$—	$—	$17,451,830

(1)	After elimination of the unrestricted subsidiaries and the physician groups.

DAVITA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)
(unaudited)
(dollars and shares in thousands, except per share data)

Condensed Consolidating Statements of Cash Flows

For the nine months ended September 30, 2019	Consolidated Total	Physician Groups	Unrestricted Subsidiaries	Company and Restricted Subsidiaries(1)
Cash flows from operating activities:
Net income	$718,332	$12,706	$249	$705,377
Changes in operating and intercompany assets and liabilities and non-cash items included in net income	673,493	(4,607)	(249)	678,349
Net cash provided by operating activities	1,391,825	8,099	—	1,383,726
Cash flows from investing activities:
Additions of property and equipment	(547,183)	(846)	—	(546,337)
Acquisitions	(77,348)	—	—	(77,348)
Proceeds from asset and business sales	3,863,619	—	—	3,863,619
Investments and other items	(105,063)	(1,882)	—	(103,181)
Net cash provided by (used in) investing activities	3,134,025	(2,728)	—	3,136,753
Cash flows from financing activities:
Long-term debt	(2,050,012)	—	—	(2,050,012)
Intercompany	—	(247,175)	—	247,175
Other items	(1,953,752)	—	—	(1,953,752)
Net cash used in financing activities	(4,003,764)	(247,175)	—	(3,756,589)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4,178)	—	—	(4,178)
Net increase (decrease) in cash, cash equivalents and restricted cash	517,908	(241,804)	—	759,712
Less: Net decrease in cash, cash equivalents and restricted cash from discontinued operations	(423,813)	(241,804)	—	(182,009)
Net increase in cash, cash equivalents and restricted cash from continuing operations	941,721	—	—	941,721
Cash, cash equivalents and restricted cash of continuing operations at beginning of the year	415,420	—	—	415,420
Cash, cash equivalents and restricted cash of continuing operations at end of the period	$1,357,141	$—	$—	$1,357,141

(1)	After elimination of the unrestricted subsidiaries and the physician groups.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-looking statements
This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that are forward-looking statements within the meaning of the federal securities laws. All statements in this report, other than statements of historical fact, are forward-looking statements. Without limiting the foregoing, statements including the words "expect," "intend," "will," "plan," "anticipate," "believe," "forecast," "guidance," "outlook," "goals," and similar expressions are intended to identify forward-looking statements. These forward-looking statements include but are not limited to statements regarding our future operations, financial condition and prospects, such as expectations for operating cash flow, estimated charges and accruals, the development of new dialysis centers and dialysis center acquisitions or other new service offerings, government and commercial payment rates, and our stock repurchase program. Our actual results and other events could differ materially from any forward-looking statements due to numerous factors that involve substantial known and unknown risks and uncertainties. These risks and uncertainties include, among other things:

•
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

•
the extent to which the ongoing implementation of healthcare reform, or changes in or new legislation, regulations or guidance, enforcement thereof or related litigation, and the extent to which such developments result in a reduction in coverage or reimbursement rates for our services, a reduction in the number of patients enrolled in higher-paying commercial plans, or other material impacts to our business;

•	a reduction in government payment rates under the Medicare End Stage Renal Disease program or other government-based programs and the impact of the Medicare Advantage benchmark structure;

•
risks arising from potential and proposed federal and/or state legislation, regulation, ballot, executive action or other initiatives, including such initiatives related to healthcare and/or labor matters;

•
the impact of the political environment and related developments on the current healthcare marketplace and on our business, including with respect to the future of the Affordable Care Act, the exchanges and many other core aspects of the current health care marketplace;

•	changes in pharmaceutical practice patterns, reimbursement and payment policies and processes, or pharmaceutical pricing, including with respect to calcimimetics;

•	legal and compliance risks, such as our continued compliance with complex government regulations;

•	continued increased competition from dialysis providers and others, and other potential marketplace changes;

•
our ability to maintain contracts with physician medical directors, changing affiliation models for physicians, and the emergence of new models of care introduced by the government or private sector that may erode our patient base and reimbursement rates, such as accountable care organizations, independent practice associations and integrated delivery systems;

•
our ability to complete acquisitions, mergers or dispositions that we might announce or be considering, on terms favorable to us or at all, or to integrate and successfully operate any business we may acquire or have acquired, or to successfully expand our operations and services in markets outside the United States, or to businesses outside of dialysis;

•
uncertainties related to potential payments and/or adjustments under certain provisions of the equity purchase agreement for the sale of our DaVita Medical Group (DMG) business, such as post-closing adjustments and indemnification obligations;

•
noncompliance by us or our business associates with any privacy or security laws or any security breach by us or a third party involving the misappropriation, loss or other unauthorized use or disclosure of confidential information;

•
the variability of our cash flows; the risk that we may not be able to generate sufficient cash in the future to service our indebtedness or to fund our other liquidity needs; and the risk that we may not be able to refinance our indebtedness as it becomes due, on terms favorable to us or at all;

•
factors that may impact our ability to repurchase stock under our stock repurchase program and the timing of any such stock repurchases, as well as our use of a considerable amount of available funds to repurchase stock;

•	risks arising from the use of accounting estimates, judgments and interpretations in our financial statements;

•	impairment of our goodwill, investments or other assets;

•
uncertainties related to our use of the proceeds from the DMG sale transaction and other available funds, including external financing and cash flow from operations, which may be or have been used in ways that we cannot assure will improve our results of operations or enhance the value of our common stock; and

•
uncertainties associated with the other risk factors set forth in our Quarterly Report on Form 10Q for the quarter ended June 30, 2019, as updated by Part II, Item 1A. of this Quarterly Report on Form 10-Q, and the other risks and uncertainties discussed in any subsequent reports that we file or furnish with the SEC from time to time.

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

Consolidated results of operations
We operate principally as a U.S. dialysis and related lab services business and also operate other various ancillary services and strategic initiatives, including our international operations, and our corporate administrative support.
On June 19, 2019, we completed the sale of our DMG division to Collaborative Care Holdings, LLC (Optum), a subsidiary of UnitedHealth Group Inc. As a result of this transaction, DMG's results of operations have been reported as discontinued operations for all periods presented and DMG is not included below in this Management's Discussion and Analysis.
Our overall financial performance for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 benefited from the following items:
•an increase in operating income due to an increase in our margin on calcimimetics, and
•a decrease in advocacy costs to counter certain union policy initiatives.
The following table is a summary of our consolidated operating results for the third quarter of 2019 compared with the prior sequential quarter and the same quarter of 2018, as well as the nine months ended September 30, 2019 compared to the same period in 2018:

	Three months ended						Nine months ended
	September 30, 2019		June 30, 2019		September 30, 2018		September 30, 2019		September 30, 2018
	(dollars in millions)
Revenues:
Dialysis and related lab patient service revenues	$2,781		$2,734		$2,671		$8,150		$7,980
Provision for uncollectible accounts	(4)		(10)		(12)		(20)		(36)
Net dialysis and related lab patient service revenues	2,777		2,724		2,659		8,131		7,944
Other revenues	127		119		189		359		639
Total consolidated revenues	2,904	100%	2,843	100%	2,847	100%	8,490	100%	8,584	100%
Operating expenses and charges:
Patient care costs	1,991	69%	1,958	69%	2,064	72%	5,914	70%	6,168	72%
General and administrative	299	10%	275	10%	336	12%	825	10%	867	10%
Depreciation and amortization	156	5%	152	5%	146	5%	457	5%	436	5%
Equity investment (income) loss	(4)	—%	(5)	—	4	—%	(11)	—%	(6)	—%
Provision for uncollectible accounts	—	—%	—	—	1	—%	—	—%	(7)	—%
Impairment of other assets	—	—%	—	—%	6	—%	—	—%	17	—%
Goodwill impairment charges	84	3%	—	—%	—	—%	125	1%	3	—%
Loss (gain) on changes in ownership interests, net	—	—%	—	—%	2	—%	—	—%	(32)	—%
Total operating expenses and charges	2,526	87%	2,381	84%	2,558	90%	7,309	86%	7,446	87%
Operating income	$378	13%	$462	16%	$289	10%	$1,181	14%	$1,138	13%
Certain columns, rows or percentages may not sum or recalculate due to the use of rounded numbers.

The following table summarizes our consolidated revenues among our reportable segments:

	Three months ended			Nine months ended
	September 30, 2019	June 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(dollars in millions)
Revenues:
U.S. dialysis and related lab services patient service revenues	$2,685	$2,642	$2,585	$7,875	$7,725
Provision for uncollectible accounts	(4)	(10)	(13)	(20)	(37)
U.S. dialysis and related lab services net patient service revenues	2,681	2,632	2,572	7,855	7,688
Other revenues	10	6	5	21	15
Total net U.S. dialysis and related lab services revenues	2,691	2,637	2,577	7,876	7,703
Other—Ancillary services and strategic initiatives other revenues	120	117	192	349	652
Other—Ancillary services and strategic initiatives patient service revenues, net	128	122	112	368	320
Total net other—ancillary services and strategic initiatives revenues	248	239	304	717	972
Elimination of intersegment revenues	(36)	(34)	(34)	(104)	(92)
Consolidated revenues	$2,904	$2,843	$2,847	$8,490	$8,584
Certain columns, rows or percentages may not sum or recalculate due to the use of rounded numbers.
The following table summarizes consolidated operating income and adjusted consolidated operating income:

	Three months ended			Nine months ended
	September 30, 2019	June 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(dollars in millions)
Operating income (loss):
U.S. dialysis and related lab services	$501	$499	$390	$1,417	$1,273
Other—Ancillary services and strategic initiatives	(98)	(15)	(60)	(170)	(64)
Corporate administrative support	(25)	(22)	(41)	(66)	(71)
Total consolidated operating income	$378	$462	$289	$1,181	$1,138
Reconciliation of non-GAAP measures:
Operating expenses:
Goodwill impairment charges	$84	$—	$—	$125	$3
Impairment of assets	—	—	6	—	17
Restructuring charges	—	—	11	—	11
Loss (gain) on changes in ownership interests, net	—	—	2	—	(32)
Equity investment loss:
Loss due to impairments in APAC JV	—	—	6	—	6
Adjusted consolidated operating income(1)	$462	$462	$314	$1,306	$1,143
Certain columns or rows may not sum or recalculate due to the use of rounded numbers.

(1)
For the periods presented in the table above adjusted operating income is defined as operating income before certain items which we do not believe are indicative of ordinary results, including impairment charges, restructuring charges and net loss (gain) on changes in ownership interests. Adjusted operating income as so defined is a non-GAAP measure and is not intended as a substitute for GAAP operating income. We have presented these adjusted amounts because management believes that these presentations enhance a user’s understanding of our normal consolidated operating income by excluding certain items which we do not believe are indicative of our ordinary results of operations. As a result, adjusting for these amounts allows for comparison to our normalized prior period results.

Consolidated revenues
Consolidated revenues for the third quarter of 2019 increased by approximately $61 million, or 2.1%, as compared to the second quarter of 2019. This increase was driven by an increase in our U.S. dialysis and related lab services revenues of approximately $54 million, primarily due to an increase in treatments, partially offset by a decrease in our average dialysis and related lab services net revenue per treatment of less than $1, as described below. Consolidated revenues also benefited from an increase of $9 million in our ancillary services and strategic initiatives revenues, primarily due to an increase in revenues related to our international operations, as described below.
Consolidated revenues for the third quarter of 2019 increased by approximately $57 million, or 2.0%, as compared to the third quarter of 2018. This increase was driven by an increase in our U.S. dialysis and related lab services revenues of approximately $114 million, principally due to an increase in treatments and an increase in our average dialysis and related lab services net revenue per treatment of less than $1, as described below. Consolidated revenues were negatively impacted by a decrease of approximately $56 million in our ancillary services and strategic initiatives revenues, primarily due to our pharmacy distribution ceasing operations, partially offset by increases in revenues from DaVita Integrated Kidney Care (DaVita IKC) and our international operations, as described below.
Consolidated revenues for the nine months ended September 30, 2019 decreased by approximately $94 million, or 1.1%, as compared to the nine months ended September 30, 2018. This decrease was driven by a decrease of approximately $255 million in our ancillary services and strategic initiatives revenues, primarily due to our pharmacy distribution ceasing operations, a decrease in revenues at Vively Health (formally known as DaVita Health Solutions) and the sale of our direct primary care business, partially offset by an increase in revenues from DaVita IKC and our international operations, as described below. Consolidated revenues benefited from an increase in our U.S. dialysis and related lab services revenues of approximately $173 million, primarily due to volume growth from additional treatments, partially offset by a decrease in our average dialysis and related lab services net revenue per treatment of approximately $2, as described below.
Consolidated operating income
Consolidated operating income for the third quarter of 2019, which includes goodwill impairment charges of $84 million at our Germany reporting units, decreased by approximately $84 million as compared to the second quarter of 2019. Excluding this item from the third quarter of 2019, adjusted consolidated operating income for the third quarter of 2019 was relatively flat as compared to the second quarter of 2019 and included an increase in U.S. dialysis and related lab services' operating income of $2 million and a decrease in adjusted operating losses in our ancillary and strategic initiatives of $1 million, offset by an increase in expenses in our corporate administrative support of $3 million, each as further described below.
Consolidated operating income for the third quarter of 2019, which includes goodwill impairment charges of $84 million at our Germany reporting units, increased by approximately $89 million as compared to the third quarter of 2018, which included restructuring charges of $11 million, other asset impairment charges of $6 million, an equity investment loss of $6 million for goodwill impairments at our APAC JV and a net loss on changes in ownership interests of $2 million. Excluding these items from their respective periods, adjusted consolidated operating income for the third quarter of 2019 increased by approximately $148 million primarily due to an increase in our margin on calcimimetics and a decrease in advocacy costs, which were the primary drivers of our increase in operating income in U.S. dialysis and related lab services of approximately $111 million. Adjusted operating income also benefited from a decrease in adjusted operating losses in our ancillary and strategic initiatives of $21 million and a decrease in expenses in our corporate administrative support of $16 million, each as further described below.
Consolidated operating income for the nine months ended September 30, 2019, which includes goodwill impairment charges of $125 million at our Germany reporting units, increased by approximately $43 million as compared to the nine months ended September 30, 2018, which included a net gain on changes in ownership interests of $32 million, other asset impairment charges of $17 million, restructuring charges of $11 million, an equity investment loss of $6 million for goodwill impairments at our APAC JV and a goodwill impairment charge of $3 million. Excluding these items from their respective periods, adjusted consolidated operating income for the nine months ended September 30, 2019 increased by approximately $163 million primarily due to an increase in our margin on calcimimetics and a decrease in advocacy costs, which were the primary drivers of our increase in operating income in U.S. dialysis and related lab services of approximately $144 million. Adjusted operating income also benefited from a decrease in adjusted operating losses in our ancillary and strategic initiatives of $13 million and a decrease in expenses in our corporate administrative support of $5 million, each as further described below.

Currently, the oral and intravenous forms of calcimimetics are separately reimbursed and therefore are not part of the ESRD PPS bundled payment. CMS has had delays in adjusting reimbursement as oral generic products have entered the market lowering the cost of products we acquire. We expect our average revenue per treatment related to these pharmaceuticals to decline in future periods as CMS adjusts the reimbursement amount to more closely match the cost of these pharmaceuticals in accordance with their rules. We therefore do not expect to continue to realize the same level of operating income from calcimimetics beyond 2019.
U.S. dialysis and related lab services business
Results of operations

	Three months ended			Nine months ended
	September 30, 2019	June 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(dollars in millions, except per treatment data)
Revenues:
U.S. dialysis and related lab services patient service revenues	$2,685	$2,642	$2,585	$7,875	$7,725
Provision for uncollectible accounts	(4)	(10)	(13)	(20)	(37)
U.S. dialysis and related lab services net patient service revenues	2,681	2,632	2,572	7,855	7,688
Other revenues	10	6	5	21	15
Total U.S. dialysis and related lab services revenues	2,691	2,637	2,577	7,876	7,703
Operating expenses:
Patient care costs	1,813	1,785	1,819	5,396	5,408
General and administrative	235	216	233	648	626
Depreciation and amortization	148	145	139	433	412
Equity investment income	(5)	(7)	(4)	(17)	(15)
Total operating expenses	2,191	2,139	2,187	6,459	6,430
Operating income	$501	$499	$390	$1,417	$1,273
Dialysis treatments	7,673,191	7,520,587	7,377,277	22,491,237	21,882,892
Average dialysis treatments per treatment day	97,129	96,418	94,580	96,281	93,717
Average dialysis and related lab services net revenue per treatment	$349.41	$349.97	$348.62	$349.26	$351.33
Certain columns or rows may not sum or recalculate due to the use of rounded numbers.
Revenues
Dialysis and related lab services’ revenues for the third quarter of 2019 increased by approximately $54 million, or 2.0%, as compared to the second quarter of 2019. This increase in dialysis and related lab services’ revenues was driven by an increase in treatments, principally due to one additional treatment day in the third quarter of 2019 as compared to the second quarter of 2019, and volume growth from acquired and non-acquired treatment growth. This increase in treatments was partially offset by a decrease in our average dialysis and related lab services' net revenue per treatment of less than $1. The decrease in our average net revenue per treatment was primarily attributable to a decrease in our acute services' revenue due to a decline in volume, partially offset by an increase in average net revenue per treatment due to seasonal administration of influenza vaccinations and an increase in volume related to calcimimetics.
Dialysis and related lab services’ revenues for the third quarter of 2019 increased by approximately $114 million, or 4.4%, as compared to the third quarter of 2018. This increase in net revenues was principally driven by an increase in treatments due to one additional treatment day in the third quarter of 2019 as compared to the third quarter of 2018 and volume growth from acquired and non-acquired treatment growth, as well as an increase in our average dialysis and related lab services' net revenue per treatment of less than $1. The increase in net revenue per treatment was primarily driven by an increase in Medicare rates and an increase in acute services' revenue, partially offset by a decrease in calcimimetics revenue due to a decline in rate.

Dialysis and related lab services’ revenues for the nine months ended September 30, 2019 increased by approximately $173 million, or 2.2%, as compared to the nine months ended September 30, 2018. This increase in net revenues was principally due to an increase in treatments driven by volume growth from acquired and non-acquired treatment growth. These increases were partially offset by a decrease in our average dialysis and related lab services' net revenue per treatment of approximately $2. The decrease in net revenue per treatment was driven by a decrease in calcimimetics revenue due to a decline in rate and a $36 million benefit recognized in the nine months ended September 30, 2018 in Medicare bad debt revenue due to a policy election made under the new revenue standard to only apply the new guidance to contracts that were not substantially completed as of January 1, 2018. These decreases in net revenue per treatment were partially offset by an increase in acute services' revenue due to an increase in volume.
Operating expenses and charges
Patient care costs. Dialysis and related lab services’ patient care costs of approximately $236 per treatment for the third quarter of 2019 decreased by approximately $1 per treatment as compared to the second quarter of 2019. This decrease was primarily related to a decrease in calcimimetics unit costs due to the continued market transition to the oral generic form of the pharmaceutical and a decrease in travel expenses. These decreases were partially offset by increases in benefit costs and in other direct operating expenses associated with our dialysis centers.
Dialysis and related lab services’ patient care costs per treatment for the third quarter of 2019 decreased by approximately $10 per treatment as compared to the third quarter of 2018. This decrease was primarily related to decreases in calcimimetics unit costs due to the transition to the oral generic form of the pharmaceutical, as well as decreases in other pharmaceutical unit costs and labor costs. These decreases were partially offset by an increase in other direct operating expenses associated with our dialysis centers and an increase in benefit costs.
Dialysis and related lab services’ patient care costs per treatment for the nine months ended September 30, 2019 decreased by approximately $7 per treatment as compared to the nine months ended September 30, 2018. This decrease was primarily related to a decrease in calcimimetics unit costs, as described above, and a decrease in other pharmaceutical unit costs and utilization. These decreases were partially offset by increases in benefits costs and other direct operating expenses associated with our dialysis centers.
General and administrative expenses. Dialysis and related lab services’ general and administrative expenses for the third quarter of 2019 increased by approximately $19 million as compared to the second quarter of 2019. This increase was primarily related to an increase in long-term incentive compensation expense driven by compensation plans based on operating income performance and an increase in professional fees.
Dialysis and related lab services’ general and administrative expenses for the third quarter of 2019 increased by approximately $2 million as compared to the third quarter of 2018. This increase was primarily due to an increase in long-term incentive compensation expense, as described above, an increase in labor and benefit costs and an increase in professional fees, primarily offset by a decrease in advocacy costs.
Dialysis and related lab services’ general and administrative expenses for the nine months ended September 30, 2019 increased by approximately $22 million as compared to the nine months ended September 30, 2018. This increase was primarily due to increases in labor and benefit costs, long-term incentive compensation expense, as described above, and professional fees. These increases were partially offset by a decrease in advocacy costs and a reduction in asset impairments related to expected center closures.
Depreciation and amortization. Depreciation and amortization for dialysis and related lab services for the third quarter of 2019 increased approximately $3 million as compared to the second quarter of 2019. This increase was primarily due to an increase in depreciation expense related to increases in information technology and growth in newly developed centers.
Depreciation and amortization for dialysis and related lab services for the third quarter of 2019 increased approximately $9 million as compared to the third quarter of 2018. This increase was primarily due to an increase in depreciation expense related to increases in information technology and growth in newly developed centers and acquired centers, partially offset by a decrease due to a change in estimated useful lives for our dialysis machines.
Depreciation and amortization for dialysis and related lab services for the nine months ended September 30, 2019 increased approximately $21 million as compared to the same period in 2018. The increase was primarily due to the same factors as described above.

Equity investment income. Equity investment income for dialysis and related lab services for the third quarter of 2019 decreased approximately $2 million as compared to the second quarter of 2019 primarily due to a decrease in results at our nonconsolidated joint ventures.
Equity investment income for dialysis and related lab services for the third quarter of 2019 increased approximately $1 million as compared to the third quarter of 2018. This increase was primarily due to improved results at our nonconsolidated joint ventures.
Equity investment income for dialysis and related lab services for the nine months ended September 30, 2019 increased approximately $2 million as compared to the same period in 2018 primarily due to improved results at our nonconsolidated joint ventures.
Segment operating income
Dialysis and related lab services’ operating income for the third quarter of 2019 increased by approximately $2 million as compared to the second quarter of 2019. Operating income increased primarily due to an increase in treatments, as described above, an increase in our margin on calcimimetics due to the continued market transition to the generic form of the pharmaceutical and a decrease in travel expenses. Operating income was negatively impacted by a decrease in our average dialysis and related lab services' net revenue per treatment of less than $1, as described above, as well as increases in other direct operating expenses associated with our dialysis centers, long-term incentive compensation expense, professional fees and benefit costs.
Dialysis and related lab services’ operating income for the third quarter of 2019 increased by approximately $111 million as compared to the third quarter of 2018. This increase in operating income was principally due to an increase in treatments, an increase in our average dialysis and related lab services' net revenue per treatment of less than $1 and an increase in our margin on calcimimetics, as described above. In addition, operating income benefited from decreases in other pharmaceutical unit costs and advocacy costs. Operating income was negatively impacted by increases in other direct operating expenses associated with our dialysis centers, long-term incentive compensation expense, benefit costs and professional fees.
Dialysis and related lab services’ operating income for the nine months ended September 30, 2019 increased by approximately $144 million as compared to the nine months ended September 30, 2018. This increase in operating income was principally due to an increase in treatments and an increase in our margin on calcimimetics, as described above, as well as decreases in advocacy costs and other pharmaceutical unit costs and utilization. Operating income was negatively impacted by a decrease in our average dialysis and related lab services' net revenue per treatment of approximately $2, as described above, in addition to increases in other direct operating expenses associated with our dialysis centers, labor and benefits costs, long-term compensation expense and professional fees.
Other—Ancillary services and strategic initiatives business
Our other operations include ancillary services and strategic initiatives which are primarily aligned with our core business of providing dialysis services to our network of patients. As of September 30, 2019, these consisted primarily of disease management services, vascular access services, clinical research programs, physician services, ESRD seamless care organizations and comprehensive care as well as our international operations. These businesses generated approximately $248 million in revenues for the third quarter of 2019, representing approximately 8.4% of our consolidated revenues. We expect to add additional service offerings to our business and pursue additional strategic initiatives in the future as circumstances warrant, which could include healthcare services not related to dialysis.
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
As of September 30, 2019, our international dialysis operations provided dialysis and administrative services through a total of 249 outpatient dialysis centers located in nine countries outside of the United States.

The following table reflects the results of operations for our ancillary services and strategic initiatives:

	Three months ended			Nine months ended
	September 30, 2019	June 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(dollars in millions)
U.S. revenues:
Other revenues	$118	$114	$191	$341	$649
Total	118	114	191	341	649
International revenues:
Dialysis patient service revenues	128	122	112	368	320
Other revenues	2	3	1	8	3
Total	131	125	113	376	324
Total net revenues	$248	$239	$304	$717	$972
Operating expenses and charges:
Operating and other general expenses	$262	$254	$357	$763	$1,049
Goodwill impairment charges	84	—	—	125	3
Impairment of other assets	—	—	6	—	17
Loss (gain) on changes in ownership interests, net	—	—	2	—	(32)
Total operating expenses and charges	346	254	364	888	1,037
Total ancillary services and strategic initiatives operating loss	$(98)	$(15)	$(60)	$(170)	$(64)

U.S. operating loss	$(15)	$(16)	$(50)	$(45)	$(51)
Impairment of other assets	—	—	6	—	17
Restructuring charges	—	—	11	—	11
Loss (gain) on changes in ownership interests, net	—	—	2	—	(34)
Adjusted operating loss(1)	$(15)	$(16)	$(31)	$(45)	$(56)

International operating (loss) income	$(83)	$1	$(10)	$(125)	$(13)
Reconciliation of non-GAAP:
Operating expenses:
Goodwill impairment charges	84	—	—	125	3
Loss on changes in ownership interests, net	—	—	—	—	1
Equity investment loss:
Equity investment loss related to APAC JV goodwill impairment	—	—	6	—	6
Adjusted operating income (loss)(1)	$1	$1	$(4)	$—	$(3)
Total adjusted ancillary services and strategic initiatives operating loss(1)	$(14)	$(15)	$(35)	$(46)	$(59)
Certain columns, rows or percentages may not sum or recalculate due to the use of rounded numbers.

(1)
For the periods presented in the table above, adjusted operating loss is defined as operating loss before certain items which we do not believe are indicative of ordinary results, including the effect of impairment charges, restructuring charges and net loss (gain) on changes in ownership interests. Adjusted operating loss as so defined is a non-GAAP measure and is not intended as a substitute for GAAP operating loss. We have presented these adjusted amounts because management believes that these presentations enhance a user’s understanding of our normal operating income by excluding certain items which we do not believe are indicative of our ordinary results of operations. As a result, adjusting for these amounts allows for comparison to our normal prior period results.

Revenues
Revenues from our ancillary services and strategic initiatives for the third quarter of 2019 increased by approximately $9 million, or 3.8%, as compared to the second quarter of 2019. This increase was primarily due to an increase in revenues related to our international operations driven by approximately one additional treatment day in the third quarter of 2019 as compared to the second quarter of 2019. Revenue also increased due to increases in revenues at DaVita IKC and DaVita Clinical Research, partially offset by a decrease in revenues at our ESCO joint ventures.
Revenues from our ancillary services and strategic initiatives for the third quarter of 2019 decreased by approximately $56 million, or 18.4%, as compared to the third quarter of 2018. This decrease was primarily due to our pharmacy distribution ceasing operations, partially offset by increases in revenues at DaVita IKC, as well as our international operations due to one additional treatment day in the third quarter of 2019 as compared to the third quarter of 2018 and due to acquired and non-acquired treatment growth.
Revenues from our ancillary services and strategic initiatives for the nine months ended September 30, 2019 decreased by approximately $255 million, or 26.2%, as compared to the nine months ended September 30, 2018. This decrease was primarily due to our pharmacy distribution ceasing operations as well as decreases in revenues at Vively Health, and our direct primary care business due to the sale of this business in the second quarter of 2018. These decreases were partially offset by increases in revenues at DaVita IKC, and our international operations due to acquired and non-acquired treatment growth.
Operating and general expenses
Ancillary services and strategic initiatives' operating and general expenses for the third quarter of 2019 increased by $8 million from the second quarter of 2019. This increase was primarily due to an increase in expenses associated with our international operations and an increase in medical costs at DaVita IKC.
Ancillary services and strategic initiatives' operating and general expenses for the third quarter of 2019 decreased by $95 million as compared to the third quarter of 2018. This decrease was primarily due to our pharmacy distribution ceasing operations, decreases in restructuring charges related to our pharmacy business of $11 million, and an equity investment loss of $6 million for goodwill impairments at our APAC JV recognized in the third quarter of 2018. These decreases were partially offset by an increase in medical costs at DaVita IKC and an increase in expenses associated with our international operations.
Ancillary services and strategic initiatives' operating and general expenses for the nine months ended September 30, 2019 decreased by $286 million as compared to the nine months ended September 30, 2018. This decrease was primarily due to our pharmacy distribution ceasing operations, a decrease in expenses related to the sale of our direct primary care business in the second quarter of 2018, a decrease in expenses at DaVita Clinical Research, as well as decreases in restructuring charges related to our pharmacy business of $11 million, and an equity investment loss of $6 million for goodwill impairments at our APAC JV recognized in the nine months ended September 30, 2018. These decreases were partially offset by an increase in medical costs at DaVita IKC and an increase in expenses associated with our international operations.
Goodwill impairment charges
During the first quarter of 2019, we recognized a $41 million goodwill impairment charge in our Germany kidney care business. This charge resulted primarily from a change in relevant discount rates, as well as a decline in current and expected future patient census and an increase in first quarter and expected future costs, principally due to wage increases expected to result from recently announced legislation.
During the third quarter of 2019, we recognized an incremental goodwill impairment charge of $79 million in our Germany kidney care business and a $5 million goodwill impairment charge in our German other health operations. The incremental charge recognized in the Germany kidney care business resulted from changes and developments in our outlook for this business since our last assessment. These primarily concern developments in the business in response to evolving market conditions and changes in our expected timing and ability to mitigate them.
During the nine months ended September 30, 2019, we recognized goodwill impairment charges of $125 million consisting of the charges described above.
We did not recognize any goodwill impairment charges during the third quarter of 2018 and recognized a goodwill impairment charge of $3 million at our German other health operations during the nine months ended September 30, 2018.
See further discussion of these impairment charges and our reporting units that remain at risk of goodwill impairment in Note 7 to the condensed consolidated financial statements.

Segment operating losses
Ancillary services and strategic initiatives' operating loss for the third quarter of 2019, which includes goodwill impairment charges of $84 million at our Germany reporting units, increased by approximately $83 million from the second quarter of 2019. Excluding this item from the third quarter of 2019, adjusted operating losses decreased by $1 million, primarily due to an increase in DaVita Clinical Research operating results, partially offset by a decrease in operating results at our ESCO joint ventures.
Ancillary services and strategic initiatives operating loss for the third quarter of 2019, which includes goodwill impairment charges of $84 million at our Germany reporting units, increased by approximately $38 million from the third quarter of 2018, which included restructuring charges of $11 million, other asset impairment charges of $6 million related to our pharmacy business, an equity investment loss of $6 million for goodwill impairments at our APAC JV and a loss on changes in ownership interests of $2 million. Excluding these items from their respective periods, adjusted operating losses decreased by $21 million, primarily due to a decrease in adjusted operating losses related to our pharmacy business, an increase in international adjusted operating results and an increase in DaVita IKC operating results.
Ancillary services and strategic initiatives operating loss for the nine months ended September 30, 2019, which includes goodwill impairment charges of $125 million at our Germany reporting units, increased by approximately $106 million from the nine months ended September 30, 2018, which included a net gain on changes in ownership interests of $32 million, other asset impairment charges of $17 million, restructuring charges of $11 million, an equity investment loss of $6 million for goodwill impairments at our APAC JV and a goodwill impairment charge of $3 million. Excluding these items from their respective periods, adjusted operating losses decreased by $13 million, primarily due to a decrease in adjusted operating losses related to our pharmacy business and increases in DaVita IKC and DaVita Clinical Research's operating results. These increases to adjusted operating income were partially offset by decreases in operating results at Vively Health and at our ESCO joint ventures.
Corporate-level charges
Debt expense. Debt expense was $89 million in the third quarter of 2019, $132 million in the second quarter of 2019 and $126 million in the third quarter of 2018. Debt expense in the third quarter of 2019 decreased as compared to the second quarter of 2019 and as compared to the third quarter of 2018 primarily due to a decrease in our average outstanding debt balance and a decrease in our average interest rate.
Debt expense was $352 million for the nine months ended September 30, 2019 as compared to $359 million for the same period in 2018, decreasing by $7 million primarily due to a decrease in our average outstanding debt balance as well as a decrease in our average interest rate.
Debt prepayment, refinancing and redemption charges. Debt prepayment, refinancing and redemption charges were $21 million and $33 million in the three and nine months ended September 30, 2019, respectively, as a result of the repayment of all principal balances outstanding on our prior senior secured credit facilities and the redemption of our 5.75% Senior Notes. The $21 million of such charges recognized in the third quarter of 2019 represented debt discount and deferred financing cost write-offs associated with the portion of our prior senior secured debt that was paid in full in the third quarter of 2019, as well as redemption charges on our 5.75% Senior Notes redeemed in the third quarter of 2019. The $12 million of such charges recognized in the second quarter of 2019 represented accelerated amortization of debt discount and deferred financing costs associated with the portion of our prior senior secured debt that was mandatorily prepaid in or shortly after the second quarter of 2019 and prior extensions thereof.
Corporate administrative support. Corporate administrative support consists primarily of labor, benefits and long-term incentive compensation expense, as well as professional fees for departments which provide support to all of our various operating lines of business, partially offset by internal management fees charged to our other lines of business for that support.
Corporate administrative support costs were approximately $25 million in the third quarter of 2019, $22 million in the second quarter of 2019 and $41 million in the third quarter of 2018. Corporate administrative support costs increased in the third quarter of 2019 as compared to the second quarter of 2019 primarily due to an increase in long-term incentive compensation expense driven by operating income performance. Corporate administrative support costs in the third quarter of 2019 decreased as compared to the same period of 2018 primarily due to a decrease in long-term incentive compensation expense resulting from the adoption of a retirement policy for certain officers in the third quarter of 2018 that increased expense in that period and a reduction in internal management fees charged to our pharmacy business which ceased operations.

Corporate administrative support costs were approximately $66 million in the nine months ended September 30, 2019 as compared to $71 million for the same period in 2018. The decrease in corporate administrative support costs was primarily due to a decrease in long-term incentive compensation expense resulting from the adoption of a retirement policy for certain officers in the third quarter of 2018 that increased expense in that period and a reduction in internal management fees charged to our pharmacy business which ceased operations.
Other income. Other income was $5 million for the third quarter of 2019, $6 million for the second quarter of 2019 and $4 million for the third quarter of 2018. The decrease in other income in the third quarter of 2019 as compared to the second quarter of 2019 was primarily due to an increase in foreign currency losses, partially offset by an increase in interest income and a decrease in losses on the sale of investments in the third quarter of 2019. The increase in other income for the third quarter of 2019 as compared to the third quarter of 2018 was primarily due to an increase in interest income, partially offset by an increase in foreign currency losses.
Other income was approximately $18 million in the nine months ended September 30, 2019 as compared to $11 million for the same period in 2018. This increase was primarily due to an increase in interest income.
Income taxes. The Company's effective income tax rate for continuing operations was 23.8% for the third quarter of 2019 as compared to 23.5% for the second quarter of 2019 and 31.1% for the third quarter of 2018. The Company's effective income tax rate increased in the third quarter of 2019 as compared to the second quarter of 2019 primarily due to goodwill impairment charges recognized during the third quarter of 2019, and decreased in the third quarter of 2019 as compared to the third quarter of 2018 primarily due to the amount of nondeductible advocacy costs recognized in the third quarter of 2018 that did not recur in the third quarter of 2019.
The Company's effective income tax rate for continuing operations was 24.3% for the nine months ended September 30, 2019 as compared to 26.2% for the nine months ended September 30, 2018. This decrease was primarily due to the amount of nondeductible advocacy costs recognized in the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2019.
Noncontrolling interests. Net income attributable to noncontrolling interests was $58 million for the third quarter of 2019 as compared to $54 million for the second quarter of 2019 and $40 million for the third quarter of 2018. The increase in net income attributable to noncontrolling interests in the third quarter of 2019 as compared to the second quarter of 2019 was primarily due to one additional treatment day in the third quarter of 2019 as compared to the second quarter of 2019 as well as improved operating margin due to calcimimetics which improved earnings in our joint ventures. The increase in net income attributable to noncontrolling interests in the third quarter of 2019 as compared to the third quarter of 2018 was primarily due to improved earnings at certain joint ventures.
Net income attributable to noncontrolling interests was $152 million in the nine months ended September 30, 2019 as compared to $126 million for the same period in 2018. This increase was primarily due to improved earnings at certain joint ventures.
Accounts receivable. Our consolidated accounts receivable balances at September 30, 2019 and December 31, 2018 were $1.901 billion and $1.859 billion, respectively, which represented approximately 61 days and 62 days sales outstanding (DSO), respectively, net of allowance for uncollectible accounts. The decrease in DSO was primarily due to improved collections related to certain payors. Our DSO calculation is based on the current quarter’s average revenues per day. There were no significant changes during the third quarter of 2019 from the second quarter of 2019 in the amount of unreserved accounts receivable over one year old or the amounts pending approval from third-party payors.

Liquidity and capital resources
The following table shows the summary of our major sources and uses of cash, cash equivalents and restricted cash:

	Three months ended		Nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(dollars in millions)
Net cash provided by operating activities:
Net income	$202	$(97)	$718	$435
Non-cash items	305	466	788	832
Working capital	141	88	(89)	108
Other	(7)	—	(25)	8
	$641	$458	$1,392	$1,382

Net cash (used in) provided by investing activities:
Capital expenditures:
Routine maintenance/IT/other	$(84)	$(101)	$(245)	$(316)
Development and relocations	(90)	(131)	(302)	(390)
Acquisition expenditures	(11)	(24)	(77)	(114)
Proceeds from sale of self-developed properties	12	7	38	33
DMG sale net proceeds received at closing, net of DMG cash divested	—	—	3,825	—
Other	(96)	12	(105)	126
	$(269)	$(237)	$3,134	$(661)

Net cash used in financing activities:
Debt (payments) issuances, net	$(886)	$274	$(2,050)	$846
Distributions to noncontrolling interest	(61)	(46)	(157)	(140)
Contributions from noncontrolling interest	13	12	44	43
Other	5	(1)	(4)	(10)
Share repurchases	(1,764)	(356)	(1,837)	(1,162)
	$(2,693)	$(117)	$(4,004)	$(423)

Total number of shares repurchased	30,591,750	4,849,051	32,651,726	16,844,067
Certain columns or rows may not sum or recalculate due to the use of rounded numbers.
Consolidated cash flows from operating activities during the third quarter of 2019 were $641 million, of which $648 million was from continuing operations, compared with consolidated operating cash flows for the third quarter of 2018 of $458 million, of which $362 million was from continuing operations. The increase in cash flow from continuing operations was primarily driven by an increase in operating income due to one additional treatment day in the third quarter of 2019 as compared to the third quarter of 2018 and decreases in pharmaceutical and advocacy costs, partially offset by an increase in tax payments.
On August 12, 2019, we entered into a new senior secured credit agreement as described in Note 9 to the condensed consolidated financial statements. We used the funds from the new senior secured credit facilities to pay off the remaining balances outstanding under our prior senior credit facilities, to redeem our 5.75% Senior Notes due in 2022 and to fund our tender offer (Tender Offer) and additional share repurchases as described in Note 14 to the condensed consolidated financial statements. The remaining debt borrowings added cash to the balance sheet for potential future acquisitions, share repurchases and other general corporate purposes.
Other significant changes in sources and uses of cash included net payments of $886 million towards debt in the third quarter of 2019. Net debt payments primarily consisted of the principal prepayments totaling $4,042 million on our term debt under our prior senior secured credit facility and the redemption of all of our outstanding 5.75% Senior Notes due in 2022 for an aggregate cash payment consisting of principal and redemption premium of $1,262 million, partially offset by the funding of our term debt of $4,500 million under our new senior secured credit facility. In addition, we incurred deferred financing costs related to our new term debt and a cap premium fee for our forward interest rate cap agreements. By comparison, the third quarter of 2018 included net advances of $274 million, which included a $43 million draw on our prior Term Loan A-2 and net advances of $275 million on our prior revolving line of credit, net of scheduled principal payments on our term debt under our prior senior secured credit facility. See further discussion in Note 9 to the condensed consolidated financial statements related to debt activities. Cash flows used for share repurchases increased in the third quarter of 2019 as compared to the third quarter of 2018 primarily due to the Tender Offer.
Consolidated cash flows from operating activities during the nine months ended September 30, 2019 were $1,392 million, of which $1,295 million was from continuing operations, compared with consolidated operating cash flows for the same period in 2018 of $1,382 million, of which $1,174 million was from continuing operations. The increase in cash flow from continuing operations was primarily driven by an increase in operating income due to decreases in pharmaceutical costs and advocacy costs, partially offset by funding of our 2018 401(k) match contribution in early 2019 and an increase in tax payments.
Other significant changes in sources and uses of cash during the nine months ended September 30, 2019 included the receipt of $4,465 million in preliminary net cash proceeds from Optum at close of the DMG sale in the second quarter of 2019, or $3,825 million net of cash and restricted cash included in DMG net assets sold, and net payments of $2,050 million towards debt in the nine months ended September 30, 2019. Net debt payments primarily consisted of the prepayments of term debt under our prior senior secured credit facility totaling $5,142 million funded primarily by the net proceeds from the DMG sale. In addition, we redeemed our outstanding 5.75% Senior Notes due in 2022 for an aggregate cash payment consisting of principal and redemption premium of $1,262 million, and made scheduled principal payments on our prior term loans. These were partially offset by the funding of our term debt of $4,500 million under our new senior secured credit facility. In addition, we incurred deferred financing costs related to our new term debt and a cap premium fee for our forward interest rate cap agreements. By comparison, the same period in 2018 included net advances of $846 million which included draws on our prior Term Loan A-2 of $995 million and deferred financing costs related to our prior Term Loan A-2, partially offset by scheduled principal payments on our prior term loans and a net reduction on our prior revolving line of credit. See further discussion in Note 9 to the condensed consolidated financial statements related to debt activities. Cash flows used for share repurchases increased in the nine months ended September 30, 2019 as compared to the same period of 2018 primarily due to the Tender Offer.
As of September 30, 2019, we have an undrawn new revolving line of credit under our senior secured credit facilities of $1.0 billion, for which approximately $13 million was committed for outstanding letters of credit. We also have approximately $60 million of outstanding letters of credit under a separate bilateral secured letter of credit facility.
See Note 9 to the condensed consolidated financial statements for components of our long-term debt and their interest rates.
We believe that our cash flow from operations and other sources of liquidity, including from amounts available under our new credit facilities and our access to the capital markets, will be sufficient to fund our scheduled debt service under the terms of our debt agreements and other obligations for the foreseeable future, including the next 12 months. Our primary recurrent sources of liquidity are cash from operations and cash from borrowings.
The table below shows the growth in our dialysis operations by number of owned and operated dialysis centers:

	U.S. Dialysis Centers				International Dialysis Centers
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018	2019	2018	2019	2018
Centers at beginning of period	2,723	2,580	2,664	2,510	248	253	241	237
Acquired	2	3	7	5	2	—	9	18
Developed	24	47	84	118	1	—	1	1
Managed and administrative, net(1)	—	—	(1)	—	—	—	—	—
Sold and closed(2)	(3)	(1)	(6)	(2)	(1)	—	(1)	(2)
Closed(3)	(10)	(4)	(12)	(6)	—	—	—	—
APAC JV operated, net					(1)	(2)	(1)	(3)
Number of centers at end of period	2,736	2,625	2,736	2,625	249	251	249	251

(1)	Represents dialysis centers that we manage or provide administrative services for but in which we own a noncontrolling equity interest or which are wholly-owned by third parties.

(2)	Represents dialysis centers that were sold and/or closed for which patients were not retained.

(3)	Represents dialysis centers that were closed for which the majority of patients were retained and transferred to one of our other existing outpatient dialysis centers.
Goodwill
During the first quarter of 2019, we recognized a $41 million goodwill impairment charge in our German kidney care business. This charge resulted primarily from a change in relevant discount rates, as well as a decline in current and expected future patient census and an increase in first quarter and expected future costs, principally due to wage increases expected to result from recently announced legislation.
During the third quarter of 2019, we recognized an incremental goodwill impairment charge of $79 million in our Germany kidney care business and a $5 million goodwill impairment charge in our German other health operations. The incremental charge recognized in the Germany kidney care business resulted from changes and developments in our outlook for this business since our last assessment. These primarily concern developments in the business in response to evolving market conditions and changes in our expected timing and ability to mitigate them.
During the nine months ended September 30, 2019, we recognized goodwill impairment charges of $125 million consisting of the charges described above.
We did not recognize any goodwill impairment charges during the third quarter of 2018 and recognized a goodwill impairment charge of $3 million at our German other health operations during the nine months ended September 30, 2018.
See further discussion of these impairment charges and our reporting units that remain at risk of goodwill impairment in Note 7 to the condensed consolidated financial statements.
Long-term incentive program (LTIP) compensation
During the nine months ended September 30, 2019, we granted 1,920,536 restricted and performance stock units with an aggregate grant-date fair value of $96 million and a weighted-average expected life of approximately 3.4 years and 2,389,500 stock-settled stock appreciation rights with an aggregate grant-date fair value of $34 million and a weighted-average expected life of approximately 4.0 years.
Long-term incentive compensation expense of $41 million in the third quarter of 2019 increased by approximately $13 million as compared to the second quarter of 2019 primarily due to an increase in the ultimate expected payout of cash-based awards during the third quarter of 2019, which resulted from an increase in expected adjusted operating income for the full year 2019, as well as a full quarter of expense on new stock-based awards in the third quarter of 2019 with only a partial quarter of expense during the second quarter of 2019.
Long-term incentive compensation expense of $41 million in the third quarter of 2019 decreased by approximately $1 million as compared to the third quarter of 2018 primarily due to the adoption of a retirement policy (Rule of 65 policy) during the third quarter of 2018 which resulted in a $14.7 million modification charge and a net acceleration of expense of $8.8 million during the third quarter of 2018, partially offset by an increase in the ultimate expected payout on cash-based awards during the third quarter of 2019, due to an increase in expected adjusted operating income for the full year 2019.
Long-term incentive compensation expense of $82 million for the nine months ended September 30, 2019 increased by approximately $8 million as compared to the nine months ended September 30, 2018. This increase in long-term incentive compensation expense was primarily due to an increase in the ultimate expected payout on cash-based awards during the nine months ended September 30, 2019, which resulted from an increase in expected adjusted operating income for the full year 2019, partially offset by the adoption of the Rule of 65 policy during the nine months ended September 30, 2018 which resulted in a $14.7 million modification charge and a net acceleration of expense of $8.8 million during the nine months ended September 30, 2018.
As of September 30, 2019, there was $167 million in total estimated but unrecognized compensation expense for LTIP awards outstanding, including $152 million related to stock-based compensation arrangements under our equity compensation and employee stock purchase plans. We expect to recognize the performance-based cash component of these LTIP expenses over a weighted average remaining period of 0.6 years and the stock-based component of these LTIP expenses over a weighted average remaining period of 1.6 years.

Stock repurchases
The following table summarizes our repurchases of our common stock during the three and nine months ended September 30, 2019.

	Three months ended September 30, 2019			Nine months ended September 30, 2019
	Shares repurchased	Amount paid (in millions)	Average amount	Shares repurchased	Amount paid (in millions)	Average amount
Tender Offer(1)	21,801,975	$1,234	$56.60	21,801,975	$1,234	$56.60
Open market repurchases	8,789,775	514	58.49	10,849,751	626	57.72
	30,591,750	$1,748	$57.14	32,651.726	$1,860	$56.97

(1)
The amount paid for shares repurchased associated with the Company's Tender Offer during the three and nine months ended September 30, 2019 includes the clearing price of $56.50 per share plus related fees and expenses of $2 million.

See further discussion in Note 14 to the condensed consolidated financial statements, which includes discussion of our $2.0 billion share repurchase authorization that became effective as of the close of business on November 4, 2019.
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

The following is a summary of these contractual obligations and commitments as of September 30, 2019 (in millions):

	Remainder of 2019	1-3 years	4-5 years	After 5 years	Total
Potential cash requirements under other commitments:
Letters of credit	$73	$—	$—	$—	$73
Noncontrolling interests subject to put provisions	875	196	106	119	1,296
Non-owned and minority owned put provisions	3	43	—	—	46
Operating capital advances	—	3	1	3	7
Purchase commitments	80	1,026	—	—	1,106
	$1,031	$1,268	$107	$122	$2,528
See Note 9 and Note 10 to the condensed consolidated financial statements for components of our long-term debt and leases and related interest rates.
We have an agreement with Fresenius Medical Care (FMC) to purchase a certain amount of dialysis equipment, parts and supplies from FMC through December 31, 2020.
We also have an agreement with Baxter Healthcare Corporation (Baxter) that commits us to purchase a certain amount of hemodialysis and peritoneal dialysis supplies at fixed prices through 2022.
Our total expenditures for the nine months ended September 30, 2019 on such products for FMC was approximately 2.5% and for Baxter was 1.6% of our total U.S. dialysis and related lab services operating costs. The actual amount of such purchases in future years will depend upon a number of factors, including, without limitation, the operating requirements of our centers, the number of centers we acquire and growth of our existing centers.
In addition to the commitments listed above, in 2017 we entered into a Sourcing and Supply Agreement with Amgen USA Inc. (Amgen) that expires on December 31, 2022. Under the terms of this agreement, we will purchase EPO in amounts necessary to meet no less than 90% of our requirements for erythropoiesis stimulating agents (ESAs) through the expiration of the contract with Amgen. The actual amount of EPO that we will purchase will depend upon the amount of EPO administered during dialysis as prescribed by physicians and the overall number of patients that we serve.
Settlements of existing income tax liabilities for unrecognized tax benefits of approximately $64 million, including interest, penalties and other long-term tax liabilities, are excluded from the table above as reasonably reliable estimates of their timing cannot be made.
Supplemental Information Concerning Certain Physician Groups and Unrestricted Subsidiaries
The following information is presented as supplemental data as required by the indentures governing the Company’s senior notes.
Prior to the DMG sale, we provided services to certain physician groups within our DMG business which, while consolidated in our financial statements for financial reporting purposes, were not subsidiaries of nor owned by us, did not constitute “Subsidiaries” as defined in the indentures governing our outstanding senior notes, and did not guarantee those senior notes. In addition, we operated under management agreements with these physician groups pursuant to which we received management fees from these physician groups.
From and after September 30, 2019, these physician groups were no longer included in our financial statements as they were deconsolidated with the sale of DMG to Optum. As a result, our consolidated assets, other liabilities, and indebtedness were no longer affected by consolidation of these physician groups. If these physician groups had not been consolidated in our financial statements during 2019, our consolidated net income would have been reduced by approximately $11 million for the nine months ended September 30, 2019. However, our consolidated total net revenues and consolidated operating income would have remained approximately $8.490 billion and $1.181 billion, respectively, since these DMG-related physician groups were all included in discontinued operations during the nine months ended September 30, 2019.
In addition, the DMG business owned a 67% equity interest in California Medical Group Insurance (CMGI), which prior to the sale of DMG was an Unrestricted Subsidiary under the indentures governing our outstanding senior notes, and did not guarantee those senior notes. DMG's equity interest in CMGI was accounted for under the equity method of accounting, meaning that, although CMGI was not consolidated in our financial statements for financial reporting purposes, our consolidated income statement reflected our pro-rata share of CMGI’s net income within net loss from discontinued operations for periods prior to the DMG sale.
For the nine months ended September 30, 2019, if DMG's equity investment income attributable to CMGI were excluded, our consolidated net income would be lower by approximately $249 thousand. See Note 24 to the condensed consolidated financial statements for further details.
New Accounting Standards
See discussion of new accounting standards in Note 22 to the condensed consolidated financial statements.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk
Interest rate sensitivity
During the third quarter of 2019, we entered into a new senior secured credit agreement as described in Note 9 to the condensed consolidated financial statements. The tables below provide information about our financial instruments that are sensitive to changes in interest rates. The table below presents principal repayments and current weighted average interest rates on our debt obligations as of September 30, 2019. The variable rates presented reflect the weighted average LIBOR rates in effect for all debt tranches plus interest rate margins in effect as of September 30, 2019. The new Term Loan A margin in effect at September 30, 2019 is 1.50%, and along with the new revolving line of credit, is subject to adjustment depending upon changes in our leverage ratio. The new Term Loan B bears interest at LIBOR plus an interest rate margin of 2.25%.

									Average interest rate
	Expected maturity date									Fair Value
	2019	2020	2021	2022	2023	2024	Thereafter	Total
	(dollars in millions)
Long term debt:
Fixed rate	$11	$32	$26	$29	$42	$1,777	$1,721	$3,638	5.11%	$3,657
Variable rate	$19	$97	$127	$140	$182	$1,395	$2,614	$4,574	4.31%	$4,594

	Notional Amount	Contract maturity date							Fair Value
		2019	2020	2021	2022	2023	Thereafter	Receive variable
	(dollars in millions)
2015 cap agreements	$3,500	$—	$3,500	$—	$—	$—	—	LIBOR above 3.5%	$—
2019 cap agreements	$3,500	$—	$—	$—	$—	$—	$3,500	LIBOR above 2.0%	$20.6
There has been no material change in the nature of the Company's foreign currency exchange risks described in Item 7A of our consolidated financial statements included in the 10-K for the year ended December 31, 2018.
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
Item 1A. Risk Factors

In addition to the following risk factors and the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part II, Item 1A. Risk Factors of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 (our Q2 Form 10-Q), which could materially affect our business, financial condition, results of operations or future results. The risks and uncertainties discussed below and in our Q2 Form 10-Q are not the only ones facing our business. Other than the risk factors set forth below, there have been no material charges in the risk factors described in our Q2 Form 10-Q. Please also read the cautionary notice regarding forward-looking statements in Part I, Item 2 of this Quarterly Report on Form 10-Q under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations."
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

•	federal and state anti-kickback laws, including, without limitation, any applicable exceptions or regulatory safe harbors thereunder;

•	the Physician Self-Referral Law (the Stark Law) and analogous state self-referral prohibition laws;

•	the 21st Century Cures Act;

•	Federal Acquisition Regulations;

•	the False Claims Act (FCA) and associated regulations;

•	the Civil Monetary Penalty statute (CMP) and associated regulations;

•	the Foreign Corrupt Practices Act (FCPA);

•	Medicare provider requirements, including requirements associated with providing and updating certain information about the Medicare entity and its direct and indirect affiliates;

•	antitrust and competition laws and regulations; and

•
federal and state laws regarding the collection, use and disclosure of patient health information (e.g., Health Insurance Portability and Accountability Act of 1996 (HIPAA)) and the storage, handling, shipment, disposal and/or dispensing of pharmaceuticals and blood products and other biological materials.

In addition, on October 9, 2019, the U.S. Department of Health and Human Services, Office of Inspector General (OIG) and the Centers for Medicare & Medicaid Services (CMS) released a pair of proposed rules that, if adopted, would change the Federal Anti-Kickback Statute (AKS), CMP and Stark Law regulations to promote certain value-based and coordinated care arrangements. The proposed rules are subject to a 75-day comment period following publication in the Federal Register and remain subject to change until the publication of any final rules, the date and content of which are currently unknown.

We are also subject to a five-year Corporate Integrity Agreement (CIA). The term of the CIA expired on October 22, 2019, and the Company is in the process of working with the independent monitor and OIG to close out the review of the final annual reports by the independent monitor and the Company. The CIA imposed a number of additional requirements upon us and, for our domestic dialysis business, required us to report probable violations of criminal, civil or administrative laws applicable to any federal healthcare program for which penalties, sanctions or exclusions may be authorized under applicable healthcare laws and regulations. We expect to continue to incur costs related to CIA compliance, and until OIG closes out the CIA following review of the aforementioned final annual reports, OIG retains the right to impose penalties, sanctions and other consequences on us under the CIA, including, without limitation, potential exclusion from federal healthcare programs. Any future penalties, sanctions or other consequences under the CIA or otherwise could be more severe in circumstances in which OIG or a similar regulatory authority determines that we have repeatedly failed to comply with applicable laws, regulations or requirements. For additional information regarding our CIA, see the risk factor under the heading "If we fail to comply with our Corporate Integrity Agreement, we could be subject to substantial penalties and exclusion from participation in federal healthcare programs that could have a material adverse effect on our business, results of operations, financial condition and cash flows and could materially harm our reputation" in Part II, Item 1A in our Q2 Form 10-Q.
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

•
Mandated changes to our practices or procedures that significantly increase operating expenses that could subject us to ongoing audits and reporting requirements as well as increased scrutiny of our billing and business practices which could lead to potential fines, among other things;

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
For example, the regulatory framework of the Patient Protection and Affordable Care Act and the Health Care Reconciliation Act of 2010, as amended (ACA), and other healthcare reforms continues to evolve as a result of executive, legislative, regulatory and administrative developments and judicial proceedings. As such, there remains considerable uncertainty surrounding the continued implementation of the ACA and what similar healthcare reform measures or other changes might be enacted at the federal and/or state level. While legislative attempts to completely repeal the ACA have been unsuccessful to date, there have been multiple attempts to repeal or amend the ACA through legislative action and legal challenges. For example, in December 2017, the Tax Cuts and Jobs Act of 2017 was signed into law which, among other things, repealed the penalty under ACA's individual mandate, which had required individuals to pay a fee if they failed to obtain a qualifying health insurance plan. In December 2018, a federal district court in Texas ruled the individual mandate was unconstitutional and inseverable from the ACA. As a result, the court ruled the remaining provisions of the ACA were also invalid, though the court declined to issue a preliminary injunction with respect to the ACA. The district court's ruling has been appealed to the U.S. Court of Appeals for the Fifth Circuit, and the ruling has been stayed pending the outcome of the appeal. On July 9, 2019, the U.S. Court of Appeals for the Fifth Circuit heard oral arguments on the appeal. It remains unclear whether the court's ruling ultimately will be upheld by appellate courts.
While there may be significant changes to the healthcare environment in the future, including, without limitation, as a result of potential changes to the political environment in connection with the upcoming election year or otherwise, the specific changes and their timing are not yet apparent. Nevertheless, previously enacted reforms and future changes, including among others, any changes in legislation, regulation or market conditions in connection with the upcoming election years, could have a material adverse effect on our business, results of operations, financial condition and cash flows. For example, our revenue levels are sensitive to the percentage of our patients with higher-paying commercial health insurance, and as such, legislative, regulatory or other changes that decrease the accessibility and availability, including the duration, of commercial insurance may have a material adverse impact on our business. The ACA's health insurance exchanges, which provide a marketplace for eligible individuals and small employers to purchase health insurance, initially increased the accessibility and availability of commercial insurance. However, certain legislative developments, such as the repeal of the individual mandate described above, have adversely impacted the risk pool in certain exchange markets, and the nature and extent of commercial payor participation in the exchanges has fluctuated as a result. Other proposed legislative developments or administrative decisions, such as moving to a universal health insurance or "single payor" system whereby health insurance is provided to all Americans by the government under government programs, or lowering or eliminating the cost-sharing reduction subsidies under the ACA, could impact the percentage of our patients with higher-paying commercial health insurance, impact the scope of coverage under commercial health plans and increase our expenses, among other things. Although we cannot predict the short- or long-term effects of legislative or regulatory changes or the potential outcome or impact of the upcoming elections, we believe that future market changes could result in more restrictive commercial plans with lower reimbursement rates or higher deductibles and co-payments that patients may not be able to pay. To the extent that changes in statutes, regulations or related guidance or changes in other market conditions result in a reduction in the percentage of our patients with commercial insurance, limit the scope or nature of coverage through the exchanges or other health insurance programs or otherwise reduce reimbursement rates for our services from commercial and/or government payors, it could have a material adverse effect on our business, results of operations, financial condition and cash flows. For additional information on the impact of legislative or regulatory changes on the percentage of our patients with commercial insurance, see the risk factor under the heading "If the number of patients with higher-paying commercial insurance declines, it could have a material adverse effect on our business, results of operations, financial condition and cash flows" in Part II, Item 1A in our Q2 Form 10-Q.
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
In addition to the ACA, changing legislation has led and may continue to lead to the emergence of new models of care and other initiatives in both the government and private sector. Any failure on our part to adequately implement strategic initiatives to adjust to these marketplace developments could have a material adverse impact on our business. For example, a July 10, 2019 executive order related to kidney care directed CMS to create payment models to evaluate the effects of creating payment incentives for the greater use of home dialysis and kidney transplants for those already on dialysis. CMS subsequently announced the ESRD Treatment Choices (ETC) mandatory payment model, which will be administered through the CMS Innovation Center (CMMI) and is proposed to launch in 50% of dialysis clinics across the country beginning in 2020. Under the proposed rule, which was subject to a comment period that ended in September 2019, CMS would select ESRD facilities and clinicians to participate in the model according to their location in randomly selected geographic areas and would require participation to minimize the potential for selection effect. We are in the early stages of assessing the potential impact of the ETC mandatory payment model, but we believe that if launched as proposed, the ETC model would negatively impact Medicare coverage and/or payment for ESRD claims. With home dialysis as a focus of the ETC model and the industry generally, any failure to adequately implement our growth strategy or offer or build on our abilities to offer home dialysis options, to the extent such failure results in a significant reduction in the number of our patients, could have a material adverse impact on our business, results of operation, financial condition and cash flows.
In connection with the executive order, CMS also announced the implementation of four voluntary payment models designed to help healthcare providers reduce the cost and improve the quality of care for patients with late-stage chronic kidney disease and ESRD. CMS has stated these payment models are aimed to prevent or delay the need for dialysis and encourage kidney transplantation. These payment models also are currently scheduled to be launched in 2020. In October 2019, CMS released initial guidance around the voluntary payment models, and we expect additional guidance in the coming months. We are in the early stages of evaluating the voluntary payment models.
In addition, CMMI is currently working with various healthcare providers to develop, refine and implement Accountable Care Organizations (ACOs) and other innovative models of care for Medicare and Medicaid beneficiaries, including, without limitation, the Comprehensive ESRD Care Model (CEC Model) (which includes the development of end stage renal disease (ESRD) Seamless Care Organizations), the Duals Demonstration, and other models. We are currently participating in the CEC Model with CMMI, including with organizations in Arizona, Florida, and adjacent markets in New Jersey and Pennsylvania. Our U.S. dialysis business may choose to participate in additional models either as a partner with other providers or independently. Even in areas where we are not directly participating in these or other CMMI models, some of our patients may be assigned to an ACO, another ESRD Care Model, or another program, in which case the quality and cost of care that we furnish will be included in an ACO's, another ESRD Care Model's, or other program's calculations.
In addition to the aforementioned new models of care, federal bipartisan legislation related to full capitation demonstration for ESRD was proposed in late 2017. Legislation, which has yet to secure introduction to the 116th Congress, would build on prior coordinated care models, such as the CEC Model, and would establish a demonstration program for the provision of integrated care to Medicare ESRD patients. We have made and continue to make investments in building our integrated care capabilities, but there can be no assurances that initiatives such as this or similar legislation will be introduced or passed into law. If such legislation is passed, there can be no assurances that we will be able to successfully execute on the required strategic initiatives that would allow us to provide a competitive and successful integrated care program on the broader scale contemplated by this legislation, and in the desired timeframe. Additionally, the ultimate terms and conditions of any such potential legislation remain unclear-for example, our costs of care could exceed our associated reimbursement rates under such legislation. The new and evolving landscape for integrated kidney care also has led to opportunities with relative ease of entry for certain smaller and/or non-traditional providers, and we may be competing for patients in an asymmetrical environment with respect to data and/or regulatory requirements given our status as an ESRD service provider. For additional detail on our evolving competitive environment, see the risk factor under the heading "If we are unable to compete successfully, including, without limitation, implementing our growth strategy and/or retaining patients and physicians willing to serve as medical directors, it could materially adversely affect our business, results of operations, financial condition and cash flows" in Part II, Item 1A in our Q2 Form 10-Q. In general, if we are unable to efficiently adjust to these and other new models of care, it may, among other things, erode our patient base or reimbursement rates, which could have a material adverse impact on our business, results of operation, financial condition and cash flows.
There have also been several state initiatives to limit payments to dialysis providers or impose other burdensome operational requirements. For example, on October 24, 2019, the Service Employees International Union - United Healthcare Workers West (SEIU) proposed a California statewide ballot initiative for the November 2020 election that seeks to impose certain regulatory requirements on dialysis clinics, including requirements related to physician staffing levels, clinical reporting, clinical treatment options and the ability to make decisions on closing or reducing services for dialysis clinics. We expect to incur costs in connection with this new proposal, should it become eligible for the November 2020 election, and other potential ballot initiatives-and these costs may be substantial. Similar initiatives were also proposed in Ohio and Arizona in the 2018 election cycle; however, neither of these initiatives met the applicable requirements for inclusion on the state ballot for the November 2018 elections. We may face similar ballot initiatives or other legislation in the future in these or other states.
There have also been rule making and legislative efforts at both the federal and state level concerning charitable premium assistance. In December 2016, CMS published an interim final rule that questioned the use of charitable premium assistance for ESRD patients and would have established new conditions for coverage standards for dialysis facilities. In January 2017, a federal district court in Texas issued a preliminary injunction on CMS' interim final rule and in June 2017, at the request of CMS, the court stayed the proceedings while CMS pursues new rulemaking options. In June 2019, CMS sent to the White House Office of Management and Budget a proposed rule entitled "Conditions for Coverage for End-Stage Renal Disease Facilities-Third Party Payments," which is expected to be released in 2019. In addition, on October 13, 2019 a California bill (AB 290) was signed into law that limits the amount of reimbursement paid to certain providers for services provided to patients with commercial insurance who receive charitable premium assistance. AB 290 is expected to become effective in July 2020. The American Kidney Fund (AKF), an organization that provides charitable premium assistance, announced that it will be withdrawing from California at the end of 2019 as a result of the newly signed law. AKF has already ceased taking applications for new patient assistance in California. In the event AB 290 becomes effective and the AKF withdraws from California, we expect an adverse impact on the ability of patients to afford Medicare premiums and Medicare supplemental (Medigap) and commercial coverage, which we expect will in turn result in an adverse impact on our business, results of operations, financial condition and cash flows. In addition, bills similar to AB 290 were recently introduced in Illinois (SB 650) and Oregon (SB 900), but have not been successfully passed to date. If these or similar bills are introduced and implemented in other jurisdictions, and organizations that provide charitable premium assistance in those jurisdictions are similarly impacted, it could in the aggregate have a material adverse impact on our business, results of operations, financial condition and cash flows. For additional information on the impact of decreases to the percentage of our patients with commercial insurance, see the risk factor under the heading "If the number of patients with higher-paying commercial insurance declines, it could have a material adverse effect on our business, results of operations, financial condition and cash flows" in Part II, Item 1A in our Q2 Form 10-Q.
Any law, rule or guidance proposed or issued by CMS or other federal or state regulatory or legislative authorities or others, including, without limitation, any initiatives similar to the proposed legislation and ballot initiatives described above, or other future ballot or other initiatives restricting or prohibiting the ability of patients with access to alternative coverage from selecting a marketplace plan on or off exchange, limiting the amount of revenue that a dialysis provider can retain for caring for patients with commercial insurance, imposing burdensome operational requirements, affecting payments made to providers for services provided to patients who receive charitable premium assistance and/or otherwise restricting or prohibiting the use of charitable premium assistance, could cause us to incur substantial costs to oppose any such proposed measures, impact our dialysis center development plans, and if passed and/or implemented, could adversely impact dialysis centers across the U.S. making certain centers economically unviable, lead to the closure of certain centers, restrict the ability of dialysis patients to obtain and maintain optimal insurance coverage, and in some cases, have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
In addition, under the terms of the equity purchase agreement in connection with the DMG sale agreement, as amended (the "DMG sale agreement") (and subject to the limitations therein), we agreed to certain indemnification obligations. As a result, we may become obligated to make payments to the buyer relating to our previous ownership and operation of the DMG business. Claims giving rise to these potential payments include, without limitation, claims related to breaches of our representations and warranties and covenants, including claims for breaches of our representations and warranties regarding compliance with law, litigation, absence of undisclosed liabilities, employee benefit matters, labor matters, or taxes, among others, and other claims for which we provided the buyer with a special indemnity. Any such post-closing liabilities and required payments under the DMG sale agreement, or otherwise, or in connection with any other past or future disposition of material assets or businesses could individually or in the aggregate have a material adverse effect on our business, results of operations, financial condition and cash flows and could materially harm our reputation. Further, the purchase price in the DMG sale agreement is subject to customary post-closing adjustments, including, without limitation, as a result of certain net working capital adjustments. We are currently engaged with Optum concerning what, if any, net working capital adjustment or other potential adjustments to the purchase price are appropriate, via the process set forth in the DMG sale agreement. Any negative adjustments to the purchase price, including, without limitation, as a result of this ongoing engagement with Optum, could result in a material adverse change in the amount of consideration that we are able to retain.
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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
Share repurchases

The following table summarizes our repurchases of our common stock during the third quarter of 2019:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
July 1-31, 2019	4,214,205	$56.47	4,214,205	$2,000
August 1-31, 2019	21,801,975	56.57	21,801,975	$768
September 1-30, 2019	4,575,570	60.47	4,575,570	$492
	30,591,750	$57.14	30,591,750
On July 11, 2018, our Board of Directors approved an additional share repurchase authorization in the amount of approximately $1.39 billion. This share repurchase authorization was in addition to the approximately $110 million remaining at that time under our Board of Directors’ prior share repurchase authorization approved in October 2017.
Effective July 17, 2019, our Board of Directors terminated all remaining prior share repurchase authorizations available to us at that time and approved a new share repurchase authorization of $2.0 billion. As of the close of business on November 4, 2019, we had repurchased a total of 30,660,921 of shares of our common stock for $1.75 billion under this repurchase authorization.
Effective as of the close of business on November 4, 2019, the Board terminated all remaining prior share repurchase authorizations available to us under the aforementioned July 17, 2019 authorization and approved a new share repurchase authorization of $2.0 billion. We are authorized to make purchases from time to time in the open market or in privately negotiated transactions, including without limitation, through accelerated share repurchase transactions, derivative transactions, tender offers, Rule 10b5-1 plans or any combination of the foregoing, depending upon market conditions and other considerations.
As of November 6, 2019, we had a total of $2.0 billion available under the current repurchase authorization for additional share repurchases. Although this share repurchase authorization does not have an expiration date, we remain subject to share repurchase limitations, including under the terms of the current senior secured credit facilities and the indentures governing our senior notes.
Items 3, 4 and 5 are not applicable
Item 6.    Exhibits
The information required by this Item is set forth in the Index to Exhibits that precedes the signature page of this Quarterly Report on Form 10-Q.

INDEX TO EXHIBITS

Exhibit
Number

10.1
Credit Agreement, dated August 12, 2019, by and among DaVita Inc., certain subsidiary guarantors party thereto, the lenders party thereto, Credit Agricole Corporate and Investment Bank, JPMorgan Chase Bank, N.A. and MUFG Bank Ltd., as co-syndication agents, Bank of America, N.A., Barclays Bank PLC, Credit Suisse Loan Funding LLC, Goldman Sachs Bank USA, Morgan Stanley Senior Funding, Inc. and Suntrust Bank, as co-documentation agents, and Wells Fargo Bank, National Association, as administrative agent, collateral agent and swingline lender. (1)

31.1	Certification of the Chief Executive Officer, dated November 6, 2019, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

31.2	Certification of the Chief Financial Officer, dated November 6, 2019, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ✓

32.1	Certification of the Chief Executive Officer, dated November 6, 2019, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

32.2	Certification of the Chief Financial Officer, dated November 6, 2019, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ✓

101.INS	XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. ✓

101.SCH	Inline XBRL Taxonomy Extension Schema Document. ✓

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. ✓

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. ✓

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. ✓

101.PRE	Inline XBRL Taxonomy Extension Presentation, Linkbase Document. ✓

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). ✓

✓	Filed or furnished herewith.
(1)	Filed on August 14, 2019 as Exhibit 10.1 to the Company's Current Report on Form 8-K.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAVITA INC.

BY:	/s/ JAMES K. HILGER
James K. Hilger
Chief Accounting Officer*
Date: November 6, 2019

*	Mr. Hilger has signed both on behalf of the Registrant as a duly authorized officer and as the Registrant’s principal accounting officer.