Form 10-K
period 2019-12-31
DAVITA INC.
filed 2020-02-21
CIK 927066

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 28, 2019, the aggregate market value of the Registrant's common stock outstanding held by non-affiliates based upon the closing price on the New York Stock Exchange was approximately $9.3 billion.
As of January 31, 2020, the number of shares of the Registrant’s common stock outstanding was approximately 125.6 million shares.
Documents incorporated by reference
Portions of the Registrant’s proxy statement for its 2020 annual meeting of stockholders are incorporated by reference in Part III of this Form 10-K.

DAVITA INC.

PART I
Item 1.        Business
Unless otherwise indicated in this Annual Report on Form 10-K “DaVita”, “the Company” “we”, “us”, “our” and other similar terms refer to DaVita Inc. and its consolidated subsidiaries. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are made available free of charge through our website, located at http://www.davita.com, as soon as reasonably practicable after the reports are filed with or furnished to the Securities and Exchange Commission (SEC). The SEC also maintains a website at http://www.sec.gov where these reports and other information about us can be obtained. The contents of our website are not incorporated by reference into this report.
Overview of DaVita Inc.
DaVita is a leading healthcare provider focused on transforming care delivery to improve quality of life for patients globally. Incorporated as a Delaware corporation in 1994, we are one of the largest providers of kidney care services in the U.S. and have been a leader in clinical quality and innovation for over 20 years. DaVita is committed to bold, patient-centric care models, implementing the latest technologies and moving toward integrated care offerings. Over the years, we have established a value-based culture with a philosophy of caring that is focused on both our patients and teammates. This culture and philosophy fuel our continuous drive towards achieving our mission to be the provider, partner and employer of choice and fulfilling our vision to "build the greatest healthcare community the world has ever seen."
The loss of kidney function is normally irreversible. Kidney failure is typically caused by Type I and Type II diabetes, hypertension, polycystic kidney disease, long-term autoimmune attack on the kidneys and prolonged urinary tract obstruction. End stage renal disease or end stage kidney disease (ESRD or ESKD) is the stage of advanced kidney impairment that requires continued dialysis treatments or a kidney transplant to sustain life. Dialysis is the removal of toxins, fluids and salt from the blood of patients by artificial means. Patients suffering from ESRD generally require dialysis at least three times a week for the rest of their lives.
Our U.S. dialysis and related lab services (U.S. dialysis) business treats patients with chronic kidney failure and ESRD in the United States, and is our largest line of business. As of December 31, 2019, we provided dialysis and administrative services and related laboratory services throughout the U.S. via a network of 2,753 outpatient dialysis centers in 46 states and the District of Columbia, serving a total of approximately 206,900 patients and provided acute inpatient dialysis services in approximately 900 hospitals. Our robust platform to deliver kidney care services also includes established nephrology and payor relationships as well as home programs. In addition, as of December 31, 2019, we provided dialysis and administrative services to a total of 259 outpatient dialysis centers located in ten countries outside of the U.S., serving approximately 28,700 patients. The Company also consists of our ancillary services and strategic initiatives, which include the aforementioned international operations (collectively, our ancillary services), as well as our corporate administrative support.
Our patient-centric care model leverages our platform of kidney care services to maximize patient choice in both models and modalities of care. We believe that the flexibility we offer coupled with a focus on comprehensive kidney care supports our commitments to help improve clinical outcomes and quality of life for our patients. For the seventh consecutive year, we are an industry leader in the Centers for Medicare & Medicaid Services’ (CMS) Quality Incentive Program (QIP), which promotes high quality services in outpatient dialysis facilities treating patients with ESRD. We are also an industry leader for the sixth consecutive year under CMS’ Five-Star Quality Rating system, which rates eligible dialysis centers based on the quality of outcomes to help patients, their families, and caregivers make more informed decisions about where patients receive care. In addition, we are an industry leader for the total number of patients in home-based dialysis services.
Our quality clinical outcomes are driven by our experienced and knowledgeable teammates. We employ registered nurses, licensed practical or vocational nurses, patient care technicians, social workers, registered dietitians, biomedical technicians and other administrative and support teammates who strive to achieve superior clinical outcomes at our dialysis facilities. In addition to our teammates at our dialysis facilities, as of December 31, 2019, our Chief Medical Officer leads a team of 15 senior nephrologists in our physician leadership team as part of our Office of the Chief Medical Officer (OCMO). This team represents a variety of academic, clinical practice, and clinical research backgrounds. We also have a Physician Counsel that serves as an advisory body to senior management, which is composed of nine physicians with extensive experience in clinical practice, as well as eight Group Medical Directors as of December 31, 2019.
On June 19, 2019, we completed the sale of our DaVita Medical Group (DMG) business, a patient and physician-focused integrated healthcare delivery and management company, to Collaborative Care Holdings, LLC (Optum), a subsidiary of UnitedHealth Group Inc. As a result, the DMG business has been classified as discontinued operations and its results of operations are reported as discontinued operations for all periods presented in the consolidated financial statements included in this report.
For financial information about DMG, see Note 22 to the consolidated financial statements included in this report.
U.S. dialysis business
Our U.S. dialysis business is a leading provider of kidney dialysis services for patients suffering from ESRD. As of December 31, 2019, we provided dialysis and administrative services in the U.S. through a network of 2,753 outpatient dialysis centers in 46 states and the District of Columbia, serving a total of approximately 206,900 patients. We also provide acute inpatient dialysis services in approximately 900 hospitals and related laboratory services throughout the U.S.
According to the United States Renal Data System (USRDS), there were over 523,000 ESRD dialysis patients in the U.S. in 2017. Based on the most recent 2019 annual data report from the USRDS, the underlying ESRD dialysis patient population has grown at an approximate compound rate of 3.6% from 2007 to 2017 and a compound rate of 3.3% from 2012 to 2017, which suggests that the rate of growth of the ESRD patient population is declining. A number of factors may impact ESRD growth rates, including, among others, the aging of the U.S. population, transplant rates, incidence rates for diseases that cause kidney failure such as diabetes and hypertension, mortality rates for dialysis patients and growth rates of minority populations with higher than average incidence rates of ESRD.
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
Although Medicare reimbursement limits the allowable charge per treatment, it provides industry participants with a relatively predictable and recurring revenue stream for dialysis services provided to patients without commercial insurance. For the year ended December 31, 2019, approximately 90% of our total dialysis patients were covered under some form of government-based program, with approximately 74% of our dialysis patients covered under Medicare and Medicare-assigned plans.
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
Some ESRD patients who are healthier and more independent may perform home hemodialysis in their home or residence through the use of a hemodialysis machine designed specifically for home therapy that is portable, smaller and easier to use. Patients receive training, support and monitoring from registered nurses, usually in our outpatient dialysis centers, in connection with their home hemodialysis treatment. Home hemodialysis is typically performed with greater frequency than dialysis treatments performed in outpatient dialysis centers and on varying schedules.

•	Peritoneal dialysis
Peritoneal dialysis uses the patient’s peritoneal or abdominal cavity to eliminate fluid and toxins and is typically performed at home. The most common methods of peritoneal dialysis are continuous ambulatory peritoneal dialysis (CAPD)

and continuous cycling peritoneal dialysis (CCPD). Because it does not involve going to an outpatient dialysis center three times a week for treatment, peritoneal dialysis is generally an alternative to hemodialysis for patients who are healthier, more independent and desire more flexibility in their lifestyle.
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
Kidney transplantation
Although kidney transplantation, when successful, is generally the most desirable form of therapeutic intervention, the shortage of suitable donors, side effects of immunosuppressive pharmaceuticals given to transplant recipients and dangers associated with transplant surgery for some patient populations have generally limited the use of this treatment option. An executive order signed in July 2019 (the 2019 Executive Order) directed the Department of Health and Human Services (HHS) to develop policies addressing, among other things, the goal of making more kidneys available for transplant. As directed by the 2019 Executive Order, the CMS, through its Center for Medicare and Medicaid Innovation (CMMI), subsequently released the framework for certain proposed voluntary payment models that would adjust payment incentives to encourage kidney transplants. For more information regarding the 2019 Executive Order and these payment models, please see the discussion below under the heading “-New models of care and Medicare and Medicaid program reforms.”
U.S. dialysis services we provide
Outpatient hemodialysis services
As of December 31, 2019, we operated or provided administrative services through a network of 2,753 outpatient dialysis centers in the U.S. that are designed specifically for outpatient hemodialysis. In 2019, our overall network of U.S. outpatient dialysis centers increased by 89 primarily as a result of the opening of new dialysis centers and acquisitions, net of center closures, representing a total increase of approximately 3.3% from 2018.
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
Under Medicare regulations, we cannot promote, develop or maintain any kind of contractual relationship with our patients that would directly or indirectly obligate a patient to use or continue to use our dialysis services, or that would give us any preferential rights other than those related to collecting payments for our dialysis services. Our total patient turnover, which is based upon all causes, averaged approximately 24% in both 2019 and 2018. However, in 2019, the overall number of patients to whom we provided services in the U.S. increased by approximately 2.1% from 2018, primarily from the opening of new dialysis centers and acquisitions, and continued growth within the industry.
Hospital inpatient hemodialysis services
As of December 31, 2019, we provided hospital inpatient hemodialysis services, excluding physician services, to patients in approximately 900 hospitals throughout the U.S. We render these services based on a contracted per-treatment fee that is individually negotiated with each hospital. When a hospital requests our services, we typically administer the dialysis treatment at the patient’s bedside or in a dedicated treatment room in the hospital, as needed.
Home-based dialysis services
Home-based dialysis services includes home hemodialysis and peritoneal dialysis. Many of our outpatient dialysis centers offer certain support services for dialysis patients who prefer and are able to perform either home hemodialysis or peritoneal dialysis in their homes. Home-based hemodialysis support services consist of providing equipment and supplies, training, patient monitoring, on-call support services and follow-up assistance. Registered nurses train patients and their families or other caregivers to perform either home hemodialysis or peritoneal dialysis. The 2019 Executive Order and related HHS guidance described above also included a stated goal of increasing the relative number of new ESRD patients that receive dialysis at home as compared to those receiving dialysis in center or at a hospital.

According to the most recent 2019 annual data report from the USRDS, in 2017 approximately 12% of ESRD dialysis patients in the U.S. perform home-based dialysis.
The following graph summarizes our U.S. dialysis treatments by modality and U.S. dialysis patient services revenues by modality for the year ended December 31, 2019.
Treatments and revenues by modality:
Other
ESRD laboratory services
We operate one separately licensed and highly automated clinical laboratory which specializes in ESRD patient testing. This specialized laboratory provides routine laboratory tests for dialysis and other physician-prescribed laboratory tests for ESRD patients which are integral components of the overall dialysis services that we provide. Our laboratory provides these tests predominantly for our network of ESRD patients throughout the U.S. These tests are performed to monitor a patient’s ESRD condition, including the adequacy of dialysis, as well as other medical conditions of the patient. Our laboratory utilizes information systems which provide information to certain members of the dialysis centers’ staff and medical directors regarding critical outcome indicators.
Management services
We currently operate or provide management and administrative services pursuant to management and administrative services agreements to 44 outpatient dialysis centers located in the U.S. in which we either own a noncontrolling interest or which are wholly-owned by third parties. Management fees are established by contract and are recognized as earned typically based on a percentage of revenues or cash collections generated by the outpatient dialysis centers.
Sources of revenue—concentrations and risks
Our U.S. dialysis revenues represent approximately 92% of our consolidated revenues for the year ended December 31, 2019. Our U.S. dialysis revenues are derived primarily from our core business of providing dialysis services and related laboratory services and, to a lesser extent, the administration of pharmaceuticals and management fees generated from providing management and administrative services to certain outpatient dialysis centers, as discussed above.
The sources of our U.S. dialysis revenues are principally from government-based programs, including Medicare and Medicare-assigned plans and Medicaid and managed Medicaid plans and commercial insurance plans. Our largest source of revenue is from Medicare and Medicare-assigned plans which accounted for 59% of our overall U.S. dialysis patient services revenues for the year ended December 31, 2019. Other sources of our U.S. dialysis patient services revenues for the year ended December 31, 2019, were from commercial payors (including hospital dialysis services) accounting for 31% of revenues, Medicaid and Managed Medicaid plans accounting for 6% of our revenues and other government programs accounting for 4% of our revenues.
Medicare revenue
Government dialysis related payment rates in the U.S. are principally determined by federal Medicare and state Medicaid policy. For patients with Medicare coverage, all ESRD payments for dialysis treatments are made under a single bundled payment rate which provides a fixed payment rate to encompass all goods and services provided during the dialysis treatment that are related to the dialysis treatment, including certain pharmaceuticals, such as Epogen® (EPO), vitamin D analogs and iron supplements, irrespective of the level of pharmaceuticals administered to the patient or additional services performed except for calcimimetics, a drug class taken by many patients with ESRD to treat mineral bone disorder. As of

January 1, 2018, calcimimetics became part of the Medicare Part B ESRD payment, subject to a transitional drug add-on payment adjustment (TDAPA). Most lab services are also included in the bundled payment. Under the ESRD Prospective Payment System (PPS), the bundled payments to a dialysis facility may be reduced by as much as 2% based on the facility’s performance in specified quality measures set annually by CMS through its Quality Incentive Program (QIP). CMS established QIP through the Medicare Improvements for Patients and Providers Act of 2008 to promote high quality services in outpatient dialysis facilities treating patients with ESRD. QIP associates a portion of Medicare reimbursement directly with a facility’s performance on quality of care measures. Reductions in Medicare reimbursement result when a facility’s overall score on applicable measures does not meet established standards. The bundled payment rate is also adjusted for certain patient characteristics, a geographic usage index and certain other factors.
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
In November 2019, CMS issued a final rule to update the Medicare ESRD PPS payment rate and policies. Among other things, the final rule expands the transitional drug add-on payment to certain new renal dialysis drugs and biological products and amends the reporting measures in the ESRD QIP. CMS estimates the overall impact of the final rule will increase Medicare reimbursement to ESRD facilities by 1.7% in 2020.
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
In recent years, federal legislative and executive action has been focused on developing new models of kidney care for Medicare beneficiaries. For example, CMMI is working with various healthcare providers to develop, refine and implement Accountable Care Organizations (ACOs) and other innovative models of care for Medicare and Medicaid beneficiaries, including ACOs, the Comprehensive ESRD Care (CEC) Model (which includes the development of ESRD Seamless Care Organizations (ESCOs)) and the Duals Demonstration. In addition, federal bipartisan legislation related to full capitation demonstration for ESRD was proposed in late 2017. Legislation, which has yet to secure introduction to the 116th Congress, would build on prior coordinated care models, such as the CEC Model, and would establish a demonstration program for the provision of integrated care to Medicare ESRD patients. More recently, the 2019 Executive Order directed CMS to create payment models to evaluate the effects of creating payment incentives for the greater use of home dialysis and kidney transplants for those already on dialysis. For additional detail on these and other developments in models of care, see the discussion below under the heading “—New models of care and Medicare and Medicaid program reforms.”

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
Commercial revenue
Before a patient becomes eligible to elect to have Medicare as their primary payor for dialysis services, a patient’s commercial insurance plan, if any, is generally responsible for payment of such dialysis services for up to the first 33 months, as discussed above. Although commercial payment rates vary, average commercial payment rates established under commercial contracts are generally significantly higher than Medicare rates. The payments we receive from commercial payors generate nearly all of our profits and all of our nonacute dialysis profits come from commercial payors. Payment methods from commercial payors can include a single lump-sum per treatment, referred to as bundled rates, or in other cases separate payments for dialysis treatments and pharmaceuticals, if used as part of the treatment, referred to as FFS rates. Commercial payment rates are the result of negotiations between us and insurers or third-party administrators. Our out-of-network payment rates are on average higher than in-network commercial contract payment rates. Some of our commercial contracts pay us under a single bundled payment rate for all dialysis services provided to covered patients. However, some of our commercial contracts also pay us for certain other services and pharmaceuticals in addition to the bundled payment. Our commercial contracts typically contain annual price escalator provisions.
Approximately 25% of our U.S. dialysis patient services revenues and approximately 10% of our U.S. dialysis patients are associated with non-acute commercial payors for the year ended December 31, 2019. Non-acute commercial patients as a percentage of our total U.S. dialysis patients for 2019 were relatively flat compared to 2018. Less than 1% of our U.S. dialysis revenues are due directly from patients. There is no single commercial payor that accounted for more than 10% of total U.S. dialysis revenues for the year ended December 31, 2019. See Note 2 to the consolidated financial statements included in this report for disclosure on our concentration related to our commercial payors on a total consolidated revenue basis.
Both the number of our patients under commercial plans and the rates under these commercial plans are subject to change based on a number of factors. These factors include, among others, a highly competitive rate environment that shapes our ongoing negotiations with commercial payors; changes in commercial plan design; and the health of the U.S. economy. In addition, changes in state and federal legislation, regulations, rules, laws, guidance or other requirements may impact the availability and scope of commercial insurance, including, among others, developments that impact the healthcare exchanges introduced by the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (Affordable Care Act (ACA)) and commercial payor participation in that marketplace as well as developments that impact the availability of charitable premium assistance. For additional detail on the potential impact of these factors on our commercial revenue, see the risk factors in Item 1A Risk Factors under the headings “Changes in federal and state healthcare legislation or regulations could have a material adverse effect on our business, results of operations, financial condition and cash flows”; “If the average rates that commercial payors pay us decline significantly or if patients in commercial plans are subject to restriction in plan designs, it would have a material adverse effect on our business, results of operations, financial condition and cash flows”; and “If the number of patients with higher-paying commercial insurance declines, it could have a material adverse effect on our business, results of operations, financial condition and cash flows.”
Revenue from other pharmaceuticals
The impact of physician-prescribed pharmaceuticals on our overall revenues that are separately billable has significantly decreased since Medicare’s single bundled payment system went into effect beginning in January 2011, and as a result of commercial contracts that pay us a single bundled payment rate.
Effective January 1, 2018, both oral and intravenous forms of calcimimetics, a drug class taken by many patients with ESRD to treat mineral bone disorder, became the financial responsibility of our U.S. dialysis business for our Medicare patients and are now reimbursed under Medicare Part B. Previously, calcimimetics were reimbursed for Medicare patients through Part D and dispensed through traditional pharmacies. Currently, the oral and intravenous forms of calcimimetics remain separately reimbursed and therefore are not part of the ESRD PPS bundled payment. During the initial pass-through period, Medicare payments for calcimimetics are based on a pass-through rate of the average sales price plus approximately 6% before sequestration (or 4% adjusted for sequestration), however, in 2020 they will be reimbursed at average sales price plus 0%, before sequestration. CMS has stated intentions to enter calcimimetics into the ESRD bundled payment as of January 1, 2021.

Physician relationships
Joint Venture Partners
We own and operate certain of our dialysis centers through entities that are structured as joint ventures. We generally hold controlling interests in these joint ventures, with certain nephrologists, hospitals, management services organizations, and/or other healthcare providers holding minority equity interests. These joint ventures are typically formed as limited liability companies. For the year ended December 31, 2019, revenues from joint ventures in which we have a controlling interest represented approximately 26% of our net U.S. dialysis revenues. We expect to continue to enter into new U.S. dialysis-related joint ventures in the ordinary course of business.
Community Physicians
An ESRD patient generally seeks treatment at an outpatient dialysis center near their home where their treating nephrologist has practice privileges. Our relationships with local nephrologists and our ability to provide quality dialysis services and to meet the needs of their patients are key factors in the success of our dialysis operations. Over 5,600 nephrologists currently refer patients to our outpatient dialysis centers.
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
Medical directors for our dialysis centers enter into written contracts with us that specify their duties and fix their compensation generally for periods of ten years. The compensation of our medical directors is the result of arm’s length negotiations, consistent with fair market value, and generally depends upon an analysis of various factors such as the physician’s duties, responsibilities, professional qualifications and experience.
Our medical director contracts and joint venture operating agreements generally include covenants not to compete or own interests in other competing outpatient dialysis centers within a defined geographic area for various time periods, as applicable. These non-compete agreements do not restrict or limit the physicians from practicing medicine or prohibit the physicians from referring patients to any outpatient dialysis center, including competing centers.
As part of our Corporate Integrity Agreement, as described below, we agreed not to enforce investment non-compete restrictions relating to dialysis clinics or programs that were established pursuant to a partial divestiture joint venture transaction. Therefore, to the extent a joint venture partner or medical director has a contract(s) with us covering dialysis clinics or programs that were established pursuant to a partial divestiture, we will not enforce the investment non-compete provision relating to those clinics and/or programs.
Capacity and location of our U.S. dialysis centers
Typically we are able to increase our capacity by extending hours at our existing dialysis centers, expanding our existing dialysis centers, relocating our dialysis centers, developing new dialysis centers and by acquiring dialysis centers. The development of a typical outpatient dialysis center by us generally requires approximately $2.4 million for leasehold improvements and other capital expenditures. Based on our experience, a new outpatient dialysis center typically opens within a year after the property lease is signed, normally achieves operating profitability in the second year after Medicare certification and normally reaches maturity within three to five years. Acquiring an existing outpatient dialysis center requires a substantially greater initial investment, but profitability and cash flows are generally accelerated and more predictable. To a limited extent, we enter into agreements to provide management and administrative services to outpatient dialysis centers in which we own a noncontrolling interest or which are wholly-owned by third parties in return for management fees.

As of December 31, 2019, we operated or provided administrative services to a total of 2,753 U.S. outpatient dialysis centers. A total of 2,709 of such centers are consolidated in our financial statements. Of the remaining 44 non-consolidated U.S. outpatient dialysis centers, we own a noncontrolling interest in 41 centers and provide management and administrative services to three centers that are wholly-owned by third parties. The locations of the 2,709 U.S. outpatient dialysis centers consolidated in our financial statements at December 31, 2019, were as follows:
Ancillary services and strategic initiatives businesses, including our international operations
As of December 31, 2019, our ancillary services and strategic initiatives consisted primarily of disease management services, physician services, ESRD seamless care organizations, comprehensive care, vascular access services and clinical research programs, and our international operations and relate primarily to our core business of providing kidney care services.
Ancillary Services and Strategic Business Initiatives
Integrated Care and Chronic Kidney Care. We have made and continue to make investments in building our integrated care capabilities, including the operation of certain strategic business initiatives that are intended to integrate care amongst healthcare participants across the renal care continuum from chronic kidney disease (CKD) to ESRD to kidney transplant. Through improved technology and data sharing, as well as an increasing focus on value based contracting and care, these initiatives seek to bring together physicians, nurses, dieticians, pharmacists, hospitals, dialysis clinics, transplant centers and payors with a view towards improving clinical outcomes for our patients and reducing the overall cost of comprehensive kidney care.

•
Disease management services. VillageHealth DM, LLC doing business as DaVita Integrated Kidney Care (DaVita IKC) provides advanced integrated care management services to health plans and government programs for members/beneficiaries diagnosed with ESRD, chronic kidney failure, and/or poly-comorbid conditions. Through a combination of clinical coordination, innovative interventions, medical claims analysis and information technology, we endeavor to assist our customers and patients in obtaining superior renal healthcare and improved clinical outcomes, as well as helping to reduce overall medical costs. Integrated kidney care management revenues from commercial and Medicare Advantage insurers can be based upon either an established contract fee recognized as earned over the contract period, or related to the operation of value-based programs, including pay for performance, shared savings, and capitation contracts. DaVita IKC also contracts with payors to operate Medicare Advantage ESRD Special Needs Plans to provide ESRD patients full service healthcare. We are at risk for all medical costs of the program in excess of the capitation payments. Furthermore, in October 2015, DaVita IKC entered into management service agreements to support three ESCO joint ventures in which we are an investor through certain wholly- or majority-owned dialysis clinics.

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

•
ESRD Seamless Care Organization joint ventures (ESCO JVs). In October 2015, certain of our dialysis clinics entered into partnerships with various nephrology practices, health systems, and other providers to establish three ESCO JVs in Phoenix-Tucson Arizona, South Florida, and Philadelphia Pennsylvania-Camden, New Jersey. The ESCO JVs were formed under the CMS Innovation Center’s Comprehensive ESRD Care (CEC) Model, a demonstration to assess the impact of care coordination for ESRD patients in a dialysis-center oriented ACO setting. Each ESCO JV has a shared risk arrangement with CMS and the programs are evaluated on a performance year basis. The delivery of improved quality outcomes for patients and program savings depend on the contributions of the dialysis center teammates, nephrologists, health system and hospital partners, pharmacy providers, other primary care and specialty care providers and facilities, and integrated care management support from DaVita IKC, which is also the manager of the ESCO JVs. In 2019, CMS published the results for the 2017 performance year, and all three ESCO JVs earned shared savings payments. Results for 2018 and 2019 performance years are anticipated to be released in 2020.

•
Comprehensive care. Vively Health (formerly known as DaVita Health Solutions) was created to provide comprehensive care through house calls and post-acute care programs to help chronically ill patients through use of community based, physician- and nurse practitioner-led care teams to deliver medical, behavioral, social and palliative care within the patient's home or skilled nursing facility.

Other Strategic Business Initiatives

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
International dialysis operations
As of December 31, 2019, we operated or provided administrative services to a total of 259 outpatient dialysis centers, which includes consolidated and nonconsolidated centers located in ten countries outside of the U.S., serving approximately 28,700 patients. Our international dialysis operations have continued to grow steadily and expand as a result of acquiring and developing outpatient dialysis centers in various strategic markets. Our international operations are included as part of our ancillary services and strategic initiatives.

The locations of our international outpatient dialysis centers are as follows:

Germany	59
Poland	50
Brazil	46
Malaysia(1)	39
Saudi Arabia	23
Colombia	22
Portugal	9
Taiwan(1)	7
China(1)	2
Singapore(1)	2
259

(1)	Includes centers that are operated or managed by our Asia Pacific Joint Venture (APAC JV).
Corporate Administrative Support
Corporate administrative support consists primarily of labor, benefits and long-term incentive compensation costs for departments which provide support to all of our different operating lines of business. These expenses are included in our consolidated general and administrative expenses and are partially offset by the allocation of management fees.
Government regulation
We operate in a complex regulatory environment and are subject to an extensive and evolving set of federal, state and local government laws, regulations and requirements. These laws and regulations require us to meet various standards relating to, among other things, government payment programs, dialysis facilities and equipment, management of centers, personnel qualifications, maintenance of proper records, and quality assurance programs and patient care. Additional discussion on certain of these laws, regulations and requirements is set forth below in this section.
If any of our personnel, representatives or operations are found to violate applicable laws, regulations or other requirements, we could suffer severe consequences that would have a material adverse effect on our business, results of operations, financial condition, cash flows, reputation and stock price, including, among others:

•	Loss of required certifications, suspension or exclusion from, or termination of our participation in government payment programs;

•	Refunds of amounts received in violation of law or applicable payment program requirements dating back to the applicable statute of limitation periods;

•	Loss of licenses required to operate healthcare facilities or administer pharmaceuticals in the states in which we operate;

•	Reductions in payment rates or coverage for dialysis and ancillary services and pharmaceuticals;

•	Criminal or civil liability, fines, damages or monetary penalties, which could be material;

•
Enforcement actions, investigations, or audits by governmental agencies and/or state law claims for monetary damages by patients who believe their protected health information (PHI) has been used, disclosed or not properly safeguarded in violation of federal or state patient privacy laws, including, among others, the Health Insurance Portability and Accountability Act of 1996 (HIPAA) and the Privacy Act of 1974;

•
Mandated changes to our practices or procedures that significantly increase operating expenses or that could subject us to ongoing audits and reporting requirements as well as increased scrutiny of our billing and business practices, any of which could lead to potential fines, among other things;

•
Termination of various relationships and/or contracts related to our business, such as joint venture arrangements, medical director agreements, real estate leases and consulting agreements with physicians; and

•
Harm to our reputation which could negatively impact our business relationships and stock price, affect our ability to attract and retain patients, physicians and teammates, affect our ability to obtain financing and decrease access to new business opportunities, among other things.

We expect that our industry will continue to be subject to extensive and complex regulation, the scope and effect of which are difficult to predict. We are currently subject to various legal proceedings, such as lawsuits, investigations, audits and inquiries by various government and regulatory agencies, all as further described in Note 16 to the consolidated financial statements. Our operations and activities could be reviewed or challenged by regulatory authorities at any time in the future. For additional detail on risks related to each of the foregoing, see the discussion in Item 1A. Risk Factors under the headings, "If we fail to adhere to all of the complex government laws, regulations and requirements that apply to our business, we could suffer severe consequences that could have a material adverse effect on our business, results of operations, financial condition and cash flows, and could materially harm our reputation and stock price."; "Changes in federal and state healthcare legislation or regulations could have a material adverse effect on our business, results of operations, financial condition and cash flows"; and "We are, and may in the future be, a party to various lawsuits, demands, claims, qui tam suits, governmental investigations and audits (including, without limitation, investigations or other actions resulting from our obligation to self-report suspected violations of law) and other legal matters, any of which could result in, among other things, substantial financial penalties or awards against us, mandated refunds, substantial payments made by us, required changes to our business practices, exclusion from future participation in Medicare, Medicaid and other healthcare programs and possible criminal penalties, any of which could have a material adverse effect on our business, results of operations, financial condition, cash flows, reputation and stock price."
Licensure and certification
Our dialysis centers are certified by CMS, as is required for the receipt of Medicare payments. Certain of our payor contracts also condition payment on Medicare certification. In some states, our outpatient dialysis centers also are required to secure additional state licenses and permits. Governmental authorities, primarily state departments of health, periodically inspect our centers to determine if we satisfy applicable federal and state standards and requirements, including the conditions of participation in the Medicare ESRD program.
We have experienced some delays in obtaining Medicare certifications from CMS, though recent changes by CMS in the prioritizing of dialysis providers as well as legislation allowing private entities to perform initial dialysis facilities certifications has helped to decrease or limit certain delays.
In addition, in November 2019, CMS finalized a Provider Enrollment Rule creating new onerous disclosure obligations for all providers enrolled in Medicare, Medicaid and the Children’s Health Insurance Plan (CHIP). The final rule imposes a stronger revocation authority and increases the bar for re-enrollment for providers who submit incomplete or inaccurate information or who have affiliations with other providers that CMS has determined pose undue risk of fraud, waste or abuse. If we fail to comply with these and other applicable requirements on our licensure and certification programs, particularly in light of increased penalties that include a 10-year ban to re-enrollment, under certain circumstances it could have a material adverse impact on our business, results of operations, financial condition, cash flows and reputation.
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
Federal criminal penalties for the violation of the federal Anti-Kickback Statute include imprisonment, fines and exclusion of the provider from future participation in the federal healthcare programs, including Medicare and Medicaid. Violations of the federal Anti-Kickback Statute are punishable by imprisonment for up to ten years and fines of up to $100,000 or both. Larger fines can be imposed upon corporations under the provisions of the U.S. Sentencing Guidelines and the Alternate Fines Statute. Individuals and entities convicted of violating the federal Anti-Kickback Statute are subject to mandatory exclusion from participation in Medicare, Medicaid and other federal healthcare programs for a minimum of five years. Civil penalties for violation of this law include up to $100,000 in monetary penalties per violation, repayments of up to three times the total payments between the parties to the arrangement and suspension from future participation in Medicare and Medicaid. Court decisions have held that the statute may be violated even if only one purpose of remuneration is to induce referrals. The ACA amended the federal Anti-Kickback Statute to clarify the intent that is required to prove a violation. Under the statute as amended, the defendant may not need to have actual knowledge of the federal Anti-Kickback Statute or have the specific intent to violate it. In addition, the ACA amended the federal Anti-Kickback Statute to provide that any claims for items or services resulting from a violation of the federal Anti-Kickback Statute are considered false or fraudulent for purposes of the False Claims Act (FCA).
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
DaVita and its subsidiaries enter into several arrangements with physicians and other potential referral sources, that potentially implicate the Anti-Kickback Statute, such as:
Medical Director Agreements. Because our medical directors may refer patients to our dialysis centers, our arrangements with these physicians are designed to substantially comply with the safe harbor for personal service arrangements. Although we endeavor to structure the Medical Director Agreements we enter into with physicians to substantially comply with the safe harbor for personal service arrangements, including the requirement that compensation be consistent with fair market value, the safe harbor requires that when services are provided on a part-time basis, the agreement must specify the schedule of intervals of services, and their precise length and the exact charge for such services. Because of the nature of our medical directors’ duties, it is impossible to fully satisfy this technical element of the safe harbor. As a result, these arrangements could be subject to scrutiny since they do not expressly describe the schedule of part-time services to be provided under the arrangement.
Joint Ventures. As noted above, we own a controlling interest in numerous U.S. dialysis related joint ventures. Our internal policies, procedures, and template agreements were developed and are utilized for compliance with the Anti-Kickback Statute. However, we recognize that at times these joint ventures do not fully satisfy all of the requirements of the safe harbor for investments in small entities. Although failure to comply with a safe harbor does not render an arrangement illegal under the federal Anti-Kickback Statute, an arrangement that does not operate within a safe harbor may be subject to scrutiny by both federal and state government enforcement agencies including the Department of Health and Human Services’ Office of Inspector General (OIG) and the Department of Justice (DOJ). Joint ventures that fall outside the safe harbors are evaluated on a case-by-case basis under the federal Anti-Kickback Statute.
Lease Arrangements. We lease space from entities in which physicians, hospitals or medical groups hold ownership interests, and we sublease space to referring physicians. We endeavor to structure these arrangements to comply with the federal Anti-Kickback Statute safe harbor for space rentals in all material respects.
Consulting Agreements. From time to time, we enter into consulting agreements with physicians. Engaged physicians provide services including providing input on processes, services and protocols as well as providing education on assorted topics. We endeavor to structure these arrangements to comply with the federal Anti-Kickback Statute safe harbor for personal services in all material respects.
Employment Agreements. Our subsidiary Nephrology Practice Solutions employs physicians to provide administrative and clinical services. We endeavor to structure these arrangements to comply with the federal Anti-Kickback Statute safe harbor for employment in all material respects.
Common Stock. Some referring physicians may own our common stock. We believe that these interests materially satisfy the requirements of the Anti-Kickback Statute safe harbor for investments in large publicly traded companies.
Discounts. Our dialysis centers and subsidiaries sometimes acquire certain items and services at a discount that may be reimbursed by a federal healthcare program. We endeavor to structure our vendor contracts that include discount or rebate provisions to comply with the federal Anti-Kickback Statute safe harbor for discounts.
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
As part of the Department of Health and Human Services (HHS) Regulatory Sprint to Coordinated Care (Regulatory Sprint), in October 2019, OIG issued proposed modifications to certain of its Anti-Kickback and Civil Monetary Penalties regulations. OIG has not issued final rules at this time so the impact on future modifications is unknown, but we will continue to monitor to assess the anticipated impact on our business, results of operations and financial condition.

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
We have entered into several types of financial relationships with referring physicians, including compensation arrangements. If our dialysis centers were to bill for a non-exempted drug and the financial relationships with the referring physician did not satisfy an exception, we could be required to change our practices, face civil penalties, pay substantial fines, return certain payments received from Medicare and beneficiaries or otherwise experience a material adverse effect as a result of a challenge to payments made pursuant to referrals from these physicians under the Stark Law. Additionally, certain of our subsidiaries, were they to bill DHS, would implicate the Stark Law. As such we endeavor to structure arrangements with relevant physicians to fit within the existing exceptions to the Stark Law. If we were to fail to satisfy an applicable exception, we could similarly be required to change practices, face penalties and fines, return certain payments or otherwise face adverse consequences.
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
Lease Agreements. We lease space from entities in which referring physicians hold interests and we sublease space to referring physicians at some of our dialysis centers. The Stark Law provides an exception for lease arrangements if specific requirements are met. We endeavor to structure our leases and subleases with referring physicians to satisfy the requirements for this exception.

Consulting Agreements. From time to time, we enter into consulting agreements with physicians. Engaged physicians provide services including providing input on processes, services and protocols as well as providing education on assorted topics. We endeavor to structure these arrangements to comply with the Stark Law exception for personal services.
Employment Agreements. We employ physicians to provide administrative and clinical services. We endeavor to structure these arrangements to comply with the relevant Stark Law exceptions.
Common Stock. Some referring physicians may own our common stock. We believe that these interests satisfy the Stark Law exception for investments in large publicly traded companies.
Joint Ventures. Some of our referring physicians also own equity interests in entities that operate our dialysis centers and subsidiaries. We believe that none of the Stark Law exceptions applicable to physician ownership interests in entities to which they make DHS referrals apply to the kinds of ownership arrangements that referring physicians hold in several of our subsidiaries that operate dialysis centers. Accordingly, these dialysis centers do not bill Medicare for DHS referrals from physician owners. If the dialysis centers bill for DHS referred by physician owners, the dialysis centers or subsidiaries would be subject to the Stark Law penalties described above.
Ancillary Services. The operations of our ancillary and subsidiary businesses are also subject to compliance with the Stark Law, and any failure to comply with these requirements, particularly in light of the strict liability nature of the Stark Law, could subject these operations to the Stark Law penalties and sanctions described above.
If CMS or other regulatory or enforcement authorities determined that we have submitted claims in violation of the Stark Law, or otherwise violated the Stark Law, we would be subject to the penalties described above. In addition, it might be necessary to restructure existing compensation agreements with our medical directors and to repurchase or to request the sale of ownership interests in subsidiaries and partnerships held by referring physicians or, alternatively, to refuse to accept referrals for DHS from these physicians, or take other actions to modify our operations. Any such penalties and restructuring or other required actions could have a material adverse effect on our business, results of operations, financial condition, cash flows, stock price and reputation.
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
Corporate Practice of Medicine and Fee-Splitting
There are states in which we operate that have laws that prohibit business entities, such as our Company and our subsidiaries, from practicing medicine, employing physicians to practice medicine or exercising control over medical decisions by physicians (known collectively as the corporate practice of medicine). These states also prohibit entities from engaging in certain financial arrangements, such as fee-splitting, with physicians. In some states these prohibitions are expressly stated in a statute or regulation, while in other states the prohibition is a matter of judicial or regulatory interpretation. Violations of the corporate practice of medicine vary by state and may result in physicians being subject to disciplinary action, as well as to forfeiture of revenues from payors for services rendered. For lay entities, violations may also bring both civil and, in more extreme cases, criminal liability for engaging in medical practice without a license. Some of the relevant laws, regulations, and agency interpretations in states with corporate practice of medicine restrictions have been subject to limited judicial and regulatory interpretation. Moreover, state laws are subject to change.

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
In addition, amendments to the FCA impose severe penalties for the knowing and improper retention of overpayments collected from government payors. Under these provisions, within 60 days of identifying and quantifying an overpayment, a provider is required to follow certain notification and repayment processes. An overpayment impermissibly retained could subject us to liability under the FCA, exclusion from government healthcare programs, and penalties under the federal Civil Monetary Penalty statute. As a result of these provisions, our procedures for identifying and processing overpayments may be subject to greater scrutiny.
On February 1, 2019, the DOJ issued a final rule announcing penalties for a violation of the FCA range from $11,463 to $22,927 for each false claim, plus up to three times the amount of damages caused by each false claim, which can be as much as the amounts received directly or indirectly from the government for each such false claim. The federal government has used the FCA to prosecute a wide variety of alleged false claims and fraud allegedly perpetrated against Medicare and state healthcare programs, including coding errors, billing for services not rendered, the submission of false cost reports, billing for services at a higher payment rate than appropriate, billing under a comprehensive code as well as under one or more component codes included in the comprehensive code and billing for care that is not considered medically necessary. The ACA provides that claims tainted by a violation of the federal Anti-Kickback Statute are false for purposes of the FCA. Some courts have held that filing claims or failing to refund amounts collected in violation of the Stark Law can form the basis for liability under the FCA. In addition to the provisions of the FCA, which provide for civil enforcement, the federal government can use several criminal statutes to prosecute persons who are alleged to have submitted false or fraudulent claims for payment to the federal government.
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

•
Offering remuneration to a Federal healthcare program beneficiary that the individual or entity knows or should know is likely to influence the beneficiary to order or receive healthcare items or services form a particular provider;

•	Arranging contracts with an entity or individual excluded from participation in the Federal healthcare programs;

•	Violating the federal Anti-Kickback Statute;

•	Making, using, or causing to be made or used, a false record or statement material to a false or fraudulent claim for payment for items and services furnished under a Federal healthcare program;

•
Making, using, or causing to be made any false statement, omission, or misrepresentation of a material fact in any application, bid, or contract to participate or enroll as a provider of services or a supplier under a Federal healthcare program; and

•	Failing to report and return an overpayment owed to the federal government.

Substantial civil monetary penalties may be imposed under the federal Civil Monetary Penalty Statute and vary, depending on the underlying violation. In addition, an assessment of not more than three times the total amount claimed for each item or service may also apply, and a violator may be subject to exclusion from Federal and state healthcare programs.
Foreign Corrupt Practices Act
We are subject to regulations imposed by the Foreign Corrupt Practices Act (FCPA) in the United States and similar laws in other countries, which generally prohibit companies and those acting on their behalf from making improper payments to foreign government officials for the purpose of obtaining or retaining business. A violation of specific laws and regulations by us and/or our agents or representatives could result in, among other things, the imposition of fines and penalties on us, changes to our business practices, the termination of our contracts or debarment from bidding on contracts, or harm to our reputation, any of which could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
In addition to the protection of PHI, healthcare companies must meet privacy and security requirements applicable to other categories of personal information. Companies may process consumer information in conjunction with website and corporate operations. They may also handle employee information, including Social Security Numbers, payroll information, and other categories of sensitive information, to further their employment practices. In processing this additional information, companies must comply with the privacy and security requirements of consumer protection laws, labor and employment laws, and its publicly-available notices.
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
Data protection laws are also evolving nationally, and may add additional compliance costs and legal risks to our U.S. operations. For example, the California legislature recently passed the California Consumer Protection Act (CCPA), which became effective January 1, 2020. The CCPA is a privacy law that requires certain companies doing business in California to enhance privacy disclosures regarding the collection, use and sharing of a consumer's personal data. The CCPA grants consumers additional privacy rights that are broader than current Federal privacy rights. The CCPA also permits the imposition of civil penalties, grants enforcement authority to the state Attorney General and provides a private right of action for consumers where certain personal information is breached due to unreasonable information security practices. Several other states, including Nevada and Maine, have passed data protection laws similar to CCPA. These laws would impose organizational requirements and grant individual rights that are comparable to those established in the CCPA, and other states may pass similar legislation in the future.
In addition to the breach reporting requirements under HIPAA, companies are subject to state breach notification laws. Each state enforces a law requiring companies to provide notice of a breach of certain categories of sensitive personal information, e.g. Social Security Number, financial account information, or username and password. A company impacted by a breach must notify affected individuals, attorney’s general or other agencies within a certain time frame. If a company does not provide timely notice with the required content, it may be subject to civil penalties brought by attorney’s generals or affected individuals.
Companies must also safeguard personal information in accordance with federal and state data security laws and requirements. These requirements are akin to the HIPAA requirements to safeguard PHI, described above. The Federal Trade Commission, for example, requires companies to implement reasonable data security measures relative to its operations and the volume and complexity of the information it processes. Also, various state data security laws require companies to safeguard data with technical security controls and underlying policies and processes. Due to the constant changes in the data security space, companies must continuously review and update data security practices to mitigate any potential operational or legal liabilities stemming from data security risks.
Healthcare reform
In March 2010, broad healthcare reform legislation was enacted in the U.S. through the ACA, but the ACA’s regulatory framework and other related healthcare reforms continue to evolve as a result of executive, legislative, regulatory and administrative developments and judicial proceedings. As such, there remains considerable uncertainty surrounding the continued implementation of the ACA and what similar healthcare reform measures or other changes might be enacted at the federal and/or state level. While legislative attempts to completely repeal the ACA have been unsuccessful to date, there have been multiple attempts to repeal or amend the ACA through legislative action and legal challenges. As a result, any specific changes to the ACA and related regulatory framework, as well as the timing of any such changes, are not possible to predict. Nevertheless, previously enacted reforms and future changes could have a material adverse effect on our business, results of operations, financial condition and cash flows. For example, the ACA's health insurance exchanges, which provide a marketplace for eligible individuals and small employers to purchase health insurance, initially increased the accessibility and availability of commercial insurance. However, certain legislative developments, such as the repeal of the individual mandate under the Tax Cuts and Jobs Act of 2017, have adversely impacted the risk pool in certain exchange markets, and the nature and extent of commercial payor participation in the exchanges has fluctuated as a result. Other proposed legislative developments or administrative decisions, such as moving to a universal health insurance or “single payor” system whereby health insurance is provided to all Americans by the government under government programs, or lowering or eliminating the cost-sharing reduction subsidies under the ACA, could impact the percentage of our patients with higher-paying commercial health insurance, impact the scope of coverage under commercial health plans and increase our expenses, among other things.
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
Other aspects of the ACA may affect our business as well, including provisions that impact the Medicare and Medicaid programs. For example, the ACA broadened the potential for penalties under the FCA for the knowing and improper retention of overpayments collected from government payors and reduced the timeline to file Medicare claims. Nevertheless, as an example of how the healthcare regulatory environment continues to change in the wake of ACA, in February 2018 Congress passed the BBA, which included a provision that repealed an Independent Payment Advisory Board initially established by the ACA. While certain provisions of the BBA may increase the scope of benefits available for certain chronically ill federal healthcare program beneficiaries beginning in 2020, the ultimate impact of such changes cannot be predicted.
New models of care and Medicare and Medicaid program reforms
CMMI is working with various healthcare providers to develop, refine and implement ACOs and other innovative models of care for Medicare and Medicaid beneficiaries. We are uncertain of the extent to which the long-term operation and evolution of these models of care, including ACOs, the CEC Model (which includes the development of ESCOs), the Duals Demonstration, or other models, will impact the healthcare market over time. We may choose to participate in one or several of these models either as a partner with other providers or independently. We are currently participating in the CEC Model with CMMI, including with organizations in Arizona, Florida, and adjacent markets in New Jersey and Pennsylvania. We may choose to participate in additional models either as a partner with other providers or independently. Even in areas where we are not directly participating in these or other CMMI models, some of our patients may be assigned to an ACO, another ESRD Care Model, or another program, in which case the quality and cost of care that we furnish will be included in an ACO's, another ESRD Care Model's, or other program's calculations.
In addition, as noted above, federal bipartisan legislation related to full capitation demonstration for ESRD was proposed in late 2017. Legislation, which has yet to secure introduction to the 116th Congress, would build on prior coordinated care models, such as the CEC Model, and would establish a demonstration program for the provision of integrated care to Medicare ESRD patients. We have made and continue to make investments in building our integrated care capabilities, but there can be no assurances that initiatives such as this or similar legislation will be introduced or passed into law. If such legislation is passed, there can be no assurances that we will be able to successfully execute on the required strategic initiatives that would allow us to provide a competitive and successful integrated care program on the broader scale contemplated by this legislation, and in the desired time frame. Additionally, the ultimate terms and conditions of any such potential legislation remain unclear-for example, our costs of care could exceed our associated reimbursement rates under such legislation.
More recently, the 2019 Executive Order directed CMS to create payment models to evaluate the effects of creating payment incentives for the greater use of home dialysis and kidney transplants for those already on dialysis. CMS subsequently announced in a proposed rule the ESRD Treatment Choices (ETC) mandatory payment model, which will be administered through the CMMI and is proposed to launch in 50% of dialysis clinics across the country in 2020. Under the proposed rule, which was subject to a comment period that ended in September 2019, CMS would select ESRD facilities and clinicians to participate in the model according to their location in randomly selected geographic areas and would require participation to minimize the potential for selection effect. We support the administration's emphasis on and move towards home dialysis and kidney transplant; however, we believe that if launched as proposed, the ETC model would negatively impact patient clinical care, Medicare coverage and/or payment for ESRD claims and, depending on the final requirements of the ETC model, ultimately could have a material adverse effect on our business, results of operations, financial condition and cash flows.
In connection with the 2019 Executive Order, CMS also announced the implementation of four voluntary payment models with the stated goal of helping healthcare providers reduce the cost and improve the quality of care for patients with late-stage chronic kidney disease and ESRD. CMS has stated these payment models are aimed to prevent or delay the need for dialysis and encourage kidney transplantation. These payment models are scheduled to run from 2020 through December 2023. In October 2019, CMS released initial guidance around the voluntary payment models, and we expect additional guidance in the coming months. The details and specifics of these voluntary models have not yet been provided, and we anticipate that such details will be released in the second half of 2020. We continue to assess these models and their viability for us and the industry, and our assessment will continue to develop as additional details become available.
The 21st Century Cures Act, enacted in December 2016, includes a provision that will allow Medicare beneficiaries with ESRD to choose to obtain coverage under a Medicare Advantage (MA) plan, which could broaden access to certain enhanced benefits offered by MA plans. We continue to evaluate the potential impact of this change in benefit eligibility, as there is significant uncertainty as to how many or which newly eligible ESRD patients will seek to enroll in MA plans for their ESRD benefits and how quickly any such changes would occur. Until the effective date of this law, January 1, 2021, this choice is available only to Medicare beneficiaries without ESRD.
For additional discussion on the risks associated with the evolving payment and regulatory landscape for kidney care, see the discussion in Item 1A Risk Factors, including the discussion under the heading, “Changes in federal and state healthcare legislation or regulations could have a material adverse effect on our business, results of operations, financial condition and cash flows.”
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
Corporate compliance program
Our businesses are subject to extensive regulations. Management has designed and implemented a corporate compliance program as part of our commitment to comply fully with applicable criminal, civil and administrative laws and regulations and to maintain the high standards of conduct we expect from all of our teammates. We continuously review this program and enhance it as appropriate. The primary purposes of the program include:

•	Assessing and identifying risks for existing and new businesses;

•
Training and educating our teammates and affiliated professionals to promote awareness of legal and regulatory requirements, a culture of compliance, and the necessity of complying with all these laws;

•	Developing and implementing compliance policies and procedures and creating controls to support compliance with these laws and our policies and procedures;

•	Auditing and monitoring the activities of our operating units and business support functions to identify and mitigate risks and potential instances of noncompliance in a timely manner; and

•	Ensuring that we promptly take steps to resolve any instances of noncompliance and address areas of weakness or potential noncompliance.
We have a code of conduct that each of our teammates, members of our Board of Directors, affiliated professionals and certain third parties must follow, and we have an anonymous compliance hotline for teammates and patients to report potential instances of noncompliance that is managed by a third party. Our Chief Compliance Officer administers the compliance program. The Chief Compliance Officer reports directly to our Chief Executive Officer and the Chair of the Compliance Committee of our Board of Directors (Board Compliance Committee).
On October 22, 2014, DaVita entered into a Corporate Integrity Agreement (CIA) with HHS and the OIG. The term of the CIA expired on October 22, 2019, and the independent monitor is completing both her annual review and annual report. We are in the process of preparing our final annual report, which we will submit to HHA-OIG by March 11, 2020. The CIA (i) required that we maintain certain elements of our compliance programs; (ii) imposed certain expanded compliance-related requirements during the term of the CIA; (iii) required ongoing monitoring and reporting by an independent monitor, imposed certain reporting, certification, records retention and training obligations, allocated certain oversight responsibility to the Board’s Compliance Committee, and necessitated the creation of a Management Compliance Committee and the retention of an independent compliance advisor to the Board; and (iv) contained certain business restrictions related to a subset of our joint venture arrangements.

Until OIG closes out the CIA following review of the aforementioned final annual reports, OIG retains the right to impose penalties, sanctions and other consequences on us under the CIA, including, without limitation, potential exclusion from federal healthcare programs.
Any future penalties, sanctions or other consequences under the CIA or otherwise could be more severe in circumstances in which OIG or a similar regulatory authority determines that we have repeatedly failed to comply with applicable laws, regulations or requirements that apply to our business, including substantial penalties and exclusion from participation in federal healthcare programs that could have a material adverse effect on our business, results of operations, financial condition and cash flows, reputation and stock price.
Competition
The U.S. dialysis industry has experienced some consolidation over the last few years, but remains highly competitive. Patient retention and the continued referrals of patients from referral sources such as hospitals and nephrologists, as well as acquiring or developing new outpatient dialysis centers are some of the important parts of our growth strategy. In our U.S. dialysis business, we continue to face intense competition from large and medium-sized providers, among others, which compete directly with us for limited acquisition targets, for individual patients who may choose to dialyze with us and for physicians qualified to provide required medical director services. Competition for growth in existing and expanding geographies or areas is intense and is not limited to large competitors with substantial financial resources or established participants in the dialysis space. We also compete with individual nephrologists, former medical directors or physicians that have opened their own dialysis units or facilities. Moreover, as we continue our international dialysis expansion into various international markets, we face competition from large and medium-sized providers, among others, for acquisition targets as well as physician relationships. We also experience competitive pressures from other dialysis providers in recruiting and retaining qualified skilled clinical personnel as well as in connection with negotiating contracts with commercial healthcare payors and inpatient dialysis service agreements with hospitals. Acquisitions, developing new outpatient dialysis centers, patient retention and physician relationships are significant components of our growth strategy and our business could be adversely affected if we are not able to continue to make dialysis acquisitions on reasonable and acceptable terms, continue to develop new outpatient dialysis centers, maintain or establish new relationships with physicians or if we experience significant patient attrition relative to our competitors.
Together with our largest competitor, Fresenius Medical Group (FMC), we account for approximately 73% of outpatient dialysis centers in the U.S. Many of the centers not owned by us, FMC or other large for profit dialysis providers are owned or controlled by hospitals or non-profit organizations. Hospital-based and non-profit dialysis units typically are more difficult to acquire than physician-owned dialysis centers.
FMC also manufactures a full line of dialysis supplies and equipment in addition to owning and operating outpatient dialysis centers worldwide. This may give FMC cost advantages over us because of its ability to manufacture its own products or prevent us from accessing existing or new technology on a cost-effective basis. Additionally, FMC has been one of our largest suppliers of dialysis products and equipment over the last several years. In 2018, we entered into and subsequently extended an agreement with FMC to purchase a certain amount of dialysis equipment, parts and supplies from FMC through December 31, 2020. The amount of purchases from FMC over the remaining term of this agreement will depend upon a number of factors, including the operating requirements of our centers, the number of centers we acquire, and growth of our existing centers.
There have been a number of announcements by non-traditional dialysis providers and others, which relate to entry into the dialysis and pre-dialysis space, the development of innovative technologies, or the commencement of new business activities that could be disruptive to the industry. These developments over time may shift the competitive landscape in which we operate. For additional discussion on these developments and associated risks, see the risk factor in Item 1A Risk Factors under the heading, “If we are unable to compete successfully, including, without limitation, implementing our growth strategy and/or retaining patients and physicians willing to serve as medical directors, it could materially adversely affect our business, results of operations, financial condition and cash flows.”
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
Teammates
As of December 31, 2019, we employed approximately 65,000 teammates, including our international teammates.
Our businesses require skilled healthcare professionals with specialized training for treating patients with complex care needs. Recruitment and retention of nurses are continuing concerns for healthcare providers due to short supply. We have an active program of investing in our professional healthcare teammates to help ensure we meet our recruitment and retention targets, including expanded training opportunities, tuition reimbursements and other incentives, but there can be no assurances that we will meet our goals in this regard. For additional information, see the risk factor in Item 1A Risk Factors under the heading, "If our labor costs continue to rise, including due to shortages, changes in certification requirements and higher than normal turnover rates in skilled clinical personnel; or currently pending or future rules, regulations, legislation or initiatives impose additional requirements or limitations on our operations or profitability; or, if we are unable to attract and retain key leadership talent, we may experience disruptions in our business operations and increases in operating expenses, among other things, which could have a material adverse effect on our business, results of operations, financial condition and cash flows."

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
If we fail to adhere to all of the complex governmental laws, regulations and requirements that apply to our business, we could suffer severe consequences that could have a material adverse effect on our business, results of operations, financial condition and cash flows, and could materially harm our reputation and stock price.
We operate in a complex regulatory environment with an extensive and evolving set of federal, state and local governmental laws, regulations and requirements. These laws, regulations and requirements are promulgated and overseen by a number of different legislative, administrative, regulatory, and quasi-regulatory bodies, each of which may have varying interpretations, judgments or related guidance. As such, we utilize considerable resources on an ongoing basis to monitor, assess and respond to applicable legislative, regulatory and administrative requirements, but there is no guarantee that we will be successful in our efforts to adhere to all of these requirements. Laws, regulations and requirements that apply to or impact our business include, but are not limited to:

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

•
Medicare and Medicaid provider requirements, including requirements associated with providing and updating certain information about the Medicare or Medicaid entity, as applicable, and its direct and indirect affiliates;

•	antitrust and competition laws and regulations; and

•
federal and state laws regarding the collection, use and disclosure of patient health information (e.g., Health Insurance Portability and Accountability Act of 1996 (HIPAA)) and the storage, handling, shipment, disposal and/or dispensing of pharmaceuticals and blood products and other biological materials.

In addition, on October 9, 2019, the U.S. Department of Health and Human Services, Office of Inspector General (OIG) and the Centers for Medicare & Medicaid Services (CMS) released a pair of proposed rules that, if adopted, would change the Federal Anti-Kickback Statute (AKS), CMP and Stark Law regulations to promote certain value-based and coordinated care arrangements. The proposed rules were subject to a comment period ending in December 2019 and remain subject to change until the publication of any final rules, the date and content of which are currently unknown.
We have historically been subject to a five-year Corporate Integrity Agreement (CIA) with OIG. The term of the CIA expired on October 22, 2019, and the Company is in the process of working with the independent monitor and OIG to close out the review of the final annual reports by the independent monitor and the Company. The CIA (i) required that we maintain certain elements of our compliance programs; (ii) imposed certain expanded compliance-related requirements during the term of the CIA; (iii) required ongoing monitoring and reporting by an independent monitor, imposed certain reporting, certification, records retention and training obligations, allocated certain oversight responsibility to the Board's Compliance Committee, and necessitated the creation of a Management Compliance Committee and the retention of an independent compliance advisor to the Board; and (iv) contained certain business restrictions related to a subset of our joint venture arrangements. Until OIG closes out the CIA following review of the aforementioned final annual reports, OIG retains the right to impose penalties, sanctions and other consequences on us under the CIA, including, without limitation, potential exclusion from federal healthcare programs. Any future penalties, sanctions or other consequences under the CIA or otherwise could be more severe in circumstances in which OIG or a similar regulatory authority determines that we have repeatedly failed to comply with applicable laws, regulations or requirements.
If any of our personnel, representatives or operations are found to violate these or other laws, regulations or requirements, we could suffer severe consequences that would have a material adverse effect on our business, results of operations, financial condition and cash flows, and could materially harm our reputation and stock price, including, among others:

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

•
Termination of various relationships and/or contracts related to our business, such as joint venture arrangements, medical director agreements, real estate leases and consulting agreements with physicians; and

•
Harm to our reputation which could negatively impact our business relationships and stock price, affect our ability to attract and retain patients, physicians and teammates, affect our ability to obtain financing and decrease access to new business opportunities, among other things.

Additionally, the healthcare sector, including the dialysis industry, is regularly subject to negative publicity, including as a result of governmental investigations, adverse media coverage and political debate surrounding industry regulation. Negative publicity, regardless of merit, regarding the dialysis industry generally, the U.S. healthcare system or DaVita in particular may adversely affect us.
See Note 16 to the consolidated financial statements included in this report for further details regarding the pending legal proceedings and regulatory matters to which we are or may be subject from time to time, any of which may include allegations of violations of applicable laws, regulations and requirements.
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
Responding to subpoenas, investigations and other lawsuits, claims and legal proceedings as well as defending ourselves in such matters will continue to require management's attention and cause us to incur significant legal expense. Negative findings or terms and conditions that we might agree to accept as part of a negotiated resolution of pending or future legal or regulatory matters could result in, among other things, substantial financial penalties or awards against us, substantial payments made by us, harm to our reputation, required changes to our business practices, exclusion from future participation in Medicare, Medicaid and other healthcare programs and, in certain cases, criminal penalties, any of which could have a material adverse effect on us. It is possible that criminal proceedings may be initiated against us and/or individuals in our business in connection with governmental investigations. Other than as may be described in Note 16 to the consolidated financial statements included in this report, we cannot predict the ultimate outcomes of the various legal proceedings and regulatory matters to which we are or may be subject from time to time, or the timing of their resolution or the ultimate losses or impact of developments in those matters, which could have a material adverse effect on our business, results of operations, financial condition, cash flows, reputation and stock price. See Note 16 to the consolidated financial statements included in this report for further details regarding these and other legal proceedings and regulatory matters.
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
For example, the regulatory framework of the Patient Protection and Affordable Care Act and the Health Care Reconciliation Act of 2010, as amended (ACA), and other healthcare reforms continues to evolve as a result of executive, legislative, regulatory and administrative developments and judicial proceedings. As such, there remains considerable uncertainty surrounding the continued implementation of the ACA and what similar healthcare reform measures or other changes might be enacted at the federal and/or state level. While legislative attempts to completely repeal the ACA have been unsuccessful to date, there have been multiple attempts to repeal or amend the ACA through legislative action and legal challenges. For example, in December 2017, the Tax Cuts and Jobs Act of 2017 was signed into law which, among other things, repealed the penalty under ACA's individual mandate, which had required individuals to pay a fee if they failed to obtain a qualifying health insurance plan. In December 2018, a federal district court in Texas ruled the individual mandate was unconstitutional and inseverable from the ACA. As a result, the court ruled the remaining provisions of the ACA were also invalid, though the court declined to issue a preliminary injunction with respect to the ACA. In December 2019, the Fifth Circuit Court of Appeals agreed that the individual mandate was unconstitutional, but remanded the case back to the district court to reassess how much of the ACA would be damaged without the individual mandate provision, and if the individual mandate could indeed be severed from the ACA. This litigation is still ongoing, but places great uncertainty upon the longevity and nature of the ACA moving forward.
While there may be significant changes to the healthcare environment in the future, including, without limitation, as a result of potential changes to the political environment in connection with the current election year or otherwise, the specific changes and their timing are not yet apparent. Nevertheless, previously enacted reforms and future changes, including among others, any changes in legislation, regulation or market conditions in connection with or resulting from the upcoming elections, could have a material adverse effect on our business, results of operations, financial condition and cash flows. For example, our revenue levels are sensitive to the percentage of our patients with higher-paying commercial health insurance, and as such, legislative, regulatory or other changes that decrease the accessibility and availability, including the duration, of commercial insurance may have a material adverse impact on our business. The ACA's health insurance exchanges, which provide a marketplace for eligible individuals and small employers to purchase health insurance, initially increased the accessibility and availability of commercial insurance. However, certain legislative developments, such as the repeal of the individual mandate described above, have adversely impacted the risk pool in certain exchange markets, and the nature and extent of commercial payor participation in the exchanges has fluctuated as a result. Other proposed legislative developments or administrative decisions, such as moving to a universal health insurance or "single payor" system whereby health insurance is provided to all Americans by the government under government programs, or lowering or eliminating the cost-sharing reduction subsidies under the ACA, could impact the percentage of our patients with higher-paying commercial health insurance, impact the scope of coverage under commercial health plans and increase our expenses, among other things. Although we cannot predict the short- or long-term effects of legislative or regulatory changes or the potential outcome or impact of the upcoming elections, we believe that future market changes could result in more restrictive commercial plans with lower reimbursement rates or higher deductibles and co-payments that patients may not be able to pay. To the extent that changes in statutes, regulations or related guidance or changes in other market conditions result in a reduction in the percentage of our patients with commercial insurance, limit the scope or nature of coverage through the exchanges or other health insurance programs or otherwise reduce reimbursement rates for our services from commercial and/or government payors, it could have a material adverse effect on our business, results of operations, financial condition and cash flows. For additional information on the impact of legislative or regulatory changes on the percentage of our patients with commercial insurance, see the risk factor under the heading "If the number of patients with higher-paying commercial insurance declines, it could have a material adverse effect on our business, results of operations, financial condition and cash flows."
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
In addition to the ACA, changing legislation and other regulatory and executive developments have led to the emergence of new models of care and other initiatives in both the government and private sector. Any failure on our part to adequately implement strategic initiatives to adjust to these marketplace developments could have a material adverse impact on our business. For example, as noted above, the July 10, 2019 executive order (the 2019 Executive Order) related to kidney care directed CMS to create payment models to evaluate the effects of creating payment incentives for the greater use of home dialysis and kidney transplants for those already on dialysis. CMS subsequently announced in a proposed rule the ETC mandatory payment model, which will be administered through the CMMI and is proposed to launch in 50% of dialysis clinics across the country beginning in 2020. Under the proposed rule, which was subject to a comment period that ended in September 2019, CMS would select ESRD facilities and clinicians to participate in the model according to their location in randomly selected geographic areas and would require participation to minimize the potential for selection effect. We support the administration’s emphasis on and move towards home dialysis and kidney transplant; however, we believe that if launched as proposed, the ETC model would negatively impact patient clinical care, Medicare coverage and/or payment for ESRD claims and, depending on the final requirements of the ETC model, ultimately could have a material adverse effect on our business, results of operations, financial condition and cash flows. With home dialysis as a focus of the ETC model and the industry generally, any failure to successfully implement our strategy or build on our abilities to offer home dialysis options could have a material adverse impact on our business, results of operation, financial condition and cash flows. For additional detail on the risks related to our home dialysis services, see the discussion under the heading "If we are not able to successfully implement our strategy with respect to home-based dialysis, including maintaining and further developing our capabilities in a complex and highly regulated environment, it could have a material adverse effect on our business, results of operations, financial condition and cash flows, and could materially harm our reputation."
In connection with the 2019 Executive Order, CMS also announced the implementation of four voluntary payment models with the stated goal of helping healthcare providers reduce the cost and improve the quality of care for patients with late-stage chronic kidney disease and ESRD. CMS has stated these payment models are aimed to prevent or delay the need for dialysis and encourage kidney transplantation. These payment models were initially proposed to run from 2020 through December 2023. The details and specifics of these voluntary models have not yet been provided, and we anticipate that such details will be released in the second half of 2020. We continue to assess these models and their viability for us and the industry, and our assessment will continue to develop as additional details become available.
In addition, CMMI is currently working with various healthcare providers to develop, refine and implement Accountable Care Organizations (ACOs) and other innovative models of care for Medicare and Medicaid beneficiaries, including, without limitation, the Comprehensive ESRD Care Model (CEC Model) (which includes the development of end stage renal disease (ESRD) Seamless Care Organizations), the Duals Demonstration, and other models. We are currently participating in the CEC Model with CMMI, including with organizations in Arizona, Florida, and adjacent markets in New Jersey and Pennsylvania. We may choose to participate in additional models either as a partner with other providers or independently. Even in areas where we are not directly participating in these or other CMMI models, some of our patients may be assigned to an ACO, another ESRD Care Model, or another program, in which case the quality and cost of care that we furnish will be included in an ACO's, another ESRD Care Model's, or other program's calculations.
In addition to the aforementioned new models of care, federal bipartisan legislation related to full capitation demonstration for ESRD was proposed in late 2017. Legislation, which has yet to secure introduction to the 116th Congress, would build on prior coordinated care models, such as the CEC Model, and would establish a demonstration program for the provision of integrated care to Medicare ESRD patients. We have made and continue to make investments in building our integrated care capabilities, but there can be no assurances that initiatives such as this or similar legislation will be introduced or passed into law. If such legislation is passed, there can be no assurances that we will be able to successfully execute on the required strategic initiatives that would allow us to provide a competitive and successful integrated care program on the broader scale contemplated by this legislation, and in the desired time frame. Additionally, the ultimate terms and conditions of any such potential legislation remain unclear—for example, our costs of care could exceed our associated reimbursement rates under such legislation. The new and evolving landscape for integrated kidney care also has led to opportunities with relative ease of entry for certain smaller and/or non-traditional providers, and we may be competing with them for patients in an asymmetrical environment with respect to data and/or regulatory requirements given our status as an ESRD service provider. For additional detail on our evolving competitive environment, see the risk factor under the heading "If we are unable to compete successfully, including, without limitation, implementing our growth strategy and/or retaining patients and physicians willing to serve as medical directors, it could materially adversely affect our business, results of operations, financial condition and cash flows." In general, if we are unable to efficiently adjust to these and other new models of care, it may, among other things, erode our patient base or reimbursement rates, which could have a material adverse impact on our business, results of operation, financial condition and cash flows.
There have also been several state initiatives to limit payments to dialysis providers or impose other burdensome operational requirements, which, if passed, could have a material adverse impact on our business, results of operation, financial condition and cash flow. For example, on October 24, 2019, the Service Employees International Union - United Healthcare Workers West (SEIU) proposed a California statewide ballot initiative for the November 2020 election that seeks to impose certain regulatory requirements on dialysis clinics, including requirements related to physician staffing levels, clinical reporting, clinical treatment options and the ability to make decisions on closing or reducing services for dialysis clinics. We expect to incur costs in connection with this new proposal, should it become eligible for the November 2020 election, and other potential legislative or ballot initiatives, and these costs may be substantial. Similar initiatives were also proposed in Ohio and Arizona in the 2018 election cycle; however, neither of these initiatives met the applicable requirements for inclusion on the state ballot for the November 2018 elections. We may face similar ballot initiatives or other legislation in the future in these or other states.
There have also been rule making and legislative efforts at both the federal and state level concerning charitable premium assistance. In December 2016, CMS published an interim final rule that questioned the use of charitable premium assistance for ESRD patients and would have established new conditions for coverage standards for dialysis facilities. In January 2017, a federal district court in Texas issued a preliminary injunction on CMS' interim final rule and in June 2017, at the request of CMS, the court stayed the proceedings while CMS pursues new rulemaking options. In June 2019, CMS sent to the White House Office of Management and Budget a proposed rule entitled "Conditions for Coverage for End-Stage Renal Disease Facilities-Third Party Payments." We do not know if or when this proposed rule will be released. In addition, on October 13, 2019 a California bill (AB 290) was signed into law that limits the amount of reimbursement paid to certain providers for services provided to patients with commercial insurance who receive charitable premium assistance. AB 290 was expected to become effective in January 2020. The American Kidney Fund (AKF), an organization that provides charitable premium assistance, announced that it would be withdrawing from California as a result of AB 290. On November 1, 2019, AKF filed a lawsuit in federal court challenging the law on several grounds. A group of providers, including DaVita, also filed a lawsuit challenging the law in federal court on November 5, 2019. The parties to each suit also filed motions for preliminary injunctions shortly after filing the lawsuits, seeking to prevent AB 290’s implementation during litigation. On December 30, 2019, the district court granted a preliminary injunction. The preliminary injunction will remain in place until a final judgment is made in the case, which is expected to occur in 2020.
In the event AB 290 becomes effective and the AKF withdraws from California, we expect an adverse impact on the ability of patients to afford Medicare premiums and Medicare supplemental (Medigap) and commercial coverage, which we expect will in turn result in an adverse impact on our business, results of operations, financial condition and cash flows. In addition, bills similar to AB 290 were introduced in Illinois (SB 650) and Oregon (SB 900), but have not been successfully passed to date. If these or similar bills are introduced and implemented in other jurisdictions, and organizations that provide charitable premium assistance in those jurisdictions are similarly impacted, it could in the aggregate have a material adverse impact on our business, results of operations, financial condition and cash flows. For additional information on the impact of decreases to the percentage of our patients with commercial insurance, see the risk factor under the heading "If the number of patients with higher-paying commercial insurance declines, it could have a material adverse effect on our business, results of operations, financial condition and cash flows".
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
Data protection laws are also evolving nationally, and may add additional compliance costs and legal risks to our U.S. operations. For example, the California legislature recently passed the California Consumer Protection Act (CCPA), which became effective January 1, 2020. The CCPA is a privacy law that requires certain companies doing business in California to enhance privacy disclosures regarding the collection, use and sharing of a consumer's personal data. The CCPA grants consumers additional privacy rights that are broader than current Federal privacy rights. The CCPA also permits the imposition of civil penalties, grants enforcement authority to the state Attorney General and provides a private right of action for consumers where certain personal information is breached due to unreasonable information security practices. Several other states, including Nevada and Maine, have passed data protection laws similar to CCPA. These laws would impose organizational requirements and grant individual rights that are comparable to those established in the CCPA, and other states may pass similar legislation in the future. In particular, the U.S. Department of Health and Human Services (HHS) Office for Civil Rights, in partnership with the Healthcare and Public Health Sector Coordinating Council (HSCC), recently issued cybersecurity guidelines for healthcare organizations that reflect consensus-based, voluntary practices to cost-effectively reduce cybersecurity risks for organizations of varying sizes. Although these HHS-backed guidelines, entitled "Health Industry Cybersecurity Practices: Managing Threats and Protecting Patients," are voluntary, they are likely to serve as an important reference point for the healthcare industry, and may cause us to invest additional resources in technology, personnel and programmatic cybersecurity controls as the cybersecurity risks we face continue to evolve.
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
Any security breach involving the misappropriation, loss or other unauthorized disclosure or use of confidential information, including, among others, PHI, financial data, competitively sensitive information, or other proprietary data, whether by us or a third party, could have a material adverse effect on our business, results of operations, financial condition, cash flows and materially harm our reputation. We may be required to expend significant additional resources to modify our protective measures, to investigate and remediate vulnerabilities or other exposures, or to make required notifications. The occurrence of any of these events could, among other things, result in interruptions, delays, the loss or corruption of data, cessations in the availability of systems and liability under privacy and security laws, all of which could have a material adverse effect on our business, results of operations, financial condition and cash flows, or materially harm our reputation and trigger regulatory actions and private party litigation. If we are unable to protect the physical and electronic security and privacy of our databases and transactions, we could be subject to potential liability and regulatory action, our reputation and relationships with our patients, physicians, vendors and other business partners would be harmed, and our business, results of operations, financial condition and cash flows could be materially and adversely affected. Failure to adequately protect and maintain the integrity of our information systems (including our networks) and data, or to defend against cybersecurity attacks, could subject us to monetary fines, civil suits, civil penalties or criminal sanctions and requirements to disclose the breach publicly, and could further result in a material adverse effect on our business, results of operations, financial condition and cash flows or harm our reputation. As malicious cyber activity escalates, including activity that originates outside of the U.S., the risks we face relating to transmission of data and our use of service providers outside of our network, as well as the storing or processing of data within our network, intensify. There have been increased international, federal and state and other privacy, data protection and security enforcement efforts and we expect this trend to continue. While we intend to maintain cyber liability insurance, this insurance may not cover us for all types of losses and may not be sufficient to protect us against the amount of all losses.
If the average rates that commercial payors pay us decline significantly or if patients in commercial plans are subject to restriction in plan designs, it would have a material adverse effect on our business, results of operations, financial condition and cash flows.
Approximately 31% of our U.S. dialysis net patient services revenues for the year ended December 31, 2019, were generated from patients who have commercial payors (including hospital dialysis services) as their primary payor. The majority of these patients have insurance policies that pay us on terms and at rates that are generally significantly higher than Medicare rates. The payments we receive from commercial payors generate nearly all of our profit and all of our nonacute dialysis profits come from commercial payors. We continue to experience downward pressure on some of our commercial payment rates as a result of general conditions in the market, including as employers shift to less expensive options for medical services, recent and future consolidations among commercial payors, increased focus on dialysis services and other factors. Commercial payment rates could be materially lower in the future due to these or other factors.
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
For additional details regarding the impact of a decline in our patients under commercial plans, see the risk factor under the heading "If the number of patients with higher-paying commercial insurance declines, it could have a material adverse effect on our business, results of operations, financial condition and cash flows." For additional details regarding specific risks we face regarding potential legislative or regulatory changes that, among other things, could result in fewer patients covered under commercial plans or an increase of patients covered under more restrictive commercial plans with lower reimbursement rates, see the discussion in the risk factor under the heading "Changes in federal and state healthcare legislation or regulations could have a material adverse effect on our business, results of operations, financial condition and cash flows."
If the number of patients with higher-paying commercial insurance declines, it could have a material adverse effect on our business, results of operations, financial condition and cash flows.
Our revenue levels are sensitive to the percentage of our patients with higher-paying commercial insurance coverage. A patient's insurance coverage may change for a number of reasons, including changes in the patient's or a family member's employment status. A material portion of our commercial revenue is concentrated with a limited number of commercial payors, and any changes impacting our highest paying commercial payors will have a disproportionate impact on us. In addition, many patients with commercial and government insurance rely on financial assistance from charitable organizations, such as the American Kidney Fund. Certain payors have challenged our patients' and other providers' patients' ability to utilize assistance from charitable organizations for the payment of premiums, including, without limitation, through litigation and other legal proceedings. The use of charitable premium assistance for ESRD patients has also faced challenges and inquiries from legislators, regulators and other governmental authorities, and this may continue. In addition, CMS or another regulatory agency or legislative authority may issue a new rule or guidance that challenges or restricts charitable premium assistance. For additional details, see the discussion under the heading "Changes in federal and state healthcare legislation or regulations could have a material adverse effect on our business, results of operations, financial condition and cash flows." If any of these challenges to kidney patients' use of premium assistance are successful or restrictions are imposed on the use of financial assistance from such charitable organizations or if organizations providing such assistance are no longer available such that kidney patients are unable to obtain, or continue to receive or receive for a limited duration, such financial assistance, it could have a material adverse effect on our business, results of operations, financial condition and cash flows. In addition, if our assumptions about how kidney patients will respond to any change in financial assistance from charitable organizations are incorrect, it could have a material adverse effect on our business, results of operations, financial condition and cash flows.
When Medicare becomes the primary payor, the payment rate we receive for that patient decreases from the employer group health plan or commercial plan rate to the lower Medicare payment rate. If the number of our patients who have Medicare or another government-based program as their primary payor increases, it could negatively impact the percentage of our patients covered under commercial insurance plans. There are a number of factors that could drive a decline in the percentage of our patients covered under commercial insurance plans, including, among others, a continued decline in the rate of growth of the ESRD patient population, continued improved mortality or the reduced availability of commercial health plans or reduced coverage by such plans through the ACA exchanges or otherwise due to changes to the marketplace, healthcare regulatory system or otherwise. Commercial payors could also cease paying in the primary position after providing 30 months of coverage resulting in potentially material reductions in payment as the patient moves to Medicare primary. Moreover, declining macroeconomic conditions could also negatively impact the percentage of our patients covered under commercial insurance plans. To the extent there are sustained or increased job losses in the U.S., we could experience a decrease in the number of patients covered under commercial plans and/or an increase in uninsured and underinsured patients independent of whether general economic conditions improve. We could also experience higher numbers of uninsured and underinsured patients, which would result in an increase in uncollectible accounts.
Finally, the ultimate results of our continual negotiations with commercial payors under existing and potential new agreements cannot be predicted and, among other things, could result in a decrease in the number of our patients covered by commercial plans to the extent that we cannot reach agreement with commercial payors on rates and other terms, resulting in termination or non-renewals of existing agreements and our inability to enter into new agreements. Our agreements and rates with commercial payors may be impacted by new business activities of these commercial payors as well as steps that these commercial payors have taken and may continue to take to control the cost of and/or the eligibility for access to the services that we provide, including, without limitation, relative to products on and off the healthcare exchanges. These efforts could impact the number of our patients who are eligible to enroll in commercial insurance plans, and remain on the plans, including plans offered through healthcare exchanges. For additional detail on the risks related to commercial payor activity, including restrictive plan design, see the discussion under the heading "If the average rates that commercial payors pay us decline significantly or if patients in commercial plans are subject to restriction in plan designs, it would have a material adverse effect on our business, results of operations, financial condition and cash flows." We could also experience a further decrease in the payments we receive for services if changes to the marketplace or the healthcare regulatory system result in fewer patients covered under commercial plans or an increase of patients covered under more restrictive commercial plans with lower reimbursement rates, among other things.
If there is a significant reduction in the number of patients under higher-paying commercial plans relative to government-based programs that pay at lower rates or a significant increase in the number of patients that are uninsured and underinsured, it would have a material adverse effect on our business, results of operations, financial condition and cash flows.
If we are not able to successfully implement our strategy with respect to home-based dialysis, including maintaining our existing business and further developing our capabilities in a complex and highly regulated environment, it could have a material adverse effect on our business, results of operations, financial condition and cash flows, and could materially harm our reputation.
Our home-based dialysis services, which include home hemodialysis and peritoneal dialysis (PD), represented approximately 16% of our U.S. dialysis patient services revenues for the year ended December 31, 2019, and have increasingly become an important part of our overall strategy. In addition, home-based dialysis recently has been the subject of increased political and industry focus. For example, in connection with the 2019 Executive Order, HHS set out specific goals related to home dialysis and CMMI announced a proposed mandatory model that included new incentives to encourage dialysis at home. We are a leader in home-based dialysis and have made investments in processes and infrastructure to continue to grow this modality. There are, however, risks associated with this growth, including, among other things, financial, legal and operational risks related to our ability to design and develop infrastructure and to plan for capacity in a modality that is part of an evolving marketplace. We may also be subject to associated risks related to our ability to successfully manage related operational initiatives, find, train and retain appropriate staff, contract with payors for appropriate reimbursement, and maintain processes to adhere to the complex regulatory and legal requirements, including without limitation those associated with billing Medicare. For additional detail on risks associated with operating in a highly regulated environment, see "If we fail to adhere to all of the complex governmental laws, regulations and requirements that apply to our business, we could suffer severe consequences that could have a material adverse effect on our business, results of operations, financial condition and cash flows, and could materially harm our reputation and stock price." In addition to the above risks, certain risks inherent to home-based dialysis will increase as we expand our home-based dialysis offerings, including risks related to managing transitions between in-center and home-based dialysis, billing and telehealth systems, among others. For additional detail on risks associated with information systems and new technology generally, see the discussion under the heading "Failing to effectively maintain, operate or upgrade our information systems or those of third-party service providers upon which we rely, including, without limitation, our clinical, billing and collections systems could materially adversely affect our business, results of operations, financial condition and cash flows."
An increased focus on home-based dialysis is also indicative of the generally evolving market for kidney care. This developing market may create additional opportunities for competition with relative ease of entry, and if we are unable to successfully adapt to these marketplace developments in a timely and compliant manner, we may see a reduction in our overall number of patients, among other things. For additional detail on the competitive landscape in kidney care, see the discussion under the heading “If we are unable to compete successfully, including, without limitation, implementing our growth strategy and/or retaining patients and physicians willing to serve as medical directors, it could materially adversely affect our business, results of operations, financial condition and cash flows.” If we are not able to successfully implement our strategy with respect to home-based dialysis, including maintaining our existing business and further developing our capabilities in a complex and highly regulated environment, it could have a material adverse effect on our business, results of operations, financial condition and cash flows, and could materially harm our reputation.
Changes in the structure of and payment rates under the Medicare ESRD program could have a material adverse effect on our business, results of operations, financial condition and cash flows.
Approximately 42% of our U.S. dialysis net patient services revenues for the year ended December 31, 2019, were generated from patients who have Medicare as their primary payor. For patients with Medicare coverage, all ESRD payments for dialysis treatments are currently made under a single bundled payment rate which provides a fixed payment rate to encompass all goods and services provided during the dialysis treatment that are related to the treatment of dialysis, including pharmaceuticals that were historically separately reimbursed to the dialysis providers, such as erythropoietin (EPO), vitamin D analogs and iron supplements, irrespective of the level of pharmaceuticals administered or additional services performed, except in the case of calcimimetics, which are subject to a transitional drug add-on payment adjustment for the Medicare Part B ESRD payment. Most lab services are also included in the bundled payment. Under the ESRD Prospective Payment System (PPS), the bundled payments to a dialysis facility may be reduced by as much as 2% based on the facility's performance in specified quality measures set annually by CMS through the ESRD Quality Incentive Program, which was established by the Medicare Improvements for Patients and Providers Act of 2008. The bundled payment rate is also adjusted for certain patient characteristics, a geographic usage index and certain other factors. In addition, the ESRD PPS is subject to rebasing, which can have a positive financial effect, or a negative one if the government fails to rebase in a manner that adequately addresses the costs borne by dialysis facilities. Similarly, as new drugs, services or labs are added to the ESRD bundle, CMS' failure to adequately calculate the costs associated with the drugs, services or labs could have a material adverse effect on our business, results of operations, financial condition and cash flows.
The current bundled payment system presents certain operating, clinical and financial risks, which include, without limitation:

•
Risk that our rates are reduced by CMS. Uncertainty about future payment rates remains a material risk to our business. CMS publishes a final rule for the ESRD PPS each year; the final rule for 2020 was issued on October 31, 2019.

•
Risk that CMS, on its own or through its contracted Medicare Administrative Contractors (MACs) or otherwise, implements Local Coverage Determinations (LCDs) or implements payment provisions, policy or regulatory mandates, including changes to the existing or future PPS, that limit our ability to either be paid for covered dialysis services or bill for treatments or other drugs and services or other rules that may impact reimbursement. Such payment rules and regulations and coverage determinations or related decisions could have an adverse impact on our operations and revenue. There is also risk commercial insurers could seek to incorporate the requirements or limitations associated with such LCDs or CMS guidance into their contracted terms with dialysis providers, which could have an adverse impact on our revenue.

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

•
Risk of continued federal budget sequestration cuts. As a result of the Budget Control Act of 2011 and the BBA, an annual 2% reduction to Medicare payments took effect on April 1, 2013, and has been extended through 2027. These across-the-board spending cuts have affected and will continue to adversely affect our business, results of operations, financial condition and cash flows.

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

We are subject to similar risks for services billed separately from the ESRD bundled payment, including, without limitation, the risk that a MAC, or multiple MACs, change their interpretations of existing regulations, manual provisions and/or guidance; or seek to implement or enforce new interpretations that are inconsistent with how we have interpreted existing regulations, manual provisions and/or guidance. For additional details regarding the risks we face for failing to adhere to our Medicare and Medicaid regulatory compliance obligations, see the risk factor above under the heading "If we fail to adhere to all of the complex governmental laws, regulations and requirements that apply to our business, we could suffer severe consequences that could have a material adverse effect on our business, results of operations, financial condition and cash flows, and could materially harm our reputation and stock price."
In addition, changing legislation and other regulatory and executive developments have led and may continue to lead to the emergence of new models of care and other initiatives in both the government and private sector that, among other things, impact the structure of, and payment rates under, the Medicare ESRD program. For additional details regarding the risks we face for failing to adequately implement strategic initiatives to adjust to these marketplace developments, see the risk factor above under the heading “Changes in federal and state healthcare legislation or regulations could have a material adverse effect on our business, results of operations, financial condition and cash flows.”
Moreover, the number of our patients with primary Medicare coverage may be subject to change, particularly with the upcoming January 1, 2021 effective date under the 21st Century Cures Act, which will allow Medicare-eligible individuals with ESRD to enroll in Medicare Part C Medicare Advantage (MA) managed care plans. We continue to evaluate the potential impact of this change in benefit eligibility, as there is significant uncertainty as to how many or which newly eligible ESRD patients will seek to enroll in MA plans for their ESRD benefits and how quickly any such changes would occur. If we fail to maintain contracts with MA payors with competitive rates, if our assumptions about how kidney patients will respond to the 21st Century Cures Act are incorrect or if we fail to provide education to kidney patients in the manner specified by CMS, we could be subject to certain clinical, operational, financial and legal risks, which could be material.
Changes in state Medicaid or other non-Medicare government-based programs or payment rates could have a material adverse effect on our business, results of operations, financial condition and cash flows.
Approximately 27% of our U.S. dialysis net patient services revenues for the year ended December 31, 2019, were generated from patients who have state Medicaid or other non-Medicare government-based programs, such as coverage through the Department of Veterans Affairs (VA), as their primary coverage. As state governments and other governmental organizations face increasing budgetary pressure, we may in turn face reductions in payment rates, delays in the receipt of payments, limitations on enrollee eligibility or other changes to the applicable programs. For example, certain state Medicaid programs and the VA have recently considered, proposed or implemented payment rate reductions.
The VA adopted Medicare's bundled PPS pricing methodology for any veterans receiving treatment from non-VA providers under a national contracting initiative. Since we are a non-VA provider, these reimbursements are tied to a percentage of Medicare reimbursement, and we have exposure to any dialysis reimbursement changes made by CMS. Approximately 3% of our U.S. dialysis net patient services revenues for the year ended December 31, 2019 were generated by the VA.
In 2019, we entered into a Nationwide Dialysis Services contract with the VA that includes five separate one-year renewal periods throughout the term of the contract. The term structure is similar to our prior five-year agreement with the VA, and is consistent with VA practice for similar provider agreements. With this contract award, the VA has agreed to keep our percentage of Medicare reimbursement consistent with that under our prior agreement with the VA during the term of the contract. As with that prior agreement, this agreement provides the VA with the right to terminate the agreements without cause on short notice. Should the VA renegotiate, or not renew or cancel these agreements for any reason, we may cease accepting patients under this program and may be forced to close centers or experience lower reimbursement rates, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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
Changes to industry averages, which can be caused by, among other things, changes in physician prescribing practices, including in response to the introduction of new drugs, treatments or technologies, changes in best and/or accepted clinical practice, changes in private or governmental payment criteria regarding pharmaceuticals, or the introduction of administration policies may negatively impact our ability to obtain sufficient reimbursement levels for the care we provide, and all of these factors could have a material adverse effect on our business, results of operations, financial condition and cash flows. Physician practice patterns, including their independent determinations as to appropriate pharmaceuticals and dosing, are subject to change, including, for example, as a result of changes in labeling of pharmaceuticals or the introduction of new pharmaceuticals. Additionally, commercial payors have increasingly examined their administration policies for pharmaceuticals and, in some cases, have modified those policies. If such policy and practice trends or other changes to private and governmental payment criteria make it more difficult to preserve our margins per treatment, it could have a material adverse effect on our business, results of operations, financial condition and cash flows. Further, increased utilization of certain pharmaceuticals whose costs are included in a bundled reimbursement rate, or decreases in reimbursement for pharmaceuticals whose costs are not included in a bundled reimbursement rate, could also have a material adverse effect on our business, results of operation, financial condition and cash flows.
Changes in regulations impacting pharmaceuticals could similarly affect our operating results. For example, as of January 1, 2018, calcimimetics became part of the Medicare Part B ESRD payment, subject to a transitional drug add-on payment adjustment (TDAPA). We implemented operational and clinical processes designed to provide the drug as required under the applicable regulations and as prescribed by physicians, and also worked to contract with payors and manufacturers to provide for access to and distribution of the drug. If the government or other payors implement new requirements for patients to receive the drug, if we are not adequately reimbursed for the cost of the drug, or the processes we have implemented to provide the drug do not perform as anticipated, then we could be subject to both financial and operational risk, among other things. During this transitional period, the wider availability of generic supplies of oral calcimimetics has driven the acquisition cost of that drug down, which will in turn continue to lower associated reimbursement rates. CMS intends to add calcimimetics into the bundle as of January 1, 2021, but at this time we cannot predict the specifics of how CMS will incorporate oral and intravenous calcimimetics into the Medicare bundle. Each of these factors could lead to significant fluctuations in our associated levels of operating income, among other things.
Similar operating and clinical rigor and processes will be needed for other potential new drugs, treatments or technologies that are approved and come onto the market. Any failure to successfully contract with manufacturers for competitive pricing, failure to successfully contract with the government or other payors for appropriate reimbursement, or failure to prepare, develop and implement processes that provide for appropriate availability and use in our clinics could have a material adverse impact on our business, results of operations, financial condition and cash flows. Additionally, as new kidney care drugs, treatments or technologies are introduced over time, we expect that the use of transitional payment adjustments to incorporate certain of these new drugs, treatments or technologies as defined by the CMS policy into the bundled Medicare Part B ESRD payment may lead to fluctuations in associated levels of operating income and risk that the reimbursement levels of such drugs, treatments or technologies may not adequately cover our cost to obtain the drug or other associated costs due to, among other things, the risk that CMS may not provide adequate funding in the Medicare Part B ESRD payment in the post-transitional period or such items are not covered by transitional add on pricing, in which case there may be less clarity on the reimbursement, either of which may in turn adversely impact our business, results of operations, financial condition and cash flows.

We may also be subject to increased inquiries or audits from a variety of governmental bodies or claims by third parties related to pharmaceuticals, which would require management's attention and could result in significant legal expense. Any negative findings could result in, among other things, substantial financial penalties or repayment obligations, the imposition of certain obligations on and changes to our practices and procedures as well as the attendant financial burden on us to comply with the obligations, or exclusion from future participation in the Medicare and Medicaid programs, and could have a material adverse effect on our business, results of operations, financial condition, cash flows and reputation. For additional details, see the risk factor under the heading "If we fail to adhere to all of the complex governmental laws, regulations and requirements that apply to our business, we could suffer severe consequences that could have a material adverse effect on our business, results of operations, financial condition and cash flows, and could materially harm our reputation and stock price."
If we are unable to compete successfully, including, without limitation, implementing our growth strategy and/or retaining patients and physicians willing to serve as medical directors, it could materially adversely affect our business, results of operations, financial condition and cash flows.
Patient retention and the continued referrals of patients from referral sources such as hospitals and nephrologists, as well as acquisitions are some of the important parts of our growth strategy. In our U.S. dialysis business, we continue to face intense competition from large and medium-sized providers, among others, which compete directly with us for the limited acquisition targets as well as for individual patients and physicians qualified to serve as medical directors. U.S. regulations require medical directors for each center. As we and our competitors continue to grow and open new dialysis centers, we may not be able to retain an adequate number of nephrologists to serve as medical directors. Competition in existing and expanding geographies or areas is intense, and is not limited to large competitors with substantial financial resources or to established participants in the dialysis space. We also compete with individual nephrologists who have opened their own dialysis units or facilities. Moreover, as we continue our expansion into various international markets, we will continue to face competition from large and medium-sized providers, among others, for acquisition targets.
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
In addition to traditional dialysis providers, there have been a number of announcements by non-traditional dialysis providers and others, which relate to entry into the dialysis and pre-dialysis space, the development of innovative technologies, or the commencement of new business activities that could be disruptive to the industry. Some of these new entrants have considerable financial resources. Although these and other potential competitors may face operational or financial challenges, the highly-competitive and evolving dialysis and pre-dialysis marketplaces have presented some opportunities for relative ease of entry for these and other potential competitors. As a result, we may compete with these smaller or non-traditional providers or others in an asymmetrical environment with respect to data and regulatory requirements that we face as an ESRD service provider, thereby negatively impacting our ability to effectively compete. These and other factors have continued to drive change in the dialysis and pre-dialysis space, and if we are unable to successfully adapt to these dynamics, it could have a material adverse impact on our business, results of operations, financial condition and cash flows.
Furthermore, each of the aforementioned competitive pressures and related risks may be impacted by a continued decline in the rate of growth of the ESRD patient population or other reductions in demand for dialysis treatments. Based on the recent 2019 annual data report from the United States Renal Data System (USRDS), the underlying ESRD dialysis patient population has grown at an approximate compound rate of 3.6% from 2007 to 2017 and a compound rate of 3.3% from 2012 to 2017, which suggests that the rate of growth of the ESRD patient population is declining. A number of factors may impact ESRD growth rates, including, without limitation, the aging of the U.S. population, incidence rates for diseases that cause kidney failure such as diabetes and hypertension, mortality rates for dialysis patients and growth rates of minority populations with higher than average incidence rates of ESRD. In addition, the number of kidney transplants has been increasing in recent years and the historical improvement in the mortality rate of patients with ESRD appears to be plateauing, each of which may impact ESRD growth rates. This transplant rate may continue to increase in future years, particularly in light of the recent 2019 Executive Order and CMMI's proposed new goals and measures to increase access to kidney transplants. In addition, one of the stated goals of the 2019 Executive Order and CMMI's proposed rule is to reduce ESRD. For additional information, see the discussion under the heading "Changes in the structure of and payment rates under the Medicare ESRD program could have a material adverse effect on our business, results of operations, financial condition and cash flows."

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
Our business strategy includes growth through acquisitions of dialysis centers and other businesses, as well as through entry into joint ventures. We may engage in acquisitions, mergers, joint ventures or dispositions or expand into new business lines or models, which may affect our results of operations, debt-to-capital ratio, capital expenditures or other aspects of our business. There can be no assurance that we will be able to identify suitable acquisition targets or merger partners or buyers for dispositions or that, if identified, we will be able to agree to terms with merger partners, acquire these targets or make these dispositions on acceptable terms or on the desired timetable. There can also be no assurance that we will be successful in completing any acquisitions, mergers or dispositions that we announce, executing new business lines or models or integrating any acquired business into our overall operations. There is no guarantee that we will be able to operate acquired businesses successfully as stand-alone businesses, or that any such acquired business will operate profitably or will not otherwise have a material adverse effect on our business, results of operations, financial condition and cash flows or materially harm our reputation. In addition, acquisition, merger or joint venture activity conducted as part of our overall growth strategy is subject to antitrust and competition laws, and antitrust regulators can investigate future (or pending) and consummated transactions. These laws could impact our ability to pursue these transactions, and under certain circumstances, could result in mandated divestitures, among other things. If a proposed transaction or series of transactions is subject to challenge under antitrust or competition laws, we may incur substantial legal costs, management’s attention and resources may be diverted, and if we are found to have violated these or other related laws, regulations or requirements, we could suffer severe consequences that could have a material adverse effect on our business, results of operations, financial condition and cash flows and could materially harm our reputation and stock price. For additional detail, see the discussion under the heading "If we fail to adhere to all of the complex governmental laws, regulations and requirements that apply to our business, we could suffer severe consequences that could have a material adverse effect on our business, results of operations, financial condition and cash flows, and could materially harm our reputation and stock price." Further, we cannot be certain that key talented individuals at the business being acquired will continue to work for us after the acquisition or that they will be able to continue to successfully manage or have adequate resources to successfully operate any acquired business. In addition, certain of our acquired dialysis centers and facilities have been in service for many years, which may result in a higher level of maintenance costs. Further, our facilities, equipment and information technology may need to be improved or renovated to maintain or increase operational efficiency, compete for patients and medical directors, or meet changing regulatory requirements. Increases in maintenance costs and any continued increases in capital expenditures could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
We have in the past decided, and may in the future decide, to dispose of certain assets or businesses, such as the disposition of our DMG business, which we completed in June 2019. The sale of DMG results in a less diversified portfolio of businesses, and we have a greater dependency on the performance of our kidney care business for our financial results, which makes us more susceptible to market fluctuations and other adverse events than if we had retained the DMG business.
In addition, under the terms of the equity purchase agreement in connection with the DMG sale agreement, as amended (the DMG sale agreement) (and subject to the limitations therein), we agreed to certain indemnification obligations. As a result, we may become obligated to make payments to the buyer relating to our previous ownership and operation of the DMG business. Claims giving rise to these potential payments include, without limitation, claims related to breaches of our representations and warranties and covenants, including claims for breaches of our representations and warranties regarding compliance with law, litigation, absence of undisclosed liabilities, employee benefit matters, labor matters, or taxes, among others, and other claims for which we provided the buyer with a special indemnity. Any such post-closing liabilities and required payments under the DMG sale agreement, or otherwise, or in connection with any other past or future disposition of material assets or businesses could individually or in the aggregate have a material adverse effect on our business, results of operations, financial condition and cash flows and could materially harm our reputation. Further, the purchase price in the DMG sale agreement is subject to customary post-closing adjustments, including, without limitation, as a result of certain net working capital adjustments. We are currently engaged with Optum concerning what, if any, net working capital adjustment or other potential adjustments to the purchase price are appropriate, via the process set forth in the DMG sale agreement. Any negative adjustments to the purchase price, including, without limitation, as a result of this ongoing engagement with Optum, could result in a material adverse change in the amount of consideration that we are able to retain.
Additionally, joint ventures, including, without limitation, our Asia Pacific joint venture, and minority investments inherently involve a lesser degree of control over business operations, thereby potentially increasing the financial, legal, operational and/or compliance risks associated with the joint venture or minority investment. In addition, we may be dependent on joint venture partners, controlling shareholders or management who may have business interests, strategies or goals that are inconsistent with ours. Business decisions or other actions or omissions of the joint venture partner, controlling shareholders or management may require us to make capital contributions or necessitate other payments, result in litigation or regulatory action against us, result in reputational harm to us or adversely affect the value of our investment or partnership, among other things. In addition, we have potential obligations to purchase the interests held by third parties in many of our joint ventures as a result of put provisions that are exercisable at the third party's discretion within specified time periods, pursuant to the applicable agreement. If these put provisions were exercised, we would be required to purchase the third party owner's equity interest, generally at the appraised market value. There can be no assurances that these joint ventures and/or minority investments, including, without limitation, our Asia Pacific joint venture, ultimately will be successful.
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
We have significant suppliers, with a substantial portion of our total vendor spend concentrated with a limited number of third party suppliers. These third party suppliers include, without limitation, suppliers of pharmaceuticals that may be the primary source of products critical to the services we provide, or to which we have committed obligations to make purchases, sometimes at particular prices. If any of these suppliers do not meet our needs for the products they supply, including, without limitation, in the event of a product recall, shortage or dispute, and we are not able to find adequate alternative sources, if we experience material price increases from these suppliers that we are unable to mitigate, or if some of the drugs that we purchase from our suppliers are not reimbursed or not adequately reimbursed by commercial or government payors, or if we are unable to secure products, including pharmaceuticals at competitive rates and within the desired time frame, it could have a material adverse impact on our business, results of operations, financial condition and cash flows. In addition, the technology related to the products critical to the services we provide is subject to new developments which may result in superior products. If we are not able to access superior products on a cost-effective basis or if suppliers are not able to fulfill our requirements for such products, we could face patient attrition and other negative consequences which could have a material adverse effect on our business, results of operations, financial condition and cash flows.
The level of our current and future debt could have an adverse impact on our business, and our ability to generate cash to service our indebtedness and for other intended purposes depends on many factors beyond our control.
We have a substantial amount of indebtedness outstanding and we may incur substantial additional indebtedness in the future, including indebtedness incurred to finance repurchases of our common stock pursuant to our share repurchase authorization discussed under "Stock Repurchases" in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." As described in Note 13 to the consolidated financial statements included in this report, we are party to a $5.5 billion senior secured credit agreement (the Credit Agreement), which consists of a secured term loan A facility in the aggregate principal amount of $1.75 billion with a delayed draw feature, a secured term loan B facility in the aggregate principal amount of approximately $2.75 billion and a secured revolving line of credit in the aggregate principal amount of $1 billion. Our long-term indebtedness also includes $3.25 billion aggregate principal amount of senior notes.

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
In addition, we may continue to incur indebtedness in the future, and the amount of that additional indebtedness may be substantial. Although the indentures governing our senior notes and the Credit Agreement include covenants that could limit our indebtedness, we currently have, and expect to continue to have, the ability to incur substantial additional debt. The risks described in this risk factor could intensify as new debt is added to current debt levels.
Our senior secured credit facilities bear, and other indebtedness we may incur in the future may bear, interest at a variable rate. As a result, at any given time interest rates on the senior secured credit facilities and any other variable rate debt could be higher or lower than current levels. If interest rates increase, our debt service obligations on our variable rate indebtedness will increase even though the amount borrowed remains the same, and therefore net income and associated cash flows, including cash available for servicing our indebtedness, will correspondingly decrease.
Our indebtedness levels and the required payments on such indebtedness may also be impacted by expected reforms related to LIBOR. The variable interest rates payable under our senior secured credit facilities are linked to LIBOR as the benchmark for establishing such rates. Recent national, international and other regulatory guidance and reform proposals regarding LIBOR are expected to ultimately cause LIBOR to be discontinued or become unavailable as a rate benchmark. This resultant uncertainty may cause LIBOR to perform differently than in the past. The consequences of these developments with respect to LIBOR cannot be entirely predicted, but could disrupt the financial and credit markets or adversely affect the variable interest rates associated with our current or future indebtedness. Our senior secured credit facilities include mechanics to facilitate the adoption by us and our lenders of an alternative benchmark rate for use in place of LIBOR; however, no assurance can be made that we and our lenders will agree on such an alternative rate and, even if agreed upon, such alternative rate may not perform in a manner similar to LIBOR and may result in interest rates that are higher or lower than those that would have resulted had LIBOR remained in effect.
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
The borrowings under our current senior secured credit facilities and senior indentures are guaranteed by certain of our domestic subsidiaries, and borrowings under our senior secured credit facilities are secured by substantially all of our and certain of our domestic subsidiaries' assets. Such guarantees and the fact that we have pledged such assets may make it more difficult and expensive for us to make, or under certain circumstances could effectively prevent us from making, additional secured and unsecured borrowings.
We may be subject to liability claims for damages and other expenses that are not covered by insurance or exceed our existing insurance coverage that could have a material adverse effect on our business, results of operations, financial condition, cash flows and reputation.
Our operations and how we manage our business may subject us, as well as our officers and directors to whom we owe certain defense and indemnity obligations, to litigation and liability for damages. Our business, profitability and growth prospects could suffer if we face negative publicity or we pay damages or defense costs in connection with a claim that is outside the scope or limits of coverage of any applicable insurance coverage, including, without limitation, claims related to adverse patient events, cybersecurity incidents, contractual disputes, antitrust and competition laws and regulations, professional and general liability and directors' and officers' duties. In addition, we have received notices of claims from commercial payors and other third parties, as well as subpoenas and CIDs from the federal government, related to our business practices, including, without limitation, our historical billing practices and the historical billing practices of acquired businesses. Although the ultimate outcome of these claims cannot be predicted, an adverse result with respect to one or more of these claims could have a material adverse effect on our business, results of operations, financial condition and cash flows. We maintain insurance coverage for those risks we deem are appropriate to insure against and make determinations about whether to self-insure as to other risks or layers of coverage. However, a successful claim, including, without limitation, a professional liability, malpractice or negligence claim or a claim related to a cybersecurity incident, which is in excess of any applicable insurance coverage, or that is subject to our self-insurance retentions, could have a material adverse effect on our business, results of operations, financial condition, cash flows and reputation.
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
We are continuing to expand our operations by offering our services and entering new lines of business in certain markets outside of the U.S., which increases our exposure to the inherent risks of doing business in international markets. Depending on the market, these risks include those relating to:

•	changes in the local economic environment;

•	political instability, armed conflicts or terrorism;

•	public health crises, such as pandemics or epidemics;

•	social changes;

•	intellectual property legal protections and remedies;

•	trade regulations;

•	procedures and actions affecting approval, production, pricing, reimbursement and marketing of products and services;

•	foreign currency;

•	additional U.S. and foreign taxes;

•	export controls;

•	antitrust and competition laws and regulations;

•	lack of reliable legal systems which may affect our ability to enforce contractual rights;

•	changes in local laws or regulations, or interpretation or enforcement thereof;

•	potentially longer ramp-up times for starting up new operations and for payment and collection cycles;

•	financial and operational, and information technology systems integration;

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
Delays in state Medicare and Medicaid certification, changes to other enrollment/provider requirements and/or anything impacting the licensing of our dialysis centers could adversely affect our business, results of operations, financial condition, cash flows and reputation.
Before we can begin billing for patients treated in our outpatient dialysis centers who are enrolled in government-based programs, we are required to obtain state and federal certification for participation in the Medicare and Medicaid programs. As state agencies responsible for surveying dialysis centers on behalf of the state and Medicare program face increasing budgetary pressure, certain states are having difficulty keeping up with certifying dialysis centers in the normal course resulting in significant delays in certification. If state governments continue to have difficulty keeping up with certifying new centers in the normal course and we continue to experience significant delays in our ability to treat and bill for services provided to patients covered under government programs, it could cause us to incur write-offs of investments in the event we have to close centers or our centers' operating performance deteriorates, and it could have an adverse effect on our business, results of operations, financial condition and cash flows. The BBA passed in February 2018 allows organizations approved by the HHS to accredit dialysis facilities and imposes certain timing requirements regarding the initiation of initial surveys to determine if certain conditions and requirements for payment have been satisfied. While we have made use of these HHS-approved parties for accreditation on a case-by-case basis, there can be no assurance that such changes will significantly reduce or eliminate certification and licensure delays over the long term. In addition to certifications for Medicare and Medicaid, some states have licensing requirements for ESRD facilities. Delays in licensure, denials of licensure, or withdrawal of licensure could also adversely affect our business, results of operations, financial condition and cash flows.
In addition, in November 2019, CMS finalized a Provider Enrollment Rule creating new onerous disclosure obligations for all providers enrolled in Medicare, Medicaid and the Children’s Health Insurance Plan (CHIP). The final rule imposes a stronger revocation authority and increases the bar for re-enrollment for providers who submit incomplete or inaccurate information or who have affiliations with other providers that CMS has determined pose undue risk of fraud, waste or abuse. If we fail to comply with these and other applicable requirements on our licensure and certification programs, particularly in light of increased penalties that include a 10-year ban to re-enrollment, under certain circumstances it could have a material adverse on our business, results of operations, financial condition, cash flows and reputation.
If our joint ventures were found to violate the law, we could suffer severe consequences that would have a material adverse effect on our business, results of operations, financial condition and cash flows.
As of December 31, 2019, we owned a controlling interest in numerous dialysis-related joint ventures, which represented approximately 26% of our U.S. dialysis revenues for the year ended December 31, 2019. In addition, we also owned noncontrolling equity investments in several other dialysis related joint ventures. We expect to continue to increase the number of our joint ventures. Many of our joint ventures with physicians or physician groups also have certain physician owners providing medical director services to centers we own and operate. Because our relationships with physicians are governed by the federal and state anti-kickback statutes, we have sought to structure our joint venture arrangements to satisfy as many federal safe harbor requirements as we believe are commercially reasonable. Our joint venture arrangements do not satisfy all of the elements of any safe harbor under the federal Anti-Kickback Statute, however, and therefore are susceptible to government scrutiny. For example, in October 2014, we entered into a settlement agreement to resolve the then pending 2010 and 2011 U.S. Attorney physician relationship investigations regarding certain of our joint ventures and paid $406 million in settlement amounts, civil forfeiture, and interest to the U.S. and certain states. For further details on the settlement agreement, see the risk factor under the heading "If we fail to adhere to all of the complex governmental laws, regulations and requirements that apply to our business, we could suffer severe consequences that could have a material adverse effect on our business, results of operations, financial condition and cash flows, and could materially harm our reputation and stock price."
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
There are significant risks associated with estimating the amount of U.S. dialysis net patient services revenues and related refund liabilities that we recognize in a reporting period. The billing and collection process is complex due to ongoing insurance coverage changes, geographic coverage differences, differing interpretations of contract coverage and other payor issues, such as ensuring appropriate documentation. Determining applicable primary and secondary coverage for approximately 206,900 U.S. patients at any point in time, together with the changes in patient coverage that occur each month, requires complex, resource-intensive processes. Errors in determining the correct coordination of benefits may result in refunds to payors. Revenues associated with Medicare and Medicaid programs are also subject to estimating risk related to the amounts not paid by the primary government payor that will ultimately be collectible from other government programs paying secondary coverage, the patient's commercial health plan secondary coverage or the patient. Collections, refunds and payor retractions typically continue to occur for up to three years and longer after services are provided. We generally expect our range of U.S. dialysis net patient services revenues estimating risk to be within 1% of net revenues for the segment. If our estimates of U.S. dialysis net patient services revenues and related refund liabilities are materially inaccurate, it could impact the timing and the amount of our revenues recognition and have a material adverse impact on our business, results of operations, financial condition and cash flows.
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
If a significant number of physicians were to cease referring patients to our dialysis centers, whether due to law, rule or regulation, new competition, a perceived decrease in the quality of service levels at our centers or other reasons, it would have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
Our medical director contracts are for fixed periods, generally ten years, and at any given time a large number of them could be up for renewal at the same time. Medical directors have no obligation to extend their agreements with us and, under certain circumstances, our former medical directors may choose to provide medical director services for competing providers or establish their own dialysis centers in competition with ours. Neither our current nor former medical directors have an obligation to refer their patients to our centers. In addition, there are a number of new entrants into the dialysis space, and physicians, including medical directors, may refer patients to these new entrants rather than the Company.
The aging of the nephrologist population and opportunities presented by our competitors may negatively impact a medical director's decision to enter into or extend his or her agreement with us. Moreover, a perceived decrease in the quality of service levels at our centers or different affiliation models in the changing healthcare environment that limit a nephrologist's choice in where he or she can refer patients, such as an increase in the number of physicians becoming employed by hospitals, may limit a nephrologist's ability or desire to refer patients to our centers or otherwise negatively impact treatment volumes.
In addition, if the terms of any existing agreement are found to violate applicable laws, there can be no assurances that we would be successful in restructuring the relationship, which would lead to the early termination of the agreement. If we are unable to obtain qualified medical directors to provide supervision of the operations and care provided at our dialysis centers, it could affect physicians' desire to refer patients to our dialysis centers. If a significant number of physicians were to cease referring patients to our dialysis centers, it would have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
We face increasing labor costs generally, and in particular, we continue to face increased labor costs and difficulties in hiring nurses due to a nationwide shortage of skilled clinical personnel. We compete for nurses with hospitals and other healthcare providers. This nursing shortage may limit our ability to expand our operations. Furthermore, changes in certification requirements can impact our ability to maintain sufficient staff levels, including to the extent our teammates are not able to meet new requirements, among other things. In addition, if we experience a higher than normal turnover rate for our skilled clinical personnel, our operations and treatment growth may be negatively impacted, which could adversely affect our business, results of operations, financial condition and cash flows. We also face competition in attracting and retaining talent for key leadership positions. If we are unable to attract and retain qualified individuals, we may experience disruptions in our business operations, including, without limitation, our ability to achieve strategic goals, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
Our business is labor intensive, and our financial and operating results have been and continue to be subject to variations in labor-related costs, productivity and the number of pending or potential claims against us related to labor and employment practices. Political or other efforts at the national or local level could result in actions or proposals that increase the likelihood of success of union organizing activities at our facilities and ongoing union organizing activities at our facilities could continue or increase for other reasons. We could experience an upward trend in wages and benefits and labor and employment claims, including, without limitation, the filing of class action suits, or adverse outcomes of such claims, or face work stoppages. In addition, we are and may continue to be subject to targeted corporate campaigns by union organizers in response to which we have been and may continue to be required to expend substantial resources, both time and financial. Any of these events or circumstances could have a material adverse effect on our employee relations, treatment growth, productivity, business, results of operations, financial condition and cash flows.
Failing to effectively maintain, operate or upgrade our information systems or those of third-party service providers upon which we rely, including, without limitation, our clinical, billing and collections systems could materially adversely affect our business, results of operations, financial condition and cash flows.
Our business depends significantly on effective information systems. Our information systems require an ongoing commitment of significant resources to maintain and enhance existing systems and develop or contract for new systems in order to keep pace with continuing changes in information processing technology, emerging cybersecurity risks and threats, evolving industry, legal and regulatory standards and requirements, and new models of care, and other changes in our business, among other things. There can be no assurances that we will ultimately realize anticipated benefits from investments in new or existing information systems. In addition, we may from time to time obtain significant portions of our systems-related support, technology or other services from independent third parties, which may make our operations vulnerable if such third parties fail to perform adequately.
Failure to successfully implement, operate and maintain effective and efficient information systems with adequate technological capabilities, deficiencies or defects in the systems and related technology, or our failure to efficiently and effectively consolidate our information systems to eliminate redundant or obsolete applications, could result in competitive disadvantages, which could have a material adverse effect on our business, financial condition and results of operations. For additional information on the risks we face in a highly competitive market, see the risk factor under the heading, "If we are unable to compete successfully, including, without limitation, implementing our growth strategy and/or retaining patients and physicians willing to serve as medical directors, it could materially adversely affect our business, results of operations, financial condition and cash flows." If the information we rely upon to run our business were found to be inaccurate or unreliable or if we or third parties on which we rely fail to adequately maintain our information systems and data integrity effectively, whether due to software deficiencies, human coding or implementation error or otherwise, we could experience difficulty meeting clinical outcome goals, face regulatory problems, including sanctions and penalties, incur increases in operating expenses or suffer other adverse consequences, any of which could be material. Moreover, failure to adequately protect and maintain the integrity of our information systems (including our networks) and data, or information systems and data hosted by third parties upon which we rely, could subject us to severe consequences as described in the risk factor under the heading "Privacy and information security laws are complex, and if we fail to comply with applicable laws, regulations and standards, including with respect to third-party service providers that utilize sensitive personal information on our behalf, or if we fail to properly maintain the integrity of our data, protect our proprietary rights to our systems or defend against cybersecurity attacks, we may be subject to government or private actions due to privacy and security breaches, any of which could have a material adverse effect on our business, results of operations, financial condition and cash flows or materially harm our reputation."
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
Additionally, we expect the highly competitive environment in which we operate to become increasingly more competitive as the market evolves and new technologies are introduced. This dynamic environment requires continuous investment in new technologies and clinical applications. Machine learning and artificial intelligence are increasingly driving innovations in technology, and parts of our operations may employ robotics. If these technologies or applications fail to operate as anticipated or do not perform as specified, including due to potential design defects and defects in the development of algorithms or other technologies, human error or otherwise, our clinical operations, business and reputation may be harmed. If we are unable to successfully maintain, operate or implement such technologies or applications in our clinical operations and laboratory, we may be, among other things, unable to efficiently adapt to evolving laws and requirements, unable to remain competitive with others who successfully implement and advance this technology, subject to increased risk under existing laws, regulations and requirements that apply to our business, and our patients' safety may be adversely impacted, any of which could have a material adverse impact on our business, results of operations and financial condition and could materially harm our reputation. For additional detail, see the discussion in the risk factor under the heading "If we fail to adhere to all of the complex governmental laws, regulations and requirements that apply to our business, we could suffer severe consequences that could have a material adverse effect on our business, results of operations, financial condition and cash flows, and could materially harm our reputation and stock price."
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

In addition, tax laws and regulations are complex and subject to varying interpretations, and any significant failure to comply with applicable tax laws and regulations in all relevant jurisdictions could give rise to substantial penalties and liabilities. We are regularly subject to audits by tax authorities. For example, we are currently under audit by the Internal Revenue Service for the years 2014–2017, among other things. Although we believe our tax estimates and related reporting are appropriate, the final determination of this and other tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. Any changes in enacted tax laws (such as the recent U.S. tax legislation), rules or regulatory or judicial interpretations; any adverse development or outcome in connection with tax audits in any jurisdiction; or any change in the pronouncements relating to accounting for income taxes could materially and adversely impact our effective tax rate, tax payments, results of operations, financial condition and cash flows.
Laws regulating the corporate practice of medicine could restrict the manner in which our subsidiaries are permitted to conduct their business, and the failure to comply with such laws could subject these entities to penalties or require a restructuring of these businesses.
Some states have laws that prohibit business entities, such as certain of our subsidiaries, including but not limited to, Nephrology Practice Solutions, Vively, VillageHealth DM (DaVita IKC), and Lifeline Vascular Access, from practicing medicine, employing physicians to practice medicine, exercising control over medical decisions by physicians (also known collectively as the corporate practice of medicine) or engaging in certain arrangements, such as fee-splitting, with physicians. In some states these prohibitions are expressly stated in a statute or regulation, while in other states the prohibition is a matter of judicial or regulatory interpretation. Some of the states in which DaVita entities currently operate, generally prohibit the corporate practice of medicine, and other states may do so in the future as well. DaVita believes it has structured its entities appropriately; however, it is possible that a state regulatory agency or a court could determine DaVita and/or associated physician entities are in violation of the corporate practice of medicine doctrine. As a result, these arrangements could be deemed invalid, potentially resulting in a loss of revenues and an adverse effect on results of operations derived from these entities.
If we fail to successfully maintain an effective internal control over financial reporting, the integrity of our financial reporting could be compromised, which could have a material adverse effect on our ability to accurately report our financial results, the market's perception of our business and our stock price.
The integration of acquisitions and addition of new business lines into our internal control over financial reporting has required and will continue to require significant time and resources from our management and other personnel and has increased and will continue to, increase our compliance costs. Failure to maintain an effective internal control environment could have a material adverse effect on our ability to accurately report our financial results, the market's perception of our business and our stock price. In addition, we could be required to restate our financial results in the event of a significant failure of our internal control over financial reporting or in the event of inappropriate application of accounting principles.
Deterioration in economic conditions, disruptions in the financial markets or the effects of natural or other disasters, political instability, public health crises or adverse weather events such as hurricanes, earthquakes, fires or flooding could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
Moreover, as of December 31, 2019, we had approximately $6.788 billion of goodwill recorded on our consolidated balance sheet. We account for impairments of goodwill in accordance with the provisions of applicable accounting guidance, and record impairment charges when and to the extent a reporting unit's carrying amount is determined to exceed its estimated fair value. We use a variety of factors to assess changes in the financial condition, future prospects and other circumstances concerning our businesses and to estimate their fair value when applicable. These assessments and the related valuations can involve significant uncertainties and require significant judgment on various matters, some of which could be subject to reasonable disagreement.
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
Further, some of our operations, including our clinical laboratory, dialysis centers and other facilities, may be adversely impacted by the effects of natural or other disasters, political instability, public health crises such as global pandemics or epidemics, or adverse weather events such as hurricanes, earthquakes, fires or flooding. Patients with chronic illness may be more susceptible to epidemics or other public health crises. Any such event or other occurrence that results in a failure of the fitness of our clinical laboratory, dialysis centers and related operations and/or other facilities or otherwise adversely impacts the safety of our teammates or patients at any of those locations could lead us to face adverse consequences, including, without limitation, compliance or regulatory investigations, any of which could materially impact our business, results of operation and financial condition, and could materially harm our reputation. For example, our clinical laboratory is located in Florida, a state that has in the past experienced and may in the future experience hurricanes. Natural or other disasters or adverse weather events could significantly damage or destroy our facilities, disrupt operations, increase our costs to maintain operations and require substantial expenditures and recovery time to fully resume operations. In addition, our presence in markets outside the U.S. may increase our exposure to certain risks related to such natural disasters, public health crises, political instability or other catastrophic event outside our control. For additional information regarding the risks related to our international business, see the discussion in the risk factor under the heading "Expansion of our operations to and offering our services in markets outside of the U.S. subjects us to political, economic, legal, operational and other risks that could have a material adverse effect on our business, results of operations, financial condition, cash flows and reputation."
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
Item 1B.    Unresolved Staff Comments.
None.
Item 2.        Properties.
Our corporate headquarters are located in Denver, Colorado, consisting of one owned 240,000 square foot building and one leased 345,900 square foot location. Our headquarters are occupied by teammates engaged in management, finance, marketing, strategy, legal, compliance and other administrative functions. We lease six business offices located in California,

Pennsylvania, Tennessee and Washington for our U.S. dialysis business. Our laboratory is based in Florida where we operate our lab services out of one leased building. We also lease other administrative offices in the U.S. and worldwide.
For our U.S. dialysis business we own the land and buildings for seven outpatient dialysis centers. We also own 22 properties for development, including operating outpatient dialysis centers and properties we hold for sale. In addition, we lease a total of four owned properties to third-party tenants. Our remaining outpatient dialysis centers are located on premises that we lease.
The majority of our leases for our U.S. dialysis business cover periods from five years to 15 years and typically contain renewal options of five years to ten years at the fair rental value at the time of renewal. Our leases are generally subject to periodic consumer price index increases, or contain fixed escalation clauses. Our outpatient dialysis centers range in size from approximately 900 to 33,000 square feet, with an average size of approximately 7,700 square feet. Our international leases generally range from one to ten years.
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
Item 3.        Legal Proceedings.
The information required by this Part I, Item 3 is incorporated herein by reference to the information set forth under the caption “Contingencies” in Note 16 to the consolidated financial statements included in this report.
Item 4.        Mine Safety Disclosures.
Not applicable.

PART II
Item 5.        Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is traded on the New York Stock Exchange under the symbol DVA. The closing price of our common stock on January 31, 2020 was $79.87 per share. According to Computershare, our registrar and transfer agent, as of January 31, 2020, there were 8,070 holders of record of our common stock. This figure does not include the indeterminate number of beneficial holders whose shares are held of record by brokerage firms and clearing agencies.
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
Stock Repurchases

The following table summarizes our repurchases of our common stock during the fourth quarter of 2019:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
	(dollars and shares in thousands, except for per share data)
October 1-31, 2019	4,028	$57.13	4,028	$261,792
November 1-30, 2019	1,407	69.41	1,407	$1,918,055
December 1-31, 2019	2,934	73.13	2,934	$1,703,495
Total	8,369	$64.80	8,369
The following table summarizes our repurchases of our common stock during 2019:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
	(dollars and shares in thousands, except for per share data)
January 1 - March 31, 2019	—	$—	—	$1,355,605
April 1 - June 30, 2019	2,060	54.46	2,060	$1,243,416
July 1 - September 30, 2019	30,592	57.14	30,592	$491,917
October 1 - December 31, 2019	8,369	64.80	8,369	$1,703,495
Total	41,020	$58.57	41,020
On July 11, 2018, our Board of Directors approved an additional share repurchase authorization in the amount of approximately $1.39 billion. This share repurchase authorization was in addition to the approximately $110 million remaining at that time under our Board of Directors’ prior share repurchase authorization approved in October 2017.
Effective July 17, 2019, the Board terminated all remaining prior share repurchase authorizations available to the Company at that time and approved a new share repurchase authorization of $2.0 billion.
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
As of February 20, 2020, we have a total of $1.68 billion available under the current repurchase authorization for additional share repurchases. Although this share repurchase authorization does not have an expiration date, we remain subject to share repurchase limitations, including under the terms of our senior secured credit facilities and the indentures governing our senior notes.

Item 6.        Selected Financial Data.
The following financial and operating data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements filed as part of this report. The following table presents selected consolidated financial and operating data for the periods indicated:

	Year ended December 31,
	2019	2018	2017	2016	2015
	(dollars and shares in thousands, except per share data)
Income statement data:
Total revenues(1)	$11,388,479	$11,404,851	$10,876,634	$10,707,467	$9,982,245
Operating expenses and charges(2)	9,745,162	9,879,027	9,063,879	8,677,757	8,845,479
Operating income	1,643,317	1,525,824	1,812,755	2,029,710	1,136,766
Debt expense	(443,824)	(487,435)	(430,634)	(414,116)	(408,380)
Debt prepayment, refinancing and redemption charges	(33,402)	—	—	—	(48,072)
Other income, net	29,348	10,089	17,665	7,511	8,073
Income from continuing operations before income taxes	1,195,439	1,048,478	1,399,786	1,623,105	688,387
Income tax expense(3)	279,628	258,400	323,859	431,761	207,510
Net income from continuing operations	915,811	790,078	1,075,927	1,191,344	480,877
Net (loss) income from discontinued operations, net of tax(4)	105,483	(457,038)	(245,372)	(158,262)	(53,467)
Net income	1,021,294	333,040	830,555	1,033,082	427,410
Less: Net income attributable to noncontrolling interests	(210,313)	(173,646)	(166,937)	(153,208)	(157,678)
Net income attributable to DaVita Inc.	$810,981	$159,394	$663,618	$879,874	$269,732
Basic income from continuing operations per share attributable to DaVita Inc.(5)	$4.61	$3.66	$4.78	$5.12	$1.53
Diluted income from continuing operations per share attributable to DaVita Inc.(5)	$4.60	$3.62	$4.71	$5.04	$1.49
Weighted average shares outstanding:(5)
Basic	153,181	170,786	188,626	201,641	211,868
Diluted	153,812	172,365	191,349	204,905	216,252
Balance sheet data (as of period end):
Working capital	$1,318,072	$3,532,998	$5,703,181	$1,283,784	$2,104,143
Total assets	$17,311,394	$19,110,252	$18,974,536	$18,755,776	$18,524,224
Long-term debt	$7,977,526	$8,172,847	$9,158,018	$8,944,676	$9,000,482
Total DaVita Inc. shareholders' equity(5)	$2,133,409	$3,703,442	$4,690,029	$4,648,047	$4,870,781

(1)
On January 1, 2018, we adopted Revenue from Contracts with Customers (Topic 606) using the cumulative effect method for those contracts that were not substantially completed as of January 1, 2018. See Notes 1 and 2 of the consolidated financial statements for further discussion of our adoption of Topic 606.

(2)
The following table summarizes impairment charges, gain on changes in ownership interest, legal matters accrual and settlement charges, restructuring charges and gain on settlement included in operating expenses and charges:

	Year ended December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Certain operating expenses and charges:
Impairment charges	$124,892	$27,969	$336,223	$43,408	$4,066
Gain on changes in ownership interests, net		$(51,888)	$(6,273)	$(374,374)
Legal matters accrual and settlement charges				$15,770	$517,530
Restructuring charges		$11,366	$2,700
Gain on settlement			$(529,504)

(3)	Tax expense for 2017 included a net tax benefit of $251,510 related to U.S. tax legislation passed in December 2017.

(4)
On June 19, 2019, we completed the sale of our DMG business to Collaborative Care Holdings, LLC (Optum), a subsidiary of UnitedHealth Group Inc. Accordingly, DMG's results of operations are reported as net income (loss) from discontinued operations, net of tax for all periods presented and its assets and liabilities were classified as held for sale for the periods reported prior to close of the transaction.

(5)
Share repurchases consisted of 41,020 shares of common stock for $2,402,475 in 2019, 16,844 shares of common stock for $1,153,511 in 2018, 12,967 shares of common stock for $810,949 in 2017, 16,649 shares of common stock for $1,072,377 in 2016, and 7,780 shares of common stock for $575,380 in 2015. Shares issued in connection with stock awards were 161 in 2019, 371 in 2018, 514 in 2017, 1,011 in 2016, and 1,479 in 2015.

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-looking statements
This Annual Report on Form 10-K, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that are forward-looking statements within the meaning of the federal securities laws. All statements in this report, other than statements of historical fact, are forward-looking statements. Without limiting the foregoing, statements including the words "expect," "intend," "will," "plan," "anticipate," "believe," "forecast," "guidance," "outlook," "goals," and similar expressions are intended to identify forward-looking statements. These forward-looking statements include but are not limited to statements regarding our future operations, financial condition and prospects, such as expectations for operating cash flow, estimated charges and accruals, the development of new dialysis centers and dialysis center acquisitions or other new service offerings, government and commercial payment rates, and our stock repurchase program. Our actual results and other events could differ materially from any forward-looking statements due to numerous factors that involve substantial known and unknown risks and uncertainties. These risks and uncertainties include, among other things:

•
the concentration of profits generated by higher-paying commercial payor plans for which there is continued downward pressure on realized payment rates, and a reduction in the number of patients under such plans, including as a result of restrictions or prohibitions on the use and/or availability of charitable premium assistance, which may result in the loss of revenues or patients, or our making incorrect assumptions about how our patients will respond to any change in financial assistance from charitable organizations;

•
the extent to which the ongoing implementation of healthcare reform, or changes in or new legislation, regulations or guidance, enforcement thereof or related litigation result in a reduction in coverage or reimbursement rates for our services, a reduction in the number of patients enrolled in higher-paying commercial plans, or other material impacts to our business; or our making incorrect assumptions about how our patients will respond to any such developments;

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

•
the impact of the political environment and related developments on the current healthcare marketplace and on our business, including with respect to the future of the Affordable Care Act, the exchanges and many other core aspects of the current healthcare marketplace;

•
our ability to successfully implement our strategy with respect to home-based dialysis, including maintaining our existing business and further developing our capabilities in a complex and highly regulated environment;

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

•
uncertainties related to our use of the proceeds from the DMG sale transaction and other available funds, including external financing and cash flow from operations, which may be or have been used in ways that we cannot assure will improve our results of operations or enhance the value of our common stock; and

•
uncertainties associated with the other risk factors set forth in Part I, Item 1A. of this Annual Report on Form 10-K, and the other risks and uncertainties discussed in any subsequent reports that we file or furnish with the SEC from time to time.

The forward-looking statements should be considered in light of these risks and uncertainties. All forward-looking statements in this report are based solely on information available to us on the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of changed circumstances, new information, future events or otherwise, except as required by law.
The following should be read in conjunction with our consolidated financial statements.

Company overview
Our principal business is to provide dialysis and related lab services to patients in the United States, which we refer to as our U.S. dialysis business. We also operate various ancillary services and strategic initiatives including our international operations, which we collectively refer to as our ancillary services, as well as our corporate administrative support. Our U.S. dialysis business is a leading provider of kidney dialysis services in the U.S. for patients suffering from chronic kidney failure, also known as end stage renal disease (ESRD).
On June 19, 2019, we completed the sale of our DaVita Medical Group (DMG) business to Collaborative Care Holdings, LLC (Optum), a subsidiary of UnitedHealth Group Inc. As a result of this transaction, DMG's results of operations have been reported as discontinued operations for all periods presented and DMG is not included below in this Management's Discussion and Analysis.
Our overall financial performance in 2019 benefited from increased treatment volume from acquired and non-acquired growth in both our U.S. dialysis and international businesses and a corresponding increase in revenue, as well as improved operating margins due to a decrease in the cost of calcimimetics from the introduction of lower cost oral generics, a decrease in other pharmaceutical unit costs, and a decrease in advocacy costs as compared to the prior year. This was partially offset by increases in labor and benefits costs, other center related costs, a decrease in revenues from the closure of our pharmaceutical business in 2018. The year-over-year comparison was also adversely impacted by $36 million of additional Medicare bad debt revenue recognized in 2018 due to a policy election on adoption of the new revenue recognition accounting standard.
Drivers of our financial performance in 2019 included the following:

•
improved key clinical outcomes in our U.S. dialysis business, including our recognition as an industry leader for the seventh consecutive year in CMS’ Quality Incentive Program and for the last six years under the CMS Five-Star Quality Rating system;

•	U.S. dialysis revenue growth of 2.2% and international revenue growth of 13.6%;

•
a year-over-year increase in our normalized non-acquired U.S. dialysis treatment growth of 2.2%, which contributed to an increase of approximately 2.5% in our overall U.S. dialysis treatment count for 2019;

•	a net increase of 89 U.S. and 18 international dialysis centers;

•	operating cash flows of $2.0 billion from continuing operations;

•	a $174 million or 19.3% reduction in routine maintenance and development capital expenditures from continuing operations, consistent with our capital efficient growth strategies;

•	repurchase of 41,020,232 shares of our common stock for aggregate consideration of $2.4 billion and reduction of our share count by approximately 24.4% year-over-year; and

•	entry into a new $5.5 billion senior secured credit agreement and redemption of our 5.75% senior notes.

In 2020, we expect the fundamentals of our U.S. dialysis business to generally be similar to the dynamics that we faced in 2019. On treatment volume, we continue to face pressure due to slowing industry growth as well as competitive activity. On reimbursement rate, we expect modest growth in aggregate, primarily due to the expected net market basket update for Medicare treatments. On cost, we continue to expect inflationary pressure on wage rates and other costs, offset by continued savings on drug costs. We expect to continue making investments to grow our home-based dialysis services in 2020. We anticipate two notable differences in 2020 versus 2019 - we expect to generate significantly less income on calcimimetics due to expected decreases in Medicare reimbursement throughout 2020, and we plan to incur costs in 2020, which could be significant, to counter a proposed union-backed ballot initiative in California.
The discussion below includes analysis of our financial condition and results of operations for the years ended December 31, 2019 compared to December 31, 2018. Our Annual Report on Form 10-K for the year ended December 31, 2018, includes a discussion and analysis of our financial condition and results of operations for the year ended December 31, 2017, in Part II Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".
References to the "Notes" in the discussion below refer to the notes to the Company's consolidated financial statements included in this Annual Report on Form 10-K at Item 15, "Exhibits, Financial Statement Schedules" as referred from Part II Item 8, "Financial Statements and Supplementary Data."

Consolidated results of operations
The following table summarizes our revenues, operating income and adjusted operating income by line of business. See the discussion of our results for each line of business following this table.

	Year ended December 31,		Annual change
	2019	2018	Amount	Percent
	(dollars in millions)
Revenues:
U.S. dialysis	$10,563	$10,336	$227	2.2%
Other - ancillary services	972	1,196	(224)	(18.7)%
Elimination of intersegment revenues	(146)	(127)	(19)	(15.0)%
Total consolidated revenues	$11,388	$11,405	$(17)	(0.1)%

Operating income (loss):
U.S. dialysis	$1,925	$1,710	$215	12.6%
Other - Ancillary services	(189)	(94)	(95)	(101.1)%
Corporate administrative support	(92)	(90)	(2)	(2.2)%
Operating income	$1,643	$1,526	$117	7.7%

Adjusted operating income (loss):(1)
U.S. dialysis	$1,925	$1,682	$243	14.4%
Other - Ancillary services	(64)	(78)	14	17.9%
Corporate administrative support	(92)	(90)	(2)	(2.2)%
Adjusted operating income(1)	$1,768	$1,513	$255	16.9%
Certain columns, rows or percentages may not sum or recalculate due to the use of rounded numbers.

(1)	For a reconciliation of adjusted operating income (loss) by reportable segment, see "Reconciliations of non-GAAP measures" section below.
U.S. dialysis business
Our U.S. dialysis business is a leading provider of kidney dialysis services, operating 2,753 outpatient dialysis centers, serving a total of approximately 206,900 patients. We also provide acute inpatient dialysis services in approximately 900 hospitals. We estimate that we have approximately a 38% share of the U.S. dialysis market based upon the number of patients we serve.
Approximately 92% of our 2019 consolidated revenues were derived directly from our U.S. dialysis business. The principal drivers of our U.S. dialysis revenues include    :

•
the number of treatments, which is primarily a function of the number of chronic patients requiring approximately three treatments per week, as well as, to a lesser extent, the number of treatments for peritoneal dialysis, home dialysis and hospital inpatient dialysis; and

•	average dialysis net patient service revenue per treatment, including the mix of commercial and government patients.

Within our U.S. dialysis business, our home-based dialysis and hospital inpatient dialysis services are operationally integrated with our outpatient dialysis centers and related laboratory services. Our outpatient, home-based, and hospital inpatient dialysis services comprise approximately 78%, 16% and 6% of our U.S. dialysis revenues, respectively.
In the U.S., government dialysis-related payment rates are principally determined by federal Medicare and state Medicaid policy. For 2019, approximately 69% of our total U.S. dialysis patient services revenues were generated from government-based programs for services to approximately 90% of our total patients. These government-based programs are principally Medicare and Medicare-assigned, Medicaid and managed Medicaid plans, and other government plans, representing approximately 59%, 6% and 4% of our U.S. dialysis patient services revenues, respectively.

Dialysis payment rates from commercial payors vary and a major portion of our commercial rates are set at contracted amounts with payors and are subject to intense negotiation pressure. On average, dialysis-related payment rates from contracted commercial payors are significantly higher than Medicare, Medicaid and other government program payment rates, and therefore the percentage of commercial patients in relation to total patients represents a major driver of our total average dialysis net patient service revenue per treatment. Commercial payors (including hospital dialysis services) represent approximately 31% of U.S. dialysis patient services revenues. Over the last two years, we have seen a slight decline in the growth of our commercial patients, which has been outpaced by the growth of our government-based patients.
For further discussion of government reimbursement, the Medicare ESRD bundled payment system and commercial reimbursement, see the discussion in Item 1. Business under the heading “U.S. dialysis business – Sources of revenue-concentrations and risks.” For a discussion of operational, clinical and financial risks and uncertainties that we face in connection with the Medicare ESRD bundled payment system, see the risk factor in Item 1A. Risk Factors under the heading “Changes in the structure of and payment rates under the Medicare ESRD program could have a material adverse effect on our business, results of operations, financial condition and cash flows.” For a discussion of operational, clinical and financial risks and uncertainties that we face in connection with commercial payors, see the risk factors in Item 1A. Risk Factors under the headings "If the average rates that commercial payors pay us decline significantly or if patients in commercial plans are subject to restriction in plan designs, it would have a material adverse effect on our business, results of operations, financial condition and cash flows"; and "If the number of patients with higher-paying commercial insurance declines, it could have a material adverse effect on our business, results of operations, financial condition and cash flows."
The impact of physician-prescribed pharmaceuticals on our overall revenues that are separately billable has significantly decreased since Medicare’s single bundled payment system went into effect beginning in January 2011, and as a result of commercial contracts that pay us a single bundled payment rate.
Effective January 1, 2018, both oral and intravenous forms of calcimimetics, a drug class taken by many patients with ESRD to treat mineral bone disorder, became the financial responsibility of our U.S. dialysis business for our Medicare patients and are now reimbursed under Medicare Part B. Previously, calcimimetics were reimbursed for Medicare patients through Part D once dispensed from traditional pharmacies. Currently, the oral and intravenous forms of calcimimetics remain separately reimbursed and therefore are not part of the ESRD Prospective Payment System (PPS) bundled payment. During the initial pass-through period, Medicare payment for calcimimetics was based on a pass-through rate of the average sales price plus approximately 6% before sequestration (or 4% adjusted for sequestration), however, in 2020 calcimimetics are reimbursed at average sales price plus 0% before sequestration. CMS has stated intentions to enter calcimimetics into the ESRD bundled payment as of January 1, 2021. We do not know the rate at which CMS will include calcimimetics into the bundle. If there is a reduction from the current amount of reimbursement or if CMS fails to increase the bundle in a sufficient manner to appropriately and adequately reimburse for the drug, it could have a material adverse effect on our business, results of operations, financial condition and cash flows. In addition, during the period in which we are separately reimbursed for calcimimetics, we expect our average revenue per treatment related to these pharmaceuticals to decline in future periods as CMS adjusts the reimbursement amount to more closely match the cost of these pharmaceuticals in accordance with their rules. We therefore expect to realize significantly reduced levels of operating income from calcimimetics in the future as compared to 2019.
Approximately 6% and 7% of our total U.S. dialysis net patient services revenues for the years 2019 and 2018, respectively, are associated with the administration of separately-billable physician-prescribed pharmaceuticals, of which approximately 4% and 5% relate to the administration of calcimimetics, respectively.
We anticipate that we will continue to experience increases in our operating costs in 2020 that may outpace any net Medicare rate increases that we may receive, which could significantly impact our operating results. In particular, we expect to continue experiencing increases in operating costs that are subject to inflation, such as labor and supply costs, including increases in maintenance costs, regardless of whether there is a compensating inflation-based increase in Medicare payment rates or in payments under the ESRD bundled payment rate system. We also expect to continue to incur capital expenditures to improve, renovate and maintain our facilities, equipment and information technology to meet evolving regulatory requirements and otherwise.
U.S. dialysis patient care costs are those costs directly associated with operating and supporting our dialysis centers, home-based programs and hospital inpatient programs, and consist principally of labor, benefits, pharmaceuticals, medical supplies and other operating costs of the dialysis centers.

The principal drivers of our U.S. dialysis patient care costs include:

•	clinical hours per treatment, labor rates and benefit costs;

•	vendor pricing and utilization levels of pharmaceuticals;

•	business infrastructure costs, which include the operating costs of our dialysis centers; and

•	certain professional fees.
Other cost categories that can present significant variability include employee benefit costs, insurance costs and medical supply costs. In addition, proposed ballot initiatives or referendums, legislation, regulations or policy changes could cause us to incur substantial costs for related advocacy or to prepare for, or implement changes required. Any such changes could result in, among other things, increases in our labor costs or limitations on the amount of revenue that we can retain. For additional detail on risks associated with potential and proposed ballot initiatives, referendums, legislation, regulations or policy changes, see the risk factor in Item 1A. Risk Factors under the heading, "Changes in federal and state healthcare legislation or regulations could have a material adverse effect on our business, results of operations, financial condition and cash flows."
Our average clinical hours per treatment decreased in 2019 compared to 2018. We are always striving for improved productivity levels, however, changes in things such as federal and state policies or regulatory billing requirements can lead to increased labor costs. Improvements in the U.S. economy have stimulated additional competition for skilled clinical personnel resulting in slightly higher clinical teammate turnover over the last few years, which we believe has negatively affected productivity levels. In both 2019 and 2018, we experienced an increase in our clinical labor rates of approximately 2.0% and 3.0%, respectively, consistent with general industry trends. We also continue to experience increases in the infrastructure and operating costs of our dialysis centers, primarily due to the number of new dialysis centers opened, and general increases in rent, utilities and repairs and maintenance. In 2019, we continued to implement certain cost control initiatives to help manage our overall operating costs, including labor productivity.
Our U.S. dialysis general and administrative expenses represented 8.1% of our U.S. dialysis revenues in both 2019 and 2018. Increases in general and administrative expenses over the last several years were primarily related to strengthening our dialysis business and related compliance and operational processes, responding to certain legal and compliance matters, professional fees associated with enhancing our information technology systems and more recent costs to counter union policy efforts. We expect these levels of general and administrative expenses will continue in 2020 and could possibly increase as we seek out new business opportunities and continue to invest in improving our information technology infrastructure and maintain our regulatory compliance program, among other things. In addition, our general administrative expenses could increase in 2020 as compared to the prior year due to additional anticipated advocacy costs to challenge ballot initiatives, which could be significant.
U.S. dialysis results of operations
Revenues:

	Year ended December 31,		Annual change
	2019	2018	Amount	Percent
	(dollars in millions, except per treatment data)
Total revenues	$10,563	$10,336	$227	2.2%
Dialysis treatments	30,172,699	29,435,304	737,395	2.5%
Average treatments per day	96,398	94,073	2,325	2.5%
Treatment days	313.0	312.9	0.1	—%
Average net patient service revenue per treatment	$349.02	$350.47	$(1.45)	(0.4)%
Normalized non acquired treatment growth	2.2%	3.2%		(1.0)%
U.S. dialysis revenues increased primarily due to volume growth from additional treatments of 2.5% due to an increase in acquired and non-acquired treatments. Our U.S. dialysis revenues were negatively impacted by a decrease in our average net patient service revenue per treatment due to a rate decline related to calcimimetics which was partially offset by an increase in Medicare rates in 2019. In addition, 2018 was favorably impacted by $36 million of additional Medicare bad debt revenue due to a policy election made in 2018 under the new revenue recognition accounting standards.

Operating expenses and charges:

	Year ended December 31,		Annual change
	2019	2018	Amount	Percent
	(dollars in millions, except per treatment data)
Patient care costs	$7,219	$7,280	$(61)	(0.8)%
General and administrative	857	836	21	2.5%
Depreciation and amortization	583	559	24	4.3%
Equity investment income	(22)	(20)	(2)	(10.0)%
Gain on changes in ownership interests	—	(28)	28
Total operating expenses and charges	$8,638	$8,626	$12	0.1%
Patient care costs per treatment	$239.27	$247.32	$(8.05)	(3.3)%
Certain columns, rows or percentages may not sum or recalculate due to the use of rounded numbers.
Patient care costs. U.S. dialysis patient care costs are those costs directly associated with operating and supporting our dialysis centers and consist principally of labor, benefits, pharmaceuticals, medical supplies and other operating costs of the dialysis centers.
U.S. dialysis patient care costs per treatment decreased primarily due to a decrease in calcimimetics unit costs as oral generic products have entered the market lowering the cost of products we acquire, as well as decreases in other pharmaceutical unit costs. These decreases were partially offset by increases in benefits costs and other direct operating expenses associated with our dialysis centers.
General and administrative expenses. U.S. dialysis general and administrative expenses in 2019 increased primarily due to increases in labor and benefit costs, and long-term incentive compensation expense driven by compensation plans based on operating income performance. These increases were partially offset by a decrease in advocacy costs to oppose certain legislative and ballot initiatives as well as a decline in asset impairments related to expected center closures.
Depreciation and amortization. Depreciation and amortization expense is directly impacted by the number of dialysis centers we develop and acquire. U.S. dialysis depreciation and amortization expenses increased primarily due to growth in the number of dialysis centers we operate, as well as additional informational technology initiatives.
Equity investment income. U.S. dialysis equity investment income increased primarily due to an increase in the profitability at certain joint ventures, as well as an increase in the number of our nonconsolidated dialysis joint ventures.
Gain on changes in ownership interests, net. During 2018, we acquired a controlling interest in a previously nonconsolidated dialysis partnership. As a result of this transaction, we consolidated this partnership and recognized a non-cash gain of $28 million on our previously held ownership interest in the partnership.
Operating income and adjusted operating income

	Year ended December 31,		Annual change
	2019	2018	Amount	Percent
	(dollars in millions)
Operating income	$1,925	$1,710	$215	12.6%
Adjusted operating income(1)	$1,925	$1,682	$243	14.4%

(1)	For a reconciliation of adjusted operating income by reportable segment, see "Reconciliations of non-GAAP measures" section below.
U.S. dialysis operating income and adjusted operating income in 2019 increased as compared to the prior year due to an increase in our margin on calcimimetics, treatment growth and Medicare rates, as described above, as well as decreases in advocacy costs and other pharmaceutical unit costs. These increases were partially offset by increases in other direct operating expenses associated with our dialysis centers, labor and benefits costs and long-term compensation expense.

Other - Ancillary services
Our other operations include ancillary services which are primarily aligned with our core business of providing dialysis services to our network of patients. As of December 31, 2019, these consisted primarily of integrated care and disease management (DaVita IKC), ESRD seamless care organizations (ESCOs), clinical research programs (DaVita Clinical Research), vascular access services, physician services, and comprehensive kidney care (Vively Health formerly known as DaVita Health Solutions), as well as our international operations. These ancillary services, including our international operations, generated approximately $972 million of revenues in 2019, representing approximately 8% of our consolidated revenues. As further described in the risk factor in Item 1A. Risk Factors under the heading, "Our ancillary services and strategic initiatives, including, without limitation, our international operations, that we operate or invest in now or in the future may generate losses and may ultimately be unsuccessful. In the event that one or more of these activities is unsuccessful, our business, results of operations, financial condition and cash flows may be negatively impacted and we may have to write off our investment and incur other exit costs," if any of our ancillary services or strategic initiatives, such as our international operations, are unsuccessful, it could have a negative impact on our business, results of operations, financial condition and cash flows, and we may determine to exit that line of business, which could result in significant termination costs. In addition, we have in the past and may in the future incur a material write-off or an impairment of our investment, including goodwill, in one or more of these ancillary services. In that regard, we may in the future incur impairment and restructuring charges in addition to those incurred by our pharmacy business in 2018, described below.
We expect to add additional service offerings to our business and pursue additional strategic initiatives in the future as circumstances warrant, which could include healthcare services not related to dialysis.
As of December 31, 2019, our international dialysis operations provided dialysis and administrative services through a network of 259 outpatient dialysis centers located in ten countries outside of the U.S. For 2019, total revenues generated from our international operations were approximately 4% of our consolidated revenues.
Ancillary services results of operations

	Year ended December 31,		Annual change
	2019	2018	Amount	Percent
	(dollars in millions)
Revenues:
U.S. ancillary	$464	$749	$(285)	(38.1)%
International	508	447	61	13.6%
Total ancillary services revenues	$972	$1,196	$(224)	(18.7)%

Operating income (loss):
U.S. ancillary	$(66)	$(70)	$4	5.7%
International	(123)	(23)	(100)	(434.8)%
Total ancillary services loss	$(189)	$(94)	$(95)	(101.1)%

Adjusted operating income (loss)(1):
U.S. ancillary	$(66)	$(75)	$9	12.0%
International	2	(3)	5	166.7%
Total adjusted operating income (loss)(1):	$(64)	$(78)	$14	17.9%
Certain columns, rows or percentages may not sum or recalculate due to the use of rounded numbers.

(1)	For a reconciliation of adjusted operating income by reportable segment, see "Reconciliations of non-GAAP measures" section below.
Revenues:
U.S. ancillary services revenues decreased due to the closure of our pharmacy distribution operations in 2018 and the sale of our primary care business in the second quarter of 2018, as well as decreases in revenues at Vively Health, our ESCO joint ventures and DaVita Clinical Research. These decreases were partially offset by an increase in revenues at DaVita IKC, primarily due to an increase in special needs plans revenues. In addition, international revenues increased due to acquired and non-acquired treatment growth as we continue to expand internationally.
Charges impacting operating income:
Goodwill impairment charges. During the first and third quarter of 2019, we recognized goodwill impairment charges of $41 million and $79 million, respectively, in our German kidney care business. The first quarter charge resulted primarily from a change in relevant discount rates, as well as a decline in current and expected future patient census and an increase in first quarter and expected future costs, principally due to wage increases expected to result from recently announced legislation. The third quarter incremental charge recognized in the Germany kidney care business resulted from changes and developments in our outlook for this business since our last assessment. These primarily concern developments in the business in response to evolving market conditions and changes in our expected timing and ability to mitigate them.
During 2019 and 2018, we also recognized goodwill impairment charges of $5 million and $3 million, respectively, at our German other health operations. See further discussion of these impairment charges and our reporting units that remain at risk of goodwill impairment in Note 10 to the consolidated financial statements.
Restructuring charges and other impairments. During 2018, we announced a plan to restructure our pharmacy business due to changes in the oral pharmacy space, including reimbursement rate pressures that negatively affected the economics of our pharmacy services business. This included transitioning the customer service and fulfillment functions of this business to third parties and closing our distribution operation, which resulted in a decline in revenues and costs in 2018. As a result of this closure, in 2018 we recognized restructuring charges of $11 million and asset impairment charges of $17 million related to the restructuring of our pharmacy business.
Gain on changes in ownership interests, net. Effective June 1, 2018, we sold 100% of the stock of Paladina Health, our direct primary care business and recognized a gain of approximately $34 million on this transaction. In addition, we recognized a loss of approximately $1 million related to the unwinding of an international business in the second quarter of 2018.
Operating loss and adjusted operating loss:
U.S. ancillary services operating loss was impacted by the charges discussed above, in addition to an equity investment loss on the sale of our India business in our APAC JV of $9 million and an equity investment loss of $8 million related to impairments at our APAC JV. Both U.S. ancillary services operating loss and adjusted operating loss were impacted by a decrease related to our pharmacy distribution ceasing operations in 2018, as described above, and increases in operating results for DaVita IKC and DaVita Clinical Research, partially offset by decreases in operating results at Vively Health and at our ESCO joint ventures. International operating losses increased due to the goodwill impairment in our Germany businesses. International adjusted operating results improved over 2018 due to growth in our international business and benefited from cost efficiencies implemented.
Corporate administrative support
Corporate administrative support consists primarily of labor, benefits and long-term incentive compensation expense, as well as professional fees for departments which provide support to all of our various operating lines of business. These expenses are partially offset by internal management fees charged to our other lines of business for that support. Corporate administrative support expenses are included in general and administrative expenses on our consolidated income statement.
Corporate administrative support expenses increased $2 million or 2.2% in 2019 primarily due to a reduction in internal management fees charged to our pharmacy business which ceased operations in 2018. This increase was offset by a decrease in long-term incentive compensation expense in 2019 resulting from the adoption of a retirement policy for certain officers of the Company in 2018.

Corporate level charges

	Year ended December 31,		Annual change
	2019	2018	Amount	Percent
	(dollars in millions)
Debt expense	$(444)	$(487)	$43	8.8%
Debt prepayment, refinancing and redemption charges	$(33)	$—	$(33)
Other income	$29	$10	$19	190.9%
Effective income tax rate	23.4%	24.6%		(1.2)%
Effective income tax rate from continuing operations attributable to DaVita Inc.(1)	28.3%	29.2%		(0.9)%
Net income attributable to noncontrolling interests	$210	$174	$36	20.7%

(1)	For a reconciliation of effective income tax rate from continuing operations attributable to DaVita Inc., see "Reconciliations of non-GAAP measures" section below.
Debt expense
Debt expense decreased primarily due to a decrease in our outstanding debt balance, partially offset by an increase in the overall weighted average effective interest rate on our debt in 2019. Our overall weighted average effective interest rate in 2019 was 5.01% compared to 4.96% in 2018. See Note 13 to the consolidated financial statements for further information on components of our debt.
Debt prepayment, refinancing and redemption charges
We incurred debt prepayment, refinancing and redemption charges of $33 million in 2019 as a result of the repayment of all principal balances outstanding on our prior senior secured credit facilities and the redemption of our 5.75% senior notes. This consisted of $21 million recognized in the third quarter of 2019 related to debt discount and deferred financing cost write-offs associated with the portion of our prior senior secured debt that was paid in full and redemption charges on our 5.75% senior notes, as well as $12 million recognized in the second quarter of 2019 related to the accelerated amortization of debt discount and deferred financing costs associated with the portion of our prior senior secured debt that was mandatorily prepaid in or shortly after the second quarter of 2019 using proceeds from the sale of DMG and prior extensions of that debt.
Other income
Other income consists primarily of interest income on cash and cash equivalents and short- and long-term investments, realized and unrealized gains and losses recognized on investments, and foreign currency transaction gains and losses. Other income increased in 2019 primarily due to the increase in our holdings of cash and cash equivalents and short-term investments in 2019.
Provision for income taxes
The effective income tax rate and effective income tax rate from continuing operations attributable to DaVita Inc. decreased in 2019 primarily due to a decrease in our estimated blended state tax rate and the lower nondeductible advocacy costs in 2019 as compared to the costs incurred in 2018 to oppose certain legislative and ballot initiatives.
Net income attributable to noncontrolling interests
The increase in income attributable to noncontrolling interests in 2019 as compared to 2018 was due to improved earnings at certain U.S. dialysis partnerships and an increase in the number of such partnerships.
Reconciliations of non-GAAP measures
The following tables provide reconciliations of adjusted operating income to operating income as presented on a U.S. generally accepted accounting principles (GAAP) basis for our U.S. dialysis reportable segment as well as for our U.S. ancillary services, our international business, and for our total ancillary services which combines them and is disclosed as our other segments category. These non-GAAP or “adjusted” measures are presented because management believes these measures are useful adjuncts to, but not alternatives for, our GAAP results.

Specifically, management uses adjusted operating income to compare and evaluate our performance period over period and relative to competitors, to analyze the underlying trends in our business, to establish operational budgets and forecasts and for incentive compensation purposes. We believe this non-GAAP measure is also useful to investors and analysts in evaluating our performance over time and relative to competitors, as well as in analyzing the underlying trends in our business. We also believe this presentation enhances a user's understanding of our normal operating income by excluding certain items which we do not believe are indicative of our ordinary results of operations.
In addition, our effective income tax rate on income from continuing operations attributable to DaVita Inc. excludes noncontrolling owners' income, which primarily relates to non-tax paying entities. We believe this adjusted effective income tax rate is useful to management, investors and analysts in evaluating our performance and establishing expectations for income taxes incurred on our ordinary results attributable to DaVita Inc.
It is important to bear in mind that these non-GAAP “adjusted” measures are not measures of financial performance under GAAP and should not be considered in isolation from, nor as substitutes for, their most comparable GAAP measures.

	Year ended December 31, 2019
	U.S. dialysis	Ancillary services			Corporate administration
		U.S.	International	Total		Consolidated
	(dollars in millions)
Operating income	$1,925	$(66)	$(123)	$(189)	$(92)	$1,643
Goodwill impairment			125	125		125
Adjusted operating income	$1,925	$(66)	$2	$(64)	$(92)	$1,768
Certain columns or rows may not sum or recalculate due to the use of rounded numbers.

	Year ended December 31, 2018
	U.S. dialysis	Ancillary services			Corporate administration
		U.S.	International	Total		Consolidated
	(dollars in millions)
Operating income	$1,710	$(70)	$(23)	$(94)	$(90)	$1,526
Restructuring charges		11		11		11
(Gain) loss on changes in ownership interests, net	(28)	(34)	1	(33)		(61)
Goodwill impairment			3	3		3
Impairment of assets		17		17		17
Equity investment loss due to business sale in APAC JV			9	9		9
Equity investment loss due to impairments in APAC JV			8	8		8
Adjusted operating income	$1,682	$(75)	$(3)	$(78)	$(90)	$1,513
Certain columns or rows may not sum or recalculate due to the use of rounded numbers.

	Year ended December 31,
	2019	2018
	(dollars in millions)
Income from continuing operations before income taxes	$1,195	$1,048
Less: Noncontrolling owners’ income primarily attributable to non-tax paying entities	(210)	(167)
Income from continuing operations before income taxes attributable to DaVita Inc.	$986	$881

Income tax expense for continuing operations	$280	$258
Less: Income tax attributable to noncontrolling interests	(1)	(1)
Income tax expense from continuing operations attributable to DaVita Inc.	$279	$257

Effective income tax rate on income from continuing operations attributable to DaVita Inc.	28.3%	29.2%
Certain columns or rows may not sum or recalculate due to the use of rounded numbers.

Accounts receivable
Our consolidated accounts receivable balances at December 31, 2019 and December 31, 2018, were $1.796 billion and $1.859 billion, respectively, representing approximately 58 days and 62 days of revenue (DSO), respectively, net of the allowance for uncollectible accounts. The decrease in consolidated DSO was primarily due to a decrease of two days of DSO in our U.S. dialysis business primarily due to improved collections related to certain payors as well as improved DSO at our international operations. Our DSO calculation is based on the current quarter’s average revenues per day. There were no significant changes during 2019 from 2018 in the amount of unreserved accounts receivable over one year old or the amounts pending approval from third-party payors.
As of December 31, 2019 and 2018, our net patient services accounts receivable balances that are more than six months old represents approximately 18% of our dialysis accounts receivable balances. Substantially all revenue realized is from government and commercial payors, as discussed above. There were no significant unreserved balances over one year old. Less than 1% of our revenues are classified as patient pay.
Amounts pending approval from third-party payors associated with Medicare bad debt claims as of December 31, 2019 and 2018, other than the standard monthly billing, consisted of approximately $138 million and $136 million, respectively, and are classified as other receivables. A significant portion of our Medicare bad debt claims are typically paid to us before the Medicare fiscal intermediary audits the claims but are subject to adjustment based upon the actual results of these audits. Such audits typically occur one to four years after the claims are filed.

Liquidity and capital resources
The following table summarizes our major sources and uses of cash, cash equivalents and restricted cash:

	Year ended December 31,		Annual change
	2019	2018	Amount	Percent
	(dollars in millions)
Net cash provided by operating activities:
Net income	$1,021	$333	$688	206.6%
Non-cash items	964	1,340	(376)	(28.1)%
Working capital	111	96	15	15.6%
Other	(24)	2	(26)	(1,300.0)%
	$2,072	$1,772	$300	16.9%

Net cash provided by (used in) investing activities:
Capital expenditures:
Routine maintenance/IT/other	$(375)	$(459)	$84	18.3%
Development and relocations	(391)	(528)	137	25.9%
Acquisition expenditures	(101)	(183)	82	44.8%
Proceeds from sale of self-developed properties	58	45	13	28.9%
DMG sale net proceeds received at closing, net of DMG cash divested	3,825	—	3,825
Other	(20)	119	(139)	(116.8)%
	$2,995	$(1,006)	$4,001	397.7%

Net cash used in financing activities:
Debt (payments) issuances, net	$(2,080)	$695	$(2,775)	(399.3)%
Distributions to noncontrolling interest	(233)	(196)	(37)	(18.9)%
Contributions from noncontrolling interest	57	52	5	9.6%
Stock award exercises and other share issuances	11	14	(3)	(21.4)%
Share repurchases	(2,384)	(1,162)	(1,222)	(105.2)%
Other	(68)	(28)	(40)	(142.9)%
	$(4,696)	$(625)	$(4,071)	(651.4)%

Total number of shares repurchased	41,020,232	16,844,067	24,176,165	143.5%
Certain columns or rows may not sum or recalculate due to the use of rounded numbers.
Consolidated cash flows
Consolidated cash flows from operating activities for 2019 were $2,072 million, of which $1,973 million was from continuing operations, compared with consolidated operating cash flows for the same period in 2018 of $1,772 million, of which $1,481 million was from continuing operations. The increase in cash flow from continuing operations was primarily driven by an increase in operating income in 2019 as compared to 2018, driven by decreases in pharmaceutical and advocacy costs, as well as a decrease in DSO of approximately four days and cash tax payments.
Cash flows from investing activities in 2019 increased $4,001 million compared to 2018 primarily due to the net cash proceeds received from the DMG sale, which closed in June 2019, as well as a decrease in capital and acquisition expenditures. We developed 38 fewer centers and acquired 23 fewer centers in 2019 compared to 2018. See below for additional information regarding the growth in our dialysis centers.
Cash flows used in financing activities increased $4,071 million in 2019 compared to 2018. Significant financing activities included net payments of $2,080 million on debt during 2019. Net debt payments primarily consisted of principal prepayments totaling $5,142 million on our term debt under our prior senior secured credit facility funded primarily by the net proceeds from the DMG sale and the redemption of all of our outstanding 5.75% senior notes due in 2022 for an aggregate cash payment consisting of principal and redemption premium of $1,262 million, partially offset by funding of our term debt of $4,500 million under our new senior secured credit facility. In addition, we incurred deferred financing costs related to our new term debt and a cap premium fee for our forward interest rate cap agreements. By comparison, 2018 included net advances of $695 million, which included a $995 million draw on our prior Term Loan A-2 and net payments of $125 million on our prior revolving line of credit, net of scheduled principal payments on our term debt under our prior senior secured credit facility. See further discussion in Note 13 to the consolidated financial statements related to debt activities. Cash flows used for share repurchases increased in 2019 as compared to 2018 primarily due to our modified Dutch auction tender offer (Tender Offer). See below for further information on our share repurchases.
Dialysis center capacity and growth
The table below shows the growth in our dialysis operations by number of dialysis centers owned or operated:

	U.S.		International
	2019	2018	2019	2018
Number of centers operated at beginning of year	2,664	2,510	241	237
Acquired centers	7	18	16	28
Developed centers	115	152	2	3
Net change in non-owned managed or administered centers(1)	(1)	(5)	—	—
Sold and closed centers(2)	(10)	(2)	(1)	(2)
Closed centers(3)	(22)	(9)	—	—
Net change in Asia Pacific joint venture centers	—	—	1	(25)
Number of centers operated at end of year	2,753	2,664	259	241

(1)	Includes dialysis centers in which we own a noncontrolling interest or which are wholly-owned by third parties.

(2)	Dialysis centers that were sold and/or closed for which patients were not retained.

(3)	Dialysis centers that were closed for which the majority of patients were retained and transferred to existing outpatient dialysis centers.
Stock repurchases
The following table summarizes our repurchases of our common stock during the years ended December 31, 2019 and 2018:

	2019			2018
	Shares repurchased	Amount paid (in millions)	Paid per share	Shares repurchased	Amount paid (in millions)	Paid per share
Tender Offer(1)	21,801,975	$1,234	$56.61	—	$—	$—
Open market	19,218,257	1,168	60.79	16,844,067	1,154	68.48
	41,020,232	$2,402	$58.57	16,844.067	$1,154	$68.48

(1)
The amount paid for shares repurchased associated with our Tender Offer during the year ended December 31, 2019 includes the clearing price of $56.50 per share plus related fees and expenses of $2 million.

Subsequent to December 31, 2019, we have repurchased 290,904 shares of our common stock for $22 million at an average cost of $74.92 per share from January 1, 2020 through February 20, 2020. We retired all shares of common stock held in treasury effective December 31, 2019 and December 31, 2018.
See further discussion in Note 19 to the consolidated financial statements.
Available liquidity
As of December 31, 2019, our cash balance was $1.102 billion and we had approximately $12 million in short-term investments. As of December 31, 2019, we also had an undrawn $1.0 billion revolving line of credit under our senior secured credit facilities, of which approximately $13 million was committed for outstanding letters of credit. We also have approximately $60 million of additional outstanding letters of credit under a separate bilateral secured letter of credit facility.
See Note 13 to the consolidated financial statements for components of our long-term debt and their interest rates.
We believe that our cash flow from operations and other sources of liquidity, including from amounts available under our new senior secured credit facilities and our access to the capital markets, will be sufficient to fund our scheduled debt service under the terms of our debt agreements and other obligations for the foreseeable future, including the next 12 months. Our primary recurrent sources of liquidity are cash from operations and cash from borrowings, which are subject to general, economic, financial, competitive, regulatory and other factors that are beyond our control, as described in Item 1A Risk Factors under the heading "The level of our current and future debt could have an adverse impact on our business, and our ability to generate cash to service our indebtedness and for other intended purposes depends on many factors beyond our control."
Off-balance sheet arrangements and aggregate contractual obligations
In addition to the debt obligations and operating lease liabilities reflected on our balance sheet, we have commitments associated with letters of credit, as well as potential obligations associated with our equity investments in nonconsolidated businesses and to dialysis ventures that are wholly-owned by third parties. We have potential obligations to purchase the noncontrolling interests held by third parties in many of our majority-owned partnerships and other nonconsolidated entities. These obligations are in the form of put provisions that are exercisable at the third-party owners’ discretion within specified periods as outlined in each specific put provision. If these put provisions were exercised, we would be required to purchase the third-party owners’ equity interests, generally at the appraised fair market value of the equity interests or in certain cases at a predetermined multiple of earnings or cash flows attributable to the equity interests put to us, intended to approximate fair value. The methodology we use to estimate the fair values of noncontrolling interests subject to put provisions assumes the higher of either a liquidation value of net assets or an average multiple of earnings, based on historical earnings, patient mix and other performance indicators that can affect future results, as well as other factors. The estimated fair values of noncontrolling interests subject to put provisions are a critical accounting estimate that involves significant judgments and assumptions and may not be indicative of the actual values at which the noncontrolling interests may ultimately be settled, which could vary significantly from our current estimates. The estimated fair values of noncontrolling interests subject to put provisions can fluctuate and the implicit multiple of earnings at which these noncontrolling interests obligations may be settled will vary significantly depending upon market conditions including potential purchasers’ access to the capital markets, which can impact the level of competition for dialysis and non-dialysis related businesses, the economic performance of these businesses and the restricted marketability of the third-party owners’ equity interests. The amount of noncontrolling interests subject to put provisions that employ a contractually predetermined multiple of earnings rather than fair value are immaterial. For additional information see Note 17 to the consolidated financial statements.
We also have certain other potential commitments to provide operating capital to several dialysis businesses that are wholly-owned by third parties or in which we own a noncontrolling equity interest as well as to physician-owned vascular access clinics or medical practices that we operate under management and administrative services agreements.
The following is a summary of these contractual obligations and commitments as of December 31, 2019:

	2020	2021-2022	2023-2024	Thereafter	Total
	(dollars in millions)
Scheduled payments under contractual obligations:
Long-term debt(1):
Principal payments	$105	$279	$3,348	$4,180	$7,912
Interest payments on credit facilities and senior notes(1)	336	657	622	209	1,824
Financing leases(2)	25	43	49	152	269
Operating leases, including imputed interest(2)	462	945	768	1,511	3,685
	$928	$1,924	$4,787	$6,052	$13,690
Potential cash requirements under other commitments:
Letters of credit	$73	$—	$—	$—	$73
Noncontrolling interests subject to put provisions	829	188	106	57	1,180
Non-owned and minority owned put provisions	108	—	7	—	115
Operating capital advances	1	2	2	5	10
Purchase commitments	399	624	—	—	1,023
	$1,410	$814	$115	$62	$2,401

(1)	See Note 13 to the consolidated financial statements for components of our long-term debt and related interest rates.

(2)	See Note 14 to the consolidated financial statements for components of our leases and related interest rates.

In 2017, the Company entered into a Sourcing and Supply Agreement with Amgen USA Inc. (Amgen) that expires on December 31, 2022. Under the terms of the agreement, the Company will purchase EPO from Amgen in amounts necessary to meet no less than 90% of its requirements for erythropoiesis-stimulating agents (ESAs) through the expiration of the contract. The actual amount of EPO that the Company will purchase will depend upon the amount of EPO administered during dialysis as prescribed by physicians and the overall number of patients that the Company serves.
The Company has an agreement with Fresenius Medical Care (FMC) to purchase a certain amount of dialysis equipment, parts and supplies from FMC, which extends through December 31, 2020. The Company also has agreements with Baxter Healthcare Corporation (Baxter) that commit the Company to purchase certain amounts of dialysis supplies at fixed prices through 2022. If the Company fails to meet the minimum purchase commitments under these contracts during any year, it is required to pay the difference to the supplier.
Settlements of approximately $83 million of existing income tax liabilities for unrecognized tax benefits, including interest, penalties and other long-term tax liabilities, are excluded from the above table as reasonably reliable estimates of their timing cannot be made.
Contingencies
The information in Note 16 to the consolidated financial statements included in this report is incorporated by reference in response to this item.
Critical accounting policies, estimates and judgments
Our consolidated financial statements and accompanying notes are prepared in accordance with United States generally accepted accounting principles. These accounting principles require us to make estimates, judgments and assumptions that affect the reported amounts of revenues, expenses, assets, liabilities, contingencies and noncontrolling interests subject to put provisions (redeemable equity interests). All significant estimates, judgments and assumptions are developed based on the best information available to us at the time made and are regularly reviewed and updated when necessary. Actual results will generally differ from these estimates, and such differences may be material. Changes in estimates are reflected in our financial statements in the period of change based upon on-going actual experience trends or subsequent settlements and realizations depending on the nature and predictability of the estimates and contingencies. Interim changes in estimates are applied prospectively within annual periods. Certain accounting estimates, including those concerning revenue recognition and accounts receivable, impairments of goodwill, accounting for income taxes, and fair value estimates are considered to be critical to evaluating and understanding our financial results because they involve inherently uncertain matters and their application requires the most difficult and complex judgments and estimates. For additional information, see Part II Item 15, "Exhibits, Financial Statement Schedules" – Note 1 – "Organization and summary of significant accounting policies" as referred from Part II Item 8, "Financial Statements and Supplementary Data."
U.S. dialysis revenue recognition and accounts receivable. There are significant estimating risks associated with the amount of U.S. dialysis revenue that we recognize in a given reporting period. Payment rates are often subject to significant uncertainties related to wide variations in the coverage terms of the commercial healthcare plans under which we receive payments. In addition, ongoing insurance coverage changes, geographic coverage differences, differing interpretations of contract coverage, and other payor issues complicate the billing and collection process. Net revenue recognition and allowances for uncollectible billings require the use of estimates of the amounts that will ultimately be realized considering, among other items, retroactive adjustments that may be associated with regulatory reviews, audits, billing reviews and other matters.
Revenues associated with Medicare and Medicaid programs are recognized based on (a) the payment rates that are established by statute or regulation for the portion of the payment rates paid by the government payor (e.g., 80% for Medicare patients) and (b) for the portion not paid by the primary government payor, the estimated amounts that will ultimately be collectible from other government programs providing secondary coverage (e.g., Medicaid secondary coverage), the patient’s commercial health plan secondary coverage, or the patient. Our dialysis related reimbursements from Medicare are subject to certain variations under Medicare’s single bundled payment rate system whereby our reimbursements can be adjusted for certain patient characteristics and other variable factors. Our revenue recognition depends upon our ability to effectively capture, document and bill for Medicare’s base payment rate and these other factors. In addition, as a result of the potential range of variations that can occur in our dialysis-related reimbursements from Medicare under the single bundled payment rate system, our revenue recognition is subject to a greater degree of estimating risk.

Commercial healthcare plans, including contracted managed-care payors, are billed at our usual and customary rates; however, revenue is recognized based on estimated net realizable revenue for the services provided. Net realizable revenue is estimated based on contractual terms for the patients covered under commercial healthcare plans with which we have formal agreements, non-contracted commercial healthcare plan coverage terms if known, estimated secondary collections, historical collection experience, historical trends of refunds and payor payment adjustments (retractions), inefficiencies in our billing and collection processes that can result in denied claims for payments, the estimated timing of collections, changes in our expectations of the amounts that we expect to collect and regulatory compliance matters. Determining applicable primary and secondary coverage for our approximately 206,900 U.S. dialysis patients at any point in time, together with the changes in patient coverages that occur each month, requires complex, resource-intensive processes. Collections, refunds and payor retractions typically continue to occur for up to three years or longer after services are provided.
We generally expect the range of our U.S. dialysis revenue estimating risk to be within 1% of revenue, which can represent as much as approximately 5% of our U.S. dialysis business’s adjusted operating income. Changes in estimates are reflected in the then-current financial statements based on on-going actual experience trends, or subsequent settlements and realizations depending on the nature and predictability of the estimates and contingencies. Changes in revenue estimates for prior periods are separately disclosed and reported if material to the current reporting period and longer term trend analyses, and have not been significant.
Revenues for laboratory services, which are integrally related to our dialysis services, are recognized in the period services are provided at the estimated net realizable amounts to be received.
Impairments of goodwill. We account for impairments of goodwill in accordance with the provisions of applicable accounting guidance. Goodwill is not amortized, but is assessed for impairment when changes in circumstances warrant and at least annually. An impairment charge is recorded when and to the extent a reporting unit's carrying amount is determined to exceed its estimated fair value.
Changes in circumstance that may trigger a goodwill impairment assessment for one of our business units can include, among others, changes in the legal environment, addressable market, business strategy, development or business plans, reimbursement structure, operating performance, future prospects, relationships with partners, and/or market value indications for the subject business. We use a variety of factors to assess changes in the financial condition, future prospects and other circumstances concerning the subject businesses and to estimate their fair value when applicable. Any change in the factors, assessments or assumptions involved could affect a determination of whether and when to assess goodwill for impairment as well as the outcome of such an assessment. These assessments and the related valuations can involve significant uncertainties and require significant judgment on various matters, some of which could be subject to reasonable disagreement.
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
We rely on fair value measurements and estimates for purposes that require the recording, reassessment, or adjustment of the carrying amounts of certain assets, liabilities and noncontrolling interests subject to put provisions (redeemable equity interests). These purposes can include purchase accounting for business combination transactions; impairment assessments for goodwill, other intangible assets, and other long-lived assets; recurrent revaluation of investments in debt and equity securities, interest rate cap agreements or other derivative instruments, contingent earn-out obligations, and noncontrolling interests subject to put provisions; and the accounting for equity method and other investments and stock-based compensation, among others. The criticality of a particular fair value estimate to our consolidated financial statements depends upon the nature and size of the item being measured, the extent of uncertainties involved and the nature and magnitude or potential effect of assumptions and judgments required. Critical fair value estimates can involve significant uncertainties and require significant judgment on various matters, some of which could be subject to reasonable disagreement.
Loss contingencies.  As discussed in Notes 1 and 16 to the consolidated financial statements, we operate in a highly regulated industry and are party to various lawsuits, claims, qui tam suits, governmental investigations and audits (including investigations resulting from our obligation to self-report suspected violations of law), contract disputes and other legal proceedings.  Assessments of such matters can involve a series of complex judgments about future events and can rely heavily on estimates and assumptions. We record accruals for loss contingencies on such matters to the extent that we determine an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. See Note 16 to the consolidated financial statements included in this report for further discussion. As described in Note 22 to the consolidated financial statements, the final sale price for our DMG business remains subject to certain post-closing adjustments under its equity purchase agreement which could have a material effect on the total sale proceeds we retain or the total amount of our loss on sale of this business.
Significant new accounting standards
See Note 1 to the consolidated financial statements included in this report for information regarding certain recent financial accounting standards that have been issued by the FASB.
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.
Interest rate sensitivity
The tables below provide information about our financial instruments that are sensitive to changes in interest rates. The table below presents principal repayments and current weighted average interest rates on our debt obligations as of December 31, 2019. The variable rates presented reflect the weighted average LIBOR rates in effect for all debt tranches plus interest rate margins in effect as of December 31, 2019. The Term Loan A interest rate margin in effect at December 31, 2019, was 1.50%, and along with our revolving line of credit, is subject to adjustment depending upon changes in certain of our financial ratios, including a leverage ratio. At December 31, 2019, the Term Loan B interest rate margin in effect was LIBOR plus an interest rate margin of 2.25%.

	Expected maturity date							Average interest rate	Fair value
	2020	2021	2022	2023	2024	Thereafter	Total
	(dollars in millions)
Long term debt:
Fixed rate	$32	$27	$29	$42	$1,777	$1,717	$3,624	5.11%	$3,702
Variable rate	$98	$126	$140	$183	$1,395	$2,615	$4,557	3.94%	$4,585

	Notional amount	Contract maturity date					Receive variable	Fair value
		2020	2021	2022	2023	2024
	(dollars in millions)
2015 cap agreements	$3,500	$3,500	$—	$—	$—	$—	LIBOR above 3.5%	$—
2019 cap agreements	$3,500	$—	$—	$—	$—	$3,500	LIBOR above 2.0%	$24
For a further discussion of our debt, see Note 13 to our consolidated financial statements at Part II Item 15, "Exhibits, Financial Statement Schedules" – Note 13 – "Long-term debt" as referred from Part II Item 8, "Financial Statements and Supplementary Data."
We believe that our cash flow from operations and other sources of liquidity, including from amounts available under our current credit facilities and our access to the capital markets, will be sufficient to fund our scheduled debt service under the terms of our debt agreements and other obligations for the foreseeable future, including the next 12 months. Our primary recurrent sources of liquidity are cash from operations and cash from borrowings.

One means of assessing exposure to debt-related interest rate changes is a duration-based analysis that measures the potential loss in net income resulting from a hypothetical increase in interest rates of 100 basis points across all variable rate maturities (referred to as a parallel shift in the yield curve). Under this model, with all else constant, it is estimated that such an increase would have reduced net income by approximately $32.4 million, $37.8 million, and $27.6 million, net of tax, for the years ended December 31, 2019, 2018, and 2017, respectively.
Exchange rate sensitivity
While our business is predominantly conducted in the U.S., we have developing operations in nine other countries as well. For financial reporting purposes, the U.S. dollar is our reporting currency. However, the functional currencies of our operating businesses in other countries are typically those of the countries in which they operate. Therefore, changes in the rate of exchange between the U.S. dollar and the local currencies in which our international operations are conducted affect our results of operations and financial position as reported in our consolidated financial statements.
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
We evaluate our exposure to foreign exchange risk through the judgment of our international and corporate management teams. Through 2019, our international operations remained fairly small relative to the size of our consolidated financial statements, constituting approximately 8% of our consolidated assets as of December 31, 2019, and approximately 4% of our consolidated revenues for the year ended December 31, 2019. In addition, our foreign currency translation (losses) gains were approximately (1)%, (3)%, and 6% of our consolidated operating income for the years ended December 31, 2019, 2018 and 2017.
Given the small size of our international operations, management does not consider our exposure to foreign exchange risk to be significant to the consolidated enterprise. As such, through December 31, 2019, we have not engaged in transactions to hedge the exposure of our international transactions or net investments to foreign currency risk.
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
At the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures in accordance with the Exchange Act requirements. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for timely identification and review of material information required to be included in our Exchange Act reports, including this report. Management recognizes that these controls and procedures can provide only reasonable assurance of desired outcomes, and that estimates and judgments are still inherent in the process of maintaining effective controls and procedures.

Beginning January 1, 2019, we adopted FASB Accounting Standards Codification Topic 842, Leases. As a result of adopting this new standard, we implemented new business processes and related control activities in order to maintain appropriate controls over financial reporting. There was no other change in our internal control over financial reporting that was identified during the evaluation that occurred during the fourth fiscal quarter of 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The other information required to be disclosed by this item will appear in, and is incorporated by reference from, the sections entitled “Proposal 1 Election of Directors”, “Corporate Governance”, and “Security Ownership of Certain Beneficial Owners and Management” to be included in our definitive proxy statement relating to our 2020 annual stockholder meeting.
Item 11.        Executive Compensation.
The information required by this item will appear in, and is incorporated by reference from, the sections entitled "Executive Compensation", "Pay Ratio Disclosure", "Compensation of Directors" and "Compensation Committee Interlocks and Insider Participation" included in our definitive proxy statement relating to our 2020 annual stockholder meeting. The information required by Item 407(e)(5) of Regulation S-K will appear in and is incorporated by reference from the section entitled “Compensation Committee Report” to be included in our definitive proxy statement relating to our 2020 annual stockholder meeting; however, this information shall not be deemed to be filed.
Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table provides information about our common stock that may be issued upon the exercise of stock-settled stock appreciation rights, restricted stock units and other rights under all of our existing equity compensation plans as of December 31, 2019, which consist of our 2011 Incentive Award Plan and our Employee Stock Purchase Plan. The material terms of these plans are described in Note 18 to the consolidated financial statements.

Plan category	Number of shares to be issued upon exercise of outstanding options, warrants and rights(1)(2)	Weighted average exercise price of outstanding options, warrants and rights(3)	Number of shares remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))	Total of shares reflected in columns (a) and (c)
	(a)	(b)	(c)	(d)
Equity compensation plans approved by shareholders	10,606,446	$64.10	21,958,174	32,564,620
Equity compensation plans not requiring shareholder approval	—	—	—	—
Total	10,606,446	$64.10	21,958,174	32,564,620

(1)
Does not include the Premium Priced Award described in Note 18, as that Board-approved award remained contingent on stockholder approval of an amendment to our 2011 Incentive Award Plan which did not occur until January 2020.

(2)	Includes 1,073,051 shares of common stock reserved for issuance in connection with performance share units at the maximum number of shares issuable thereunder.

(3)	This weighted-average excludes full value awards such as restricted stock units and performance share units.

Other information required to be disclosed by Item 12 will appear in, and is incorporated by reference from, the section entitled “Security Ownership of Certain Beneficial Owners and Management” to be included in our definitive proxy statement relating to our 2020 annual stockholder meeting.
Item 13.        Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will appear in, and is incorporated by reference from, the section entitled “Certain Relationships and Related Transactions” and the section entitled “Corporate Governance” to be included in our definitive proxy statement relating to our 2020 annual stockholder meeting.
Item 14.        Principal Accounting Fees and Services.
The information required by this item will appear in, and is incorporated by reference from, the section entitled “Proposal 2 Ratification of the Appointment of our Independent Registered Public Accounting Firm” to be included in our definitive proxy statement relating to our 2020 annual stockholder meeting.

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
Based upon our evaluation under the COSO framework, we have concluded that the Company’s internal control over financial reporting was effective as of December 31, 2019.
The Company’s independent registered public accounting firm, KPMG LLP, has issued an attestation report on the Company’s internal control over financial reporting, which report is included in this Annual Report.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
DaVita Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of DaVita Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, equity, and cash flow for each of the years in the three‑year period ended December 31, 2019, and the related notes and financial statement Schedule II - Valuation and Qualifying Accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 21, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Notes 1 and 14 to the consolidated financial statements, the Company changed its method of accounting for leases as of January 1, 2019 due to the adoption of the Financial Accounting Standards Board’s Accounting Standards Codification Topic 842 Leases.
As discussed in Notes 1 and 2 to the consolidated financial statements, the Company changed its method of accounting for revenue recognition as of January 1, 2018 due to the adoption of the Financial Accounting Standards Board’s Accounting Standards Codification Topic 606 Revenue from Contracts with Customers.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
U.S. dialysis revenue recognition
As discussed in Notes 1 and 2 to the consolidated financial statements, the Company recognized $10,531 million in U.S. dialysis patient service revenue for the year ended December 31, 2019. There are significant uncertainties associated with estimating revenue, which generally take several years to resolve. As these estimates are refined over time, both positive and negative adjustments are recognized in the current period.
We identified the evaluation of the recognition of the transaction price the Company expects to collect as a result of satisfying its performance obligations related to U.S. dialysis revenue as a critical audit matter because it involves significant estimation requiring complex auditor judgment. The key assumptions and inputs used to estimate the transaction price relate to ongoing insurance coverage changes, differing interpretations of contract coverage, determination of applicable primary and secondary coverage, coordination of benefits, and varying patient characteristics impacting Medicare reimbursements. Changes to the key assumptions and inputs used in the methodology may have a significant effect on the Company’s determination of the estimate.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s U.S. dialysis revenue recognition process, including controls related to the methodology used to estimate the transaction price, and the key assumptions and inputs. We developed an independent estimate of the transaction price based on actual and expected cash collections. We evaluated the Company’s key assumptions and inputs to estimate the transaction price the Company expects to collect as a result of satisfying its performance obligations by comparing key assumptions to historical collection experience, trends of refunds and payor payment adjustments, delays in the Company’s billing and collection process and regulatory compliance matters. Additionally, we compared revenue related to the transaction price estimates recognized in prior periods to actual cash collections related to performance obligations satisfied in prior periods to analyze the Company’s ability to estimate the transaction price the Company expects to collect as a result of satisfying its performance obligations.
Evaluation of the goodwill impairment analyses for the Germany kidney care reporting unit
As discussed in Note 10 to the consolidated financial statements, the Company performed annual and other impairment assessments for their reporting units throughout 2019. As a result of these assessments, the Company recognized goodwill impairment charges totaling $119 million related to its Germany kidney care reporting unit during 2019. The goodwill balance for the Germany kidney care reporting unit as of December 31, 2019 was $295 million.
We identified the evaluation of the goodwill impairment analyses for the Germany kidney care reporting unit as a critical audit matter. The evaluations included assessing the key assumptions used in estimating the fair value of the reporting unit, such as forecasted revenue growth, projected profit margins, discount rates, and revenue and clinical earnings before interest, taxes, depreciation, and amortization (EBITDA) multiples. Evaluation of these key assumptions involved a high degree of subjectivity and auditor judgment as changes to these assumptions could have a significant impact on the goodwill impairment charges recognized.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s goodwill impairment assessment process, including controls over the development of key assumptions as described above. We assessed the Company’s ability to forecast by comparing prior year actual results of the reporting unit to previously forecasted amounts for the reporting unit. We evaluated the Company’s forecasted revenue growth rates and projected profit margins for the reporting unit by comparing the projections to the Company’s underlying business strategies and operating plans for the reporting unit and other industry and market data. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in:

•	evaluating the revenue growth rates and projected profit margins for the reporting unit by comparing projected rates with comparable companies;

•	comparing the discount rates for the reporting unit to a discount rate range that was independently developed using publicly available market data for comparable companies;

•
evaluating the revenue and clinical EBITDA multiples utilized in the Company’s valuation of the reporting unit by comparing the multiples selected to a range of multiples from comparable transactions; and

•	assessing the valuation methodology used by the Company to estimate the fair value of the reporting unit.
Evaluation of legal proceedings and regulatory matters
As discussed in Notes 1 and 16 to the consolidated financial statements, the Company operates in a highly regulated industry and is a party to various lawsuits, claims, qui tam suits, governmental investigations and audits (including investigations resulting from its obligation to self-report suspected violations of law) and other legal proceedings. The Company records accruals for certain legal proceedings and regulatory matters to the extent that the Company determines an unfavorable outcome is probable and the amount of the loss can be reasonably estimated.
We identified the evaluation of the recorded amounts or related disclosures for these legal proceedings and regulatory matters as a critical audit matter. A high degree of auditor judgment was required due to the nature of the estimates and assumptions that are part of the Company’s process. Such estimates and assumptions primarily relate to the probability and corresponding estimate of the monetary loss in the event of an unfavorable outcome for the Company.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s legal proceedings and regulatory matters process, including controls over the development of significant judgments used to estimate, record, and disclose the Company’s exposure related to legal proceedings and regulatory matters. We tested existing legal proceedings and regulatory matters by 1) reading certain written correspondence received from outside parties, 2) reading certain written responses provided to outside parties, and 3) obtaining invoice and cash payment documentation for a sample of transactions. We read letters received directly from the Company’s external and internal legal counsel that described certain legal proceedings and regulatory matters. We also evaluated the Company’s ability to estimate its monetary losses relating to legal proceedings and regulatory matters by comparing historically recorded liabilities for certain prior legal proceedings and regulatory matters to actual monetary losses incurred upon resolution of such prior legal proceedings and regulatory matters. We involved forensic professionals with specialized skills and knowledge who assisted in evaluating the Company’s compliance hotline records. Additionally, we assessed the population of legal proceedings and regulatory matters, as well as the sufficiency of the recorded amounts or related disclosures 1) by making inquiries of certain key executives and directors and 2) based on information received through procedures described above and through publicly available information about the Company, its competitors, and the industry.

/s/ KPMG LLP
We have served as the Company’s auditor since 2000.
Seattle, Washington
February 21, 2020

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
DaVita Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited DaVita Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, equity, and cash flow for each of the years in the three-year period ended December 31, 2019, and the related notes and financial statement Schedule II - Valuation and Qualifying Accounts (collectively, the consolidated financial statements), and our report dated February 21, 2020 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP

Seattle, Washington
February 21, 2020

DAVITA INC.
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)

	Year ended December 31,
	2019	2018	2017
Dialysis patient service revenues	$10,918,421	$10,709,981	$10,093,670
Provision for uncollectible accounts	(21,715)	(49,587)	(485,364)
Net dialysis patient service revenues	10,896,706	10,660,394	9,608,306
Other revenues	491,773	744,457	1,268,328
Total revenues	11,388,479	11,404,851	10,876,634
Operating expenses and charges:
Patient care costs	7,914,485	8,195,513	7,640,005
General and administrative	1,103,312	1,135,454	1,064,026
Depreciation and amortization	615,152	591,035	559,911
Provision for uncollectible accounts	—	(7,300)	(7,033)
Equity investment (income) loss	(12,679)	4,484	8,640
Investment and other asset impairments	—	17,338	295,234
Goodwill impairment charges	124,892	3,106	36,196
Gain on changes in ownership interest, net	—	(60,603)	(6,273)
Gain on settlement, net	—	—	(526,827)
Total operating expenses and charges	9,745,162	9,879,027	9,063,879
Operating income	1,643,317	1,525,824	1,812,755
Debt expense	(443,824)	(487,435)	(430,634)
Debt prepayment, refinancing and redemption charges	(33,402)	—	—
Other income, net	29,348	10,089	17,665
Income from continuing operations before income taxes	1,195,439	1,048,478	1,399,786
Income tax expense	279,628	258,400	323,859
Net income from continuing operations	915,811	790,078	1,075,927
Net income (loss) from discontinuing operations, net of tax	105,483	(457,038)	(245,372)
Net income	1,021,294	333,040	830,555
Less: Net income attributable to noncontrolling interests	(210,313)	(173,646)	(166,937)
Net income attributable to DaVita Inc.	$810,981	$159,394	$663,618
Earnings per share attributable to DaVita Inc.:
Basic net income from continuing operations per share	$4.61	$3.66	$4.78
Basic net income per share	$5.29	$0.93	$3.52
Diluted net income from continuing operations per share	$4.60	$3.62	$4.71
Diluted net income per share	$5.27	$0.92	$3.47
Weighted average shares for earnings per share:
Basic	153,180,908	170,785,999	188,625,559
Diluted	153,812,064	172,364,581	191,348,533
Amounts attributable to DaVita Inc.:
Net income from continuing operations	$706,832	$624,321	$901,277
Net income (loss) from discontinued operations	104,149	(464,927)	(237,659)
Net income attributable to DaVita Inc.	$810,981	$159,394	$663,618

See notes to consolidated financial statements.

DAVITA INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	Year ended December 31,
	2019	2018	2017
Net income	$1,021,294	$333,040	$830,555
Other comprehensive (loss) income:
Unrealized gains (losses) on interest rate cap agreements, net:
Unrealized gains (losses)	1,151	(133)	(5,437)
Reclassification into net income	6,377	6,286	5,058
Unrealized losses on investments, net:
Unrealized losses	—	—	3,705
Reclassification into net income	—	—	(220)
Unrealized (losses) gains on foreign currency translation:
Foreign currency translation adjustments	(20,102)	(45,944)	99,770
Other comprehensive (loss) income	(12,574)	(39,791)	102,876
Total comprehensive income	1,008,720	293,249	933,431
Less: Comprehensive income attributable to noncontrolling interests	(210,313)	(173,646)	(166,935)
Comprehensive income attributable to DaVita Inc.	$798,407	$119,603	$766,496

See notes to consolidated financial statements.

DAVITA INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	December 31, 2019	December 31, 2018
ASSETS
Cash and cash equivalents	$1,102,372	$323,038
Restricted cash and equivalents	106,346	92,382
Short-term investments	11,572	2,935
Accounts receivable, net	1,795,598	1,858,608
Inventories	97,949	107,381
Other receivables	489,695	469,796
Prepaid and other current assets	66,866	111,840
Income tax receivable	19,772	68,614
Current assets held for sale, net	—	5,389,565
Total current assets	3,690,170	8,424,159
Property and equipment, net	3,473,384	3,393,669
Operating lease right-of-use assets	2,830,047	—
Intangible assets, net	135,684	118,846
Equity method and other investments	241,983	224,611
Long-term investments	36,519	35,424
Other long-term assets	115,972	71,583
Goodwill	6,787,635	6,841,960
	$17,311,394	$19,110,252
LIABILITIES AND EQUITY
Accounts payable	$403,840	$463,270
Other liabilities	756,174	595,850
Accrued compensation and benefits	695,052	658,913
Current portion of operating lease liabilities	343,912	—
Current portion of long-term debt	130,708	1,929,369
Income tax payable	42,412	—
Current liabilities held for sale	—	1,243,759
Total current liabilities	2,372,098	4,891,161
Long-term operating lease liabilities	2,723,800	—
Long-term debt	7,977,526	8,172,847
Other long-term liabilities	160,809	450,669
Deferred income taxes	577,543	562,536
Total liabilities	13,811,776	14,077,213
Commitments and contingencies
Noncontrolling interests subject to put provisions	1,180,376	1,124,641
Equity:
Preferred stock ($0.001 par value, 5,000,000 shares authorized; none issued)	—	—
Common stock ($0.001 par value, 450,000,000 shares authorized; 125,842,853 and 166,387,307 shares issued and outstanding at December 31, 2019 and 2018, respectively)	126	166
Additional paid-in capital	749,043	995,006
Retained earnings	1,431,738	2,743,194
Accumulated other comprehensive loss	(47,498)	(34,924)
Total DaVita Inc. shareholders' equity	2,133,409	3,703,442
Noncontrolling interests not subject to put provisions	185,833	204,956
Total equity	2,319,242	3,908,398
	$17,311,394	$19,110,252
See notes to consolidated financial statements.

DAVITA INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(dollars in thousands)

	Year ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$1,021,294	$333,040	$830,555
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	615,152	591,035	777,485
Impairment charges	124,892	61,981	981,589
Valuation adjustment on disposal group	—	316,840	—
Debt prepayment, refinancing and redemption charges	33,402	—	—
Stock-based compensation expense	67,850	73,061	35,092
Deferred income taxes	41,723	273,660	(395,217)
Equity investment income, net	8,582	26,449	28,925
Loss (gain) on sales of business interests, net	23,022	(85,699)	(23,402)
Other non-cash charges, net	49,579	82,374	66,920
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivable	(79,957)	(81,176)	(156,305)
Inventories	10,158	73,505	(18,625)
Other receivables and other current assets	2,790	236,995	(111,432)
Other long-term assets	6,965	3,497	(11,945)
Accounts payable	(84,539)	(35,959)	26,876
Accrued compensation and benefits	(14,697)	84,165	(78,239)
Other current liabilities	181,940	(157,462)	1,908
Income taxes	95,645	(23,635)	(52,176)
Other long-term liabilities	(31,446)	(1,031)	11,157
Net cash provided by operating activities	2,072,355	1,771,640	1,913,166
Cash flows from investing activities:
Additions of property and equipment	(766,546)	(987,138)	(905,250)
Acquisitions	(100,861)	(183,156)	(803,879)
Proceeds from asset and business sales	3,877,392	150,205	92,336
Purchase of other debt and equity investments	(5,458)	(8,448)	(13,117)
Purchase of investments held-to-maturity	(101,462)	(5,963)	(228,990)
Proceeds from sale of other debt and equity investments	3,676	9,526	6,408
Proceeds from investments held-to-maturity	95,376	34,862	492,470
Purchase of equity investments	(9,366)	(19,177)	(4,816)
Distributions received on equity investments	2,589	3,646	106
Net cash provided by (used in) investing activities	2,995,340	(1,005,643)	(1,364,732)
Cash flows from financing activities:
Borrowings	38,525,850	59,934,750	50,991,960
Payments on long-term debt and other financing costs	(40,606,041)	(59,239,973)	(50,837,112)
Purchase of treasury stock	(2,383,816)	(1,161,511)	(802,949)
Distributions to noncontrolling interests	(233,123)	(196,441)	(211,467)
Stock award exercises and other share issuances, net	11,382	13,577	21,252
Contributions from noncontrolling interests	57,317	52,311	74,552
Proceeds from sales of additional noncontrolling interest	—	15	2,864
Purchases of noncontrolling interests	(68,019)	(28,082)	(5,357)
Net cash used in financing activities	(4,696,450)	(625,354)	(766,257)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,760)	(3,350)	254
Net increase (decrease) in cash, cash equivalents and restricted cash	369,485	137,293	(217,569)
Less: Net (decrease) increase in cash, cash equivalents and restricted cash from discontinued operations	(423,813)	240,793	(53,026)
Net increase (decrease) in cash, cash equivalents and restricted cash from continuing operations	793,298	(103,500)	(164,543)
Cash, cash equivalents and restricted cash of continuing operations at beginning of the year	415,420	518,920	683,463
Cash, cash equivalents and restricted cash of continuing operations at end of the year	$1,208,718	$415,420	$518,920
See notes to consolidated financial statements.

DAVITA INC.
CONSOLIDATED STATEMENTS OF EQUITY
(dollars and shares in thousands)

	Non-controlling interests subject to put provisions	DaVita Inc. Shareholders' Equity								Non-controlling interests not subject to put provisions
		Common stock		Additional paid-in capital	Retained earnings	Treasury stock		Accumulated other comprehensive income (loss)
		Shares	Amount			Shares	Amount		Total
Balance at December 31, 2016	$973,258	194,554	$195	$1,027,182	$3,710,313	—	$—	$(89,643)	$4,648,047	$201,694
Comprehensive income:
Net income	103,641				663,618				663,618	63,296
Other comprehensive income								102,878	102,878	(2)
Stock purchase shares issued		360		22,131					22,131
Stock unit shares issued		117		(101)					(101)
Stock-settled SAR shares issued		398		—					—
Stock-settled stock-based compensation expense				34,981					34,981
Changes in noncontrolling interest from:
Distributions	(128,853)									(82,614)
Contributions	52,911									21,641
Acquisitions and divestitures	43,799			(823)					(823)	(5,770)
Partial purchases	(397)			(2,752)					(2,752)	(2,208)
Fair value remeasurements	(32,999)			32,999					32,999
Purchase of treasury stock						(12,967)	(810,949)		(810,949)
Retirement of treasury stock		(12,967)	(13)	(70,718)	(740,218)	12,967	810,949
Balance at December 31, 2017	$1,011,360	182,462	$182	$1,042,899	$3,633,713	—	$—	$13,235	$4,690,029	$196,037
Cumulative effect of change in accounting principle					8,368			(8,368)	—
Comprehensive income:
Net income	105,531				159,394				159,394	68,115
Other comprehensive income								(39,791)	(39,791)
Stock purchase shares issued		398		17,398					17,398
Stock unit shares issued		158		(448)					(448)
Stock-settled SAR shares issued		213	1	(4,887)					(4,886)
Stock-settled stock-based compensation expense				73,081					73,081
Changes in noncontrolling interest from:
Distributions	(119,173)									(77,268)
Contributions	32,918									19,393
Acquisitions and divestitures	79,078			3,546					3,546	318
Partial purchases	(8,546)			(17,897)					(17,897)	(1,639)
Fair value remeasurements	23,473			(23,473)					(23,473)
Purchase of treasury stock						(16,844)	(1,153,511)		(1,153,511)
Retirement of treasury stock		(16,844)	(17)	(95,213)	(1,058,281)	16,844	1,153,511		—
Balance at December 31, 2018	$1,124,641	166,387	$166	$995,006	$2,743,194	—	$—	$(34,924)	$3,703,442	$204,956

DAVITA INC.
CONSOLIDATED STATEMENTS OF EQUITY - continued
(dollars and shares in thousands)

	Non-controlling interests subject to put provisions	DaVita Inc. Shareholders' Equity								Non-controlling interests not subject to put provisions
				Additional paid-in capital	Retained earnings			Accumulated other comprehensive income (loss)
		Common stock				Treasury stock
		Shares	Amount			Shares	Amount		Total
Cumulative effect of change in accounting principle	(38)				39,876				39,876	(6)
Comprehensive income:
Net income	143,413				810,981				810,981	66,900
Other comprehensive income								(12,574)	(12,574)
Stock purchase shares issued		315	1	16,569					16,570
Stock unit shares issued		160		(3,246)					(3,246)
Stock-settled SAR shares issued		1		(44)					(44)
Stock-settled stock-based compensation expense				67,549					67,549
Changes in noncontrolling interest from:
Distributions	(155,011)									(78,112)
Contributions	35,572									21,745
Acquisitions and divestitures	(6,332)									(10,170)
Partial purchases	(11,394)			(37,145)					(37,145)	(19,480)
Fair value remeasurements	49,525			(49,525)					(49,525)
Purchase of treasury stock						(41,020)	(2,402,475)		(2,402,475)
Retirement of treasury stock		(41,020)	(41)	(240,121)	(2,162,313)	41,020	2,402,475		—
Balance at December 31, 2019	$1,180,376	125,843	$126	$749,043	$1,431,738	—	$—	$(47,498)	$2,133,409	$185,833
See notes to consolidated financial statements.

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

1.    Organization and summary of significant accounting policies
Organization
The Company's operations are comprised of its dialysis and related lab services to patients in the United States (its U.S. dialysis business), its ancillary services and strategic initiatives including its international operations (collectively, its ancillary services), and its corporate administrative support.
The Company’s largest line of business is its U.S. dialysis business, which operates kidney dialysis centers in the U.S. for patients suffering from chronic kidney failure, also known as end stage renal disease (ESRD). As of December 31, 2019, the Company operated or provided administrative services through a network of 2,753 U.S. outpatient dialysis centers in 46 states and the District of Columbia, serving a total of approximately 206,900 patients. In addition, as of December 31, 2019, the Company operated or provided administrative services to a total of 259 outpatient dialysis centers serving approximately 28,700 patients located in ten countries outside of the U.S.
On June 19, 2019, the Company completed the sale of its DaVita Medical Group (DMG) business to Collaborative Care Holdings, LLC (Optum), a subsidiary of UnitedHealth Group Inc. As a result of this transaction, DMG's results of operations have been reported as discontinued operations for all periods presented in these consolidated financial statements. For financial information about the DMG business, see Note 22.
The Company’s U.S. dialysis business qualifies as a separately reportable segment and the Company’s ancillary services, including its international operations, have been combined and disclosed in the other segments category.
Basis of presentation
These consolidated financial statements are prepared in accordance with United States generally accepted accounting principles (U.S. GAAP). The financial statements include DaVita Inc. and its subsidiaries, partnerships and other entities in which it maintains a majority voting or other controlling financial interest (collectively, the Company). All significant intercompany transactions and balances have been eliminated. Equity investments in investees over which the Company only has significant influence are recorded on the equity method, while investments in other equity securities are recorded at fair value or on the adjusted cost method, as applicable. For the Company’s international subsidiaries, local currencies are considered their functional currencies. Translation adjustments result from translating the financial statements of the Company’s international subsidiaries from their functional currencies into the Company’s reporting currency (the U.S. dollar, or USD). Prior year balances and amounts have been reclassified to conform to the current year presentation.
The Company has evaluated subsequent events through the date these consolidated financial statements were issued and has included all necessary adjustments and disclosures.
Use of estimates
The preparation of financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions that affect the reported amounts of revenues, expenses, assets, liabilities, contingencies and noncontrolling interests subject to put provisions. Although actual results in subsequent periods will differ from these estimates, such estimates are developed based on the best information available to management and management’s best judgments at the time. All significant assumptions and estimates underlying the amounts reported in the financial statements and accompanying notes are regularly reviewed and updated when necessary. Changes in estimates are reflected in the financial statements based upon on-going actual experience trends or subsequent settlements and realizations depending on the nature and predictability of the estimates and contingencies. Interim changes in estimates related to annual operating costs are applied prospectively within annual periods.
The most significant assumptions and estimates underlying these consolidated financial statements and accompanying notes involve revenue recognition and accounts receivable, contingencies, impairments of goodwill and investments, accounting for income taxes and certain fair value estimates. Specific estimating risks and contingencies are further addressed within these notes to the consolidated financial statements.
Revenues
On January 1, 2018, the Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Codification Topic 606 Revenue from Contracts with Customers (Topic 606) using the cumulative effect method for those

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

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
Dialysis patient service revenues
Revenues are recognized based on the Company’s estimate of the transaction price the Company expects to collect as a result of satisfying its performance obligations. Dialysis patient service revenues are recognized in the period services are provided based on these estimates. Revenues consist primarily of payments from government and commercial health plans for dialysis services provided to patients. A usual and customary fee schedule is maintained for the Company’s dialysis treatments and related lab services; however, actual collectible revenue is normally recognized at a discount from the fee schedule.
Revenues associated with Medicare and Medicaid programs are estimated based on: (a) the payment rates that are established by statute or regulation for the portion of payment rates paid by the government payor (e.g., 80% for Medicare patients) and (b) for the portion not paid by the primary government payor, estimates of the amounts ultimately collectible from other government programs providing secondary coverage (e.g., Medicaid secondary coverage), the patient’s commercial health plan secondary coverage, or the patient.
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
Revenues associated with commercial health plans are estimated based on contractual terms for the patients under healthcare plans with which the Company has formal agreements, non-contracted health plan coverage terms if known, estimated secondary collections, historical collection experience, historical trends of refunds and payor payment adjustments (retractions), inefficiencies in the Company’s billing and collection processes that can result in denied claims for payments, delays in collections due to payor payment inefficiencies, and regulatory compliance matters.
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
Other revenues
Other revenues consist of fees for management and administrative support services provided to outpatient dialysis centers that the Company does not own or in which the Company owns a noncontrolling interest, revenues associated with the Company's non-dialysis ancillary services and strategic initiatives, and administrative and management support services to certain non-dialysis joint ventures in which the Company owns a noncontrolling interest. Revenues associated with dialysis management services, disease management services, clinical research programs, physician services, ESRD seamless care

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

organizations, and comprehensive care are estimated in the period services are provided. Revenues associated with pharmacy services were estimated as prescriptions were filled and shipped to patients. Revenues associated with direct primary care were estimated over the membership period.
Other income
Other income includes interest income on cash and cash equivalents and short- and long-term investments, realized and unrealized gains and losses recognized on investments, and foreign currency transaction gains and losses.
Cash and cash equivalents
Cash equivalents are short-term highly liquid investments with maturities of three months or less at date of purchase.
Restricted cash and equivalents
Restricted cash and cash equivalents are primarily held in trust to satisfy insurer and state regulatory requirements related to the wholly-owned captive insurance companies that bear professional and general liability and workers' compensation risks for the Company.
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
Inventories
Inventories are stated at the lower of cost (first-in, first-out) or net realizable value and consist principally of pharmaceuticals and dialysis-related supplies. Rebates related to inventory purchases are recorded when earned and are based on certain qualification requirements which are dependent on a variety of factors including future pricing levels from the manufacturer and related data submission.
Property and equipment
Property and equipment is stated at cost less accumulated depreciation and amortization and is further reduced by any impairments. Maintenance and repairs are charged to expense as incurred. Depreciation and amortization expenses are computed using the straight-line method over the useful lives of the assets estimated as follows: buildings, 25 years to 40 years; leasehold improvements, the shorter of ten years or the expected lease term; and equipment and information systems, principally three years to 15 years. Disposition gains and losses are included in current operating expenses. Property and equipment assets are reviewed for possible impairment whenever significant events or changes in circumstances indicate that an impairment may have occurred.
Leases
The Company leases substantially all of its U.S. dialysis facilities. The Company categorizes leases with contractual terms longer than twelve months as either operating or finance leases. Finance leases are generally those leases that allow the Company to substantially utilize or pay for the entire asset over its estimated life. All other leases are categorized as operating leases.
Assets acquired under finance leases are recorded on the balance sheet within property and equipment, net and liabilities for finance lease obligations are recorded within long-term debt. Finance lease assets are amortized to depreciation expense on a straight-line basis over the shorter of their estimated useful lives or the lease term.
Rights to use assets under operating leases are recorded on the balance sheet as operating lease right-of-use assets and liabilities for operating lease obligations are recorded as operating lease liabilities. Reductions in the carrying amount of operating lease right-of-use assets are recorded to rent expense over the lease term.
The majority of the Company’s facilities are leased under non-cancellable operating leases ranging in terms from five years to 15 years and which contain renewal options of five years to ten years at the fair rental value at the time of renewal. The

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

Company has elected the practical expedient to not separate lease components from non-lease components for its financing and operating leases.
Amortizable intangibles
Amortizable intangible assets and liabilities include noncompetition agreements and hospital acute services contracts, each of which have finite useful lives. Amortization expense is computed using the straight-line method over the useful lives of the assets estimated as follows: non-competition agreements over three years to ten years, and hospital acute service contracts over the contract period. Amortizable intangible assets are reviewed for possible impairment whenever significant events or changes in circumstances indicate that an impairment may have occurred.
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
Equity method and other investments
Equity investments that do not have readily determinable fair values are carried on the equity method if the Company maintains significant influence over the investee or on the adjusted cost method if it does not. The adjusted cost method represents the Company's cost for an investment, net of any other-than-temporary impairment, or a subsequent observation of the investment's fair value. The Company classifies its equity and adjusted cost method investments as “Equity method and other investments” on its balance sheet. See Note 9 for further details, including recent changes to the Company's accounting for these investments.
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
Goodwill
Goodwill represents the difference between the fair value of businesses acquired and the fair value of the identifiable tangible and intangible net assets acquired. Goodwill is not amortized, but is assessed by individual reporting unit for impairment as circumstances warrant and at least annually. An impairment charge is recognized when and to the extent a reporting unit's carrying amount is determined to exceed its fair value. The Company operates multiple reporting units. See Note 10 for further details.
Self-insurance
The Company predominantly self-insures its professional and general liability and workers' compensation risks through its wholly-owned captive insurance companies, with excess or reinsurance coverage for additional risk. The Company is also predominantly self-insured with respect to employee medical and other health benefits. The Company records insurance liabilities for the professional and general liability, workers’ compensation, and employee health benefit risks that it retains and estimates its liability for those risks using third party actuarial calculations that are based upon historical claims experience and expectations for future claims.
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

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

The Company uses a recognition threshold of more-likely-than-not and a measurement attribute on all tax positions taken or expected to be taken in a tax return in order to be recognized in the financial statements. Once the recognition threshold is met, the tax position is then measured to determine the actual amount of benefit to recognize in the financial statements.
Stock-based compensation
The Company’s stock-based compensation expense for stock-settled awards is measured at the estimated fair value of awards on the date of grant and recognized on a cumulative straight-line basis over the vesting terms of the awards, unless the stock awards are based on non-market based performance metrics, in which case expense is adjusted for the ultimate number of shares expected to be issued as of the end of each reporting period. Stock-based compensation expense for cash-settled awards is based on their estimated fair values as of the end of each reporting period. The expense for all stock-based awards is recognized net of expected forfeitures.
Interest rate cap agreements
The Company often carries a combination of current or forward interest rate caps on portions of its variable rate debt as a means of hedging its exposure to changes in LIBOR interest rates as part of its overall interest rate risk management strategy. These interest rate caps are not held for trading or speculative purposes and are designated as qualifying cash flow hedges. See Note 13 for further details.
Noncontrolling interests
Noncontrolling interests represent third-party equity ownership interests in entities which are consolidated by the Company for financial statement reporting purposes. As of December 31, 2019, third parties held noncontrolling equity interests in 672 consolidated legal entities.
Fair value estimates
The Company relies on fair value measurements and estimates for purposes that require the recording, reassessment, or adjustment of the carrying amounts of certain assets, liabilities, and noncontrolling interests subject to put provisions (redeemable equity interests classified as temporary equity). These purposes can include the accounting for business combination transactions; impairment assessments for goodwill, other intangible assets, or other long-lived assets; recurrent revaluation of investments in debt and equity securities, contingent earn-out obligations, interest rate cap agreements or other derivative instruments, and noncontrolling interests subject to put provisions; and the accounting for equity method and other investments and stock-based compensation, as applicable. The Company has also classified its assets, liabilities and temporary equity into the appropriate fair value hierarchy levels as defined by the FASB. See Note 24 for further details.
New accounting standards
New standards recently adopted
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments in Topic 842 revise lessee accounting for leases. Under the new guidance, lessees are required to recognize a lease liability and a right-of-use asset for substantially all leases with lease terms in excess of twelve months. The new lease guidance also simplifies the accounting for sale leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. The Company adopted Topic 842 as of January 1, 2019 using a modified retrospective transition approach with a cumulative effect adjustment for leases existing at the adoption date. The Company elected to apply the package of practical expedients to not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs. Adoption of Topic 842 as of January 1, 2019 resulted in the recognition of operating right-of-use assets of $2,783,784, operating lease liabilities of $3,001,354 and a cumulative effect adjustment to retained earnings of $39,876, primarily related to deferred gains on prior sale leaseback transactions. Adoption of this new lease guidance did not materially impact the Company's consolidated net earnings and had no impact on cash flows. See Note 14 for further details.
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The amendments in this ASU better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The amendments in this ASU were effective for the Company on January 1, 2019. Adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

New standards not yet adopted
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this ASU change the approach for recognizing credit losses on financial assets from the incurred loss methodology in current U.S. GAAP to a methodology that reflects current expected credit losses, which requires consideration of a broader range of reasonable and supportable information to inform those credit loss estimates. The current incurred loss model delays recognition of credit losses until it is probable that a loss has been incurred, while this ASU’s new current expected credit loss model requires estimation of credit losses expected over the life of the financial asset or group of similar financial assets. The amendments in this ASU are effective for the Company on January 1, 2020 and are to be applied on a modified retrospective approach. The Company has evaluated the impact of this standard on its consolidated financial statements, including accounting policies, processes, and systems, and does not expect the impact to be material.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework -Changes to the Disclosure Requirements for Fair Value Measurement. The applicable amendments in this ASU remove requirements for disclosures concerning transfers between fair value measurement Levels 1, 2 and 3 and disclosures concerning valuation processes for Level 3 fair value measurements. The applicable amendments also add a requirement to separately disclose the changes in unrealized gains and losses included in other comprehensive income for the reporting period for Level 3 items measured at fair value on a recurring basis, and require disclosure of the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments in this ASU are effective for the Company beginning on January 1, 2020 and its new requirements are to be applied on a prospective basis. Adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 attempts to simplify aspects of accounting for franchise taxes and enacted changes in tax laws or rates, and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. ASU 2019-12 is effective for public business entities for fiscal years beginning after December 15, 2020, including interim periods within that fiscal year. Early adoption is permitted for all entities. The Company is currently assessing the effect this guidance may have on its consolidated financial statements.
2.    Revenue recognition and accounts receivable
The following table summarizes the Company's segment revenues by primary payor source:

	Year ended December 31, 2019
	U.S. dialysis	Other - Ancillary services	Consolidated
Patient service revenues:
Medicare and Medicare Advantage	$6,129,697	$	$6,129,697
Medicaid and Managed Medicaid	669,089		669,089
Other government	446,010	352,765	798,775
Commercial	3,286,089	144,256	3,430,345
Other revenues:
Medicare and Medicare Advantage		264,538	264,538
Medicaid and Managed Medicaid		606	606
Commercial		130,823	130,823
Other(1)	32,021	78,940	110,961
Eliminations of intersegment revenues	(132,325)	(14,030)	(146,355)
Total	$10,430,581	$957,898	$11,388,479

(1)	Other consists of management service fees earned in the respective Company line of business as well as other revenue from the Company's ancillary services.

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

	Year ended December 31, 2018
	U.S. dialysis	Other - Ancillary services	Consolidated
Patient service revenues:
Medicare and Medicare Advantage	$6,063,891	$	$6,063,891
Medicaid and Managed Medicaid	628,766		628,766
Other government	446,999	335,594	782,593
Commercial	3,176,413	101,681	3,278,094
Other revenues:
Medicare and Medicare Advantage		492,812	492,812
Medicaid and Managed Medicaid		44,246	44,246
Commercial		90,890	90,890
Other(1)	19,880	130,865	150,745
Eliminations of intersegment revenues	(92,950)	(34,236)	(127,186)
Total	$10,242,999	$1,161,852	$11,404,851

(1)	Other consists of management service fees earned in the respective Company line of business as well as other revenue from the Company's ancillary services.

	Year ended December 31, 2017(1)
	U.S. dialysis	Other - Ancillary services	Consolidated
Patient service revenues:
Medicare and Medicare Advantage	$5,253,012	$	$5,253,012
Medicaid and Managed Medicaid	606,827		606,827
Other government	362,567	259,651	622,218
Commercial	3,117,920	63,505	3,181,425
Other revenues:
Medicare and Medicare Advantage		902,289	902,289
Medicaid and Managed Medicaid		71,426	71,426
Commercial		116,503	116,503
Other(2)	19,739	182,974	202,713
Eliminations of intersegment revenues	(55,176)	(24,603)	(79,779)
Total	$9,304,889	$1,571,745	$10,876,634

(1)
As noted above, prior period amounts have not been adjusted under the cumulative effect method. In this table, the Company's U.S. dialysis revenues for the year ended December 31, 2017 has been presented net of the provision for uncollectible accounts of $485,364 to conform to the current period presentation.

(2)	Other consists of management service fees earned in the respective Company line of business as well as other revenue from the Company's ancillary services.
The Company’s allowance for doubtful accounts related to performance obligations satisfied prior to the adoption of Topic 606 was $8,328 and $52,924 as of December 31, 2019 and 2018, respectively.
As described in Note 1, there are significant risks associated with estimating revenue, many of which take several years to resolve. These estimates are subject to ongoing insurance coverage changes, geographic coverage differences, differing interpretations of contract coverage and other payor issues, as well as patient issues including determining applicable primary and secondary coverage, changes in patient coverage and coordination of benefits. As these estimates are refined over time, both positive and negative adjustments to revenue are recognized in the current period. As a result of these changes in estimates, additional revenue of $37,274 was recognized during the year ended December 31, 2019 associated with performance obligations satisfied prior to January 1, 2019 and additional revenue of $88,495 was recognized during the year ended December 31, 2018 associated with performance obligations satisfied in years prior to the adoption of Topic 606, which

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

included a benefit of $36,000 from electing to apply Topic 606 only to contracts not substantially completed as of January 1, 2018.
There is no single commercial payor that accounted for more than 10% of total consolidated accounts receivable or consolidated revenues at or for the years ended December 31, 2019 or 2018.
Net dialysis services accounts receivable and other receivables from Medicare, including Medicare-assigned plans, and Medicaid, including managed Medicaid plans, were approximately $1,038,248 and $1,080,561 as of December 31, 2019 and 2018, respectively. Approximately 18% of the Company’s net patient services accounts receivable balances as of both December 31, 2019 and 2018, were more than six months old. There were no significant balances over one year old at December 31, 2019. The Company's accounts receivable are principally due from Medicare and Medicaid programs and commercial insurance plans.
3.    Earnings per share
Basic earnings per share is calculated by dividing net income attributable to the Company, adjusted for any change in noncontrolling interest redemption rights in excess of fair value, by the weighted average number of common shares outstanding, reduced for 2018 and 2017 by the weighted average shares held in escrow that under certain circumstances may have been returned to the Company. Weighted average common shares outstanding include restricted stock unit awards that are no longer subject to forfeiture because the recipients have satisfied either their explicit vesting terms or retirement eligibility requirements.
Diluted earnings per share includes the dilutive effect of outstanding stock-settled stock appreciation rights and unvested stock units (under the treasury stock method) and, for 2018 and 2017, the weighted average contingently returnable shares held in escrow that were outstanding during the period.
The reconciliations of the numerators and denominators used to calculate basic and diluted earnings per share were as follows:

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

	Year ended December 31,
	2019	2018	2017
Numerators:
Net income from continuing operations attributable to DaVita Inc.	$706,832	$624,321	$901,277
Net income (loss) from discontinued operations attributable to DaVita Inc.	104,149	(464,927)	(237,659)
Net income attributable to DaVita Inc. for earnings per share calculation	$810,981	$159,394	$663,618

Basic:
Weighted average shares outstanding during the period	153,181	171,886	190,820
Weighted average contingently returnable shares previously held in escrow for the DaVita HealthCare Partners merger	—	(1,100)	(2,194)
Weighted average shares for basic earnings per share calculation	153,181	170,786	188,626

Basic net income (loss) attributable to DaVita Inc. from:
Continuing operations per share	$4.61	$3.66	$4.78
Discontinued operations per share	0.68	(2.73)	(1.26)
Basic net income per share attributable to DaVita Inc.	$5.29	$0.93	$3.52

Diluted:
Weighted average shares outstanding during the period	153,181	171,886	190,820
Assumed incremental shares from stock plans	631	479	529
Weighted average shares for diluted earnings per share calculation	153,812	172,365	$191,349

Diluted net income (loss) attributable to DaVita Inc. from:
Continuing operations per share	$4.60	$3.62	$4.71
Discontinued operations per share	0.67	(2.70)	(1.24)
Diluted net income per share attributable to DaVita Inc.	$5.27	$0.92	$3.47

Anti-dilutive stock-settled awards excluded from calculation(1)	5,936	5,295	4,350

(1)	Shares associated with stock-settled stock appreciation rights excluded from the diluted denominator calculation because they were anti-dilutive under the treasury stock method.
4.    Restricted cash and equivalents
The Company had restricted cash and cash equivalents of $106,346 and $92,382 at December 31, 2019 and 2018, respectively. Approximately $91,847 of the balance at December 31, 2019 represents restricted cash equivalents held in trust to satisfy insurer and state regulatory requirements related to the wholly-owned captive insurance companies that bear professional and general liability and workers' compensation risks for the Company. The remaining restricted cash and cash equivalents held at December 31, 2019 primarily represent cash pledged to third parties in connection with one of the Company's ancillary and strategic initiatives businesses.
5.    Short-term and long-term investments
The Company adopted ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, and related ASU 2018-03 concerning certain technical corrections and improvements, effective January 1, 2018. Under ASU 2016-01 all changes in the fair values of equity securities with readily determinable fair values are to be recognized in current earnings. Adoption of these ASUs, in conjunction with ASU 2018-02, resulted in a cumulative effect of change in accounting principle effective January 1, 2018 which decreased accumulated other comprehensive income and increased retained earnings by $5,662 in after-tax unrealized gains accumulated

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

in other comprehensive income through December 31, 2017 from equity securities previously classified as available-for-sale investments.
From January 1, 2018, equity securities that have readily determinable fair values or redemption values are recorded at estimated fair value with changes in their value recognized in current earnings within "Other income, net". The Company classifies its debt securities as held-to-maturity and records them at amortized cost based on its intentions and strategy concerning those investments.
The Company classifies these debt and equity investments as "Short-term investments" or "Long-term investments" on its consolidated balance sheet, as applicable, based on the characteristics of the financial instrument or the Company's intentions or expectations for the investment.
The Company’s investments in these short-term and long-term debt and equity investments consist of the following:

	December 31, 2019			December 31, 2018
	Debt securities	Equity securities	Total	Debt securities	Equity securities	Total
Certificates of deposit and other time deposits	$8,140	$—	$8,140	$2,235	$—	$2,235
Investments in mutual funds and common stock	—	39,951	39,951	—	36,124	36,124
	$8,140	$39,951	$48,091	$2,235	$36,124	$38,359
Short-term investments	$8,140	$3,432	$11,572	$2,235	$700	$2,935
Long-term investments	—	36,519	36,519	—	35,424	35,424
	$8,140	$39,951	$48,091	$2,235	$36,124	$38,359

Debt securities: The Company's short-term debt investments are principally bank certificates of deposit with contractual maturities longer than three months but shorter than one year. These debt securities are accounted for as held-to-maturity and recorded at amortized cost, which approximated their fair values at December 31, 2019 and 2018.
Equity securities: The Company's equity investments in mutual funds and common stock are held within a trust to fund existing obligations associated with several of the Company’s non-qualified deferred compensation plans. During 2019, the Company recognized pre-tax net gains of $4,383 in other income associated with changes in the fair value of these equity securities, comprised of pre-tax realized gains of $1,459 and a net increase in unrealized gains of $2,924. During 2018, the Company recognized pre-tax net losses of $1,208 in other income associated with changes in the fair value of these equity securities, comprised of pre-tax realized gains of $4,490 and a net decrease in unrealized gains of $5,698.
6.    Other receivables
Other receivables were comprised of the following:

	December 31,
	2019	2018
Supplier rebates and non-trade receivables	$351,650	$334,156
Medicare bad debt claims	138,045	135,640
	$489,695	$469,796

7.    Property and equipment
Property and equipment were comprised of the following:

	December 31,
	2019	2018
Land	$36,480	$37,384
Buildings	392,256	467,181
Leasehold improvements	3,545,224	3,164,943
Equipment and information systems, including internally developed software	2,880,645	2,586,564
New center and capital asset projects in progress	588,345	661,695
	7,442,950	6,917,767
Less accumulated depreciation	(3,969,566)	(3,524,098)
	$3,473,384	$3,393,669

Depreciation expense on property and equipment was $600,905, $574,799, and $544,129 for 2019, 2018 and 2017, respectively.
Interest on debt incurred during the development of new centers and other capital asset projects is capitalized as a component of the asset cost based on the respective in-process capital asset balances. Interest capitalized was $27,322, $25,978 and $19,176 for 2019, 2018 and 2017, respectively.
During 2018, the Company recognized asset impairment charges of $17,338 related to the restructuring of its pharmacy business.
8.    Intangibles
Intangible assets other than goodwill were comprised of the following:

	December 31,
	2019	2018
Noncompetition agreements	$103,510	$107,726
Indefinite-lived licenses	90,209	59,885
Other	23,887	31,801
	217,606	199,412
Less accumulated amortization	(81,922)	(80,566)
	$135,684	$118,846

Amortization expense from amortizable intangible assets other than lease agreements was $14,247, $16,236, and $15,782 for 2019, 2018 and 2017, respectively. Lease agreement intangible assets and liabilities, previously recognized apart from lease right-of-use assets and liabilities prior to adoption of Topic 842, were amortized to rent expense in the amounts of $(296) and $(203) for December 31, 2018 and 2017, respectively.
For the years ended December 31, 2019, 2018 and 2017, the Company recognized no impairment charges on any intangible assets other than goodwill.
Amortizable intangible liabilities as of December 31, 2018 were comprised of lease agreements of $5,930, which were net of accumulated amortization of $4,362. With the adoption of Topic 842 on January 1, 2019, the Company no longer classifies these as intangible assets or intangible liabilities on its balance sheet. See Notes 1 and 14 for further discussion of our adoption of Topic 842.

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

Scheduled amortization charges from amortizable intangible assets and liabilities as of December 31, 2019 were as follows:

	Noncompetition agreements	Other
2020	$11,470	$1,779
2021	9,703	1,335
2022	6,141	1,330
2023	3,118	1,294
2024	1,429	1,046
Thereafter	525	6,305
Total	$32,386	$13,089

9.    Equity method and other investments
Equity investments in nonconsolidated businesses over which the Company maintains significant influence, but which do not have readily determinable fair values, are carried on the equity method.
As described in Note 5 to these consolidated financial statements, effective January 1, 2018, the Company adopted ASU 2016-01 and related ASU 2018-03 concerning recognition and measurement of financial assets and financial liabilities. In adopting ASU 2016-01, the Company elected to adopt an adjusted cost method measurement alternative for investments in equity securities without readily determinable fair values that do not qualify for the equity method. Under this alternative, unless elected otherwise for a particular investment, the Company initially records such equity investments at cost but remeasures them to fair value through earnings when there is an observable transaction involving the same or a similar investment with the same issuer or upon an impairment.
The Company maintains equity method and minor adjusted cost method investments in the private securities of certain other healthcare and healthcare-related businesses. The Company classifies these investments as "Equity method and other investments" on its consolidated balance sheet.
The Company's equity method and other investments were comprised of the following:

	December 31,
	2019	2018
APAC joint venture	$116,924	$129,173
Other equity method partnerships	114,611	83,052
Adjusted cost method investments	10,448	12,386
	$241,983	$224,611

During 2019, 2018 and 2017, the Company recognized equity investment income (loss) of $12,679, $(4,484) and $(8,640), respectively, from its equity method investments in nonconsolidated businesses.
The Company's largest equity method investment is its ownership interest in DaVita Care Pte. Ltd. (the APAC joint venture, or APAC JV). During the fourth quarter of 2019, one of the third party noncontrolling investors in the APAC JV made its final subscribed capital contribution to the joint venture and the other third party noncontrolling investor elected to exit the joint venture. As a result, the Company now holds a 75% voting and economic interest in the APAC JV and its other noncontrolling investor holds a 25% voting and economic interest in the joint venture. The governance structure and voting rights established for the APAC JV, which remain unchanged since its formation on August 1, 2016, provide that certain key decisions affecting the joint venture’s operations are not subject to the unilateral discretion of the Company but rather are shared with the joint venture's other noncontrolling investor. As a result, the Company does not consolidate the APAC JV.
Prior to the transactions described above and as of December 31, 2018, the Company held a 60% voting interest and a 73.3% economic interest in the APAC JV, while the other two noncontrolling investors collectively held a 40% voting interest and a 26.7% economic interest in the APAC JV.
During the year ended December 31, 2017, the Company recognized a non-cash other-than-temporary impairment charge of $280,066 on its investment in the APAC JV. This charge resulted from changes in then-current expectations for the

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

joint venture based on continuing market research and assessments by both the Company and the APAC JV concerning the size of the addressable market available to the joint venture at attractive risk-adjusted returns.
The Company's other equity method investments include 20 legal entities over which the Company has significant influence but in which it does not maintain a controlling financial interest. Almost all of these are U.S. partnerships in the form of limited liability companies. The Company's ownership interests in these partnerships vary, but typically range from 30% to 50%.
There were no significant impairments or other valuation adjustments on the Company's adjusted cost method investments during 2019 or 2018.
10.    Goodwill
Changes in the carrying value of goodwill by reportable segments were as follows:

	U.S. dialysis	Other - Ancillary services	Consolidated
Balance at December 31, 2017	$6,144,761	$465,518	$6,610,279
Acquisitions	130,574	147,774	278,348
Divestitures	(331)	(15,166)	(15,497)
Impairment charges	—	(3,106)	(3,106)
Foreign currency and other adjustments	—	(28,064)	(28,064)
Balance at December 31, 2018	$6,275,004	$566,956	$6,841,960
Acquisitions	18,089	72,137	90,226
Impairment charges	—	(124,892)	(124,892)
Foreign currency and other adjustments	(5,993)	(13,666)	(19,659)
Balance at December 31, 2019	$6,287,100	$500,535	$6,787,635

Goodwill	$6,287,100	$653,870	$6,940,970
Accumulated impairment charges	—	(153,335)	(153,335)
	$6,287,100	$500,535	$6,787,635

The Company elected to early adopt ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment effective January 1, 2017. The amendments in this ASU simplify the test for goodwill impairment by eliminating the second step in the assessment. All goodwill impairment tests performed since adoption of this ASU were performed under this new guidance. When performing quantitative goodwill impairment assessments, the Company estimates fair value using either appraisals developed with an independent third party valuation firm which consider both discounted cash flow estimates for the subject business and observed market multiples for similar businesses, or offer prices received for the subject business that would be acceptable to the Company.
Each of the Company’s operating segments described in Note 25 to these consolidated financial statements represents an individual reporting unit for goodwill impairment assessment purposes and each sovereign jurisdiction within the Company’s international operating segments is considered a separate reporting unit.
Within the U.S. dialysis operating segment, the Company considers each of its dialysis centers to constitute an individual business for which discrete financial information is available. However, since these dialysis centers have similar operating and economic characteristics, and the allocation of resources and significant investment decisions concerning these businesses are highly centralized and the benefits broadly distributed, the Company has aggregated these centers and deemed them to constitute a single reporting unit.
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
During the three months ended March 31, 2019 and September 30, 2019, the Company recognized goodwill impairment charges of $41,037 and $78,439, respectively, in its Germany kidney care business. The first quarter of 2019 charge resulted primarily from a change in relevant discount rates, as well as a decline in current and expected future patient census and an

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

increase in first quarter of 2019 and expected future costs, principally due to wage increases expected to result from recently announced legislation. The incremental charge recognized during the third quarter of 2019 resulted from changes and developments in the Company's outlook for this business since its last assessment. These primarily concerned developments in the business in response to evolving market conditions and changes in the Company's expected timing and ability to mitigate them, which was based on results of in-depth operating and strategic reviews completed by the Company’s new Germany management team during the third quarter of 2019. During the year ended December 31, 2019, the Company also recognized a goodwill impairment charge of $5,416 in its German other health operations.
The impairment charges recognized in 2019 at the Company’s Germany kidney care business and its German other health operations include increases of $25,621 and $1,013, respectively, to the goodwill impairment charges, and reductions to deferred tax expense, related to deferred tax assets that the impairments themselves generated. The result was $124,892 in total goodwill impairment charges to operating income and reductions of $26,634 in tax expense, for a net $98,258 impact on net income.
Based on the most recent assessments, the Company determined that further changes in expected patient census, increases in operating costs, reductions in reimbursement rates, changes in actual or expected growth rates, or other significant adverse changes in expected future cash flows or valuation assumptions could result in goodwill impairment charges in the future for the following reporting units, which remain at risk of goodwill impairment as of December 31, 2019:

Reporting unit	Goodwill balance	Carrying amount coverage(1)	Sensitivities
			Operating income(2)	Discount rate(3)
Germany kidney care	$295,151	—%	(1.3)%	(11.0)%
Brazil kidney care	$88,551	4.4%	(2.8)%	(7.0)%

(1)	Excess of estimated fair value of the reporting unit over its carrying amount as of the latest assessment date.

(2)	Potential impact on estimated fair value of a sustained, long-term reduction of 3% in operating income as of the latest assessment date.

(3)	Potential impact on estimated fair value of an increase in discount rates of 100 basis points as of the latest assessment date.
During the year ended December 31, 2018, the Company recognized a goodwill impairment charge of $3,106 at its German other health operations.
During the year ended December 31, 2017, the Company recognized goodwill impairment charge of $34,696 at its vascular access reporting unit. This charge resulted primarily from changes in future governmental reimbursement rates for this business and the Company’s then-evolving plans and expected ability to mitigate them. As of December 31, 2017, there was no goodwill remaining at the Company's vascular access reporting unit. The Company also recognized a goodwill impairment charge of $1,500 at one of its international reporting units during the year ended December 31, 2017.
Except as described above, none of the Company’s other reporting units were considered at risk of significant goodwill impairment as of December 31, 2019. Since the dates of the Company’s last annual goodwill impairment assessments, there have been certain developments, events, changes in operating performance and other changes in key circumstances that have affected the Company’s businesses. However, these did not cause management to believe it is more likely than not that the fair values of any of the Company’s reporting units would be less than their respective carrying amounts as of December 31, 2019.
11.    Other liabilities
Other liabilities were comprised of the following:

	December 31,
	2019	2018
Payor refunds and retractions	$377,044	$302,244
Insurance and self-insurance accruals	58,941	58,569
Accrued interest	54,899	82,827
Accrued non-income tax liabilities	36,285	28,663
Other	229,005	123,547
	$756,174	$595,850

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

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
Income before income taxes from continuing operations consisted of the following:

	Year ended December 31,
	2019	2018	2017
Domestic	$1,307,299	$1,083,578	$1,725,822
International	(111,860)	(35,100)	(326,036)
	$1,195,439	$1,048,478	$1,399,786

 Income tax expense for continuing operations consisted of the following:

	Year ended December 31,
	2019	2018	2017
Current:
Federal	$208,339	$140,064	$330,191
State	58,026	32,990	47,228
International	15,545	7,557	3,422
Total current income tax	281,910	180,611	380,841
Deferred:
Federal	44,263	52,034	(98,760)
State	(25,836)	21,096	37,347
International	(20,709)	4,659	4,431
Total deferred income tax	(2,282)	77,789	(56,982)
	$279,628	$258,400	$323,859

Income taxes are allocated between continuing and discontinued operations as follows:

	Year ended December 31,
	2019	2018	2017
Continuing operations	$279,628	$258,400	$323,859
Discontinued operations	40,689	99,768	(364,856)
	$320,317	$358,168	$(40,997)

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

The reconciliation between the Company’s effective tax rate from continuing operations and the U.S. federal income tax rate is as follows:

	Year ended December 31,
	2019	2018	2017
Federal income tax rate	21.0%	21.0%	35.0%
State income taxes, net of federal benefit	2.3	4.1	3.7
Change in International valuation allowance	1.3	0.9	0.4
Gain on APAC JV ownership changes	—	—	(0.2)
Political advocacy costs	0.2	2.3	—
APAC investment impairment	—	—	6.4
Impact of 2017 Tax Act	—	(0.1)	(20.5)
Unrecognized tax benefits	2.4	0.2	0.1
Other	1.1	0.8	1.5
Impact of noncontrolling interests primarily attributable to non-tax paying entities	(4.9)	(4.6)	(3.3)
Effective tax rate	23.4%	24.6%	23.1%

On December 22, 2017, the President signed into law tax legislation known as the Tax Cuts and Jobs Act (2017 Tax Act). Consistent with Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 118, the Company completed its analysis of certain aspects of the 2017 Tax Act in 2017 and recorded provisional amounts for those items for which the accounting was not complete as of December 31, 2017. The Company completed its analysis of these provisional items in 2018 and recorded immaterial adjustments to the original estimates.
Deferred tax assets and liabilities arising from temporary differences for continuing operations were as follows:

	December 31,
	2019	2018
Receivables	$19,095	$19,327
Accrued liabilities	64,458	106,506
Operating lease liabilities	580,110	—
Net operating loss carryforwards	139,690	117,511
Other	55,108	36,712
Deferred tax assets	858,461	280,056
Valuation allowance	(91,925)	(70,474)
Net deferred tax assets	766,536	209,582
Intangible assets	(563,914)	(555,822)
Property and equipment	(162,628)	(118,008)
Operating lease assets	(527,056)	—
Investments in partnerships	(64,960)	(67,354)
Other	(25,521)	(30,934)
Deferred tax liabilities	(1,344,079)	(772,118)
Net deferred tax liabilities	$(577,543)	$(562,536)

 At December 31, 2019, the Company had federal net operating loss carryforwards of approximately $111,322 that expire through 2036, although a substantial amount expire by 2028. The Company also had state net operating loss carryforwards of $434,030, some of which have an indefinite life, although a substantial amount expire by 2039 and international net operating loss carryforwards of $224,197, some of which will begin to expire in 2021 though the majority have an indefinite life. We have a state capital loss carryover of $188,823 that expires in 2024. The utilization of a portion of these losses may be limited in future years based on the profitability of certain entities. A valuation allowance is recorded to account for the unrealizable balances in the table above. The net increase of $21,451 in the valuation allowance is primarily due to newly created net operating loss carryforwards in state and foreign jurisdictions that the Company does not anticipate being able to utilize.

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

The Company's foreign earnings continue to be indefinitely reinvested as of December 31, 2019. As a result of the passage of the 2017 Tax Act, the Company does not expect such earnings to be taxable if remitted.
Unrecognized tax benefits
A reconciliation of the beginning and ending liability for unrecognized tax benefits that do not meet the more-likely-than-not threshold is as follows:

	Year ended December 31,
	2019	2018
Beginning balance	$40,382	$32,776
Additions for tax positions related to current year	3,378	6,111
Additions for tax positions related to prior years	24,722	4,134
Reductions related to lapse of applicable statute	(268)	(338)
Reductions related to settlements with taxing authorities	—	(2,301)
Ending balance	$68,214	$40,382

As of December 31, 2019, the Company’s total liability for unrecognized tax benefits relating to tax positions that do not meet the more-likely-than-not threshold is $68,214, of which $63,968 would impact the Company’s effective tax rate if recognized. This balance represents an increase of $27,832 from the December 31, 2018 balance of $40,382, primarily due to additions for tax positions related to prior years.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. At December 31, 2019 and 2018, the Company had approximately $14,428 and $9,019, respectively, accrued for interest and penalties related to unrecognized tax benefits, net of federal tax benefit.
The Company and its subsidiaries file U.S. federal and state income tax returns and various foreign income tax returns. The Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2014 and 2009, respectively. In addition to being under audit in various state and local tax jurisdictions, the Company’s federal tax returns are under audit by the Internal Revenue Service for the years 2014-2017.

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

13.    Long-term debt
Long-term debt was comprised of the following:

	December 31,			As of December 31, 2019
	2019	2018	Maturity date	Interest rate	Estimated fair value(5)
Senior Secured Credit Facilities(1):
New Term Loan A	$1,739,063	$—	8/12/2024	LIBOR + 1.50%	$1,739,063
New Term Loan B(2)	2,743,125	—	8/12/2026	LIBOR + 2.25%	$2,770,556
Prior Term Loan A(3)	—	675,000	12/24/2019	(4)	$—
Prior Term Loan A-2(3)	—	995,000	12/24/2019	(4)	$—
Prior Term Loan B	—	3,342,500	6/24/2021	(4)	$—
Prior revolving line of credit(3)	—	175,000	12/24/2019	(4)	$—
Senior Notes:
5 1/8% Senior Notes	1,750,000	1,750,000	7/15/2024	5.125%	$1,789,375
5% Senior Notes	1,500,000	1,500,000	5/1/2025	5.00%	$1,538,700
5 3/4% Senior Notes	—	1,250,000	8/15/2022
Acquisition obligations and other notes payable(6)	180,352	183,979	2019-2027	5.35%	$180,352
Financing lease obligations(7)	268,534	282,737	2019-2036	5.39%	$268,534
Total debt principal outstanding	8,181,074	10,154,216
Discount and deferred financing costs(8)	(72,840)	(52,000)
	8,108,234	10,102,216
Less current portion	(130,708)	(1,929,369)
	$7,977,526	$8,172,847

(1)
As of December 31, 2019, the Company has an undrawn new revolving line of credit under its new senior secured credit facilities of $1,000,000. The new revolving line of credit interest rate in effect at December 31, 2019 was 1.50% plus London Interbank Offered Rate (LIBOR) and it matures on August 12, 2024.

(2)
On February 13, 2020, the Company entered into an amendment to its credit agreement governing its senior secured credit facilities to refinance the new Term Loan B with a $2,743,125 secured Term Loan B-1 that bears interest at a rate equal to LIBOR plus an applicable margin of 1.75% and matures on August 12, 2026.

(3)
On May 6, 2019, the Company entered into an agreement to extend the maturity dates of its then existing Term Loan A, Term Loan A-2 and revolving line of credit under its prior senior secured credit facilities by six months, to December 24, 2019.

(4)
At June 30, 2019, the interest rate on the Company's then existing term loan debt was LIBOR plus interest rate margins in effect of 2.00% for the prior Term Loan A and prior revolving line of credit, 1.00% for the prior Term Loan A-2 and 2.75% for the prior Term Loan B.

(5)
Fair value estimates are based upon quoted bid and ask prices for these instruments, typically a level 2 input. The balances of acquisition obligations and other notes payable and financing lease obligations are presented in the consolidated financial statements as of December 31, 2019 at their approximate fair values due to the short-term nature of their settlements.

(6)
The interest rate presented for acquisition obligations and other notes payable is their weighted average interest rate based on the current interest rate in effect and assuming no changes to the LIBOR based interest rates.

(7)	The interest rate presented for financing lease obligations is their weighted average discount rate.

(8)
As of December 31, 2019, the carrying amount of the Company’s current senior secured credit facilities includes a discount of $6,457 and deferred financing costs of $45,444, and the carrying amount of the Company’s senior notes includes deferred financing costs of $20,939. As of December 31, 2018, the carrying amount of the Company’s then existing senior secured credit facilities included a discount of $6,104 and deferred financing costs of $12,580, and the carrying amount of the Company’s senior notes included deferred financing costs of $33,316.

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

Scheduled maturities of long-term debt at December 31, 2019 were as follows:

2020	$130,708
2021	$153,110
2022	$168,951
2023	$224,437
2024	$3,172,298
Thereafter	$4,331,570

The Company completed the sale of its DMG business to Optum on June 19, 2019, and, in accordance with the terms of its prior senior secured credit agreement, used all of the net proceeds from the sale of DMG to prepay term debt outstanding under that credit agreement. During the year ended December 31, 2019, the Company made mandatory principal prepayments of $647,424 on the prior Term Loan A, $995,000 on the prior Term Loan A-2 and $2,823,447 on the prior Term Loan B.
On August 12, 2019, the Company entered into a new $5,500,000 senior secured credit agreement (the New Credit Agreement) consisting of a secured term loan A facility in the aggregate principal amount of $1,750,000 with a delayed draw feature, a secured term loan B facility in the aggregate principal amount of $2,750,000 and a secured revolving line of credit in the aggregate principal amount of $1,000,000 (the foregoing referred to as the new Term Loan A, new Term Loan B and new revolving line of credit, respectively). In addition, the Company can increase the existing revolving commitments and enter into one or more incremental term loan facilities in an amount not to exceed the sum of $1,500,000 (less the amount of other permitted indebtedness incurred or issued in reliance on such amount), plus an amount of indebtedness such that the senior secured leverage ratio is not in excess of 3.50:1.00 after giving effect to such borrowings.
The new Term Loan A and new revolving line of credit initially bear interest at LIBOR plus an interest rate margin of 1.50%, which is subject to adjustment depending upon the Company's leverage ratio under the New Credit Agreement and can range from 1.00% to 2.00%. The new Term Loan A requires amortizing quarterly principal payments beginning on December 31, 2019, in annual amounts of $10,937 in 2019, $54,689 in 2020, $87,500 in 2021, $98,437 in 2022 and $142,187 in 2023, with the balance of $1,356,250 due in 2024. The new Term Loan B bears interest at LIBOR plus an interest rate margin of 2.25%. The new Term Loan B requires amortizing quarterly principal payments beginning on December 31, 2019, in annual amounts of $6,875 in 2019 and $27,500 for each year from 2020 through 2025, with the balance of $2,578,125 due in 2026.
The Company's term loans and revolving line of credit under its New Credit Agreement are guaranteed by certain of the Company’s direct and indirect wholly-owned domestic subsidiaries, which hold most of the Company’s domestic assets, and are secured by substantially all of the assets of DaVita Inc. and these guarantors. Contemporaneous with the Company entering into the New Credit Agreement and pursuant to the indentures governing the Company’s senior notes, certain subsidiaries of the Company were released from their guarantees of the Company's senior notes such that, after that release, the remaining subsidiary guarantors of the senior notes were the same subsidiaries guaranteeing the New Credit Agreement. The New Credit Agreement contains certain customary affirmative and negative covenants such as various restrictions or limitations on permitted amounts of investments, acquisitions, share repurchases, payment of dividends, and redemptions and incurrence of other indebtedness. Many of these restrictions and limitations will not apply as long as the Company’s leverage ratio calculated in accordance with the New Credit Agreement is below 4.00:1.00. In addition, the New Credit Agreement places limitations on the amount of gross revenue from individual immaterial subsidiaries and also requires compliance with a maximum leverage ratio covenant of 5.00:1.00 through 2022 and 4.50:1.00 thereafter.
The senior notes are unsecured obligations, rank equally in right of payment with the Company’s existing and future unsecured senior indebtedness, are guaranteed by certain of the Company’s direct and indirect wholly-owned domestic subsidiaries, and require semi-annual interest payments. The Company may redeem some or all of the senior notes at any time on or after certain specific dates and at certain specific redemption prices as outlined in each senior note agreement. Interest rates on the senior notes are fixed by their terms, and the Company is restricted from paying dividends under the indentures governing its senior notes.
In 2019, the Company used a portion of the proceeds from the new Term Loan A and new Term Loan B to pay off the remaining principal balances outstanding and accrued interest and fees on its prior Term Loan B and prior revolving line of credit in the amount of $1,153,274; to redeem all of its outstanding 5.75% senior notes due in 2022 for an aggregate cash payment consisting of principal, redemption premium and accrued but unpaid interest to the redemption date of $1,267,565; and to repurchase 21,802 shares of common stock under its modified Dutch auction tender offer (Tender Offer) for a total cost of $1,234,154, including fees and expenses, as described in Note 19 of these consolidated financial statements. The remaining

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

debt borrowings added cash to the balance sheet for potential acquisitions, share repurchases and other general corporate purposes.
In addition to the prepayments described above, during the year ended December 31, 2019, the Company made regularly scheduled principal payments under its then existing senior secured credit facilities of $27,576 on its prior Term Loan A and $17,500 on its prior Term Loan B, as well as $10,937 on its new Term Loan A and $6,875 on its new Term Loan B.
As a result of the transactions described above, the Company recognized debt prepayment, refinancing and redemption charges of $33,402 in the year ended December 31, 2019, as a result of the repayment of all principal balances outstanding on the Company's prior senior secured credit facilities and the redemption of its 5.75% senior notes, of which $21,242 represented debt discount and deferred financing cost write-offs associated with the portion of the Company's prior senior secured debt that was paid in full in the third quarter of 2019 as well as redemption charges on its 5.75% senior notes redeemed in the third quarter of 2019, and $12,160 represented accelerated amortization of debt discount and deferred financing costs associated with the portion of the Company's prior senior secured debt that was mandatorily prepaid in or shortly after the second quarter of 2019 and prior extensions of that debt.
On February 13, 2020, (the “Amendment Date”), the Company entered into an amendment to its credit agreement (the “Repricing Amendment”) governing the senior secured credit facilities to refinance the new Term Loan B with a $2,743,125 secured Term Loan B-1 that bears interest at a rate equal to LIBOR plus an applicable margin of 1.75% and matures on August 12, 2026. The Repricing Amendment did not change the interest rate on the new Term Loan A or the new revolving line of credit. No additional debt was incurred, nor any proceeds received, by the Company in connection with the Repricing Amendment.
As of December 31, 2019, the Company maintains several interest rate cap agreements that have the economic effect of capping the Company's maximum exposure to LIBOR variable interest rate changes on specific portions of the Company's floating rate debt, including all of the new Term Loan B and a portion of the new Term Loan A. The remaining $982,188 outstanding principal balance of the new Term Loan A is subject to LIBOR-based interest rate volatility. The cap agreements are designated as cash flow hedges and, as a result, changes in their fair values are reported in other comprehensive income. The amortization of the original cap premium is recognized as a component of debt expense on the interest method over the terms of the cap agreements. These cap agreements do not contain credit-risk contingent features.
In August 2019, the Company entered into several forward interest rate cap agreements with a notional amount of $3,500,000 that have the economic effect of capping the Company's maximum exposure to LIBOR variable interest rate changes on specific portions of the Company's floating rate debt (2019 cap agreements). These 2019 cap agreements are designated as cash flow hedges and, as a result, changes in their fair values are reported in other comprehensive income. These 2019 cap agreements do not contain credit-risk contingent features and become effective on June 30, 2020.
The following table summarizes the Company’s interest rate cap agreements outstanding as of December 31, 2019 and December 31, 2018, which are classified in "Other long-term assets" on its consolidated balance sheet:

					Year ended		December 31,
					December 31, 2019		2019	2018
	Notional amount	LIBOR maximum rate	Effective date	Expiration date	Debt expense	Recorded OCI (loss) gain	Fair value
2015 cap agreements	$3,500,000	3.50%	6/29/2018	6/30/2020	$8,654	$(851)	$—	$851
2019 cap agreements	$3,500,000	2.00%	6/30/2020	6/30/2024		$2,417	$24,452

The following table summarizes the effects of the Company’s interest rate cap and swap agreements for the years ended December 31, 2019, 2018 and 2017:

	Amount of unrealized gains (losses) in OCI on interest rate cap and swap agreements			Location of losses	Reclassification from accumulated other comprehensive income into net income
	Year ended December 31,				Year ended December 31,
Derivatives designated as cash flow hedges	2019	2018	2017		2019	2018	2017
Interest rate cap agreements	$1,566	$(181)	$(8,897)	Debt expense	$8,591	$8,466	$8,278
Tax (expense) benefit	(415)	48	3,460	Tax expense	(2,214)	(2,180)	(3,220)
Total	$1,151	$(133)	$(5,437)		$6,377	$6,286	$5,058

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

See Note 20 for further details on amounts recorded and reclassified from accumulated other comprehensive (loss) income.
The Company’s weighted average effective interest rate on the senior secured credit facilities at the end of 2019 was 3.93%, based upon the current margins in effect for the new Term Loan A and the new Term Loan B as of December 31, 2019.
The Company’s overall weighted average effective interest rate during the year ended December 31, 2019 was 5.01% and as of December 31, 2019 was 4.46%.
As of December 31, 2019, the Company’s interest rates were fixed on approximately 44.29% of its total debt.
As of December 31, 2019, the Company had an undrawn revolving line of credit under its new senior secured credit facilities of $1,000,000, of which approximately $13,055 was committed for outstanding letters of credit. The Company also had approximately $59,705 of outstanding letters of credit under a separate bilateral secured letter of credit facility.
Debt expense
Debt expense consisted of interest expense of $419,639, $461,897 and $406,341 and the amortization and accretion of debt discounts and premiums, amortization of deferred financing costs and the amortization of interest rate cap agreements of $24,185, $25,538 and $24,293 for 2019, 2018 and 2017, respectively. These interest expense amounts are net of capitalized interest.
14.    Leases
The Company leases substantially all of its U.S. dialysis facilities. The majority of the Company’s facilities are leased under non-cancellable operating leases ranging in terms from five years to 15 years and which contain renewal options of five years to ten years at the fair rental value at the time of renewal. These renewal options are included in the Company’s determination of the right-of-use assets and related lease liabilities when renewal is considered reasonably certain at the commencement date. Certain of the Company’s leases are subject to periodic consumer price index increases or contain fixed escalation clauses. The Company also leases certain facilities and equipment under finance leases. The Company has elected the practical expedient to not separate lease components from non-lease components for its financing and operating leases.
Financing and operating right-of-use assets are recognized based on the net present value of lease payments over the lease term at the commencement date. Since most of the Company's leases do not provide an implicit rate of return, the Company uses its incremental borrowing rate based on information available at the commencement date or remeasurement date in determining the present value of lease payments.
As of December 31, 2019 and December 31, 2018, assets recorded under finance leases were $247,246 and $367,164, respectively, and accumulated amortization associated with finance leases was $27,193 and $131,971, respectively, included in property and equipment, net, on the Company's consolidated balance sheet.
In certain markets, the Company acquires and develops dialysis centers. Upon completion, the Company sells the center to a third party and leases the space back with the intent of operating the center on a long term basis. Both the sale and leaseback terms are generally market terms. The lease terms are consistent with the Company's other operating leases with the majority of the leases under non-cancellable operating leases ranging in terms from five years to 15 years and which contain renewal options of five years to ten years at the fair rental value at the time of renewal.
The Company adopted Topic 842, Leases beginning on January 1, 2019 through a modified retrospective approach for leases existing at the adoption date with a cumulative effect adjustment. Consequently, financial information was not updated for dates and periods before January 1, 2019.

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

The components of lease expense were as follows:

Lease cost	Year ended December 31, 2019
Operating lease cost(1):
Fixed lease expense	$526,352
Variable lease expense	119,740
Financing lease cost:
Amortization of leased assets	23,724
Interest on lease liabilities	14,932
Net lease cost	$684,748

(1) Includes short-term lease expense and sublease income, which are immaterial.
Other information related to leases was as follows:

Lease term and discount rate	December 31, 2019
Weighted average remaining lease term (years):
Operating leases	9.0
Finance leases	10.2
Weighted average discount rate:
Operating leases	4.1%
Finance leases	5.4%

Other information	Year ended December 31, 2019
Gains on sale leasebacks, net	$20,833
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$637,655
Operating cash flows for finance leases	$22,257
Financing cash flows for finance leases	$25,692
Net operating lease assets obtained in exchange for new or modified operating lease liabilities	$432,074

Future minimum lease payments under non-cancellable leases as of December 31, 2019 are as follows:

	Operating leases	Finance leases
2020	$462,131	$37,624
2021	489,799	33,267
2022	454,753	33,677
2023	409,655	33,825
2024	358,009	33,841
Thereafter	1,510,665	178,434
Total future minimum lease payments	3,685,012	350,668
Less portion representing interest	(617,300)	(82,134)
Present value of lease liabilities	$3,067,712	$268,534

Rent expense under all operating leases for 2019, 2018, and 2017 was $646,092, $596,117 and $530,748, respectively. Rent expense is recorded on a straight-line basis over the term of the lease, including leases that contain fixed escalation clauses or include abatement provisions. Leasehold improvement incentives are deferred and amortized to rent expense over the term of the lease. Finance lease obligations are included in long-term debt. See Note 13 for further details on long-term debt.

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

15.    Employee benefit plans
The Company has a 401(k) retirement savings plan for substantially all of its U.S. employees which has been established pursuant to the applicable provisions of the Internal Revenue Code (IRC). The plan allows for employees to contribute a percentage of their base annual salaries on a tax-deferred basis not to exceed IRC limitations. Beginning in 2018, the Company implemented a 401(k) matching program under which the Company matches 50% of the employee's contribution up to 6% of the employee's salary, subject to certain limitations. The matching contributions are subject to certain eligibility and vesting conditions. For the years ended December 31, 2019 and 2018, the Company accrued matching contributions totaling approximately $64,988 and $67,807, respectively. Prior to 2018, the Company did not provide matching contributions in connection with the 401(k) savings plan.
The Company also maintains a voluntary compensation deferral plan, the Deferred Compensation Plan, as well as other legacy deferral plans. The Deferred Compensation Plan is non-qualified and permits certain employees whose annualized base salary equals or exceeds a minimum annual threshold amount as set by the Company to elect to defer all or a portion of their annual bonus payment and up to 50% of their base salary into a deferral account maintained by the Company. Total contributions to this plan in 2019, 2018 and 2017 were $1,751, $3,090 and $4,497, respectively. Deferred amounts are generally paid out in cash at the participant’s election either in the first or second year following retirement or in a specified future period at least three to four years after the deferral election was effective. During 2019, 2018 and 2017 the Company distributed $2,730, $4,652 and $2,789, respectively, to participants from its deferred compensation plans. Participants are credited with their proportional amount of annual earnings from the plans. The assets of these plans are held in rabbi trusts subject to the claims of the Company’s general creditors in the event of its bankruptcy. As of December 31, 2019 and 2018, the total fair value of assets held in these plans' trusts was $39,527 and $36,124, respectively. The assets of these plans are recorded at fair value with changes in fair value recorded in other comprehensive income prior to 2018 and recognized in "Other income, net" since January 1, 2018. Any fair value changes to the corresponding liability balance are recorded as compensation expense. See Note 5 for further details.
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
The Company operates in a highly regulated industry and is a party to various lawsuits, demands, claims, qui tam suits, governmental investigations and audits (including, without limitation, investigations or other actions resulting from its obligation to self-report suspected violations of law) and other legal proceedings. The Company records accruals for certain legal proceedings and regulatory matters to the extent that the Company determines an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. As of December 31, 2019 and December 31, 2018, the Company’s total recorded accruals with respect to legal proceedings and regulatory matters, net of anticipated third party recoveries, were immaterial. While these accruals reflect the Company’s best estimate of the probable loss for those matters as of the dates of those accruals, the recorded amounts may differ materially from the actual amount of the losses for those matters, and any anticipated third party recoveries for any such losses may not ultimately be recoverable. Additionally, in some cases, no estimate of the possible loss or range of loss in excess of amounts accrued, if any, can be made because of the inherently unpredictable nature of legal proceedings and regulatory matters, which also may be impacted by various factors, including, without limitation, that they may involve indeterminate claims for monetary damages or may involve fines, penalties or non-monetary remedies; present novel legal theories or legal uncertainties; involve disputed facts; represent a shift in regulatory policy; are in the early stages of the proceedings; or may result in a change of business practices. Further, there may be various levels of judicial review available to the Company in connection with any such proceeding.
The following is a description of certain lawsuits, claims, governmental investigations and audits and other legal proceedings to which the Company is subject.
Governmental Inquiries and Certain Related Proceedings
2016 U.S. Attorney Texas Investigation: In February 2016, DaVita Rx, LLC (DaVita Rx), a wholly-owned subsidiary of the Company, received a Civil Investigative Demand (CID) from the U.S. Attorney’s Office, Northern District of Texas. The

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

government is conducting a federal False Claims Act (FCA) investigation concerning allegations that DaVita Rx presented or caused to be presented false claims for payment to the government for prescription medications, as well as an investigation into the Company’s relationships with pharmaceutical manufacturers. The CID covers the period from January 1, 2006 through the present. In connection with the Company’s ongoing efforts working with the government, the Company learned that a qui tam complaint had been filed covering some of the issues in the CID and practices that had been identified by the Company in a self-disclosure filed with the Office of Inspector General (OIG) for the U.S. Department of Health and Human Services (HHS) in February 2016. In December 2017, the Company finalized and executed a settlement agreement with the government and relators in the qui tam matter that included total monetary consideration of $63,700, as previously disclosed, of which $41,500 was an incremental cash payment and $22,200 was for amounts previously refunded, and all of which was previously accrued. The government’s investigation into certain of the Company's relationships with pharmaceutical manufacturers is ongoing, and in July 2018 the OIG served the Company with a subpoena seeking additional documents and information relating to those relationships. The Company is continuing to cooperate with the government in this investigation.
2017 U.S. Attorney Massachusetts Investigation: In January 2017, the Company was served with an administrative subpoena for records by the U.S. Attorney’s Office, District of Massachusetts, relating to an investigation into possible federal health care offenses. The subpoena covered the period from January 1, 2007 to the present, and sought documents relevant to charitable patient assistance organizations, particularly the American Kidney Fund, including documents related to efforts to provide patients with information concerning the availability of charitable assistance. The Department of Justice notified the court on July 23, 2019 of its decision to elect not to intervene in the matter of U.S. ex rel. David Gonzalez v. DaVita Healthcare Partners, et al. The complaint then was unsealed in the U.S. District Court, District of Massachusetts by order entered on August 1, 2019. The Department of Justice has confirmed that the complaint, which alleges violations of the FCA and various state false claims acts, was the basis of its investigation initiated in January 2017. The Company has not been served with the complaint.
2017 U.S. Attorney Colorado Investigation: In November 2017, the U.S. Attorney’s Office, District of Colorado informed the Company of an investigation it was conducting into possible federal healthcare offenses involving DaVita Kidney Care, as well as several of the Company’s wholly-owned subsidiaries. In addition to DaVita Kidney Care, the matter currently includes an investigation into DaVita Rx, DaVita Laboratory Services, Inc. (DaVita Labs), and RMS Lifeline Inc. (Lifeline). In each of August 2018 and May 2019, the Company received a CID pursuant to the FCA from the U.S. Attorney's Office relating to this investigation. The Company is continuing to cooperate with the government in this investigation.
2018 U.S. Attorney Florida Investigation: In March 2018, DaVita Labs received two CIDs from the U.S. Attorney’s Office, Middle District of Florida that were identical in nature but directed to the two different labs. According to the face of the CIDs, the U.S. Attorney’s Office is conducting an investigation as to whether the Company’s subsidiary submitted claims for blood, urine, and fecal testing, where there were insufficient test validation or stability studies to ensure accurate results, in violation of the FCA. In October 2018, DaVita Labs received a subpoena from the OIG in connection with this matter requesting certain patient records linked to clinical laboratory tests. On September 30, 2019, the U.S. Attorney's Office notified the U.S. District Court, Middle District of Florida, of its decision not to elect to intervene at this time in the matter of U.S. ex rel. Lorne Holland, et al. v. DaVita Healthcare Partners, Inc. et al. The court then unsealed the complaint, which alleges violations of the FCA, by order dated the same day. In January 2020, the private party relators served the Company and DaVita Labs with an amended complaint. The Company and DaVita Labs dispute these allegations and intend to defend this action accordingly.
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

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

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
In re DaVita Inc. Stockholder Derivative Litigation: On August 15, 2017, the U.S. District Court for the District of Delaware consolidated three previously disclosed shareholder derivative lawsuits: the Blackburn Shareholder action filed on February 10, 2017, the Gabilondo Shareholder action filed on May 30, 2017, and the City of Warren Police and Fire Retirement System Shareholder action filed on June 9, 2017. The complaint covers the time period from 2015 to present and alleges, generally, breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, corporate waste, and misrepresentations and/or failures to disclose certain information in violation of the federal securities laws in connection with an alleged practice to direct patients with government-subsidized health insurance into private health insurance plans to maximize the Company’s profits. An amended complaint was filed in September 2017, and on December 18, 2017, the Company filed a motion to dismiss and a motion to stay proceedings in the alternative. On April 25, 2019, the court denied the Company's motion to dismiss. The Company answered the complaint on May 28, 2019. On January 31, 2020, the plaintiffs filed a motion for class certification that the Company intends to oppose. The Company disputes these allegations and intends to defend this action accordingly.
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
* * *
Other than as may be described above, the Company cannot predict the ultimate outcomes of the various legal proceedings and regulatory matters to which the Company is or may be subject from time to time, including those described in this Note 16 to these consolidated financial statements, or the timing of their resolution or the ultimate losses or impact of developments in those matters, which could have a material adverse effect on the Company’s revenues, earnings and cash flows. Further, any legal proceedings or regulatory matters involving the Company, whether meritorious or not, are time consuming, and often require management’s attention and result in significant legal expense, and may result in the diversion of significant operational resources, or otherwise harm the Company’s business, results of operations, financial condition, cash flows or reputation.
17.    Noncontrolling interests subject to put provisions and other commitments
Noncontrolling interests subject to put provisions
The Company has potential obligations to purchase the equity interests held by third parties in many of its majority-owned dialysis partnerships and other nonconsolidated entities. These noncontrolling interests subject to put provisions constitute redeemable equity interests and are therefore classified as temporary equity and carried at estimated fair value on the Company's balance sheet.
Specifically, these obligations are in the form of put provisions that are exercisable at the third-party owners’ discretion within specified periods outlined in each specific put provision. If these put provisions were exercised, the Company would be required to purchase the third-party owners’ equity interests, generally at the appraised fair market value of the equity interests or in certain cases at a predetermined multiple of earnings or cash flows attributable to the equity interests put to the Company,

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

intended to approximate fair value. The methodology the Company uses to estimate the fair values of noncontrolling interests subject to put provisions assumes the higher of either a liquidation value of net assets or an average multiple of earnings, based on historical earnings, patient mix and other performance indicators that can affect future results, as well as other factors. The estimated fair values of noncontrolling interests subject to put provisions are a critical accounting estimate that involves significant judgments and assumptions and may not be indicative of the actual values at which the noncontrolling interests may ultimately be settled, which could vary significantly from the Company’s current estimates. The estimated fair values of noncontrolling interests subject to put provisions can fluctuate and the implicit multiple of earnings at which these noncontrolling interests obligations may be settled will vary significantly depending upon market conditions including potential purchasers’ access to the capital markets, which can impact the level of competition for dialysis and non-dialysis related businesses, the economic performance of these businesses and the restricted marketability of the third-party owners’ equity interests. The amount of noncontrolling interests subject to put provisions that employ a contractually predetermined multiple of earnings rather than fair value is immaterial.
The Company has certain other potential commitments to provide operating capital to a number of dialysis businesses that are wholly-owned by third parties or in which the Company owns a noncontrolling equity interest as well as to physician-owned vascular access clinics or medical practices that the Company operates under management and administrative service agreements of approximately $9,669.
Certain consolidated dialysis partnerships are originally contractually scheduled to dissolve after terms ranging from ten years to 50 years. While noncontrolling interests in these limited life entities qualify as mandatorily redeemable financial instruments, they are subject to a classification and measurement scope exception from the accounting guidance generally applicable to other mandatorily redeemable financial instruments. Future distributions upon dissolution of these entities would be valued below the related noncontrolling interest carrying balances in the consolidated balance sheet.
Other commitments
In 2017, the Company entered into a Sourcing and Supply Agreement with Amgen USA Inc. (Amgen) that expires on December 31, 2022. Under the terms of the agreement, the Company will purchase EPO from Amgen in amounts necessary to meet no less than 90% of its requirements for erythropoiesis-stimulating agents (ESAs) through the expiration of the contract. The actual amount of EPO that the Company will purchase will depend upon the amount of EPO administered during dialysis as prescribed by physicians and the overall number of patients that the Company serves.
The Company has an agreement with Fresenius Medical Care (FMC) to purchase a certain amount of dialysis equipment, parts and supplies from FMC, which extends through December 31, 2020. The Company also has agreements with Baxter Healthcare Corporation (Baxter) that commit the Company to purchase certain amounts of dialysis supplies at fixed prices through 2022.
As of December 31, 2019, the remaining minimum purchase commitments under these arrangements was approximately $399,042, $312,119 and $312,101, for the years 2020, 2021 and 2022, respectively. If the Company fails to meet the minimum purchase commitments under these contracts during any year, it is required to pay the difference to the supplier.
Other than the letters of credit disclosed in Note 13 to these consolidated financial statements, and the arrangements as described above, the Company has no off balance sheet financing arrangements as of December 31, 2019.
18.    Long-term incentive compensation
Long-term incentive compensation
Long-term incentive program (LTIP) compensation includes both stock-based awards (principally stock-settled stock appreciation rights, restricted stock units and performance stock units) and long-term performance-based cash awards. Long-term incentive compensation expense, which is primarily general and administrative in nature, is attributed to the Company’s U.S. dialysis business, its corporate administrative support, and its ancillary services.
The Company’s stock-based compensation expense for stock-settled awards is measured at the estimated fair value of awards on the date of grant and recognized on a cumulative straight-line basis over the vesting terms of the awards, unless the stock awards are based on non-market-based performance metrics, in which case expense is adjusted for the ultimate number of shares expected to be issued as of the end of each reporting period. Stock-based compensation expense for cash-settled awards is based on their estimated fair values as of the end of each reporting period. The expense for all stock-based awards is recognized net of expected forfeitures.

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

Stock-based compensation to be settled in shares is recorded to the Company’s shareholders’ contributed capital, while stock-based compensation to be settled in cash is recorded to a liability. Shares issued upon exercise of stock awards are issued from authorized but unissued shares.
Long-term incentive compensation plans
The Company’s 2011 Incentive Award Plan (the 2011 Plan) is the Company’s omnibus equity compensation plan and provides for grants of stock-based awards to employees, directors and other individuals providing services to the Company, except that incentive stock options may only be awarded to employees. The 2011 Plan authorizes the Company to award stock options, stock appreciation rights, restricted stock units, restricted stock, and other stock-based or performance-based awards. The 2011 Plan mandates a maximum award term of five years and stipulates that stock appreciation rights and stock options be granted with prices not less than fair market value on the date of grant. The 2011 Plan also requires that full value share awards such as restricted stock units reduce shares available under the 2011 Plan at a ratio of 3.5:1. The Company’s nonqualified stock appreciation rights and stock units awarded under the 2011 Plan generally vest over 36 months to 48 months from the date of grant. At December 31, 2019, there were 15,547 shares available for future grants under the 2011 Plan. This number of shares available does not reflect reduction for the Premium Priced Award described below, as that Board-approved award remained contingent on stockholder approval of an amendment to the 2011 Plan which did not occur until January 2020.
A combined summary of the status of the Company’s stock-settled awards under the 2011 Plan, including base shares for stock-settled stock appreciation rights (SSARs) and stock-settled stock unit awards is as follows:

	Year ended December 31, 2019
	Stock appreciation rights			Stock units
	Awards	Weighted average exercise price	Weighted average remaining contractual life	Awards	Weighted average remaining contractual life
Outstanding at beginning of year	6,163	$69.90		1,860
Granted (1) (2)	2,389	$52.45		1,961
Exercised	(20)	$64.17		(225)
Expired	(1,058)	$70.97		—
Canceled	(521)	$65.23		(436)
Outstanding at end of period (1)	6,953	$64.10	3.0	3,160	2.3
Exercisable at end of period	1,254	$77.68	1.1	—	—
Weighted-average fair value of grants
2019	$14.04			$50.58
2018	$16.24			$66.23
2017	$14.51			$65.73

(1)
Awards granted and outstanding do not reflect the Premium Priced Award described below, as that Board-approved award remained contingent on stockholder approval of an amendment to the 2011 Plan which did not occur until January 2020.

(2)	Includes approximately 8 shares resulting from the payout of the first tranche of fiscal year 2016 PSU grants due to exceeding target payout.

	Awards Outstanding	Weighted average exercise price	Awards exercisable	Weighted average exercise price
Range of SSARs base prices
$50.01–$60.00	2,400	$52.63	—	$—
$60.01–$70.00	3,069	$66.16	186	$65.92
$70.01–$80.00	925	$75.28	509	$75.50
$80.01–$90.00	559	$83.59	559	$83.59
Total	6,953	$64.10	1,254	$77.68

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

For the years ended December 31, 2019, 2018, and 2017, the aggregate intrinsic value of stock-based awards exercised was $11,475, $31,045 and $34,895, respectively. At December 31, 2019, the aggregate intrinsic value of stock-based awards outstanding was $319,486 and the aggregate intrinsic value of stock awards exercisable was $1,783.
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
A summary of the weighted average valuation inputs described above used for estimating the grant-date fair value of SSAR awards granted in the periods indicated is as follows:

	Year ended December 31,
	2019	2018	2017
Expected term	4.0	4.2	4.2
Expected volatility	29.5%	23.8%	23.9%
Expected dividend yield	—%	—%	—%
Risk-free interest rate	2.2%	2.9%	1.7%

 The Company estimates expected forfeitures based upon historical experience with separate groups of employees that have exhibited similar forfeiture behavior in the past. Stock-based compensation expense is recorded only for awards that are expected to vest.
On November 4, 2019, the independent members of the Company’s Board of Directors (Board) approved an award of 2,500 premium-priced stock-settled stock appreciation rights (Premium-Priced Award) to the Company’s Chief Executive Officer (CEO), which award was subject to stockholder approval of a related amendment to the 2011 Plan. Stockholders approved such amendment to the 2011 Plan on January 23, 2020, authorizing the grant to our CEO. Since stockholder approval occurred in 2020, this award was treated as granted in 2020 for accounting purposes.
The base price of the Premium-Priced Award was $67.80 per share, which was a 20% premium to the clearing price of the Company's recent modified Dutch auction tender offer (Tender Offer). The award vests 50% on each of November 4, 2022 and November 4, 2023 and expires on November 4, 2024. The award includes a requirement that the CEO hold any shares acquired upon exercise of this award, net of shares used to cover related taxes, until November 4, 2024 (that is, for the full term of the award), subject to lapse of the holding period upon a change in control of the Company or due to the CEO's death or termination due to disability.
Employee stock purchase plan
The Employee Stock Purchase Plan entitles qualifying employees to purchase up to $25 of the Company’s common stock during each calendar year. The amounts used to purchase stock are accumulated through payroll withholdings or through

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

optional lump sum payments made in advance of the first day of the purchase right period. This compensatory plan allows employees to purchase stock for the lesser of 100% of its fair market value on the first day of the purchase right period or 85% of its fair market value on the last day of the purchase right period. Purchase right periods begin on January 1 and July 1, and end on December 31. Contributions used to purchase the Company’s common stock under this plan for the 2019, 2018 and 2017 participation periods were $16,569, $17,398 and $22,131, respectively. Shares purchased pursuant to the plan’s 2019, 2018 and 2017 participation periods were 315, 398 and 360, respectively. At December 31, 2019, there were 6,411 shares remaining available for future grants under this plan.
The fair value of participants’ purchase rights was estimated as of the beginning dates of the purchase right periods using the Black-Scholes-Merton valuation model with the following weighted average assumptions for purchase right periods in 2019, 2018 and 2017, respectively: expected volatility of 28.8%, 24.2% and 22.7%; risk-free interest rates of 2.6%, 1.9% and 1.3%, and no dividends. Using these assumptions, the weighted average estimated per share fair value of each purchase right was $13.80, $17.45 and $15.19 for 2019, 2018 and 2017, respectively.
Long-term incentive compensation expense and proceeds
For the years ended December 31, 2019, 2018 and 2017, the Company recognized $118,513, $85,759 and $61,978, respectively, in total LTIP expense, of which $63,705, $73,582 and $34,431, respectively, was stock-based compensation expense for stock appreciation rights, stock units and discounted employee stock plan purchases, which are primarily included in general and administrative expenses. The estimated tax benefits recorded for stock-based compensation in 2019, 2018 and 2017 were $9,186, $13,591 and $7,717, respectively. As of December 31, 2019, there was $147,267 of total estimated unrecognized compensation expense for LTIP awards outstanding, including $136,818 related to stock-based compensation arrangements under the Company’s equity compensation and stock purchase plans. The Company expects to recognize the performance-based cash component of this LTIP expense over a weighted average remaining period of 0.6 years and the stock-based component of this LTIP expense over a weighted average remaining period of 1.5 years.
During the year ended December 31, 2018, the Company adopted a retirement policy (Rule of 65 policy). The Rule of 65 policy generally provides that Section 16 officers that are a minimum age of 55 with five years of continuous service with the Company receive certain benefits with respect to their outstanding equity awards upon a qualifying retirement if the sum of their age plus years of service is greater than or equal to 65. These benefits generally include accelerated vesting of restricted stock unit awards, continued vesting of stock-settled stock appreciation rights and performance stock unit awards and an exercise window from the original vest date through the original expiration date regardless of continued employment, with pro rata vesting for a Rule of 65 retirement within one year of the award grant date. The adoption of the Rule of 65 policy resulted in a $14,704 modification charge and a net acceleration of expense of $9,727 during the year ended December 31, 2018 that is included in the expense amounts reported above.
For the years ended December 31, 2019, 2018 and 2017, the Company received $2,251, $7,988 and $13,473, respectively, in actual tax benefits upon the exercise of stock awards. Since the Company issues stock-settled stock appreciation rights rather than stock options, there were no cash proceeds from stock option exercises.
19.    Shareholders’ equity
Stock repurchases
The following table summarizes our repurchases of our common stock during the years ended December 31, 2019, 2018 and 2017:

	2019			2018			2017
	Shares repurchased	Amount paid	Paid per share	Shares repurchased	Amount paid	Paid per share	Shares repurchased	Amount paid	Paid per share
Tender Offer(1)	21,802	$1,234,154	$56.61	—	$—	$—	—	$—	$—
Open market	19,218	1,168,321	60.79	16,844	1,153,511	68.48	12,967	810,949	62.54
	41,020	$2,402,475	$58.57	16,844	$1,153,511	$68.48	12,967	$810,949	$62.54

(1)
The amount paid for shares repurchased associated with the Company's Tender Offer during the year ended December 31, 2019 includes the clearing price of $56.50 per share plus related fees and expenses of $2,343.

Subsequent to December 31, 2019, the Company has repurchased 291 shares of our common stock for $21,794 at an average cost of $74.92 per share subsequent to December 31, 2019 through February 20, 2020.

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

On July 11, 2018, the Company's Board approved an additional share repurchase authorization in the amount of approximately $1,389,999. This share repurchase authorization was in addition to the approximately $110,001 remaining at that time under the Board's prior share repurchase authorization approved in October 2017.
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
As of February 20, 2020, the Company has a total of $1,681,701 available under the current repurchase authorization for additional share repurchases. Although this share repurchase authorization does not have an expiration date, the Company remains subject to share repurchase limitations, including under the terms of the current senior secured credit facilities and the indentures governing the Company's senior notes.
The Company retired all shares held in its treasury effective as of December 31, 2019 and December 31, 2018.
Charter documents & Delaware law
The Company’s charter documents include provisions that may deter hostile takeovers, delay or prevent changes of control or changes in management, or limit the ability of stockholders to approve transactions that they may otherwise determine to be in their best interests. These include provisions prohibiting stockholders from acting by written consent, requiring 90 days advance notice of stockholder proposals or nominations to the Board and granting the Board the authority to issue up to 5,000 shares of preferred stock and to determine the rights and preferences of the preferred stock without the need for further stockholder approval.
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
Changes in DaVita Inc.’s ownership interests in consolidated subsidiaries
The effects of changes in DaVita Inc.’s ownership interests in consolidated subsidiaries on the Company’s consolidated equity are as follows:

	Year ended December 31,
	2019	2018	2017
Net income attributable to DaVita Inc.	$810,981	$159,394	$663,618
Changes in paid-in capital for:
Sales of noncontrolling interest	—	79	(114)
Purchase of noncontrolling interests	(37,145)	(17,897)	(2,752)
Net transfer in noncontrolling interests	(37,145)	(17,818)	(2,866)
Net income attributable to DaVita Inc. net of transfers in noncontrolling interests	$773,836	$141,576	$660,752

The Company acquired additional ownership interests in several existing majority-owned partnerships for $68,019, $28,082, and $5,357 in 2019, 2018, and 2017, respectively.

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

20.    Accumulated other comprehensive (loss) income
Charges and credits to other comprehensive (loss) income have been as follows:

	Interest rate cap agreements	Investment securities	Foreign currency translation adjustments	Accumulated other comprehensive (loss) income
Balance at December 31, 2016	$(12,029)	$2,175	$(79,789)	$(89,643)
Unrealized (losses) gains	(8,897)	5,075	99,770	95,948
Related income tax	3,460	(1,368)	—	2,092
	(5,437)	3,707	99,770	98,040
Reclassification of income (loss) into net income	8,278	(360)	—	7,918
Related income tax	(3,220)	140	—	(3,080)
	5,058	(220)	—	4,838
Balance at December 31, 2017	$(12,408)	$5,662	$19,981	$13,235
Cumulative effect of change in accounting principle(1)	(2,706)	(5,662)	—	(8,368)
Unrealized losses	(181)	—	(45,944)	(46,125)
Related income tax	48	—	—	48
	(133)	—	(45,944)	(46,077)
Reclassification of income into net income	8,466	—	—	8,466
Related income tax	(2,180)	—	—	(2,180)
	6,286	—	—	6,286
Balance at December 31, 2018	$(8,961)	$—	$(25,963)	$(34,924)
Unrealized gains (losses)	1,566	—	(20,102)	(18,536)
Related income tax	(415)	—	—	(415)
	1,151	—	(20,102)	(18,951)
Reclassification of income into net income	8,591	—	—	8,591
Related income tax	(2,214)	—	—	(2,214)
	6,377	—	—	6,377
Balance at December 31, 2019	$(1,433)	$—	$(46,065)	$(47,498)

(1)
Reflects the cumulative effect of a change in accounting principle for ASUs 2016-01 and 2018-03 on classification and measurement of financial instruments and ASU 2018-02 on remeasurement and reclassification of deferred tax effects in accumulated other comprehensive income associated with the 2017 Tax Act. See Note 5 for further details.

The reclassification of net cap realized losses into income are recorded as debt expense in the corresponding consolidated statements of income. See Note 13 for further details.
Prior to January 1, 2018, unrealized gains and losses on available-for-sale equity securities were recorded to accumulated other comprehensive income and reclassified to other income when realized. From January 1, 2018, unrealized gains and losses on investment securities are recorded directly to other income rather than to accumulated other comprehensive income.
21.    Acquisitions and divestitures
Routine acquisitions
During 2019, the Company acquired seven dialysis centers in the U.S. and 16 dialysis centers outside the U.S. for a total of $98,836 in net cash paid, earn-outs of $23,536, and deferred purchase price and liabilities assumed of $4,326. During 2018, the Company acquired 18 dialysis centers in the U.S. and 28 dialysis centers outside the U.S. for a total of $176,161 in net cash, earn-outs of $1,246, and deferred purchase price and liabilities assumed of $34,394. In one of these transactions the Company acquired a controlling interest in a previously nonconsolidated U.S. dialysis partnership for which the Company recognized a non-cash gain of $28,152 on our prior interest upon consolidation. During 2017, the Company acquired 30 dialysis centers in the U.S. and 68 dialysis centers outside the U.S. for a total of $308,550 in net cash, earn-outs of $2,692 and deferred purchase

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

price of $23,748. The assets and liabilities for all acquisitions were recorded at their estimated fair values at the dates of the acquisitions and are included in the Company’s financial statements and operating results from the effective dates of the acquisitions. For several of the 2019 acquisitions, certain income tax amounts are pending final evaluation and quantification of any pre-acquisition tax contingencies. In addition, valuation of intangibles and certain other working capital items relating to several of these acquisitions are pending final quantification.
The following table summarizes the assets acquired and liabilities assumed in these transactions and recognized at their acquisition dates at estimated fair values, as well as the estimated fair value of noncontrolling interests assumed in these transactions:

	Year ended December 31,
	2019	2018	2017
Current assets	$6,713	$23,686	$14,366
Property and equipment	4,842	11,421	18,192
Amortizable intangible and other long-term assets	1,980	3,079	11,663
Indefinite-lived licenses	31,858	23,656	32,296
Goodwill	90,226	278,348	318,832
Deferred income taxes	—	—	(210)
Noncontrolling interests assumed	(1,762)	(80,291)	(44,303)
Liabilities assumed	(7,159)	(19,946)	(15,846)
	$126,698	$239,953	$334,990

Amortizable intangible assets acquired during 2019, 2018 and 2017, primarily related to non-compete agreements, had weighted-average estimated useful lives of six years, six years and seven years, respectively. The total amount of goodwill deductible for tax purposes associated with these acquisitions for 2019, 2018, and 2017 was approximately $88,517, $165,013 and $237,363, respectively.
Acquisition of Renal Ventures
On May 1, 2017, the Company completed its acquisition of 100% of the equity of Colorado-based Renal Ventures Management, LLC (Renal Ventures) for approximately $359,913 in net cash. Renal Ventures operated 36 dialysis centers, one uncertified dialysis center and one home program, which provided services to approximately 2,600 patients in six states. As a part of this transaction, the Company was required to divest three Renal Ventures outpatient dialysis centers, and three outpatient dialysis centers and one uncertified dialysis center of the Company, for approximately $21,219 in net cash. The Company also incurred approximately $11,950 in transaction and integration costs during the year ended December 31, 2017 associated with this acquisition that are included in general and administrative expenses.
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

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

Pro forma financial information (unaudited)
The following summary, prepared on a pro forma basis, combines the results of operations as if all acquisitions within continuing operations in 2019 and 2018 had been consummated as of the beginning of 2018, including the impact of certain adjustments such as amortization of intangibles, interest expense on acquisition financing and income tax effects.

	Year ended December 31,
	2019	2018
	(unaudited)
Pro forma total revenues	$11,416,498	$11,566,736
Pro forma net income from continuing operations attributable to DaVita Inc.	$709,631	$640,112
Pro forma basic net income per share from continuing operations attributable to DaVita Inc.	$4.63	$3.75
Pro forma diluted net income per share from continuing operations attributable to DaVita Inc.	$4.61	$3.71

Contingent earn-out obligations
The Company has several contingent earn-out obligations associated with acquisitions that could result in the Company paying the former owners of acquired companies a total of up to approximately $33,889 if certain performance targets or quality margins are met over the next one year to five years.
Contingent earn-out obligations are remeasured to fair value at each reporting date until the contingencies are resolved with changes in the liability due to the remeasurement recognized in earnings. See Note 24 for further details. As of December 31, 2019, the Company estimated the fair value of these contingent earn-out obligations to be $24,586, of which a total of $6,712 is included in other current liabilities, and the remaining $17,874 is included in other long-term liabilities in the Company’s consolidated balance sheet.
The following is a reconciliation of changes in liabilities for contingent earn-out obligations for the year ended December 31, 2019:

Balance at December 31, 2017	$6,388
Contingent earn-out obligations associated with acquisitions	1,246
Remeasurement of fair value	(4,729)
Payments of contingent earn-out obligations	(297)
Balance at December 31, 2018	$2,608
Contingent earn-out obligations associated with acquisitions	23,536
Remeasurement of fair value	(784)
Payments of contingent earn-out obligations	(774)
$24,586

22.    Discontinued operations previously held for sale
DaVita Medical Group (DMG)
On June 19, 2019, the Company completed the sale of its DMG business to Optum, a subsidiary of UnitedHealth Group Inc., for an aggregate purchase price of $4,340,000, prior to certain closing and post-closing adjustments specified in the related equity purchase agreement dated as of December 5, 2017, as amended as of September 20, 2018 and as of December 11, 2018 (as amended, the equity purchase agreement).
The Company recorded a preliminary estimated pre-tax net loss of approximately $23,022 on the sale of its DMG business in 2019. This preliminary net loss is based on initial estimates of the Company's expected aggregate proceeds from the sale, net of transaction costs and obligations, as well as the estimated values of DMG net assets sold as of the closing date. These estimated net proceeds include $4,465,476 in cash received from Optum at closing, or $3,824,509 net of cash and restricted cash included in the DMG net assets sold.

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
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
The following table presents the financial results of discontinued operations related to DMG:

	Year ended December 31,
	2019	2018	2017
Net revenues	$2,713,059	$4,963,792	$4,676,213
Expenses	2,543,865	4,962,686	4,634,782
Goodwill and other asset impairment charges	—	41,537	651,659
Valuation adjustment on disposal group	—	316,840	—
Income (loss) from discontinued operations before taxes	169,194	(357,271)	(610,228)
Loss on sale of discontinued operations before taxes	(23,022)	—	—
Income tax expense (benefit)	40,689	99,768	(364,856)
Net income (loss) from discontinued operations, net of tax	$105,483	(457,038)	$(245,372)

The following table presents cash flows of discontinued operations related to DMG:

	Year ended December 31,
	2019	2018	2017
Net cash provided by operating activities from discontinued operations	$99,634	$290,684	$357,274
Net cash used in investing activities from discontinued operations	$(43,442)	$(57,382)	$(232,329)

DMG acquisitions
During the period from January 1, 2019 to June 18, 2019 immediately prior to the sale, the DMG business acquired two medical businesses for a total of $2,025 in net cash and deferred purchase price of $212. During 2018, the DMG business acquired other medical businesses for a total of $6,995 in net cash, deferred purchase price of $1,142. During 2017, the DMG business acquired other medical businesses for a total of $135,416 in net cash, deferred purchase price of $1,038 and liabilities assumed of $10,145.
23.    Variable interest entities
The Company manages or maintains an ownership interest in certain legal entities subject to the consolidation guidance applicable to variable interest entities (VIEs). Almost all of these legal entities are either U.S. dialysis partnerships encumbered by guaranteed debt, U.S. dialysis limited partnerships, or other legal entities subject to nominee ownership arrangements.
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
The substantial majority of VIEs the Company is associated with are U.S. dialysis partnerships which the Company manages and in which it maintains a controlling majority ownership interest. These U.S. dialysis partnerships are considered VIEs because they are either (i) encumbered by debt guaranteed proportionately by the partners that is considered necessary to finance the partnership's activities, or (ii) in the form of limited partnerships for which the limited partners are not considered to have substantive kick-out or participating rights. The Company consolidates virtually all such U.S. dialysis partnerships.
The Company also relies on the operating activities of certain legal entities in which it does not maintain a controlling ownership interest but over which it has indirect influence and of which it is considered the primary beneficiary. These entities are typically subject to nominee ownership and transfer restriction agreements that effectively transfer the majority of the economic risks and rewards of their ownership to the Company. The Company’s management, restriction and other agreements

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

concerning such nominee-owned entities typically include both financial terms and protective and participating rights to the entities’ operating, strategic and non-clinical governance decisions which transfer substantial powers over and economic responsibility for these entities to the Company. The Company consolidates all of the nominee-owned entities with which it is most closely associated.
At December 31, 2019, these consolidated financial statements include total assets of VIEs of $319,691 and total liabilities and noncontrolling interests of VIEs to third parties of $231,586.
The Company also sponsors certain non-qualified deferred compensation plans whose trusts qualify as VIEs and the Company consolidates these plans as their primary beneficiary. The assets of these plans are recorded in short-term or long-term investments with related liabilities recorded in accrued compensation and benefits and other long-term liabilities. See Note 15 for disclosures concerning the assets of these consolidated non-qualified deferred compensation plans.
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
The Company measures the fair value of certain assets, liabilities, and noncontrolling interests subject to put provisions (redeemable equity interests classified as temporary equity) based upon certain valuation techniques that include observable or unobservable inputs and assumptions that market participants would use in pricing these assets, liabilities, temporary equity and commitments. The Company has also classified certain assets, liabilities and temporary equity that are measured at fair value into the appropriate fair value hierarchy levels as defined by the FASB.
The following table summarizes the Company’s assets, liabilities and temporary equity measured at fair value on a recurring basis as of December 31, 2019 and 2018:

December 31, 2019	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Investments in equity securities	$39,951	$39,951	$—	$—
Interest rate cap agreements	$24,452	$—	$24,452	$—
Liabilities
Contingent earn-out obligations	$24,586	$—	$—	$24,586
Temporary equity
Noncontrolling interests subject to put provisions	$1,180,376	$—	$—	$1,180,376
December 31, 2018
Assets
Investments in equity securities	$36,124	$36,124	$—	$—
Interest rate cap agreements	$851	$—	$851	$—
Liabilities
Contingent earn-out obligations	$2,608	$—	$—	$2,608
Temporary equity
Noncontrolling interests subject to put provisions	$1,124,641	$—	$—	$1,124,641

Investments in equity securities represent investments in various open-ended registered investment companies (mutual funds) and common stock and are recorded at fair value estimated based on reported market prices or redemption prices, as applicable. See Note 5 for further discussion.
Interest rate cap agreements are recorded at fair value estimated from valuation models utilizing the income approach and commonly accepted valuation techniques that use inputs from closing prices for similar assets and liabilities in active

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

markets as well as other relevant observable market inputs at quoted intervals such as current interest rates, forward yield curves, implied volatility and credit default swap pricing. The Company does not believe the ultimate amount that could be realized upon settlement of these interest rate cap agreements would be materially different from the fair value estimates currently reported. See Note 13 for further discussion.
The estimated fair value measurements of contingent earn-out obligations are primarily based on unobservable inputs, including projected earnings before interest, taxes, depreciation, and amortization (EBITDA) and revenue. The estimated fair value of these contingent earn-out obligations is remeasured as of each reporting date and could fluctuate based upon any significant changes in key assumptions, such as changes in the Company credit risk adjusted rate that is used to discount obligations to present value. See Note 21 for further discussion.
See Note 17 for a discussion of the Company’s methodology for estimating the fair values of noncontrolling interests subject to put obligations.
The Company's fair value estimates for its senior secured credit facilities and senior notes are based upon quoted bid and ask prices for these instruments, typically a level 2 input. See Note 13 for further discussion of the Company's debt.
Other financial instruments consist primarily of cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable, other accrued liabilities, lease liabilities and debt. The balances of non-debt financial instruments are presented in the consolidated financial statements at December 31, 2019 and 2018 at their approximate fair values due to the short-term nature of their settlements.
25.    Segment reporting
The Company's operations are comprised of its U.S. dialysis and related lab services business, its various ancillary services and strategic initiatives, including its international operations, and its corporate administrative support. See Note 1 "Organization" for a summary description of the Company's businesses.
On June 19, 2019, the Company completed the sale of its DMG business to Optum. As a result of this transaction, DMG's results of operations have been reported as discontinued operations for all periods presented.
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
The Company’s operating segment financial information included in this report is prepared on the internal management reporting basis that the chief operating decision maker uses to allocate resources and assess the financial performance of the Company's operating segments. For internal management reporting, segment operations include direct segment operating expenses but generally exclude corporate administrative support costs, which consist primarily of indirect labor, benefits and long-term incentive compensation expenses of certain departments which provide support to all of the Company’s various operating lines of business, except to the extent that such costs are charged to and borne by certain ancillary services and strategic initiatives via internal management fees. These corporate administrative support costs are reduced by internal management fees received from the Company’s ancillary lines of business.

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

The following is a summary of segment revenues, segment operating margin (loss), and a reconciliation of segment operating margin to consolidated income from continuing operations before income taxes:

	Year ended December 31,
	2019	2018	2017
Segment revenues:(1)
U.S. dialysis
Patient service revenues:
External sources	$10,421,401	$10,274,046	$9,767,123
Intersegment revenues	131,199	92,950	55,176
Total U.S. dialysis revenues	10,552,600	10,366,996	9,822,299
Provision for uncollectible accounts	(21,715)	(50,927)	(481,973)
Net U.S. dialysis patient service revenues	10,530,885	10,316,069	9,340,326
Other revenues(2)
External sources	30,895	19,880	19,739
Intersegment revenues	1,126	—	—
Total net U.S. dialysis revenues	$10,562,906	$10,335,949	$9,360,065
Other - Ancillary services
Net patient service revenues	$497,021	$437,275	$323,156
Other external sources	460,877	724,577	1,248,589
Intersegment revenues	14,030	34,236	24,603
Total ancillary services	$971,928	$1,196,088	$1,596,348
Total net segment revenues	11,534,834	11,532,037	10,956,413
Elimination of intersegment revenues	(146,355)	(127,186)	(79,779)
Consolidated revenues	$11,388,479	$11,404,851	$10,876,634
Segment operating margin (loss):
U.S. dialysis	$1,924,826	$1,709,721	$2,297,198
Other - Ancillary services	(189,174)	(93,789)	(439,477)
Total segment margin	1,735,652	1,615,932	1,857,721
Reconciliation of segment operating margin to consolidated income from continuing operations before income taxes:
Corporate administrative support	(92,335)	(90,108)	(44,966)
Consolidated operating income	1,643,317	1,525,824	1,812,755
Debt expense	(443,824)	(487,435)	(430,634)
Debt prepayment, refinancing and redemption charges	(33,402)	—	—
Other income	29,348	10,089	17,665
Income from continuing operations before income taxes	$1,195,439	$1,048,478	$1,399,786

(1)
On January 1, 2018, the Company adopted Revenue from Contracts with Customers (Topic 606) using the cumulative effect method for those contracts that were not substantially completed as of January 1, 2018. See Notes 1 and 2 for further discussion of the Company's adoption of Topic 606.

(2)
Includes management fee revenues from providing management and administrative services to dialysis ventures in which the Company owns a noncontrolling interest or which are wholly-owned by third parties.

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

Depreciation and amortization expense by reportable segment was as follows:

	Year ended December 31,
	2019	2018	2017
U.S. dialysis	$583,454	$558,810	$520,965
Other - Ancillary services	31,698	32,225	38,946
	$615,152	$591,035	$559,911

Summary of assets by reportable segment was as follows:

	Year ended December 31,
	2019	2018
Segment assets
U.S. dialysis (including equity investments of $124,188 and $95,290, respectively)	$15,778,880	$12,333,641
Other - Ancillary services(1) (including equity investments of $117,795 and $129,321, respectively)	1,532,514	1,387,046
DMG - Discontinued operations (including equity investments of $0 and $4,833 respectively)	—	5,389,565
Consolidated assets	$17,311,394	$19,110,252

(1)	Includes approximately $154,572 and $136,052 in 2019 and 2018, respectively, of net property and equipment related to the Company’s international operations.
Expenditures for property and equipment by reportable segment were as follows:

	Year ended December 31,
	2019	2018	2017
U.S. dialysis	$681,339	$856,108	$769,732
Other - Ancillary services	46,741	45,806	40,377
DMG - Discontinued operations	38,466	85,224	95,141
	$766,546	$987,138	$905,250

26.    Supplemental cash flow information
The table below provides supplemental cash flow information:

	Year ended December 31,
	2019	2018	2017
Cash paid:
Income taxes, net	$157,983	$92,526	$387,159
Interest	$473,176	$488,974	$424,547
Non-cash investing and financing activities:
Fixed assets under financing lease obligations	$18,953	$8,828	$48,378

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

27.    Selected quarterly financial data (unaudited)

	December 31,	September 30,	June 30,	March 31,
2019
Total revenues	$2,898,584	$2,904,078	$2,842,705	$2,743,112
Operating income	$462,588	$378,336	$461,886	$340,507
Attributable to DaVita Inc.:
Net income from continuing operations(1)	$242,242	$150,113	$194,223	$120,254
Net (loss) income from discontinued operations	2,629	(6,843)	79,328	29,035
Net income	$244,871	$143,270	$273,551	$149,289
Per share attributable to DaVita Inc.:
Basic net income from continuing operations	$1.87	$1.00	$1.17	$0.72
Basic net income (loss) from discontinued operations	0.02	(0.05)	0.47	0.18
Basic net income	$1.89	$0.95	$1.64	$0.90
Diluted net income from continuing operations	$1.86	$0.99	$1.16	$0.72
Diluted net income (loss) from discontinued operations	0.02	(0.04)	0.48	0.18
Diluted net income	$1.88	$0.95	$1.64	$0.90
2018
Total revenues	$2,821,124	$2,847,330	$2,886,953	$2,849,444
Operating income	$387,908	$289,038	$438,192	$410,686
Attributable to DaVita Inc.:
Net income from continuing operations(1)	$160,332	$73,371	$199,603	$191,015
Net (loss) income from discontinued operations	(310,104)	(210,167)	67,673	(12,329)
Net (loss) income	$(149,772)	$(136,796)	$267,276	$178,686
Per share attributable to DaVita Inc.:
Basic net income from continuing operations	$0.97	$0.44	$1.16	$1.07
Basic net (loss) income from discontinued operations	(1.87)	(1.26)	0.40	(0.07)
Basic net (loss) income	$(0.90)	$(0.82)	$1.56	$1.00
Diluted net income from continuing operations	$0.96	$0.44	$1.15	$1.05
Diluted net (loss) income from discontinued operations	(1.86)	(1.26)	0.38	(0.07)
Diluted net (loss) income	$(0.90)	$(0.82)	$1.53	$0.98

(1)
The following table summarizes impairment charges, (gain) loss on changes in ownership interest, restructuring charges, and stock-based compensation modification charges and net acceleration of expense included in operating expenses and charges in 2019 and 2018 by quarter:

	Quarter ended				Quarter ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Certain operating expenses and charges:
Impairment charges		$83,855		$41,037	$1,530	$12,088	$14,351
(Gain) loss on changes in ownership interest, net					$(19,437)	$1,506	$(33,957)
Restructuring charges						$11,366
Stock-based compensation modification charges and net acceleration of expense						$23,470

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

28.    Consolidating financial statements
The following information is presented in accordance with Rule 3-10 of Regulation S-X. The operating and investing activities of the separate legal entities included in the Company’s consolidated financial statements are fully interdependent and integrated. Revenues and operating expenses of the separate legal entities include intercompany charges for management and other administrative services. The Company’s senior notes are guaranteed by a substantial majority of its domestic subsidiaries as measured by revenue, income and assets. The subsidiary guarantors have guaranteed the senior notes on a joint and several basis. However, a subsidiary guarantor will be released from its obligations under its guarantee of the senior notes and the indentures governing the senior notes if, in general, there is a sale or other disposition of all or substantially all of the assets of such subsidiary guarantor, including by merger or consolidation, or a sale or other disposition of all of the equity interests in such subsidiary guarantor held by the Company and its restricted subsidiaries, as defined in the indentures; such subsidiary guarantor is designated by the Company as an unrestricted subsidiary, as defined in the indentures, or otherwise ceases to be a restricted subsidiary of the Company, in each case in accordance with the indentures; or such subsidiary guarantor no longer guarantees any other indebtedness, as defined in the indentures, of the Company or any of its restricted subsidiaries, except for guarantees that are contemporaneously released. The senior notes are not guaranteed by certain of the Company's domestic subsidiaries, any of the Company's foreign subsidiaries, or any entities that do not constitute subsidiaries within the meaning of the indentures, such as corporations in which the Company holds capital stock with less than a majority of the voting power, joint ventures and partnerships in which the Company holds less than a majority of the equity or voting interests, non-owned entities and third parties. Contemporaneously with the Company entering into the New Credit Agreement and pursuant to the indentures governing the Company's senior notes, certain subsidiaries of the Company were released from their guarantees of the Company's senior notes such that, after that release, the remaining subsidiary guarantors of the senior notes were the same subsidiaries guaranteeing the New Credit Agreement. The following consolidating statements have been prepared for all periods presented based on the current subsidiary guarantors and non-guarantors stipulated in the Company's New Credit Agreement.
Consolidating Statements of Income

For year ended December 31, 2019	DaVita Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Dialysis patient service revenues	$—	$6,961,825	$4,226,402	$(269,806)	$10,918,421
Less: Provision for uncollectible accounts	—	(15,296)	(6,419)	—	(21,715)
Net dialysis patient service revenues	—	6,946,529	4,219,983	(269,806)	10,896,706
Other revenues	804,684	601,394	171,856	(1,086,161)	491,773
Total revenues	804,684	7,547,923	4,391,839	(1,355,967)	11,388,479
Operating expenses and charges	642,717	6,631,471	3,826,941	(1,355,967)	9,745,162
Operating income	161,967	916,452	564,898	—	1,643,317
Debt expense	(482,074)	(183,272)	(53,043)	241,163	(477,226)
Other income, net	309,623	7,314	46,306	(333,895)	29,348
Income tax (benefit) expense	(2,616)	263,563	18,681	—	279,628
Equity earnings in subsidiaries	818,849	429,628	—	(1,248,477)	—
Net income from continuing operations	810,981	906,559	539,480	(1,341,209)	915,811
Net income from discontinued operations, net of tax	—	—	12,751	92,732	105,483
Net income	810,981	906,559	552,231	(1,248,477)	1,021,294
Less: Net income attributable to noncontrolling interests	—	—	—	(210,313)	(210,313)
Net income attributable to DaVita Inc.	$810,981	$906,559	$552,231	$(1,458,790)	$810,981

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

Consolidating Statements of Income - (continued)

For year ended December 31, 2018	DaVita Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Dialysis patient service revenues	$—	$6,834,865	$4,096,666	$(221,550)	$10,709,981
Less: Provision for uncollectible accounts	—	(34,977)	(14,610)	—	(49,587)
Net dialysis patient service revenues	—	6,799,888	4,082,056	(221,550)	10,660,394
Other revenues	799,230	488,086	558,079	(1,100,938)	744,457
Total revenues	799,230	7,287,974	4,640,135	(1,322,488)	11,404,851
Operating expenses and charges	646,640	6,551,328	4,003,547	(1,322,488)	9,879,027
Operating income	152,590	736,646	636,588	—	1,525,824
Debt expense	(491,749)	(201,496)	(43,414)	249,224	(487,435)
Other income, net	418,839	3,430	29,132	(441,312)	10,089
Income tax expense	23,482	155,372	79,546	—	258,400
Equity earnings in subsidiaries	103,196	388,737	—	(491,933)	—
Net income from continuing operations	159,394	771,945	542,760	(684,021)	790,078
Net loss from discontinued operations, net of tax	—	—	(649,126)	192,088	(457,038)
Net income (loss)	159,394	771,945	(106,366)	(491,933)	333,040
Less: Net income attributable to noncontrolling interests	—	—	—	(173,646)	(173,646)
Net income (loss) attributable to DaVita Inc.	$159,394	$771,945	$(106,366)	$(665,579)	$159,394

For year ended December 31, 2017	DaVita Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Dialysis patient service revenues	$—	$6,417,574	$3,848,172	$(172,076)	$10,093,670
Less: Provision for uncollectible accounts	—	(322,085)	(170,447)	7,168	(485,364)
Net dialysis patient service revenues	—	6,095,489	3,677,725	(164,908)	9,608,306
Other revenues	793,751	408,460	1,080,832	(1,014,715)	1,268,328
Total net revenues	793,751	6,503,949	4,758,557	(1,179,623)	10,876,634
Operating expenses and charges	527,942	5,331,545	4,384,015	(1,179,623)	9,063,879
Operating income	265,809	1,172,404	374,542	—	1,812,755
Debt expense	(426,149)	(200,953)	(43,490)	239,958	(430,634)
Other income, net	411,731	5,979	23,657	(423,702)	17,665
Income tax expense	65,965	210,068	47,826	—	323,859
Equity earnings in subsidiaries	478,192	460,261	—	(938,453)	—
Net income from continuing operations	663,618	1,227,623	306,883	(1,122,197)	1,075,927
Net loss from discontinued operations, net of tax	—	—	(429,116)	183,744	(245,372)
Net income (loss)	663,618	1,227,623	(122,233)	(938,453)	830,555
Less: Net income attributable to noncontrolling interests	—	—	—	(166,937)	(166,937)
Net income (loss) attributable to DaVita Inc.	$663,618	$1,227,623	$(122,233)	$(1,105,390)	$663,618

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

Consolidating Statements of Comprehensive Income

For the year ended December 31, 2019	DaVita Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Net income	$810,981	$906,559	$552,231	$(1,248,477)	$1,021,294
Other comprehensive income (loss)	7,528	—	(20,102)	—	(12,574)
Total comprehensive income	818,509	906,559	532,129	(1,248,477)	1,008,720
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	(210,313)	(210,313)
Comprehensive income attributable to DaVita Inc.	$818,509	$906,559	$532,129	$(1,458,790)	$798,407

For the year ended December 31, 2018
Net income (loss)	$159,394	$771,945	$(106,366)	$(491,933)	$333,040
Other comprehensive income (loss)	6,153	—	(45,944)	—	(39,791)
Total comprehensive income (loss)	165,547	771,945	(152,310)	(491,933)	293,249
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	(173,646)	(173,646)
Comprehensive income (loss) attributable to DaVita Inc.	$165,547	$771,945	$(152,310)	$(665,579)	$119,603

For the year ended December 31, 2017
Net income (loss)	$663,618	$1,227,623	$(122,233)	$(938,453)	$830,555
Other comprehensive income (loss)	3,106	—	99,770	—	102,876
Total comprehensive income (loss)	666,724	1,227,623	(22,463)	(938,453)	933,431
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	(166,935)	(166,935)
Comprehensive income (loss) attributable to DaVita Inc.	$666,724	$1,227,623	$(22,463)	$(1,105,388)	$766,496

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

Consolidating Balance Sheets

As of December 31, 2019	DaVita Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Cash and cash equivalents	$758,241	$532	$343,599	$—	$1,102,372
Restricted cash and equivalents	14,499	—	91,847	—	106,346
Accounts receivable, net	—	1,189,301	606,297	—	1,795,598
Other current assets	76,787	548,553	102,410	(41,896)	685,854
Total current assets	849,527	1,738,386	1,144,153	(41,896)	3,690,170
Property and equipment, net	543,932	1,589,417	1,344,543	(4,508)	3,473,384
Operating lease right-of-use assets	109,415	1,656,145	1,084,552	(20,065)	2,830,047
Intangible assets, net	362	31,569	103,753	—	135,684
Investments in and advances to affiliates, net	10,813,991	7,611,402	3,051,208	(21,476,601)	—
Other long-term assets and investments	102,779	133,698	176,315	(18,318)	394,474
Goodwill	—	4,812,972	1,974,663	—	6,787,635
Total assets	$12,420,006	$17,573,589	$8,879,187	$(21,561,388)	$17,311,394
Current liabilities	$379,286	$1,327,378	$666,470	$(1,036)	$2,372,098
Intercompany payables	1,381,863	3,051,208	2,615,151	(7,048,222)	—
Long-term operating lease liabilities	136,123	1,567,776	1,039,145	(19,244)	2,723,800
Long-term debt and other long-term liabilities	7,741,725	674,558	364,102	(64,507)	8,715,878
Noncontrolling interests subject to put provisions	647,600	—	—	532,776	1,180,376
Total DaVita Inc. shareholders' equity	2,133,409	10,952,669	3,475,710	(14,428,379)	2,133,409
Noncontrolling interests not subject to put provisions	—	—	718,609	(532,776)	185,833
Total equity	2,133,409	10,952,669	4,194,319	(14,961,155)	2,319,242
Total liabilities and equity	$12,420,006	$17,573,589	$8,879,187	$(21,561,388)	$17,311,394

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

Consolidating Balance Sheets - (continued)

As of December 31, 2018	DaVita Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Cash and cash equivalents	$60,653	$1,232	$261,153	$—	$323,038
Restricted cash and equivalents	1,005	12,048	79,329	—	92,382
Accounts receivable, net	—	1,204,122	654,486	—	1,858,608
Other current assets	37,185	565,974	157,407	—	760,566
Current assets held for sale	—	—	5,389,565	—	5,389,565
Total current assets	98,843	1,783,376	6,541,940	—	8,424,159
Property and equipment, net	491,462	1,584,321	1,317,886	—	3,393,669
Intangible assets, net	153	42,896	75,797	—	118,846
Investments in and advances to affiliates, net	13,522,198	6,196,801	2,498,545	(22,217,544)	—
Other long-term assets and investments	53,385	90,037	188,196	—	331,618
Goodwill	—	4,806,939	2,035,021	—	6,841,960
Total assets	$14,166,041	$14,504,370	$12,657,385	$(22,217,544)	$19,110,252
Current liabilities	$1,945,943	$1,217,526	$483,933	$—	$3,647,402
Current liabilities held for sale	—	—	1,243,759	—	1,243,759
Total current liabilities	1,945,943	1,217,526	1,727,692	—	4,891,161
Intercompany payables	—	2,498,545	6,161,292	(8,659,837)	—
Long-term debt and other long-term liabilities	7,918,581	687,443	580,028	—	9,186,052
Noncontrolling interests subject to put provisions	598,075	—	—	526,566	1,124,641
Total DaVita Inc. shareholders' equity	3,703,442	10,100,856	3,456,851	(13,557,707)	3,703,442
Noncontrolling interests not subject to put provisions	—	—	731,522	(526,566)	204,956
Total equity	3,703,442	10,100,856	4,188,373	(14,084,273)	3,908,398
Total liabilities and equity	$14,166,041	$14,504,370	$12,657,385	$(22,217,544)	$19,110,252

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

Consolidating Statements of Cash Flow

For the year ended December 31, 2019	DaVita Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Cash flows from operating activities:
Net income	$810,981	$906,559	$552,231	$(1,248,477)	$1,021,294
Changes in operating assets and liabilities and non-cash items included in net income	(602,288)	(73,356)	478,228	1,248,477	1,051,061
Net cash provided by operating activities	208,693	833,203	1,030,459	—	2,072,355
Cash flows from investing activities:
Additions of property and equipment, net	(145,378)	(310,032)	(311,136)	—	(766,546)
Acquisitions	—	(11,851)	(89,010)	—	(100,861)
Proceeds from asset sales, net of cash divested	3,824,516	1,777	51,099	—	3,877,392
Investments and other items	(4,606)	(6,676)	(3,363)	—	(14,645)
Net cash provided by (used in) investing activities	3,674,532	(326,782)	(352,410)	—	2,995,340
Cash flows from financing activities:
Long-term debt and related financing costs, net	(2,052,197)	(10,481)	(17,513)	—	(2,080,191)
Intercompany borrowing	1,267,138	(455,405)	(811,733)	—	—
Other items	(2,387,084)	(53,283)	(175,892)	—	(2,616,259)
Net cash used in financing activities	(3,172,143)	(519,169)	(1,005,138)	—	(4,696,450)
Effect of exchange rate changes on cash	—	—	(1,760)	—	(1,760)
Net increase (decrease) in cash, cash equivalents and restricted cash	711,082	(12,748)	(328,849)	—	369,485
Less: Net increase in cash, cash equivalents and restricted cash from discontinued operations	—	—	(423,813)	—	(423,813)
Net increase (decrease) in cash, cash equivalents and restricted cash from continuing operations	711,082	(12,748)	94,964	—	793,298
Cash, cash equivalents and restricted cash of continuing operations at beginning of the year	61,658	13,280	340,482	—	415,420
Cash, cash equivalents and restricted cash of continuing operations at end of the year	$772,740	$532	$435,446	$—	$1,208,718

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

Consolidating Statements of Cash Flow - (continued)

For the year ended December 31, 2018	DaVita Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Cash flows from operating activities:
Net income	$159,394	$771,945	$(106,366)	$(491,933)	$333,040
Changes in operating assets and liabilities and non-cash items included in net income	(86,070)	(150,976)	1,183,713	491,933	1,438,600
Net cash provided by operating activities	73,324	620,969	1,077,347	—	1,771,640
Cash flows from investing activities:
Additions of property and equipment, net	(175,787)	(425,008)	(386,343)	—	(987,138)
Acquisitions	—	(42,987)	(140,169)	—	(183,156)
Proceeds from asset and business sales, net of cash divested	—	55,184	95,021	—	150,205
Investments and other items	30,962	(8,286)	(8,230)	—	14,446
Net cash used in investing activities	(144,825)	(421,097)	(439,721)	—	(1,005,643)
Cash flows from financing activities:
Long-term debt and related financing costs, net	725,889	(8,874)	(22,238)	—	694,777
Intercompany borrowing	404,897	(168,224)	(236,673)	—	—
Other items	(1,147,934)	(29,457)	(142,740)	—	(1,320,131)
Net cash used in financing activities	(17,148)	(206,555)	(401,651)	—	(625,354)
Effect of exchange rate changes on cash	—	—	(3,350)	—	(3,350)
Net (decrease) increase in cash, cash equivalents and restricted cash	(88,649)	(6,683)	232,625	—	137,293
Less: Net decrease in cash, cash equivalents and restricted cash from discontinued operations	—	—	240,793	—	240,793
Net decrease in cash, cash equivalents and restricted cash from continuing operations	(88,649)	(6,683)	(8,168)	—	(103,500)
Cash, cash equivalents and restricted cash of continuing operations at beginning of the year	150,307	19,963	348,650	—	518,920
Cash, cash equivalents and restricted cash of continuing operations at end of the year	$61,658	$13,280	$340,482	$—	$415,420

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

Consolidating Statements of Cash Flow - (continued)

For the year ended December 31, 2017	DaVita Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Cash flows from operating activities:
Net income	$663,618	$1,227,623	$(122,233)	$(938,453)	$830,555
Changes in operating assets and liabilities and non-cash items included in net income	(533,300)	(739,023)	1,416,481	938,453	1,082,611
Net cash provided by operating activities	130,318	488,600	1,294,248	—	1,913,166
Cash flows from investing activities:
Additions of property and equipment, net	(155,972)	(348,292)	(400,986)	—	(905,250)
Acquisitions	—	(528,588)	(275,291)	—	(803,879)
Proceeds from asset sales	—	25,989	66,347	—	92,336
Investments and other items	211,619	(3,526)	43,968	—	252,061
Net cash provided by (used in) investing activities	55,647	(854,417)	(565,962)	—	(1,364,732)
Cash flows from financing activities:
Long-term debt and related financing costs, net	173,529	(8,186)	(10,495)	—	154,848
Intercompany borrowing	22,589	382,452	(405,041)	—	—
Other items	(781,697)	(2,205)	(137,203)	—	(921,105)
Net cash (used in) provided by financing activities	(585,579)	372,061	(552,739)	—	(766,257)
Effect of exchange rate changes on cash	—	—	254	—	254
Net (decrease) increase in cash, cash equivalents and restricted cash	(399,614)	6,244	175,801	—	(217,569)
Less: Net decrease in cash, cash equivalents and restricted cash from discontinued operations	—	—	(53,026)	—	(53,026)
Net (decrease) increase in cash, cash equivalents and restricted cash from continuing operations	(399,614)	6,244	228,827	—	(164,543)
Cash, cash equivalents and restricted cash of continuing operations at beginning of the year	549,921	13,719	119,823	—	683,463
Cash, cash equivalents and restricted cash of continuing operations at end of the year	$150,307	$19,963	$348,650	$—	$518,920

DAVITA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(dollars and shares in thousands, except per share data)

29.    Supplemental data under senior note indentures (unaudited)
The Company previously disclosed certain unaudited supplemental data concerning entities that do not constitute “Subsidiaries” as defined in the indentures governing the Company’s senior notes with its consolidated financial statements, as required by those indentures. As a result of the sale of the DMG business to Optum on June 19, 2019, the Company no longer has subsidiaries large enough to require this additional unaudited supplemental disclosure under the terms of its senior note indentures.

EXHIBIT INDEX

2.1	Agreement and Plan of Merger, dated as of May 20, 2012, by and among DaVita Inc., Seismic Acquisition LLC, HealthCare Partners Holdings, LLC, and the Member Representative.(25)

2.2
Amendment, dated as of July 6, 2012, to the Agreement and Plan of Merger, dated as of May 20, 2012, by and among DaVita Inc., Seismic Acquisition LLC, HealthCare Partners Holdings, LLC, and the Member Representative.(22)

2.3
Amendment No. 2, dated as of August 30, 2013, to the Agreement and Plan of Merger, dated as of May 20, 2012, by and among DaVita Inc., Seismic Acquisition LLC, HealthCare Partners Holdings, LLC, and the Member Representative.(4)

2.4
Amendment No. 3, dated as of June 22, 2018, to the Agreement and Plan of Merger, dated as of May 20, 2012, by and among DaVita Inc., Seismic Acquisition LLC, HealthCare Partners Holdings, LLC, and the Member Representative.(26)

2.5
Equity Purchase Agreement, dated as of December 5, 2017, by and among DaVita Inc., Collaborative Care Holdings, LLC, and solely with respect to Section 9.3 and Section 9.18 thereto, UnitedHealth Group Incorporated.(2)

2.6
Amendment No. 1 dated as of September 20, 2018, to that certain Equity Purchase Agreement, dated as of December 5, 2017, by and among DaVita, Inc., a Delaware corporation, Collaborative Care Holdings, LLC, a Delaware limited liability company and a wholly owned subsidiary of Optum, Inc., and solely with respect to Section 9.3 and Section 9.18 thereto, UnitedHealth Group Incorporated, a Delaware corporation.(27)

2.7
Second Amendment to Equity Purchase Agreement by and between DaVita, Inc., a Delaware corporation, and Collaborative Care Holdings, LLC, a Delaware limited liability company, dated as of December 11, 2018, amending that certain Equity Purchase Agreement, dated as of December 5, 2017, by and among DaVita, Inc., Collaborative Care Holdings, LLC, and, solely with respect to Section 9.3 and Section 9.18 thereto, UnitedHealth Group Incorporated (as previously amended).(13)

3.1	Restated Certificate of Incorporation of DaVita Inc., as filed with the Secretary of State of Delaware on November 1, 2016.(1)

3.2	Amended and Restated Bylaws for DaVita Inc. dated as of September 7, 2016.(1)

4.1	Indenture, dated June 13, 2014, by and among DaVita Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee.(23)

4.2	Form of 5.125% Senior Notes due 2024 and related Guarantee (included in Exhibit 4.1).(23)

4.3	Indenture for the 5.000% Senior Notes due 2025, dated April 17, 2015, by and among DaVita Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee.(19)

4.4	Form of 5.000% Senior Notes due 2025 and related Guarantee (included in Exhibit 4.3).(19)

4.5	Description of Securities.✓

10.1	Sourcing and Supply Agreement between DaVita Inc. and Amgen USA Inc. effective as of January 6, 2017.(6)**

10.2
Credit Agreement, dated August 12, 2019, by and among DaVita Inc., certain subsidiary guarantors party thereto, the lenders party thereto, Credit Agricole Corporate and Investment Bank, JPMorgan Chase Bank, N.A. and MUFG Bank Ltd., as co-syndication agents, Bank of America, N.A., Barclays Bank PLC, Credit Suisse Loan Funding LLC, Goldman Sachs Bank USA, Morgan Stanley Senior Funding, Inc. and Suntrust Bank, as co-documentation agents, and Wells Fargo Bank, National Association, as administrative agent, collateral agent and swingline lender.(29)

10.3
First Amendment, dated as of February 13, 2020, to that certain Credit Agreement, dated as of August 12, 2019, by and among DaVita Inc., certain subsidiary guarantors party thereto, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent, collateral agent and swingline lender.✓

10.4	Corporate Integrity Agreement, dated as of October 22, 2014, by and among the Office of Inspector General of The Department of Health and Human Services and DaVita Inc.(24)

10.5
Form of Non-Competition and Non-Solicitation Agreement, dated as of May 20, 2012, between DaVita Inc. and Dr. Robert Margolis, Dr. William Chin, Dr. Thomas Paulsen, Mr. Zan Calhoun, and Ms. Lori Glisson. (25)

10.6	Employment Agreement, effective July 25, 2008, between DaVita Inc. and Kent J. Thiry.(14)*

10.7	Amendment to Employment Agreement, effective December 31, 2014, by and between DaVita Inc. and Kent. J. Thiry.(4)*

10.8	Amendment Number Two to Employment Agreement, effective August 20, 2018, by and between DaVita Inc. and Kent J. Thiry.(28)*

10.9	Executive Chairman Agreement between Kent J. Thiry and DaVita, Inc., dated as of April 29, 2019.(15)*

10.10	Restricted Stock Units Agreement, effective as of May 15, 2019, by and between DaVita Inc. and Kent Thiry.(30)*

10.11	Performance Stock Units Agreement, effective as of May 15, 2019, by and between DaVita Inc. and Kent Thiry.(30)*

10.12	Employment Agreement, dated as of April 29, 2019, by and between Javier J. Rodriguez and DaVita Inc.(15)*

10.13	Stock Appreciation Rights Agreement, effective November 4, 2019, by and between Javier J. Rodriguez and DaVita Inc.(32)*

10.14	Employment Agreement, effective February 21, 2017, by and between DaVita Inc. and Joel Ackerman.(9)*

10.15	Employment Agreement, effective April 27, 2016, by and between DaVita HealthCare Partners Inc. and Kathleen A. Waters.(6)*

10.16	Employment Agreement, effective September 22, 2005, by and between DaVita Inc. and James Hilger.(8)*

10.17	Amendment to Mr. Hilger’s Employment Agreement, effective December 12, 2008.(17)*

10.18	Second Amendment to Mr. Hilger’s Employment Agreement, effective December 27, 2012.(20)*

10.19	Third Amendment to Employment Agreement, effective December 31, 2014, by and between DaVita Inc. and James Hilger.(4)*

10.20	Transition Agreement, dated as of July 31, 2018, by and between DaVita Inc. and James Hilger.(26)*

10.21	Employment Agreement, effective April 29, 2015, by and between DaVita HealthCare Partners Inc. and Michael Staffieri.*✓

10.22	Consulting Agreement, effective June 15, 2017, by and between DaVita Inc. and Roger J. Valine.(3)*

10.23	Form of Indemnity Agreement.(12)*

10.24	Form of Indemnity Agreement.(7)*

10.25	DaVita Deferred Compensation Plan.(9)*

10.26	DaVita Voluntary Deferral Plan.(5)*

10.27	Deferred Bonus Plan (Prosperity Plan).(16)*

10.28	Amendment No. 1 to Deferred Bonus Plan (Prosperity Plan).(17)*

10.29	Amended and Restated Employee Stock Purchase Plan.(31)*

10.30	DaVita Inc. Severance Plan for Directors and Above.(4)*

10.31	DaVita Inc. Non-Employee Director Compensation Policy. (18)*

10.32	Amended and Restated DaVita Inc. 2011 Incentive Award Plan.(11)*

10.33	Amendment No. 1 to the Amended and Restated DaVita Inc. 2011 Incentive Award Plan.(32)*

10.34	DaVita Inc. Rule of 65 Policy, adopted on August 19, 2018.(28)*

10.35	Form of Stock Appreciation Rights Agreement-Board members (DaVita Inc. 2011 Incentive Award Plan).(26)*

10.36	Form of 2014 Long Term Incentive Program Stock Appreciation Rights Agreement under the DaVita Inc. 2011 Incentive Award Plan and Long-Term Incentive Program.(10)*

10.37	Form of 2014 Long Term Incentive Program Restricted Stock Units Agreement under the DaVita Inc. 2011 Incentive Award Plan and Long-Term Incentive Program.(10)*

10.38	Form of Stock Appreciation Rights Agreement-Board members (DaVita Inc. 2011 Incentive Award Plan).(21)*

10.39	Form of Stock Appreciation Rights Agreement-Executives (DaVita Inc. 2011 Incentive Award Plan).(20)*

10.40	Form of Restricted Stock Units Agreement-Executives (DaVita Inc. 2011 Incentive Award Plan).(21)*

10.41	Form of Long-Term Incentive Program Award Agreement (For 162(m) designated teammates) (DaVita Inc. 2011 Incentive Award Plan).(20)*

10.42	Form of Long-Term Incentive Program Award Agreement (DaVita Inc. 2011 Incentive Award Plan).(20)*

10.43	Form of Restricted Stock Units Agreement-Executives (DaVita Inc. 2011 Incentive Award Plan).(30)*

10.44	Form of Performance Stock Units Agreement-Executives (DaVita Inc. 2011 Incentive Award Plan).(30)*

10.45	Form of Stock Appreciation Rights Agreement-Executives (DaVita Inc. 2011 Incentive Award Plan).(30)*

10.46	Form of Restricted Stock Units Agreement-Executives (DaVita Inc. 2011 Incentive Award Plan).(30)*

10.47	Form of Performance Stock Units Agreement-Executives (DaVita Inc. 2011 Incentive Award Plan).(30)*

10.48	Form of Stock Appreciation Rights Agreement-Executives (DaVita Inc. 2011 Incentive Award Plan).(30)*

21.1	List of our subsidiaries.✓

23.1	Consent of KPMG LLP, independent registered public accounting firm.✓

24.1	Powers of Attorney with respect to DaVita. (Included on Page S-1).

31.1	Certification of the Chief Executive Officer, dated February 21, 2020, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.✓

31.2	Certification of the Chief Financial Officer, dated February 21, 2020, pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.✓

32.1	Certification of the Chief Executive Officer, dated February 21, 2020, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.✓

32.2	Certification of the Chief Financial Officer, dated February 21, 2020, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.✓

101.INS	XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.✓

101.SCH	Inline XBRL Taxonomy Extension Schema Document.✓

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.✓

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.✓

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.✓

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.✓

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).✓

✓	Included in this filing.
*	Management contract or executive compensation plan or arrangement.
**	Portions of this exhibit are subject to a request for confidential treatment and have been redacted and filed separately with the SEC.

(1)	Filed on November 2, 2016 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.

(2)	Filed on December 6, 2017 as an exhibit to the Company’s Current Report on Form 8-K.

(3)	Filed on November 7, 2017 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.

(4)	Filed on February 22, 2019 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

(5)	Filed on November 8, 2005 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

(6)	Filed on May 2, 2017 as an exhibit to the Company’s Quarterly Report on 10-Q for the quarter ended March 31, 2017.

(7)	Filed on March 3, 2005 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

(8)	Filed on August 7, 2006 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2006.

(9)	Filed on February 24, 2017 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

(10)	Filed on November 6, 2014 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.

(11)	Filed on April 28, 2014 as Appendix A to the Company's Definitive Proxy Statement on Schedule 14A.

(12)	Filed on December 20, 2006 as an exhibit to the Company’s Current Report on Form 8-K.

(13)	Filed on December 17, 2018 as an exhibit to the Company’s Current Report on Form 8-K.

(14)	Filed on July 31, 2008 as an exhibit to the Company’s Current Report on Form 8-K.

(15)	Filed on April 29, 2019 as an exhibit to the Company's Current Report on Form 8-K.

(16)	Filed on February 29, 2008 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

(17)	Filed on February 27, 2009 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

(18)	Filed on May 7, 2019 as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.

(19)	Filed on April 17, 2015 as an exhibit to the Company’s Current Report on Form 8-K.

(20)	Filed on March 1, 2013 as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

(21)	Filed on August 4, 2011 as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

(22)	Filed on July 9, 2012 as an exhibit to the Company’s Current Report on Form 8-K.

(23)	Filed on June 16, 2014 as an exhibit to the Company's Current Report on Form 8-K.

(24)	Filed on October 23, 2014 as an exhibit to the Company's Current Report on Form 8-K.

(25)	Filed on May 21, 2012 as an exhibit to the Company's Current Report on Form 8-K.

(26)	Filed on August 1, 2018 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.

(27)	Filed on September 24, 2018 as an exhibit to the Company’s Current Report on Form 8-K.

(28)	Filed on August 23, 2018 as an exhibit to the Company’s Current Report on Form 8-K.

(29)	Filed on August 14, 2019 as an exhibit to the Company’s Current Report on Form 8-K.

(30)	Filed on July 22, 2019 as an exhibit to the Company’s Tender Offer Statement on Schedule TO-I.

(31)	Filed on May 10, 2016 as an appendix to the Company's Proxy Statement on DEF 14A.

(32)	Filed on December 6, 2019 as an appendix to the Company's Proxy Statement on DEF 14A.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Annual Report on Form 10-K to be signed on our behalf by the undersigned, thereunto duly authorized, in the City of Denver, State of Colorado, on February 21, 2020.

DAVITA INC.

By:	/S/ JAVIER J. RODRIGUEZ
Javier J. Rodriguez Chief Executive Officer

KNOW ALL MEN BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Javier J. Rodriguez, Joel Ackerman, and Kathleen Waters, and each of them his or her true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

S-1

Signature	Title	Date

/S/ JAVIER J. RODRIGUEZ	Chief Executive Officer	February 21, 2020
Javier J. Rodriguez	(Principal Executive Officer)

/S/ JOEL ACKERMAN	Chief Financial Officer and Treasurer	February 21, 2020
Joel Ackerman	(Principal Financial Officer)

/S/ JAMES K. HILGER	Chief Accounting Officer	February 21, 2020
James K. Hilger	(Principal Accounting Officer)

/S/ KENT J. THIRY	Executive Chairman and Director	February 21, 2020
Kent J. Thiry

/S/ PAMELA M. ARWAY	Director	February 21, 2020
Pamela M. Arway

/S/ CHARLES G. BERG	Director	February 21, 2020
Charles G. Berg

/S/ BARBARA J. DESOER	Director	February 21, 2020
Barbara J. Desoer

/S/ PASCAL DESROCHES	Director	February 21, 2020
Pascal Desroches

/S/ PAUL J. DIAZ	Director	February 21, 2020
Paul J. Diaz

/S/ PETER T. GRAUER	Director	February 21, 2020
Peter T. Grauer

/S/ JOHN M. NEHRA	Director	February 21, 2020
John M. Nehra

/S/ WILLIAM L. ROPER	Director	February 21, 2020
William L. Roper

/S/ PHYLLIS R. YALE	Director	February 21, 2020
Phyllis R. Yale

S-2

DAVITA INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Balance at beginning of year	Acquisitions	Amounts charged to income	Amounts written off	Balance at end of year
Description
	(in thousands)
Allowance for uncollectible accounts:
Year ended December 31, 2019	$52,924	$—	$21,715	$66,311	$8,328
Year ended December 31, 2018	$218,399	$—	$42,287	$207,762	$52,924
Year ended December 31, 2017	$238,897	$—	$478,365	$498,863	$218,399

S-3